Form 10-Q
period 2016-09-30
Camping World Holdings, Inc.
filed 2016-11-10
CIK 1669779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington,  D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _______________

Commission file number:  001-37908

CAMPING WORLD HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	81-1737145
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

250 Parkway Drive, Suite 270
Lincolnshire, IL	60069
(Address of principal executive offices)	(Zip Code)

(847) 808-3000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐  No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐  No  ☒

As of November 10, 2016, the registrant had 18,935,916 shares of Class A common stock, 62,002,729 shares of Class B common stock and one share of Class C common stock outstanding.

Camping World Holdings, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended September 30, 2016

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q may be forward-looking statements. Statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, including, among others, statements regarding expected new retail location openings, including greenfield locations and acquired locations; profitability of new retail locations; future capital expenditures and debt service obligations; refinancing, retirement or exchange of outstanding debt; expectations regarding consumer behavior and growth; our comparative advantages and our plans and ability to expand consumer base; our ability to respond to changing business and economic conditions; volatility in sales; our ability to drive growth; and expectations regarding increase of certain expenses are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘expects,’’ ‘‘plans,’’ ‘‘anticipates,’’ ‘‘could,’’ ‘‘intends,’’ ‘‘targets,’’ ‘‘projects,’’ ‘‘contemplates,’’ ‘‘believes,’’ ‘‘estimates,’’ ‘‘predicts,’’ ‘‘potential’’ or ‘‘continue’’ or the negative of these terms or other similar expressions.

Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We believe that these important factors include, but are not limited to, the following:

•	the availability of financing to us and our customers;

•	fuel shortages, or high prices for fuel;

•	the well-being, as well as the continued popularity and reputation for quality, of our manufacturers;

•	general economic conditions in our markets, and ongoing economic and financial uncertainties;

•	our ability to attract and retain customers;

•	competition in the market for services, protection plans, products and resources targeting the RV lifestyle or RV enthusiast;

•	our expansion into new, unfamiliar markets presents as well as delays in opening or acquiring new retail locations;

•	unforeseen expenses, difficulties, and delays frequently encountered in connection with expansion through acquisitions;

•	our failure to maintain the strength and value of our brands;

•	our ability to successfully order and manage our inventory to reflect consumer demand in a volatile market and anticipate changing consumer preferences and buying trends;

•	fluctuations in our same store sales and whether they will be a meaningful indicator of future performance;

•	the cyclical and seasonal nature of our business;

•	our ability to operate and expand our business and to respond to changing business and economic conditions, which depends on the availability of adequate capital;

•	the restrictive covenants in our New Senior Secured Credit Facilities and Floor Plan Facility;

•	our reliance on two fulfillment and distribution centers for our retail, e-commerce and catalog businesses;

•	natural disasters, whether or not caused by climate change, unusual weather condition, epidemic outbreaks, terrorist acts and political events;

•	our dependence on our relationships with third party providers of services, protection plans, products and resources and a disruption of these relationships or of these providers’ operations;

•	whether third party lending institutions and insurance companies will continue to provide financing for RV purchases;

•	our inability to retain senior executives and attract and retain other qualified employees;

•	our ability to meet our labor needs;

•	our inability to maintain the leases for our retail locations or locate alternative sites for our stores in our target markets and on terms that are acceptable to us;

•	our business being subject to numerous federal, state and local regulations;

•	regulations applicable to the sale of extended service contracts;

•	our dealerships’ susceptibility to termination, non-renewal or renegotiation of dealer agreements if state dealer laws are repealed or weakened;

•	our failure to comply with certain environmental regulations;

•	climate change legislation or regulations restricting emission of ‘‘greenhouse gases;’’

•	a failure in our e-commerce operations, security breaches and cybersecurity risks;

•	our inability to enforce our intellectual property rights and accusations of our infringement on the intellectual property rights of third parties;

•	our inability to maintain or upgrade our information technology systems or our inability to convert to alternate systems in an efficient and timely manner;

•	disruptions to our information technology systems or breaches of our network security;

•

Marcus Lemonis, through his beneficial ownership of our shares directly or indirectly held by ML Acquisition Company, LLC and ML RV Group, LLC, will have substantial control over us and may approve or disapprove substantially all transactions and other matters requiring approval by our stockholders, including, but not limited to, the election of directors;

•

the exemptions from certain corporate governance requirements that we will qualify for, and intend to rely on, due to the fact that we are a ‘‘controlled company’’ within the meaning of the New York Stock Exchange, or NYSE, listing requirements;

•

whether we are able to realize any tax benefits that may arise from our organizational structure and any redemptions or exchanges of CWGS Enterprises, LLC common units for cash or stock, including in connection with our initial public offering; and

•	the other factors set forth under ‘‘Risk Factors’’ In Item 1A of Part II of this Quarterly Report on Form 10-Q.

We qualify all of our forward-looking statements by these cautionary statements. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise. For a further discussion of the risks relating to our business, see “Item 1A—Risk Factors” in Part II of this Quarterly Report on Form 10-Q.

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

Camping World Holdings, Inc.

Balance Sheets (unaudited)

	September 30,	March 8,
	2016	2016
Assets	$—	$—

Commitments and Contingencies

Stockholder's Equity
Common Stock, par value $0.01 per share, 100 shares authorized, none issued and outstanding	—	—
Total Stockholder's Equity	$—	$—

See accompanying Notes to Balance Sheets.

Camping World Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1: Organization

CWGS, Inc. was formed as a Delaware corporation on March 8, 2016. On June 8, 2016, we effected a name change from CWGS, Inc. to Camping World Holdings, Inc. (“CWH”). CWH was formed for the purpose of completing an initial public offering and related transactions in order to carry on the business of CWGS Enterprises, LLC (“CWGS, LLC”).

As described in more detail in Note 4: Subsequent Events, on October 13, 2016, we completed our initial public offering (“IPO”) of 11,363,636 shares of our Class A common stock at a public offering price of $22.00 per share, receiving $233.4 million in proceeds, net of underwriting discounts and commissions, which were used to purchase 11,363,636 newly-issued common units of CWGS, LLC from CWGS, LLC at a price per unit equal to the initial public offering price per share of Class A common stock sold in the IPO less underwriting discounts and commissions. In addition, on November 4, 2016, the underwriters exercised their option, in part, to purchase an additional 508,564 shares of Class A common stock. On November 9, 2016, we closed on the purchase of the additional 508,564 shares of Class A common stock and received $10.4 million in additional proceeds, net of underwriting discounts and commissions, which we used to purchase 508,564 newly-issued common units from CWGS, LLC at a price per unit equal to the initial public offering price per share of Class A common stock in the IPO less underwriting discounts and commissions.

Subsequent to the IPO and related reorganization transactions, we became a holding company and our principal asset is the common units of CWGS, LLC that we own. As the sole managing member of CWGS, LLC, we have the sole voting interest in, and operate and control all of the business and affairs of, CWGS, LLC, and through its subsidiaries, conduct our business. As a result, beginning in the fourth quarter of 2016, we will consolidate the financial results of CWGS, LLC and will report a non-controlling interest representing the CWGS, LLC interests held by the “Continuing Equity Owners,” whom we define as collectively, ML Acquisition Company, a Delaware limited liability company, indirectly owned by each of Stephen Adams and our Chairman and Chief Executive Officer, Marcus Lemonis ("ML Acquisition”), funds controlled by Crestview Partners II GP, L.P. and, collectively, our named executive officers (excluding Marcus Lemonis), Andris A. Baltins and K. Dillon Schickli, who are members of our board of directors, and certain other current and former non-executive employees and former directors, in each case, who held profit units in CWGS, LLC pursuant to CWGS, LLC’s equity incentive plan that was in existence prior to our IPO and who received common units of CWGS, LLC in exchange for their profit units in connection with the Transactions (as defined herein) (collectively, the “Former Profit Unit Holders”) and each of their permitted transferees that own common units in CWGS, LLC and who may redeem at each of their options their common units for, at our election (determined solely by our independent directors (within the meaning of the rules of the New York Stock Exchange) who are disinterested), cash or newly-issued shares of our Class A common stock.

Note 2: Summary of Significant Account Policies

Basis of Accounting — The Balance Sheets are presented in accordance with accounting principles generally accepted in the United States of America. Separate statements of operations, comprehensive income, changes in stockholder’s equity, and cash flows have not been presented because as of September 30, 2016, we had not engaged in any business or other activities except in connection with our formation.

Income Taxes — We are treated as a subchapter C corporation, and therefore, are subject to both federal and state income taxes. CWGS Enterprises, LLC will continue to be recognized as a limited liability company, a pass-through entity for income tax purposes.

Note 3: Stockholder’s Equity

On March 8, 2016, our board of directors authorized CWH to issue 100 shares of common stock, par value of $0.01 per share, none of which have been issued or are outstanding.

In connection with our IPO, our board of directors approved an amended and restated certificate of incorporation (the "Amended and Restated Certificate of Incorporation”), which became effective on October 6, 2016. The Amended and Restated Certificate of Incorporation authorizes the issuance of up to 250,000,000 shares of Class A common stock, up to 75,000,000 shares of Class B common stock, one share of Class C stock, and 20,000,000 shares of preferred stock, having a par value of $0.01, $0.0001, $0.0001 and $0.0001 per share, respectively. Shares of our Class A common stock have both economic and voting rights. Shares of our Class B common stock and Class C common stock have no economic rights, but do have voting rights. Holders of shares of our Class A common stock, our Class B common stock and our Class C common stock will vote together as a single class on all matters presented to stockholders for their vote or approval, except as otherwise required by law or our Amended and Restated Certificate of Incorporation. Holders of Class A common stock and Class B common stock are entitled to one vote per share on all matters presented to our stockholders generally; provided that, for as long as ML Acquisition and its permitted transferees of common units (the "ML Related Parties”), directly or indirectly, beneficially own in the aggregate 27.5% or more of all of the outstanding common units of CWGS, LLC, the shares of Class B common stock held by the ML Related Parties will entitle the ML Related Parties to the number of votes necessary such that the ML Related Parties, in the aggregate, cast 47% of the total votes eligible to be cast by all of our stockholders on all matters presented to a vote of our stockholders generally. Additionally, the holder of our one share Class C common stock is entitled to the number of votes necessary such that the holder casts 5% of the total votes eligible to be cast by all of our stockholders on all matters presented to a vote of our stockholders generally. We issued our one share of Class C common stock to ML RV Group, LLC, a Delaware limited liability company, wholly-owned by our Chairman and Chief Executive Officer, Marcus Lemonis.  Upon a Class C Change of Control (as defined in our Amended and Restated Certificate of Incorporation), our Class C common stock shall no longer have any voting rights, such share of our Class C common stock will be cancelled for no consideration and will be retired, and we will not reissue such share of Class C common stock.

The Amended and Restated Certificate of Incorporation and our amended and restated bylaws provide that our board of directors may consist of up to nine directors, and that our board of directors be divided into three classes, as nearly equal in number as possible, with the directors in each class serving for a three-year term, and one class being elected each year by our stockholders.

Note 4: Subsequent Events

Reorganization Transactions

On October 6, 2016, in connection with the completion of our IPO, we completed a series of reorganization transactions (the “Transactions”). The Transactions included the following:

•

the amendment and restatement of CWGS, LLC's limited liability company agreement (the “CWGS LLC Agreement”) to, among other things, appoint us as its sole managing member and convert all existing membership interests (including existing vested profit unit interests and all unvested profit unit interests, which accelerated and vested in connection with the IPO) in CWGS, LLC into one class of common units;

•

the amendment and restatement of our certificate of incorporation to, among other things, provide (i) for Class A common stock and Class B common stock, with each share of our Class A common stock and Class B common stock entitling its holders to one vote per share on all matters presented to our stockholders generally; provided that, for as long as the ML Related Parties, directly or indirectly, beneficially own in the aggregate 27.5% or more of all of the outstanding common units of CWGS, LLC, the shares of our Class B common stock held by the ML Related Parties will entitle the ML Related Parties to the number of votes necessary such that the ML Related Parties, in the aggregate, cast 47% of the total votes eligible to be cast by all of our stockholders on all matters presented to a vote of our stockholders generally, and (ii) for one share of Class C common stock entitling its holder to the number of votes necessary such that the holder casts 5% of the total votes eligible to be cast by all of our stockholders on all matters presented to a vote of our stockholders generally for as long as there is no Class C Change of Control (as defined in our Amended and Restated Certificate of Incorporation);

•

issued, for $0.0001 per share, 69,066,445 shares of Class B common stock to certain existing holders of common units of CWGS, LLC on a one-to-one basis with the number of common units of CWGS, LLC that they owned;

•	issued, for $0.01 per share, one share of Class C common stock to ML RV Group, LLC;

•

the merger of certain Original Equity Owners controlled by Crestview Partners II GP, L.P., as defined below, with and into CWH or a wholly owned subsidiary of CWH, for which CWH issued 7,063,716 shares of Class A common stock as consideration for the 7,063,716 common units held by such entities and canceled a corresponding number of Class B common stock; and

•

we entered into (i) a voting agreement with ML Acquisition, ML RV Group, CVRV Acquisition LLC and CVRV Acquisition II LLC, (ii) a registration rights agreement with the direct and certain indirect owners of interests in CWGS, LLC, collectively, prior to the Transactions, which includes ML Acquisition, funds controlled by Crestview Partners II GP, L.P. and the Former Profit Unit Holders (collectively, the “Original Equity Owners”) and (iii) a tax receivable agreement (the ‘‘Tax Receivable Agreement’’) with CWGS, LLC, each of the Continuing Equity Owners and Crestview Partners II GP, L.P.

The Transactions were effected on October 6, 2016, prior to the time our Class A common stock was registered under the Securities Exchange Act of 1934, as amended, and prior to the completion of our IPO.

CWGS, LLC Recapitalization

As noted above, the CWGS LLC Agreement, among other things, appointed us as CWGS, LLC’s sole managing member and reclassified all outstanding membership interests in CWGS, LLC as non-voting common units. Although we have a minority economic interest in CWGS, LLC, as the sole managing member, we have the sole voting power in, and control the management of, CWGS, LLC. As a result, beginning in the fourth quarter of 2016, we will consolidate CWGS, LLC's financial results and report a non-controlling interest related to the portion of CWGS, LLC not owned by us.

The Amended and Restated Certificate of Incorporation discussed in Note 3 and the CWGS LLC Agreement noted above requires CWGS, LLC and us to, at all times, maintain (i) a one-to-one ratio between the number of shares of Class A common stock issued by us and the number of common units owned by us and (ii) a one-to-one ratio between the number of shares of Class B common stock owned by the Continuing Equity Owners (other than the Former Profit Unit Holders) and the number of common units owned by the Continuing Equity Owners (other than the Former Profit Unit Holders). We may issue shares of Class B common stock only to the extent necessary to maintain the one-to-one ratio between the number of common units of CWGS, LLC held by the Continuing Equity Owners (other than the Former Profit Unit Holders) and the number of shares of Class B common stock issued to the Continuing Equity Owners (other than the Former Profit Unit Holders). Shares of Class B common stock are transferable only together with an equal number of common units of CWGS, LLC. Only permitted transferees of common units held by the Continuing Equity Owners (other than the Former Profit Unit Holders) will be permitted transferees of Class B common stock.

The Continuing Equity Owners may from time to time at each of their options require CWGS, LLC to redeem all or a portion of their common units in exchange for, at our election (determined solely by our independent directors (within the meaning of the rules of the New York Stock Exchange (the “NYSE”) who are disinterested), newly-issued shares of our Class A common stock on a one-for-one basis or a cash payment equal to a volume weighted average market price of one share of Class A common stock for each common unit redeemed, in each case in accordance with the terms of the CWGS LLC Agreement; provided that, at our election (determined solely by our independent directors (within the meaning of the rules of the NYSE) who are disinterested), we may effect a direct exchange of such Class A common stock or such cash, as applicable, for such common units. The Continuing Equity Owners may exercise such redemption right for as long as their common units remain outstanding. Simultaneously with the payment of cash or shares of Class A common stock, as applicable, in connection with a redemption or exchange of common units pursuant to the terms of the CWGS LLC Agreement, a number of shares of our Class B common stock registered in the name of the redeeming or exchanging Continuing Equity Owner (other than Former Profit Unit Holders) will be cancelled for no consideration on a one-for-one basis with the number of common units so redeemed or exchanged.

Reorganization Mergers

In connection with the IPO, the Original Equity Owners merged with and into CWH or a wholly owned subsidiary of CWH, for which CWH issued an aggregate of 7,063,716 shares of Class A common stock as consideration for the 7,063,716 aggregate common units held by such entities and canceled a corresponding number of shares of Class B common stock. Upon consummation of the mergers, we recognized the 7,063,716 common units at carrying value, as these transactions are considered to be between entities under common control.

We also acquired the tax attributes of the Original Equity Owners, which are recorded generally as deferred tax assets at the time for certain of the mergers. These attributes include the original basis adjustments arising from the original acquisition of common units by the Original Equity Owners, as described below.

Tax Receivable Agreement

On October 6, 2016, CWH entered into the Tax Receivable Agreement that provides for the payment by Camping World Holdings, Inc. to the Continuing Equity Owners and Crestview Partners II GP, L.P. of 85% of the amount of tax benefits, if any, that Camping World Holdings, Inc. actually realizes, or in some circumstances is deemed to realize, as a result of (i) increases in tax basis resulting from the purchase of common units from Crestview Partners II GP, L.P. in exchange for Class A common stock in connection with the consummation of the IPO and the related Transactions and any future redemptions that are funded by CWH and any future redemptions or exchanges of common units by Continuing Equity Owners as described above and (ii) certain other tax benefits attributable to payments made under the Tax Receivable Agreement. CWGS, LLC intends to have in effect an election under Section 754 of the Internal Revenue Code effective for each taxable year in which a redemption or exchange (including deemed exchange) of common units for cash or stock occurs. These tax benefit payments are not conditioned upon one or more of the Continuing Equity Owners or Crestview Partners II GP, L.P. maintaining a continued ownership interest in CWGS, LLC. In general, the Continuing Equity Owner’s and Crestview Partners II GP, L.P.’s rights under the Tax Receivable Agreement are assignable, including to transferees of its common units in CWGS, LLC (other than Camping World Holdings, Inc. as transferee pursuant to a redemption or exchange of common units in CWGS, LLC). We expect to benefit from the remaining 15% of the tax benefits, if any, that we may actually realize.

Initial Public Offering

As noted above, on October 13, 2016, we completed our IPO of 11,363,636 shares of Class A common stock at a public offering price of $22.00 per share. We received $233.4 million in proceeds, net of underwriting discounts and commissions, which we used to purchase 11,363,636 newly-issued common units from CWGS, LLC at a price per unit equal to the initial public offering price per share of Class A common stock in the IPO less underwriting discounts and commissions. In addition, on November 4, 2016, the underwriters exercised their option, in part, to purchase an additional 508,564 shares of Class A common stock. On November 9, 2016, we closed on the purchase of the additional 508,564 shares of Class A common stock and received $10.4 million in additional proceeds, net of underwriting discounts and commissions, which we used to purchase 508,564 newly-issued common units from CWGS, LLC at a price per unit equal to the initial public offering price per share of Class A common stock in the IPO less underwriting discounts and commissions. Immediately following the completion of the IPO and the underwriters’ exercise of their option to purchase additional shares of Class A common stock, there were 62,002,729 shares of Class B common stock outstanding, one share of Class C common stock outstanding, and 18,935,916 shares of Class A common stock outstanding, comprised of 11,872,200 shares issued as part of the IPO and the underwriters’ exercise of their option to purchase additional shares of Class A common stock and 7,063,716 shares issued in connection with the mergers described above.

Equity-Based Compensation

In connection with the IPO, on September 24, 2016, CWH adopted the Camping World Holdings, Inc. 2016 Equity Incentive Plan (the “2016 Plan”), which became effective on October 6, 2016 upon the effectiveness of the registration statement on form S-1 (File No. 333-211977), as amended.

We reserved a total of 14,693,518 shares of Class A common stock for issuance pursuant to the 2016 Plan. In connection with the IPO, we granted to certain of our directors and certain of our employees Class A common stock issuable pursuant to 1,134,809 stock options and 145,282 restricted stock units.

CWGS ENTERPRISES, LLC AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (unaudited)

(In thousands except per unit amounts)

	September 30,	December 31,
	2016	2015
Assets
Cash and cash equivalents	$115,066	$92,025
Contracts in transit	50,343	21,892
Accounts receivable, less allowance for doubtful accounts of $5,917 and $5,119 in 2016 and 2015, respectively	64,271	56,356
Inventories, net	808,089	868,939
Prepaid expenses and other assets	25,630	18,861
Deferred tax asset	168	123
Total current assets	1,063,567	1,058,196

Property and equipment, net	130,647	149,725
Deferred tax asset	2,977	6,111
Intangibles assets, net	3,721	1,652
Goodwill	148,726	112,940
Other assets	17,870	15,394
Total assets	$1,367,508	$1,344,018

Liabilities and members' deficit
Current liabilities:
Accounts payable	$91,749	$56,789
Accrued liabilities	96,315	77,552
Deferred revenues and gains	74,695	63,616
Current portion of capital lease obligations	1,329	771
Current portion of long-term debt	46,922	52,089
Notes payable – floor plan	532,453	598,420
Other current liabilities	22,873	13,861
Total current liabilities	866,336	863,098

Capital lease obligations	1,089	751
Right to use liabilities	10,379	30,599
Long-term debt, net of current portion	769,423	673,304
Deferred revenues and gains	54,019	52,151
Other long-term liabilities	20,549	13,062
Total liabilities	1,721,795	1,632,965

Commitments and contingencies	—	—

Membership units, 153,796 authorized and 153,796 units issued, and 155,559 units authorized and 155,559 units issued as of September 30, 2016 and December 31, 2015, respectively	—	—
Members' deficit	(354,287)	(288,947)

Total liabilities and members' deficit	$1,367,508	$1,344,018

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CWGS Enterprises, LLC and Subsidiaries

Condensed Consolidated Statements of Operations (unaudited)

(In thousands except per unit amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenue:
Consumer Services and Plans	$45,442	$40,902	$135,868	$127,747
Retail
New vehicles	545,231	468,084	1,533,463	1,314,742
Used vehicles	181,820	238,018	577,994	646,138
Parts, services and other	166,076	157,214	464,959	430,841
Finance and insurance, net	67,418	57,748	187,810	157,385
Subtotal	960,545	921,064	2,764,226	2,549,106

Total revenue	1,005,987	961,966	2,900,094	2,676,853

Costs applicable to revenue (exclusive of depreciation and amortization shown separately below):
Consumer Services and Plans	19,953	19,404	59,071	60,196
Retail
New vehicles	474,944	405,448	1,325,917	1,135,074
Used vehicles	140,516	192,119	461,750	522,115
Parts, services and other	88,473	85,825	244,734	230,045
Subtotal	703,933	683,392	2,032,401	1,887,234

Total costs applicable to revenue	723,886	702,796	2,091,472	1,947,430

Operating expenses:
Selling, general, and administrative	188,858	176,466	544,954	492,345
Depreciation and amortization	6,219	6,387	18,144	17,785
Loss (gain) on sale of assets	21	241	(227)	(424)
Total operating expenses	195,098	183,094	562,871	509,706

Income from operations	87,003	76,076	245,751	219,717

Other income (expense):
Floor plan interest expense	(4,322)	(3,013)	(14,851)	(9,394)
Other interest expense, net	(12,715)	(14,414)	(38,040)	(40,776)
Other income (expense), net	—	1	(2)	1
	(17,037)	(17,426)	(52,893)	(50,169)

Income before income taxes	69,966	58,650	192,858	169,548
Income tax expense	(2,288)	(1,145)	(4,638)	(3,353)

Net income	$67,678	$57,505	$188,220	$166,195

Pro forma earnings per unit:
Basic	$0.94	$0.80	$2.62	$2.31
Diluted	$0.94	$0.80	$2.62	$2.31
Pro forma weighted average units
outstanding:
Basic	71,899,630	71,899,630	71,899,630	71,899,630
Diluted	71,899,630	71,899,630	71,899,630	71,899,630

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CWGS Enterprises, LLC and Subsidiaries

Condensed Consolidated Statement of Members' Deficit (unaudited)

(In thousands)

	Common Stock		Members'
	Units	Amounts	Deficit	Total
BALANCE AT JANUARY 1, 2016	155,559	$—	$(288,947)	$(288,947)
Net income	—	—	188,220	188,220
Members' distributions	—	—	(197,782)	(197,782)
Member units redeemed	(1,763)	—	(16,940)	(16,940)
Non-cash distributions	—	—	(38,838)	(38,838)
BALANCE AT SEPTEMBER 30, 2016	153,796	$—	$(354,287)	$(354,287)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CWGS Enterprises, LLC and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Nine Months Ended September 30,
	2016	2015

Operating activities
Net income	$188,220	$166,195

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,144	17,785
Stock based compensation	60	—
Gain on sale of assets	(227)	(424)
Provision for losses on accounts receivable	1,701	1,220
Accretion of original issue discount	915	744
Non-cash interest	3,698	3,874
Deferred tax expense	3,089	2,094
Change in assets and liabilities, net of acquisitions:
Receivables and contracts in transit	(38,415)	(43,220)
Inventories	69,698	(20,591)
Prepaid expenses and other assets	(8,324)	(11,014)
Checks in excess of bank balance	(7,478)	4,185
Accounts payable and other accrued expenses	67,935	76,638
Accrued rent for cease-use locations	286	(168)
Deferred revenue and gains	12,849	11,242
Other, net	3,876	7,118
Net cash provided by operating activities	316,027	215,678

Investing activities
Purchases of property and equipment	(29,203)	(32,280)
Purchase of real property	(12,871)	(44,466)
Proceeds from the sale of real property	7,291	33,619
Purchases of businesses, net of cash acquired	(67,690)	(124,454)
Proceeds from sale of property and equipment	3,486	725
Purchase of intangible assets	—	(158)
Net cash used in investing activities	$(98,987)	$(167,014)

CWGS Enterprises, LLC and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Nine Months Ended September 30,
	2016	2015
Financing activities
Net borrowings on notes payable – floor plan	$(65,967)	$21,470
Borrowings on long-term debt	134,325	94,763
Borrowings on revolver	12,000	—
Payments of principal on capital lease obligations	(1,111)	(550)
Payments of principal on long-term debt	(43,615)	(26,627)
Payments of principal on right to use liability	(164)	(1,247)
Payments on revolver	(12,000)	—
Payment of debt issuance costs	(2,685)	(2,379)
Members' distributions	(214,782)	(206,139)
Net cash used in financing activities	(193,999)	(120,709)

Increase (decrease) in cash	23,041	(72,045)
Cash at beginning of period	92,025	110,710
Cash at end of the period	$115,066	$38,665

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CWGS ENTERPRISES, LLC AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except member data)

Note 1: Summary of Significant Accounting Policies

Business and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of CWGS Enterprises, LLC and its subsidiaries (the “Company” or “CWGS, LLC”), have been prepared accordance with generally accepted accounting principles in the United States (“GAAP”) and include all information and footnotes required for interim financial statements presentation but do not include all disclosures required under GAAP for annual financial statements. In the opinion of management, the interim condensed consolidated financial statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of the Company’s financial position and of the results of operations and cash flows for the periods presented.

The Company was formed in March 2011 when its then ultimate parent, AGI Holding Corp, indirectly contributed all of the membership interests of Affinity Group Holding, LLC (“AGH”) and FreedomRoads Holding Company, LLC (“FreedomRoads”) to CWGS Holding, LLC, CWGS, LLC’s immediate parent, which in turn, contributed the interest of AGH and FreedomRoads to CWGS, LLC. All material intercompany transactions and balances of the Company have been eliminated in consolidation.

The Company does not have any components of other comprehensive income recorded within its consolidated financial statements, and, therefore, does not separately present a statement of comprehensive income in its consolidated financial statements.

Camping World Holdings, Inc. (“CWH”) was incorporated on March 8, 2016 for the purpose of facilitating an initial public offering and other related transactions in order to carry on our business. On October 13, 2016, CWH completed an initial public offering of 11,363,636 shares of Class A common stock at a public offering price of $22.00 per share (the “IPO”), receiving $233.4 million in proceeds, net of underwriting discounts and commissions, which were used to purchase 11,363,636 newly-issued common units of the Company at a price per unit equal to the initial public offering price per share of Class A common stock sold in the IPO less underwriting discounts and commissions. In addition, on November 4, 2016, the underwriters exercised their option, in part, to purchase an additional 508,564 shares of Class A common stock. On November 9, 2016, CWH closed on the purchase of the additional 508,564 shares of Class A common stock and received $10.4 million in additional proceeds, net of underwriting discounts and commissions, which CWH used to purchase 508,564 newly-issued common units from CWGS, LLC at a price per unit equal to the initial public offering price per share of Class A common stock in the IPO less underwriting discounts and commissions.

Subsequent to the IPO, CWH became a holding company and its principal asset is the common units of CWGS, LLC that it owns. As the sole managing member of CWGS, LLC, CWH has the sole voting interest in, and operates and controls all of our business and affairs, and through us and our subsidiaries, conducts our business. Our unaudited interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and related notes included in our prospectus, dated October 6, 2016, filed with the Securities and Exchange Commission (SEC) in accordance with Rule 424(b) of the Securities Act of 1933, as amended, on October 11, 2016.

Description of the Business

CWGS, LLC is a holding company and operates through its subsidiaries. The operations of the Company consist of two primary businesses: (i) Consumer Services and Plans, and (ii) Retail. The Company provides consumer services and plans offerings through its Good Sam brand and the Company provides its retail offerings through its Camping World brand. Within the Consumer Services and Plans segment, the Company primarily derives revenue from the sale of the following offerings: emergency roadside assistance; property and casualty insurance programs; travel assist programs; extended vehicle service contracts; co-

branded credit cards; vehicle financing and refinancing; club memberships; and publications and directories. Within the Retail segment, the Company primarily derives revenues from the sale of the following products: new vehicles; used vehicles; parts and service, including recreational vehicle (“RV”) accessories and supplies; and finance and insurance. The Company primarily operates in various regions throughout the United States and markets its products and services to RV owners and camping enthusiasts. At September 30, 2016, the Company operated 120 Camping World retail locations, of which 103 locations sell new and used RVs, and offer financing, and other ancillary services, protection plans, and products for the RV purchaser.

Use of Estimates

The preparation of these unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates.

Recent Accounting Policies

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU 2016-02, Leases (Topic 842). The amendments in this update require, among other things, that lessees recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-to-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Lessees and lessors must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We expect to adopt the amendments in the first quarter of 2019 and are currently evaluating the impacts of the amendments to our financial statements and accounting practices for leases.

In November 2015, the FASB issued an accounting pronouncement (“FASB ASU 2015-17”) which simplifies the balance sheet classification of deferred taxes. This pronouncement requires that all deferred tax assets and liabilities be classified as noncurrent in the classified balance sheet, rather than separating such deferred taxes into current and noncurrent amounts, as is required under current guidance. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016, and may be applied either prospectively or retrospectively. We are currently in the process of evaluating the effects of the pronouncement on our consolidated financial statements.

In September 2015, the FASB issued ASU update No. 2015-16, Simplifying the Accounting for Measurement Period Adjustments in Business Combinations (“ASU 2015-16”) which eliminates the requirement for an acquirer in a business combination to account for measurement period adjustments retrospectively. Instead, an acquirer will recognize a measurement period adjustment during the period which it determines the amount of the adjustment. This pronouncement is effective for fiscal years beginning after December 15, 2015. The adoption did not have a material impact on our consolidated financial position, results of operations or cash flows.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory (“ASU 2015-11”). Under ASU 2015-11, entities should measure inventory that is not measured using last-in, first-out (“LIFO”) or the retail inventory method, including inventory that is measured using first-in, first-out (“FIFO”) or average cost, at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. ASU 2015-11 is effective for reporting periods beginning after December 15, 2016 and is to be applied prospectively. The adoption of ASU 2015-11 is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.

In May 2014, the FASB issued ASU Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 supersedes the existing revenue recognition guidance and clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that the entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. In August 2015, the FASB issued an update to ASU 2014-09 deferring the effective date for public entities, on a retrospective basis, to annual reporting periods beginning after December 15, 2017, and interim periods within that reporting period for a public company. Early adoption is permitted, subject to certain conditions. We are currently evaluating the adoption method and impact ASU 2014-09 will have on our consolidated financial statements.

Note 2: Inventories, Net and Floor Plan Payable

Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2016	2015
New RV vehicles	$620,746	$620,499
Used RV vehicles	89,017	164,381
Parts, accessories and miscellaneous	98,326	84,059
	$808,089	$868,939

New and used vehicles are primarily financed by floor plan arrangements through a syndication of banks. The floor plan notes are collateralized by substantially all of the assets of FreedomRoads, LLC (“FR”), a wholly owned subsidiary of FreedomRoads, which operates the Camping World dealerships, and bear interest at one month London Interbank Offered Rate (“LIBOR”) plus 2.05% as of September 30, 2016 and 2.40% as of December 31, 2015. LIBOR, as defined, was 0.52% at September 30, 2016 and 0.36% as of December 31, 2015. Principal is due upon the sale of the related vehicle.

At September 30, 2016 and December 31, 2015, the principal amount outstanding under its floor plan financing facility (the "Floor Plan Facility") was $532.5 million and $598.4 million, respectively. Outstanding letters of credit under the Floor Plan Facility were $7.3 million at both September 30, 2016 and December 31, 2015. Floor plan interest expense for the nine months ended September 30, 2016 and September 30, 2015 was $14.9 million and $9.4 million, respectively.

On July 1, 2016, FR entered into Amendment No. 1 to the Sixth Amended and Restated Credit Agreement for the Floor Plan Facility to, among other things, increase the available amount under the Floor Plan Facility from $880.0 million to $1.18 billion, amend the applicable borrowing rate margin on LIBOR and Base Rate Loans ranging from 2.05% to 2.50% and 0.55% and 1.00%, respectively, based on the consolidated current ratio at FR, and extend the maturity date to June 30, 2019. The letter of credit commitment within the Floor Plan Facility remained at $15.0 million.

The credit agreement governing the Floor Plan Facility contains certain financial covenants. FR was in compliance with all debt covenants at September 30, 2016 and December 31, 2015.

Note 3: Goodwill and Intangible Assets

Goodwill

The following is a summary of changes in the Company’s goodwill by reportable segments for the nine months ended September 30, 2016 (in thousands):

	Consumer
	Services and
	Plans	Retail	Consolidated
Balance as of December 31, 2015	$49,944	$62,996	$112,940
Goodwill related to acquisitions	—	35,786	35,786
Balance as of September 30, 2016	$49,944	$98,782	$148,726

The Company evaluates goodwill for impairment on an annual basis during the fourth quarter, or more frequently if events or changes in circumstances indicate that the Company’s goodwill or indefinite-lived intangible assets might be impaired. The Company assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then it is required to perform the first step of a two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the Company is required to perform the second step of the two-step goodwill impairment test to measure the amount of the impairment loss based on qualitative assessments.

Intangible Assets

Finite-lived intangible assets and related accumulated amortization consisted of the following at September 30, 2016 and December 31, 2015 (in thousands):

	September 30,	December 31,
	2016	2015
Gross membership and customer lists	$9,486	$6,712
Less: accumulated amortization	(5,765)	(5,060)
Intangible assets, net	$3,721	$1,652

Our principal identifiable finite-lived intangible assets are membership and customer lists with weighted-average useful lives of approximately five years each.

Note 4: Long-Term Debt

Long-term debt consists of the following:

	September 30,	December 31,
	2016	2015
Term Loan Facility (1)	$816,345	$725,393
Less: current maturities	(46,922)	(52,089)
Long-term debt, net of current maturities	$769,423	$673,304

(1)

Net of $4.7 million and $4.9 million original issue discount at September 30, 2016 and December 31, 2015, respectively, and $11.8 million and $11.1 million of finance costs at September 30, 2016 and December 31, 2015, respectively.

CWGS Credit Facility

On November 20, 2013, CWGS Group, LLC, a wholly owned subsidiary of CWGS, LLC, entered into a $545.0 million senior secured credit facility (the “Existing Senior Secured Credit Facilities”) consisting of a $525.0 million term loan facility (the “Existing Term Loan Facility”), at an original issue discount of $5.3 million or 1.00%, and a $20.0 million revolving credit facility (the “Existing Revolving Credit Facility”). In December 2014 and December 2015, CWGS Group, LLC secured an additional $117.0 million and $55.0 million, respectively, of term loan borrowings under the Existing Senior Secured Credit Facilities for which the proceeds were primarily used to purchase dealerships within FreedomRoads. In June 2015, CWGS Group, LLC secured an additional $95.0 million of term loan borrowings under the Senior Secured Credit Facilities for which the proceeds were primarily used to pay distributions to the CWGS, LLC members. On September 21, 2016, the Company amended the Senior Secured Credit Facilities to, among other things, amend the change of control definition and other technical changes to  facilitate its transition to a public company, provide additional borrowings of $135.0 million under the Existing Term Loan Facility, increasing the Existing Term Loan Facility to $828.2 million, net of original issue discount and finance costs totaling $16.5 million, and to permit a distribution of a portion of the proceeds to the members of CWGS, LLC. The net proceeds were used to fund a $100.0 million special cash distribution to the members of CWGS, LLC on September 21, 2016, and the remainder of the proceeds will be used for general corporate purposes, including the potential acquisition of dealerships.

Interest on the Existing Term Loan Facility floats at the Company’s option at a) LIBOR, subject to a 1.00% floor, plus an applicable margin of 4.75%, or b) an Alternate Base Rate (“ABR”) equal to 3.75% per annum plus the greater of the Prime Rate, Federal Funds Effective Rate plus 1/2 of 1.00%, LIBOR, or 2.00%. Interest on borrowings under the Existing Revolving Credit Facility is at the Company’s option of a) 4.25% to 4.50% per annum subject to a 1.00% floor in the case of a Eurocurrency loan, or b) 3.25% to 3.50% per annum plus the greater of the Prime Rate, Federal Funds Effective Rate plus 1/2 of 1.00%, LIBOR, or 2.00% in the case of an ABR loan, based on the Company’s ratio of net debt to consolidated earnings as defined in the Existing Senior Secured Credit Facilities. The Company also pays a commitment fee of 0.5% per annum on the unused amount of the Existing Revolving Credit Facility. Reborrowings under the Existing Term Loan Facility are not permitted. The quarterly scheduled principal prepayments on the term loan borrowings are $8.9 million. CWGS Group, LLC is required to prepay the term loan borrowings in an aggregate amount equal to 50% of excess cash flow, as defined in the Existing Senior Secured Credit Facilities, for such fiscal year. The required percentage prepayment of excess cash flow is reduced to 25% if the total leverage ratio, as defined, is 2.00 to 1.00 or greater but less than 2.50 to 1.00. If the total leverage ratio is less than 2.00 to 1.00, no prepayment of excess cash flow is required. As of December 31, 2015, CWGS Group, LLC’s excess cash flow offer, as defined, was $16.1 million and was presented to the term loan holders. The holders accepted $12.0 million of the prepayment offer and a principal payment in that amount was made on May 9, 2016.

The Existing Revolving Credit Facility matures on November 20, 2018, and the Existing Term Loan Facility matures on February 20, 2020. The funds available under the Revolving Credit Facility may be utilized for borrowings or letters of credit; however, a maximum of $10.0 million may be allocated to such letters of credit. As of September 30, 2016, the interest rate on the term debt was 5.75%, and permitted borrowings under the undrawn revolving credit facility were $20.0 million. As of September 30, 2016, the Company had available borrowings of $16.3 million and letters of credit in the aggregate amount of $3.7 million outstanding under the Existing Revolving Credit Facility. As of September 30, 2016, $828.2 million was outstanding under the Existing Term Loan Facility and no amounts were outstanding on the Existing Revolving Credit Facility.

CWGS, LLC and CWGS Group, LLC have no revenue-generating operations of their own. Their ability to meet the financial obligations associated with the Existing Senior Secured Credit Facilities is dependent on the earnings and cash flows of its operating subsidiaries, primarily Good Sam Enterprises, LLC and FR, and their ability to upstream dividends. The Existing Senior Secured Credit Facilities are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by each of the Company’s existing and future domestic restricted subsidiaries with the exception of FR and its subsidiaries. The Existing Senior Secured Credit Facilities contain certain restrictive covenants including, but not limited to, mergers, changes in the nature of the business, acquisitions, additional indebtedness, sales of assets, investments, and the prepayment of dividends subject to certain limitations and minimum operating covenants. The Company was in compliance with all debt covenants at September 30, 2016.

Note 5: Right to Use Liabilities

The Company leases operating facilities throughout the United States. The Company analyzes all leases in accordance with Accounting Standards Codification (“ASC”) 840 — Leases. In the first nine months of 2016, three leases were accounted for as operating leases after the completion of construction or the reduction in lease deposits to less than two month’s rent as they qualified for asset derecognition under the sale-leaseback accounting rules. This derecognition resulted in the removal of $20.0 million of right to use assets, and $20.1 million of right to use liabilities.

The Company has included the right to use assets in property and equipment, net, as follows (in thousands):

	September 30,	December 31,
	2016	2015
Right to use assets	$10,673	$31,757
Accumulated depreciation	(602)	(1,457)
Right to use assets, net	$10,071	$30,300

The following is a schedule by year of the future changes in the right to use liabilities as of September 30, 2016 (in thousands):

2016	$218
2017	872
2018	583
2019	486
2020	486
Thereafter (1)	14,300
Total minimum lease payments	16,945
Amounts representing interest	(6,566)
Present value of net minimum right to use liabilities payments	$10,379

(1)	Includes $5.0 million of scheduled derecognition of right to use liabilities upon the reduction in lease deposits to less than two months’ rent.

Note 6: Fair Value Measurements

The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. Fair value estimates are made at a specific point in time based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of judgment.

Accounting standards define fair value as the price that would be received from selling an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Accounting standards establish a fair value hierarchy which requires an entity to maximize the use of  observable inputs and minimize the use of unobservable inputs when measuring fair value and also establishes the following three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities

Level 2

Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted market prices in markets that are not active; or model-derived valuations or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities

The following methods and assumptions were used by us in estimating fair value disclosures for financial instruments:

Cash equivalents, accounts receivable, other assets, Notes Payable-floor plan, accounts payable, other current liabilities: The amounts reported in the accompanying Unaudited Condensed Consolidated Balance Sheets approximate fair value due to their short-term nature.

Fixed rate debt: Our fixed rate debt consists of amounts outstanding under our Existing Term Loan Facility. We estimate the fair value of our senior unsecured notes using quoted prices for the identical liability (Level 1). A summary of the aggregate carrying value and fair value of our fixed rate debt is as follows:

	Fair Value	9/30/2016		12/31/2015
($ in thousands)	Measurement	Carrying Value	Fair Value	Carrying Value	Fair Value
Term Loan Facility	Level 1	$816,345	$837,033	$725,393	$731,288

Non-financial assets such as goodwill, other intangible assets, and long-lived assets held and used are measured at fair value when there is an indicator of impairment and recorded at fair value only when impairment is recognized or for a business combination.

Note 7: Commitments and Contingencies

The Company is obligated under various real estate operating leases for retail locations, distribution centers and office space, expiring in various years through February 2036.

On April 25, 2016 and May 1, 2016, Camping World entered into sponsorship agreements. The sponsorship agreements expire on January 1, 2025 and October 1, 2019, respectively. The aggregate sponsorship fees payable for each fiscal year are as follows as of September 30, 2016 (in thousands):

2016	$1,000
2017	1,200
2018	2,500
2019	2,600
2020	1,300
Thereafter	5,700
$14,300

From time to time, the Company is involved in litigation arising in the normal course of business operations. The Company does not believe it is involved in any litigation that requires disclosure or will have a material adverse effect on its results of operations or financial position.

Note 8: Statement of Cash Flows

Supplemental disclosures of cash flow information for the nine months ended September 30 (in thousands):

	Nine Months Ended
	September 30,	September 30,
	2016	2015
Cash paid during the period for:
Interest	$50,705	$44,555
Income taxes	1,354	1,143

2016:

In September 2016, FreedomRoads acquired the assets of an RV dealership for an aggregate purchase price of $8.2 million.

In September 2016, the Company assumed $0.2 million of customer deposits and paid $1.4 million in connection with the acquisition of five RV shows from M & P Productions, Inc.

In September 2016, a tenant improvement in the amount of $0.7 million was delivered by a lessor upon the construction completion date.

In June 2016, the Company assigned its equity interest in AutoMatch USA, LLC, an indirect wholly-owned subsidiary of the Company, in the form of a $38.8 million non-cash distribution (See Note 11 — AutoMatch Distribution). Included in the non-cash distribution were contracts in transit of $1.0 million, accounts receivable of $0.3 million, inventories of $20.3 million, property and equipment of $17.1 million, and prepaid expenses and other assets of $0.1 million.

In January 2016, the Company acquired equipment through third party capital lease arrangements totaling $2.0 million.

In the first quarter of 2016, the Company derecognized $15.4 million of fixed assets and right to use liabilities for two leases that qualified as operating leases after completion of construction in 2016.  In the three months ended September 30, 2016, the Company derecognized $4.6 million of fixed assets and $4.7 million of right to use liabilities for our lease that qualified as an operating lease after the reduction in lease deposits to less than two month’s rent.

In January 2016, FreedomRoads acquired the assets of an RV dealership group comprised of four locations for an aggregate purchase price of approximately $58.9 million plus real property of $9.5 million (see Note 9 — Acquisitions). The purchase was funded through $22.6 million of borrowings under the Floor Plan Facility and the balance through a capital contribution provided by the net proceeds of the incremental debt issuance in December 2015 under the Company’s Existing Senior Secured Credit Facilities.

In January 2016, Camping World acquired the assets of a wholesale parts dealer for $1.4 million, comprised of inventory of $1.2 million, intangible assets of $1.3 million, receivables of $1.0 million, prepaid expenses of $0.1 million, and accrued liabilities of $2.2 million.

2015:

Certain real estate lease agreements were capitalized in accordance with ASC 840 — Leases. The value of the real property, other than land of $15.3 million, was capitalized as a right to use asset with a corresponding $15.3 million included as a right to use liabilities.

Note 9: Acquisitions

In the first quarter of 2016 and 2015, a subsidiary of the Company acquired the assets or stock of multiple dealership locations. The Company used its working capital, a combination of cash and floor plan financing and member’s capital contributions to complete the acquisitions. The acquired businesses were recorded at their preliminary estimated fair values under the purchase method of accounting. The balance of the purchase prices in excess of fair value of the assets acquired and liabilities assumed was recorded as goodwill.

In 2016, concurrent with the acquisition of dealership businesses, the Company purchased real properties for $12.9 million from related parties of the sellers. For the nine months ended September 30, 2016, the Company sold other real properties to a third party in sale-leaseback transactions for $7.3 million. In 2015, the Company purchased real property of $44.5 million related to the acquisition of dealership assets In the nine months ended September 30, 2015, the Company sold other real properties to a third party in sale-leaseback transactions for $33.6 million.

A summary of the purchase price allocations for the acquisitions consists of the following:

	Nine Months Ended September 30,
	September 30,	September 30,
($ in thousands)	2016	2015
Assets (liabilities) acquired (assumed) at fair value:
Accounts receivable	$944	$—
Inventory	29,713	77,167
Property and equipment	635	842
Intangibles	2,774	—
Goodwill	35,786	50,224
Other assets	142	(544)
Accrued liabilities	(2,231)	(624)
Other liabilities	(75)	(1,111)
Purchase price	67,688	125,954
Purchase price holdback included in other long-term liabilities	—	(1,500)
Inventory purchases financed via floor plan	(22,265)	(59,794)
Cash payment net of holdback and floor plan financing	$45,423	$64,660

Included in the nine months ended September 30, 2016 and 2015 Consolidated Financial results were $258.6 million and $179.4 million of revenue, respectively, and $6.7 million and $6.0 million of pre-tax income, respectively, of the acquired dealerships from the applicable acquisition dates.

Note 10: Member Unit Redemption

On April 4, 2016, the Company’s board of directors approved a Profits Units redemption by Mr. Lemonis in the amount of 1,763 Profits Units for $17.0 million. The Company remitted the proceeds to Mr. Lemonis through, (i) a cash distribution in the amount of $13.0 million; and (ii) a $4.0 million note. The note bears interest at 3.0% per annum and has scheduled principal amortization of (a) $1.5 million plus all accrued and unpaid interest as of May 1, 2016, (b) $1.5 million plus all accrued and unpaid interest on June 1, 2016, and (c) all outstanding principal plus all accrued and unpaid interest on July 1, 2016. The note was paid in full in April 2016. As part of the transaction, the Company recorded equity based compensation expense of $60,200, equal to the fair value of the 1,763 Profits Units as of the grant date.

Note 11: AutoMatch Distribution

On June 13, 2016, the board of directors of CWGS, LLC declared a $42.7 million distribution comprising of (i) the assignment of its equity interest in AutoMatch USA, LLC (‘‘AutoMatch’’), an indirect wholly-owned subsidiary of CWGS, LLC, to CWGS Holding, LLC and CVRV Acquisition LLC, each a member of CWGS, LLC, in the form of a $38.8 million non-cash distribution, and (ii) a $3.8 million cash distribution to the Profits Units of which $3.6 million was paid on June 17, 2016 and $0.2 million was paid on September 7, 2016. In connection with the AutoMatch distribution, AutoMatch and FreedomRoads, LLC, an indirect wholly-owned subsidiary of CWGS, LLC, entered into a Transition Services Agreement (the "Transition Services Agreement") whereby, for a period of up to one hundred twenty days following the distribution of AutoMatch, FreedomRoads, LLC will continue to provide administrative, employee and operational support to AutoMatch in the same manner as provided prior to such distribution and AutoMatch will be operated and managed by employees of FreedomRoads, LLC, in exchange for reimbursement by AutoMatch of all expenses incurred by FreedomRoads, LLC in connection therewith.  On September 7, 2016, the board of directors of CWGS, LLC declared a $1.6 million distribution, representing the final net settlement amount under the Transition Services Agreement, which was paid on the same day.

Note 12: Segments Information

We have two reportable segments: (1) Consumer Services and Plans, and (2) Retail. Our Consumer Services and Plans segment is comprised of emergency roadside assistance; property and casualty insurance programs; travel assist programs; extended vehicle service contracts; co-branded credit cards; vehicle financing and refinancing; membership clubs; and publications and directories. Our Retail segment is comprised of new vehicles; used vehicles; parts and service; and finance and insurance. Corporate and other is comprised of the corporate operations of the Company.

The reportable segments identified above are the business activities of the Company for which discrete financial information is available and for which operating results are regularly reviewed by our chief operating decision maker to allocate resources and assess performance. Our chief operating decision maker is our Chief Executive Officer. Segment income is defined as income from operations before depreciation and amortization plus floor plan interest expense.

Reportable segment revenue, segment income, floor plan interest expense, depreciation and amortization, other interest expense, total assets, and capital expenditures are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015
Revenue:
Consumer Services and Plans	$45,442	$40,902	$135,868	$127,747
Retail	960,545	921,064	2,764,226	2,549,106
Total consolidated revenue	$1,005,987	$961,966	$2,900,094	$2,676,853

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015
Segment income:
Consumer Services and Plans	$19,847	$18,210	$63,948	$58,476
Retail	70,064	61,904	187,516	171,660
Total segment income	89,911	80,114	251,464	230,136
Corporate and other selling, general and administrative expense	(1,011)	(664)	(2,420)	(2,028)
Depreciation and amortization	(6,219)	(6,387)	(18,144)	(17,785)
Other interest expense, net	(12,715)	(14,414)	(38,040)	(40,776)
Other income (expense)	—	1	(2)	1
Income from operations before income taxes	$69,966	$58,650	$192,858	$169,548

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015
Depreciation and amortization:
Consumer Services and Plans	$926	$917	$2,777	$2,706
Retail	5,293	5,470	15,367	15,079
Total depreciation and amortization	$6,219	$6,387	$18,144	$17,785

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015
Other interest expense, net:
Consumer Services and Plans	$4	$7	$12	$26
Retail	1,482	4,298	4,250	11,401
Total	1,486	4,305	4,262	11,427
Corporate and other	11,229	10,109	33,778	29,349
Total other interest expense, net	$12,715	$14,414	$38,040	$40,776

Note 13: Earnings Per Unit

On October 6, 2016, our limited liability company agreement was amended and restated to, among other things, (i) provide for a new single class of common membership interests in CWGS, LLC, and (ii) exchange all of the existing membership interests of the Continuing Equity Owners of CWGS, LLC into 71,899,630 common units of CWGS, LLC, and (iii) appoint Camping World Holdings, Inc. as the sole managing member of CWGS, LLC upon its acquisition of common units in connection with the IPO. See Note 14 - Subsequent Events. For the purposes of calculating pro forma earnings per unit, we have adjusted the number of outstanding membership units retroactively for all periods presented to give effect to the above-mentioned amendment and resulting recapitalization.

Pro forma basic earnings per unit is computed by dividing net income by the pro forma weighted-average number of units outstanding during the period. Pro forma diluted earnings per unit is computed by dividing net income by the pro forma weighted-average number of units outstanding adjusted to give effect to potentially dilutive securities. There are no potentially dilutive securities at September 30, 2016.

The following table sets forth a reconciliation of the numerators and denominators used to compute pro forma basic and diluted earnings per unit for the three and nine months ended September 30, 2016 and 2015.

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands, except per unit amounts)	2016	2015	2016	2015
Numerator:
Net Income	$67,678	$57,505	$188,220	$166,195

Denominator:
Pro forma weighted average units outstanding - basic	71,899,630	71,899,630	71,899,630	71,899,630
Pro Forma Weighted average units outstanding - diluted	71,899,630	71,899,630	71,899,630	71,899,630

Pro forma earnings per unit - basic	$0.94	$0.80	$2.62	$2.31
Pro forma earnings per unit - diluted	$0.94	$0.80	$2.62	$2.31

Note 14: Subsequent Events

On October 13, 2016, CWH completed its IPO of 11,363,636 shares of Class A common stock at a public offering price of $22.00 per share and received $233.4 million in proceeds, net of underwriting discounts and commissions. CWH used the net proceeds to purchase 11,363,636 newly-issued common units from CWGS, LLC at a price per unit equal to the initial public offering price per share of Class A common stock in the IPO less underwriting discounts and commissions. In addition, on November 4, 2016, the underwriters exercised their option, in part, to purchase an additional 508,564 shares of Class A common stock. On November 9, 2016, we closed on the purchase of the additional 508,564 shares of Class A common stock and received $10.4 million in additional proceeds, net of underwriting discounts and commissions, which we used to purchase 508,564 newly-issued common units from CWGS, LLC at a price per unit equal to the initial public offering price per share of Class A common stock in the IPO less underwriting discounts and commissions. Immediately following the completion of the IPO, the underwriters option to purchase additional shares of Class A common stock and the Transactions described in Note 5 of CWH’s balance sheets, CWH and CWH BR, LLC, a wholly owned subsidiary of CWH, held 18,935,916 common units, representing an approximate 22.6% interest in us.

We used the capital contribution received from CWH to repay $200.4 million of the outstanding borrowings under the Existing Term Loan Facility and the remainder of the proceeds will be used for general corporate purposes, including the potential acquisition of dealerships.

In connection with the IPO, on September 24, 2016, CWH adopted the Camping World Holdings, Inc. 2016 Incentive Award Plan (the “2016 Plan”), which became effective on October 6, 2016 upon the effectiveness of the CWH’s registration statement on form S-1 (“File No. 333-211977”), as amended. CWH reserved a total of 14,693,518 shares of Class A common stock for issuance pursuant to the 2016 Plan. In connection with the IPO, we granted to certain of our directors and certain of our employees Class A common stock issuable pursuant to 1,134,809 stock options and 145,282 restricted stock units.

On October 6, 2016, our limited liability company agreement was amended and restated to, among other things, (i) provide for a new single class of common membership interests in CWGS, LLC, (ii) exchange all of the existing membership interests of the Continuing Equity Owners of CWGS, LLC into 71,899,630 common units of CWGS, LLC, and (iii) appoint CWH as the sole managing member of CWGS, LLC upon its acquisition of common units in connection with the IPO. For the purposes of calculating pro forma earnings per unit, we have adjusted the number of outstanding membership units retroactively for all periods presented to give effect to the above-mentioned amendment and resulting recapitalization.

On November 8, 2016, CWGS Group, LLC and CWGS, LLC (as parent guarantor) entered into a new $680.0 million senior secured credit facility with Goldman Sachs Bank USA, as administrative agent, and the other lenders party thereto (the ‘‘New Senior Secured Credit Facilities’’) and used the proceeds to repay the CWGS Group, LLC Existing Senior Secured Credit Facilities. The New Senior Secured Credit Facilities consists of a seven-year $645.0 million New Term Loan Facility and a five-year $35.0 million Revolving Credit Facility. The New Term Loan Facility bears interest at LIBOR plus 3.75% with a 0.75% LIBOR floor, and outstanding balances under the New Revolving Credit Facility bear interest at LIBOR plus 3.50%. The New Term Loan Facility includes mandatory amortization at 1% per annum in equal quarterly installments.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as the discussion in the “Business” section of our prospectus, dated October 6, 2016, filed with the Securities and Exchange Commission (the “SEC”) in accordance with Rule 424(b) of the Securities Act of 1933, as amended, on October 11, 2016. This discussion and analysis reflects our historical results of operations and financial position, and, except as otherwise indicated below, does not give effect to the completion of our initial public offering or the reorganization transactions entered into in connection therewith. This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under ‘‘Cautionary Note Regarding Forward-Looking Statements’’ included elsewhere in this Quarterly Report on Form 10-Q and “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q.  Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to the “Company,” “we,” “us” and “our” refer to CWGS Enterprises, LLC and its consolidated subsidiaries prior to the reorganization transactions described in this Quarterly Report on Form 10-Q and to Camping World Holdings, Inc. and its consolidated subsidiaries following the reorganization transactions.

For purposes of this Quarterly Report on Form 10-Q, we define an "Active Customer" as a customer who has transacted with us in any of the eight most recently completed fiscal quarters prior to the date of measurement. Unless otherwise indicated, the date of measurement is September 30, 2016, our most recently completed fiscal quarter.  Additionally, references herein to the approximately 9 million U.S. households that own a recreational vehicle ("RV") are based on The RV Consumer in 2011, an industry report published by the University of Michigan in 2011 (the "RV Survey"), which we believe to be the most recent such survey.

Overview

We believe we are the only provider of a comprehensive portfolio of services, protection plans, products and resources for RV enthusiasts. Approximately 9 million households in the U.S. own an RV, and of that installed base, we have approximately 3.3 million Active Customers. We generate recurring revenue by providing RV owners and enthusiasts the full spectrum of services, protection plans, products and resources that we believe are essential to operate, maintain and protect their RV and to enjoy the RV lifestyle. We provide these offerings through our two iconic brands: Good Sam and Camping World.

We believe our Good Sam branded offerings provide the industry’s broadest and deepest range of services, protection plans, products and resources, including: extended vehicle service contracts and insurance protection plans, roadside assistance, membership clubs and financing products. A majority of these programs are on a multi-year or annually renewable basis. We also operate the Good Sam Club, which we believe is the largest RV organization in the world, with approximately 1.7 million members as of September 30, 2016. Membership benefits include a variety of discounts, exclusive benefits, specialty publications and other membership benefits, all of which we believe enhance the RV experience, drive customer engagement and provide cross-selling opportunities for our other services, protection plans and products.

Our Camping World brand operates the largest national network of RV-centric retail locations in the United States through our 120 retail locations in 36 states, as of September 30, 2016, and through our e-commerce platforms. We believe we are significantly larger in scale than our next largest competitor. We provide new and used RVs, repair parts, RV accessories and supplies, RV repair and maintenance services, protection plans, travel assistance plans, RV financing, and lifestyle products and services for new and existing RV owners. Our retail locations are staffed with knowledgeable local team members, providing customers access to extensive RV expertise. Our retail locations are strategically located in key national RV markets.

We attract new customers primarily through our retail locations, e-commerce platforms and direct marketing. Once we acquire our customers through a transaction, they become part of our customer database where we leverage customized customer relationship management ("CRM”) tools and analytics to actively engage, market and sell multiple products and services. Our goal is to consistently grow our customer database through our various channels to increasingly cross-sell our products and services.

Segments

We identify our reporting segments based on the organizational units used by management to monitor performance and make operating decisions. We have identified two reporting segments: (a) Consumer Services and Plans, and (b) Retail. We provide our consumer services and plans offerings through our Good Sam brand and we provide our retail offerings through our Camping World brand. Within the Consumer Services and Plans segment, we primarily derive revenue from the sale of the following offerings: emergency roadside assistance; property and casualty insurance programs; travel assist programs; extended vehicle service contracts; co-branded credit cards; vehicle financing and refinancing; club memberships; and publications and directories. Within the Retail segment, we primarily derive revenue from the sale of the following products: new vehicles; used vehicles; parts and service, including RV accessories and supplies; and finance and insurance. For the nine months ended September 30, 2016 and 2015 we generated 4.7% and 4.8%, of our total revenue from our Consumer Services and Plans segment, respectively, and 95.3% and 95.2% of our total revenue from our Retail segment, respectively. For the nine months ended September 30, 2016 and 2015 we generated 9.5% and 9.3% of our gross profit from our Consumer Services and Plans segment, respectively, and 90.5% and 90.7% of our gross profit from our Retail segment, respectively. See Note 12 to our unaudited consolidated financial statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Growth Strategies and Outlook

We believe RV trips remain the least expensive type of vacation and allow RV owners to travel more while spending less. RV trips offer savings on a variety of vacation costs, including, among others, airfare, lodging and dining. While fuel costs are a component of the overall vacation cost, we believe fluctuations in fuel prices are not a significant factor affecting a family’s decision to take RV trips.

The RV owner installed base has benefited positively from the aging and the increased industry penetration of the baby boomer consumer demographic, those aged 52 to 70 years old. In addition to growth from baby boomers, the Recreational Vehicle Industry Association estimates the fastest growing RV owner age group includes Generation X consumers, those currently 35 to 54 years old. The U.S. Census Bureau estimates that approximately 84 million Americans were of the age 35 to 54 years old in 2014.

In addition to positive age trends, according to the RV Survey, the typical RV customer has, on average, a household income of approximately $75,000. This is approximately 50% higher than the median household income of the broader United States population at the time of the RV survey, according to the U.S. Census Bureau. The higher average income has resulted in a more resilient RV consumer with greater buying power across economic cycles.

Taken together, we believe the savings RVs offer on a variety of vacation costs, an increase in the pool of potential RV customers due to an aging baby boomer demographic, and the increased RV ownership among younger consumers should continue to grow the installed base of RV owners, and will have a positive impact on RV usage.

We plan to take advantage of these positive trends in RV usage to pursue the following strategies to continue to grow our revenue and profits:

•

Grow our Active Base of Customers. We believe our strong brands, leading market position, ongoing investment in our service platform, broad product portfolio and full suite of resources will continue to provide us with competitive advantages in targeting and capturing a larger share of consumers with whom we do not currently transact in addition to the growing number of new RV enthusiasts that will enter the market. We expect to continue to grow the Active Customer base primarily through three strategies:

•

Targeted Marketing:  We continuously work to attract new customers to our existing retail and online locations through targeted marketing, attractive introductory offerings and access to our wide array of resources for RV enthusiasts.

•

Greenfield Retail Locations:  We establish retail locations in new and existing markets to expand our customer base. Target markets and locations are identified by employing proprietary data and analytical tools.

•

Retail Location Acquisitions:  The RV dealership industry is highly fragmented with a large number of independent RV dealers. We use acquisitions of independent dealers as a fast and capital efficient alternative to new retail location openings to expand our business and grow our customer base.

•

Cross-Sell Products and Services. We believe our customer database of over 12 million unique contacts provides us with the opportunity to continue our growth through the cross-selling of our products and services. We use our customized CRM system and database analytics to proactively market and cross-sell to Active Customers. We also seek to increase the penetration of our customers who exhibit higher multi-product attachment rates.

•

New Products and Vertical Acquisitions. Introduction of new products enhances our cross-selling effort, both by catering to evolving customer demands and by bringing in new customers. Through relationships with existing suppliers and through acquisitions, we will look to increase the new products we can offer to our customers. Similarly, an opportunistic vertical acquisition strategy allows us to earn an increased margin on our services, protection plans and products, and we evaluate such acquisitions that can allow us to capture additional sales from our customers at attractive risk-adjusted returns.

As discussed below under ‘‘— Liquidity and Capital Resources,’’ we believe that our sources of liquidity and capital will be sufficient to take advantage of these positive trends in RV usage and finance our growth strategy. However, the operation of our business, the rate of our expansion and our ability to respond to changing business and economic conditions depend on the availability of adequate capital, which in turn typically depends on cash flow generated by our business and, if necessary, the availability of equity or debt capital. In addition, as we grow, we will face the risk that our existing resources and systems, including management resources, accounting and finance personnel and operating systems, may be inadequate to support our growth. Any inability to generate sufficient cash flows from operations or raise additional equity or debt capital or retain the personnel or make the other changes in our systems that may be required to support our growth could have a material adverse effect on our business, financial condition and results of operations. See ‘‘Risk Factors — Risks Related to our Business — Our ability to operate and expand our business and to respond to changing business and economic conditions will depend on the availability of adequate capital’’ and ‘‘Risk Factors — Risks Related to our Business — Our expansion into new, unfamiliar markets presents increased risks that may prevent us from being profitable in these new markets.” Delays in opening or acquiring new retail locations could have a material adverse effect on our business, financial condition and results of operations in Item 1A of Part II of this Quarterly Report on Form 10-Q.

How We Generate Revenue

Revenue across each of our two reporting segments is impacted by the following key revenue drivers:

Number of Active Customers. As of September 30, 2016 and 2015 we had approximately 3.3 million and 3.1 million Active Customers, respectively. Our Active Customer base is an integral part of our business model and has a significant effect on our revenue. We attract new customers to our business primarily through our retail locations. Once we acquire our customers through a transaction, they become part of our customer database where we use CRM tools to cross-sell Active Customers additional products and services.

Consumer Services and Plans.   The majority of our consumer services and plans, such as our roadside assistance, extended service contracts, insurance programs, travel assist and our Good Sam and Coast to Coast clubs, are built on a recurring revenue model. A majority of these programs are on a multi-year or annually renewable basis and have annualized fees typically ranging from $20 to $5,200. We believe that many of these products and services are essential for our customers to operate, maintain and protect their RVs and to enjoy the RV lifestyle, resulting in attractive annual retention rates. As we continue to grow our consumer services and plans business, we expect to further enhance our visibility with respect to revenue and cash flow, and increase our overall profitability. As of September 30, 2016 and 2015 we had, respectively, 1.8 million and 1.7 million club members in our Good Sam and Coast to Coast clubs.

Retail Locations.  We open new retail locations through organic growth and acquisitions. Our new retail locations are one of the primary ways in which we attract new customers to our business. Our retail locations typically offer our full array of products and services, including new and used RVs, RV financing, protection plans, a selection of OEM and aftermarket repair parts, RV accessories, RV maintenance products, supplies and outdoor lifestyle products.

The total number of new retail location openings in any period, including the mix of greenfield locations and acquired locations, the geographic location of the openings and the timing of the incurrence of pre-opening costs, will continue to have an impact on our revenue and profitability. When we build or acquire new retail locations, we make capital investments in facilities, fixtures and equipment, which we amortize over time. Before we open new retail locations organically or through acquisitions, we incur pre-opening expenses, including advertising costs, payroll expenses, travel expenses, employee training costs, rent expenses and setup costs.  While acquired sites typically remain open following an acquisition, in certain instances we may close a location following an acquisition for remodeling for a period of time generally not in excess of eight weeks. A greenfield retail location typically takes five to 12 months to open from the time we sign a lease for the location and we typically begin to incur pre-opening expenses 60 to 90 days prior to opening. Our acquisitions are typically profitable within two full calendar months after an acquisition, with the exception of acquisitions we consider turn-around opportunities, which are typically profitable within two to four months. Our greenfield locations typically reach profitability within three months. When we enter new markets, we may be exposed to start up times that are longer and store revenue and contribution margins that are lower than reflected in our average historical experience.

For the nine months ended September 30, 2016 and 2015 we opened one and two greenfield locations, respectively, acquired five (of which four were opened during the period and one is scheduled to open in the fourth quarter of 2016) and six retail locations, respectively, and did not close any retail locations during either period.

Same store sales.  Same store sales measures the performance of a retail location during the current reporting period against the performance of the same retail location in the corresponding period of the previous year. Same store sales calculations for a given period include only those stores that were open both at the end of corresponding period and at the beginning of the preceding fiscal year.

Same store sales growth is driven by increases in the number of transactions and the average transaction price. In addition to attracting new customers and cross-selling our consumer services and plans, we also drive our sales through new product introductions, including our private label offerings. Although growth in same store sales drives our overall revenue, we have and will continue to experience volatility in same store sales from period to period, mainly due to changes in our product sales mix. Our product mix in any period is principally impacted by the number and mix of new or used RVs that we sell due to the high price points of these products compared to our other retail products and the range of price points among the types of RVs sold.

As discussed below, a decrease in same store sales resulting from product mix will not necessarily have a significant impact on our profitability because our product sales outside of new and used RVs typically carry higher margins and because margins vary among the different types of RVs sold. Through the sale of RVs, we are able to add members to our Active Customer base and increase our opportunities to cross-sell our higher margin products and recurring consumer services and plans.

As of September 30, 2016 and 2015, we had, respectively, a base of 107 and 100 same stores, of which same stores, respectively, 18 and 17 did not include dealerships. For the three months ended September 30, 2016, and 2015, our aggregate same store sales were $831.2 million and $785.8 million, respectively, representing a same store sales increase of 5.8%. For the nine months ended September 30, 2016 and 2015, our aggregate same stores sales were $2,372.6 million and $2,212.3 million, respectively, representing a same store sales increase of 7.2%. As of September 30, 2016 and 2015 we had, respectively, a total of 120 and 117 retail locations.

Other Key Performance Indicators

Gross Profit and Gross Margins.  Gross profit is our total revenue less our total costs applicable to revenue. Our total costs applicable to revenue primarily consists of the cost of goods and cost of sales. Gross margin is gross profit as a percentage of revenue.

Our gross profit is variable in nature and generally follows changes in our revenue. While gross margins for our Retail segment are lower than our gross margins for our Consumer Services and Plans segment, our Retail segment generates significant gross profit and is a primary means of acquiring new customers, to which we then cross-sell our higher margin products and services with recurring revenue. We believe the overall growth of our Retail segment will allow us to continue to drive growth in gross profits due to our ability to cross-sell our consumer services and plans to our increasing Active Customer base. For the nine months ended September 30, 2016 and 2015 gross profit was $76.8 million and $67.6 million respectively, and gross margin was 56.5% and 52.9% respectively, for our Consumer Services and Plans segment, and gross profit was $731.8 million and $661.9 million, respectively, and gross margin was 26.5% and 26.0%, respectively, for our Retail segment.

SG&A as a percentage of Gross Profit.  Selling, general and administrative (‘‘SG&A’’) expenses as a percentage of gross profit allows us to monitor our expense control over a period of time. SG&A consists primarily of wage-related expenses, selling expenses related to commissions and advertising, lease expenses and corporate overhead expenses. We calculate SG&A expenses as a percentage of gross profit by dividing SG&A expenses for the period by total gross profit. For the nine months ended September 30, 2016 and 2015 SG&A as a percentage of gross profit was 67.4% and 67.5%, respectively. We expect SG&A expenses to increase as we open new retail locations through organic growth and acquisitions, which we also expect will drive increases in revenue and gross profit. Additionally, we expect that our SG&A expenses will increase in future periods in part due to additional legal, accounting, insurance and other expenses that we expect to incur as a result of being a public company, including compliance with the Sarbanes-Oxley Act and the related rules and regulations.

Adjusted EBITDA.  Adjusted EBITDA is one of the primary metrics management uses to evaluate the financial performance of our business. Adjusted EBITDA is also frequently used by analysts, investors and other interested parties to evaluate companies in our industry. We use Adjusted EBITDA to supplement GAAP measures of performance as follows:

•

as a measurement of operating performance to assist us in comparing the operating performance of our business on a consistent basis, and remove the impact of items not directly resulting from our core operations;

•	for planning purposes, including the preparation of our internal annual operating budget and financial projections;

•	to evaluate the performance and effectiveness of our operational strategies; and

•	to evaluate our capacity to fund capital expenditures and expand our business.

We define EBITDA as net income before other interest expense (excluding floor plan interest expense), provision for income taxes, depreciation and amortization.

We define Adjusted EBITDA as net income before other interest expense (excluding floor plan interest expense), provision for income taxes, depreciation and amortization, loss (gain) on debt repayment, loss (gain) on sale of assets and disposition of stores, monitoring fees, an adjustment to rent on right to use assets and other unusual or one-time items.  Adjusted EBITDA is not a GAAP measure of our financial performance and should not be considered as an alternative to net income as a measure of financial performance, or any other performance measure derived in accordance with GAAP. Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Additionally, Adjusted EBITDA is not intended to be a measure of discretionary cash to invest in the growth of our business, as it does not reflect tax payments, debt service requirements, capital expenditures and certain other cash costs that may recur in the future, including, among other things, cash requirements for working capital needs and cash costs to replace assets being depreciated and amortized. Management compensates for these limitations by relying on our GAAP results in addition to using Adjusted EBITDA supplementally. Our measure of Adjusted EBITDA is not necessarily comparable to similarly titled captions of other companies due to different methods of calculation.

The following is a reconciliation of Net Income to Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2016	2015	2016	2015

Net Income	$67,678	$57,505	$188,220	$166,195
Other interest expense, net	12,715	14,414	38,040	40,776
Income tax expense	2,288	1,145	4,638	3,353
Depreciation and amortization	6,219	6,387	18,144	17,785
EBITDA	88,900	79,451	249,042	228,109
Adjustments:
Loss (gain) on sale of assets and disposition of stores(a)	21	5	(225)	151
Monitoring fee(b)	625	625	1,875	1,875
Adjustment to rent on right to use assets(c)	—	(2,935)	—	(7,598)
Adjusted EBITDA	$89,546	$77,146	$250,692	$222,537

(a)	Represents an adjustment to eliminate the gains and losses on sales of various assets and aggregate non-recurring losses from two non-performing locations that were sold in 2015.

(b)	Represents monitoring fees paid pursuant to a monitoring agreement with Crestview Advisors, L.L.C. and Stephen Adams. We terminated the monitoring agreement upon the consummation of the IPO.

(c)

Represents an adjustment to rent expense for the periods presented for derecognition of certain right to use liabilities in the fourth quarter of 2015 due to certain lease modifications which caused the leases to be reported as operating leases. The adjustments represent additional rent expense that would have been incurred for the periods presented had the leases previously been classified as operating leases.

Results of Operations

Three and Nine Months Ended September 30, 2016 Compared to Three and Nine Months Ended September 30, 2015

The following table sets forth information comparing the components of net income for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended				Favorable/		Nine Months Ended				Favorable/
	September 30, 2016		September 30, 2015		(Unfavorable)		September 30, 2016		September 30, 2015		(Unfavorable)
		Percent of		Percent of				Percent of		Percent of
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%	Amount	Revenue	Amount	Revenue	$	%

Revenue:
Consumer Services and Plans	$45,442	4.5%	$40,902	4.3%	$4,540	11.1%	$135,868	4.7%	$127,747	4.8%	$8,121	6.4%
Retail
New vehicles	545,231	54.2%	468,084	48.7%	77,147	16.5%	1,533,463	52.9%	1,314,742	49.1%	218,721	16.6%
Used vehicles	181,820	18.1%	238,018	24.7%	(56,198)	-23.6%	577,994	19.9%	646,138	24.1%	(68,144)	-10.5%
Parts, services and other	166,076	16.5%	157,214	16.3%	8,862	5.6%	464,959	16.0%	430,841	16.1%	34,118	7.9%
Finance and insurance, net	67,418	6.7%	57,748	6.0%	9,670	16.7%	187,810	6.5%	157,385	5.9%	30,425	19.3%
Subtotal	960,545	95.5%	921,064	95.7%	39,481	4.3%	2,764,226	95.3%	2,549,106	95.2%	215,120	8.4%
Total revenue	1,005,987	100.0%	961,966	100.0%	44,021	4.6%	2,900,094	100.0%	2,676,853	100.0%	223,241	8.3%

Gross profit (exclusive of depreciation and amortization shown separately below):
Consumer Services and Plans	25,489	2.5%	21,498	2.2%	3,991	18.6%	76,797	2.6%	67,551	2.5%	9,246	13.7%
Retail
New vehicles	70,287	7.0%	62,636	6.5%	7,651	12.2%	207,546	7.2%	179,668	6.7%	27,878	15.5%
Used vehicles	41,304	4.1%	45,899	4.8%	(4,595)	-10.0%	116,244	4.0%	124,023	4.6%	(7,779)	-6.3%
Parts, services and other	77,603	7.7%	71,389	7.4%	6,214	8.7%	220,225	7.6%	200,796	7.5%	19,429	9.7%
Finance and insurance, net	67,418	6.7%	57,748	6.0%	9,670	16.7%	187,810	6.5%	157,385	5.9%	30,425	19.3%
Subtotal	256,612	25.5%	237,672	24.7%	18,940	8.0%	731,825	25.2%	661,872	24.7%	69,953	10.6%
Total gross profit	282,101	28.0%	259,170	26.9%	22,931	8.8%	808,622	27.9%	729,423	27.2%	79,199	10.9%

Operating expenses:

Selling, general and administrative expenses	188,858	18.8%	176,466	18.3%	(12,392)	-7.0%	544,954	18.8%	492,345	18.4%	(52,609)	-10.7%
Depreciation and amortization	6,219	0.6%	6,387	0.7%	168	2.6%	18,144	0.6%	17,785	0.7%	(359)	-2.0%

(Gain) loss on asset sales	21	0.0%	241	0.0%	220	-91.3%	(227)	0.0%	(424)	0.0%	(197)	-46.5%
Income from operations	87,003	8.6%	76,076	7.9%	10,927	14.4%	245,751	8.5%	219,717	8.2%	26,034	11.8%

Other income (expense):
Floor plan interest expense	(4,322)	-0.4%	(3,013)	-0.3%	(1,309)	-43.4%	(14,851)	-0.5%	(9,394)	-0.4%	(5,457)	-58.1%
Other interest expense, net	(12,715)	-1.3%	(14,414)	-1.5%	1,699	11.8%	(38,040)	-1.3%	(40,776)	-1.5%	2,736	6.7%
Other income (expense), net	—	0.0%	1	0.0%	(1)	100.0%	(2)	0.0%	1	0.0%	(3)	300.0%
	(17,037)	-1.7%	(17,426)	-1.8%	389	2.2%	(52,893)	-1.8%	(50,169)	-1.9%	(2,724)	-5.4%
Income before income taxes	69,966	7.0%	58,650	6.1%	11,316	19.3%	192,858	6.7%	169,548	6.3%	23,310	13.7%

Income tax expense	(2,288)	-0.2%	(1,145)	-0.1%	(1,143)	-99.8%	(4,638)	-0.2%	(3,353)	-0.1%	(1,285)	-38.3%
Net income	$67,678	6.7%	$57,505	6.0%	$10,173	17.7%	$188,220	6.5%	$166,195	6.2%	$22,025	13.3%

Three Months Ended September 30, 2016 compared to Three Months Ended September 30, 2015

Total revenue was $1,006.0 million for the three months ended September 30, 2016, an increase of $44.0 million, or 4.6%, as compared to $962.0 million for the three months ended September 30, 2015. The increase was primarily driven by the 22.0% increase in new vehicle unit sales in our Retail segment, partially offset by a 24.4% decrease in used unit sales primarily due to reduced inventory availability, resulting from fewer trades on new unit sales, and the distribution of the AutoMatch business in the second quarter of 2016, as described below.

Nine Months Ended September 30, 2016 compared to Nine Months Ended September 30, 2015

Total revenue was $2,900.1 million for the nine months ended September 30, 2016, an increase of $223.2 million, or 8.3%, as compared to $2,676.9 million for the nine months ended September 30, 2015. The increase was primarily driven by the 20.4% increase in new vehicle unit sales in our Retail segment, partially offset by a 10.3% decrease in used unit sales, primarily due to reduced inventory availability, resulting from fewer trades on new unit sales, and the distribution of the AutoMatch business in the second quarter of 2016, as described below.

Consumer Services and Plans

Three Months Ended September 30, 2016 compared to Three Months Ended September 30, 2015

Consumer Services and Plans revenue was $45.4 million for the three months ended September 30, 2016, an increase of $4.5 million, or 11.1%, as compared to $40.9 million for the three months ended September 30, 2015. The increased revenue was attributable to increased marketing fee revenue from our vehicle insurance and credit card programs of $1.9 million, mostly due to increased policies in force; $1.5 million from increased contracts in force in the roadside assistance, Good Sam TravelAssist and extended vehicle warranty programs; $1.0 million from increased average file size for the Good Sam Club and Coast to Coast Club; and $0.1 million of other increases.

Consumer Services and Plans gross profit was $25.5 million for the three months ended September 30, 2016, an increase of $4.0 million, or 18.6%, as compared to $21.5 million for the three months ended September 30, 2015. This increase was primarily due to increased roadside assistance contracts in force and reduced claims, together resulting in a gross profit increase of $1.5 million, an increase from our vehicle insurance and credit card programs of $2.0 million resulting primarily from increased policies in force, and a $0.5 million increase from other ancillary products. Gross margin increased 353 basis points to 56.1% primarily due to increased file size and reduced program costs for roadside assistance, and increases within the vehicle insurance programs.

Nine Months Ended September 30, 2016 compared to Nine Months Ended September 30, 2015

Consumer Services and Plans revenue was $135.9 million for the nine months ended September 30, 2016, an increase of $8.1 million, or 6.4%, as compared to $127.7 million for the nine months ended September 30, 2015. The increased revenue was attributable to increased contracts in force in the roadside assistance, Good Sam TravelAssist and extended vehicle warranty programs resulting in an increase of $4.2 million, increased marketing fee revenue from our vehicle insurance and credit card programs of $3.0 million resulting primarily from increased policies in force, increased average file size for the Good Sam Club and Coast to Coast Club resulting in an increase of $1.5 million, and increases from other ancillary products of $1.1 million, partially offset by a $1.7 million reduction in member event revenue due to an RV rally event that occurred in the first nine months of 2015 with no corresponding event in the first nine months of 2016.

Consumer Services and Plans gross profit was $76.8 million for the nine months ended September 30, 2016, an increase of $9.2 million, or 13.7%, as compared to $67.6 million for the nine months ended September 30, 2015. This increase was primarily due to increased roadside assistance contracts in force and reduced claims, together resulting in gross profit increase of $4.2 million, increased customer participation in our vehicle insurance and credit card programs resulting in an increase of $2.8 million, increased Good Sam Club and Coast to Coast Club average membership resulting in an increase of $1.2 million, and a $1.0 million increase from other ancillary products. Gross margin increased 364 basis points to 56.5% primarily due to increased file size and reduced program costs for roadside assistance, and increased policies in force within the vehicle insurance programs.

Retail:

New Vehicles

	For the Three Months Ended				Favorable/		For the Nine Months Ended				Favorable/
	September 30, 2016		September 30, 2015		(Unfavorable)		September 30, 2016		September 30, 2015		(Unfavorable)
		Percent of		Percent of				Percent of		Percent of
($ in thousands, except per vehicle data)	Amount	Revenue	Amount	Revenue	$	%	Amount	Revenue	Amount	Revenue	$	%

Revenue	$545,231	100.0%	$468,084	100.0%	$77,147	16.5%	$1,533,463	100.0%	$1,314,742	100.0%	$218,721	16.6%

Gross profit	70,287	12.9%	62,636	13.4%	7,651	12.2%	207,546	13.5%	179,668	13.7%	27,878	15.5%

Retail vehicle unit sales	14,333		11,747		2,586	22.0%	40,718		33,812		6,906	20.4%

Three Months Ended September 30, 2016 compared to Three Months Ended September 30, 2015

New vehicle revenue was $545.2 million for the three months ended September 30, 2016, an increase of $77.1 million, or 16.5%, as compared to $468.1 million for the three months ended September 30, 2015. The increase was primarily due to a 22.0% increase in vehicle unit sales primarily attributable to a same store sales increase of 13.5% driven by increased consumer confidence and improved credit availability, which drives the sales of Class C motorhomes and travel trailers. The balance of the increase was from five greenfield and acquired locations opened in 2016.

New vehicle gross profit was $70.3 million for the three months ended September 30, 2016, an increase of $7.7 million, or 12.2%, as compared to $62.6 million for the three months ended

September 30, 2015. The increase was primarily due to the 22.0% increase in vehicle unit sales partially offset by an 8.0% decrease in gross profit per unit. Gross margin decreased 49 basis points to 12.9%.

Nine Months Ended September 30, 2016 compared to Nine Months Ended September 30, 2015

New vehicle revenue was $1,533.5 million for the nine months ended September 30, 2016, an increase of $218.7 million, or 16.6%, as compared to $1,314.7 million for the nine months ended September 30, 2015. The increase was primarily due to a 20.4% increase in vehicle unit sales primarily attributable to a same store sales increase of 12.5% driven by increased consumer confidence and improved credit availability, which drives the sales of Class C motorhomes and travel trailers. The balance of the increase was from five greenfield and acquired locations opened in 2016.

New vehicle gross profit was $207.5 million for the nine months ended September 30, 2016, an increase of $27.9 million, or 15.5%, as compared to $179.7 million for the nine months ended September 30, 2015. The increase was primarily due to the 20.4% increase in vehicle unit sales and a 4.1% decrease in gross profit per unit. Gross margin decreased 13 basis points to 13.5%.

Used Vehicles

	For the Three Months Ended				Favorable/		For the Nine Months Ended				Favorable/
	September 30, 2016		September 30, 2015		(Unfavorable)		September 30, 2016		September 30, 2015		(Unfavorable)
		Percent of		Percent of				Percent of		Percent of
($ in thousands, except per vehicle data)	Amount	Revenue	Amount	Revenue	$	%	Amount	Revenue	Amount	Revenue	$	%

Revenue	$181,820	100.0%	$238,018	100.0%	$(56,198)	-23.6%	$577,994	100.0%	$646,138	100.0%	$(68,144)	-10.5%

Gross profit	41,304	22.7%	45,899	19.3%	(4,595)	-10.0%	116,244	20.1%	124,023	19.2%	(7,779)	-6.3%

Retail vehicle unit sales	7,986		10,564		(2,578)	-24.4%	25,918		28,899		(2,981)	-10.3%

Three Months Ended September 30, 2016 compared to Three Months Ended September 30, 2015

Used vehicle revenue was $181.8 million for the three months ended September 30, 2016, a decrease of $56.2 million, or 23.6%, as compared to $238.0 million for the three months ended September 30, 2015. The decrease was primarily due to reduced inventory availability, resulting from fewer trades on new unit sales, and the elimination of the automobile unit business as a result of the distribution of the AutoMatch business in the second quarter of 2016, driving a 24.4% decrease in used vehicle unit sales. Same store sales decreased by 13.6% with the remaining decrease driven by the disposition of the AutoMatch business in the second quarter of 2016 and stores closed in the fourth quarter of 2015.

Used vehicle gross profit was $41.3 million for the three months ended September 30, 2016, a decrease of $4.6 million, or 10.0%, as compared to $45.9 million for the three months ended September 30, 2015. The decrease was primarily due to the decrease in vehicle unit sales, partially offset by a 19.0% increase in gross profit per unit and a gross margin increase of 343 basis points, primarily attributable to elimination of lower margin auto sales upon the disposition of the AutoMatch business in the second quarter of 2016.

Nine Months Ended September 30, 2016 compared to Nine Months Ended September 30, 2015

Used vehicle revenue was $578.0 million for the nine months ended September 30, 2016, a decrease of $68.1 million, or 10.5%, as compared to $646.1 million for the nine months ended September 30, 2015. The decrease was primarily due to reduced levels of inventory, resulting from fewer trades on new unit sales, driving a 10.3% decrease in used vehicle unit sales, with a 5.8% decrease in same store sales, and the remaining decrease from the disposition of the AutoMatch business in the second quarter of 2016, and stores closed in the fourth quarter of 2015.

Used vehicle gross profit was $116.2 million for the nine months ended September 30, 2016, a decrease of $7.8 million, or 6.3%, as compared to $124.0 million for the nine months ended September 30, 2015. The decrease was primarily due to a 10.3% decrease in vehicle unit sales partially offset by a 4.5% increase in gross profit per unit and a gross margin increase of 92 basis points.

Parts, Services and Other

	For the Three Months Ended				Favorable/		For the Nine Months Ended				Favorable/
	September 30, 2016		September 30, 2015		(Unfavorable)		September 30, 2016		September 30, 2015		(Unfavorable)
		Percent of		Percent of				Percent of		Percent of
($ in thousands, except per vehicle data)	Amount	Revenue	Amount	Revenue	$	%	Amount	Revenue	Amount	Revenue	$	%

Revenue	$166,076	100.0%	$157,214	100.0%	$8,862	5.6%	$464,959	100.0%	$430,841	100.0%	$34,118	7.9%

Gross profit	77,603	46.7%	71,389	45.4%	6,214	8.7%	220,225	47.4%	200,796	46.6%	19,429	9.7%

Three Months Ended September 30, 2016 compared to Three Months Ended September 30, 2015

Parts, services and other revenue was $166.1 million for the three months ended September 30, 2016, an increase of $8.9 million, or 5.6%, as compared to $157.2 million for the three months ended September 30, 2015. The increase was primarily attributable to increased service, warranty and parts revenue resulting from a 4.7% increase in same store sales and the remainder from five greenfield and acquired locations opened in 2016.

Parts, services and other gross profit was $77.6 million for the three months ended September 30, 2016, an increase of $6.2 million, or 8.7%, as compared to $71.4 million for the three months ended September 30, 2015. Gross profit increased $6.2 million primarily due to increases from warranty and customer pay services, a same store sales increase of 4.7%, primarily resulting from an increase in new vehicle sales, and the addition of four new and opened retail locations in 2016. Gross margin increased 132 basis points to 46.7%, primarily due to a reduction in promotional discounts.

Nine Months Ended September 30, 2016 compared to Nine Months Ended September 30, 2015

Parts, services and other revenue was $465.0 million for the nine months ended September 30, 2016, an increase of $34.1 million, or 7.9%, as compared to $430.8 million for the nine months ended September 30, 2015. The increase was primarily attributable to increases across all parts, services and other product categories resulting from a same store sales increase of 5.1%, primarily resulting from an increase in new vehicle sales, and the remainder from five greenfield and acquired locations opened in 2016.

Parts, services and other gross profit was $220.2 million for the nine months ended September 30, 2016, an increase of $19.4 million, or 9.7%, as compared to $200.8 million for the nine months ended September 30, 2015. The increase was primarily attributable to increases from warranty and customer pay service, a same store sales increase of 5.1%, primarily resulting from an increase in new vehicle sales, and the addition of five greenfield and acquired locations opened in 2016. Gross margin increased 76 basis points to 47.4%, primarily due to a reduction in promotional discounts.

Finance and Insurance, net

	For the Three Months Ended				Favorable/		For the Nine Months Ended				Favorable/
	September 30, 2016		September 30, 2015		(Unfavorable)		September 30, 2016		September 30, 2015		(Unfavorable)
		Percent of		Percent of				Percent of		Percent of
($ in thousands, except per vehicle data)	Amount	Revenue	Amount	Revenue	$	%	Amount	Revenue	Amount	Revenue	$	%

Revenue	$67,418	100.0%	$57,748	100.0%	$9,670	16.7%	$187,810	100.0%	$157,385	100.0%	$30,425	19.3%

Gross profit	67,418	100.0%	57,748	100.0%	9,670	16.7%	187,810	100.0%	157,385	100.0%	30,425	19.3%

Three Months Ended September 30, 2016 compared to Three Months Ended September 30, 2015

Finance and insurance, net revenue and gross profit were each $67.4 million for the three months ended September 30, 2016, an increase of $9.7 million, or 16.7%, as compared to $57.7 million for the three months ended September 30, 2015. The increase was primarily due to incremental vehicle finance contracts assigned due to higher vehicle unit sales and higher finance and insurance sales penetration rates of travel trailer buyers resulting from a 14.9% increase in same store sales and the remainder from five greenfield and acquired locations. Finance and insurance, net revenue as a percentage of total new and used vehicle revenue increased to 9.3% for the three months ended September 30, 2016 from 8.2% for the comparable period in 2015.

Nine Months Ended September 30, 2016 compared to Nine Months Ended September 30, 2015

Finance and insurance, net revenue and gross profit were each $187.8 million for the nine months ended September 30, 2016, an increase of $30.4 million, or 19.3%, as compared to $157.4 million for the nine months ended September 30, 2015. The increase was primarily due to incremental vehicle finance contracts assigned due to higher vehicle unit sales and higher finance and insurance sales penetration rates of travel trailer buyers resulting from a 15.4% increase in same store sales and the remainder from five greenfield and acquired locations. Finance and insurance, net revenue as a percentage of total new and used vehicle revenue increased to 8.9% for the nine months ended September 30, 2016 from 8.0% for the comparable period in 2015.

Selling, general and administrative

Three Months Ended September 30, 2016 compared to Three Months Ended September 30, 2015

Selling, general and administrative expenses were $188.9 million for the three months ended September 30, 2016, an increase of $12.4 million, or 7.0%, as compared to $176.5 million for the three months ended September 30, 2015. The increase was due to increases of $6.6 million of wage-related expenses, primarily attributable to increased vehicle unit sales and the addition of six greenfield and acquired locations in 2016, of which five were opened and one is scheduled to open in the fourth quarter of 2016, $4.9 million of additional lease expense primarily attributable to derecognition of certain right to use leases in the fourth quarter of 2015, and $0.9 million of store and corporate overhead expenses. Selling, general and administrative expenses as a percentage of total gross profit was 66.9% for the three months ended September 30, 2016, compared to 68.1% for the three months ended September 30, 2015, a decrease of 114 basis points.

Nine Months Ended September 30, 2016 compared to Nine Months Ended September 30, 2015

Selling, general and administrative expenses were $545.0 million for the nine months ended September 30, 2016, an increase of $52.6 million, or 10.7%, as compared to $492.3 million for the nine months ended September 30, 2015. The increase was due to increases of $30.0 million of wage-related expenses, primarily attributable to increased vehicle unit sales and the addition of six greenfield and acquired locations in 2016, of which five were opened and one is scheduled to open in the fourth quarter of 2016, $12.0 million of additional lease expense primarily attributable derecognition of certain right to use leases in the fourth quarter of 2015, $7.4 million of variable selling expenses attributable to commissions and selling expense, and $3.2 million of store and corporate overhead expenses, primarily related to the new retail locations. Selling, general and administrative expenses as a percentage of total gross profit was 67.4% for the nine months ended September 30, 2016, compared to 67.5% for the nine months ended September 30, 2015, a decrease of 10 basis points.

Depreciation and amortization

Three Months Ended September 30, 2016 compared to Three Months Ended September 30, 2015

Depreciation and amortization was $6.2 million for the three months ended September 30, 2016, a decrease of $0.2 million, or 2.6%, as compared to $6.4 million for the three months ended September 30, 2015.

Nine Months Ended September 30, 2016 compared to Nine Months Ended September 30, 2015

Depreciation and amortization was $18.1 million for the nine months ended September 30, 2016, an increase of $0.4 million, or 2.0%, as compared to $17.8 million for the nine months ended September 30, 2015. The increase reflects additional depreciation due to capital expenditures for new and existing dealership improvements.

Floor plan interest expense

Three Months Ended September 30, 2016 compared to Three Months Ended September 30, 2015

Floor plan interest expense was $4.3 million for the three months ended September 30, 2016, an increase of $1.3 million, or 43.4%, as compared to $3.0 million for the three months ended September 30, 2015. The increase was primarily due to increased average outstanding amount payable under our Floor Plan Facility for the three months ended September 30, 2016 compared to the three months ended September 30, 2015, primarily resulting from an increased inventory level due to new dealership locations, and locations expecting higher unit sales, as well as a 41 basis point increase in the average floor plan borrowing rate.

Nine Months Ended September 30, 2016 compared to Nine Months Ended September 30, 2015

Floor plan interest expense was $14.9 million for the nine months ended September 30, 2016, an increase of $5.5 million, or 58.1%, as compared to $9.4 million for the nine months ended September 30, 2015. The increase was primarily due to increased average outstanding amount payable under our Floor Plan Facility for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, primarily resulting from an increased inventory level due to new dealership locations, and locations expecting higher unit sales, as well as a 52 basis point increase in the average floor plan borrowing rate.

Other interest expense, net

Three Months Ended September 30, 2016 compared to Three Months Ended September 30, 2015

Other interest expense, net was $12.7 million for the three months ended September 30, 2016, a decrease of $1.7 million, or 11.8%, as compared to $14.4 million for the three months ended September 30, 2015. The decrease was primarily due to a $2.7 million decrease in interest expense attributable to a decrease in right to use liabilities, and a $0.1 million decrease in other interest expense, partially offset by a $1.1 million increase in interest expense primarily due to incremental borrowings under the Existing Term Loan Facility of $55.0 million in December 2015 to acquire retail locations and a 50 basis point increase in the borrowing margin under the aggregate Existing Term Loan Facility upon the December 17, 2015 incremental borrowing.

Nine Months Ended September 30, 2016 compared to Nine Months Ended September 30, 2015

Other interest expense, net was $38.0 million for the nine months ended September 30, 2016, a decrease of $2.7 million, or 6.7%, as compared to $40.8 million for the nine months ended September 30, 2015. The decrease was primarily due to a $6.8 million decrease in interest expense resulting from a decrease in right to use liabilities, partially offset by a $4.1 million increase in interest expense due to incremental borrowings under the Existing Term Loan Facility of $55.0 million in December 2015 to acquire retail locations and $95.0 million in June 2015 to pay distributions to the CWGS, Enterprises, LLC, a direct subsidiary of the Company (“CWGS, LLC”) members, and a 50 basis point increase in the borrowing margin under the aggregate Existing Term Loan Facility upon the December 17, 2015 incremental borrowing.

Segment results

The following table sets forth a reconciliation of total segment income to consolidated income from operations before income taxes for each of our segments for the period presented:

	Three Months Ended		Three Months Ended		Favorable/		Nine Months Ended		Nine Months Ended		Favorable/
	September 30, 2016		September 30, 2015		(Unfavorable)		September 30, 2016		September 30, 2015		(Unfavorable)
		Percent of		Percent of				Percent of		Percent of
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%	Amount	Revenue	Amount	Revenue	$	%
Revenue:
Consumer Services and Plans	$45,442	4.5%	$40,902	4.3%	$4,540	11.1%	$135,868	4.7%	$127,747	4.8%	$8,121	6.4%
Retail	960,545	95.5%	921,064	95.7%	39,481	4.3%	2,764,226	95.3%	2,549,106	95.2%	215,120	8.4%
Total consolidated revenue	1,005,987	100.0%	961,966	100.0%	44,021	4.6%	2,900,094	100.0%	2,676,853	100.0%	223,241	8.3%
Segment income:(1)
Consumer Services and Plans	19,847	2.0%	18,210	1.9%	1,637	9.0%	63,948	2.2%	58,476	2.2%	5,472	9.4%
Retail	70,064	7.0%	61,904	6.4%	8,160	13.2%	187,516	6.5%	171,660	6.4%	15,856	9.2%
Total segment income	89,911	8.9%	80,114	8.3%	9,797	12.2%	251,464	8.7%	230,136	8.6%	21,328	9.3%
Corporate and other expenses	(1,011)	-0.1%	(664)	-0.1%	(347)	-52.3%	(2,420)	-0.1%	(2,028)	-0.1%	(392)	-19.3%
Depreciation and amortization	(6,219)	-0.6%	(6,387)	-0.7%	168	2.6%	(18,144)	-0.6%	(17,785)	-0.7%	(359)	-2.0%
Other interest expense, net	(12,715)	-1.3%	(14,414)	-1.5%	1,699	11.8%	(38,040)	-1.3%	(40,776)	-1.5%	2,736	6.7%
Other income (expense)	—	0.0%	1	0.0%	(1)	-100.0%	(2)	0.0%	1	0.0%	(3)	300.0%
Income before income taxes	$69,966	7.0%	$58,650	6.1%	$11,316	19.3%	$192,858	6.7%	$169,548	6.3%	$23,310	13.7%

(1)	Segment income represents income for each of our reportable segments and is defined as income from operations before depreciation and amortization, plus floor plan interest expense.

Consumer Services and Plans segment revenue

Three Months Ended September 30, 2016 compared to Three Months Ended September 30, 2015

Consumer Services and Plans segment revenue was $45.4 million for the three months ended September 30, 2016, an increase of $4.5 million, or 11.1%, as compared to $40.9 million for the three months ended September 30, 2015. The increased revenue was attributable to increased marketing fee revenue from our vehicle insurance and credit card programs of $1.9 million mostly due to increased policies in force, increased contracts in force in the roadside assistance, Good Sam TravelAssist and extended vehicle warranty programs resulting in an increase of $1.5 million, increased average file size for the Good Sam Club and Coast to Coast Club resulting in an increase of $1.0 million, and $0.1 million of other increases.

Nine Months Ended September 30, 2016 compared to Nine Months Ended September 30, 2015

Consumer Services and Plans segment revenue was $135.9 million for the nine months ended September 30, 2016, an increase of $8.1 million, or 6.4%, as compared to $127.7 million for the nine months ended September 30, 2015. The increased revenue was attributable to increased contracts in force in the roadside assistance, Good Sam TravelAssist and extended vehicle warranty programs resulting in an increase of $4.2 million, increased marketing fee revenue from our vehicle insurance and credit card programs of $3.0 million resulting from increased policies in force, increased average file size for the Good Sam Club and Coast to Coast Club resulting in an increase of $1.5 million, and increases from other ancillary products of $1.1 million, partially offset by a $1.7 million reduction in member event revenue due to an RV rally event that occurred in the first nine months of 2015 with no corresponding event in the first nine months of 2016.

Retail segment revenue

Three Months Ended September 30, 2016 compared to Three Months Ended September 30, 2015

Retail segment revenue was $960.5 million for the three months ended September 30, 2016, an increase of $39.5 million, or 4.3%, as compared to $921.1 million for the three months ended September 30, 2015. The increase was primarily due to five greenfield and acquired locations opened in 2016, and a 5.8% increase in same store sales, as described above.

Nine Months Ended September 30, 2016 compared to Nine Months Ended September 30, 2015

Retail segment revenue was $2,764.2 million for the nine months ended September 30, 2016, an increase of $215.1 million, or 8.4%, as compared to $2,549.1 million for the nine months ended

September 30, 2015. The increase was primarily due to a 7.2% increases in same store sales and the balance primarily from five greenfield and acquired locations opened in 2016, as described above.

Same store sales

Three Months Ended September 30, 2016 compared to Three Months Ended September 30, 2015

Same store sales were $831.2 million for the three months ended September 30, 2016, an increase of $45.4 million, or 5.8%, as compared to $785.8 million for the three months ended September 30, 2015. The increase was primarily due to increased volume of new towable units sold, and, to a lesser extent, revenue increases from parts, services and other, and finance and insurance, net, partially offset by a decrease in same store sales from used units sold.

Nine Months Ended September 30, 2016 compared to Nine Months Ended September 30, 2015

Same store sales were $2,372.6 million for the nine months ended September 30, 2016, an increase of $160.3 million, or 7.2%, as compared to $2,212.3 million for the nine months ended September 30, 2015. The increase was primarily due to increased volume of new towable units sold, and, to a lesser extent, revenue increases from parts, services and other, and finance and insurance, net, partially offset by a decrease in same store sales from used units sold.

Total segment income

Three Months Ended September 30, 2016 compared to Three Months Ended September 30, 2015

Total segment income was $89.9 million for the three months ended September 30, 2016, an increase of $9.8 million, or 12.2%, as compared to $80.1 million for the three months ended September 30, 2015. The increase was primarily due to gross profit increases from finance and insurance, new vehicles, and parts, services and other, partially offset by increases in selling, general and administrative expenses. Total segment income margin increased 61 basis points to 8.9%.

Nine Months Ended September 30, 2016 compared to Nine Months Ended September 30, 2015

Total segment income was $251.5 million for the nine months ended September 30, 2016, an increase of $21.3 million, or 9.3%, as compared to $230.1 million for the nine months ended September 30, 2015. The increase was primarily due to the increase in vehicle unit sales volume, as described below. Total segment income margin increased 7 basis points to 8.7%.

Consumer Services and Plans segment income

Three Months Ended September 30, 2016 compared to Three Months Ended September 30, 2015

Consumer Services and Plans segment income was $19.8 million for the three months ended September 30, 2016, an increase of $1.6 million, or 9.0%, as compared to $18.2 million for the three months ended September 30, 2015. The segment income increase was attributable to increased segment income from our vehicle insurance and credit card programs of $1.8 million, $1.7 million from increased contracts in force in the roadside assistance, Good Sam TravelAssist and extended vehicle warranty programs, and $0.5 million from various other products, partially offset by increases in selling, general and administrative expenses of $2.4 million primarily from increased wages and other overhead expenses. Consumer Services and Plans segment income margin decreased 87 basis points to 43.7%, primarily due to a $2.4 million increase in selling, general and administrative expenses partially offset by a 353 basis point increase in Consumer Services and Plans gross margin.

Nine Months Ended September 30, 2016 compared to Nine Months Ended September 30, 2015

Consumer Services and Plans segment income was $63.9 million for the nine months ended September 30, 2016, an increase of $5.5 million, or 9.4%, as compared to $58.5 million for the nine months ended September 30, 2015. The increase was primarily attributable to $4.2 million from the roadside assistance programs resulting from increased average contracts in force and reduced claims costs, $2.6 million from our vehicle insurance and co-branded credit card programs, $1.2 million from increased average file size for the Good Sam Club and Coast to Coast Club and $1.3 million from various other products, partially offset by increases in selling, general and administrative expenses of $3.8 million primarily due to increased wages and professional fees. Consumer Services and Plans segment income margin increased 128 basis points to 47.1%, primarily due to a 364 basis point increase in Consumer Services and Plans gross margin, partially offset by a $3.8 million increase in selling, general and administrative expenses.

Retail segment income

Three Months Ended September 30, 2016 compared to Three Months Ended September 30, 2015

Retail segment income was $70.1 million for the three months ended September 30, 2016, an increase of $8.2 million, or 13.2%, as compared to $61.9 million for the three months ended September 30, 2015. The increase was primarily due to increased segment gross profit of $9.7 million primarily due to higher revenue and sales penetration of finance and insurance products, an increase of $7.7 million primarily from increased new unit volume of 2,586 units for the three months ended September 30, 2016 versus the three months ended September 30, 2015, an increase $6.2 million from parts, services and other, and $0.2 million from an increase in gain on asset sales, partially offset by increased selling, general and administrative expenses of $9.7 million primarily relating to increased variable wages relating to increased revenue, and increased rent relating to new stores and prior year capitalization of leases, a $4.6 million segment gross profit reduction from used units relating to the reduced volume sold, and a $1.3 million increase in floor plan interest expense relating to a 21.9% increase in the average floor plan balance. Retail segment income margin increased 57 basis points to 7.3%, primarily due to increased penetration of the finance and insurance products to 9.3 % of total new and used revenue, from 8.2% for the comparable prior year period, and decreased selling, general and administrative expenses as a percentage of gross profit of 158 basis points.

Nine Months Ended September 30, 2016 compared to Nine Months Ended September 30, 2015

Retail segment income was $187.5 million for the nine months ended September 30, 2016, an increase of $15.9 million, or 9.2%, as compared to $171.7 million for the nine months ended September 30, 2015. The increase was primarily due to increased gross profit of $30.4 million primarily due to higher revenue and higher sales penetration of finance and insurance products, an increase of $27.9 million primarily from increased new unit volume of 6,906 units for the nine months ended September, 2016 versus the nine months ended September 30, 2015 and $19.4 million from increased margin from parts, services and other, partially offset by increased selling, general and administrative expenses of $48.4 million primarily relating to increased variable wages relating to increased revenue, and increased rent relating to new stores and prior year capitalization of leases, a $7.8 million gross profit reduction from used units relating to the reduced volume sold, a $5.5 million increase in floor plan interest expense relating to a 29.2% increase in the average floor plan balance, and a $0.1 million decrease in gain on asset sales. Retail segment income margin increased 5 basis points to 6.8%, primarily due to decreased selling, general and administrative expenses as a percentage of gross profit of 33 basis points, a 92 basis point increase in used vehicle gross margin, and increases in sales of the finance and insurance products, partially offset by a 13 basis point reduction in new vehicle gross margin.

Corporate and other expenses

Three Months Ended September 30, 2016 compared to Three Months Ended September 30, 2015

Corporate and other expenses were $1.1 million for the three months ended September 30, 2016, an increase of 52.3%, as compared to $0.7 million for the three months ended September 30, 2015. The increase was due to an increase in professional fees.

Nine Months Ended September 30, 2016 compared to Nine Months Ended September 30, 2015

Corporate and other expenses were $2.4 million for the nine months ended September 30, 2016, an increase of 19.3%, as compared to $2.0 million for the nine months ended September 30, 2015. The increase was due to an increase in professional fees.

Liquidity and Capital Resources

Overview

Historically, our primary requirements for liquidity and capital have been working capital, inventory management, acquiring and building new retail locations, including pre-opening expenses, the improvement and expansion of existing retail locations, debt service and general corporate needs. We also made distributions to holders of equity interests of CWGS, LLC. Historically, these cash requirements have been met through cash provided by operating activities, cash and cash equivalents and borrowings under our Existing Revolving Credit Facility and our Floor Plan Facility, (each as defined herein).

On October 11, 2016, we completed our initial public offering (the ”IPO”) and sold 11,363,636 shares of Class A common stock at a public offering price of $22.00 per share, receiving $233.4 million in proceeds, net of underwriting discounts and commissions. We used the net proceeds to purchase 11,363,636 newly-issued common units from CWGS, LLC at a price per unit equal to the initial public offering price per share of Class A common stock in the IPO less underwriting discounts and commissions. In addition, on November 4, 2016, the underwriters exercised their option, in part, to purchase an additional 508,564 shares of Class A common stock. On November 9, 2016, we closed on the purchase of the additional 508,564 shares of Class A commons stock and received $10.4 million in additional proceeds, net of underwriting discounts and commissions, which we used to purchase 508,564 newly-issued common units from CWGS, LLC at a price per unit equal to the initial public offering price per share of Class A common stock in the IPO less underwriting discounts and commissions. CWGS, LLC, at our direction, used or will use the proceeds to pay $5.8 million of expenses, including legal, accounting, printing and other professional fees incurred in connection with the completion of the IPO, of which $1.1 million remains unpaid as of November 10, 2016; to make a payment of $200.4 million to repay a portion of the outstanding borrowings under the Existing Term Loan Facility; and the remaining $37.7 million will be used by CWGS, LLC for general corporate purposes, including the potential acquisition of dealerships. Total expenses, including legal, accounting, printing and other professional fees incurred in connection with the IPO were $9.7 million.

As a public company, additional future liquidity needs will include public company costs, the payment of quarterly cash dividends, the redemption right held by the common unit holders of CWGS, LLC or the “Continuing Equity Owners,” whom we define as collectively, ML Acquisition Company, a Delaware limited liability company, indirectly owned by each of Stephen Adams and our Chairman and Chief Executive Officer, Marcus Lemonis (“ML Acquisition”), funds controlled by Crestview Partners II GP, L.P. and, collectively, our named executive officers (excluding Marcus Lemonis), Andris A. Baltins and K. Dillon Schickli, who are members of our board of directors, and certain other current and former non-executive employees and former directors, in each case, who held profit units in CWGS, LLC pursuant to CWGS, LLC’s equity incentive plan that was in existence prior to our IPO and who received common units of CWGS, LLC in exchange for their profit units in connection with the Transactions (as defined in Note 4 to our unaudited consolidated financial statements in Item 1 of Part I of this Quarterly Report on Form 10-Q) (collectively, the “Former Profit Unit Holders”) and each of their permitted transferees that own common units in CWGS, LLC and who may redeem at each of their options their common units for, at our election (determined solely by our independent directors (within the meaning of the rules of the New York Stock Exchange) who are disinterested), cash or newly-issued shares of our Class A common stock. The Continuing Equity Owners may exercise such redemption right for as long as their common units remain outstanding. Although the actual timing and amount of any payments that may be made under the tax receivable agreement that we entered into with CWGS, LLC, each of the Continuing Equity Owners and Crestview Partners II GP, L.P. in connection with the IPO (the “Tax Receivable Agreement”) will vary, we expect that the payments that we will be required to make to the Continuing Equity Owners and Crestview Partners II GP, L.P. will be significant. Any payments made by us to the Continuing Equity Owners and Crestview Partners II GP, L.P. under the Tax Receivable Agreement will generally reduce the amount of overall cash flow that might have otherwise been available to us or to CWGS, LLC and, to the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, the unpaid amounts generally will be deferred and will accrue interest until paid by us; provided, however, that nonpayment for a specified period may constitute a material breach of a material obligation under the Tax Receivable Agreement and therefore may accelerate payments due under the Tax Receivable Agreement. For a discussion of the Tax Receivable Agreement, see Note 4 to our unaudited consolidated financial statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

CWGS, LLC intends to make a regular quarterly cash distribution to its common unit holders, including us, of approximately $0.0605 per common unit and we intend to use all of the proceeds from such distribution on our common units to pay a regular quarterly cash dividend of approximately $0.0605 per share on our Class A common stock, subject to our discretion as the sole managing member of CWGS, LLC and the discretion of our board of directors. CWGS, LLC shall make cash distributions in accordance with the CWGS, LLC’s amended and restated limited liability company agreement (the “CWGS LLC Agreement”) in an amount sufficient for us to pay any expenses incurred by us in connection with the regular quarterly cash dividend, along with any of our other operating expenses and other obligations.

In addition, the CWGS LLC Agreement requires tax distributions to be made by CWGS, LLC to its members, including us. In general, tax distributions will be made on a quarterly basis, to each member of CWGS, LLC, including us, based on such member's allocable share of the taxable income of CWGS, LLC (which, in our case, will be determined without regard to any basis adjustments described under “Note 4: Subsequent Events, Tax Receivable Agreement” to our unaudited consolidated financial statements in Item 1 of Part I of this Quarterly Report on Form 10-Q) and an assumed tax rate based on the highest combined federal, state, and local tax rate that may potentially apply to any one of CWGS, LLC's members (currently 52.62%), regardless of the actual final tax liability of any such member. Based on the current applicable effective tax rates, we expect that (i) the assumed tax rate that will be used for purposes of determining tax distributions from CWGS, LLC will exceed our actual combined federal, state and local tax rate (assuming no changes in corporate tax rates) and (ii) the annual amount of tax distributions paid to us will exceed the sum of (A) our actual annual tax liability and (B) the annual amount payable by us under the Tax Receivable Agreement (assuming no early termination of the Tax Receivable Agreement) (such excess in clauses (A) and (B), collectively referred to herein as the "Excess Tax Distribution"). We currently intend to pay a special cash dividend of all or a portion of the Excess Tax Distribution to the holders of our Class A common stock from time to time subject to the discretion of our board of directors.

Our dividend policy has certain risks and limitations, particularly with respect to liquidity, and we may not pay dividends according to our policy, or at all. See ‘‘Risk Factors — Risks Related to our Business — Our ability to pay regular and special dividends on our Class A common stock is subject to the discretion of our board of directors and may be limited by our structure and statutory restrictions and restrictions imposed by our New Senior Secured Credit Facilities and our Floor Plan Facility as well as any future agreements’’ in Item 1A of Part II of this Quarterly Report on Form 10-Q.

Notwithstanding our obligations under the Tax Receivable Agreement, we believe that our sources of liquidity and capital will be sufficient to finance our continued operations, growth strategy, regular quarterly cash dividends (as described above) and additional expenses we expect to incur as a public company for at least the next twelve months. However, we cannot assure you that our cash provided by operating activities, cash and cash equivalents or cash available under our Existing Revolving Credit Facility or our Floor Plan Facility will be sufficient to meet our future needs. If we are unable to generate sufficient cash flows from operations in the future, and if availability under our Existing Revolving Credit Facility or our Floor Plan Facility is not sufficient, we may have to obtain additional financing. If we obtain additional capital by issuing equity, the interests of our existing stockholders will be diluted. If we incur additional indebtedness, that indebtedness may contain significant financial and other covenants that may significantly restrict our operations. We cannot assure you that we could obtain refinancing or additional financing on favorable terms or at all.  See ‘‘Risk Factors — Risks Related to our Business — Our ability to operate and expand our business and to respond to changing business and economic conditions will depend on the availability of adequate capital” in Item 1A of Part II of this Quarterly Report on Form 10-Q.

As of September 30, 2016, and December 31, 2015 we had working capital of $197.2 million and $195.1 million, respectively, including $115.1 million and $92.0 million, respectively, of cash and cash equivalents. Our working capital reflects the cash provided by deferred revenue and gains reported under current liabilities of $74.7 million and $63.6 million as of September 30, 2016 and December 31, 2015, respectively, which reduces working capital. Deferred revenue primarily consists of cash collected for club memberships in advance of services to be provided, which is deferred and recognized as revenue over the life of the membership. We use net proceeds from this deferred membership revenue to lower our long-term borrowings and finance our working capital needs. Additionally, as of September 30, 2016, we had $816.3 million of term loans outstanding under the Existing Senior Secured Credit Facilities (as defined herein), net of $4.7 million of unamortized original issue discount and $11.8 million of finance costs, $0.0 million of revolving borrowings outstanding under the Existing Senior Secured Credit Facilities, letters of credit in the aggregate amount of $3.7 million outstanding under the Existing Revolving Credit Facility and $532.5 million of floor plan notes payable outstanding under the Floor Plan Facility. As of November 10, 2016, we had $645.0 million of term loans outstanding under the New Senior Secured Credit Facilities (as defined herein), net of $3.2 million of unamortized original issue discount, and $0.0 million of revolving borrowings outstanding under the New Senior Secured Credit Facilities and letters of credit in the aggregate amount of $3.7 million outstanding under the New Revolving Credit Facility (as defined herein).

Cash Flow

The following table shows summary cash flows information for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended
	September 30,
(In millions)	2016	2015
Net cash provided by operating activities	$316,027	$215,678
Net cash used in investing activities	$(98,987)	$(167,014)
Net cash used in financing activities	$(193,999)	$(120,709)

Operating activities.  Our cash flows from operating activities are primarily collections from contracts in transit and customers following the sale of new and used vehicles, as well as from the sale of retail parts, services and consumer services and plans. Contracts in transit represent amounts due from third-party lenders from whom pre-arranged agreements have been determined, and to whom the retail installment sales contract have been assigned. Our primary uses of cash from operating activities are repayments of vehicle floor plan payables, payments to retail product suppliers, personnel-related expenditures, payments related to leased property, advertising, and various consumer services program costs.

Net cash provided by operating activities was $316.0 million for the nine months ended September 30, 2016, an increase of $100.3 million from $215.7 million for the nine months ended September 30, 2015. The increase was primarily due to a $90.3 million increase due to slower growth in inventories, a $22.0 million increase in net income, a $4.8 million reduction in growth in accounts receivable and contracts in transit in the nine months ended September 30, 2015, and a $2.7 million decrease in prepaid expenses and other assets, and $0.9 million of other operating increases, partially offset by a $20.4 million decrease in accounts payable, accrued liabilities and checks in excess of bank balance in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

Investing activities.  Our investment in business activities primarily consists of expanding our operations through organic growth and the acquisition of retail locations. Substantially all of our new retail locations and capital expenditures have been financed using cash provided by operating activities and borrowings under our Existing Senior Secured Credit Facilities.

The table below summarizes our capital expenditures for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended
	September 30,
(In thousands)	2016	2015
IT hardware and software	$5,546	$6,875
Greenfield retail locations	5,708	14,151
Existing retail locations	14,278	8,356
Corporate and other	3,671	2,898
Total capital expenditures	$29,203	$32,280

Our capital expenditures consist primarily of investing in greenfield retail locations, existing retail locations, information technology, hardware, and software. There were no material commitments for capital expenditures as of September 30, 2016.

Net cash used in investing activities was $99.0 million for the nine months ended September 30, 2016. The $99.0 million of cash used in investing activities included $67.7 million for the acquisition of five retail locations, of which four were opened and one is scheduled to open in the fourth quarter of 2016, a wholesale parts dealer and six shows, comprised of $0.9 million of accounts receivable, $29.7 million of inventory, $2.8 million of intangible assets, $35.8 million of goodwill, $0.6 million of property and equipment, and $0.2 million of other assets, less $2.3 million of accrued liabilities and customer deposits, in addition to $29.2 million of capital expenditures and $12.9 million for the purchase of real property, partially offset by proceeds from the sale and leaseback of real property and property and equipment of $7.3 million and $3.5 million, respectively.

Net cash used in investing activities was $167.0 million for the nine months ended September 30, 2015. The $167.0 million of cash used in investing activities included $124.5 million for the acquisition of six retail locations comprised of $77.2 million of inventory, $50.2 million of goodwill, and $0.8 million of property and equipment, less $2.2 million of accrued liabilities and customer deposits, and a $1.5 million purchase price hold back, in addition to $32.3 million of capital expenditures, and $44.5 million for the purchase of real property, partially offset by proceeds from the sale and leaseback of real property and property and equipment of $33.6 million and $0.7 million, respectively.

Financing activities.  Our financing activities primarily consist of proceeds from the issuance of debt and the repayment of principal and debt issuance costs.

Our net cash used in financing activities was $194.0 million for the nine months ended September 30, 2016. The $194.0 million of cash used in financing activities was primarily due to member distributions of $214.8 million, $66.0 million of net payments under the Floor Plan Facility, principal payments under the Existing Term Loan Facility of $43.6 million, and other financing uses of $3.9 million, partially offset by $134.3 million of borrowings under the Existing Term Loan Facility. During the nine months ended September 30, 2016, we also borrowed and repaid $12.0 million under the Existing Revolving Credit Facility.

Our net cash used in financing activities was $120.7 million for the nine months ended September 30, 2015. The $120.7 million of cash used in financing activities was primarily due to member distributions of $206.1 million, principal payments under the Existing Term Loan Facility of $26.6 million, and other financing uses of $4.3 million, partially offset by $94.8 million of borrowings under the Existing Term Loan Facility, and $21.5 million of net payments under the Floor Plan Facility during the nine months ended September 30, 2015.

Description of Senior Secured Credit Facilities and Floor Plan Facility

As of September 30, 2016, we had an existing credit agreement that included a $832.9 million term loan (the ‘‘Existing Term Loan Facility’’) and $20.0 million of commitments for revolving loans (the ‘‘Existing Revolving Credit Facility’’ and, together with the Existing Term Loan Facility, the ‘‘Existing Senior Secured Credit Facilities’’). Additionally, we also have up to $1.165 billion in maximum borrowing availability under a floor plan financing facility (the ‘‘Floor Plan Facility’’). As of September 30, 2016, we had $816.3 million of term loans outstanding under the Existing Senior Secured Credit Facilities, net of $4.7 million of unamortized original issue discount and $11.8 million of finance costs, no revolving borrowings outstanding under the Existing Senior Secured Credit Facilities and $532.5 million of floor plan notes payable outstanding under the Floor Plan Facility, with $16.3 million of additional borrowing capacity under our Existing Revolving Credit Facility and $632.5 million of additional borrowing capacity under our Floor Plan Facility. Our Existing Term Loan Facility requires us to make quarterly principal payments of the outstanding principal amount thereof, which totaled $31.6 million and $26.6 million for the nine months ended September 30, 2016 and 2015, respectively. Additionally, we paid total cash interest on our Existing Senior Secured Credit Facilities of $34.8 million and $27.4 million for the nine months ended September 30, 2016 and 2015, respectively, and we paid total floor plan interest expense on our Floor Plan Facility of $14.9 million and $9.4 million for the nine months ended September 30, 2016 and 2015, respectively. In addition to interest paid on our Existing Senior Secured Credit Facilities and our Floor Plan Facility, we paid cash interest of $1.1 million and $7.8 million for the nine months ended September 30, 2016 and 2015, respectively. We may from time to time seek to refinance, retire or exchange our outstanding debt. Such refinancings, repayments or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. In the past, we have used interest rate swap derivatives to diversify our debt portfolio between fixed and variable rate instruments.

Senior Secured Credit Facilities

On November 20, 2013, CWGS Group, LLC, a wholly-owned subsidiary of CWGS, LLC (the ‘‘Borrower’’), and CWGS, LLC (as parent guarantor) entered into a credit agreement (the “Existing Credit Agreement”) for a $545.0 million senior secured credit facility (the “Existing Senior Secured Credit Facilities”) with Goldman Sachs Bank USA, as administrative agent and the other lenders party thereto. The Existing Senior Secured Credit Facilities originally consisted of a $525.0 million term loan facility (the “Existing Term Loan Facility”) at an original issue discount of $5.25 million or 1.00%, and a $20.0 million revolving credit facility (including a $10.0 million letter of credit sublimit) (the “Existing Revolving Credit Facility”). The Existing Senior Secured Credit Facilities also include a $5.0 million swingline commitment.

On December 1, 2014, we amended the Existing Credit Agreement governing our Existing Senior Secured Credit Facilities (the ‘‘First Amendment’’) to, among other things, provide for an increase in term loan borrowings to $628.1 million, allow the contribution of the net cash proceeds of the First Amendment to FreedomRoads, LLC (‘‘FreedomRoads’’), a subsidiary of Borrower, finance its acquisition of RV dealerships, increase the size of the incremental cap and make certain other changes to the pricing terms, incremental borrowings provision and certain covenants.

On June 2, 2015, we further amended the Existing Credit Agreement (the ‘‘Second Amendment’’) to, among other things, provide for an increase in term loan borrowings to $705.8 million, allow a special distribution of the net cash proceeds of the Second Amendment from the Borrower to CWGS, LLC for a distribution to its members in the amount of $95.0 million, reduce the applicable rate with respect to term loans, increase the initial restricted payment amount, increase the size of the incremental cap and make certain other changes to the pricing terms, incremental borrowings provision and certain covenants.

On December 17, 2015, we further amended the Existing Credit Agreement (the ‘‘Third Amendment’’) to, among other things, provide for an increase in term loan borrowings to $736.5 million, allow the contribution of the net cash proceeds of the Third Amendment to FreedomRoads, to finance its acquisition of RV dealerships, increase the applicable rate with respect to term loans, increase the size of the incremental cap and make certain other changes to the pricing terms, incremental borrowings provision and certain covenants.

On September 21, 2016, we further amended the Existing Credit Agreement (the ‘‘Fourth Amendment’’) to, among other things, permit the initial public offering, provide for an increase in term loan borrowings to $816.3 million, increase the capacity for payments by the Borrower to CWGS, LLC for payment of regular quarterly distributions to its common unit holders, including us, permit a $100.0 million special distribution of a portion of borrowings under the Fourth Amendment from the Borrower (as defined herein) to CWGS, LLC for a distribution to its members (which was also made on September 21, 2016 and allow a contribution to FreedomRoads to finance the acquisition of RV dealerships.

On November 8, 2016, CWGS Group, LLC and CWGS, LLC (as parent guarantor) entered into a credit agreement (the “New Credit Agreement”) for a new $680.0 million senior secured credit facility (the ‘‘New Senior Secured Credit Facilities’’) with Goldman Sachs Bank USA, as administrative agent, and the other lenders party thereto and used the proceeds to repay the Existing Senior Secured Credit Facilities. The New Senior Secured Credit Facilities consist of a seven-year $645.0 million term loan facility (the “New Term Loan Facility”) and a five-year $35.0 million revolving credit facility (the “New Revolving Credit Facility”).

Borrowings under the New Term Loan Facility bear interest at a rate per annum equal to, at our option, either: (a) the London Interbank Offered Rate (‘‘LIBOR’’) multiplied by the statutory reserve rate (such product, the ‘‘Adjusted LIBOR Rate’’), subject to a 0.75% floor, plus an applicable margin of 3.75%, in the case of Eurocurrency loans or (b) an alternate base rate (determined by reference to the greatest of : (i) the prime rate published by The Wall Street Journal (the ‘‘WSJ Prime Rate’’), (ii) the federal funds effective rate plus 0.50% and (iii) the one-month Adjusted LIBOR Rate plus 1.00%), subject to a 1.75% floor, plus an applicable margin of 2.75%, in the case of alternate base rate loans. The New Term Loan Facility includes mandatory amortization at 1% per annum in equal quarterly installments.

Borrowings under the New Revolving Credit Facility bear interest at a rate per annum equal to, at our option, either: (a) the Adjusted LIBOR Rate plus an applicable margin based on the total leverage ratio, as set forth in the table below, in the case of Eurocurrency borrowings or (b) an alternate base rate (determined by reference to the greatest of : (i) the WSJ Prime Rate, (ii) the federal funds effective rate plus 0.50% and (iii) the one-month Adjusted LIBOR Rate plus 1.00%), plus an applicable margin based on the total leverage ratio, as set forth in the table below, in the case of alternate base rate borrowings.

Pricing Level	Total Leverage Ratio	Eurocurrency	ABR
1	≤ 1.75 : 1.00	3.25%	2.25%
2	> 1.75 : 1.00	3.50%	2.50%

In addition to paying interest on outstanding principal under the New Senior Secured Credit Facilities, we are required to pay a commitment fee to the lenders under the New Revolving Credit Facility in respect of the unutilized commitments thereunder at a rate of 0.50% per annum. We also pay customary letter of credit and agency fees.

Existing Term Loan Facility quarterly payments for 2014 were $3.3 million for each of the quarters ended March 31, 2014, June 30, 2014 and September 30, 2014 and $4.0 million for the quarter ended December 31, 2014. Existing Term Loan Facility quarterly payments for 2015 and 2016 were $8.1 million for the three months ended March 31, 2015, $9.3 million for each of the quarters ended June 30, 2015 and September 30, 2015, $10.0 million for each of the quarters ended December 31, 2015 and March 31, 2016, and $9.9 million for the three months ended June 30, 2016, and $11.7 million for the three months ended September 30, 2016. Quarterly payments of $1.6 million will be due under the New Term Loan Facility on the last day of each fiscal quarter going forward beginning March 31, 2017. The remaining unpaid principal balance of the New Term Loan Facility along with all accrued and unpaid interest is due and payable on November 8, 2023. As of September 30, 2016, we had $816.3 million of term loans outstanding, net of $4.7 million of unamortized original issue discount and $11.8 million of finance costs. Additionally, as of November 10, 2016, we had $645.0 million of term loans outstanding, net of $3.2 million of unamortized original issue discount. The New Term Loan Facility also provides for an excess cash flow payment following the end of each fiscal year, such that the Borrower is required to prepay the term loan borrowings in an aggregate amount equal to 50% of excess cash flow for such fiscal year if the total leverage ratio is greater than 2.00 to 1.00. The required percentage of excess cash flow prepayment is reduced to 25% if the total leverage ratio is 1.50 to 1.00 or greater, but less than 2.00 to 1.00, and 0% if the total leverage ratio is less than 1.50 to 1.00. As of December 31, 2015, the Borrower’s excess cash flow offer, as defined in the Existing Credit Agreement was $16.1 million and was presented to the lenders under our Existing Term Loan Facility. The lenders accepted $12.0 million of the prepayment offer and a principal payment in that amount was made on May 9, 2016.

The principal amount outstanding of loans under the New Revolving Credit Facility becomes due and payable on November 8, 2021. As of September 30, 2016, we had $16.3 million available for borrowing under our Existing Revolving Credit Facility and no outstanding borrowings thereunder. As of September 30, 2016, we had letters of credit in the aggregate amount of $3.7 million outstanding under the Existing Revolving Credit Facility.

The New Senior Secured Credit Facilities are collateralized by substantially all of the assets and equity of the Borrower and the subsidiary guarantors and contain financial covenants and certain business covenants, including restrictions on dividend payments. The New Senior Secured Credit Facilities restrict the ability of the Borrower and its subsidiaries to pay distributions or make other restricted payments. The Borrower is generally permitted to pay distributions (1) in an amount not to exceed a specified available amount (as defined in the New Credit Agreement), and calculated as the sum of, among other things, $40.0 million, plus net proceeds received by the Borrower in connection with the issuance of, or contribution of cash in respect of, certain existing equity interests, plus, if the total leverage ratio is not greater than 2.50 to 1, cumulative excess cash flow not otherwise applied, minus distributions, prepayments of debt and investments made in reliance of the available amount) as long as (A) after giving pro forma effect to the contemplated distribution, the Borrower would be in compliance with the maximum total leverage ratio covenant (as described below) and (B) no default or event of default has occurred or would result from the contemplated distribution; and (2) in an amount up to $30.0 million during any calendar year, with unused amounts in any calendar year carried over to the succeeding calendar year, to provide funds that are used by CWGS, LLC to pay regular quarterly distributions to its common unit holders, including us. In addition, the New Credit Agreement requires the Borrower and its subsidiaries to comply on a quarterly basis with a maximum total leverage ratio, which covenant is only for the benefit of the New Revolving Credit Facility, during certain periods in which the aggregate amount of borrowings under the New Revolving Credit Facility (including swingline loans), letters of credit and unreimbursed letter of credit disbursements outstanding at such time (minus the lesser of (a) $5.0 million and (b) letters of credit outstanding) is greater than $10.0 million. The maximum total leverage ratio is 3.00 to 1 stepping down to 2.75 to 1 on March 31, 2020. As of September 30, 2016, the Borrower, CWGS, LLC and the subsidiary guarantors were in compliance with our Existing Senior Secured Credit Facilities. To the extent that we are unable to comply with the maximum total leverage ratio in the future, we would be unable to  borrow under the New Revolving Credit Facility and may need to seek alternative sources of financing in order to operate and finance our business as we deem appropriate. There is no guarantee that we would be able to incur additional indebtedness on acceptable terms or at all.

Floor Plan Facility

On August 12, 2015, FreedomRoads, LLC (the ‘‘Floor Plan Borrower’’), a wholly-owned subsidiary of CWGS, LLC, and Bank of America, N.A., as administrative agent and letter of credit issuer, and the other lenders party thereto, entered into a sixth amended and restated credit agreement, which governs our floor plan facility (the ‘‘Floor Plan Facility’’), modifying a floor plan facility originally entered into with Bank of America, N.A. as administrative agent, and other lenders party thereto, as amended from time to time, since 2005 to finance substantially all of our new and certain of our used RV inventory. We are required to make monthly interest payments on the amount financed. We can use this facility to finance (i) up to 100% of our new RV inventory, and (ii) various percentages of our used RV inventory, as determined by reference to the most recently published National Automobile Dealers Association RV Industry Appraisal Guide. On July 1, 2016, we entered into an amendment to the Floor Plan Facility to, among other things, increase the available amount under a floor plan facility from $865.0 million to $1.165 billion, amend the applicable margin, and extend the maturity date. Our Floor Plan Facility allows the Floor Plan Borrower to borrow up to $1.165 billion under a floor plan facility and up to $15.0 million under a letter of credit facility. The Floor Plan Facility matures on June 30, 2019. As of September 30, 2016, $532.5 million in floor plan notes payable and $7.3 million of letters of credit borrowings were outstanding under the Floor Plan Facility.

Floor plan notes payable under our Floor Plan Facility bear interest at a rate per annum equal to, at our option, either: (a) a floating rate tied to the London Interbank Offered Rate (‘‘LIBOR’’ and, together with the floating rate, the ‘‘Floating LIBOR Rate’’), plus an applicable margin as set forth in the table below, in the case of Floating LIBOR Rate loans or (b) a base rate determined by reference to the greatest of: (i) the federal funds rate plus 0.50%, (ii) the prime rate published by Bank of America, N.A. (the ‘‘BofA Prime Rate’’), in the case of Floating LIBOR Rate borrowings and (iii) the Floating LIBOR Rate plus 1.75%, plus an applicable margin as set forth in the table below, in the case of base rate loans.

Pricing Level	Consolidated Current Ratio	Eurocurrency	Base Rate Loans
I	> 1.250 : 1.000	2.05%	0.55%
II	> 1.220 : 1.000 but ≤ 1.250 : 1.000	2.15%	0.65%
III	> 1.200 : 1.000 but ≤ 1.220 : 1.000	2.35%	0.85%
IV	≤ 1.200 : 1.000	2.50%	1.00%

Borrowings under our Floor Plan Facility for letters of credit bear interest at a rate per annum equal to, at our option, either: (a) the Floating LIBOR Rate, plus 1.50%, in the case of Floating LIBOR Rate loans or (b) a base rate determined by reference to the greatest of: (i) the federal funds rate plus 0.50%, (ii) the BofA Prime Rate and (iii) the Floating LIBOR Rate plus 1.75%, plus 1.50%, in the case of base rate loans.

The Floor Plan Borrower and its subsidiary guarantors are required to pay commitment fees equal to: (i) 0.200% per annum times the actual daily amount by which the letter of credit facility exceeds the sum of the letter of credit obligations, and (ii) 0.200% per annum times the actual daily amount by which the Floor Plan Facility exceeds the sum of the outstanding amount of all floor plan loans. Letter of credit fees for each of letter of credit are equal to the higher of: (a) 2.25% times the daily amount available to be drawn under such letter of credit; and (b) $2,000 per annum.

In addition to other customary covenants, the credit agreement governing our Floor Plan Facility requires the Floor Plan Borrower and the subsidiary guarantors to comply on a monthly basis with a minimum consolidated current ratio of 1.180 to 1.000 and a minimum fixed charge coverage ratio of 1.250 to 1.000. As of September 30, 2016, the Floor Plan Borrower and the subsidiary guarantors were in compliance with each of these covenants.

Borrowings under the Floor Plan Facility are guaranteed by FreedomRoads Intermediate Holdco, LLC (the direct parent of the Floor Plan Borrower) and certain subsidiary guarantors (collectively, the ‘‘Guarantors’’). These floor plan arrangements grant the administrative agent a first priority security interest in all property of the floor plan Borrower and the Guarantors, the financed RVs and the related sales proceeds.

Sale/Leaseback Arrangements

We have in the past and may in the future enter into sale-leaseback transactions to finance certain property acquisitions and capital expenditures, pursuant to which we sell property and/or leasehold improvements to third parties and agree to lease those assets back for a certain period of time. Such sales generate proceeds which vary from period to period.

Deferred Revenue and Gains

Deferred revenue and gains consist of our sales for products not yet recognized as revenue at the end of a given period and deferred gains on sale-leaseback and derecognition of right to use asset transactions. Our deferred revenue and deferred gains as of December 31, 2015 were $102.4 million and $13.4 million, respectively. Deferred revenue is expected to be recognized as revenue and deferred gains are expected to be recognized ratably over the lease terms as an offset to rent expense.

Off-Balance Sheet Arrangements

As of September 30, 2016, we did not have any off-balance sheet arrangements, except for operating leases entered into in the normal course of business.

Critical Accounting Policies and Estimates

We prepare our condensed consolidated financial statements in accordance with GAAP, and in doing so, we have to make estimates, assumptions and judgments affecting the reported amounts of assets, liabilities, revenues and expenses, as well as the related disclosure of contingent assets and liabilities. We base our estimates, assumptions and judgments on historical experience and on various other factors we believe to be reasonable under the circumstances. Different assumptions and judgments would change estimates used in the preparation of our condensed consolidated financial statements, which, in turn, could change our results from those reported. We evaluate our critical accounting estimates, assumptions and judgments on an ongoing basis.

There has been no material change in our critical accounting policies from those previously reported and disclosed in our Prospectus.

Recent Accounting Pronouncements

See Note 1 to our unaudited consolidated financial statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in inflation and interest rates. All of these market risks arise in the normal course of business, as we do not engage in speculative trading activities. The following analysis provides quantitative information regarding these risks.

Impact of Inflation

We believe that inflation over the last three fiscal years has not had a significant impact on our operations; however, we cannot assure you there will be no such effect in the future. Our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are generally subject to inflationary increases. Additionally, the cost of re-modeling acquired retail locations and constructing new retail locations is subject to inflationary increase in the costs of labor and material, which results in higher rent expense on new retail locations. Finally, we finance substantially all of our inventory through various revolving floor plan arrangements with interest rates that vary based on various benchmarks. Such rates have historically increased during periods of increasing inflation.

Interest Rate Risk

Our operating results are subject to risk from interest rate fluctuations on our New Senior Secured Credit Facilities and our Floor Plan Facility, which carries variable interest rates. Interest rate risk is the exposure to loss resulting from changes in the level of interest rates and the spread between different interest rates. Our New Senior Secured Credit Facilities includes a New Term Loan Facility and a New Revolving Credit Facility with advances tied to a borrowing base and which bear interest at variable rates. Additionally, under our Floor Plan Facilities we have the ability to draw on revolving floor plan arrangements, which bear interest at variable rates. Because our New Senior Secured Credit Facilities and Floor Plan Facility bear interest at variable rates, we are exposed to market risks relating to changes in interest rates. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. As of September 30, 2016, we had no outstanding borrowings under our Existing Revolving Credit Facility, $816.3 million of variable rate debt outstanding under our Existing Term Loan Facility, net of $4.7 million of unamortized original issue discount and $11.8 million of finance costs, and $532.5 million in outstanding borrowings under our Floor Plan Facility. Based on September 30, 2016 debt levels, an increase or decrease of 1% in the effective interest rate would cause an increase or decrease in interest expense under our Existing Term Loan Facility of $4.4 million and $0.0 million (due to our interest rate floor), respectively, over the next 12 months and an increase or decrease of 1% in the effective rate would cause an increase or decrease in interest under our Floor Plan Facility of approximately $5.3 million over the next 12 months. We do not use derivative financial instruments for speculative or trading purposes, but this does not preclude our adoption of specific hedging strategies in the future.

Item 4. Controls and Procedures

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2016.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control performed during the fiscal quarter ended September 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1:  Legal Proceedings

We are party to legal proceedings incidental to our business. While the outcome of these matters could differ from management’s expectations, we do not believe that the resolution of these matters is reasonably likely to have a material adverse effect to our financial statements.

Item 1A. Risk Factors

RISK FACTORS

Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with the other information included in this Quarterly Report on Form 10-Q. The occurrence of any of the following risks may materially and adversely affect our business, financial condition, results of operations and future prospects. In these circumstances, the market price of our Class A common stock could decline. Other events that we do not currently anticipate or that we currently deem immaterial may also affect our business, prospects, financial condition and results of operations.

Risks Related to Our Business

Our business is affected by the availability of financing to us and our customers.

Our business is affected by the availability of financing to us and our customers. Generally, RV dealers, including us, finance their purchases of inventory with financing provided by lending institutions. As of September 30, 2016, we had up to $1.165 billion in maximum borrowing availability under a floor plan financing facility (the “Floor Plan Facility”). Additionally, as of September 30, 2016, we had $532.5 million floor plan notes payable outstanding with $632.5 million of additional borrowing capacity under the Floor Plan Facility. As of September 30, 2016, approximately 88.7% of the invoice cost of new RV inventory and no used RV inventory was financed under the Floor Plan Facility. A decrease in the availability of this type of wholesale financing or an increase in the cost of such wholesale financing could prevent us from carrying adequate levels of inventory, which may limit product offerings and could lead to reduced sales and revenues.

Furthermore, many of our customers finance their RV purchases. Although consumer credit markets have improved, consumer credit market conditions continue to influence demand, especially for RVs, and may continue to do so. There continue to be fewer lenders, more stringent underwriting and loan approval criteria, and greater down payment requirements than in the past. If credit conditions or the credit worthiness of our customers worsen, and adversely affect the ability of consumers to finance potential purchases at acceptable terms and interest rates, it could result in a decrease in the sales of our products and have a material adverse effect on our business, financial condition and results of operations.

Fuel shortages, or high prices for fuel, could have a negative effect on our business.

Gasoline or diesel fuel is required for the operation of RVs. There can be no assurance that the supply of these petroleum products will continue uninterrupted, that rationing will not be imposed or that the price of or tax on these petroleum products will not significantly increase in the future. Shortages of gasoline and diesel fuel have had a material adverse effect on the RV industry as a whole in the past and any such shortages or substantial increases in the price of fuel could have a material adverse effect on our business, financial condition or results of operations.

Our success depends to a significant extent on the well-being, as well as the continued popularity and reputation for quality, of our manufacturers, particularly Thor Industries, Inc., Forest River, Inc., Winnebago Industries, Inc. and Jayco, Inc.

Thor Industries, Inc. (including Jayco, Inc. which was acquired by Thor Industries, Inc. on June 30, 2016 and operated as a wholly-owned subsidiary of Thor Industries, Inc.), Forest River, Inc., and Winnebago Industries, Inc. supplied approximately 68.2%, 13.2%, and 12.9%, respectively, of our new RV inventory as of September 30, 2016. We depend on our manufacturers to provide us with products that compare favorably with competing products in terms of quality, performance, safety and advanced features. Any adverse change in the production efficiency, product development efforts, technological advancement, marketplace acceptance, reputation, marketing capabilities or financial condition of our manufacturers, particularly Thor Industries, Inc., Forest River, Inc., Winnebago Industries, Inc. and Jayco, Inc., could have a substantial adverse impact on our business. Any difficulties encountered by any of our manufacturers, particularly Thor Industries, Inc., Forest River, Inc., Winnebago Industries, Inc. and Jayco, Inc., resulting from economic, financial, or other factors could adversely affect the quality and amount of products that they are able to supply to us and the services and support they provide to us.

The interruption or discontinuance of the operations of Thor Industries, Inc., Forest River, Inc., Winnebago Industries, Inc. and Jayco, Inc. or other manufacturers could cause us to experience shortfalls, disruptions, or delays with respect to needed inventory. Although we believe that adequate alternate sources would be available that could replace any manufacturer as a product source, those alternate sources may not be available at the time of any interruption, and alternative products may not be available at comparable quality and prices.

Our supply arrangements with manufacturers are typically governed by dealer agreements, which are customary in the RV industry. Our dealer agreements with manufacturers are generally made on a location-by-location basis, and each retail location typically enters into multiple dealer agreements with multiple manufacturers. Our dealer agreements also generally provide for a one-year term, which is typically renewed annually. The terms of our dealer agreements are typically subject to:

•	us meeting all the requirements and conditions of the manufacturer’s applicable programs;
•	us maintaining certain minimum inventory requirements and meeting certain retail sales objectives;
•

us performing services and repairs for all owners of the manufacturer’s RVs (regardless from whom the RV was purchased) that are still under warranty and us carrying the manufacturer’s parts and accessories needed to service and repair the manufacturer’s RVs in stock at all times;

•	us actively advertising and promoting the manufacturer’s RVs; and

•	us indemnifying the manufacturer under certain circumstances.

Our dealer agreements generally designate a specific geographical territory for us, which is often exclusive to us, provided that we are able to meet the material obligations of the applicable dealer agreement.

In addition, many of our dealer agreements contain stocking level requirements and certain of our dealer agreements contain contractual provisions concerning minimum advertised product pricing for current model year units. Wholesale pricing is generally established on a model year basis and is subject to change in the manufacturer’s sole discretion. In certain cases, the manufacturer may also establish a suggested retail price, below which we cannot advertise that manufacturer’s RVs. Any change, non-renewal, unfavorable renegotiation or termination of these arrangements for any reason could adversely affect product availability and cost and our financial performance.

Our business model is impacted by general economic conditions in our markets, and ongoing economic and financial uncertainties may cause a decline in consumer spending that may adversely affect our business, financial condition and results of operations.

As a business that relies on consumer discretionary spending, we may be adversely affected if our customers reduce, delay or forego their purchases of our services, protection plans, products and resources as a result of:

•	job losses;
•	bankruptcies;
•	higher consumer debt and interest rates;
•	reduced access to credit;
•	higher energy and fuel costs;
•	relative or perceived cost, availability and comfort of RV use versus other modes of travel, such as air travel and rail;
•	falling home prices;
•	lower consumer confidence;
•	uncertainty or changes in tax policies and tax rates; or
•	uncertainty due to national or international security concerns.

We also rely on our retail locations to attract and retain customers and to build our customer database. If we close retail locations or are unable to open or acquire new retail locations due to general economic conditions or otherwise, our ability to maintain and grow our customer database and our Active Customers will be limited, which could have a material adverse effect on our business, financial condition and results of operation.

Decreases in Active Customers, average spend per customer or retention and renewal rates for our consumer services and plans would negatively affect our financial performance, and a prolonged period of depressed consumer spending could have a material adverse effect on our business. Promotional activities and decreased demand for consumer products could also affect our profitability and margins. In addition, adverse economic conditions may result in an increase in our operating expenses due to, among other things, higher costs of labor, energy, equipment and facilities. Due to recent fluctuations in the U.S. economy, our sales, operating and financial results for a particular period are difficult to predict, making it difficult to forecast results for future periods. Additionally, we are subject to economic fluctuations in local markets that may not reflect the economic conditions of the U.S. economy. Any of the foregoing factors could have a material adverse effect on our business, financial condition and results of operations.

In addition, the success of our recurring Good Sam consumer services and plans depends, in part, on our customers’ use of certain RV sites and/or the purchase of services, protection plans, products and resources through participating merchants. If general economic conditions worsen, our customers may perceive that they have less disposable income for leisure activities or they may not be able to obtain credit for discretionary purchases. As a result, they may travel less frequently, spend less when they travel and purchase and utilize our services, protection plans, products and resources less often, if at all, which could have a material adverse effect on our business, financial condition and results of operations. Furthermore, if we face increased competition from other businesses with similar product and service offerings, we may need to respond by establishing pricing, marketing and other programs or by seeking out additional strategic alliances or acquisitions that may be less favorable to us than we could otherwise establish or obtain in more favorable economic environments. In addition, declines in the national economy could cause merchants who participate in our programs to go out of business. It is likely that, should the number of merchants entering bankruptcy rise, the number of uncollectible accounts would also rise. These factors could have a material adverse effect on our business, financial condition and results of operations.

We depend on our ability to attract and retain customers.

Our future success depends in large part upon our ability to attract and retain Active Customers for our services, protection plans, products and resources. The extent to which we achieve growth in our customer base and sustain high renewal rates of our recurring consumer services and plans materially influences our profitability. Any number of factors could affect our ability to grow our customer base and sustain high renewal rates of our recurring consumer services and plans. These factors include consumer preferences, the frequency with which customers utilize our services, protection plans, products and resources, general economic conditions, our ability to maintain our retail locations, weather conditions, the availability of alternative services, protection plans, products and resources, significant increases in gasoline prices, the disposable income of consumers available for discretionary expenditures and the external perception of our brands. Any significant decline in our customer base, the growth of our customer base or the usage of our services, protection plans, products or resources by our customers, including the renewal rates of our recurring consumer services and plans, could have a material adverse effect on our business, financial condition and results of operations.

Competition in the market for services, protection plans, products and resources targeting the RV lifestyle or RV enthusiast could reduce our revenues and profitability.

The market for services, protection plans, products and resources targeting the RV lifestyle or RV enthusiast is highly fragmented and competitive. Competitive factors that drive the RV market are price, product and service features, technology, performance, reliability, quality, availability, variety, delivery and customer service. We compete directly or indirectly with the following types of companies:

•	major national insurance and warranty companies, providers of roadside assistance and providers of extended service contracts;
•	other dealers of new and used RVs;
•	other specialty retailers that compete with us across a significant portion of our merchandising categories through retail catalog or e-commerce businesses; and
•	online retailers.

Additional competitors may enter the businesses in which we currently operate. Moreover, some of our mass merchandising competitors do not currently compete in many of the product categories we offer, but may choose to offer a broader array of competing products in the future. In addition, an increase in the number of aggregator and price comparison sites for insurance products may negatively impact our sales of these products. If any of our competitors successfully provides a broader, more efficient or attractive combination of services, protection plans, products and resources to our target customers, our business results could be materially adversely affected. Our inability to compete effectively with existing or potential competitors could have a material adverse effect on our business, financial condition and results of operations.

Our expansion into new, unfamiliar markets, products lines or categories presents increased risks that may prevent us from being profitable in these new markets, products lines or categories. Delays in opening or acquiring new retail locations could have a material adverse effect on our business, financial condition and results of operations.

We intend to expand by building or acquiring new retail locations in new markets and may elect to acquire new product lines or categories. As a result, we may have less familiarity with local consumer preferences and less product or category knowledge with respect to new product lines or categories, and could encounter difficulties in attracting customers due to a reduced level of consumer familiarity with our brands or reduced product or category knowledge. Other factors that may impact our ability to open or acquire new retail locations in new markets and to operate them profitably or acquire new product lines or categories, many of which are beyond our control, include:

•

our ability to identify suitable acquisition opportunities or new locations, including our ability to gather and assess demographic and marketing data to determine consumer demand for our products in the locations we select;

•	our ability to negotiate favorable lease agreements;
•	our ability to secure product lines;
•	the availability of construction materials and labor for new retail locations and significant construction delays or cost overruns;
•	our ability to accurately assess the profitability of potential acquisitions or new locations;
•	our ability to secure required governmental permits and approvals;
•	our ability to hire and train skilled store operating personnel, especially management personnel;
•	our ability to provide a satisfactory mix of merchandise that is responsive to the needs of our customers living in the geographic areas where new retail locations are built or acquired;
•	our ability to supply new retail locations with inventory in a timely manner;
•	our competitors building or leasing retail locations near our retail locations or in locations we have identified as targets;
•	regional economic and other factors in the geographic areas in which we expand; and
•	general economic and business conditions affecting consumer confidence and spending and the overall strength of our business.

Once we decide on a new market and identify a suitable location or acquisition opportunity, any delays in opening or acquiring new retail locations could impact our financial results. It is possible that events, such as delays in the entitlements process or construction delays caused by permitting or licensing issues, material shortages, labor issues, weather delays or other acts of god, discovery of contaminants, accidents, deaths or injuries, could delay planned openings beyond their expected dates or force us to abandon planned openings altogether.

As we grow, we will face the risk that our existing resources and systems, including management resources, accounting and finance personnel and operating systems, may be inadequate to support our growth. We cannot assure you that we will be able to retain the personnel or make the changes in our systems that may be required to support our growth. Failure to secure these resources and implement these systems on a timely basis could have a material adverse effect on our results of operations. In addition, hiring additional personnel and implementing changes and enhancements to our systems will require capital expenditures and other increased costs that could also have a material adverse impact on our results of operations.

Our expansion into new markets, products or categories may also create new distribution and merchandising challenges, including additional strain on our distribution centers, an increase in information to be processed by our management information systems and diversion of management attention from existing operations. To the extent that we are not able to meet these additional challenges, our sales could decrease and our operating expenses could increase, which could have a material adverse effect on our business, financial condition and results of operations.

Finally, the size, timing, and integration of any future new retail location openings or acquisitions or the acquisition of new product lines or categories may cause substantial fluctuations in our results of operations from quarter to quarter. Consequently, our results of operations for any quarter may not be indicative of the results that may be achieved for any subsequent quarter or for a full fiscal year. These fluctuations could adversely affect the market price of our common stock.

As a result of the above factors, we cannot assure you that we will be successful in operating our retail locations in new markets or acquiring new product lines or categories on a profitable basis, and our failure to do so could have a material adverse effect on our business, financial condition and results of operations.

Unforeseen expenses, difficulties, and delays frequently encountered in connection with expansion through acquisitions could inhibit our growth and negatively impact our profitability.

Since January 1, 2011, we have acquired 36 retail locations and we have sold two retail locations. Each acquired retail location operated independently prior to its acquisition by us. Our success depends, in part, on our ability to continue to make successful acquisitions and to integrate the operations of acquired retail locations, including centralizing certain functions to achieve cost savings and pursuing programs and processes that promote cooperation and the sharing of opportunities and resources among our retail locations and consumer services and plans. Unforeseen expenses, difficulties and delays frequently encountered in connection with rapid expansion through acquisitions could inhibit our growth and negatively impact our profitability.

We also may be unable to identify suitable acquisition candidates or to complete the acquisitions of candidates that we identify. Increased competition for acquisition candidates or increased asking prices by acquisition candidates may increase purchase prices for acquisitions to levels beyond our financial capability or to levels that would not result in the returns required by our acquisition criteria. Acquisitions also may become more difficult or less attractive in the future as we continue to acquire the most attractive dealers and stores. In addition, we may encounter difficulties in integrating the operations of acquired dealers and stores with our own operations or managing acquired dealers and stores profitably without substantial costs, delays, or other operational or financial problems.

Our ability to continue to grow through the acquisition of additional retail locations will depend upon various factors, including the following:

•	the availability of suitable acquisition candidates at attractive purchase prices;
•	the ability to compete effectively for available acquisition opportunities;
•	the availability of cash on hand, borrowed funds or Class A common stock with a sufficient market price to finance the acquisitions;
•	the ability to obtain any requisite third party or governmental approvals; and
•	the absence of one or more third parties attempting to impose unsatisfactory restrictions on us in connection with their approval of acquisitions.

As a part of our acquisition strategy, we frequently engage in discussions with various dealerships regarding their potential acquisition by us. In connection with these discussions, we and each potential acquisition candidate exchange confidential operational and financial information, conduct due diligence inquiries, and consider the structure, terms, and conditions of the potential acquisition. Potential acquisition discussions frequently take place over a long period of time and involve difficult business integration and other issues, including in some cases, management succession and related matters. As a result of these and other factors, a number of potential acquisitions that from time to time appear likely to occur do not result in binding legal agreements and are not consummated. In addition, we may have disagreements with potential acquisition targets, which could lead to litigation. Any of these factors or outcomes could result in a material adverse effect on our business, financial condition and results of operations.

Failure to maintain the strength and value of our brands could have a material adverse effect on our business, financial condition and results of operations.

Our success depends on the value and strength of the Camping World and Good Sam brands. The Camping World and Good Sam names are integral to our business as well as to the implementation of our strategies for expanding our business. Maintaining, enhancing, promoting and positioning our brands, particularly in new markets where we have limited brand recognition, will depend largely on the success of our marketing and merchandising efforts and our ability to provide high quality services, protection plans, products and resources and a consistent, high quality customer experience. Our brands could be adversely affected if we fail to achieve these objectives, if we fail to comply with local laws and regulations, if we are subject to publicized litigation or if our public image or reputation were to be tarnished by negative publicity. Some of these risks may be beyond our ability to control, such as the effects of negative publicity regarding our manufacturers, suppliers or third party providers of services or negative publicity related to members of management. Any of these events could result in decreases in revenues. Further, maintaining, enhancing, promoting and positioning our brands image may require us to make substantial investments in areas such as merchandising, marketing, store operations, community relations, store graphics and employee training, which could adversely affect our cash flow and which may ultimately be unsuccessful. These factors could have a material adverse effect on our business, financial condition and results of operations.

Our failure to successfully order and manage our inventory to reflect consumer demand in a volatile market and anticipate changing consumer preferences and buying trends could have a material adverse effect on our business, financial condition and results of operations.

Our success depends upon our ability to successfully manage our inventory and to anticipate and respond to merchandise trends and consumer demands in a timely manner. Our products appeal to consumers who are, or could become, RV owners across North America. The preferences of these consumers cannot be predicted with certainty and are subject to change. Further, the retail consumer industry, by its nature, is volatile and sensitive to numerous economic factors, including consumer preferences, competition, market conditions, general economic conditions and other factors outside of our control. We cannot predict consumer preferences with certainty, and consumer preferences often change over time. We typically order merchandise well in advance of the following selling season. The extended lead times for many of our purchases may make it difficult for us to respond rapidly to new or changing product trends, increases or decreases in consumer demand or changes in prices. If we misjudge either the market for our merchandise or our consumers’ purchasing habits in the future, our revenues may decline significantly and we may not have sufficient quantities of merchandise to satisfy consumer demand or sales orders or we may be required to discount excess inventory, either of which could have a material adverse effect on our business, financial condition and results of operations.

Our same store sales may fluctuate and may not be a meaningful indicator of future performance.

Our same store sales may vary from quarter to quarter. A number of factors have historically affected, and will continue to affect, our same store sales results, including:

•	changes or anticipated changes to regulations related to some of the products we sell;
•	consumer preferences, buying trends and overall economic trends;
•	our ability to identify and respond effectively to local and regional trends and customer preferences;
•	our ability to provide quality customer service that will increase our conversion of shoppers into paying customers;
•	competition in the regional market of a store;
•	atypical weather patterns;
•	changes in our product mix;

•	changes to local or regional regulations affecting our stores;
•	changes in sales of consumer services and plans and retention and renewal rates for our annually renewing consumer services and plans; and
•	changes in pricing and average unit sales.

An unanticipated decline in revenues or same store sales may cause the price of our Class A common stock to fluctuate significantly.

The cyclical nature of our business has caused our sales and results of operations to fluctuate. These fluctuations may continue in the future, which could result in operating losses during downturns.

The RV industry is cyclical and is influenced by many national and regional economic and demographic factors, including:

•	terms and availability of financing for retailers and consumers;
•	overall consumer confidence and the level of discretionary consumer spending;
•	population and employment trends;
•	income levels; and
•	general economic conditions, including inflation, deflation and recessions.

As a result of the foregoing factors, our sales and results of operations have fluctuated, and we expect that they will continue to fluctuate in the future.

Our business is seasonal and this leads to fluctuations in sales and revenues.

We have experienced, and expect to continue to experience, variability in revenue, net income and cash flows as a result of annual seasonality in our business. Because RVs are used primarily by vacationers and campers, demand for services, protection plans, products and resources generally declines during the winter season, while sales and profits are generally highest during the spring and summer months. In addition, unusually severe weather conditions in some geographic areas may impact demand.

On average, over the three years ended December 31, 2015, we have generated 29.5% and 28.8% of our annual revenue in the second and third fiscal quarters, respectively, which include the spring and summer months. We incur additional expenses in the second and third fiscal quarters due to higher purchase volumes, increased staffing in our retail locations and program costs. If, for any reason, we miscalculate the demand for our products or our product mix during the second and third fiscal quarters, our sales in these quarters could decline, resulting in higher labor costs as a percentage of sales, lower margins and excess inventory, which could have a material adverse effect on our business, financial condition and results of operations.

Due to our seasonality, the possible adverse impact from other risks associated with our business, including atypical weather, consumer spending levels and general business conditions, is potentially greater if any such risks occur during our peak sales seasons.

Our ability to operate and expand our business and to respond to changing business and economic conditions will depend on the availability of adequate capital.

The operation of our business, the rate of our expansion and our ability to respond to changing business and economic conditions depend on the availability of adequate capital, which in turn depends on cash flow generated by our business and, if necessary, the availability of equity or debt capital. We also require sufficient cash flow to meet our obligations under our existing debt agreements. As of September 30, 2016, we had a credit agreement that included a $816.3 million Existing Term Loan Facility and $20.0 million of commitments for revolving loans and letters of credit under the Existing Revolving Credit Facility. Subsequent to September 30, 2016, CWGS Group, LLC, the Borrower under the Existing Senior Secured

Credit Facilities, entered into a new credit agreement that included a $645.0 million term loan and $35.0 million of commitments for revolving loans. Additionally, as of September 30, 2016, we also had up to $1.165 billion in maximum borrowing availability under our Floor Plan Facility. As of September 30, 2016, we had $816.3 million of term loans outstanding under the Existing Senior Secured Credit Facilities, net of $4.7 million of unamortized original issue discount and $11.8 million of finance costs, $0.0 million of revolving borrowings outstanding under the Existing Senior Secured Credit Facilities and $532.5 million in floor plan notes payable outstanding under the Floor Plan Facility, with $16.3 million of additional borrowing capacity under our Existing Revolving Credit Facility and $632.5 million of additional borrowing capacity under our Floor Plan Facility.

Our Existing Term Loan Facility required us to make quarterly principal payments of the outstanding principal amount thereof, which totaled $31.6 million and $26.6 million for the nine months ended September 30, 2016 and 2015, respectively and $36.6 million for the year ended December 31, 2015. Additionally, we paid total cash interest on our Existing Senior Secured Credit Facilities of $34.8 million and $27.4 million for the nine months ended September 30, 2016 and 2015, respectively, and $36.8 million for the year ended December 31, 2015, and we paid total floor plan interest expense on our Floor Plan Facility of $14.9 million and $9.4 million for the nine months ended September 30, 2016 and 2015, respectively, and $12.4 million for the year ended December 31, 2015. In addition to interest paid on our Existing Senior Secured Credit Facilities and our Floor Plan Facility, we paid cash interest of $1.1 million and $7.8 million for the nine months ended September 30, 2016 and 2015, respectively, and $8.5 million for the year ended December 31, 2015. The Existing Term Loan Facility also provided for an excess cash flow payment following the end of each fiscal year, such that the Borrower was required to prepay the term loan borrowings in an aggregate amount equal to 50% of excess cash flow for such fiscal year if the total leverage ratio is greater than 2.50 to 1.00. The required percentage of excess cash flow prepayment is reduced to 25% if the total leverage ratio is 2.00 to 1.00 or greater, but less than 2.50 to 1.00, and 0% if the total leverage ratio is less than 2.00 to 1.00. As of December 31, 2015, the Borrower’s excess cash flow offer, as defined, was $16.1 million and was presented to the lenders under our Existing Term Loan Facility. The lenders accepted $12.0 million of the prepayment offer and a principal payment in that amount was made on May 9, 2016. See “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — “Description of Senior Secured Credit Facilities and Floor Plan Facility” and Note 4 to our unaudited condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q. The New Term Loan Facility also provides for an excess cash flow payment following the end of each fiscal year, such that the Borrower will be required to prepay the term loan borrowings in an aggregate amount equal to 50% of excess cash flow for such fiscal year if the total leverage ratio is greater than 2.00 to 1.00. The required percentage of excess cash flow prepayment is reduced to 25% if the total leverage ratio is 1.50 to 1.00 or greater, but less than 2.00 to 1.00, and 0% if the total leverage ratio is less than 1.50 to 1.00.

We are dependent to a significant extent on our ability to finance our new and certain of our used RV inventory under our Floor Plan Facility. Floor plan financing arrangements allow us to borrow money to buy a particular new RV from the manufacturer or a used RV on trade-in or at auction and pay off the loan when we sell that particular RV. We may need to increase the capacity of our existing Floor Plan Facility in connection with our acquisition of dealerships and overall growth. In the event that we are unable to obtain such incremental financing, our ability to complete acquisitions could be limited.

We cannot assure you that our cash flow from operations or cash available under our New Revolving Credit Facility or our Floor Plan Facility will be sufficient to meet our needs. If we are unable to generate sufficient cash flows from operations in the future, and if availability under our New Revolving Credit Facility or our Floor Plan Facility is not sufficient, we may have to obtain additional financing. If we obtain additional capital by issuing equity, the interests of our existing stockholders will be diluted. If we incur additional indebtedness, that indebtedness may contain significant financial and other covenants that may significantly restrict our operations. We cannot assure you that we could obtain refinancing or additional financing on favorable terms or at all.

Our New Senior Secured Credit Facilities and our Floor Plan Facility contain restrictive covenants that may impair our ability to access sufficient capital and operate our business.

Our New Senior Secured Credit Facilities and our Floor Plan Facility contain various provisions that limit our ability to, among other things:

•	incur additional indebtedness;
•	incur certain liens;
•	consolidate or merge;
•	alter the business conducted by us and our subsidiaries;
•	make investments, loans, advances, guarantees and acquisitions;
•	sell assets, including capital stock of our subsidiaries;
•	enter into certain sale and leaseback transactions;
•	pay dividends on capital stock or redeem, repurchase or retire capital stock or certain other indebtedness;
•	engage in transactions with affiliates; and
•	enter into agreements restricting our subsidiaries’ ability to pay dividends.

In addition, the restrictive covenants in our New Senior Secured Credit Facilities and our Floor Plan Facility require us to maintain specified financial ratios. See “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Description of Senior Secured Credit Facilities and Floor Plan Facility” and Note 4 to our unaudited condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q. Our ability to comply with those financial ratios may be affected by events beyond our control, and our failure to comply with these ratios could result in an event of default.

These covenants may affect our ability to operate and finance our business as we deem appropriate. Our inability to meet obligations as they become due or to comply with various financial covenants contained in the instruments governing our current or future indebtedness could constitute an event of default under the instruments governing our indebtedness.

If there were an event of default under the instruments governing our indebtedness, the holders of the affected indebtedness could declare all of the affected indebtedness immediately due and payable, which, in turn, could cause the acceleration of the maturity of all of our other indebtedness. We may not have sufficient funds available, or we may not have access to sufficient capital from other sources, to repay any accelerated debt. Even if we could obtain additional financing, the terms of the financing may not be favorable to us. In addition, substantially all of our assets are subject to liens securing our New Senior Secured Credit Facilities and our Floor Plan Facility. If amounts outstanding under our New Senior Secured Credit Facilities and our Floor Plan Facility were accelerated, our lenders could foreclose on these liens and we could lose substantially all of our assets. Any event of default under the instruments governing our indebtedness could have a material adverse effect on our business, financial condition and results of operations.

We primarily rely on two fulfillment and distribution centers for our retail, e-commerce and catalog businesses, and, if there is a natural disaster or other serious disruption at either facility, we may be unable to deliver merchandise effectively to our stores or customers.

Although we expect to open a third distribution and fulfillment center in Fort Worth, Texas in the fourth quarter of 2016, we currently rely on two distribution and fulfillment centers located in Franklin, Kentucky and Bakersfield, California for our retail, e-commerce and catalog businesses. We handle almost all of our e-commerce and catalog orders through these two facilities. Any natural disaster or other serious disruption at either facility due to fire, tornado, earthquake, flood or any other cause could damage our on-site inventory or impair our ability to use such distribution and fulfillment center. While we maintain business interruption insurance, as well as general property insurance, the amount of insurance coverage may not be sufficient to cover our losses in such an event. Additionally, we may be delayed in opening our new distribution and fulfillment center, which could put further strain on our existing distribution and fulfillment centers as we expand our operations. Any of these occurrences could impair our ability to adequately stock our stores or fulfill customer orders and harm our results of operations.

Natural disasters, whether or not caused by climate change, unusual weather condition, epidemic outbreaks, terrorist acts and political events could disrupt business and result in lower sales and otherwise adversely affect our financial performance.

The occurrence of one or more natural disasters, such as tornadoes, hurricanes, fires, floods, hail storms and earthquakes, unusual weather conditions, epidemic outbreaks such as Ebola, Zika virus or measles, terrorist attacks or disruptive political events in certain regions where our stores are located could adversely affect our business and result in lower sales. Severe weather, such as heavy snowfall or extreme temperatures, may discourage or restrict customers in a particular region from traveling to our stores or utilizing our products, thereby reducing our sales and profitability. Natural disasters including tornadoes, hurricanes, floods, hail storms and earthquakes may damage our stores or other operations, which may materially adversely affect our consolidated financial results. In addition to business interruption, our retailing business is subject to substantial risk of property loss due to the concentration of property at our retail locations. To the extent these events also impact one or more of our key suppliers or result in the closure of one or both of our distribution centers or our corporate headquarters, we may be unable to maintain inventory balances, maintain delivery schedules or provide other support functions to our stores. Any of these events could have a material adverse effect on our business, financial condition and results of operations.

We depend on our relationships with third party providers of services, protection plans, products and resources and a disruption of these relationships or of these providers’ operations could have an adverse effect on our business and results of operations.

Our business depends in part on developing and maintaining productive relationships with third party providers of services, protection plans, products and resources that we market to our customers. During the year ended December 31, 2015 we sourced our products from approximately 1,300 domestic and international vendors. Additionally, we rely on certain third party providers to support our services, protection plans, products and resources, including insurance carriers for our property and casualty insurance and extended service contracts, banks and captive financing companies for vehicle financing and refinancing, Comenity Capital Bank as the issuer of our co-branded credit card and a tow provider network for our roadside assistance programs. We cannot accurately predict when, or the extent to which, we will experience any disruption in the supply of products from our vendors or services from our third party providers. Any such disruption could negatively impact our ability to market and sell our services, protection plans, products and resources, which could have a material adverse effect on our business, financial condition and results of operations. In addition, Comenity Capital Bank could decline to renew our services agreement or become insolvent and unable to perform our contract, and we may be unable to timely find a replacement bank to provide these services.

We depend on merchandise purchased from our vendors to obtain products for our retail locations. We have no contractual arrangements providing for continued supply from our key vendors, and our vendors may discontinue selling to us at any time. Changes in commercial practices of our key vendors or manufacturers, such as changes in vendor support and incentives or changes in credit or payment terms, could also negatively impact our results. If we lose one or more key vendors or are unable to promptly replace a vendor that is unwilling or unable to satisfy our requirements with a vendor providing equally appealing products at comparable prices, we may not be able to offer products that are important to our merchandise assortment.

We also are subject to risks, such as the price and availability of raw materials and fabrics, labor disputes, union organizing activity, strikes, inclement weather, natural disasters, war and terrorism and adverse general economic and political conditions that might limit our vendors’ ability to provide us with quality merchandise on a timely and cost-efficient basis. We may not be able to develop relationships with new vendors, and products from alternative sources, if any, may be of a lesser quality and more expensive than those we currently purchase. Any delay or failure in offering quality products and services to our customers could have a material adverse effect on our business, financial condition and results of operations.

We offer emergency roadside assistance to our customers at a fixed price per year and we pay our tow provider network based on usage. If the amount of emergency roadside claims substantially exceeds our estimates or if our tow provider is unable to adequately respond to calls, it could have a material adverse effect on our business, financial condition or results of operations.

With respect to the insurance programs that we offer, we are dependent on the insurance carriers that underwrite the insurance to obtain appropriate regulatory approvals and maintain compliance with insurance regulations. If such carriers do not obtain appropriate state regulatory approvals or comply with such changing regulations, we may be required to use an alternative carrier or change our insurance products or cease marketing certain insurance related products in certain states, which could have a material adverse effect on our business, financial condition and results of operations. If we are required to use an alternative insurance carrier or change our insurance related products, it may materially increase the time required to bring an insurance related product to market. Any disruption in our service offerings could harm our reputation and result in customer dissatisfaction.

Additionally, we provide financing to qualified customers through a number of third party financing providers. If one or more of these third party providers ceases to provide financing to our customers, provides financing to fewer customers or no longer provides financing on competitive terms, or if we were unable to replace the current third party providers upon the occurrence of one or more of the foregoing events, it could have a material adverse effect on our business, financial condition and results of operations.

We also offer a co-branded credit card issued by Comenity Capital Bank, a third party bank that manages and directly extends credit to our customers. The cardholders can earn promotional points on a variety of qualifying purchases, such as purchases at Camping World, on Good Sam purchases and at private campgrounds across the United States and Canada. We earn incentive payments from our card network partner based on the use of the credit card. A decrease in the popularity and use of our co-branded credit card could reduce our ability to earn incentive payment income as part of the program and could have a material adverse effect on our business, financial condition and results of operations.

A portion of our net income is from financing, insurance and extended service contracts, which depend on third party lenders and insurance companies. We cannot assure you third party lending institutions will continue to provide financing for RV purchases.

A portion of our net income comes from the fees we receive from lending institutions and insurance companies for arranging financing and insurance coverage for our customers. The lending institution pays us a fee for each loan that we arrange. If these lenders were to lend to our customers directly rather than through us, we would not receive a fee. In addition, if customers prepay financing we arranged within a specified period (generally within six months of making the loan), we are required to rebate (or “chargeback”) all or a portion of the commissions paid to us by the lending institution. Our revenues from financing fees and vehicle service contract fees are recorded net of a reserve for estimated future chargebacks based on historical operating results. Lending institutions may change the criteria or terms they use to make loan decisions, which could reduce the number of customers for whom we can arrange financing, or may elect to not continue to provide these products with respect to RVs. Our customers may also use the internet or other electronic methods to find financing alternatives. If any of these events occur, we could lose a significant portion of our income and profit.

Furthermore, new and used vehicles may be sold and financed through retail installment sales contracts entered into between us and third-party purchasers. Prior to entering into a retail installment sales contract with a third-party purchaser, we typically have a commitment from a third-party lender for the assignment of such retail installment sales contract, subject to final review, approval and verification of the retail installment sales contract, related documentation and the information contained therein. Retail installment sales contracts are typically assigned by us to third-party lenders simultaneously with the execution of the retail installment sales contracts. Contracts in transit represent amounts due from third-party lenders from whom pre-arranged assignment agreements have been determined, and to whom the retail installment sales contract have been assigned. We recognize revenue when the applicable new or used vehicle is delivered and we have assigned the retail installment sales contract to a third-party lender and collectability is reasonably assured. Funding from the third-party lender is provided upon receipt, final review, approval and verification of the retail installment sales contract, related documentation and the information contained therein. Retail installment sales contracts are typically funded within ten days of the initial approval of the retail installment sales contract by the third-party lender. Contracts in transit are included in current assets in our unaudited condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q and totaled $50.3 million and $21.9 million as of September 30, 2016 and December 31, 2015, respectively. Any defaults on these retail installment sales contracts could have a material adverse effect on our business, financial condition and results of operations.

If we are unable to retain senior executives and attract and retain other qualified employees, our business might be adversely affected.

Our success depends in part on our ability to attract, hire, train and retain qualified managerial, sales and marketing personnel. Competition for these types of personnel is high. We may be unsuccessful in attracting and retaining the personnel we require to conduct our operations successfully and, in such an event, our business could be materially and adversely affected. Our success also depends to a significant extent on the continued service and performance of our senior management team, including our Chairman and Chief Executive Officer Marcus Lemonis. The loss of any member of our senior management team could impair our ability to execute our business plan and could therefore have a material adverse effect on our business, results of operations and financial condition. Additionally, certain members of our management team, including Mr. Lemonis, currently pursue and may continue to pursue other business ventures, which could divert their attention from executing on our business plan and objectives. We do not currently maintain key-man life insurance policies on any member of our senior management team or other key employees. We have entered into employment agreements with Marcus A. Lemonis, our Chief Executive Officer, Thomas F. Wolfe, our Chief Financial Officer and Secretary, Brent L. Moody, our Chief Operating and Legal Officer, Roger L. Nuttall, our President of Camping World, and Mark J. Boggess, our President of Good Sam Enterprises.

Our business depends on our ability to meet our labor needs.

Our success depends in part upon our ability to attract, motivate and retain a sufficient number of qualified employees, including market managers, general managers, sales managers, department managers and sales associates. Qualified individuals of the requisite caliber and number needed to fill these positions may be in short supply in some areas, and the turnover rate in the retail industry is high. If we are unable to hire and retain sales associates capable of consistently providing a high level of customer service, as demonstrated by their enthusiasm for our culture and knowledge of our merchandise, our business could be materially adversely affected. Although none of our employees are currently covered by collective bargaining agreements, our employees may elect to be represented by labor unions in the future, which could increase our labor costs. Additionally, competition for qualified employees could require us to pay higher wages to attract a sufficient number of employees. An inability to recruit and retain a sufficient number of qualified individuals in the future may delay the planned openings of new stores. Any such delays, any material increases in employee turnover rates at existing stores or any increases in labor costs could have a material adverse effect on our business, financial condition or results of operations.

We primarily lease our retail locations. If we are unable to maintain those leases or locate alternative sites for our stores in our target markets and on terms that are acceptable to us, our revenues and profitability could be adversely affected.

We lease substantially all of the real properties where we have operations, including, as of September 30, 2016, all 120 of our Camping World retail locations in 36 states and our two distribution centers. Our leases generally provide for fixed monthly rentals with escalation clauses and range from one to five years. There can be no assurance that we will be able to maintain our existing retail locations as leases expire, extend the leases or be able to locate alternative sites in our target markets and on favorable terms. Any failure to maintain our existing retail locations, extend the leases or locate alternative sites on favorable or acceptable terms could have a material adverse effect on our business, financial condition and results of operations.

Our business is subject to numerous federal, state and local regulations.

Our operations are subject to varying degrees of federal, state and local regulation, including our RV sales, RV financing, outbound telemarketing, direct mail, roadside assistance programs and insurance activities. New regulatory efforts may be proposed from time to time that have a material adverse effect on our ability to operate our businesses or our results of operations. For example, in the past a principal source of leads for our direct response marketing efforts was new vehicle registrations provided by motor vehicle departments in various states. Currently, all states restrict access to motor vehicle registration information.

We are also subject to federal and numerous state consumer protection and unfair trade practice laws and regulations relating to the sale, transportation and marketing of motor vehicles, including so-called “lemon laws.” Federal, state and local laws and regulations also impose upon vehicle operators various restrictions on the weight, length and width of motor vehicles that may be operated in certain jurisdictions or on certain roadways. Certain jurisdictions also prohibit the sale of vehicles exceeding length restrictions. Federal and state authorities also have various environmental control standards relating to air, water, noise pollution and hazardous waste generation and disposal which affect our business and operations.

Further, certain federal and state laws and regulations affect our activities. Areas of our business affected by such laws and regulations include, but are not limited to, labor, advertising, consumer protection, real estate, promotions, quality of services, intellectual property, tax, import and export, anti-corruption, anti-competition, environmental, health and safety. Compliance with these laws and others may be onerous and costly, at times, and may be inconsistent from jurisdiction to jurisdiction which further complicates compliance efforts.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was signed into law on July 21, 2010, established the Consumer Financial Protection Bureau (the “CFPB”), an independent federal agency funded by the United States Federal Reserve with broad regulatory powers and limited oversight from the United States Congress. Although automotive dealers are generally excluded, the Dodd-Frank Act could lead to additional, indirect regulation of automotive dealers, in particular, their sale and marketing of finance and insurance products, through its regulation of automotive finance companies and other financial institutions. In March 2013, the CFPB issued supervisory guidance highlighting its concern that the practice of automotive dealers being compensated for arranging customer financing through discretionary markup of wholesale rates offered by financial institutions (“dealer markup”) results in a significant risk of pricing disparity in violation of The Equal Credit Opportunity Act (the “ECOA”). The CFPB recommended that financial institutions under its jurisdiction take steps to address compliance with the ECOA, which may include imposing controls on dealer markup, monitoring and addressing the effects of dealer markup policies, and eliminating dealer discretion to markup buy rates and fairly compensating dealers using a different mechanism that does not result in disparate impact to certain groups of consumers.

In addition, the Patient Protection and Affordable Care Act (the “Affordable Care Act”), which was signed into law on March 23, 2010, may increase our annual employee health care costs that we fund and has increased our cost of compliance and compliance risk related to offering health care benefits.

Furthermore, our property and casualty insurance programs that we offer through third party insurance carriers are subject to various state laws and regulations governing the business of insurance, including, without limitation, laws and regulations governing the administration, underwriting, marketing, solicitation or sale of insurance programs. Our third party insurance carriers are required to apply for, renew, and maintain licenses issued by state, federal or foreign regulatory authorities. Such regulatory authorities have relatively broad discretion to grant, renew and revoke such licenses. Accordingly, any failure by such parties to comply with the then current licensing requirements, which may include any determination of financial instability by such regulatory authorities, could result in such regulators denying their initial or renewal applications for such licenses, modifying the terms of licenses or revoking licenses that they currently possess, which could severely inhibit our ability to market these products. Additionally, certain state laws and regulations govern the form and content of certain disclosures that must be made in connection with the sale, advertising or offer of any insurance program to a consumer. We review all marketing materials we disseminate to the public for compliance with applicable insurance regulations. We are required to maintain certain licenses and approvals in order to market insurance programs.

We have instituted various and comprehensive policies and procedures to address compliance. However, there can be no assurance that employees, contractors, vendors or our agents will not violate such laws and regulations or our policies and procedures.

Regulations applicable to the sale of extended service contracts could materially impact our business and results of operations.

We offer extended service contracts that may be purchased as a supplement to the original purchaser’s warranty. These products are subject to complex federal and state laws and regulations. There can be no assurance that regulatory authorities in the jurisdictions in which these products are offered will not seek to regulate or restrict these products. Failure to comply with applicable laws and regulations could result in fines or other penalties including orders by state regulators to discontinue sales of the warranty products in one or more jurisdictions. Such a result could materially and adversely affect our business, results of operations and financial condition.

We currently transfer the majority of the administration and liability obligations associated with these extended service contracts to a third party upon purchase by the customer. State laws and regulations, however, may limit or condition our ability to transfer these administration and liability obligations to third parties, which could in turn impact the way revenue is recognized from these products. Failure to comply with these laws could result in fines or other penalties, including orders by state regulators to discontinue sales of these product offerings as currently structured. Such a result could materially and adversely affect our business, financial condition and results of operations.

If state dealer laws are repealed or weakened, our dealerships will be more susceptible to termination, non-renewal or renegotiation of dealer agreements.

State dealer laws generally provide that a manufacturer may not terminate or refuse to renew a dealer agreement unless it has first provided the dealer with written notice setting forth good cause and stating the grounds for termination or non-renewal. Some state dealer laws allow dealers to file protests or petitions or attempt to comply with the manufacturer’s criteria within the notice period to avoid the termination or non-renewal. Though unsuccessful to date, manufacturers’ lobbying efforts may lead to the repeal or revision of state dealer laws. If dealer laws are repealed in the states in which we operate, manufacturers may be able to terminate our dealer agreements without providing advance notice, an opportunity to cure or a showing of good cause. Without the protection of state dealer laws, it may also be more difficult for our dealerships to renew their dealer agreements upon expiration.

The ability of a manufacturer to grant additional dealer agreements is based on several factors which are not within our control. If manufacturers grant new dealer agreements in areas near or within our existing markets, this could have a material adverse effect on our business, financial condition and results of operations.

Our failure to comply with certain environmental regulations could adversely affect our business, financial condition and results of operations.

Our operations involve the use, handling, storage and contracting for recycling and/or disposal of materials such as motor oil and filters, transmission fluids, antifreeze, refrigerants, paints, thinners, batteries, cleaning products, lubricants, degreasing agents, tires and propane. Consequently, our business is subject to a complex variety of federal, state and local requirements that regulate the environment and public health and safety and we may incur significant costs to comply with such requirements. Our failure to comply with these regulations could cause us to become subject to fines and penalties or otherwise have an adverse impact on our business. In addition, we have indemnified certain of our landlords for any hazardous waste which may be found on or about property we lease. If any such hazardous waste were to be found on property that we occupy, a significant claim giving rise to our indemnity obligation could have a negative effect on our business, financial condition and results of operations.

Climate change legislation or regulations restricting emission of “greenhouse gases” could result in increased operating costs and reduced demand for the RVs we sell.

The United States Environmental Protection Agency has adopted rules under existing provisions of the federal Clean Air Act that require a reduction in emissions of greenhouse gases from motor vehicles. The adoption of any laws or regulations requiring significant increases in fuel economy requirements or new federal or state restrictions on vehicles and automotive fuels in the United States could adversely affect demand for those vehicles and could have a material adverse effect on our business, financial condition and results of operations.

A failure in our e-commerce operations, security breaches and cybersecurity risks could disrupt our business and lead to reduced sales and growth prospects and reputational damage.

Our e-commerce business is an important element of our brands and relationship with our customers, and we expect it to continue to grow. In addition to changing consumer preferences and shifting traffic patterns and buying trends in e-commerce, we are vulnerable to additional risks and uncertainties associated with e-commerce sales, including rapid changes in technology, website downtime and other technical failures, security breaches, cyber-attacks, consumer privacy concerns, changes in state tax regimes and government regulation of internet activities. Our failure to successfully respond to these risks and uncertainties could reduce our e-commerce sales, increase our costs, diminish our growth prospects and damage our brands, which could negatively impact our results of operations and stock price.

In addition, there is no guarantee that we will be able to expand our e-commerce business. Our competitors may have e-commerce businesses that are substantially larger and more developed than ours, which places us at a competitive disadvantage. Although we continually update our websites, we may not be successful in implementing improved website features and there is no guarantee that such improvements will expand our e-commerce business. If we are unable to expand our e-commerce business, our growth plans will suffer and the price of our common stock could decline.

We may be unable to enforce our intellectual property rights and we may be accused of infringing the intellectual property rights of third parties which could have a material adverse effect on our business, financial condition and results of operations.

We own a variety of registered trademarks and service marks for the names of our clubs, magazines and other publications. We also own the copyrights to certain articles in our publications. We believe that our trademark and copyrights have significant value and are important to our marketing efforts. If we are unable to continue to protect the trademarks and service marks for our proprietary brands, if such marks become generic or if third parties adopt marks similar to our marks, our ability to differentiate our products and services may be diminished. In the event that our trademarks or service marks are successfully challenged by third parties, we could lose brand recognition and be forced to devote additional resources to advertising and marketing new brands for our products.

From time to time, we may be compelled to protect our intellectual property, which may involve litigation. Such litigation may be time-consuming, expensive and distract our management from running the day-to-day operations of our business, and could result in the impairment or loss of the involved intellectual property. There is no guarantee that the steps we take to protect our intellectual property, including litigation when necessary, will be successful. The loss or reduction of any of our significant intellectual property rights could diminish our ability to distinguish our products from competitors’ products and retain our market share for our proprietary products. Our inability to effectively protect our proprietary intellectual property rights could have a material adverse effect on our business, results of operations and financial condition.

Other parties also may claim that we infringe their proprietary rights. Such claims, whether or not meritorious, may result in the expenditure of significant financial and managerial resources, injunctions against us or the payment of damages. These claims could have a material adverse effect on our business, financial condition and results of operations.

If we are unable to maintain or upgrade our information technology systems or if we are unable to convert to alternate systems in an efficient and timely manner, our operations may be disrupted or become less efficient.

We depend on a variety of information technology systems for the efficient functioning of our business. We rely on certain hardware, telecommunications and software vendors to maintain and periodically upgrade many of these systems so that we can continue to support our business. Various components of our information technology systems, including hardware, networks, and software, are licensed to us by third party vendors. We rely extensively on our information technology systems to process transactions, summarize results and manage our business. Additionally, because we accept debit and credit cards for payment, we are subject to the Payment Card Industry Data Security Standard (the “PCI Standard”), issued by the Payment Card Industry Security Standards Council. The PCI Standard contains compliance guidelines with regard to our security surrounding the physical and electronic storage, processing and transmission of cardholder data. We are currently in compliance with the PCI Standard, however, complying with the PCI Standard and implementing related procedures, technology and information security measures requires significant resources and ongoing attention. Costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology such as those necessary to maintain compliance with the PCI Standard or with maintenance or adequate support of existing systems could also disrupt or reduce the efficiency of our operations. Any material interruptions or failures in our payment-related systems could have a material adverse effect on our business, financial condition and results of operations.

Any disruptions to our information technology systems or breaches of our network security could interrupt our operations, compromise our reputation, expose us to litigation, government enforcement actions and costly response measures and could have a material adverse effect on our business, financial condition and results of operations.

We rely on the integrity, security and successful functioning of our information technology systems and network infrastructure across our operations. We use information technology systems to support our consumer services and plans, manage procurement and our supply chain, track inventory information at our retail locations, communicate customer information and aggregate daily sales, margin and promotional information. We also use information systems to report and audit our operational results.

In connection with sales, we transmit encrypted confidential credit and debit card information. Although we are currently in compliance with the PCI Standard, there can be no assurance that in the future we will be able to continue to operate our facilities and our customer service and sales operations in accordance with PCI or other industry recommended or contractually required practices. Even if we continue to be compliant with such standards, we still may not be able to prevent security breaches.

We also have access to, collect or maintain private or confidential information regarding our customers, associates and suppliers, as well as our business. For example, we maintain a customer database that had over 12 million unique contacts, as of September 30, 2016. This customer database includes information about our approximately 1.8 million club members and our 3.3 million Active Customers, as of September 30, 2016. The protection of our customer, club member, associate, supplier and company data is critical to us. The regulatory environment surrounding information security and privacy is increasingly demanding, with the frequent imposition of new and constantly changing requirements across our business. In addition, customers have a high expectation that we will adequately protect their personal information from cyber-attack or other security breaches. We have procedures in place to safeguard such data and information. However, a significant breach of club member, customer, employee, supplier, or company data could attract a substantial amount of negative media attention, damage our club member, customer and supplier relationships and our reputation, and result in lost sales, fines and/or lawsuits.

An increasingly significant portion of our sales depends on the continuing operation of our information technology and communications systems, including but not limited to our point-of-sale system and our credit card processing systems. Our information technology, communication systems and electronic data may be vulnerable to damage or interruption from earthquakes, acts of war or terrorist attacks, floods, fires, tornadoes, hurricanes, power loss and outages, computer and telecommunications failures, computer viruses, loss of data, unauthorized data breaches, usage errors by our associates or our contractors or other attempts to harm our systems, including cyber-security attacks, hacking by third parties, computer viruses or other breaches of cardholder data. Some of our systems are not fully redundant, and our disaster recovery planning cannot account for all eventualities. The occurrence of a natural disaster, intentional sabotage or other unanticipated problems could result in lengthy interruptions in our service. Any errors or vulnerabilities in our systems, or damage to or failure of our systems, could result in interruptions in our services and non-compliance with certain regulations or expose us to risk of litigation and liability, which could have a material adverse effect on our business, financial condition and results of operations. Further, we have centralized the majority of our computer systems in our facilities in Englewood, Colorado and Bowling Green, Kentucky. It is possible that an event or disaster at our facilities in Englewood, Colorado and Bowling Green, Kentucky could materially and adversely affect the performance of our company and the ability of each of our stores to operate efficiently.

Increases in the minimum wage could adversely affect our financial results.

From time to time, legislative proposals are made to increase the federal minimum wage in the United States, as well as the minimum wage in a number of individual states. As federal or state minimum wage rates increase, we may be required to increase not only the wage rates of our minimum wage employees, but also the wages paid to our other hourly employees as well. Any increase in the cost of our labor could have an adverse effect on our operating costs, financial condition and results of operations.

Increases in paper costs, postage costs and shipping costs may have an adverse impact on our future financial results.

The price of paper is a significant expense relating to our publications and direct mail solicitations. Postage for publication distribution and direct mail solicitations is also a significant expense. In addition, shipping costs are a significant expense for our business. Paper, postage and shipping costs have increased in the past and may be expected to increase in the future. Such increases could have an adverse effect on our business if we are unable to pass them on to our customers.

We may be subject to product liability claims if people or property are harmed by the products we sell.

Some of the products we sell may expose us to product liability claims relating to personal injury, death, or environmental or property damage, and may require product recalls or other actions. Although we maintain liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all. In addition, some of our agreements with our vendors and sellers do not indemnify us from product liability. In addition, even if a product liability claim is not successful or is not fully pursued, the negative publicity surrounding a product recall or any assertion that our products caused property damage or personal injury could damage our brand identity and our reputation with existing and potential consumers and have a material adverse effect on our business, financial condition and results of operations.

We have a self-insured retention (“SIR”) for products liability and personal injury matters ranging from $25,000 to $500,000 depending on the product type and when the occurrence took place. Generally, any occurrence (as defined by our insurance policies) after June 1, 2007 is subject to the $500,000 SIR. Amounts above the SIR, up to a certain dollar amount, are covered by our excess insurance policy. Currently, we maintain excess liability insurance aggregating $150.0 million with outside insurance carriers to minimize our risks related to catastrophic claims in excess of our self-insured positions for products liability and personal injury matters. Any material change in the aforementioned factors could have an adverse impact on our results of operations. Any increase in the frequency and size of these claims, as compared to our experience in prior years, may cause the premium that we are required to pay for insurance to increase significantly and may negatively impact future SIR levels. It may also increase the amounts we pay in punitive damages, not all of which are covered by our insurance.

We may be named in litigation, which may result in substantial costs and reputational harm and divert management’s attention and resources.

We face legal risks in our business, including claims from disputes with our employees and our former employees and claims associated with general commercial disputes, product liability and other matters. Risks associated with legal liability often are difficult to assess or quantify and their existence and magnitude can remain unknown for significant periods of time. While we maintain director and officer insurance, as well as general and product liability insurance, the amount of insurance coverage may not be sufficient to cover a claim and the continued availability of this insurance cannot be assured. We have been named in the past and may be named in the future as defendants of class action lawsuits. For example, we were named as a defendant in a class action lawsuit by Camp Coast to Coast club members, which alleged certain violations of California’s Unfair Competition Law at Business and Professions Code and other laws, relating to our sale of trip points and certain advertising and marketing materials. In addition, we were also named as a defendant in a putative class action lawsuit filed by former employees in the State of California, which alleged various wage and hour claims under the California Labor Code. We have since settled both actions. Regardless of their subject matter or merits, class action lawsuits may result in significant cost to us, which may not be covered by insurance, may divert the attention of management or may otherwise have an adverse effect on our business, financial condition and results of operations. Negative publicity from litigation, whether or not resulting in a substantial cost, could materially damage our reputation. We may in the future be the target of litigation and this litigation may result in substantial costs and reputational harm and divert management’s attention and resources. Costs, harm to our reputation and diversion could have a material adverse effect on our business, financial condition and results of operations.

Our private brand offerings expose us to various risks.

We expect to continue to grow our exclusive private brand offerings through a combination of brands that we own and brands that we license from third parties. We have invested in our development and procurement resources and marketing efforts relating to these private brand offerings. Although we believe that our private brand products offer value to our customers at each price point and provide us with higher gross margins than comparable third party branded products we sell, the expansion of our private brand offerings also subjects us to certain specific risks in addition to those discussed elsewhere in this section, such as:

•	potential mandatory or voluntary product recalls;
•	our ability to successfully protect our proprietary rights (including defending against counterfeit, knock offs, grey-market, infringing or otherwise unauthorized goods);
•	our ability to successfully navigate and avoid claims related to the proprietary rights of third parties;
•

our ability to successfully administer and comply with obligations under license agreements that we have with the licensors of brands, including, in some instances, certain minimum sales requirements that, if not met, could cause us to lose the licensing rights or pay damages; and

•	other risks generally encountered by entities that source, sell and market exclusive branded offerings for retail.

An increase in sales of our private brands may also adversely affect sales of our vendors’ products, which may, in turn, adversely affect our relationship with our vendors. Our failure to adequately address some or all of these risks could have a material adverse effect on our business, results of operations and financial condition.

Political and economic uncertainty and unrest in foreign countries where some of our merchandise vendors are located and trade restrictions upon imports from these foreign countries could adversely affect our ability to source merchandise and our results of operations.

For the nine months ended September 30, 2016 and the year ended December 31, 2015, approximately 10% and 10%, respectively, of our merchandise was imported directly from vendors located in foreign countries, with a substantial portion of the imported merchandise being obtained directly from vendors in China. In addition, we believe that a significant portion of our domestic vendors obtain their products from foreign countries that may also be subject to political and economic uncertainty. We are subject to risks and uncertainties associated with changing economic, political and other conditions in foreign countries where our vendors are located, such as:

•	increased import duties, tariffs, trade restrictions and quotas;
•	work stoppages;
•	economic uncertainties;
•	adverse foreign government regulations;
•	wars, fears of war and terrorist attacks and organizing activities;
•	adverse fluctuations of foreign currencies;
•	natural disasters; and
•	political unrest.

We cannot predict when, or the extent to which, the countries in which our products are manufactured will experience any of the above events. Any event causing a disruption or delay of imports from foreign locations would likely increase the cost or reduce the supply of merchandise available to us and would adversely affect our results of operations.

In addition, trade restrictions, including increased tariffs or quotas, embargoes, safeguards and customs restrictions against clothing items, as well as U.S. or foreign labor strikes, work stoppages or boycotts could increase the cost or reduce the supply of merchandise available to us or may require us to modify our current business practices, any of which could have a material adverse effect on our business, financial condition and results of operations.

Our risk management policies and procedures may not be fully effective in achieving their purposes.

Our policies, procedures, controls and oversight to monitor and manage our enterprise risks may not be fully effective in achieving their purpose and may leave exposure to identified or unidentified risks. Past or future misconduct by our employees or vendors could result in violations of law by us, regulatory sanctions and/or serious reputational harm or financial harm. We monitor our policies, procedures and controls; however, there can be no assurance that our policies, procedures and controls will be sufficient to prevent all forms of misconduct. We review our compensation policies and practices as part of our overall enterprise risk management program, but it is possible that our compensation policies could incentivize inappropriate risk taking or misconduct. If such inappropriate risks or misconduct occurs, it is possible that it could have a material adverse effect on our business, financial condition and results of operations.

We could incur asset impairment charges for goodwill, intangible assets or other long-lived assets.

We have a significant amount of goodwill, intangible assets and other long-lived assets. At least annually, we review goodwill for impairment. Long-lived assets, identifiable intangible assets and goodwill are also reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable from future cash flows. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. If the carrying value of a long-lived asset is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value. Our determination of future cash flows, future recoverability and fair value of our long-lived assets includes significant estimates and assumptions. Changes in those estimates or assumptions or lower than anticipated future financial performance may result in the identification of an impaired asset and a non-cash impairment charge, which could be material. Any such charge could adversely affect our business, financial condition and results of operations.

Risks Relating to Our Organizational Structure

Marcus Lemonis, through his beneficial ownership of our shares directly or indirectly held by ML Acquisition and ML RV Group, has substantial control over us, including over decisions that require the approval of stockholders, and his interests, along with the interests of our other Continuing Equity Owners, in our business may conflict with yours.

Each share of our Class B common stock entitles its holders to one vote per share on all matters presented to our stockholders generally provided that, for as long as ML Acquisition Company, LLC, a Delaware limited liability company, indirectly owned by each of Stephen Adams and our Chairman and Chief Executive Officer, Marcus Lemonis (“ML Acquisition”) and its permitted transferees of common units (the “ML Related Parties”), directly or indirectly, beneficially own in the aggregate 27.5% or more of all of the outstanding common units of CWGS, LLC, the shares of our Class B common stock held by the ML Related Parties entitle the ML Related Parties, and, through his beneficial ownership of our shares directly or indirectly held by ML Acquisition, Marcus Lemonis, to the number of votes necessary such that the ML Related Parties, in the aggregate, cast 47% of the total votes eligible to be cast by all of our stockholders on all matters presented to a vote of our stockholders generally. Additionally, our one share of Class C common stock entitles ML RV Group, LLC, a Delaware limited liability company, wholly-owned by our Chairman and Chief Executive Officer, Marcus Lemonis (“ML RV Group”) and, through his beneficial ownership of our shares directly or indirectly held by ML RV Group, Marcus Lemonis, to the number of votes necessary such that he casts 5% of the total votes eligible to be cast by all of our stockholders on all matters presented to a vote of our stockholders generally for as long as there is no Class C Change of Control (as defined in our amended and restated certificate of incorporation). Accordingly, subject to the voting agreement that we entered into with ML Acquisition, ML RV Group, CVRV Acquisition LLC and CVRV Acquisition II LLC in connection with our IPO (the “Voting Agreement”) as described below, Marcus Lemonis, through his beneficial ownership of our shares directly or indirectly held by ML Acquisition and ML RV Group, may approve or disapprove substantially all transactions and other matters requiring approval by our stockholders, such as a merger, consolidation, dissolution or sale of all or substantially all of our assets, the issuance or redemption of certain additional equity interests, and the election of directors. These voting and class approval rights may also enable Marcus Lemonis to approve transactions that may not be in the best interests of holders of our Class A common stock or, conversely, prevent the consummation of transactions that may be in the best interests of holders of our Class A common stock.

Additionally, the Continuing Equity Owners may receive payments from us under the Tax Receivable Agreement and upon any redemption or exchange of their common units in CWGS, LLC, including the issuance of shares of our Class A common stock upon any such redemption or exchange. As a result, the interests of the Continuing Equity Owners may conflict with the interests of holders of our Class A common stock. For example, the Continuing Equity Owners may have different tax positions from us which could influence their decisions regarding whether and when to dispose of assets, whether and when to incur new or refinance existing indebtedness, especially in light of the existence of the Tax Receivable Agreement, and whether and when we should terminate the Tax Receivable Agreement and accelerate our obligations thereunder. In addition, the structuring of future transactions may take into consideration tax or other considerations of the Continuing Equity Owners even in situations where no similar considerations are relevant to us.

In addition, pursuant to the Voting Agreement, Crestview Advisors, L.L.C., a registered investment adviser to private equity funds, including funds affiliated with Crestview Partners II GP, L.P. (“Crestview”) has the right to designate certain of our directors (the “Crestview Directors”), which will be four Crestview Directors (unless Marcus Lemonis is no longer our Chief Executive Officer, in which case, Crestview will have the right to designate three Crestview Directors) for as long as Crestview Partners II GP, L.P. directly or indirectly, beneficially owns, in the aggregate, 32.5% or more of our Class A common stock, three Crestview Directors for so long as Crestview Partners II GP, L.P., directly or indirectly, beneficially owns, in the aggregate, less than 32.5% but 25% or more of our Class A common stock, two Crestview Directors for as long as Crestview Partners II GP, L.P., directly or indirectly, beneficially owns, in the aggregate, less than 25% but 15% or more of our Class A common stock and one Crestview Director for as long as Crestview Partners II GP, L.P., directly or indirectly, beneficially owns, in the aggregate, less than 15% but 7.5% or more of our Class A common stock (assuming in each such case that all outstanding common units in CWGS, LLC are redeemed for newly issued shares of our Class A common stock on a one for one basis). Each of ML Acquisition and ML RV Group will agree to vote, or cause to vote, all of their outstanding shares of our Class A common stock, Class B common stock and Class C common stock at any annual or special meeting of stockholders in which directors are elected, so as to cause the election of the Crestview Directors. In addition, the ML Related Parties also have the right to designate certain of our directors (the “ML Acquisition Directors”), which will be four ML Acquisition Directors for as long as the ML Related Parties, directly or indirectly, beneficially own in the aggregate 27.5% or more of our Class A common stock, three ML Acquisition Directors for as long as the ML Related Parties, directly or indirectly, beneficially own, in the aggregate, less than 27.5% but 25% or more of our Class A common stock, two ML Acquisition Directors for as long as the ML Related Parties, directly or indirectly, beneficially own, in the aggregate, less than 25% but 15% or more of our Class A common stock and one ML Acquisition Director for as long as the ML Related Parties, directly or indirectly, beneficially own, in the aggregate, less than 15% but 7.5% or more of our Class A common stock (assuming in each such case that all outstanding common units in CWGS, LLC are redeemed for newly issued shares of our Class A common stock on a one for one basis). Moreover, ML RV Group has the right to designate one director for as long as it holds our one share of Class C common stock (the “ML RV Director”). Funds controlled by Crestview Partners II GP, L.P. have agreed to vote, or cause to vote, all of their outstanding shares of our Class A common stock and Class B common stock at any annual or special meeting of stockholders in which directors are elected, so as to cause the election of the ML Acquisition Directors and the ML RV Director. Additionally, pursuant to the Voting Agreement, we shall take commercially reasonable action to cause (i) the board of directors to be comprised at least of nine directors; (ii) the individuals designated in accordance with the terms of the Voting Agreement to be included in the slate of nominees to be elected to the board of directors at the next annual or special meeting of stockholders of the Company at which directors are to be elected and at each annual meeting of stockholders of the Company thereafter at which a director’s term expires; (iii) the individuals designated in accordance with the terms of the Voting Agreement to fill the applicable vacancies on the board of directors; and (iv) a ML Director or the ML RV Director to be the chairperson of the board of directors (as defined in the bylaws). The Voting Agreement allows for the board of directors to reject the nomination, appointment or election of a particular director if such nomination, appointment or election would constitute a breach of the board of directors’ fiduciary duties to the Company’s stockholders or does not otherwise comply with any requirements of our amended and restated certificate of incorporation or our amended and restated bylaws or the charter for, or related guidelines of, the board of directors’ nominating and corporate governance committee.

The Voting Agreement further provides that, for so long as Crestview Partners II GP, L.P., directly or indirectly, beneficially owns, in the aggregate, 22.5% or more of our Class A common stock, or the ML Related Parties, directly or indirectly, beneficially own, in the aggregate, 22.5% or more of our Class A common stock (assuming in each such case that all outstanding common units in CWGS, LLC are redeemed for newly issued shares of our Class A common stock on a one-for-one basis), the approval of Crestview Partners II GP, L.P. and the ML Related Parties, as applicable, will be required for certain corporate actions. These actions include: (1) a change of control; (2) acquisitions or dispositions of assets above $100 million; (3) the issuance of securities of Camping World Holdings, Inc. or any of its subsidiaries (other than under equity incentive plans that have received the prior approval of our board of directors); (4) material amendments to our certificate of incorporation or bylaws; and (5) any change in the size of the board of directors. The Voting Agreement also provides that, for so long as either Crestview Partners II GP, L.P., directly or indirectly, beneficially owns, in the aggregate, 28% or more of our Class A common stock, or the ML Related Parties, directly or indirectly, beneficially own, in the aggregate, 28% or more of our Class A common stock (assuming in each such case that all outstanding common units of CWGS, LLC are redeemed for newly issued shares of our Class A common stock, on a one-for-one basis), the approval of Crestview Partners II GP, L.P. and the ML Related Parties, as applicable, will be required for the hiring and termination of our Chief Executive Officer; provided, however, that the approval of Crestview Partners II GP, L.P., and the ML Related Parties, as applicable, shall only be required at such time as Marcus Lemonis no longer serves as our Chief Executive Officer. These rights may prevent the consummation of transactions that may be in the best interests of holders of our Class A common stock.

Our amended and restated certificate of incorporation provides that the doctrine of “corporate opportunity” will not apply with respect to any director or stockholder who is not employed by us or our affiliates.

The doctrine of corporate opportunity generally provides that a corporate fiduciary may not develop an opportunity using corporate resources, acquire an interest adverse to that of the corporation or acquire property that is reasonably incident to the present or prospective business of the corporation or in which the corporation has a present or expectancy interest, unless that opportunity is first presented to the corporation and the corporation chooses not to pursue that opportunity. The doctrine of corporate opportunity is intended to preclude officers or directors or other fiduciaries from personally benefiting from opportunities that belong to the corporation. Our amended and restated certificate of incorporation provides that the doctrine of “corporate opportunity” will not apply with respect to any director or stockholder who is not employed by us or our affiliates. Any director or stockholder who is not employed by us or our affiliates will therefore have no duty to communicate or present corporate opportunities to us, and will have the right to either hold any corporate opportunity for their (and their affiliates’) own account and benefit or to recommend, assign or otherwise transfer such corporate opportunity to persons other than us, including to any director or stockholder who is not employed by us or our affiliates.

As a result, certain of our stockholders, directors and their respective affiliates will not be prohibited from operating or investing in competing businesses. We therefore may find ourselves in competition with certain of our stockholders, directors or their respective affiliates, and we may not have knowledge of, or be able to pursue, transactions that could potentially be beneficial to us. Accordingly, we may lose a corporate opportunity or suffer competitive harm, which could negatively impact our business or prospects.

We are a “controlled company” within the meaning of the NYSE listing requirements and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements. Our stockholders do not have the same protections afforded to stockholders of companies that are subject to such corporate governance requirements.

Pursuant to the terms of the Voting Agreement, Marcus Lemonis, through his beneficial ownership of our shares directly or indirectly held by ML Acquisition and ML RV Group, and certain funds controlled by Crestview Partners II GP, L.P., in the aggregate, have more than 50% of the voting power for the election of directors, and, as a result, we are considered a “controlled company” for the purposes of the New York Stock Exchange (the “NYSE”) listing requirements. As such, we qualify for, and rely on, exemptions from certain corporate governance requirements, including the requirements to have a majority of independent directors on our board of directors, an entirely independent nominating and corporate governance committee, an entirely independent compensation committee or to perform annual performance evaluation of the nominating and corporate governance and compensation committees.

The corporate governance requirements and specifically the independence standards are intended to ensure that directors who are considered independent are free of any conflicting interest that could influence their actions as directors. We have utilized, and intend to continue to utilize, certain exemptions afforded to a “controlled company.” As a result, we are not subject to certain corporate governance requirements, including that a majority of our board of directors consists of “independent directors,” as defined under the rules of the NYSE. In addition, we are not required to have a nominating and corporate governance committee or compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities or to conduct annual performance evaluations of the nominating and corporate governance and compensation committees and currently we do not have an entirely independent nominating and corporate governance committee. Accordingly, our stockholders do not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE.

Our principal asset is our interest in CWGS, LLC, and accordingly, we depend on distributions from CWGS, LLC to pay dividends, taxes and expenses, including payments under the Tax Receivable Agreement. CWGS, LLC’s ability to make such distributions may be subject to various limitations and restrictions.

We are a holding company and have no material assets other than our ownership of 18,935,916 common units, representing a 22.6% economic interest in the business of CWGS, LLC. We have no independent means of generating revenue or cash flow, and our ability to pay dividends in the future, if any, will be dependent upon the financial results and cash flows of CWGS, LLC and its subsidiaries and distributions we receive from CWGS, LLC. There can be no assurance that our subsidiaries will generate sufficient cash flow to dividend or distribute funds to us or that applicable state law and contractual restrictions, including negative covenants in our debt instruments, will permit such dividends or distributions.

CWGS, LLC is treated as a partnership for U.S. federal income tax purposes and, as such, is not subject to any entity-level U.S. federal income tax. Instead, taxable income is allocated to holders of its common units, including us. As a result, we incur income taxes on our allocable share of any net taxable income of CWGS, LLC. Under the terms of the CWGS LLC Agreement, CWGS, LLC is obligated to make tax distributions to holders of its common units, including us, except to the extent such distributions would render CWGS, LLC insolvent or are otherwise prohibited by law or our Existing and New Senior Secured Credit Facilities, our Floor Plan Facility or any of our future debt agreements. In addition to tax expenses, we will also incur expenses related to our operations, our interests in CWGS, LLC and related party agreements, including payment obligations under the Tax Receivable Agreement, and expenses and costs of being a public company, all of which could be significant. We intend, as its managing member, to cause CWGS, LLC to make distributions in an amount sufficient to allow us to pay our taxes and operating expenses, including any ordinary course payments due under the Tax Receivable Agreement. However, CWGS, LLC’s ability to make such distributions may be subject to various limitations and restrictions including, but not limited to, restrictions on distributions that would either violate any contract or agreement to which CWGS, LLC is then a party, including debt agreements, or any applicable law, or that would have the effect of rendering CWGS, LLC insolvent. If CWGS, LLC does not have sufficient funds to pay tax distributions or other liabilities to fund our operations, we may have to borrow funds, which could materially adversely affect our liquidity and financial condition and subject us to various restrictions imposed by any such lenders. To the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, such payments will be deferred and will accrue interest until paid; provided, however, that nonpayment for a specified period may constitute a material breach of a material obligation under the Tax Receivable Agreement and therefore may accelerate payments due under the Tax Receivable Agreement. If CWGS, LLC does not have sufficient funds to make distributions, our ability to declare and pay cash dividends may also be restricted or impaired. See “— Risks Relating to Ownership of Our Class A Common Stock.”

Our Tax Receivable Agreement with the Continuing Equity Owners and Crestview Partners II GP, L.P. requires us to make cash payments to them in respect of certain tax benefits to which we may become entitled, and the amounts that we may be required to pay could be significant.

In connection with our IPO, we entered into a Tax Receivable Agreement with CWGS, LLC, each of the Continuing Equity Owners and Crestview Partners II GP, L.P. Pursuant to the Tax Receivable Agreement, we are required to make cash payments to the Continuing Equity Owners and Crestview Partners II GP, L.P. equal to 85% of the tax benefits, if any, that we actually realize, or in some circumstances are deemed to realize as a result of (i) increases in tax basis resulting from the purchase of common units from Crestview Partners II GP, L.P. in exchange for Class A common stock in connection with the consummation of the IPO and the related corporate reorganization transactions and any future redemptions that are funded by Camping World Holdings, Inc. or exchanges of common units and (ii) certain other tax benefits attributable to payments under the Tax Receivable Agreement. The amount of the cash payments that we may be required to make under the Tax Receivable Agreement could be significant. Payments under the Tax Receivable Agreement will be based on the tax reporting positions that we determine, which tax reporting positions are subject to challenge by taxing authorities. Any payments made by us to the Continuing Equity Owners and Crestview Partners II GP, L.P. under the Tax Receivable Agreement will generally reduce the amount of overall cash flow that might have otherwise been available to us. To the extent that we are unable to make timely payments under the Tax Receivable Agreement for any reason, the unpaid amounts will be deferred and will accrue interest until paid by us. Nonpayment for a specified period may constitute a material breach of a material obligation under the Tax Receivable Agreement and therefore may accelerate payments due under the Tax Receivable Agreement. Furthermore, our future obligation to make payments under the Tax Receivable Agreement could make us a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that may be deemed realized under the Tax Receivable Agreement. The payments under the Tax Receivable Agreement are also not conditioned upon the Continuing Equity Owners or Crestview Partners II GP, L.P. maintaining a continued ownership interest in CWGS, LLC.

The amounts that we may be required to pay to the Continuing Equity Owners and Crestview Partners II GP, L.P. under the Tax Receivable Agreement may be accelerated in certain circumstances and may also significantly exceed the actual tax benefits that we ultimately realize.

The Tax Receivable Agreement provides that if certain mergers, asset sales, other forms of business combination, or other changes of control were to occur, if we materially breach any of our material obligations under the Tax Receivable Agreement or if, at any time, we elect an early termination of the Tax Receivable Agreement, then the Tax Receivable Agreement will terminate and our obligations, or our successor’s obligations, to make payments under the Tax Receivable Agreement would accelerate and become immediately due and payable. The amount due and payable in those circumstances is determined based on certain assumptions, including an assumption that we would have sufficient taxable income to fully utilize all potential future tax benefits that are subject to the Tax Receivable Agreement. We may need to incur debt to finance payments under the Tax Receivable Agreement to the extent our cash resources are insufficient to meet our obligations under the Tax Receivable Agreement as a result of timing discrepancies or otherwise.

As a result of the foregoing, (i) we could be required to make cash payments to the Continuing Equity Owners and Crestview Partners II GP, L.P. that are greater than the specified percentage of the actual benefits we ultimately realize in respect of the tax benefits that are subject to the Tax Receivable Agreement and (ii) we would be required to make an immediate cash payment equal to the present value of the anticipated future tax benefits that are the subject of the Tax Receivable Agreement, which payment may be made significantly in advance of the actual realization, if any, of such future tax benefits. In these situations, our obligations under the Tax Receivable Agreement could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combination, or other changes of control. There can be no assurance that we will be able to finance our obligations under the Tax Receivable Agreement.

We will not be reimbursed for any payments made to the Continuing Equity Owners and Crestview Partners II GP, L.P. under the Tax Receivable Agreements in the event that any tax benefits are disallowed.

We will not be reimbursed for any cash payments previously made to the Continuing Equity Owners and Crestview Partners II GP, L.P. pursuant to the Tax Receivable Agreement if any tax benefits initially claimed by us are subsequently challenged by a taxing authority and are ultimately disallowed. Instead, any excess cash payments made by us to a Continuing Equity Owner or Crestview Partners II GP, L.P. will be netted against any future cash payments that we might otherwise be required to make under the terms of the Tax Receivable Agreement. However, a challenge to any tax benefits initially claimed by us may not arise for a number of years following the initial time of such payment or, even if challenged early, such excess cash payment may be greater than the amount of future cash payments that we might otherwise be required to make under the terms of the Tax Receivable Agreement and, as a result, there might not be future cash payments from which to net against. The applicable U.S. federal income tax rules are complex and factual in nature, and there can be no assurance that the IRS or a court will not disagree with our tax reporting positions. As a result, it is possible that we could make cash payments under the Tax Receivable Agreement that are substantially greater than our actual cash tax savings.

Unanticipated changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our operating results and financial condition.

We are subject to income taxes in the United States, and our tax liabilities will be subject to the allocation of expenses in differing jurisdictions. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:

•	changes in the valuation of our deferred tax assets and liabilities;
•	expected timing and amount of the release of any tax valuation allowances;
•	expiration of, or detrimental changes in, research and development tax credit laws;
•	tax effects of stock-based compensation;
•	costs related to intercompany restructurings; or
•	changes in tax laws, regulations or interpretations thereof.

In addition, we may be subject to audits of our income, sales and other transaction taxes by U.S. federal and state authorities. Outcomes from these audits could have an adverse effect on our operating results and financial condition.

If we were deemed to be an investment company under the Investment Company Act of 1940, as amended (the “1940 Act”), as a result of our ownership of CWGS, LLC, applicable restrictions could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business, financial condition and results of operations.

Under Sections 3(a)(1)(A) and (C) of the 1940 Act, a company generally will be deemed to be an “investment company” for purposes of the 1940 Act if (i) it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities or (ii) it engages, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We do not believe that we are an “investment company,” as such term is defined in either of those sections of the 1940 Act.

As the sole managing member of CWGS, LLC, we control and operate CWGS, LLC. On that basis, we believe that our interest in CWGS, LLC is not an “investment security” as that term is used in the 1940 Act. However, if we were to cease participation in the management of CWGS, LLC, our interest in CWGS, LLC could be deemed an “investment security” for purposes of the 1940 Act.

We and CWGS, LLC intend to conduct our operations so that we will not be deemed an investment company. However, if we were to be deemed an investment company, restrictions imposed by the 1940 Act, including limitations on our capital structure and our ability to transact with affiliates, could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business, financial condition and results of operations.

Our organizational structure, including the Tax Receivable Agreement, confers certain benefits upon the Continuing Equity Owners and Crestview Partners II GP, L.P. that do not benefit Class A common stockholders to the same extent as it benefits the Continuing Equity Owners and Crestview Partners II GP, L.P.

Our organizational structure, including the Tax Receivable Agreement, confers certain benefits upon the Continuing Equity Owners and Crestview Partners II GP, L.P. that do not benefit the holders of our Class A common stock to the same extent as it benefits such Continuing Equity Owners and Crestview Partners II GP, L.P. In connection with our IPO, we entered into the Tax Receivable Agreement with CWGS, LLC and such Continuing Equity Owners and Crestview Partners II GP, L.P. and it provides for the payment by Camping World Holdings, Inc. to the Continuing Equity Owners and Crestview Partners II GP, L.P. of 85% of

the amount of tax benefits, if any, that Camping World Holdings, Inc. actually realizes, or in some circumstances is deemed to realize, as a result of (i) increases in tax basis resulting from the purchase of common units from Crestview Partners II GP, L.P. in exchange for Class A common stock in connection with the consummation of the IPO and the related corporate reorganization transactions and any future redemptions that are funded by Camping World Holdings, Inc. or exchanges of common units and (ii) certain other tax benefits attributable to payments under the Tax Receivable Agreement. Although Camping World Holdings, Inc. will retain 15% of the amount of such tax benefits, this and other aspects of our organizational structure may adversely impact the future trading market for the Class A common stock.

Risks Relating to Ownership of Our Class A Common Stock

The Continuing Equity Owners (through common units) own interests in CWGS, LLC, and the Continuing Equity Owners have the right to redeem their interests in CWGS, LLC pursuant to the terms of the CWGS LLC Agreement for shares of Class A common stock or cash.

We have an aggregate of 231,064,084 shares of Class A common stock authorized but unissued, including approximately 64,835,914 shares of Class A common stock issuable, at our election, upon redemption of CWGS, LLC common units that are held by the Continuing Equity Owners. In connection with our IPO, CWGS, LLC entered into the CWGS LLC Agreement, and subject to certain restrictions set forth therein, the Continuing Equity Owners are entitled to have their common units redeemed from time to time at each of their options for, at our election (determined solely by our independent directors (within the meaning of the rules of the NYSE) who are disinterested), newly-issued shares of our Class A common stock on a one-for-one basis or a cash payment equal to a volume weighted average market price of one share of Class A common stock for each common unit redeemed, in each case in accordance with the terms of the CWGS LLC Agreement; provided that, at our election (determined solely by our independent directors (within the meaning of the rules of the NYSE) who are disinterested), we may effect a direct exchange of such Class A common stock or such cash, as applicable, for such common units. The Continuing Equity Owners may exercise such redemption right for as long as their common units remain outstanding. In connection with our IPO, we also entered into a Registration Rights Agreement pursuant to which the shares of Class A common stock issued upon such redemption and the shares of Class A common stock issued to the Original Equity Owners in connection with the Transactions will be eligible for resale, subject to certain limitations set forth therein.

We cannot predict the size of future issuances of our Class A common stock or the effect, if any, that future issuances and sales of shares of our Class A common stock may have on the market price of our Class A common stock. Sales or distributions of substantial amounts of our Class A common stock, including shares issued in connection with an acquisition, or the perception that such sales or distributions could occur, may cause the market price of our Class A common stock to decline.

You may be diluted by future issuances of additional Class A common stock or common units in connection with our incentive plans, acquisitions or otherwise; future sales of such shares in the public market, or the expectations that such sales may occur, could lower our stock price.

Our amended and restated certificate of incorporation authorizes us to issue shares of our Class A common stock and options, rights, warrants and appreciation rights relating to our Class A common stock for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. In addition, we, CWGS, LLC and the Continuing Equity Owners are party to the CWGS LLC Agreement under which the Continuing Equity Owners (or certain permitted transferees thereof) have the right (subject to the terms of the CWGS LLC Agreement) to have their common units redeemed from time to time at each of their options by CWGS, LLC in exchange for, at our election (determined solely by our independent directors (within the meaning of the rules of the NYSE) who are disinterested), newly-issued shares of our Class A common stock on a one-for-one basis or a cash payment equal to a volume weighted average market price of one share of Class A common stock for each common unit redeemed, in each case in accordance with the terms of the CWGS LLC Agreement; provided that, at our election (determined solely by our independent directors (within the meaning of the rules of the NYSE) who are disinterested), we may effect a direct exchange of such Class A common stock or such cash, as applicable, for such common units. The Continuing Equity Owners may exercise such redemption right for as long as their common units remain outstanding. The market price of shares of our Class A common stock could decline as a result of these redemptions or exchanges or the perception that a redemption could occur. These redemptions or exchanges, or the possibility that these redemptions or exchanges may occur, also might make it more difficult for holders of our Class A common stock to sell such stock in the future at a time and at a price that they deem appropriate.

We have reserved shares for issuance under our 2016 Incentive Award Plan (the “2016 Plan”) in an amount equal to 14,693,518 shares of Class A common stock, including shares of Class A common stock issuable pursuant to 1,134,809 stock options and 145,282 restricted stock units granted to certain of our directors and certain of our employees in connection with our IPO. Any Class A common stock that we issue, including under our 2016 Plan or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership of holders of our Class A common stock.

In connection with our IPO, we, our officers and directors and the Original Equity Owners, subject to certain exceptions, agreed that, without the prior written consent of Goldman, Sachs & Co. and J.P. Morgan Securities LLC, on behalf of the underwriters of our IPO, we and they will not, during the period ending 180 days after October 6, 2016 (i) offer, pledge, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, lend or otherwise transfer or dispose of, directly or indirectly, beneficially any shares of Class A common stock or any securities convertible into or exercisable or exchangeable for shares of Class A common stock; (ii) file any registration statement with the SEC relating to the offering of any shares of Class A common stock or any securities convertible into or exercisable or exchangeable for Class A common stock; or (iii) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of Class A common stock, subject to certain exceptions. Goldman, Sachs & Co. and J.P. Morgan Securities LLC, in their sole discretion, may release the Class A common stock and other securities subject to the lock-up agreements described above in whole or in part at any time with or without notice.

The market price of our Class A common stock may decline significantly when the restrictions on resale by our existing stockholders lapse. A decline in the price of our Class A common stock might impede our ability to raise capital through the issuance of additional shares of Class A common stock or other equity securities.

In connection with our IPO, we entered into a Registration Rights Agreement with the Original Equity Owners. Any sales in connection with the Registration Rights Agreement, or the prospect of any such sales, could materially impact the market price of our Class A common stock and could impair our ability to raise capital through future sales of equity securities.

In the future, we may also issue additional securities if we need to raise capital, including, but not limited to, in connection with acquisitions, which could constitute a material portion of our then-outstanding shares of Class A common stock.

Our Class A common stock price may be volatile or may decline regardless of our operating performance.

Volatility in the market price of our Class A common stock may prevent you from being able to sell your shares at or above the price you paid for such shares. Many factors, which are outside our control, may cause the market price of our Class A common stock to fluctuate significantly, including those described elsewhere in this “Risk Factors” section and this Quarterly Report on Form 10-Q, as well as the following:

•	our operating and financial performance and prospects;
•	our quarterly or annual earnings or those of other companies in our industry compared to market expectations;
•	conditions that impact demand for our services;
•	future announcements concerning our business or our competitors’ businesses;
•	the public’s reaction to our press releases, other public announcements and filings with the SEC;

•	the size of our public float;
•	coverage by or changes in financial estimates by securities analysts or failure to meet their expectations;
•	market and industry perception of our success, or lack thereof, in pursuing our growth strategy;
•	strategic actions by us or our competitors, such as acquisitions or restructurings;
•	changes in laws or regulations which adversely affect our industry or us;
•	changes in accounting standards, policies, guidance, interpretations or principles;
•	changes in senior management or key personnel;
•	issuances, exchanges or sales, or expected issuances, exchanges or sales of our capital stock;
•	changes in our dividend policy;
•	adverse resolution of new or pending litigation against us; and
•

changes in general market, economic and political conditions in the United States and global economies or financial markets, including those resulting from natural disasters, terrorist attacks, acts of war and responses to such events.

As a result, volatility in the market price of our Class A common stock may prevent investors from being able to sell their Class A common stock at or above the price they paid for such shares. These broad market and industry factors may materially reduce the market price of our Class A common stock, regardless of our operating performance. In addition, price volatility may be greater if the public float and trading volume of our Class A common stock is low. As a result, you may suffer a loss on your investment.

Our ability to pay regular and special dividends on our Class A common stock is subject to the discretion of our board of directors and may be limited by our structure and statutory restrictions and restrictions imposed by our New Senior Secured Credit Facilities and our Floor Plan Facility as well as any future agreements.

CWGS, LLC intends to make a regular quarterly cash distribution to its common unit holders of approximately $0.0605 per common unit, and we intend to use all of the proceeds from such distribution on our common units to declare cash dividends on our Class A common stock. We expect our first regular quarterly cash dividend will be for the quarter ending March 31, 2017. CWGS, LLC shall make cash distributions in accordance with the CWGS LLC Agreement in an amount sufficient for us to pay any expenses incurred by us in connection with the regular quarterly cash dividend, along with any of our other operating expenses and other obligations. In addition, we currently intend to pay a special cash dividend of all or a portion of the Excess Tax Distribution to the holders of our Class A common stock from time to time, subject to the discretion of our board of directors. However, the payment of future dividends on our Class A common stock will be subject to our discretion as the sole managing member of CWGS, LLC, the discretion of our board of directors and will depend on, among other things, our results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, restrictions in our debt agreements and in any preferred stock, business prospects and other factors that our board of directors may deem relevant. Our New Senior Secured Credit Facilities and our Floor Plan Facility also effectively limit our ability to pay dividends. Additionally, our ability to distribute any Excess Tax Distribution will also be subject to no early termination or amendment of the Tax Receivable Agreement, as well as the amount of tax distributions actually paid to us and our actual tax liability. As a consequence of these limitations and restrictions, we may not be able to make, or may have to reduce or eliminate, the payment of dividends on our Class A common stock. Accordingly, you may have to sell some or all of your Class A common stock after price appreciation in order to generate cash flow from your investment. You may not receive a gain on your investment when you sell your Class A common stock and you may lose the entire amount of the investment. Additionally, any change in the level of our dividends or the suspension of the payment thereof could adversely affect the market price of our Class A common stock.

Delaware law and certain provisions in our amended and restated certificate of incorporation may prevent efforts by our stockholders to change the direction or management of our company.

We are a Delaware corporation, and the anti-takeover provisions of Delaware law impose various impediments to the ability of a third party to acquire control of us, even if a change of control would be beneficial to our existing stockholders. In addition, our amended and restated certificate of incorporation and our amended and restated bylaws contain provisions that may make the acquisition of our Company more difficult without the approval of our board of directors, including, but not limited to, the following:

•	our board of directors is classified into three classes, each of which serves for a staggered three-year term;
•

a majority of our stockholders or a majority of our board of directors may call special meetings of our stockholders, and at such time as the ML Related Parties, directly or indirectly, beneficially own in the aggregate, less than 27.5% of all of the outstanding common units of CWGS, LLC, only the chairperson of our board of directors or a majority of our board of directors may call special meetings of our stockholders;

•	we have authorized undesignated preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval;
•

any action required or permitted to be taken by our stockholders at an annual meeting or special meeting of stockholders may be taken without a meeting, without prior notice and without a vote, if a written consent is signed by the holders of our outstanding shares of common stock representing not less than the minimum number of votes that would be necessary to authorize such action at a meeting at which all outstanding shares of common stock entitled to vote thereon, and at such time as the ML Related Parties, directly or indirectly, beneficially own in the aggregate, less than 27.5% of all of the outstanding common units of CWGS, LLC, any action required or permitted to be taken by our stockholders at an annual meeting or special meeting of stockholders may not be taken by written consent in lieu of a meeting;

•

our amended and restated certificate of incorporation may be amended or repealed by the affirmative vote of a majority of the votes which all our stockholders would be eligible to cast in an election of directors and our amended and restated bylaws may be amended or repealed by a majority vote of our board of directors or by the affirmative vote of a majority of the votes which all our stockholders would be eligible to cast in an election of directors, and at such time as the ML Related Parties, directly or indirectly, beneficially own in the aggregate, less than 27.5% of all of the outstanding common units of CWGS, LLC, our amended and restated certificate of incorporation and our amended and restated bylaws may be amended or repealed by the affirmative vote of the holders of at least 66 2/3% of the votes which all our stockholders would be entitled to cast in any annual election of directors and our amended and restated bylaws may also be amended or repealed by a majority vote of our board of directors;

•	we require advance notice and duration of ownership requirements for stockholder proposals; and
•

we have opted out of Section 203 of the Delaware General Corporation Law of the State of Delaware (the “DGCL”), however, our amended and restated certificate of incorporation contains provisions that are similar to Section 203 of the DGCL (except with respect to ML Acquisition and Crestview and any of their respective affiliates and any of their respective direct or indirect transferees of Class B common stock).

These provisions could discourage, delay or prevent a transaction involving a change in control of our company. These provisions could also discourage proxy contests and make it more difficult you and other stockholders to elect directors of your choosing and cause us to take other corporate actions you desire, including actions that you may deem advantageous, or negatively affect the trading price of our Class A common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace current members of our management team.

Please see “— Risks Relating to Our Organizational Structure — Marcus Lemonis, through his beneficial ownership of our shares directly or indirectly held by ML Acquisition and ML RV Group, has substantial control over us, including over decisions that require the approval of stockholders, and his interests, along with the interests of our other Continuing Equity Owners, in our business may conflict with yours.”

Our amended and restated certificate of incorporation provides, subject to certain exceptions, that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

Our amended and restated certificate of incorporation provides, subject to limited exceptions, that the Court of Chancery of the State of Delaware will, to the fullest extent permitted by law, be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders; (iii) any action asserting a claim against us, any director or our officers or employees arising pursuant to any provision of the DGCL, our amended and restated certificate of incorporation or our amended and restated bylaws; or (iv) any action asserting a claim against us, any director or our officers or employees that is governed by the internal affairs doctrine. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions of our amended and restated certificate of incorporation described above. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially adversely affect our business, financial condition and results of operations.

We may issue shares of preferred stock in the future, which could make it difficult for another company to acquire us or could otherwise adversely affect holders of our Class A common stock, which could depress the price of our Class A common stock.

Our amended and restated certificate of incorporation authorizes us to issue one or more series of preferred stock. Our board of directors will have the authority to determine the preferences, limitations and relative rights of the shares of preferred stock and to fix the number of shares constituting any series and the designation of such series, without any further vote or action by our stockholders. Our preferred stock could be issued with voting, liquidation, dividend and other rights superior to the rights of our Class A common stock. The potential issuance of preferred stock may delay or prevent a change in control of us, discouraging bids for our Class A common stock at a premium to the market price, and materially and adversely affect the market price and the voting and other rights of the holders of our Class A common stock.

The obligations associated with being a public company have required, and will continue to require, significant resources and management attention, which may divert from our business operations.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”). The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal control over financial reporting. As a result, we have incurred, and will continue to incur, significant legal, accounting and other expenses that we did not previously incur prior to our IPO.

In addition, the need to continue to establish the corporate infrastructure demanded of a public company may divert management’s attention from implementing our business strategy, which could prevent us from improving our business, results of operations and financial condition. We have made, and will continue to make, changes to our internal control over financial reporting, including information technology controls, and procedures for financial reporting and accounting systems to meet our reporting obligations as a public company. However, the measures we take may not be sufficient to satisfy our obligations as a public company. If we do not continue to develop and implement the right processes and tools to manage our changing enterprise and maintain our culture, our ability to compete successfully and achieve our business objectives could be impaired, which could negatively impact our business, financial condition and results of operations. In addition, we cannot predict or estimate the amount of additional costs we may continue to incur to comply with these requirements. We anticipate that these costs will continue to materially increase our general and administrative expenses in comparison to the amount of such general and administrative expenses prior to our IPO.

Furthermore, as a public company, we will continue to incur additional legal, accounting and other expenses that have not been reflected in our predecessor’s historical financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q. In addition, rules implemented by the SEC and the NYSE have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Our management and other personnel have devoted, and will need to continue to devote, a substantial amount of time to these compliance initiatives. These rules and regulations result in our incurring legal and financial compliance costs and have made, and will continue to make, some activities more time-consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified people to serve on our board of directors, our board committees or as executive officers.

As a public reporting company, we are subject to rules and regulations established from time to time by the SEC regarding our internal control over financial reporting. If we fail to establish and maintain effective internal control over financial reporting and disclosure controls and procedures, we may not be able to accurately report our financial results, or report them in a timely manner.

As a public reporting company, we are subject to the rules and regulations established from time to time by the SEC and NYSE. These rules and regulations require, among other things, that we have, and periodically evaluate, procedures with respect to our internal control over financial reporting. Reporting obligations as a public company are likely to continue to place a considerable strain on our financial and management systems, processes and controls, as well as on our personnel.

In addition, as a public company we are required to document and test our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act so that our management can certify as to the effectiveness of our internal control over financial reporting by the time our second annual report is filed with the SEC and thereafter, which will require us to document and make significant changes to our internal control over financial reporting. Likewise, our independent registered public accounting firm will be required to provide an attestation report on the effectiveness of our internal control over financial reporting.

If our senior management is unable to conclude that we have effective internal control over financial reporting, or to certify the effectiveness of such controls, or if our independent registered public accounting firm cannot render an unqualified opinion on management’s assessment and the effectiveness of our internal control over financial reporting, or if material weaknesses in our internal control over financial reporting are identified, we could be subject to regulatory scrutiny, a loss of public and investor confidence, and to litigation from investors and stockholders, which could have a material adverse effect on our business and the price of our Class A common stock. In addition, if we do not maintain adequate financial and management personnel, processes and controls, we may not be able to manage our business effectively or accurately report our financial performance on a timely basis, which could cause a decline in our common stock price and adversely affect our results of operations and financial condition. Failure to comply with the Sarbanes-Oxley Act could potentially subject us to sanctions or investigations by the SEC, the NYSE or other regulatory authorities, which would require additional financial and management resources.

If securities analysts do not publish research or reports about our company, or if they issue unfavorable commentary about us or our industry or downgrade our Class A common stock, the price of our Class A common stock could decline.

The trading market for our Class A common stock depends in part on the research and reports that third party securities analysts publish about our company and our industry. If one or more analysts cease coverage of our company, we could lose visibility in the market. In addition, one or more of these analysts could downgrade our Class A common stock or issue other negative commentary about our company or our industry. As a result of one or more of these factors, the trading price of our Class A common stock could decline.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

In connection with the reorganization transactions and our IPO, we issued (i) 7,063,716 shares of Class A common stock to funds controlled by Crestview Partners II GP, L.P., (ii) 69,066,445 shares of Class B common stock to funds controlled by Crestview Partners II GP, L.P. and CWGS Holding, LLC, a wholly owned subsidiary of ML Acquisition Company, LLC (of which 7,063,716 shares of Class B common stock were subsequently canceled for no consideration) and (iii) one share of Class C common stock to ML RV Group, LLC. The issuances of shares of Class A common stock, Class B common stock and Class C common stock described in this paragraph were made in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

Use of Proceeds from Initial Public Offering of Class A Common Stock

On October 13, 2016, we completed the initial public offering of our Class A common stock pursuant to a Registration Statement (File No. 333-211977), which was declared effective on October 6, 2016.

Under the Registration Statement, on October 13, 2016 we sold 11,363,636 shares of our Class A common stock at a price of $22.00 per share. Additionally, under the Registration Statement, on November 9, 2016, we sold an additional 508,564 shares of our Class A common stock at a price of $22.00 per share pursuant to the underwriters exercise of their option, in part, to purchase additional shares of our Class A common stock. Goldman, Sachs & Co. and J.P. Morgan Securities LLC, acted as representatives of the underwriters for the offering. We received net proceeds of approximately $243.8 million, net of underwriting discounts and commissions, including the net proceeds received from the underwriters exercise of their option to purchase additional shares of our Class A common stock, in part. No offering expenses were paid or are payable, directly or indirectly, to any of our officers, directors or their associates, to any person owning 10% or more of any class of our equity securities or to any of our affiliates.

We used all of the net proceeds to make a capital contribution to CWGS Enterprises, LLC in exchange for 11,872,200 common units of CWGS Enterprises, LLC. No payments from the net proceeds were made, directly or indirectly, to any of our officers, directors or their associates, to any persons owning 10% or more of any class of our equity securities or to any of our affiliates.

There has been no material change in the use of proceeds as described in the Prospectus.

Item 3:  Defaults Upon Senior Securities

None.

Item 4:  Mine Safety Disclosures

Not applicable.

Item 5:  Other Information

On November 8, 2016, CWGS Group, LLC (as borrower) and CWGS, LLC (as parent guarantor) entered into a credit agreement (the “New Credit Agreement”) for a new $680.0 million senior secured credit facility (the ‘‘New Senior Secured Credit Facilities’’) with Goldman Sachs Bank USA, as administrative agent, and the other lenders party thereto. The New Senior Secured Credit Facilities consist of a seven-year $645.0 million term loan facility (the “New Term Loan Facility”) and a five-year $35.0 million revolving credit facility (the “New Revolving Credit Facility”).

Concurrently with the closing of the New Senior Secured Credit Facilities, we repaid and extinguished our existing senior secured credit facilities by borrowing the full amount available under the New Term Loan Facility and using a portion of the proceeds of the New Term Loan Facility to satisfy all of the outstanding obligations under the existing senior secured credit facilities.  At November 8, 2016, we had $632.4 million outstanding under our existing term loan facility and no borrowings outstanding under our existing revolving credit facility.

Under our the New Senior Secured Credit Facilities, we have the ability to increase the amount of term loans or revolving loans in an aggregate amount not to exceed (a) a “fixed” amount set at $250.0 million plus (b) an additional amount subject to compliance with a total leverage ratio that does not exceed a ratio of total debt to consolidated EBITDA (x) 2.50:1.00 on a pro forma basis if incurred to finance an acquisition or (y) 2.30:1.00 on a pro forma basis if incurred for any other purpose. The lenders under the New Senior Secured Credit Facilities are not under any obligation to provide commitments in respect of any such increase.

Borrowings under the New Term Loan Facility bear interest at a rate per annum equal to, at our option, either: (a) the London Interbank Offered Rate (‘‘LIBOR’’) multiplied by the statutory reserve rate (such product, the ‘‘Adjusted LIBOR Rate’’), subject to a 0.75% floor, plus an applicable margin of 3.75%, in the case of Eurocurrency loans or (b) an alternate base rate (determined by reference to the greatest of : (i) the prime rate published by The Wall Street Journal (the ‘‘WSJ Prime Rate’’), (ii) the federal funds effective rate plus 0.50% and (iii) the one-month Adjusted LIBOR Rate plus 1.00%), subject to a 1.75% floor, plus an applicable margin of 2.75%, in the case of alternate base rate loans. The New Term Loan Facility includes mandatory amortization at 1% per annum in equal quarterly installments, with the balance payable in 2023.

Borrowings under the New Revolving Credit Facility bear interest at a rate per annum equal to, at our option, either: (a) the Adjusted LIBOR Rate plus an applicable margin based on the total leverage ratio, as set forth in the table below, in the case of Eurocurrency borrowings or (b) an alternate base rate (determined by reference to the greatest of : (i) the WSJ Prime Rate, (ii) the federal funds effective rate plus 0.50% and (iii) the one-month Adjusted LIBOR Rate plus 1.00%), plus an applicable margin based on the total leverage ratio, as set forth in the table below, in the case of alternate base rate borrowings.

Pricing Level	Total Leverage Ratio	Eurocurrency	ABR
1	≤ 1.75 : 1.00	3.25%	2.25%
2	> 1.75 : 1.00	3.50%	2.50%

In addition to paying interest on outstanding principal under the New Senior Secured Credit Facilities, we are required to pay a commitment fee to the lenders under the New Revolving Credit Facility in respect of the unutilized commitments thereunder at a rate of 0.50% per annum. We also pay customary letter of credit and agency fees.

The credit agreement governing the New Senior Secured Credit Facilities requires us to prepay outstanding term loans, subject to certain exceptions, with: (1) 100% of the net cash proceeds of any incurrence of debt not permitted under the New Senior Secured Credit Facilities and debt incurred to refinance the New Senior Secured Credit Facilities, (2) 50% (which percentage will be reduced to 25% and 0% if our total leverage ratio is less than specified levels) of our annual excess cash flow (as defined in the credit agreement governing the New Senior Secured Credit Facilities) minus the amount of any voluntary prepayments of term loans under the New Term Loan Facility (including the cash amount of any debt buybacks related thereto) or revolving loans under the New Revolving Facility (with corresponding permanent reductions in the commitments thereunder)

and (3) 100% of the net cash proceeds of certain non-ordinary course asset sales or other dispositions of property (including casualty events) by the borrower or by any of its restricted subsidiaries, subject to reinvestment rights and certain other exceptions.

We are able to voluntarily prepay outstanding loans under the New Senior Secured Credit Facilities at any time without premium or penalty, other than (i) customary “breakage” costs and (ii) a premium of 1.00% applicable to any prepayment of the initial term loans under the New Term Loan Facility that is made in connection with a “repricing transaction” that occurs prior to the 6-month anniversary of the effective date of the New Senior Secured Credit Facilities.

The obligations of the borrower are unconditionally guaranteed by the parent guarantor and each of the borrower’s direct and indirect wholly-owned domestic subsidiaries (with certain agreed-upon exceptions).

All obligations under the New Senior Secured Credit Facilities and the guarantees of those obligations, are secured, subject to certain exceptions, by:

•

a pledge of 100% of the borrower’s capital stock and certain of the capital stock or equity interests held by the borrower or any subsidiary guarantor (which pledge, in the case of the stock of any foreign subsidiary (each such entity, a “Pledged Foreign Sub”) (with certain agreed-upon exceptions) and the equity interests of certain U.S. subsidiaries that hold capital stock of foreign subsidiaries and are disregarded entities for U.S. federal income tax purposes (each such entity, a “Pledged U.S. DE”) (with certain agreed-upon exceptions), is limited to 65% of the stock or equity interests of such Pledged Foreign Sub or Pledged U.S. DE, as the case may be), in each case excluding any interests in FreedomRoads Intermediate Holdco, LLC and its subsidiaries, joint ventures to the extent such a pledge would violate the governing documents thereof, and subject to certain other exceptions; and

•	a security interest in, and mortgages on, substantially all other tangible and intangible assets of the borrower and each subsidiary guarantor, subject to certain exceptions.

The liens securing our obligations under the New Senior Secured Credit Facilities are first priority liens on the relevant assets of the borrower and the guarantors, subject to customary exceptions and liens permitted under the New Senior Secured Credit Facilities.

The New  Senior Secured Credit Facilities contain a number of covenants that, among other things and subject to certain exceptions, restrict the ability of the borrower and its restricted subsidiaries to:

•	incur additional indebtedness, including capital leases;
•	pay dividends on capital stock or redeem, repurchase or retire capital stock or other indebtedness;
•	make investments, loans, advances and acquisitions;
•	enter into burdensome agreements with negative pledge clauses or clauses restricting subsidiary distributions;
•	engage in transactions with our affiliates;
•	sell assets, including the capital stock of our subsidiaries;
•	consolidate or merge; and
•	create liens.

The credit agreement governing the New Senior Secured Credit Facilities contains a customary passive holding company covenant applicable to the parent guarantor.

The credit agreement governing the New Senior Secured Credit Facilities contains certain events of default, including payment defaults, failure to perform or observe covenants, cross-defaults with certain other events of default in connection with our other material indebtedness, a change of control or certain bankruptcy events, among others.

This summary of the New Credit Agreement does not purport to be a complete description and is qualified in its entirety by reference to the full text of the New Credit Agreement, which is filed as Exhibit 10.3 to this Quarterly Report on Form 10-Q.

Item 6:  Exhibits

See the Exhibits Index immediately following the signature page of this Quarterly Report on Form 10‑Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Camping World Holdings, Inc.

Date: November 10, 2016	By:	/s/ Thomas F. Wolfe
Thomas F. Wolfe
Chief Financial Officer and Secretary

(Authorized Officer and Principal Financial Officer)

Exhibits Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Camping World Holdings, Inc.					*

3.2	Amended and Restated Bylaws of Camping World Holdings, Inc.					*

4.1	Specimen Stock Certificate evidencing the shares of Class A common stock	S-1/A	333‑211977	4.1	9/13/16

10.1	Amendment No. 1 to Sixth Amended and Restated Credit Agreement, dated July 1, 2016, by and among FreedomRoads, LLC, as the borrower, certain of FreedomRoads, LLC's subsidiaries from time to time, the lenders party thereto and Bank of America, N.A., as administrative agent and letter of credit issuer	S-1/A	333-211977	10.10	8/29/16

10.2	Fourth Amendment to Credit Agreement, dated September 21, 2016, by and among CWGS Enterprises, LLC, as holdings, CWGS Group, LLC, as borrower, certain of CWGS Enterprises, LLC's existing and future domestic subsidiaries as subsidiary guarantors, the lenders party thereto and Goldman Sachs Bank USA, as administrative agent	S-1/A	333-211977	10.32	9/26/16

10.3

Credit Agreement, dated November 8, 2016, by and among CWGS Enterprises, LLC, as holdings, CWGS Group, LLC, as borrower, certain of CWGS Enterprises, LLC's existing and future domestic subsidiaries as subsidiary guarantors, the lenders party thereto and Goldman Sachs Bank USA, as administrative agent

						*

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer					*

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer					*

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
32.1	Section 1350 Certification of Chief Executive Officer					**

32.2	Section 1350 Certification of Chief Financial Officer					**

101.INS	XBRL Instance Document					***

101.SCH	XBRL Taxonomy Extension Schema Document					***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					***

101.DEF	XBRL Extension Definition Linkbase Document					***

101.LAB	XBRL Taxonomy Label Linkbase Document					***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					***

*     Filed herewith

**    Furnished herewith

***   Submitted electronically herewith