Form 10-K
period 2016-12-31
Camping World Holdings, Inc.
filed 2017-03-13
CIK 1669779

thanks

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

[   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to_____

Commission file number:  001-37908

CAMPING WORLD HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	81‑1737145 (I.R.S. Employer Identification No.)

250 Parkway Drive, Suite 270

Lincolnshire, IL 60069

Telephone: (847) 808‑3000

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Title of each class	Name of each exchange on which registered
Common Stock, Par Value $0.01 Per Share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the new registrant was required to submit and post such files).  Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non‑accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

The registrant was not a public company as of the last business day of its most recently completed second fiscal quarter and, therefore, cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date.

As of March 13, 2017, the registrant had 18,946,000 shares of Class A common stock outstanding, 62,002,729 shares of Class B common stock outstanding, and one share of Class C common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to its 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2016 are incorporated herein by reference in Part III.

Camping World Holdings, Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2016

BASIS OF PRESENTATION

As used in this Annual Report on Form 10-K (this “Form 10-K”), unless the context otherwise requires, references to:

•

“we,” “us,” “our,” the “Company,” “Camping World,” “Good Sam” and similar references refer to Camping World Holdings, Inc., and, unless otherwise stated, all of its subsidiaries, including CWGS Enterprises, LLC, which we refer to as “CWGS, LLC” and, unless otherwise stated, all of its subsidiaries.

•

“Continuing Equity Owners” refers collectively to ML Acquisition, funds controlled by Crestview Partners II GP, L.P. and the Former Profit Unit Holders and each of their permitted transferees that own common units in CWGS, LLC and who may redeem at each of their options their common units for, at our election (determined solely by our independent directors within the meaning of the rules of the New York Stock Exchange who are disinterested), cash or shares of our Class A common stock.

•	“Crestview” refers to Crestview Advisors, L.L.C., a registered investment adviser to private equity funds, including funds affiliated with Crestview Partners II GP, L.P.
•	“CWGS LLC Agreement” refers to CWGS, LLC’s amended and restated limited liability company agreement, as amended.
•

“Former Equity Owners” refers to those Original Equity Owners controlled by Crestview Partners II GP, L.P. that have exchanged their direct or indirect ownership interests in CWGS, LLC for shares of our Class A common stock in connection with the consummation of our initial public offering (“IPO”).

•

“Former Profit Unit Holders” refers collectively to our named executive officers (excluding Marcus Lemonis), Andris A. Baltins and K. Dillon Schickli, who are members of our board of directors, and certain other current and former non executive employees and former directors, in each case, who held common units of CWGS, LLC pursuant to CWGS, LLC’s equity incentive plan that was in existence prior to our IPO and received common units of CWGS, LLC in exchange for their profit units in CWGS, LLC.

•	“ML Acquisition” refers to ML Acquisition Company, LLC, a Delaware limited liability company, indirectly owned by each of Stephen Adams and our Chairman and Chief Executive Officer, Marcus Lemonis.
•	“ML Related Parties” refers to ML Acquisition and its permitted transferees of common units.
•	“ML RV Group” refers to ML RV Group, LLC, a Delaware limited liability company, wholly owned by our Chairman and Chief Executive Officer, Marcus Lemonis.
•

“Original Equity Owners” refers to the direct and certain indirect owners of interests in CWGS, LLC, collectively, prior to the Reorganization Transactions and Recapitalization (as defined in Note 1 – Summary of Significant Accounting Policies and Note 18 – Stockholders’ Equity to our consolidated financial statements included in Part II, Item 8 of this Form 10-K, respectively) conducted in conjunction with our IPO, including ML Acquisition, funds controlled by Crestview Partners II GP, L.P. and the Former Profit Unit Holders.

•

“Tax Receivable Agreement” refers to the tax receivable agreement that the Company entered into with CWGS, LLC, each of the Continuing Equity Owners and Crestview Partners II GP, L.P. in connection with the Company’s IPO.

CAUTIONARY NOTE REGARDING FORWARD‑LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts contained in this Annual Report on Form 10-K may be forward-looking statements. Statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, including, among others, statements regarding expected new retail location openings, including greenfield locations and acquired locations; profitability of new retail locations; future capital expenditures and debt service obligations; refinancing, retirement or exchange of outstanding debt; expectations regarding consumer behavior and growth; our comparative advantages and our plans and ability to expand our consumer base; our ability to respond to changing business and economic conditions; volatility in sales; our ability to drive growth; and expectations regarding increase of certain expenses are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘expects,’’ ‘‘plans,’’ ‘‘anticipates,’’ ‘‘could,’’ ‘‘intends,’’ ‘‘targets,’’ ‘‘projects,’’ ‘‘contemplates,’’ ‘‘believes,’’ ‘‘estimates,’’ ‘‘predicts,’’ ‘‘potential’’ or ‘‘continue’’ or the negative of these terms or other similar expressions.

Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We believe that these important factors include, but are not limited to, the following:

•	the availability of financing to us and our customers;
•	fuel shortages, or high prices for fuel;
•	the well-being, as well as the continued popularity and reputation for quality, of our manufacturers;
•	general economic conditions in our markets, and ongoing economic and financial uncertainties;
•	our ability to attract and retain customers;
•	competition in the market for services, protection plans, products and resources targeting the RV lifestyle or RV enthusiast;
•	our expansion into new, unfamiliar markets as well as delays in opening or acquiring new retail locations;
•	unforeseen expenses, difficulties, and delays frequently encountered in connection with expansion through acquisitions;
•	our failure to maintain the strength and value of our brands;
•	our ability to successfully order and manage our inventory to reflect consumer demand in a volatile market and anticipate changing consumer preferences and buying trends;
•	fluctuations in our same store sales and whether they will be a meaningful indicator of future performance;
•	the cyclical and seasonal nature of our business;
•	our ability to operate and expand our business and to respond to changing business and economic conditions, which depends on the availability of adequate capital;
•	the restrictive covenants in our Senior Secured Credit Facilities and Floor Plan Facility;

•	our reliance on three fulfillment and distribution centers for our retail, e-commerce and catalog businesses;
•	natural disasters, whether or not caused by climate change, unusual weather condition, epidemic outbreaks, terrorist acts and political events;
•	our dependence on our relationships with third party providers of services, protection plans, products and resources and a disruption of these relationships or of these providers’ operations;
•	whether third party lending institutions and insurance companies will continue to provide financing for RV purchases;
•	our inability to retain senior executives and attract and retain other qualified employees;
•	our ability to meet our labor needs;
•	our inability to maintain the leases for our retail locations or locate alternative sites for our stores in our target markets and on terms that are acceptable to us;
•	our business being subject to numerous federal, state and local regulations;
•	regulations applicable to the sale of extended service contracts;
•	our dealerships’ susceptibility to termination, non-renewal or renegotiation of dealer agreements if state dealer laws are repealed or weakened;
•	our failure to comply with certain environmental regulations;
•	climate change legislation or regulations restricting emission of ‘‘greenhouse gases;’’
•	a failure in our e-commerce operations, security breaches and cybersecurity risks;
•	our inability to enforce our intellectual property rights and accusations of our infringement on the intellectual property rights of third parties;
•	our inability to maintain or upgrade our information technology systems or our inability to convert to alternate systems in an efficient and timely manner;
•	disruptions to our information technology systems or breaches of our network security;
•

Marcus Lemonis, through his beneficial ownership of our shares directly or indirectly held by ML Acquisition Company, LLC and ML RV Group, LLC, has substantial control over us and may approve or disapprove substantially all transactions and other matters requiring approval by our stockholders, including, but not limited to, the election of directors;

•

the exemptions from certain corporate governance requirements that we will qualify for, and intend to rely on, due to the fact that we are a ‘‘controlled company’’ within the meaning of the New York Stock Exchange, or NYSE, listing requirements;

•	whether we are able to realize any tax benefits that may arise from our organizational structure and any redemptions or exchanges of CWGS Enterprises, LLC common units for cash or stock; and
•	the other factors set forth under ‘‘Risk Factors’’ In Item 1A of Part I of this Annual Report on Form 10-K.

We qualify all of our forward-looking statements by these cautionary statements. The forward-looking statements in this Annual Report on Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise. For a further discussion of the risks relating to our business, see “Item 1A—Risk Factors” in Part I of this Annual Report on Form 10-K.

PART I

ITEM 1. BUSINESS

For purposes of this Annual Report on Form 10-K, we define an "Active Customer" as a customer who has transacted with us in any of the eight most recently completed fiscal quarters prior to the date of measurement. Unless otherwise indicated, the date of measurement is December 31, 2016, our most recently completed fiscal quarter. Additionally, references herein to the approximately 9 million U.S. households that own a recreational vehicle are based on The RV Consumer in 2011, an industry report published by the University of Michigan in 2011 (the "RV Survey"), which we believe to be the most recent such survey.

Our Company

We believe we are the only provider of a comprehensive portfolio of services, protection plans, products and resources for recreational vehicle (“RV”) enthusiasts. Approximately 9 million households in the U.S. own an RV, and of that installed base, we have approximately 3.3 million Active Customers. We generate recurring revenue by providing RV owners and enthusiasts the full spectrum of services, protection plans, products and resources that we believe are essential to operate, maintain and protect their RV and to enjoy the RV lifestyle. We provide these offerings through our two iconic brands: Good Sam and Camping World.

Good Sam Consumer Services and
Plans	Camping World Retail
Consumer Services	New and Used	Parts, Service	Dealership Finance
and Plans	Vehicles	and Other	and Insurance

•Extended vehicle service contracts

•Emergency roadside assistance

•Property and casualty insurance programs

•Membership clubs

•Vehicle financing and refinancing

•Travel protection

•Co‑branded credit cards

•Consumer activities and resources:

–Membership events and chapters

–Consumer shows

–Trip planning, travel directories and campground / fuel discounts

–Consumer magazines

–E‑commerce and social media

–Contact centers and technical hotlines

–Hosted online forums

•New and used travel trailers •New and used fifth wheel trailers •New and used motorhomes

•RV and auto repair and maintenance

•Installation of parts and accessories

•Collision repair

•OEM and aftermarket parts

•RV accessories, maintenance products and supplies

–Outdoor lifestyle products

–Generators and electrical

–Satellite receivers and GPS

–Towing and hitching

–RV appliances

–Essential supplies

•Vehicle financing

•Protection plans

–Extended vehicle service contracts

–Tire, wheel, paint and fabric protection

–Gap protection

–Travel protection

–Emergency roadside assistance and alert notifications

We believe our Good Sam branded offerings provide the industry’s broadest and deepest range of services, protection plans, products and resources, including: extended vehicle service contracts and insurance protection plans, roadside assistance, membership clubs and financing products. A majority of these programs are on a multi‑year or annually renewable basis. Across our extended vehicle service contracts, emergency roadside assistance, property and casualty insurance programs and membership clubs, for each of the years ended December 31, 2016, 2015 and 2014, we experienced high annual retention rates that ranged between 65% and 74%, 66% and 74%, and 63% and 76%, respectively. We also operate the Good Sam Club, which we believe is the largest RV organization in the world, with approximately 1.7 million members as of December 31, 2016. Membership benefits include a variety of discounts, exclusive benefits, specialty publications and other membership benefits, all of which we believe enhance the RV experience, drive customer engagement and provide cross‑selling opportunities for our other services, protection plans and products.

Our Camping World brand operates the largest national network of RV‑centric retail locations in the United States through our 122 retail locations in 36 states, as of December 31, 2016, and through our e‑commerce platforms. We believe we are significantly larger in scale than our next largest competitor. We provide new and used RVs, repair parts, RV accessories and supplies, RV repair and maintenance services, protection plans, travel assistance plans, RV financing, and lifestyle products and services for new and existing RV owners. Our retail locations are staffed with knowledgeable local team members, providing customers access to extensive RV expertise. Our retail locations are strategically located in key national RV markets. In 2016, our network generated approximately 3.7 million transactions, continuing to build our Active Customer database.

We attract new customers primarily through our retail locations, e‑commerce platforms and direct marketing. Once we acquire our customers through a transaction, they become part of our customer database where we leverage customized customer relationship management (“CRM”) tools and analytics to actively engage, market and sell multiple products and services. Our goal is to consistently grow our customer database through our various channels to increasingly cross‑sell our products and services.

Our Strengths

Our Iconic Brands.  With over fifty years of history dating back to 1966, we believe Camping World and Good Sam are iconic, industry defining brands that are synonymous with the RV lifestyle. Our consistent quality, breadth and depth of offerings, as well as our comprehensive range of RV lifestyle resources, have resulted in our customers having passionate loyalty to and enduring trust in our brands.

Comprehensive Portfolio of Services, Protection Plans and Products.  We believe we are the only provider of a comprehensive portfolio of services, protection plans, products and resources for RV enthusiasts. We offer more than 10,000 products and services through our retail locations and membership clubs. Our offerings are based on 50 years of experience and customer feedback from RV enthusiasts. Further, we evaluate new products and, through acquisitions or our supplier collaborations, offer certain unique products that are developed based on customer feedback, including private label products.

Customer Database.  We have over 12 million unique contacts in our database and we have approximately 3.3 million Active Customers. We use a customized CRM system and database analytics to track customers and selectively market and cross‑sell our offerings. We believe our customer database is a competitive advantage and significant barrier to entry.

Leading Market Position and Scale.  Camping World is the largest national RV retail network in the United States, and we believe Good Sam is the largest RV organization in the world, with each of our businesses having a distinct web presence through our e‑commerce platforms. Our scale and our long‑term stability make us attractive to our suppliers, financiers and real estate investors. The strong relationship with our suppliers enables us to negotiate attractive product pricing and availability. We also align with our suppliers on product development in which we leverage our customer base to provide feedback in exchange for exclusive early launch periods for new products. In recent years, we have also leveraged our supplier relationships to introduce private label products, which has improved our product availability.

Core of High Margin, Recurring Revenue.  At the core of our offerings are certain high margin products and services targeting the installed base of RV households that generate recurring revenue streams. These offerings include certain Consumer Services and Plan offerings, which we believe are characterized by increased customer engagement, such as our extended vehicle service contracts, emergency roadside assistance, property and casualty insurance programs and membership clubs. As of December 31, 2016, 2015, and 2014, we had 2.6 million, 2.5 million, and 2.4 million participants, respectively, across these Consumer Services and Plan offerings, including those who participated in more than one of our offerings. The increased engagement of our customers in these areas has led to high annual retention rates. Across our extended vehicle service contracts, emergency roadside assistance, property and casualty insurance programs and membership clubs, for each of the years ended December 31, 2016, 2015, and 2014, we experienced high annual retention rates that ranged between 65% and 74%, 66% and 74%, and 63% and 76%, respectively. These offerings also include our Retail parts, services and other offerings, which we believe to be stable and more consistent than the sale of new and used vehicles. Concentrating on our Consumer Services and Plans and Retail parts, services and other offerings has allowed us to grow a core of recurring revenue with gross margins of 57.1% and 46.4%, respectively, for the year ended December 31, 2016, which is significantly higher than our consolidated gross margins of 28.3% for the year ended December 31, 2016.

Variable Cost Structure and Capital Efficient Model.  Our decentralized and flat management structure coupled with incentive programs focused on profitability have allowed us to achieve a highly variable cost structure. Our database analytics provide us significant flexibility and meaningfully improve our marketing efficiency via nimble, targeted marketing programs. We believe our model leads to strong and stable margins through economic cycles, resulting in what we believe to be high cash flow generation, low capital expenditure requirements and impressive returns on invested capital. As a result, we have been successful in generating access to highly attractive real estate and floor plan financing terms, thereby reducing costs and significantly reducing our need for capital. This capital efficient model provides a large share of capital funding at attractive terms for new locations and acquisitions.

Experienced Team.  Our management team has an average of 21 years of industry experience. We offer highly competitive compensation tightly tied to performance, which has allowed us to attract and retain our highly experienced management team. Since 2012, our team has increased total revenue from $1.9 billion to $3.5 billion for the year ended December 31, 2016, increased net income from $42.3 million to $203.2 million for the year ended December 31, 2016 and increased Adjusted EBITDA from $129.5 million to $291.3 million for the year ended December 31, 2016. Adjusted EBITDA is a non-GAAP measure. For a reconciliation of Adjusted EBITDA to net income, the most closely comparable GAAP measure, see “Non-GAAP Financial Measures” in Item 7 of Part II of this Annual Report on Form 10-K.

Our Growth Strategy

Grow Our Active Base of Customers.  We believe our strong brands, leading market position, ongoing investment in our service platform, broad product portfolio and full suite of resources will continue to provide us with competitive advantages in targeting and capturing a larger share of consumers with whom we do not currently transact in addition to the growing number of new RV enthusiasts that will enter the market. We expect to continue to grow the Active Customer base primarily through three strategies:

•

Targeted Marketing.  We continuously work to attract new customers to our existing retail and online locations through targeted marketing, attractive introductory offerings and access to our wide array of resources for RV enthusiasts. We have focused specifically on marketing to the fast‑growing demographic of younger market entrants, and through our NASCAR Truck Series and participation at college athletic events and music festivals, we believe we attract an outsized share of younger RV owners to our platform.

•

Greenfield Retail Locations.  We establish retail locations in new and existing markets to expand our customer base. Target markets and locations are identified by employing proprietary data and analytical tools. We believe there is ample white space for additional development opportunities which, consistent with most of our locations, have the benefit of what we believe to be low‑cost land acquisition prices. We typically take eight to 14 months from site identification until we open the doors to the new store. Since 2012, we have successfully opened 13 new greenfield locations. We intend to continue to open sites that will grow our Active Customer base and present attractive risk‑adjusted returns and significant value‑creation opportunities. Our greenfield locations typically reach profitability within three months.

•

Retail Location Acquisitions.  The RV dealership industry is highly fragmented with a large number of independent RV dealers. We use acquisitions of independent dealers as a fast and capital efficient alternative to new retail location openings to expand our business and grow our customer base. While acquired sites typically remain open following an acquisition, in certain instances we may close a location following an acquisition for remodeling for a period of time generally not in excess of eight weeks. We believe our experience and scale allow us to operate these acquired locations more efficiently. Since 2012, we have successfully acquired and integrated 33 new retail locations, and in 2015, we sold two retail locations. Our acquisitions are typically profitable within two full calendar months after an acquisition, with the exception of acquisitions we consider turn‑around opportunities, which are typically profitable within two to four months. We intend to continue to pursue acquisitions that will grow our Active Customer base and present attractive risk‑adjusted returns and significant value‑creation opportunities.

Cross‑Sell Growing Portfolio of Services, Protection Plans and Products.  We believe our customer database of over 12 million unique contacts provides us with the opportunity to continue our growth through the cross‑selling of our products and services. We use our customized CRM system and database analytics to proactively market and cross‑sell to Active Customers. We also seek to increase the penetration of our customers who exhibit higher multi‑product attachment rates.

New Products and Vertical Acquisitions.  Introduction of new products enhances our cross‑selling effort, both by catering to evolving customer demands and by bringing in new customers. Through relationships with existing suppliers and through acquisitions, we will look to increase the new products we can offer to our customers. Similarly, an opportunistic vertical acquisition strategy allows us to earn an increased margin on our services, protection plans and products, and we evaluate such acquisitions that can allow us to capture additional sales from our customers at attractive risk‑adjusted returns.

Our Services, Protection Plans, Products and Resources

We operate through two reportable segments: Consumer Services and Plans and Retail. See Note 22 — Segment Information to our consolidated financial statements for further information regarding our reportable segments. Through our retail locations, e commerce platforms and clubs, we offer RV owners and RV enthusiasts the full spectrum of services, protection plans, products and resources that we believe are essential to operate, maintain, protect and to enjoy the RV lifestyle, including, among others:

Good Sam Offerings

Consumer Services and Plans

Extended vehicle service contracts:  We offer a mechanical breakdown insurance program developed and offered exclusively for the members of the Good Sam Club and underwritten and insured by QBE Europe Insurance Ltd (“QBE”). The contracts cover the cost of parts, labor and repairs to motorized and towable RVs as well as autos, pick-up trucks and SUVs. The contracts ensure the members will have continuous protection during the life of the contracts. QBE assumes full underwriting risk associated with the contracts and we are compensated on a commission basis. As of December 31, 2016, we had approximately 64,000 contracts in force underwritten by QBE.

Emergency roadside assistance:  We offer on-demand roadside assistance for RVs, autos and motorcycles. Our roadside assistance services include towing, jump start, tire change, mobile mechanic and other services. Membership prices range from $80 to $140 per year depending on coverage, with our Good Sam Club members receiving a discount. We contract with Signature’s Nationwide Motor Club, Inc. to handle dispatch calls through its network of tow providers and we pay a fee per incident or call. As of December 31, 2016, we had approximately 603,000 members in our emergency roadside assistance plan.

Property and casualty insurance programs:  We provide third party auto, RV, motorcycle and boat specialty insurance and home insurance through arrangements with underwriters, including National General, Progressive, Nationwide and Safeco. For the year ended December 31, 2016, we sold, through third party insurance providers, insurance policies with an aggregate net written premium of $209 million. We do not share the underwriting risk of the insurance programs and we receive a marketing fee based on the amount of premium paid to the insurance providers.

Membership clubs:  We operate two membership clubs: The Good Sam Club and the Coast to Coast Club. The Good Sam Club members enjoy savings on purchases at Camping World retail locations, discounts on nightly rates at affiliated Good Sam RV parks and other benefits related to the RV lifestyle. We believe the Good Sam Club is the largest RV enthusiast organization in the world. The Coast to Coast Club provides access to, and savings at, private membership campgrounds and other travel related benefits. As of December 31, 2016, we had approximately 1.8 million members across our two clubs.

Vehicle financing and refinancing:  We market third party financing and refinancing solutions for new and used RVs and boats through an arrangement with Essex Credit, a Division of Bank of the West. Essex Credit provides the financing and assumes full underwriting and credit risk, and we receive a marketing fee based on the referred business.

Travel protection:  We contract with On Call International to offer travel protection plans through Good Sam TravelAssist, where On Call International primarily assumes the underwriting risk. The plans provide 24/7 coverage for medical assistance and care, medical evacuation, emergency travel services, emergency dental care and return-home services. Prices range from $70 to $130 per policy per year depending on coverage. As of December 31, 2016, we had approximately 171,000 contracts in force primarily underwritten by On Call International.

Co-branded credit cards:  We contract with Visa and Comenity Capital Bank to offer a Good Sam | Camping World Visa® branded credit card. Cardholders receive enhanced rewards points, which are referred to as REC rewards, for money spent at our retail locations, on our e-commerce platforms and at private campgrounds across the U.S. and Canada. As of December 31, 2016, we had approximately 128,000 issued and open co-branded credit card accounts.

Consumer activities and resources:

•

Membership events and chapters:  Our Good Sam Club collaborates with parks and campgrounds across the country to organize numerous events for its members. In addition, we have approximately 1,200 Good Sam Chapters across North America, which comprise smaller groups of members within the Good Sam Club that share common interests. Chapters hold campouts, plan social events and organize community volunteer opportunities. In 2016, our Good Sam Club and Chapters hosted over 70 events, which provide the social interaction associated with the RV lifestyle.

•

Consumer shows:  During 2016, we promoted and operated 18 separate consumer shows in 15 different cities across 12 different states. The primary focus of these consumer shows is to promote the RV lifestyle with the sales of new RVs, accessories and destination options. During 2016, the shows attracted in excess of 209,000 participants in total. Our consumer show division acquired five new shows in five cities in three states in the third quarter of 2016. These shows provide a strategic opportunity to expose first time buyers and existing RV enthusiasts to our products and services. To encourage participation by our Good Sam Club members, we offer members a 50% discount on admission fees.

•

Trip planning, travel directories and campground / fuel discount programs:  We help RV enthusiasts with trip planning in a variety of ways. On our Good Sam website, www.goodsamclub.com, and through our printed travel and campground directory, Good Sam RV Travel and Savings Guide, RV enthusiasts can plan trips by, among other things, searching campgrounds based on destination or particular needs and reading reviews. Good Sam Club members can search for parks that offer the Good Sam Club discount. Our fuel discount program, Good Sam Club Swipe & Save, enables our members to purchase gas, diesel and propane at discounted prices. Currently, members enjoy a 3 cent discount per gallon of gas and diesel at select service stations.

•

Consumer magazines:  We produce Trailer Life and MotorHome, two monthly consumer publications with an average monthly circulation in 2016 of 284,400 and 177,900, respectively. Both publications are produced in print and digitally and cater to the RV enthusiasts. Each publication is well recognized in the industry, with Trailer Life having celebrated its 75th anniversary in June 2016. In addition, we produce an annual RV Buyers Guide, which is sold on newsstands and distributed at most consumer shows free with the purchase of admission.

•

E-commerce and social media:  We use digital media extensively to market, sell and communicate with our customers and members. Each of our businesses has a distinct Web presence where consumers can learn about the services we provide, get rate quotes (as applicable), make purchases and interact with us on an ongoing basis. We make use of cross-selling and on-site marketing to present additional products to consumers as they visit our websites and transact business with us. We are active on social media, including Facebook, to support and promote the RV lifestyle, to engage with our customers and to reach potential new customers on an ongoing basis.

•

Contact centers and technical hotline:  We operate two multi-channel, full-service contact centers with over 260 seats. RV enthusiasts call, email, internet chat and use social media to contact us regarding products, consumer services and protection plans, concerns and anything else related to the RV lifestyle. For the year ended December 31, 2016, our contact centers handled over 2.2 million calls and responded to over 220,000 emails and social media contacts.

•

Hosted online forums: RV.net, an internet based hosted forum, experienced approximately 7.0 million visitor sessions in 2016. With volunteer moderators ensuring a positive user experience, RV owners use RV.net to share information about the RV lifestyle, for assistance with “do it yourself” projects and to otherwise discuss all matters associated with RVing.

Camping World Offerings

New and Used Vehicles

New Vehicles:  We offer a comprehensive selection of new RVs across a range of price points, classes and floor plans, from entry level travel trailers to Class A diesel pushers, at our retail locations and on our e-commerce platform. We have formed strategic alliances with leading RV manufacturers, including Thor Industries, Inc. (including Jayco, Inc. which was acquired by Thor Industries, Inc. on June 30, 2016 and operates as a wholly-owned subsidiary of Thor Industries, Inc.), Forest River, Inc., and Winnebago Industries, Inc. The table below sets forth certain information on our primary offerings for the year ended December 31, 2016.

Used Vehicles:  We sell a comprehensive selection of used RVs at our retail locations, including the vehicle types listed in the table above. The primary source of used RVs is through trade-ins at the time of the sale of new and used RVs. Used RVs are generally reconditioned in our service departments prior to sale. Used RVs that do not meet our standards for retail sale are typically sold at wholesale auctions.

For the year ended December 31, 2016, we sold approximately 48,700 new and 31,200 used vehicles at our retail locations and through our e-commerce platforms.

Parts, Services and Other

Repair and Maintenance:  We offer repair and maintenance services at our 122 retail locations nationwide as of December 31, 2016 and perform warranty repairs for RVs. With over 1,300 RV technicians, we are equipped to offer comprehensive repair and maintenance services for most RV components.

Installation of parts and accessories:  Our full-service repair facilities enable us to install all parts and accessories that we sell in our retail locations, including, among other items, towing and hitching products, satellite systems, braking systems, leveling systems and appliances. While other RV dealerships may be able to install RV parts and accessories and other retailers may be able to sell certain parts and accessories, our ability to both sell and install necessary parts and accessories affords us a competitive advantage over online retailers and big box retailers that do not have service centers designed to accommodate RVs and over RV dealerships that do not offer a comprehensive inventory of parts and accessories.

Collision repair:  We offer collision repair services at most of our service centers, and over 34% of our service facilities are equipped with full body paint booths. Our facilities are equipped to offer a wide selection of collision repair services, including fiberglass front and rear cap replacement, windshield replacement, interior remodel solutions and paint work. We perform collision repair services for a wide array of insurance carriers, including Progressive, National General and Nationwide.

OEM and aftermarket parts and accessories:  Through our retail stores and e-commerce platform, we offer a comprehensive range of original and aftermarket RV parts, accessories and supplies, including towing and hitching, satellite and GPS systems, appliances and furniture, leveling systems, breaking systems, generators and electrical products, supplies and other products necessary or desirable for the RV enthusiast and RV lifestyle.

Dealership Finance and Insurance

Vehicle financing:  Through arrangements with third party lenders, such as Bank of America, Bank of the West, US Bank, Ally Bank and M&T Bank, and other regional and local banks and credit unions, we are able to provide financing for most new and used RVs we sell through our retail locations. Generally, our financing transactions are structured through long-term retail installment sales contracts (with terms of up to 20 years), which we enter into with our customers on behalf of our third-party lenders, which have provided initial, non-binding approval to assume our position as creditor. The retail installment sales contracts are assigned on a non-recourse basis, with the third-party lender assuming underwriting and credit risk. In 2016, we arranged financing transactions for approximately 65% of our total annual number of new and used units sold.

Protection Plans:  We offer and sell a variety of protection plans and services to the purchasers of our RVs as part of the delivery process, including, among others, our Good Sam branded extended vehicle service contracts, emergency roadside assistance and travel assist plans, and gap, wheel, tire and fabric protection plans. These products are primarily underwritten and administered by independent third parties, and we are primarily compensated on a commission basis.

Customers and Markets

The estimated number of U.S. households that own an RV is approximately 9 million, which we believe has grown consistently over the past 20 years, including during the last economic downturn. We have approximately 3.3 million Active Customers and aim to market and sell our services, protection plans, products and resources to the growing number of new market entrants.

The recreational vehicle industry is characterized by RV enthusiasts’ investment in, and steadfast commitment to, the RV lifestyle. Owners spend on insurance, extended service contracts, roadside assistance and regular maintenance in order to protect and maintain their RV. They typically invest in new accessories and the necessary installation costs as they upgrade their RV. They also spend on services and resources as they plan, engage in, and return from their road trips. Furthermore, based on industry research and management’s estimates, we believe that RV owners typically trade-in to buy another RV every four to five years.

In 2016, approximately 431,000 new RVs were shipped by manufacturers. Overall, from 2009 to 2016, the number of RV shipments grew by 15% annually. There are two main categories of RVs: motorhomes (motorized units) and towables (units that are towed behind a car, van or pickup). Motorized units include Class C Motorhomes, with prices for new units typically ranging from $50,000 to $100,000, Class A Gas Motorhomes, with prices for new units typically ranging from $65,000 to $160,000, Class A Diesel Motorhomes, with prices for new units typically ranging from $120,000 to $500,000, and Class B Motorhomes, with prices for new units typically ranging from $71,000 to $104,000. Towable units include travel trailers with prices for new units typically ranging from $8,000 to $60,000 and fifth wheel trailers, with prices for new units typically ranging from $24,000 to $90,000. According to data gathered by Statistical Surveys, Inc., which tracks the number of RV registrations in every state except Hawaii and Alaska, from 2010 to 2016, the annual new unit sales growth of diesel motorhomes, gas motorhomes and towables was 4.0%, 18.1% and 12.0%, respectively. RV manufacturers are now producing more innovative models, such as lightweight towables and smaller, fuel efficient motorhomes. In addition, green technologies, such as solar panels and energy efficient components are appearing on an increasing number of RVs.

Generally, used RVs are sold at a lower price level than comparable new RVs and the sale of used vehicles has historically been more stable through business cycles than the sale of new vehicles.

We believe RV trips remain the least expensive type of vacation and allow RV owners to travel more while spending less. RV trips offer savings on a variety of vacation costs, including, among others, airfare, lodging and dining. While fuel costs are a component of the overall vacation cost, we believe fluctuations in fuel prices are not a significant factor affecting a family’s decision to take RV trips. We believe the average annual mileage use of an RV is between 3,000 miles and 5,000 miles.

The RV owner installed base has benefited positively from the aging and the increased industry penetration of the baby boomer consumer demographic, those aged 52 to 70 years old. In addition to growth from baby boomers, the RVIA estimates the fastest growing RV owner age group includes Generation X consumers, those currently 35 to 54 years old. The U.S. Census Bureau estimates that approximately 84 million Americans were of the age 35 to 54 years old in 2014. Furthermore, according to the RV Survey, RV ownership is most concentrated among those 35 to 64 years old and the median age of an RV owner is 48 years old.

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

Our Camping World Stores

As of December 31, 2016, we operated 122 Camping World retail locations across 36 states. Our retail locations are strategically located in key RV markets. Generally, our retail locations provide repair and installation services, collision repair, parts, services and accessories for RVs and RV enthusiasts, and 105 of our locations sell new and used RVs. We believe our retail store strategy of offering a comprehensive range of parts, services, accessories, products, and in most instances, new and used RVs, generates powerful cross-selling opportunities. The following map shows our retail location footprint as of December 31, 2016:

Store Design and Layout

We present our broad and deep array of services, protection plans, products and resources in a convenient and engaging atmosphere to meet the everyday needs of RV enthusiasts. Our retail locations generally range in size from approximately 30,000 to 45,000 square feet and are typically situated on approximately eight to 18 acres. Approximately 15% of typical retail location floor space is devoted to a new and used RV sales area; approximately 25% is devoted to the sale of RV parts, services, accessories and products, a customer service area and a technical information counter; approximately 55% is comprised of a service, repair and installation facility, which generally contains 8 to 30 repair, installation and collision bays; and approximately 5% is allocated to office and warehouse space. Large parking areas provide sufficient space to facilitate maneuvering of RVs, and the area devoted to new and used RV inventory typically ranges from five to 12 acres.

Our retail locations feature service centers staffed with expert, in-house trained product specialists and are equipped with merchandise demonstrations to assist in educating customers about RV performance products. Our retail locations also provide opportunities to promote a more interactive and consultative selling environment. Our staff is trained to cross-sell and explain the benefits of our breadth of services, protection plans and products to which our customers have become accustomed, such as extended service contracts, emergency roadside assistance products, club memberships, discount camping and travel assistance.

We regularly refresh our retail locations to enhance the customers’ shopping experience and maximize product and service offerings. New products and services are introduced in order to capitalize on the advances of the RV industry and to satisfy our customers’ needs. Store dress, promotional signage and directional signage are also periodically refreshed to further enhance our customers’ shopping experience at our retail locations.

Expansion Opportunities and Site Selection

Our disciplined expansion and acquisition strategy focuses on growing our Active Customer base. We have developed a rigorous and flexible process that employs proprietary data and analytical tools to identify target markets for new store openings and acquisitions. We select sites for new locations or evaluate acquisition opportunities based on criteria such as local demographics, traffic patterns, proximity to RV parks and campgrounds, proximity to major interstates, analytics from our Active Customer database, RV sales and registrations, product availability and availability of attractive acquisition and/or lease terms. Members of our development team spend considerable time evaluating markets and prospective sites. Our prospective sites are typically located on major highways with convenient access and high visibility. Depending on market demographics, our prospective sites generally include eight to 18 acres and accommodate a 30,000 to 45,000 square foot retail footprint and five to 12 acres for RV inventory. Our greenfield locations typically reach profitability within three months. Acquisitions are typically profitable within two full calendar months after an acquisition, with the exception of acquisitions we consider turn-around opportunities, which are typically profitable within two to four months.

As the market leader, with a scalable cost structure, we have an established track record of successful acquisitions. Over the last three years ended December 31, 2016, we have spent over $100 million, net of financing under the floor plan facility (“Floor Plan Facility”), on 15 acquisitions that included 15 retail locations, at multiples of acquired EBITDA in the low to mid-single digit range. We expect most acquisitions to result in cash-on-cash payback periods of under a year, and have designed an identification, assessment, negotiation, acquisition, and closing set of processes and procedures that allow us to move quickly on opportunities.

Store Level Management and Training

Our President of Camping World oversees all retail operations. Our retail locations are each managed by a vice president of operations, each of whom is typically responsible for eight to 21 retail locations. Depending on the number of retail locations managed by any vice president of operations, the vice president of operations may have one or more market managers responsible for a smaller number of retail locations. Our vice presidents of operations have, on average, 23 years of experience in the RV industry and have been employed by us for 12 years.

Each retail location employs a general manager or a general sales manager (in either case, the “GM”) that has responsibility for the daily operations of the retail location. Areas of responsibility include inventory management, hiring, associate training and development, maintenance of the facilities, customer service and customer satisfaction. A GM’s management team includes a sales manager, a parts and accessories manager, a service manager, and a finance and insurance manager to help oversee the operations of each retail location department. A typical retail location employs approximately 40 to 100 full-time equivalent employees.

We employ a national director of inventory and a centralized inventory management team to oversee our RV inventory and provide consistency and controls in the ordering, purchasing and distribution of RV inventory. We also employ a national director of service, a national director of parts and accessories, and a national director of finance and insurance to assist in the management and training for the respective areas.

We actively seek to improve our ability to assess talent during the interview process and hire talented people and provide extensive training programs and opportunities for our employees, including, among others, new-hire training and orientations, e-learning and training modules, national training directors and certification programs for our RV technicians.

Product Sourcing and Distribution

Sourcing

New and Used RVs

We generally acquire new RVs for retail sale directly from the applicable manufacturer. We have strategic contractual arrangements with leading RV manufacturers, including Thor Industries, Inc., Forest River, Inc., and Winnebago Industries, Inc., with such manufacturers supplying approximately 70%, 14%, and 12%, respectively, of our new RV inventory as of December 31, 2016. According to each such company’s latest Annual Report on Form 10-K, we are the largest customer of Thor Industries, Inc. and Winnebago Industries, Inc., representing 20% and 17% of these suppliers’ latest fiscal year revenue, respectively. We maintain a central inventory management and purchasing group to manage and maintain adequate inventory levels and mix. RVs are transported directly from a manufacturer’s facility to our retail locations via a third-party transportation company.

Our strategy is to partner with financially sound manufacturers that make quality products, have adequate manufacturing capacity and distribution, and maintain an appropriate product mix. In certain instances, our manufacturing partners produce private label products exclusively available at our retail locations and through our e-commerce platforms.

Our supply arrangements with manufacturers are typically governed by dealer agreements, which are customary in the RV industry. Our dealer agreements with manufacturers are generally made on a location-by-location basis. The terms of these dealer agreements are typically subject to, among other things, us meeting all the requirements and conditions of the manufacturer’s applicable programs, us maintaining certain minimum inventory requirements and meeting certain retail sales objectives, us performing services and repairs for all owners of the manufacturer’s RVs (regardless from whom the RV was purchased) that are still under warranty and us carrying the manufacturer’s parts and accessories needed to service and repair the manufacturer’s RVs in stock at all times, us actively advertising and promoting the manufacturer’s RVs and us indemnifying the manufacturer under certain circumstances. Our dealer agreements generally designate a specific geographical territory for us, which is often exclusive to us, provided that we are able to meet the material obligations of the applicable dealer agreement. In addition, many of our dealer agreements contain stocking level requirements and certain of our dealer agreements contain contractual provisions concerning minimum advertised product pricing for current model year units. Wholesale pricing is generally established on a model year basis and is subject to change in the manufacturer’s sole discretion. In certain cases, the manufacturer may also establish a suggested retail price, below which we cannot advertise that manufacturer’s RVs.

We generally acquire used RVs from customers, primarily through trade-ins, as well as through auctions and other sources, and we generally recondition used RVs acquired for retail sale in our parts and service departments. Used RVs that we do not sell at our retail locations generally are sold at wholesale prices through auctions.

We finance the purchase of substantially all of our new RV inventory from manufacturers through our Floor Plan Facility. Used vehicles may also be financed from time to time through our Floor Plan Facility. For more information on our Floor Plan Facility, see “Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Description of Senior Secured Credit Facilities and Floor Plan Facility” included in Part II, Item 7 of this Form 10-K and Note 3 — Inventories, net and Notes Payable — Floor Plan, net to our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K.

Parts and Accessories

The purchasing activities for our parts and accessories departments are focused on RV maintenance products, outdoor lifestyle products, RV parts and accessories, such as, among others, generators and electrical, satellite receivers and GPS, towing and hitching products and RV appliances, essential supplies and other products and services necessary or desirable for the RV lifestyle. We maintain central purchasing, replenishment and distribution functions to manage inventory planning, allocate merchandise to our retail locations and oversee the replenishment of basic merchandise to our distribution centers. We have no long-term purchase commitments. During the year ended December 31, 2016, we purchased merchandise from approximately 1,300 vendors with no vendor accounting for more than approximately 7% of total merchandise purchased. During the year ended December 31, 2016, approximately 8% of our merchandise was imported directly from vendors located in foreign countries, with a substantial portion of the imported merchandise being obtained directly from vendors in China. We have established long-standing, continuous relationships with our largest vendors. We believe that the volume of merchandise we purchase from domestic and international suppliers and our ability to buy direct from manufacturers enables us to obtain merchandise at costs which compare favorably to local RV dealers and retailers.

Our merchant team located in Bowling Green, Kentucky currently manages our parts and accessories sourcing. To ensure our product offerings are tailored to local market conditions and demand, our merchant team routinely meets one-on-one with vendors, attends trade shows, reviews trade periodicals and evaluates merchandise offered by other retail and online merchants. We also consistently gather feedback and new product reviews from our store management and employees, as well as from reviews submitted by our customers. We believe this feedback is valuable to our vendor-partners and improves our access to new models and technologies.

Distribution and Fulfillment

We distribute our merchandise from three leased distribution and fulfillment centers located in Franklin, Kentucky, Bakersfield, California, and Fort Worth, Texas, which are 250,000, 169,123, and 197,400 square feet, respectively. The distribution centers support replenishment of parts and accessories for our 122 retail locations as of December 31, 2016 and manage the fulfillment of direct-to-consumer e-commerce and catalog orders. We use common carriers for replenishment of our retail locations and ship merchandise to our e-commerce customers via courier service. An experienced distribution management team leads a staff of approximately 110 full-time distribution center employees.

Our distribution centers have scalable systems and processes that we believe can accommodate continued new store growth. We use an Oracle enterprise system to procure inventory, manage online customer and retail demand and fulfill orders through the warehouse management module. Additionally, we have customized an order packing and shipping software package to handle the specific requirements of the e-commerce and retail business. We have the capability to both case pick and item pick, which is designed to ensure our retail locations have sufficient quantities of product while also allowing us to maintain in inventory slow moving but necessary items. This balance allows us to stock the right products at the necessary locations, all at the right time and in the correct quantity.

Marketing and Advertising

We market our Good Sam branded offerings through retail point of sale, websites, e-mail, direct mail, inserts, paid search, space advertisements, promotional events, member-get-a-member campaigns, and telemarketing. In 2016, retail point of sale marketing efforts accounted for approximately 68% of new paid enrollments in our Good Sam Club. We generally use our internal proprietary database for marketing and advertising. We have over 12 million unique contacts in our database and we have approximately 3.3 million Active Customers.

We market our Camping World brand through the strategic location of our retail stores in high traffic RV areas, in-store promotions, our websites, mail order catalogs, direct mail retail flyers, local TV and radio, RV and outdoor shows, billboards, newspaper, email, paid search, advertisements in national and regional industry publications, vendor co-op advertising programs, promotional events, and personal solicitations and referrals. Camping World’s principal marketing strategy is to capitalize on its broad name recognition among RV owners.

We currently operate an extensive network of RV lifestyle related websites, including www.goodsamclub.com,  www.campingworld.com and www.goodsamcamping.com, that experienced more than 70 million visitor sessions in 2016. Our websites feature RV and RV lifestyle associated content, as well as the ability to purchase parts, services and accessories that enhance the RV lifestyle. We believe our network of websites provide RV owners and enthusiasts with the most expansive access to RV related content and e-commerce in the RV industry. Our websites also allow RV owners and enthusiasts to read about the RV lifestyle, make purchases and gather more information about RV parks and other RV-related entities.

In addition to websites, our digital presence includes apps and services that enable current and potential RV owners and enthusiasts to research RVs, read product reviews written by RV experts and other RV owners and enthusiasts, plan RV trips (including mapping routes and planning which RV parks to visit) and purchase thousands of products to support their RV lifestyle. We use various digital tools and services to foster the RV lifestyle and to introduce new and/or future RV owners and enthusiasts to our network of websites and the products and services we offer. Our wide reaching digital presence provides extensive marketing for the products and services we sell, while providing the RV community with access to valuable content and tools to enhance the RV lifestyle.

We also use promotional events as marketing tools. During 2016, we promoted and operated 18 consumer shows in 15 cities across 12 states, which are primarily RV, boat and sport shows. The total audience of RV, boating, powersports and outdoor recreation enthusiasts who attended our shows during 2016 exceeded 209,000. Our consumer show division acquired shows in five cities in three states in the third quarter of 2016. In addition, we have sponsored sporting events such as the NASCAR Camping World Truck Series, NASCAR Sprint Cup Series races and the College Football Camping World Independence Bowl. Periodically, we promote the opening of each new retail location through grand opening celebrations at which we may have special events and discounted prices.

E-Commerce Platform and Digital Strategy

General

We believe our websites and other digital marketing channels enable us to provide instant, on-demand access to the wide array of content, products and services we offer. Our content, such as RV park descriptions, ratings and user reviews, encourage RV owners and enthusiasts, whether or not current customers or members, to visit our websites.

We use a combination of targeted email, social media and e-newsletters to promote ongoing communication with our customers and members. We believe that by communicating with our customers and members on an ongoing basis, we build affinity and the likelihood of a continued consumer to business relationship.

We believe our websites help attract new customers who may not live near one of our retail locations, who desire to transact business online or who are discovering us for the first time. Additionally, we believe many people who transact at our retail locations visit our websites prior to visiting our retail locations. To attract new customers to our websites we use a combination of online marketing methods, including social media, paid search, search engine optimization and other web-based marketing methods. We test new online marketing methods on an ongoing basis. Once a customer interacts with us online and elects to receive our e-newsletters and/or promotional emails, we offer ongoing email-based content delivery and promotions. We also use customer data to enable cross-selling of complementary products and services.

Our Camping World website works in concert with our retail locations and logistics operations, with orders for stocked inventory shipped from the same distribution centers that support our network of retail locations. We currently offer more than 20,000 products on www.campingworld.com and associated websites, which include products that are not available in our retail locations. To further support sales, we make use of various affiliate relationships, which helps us reach the RV community across a wide array of websites.

We continually invest in our network of websites and point of sale technology. Knowing our customers’ purchasing history provides us with the opportunity to have a greater understanding of the wants and needs of our customers. Our websites enable simplified access to all Good Sam content and services in an integrated fashion through www.goodsam.com. The Camping World website, www.campingworld.com, features access to product search and optimized product presentation, as well as shopping and checkout processes. We invest in our websites on an ongoing basis to continually improve our customers’ experience, and to increase visits and purchases by new and returning customers.

Customer Service

We believe customer service and access to a live person is a critical component of our digital marketing and sales operation. Our sales and customer service centers in Englewood, Colorado and Bowling Green, Kentucky are multi-channel, full-service contact centers. RV enthusiasts call, email, internet chat and use social media to contact us regarding products, consumer services and protection plans, concerns and anything else related to the RV lifestyle. RV enthusiasts can also speak with our customer service specialists for help with orders, to receive answers to questions and to make purchases for any product offered through our websites.

Our contact center in Englewood, Colorado is an approximately 230-seat contact center that is over 20,000 square feet. For the year ended December 31, 2016, the Englewood, Colorado contact center handled approximately 2.1 million calls and responded to over 220,000 emails and social media contacts. Our contact center in Bowling Green, Kentucky provides service and support to the Camping World internet and catalog product sales. This contact center also houses a retail support team that handles our retail location overflow calls. For the year ended December 31, 2016, this team handled over 165,000 calls. Our dual contact centers give us the opportunity to establish redundant systems that provide back up in the event of a natural disaster, electrical problems or weather issues that may affect either location.

Our contact center specialists are extensively trained to assist customers with complex orders and provide a level of service that leads to long-term customer relationships. In addition, our quality assurance team monitors contacts daily and provides the leadership team with tools to maintain sales and service standards. With low turnover, we retain our employees longer than the industry average, which we believe allows our callers to be assisted by experienced contact center agents who are familiar with the RV lifestyle and our services, protection plans and products.

Management Information Systems

We utilize sophisticated computer systems to support our operations, including a third-party dealer management system, point-of-sale registers (“POS”), enterprise resource planning system, supply chain management system, CRM, event business management system and marketing database. In addition, we utilize proprietary membership systems and data warehouses to provide analytical views of our data.

To support the applications, we have multiple data centers with advanced servers, storage and networking capabilities. We have a secure wide area network that facilitates communication within and between our offices and provides both voice and data services. Business critical systems are replicated in real time and all systems are protected with on and off site backups.

A database containing all customer activity across our various businesses and programs has been integrated into our websites and contact centers. Comprehensive information on each customer, including a profile of the purchasing activities, is made available to our CRM, POS and marketing database. We utilize information technology and analytics to actively market and sell multiple products and services to our Active Customers, including list segmentation and merge and purge programs, to select prospects for direct mail solicitations and other direct marketing efforts. We employ publishing software for publication makeup, content and advertising to support our publications operations.

Our management information systems and electronic data processing systems consist of an extensive range of retail, mail order, financial and merchandising systems, including purchasing, inventory distribution and logistics, sales reporting, accounts payable and merchandise management. Our POS and dealer management systems report comprehensive data in near real time to our data warehouses, including detailed sales volume, inventory information by product, merchandise transfers and receipts, special orders, supply orders and returns of product purchases to vendors. The registers capture Good Sam Club member numbers and associated sales and references to specific promotional campaigns. In conjunction with its nightly polling, our central computer sends price changes to registers at the point of sale. Management monitors the performance of each retail location and mail order operations to evaluate inventory levels, determine markdowns and analyze gross profit margins by product.

Competition

We face competition in all of our business segments. We believe that the principal competitive factors in our industry are breadth and depth of product selection, value pricing, convenient retail locations, technical services and customer service. Our competitors vary in size and breadth of their product offerings. We compete directly or indirectly with the following types of companies:

•	major national insurance and warranty companies, providers of roadside assistance and providers of extended vehicle service contracts;
•	other dealers of new and used RVs for sale;
•	other specialty retailers that compete with us across a significant portion of our merchandising categories through catalog or e-commerce businesses; and
•	online retailers.

Additional competitors may enter the businesses in which we currently operate. Moreover, some of our mass merchandising competitors do not currently compete in many of the product categories we offer, but may choose to offer a broader array of competing products in the future.

Trademarks and Other Intellectual Property

We own a variety of registered trademarks and service marks related to our brands and our services, protection plans, products and resources, including Good Sam and Camping World. We also own the copyrights to certain articles in our publications and numerous domain names, including www.goodsamclub.com and www.campingworld.com, among others. We believe that our trademarks and other intellectual property have significant value and are important to our marketing efforts. We do not know of any material pending claims of infringement or other challenges to our right to use our intellectual property in the United States or elsewhere.

Government Regulation

Our operations are subject to varying degrees of federal, state and local regulation, including our RV sales, vehicle financing, outbound telemarketing, direct mail, roadside assistance programs, extended vehicle service contracts and insurance activities. These laws and regulations include consumer protection laws, so-called “lemon laws,” privacy laws, escheatment laws, anti-money laundering laws and other extensive laws and regulations applicable to new and used vehicle dealers, as well as a variety of other laws and regulations. These laws also include federal and state wage and hour, anti-discrimination and other employment practices laws. Furthermore, new laws and regulations, particularly at the federal level, may be enacted that could also affect our business. See “Risk Factors — Risks Related to Our Business — Our business is subject to numerous federal, state and local regulations.” in Item 1A of Part I of this Annual Report on Form 10-K.

Motor Vehicle Laws and Regulations

Our operations are subject to the National Traffic and Motor Vehicle Safety Act, Federal Motor Vehicle Safety Standards promulgated by the United States Department of Transportation and the rules and regulations of various state motor vehicle regulatory agencies. We are also subject to federal and numerous state consumer protection and unfair trade practice laws and regulations relating to the sale, transportation and marketing of motor vehicles, including so-called “lemon laws.” Federal, state and local laws and regulations also impose upon vehicle operators various restrictions on the weight, length and width of motor vehicles that may be operated in certain jurisdictions or on certain roadways. Certain jurisdictions also prohibit the sale of vehicles exceeding length restrictions. Federal and state authorities also have various environmental control standards relating to air, water, noise pollution and hazardous waste generation and disposal.

Our financing activities with customers are subject to federal truth-in-lending, consumer leasing and equal credit opportunity laws and regulations as well as state and local motor vehicle finance laws, leasing laws, installment finance laws, usury laws and other installment sales and leasing laws and regulations, some of which regulate finance and other fees and charges that may be imposed or received in connection with motor vehicle retail installment sales. Claims arising out of actual or alleged violations of law may be asserted against us or our retail locations by individuals, a class of individuals, or governmental entities and may expose us to significant damages or other penalties, including revocation or suspension of our licenses to conduct retail operations and fines.

The Dodd-Frank Act, which was signed into law on July 21, 2010, established the CFPB, an independent federal agency funded by the United States Federal Reserve with broad regulatory powers and limited oversight from the United States Congress. Although automotive dealers are generally excluded, the Dodd-Frank Act could lead to additional, indirect regulation of automotive dealers, in particular, their sale and marketing of finance and insurance products, through its regulation of automotive finance companies and other financial institutions. In March 2013, the CFPB issued supervisory guidance highlighting its concern that the practice of automotive dealers being compensated for arranging customer financing through discretionary markup of wholesale rates offered by financial institutions (“dealer markup”) results in a significant risk of pricing disparity in violation of the ECOA. The CFPB recommended that financial institutions under its jurisdiction take steps to address compliance with the ECOA, which may include imposing controls on dealer markup, monitoring and addressing the effects of dealer markup policies, and eliminating dealer discretion to markup buy rates and fairly compensating dealers using a different mechanism that does not result in disparate impact to certain groups of consumers.

Insurance Laws and Regulations

As a marketer of insurance programs, we are subject to state rules and regulations governing the business of insurance including, without limitation, laws governing the administration, underwriting, marketing, solicitation and/or sale of insurance programs. The insurance carriers that underwrite the programs that we sell are required to file their rates for approval by state regulators. Additionally, certain state laws and regulations govern the form and content of certain disclosures that must be made in connection with the sale, advertising or offer of any insurance program to a consumer. We review all marketing materials we disseminate to the public for compliance with applicable insurance regulations. We are required to maintain certain licenses and approvals in order to market insurance programs.

Marketing Laws and Regulations

The Federal Trade Commission (the “FTC”) and each of the states have enacted consumer protection statutes designed to ensure that consumers are protected from unfair and deceptive marketing practices. We review all of our marketing materials for compliance with applicable FTC regulations and state marketing laws.

Our e-commerce business is subject to the Mail or Telephone Order Merchandise Rule and related regulations promulgated by the FTC which affect our catalog mail order operations. FTC regulations, in general, govern the solicitation of orders, the information provided to prospective customers, and the timeliness of shipments and refunds. In addition, the FTC has established guidelines for advertising and labeling many of the products we sell.

In 2003, the FTC amended its Telemarketing Sales Rule to establish a National “Do Not Call” Registry. As of September 2016, the “Do Not Call” Registry included approximately 226 million phone numbers. To comply with the rule, companies are required to match their call lists against the “Do Not Call” Registry prior to conducting outbound telemarketing and remove the names of consumers who have requested they not be called. In addition, the amended Telemarketing Sales Rule requires additional disclosures and sales practices for goods and services sold over the phone. We match our call lists with the “Do Not Call Registry” and implement telemarketing scripts to comply with this regulation.

On December 29, 2010, federal legislation entitled the “Restore Online Shoppers’ Confidence Act” was enacted (“ROSCA”). The legislation prohibits the acquisition of consumers’ credit or debit card account numbers automatically from our partners when a consumer enrolls in one of our programs immediately after making a purchase through one of our partners’ websites and requires additional disclosure relating to the online marketing of, and billing for, membership programs in the online post-transaction environment. We have put procedures in place to address compliance with ROSCA.

Effective October 2011, Florida passed legislation similar to ROSCA, but with some additional requirements, and effective January 2012, Oregon passed legislation regulating free trial offers. The Florida law, like ROSCA, requires that an online post-transaction third party seller must obtain the express informed consent of the consumer to the sale by obtaining from the consumer the full account number of the account to be charged. The Florida law also requires that online post-transaction third party sellers must send a written notice confirming the transaction to the consumer by first class U.S. mail or by email. The Oregon legislation prohibits a person from causing a consumer to incur a financial obligation as a result of accepting a free offer unless the person obtains the consumer’s billing information directly from the consumer. We have put procedures in place to address compliance with these laws.

In addition to the discussion of the Dodd-Frank Act above in connection with our automotive activities, see “— Motor Vehicle Laws and Regulations,” we are also subject to Dodd-Frank Act in connection with our various marketing efforts.

Environmental, Health and Safety Laws and Regulations

Our operations involve the use, handling, storage and contracting for recycling and/or disposal of materials such as motor oil and filters, transmission fluids, antifreeze, refrigerants, paints, thinners, batteries, cleaning products, lubricants, degreasing agents, tires and propane. Consequently, our business is subject to a complex variety of federal, state and local requirements that regulate the environment and public health and safety.

Most of our retail locations utilize aboveground storage tanks, and to a lesser extent underground storage tanks, primarily for petroleum-based products. Storage tanks are subject to periodic testing, containment, upgrading and removal requirements under the Resource Conservation and Recovery Act and its state law counterparts. Clean-up or other remedial action may be necessary in the event of leaks or other discharges from storage tanks or other sources. In addition, water quality protection programs under the federal Water Pollution Control Act (commonly known as the Clean Water Act), the Safe Drinking Water Act and comparable state and local programs govern certain discharges from some of our operations. Similarly, air emissions from our operations, such as RV painting, are subject to the federal Clean Air Act and related state and local laws. Certain health and safety standards promulgated by the Occupational Safety and Health Administration of the United States Department of Labor and related state agencies also apply.

Although we incur costs to comply with applicable environmental, health and safety laws and regulations in the ordinary course of our business, we do not presently anticipate that such costs will have a material adverse effect on our business, financial condition or results of operations. We do not have any material known environmental commitments or contingencies.

Insurance

We use a combination of insurance and self-insurance plans to provide for the potential liabilities for workers’ compensation, product liability, general liability, business interruption, property insurance, director and officers’ liability insurance, environmental, vehicle liability and employee health care benefits. Liabilities associated with the risks that are retained by us are estimated, in part, by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions. Where we have retained risk through self-insurance or similar arrangements, we utilize third party actuarial firms to assist management in assessing the financial impact of risk retention. Our results could be adversely affected by claims and other expenses related to such plans and policies if future occurrences and claims differ from these assumptions and historical trends.

Employees

As of December 31, 2016, we had 7,221 full-time and 290 part-time or seasonal employees. None of our employees are represented by a labor union or are party to a collective bargaining agreement, and we have had no labor-related work stoppages. We believe that our employee relations are good.

Seasonality

We have experienced, and expect to continue to experience, variability in revenues and net income as a result of annual seasonality in our business. Because RVs are used primarily by vacationers and campers, demand for services, protection plans, products and resources generally declines during the winter season, while sales and profits are generally highest during the spring and summer months. In addition, unusually severe weather conditions in some geographic areas may impact demand. On average over the last three years ended December 31, 2016, we generated 29.9% and 28.7% of our annual revenues in the second and third fiscal quarters, respectively, which include the spring and summer months. Additionally, the average quarterly revenue percentage generated over the last three years ended December 31, 2016 from our Consumer Services and Plans segment was 24.8%, 24.5%, 23.8% and 26.9% for the first, second, third and fourth quarters, respectively, and the average quarterly revenue percentage generated over the last three years ended December 31, 2016 from our Retail segment was 21.6%, 30.2%, 28.9% and 19.3% for the first, second, third and fourth quarters, respectively. We incur additional expenses in the second and third fiscal quarters due to higher purchase volumes, increased staffing in our retail locations and program costs. For further discussion, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Seasonality” in Item 7 of Part II of this Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS

RISK FACTORS

Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with the other information included in this Annual Report on Form 10-K. The occurrence of any of the following risks may materially and adversely affect our business, financial condition, results of operations and future prospects. In these circumstances, the market price of our Class A common stock could decline. Other events that we do not currently anticipate or that we currently deem immaterial may also affect our business, prospects, financial condition and results of operations.

Risks Related to Our Business

Our business is affected by the availability of financing to us and our customers.

Our business is affected by the availability of financing to us and our customers. Generally, RV dealers, including us, finance their purchases of inventory with financing provided by lending institutions. As of December 31, 2016, we had up to $1.165 billion in maximum borrowing capacity under the Floor Plan Facility of which $625.2 million was outstanding and an additional $539.8 million was available under the Floor Plan Facility. As of December 31, 2016, approximately 88.2% of the invoice cost of new RV inventory and no used RV inventory was financed under the Floor Plan Facility. A decrease in the availability of this type of wholesale financing or an increase in the cost of such wholesale financing could prevent us from carrying adequate levels of inventory, which may limit product offerings and could lead to reduced sales and revenues.

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

Our success depends to a significant extent on the well‑being, as well as the continued popularity and reputation for quality, of our manufacturers, particularly Thor Industries, Inc., Forest River, Inc., Winnebago Industries, Inc. and Jayco, Inc.

Thor Industries, Inc. (including Jayco, Inc. which was acquired by Thor Industries, Inc. on June 30, 2016 and operates as a wholly-owned subsidiary of Thor Industries, Inc.), Forest River, Inc., and Winnebago Industries, Inc. supplied approximately 70.4%, 13.6%, and 11.8%, respectively, of our new RV inventory as of December 31, 2016. We depend on our manufacturers to provide us with products that compare favorably with competing products in terms of quality, performance, safety and advanced features. Any adverse change in the production efficiency, product development efforts, technological advancement, marketplace acceptance, reputation, marketing capabilities or financial condition of our manufacturers, particularly Thor Industries, Inc., Forest River, Inc., and Winnebago Industries, Inc., could have a substantial adverse impact on our business. Any difficulties encountered by any of our manufacturers, particularly Thor Industries, Inc., Forest River, Inc., and Winnebago Industries, Inc., resulting from economic, financial, or other factors could adversely affect the quality and amount of products that they are able to supply to us and the services and support they provide to us.

The interruption or discontinuance of the operations of Thor Industries, Inc., Forest River, Inc., and Winnebago Industries, Inc. or other manufacturers could cause us to experience shortfalls, disruptions, or delays with respect to needed inventory. Although we believe that adequate alternate sources would be available that could replace any manufacturer as a product source, those alternate sources may not be available at the time of any interruption, and alternative products may not be available at comparable quality and prices.

Our supply arrangements with manufacturers are typically governed by dealer agreements, which are customary in the RV industry. Our dealer agreements with manufacturers are generally made on a location‑by‑location basis, and each retail location typically enters into multiple dealer agreements with multiple manufacturers. Our dealer agreements also generally provide for a one‑year term, which is typically renewed annually. The terms of our dealer agreements are typically subject to:

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

In addition, many of our dealer agreements contain stocking level requirements and certain of our dealer agreements contain contractual provisions concerning minimum advertised product pricing for current model year units. Wholesale pricing is generally established on a model year basis and is subject to change in the manufacturer’s sole discretion. In certain cases, the manufacturer may also establish a suggested retail price, below which we cannot advertise that manufacturer’s RVs. Any change, non‑renewal, unfavorable renegotiation or termination of these arrangements for any reason could adversely affect product availability and cost and our financial performance.

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

The market for services, protection plans, products and resources targeting the RV lifestyle or RV enthusiast is highly fragmented and competitive. Competitive factors that drive the RV market are price, product and service features, technology, performance, reliability, quality, availability, variety, delivery and customer service. We compete directly or indirectly with the following types of companies:

•	major national insurance and warranty companies, providers of roadside assistance and providers of extended service contracts;
•	other dealers of new and used RVs;
•	other specialty retailers that compete with us across a significant portion of our merchandising categories through retail catalog or e‑commerce businesses; and
•	online retailers.

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

Since January 1, 2012, we have acquired 33 retail locations and we have sold two retail locations. Each acquired retail location operated independently prior to its acquisition by us. Our success depends, in part, on our ability to continue to make successful acquisitions and to integrate the operations of acquired retail locations, including centralizing certain functions to achieve cost savings and pursuing programs and processes that promote cooperation and the sharing of opportunities and resources among our retail locations and consumer services and plans. Unforeseen expenses, difficulties and delays frequently encountered in connection with rapid expansion through acquisitions could inhibit our growth and negatively impact our profitability.

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

On average, over the three years ended December 31, 2016, we have generated 29.9% and 28.7% of our annual revenue in the second and third fiscal quarters, respectively, which include the spring and summer months. We incur additional expenses in the second and third fiscal quarters due to higher purchase volumes, increased staffing in our retail locations and program costs. If, for any reason, we miscalculate the demand for our products or our product mix during the second and third fiscal quarters, our sales in these quarters could decline, resulting in higher labor costs as a percentage of sales, lower margins and excess inventory, which could have a material adverse effect on our business, financial condition and results of operations.

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

The operation of our business, the rate of our expansion and our ability to respond to changing business and economic conditions depend on the availability of adequate capital, which in turn depends on cash flow generated by our business and, if necessary, the availability of equity or debt capital. We also require sufficient cash flow to meet our obligations under our existing debt agreements. As of December 31, 2016, we had a credit agreement that included a $645.0 million term loan (the “New Term Loan Facility”) and $35.0 million of commitments for revolving loans and letters of credit (the “New Revolving Credit Facility” and, together with the New Term Loan Facility, the “New Senior Secured Credit Facilities”). Additionally, as of December 31, 2016, we also had up to $1.165 billion in maximum borrowing availability under the Floor Plan Facility. The Floor Plan Facility also provides a letter of credit commitment of $15.0 million. As of December 31, 2016, we had $626.8 million of term loans outstanding under the New Senior Secured Credit Facilities, net of $6.3 million of unamortized original issue discount and $11.9 million of finance costs, no revolving borrowings outstanding under the New Senior Secured Credit Facilities aside from letters of credit in the aggregate amount of $3.2 million outstanding under the New Revolving Credit Facility, and $625.2 million in floor plan notes payable outstanding under the Floor Plan Facility, with $31.8 million of additional borrowing capacity under our New Revolving Credit Facility and $539.8 million of additional borrowing capacity under our Floor Plan Facility. The proceeds from the New Term Loan Facility were used to repay the Company’s previous senior secured credit facilities (“Previous Senior Secured Credit Facilities”).

Our New Term Loan Facility, which we entered into on November 8, 2016, requires us to make quarterly principal payments of 0.25% of the outstanding principal amount thereof. The first principal payment under the New Term Loan Facility is due on March 31, 2017. We paid total cash interest on our New Senior Secured Credit Facilities of $45,000 for the portion of the fiscal quarter ended December 31, 2016 that the New Revolving Credit Facility was outstanding. No interest payments were due or paid on our New Term Loan Facility during the year ended December 31, 2016. We also paid total cash interest on our Previous Senior Secured Credit Facilities of $41.6 million and $36.8 million for the years ended December 31, 2016 and 2015, respectively, and we paid total floor plan interest on our Floor Plan Facility of $18.9 million and $12.4 million for the years ended December 31, 2016 and 2015, respectively. In addition to interest paid on our Previous Senior Secured Credit Facilities, our New Senior Secured Credit Facilities and our Floor Plan Facility, we paid cash interest of $1.4 million for the year ended December 31, 2016, and in addition to interest paid on our Previous Senior Secured Credit Facilities and our Floor Plan Facility, we paid cash interest of $8.5 million for the year ended December 31, 2015. The New Term Loan Facility also provides for an excess cash flow payment following the end of each fiscal year beginning with our fiscal year ending December 31, 2017, such that our indirect wholly-owned subsidiary, CWGS Group, LLC (the “Borrower”), will be required to prepay the term loan borrowings in an aggregate amount equal to 50% of excess cash flow for such fiscal year if the total leverage ratio is greater than 2.00 to 1.00. The required percentage of excess cash flow prepayment is reduced to 25% if the total leverage ratio is 1.50 to 1.00 or greater, but less than 2.00 to 1.00, and 0% if the total leverage ratio is less than 1.50 to 1.00. See “Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Description of Senior Secured Credit Facilities and Floor Plan Facility” in Item 7 of Part II of this Annual Report on Form 10-K and Note 7 — Long-Term Debt to our audited consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K. We are dependent to a significant extent on our ability to finance our new and certain of our used RV inventory under our Floor Plan Facility. Floor plan financing arrangements allow us to borrow money to buy a particular new RV from the manufacturer or a used RV on trade in or at auction and pay off the loan when we sell that particular RV. We may need to increase the capacity of our existing Floor Plan Facility in connection with our acquisition of dealerships and overall growth. In the event that we are unable to obtain such incremental financing, our ability to complete acquisitions could be limited.

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

In addition, the restrictive covenants in our New Senior Secured Credit Facilities and our Floor Plan Facility require us to maintain specified financial ratios. See “Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Description of Senior Secured Credit Facilities and Floor Plan Facility” in Item 7 of Part II of this Annual Report on Form 10-K and Note 7 — Long-Term Debt to our audited consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K. Our ability to comply with those financial ratios may be affected by events beyond our control, and our failure to comply with these ratios could result in an event of default.

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

We primarily rely on three fulfillment and distribution centers for our retail, e‑commerce and catalog businesses, and, if there is a natural disaster or other serious disruption at either facility, we may be unable to deliver merchandise effectively to our stores or customers.

We currently rely on three distribution and fulfillment centers located in Franklin, Kentucky, Bakersfield, California, and Fort Worth, Texas for our retail, e‑commerce and catalog businesses. We handle almost all of our e‑commerce and catalog orders through these three facilities. Any natural disaster or other serious disruption at either facility due to fire, tornado, earthquake, flood or any other cause could damage our on‑site inventory or impair our ability to use such distribution and fulfillment center. While we maintain business interruption insurance, as well as general property insurance, the amount of insurance coverage may not be sufficient to cover our losses in such an event. Any of these occurrences could impair our ability to adequately stock our stores or fulfill customer orders and harm our results of operations.

Natural disasters, whether or not caused by climate change, unusual weather condition, epidemic outbreaks, terrorist acts and political events could disrupt business and result in lower sales and otherwise adversely affect our financial performance.

The occurrence of one or more natural disasters, such as tornadoes, hurricanes, fires, floods, hail storms and earthquakes, unusual weather conditions, epidemic outbreaks such as Ebola, Zika virus or measles, terrorist attacks or disruptive political events in certain regions where our stores are located could adversely affect our business and result in lower sales. Severe weather, such as heavy snowfall or extreme temperatures, may discourage or restrict customers in a particular region from traveling to our stores or utilizing our products, thereby reducing our sales and profitability. Natural disasters including tornadoes, hurricanes, floods, hail storms and earthquakes may damage our stores or other operations, which may materially adversely affect our consolidated financial results. In addition to business interruption, our retailing business is subject to substantial risk of property loss due to the concentration of property at our retail locations. To the extent these events also impact one or more of our key suppliers or result in the closure of one or more of our distribution centers or our corporate headquarters, we may be unable to maintain inventory balances, maintain delivery schedules or provide other support functions to our stores. Any of these events could have a material adverse effect on our business, financial condition and results of operations.

We depend on our relationships with third party providers of services, protection plans, products and resources and a disruption of these relationships or of these providers’ operations could have an adverse effect on our business and results of operations.

Our business depends in part on developing and maintaining productive relationships with third party providers of services, protection plans, products and resources that we market to our customers. During the year ended December 31, 2016 we sourced our products from approximately 1,300 domestic and international vendors. Additionally, we rely on certain third party providers to support our services, protection plans, products and resources, including insurance carriers for our property and casualty insurance and extended service contracts, banks and captive financing companies for vehicle financing and refinancing, Comenity Capital Bank as the issuer of our co‑branded credit card and a tow provider network for our roadside assistance programs. We cannot accurately predict when, or the extent to which, we will experience any disruption in the supply of products from our vendors or services from our third-party providers. Any such disruption could negatively impact our ability to market and sell our services, protection plans, products and resources, which could have a material adverse effect on our business, financial condition and results of operations. In addition, Comenity Capital Bank could decline to renew our services agreement or become insolvent and unable to perform our contract, and we may be unable to timely find a replacement bank to provide these services.

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

We also are subject to risks, such as the price and availability of raw materials and fabrics, labor disputes, union organizing activity, strikes, inclement weather, natural disasters, war and terrorism and adverse general economic and political conditions that might limit our vendors’ ability to provide us with quality merchandise on a timely and cost‑efficient basis. We may not be able to develop relationships with new vendors, and products from alternative sources, if any, may be of a lesser quality and more expensive than those we currently purchase. Any delay or failure in offering quality products and services to our customers could have a material adverse effect on our business, financial condition and results of operations.

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

Additionally, we provide financing to qualified customers through a number of third party financing providers. If one or more of these third-party providers ceases to provide financing to our customers, provides financing to fewer customers or no longer provides financing on competitive terms, or if we were unable to replace the current third party providers upon the occurrence of one or more of the foregoing events, it could have a material adverse effect on our business, financial condition and results of operations.

We also offer a co‑branded credit card issued by Comenity Capital Bank, a third-party bank that manages and directly extends credit to our customers. The cardholders can earn promotional points on a variety of qualifying purchases, such as purchases at Camping World, on Good Sam purchases and at private campgrounds across the United States and Canada. We earn incentive payments from our card network partner based on the use of the credit card. A decrease in the popularity and use of our co‑branded credit card could reduce our ability to earn incentive payment income as part of the program and could have a material adverse effect on our business, financial condition and results of operations.

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

Furthermore, new and used vehicles may be sold and financed through retail installment sales contracts entered into between us and third‑party purchasers. Prior to entering into a retail installment sales contract with a third‑party purchaser, we typically have a commitment from a third‑party lender for the assignment of such retail installment sales contract, subject to final review, approval and verification of the retail installment sales contract, related documentation and the information contained therein. Retail installment sales contracts are typically assigned by us to third‑party lenders simultaneously with the execution of the retail installment sales contracts. Contracts in transit represent amounts due from third‑party lenders from whom pre‑arranged assignment agreements have been determined, and to whom the retail installment sales contract have been assigned. We recognize revenue when the applicable new or used vehicle is delivered and we have assigned the retail installment sales contract to a third‑party lender and collectability is reasonably assured. Funding from the third‑party lender is provided upon receipt, final review, approval and verification of the retail installment sales contract, related documentation and the information contained therein. Retail installment sales contracts are typically funded within ten days of the initial approval of the retail installment sales contract by the third‑party lender. Contracts in transit are included in current assets in our consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K and totaled $29.0 million and $21.9 million as of December 31, 2016 and December 31, 2015, respectively. Any defaults on these retail installment sales contracts could have a material adverse effect on our business, financial condition and results of operations.

If we are unable to retain senior executives and attract and retain other qualified employees, our business might be adversely affected.

Our success depends in part on our ability to attract, hire, train and retain qualified managerial, sales and marketing personnel. Competition for these types of personnel is high. We may be unsuccessful in attracting and retaining the personnel we require to conduct our operations successfully and, in such an event, our business could be materially and adversely affected. Our success also depends to a significant extent on the continued service and performance of our senior management team, including our Chairman and Chief Executive Officer Marcus Lemonis. The loss of any member of our senior management team could impair our ability to execute our business plan and could therefore have a material adverse effect on our business, results of operations and financial condition. Additionally, certain members of our management team, including Mr. Lemonis, currently pursue and may continue to pursue other business ventures, which could divert their attention from executing on our business plan and objectives. We do not currently maintain key‑man life insurance policies on any member of our senior management team or other key employees. We have entered into employment agreements with Marcus A. Lemonis, our Chief Executive Officer, Thomas F. Wolfe, our Chief Financial Officer and Secretary, Brent L. Moody, our Chief Operating and Legal Officer, Roger L. Nuttall, our President of Camping World, and Mark J. Boggess, our President of Good Sam Enterprises.

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

We lease substantially all of the real properties where we have operations, including, as of December 31, 2016, all 122 of our Camping World retail locations in 36 states and our three distribution centers. Our leases generally provide for fixed monthly rentals with escalation clauses and range from one to five years. There can be no assurance that we will be able to maintain our existing retail locations as leases expire, extend the leases or be able to locate alternative sites in our target markets and on favorable terms. Any failure to maintain our existing retail locations, extend the leases or locate alternative sites on favorable or acceptable terms could have a material adverse effect on our business, financial condition and results of operations.

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

We are also subject to federal and numerous state consumer protection and unfair trade practice laws and regulations relating to the sale, transportation and marketing of motor vehicles, including so‑called “lemon laws.” Federal, state and local laws and regulations also impose upon vehicle operators various restrictions on the weight, length and width of motor vehicles that may be operated in certain jurisdictions or on certain roadways. Certain jurisdictions also prohibit the sale of vehicles exceeding length restrictions. Federal and state authorities also have various environmental control standards relating to air, water, noise pollution and hazardous waste generation and disposal which affect our business and operations.

Further, certain federal and state laws and regulations affect our activities. Areas of our business affected by such laws and regulations include, but are not limited to, labor, advertising, consumer protection, real estate, promotions, quality of services, intellectual property, tax, import and export, anti‑corruption, anti‑competition, environmental, health and safety. Compliance with these laws and others may be onerous and costly, at times, and may be inconsistent from jurisdiction to jurisdiction which further complicates compliance efforts.

The Dodd‑Frank Wall Street Reform and Consumer Protection Act (the “Dodd‑Frank Act”), which was signed into law on July 21, 2010, established the Consumer Financial Protection Bureau (the “CFPB”), an independent federal agency funded by the United States Federal Reserve with broad regulatory powers and limited oversight from the United States Congress. Although automotive dealers are generally excluded, the Dodd‑Frank Act could lead to additional, indirect regulation of automotive dealers, in particular, their sale and marketing of finance and insurance products, through its regulation of automotive finance companies and other financial institutions. In March 2013, the CFPB issued supervisory guidance highlighting its concern that the practice of automotive dealers being compensated for arranging customer financing through discretionary markup of wholesale rates offered by financial institutions (dealer markup) results in a significant risk of pricing disparity in violation of The Equal Credit Opportunity Act (the “ECOA”). The CFPB recommended that financial institutions under its jurisdiction take steps to address compliance with the ECOA, which may include imposing controls on dealer markup, monitoring and addressing the effects of dealer markup policies, and eliminating dealer discretion to markup buy rates and fairly compensating dealers using a different mechanism that does not result in disparate impact to certain groups of consumers.

In addition, the Patient Protection and Affordable Care Act (the “Affordable Care Act”), which was signed into law on March 23, 2010, may increase our annual employee health care costs that we fund and has increased our cost of compliance and compliance risk related to offering health care benefits.

Furthermore, our property and casualty insurance programs that we offer through third party insurance carriers are subject to various state laws and regulations governing the business of insurance, including, without limitation, laws and regulations governing the administration, underwriting, marketing, solicitation or sale of insurance programs. Our third-party insurance carriers are required to apply for, renew, and maintain licenses issued by state, federal or foreign regulatory authorities. Such regulatory authorities have relatively broad discretion to grant, renew and revoke such licenses. Accordingly, any failure by such parties to comply with the then current licensing requirements, which may include any determination of financial instability by such regulatory authorities, could result in such regulators denying their initial or renewal applications for such licenses, modifying the terms of licenses or revoking licenses that they currently possess, which could severely inhibit our ability to market these products. Additionally, certain state laws and regulations govern the form and content of certain disclosures that must be made in connection with the sale, advertising or offer of any insurance program to a consumer. We review all marketing materials we disseminate to the public for compliance with applicable insurance regulations. We are required to maintain certain licenses and approvals in order to market insurance programs.

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

If state dealer laws are repealed or weakened, our dealerships will be more susceptible to termination, non‑renewal or renegotiation of dealer agreements.

State dealer laws generally provide that a manufacturer may not terminate or refuse to renew a dealer agreement unless it has first provided the dealer with written notice setting forth good cause and stating the grounds for termination or non‑renewal. Some state dealer laws allow dealers to file protests or petitions or attempt to comply with the manufacturer’s criteria within the notice period to avoid the termination or non‑renewal. Though unsuccessful to date, manufacturers’ lobbying efforts may lead to the repeal or revision of state dealer laws. If dealer laws are repealed in the states in which we operate, manufacturers may be able to terminate our dealer agreements without providing advance notice, an opportunity to cure or a showing of good cause. Without the protection of state dealer laws, it may also be more difficult for our dealerships to renew their dealer agreements upon expiration.

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

A failure in our e‑commerce operations, security breaches and cybersecurity risks could disrupt our business and lead to reduced sales and growth prospects and reputational damage.

Our e‑commerce business is an important element of our brands and relationship with our customers, and we expect it to continue to grow. In addition to changing consumer preferences and shifting traffic patterns and buying trends in e‑commerce, we are vulnerable to additional risks and uncertainties associated with e‑commerce sales, including rapid changes in technology, website downtime and other technical failures, security breaches, cyber‑attacks, consumer privacy concerns, changes in state tax regimes and government regulation of internet activities. Our failure to successfully respond to these risks and uncertainties could reduce our e‑commerce sales, increase our costs, diminish our growth prospects and damage our brands, which could negatively impact our results of operations and stock price.

In addition, there is no guarantee that we will be able to expand our e‑commerce business. Our competitors may have e‑commerce businesses that are substantially larger and more developed than ours, which places us at a competitive disadvantage. Although we continually update our websites, we may not be successful in implementing improved website features and there is no guarantee that such improvements will expand our e‑commerce business. If we are unable to expand our e‑commerce business, our growth plans will suffer and the price of our common stock could decline.

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

From time to time, we may be compelled to protect our intellectual property, which may involve litigation. Such litigation may be time‑consuming, expensive and distract our management from running the day‑to‑day operations of our business, and could result in the impairment or loss of the involved intellectual property. There is no guarantee that the steps we take to protect our intellectual property, including litigation when necessary, will be successful. The loss or reduction of any of our significant intellectual property rights could diminish our ability to distinguish our products from competitors’ products and retain our market share for our proprietary products. Our inability to effectively protect our proprietary intellectual property rights could have a material adverse effect on our business, results of operations and financial condition.

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

We depend on a variety of information technology systems for the efficient functioning of our business. We rely on certain hardware, telecommunications and software vendors to maintain and periodically upgrade many of these systems so that we can continue to support our business. Various components of our information technology systems, including hardware, networks, and software, are licensed to us by third party vendors. We rely extensively on our information technology systems to process transactions, summarize results and manage our business. Additionally, because we accept debit and credit cards for payment, we are subject to the Payment Card Industry Data Security Standard (the “PCI Standard”), issued by the Payment Card Industry Security Standards Council. The PCI Standard contains compliance guidelines with regard to our security surrounding the physical and electronic storage, processing and transmission of cardholder data. We are currently in compliance with the PCI Standard, however, complying with the PCI Standard and implementing related procedures, technology and information security measures requires significant resources and ongoing attention. Costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology such as those necessary to maintain compliance with the PCI Standard or with maintenance or adequate support of existing systems could also disrupt or reduce the efficiency of our operations. Any material interruptions or failures in our payment‑related systems could have a material adverse effect on our business, financial condition and results of operations.

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

We also have access to, collect or maintain private or confidential information regarding our customers, associates and suppliers, as well as our business. For example, we maintain a customer database that had over 12 million unique contacts, as of December 31, 2016. This customer database includes information about our approximately 1.8 million club members and our 3.3 million Active Customers, as of December 31, 2016. The protection of our customer, club member, associate, supplier and company data is critical to us. The regulatory environment surrounding information security and privacy is increasingly demanding, with the frequent imposition of new and constantly changing requirements across our business. In addition, customers have a high expectation that we will adequately protect their personal information from cyber‑attack or other security breaches. We have procedures in place to safeguard such data and information. However, a significant breach of club member, customer, employee, supplier, or company data could attract a substantial amount of negative media attention, damage our club member, customer and supplier relationships and our reputation, and result in lost sales, fines and/or lawsuits.

An increasingly significant portion of our sales depends on the continuing operation of our information technology and communications systems, including but not limited to our point‑of‑sale system and our credit card processing systems. Our information technology, communication systems and electronic data may be vulnerable to damage or interruption from earthquakes, acts of war or terrorist attacks, floods, fires, tornadoes, hurricanes, power loss and outages, computer and telecommunications failures, computer viruses, loss of data, unauthorized data breaches, usage errors by our associates or our contractors or other attempts to harm our systems, including cyber‑security attacks, hacking by third parties, computer viruses or other breaches of cardholder data. Some of our systems are not fully redundant, and our disaster recovery planning cannot account for all eventualities. The occurrence of a natural disaster, intentional sabotage or other unanticipated problems could result in lengthy interruptions in our service. Any errors or vulnerabilities in our systems, or damage to or failure of our systems, could result in interruptions in our services and non‑compliance with certain regulations or expose us to risk of litigation and liability, which could have a material adverse effect on our business, financial condition and results of operations. Further, we have centralized the majority of our computer systems in our facilities in Englewood, Colorado and Bowling Green, Kentucky. It is possible that an event or disaster at our facilities in Englewood, Colorado and Bowling Green, Kentucky could materially and adversely affect the performance of our company and the ability of each of our stores to operate efficiently.

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

We have a self‑insured retention (“SIR”) for products liability and personal injury matters ranging from $25,000 to $500,000 depending on the product type and when the occurrence took place. Generally, any occurrence (as defined by our insurance policies) after June 1, 2007 is subject to the $500,000 SIR. Amounts above the SIR, up to a certain dollar amount, are covered by our excess insurance policy. Currently, we maintain excess liability insurance aggregating $150.0 million with outside insurance carriers to minimize our risks related to catastrophic claims in excess of our self‑insured positions for products liability and personal injury matters. Any material change in the aforementioned factors could have an adverse impact on our results of operations. Any increase in the frequency and size of these claims, as compared to our experience in prior years, may cause the premium that we are required to pay for insurance to increase significantly and may negatively impact future SIR levels. It may also increase the amounts we pay in punitive damages, not all of which are covered by our insurance.

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

We expect to continue to grow our exclusive private brand offerings through a combination of brands that we own and brands that we license from third parties. We have invested in our development and procurement resources and marketing efforts relating to these private brand offerings. Although we believe that our private brand products offer value to our customers at each price point and provide us with higher gross margins than comparable third party branded products we sell, the expansion of our private brand offerings also subjects us to certain specific risks in addition to those discussed elsewhere in this section, such as:

•	potential mandatory or voluntary product recalls;
•	our ability to successfully protect our proprietary rights (including defending against counterfeit, knock offs, grey‑market, infringing or otherwise unauthorized goods);
•	our ability to successfully navigate and avoid claims related to the proprietary rights of third parties;
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

For the years ended December 31, 2016 and 2015, approximately 8% and 10%, respectively, of our merchandise was imported directly from vendors located in foreign countries, with a substantial portion of the imported merchandise being obtained directly from vendors in China. In addition, we believe that a significant portion of our domestic vendors obtain their products from foreign countries that may also be subject to political and economic uncertainty. We are subject to risks and uncertainties associated with changing economic, political and other conditions in foreign countries where our vendors are located, such as:

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

We could incur asset impairment charges for goodwill, intangible assets or other long‑lived assets.

We have a significant amount of goodwill, intangible assets and other long‑lived assets. At least annually, we review goodwill for impairment. Long‑lived assets, identifiable intangible assets and goodwill are also reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable from future cash flows. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. If the carrying value of a long‑lived asset is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the long‑lived asset exceeds its fair value. Our determination of future cash flows, future recoverability and fair value of our long‑lived assets includes significant estimates and assumptions. Changes in those estimates or assumptions or lower than anticipated future financial performance may result in the identification of an impaired asset and a non‑cash impairment charge, which could be material. Any such charge could adversely affect our business, financial condition and results of operations.

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

Additionally, the Continuing Equity Owners may receive payments from us under the Tax Receivable Agreement upon any redemption or exchange of their common units in CWGS, LLC, including the issuance of shares of our Class A common stock upon any such redemption or exchange. As a result, the interests of the Continuing Equity Owners may conflict with the interests of holders of our Class A common stock. For example, the Continuing Equity Owners may have different tax positions from us which could influence their decisions regarding whether and when to dispose of assets, whether and when to incur new or refinance existing indebtedness, especially in light of the existence of the Tax Receivable Agreement, and whether and when we should terminate the Tax Receivable Agreement and accelerate our obligations thereunder. In addition, the structuring of future transactions may take into consideration tax or other considerations of the Continuing Equity Owners even in situations where no similar considerations are relevant to us.

In addition, pursuant to the Voting Agreement, Crestview Advisors, L.L.C., a registered investment adviser to private equity funds, including funds affiliated with Crestview Partners II GP, L.P. (“Crestview”) has the right to designate certain of our directors (the “Crestview Directors”), which will be four Crestview Directors (unless Marcus Lemonis is no longer our Chief Executive Officer, in which case, Crestview will have the right to designate three Crestview Directors) for as long as Crestview Partners II GP, L.P. directly or indirectly, beneficially owns, in the aggregate, 32.5% or more of our Class A common stock, three Crestview Directors for so long as Crestview Partners II GP, L.P., directly or indirectly, beneficially owns, in the aggregate, less than 32.5% but 25% or more of our Class A common stock, two Crestview Directors for as long as Crestview Partners II GP, L.P., directly or indirectly, beneficially owns, in the aggregate, less than 25% but 15% or more of our Class A common stock and one Crestview Director for as long as Crestview Partners II GP, L.P., directly or indirectly, beneficially owns, in the aggregate, less than 15% but 7.5% or more of our Class A common stock (assuming in each such case that all outstanding common units in CWGS, LLC are redeemed for shares of our Class A common stock on a one for one basis). Each of ML Acquisition and ML RV Group has agreed to vote, or cause to vote, all of their outstanding shares of our Class A common stock, Class B common stock and Class C common stock at any annual or special meeting of stockholders in which directors are elected, so as to cause the election of the Crestview Directors. In addition, the ML Related Parties also have the right to designate certain of our directors (the “ML Acquisition Directors”), which will be four ML Acquisition Directors for as long as the ML Related Parties, directly or indirectly, beneficially own in the aggregate 27.5% or more of our Class A common stock, three ML Acquisition Directors for as long as the ML Related Parties, directly or indirectly, beneficially own, in the aggregate, less than 27.5% but 25% or more of our Class A common stock, two ML Acquisition Directors for as long as the ML Related Parties, directly or indirectly, beneficially own, in the aggregate, less than 25% but 15% or more of our Class A common stock and one ML Acquisition Director for as long as the ML Related Parties, directly or indirectly, beneficially own, in the aggregate, less than 15% but 7.5% or more of our Class A common stock (assuming in each such case that all outstanding common units in CWGS, LLC are redeemed for shares of our Class A common stock on a one for one basis). Moreover, ML RV Group has the right to designate one director for as long as it holds our one share of Class C common stock (the “ML RV Director”). Funds controlled by Crestview Partners II GP, L.P. have agreed to vote, or cause to vote, all of their outstanding shares of our Class A common stock and Class B common stock at any annual or special meeting of stockholders in which directors are elected, so as to cause the election of the ML Acquisition Directors and the ML RV Director. Additionally, pursuant to the Voting Agreement, we shall take commercially reasonable action to cause (i) the board of directors to be comprised at least of nine directors; (ii) the individuals designated in accordance with the terms of the Voting Agreement to be included in the slate of nominees to be elected to the board of directors at the next annual or special meeting of stockholders of the Company at which directors are to be elected and at each annual meeting of stockholders of the Company thereafter at which a director’s term expires; (iii) the individuals designated in accordance with the terms of the Voting Agreement to fill the applicable vacancies on the board of directors; and (iv) a ML Acquisition Director or the ML RV Director to be the chairperson of the board of directors (as defined in the bylaws). The Voting Agreement allows for the board of directors to reject the nomination, appointment or election of a particular director if such nomination, appointment or election would constitute a breach of the board of directors’ fiduciary duties to the Company’s stockholders or does not otherwise comply with any requirements of our amended and restated certificate of incorporation or our amended and restated bylaws or the charter for, or related guidelines of, the board of directors’ nominating and corporate governance committee.

The Voting Agreement further provides that, for so long as Crestview Partners II GP, L.P., directly or indirectly, beneficially owns, in the aggregate, 22.5% or more of our Class A common stock, or the ML Related Parties, directly or indirectly, beneficially own, in the aggregate, 22.5% or more of our Class A common stock (assuming in each such case that all outstanding common units in CWGS, LLC are redeemed for shares of our Class A common stock on a one‑for‑one basis), the approval of Crestview Partners II GP, L.P. and the ML Related Parties, as applicable, will be required for certain corporate actions. These actions include: (1) a change of control; (2) acquisitions or dispositions of assets above $100 million; (3) the issuance of securities of Camping World Holdings, Inc. or any of its subsidiaries (other than under equity incentive plans that have received the prior approval of our board of directors); (4) material amendments to our certificate of incorporation or bylaws; and (5) any change in the size of the board of directors. The Voting Agreement also provides that, for so long as either Crestview Partners II GP, L.P., directly or indirectly, beneficially owns, in the aggregate, 28% or more of our Class A common stock, or the ML Related Parties, directly or indirectly, beneficially own, in the aggregate, 28% or more of our Class A common stock (assuming in each such case that all outstanding common units of CWGS, LLC are redeemed for shares of our Class A common stock, on a one‑for‑one basis), the approval of Crestview Partners II GP, L.P. and the ML Related Parties, as applicable, will be required for the hiring and termination of our Chief Executive Officer; provided, however, that the approval of Crestview Partners II GP, L.P., and the ML Related Parties, as applicable, shall only be required at such time as Marcus Lemonis no longer serves as our Chief Executive Officer. These rights may prevent the consummation of transactions that may be in the best interests of holders of our Class A common stock.

Our amended and restated certificate of incorporation provides that the doctrine of “corporate opportunity” will not apply with respect to any director or stockholder who is not employed by us or our affiliates.

The doctrine of corporate opportunity generally provides that a corporate fiduciary may not develop an opportunity using corporate resources, acquire an interest adverse to that of the corporation or acquire property that is reasonably incident to the present or prospective business of the corporation or in which the corporation has a present or expectancy interest, unless that opportunity is first presented to the corporation and the corporation chooses not to pursue that opportunity. The doctrine of corporate opportunity is intended to preclude officers or directors or other fiduciaries from personally benefiting from opportunities that belong to the corporation. Our amended and restated certificate of incorporation provides that the doctrine of “corporate opportunity” does not apply with respect to any director or stockholder who is not employed by us or our affiliates. Any director or stockholder who is not employed by us or our affiliates therefore has no duty to communicate or present corporate opportunities to us, and has the right to either hold any corporate opportunity for their (and their affiliates’) own account and benefit or to recommend, assign or otherwise transfer such corporate opportunity to persons other than us, including to any director or stockholder who is not employed by us or our affiliates.

As a result, certain of our stockholders, directors and their respective affiliates are not be prohibited from operating or investing in competing businesses. We therefore may find ourselves in competition with certain of our stockholders, directors or their respective affiliates, and we may not have knowledge of, or be able to pursue, transactions that could potentially be beneficial to us. Accordingly, we may lose a corporate opportunity or suffer competitive harm, which could negatively impact our business or prospects.

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

We are a holding company and had no material assets as of December 31, 2016, other than our ownership of 18,935,916 common units, representing a 22.6% economic interest in the business of CWGS, LLC, and cash of $2.2 million. We have no independent means of generating revenue or cash flow, and our ability to pay dividends in the future, if any, will be dependent upon the financial results and cash flows of CWGS, LLC and its subsidiaries and distributions we receive from CWGS, LLC. There can be no assurance that our subsidiaries will generate sufficient cash flow to dividend or distribute funds to us or that applicable state law and contractual restrictions, including negative covenants in our debt instruments, will permit such dividends or distributions.

CWGS, LLC is treated as a partnership for U.S. federal income tax purposes and, as such, is not subject to any entity‑level U.S. federal income tax. Instead, taxable income is allocated to holders of its common units, including us. As a result, we incur income taxes on our allocable share of any net taxable income of CWGS, LLC. Under the terms of the CWGS LLC Agreement, CWGS, LLC is obligated to make tax distributions to holders of its common units, including us, except to the extent such distributions would render CWGS, LLC insolvent or are otherwise prohibited by law or our New Senior Secured Credit Facilities, our Floor Plan Facility or any of our future debt agreements. In addition to tax expenses, we will also incur expenses related to our operations, our interests in CWGS, LLC and related party agreements, including payment obligations under the Tax Receivable Agreement, and expenses and costs of being a public company, all of which could be significant. We intend, as its managing member, to cause CWGS, LLC to make distributions in an amount sufficient to allow us to pay our taxes and operating expenses, including any ordinary course payments due under the Tax Receivable Agreement. However, CWGS, LLC’s ability to make such distributions may be subject to various limitations and restrictions including, but not limited to, restrictions on distributions that would either violate any contract or agreement to which CWGS, LLC is then a party, including debt agreements, or any applicable law, or that would have the effect of rendering CWGS, LLC insolvent. If CWGS, LLC does not have sufficient funds to pay tax distributions or other liabilities to fund our operations, we may have to borrow funds, which could materially adversely affect our liquidity and financial condition and subject us to various restrictions imposed by any such lenders. To the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, such payments will be deferred and will accrue interest until paid; provided, however, that nonpayment for a specified period may constitute a material breach of a material obligation under the Tax Receivable Agreement and therefore may accelerate payments due under the Tax Receivable Agreement. If CWGS, LLC does not have sufficient funds to make distributions, our ability to declare and pay cash dividends may also be restricted or impaired. See “— Risks Relating to Ownership of Our Class A Common Stock.”

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

We are subject to income taxes in the United States, and our tax liabilities will be subject to the allocation of expenses in differing jurisdictions. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:

•	changes in the valuation of our deferred tax assets and liabilities;
•	expected timing and amount of the release of any tax valuation allowances;
•	expiration of, or detrimental changes in, research and development tax credit laws;
•	tax effects of equity‑based compensation;
•	costs related to intercompany restructurings; or
•	changes in tax laws, regulations or interpretations thereof.

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

At December 31, 2016, we had an aggregate of 231,064,084 shares of Class A common stock authorized but unissued, including approximately 64,835,914 shares of Class A common stock issuable, at our election, upon redemption of CWGS, LLC common units held by the Continuing Equity Owners. In connection with our IPO, CWGS, LLC entered into the CWGS LLC Agreement, and subject to certain restrictions set forth therein, the Continuing Equity Owners are entitled to have their common units redeemed from time to time at each of their options for, at our election (determined solely by our independent directors (within the meaning of the rules of the NYSE) who are disinterested), shares of our Class A common stock on a one‑for‑one basis or a cash payment equal to a volume weighted average market price of one share of Class A common stock for each common unit redeemed, in each case in accordance with the terms of the CWGS LLC Agreement; provided that, at our election (determined solely by our independent directors (within the meaning of the rules of the NYSE) who are disinterested), we may effect a direct exchange of such Class A common stock or such cash, as applicable, for such common units. The Continuing Equity Owners may exercise such redemption right for as long as their common units remain outstanding. In connection with our IPO, we also entered into a Registration Rights Agreement pursuant to which the shares of Class A common stock issued upon such redemption and the shares of Class A common stock issued to the Original Equity Owners in connection with the corporate reorganization transactions entered into in connection therewith will be eligible for resale, subject to certain limitations set forth therein.

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

Our amended and restated certificate of incorporation authorizes us to issue shares of our Class A common stock and options, rights, warrants and appreciation rights relating to our Class A common stock for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. In addition, we, CWGS, LLC and the Continuing Equity Owners are party to the CWGS LLC Agreement under which the Continuing Equity Owners (or certain permitted transferees thereof) have the right (subject to the terms of the CWGS LLC Agreement) to have their common units redeemed from time to time at each of their options by CWGS, LLC in exchange for, at our election (determined solely by our independent directors (within the meaning of the rules of the NYSE) who are disinterested), shares of our Class A common stock on a one‑for‑one basis or a cash payment equal to a volume weighted average market price of one share of Class A common stock for each common unit redeemed, in each case in accordance with the terms of the CWGS LLC Agreement; provided that, at our election (determined solely by our independent directors (within the meaning of the rules of the NYSE) who are disinterested), we may effect a direct exchange of such Class A common stock or such cash, as applicable, for such common units. The Continuing Equity Owners may exercise such redemption right for as long as their common units remain outstanding. The market price of shares of our Class A common stock could decline as a result of these redemptions or exchanges or the perception that a redemption could occur. These redemptions or exchanges, or the possibility that these redemptions or exchanges may occur, also might make it more difficult for holders of our Class A common stock to sell such stock in the future at a time and at a price that they deem appropriate.

We have reserved shares for issuance under our 2016 Incentive Award Plan (the “2016 Plan”) in an amount equal to 14,693,518 shares of Class A common stock, including, as of December 31, 2016, shares of Class A common stock issuable pursuant to 1,132,557 stock options and 145,158 restricted stock units that were granted to certain of our directors and certain of our employees in connection with our IPO. Any Class A common stock that we issue, including under our 2016 Plan or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership of holders of our Class A common stock.

In connection with our IPO, we, our officers and directors and the Original Equity Owners, subject to certain exceptions, agreed that, without the prior written consent of Goldman, Sachs & Co. and J.P. Morgan Securities LLC, on behalf of the underwriters of our IPO, we and they will not, during the period ending 180 days after October 6, 2016 (i) offer, pledge, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, lend or otherwise transfer or dispose of, directly or indirectly, beneficially any shares of Class A common stock or any securities convertible into or exercisable or exchangeable for shares of Class A common stock; (ii) file any registration statement with the SEC relating to the offering of any shares of Class A common stock or any securities convertible into or exercisable or exchangeable for Class A common stock; or (iii) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of Class A common stock, subject to certain exceptions. Goldman, Sachs & Co. and J.P. Morgan Securities LLC, in their sole discretion, may release the Class A common stock and other securities subject to the lock‑up agreements described above in whole or in part at any time with or without notice.

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

In the future, we may also issue additional securities if we need to raise capital, including, but not limited to, in connection with acquisitions, which could constitute a material portion of our then‑outstanding shares of Class A common stock.

Our Class A common stock price may be volatile or may decline regardless of our operating performance.

Volatility in the market price of our Class A common stock may prevent you from being able to sell your shares at or above the price you paid for such shares. Many factors, which are outside our control, may cause the market price of our Class A common stock to fluctuate significantly, including those described elsewhere in this “Risk Factors” section and this Annual Report on Form 10-K, as well as the following:

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

CWGS, LLC intends to make a regular quarterly cash distribution to its common unit holders of approximately $0.08 per common unit, and we intend to use all of the proceeds from such distribution on our common units to declare cash dividends on our Class A common stock. Our first regular quarterly cash dividend was paid during the quarter ended December 31, 2016. CWGS, LLC shall make cash distributions in accordance with the CWGS LLC Agreement in an amount sufficient for us to pay any expenses incurred by us in connection with the regular quarterly cash dividend, along with any of our other operating expenses and other obligations. In addition, we currently intend to pay a special cash dividend of all or a portion of the Excess Tax Distribution to the holders of our Class A common stock from time to time, subject to the discretion of our board of directors. However, the payment of future dividends on our Class A common stock will be subject to our discretion as the sole managing member of CWGS, LLC, the discretion of our board of directors and will depend on, among other things, our results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, restrictions in our debt agreements and in any preferred stock, business prospects and other factors that our board of directors may deem relevant. Our New Senior Secured Credit Facilities and our Floor Plan Facility also effectively limit our ability to pay dividends. Additionally, our ability to distribute any Excess Tax Distribution will also be subject to no early termination or amendment of the Tax Receivable Agreement, as well as the amount of tax distributions actually paid to us and our actual tax liability. As a consequence of these limitations and restrictions, we may not be able to make, or may have to reduce or eliminate, the payment of dividends on our Class A common stock. Accordingly, you may have to sell some or all of your Class A common stock after price appreciation in order to generate cash flow from your investment. You may not receive a gain on your investment when you sell your Class A common stock and you may lose the entire amount of the investment. Additionally, any change in the level of our dividends or the suspension of the payment thereof could adversely affect the market price of our Class A common stock.

Delaware law and certain provisions in our amended and restated certificate of incorporation may prevent efforts by our stockholders to change the direction or management of our company.

We are a Delaware corporation, and the anti‑takeover provisions of Delaware law impose various impediments to the ability of a third party to acquire control of us, even if a change of control would be beneficial to our existing stockholders. In addition, our amended and restated certificate of incorporation and our amended and restated bylaws contain provisions that may make the acquisition of our Company more difficult without the approval of our board of directors, including, but not limited to, the following:

•	our board of directors is classified into three classes, each of which serves for a staggered three‑year term;
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

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Sarbanes‑Oxley Act of 2002, as amended (the “Sarbanes‑Oxley Act”). The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes‑Oxley Act requires, among other things, that we establish and maintain effective internal control over financial reporting. As a result, we have incurred, and will continue to incur, significant legal, accounting and other expenses that we did not previously incur prior to our IPO.

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

Furthermore, as a public company, we will continue to incur additional legal, accounting and other expenses that have not been reflected in our historical financial statements for periods prior to the IPO included in Item 8 of Part II of this Annual Report on Form 10-K. In addition, rules implemented by the SEC and the NYSE have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Our management and other personnel have devoted, and will need to continue to devote, a substantial amount of time to these compliance initiatives. These rules and regulations result in our incurring legal and financial compliance costs and have made, and will continue to make, some activities more time‑consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified people to serve on our board of directors, our board committees or as executive officers.

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

In addition, as a public company we are required to document and test our internal control over financial reporting pursuant to Section 404 of the Sarbanes‑Oxley Act so that our management can certify as to the effectiveness of our internal control over financial reporting by the time our second annual report is filed with the SEC and thereafter, which will require us to document and make significant changes to our internal control over financial reporting. Likewise, our independent registered public accounting firm will be required to provide an attestation report on the effectiveness of our internal control over financial reporting.

If our senior management is unable to conclude that we have effective internal control over financial reporting, or to certify the effectiveness of such controls, or if our independent registered public accounting firm cannot render an unqualified opinion on management’s assessment and the effectiveness of our internal control over financial reporting, or if material weaknesses in our internal control over financial reporting are identified, we could be subject to regulatory scrutiny, a loss of public and investor confidence, and to litigation from investors and stockholders, which could have a material adverse effect on our business and the price of our Class A common stock. In addition, if we do not maintain adequate financial and management personnel, processes and controls, we may not be able to manage our business effectively or accurately report our financial performance on a timely basis, which could cause a decline in our common stock price and adversely affect our results of operations and financial condition. Failure to comply with the Sarbanes‑Oxley Act could potentially subject us to sanctions or investigations by the SEC, the NYSE or other regulatory authorities, which would require additional financial and management resources.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We typically lease all of the real properties where we have operations. Our real property leases generally provide for fixed monthly rentals with annual escalation clauses. The table below sets forth certain information concerning our offices and distribution centers and the lease expiration date includes all stated option periods.

	Square Feet	Acres	Lease Expiration(1)
Office Facilities:
Lincolnshire, IL (Corporate headquarters and Dealership headquarters)	25,900		2024
Denver, CO (Consumer services and plans operations, customer contact and service center and information system functions)	60,000		2054
Bowling Green, KY (Retail administrative and information systems functions)	33,947		2054
Oxnard, CA (Publishing and administrative)	10,254		2024
Retail Distribution Centers
Bakersfield, California	169,123	13.1	2053
Franklin, Kentucky	250,000	33.0	2035
Fort Worth, Texas	197,400	5.1	2036

(1)	Assumes exercise of applicable lease renewal options.

As of December 31, 2016, we also leased 122 retail locations in 36 states where we operate our retail locations. These retail locations generally range in size from approximately 30,000 to 45,000 square feet and are typically situated on approximately eight to 18 acres. The leases for our retail locations typically have terms of 15 to 20 years, with multiple renewal terms of five years each. These leases are typically “triple net leases” that require us to pay real estate taxes, insurance and maintenance costs.

The following table lists the location by state of our 122 retail locations open as of December 31, 2016:

	Number of Retail		Number of Retail
	Locations		Locations
Alabama	4	Nevada	2
Arizona	4	New Hampshire	2
Arkansas	2	New Jersey	2
California	11	New Mexico	1
Colorado	3	New York	3
Florida	14	North Carolina	7
Georgia	5	Ohio	4
Idaho	2	Oklahoma	2
Illinois	1	Oregon	4
Indiana	2	Pennsylvania	2
Iowa	2	South Carolina	5
Kentucky	1	South Dakota	1
Louisiana	3	Tennessee	3
Massachusetts	1	Texas	7
Michigan	3	Utah	3
Minnesota	2	Virginia	2
Mississippi	3	Washington	3
Missouri	4	Wisconsin	2

ITEM 3. LEGAL PROCEEDINGS

We are engaged in various legal actions, claims and proceedings arising in the ordinary course of business, including claims related to employment-related matters, breach of contracts, products liabilities, consumer protection and intellectual property matters resulting from our business activities. We do not believe that the ultimate resolution of these pending claims will have a material adverse effect on our business, financial condition or results of operations. However, litigation is subject to many uncertainties, and the outcome of certain individual litigated matters may not be reasonably predictable and any related damages may not be estimable. Some litigation matters could result in an adverse outcome to us, and any such adverse outcome could have a material adverse effect on our business, financial condition and results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

Executive Officers and Directors of the Registrant

The following table provides information regarding the Company’s executive officers and directors (ages are as of March 13, 2017):

Name	Age	Position(s)
Marcus A. Lemonis	43	Chairman and Chief Executive Officer
Thomas F. Wolfe	55	Chief Financial Officer and Secretary
Brent L. Moody	55	Chief Operating and Legal Officer
Roger L. Nuttall	65	President of Camping World
Mark J. Boggess	61	President of Good Sam Enterprises
Stephen Adams	79	Director
Andris A. Baltins	71	Director
Brian P. Cassidy	43	Director
Mary J. George	66	Director
Daniel G. Kilpatrick	36	Director
Jeffrey A. Marcus	70	Director
K. Dillon Schickli	63	Director

Set forth below is a description of the background of each of the Company’s executive officers and directors.

Marcus A. Lemonis has served as Camping World Holdings, Inc.’s Chairman and Chief Executive Officer and on the board of directors of Camping World Holdings, Inc. since its formation, as the President and Chief Executive Officer and on the board of directors of CWGS, LLC since February 2011, as the Chief Executive Officer and on the board of directors of Good Sam Enterprises, LLC since January 2011, as President and Chief Executive Officer and on the board of directors of Camping World, Inc. since September 2006 and as the President and Chief Executive Officer and on the board of directors of FreedomRoads, LLC since May 1, 2003. Mr. Lemonis received a B.A. from Marquette University. Mr. Lemonis’ extensive experience in retail, RV and automotive, business operations and entrepreneurial ventures makes him well qualified to serve on our board of directors.

Thomas F. Wolfe has served as Camping World Holdings, Inc.’s Chief Financial Officer since its formation, as the Executive Vice President of Operations of Good Sam Enterprises, LLC from September 2011 through February 2015, the Chief Financial Officer of Good Sam Enterprises, LLC since January 2004 and as the Executive Vice President and Chief Financial officer of CWGS, LLC since January 2011. Previously, Mr. Wolfe served as Good Sam Enterprises, LLC’s Senior Vice President and Chief Financial Officer since January 2004. Prior to that time, Mr. Wolfe had been Vice President and Controller of Good Sam Enterprises, LLC since 1997. From 1991 to 1997, Mr. Wolfe was vice president of finance of Convenience Management Group, LLC, a privately-owned distributor of petroleum products and equipment. From 1989 to 1991, Mr. Wolfe was vice president and controller of First City Properties, Inc. From 1983 to 1988, Mr. Wolfe held a variety of staff and management positions at Deloitte & Touche LLP. Mr. Wolfe received a B.S. from California Polytechnic State University, San Luis Obispo.

Brent L. Moody has served as Camping World Holdings, Inc.’s Chief Operating and Legal Officer since its formation, as the Chief Operating and Legal Officer of CWGS, LLC and its subsidiaries since January 1, 2016, as the Executive Vice President and Chief Administrative and Legal Officer of CWGS, LLC from February 2011 to December 31, 2015, as the Executive Vice President and Chief Administrative and Legal Officer of Good Sam Enterprises, LLC from January 2011 to December 31, 2015, as the Executive Vice President and Chief Administrative and Legal Officer of FreedomRoads, LLC and Camping World, Inc. from 2010 until December 31, 2015, as Executive Vice President/General Counsel and Business Development of Camping World, Inc. and FreedomRoads, LLC from 2006 to 2010, as Senior Vice President/General Counsel and Business Development of Camping World, Inc. and Good Sam Enterprises, LLC from 2004 to 2006 and as Vice President and General Counsel of Camping World, Inc. from 2002 to 2004. From 1998 to 2002, Mr. Moody was a shareholder of the law firm of Greenberg Traurig, P.A. From 1996 to 1998, Mr. Moody served as vice president and assistant general counsel for Blockbuster, Inc. Mr. Moody received a J.D. from Nova Southeastern University, Shepard Broad Law Center and a B.S. from Western Kentucky University.

Roger L. Nuttall has served as President of Camping World, Inc. since January 2011, as Chief Operating Officer of FreedomRoads, LLC from January 2009 until January 2011 and as Executive Vice

President and Chief Financial Officer of FreedomRoads, LLC from November 2003 until December 2015. From 1981 to 1983, Mr. Nuttall was a partner at McKay, Nuttall and Reid, a local accounting and consulting firm. Prior to that time, from 1974 to 1981, Mr. Nuttall held a variety of staff and management positions at Grant Thornton LLP. From 1983 until 2003, Mr. Nuttall served as chief financial officer and member of the board of directors of Blaine Jensen & Sons, Inc., a multi dealership RV company. Mr. Nuttall received a B.A. from Weber State University.

Mark J. Boggess has served as the President of Good Sam Enterprises, LLC since January 2015 and as President of GS Media & Events, a division of Good Sam Enterprises, LLC, since December 2012. From April 2009 until April 2011, Mr. Boggess served as Chief Financial Officer of DirectBuy, Inc. Prior to that time, Mr. Boggess served as President and Chief Executive Officer of Camping World, Inc. from January 2004 until July 2008. From June 1993 until January 2004, Mr. Boggess served as Senior Vice President and Chief Financial Officer of Good Sam Enterprises, LLC. Previously, from June 1992 until May 1993, Mr. Boggess was vice president and chief financial officer of Hypro Corporation, a privately-owned manufacturer of fluid transfer pumps. From June 1989 until June 1992, Mr. Boggess was treasurer of Adams Communications Corporation, a holding company controlled by Stephen Adams, which owned television and radio station operations throughout the United States. Mr. Boggess received a B.B.A. from the University of Cincinnati.

Stephen Adams has served on the board of directors of Camping World Holdings, Inc. since its formation, as the chairman of the board of directors of CWGS, LLC since February 2011, as the chairman of the board of directors of Good Sam Enterprises, LLC since December 1988, as the chairman of the board of directors of Camping World, Inc. since April 1997 and as the chairman of the board of directors of FreedomRoads Holding Company, LLC since February 3, 2005. In addition, Mr. Adams is the chairman of the board of directors and the controlling shareholder of Adams Outdoor Advertising, Inc., which operates an outdoor media advertising business. From November 2011 until April 2012, Mr. Adams inadvertently failed to timely file ownership reports on Forms 4 and 5 and as of the end of calendar year 2011, as of May 15, 2012 and as of the end of calendar year 2012, Mr. Adams mistakenly failed to timely file Schedule 13G amendments with respect to an entity in which he unknowingly accumulated an interest in excess of 5%. As a result, the Securities and Exchange Commission entered an order on September 10, 2014, pursuant to which Mr. Adams agreed to cease and desist from committing or causing any violations of the requirements of Section 13(d) and 16(a) of the Exchange Act and certain of the rules promulgated thereunder and paid a civil money penalty to the SEC without admitting or denying the findings therein. In August 2009, Affinity Bank, a California depositary institution in which Mr. Adams indirectly owned a controlling interest, was closed by the California Department of Financial Institutions and the Federal Deposit Insurance Corporation was appointed as the receiver. Mr. Adams received an M.B.A. from the Stanford Graduate School of Business and a B.S. from Yale University. Mr. Adams’ long association with the Company as a chairman of the board of directors of several of its subsidiaries since he acquired Good Sam Enterprises, LLC in 1988 and his current or former ownership of a variety of businesses with significant assets and operations during his over 40 year business career, during which time he has had substantial experience in providing management oversight and strategic direction, makes him well qualified to serve on our board of directors.

Andris A. Baltins has served on the board of directors of Camping World Holdings, Inc. since its formation, on the board of directors of CWGS, LLC since February 2011 and on the board of directors of Good Sam Enterprises, LLC since February 2006. He has been a member of the law firm of Kaplan, Strangis and Kaplan, P.A. since 1979. Mr. Baltins serves as a director of various private and non profit corporations, including Adams Outdoor Advertising, Inc., which is controlled by Mr. Adams. Mr. Baltins previously served as a director of Polaris Industries, Inc. from 1995 until 2011. Mr. Baltins received a J.D. from the University of Minnesota Law School and a B.A. from Yale University. Mr. Baltins’ over 40 year legal career as an advisor to numerous public and private companies and his experience in the areas of complex business transactions, mergers and acquisitions and corporate law makes him well qualified to serve on our board of directors.

Brian P. Cassidy has served on the board of directors of Camping World Holdings, Inc. since its formation and on the board of directors of CWGS, LLC since March 2011. Mr. Cassidy is a Partner at Crestview, which he joined in 2004, and currently serves as co head of Crestview’s media and communications strategy. Mr. Cassidy has served as a director of NEP Group, Inc. since December 2012, Cumulus Media, Inc. since May 2014, Interoute Communications Holdings since April 2015 and the parent company of WideOpenWest Finance, LLC since January 2016. He is also responsible for monitoring the firm’s investment in CORE Media

Group. Mr. Cassidy previously served as a director of San Juan Cable LLC (d/b/a OneLink Communications) from May 2007 until November 2012 and ValueOptions, Inc. from December 2007 until December 2014 and was also involved with Crestview’s investments in Charter Communications, Inc. and Insight Communications, Inc. Prior to joining Crestview, Mr. Cassidy worked in private equity at Boston Ventures, where he invested in companies in the media and communications, entertainment and business services industries. Previously, he worked for one year as the acting chief financial officer of one of their portfolio companies. Prior to that time, Mr. Cassidy was an investment banking analyst at Alex. Brown & Sons, where he completed a range of financing and mergers and acquisitions assignments for companies in the consumer and business services sectors. Mr. Cassidy received an M.B.A. from the Stanford Graduate School of Business and an A.B. in Physics from Harvard College. Mr. Cassidy’s private equity investment and company oversight experience and background with respect to acquisitions, debt financings and equity financings makes him well qualified to serve on our board of directors.

Mary J. George has served on the board of directors of Camping World Holdings, Inc. since January 2017.  Ms. George has been a founding partner of Morningstar Capital Investments, LLC, an investment firm, since 2001.  Ms. George served as chief executive officer and a director at Easton Hockey Holdings Inc., a private manufacturer of ice hockey equipment, from August 2014 to December 2016. From 2002 to 2015, Ms. George held various positions, including co-chairman (2002 to 2009) and vice chairman (2009 to 2015), at Bell Automotive Products, Inc., a private manufacturer of automotive accessories.  From 1994 to 2004, Ms. George held various positions, including chief operating officer (1995 to 1998), chief executive officer (1998 to 2000), and chairman (2000 to 2004), at Bell Sports Inc., a formerly public helmet manufacturer. Ms. George also currently serves or previously served as a director of various public and private companies, including Image Entertainment, Inc., a formerly public independent distributor of home entertainment programming, from 2010 to 2012, Oakley, Inc., a public sports equipment and lifestyle accessories manufacturer, from 2004 to 2007, BRG Sports Inc. since 2013, 3 Day Blinds Inc. from 2007 to 2015, and Oreck Corporation. from 2008 to 2012.  Ms. George’s experience in sales, marketing and general management in the consumer products industry, as well as success in the development of internationally renowned branded products, provides our board of directors with greater insight in the areas of product branding and strategic growth in the consumer products industry, and makes her well-qualified to serve on our board of directors.

Daniel G. Kilpatrick has served on the board of directors of Camping World Holdings, Inc. since January 2017. Mr. Kilpatrick. Mr. Kilpatrick serves as a principal at Crestview Advisors, L.L.C., a private equity firm that he joined in 2009, where he has overseen investments in companies across a variety of industries, including media and financial services. Mr. Kilpatrick is currently on the board of directors of various private companies, including Accuride Group Holdings, Inc., NYDJ Corporation, the parent company of WideOpenWest Finance, LLC and the parent company of CORE Media Group, and was previously a director of Symbion, Inc. from August 2012 to November 2014. Mr. Kilpatrick's private equity investment and company oversight experience and background with respect to acquisitions, debt financings and equity financings makes him well-qualified to serve on our board of directors.

Jeffrey A. Marcus has served on the board of directors of Camping World Holdings, Inc. since its formation and on the board of directors of CWGS, LLC since March 2011. Mr. Marcus joined Crestview in 2004 and currently serves as co head of Crestview’s media and communications strategy. Prior to joining Crestview, Mr. Marcus served in various positions in the media and communications industry, including as President and chief executive officer of AMFM Inc. (formerly Chancellor Media Corporation) from 1998 until 1999 and as founder and chief executive officer of Marcus Cable Company, a privately held cable company, from 1989 until 1998. Mr. Marcus has served as the chairman of the board of directors of Cumulus Media, Inc. since April 2015 and on its board of directors since September 2011 and has served as the chairman of the board of directors of the parent company of WideOpenWest Finance, LLC since January 2016 and as a director of NEP Group, Inc. since December 2012. Mr. Marcus previously served as a director of DS Services of America, Inc. from September 2013 until December 2014, Charter Communications, Inc. from May 2012 until November 2013, San Juan Cable LLC (d/b/a OneLink Communications) from July 2011 until December 2012 and Insight Communications Company, Inc. from April 2010 until February 2012. Mr. Marcus received a B.A. from the University of California, Berkeley. Mr. Marcus’ extensive experience serving as a director of numerous public and private companies, operating experience as a chief executive officer in the cable television, broadcast and outdoor industries and his experience as a private equity investor with respect to acquisitions, debt financings, equity financings and public market sentiment makes him well qualified to serve on our board of directors.

K. Dillon Schickli has served on the board of directors of Camping World Holdings, Inc. since its formation and on the board of directors of CWGS, LLC since August 2011. Mr. Schickli previously served on the board of directors of CWGS, LLC from 1990 until 1995 and was chief operating officer of Affinity Group, Inc., the predecessor of Good Sam Enterprises, LLC, from 1993 until 1995. Previously, Mr. Schickli was a co investor with Crestview in DS Waters Group, Inc. (“DS Waters”) and served as vice chairman of its board of directors until it was sold to Cott Corporation in December 2014. Prior to that time, Mr. Schickli was the chief executive officer of DS Waters from June 2010 until February 2013 and subsequently led the buyout of the business by Crestview. Mr. Schickli also previously led the buyout of DS Waters from Danone Group & Suntory Ltd. in November 2005 and was also a co investor in DS Waters with Kelso & Company. Mr. Schickli served as co chief executive officer and chief financial officer of DS Waters from November 2005 until June 2010, when he became the sole chief executive officer. Mr. Schickli started his business career in the capital planning and acquisitions group of the Pepsi Cola Company after he received his M.B.A. from the University of Chicago. Mr. Schickli received a B.A. from Carleton College in 1975. Mr. Schickli’s long association with, and knowledge of, the Company, extensive experience serving as a director of other businesses, operating experience as a chief executive officer and his experience as a private equity investor with respect to acquisitions, debt financings, equity and financings makes him well qualified to serve on our board of directors.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

On October 7, 2016, our Class A common stock began trading on the New York Stock Exchange under the symbol “CWH.” Prior to that time, there was no public market for our stock. The high and low sales prices of our common stock as reported on the New York Stock Exchange during the quarter ended December 31, 2016 were $33.59 and $20.45, respectively.

Our Class B common stock and Class C common stock is neither listed nor traded on any stock exchange.

Holders of Record

As of February 23, 2017, there were 9,828 stockholders of record of our Class A common stock. As of February 23, 2017, there were two and one stockholders of record of our Class B common stock and Class C common stock, respectively.

Dividend Policy

CWGS, LLC intends to make a regular quarterly cash distribution to its common unit holders of approximately $0.08 per common unit, and we intend to use all of the proceeds from such distribution on our common units to pay a regular quarterly cash dividend of approximately $0.08 per share on our Class A common stock, subject to our discretion as the sole managing member of CWGS, LLC and the discretion of our board of directors. Holders of our Class B common stock and Class C common stock are not entitled to participate in any dividends declared by our board of directors. Our first regular quarterly cash dividend of $0.08 per share of our Class A common stock, or $1.5 million, was paid during the quarter ended December 31, 2016.

CWGS, LLC is required to make cash distributions in accordance with the CWGS LLC Agreement in an amount sufficient for us to pay any expenses incurred by us in connection with the regular quarterly cash dividend, along with any of our other operating expenses and other obligations. We believe that our cash and cash equivalents and cash provided by operating activities will be sufficient for CWGS, LLC to make this regular quarterly cash distribution for at least the next twelve months.

In addition, the CWGS LLC Agreement requires tax distributions to be made by CWGS, LLC to its members, including us. In general, tax distributions are made on a quarterly basis, to each member of CWGS, LLC, including us, based on such member's allocable share of the taxable income of CWGS, LLC (which, in our case, will be determined without regard to any Basis Adjustments described in our Tax Receivable Agreement) and an assumed tax rate based on the highest combined federal, state, and local tax rate that may potentially apply to any one of CWGS, LLC's members (currently 52.62%), regardless of the actual final tax liability of any such member. Based on the current applicable effective tax rates, we expect that (i) the assumed tax rate that will be used for purposes of determining tax distributions from CWGS, LLC will exceed our actual combined federal, state and local tax rate (assuming no changes in corporate tax rates) and (ii) the annual amount of tax distributions paid to us will exceed the sum of (A) our actual annual tax liability and (B) the annual amount payable by us under the Tax Receivable Agreement (assuming no early termination of the Tax Receivable Agreement) (such excess in clauses (A) and (B), collectively referred to herein as the "Excess Tax Distribution"). We currently intend to pay a special cash dividend of all or a portion of the Excess Tax Distribution to the holders of our Class A common stock from time to time subject to the discretion of our board of directors.

Our ability to pay cash dividends on our Class A common stock depends on, among other things, our results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, restrictions in our debt agreements and in any preferred stock, restrictions under applicable law, the extent to which such distributions would render CWGS, LLC insolvent, our business prospects and other factors that our board of directors may deem relevant. Additionally, our ability to distribute any Excess Tax Distribution will also be subject to no early termination or amendment of the Tax Receivable Agreement, as well as the amount of tax distributions actually paid to us and our actual tax liability. Furthermore, because we are a holding company, our ability to pay cash dividends on our Class A common stock depends on our receipt of cash distributions from CWGS, LLC and, through CWGS, LLC, cash distributions and dividends from its operating subsidiaries, which may further restrict our ability to pay dividends as a result of the laws of their jurisdiction of organization, agreements of our subsidiaries or covenants under any existing and future outstanding indebtedness we or our subsidiaries incur. In particular, our ability to pay any cash dividends on our Class A common stock is limited by restrictions on the ability of CWGS, LLC and our other subsidiaries and us to pay dividends or make distributions to us under the terms of our New Senior Secured Credit Facilities and Floor Plan Facility. We do not currently believe that the restrictions contained in our existing indebtedness will impair the ability of CWGS, LLC to make the distributions or pay the dividends as described above. Our dividend policy has certain risks and limitations, particularly with respect to liquidity, and we may not pay dividends according to our policy, or at all. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" and "Risk Factors—Risks Relating to Ownership of Our Class A Common Stock—Our ability to pay regular and special dividends on our Class A common stock is subject to the discretion of our board of directors and may be limited by our structure and statutory restrictions and restrictions imposed by our New Senior Secured Credit Facilities and our Floor Plan Facility as well as any future agreements" in this Annual Report on Form 10-K.

CWGS, LLC paid cash tax distributions to its members during the years ended December 31, 2016, 2015 and 2014 aggregating $103.9 million, $83.1 million and $58.0 million, respectively. CWGS, LLC also made quarterly preferred return payments to one of its members during the years ended December 31, 2016, 2015 and 2014 aggregating $6.4 million, $8.4 million and $2.1 million, respectively. Additionally, CWGS, LLC paid special cash distributions to its members aggregating $111.2 million and $137.4 million during the years ended December 31, 2016 and 2015, respectively.

Stock Performance Graph

The following graph and table illustrate the total return from October 7, 2016 through December 31, 2016, for (i) our Class A common stock, (ii) the Standard and Poor’s (“S&P”) 500 Index, and (iii) the S&P 500 Retailing Index. The comparisons reflected in the graph and table are not intended to forecast the future performance of our stock and may not be indicative of future performance. The graph and table assume that

$100 was invested on October 7, 2016 in each of our Class A common stock, the S&P 500 Index, and S&P 500 Retailing Index and that any dividends were reinvested.

COMPARISON OF CUMULATIVE TOTAL RETURN

$160
$140
$120
$100
$80
$60
$40
$20
$0
October 7, 2016
October 31, 2016
November 30, 2016
December 31, 2016
Camping World Holdings, Inc.
S&P 500 Index - Total Returns
S&P 500 Retailing Index

	October 7,	October 31,	November 30,	December 31,
	2016	2016	2016	2016
Camping World Holdings, Inc. Class A common stock	$100.00	$99.38	$124.00	$145.27
S&P 500 Index	$100.00	$98.77	$102.43	$104.45
S&P 500 Retailing Index	$100.00	$97.18	$99.83	$98.91

Recent Sales of Unregistered Securities

In connection with the reorganization transactions and our IPO on October 6, 2016, we issued (i) 7,063,716 shares of Class A common stock to funds controlled by Crestview Partners II GP, L.P. in exchange for their direct or indirect ownership interests in common units of CWGS, LLC on a one-to-one basis with no additional consideration, (ii) 69,066,445 shares of Class B common stock to funds controlled by Crestview Partners II GP, L.P. and CWGS Holding, LLC, a wholly owned subsidiary of ML Acquisition Company, LLC (of which 7,063,716 shares of Class B common stock were subsequently canceled for no consideration) for nominal consideration and (iii) one share of Class C common stock to ML RV Group, LLC for nominal consideration. The issuances of shares of Class A common stock, Class B common stock and Class C common stock described in this paragraph were made in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

Use of Proceeds from Initial Public Offering of Class A Common Stock

On October 13, 2016, we completed the IPO of our Class A common stock pursuant to a Registration Statement (File No. 333-211977), which was declared effective on October 6, 2016.

Under the Registration Statement, on October 13, 2016 we sold 11,363,636 shares of our Class A common stock at a price of $22.00 per share. Additionally, under the Registration Statement, on November 9,

2016, we sold an additional 508,564 shares of our Class A common stock at a price of $22.00 per share pursuant to the underwriters’ exercise of their option, in part, to purchase additional shares of our Class A common stock. We used all of the net proceeds to make a capital contribution to CWGS, LLC in exchange for 11,872,200 common units of CWGS, LLC. CWGS, LLC used $200.4 million of the capital contribution to repay a portion of the then outstanding borrowings under the Previous Term Loan Facility and the remainder of the capital contribution will be used for general corporate purposes, including the potential acquisition of dealerships.

There has been no material change in the use of proceeds as described in our prospectus, dated October 6, 2016, filed with the Securities and Exchange Commission (“SEC”) in accordance with Rule 424(b) of the Securities Act of 1933, as amended, on October 11, 2016.

ITEM 6. SELECTED FINANCIAL DATA

The following tables present the selected historical consolidated financial and other data for Camping World Holdings, Inc. The selected consolidated balance sheets data as of December 31, 2016 and 2015 and the selected consolidated statements of income and statements of cash flows data for each of the years in the three year period ended December 31, 2016 are derived from our audited consolidated financial statements contained in Part II, Item 8 of this Form 10-K. The selected consolidated balance sheet data as of December 31, 2014 and the selected consolidated statement of income and statement of cash flows data for the year ended December 31, 2013 have been derived from our audited consolidated financial statements not included herein. The selected consolidated balance sheets data as of December 31, 2013 and 2012 and the selected consolidated statement of income and statement of cash flows data for the year ended December 31, 2012 have been derived from our unaudited consolidated financial statements not included herein.

Certain amounts for the years ended December 31, 2015, 2014, 2013, and 2012 have been revised to correct for immaterial errors in prior periods as described in Note 1 — Summary of Significant Accounting Policies — Revisions to Prior Periods in Part II, Item 8 of this Form 10-K.

Subsequent to the IPO and the related reorganization transactions, Camping World Holdings, Inc. has been a holding company whose principal asset is its equity interest in CWGS, LLC. As the sole managing member of CWGS, LLC, Camping World Holdings, Inc. operates and controls all of the business and affairs of CWGS, LLC, and, through CWGS, LLC, conducts its business. As a result, the Company consolidates CWGS, LLC’s financial results and reports a non-controlling interest related to the common units not owned by Camping World Holdings, Inc. Such consolidation has been reflected for all periods presented. Our selected historical consolidated financial and other data does not reflect what our financial position, results of operations and cash flows would have been had we been a separate, stand-alone public company during those periods.

Our selected historical consolidated financial and other data may not be indicative of our future results of operations or future cash flows.  You should read the information set forth below in conjunction with our historical consolidated financial statements and the notes to those statements, “Item 1A. – Risk Factors,” and “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

	Fiscal Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
($ in thousands)	2016	2015	2014	2013	2012
Consolidated Statements of Income Data:
Revenue:
Consumer Services and Plans	$184,773	174,600	$162,598	166,231	166,173
Retail
New vehicles	1,866,182	1,606,465	1,174,816	1,030,687	731,168
Used vehicles	705,893	806,399	680,190	569,681	472,705
Parts, services and other	540,019	507,810	482,254	446,955	411,238
Finance and insurance, net	229,839	190,820	135,140	106,589	72,991
Subtotal	3,341,933	3,111,494	2,472,400	2,153,912	1,688,102
Total revenue	3,526,706	3,286,094	2,634,998	2,320,143	1,854,275
Gross profit:
Consumer Services and Plans	105,501	92,851	88,533	84,103	79,050
Retail
New vehicles	261,648	227,309	168,427	146,760	104,508
Used vehicles	150,780	159,463	133,568	115,244	90,278
Parts, services and other	250,833	232,821	220,527	201,781	183,905
Finance and insurance, net	229,839	190,820	135,140	106,589	72,991
Subtotal	893,100	810,413	657,662	570,374	451,682
Total gross profit	998,601	903,264	746,195	654,477	530,732
Operating expenses:
Selling, general and administrative	691,884	634,890	536,485	475,476	393,098
Depreciation and amortization	24,695	24,101	24,601	21,183	21,315
Debt restructure Expense	1,218	—	—	—	—
(Gain) loss on asset sales	(564)	(237)	33	1,803	(1,263)
Total operating expenses	717,233	658,754	561,119	498,462	413,150
Operating income	281,368	244,510	185,076	156,015	117,582
Other income (expense):
Floor plan interest expense	(18,854)	(11,248)	(10,675)	(9,980)	(8,009)
Interest expense	(48,318)	(53,377)	(46,769)	(74,728)	(78,097)
Gain on derivative instrument	—	—	—	—	3,871
Loss on debt restructure	(5,052)	—	(1,831)	(49,450)	(440)
Other income (expense)	—	1	(35)	(59)	(43)
Total other income (expense)	(72,224)	(64,624)	(59,310)	(134,217)	(82,718)
Income before income taxes	209,144	179,886	125,766	21,798	34,864
Income tax expense	(5,907)	(1,356)	(2,140)	(1,988)	7,470
Net income	203,237	178,530	123,626	19,810	42,334
Less: net income attributable to non-controlling interests	(11,576)	—	—	—	—
Net income attributable to Camping World Holdings, Inc.	$191,661	178,530	$123,626	$19,810	$42,334
Earnings per share of Class A common stock (1):
Basic	$0.11
Diluted	$0.09
Cash dividends declared per share of Class A common stock	$0.08
Consolidated Statements of Cash Flows Data:
Net cash provided by operating activities	223,710	112,143	44,064	14,623	(196)
Net cash used in investing activities	(115,703)	(176,200)	(50,225)	(46,195)	(41,665)
Net cash provided by financing activities	(85,836)	45,372	80,366	48,120	41,501
Selected Other Data:
EBITDA (2)	282,157	257,364	197,136	117,709	134,276
Adjusted EBITDA (2)	291,335	253,718	197,025	167,474	129,547
Adjusted EBITDA margin (2)	8.3%	7.7%	7.5%	7.2%	7.0%
Selected Other Operating Data:
Active Customers (3)	3,344,959	3,131,961	2,845,612	2,645,503	2,613,401

	Fiscal Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
($ in thousands)	2016	2015	2014	2013	2012
Consolidated Balance sheets data (at period end):
Cash and cash equivalents	114,196	92,025	110,710	36,505	19,957
Total assets	1,563,765	1,338,105	1,157,255	902,499	739,067
Total debt (4)	626,753	725,393	613,185	589,214	537,215
Total noncurrent liabilities	726,043	769,867	752,222	710,296	618,766
Total members'/stockholders' equity (deficit)	(28,215)	(294,860)	(242,613)	(379,521)	(367,075)

(1)	Basic and diluted earnings per Class A common stock is applicable only for periods after the Company’s IPO. See Note 21 — Earnings Per Share.

(2)

EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin are supplemental measures of our performance that are not required by, or presented in accordance with, GAAP. EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin are not measurements of our financial performance under GAAP and should not be considered as an alternative to net income, net income margin, or any other performance measure derived in accordance with GAAP, or as an alternative to cash flows from operating activities as a measure of our liquidity. See “Non-GAAP Financial Measures” in Part II, Item 7 of this Form 10-K for additional information and a reconciliation to the most directly comparable GAAP financial measure.

(3)	We define an “Active Customer” as a customer who has transacted with us in any of the eight most recently completed fiscal quarters prior to the date of measurement.
(4)

Total debt consists of borrowings under our New Senior Secured Credit Facilities and Previous Senior Secured Credit Facilities, as applicable, net of unamortized original issue discount and capitalized finance costs as of December 31, 2016, 2015, 2014, 2013 and 2012 of $6.3 million and $11.9 million, $4.9 million and $11.1 million, $4.9 million and $10.0 million, $5.2 million and $8.6 million, and $6.1 million and $18.1 million, respectively, (as discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in Part II, Item 7 of this Form 10-K). See our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K, which include all liabilities, including amounts outstanding under our Floor Plan Facility.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our Consolidated Financial Statements and notes thereto included in Part II, Item 8 of this Form 10-K. This discussion contains forward‑looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward‑looking statements as a result of various important factors, including those set forth under “Risk Factors” include in Part I, Item 1A of this Form 10-K, “Cautionary Note Regarding Forward‑Looking Statements” and in other parts of this Annual Report on Form 10-K. Except to the extent that differences among reportable segments are material to an understanding of our business taken as a whole, we present the discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations on a consolidated basis.

Overview

We believe we are the only provider of a comprehensive portfolio of services, protection plans, products, and resources for RV enthusiasts. Approximately 9 million households in the United States own an RV, and of that installed base, we have approximately 3.3 million Active Customers. We generate recurring revenue by providing RV owners and enthusiasts the full spectrum of services, protection plans, products, and resources that we believe are essential to operate, maintain, and protect their RV and to enjoy the RV lifestyle. We provide these offerings through our two iconic brands: Good Sam and Camping World.

We believe our Good Sam branded offerings provide the industry’s broadest and deepest range of services, protection plans, products, and resources, including: extended vehicle service contracts and insurance protection plans, roadside assistance, membership clubs, and financing products. A majority of these programs are on a multi‑year or annually renewable basis. Across our extended vehicle service contracts, emergency roadside assistance, property and casualty insurance programs and membership clubs, for each of the years ended December 31, 2016, 2015, and 2014, we experienced high annual retention rates that ranged between 65% and 74%, 66% and 74%, and 63% and 76%, respectively. We also operate the Good Sam Club, which we believe is the largest RV organization in the world, with over 1.7 million members as of December 31, 2016. Membership benefits include a variety of discounts, exclusive benefits, specialty publications, and other membership benefits, all of which we believe enhance the RV experience, drive customer engagement, and provide cross‑selling opportunities for our other services, protection plans, and products.

Our Camping World brand operates the largest national network of RV‑centric retail locations in the United States through our 122 retail locations in 36 states, as of December 31, 2016, and through our e‑commerce platforms. We believe we are significantly larger in scale than our next largest competitor. We provide new and used RVs, repair parts, RV accessories and supplies, RV repair and maintenance services, protection plans, travel assistance plans, RV financing, and lifestyle products and services for new and existing RV owners. Our retail locations are staffed with knowledgeable local team members, providing customers access to extensive RV expertise. Our retail locations are strategically located in key national RV markets. In 2016, our network generated approximately 3.7 million transactions, continuing to build our Active Customer database.

We attract new customers primarily through our retail locations, e‑commerce platforms, and direct marketing. Once we acquire our customers through a transaction, they become part of our customer database where we leverage customized CRM tools and analytics to actively engage, market, and sell multiple products and services. Our goal is to consistently grow our customer database through our various channels to increasingly cross‑sell our products and services.

Segments

We identify our reporting segments based on the organizational units used by management to monitor performance and make operating decisions. We have identified two reporting segments: (a) Consumer Services and Plans and (b) Retail. We provide our consumer services and plans offerings through our Good Sam brand and we provide our retail offerings through our Camping World brand. Within the Consumer Services and Plans segment, we primarily derive revenue from the sale of the following offerings: emergency roadside assistance; property and casualty insurance programs; travel assist programs; extended vehicle service contracts; co‑branded credit cards; vehicle financing and refinancing; club memberships; and publications and directories. Within the Retail segment, we primarily derive revenue from the sale of the following products: new vehicles; used vehicles; parts and service, including RV accessories and supplies; and finance and insurance. For the years ended December 31, 2016, 2015, and 2014, we generated 5.2%, 5.3%, and 6.2% of our total revenue from our Consumer Services and Plans segment, respectively, and 94.8%, 94.7%, and 93.8% of our total revenue from our Retail segment, respectively. For the years ended December 31, 2016, 2015, and 2014, we generated 10.6%, 10.3%, and 11.9% of our gross profit from our Consumer Services and Plans segment, respectively, and 89.4%, 89.7%, and 88.1% of our gross profit from our Retail segment, respectively. See Note 22 —, Segment Information to our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K.

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

The RV owner installed base has benefited positively from the aging and the increased industry penetration of the baby boomer consumer demographic, those aged 52 to 70 years old. In addition to growth from baby boomers, the RVIA estimates the fastest growing RV owner age group includes Generation X consumers, those currently 35 to 54 years old. The U.S. Census Bureau estimates that approximately 84 million Americans were of the age 35 to 54 years old in 2014.

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

We plan to take advantage of these positive trends in RV usage to pursue the following strategies to continue to grow our revenue and profits:

•

Grow our Active Base of Customers.  We believe our strong brands, leading market position, ongoing investment in our service platform, broad product portfolio, and full suite of resources will continue to provide us with competitive advantages in targeting and capturing a larger share of consumers with whom we do not currently transact in addition to the growing number of new RV enthusiasts that will enter the market. We expect to continue to grow the Active Customer base primarily through three strategies:

•

Targeted Marketing:  We continuously work to attract new customers to our existing retail and online locations through targeted marketing, attractive introductory offerings, and access to our wide array of resources for RV enthusiasts.

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

•

Cross‑Sell Products and Services.  We believe our customer database of over 12 million unique contacts provides us with the opportunity to continue our growth through the cross‑selling of our products and services. We use our customized CRM system and database analytics to proactively market and cross‑sell to Active Customers. We also seek to increase the penetration of our customers who exhibit higher multi‑product attachment rates.

•

New Products and Vertical Acquisitions.  Introduction of new products enhances our cross‑selling effort, both by catering to evolving customer demands and by bringing in new customers. Through relationships with existing suppliers and through acquisitions, we will look to increase the new products we can offer to our customers. Similarly, an opportunistic vertical acquisition strategy allows us to earn an increased margin on our services, protection plans, and products, and we evaluate such acquisitions that can allow us to capture additional sales from our customers at attractive risk‑adjusted returns.

As discussed below under “— Liquidity and Capital Resources,” we believe that our sources of liquidity and capital will be sufficient to take advantage of these positive trends in RV usage and finance our growth strategy. However, the operation of our business, the rate of our expansion and our ability to respond to changing business and economic conditions depend on the availability of adequate capital, which in turn typically depends on cash flow generated by our business and, if necessary, the availability of equity or debt capital. In addition, as we grow, we will face the risk that our existing resources and systems, including management resources, accounting and finance personnel, and operating systems, may be inadequate to support our growth. Any inability to generate sufficient cash flows from operations or raise additional equity or debt capital or retain the personnel or make the other changes in our systems that may be required to support our growth could have a material adverse effect on our business, financial condition and results of operations. See “Risk Factors — Risks Related to our Business — Our ability to operate and expand our business and to respond to changing business and economic conditions will depend on the availability of adequate capital” and “Risk Factors — Risks Related to our Business — Our expansion into new, unfamiliar markets presents increased risks that may prevent us from being profitable in these new markets. Delays in opening or acquiring new retail locations could have a material adverse effect on our business, financial condition and results of operations” included in Part I, Item 1A of this Form 10-K.

How We Generate Revenue

Revenue across each of our two reporting segments is impacted by the following key revenue drivers:

Number of Active Customers.  We define an “Active Customer” as a customer who has transacted with us in any of the eight most recently completed fiscal quarters prior to the date of measurement. As of December 31, 2016, 2015, and 2014, we had approximately 3.3 million, 3.1 million, and 2.8 million Active Customers, respectively. Our Active Customer base is an integral part of our business model and has a significant effect on our revenue. We attract new customers to our business primarily through our retail locations. Once we acquire our customers through a transaction, they become part of our customer database where we use CRM tools to cross‑sell Active Customers additional products and services.

Consumer Services and Plans.  The majority of our consumer services and plans, such as our roadside assistance, extended service contracts, insurance programs, travel assist, and our Good Sam and Coast to Coast clubs, are built on a recurring revenue model. A majority of these programs are on a multi‑year or annually renewable basis and have annualized fees typically ranging from $20 to $5,200. We believe that many of these products and services are essential for our customers to operate, maintain and protect their RVs, and to enjoy the RV lifestyle, resulting in attractive annual retention rates. As we continue to grow our consumer services and plans business, we expect to further enhance our visibility with respect to revenue and cash flow, and increase our overall profitability. As of December 31, 2016, 2015, and 2014 we had, respectively, 1.8 million, 1.7 million, and 1.6 million club members in our Good Sam and Coast to Coast clubs.

Retail Locations.  We open new retail locations through organic growth and acquisitions. Our new retail locations are one of the primary ways in which we attract new customers to our business. Our retail locations typically offer our full array of products and services, including new and used RVs, RV financing, protection plans, a selection of OEM and aftermarket repair parts, RV accessories, RV maintenance products, supplies, and outdoor lifestyle products.

The total number of new retail location openings in any period, including the mix of greenfield locations and acquired locations, the geographic location of the openings, and the timing of the incurrence of pre‑opening costs, will continue to have an impact on our revenue and profitability. When we build or acquire new retail locations, we make capital investments in facilities, fixtures, and equipment, which we amortize over time. Before we open new retail locations organically or through acquisitions, we incur pre‑opening expenses, including advertising costs, payroll expenses, travel expenses, employee training costs, rent expenses, and setup costs. For the years ended December 31, 2016, 2015 and 2014, we incurred pre‑opening expenses of $1.3 million, $1.3 million, and $1.9 million, respectively, for greenfield locations and acquired locations. While acquired sites typically remain open following an acquisition, in certain instances we may close a location following an acquisition for remodeling for a period of time generally not in excess of eight weeks. A greenfield retail location typically takes five to 12 months to open from the time we sign a lease for the location and we typically begin to incur pre‑opening expenses 60 to 90 days prior to opening. Our acquisitions are typically profitable within two full calendar months after an acquisition, with the exception of acquisitions we consider turn‑around opportunities, which are typically profitable within two to four months. Our greenfield locations typically reach profitability within three months. When we enter new markets, we may be exposed to start up times that are longer and store revenue and contribution margins that are lower than reflected in our average historical experience.

For the years ended December 31, 2016, 2015, and 2014, we opened one, two, and five greenfield locations, respectively, and acquired six, six, and three retail locations, respectively.

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

Same store sales growth is driven by increases in the number of transactions and the average transaction price. In addition to attracting new customers and cross‑selling our consumer services and plans, we also drive our sales through new product introductions, including our private label offerings. Although growth in same store sales drives our overall revenue, we have and will continue to experience volatility in same store sales from period to period, mainly due to changes in our product sales mix. Our product mix in any period is principally impacted by the number and mix of new or used RVs that we sell due to the high price points of these products compared to our other retail products and the range of price points among the types of RVs sold. See “Business” included in Part I, Item 1 of this Form 10-K for additional information regarding our retail locations and our products.

As discussed below, a decrease in same store sales resulting from product mix will not necessarily have a significant impact on our profitability because our product sales outside of new and used RVs typically carry higher margins and because margins vary among the different types of RVs sold. Through the sale of RVs, we are able to add members to our Active Customer base and increase our opportunities to cross‑sell our higher margin products and recurring consumer services and plans.

As of December 31, 2016, 2015 and 2014, we had, respectively, a base of 107, 98, and 91 same stores, of which same stores, respectively, 17, 17, and 15 did not include dealerships. For the years ended December 31, 2016, 2015 and 2014 our aggregate same store sales were $2.9 billion, $2.5 billion, and $2.2 billion, respectively. As of December 31, 2016, 2015, and 2014, we had, respectively, a total of 122, 115, and 110 retail locations.

Other Key Performance Indicators

Gross Profit and Gross Margins.  Gross profit is our total revenue less our total costs applicable to revenue. Our total costs applicable to revenue primarily consists of the cost of goods and cost of sales. Gross margin is gross profit as a percentage of revenue.

Our gross profit is variable in nature and generally follows changes in our revenue. While gross margins for our Retail segment are lower than our gross margins for our Consumer Services and Plans segment, our Retail segment generates significant gross profit and is a primary means of acquiring new customers, to which we then cross‑sell our higher margin products and services with recurring revenue. We believe the overall growth of our Retail segment will allow us to continue to drive growth in gross profits due to our ability to cross‑sell our consumer services and plans to our increasing Active Customer base. For the years ended December 31, 2016, 2015, and 2014, gross profit was $105.5 million, $92.9 million, and $88.5 million, respectively, and gross margin was 57.1%, 53.2%, and 54.4% respectively, for our Consumer Services and Plans segment, and gross profit was $893.1 million, $810.4 million, and $657.7 million, respectively, and gross margin was 26.7%, 26.0%, and 26.6%, respectively, for our Retail segment.

SG&A as a percentage of Gross Profit.  Selling, general and administrative (“SG&A”) expenses as a percentage of gross profit allows us to monitor our expense control over a period of time. SG&A consists primarily of wage‑related expenses, selling expenses related to commissions and advertising, lease expenses and corporate overhead expenses. We calculate SG&A expenses as a percentage of gross profit by dividing SG&A expenses for the period by total gross profit. For the years ended December 31, 2016, 2015 and 2014, SG&A as a percentage of gross profit was 69.3%, 70.3%, and 71.9%, respectively. We expect SG&A expenses to increase as we open new retail locations through organic growth and acquisitions, which we also expect will drive increases in revenue and gross profit. Additionally, we expect that our SG&A expenses will increase in future periods in part due to additional legal, accounting, insurance and other expenses that we expect to incur as a result of being a public company, including compliance with the Sarbanes‑Oxley Act and the related rules and regulations.

Adjusted EBITDA Margin.  Adjusted EBITDA is one of the primary metrics management uses to evaluate the financial performance of our business. Adjusted EBITDA is also frequently used by analysts, investors, and other interested parties to evaluate companies in our industry. We use Adjusted EBITDA and Adjusted EBITDA Margin to supplement GAAP measures of performance as follows:

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

We define Adjusted EBITDA as net income before other interest expense (excluding floor plan interest expense), provision for income taxes, depreciation and amortization, loss (gain) on debt restructure, loss (gain) on sale of assets and disposition of stores, monitoring fees, equity-based compensation, an adjustment to rent on right to use assets and other unusual or one‑time items. We calculate Adjusted EBITDA Margin by dividing Adjusted EBITDA by total revenue for the period. Adjusted EBITDA is not a GAAP measure of our financial performance and should not be considered as an alternative to net income as a measure of financial performance, or any other performance measure derived in accordance with GAAP. Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non‑recurring items. Additionally, Adjusted EBITDA is not intended to be a measure of discretionary cash to invest in the growth of our business, as it does not reflect tax payments, debt service requirements, capital expenditures and certain other cash costs that may recur in the future, including, among other things, cash requirements for working capital needs and cash costs to replace assets being depreciated and amortized. Management compensates for these limitations by relying on our GAAP results in addition to using Adjusted EBITDA supplementally. Our measure of Adjusted EBITDA is not necessarily comparable to similarly titled captions of other companies due to different methods of calculation. For a reconciliation of Adjusted EBITDA to net income, a reconciliation of Adjusted EBITDA Margin to net income margin, and a further discussion of how we utilize this non-GAAP financial measure, see “Non-GAAP Financial Measures” below.

Results of Operations

Certain amounts for the years ended December 31, 2015 and 2014 have been revised to correct for immaterial errors in prior periods as described in Note 1 — Summary of Significant Accounting Policies — Revisions to Prior Periods in Part II, Item 8 of this Form 10-K.

Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

The following table sets forth information comparing the components of net income for the years ended December 31, 2016 and 2015.

	Fiscal year ended
	December 31, 2016		December 31, 2015
		Percent of		Percent of	Favorable/ (Unfavorable)
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%

Revenue:
Consumer Services and Plans	$184,773	5.2%	$174,600	5.3%	$10,173	5.8%
Retail
New vehicles	1,866,182	52.9%	1,606,465	48.9%	259,717	16.2%
Used vehicles	705,893	20.0%	806,399	24.5%	(100,506)	-12.5%
Parts, services and other	540,019	15.3%	507,810	15.5%	32,209	6.3%
Finance and insurance, net	229,839	6.5%	190,820	5.8%	39,019	20.4%
Subtotal	3,341,933	94.8%	3,111,494	94.7%	230,439	7.4%
Total revenue	3,526,706	100.0%	3,286,094	100.0%	240,612	7.3%

Gross profit (exclusive of depreciation and amortization shown separately below):
Consumer Services and Plans	105,501	3.0%	92,851	2.8%	12,650	13.6%
Retail
New vehicles	261,648	7.4%	227,309	6.9%	34,339	15.1%
Used vehicles	150,780	4.3%	159,463	4.9%	(8,683)	-5.4%
Parts, services and other	250,833	7.1%	232,821	7.1%	18,012	7.7%
Finance and insurance, net	229,839	6.5%	190,820	5.8%	39,019	20.4%
Subtotal	893,100	25.3%	810,413	24.7%	82,687	10.2%
Total gross profit	998,601	28.3%	903,264	27.5%	95,337	10.6%

Operating expenses:
Selling, general and administrative expenses	691,884	19.6%	634,890	19.3%	(56,994)	-9.0%
Debt restructure expense	1,218	0.0%	—	0.0%	(1,218)	-100.0%
Depreciation and amortization	24,695	0.7%	24,101	0.7%	(594)	-2.5%
Gain on asset sales	(564)	0.0%	(237)	0.0%	327	138.0%
Income from operations	281,368	8.0%	244,510	7.4%	36,858	15.1%
Other income (expense):
Floor plan interest expense	(18,854)	-0.5%	(11,248)	-0.3%	(7,606)	-67.6%
Other interest expense, net	(48,318)	-1.4%	(53,377)	-1.6%	5,059	9.5%
Loss on debt restructure	(5,052)	-0.1%	—	0.0%	(5,052)	-100.0%
Other income, net	—	0.0%	1	0.0%	(1)	-100.0%
	(72,224)	-2.0%	(64,624)	-2.0%	(7,600)	-11.8%
Income before income taxes	209,144	5.9%	179,886	5.5%	29,258	16.3%
Income tax expense	(5,907)	-0.2%	(1,356)	0.0%	(4,551)	-335.6%
Net income	203,237	5.8%	178,530	5.4%	24,707	13.8%
Less: net income attributable to non-controlling interests	(11,576)	-0.3%	—	0.0%	(11,576)	-100.0%
Net income attributable to Camping World Holdings, Inc.	$191,661	5.4%	$178,530	5.4%	$13,131	7.4%

Total Revenue

Total revenue was $3.5 billion for the year ended December 31, 2016, an increase of $240.6 million, or 7.3%, as compared to $3.3 billion for the year ended December 31, 2015. The increase was primarily driven by the 21.1% increase in new vehicle unit sales in our Retail segment, partially offset by an 11.9% decrease in used vehicle unit sales, primarily due to reduced inventory availability, resulting from fewer trades on new unit sales.

Consumer Services and Plans

Consumer Services and Plans revenue was $184.8 million for the year ended December 31, 2016, an increase of $10.2 million, or 5.8%, as compared to $174.6 million for the year ended December 31, 2015. The increased revenue was attributable to increased contracts in force in the roadside assistance, Good Sam TravelAssist, and extended vehicle warranty programs resulting in an increase of $5.0 million; increased marketing fee revenue from our vehicle insurance and credit card programs of $3.5 million; increased average file size for the Good Sam Club and Coast to Coast Club resulting in an increase of $2.2 million; increased revenue from our annual campground directory of $0.4 million; and increases from other ancillary products of $0.8 million, partially offset by a $1.7 million reduction in member event revenue due to an RV rally event that occurred in 2015, but did not recur in 2016.

Consumer Services and Plans gross profit was $105.5 million for the year ended December 31, 2016, an increase of $12.7 million, or 13.6%, as compared to $92.9 million for the year ended December 31, 2015. This increase was primarily due to increased roadside assistance contracts in force and reduced claims, together resulting in a gross profit increase of $5.8 million; increased customer participation in our vehicle insurance and credit card programs resulting in an increase of $3.3 million; increased Good Sam Club and Coast to Coast Club average membership resulting in an increase of $2.1 million; increased annual campground directory gross profit of $0.5 million; and a $1.0 million increase from other ancillary products. Gross margin increased 392 basis points to 57.1% primarily due to increased file size and reduced program costs for roadside assistance and increases within the vehicle insurance programs.

Retail:

New Vehicles

	Fiscal year ended
	December 31, 2016		December 31, 2015		Favorable/
		Percent of		Percent of	(Unfavorable)
($ in thousands, except per vehicle data)	Amount	Revenue	Amount	Revenue	$	%

Revenue	$1,866,182	100.0%	$1,606,465	100.0%	$259,717	16.2%

Gross profit	261,648	14.0%	227,309	14.1%	34,339	15.1%

New vehicle unit sales	48,704		40,229		8,475	21.1%

New vehicle revenue was $1.9 billion for the year ended December 31, 2016, an increase of $259.7 million, or 16.2%, as compared to $1.6 billion for 2015. The increase was primarily due to a 21.1% increase in vehicle unit sales primarily attributable to a same store sales increase of 12.2% driven by increased consumer confidence and improved credit availability. The balance of the increase was from seven greenfield and acquired locations opened in 2016.

New vehicle gross profit was $261.6 million for the year ended December 31, 2016, an increase of $34.3 million, or 15.1%, as compared to $227.3 million for the year ended December 31, 2015. The increase was primarily due to the 21.1% increase in new vehicle unit sales partially offset by a decrease in average gross profit per unit of 4.9%. Gross margin decreased of 13 basis points to 14.0%.

Used Vehicles

	Fiscal year ended
	December 31, 2016		December 31, 2015		Favorable/
		Percent of		Percent of	(Unfavorable)
($ in thousands, except per vehicle data)	Amount	Revenue	Amount	Revenue	$	%

Revenue	$705,893	100.0%	$806,399	100.0%	$(100,506)	-12.5%

Gross profit	150,780	21.4%	159,463	19.8%	(8,683)	-5.4%

Used vehicle unit sales	31,248		35,485		(4,237)	-11.9%

Used vehicle revenue was $705.9 million for the year ended December 31, 2016, a decrease of $100.5 million, or 12.5%, as compared to $806.4 million for the year ended December 31, 2015. The decrease was primarily due to reduced levels of inventory, resulting from fewer trades on new unit sales, driving an 11.9% decrease in used vehicle unit sales, with a 6.3% decrease in same store sales.

Used vehicle gross profit was $150.8 million for the year ended December 31, 2016, a decrease of $8.7 million, or 5.4%, as compared to $159.5 million for the year ended December 31, 2015. The decrease was primarily due to an 11.9% decrease in vehicle unit sales partially offset by a 7.4%  increase in average gross profit per unit. Gross margin increased 159 basis points to 21.4%.

Parts, Services and Other

	Fiscal year ended
	December 31, 2016		December 31, 2015		Favorable/
		Percent of		Percent of	(Unfavorable)
($ in thousands, except per vehicle data)	Amount	Revenue	Amount	Revenue	$	%

Revenue	$540,019	100.0%	$507,810	100.0%	$32,209	6.3%

Gross profit	250,833	46.4%	232,821	45.8%	18,012	7.7%

Parts, services and other revenue was $540.0 million for the year ended December 31, 2016, an increase of $32.2 million, or 6.3%, as compared to $507.8 million for the year ended December 31, 2015. The increase was primarily attributable to a same store sales increase of 4.3% resulting from increases in revenues across all parts, services, and other product categories as a result of increases in new vehicle sales. The balance of the increase was attributable to seven greenfield and acquired locations that opened in 2016.

Parts, services and other gross profit was $250.8 million for the year ended December 31, 2016, an increase of $18.0 million, or 7.7%, as compared to $232.8 million for the year ended December 31, 2015. The increase was primarily attributable to increases from warranty and customer pay service; a same store sales increase of 4.3%, primarily resulting from an increase in new vehicle sales; and the addition of seven greenfield and acquired locations opened in 2016. Gross margin increased 60 basis points to 46.4%, primarily due to a reduction in promotional discounts.

Finance and Insurance, net

	Fiscal year ended
	December 31, 2016		December 31, 2015		Favorable/
		Percent of		Percent of	(Unfavorable)
($ in thousands, except per vehicle data)	Amount	Revenue	Amount	Revenue	$	%

Revenue	$229,839	100.0%	$190,820	100.0%	$39,019	20.4%

Gross profit	229,839	100.0%	190,820	100.0%	39,019	20.4%

Finance and insurance, net revenue and gross profit were each $229.8 million for the year ended December 31, 2016, an increase of $39.0 million, or 20.4%, as compared to $190.8 million for the year ended

December 31, 2015. The increase was primarily due to incremental vehicle finance contracts assigned due to higher vehicle unit sales and higher finance and insurance sales penetration rates of travel trailer buyers, resulting from a 17.0% increase in same store sales, and the remainder from seven greenfield and acquired locations. Finance and insurance, net revenue as a percentage of total new and used vehicle revenue increased to 8.9% for 2016 from 7.9% for 2015.

Selling, general and administrative

SG&A expenses were $691.9 million for the year ended December 31, 2016, an increase of $57.0 million, or 9.0%, as compared to $634.9 million for the year ended December 31, 2015. The increase was due to increases of $36.5 million of wage-related expenses, primarily attributable to increased vehicle unit sales and the addition of seven greenfield and acquired locations in 2016; $11.9 million of additional lease expense primarily attributable to the derecognition of certain right to use leases in the fourth quarter of 2015; $5.3 million of variable selling expenses attributable to commissions and selling expense; and $3.3 million of store and corporate overhead expenses, primarily related to the seven greenfield and acquired locations opened in 2016. SG&A expenses as a percentage of total gross profit was 69.3% for 2016, compared to 70.3% for 2015, a decrease of 100 basis points.

Debt restructure expense

Debt restructure expense was $1.2 million for the year ended December 31, 2016, primarily relating to the New Senior Secured Credit Facilities entered into in November 2016. There was no corresponding debt restructure expense for the year ended December 31, 2015.

Depreciation and amortization

Depreciation and amortization was $24.7 million for the year ended December 31, 2016, an increase of $0.6 million, or 2.5%, as compared to $24.1 million for the year ended December 31, 2015. The increase reflects additional depreciation due to capital expenditures for new and existing dealership improvements.

Floor plan interest expense

Floor plan interest expense was $18.9 million for the year ended December 31, 2016, an increase of $7.6 million, or 67.6%, as compared to $11.2 million for the year ended December 31, 2015.  The increase was primarily due to increased average outstanding amount payable under our Floor Plan Facility, primarily resulting from an increased inventory level due to new dealership locations, existing locations expecting higher unit sales, and a 45 basis point increase in the average floor plan borrowing rate.

Other interest expense, net

Other interest expense, net was $48.3 million for the year ended December 31, 2016, a decrease of $5.1 million, or 9.5%, as compared to $53.4 million for the year ended December 31, 2015. The decrease was primarily due to a $7.0 million decrease in interest expense resulting from a decrease in right to use liabilities, and a $1.5 million decrease from other interest, partially offset by a $3.4 million increase in interest expense due to incremental borrowings under the Previous Term Loan Facility of $135.0 million in September, 2016 to pay distributions to the members of CWGS, LLC, a direct subsidiary of the Company, $55.0 million in December 2015 to acquire retail locations, and $95.0 million in June 2015 to pay distributions to the members of CWGS, LLC, and a 50 basis point increase in the borrowing margin under the aggregate Previous Term Loan Facility upon the December 17, 2015 incremental borrowing.

Segment results

The following table sets forth a reconciliation of total segment income to consolidated income from operations before income taxes for the period presented:

	Fiscal Year Ended		Fiscal Year Ended
	December 31, 2016		December 31, 2015		Favorable/
		Percent of		Percent of	(Unfavorable)
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%
Revenue:
Consumer Services and Plans	$184,773	5.2%	$174,600	5.3%	$10,173	5.8%
Retail	3,341,933	94.8%	3,111,494	94.7%	230,439	7.4%
Total consolidated revenue	3,526,706	100.0%	3,286,094	100.0%	240,612	7.3%
Segment income:(1)
Consumer Services and Plans	89,046	2.5%	80,522	2.5%	8,524	10.6%
Retail	203,763	5.8%	179,530	5.5%	24,233	13.5%
Total segment income	292,809	8.3%	260,052	7.9%	32,757	12.6%
Corporate & other	(4,382)	-0.1%	(2,689)	-0.1%	(1,693)	-63.0%
Depreciation and amortization	(24,695)	-0.7%	(24,101)	-0.7%	(594)	-2.5%
Other interest expense, net	(48,318)	-1.4%	(53,377)	-1.6%	5,059	9.5%
Loss and expense on debt restructure	(6,270)	-0.2%	—	0.0%	(6,270)	100.0%
Other non-operating expense, net	—	0.0%	1	0.0%	(1)	100.0%
Income from operations before income taxes	$209,144	5.9%	$179,886	5.5%	$29,258	16.3%

(1)	Segment income represents income for each of our reportable segments and is defined as income from operations before depreciation and amortization, plus floor plan interest expense.

Consumer Services and Plans segment revenue

Consumer Services and Plans revenue was $184.8 million for the year ended December 31, 2016, an increase of $10.2 million, or 5.8%, as compared to $174.6 million for the year ended December 31, 2015. The increased revenue was attributable to increased contracts in force under our roadside assistance program, Good Sam TravelAssist, and extended vehicle warranty programs resulting in an increase of $5.0 million; increased marketing fee revenue from our vehicle insurance and credit card programs of $3.5 million; increased average file size for the Good Sam Club and Coast to Coast Club resulting in an increase of $2.2 million; increased revenue from our annual campground directory of $0.4 million; and increases from other ancillary products of $0.8 million, partially offset by a $1.7 million reduction in member event revenue due to an RV rally event that occurred in 2015, but did not recur in 2016.

Retail segment revenue

Retail segment revenue was $3.3 billion for the year ended December 31, 2016, an increase of $230.4 million, or 7.4%, as compared to $3.1 billion for the year ended December 31, 2015. The increase was primarily due to a 6.9% increase in same store sales and the balance primarily from seven greenfield and acquired locations opened in 2016, as described above.

Same store sales

Same store sales were $2.9 billion for the year ended December 31, 2016, an increase of $184.6 million, or 6.9%, as compared to $2.7 billion for the year ended December 31, 2015. The increase was primarily due to increased volume of new towable units sold, and, to a lesser extent, revenue increases in finance and insurance, net, and parts, services and other, partially offset by a decrease in same store sales from used units sold.

Total segment income

Total segment income was $292.8 million for the year ended December 31, 2016, an increase of $32.8 million, or 12.6%, as compared to $260.1 million for the year ended December 31, 2015. The increase was primarily due to the increase in vehicle unit sales volume, as described below. Total segment income margin increased 39 basis points to 8.3%.

Consumer Services and Plans segment income

Consumer Services and Plans segment income was $89.0 million for the year ended December 31, 2016, an increase of $8.5 million, or 10.6%, as compared to $80.5 million for the year ended December 31, 2015. The increase was primarily attributable to $5.8 million from the roadside assistance programs resulting from increased average contracts in force and reduced claims costs, $3.3 million from our vehicle insurance and co-branded credit card programs, $2.1 million from increased average file size for the Good Sam Club and Coast to Coast Club, $0.5 million from increased annual campground directory gross profit, and $0.9 million from various other products, partially offset by increases in SG&A expenses of $4.1 million primarily due to increased wages and professional fees. Consumer Services and Plans segment income margin increased 207 basis points to 48.2%, primarily due to a 392 basis point increase in Consumer Services and Plans gross margin, partially offset by a $4.1 million increase in SG&A expenses.

Retail segment income

Retail segment income was $203.8 million for the year ended December 31, 2016, an increase of $24.2 million, or 13.5%, as compared to $179.5 million for the year ended December 31, 2015. The increase was primarily due to increased gross profit of $82.7 million comprised primarily of higher revenue and higher sales penetration of finance and insurance products of $39.0 million, an increase of $34.3 million primarily from increased new unit volume of 21.1%, and $18.0 million from increased margin from parts, services and other, partially offset by a $8.6 million gross profit reduction from used units relating to the reduced volume sold. In addition, SG&A expenses increased $51.2 million primarily relating to increased variable wages relating to increased revenue, and increased rent relating to the seven greenfield and acquired locations opened in 2016 and prior year capitalization of leases, floor plan interest increased expense of $7.6 million primarily relating to increased average floor plan balance, and an increase in gain on asset sales of $0.3 million. Retail segment income margin increased 33 basis points primarily due to increased sales and penetration of the finance and insurance products, and increased volume of new units sold, partially offset by SG&A expense increases in variable wages related to increased revenues, and rent expense, related to new locations.

Corporate and other expenses

Corporate and other expenses were $4.4 million for the year ended December 31, 2016, an increase of 63.0%, as compared to $2.7 million for the year ended December 31, 2015. The increase was due to an increase in professional fees.

For the Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

The following table sets forth information comparing the components of net income for the years ended December 31, 2015 and 2014.

	Fiscal year ended
	December 31, 2015		December 31, 2014
		Percent of		Percent of	Favorable/ (Unfavorable)
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%
Revenue:
Consumer Services and Plans	$174,600	5.3%	$162,598	6.2%	$12,002	7.4%
Retail
New vehicles	1,606,465	48.9%	1,174,816	44.6%	431,649	36.7%
Used vehicles	806,399	24.5%	680,190	25.8%	126,209	18.6%
Parts, services and other	507,810	15.5%	482,254	18.3%	25,556	5.3%
Finance and insurance, net	190,820	5.8%	135,140	5.1%	55,680	41.2%
Subtotal	3,111,494	94.7%	2,472,400	93.8%	639,094	25.8%

Total revenue	3,286,094	100.0%	2,634,998	100.0%	651,096	24.7%

Gross profit (exclusive of depreciation and amortization shown separately below):
Consumer Services and Plans	92,851	2.8%	88,533	3.4%	4,318	4.9%
Retail
New vehicles	227,309	6.9%	168,427	6.4%	58,882	35.0%
Used vehicles	159,463	4.9%	133,568	5.1%	25,895	19.4%
Parts, services and other	232,821	7.1%	220,527	8.4%	12,294	5.6%
Finance and insurance, net	190,820	5.8%	135,140	5.1%	55,680	41.2%
Subtotal	810,413	24.7%	657,662	25.0%	152,751	23.2%

Total gross profit	903,264	27.5%	746,195	28.3%	157,069	21.0%

Operating expenses:
Selling, general and administrative expenses	634,890	19.3%	536,485	20.4%	(98,405)	-18.3%
Depreciation and amortization	24,101	0.7%	24,601	0.9%	500	2.0%
(Gain) loss on asset sales	(237)	0.0%	33	0.0%	270	818.2%
Income from operations	244,510	7.4%	185,076	7.0%	59,434	32.1%

Other income (expense):
Floor plan interest expense	(11,248)	-0.3%	(10,675)	-0.4%	(573)	-5.4%
Other interest expense, net	(53,377)	-1.6%	(46,769)	-1.8%	(6,608)	-14.1%
Loss on debt restructure	-	0.0%	(1,831)	-0.1%	1,831	100.0%
Other income (expense), net	1	0.0%	(35)	0.0%	36	102.9%
	(64,624)	-2.0%	(59,310)	-2.3%	(5,314)	9.0%
Income before income taxes	179,886	5.5%	125,766	4.8%	54,120	43.0%
Income tax expense	(1,356)	0.0%	(2,140)	-0.1%	784	36.6%
Net income	178,530	5.4%	123,626	4.7%	54,904	44.4%
Less: net income attributable to non-controlling interests	-	0.0%	-	0.0%	-	0.0%
Net income attributable to Camping World Holdings, Inc.	$178,530	5.4%	$123,626	4.7%	$54,904	44.4%

Total revenue

Total revenue was $3.3 billion for the year ended December 31, 2015, an increase of $651.1 million, or 24.7%, as compared to $2.6 billion in the year ended December 31, 2014. The increase was primarily driven by the increase of 37.3% in total vehicle unit sales in our Retail segment, as described below.

Consumer Services and Plans

Consumer Services and Plans revenue was $174.6 million for the year ended December 31, 2015, an increase of $12.0 million, or 7.4%, as compared to $162.6 million in the year ended December 31, 2014. The increased revenue was attributable to $8.6 million from increased participation in the credit card, extended vehicle service, roadside assistance, and vehicle insurance programs; additional club operations revenue of $1.7 million, primarily due to increased membership in the Good Sam Club; and an additional $1.7 million from an RV rally event in 2015 that did not occur in 2014.

Consumer Services and Plans gross profit was $92.9 million for the year ended December 31, 2015, an increase of $4.3 million, or 4.9%, as compared to $88.5 million in the year ended December 31, 2014,

primarily due to increased membership in the Good Sam Club and increased participation in our co-branded credit card programs. Gross margin decreased 127 basis points to 53.2%, primarily due to increased program costs for roadside assistance due to higher claim frequency in 2015 and increased marketing costs for extended vehicle warranty programs and other consumer services and plans.

Retail:

New Vehicles

	Fiscal year ended
	December 31, 2015		December 31, 2014		Favorable/
		Percent of		Percent of	(Unfavorable)
($ in thousands, except per vehicle data)	Amount	Revenue	Amount	Revenue	$	%

Revenue	$1,606,465	100.0%	$1,174,816	100.0%	$431,649	36.7%

Gross profit	227,309	14.1%	168,427	14.3%	58,882	35.0%

New vehicle unit sales	40,229		27,092		13,137	48.5%

New vehicle revenue was $1.6 billion for the year ended December 31, 2015, an increase of $431.6 million, or 36.7%, as compared to $1.2 billion for the year ended December 31, 2014. The increase was primarily due to a 48.5% increase in vehicle unit sales attributable to a same store sales increase of 22.5% primarily from increased consumer confidence and improved credit availability. The balance of the increase was from new greenfield and acquired locations. These increases were partially offset by a 7.9% reduction in average revenue per unit resulting primarily from a shift towards lower priced travel trailers and a slight increase in new unit sales promotional discounts.

New vehicle gross profit was $227.3 million for the year ended December 31, 2015, an increase of $59.8 million, or 35.0%, as compared to $168.4 million for the year ended December 31, 2014. The increase was primarily due to the 48.5% increase in vehicle unit sales, partially offset by a 9.1% decrease in average gross profit per unit. Gross margin decreased 19 basis points to 14.1%, primarily due to an increase in new unit sales discounts to produce higher vehicle unit sales

Used Vehicles

	Fiscal year ended
	December 31, 2015		December 31, 2014		Favorable/
		Percent of		Percent of	(Unfavorable)
($ in thousands, except per vehicle data)	Amount	Revenue	Amount	Revenue	$	%

Revenue	$806,399	100.0%	$680,190	100.0%	$126,209	18.6%

Gross profit	159,463	19.8%	133,568	19.6%	25,895	19.4%

Used vehicle unit sales	35,485		28,062		7,423	26.5%

Used vehicle revenue was $806.4 million for the year ended December 31, 2015, an increase of $126.2 million, or 18.6%, as compared to $680.2 million for the year ended December 31, 2014. The increase was due to a 26.5% increase in vehicle unit sales primarily attributable to new greenfield and acquired locations, partially offset by a same store sales decrease of 1.8%, and a 6.2% reduction in average revenue per unit resulting primarily from a shift towards lower priced travel trailers.

Used vehicle gross profit was $159.5 million for the year ended December 31, 2015, an increase of $25.9 million, or 19.4%, as compared to $133.6 million for the year ended December 31, 2014. The increase was primarily due to the 26.5% increase in vehicle unit sales, partially offset by a 5.6% decrease in average gross profit per unit. Gross margin increased 14 basis points to 19.8%.

Parts, Services and Other

	Fiscal year Ended
	December 31, 2015		December 31, 2014		Favorable/
		Percent of		Percent of	(Unfavorable)
($ in thousands, except per vehicle data)	Amount	Revenue	Amount	Revenue	$	%

Revenue	$507,810	100.0%	$482,254	100.0%	$25,556	5.3%

Gross profit	232,821	45.8%	220,527	45.7%	12,294	5.6%

Parts, services and other revenue was $507.8 million for the year ended December 31, 2015, an increase of $25.6 million, or 5.3%, as compared to $482.3 million in the year ended December 31, 2014. The increase was primarily attributable to a same store sales increase of 3.0% resulting from increases across all product lines. The balance was primarily from new greenfield and acquired locations.

Parts, services and other gross profit was $232.8 million for the year ended December 31, 2015, an increase of $12.3 million, or 5.6%, as compared to $220.5 million in the year ended December 31, 2014. The increase was primarily due to an increase of 37.3% in total unit sales and the net additional retail locations. Gross margin increased 12 basis points to 45.8%, primarily due to a reduction in promotional discounts in 2015.

Finance and Insurance, net

	Fiscal year Ended
	December 31, 2015		December 31, 2014		Favorable/
		Percent of		Percent of	(Unfavorable)
($ in thousands, except per vehicle data)	Amount	Revenue	Amount	Revenue	$	%

Revenue	$190,820	100.0%	$135,140	100.0%	$55,680	41.2%

Gross profit	190,820	100.0%	135,140	100.0%	55,680	41.2%

Finance and insurance, net revenue and gross profit were each $190.8 million for the year ended December 31, 2015, an increase of $55.7 million, or 41.2%, as compared to $135.1 million in the year ended December 31, 2014. The increase was primarily due to incremental vehicle finance contracts sold due to higher vehicle unit sales and higher penetration rates of buyers of such vehicles resulting from the mix shifting slightly towards towable units. Finance and insurance, net revenue as a percentage of total new and used vehicle revenue increased to 7.9% in 2015 from 7.3% in 2014.

Selling, general and administrative

SG&A expenses were $634.9 million for the year ended December 31, 2015, an increase of $98.4 million, or 18.3%, as compared to $536.5 million in the year ended December 31, 2014. The increase was due to increases of $59.1 million of wage-related expenses, primarily attributable to increased vehicle unit sales and the net addition of five retail locations in 2015; $21.6 million of variable selling expenses attributable to commissions and advertising; $5.2 million of additional occupancy expenses; and $15.3 million of store and corporate overhead expenses, primarily related to new retail locations. SG&A expenses as a percentage of total gross profit was 70.3% for the year ended December 31, 2015, compared to 71.9% in the year ended December 31, 2014.

Depreciation and amortization

Depreciation and amortization was $24.1 million for the year ended December 31, 2015, a decrease of $0.5 million, or 2.0%, as compared to $24.6 million in the year ended December 31, 2014. The slight decrease reflects a relatively consistent level of capital expenditures over the year ended December 31, 2014.

Floor plan interest expense

Floor plan interest expense was $11.2 million for the year ended December 31, 2015, an increase of $0.6 million, or 5.4%, as compared to $10.7 million in the year ended December 31, 2014. The increase was primarily due to an increase in RV inventory to meet higher demand and to stock inventory at our new retail locations.

Other interest expense, net

Other interest expense, net was $53.4 million for the year ended December 31, 2015, an increase of $6.6 million, or 14.1%, as compared to $46.8 million in the year ended December 31, 2014. The increase was primarily due to incremental borrowings under the Previous Term Loan Facility of $55.0 million in December 2015 and $117.0 million in December 2014, to acquire retail locations, and $95.0 million in June 2015 to pay distributions to the CWGS, LLC members.

Segment results

The following table sets forth a reconciliation of total segment income to consolidated income from operations before income taxes for the period presented:

	Fiscal Year Ended		Fiscal Year Ended
	December 31, 2015		December 31, 2014		Favorable/
		Percent of		Percent of	(Unfavorable)
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%
Revenue:
Consumer Services and Plans	$174,600	5.3%	$162,598	6.2%	$12,002	7.4%
Retail	3,111,494	94.7%	2,472,400	93.8%	639,094	25.8%
Total consolidated revenue	3,286,094	100.0%	2,634,998	100.0%	651,096	24.7%
Segment income:(1)
Consumer Services and Plans	80,522	2.5%	73,515	2.8%	7,007	9.5%
Retail	179,530	5.5%	128,084	4.9%	51,446	40.2%
Total segment income	260,052	7.9%	201,599	7.7%	58,453	29.0%
Corporate & other	(2,689)	-0.1%	(2,597)	-0.1%	(92)	-3.5%
Depreciation and amortization	(24,101)	-0.7%	(24,601)	-0.9%	500	2.0%
Other interest expense, net	(53,377)	-1.6%	(46,769)	-1.8%	(6,608)	-14.1%
Loss on debt restructure	—	0.0%	(1,831)	-0.1%	1,831	100.0%
Other non-operating expense, net	1	0.0%	(35)	0.0%	36	102.9%
Income from operations before income taxes	$179,886	5.5%	$125,766	4.8%	$54,120	43.0%

(1)	Segment income represents income for each of our reportable segments and is defined as income from operations before depreciation and amortization, plus floor plan interest expense.

Consumer Services and Plans segment revenue

Consumer Services and Plans segment revenue was $174.6 million for the year ended December 31, 2015, an increase of $12.0 million, or 7.4%, as compared to $162.6 million in the year ended December 31, 2014. The increased revenue was attributable to $8.6 million from increased participation in the credit card, extended vehicle service, roadside assistance, and vehicle insurance programs; additional club operations revenue of $1.7 million, primarily due to increased membership in the Good Sam Club; and an additional $1.7 million from an RV rally event in 2015 that did not occur in 2014.

Retail segment revenue

Retail segment revenue was $3.1 billion for the year ended December 31, 2015, an increase of $639.1 million, or 25.8%, as compared to $2.5 billion in the year ended December 31, 2014. The increase was primarily due to the increases in same store sales and the balance primarily from new greenfield and acquired locations, as described above.

Same store sales

Same store sales were $2.5 billion for the year ended December 31, 2015, an increase of $286.9 million, or 12.8%, as compared to $2.2 billion in the year ended December 31, 2014. The increase was primarily due to increased volume of new units, primarily from travel trailers, fifth wheels and Class C motorhome units, and to a lesser extent, finance and insurance, net and parts, services and other.

Total segment income

Total segment income was $260.1 million for the year ended December 31, 2015, an increase of $58.5 million, or 29.0%, as compared to $201.6 million in the year ended December 31, 2014. The increase was primarily due to the increase of 37.3% in total vehicle unit sales, as described below. Total segment income margin increased 26 basis points to 7.9%.

Consumer Services and Plans segment income

Consumer Services and Plans segment income was $80.5 million for the year ended December 31, 2015, an increase of $7.0 million, or 9.5%, as compared to $73.5 million in the year ended December 31, 2014. The increase was attributable to increased membership in the Good Sam Club and increased participation in our co-branded credit card programs. Consumer Services and Plans segment income margin increased 91 basis points to 46.1%, primarily due to a $2.7 million reduction in SG&A expenses partially offset by a 127 basis point reduction in gross margin.

Retail segment income

Retail segment income was $179.5 million for the year ended December 31, 2015, an increase of $51.4 million, or 40.2%, as compared to $128.1 million in the year ended December 31, 2014. The increase was primarily due to the 37.3% increase in vehicle unit sales and a higher sales penetration of finance and insurance products. Retail segment income margin increased 59 basis points to 5.8%, primarily due to increased penetration of the finance and insurance products partially offset by increased Retail SG&A expenses as a percentage of Retail gross profit.

Corporate and other expenses

Corporate and other expenses were $2.7 million for the year ended December 31, 2015, an increase of $0.1 million, or 3.5%, as compared to $2.6 million in the year ended December 31, 2014.

Non-GAAP Financial Measures

To supplement our consolidated financial statements, which are prepared and presented in accordance with accounting principles generally accepted in the U.S. (“GAAP”), we use the following non-GAAP financial measures: EBITDA, Adjusted EBITDA, Adjusted Pro Forma Net Income, and Adjusted Pro Forma Earnings Per Fully Exchanged and Diluted Share (collectively the "Non-GAAP Financial Measures"). We believe that these Non-GAAP Financial Measures, when used in conjunction with GAAP financial measures, provide useful information about operating results, enhance the overall understanding of past financial performance and future prospects, and allow for greater transparency with respect to the key metrics we use in our financial and operational decision making. These non-GAAP measures are also frequently used by analysts, investors and other interested parties to evaluate companies in the Company’s industry. The presentation of this financial information is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP, and they should not be construed as an inference that the Company’s future results will be unaffected by any items adjusted for in these non-GAAP measures. In evaluating these non-GAAP measures, you should be aware that in the future the Company may incur expenses that are the same as or similar to some of those adjusted in this presentation. The Non-GAAP Financial Measures that we use are not necessarily comparable to similarly titled measures used by other companies due to different methods of calculation.

EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin

We define “EBITDA” as net income before other interest expense (excluding floor plan interest expense), provision for income taxes and depreciation and amortization. We define “Adjusted EBITDA” as EBITDA further adjusted for the impact of certain non‑cash and other items that we do not consider in our evaluation of ongoing operating performance. We define “Adjusted EBITDA Margin” as Adjusted EBITDA as a percentage of total revenue. These items include, among other things, loss (gain) on debt restructure, loss (gain) on sale of assets and disposition of stores, gain on derivative instruments, monitoring fees, equity-based compensation, an adjustment to rent on right to use assets, and other unusual or one‑time items. We caution investors that amounts presented in accordance with our definitions of EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin may not be comparable to similar measures disclosed by our competitors, because not all companies and analysts calculate EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin in the same manner. We present EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin because we consider them to be important supplemental measures of our performance and believe they are frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. Management believes that investors’ understanding of our performance is enhanced by including these non‑GAAP Financial Measures as a reasonable basis for comparing our ongoing results of operations.

The following table reconciles EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin to the most directly comparable GAAP financial performance measures, which are net income, net income, and net income margin, respectively:

	Fiscal Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
($ in thousands)	2016	2015	2014	2013	2012
EBITDA:
Net income	$203,237	$178,530	$123,626	$19,810	$42,334
Other interest expense, net	48,318	53,377	46,769	74,728	78,097
Depreciation and amortization	24,695	24,101	24,601	21,183	21,315
Income tax expense	5,907	1,356	2,140	1,988	(7,470)
Subtotal EBITDA	282,157	257,364	197,136	117,709	134,276
Loss and expense on debt restructure (a)	6,270	—	1,831	49,450	440
Loss (gain) on sale of assets and disposition of stores (b)	(564)	1,452	2,689	2,147	(1,220)
Gain on derivative instruments (c)	—	—	—	—	(3,871)
Monitoring fee (d)	1,875	2,500	2,500	2,500	2,500
Equity-based compensation (e)	1,597	—	—	—	—
Adjustment to normalize rent on right to use assets (f)	—	(7,598)	(7,131)	(4,332)	(2,578)
Adjusted EBITDA	$291,335	$253,718	$197,025	$167,474	$129,547

	Fiscal Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
(as percentage of total revenue)	2016	2015	2014	2013	2012
EBITDA margin:
Net income margin	5.8%	5.4%	4.7%	0.9%	2.3%
Other interest expense, net	1.4%	1.6%	1.8%	3.2%	4.2%
Depreciation and amortization	0.7%	0.7%	0.9%	0.9%	1.1%
Income tax expense	0.2%	0.0%	0.1%	0.1%	(0.4%)
Subtotal EBITDA margin	8.0%	7.8%	7.5%	5.1%	7.2%
Loss and expense on debt restructure (a)	0.2%	—	0.1%	2.1%	0.0%
Loss (gain) on sale of assets and disposition of stores (b)	(0.0%)	0.0%	0.1%	0.1%	(0.1%)
Gain on derivative instruments (c)	—	—	—	—	(0.2%)
Monitoring fee (d)	0.1%	0.1%	0.1%	0.1%	0.1%
Equity-based compensation (e)	0.0%	—	—	—	—
Adjustment to normalize rent on right to use assets (f)	—	(0.2%)	(0.3%)	(0.2%)	(0.1%)
Adjusted EBITDA margin	8.3%	7.7%	7.5%	7.2%	7.0%

(a)

Represents the loss incurred on debt restructure resulting from the write-off of a portion of the original issue discount, capitalized finance costs from the Previous Term Loan Facilities, and rating agency fees and legal expenses related to the New Term Loan Facilities in 2016, the repayment of the 12.00% Series A Notes due 2018 in 2014, and the 11.50% Senior Secured Notes due 2016 in 2013.

(b)

Represents (i) an adjustment to eliminate the gains and losses on sales of various assets, including (a) a $1.8 million gain on the asset sale of seven outdoor power sports magazine titles, two power sports shows and two conferences in March 2013 and (b) the sale of the former FreedomRoads, LLC corporate office building at a loss of $3.5 million in November 2013; (ii) aggregate non‑recurring losses from two non‑performing locations that were sold in 2015; and (iii) a loss equal to the present value of the remaining net obligation under the non‑cancellable operating leases in locations with no operating business, which represented $0.8 million, $1.3 million and $0.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.

(c)	Represents a gain on derivative instruments related to interest rate swap agreements.
(d)	Represents monitoring fees paid pursuant to a monitoring agreement to Crestview and Stephen Adams. The monitoring agreement was terminated on October 6, 2016 in connection with our IPO.
(e)	Represents non-cash equity-based compensation expense relating to employees and directors of the Company.
(f)

Represents an adjustment to rent expense for the periods presented for certain right to use assets that were derecognized in the fourth quarter of 2015 due to lease modifications that resulted in the leases meeting the requirements to be reported as operating leases. The adjustments represent additional rent expense that would have been incurred for the periods presented had the leases previously been classified as operating leases. See Note 9 — Right to Use Liability of the audited consolidated financial statements in Part II, Item 8 of this Form 10-K for additional information.

Adjusted Pro Forma Net Income and Adjusted Pro Forma Earnings Per Fully Exchanged and Diluted Share

We define “Adjusted Pro Forma Net Income” as net income attributable to Camping World Holdings, Inc. adjusted for the reallocation of income attributable to non-controlling interests from the assumed exchange of all outstanding common units in CWGS, LLC (or the common unit equivalent of membership interests in CWGS, LLC for periods prior to the IPO) for shares of Class A common stock of Camping World Holdings, Inc. and further adjusted for the impact of certain non‑cash and other items that we do not consider in our evaluation of ongoing operating performance. These items include, among other things, loss (gain) on debt restructure, loss (gain) on sale of assets and disposition of stores, gain on derivative instruments, monitoring fees, equity-based compensation, an adjustment to rent on right to use assets, interest expense on our Series B notes, other unusual or one‑time items, and the income tax expense effect of (i) these adjustments and (ii) the pass-through entity taxable income as if the parent company was a subchapter C corporation in periods prior to the IPO. We define “Adjusted Pro Forma Earnings Per Fully Exchanged and Diluted Share” as Adjusted Pro Forma Net Income divided by the weighted-average shares of Class A common stock outstanding, assuming (i) the full exchange of all outstanding common units in CWGS, LLC (or the common unit equivalent of membership interests in CWGS, LLC for periods prior to the IPO) for shares of Class A common stock of Camping World Holdings, Inc., (ii) the Class A common stock issued in connection with the IPO was outstanding as of January 1 of each year presented, and (iii) the dilutive effect of stock options and restricted stock units, if any. We present Adjusted Pro Forma Net Income and Adjusted Pro Forma Earnings Per Fully Exchanged and Diluted Share because we consider them to be important supplemental measures of our performance and we believe that investors’ understanding of our performance is enhanced by including these non‑GAAP financial measures as a reasonable basis for comparing our ongoing results of operations.

The following table reconciles Adjusted Pro Forma Net Income and Adjusted Pro Forma Earnings Per Fully Exchanged and Diluted Share to the most directly comparable GAAP financial performance measure, which is net income attributable to Camping World Holdings, Inc. and weighted-average shares of Class A common stock outstanding — diluted:

	Fiscal Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
($ in thousands except per share amounts)	2016	2015	2014	2013	2012
Numerator:
Net income attributable to Camping World Holdings, Inc.	$191,661	$178,530	$123,626	$19,810	$42,334
Adjustments:
Reallocation of net income attributable to non-controlling interests from the assumed exchange of common units of CWGS, LLC (a)	11,576	—	—	—	—
Loss /expense on debt restructure (b)	6,270	—	1,831	49,450	440
Loss (gain) on sale of assets and disposition of stores (c)	(564)	1,452	2,689	2,147	(1,220)
Gain on derivative instruments (d)	—	—	—	—	(3,871)
Monitoring fee (e)	1,875	2,500	2,500	2,500	2,500
Equity-based compensation expense (f)	1,597	—	—	—	—
Adjustment to rent on right to use assets (g)	—	(7,598)	(7,131)	(4,332)	(2,578)
Interest expense on Series B notes (h)	—	—	1,784	2,379	2,379
Income tax expense (i)	(79,360)	(67,400)	(47,121)	(29,630)	(16,161)
Adjusted pro forma net income	$133,055	$107,484	$78,178	$42,324	$23,823
Denominator:
Weighted-average Class A common shares outstanding - diluted	83,602	—	—	—	—
Adjustments:
Assumed exchange of pre-IPO common unit equivalent of membership interests in CWGS, LLC (j)	193	72,651	47,563	38,999	37,951
Assumed issuance of Class A common stock in connection with IPO (k)	170	11,872	11,872	11,872	11,872
Assumed conversion of Series B notes for Class A common stock (h)	—	—	24,599	33,010	33,010
Dilutive restricted stock units	6	—	—	—	—
Adjusted pro forma fully exchanged weighted average Class A common shares outstanding - diluted	83,971	84,523	84,034	83,881	82,833
Adjusted pro forma earnings per fully exchanged and diluted share	$1.58	$1.27	$0.93	$0.50	$0.29

(a)

Represents the reallocation of net income attributable to non-controlling interests from the assumed exchange of common units of CWGS, LLC in periods where income was attributable to non-controlling interests.

(b)

Represents the loss incurred on debt restructure resulting from write-off of a portion of the original issue discount and capitalized finance costs from the Previous Term Loan Facilities, rating agency fees and legal expenses related to the New Term Loan Facilities in 2016, and the repayment of the 12.00% Series A Notes due 2018 in 2014, and the 11.50% Senior Secured Notes due 2016 in 2013.

(c)

Represents (i) an adjustment to eliminate the gains and losses on sales of various assets, including (a) a $1.8 million gain on the asset sale of seven outdoor power sports magazine titles, two power sports shows and two conferences in March 2013 and (b) the sale of the former FreedomRoads, LLC corporate office building at a loss of $3.5 million in November 2013; (ii) aggregate non‑recurring losses from two non‑performing locations that were sold in 2015; and (iii) a loss equal to the present value of the remaining net obligation under the non‑cancellable operating leases in locations with no operating business, which represented $0.8 million, $1.3 million and $0.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.

(d)	Represents a gain on derivative instruments related to interest rate swap agreements.
(e)	Represents monitoring fees paid pursuant to a monitoring agreement to Crestview and Stephen Adams. The monitoring agreement was terminated on October 6, 2016 in connection with our IPO.
(f)	Represents non-cash equity-based compensation expense relating to employees and directors of the Company.
(g)

Represents an adjustment to rent expense for the periods presented for certain right to use assets that were derecognized in the fourth quarter of 2015 due to lease modifications that resulted in the leases meeting the requirements to be reported as operating leases. The adjustments represent additional rent expense that would have been incurred for the periods presented had the leases previously been classified as operating leases. See Note 9 — Right to Use Liability in the audited consolidated financial statements in Part II, Item 8 of this Form 10-K for additional information.
(h)

Represents the assumed exchange of the common unit equivalent of the Series B notes if the notes were converted into membership interests in CWGS, LLC as of January 1 of each period for which the Series B notes were outstanding. The related interest expense is added back using the if-converted method.

(i)

Represents the income tax expense effect of (i) the above adjustments and (ii) the pass-through entity taxable income as if the parent company was a subchapter C corporation in periods prior to the IPO. This assumption uses an effective tax rate of 38.5% for the adjustments and the pass-through entity taxable income.

(j)	Represents the assumed exchange of pre-IPO membership interests in CWGS, LLC at their common unit equivalent amount.
(k)	Represents the assumption that the shares of Class A common stock issued in connection with the IPO were outstanding as of January 1 of each period.

Uses and Limitations of Non-GAAP Financial Measures

Management and our board of directors use the Non-GAAP Financial Measures:

•

as a measurement of operating performance because they assist us in comparing the operating performance of our business on a consistent basis, as they remove the impact of items not directly resulting from our core operations;

•	for planning purposes, including the preparation of our internal annual operating budget and financial projections;
•	to evaluate the performance and effectiveness of our operational strategies; and
•	to evaluate our capacity to fund capital expenditures and expand our business.

By providing these Non‑GAAP Financial Measures, together with reconciliations, we believe we are enhancing investors’ understanding of our business and our results of operations, as well as assisting investors in evaluating how well we are executing our strategic initiatives. In addition, our New Senior Secured Credit Facilities use EBITDA to measure our compliance with covenants such as consolidated leverage ratio. The Non-GAAP Financial Measures have limitations as analytical tools, and should not be considered in isolation, or as an alternative to, or a substitute for net income or other financial statement data presented in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K as indicators of financial performance. Some of the limitations are:

•	such measures do not reflect our cash expenditures, or future requirements for capital expenditures or contractual commitments;
•	such measures do not reflect changes in, or cash requirements for, our working capital needs;
•	some of such measures do not reflect the interest expense, or the cash requirements necessary to service interest or principal payments on our debt;
•	some of such measures do not reflect our tax expense or the cash requirements to pay our taxes;
•

although depreciation and amortization are non‑cash charges, the assets being depreciated and amortized will often have to be replaced in the future and such measures do not reflect any cash requirements for such replacements; and

•	other companies in our industry may calculate such measures differently than we do, limiting their usefulness as comparative measures.

Due to these limitations, the Non-GAAP Financial Measures should not be considered as measures of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using these Non‑GAAP Financial Measures only supplementally. As noted in the tables above, certain of the Non-GAAP Financial Measures include adjustments for loss (gain) on debt repayment, loss (gain) on sale of assets and disposition of stores, gain on derivative instruments, equity-based compensation, an adjustment to rent on right to use assets, and other unusual or one‑time items. It is reasonable to expect that these items will occur in future periods. However, we believe these adjustments are appropriate because the amounts recognized can vary significantly from period to period, do not directly relate to the ongoing operations of our business and complicate comparisons of our internal operating results and operating results of other companies over time. In addition, these certain Non-GAAP Financial Measures adjust for other items that we do not expect to regularly record in periods after the IPO, including monitoring fees. Each of the normal recurring adjustments and other adjustments described in this paragraph and in the reconciliation tables above help management with a measure of our core operating performance over time by removing items that are not related to day‑to‑day operations.

Liquidity and Capital Resources

General

Historically, our primary requirements for liquidity and capital have been working capital, inventory management, acquiring and building new retail locations, including pre‑opening expenses, the improvement and expansion of existing retail locations, debt service and general corporate needs. We also have made distributions to holders of equity interests of CWGS, LLC. Historically, these cash requirements have been met through cash provided by operating activities, cash and cash equivalents and borrowings under our Previous Senior Secured Credit Facilities and our Floor Plan Facility.

On October 11, 2016, we completed our IPO and sold 11,363,636 shares of Class A common stock at a public offering price of $22.00 per share, receiving $233.4 million in proceeds, net of underwriting discounts and commissions. We used the net proceeds to purchase 11,363,636 newly-issued common units from CWGS, LLC at a price per unit equal to the IPO price per share of Class A common stock in the IPO less underwriting discounts and commissions. In addition, on November 4, 2016, the underwriters exercised their option, in part, to purchase an additional 508,564 shares of Class A common stock. On November 9, 2016, we closed on the purchase of the additional 508,564 shares of Class A commons stock and received $10.4 million in additional proceeds, net of underwriting discounts and commissions, which we used to purchase 508,564 newly-issued common units from CWGS, LLC at a price per unit equal to the IPO price per share of Class A common stock in the IPO less underwriting discounts and commissions. CWGS, LLC, at our direction, used the proceeds to pay $9.7 million of expenses, including legal, accounting, printing and other professional fees incurred in connection with the completion of the IPO, of which $0.1 million remains unpaid as of December 31, 2016; to make a payment of $200.4 million to repay a portion of the outstanding borrowings under the Previous Term Loan Facility; and the remaining $33.7 million will be used by CWGS, LLC for general corporate purposes, including the potential acquisition of dealerships. Total expenses, including legal, accounting, printing and other professional fees incurred in connection with the IPO were $9.8 million.

As a public company, additional future liquidity needs will include public company costs, the payment of regular and special cash dividends, the redemption right held by the Continuing Equity Owners that they may exercise from time to time (should we elect to exchange such common units for a cash payment), payments under the Tax Receivable Agreement, and state and federal taxes to the extent not sheltered as a result of the Tax Receivable Agreement. The Continuing Equity Owners may exercise such redemption right for as long as their common units remain outstanding. Although the actual timing and amount of any payments that may be made under the Tax Receivable Agreement will vary, we expect that the payments that we will be required to make to the Continuing Equity Owners and Crestview Partners II GP, L.P. will be significant. Any payments made by us to Continuing Equity Owners and Crestview Partners II GP, L.P. under the Tax Receivable Agreement will generally reduce the amount of overall cash flow that might have otherwise been available to us or to CWGS, LLC and, to the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, the unpaid amounts generally will be deferred and will accrue interest until paid by us; provided, however, that nonpayment for a specified period may constitute a material breach of a material obligation under the Tax Receivable Agreement and therefore may accelerate payments due under the Tax Receivable Agreement. For a discussion of the Tax Receivable Agreement, see

Note 10 — Income Taxes to our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K.

CWGS, LLC intends to make a regular quarterly cash distribution to its common unit holders, including us, of approximately $0.08 per common unit and we intend to use all of the proceeds from such distribution on our common units to pay a regular quarterly cash dividend of approximately $0.08 per share on our Class A common stock, subject to our discretion as the sole managing member of CWGS, LLC and the discretion of our board of directors. CWGS, LLC shall make cash distributions in accordance with the CWGS LLC Agreement in an amount sufficient for us to pay any expenses incurred by us in connection with the regular quarterly cash dividend, along with any of our other operating expenses and other obligations. In addition, we currently intend to pay a special cash dividend of all or a portion of the Excess Tax Distribution (as defined under “Dividend Policy” included in Part II, Item 5 of this Form 10-K) to the holders of our Class A common stock from time to time subject to the discretion of our board of directors as described under “Dividend Policy.” Our dividend policy has certain risks and limitations, particularly with respect to liquidity, and we may not pay dividends according to our policy, or at all. See “Dividend Policy” included in Part II, Item 5 of this Form 10-K and “Risk Factors—Risks Relating to Ownership of Our Class A Common Stock—Our ability to pay regular and special dividends on our Class A common stock is subject to the discretion of our board of directors and may be limited by our structure and statutory restrictions and restrictions imposed by our New Senior Secured Credit Facilities and our Floor Plan Facility as well as any future agreements” included in Part I, Item 1A of this Form 10-K.

Notwithstanding our obligations under the Tax Receivable Agreement, we believe that our sources of liquidity and capital will be sufficient to finance our continued operations, growth strategy, regular quarterly cash dividends (as described above) and additional expenses we expect to incur as a public company for at least the next twelve months. However, we cannot assure you that our cash provided by operating activities, cash and cash equivalents or cash available under our New Revolving Credit Facility or our Floor Plan Facility will be sufficient to meet our future needs. If we are unable to generate sufficient cash flows from operations in the future, and if availability under our New Revolving Credit Facility or our Floor Plan Facility is not sufficient, we may have to obtain additional financing. If we obtain additional capital by issuing equity, the interests of our existing stockholders will be diluted. If we incur additional indebtedness, that indebtedness may contain significant financial and other covenants that may significantly restrict our operations. We cannot assure you that we could obtain refinancing or additional financing on favorable terms or at all. See “Risk Factors — Risks Related to our Business — Our ability to operate and expand our business and to respond to changing business and economic conditions will depend on the availability of adequate capital” included in Part I, Item 1A of this Form 10-K.

As of December 31, 2016 and 2015, we had working capital of $266.8, million and $187.9 million, respectively, including $114.2 million and $92.0 million, respectively, of cash and cash equivalents. Our working capital reflects the cash provided by deferred revenue and gains reported under current liabilities of $68.6 million and $63.6 million as of December 31, 2016 and 2015, respectively, which reduces working capital. Deferred revenue primarily consists of cash collected for club memberships in advance of services to be provided, which is deferred and recognized as revenue over the life of the membership. We use net proceeds from this deferred membership revenue to lower our long‑term borrowings and finance our working capital needs.

Seasonality

We have experienced, and expect to continue to experience, variability in revenue, net income, and cash flows as a result of annual seasonality in our business. Because RVs are used primarily by vacationers and campers, demand for services, protection plans, products, and resources generally declines during the winter season, while sales and profits are generally highest during the spring and summer months. In addition, unusually severe weather conditions in some geographic areas may impact demand.

On average, over the three years ended December 31, 2016, we have generated approximately 29.9% and 28.7% of our annual revenue in our second and third fiscal quarters, respectively, which include the spring and summer months. We incur additional expenses in the second and third fiscal quarters due to higher purchase volumes, increased staffing in our retail locations and program costs. If, for any reason, we miscalculate the demand for our products or our product mix during the second and third fiscal quarters, our sales in these quarters could decline, resulting in higher labor costs as a percentage of sales, lower margins and excess inventory, which could cause our annual results of operations to suffer and our stock price to decline.

Additionally, SG&A expenses as a percentage of gross profit tend to be higher in the first and fourth quarters due to the timing of acquisitions and the seasonality of our business. We prefer to acquire new retail locations in the first and fourth quarters of a year in order to provide time for the location to be re‑modeled and to ramp up operations ahead of the spring and summer months. The timing of our acquisitions in the first and fourth quarters, coupled with generally lower revenue in these quarters has resulted in SG&A expenses as a percentage of gross profit being higher in these quarters.

Due to our seasonality, the possible adverse impact from other risks associated with our business, including atypical weather, consumer spending levels and general business conditions, is potentially greater if any such risks occur during our peak sales seasons. See “Risk Factors — Risks Related to our Business — Our business is seasonal and this leads to fluctuations in sales and revenues” included in Part I, Item 1A of this Form 10-K.

Quarterly Results of Operations

The following tables set forth selected unaudited quarterly statements of income data for each of the eight quarters in the period ended December 31, 2016, as well as the percentage each line item represents of total revenue for each quarter. Certain quarterly amounts have been revised to correct for immaterial errors in prior periods as described in Note 1 — Summary of Significant Accounting Policies — Revisions to Prior Periods and Note 23 — Quarterly Financial Information (unaudited) in Part II, Item 8 of this Form 10-K. The information for each of these quarters has been prepared on the same basis as our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K and, in the opinion of management, includes all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the results of operations for these periods in accordance with GAAP. This data should be read in conjunction with our audited consolidated financial statements and related notes included in Part II, Item 8 of this Form 10-K. These quarterly operating results are not necessarily indicative of our operating results for a full year or any future period.

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
($ in thousands)	2016	2016	2016	2016	2015	2015	2015	2015

Revenue	$670,032	$991,071	$1,067,855	$797,748	$647,311	$948,005	$993,446	$697,332
Gross profit	196,585	280,236	299,484	222,296	179,954	256,990	273,387	192,933
Selling, general and administrative	154,918	186,255	190,323	160,388	148,994	174,141	173,565	138,190
Net income	13,635	68,416	83,406	37,780	11,999	57,650	75,212	33,669
Net income attributable to Camping World Holdings, Inc.	2,059	68,416	83,406	37,780	11,999	57,650	75,212	33,669
Adjusted EBITDA (1)	39,201	90,284	104,459	57,391	30,845	77,291	94,344	51,238
Adjusted pro forma net income (1)	11,821	44,762	54,869	21,603	5,790	35,270	47,654	18,770
Adjusted pro forma earnings per fully exchanged and diluted share (1)	$0.14	$0.53	$0.65	$0.26	$0.07	$0.42	$0.56	$0.22

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
(as percentage of total revenue)	2016	2016	2016	2016	2015	2015	2015	2015

Revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Gross profit	29.3%	28.3%	28.0%	27.9%	27.8%	27.1%	27.5%	27.7%
Selling, general and administrative	23.1%	18.8%	17.8%	20.1%	23.0%	18.4%	17.5%	19.8%
Net income	2.0%	6.9%	7.8%	4.7%	1.9%	6.1%	7.6%	4.8%
Net income attributable to Camping World Holdings, Inc.	0.3%	6.9%	7.8%	4.7%	1.9%	6.1%	7.6%	4.8%
Adjusted EBITDA (1)	5.9%	9.1%	9.8%	7.2%	4.8%	8.2%	9.5%	7.3%
Adjusted pro forma net income (1)	1.8%	4.5%	5.1%	2.7%	0.9%	3.7%	4.8%	2.7%

(1)

The following tables reconcile Adjusted EBITDA, Adjusted Pro Forma Net Income, and Adjusted Pro Forma Earnings Per Fully Exchanged and Diluted Share to the most directly comparable U.S. GAAP financial performance measure, which is net income, net income attributable to Camping World Holdings, Inc., and weighted-average shares of Class A common stock outstanding — diluted, respectively. Please see “Non-GAAP Financial Measures” in Part II, Item 7 of this Form 10-K for our definition of Adjusted EBITDA, Adjusted Pro Forma Net Income, and Adjusted Pro Forma Earnings Per Fully Exchanged and Diluted Share and why we consider it useful.

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
($ in thousands)	2016	2016	2016	2016	2015	2015	2016	2015

Net Income	$13,635	$68,416	$83,406	$37,780	$11,999	$57,650	$75,212	$33,669
Other interest expense, net	10,278	12,715	12,577	12,748	12,601	14,414	13,453	12,909
Depreciation and amortization	6,551	6,219	6,034	5,891	6,316	6,387	6,037	5,361
Income tax expense	1,269	2,288	1,979	371	(1,997)	1,145	1,790	418
EBITDA	31,733	89,638	103,996	56,790	28,919	79,596	96,492	52,357
Adjustments:
Loss and expense on debt restructure (a)	6,270	—	—	—	—	—	—	—
Loss (gain) on sale of assets and disposition of stores (a)	(339)	21	(222)	(24)	1,301	5	(252)	398
Monitoring fee (a)	—	625	625	625	625	625	625	625
Equity-based compensation (a)	1,537	—	60	—	—	—	—	—
Adjustment to rent on right to use assets (a)	—	—	—	—	—	(2,935)	(2,521)	(2,142)
Adjusted EBITDA	$39,201	$90,284	$104,459	$57,391	$30,845	$77,291	$94,344	$51,238

(a)	See “Non-GAAP Financial Measures” in Part II, Item 7 of this Form 10-K for a more detailed description of the adjustments set forth above.

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
(as percentage of total revenue)	2016	2016	2016	2016	2015	2015	2016	2015

Net income margin	2.03%	6.90%	7.81%	4.74%	1.85%	6.08%	7.57%	4.83%
Other interest expense, net	1.53%	1.28%	1.18%	1.60%	1.95%	1.52%	1.35%	1.85%
Depreciation and amortization	0.98%	0.63%	0.57%	0.74%	0.98%	0.67%	0.61%	0.77%
Income tax expense	0.19%	0.23%	0.19%	0.05%	(0.31%)	0.12%	0.18%	0.06%
EBITDA margin	4.74%	9.04%	9.74%	7.12%	4.47%	8.40%	9.71%	7.51%
Adjustments:
Loss and expense on debt restructure (a)	0.94%	—	—	—	—	—	—	—
Loss (gain) on sale of assets and disposition of stores (a)	(0.05%)	0.00%	(0.02%)	(0.00%)	0.20%	0.00%	(0.03%)	0.06%
Monitoring fee (a)	—	0.06%	0.06%	0.08%	0.10%	0.07%	0.06%	0.09%
Equity-based compensation (a)	0.23%	—	0.01%	—	—	—	—	—
Adjustment to rent on right to use assets (a)	—	—	—	—	—	(0.31%)	(0.25%)	(0.31%)
Adjusted EBITDA margin	5.85%	9.11%	9.78%	7.19%	4.77%	8.15%	9.50%	7.35%

(a)	See “Non-GAAP Financial Measures” in Part II, Item 7 of this Form 10-K for a more detailed description of the adjustments set forth above.

	Three Months Ended
($ in thousands except	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
per share amounts)	2016	2016	2016	2016	2015	2015	2016	2015
Numerator:
Net income attributable to Camping World Holdings, Inc.	$2,059	$68,416	$83,406	$37,780	$11,999	$57,650	$75,212	$33,669
Adjustments:
Reallocation of net income attributable to non-controlling interests from the assumed exchange of common units of CWGS, LLC (a)	11,576	—	—	—	—	—	—	—
Loss and expense on debt restructure (a)	6,270	—	—	—	—	—	—	—
Loss (gain) on sale of assets and disposition of stores (a)	(339)	21	(222)	(24)	1,301	5	(252)	398
Monitoring fee (a)	—	625	625	625	625	625	625	625
Equity-based compensation expense (a)	1,537	—	60	—	—	—	—	—
Adjustment to rent on right to use assets (a)	—	—	—	—	—	(2,935)	(2,521)	(2,142)
Income tax expense (a)	(9,282)	(24,300)	(29,000)	(16,778)	(8,135)	(20,075)	(25,410)	(13,780)
Adjusted pro forma net income	$11,821	$44,762	$54,869	$21,603	$5,790	$35,270	$47,654	$18,770
Denominator:
Weighted-average Class A common shares outstanding - diluted	83,602	—	—	—	—	—	—	—
Adjustments:
Assumed exchange of pre-IPO common unit equivalent of membership interests in CWGS, LLC (a)	—	71,900	71,924	72,651	72,651	72,651	72,651	72,651
Assumed issuance of Class A common stock in connection with IPO (a)	170	11,872	11,872	11,872	11,872	11,872	11,872	11,872
Dilutive restricted stock units	24	—	—	—	—	—	—	—
Adjusted pro forma fully exchanged weighted average Class A common shares outstanding - diluted	83,796	83,772	83,796	84,523	84,523	84,523	84,523	84,523
Adjusted pro forma earnings per fully exchanged and diluted share	$0.14	$0.53	$0.65	$0.26	$0.07	$0.42	$0.56	$0.22

(a)	See “Non-GAAP Financial Measures” in Part II, Item 7 of this Form 10-K for a more detailed description of the adjustments set forth above.

Cash Flow

The following table shows summary cash flows information for the years ended December 31, 2016, 2015 and 2014, respectively:

	Fiscal Year Ended
	December 31,	December 31,	December 31,
(In thousands)	2016	2015	2014
Net cash provided by operating activities	$223,710	$112,143	$44,064
Net cash used in investing activities	(115,703)	(176,200)	(50,225)
Net cash (used in) provided by financing activities	(85,836)	45,372	80,366
Net (decrease) increase in cash and cash equivalents	$22,171	$(18,685)	$74,205

Operating activities.  Our cash flows from operating activities are primarily collections from contracts in transit and customers following the sale of new and used vehicles, as well as from the sale of retail parts, services and other. Contracts in transit represent amounts due from third‑party lenders from whom pre‑arranged agreements have been determined, and to whom the retail installment sales contract have been assigned. Our primary uses of cash from operating activities are repayments of vehicle floor plan payables, payments to retail product suppliers, personnel‑related expenditures, payments related to leased property, advertising, and various consumer services program costs.

Net cash provided by operating activities was $223.7 million for the year ended December 31, 2016, an increase of $111.6 million from $112.1 million in the year ended December 31, 2015. The increase for the year ended December 31, 2016 was primarily due to $79.6 million from slower inventory growth in 2016, a $24.7 million increase in net income, and $7.8 million from other increases.

Net cash provided by operating activities was $112.1 million for the year ended December 31, 2015, an increase of $68.1 million from $44.1 million in the year ended December 31, 2014. The increase for the year ended December 31, 2015 was primarily due to a $54.9 million increase in net income, a $7.1 million increase due to growth in accounts payable and accrued liabilities, a $7.1 million increase in checks held in excess of bank balance, a $3.7 million increase from a slightly lower growth in inventory in 2015 and $0.9 million of other increases, partially offset by a $5.6 million decrease in the growth of deferred revenues.

Net cash provided by operating activities was $44.1 million for the year ended December 31, 2014, primarily attributable to net income before depreciation, amortization and loss on debt restructure of $150.1 million, and growth in deferred revenue of $9.4 million, partially offset by increased inventory of $115.3 million.

Investing activities.  Our investment in business activities primarily consists of expanding our operations through organic growth and the acquisition of retail locations. Substantially all of our new retail locations and capital expenditures have been financed using cash provided by operating activities and borrowings under our Senior Secured Credit Facilities.

Our capital expenditures consist primarily of investing in greenfield retail locations, existing retail locations, and information technology hardware and software. There are no material commitments for capital expenditures as of December 31, 2016. The table below summarizes our capital expenditures for the years ended December 31, 2016, 2015, and 2014, respectively:

	Fiscal Year Ended
	December 31,	December 31,	December 31,
(In thousands)	2016	2015	2014
IT hardware and software	$6,969	$9,709	$10,297
Greenfield retail locations	6,625	16,577	8,296
Existing retail locations	19,430	11,592	13,297
Corporate and other	6,758	3,559	3,094
Total capital expenditures	$39,782	$41,437	$34,984

Net cash used in investing activities was $115.7 million for year ended December 31, 2016. The $115.7 million of cash used in investing activities included $78.6 million for the acquisition of six retail locations, five consumer shows, and a wholesale parts dealer, comprised of $0.9 million of accounts receivable, $36.3 million of inventory, $2.8 million of intangible assets, $40.2 million of goodwill, $0.8 million of property and equipment and $0.2 million of other assets, less $2.6 million of accrued liabilities and customer deposits, in addition to $39.8 million of capital expenditures and $17.1 million for the purchase of real property, partially offset by proceeds from the sale and leaseback of real property and property and equipment of $15.9 million and $3.9 million, respectively.

Net cash used in investing activities was $176.2 million for the year ended December 31, 2015. The $176.2 million of cash used in investing activities included $125.2 million for the acquisition of six retail locations, comprised of $75.7 million of inventory, $51.9 million of goodwill, $0.8 million of property and equipment, less $1.7 million of accrued liabilities and customer deposits and a $1.5 million purchase price holdback, in addition to $41.4 million of capital expenditures and $30.3 million for the purchase of real property, partially offset by proceeds from the sale and leaseback of real property and property and equipment of $19.4 million and $1.3 million, respectively.

Net cash used in investing activities was $50.2 million for the year ended December 31, 2014. The $50.2 million of net cash used in investing activities included $10.6 million for the acquisition of three retail locations, including $6.2 million of inventory and $4.4 million of goodwill, in addition to $35.0 million of capital expenditures and $6.4 million for the purchase of real property, partially offset by proceeds from the sale of real property and property and equipment of $1.2 million and $0.6 million, respectively.

Financing activities.  Our financing activities primarily consist of proceeds from the issuance of debt and the repayment of principal and debt issuance costs.

Our net cash used in financing activities was $85.8 million for the year ended December 31, 2016. The $85.8 million of cash used in financing activities was primarily due to payment of debt of $288.5 million, member distributions of $236.1 million, debt issuance costs of $7.1 million, and other financing uses of $3.1 million, partially offset by proceeds from long-term debt of $188.1 million, proceeds from issuance of Class A common stock sold in the IPO net of underwriter’s discounts and commissions of $234.2 million, and $26.7 million of net borrowings under the Floor Plan Facility. During 2016, we also borrowed and repaid $12.0 million under the Previous Revolving Credit Facility.

Our net cash provided by financing activities was $45.4 million for the year ended December 31, 2015. The $45.4 million of cash provided by financing activities was primarily due to borrowings of $148.9 million under the Previous Term Loan Facility and $167.4 million of net borrowings under the Floor Plan Facility, partially offset by member distributions of $228.9 million, principal payments under the Previous Term Loan Facility of $36.6 million, debt issuance costs totaling $3.3 million and other financing uses of $2.1 million.

Our net cash provided by financing activities was $80.4 million for the year ended December 31, 2014. The $80.4 million of cash provided by financing activities was primarily due to borrowings of $116.4 million under the Previous Term Loan Facility and $47.9 million of net borrowings under the Floor Plan Facility, partially offset by member distributions of $60.1 million, principal payments under the Senior Secured Credit Facilities of $18.9 million, debt issuance costs totaling $2.9 million and other financing uses of $2.0 million.

Description of Senior Secured Credit Facilities and Floor Plan Facility

As of December 31, 2016, we had a new credit agreement that included a $645.0 million term loan (the ‘‘New Term Loan Facility’’) and $35.0 million of commitments for revolving loans (the ‘‘New Revolving Credit Facility’’ and, together with the New Term Loan Facility, the ‘‘New Senior Secured Credit Facilities’’). The borrowings on the New Term Loan Facility were used to pay off and terminate our previous senior secured credit facilities (“Previous Senior Secured Credit Facilities” and, together with the New Senior Secured Credit Facilities, the “Senior Secured Credit Facilities”). Additionally, we also have up to $1.165 billion in maximum borrowing availability under a floor plan financing facility (the ‘‘Floor Plan Facility’’). The

Floor Plan Facility also provides a letter of credit commitment of $15.0 million. As of December 31, 2016, we had $626.8 million of term loans outstanding under the New Senior Secured Credit Facilities, net of $6.3 million of unamortized original issue discount and $11.9 million of finance costs, no revolving borrowings outstanding under the New Senior Secured Credit Facilities aside from letters of credit in the aggregate amount of $3.2 million outstanding under the New Revolving Credit Facility, and $625.2 million of floor plan notes payable outstanding under the Floor Plan Facility, with $31.8 million of additional borrowing capacity under our New Revolving Credit Facility and $539.8 million of additional borrowing capacity under our Floor Plan Facility. Our New Term Loan Facility requires us to make quarterly principal payments of 0.25% of the outstanding principal amount thereof. Additionally, we paid total cash interest on our Senior Secured Credit Facilities of $41.6 million and $36.8 million for the years ended December 31, 2016 and 2015, respectively, and we paid total floor plan interest expense on our Floor Plan Facility of $18.9 million and $12.4 million for the years ended December 31, 2016 and 2015, respectively. In addition to interest paid on our Senior Secured Credit Facilities and our Floor Plan Facility, we paid cash interest of $1.4 million and $8.5 million for the years ended December 31, 2016 and 2015, respectively. We may from time to time seek to refinance, retire or exchange our outstanding debt. Such refinancings, repayments or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. In the past, we have used interest rate swap derivatives to diversify our debt portfolio between fixed and variable rate instruments. For additional information regarding our interest rate risk and interest rate hedging instruments, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of this Form 10-K.

New Senior Secured Credit Facilities

On November 8, 2016, CWGS Group, LLC, a wholly-owned subsidiary of CWGS, LLC (the “Borrower”) and CWGS, LLC (as parent guarantor) entered into a credit agreement (the “New Credit Agreement”) for the $680.0 million New Senior Secured Credit Facilities with Goldman Sachs Bank USA, as administrative agent, and the other lenders party thereto, and used the proceeds to repay the Previous Senior Secured Credit Facilities (see below). The New Senior Secured Credit Facilities consist of a seven-year $645.0 million New Term Loan Facility and a five-year $35.0 million New Revolving Credit Facility.

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

Pricing Level	Total Leverage Ratio	Eurocurrency	Alternate Base Rate
1	≤ 1.75 : 1.00	3.25%	2.25%
2	> 1.75 : 1.00	3.50%	2.50%

In addition to paying interest on outstanding principal under the New Senior Secured Credit Facilities, we are required to pay a commitment fee to the lenders under the New Revolving Credit Facility in respect of the unutilized commitments thereunder at a rate of 0.50% per annum. We also pay customary letter of credit and agency fees.

Quarterly payments of $1.6 million will be due under the New Term Loan Facility on the last day of each fiscal quarter going forward beginning March 31, 2017. The remaining unpaid principal balance of the

New Term Loan Facility along with all accrued and unpaid interest is due and payable on November 8, 2023. As of December 31, 2016, we had $626.8 million of term loans outstanding, net of $6.3 million of unamortized original issue discount and $11.9 million of finance costs. The New Term Loan Facility also provides for an excess cash flow payment following the end of each fiscal year, commencing with the fiscal year ending December 31, 2017, such that the Borrower is required to prepay the term loan borrowings in an aggregate amount equal to 50% of excess cash flow for such fiscal year if the total leverage ratio is greater than 2.00 to 1.00. The required percentage of excess cash flow prepayment is reduced to 25% if the total leverage ratio is 1.50 to 1.00 or greater, but less than 2.00 to 1.00, and 0% if the total leverage ratio is less than 1.50 to 1.00.

The principal amount outstanding of loans under the New Revolving Credit Facility becomes due and payable on November 8, 2021. As of December 31, 2016, we had $31.8 million available for borrowing under our New Revolving Credit Facility, net of outstanding letters of credit in the aggregate amount of $3.2 million, and no outstanding borrowings thereunder.

The New Senior Secured Credit Facilities are collateralized by substantially all of the assets and equity of the Borrower and the subsidiary guarantors, which excludes FreedomRoads Intermediate Holdco, LLC and its subsidiaries, and contain financial covenants and certain business covenants, including restrictions on dividend payments. The New Senior Secured Credit Facilities restrict the ability of the Borrower and its subsidiaries to pay distributions or make other restricted payments. The Borrower is generally permitted to pay distributions (1) in an amount not to exceed a specified available amount (as defined in the New Credit Agreement), and calculated as the sum of, among other things, $40.0 million, plus net proceeds received by the Borrower in connection with the issuance of, or contribution of cash in respect of, certain existing equity interests, plus, if the total leverage ratio is not greater than 2.50 to 1, cumulative excess cash flow not otherwise applied, minus distributions, prepayments of debt and investments made in reliance of the available amount) as long as (A) after giving pro forma effect to the contemplated distribution, the Borrower would be in compliance with the maximum total leverage ratio covenant (as described below) and (B) no default or event of default has occurred or would result from the contemplated distribution; and (2) in an amount up to $30.0 million during any calendar year, with unused amounts in any calendar year carried over to the succeeding calendar year, to provide funds that are used by CWGS, LLC to pay regular quarterly distributions to its common unit holders, including us. In addition, the New Credit Agreement requires the Borrower and its subsidiaries to comply on a quarterly basis with a maximum total leverage ratio, which covenant is only for the benefit of the New Revolving Credit Facility, during certain periods in which the aggregate amount of borrowings under the New Revolving Credit Facility (including swingline loans), letters of credit and unreimbursed letter of credit disbursements outstanding at such time (minus the lesser of (a) $5.0 million and (b) letters of credit outstanding) is greater than $10.0 million. The maximum total leverage ratio is 3.00 to 1 stepping down to 2.75 to 1 on March 31, 2020. As of December 31, 2016, the Borrower, CWGS, LLC and the subsidiary guarantors were in compliance with our New Senior Secured Credit Facilities. To the extent that we are unable to comply with the maximum total leverage ratio in the future, we would be unable to borrow under the New Revolving Credit Facility and may need to seek alternative sources of financing in order to operate and finance our business as we deem appropriate. There is no guarantee that we would be able to incur additional indebtedness on acceptable terms or at all.

Previous Senior Secured Credit Facilities

On November 20, 2013, the Borrower and CWGS, LLC (as parent guarantor) entered into a credit agreement (the “Previous Credit Agreement”) for the $545.0 million Previous Senior Secured Credit Facilities with Goldman Sachs Bank USA, as administrative agent and the other lenders party thereto. The Previous Senior Secured Credit Facilities originally consisted of a $525.0 million term loan facility (the “Previous Term Loan Facility”) at an original issue discount of $5.25 million or 1.00%, and a $20.0 million revolving credit facility (including a $10.0 million letter of credit sublimit) (the “Previous Revolving Credit Facility”). The Previous Senior Secured Credit Facilities also included a $5.0 million swingline commitment.

On December 1, 2014, we amended the Previous Credit Agreement governing our Previous Senior Secured Credit Facilities (the ‘‘First Amendment’’) to, among other things, provide for an increase in term loan borrowings to $628.1 million, allow the contribution of the net cash proceeds of the First Amendment to FreedomRoads, LLC (‘‘FR’’), a subsidiary of Borrower, finance its acquisition of RV dealerships, increase the size of the incremental cap and make certain other changes to the pricing terms, incremental borrowings provision and certain covenants.

On June 2, 2015, we further amended the Previous Credit Agreement (the ‘‘Second Amendment’’) to, among other things, provide for an increase in term loan borrowings to $705.8 million, allow a special distribution of the net cash proceeds of the Second Amendment from the Borrower to CWGS, LLC for a distribution to its members in the amount of $95.0 million, reduce the applicable rate with respect to term loans, increase the initial restricted payment amount, increase the size of the incremental cap and make certain other changes to the pricing terms, incremental borrowings provision and certain covenants.

On December 17, 2015, we further amended the Previous Credit Agreement (the ‘‘Third Amendment’’) to, among other things, provide for an increase in term loan borrowings to $736.5 million, allow the contribution of the net cash proceeds of the Third Amendment to FR, to finance its acquisition of RV dealerships, increase the applicable rate with respect to term loans, increase the size of the incremental cap and make certain other changes to the pricing terms, incremental borrowings provision and certain covenants.

On September 21, 2016, we further amended the Previous Credit Agreement (the ‘‘Fourth Amendment’’) to, among other things, permit the IPO, provide for an increase in term loan borrowings to $816.3 million, increase the capacity for payments by the Borrower to CWGS, LLC for payment of regular quarterly distributions to its common unit holders, including us, permit a $100.0 million special distribution of a portion of borrowings under the Fourth Amendment from the Borrower (as defined herein) to CWGS, LLC for a distribution to its members (which was also made on September 21, 2016 and allow a contribution to FR to finance the acquisition of RV dealerships.

In November, 2016, the Previous Senior Secured Credit Facilities were fully repaid and terminated with the borrowings on the New Senior Secured Credit Facilities.

Floor Plan Facility

On August 12, 2015, FreedomRoads, LLC (the ‘‘Floor Plan Borrower’’), a wholly-owned subsidiary of CWGS, LLC, and Bank of America, N.A., as administrative agent and letter of credit issuer, and the other lenders party thereto, entered into a sixth amended and restated credit agreement, which governs our floor plan facility (the ‘‘Floor Plan Facility’’), modifying a floor plan facility originally entered into with Bank of America, N.A. as administrative agent, and other lenders party thereto, as amended from time to time, since 2005 to finance substantially all of our new and certain of our used RV inventory. We are required to make monthly interest payments on the amount financed. We can use this facility to finance (i) up to 100% of our new RV inventory, and (ii) various percentages of our used RV inventory, as determined by reference to the most recently published National Automobile Dealers Association RV Industry Appraisal Guide. On July 1, 2016, we entered into an amendment to the Floor Plan Facility to, among other things, increase the available amount under a floor plan facility from $865.0 million to $1.165 billion, amend the applicable margin, and extend the maturity date. Our Floor Plan Facility allows the Floor Plan Borrower to borrow up to $1.165 billion under a floor plan facility and up to $15.0 million under a letter of credit facility. The Floor Plan Facility matures on June 30, 2019. As of December 31, 2016, $625.2 million in floor plan notes payable and $8.0 million of letters of credit were outstanding under the Floor Plan Facility.

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

Pricing Level	Consolidated Current Ratio	Floating LIBOR Rate Loans	Base Rate Loans
I	> 1.250 : 1.000	2.05%	0.55%
II	> 1.220 : 1.000 but ≤ 1.250 : 1.000	2.15%	0.65%
III	> 1.200 : 1.000 but ≤ 1.220 : 1.000	2.35%	0.85%
IV	≤ 1.200 : 1.000	2.50%	1.00%

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

In addition to other customary covenants, the credit agreement governing our Floor Plan Facility requires the Floor Plan Borrower and the subsidiary guarantors to comply on a monthly basis with a minimum consolidated current ratio of 1.180 to 1.000 and a minimum fixed charge coverage ratio of 1.250 to 1.000. As of December 31, 2016, the Floor Plan Borrower and the subsidiary guarantors were in compliance with each of these covenants.

Borrowings under the Floor Plan Facility are guaranteed by FreedomRoads Intermediate Holdco, LLC (the direct parent of the Floor Plan Borrower) and certain subsidiary guarantors (collectively, the ‘‘Guarantors’’). These floor plan arrangements grant the administrative agent a first priority security interest in all property of the floor plan Borrower and the Guarantors, the financed RVs and the related sales proceeds.”

Sale/Leaseback Arrangements

We have in the past and may in the future enter into sale‑leaseback transactions to finance certain property acquisitions and capital expenditures, pursuant to which we sell property and/or leasehold improvements to third parties and agree to lease those assets back for a certain period of time. Such sales generate proceeds which vary from period to period.

Deferred Revenue and Gains

Deferred revenue and gains consist of our sales for products not yet recognized as revenue at the end of a given period and deferred gains on sale‑leaseback and derecognition of right to use asset transactions. Our deferred revenue and deferred gains as of December 31, 2016 were $102.4 million and $13.4 million, respectively. Deferred revenue is expected to be recognized as revenue and deferred gains are expected to be recognized ratably over the lease terms as an offset to rent expense as set forth in the following table (in thousands):

	2017	2018	2019	2020	2021	Thereafter	Total
Deferred Revenue	$67,496	$20,913	$9,139	$4,008	$2,075	$4,855	$108,486
Deferred gains	1,147	1,147	1,147	1,147	1,147	6,632	12,367
Total	$68,643	$22,060	$10,286	$5,155	$3,222	$11,487	$120,853

Contractual Obligations

The following table sets forth our contractual obligations and commercial commitments as of December 31, 2016 (in thousands):

	2017	2018	2019	2020	2021	Thereafter	Total
Long-term debt, including current maturities	$6,450	$6,450	$6,450	$6,450	$6,450	$612,750	$645,000
Interest on long-term debt (1)	29,317	29,023	28,729	28,512	28,140	51,412	195,133
Floor plan notes payable, net (2)	625,185	—	—	—	—	—	625,185
Operating leases	72,410	71,675	70,145	66,223	64,044	493,477	837,974
Capital lease obligations	1,285	837	23	—	—	—	2,145
Right to use liabilities (3)	872	583	486	486	486	13,813	16,726
Purchase obligations (4)	38,765	—	—	—	—	—	38,765
Tax receivable agreement liability (5)	991	833	855	880	908	14,714	19,181
Service agreements (6)	2,319	2,423	2,423	2,423	2,603	—	12,191
Marketing sponsorships (7)	5,675	7,075	6,279	5,086	5,247	8,361	37,723
Total	$783,269	$118,899	$115,390	$110,060	$107,878	$1,194,527	$2,430,023

(1)

We estimated interest payments through the maturity of our New Senior Secured Credit Facilities by applying the interest rate in effect as of December 31, 2016. See Note 7 — Long-Term Debt of the audited consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information.

(2)

Floor plan notes payable, net are revolving financing arrangements and the Floor Plan Facility matures on June 30, 2019. Payments are generally made as required pursuant to the Floor Plan Facility discussed above under “— Description of Senior Secured Credit Facilities and Floor Plan Facility — Floor Plan Facility.”

(3)

Amounts represent the future minimum lease payments under the right to use leases. See Note 9 — Right to Use Liability in the audited consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information.

(4)

Amounts represent purchase commitments relating to the procurement of RV inventories that have been approved by the Floor Plan Facility. See Note 3 — Inventories, net and Notes Payable — Floorplan in the audited consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information.

(5)

Amounts represent the estimated payments under the Tax Receivable Agreement. See Note 10 — Income Taxes in the audited consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information.

(6)

Service agreements are multi‑year agreements for services at agreed upon amounts for each year. See Note 12 — Commitments and Contingencies in the audited consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information.

(7)

Marketing sponsorship agreements are multi‑year sponsorship agreements at agreed upon amounts each year per the agreements. See Note 12 — Commitments and Contingencies in the audited consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information.

Off‑Balance Sheet Arrangements

As of December 31, 2016, we did not have any off‑balance sheet arrangements, except for operating leases entered into in the normal course of business.

Recent Accounting Pronouncements

See discussion of recently adopted and recently issued accounting pronouncements in Note 1 — Summary of Significant Accounting Policies to our consolidated financial statements in Part II, Item 8 of this Form 10-K.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in conformity with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Critical accounting policies are those that management believes are both most important to the portrayal of our financial condition and operating results, and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We base our estimates on historical experience, outside advice from parties believed to be experts in such matters, and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Judgments and uncertainties affecting the application of those policies may result in materially different amounts being reported under different conditions or using different assumptions. Our significant accounting policies can be found in Note 1 — Summary of Significant Accounting Policies to our consolidated financial statements included in Part II, Item 8 of this Form 10-K. We consider the following policies to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements.

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, services or products have been provided to the customers, fees are fixed or determinable, and collectability is reasonably assured.

Consumer Services and Plans revenue consists of membership clubs, publications, consumer shows, and marketing and royalty fees from various Consumer Services and Plans. Certain Consumer Services and Plans revenue is generated from annual, multiyear and lifetime memberships. The revenue and expenses associated with these memberships are deferred and amortized over the membership period. Unearned revenue and profit are subject to revisions as the membership progresses to completion. Revisions to membership period estimates would change the amount of income and expense amortized in future accounting periods. For lifetime memberships, an 18‑year period is used, which is the actuarially determined estimated fulfillment period. Roadside Assistance (“RA”) revenues are deferred and recognized over the life of the membership. RA claim expenses are recognized when incurred.

Royalty revenue is earned under the terms of an arrangement with a third‑party credit card provider based on a percentage of our co‑branded credit card portfolio retail spend with such third‑party credit card provider.

Marketing fees for finance, insurance, extended service and other similar products are recognized, net of a reserve for estimated cancellations, if applicable, when a product contract payment has been received or financing has been arranged.

Promotional expenses, consisting primarily of direct‑mail advertising, are deferred and expensed over the period of expected future benefit, typically three months based on historical actual response rates. Renewal expenses are expensed at the time related materials are mailed.

Newsstand sales of publications and related expenses are recorded at the time of delivery, net of an estimated provision for returns. Subscription sales of publications are reflected in income over the lives of the subscriptions. The related selling expenses are expensed as incurred. Advertising revenues and related expenses are recorded at the time of delivery. Subscription and newsstand revenues and expenses related to annual publications are deferred until the publications are distributed.

Revenue and related expenses for consumer shows are recognized when the show occurs.

Retail revenue consists of sales of new and used vehicles, commissions on related finance and insurance contracts, and sales of parts, services and other products. Revenue from the sale of vehicles is recognized upon completion of the sale to the customer. Conditions to completing a sale include having an agreement with the customer, including pricing and the sales price must be reasonably expected to be collected and delivery has occurred.

Revenue from parts, services and other products sales is recognized when products are sold in the retail stores, shipped for mail and internet orders, or upon completion of the service.

Finance and insurance revenue is recognized when a finance and insurance product contract payment has been received or financing has been arranged. The proceeds we receive for arranging financing contracts, and selling insurance and service contracts, are subject to chargebacks if the customer terminates the respective contract earlier than a stated period. A reserve for chargebacks is recorded as a reduction of revenues in the period in which the related revenue is recognized.

We recognize rental vehicle revenue over the period that the vehicle is rented.

Contracts in Transit

Contracts in transit consist of amounts due from non-affiliated financing institutions on retail finance contracts from vehicle sales for the portion of the vehicle sales price financed by our customers. Contracts in transit are included in current assets in our consolidated financial statements and totaled $29.0 million as of December 31, 2016, and $21.9 million as of December 31, 2015.

Inventories, net

Retail inventories consist primarily of new and used vehicles held for sale valued using the specific‑identification method and valued at the lower of cost or net realizable value. Cost includes purchase costs, reconditioning costs, dealer‑installed accessories, and freight. For vehicles accepted in trades, the cost is the fair value of such used vehicles at the time of the trade‑in. Parts and accessories are valued at the lower of cost or net realizable value. Retail parts, services and other inventories primarily consist of retail travel and leisure specialty merchandise and are stated at lower of first‑in, first‑out cost or net realizable value.

In assessing lower of cost or net realizable value for inventory, we consider (i) the aging of the inventory item, (ii) historical sales experience of the inventory item, and (iii) current market conditions and trends for the inventory item. We also review and consider the following metrics related to sales of inventory items (both on a recent and longer‑term historical basis): (i) days of supply in our inventory, and (ii) average vehicle selling price if sold at less than original cost. We then determine the appropriate level of reserve required to reduce our inventory to the lower of cost or market, and record the resulting adjustment in the period in which we determine a loss has occurred. If future demand or market conditions for our products are less favorable than forecasted or if unforeseen circumstances negatively impact the utility of inventory, we may be required to record additional write‑downs, which would negatively affect its results of operations in the period when the write‑downs are recorded.

Goodwill and Other Intangible Assets

Goodwill is reviewed at least annually for impairment, and more often when impairment indicators are present. We have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its net book value. The qualitative analysis used contains inherent uncertainties, including significant estimates and assumptions related to growth rates, projected earnings and cost of capital. We are subject to financial risk to the extent that our assets and goodwill become impaired due to deterioration of the underlying businesses. The risk of an asset impairment loss may increase to the extent the underlying businesses’ earnings or projected earnings decline. During the fourth quarter of 2016, we performed our annual impairment assessment of the carrying value of our goodwill. The fair value of our reporting units significantly exceeded the carrying value of its net assets. As a result, we were not required to conduct the second step of the impairment test for goodwill relating to our reporting units. See Note 5 — Goodwill and Intangible Assets to our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K. Finite‑lived intangibles are recorded at cost, net of accumulated amortization and, if applicable, impairment charges. The finite‑lived intangible assets consist of membership customer lists with weighted‑average useful lives of approximately five years.

Long‑Lived Assets

Long‑lived assets included in property and equipment, including capitalized software costs to be held and used, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is recognized to the extent the sum of the discounted estimated future cash flows from the use of the asset is less than the carrying value. For our major software systems, such as our accounting and membership systems, our capitalized costs may include some internal or external costs to configure, install and test the software during the application development stage. We do not capitalize preliminary project costs, nor do we capitalize training, data conversion costs, maintenance or post‑development stage costs.

Self‑Insurance Program

Self‑insurance reserves represent amounts established as a result of insurance programs under which we self‑insure portions of the business risks. We carry substantial premium‑paid, traditional risk transfer insurance for various business risks. We self‑insure and establish reserves for the retention on workers’ compensation insurance, general liability, automobile liability, professional errors and omission liability, and employee health claims. The self‑insured claims liability was approximately $11.3 million and $7.8 million as of December 31, 2016 and 2015, respectively. The determination of such claims and expenses and the appropriateness of the related liability is reviewed on a periodic basis. The self‑insurance accruals are calculated by third party actuaries and are based on claims filed and include estimates for claims incurred but not yet reported. Projections of losses, including incurred, but not reported losses, are inherently uncertain because of the random nature of insurance claims and could be substantially affected if occurrences and claims differ significantly from these assumptions and historical trends. In addition, we have obtained letters of credit as required by insurance carriers. As of December 31, 2016, 2015, and 2014, these letters of credit were approximately $10.8 million, $10.4 million and $9.4 million, respectively. This includes $7.6 million, $6.8 million and $5.9 million for the years ended December 31, 2016, 2015 and 2014, respectively, issued under the Floor Plan Facility (see Note 3 — Inventories, net and Notes Payable — Floor Plan, net to our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K), and the balance issued under our Senior Secured Credit Facilities (see Note 7 — Long-Term Debt to our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K).

Income Taxes

We apply the provisions of ASC Topic No. 740, “Income Taxes” (“ASC 740”). Under ASC 740, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence, including our operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction-by-jurisdiction basis. In accordance with ASC 740, we recognize, in our consolidated financial statements, the impact of our tax positions that are more likely than not to be sustained upon examination based on the technical merits of the positions. The Company recognizes interest and penalties for uncertain tax positions in income tax expense.

We are subject to U.S. federal, state and local income taxes with respect to our allocable share of any taxable income of CWGS, LLC and are taxed at the prevailing corporate tax rates. CWGS, LLC is currently treated as a partnership for U.S. federal and most applicable state and local income tax purposes and, as such is generally not subject to any U.S. federal entity‑level income taxes with the exception of certain subsidiaries, which are Subchapter C corporations. Taxable income or loss of a partnership is passed through to and included in the taxable income of its owners for U.S. federal income tax purposes. However, CWGS, LLC may be liable for various other state and local taxes. Pursuant to the CWGS LLC Agreement, CWGS, LLC will generally make pro rata tax distributions to holders of common units in an amount sufficient to fund all or part of their tax obligations with respect to the taxable income of CWGS, LLC that is allocated to them.

Tax Receivable Agreement Liability

As described in Note 10 — Income Taxes to the consolidated financial statements included in Part II, Item 8 of this Form 10-K, we are a party to the Tax Receivable Agreement under which we are contractually committed to pay the Continuing Equity Owners 85% of the amount of any tax benefits that we actually realize, or in some cases are deemed to realize, as a result of certain transactions (the “TRA Payments”). Amounts payable under the Tax Receivable Agreement are contingent upon, among other things, (i) generation of future taxable income over the term of the Tax Receivable Agreement and (ii) future changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits, then we would not be required to make the related TRA Payments. Therefore, we would only recognize a liability for TRA Payments if we determine if it is probable that we will generate sufficient future taxable income over the term of the Tax Receivable Agreement to utilize the related tax benefits. Estimating future taxable income is inherently uncertain and requires judgment. In projecting future taxable income, we consider our historical results and incorporate certain assumptions, including projected retail location openings, revenue growth, and operating margins, among others. During the year ended December 31, 2016, as a result of the redemption of common units in CWGS, LLC at the time of the IPO, we recognized liabilities totaling $19.2 million relating to our obligations under the Tax Receivable Agreement, after concluding that it was probable that we would have sufficient future taxable income to utilize the related tax benefits. If we determine in the future that we will not be able to fully utilize all or part of the related tax benefits, we would derecognize the portion of the liability related the benefits not expected to be utilized.

Additionally, we estimate the amount of TRA Payments expected to be paid within the next 12 months and classify this amount as current on our Consolidated Balance Sheets. This determination is based on our estimate of taxable income for the next fiscal year. To the extent our estimate differs from actual results, we may be required reclassify portions of our liabilities under the Tax Receivable Agreement between current and non-current.

Vendor Allowances

As a component of our consolidated procurement program, we frequently enter into contracts with vendors that provide for payments of rebates or other allowances. These vendor payments are reflected in the carrying value of the inventory when earned or as progress is made toward earning the rebate or allowance and as a component of cost of sales as the inventory is sold. Certain of these vendor contracts provide for rebates and other allowances that are contingent upon our meeting specified performance measures such as a cumulative level of purchases over a specified period of time. Such contingent rebates and other allowances are given accounting recognition at the point at which achievement of the specified performance measures are deemed to be probable and reasonably estimable.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

We are exposed to market risk from changes in inflation and interest rates. All of these market risks arise in the normal course of business, as we do not engage in speculative trading activities. The following analysis provides quantitative information regarding these risks.

Impact of Inflation

We believe that inflation over the last three fiscal years has not had a significant impact on our operations; however, we cannot assure you there will be no such effect in the future. Our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are generally subject to inflationary increases. Additionally, the cost of remodeling acquired retail locations and constructing new retail locations is subject to inflationary increase in the costs of labor and material, which results in higher rent expense on new retail locations. Finally, we finance substantially all of our inventory through various revolving floor plan arrangements with interest rates that vary based on various benchmarks. Such rates have historically increased during periods of increasing inflation.

Interest Rate Risk

Our operating results are subject to risk from interest rate fluctuations on our New Senior Secured Credit Facilities and our Floor Plan Facility, which carries variable interest rates. Interest rate risk is the exposure to loss resulting from changes in the level of interest rates and the spread between different interest rates. Our New Senior Secured Credit Facilities includes the New Term Loan Facility and the New Revolving Credit Facility with advances tied to a borrowing base and which bear interest at variable rates. Additionally, under our Floor Plan Facilities we have the ability to draw on revolving floor plan arrangements, which bear interest at variable rates. Because our New Senior Secured Credit Facilities and Floor Plan Facility bear interest at variable rates, we are exposed to market risks relating to changes in interest rates. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. As of December 31, 2016, we had no outstanding borrowings under our New Revolving Credit Facility aside from letters of credit in the aggregate amount of

$3.2 million outstanding under the New Revolving Credit Facility, $626.8 million of variable rate debt outstanding under our New Term Loan Facility, net of $6.3 million of unamortized original issue discount and $11.9 million of finance costs, and $625.2 million in outstanding borrowings under our Floor Plan Facility. Based on December 31, 2016 debt levels, an increase or decrease of 1% in the effective interest rate would cause an increase or decrease in interest expense under our New Term Loan Facility of $5.9 million and $0.0 million (due to our interest rate floor), respectively, over the next 12 months and an increase or decrease of 1% in the effective rate would cause an increase or decrease in interest under our Floor Plan Facility of approximately $6.3 million over the next 12 months. We do not use derivative financial instruments for speculative or trading purposes, but this does not preclude our adoption of specific hedging strategies in the future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Camping World Holdings, Inc. and Subsidiaries

Consolidated Financial Statements

Years Ended December 31, 2016, 2015, and 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors of

Camping World Holdings, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of Camping World Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, stockholders’ and members’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedules listed in the index at Item 15(a)(2). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Camping World Holdings, Inc. and subsidiaries at December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Los Angeles, California

March 13, 2017

Camping World Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands Except Share and Per Share Amounts)

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$114,196	$92,025
Contracts in transit	29,012	21,892
Accounts receivable, less allowance for doubtful accounts of $2,920 and $2,929 in 2016 and 2015, respectively	58,488	56,356
Inventories, net	909,254	861,847
Prepaid expenses and other assets	21,755	18,861
Total current assets	1,132,705	1,050,981
Property and equipment, net	130,760	149,725
Deferred tax assets, net	125,878	6,234
Intangibles assets, net	3,386	1,652
Goodwill	153,105	112,940
Other assets	17,931	16,573
Total assets	$1,563,765	$1,338,105
Liabilities and stockholders' / members' equity (deficit)
Current liabilities:
Accounts payable	$68,655	$56,789
Accrued liabilities	78,044	77,552
Deferred revenues and gains	68,643	63,616
Current portion of capital lease obligations	1,224	771
Current portion of tax receivable agreement liability	991	—
Current portion of long-term debt	6,450	52,089
Notes payable – floor plan, net	625,185	598,420
Other current liabilities	16,745	13,861
Total current liabilities	865,937	863,098
Capital lease obligations, net of current portion	841	751
Right to use liability	10,343	30,599
Tax receivable agreement liability, net of current portion	18,190	—
Long-term debt, net of current portion	620,303	673,304
Deferred revenues and gains	52,210	52,151
Other long-term liabilities	24,156	13,062
Total liabilities	1,591,980	1,632,965
Commitments and contingencies
Stockholders' / members' equity (deficit):
Members' deficit	—	(294,860)
Preferred stock, par value $0.01 per share – 20,000,000 shares authorized; none issued and outstanding as of December 31, 2016	—	—
Class A common stock, par value $0.01 per share – 250,000,000 shares authorized; 18,935,916 issued and outstanding as of December 31, 2016	189	—
Class B common stock, par value $0.0001 per share – 75,000,000 shares authorized; 69,066,445 issued; and 62,002,729 outstanding as of December 31, 2016	6	—
Class C common stock, par value $0.0001 per share – one shares authorized; one issued and outstanding as of December 31, 2016	—	—
Additional paid-in capital	74,239	—
Retained earnings	544	—
Total stockholders' equity attributable to Camping World Holdings, Inc. / members' deficit	74,978	(294,860)
Non-controlling interests	(103,193)	—
Total stockholders' / members' equity (deficit)	(28,215)	(294,860)
Total liabilities and stockholders' / members' equity (deficit)	$1,563,765	$1,338,105

See accompanying Notes to Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Consolidated Statements of Income

(In Thousands Except Per Share Amounts)

	Year Ended December 31,
	2016	2015	2014
Revenue:
Consumer services and plans	$184,773	$174,600	$162,598
Retail
New vehicles	1,866,182	1,606,465	1,174,816
Used vehicles	705,893	806,399	680,190
Parts, services and other	540,019	507,810	482,254
Finance and insurance, net	229,839	190,820	135,140
Subtotal	3,341,933	3,111,494	2,472,400
Total revenue	3,526,706	3,286,094	2,634,998
Costs applicable to revenue (exclusive of depreciation and amortization shown separately below):
Consumer services and plans	79,272	81,749	74,065
Retail
New vehicles	1,604,534	1,379,156	1,006,389
Used vehicles	555,113	646,936	546,622
Parts, services and other	289,186	274,989	261,727
Subtotal	2,448,833	2,301,081	1,814,738
Total costs applicable to revenue	2,528,105	2,382,830	1,888,803
Operating expenses:
Selling, general, and administrative	691,884	634,890	536,485
Debt restructure expense	1,218	—	—
Depreciation and amortization	24,695	24,101	24,601
(Gain) loss on sale of assets	(564)	(237)	33
Total operating expenses	717,233	658,754	561,119
Income from operations	281,368	244,510	185,076
Other income (expense):
Floor plan interest expense	(18,854)	(11,248)	(10,675)
Other interest expense, net	(48,318)	(53,377)	(46,769)
Loss on debt restructure	(5,052)	—	(1,831)
Other income (expense), net	—	1	(35)
	(72,224)	(64,624)	(59,310)
Income before income taxes	209,144	179,886	125,766
Income tax expense	(5,907)	(1,356)	(2,140)
Net income	203,237	178,530	123,626
Less: net income attributable to non-controlling interests	(11,576)	—	—
Net income attributable to Camping World Holdings, Inc.	$191,661	$178,530	$123,626

Earnings per share of Class A common stock (1):
Basic	$0.11
Diluted	$0.09
Weighted average shares of Class A common stock outstanding (1):
Basic	18,766
Diluted	83,602

Pro forma earnings per share of Class A common stock (2):
Basic	$1.54
Diluted	$1.52

(1)	Basic and diluted earnings per Class A common stock is applicable only for periods after the Company’s IPO. See Note 21 — Earnings Per Share.
(2)

The pro forma financial information presented has been computed to reflect income attributable to non-controlling interests and income tax expense assuming the Company’s initial public offering and related reorganization transactions occurred on January 1, 2016. See Note 21 — Earnings Per Share.

See accompanying Notes to Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ and Members’ Equity (Deficit)

(In Thousands Except Unit Amounts)

										Additional		Non-
	Member Units		Members'	Class A Common Stock		Class B Common Stock		Class C Common Stock		Paid-In	Retained	Controlling
	Units	Amounts	Deficit	Shares	Amounts	Shares	Amounts	Shares	Amounts	Capital	Earnings	Interest	Total
Balance at January 1, 2014	154,414	$—	$(379,521)	—	$—	—	$—	—	$—	$—	$—	$—	$(379,521)
Net income	—	—	123,626	—	—	—	—	—	—	—	—	—	123,626
Membership units forfeited	(13)	—	—	—	—	—	—	—	—	—	—	—	—
Members' distributions	—	—	(60,101)	—	—	—	—	—	—	—	—	—	(60,101)
Conversion of Series B Note to equity	—	—	73,383	—	—	—	—	—	—	—	—	—	73,383
Balance at December 31, 2014	154,401	—	(242,613)	—	—	—	—	—	—	—	—	—	(242,613)
Net income	—	—	178,530	—	—	—	—	—	—	—	—	—	178,530
Membership units issued	1,158	—	—	—	—	—	—	—	—	—	—	—	—
Members' distributions	—	—	(230,777)	—	—	—	—	—	—	—	—	—	(230,777)
Balance at December 31, 2015	155,559	—	(294,860)	—	—	—	—	—	—	—	—	—	(294,860)
Net income prior to the Reorganization Transactions	—	—	189,602	—	—	—	—	—	—	—	—	—	189,602
Membership units redeemed prior to the Reorganization Transactions	(1,763)	—	(17,000)	—	—	—	—	—	—	—	—	—	(17,000)
Members' distributions prior to the Reorganization Transactions	—	—	(197,922)	—	—	—	—	—	—	—	—	—	(197,922)
Non-cash distributions prior to the Reorganization Transactions	—	—	(38,838)	—	—	—	—	—	—	—	—	—	(38,838)
Equity-based compensation recognized prior to the Reorganization Transactions	—	—	949	—	—	—	—	—	—	—	—	—	949
Effect of the Reorganization Transactions	(153,796)	—	358,069	7,064	71	62,003	6	—	—	(7,306)	—	(322,892)	27,948
Issuance of Class A common stock sold in initial public offering, net of underwriting discounts, commissions and offering costs	—	—	—	11,872	118	—	—	—	—	233,958	—	—	234,076
Non-controlling interest adjustment for purchase of common units from CWGS, LLC with proceeds from initial public offering	—	—	—	—	—	—	—	—	—	(144,178)	—	234,486	90,308
Equity-based compensation recognized subsequent to Reorganization Transactions	—	—	—	—	—	—	—	—	—	648	—	—	648
Distributions to holders of LLC Units	—	—	—	—	—	—	—	—	—	—	—	(21,223)	(21,223)
Dividends subsequent to the Reorganization Transactions	—	—	—	—	—	—	—	—	—	—	(1,515)	—	(1,515)
Deferred tax adjustments related to Tax Receivable Agreement	—	—	—	—	—	—	—	—	—	(11,794)	—	—	(11,794)
Non-controlling interest adjustment	—	—	—	—	—	—	—	—	—	2,911	—	(5,140)	(2,229)
Net income subsequent to the Reorganization Transactions	—	—	—	—	—	—	—	—	—	—	2,059	11,576	13,635
Balance at December 31, 2016	—	$—	$—	18,936	$189	62,003	$6	—	$—	$74,239	$544	$(103,193)	$(28,215)

See accompanying Notes to Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In Thousands)

	Year Ended December 31,
	2016	2015	2014
Operating activities
Net income	$203,237	$178,530	$123,626

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,695	24,101	24,601
Equity-based compensation	1,597	—	—
Loss on debt restructure	5,052	—	1,831
(Gain) loss on sale of assets	(564)	(237)	33
Provision for losses on accounts receivable	1,332	2,180	1,192
Accretion of original issue discount	1,127	1,010	848
Non-cash interest	4,543	5,897	1,345
Deferred tax expense (benefit)	3,765	(181)	1,175
Change in assets and liabilities, net of acquisitions:
Cash – restricted	—	25	—
Receivables and contracts in transit	(10,932)	(8,840)	(7,716)
Inventories	(31,987)	(111,586)	(115,304)
Prepaid expenses and other assets	(4,625)	(6,969)	(7,358)
Checks in excess of bank balance	(7,478)	6,192	(954)
Accounts payable and other accrued expenses	20,329	17,686	10,715
Accrued rent for cease-use locations	945	420	(117)
Deferred revenue and gains	4,988	3,847	9,410
Other, net	7,686	68	737
Net cash provided by operating activities	223,710	112,143	44,064

Investing activities
Purchases of property and equipment	(39,782)	(41,437)	(34,984)
Purchase of real property	(17,077)	(30,272)	(6,395)
Proceeds from the sale of real property	15,892	19,425	1,197
Purchases of businesses, net of cash acquired	(78,606)	(125,189)	(10,615)
Proceeds from sale of property and equipment	3,870	1,273	606
Purchase of intangible assets	—	—	(34)
Net cash used in investing activities	$(115,703)	$(176,200)	$(50,225)

Camping World Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (continued)

(In Thousands)

	Year Ended December 31,
	2016	2015	2014
Financing activities
Proceeds from long-term debt	$188,137	$148,938	$116,415
Payments on long-term debt	(288,520)	(36,647)	(13,870)
Net borrowings on notes payable – floor plan, net	26,765	167,387	47,926
Borrowings on revolver	12,000	—	—
Payments on revolver	(12,000)	—	—
Payments of principal on capital lease obligations	(1,465)	(737)	(688)
Payments of principal on right to use liability	(200)	(1,351)	(1,395)
Payments on credit facilities	—	—	(5,000)
Payment of debt issuance costs	(7,084)	(3,324)	(2,921)
Proceeds from issuance of Class A common stock sold in an initial public offering net of underwriter discounts and commissions	234,185	—	—
Proceeds from issuance of Class B common stock	7	—	—
Dividends on Class A common stock	(1,515)	—	—
Members' distributions	(236,146)	(228,894)	(60,101)
Net cash (used in) provided by financing activities	(85,836)	45,372	80,366

Increase (decrease) in cash	22,171	(18,685)	74,205
Cash at beginning of year	92,025	110,710	36,505
Cash at end of the year	$114,196	$92,025	$110,710

See accompanying Notes to Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016

1. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Camping World Holdings, Inc. (“CWH”) and its subsidiaries (collectively, the “Company”), and are presented in accordance with accounting principles generally accepted in the United States (“GAAP”). CWH was formed on March 8, 2016 as a Delaware corporation for the purpose of facilitating an initial public offering (the “IPO”) and other related transactions in order to carry on the business of CWGS Enterprises, LLC (“CWGS, LLC”). CWGS, LLC was formed in March 2011 when it received, through contribution from its then parent company, all of the membership interests of Affinity Group Holding, LLC and FreedomRoads Holding Company, LLC (“FreedomRoads”). The IPO and related reorganization transactions (the “Reorganization Transactions”) that occurred on October 6, 2016 (see Note 18 — Stockholders’ Equity for a discussion of these transactions) resulted in CWH as the sole managing member of CWGS, LLC, with CWH having sole voting power in and control of the management of CWGS, LLC. Despite its position as sole managing member of CWGS, LLC, CWH has a minority economic interest in CWGS, LLC. As of December 31, 2016, CWH owned 22.6% of CWGS, LLC. According, the Company consolidates the financial results of CWGS, LLC and reports a non-controlling interest in its consolidated financial statements. As the Reorganization Transactions, discussed in Note 18 — Stockholders’ Equity, are considered transactions between entities under common control, the financial statements for the periods prior to the IPO and related Reorganization Transactions have been adjusted to combine the previously separate entities for presentation purposes.

All significant intercompany accounts and transactions of the Company and its subsidiaries have been eliminated in consolidation. Certain prior-period amounts have been reclassified to conform to the current period presentation.

The Company does not have any components of other comprehensive income recorded within its consolidated financial statements, and, therefore, does not separately present a statement of comprehensive income in its consolidated financial statements.

Description of the Business

CWH is a holding company and operates through its subsidiaries. The operations of the Company consist of two primary businesses: (i) Consumer Services and Plans, and (ii) Retail. The Company provides consumer services and plans offerings through its Good Sam brand and the Company provides its retail offerings through its Camping World brand. Within the Consumer Services and Plans segment, the Company primarily derives revenue from the sale of the following offerings: emergency roadside assistance; property and casualty insurance programs; travel assist programs; extended vehicle service contracts; co‑branded credit cards; vehicle financing and refinancing; club memberships; and publications and directories. Within the Retail segment, the Company primarily derives revenues from the sale of the following products: new vehicles; used vehicles; parts and service, including recreational vehicle (“RV”) accessories and supplies; and finance and insurance. The Company primarily operates in various regions throughout the United States and markets its products and services to RV owners and camping enthusiasts. At December 31, 2016, the Company operated 122 Camping World retail locations, of which 105 locations sell new and used RV’s, and offer financing, and other ancillary services, protection plans, and products for the RV purchaser.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. The Company bases its estimates and judgments on historical experience and other assumptions that management believes are reasonable. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ materially from these estimates. The Company periodically evaluate estimates and assumptions used in the preparation of the financial statements and make changes on a prospective basis when adjustments are necessary. Significant estimates made in the accompanying Consolidated Financial Statements include certain assumptions related to accounts receivable, inventory, goodwill, intangible assets, long‑lived assets, assets held for sale, program cancellation reserves, and accruals related to self‑insurance programs, estimated tax liabilities and other liabilities.

Cash and Cash Equivalents

The Company considers all short‑term, highly liquid investments purchased with a maturity date of three months or less to be cash equivalents. The carrying amount approximates fair value because of the short‑term maturity of these instruments. Outstanding checks that are in excess of the cash balances at certain banks are included in accrued liabilities in the Consolidated Balance Sheets, and changes in the amounts are reflected in operating cash flows in the accompanying Consolidated Statement of Cash Flows.

Restricted Cash

Restricted cash balances are pledged primarily in lieu of letters of credit. Restricted cash is expected to become available to the Company when the letters of credit are issued.

Contracts in Transit

Contracts in transit consist of amounts due from non-affiliated financing institutions on retail finance contracts from vehicle sales for the portion of the vehicle sales price financed by the Company’s customers.

Concentration of Credit Risk

The Company’s most significant industry concentration of credit risk is with financial institutions from which the Company has recorded receivables and contracts in transit. These financial institutions provide financing to Camping World’s customers for the purchase of a vehicle in the normal course of business. These receivables are short‑term in nature and are from various financial institutions located throughout the United States.

The Company has cash deposited in various financial institutions that is in excess of the insurance limits provided by the Federal Deposit Insurance Corporation. The amount in excess of FDIC limits at December 31, 2016 and 2015 was approximately $119.0 million and $90.8 million, respectively.

The Company is potentially subject to concentrations of credit risk in accounts receivable. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers and their geographic dispersion.

Inventories, net

Retail inventories consist primarily of new and used recreational vehicles and pre-owned cars held for sale valued using the specific‑identification method and valued at the lower of cost or net realizable value. Cost includes purchase costs, reconditioning costs, dealer‑installed accessories, and freight. For vehicles accepted in trades, the cost is the fair value of such used vehicles at the time of the trade‑in. Parts and accessories are valued at the lower of cost or net realizable value. Retail parts, accessories, and other inventories primarily consist of retail travel and leisure specialty merchandise and are stated at lower of first‑in, first‑out cost or net realizable value.

Property and Equipment, net

Property and equipment is recorded at historical cost, net of accumulated depreciation and amortization, and, if applicable, impairment charges. Depreciation of property and equipment is provided using the straight‑line method over the following estimated useful lives of the assets:

Years
Building and improvements	40
Leasehold improvements	3 - 40
Furniture, fixtures and equipment	3-12
Rental vehicles	8
Software	3-5

Leasehold improvements are amortized over the useful lives of the assets or the remaining term of the respective lease, whichever is shorter.

Goodwill and Other Intangible Assets

Goodwill is reviewed at least annually for impairment, and more often when impairment indicators are present (see Note 5 — Goodwill and Intangible Assets). Finite‑lived intangibles are recorded at cost, net of accumulated amortization and, if applicable, impairment charges. Finite‑lived intangible assets consist of membership customer lists with weighted‑average useful lives of approximately five years.

Long‑Lived Assets

Long‑lived assets included in property and equipment, net, including capitalized software costs to be held and used, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is recognized to the extent the sum of the discounted estimated future cash flows from the use of the asset is less than the carrying value. For the Company’s major software systems, such as its accounting and membership systems, the Company’s capitalized costs may include some internal or external costs to configure, install and test the software during the application development stage. The Company does not capitalize preliminary project costs, nor does it capitalize training, data conversion costs, maintenance or post‑development stage costs.

Self‑Insurance Program

Self‑insurance reserves represent amounts established as a result of insurance programs under which the Company self‑insures portions of the business risks. The Company carries substantial premium‑paid, traditional risk transfer insurance for various business risks. The Company self‑insures and establishes reserves for the retention on workers’ compensation insurance, general liability, automobile liability, professional errors and omission liability, and employee health claims. The self‑insured claims liability was approximately $11.3 million and $7.8 million at December 31, 2016 and 2015, respectively. The determination of such claims and expenses and the appropriateness of the related liability are continually reviewed and updated. The self‑insurance accruals are calculated by actuaries and are based on claims filed and include estimates for claims incurred but not yet reported. Projections of future losses, including incurred but not reported losses, are inherently uncertain because of the random nature of insurance claims and could be substantially affected if occurrences and claims differ significantly from these assumptions and historical trends. In addition, the Company has obtained letters of credit as required by insurance carriers. As of December 31, 2016 and 2015, these letters of credit were approximately $10.8 million and $10.4 million, respectively. This includes $7.6 million and $6.8 million as of December 31, 2016 and 2015, respectively, issued under the FreedomRoads, LLC Floor Plan Facility (see Note 3 — Inventories and Notes Payable — Floor Plan, net), and the balance issued under the Company’s Senior Secured Credit Facilities (see Note 7 — Long‑Term Debt).

Long‑Term Debt

The fair value of the Company’s long‑term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered for debt of the same or similar remaining maturities.

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, services or products have been provided to the customers, fees are fixed or determinable, and collectability is reasonably assured.

Consumer Services and Plans revenue consists of revenue from membership clubs, publications, consumer shows, and marketing and royalty fees from various consumer services and plans. Certain Consumer Services and Plans revenue is generated from annual, multiyear and lifetime memberships. The revenue and expenses associated with these memberships are deferred and amortized over the membership period. Unearned revenue and profit are subject to revisions as the membership progresses to completion. Revisions to membership period estimates would change the amount of income and expense amortized in future accounting periods. For lifetime memberships, an 18‑year period is used, which is the actuarially determined estimated fulfillment period. Roadside Assistance (“RA”) revenues are deferred and recognized over the life of the membership. RA claim expenses are recognized when incurred.

Royalty revenue is earned under the terms of an arrangement with a third‑party credit card provider based on a percentage of the Company’s co‑branded credit card portfolio retail spend with such third‑party credit card provider.

Marketing fees for finance, insurance, extended service and other similar products are recognized, net of a reserve for estimated cancellations, if applicable, when a product contract payment has been received or financing has been arranged.

Promotional expenses, consisting primarily of direct‑mail advertising, are deferred and expensed over the period of expected future benefit, typically three months based on historical actual response rates. Renewal expenses are expensed at the time related materials are mailed.

Newsstand sales of publications and related expenses are recorded at the time of delivery, net of an estimated provision for returns. Subscription sales of publications are reflected in income over the lives of the subscriptions. The related selling expenses are expensed as incurred. Advertising revenues and related expenses are recorded at the time of delivery. Subscription and newsstand revenues and expenses related to annual publications are deferred until the publications are distributed.

Revenue and related expenses for consumer shows are recognized when the show occurs.

Retail revenue consists of sales of new and used recreational vehicles and pre-owned cars, commissions on related finance and insurance contracts, and sales of parts, services and other products. Revenue from the sale of recreational vehicles and pre-owned cars is recognized upon completion of the sale to the customer. Conditions to completing a sale include having an agreement with the customer, including pricing, and the sales price must be reasonably expected to be collected and delivery has occurred. Revenue from parts, services and other products sales is recognized on the delivery of the part or completion of the service.

Finance and insurance revenue is recognized when a finance and insurance product contract payment has been received or financing has been arranged. The proceeds the Company receives for arranging financing contracts, and selling insurance and service contracts, are subject to chargebacks if the customer terminates the respective contract earlier than a stated period. A reserve for chargebacks is recorded as a reduction of revenues in the period in which the related revenue is recognized.

Parts and Service Internal Profit

The Company’s parts and service departments recondition the majority of used vehicles acquired by the Company’s used vehicle departments and perform minor preparatory work on new vehicles acquired by the Company’s new vehicle departments. The parts and service departments charge the new and used vehicle departments as if they were third parties in order to account for total activity performed by that department. The revenue and costs applicable to revenue associated with the internal work performed by the Company’s parts and service departments are eliminated in consolidation. Also in consolidation, the Company eliminates the internal profit on vehicles and parts inventory that have not been sold.

Advertising Expense

At December 31, 2016 and 2015, $6.9 million and $6.6 million, respectively, of advertising expenses were capitalized as direct‑response advertising, of which $5.5 million and $5.0 million, respectively, were reported as assets and $1.4 million and $1.6 million, respectively, were reported net of related deferred revenue. Other advertising expenses are expensed as incurred. Advertising expenses for the years ended December 31, 2016, 2015, and 2014 were $76.0 million, $76.2 million, and $65.0 million, respectively.

Vendor Allowances

As a component of the Company’s consolidated procurement program, the Company frequently enters into contracts with vendors that provide for payments of rebates or other allowances. These vendor payments are reflected in the carrying value of the inventory when earned or as progress is made toward earning the rebate or allowance and as a component of cost of sales as the inventory is sold. Certain of these vendor contracts provide for rebates and other allowances that are contingent upon the Company meeting specified performance measures such as a cumulative level of purchases over a specified period of time. Such contingent rebates and other allowances are given accounting recognition at the point at which achievement of the specified performance measures are deemed to be probable and reasonably estimable.

Shipping and Handling Fees and Costs

The Company reports shipping and handling costs billed to customers as a component of revenues, and related costs are reported as a component of costs applicable to revenues. For the years ended December 31, 2016, 2015, and 2014, $2.3 million, $5.6 million, and $10.7 million of shipping and handling fees, respectively, were included in the Retail segment as revenue.

Income Taxes

The Company recognizes deferred tax assets and liabilities based on the liability method, which requires an adjustment to the deferred tax asset or liability to reflect income tax rates currently in effect. When income tax rates increase or decrease, a corresponding adjustment to income tax expense is recorded by applying the rate change to the cumulative temporary differences. The Company recognizes the tax benefit from an uncertain tax position in accordance with accounting guidance on accounting for uncertainty in income taxes. The Company classifies interest and penalties relating to income taxes as income tax expense. See Note 10 — Income Taxes.

Revisions to Prior Periods

Certain revisions have been recorded in prior periods to correct for immaterial errors on previously-reported consolidated financial statements. In connection with the preparation of the financial statements for the year ended December 31, 2016, errors were identified within the elimination of intercompany revenue, costs, operating expenses, and profit in ending inventory relating to a portion of parts, supplies, freight and labor used in upgrades and repairs to new and used RVs. To quantify this error management performed an analysis of internal work orders within the parts and service departments. The Company evaluated the materiality of this error both qualitatively and quantitatively in accordance with Staff Accounting Bulletin (“SAB”) No. 99, Materiality, and SAB No. 108 and concluded that the impact of this error on the Company's previously-issued consolidated financial statements was not material. However, while not material and in order to enhance comparability and transparency, the Company has determined to revise, in this report, its previously-reported consolidated financial statements for the years ended and as of December 31, 2015 and 2014, to correct for this and other immaterial errors. As a result of these immaterial errors, revenue, costs applicable to revenue, selling, general and administrative expenses, and floor plan interest expense within the retail segment were each corrected as presented in the table below. There was no effect on any per share amounts as the periods corrected were before the Company’s IPO, see Note 21 — Earnings Per Share:

	Year Ended December 31, 2015			Year Ended December 31, 2014
($ in thousands)	As Reported	Adjustment	As Corrected	As Reported	Adjustment	As Corrected
Revenues:
New vehicles	$1,607,790	$(1,325)	$1,606,465	$1,176,838	$(2,022)	$1,174,816
Used vehicles	806,759	(360)	806,399	680,786	(596)	680,190
Parts, service and other	553,834	(46,024)	507,810	518,905	(36,651)	482,254
Finance and insurance, net	190,278	542	190,820	134,826	314	135,140
Retail segment revenues	3,158,661	(47,167)	3,111,494	2,511,355	(38,955)	2,472,400
Total revenues	3,333,261	(47,167)	3,286,094	2,673,953	(38,955)	2,634,998
Costs applicable to revenues:
New vehicles	1,387,358	(8,202)	1,379,156	1,012,494	(6,105)	1,006,389
Used vehicles	652,235	(5,299)	646,936	551,702	(5,080)	546,622
Parts, service and other	297,957	(22,968)	274,989	280,345	(18,618)	261,727
Retail segment costs applicable to revenues	2,337,550	(36,469)	2,301,081	1,844,541	(29,803)	1,814,738
Total costs applicable to revenues	2,419,299	(36,469)	2,382,830	1,918,606	(29,803)	1,888,803
Selling, general and administrative expenses	644,409	(9,519)	634,890	544,107	(7,622)	536,485
Income from operations	245,689	(1,179)	244,510	186,606	(1,530)	185,076
Floor plan interest expense	(12,427)	1,179	(11,248)	(10,675)	—	(10,675)
Net income	178,530	—	178,530	125,156	(1,530)	123,626
Net income attributable to Camping World Holdings, Inc.	178,530	—	178,530	125,156	(1,530)	123,626

Additionally, as a result of these immaterial errors, the cumulative effect of the change on members’ deficit as of January 1, 2014, the earliest date presented in these consolidated financial statements, was $4.4 million from an as reported amount of $375.1 million to an as corrected amount of $379.5 million. Prior year inventories, other assets, and members’ deficit on the consolidated balance sheets were each corrected as follows:

	At December 31, 2015			At December 31, 2014
($ in thousands)	As Reported	Adjustment	As Corrected	As Reported	Adjustment	As Corrected
Inventories, net	$868,939	$(7,092)	$861,847	$676,806	$(5,913)	$670,893
Other assets	15,394	1,179	16,573	15,124	—	15,124
Total assets	1,344,018	(5,913)	1,338,105	1,163,168	(5,913)	1,157,255
Members' deficit	(288,947)	(5,913)	(294,860)	(236,700)	(5,913)	(242,613)
Total liabilities and stockholders' / members' equity (deficit)	1,344,018	(5,913)	1,338,105	1,163,168	(5,913)	1,157,255

While the immaterial error corrections did not have an impact on cash provided by or used in operating, investing, or financing activities, the applicable line items on the above tables within cash provided by operating activities on the consolidated statements of cash flows have been appropriately revised for the periods presented. The impact of these immaterial error corrections to relevant segment and quarterly financial information is presented in Notes 22 and 23 to these consolidated financial statements, respectively.

Recently Adopted Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-05, Customers’ Accounting for Fees Paid in a Cloud Computing Arrangement (“ASU 2015-05”). ASU 2015-05 provides guidance in evaluating whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the software license element of the arrangement should be accounted for as an acquisition of a software license. If the arrangement does not contain a software license, it should be accounted for as a service contract. ASU 2015-05 is effective for reporting periods beginning after December 15, 2015 and may be adopted either retrospectively or prospectively. The Company adopted ASU 2015-16 under the prospective transition method as of January 1, 2016. The adoption of this amendment did not materially impact the Company’s financial statements.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805) Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”). The amendments in the accounting standard eliminate the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. The amendments also require that the acquirer must recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. The amendments in this ASU were to be applied prospectively to adjustments to provisional amounts that occur after the effective date and are effective for interim and annual periods beginning after December 15, 2015. The Company adopted ASU 2015-16 as of January 1, 2016. The adoption of this amendment did not materially impact the Company’s financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740) Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). This update requires an entity to classify deferred tax liabilities and assets as non-current within a classified statement of financial position. The Company elected to early adopt ASU 2015-17 as of October 1, 2016, with retrospective application. Accordingly, deferred tax assets in the amount of $123,000, which were previously classified as current assets at December 31, 2015, were reclassified to non-current deferred income tax assets on the Company's Consolidated Balance Sheets to conform to current year presentation.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The amendment addresses several aspects of the accounting for share-based payment award transactions, including: allowing the accounting policy election to record forfeitures as they occur for employee share-based payments; income tax consequences; classification of awards as either equity or liabilities; and classification on the statement of cash flows. This standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, with early adoption permitted. The Company early adopted ASU 2015-16 as of October 1, 2016 and made the accounting policy election to record forfeitures on employee share-based payment awards as they occur. The adoption of this amendment did not materially impact the Company’s financial statements.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The FASB has subsequently issued several related ASUs that clarified the implementation guidance for certain aspects of ASU 2014-09, which are effective upon the adoption of ASU 2014-09. This ASU sets forth a five-step model for determining when and how revenue is recognized. Under the model, an entity will be required to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. The amendments in this accounting standard update are effective for interim and annual reporting periods beginning after December 15, 2017. The standard can be adopted either retrospectively to each reporting period presented or as a cumulative effect adjustment as of the date of adoption. To assess the impact of the ASU, the Company established an internal implementation team to review its current accounting policies and practices, identify all material revenue streams, assess the impact of the ASU on its material revenue streams and identify potential differences with current policies and practices. The Company’s internal implementation team is in the process of performing its initial review of the likely impacts that the application of the amendments in this ASU will have on its consolidated financial statements. The team has identified the Company’s material revenue streams to be the sale of new and used vehicles; the sale of parts, RV accessories, and supplies; the performance of vehicle maintenance and repair services; the arrangement of associated vehicle financing; the sale of insurance and emergency roadside assistance contracts; and the sale of club memberships. Currently, the team has not completed its assessment of the changes, if any, to its current revenue recognition policies and practices. The Company’s implementation team is in the preliminary stages of evaluating the additional disclosure requirements of the ASU, as well as the change, if any, to the Company’s underlying accounting and financial reporting systems and processes necessary to support the recognition and disclosure requirements. The Company expects to identify and implement the necessary changes, if any, during 2017. The Company expects to be able to evaluate the impact of this update on its consolidated financial statements during the quarter ending June 30, 2017. The Company currently expects to adopt the amendments of this ASU as of January 1, 2018, as a cumulative effect adjustment as of the date of adoption, but will not make a final decision on the adoption method until later in 2017.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330) Simplifying the Measurement of Inventory (“ASU 2015-11”). The amendments in the accounting standard replace the lower of cost or market test with a lower of cost and net realizable value test. The amendments in this ASU should be applied prospectively and are effective for interim and annual periods beginning after December 15, 2016. Earlier application is permitted as of the beginning of an interim or annual reporting period. The Company expects to adopt the amendments of this ASU as of January 1, 2017 and does not expect the adoption to materially impact its consolidated financial statements or results of operations.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). The amendments in this ASU relate to the accounting for leasing transactions. This standard requires a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by leases with lease terms of more than 12 months. In addition, this standard requires both lessees and lessors to disclose certain key information about lease transactions. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is in the process of evaluating the impact that adoption will have on its consolidated balance sheet and statement of income. However, the Company expects that the adoption of the provisions of the ASU will have a significant impact on its consolidated balance sheet, as currently most of its real estate is leased via operating leases. Adoption of this ASU is required to be done using a modified retrospective approach.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). The amendment addresses several specific cash flow issues with the objective of reducing the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The standard will be effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the impact that the adoption of the provisions of the ASU will have on its consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, a consensus of the FASB Emerging Issues Task Force (“ASU 2016-18”). The amendments require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this ASU do not provide a definition of restricted cash or restricted cash equivalents. The standard will be effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the impact that the adoption of the provisions of the ASU will have on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805) – Clarifying the Definition of a Business (“ASU 2017-01”). This ASU clarifies the definition of a business to exclude gross assets acquired (or disposed of) that have substantially all of their fair value concentrated in a single identifiable asset or group of similar identifiable assets. The ASU also updates the definition of the term “output” to be consistent with Accounting Standards Codification (“ASC”) Topic No. 606. The ASU is effective for annual reporting periods beginning after December 15, 2017 and interim periods within those annual periods. Early adoption is permitted and the Company expects to early adopt ASU 2017-01 as of January 1, 2017.  The Company does not expect the adoption of this ASU to materially impact its consolidated financial statements or results of operations.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). This ASU eliminates Step 2 of the goodwill impairment test and requires a goodwill impairment to be measured as the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of its goodwill. The ASU is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019 and must be applied prospectively. Early adoption is permitted and the Company expects to early adopt ASU 2017-04 as of January 1, 2017. The Company does not expect the adoption of this ASU to materially impact its consolidated financial statements or results of operations.

2. Receivables

Receivables consisted of the following at December 31, (in thousands):

	2016	2015
Consumer Services and Plans	$26,653	$26,796
New and used vehicles	1,791	2,195
Parts, service and other	12,912	13,357
Other	20,052	16,937
	61,408	59,285
Allowance for doubtful accounts	(2,920)	(2,929)
	$58,488	$56,356

3. Inventories, net and Notes Payable — Floor Plan, net

Inventories consisted of the following at December 31, (in thousands):

	2016	2015
New RV vehicles	$727,634	$618,236
Used RV vehicles	78,787	159,552
Parts, accessories and miscellaneous	102,833	84,059
	$909,254	$861,847

The RVs included in retail inventories are financed by floor plan arrangements through a syndication of banks. The floor plan notes are collateralized by substantially all of the assets of FreedomRoads, LLC (“FR”), a wholly owned subsidiary of FreedomRoads, which operates the Camping World dealerships, and bear interest at one month London Interbank Offered Rate (“LIBOR”) plus 2.05%, 2.40%, and 2.10%, for the years ended December 31, 2016, 2015, and 2014, respectively. LIBOR was 0.62%, 0.36%, and 0.16% as of December 31, 2016, 2015, and 2014, respectively. Principal is due upon the sale of the related vehicle.

In February 2012, FR entered into a Fifth Amended and Restated Credit Agreement for floor plan financing (“Floor Plan Facility”). In 2013, the Fifth Amended and Restated Credit Agreement was amended to extend the maturity date to October 2016. In 2014, the Fifth Amended and Restated Credit Agreement was amended to extend the maturity date to October 2017. In August 2015, FR entered into a Sixth Amended and Restated Credit Agreement for the Floor Plan Facility to extend the maturity date to August 2018. On July 1, 2016, FR entered into Amendment No. 1 to the Sixth Amended and Restated Credit Agreement for the Floor Plan Facility to, among other things, increase the available amount under the Floor Plan Facility from $880.0 million to $1.18 billion, amend the applicable borrowing rate margin on LIBOR and base rate loans ranging from 2.05% to 2.50% and 0.55% and 1.00%, respectively, based on the consolidated current ratio at FR, and extend the maturity date to June 30, 2019. The letter of credit commitment within the Floor Plan Facility remained at $15.0 million. The Floor Plan Facility includes an offset account that allows the Company to transfer cash as an offset to the payable under the Floor Plan Facility. These transfers reduce the amount of liability outstanding under the floor plan notes payable that would otherwise accrue interest, while retaining the ability to transfer amounts from the offset account into the Company’s operating cash accounts. As a result of using the floor plan offset account, the Company experiences a reduction in floor plan interest expense in its consolidated statements of income. The credit agreement governing the Floor Plan Facility contains certain financial covenants. FR was in compliance with all debt covenants at December 31, 2016.

At December 31, 2016 and 2015, the principal amount outstanding under the Floor Plan Facility was $625.2 million and $598.4 million, respectively, which was net of the floor plan offset account of $68.5 million and $13.6 million, respectively.

4. Property and Equipment, net

Property and equipment consisted of the following at December 31, (in thousands):

	2016	2015
Land	$6,248	$11,512
Buildings and improvements	7,669	11,032
Leasehold improvements - inclusive of right to use assets	92,168	102,867
Furniture and equipment	91,449	79,046
Rental vehicles	—	1,228
Software	71,509	75,248
Systems development and construction in progress	$4,498	7,341
	273,541	288,274
Less: accumulated depreciation and amortization	(142,781)	(138,549)
Property and equipment, net	$130,760	$149,725

In 2016, unrelated landlords reimbursed the Company for tenant improvements constructed by the Company at various locations. In accordance with ASC 840 — Leases, the Company capitalized the tenant improvements as leasehold improvements and recorded a lease incentive in a like amount. The leasehold improvements are depreciated over the life of the lease and the lease incentives are amortized, as an offset to rent expense, over the life of the lease. Lease incentives for 2016 were $10.4 million of which $0.1 million was amortized as an offset to rent. Included in the lease incentives received was a non-cash lease incentive of $0.7 million.

Depreciation expense for the years ended December 31, 2016, 2015, and 2014 was $23.7 million, $23.3 million, and $23.8 million, respectively.

5. Goodwill and Intangible Assets

The following is a summary of changes in the Company’s goodwill by business line for the years ended December 31, 2016 and 2015 (in thousands):

	Consumer
	Services and
	Plans	Retail	Consolidated
Balance as of January 1, 2015	$49,944	$11,109	$61,053
Acquisitions	—	51,887	51,887
Balance as of December 31, 2015	49,944	62,996	112,940
Acquisitions	—	40,165	40,165
Balance as of December 31, 2016	$49,944	$103,161	$153,105

Finite‑lived intangible assets and related accumulated amortization consisted of the following at December 31, (in thousands):

	2016	2015
Gross membership and customer lists	$9,485	$6,712
Less: accumulated amortization	(6,099)	(5,060)
Intangible assets, net	$3,386	$1,652

Amortization expense of finite-lived intangibles for the years ended December 31, 2016, 2015, and 2014 was $1.0 million, $0.8 million, and $0.8 million, respectively. The aggregate future five‑year amortization of finite‑lived intangibles at December 31, 2016, was as follows (in thousands:)

2017	$1,084
2018	709
2019	689
2020	486
2021	194
Thereafter	224
$3,386

The Company evaluates goodwill and indefinite‑lived intangible assets for impairment on an annual basis as of the beginning of the fourth quarter, or more frequently if events or changes in circumstances indicate that the Company’s goodwill or indefinite‑lived intangible assets might be impaired. The Company assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then it is required to perform the first step of a two‑step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the Company is required to perform the second step of the two‑step goodwill impairment test to measure the amount of the impairment loss based on qualitative assessments. The Company determined that the fair value of its reporting units was greater than its carrying value.

6. Accrued Liabilities

Accrued liabilities consisted of the following at December 31, (in thousands):

	2016	2015
Compensation and benefits	$24,036	$25,821
Other accruals	54,008	51,731
	$78,044	$77,552

7. Long‑Term Debt

The following reflects outstanding long‑term debt as of December 31 (in thousands):

	2016	2015
Term Loan Facility (a)	$626,753	$725,393
Less: current portion	(6,450)	(52,089)
	$620,303	$673,304

(a)	Net of $6.3 million and $4.9 million original issue discount at December 31, 2016 and 2015, respectively, and $11.9 million and $11.1 million of finance costs at December 2016 and 2015, respectively.

The aggregate future maturities of long‑term debt at December 31, 2016, were as follows (in thousands):

2017	$6,450
2018	6,450
2019	6,450
2020	6,450
2021	6,450
Thereafter	612,750
Total	$645,000

New Senior Secured Credit Facilities

On November 8, 2016, CWGS Group, LLC, a wholly owned subsidiary of CWGS, LLC, entered into a new $680.0 million senior secured credit facility with Goldman Sachs Bank USA (“New Senior Secured Credit Facilities”) and used the proceeds to repay its previous senior secured credit facilities (“Previous Senior Secured Credit Facilities”). The New Senior Secured Credit Facilities consists of a seven-year $645.0 million Term Loan Facility (“New Term Loan Facility”) and a five-year $35.0 million revolving credit facility (“New Revolving Credit Facility”). The New Term Loan Facility includes mandatory amortization at 1% per annum in equal quarterly installments.

Interest on the New Term Loan Facility floated at the Company’s option at a) LIBOR multiplied by the statutory reserve rate (such product, the “Adjusted LIBOR Rate”), subject to a 0.75% floor, plus an applicable margin of 3.75%, or b) an Alternate Base Rate (“ABR”) equal to 2.75% per annum plus the greater of: (i) the prime rate published by The Wall Street Journal (the “WSJ Prime Rate”), (ii) federal funds effective rate plus 0.50%, or (iii) on-month Adjusted LIBOR Rate plus 1.00%, subject to a 1.75% floor. Interest on borrowings under the New Revolving Credit Facility is at the Company’s option of a) 3.25% to 3.50% per annum subject to a 0.75% floor in the case of a Eurocurrency loan, or b) 2.25% to 2.50% per annum plus the greater of the WSJ Prime Rate, federal funds effective rate plus 0.50%, or one-month Adjusted LIBOR Rate plus 1.00% in the case of an ABR loan, based on the Company’s total leverage ratio as defined in the New Senior Secured Credit Facilities. The Company also pays a commitment fee of 0.5% per annum on the unused amount of the New Senior Secured Credit Facility. Reborrowings under the New Term Loan Facility are not permitted.

Following the end of each fiscal year, commencing with the fiscal year ending December 31, 2017, the Company is required to prepay the term loan borrowings in an aggregate amount equal to 50% of excess cash flow, as defined in the New Senior Secured Credit Facilities, for such fiscal year. The required percentage prepayment of excess cash flow is reduced to 25% if the total leverage ratio, as defined, is 1.50 to 1.00 or greater but less than 2.00 to 1.00. If the total leverage ratio is less than 1.50 to 1.00, no prepayment of excess cash flow is required.

The New Revolving Credit Facility matures on November 8, 2021, and the New Term Loan Facility matures on November 8, 2023. The funds available under the New Revolving Credit Facility may be utilized for borrowings or letters of credit; however, a maximum of $15.0 million may be allocated to such letters of credit. As of December 31, 2016, the interest rate on the term debt was 4.50%. As of December 31, 2016, the Company had available borrowings of $31.8 million and letters of credit in the aggregate amount of $3.2 million outstanding under the New Revolving Credit Facility. As of December 31, 2016, the principal balance of $645 million was outstanding under the New Term Loan Facility and no amounts were outstanding on the New Revolving Credit Facility.

CWGS, LLC and CWGS Group, LLC have no revenue-generating operations of their own. Their ability to meet the financial obligations associated with the New Senior Secured Credit Facilities is dependent on the earnings and cash flows of its operating subsidiaries, primarily Good Sam Enterprises, LLC and FR, and their ability to upstream dividends. The New Senior Secured Credit Facilities are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by each of the Company’s existing and future domestic restricted subsidiaries with the exception of FR and its subsidiaries. The New Senior Secured Credit Facilities contain certain restrictive covenants including, but not limited to, mergers, changes in the nature of the business, acquisitions, additional indebtedness, sales of assets, investments, and the prepayment of dividends subject to certain limitations and minimum operating covenants. The Company was in compliance with all debt covenants at December 31, 2016.

Previous Senior Secured Credit Facilities

On November 20, 2013, CWGS Group, LLC entered into the $545.0 million Previous Senior Secured Credit Facilities consisting of a $525.0 million term loan facility (the “Previous Term Loan Facility”), at an original issue discount of $5.3 million or 1.00%, and a $20.0 million revolving credit facility (the “Previous Revolving Credit Facility”). In December 2014 and December 2015, CWGS Group, LLC secured an additional $117.0 million and $55.0 million, respectively, of term loan borrowings under the Previous Senior Secured Credit Facilities for which the proceeds were primarily used to purchase dealerships within FreedomRoads. In

June 2015, CWGS Group, LLC secured an additional $95.0 million of term loan borrowings under the Previous Senior Secured Credit Facilities for which the proceeds were primarily used to pay distributions to the CWGS, LLC members. On September 21, 2016, the Company amended the Previous Senior Secured Credit Facilities to, among other things, amend the change of control definition and other technical changes to facilitate its transition to a public company, provide additional borrowings of $135.0 million under the Previous Term Loan Facility, increasing the Previous Term Loan Facility to $828.2 million, net of original issue discount and finance costs totaling $16.5 million, and to permit a distribution of a portion of the proceeds to the members of CWGS, LLC. The net proceeds were used to fund a $100.0 million special cash distribution to the members of CWGS, LLC on September 21, 2016, and the remainder of the proceeds were to be used for general corporate purposes, including the potential acquisition of dealerships.

Interest on the Previous Term Loan Facility floated at the Company’s option at a) LIBOR, subject to a 1.00% floor, plus an applicable margin of 4.75%, or b) an ABR equal to 3.75% per annum plus the greater of the WSJ Prime Rate, federal funds effective rate plus 0.50%, LIBOR, or 2.00%. Interest on borrowings under the Previous Revolving Credit Facility was at the Company’s option of a) 4.25% to 4.50% per annum subject to a 1.00% floor in the case of a Eurocurrency loan, or b) 3.25% to 3.50% per annum plus the greater of the WSJ Prime Rate, federal funds effective rate plus 0.50%, LIBOR, or 2.00% in the case of an ABR loan, based on the Company’s ratio of net debt to consolidated earnings as defined in the Previous Senior Secured Credit Facilities. The Company also paid a commitment fee of 0.5% per annum on the unused amount of the Previous Revolving Credit Facility. Reborrowings under the Previous Term Loan Facility were not permitted. The quarterly scheduled principal prepayments on the term loan borrowings were $8.9 million. CWGS Group, LLC was required to prepay the term loan borrowings in an aggregate amount equal to 50% of excess cash flow, as defined in the Previous Senior Secured Credit Facilities, for such fiscal year. The required percentage prepayment of excess cash flow was reduced to 25% if the total leverage ratio, as defined, was 2.00 to 1.00 or greater but less than 2.50 to 1.00. If the total leverage ratio was less than 2.00 to 1.00, no prepayment of excess cash flow was required. As of December 31, 2015, CWGS Group, LLC’s excess cash flow offer, as defined, was $16.1 million and was presented to the term loan holders. The holders accepted $12.0 million of the prepayment offer and a principal payment in that amount was made on May 9, 2016.

On October 13, 2016, CWGS Group, LLC repaid $200.4 million of the then outstanding borrowings on the Previous Term Loan Facility from the proceeds of the capital contribution made by CWH with the proceeds from the Company’s IPO, see Note 18 — Stockholders’ Equity. On November, 8, 2016, CWGS Group, LLC used the proceeds from the New Senior Secured Credit Facilities to repay and terminate the Previous Senior Secured Credit Facilities.

Enterprise Notes

On February 15, 2011, the Company entered into a securities purchase agreement under which CWGS, LLC issued $80.0 million of Series A Notes and a $70.0 million Series B Note due 2018 (the Enterprise Notes) to CVRV Acquisition, LLC, a Delaware limited liability company (“CVRV”) on March 2, 2011. Interest on the Enterprise Notes was due each March 31, June 30, September 30 and December 31 commencing June 30, 2011. On March 2, 2011, CVRV, the holder of the Series B Note, received an option from CWGS Holding, LLC, the direct parent of the Company, to purchase 70,000 preferred units of CWGS, LLC, which represented 44.999% of the Company’s equity interests, at an aggregate price of $70.0 million through the delivery to the Company of the Series B Note. The option could be exercised from and after the earlier of: (i) the fourth anniversary of the date of the agreement; (ii) the date on which the Company provides written notice that CVRV can exercise the option; or (iii) the tenth anniversary of the date of the agreement. The Series A Notes and the Series B Note were the two freestanding instruments issued in the securities purchase agreement entered into with CVRV. The option was not separately exercisable from the Series B Note and therefore has been included as an embedded feature in the Series B Note. The Company calculated the fair value of the respective Enterprise Notes on the issuance date and used the determined relative fair values to allocate the $150 million in proceeds between the Series A Notes and the Series B Note. The Enterprise Notes were subsequently measured at amortized cost using the effective interest method. The Company valued and recorded the Series A Notes at $68.1 million, a discount of $11.9 million, and the Series B Note at $81.9 million, a premium of $11.9 million.

Interest on the Series A Notes was 3.00% per quarter provided that upon the occurrence and continuance of an event of default, the outstanding principal together with any overdue and unpaid interest would bear interest at a rate equal to 3.75% per quarter until the event of default is cured or waived. Interest on the Series B Note was 3.00% per quarter provided that the Company was entitled to elect to not pay the accrued interest on the Series B Note for up to twelve quarters in the aggregate. If the Company elected or otherwise failed to pay all accrued interest on the Series B Note in cash for any quarter, then the outstanding principal amount together with all accrued and unpaid interest shall bear interest at a rate equal to 3.25%, (i) if the Company shall so elect or shall otherwise fail to pay all accrued interest on the Series B Note in cash for any quarter in excess of six quarters in the aggregate (whether or not consecutive), or (ii) provided that upon the occurrence and continuance of an event of default, the outstanding principal together with any overdue and unpaid interest shall bear interest at a rate equal to 3.75% per quarter until the event of default is cured or waived.

The Company used the net proceeds of $150.0 million from the issuance of the Enterprise Notes to: (i) permanently repay all of the outstanding indebtedness under FreedomRoads related party debt of $27.0 million, a term loan note payable of $27.0 million, a swap term loan of $4.6 million, and interest on debt of $0.3 million; (ii) make an $85.0 million distribution to its member, and (iii) pay related fees and expenses in connection with the foregoing transactions.

The Company elected not to pay the accrued interest on the Series B Note for the period from June 2011 to September 2013. In November 2013, the Company used the proceeds of the Previous Senior Secured Credit Facilities to pay the $31.4 million of outstanding accrued interest on the Series B Note. The Company elected to pay the quarterly interest each quarter beginning December 31, 2013. The Company repaid the $80.0 million Series A Notes in full on November 20, 2013 from the proceeds of the Previous Senior Secured Credit Facilities and the remaining unamortized discount of $5.4 million on the Series A Notes was written off and recorded to Loss on Debt Repayment.

On September 30, 2014, CVRV exercised their option and delivered the Series B Note to the Company for cancellation in exchange for the equity interest. Upon surrender and cancellation of the $70.0 million Series B Note, the remaining unamortized premium of $3.4 million was written off to Members’ Deficit.

Since the exchange of the Series B Note for the preferred equity interest in CWGS, LLC and continuing through October 6, 2016, CVRV, as the holder of the preferred equity interest, received a preferred return equal to 3.00% of CVRV’s unrecovered capital contribution in CWGS, LLC, which has been paid quarterly. Preferred return payments of $6.4 million, $8.4 million, and $2.1 million were paid for the years ended December 31, 2016, 2015, and 2014, respectively.

8. Capital Lease Obligations

The Company leases various fixed assets under capital lease arrangements requiring payments through May 2019. For the years ended December 31, 2016, 2015, and 2014, $2.0 million $0, and $0.2 million were funded by capital leases, respectively. The depreciation of the capital lease assets is included in depreciation. The Company has included these leases in property and equipment, net at December 31, as follows (in thousands):

	2016	2015
Furniture and equipment	$5,741	$3,734
Accumulated depreciation	(3,449)	(2,301)
	$2,292	$1,433

The following is a schedule by year of future minimum lease payments (in thousands) under the capitalized leases, together with the present value of net minimum lease payments at December 31, 2016 (including current portion of $1.2 million):

2017	$1,285
2018	837
2019	23
2,145
Interest	(80)
$2,065

9. Right to Use Liability

The Company leases operating facilities throughout the United States. The Company analyzes all leases in accordance with Accounting Standards Codification (“ASC”) 840 — Leases. In the first quarter of 2016, two leases were accounted for as operating leases after completion of construction as they qualified for asset derecognition under the sales-leaseback accounting rules. In the third quarter of 2016, one lease was derecognized and accounted for as an operating lease after a reduction in the lease deposit to less than two months’ rent, as it qualifies for asset derecognition. The derecognitions in 2016 resulted in the removal of $20.1 million of right to use assets, and $20.0 million of right to use liabilities, and $0.1 million of deferred gain which will be recognized ratably as an offset to rent expense over the term of the leases. In 2015, twenty-five of the leases had construction projects for which the Company was deemed to be the owner. Eighteen leases were accounted for as finance leases after completion of the construction as they did not qualify for sale accounting under the sale‑leaseback accounting rules. Seven leases were accounted for as operating leases after completion of construction as they qualified for asset derecognition under the sale‑leaseback accounting rules. An additional eighteen leases were accounted for as capital leases based on capital lease accounting rules. For both the financing and capital leases, the value of the real property, other than land was capitalized as a right to use asset with a corresponding right to use liability. To the extent land was less than twenty‑five percent of the value of the total real property, land was capitalized as a right to use asset with a corresponding right to use liability. In the fourth quarter of 2015, the Company modified the terms of certain leases. As a result of the modifications, thirty leases met the requirements to be reported as operating leases and therefore the right to use assets and corresponding right to use liabilities were derecognized in the fourth quarter of 2015. This derecognition resulted in the removal of $122.4 million of right to use assets, and $127.0 million of right to use liabilities and $4.6 million of deferred gain, which will be recognized ratably as an offset to rent expense over the term of the leases.

The Company has included the right to use assets in property and equipment, net at December 31, as follows (in thousands):

	2016	2015
Right to use assets	$10,673	$31,757
Accumulated depreciation	(667)	(1,457)
	$10,006	$30,300

The following is a schedule by year of the future changes in the right to use liability (in thousands):

2017	$872
2018	583
2019	486
2020	486
2021	486
Thereafter (1)	13,813
Total minimum lease payments	16,726
Amounts representing interest	(6,383)
Present value of net minimum right to use liability payments	$10,343

(1)	Includes $5.0 million of scheduled derecognition of right to use liability due to reductions in the lease deposit to less than two months’ rent.

10. Income Taxes

The components of the Company’s income tax expense from operations for the year ended December 31, consisted of (in thousands):

	2016	2015	2014
Current:
Federal	$468	$139	$105
State	1,259	1,398	860
Deferred:
Federal	4,045	(162)	1,045
State	135	(19)	130
Income tax expense	$5,907	$1,356	$2,140

A reconciliation of income tax expense from operations to the federal statutory rate for the year ended December 31, is as follows (in thousands):

	2016	2015	2014
Income taxes computed at federal statutory rate	$73,200	$61,161	$43,280
State income taxes – net of federal benefit	7,347	7,196	5,114
Other differences:
Income taxes computed at the effective federal and state statutory rate for pass-through entities not subject to tax	(75,689)	(67,761)	(46,661)
Increase (decrease) of valuation allowance	1,049	735	(396)
Other	—	25	803
Income tax expense	$5,907	$1,356	$2,140

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and operating loss and tax credit carryforwards. Significant items comprising the net deferred tax assets at December 31, were (in thousands):

	2016	2015
Deferred tax liabilities
Accelerated depreciation	$(4,655)	$(3,389)
Prepaid expenses	(358)	(232)
Other	(57)	(93)
	(5,070)	(3,714)
Deferred tax assets
Investment impairment	30,680	30,767
Gift cards	969	940
Deferred revenues	355	332
Accrual for employee benefits and severance	1,246	884
Stock option expense	55	—
Investment in partnership	115,057	—
Tax Receivable Agreement	7,387	—
AMT credit	1,049	549
Net operating loss carryforward	8,512	9,926
Claims reserves	547	444
Intangible assets	70	54
Goodwill	1,898	2,264
Deferred book gain	1,337	1,472
Other reserves	5,339	4,820
	174,501	52,452
Valuation allowance	(43,553)	(42,504)
Net deferred tax assets	$125,878	$6,234

CWH is organized as a Subchapter C corporation and, on October 6, 2016, as part of the Company’s IPO, became a 22.6% owner of CWGS, LLC (see Note 18 — Stockholders’ Equity). CWGS, LLC is organized as a limited liability company and treated as a partnership for federal tax purposes, with the exception of Americas Road and Travel Club, Inc., CW, and FreedomRoads RV, Inc. (“FRRV”) and their wholly-owned subsidiaries, which are Subchapter C corporations. At December 31, 2016, the Subchapter C corporations had net operating loss carryforwards of approximately $21.8 million, which will be able to offset future taxable income. If not used, the net operating loss carryforwards will expire between 2024 through 2036.

The increase in the amount of income tax expense in 2016 is due the increased profitability at the FRRV level and also due to the Company’s IPO in which the Company is also subject to U.S. federal, state and local taxes on its allocable share of taxable income or loss generated by CWGS, LLC subsequent to the Company’s IPO.

The large increase in the net deferred tax assets in 2016 is primarily due to the Company’s acquisition of 18,935,916 LLC common units (see Note 18 — Stockholders’ Equity) on or after the IPO date in which it recognized a $115.1 million deferred tax asset for the outside basis difference in the company’s investment in CWGS, LLC. The Company also recognized a $7.4 million deferred tax asset related to the $19.2 million payments due under the tax receivable agreement discussed below. The Company evaluates its deferred tax assets on a quarterly basis to determine if they can be realized and establishes valuation allowances when it is more likely than not that all or a portion of the deferred tax assets may not be realized. At December 31, 2016, the Company determined that all of its deferred tax assets (except those of CW discussed below) are more likely than not to be realized. The valuation allowance for CW and its subsidiaries increased by $1.0 million and $0.7 million for the years ended December 31, 2016 and 2015, respectively, as its net deferred tax assets increased during those years and it continues to maintain a full valuation allowance, since it was determined that it would have insufficient taxable income in the current or carryforward periods under the tax laws to realize the future tax benefits of its deferred tax assets.

During 2014, the 2012 federal tax return for CW was examined by the Internal Revenue Service (the “IRS”) and was closed on October 30, 2014, with no adjustments. On February 6, 2017, CW was notified by the IRS that it intends to audit the 2014 federal tax return. The Company and its subsidiaries file U.S. federal income tax returns and tax returns in various states. With few exceptions, the Company is no longer subject to U.S. federal, state, and local income tax examinations by tax authorities for years before 2012.

The provision for income tax for the entities subject to federal income tax has been included in the consolidated financial statements. The income tax is based on the amount of taxes due on their tax returns plus deferred taxes computed based on the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities, using expected tax rates.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements on a particular tax position are measured based on the largest benefit that has a greater than a 50% likelihood of being realized upon settlement. The amount of unrecognized tax benefits is adjusted as appropriate for changes in facts and circumstances, such as significant amendments to existing tax law, new regulations or interpretations by the taxing authorities, new information obtained during a tax examination, or resolution of an examination. As of December 31, 2016 and 2015, the Company had no uncertain tax positions. The Company did not recognize any interest or penalties relating to income taxes for the years ended December 31, 2016, 2015, and 2014.

On October 6, 2016, the Company entered into a tax receivable agreement (the “Tax Receivable Agreement”) that provides for the payment by the Company to the Continuing Equity Owners and Crestview Partners II GP, L.P. of 85% of the amount of tax benefits, if any, the Company actually realizes, or in some circumstances is deemed to realize, as a result of (i) increases in the tax basis from the purchase of common units from Crestview Partners II GP, L.P. in exchange for Class A common stock in connection with the consummation of the IPO and the related transactions and any future redemptions that are funded by the Company and any future redemptions or exchanges of common units by Continuing Equity Owners as described above and (ii) certain other tax benefits attributable to payments made under the Tax Receivable Agreement. CWGS intends to make a Section 754 of the Internal Revenue Code effective for each tax year in which a redemption or exchange (including a deemed exchange) of common units for cash or stock occur. These tax benefit payments are not conditioned upon one or more of the Continuing Equity Owners or Crestview Partners II GP, L.P. maintaining a continued ownership interest in CWGS, LLC. In general, the Continuing Equity Owners’ or Crestview Partners II GP, L.P.’s rights under the Tax Receivable Agreement are assignable, including to transferees of its common units in CWGS, LLC (other than the Company as transferee pursuant to a redemption or exchange of common units in CWGS, LLC).  The Company expects to benefit from the remaining 15% of the tax benefits, if any, which may be realized. As part of the IPO 1,698,763 common units were exchanged for CWGS for Class A common stock by Crestview Partners II GP, L.P. subject to the provisions of the Tax Receivable Agreement. The Company recognized a liability for the Tax Receivable Agreement payments due to Crestview Partners II GP, L.P., representing 85% of the aggregate tax benefits the company expects to realize from the tax basis increases related to the exchange, after concluding it was probable that the Tax Receivable Agreement payments would be paid based on estimates of future taxable income. As of December 31, 2016, the amount of Tax Receivable payments due Crestview Partners II GP, L.P. under the Tax Receivable Agreement was $19.2 million, of which $1.0 million was included in current portion of the tax receivable agreement liability in the Consolidated Balance Sheets.

11. Fair Value Measurements

Accounting guidance for fair value measurements establishes a three‑tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

For cash and cash equivalents; accounts receivable; other current assets; accounts payable; notes payable — floor plan, net; and other current liabilities the amounts reported in the accompanying

Consolidated Balance Sheets approximate fair value due to their short-term nature or the existence of variable interest rates that approximate prevailing market rates

There have been no transfers of assets or liabilities between the fair value measurement levels and there were no material re‑measurements to fair value during 2016 and 2015 of assets and liabilities that are not measured at fair value on a recurring basis.

The following table presents the reported carrying value and fair value information for the Company’s debt instruments. The fair values shown below for the New Term Loan Facility and Previous Term Loan Facility, as applicable, are based on quoted prices in the inactive market for identical assets (Level 2).

	Fair Value	12/31/2016		12/31/2015
($ in thousands)	Measurement	Carrying Value	Fair Value	Carrying Value	Fair Value
Term Loan Facility	Level 2	$626,753	$649,838	$725,393	$731,288

12. Commitments and Contingencies

Leases

The Company holds certain property and equipment under rental agreements and operating leases that have varying expiration dates. A majority of its operating facilities are leased from unrelated parties throughout the United States. Future minimum annual fixed rentals under operating leases having an original term of more than one year as of December 31, 2016, were as follows (in thousands):

	Third Party	Related Party	Total
2017	$71,260	$1,150	$72,410
2018	70,525	1,150	71,675
2019	68,995	1,150	70,145
2020	65,073	1,150	66,223
2021	62,894	1,150	64,044
Thereafter	482,284	11,193	493,477
Total	$821,031	$16,943	$837,974

For the years ended December 31, 2016, 2015, and 2014, $74.5 million, $61.5 million, and $59.5 million, of rent expense, respectively, was charged to costs and expenses.

A subsidiary of FreedomRoads has letters of credit of $0.4 million, which were required by certain leases. The letters of credit expire in August 2017. These letters of credit are issued under the Floor Plan Facility.

On December 5, 2001, GSE sold 11 real estate properties to 11 separate wholly owned subsidiaries of AGRP Holding Corp., a wholly owned subsidiary of the Company’s ultimate parent, AGI Holding Corp., for $52.3 million in cash and a note receivable. The properties were leased back to the Company on a triple‑net basis. Both the sales price and lease rates were based on market rates determined by third‑party independent appraisers engaged by the mortgage lender and approved by the Senior Secured Credit Facilities agent bank. These leases had an initial term of 25 to 27 years with two 5‑year renewal options at the then‑current market rent. The leases were classified as operating leases in accordance with accounting guidance for accounting for leases. Land and buildings with a net book value totaling $45.8 million were removed from the balance sheet. The transaction resulted in a net gain of $6.1 million consisting of a $12.1 million gain on certain properties and a $6.0 million loss on other properties. In accordance with accounting principles generally accepted in the United States, the $6.0 million loss was recognized upon the date of sale in 2001 and the $12.1 million gain was deferred and will be credited to income as rent expense adjustments over the lease terms. The average net annual lease payments over the lives of the leases were $3.4 million.

On December 29, 2011, AGRP Holding Corp. sold 6 of the 11 real estate properties to a third party. In 2012, AGRP Holding Corp. sold two real estate properties to a third party (one on January 9, 2012, and one on December 28, 2012). The leases on the real estate properties sold in 2012 were terminated. In June 2013, AGRP Holding Corp. sold an additional real estate property to a third party. In February 2014, AGRP Holding Corp. sold the remaining two real estate properties to a third party. As of December 31, 2016, a $5.1 million deferred gain remains and will be recognized over the remaining lease terms.

In 2006, a subsidiary of FreedomRoads entered into sale‑leaseback arrangements. Under these arrangements, FreedomRoads sold real property and leased it back for a period of 20 years. The leasebacks have been accounted for as operating leases. The gain of $6.4 million is being recognized ratably over the term of the leases. The income recognition (offset to rent expense) of the deferred credits totaled $0.3 million for each of the years ended December 31, 2016, 2015, and 2014.

In 2016, 2015 and 2014, a subsidiary of FreedomRoads entered into sale leaseback arrangements resulting in gains of $0.1 million and $0.4 million in 2016 and 2015, respectively, and no gain or loss in 2014. The real properties were originally purchased by FreedomRoads from third parties. In 2016, the Company sold real property of $13.2 million that were originally purchased in 2016 for $11.9 million, in 2015 for $1.2 million and in 2014 for $0.1 million. In 2015, the Company sold real property of $19.0 million that was originally purchased in 2015 for $18.1 million, and in 2014 for $0.9 million. In 2014, the Company sold real properties of $1.2 million that were originally purchased in 2014 for $0.3 million, and in 2013 for $0.9 million. Under the sale‑leaseback arrangements, the real properties were leased back under operating leases for a period of 20 years. The properties are being used as part of the Company’s ongoing operations.

Sponsorship and Other Agreements

On April 25, 2016 and May 1, 2016, Camping World entered into sponsorship agreements. The sponsorship agreements expire on January 1, 2025 and October 1, 2019, respectively. The agreement consists of annual fees payable in aggregate as follows: $1.0 million in 2016, $1.2 million in 2017, $2.5 million in 2018, $2.6 million in 2019, $1.3 million in 2020, $1.4 million in 2021, and $4.5 million thereafter.

The Company modified a sponsorship agreement in 2014. The sponsorship agreement consists of an annual base fee of $3.5 million in 2014, $3.3 million in 2015, $3.4 million in 2016, $3.5 million in 2017, $3.6 million in 2018, $3.7 million in 2019, $3.8 million in 2020, $3.9 million in 2021, and $4.0 million in 2022. The expense is recognized ratably over the term of the agreement.

In 2015, CWI entered into a broad market sponsorship agreement. The sponsorship agreement expires on December 31, 2018 and consists of sponsor rights fees of $3.6 million payable as follows: $0.7 million in 2015, $0.9 million in 2016, $1.0 million in 2017, and $1.0 million in 2018. The agreement includes an opt‑out provision after 2016.

The Company entered into a subscription agreement in 2014. The subscription agreement consisted of total fees of $9.4 million payable as follows: $1.7 million in 2014, $1.6 million in 2015, $1.8 million in 2016, $2.1 million in 2017, and $2.2 million in 2018. The agreement was amended on October 28, 2016. The amended subscription agreement consists of annual fees payable as follows: $2.3 million in 2017, $2.4 million in 2018, $2.4 million in 2019, $2.4 million in 2020, and $2.6 million in 2021.

Litigation

From time to time, the Company is involved in litigation arising in the normal course of business operations. The Company does not believe it is involved in any litigation that will have a material adverse effect on its results of operations or financial position.

Employment Agreements

The Company has employment agreements with certain officers. The agreements include, among other things, an annual bonus based on earnings before interest, taxes, depreciation and amortization, and up to one year’s severance pay beyond termination date.

13. Related Party Transactions

Monitoring Agreement

Crestview Advisors, L.L.C. and Stephen Adams (together, the “Managers” and each, a “Manager”) and the Company are parties to a monitoring agreement relating to each Manager’s monitoring of its (or its affiliate’s) investment in the Company. Pursuant to the monitoring agreement, the Company agreed to pay each of the Managers an aggregate per annum monitoring fee equal to $1.0 million, payable in quarterly installments of $250,000. In addition, the Company agreed to reimburse each Manager and its affiliates, employees and agents for up to an aggregate per annum amount of $250,000 for all reasonable fees and expenses incurred in connection with such Manager’s monitoring of its (or its affiliate’s) investment in the Company. The Company also agreed to indemnify each Manager and its respective affiliates from and against all losses, claims, damages and liabilities arising out of the performance by such Managers’ monitoring of its (or its affiliate’s) investment in the Company. The monitoring agreement was terminated in connection with the Company’s IPO on October 6, 2016.

Pursuant to the monitoring agreement, the Company incurred monitoring fees of $1.7 million. $2.0 million and $2.0 million in the years ended December 31, 2016, 2015 and 2014, respectively. In addition, the Company recorded an expense for the Managers’ reimbursable expenses, totaling $0.2 million, $0.5 million and $0.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Transactions with Directors, Equity Holders and Executive Officers

Over the period from 2007 to 2011, various subsidiaries of FreedomRoads and certain entities owned by Stephen Adams conveyed real properties between each other resulting in a net receivable of $0.9 million due to FreedomRoads. In 2015, this receivable was distributed to CWGS Holding, LLC in the form of a non‑cash distribution.

FreedomRoads leases various retail locations from managers and officers. During 2016, 2015 and 2014, the related party lease expense for these locations was $1.2 million, $2.0 million, and $3.8 million, respectively.

In January 2012, FreedomRoads entered into a lease (the “Original Lease”) with respect to the Company’s Lincolnshire, Illinois offices, which has since been amended as of March 2013 in connection with the Company’s leasing of additional premises within the same office building (the “Expansion Lease”). The Original Lease is payable in 132 monthly payments of base rent equal to approximately $29,000, commencing April 2013, subject to annual increases. The Expansion Lease is payable in 132 monthly payments of base rent equal to approximately $2,500, commencing May 2013, subject to annual increases. Marcus Lemonis, the Company’s Chairman and Chief Executive Officer, has personally guaranteed both leases.

In September 2014, Marcus Lemonis, individually and as trustee of the Marcus Lemonis Revocable Trust (“MLRT”), entered into a revolving loan with The Privatebank and Trust Company (“Privatebank”). In connection with the revolving loan, Mr. Lemonis and MLRT entered into a profits unit pledge agreement (the Pledge Agreement) with Privatebank under which Mr. Lemonis pledged 4,667 Profits Units in the Company to secure the revolving loan (See Note 20 — Equity-based Compensation). The Company also entered into a purchase, sale and put agreement (the “Put Agreement”) with Privatebank that granted Privatebank the right to put the loan to the Company upon the occurrence of an event of default pursuant to the Pledge Agreement. Prior to exercising any rights under the Put Agreement, Privatebank was required to provide notice to the Company and the Company had the right to purchase the pledged Profits Units for an amount equal to the lesser of (a) $12.0 million or (b) the outstanding principal amount of the revolving loan. On April 4, 2016, the Pledge Agreement and the Put Agreement were terminated.

Until December 31, 2015, the Company had use of an aircraft owned by Adams Offices, LLC, an entity owned by AGI Holding Corp., an entity controlled by Stephen Adams, in which he has a 100% economic interest, for the purpose of operating flights incidental to the Company’s business. The Company incurred expenses for the aircraft of $1.0 million and $1.0 million for the years ended December 31, 2015 and 2014, respectively.

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

See also Note 7 — Long‑Term Debt for private placement of securities (Enterprise Notes).

Other Transactions

Cumulus Media Inc. (“Cumulus Media”) has provided radio advertising for the Company through Cumulus Media’s subsidiary, Westwood One, Inc. Crestview Partners II GP, L.P., an affiliate of CVRV, is the beneficial owner of Cumulus Media’s Class A common stock, according to Crestview Partners II GP, L.P.’s most recently filed Schedule 13D amendment with respect to the company. For the years ended December 31, 2015 and 2014, the Company paid Cumulus Media $0.6 million and $1.3 million, respectively, for the aforementioned advertising services. The Company did not use the advertising services in 2016.

On July 1, 2010, Camping World and Adams Outdoor Advertising Marketing Company (Adams Outdoor), an entity controlled by Stephen Adams, entered into an agreement pursuant to which Camping World has the right to use Adams Outdoors’ outdoor advertising space at cost on billboards that become available because the billboards would otherwise be vacant. Camping World made a deposit of $1.0 million with Adams Outdoor in an account controlled by Adams Outdoor on July 1, 2010 and as vacant billboards are utilized by Camping World, the usage cost is applied against the deposit. No vacant billboard space was used by Camping World. In December 2015, the agreement was assigned to AGI Holding Corp., an entity controlled by Stephen Adams, in which he has a 100% economic interest, and the Company distributed the $1.0 million deposit in the form of a non‑cash distribution.

The Company does business with certain companies in which Mr. Lemonis has a direct or indirect material interest. From time to time the Company has arranged for temporary staffing and consulting services from eNET IT Group, LLC (“eNET IT Group”). Mr. Lemonis has a 51% economic interest in eNET IT Group. The Company paid eNET IT Group approximately $0.1 million, $0.6 million, and $0.3 million for the years ended December 31, 2016, 2015, and 2014, respectively, primarily for third party temporary staffing arranged by eNET IT Group. eNET IT Group, in turn, paid the third party temporary staffing directly. Additionally, the Company purchased fixtures for interior store sets at the Company’s retail locations from Precise Graphix. Mr. Lemonis has a 33% economic interest in Precise Graphix and the Company paid Precise Graphix $3.3 million and $1.7 million for the years ended December 31, 2016 and 2015, respectively.

14. Acquisitions

In 2016, 2015 and 2014, a subsidiary of the Company acquired the assets or stock of multiple dealership locations that constituted business under accounting rules. The Company used its working capital, a combination of cash and floor plan financing and members’ capital contributions to complete the acquisitions. The acquired businesses were recorded at their estimated fair values under the purchase method of accounting. The balance of the purchase prices in excess of fair value of assets acquired was recorded as goodwill.

In 2016, concurrent with the acquisition of dealership businesses, the Company purchased real properties for $15.3 million from related parties of the sellers. The Company sold a portion of the real properties to a third party in sale‑leaseback transactions. In 2015, concurrent with the acquisition of dealership businesses, the Company purchased real properties for $17.0 million from related parties of the sellers. The Company sold a portion of the real properties to a third party in sale‑leaseback transactions. In 2014, the Company purchased real property of $3.8 million related to the acquisition of dealership assets. The real property was not sold by the Company. In 2013, concurrent with the acquisition of dealership assets, the Company purchased real properties for $13.6 million from related parties of the sellers. The Company immediately sold the real properties to a third party in sale‑leaseback transactions, as further described in Note 12 — Commitments and Contingencies.

A summary of the purchase price allocations for the acquisitions consists of the following:

($ in thousands)	2016	2015	2014
Assets (liabilities) acquired (assumed) at fair value:
Accounts receivable	$944	$—	$—
Inventory	36,285	75,664	6,228
Property and equipment	823	842	51
Intangibles	2,774	—	—
Goodwill	40,165	51,887	4,369
Security deposits	—	12	—
Other assets	175	19	—
Customer deposits	—	(1,111)	(33)
Accounts payable	(2,231)	(49)	—
Accrued expenses	(329)	(575)	—
Purchase price	78,606	126,689	10,615
Purchase price holdback included in other long-term liabilities	—	(1,500)	—
Inventory purchases financed via floor plan	(28,942)	(59,794)	(4,029)
Cash payment net of holdback and floor plan financing	$49,664	$65,395	$6,586

The basis for tax purposes of acquired goodwill for the years ended December 31, 2016, 2015, and 2014 was $40.6 million, $22.7 million, and $4.4 million, respectively. Included in the 2016 Consolidated Financial results is $75.1 million of revenue and $2.7 million of pre‑tax income of these dealership businesses purchased in 2016 from the applicable acquisition dates.

15. Exit Activities

The Company closed certain retail locations. The Company remains obligated under the terms of these leases for rent and other costs associated with these leases, and has no plan to occupy them in the future. In accordance with ASC 420, Accounting for Costs Associated with Exit or Disposal Activities, the Company recorded a charge to rent expense to recognize the costs of exiting the space. The liability was equal to the fair value of rent less the fair value of the amount of rent received by the Company from a tenant under a sublease over the remainder of the lease terms, which expire on various dates through 2032. The change in the estimated fair value of these amounts was recognized in income as part of income from operations. The current portion of the liability was $0.3 million, and $0.4 million as of December 31, 2016 and 2015, respectively, and is included in other current liabilities. The liability outstanding was $2.8 million and $2.0 million as of December 31, 2016 and 2015, respectively. The total of minimum rental payments to be received in the future under noncancelable subleases was $7.4 million as of December 31, 2016.

16. Statements of Cash Flows

Supplemental disclosures of cash flow information for the years ended December 31, are as follows (in thousands):

	2016	2015	2014
Cash paid during the year for:
Interest	$61,889	$57,717	$54,843
Income taxes	1,622	1,166	1,119

The Company entered into the following non‑cash investing and financing transactions:

2016:

The Company established $19.2 million of liabilities under the Tax Receivable Agreement.

The Company assumed $0.2 million of customer deposits and paid $1.4 million in connection with the acquisition of five consumer shows from M & P Productions, Inc.

Landlords paid for tenant improvements of $0.7 million on behalf of the Company.

The Company assigned its equity interest in AutoMatch USA, LLC, an indirect wholly-owned subsidiary of the Company, in the form of a $38.8 million non-cash distribution (See Note 13 — Related Party Transactions). Included in the non-cash distribution were contracts in transit of $1.0 million, accounts receivable of $0.3 million, inventories of $20.3 million, property and equipment of $17.1 million, and prepaid expenses and other assets of $0.1 million.

The Company acquired equipment through third party capital lease arrangements totaling $2.0 million.

In the first quarter of 2016, the Company derecognized $15.4 million of fixed assets and right to use liabilities for two leases that qualified as operating leases after completion of construction in 2016.  In the third quarter of 2016, the Company derecognized $4.6 million of fixed assets and $4.7 million of right to use liabilities for the Company’s lease that qualified as an operating lease after the reduction in lease deposits to less than two month’s rent.

FreedomRoads acquired the assets of RV dealership groups comprised of six locations for an aggregate purchase price of approximately $75.8 million plus real property of $15.3 million (see Note 14 — Acquisitions). The purchase was funded through $28.9 million of borrowings under the Floor Plan Facility and the balance through a capital contribution provided by the net proceeds of the incremental debt issuance in December 2015 under the Company’s Previous Senior Secured Credit Facilities.

The Company acquired the assets of a wholesale parts dealer for $1.4 million, comprised of inventory of $1.2 million, intangible assets of $1.3 million, receivables of $1.0 million, prepaid expenses of $0.1 million, and accrued liabilities of $2.2 million.

2015

The Company distributed a prepaid marketing deposit with Adams Outdoor Advertising Marketing Company in the form of a non‑cash $1.0 million distribution.

The Company distributed a receivable due to CWGS Holding, LLC in the form of a non‑cash $0.9 million distribution.

Certain real estate lease agreements were capitalized in accordance with ASC 840 — Leases. The value of the real property, other than land of $50.6 million, was capitalized as a right to use asset with a corresponding $50.6 million included as a right to use liability. The Company derecognized $5.4 million of fixed assets and right to use lease liabilities for two leases that qualified as operating leases after completion of construction in 2015.

The Company modified the terms of certain leases in the fourth quarter of 2015. As a result of the modifications, thirty of these leases met the requirements to be reported as operating leases and therefore the right to use assets and corresponding liabilities were derecognized. This derecognition resulted in the removal of $122.4 million of right to use assets, and $127.0 million of right to use liabilities, resulting in a $4.6 million deferred gain.

2014

FreedomRoads entered into capital lease arrangements totaling $0.2 million.

On September 30, 2014, CVRV exercised its option and delivered the Series B Note to the Company for cancellation in exchange for the equity interest. Upon surrender and cancellation of the $70.0 million Series B Note, the remaining unamortized premium of $3.4 million was written off to Members’ Deficit.

Certain real estate lease agreements were capitalized in accordance with ASC 840 — Leases. The value of the real property, other than land of $35.9 million, was capitalized as a right to use asset with a corresponding $35.9 million included as a right to use liability. The Company derecognized $8.2 million of right to use assets and right to use liabilities for five leases that qualified as operating leases after completion of construction in 2014.

17. Benefit Plan

The Freedom Roads 401(k) Defined Contribution Plan (“FreedomRewards 401(k) Plan”) is qualified under Sections 401(a) and 401(k) of the Internal Revenue Service Code of 1986, as amended. Effective January 1, 2012, the GSE 401(k) Plan was merged with the FreedomRewards 401(k) Plan. Effective January 1, 2007, Camping World elected to begin participating in the FreedomRewards 401(k) Plan. All employees over age 18, including the executive officers, are eligible to participate in the Freedom Rewards 401(k) Plan. Any favorable vesting was grandfathered for any affected participants pursuant to FreedomRewards 401(k) Plan Amendment No. 3 signed December 15, 2011, and effective January 1, 2012. Non‑highly compensated employees may defer up to 75% of their eligible compensation up to the Internal Revenue Service limits. Highly compensated employees may defer up to 15% of their eligible compensation up to the Internal Revenue Service limits. In 2016, 2015 and 2014 the Company expensed $0.9 million, $1.0 million, and $0.9 million, respectively, for its contribution to the FreedomRewards 401(k) Plan, which were paid in the following year.

18. Stockholders’ Equity

Reorganization Transactions

In connection with the IPO on October 6, 2016, the Company completed the following Reorganization Transactions:

•	The Company amended and restated its certificate of incorporation (see “Amendment and Restatement of Certificate of Incorporation” below);
•	CWGS, LLC amended and restated the limited liability company agreement of CWGS, LLC (the “LLC Agreement”) (see “CWGS, LLC Recapitalization” below); and
•

The Company acquired, by merger, an entity that was owned by former indirect members of CWGS, LLC (the “Former Equity Owners”), for which the Company issued 7,063,716 shares of Class A common stock as merger consideration (the “CWH BR Merger”). The only significant asset held by the merged entity prior to the CWH BR Merger was 7,063,716 common units of

CWGS, LLC and a corresponding number of shares of CWH Class B common stock. Upon consummation of the CWH BR Merger, the Company canceled the 7,063,716 shares of Class B common stock and recognized the 7,063,716 of common units of CWGS, LLC at carrying value, as the CWH BR Merger was considered to be a transaction between entities under common control.

Following the completion of the Reorganization Transactions and IPO, CWH owned 22.6% of CWGS, LLC. The remaining 77.4% of CWGS, LLC was held by the “Continuing Equity Owners,” whom the Company defines as collectively, ML Acquisition Company, a Delaware limited liability company, indirectly owned by each of Stephen Adams and the Company’s Chairman and Chief Executive Officer, Marcus Lemonis ("ML Acquisition”), funds controlled by Crestview Partners II GP, L.P. and, collectively, the Company’s named executive officers (excluding Marcus Lemonis), Andris A. Baltins and K. Dillon Schickli, who are members of the Company’s board of directors, and certain other current and former non-executive employees and former directors, in each case, who held profit units in CWGS, LLC pursuant to CWGS, LLC’s equity incentive plan that was in existence prior to the Company’s IPO and who received common units of CWGS, LLC in exchange for their profit units in connection with the Reorganization Transactions (collectively, the “Former Profit Unit Holders”) and each of their permitted transferees that own common units in CWGS, LLC and who may redeem at each of their options their common units for, at the Company’s election (determined solely by the Company’s independent directors (within the meaning of the rules of the New York Stock Exchange) who are disinterested), cash or shares of the Company’s Class A common stock. As a result of the Reorganization Transactions, CWH became the sole managing member of CWGS, LLC and, although CWH had a minority economic interest in CWGS, LLC, CWH had the sole voting power in, and controlled the management of, CWGS, LLC. Accordingly, the Company consolidated the financial results of CWGS, LLC and reported a non-controlling interest in its consolidated financial statements.

As the Reorganization Transactions are considered transactions between entities under common control, the financial statements for periods prior to the IPO and Reorganization Transactions have been adjusted to combine the previously separate entities for presentation purposes.

Amendment and Restatement of Certificate of Incorporation

On October 6, 2016, the Company amended and restated its certificate of incorporation to, among other things, provide for the (i) authorization of 250,000,000 shares of Class A common stock with a par value of $0.01 per share; (ii) authorization of 75,000,000 shares of Class B common stock with a par value of $0.0001 per share; (iii) authorization of one share of Class C common stock with a par value of $0.0001 per share; (iv) authorization of 20,000,000 shares of undesignated preferred stock that may be issued from time to time by the Company’s Board of Directors in one or more series; and (v) establishment of a classified board of directors, divided into three classes, each of whose members will serve for staggered three -year terms.

Each share of the Company’s Class A common stock and Class B common stock entitles its holders to one vote per share on all matters presented to the Company’s stockholders generally; provided that, for as long as ML Acquisition Company, LLC, a Delaware limited liability company, indirectly owned by each of Stephen Adams and the Company’s Chairman and Chief Executive Officer, Marcus Lemonis, and its permitted transferees of common units (collectively, the “ML Related Parties”), directly or indirectly, beneficially own in the aggregate 27.5% or more of all of the outstanding common units of CWGS, LLC, the shares of Class B common stock held by the ML Related Parties will entitle the ML Related Parties to the number of votes necessary such that the ML Related Parties, in the aggregate, cast 47% of the total votes eligible to be cast by all of the Company’s stockholders on all matters presented to a vote of the Company’s stockholders generally. Additionally, the one share of Class C common stock entitles its holder to the number of votes necessary such that the holder casts 5% of the total votes eligible to be cast by all of the Company’s stockholders on all matters presented to a vote of the Company’s stockholders generally. The one share of Class C common stock is owned by ML RV Group, LLC, a Delaware limited liability company, wholly owned by the Company’s Chairman and Chief Executive Officer, Marcus Lemonis.

Holders of the Company’s Class B and Class C common stock are not entitled to receive dividends and will not be entitled to receive any distributions upon the liquidation, dissolution or winding up of the

Company. Shares of Class B common stock may only be issued to the extent necessary to maintain the one-to-one ratio between the number of common units of CWGS, LLC held by funds controlled by Crestview Partners II GP, L.P. and the ML Related Parties (the “Class B Common Owners”) and the number of shares of Class B common stock held by the Class B Common Owners. Shares of Class B common stock are transferable only together with an equal number of common units of CWGS, LLC. Only permitted transferees of common units held by the Class B Common Owners will be permitted transferees of Class B common stock. Shares of Class B common stock will be canceled on a one-for-one basis upon the redemption or exchange any of the outstanding common units of CWGS, LLC held by the Class B Common Owners. Upon the occurrence of certain change in control events, the Class C common stock shall no longer have any voting rights, such share of the Company’s Class C common stock will be cancelled for no consideration and will be retired, and the Company will not reissue such share of Class C common stock.

The Company must, at all times, maintain a one-to-one ratio between the number of outstanding shares of Class A common stock and the number of common units of CWGS, LLC owned by CWH (subject to certain exceptions for treasury shares and shares underlying certain convertible or exchangeable securities).

Initial Public Offering

On October 13, 2016, the Company completed an IPO of 11,363,636 shares of the Company’s Class A common stock at a public offering price of $22.00 per share. The Company received $233.4 million in proceeds, net of underwriting discounts and commissions, which were used to purchase 11,363,636 newly-issued common units from CWGS, LLC at a price per unit equal to the initial public offering price per share of Class A common stock in the IPO less underwriting discounts and commissions. In addition, on November 4, 2016, the underwriters exercised their option, in part, to purchase an additional 508,564 shares of Class A common stock. On November 9, 2016, the Company closed on the purchase of the additional 508,564 shares of Class A common stock and received $10.4 million in additional proceeds, net of underwriting discounts and commissions, which were used to purchase 508,564 newly-issued common units from CWGS, LLC at a price per unit equal to the initial public offering price per share of Class A common stock in the IPO less underwriting discounts and commissions.

Immediately following the completion of the IPO and the underwriters’ exercise of their option to purchase additional shares of Class A common stock, there were 62,002,729 shares of Class B common stock outstanding, one share of Class C common stock outstanding, and 18,935,916 shares of Class A common stock outstanding, comprised of 11,872,200 shares issued as part of the IPO and the underwriters’ exercise of their option to purchase additional shares of Class A common stock and 7,063,716 shares issued in connection with the CWH BR Merger described above.

CWGS, LLC Recapitalization

On October 6, 2016, CWGS, LLC amended and restated the LLC Agreement (the “Recapitalization”) to, among other things, (i) provide for a new single class of common membership interests in CWGS, LLC, the common units, and (ii) exchange all of the then-existing membership interests of ML Acquisition, funds controlled by Crestview Partners II GP, L.P. and the Former Profit Unit Holders (collectively, the “Original Equity Owners”) for common units of CWGS, LLC.

The LLC Agreement also provides that the Continuing Equity Owners may from time to time at each of their options require CWGS, LLC to redeem all or a portion of their common units in exchange for, at the Company’s election (determined solely by the Company’s independent directors (within the meaning of the rules of the New York Stock Exchange (the “NYSE”) who are disinterested), shares of the Company’s Class A common stock on a one-for-one basis or a cash payment equal to a volume weighted average market price of one share of Class A common stock for each common unit redeemed, in each case in accordance with the terms of the CWGS LLC Agreement; provided that, at the Company’s election (determined solely by the Company’s independent directors (within the meaning of the rules of the NYSE) who are disinterested), the Company may effect a direct exchange of such Class A common stock or such cash, as applicable, for such common units. The Continuing Equity Owners may exercise such redemption right for as long as their common units remain outstanding. Simultaneously with the payment of cash or shares of Class A common stock, as applicable, in connection with a redemption or exchange of common units pursuant to the terms of the CWGS LLC Agreement, a number of shares of the Company’s Class B common stock registered in the name of the redeeming or exchanging Class B Common Owners will be cancelled for no consideration on a one-for-one basis with the number of common units so redeemed or exchanged.

The amendment also requires that CWGS, LLC, at all times, maintain (i) a one-to-one ratio between the number of outstanding shares of Class A common stock and the number of common units of CWGS, LLC owned by CWH and (ii) a one-to-one ratio between the number of shares of Class B common stock owned by the Class B Common Owners and the number of common units of CWGS, LLC owned by the Class B Common Owners.

19. Non-Controlling Interests

In connection with the Reorganization Transactions described in Note 18 — Stockholders’ Equity, CWH became the sole managing member of CWGS, LLC and, as a result, consolidate the financial results of CWGS, LLC. The Company reports a non-controlling interest representing the common units of CWGS, LLC held by Continuing Equity Owners. Changes in the CWH’s ownership interest in CWGS, LLC while CWH retains its controlling interest in CWGS, LLC will be accounted for as equity transactions. As such, future redemptions or direct exchanges of common units of CWGS, LLC by the Continuing Equity Owners will result in a change in ownership and reduce or increase the amount recorded as non-controlling interest and increase or decrease additional paid-in capital when CWGS, LLC as positive or negative net assets, respectively. At December, 31, 2016, CWGS, LLC had negative net assets which resulted in a negative non-controlling interest amount on the Consolidated Balance Sheet.

The Company used the net proceeds from its IPO to purchase 11,872,200 newly-issued common units of CWGS, LLC. Additionally, in connection with the Reorganization Transactions, the Company acquired 7,063,716 common units of CWGS, LLC.

As of December 31, 2016, there were 83,771,830 LLC Interests outstanding, of which CWH owned 18,935,916 common units of CWGS, LLC, representing a 22.6% ownership interest in CWGS, LLC.

The following table summarizes the effects of changes in ownership in CWGS, LLC on the Company’s equity:

	Year Ended December 31,
($ in thousands)	2016	2015	2014
Net income attributable to Camping World Holdings, Inc.	$191,661	$178,530	$123,626
Transfers to non-controlling interests:
Decrease in additional paid-in capital as a result of the Reorganization Transactions	(7,306)	—	—
Decrease in additional paid-in capital as a result of the purchase of common units from CWGS, LLC (1)	(144,178)	—	—
Change from net income attributable to Camping World Holdings, Inc. and transfers to non-controlling interests	$40,177	$178,530	$123,626

20. Equity-based Compensation Plans

The following table summarizes the equity-based compensation that has been included in the following line items within the consolidated statements of operations during:

	Year Ended December 31,
($ in thousands)	2016	2015	2014
Equity-based compensation expense:
Costs applicable to revenue	$90	$—	$—
Selling, general, and administrative	1,507	—	—
Total equity-based compensation expense	$1,597	$—	$—
Total income tax benefit recognized related to equity-based compensation	$—	$—	$—

CWGS Enterprises, LLC Equity Incentive Plan

In 2012, CWGS, LLC entered into the CWGS Enterprises, LLC Equity Incentive Plan (the “CWGS LLC Plan”), as defined in CWGS, LLC’s Limited Liability Agreement, with certain employees and directors of the Company, who, in the judgment of the Company, had played a meaningful role in enhancing the value of CWGS, LLC. Such employees and directors had been granted awards (“Profits Units”) under the CWGS LLC Plan which entitled them to receive, in aggregate, up to 10% of the increase in the value of the Company above certain thresholds, if any, realized in such sale of CWGS, LLC or other liquidity event. CWGS, LLC began making grants of these Profits Units pursuant to the CWGS LLC Plan effective for the year ended December 31, 2012. Generally, so long as the Unit holder is employed or remains a member of the board of managers of the Company, these Profits Units vest over time (generally a four‑year period), but do not become exercisable or fully vested until a liquidity event occurs. All unvested Profits Units become exercisable and fully vested upon a liquidity event. Any unvested Profits Units are forfeited if the Unit holder ceases to be an employee of the Company or remain on the board of managers of the Company.

As of December 31, 2015, there were 15,556 Profits Units authorized, issued and outstanding pursuant to the CWGS LLC Plan. During the years ended December 31, 2015 and 2014, no equity-based compensation expense was recorded relating to the Profits Units because the Company determined, as of each period end, it was not probable that a sale of CWGS, LLC or other liquidity event would occur.

On April 4, 2016, CWGS, LLC's board of directors approved a Profits Units redemption by Mr. Lemonis in the amount of 1,763 Profits Units for $17.0 million. CWGS, LLC remitted the proceeds to Mr. Lemonis through a cash distribution in the amount of $13.0 million and a $4.0 million note. The note bore interest at 3.00% per annum and had scheduled principal amortization of (i) $1.5 million, plus all accrued and unpaid interest on May 1, 2016, (ii) $1.5 million, plus all accrued and unpaid interest on June 1, 2016 and (iii) all outstanding principal, plus all accrued and unpaid interest on July 1, 2016. The largest aggregate amount of principal outstanding since the note was issued on April 4, 2016 was $4.0 million and the Company paid $6,250 of interest on the note prior to its repayment in full in April 2016. The Company recorded an equity-based compensation charge of $60,000 relating to this redemption during the year ended December 31, 2016 based on the grant date fair value.

On October 6, 2016, in connection with the Company’s IPO, the remaining 13,793 outstanding Profits Units fully vested and converted to 5,877,513 common units of CWGS, LLC. These common units are exchangeable for shares of the Company’s Class A common stock on a one-to-one basis. The Company recorded an equity-based compensation charge of $889,000 relating to this conversion during the year ended December 31, 2016 based on the grant date fair value.

The weighted-average grant date fair value of Profits Units granted during the year ended December 31, 2015 was $317 per unit. No Profits Units were granted during the years ended December 31, 2016 and 2014. As of December 31, 2016, there were no Profits Units outstanding and no further Profits Units were available for grant under the CWGS LLC Plan.

2016 Incentive Award Plan

In October 2016, the Company adopted the 2016 Incentive Award Plan (the “2016 Plan”) under which the Company may grant up to 14,693,518 stock options, restricted stock units, and other types of equity-based awards to employees, consultants or non-employee directors of the Company. The Company does not intend to use cash to settle any of its equity-based awards. Upon the exercise of a stock option award, the vesting of a restricted stock unit or the award of common stock or restricted stock, shares of Class A common stock are issued from authorized but unissued shares. Stock options and restricted stock units granted to employees vest in equal annual installments over a four-year period and are canceled upon termination of employment. Stock options are granted with an exercise price equal to the fair market value of the Company’s Class A common stock on the date of grant. Stock option grants expire after ten years unless canceled earlier due to termination of employment. Restricted stock units granted to non-employee directors vest in equal annual installments over a three-year period subject to voluntary deferral elections made at the time of grant.

The fair value of the stock option awards was determined on the grant date using the Black-Scholes valuation model based on the following weighted-average assumptions for the year ended December, 31:

2016
Expected term (years) (1)	6.3
Expected volatility (2)	36.1%
Risk-free interest rate (3)	1.5%
Dividend yield (4)	1.1%

(1)	Expected term represents the estimated period of time until an award is exercised and was determined using the simplified method.
(2)	Expected volatility is based on the historical volatility of a selected peer group over a period equivalent to the expected term.
(3)	The risk-free rate is an interpolation of yields on U.S. Treasury securities with maturities equivalent to the expected term.
(4)	The dividend yield was based on the Company’s expectation at the time of grant to declare quarterly dividends of $0.06 per share.

A summary of stock option activity for the year ended December 31, 2016 is as follows:

Weighted Average
			Aggregate	Remaining
	Stock Options	Weighted Average	Intrinsic Value	Contractual Life
	(in thousands)	Exercise Price	(in thousands)	(years)
Outstanding at December 31, 2015	—
Granted	1,133	$21.86
Exercised	—
Forfeited	(15)	$22.00
Cancelled	—
Outstanding at December 31, 2016	1,118	$21.86	$11,995	9.8
Options exercisable at December 31, 2016	—

The weighted-average grant date fair value of stock options granted during the year ended December 31, 2016 was $7.24. The Company did not grant any stock options during the years ended December 31, 2015 and 2014. There were no exercises of stock options during the years ended December 31, 2016, 2015, and 2014. At December 31, 2016, total unrecognized compensation cost related to unvested stock options was $7.6 million and is expected to be recognized over a weighted-average period of 3.8 years.

A summary of restricted stock unit activity for the year ended December 31, 2016 is as follows:

	Restricted	Weighted Average
	Stock Units	Grant Date
	(in thousands)	Fair Value
Outstanding at December 31, 2015	—
Granted	145	$21.37
Exercised	—
Forfeited	(1)	$21.40
Cancelled	—
Outstanding at December 31, 2016	144	$21.37

The weighted-average grant date fair value of restricted stock units granted during the year ended December 31, 2016 was $21.37. The Company did not grant any restricted stock units during the years ended December 31, 2015 and 2014. There were no restricted stock units that vested during the years ended December 31, 2016, 2015, and 2014. At December 31, 2016, the intrinsic value of unvested restricted stock units was $4.7 million. At December 31, 2016, total unrecognized compensation cost related to unvested restricted stock units was $2.9 million and is expected to be recognized over a weighted-average period of 3.6 years.

21. Earnings Per Share

Basic and Diluted Earnings Per Share

Basic earnings per share of Class A common stock is computed by dividing net income available to Camping World Holdings, Inc. by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted earnings per share of Class A common stock is computed by dividing net income available to Camping World Holdings, Inc. by the weighted-average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive securities.

As described in Note 18 — Stockholders’ Equity, on October 6, 2016, the LLC Agreement was amended and restated to, among other things, (i) provide for a new single class of common membership interests, the common units of CWGS, LLC, and (ii) exchange all of the then-existing membership interests of the Original Equity Owners for common units of CWGS, LLC. This Recapitalization changed the relative membership rights of the Original Equity Owners such that retroactive application of the Recapitalization to periods prior to the IPO for the purposes of calculating earnings per share would not be appropriate.

Prior to the IPO, the CWGS, LLC membership structure included membership units, preferred units, and Profits Units. During the period of September 30, 2014 to October 6, 2016, there were 70,000 preferred units outstanding that received a total preferred return of $2.1 million per quarter in addition to their proportionate share of distributions made to all members of CWGS, LLC. The Company analyzed the calculation of earnings per unit for periods prior to the IPO using the two-class method and determined that it resulted in values that would not be meaningful to the users of these consolidated financial statements. Therefore, earnings per share information has not been presented for periods prior to the IPO on October 6, 2016. The basic and diluted earnings per share period for the year ended December 31, 2016 represents only the period of October 6, 2016 to December 31, 2016.

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

Year Ended
December 31,
2016
Numerator:
Net income	$13,635
Less: net income attributable to non-controlling interests	(11,576)
Net income attributable to Camping World Holdings, Inc. — basic	2,059
Add: Reallocation of net income attributable to non-controlling interests from the assumed exchange of common units of CWGS, LLC for Class A common stock	5,169
Net income attributable to Camping World Holdings, Inc. — diluted	$7,228
Denominator:
Weighted-average shares of Class A common stock outstanding — basic	18,766
Dilutive common units of CWGS, LLC that are convertible into Class A common stock	64,836
Weighted-average shares of Class A common stock outstanding — diluted	83,602

Earnings per share of Class A common stock — basic	$0.11
Earnings per share of Class A common stock — diluted	$0.09

For the year ended December 31, 2016, 1.1 million stock options and 0.1 million restricted stock units were excluded from the weighted-average in the computation of diluted earnings per share of Class A common stock because the effect would have been anti-dilutive.

Shares of the Company’s Class B and Class C common stock do not share in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B or Class C common stock under the two-class method has not been presented.

Basic and Diluted Pro Forma Earnings Per Share

The pro forma financial information presented has been computed to reflect income attributable to non-controlling interests and income tax expense assuming the Company’s IPO and the Recapitalization occurred on January 1, 2016. To calculate the income tax expense, an effective tax rate of 38.5% was applied to the taxable income of the pass-through entities that would have been attributed to the CWH if the IPO and Recapitalization had occurred on January 1, 2016.

The following table sets forth reconciliations of the numerators and denominators used to compute pro forma basic and diluted earnings per share of Class A common stock:

Year Ended
December 31,
2016
Numerator:
Net income	$203,237
Less: pro forma net income attributable to non-controlling interests	(158,296)
Less: pro forma income tax expense	(15,692)
Pro forma net income attributable to Camping World Holdings, Inc. — basic	29,249
Add: Reallocation of pro forma net income attributable to non-controlling interests from the assumed exchange of common units of CWGS, LLC for Class A common stock	98,175
Pro forma net income attributable to Camping World Holdings, Inc. — diluted	$127,424
Denominator:
Weighted-average shares of Class A common stock outstanding — basic	18,936
Dilutive restricted stock units	6
Dilutive common units of CWGS, LLC that are convertible into Class A common stock	64,836
Weighted-average shares of Class A common stock outstanding — diluted	83,778

Earnings per share of Class A common stock — basic	$1.54
Earnings per share of Class A common stock — diluted	$1.52

For the year ended December 31, 2016, 0.3 million stock options were excluded from the weighted-average in the computation of pro forma diluted earnings per share of Class A common stock because the effect would have been anti-dilutive.

22. Segment Information

At December 31, 2016, 2015, and 2014, the Company had two reportable segments: (1) Consumer Services and Plans, and (2) Retail. The Company’s Consumer Services and Plans segment is comprised of emergency roadside assistance; property and casualty insurance programs; travel assist programs; extended vehicle service contracts; co‑branded credit cards; vehicle financing and refinancing; membership clubs; and publications and directories. The Company’s Retail segment is comprised of new vehicles; used vehicles; parts and service; and finance and insurance. Corporate and other is comprised of the corporate operations of the Company.

The reportable segments identified above are the business activities of the Company for which discrete financial information is available and for which operating results are regularly reviewed by the Company’s chief operating decision maker to allocate resources and assess performance. The Company’s chief operating decision maker is its Chief Executive Officer.

Reportable segment revenue, segment income, floor plan interest expense, depreciation and amortization, other interest expense, net, total assets, and capital expenditures are as follows:

	Year Ended December 31,
($ in thousands)	2016	2015	2014
Revenue:
Consumer Services and Plans	$184,773	$174,600	$162,598
Retail (1)	3,341,933	3,111,494	2,472,400
Total consolidated revenue	$3,526,706	$3,286,094	$2,634,998

(1)	The Company has adjusted certain prior period amounts for the correction of an immaterial error. See Note 1 — Summary of Significant Accounting Policies — Revisions to Prior Periods.

	Year Ended December 31,
($ in thousands)	2016	2015	2014
Segment income (1):
Consumer Services and Plans	$89,046	$80,522	$73,515
Retail (2)	203,763	179,530	128,084
Total segment income	292,809	260,052	201,599
Corporate & other	(4,382)	(2,689)	(2,597)
Depreciation and amortization	(24,695)	(24,101)	(24,601)
Other interest expense, net	(48,318)	(53,377)	(46,769)
Loss and expense on debt restructure	(6,270)	—	(1,831)
Other income (expense), net	—	1	(35)
Income from operations before income taxes	$209,144	$179,886	$125,766

(1)	Segment income is defined as income from operations before depreciation and amortization plus floor plan interest expense.
(2)

The Company has adjusted certain prior period amounts for the correction of an immaterial error. For the year ended December 31, 2014, segment income for the Company’s Retail segment was originally reported as $129.6 million. After the correction of the immaterial error of $1.5 million, segment income for the Company’s Retail segment was $128.1 million for the year ended December 31, 2014. See Note 1 — Summary of Significant Accounting Policies — Revisions to Prior Periods.

	Year Ended December 31,
($ in thousands)	2016	2015	2014
Depreciation and amortization:
Consumer Services and Plans	$3,780	$3,627	$3,283
Retail	20,915	18,243	19,895
Total	24,695	21,870	23,178
Corporate & other	—	2,231	1,423
Total depreciation and amortization	$24,695	$24,101	$24,601

	Years ended December 31,
	2016	2015	2014
Interest expense, net:
Consumer Services and Plans	$19	$32	$62
Retail	5,395	16,015	12,060
Total	5,414	16,047	12,122
Corporate & other	42,904	37,330	34,647
Total interest expense	$48,318	$53,377	$46,769

	As of December 31,
	2016	2015	2014
Assets:
Consumer Services and Plans	$152,689	$139,064	$138,240
Retail (1)	1,235,250	1,143,916	946,395
Total	1,387,939	1,282,980	1,084,635
Corporate & other	175,826	55,125	72,620
Total assets	$1,563,765	$1,338,105	$1,157,255

(1)

The Company has adjusted certain prior period amounts for the correction of an immaterial error. Retail segment assets decreased $5.9 million as of December 31, 2015 and 2014. See Note 1 — Summary of Significant Accounting Policies — Revisions to Prior Periods.

	Year Ended December 31,
	2016	2015	2014
Capital expenditures:
Consumer Services and Plans	$2,951	$2,870	$2,721
Retail	36,831	38,567	32,263
Total capital expenditures	$39,782	$41,437	$34,984

23. Quarterly Financial Information (Unaudited)

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
($ in thousands)	2016	2016	2016	2016	2015	2015	2015	2015
Revenue (1)	670,032	991,071	1,067,855	797,748	647,311	948,005	993,446	697,332
Income from operations (1)	34,235	87,741	103,351	56,041	24,457	76,221	93,891	49,941
Net income (1)	13,635	68,416	83,406	37,780	11,999	57,650	75,212	33,669
Net income attributable to Camping World Holdings, Inc. (1)	2,059	68,416	83,406	37,780	11,999	57,650	75,212	33,669
Earnings per share of Class A common stock (2):
Basic	$0.11
Diluted	$0.09

(1)

The Company has adjusted certain prior period amounts for the correction of an immaterial error. See reconciliation below and Note 1 — Summary of Significant Accounting Policies — Revisions to Prior Periods.

(2)	Basic and diluted earnings per Class A common stock is applicable only for periods after the Company’s IPO. See Note 21 — Earnings Per Share.

As a result of the immaterial error discussed in Note 1 — Summary of Significant Accounting Policies — Revisions to Prior Periods, revenue, costs applicable to revenue, selling, general and administrative expenses, and floor plan interest expense within the retail segment were each corrected as follows:

	Three Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
($ in thousands)	2016	2016	2016	2015	2015	2015	2015
Revenue - new vehicles - as originally reported (1)	$545,231	$578,728	$409,504	$293,048	$468,084	$509,641	$337,017
Revenue - new vehicles - adjustment (1)	(77)	(439)	(28)	(227)	(375)	(410)	(313)
Revenue - new vehicles - as corrected (1)	545,154	578,289	409,476	292,821	467,709	509,231	336,704

Revenue - used vehicles - as originally reported (1)	181,820	217,358	178,816	160,621	238,018	235,271	172,849
Revenue - used vehicles - adjustment (1)	(145)	(832)	(53)	(62)	(102)	(111)	(85)
Revenue - used vehicles - as corrected (1)	181,675	216,526	178,763	160,559	237,916	235,160	172,764

Revenue - parts, service and other - as originally reported (1)	166,076	173,353	125,530	122,993	157,214	160,381	113,246
Revenue - parts, service and other - adjustment (1)	(14,986)	(15,611)	(12,046)	(8,929)	(13,645)	(13,268)	(10,182)
Revenue - parts, service and other - as corrected (1)	151,090	157,742	113,484	114,064	143,569	147,113	103,064

Revenue - finance and insurance, net - as originally reported (1)	67,418	69,564	50,828	32,893	57,748	59,156	40,481
Revenue - finance and insurance, net - adjustment (1)	292	306	199	121	161	169	91
Revenue - finance and insurance, net - as corrected (1)	67,710	69,870	51,027	33,014	57,909	59,325	40,572

Total revenue - as originally reported (1)	1,005,987	1,084,431	809,676	656,408	961,966	1,007,066	707,821
Total revenue - adjustment (1)	(14,916)	(16,576)	(11,928)	(9,097)	(13,961)	(13,620)	(10,489)
Total revenue - as corrected (1)	991,071	1,067,855	797,748	647,311	948,005	993,446	697,332

Costs applicable to revenues - new vehicles - as originally reported (1)	474,944	499,385	351,588	252,284	405,448	438,065	291,561
Costs applicable to revenues - new vehicles - adjustment (1)	(3,804)	(4,226)	(740)	(473)	(3,164)	(3,365)	(1,200)
Costs applicable to revenues - new vehicles - as corrected (1)	471,140	495,159	350,848	251,811	402,284	434,700	290,361

Costs applicable to revenues - used vehicles - as originally reported (1)	140,516	174,325	146,909	130,120	192,119	190,241	139,755
Costs applicable to revenues - used vehicles - adjustment (1)	(1,879)	(3,391)	(1,821)	3	(1,594)	(2,010)	(1,698)
Costs applicable to revenues - used vehicles - as corrected (1)	138,637	170,934	145,088	130,123	190,525	188,231	138,057

Costs applicable to revenues - parts, service and other - as originally reported (1)	88,473	90,850	65,411	67,912	85,825	84,941	59,279
Costs applicable to revenues - parts, service and other - adjustment (1)	(7,368)	(7,809)	(5,776)	(4,042)	(7,023)	(6,807)	(5,096)
Costs applicable to revenues - parts, service and other - as corrected (1)	81,105	83,041	59,635	63,870	78,802	78,134	54,183

Selling, general and administrative expenses - as originally reported (1)	188,858	192,947	163,149	152,064	176,466	175,686	140,193
Selling, general and administrative expenses - adjustment (1)	(2,603)	(2,624)	(2,761)	(3,070)	(2,325)	(2,121)	(2,003)
Selling, general and administrative expenses - as corrected (1)	186,255	190,323	160,388	148,994	174,141	173,565	138,190

Income from operations - as originally reported (1)	87,003	101,877	56,871	26,718	76,423	92,861	49,687
Income from operations - adjustment (1)	738	1,474	(830)	(1,515)	145	683	(492)
Income from operations - as corrected (1)	87,741	103,351	56,041	25,203	76,568	93,544	49,195

Floor plan interest expense - as originally reported (1)	(4,322)	(5,387)	(5,142)	(3,033)	(3,013)	(3,436)	(2,945)
Floor plan interest expense - adjustment (1)	—	—	—	1,179	—	—	—
Floor plan interest expense - as corrected (1)	(4,322)	(5,387)	(5,142)	(1,854)	(3,013)	(3,436)	(2,945)

Net income and net income attributable to Camping World Holdings, Inc. - as originally reported (1)	67,678	81,932	38,610	12,335	57,505	74,529	34,161
Net income and net income attributable to Camping World Holdings, Inc. - adjustment (1)	738	1,474	(830)	(336)	145	683	(492)
Net income and net income attributable to Camping World Holdings, Inc. - as corrected (1)	68,416	83,406	37,780	11,999	57,650	75,212	33,669

(1)	The Company has adjusted certain prior period amounts for the correction of an immaterial error. See Note 1 — Summary of Significant Accounting Policies — Revisions to Prior Periods.

Additionally, as a result of these immaterial errors, inventories and members’ deficit on the consolidated balance sheets were each corrected as follows:

	As of
	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
($ in thousands)	2016	2016	2016	2015	2015	2015	2015
Inventories - as originally reported (1)	$808,089	$915,153	$1,009,555	$868,939	$779,636	$826,926	$835,736
Inventories - adjustment (1)	(5,710)	(6,448)	(7,922)	(7,092)	(5,577)	(5,722)	(6,405)
Inventories - as corrected (1)	802,379	908,705	1,001,633	861,847	774,059	821,204	829,331

Other assets - as originally reported (1)	17,870	16,568	16,172	15,394	16,571	16,644	15,546
Other assets - adjustment (1)	1,179	1,179	1,179	1,179	—	—	—
Other assets - as corrected (1)	19,049	17,747	17,351	16,573	16,571	16,644	15,546

Members' deficit - as originally reported (1)	(354,287)	(285,017)	(278,905)	(288,947)	(276,644)	(279,266)	(222,160)
Members' deficit - adjustment (1)	(4,531)	(5,269)	(6,743)	(5,913)	(5,577)	(5,722)	(6,405)
Members' deficit - as corrected (1)	(358,818)	(290,286)	(285,648)	(294,860)	(282,221)	(284,988)	(228,565)

(1)	The Company has adjusted certain prior period amounts for the correction of an immaterial error. See Note 1 — Summary of Significant Accounting Policies — Revisions to Prior Periods.

Schedule I: Condensed Financial Information of Registrant

Camping World Holdings, Inc.

Condensed Balance Sheet

(Parent Company Only)

(In Thousands Except Share Amounts)

December 31,
2016
Assets
Current assets:
Cash and cash equivalents	$2,232
Total current assets	2,232

Deferred tax asset	122,444
Investment in subsidiaries	(30,139)
Total assets	$94,537

Liabilities and stockholders' equity
Current liabilities:
Accrued liabilities	$110
Income tax payable	268
Current portion of liabilities under tax receivable agreement	991
Total current liabilities	1,369

Liabilities under tax receivable agreement, net of current portion	18,190
Total liabilities	19,559

Commitments and contingencies	—

Stockholders' equity:
Preferred stock, par value $0.01 per share – 20,000,000 shares authorized; none issued and outstanding as of December 31, 2016	—
Class A common stock, par value $0.01 per share – 250,000,000 shares authorized; 18,935,916 issued and outstanding as of December 31, 2016	189
Class B common stock, par value $0.0001 per share – 75,000,000 shares authorized; 69,066,445 issued; and 62,002,729 outstanding as of December 31, 2016	6
Class C common stock, par value $0.0001 per share – one share authorized; one issued and outstanding as of December 31, 2016	—
Additional paid-in capital	74,239
Retained earnings	544
Total stockholders' equity	74,978
Total liabilities and stockholders' equity	$94,537

See accompanying Notes to Condensed Financial Statements

Schedule I: Condensed Financial Information of Registrant (continued)

Camping World Holdings, Inc.

Condensed Statement of Income

(Parent Company Only)

(In Thousands)

Year Ended
December 31,
2016
Revenue:
Intercompany revenue	$1,564
Total revenue	1,564

Operating expenses:
Selling, general, and administrative	1,564
Total operating expenses	1,564

Income from operations	—

Equity in net income of subsidiaries	3,350

Income before income taxes	3,350
Income tax expense	(1,291)
Net income	$2,059

See accompanying Notes to Condensed Financial Statements

Schedule I: Condensed Financial Information of Registrant (continued)

Camping World Holdings, Inc.

Condensed Statement of Cash Flows

(Parent Company Only)

(In Thousands)

Year Ended
December 31,
2016
Operating activities
Net income	$2,059

Adjustments to reconcile net income to net cash used in operating activities:
Equity in net income of subsidiaries	(3,350)
Deferred tax expense	965
Change in assets and liabilities, net of acquisitions:
Accrued expenses	(471)
Income taxes payable	684
Net cash used in operating activities	(113)

Investing activities
Purchases of LLC Interest from CWGS, LLC	(243,845)
Distributions received from CWGS, LLC	3,889
Net cash used in investing activities	(239,956)

Financing activities
Proceeds from issuance of Class A common stock sold in an initial public offering net of underwriter discounts and commissions	243,809
Proceeds from issuance of Class B common stock	7
Dividends paid to Class A common stockholders	(1,515)
Net cash provided by financing activities	242,301

Increase in cash	2,232
Cash at beginning of year	—
Cash at end of the year	$2,232

See accompanying Notes to Condensed Financial Statements

Schedule I: Condensed Financial Information of Registrant (continued)

Camping World Holdings, Inc.

Notes to Condensed Financial Statements

(Parent Company Only)

December 31, 2016

1. Organization

Camping World Holdings, Inc. (the “Parent Company”) was formed on March 8, 2016 as a Delaware corporation and is a holding company with no direct operations. The Parent Company's assets consist primarily of cash and cash equivalents, its equity interest in CWGS Enterprises, LLC ("CWGS, LLC”), and certain deferred tax assets

On October 13, 2016, the Parent Company completed an initial public offering ("IPO") of 11,872,200 shares of its Class A common stock at a public offering price of $22.00 per share, which includes 508,564 shares issued pursuant to the underwriters' over-allotment option on November 4, 2016. The Parent Company received $243.8 million in proceeds, net of underwriting discounts and commissions, which it used to purchase newly-issued common units from CWGS, LLC at a price per interest equal to the IPO price of its Class A common stock.

The Parent Company's cash inflows are primarily from cash dividends or distributions and other transfers from CWGS, LLC. The amounts available to the Parent Company to fulfill cash commitments and pay cash dividends on its common stock are subject to certain restrictions in CWGS, LLC’s Senior Secured Credit Facilities. See Note 7 to the consolidated financial statements.

2. Basis of Presentation

These condensed parent company financial statements should be read in conjunction with the consolidated financial statements of Camping World Holdings, Inc. and the accompanying notes thereto, included in this Annual Report on Form 10-K. For purposes of these condensed financial statements, the Parent Company's interest in CWGS, LLC is recorded based upon its proportionate share of CWGS, LLC's net assets (similar to presenting them on the equity method).

The Parent Company is the sole managing member of CWGS, LLC, and pursuant to the Amended and Restated LLC Agreement of CWGS, LLC (the “LLC Agreement”), receives compensation in the form of reimbursements for all costs associated with being a public company. Intercompany revenue consists of these reimbursement payments and is recognized when the corresponding expense to which it relates is recognized.

Certain intercompany balances presented in these condensed Parent Company financial statements are eliminated in the consolidated financial statements. $1.6 million and $3.4 million of intercompany revenue and equity in net income of subsidiaries, respectively, was eliminated in consolidation for the year ended December 31, 2016. Related party amounts that were not eliminated in the consolidated financial statements include the Parent Company's liabilities under the tax receivable agreement, which totaled $19.2 million as of December 31, 2016.

3. Commitments and Contingencies

On October 6, 2016, the Parent Company entered into a tax receivable agreement with certain holders of common units in CWGS, LLC (the "Continuing Equity Owners") that provides for the payment by the Parent Company to the Continuing Equity Owners of 85% of the amount of any tax benefits that the Parent Company actually realizes, or in some cases are deemed to realize, as a result of certain transactions. See Note 10 to the consolidated financial statements for more information regarding the Parent Company's tax receivable agreement. As described in Note 10 to the consolidated financial statements, amounts payable under the tax receivable agreement are contingent upon, among other things, (i) generation of future taxable income of Camping World Holdings, Inc. over the term of the tax receivable agreement and (ii) future changes in tax laws. As of December 31, 2016, liabilities under the tax receivable agreement totaled $19.2 million.

Schedule II: Valuation and Qualifying Accounts

	Balance at	Additions	Charged	Charges	Balance
	Beginning	Charged to	to Other	Utilized	at End
(In Thousands)	of Period	Expense (1)	Accounts (2)	(Write-offs)	of Period
Accounts receivable allowance (3):
Year ended December 31, 2016	$8,370	$1,332	$12,960	$(13,909)	$8,753
Year ended December 31, 2015	$5,748	$2,180	$13,505	$(13,063)	$8,370
Year ended December 31, 2014	$6,290	$1,192	$10,722	$(12,456)	$5,748

(1)	Additions to allowance for doubtful accounts are charged to expense.
(2)	Additions to cancellations/returns allowances are credited against revenue.
(3)	Accounts receivable allowance includes the allowance for doubtful accounts and the allowance for cancellations/returns.

	Balance at	Additions	Charged	Charges	Balance
	Beginning	Charged to	to Other	Utilized	at End
(In Thousands)	of Period	Expense	Accounts (1)	(Write-offs)	of Period
Noncurrent other assets allowance:
Year ended December 31, 2016	$4,554	$—	$3,209	$(2,026)	$5,737
Year ended December 31, 2015	$3,081	$—	$2,826	$(1,353)	$4,554
Year ended December 31, 2014	$—	$—	$3,914	$(833)	$3,081

(1)	Additions to cancellations/returns allowances are credited against revenue.

		Tax Valuation	Tax Valuation
		Allowance	Allowance
	Balance at	Charged to	Credited to	Balance
	Beginning	Income Tax	Income Tax	at End
(In Thousands)	of Period	Provision	Provision	of Period
Valuation allowance for deferred tax assets:
Year ended December 31, 2016	$42,504	$1,049	$—	$43,553
Year ended December 31, 2015	$41,769	$735	$—	$42,504
Year ended December 31, 2014	$42,165	$—	$(396)	$41,769

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

ITEM 9A.  Controls and Procedures

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2016.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control performed during the fiscal quarter ended December 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Exemption from Management’s Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

ITEM 9B.  Other Information

Not applicable

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

We have adopted a written code of business conduct and ethics, which applies to all of our directors, officers and employees, including our principal executive officer and our principal financial and accounting officer. Our Code of Business Conduct and Ethics is available on our website www.campingworld.com “Investor Relations” section under “Governance.” In addition, we intend to post on our website all disclosures that are required by law or New York Stock Exchange listing rules concerning any amendments to, or waivers from, any provision of our Code of Business Conduct and Ethics. The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K.

The information concerning our executive officers and directors in response to this item is contained above in part under the caption “Executive Officers and Directors of the Registrant” at the end of Part I of this Annual Report on Form 10-K. Other Information required by this item will be included under the captions “Proposal 1: Election of Directors”, “Corporate Governance”, “Committees of the Board”, and “Section 16(a)

Beneficial Ownership Reporting Compliance” in our Proxy Statement for our 2017 Annual Meeting of Shareholders and, upon filing, is incorporated herein by reference.

ITEM 11.  Executive Compensation

The information required by this item will be included under the captions “Executive Compensation”, ”Director Compensation”, “Compensation Committee Report”, and “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement for our 2017 Annual Meeting of Shareholders and, upon filing, is incorporated herein by reference.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information about our compensation plans under which our Class A common stock is authorized for issuance, as of December 31, 2016:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuances under equity compensation plans
Equity compensation plans approved by security holders (1)	1,261,059	$ 21.86	13,432,459
Equity compensation plans not approved by security holders	—	—	—
Total	1,261,059	$ 21.86	13,432,459

(1)	Includes awards granted and available to be granted under our 2016 Incentive Award Plan.

Other information required by this item with respect to security ownership of certain beneficial owners and management will be included under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our Proxy Statement for our 2017 Annual Meeting of Shareholders and, upon filing, is incorporated herein by reference.

ITEM 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included under the captions “Certain Relationships and Related Party Transactions” and “Corporate Governance—Director Independence” in our Proxy Statement for our 2017 Annual Meeting of Shareholders and, upon filing, is incorporated herein by reference.

ITEM 14.  Principal Accounting Fees and Services

The information required by this item will be included under the caption “Independent Registered Public Accounting Firm Fees and Other Matters” in our Proxy Statement for our 2017 Annual Meeting of Shareholders and, upon filing, is incorporated herein by reference.

PART IV

ITEM 15.  Exhibits, Financial Statements and Schedules

(a)(1) Financial Statements.

See the table of contents under “Item 8. Financial Statements and Supplementary Data” in Part II of this Annual Report on Form 10-K above for the list of financial statements filed as part of this report.

(a)(2) Financial Statement Schedules.

Schedule I: Condensed Financial Information of Registrant	148
Schedule II: Valuation and Qualifying Accounts	152

All other schedules have been omitted because they are not required or because the required information is given in the Consolidated Financial Statements or Notes thereto set forth above under “Item 8. Financial Statements and Supplementary Data” in Part II of this Form 10-K, beginning on page 105.

(a)(3) Exhibits.

See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K. The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

ITEM 16.  Form 10-K Summary

None

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Camping World Holdings, Inc.

Date: March 13, 2017	By:	/s/ MARCUS A. LEMONIS
Marcus A. Lemonis Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities set forth opposite to their names and on the dates indicated.

Signature		Title	Date

/s/ MARCUS A. LEMONIS		Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2017
Marcus A. Lemonis

/s/ THOMAS F. WOLFE		Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 13, 2017
Thomas F. Wolfe

*		Director
Stephen Adams

*		Director
Andris A. Baltins

*		Director
Brian P. Cassidy

*		Director
Mary J. George

*		Director
Daniel G. Kilpatrick

*		Director
Jeffrey A. Marcus

*		Director
K. Dillon Schickli

*By:	/s/ MARCUS A. LEMONIS		March 13, 2017
Marcus A. Lemonis Attorney‑in‑fact

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Camping World Holdings, Inc.	10-Q	001-37908	3.1	11/10/16
3.2	Amended and Restated Bylaws of Camping World Holdings, Inc.	10-Q	001-37908	3.2	11/10/16
4.1	Specimen Stock Certificate evidencing the shares of Class A common stock	S-1/A	333-211977	10.10	8/29/16
10.1	Tax Receivable Agreement, dated October 6, 2016					*
10.2	Voting Agreement, dated October 6, 2016					*
10.3	Amended and Restated LLC Agreement of CWGS Enterprises, LLC, dated October 6, 2016					*
10.4	Registration Rights Agreement, dated October 6, 2016					*
10.5	Sixth Amended and Restated Credit Agreement, dated August 12, 2015, by and among FreedomRoads, LLC, as the borrower, certain of FreedomRoads, LLC’s subsidiaries from time to time, the lenders party thereto and Bank of America, N.A., as administrative agent and letter of credit issuer	S-1/A	333-211977	10.9
10.6	Amendment No. 1 to Sixth Amended and Restated Credit Agreement, dated July 1, 2016, by and among FreedomRoads, LLC, as the borrower, certain of FreedomRoads, LLC’s subsidiaries from time to time, the lenders party thereto and Bank of America, N.A., as administrative agent and letter of credit issuer	S-1/A	333-211977	10.10
#10.7	Amended and Restated Employment Agreement, dated November 2011, by and between CWGS Enterprises, LLC, FreedomRoads, LLC and Marcus Lemonis	S-1/A	333-211977	10.11	9/20/16
#10.8	Employment Agreement, dated June 10, 2016, by and between CWGS Enterprises, LLC, Camping World Holdings, Inc. and Marcus A. Lemonis	S-1/A	333-211977	10.12	9/20/16
#10.9	Employment Agreement, dated January 1, 2013, by and between Good Sam Enterprises, LLC and Thomas F. Wolfe	S-1/A	333-211977	10.13	9/20/16
#10.10	First Amendment to Employment Agreement, dated February 16, 2015, by and between Good Sam Enterprises, LLC and Thomas F. Wolfe	S-1/A	333-211977	10.14	9/20/16
#10.11	Employment Agreement, dated June 10, 2016, by and between CWGS Enterprises, LLC, Camping World Holdings, Inc. and Thomas F. Wolfe	S-1/A	333-211977	10.15	9/20/16

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
#10.12	Employment Agreement, dated December 1, 2012, by and between FreedomRoads, LLC and Roger Nuttall	S-1/A	333-211977	10.16	9/20/16
#10.13	Employment Agreement, dated June 10, 2016, by and between CWGS Enterprises, LLC, Camping World Holdings, Inc. and Roger Nuttall	S-1/A	333-211977	10.17	9/20/16
#10.14	Employment Agreement, dated January 1, 2010, by and between FreedomRoads, LLC, CWI, Inc. and Brent Moody	S-1/A	333-211977	10.18	9/20/16
#10.15	First Amendment to Employment Agreement, dated January 1, 2011, by and between FreedomRoads, LLC, CWI, Inc. and Brent Moody	S-1/A	333-211977	10.19	9/20/16
#10.16	Employment Agreement, dated June 10, 2016, by and between CWGS Enterprises, LLC, Camping World Holdings, Inc. and Brent Moody	S-1/A	333-211977	10.20	9/20/16
#10.17	Employment Agreement, dated December 1, 2012, by and between Good Sam Enterprises, LLC and Mark Boggess	S-1/A	333-211977	10.21	9/20/16
#10.18	Camping World Holdings, Inc. 2016 Incentive Award Plan	S-8	333-214040	4.4	10/11/16
#10.19	Camping World Holdings, Inc. 2016 Senior Executive Bonus Plan					*
#10.20	Camping World Holdings, Inc. Non Employee Director Compensation Policy	S-1/A	333-211977	10.25	9/20/16
#10.21	Camping World Holdings, Inc. Director Stock Ownership Guidelines					*
#10.22	Camping World Holdings, Inc. Executive Stock Ownership Guidelines					*
#10.23	Form of Employee Stock Option Agreement	S-1/A	333-211977	10.28	9/20/16
#10.24	Form of Employee Restricted Stock Unit Agreement	S-1/A	333-211977	10.29	9/20/16
#10.25	Form of Director Restricted Stock Unit Agreement	S-1/A	333-211977	10.30	9/20/16
#10.26	Form of Indemnification Agreement	S-1/A	333-211977	10.31	9/26/16
10.27	Fourth Amendment to Credit Agreement, dated September 21, 2016, by and among CWGS Enterprises, LLC, as holdings, CWGS Group, LLC, as borrower, certain of CWGS Enterprises, LLC’s existing and future domestic subsidiaries as subsidiary guarantors, the lenders party thereto and Goldman Sachs Bank USA, as administrative agent	S-1/A	333-211977	10.32	9/26/16

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.28	Credit Agreement, dated November 8, 2016, by and among CWGS Enterprises, LLC, as holdings, CWGS Group, LLC, as borrower, certain of CWGS Enterprises, LLC's existing and future domestic subsidiaries as subsidiary guarantors, the lenders party thereto and Goldman Sachs Bank USA, as administrative agent	10-Q	001-37908	10.3	11/10/16
21.1	List of Subsidiaries of Camping World Holdings, Inc.					*
23.1	Consent of Independent Registered Public Accounting Firm					*
24.1	Power of Attorney					*
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer					*
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer					*
32.1	Section 1350 Certification of Chief Executive Officer					**
32.2	Section 1350 Certification of Chief Financial Officer					**
101.INS	XBRL Instance Document					***
101.SCH	XBRL Taxonomy Extension Schema Document					***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					***
101.DEF	XBRL Extension Definition Linkbase Document					***
101.LAB	XBRL Taxonomy Label Linkbase Document					***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					***

*Filed herewith

**Furnished herewith

***Submitted electronically herewith

#Indicates management contract or compensatory plan