Form 10-Q
period 2017-03-31
Camping World Holdings, Inc.
filed 2017-05-04
CIK 1669779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington,  D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Telephone: (847) 808-3000

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐  No  ☒

As of May 2, 2017, the registrant had 19,302,399 shares of Class A common stock, 62,002,729 shares of Class B common stock and one share of Class C common stock outstanding.

Camping World Holdings, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended March 31, 2017

BASIS OF PRESENTATION

As used in this Quarterly Report on Form 10-Q (this “Form 10-Q”), unless the context otherwise requires, references to:

•

“we,” “us,” “our,” the “Company,” “Camping World” and similar references refer to Camping World Holdings, Inc., and, unless otherwise stated, all of its subsidiaries, including CWGS Enterprises, LLC, which we refer to as “CWGS, LLC” and, unless otherwise stated, all of its subsidiaries.

•	“Annual Report” refers to our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission (“SEC”) on March 13, 2017.
•

“Continuing Equity Owners” refers collectively to ML Acquisition, funds controlled by Crestview Partners II GP, L.P. and the Former Profit Unit Holders and each of their permitted transferees that continue to own common units in CWGS, LLC after the IPO and the Reorganization Transactions (each as defined in Note 1 – Summary of Significant Accounting Policies to our consolidated financial statements included in Part I, Item 1 of this Form 10-Q) and who may redeem at each of their options their common units for, at our election (determined solely by our independent directors within the meaning of the rules of the New York Stock Exchange who are disinterested), cash or newly issued shares of our Class A common stock.

•	“Crestview” refers to Crestview Advisors, L.L.C., a registered investment adviser to private equity funds, including funds affiliated with Crestview Partners II GP, L.P.
•	“CWGS LLC Agreement” refers to CWGS, LLC’s amended and restated limited liability company agreement, as amended to date.
•

“Former Equity Owners” refers to those Original Equity Owners controlled by Crestview Partners II GP, L.P. that have exchanged their direct or indirect ownership interests in CWGS, LLC for shares of our Class A common stock in connection with the consummation of our IPO.

•

“Former Profit Unit Holders” refers collectively to our named executive officers (excluding Marcus Lemonis), Andris A. Baltins and K. Dillon Schickli, who are members of our board of directors, and certain other current and former non-executive employees and former directors, in each case, who held existing common units in CWGS, LLC pursuant to CWGS, LLC’s equity incentive plan that was in existence prior to our IPO and who received common units of CWGS, LLC in exchange for their profit units in connection with our IPO.

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
•

“Original Equity Owners” refers to the direct and certain indirect owners of interests in CWGS, LLC, collectively, prior to the Reorganization Transactions and Recapitalization (as defined in Note 1 – Summary of Significant Accounting Policies and Note 13 – Stockholders’ Equity to our consolidated financial statements included in Part I, Item 1 of this Form 10-Q, respectively) which includes ML Acquisition, funds controlled by Crestview Partners II GP, L.P. and the Former Profit Unit Holders.

•

“Tax Receivable Agreement” refers to the tax receivable agreement that the Company entered into with CWGS, LLC, each of the Continuing Equity Owners and Crestview Partners II GP, L.P. in connection with the Company’s IPO.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts contained in this Form 10-Q may be forward-looking statements. Statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, including, among others, statements regarding expected new retail location openings, including greenfield locations and acquired locations; profitability of new retail locations; future capital expenditures and debt service obligations; refinancing, retirement or exchange of outstanding debt; expectations regarding consumer behavior and growth; our comparative advantages and our plans and ability to expand our consumer base; our ability to respond to changing business and economic conditions; volatility in sales; our ability to drive growth; expectations related to the bankruptcy auction for certain assets of Gander Mountain and its Overton’s boating business and related transactions; and expectations regarding increase of certain expenses are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘expects,’’ ‘‘plans,’’ ‘‘anticipates,’’ ‘‘could,’’ ‘‘intends,’’ ‘‘targets,’’ ‘‘projects,’’ ‘‘contemplates,’’ ‘‘believes,’’ ‘‘estimates,’’ ‘‘predicts,’’ ‘‘potential’’ or ‘‘continue’’ or the negative of these terms or other similar expressions.

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

•	whether we are able to realize any tax benefits that may arise from our organizational structure and any redemptions or exchanges of CWGS Enterprises, LLC common units for cash or stock; and
•	the other factors set forth under ‘‘Risk Factors’’ in Item 1A of Part I of our Annual Report.

We qualify all of our forward-looking statements by these cautionary statements. The forward-looking statements in this Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise. For a further discussion of the risks relating to our business, see “Item 1A—Risk Factors” in Part I of our Annual Report.

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(In Thousands Except Per Share Amounts)

	March 31,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$174,734	$114,196
Contracts in transit	69,009	29,012
Accounts receivable, net	62,774	58,488
Inventories, net	998,595	909,254
Prepaid expenses and other assets	19,640	21,755
Total current assets	1,324,752	1,132,705
Property and equipment, net	141,936	130,760
Deferred tax assets, net	124,902	125,878
Intangibles assets, net	3,043	3,386
Goodwill	198,937	153,105
Other assets	18,349	17,931
Total assets	$1,811,919	$1,563,765
Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$108,700	$68,655
Accrued liabilities	94,055	78,044
Deferred revenues and gains	64,902	68,643
Current portion of capital lease obligations	1,117	1,224
Current portion of tax receivable agreement liability	208	991
Current portion of long-term debt	7,400	6,450
Notes payable – floor plan, net	695,533	625,185
Other current liabilities	20,669	16,745
Total current liabilities	992,584	865,937
Capital lease obligations, net of current portion	591	841
Right to use liability	10,307	10,343
Tax receivable agreement liability, net of current portion	19,125	18,190
Long-term debt, net of current portion	711,797	620,303
Deferred revenues and gains	53,150	52,210
Other long-term liabilities	27,272	24,156
Total liabilities	1,814,826	1,591,980
Commitments and contingencies
Stockholders' equity (deficit):
Preferred stock, par value $0.01 per share – 20,000,000 shares authorized; none issued and outstanding as of March 31, 2017 and December 31, 2016	—	—
Class A common stock, par value $0.01 per share – 250,000,000 shares authorized; 18,946,040 issued and 18,946,000 outstanding as of March 31, 2017 and 18,935,916 issued and outstanding as of December 31, 2016	189	189
Class B common stock, par value $0.0001 per share – 75,000,000 shares authorized; 69,066,445 issued and 62,002,729 outstanding as of March 31, 2017 and December 31, 2016	6	6
Class C common stock, par value $0.0001 per share – one share authorized, issued and outstanding as of March 31, 2017 and December 31, 2016	—	—
Additional paid-in capital	74,362	74,239
Retained earnings	5,094	544
Total stockholders' equity attributable to Camping World Holdings, Inc.	79,651	74,978
Non-controlling interests	(82,558)	(103,193)
Total stockholders' equity (deficit)	(2,907)	(28,215)
Total liabilities and stockholders' equity (deficit)	$1,811,919	$1,563,765

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(In Thousands Except Per Share Amounts)

	Three Months Ended
	March 31,
	2017	2016
Revenue:
Consumer services and plans	$50,246	$44,998
Retail
New vehicles	504,586	409,476
Used vehicles	146,471	178,763
Parts, services and other	116,223	113,484
Finance and insurance, net	66,289	51,027
Subtotal	833,569	752,750
Total revenue	883,815	797,748
Costs applicable to revenue (exclusive of depreciation and amortization shown separately below):
Consumer services and plans	21,147	19,881
Retail
New vehicles	438,148	350,848
Used vehicles	111,143	145,088
Parts, services and other	61,595	59,635
Subtotal	610,886	555,571
Total costs applicable to revenue	632,033	575,452
Operating expenses:
Selling, general, and administrative	175,490	160,388
Depreciation and amortization	6,853	5,891
Gain on sale of assets	(318)	(24)
Total operating expenses	182,025	166,255
Income from operations	69,757	56,041
Other income (expense):
Floor plan interest expense	(5,302)	(5,142)
Other interest expense, net	(9,404)	(12,748)
Other income	17	—
	(14,689)	(17,890)
Income before income taxes	55,068	38,151
Income tax expense	(5,627)	(371)
Net income	$49,441	37,780
Less: net income attributable to non-controlling interests	(41,988)	—
Net income attributable to Camping World Holdings, Inc.	$7,453	$37,780

Earnings per share of Class A common stock (1):
Basic	$0.39
Diluted	$0.37
Weighted average shares of Class A common stock outstanding (1):
Basic	18,946
Diluted	83,772

Dividends declared per share	$0.15

(1)	Basic and diluted earnings per Class A common stock is applicable only for periods after the Company’s IPO. See Note 16 — Earnings Per Share.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statement of Stockholders' Deficit

(In Thousands)

							Additional		Non-
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Paid-In	Retained	Controlling
	Shares	Amounts	Shares	Amounts	Shares	Amounts	Capital	Earnings	Interest	Total
Balance at January 1, 2017	18,936	189	62,003	6	—	—	74,239	544	(103,193)	(28,215)
Equity-based compensation	—	—	—	—	—	—	719	—	—	719
Vesting of restricted stock units	—	—	—	—	—	—	—	—	—	—
Repurchases of Class A common stock	—	—	—	—	—	—	—	—	—	—
Redemption of LLC common units for Class A common stock	10	—	—	—	—	—	115	—	16	131
Distributions to holders of LLC common units	—	—	—	—	—	—	—	—	(21,907)	(21,907)
Dividends	—	—	—	—	—	—	—	(2,903)	—	(2,903)
Deferred tax adjustments related to tax receivable agreement	—	—	—	—	—	—	(104)	—	—	(104)
Non-controlling interest adjustment	—	—	—	—	—	—	(607)	—	538	(69)
Net income	—	—	—	—	—	—	—	7,453	41,988	49,441
Balance at March 31, 2017	18,946	$189	62,003	$6	—	$—	$74,362	$5,094	$(82,558)	$(2,907)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(In Thousands)

	Three Months Ended March 31,
	2017	2016
Operating activities
Net income	$49,441	$37,780

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	6,853	5,891
Equity-based compensation	719	—
Gain on sale of assets	(318)	(24)
Provision for losses on accounts receivable	(20)	269
Accretion of original issue discount	257	302
Non-cash interest	1,169	1,249
Deferred income taxes	1,103	121
Gain on remeasurement of tax receivable agreement	(17)	—
Change in assets and liabilities, net of acquisitions:
Receivables and contracts in transit	(44,263)	(41,435)
Inventories	(60,943)	(114,230)
Prepaid expenses and other assets	1,350	(4,291)
Checks in excess of bank balance	—	4,464
Accounts payable and other accrued expenses	59,501	49,472
Accrued rent for cease-use locations	121	(73)
Deferred revenue and gains	(2,801)	(2,557)
Other, net	2,622	(1,039)
Net cash provided by (used in) operating activities	14,774	(64,101)

Investing activities
Purchases of property and equipment	(10,029)	(7,023)
Purchase of real property	(6,024)	(9,482)
Proceeds from the sale of real property	—	1,244
Purchases of businesses, net of cash acquired	(75,448)	(60,251)
Proceeds from sale of property and equipment	379	2,708
Net cash used in investing activities	$(91,122)	$(72,804)

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(In Thousands)

	Three Months Ended March 31,
	2017	2016

Financing activities
Proceeds from long-term debt	$94,762	$—
Payments on long-term debt	(1,850)	(10,020)
Net borrowings on notes payable – floor plan, net	70,348	103,896
Payments of principal on capital lease obligations	(357)	(416)
Payments of principal on right to use liability	(36)	(56)
Payment of debt issuance costs	(1,171)	—
Dividends on Class A common stock	(2,903)	—
Members' distributions	(21,907)	(28,568)
Net cash provided by financing activities	136,886	64,836

Increase (decrease) in cash	60,538	(72,069)
Cash at beginning of the period	114,196	92,025
Cash at end of the period	$174,734	$19,956

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2017

1. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Camping World Holdings, Inc. (“CWH”) and its subsidiaries (collectively, the “Company”), and are presented in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, these interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for fair presentation of the results of operations, financial position and cash flows for the periods presented have been reflected. All significant intercompany accounts and transactions of the Company and its subsidiaries have been eliminated in consolidation.

The condensed consolidated financial statements as of and for the three months ended March 31, 2017 are unaudited. The condensed consolidated balance sheet as of December 31, 2016 has been derived from the audited financial statements at that date but does not include all of the disclosures required by GAAP. These interim condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (the “Annual Report”) filed with the SEC on March 13, 2017. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.

CWH was formed on March 8, 2016 as a Delaware corporation for the purpose of facilitating an initial public offering (the “IPO”) and other related transactions in order to carry on the business of CWGS Enterprises, LLC (“CWGS, LLC”). CWGS, LLC was formed in March 2011 when it received, through contribution from its then parent company, all of the membership interests of Affinity Group Holding, LLC and FreedomRoads Holding Company, LLC (“FreedomRoads”). The IPO and related reorganization transactions (the “Reorganization Transactions”) that occurred on October 6, 2016 resulted in CWH as the sole managing member of CWGS, LLC, with CWH having sole voting power in and control of the management of CWGS, LLC. Despite its position as sole managing member of CWGS, LLC, CWH has a minority economic interest in CWGS, LLC. As of March 31, 2017, CWH owned 22.6% of CWGS, LLC. Accordingly, the Company consolidates the financial results of CWGS, LLC and reports a non-controlling interest in its consolidated financial statements. As the Reorganization Transactions are considered transactions between entities under common control, the financial statements for the periods prior to the IPO and related Reorganization Transactions have been adjusted to combine the previously separate entities for presentation purposes.

The Company does not have any components of other comprehensive income recorded within its consolidated financial statements, and, therefore, does not separately present a statement of comprehensive income in its consolidated financial statements.

Description of the Business

CWGS, LLC is a holding company and operates through its subsidiaries. The operations of the Company consist of two primary businesses: (i) Consumer Services and Plans, and (ii) Retail. The Company provides consumer services and plans offerings through its Good Sam brand and the Company provides its retail offerings through its Camping World brand. Within the Consumer Services and Plans segment, the Company primarily derives revenue from the sale of the following offerings: emergency roadside assistance; property and casualty insurance programs; travel assist programs; extended vehicle service contracts; co-branded credit cards; vehicle financing and refinancing; club memberships; and publications and directories. Within the Retail segment, the Company primarily derives revenues from the sale of the following products: new vehicles; used vehicles; parts and service, including recreational vehicle (“RV”) accessories and supplies; and finance and insurance. The Company primarily operates in various regions throughout the

United States and markets its products and services to RV owners and camping enthusiasts. At March 31, 2017, the Company operated 126 Camping World retail locations, of which 109 locations sell new and used RVs, and offer financing, and other ancillary services, protection plans, and products for the RV purchaser.

Use of Estimates

The preparation of these unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. The Company bases its estimates and judgments on historical experience and other assumptions that management believes are reasonable. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ materially from these estimates. The Company periodically evaluates estimates and assumptions used in the preparation of the financial statements and makes changes on a prospective basis when adjustments are necessary. Significant estimates made in the accompanying unaudited condensed consolidated financial statements include certain assumptions related to accounts receivable, inventory, goodwill, intangible assets, long lived assets, assets held for sale, program cancellation reserves, and accruals related to self-insurance programs, estimated tax liabilities and other liabilities.

Recently Adopted Accounting Pronouncements

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”). The amendments in the accounting standard replace the lower of cost or market test with a lower of cost and net realizable value test. The amendments in this ASU should be applied prospectively and are effective for interim and annual periods beginning after December 15, 2016. The Company adopted the amendments of this ASU as of January 1, 2017 and the adoption did not materially impact its consolidated financial statements or results of operations.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). This ASU amends guidance on the classification and measurement of financial instruments. Although ASU 2016-01 retains many current requirements, it significantly revises an entity’s accounting related to investments in equity securities, excluding those accounted for under the equity method of accounting or those that result in the consolidation of the investee. The guidance also amends certain disclosure requirements associated with the fair value of financial instruments. One of the amendments eliminates the requirement to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. The standard will be effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company early adopted the amendments of this ASU as of January 1, 2017, which eliminated the disclosure requirements discussed above, and the adoption did not materially impact its consolidated financial statements or results of operations.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, a consensus of the FASB Emerging Issues Task Force (“ASU 2016-18”). The amendments require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this ASU do not provide a definition of restricted cash or restricted cash equivalents. The standard will be effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company early adopted the amendments of this ASU as of January 1, 2017 and the adoption did not materially impact its consolidated financial statements or results of operations.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”). This ASU clarifies the definition of a business to exclude gross assets acquired (or disposed of) that have substantially all of their fair value concentrated in a single identifiable asset or group of similar identifiable assets. The ASU also updates the definition of the term “output” to be consistent with Accounting Standards Codification (“ASC”) Topic No. 606. The ASU is effective for annual reporting periods beginning after December 15, 2017 and interim periods within those annual periods. The Company early adopted the amendments of this ASU as of January 1, 2017 and the adoption did not materially impact its consolidated financial statements or results of operations.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). This ASU eliminates Step 2 of the goodwill impairment test and requires a goodwill impairment to be measured as the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of its goodwill. The ASU is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019 and must be applied prospectively. The Company early adopted the amendments of this ASU as of January 1, 2017 and the adoption did not materially impact its consolidated financial statements or results of operations.

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

2. Inventories, Net and Floor Plan Payable

Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2017	2016
New RV vehicles	$812,432	$727,634
Used RV vehicles	71,965	78,787
Parts, accessories and miscellaneous	114,198	102,833
	$998,595	$909,254

New and used vehicles included in retail inventories are primarily financed by floor plan arrangements through a syndication of banks. The floor plan notes are collateralized by substantially all of the assets of FreedomRoads, LLC (“FR”), a wholly owned subsidiary of FreedomRoads, which operates the Camping World dealerships, and bear interest at one month London Interbank Offered Rate (“LIBOR”) plus 2.15% as of March 31, 2017 and 2.05% as of December 31, 2016. LIBOR, as defined, was 0.78% at March 31, 2017 and 0.62% as of December 31, 2016. Principal is due upon the sale of the related vehicle.

In August 2015, FR entered into a Sixth Amended and Restated Credit Agreement for floor plan financing (“Floor Plan Facility”) to extend the maturity date to August 2018. On July 1, 2016, FR entered into Amendment No. 1 to the Sixth Amended and Restated Credit Agreement for the Floor Plan Facility to, among other things, increase the available amount under the Floor Plan Facility from $880.0 million to $1.18 billion, amend the applicable borrowing rate margin on LIBOR and base rate loans ranging from 2.05% to 2.50% and 0.55% and 1.00%, respectively, based on the consolidated current ratio at FR, and extend the maturity date to June 30, 2019. The letter of credit commitment within the Floor Plan Facility remained at $15.0 million. The Floor Plan Facility includes an offset account that allows the Company to transfer cash as an offset to the payable under the Floor Plan Facility. These transfers reduce the amount of liability outstanding under the floor plan notes payable that would otherwise accrue interest, while retaining the ability to transfer amounts from the offset account into the Company’s operating cash accounts. When the Company uses the floor plan offset account, the Company experiences a reduction in floor plan interest expense in its consolidated statements of income. The credit agreement governing the Floor Plan Facility contains certain financial covenants. FR was in compliance with all debt covenants at March 31, 2017 and December 31, 2016.

At March 31, 2017 and December 31, 2016, the principal amount outstanding under the Floor Plan Facility was $695.5 million and $625.2 million, respectively, which was net of the floor plan offset account of $81.5 million and $68.5 million, respectively.

3. Goodwill and Intangible Assets

Goodwill

The following is a summary of changes in the Company’s goodwill by reportable segments for the three months ended March 31, 2017 (in thousands):

	Consumer
	Services and
	Plans	Retail	Consolidated
Balance as of December 31, 2016	$49,944	$103,161	$153,105
Acquisitions	—	45,832	45,832
Balance as of March 31, 2017	$49,944	$148,993	$198,937

The Company evaluates goodwill for impairment on an annual basis during the fourth quarter, or more frequently if events or changes in circumstances indicate that the Company’s goodwill or indefinite-lived intangible assets might be impaired. The Company assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then it is required to perform the quantitative impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the Company records an impairment of goodwill equal to the amount that the carrying amount of a reporting unit exceeds its fair value.

Intangible Assets

Finite-lived intangible assets and related accumulated amortization consisted of the following at March 31, 2017 and December 31, 2016 (in thousands):

	March 31,	December 31,
	2017	2016
Gross membership and customer lists	$9,485	$9,485
Less: accumulated amortization	(6,442)	(6,099)
Intangible assets, net	$3,043	$3,386

Our principal identifiable finite-lived intangible assets are membership and customer lists with weighted-average useful lives of approximately five years each.

4. Long-Term Debt

Long-term debt consists of the following (in thousands):

	March 31,	December 31,
	2017	2016
Term Loan Facility (1)	$719,197	$626,753
Less: current portion	(7,400)	(6,450)
	$711,797	$620,303

(1)

Net of $6.3 million and $6.3 million of original issue discount at March 31, 2017 and December 31, 2016, respectively, and $12.6 million and $11.9 million of finance costs at March 31, 2017 and December 31, 2016, respectively.

Existing Senior Secured Credit Facilities

On November 8, 2016, CWGS Group, LLC, a wholly owned subsidiary of CWGS, LLC, entered into a new $680.0 million senior secured credit facility (“Existing Senior Secured Credit Facilities”) and used the proceeds to repay its previous senior secured credit facilities (“Previous Senior Secured Credit Facilities”).

The Existing Senior Secured Credit Facilities consists of a seven-year $645.0 million Term Loan Facility (“Existing Term Loan Facility”) and a five-year $35.0 million revolving credit facility (“Existing Revolving Credit Facility”). On March 17, 2017, CWGS Group, LLC entered into an amendment to the Existing Senior Secured Credit Facilities to increase the Existing Term Loan Facility by $95.0 million to $740.0 million. The net proceeds from the additional borrowings are intended to be used by FreedomRoads to purchase dealerships. No other terms of the credit agreement governing our Existing Senior Secured Credit Facilities were amended in connection with the amendment. The Existing Term Loan Facility includes mandatory amortization at 1% per annum in equal quarterly installments.

Interest on the Existing Term Loan Facility floats at the Company’s option at a) LIBOR multiplied by the statutory reserve rate (such product, the “Adjusted LIBOR Rate”), subject to a 0.75% floor, plus an applicable margin of 3.75%, or b) an Alternate Base Rate (“ABR”) equal to 2.75% per annum plus the greater of: (i) the prime rate published by The Wall Street Journal (the “WSJ Prime Rate”), (ii) federal funds effective rate plus 0.50%, or (iii) on-month Adjusted LIBOR Rate plus 1.00%, subject to a 1.75% floor. Interest on borrowings under the Existing Revolving Credit Facility is at the Company’s option of a) 3.25% to 3.50% per annum subject to a 0.75% floor in the case of a Eurocurrency loan, or b) 2.25% to 2.50% per annum plus the greater of the WSJ Prime Rate, federal funds effective rate plus 0.50%, or one-month Adjusted LIBOR Rate plus 1.00% in the case of an ABR loan, based on the Company’s total leverage ratio as defined in the Existing Senior Secured Credit Facilities. The Company also pays a commitment fee of 0.5% per annum on the unused amount of the Existing Senior Secured Credit Facility. Reborrowings under the Existing Term Loan Facility are not permitted.

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

The Existing Revolving Credit Facility matures on November 8, 2021, and the Existing Term Loan Facility matures on November 8, 2023. The funds available under the Existing Revolving Credit Facility may be utilized for borrowings or letters of credit; however, a maximum of $15.0 million may be allocated to such letters of credit. As of March 31, 2017, the interest rate on the term debt was 4.60%. As of March 31, 2017 and December 31, 2016, the Company had available borrowings of $31.8 million and $31.8 million, respectively and letters of credit in the aggregate amount of $3.2 million and $3.2 million outstanding, respectively, under the Existing Revolving Credit Facility. As of March 31, 2017 and December 31, 2016, the principal balance of $738.2 million and $645.0 million was outstanding under the Existing Term Loan Facility and no amounts were outstanding on the Existing Revolving Credit Facility.

CWGS, LLC and CWGS Group, LLC have no revenue-generating operations of their own. Their ability to meet the financial obligations associated with the Existing Senior Secured Credit Facilities is dependent on the earnings and cash flows of its operating subsidiaries, primarily Good Sam Enterprises, LLC and FR, and their ability to upstream dividends. The Existing Senior Secured Credit Facilities are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by each of the Company’s existing and future domestic restricted subsidiaries with the exception of FR and its subsidiaries. The Existing Senior Secured Credit Facilities contain certain restrictive covenants including, but not limited to, mergers, changes in the nature of the business, acquisitions, additional indebtedness, sales of assets, investments, and the prepayment of dividends subject to certain limitations and minimum operating covenants. The Company was in compliance with all debt covenants at March 31, 2017 and December 31, 2016.

5. Right to Use Liabilities

The Company leases operating facilities throughout the United States. The Company analyzes all leases in accordance with Accounting Standards Codification (“ASC”) 840 — Leases. The Company has included the right to use assets in property and equipment, net, as follows (in thousands):

	March 31,	December 31,
	2017	2016
Right to use assets	$10,673	$10,673
Accumulated depreciation	(732)	(667)
	$9,941	$10,006

The following is a schedule by year of the future changes in the right to use liabilities as of March 31, 2017 (in thousands):

2017	$654
2018	583
2019	486
2020	486
2021	487
Thereafter (1)	13,812
Total minimum lease payments	16,508
Amounts representing interest	(6,201)
Present value of net minimum right to use liability payments	$10,307

(1)	Includes $5.0 million of scheduled derecognition of right to use liabilities upon the reduction in lease deposits to less than two months’ rent.

6. Fair Value Measurements

Accounting guidance for fair value measurements establishes a three tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

For cash and cash equivalents; accounts receivable; other current assets; accounts payable; notes payable — floor plan, net; and other current liabilities the amounts reported in the accompanying Unaudited Condensed Consolidated Balance Sheets approximate fair value due to their short-term nature or the existence of variable interest rates that approximate prevailing market rates.

There have been no transfers of assets or liabilities between the fair value measurement levels and there were no material re-measurements to fair value during 2017 and 2016 of assets and liabilities that are not measured at fair value on a recurring basis.

The following table presents the reported carrying value and fair value information for the Company’s debt instruments. The fair values shown below for the Existing Term Loan Facility and Previous Term Loan Facility, as applicable, are based on quoted prices in the inactive market for identical assets (Level 2).

	Fair Value	3/31/2017		12/31/2016
($ in thousands)	Measurement	Carrying Value	Fair Value	Carrying Value	Fair Value
Term Loan Facility	Level 2	$719,197	$740,918	$626,753	$649,838

7. Commitments and Contingencies

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

8. Statement of Cash Flows

Supplemental disclosures of cash flow information for the following periods (in thousands):

	Three Months Ended
	March 31,	March 31,
	2017	2016
Cash paid (received) during the period for:
Interest	$15,810	$15,728
Income taxes	38	(32)
Non-cash investing activities:
Derecognized property and equipment for leases that qualified as operating leases after completion of construction	—	(15,390)
Property and equipment acquired through third-party capital lease arrangements		2,007
Non-cash financing activities:
Derecognized right to use liabilities for leases that qualified as operating leases after completion of construction	—	(15,393)
Third-party capital lease arrangements to acquire property and equipment		2,007
Class A common stock issued in exchange for common units in CWGS, LLC	—	—
Class A common stock issued for vested restricted stock units	—	—

9. Acquisitions

During the three months ended March 31, 2017 and 2016, a subsidiary of the Company acquired the assets of multiple dealership locations. The Company used its working capital, a combination of cash and floor plan financing and member’s capital contributions to complete the acquisitions. The acquired businesses were recorded at their estimated fair values under the acquisition method of accounting. The balance of the purchase prices in excess of the fair values of net assets acquired were recorded as goodwill.

For the three months ended March 31, 2017, concurrent with the acquisition of dealership businesses, the Company purchased real properties for $6.0 million from related parties of the sellers. For the three months ended March 31, 2016, concurrent with the acquisition of dealership businesses, the Company purchased real properties for $9.5 million from related parties of the sellers. For the three months ended March 31, 2016, the Company sold other real properties to a third party in sale-leaseback transactions for $1.2 million.

A summary of the purchase price allocations for the acquisitions consists of the following:

	Three Months Ended March 31,
($ in thousands)	2017	2016
Assets (liabilities) acquired (assumed) at fair value:
Accounts receivable	$—	$944
Inventory	29,625	25,989
Property and equipment	467	—
Intangibles	—	635
Goodwill	45,832	33,469
Security deposits	—	1,349
Other assets	3	142
Accrued expenses	(479)	(2,277)
Purchase price	75,448	60,251
Inventory purchases financed via floor plan	(16,805)	(22,265)
Cash payment net of floor plan financing	$58,643	$37,986

The fair values above are preliminary as they are subject to measurement period adjustments for up to one year from the date of acquisition as new information is obtained about facts and circumstances that existed as of the acquisition date. The amount of acquired goodwill that was deductible for tax purposes for the three months ended March 31, 2017 and 2016 was $45.8 million and $33.5 million, respectively. Included in the three months ended March 31, 2017 and 2016 consolidated financial results were $11.5 million and $12.2 million of revenue, respectively, and $0.5 million and $0.2 million of pre-tax income, respectively, of the acquired dealerships from the applicable acquisition dates.

10. Exit Activities

The Company closed certain retail locations in previous periods. The Company remains obligated under the terms of these leases for rent and other costs associated with these leases, and has no plan to occupy them in the future. In accordance with ASC 420, Accounting for Costs Associated with Exit or Disposal Activities, the Company recorded a charge to rent expense to recognize the costs of exiting the space. The liability was equal to the fair value of rent less the fair value of the amount of rent received by the Company from a tenant under a sublease over the remainder of the lease terms, which expire on various dates through 2032. The change in the estimated fair value of these amounts was recognized in income as part of income from operations. The current portion of the liability was $0.3 million as of March 31, 2017 and December 31, 2016 and is included in other current liabilities. The liability outstanding was $2.9 million and $2.8 million as of March 31, 2017 and December 31, 2016, respectively.

11. Income Taxes

CWH is organized as a Subchapter C corporation and, on October 6, 2016, as part of the Company’s IPO, became a 22.6% owner of CWGS, LLC (see Note 13 — Stockholders’ Equity). CWGS, LLC is organized as a limited liability company and treated as a partnership for federal tax purposes, with the exception of Americas Road and Travel Club, Inc., Camping World, Inc. (“CW”), and FreedomRoads RV, Inc. (“FRRV”) and their wholly-owned subsidiaries, which are Subchapter C corporations.

For the three months ended March 31, 2017 and 2016, the Company’s effective income tax rate was 10.2% and 1.0%, respectively. The increase in the amount of income tax expense and effective income tax rate in 2017 was due to the increased profitability at the FRRV level and that CWH was also subject to U.S. federal, state and local taxes on its allocable share of taxable income or loss generated by CWGS, LLC subsequent to the Company’s IPO. The Company's effective tax rate is significantly less than the federal statutory rate of 35.0% primarily because no federal income taxes are payable by the Company for the non-controlling interests' share of CWGS, LLC’s taxable income due to CWGS, LLC’s pass through structure for federal and most state and local income tax reporting, with the exception of the Subchapter C corporations noted above.

The Company evaluates its deferred tax assets on a quarterly basis to determine if they can be realized and establishes valuation allowances when it is more likely than not that all or a portion of the deferred tax assets may not be realized. At March 31, 2017 and December 31, 2016, the Company determined that all of its deferred tax assets, except those of CW, are more likely than not to be realized. The Company maintains a full valuation allowance against the deferred tax assets of CW, since it was determined that it would have insufficient taxable income in the current or carryforward periods under the tax laws to realize the future tax benefits of its deferred tax assets.

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

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements on a particular tax position are measured based on the largest benefit that has a greater than a 50% likelihood of being realized upon settlement. The amount of unrecognized tax benefits is adjusted as appropriate for changes in facts and circumstances, such as significant amendments to existing tax law, new regulations or interpretations by the taxing authorities, new information obtained during a tax examination, or resolution of an examination. As of March 31, 2017 and December 31, 2016, the Company had no uncertain tax positions. The Company did not recognize any interest or penalties relating to income taxes for the three months ended March 31, 2017 and 2016.

On October 6, 2016, the Company entered into a tax receivable agreement (the “Tax Receivable Agreement”) that provides for the payment by the Company to the Continuing Equity Owners and Crestview Partners II GP, L.P. of 85% of the amount of tax benefits, if any, the Company actually realizes, or in some circumstances is deemed to realize, as a result of (i) increases in the tax basis from the purchase of common units from Crestview Partners II GP, L.P. in exchange for Class A common stock in connection with the consummation of the IPO and the related transactions and any future redemptions that are funded by the Company and any future redemptions or exchanges of common units by Continuing Equity Owners as described above and (ii) certain other tax benefits attributable to payments made under the Tax Receivable Agreement. CWGS intends to make an election under Section 754 of the Internal Revenue Code effective for each tax year in which a redemption or exchange (including a deemed exchange) of common units for cash or stock occur. These tax benefit payments are not conditioned upon one or more of the Continuing Equity Owners or Crestview Partners II GP, L.P. maintaining a continued ownership interest in CWGS, LLC. In general, the Continuing Equity Owners’ or Crestview Partners II GP, L.P.’s rights under the Tax Receivable Agreement are assignable, including to transferees of its common units in CWGS, LLC (other than the Company as transferee pursuant to a redemption or exchange of common units in CWGS, LLC).  The Company expects to benefit from the remaining 15% of the tax benefits, if any, which may be realized. As part of the IPO 1,698,763 common units in CWGS, LLC were exchanged for Class A common stock by Crestview Partners II GP, L.P., subject to the provisions of the Tax Receivable Agreement. During the three months ended March 31, 2017, 10,000 common units in CWGS, LLC were exchanged for Class A common stock subject to the provisions of the Tax Receivable Agreement. The Company recognized a liability for the Tax Receivable Agreement payments due to those parties that redeemed common units, representing 85% of the aggregate tax benefits the Company expects to realize from the tax basis increases related to the exchange, after concluding it was probable that the Tax Receivable Agreement payments would be paid based on estimates of future taxable income. As of March 31, 2017 and December 31, 2016, the amount of Tax Receivable Agreement payments due under the Tax Receivable Agreement was $19.3 million and $19.2 million, respectively, of which $0.2 million and $1.0 million, respectively, were included in current portion of the Tax Receivable Agreement liability in the Consolidated Balance Sheets.

12. Related Party Transactions

Monitoring Agreement

Crestview Advisors, L.L.C. and Stephen Adams (together, the “Managers” and each, a “Manager”) and the Company were parties to a monitoring agreement relating to each Manager’s monitoring of its (or its affiliate’s) investment in CWGS, LLC. Pursuant to the monitoring agreement, CWGS, LLC agreed to pay each of the Managers an aggregate per annum monitoring fee equal to $1.0 million, payable in quarterly installments of $250,000. In addition, the Company agreed to reimburse each Manager and its affiliates, employees and agents for up to an aggregate per annum amount of $250,000 for all reasonable fees and expenses incurred in connection with such Manager’s monitoring of its (or its affiliate’s) investment in CWGS, LLC. CWGS, LLC also agreed to indemnify each Manager and its respective affiliates from and against all losses, claims, damages and liabilities arising out of the performance by such Managers’ monitoring of its (or its affiliate’s) investment in CWGS, LLC. Pursuant to the monitoring agreement, the Company incurred monitoring fees of $0.5 million and reimbursed fees and expenses of $0.1 million for the three months ended March 31, 2016. The monitoring agreement was terminated upon the consummation of the Company’s IPO.

Transactions with Directors, Equity Holders and Executive Officers

FreedomRoads leases various retail locations from managers and officers. During the three months ended March 31, 2017 and 2016, the related party lease expense for these locations was $0.4 million and $0.3 million, respectively.

In January 2012, FreedomRoads entered into a lease (the “Original Lease”) with respect to the Company’s Lincolnshire, Illinois offices, which was amended in March 2013 in connection with the Company’s leasing of additional premises within the same office building (the “Expansion Lease”). The Original Lease is payable in 132 monthly payments of base rent equal to approximately $29,000, commencing April 2013, subject to annual increases. The Expansion Lease is payable in 132 monthly payments of base rent equal to approximately $2,500, commencing May 2013, subject to annual increases. Marcus Lemonis, the Company’s Chairman and Chief Executive Officer, has personally guaranteed both leases. During the three months ended March 31, 2017, we made payments of approximately $176,000 and $8,000 in connection with the Original Lease and the Expansion Lease, respectively, which includes approximately $79,000 for common area maintenance charges on the Original Lease. During the three months ended March 31, 2016, we made payments of approximately $168,000 and $8,000 in connection with the Original Lease and the Expansion Lease, respectively, which includes approximately $72,000 for common area maintenance charges on the Original Lease.

Other Transactions

The Company does business with certain companies in which Mr. Lemonis has a direct or indirect material interest. The Company purchased fixtures for interior store sets at the Company’s retail locations from Precise Graphix, LLC (“Precise Graphix”). Mr. Lemonis has a 33% economic interest in Precise Graphix and the Company paid Precise Graphix $0.3 million and $0.5 million for the three months ended March 31, 2017 and 2016, respectively.

13. Stockholders’ Equity

Reorganization Transactions

In connection with the IPO on October 6, 2016, the Company completed the following Reorganization Transactions:

•

The Company amended and restated its certificate of incorporation which, among other things, authorized preferred stock and three classes of common stock. The Class A common stock entitles the holders to receive dividends; distributions upon the liquidation, dissolution, or winding up of the Company; and have voting rights. The Class B common stock and Class C common stock entitles the holders to voting rights, which in certain cases are disproportionate to the voting rights of the

Class A common stock; however, the holders of Class B common stock and Class C common stock are not entitled to receive dividends or distributions upon the liquidation, dissolution, or winding up of the Company;

•

CWGS, LLC amended and restated the limited liability company agreement of CWGS, LLC (the “LLC Agreement” and the “Recapitalization”), which among other things, (i) provided for a new single class of common membership interests in CWGS, LLC, the common units, and (ii) exchanged all of the then-existing membership interests in CWGS, LLC to common units. The holders of the common units may elect to exchange or redeem the common units for newly-issued shares of the Company’s Class A common stock or cash at the Company’s election, subject to certain restrictions. If the redeeming or exchanging party also holds Class B common stock, then simultaneously with the payment of cash or newly-issued shares of Class A common stock, as applicable, in connection with a redemption or exchange of common units, a number of shares of the Company’s Class B common stock will be cancelled for no consideration on a one-for-one basis with the number of common units so redeemed or exchanged; and

•

The Company acquired, by merger, an entity that was owned by former indirect members of CWGS, LLC (the “Former Equity Owners”), for which the Company issued 7,063,716 shares of Class A common stock as merger consideration (the “CWH BR Merger”). The only significant asset held by the merged entity prior to the CWH BR Merger was 7,063,716 common units of CWGS, LLC and a corresponding number of shares of CWH Class B common stock. Upon consummation of the CWH BR Merger, the Company canceled the 7,063,716 shares of Class B common stock and recognized the 7,063,716 of common units of CWGS, LLC at carrying value, as the CWH BR Merger was considered to be a transaction between entities under common control.

The Company must, at all times, maintain a one-to-one ratio between the number of outstanding shares of Class A common stock and the number of common units of CWGS, LLC owned by CWH (subject to certain exceptions for treasury shares and shares underlying certain convertible or exchangeable securities).

Following the completion of the Reorganization Transactions and IPO, CWH owned 22.6% of CWGS, LLC and the remaining 77.4% of CWGS, LLC was owned by the Continuing Equity Owners (see Note 14 — Non-Controlling Interests). As a result of the Reorganization Transactions, CWH became the sole managing member of CWGS, LLC and, although CWH had a minority economic interest in CWGS, LLC, CWH had the sole voting power in, and controlled the management of, CWGS, LLC. Accordingly, the Company consolidated the financial results of CWGS, LLC and reported a non-controlling interest in its consolidated financial statements.

As the Reorganization Transactions are considered transactions between entities under common control, the financial statements for periods prior to the IPO and Reorganization Transactions have been adjusted to combine the previously separate entities for presentation purposes.  See the Company’s Annual Report for further details.

14. Non-Controlling Interests

In connection with the Reorganization Transactions, described in Note 13 — Stockholders’ Equity, CWH became the sole managing member of CWGS, LLC and, as a result, consolidate the financial results of CWGS, LLC. The Company reports a non-controlling interest representing the common units of CWGS, LLC held by Continuing Equity Owners. Changes in the CWH’s ownership interest in CWGS, LLC while CWH retains its controlling interest in CWGS, LLC will be accounted for as equity transactions. As such, future redemptions or direct exchanges of common units of CWGS, LLC by the Continuing Equity Owners will result in a change in ownership and reduce or increase the amount recorded as non-controlling interest and increase or decrease additional paid-in capital when CWGS, LLC has positive or negative net assets, respectively. At March 31, 2017 and December, 31, 2016, CWGS, LLC had negative net assets which resulted in negative non-controlling interest amounts on the Unaudited Condensed Consolidated Balance Sheets.

As of March 31, 2017 and December 31, 2016, there were 83,771,914 and 83,771,830 common units of CWGS, LLC outstanding, respectively, of which CWH owned 18,946,000 and 18,935,916 common units of CWGS, LLC, respectively, representing a 22.6% ownership interest in CWGS, LLC and the Continuing Equity Owners owned 64,825,914 and 64,835,914 common units of CWGS, LLC, respectively, representing a 77.4% ownership interest in CWGS, LLC.

The following table summarizes the effects of changes in ownership in CWGS, LLC on the Company’s equity:

	Three Months Ended
	March 31,
($ in thousands)	2017	2016
Net income attributable to Camping World Holdings, Inc.	$7,453	$37,780
Transfers to non-controlling interests:
Increase in additional paid-in capital as a result of the redemption of common units of CWGS, LLC	115	—
Change from net income attributable to Camping World Holdings, Inc. and transfers to non-controlling interests	$7,568	$37,780

15. Equity-based Compensation Plans

The following table summarizes the equity-based compensation that has been included in the following line items within the consolidated statements of operations during:

	Three Months Ended
	March 31,	March 31,
($ in thousands)	2017	2016
Equity-based compensation expense:
Costs applicable to revenue	$92	$—
Selling, general, and administrative	627	—
Total equity-based compensation expense	$719	$—

The following table summarizes stock option activity for the three months ended March 31, 2017:

Stock Options
(in thousands)
Outstanding at December 31, 2016	1,118
Granted	—
Exercised	—
Forfeited	(12)
Cancelled	—
Outstanding at March 31, 2017	1,106

The following table summarizes restricted stock unit activity for the three months ended March 31, 2017:

Restricted
Stock Units
(in thousands)
Outstanding at December 31, 2016	144
Granted	4
Vested	—
Forfeited	(1)
Cancelled	—
Outstanding at March 31, 2017	147

16. Earnings Per Share

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

As described in Note 13 — Stockholders’ Equity, on October 6, 2016, the LLC Agreement was amended and restated to, among other things, (i) provide for a new single class of common membership interests, the common units of CWGS, LLC, and (ii) exchange all of the then-existing membership interests of the Original Equity Owners for common units of CWGS, LLC. This Recapitalization changed the relative membership rights of the Original Equity Owners such that retroactive application of the Recapitalization to periods prior to the IPO for the purposes of calculating earnings per share would not be appropriate.

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

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

Three Months
Ended
March 31,
(In thousands except per share amounts)	2017
Numerator:
Net income	$49,441
Less: net income attributable to non-controlling interests	(41,988)
Net income attributable to Camping World Holdings, Inc. — basic	7,453
Add: Reallocation of net income attributable to non-controlling interests from the assumed exchange of common units of CWGS, LLC for Class A common stock	23,893
Net income attributable to Camping World Holdings, Inc. — diluted	$31,346
Denominator:
Weighted-average shares of Class A common stock outstanding — basic	18,946
Dilutive common units of CWGS, LLC that are convertible into Class A common stock	64,826
Weighted-average shares of Class A common stock outstanding — diluted	83,772

Earnings per share of Class A common stock — basic	$0.39
Earnings per share of Class A common stock — diluted	$0.37

For the three months ended March 31, 2017, 1.1 million stock options and 0.1 million restricted stock units were excluded from the weighted-average in the computation of diluted earnings per share of Class A common stock because the effect would have been anti-dilutive.

Shares of the Company’s Class B common stock and Class C common stock do not share in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B common stock or Class C common stock under the two-class method has not been presented.

17. Segments Information

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

Reportable segment revenue, segment income, floor plan interest expense, depreciation and amortization, other interest expense, total assets, and capital expenditures are as follows:

	Three Months Ended
	March 31,	March 31,
($ in thousands)	2017	2016
Revenue:
Consumer Services and Plans	$50,246	$44,998
Retail	833,569	752,750
Total consolidated revenue	$883,815	$797,748

	Three Months Ended
	March 31,	March 31,
($ in thousands)	2017	2016
Segment income (1):
Consumer Services and Plans	$26,253	$21,598
Retail	45,996	35,810
Total segment income	72,249	57,408
Corporate & other	(941)	(618)
Depreciation and amortization	(6,853)	(5,891)
Other interest expense, net	(9,404)	(12,748)
Other income (expense), net	17	—
Income from operations before income taxes	$55,068	$38,151

(1)	Segment income is defined as income from operations before depreciation and amortization plus floor plan interest expense.

	Three Months Ended
	March 31,	March 31,
($ in thousands)	2017	2016
Depreciation and amortization:
Consumer Services and Plans	$996	$919
Retail	5,857	4,972
Total depreciation and amortization	$6,853	$5,891

	Three Months Ended
	March 31,	March 31,
($ in thousands)	2017	2016
Other interest expense, net:
Consumer Services and Plans	$2	$4
Retail	1,592	1,392
Total	1,594	1,396
Corporate & other	7,810	11,352
Total interest expense	$9,404	$12,748

	March 31,	December 31,
($ in thousands)	2017	2016
Assets:
Consumer Services and Plans	$129,539	$152,689
Retail	1,459,108	1,235,250
Total	1,588,647	1,387,939
Corporate & other	223,272	175,826
Total assets	$1,811,919	$1,563,765

18. Subsequent Events

On April 28, 2017, the Company was chosen as the winning bidder at a bankruptcy auction for certain assets of Gander Mountain and its Overton’s boating business for $37.8 million, subject to adjustments for the level of Overton’s inventory which is anticipated to be approximately $15.6 million at closing. In addition to certain identified assets that will be acquired and certain specified liabilities to be assumed, the Company will have the ability to designate Gander Mountain real estate leases for assignment to the Company or third parties. On May 4, 2017, the transaction was approved by the United States Bankruptcy Court for the District of Minnesota and the transaction is expected to close in May 2017. The Company expects this entry into the marine and watersports industry to be complimentary to its RV-related businesses and offerings.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes included in Part I, Item 1 of this Form 10-Q, as well as our Annual Report. This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various important factors, including those set forth under “Risk Factors” included in Part I, Item 1A of our Annual Report, “Cautionary Note Regarding Forward-Looking Statements” and in other parts of this Form 10-Q. Except to the extent that differences among reportable segments are material to an understanding of our business taken as a whole, we present the discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations on a consolidated basis.

For purposes of this Form 10-Q, we define an "Active Customer" as a customer who has transacted with us in any of the eight most recently completed fiscal quarters prior to the date of measurement. Unless otherwise indicated, the date of measurement is March 31, 2017, our most recently completed fiscal quarter.  Additionally, references herein to the approximately 9 million U.S. households that own a recreational vehicle ("RV") are based on The RV Consumer in 2011, an industry report published by the University of Michigan in 2011 (the "RV Survey"), which we believe to be the most recent such survey.

Overview

We believe we are the only provider of a comprehensive portfolio of services, protection plans, products, and resources for RV enthusiasts. Approximately 9 million households in the United States own an RV, and of that installed base, we have approximately 3.4 million Active Customers. We generate recurring revenue by providing RV owners and enthusiasts the full spectrum of services, protection plans, products, and resources that we believe are essential to operate, maintain, and protect their RV and to enjoy the RV lifestyle. We provide these offerings through our two iconic brands: Good Sam and Camping World.

We believe our Good Sam branded offerings provide the industry’s broadest and deepest range of services, protection plans, products, and resources, including: extended vehicle service contracts and insurance protection plans, roadside assistance, membership clubs, and financing products. A majority of these programs are on a multi‑year or annually renewable basis.

Our Camping World brand operates the largest national network of RV‑centric retail locations in the United States through our 126 retail locations in 36 states, as of March 31, 2017, and through our e‑commerce platforms. We believe we are significantly larger in scale than our next largest competitor. We provide new and used RVs, repair parts, RV accessories and supplies, RV repair and maintenance services, protection plans, travel assistance plans, RV financing, and lifestyle products and services for new and existing RV owners. Our retail locations are staffed with knowledgeable local team members, providing customers access to extensive RV expertise. Our retail locations are strategically located in key national RV markets.

We attract new customers primarily through our retail locations, e‑commerce platforms, and direct marketing. Once we acquire our customers through a transaction, they become part of our customer database where we leverage customized customer relationship management (“CRM”) tools and analytics to actively engage, market, and sell multiple products and services. Our goal is to consistently grow our customer database through our various channels to increasingly cross‑sell our products and services.

Segments

We identify our reporting segments based on the organizational units used by management to monitor performance and make operating decisions. We have identified two reporting segments: (a) Consumer Services and Plans and (b) Retail. We provide our consumer services and plans offerings through our Good Sam brand and we provide our retail offerings through our Camping World brand. Within the Consumer Services and Plans segment, we primarily derive revenue from the sale of the following offerings: emergency roadside assistance; property and casualty insurance programs; travel assist programs; extended vehicle service contracts; co‑branded credit cards; vehicle financing and refinancing; club memberships; and publications and directories. Within the Retail segment, we primarily derive revenue from the sale of the following products: new vehicles; used vehicles; parts and service, including RV accessories and supplies; and finance and insurance. See Note 17 — Segment Information to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

Growth Strategies and Outlook

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

We plan to take advantage of these positive trends in RV usage to pursue the following strategies to continue to grow our revenue and profits:

•

Grow our Active Base of Customers.  We believe our strong brands, leading market position, ongoing investment in our service platform, broad product portfolio, and full suite of resources will continue to provide us with competitive advantages in targeting and capturing a larger share of consumers with whom we do not currently transact in addition to the growing number of new RV enthusiasts that are expected to enter the market. We expect to continue to grow the Active Customer base primarily through three strategies:

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

•

Cross‑Sell Products and Services.  We believe our customer database of over 13 million unique contacts provides us with the opportunity to continue our growth through the cross‑selling of our products and services. We use our customized CRM system and database analytics to proactively market and cross‑sell to Active Customers. We also seek to increase the penetration of our customers who exhibit higher multi‑product attachment rates.

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

As discussed below under “— Liquidity and Capital Resources,” we believe that our sources of liquidity and capital will be sufficient to take advantage of these positive trends in RV usage and finance our growth strategy. However, the operation of our business, the rate of our expansion and our ability to respond to changing business and economic conditions depend on the availability of adequate capital, which in turn typically depends on cash flow generated by our business and, if necessary, the availability of equity or debt capital. In addition, as we grow, we will face the risk that our existing resources and systems, including management resources, accounting and finance personnel, and operating systems, may be inadequate to support our growth. Any inability to generate sufficient cash flows from operations or raise additional equity or debt capital or retain the personnel or make the other changes in our systems that may be required to support our growth could have a material adverse effect on our business, financial condition and results of operations. See “Risk Factors — Risks Related to our Business — Our ability to operate and expand our business and to respond to changing business and economic conditions will depend on the availability of adequate capital” and “Risk Factors — Risks Related to our Business — Our expansion into new, unfamiliar markets presents increased risks that may prevent us from being profitable in these new markets. Delays in opening or acquiring new retail locations could have a material adverse effect on our business, financial condition and results of operations” included in Part I, Item 1A of our Annual Report.

How We Generate Revenue

Revenue across each of our two reporting segments is impacted by the following key revenue drivers:

Number of Active Customers.  As of March 31, 2017 and December 31, 2016, we had approximately 3.4 million and 3.3 million Active Customers, respectively. Our Active Customer base is an integral part of our business model and has a significant effect on our revenue. We attract new customers to our business primarily through our retail locations. Once we acquire our customers through a transaction, they become part of our customer database where we use CRM tools to cross‑sell Active Customers additional products and services.

Consumer Services and Plans.  The majority of our consumer services and plans, such as our roadside assistance, extended service contracts, insurance programs, travel assist, and our Good Sam and Coast to Coast clubs, are built on a recurring revenue model. A majority of these programs are on a multi‑year or annually renewable basis and have annualized fees typically ranging from $20 to $5,200. We believe that many of these products and services are essential for our customers to operate, maintain and protect their RVs, and to enjoy the RV lifestyle, resulting in attractive annual retention rates. As we continue to grow our consumer services and plans business, we expect to further enhance our visibility with respect to revenue and cash flow, and increase our overall profitability. As of March 31, 2017 and December 31, 2016, we had 1.8 million club members in our Good Sam and Coast to Coast clubs.

Retail Locations.  We open new retail locations through organic growth and acquisitions. Our new retail locations are one of the primary ways in which we attract new customers to our business. Our retail locations typically offer our full array of products and services, including new and used RVs, RV financing, protection plans, a selection of OEM and aftermarket repair parts, RV accessories, RV maintenance products, supplies, and outdoor lifestyle products. For the three months ended March 31, 2017 and 2016, we opened zero and one greenfield locations, respectively, and acquired four and four retail locations, respectively.

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

As of March 31, 2017 and 2016, we had, respectively, a base of 115 and 107 same stores, of which 17 of those same stores did not include dealerships. For the three months ended March 31, 2017 and 2016, our aggregate same store sales were $771.7 million and $703.8 million, respectively. As of March 31, 2017 and 2016, we had, respectively, a total of 126 and 120 retail locations.

Other Key Performance Indicators

Gross Profit and Gross Margins.  Gross profit is our total revenue less our total costs applicable to revenue. Our total costs applicable to revenue primarily consists of the cost of goods and cost of sales. Gross margin is gross profit as a percentage of revenue.

Our gross profit is variable in nature and generally follows changes in our revenue. While gross margins for our Retail segment are lower than our gross margins for our Consumer Services and Plans segment, our Retail segment generates significant gross profit and is a primary means of acquiring new customers, to which we then cross‑sell our higher margin products and services with recurring revenue. We believe the overall growth of our Retail segment will allow us to continue to drive growth in gross profits due to our ability to cross‑sell our consumer services and plans to our increasing Active Customer base. For the three months ended March 31, 2017 and 2016, gross profit was $29.1 million and $25.1 million, respectively, and gross margin was 57.9% and 55.8%, respectively, for our Consumer Services and Plans segment, and gross profit was $222.7 million and $197.2 million, respectively, and gross margin was 26.7% and 26.2%, respectively, for our Retail segment.

SG&A as a percentage of Gross Profit.  Selling, general and administrative (“SG&A”) expenses as a percentage of gross profit allows us to monitor our expense control over a period of time. SG&A consists primarily of wage‑related expenses, selling expenses related to commissions and advertising, lease expenses and corporate overhead expenses. We calculate SG&A expenses as a percentage of gross profit by dividing SG&A expenses for the period by total gross profit. For the three months ended March 31, 2017 and 2016, SG&A as a percentage of gross profit was 69.7% and 72.2%, respectively. We expect SG&A expenses to increase as we open new retail locations through organic growth and acquisitions, which we also expect will drive increases in revenue and gross profit. Additionally, we expect that our SG&A expenses will increase in future periods in part due to additional legal, accounting, insurance and other expenses that we expect to incur as a result of being a public company, including compliance with the Sarbanes‑Oxley Act and the related rules and regulations.

Adjusted EBITDA and Adjusted EBITDA Margin.  Adjusted EBITDA and Adjusted EBITDA Margin are some of the primary metrics management uses to evaluate the financial performance of our business. Adjusted EBITDA and Adjusted EBITDA Margin are also frequently used by analysts, investors, and other interested parties to evaluate companies in our industry. We use Adjusted EBITDA and Adjusted EBITDA Margin to supplement GAAP measures of performance as follows:

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

We define Adjusted EBITDA as net income before other interest expense (excluding floor plan interest expense), provision for income taxes, depreciation and amortization, loss (gain) and expense on debt restructure, loss (gain) on sale of assets and disposition of stores, monitoring fees, equity-based compensation, an adjustment to rent on right to use assets and other unusual or one‑time items. We calculate Adjusted EBITDA Margin by dividing Adjusted EBITDA by total revenue for the period. Adjusted EBITDA and Adjusted EBITDA Margin are not GAAP measures of our financial performance and should not be considered as alternatives to net income or net income margin, respectively, as measures of financial performance, or any other performance measure derived in accordance with GAAP. Adjusted EBITDA and Adjusted EBITDA Margin should not be construed as an inference that our future results will be unaffected by unusual or non‑recurring items. Additionally, Adjusted EBITDA and Adjusted EBITDA Margin are not intended to be a measure of discretionary cash to invest in the growth of our business, as it does not reflect tax payments, debt service requirements, capital expenditures and certain other cash costs that may recur in the future, including, among other things, cash requirements for working capital needs and cash costs to replace assets being depreciated and amortized. Management compensates for these limitations by relying on our GAAP results in addition to using Adjusted EBITDA and Adjusted EBITDA Margin supplementally. Our measure of Adjusted EBITDA is not necessarily comparable to similarly titled captions of other companies due to different methods of calculation. For a reconciliation of Adjusted EBITDA to net income, a reconciliation of Adjusted EBITDA Margin to net income margin, and a further discussion of how we utilize this non-GAAP financial measure, see “Non-GAAP Financial Measures” below.

Non-GAAP Financial Measures

To supplement our consolidated financial statements, which are prepared and presented in accordance with accounting principles generally accepted in the U.S. (“GAAP”), we use the following non-GAAP financial measures: EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Pro Forma Net Income, and Adjusted Pro Forma Earnings Per Fully Exchanged and Diluted Share (collectively the "Non-GAAP Financial Measures"). We believe that these Non-GAAP Financial Measures, when used in conjunction with GAAP financial measures, provide useful information about operating results, enhance the overall understanding of past financial performance and future prospects, and allow for greater transparency with respect to the key metrics we use in our financial and operational decision making. These non-GAAP measures are also frequently used by analysts, investors and other interested parties to evaluate companies in the Company’s industry. The presentation of this financial information is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP, and they should not be construed as an inference that the Company’s future results will be unaffected by any items adjusted for in these non-GAAP measures. In evaluating these non-GAAP measures, you should be aware that in the future the Company may incur expenses that are the same as or similar to some of those adjusted in this presentation. The Non-GAAP Financial Measures that we use are not necessarily comparable to similarly titled measures used by other companies due to different methods of calculation.

EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin

We define “EBITDA” as net income before other interest expense (excluding floor plan interest expense), provision for income taxes and depreciation and amortization. We define “Adjusted EBITDA” as EBITDA further adjusted for the impact of certain non‑cash and other items that we do not consider in our evaluation of ongoing operating performance. These items include, among other things, loss (gain) and expense on debt restructure, loss (gain) on sale of assets and disposition of stores, gain on derivative instruments, monitoring fees, equity-based compensation, an adjustment to rent on right to use assets, loss (gain) on remeasurement of Tax Receivable Agreement, and other unusual or one‑time items. We define “Adjusted EBITDA Margin” as Adjusted EBITDA as a percentage of total revenue. We caution investors that amounts presented in accordance with our definitions of EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin may not be comparable to similar measures disclosed by our competitors, because not all companies and analysts calculate EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin in the same manner. We present EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin because we consider them to be important supplemental measures of our performance and believe they are frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. Management believes that investors’ understanding of our performance is enhanced by including these Non‑GAAP Financial Measures as a reasonable basis for comparing our ongoing results of operations.

The following table reconciles EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin to the most directly comparable GAAP financial performance measures, which are net income, net income, and net income margin, respectively:

	Three Months Ended
	March 31,	March 31,
($ in thousands)	2017	2016
EBITDA:
Net income	$49,441	$37,780
Other interest expense, net	9,404	12,748
Depreciation and amortization	6,853	5,891
Income tax expense	5,627	371
Subtotal EBITDA	71,325	56,790
Gain on sale of assets (a)	(318)	(24)
Monitoring fee (b)	—	625
Equity-based compensation (c)	719	—
Gain on remeasurement of Tax Receivable Agreement (d)	(17)	—
Adjusted EBITDA	$71,709	$57,391

	Three Months Ended
	March 31,	March 31,
(as percentage of total revenue)	2017	2016
EBITDA margin:
Net income margin	5.6%	4.7%
Other interest expense, net	1.1%	1.6%
Depreciation and amortization	0.8%	0.7%
Income tax expense	0.6%	0.0%
Subtotal EBITDA margin	8.1%	7.1%
Gain on sale of assets (a)	(0.0%)	(0.0%)
Monitoring fee (b)	—	0.1%
Equity-based compensation (c)	0.1%	—
Gain on remeasurement of Tax Receivable Agreement (d)	(0.0%)	—
Adjusted EBITDA margin	8.1%	7.2%

(a)	Represents an adjustment to eliminate the gains and losses on sales of various assets.
(b)	Represents monitoring fees paid pursuant to a monitoring agreement to Crestview and Stephen Adams. The monitoring agreement was terminated on October 6, 2016 in connection with our IPO.
(c)	Represents non-cash equity-based compensation expense relating to employees and directors of the Company.
(d)	Represents an adjustment to eliminate the gains on remeasurment of the Tax Receivable Agreement primarily due to changes in our effective income tax rate.

Adjusted Pro Forma Net Income and Adjusted Pro Forma Earnings Per Fully Exchanged and Diluted Share

We define “Adjusted Pro Forma Net Income” as net income attributable to Camping World Holdings, Inc. adjusted for the reallocation of income attributable to non-controlling interests from the assumed exchange of all outstanding common units in CWGS, LLC (or the common unit equivalent of membership interests in CWGS, LLC for periods prior to the IPO) for shares of newly-issued Class A common stock of Camping World Holdings, Inc. and further adjusted for the impact of certain non‑cash and other items that we do not consider in our evaluation of ongoing operating performance. These items include, among other things, loss (gain) on debt restructure, loss (gain) and expense on sale of assets and disposition of stores, gain on derivative instruments, monitoring fees, equity-based compensation, an adjustment to rent on right to use assets, loss (gain) on remeasurement of Tax Receivable Agreement, interest expense on our Series B notes, other unusual or one‑time items, and the income tax expense effect of (i) these adjustments and (ii) the pass-through entity taxable income as if the parent company was a subchapter C corporation in periods prior to the IPO. We define “Adjusted Pro Forma Earnings Per Fully Exchanged and Diluted Share” as Adjusted Pro Forma Net Income divided by the weighted-average shares of Class A common stock outstanding, assuming (i) the full exchange of all outstanding common units in CWGS, LLC (or the common unit equivalent of membership interests in CWGS, LLC for periods prior to the IPO) for newly-issued shares of Class A common stock of Camping World Holdings, Inc., (ii) the Class A common stock issued in connection with the IPO was outstanding as of January 1 of each year presented, and (iii) the dilutive effect of stock options and restricted stock units, if any. We present Adjusted Pro Forma Net Income and Adjusted Pro Forma Earnings Per Fully Exchanged and Diluted Share because we consider them to be important supplemental measures of our performance and we believe that investors’ understanding of our performance is enhanced by including these Non‑GAAP financial measures as a reasonable basis for comparing our ongoing results of operations.

The following table reconciles Adjusted Pro Forma Net Income and Adjusted Pro Forma Earnings Per Fully Exchanged and Diluted Share to the most directly comparable GAAP financial performance measure, which is net income attributable to Camping World Holdings, Inc. and weighted-average shares of Class A common stock outstanding — diluted:

	Three Months Ended
	March 31,	March 31,
(In thousands except per share amounts)	2017	2016
Numerator:
Net income attributable to Camping World Holdings, Inc.	$7,453	$37,780
Adjustments:
Reallocation of net income attributable to non-controlling interests from the assumed exchange of common units of CWGS, LLC (a)	41,988	—
Gain on sale of assets (b)	(318)	(24)
Monitoring fee (c)	—	625
Equity-based compensation expense (d)	719	—
Gain on remeasurement of Tax Receivable Agreement (e)	(17)	—
Income tax expense (f)	(18,249)	(16,778)
Adjusted pro forma net income	$31,576	$21,603
Denominator:
Weighted-average Class A common shares outstanding - diluted	83,772	—
Adjustments:
Assumed exchange of pre-IPO common unit equivalent of membership interests in CWGS, LLC (g)	—	72,651
Assumed issuance of Class A common stock in connection with IPO (h)	—	11,872
Dilutive options to purchase Class A common stock	146	—
Dilutive restricted stock units	58	—
Adjusted pro forma fully exchanged weighted average Class A common shares outstanding - diluted	83,976	84,523
Adjusted pro forma earnings per fully exchanged and diluted share	$0.38	$0.26

(a)

Represents the reallocation of net income attributable to non-controlling interests from the assumed exchange of common units of CWGS, LLC in periods where income was attributable to non-controlling interests.

(b)	Represents an adjustment to eliminate the gains and losses on sales of various assets.
(c)	Represents monitoring fees paid pursuant to a monitoring agreement to Crestview and Stephen Adams. The monitoring agreement was terminated on October 6, 2016 in connection with our IPO.
(d)	Represents non-cash equity-based compensation expense relating to employees and directors of the Company.
(e)	Represents an adjustment to eliminate the gains on remeasurment of the Tax Receivable Agreement primarily due to changes in our effective income tax rate.
(f)

Represents the income tax expense effect of (i) the above adjustments and (ii) the pass-through entity taxable income as if the parent company was a subchapter C corporation in periods prior to the IPO. This assumption uses an effective tax rate of 38.5% for the adjustments and the pass-through entity taxable income in periods prior to the IPO.

(g)	Represents the assumed exchange of pre-IPO membership interests in CWGS, LLC at their common unit equivalent amount.
(h)	Represents the assumption that the shares of Class A common stock issued in connection with the IPO were outstanding as of January 1 of each period.

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

By providing these Non‑GAAP Financial Measures, together with reconciliations, we believe we are enhancing investors’ understanding of our business and our results of operations, as well as assisting investors in evaluating how well we are executing our strategic initiatives. In addition, our Existing Senior Secured Credit Facilities use EBITDA to measure our compliance with covenants such as consolidated leverage ratio. The Non-GAAP Financial Measures have limitations as analytical tools, and should not be considered in isolation, or as an alternative to or a substitute for, net income or other financial statement data presented in our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q as indicators of financial performance. Some of the limitations are:

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

Due to these limitations, the Non-GAAP Financial Measures should not be considered as measures of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using these Non‑GAAP Financial Measures only supplementally. As noted in the tables above, certain of the Non-GAAP Financial Measures include adjustments for loss (gain) and expense on debt restructure, loss (gain) on sale of assets and disposition of stores, gain on derivative instruments, monitoring fees, equity-based compensation, an adjustment to rent on right to use assets, loss (gain) on remeasurement of Tax Receivable Agreement, other unusual or one‑time items, and the income tax expense effect described above, as applicable. It is reasonable to expect that certain of these items will occur in future periods. However, we believe these adjustments are appropriate because the amounts recognized can vary significantly from period to period, do not directly relate to the ongoing operations of our business and complicate comparisons of our internal operating results and operating results of other companies over time. In addition, these certain Non-GAAP Financial Measures adjust for other items that we do not expect to regularly record in periods after the IPO, including monitoring fees. Each of the normal recurring adjustments and other adjustments described in this paragraph and in the reconciliation tables above help management with a measure of our core operating performance over time by removing items that are not related to day‑to‑day operations.

Results of Operations

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

The following table sets forth information comparing the components of net income for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31, 2017		March 31, 2016
		Percent of		Percent of	Favorable/ (Unfavorable)
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%

Revenue:
Consumer Services and Plans	$50,246	5.7%	$44,998	5.6%	$5,248	11.7%
Retail
New vehicles	504,586	57.1%	409,476	51.3%	95,110	23.2%
Used vehicles	146,471	16.6%	178,763	22.4%	(32,292)	-18.1%
Parts, services and other	116,223	13.2%	113,484	14.2%	2,739	2.4%
Finance and insurance, net	66,289	7.5%	51,027	6.4%	15,262	29.9%
Subtotal	833,569	94.3%	752,750	94.4%	80,819	10.7%
Total revenue	883,815	100.0%	797,748	100.0%	86,067	10.8%

Gross profit (exclusive of depreciation and amortization shown separately below):
Consumer Services and Plans	29,099	3.3%	25,117	3.1%	3,982	15.9%
Retail
New vehicles	66,438	7.5%	58,628	7.3%	7,810	13.3%
Used vehicles	35,328	4.0%	33,675	4.2%	1,653	4.9%
Parts, services and other	54,628	6.2%	53,849	6.8%	779	1.4%
Finance and insurance, net	66,289	7.5%	51,027	6.4%	15,262	29.9%
Subtotal	222,683	25.2%	197,179	24.7%	25,504	12.9%
Total gross profit	251,782	28.5%	222,296	27.9%	29,486	13.3%

Operating expenses:
Selling, general and administrative expenses	175,490	19.9%	160,388	20.1%	(15,102)	-9.4%
Depreciation and amortization	6,853	0.8%	5,891	0.7%	(962)	-16.3%
Gain on asset sales	(318)	0.0%	(24)	0.0%	294	1225.0%
Income from operations	69,757	7.9%	56,041	7.0%	13,716	24.5%
Other income (expense):
Floor plan interest expense	(5,302)	-0.6%	(5,142)	-0.6%	(160)	-3.1%
Other interest expense, net	(9,404)	-1.1%	(12,748)	-1.6%	3,344	26.2%
	(14,689)	-1.7%	(17,890)	-2.2%	3,201	17.9%
Income before income taxes	55,068	6.2%	38,151	4.8%	16,917	44.3%
Income tax expense	(5,627)	-0.6%	(371)	0.0%	(5,256)	-1416.7%
Net income	49,441	5.6%	37,780	4.7%	11,661	30.9%
Less: net income attributable to non-controlling interests	(41,988)	-4.8%	—	0.0%	(41,988)	-100.0%
Net income attributable to Camping World Holdings, Inc.	$7,453	0.8%	$37,780	4.7%	$(30,327)	-80.3%

Total revenue was $883.8 million for the three months ended March 31, 2017, an increase of $86.1 million, or 10.8%, as compared to $797.7 million for the three months ended March 31, 2016. The increase was primarily driven by the 30.9% increase in new vehicle unit sales in our Retail segment, partially offset by an 18.8% decrease in used vehicle unit sales primarily due to reduced inventory availability, resulting from fewer trades on new vehicle unit sales, and the distribution of the AutoMatch business in the three months ended June 30, 2016, as described below.

Consumer Services and Plans

Consumer Services and Plans revenue was $50.2 million for the three months ended March 31, 2017, an increase of $5.2 million, or 11.7%, as compared to $45.0 million for the three months ended March 31, 2016. The increased revenue was attributable to a $1.5 million increase in consumer show exhibit and admissions revenue resulting from the acquisition of five shows in the fourth quarter of 2016 and our new Good Sam RV Super Show introduced in February 2017; a $1.4 million increase from our clubs and roadside assistance programs primarily due to increased file size; a $1.4 million increase from our vehicle insurance and Good Sam TravelAssist programs primarily due to increased policies in force; and $0.9 million of other increases.

Consumer Services and Plans gross profit was $29.1 million for the three months ended March 31, 2017, an increase of $4.0 million, or 15.9%, as compared to $25.1 million for the three months ended March 31, 2016. This increase was primarily due to an increase from our vehicle insurance and Good Sam TravelAssist programs of $1.3 million primarily due to increased policies in force; increased roadside assistance contracts in force and reduced claims, together resulting in a gross profit increase of $1.2 million; an increase from our consumer shows of $0.7 million resulting from the five acquired shows and one new show; and a $0.8 million increase from other ancillary products. Gross margin increased 210 basis points to 57.9% primarily due to product mix and reduced program costs for roadside assistance, and increases from the vehicle insurance programs.

Retail:

New Vehicles

	Three Months Ended
	March 31, 2017		March 31, 2016		Favorable/
		Percent of		Percent of	(Unfavorable)
($ in thousands, except per vehicle data)	Amount	Revenue	Amount	Revenue	$	%

Revenue	$504,586	100.0%	$409,476	100.0%	$95,110	23.2%

Gross profit	66,438	13.2%	58,628	14.3%	7,810	13.3%

New vehicle unit sales	13,763		10,511		3,252	30.9%

New vehicle revenue was $504.6 million for the three months ended March 31, 2017, an increase of $95.1 million, or 23.2%, as compared to $409.5 million for the three months ended March 31, 2016. The increase was primarily due to a 30.9% increase in vehicle unit sales primarily attributable to a same store sales increase of 18.1% driven by increases in travel trailers, fifth wheels and Class C motorhome units. The balance of the increase was from new greenfield and acquired locations.

New vehicle gross profit was $66.4 million for the three months ended March 31, 2017, an increase of $7.8 million, or 13.3%, as compared to $58.6 million for the three months ended March 31, 2016. The increase was primarily due to the 30.9% increase in vehicle unit sales partially offset by a 13.5% decrease in average gross profit per unit from a product mix shift toward lower priced towable units. Gross margin decreased to 13.2% from 14.3% in the three months ended March 31, 2016.

Used Vehicles

	Three Months Ended
	March 31, 2017		March 31, 2016		Favorable/
		Percent of		Percent of	(Unfavorable)
($ in thousands, except per vehicle data)	Amount	Revenue	Amount	Revenue	$	%

Revenue	$146,471	100.0%	$178,763	100.0%	$(32,292)	-18.1%

Gross profit	35,328	24.1%	33,675	18.8%	1,653	4.9%

Used vehicle unit sales	6,516		8,022		(1,506)	-18.8%

Used vehicle revenue was $146.5 million for the three months ended March 31, 2017, a decrease of $32.3 million, or 18.1%, as compared to $178.8 million for the three months ended March 31, 2016. The decrease was primarily due to reduced inventory availability, resulting from fewer trades on new vehicle unit sales, and the elimination of the automobile unit business as a result of the distribution of the AutoMatch business during the three months ended June 30, 2016, driving an 18.8% decrease in used vehicle unit sales. Same store sales decreased by 10.5% with the remaining decrease driven by the disposition of the AutoMatch business.

Used vehicle gross profit was $35.3 million for the three months ended March 31, 2017, an increase of $1.7 million, or 4.9%, as compared to $33.7 million for the three months ended March 31, 2016. The increase was primarily attributable to increases for nearly all product types and elimination of lower margin auto sales upon the disposition of the AutoMatch business during the three months ended June 30, 2016, resulting in a 29.2% increase in gross profit per unit and a gross margin increase of 528 basis points, partially offset by an 18.8% decrease in vehicle unit sales.

Parts, Services and Other

	Three Months Ended
	March 31, 2017		March 31, 2016		Favorable/
		Percent of		Percent of	(Unfavorable)
($ in thousands, except per vehicle data)	Amount	Revenue	Amount	Revenue	$	%

Revenue	$116,223	100.0%	$113,484	100.0%	$2,739	2.4%

Gross profit	54,628	47.0%	53,849	47.5%	779	1.4%

Parts, services and other revenue was $116.2 million for the three months ended March 31, 2017, an increase of $2.7 million, or 2.4%, as compared to $113.5 million for the three months ended March 31, 2016. The increase was primarily attributable to increased sales and service hours, and parts and accessory sales related to increased volume of RV units sold, and the new greenfield and acquired locations, partially offset by a 1.1% decrease in same store sales.

Parts, services and other gross profit was $54.6 million for the three months ended March 31, 2017, an increase of $0.8 million, or 1.4%, as compared to $53.8 million for the three months ended March 31, 2016. The gross profit increase was primarily due to increased revenue. Gross margin decreased 45 basis points to 47.0%.

Finance and Insurance, net

	Three Months Ended
	March 31, 2017		March 31, 2016		Favorable/
		Percent of		Percent of	(Unfavorable)
($ in thousands, except per vehicle data)	Amount	Revenue	Amount	Revenue	$	%

Revenue	$66,289	100.0%	$51,027	100.0%	$15,262	29.9%

Gross profit	66,289	100.0%	51,027	100.0%	15,262	29.9%

Finance and insurance, net revenue and gross profit were each $66.3 million for the three months ended March 31, 2017, an increase of $15.3 million, or 29.9%, as compared to $51.0 million for the three months ended March 31, 2016. The increase was primarily due to incremental vehicle finance contracts assigned due to higher vehicle unit sales and higher finance and insurance sales penetration rates of travel trailer buyers resulting from a 26.1% increase in same store sales and the remainder from new greenfield and acquired locations. Finance and insurance, net revenue as a percentage of total new and used vehicle revenue increased to 10.2% for the three months ended March 31, 2017 from 8.7% for the comparable period in 2016.

Selling, general and administrative expenses

Selling, general and administrative expenses were $175.5 million for the three months ended March 31, 2017, an increase of $15.1 million, or 9.4%, as compared to $160.4 million for the three months ended March 31, 2016. The increase was due to increases of $9.1 million of wage-related expenses, primarily attributable to increased vehicle unit sales and the additional greenfield and acquired locations, $2.6 million of additional variable selling expense, $1.5 million of additional lease expense, and $1.9 million of store and corporate overhead expenses. Selling, general and administrative expenses as a percentage of total gross profit was 69.7% for the three months ended March 31, 2017, compared to 72.2% for the three months ended March 31, 2016, a decrease of 245 basis points.

Depreciation and amortization

Depreciation and amortization was $6.9 million for the three months ended March 31, 2017, an increase of $1.0 million, or 16.3%, as compared to $5.9 million for the three months ended March 31, 2016 primarily due to the addition of new greenfield and acquired locations.

Floor plan interest expense

Floor plan interest expense was $5.3 million for the three months ended March 31, 2017, an increase of $0.2 million, or 3.1%, as compared to $5.1 million for the three months ended March 31, 2016. The increase was primarily due to increased average outstanding amount payable under our Floor Plan Facility for the three months ended March 31, 2017 compared to the three months ended March 31, 2016, primarily resulting from an increased inventory level due to new dealership locations, and locations expecting higher unit sales, partially offset by a 7 basis point decrease in the average floor plan borrowing rate.

Other interest expense, net

Other interest expense, net was $9.4 million for the three months ended March 31, 2017, a decrease of $3.3 million, or 26.2%, as compared to $12.7 million for the three months ended March 31, 2016. The decrease was primarily due to a decrease in interest expense attributable to a decrease in average debt outstanding, and a 117 basis point decrease in the average interest rate.

Segment results

The following table sets forth a reconciliation of total segment income to consolidated income from operations before income taxes for each of our segments for the period presented:

	Three Months Ended
	March 31, 2017		March 31, 2016		Favorable/
		Percent of		Percent of	(Unfavorable)
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%
Revenue:
Consumer Services and Plans	$50,246	5.7%	$44,998	5.6%	$5,248	11.7%
Retail	833,569	94.3%	752,750	94.4%	80,819	10.7%
Total consolidated revenue	883,815	100.0%	797,748	100.0%	86,067	10.8%
Segment income:(1)
Consumer Services and Plans	26,253	3.0%	21,598	2.7%	4,655	21.6%
Retail	45,996	5.2%	35,810	4.5%	10,186	28.4%
Total segment income	72,249	8.2%	57,408	7.2%	14,841	25.9%
Corporate & other	(941)	-0.1%	(618)	-0.1%	(323)	-52.3%
Depreciation and amortization	(6,853)	-0.8%	(5,891)	-0.7%	(962)	-16.3%
Other interest expense, net	(9,404)	-1.1%	(12,748)	-1.6%	3,344	26.2%
Other non-operating expense, net	17	0.0%	—	0.0%	17	100.0%
Income from operations before income taxes	$55,068	6.2%	$38,151	4.8%	$16,917	44.3%

(1)	Segment income represents income for each of our reportable segments and is defined as income from operations before depreciation and amortization, plus floor plan interest expense.

Consumer Services and Plans segment revenue

Consumer Services and Plans segment revenue was $50.2 million for the three months ended March 31, 2017, an increase of $5.2 million, or 11.7%, as compared to $45.0 million for the three months ended March 31, 2016. The increased revenue was attributable to a $1.5 million increase in consumer show exhibit and admissions revenue resulting from the acquisition of five shows in the fourth quarter of 2016 and our new Good Sam RV Super Show introduced in February 2017; a $1.4 million increase from our clubs and roadside assistance programs primarily due to increased file size; a $1.4 million increase from our vehicle insurance and Good Sam TravelAssist programs primarily due to increased policies in force; and $0.9 million of other increases.

Retail segment revenue

Retail segment revenue was $833.6 million for the three months ended March 31, 2017, an increase of $80.8 million, or 10.7%, as compared to $752.8 million for the three months ended March 31, 2016. The increase was primarily due to the 30.9% increase in new vehicle unit volume which resulted from a 9.6% increase in same store sales, as described below, and the additions of the new greenfield and acquired locations.

Same store sales

Same store sales were $771.7 million for the three months ended March 31, 2017, an increase of $67.8 million, or 9.6%, as compared to $703.8 million for the three months ended March 31, 2016. The increase was primarily due to the increased volume of new towable units sold, and, to a lesser extent, revenue increases from finance and insurance, net, partially offset by a decrease in same store sales from used vehicle units sold.

Total segment income

Total segment income was $72.2 million for the three months ended March 31, 2017, an increase of $14.8 million, or 25.9%, as compared to $57.4 million for the three months ended March 31, 2016. The increase was primarily due to gross profit increases from finance and insurance, new vehicles and used vehicles, partially offset by increases in variable selling, general and administrative expenses. Total segment income margin increased 98 basis points to 8.2%.

Consumer Services and Plans segment income

Consumer Services and Plans segment income was $26.3 million for the three months ended March 31, 2017, an increase of $4.7 million, or 21.6%, as compared to $21.6 million for the three months ended March 31, 2016. The segment income increase was attributable to an increase from our vehicle insurance and Good Sam TravelAssist programs of $1.3 million primarily due to increased policies in force; increased roadside assistance contracts in force and reduced claims, together resulting in a gross profit increase of $1.2 million; an increase from our consumer shows of $0.7 million resulting from the five acquired shows and one new show; an $0.8 million increase from other ancillary products; and a $0.7 million reduction in selling, general and administrative expenses, primarily from reduced corporate sponsorships and other expenses. Consumer Services and Plans segment income margin increased 425 basis points to 52.2%, primarily due to a 210 basis point increase in Consumer Services and Plans gross margin resulting from increased volume of contracts sold and reduced program costs for roadside assistance; increases from the vehicle insurance programs; and a $0.7 million decrease in selling, general and administrative expenses.

Retail segment income

Retail segment income was $46.0 million for the three months ended March 31, 2017, an increase of $10.2 million, or 28.4%, as compared to $35.8 million for the three months ended March 31, 2016. The increase was primarily due to increased segment gross profit of $25.5 million primarily due to higher revenue and sales penetration of finance and insurance products, an increase of $7.8 million primarily from increased new vehicle unit volume of 3,252 units for the three months ended March 31, 2017 compared to the three months ended March 31, 2016, an increase of $1.7 million from used vehicles, and an increase of $0.8 million from parts, services and other; and $0.3 million from an increase in gain on asset sales; partially offset by increased selling, general and administrative expenses of $15.4 million primarily relating to increased variable wages relating to increased revenue, increased variable selling expense and increased rent relating to new stores; and a $0.2 million increase in floor plan interest expense relating to an increase in the average floor plan balance. Retail segment income margin increased 76 basis points to 5.5%, primarily due to increased penetration of the finance and insurance products to 10.2% of total new and used revenue, from 8.7% for the comparable prior year period, and decreased selling, general and administrative expenses as a percentage of gross profit of 214 basis points.

Corporate and other expenses

Corporate and other expenses were $0.9 million for the three months ended March 31, 2017, an increase of 53.2%, as compared to $0.6 million for the three months ended March 31, 2016. The increase was due to additional professional fees.

Liquidity and Capital Resources

General

Our primary requirements for liquidity and capital have been working capital, inventory management, acquiring and building new retail locations, including pre-opening expenses, the improvement and expansion of existing retail locations, debt service, distributions to holders of equity interests in CWGS, LLC and our Class A common stock, and general corporate needs. These cash requirements have been met through cash provided by operating activities, cash and cash equivalents, proceeds from our IPO, borrowings under our Existing Senior Secured Credit Facilities or previously under our Previous Senior Secured Credit Facilities, and borrowings under our Floor Plan Facility.

As a public company, additional future liquidity needs have included public company costs, the payment of regular and special cash dividends, the redemption right held by the Continuing Equity Owners that they may exercise from time to time (should we elect to exchange such common units for a cash payment), payments under the Tax Receivable Agreement, and state and federal taxes to the extent not sheltered as a result of the Tax Receivable Agreement. The Continuing Equity Owners may exercise such redemption right for as long as their common units remain outstanding. Although the actual timing and amount of any payments that may be made under the Tax Receivable Agreement will vary, we expect that the payments that we will be required to make to the Continuing Equity Owners and Crestview Partners II GP, L.P. will be significant. Any payments made by us to Continuing Equity Owners and Crestview Partners II GP, L.P. under the Tax Receivable Agreement will generally reduce the amount of overall cash flow that might have otherwise been available to us or to CWGS, LLC and, to the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, the unpaid amounts generally will be deferred and will accrue interest until paid by us; provided, however, that nonpayment for a specified period may constitute a material breach of a material obligation under the Tax Receivable Agreement and therefore may accelerate payments due under the Tax Receivable Agreement. For a discussion of the Tax Receivable Agreement, see Note 11 — Income Taxes to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

CWGS, LLC intends to make a regular quarterly cash distribution to its common unit holders, including us, of approximately $0.08 per common unit and we intend to use all of the proceeds from such distribution on our common units to pay a regular quarterly cash dividend of approximately $0.08 per share on our Class A common stock, subject to our discretion as the sole managing member of CWGS, LLC and the discretion of our board of directors. During the three months ended March 31, 2017, we paid a regular cash dividend of $0.08 per share of our Class A common stock. CWGS, LLC shall make cash distributions in accordance with the CWGS LLC Agreement in an amount sufficient for us to pay any expenses incurred by us in connection with the regular quarterly cash dividend, along with any of our other operating expenses and other obligations. In addition, we currently intend to pay a special cash dividend of all or a portion of the Excess Tax Distribution (as defined under “Dividend Policy” included in Part II, Item 5 of our Annual Report) to the holders of our Class A common stock from time to time subject to the discretion of our board of directors as described under “Dividend Policy.” During the three months ended March 31, 2017, we paid a special cash dividend of $0.0732 per share of our Class A common stock.

Notwithstanding our obligations under the Tax Receivable Agreement, we believe that our sources of liquidity and capital will be sufficient to finance our continued operations, growth strategy, regular quarterly cash dividends (as described above) and additional expenses we expect to incur as a public company for at least the next twelve months. However, we cannot assure you that our cash provided by operating activities, cash and cash equivalents or cash available under our Existing Revolving Credit Facility or our Floor Plan Facility will be sufficient to meet our future needs. If we are unable to generate sufficient cash flows from operations in the future, and if availability under our Existing Revolving Credit Facility or our Floor Plan

Facility is not sufficient, we may have to obtain additional financing. If we obtain additional capital by issuing equity, the interests of our existing stockholders will be diluted. If we incur additional indebtedness, that indebtedness may contain significant financial and other covenants that may significantly restrict our operations. We cannot assure you that we could obtain refinancing or additional financing on favorable terms or at all. See “Risk Factors — Risks Related to our Business — Our ability to operate and expand our business and to respond to changing business and economic conditions will depend on the availability of adequate capital” included in Part I, Item 1A of our Annual Report.

As of March 31, 2017 and December 31, 2016, we had working capital of $332.2, million and $266.8 million, respectively, including $174.7 million and $114.2 million, respectively, of cash and cash equivalents. Our working capital reflects the cash provided by deferred revenue and gains reported under current liabilities of $64.9 million and $68.6 million as of March 31, 2017 and December 31, 2016, respectively, which reduces working capital. Deferred revenue primarily consists of cash collected for club memberships in advance of services to be provided, which is deferred and recognized as revenue over the life of the membership. We use net proceeds from this deferred membership revenue to lower our long-term borrowings and finance our working capital needs.

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

We generate a disproportionately higher amount of our annual revenue in our second and third fiscal quarters, respectively, which include the spring and summer months. We incur additional expenses in the second and third fiscal quarters due to higher purchase volumes, increased staffing in our retail locations and program costs. If, for any reason, we miscalculate the demand for our products or our product mix during the second and third fiscal quarters, our sales in these quarters could decline, resulting in higher labor costs as a percentage of sales, lower margins and excess inventory, which could cause our annual results of operations to suffer and our stock price to decline.

Additionally, SG&A expenses as a percentage of gross profit tend to be higher in the first and fourth quarters due to the timing of acquisitions and the seasonality of our business. We prefer to acquire new retail locations in the first and fourth quarters of each year in order to provide time for the location to be re‑modeled and to ramp up operations ahead of the spring and summer months. The timing of our acquisitions in the first and fourth quarters, coupled with generally lower revenue in these quarters has resulted in SG&A expenses as a percentage of gross profit being higher in these quarters.

Cash Flow

The following table shows summary cash flows information for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
(In thousands)	2017	2016
Net cash provided by operating activities	$14,774	$(64,101)
Net cash used in investing activities	(91,122)	(72,804)
Net cash (used in) provided by financing activities	136,886	64,836
Net (decrease) increase in cash and cash equivalents	$60,538	$(72,069)

Operating activities.  Our cash flows from operating activities are primarily collections from contracts in transit and customers following the sale of new and used vehicles, as well as from the sale of retail parts, services and consumer services and plans. Contracts in transit represent amounts due from third-party lenders from whom pre-arranged agreements have been determined, and to whom the retail installment sales contracts have been assigned. Our primary uses of cash from operating activities are repayments of vehicle floor plan payables, payments to retail product suppliers, personnel-related expenditures, payments related to leased property, advertising, and various consumer services program costs.

Net cash provided by operating activities was $14.8 million for the three months ended March 31, 2017, an increase of $78.9 million from $64.1 million net cash used in operating activities for the three months ended March 31, 2016. The increase was primarily due to $53.3 million from slower growth in inventories, a $11.7 million increase in net income, a $5.6 million favorable change in prepaid expenses and other assets, a $5.1 million favorable change in accounts payable, accrued liabilities and checks in excess of bank balance, and $3.2 million from other favorable changes.

Investing activities.  Our investment in business activities primarily consists of expanding our operations through organic growth and the acquisition of retail locations. Substantially all of our new retail locations and capital expenditures have been financed using cash provided by operating activities and borrowings under our Existing Senior Secured Credit Facilities.

The table below summarizes our capital expenditures for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
(In thousands)	2017	2016
IT hardware and software	$990	$2,076
Greenfield retail locations	2,629	1,458
Existing retail locations	5,898	3,120
Corporate and other	512	369
Total capital expenditures	$10,029	$7,023

Our capital expenditures consist primarily of investing in greenfield retail locations, existing retail locations, information technology, hardware, and software. There were no material commitments for capital expenditures as of March 31, 2017.

Net cash used in investing activities was $91.1 million for the three months ended March 31, 2017. The $91.1 million of cash used in investing activities included $75.4 million for the acquisition of four retail locations, comprised of $29.6 million of inventory, $45.8 million of goodwill and intangibles, $0.5 million of property and equipment, less $0.5 million of accrued liabilities and customer deposits, in addition to $10.0 million of capital expenditures and $6.0 million for the purchase of real property, partially offset by proceeds from the sale of property and equipment of approximately $0.3 million.

Net cash used in investing activities was $72.8 million for the three months ended March 31, 2016. The $72.8 million of cash used in investing activities included $60.3 million for the acquisition of four retail locations comprised of approximately $1.0 million of accounts receivable, $26.0 million of inventory, $34.8 million of goodwill, $0.6 million of property and equipment, and $0.2 million of other assets, less $2.3 million of accrued liabilities and customer deposits, in addition to $7.0 million of capital expenditures, and $9.5 million for the purchase of real property, partially offset by proceeds from the sale and leaseback of real property and property and equipment of approximately $1.3 million and $2.7 million, respectively.

Financing activities.  Our financing activities primarily consist of proceeds from the issuance of debt and the repayment of principal and debt issuance costs.

Our net cash provided by financing activities was $136.9 million for the three months ended March 31, 2017. The $136.9 million of cash provided by financing activities was primarily due to $94.8 million of proceeds from long-term debt and $70.3 million of borrowings under the Floor Plan Facility, partially offset by $21.9 million of non-controlling interest member distributions, $2.9 million of dividends paid on Class A common stock, $1.9 million of principal payments under the Existing Term Loan Facility, and other financing uses of $1.5 million during the three months ended March 31, 2017.

Our net cash provided by financing activities was $64.8 million for the three months ended March 31, 2016. The $64.8 million of cash provided by financing activities was primarily due to $103.9 of borrowings under the Floor Plan Facility, partially offset by $28.6 million of member distributions, $10.0 million of principal payments under the Existing Term Loan Facility, and other financing uses of $0.5 million during the three months ended March 31, 2016.

Description of Senior Secured Credit Facilities and Floor Plan Facility

As of March 31, 2017 and December 31, 2016, we had outstanding debt in the form of our credit agreement that included a $740.0 million and $645.0 million term loan (the ‘‘Existing Term Loan Facility’’), respectively, and $35.0 million of commitments for revolving loans (the ‘‘Existing Revolving Credit Facility’’ and, together with the Existing Term Loan Facility, the ‘‘Existing Senior Secured Credit Facilities’’) and our floor plan financing facility with $1.165 billion in maximum borrowing availability and a letter of credit commitment of $15.0 million (the ‘‘Floor Plan Facility’’). We may from time to time seek to refinance, retire or exchange our outstanding debt. Such refinancings, repayments or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. In the past, we have used interest rate swap derivatives to diversify our debt portfolio between fixed and variable rate instruments. For additional information regarding our interest rate risk and interest rate hedging instruments, see “Quantitative and Qualitative Disclosures About Market Risk” in Part I, Item 3 of this Form 10-Q.

Existing Senior Secured Credit Facilities

The following table details the outstanding amounts and available borrowings under our Existing Senior Secured Credit Facilities as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31,	December 31,
	2017	2016
Existing Senior Secured Credit Facilities:
Existing Term Loan Facility:
Principal amount of borrowings	$740,000	$645,000
Less: cumulative principal payments	(1,850)	—
Less: unamortized original issue discount	(6,329)	(6,349)
Less: finance costs	(12,624)	(11,898)
	719,197	626,753
Less: current portion	(7,400)	(6,450)
Long-term debt, net of current portion	$711,797	$620,303
Existing Revolving Credit Facility:
Total commitment	$35,000	$35,000
Less: outstanding letters of credit	(3,237)	(3,237)
Additional borrowing capacity	$31,763	$31,763

On March 17, 2017, CWGS Group, LLC (the “Borrower”), a wholly-owned subsidiary of CWGS, LLC,  entered into a First Amendment (the “First Amendment”) to the Credit Agreement, dated as of November 8, 2016 (as amended, the "Existing Credit Agreement"). Per the terms of the First Amendment, the Borrower’s $645.0 million term loan facility was increased by $95.0 million to $740.0 million. The proceeds from the additional borrowings was and is intended to be used to purchase dealerships within FreedomRoads. No other terms of the Credit Agreement were amended.

See our Annual Report for a further discussion of the terms of the Existing Senior Secured Credit Facilities.

Floor Plan Facility

The following table details the outstanding amounts and available borrowings under our Floor Plan Facility as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31,	December 31,
	2017	2016
Floor Plan Facility:
Notes payable — floor plan:
Total commitment	$1,165,000	$1,165,000
Less: borrowings	(695,533)	(625,185)
Additional borrowing capacity	$469,467	$539,815
Letters of credits:
Total commitment	$15,000	$15,000
Less: outstanding letters of credit	(8,020)	(8,020)
Additional borrowing capacity	$6,980	$6,980

See our Annual Report for a further discussion of the terms of the Floor Plan Facility.

Sale/Leaseback Arrangements

We have in the past and may in the future enter into sale‑leaseback transactions to finance certain property acquisitions and capital expenditures, pursuant to which we sell property and/or leasehold improvements to third parties and agree to lease those assets back for a certain period of time. Such sales generate proceeds which vary from period to period.

Deferred Revenue and Gains

Deferred revenue and gains consist of our sales for products not yet recognized as revenue at the end of a given period and deferred gains on sale-leaseback and derecognition of right to use asset transactions. Our deferred revenue and deferred gains as of March 31, 2017 were $106.0 million and $12.1 million, respectively. Deferred revenue is expected to be recognized as revenue and deferred gains are expected to be recognized ratably over the lease terms as an offset to rent expense.

Off-Balance Sheet Arrangements

As of March 31, 2017, we did not have any off-balance sheet arrangements, except for operating leases entered into in the normal course of business.

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

There has been no material change in our critical accounting policies from those previously reported and disclosed in our Annual Report.

Recent Accounting Pronouncements

See Note 1 to our unaudited condensed consolidated financial statements in Item 1 of Part I of this Form 10-Q.

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

Interest Rate Risk

Our operating results are subject to risk from interest rate fluctuations on our Existing Senior Secured Credit Facilities and our Floor Plan Facility, which carries variable interest rates. Interest rate risk is the exposure to loss resulting from changes in the level of interest rates and the spread between different interest rates. Our Existing Senior Secured Credit Facilities includes the Existing Term Loan Facility and the Existing Revolving Credit Facility with advances tied to a borrowing base and which bear interest at variable rates. Additionally, under our Floor Plan Facilities we have the ability to draw on revolving floor plan arrangements, which bear interest at variable rates. Because our Existing Senior Secured Credit Facilities and Floor Plan Facility bear interest at variable rates, we are exposed to market risks relating to changes in interest rates. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. As of March 31, 2017, we had no outstanding borrowings under our Existing Revolving Credit Facility aside from letters of credit in the aggregate amount of $3.2 million outstanding under the Existing Revolving Credit Facility, $719.2 million of variable rate debt outstanding under our Existing Term Loan Facility, net of $6.3 million of unamortized original issue discount and $12.6 million of finance costs, and $695.5 million in outstanding borrowings under our Floor Plan Facility. Based on March 31, 2017 debt levels, an increase or decrease of 1% in the effective interest rate would cause an increase or decrease in interest expense under our Existing Term Loan Facility of $7.4 million and $1.7 million, respectively, over the next 12 months and an increase or decrease of 1% in the effective rate would cause an increase or decrease in interest under our Floor Plan Facility of approximately $7.0 million over the next 12 months. We do not use derivative financial instruments for speculative or trading purposes, but this does not preclude our adoption of specific hedging strategies in the future.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive

Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2017.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control performed during the fiscal quarter ended March 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to our risk factors as previously disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission on March 13, 2017.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On October 13, 2016, we completed the IPO of our Class A common stock pursuant to a Registration Statement (File No. 333-211977), which was declared effective on October 6, 2016.

Under the Registration Statement, on October 13, 2016 we sold 11,363,636 shares of our Class A common stock at a price of $22.00 per share. Additionally, under the Registration Statement, on November 9, 2016, we sold an additional 508,564 shares of our Class A common stock at a price of $22.00 per share pursuant to the underwriters’ exercise of their option, in part, to purchase additional shares of our Class A common stock. We used all of the net proceeds to make a capital contribution to CWGS, LLC in exchange for 11,872,200 common units of CWGS, LLC. CWGS, LLC used (i) $200.4 million of the capital contribution to repay a portion of the then outstanding borrowings under the Previous Term Loan Facility, (ii) $5.9 million for additional expenses relating to the IPO, and (iii) the remaining $37.5 million for acquisitions of dealerships.

There was no material change in the use of proceeds as described in our prospectus, dated October 6, 2016, filed with the Securities and Exchange Commission (“SEC”) in accordance with Rule 424(b) of the Securities Act of 1933, as amended, on October 11, 2016.

Item 3:  Defaults Upon Senior Securities

None.

Item 4:  Mine Safety Disclosures

Not applicable.

Item 5:  Other Information

None.

Item 6:  Exhibits

See the Exhibits Index immediately following the signature page of this Quarterly Report on Form 10‑Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Camping World Holdings, Inc.

Date: May 4, 2017	By:	/s/ Thomas F. Wolfe
Thomas F. Wolfe
Chief Financial Officer and Secretary

(Authorized Officer and Principal Financial Officer)

Exhibits Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Camping World Holdings, Inc.	10-Q	001-37908	3.1	11/10/16

3.2	Amended and Restated Bylaws of Camping World Holdings, Inc.	10-Q	001-37908	3.2	11/10/16

4.1	Specimen Stock Certificate evidencing the shares of Class A common stock	S-1/A	333‑211977	4.1	9/13/16

10.1	First Amendment to Credit Agreement, dated March 17, 2017, by and among CWGS Enterprises, LLC, as holdings, CWGS Group, LLC, as borrower, certain of CWGS Enterprises, LLC's existing and future domestic subsidiaries as subsidiary guarantors, the lenders party thereto and Goldman Sachs Bank USA, as administrative agent	8-K	001-37908	10.1	3/17/17

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer					*

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer					*

32.1	Section 1350 Certification of Chief Executive Officer					**

32.2	Section 1350 Certification of Chief Financial Officer					**

101.INS	XBRL Instance Document					***

101.SCH	XBRL Taxonomy Extension Schema Document					***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					***

101.DEF	XBRL Extension Definition Linkbase Document					***

101.LAB	XBRL Taxonomy Label Linkbase Document					***

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					***

*     Filed herewith

**    Furnished herewith

***   Submitted electronically herewith