Form 10-Q
period 2017-06-30
Camping World Holdings, Inc.
filed 2017-08-10
CIK 1669779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington,  D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 8, 2017, the registrant had 29,419,813 shares of Class A common stock, 57,031,184 shares of Class B common stock and one share of Class C common stock outstanding.

Camping World Holdings, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended June 30, 2017

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts contained in this Form 10-Q may be forward-looking statements. Statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, including, among others, statements regarding expected new retail location openings, including greenfield locations and acquired locations; profitability of new retail locations; future capital expenditures and debt service obligations; refinancing, retirement or exchange of outstanding debt; expectations regarding consumer behavior and growth; our comparative advantages and our plans and ability to expand our consumer base; our ability to respond to changing business and economic conditions; volatility in sales; our ability to drive growth; anticipated impact of the acquisition of Gander Mountain Company (“Gander Mountain”) and its Overton’s boating business (the “Gander Mountain Acquisition”); the number of Gander Mountain locations the Company expects to operate; expectations regarding assumption and rejection of leases for the locations acquired under the Gander Mountain Acquisition; and expectations regarding increase of certain expenses are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘expects,’’ ‘‘plans,’’ ‘‘anticipates,’’ ‘‘could,’’ ‘‘intends,’’ ‘‘targets,’’ ‘‘projects,’’ ‘‘contemplates,’’ ‘‘believes,’’ ‘‘estimates,’’ ‘‘predicts,’’ ‘‘potential’’ or ‘‘continue’’ or the negative of these terms or other similar expressions.

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

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(In Thousands Except Per Share Amounts)

	June 30,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$252,161	$114,196
Contracts in transit	86,114	29,012
Accounts receivable, net	73,164	58,488
Inventories, net	1,106,098	909,254
Prepaid expenses and other assets	24,189	21,755
Total current assets	1,541,726	1,132,705
Property and equipment, net	151,965	130,760
Deferred tax assets, net	243,185	125,878
Intangibles assets, net	21,785	3,386
Goodwill	289,884	153,105
Other assets	17,871	17,931
Total assets	$2,266,416	$1,563,765
Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$142,236	$68,655
Accrued liabilities	115,374	78,044
Deferred revenues and gains	69,920	68,643
Current portion of capital lease obligations	985	1,224
Current portion of tax receivable agreement liability	6,469	991
Current portion of long-term debt	7,400	6,450
Notes payable – floor plan, net	780,905	625,185
Other current liabilities	24,812	16,745
Total current liabilities	1,148,101	865,937
Capital lease obligations, net of current portion	389	841
Right to use liability	10,270	10,343
Tax receivable agreement liability, net of current portion	86,857	18,190
Long-term debt, net of current portion	710,649	620,303
Deferred revenues and gains	56,301	52,210
Other long-term liabilities	31,688	24,156
Total liabilities	2,044,255	1,591,980
Commitments and contingencies
Stockholders' equity (deficit):
Preferred stock, par value $0.01 per share – 20,000,000 shares authorized; none issued and outstanding as of June 30, 2017 and December 31, 2016	—	—
Class A common stock, par value $0.01 per share – 250,000,000 shares authorized; 29,061,464 issued and 29,061,420 outstanding as of June 30, 2017 and 18,935,916 issued and outstanding as of December 31, 2016	291	189
Class B common stock, par value $0.0001 per share – 75,000,000 shares authorized; 69,066,445 issued; and 57,031,184 outstanding as of June 30, 2017 and 62,002,729 outstanding as of December 31, 2016	6	6
Class C common stock, par value $0.0001 per share – one share authorized, issued and outstanding as of June 30, 2017 and December 31, 2016	—	—
Additional paid-in capital	153,071	74,239
Retained earnings	20,068	544
Total stockholders' equity attributable to Camping World Holdings, Inc.	173,436	74,978
Non-controlling interests	48,725	(103,193)
Total stockholders' equity (deficit)	222,161	(28,215)
Total liabilities and stockholders' equity (deficit)	$2,266,416	$1,563,765

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(In Thousands Except Per Share Amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenue:
Consumer services and plans	$48,103	$45,428	$98,349	$90,426
Retail
New vehicles	762,876	578,289	1,267,462	987,765
Used vehicles	196,522	216,526	342,993	395,289
Parts, services and other	174,196	157,742	290,419	271,226
Finance and insurance, net	100,970	69,870	167,259	120,897
Subtotal	1,234,564	1,022,427	2,068,133	1,775,177
Total revenue	1,282,667	1,067,855	2,166,482	1,865,603
Costs applicable to revenue (exclusive of depreciation and amortization shown separately below):
Consumer services and plans	20,560	19,237	41,707	39,118
Retail
New vehicles	650,850	495,159	1,088,998	846,007
Used vehicles	143,497	170,934	254,640	316,022
Parts, services and other	94,951	83,041	156,546	142,676
Subtotal	889,298	749,134	1,500,184	1,304,705
Total costs applicable to revenue	909,858	768,371	1,541,891	1,343,823
Operating expenses:
Selling, general, and administrative	228,444	190,323	403,934	350,711
Depreciation and amortization	7,584	6,034	14,437	11,925
Loss (gain) on sale of assets	31	(224)	(287)	(248)
Total operating expenses	236,059	196,133	418,084	362,388
Income from operations	136,750	103,351	206,507	159,392
Other income (expense):
Floor plan interest expense	(6,587)	(5,387)	(11,889)	(10,529)
Other interest expense, net	(10,557)	(12,577)	(19,961)	(25,325)
Other income	—	(2)	17	(2)
	(17,144)	(17,966)	(31,833)	(35,856)
Income before income taxes	119,606	85,385	174,674	123,536
Income tax expense	(14,284)	(1,979)	(19,911)	(2,350)
Net income	$105,322	83,406	154,763	121,186
Less: net income attributable to non-controlling interests	(85,917)	—	(127,905)	—
Net income attributable to Camping World Holdings, Inc.	$19,405	$83,406	$26,858	$121,186

Earnings per share of Class A common stock (1):
Basic	$0.84		$1.28
Diluted	$0.84		$1.24
Weighted average shares of Class A common stock outstanding (1):
Basic	22,977		20,973
Diluted	22,977		84,673

Dividends declared per share	$0.1532		$0.3064

(1)	Basic and diluted earnings per Class A common stock is applicable only for periods after the Company’s IPO. See Note 16 — Earnings Per Share.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statement of Stockholders' Equity (Deficit)

(In Thousands)

							Additional		Non-
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Paid-In	Retained	Controlling
	Shares	Amounts	Shares	Amounts	Shares	Amounts	Capital	Earnings	Interest	Total
Balance at January 1, 2017	18,936	189	62,003	6	—	—	74,239	544	(103,193)	(28,215)
Issuance of Class A common stock sold in a public offering, net of underwriting discounts, commissions and offering costs	4,600	46	—	—	—	—	121,425	—	—	121,471
Non-controlling interest adjustment for purchase of common units from CWGS, LLC with proceeds from a public offering	—	—	—	—	—	—	(53,648)	—	87,203	33,555
Equity-based compensation	—	—	—	—	—	—	1,588	—	—	1,588
Vesting of restricted stock units	—	—	—	—	—	—	—	—	—	—
Repurchases of Class A common stock	—	—	—	—	—	—	—	—	—	—
Redemption of LLC common units for Class A common stock	5,525	56	(4,972)	—	—	—	55,623	—	6,014	61,693
Distributions to holders of LLC common units	—	—	—	—	—	—	—	—	(69,335)	(69,335)
Dividends	—	—	—	—	—	—	—	(7,334)	—	(7,334)
Deferred tax adjustments related to tax receivable agreement	—	—	—	—	—	—	(45,750)	—	—	(45,750)
Non-controlling interest adjustment	—	—	—	—	—	—	(405)	—	130	(275)
Net income	—	—	—	—	—	—	—	26,858	127,905	154,763
Balance at June 30, 2017	29,061	$291	57,031	$6	—	$—	$153,072	$20,068	$48,724	$222,161

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(In Thousands)

	Six Months Ended June 30,
	2017	2016
Operating activities
Net income	$154,763	$121,186

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,437	11,925
Equity-based compensation	1,588	60
Gain on sale of assets	(287)	(248)
Provision for losses on accounts receivable	(45)	506
Accretion of original issue discount	481	606
Non-cash interest	2,188	2,498
Deferred income taxes	6,281	1,472
Gain on remeasurement of tax receivable agreement	(17)	—
Change in assets and liabilities, net of acquisitions:
Receivables and contracts in transit	(70,211)	(47,874)
Inventories	(103,906)	(41,964)
Prepaid expenses and other assets	(3,695)	(8,164)
Checks in excess of bank balance	—	(7,478)
Accounts payable and other accrued expenses	113,636	77,478
Payment pursuant to tax receivable agreement	(203)	—
Accrued rent for cease-use locations	72	(148)
Deferred revenue and gains	5,368	3,627
Other, net	6,753	943
Net cash provided by operating activities	127,203	114,425

Investing activities
Purchases of property and equipment	(23,164)	(17,217)
Purchase of real property	(11,113)	(10,350)
Proceeds from the sale of real property	6,000	2,844
Purchases of businesses, net of cash acquired	(252,092)	(60,251)
Proceeds from sale of property and equipment	414	2,852
Net cash used in investing activities	$(279,955)	$(82,122)

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(In Thousands)

	Six Months Ended June 30,
	2017	2016

Financing activities
Proceeds from long-term debt	$94,762	$—
Payments on long-term debt	(3,700)	(31,885)
Net borrowings on notes payable – floor plan, net	155,720	25,151
Borrowings on revolver	—	12,000
Payments on revolver	—	(12,000)
Payments of principal on capital lease obligations	(691)	(762)
Payments of principal on right to use liability	(73)	(113)
Payment of debt issuance costs	(1,176)	—
Proceeds from issuance of Class A common stock sold in a public offering net of underwriter discounts and commissions	122,544	—
Dividends on Class A common stock	(7,334)	—
Members' distributions	(69,335)	(77,653)
Net cash provided by (used in) financing activities	290,717	(85,262)

Increase (decrease) in cash	137,965	(52,959)
Cash at beginning of the period	114,196	92,025
Cash at end of the period	$252,161	$39,066

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2017

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

The condensed consolidated financial statements as of and for the three and six months ended June 30, 2017 are unaudited. The condensed consolidated balance sheet as of December 31, 2016 has been derived from the audited financial statements at that date but does not include all of the disclosures required by GAAP. These interim condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (the “Annual Report”) filed with the SEC on March 13, 2017. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.

CWH was formed on March 8, 2016 as a Delaware corporation for the purpose of facilitating an initial public offering (the “IPO”) and other related transactions in order to carry on the business of CWGS Enterprises, LLC (“CWGS, LLC”). CWGS, LLC was formed in March 2011 when it received, through contribution from its then parent company, all of the membership interests of Affinity Group Holding, LLC and FreedomRoads Holding Company, LLC (“FreedomRoads”). The IPO and related reorganization transactions (the “Reorganization Transactions”) that occurred on October 6, 2016 resulted in CWH as the sole managing member of CWGS, LLC, with CWH having sole voting power in and control of the management of CWGS, LLC. Despite its position as sole managing member of CWGS, LLC, CWH has a minority economic interest in CWGS, LLC. As of June 30, 2017, CWH owned 32.9% of CWGS, LLC. Accordingly, the Company consolidates the financial results of CWGS, LLC and reports a non-controlling interest in its consolidated financial statements. As the Reorganization Transactions are considered transactions between entities under common control, the financial statements for the periods prior to the IPO and related Reorganization Transactions have been adjusted to combine the previously separate entities for presentation purposes.

The Company does not have any components of other comprehensive income recorded within its consolidated financial statements, and, therefore, does not separately present a statement of comprehensive income in its consolidated financial statements.

Description of the Business

CWGS, LLC is a holding company and operates through its subsidiaries. The operations of the Company consist of two primary businesses: (i) Consumer Services and Plans, and (ii) Retail. The Company provides consumer services and plans offerings through its Good Sam brand and the Company primarily provides its retail offerings through its Camping World brand. Within the Consumer Services and Plans segment, the Company primarily derives revenue from the sale of the following offerings: emergency roadside assistance; property and casualty insurance programs; travel assist programs; extended vehicle service contracts; co-branded credit cards; vehicle financing and refinancing; club memberships; and publications and directories. Within the Retail segment, the Company primarily derives revenues from the sale of the following products: new vehicles; used vehicles; parts and service, including recreational vehicle (“RV”) accessories and supplies; camping, hunting, fishing, marine and watersport equipment and supplies; and

finance and insurance. The Company primarily operates in various regions throughout the United States and markets its products and services to RV owners and outdoor enthusiasts. At June 30, 2017, the Company operated 137 Camping World retail locations, of which 120 locations sell new and used RVs, and offer financing, ancillary services, protection plans, and other products for the RV purchasers and outdoor enthusiasts, and two Overton’s locations offering marine and watersports products.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The FASB has subsequently issued several related ASUs that clarified the implementation guidance for certain aspects of ASU 2014-09, which are effective upon the adoption of ASU 2014-09. This ASU sets forth a five-step model for determining when and how revenue is recognized. Under the model, an entity will be required to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. The amendments in this accounting standard update are effective for interim and annual reporting periods beginning after December 15, 2017. The standard can be adopted either retrospectively to each reporting period presented or as a cumulative effect adjustment as of the date of adoption. To assess the impact of the ASU, the Company established an internal implementation team to review its current accounting policies and practices, identify all material revenue streams, assess the impact of the ASU on its material revenue streams and identify potential differences with current policies and practices. The Company’s internal implementation team is in the process of performing its initial review of the likely impacts that the application of the amendments in this ASU will have on its consolidated financial statements. The team has identified the Company’s material revenue streams to be the sale of new and used vehicles; the sale of parts, RV accessories, and supplies; the performance of vehicle maintenance and repair services; the arrangement of associated vehicle financing; the sale of insurance and emergency roadside assistance contracts; and the sale of club memberships. The team has begun its review of a sample of associated contracts and other related documents, but currently, has not quantified and estimated impact of changes, if any, to its current revenue recognition policies and practices. The Company’s implementation team is in the preliminary stages of evaluating the additional disclosure requirements of the ASU, as well as the change, if any, to the Company’s underlying accounting and financial reporting systems and processes necessary to support the recognition and disclosure requirements. The Company expects to identify and implement the necessary changes, if any, during 2017. The Company currently expects to adopt the amendments of this ASU as of January 1, 2018, as a cumulative effect adjustment as of the date of adoption, but will not make a final decision on the adoption method until later in 2017.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”). The amendments in ASU 2017-09 require entities to apply modification accounting in Topic 718 only when changes to the terms or conditions of a share-based payment award result in changes to fair value, vesting conditions or the classification of the award as equity or liability. The standard will be effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The guidance will be applied prospectively upon adoption. The Company does not expect the adoption will have a material impact on its consolidated financial statements or results of operations; however, the amount of the impact to equity-based compensation expense will depend on the terms specified in any new changes to the equity-based payment awards, if any. The Company plans to early adopt this ASU on October 1, 2017.

2. Inventories, Net and Floor Plan Payable

Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2017	2016
New RV vehicles	$903,834	$727,634
Used RV vehicles	75,826	78,787
Parts, accessories and miscellaneous	126,438	102,833
	$1,106,098	$909,254

New and used vehicles included in retail inventories are primarily financed by floor plan arrangements through a syndication of banks. The floor plan notes are collateralized by substantially all of the assets of FreedomRoads, LLC (“FR”), a wholly owned subsidiary of FreedomRoads, which operates the Camping World dealerships, and bear interest at one month London Interbank Offered Rate (“LIBOR”) plus 2.15% as of June 30, 2017 and 2.05% as of December 31, 2016. LIBOR, as defined, was 1.05% at June 30, 2017 and 0.62% as of December 31, 2016. Principal is due upon the sale of the related vehicle.

In August 2015, FR entered into a Sixth Amended and Restated Credit Agreement for floor plan financing (“Floor Plan Facility”) to extend the maturity date to August 2018. On July 1, 2016, FR entered into Amendment No. 1 to the Sixth Amended and Restated Credit Agreement for the Floor Plan Facility to, among other things, increase the available amount under the Floor Plan Facility from $880.0 million to $1.18 billion, amend the applicable borrowing rate margin on LIBOR and base rate loans ranging from 2.05% to 2.50% and 0.55% and 1.00%, respectively, based on the consolidated current ratio at FR, and extend the maturity date to June 30, 2019. The letter of credit commitment within the Floor Plan Facility remained at $15.0 million. The Floor Plan Facility includes an offset account that allows the Company to transfer cash as an offset to the payable under the Floor Plan Facility. These transfers reduce the amount of liability outstanding under the floor plan notes payable that would otherwise accrue interest, while retaining the ability to transfer amounts from the offset account into the Company’s operating cash accounts. When the Company uses the floor plan offset account, the Company experiences a reduction in floor plan interest expense in its consolidated statements of income. The credit agreement governing the Floor Plan Facility contains certain financial covenants. FR was in compliance with all debt covenants at June 30, 2017 and December 31, 2016.

At June 30, 2017 and December 31, 2016, the principal amount outstanding under the Floor Plan Facility was $780.9 million and $625.2 million, respectively, which was net of the floor plan offset account of $86.5 million and $68.5 million, respectively.

3. Goodwill and Intangible Assets

Goodwill

The following is a summary of changes in the Company’s goodwill by reportable segments for the six months ended June 30, 2017 (in thousands):

	Consumer
	Services and
	Plans	Retail	Consolidated
Balance as of December 31, 2016	$49,944	$103,161	$153,105
Acquisitions (1)	—	136,779	136,779
Balance as of June 30, 2017	$49,944	$239,940	$289,884

(1)	See Note 9 — Acquisitions.

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

Intangible Assets

Finite-lived intangible assets and related accumulated amortization consisted of the following at June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017
	Cost or	Accumulated
	Fair Value	Amortization	Net
Trademarks and trade names	$17,900	$(115)	$17,785
Membership and customer lists	10,808	(6,808)	4,000
	$28,708	$(6,923)	$21,785

	December 31, 2016
	Cost or	Accumulated
	Fair Value	Amortization	Net
Membership and customer lists	$9,485	$(6,099)	$3,386
	$9,485	$(6,099)	$3,386

The trademarks and trade names have a useful life of fifteen years. The membership and customer lists have weighted-average useful lives of approximately six years.

4. Long-Term Debt

Long-term debt consists of the following (in thousands):

	June 30,	December 31,
	2017	2016
Term Loan Facility (1)	$718,049	$626,753
Less: current portion	(7,400)	(6,450)
	$710,649	$620,303

(1)

Net of $6.1 million and $6.3 million of original issue discount at June 30, 2017 and December 31, 2016, respectively, and $12.1 million and $11.9 million of finance costs at June 30, 2017 and December 31, 2016, respectively.

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

The Existing Revolving Credit Facility matures on November 8, 2021, and the Existing Term Loan Facility matures on November 8, 2023. The funds available under the Existing Revolving Credit Facility may be utilized for borrowings or letters of credit; however, a maximum of $15.0 million may be allocated to such letters of credit. As of June 30, 2017, the interest rate on the term debt was 4.84%. As of June 30, 2017 and December 31, 2016, the Company had available borrowings of $31.8 million and $31.8 million, respectively, and letters of credit in the aggregate amount of $3.2 million and $3.2 million outstanding, respectively, under the Existing Revolving Credit Facility. As of June 30, 2017 and December 31, 2016, the principal balance of $736.3 million and $645.0 million, respectively, was outstanding under the Existing Term Loan Facility and no amounts were outstanding on the Existing Revolving Credit Facility.

CWGS, LLC and CWGS Group, LLC have no revenue-generating operations of their own. Their ability to meet the financial obligations associated with the Existing Senior Secured Credit Facilities is dependent on the earnings and cash flows of its operating subsidiaries, primarily Good Sam Enterprises, LLC and FR, and their ability to upstream dividends. The Existing Senior Secured Credit Facilities are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by each of the Company’s existing and future domestic restricted subsidiaries with the exception of FR and its subsidiaries. The Existing Senior Secured Credit Facilities contain certain restrictive covenants including, but not limited to, mergers, changes in the nature of the business, acquisitions, additional indebtedness, sales of assets, investments, and the prepayment of dividends subject to certain limitations and minimum operating covenants. The Company was in compliance with all debt covenants at June 30, 2017 and December 31, 2016.

5. Right to Use Liabilities

The Company leases operating facilities throughout the United States. The Company analyzes all leases in accordance with Accounting Standards Codification (“ASC”) 840 — Leases. The Company has included the right to use assets in property and equipment, net, as follows (in thousands):

	June 30,	December 31,
	2017	2016
Right to use assets	$10,673	$10,673
Accumulated depreciation	(796)	(667)
	$9,877	$10,006

The following is a schedule by year of the future changes in the right to use liabilities as of June 30, 2017 (in thousands):

2017	$436
2018	583
2019	486
2020	486
2021	487
Thereafter (1)	13,813
Total minimum lease payments	16,291
Amounts representing interest	(6,021)
Present value of net minimum right to use liability payments	$10,270

(1)	Includes $5.0 million of scheduled derecognition of right to use liabilities upon the reduction in lease deposits to less than two months’ rent.

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

	Fair Value	6/30/2017		12/31/2016
($ in thousands)	Measurement	Carrying Value	Fair Value	Carrying Value	Fair Value
Term Loan Facility	Level 2	$718,049	$739,061	$626,753	$649,838

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

8. Statement of Cash Flows

Supplemental disclosures of cash flow information for the following periods (in thousands):

	Six Months Ended
	June 30,	June 30,
	2017	2016
Cash paid (received) during the period for:
Interest	$30,454	$33,833
Income taxes	13,538	880
Non-cash investing activities:
Derecognized property and equipment for leases that qualified as operating leases after completion of construction	—	(15,390)
Property and equipment acquired through third-party capital lease arrangements		2,007
Leasehold improvements paid by lessor	857	—
Vehicles transferred to property and equipment from inventory	1,238	433
Non-cash financing activities:
Derecognized right to use liabilities for leases that qualified as operating leases after completion of construction	—	(15,393)
Third-party capital lease arrangements to acquire property and equipment		2,007
Non-cash distribution of equity interest in AutoMatch USA, LLC, an indirect wholly-owned subsidiary of the Company		(38,838)
Class A common stock issued in exchange for common units in CWGS, LLC	56	—
Class A common stock issued for vested restricted stock units	—	—

9. Acquisitions

Dealerships and Consumer Shows

During the six months ended June 30, 2017 and 2016, subsidiaries of the Company acquired the assets of multiple dealership locations and consumer shows. The Company used a combination of cash, floor plan financing, and additional borrowing on the Existing Term Loan Facility in March 2017 (see Note 4 — Long-term Debt) to complete the acquisitions. The acquired businesses were recorded at their estimated fair values under the acquisition method of accounting. The balance of the purchase prices in excess of the fair values of net assets acquired were recorded as goodwill.

For the six months ended June 30, 2017, concurrent with the acquisition of dealership businesses, the Company purchased real properties for $11.1 million from related parties of the sellers and sold a real property to a third party in a sale-leaseback transaction for $6.0 million. For the six months ended June 30, 2016, concurrent with the acquisition of dealership businesses, the Company purchased real properties for $10.4 million from related parties of the sellers. For the six months ended June 30, 2016, the Company sold other real properties to a third party in sale-leaseback transactions for $2.8 million.

The estimated fair values of the assets acquired and liabilities assumed for the acquisitions of dealerships and consumer shows consist of the following:

	Six Months Ended June 30,		Estimated
($ in thousands)	2017	2016	Life
Tangible assets (liabilities) acquired (assumed):
Accounts receivable	$1,522	$944
Inventory	84,211	25,663
Property and equipment	792	635
Other assets	46	142
Accrued liabilities	(2,872)	(2,277)
Total tangible net assets acquired	83,699	25,107
Intangible assets acquired:
Membership and customer lists	793	1,349	4-7 years
Total intangible assets acquired	793	1,349
Goodwill	132,119	33,795
Purchase price	216,611	60,251
Inventory purchases financed via floor plan	(71,124)	(22,265)
Cash payment net of floor plan financing	$145,487	$37,986

The fair values above are preliminary as they are subject to measurement period adjustments for up to one year from the date of acquisition as new information is obtained about facts and circumstances that existed as of the acquisition date. All of the acquired goodwill was deductible for tax purposes for the six months ended June 30, 2017 and 2016. Included in the six months ended June 30, 2017 and 2016 consolidated financial results were $117.7 million and $48.0 million of revenue, respectively, and $7.8 million and $1.3 million of pre-tax income, respectively, of the acquired dealerships from the applicable acquisition dates.

Gander Mountain and Overton’s

On May 26, 2017, CWI, Inc. (“CWI”), an indirect subsidiary of the Company, completed the acquisition of certain assets of the Gander Mountain Company (“Gander Mountain”) and its Overton’s, Inc. (“Overton’s”) boating business through a bankruptcy auction that took place in April 2017 for $35.4 million in cash and $1.0 million of contingent consideration. Prior to the acquisition, Gander Mountain operated 160 retail locations and an ecommerce business that serviced the hunting, camping, fishing, shooting sports, and outdoor markets. Overton’s operates two retail locations and an ecommerce business that services the marine and watersports markets. The Company believes these businesses are complementary to its existing businesses and will allow for cross marketing of the Company’s consumer services and plans to a wider customer base.

The assets acquired include the right to designate any real estate leases for assignment to CWI or other third parties (the “Designation Rights”), other agreements CWI elects to assume, intellectual property rights, operating systems and platforms, certain distribution center equipment, the Gander Mountain and Overton’s ecommerce businesses and fixtures and equipment for Overton’s two retail locations and corporate operations. Furthermore, CWI has committed to exercise Designation Rights and take an assignment of no fewer than 15 Gander Mountain retail leases on or before October 6, 2017, in addition to the two Overton’s retail leases assumed at the closing of the acquisition. The Designation Rights expire on October 6, 2017. CWI also assumed certain liabilities, such as cure costs for leases and other agreements it elects to assume, accrued time off for employees retained by CWI and retention bonuses payable to certain key Gander Mountain employees retained by CWI. The cure costs for the minimum 15 Gander Mountain leases to be assumed under the Designation Rights after the acquisition date, but no later than October 6, 2017, have been estimated at $1.0 million and recorded as contingent consideration.

The estimated fair values of the assets acquired and liabilities assumed for the acquisition of Gander Mountain and Overton’s consist of the following:

	Estimated	Estimated
($ in thousands)	Fair Value	Life
Tangible assets (liabilities) acquired (assumed):
Inventory	$9,965
Prepaid expenses and other assets	42
Property and equipment	3,780
Accrued liabilities	(373)
Total tangible net assets acquired	13,414
Intangible assets acquired:
Trademarks and trade names	17,900	15 years
Membership and customer lists	500	6 years
Total intangible assets acquired	18,400
Goodwill	4,660
Purchase price	36,474
Contingent consideration unpaid at June 30, 2017	(1,025)
Cash paid for acquisition	$35,449

The fair values above are preliminary as they are subject to measurement period adjustments for up to one year from the date of acquisition as new information is obtained about facts and circumstances that existed as of the acquisition date. The amount of acquired goodwill that was deductible for tax purposes was $4.7 million. Included in the six months ended June 30, 2017 consolidated financial results were $8.4 million of revenue and $1.6 million of pre-tax loss of Gander Mountain and Overton’s from the applicable acquisition dates.

10. Exit Activities

The Company closed certain retail locations in previous periods and, in March 2017, the Company subleased a portion of a lease that is adjacent to an existing retail location. The Company remains obligated under the terms of these leases for rent and other costs associated with these leases, and has no plan to occupy them in the future. In accordance with ASC 420, Accounting for Costs Associated with Exit or Disposal Activities, the Company recorded a charge to rent expense to recognize the costs of exiting the space. The liability was equal to the fair value of rent less the fair value of the amount of rent received by the Company from a tenant under a sublease over the remainder of the lease terms, which expire on various dates through 2032. The change in the estimated fair value of these amounts was recognized in income as part of income from operations. The current portion of the liability was $0.3 million and $0.3 million as of June 30, 2017 and December 31, 2016, respectively, and is included in other current liabilities. The liability outstanding was $2.8 million and $2.8 million as of June 30, 2017 and December 31, 2016, respectively.

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

For the three months ended June 30, 2017 and 2016, the Company’s effective income tax rate was 12% and 2%, respectively. For the six months ended June 30, 2017 and 2016, the Company’s effective income tax rate was 11% and 2%, respectively. The amount of income tax expense and the effective income tax rate increased in 2017 primarily because CWH was also subject to U.S. federal, state and local taxes on its allocable share of taxable income or loss generated by CWGS, LLC subsequent to the Company’s IPO, and also partially to the increased profitability of FRRV. The Company's effective tax rate is significantly less than the federal statutory rate of 35.0% primarily because no federal income taxes are payable by the Company for the non-controlling interests' share of CWGS, LLC’s taxable income due to CWGS, LLC’s pass-through structure for federal and most state and local income tax reporting, with the exception of the Subchapter C corporations noted above.

The Company evaluates its deferred tax assets on a quarterly basis to determine if they can be realized and establishes valuation allowances when it is more likely than not that all or a portion of the deferred tax assets may not be realized. At June 30, 2017 and December 31, 2016, the Company determined that all of its deferred tax assets, except those of CW, are more likely than not to be realized. The Company maintains a full valuation allowance against the deferred tax assets of CW, since it was determined that it would have insufficient taxable income in the current or carryforward periods under the tax laws to realize the future tax benefits of its deferred tax assets.

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

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements on a particular tax position are measured based on the largest benefit that has a greater than a 50% likelihood of being realized upon settlement. The amount of unrecognized tax benefits is adjusted as appropriate for changes in facts and circumstances, such as significant amendments to existing tax law, new regulations or interpretations by the taxing authorities, new information obtained during a tax examination, or resolution of an examination. As of June 30, 2017 and December 31, 2016, the Company had no uncertain tax positions. The Company did not recognize any interest or penalties relating to income taxes for the three and six months ended June 30, 2017 and 2016.

On October 6, 2016, the Company entered into a tax receivable agreement (the “Tax Receivable Agreement”) that provides for the payment by the Company to the Continuing Equity Owners and Crestview Partners II GP, L.P. of 85% of the amount of tax benefits, if any, the Company actually realizes, or in some circumstances is deemed to realize, as a result of (i) increases in the tax basis from the purchase of common units from Crestview Partners II GP, L.P. in exchange for Class A common stock in connection with the consummation of the IPO and the related transactions and any future redemptions that are funded by the Company and any future redemptions or exchanges of common units by Continuing Equity Owners as described above and (ii) certain other tax benefits attributable to payments made under the Tax Receivable Agreement. CWGS intends to make an election under Section 754 of the Internal Revenue Code effective for each tax year in which a redemption or exchange (including a deemed exchange) of common units for cash or stock occur. These tax benefit payments are not conditioned upon one or more of the Continuing Equity Owners or Crestview Partners II GP, L.P. maintaining a continued ownership interest in CWGS, LLC. In general, the Continuing Equity Owners’ or Crestview Partners II GP, L.P.’s rights under the Tax Receivable Agreement are assignable, including to transferees of its common units in CWGS, LLC (other than the Company as transferee pursuant to a redemption or exchange of common units in CWGS, LLC).  The Company expects to benefit from the remaining 15% of the tax benefits, if any, which may be realized. As part of the IPO 1,698,763 common units in CWGS, LLC were exchanged for Class A common stock by Crestview Partners II GP, L.P., subject to the provisions of the Tax Receivable Agreement. During the three and six months ended June 30, 2017, 5,515,362 and 5,525,362 common units in CWGS, LLC, respectively, were exchanged for Class A common stock subject to the provisions of the Tax Receivable Agreement. The Company recognized a liability for the Tax Receivable Agreement payments due to those parties that redeemed common units, representing 85% of the aggregate tax benefits the Company expects to realize from the tax basis increases related to the exchange, after concluding it was probable that the Tax Receivable Agreement payments would be paid based on estimates of future taxable income. As of June 30, 2017 and December 31, 2016, the amount of Tax Receivable Agreement payments due under the Tax Receivable Agreement was $93.3 million and $19.2 million, respectively, of which $6.5 million and $1.0 million, respectively, were included in current portion of the Tax Receivable Agreement liability in the Consolidated Balance Sheets.

12. Related Party Transactions

Monitoring Agreement

Crestview Advisors, L.L.C. and Stephen Adams (together, the “Managers” and each, a “Manager”) and the Company were parties to a monitoring agreement relating to each Manager’s monitoring of its (or its affiliate’s) investment in CWGS, LLC. Pursuant to the monitoring agreement, CWGS, LLC agreed to pay each of the Managers an aggregate per annum monitoring fee equal to $1.0 million, payable in quarterly installments of $250,000. In addition, the Company agreed to reimburse each Manager and its affiliates, employees and agents for up to an aggregate per annum amount of $250,000 for all reasonable fees and expenses incurred in connection with such Manager’s monitoring of its (or its affiliate’s) investment in CWGS, LLC. CWGS, LLC also agreed to indemnify each Manager and its respective affiliates from and against all losses, claims, damages and liabilities arising out of the performance by such Managers’ monitoring of its (or its affiliate’s) investment in CWGS, LLC. For the three and six months ended June 30, 2016, pursuant to the monitoring agreement, the Company incurred monitoring fees of $0.5 million and $1.0 million, respectively, and reimbursed fees and expenses of $0.1 and $0.3 million, respectively. The monitoring agreement was terminated upon the consummation of the Company’s IPO.

Transactions with Directors, Equity Holders and Executive Officers

FreedomRoads leases various retail locations from managers and officers. During the three months ended June 30, 2017 and 2016, the related party lease expense for these locations was $0.5 million and $0.4 million, respectively. During the six months ended June 30, 2017 and 2016, the related party lease expense for these locations was $0.9 million and $0.7 million, respectively.

In January 2012, FreedomRoads entered into a lease (the “Original Lease”) with respect to the Company’s Lincolnshire, Illinois offices, which was amended in March 2013 in connection with the Company’s leasing of additional premises within the same office building (the “Expansion Lease”). The Original Lease is payable in 132 monthly payments of base rent equal to approximately $29,000, commencing April 2013, subject to annual increases. The Expansion Lease is payable in 132 monthly payments of base rent equal to approximately $2,500, commencing May 2013, subject to annual increases. Marcus Lemonis, the Company’s Chairman and Chief Executive Officer, has personally guaranteed both leases. During the three months ended June 30, 2017 and 2016, we made payments of approximately $176,000 and $168,000, respectively, in connection with the Original Lease, which includes approximately $79,000 and $72,000, respectively, for common area maintenance charges on the Original Lease, and we made payments of approximately $8,000 and $8,000, respectively, in connection with the Expansion Lease. During the six months ended June 30, 2017 and 2016, we made payments of approximately $352,000 and $336,000, respectively, in connection with the Original Lease, which includes approximately $158,000 and $145,000, respectively, for common area maintenance charges on the Original Lease, and we made payments of approximately $17,000 and $16,000, respectively, in connection with the Expansion Lease.

Other Transactions

The Company does business with certain companies in which Mr. Lemonis has a direct or indirect material interest. The Company purchased fixtures for interior store sets at the Company’s retail locations from Precise Graphix, LLC (“Precise Graphix”). Mr. Lemonis has a 33% economic interest in Precise Graphix and the Company paid Precise Graphix $0.9 million and $0.8 million for the three months ended June 30, 2017 and 2016, respectively, and the Company paid Precise Graphix $1.2 million and $1.4 million for the six months ended June 30, 2017 and 2016, respectively.

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

Immediately following the completion of the Reorganization Transactions and IPO, CWH owned 22.6% of CWGS, LLC and the remaining 77.4% of CWGS, LLC was owned by the Continuing Equity Owners (see Note 14 — Non-Controlling Interests). As a result of the Reorganization Transactions, CWH became the sole managing member of CWGS, LLC and, although CWH had a minority economic interest in CWGS, LLC, CWH had the sole voting power in, and controlled the management of, CWGS, LLC. Accordingly, the Company consolidated the financial results of CWGS, LLC and reported a non-controlling interest in its consolidated financial statements.

As the Reorganization Transactions are considered transactions between entities under common control, the financial statements for periods prior to the IPO and Reorganization Transactions have been adjusted to combine the previously separate entities for presentation purposes.  See the Company’s Annual Report for further details.

2017 Public Offering

On May 31, 2017, the Company completed a public offering (the “2017 Public Offering”) in which the Company sold 4,000,000 shares of the Company’s Class A common stock at a public offering price of $27.75 per share. The Company received $106.6 million in proceeds, net of underwriting discounts and commissions, which were used to purchase 4,000,000 newly-issued common units from CWGS, LLC at a price per unit equal to the public offering price per share of Class A common stock in the 2017 Public Offering, less underwriting discounts and commissions. In addition, on June 5, 2017, the underwriters exercised their option to purchase an additional 600,000 shares of Class A common stock. On June 9, 2017, the Company closed on the purchase of the additional 600,000 shares of Class A common stock and received $16.0 million in additional proceeds, net of underwriting discounts and commissions, which were used to purchase 600,000 newly-issued common units from CWGS, LLC at a price per unit equal to the public offering price per share of Class A common stock in the 2017 Public Offering, less underwriting discounts and commissions.

In the same 2017 Public Offering, CVRV Acquisition LLC and CVRV Acquisition II LLC (“Selling Stockholders”), each affiliates of Crestview, sold 5,500,000 shares of the Company’s Class A common stock at the same public offering price of $27.75 per share. The Selling Stockholders redeemed 4,323,083 common units of CWGS, LLC for 4,323,083 shares of Class A common stock, which they sold in the 2017 Public Offering along with 1,176,917 shares of Class A shares that they already held as a result of the Reorganization Transactions. Pursuant to the terms of the LLC Agreement, 4,323,083 shares of the Company’s Class B common stock registered in the name of the Selling Stockholders were cancelled for no consideration on a one-for-one basis with the number of common units redeemed. In addition, on June 5, 2017, the underwriters exercised their option to purchase an additional 825,000 shares of Class A common stock from the Selling Stockholders, in conjunction with their exercise of their option to purchase the additional 600,000 shares from the Company as described above. On June 9, 2017, the Selling Stockholders closed on the sale of the additional 825,000 shares of Class A common stock. The Selling Stockholders redeemed 648,462 common units of CWGS, LLC for 648,462 shares of Class A common stock, which they sold in the 2017 Public Offering along with 176,538 shares of Class A shares that they already held as a result of the Reorganization Transactions. Pursuant to the terms of the LLC Agreement, 648,462 shares of the Company’s Class B common stock registered in the name of the Selling Stockholders were cancelled for no consideration on a one-for-one basis with the number of common units redeemed.  The Company did not receive any proceeds relating to the sale of the Selling Stockholders’ shares.

14. Non-Controlling Interests

In connection with the Reorganization Transactions, described in Note 13 — Stockholders’ Equity, CWH became the sole managing member of CWGS, LLC and, as a result, consolidates the financial results of CWGS, LLC. The Company reports a non-controlling interest representing the common units of CWGS, LLC held by Continuing Equity Owners. Changes in CWH’s ownership interest in CWGS, LLC while CWH retains its controlling interest in CWGS, LLC will be accounted for as equity transactions. As such, future redemptions or direct exchanges of common units of CWGS, LLC by the Continuing Equity Owners will result in a change in ownership and reduce or increase the amount recorded as non-controlling interest and increase or decrease additional paid-in capital when CWGS, LLC has positive or negative net assets, respectively. At June 30, 2017 and December 31, 2016, CWGS, LLC had positive and negative net assets, respectively, which resulted in positive and negative non-controlling interest amounts, respectively, on the Unaudited Condensed Consolidated Balance Sheets.

As of June 30, 2017 and December 31, 2016, there were 88,371,972 and 83,771,830 common units of CWGS, LLC outstanding, respectively, of which CWH owned 29,061,420 and 18,935,916 common units of CWGS, LLC, respectively, representing 32.9% and 22.6% ownership interests in CWGS, LLC, respectively, and the Continuing Equity Owners owned 59,310,552 and 64,835,914 common units of CWGS, LLC, respectively, representing 67.1% and 77.4% ownership interests in CWGS, LLC, respectively.

The following table summarizes the effects of changes in ownership in CWGS, LLC on the Company’s equity:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2017	2016	2017	2016
Net income attributable to Camping World Holdings, Inc.	$19,405	$83,406	$26,858	$121,186
Transfers to non-controlling interests:
Decrease in additional paid-in capital as a result of the purchase of common units from CWGS, LLC	(53,648)	—	(53,648)	—
Decrease in additional paid-in capital as a result of the vesting of restricted stock units	—	—	—	—
Increase in additional paid-in capital as a result of the redemption of common units of CWGS, LLC	55,508	—	55,623	—
Change from net income attributable to Camping World Holdings, Inc. and transfers to non-controlling interests	$21,265	$83,406	$28,833	$121,186

15. Equity-based Compensation Plans

The following table summarizes the equity-based compensation that has been included in the following line items within the consolidated statements of operations during:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
($ in thousands)	2017	2016	2017	2016
Equity-based compensation expense:
Costs applicable to revenue	$81	$—	$173	$—
Selling, general, and administrative	788	60	1,415	60
Total equity-based compensation expense	$869	$60	$1,588	$60

The following table summarizes stock option activity for the six months ended June 30, 2017:

Stock Options
(in thousands)
Outstanding at December 31, 2016	1,118
Granted	—
Exercised	—
Forfeited	(45)
Cancelled	—
Outstanding at June 30, 2017	1,073

The following table summarizes restricted stock unit activity for the six months ended June 30, 2017:

Restricted
Stock Units
(in thousands)
Outstanding at December 31, 2016	144
Granted	223
Vested	—
Forfeited	(4)
Cancelled	—
Outstanding at June 30, 2017	363

16. Earnings Per Share

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

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
(In thousands except per share amounts)	2017	2017
Numerator:
Net income	$105,322	$154,763
Less: net income attributable to non-controlling interests	(85,917)	(127,905)
Net income attributable to Camping World Holdings, Inc. — basic	19,405	26,858
Add: Reallocation of net income attributable to non-controlling interests from the assumed exchange of common units of CWGS, LLC for Class A common stock	—	78,193
Net income attributable to Camping World Holdings, Inc. — diluted	$19,405	$105,051
Denominator:
Weighted-average shares of Class A common stock outstanding — basic	22,977	20,973
Dilutive common units of CWGS, LLC that are convertible into Class A common stock	—	63,700
Weighted-average shares of Class A common stock outstanding — diluted	22,977	84,673

Earnings per share of Class A common stock — basic	$0.84	$1.28
Earnings per share of Class A common stock — diluted	$0.84	$1.24

For the three and six months ended June 30, 2017, 1.1 million stock options and 0.2 million restricted stock units were excluded from the weighted-average in the computation of diluted earnings per share of Class A common stock because the effect would have been anti-dilutive. For the three months ended June 30, 2017, 62.6 million common units of CWGS, LLC were also excluded from the weighted-average in the computation of diluted earnings per share of Class A common stock because the effect would have been anti-dilutive.

Shares of the Company’s Class B common stock and Class C common stock do not share in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B common stock or Class C common stock under the two-class method has not been presented.

17. Segments Information

We have two reportable segments: (1) Consumer Services and Plans, and (2) Retail. The Company’s Consumer Services and Plans segment is comprised of emergency roadside assistance; property and casualty insurance programs; travel assist programs; extended vehicle service contracts; co-branded credit cards; vehicle financing and refinancing; membership clubs; and publications and directories. The Company’s Retail segment is comprised of new vehicles; used vehicles; parts and service; finance and insurance; and marine and watersports products. Corporate and other is comprised of the corporate operations of the Company.

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

Reportable segment revenue, segment income, floor plan interest expense, depreciation and amortization, other interest expense, total assets, and capital expenditures are as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
($ in thousands)	2017	2016	2017	2016
Revenue:
Consumer Services and Plans	$48,103	$45,428	$98,349	$90,426
Retail	1,234,564	1,022,427	2,068,133	1,775,177
Total consolidated revenue	$1,282,667	$1,067,855	$2,166,482	$1,865,603

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
($ in thousands)	2017	2016	2017	2016
Segment income (1):
Consumer Services and Plans	$23,959	$22,503	$50,212	$44,101
Retail	117,271	82,204	163,267	118,016
Total segment income	141,230	104,707	213,479	162,117
Corporate & other	(3,483)	(711)	(4,424)	(1,329)
Depreciation and amortization	(7,584)	(6,034)	(14,437)	(11,925)
Other interest expense, net	(10,557)	(12,577)	(19,961)	(25,325)
Other income (expense), net	—	—	17	(2)
Income from operations before income taxes	$119,606	$85,385	$174,674	$123,536

(1)	Segment income is defined as income from operations before depreciation and amortization plus floor plan interest expense.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
($ in thousands)	2017	2016	2017	2016
Depreciation and amortization:
Consumer Services and Plans	$1,005	$932	$2,001	1,851
Retail	6,464	5,102	12,321	10,074
Total	7,469	6,034	14,322	11,925
Corporate & other	115	—	115	—
Total depreciation and amortization	$7,584	$6,034	$14,437	$11,925

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
($ in thousands)	2017	2016	2017	2016
Other interest expense, net:
Consumer Services and Plans	$2	$4	$4	$8
Retail	1,360	1,376	2,952	2,768
Total	1,362	1,380	2,956	2,776
Corporate & other	9,195	11,197	17,005	22,549
Total interest expense	$10,557	$12,577	$19,961	$25,325

	June 30,	December 31,
($ in thousands)	2017	2016
Assets:
Consumer Services and Plans	$116,233	$152,689
Retail	1,762,936	1,235,250
Total	1,879,169	1,387,939
Corporate & other	387,247	175,826
Total assets	$2,266,416	$1,563,765

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

For purposes of this Form 10-Q, we define an "Active Customer" as a customer who has transacted with us in any of the eight most recently completed fiscal quarters prior to the date of measurement. Unless otherwise indicated, the date of measurement is June 30, 2017, our most recently completed fiscal quarter.  Additionally, references herein to the approximately 9 million U.S. households that own a recreational vehicle ("RV") are based on The RV Consumer in 2011, an industry report published by the University of Michigan in 2011 (the "RV Survey"), which we believe to be the most recent such survey.

Overview

We believe we are the only provider of a comprehensive portfolio of services, protection plans, products, and resources for RV enthusiasts. Approximately 9 million households in the United States own an RV, and of that installed base, we had approximately 3.5 million Active Customers at June 30, 2017, excluding the impact of the acquisition of Gander Mountain and Overton’s in May 2017 (“Gander Mountain Acquisition”). As of the date of consummation of the Gander Mountain Acquisition, Gander Mountain and Overton’s had an additional 2.5 million unique Active Customers that do not overlap with the 3.5 million Active Customers noted above. We expect to operate significantly fewer retail locations than Gander Mountain operated prior to its bankruptcy. Therefore, we would anticipate that the favorable impact on our Active Customer count from the Gander Mountain Acquisition over time would be approximately 0.7 million to 1.5 million. We generate recurring revenue by providing RV owners and outdoor enthusiasts the full spectrum of services, protection plans, products, and resources that we believe are essential to operate, maintain, and protect their RV and to enjoy the RV and outdoor lifestyles. We provide these offerings through our two iconic brands, Good Sam and Camping World, and following the Gander Mountain Acquisition, Gander Mountain and Overton’s.

We believe our Good Sam branded offerings provide the industry’s broadest and deepest range of services, protection plans, products, and resources, including: extended vehicle service contracts and insurance protection plans, roadside assistance, membership clubs, and financing products. A majority of these programs are on a multi‑year or annually renewable basis.

Our Camping World brand operates the largest national network of RV‑centric retail locations in the United States through our 137 retail locations in 36 states, as of June 30, 2017, and through our e‑commerce platforms. We believe we are significantly larger in scale than our next largest competitor. We provide new and used RVs, repair parts, RV accessories and supplies, RV repair and maintenance services, protection plans, travel assistance plans, RV financing, and lifestyle products and services for new and existing RV owners. Our retail locations are staffed with knowledgeable local team members, providing customers access to extensive RV expertise. Our Overton’s brand operates two stores in one state and provides marine and watersport accessories and supplies. Our Camping World retail locations are strategically located in key national RV markets.

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

Segments

We identify our reporting segments based on the organizational units used by management to monitor performance and make operating decisions. We have identified two reporting segments: (a) Consumer Services and Plans and (b) Retail. We provide our consumer services and plans offerings through our Good Sam brand and we provide our retail offerings through our Camping World brand. Within the Consumer Services and Plans segment, we primarily derive revenue from the sale of the following offerings: emergency roadside assistance; property and casualty insurance programs; travel assist programs; extended vehicle service contracts; co‑branded credit cards; vehicle financing and refinancing; club memberships; and publications and directories. Within the Retail segment, we primarily derive revenue from the sale of the following products: new vehicles; used vehicles; parts and service, including RV accessories and supplies; finance and insurance; and marine and watersports products. See Note 17 — Segment Information to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

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

We plan to take advantage of these positive trends in RV usage to pursue the following strategies to continue to grow our revenue and profits:

•

Grow our Active Base of Customers.  We believe our strong brands, leading market position, ongoing investment in our service platform, broad product portfolio, and full suite of resources will continue to provide us with competitive advantages in targeting and capturing a larger share of consumers with whom we do not currently transact in addition to the growing number of new RV and outdoor enthusiasts that are expected to enter the market. We expect to continue to grow the Active Customer base primarily through three strategies:
•

Targeted Marketing:  We continuously work to attract new customers to our existing retail and online locations through targeted marketing, attractive introductory offerings, and access to our wide array of resources for RV and outdoor enthusiasts.

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

•

Cross‑Sell Products and Services.  We believe our customer database of over 18 million unique contacts, including the impact of the Gander Mountain Acquisition, provides us with the opportunity to continue our growth through the cross‑selling of our products and services. We use our customized CRM system and database analytics to proactively market and cross‑sell to Active Customers. We also seek to increase the penetration of our customers who exhibit higher multi‑product attachment rates.

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

As discussed in Note 9 — Acquisitions to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q, we have committed to exercise Designation Rights and take an assignment of no fewer than 15 Gander Mountain retail leases on or before the Designation Rights expire on October 6, 2017, in addition to the two Overton’s retail leases assumed at the closing of the Gander Mountain Acquisition. Contingent on our final lease negotiations, our current plan is to open the initial 15 to 20 Gander Mountain stores, which will be rebranded as Gander Outdoors, by the end of 2017, another 15 to 20 stores in the first few months of 2018, and an additional 15 to 30 stores during the balance of 2018, with measured growth thereafter. We currently expect to assume 15 Gander Mountain leases through the exercise of Designation Rights and entering into new leases for the other locations following the rejection of leases by Gander Mountain. As a result, we will begin to incur meaningful incremental expenses without the benefit of the full revenue as we begin to ramp the Gander Outdoors business and open stores.

As discussed below under “— Liquidity and Capital Resources,” we believe that our sources of liquidity and capital will be sufficient to take advantage of these positive trends in RV usage and finance our growth strategy, including the Gander Mountain Acquisition. However, the operation of our business, the rate of our expansion and our ability to respond to changing business and economic conditions depend on the availability of adequate capital, which in turn typically depends on cash flow generated by our business and, if necessary, the availability of equity or debt capital. In addition, as we grow, we will face the risk that our existing resources and systems, including management resources, accounting and finance personnel, and operating systems, may be inadequate to support our growth. Any inability to generate sufficient cash flows from operations or raise additional equity or debt capital or retain the personnel or make the other changes in our systems that may be required to support our growth could have a material adverse effect on our business, financial condition and results of operations. See “Risk Factors — Risks Related to our Business — Our ability to operate and expand our business and to respond to changing business and economic conditions will depend on the availability of adequate capital” and “Risk Factors — Risks Related to our Business — Our expansion into new, unfamiliar markets presents increased risks that may prevent us from being profitable in these new markets. Delays in opening or acquiring new retail locations could have a material adverse effect on our business, financial condition and results of operations” included in Part I, Item 1A of our Annual Report.

How We Generate Revenue

Revenue across each of our two reporting segments is impacted by the following key revenue drivers:

Number of Active Customers.  As of June 30, 2017 and December 31, 2016, we had approximately 3.5 million and 3.3 million Active Customers, respectively, excluding the impact of the Gander Mountain Acquisition. As discussed above, we estimate that the favorable impact on our Active Customer count from the Gander Mountain Acquisition over time will be approximately 0.7 million to 1.5 million. Our Active Customer base is an integral part of our business model and has a significant effect on our revenue. We attract new customers to our business primarily through our retail locations. Once we acquire our customers through a transaction, they become part of our customer database where we use CRM tools to cross‑sell Active Customers additional products and services.

Consumer Services and Plans.  The majority of our consumer services and plans, such as our roadside assistance, extended service contracts, insurance programs, travel assist, and our Good Sam and Coast to Coast clubs, are built on a recurring revenue model. A majority of these programs are on a multi‑year or annually renewable basis and have annualized fees typically ranging from $20 to $5,200. We believe that many of these products and services are essential for our customers to operate, maintain and protect their RVs, and to enjoy the RV lifestyle, resulting in attractive annual retention rates. As we continue to grow our consumer services and plans business, we expect to further enhance our visibility with respect to revenue and cash flow, and increase our overall profitability. As of June 30, 2017 and December 31, 2016, we had 1.8 million and 1.8 million club members in our Good Sam and Coast to Coast clubs, respectively.

Retail Locations.  We open new retail locations through organic growth and acquisitions. Our new retail locations are one of the primary ways in which we attract new customers to our business. Our retail locations typically offer our full array of products and services, including new and used RVs, RV financing, protection plans, a selection of OEM and aftermarket repair parts, RV accessories, RV maintenance products, supplies, and outdoor lifestyle products. For the three months ended June 30, 2017 and 2016, we opened one and zero greenfield, acquired ten and zero retail locations, and acquired two and zero Overton’s locations, respectively. For the six months ended June 30, 2017 and 2016, we opened one and one greenfield location, acquired fourteen and four retail locations, and acquired two and zero Overton’s locations, respectively.

Same store sales.  Same store sales measure the performance of a retail location during the current reporting period against the performance of the same retail location in the corresponding period of the previous year. Same store sales calculations for a given period include only those stores that were open both at the end of corresponding period and at the beginning of the preceding fiscal year.

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

As of June 30, 2017 and 2016, we had, respectively, a base of 115 and 107 same stores, of which 17 of those same stores did not include dealerships. For the three months ended June 30, 2017 and 2016, our aggregate same store sales were $1,057.4 million and $956.0 million, respectively. For the six months ended June 30, 2017 and 2016, our aggregate same store sales were $1,829.0 million and $1,659.8 million, respectively. As of June 30, 2017 and 2016, we had, respectively, a total of 137 and 120 Camping World retail locations and two and zero Overton’s locations.

Other Key Performance Indicators

Gross Profit and Gross Margins.  Gross profit is our total revenue less our total costs applicable to revenue. Our total costs applicable to revenue primarily consists of the cost of goods and cost of sales. Gross margin is gross profit as a percentage of revenue.

Our gross profit is variable in nature and generally follows changes in our revenue. While gross margins for our Retail segment are lower than our gross margins for our Consumer Services and Plans segment, our Retail segment generates significant gross profit and is a primary means of acquiring new customers, to which we then cross‑sell our higher margin products and services with recurring revenue. We believe the overall growth of our Retail segment will allow us to continue to drive growth in gross profits due to our ability to cross‑sell our consumer services and plans to our increasing Active Customer base. For the three months ended June 30, 2017 and 2016, gross profit was $27.5 million and $26.2 million, respectively, and gross margin was 57.3% and 57.7%, respectively, for our Consumer Services and Plans segment, and gross profit was $345.3 million and $273.3 million, respectively, and gross margin was 28.0% and 26.7%, respectively, for our Retail segment. For the six months ended June 30, 2017 and 2016, gross profit was $56.6 million and $51.3 million, respectively, and gross margin was 57.6% and 56.7%, respectively, for our Consumer Services and Plans segment, and gross profit was $567.9 million and $470.5 million, respectively, and gross margin was 27.5% and 26.5%, respectively, for our Retail segment.

SG&A as a percentage of Gross Profit.  Selling, general and administrative (“SG&A”) expenses as a percentage of gross profit allows us to monitor our expense control over a period of time. SG&A consists primarily of wage‑related expenses, selling expenses related to commissions and advertising, lease expenses and corporate overhead expenses. We calculate SG&A expenses as a percentage of gross profit by dividing SG&A expenses for the period by total gross profit. For the three months ended June 30, 2017 and 2016, SG&A as a percentage of gross profit was 61.3% and 63.6%, respectively. For the six months ended June 30, 2017 and 2016, SG&A as a percentage of gross profit was 64.7% and 67.2%, respectively. We expect SG&A expenses to increase as we open new retail locations through organic growth and acquisitions, which we also expect will drive increases in revenue and gross profit. Additionally, we expect that our SG&A expenses will increase in future periods in part due to additional legal, accounting, insurance and other expenses that we expect to incur as a result of being a public company, including compliance with the Sarbanes‑Oxley Act and the related rules and regulations.

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

EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin

We define “EBITDA” as net income before other interest expense (excluding floor plan interest expense), provision for income taxes and depreciation and amortization. We define “Adjusted EBITDA” as EBITDA further adjusted for the impact of certain non‑cash and other items that we do not consider in our evaluation of ongoing operating performance. These items include, among other things, loss (gain) and expense on debt restructure, loss (gain) on sale of assets and disposition of stores, gain on derivative instruments, monitoring fees, equity-based compensation, an adjustment to rent on right to use assets, loss (gain) on remeasurement of Tax Receivable Agreement, acquisition related transaction expenses and pre-opening costs, and other unusual or one‑time items. We define “Adjusted EBITDA Margin” as Adjusted EBITDA as a percentage of total revenue. We caution investors that amounts presented in accordance with our definitions of EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin may not be comparable to similar measures disclosed by our competitors, because not all companies and analysts calculate EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin in the same manner. We present EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin because we consider them to be important supplemental measures of our performance and believe they are frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. Management believes that investors’ understanding of our performance is enhanced by including these Non‑GAAP Financial Measures as a reasonable basis for comparing our ongoing results of operations.

The following table reconciles EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin to the most directly comparable GAAP financial performance measures, which are net income, net income, and net income margin, respectively:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
($ in thousands)	2017	2016	2017	2016
EBITDA:
Net income	$105,322	$83,406	$154,763	$121,186
Other interest expense, net	10,557	12,577	19,961	25,325
Depreciation and amortization	7,584	6,034	14,437	11,925
Income tax expense	14,284	1,979	19,911	2,350
Subtotal EBITDA	137,747	103,996	209,072	160,786
Loss (gain) on sale of assets (a)	31	(222)	(287)	(246)
Monitoring fee (b)	—	625	—	1,250
Equity-based compensation (c)	869	60	1,588	60
Gain on remeasurement of Tax Receivable Agreement (d)	—	—	(17)	—
Acquisitions - transaction expense (e)	2,100	—	2,100	—
Acquisitions - pre-opening costs (f)	1,351	—	1,351	—
Adjusted EBITDA	$142,098	$104,459	$213,807	$161,850

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(as percentage of total revenue)	2017	2016	2017	2016
EBITDA margin:
Net income margin	8.2%	7.8%	7.1%	6.5%
Other interest expense, net	0.8%	1.2%	0.9%	1.4%
Depreciation and amortization	0.6%	0.6%	0.7%	0.6%
Income tax expense	1.1%	0.2%	0.9%	0.1%
Subtotal EBITDA margin	10.7%	9.7%	9.7%	8.6%
Loss (gain) on sale of assets (a)	0.0%	(0.0%)	(0.0%)	(0.0%)
Monitoring fee (b)	—	0.1%	—	0.1%
Equity-based compensation (c)	0.1%	0.0%	0.1%	0.0%
Gain on remeasurement of Tax Receivable Agreement (d)	—	—	(0.0%)	—
Acquisition transaction expense (e)	0.2%	—	0.1%	—
Acquisitions - pre-opening costs (f)	0.1%	—	0.1%	—
Adjusted EBITDA margin	11.1%	9.8%	9.9%	8.7%

(a)	Represents an adjustment to eliminate the losses and gains on sales of various assets.
(b)

Represents monitoring fees paid pursuant to a monitoring agreement to Crestview and Stephen Adams. The monitoring agreement was terminated on October 6, 2016 in connection with our initial public offering (our “IPO”).

(c)	Represents non-cash equity-based compensation expense relating to employees and directors of the Company.
(d)	Represents an adjustment to eliminate the gains on remeasurement of the Tax Receivable Agreement primarily due to changes in our effective income tax rate.
(e)

Represents transaction expenses, primarily legal costs, associated with acquisitions into new or complimentary markets, including the Gander Mountain Acquisition. This amount excludes transaction expenses relating to the acquisition of RV dealerships and consumer shows.

(f)	Represents pre-opening store costs, including payroll costs, associated with the Gander Mountain Acquisition.

Adjusted Pro Forma Net Income and Adjusted Pro Forma Earnings Per Fully Exchanged and Diluted Share

We define “Adjusted Pro Forma Net Income” as net income attributable to Camping World Holdings, Inc. adjusted for the reallocation of income attributable to non-controlling interests from the assumed exchange of all outstanding common units in CWGS, LLC (or the common unit equivalent of membership interests in CWGS, LLC for periods prior to the IPO) for shares of newly-issued Class A common stock of Camping World Holdings, Inc. and further adjusted for the impact of certain non‑cash and other items that we do not consider in our evaluation of ongoing operating performance. These items include, among other things, loss (gain) on debt restructure, loss (gain) and expense on sale of assets and disposition of stores, gain on derivative instruments, monitoring fees, equity-based compensation, an adjustment to rent on right to use assets, loss (gain) on remeasurement of Tax Receivable Agreement, interest expense on our Series B notes, acquisition related transaction expenses and pre-opening costs, other unusual or one‑time items, and the income tax expense effect of (i) these adjustments and (ii) the pass-through entity taxable income as if the parent company was a subchapter C corporation in periods prior to the IPO. We define “Adjusted Pro Forma Earnings Per Fully Exchanged and Diluted Share” as Adjusted Pro Forma Net Income divided by the weighted-average shares of Class A common stock outstanding, assuming (i) the full exchange of all outstanding common units in CWGS, LLC (or the common unit equivalent of membership interests in CWGS, LLC for periods prior to the IPO) for newly-issued shares of Class A common stock of Camping World Holdings, Inc., (ii) the Class A common stock issued in connection with the IPO was outstanding as of January 1 of each year presented, and (iii) the dilutive effect of stock options and restricted stock units, if any. We present Adjusted Pro Forma Net Income and Adjusted Pro Forma Earnings Per Fully Exchanged and Diluted Share because we consider them to be important supplemental measures of our performance and we believe that investors’ understanding of our performance is enhanced by including these Non‑GAAP financial measures as a reasonable basis for comparing our ongoing results of operations.

The following table reconciles Adjusted Pro Forma Net Income and Adjusted Pro Forma Earnings Per Fully Exchanged and Diluted Share to the most directly comparable GAAP financial performance measure, which is net income attributable to Camping World Holdings, Inc. and weighted-average shares of Class A common stock outstanding — diluted:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(In thousands except per share amounts)	2017	2016	2017	2016
Numerator:
Net income attributable to Camping World Holdings, Inc.	$19,405	$83,406	$26,858	$121,186
Adjustments:
Reallocation of net income attributable to non-controlling interests from the assumed exchange of common units of CWGS, LLC (a)	85,917	—	127,905	—
Loss (gain) on sale of assets (b)	31	(222)	(287)	(246)
Monitoring fee (c)	—	625	—	1,250
Equity-based compensation expense (d)	869	60	1,588	60
Gain on remeasurement of Tax Receivable Agreement (e)	—	—	(17)	—
Acquisitions - transaction expense (f)	2,100	—	2,100	—
Acquisitions - pre-opening costs (g)	1,351	—	1,351	—
Income tax expense (h)	(31,963)	(29,000)	(50,212)	(45,778)
Adjusted pro forma net income	$77,710	$54,869	$109,286	$76,472
Denominator:
Weighted-average Class A common shares outstanding - diluted	22,977	—	84,673	—
Adjustments:
Assumed exchange of pre-IPO common unit equivalent of membership interests in CWGS, LLC (i)	—	71,924	—	72,288
Assumed issuance of Class A common stock in connection with IPO (j)	62,586	11,872	—	11,872
Dilutive options to purchase Class A common stock	56	—	101	—
Dilutive restricted stock units	61	—	59	—
Adjusted pro forma fully exchanged weighted average Class A common shares outstanding - diluted	85,680	83,796	84,833	84,160
Adjusted pro forma earnings per fully exchanged and diluted share	$0.91	$0.65	$1.29	$0.91

(a)

Represents the reallocation of net income attributable to non-controlling interests from the assumed exchange of common units of CWGS, LLC in periods where income was attributable to non-controlling interests.

(b)	Represents an adjustment to eliminate the losses and gains on sales of various assets.
(c)	Represents monitoring fees paid pursuant to a monitoring agreement to Crestview and Stephen Adams. The monitoring agreement was terminated on October 6, 2016 in connection with our IPO.
(d)	Represents non-cash equity-based compensation expense relating to employees and directors of the Company.
(e)	Represents an adjustment to eliminate the gains on remeasurement of the Tax Receivable Agreement primarily due to changes in our effective income tax rate.
(f)

Represents transaction expenses, primarily legal costs, associated with acquisitions into new or complimentary markets, including the Gander Mountain Acquisition. This amount excludes transaction expenses relating to the acquisition of RV dealerships and consumer shows.

(g)	Represents pre-opening store costs, including payroll costs, associated with the Gander Mountain Acquisition.
(h)

Represents the income tax expense effect of (i) the above adjustments and (ii) the pass-through entity taxable income as if the parent company was a subchapter C corporation in periods prior to the IPO. This assumption uses an effective tax rate of 38.5% for the adjustments and the pass-through entity taxable income in periods prior to the IPO.

(i)	Represents the assumed exchange of pre-IPO membership interests in CWGS, LLC at their common unit equivalent amount.
(j)	Represents the assumption that the shares of Class A common stock issued in connection with the IPO were outstanding as of January 1 of each period.

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

Due to these limitations, the Non-GAAP Financial Measures should not be considered as measures of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using these Non‑GAAP Financial Measures only supplementally. As noted in the tables above, certain of the Non-GAAP Financial Measures include adjustments for loss (gain) on debt restructure, loss (gain) on sale of assets and disposition of stores, gain on derivative instruments, monitoring fees, equity-based compensation, an adjustment to rent on right to use assets, loss (gain) on remeasurement of Tax Receivable Agreement, acquisition related transaction expenses and pre-opening costs, other unusual or one‑time items, and the income tax expense effect described above, as applicable. It is reasonable to expect that certain of these items will occur in future periods. However, we believe these adjustments are appropriate because the amounts recognized can vary significantly from period to period, do not directly relate to the ongoing operations of our business and complicate comparisons of our internal operating results and operating results of other companies over time. In addition, these certain Non-GAAP Financial Measures adjust for other items that we do not expect to regularly record in periods after the IPO, including monitoring fees. Each of the normal recurring adjustments and other adjustments described in this paragraph and in the reconciliation tables above help management with a measure of our core operating performance over time by removing items that are not related to day‑to‑day operations.

Results of Operations

Three and Six Months Ended June 30, 2017 Compared to Three and Six Months Ended June 30, 2016

The following table sets forth information comparing the components of net income for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended						Six Months Ended
	June 30, 2017		June 30, 2016				June 30, 2017		June 30, 2016
		Percent of		Percent of	Favorable/ (Unfavorable)			Percent of		Percent of	Favorable/ (Unfavorable)
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%	Amount	Revenue	Amount	Revenue	$	%

Revenue:
Consumer Services and Plans	$48,103	3.8%	$45,428	4.3%	$2,675	5.9%	$98,349	4.5%	$90,426	4.8%	$7,923	8.8%
Retail
New vehicles	762,876	59.5%	578,289	54.2%	184,587	31.9%	1,267,462	58.5%	987,765	52.9%	279,697	28.3%
Used vehicles	196,522	15.3%	216,526	20.3%	(20,004)	-9.2%	342,993	15.8%	395,289	21.2%	(52,296)	-13.2%
Parts, services and other	174,196	13.6%	157,742	14.8%	16,454	10.4%	290,419	13.4%	271,226	14.5%	19,193	7.1%
Finance and insurance, net	100,970	7.9%	69,870	6.5%	31,100	44.5%	167,259	7.7%	120,897	6.5%	46,362	38.3%
Subtotal	1,234,564	96.2%	1,022,427	95.7%	212,137	20.7%	2,068,133	95.5%	1,775,177	95.2%	292,956	16.5%
Total revenue	1,282,667	100.0%	1,067,855	100.0%	214,812	20.1%	2,166,482	100.0%	1,865,603	100.0%	300,879	16.1%

Gross profit (exclusive of depreciation and amortization shown separately below):
Consumer Services and Plans	27,543	2.1%	26,191	2.5%	1,352	5.2%	56,642	2.6%	51,308	2.8%	5,334	10.4%
Retail
New vehicles	112,026	8.7%	83,130	7.8%	28,896	34.8%	178,464	8.2%	141,758	7.6%	36,706	25.9%
Used vehicles	53,025	4.1%	45,592	4.3%	7,433	16.3%	88,353	4.1%	79,267	4.2%	9,086	11.5%
Parts, services and other	79,245	6.2%	74,701	7.0%	4,544	6.1%	133,873	6.2%	128,550	6.9%	5,323	4.1%
Finance and insurance, net	100,970	7.9%	69,870	6.5%	31,100	44.5%	167,259	7.7%	120,897	6.5%	46,362	38.3%
Subtotal	345,266	26.9%	273,293	25.6%	71,973	26.3%	567,949	26.2%	470,472	25.2%	97,477	20.7%
Total gross profit	372,809	29.1%	299,484	28.0%	73,325	24.5%	624,591	28.8%	521,780	28.0%	102,811	19.7%

Operating expenses:
Selling, general and administrative expenses	228,444	17.8%	190,323	17.8%	(38,121)	-20.0%	403,934	18.6%	350,711	18.8%	(53,223)	-15.2%
Depreciation and amortization	7,584	0.6%	6,034	0.6%	(1,550)	-25.7%	14,437	0.7%	11,925	0.6%	(2,512)	-21.1%
Gain on asset sales	31	0.0%	(224)	0.0%	(255)	-113.8%	(287)	0.0%	(248)	0.0%	39	15.7%
Income from operations	136,750	10.7%	103,351	9.7%	33,399	32.3%	206,507	9.5%	159,392	8.5%	47,115	29.6%
Other income (expense):
Floor plan interest expense	(6,587)	-0.5%	(5,387)	-0.5%	(1,200)	-22.3%	(11,889)	-0.5%	(10,529)	-0.6%	(1,360)	-12.9%
Other interest expense, net	(10,557)	-0.8%	(12,577)	-1.2%	2,020	16.1%	(19,961)	-0.9%	(25,325)	-1.4%	5,364	21.2%
Other income, net	—	0.0%	(2)	0.0%	2	-100.0%	17	0.0%	(2)	0.0%	19	-950.0%
	(17,144)	-1.3%	(17,966)	-1.7%	822	4.6%	(31,833)	-1.5%	(35,856)	-1.9%	4,023	11.2%
Income before income taxes	119,606	9.3%	85,385	8.0%	34,221	40.1%	174,674	8.1%	123,536	6.6%	51,138	41.4%
Income tax expense	(14,284)	-1.1%	(1,979)	-0.2%	(12,305)	-621.8%	(19,911)	-0.9%	(2,350)	-0.1%	(17,561)	-747.3%
Net income	105,322	8.2%	83,406	7.8%	21,916	26.3%	154,763	7.1%	121,186	6.5%	33,577	27.7%
Less: net income attributable to non-controlling interests	(85,917)	-6.7%	—	0.0%	(85,917)	-100.0%	(127,905)	-5.9%	—	0.0%	(127,905)	-100.0%
Net income attributable to Camping World Holdings, Inc.	$19,405	1.5%	$83,406	7.8%	$(64,001)	-76.7%	$26,858	1.2%	$121,186	6.5%	$(94,328)	-77.8%

Three Months Ended June 30, 2017 compared to Three Months Ended June 30, 2016

Total revenue was $1,282.7 million for the three months ended June 30, 2017, an increase of $214.8 million, or 20.1%, as compared to $1,067.9 million for the three months ended June 30, 2016. The increase was primarily driven by the 38.2% increase in new vehicle unit sales in our Retail segment, partially offset by an 8.4% decrease in used vehicle unit sales primarily due to reduced inventory availability, resulting from fewer trades on new vehicle unit sales, and the distribution of the AutoMatch business in the three months ended June 30, 2016, as described below.

Six Months Ended June 30, 2017 compared to Six Months Ended June 30, 2016

Total revenue was $2,166.5 million for the six months ended June 30, 2017, an increase of $300.9 million, or 16.1%, as compared to $1,865.6 million for the six months ended June 30, 2016. The increase was primarily driven by the 35.3% increase in new vehicle unit sales in our Retail segment, partially offset by a 13.1% decrease in used vehicle unit sales primarily due to reduced inventory availability, resulting from fewer trades on new vehicle unit sales, and the distribution of the AutoMatch business in the three months ended June 30, 2016, as described below.

Consumer Services and Plans

Three Months Ended June 30, 2017 compared to Three Months Ended June 30, 2016

Consumer Services and Plans revenue was $48.1 million for the three months ended June 30, 2017, an increase of $2.7 million, or 5.9%, as compared to $45.4 million for the three months ended June 30, 2016. The increased revenue was attributable to a $1.5 million increase from our vehicle insurance and Good Sam TravelAssist programs primarily due to increased policies in force; an $0.8 million increase from the roadside assistance programs due to increased policies in force; and $0.4 million of other increases.

Consumer Services and Plans gross profit was $27.5 million for the three months ended June 30, 2017, an increase of $1.4 million, or 5.2%, as compared to $26.2 million for the three months ended June 30, 2016. This increase was primarily due to an increase from our vehicle insurance and Good Sam TravelAssist programs of $1.8 million primarily due to increased policies in force; increased roadside assistance contracts in force and reduced claims, together resulting in a gross profit increase of $0.5 million; partially offset by a decrease from our consumer magazine group of $0.6 million, and a $0.3 million decrease from other ancillary products. Gross margin decreased 40 basis points to 57.3% primarily due to reduced gross margin from consumer magazines partially offset by an increase from the vehicle insurance and Good Sam TravelAssist programs.

Six Months Ended June 30, 2017 compared to Six Months Ended June 30, 2016

Consumer Services and Plans revenue was $98.3 million for the six months ended June 30, 2017, an increase of $7.9 million, or 8.8%, as compared to $90.4 million for the six months ended June 30, 2016. The increased revenue was attributable to a $2.9 million increase from our vehicle insurance and Good Sam TravelAssist programs primarily due to increased policies in force; a $2.3 million increase from our clubs and roadside assistance programs primarily due to increased file size; a $1.5 million increase in consumer show exhibit and admissions revenue resulting from the acquisition of five shows in the fourth quarter of 2016 and our new Good Sam RV Super Show introduced in February 2017; and $1.2 million of other increases.

Consumer Services and Plans gross profit was $56.6 million for the six months ended June 30, 2017, an increase of $5.3 million, or 10.4%, as compared to $51.3 million for the six months ended June 30, 2016. This increase was primarily due to an increase from our vehicle insurance and Good Sam TravelAssist programs of $3.1 million primarily due to increased policies in force; increased roadside assistance contracts in force and reduced claims, together resulting in a gross profit increase of $1.7 million; and an increase from our consumer shows of $0.6 million resulting from the five acquired shows and one new show; partially offset by a $0.1 million decrease from other ancillary products. Gross margin increased 85 basis points to 57.6%

primarily due to increases from the vehicle insurance programs, and increased contracts in force with reduced program costs for the roadside assistance programs.

Retail:

New Vehicles

	Three Months Ended						Six Months Ended
	June 30, 2017		June 30, 2016		Favorable/		June 30, 2017		June 30, 2016		Favorable/
($ in thousands,		Percent of		Percent of	(Unfavorable)			Percent of		Percent of	(Unfavorable)
except per vehicle data)	Amount	Revenue	Amount	Revenue	$	%	Amount	Revenue	Amount	Revenue	$	%

Revenue	$762,876	100.0%	$578,289	100.0%	$184,587	31.9%	$1,267,462	100.0%	$987,765	100.0%	$279,697	28.3%

Gross profit	112,026	14.7%	83,130	14.4%	28,896	34.8%	178,464	14.1%	141,758	14.4%	36,706	25.9%

New vehicle unit sales	21,930		15,874		6,056	38.2%	35,693		26,385		9,308	35.3%

Three Months Ended June 30, 2017 compared to Three Months Ended June 30, 2016

New vehicle revenue was $762.9 million for the three months ended June 30, 2017, an increase of $184.6 million, or 31.9%, as compared to $578.3 million for the three months ended June 30, 2016. The increase was primarily due to a 38.2% increase in new vehicle unit sales primarily attributable to a same store sales increase of 18.6% driven by increases in travel trailers, fifth wheels and Class C motorhome units. The balance of the increase was from new greenfield and acquired locations.

New vehicle gross profit was $112.0 million for the three months ended June 30, 2017, an increase of $28.9 million, or 34.8%, as compared to $83.1 million for the three months ended June 30, 2016. The increase was primarily due to the 38.2% increase in new vehicle unit sales partially offset by a 2.5% decrease in average gross profit per unit resulting from a product mix shift toward lower priced towable units. Gross margin increased to 14.7% from 14.4% in the three months ended June 30, 2016.

Six Months Ended June 30, 2017 compared to Six Months Ended June 30, 2016

New vehicle revenue was $1,267.5 million for the six months ended June 30, 2017, an increase of $279.7 million, or 28.3%, as compared to $987.8 million for the six months ended June 30, 2016. The increase was primarily due to a 35.3% increase in new vehicle unit sales primarily attributable to a same store sales increase of 18.4% driven by increases in travel trailers, fifth wheels and Class C motorhome units. The balance of the increase was from new greenfield and acquired locations.

New vehicle gross profit was $178.5 million for the six months ended June 30, 2017, an increase of $36.7 million, or 25.9%, as compared to $141.8 million for the six months ended June 30, 2016. The increase was primarily due to the 35.3% increase in new vehicle unit sales partially offset by a 6.9% decrease in average gross profit per unit from a product mix shift toward lower priced towable units. Gross margin decreased to 14.1% from 14.4% for the six months ended June 30, 2016.

Used Vehicles

	Three Months Ended						Six Months Ended
	June 30, 2017		June 30, 2016		Favorable/		June 30, 2017		June 30, 2016		Favorable/
($ in thousands,		Percent of		Percent of	(Unfavorable)			Percent of		Percent of	(Unfavorable)
except per vehicle data)	Amount	Revenue	Amount	Revenue	$	%	Amount	Revenue	Amount	Revenue	$	%

Revenue	$196,522	100.0%	$216,526	100.0%	$(20,004)	-9.2%	$342,993	100.0%	$395,289	100.0%	$(52,296)	-13.2%

Gross profit	53,025	27.0%	45,592	21.1%	7,433	16.3%	88,353	25.8%	79,267	20.1%	9,086	11.5%

Used vehicle unit sales	9,073		9,910		(837)	-8.4%	15,589		17,932		(2,343)	-13.1%

Three Months Ended June 30, 2017 compared to Three Months Ended June 30, 2016

Used vehicle revenue was $196.5 million for the three months ended June 30, 2017, a decrease of $20.0 million, or 9.2%, as compared to $216.5 million for the three months ended June 30, 2016. The decrease was primarily due to reduced inventory availability, resulting from fewer trades on new vehicle unit sales, and the elimination of the automobile unit business as a result of the distribution of the AutoMatch business during the three months ended June 30, 2016, driving an 8.4% decrease in used vehicle unit sales. Same store sales decreased by 10.3% with the remaining decrease driven by the disposition of the AutoMatch business.

Used vehicle gross profit was $53.0 million for the three months ended June 30, 2017, an increase of $7.4 million, or 16.3%, as compared to $45.6 million for the three months ended June 30, 2016. The increase was primarily attributable to increases for nearly all product types and elimination of lower margin auto sales upon the disposition of the AutoMatch business during the second quarter of 2016, resulting in a 27.0% increase in gross profit per unit and a gross margin increase of 593 basis points, partially offset by an 8.4% decrease in vehicle unit sales.

Six Months Ended June 30, 2017 compared to Six Months Ended June 30, 2016

Used vehicle revenue was $343.0 million for the six months ended June 30, 2017, a decrease of $52.3 million, or 13.2%, as compared to $395.3 million for the six months ended June 30, 2016. The decrease was primarily due to reduced inventory availability, resulting from fewer trades on new vehicle unit sales, and the elimination of the automobile unit business as a result of the distribution of the AutoMatch business during the six months ended June 30, 2016, driving a 13.1% decrease in used vehicle unit sales. Same store sales decreased by 10.4% with the remaining decrease driven by the disposition of the AutoMatch business.

Used vehicle gross profit was $88.4 million for the six months ended June 30, 2017, an increase of $9.1 million, or 11.5%, as compared to $79.3 million for the six months ended June 30, 2016. The increase was primarily attributable to increases for nearly all product types and elimination of lower margin auto sales upon the disposition of the AutoMatch business during the second quarter of 2016, resulting in a 28.2% increase in gross profit per unit and a gross margin increase of 571 basis points, partially offset by a 13.1% decrease in vehicle unit sales.

Parts, Services and Other

	Three Months Ended						Six Months Ended
	June 30, 2017		June 30, 2016		Favorable/		June 30, 2017		June 30, 2016		Favorable/
		Percent of		Percent of	(Unfavorable)			Percent of		Percent of	(Unfavorable)
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%	Amount	Revenue	Amount	Revenue	$	%

Revenue	$174,196	100.0%	$157,742	100.0%	$16,454	10.4%	$290,419	100.0%	$271,226	100.0%	$19,193	7.1%

Gross profit	79,245	45.5%	74,701	47.4%	4,544	6.1%	133,873	46.1%	128,550	47.4%	5,323	4.1%

Three Months Ended June 30, 2017 compared to Three Months Ended June 30, 2016

Parts, services and other revenue was $174.2 million for the three months ended June 30, 2017, an increase of $16.5 million, or 10.4%, as compared to $157.7 million for the three months ended June 30, 2016. The increase was primarily attributable to $8.4 million of revenue from the Overton’s acquisition, increased revenue from the internet and the wholesale channel, increased sales and service hours, related to increased volume of RV units sold, partially offset by a 2.4% decrease in same store sales.

Parts, services and other gross profit was $79.2 million for the three months ended June 30, 2017, an increase of $4.5 million, or 6.1%, as compared to $74.7 million for the three months ended June 30, 2016. The gross profit increase was primarily due to increased revenue. Gross margin decreased 186 basis points to 45.5% primarily due to merchandise markdowns in the internet business and increased distribution and supply costs.

Six Months Ended June 30, 2017 compared to Six Months Ended June 30, 2016

Parts, services and other revenue was $290.4 million for the six months ended June 30, 2017, an increase of $19.2 million, or 7.1%, as compared to $271.2 million for the six months ended June 30, 2016. The increase was primarily attributable to related to $8.4 million of revenue from the Overton’s acquisitions, increased revenue from the internet, the wholesale channel, increased volume of RV units sold, partially offset by a 1.9% decrease in same store sales.

Parts, services and other gross profit was $133.9 million for the six months ended June 30, 2017, an increase of $5.3 million, or 4.1%, as compared to $128.6 million for the six months ended June 30, 2016. The gross profit increase was primarily due to increased revenue. Gross margin decreased 130 basis points to 46.1%. primarily due to merchandise markdowns in the internet business and increased distribution and supply costs.

Finance and Insurance, net

	Three Months Ended						Six Months Ended
	June 30, 2017		June 30, 2016		Favorable/		June 30, 2017		June 30, 2016		Favorable/
		Percent of		Percent of	(Unfavorable)			Percent of		Percent of	(Unfavorable)
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%	Amount	Revenue	Amount	Revenue	$	%

Revenue	$100,970	100.0%	$69,870	100.0%	$31,100	44.5%	$167,259	100.0%	$120,897	100.0%	$46,362	38.3%

Gross profit	100,970	100.0%	69,870	100.0%	31,100	44.5%	167,259	100.0%	120,897	100.0%	46,362	38.3%

Three Months Ended June 30, 2017 compared to Three Months Ended June 30, 2016

Finance and insurance, net revenue and gross profit were each $101.0 million for the three months ended June 30, 2017, an increase of $31.1 million, or 44.5%, as compared to $69.9 million for the three months ended June 30, 2016. The increase was primarily due to incremental vehicle finance contracts assigned due to higher vehicle unit sales and higher finance and insurance sales penetration rates of travel trailer buyers resulting from a 31.5% increase in same store sales and the remainder from new greenfield and acquired locations. Finance and insurance, net revenue as a percentage of total new and used vehicle revenue increased to 10.5% for the three months ended June 30, 2017 from 8.8% for the comparable period in 2016.

Six Months Ended June 30, 2017 compared to Six Months Ended June 30, 2016

Finance and insurance, net revenue and gross profit were each $167.3 million for the six months ended June 30, 2017, an increase of $46.4 million, or 38.3%, as compared to $120.9 million for the six months ended June 30, 2016. The increase was primarily due to incremental vehicle finance contracts assigned due to higher vehicle unit sales and higher finance and insurance sales penetration rates of travel trailer buyers resulting from a 29.2% increase in same store sales and the remainder from new greenfield and acquired locations. Finance and insurance, net revenue as a percentage of total new and used vehicle revenue increased to 10.4% for the six months ended June 30, 2017 from 8.7% for the comparable period in 2016.

Selling, general and administrative expenses

Three Months Ended June 30, 2017 compared to Three Months Ended June 30, 2016

Selling, general and administrative expenses were $228.4 million for the three months ended June 30, 2017, an increase of $38.1 million, or 20.0%, as compared to $190.3 million for the three months ended June 30, 2016. The increase was due to increases of $20.1 million of wage-related expenses, primarily attributable to increased vehicle unit sales and the additional greenfield and acquired locations; $6.4 million of additional variable selling expense; $5.8 million of store and corporate overhead expenses; $2.1 million of transaction expenses associated with the acquisitions into new or complementary markets, including the Gander Mountain Acquisition; $1.8 million of additional lease expense; $1.4 million of pre-opening and payroll costs associated with the Gander Mountain acquisition; and $0.5 million of additional professional and service fees. Selling, general and administrative expenses as a percentage of total gross profit was 61.5% for the three months ended June 30, 2017, compared to 63.6% for the three months ended June 30, 2016, a decrease of 207 basis points.

Six Months Ended June 30, 2017 compared to Six Months Ended June 30, 2016

Selling, general and administrative expenses were $403.9 million for the six months ended June 30, 2017, an increase of $53.2 million, or 15.2%, as compared to $350.7 million for the six months ended June 30, 2016. The increase was due to increases of $29.3 million of wage-related expenses, primarily attributable to increased vehicle unit sales and the additional greenfield and acquired locations; $9.0 million of additional variable selling expense; $7.4 million of store and corporate overhead expenses; $3.3 million of additional lease expense; $2.1 million of transaction expenses associated with the acquisitions into new or complementary markets, including the Gander Mountain Acquisition; $1.4 million of pre-opening and payroll costs associated with the Gander Mountain acquisition; and $0.7 million of additional professional and service fees. Selling, general and administrative expenses as a percentage of total gross profit was 64.8% for the six months ended June 30, 2017, compared to 67.2% for the six months ended June 30, 2016, a decrease of 242 basis points.

Depreciation and amortization

Three Months Ended June 30, 2017 compared to Three Months Ended June 30, 2016

Depreciation and amortization was $7.6 million for the three months ended June 30, 2017, an increase of $1.6 million, or 25.7%, as compared to $6.0 million for the three months ended June 30, 2016 primarily due to the addition of new greenfield and acquired locations.

Six Months Ended June 30, 2017 compared to Six Months Ended June 30, 2016

Depreciation and amortization was $14.4 million for the six months ended June 30, 2017, an increase of $2.5 million, or 21.1%, as compared to $11.9 million for the six months ended June 30, 2016 primarily due to the addition of new greenfield and acquired locations.

Floor plan interest expense

Three Months Ended June 30, 2017 compared to Three Months Ended June 30, 2016

Floor plan interest expense was $6.6 million for the three months ended June 30, 2017, an increase of $1.2 million, or 22.3%, as compared to $5.4 million for the three months ended June 30, 2016. The increase was primarily due to increased average outstanding amount payable under our Floor Plan Facility for the three months ended June 30, 2017 compared to the three months ended June 30, 2016, primarily resulting from an increased inventory level due to new dealership locations, and locations expecting higher unit sales, partially offset by a 6 basis point decrease in the average floor plan borrowing rate.

Six Months Ended June 30, 2017 compared to Six Months Ended June 30, 2016

Floor plan interest expense was $11.9 million for the six months ended June 30, 2017, an increase of $1.4 million, or 12.9%, as compared to $10.5 million for the six months ended June 30, 2016. The increase was primarily due to increased average outstanding amount payable under our Floor Plan Facility for the six months ended June 30, 2017 compared to the six months ended June 30, 2016, primarily resulting from an increased inventory level due to new dealership locations, and locations expecting higher unit sales, and a 17 basis point increase in the average floor plan borrowing rate.

Other interest expense, net

Three Months Ended June 30, 2017 compared to Three Months Ended June 30, 2016

Other interest expense, net was $10.6 million for the three months ended June 30, 2017, a decrease of $2.0 million, or 16.1%, as compared to $12.6 million for the three months ended June 30, 2016. The decrease was primarily due to a decrease in interest expense attributable to a decrease in average debt outstanding, and a 91 basis point decrease in the average interest rate.

Six Months Ended June 30, 2017 compared to Six Months Ended June 30, 2016

Other interest expense, net was $20.0 million for the six months ended June 30, 2017, a decrease of $5.4 million, or 21.2%, as compared to $25.3 million for the six months ended June 30, 2016. The decrease was primarily due to a decrease in interest expense attributable to a decrease in average debt outstanding, and a 106 basis point decrease in the average interest rate.

Segment results

The following table sets forth a reconciliation of total segment income to consolidated income from operations before income taxes for each of our segments for the period presented:

	Three Months Ended						Six Months Ended
	June 30, 2017		June 30, 2016		Favorable/		June 30, 2017		June 30, 2016		Favorable/
		Percent of		Percent of	(Unfavorable)			Percent of		Percent of	(Unfavorable)
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%	Amount	Revenue	Amount	Revenue	$	%
Revenue:
Consumer Services and Plans	$48,103	3.8%	$45,428	4.3%	$2,675	5.9%	$98,349	4.5%	$90,426	4.8%	$7,923	8.8%
Retail	1,234,564	96.2%	1,022,427	95.7%	212,137	20.7%	2,068,133	95.5%	1,775,177	95.2%	292,956	16.5%
Total consolidated revenue	1,282,667	100.0%	1,067,855	100.0%	214,812	20.1%	2,166,482	100.0%	1,865,603	100.0%	300,879	16.1%
Segment income:(1)
Consumer Services and Plans	23,959	1.9%	22,503	2.1%	1,456	6.5%	50,212	2.3%	44,101	2.4%	6,111	13.9%
Retail	117,271	9.1%	82,204	7.7%	35,067	42.7%	163,267	7.5%	118,016	6.3%	45,251	38.3%
Total segment income	141,230	11.0%	104,707	9.8%	36,523	34.9%	213,479	9.9%	162,117	8.7%	51,362	31.7%
Corporate & other	(3,483)	-0.3%	(711)	-0.1%	(2,772)	-389.9%	(4,424)	-0.2%	(1,329)	-0.1%	(3,095)	-232.9%
Depreciation and amortization	(7,584)	-0.6%	(6,034)	-0.6%	(1,550)	-25.7%	(14,437)	-0.7%	(11,925)	-0.6%	(2,512)	-21.1%
Other interest expense, net	(10,557)	-0.8%	(12,577)	-1.2%	2,020	16.1%	(19,961)	-0.9%	(25,325)	-1.4%	5,364	21.2%
Other non-operating expense, net	—	0.0%	—	0.0%	—	-100.0%	17	0.0%	(2)	0.0%	19	-100.0%
Income from operations before income taxes	$119,606	9.3%	$85,385	8.0%	$34,221	40.1%	$174,674	8.1%	$123,536	6.6%	$51,138	41.4%

(1)	Segment income represents income for each of our reportable segments and is defined as income from operations before depreciation and amortization, plus floor plan interest expense.

Consumer Services and Plans segment revenue

Three Months Ended June 30, 2017 compared to Three Months Ended June 30, 2016

Consumer Services and Plans segment revenue was $48.1 million for the three months ended June 30, 2017, an increase of $2.7 million, or 5.9%, as compared to $45.4 million for the three months ended June 30, 2016. The increased revenue was attributable to a $1.5 million increase from our vehicle insurance and Good Sam TravelAssist programs primarily due to increased policies in force; an $0.8 million increase from the roadside assistance programs due to increased policies in force; and $0.4 million of other increases.

Six Months Ended June 30, 2017 compared to Six Months Ended June 30, 2016

Consumer Services and Plans segment revenue was $98.3 million for the six months ended June 30, 2017, an increase of $7.9 million, or 8.8%, as compared to $90.4 million for the six months ended June 30, 2016. The increased revenue was attributable to a $2.9 million increase from our vehicle insurance and Good Sam TravelAssist programs primarily due to increased policies in force; a $2.3 million increase from our clubs and roadside assistance programs primarily due to increased file size; a $1.5 million increase in consumer show exhibit and admissions revenue resulting from the acquisition of five shows in the fourth quarter of 2016 and our new Good Sam RV Super Show introduced in February 2017; and $1.2 million of other increases.

Retail segment revenue

Three Months Ended June 30, 2017 compared to Three Months Ended June 30, 2016

Retail segment revenue was $1,234.6 million for the three months ended June 30, 2017, an increase of $212.1 million, or 20.7%, as compared to $1,022.4 million for the three months ended June 30, 2016. The increase was primarily due to the 38.2% increase in new vehicle unit volume which resulted from a 10.6% increase in same store sales, as described below, and the addition of the new greenfield and acquired locations.

Six Months Ended June 30, 2017 compared to Six Months Ended June 30, 2016

Retail segment revenue was $2,068.1 million for the six months ended June 30, 2017, an increase of $293.0 million, or 16.5%, as compared to $1,775.2 million for the six months ended June 30, 2016. The increase was primarily due to the 35.3% increase in new vehicle unit volume which resulted from a 10.2% increase in same store sales, as described below, and the addition of the new greenfield and acquired locations.

Same store sales

Three Months Ended June 30, 2017 compared to Three Months Ended June 30, 2016

Same store sales were $1,057.4 million for the three months ended June 30, 2017, an increase of $101.3 million, or 10.6%, as compared to $956.0 million for the three months ended June 30, 2016. The increase was primarily due to the increased volume of new towable units sold, and, to a lesser extent, the revenue increase from finance and insurance, partially offset by a decrease in same store sales from used vehicle units sold.

Six Months Ended June 30, 2017 compared to Six Months Ended June 30, 2016

Same store sales were $1,829.0 million for the six months ended June 30, 2017, an increase of $169.2 million, or 10.2%, as compared to $1,659.8 million for the six months ended June 30, 2016. The increase was primarily due to the increased volume of new towable units sold, and, to a lesser extent, the revenue increase from finance and insurance, net, partially offset by a decrease in same store sales from used vehicle units sold.

Total segment income

Three Months Ended June 30, 2017 compared to Three Months Ended June 30, 2016

Total segment income was $141.2 million for the three months ended June 30, 2017, an increase of $36.5 million, or 34.9%, as compared to $104.7 million for the three months ended June 30, 2016. The increase was primarily due to gross profit increases from finance and insurance and new vehicles, partially offset by increases in variable selling, general and administrative expenses. Total segment income margin increased 121 basis points to 11.0%.

Six Months Ended June 30, 2017 compared to Six Months Ended June 30, 2016

Total segment income was $213.5 million for the six months ended June 30, 2017, an increase of $51.4 million, or 31.7%, as compared to $162.1 million for the six months ended June 30, 2016. The increase was primarily due to gross profit increases from finance and insurance and new vehicles, partially offset by increases in variable selling, general and administrative expenses. Total segment income margin increased 116 basis points to 9.9%.

Consumer Services and Plans segment income

Three Months Ended June 30, 2017 compared to Three Months Ended June 30, 2016

Consumer Services and Plans segment income was $24.0 million for the three months ended June 30, 2017, an increase of $1.5 million, or 6.5%, as compared to $22.5 million for the three months ended June 30, 2016. The segment income increase was attributable to an increase from our vehicle insurance and Good Sam TravelAssist programs of $1.8 million primarily due to increased policies in force; increased roadside assistance contracts in force and reduced claims, together resulting in a gross profit increase of $0.5 million; and a $0.1 million reduction in selling, general and administrative expenses; partially offset by a decrease from our consumer magazine group of $0.6 million resulting from increased marketing costs; and a $0.3 million decrease from other ancillary products. Consumer Services and Plans segment income margin increased 27 basis points to 49.8%, primarily due to reduced selling, general and administrative expenses, partially offset by a 40 basis point reduction in Consumer Services and Plans gross margin resulting primarily from reduced gross margin from the consumer magazines partially offset by an increase from the vehicle insurance and Good Sam TravelAssist programs.

Six Months Ended June 30, 2017 compared to Six Months Ended June 30, 2016

Consumer Services and Plans segment income was $50.2 million for the six months ended June 30, 2017, an increase of $6.1 million, or 13.9%, as compared to $44.1 million for the six months ended June 30, 2016. The segment income increase was attributable to an increase from our vehicle insurance and Good Sam TravelAssist programs of $3.1 million primarily due to increased policies in force; increased roadside assistance contracts in force and reduced claims, together resulting in a gross profit increase of $1.7 million; an increase from our consumer shows of $0.6 million resulting from the five acquired shows and one new show; and an $0.8 million reduction in selling, general and administrative expenses due to reduced advertising and sponsorships; partially offset by a $0.1 million decrease from other ancillary products. Consumer Services and Plans segment income margin increased 228 basis points to 51.1%, primarily due to an 85 basis point increase in Consumer Services and Plans gross margin resulting from increased volume of contracts sold and reduced program costs for roadside assistance and increases from the vehicle insurance programs; in addition to an $0.8 million decrease in selling, general and administrative expenses due to reduced advertising and sponsorships.

Retail segment income

Three Months Ended June 30, 2017 compared to Three Months Ended June 30, 2016

Retail segment income was $117.3 million for the three months ended June 30, 2017, an increase of $35.1 million, or 42.7%, as compared to $82.2 million for the three months ended June 30, 2016. The increase was primarily due to increased segment gross profit of $72.0 million primarily due to higher revenue and sales penetration of finance and insurance products, an increase of $28.9 million primarily from increased new vehicle unit volume of 6,056 units for the three months ended June 30, 2017 compared to the three months ended June 30, 2016, an increase of $7.4 million from used vehicles, and an increase of $4.5 million from parts, services and other; partially offset by increased selling, general and administrative expenses of $35.5 million primarily relating to increased variable wages relating to increased revenue, increased variable selling and services expenses; $0.2 million of reduced gain on asset sales; and a $1.2 million increase in floor plan interest expense relating to an increase in the average floor plan balance. Retail segment income margin increased 146 basis points to 9.5%, primarily due to increased penetration of the finance and insurance products to 10.5% of total new and used revenue, from 8.8% for the comparable prior year period, increased used vehicle gross margin of 593 basis points, and decreased selling, general and administrative expenses as a percentage of segment gross profit of 391 basis points.

Six Months Ended June 30, 2017 compared to Six Months Ended June 30, 2016

Retail segment income was $163.3 million for the six months ended June 30, 2017, an increase of $45.3 million, or 38.3%, as compared to $118.0 million for the six months ended June 30, 2016. The increase was primarily due to increased segment gross profit of $97.5 million primarily due to higher revenue and sales penetration of finance and insurance products, an increase of $36.7 million primarily from increased new vehicle unit volume of 9,308 units for the six months ended June 30, 2017 compared to the six months ended June 30, 2016, an increase of $9.1 million from used vehicles, and an increase of $5.3 million from parts, services and other; partially offset by increased selling, general and administrative expenses of $50.9 million primarily relating to increased variable wages relating to increased revenue, increased variable selling expense and increased rent relating to new stores; and a $1.3 million increase in floor plan interest expense relating to an increase in the average floor plan balance. Retail segment income margin increased 125 basis points to 7.9%, primarily due to increased penetration of the finance and insurance products to 10.4% of total new and used revenue, from 8.7% for the comparable prior year period, increased used vehicle gross margin of 571 basis points, and decreased selling, general and administrative expenses as a percentage of segment gross profit of 352 basis points.

Corporate and other expenses

Three Months Ended June 30, 2017 compared to Three Months Ended June 30, 2016

Corporate and other expenses were $3.5 million for the three months ended June 30, 2017, an increase of 389.9%, as compared to $0.7 million for the three months ended June 30, 2016. The $2.8 million increase was primarily due to $2.1 million of transaction expenses associated with the acquisitions into new or complementary markets, including the Gander Mountain Acquisition; and $0.7 million of other professional fees.

Six Months Ended June 30, 2017 compared to Six Months Ended June 30, 2016

Corporate and other expenses were $4.4 million for the six months ended June 30, 2017, an increase of 232.9%, as compared to $1.3 million for the six months ended June 30, 2016. The $3.1 million increase was primarily due to $2.1 million of transaction expenses associated with the acquisitions into new or complementary markets, including the Gander Mountain Acquisition; and $1.0 million of other professional fees.

Liquidity and Capital Resources

General

Our primary requirements for liquidity and capital have been working capital, inventory management, acquiring and building new retail locations, including pre-opening expenses, the improvement and expansion of existing retail locations, debt service, distributions to holders of equity interests in CWGS, LLC and our Class A common stock, and general corporate needs. These cash requirements have been met through cash provided by operating activities, cash and cash equivalents, proceeds from our IPO, proceeds from the 2017 Public Offering, borrowings under our Existing Senior Secured Credit Facilities or previously under our Previous Senior Secured Credit Facilities, and borrowings under our Floor Plan Facility.

As a public company, additional liquidity needs include public company costs, the payment of regular and special cash dividends, the redemption right held by the Continuing Equity Owners that they may exercise from time to time (should we elect to exchange such common units for a cash payment), payments under the Tax Receivable Agreement, and state and federal taxes to the extent not sheltered as a result of the Tax Receivable Agreement. The Continuing Equity Owners may exercise such redemption right for as long as their common units remain outstanding. Although the actual timing and amount of any payments that may be made under the Tax Receivable Agreement will vary, we expect that the payments that we will be required to make to the Continuing Equity Owners and Crestview Partners II GP, L.P. will be significant. Any payments made by us to Continuing Equity Owners and Crestview Partners II GP, L.P. under the Tax Receivable Agreement will generally reduce the amount of overall cash flow that might have otherwise been available to us or to CWGS, LLC and, to the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, the unpaid amounts generally will be deferred and will accrue interest until paid by us; provided, however, that nonpayment for a specified period may constitute a material breach of a material obligation under the Tax Receivable Agreement and therefore may accelerate payments due under the Tax Receivable Agreement. For a discussion of the Tax Receivable Agreement, see Note 11 — Income Taxes to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

CWGS, LLC intends to make a regular quarterly cash distribution to its common unit holders, including us, of approximately $0.08 per common unit and we intend to use all of the proceeds from such distribution on our common units to pay a regular quarterly cash dividend of approximately $0.08 per share on our Class A common stock, subject to our discretion as the sole managing member of CWGS, LLC and the discretion of our board of directors. During the six months ended June 30, 2017, we paid two regular quarterly cash dividends of $0.08 per share of our Class A common stock. CWGS, LLC shall make cash distributions in accordance with the CWGS LLC Agreement in an amount sufficient for us to pay any expenses incurred by us in connection with the regular quarterly cash dividend, along with any of our other operating expenses and other obligations. In addition, we currently intend to pay a special cash dividend of all or a portion of the Excess Tax Distribution (as defined under “Dividend Policy” included in Part II, Item 5 of our Annual Report) to the holders of our Class A common stock from time to time subject to the discretion of our board of directors as described under “Dividend Policy.” During the six months ended June 30, 2017, we paid two special cash dividends of $0.0732 per share of our Class A common stock.

Notwithstanding our obligations under the Tax Receivable Agreement, we believe that our sources of liquidity and capital will be sufficient to finance our continued operations, growth strategy, including the Gander Mountain Acquisition, regular quarterly cash dividends (as described above) and additional expenses we expect to incur as a public company for at least the next twelve months. However, we cannot assure you that our cash provided by operating activities, cash and cash equivalents or cash available under our Existing Revolving Credit Facility or our Floor Plan Facility will be sufficient to meet our future needs. If we are unable to generate sufficient cash flows from operations in the future, and if availability under our Existing Revolving Credit Facility or our Floor Plan Facility is not sufficient, we may have to obtain additional financing. If we obtain additional capital by issuing equity, the interests of our existing stockholders will be diluted. If we incur additional indebtedness, that indebtedness may contain significant financial and other covenants that may significantly restrict our operations. We cannot assure you that we could obtain refinancing or additional financing on favorable terms or at all. See “Risk Factors — Risks Related to our Business — Our ability to operate and expand our business and to respond to changing business and economic conditions will depend on the availability of adequate capital” included in Part I, Item 1A of our Annual Report.

As of June 30, 2017 and December 31, 2016, we had working capital of $393.6 million and $266.8 million, respectively, including $252.2 million and $114.2 million, respectively, of cash and cash equivalents. Our working capital reflects the cash provided by deferred revenue and gains reported under current liabilities of $69.9 million and $68.6 million as of June 30, 2017 and December 31, 2016, respectively, which reduces working capital. Deferred revenue primarily consists of cash collected for club memberships in advance of services to be provided, which is deferred and recognized as revenue over the life of the membership. We use net proceeds from this deferred membership revenue to lower our long-term borrowings and finance our working capital needs.

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

Cash Flow

The following table shows summary cash flows information for the six months ended June 30, 2017 and 2016:

	Six Months Ended
	June 30,
(In thousands)	2017	2016
Net cash provided by operating activities	$127,203	$114,425
Net cash used in investing activities	(279,955)	(82,122)
Net cash provided by (used in) financing activities	290,717	(85,262)
Net increase (decrease) in cash and cash equivalents	$137,965	$(52,959)

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

Net cash provided by operating activities was $127.2 million for the six months ended June 30, 2017, an increase of $12.8 million from $114.4 million net cash used in operating activities for the six months ended June 30, 2016. The increase was primarily due to a $36.2 million increase in accounts payable and accrued liabilities, $5.0 million of other net favorable changes, and a $33.6 million increase in net income, partially offset by $61.9 million from increased growth in inventories.

Investing activities.  Our investment in business activities primarily consists of expanding our operations through organic growth and the acquisition of retail locations. Substantially all of our new retail locations and capital expenditures have been financed using cash provided by operating activities and borrowings under our Existing Senior Secured Credit Facilities.

The table below summarizes our capital expenditures for the six months ended June 30, 2017 and 2016:

	Six Months Ended
	June 30,
(In thousands)	2017	2016
IT hardware and software	$2,455	$4,232
Greenfield and acquired retail locations	9,296	2,798
Existing retail locations	10,085	8,166
Corporate and other	1,328	2,021
Total capital expenditures	$23,164	$17,217

Our capital expenditures consist primarily of investing in greenfield and acquired retail locations, existing retail locations, information technology, hardware, and software. There were no material commitments for capital expenditures as of June 30, 2017.

Net cash used in investing activities was $280.0 million for the six months ended June 30, 2017. The $280.0 million of cash used in investing activities included $252.1 million for the acquisition of sixteen retail locations and two consumer shows,  comprised of $94.3 million of inventory, $136.7 million of goodwill, $19.2 million of intangibles, $4.6 million of property and equipment, $1.5 million of accounts receivable and contracts in transit, less $3.2 million of accrued liabilities and customer deposits, and $1.0 million of contingent consideration, in addition to $23.2 million of capital expenditures and $11.1 for the purchase of real property, partially offset by proceeds of $6.0 million from the purchase of real property and $0.4 million from the sale of property and equipment.

Net cash used in investing activities was $82.1 million for the six months ended June 30, 2016. The $82.1 million of cash used in investing activities included $60.3 million for the acquisition of four retail locations and five show acquisitions comprised of approximately $1.0 million of accounts receivable, $26.0 million of inventory, $34.8 million of goodwill, $0.6 million of property and equipment, and $0.2 million of other assets, less $2.3 million of accrued liabilities and customer deposits, in addition to $17.2 million of capital expenditures and $10.3 million for the purchase of real property, partially offset by proceeds from the sale and leaseback of real property and property and equipment of approximately $2.8  million and $2.9 million, respectively.

Financing activities.  Our financing activities primarily consist of proceeds from the issuance of debt and the repayment of principal and debt issuance costs.

Our net cash provided by financing activities was $290.7 million for the six months ended June 30, 2017. The $290.7 million of cash provided by financing activities was primarily due to $155.7 million of borrowings under the Floor Plan Facility, $122.5 million of proceeds we received from the 2017 Public Offering, and $93.6 million of net proceeds from long-term debt, partially offset by $69.3 million of non-controlling interest member distributions, $7.3 million of dividends paid on Class A common stock, $3.7 million of principal payments under the Existing Term Loan Facility, and other financing uses of $0.8 million during the six months ended June 30, 2017.

Our net cash used in financing activities was $85.3 million for the six months ended June 30, 2016. The $85.3 million of cash used in financing activities was primarily due to $77.7 million of member distributions, $31.9 million of principal payments under the Previous Senior Secured Credit Facilities, and other financing uses of $0.9 million, partially offset by $25.2 of borrowings under the Floor Plan Facility during the six months ended June 30, 2016.

Description of Senior Secured Credit Facilities and Floor Plan Facility

As of June 30, 2017 and December 31, 2016, we had outstanding debt in the form of our credit agreement that included a $736.3 million and $645.0 million term loan (the ‘‘Existing Term Loan Facility’’), respectively, and $35.0 million of commitments for revolving loans (the ‘‘Existing Revolving Credit Facility’’ and, together with the Existing Term Loan Facility, the ‘‘Existing Senior Secured Credit Facilities’’) and our floor plan financing facility with $1.165 billion in maximum borrowing availability and a letter of credit commitment of $15.0 million (the ‘‘Floor Plan Facility’’). We may from time to time seek to refinance, retire or exchange our outstanding debt. Such refinancings, repayments or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. In the past, we have used interest rate swap derivatives to diversify our debt portfolio between fixed and variable rate instruments. For additional information regarding our interest rate risk and interest rate hedging instruments, see “Quantitative and Qualitative Disclosures About Market Risk” in Part I, Item 3 of this Form 10-Q.

Existing Senior Secured Credit Facilities

The following table details the outstanding amounts and available borrowings under our Existing Senior Secured Credit Facilities as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30,	December 31,
	2017	2016
Existing Senior Secured Credit Facilities:
Existing Term Loan Facility:
Principal amount of borrowings	$740,000	$645,000
Less: cumulative principal payments	(3,700)	—
Less: unamortized original issue discount	(6,106)	(6,349)
Less: finance costs	(12,145)	(11,898)
	718,049	626,753
Less: current portion	(7,400)	(6,450)
Long-term debt, net of current portion	$710,649	$620,303
Existing Revolving Credit Facility:
Total commitment	$35,000	$35,000
Less: outstanding letters of credit	(3,237)	(3,237)
Additional borrowing capacity	$31,763	$31,763

On March 17, 2017, CWGS Group, LLC (the “Borrower”), a wholly-owned subsidiary of CWGS, LLC, entered into a First Amendment (the “First Amendment”) to the Credit Agreement, dated as of November 8, 2016 (as amended, the "Existing Credit Agreement"). Per the terms of the First Amendment, the Borrower’s $645.0 million term loan facility was increased by $95.0 million to $740.0 million. The proceeds from the additional borrowings were and are intended to be used to purchase dealerships within FreedomRoads. No other terms of the Credit Agreement were amended.

See our Annual Report for a further discussion of the terms of the Existing Senior Secured Credit Facilities.

Floor Plan Facility

The following table details the outstanding amounts and available borrowings under our Floor Plan Facility as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30,	December 31,
	2017	2016
Floor Plan Facility:
Notes payable — floor plan:
Total commitment	$1,165,000	$1,165,000
Less: borrowings	(780,905)	(625,185)
Additional borrowing capacity	$384,095	$539,815
Letters of credits:
Total commitment	$15,000	$15,000
Less: outstanding letters of credit	(8,020)	(8,020)
Additional borrowing capacity	$6,980	$6,980

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

Deferred Revenue and Gains

Deferred revenue and gains consist of our sales for products not yet recognized as revenue at the end of a given period and deferred gains on sale-leaseback and derecognition of right to use asset transactions. Our deferred revenue and deferred gains as of June 30, 2017 were $114.4 million and $11.8 million, respectively. Deferred revenue is expected to be recognized as revenue and deferred gains are expected to be recognized ratably over the lease terms as an offset to rent expense.

Off-Balance Sheet Arrangements

As of June 30, 2017, we did not have any off-balance sheet arrangements, except for operating leases entered into in the normal course of business.

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

Interest Rate Risk

Our operating results are subject to risk from interest rate fluctuations on our Existing Senior Secured Credit Facilities and our Floor Plan Facility, which carries variable interest rates. Interest rate risk is the exposure to loss resulting from changes in the level of interest rates and the spread between different interest rates. Our Existing Senior Secured Credit Facilities includes the Existing Term Loan Facility and the Existing Revolving Credit Facility with advances tied to a borrowing base and which bear interest at variable rates. Additionally, under our Floor Plan Facilities we have the ability to draw on revolving floor plan arrangements, which bear interest at variable rates. Because our Existing Senior Secured Credit Facilities and Floor Plan Facility bear interest at variable rates, we are exposed to market risks relating to changes in interest rates. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. As of June 30, 2017, we had no outstanding borrowings under our Existing Revolving Credit Facility aside from letters of credit in the aggregate amount of $3.2 million outstanding under the Existing Revolving Credit Facility, $718.0 million of variable rate debt outstanding under our Existing Term Loan Facility, net of $6.1 million of unamortized original issue discount and $12.1 million of finance costs, and $780.9 million in outstanding borrowings under our Floor Plan Facility. Based on June 30, 2017 debt levels, an increase or decrease of 1% in the effective interest rate would cause an increase or decrease in interest expense under our Existing Term Loan Facility of $7.4 million and $3.5 million, respectively, over the next 12 months and an increase or decrease of 1% in the effective rate would cause an increase or decrease in interest under our Floor Plan Facility of approximately $7.8 million over the next 12 months. We do not use derivative financial instruments for speculative or trading purposes, but this does not preclude our adoption of specific hedging strategies in the future.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2017.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control performed during the fiscal quarter ended June 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

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

Camping World Holdings, Inc.

Date: August 10, 2017	By:	/s/ Thomas F. Wolfe
Thomas F. Wolfe
Chief Financial Officer and Secretary

(Authorized Officer and Principal Financial Officer)

Exhibits Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Camping World Holdings, Inc.	10-Q	001-37908	3.1	11/10/16

3.2	Amended and Restated Bylaws of Camping World Holdings, Inc.	10-Q	001-37908	3.2	11/10/16

4.1	Specimen Stock Certificate evidencing the shares of Class A common stock	S-1/A	333‑211977	4.1	9/13/16

10.1	Asset Purchase Agreement dated as of May 4, 2017 by and among CWI, Inc. and Gander Mountain Company and the other parties signatory hereto	8-K	001-37908	10.1	5/8/17

10.2	New Form of Employee Restricted Stock Unit Agreement					*

10.3	New Form of Director Restricted Stock Unit Agreement					*

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer					*

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer					*

32.1	Section 1350 Certification of Chief Executive Officer					**

32.2	Section 1350 Certification of Chief Financial Officer					**

101.INS	XBRL Instance Document					***

101.SCH	XBRL Taxonomy Extension Schema Document					***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					***

101.DEF	XBRL Extension Definition Linkbase Document					***

101.LAB	XBRL Taxonomy Label Linkbase Document					***

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					***

*     Filed herewith

**    Furnished herewith

***   Submitted electronically herewith