Form 10-Q
period 2017-09-30
Camping World Holdings, Inc.
filed 2017-11-09
CIK 1669779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington,  D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 7, 2017, the registrant had 36,527,406 shares of Class A common stock, 50,836,629 shares of Class B common stock and one share of Class C common stock outstanding.

Camping World Holdings, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended September 30, 2017

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts contained in this Form 10-Q may be forward-looking statements. Statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, including, among others, statements regarding expected new retail location openings, including greenfield locations and acquired locations; profitability of new retail locations; the impact from the Tax Receivable Agreement of the redemption of common units described below relating to the October 2017 Public Offering (as defined below); sufficiency of our sources of liquidity and capital and potential need for additional financing; use of proceeds from our borrowings under the Existing Credit Agreement; future capital expenditures and debt service obligations; refinancing, retirement or exchange of outstanding debt; expectations regarding consumer behavior and growth; our comparative advantages and our plans and ability to expand our consumer base; our ability to respond to changing business and economic conditions;  our plans to increase new products offered to our customers and grow our businesses to enhance revenue and cash flow, and increase our overall profitability; volatility in sales and potential impact of miscalculating the demand for our products or our product mix; our ability to drive growth; anticipated impact of the acquisition of Gander Mountain Company (“Gander Mountain”) and its Overton’s boating business (the “Gander Mountain Acquisition”); the number of Gander Mountain locations the Company expects to open and operate and the anticipated timing of such store openings; expectations regarding assumption and rejection of leases for the locations acquired under the Gander Mountain Acquisition; rebranding of Gander Mountain expectations regarding increase of certain expenses, including in relation to the Gander Mountain Acquisition; and our plans related to dividend payments are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘expects,’’ ‘‘plans,’’ ‘‘anticipates,’’ ‘‘could,’’ ‘‘intends,’’ ‘‘targets,’’ ‘‘projects,’’ ‘‘contemplates,’’ ‘‘believes,’’ ‘‘estimates,’’ ‘‘predicts,’’ ‘‘potential’’ or ‘‘continue’’ or the negative of these terms or other similar expressions.

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

•	whether we are able to realize any tax benefits that may arise from our organizational structure and any redemptions or exchanges of CWGS Enterprises, LLC common units for cash or stock; and
•	the other factors set forth under ‘‘Risk Factors’’ in Item 1A of Part I of our Annual Report and Item 1A of Part II of this Form 10-Q.

We qualify all of our forward-looking statements by these cautionary statements. The forward-looking statements in this Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise. For a further discussion of the risks relating to our business, see “Item 1A—Risk Factors” in Part I of our Annual Report and “Item 1A—Risk Factors” in Part II of this Form 10-Q.

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(In Thousands Except Per Share Amounts)

	September 30,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$163,225	$114,196
Contracts in transit	79,499	29,012
Accounts receivable, net	73,700	58,488
Inventories, net	1,204,138	909,254
Prepaid expenses and other assets	27,685	21,755
Total current assets	1,548,247	1,132,705
Property and equipment, net	183,485	130,760
Deferred tax assets, net	262,433	125,878
Intangibles assets, net	37,972	3,386
Goodwill	328,402	153,105
Other assets	17,940	17,931
Total assets	$2,378,479	$1,563,765
Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$158,026	$68,655
Accrued liabilities	125,349	78,044
Deferred revenues and gains	78,934	68,643
Current portion of capital lease obligations	908	1,224
Current portion of tax receivable agreement liability	7,378	991
Current portion of long-term debt	7,400	6,450
Notes payable – floor plan, net	799,682	625,185
Other current liabilities	26,822	16,745
Total current liabilities	1,204,499	865,937
Capital lease obligations, net of current portion	207	841
Right to use liability	10,231	10,343
Tax receivable agreement liability, net of current portion	102,485	18,190
Long-term debt, net of current portion	709,507	620,303
Deferred revenues and gains	56,782	52,210
Deferred tax liabilities	49	—
Other long-term liabilities	35,775	24,156
Total liabilities	2,119,535	1,591,980
Commitments and contingencies
Stockholders' equity (deficit):
Preferred stock, par value $0.01 per share – 20,000,000 shares authorized; none issued and outstanding as of September 30, 2017 and December 31, 2016	—	—
Class A common stock, par value $0.01 per share – 250,000,000 shares authorized; 30,227,113 issued and 30,227,061 outstanding as of September 30, 2017 and 18,935,916 issued and outstanding as of December 31, 2016	302	189
Class B common stock, par value $0.0001 per share – 75,000,000 shares authorized; 69,066,445 issued; and 57,031,184 outstanding as of September 30, 2017 and 62,002,729 outstanding as of December 31, 2016	6	6
Class C common stock, par value $0.0001 per share – one share authorized, issued and outstanding as of September 30, 2017 and December 31, 2016	—	—
Additional paid-in capital	157,031	74,239
Retained earnings	35,655	544
Total stockholders' equity attributable to Camping World Holdings, Inc.	192,994	74,978
Non-controlling interests	65,950	(103,193)
Total stockholders' equity (deficit)	258,944	(28,215)
Total liabilities and stockholders' equity (deficit)	$2,378,479	$1,563,765

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(In Thousands Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenue:
Consumer services and plans	$46,169	$45,442	$144,518	$135,868
Retail
New vehicles	715,182	545,154	1,982,644	1,532,919
Used vehicles	188,331	181,675	531,324	576,964
Parts, services and other	187,750	151,090	478,169	422,316
Finance and insurance, net	101,570	67,710	268,829	188,607
Subtotal	1,192,833	945,629	3,260,966	2,720,806
Total revenue	1,239,002	991,071	3,405,484	2,856,674
Costs applicable to revenue (exclusive of depreciation and amortization shown separately below):
Consumer services and plans	20,085	19,953	61,792	59,071
Retail
New vehicles	614,624	471,140	1,703,622	1,317,147
Used vehicles	138,796	138,637	393,436	454,659
Parts, services and other	108,830	81,105	265,376	223,781
Subtotal	862,250	690,882	2,362,434	1,995,587
Total costs applicable to revenue	882,335	710,835	2,424,226	2,054,658
Operating expenses:
Selling, general, and administrative	236,174	186,255	640,108	536,966
Depreciation and amortization	8,382	6,219	22,819	18,144
(Gain) loss on sale of assets	(5)	21	(292)	(227)
Total operating expenses	244,551	192,495	662,635	554,883
Income from operations	112,116	87,741	318,623	247,133
Other income (expense):
Floor plan interest expense	(7,414)	(4,322)	(19,303)	(14,851)
Other interest expense, net	(11,012)	(12,715)	(30,973)	(38,040)
Other expense, net	(96)	—	(79)	(2)
	(18,522)	(17,037)	(50,355)	(52,893)
Income before income taxes	93,594	70,704	268,268	194,240
Income tax expense	(8,336)	(2,288)	(28,247)	(4,638)
Net income	85,258	68,416	240,021	189,602
Less: net income attributable to non-controlling interests	(65,131)	—	(193,036)	—
Net income attributable to Camping World Holdings, Inc.	$20,127	$68,416	$46,985	$189,602

Earnings per share of Class A common stock (1):
Basic	$0.68		$1.97
Diluted	$0.68		$1.92
Weighted average shares of Class A common stock outstanding (1):
Basic	29,522		23,854
Diluted	88,452		85,947

Dividends declared per share	$0.1532		$0.4596

(1)	Basic and diluted earnings per Class A common stock is applicable only for periods after the Company’s IPO. See Note 16 — Earnings Per Share.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statement of Stockholders' Equity (Deficit)

(In Thousands)

							Additional		Non-
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Paid-In	Retained	Controlling
	Shares	Amounts	Shares	Amounts	Shares	Amounts	Capital	Earnings	Interest	Total
Balance at January 1, 2017	18,936	189	62,003	6	—	—	74,239	544	(103,193)	(28,215)
Issuance of Class A common stock sold in a public offering, net of underwriting discounts, commissions and offering costs	4,600	46	—	—	—	—	121,399	—	—	121,445
Non-controlling interest adjustment for purchase of common units from CWGS, LLC with proceeds from a public offering	—	—	—	—	—	—	(53,648)	—	87,203	33,555
Issuance of Class A common stock for an acquisition by a subsidiary	164	1	—	—	—	—	5,719	—	—	5,720
Non-controlling interest adjustment for capital contribution of Class A common stock for an acquisition by a subsidiary	—	—	—	—	—	—	(2,261)	—	3,678	1,417
Equity-based compensation	—	—	—	—	—	—	2,792	—	—	2,792
Vesting of restricted stock units	—	—	—	—	—	—	—	—	—	—
Repurchases of Class A common stock	—	—	—	—	—	—	—	—	—	—
Redemption of LLC common units for Class A common stock	6,526	66	(4,972)	—	—	—	69,091	—	5,191	74,348
Distributions to holders of LLC common units	—	—	—	—	—	—	—	—	(124,996)	(124,996)
Dividends	—	—	—	—	—	—	—	(11,874)	—	(11,874)
Deferred tax adjustments related to tax receivable agreement	—	—	—	—	—	—	(55,858)	—	—	(55,858)
Non-controlling interest adjustment	—	—	—	—	—	—	(4,442)	—	5,031	589
Net income	—	—	—	—	—	—	—	46,985	193,036	240,021
Balance at September 30, 2017	30,226	$302	57,031	$6	—	$—	$157,031	$35,655	$65,950	$258,944

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(In Thousands)

	Nine Months Ended September 30,
	2017	2016
Operating activities
Net income	$240,021	$189,602

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,819	18,144
Equity-based compensation	2,792	60
Gain on sale of assets	(292)	(227)
Provision for (recovery of) losses on accounts receivable	(23)	1,701
Accretion of original issue discount	706	915
Non-cash interest expense	3,210	3,698
Deferred income taxes	3,256	3,089
Loss on remeasurement of tax receivable agreement	79	—
Change in assets and liabilities, net of acquisitions:
Receivables and contracts in transit	(64,211)	(38,415)
Inventories	(150,653)	68,316
Prepaid expenses and other assets	(6,381)	(8,324)
Checks in excess of bank balance	—	(7,478)
Accounts payable and other accrued expenses	105,154	67,935
Payment pursuant to tax receivable agreement	(203)	—
Accrued rent for cease-use locations	(91)	286
Deferred revenue and gains	14,863	12,849
Other, net	37,053	3,876
Net cash provided by operating activities	208,099	316,027

Investing activities
Purchases of property and equipment	(49,759)	(29,203)
Purchase of real property	(16,820)	(12,871)
Proceeds from the sale of real property	6,000	7,291
Purchases of businesses, net of cash acquired	(345,140)	(67,690)
Proceeds from sale of property and equipment	603	3,486
Net cash used in investing activities	$(405,116)	$(98,987)

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(In Thousands)

	Nine Months Ended September 30,
	2017	2016

Financing activities
Proceeds from long-term debt	$94,762	$134,325
Payments on long-term debt	(5,550)	(43,615)
Net borrowings on notes payable – floor plan, net	174,497	(65,967)
Borrowings on revolver	—	12,000
Payments on revolver	—	(12,000)
Payments of principal on capital lease obligations	(950)	(1,111)
Payments of principal on right to use liability	(112)	(164)
Payment of debt issuance costs	(1,176)	(2,685)
Proceeds from issuance of Class A common stock sold in a public offering net of underwriter discounts, commissions and offering expenses	121,445	—
Dividends on Class A common stock	(11,874)	—
Members' distributions	(124,996)	(214,782)
Net cash provided by (used in) financing activities	246,046	(193,999)

Increase in cash	49,029	23,041
Cash at beginning of the period	114,196	92,025
Cash at end of the period	$163,225	$115,066

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2017

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

The condensed consolidated financial statements as of and for the three and nine months ended September 30, 2017 are unaudited. The condensed consolidated balance sheet as of December 31, 2016 has been derived from the audited financial statements at that date but does not include all of the disclosures required by GAAP. These interim condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (the “Annual Report”) filed with the SEC on March 13, 2017. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.

CWH was formed on March 8, 2016 as a Delaware corporation for the purpose of facilitating an initial public offering (the “IPO”) and other related transactions in order to carry on the business of CWGS Enterprises, LLC (“CWGS, LLC”). CWGS, LLC was formed in March 2011 when it received, through contribution from its then parent company, all of the membership interests of Affinity Group Holding, LLC and FreedomRoads Holding Company, LLC (“FreedomRoads”). The IPO and related reorganization transactions (the “Reorganization Transactions”) that occurred on October 6, 2016 resulted in CWH as the sole managing member of CWGS, LLC, with CWH having sole voting power in and control of the management of CWGS, LLC. Despite its position as sole managing member of CWGS, LLC, CWH has a minority economic interest in CWGS, LLC. As of September 30, 2017, CWH owned 34.1% of CWGS, LLC. Accordingly, the Company consolidates the financial results of CWGS, LLC and reports a non-controlling interest in its consolidated financial statements. As the Reorganization Transactions are considered transactions between entities under common control, the financial statements for the periods prior to the IPO and related Reorganization Transactions have been adjusted to combine the previously separate entities for presentation purposes.

The Company does not have any components of other comprehensive income recorded within its consolidated financial statements, and, therefore, does not separately present a statement of comprehensive income in its consolidated financial statements.

Description of the Business

CWGS, LLC is a holding company and operates through its subsidiaries. The operations of the Company consist of two primary businesses: (i) Consumer Services and Plans, and (ii) Retail. The Company provides consumer services and plans offerings through its Good Sam brand and the Company primarily provides its retail offerings through its Camping World brand. Within the Consumer Services and Plans segment, the Company primarily derives revenue from the sale of the following offerings: emergency roadside assistance; property and casualty insurance programs; travel assist programs; extended vehicle service contracts; co-branded credit cards; vehicle financing and refinancing; club memberships; and publications and directories. Within the Retail segment, the Company primarily derives revenues from the sale of the following products: new and used recreational vehicles (“RV”); parts and service, including RV accessories and supplies; camping, hunting, fishing, skiing, snowboarding, bicycling, skateboarding,  marine and watersport equipment and supplies; and finance and insurance. The Company primarily operates in various regions throughout the United States and markets its products and services to RV owners and outdoor enthusiasts. At September 30, 2017, the Company operated 137 Camping World retail locations, of which 121 locations sell new and used RVs, and offer financing, ancillary services, protection plans, and other products for the RV purchaser and outdoor enthusiasts; two Overton’s locations offering marine and watersports products;  two TheHouse.com locations offering skiing, snowboarding, bicycling, and skateboarding products; and one W82 location offering skiing, snowboarding, and skateboarding products.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The FASB has subsequently issued several related ASUs that clarified the implementation guidance for certain aspects of ASU 2014-09, which are effective upon the adoption of ASU 2014-09. This ASU sets forth a five-step model for determining when and how revenue is recognized. Under the model, an entity will be required to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. The amendments in this accounting standard update are effective for interim and annual reporting periods beginning after December 15, 2017. The standard can be adopted either retrospectively to each reporting period presented or as a cumulative effect adjustment as of the date of adoption. To assess the impact of the ASU, the Company established an internal implementation team to review its current accounting policies and practices, identify all material revenue streams, assess the impact of the ASU on its material revenue streams and identify potential differences with current policies and practices. The Company’s internal implementation team is in the process of performing its initial review of the likely impacts that the application of the amendments in this ASU will have on its consolidated financial statements. The team has identified the Company’s material revenue streams to be the sale of new and used vehicles; the sale of parts, RV accessories, and supplies; the performance of vehicle maintenance and repair services; the arrangement of associated vehicle financing; the sale of insurance and emergency roadside assistance contracts; and the sale of club memberships. The team has continued to review a  sample of associated contracts and other related documents, but currently, has not quantified and estimated impact of changes, if any, to its current revenue recognition policies and practices. The Company’s implementation team is continuing to evaluate the additional disclosure requirements of the ASU, as well as the change, if any, to the Company’s underlying accounting and financial reporting systems and processes necessary to support the recognition and disclosure requirements. The Company expects to identify and implement the necessary changes, if any, during 2017. The Company currently expects to adopt the amendments of this ASU as of January 1, 2018, as a cumulative effect adjustment as of the date of adoption, but will not make a final decision on the adoption method until later in 2017.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”). The amendments in ASU 2017-09 require entities to apply modification accounting in Topic 718 only when changes to the terms or conditions of a share-based payment award result in changes to fair value, vesting conditions or the classification of the award as equity or liability. The standard will be effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The guidance will be applied prospectively upon adoption. The Company does not expect the adoption will have a material impact on its consolidated financial statements or results of operations; however, the amount of the impact to equity-based compensation expense will depend on the terms specified in any new changes to the equity-based payment awards, if any. The Company plans to adopt this ASU on October 1, 2017.

2. Inventories, Net and Floor Plan Payable

Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2017	2016
New RV vehicles	$931,016	$727,634
Used RV vehicles	96,911	78,787
Parts, accessories and miscellaneous	176,211	102,833
	$1,204,138	$909,254

New and used vehicles included in retail inventories are primarily financed by floor plan arrangements through a syndication of banks. The floor plan notes are collateralized by substantially all of the assets of FreedomRoads, LLC (“FR”), a wholly owned subsidiary of FreedomRoads, which operates the Camping World dealerships, and bear interest at one-month London Interbank Offered Rate (“LIBOR”) plus 2.05% as of September 30, 2017 and 2.05% as of December 31, 2016. LIBOR, as defined, was 1.24% at September 30, 2017 and 0.62% as of December 31, 2016. Principal is due upon the sale of the related vehicle.

In August 2015, FR entered into a Sixth Amended and Restated Credit Agreement for floor plan financing (“Floor Plan Facility”) to extend the maturity date to August 2018. On July 1, 2016, FR entered into Amendment No. 1 to the Sixth Amended and Restated Credit Agreement for the Floor Plan Facility to, among other things, increase the available amount under the Floor Plan Facility from $880.0 million to $1.18 billion, amend the applicable borrowing rate margin on LIBOR and base rate loans ranging from 2.05% to 2.50% and 0.55% and 1.00%, respectively, based on the consolidated current ratio at FR, and extend the maturity date to June 30, 2019. The letter of credit commitment within the Floor Plan Facility remained at $15.0 million. The Floor Plan Facility includes an offset account that allows the Company to transfer cash as an offset to the payable under the Floor Plan Facility. These transfers reduce the amount of liability outstanding under the floor plan notes payable that would otherwise accrue interest, while retaining the ability to transfer amounts from the offset account into the Company’s operating cash accounts. When the Company uses the floor plan offset account, the Company experiences a reduction in floor plan interest expense in its consolidated statements of income. The credit agreement governing the Floor Plan Facility contains certain financial covenants. FR was in compliance with all debt covenants at September 30, 2017 and December 31, 2016.

At September 30, 2017 and December 31, 2016, the principal amount outstanding under the Floor Plan Facility was $799.7 million and $625.2 million, respectively, which was net of the floor plan offset account of $91.1 million and $68.5 million, respectively.

3. Goodwill and Intangible Assets

Goodwill

The following is a summary of changes in the Company’s goodwill by reportable segments for the nine months ended September 30, 2017 (in thousands):

	Consumer
	Services and
	Plans	Retail	Consolidated
Balance as of December 31, 2016	$49,944	$103,161	$153,105
Acquisitions (1)	—	175,297	175,297
Balance as of September 30, 2017	$49,944	$278,458	$328,402

(1)	See Note 9 — Acquisitions.

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

Intangible Assets

Finite-lived intangible assets and related accumulated amortization consisted of the following at September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017
	Cost or	Accumulated
	Fair Value	Amortization	Net
Trademarks and trade names	$28,839	$(420)	$28,419
Membership and customer lists	10,778	(7,118)	3,660
Websites	5,990	(97)	5,893
	$45,607	$(7,635)	$37,972

	December 31, 2016
	Cost or	Accumulated
	Fair Value	Amortization	Net
Membership and customer lists	$9,485	$(6,099)	$3,386
	$9,485	$(6,099)	$3,386

The trademarks and trade names have useful lives of fifteen years. The membership and customer lists have weighted-average useful lives of approximately five years. The websites have useful lives of ten years.

4. Long-Term Debt

Long-term debt consists of the following (in thousands):

	September 30,	December 31,
	2017	2016
Term Loan Facility (1)	$716,907	$626,753
Less: current portion	(7,400)	(6,450)
	$709,507	$620,303

(1)

Net of $5.9 million and $6.3 million of original issue discount at September 30, 2017 and December 31, 2016, respectively, and $11.7 million and $11.9 million of finance costs at September 30, 2017 and December 31, 2016, respectively.

Existing Senior Secured Credit Facilities

On November 8, 2016, CWGS Group, LLC, a wholly owned subsidiary of CWGS, LLC, entered into a new $680.0 million senior secured credit facility (“Existing Senior Secured Credit Facilities”) and used the proceeds to repay its previous senior secured credit facilities (“Previous Senior Secured Credit Facilities”). The Existing Senior Secured Credit Facilities consists of a seven-year $645.0 million Term Loan Facility (“Existing Term Loan Facility”) and a five-year $35.0 million revolving credit facility (“Existing Revolving Credit Facility”). On March 17, 2017, CWGS Group, LLC entered into an amendment to the Existing Senior Secured Credit Facilities to increase the Existing Term Loan Facility by $95.0 million to $740.0 million. The net proceeds from the additional borrowings were intended to be used by FreedomRoads to purchase dealerships. No other terms of the credit agreement governing our Existing Senior Secured Credit Facilities were amended in connection with the amendment. The Existing Term Loan Facility includes mandatory amortization at 1% per annum in equal quarterly installments.

Interest on the Existing Term Loan Facility floats at the Company’s option at a) LIBOR multiplied by the statutory reserve rate (such product, the “Adjusted LIBOR Rate”), subject to a 0.75% floor, plus an applicable margin of 3.75%, or b) an Alternate Base Rate (“ABR”) equal to 2.75% per annum plus the greater of: (i) the prime rate published by The Wall Street Journal (the “WSJ Prime Rate”), (ii) federal funds effective rate plus 0.50%, or (iii) one-month Adjusted LIBOR Rate plus 1.00%, subject to a 1.75% floor. Interest on borrowings under the Existing Revolving Credit Facility is at the Company’s option of a) 3.25% to 3.50% per annum subject to a 0.75% floor in the case of a Eurocurrency loan, or b) 2.25% to 2.50% per annum plus the greater of the WSJ Prime Rate, federal funds effective rate plus 0.50%, or one-month Adjusted LIBOR Rate plus 1.00% in the case of an ABR loan, based on the Company’s total leverage ratio as defined in the Existing Senior Secured Credit Facilities. The Company also pays a commitment fee of 0.5% per annum on the unused amount of the Existing Senior Secured Credit Facility. Reborrowings under the Existing Term Loan Facility are not permitted.

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

The Existing Revolving Credit Facility matures on November 8, 2021, and the Existing Term Loan Facility matures on November 8, 2023. The funds available under the Existing Revolving Credit Facility may be utilized for borrowings or letters of credit; however, a maximum of $15.0 million may be allocated to such letters of credit. As of September 30, 2017, the average interest rate on the term debt was 4.98%. As of September 30, 2017 and December 31, 2016, the Company had available borrowings of $31.8 million and $31.8 million, respectively, and letters of credit in the aggregate amount of $3.2 million and $3.2 million outstanding, respectively, under the Existing Revolving Credit Facility. As of September 30, 2017 and December 31, 2016, the principal balance of $734.5 million and $645.0 million, respectively, was outstanding under the Existing Term Loan Facility and no amounts were outstanding on the Existing Revolving Credit Facility in either period.

CWGS, LLC and CWGS Group, LLC have no revenue-generating operations of their own. Their ability to meet the financial obligations associated with the Existing Senior Secured Credit Facilities is dependent on the earnings and cash flows of its operating subsidiaries, primarily Good Sam Enterprises, LLC and FR, and their ability to upstream dividends. The Existing Senior Secured Credit Facilities are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by each of the Company’s existing and future domestic restricted subsidiaries with the exception of FreedomRoads Intermediate Holdco, LLC, the direct parent of FR, and FR and its subsidiaries. The Existing Senior Secured Credit Facilities contain certain restrictive covenants including, but not limited to, mergers, changes in the nature of the business, acquisitions, additional indebtedness, sales of assets, investments, and the prepayment of dividends subject to certain limitations and minimum operating covenants. The Company was in compliance with all debt covenants at September 30, 2017 and December 31, 2016.

5. Right to Use Liabilities

The Company leases operating facilities throughout the United States. The Company analyzes all leases in accordance with Accounting Standards Codification (“ASC”) 840 — Leases. The Company has included the right to use assets in property and equipment, net, as follows (in thousands):

	September 30,	December 31,
	2017	2016
Right to use assets	$10,673	$10,673
Accumulated depreciation	(861)	(667)
	$9,812	$10,006

The following is a schedule by year of the future changes in the right to use liabilities as of September 30, 2017 (in thousands):

2017	$218
2018	583
2019	486
2020	486
2021	487
Thereafter (1)	13,813
Total minimum lease payments	16,073
Amounts representing interest	(5,842)
Present value of net minimum right to use liability payments	$10,231

(1)	Includes $5.0 million of scheduled derecognition of right to use liabilities upon the reduction in lease deposits to less than two months’ rent.

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

	Fair Value	9/30/2017		12/31/2016
($ in thousands)	Measurement	Carrying Value	Fair Value	Carrying Value	Fair Value
Term Loan Facility	Level 2	$716,907	$740,876	$626,753	$649,838

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

8. Statement of Cash Flows

Supplemental disclosures of cash flow information for the following periods (in thousands):

	Nine Months Ended
	September 30,	September 30,
	2017	2016
Cash paid (received) during the period for:
Interest	$47,374	$50,705
Income taxes	25,660	1,354
Non-cash investing activities:
Derecognized property and equipment for leases that qualified as operating leases after completion of construction	—	(19,958)
Property and equipment acquired through third-party capital lease arrangements		2,007
Leasehold improvements paid by lessor	857	—
Vehicles transferred to property and equipment from inventory	1,605	530
Portion of acquisition purchase price paid through issuance of Class A common stock	5,720	—
Non-cash financing activities:
Derecognized right to use liabilities for leases that qualified as operating leases after completion of construction	—	(20,056)
Third-party capital lease arrangements to acquire property and equipment		2,007
Non-cash distribution of equity interest in AutoMatch USA, LLC, an indirect wholly-owned subsidiary of the Company		(38,838)
Par value of Class A common stock issued in exchange for common units in CWGS, LLC	66	—
Par value of Class A common stock issued for vested restricted stock units	—	—
Par value of Class A common stock issued for acquisition	1	—

9. Acquisitions

Dealerships and Consumer Shows

During the nine months ended September 30, 2017 and 2016, subsidiaries of the Company acquired the assets of multiple dealership locations and consumer shows. The Company used a combination of cash, floor plan financing, proceeds from the May 2017 Public Offering (defined and described in Note 13 — Stockholders’ Equity), and additional borrowing on the Existing Term Loan Facility in March 2017 (see Note 4 — Long-term Debt) to complete the acquisitions. The acquired businesses were recorded at their estimated fair values under the acquisition method of accounting. The balance of the purchase prices in excess of the fair values of net assets acquired were recorded as goodwill.

For the nine months ended September 30, 2017 and 2016, concurrent with the acquisition of dealership businesses, the Company purchased real properties for $12.2 million and $12.9 million, respectively, from parties related to the sellers of the dealership businesses. For the nine months ended September 30, 2017 and 2016, the Company sold other real properties to a third party in sale-leaseback transactions for $6.0 million and $7.3 million, respectively.

The estimated fair values of the assets acquired and liabilities assumed for the acquisitions of dealerships and consumer shows consist of the following:

	Nine Months Ended September 30,		Estimated
($ in thousands)	2017	2016	Life
Tangible assets (liabilities) acquired (assumed):
Accounts receivable	$1,306	$944
Inventory	98,869	29,713
Property and equipment	835	635
Other assets	72	142
Accrued liabilities	(3,019)	(2,231)
Other liabilities		(75)
Total tangible net assets acquired	98,063	29,128
Intangible assets acquired:
Membership and customer lists	793	2,774	4-7 years
Total intangible assets acquired	793	2,774
Goodwill	143,788	35,786
Purchase price	242,644	67,688
Inventory purchases financed via floor plan	(79,321)	(22,265)
Cash payment net of floor plan financing	$163,323	$45,423

The fair values above are preliminary as they are subject to measurement period adjustments for up to one year from the date of acquisition as new information is obtained about facts and circumstances that existed as of the acquisition date. All of the acquired goodwill for the nine months ended September 30, 2017 and 2016 is expected to be deductible for tax purposes. Included in the nine months ended September 30, 2017 and 2016 consolidated financial results were $210.7 million and $55.3 million of revenue, respectively, and $13.8 million and $1.7 million of pre-tax income, respectively, of the acquired dealerships from the applicable acquisition dates.

Gander Mountain and Overton’s

On May 26, 2017, CWI, Inc. (“CWI”), an indirect subsidiary of the Company, completed the acquisition of certain assets of the Gander Mountain Company (“Gander Mountain”) and its Overton’s, Inc. (“Overton’s”) boating business through a bankruptcy auction that took place in April 2017 for $35.4 million in cash and $1.1 million of contingent consideration. Prior to the acquisition, Gander Mountain operated 160 retail locations and an e-commerce business that serviced the hunting, camping, fishing, shooting sports, and outdoor markets. Overton’s operates two retail locations and an e-commerce business that services the marine and watersports markets. The Company believes these businesses are complementary to its existing businesses and will allow for cross marketing of the Company’s consumer services and plans to a wider customer base.

The assets acquired included the right to designate any real estate leases for assignment to CWI or other third parties (the “Designation Rights”), other agreements CWI could elect to assume, intellectual property rights, operating systems and platforms, certain distribution center equipment, Overton’s inventory, the Gander Mountain and Overton’s e-commerce businesses, and fixtures and equipment for Overton’s two retail locations and corporate operations. Furthermore, CWI had committed to exercise Designation Rights and take an assignment of no fewer than 15 Gander Mountain retail leases on or before October 6, 2017, in addition to the two Overton’s retail leases assumed at the closing of the acquisition. The Designation Rights expired on October 6, 2017, immediately after CWI assumed the minimum 15 additional Gander Mountain retail leases. CWI also assumed certain liabilities, such as cure costs for leases and other agreements it elected to assume, accrued time off for employees retained by CWI and retention bonuses payable to certain key Gander Mountain employees retained by CWI. The cure costs for the minimum 15 Gander Mountain leases assumed under the Designation Rights were $1.1 million and recorded as contingent consideration.

The estimated fair values of the assets acquired and liabilities assumed for the acquisition of Gander Mountain and Overton’s consist of the following:

	Estimated	Estimated
($ in thousands)	Fair Value	Life
Tangible assets (liabilities) acquired (assumed):
Inventory	$9,965
Prepaid expenses and other assets	42
Property and equipment	8,436
Accrued liabilities	(373)
Total tangible net assets acquired	18,070
Intangible assets acquired:
Trademarks and trade names	14,800	15 years
Membership and customer lists	500	6 years
Websites	1,900	10 years
Total intangible assets acquired	17,200
Goodwill	1,329
Purchase price	36,599
Contingent consideration unpaid at September 30, 2017	(1,021)
Cash paid for acquisition	$35,578

The fair values above are preliminary as they are subject to measurement period adjustments for up to one year from the date of acquisition as new information is obtained about facts and circumstances that existed as of the acquisition date. All of the acquired goodwill from this acquisition is expected to be deductible for tax purposes. Included in the nine months ended September 30, 2017 consolidated financial results were $22.3 million of revenue and $11.3 million of pre-tax loss of Gander Mountain and Overton’s from the acquisition date.

TheHouse.com

On August 17, 2017, Camping World, Inc. (“CW”), an indirect subsidiary of the Company, completed the acquisition of all of the outstanding capital stock and outstanding debt of Active Sports, Inc. (“TheHouse.com”), which specializes in bikes, sailboards, skateboards, wakeboards, snowboards, and outdoor gear. TheHouse.com is primarily an online retailer and operates two retail locations. The Company believes this business is complementary to its existing businesses and enhances the product offerings from its earlier acquisition of Gander Mountain.  The purchase price consisted of $30.0 million in cash, $5.7 million in restricted shares of Class A common stock of the Company, and the purchase or extinguishment of $35.3 million of TheHouse.com’s debt, including accrued interest.

The estimated fair values of the assets acquired and liabilities assumed for the acquisition of TheHouse.com consist of the following:

	Estimated	Estimated
($ in thousands)	Fair Value	Life
Tangible assets (liabilities) acquired (assumed):
Cash and cash equivalents	$501
Accounts receivable	159
Inventory	36,317
Prepaid expenses and other assets	1,120
Property and equipment	548
Accounts payable	(7,582)
Accrued liabilities	(827)
Deferred tax liabilities	(6,016)
Total tangible net assets acquired	24,220
Intangible assets acquired:
Trademarks and trade names	14,039	15 years
Websites	4,090	10 years
Total intangible assets acquired	18,129
Goodwill	28,683
Purchase price	71,032
Cash and cash equivalents acquired	(501)
Non-cash consideration - Class A shares issued	(5,720)
Cash paid for acquisition, net of cash acquired	$64,811

The fair values above are preliminary as they are subject to measurement period adjustments for up to one year from the date of acquisition as new information is obtained about facts and circumstances that existed as of the acquisition date. The amount of acquired goodwill that is expected to be deductible for tax purposes is $3.4 million. Included in the nine months ended September 30, 2017 consolidated financial results were $3.7 million of revenue and $0.2 million of pre-tax loss of TheHouse.com from the acquisition date.

W82

On September 22, 2017, W82, LLC, an indirect subsidiary of the Company, completed the acquisition of substantially all of the assets of EIGHTEEN0THREE LLC, dba W82 (“W82”), which specializes in snowboarding, skateboarding, longboarding, swimwear, footwear, apparel and accessories. The Company believes this business is complementary to its existing businesses and enhances the product offerings from its earlier acquisition of Gander Mountain. The purchase price consisted in $0.6 million in cash and the extinguishment of $1.5 million of W82’s debt, including accrued interest.

The estimated fair values of the assets acquired and liabilities assumed for the acquisition of W82 consist of the following:

Estimated
($ in thousands)	Fair Value
Tangible assets (liabilities) acquired (assumed):
Inventory	$847
Prepaid expenses and other assets	7
Property and equipment	546
Accrued liabilities	(790)
Total tangible net assets acquired	610
Goodwill	1,497
Purchase price	$2,107

The fair values above are preliminary as they are subject to measurement period adjustments for up to one year from the date of acquisition as new information is obtained about facts and circumstances that existed as of the acquisition date. All of the acquired goodwill from this acquisition is expected to be deductible for tax purposes. Included in the nine months ended September 30, 2017 consolidated financial results were $34,000 of revenue and $8,000 of pre-tax loss of W82 from the acquisition date.

10. Exit Activities

The Company closed certain retail locations in previous periods and, in March 2017, the Company subleased a portion of a lease that is adjacent to an existing retail location. The Company remains obligated under the terms of these leases for rent and other costs associated with these leases, and has no plan to occupy them in the future. In accordance with ASC 420, Accounting for Costs Associated with Exit or Disposal Activities, the Company recorded a charge to rent expense to recognize the costs of exiting the space. The liability was equal to the fair value of rent less the fair value of the amount of rent received by the Company from a tenant under a sublease over the remainder of the lease terms, which expire on various dates through 2032. The change in the estimated fair value of these amounts was recognized in income as part of income from operations. The current portion of the liability was $0.3 million and $0.3 million as of September 30, 2017 and December 31, 2016, respectively, and is included in other current liabilities. The liability outstanding was $2.7 million and $2.8 million as of September 30, 2017 and December 31, 2016, respectively.

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

For the three months ended September 30, 2017 and 2016, the Company’s effective income tax rate was 8.9% and 3.2%, respectively. For the nine months ended September 30, 2017 and 2016, the Company’s effective income tax rate was 10.5% and 2.4%, respectively. The amount of income tax expense and the effective income tax rate increased in 2017 primarily because CWH was also subject to U.S. federal, state and local taxes on its allocable share of taxable income or loss generated by CWGS, LLC subsequent to the Company’s IPO, and also partially to the increased profitability of FRRV. The Company's effective tax rate is significantly less than the federal statutory rate of 35.0% primarily because no federal income taxes are payable by the Company for the non-controlling interests' share of CWGS, LLC’s taxable income due to CWGS, LLC’s pass-through structure for federal and most state and local income tax reporting, with the exception of the Subchapter C corporations noted above.

The Company evaluates its deferred tax assets on a quarterly basis to determine if they can be realized and establishes valuation allowances when it is more likely than not that all or a portion of the deferred tax assets may not be realized. At September 30, 2017 and December 31, 2016, the Company determined that all of its deferred tax assets, except those of CW, are more likely than not to be realized. The Company maintains a full valuation allowance against the deferred tax assets of CW, since it was determined that it would have insufficient taxable income in the current or carryforward periods under the tax laws to realize the future tax benefits of its deferred tax assets. During the three months ended September 30, 2017, TheHouse.com was acquired by CW (see Note 9 — Acquisitions) and the related deferred tax liabilities acquired reduced the amount of the valuation allowance necessary for the deferred tax assets of CW by $6.0 million. The deferred taxes on TheHouse.com acquisition are preliminary as they are subject to measurement period adjustments for up to one year from the date of acquisition as new information is obtained about facts and circumstances that existed as of the acquisition date.

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

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements on a particular tax position are measured based on the largest benefit that has a greater than a 50% likelihood of being realized upon settlement. The amount of unrecognized tax benefits is adjusted as appropriate for changes in facts and circumstances, such as significant amendments to existing tax law, new regulations or interpretations by the taxing authorities, new information obtained during a tax examination, or resolution of an examination. As of September 30, 2017 and December 31, 2016, the Company had no uncertain tax positions. The Company did not recognize any interest or penalties relating to income taxes for the three and nine months ended September 30, 2017 and 2016.

On October 6, 2016, the Company entered into a tax receivable agreement (the “Tax Receivable Agreement”) that provides for the payment by the Company to the Continuing Equity Owners and Crestview Partners II GP, L.P. of 85% of the amount of tax benefits, if any, the Company actually realizes, or in some circumstances is deemed to realize, as a result of (i) increases in the tax basis from the purchase of common units from Crestview Partners II GP, L.P. in exchange for Class A common stock in connection with the consummation of the IPO and the related transactions and any future redemptions that are funded by the Company and any future redemptions or exchanges of common units by Continuing Equity Owners as described above and (ii) certain other tax benefits attributable to payments made under the Tax Receivable Agreement. CWGS intends to make an election under Section 754 of the Internal Revenue Code effective for each tax year in which a redemption or exchange (including a deemed exchange) of common units for cash or stock occur. These tax benefit payments are not conditioned upon one or more of the Continuing Equity Owners or Crestview Partners II GP, L.P. maintaining a continued ownership interest in CWGS, LLC. In general, the Continuing Equity Owners’ or Crestview Partners II GP, L.P.’s rights under the Tax Receivable Agreement are assignable, including to transferees of its common units in CWGS, LLC (other than the Company as transferee pursuant to a redemption or exchange of common units in CWGS, LLC).  The Company expects to benefit from the remaining 15% of the tax benefits, if any, which may be realized. As part of the IPO, 1,698,763 common units in CWGS, LLC were exchanged for Class A common stock by Crestview Partners II GP, L.P., subject to the provisions of the Tax Receivable Agreement. During the three and nine months ended September 30, 2017, 1,001,248 and 6,526,610 common units in CWGS, LLC, respectively, were exchanged for Class A common stock subject to the provisions of the Tax Receivable Agreement. The Company recognized a liability for the Tax Receivable Agreement payments due to those parties that redeemed common units, representing 85% of the aggregate tax benefits the Company expects to realize from the tax basis increases related to the exchange, after concluding it was probable that the Tax Receivable Agreement payments would be paid based on estimates of future taxable income. As of September 30, 2017 and December 31, 2016, the amount of Tax Receivable Agreement payments due under the Tax Receivable Agreement was $109.9 million and $19.2 million, respectively, of which $7.4 million and $1.0 million, respectively, were included in current portion of the Tax Receivable Agreement liability in the Consolidated Balance Sheets.

12. Related Party Transactions

Monitoring Agreement

Crestview Advisors, L.L.C. and Stephen Adams (together, the “Managers” and each, a “Manager”) and the Company were parties to a monitoring agreement relating to each Manager’s monitoring of its (or its affiliate’s) investment in CWGS, LLC. Pursuant to the monitoring agreement, CWGS, LLC agreed to pay each of the Managers an aggregate per annum monitoring fee equal to $1.0 million, payable in quarterly installments of $250,000. In addition, the Company agreed to reimburse each Manager and its affiliates, employees and agents for up to an aggregate per annum amount of $250,000 for all reasonable fees and expenses incurred in connection with such Manager’s monitoring of its (or its affiliate’s) investment in CWGS, LLC. CWGS, LLC also agreed to indemnify each Manager and its respective affiliates from and against all losses, claims, damages and liabilities arising out of the performance by such Managers’ monitoring of its (or its affiliate’s) investment in CWGS, LLC. For the three and nine months ended September 30, 2016, pursuant to the monitoring agreement, the Company incurred monitoring fees of $0.5 million and $1.5 million, respectively, and reimbursed fees and expenses of $0.1 and $0.4 million, respectively. The monitoring agreement was terminated upon the consummation of the Company’s IPO.

Transactions with Directors, Equity Holders and Executive Officers

FreedomRoads leases various retail locations from managers and officers. During the three months ended September 30, 2017 and 2016, the related party lease expense for these locations was $0.5 million and $0.3 million, respectively. During the nine months ended September 30, 2017 and 2016, the related party lease expense for these locations was $1.4 million and $1.0 million, respectively.

In January 2012, FreedomRoads entered into a lease (the “Original Lease”) with respect to the Company’s Lincolnshire, Illinois offices, which was amended in March 2013 in connection with the Company’s leasing of additional premises within the same office building (the “Expansion Lease”). The Original Lease is payable in 132 monthly payments of base rent equal to approximately $29,000, commencing April 2013, subject to annual increases. The Expansion Lease is payable in 132 monthly payments of base rent equal to approximately $2,500, commencing May 2013, subject to annual increases. Marcus Lemonis, the Company’s Chairman and Chief Executive Officer, has personally guaranteed both leases. During the three months ended September 30, 2017 and 2016, we made payments of approximately $193,000 and $211,000, respectively, in connection with the Original Lease, which includes approximately $94,000 and $113,000, respectively, for common area maintenance charges on the Original Lease, and we made payments of approximately $8,000 and $8,000, respectively, in connection with the Expansion Lease. During the nine months ended September 30, 2017 and 2016, we made payments of approximately $546,000 and $546,000, respectively, in connection with the Original Lease, which includes approximately $252,000 and $258,000, respectively, for common area maintenance charges on the Original Lease, and we made payments of approximately $25,000 and $25,000, respectively, in connection with the Expansion Lease.

The Company paid Kaplan, Strangis and Kaplan, P.A., of which Andris A. Baltins is a member, $0.3 million during the three and nine months ended September 30, 2017 and $0.1 million and $0.2 million during the three and nine months ended September 30, 2016, respectively.

Other Transactions

The Company does business with certain companies in which Mr. Lemonis has a direct or indirect material interest. The Company purchased fixtures for interior store sets at the Company’s retail locations from Precise Graphix, LLC (“Precise Graphix”). Mr. Lemonis has a 33% economic interest in Precise Graphix and the Company paid Precise Graphix $0.5 million and $1.1 million for the three months ended September 30, 2017 and 2016, respectively, and the Company paid Precise Graphix $1.7 million and $2.5 million for the nine months ended September 30, 2017 and 2016, respectively.

Cumulus Media Inc. (“Cumulus Media”) has provided radio advertising for the Company through Cumulus Media’s subsidiary, Westwood One, Inc. Crestview Partners II GP, L.P., an affiliate of CVRV, is the beneficial owner of approximately 30% of Cumulus Media’s Class A common stock, according to Crestview

Partners II GP, L.P.’s most recently filed Schedule 13D amendment with respect to the company. For the three and nine months ended September 30, 2017, the Company incurred expense from Cumulus Media of $0.4 million for the aforementioned advertising services. The Company did not use the advertising services in 2016.

On September 22, 2017, W82, LLC, an indirect subsidiary of the Company, completed the acquisition of substantially all of the assets (the “W82 Acquisition”) of W82. The purchase price consisted in $0.6 million in cash and the extinguishment of $1.5 million of W82’s debt, including accrued interest. ML Fashion, LLC, a company in which Marcus Lemonis, our Chairman and Chief Executive Officer, has a 100% economic interest, was the holder of a secured convertible promissory note (the “Note”) issued by W82. Approximately $1.1 million of the proceeds from the W82 Acquisition were used to redeem the Note. The W82 Acquisition was approved by our audit committee in accordance with our related person transaction policy and procedures.

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

May 2017 Public Offering

On May 31, 2017, the Company completed a public offering (the “May 2017 Public Offering”) in which the Company sold 4,000,000 shares of the Company’s Class A common stock at a public offering price of $27.75 per share. The Company received $106.6 million in proceeds, net of underwriting discounts and commissions, which were used to purchase 4,000,000 newly-issued common units from CWGS, LLC at a price per unit equal to the public offering price per share of Class A common stock in the May 2017 Public Offering, less underwriting discounts and commissions. In addition, on June 5, 2017, the underwriters exercised their option to purchase an additional 600,000 shares of Class A common stock. On June 9, 2017, the Company closed on the purchase of the additional 600,000 shares of Class A common stock and received $16.0 million in additional proceeds, net of underwriting discounts and commissions, which were used to purchase 600,000 newly-issued common units from CWGS, LLC at a price per unit equal to the public offering price per share of Class A common stock in the May 2017 Public Offering, less underwriting discounts and commissions.

In connection with the May 2017 Public Offering, CVRV Acquisition LLC and CVRV Acquisition II LLC (“May 2017 Selling Stockholders”), each affiliates of Crestview, sold 5,500,000 shares of the Company’s Class A common stock at the same public offering price of $27.75 per share. CVRV Acquisition LLC redeemed 4,323,083 common units of CWGS, LLC for 4,323,083 shares of Class A common stock, which it sold in the May 2017 Public Offering along with 1,176,917 shares of Class A shares that CVRV Acquisition II LLC already held as a result of the Reorganization Transactions. Pursuant to the terms of the LLC Agreement, 4,323,083 shares of the Company’s Class B common stock registered in the name of CVRV Acquisition LLC were cancelled for no consideration on a one-for-one basis with the number of common units redeemed. In addition, on June 5, 2017, the underwriters exercised their option to purchase an additional 825,000 shares of Class A common stock from the May 2017 Selling Stockholders, in conjunction with their exercise of their option to purchase the additional 600,000 shares from the Company as described above. On June 9, 2017, the May 2017 Selling Stockholders closed on the sale of the additional 825,000 shares of Class A common stock. CVRV Acquisition LLC redeemed 648,462 common units of CWGS, LLC for 648,462 shares of Class A common stock, which it sold in the May 2017 Public Offering along with 176,538 shares of Class A shares that CVRV Acquisition II LLC already held as a result of the Reorganization Transactions. Pursuant to the terms of the LLC Agreement, 648,462 shares of the Company’s Class B common stock registered in the name of CVRV Acquisition LLC were cancelled for no consideration on a one-for-one basis with the number of common units redeemed.  The Company did not receive any proceeds relating to the sale of the May 2017 Selling Stockholders’ shares.

14. Non-Controlling Interests

In connection with the Reorganization Transactions, described in Note 13 — Stockholders’ Equity, CWH became the sole managing member of CWGS, LLC and, as a result, consolidates the financial results of CWGS, LLC. The Company reports a non-controlling interest representing the common units of CWGS, LLC held by Continuing Equity Owners. Changes in CWH’s ownership interest in CWGS, LLC while CWH retains its controlling interest in CWGS, LLC will be accounted for as equity transactions. As such, future redemptions or direct exchanges of common units of CWGS, LLC by the Continuing Equity Owners will result in a change in ownership and reduce or increase the amount recorded as non-controlling interest and increase or decrease additional paid-in capital when CWGS, LLC has positive or negative net assets, respectively. At September 30, 2017 and December 31, 2016, CWGS, LLC had positive and negative net assets, respectively, which resulted in positive and negative non-controlling interest amounts, respectively, on the Unaudited Condensed Consolidated Balance Sheets.

As of September 30, 2017 and December 31, 2016, there were 88,536,365 and 83,771,830 common units of CWGS, LLC outstanding, respectively, of which CWH owned 30,227,061 and 18,935,916 common units of CWGS, LLC, respectively, representing 34.1% and 22.6% ownership interests in CWGS, LLC, respectively, and the Continuing Equity Owners owned 58,309,304 and 64,835,914 common units of CWGS, LLC, respectively, representing 65.9% and 77.4% ownership interests in CWGS, LLC, respectively.

The following table summarizes the effects of changes in ownership in CWGS, LLC on the Company’s equity:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2017	2016	2017	2016
Net income attributable to Camping World Holdings, Inc.	$20,127	$68,416	$46,985	$189,602
Transfers to non-controlling interests:
Decrease in additional paid-in capital as a result of the purchase of common units from CWGS, LLC	—	—	(53,648)	—
Decrease in additional paid-in capital as a result of the contribution of Class A common stock to CWGS, LLC for an acquisition by a subsidiary	(2,261)	—	(2,261)	—
Decrease in additional paid-in capital as a result of the vesting of restricted stock units	—	—	—	—
Increase in additional paid-in capital as a result of the redemption of common units of CWGS, LLC	13,468	—	69,091	—
Change from net income attributable to Camping World Holdings, Inc. and transfers to non-controlling interests	$31,334	$68,416	$60,167	$189,602

15. Equity-based Compensation Plans

The following table summarizes the equity-based compensation that has been included in the following line items within the consolidated statements of operations during:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
($ in thousands)	2017	2016	2017	2016
Equity-based compensation expense:
Costs applicable to revenue	$81	$—	$254	$—
Selling, general, and administrative	1,123	60	2,538	60
Total equity-based compensation expense	$1,204	$60	$2,792	$60

The following table summarizes stock option activity for the nine months ended September 30, 2017:

Stock Options
(in thousands)
Outstanding at December 31, 2016	1,118
Granted	—
Exercised	—
Forfeited	(62)
Cancelled	—
Outstanding at September 30, 2017	1,056

The following table summarizes restricted stock unit activity for the nine months ended September 30, 2017:

Restricted
Stock Units
(in thousands)
Outstanding at December 31, 2016	144
Granted	292
Vested	—
Forfeited	(6)
Cancelled	—
Outstanding at September 30, 2017	430

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

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
(In thousands except per share amounts)	2017	2017
Numerator:
Net income	$85,258	$240,021
Less: net income attributable to non-controlling interests	(65,131)	(193,036)
Net income attributable to Camping World Holdings, Inc. — basic	20,127	46,985
Add: Reallocation of net income attributable to non-controlling interests from the assumed exchange of common units of CWGS, LLC for Class A common stock	39,917	118,110
Net income attributable to Camping World Holdings, Inc. — diluted	$60,044	$165,095
Denominator:
Weighted-average shares of Class A common stock outstanding — basic	29,522	23,854
Dilutive common units of CWGS, LLC that are convertible into Class A common stock	58,930	62,093
Weighted-average shares of Class A common stock outstanding — diluted	88,452	85,947

Earnings per share of Class A common stock — basic	$0.68	$1.97
Earnings per share of Class A common stock — diluted	$0.68	$1.92

For the three and nine months ended September 30, 2017, 1.1 million stock options and 0.4 million and 0.2 million restricted stock units, respectively, were excluded from the weighted-average in the computation of diluted earnings per share of Class A common stock because the effect would have been anti-dilutive.

Shares of the Company’s Class B common stock and Class C common stock do not share in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B common stock or Class C common stock under the two-class method has not been presented.

17. Segments Information

We have two reportable segments: (1) Consumer Services and Plans, and (2) Retail. The Company’s Consumer Services and Plans segment is comprised of emergency roadside assistance; property and casualty insurance programs; travel assist programs; extended vehicle service contracts; co-branded credit cards; vehicle financing and refinancing; membership clubs; and publications and directories. The Company’s Retail segment is comprised of new and used RVs; parts and service; finance and insurance; and skiing, snowboarding, bicycling, skateboarding, marine and watersports products. Corporate and other is comprised of the corporate operations of the Company.

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

Reportable segment revenue, segment income, floor plan interest expense, depreciation and amortization, other interest expense, total assets, and capital expenditures are as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
($ in thousands)	2017	2016	2017	2016
Revenue:
Consumer Services and Plans	$46,169	$45,442	$144,518	$135,868
Retail	1,192,833	945,629	3,260,966	2,720,806
Total consolidated revenue	$1,239,002	$991,071	$3,405,484	$2,856,674

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
($ in thousands)	2017	2016	2017	2016
Segment income (1):
Consumer Services and Plans	$21,675	$19,847	$71,887	$63,948
Retail	93,446	70,882	256,713	188,898
Total segment income	115,121	90,729	328,600	252,846
Corporate & other	(2,037)	(1,091)	(6,461)	(2,420)
Depreciation and amortization	(8,382)	(6,219)	(22,819)	(18,144)
Other interest expense, net	(11,012)	(12,715)	(30,973)	(38,040)
Other expense, net	(96)	—	(79)	(2)
Income from operations before income taxes	$93,594	$70,704	$268,268	$194,240

(1)	Segment income is defined as income from operations before depreciation and amortization plus floor plan interest expense.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
($ in thousands)	2017	2016	2017	2016
Depreciation and amortization:
Consumer Services and Plans	$888	$926	$2,889	2,777
Retail	7,266	5,293	19,587	15,367
Total	8,154	6,219	22,476	18,144
Corporate & other	228	—	343	—
Total depreciation and amortization	$8,382	$6,219	$22,819	$18,144

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
($ in thousands)	2017	2016	2017	2016
Other interest expense, net:
Consumer Services and Plans	$1	$4	$5	$12
Retail	1,423	1,482	4,375	4,250
Total	1,424	1,486	4,380	4,262
Corporate & other	9,588	11,229	26,593	33,778
Total interest expense	$11,012	$12,715	$30,973	$38,040

	September 30,	December 31,
($ in thousands)	2017	2016
Assets:
Consumer Services and Plans	$122,273	$152,689
Retail	1,900,638	1,235,250
Total	2,022,911	1,387,939
Corporate & other	355,568	175,826
Total assets	$2,378,479	$1,563,765

18. Subsequent Events

On October 6, 2017, CWGS Group, LLC (the “Borrower”), an indirect subsidiary of the Company, entered into a Second Amendment (the “Second Amendment”) to the Credit Agreement dated as of November 8, 2016 (as amended by the First Amendment dated March 17, 2017 and as further amended, the "Credit Agreement"). The Second Amendment, among other things, (i) increased the Borrower’s term loan facility by $205.0 million to an outstanding principal amount of $939.5 million, (ii) amended the applicable margin to 2.00% from 2.75% per annum, in the case of base rate loans, and to 3.00% from 3.75% per annum, in the case of LIBOR loans, and (iii) increased the quarterly amortization payment to $2.4 million.

On October 30, 2017, the October 2017 Selling Stockholders (as defined below) completed a public secondary offering (the “October 2017 Public Offering”), in which CWGS Holding, LLC, a Delaware limited liability company, wholly-owned by ML Acquisition and CVRV Acquisition LLC, CVRV Acquisition II LLC, and Crestview Advisors, L.L.C., each affiliates of Crestview (collectively, the “October 2017 Selling Stockholders”) sold 6,700,000 shares of the Company’s Class A common stock at the public offering price of $40.50 per share. CWGS Holding, LLC and CVRV Acquisition LLC redeemed an aggregate of 5,415,529 common units of CWGS, LLC for 5,415,529 shares of Class A common stock, which they sold in the October 2017 Public Offering along with 1,284,471 shares of Class A shares sold by CVRV Acquisition II LLC and Crestview Advisors, L.L.C. that they already held as a result of the Reorganization Transactions and the previous vesting of RSUs held by certain members of the board of directors affiliated with Crestview, respectively. Pursuant to the terms of the LLC Agreement, an aggregate of 5,415,529 shares of the Company’s Class B common stock registered in the name of CWGS Holding, LLC and CVRV Acquisition LLC were cancelled for no consideration on a one-for-one basis with the number of common units redeemed. In addition, on October 27, 2017, the underwriters partially exercised their option to purchase up to an additional 1,005,000 shares of Class A common stock from the October 2017 Selling Stockholders. On November 1, 2017, the October 2017 Selling Stockholders closed on the sale of the additional 963,799 shares of Class A common stock. CWGS Holding, LLC and CVRV Acquisition LLC redeemed an additional aggregate 779,026 common units of CWGS, LLC for 779,026 shares of Class A common stock, which they sold in the October 2017 Public

Offering along with 184,773 shares of Class A shares sold by CVRV Acquisition II LLC and Crestview Advisors, L.L.C. that they already held as a result of the Reorganization Transactions and the previous vesting of RSUs held by certain members of the board of directors affiliated with Crestview, respectively. Pursuant to the terms of the LLC Agreement, an additional aggregate of 779,026 shares of the Company’s Class B common stock registered in the name of CWGS Holding, LLC and CVRV Acquisition LLC were cancelled for no consideration on a one-for-one basis with the number of common units redeemed. The Company did not receive any proceeds relating to the sale of shares in the October 2017 Public Offering by the October 2017 Selling Stockholders. The impact from the Tax Receivable Agreement (see Note 11 — Income Taxes) of the redemption of common units described above relating to the October 2017 Public Offering is expected to increase the current portion of the Tax Receivable Agreement liability by approximately $5.7 million, increase the non-current portion of the Tax Receivable Agreement liability by approximately $106.0 million, increase deferred tax assets by approximately $143.0 million, and increase additional paid-in capital by approximately $31.3 million.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes included in Part I, Item 1 of this Form 10-Q, as well as our Annual Report. This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various important factors, including those set forth under “Risk Factors” included in Part I, Item 1A of our Annual Report and Part II, Item 1A of this Form 10-Q, “Cautionary Note Regarding Forward-Looking Statements” and in other parts of this Form 10-Q. Except to the extent that differences among reportable segments are material to an understanding of our business taken as a whole, we present the discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations on a consolidated basis.

For purposes of this Form 10-Q, we define an "Active Customer" as a customer who has transacted with us in any of the eight most recently completed fiscal quarters prior to the date of measurement. Unless otherwise indicated, the date of measurement is September 30, 2017, our most recently completed fiscal quarter.  Additionally, references herein to the approximately 9 million U.S. households that own a recreational vehicle ("RV") are based on The RV Consumer in 2011, an industry report published by the University of Michigan in 2011 (the "RV Survey"), which we believe to be the most recent such survey.

Overview

We believe we are the only provider of a comprehensive portfolio of services, protection plans, products, and resources for RV enthusiasts. Approximately 9 million households in the United States own an RV, and of that installed base, we had approximately 3.6 million Active Customers at September 30, 2017, excluding the impact of the acquisition of Gander Mountain and Overton’s in May 2017 (“Gander Mountain Acquisition”). In addition, as of the date of consummation of the Gander Mountain Acquisition, Gander Mountain and Overton’s had 2.5 million unique Active Customers related to the Gander Mountain Acquisition that do not overlap with the 3.6 million Active Customers noted above. We expect to operate significantly fewer retail locations than Gander Mountain operated prior to its bankruptcy. Therefore, we would anticipate that the favorable impact on our Active Customer count from the Gander Mountain Acquisition over time would be approximately 0.7 million to 1.5 million. We generate recurring revenue by providing RV owners and outdoor enthusiasts the full spectrum of services, protection plans, products, and resources that we believe are essential to operate, maintain, and protect their RV and to enjoy the RV and outdoor lifestyles. We provide these offerings through our two iconic brands, Good Sam and Camping World, and following the Gander Mountain Acquisition, Gander Mountain, which will be rebranded as Gander Outdoors, and Overton’s.

We believe our Good Sam branded offerings provide the industry’s broadest and deepest range of services, protection plans, products, and resources, including: extended vehicle service contracts and insurance protection plans, roadside assistance, membership clubs, and financing products. A majority of these programs are on a multi‑year or annually renewable basis.

Our Camping World brand operates the largest national network of RV‑centric retail locations in the United States through our 137 retail locations in 36 states, as of September 30, 2017, and through our e‑commerce platforms. We believe we are significantly larger in scale than our next largest competitor. We provide new and used RVs, repair parts, RV accessories and supplies, RV repair and maintenance services, protection plans, travel assistance plans, RV financing, and lifestyle products and services for new and existing RV owners. Our retail locations are staffed with knowledgeable local team members, providing customers access to extensive RV expertise. Our Camping World retail locations are strategically located in key national RV markets. Additionally, our Overton’s brand operates two stores in one state and provides marine and watersport accessories and supplies; TheHouse.com, which is primarily an online retailer with two retail locations, offers skiing, snowboarding, bicycling, and skateboarding products; and our one W82 location offers skiing, snowboarding, and skateboarding products.

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

Segments

We identify our reporting segments based on the organizational units used by management to monitor performance and make operating decisions. We have identified two reporting segments: (a) Consumer Services and Plans and (b) Retail. We provide our consumer services and plans offerings through our Good Sam brand and we provide our retail offerings primarily through our Camping World brand. Within the Consumer Services and Plans segment, we primarily derive revenue from the sale of the following offerings: emergency roadside assistance; property and casualty insurance programs; travel assist programs; extended vehicle service contracts; co‑branded credit cards; vehicle financing and refinancing; club memberships; and publications and directories. Within the Retail segment, we primarily derive revenue from the sale of the following products: new vehicles; used vehicles; parts and service, including RV accessories and supplies; finance and insurance; and skiing, snowboarding, bicycling, skateboarding, marine and watersports products. See Note 17 — Segment Information to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

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

We plan to take advantage of these positive trends in RV usage to pursue the following strategies to continue to grow our revenue and profits:

•

Grow our Active Base of Customers.  We believe our strong brands, leading market position, ongoing investment in our service platform, broad product portfolio, and full suite of resources will continue to provide us with competitive advantages in targeting and capturing a larger share of consumers with whom we do not currently transact, in addition to the growing number of new RV and outdoor enthusiasts that are expected to enter the market. We expect to continue to grow the Active Customer base primarily through three strategies:

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

•

Cross‑Sell Products and Services.  We believe our customer database of over 18 million unique contacts, including the impact of the Gander Mountain Acquisition, provides us with the opportunity to continue our growth through the cross‑selling of our products and services. We use our customized CRM system and database analytics to proactively market and cross‑sell to Active Customers. We also seek to increase the penetration of our products to customers who exhibit higher multi‑product attachment rates.

•

New Products and Vertical Acquisitions.  Introduction of new products enhances our cross‑selling effort, both by catering to evolving customer demands and by bringing in new customers. Through relationships with existing suppliers and through acquisitions, we look to increase the new products we can offer to our customers. Similarly, an opportunistic vertical acquisition strategy allows us to earn an increased margin on our services, protection plans, and products, and we evaluate such acquisitions that can allow us to capture additional sales from our customers at attractive risk‑adjusted returns.

As discussed in Note 9 — Acquisitions to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q, we have exercised the Designation Rights and assumed 15 Gander Mountain retail leases on October 6, 2017, in addition to the two Overton’s retail leases assumed at the closing of the Gander Mountain Acquisition. The Designation Rights expired on October 6, 2017. Contingent on our final lease negotiations, our current plan is to open the initial 15 to 20 Gander Mountain stores, which will be rebranded as Gander Outdoors, by the end of the first quarter of 2018 and another 40 to 45 stores during the second and third quarters of 2018, with measured growth thereafter. Outside of the 15 Gander Mountain retail leases assumed under the Designation Rights, we expect to enter into new leases directly with the lessors for the other locations. As a result, we will begin to incur meaningful incremental expenses without the benefit of the full revenue as we begin to ramp the Gander Outdoors business and open stores. We believe Gander Mountain’s and Overton’s consumers’ affinity to the outdoor lifestyle complements our businesses with potential opportunities to build on our Good Sam strategy of selling clubs, warranties, insurance and other related products.

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

How We Generate Revenue

Revenue across each of our two reporting segments is impacted by the following key revenue drivers:

Number of Active Customers.  As of September 30, 2017 and December 31, 2016, we had approximately 3.6 million and 3.3 million Active Customers, respectively, excluding the impact of the Gander Mountain Acquisition. As discussed above, we estimate that the favorable impact on our Active Customer count from the Gander Mountain Acquisition over time will be approximately 0.7 million to 1.5 million. Our Active Customer base is an integral part of our business model and has a significant effect on our revenue. We attract new customers to our business primarily through our retail locations,  e-commerce platforms, and direct marketing. Once we acquire our customers through a transaction, they become part of our customer database where we use CRM tools to cross‑sell Active Customers additional products and services.

Consumer Services and Plans.  The majority of our consumer services and plans, such as our roadside assistance, extended service contracts, insurance programs, travel assist, and our Good Sam and Coast to Coast clubs, are built on a recurring revenue model. A majority of these programs are on a multi‑year or annually renewable basis and have annualized fees typically ranging from $20 to $5,200. We believe that many of these products and services are essential for our customers to operate, maintain and protect their RVs, and to enjoy the RV lifestyle, resulting in attractive annual retention rates. As we continue to grow our consumer services and plans business, we expect to further enhance our visibility with respect to revenue and cash flow, and increase our overall profitability. As of September 30, 2017 and December 31, 2016, we had 1.8 million club members in our Good Sam and Coast to Coast clubs.

Retail Locations.  We open new retail locations through organic growth and acquisitions. Our new retail locations are one of the primary ways in which we attract new customers to our business. Our retail locations typically offer our full array of products and services, including new and used RVs, RV financing, protection plans, a selection of OEM and aftermarket repair parts, RV accessories, RV maintenance products, supplies, and other outdoor lifestyle products. For the three months ended September 30, 2017 and 2016, we opened one and zero acquired retail locations, respectively, opened zero greenfield locations in both periods, and opened zero acquired Overton’s locations in both periods. For the nine months ended September 30, 2017 and 2016, we opened fifteen and four acquired retail locations, opened one and one greenfield locations, and opened two and zero acquired Overton’s locations, respectively. In addition, during the three months ended September 30, 2017, as a result of the acquisitions of TheHouse.com and W82, we acquired two TheHouse.com and one W82 retail locations (see Note 9 — Acquisitions to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q).

Same store sales.  Same store sales measure the performance of a retail location during the current reporting period against the performance of the same retail location in the corresponding period of the previous year. Same store sales calculations for a given period include only those stores that were open both at the end of the corresponding period and at the beginning of the preceding fiscal year.

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

As of September 30, 2017 and 2016, we had, respectively, a base of 115 and 107 same stores, of which 17 of those same stores did not include dealerships. For the three months ended September 30, 2017 and 2016, our aggregate same store sales were $982.2 million and $897.9 million, respectively. For the nine months ended September 30, 2017 and 2016, our aggregate same store sales were $2.8 billion and $2.6 billion, respectively. As of September 30, 2017 and 2016, we had, respectively, a total of 137 and 120 Camping World retail locations, and two and zero Overton’s locations.

Other Key Performance Indicators

Gross Profit and Gross Margins.  Gross profit is our total revenue less our total costs applicable to revenue. Our total costs applicable to revenue primarily consists of the cost of goods and cost of sales. Gross margin is gross profit as a percentage of revenue.

Our gross profit is variable in nature and generally follows changes in our revenue. While gross margins for our Retail segment are lower than our gross margins for our Consumer Services and Plans segment, our Retail segment generates significant gross profit and is a primary means of acquiring new customers, to which we then cross‑sell our higher margin products and services with recurring revenue. We believe the overall growth of our Retail segment will allow us to continue to drive growth in gross profits due to our ability to cross‑sell our consumer services and plans to our increasing Active Customer base. For the three months ended September 30, 2017 and 2016, gross profit was $26.1 million and $25.5 million, respectively, and gross margin was 56.5% and 56.1%, respectively, for our Consumer Services and Plans segment, and gross profit was $330.6 million and $254.7 million, respectively, and gross margin was 27.7% and 26.9%, respectively, for our Retail segment. For the nine months ended September 30, 2017 and 2016, gross profit was $82.7 million and $76.8 million, respectively, and gross margin was 57.2% and 56.5%, respectively, for our Consumer Services and Plans segment, and gross profit was $898.5 million and $725.2 million, respectively, and gross margin was 27.6% and 26.7%, respectively, for our Retail segment.

SG&A as a percentage of Gross Profit.  Selling, general and administrative (“SG&A”) expenses as a percentage of gross profit allows us to monitor our expense control over a period of time. SG&A consists primarily of wage‑related expenses, selling expenses related to commissions and advertising, lease expenses and corporate overhead expenses. We calculate SG&A expenses as a percentage of gross profit by dividing SG&A expenses for the period by total gross profit. For the three months ended September 30, 2017 and 2016, SG&A as a percentage of gross profit was 66.2% and 66.5%, respectively. For the nine months ended September 30, 2017 and 2016, SG&A as a percentage of gross profit was 65.2% and 67.0%, respectively. We expect SG&A expenses to increase as we open new retail locations through organic growth and acquisitions, which we also expect will drive increases in revenue and gross profit. Additionally, we expect that our SG&A expenses will increase in future periods in part due to additional legal, accounting, insurance and other expenses that we expect to incur as a result of being a public company, including compliance with the Sarbanes‑Oxley Act and the related rules and regulations.

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

We define Adjusted EBITDA as net income before other interest expense (excluding floor plan interest expense), provision for income taxes, depreciation and amortization, loss (gain) and expense on debt restructure, loss (gain) on sale of assets and disposition of stores, monitoring fees, equity-based compensation, an adjustment to rent on right to use assets,  loss (gain) on remeasurement of Tax Receivable Agreement, certain acquisition related transaction expenses and pre-opening costs, and other unusual or one‑time items. We calculate Adjusted EBITDA Margin by dividing Adjusted EBITDA by total revenue for the period. Adjusted EBITDA and Adjusted EBITDA Margin are not GAAP measures of our financial performance and should not be considered as alternatives to net income or net income margin, respectively, as measures of financial performance, or any other performance measure derived in accordance with GAAP. Adjusted EBITDA and Adjusted EBITDA Margin should not be construed as an inference that our future results will be unaffected by unusual or non‑recurring items. Additionally, Adjusted EBITDA and Adjusted EBITDA Margin are not intended to be a measure of discretionary cash to invest in the growth of our business, as it does not reflect tax payments, debt service requirements, capital expenditures and certain other cash costs that may recur in the future, including, among other things, cash requirements for working capital needs and cash costs to replace assets being depreciated and amortized. Management compensates for these limitations by relying on our GAAP results in addition to using Adjusted EBITDA and Adjusted EBITDA Margin supplementally. Our measure of Adjusted EBITDA is not necessarily comparable to similarly titled captions of other companies due to different methods of calculation. For a reconciliation of Adjusted EBITDA to net income, a reconciliation of Adjusted EBITDA Margin to net income margin, and a further discussion of how we utilize this non-GAAP financial measure, see “Non-GAAP Financial Measures” below.

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

EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin

We define “EBITDA” as net income before other interest expense (excluding floor plan interest expense), provision for income taxes and depreciation and amortization. We define “Adjusted EBITDA” as EBITDA further adjusted for the impact of certain non‑cash and other items that we do not consider in our evaluation of ongoing operating performance. These items include, among other things, loss (gain) and expense on debt restructure, loss (gain) on sale of assets and disposition of stores, monitoring fees, equity-based compensation, an adjustment to rent on right to use assets, loss (gain) on remeasurement of Tax Receivable Agreement, certain acquisition related transaction expenses and pre-opening costs, and other unusual or one‑time items. We define “Adjusted EBITDA Margin” as Adjusted EBITDA as a percentage of total revenue. We caution investors that amounts presented in accordance with our definitions of EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin may not be comparable to similar measures disclosed by our competitors, because not all companies and analysts calculate EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin in the same manner. We present EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin because we consider them to be important supplemental measures of our performance and believe they are frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. Management believes that investors’ understanding of our performance is enhanced by including these Non‑GAAP Financial Measures as a reasonable basis for comparing our ongoing results of operations.

The following table reconciles EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin to the most directly comparable GAAP financial performance measures, which are net income, net income, and net income margin, respectively:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
($ in thousands)	2017	2016	2017	2016
EBITDA:
Net income	$85,258	$68,416	$240,021	$189,602
Other interest expense, net	11,012	12,715	30,973	38,040
Depreciation and amortization	8,382	6,219	22,819	18,144
Income tax expense	8,336	2,288	28,247	4,638
Subtotal EBITDA	112,988	89,638	322,060	250,424
Loss (gain) on sale of assets (a)	(5)	21	(292)	(225)
Monitoring fee (b)	—	625	—	1,875
Equity-based compensation (c)	1,204	—	2,792	60
Loss on remeasurement of Tax Receivable Agreement (d)	96	—	79	—
Acquisitions - transaction expense (e)	453	—	2,553	—
Acquisitions - pre-opening costs (f)	7,318	—	8,669	—
Adjusted EBITDA	$122,054	$90,284	$335,861	$252,134

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(as percentage of total revenue)	2017	2016	2017	2016
EBITDA margin:
Net income margin	6.9%	6.9%	7.0%	6.6%
Other interest expense, net	0.9%	1.3%	0.9%	1.3%
Depreciation and amortization	0.7%	0.6%	0.7%	0.6%
Income tax expense	0.7%	0.2%	0.8%	0.2%
Subtotal EBITDA margin	9.1%	9.0%	9.5%	8.8%
Loss (gain) on sale of assets (a)	(0.0%)	0.0%	(0.0%)	(0.0%)
Monitoring fee (b)	—	0.1%	—	0.1%
Equity-based compensation (c)	0.1%	—	0.1%	0.0%
Loss on remeasurement of Tax Receivable Agreement (d)	0.0%	—	0.0%	—
Acquisition transaction expense (e)	0.0%	—	0.1%	—
Acquisitions - pre-opening costs (f)	0.6%	—	0.3%	—
Adjusted EBITDA margin	9.9%	9.1%	9.9%	8.8%

(a)	Represents an adjustment to eliminate the losses and gains on sales of various assets.
(b)

Represents monitoring fees paid pursuant to a monitoring agreement to Crestview and Stephen Adams. The monitoring agreement was terminated on October 6, 2016 in connection with our initial public offering (our “IPO”).

(c)	Represents non-cash equity-based compensation expense relating to employees and directors of the Company.
(d)	Represents an adjustment to eliminate the loss on remeasurement of the Tax Receivable Agreement primarily due to changes in our effective income tax rate.
(e)

Represents transaction expenses, primarily legal costs, associated with acquisitions into new or complimentary markets, including the Gander Mountain Acquisition. This amount excludes transaction expenses relating to the acquisition of RV dealerships, consumer shows, TheHouse.com, and W82.

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

The following table reconciles Adjusted Pro Forma Net Income and Adjusted Pro Forma Earnings Per Fully Exchanged and Diluted Share to the most directly comparable GAAP financial performance measure, which is net income attributable to Camping World Holdings, Inc. and weighted-average shares of Class A common stock outstanding — diluted:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(In thousands except per share amounts)	2017	2016	2017	2016
Numerator:
Net income attributable to Camping World Holdings, Inc.	$20,127	$68,416	$46,985	$189,602
Adjustments:
Reallocation of net income attributable to non-controlling interests from the assumed exchange of common units in CWGS, LLC (a)	65,131	—	193,036	—
Loss (gain) on sale of assets (b)	(5)	21	(292)	(225)
Monitoring fee (c)	—	625	—	1,875
Equity-based compensation (d)	1,204	—	2,792	60
Loss on remeasurement of Tax Receivable Agreement (e)	96	—	79	—
Acquisitions - transaction expense (f)	453	—	2,553	—
Acquisitions - pre-opening costs (g)	7,318	—	8,669	—
Income tax expense (h)	(25,676)	(24,300)	(75,888)	(70,078)
Adjusted pro forma net income	$68,648	$44,762	$177,934	$121,234
Denominator:
Weighted-average Class A common shares outstanding - diluted	88,452	—	85,947	—
Adjustments:
Assumed exchange of pre-IPO common unit equivalent of membership interests in CWGS, LLC (i)	—	71,900	—	72,157
Assumed issuance of Class A common stock in connection with IPO (j)	—	11,872	—	11,872
Dilutive options to purchase Class A common stock	219	—	140	—
Dilutive restricted stock units	128	—	82	—
Adjusted pro forma fully exchanged weighted average Class A common shares outstanding - diluted	88,799	83,772	86,169	84,029
Adjusted pro forma earnings per fully exchanged and diluted share	$0.77	$0.53	$2.06	$1.44

(a)

Represents the reallocation of net income attributable to non-controlling interests from the assumed exchange of common units of CWGS, LLC in periods where income was attributable to non-controlling interests.

(b)	Represents an adjustment to eliminate the losses and gains on sales of various assets.
(c)	Represents monitoring fees paid pursuant to a monitoring agreement to Crestview and Stephen Adams. The monitoring agreement was terminated on October 6, 2016 in connection with our IPO.
(d)	Represents non-cash equity-based compensation expense relating to employees and directors of the Company.
(e)	Represents an adjustment to eliminate the loss on remeasurement of the Tax Receivable Agreement primarily due to changes in our effective income tax rate.
(f)

Represents transaction expenses, primarily legal costs, associated with acquisitions into new or complimentary markets, including the Gander Mountain Acquisition. This amount excludes transaction expenses relating to the acquisition of RV dealerships, consumer shows, TheHouse.com, and W82.

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

Results of Operations

Three and Nine Months Ended September 30, 2017 Compared to Three and Nine Months Ended September 30, 2016

The following table sets forth information comparing the components of net income for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended						Nine Months Ended
	September 30, 2017		September 30, 2016				September 30, 2017		September 30, 2016
		Percent of		Percent of	Favorable/ (Unfavorable)			Percent of		Percent of	Favorable/ (Unfavorable)
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%	Amount	Revenue	Amount	Revenue	$	%

Revenue:
Consumer Services and Plans	$46,169	3.7%	$45,442	4.6%	$727	1.6%	$144,518	4.2%	$135,868	4.8%	$8,650	6.4%
Retail
New vehicles	715,182	57.7%	545,154	55.0%	170,028	31.2%	1,982,644	58.2%	1,532,919	53.7%	449,725	29.3%
Used vehicles	188,331	15.2%	181,675	18.3%	6,656	3.7%	531,324	15.6%	576,964	20.2%	(45,640)	-7.9%
Parts, services and other	187,750	15.2%	151,090	15.2%	36,660	24.3%	478,169	14.0%	422,316	14.8%	55,853	13.2%
Finance and insurance, net	101,570	8.2%	67,710	6.8%	33,860	50.0%	268,829	7.9%	188,607	6.6%	80,222	42.5%
Subtotal	1,192,833	96.3%	945,629	95.4%	247,204	26.1%	3,260,966	95.8%	2,720,806	95.2%	540,160	19.9%
Total revenue	1,239,002	100.0%	991,071	100.0%	247,931	25.0%	3,405,484	100.0%	2,856,674	100.0%	548,810	19.2%

Gross profit (exclusive of depreciation and amortization shown separately below):
Consumer Services and Plans	26,084	2.1%	25,489	2.6%	595	2.3%	82,726	2.4%	76,797	2.7%	5,929	7.7%
Retail
New vehicles	100,558	8.1%	74,014	7.5%	26,544	35.9%	279,022	8.2%	215,772	7.6%	63,250	29.3%
Used vehicles	49,535	4.0%	43,038	4.3%	6,497	15.1%	137,888	4.0%	122,305	4.3%	15,583	12.7%
Parts, services and other	78,920	6.4%	69,985	7.1%	8,935	12.8%	212,793	6.2%	198,535	6.9%	14,258	7.2%
Finance and insurance, net	101,570	8.2%	67,710	6.8%	33,860	50.0%	268,829	7.9%	188,607	6.6%	80,222	42.5%
Subtotal	330,583	26.7%	254,747	25.7%	75,836	29.8%	898,532	26.4%	725,219	25.4%	173,313	23.9%
Total gross profit	356,667	28.8%	280,236	28.3%	76,431	27.3%	981,258	28.8%	802,016	28.1%	179,242	22.3%

Operating expenses:
Selling, general and administrative expenses	236,174	19.1%	186,255	18.8%	(49,919)	-26.8%	640,108	18.8%	536,966	18.8%	(103,142)	-19.2%
Depreciation and amortization	8,382	0.7%	6,219	0.6%	(2,163)	-34.8%	22,819	0.7%	18,144	0.6%	(4,675)	-25.8%
Gain on asset sales	(5)	0.0%	21	0.0%	26	-123.8%	(292)	0.0%	(227)	0.0%	65	28.6%
Income from operations	112,116	9.0%	87,741	8.9%	24,375	27.8%	318,623	9.4%	247,133	8.7%	71,490	28.9%
Other income (expense):
Floor plan interest expense	(7,414)	-0.6%	(4,322)	-0.4%	(3,092)	-71.5%	(19,303)	-0.6%	(14,851)	-0.5%	(4,452)	-30.0%
Other interest expense, net	(11,012)	-0.9%	(12,715)	-1.3%	1,703	13.4%	(30,973)	-0.9%	(38,040)	-1.3%	7,067	18.6%
Other expense, net	(96)	0.0%	—	0.0%	(96)	-100.0%	(79)	0.0%	(2)	0.0%	(77)	3850.0%
	(18,522)	-1.5%	(17,037)	-1.7%	(1,485)	-8.7%	(50,355)	-1.5%	(52,893)	-1.9%	2,538	4.8%
Income before income taxes	93,594	7.6%	70,704	7.1%	22,890	32.4%	268,268	7.9%	194,240	6.8%	74,028	38.1%
Income tax expense	(8,336)	-0.7%	(2,288)	-0.2%	(6,048)	-264.3%	(28,247)	-0.8%	(4,638)	-0.2%	(23,609)	-509.0%
Net income	85,258	6.9%	68,416	6.9%	16,842	24.6%	240,021	7.0%	189,602	6.6%	50,419	26.6%
Less: net income attributable to non-controlling interests	(65,131)	-5.3%	—	0.0%	(65,131)	-100.0%	(193,036)	-5.7%	—	0.0%	(193,036)	-100.0%
Net income attributable to Camping World Holdings, Inc.	$20,127	1.6%	$68,416	6.9%	$(48,289)	-70.6%	$46,985	1.4%	$189,602	6.6%	$(142,617)	-75.2%

Three Months Ended September 30, 2017 compared to Three Months Ended September 30, 2016

Total revenue was $1.2 billion for the three months ended September 30, 2017, an increase of $247.9 million, or 25.0%, as compared to $991.1 million for the three months ended September 30, 2016. The increase was primarily driven by the 33.3% increase in new vehicle unit sales in our Retail segment, and corresponding revenue increases from variable products such as parts, services and other, and finance and insurance.

Nine Months Ended September 30, 2017 compared to Nine Months Ended September 30, 2016

Total revenue was $3.4 billion for the nine months ended September 30, 2017, an increase of $548.8 million, or 19.2%, as compared to $2.9 billion for the nine months ended September 30, 2016. The increase was primarily driven by the 34.6% increase in new vehicle unit sales in our Retail segment, and a corresponding revenue increase from our variable finance and insurance products.

Consumer Services and Plans

Three Months Ended September 30, 2017 compared to Three Months Ended September 30, 2016

Consumer Services and Plans revenue was $46.2 million for the three months ended September 30, 2017, an increase of $0.7 million, or 1.6%, as compared to $45.4 million for the three months ended September 30, 2016. The increased revenue was attributable to a $1.1 million increase from our extended vehicle warranty and the Good Sam TravelAssist programs primarily due to increased policies in force, partially offset by $0.4 million of other decreases.

Consumer Services and Plans gross profit was $26.1 million for the three months ended September 30, 2017, an increase of $0.6 million, or 2.3%, as compared to $25.5 million for the three months ended September 30, 2016. This increase was primarily due to increased policies in force from our Good Sam TravelAssist and roadside assistance programs and reduced roadside assistance program costs. Gross margin increased 41 basis points to 56.5% primarily resulting from increased policies in force for the Good Sam TravelAssist programs, and reduced program costs for the roadside assistance programs.

Nine Months Ended September 30, 2017 compared to Nine Months Ended September 30, 2016

Consumer Services and Plans revenue was $144.5 million for the nine months ended September 30, 2017, an increase of $8.7 million, or 6.4%, as compared to $135.9 million for the nine months ended September 30, 2016. The increased revenue was attributable to  a $2.7 million increase from our vehicle insurance and Good Sam TravelAssist programs primarily due to increased policies in force;  a $2.1 million increase from our clubs and roadside assistance programs primarily due to increased file size;  a $1.7 million increase from consumer show exhibit and admissions revenue resulting from the acquisition of five consumer shows in the fourth quarter of 2016 and our new Good Sam RV Super Show introduced in February 2017; and $2.2 million of other increases.

Consumer Services and Plans gross profit was $82.7 million for the nine months ended September 30, 2017, an increase of $5.9 million, or 7.7%, as compared to $76.8 million for the nine months ended September 30, 2016. This increase was primarily due to increased policies in force from our vehicle insurance and Good Sam TravelAssist programs of $3.0 million; increased roadside assistance contracts in force and reduced claims, together resulting in a gross profit increase of $2.0 million; an increase from our consumer shows of $0.8 million resulting from the five acquired shows and the new Good Sam RV Super Show introduced in February 2017; and a $0.1 million increase from other ancillary products. Gross margin increased 72 basis points to 57.2% primarily due to increased contracts in force with reduced program costs for the roadside assistance programs, and increased policies in force from the Good Sam TravelAssist programs.

Retail:

New Vehicles

	Three Months Ended						Nine Months Ended
	September 30, 2017		September 30, 2016		Favorable/		September 30, 2017		September 30, 2016		Favorable/
($ in thousands,		Percent of		Percent of	(Unfavorable)			Percent of		Percent of	(Unfavorable)
except per vehicle data)	Amount	Revenue	Amount	Revenue	$	%	Amount	Revenue	Amount	Revenue	$	%

Revenue	$715,182	100.0%	$545,154	100.0%	$170,028	31.2%	$1,982,644	100.0%	$1,532,919	100.0%	$449,725	29.3%

Gross profit	100,558	14.1%	74,014	13.6%	26,544	35.9%	279,022	14.1%	215,772	14.1%	63,250	29.3%

New vehicle unit sales	19,107		14,333		4,774	33.3%	54,800		40,718		14,082	34.6%

Three Months Ended September 30, 2017 compared to Three Months Ended September 30, 2016

New vehicle revenue was $715.2 million for the three months ended September 30, 2017, an increase of $170.0 million, or 31.2%, as compared to $545.2 million for the three months ended September 30, 2016. The increase was primarily due to a 33.3% increase in new vehicle unit sales primarily attributable to a same store sales increase of 14.5% driven by increases in travel trailers, Class C and fifth wheel units. The balance of the increase was from acquired locations and the greenfield location opened in June 2017. These increases were partially offset by a 1.6% decrease in the average sales price per unit resulting from a product mix shift toward lower priced towable units.

New vehicle gross profit was $100.6 million for the three months ended September 30, 2017, an increase of $26.5 million, or 35.9%, as compared to $74.0 million for the three months ended September 30, 2016. The increase was primarily due to the 33.3% increase in new vehicle unit sales and a 1.9% increase in average gross profit per unit. Gross margin increased to 14.1% from 13.6% in the three months ended September 30, 2016.

Nine Months Ended September 30, 2017 compared to Nine Months Ended September 30, 2016

New vehicle revenue was $1,982.6 million for the nine months ended September 30, 2017, an increase of $449.7 million, or 29.3%, as compared to $1,532.9 million for the nine months ended September 30, 2016. The increase was primarily due to a 34.6% increase in new vehicle unit sales primarily attributable to a same store sales increase of 17.0% driven by increases in travel trailers, Class C and fifth wheel units. The balance of the increase was from acquired locations and the greenfield location opened in June 2017. These increases were partially offset by a 3.9% decrease in the average sales price per unit resulting from a product mix shift toward lower priced towable units.

New vehicle gross profit was $279.0 million for the nine months ended September 30, 2017, an increase of $63.3 million, or 29.3%, as compared to $215.8 million for the nine months ended September 30, 2016. The increase was primarily due to the 34.6% increase in new vehicle unit sales partially offset by a 3.9% decrease in average gross profit per unit resulting from a product mix shift toward lower priced towable units. Gross margin remained unchanged versus prior year at 14.1% for the nine months ended September 30, 2016.

Used Vehicles

	Three Months Ended						Nine Months Ended
	September 30, 2017		September 30, 2016		Favorable/		September 30, 2017		September 30, 2016		Favorable/
($ in thousands,		Percent of		Percent of	(Unfavorable)			Percent of		Percent of	(Unfavorable)
except per vehicle data)	Amount	Revenue	Amount	Revenue	$	%	Amount	Revenue	Amount	Revenue	$	%

Revenue	$188,331	100.0%	$181,675	100.0%	$6,656	3.7%	$531,324	100.0%	$576,964	100.0%	$(45,640)	-7.9%

Gross profit	49,535	26.3%	43,038	23.7%	6,497	15.1%	137,888	26.0%	122,305	21.2%	15,583	12.7%

Used vehicle unit sales	8,557		7,986		571	7.2%	24,146		25,918		(1,772)	-6.8%

Three Months Ended September 30, 2017 compared to Three Months Ended September 30, 2016

Used vehicle revenue was $188.3 million for the three months ended September 30, 2017, an increase of $6.7 million, or 3.7%, as compared to $181.7 million for the three months ended September 30, 2016. The increase was primarily due to a 7.2% increase in the volume of used units sold, mostly travel trailers at our new stores, partially offset by a same store sales decrease of 7.9%.

Used vehicle gross profit was $49.5 million for the three months ended September 30, 2017, an increase of $6.5 million, or 15.1%, as compared to $43.0 million for the three months ended September 30, 2016. This increase primarily resulted from the 7.2% increase in unit volume consisting of increases for nearly all product types, and a shift towards higher-margined towable units, resulting in a 7.4% increase in gross profit per unit. Gross margin increased to 26.3% from 23.7% in the three months ended September 30, 2016.

Nine Months Ended September 30, 2017 compared to Nine Months Ended September 30, 2016

Used vehicle revenue was $531.3 million for the nine months ended September 30, 2017, a decrease of $45.6 million, or 7.9%, as compared to $577.0 million for the nine months ended September 30, 2016. The decrease was primarily due to reduced inventory availability, resulting from fewer trades on new vehicle unit sales, and the elimination of the automobile unit business as a result of the distribution of the AutoMatch business during the nine months ended September 30, 2016, driving a 6.8% decrease in used vehicle unit sales. Same store sales decreased by 9.6% with the remaining decrease driven by the disposition of the AutoMatch business.

Used vehicle gross profit was $137.9 million for the nine months ended September 30, 2017, an increase of $15.6 million, or 12.7%, as compared to $122.3 million for the nine months ended September 30, 2016. The increase was primarily attributable to increases for nearly all product types and elimination of lower margin auto sales upon the disposition of the AutoMatch business during the second quarter of 2016, resulting in a 21.0% increase in gross profit per unit and a gross margin increase of 475 basis points, partially offset by a 6.8% decrease in vehicle unit sales.

Parts, Services and Other

	Three Months Ended						Nine Months Ended
	September 30, 2017		September 30, 2016		Favorable/		September 30, 2017		September 30, 2016		Favorable/
		Percent of		Percent of	(Unfavorable)			Percent of		Percent of	(Unfavorable)
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%	Amount	Revenue	Amount	Revenue	$	%

Revenue	$187,750	100.0%	$151,090	100.0%	$36,660	24.3%	$478,169	100.0%	$422,316	100.0%	$55,853	13.2%

Gross profit	78,920	42.0%	69,985	46.3%	8,935	12.8%	212,793	44.5%	198,535	47.0%	14,258	7.2%

Three Months Ended September 30, 2017 compared to Three Months Ended September 30, 2016

Parts, services and other revenue was $187.8 million for the three months ended September 30, 2017, an increase of $36.7 million, or 24.3%, as compared to $151.1 million for the three months ended September 30, 2016. The increase was primarily attributable to increased revenue from the new stores,  the Overton’s and Active Sports acquisitions, and an increase from the wholesale channel. Same store sales increased 1.4% for the three months ended September 30, 2017 versus the comparable period in 2016.

Parts, services and other gross profit was $78.9 million for the three months ended September 30, 2017, an increase of $8.9 million, or 12.8%, as compared to $70.0 million for the three months ended September 30, 2016. The gross profit increase was primarily due to increased revenue. Gross margin decreased 429 basis points to 42.0% primarily due to merchandise markdowns in the e-commerce business, and increased distribution and supply costs.

Nine Months Ended September 30, 2017 compared to Nine Months Ended September 30, 2016

Parts, services and other revenue was $478.2 million for the nine months ended September 30, 2017, an increase of $55.9 million, or 13.2%, as compared to $422.3 million for the nine months ended

September 30, 2016. The increase was primarily attributable to the new stores added; the Overton’s acquisition; and the wholesale channel; partially offset by a 0.7% decrease in same store sales.

Parts, services and other gross profit was $212.8 million for the nine months ended September 30, 2017, an increase of $14.3 million, or 7.2%, as compared to $198.5 million for the nine months ended September 30, 2016. The gross profit increase was primarily due to increased revenue and the Overton’s acquisition. Gross margin decreased 251 basis points to 44.5% primarily due to merchandise markdowns in the e-commerce business, and increased distribution and supply costs.

Finance and Insurance, net

	Three Months Ended						Nine Months Ended
	September 30, 2017		September 30, 2016		Favorable/		September 30, 2017		September 30, 2016		Favorable/
		Percent of		Percent of	(Unfavorable)			Percent of		Percent of	(Unfavorable)
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%	Amount	Revenue	Amount	Revenue	$	%

Revenue	$101,570	100.0%	$67,710	100.0%	$33,860	50.0%	$268,829	100.0%	$188,607	100.0%	$80,222	42.5%

Gross profit	101,570	100.0%	67,710	100.0%	33,860	50.0%	268,829	100.0%	188,607	100.0%	80,222	42.5%

Three Months Ended September 30, 2017 compared to Three Months Ended September 30, 2016

Finance and insurance, net revenue and gross profit were each $101.6 million for the three months ended September 30, 2017, an increase of $33.9 million, or 50.0%, as compared to $67.7 million for the three months ended September 30, 2016. The increase was primarily due to incremental vehicle finance contracts assigned due to higher vehicle unit sales and higher finance and insurance sales penetration rates resulting from a 30.5% increase in same store sales and the remainder from acquired locations and the greenfield location opened in June 2017. Finance and insurance, net revenue as a percentage of total new and used vehicle revenue increased to 11.2% for the three months ended September 30, 2017 from 9.3% for the comparable period in 2016.

Nine Months Ended September 30, 2017 compared to Nine Months Ended September 30, 2016

Finance and insurance, net revenue and gross profit were each $268.8 million for the nine months ended September 30, 2017, an increase of $80.2 million, or 42.5%, as compared to $188.6 million for the nine months ended September 30, 2016. The increase was primarily due to incremental vehicle finance contracts assigned due to higher vehicle unit sales, higher finance and insurance sales penetration rates, a 29.7% increase in same store sales, and the remainder from acquired locations and the greenfield location opened in June 2017. Finance and insurance, net revenue as a percentage of total new and used vehicle revenue increased to 10.7% for the nine months ended September 30, 2017 from 8.9% for the comparable period in 2016.

Selling, general and administrative expenses

Three Months Ended September 30, 2017 compared to Three Months Ended September 30, 2016

Selling, general and administrative expenses were $236.2 million for the three months ended September 30, 2017, an increase of $49.9 million, or 26.8%, as compared to $186.3 million for the three months ended September 30, 2016. The increase was due to increases of $25.1 million of wage-related expenses, primarily attributable to increased vehicle unit sales; the acquired locations and the greenfield location opened in June 2017; $7.3 million of pre-opening and payroll costs associated with the Gander Mountain acquisition; $6.7 million of store and corporate overhead expenses; $6.5 million of additional variable selling expense; $2.2 million of additional lease expense; $1.6 million of additional professional and service fees; and $0.5 million of transaction expenses associated with the acquisitions into new or complementary markets, including the Gander Mountain Acquisition. Selling, general and administrative expenses as a percentage of total gross profit was 66.2% for the three months ended September 30, 2017, compared to 66.5% for the three months ended September 30, 2016, a decrease of 25 basis points.

Nine Months Ended September 30, 2017 compared to Nine Months Ended September 30, 2016

Selling, general and administrative expenses were $640.1 million for the nine months ended September 30, 2017, an increase of $103.1 million, or 19.2%, as compared to $537.0 million for the nine months ended September 30, 2016. The increase was due to increases of $54.4 million of wage-related expenses, primarily attributable to increased vehicle sales, the acquired locations and the greenfield location opened in June 2017; $15.5 million of additional variable selling expense; $8.7 million of pre-opening and payroll costs associated with the Gander Mountain acquisition; $14.2 million of store and corporate overhead expenses; $5.4 million of additional lease expense; $2.6 million of transaction expenses associated with the acquisitions into new or complementary markets, including the Gander Mountain Acquisition; and $2.3 million of additional professional and service fees. Selling, general and administrative expenses as a percentage of total gross profit was 65.2% for the nine months ended September 30, 2017, compared to 67.0% for the nine months ended September 30, 2016, a decrease of 172 basis points.

Depreciation and amortization

Three Months Ended September 30, 2017 compared to Three Months Ended September 30, 2016

Depreciation and amortization was $8.4 million for the three months ended September 30, 2017, an increase of $2.2 million, or 34.8%, as compared to $6.2 million for the three months ended September 30, 2016 primarily due to acquired locations, the greenfield location opened in June 2017, and acquired businesses.

Nine Months Ended September 30, 2017 compared to Nine Months Ended September 30, 2016

Depreciation and amortization was $22.8 million for the nine months ended September 30, 2017, an increase of $4.7 million, or 25.8%, as compared to $18.1 million for the nine months ended September 30, 2016 primarily due to the addition of acquired locations, and the greenfield location opened in June 2017.

Floor plan interest expense

Three Months Ended September 30, 2017 compared to Three Months Ended September 30, 2016

Floor plan interest expense was $7.4 million for the three months ended September 30, 2017, an increase of $3.1 million, or 71.5%, as compared to $4.3 million for the three months ended September 30, 2016. The increase was primarily due to increased average outstanding amount payable under our Floor Plan Facility for the three months ended September 30, 2017 compared to the three months ended September 30, 2016, primarily resulting from an increased inventory level due to new dealership locations and locations expecting higher unit sales, and a 68 basis point increase in the average floor plan borrowing rate.

Nine Months Ended September 30, 2017 compared to Nine Months Ended September 30, 2016

Floor plan interest expense was $19.3 million for the nine months ended September 30, 2017, an increase of $4.5 million, or 30.0%, as compared to $14.9 million for the nine months ended September 30, 2016. The increase was primarily due to increased average outstanding amount payable under our Floor Plan Facility for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, primarily resulting from an increased inventory level due to new dealership locations and locations expecting higher unit sales, and a 35 basis point increase in the average floor plan borrowing rate.

Other interest expense, net

Three Months Ended September 30, 2017 compared to Three Months Ended September 30, 2016

Other interest expense, net was $11.0 million for the three months ended September 30, 2017, a decrease of $1.7 million, or 13.4%, as compared to $12.7 million for the three months ended September 30, 2016. The decrease was primarily due to a decrease in interest expense attributable to a decrease in average debt outstanding, and an 86 basis point decrease in the average interest rate.

Nine Months Ended September 30, 2017 compared to Nine Months Ended September 30, 2016

Other interest expense, net was $31.0 million for the nine months ended September 30, 2017, a decrease of $7.1 million, or 18.6%, as compared to $38.0 million for the nine months ended September 30, 2016. The decrease was primarily due to a decrease in interest expense attributable to a decrease in average debt outstanding, and a 100 basis point decrease in the average interest rate.

Segment results

The following table sets forth a reconciliation of total segment income to consolidated income from operations before income taxes for each of our segments for the period presented:

	Three Months Ended						Nine Months Ended
	September 30, 2017		September 30, 2016		Favorable/		September 30, 2017		September 30, 2016		Favorable/
		Percent of		Percent of	(Unfavorable)			Percent of		Percent of	(Unfavorable)
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%	Amount	Revenue	Amount	Revenue	$	%
Revenue:
Consumer Services and Plans	$46,169	3.7%	$45,442	4.6%	$727	1.6%	$144,518	4.2%	$135,868	4.8%	$8,650	6.4%
Retail	1,192,833	96.3%	945,629	95.4%	247,204	26.1%	3,260,966	95.8%	2,720,806	95.2%	540,160	19.9%
Total consolidated revenue	1,239,002	100.0%	991,071	100.0%	247,931	25.0%	3,405,484	100.0%	2,856,674	100.0%	548,810	19.2%
Segment income:(1)
Consumer Services and Plans	21,675	1.7%	19,847	2.0%	1,828	9.2%	71,887	2.1%	63,948	2.2%	7,939	12.4%
Retail	93,446	7.5%	70,882	7.2%	22,564	31.8%	256,713	7.5%	188,898	6.6%	67,815	35.9%
Total segment income	115,121	9.3%	90,729	9.2%	24,392	26.9%	328,600	9.6%	252,846	8.9%	75,754	30.0%
Corporate & other	(2,037)	-0.2%	(1,091)	-0.1%	(946)	-86.7%	(6,461)	-0.2%	(2,420)	-0.1%	(4,041)	-167.0%
Depreciation and amortization	(8,382)	-0.7%	(6,219)	-0.6%	(2,163)	-34.8%	(22,819)	-0.7%	(18,144)	-0.6%	(4,675)	-25.8%
Other interest expense, net	(11,012)	-0.9%	(12,715)	-1.3%	1,703	13.4%	(30,973)	-0.9%	(38,040)	-1.3%	7,067	18.6%
Other non-operating expense, net	(96)	0.0%	—	0.0%	(96)	-100.0%	(79)	0.0%	(2)	0.0%	(77)	-100.0%
Income from operations before income taxes	$93,594	7.6%	$70,704	7.1%	$22,890	32.4%	$268,268	7.9%	$194,240	6.8%	$74,028	38.1%

(1)	Segment income represents income for each of our reportable segments and is defined as income from operations before depreciation and amortization, plus floor plan interest expense.

Consumer Services and Plans segment revenue

Three Months Ended September 30, 2017 compared to Three Months Ended September 30, 2016

Consumer Services and Plans segment revenue was $46.2 million for the three months ended September 30, 2017, an increase of $0.7 million, or 1.6%, as compared to $45.4 million for the three months ended September 30, 2016. The increased revenue was attributable to a $1.1 million increase from our extended vehicle warranty and the Good Sam TravelAssist programs primarily due to increased policies in force, partially offset by $0.4 million of other decreases.

Nine Months Ended September 30, 2017 compared to Nine Months Ended September 30, 2016

Consumer Services and Plans segment revenue was $144.5 million for the nine months ended September 30, 2017, an increase of $8.7 million, or 6.4%, as compared to $135.9 million for the nine months ended September 30, 2016. The increased revenue was attributable to  a $2.7 million increase from our vehicle insurance and Good Sam TravelAssist programs primarily due to increased policies in force;  a $2.1 million increase from our clubs and roadside assistance programs;  a $1.7 million increase from consumer show exhibit and admissions revenue resulting from the acquisition of five consumer shows in the fourth quarter of 2016 and our new Good Sam RV Super Show introduced in February 2017; and $2.2 million of other increases.

Retail segment revenue

Three Months Ended September 30, 2017 compared to Three Months Ended September 30, 2016

Retail segment revenue was $1.2 billion for the three months ended September 30, 2017, an increase of $247.2 million, or 26.1%, as compared to $945.6 million for the three months ended September 30, 2016. The increase was primarily due to the 33.3% increase in new vehicle unit volume which resulted from a 9.4% increase in same store sales, as described below, and the acquired locations.

Nine Months Ended September 30, 2017 compared to Nine Months Ended September 30, 2016

Retail segment revenue was $3.3 billion for the nine months ended September 30, 2017, an increase of $540.2 million, or 19.9%, as compared to $2.7 billion for the nine months ended September 30, 2016. The increase was primarily due to the 34.6% increase in new vehicle unit volume which resulted from a 9.9% increase in same store sales, as described below, the acquired locations, and the greenfield location opened in June 2017.

Same store sales

Three Months Ended September 30, 2017 compared to Three Months Ended September 30, 2016

Same store sales were $982.2 million for the three months ended September 30, 2017, an increase of $84.3 million, or 9.4%, as compared to $897.9 million for the three months ended September 30, 2016. The increase was primarily due to the increased volume of new towable and Class C motorhome units sold and the revenue increase from finance and insurance, partially offset by a decrease in same store sales from used vehicle units sold.

Nine Months Ended September 30, 2017 compared to Nine Months Ended September 30, 2016

Same store sales were $2.8 billion for the nine months ended September 30, 2017, an increase of $253.5 million, or 9.9%, as compared to $2.6 billion for the nine months ended September 30, 2016. The increase was primarily due to the increased volume of new towable and Class C motorhome units sold and the revenue increase from finance and insurance, partially offset by a decrease in same store sales from used vehicle units sold.

Total segment income

Three Months Ended September 30, 2017 compared to Three Months Ended September 30, 2016

Total segment income was $115.1 million for the three months ended September 30, 2017, an increase of $24.4 million, or 26.9%, as compared to $90.7 million for the three months ended September 30, 2016. The increase was primarily due to gross profit increases from finance and insurance and new vehicles, partially offset by increases in variable selling, general and administrative expenses. Total segment income margin increased 14 basis points to 9.3%.

Nine Months Ended September 30, 2017 compared to Nine Months Ended September 30, 2016

Total segment income was $328.6 million for the nine months ended September 30, 2017, an increase of $75.8 million, or 30.0%, as compared to $252.8 million for the nine months ended September 30, 2016. The increase was primarily due to gross profit increases from finance and insurance and new vehicles, partially offset by increases in variable selling, general and administrative expenses. Total segment income margin increased 80 basis points to 9.6%.

Consumer Services and Plans segment income

Three Months Ended September 30, 2017 compared to Three Months Ended September 30, 2016

Consumer Services and Plans segment income was $21.7 million for the three months ended September 30, 2017, an increase of $1.8 million, or 9.2%, as compared to $19.8 million for the three months ended September 30, 2016. The segment income increase was attributable to an increase from our Good Sam TravelAssist and roadside assistance programs of $0.9 million primarily due to increased policies in force; and a $1.2 million reduction in selling, general and administrative expenses; partially offset by a decrease of $0.3 million from other ancillary products. Consumer Services and Plans segment income margin increased 327 basis points to 46.9%, which was primarily due to a 387 basis point increase in segment gross margin and reduced selling, general and administrative expenses that was largely from reduced wages.

Nine Months Ended September 30, 2017 compared to Nine Months Ended September 30, 2016

Consumer Services and Plans segment income was $71.9 million for the nine months ended September 30, 2017, an increase of $7.9 million, or 12.4%, as compared to $63.9 million for the nine months ended September 30, 2016. The segment income increase was attributable to an increase from our vehicle insurance and Good Sam TravelAssist programs of $3.0 million primarily due to increased policies in force; increased roadside assistance contracts in force and reduced claims, together resulting in a gross profit increase of $2.0 million; an increase from our consumer shows of $0.8 million resulting from the five acquired consumer shows and one new show; a $0.1 million increase from other ancillary products, and a $2.0 million reduction in selling, general and administrative expenses primarily from reduced wages. Consumer Services and Plans segment income margin increased 268 basis points to 49.7%, which was primarily due to a $2.0 million decrease in selling, general and administrative expenses that was largely from reduced wages and a 72 basis point increase in Consumer Services and Plans gross margin.

Retail segment income

Three Months Ended September 30, 2017 compared to Three Months Ended September 30, 2016

Retail segment income was $93.4 million for the three months ended September 30, 2017, an increase of $22.6 million, or 31.8%, as compared to $70.9 million for the three months ended September 30, 2016. The increase was primarily due to increased segment gross profit of $75.8 million primarily due to higher revenue and sales penetration of finance and insurance products, an increase of $26.5 million primarily from increased new vehicle unit volume of 4,774 units for the three months ended September 30, 2017 compared to the three months ended September 30, 2016, an increase of $8.9 million from parts, services and other, and an increase of $6.5 million from used vehicles; partially offset by increased selling, general and administrative expenses of $50.2 million primarily due to increased variable wages relating to increased revenue, increased variable selling expenses; and an increase of approximately $3.0 million in floor plan interest expense relating to an increase in the average floor plan balance. Retail segment income margin increased 34 basis points to 7.8%, primarily due to increased penetration of the finance and insurance revenue to 11.2% of total new and used revenue, from 9.3% for the comparable prior year period, increased used vehicle gross margin of 261 basis points, and decreased selling, general and administrative expenses as a percentage of segment gross profit of 98 basis points, partially offset by a reduction of 429 basis points in parts, services and other gross margin.

Nine Months Ended September 30, 2017 compared to Nine Months Ended September 30, 2016

Retail segment income was $256.7 million for the nine months ended September 30, 2017, an increase of $67.8 million, or 35.9%, as compared to $188.9 million for the nine months ended September 30, 2016. The increase was primarily due to increased segment gross profit of $173.3 million primarily due to higher revenue and sales penetration of finance and insurance products, an increase of $63.3 million primarily from increased new vehicle unit volume of 14,082 units for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, an increase of $15.6 million from used vehicles, and an increase of $14.3 million from parts, services and other; partially offset by increased selling, general and administrative expenses of $101.1 million primarily relating to increased variable wages relating to increased revenue, increased variable selling expense and increased rent relating to new stores; and an increase in floor plan interest expense of approximately $4.5 million relating to an increase in the average floor plan balance. Retail segment income margin increased 93 basis points to 7.9%, primarily due to increased penetration of the finance and insurance revenue to 10.7% of total new and used revenue, from 8.9% for the comparable prior year period, increased used vehicle gross margin of 475 basis points, and decreased selling, general and administrative expenses as a percentage of segment gross profit of 262 basis points.

Corporate and other expenses

Three Months Ended September 30, 2017 compared to Three Months Ended September 30, 2016

Corporate and other expenses were $2.0 million for the three months ended September 30, 2017, an increase of 86.7%, as compared to $1.1 million for the three months ended September 30, 2016. The $0.9 million increase was primarily due to $0.5 million of transaction expenses associated with acquisitions into new or complementary markets, including the Gander Mountain Acquisition; and $0.4 million of other professional fees.

Nine Months Ended September 30, 2017 compared to Nine Months Ended September 30, 2016

Corporate and other expenses were $6.5 million for the nine months ended September 30, 2017, an increase of 167.0%, as compared to $2.4 million for the nine months ended September 30, 2016. The approximately $4.0 million increase was primarily due to $2.6 million of transaction expenses associated with the acquisitions into new or complementary markets, including the Gander Mountain Acquisition; and $1.4 million of other professional fees.

Liquidity and Capital Resources

General

Our primary requirements for liquidity and capital have been working capital, inventory management, acquiring and building new retail locations, including pre-opening expenses, the improvement and expansion of existing retail locations, debt service, distributions to holders of equity interests in CWGS, LLC and our Class A common stock, and general corporate needs. These cash requirements have been met through cash provided by operating activities, cash and cash equivalents, proceeds from our IPO, proceeds from the May 2017 Public Offering, borrowings under our Existing Senior Secured Credit Facilities or previously under our Previous Senior Secured Credit Facilities, and borrowings under our Floor Plan Facility.

As a public company, additional liquidity needs include public company costs, payment of regular and special cash dividends, any exercise of the redemption right by the Continuing Equity Owners from time to time (should we elect to exchange common units for a cash payment), payments under the Tax Receivable Agreement, and state and federal taxes to the extent not sheltered as a result of the Tax Receivable Agreement. The Continuing Equity Owners may exercise such redemption right for as long as their common units remain outstanding. Although the actual timing and amount of any payments that may be made under the Tax Receivable Agreement will vary, we expect that the payments that we will be required to make to the Continuing Equity Owners and Crestview Partners II GP, L.P. will be significant. Any payments made by us to Continuing Equity Owners and Crestview Partners II GP, L.P. under the Tax Receivable Agreement will generally reduce the amount of overall cash flow that might have otherwise been available to us or to CWGS, LLC and, to the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, the unpaid amounts generally will be deferred and will accrue interest until paid by us; provided, however, that nonpayment for a specified period may constitute a material breach of a material obligation under the Tax Receivable Agreement and therefore may accelerate payments due under the Tax Receivable Agreement. For a discussion of the Tax Receivable Agreement, see Note 11 — Income Taxes to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

CWGS, LLC intends to make a regular quarterly cash distribution to its common unit holders, including us, of approximately $0.08 per common unit and we intend to use all of the proceeds from such distribution on our common units to pay a regular quarterly cash dividend of approximately $0.08 per share on our Class A common stock, subject to our discretion as the sole managing member of CWGS, LLC and the discretion of our board of directors. During the nine months ended September 30, 2017, we paid three regular quarterly cash dividends of $0.08 per share of our Class A common stock. CWGS, LLC is required to make cash distributions in accordance with the CWGS LLC Agreement in an amount sufficient for us to pay any expenses incurred by us in connection with the regular quarterly cash dividend, along with any of our other operating expenses and other obligations. In addition, we currently intend to pay a special cash dividend of all or a portion of the Excess Tax Distribution (as defined under “Dividend Policy” included in Part II, Item 5 of our Annual Report) to the holders of our Class A common stock from time to time subject to the discretion of our board of directors as described under “Dividend Policy.” During the nine months ended September 30, 2017, we paid three special cash dividends of $0.0732 per share of our Class A common stock.

Notwithstanding our obligations under the Tax Receivable Agreement, we believe that our sources of liquidity and capital will be sufficient to finance our continued operations, growth strategy, including the Gander Mountain Acquisition, regular quarterly cash dividends (as described above) and additional expenses we expect to incur as a public company for at least the next twelve months. However, we cannot assure you that our cash provided by operating activities, cash and cash equivalents or cash available under our Existing Revolving Credit Facility or our Floor Plan Facility will be sufficient to meet our future needs. If we are unable to generate sufficient cash flows from operations in the future, and if availability under our Existing Revolving Credit Facility or our Floor Plan Facility is not sufficient, we may have to obtain additional financing. If we obtain additional capital by issuing equity, the interests of our existing stockholders will be diluted. If we incur additional indebtedness, that indebtedness may impose significant financial and other covenants that may significantly restrict our operations. We cannot assure you that we could obtain refinancing or additional financing on favorable terms or at all. See “Risk Factors — Risks Related to our Business — Our ability to operate and expand our business and to respond to changing business and economic conditions will depend on the availability of adequate capital” included in Part I, Item 1A of our Annual Report.

As of September 30, 2017 and December 31, 2016, we had working capital of $343.7 million and $266.8 million, respectively, including $163.2 million and $114.2 million, respectively, of cash and cash equivalents. Our working capital reflects the cash provided by deferred revenue and gains reported under current liabilities of $78.9 million and $68.6 million as of September 30, 2017 and December 31, 2016, respectively, which reduces working capital. Deferred revenue primarily consists of cash collected for club memberships in advance of services to be provided, which is deferred and recognized as revenue over the life of the membership. We use net proceeds from this deferred membership revenue to lower our long-term borrowings and finance our working capital needs.

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

Cash Flow

The following table shows summary cash flows information for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended
	September 30,
(In thousands)	2017	2016
Net cash provided by operating activities	$208,099	$316,027
Net cash used in investing activities	(405,116)	(98,987)
Net cash provided by (used in) financing activities	246,046	(193,999)
Net increase in cash and cash equivalents	$49,029	$23,041

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

Net cash provided by operating activities was $208.1 million for the nine months ended September 30, 2017, a decrease of $107.9 million from $316.0 million net cash provided by operating activities for the nine months ended September 30, 2016. The decrease was primarily due to $219.0 million from increases in inventory balances, partially offset by a $37.2 million increase in accounts payable and accrued liabilities, $23.5 million of other net favorable changes, and a $50.4 million increase in net income.

Investing activities.  Our investment in business activities primarily consists of expanding our operations through organic growth and the acquisition of retail locations. Substantially all of our new retail locations and capital expenditures have been financed using cash provided by operating activities and borrowings under our Existing Senior Secured Credit Facilities.

The table below summarizes our capital expenditures for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended
	September 30,
(In thousands)	2017	2016
IT hardware and software	$11,570	$5,546
Greenfield and acquired retail locations	24,896	5,708
Existing retail locations	11,483	14,278
Corporate and other	1,810	3,671
Total capital expenditures	$49,759	$29,203

Our capital expenditures consist primarily of investing in greenfield and acquired retail locations, existing retail locations, information technology, hardware, and software. There were no material commitments for capital expenditures as of September 30, 2017.

Net cash used in investing activities was $405.1 million for the nine months ended September 30, 2017. The $405.1 million of cash used in investing activities was primarily composed of  $345.1 million for the acquisition of fifteen retail locations,  three consumer shows, Gander Mountain and Overton’s, TheHouse.com, and W82 (see Note 9 — Acquisitions to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q). The remaining cash used in investing activities was composed of approximately $49.8 million of capital expenditures and $16.8 for the purchase of real property, partially offset by proceeds of $6.0 million from the sale of real property and $0.6 million from the sale of property and equipment.

Net cash used in investing activities was $99.0 million for the nine months ended September 30, 2016. The $99.0 million of cash used in investing activities included $67.7 million for the acquisition of five retail locations, of which four were opened and one was scheduled to open in the fourth quarter of 2016, a wholesale parts dealer and six consumer shows, in addition to $29.2 million of capital expenditures and $12.9 million for the purchase of real property, partially offset by proceeds from the sale and leaseback of real property and property and equipment of approximately $7.3 million and $3.5 million, respectively.

Financing activities.  Our financing activities primarily consist of proceeds from the issuance of debt and the repayment of principal and debt issuance costs.

Our net cash provided by financing activities was $246.0 million for the nine months ended September 30, 2017. The $246.0 million of cash provided by financing activities was primarily due to $174.5 million of borrowings under the Floor Plan Facility, $121.4 million of proceeds we received from the May 2017 Public Offering, and $94.8 million of net proceeds from long-term debt, partially offset by $125.0 million of non-controlling interest member distributions, $11.9 million of dividends paid on Class A common stock, $5.6 million of principal payments under the Existing Term Loan Facility, and other financing uses of $2.2 million during the nine months ended September 30, 2017.

Our net cash used in financing activities was $194.0 million for the nine months ended September 30, 2016. The $194.0 million of cash used in financing activities was primarily due to $214.8 million of member distributions, $66.0 million of principal payments under the Floor Plan Facility, principal payments under the Previous Senior Secured Credit Facilities of $43.6 million, and other financing uses of $3.9 million, partially offset by $134.3 million of borrowings under the Floor Plan Facility during the nine months ended September 30, 2016.

Description of Senior Secured Credit Facilities and Floor Plan Facility

As of September 30, 2017 and December 31, 2016, we had outstanding debt in the form of our credit agreement that included a $734.5 million and $645.0 million term loan (the ‘‘Existing Term Loan Facility’’), respectively, and $35.0 million of commitments for revolving loans (the ‘‘Existing Revolving Credit Facility’’ and, together with the Existing Term Loan Facility, the ‘‘Existing Senior Secured Credit Facilities’’) and our floor plan financing facility with $1.165 billion in maximum borrowing availability and a letter of credit commitment of $15.0 million (the ‘‘Floor Plan Facility’’). We may from time to time seek to refinance, retire or exchange our outstanding debt. Such refinancings, repayments or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. In the past, we have used interest rate swap derivatives to diversify our debt portfolio between fixed and variable rate instruments. For additional information regarding our interest rate risk and interest rate hedging instruments, see “Quantitative and Qualitative Disclosures About Market Risk” in Part I, Item 3 of this Form 10-Q.

Existing Senior Secured Credit Facilities

The following table details the outstanding amounts and available borrowings under our Existing Senior Secured Credit Facilities as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30,	December 31,
	2017	2016
Existing Senior Secured Credit Facilities:
Existing Term Loan Facility:
Principal amount of borrowings	$740,000	$645,000
Less: cumulative principal payments	(5,550)	—
Less: unamortized original issue discount	(5,880)	(6,349)
Less: finance costs	(11,663)	(11,898)
	716,907	626,753
Less: current portion	(7,400)	(6,450)
Long-term debt, net of current portion	$709,507	$620,303
Existing Revolving Credit Facility:
Total commitment	$35,000	$35,000
Less: outstanding letters of credit	(3,237)	(3,237)
Additional borrowing capacity	$31,763	$31,763

On March 17, 2017, CWGS Group, LLC (the “Borrower”), a wholly-owned subsidiary of CWGS, LLC, entered into a First Amendment (the “First Amendment”) to the Credit Agreement, dated as of November 8, 2016 (as amended, the "Existing Credit Agreement"). Per the terms of the First Amendment, the Borrower’s $645.0 million term loan facility was increased by $95.0 million to $740.0 million. The proceeds from the additional borrowings were used to purchase dealerships within FreedomRoads. No other terms of the Credit Agreement were amended.

On October 6, 2017, we further amended our Existing Credit Agreement. This amendment, among other things, (i) increased our Existing Term Loan Facility by $205.0 million to an outstanding principal amount of $939.5 million, (ii) amended the applicable margin to 2.00% from 2.75% per annum, in the case of base rate loans, and to 3.00% from 3.75% per annum, in the case of LIBOR loans and, (iii) increased the quarterly amortization payment to $2.4 million. See Note 18 — Subsequent Events to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

See our Annual Report for a further discussion of the terms of the Existing Senior Secured Credit Facilities.

Floor Plan Facility

The following table details the outstanding amounts and available borrowings under our Floor Plan Facility as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30,	December 31,
	2017	2016
Floor Plan Facility:
Notes payable — floor plan:
Total commitment	$1,165,000	$1,165,000
Less: borrowings	(799,682)	(625,185)
Additional borrowing capacity	$365,318	$539,815
Letters of credits:
Total commitment	$15,000	$15,000
Less: outstanding letters of credit	(8,020)	(8,020)
Additional borrowing capacity	$6,980	$6,980

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

Deferred Revenue and Gains

Deferred revenue and gains consist of our sales for products not yet recognized as revenue at the end of a given period and deferred gains on sale-leaseback and derecognition of right to use asset transactions. Our deferred revenue and deferred gains as of September 30, 2017 were $124.2 million and $11.5 million, respectively. Deferred revenue is expected to be recognized as revenue and deferred gains are expected to be recognized ratably over the lease terms as an offset to rent expense.

Off-Balance Sheet Arrangements

As of September 30, 2017, we did not have any off-balance sheet arrangements, except for operating leases entered into in the normal course of business.

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

Interest Rate Risk

Our operating results are subject to risk from interest rate fluctuations on our Existing Senior Secured Credit Facilities and our Floor Plan Facility, which carries variable interest rates. Interest rate risk is the exposure to loss resulting from changes in the level of interest rates and the spread between different interest rates. Advances under our Existing Senior Secured Credit Facilities, which include the Existing Term Loan Facility and the Existing Revolving Credit Facility, is tied to a borrowing base and bear interest at variable rates. Additionally, under our Floor Plan Facilities we have the ability to draw on revolving floor plan arrangements, which bear interest at variable rates. Because our Existing Senior Secured Credit Facilities and Floor Plan Facility bear interest at variable rates, we are exposed to market risks relating to changes in interest rates. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. As of September 30, 2017, we had no outstanding borrowings under our Existing Revolving Credit Facility aside from letters of credit in the aggregate amount of $3.2 million outstanding under the Existing Revolving Credit Facility, $717.0 million of variable rate debt outstanding under our Existing Term Loan Facility, net of $5.9 million of unamortized original issue discount and $11.7 million of finance costs, and $799.7 million in outstanding borrowings under our Floor Plan Facility. Based on September 30, 2017 debt levels, an increase or decrease of 1% in the effective interest rate would cause an increase or decrease in interest expense under our Existing Term Loan Facility of $7.4 million and $3.6 million, respectively, over the next 12 months and an increase or decrease of 1% in the effective rate would cause an increase or decrease in interest expense under our Floor Plan Facility of approximately $8.0 million over the next 12 months. We do not use derivative financial instruments for speculative or trading purposes, but this does not preclude our adoption of specific hedging strategies in the future.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2017.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control performed during the fiscal quarter ended September 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to our risk factors as previously disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission on March 13, 2017, other than with respect to the risk factors described below.

Risks Related to the Gander Mountain Acquisition

If we continue to open and operate existing Gander Mountain retail locations, we may be required to raise additional funds in order to fund such openings. We cannot assure you that the terms of any additional debt or equity financing we obtain to fund the openings will be favorable to us.

Contingent on our final lease negotiations, our current plan is to open the initial 15 to 20 Gander Mountain stores, which will be rebranded as Gander Outdoors, by the end of the first quarter of 2018 and another 40 to 45 stores during the second and third quarters of 2018, with measured growth thereafter. We assumed 15 Gander Mountain leases on October 6, 2017 through the exercise of Designation Rights and expect to enter into new leases for the other locations. As a result, we will begin to incur meaningful incremental expenses without the benefit of the full revenue as we begin to ramp the Gander Outdoors business and open stores.

Based on our current plans, we currently expect to fund the opening and initial working capital needs of our current goal to operate Gander Mountain stores and certain liabilities that we will assume in connection therewith with available cash on hand and proceeds from the Second Amendment to our Senior Secured Credit Facilities. We may also be required to raise additional capital from equity or debt financing to finance the opening and operation of Gander Mountain stores. We cannot assure you that we will be able to obtain such additional equity or debt financing on favorable terms or at all. Moreover, the issuance by us of Class A common stock in any future offerings may result in substantial dilution to our existing stockholders and may have a material adverse effect on the market price of our Class A common stock. Furthermore, to the extent that we need to incur additional debt financing in connection with the opening and operation of any Gander Mountain retail locations, such debt financings may have an adverse effect on our financial condition and may limit our ability to obtain financing in the future.

Additionally, if we fail to realize the expected benefits from the Gander Mountain Acquisition or if the financial performance of Gander Mountain and Overton's do not meet our current expectations, it may make it more difficult for us to service our debt and our results of operations may fail to meet expectations.

We may not complete the opening of Gander Mountain retail locations within the time frame we anticipate or at all, which could have a negative effect on our business and our results of operations.

On May 26, 2017, CWI, an indirect subsidiary of the Company, completed the acquisition of certain assets of Gander Mountain and its Overton's boating business through a bankruptcy auction that took place in April 2017 for $35.4 million in cash and $1.1 million of contingent consideration, as described in Note 9 — Acquisitions to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

The assets acquired include the right to designate any real estate leases for assignment to CWI or other third parties through the Designation Rights, other agreements CWI elects to assume, intellectual property rights, operating systems and platforms, certain distribution center equipment, Overton’s inventory, the Gander Mountain and Overton's e-commerce businesses and fixtures and equipment for Overton's two retail locations and corporate operations. Furthermore, CWI committed to exercise Designation Rights and take an assignment of no fewer than 15 Gander Mountain retail leases on or before October 6, 2017, in addition to the two Overton's retail leases assumed at the closing of the acquisition. The Designation Rights expired on October 6, 2017 after CWI elected to be designated 15 Gander Mountain retail leases. CWI also assumed certain liabilities, such as cure costs for leases and other agreements it elected to assume, accrued time off for employees retained by CWI and retention bonuses payable to certain key Gander Mountain employees retained by CWI. The cure costs for the 15 Gander Mountain leases assumed under the Designation Rights were approximately $1.1 million.

Contingent on our final lease negotiations, our current plan is to open the initial 15 to 20 Gander Mountain stores, which will be rebranded as Gander Outdoors, by the end of the first quarter of 2018 and another 40 to 45 stores during the second and third quarters of 2018, with measured growth thereafter. We assumed 15 Gander Mountain leases on October 6, 2017 through the exercise of Designation Rights and expect to enter into new leases for the other locations. As a result, we will begin to incur meaningful incremental expenses without the benefit of the full revenue as we begin to ramp the Gander Outdoors business and open stores. Additionally, given the current liquidation of the existing Gander Mountain inventory, we will need to continue to supply each retail location that we determine to operate with new inventory in a timely manner, which may also require us to raise additional capital from equity or debt financings. If we are unable to negotiate lease terms with the landlords acceptable to us, order new inventory or raise additional capital, in each case, within the expected time frame, or at all, it could have a negative effect on our financial performance and our ability to execute on our operating strategy for Gander Mountain.

Combining Gander Mountain (including Overton's) with Camping World may be more difficult, costly or time consuming than expected and the anticipated benefits and cost savings of the transaction may not be fully realized.

The success of the Gander Mountain Acquisition, including the realization of anticipated benefits and cost savings, will depend, in part, on our ability to successfully combine the businesses of Gander Mountain (including Overton's) and Camping World. The integration may be more difficult, costly or time consuming than expected. It is possible that the integration process could result in the loss of key employees or the disruption of each company's ongoing businesses or that the alignment of standards, controls, procedures and policies may adversely affect the combined company's ability to maintain relationships with clients, customers, suppliers and employees or to fully achieve the anticipated benefits and cost savings of the transaction. The loss of key employees could adversely affect our ability to successfully conduct our existing business in the markets in which Gander Mountain and Overton's operated prior to the Gander Mountain Acquisition, which could have an adverse effect on our financial results and the market price of our Class A common stock. Other potential difficulties of combining the businesses of Gander Mountain (including Overton's) and Camping World include unanticipated issues in integrating suppliers, logistics, distribution, retail operations, negotiation of lease terms with landlords on terms acceptable to us, information communications and other systems. We also expect to continue to incur non-recurring charges, including transaction costs, directly attributable to the Gander Mountain Acquisition and the opening of these retail locations.

If we experience difficulties with the integration process, the anticipated benefits of the transaction may not be realized fully or at all, or may take longer to realize than expected. Integration efforts between the companies may also divert management attention and resources. These integration matters could have an adverse effect on each of Camping World and Gander Mountain (including Overton's) during this transition period and for an undetermined period after completion of the Gander Mountain Acquisition on the combined company.

Moreover, in connection with the opening of the Gander Mountain retail locations, we expect that we will continue to expand into numerous new markets and will be selling various new product lines or categories, including firearms. See "— We may incur costs from litigation relating to products that we currently sell as a result of the consummation of the Gander Mountain Acquisition and the opening of retail locations, particularly firearms and ammunition, which could adversely affect our total revenue and profitability." As a result, opening retail locations may be more costly or time consuming than expected. Additionally, our unfamiliarity with the Gander Mountain product lines and new markets may also impact our ability to operate these locations profitably once they are opened. Other factors that may impact the profitability of these retail locations include our ability to retain existing store personnel or hire and train new store personnel, especially management personnel, our ability to provide a satisfactory mix of merchandise, our ability to negotiate favorable lease agreements, our ability to supply retail locations with inventory in a timely manner and the other factors described under "— Risks Related to our Business — Our expansion into new, unfamiliar markets, products lines or categories presents increased risks that may prevent us from being profitable in these new markets, products lines or categories. Delays in opening or acquiring new retail locations could have a material adverse effect on our business, financial condition and results of operations." under ‘‘Risk Factors’’ in Item 1A of Part I of our Annual Report. As a result, we cannot assure you that we will be successful in operating the Gander Mountain business on a profitable basis, and our failure to do so could have a material adverse effect on our business, financial condition and results of operations.

We and Gander Mountain (including Overton's) will be subject to business uncertainties while the liquidation sales are pending.

Uncertainty about the effect of the Gander Mountain Acquisition, the timing of the completion of liquidation sales at Gander Mountain's existing stores and the expected opening and operation of Gander Mountain and Overton's retail locations on employees, customers and suppliers may have an adverse effect on us. These uncertainties may impair our or Gander Mountain's (including Overton's) ability to attract, retain and motivate key personnel until the liquidation sales are completed, and could cause customers, suppliers and others that deal with Gander Mountain (including Overton's) or us to seek to change existing business relationships with Gander Mountain (including Overton's) or us. If key employees depart or current customers or suppliers terminate or modify their business relationships with us or Gander Mountain (including Overton's) because of issues relating to the uncertainty of the timing of the completion of liquidation sales at Gander Mountain's existing stores, the timing of the opening of retail locations and difficulty of integration or a desire not to remain with us or Gander Mountain (including Overton's), our business could be harmed.

The obligations and liabilities of Gander Mountain (including Overton's), some of which may be unanticipated or unknown, may be greater than we have anticipated which may diminish the value of Gander Mountain (including Overton's) to us.

Under the asset purchase agreement entered into in connection with the Gander Mountain Acquisition, we have assumed, and will continue to assume, certain liabilities associated with Gander Mountain, including cure costs for real property leases and other agreements we elect to assume, accrued time off for employees retained by us and retention bonuses payable to certain key Gander Mountain employees retained by us. These liabilities may be greater than we have anticipated. The obligations and liabilities of Gander Mountain (including Overton's) could have a material adverse effect on Gander Mountain's (including Overton's) business or Gander Mountain (including Overton's) value to us or on our business, financial condition or results of operations.

We may incur costs from litigation relating to products that we currently sell as a result of the Gander Mountain Acquisition and the opening of retail locations, particularly firearms and ammunition, which could adversely affect our total revenue and profitability.

We may incur damages due to lawsuits relating to products we currently sell as a result of the Gander Mountain Acquisition and the opening of Gander Mountain retail locations, including, but not limited to, lawsuits relating to firearms, ammunition, tree stands and archery equipment. We may incur losses due to lawsuits, including potential class actions, relating to our performance of background checks on firearms purchases and compliance with other sales laws as mandated by state and federal law. We may also incur losses from lawsuits relating to the improper use of firearms or ammunition sold by us, including lawsuits by municipalities or other organizations attempting to recover costs from manufacturers and retailers of firearms and ammunition. Our insurance coverage and the insurance provided by our vendors for certain products they sell to us may be inadequate to cover claims and liabilities related to products that we sell. In addition, claims or lawsuits related to products that we sell, or the unavailability of insurance for product liability claims, could result in the elimination of these products from our product line, thereby reducing total revenue. If one or more successful claims against us are not covered by or exceed our insurance coverage, or if insurance coverage is no longer available, our available working capital may be impaired and our operating results could be materially adversely affected. Even unsuccessful claims could result in the expenditure of funds and management time and could have a negative impact on our profitability and on future premiums we would be required to pay on our insurance policies.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3:  Defaults Upon Senior Securities

None.

Item 4:  Mine Safety Disclosures

Not applicable.

Item 5:  Other Information

None.

Item 6:  Exhibits

Exhibits Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Camping World Holdings, Inc.	10-Q	001-37908	3.1	11/10/16

3.2	Amended and Restated Bylaws of Camping World Holdings, Inc.	10-Q	001-37908	3.2	11/10/16

4.1	Specimen Stock Certificate evidencing the shares of Class A common stock	S-1/A	333‑211977	4.1	9/13/16

10.1	Second Amendment to Credit Agreement, dated October 6, 2017, by and among CWGS Enterprises, LLC, as holdings, CWGS Group, LLC, as borrower, the lenders party thereto and Goldman Sachs Bank USA, as administrative agent	8-K	001-37908	10.1	10/10/17

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer					*

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer					*

32.1	Section 1350 Certification of Chief Executive Officer					**

32.2	Section 1350 Certification of Chief Financial Officer					**

101.INS	XBRL Instance Document					***

101.SCH	XBRL Taxonomy Extension Schema Document					***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					***

101.DEF	XBRL Extension Definition Linkbase Document					***

101.LAB	XBRL Taxonomy Label Linkbase Document					***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					***

*     Filed herewith

**    Furnished herewith

***   Submitted electronically herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Camping World Holdings, Inc.

Date: November 9, 2017	By:	/s/ Thomas F. Wolfe
Thomas F. Wolfe
Chief Financial Officer and Secretary

(Authorized Officer and Principal Financial Officer)