Form 10-Q/A
period 2017-03-31
Camping World Holdings, Inc.
filed 2018-03-13
CIK 1669779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington,  D.C.  20549

FORM 10-Q/A

(Amendment No. 1)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _______________

Commission file number:  001-37908

CAMPING WORLD HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	81-1737145
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

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

EXPLANATORY NOTE

Camping World Holdings, Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q (this “Amendment”) to restate and amend the Company’s previously issued condensed consolidated financial statements and related financial information as of and for the three months ended March 31, 2017 and 2016 previously included in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (the “Original Filing”), which was previously filed with the Securities and Exchange Commission (the “SEC”) on May 4, 2017 (the “Original Filing Date”). In connection therewith, this Amendment amends and restates in their entirety the following items in the Original Filing: Item 1 of Part I “Financial Statements”; Item 2 of Part I “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; and Item 4 of Part I “Controls and Procedures”. For the convenience of the reader, this Amendment sets forth the Original Filing, as modified where necessary to reflect the foregoing restatement and revisions. In addition, pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended, Item 6 of Part II of the Original Filing has been amended to contain currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, which are attached as Exhibits 31.1, 31.2, 32.1, 32.2 to this Amendment. We have also updated our financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibits 101.

As described in the Company’s Current Report on Form 8-K filed March 13, 2018, on March 10, 2018, the Audit Committee of our Board of Directors (the “Audit Committee”), after discussion with Company management and Ernst & Young LLP, our independent registered public accounting firm, determined that the audited consolidated financial statements as of and for the year ended December 31, 2016 included in our Annual Report on Form 10-K for the year ended December 31, 2016 and the unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2017 included in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 previously filed with the SEC should no longer be relied upon and should be amended to reflect the adjustments described herein.

Except as described herein, this Amendment does not amend, update or change any other items or disclosures in the Original Filing and does not purport to reflect any information or events subsequent to the Original Filing Date. As such, this Amendment speaks only as of the Original Filing Date, and the Company has not undertaken to amend, supplement or update any information contained in the Original Filing to give effect to any subsequent events. Accordingly, this Amendment should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original Filing, including any amendment to those filings.

Background

On October 13, 2016, the Company completed an initial public offering of 11,363,636 shares of the Company’s Class A common stock at a public offering price of $22.00 per share (the “IPO”). The Company received $233.4 million in proceeds, net of underwriting discounts and commissions, which were used to purchase 11,363,636 newly-issued common units from CWGS Enterprises, LLC (“CWGS, LLC”) at a price per unit equal to the initial public offering price per share of Class A common stock in the IPO less underwriting discounts and commissions. In addition, on November 4, 2016, the underwriters exercised their option, in part, to purchase an additional 508,564 shares of Class A common stock. On November 9, 2016, the Company closed on the purchase of the additional 508,564 shares of Class A common stock and received $10.4 million in additional proceeds, net of underwriting discounts and commissions, which were used to purchase 508,564 newly-issued common units from CWGS, LLC at a price per unit equal to the initial public offering price per share of Class A common stock in the IPO less underwriting discounts and commissions.

Following the purchase of newly-issued common units from CWGS, LLC as described above, the Company’s deferred tax balances have reflected the differences in the book and tax basis of its investment in CWGS, LLC (i.e., outside basis). In connection with preparing its financial statements for the year ended December 31, 2017, the Company determined that a portion of the outside basis deferred tax asset related to its acquisition of the direct interest in CWGS, LLC through newly issued LLC units is not expected to be realized unless the Company were to dispose of its investment in CWGS, LLC, which the Company has no current plan to do. Accordingly, the Company has determined that it should have established a valuation allowance of $102.7 million against this portion of its deferred tax asset that was recorded through equity as of December 31, 2016. Following the establishment of the valuation allowance as of December 31, 2016, the Company recognizes subsequent changes to the valuation allowance through the provision for income taxes or equity, in accordance with generally accepted accounting principles, and at March 31, 2017 the valuation allowance against this portion of its deferred tax asset was $102.6 million.

Additional information regarding the impact of the valuation allowance against the portion of the Company’s outside basis deferred tax asset related to its acquisition of a direct interest in CWGS, LLC through newly issued LLC units as of December 31, 2016 and March 31, 2017, is contained under the caption “Restatement of Previously Issued Financial Statements” in Note 1 “Summary of Significant Accounting Policies” to our unaudited condensed consolidated financial statements included in this Amendment.

Along with restating our financial statements for the correction discussed above, we are making adjustments for certain immaterial items with respect to the three months ended March 31, 2017 and 2016. The Company determined the effect of these corrections was not material to the previously issued financial statements for the years ended December 31, 2016 and 2015, the interim quarterly periods therein or the interim quarterly periods in the year ended December 31, 2017. In conjunction with the restatement described above, we have determined it would be appropriate within this Amendment to record these adjustments for the respective periods. Please refer to the section under the caption “Restatement of Previously Issued Financial Statements” in Note 1 “Summary of Significant Accounting Policies” to our unaudited condensed consolidated financial statements in this Amendment for more information regarding the effect of these adjustments.

Restatement of Conclusion Regarding Disclosure Controls and Procedures

At the time of the Original Filing, our chief executive officer (“CEO”) (principal executive officer) and chief financial officer (“CFO”) (principal financial officer) concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2017. Subsequent to that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2017 because of the material weaknesses in internal control over financial reporting described in Item 4 of Part I “Controls and Procedures” of this Amendment. As a result, we have restated Item 4 of Part I “Controls and Procedures” to reflect the revised conclusion and to include disclosure of the material weaknesses.

Camping World Holdings, Inc.

Quarterly Report on Form 10-Q/A

For the Quarterly Period Ended March 31, 2017

BASIS OF PRESENTATION

As used in this Quarterly Report on Form 10-Q/A, unless the context otherwise requires, references to:

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
•

“Continuing Equity Owners” refers collectively to ML Acquisition, funds controlled by Crestview Partners II GP, L.P. and the Former Profit Unit Holders and each of their permitted transferees that continue to own common units in CWGS, LLC after the IPO and the Reorganization Transactions (each as defined in Note 1 – Summary of Significant Accounting Policies to our consolidated financial statements included in Part I, Item 1 of this Form 10-Q/A) and who may redeem at each of their options their common units for, at our election (determined solely by our independent directors within the meaning of the rules of the New York Stock Exchange who are disinterested), cash or newly issued shares of our Class A common stock.

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
•

“Original Equity Owners” refers to the direct and certain indirect owners of interests in CWGS, LLC, collectively, prior to the Reorganization Transactions and Recapitalization (as defined in Note 1 – Summary of Significant Accounting Policies and Note 13 – Stockholders’ Equity to our consolidated financial statements included in Part I, Item 1 of this Form 10-Q/A, respectively) which includes ML Acquisition, funds controlled by Crestview Partners II GP, L.P. and the Former Profit Unit Holders.

•

“Tax Receivable Agreement” refers to the tax receivable agreement that the Company entered into with CWGS, LLC, each of the Continuing Equity Owners and Crestview Partners II GP, L.P. in connection with the Company’s IPO.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q/A contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts contained in this Form 10-Q/A may be forward-looking statements. Statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, including, among others, statements regarding expected new retail location openings, including greenfield locations and acquired locations; profitability of new retail locations; future capital expenditures and debt service obligations; refinancing, retirement or exchange of outstanding debt; expectations regarding consumer behavior and growth; our comparative advantages and our plans and ability to expand our consumer base; our ability to respond to changing business and economic conditions; volatility in sales; our ability to drive growth; expectations related to the bankruptcy auction for certain assets of Gander Mountain and its Overton’s boating business and related transactions; expectations regarding increase of certain expenses; and the Company’s plan with regards to the disposition of its investments in CWGS, LLC and its expectations related to realization of a portion of certain outside basis deferred tax asset are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘expects,’’ ‘‘plans,’’ ‘‘anticipates,’’ ‘‘could,’’ ‘‘intends,’’ ‘‘targets,’’ ‘‘projects,’’ ‘‘contemplates,’’ ‘‘believes,’’ ‘‘estimates,’’ ‘‘predicts,’’ ‘‘potential’’ or ‘‘continue’’ or the negative of these terms or other similar expressions.

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

We qualify all of our forward-looking statements by these cautionary statements. The forward-looking statements in this Form 10-Q/A are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise. For a further discussion of the risks relating to our business, see “Item 1A—Risk Factors” in Part I of our Annual Report.

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(In Thousands Except Per Share Amounts)

	March 31,	December 31,
	2017	2016
	(Restated)	(Restated)
Assets
Current assets:
Cash and cash equivalents	$174,734	$114,196
Contracts in transit	69,009	29,012
Accounts receivable, net	62,774	58,488
Inventories, net	992,445	902,711
Prepaid expenses and other assets	19,640	21,755
Total current assets	1,318,602	1,126,162
Property and equipment, net	141,936	130,760
Deferred tax assets, net	23,596	24,433
Intangibles assets, net	3,043	3,386
Goodwill	198,937	153,105
Other assets	18,349	17,931
Total assets	$1,704,463	$1,455,777
Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$108,700	$68,655
Accrued liabilities	94,055	78,044
Deferred revenues and gains	67,474	71,128
Current portion of capital lease obligations	1,117	1,224
Current portion of Tax Receivable Agreement liability	208	991
Current portion of long-term debt	7,400	6,450
Notes payable – floor plan, net	695,533	625,185
Other current liabilities	20,669	16,745
Total current liabilities	995,156	868,422
Capital lease obligations, net of current portion	591	841
Right to use liability	10,307	10,343
Tax receivable agreement liability, net of current portion	19,125	18,190
Long-term debt, net of current portion	711,797	620,303
Deferred revenues and gains	58,758	57,659
Other long-term liabilities	27,272	24,156
Total liabilities	1,823,006	1,599,914
Commitments and contingencies
Stockholders' deficit:
Preferred stock, par value $0.01 per share – 20,000,000 shares authorized; none issued and outstanding as of March 31, 2017 and December 31, 2016	—	—
Class A common stock, par value $0.01 per share – 250,000,000 shares authorized; 18,946,040 issued and 18,946,000 outstanding as of March 31, 2017 and 18,935,916 issued and outstanding as of December 31, 2016	189	189
Class B common stock, par value $0.0001 per share – 75,000,000 shares authorized; 69,066,445 issued and 62,002,729 outstanding as of March 31, 2017 and December 31, 2016	6	6
Class C common stock, par value $0.0001 per share – one share authorized, issued and outstanding as of March 31, 2017 and December 31, 2016	—	—
Additional paid-in capital	(29,780)	(30,006)
Retained earnings	4,690	71
Total stockholders' deficit attributable to Camping World Holdings, Inc.	(24,895)	(29,740)
Non-controlling interests	(93,648)	(114,397)
Total stockholders' deficit	(118,543)	(144,137)
Total liabilities and stockholders' deficit	$1,704,463	$1,455,777

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(In Thousands Except Per Share Amounts)

	Three Months Ended
	March 31,
	2017	2016
	(Restated)	(Restated)
Revenue:
Consumer services and plans	$50,246	$44,998
Retail
New vehicles	503,304	408,608
Used vehicles	145,819	178,167
Parts, services and other	116,223	113,484
Finance and insurance, net	66,043	50,774
Subtotal	831,389	751,033
Total revenue	881,635	796,031
Costs applicable to revenue (exclusive of depreciation and amortization shown separately below):
Consumer services and plans	21,147	19,881
Retail
New vehicles	435,062	349,311
Used vehicles	111,902	145,512
Parts, services and other	61,595	59,635
Subtotal	608,559	554,458
Total costs applicable to revenue	629,706	574,339
Operating expenses:
Selling, general, and administrative	175,490	160,388
Depreciation and amortization	6,853	5,891
Gain on sale of assets	(318)	(24)
Total operating expenses	182,025	166,255
Income from operations	69,904	55,437
Other income (expense):
Floor plan interest expense	(5,302)	(5,142)
Other interest expense, net	(9,404)	(12,748)
Loss on debt restructure	—	—
Tax Receivable Agreement liability adjustment	17	—
	(14,689)	(17,890)
Income before income taxes	55,215	37,547
Income tax expense	(5,592)	(371)
Net income	$49,623	37,176
Less: net income attributable to non-controlling interests	(42,101)	—
Net income attributable to Camping World Holdings, Inc.	$7,522	$37,176

Earnings per share of Class A common stock (1):
Basic	$0.40
Diluted	$0.38
Weighted average shares of Class A common stock outstanding (1):
Basic	18,946
Diluted	83,772

Dividends declared per share	$0.15

(1)	Basic and diluted earnings per Class A common stock is applicable only for periods after the Company’s IPO. See Note 16 — Earnings Per Share.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statement of Stockholders' Deficit

(In Thousands)

							Additional		Non-
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Paid-In	Retained	Controlling
	Shares	Amounts	Shares	Amounts	Shares	Amounts	Capital	Earnings	Interest	Total
Balance at January 1, 2017 (Restated)	18,936	189	62,003	6	—	—	(30,006)	71	(114,397)	(144,137)
Equity-based compensation	—	—	—	—	—	—	719	—	—	719
Vesting of restricted stock units	—	—	—	—	—	—	—	—	—	—
Repurchases of Class A common stock	—	—	—	—	—	—	—	—	—	—
Redemption of LLC common units for Class A common stock	10	—	—	—	—	—	150	—	16	166
Distributions to holders of LLC common units	—	—	—	—	—	—	—	—	(21,907)	(21,907)
Dividends	—	—	—	—	—	—	—	(2,903)	—	(2,903)
Establishment of liabilities under the Tax Receivable Agreement and related changes to deferred tax assets associated with that liability	—	—	—	—	—	—	(104)	—	—	(104)
Non-controlling interest adjustment	—	—	—	—	—	—	(539)	—	539	—
Net income	—	—	—	—	—	—	—	7,522	42,101	49,623
Balance at March 31, 2017 (Restated)	18,946	$189	62,003	$6	—	$—	$(29,780)	$4,690	$(93,648)	$(118,543)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(In Thousands)

	Three Months Ended March 31,
	2017	2016
	(Restated)	(Restated)
Operating activities
Net income	$49,623	$37,176

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	6,853	5,891
Equity-based compensation	719	—
Gain on sale of assets	(318)	(24)
Provision for losses on accounts receivable	(20)	269
Accretion of original issue discount	257	302
Non-cash interest	1,169	1,249
Deferred income taxes	1,068	121
Gain on remeasurement of Tax Receivable Agreement	(17)	—
Change in assets and liabilities, net of acquisitions:
Receivables and contracts in transit	(44,263)	(41,435)
Inventories	(61,336)	(113,879)
Prepaid expenses and other assets	1,350	(4,291)
Checks in excess of bank balance	—	4,464
Accounts payable and other accrued expenses	31,709	25,250
Accrued rent for cease-use locations	121	(73)
Deferred revenue and gains	(2,555)	(2,304)
Other, net	2,622	(1,039)
Net cash used in operating activities	(13,018)	(88,323)

Investing activities
Purchases of property and equipment	(10,029)	(7,023)
Purchase of real property	(6,024)	(9,482)
Proceeds from the sale of real property	—	1,244
Purchases of businesses, net of cash acquired	(75,448)	(60,251)
Proceeds from sale of property and equipment	379	2,708
Net cash used in investing activities	$(91,122)	$(72,804)

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(In Thousands)

	Three Months Ended March 31,
	2017	2016
	(Restated)	(Restated)
Financing activities
Proceeds from long-term debt	$94,762	$—
Payments on long-term debt	(1,850)	(10,020)
Net borrowings on notes payable – floor plan, net	98,140	128,118
Payments of principal on capital lease obligations	(357)	(416)
Payments of principal on right to use liability	(36)	(56)
Payment of debt issuance costs	(1,171)	—
Dividends on Class A common stock	(2,903)	—
Members' distributions	(21,907)	(28,568)
Net cash provided by financing activities	164,678	89,058

Increase (decrease) in cash	60,538	(72,069)
Cash at beginning of the period	114,196	92,025
Cash at end of the period	$174,734	$19,956

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

Restatement of Previously Issued Financial Statements

Following the purchase of newly-issued common units from CWGS, LLC in connection with the IPO, the Company’s deferred tax balances have reflected the differences in the book and tax basis of its investment in CWGS, LLC (i.e., outside basis) (the “Outside Basis Deferred Tax Asset”). In connection with preparing its financial statements for the year ended December 31, 2017, the Company determined that a portion of the Outside Basis Deferred Tax Asset related to its acquisition of the direct interest in CWGS, LLC through newly issued LLC units is not expected to be realized unless the Company were to dispose of its investment in CWGS, LLC, which the Company has no current plan to do. Accordingly, the Company has determined that it should have established a valuation allowance of $102.7 million against this portion of its Outside Basis Deferred Tax Asset that was recorded through equity as of December 31, 2016. Following the establishment of the valuation allowance as of December 31, 2016, the Company recognizes subsequent changes to the valuation allowance through the provision for income taxes or equity, in accordance with generally accepted accounting principles, and at March 31, 2017 the valuation allowance was $102.6 million.

Because the Company’s consolidated financial statements as of and for the year ended December 31, 2016 included the Outside Basis Deferred Tax Asset, the Company has restated its consolidated financial statements as of and for the year ended December 31, 2016 to reflect a valuation allowance against the portion of the deferred tax asset related to the outside basis difference of $102.7 million. Accordingly, the Company has restated its condensed consolidated financial statements and related notes (including Notes 11 and 17) as of and for the three months ended March 31, 2017 to reflect the effect of this 2016 adjustment on the subsequent periods (the “Restatement”). There was no impact on net income or cash flows for the related periods affected by the Restatement.

The Company also corrected for errors that were immaterial to previously-reported consolidated financial statements. These errors were also identified in connection with the preparation of the financial statements for the year ended December 31, 2017, and related to i) the lack of deferral of a portion of Good Sam roadside assistance policies sold through the finance and insurance process with the sale of new and used vehicles, ii) the application of a portion of certain vendor rebates against the related inventory balances, iii) the elimination of intercompany allocation of certain revenue from new and used vehicles to consumer services and plans, and iv) the allocation of the intercompany markup between costs applicable to new and used vehicles. To quantify these errors, management performed an analysis of deferred roadside assistance policies and vendor rebates applicable to ending inventory for the years ended December 31, 2016, 2015, 2014, and 2013 and the interim periods in 2017 and 2016. The Company evaluated the materiality of these errors both qualitatively and quantitatively in accordance with Staff Accounting Bulletin (“SAB”) No. 99, Materiality, and SAB No. 108 and, determined the effect of these corrections was not material to the previously issued financial statements as of and for the years ended December 31, 2016 and 2015. As a result of also correcting these errors, new vehicles revenue, used vehicles revenue, finance and insurance, net revenue, costs applicable to revenue – new vehicles, costs applicable to revenue – used vehicles, all within the retail segment, and net income attributable to non-controlling interests and earnings per share, basic and diluted have been revised (the “Immaterial Adjustments”). There was no effect on any per share amounts prior to the quarter ended December 31, 2016 as such periods were before the Company’s IPO, see Note 16 — Earnings Per Share.

The following table presents the effect of the Restatement and the Immaterial Adjustments on the Company’s condensed consolidated balance sheets for the periods indicated.

	As of March 31, 2017			As of December 31, 2016
($ in thousands)	As Reported	Adjustment	As Corrected	As Reported	Adjustment	As Corrected
Inventories	$998,595	$(6,150)	$992,445	$909,254	$(6,543)	$902,711
Total current assets	1,324,752	(6,150)	1,318,602	1,132,705	(6,543)	1,126,162
Deferred tax asset	124,902	(101,306)	23,596	125,878	(101,445)	24,433
Total assets	1,811,919	(107,456)	1,704,463	1,563,765	(107,988)	1,455,777
Deferred revenues and gains, current portion	64,902	2,572	67,474	68,643	2,485	71,128
Total current liabilities	992,584	2,572	995,156	865,937	2,485	868,422
Deferred revenues and gains, long-term portion	53,150	5,608	58,758	52,210	5,449	57,659

	As of March 31, 2017			As of December 31, 2016
($ in thousands)	As Reported	Adjustment	As Corrected	As Reported	Adjustment	As Corrected
Total liabilities	1,814,826	8,180	1,823,006	1,591,980	7,934	1,599,914
Additional paid-in capital	74,362	(104,142)	(29,780)	74,239	(104,245)	(30,006)
Retained earnings	5,094	(404)	4,690	544	(473)	71
Total stockholders' equity (deficit) attributable to Camping World Holdings, Inc.	79,651	(104,546)	(24,895)	74,978	(104,718)	(29,740)
Non-controlling interest	(82,558)	(11,090)	(93,648)	(103,193)	(11,204)	(114,397)
Stockholders' deficit	(2,907)	(115,636)	(118,543)	(28,215)	(115,922)	(144,137)
Total liabilities and stockholders' deficit	1,811,919	(107,456)	1,704,463	1,563,765	(107,988)	1,455,777

The following table presents the effect of the Immaterial Adjustments on the Company’s condensed consolidated statements of operations for the periods indicated.

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
($ in thousands)	As Reported	Adjustment	As Corrected	As Reported	Adjustment	As Corrected
Revenue:
New vehicles	$504,586	$(1,282)	$503,304	$409,476	$(868)	$408,608
Used vehicles	146,471	(652)	145,819	178,763	(596)	178,167
Finance and insurance, net	66,289	(246)	66,043	51,027	(253)	50,774
Retail segment revenues	833,569	(2,180)	831,389	752,750	(1,717)	751,033
Total revenue	883,815	(2,180)	881,635	797,748	(1,717)	796,031
Costs applicable to revenue- new vehicles	438,148	(3,086)	435,062	350,848	(1,537)	349,311
Costs applicable to revenue- used vehicles	111,143	759	111,902	145,088	424	145,512
Retail segment costs applicable to revenue	610,886	(2,327)	608,559	555,571	(1,113)	554,458
Total costs applicable to revenue	632,033	(2,327)	629,706	575,452	(1,113)	574,339
Income from operations	69,757	147	69,904	56,041	(604)	55,437
Income before income taxes	55,068	147	55,215	38,151	(604)	37,547
Income tax expense	(5,627)	35	(5,592)	(371)	—	(371)
Net income	49,441	182	49,623	37,780	(604)	37,176
Net income attributable to non-controlling interests	(41,988)	(113)	(42,101)	—	—	—
Net income attributable to Camping World Holdings, Inc.	7,453	69	7,522	37,780	(604)	37,176
Earnings per share of Class A common stock:
Basic	$0.39	$0.01	$0.40
Diluted	$0.37	$0.01	$0.38

While the error corrections did not have an impact on cash provided by or used in operating, investing, or financing activities, the applicable line items on the above tables within cash provided by operating activities on the consolidated statements of cash flows have been appropriately revised for the periods presented. The impact of these error corrections to relevant segment financial information is presented in Note 17 to these unaudited condensed consolidated financial statements.

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

Recently Adopted Accounting Pronouncements

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-

11”). The amendments in the accounting standard replace the lower of cost or market test with a lower of cost and net realizable value test. The amendments in this ASU should be applied prospectively and are effective for interim and annual periods beginning after December 15, 2016. The Company adopted the amendments of this ASU as of January 1, 2017 and the adoption did not materially impact its consolidated financial statements or results of operations.

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

2. Inventories, Net and Floor Plan Payable

Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2017	2016
New RV vehicles	$806,282	$721,091
Used RV vehicles	71,965	78,787
Parts, accessories and miscellaneous	114,198	102,833
	$992,445	$902,711

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
Cash paid during the period for:
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

11. Income Taxes (Restated)

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

The Company evaluates its deferred tax assets on a quarterly basis to determine if they can be realized and establishes valuation allowances when it is more likely than not that all or a portion of the deferred tax assets may not be realized. At March 31, 2017 and December 31, 2016, the Company determined that all of its deferred tax assets, except those pertaining to CW and the direct investment in the outside basis of CWGS, LLC, are more likely than not to be realized. The Company maintains a full valuation allowance against the deferred tax assets of CW, since it was determined that it would have insufficient taxable income in the current or carryforward periods under the tax laws to realize the future tax benefits of its deferred tax assets. The Company maintains a valuation allowance against the portion of the deferred tax asset pertaining to the outside basis of CWGS, LLC that is not amortizable for tax purposes, since the Company would likely only realize the non-amortizable portion of the deferred tax asset if the investment in CWGS, LLC was divested.

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

The following table summarizes the effects of changes in ownership in CWGS, LLC on the Company’s equity:

	Three Months Ended
	March 31,
($ in thousands)	2017	2016
Net income attributable to Camping World Holdings, Inc.	$7,522	$37,176
Transfers to non-controlling interests:
Increase in additional paid-in capital as a result of the redemption of common units of CWGS, LLC	150	—
Change from net income attributable to Camping World Holdings, Inc. and transfers to non-controlling interests	$7,672	$37,176

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

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

Three Months
Ended
March 31,
(In thousands except per share amounts)	2017
Numerator:
Net income	$49,623
Less: net income attributable to non-controlling interests	(42,101)
Net income attributable to Camping World Holdings, Inc. — basic	7,522
Add: Reallocation of net income attributable to non-controlling interests from the assumed exchange of common units of CWGS, LLC for Class A common stock	23,963
Net income attributable to Camping World Holdings, Inc. — diluted	$31,485
Denominator:
Weighted-average shares of Class A common stock outstanding — basic	18,946
Dilutive common units of CWGS, LLC that are convertible into Class A common stock	64,826
Weighted-average shares of Class A common stock outstanding — diluted	83,772

Earnings per share of Class A common stock — basic	$0.40
Earnings per share of Class A common stock — diluted	$0.38

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

17. Segments Information (Restated)

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

Reportable segment revenue, segment income, floor plan interest expense, depreciation and amortization, other interest expense, total assets, and capital expenditures are as follows:

	Three Months Ended
	March 31,	March 31,
($ in thousands)	2017	2016
Revenue:
Consumer Services and Plans	$50,246	$44,998
Retail	831,389	751,033
Total consolidated revenue	$881,635	$796,031

	Three Months Ended
	March 31,	March 31,
($ in thousands)	2017	2016
Segment income (1):
Consumer Services and Plans	$26,253	$21,598
Retail	46,143	35,206
Total segment income	72,396	56,804
Corporate & other	(941)	(618)
Depreciation and amortization	(6,853)	(5,891)
Other interest expense, net	(9,404)	(12,748)
Tax Receivable Agreement liability adjustment	17	—
Income from operations before income taxes	$55,215	$37,547

(1)	Segment income is defined as income from operations before depreciation and amortization plus floor plan interest expense.

	Three Months Ended
	March 31,	March 31,
($ in thousands)	2017	2016
Depreciation and amortization:
Consumer Services and Plans	$996	$919
Retail	5,857	4,972
Total depreciation and amortization	$6,853	$5,891

	Three Months Ended
	March 31,	March 31,
($ in thousands)	2017	2016
Other interest expense, net:
Consumer Services and Plans	$2	$4
Retail	1,592	1,392
Total	1,594	1,396
Corporate & other	7,810	11,352
Total interest expense	$9,404	$12,748

	March 31,	December 31,
($ in thousands)	2017	2016
Assets:
Consumer Services and Plans	$129,539	$152,689
Retail	1,452,958	1,228,707
Total	1,582,497	1,381,396
Corporate & other	121,966	74,381
Total assets	$1,704,463	$1,455,777

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

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes included in Part I, Item 1 of this Form 10-Q/A, as well as our Annual Report. This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various important factors, including those set forth under “Risk Factors” included in Part I, Item 1A of our Annual Report, “Cautionary Note Regarding Forward-Looking Statements” and in other parts of this Form 10-Q/A. Except to the extent that differences among reportable segments are material to an understanding of our business taken as a whole, we present the discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations on a consolidated basis.

For purposes of this Form 10-Q/A, we define an "Active Customer" as a customer who has transacted with us in any of the eight most recently completed fiscal quarters prior to the date of measurement. Unless otherwise indicated, the date of measurement is March 31, 2017, our most recently completed fiscal quarter.  Additionally, references herein to the approximately 9 million U.S. households that own a recreational vehicle ("RV") are based on The RV Consumer in 2011, an industry report published by the University of Michigan in 2011 (the "RV Survey"), which we believe to be the most recent such survey.

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

Segments

We identify our reporting segments based on the organizational units used by management to monitor performance and make operating decisions. We have identified two reporting segments: (a) Consumer Services and Plans and (b) Retail. We provide our consumer services and plans offerings through our Good Sam brand and we provide our retail offerings through our Camping World brand. Within the Consumer Services and Plans segment, we primarily derive revenue from the sale of the following offerings: emergency roadside assistance; property and casualty insurance programs; travel assist programs; extended vehicle service contracts; co‑branded credit cards; vehicle financing and refinancing; club memberships; and publications and directories. Within the Retail segment, we primarily derive revenue from the sale of the following products: new vehicles; used vehicles; parts and service, including RV accessories and supplies; and finance and insurance. See Note 17 — Segment Information to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q/A.

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

As of March 31, 2017 and 2016, we had, respectively, a base of 115 and 107 same stores, of which 17 of those same stores did not include dealerships. For the three months ended March 31, 2017 and 2016, our aggregate same store sales were $769.6 million and $702.2 million, respectively. As of March 31, 2017 and 2016, we had, respectively, a total of 126 and 120 retail locations.

Other Key Performance Indicators

Gross Profit and Gross Margins.  Gross profit is our total revenue less our total costs applicable to revenue. Our total costs applicable to revenue primarily consists of the cost of goods and cost of sales. Gross margin is gross profit as a percentage of revenue.

Our gross profit is variable in nature and generally follows changes in our revenue. While gross margins for our Retail segment are lower than our gross margins for our Consumer Services and Plans segment, our Retail segment generates significant gross profit and is a primary means of acquiring new customers, to which we then cross‑sell our higher margin products and services with recurring revenue. We believe the overall growth of our Retail segment will allow us to continue to drive growth in gross profits due to our ability to cross‑sell our consumer services and plans to our increasing Active Customer base. For the three months ended March 31, 2017 and 2016, gross profit was $29.1 million and $25.1 million, respectively, and gross margin was 57.9% and 55.8%, respectively, for our Consumer Services and Plans segment, and gross profit was $222.8 million and $196.6 million, respectively, and gross margin was 26.8% and 26.2%, respectively, for our Retail segment.

SG&A as a percentage of Gross Profit.  Selling, general and administrative (“SG&A”) expenses as a percentage of gross profit allows us to monitor our expense control over a period of time. SG&A consists primarily of wage‑related expenses, selling expenses related to commissions and advertising, lease expenses and corporate overhead expenses. We calculate SG&A expenses as a percentage of gross profit by dividing SG&A expenses for the period by total gross profit. For the three months ended March 31, 2017 and 2016, SG&A as a percentage of gross profit was 69.7% and 72.3%, respectively. We expect SG&A expenses to increase as we open new retail locations through organic growth and acquisitions, which we also expect will drive increases in revenue and gross profit. Additionally, we expect that our SG&A expenses will increase in future periods in part due to additional legal, accounting, insurance and other expenses that we expect to incur as a result of being a public company, including compliance with the Sarbanes‑Oxley Act and the related rules and regulations.

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

The following table reconciles EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin to the most directly comparable GAAP financial performance measures, which are net income, net income, and net income margin, respectively:

	Three Months Ended
	March 31,	March 31,
($ in thousands)	2017	2016
EBITDA:
Net income	$49,623	$37,176
Other interest expense, net	9,404	12,748
Depreciation and amortization	6,853	5,891
Income tax expense	5,592	371
Subtotal EBITDA	71,472	56,186
Gain on sale of assets (a)	(318)	(24)
Monitoring fee (b)	—	625
Equity-based compensation (c)	719	—
Gain on remeasurement of Tax Receivable Agreement (d)	(17)	—
Adjusted EBITDA	$71,856	$56,787

	Three Months Ended
	March 31,	March 31,
(as percentage of total revenue)	2017	2016
EBITDA margin:
Net income margin	5.6%	4.7%
Other interest expense, net	1.1%	1.6%
Depreciation and amortization	0.8%	0.7%
Income tax expense	0.6%	0.0%
Subtotal EBITDA margin	8.1%	7.1%
Gain on sale of assets (a)	(0.0%)	(0.0%)
Monitoring fee (b)	—	0.1%
Equity-based compensation (c)	0.1%	—
Gain on remeasurement of Tax Receivable Agreement (d)	(0.0%)	—
Adjusted EBITDA margin	8.2%	7.1%

(a)	Represents an adjustment to eliminate the gains and losses on sales of various assets.
(b)	Represents monitoring fees paid pursuant to a monitoring agreement to Crestview and Stephen Adams. The monitoring agreement was terminated on October 6, 2016 in connection with our IPO.
(c)	Represents non-cash equity-based compensation expense relating to employees and directors of the Company.
(d)	Represents an adjustment to eliminate the gains on remeasurement of the Tax Receivable Agreement primarily due to changes in our effective income tax rate.

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

The following table reconciles Adjusted Pro Forma Net Income and Adjusted Pro Forma Earnings Per Fully Exchanged and Diluted Share to the most directly comparable GAAP financial performance measure, which is net income attributable to Camping World Holdings, Inc. and weighted-average shares of Class A common stock outstanding — diluted:

	Three Months Ended
	March 31,	March 31,
(In thousands except per share amounts)	2017	2016
Numerator:
Net income attributable to Camping World Holdings, Inc.	$7,522	$37,176
Adjustments:
Reallocation of net income attributable to non-controlling interests from the assumed exchange of common units of CWGS, LLC (a)	42,101	—
Gain on sale of assets (b)	(318)	(24)
Monitoring fee (c)	—	625
Equity-based compensation expense (d)	719	—
Gain on remeasurement of Tax Receivable Agreement (e)	(17)	—
Income tax expense (f)	(18,292)	(16,545)
Adjusted pro forma net income	$31,715	$21,232
Denominator:
Weighted-average Class A common shares outstanding - diluted	83,772	—
Adjustments:
Assumed exchange of pre-IPO common unit equivalent of membership interests in CWGS, LLC (g)	—	72,651
Assumed issuance of Class A common stock in connection with IPO (h)	—	11,872
Dilutive options to purchase Class A common stock	146	—
Dilutive restricted stock units	58	—
Adjusted pro forma fully exchanged weighted average Class A common shares outstanding - diluted	83,976	84,523
Adjusted pro forma earnings per fully exchanged and diluted share	$0.38	$0.25

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

By providing these Non‑GAAP Financial Measures, together with reconciliations, we believe we are enhancing investors’ understanding of our business and our results of operations, as well as assisting investors in evaluating how well we are executing our strategic initiatives. In addition, our Existing Senior Secured Credit Facilities use EBITDA to measure our compliance with covenants such as consolidated leverage ratio. The Non-GAAP Financial Measures have limitations as analytical tools, and should not be considered in isolation, or as an alternative to or a substitute for, net income or other financial statement data presented in our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q/A as indicators of financial performance. Some of the limitations are:

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

Results of Operations

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

The following table sets forth information comparing the components of net income for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31, 2017		March 31, 2016
		Percent of		Percent of	Favorable/ (Unfavorable)
($ in thousands)	Amount (1)	Revenue	Amount (1)	Revenue	$	%

Revenue:
Consumer Services and Plans	$50,246	5.7%	$44,998	5.7%	$5,248	11.7%
Retail
New vehicles	503,304	57.1%	408,608	51.3%	94,696	23.2%
Used vehicles	145,819	16.5%	178,167	22.4%	(32,348)	-18.2%
Parts, services and other	116,223	13.2%	113,484	14.3%	2,739	2.4%
Finance and insurance, net	66,043	7.5%	50,774	6.4%	15,269	30.1%
Subtotal	831,389	94.3%	751,033	94.3%	80,356	10.7%
Total revenue	881,635	100.0%	796,031	100.0%	85,604	10.8%

Gross profit (exclusive of depreciation and amortization shown separately below):
Consumer Services and Plans	29,099	3.3%	25,117	3.2%	3,982	15.9%
Retail
New vehicles	68,242	7.7%	59,297	7.4%	8,945	15.1%
Used vehicles	33,917	3.8%	32,655	4.1%	1,262	3.9%
Parts, services and other	54,628	6.2%	53,849	6.8%	779	1.4%
Finance and insurance, net	66,043	7.5%	50,774	6.4%	15,269	30.1%
Subtotal	222,830	25.3%	196,575	24.7%	26,255	13.4%
Total gross profit	251,929	28.6%	221,692	27.8%	30,237	13.6%

Operating expenses:
Selling, general and administrative expenses	175,490	19.9%	160,388	20.1%	(15,102)	-9.4%
Depreciation and amortization	6,853	0.8%	5,891	0.7%	(962)	-16.3%
Gain on asset sales	(318)	0.0%	(24)	0.0%	294	1225.0%
Income from operations	69,904	7.9%	55,437	7.0%	14,467	26.1%
Other income (expense):
Floor plan interest expense	(5,302)	-0.6%	(5,142)	-0.6%	(160)	-3.1%
Other interest expense, net	(9,404)	-1.1%	(12,748)	-1.6%	3,344	26.2%
Tax Receivable Agreement liability adjustment	17	0.0%	—	0.0%	17	100.0%
	(14,689)	-1.7%	(17,890)	-2.2%	3,201	17.9%
Income before income taxes	55,215	6.3%	37,547	4.7%	17,668	47.1%
Income tax expense	(5,592)	-0.6%	(371)	0.0%	(5,221)	-1407.3%
Net income	49,623	5.6%	37,176	4.7%	12,447	33.5%
Less: net income attributable to non-controlling interests	(42,101)	-4.8%	—	0.0%	(42,101)	-100.0%
Net income attributable to Camping World Holdings, Inc.	$7,522	0.9%	$37,176	4.7%	$(29,654)	-79.8%

(1)	As described in Note 1 to the unaudited condensed consolidated financial statements and related notes in this Quarterly Report, certain of this data has be restated.

Total revenue was $881.6 million for the three months ended March 31, 2017, an increase of $85.6 million, or 10.8%, as compared to $796.0 million for the three months ended March 31, 2016. The increase was primarily driven by the 30.9% increase in new vehicle unit sales in our Retail segment, partially offset by an 18.8% decrease in used vehicle unit sales primarily due to reduced inventory availability, resulting from fewer trades on new vehicle unit sales, and the distribution of the AutoMatch business in the three months ended June 30, 2016, as described below.

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

Retail:

New Vehicles

	Three Months Ended
	March 31, 2017		March 31, 2016		Favorable/
		Percent of		Percent of	(Unfavorable)
($ in thousands, except per vehicle data)	Amount	Revenue	Amount	Revenue	$	%

Revenue	$503,304	100.0%	$408,608	100.0%	$94,696	23.2%

Gross profit	68,242	13.6%	59,297	14.5%	8,945	15.1%

New vehicle unit sales	13,763		10,511		3,252	30.9%

New vehicle revenue was $503.3 million for the three months ended March 31, 2017, an increase of $94.7 million, or 23.2%, as compared to $408.6 million for the three months ended March 31, 2016. The increase was primarily due to a 30.9% increase in vehicle unit sales primarily attributable to a same store sales increase of 18.1% driven by increases in travel trailers, fifth wheels and Class C motorhome units. The balance of the increase was from new greenfield and acquired locations.

New vehicle gross profit was $68.2 million for the three months ended March 31, 2017, an increase of $8.9 million, or 15.1%, as compared to $59.3 million for the three months ended March 31, 2016. The increase was primarily due to the 30.9% increase in vehicle unit sales partially offset by a 12.1% decrease in average gross profit per unit from a product mix shift toward lower priced towable units. Gross margin decreased to 13.6% from 14.5% in the three months ended March 31, 2016.

Used Vehicles

	Three Months Ended
	March 31, 2017		March 31, 2016		Favorable/
		Percent of		Percent of	(Unfavorable)
($ in thousands, except per vehicle data)	Amount	Revenue	Amount	Revenue	$	%

Revenue	$145,819	100.0%	$178,167	100.0%	$(32,348)	-18.2%

Gross profit	33,917	23.3%	32,655	18.3%	1,262	3.9%

Used vehicle unit sales	6,516		8,022		(1,506)	-18.8%

Used vehicle revenue was $145.8 million for the three months ended March 31, 2017, a decrease of $32.3 million, or 18.2%, as compared to $178.2 million for the three months ended March 31, 2016. The decrease was primarily due to reduced inventory availability, resulting from fewer trades on new vehicle unit sales, and the elimination of the automobile unit business as a result of the distribution of the AutoMatch business during the three months ended June 30, 2016, driving an 18.8% decrease in used vehicle unit sales. Same store sales decreased by 10.6% with the remaining decrease driven by the disposition of the AutoMatch business.

Used vehicle gross profit was $33.9 million for the three months ended March 31, 2017, an increase of $1.3 million, or 3.9%, as compared to $32.7 million for the three months ended March 31, 2016. The increase was primarily attributable to increases for nearly all product types and elimination of lower margin auto sales upon the disposition of the AutoMatch business during the three months ended June 30, 2016, resulting in a 27.9% increase in gross profit per unit and a gross margin increase of 493 basis points, partially offset by an 18.8% decrease in vehicle unit sales.

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

Finance and Insurance, net

	Three Months Ended
	March 31, 2017		March 31, 2016		Favorable/
		Percent of		Percent of	(Unfavorable)
($ in thousands, except per vehicle data)	Amount	Revenue	Amount	Revenue	$	%

Revenue	$66,043	100.0%	$50,774	100.0%	$15,269	30.1%

Gross profit	66,043	100.0%	50,774	100.0%	15,269	30.1%

Finance and insurance, net revenue and gross profit were each $66.0 million for the three months ended March 31, 2017, an increase of $15.3 million, or 30.1%, as compared to $50.8 million for the three months ended March 31, 2016. The increase was primarily due to incremental vehicle finance contracts assigned due to higher vehicle unit sales and higher finance and insurance sales penetration rates of travel trailer buyers resulting from a 26.2% increase in same store sales and the remainder from new greenfield and acquired locations. Finance and insurance, net revenue as a percentage of total new and used vehicle revenue increased to 10.2% for the three months ended March 31, 2017 from 8.7% for the comparable period in 2016.

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

Segment results

The following table sets forth a reconciliation of total segment income to consolidated income from operations before income taxes for each of our segments for the period presented:

	Three Months Ended
	March 31, 2017		March 31, 2016		Favorable/
		Percent of		Percent of	(Unfavorable)
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%
Revenue:
Consumer Services and Plans	$50,246	5.7%	$44,998	5.7%	$5,248	11.7%
Retail	831,389	94.3%	751,033	94.3%	80,356	10.7%
Total consolidated revenue	881,635	100.0%	796,031	100.0%	85,604	10.8%
Segment income:(1)
Consumer Services and Plans	26,253	3.0%	21,598	2.7%	4,655	21.6%
Retail	46,143	5.2%	35,206	4.4%	10,937	31.1%
Total segment income	72,396	8.2%	56,804	7.1%	15,592	27.4%
Corporate & other	(941)	-0.1%	(618)	-0.1%	(323)	-52.3%
Depreciation and amortization	(6,853)	-0.8%	(5,891)	-0.7%	(962)	-16.3%
Other interest expense, net	(9,404)	-1.1%	(12,748)	-1.6%	3,344	26.2%
Tax Receivable Agreement liability adjustment	17	0.0%	—	0.0%	17	100.0%
Income from operations before income taxes	$55,215	6.3%	$37,547	4.7%	$17,668	47.1%

(1)	Segment income represents income for each of our reportable segments and is defined as income from operations before depreciation and amortization, plus floor plan interest expense.

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

Retail segment revenue

Retail segment revenue was $831.4 million for the three months ended March 31, 2017, an increase of $80.4 million, or 10.7%, as compared to $751.0 million for the three months ended March 31, 2016. The increase was primarily due to the 30.9% increase in new vehicle unit volume which resulted from a 9.6% increase in same store sales, as described below, and the additions of the new greenfield and acquired locations.

Same store sales

Same store sales were $769.6 million for the three months ended March 31, 2017, an increase of $67.4 million, or 9.6%, as compared to $702.2 million for the three months ended March 31, 2016. The increase was primarily due to the increased volume of new towable units sold, and, to a lesser extent, revenue increases from finance and insurance, net, partially offset by a decrease in same store sales from used vehicle units sold.

Total segment income

Total segment income was $72.4 million for the three months ended March 31, 2017, an increase of $15.6 million, or 27.4%, as compared to $56.8 million for the three months ended March 31, 2016. The increase was primarily due to gross profit increases from finance and insurance, new vehicles and used vehicles, partially offset by increases in variable selling, general and administrative expenses. Total segment income margin increased 108 basis points to 8.2%.

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

Retail segment income

Retail segment income was $46.1 million for the three months ended March 31, 2017, an increase of $10.9 million, or 31.1%, as compared to $35.2 million for the three months ended March 31, 2016. The increase was primarily due to increased segment gross profit of $26.3 million primarily due to higher revenue and sales penetration of finance and insurance products, an increase of $8.9 million primarily from increased new vehicle unit volume of 3,252 units for the three months ended March 31, 2017 compared to the three months ended March 31, 2016, an increase of $1.3 million from used vehicles, and an increase of $0.8 million from parts, services and other; and $0.3 million from an increase in gain on asset sales; partially offset by increased selling, general and administrative expenses of $15.5 million primarily relating to increased variable wages relating to increased revenue, increased variable selling expense and increased rent relating to new stores; and a $0.2 million increase in floor plan interest expense relating to an increase in the average floor plan balance. Retail segment income margin increased 86 basis points to 5.6%, primarily due to increased penetration of the finance and insurance products to 10.2% of total new and used revenue, from 8.7% for the comparable prior year period, and decreased selling, general and administrative expenses as a percentage of gross profit of 243 basis points.

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

As a public company, additional future liquidity needs have included public company costs, the payment of regular and special cash dividends, the redemption right held by the Continuing Equity Owners that they may exercise from time to time (should we elect to exchange such common units for a cash payment), payments under the Tax Receivable Agreement, and state and federal taxes to the extent not sheltered as a result of the Tax Receivable Agreement. The Continuing Equity Owners may exercise such redemption right for as long as their common units remain outstanding. Although the actual timing and amount of any payments that may be made under the Tax Receivable Agreement will vary, we expect that the payments that we will be required to make to the Continuing Equity Owners and Crestview Partners II GP, L.P. will be significant. Any payments made by us to Continuing Equity Owners and Crestview Partners II GP, L.P. under the Tax Receivable Agreement will generally reduce the amount of overall cash flow that might have otherwise been available to us or to CWGS, LLC and, to the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, the unpaid amounts generally will be deferred and will accrue interest until paid by us; provided, however, that nonpayment for a specified period may constitute a material breach of a material obligation under the Tax Receivable Agreement and therefore may accelerate payments due under the Tax Receivable Agreement. For a discussion of the Tax Receivable Agreement, see Note 11 — Income Taxes to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q/A.

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

As of March 31, 2017 and December 31, 2016, we had working capital of $323.4, million and $257.7 million, respectively, including $174.7 million and $114.2 million, respectively, of cash and cash equivalents. Our working capital reflects the cash provided by deferred revenue and gains reported under current liabilities of $67.5 million and $71.1 million as of March 31, 2017 and December 31, 2016, respectively, which reduces working capital. Deferred revenue primarily consists of cash collected for club memberships in advance of services to be provided, which is deferred and recognized as revenue over the life of the membership. We use net proceeds from this deferred membership revenue to lower our long-term borrowings and finance our working capital needs.

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

Cash Flow

The following table shows summary cash flows information for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
(In thousands)	2017	2016
Net cash provided by operating activities	$(13,018)	$(88,323)
Net cash used in investing activities	(91,122)	(72,804)
Net cash provided by financing activities	164,678	89,058
Net (decrease) increase in cash and cash equivalents	$60,538	$(72,069)

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

Net cash used in operating activities was $13.0 million for the three months ended March 31, 2017, an decrease of $75.3 million from $88.3 million net cash used in operating activities for the three months ended March 31, 2016. The decrease was primarily due to $52.5 million from slower growth in inventories, a $12.4 million increase in net income, a $5.6 million favorable change in prepaid expenses and other assets, and $4.8 million from other favorable changes.

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

Our net cash provided by financing activities was $164.7 million for the three months ended March 31, 2017. The $164.7 million of cash provided by financing activities was primarily due to $94.8 million of proceeds from long-term debt and $98.1 million of borrowings under the Floor Plan Facility, partially offset by $21.9 million of non-controlling interest member distributions, $2.9 million of dividends paid on Class A common stock, $1.9 million of principal payments under the Existing Term Loan Facility, and other financing uses of $1.5 million during the three months ended March 31, 2017.

Our net cash provided by financing activities was $89.1 million for the three months ended March 31, 2016. The $89.1 million of cash provided by financing activities was primarily due to $128.1 of borrowings under the Floor Plan Facility, partially offset by $28.6 million of member distributions, $10.0 million of principal payments under the Existing Term Loan Facility, and other financing uses of $0.4 million during the three months ended March 31, 2016.

Description of Senior Secured Credit Facilities and Floor Plan Facility

As of March 31, 2017 and December 31, 2016, we had outstanding debt in the form of our credit agreement that included a $740.0 million and $645.0 million term loan (the ‘‘Existing Term Loan Facility’’), respectively, and $35.0 million of commitments for revolving loans (the ‘‘Existing Revolving Credit Facility’’ and, together with the Existing Term Loan Facility, the ‘‘Existing Senior Secured Credit Facilities’’) and our floor plan financing facility with $1.165 billion in maximum borrowing availability and a letter of credit commitment of $15.0 million (the ‘‘Floor Plan Facility’’). We may from time to time seek to refinance, retire or exchange our outstanding debt. Such refinancings, repayments or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. In the past, we have used interest rate swap derivatives to diversify our debt portfolio between fixed and variable rate instruments. For additional information regarding our interest rate risk and interest rate hedging instruments, see “Quantitative and Qualitative Disclosures About Market Risk” in Part I, Item 3 of this Form 10-Q/A.

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

Floor Plan Facility

The following table details the outstanding amounts and available borrowings under our Floor Plan Facility as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31,	December 31,
	2017	2016
Floor Plan Facility:
Notes payable — floor plan:
Total commitment	$1,165,000	$1,165,000
Less: borrowings	(695,533)	(625,185)
Less: flooring line aggregate interest reduction account	(81,491)	(68,469)
Additional borrowing capacity	387,976	471,346
Less: accounts payable for sold inventory	(49,484)	(21,692)
Less: purchase commitments	(104,983)	(38,765)
Unencumbered borrowing capacity	$233,509	$410,889

Letters of credits:
Total commitment	$15,000	$15,000
Less: outstanding letters of credit	(8,020)	(8,020)
Additional borrowing capacity	$6,980	$6,980

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

Deferred Revenue and Gains

Deferred revenue and gains consist of our sales for products not yet recognized as revenue at the end of a given period and deferred gains on sale-leaseback and derecognition of right to use asset transactions. Our deferred revenue and deferred gains as of March 31, 2017 were $114.1 million and $12.1 million, respectively. Deferred revenue is expected to be recognized as revenue and deferred gains are expected to be recognized ratably over the lease terms as an offset to rent expense.

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

Recent Accounting Pronouncements

See Note 1 to our unaudited condensed consolidated financial statements in Item 1 of Part I of this Form 10-Q/A.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our management team, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of March 31, 2017, the end of the period covered by the Original Filing. Based on this evaluation, at the time of the Original Filing, our CEO and CFO originally concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2017.

Subsequent to the Original Filing, in connection with the restatement discussed in the Explanatory Note to this Form 10-Q/A (the “Explanatory Note”) and in Note 1 to our unaudited condensed consolidated financial statements (“Note 1”), our management, with the participation of our CEO and CFO, re-assessed the effectiveness of our disclosure controls and procedures. Based on this evaluation, our CEO and CFO concluded that such controls were not effective at the reasonable assurance level as of March 31, 2017 as a result of the material weaknesses discussed below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. As discussed in the Explanatory Note and Note 1, in connection with the preparation of our consolidated financial statements for the year ended December 31, 2017, we identified errors in certain of our prior period consolidated financial statements that have caused us to restate and amend the Company’s previously issued condensed consolidated financial statements and related financial information as of and for the three months ended March 31, 2017. These errors were largely the result of certain material weaknesses in our internal control over financial reporting. Specifically, the following material weaknesses have been identified, i) our tax control related to the realization of deferred tax assets was ineffective, ii) certain accounting policies and procedures related to corporate accounting functions within FreedomRoads, which operates our RV dealerships, were not sufficiently documented and/or executed to be considered effective in providing reasonable assurance that accounting transactions are consistently recorded in accordance with generally accepted accounting principles and communication to those executing transactions and performing corporate review functions at FreedomRoads was not sufficiently performed to ensure internal control responsibilities were properly reinforced, and iii) certain of our transaction level and management review controls over the valuation of trade-in unit inventory were not effective.

Changes in Internal Control over Financial Reporting

Except as discussed above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that occurred during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Camping World Holdings, Inc.

Date: March 13, 2018	By:	/s/ Thomas F. Wolfe
Thomas F. Wolfe
Chief Financial Officer and Secretary

(Authorized Officer and Principal Financial Officer)