Form 10-Q/A
period 2017-06-30
Camping World Holdings, Inc.
filed 2018-03-13
CIK 1669779

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

EXPLANATORY NOTE

Camping World Holdings, Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q (this “Amendment”) to restate and amend the Company’s previously issued condensed consolidated financial statements and related financial information as of and for the three and six months ended June 30, 2017 and 2016 previously included in its Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 (the “Original Filing”), which was previously filed with the Securities and Exchange Commission (the “SEC”) on May 4, 2017 (the “Original Filing Date”). ”). In connection therewith, this Amendment amends and restates in their entirety the following items in the Original Filing: Item 1 of Part I “Financial Statements”; Item 2 of Part I “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; and Item 4 of Part I “Controls and Procedures”. For the convenience of the reader, this Amendment sets forth the Original Filing, as modified where necessary to reflect the foregoing restatement and revisions. In addition, pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended, Item 6 of Part II of the Original Filing has been amended to contain currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, which are attached as Exhibits 31.1, 31.2, 32.1, 32.2 to this Amendment. We have also updated our financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibit 101.

As described in the Company’s Current Report on Form 8-K filed March 13, 2018, on March 10, 2018, the Audit Committee of our Board of Directors (the “Audit Committee”), after discussion with Company management and Ernst & Young LLP, our independent registered public accounting firm, determined that the audited consolidated financial statements as of and for the year ended December 31, 2016 included in our Annual Report on Form 10-K for the year ended December 31, 2016 and the unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2017 included in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017 previously filed with the SEC should no longer be relied upon and should be amended to reflect the adjustments described herein.

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

Following the purchase of newly-issued common units from CWGS, LLC as described above, the Company’s deferred tax balances have reflected the differences in the book and tax basis of its investment in CWGS, LLC (i.e., outside basis). In connection with preparing its financial statements for the year ended December 31, 2017, the Company determined that a portion of the outside basis deferred tax asset related to its acquisition of the direct interest in CWGS, LLC through newly issued LLC units is not expected to be realized unless the Company were to dispose of its investment in CWGS, LLC, which the Company has no current plan to do. Accordingly, the Company has determined that it should have established a valuation allowance of $102.7 million against this portion of its deferred tax asset that was recorded through equity as of December 31, 2016. Following the establishment of the valuation allowance as of December 31, 2016, the Company recognizes subsequent changes to the valuation allowance through the provision for income taxes or equity, in accordance with generally accepted accounting principles, and at June 30, 2017 the valuation allowance against this portion of its deferred tax asset was $138.6 million.

Additional information regarding the impact of the valuation allowance against the portion of the Company’s outside basis deferred tax asset related to its acquisition of a direct interest in CWGS, LLC through newly issued LLC units as of December 31, 2016 and June 30, 2017, is contained under the caption “Restatement of Previously Issued Financial Statements” in Note 1 “Summary of Significant Accounting Policies” to our unaudited condensed consolidated financial statements included in this Amendment.

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

Restatement of Conclusion Regarding Disclosure Controls and Procedures

At the time of the Original Filing, our chief executive officer (“CEO”) (principal executive officer) and chief financial officer (“CFO”) (principal financial officer) concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2017. Subsequent to that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2017 because of the material weaknesses in internal control over financial reporting described in Item 4 of Part I “Controls and Procedures” of this Amendment. As a result, we have restated Item 4 of Part I “Controls and Procedures” to reflect the revised conclusion and to include disclosure of the material weaknesses.

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

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(In Thousands Except Per Share Amounts)

	June 30,	December 31,
	2017	2016
	(Restated)	(Restated)
Assets
Current assets:
Cash and cash equivalents	$252,161	$114,196
Contracts in transit	86,114	29,012
Accounts receivable, net	73,164	58,488
Inventories, net	1,100,383	902,711
Prepaid expenses and other assets	24,189	21,755
Total current assets	1,536,011	1,126,162
Property and equipment, net	151,965	130,760
Deferred tax assets, net	106,452	24,433
Intangibles assets, net	21,785	3,386
Goodwill	289,884	153,105
Other assets	17,871	17,931
Total assets	$2,123,968	$1,455,777
Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$142,236	$68,655
Accrued liabilities	115,374	78,044
Deferred revenues and gains	72,592	71,128
Current portion of capital lease obligations	985	1,224
Current portion of Tax Receivable Agreement liability	6,469	991
Current portion of long-term debt	7,400	6,450
Notes payable – floor plan, net	780,905	625,185
Other current liabilities	24,812	16,745
Total current liabilities	1,150,773	868,422
Capital lease obligations, net of current portion	389	841
Right to use liability	10,270	10,343
Tax Receivable Agreement liability, net of current portion	86,857	18,190
Long-term debt, net of current portion	710,649	620,303
Deferred revenues and gains	62,473	57,659
Other long-term liabilities	31,688	24,156
Total liabilities	2,053,099	1,599,914
Commitments and contingencies
Stockholders' equity (deficit):
Preferred stock, par value $0.01 per share – 20,000,000 shares authorized; none issued and outstanding as of June 30, 2017 and December 31, 2016	—	—
Class A common stock, par value $0.01 per share – 250,000,000 shares authorized; 29,061,464 issued and 29,061,420 outstanding as of June 30, 2017 and 18,935,916 issued and outstanding as of December 31, 2016	291	189
Class B common stock, par value $0.0001 per share – 75,000,000 shares authorized; 69,066,445 issued; and 57,031,184 outstanding as of June 30, 2017 and 62,002,729 outstanding as of December 31, 2016	6	6
Class C common stock, par value $0.0001 per share – one share authorized, issued and outstanding as of June 30, 2017 and December 31, 2016	—	—
Additional paid-in capital	12,015	(30,006)
Retained earnings	19,603	71
Total stockholders' equity (deficit) attributable to Camping World Holdings, Inc.	31,915	(29,740)
Non-controlling interests	38,954	(114,397)
Total stockholders' equity (deficit)	70,869	(144,137)
Total liabilities and stockholders' equity (deficit)	$2,123,968	$1,455,777

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(In Thousands Except Per Share Amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(Restated)	(Restated)	(Restated)	(Restated)
Revenue:
Consumer services and plans	$48,103	$45,428	$98,349	$90,426
Retail
New vehicles	760,806	576,976	1,264,110	985,584
Used vehicles	195,615	215,727	341,434	393,894
Parts, services and other	174,196	157,742	290,419	271,226
Finance and insurance, net	100,306	69,386	166,349	120,160
Subtotal	1,230,923	1,019,831	2,062,312	1,770,864
Total revenue	1,279,026	1,065,259	2,160,661	1,861,290
Costs applicable to revenue (exclusive of depreciation and amortization shown separately below):
Consumer services and plans	20,560	19,237	41,707	39,118
Retail
New vehicles	646,009	491,103	1,081,071	840,414
Used vehicles	144,926	171,692	256,828	317,204
Parts, services and other	94,951	83,041	156,546	142,676
Subtotal	885,886	745,836	1,494,445	1,300,294
Total costs applicable to revenue	906,446	765,073	1,536,152	1,339,412
Operating expenses:
Selling, general, and administrative	228,444	190,323	403,934	350,711
Depreciation and amortization	7,584	6,034	14,437	11,925
Loss (gain) on sale of assets	31	(224)	(287)	(248)
Total operating expenses	236,059	196,133	418,084	362,388
Income from operations	136,521	104,053	206,425	159,490
Other income (expense):
Floor plan interest expense	(6,587)	(5,387)	(11,889)	(10,529)
Other interest expense, net	(10,557)	(12,577)	(19,961)	(25,325)
Tax Receivable Agreement liability adjustment	—	—	17	—
Other income	—	(2)	—	(2)
	(17,144)	(17,966)	(31,833)	(35,856)
Income before income taxes	119,377	86,087	174,592	123,634
Income tax expense	(14,284)	(1,979)	(19,876)	(2,350)
Net income	105,093	84,108	154,716	121,284
Less: net income attributable to non-controlling interests	(85,749)	—	(127,850)	—
Net income attributable to Camping World Holdings, Inc.	$19,344	$84,108	$26,866	$121,284

Earnings per share of Class A common stock (1):
Basic	$0.84		$1.28
Diluted	$0.84		$1.24
Weighted average shares of Class A common stock outstanding (1):
Basic	22,977		20,973
Diluted	22,977		84,673

Dividends declared per share	$0.1532		$0.3064

(1)	Basic and diluted earnings per Class A common stock is applicable only for periods after the Company’s IPO. See Note 16 — Earnings Per Share.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statement of Stockholders' Equity (Deficit)

(In Thousands)

							Additional		Non-
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Paid-In	Retained	Controlling
	Shares	Amounts	Shares	Amounts	Shares	Amounts	Capital	Earnings	Interest	Total
Balance at January 1, 2017 (Restated)	18,936	189	62,003	6	—	—	(30,006)	71	(114,397)	(144,137)
Issuance of Class A common stock sold in a public offering, net of underwriting discounts, commissions and offering costs	4,600	46	—	—	—	—	121,425	—	—	121,471
Non-controlling interest adjustment for purchase of common units from CWGS, LLC with proceeds from a public offering	—	—	—	—	—	—	(87,203)	—	87,203	—
Equity-based compensation	—	—	—	—	—	—	1,588	—	—	1,588
Vesting of restricted stock units	—	—	—	—	—	—	—	—	—	—
Repurchases of Class A common stock	—	—	—	—	—	—	—	—	—	—
Redemption of LLC common units for Class A common stock	5,525	56	(4,972)	—	—	—	53,580	—	6,014	59,650
Distributions to holders of LLC common units	—	—	—	—	—	—	—	—	(69,335)	(69,335)
Dividends	—	—	—	—	—	—	—	(7,334)	—	(7,334)
Establishment of liabilities under the Tax Receivable Agreement and related changes to deferred tax assets associated with that liability	—	—	—	—	—	—	(45,750)	—	—	(45,750)
Non-controlling interest adjustment	—	—	—	—	—	—	(1,619)	—	1,619	—
Net income	—	—	—	—	—	—	—	26,866	127,850	154,716
Balance at June 30, 2017 (Restated)	29,061	$291	57,031	$6	—	$—	$12,015	$19,603	$38,954	$70,869

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(In Thousands)

	Six Months Ended June 30,
	2017	2016
	(Restated)	(Restated)
Operating activities
Net income	$154,716	$121,284

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,437	11,925
Equity-based compensation	1,588	60
Gain on sale of assets	(287)	(248)
Provision for losses on accounts receivable	(45)	506
Accretion of original issue discount	481	606
Non-cash interest	2,188	2,498
Deferred income taxes	6,246	1,472
Tax Receivable Agreement liability adjustment	(17)	—
Change in assets and liabilities, net of acquisitions:
Receivables and contracts in transit	(70,211)	(47,874)
Inventories	(104,734)	(42,799)
Prepaid expenses and other assets	(3,695)	(8,164)
Checks in excess of bank balance	—	(7,478)
Accounts payable and other accrued expenses	77,009	44,956
Payment pursuant to Tax Receivable Agreement	(203)	—
Accrued rent for cease-use locations	72	(148)
Deferred revenue and gains	6,278	4,364
Other, net	6,753	943
Net cash provided by operating activities	90,576	81,903

Investing activities
Purchases of property and equipment	(23,164)	(17,217)
Purchase of real property	(11,113)	(10,350)
Proceeds from the sale of real property	6,000	2,844
Purchases of businesses, net of cash acquired	(252,092)	(60,251)
Proceeds from sale of property and equipment	414	2,852
Net cash used in investing activities	$(279,955)	$(82,122)

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(In Thousands)

	Six Months Ended June 30,
	2017	2016
	(Restated)	(Restated)
Financing activities
Proceeds from long-term debt	$94,762	$—
Payments on long-term debt	(3,700)	(31,885)
Net borrowings on notes payable – floor plan, net	192,347	57,673
Borrowings on revolver	—	12,000
Payments on revolver	—	(12,000)
Payments of principal on capital lease obligations	(691)	(762)
Payments of principal on right to use liability	(73)	(113)
Payment of debt issuance costs	(1,176)	—
Proceeds from issuance of Class A common stock sold in a public offering net of underwriter discounts and commissions	122,544	—
Dividends on Class A common stock	(7,334)	—
Members' distributions	(69,335)	(77,653)
Net cash provided by (used in) financing activities	327,344	(52,740)

Increase (decrease) in cash	137,965	(52,959)
Cash at beginning of the period	114,196	92,025
Cash at end of the period	$252,161	$39,066

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

Restatement of Previously Issued Financial Statements

Following the purchase of newly-issued common units from CWGS, LLC in connection with the IPO, the Company’s deferred tax balances have reflected the differences in the book and tax basis of its investment in CWGS, LLC (i.e., outside basis) (the “Outside Basis Deferred Tax Asset”). In connection with preparing its financial statements for the year ended December 31, 2017, the Company determined that a portion of the Outside Basis Deferred Tax Asset related to its acquisition of the direct interest in CWGS, LLC through newly issued LLC units is not expected to be realized unless the Company were to dispose of its investment in CWGS, LLC, which the Company has no current plan to do. Accordingly, the Company has determined that is should have established a valuation allowance of $102.7 million against this portion of its Outside Basis Deferred Tax Asset that was recorded through equity as of December 31, 2016. Following the establishment of the valuation allowance as of December 31, 2016, the Company recognizes subsequent changes to the valuation allowance through the provision for income taxes or equity, in accordance with generally accepted accounting principles, and at June 30, 2017 the valuation allowance was $138.6 million.

Because the Company’s consolidated financial statements as of and for the year ended December 31, 2016 included the Outside Basis Deferred Tax Asset, the Company has restated its consolidated financial statements as of and for the year ended December 31, 2016 to reflect a valuation allowance against the portion of the deferred tax asset related to the outside basis difference of $102.7 million. Accordingly, the Company has restated its condensed consolidated financial statements and related notes (including Notes 11 and 17) as of and for the three and six months ended June 30, 2017 to reflect the effect of this 2016 adjustment on the subsequent periods (the ”Restatement”). There was no impact on net income or cash flows for the related periods affected by the Restatement.

The Company also corrected for errors that were immaterial to previously-reported consolidated financial statements. These errors were also identified in connection with the preparation of the financial statements for the year ended December 31, 2017, and related to i) the lack of deferral of a portion of Good Sam roadside assistance policies sold through the finance and insurance process with the sale of new and used vehicles, ii) the application of a portion of certain vendor rebates against the related inventory balances, iii) the elimination of intercompany allocation of certain revenue from new and used vehicles to consumer services and plans, and iv) the allocation of the intercompany markup between costs applicable to new and used vehicles. To quantify these errors, management performed an analysis of deferred roadside assistance policies and vendor rebates applicable to ending inventory for the years ended December 31, 2016, 2015, 2014, and 2013 and the interim periods in 2017 and 2016. The Company evaluated the materiality of these errors both qualitatively and quantitatively in accordance with Staff Accounting Bulletin (“SAB”) No. 99, Materiality, and SAB No. 108 and, determined the effect of these corrections was not material to the previously issued financial statements as of and for the years ended December 31, 2016 and 2015. As a result of also correcting these errors, new vehicles revenue, used vehicles revenue, finance and insurance, net revenue, costs applicable to revenue – new vehicles, costs applicable to revenue – used vehicles, all within the retail segment, and net income attributable to non-controlling interests. earnings per share, basic and diluted were revised (the Immaterial Adjustments”). There was no effect on any per share amounts prior to the quarter ended December 31, 2016, as the periods were before the Company’s IPO, see Note 16 — Earnings Per Share. There was no effect on per share amounts for the quarter ended June 30, 2017, or the six months ended June 30, 2017.

The following table presents the effect of the Restatement and the Immaterial Adjustments on the Company’s condensed balance sheets for the periods indicated.

	As of June 30, 2017			As of December 31, 2016
($ in thousands)	As Reported	Adjustment	As Corrected	As Reported	Adjustment	As Corrected
Inventories	$1,106,098	$(5,715)	$1,100,383	$909,254	$(6,543)	$902,711
Total current assets	1,541,726	(5,715)	1,536,011	1,132,705	(6,543)	1,126,162

	As of June 30, 2017			As of December 31, 2016
($ in thousands)	As Reported	Adjustment	As Corrected	As Reported	Adjustment	As Corrected
Deferred tax asset	243,185	(136,733)	106,452	125,878	(101,445)	24,433
Total assets	2,266,416	(142,448)	2,123,968	1,563,765	(107,988)	1,455,777
Deferred revenues and gains, current portion	69,920	2,672	72,592	68,643	2,485	71,128
Total current liabilities	1,148,101	2,672	1,150,773	865,937	2,485	868,422
Deferred revenues and gains, long-term portion	56,301	6,172	62,473	52,210	5,449	57,659
Total liabilities	2,044,255	8,844	2,053,099	1,591,980	7,934	1,599,914
Additional paid-in capital	153,071	(141,056)	12,015	74,239	(104,245)	(30,006)
Retained earnings	20,068	(465)	19,603	544	(473)	71
Total stockholders' equity (deficit) attributable to Camping World Holdings, Inc.	173,436	(141,521)	31,915	74,978	(104,718)	(29,740)
Non-controlling interest	48,725	(9,771)	38,954	(103,193)	(11,204)	(114,397)
Stockholders' equity (deficit)	222,161	(151,292)	70,869	(28,215)	(115,922)	(144,137)
Total liabilities and stockholders' equity (deficit)	2,266,416	(142,448)	2,123,968	1,563,765	(107,988)	1,455,777

The following table presents the effect of the Immaterial Adjustments on the Company’s condensed consolidated statements of operations for the periods indicated.

	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
($ in thousands)	As Reported	Adjustment	As Corrected	As Reported	Adjustment	As Corrected
Revenue:
New vehicles	$762,876	$(2,070)	$760,806	$578,289	$(1,313)	$576,976
Used vehicles	196,522	(907)	195,615	216,525	(798)	215,727
Finance and insurance, net	100,970	(664)	100,306	69,870	(484)	69,386
Retail segment revenues	1,234,564	(3,641)	1,230,923	1,022,427	(2,596)	1,019,831
Total revenue	1,282,667	(3,641)	1,279,026	1,067,855	(2,596)	1,065,259
Costs applicable to revenue- new vehicles	650,850	(4,841)	646,009	495,159	(4,056)	491,103
Costs applicable to revenue- used vehicles	143,497	1,429	144,926	170,934	758	171,692
Retail segment costs applicable to revenue	889,298	(3,412)	885,886	749,134	(3,298)	745,836
Total costs applicable to revenue	909,858	(3,412)	906,446	768,371	(3,298)	765,073
Income from operations	136,750	(229)	136,521	103,351	702	104,053
Income before income taxes	119,606	(229)	119,377	85,385	702	86,087
Income tax expense	(14,284)	—	(14,284)	(1,979)	—	(1,979)
Net income	105,322	(229)	105,093	83,406	702	84,108
Net income attributable to non-controlling interests	(85,917)	168	(85,749)	—	—	—
Net income attributable to Camping World Holdings, Inc.	19,405	(61)	19,344	83,406	702	84,108

	Six Months Ended June 30, 2017			Six Months Ended June 30 2016
($ in thousands)	As Reported	Adjustment	As Corrected	As Reported	Adjustment	As Corrected
Revenue:
New vehicles	$1,267,462	$(3,352)	$1,264,110	$987,765	$(2,181)	$985,584
Used vehicles	342,993	(1,559)	341,434	395,289	(1,395)	393,894
Finance and insurance, net	167,259	(910)	166,349	120,897	(737)	120,160
Retail segment revenues	2,068,133	(5,821)	2,062,312	1,775,177	(4,313)	1,770,864
Total revenue	2,166,482	(5,821)	2,160,661	1,865,603	(4,313)	1,861,290
Costs applicable to revenue- new vehicles	1,088,998	(7,927)	1,081,071	846,007	(5,593)	840,414
Costs applicable to revenue- used vehicles	254,640	2,188	256,828	316,022	1,182	317,204
Retail segment costs applicable to revenue	1,500,184	(5,739)	1,494,445	1,304,705	(4,411)	1,300,294
Total costs applicable to revenue	1,541,891	(5,739)	1,536,152	1,343,823	(4,411)	1,339,412
Income from operations	206,507	(82)	206,425	159,392	98	159,490
Income before income taxes	174,674	(82)	174,592	123,536	98	123,634
Income tax expense	(19,911)	35	(19,876)	(2,350)	—	(2,350)
Net income	154,763	(47)	154,716	121,186	98	121,284
Net income attributable to non-controlling interests	(127,905)	55	(127,850)	—	—	—
Net income attributable to Camping World Holdings, Inc.	26,858	8	26,866	121,186	98	121,284

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

2. Inventories, Net and Floor Plan Payable

Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2017	2016
New RV vehicles	$898,119	$721,091
Used RV vehicles	75,826	78,787
Parts, accessories and miscellaneous	126,438	102,833
	$1,100,383	$902,711

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

For the three months ended June 30, 2017 and 2016, the Company’s effective income tax rate was 12% and 2%, respectively. For the six months ended June 30, 2017 and 2016, the Company’s effective income tax rate was 11% and 2%, respectively. The amount of income tax expense and the effective income tax rate increased in 2017 primarily because CWH was also subject to U.S. federal, state and local taxes on its allocable share of taxable income or loss generated by CWGS, LLC subsequent to the Company’s IPO, and also partially to the increased profitability of FRRV. The Company's effective tax rate is significantly less than the federal statutory rate of 35.0% primarily because no federal income taxes are payable by the Company for the non-controlling interests' share of CWGS, LLC’s taxable income due to CWGS, LLC’s pass-

through structure for federal and most state and local income tax reporting, with the exception of the Subchapter C corporations noted above.

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

The following table summarizes the effects of changes in ownership in CWGS, LLC on the Company’s equity:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2017	2016	2017	2016
Net income attributable to Camping World Holdings, Inc.	$19,344	$84,108	$26,866	$121,284
Transfers to non-controlling interests:
Decrease in additional paid-in capital as a result of the purchase of common units from CWGS, LLC	(87,203)	—	(87,203)	—
Decrease in additional paid-in capital as a result of the vesting of restricted stock units	—	—	—	—
Increase in additional paid-in capital as a result of the redemption of common units of CWGS, LLC	53,430	—	53,580	—
Change from net income attributable to Camping World Holdings, Inc. and transfers to non-controlling interests	$(14,429)	$84,108	$(6,757)	$121,284

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

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
(In thousands except per share amounts)	2017	2017
Numerator:
Net income	$105,093	$154,716
Less: net income attributable to non-controlling interests	(85,749)	(127,850)
Net income attributable to Camping World Holdings, Inc. — basic	19,344	26,866
Add: Reallocation of net income attributable to non-controlling interests from the assumed exchange of common units of CWGS, LLC for Class A common stock	—	78,160
Net income attributable to Camping World Holdings, Inc. — diluted	$19,344	$105,026
Denominator:
Weighted-average shares of Class A common stock outstanding — basic	22,977	20,973
Dilutive common units of CWGS, LLC that are convertible into Class A common stock	—	63,700
Weighted-average shares of Class A common stock outstanding — diluted	22,977	84,673

Earnings per share of Class A common stock — basic	$0.84	$1.28
Earnings per share of Class A common stock — diluted	$0.84	$1.24

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

Reportable segment revenue, segment income, floor plan interest expense, depreciation and amortization, other interest expense, total assets, and capital expenditures are as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
($ in thousands)	2017	2016	2017	2016
Revenue:
Consumer Services and Plans	$48,103	$45,428	$98,349	$90,426
Retail	1,230,923	1,019,831	2,062,312	1,770,864
Total consolidated revenue	$1,279,026	$1,065,259	$2,160,661	$1,861,290

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
($ in thousands)	2017	2016	2017	2016
Segment income (1):
Consumer Services and Plans	$23,959	$22,503	$50,212	$44,101
Retail	117,042	82,908	163,185	118,114
Total segment income	141,001	105,411	213,397	162,215
Corporate & other	(3,483)	(711)	(4,424)	(1,329)
Depreciation and amortization	(7,584)	(6,034)	(14,437)	(11,925)
Other interest expense, net	(10,557)	(12,577)	(19,961)	(25,325)
Tax Receivable Agreement liability adjustment	—	—	17	—
Other income (expense), net	—	(2)	—	(2)
Income from operations before income taxes	$119,377	$86,087	$174,592	$123,634

(1)	Segment income is defined as income from operations before depreciation and amortization plus floor plan interest expense.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
($ in thousands)	2017	2016	2017	2016
Depreciation and amortization:
Consumer Services and Plans	$1,005	$932	$2,001	1,851
Retail	6,464	5,102	12,321	10,074
Total	7,469	6,034	14,322	11,925
Corporate & other	115	—	115	—
Total depreciation and amortization	$7,584	$6,034	$14,437	$11,925

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
($ in thousands)	2017	2016	2017	2016
Other interest expense, net:
Consumer Services and Plans	$2	$4	$4	$8
Retail	1,360	1,376	2,952	2,768
Total	1,362	1,380	2,956	2,776
Corporate & other	9,195	11,197	17,005	22,549
Total interest expense	$10,557	$12,577	$19,961	$25,325

	June 30,	December 31,
($ in thousands)	2017	2016
Assets:
Consumer Services and Plans	$116,233	$152,689
Retail	1,757,221	1,228,707
Total	1,873,454	1,381,396
Corporate & other	250,514	74,381
Total assets	$2,123,968	$1,455,777

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

As discussed in Note 9 — Acquisitions to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q/A, we have committed to exercise Designation Rights and take an assignment of no fewer than 15 Gander Mountain retail leases on or before the Designation Rights expire on October 6, 2017, in addition to the two Overton’s retail leases assumed at the closing of the Gander Mountain Acquisition. Contingent on our final lease negotiations, our current plan is to open the initial 15 to 20 Gander Mountain stores, which will be rebranded as Gander Outdoors, by the end of 2017, another 15 to 20 stores in the first few months of 2018, and an additional 15 to 30 stores during the balance of 2018, with measured growth thereafter. We currently expect to assume 15 Gander Mountain leases through the exercise of Designation Rights and entering into new leases for the other locations following the rejection of leases by Gander Mountain. As a result, we will begin to incur meaningful incremental expenses without the benefit of the full revenue as we begin to ramp the Gander Outdoors business and open stores.

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

As of June 30, 2017 and 2016, we had, respectively, a base of 115 and 107 same stores, of which 17 of those same stores did not include dealerships. For the three months ended June 30, 2017 and 2016, our aggregate same store sales were $1,054.1 million and $953.6 million, respectively. For the six months ended June 30, 2017 and 2016, our aggregate same store sales were $1,823.7 million and $1,655.9 million, respectively. As of June 30, 2017 and 2016, we had, respectively, a total of 137 and 120 Camping World retail locations and two and zero Overton’s locations.

Other Key Performance Indicators

Gross Profit and Gross Margins.  Gross profit is our total revenue less our total costs applicable to revenue. Our total costs applicable to revenue primarily consists of the cost of goods and cost of sales. Gross margin is gross profit as a percentage of revenue.

Our gross profit is variable in nature and generally follows changes in our revenue. While gross margins for our Retail segment are lower than our gross margins for our Consumer Services and Plans segment, our Retail segment generates significant gross profit and is a primary means of acquiring new customers, to which we then cross‑sell our higher margin products and services with recurring revenue. We believe the overall growth of our Retail segment will allow us to continue to drive growth in gross profits due to our ability to cross‑sell our consumer services and plans to our increasing Active Customer base. For the three months ended June 30, 2017 and 2016, gross profit was $27.5 million and $26.2 million, respectively, and gross margin was 57.3% and 57.7%, respectively, for our Consumer Services and Plans segment, and gross profit was $345.0 million and $274.0 million, respectively, and gross margin was 28.0% and 26.9%, respectively, for our Retail segment. For the six months ended June 30, 2017 and 2016, gross profit was $56.6 million and $51.3 million, respectively, and gross margin was 57.6% and 56.7%, respectively, for our Consumer Services and Plans segment, and gross profit was $567.9 million and $470.6 million, respectively, and gross margin was 27.5% and 26.6%, respectively, for our Retail segment.

SG&A as a percentage of Gross Profit.  Selling, general and administrative (“SG&A”) expenses as a percentage of gross profit allows us to monitor our expense control over a period of time. SG&A consists primarily of wage‑related expenses, selling expenses related to commissions and advertising, lease expenses and corporate overhead expenses. We calculate SG&A expenses as a percentage of gross profit by dividing SG&A expenses for the period by total gross profit. For the three months ended June 30, 2017 and 2016, SG&A as a percentage of gross profit was 61.3% and 63.4%, respectively. For the six months ended June 30, 2017 and 2016, SG&A as a percentage of gross profit was 64.7% and 67.2%, respectively. We expect SG&A expenses to increase as we open new retail locations through organic growth and acquisitions, which we also expect will drive increases in revenue and gross profit. Additionally, we expect that our SG&A expenses will increase in future periods in part due to additional legal, accounting, insurance and other expenses that we expect to incur as a result of being a public company, including compliance with the Sarbanes‑Oxley Act and the related rules and regulations.

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

The following table reconciles EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin to the most directly comparable GAAP financial performance measures, which are net income, net income, and net income margin, respectively:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
($ in thousands)	2017	2016	2017	2016
EBITDA:
Net income	$105,093	$84,108	$154,716	$121,284
Other interest expense, net	10,557	12,577	19,961	25,325
Depreciation and amortization	7,584	6,034	14,437	11,925
Income tax expense	14,284	1,979	19,876	2,350
Subtotal EBITDA	137,518	104,698	208,990	160,884
Loss (gain) on sale of assets (a)	31	(222)	(287)	(246)
Monitoring fee (b)	—	625	—	1,250
Equity-based compensation (c)	869	60	1,588	60
Gain on remeasurement of Tax Receivable Agreement (d)	—	—	(17)	—
Acquisitions - transaction expense (e)	2,100	—	2,100	—
Acquisitions - pre-opening costs (f)	1,351	—	1,351	—
Adjusted EBITDA	$141,869	$105,161	$213,725	$161,948

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(as percentage of total revenue)	2017	2016	2017	2016
EBITDA margin:
Net income margin	8.2%	7.9%	7.2%	6.5%
Other interest expense, net	0.8%	1.2%	0.9%	1.4%
Depreciation and amortization	0.6%	0.6%	0.7%	0.6%
Income tax expense	1.1%	0.2%	0.9%	0.1%
Subtotal EBITDA margin	10.8%	9.8%	9.7%	8.6%
Loss (gain) on sale of assets (a)	0.0%	(0.0%)	(0.0%)	(0.0%)
Monitoring fee (b)	—	0.1%	—	0.1%
Equity-based compensation (c)	0.1%	0.0%	0.1%	0.0%
Gain on remeasurement of Tax Receivable Agreement (d)	—	—	(0.0%)	—
Acquisition transaction expense (e)	0.2%	—	0.1%	—
Acquisitions - pre-opening costs (f)	0.1%	—	0.1%	—
Adjusted EBITDA margin	11.1%	9.9%	9.9%	8.7%

(a)	Represents an adjustment to eliminate the losses and gains on sales of various assets.
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

The following table reconciles Adjusted Pro Forma Net Income and Adjusted Pro Forma Earnings Per Fully Exchanged and Diluted Share to the most directly comparable GAAP financial performance measure, which is net income attributable to Camping World Holdings, Inc. and weighted-average shares of Class A common stock outstanding — diluted:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(In thousands except per share amounts)	2017	2016	2017	2016
Numerator:
Net income attributable to Camping World Holdings, Inc.	$19,344	$84,108	$26,866	$121,284
Adjustments:
Reallocation of net income attributable to non-controlling interests from the assumed exchange of common units of CWGS, LLC (a)	85,749	—	127,850	—
Loss (gain) on sale of assets (b)	31	(222)	(287)	(246)
Monitoring fee (c)	—	625	—	1,250
Equity-based compensation expense (d)	869	60	1,588	60
Gain on remeasurement of Tax Receivable Agreement (e)	—	—	(17)	—
Acquisitions - transaction expense (f)	2,100	—	2,100	—
Acquisitions - pre-opening costs (g)	1,351	—	1,351	—
Income tax expense (h)	(32,028)	(29,270)	(50,320)	(45,815)
Adjusted pro forma net income	$77,416	$55,301	$109,131	$76,533
Denominator:
Weighted-average Class A common shares outstanding - diluted	22,977	—	84,673	—
Adjustments:
Assumed exchange of pre-IPO common unit equivalent of membership interests in CWGS, LLC (i)	—	71,924	—	72,288
Assumed issuance of Class A common stock in connection with IPO (j)	62,586	11,872	—	11,872
Dilutive options to purchase Class A common stock	56	—	101	—
Dilutive restricted stock units	61	—	59	—
Adjusted pro forma fully exchanged weighted average Class A common shares outstanding - diluted	85,680	83,796	84,833	84,160
Adjusted pro forma earnings per fully exchanged and diluted share	$0.90	$0.66	$1.29	$0.91

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

Results of Operations

Three and Six Months Ended June 30, 2017 Compared to Three and Six Months Ended June 30, 2016

The following table sets forth information comparing the components of net income for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended						Six Months Ended
	June 30, 2017		June 30, 2016				June 30, 2017		June 30, 2016
		Percent of		Percent of	Favorable/ (Unfavorable)			Percent of		Percent of	Favorable/ (Unfavorable)
($ in thousands)	Amount (1)	Revenue	Amount (1)	Revenue	$	%	Amount (1)	Revenue	Amount (1)	Revenue	$	%

Revenue:
Consumer Services and Plans	$48,103	3.8%	$45,428	4.3%	$2,675	5.9%	$98,349	4.6%	$90,426	4.9%	$7,923	8.8%
Retail
New vehicles	760,806	59.5%	576,976	54.2%	183,830	31.9%	1,264,110	58.5%	985,584	53.0%	278,526	28.3%
Used vehicles	195,615	15.3%	215,727	20.3%	(20,112)	-9.3%	341,434	15.8%	393,894	21.2%	(52,460)	-13.3%
Parts, services and other	174,196	13.6%	157,742	14.8%	16,454	10.4%	290,419	13.4%	271,226	14.6%	19,193	7.1%
Finance and insurance, net	100,306	7.8%	69,386	6.5%	30,920	44.6%	166,349	7.7%	120,160	6.5%	46,189	38.4%
Subtotal	1,230,923	96.2%	1,019,831	95.7%	211,092	20.7%	2,062,312	95.4%	1,770,864	95.1%	291,448	16.5%
Total revenue	1,279,026	100.0%	1,065,259	100.0%	213,767	20.1%	2,160,661	100.0%	1,861,290	100.0%	299,371	16.1%

Gross profit (exclusive of depreciation and amortization shown separately below):
Consumer Services and Plans	27,543	2.2%	26,191	2.5%	1,352	5.2%	56,642	2.6%	51,308	2.8%	5,334	10.4%
Retail
New vehicles	114,797	9.0%	85,873	8.1%	28,924	33.7%	183,039	8.5%	145,170	7.8%	37,869	26.1%
Used vehicles	50,689	4.0%	44,035	4.1%	6,654	15.1%	84,606	3.9%	76,690	4.1%	7,916	10.3%
Parts, services and other	79,245	6.2%	74,701	7.0%	4,544	6.1%	133,873	6.2%	128,550	6.9%	5,323	4.1%
Finance and insurance, net	100,306	7.8%	69,386	6.5%	30,920	44.6%	166,349	7.7%	120,160	6.5%	46,189	38.4%
Subtotal	345,037	27.0%	273,995	25.7%	71,042	25.9%	567,867	26.3%	470,570	25.3%	97,297	20.7%
Total gross profit	372,580	29.1%	300,186	28.2%	72,394	24.1%	624,509	28.9%	521,878	28.0%	102,631	19.7%

Operating expenses:
Selling, general and administrative expenses	228,444	17.9%	190,323	17.9%	(38,121)	-20.0%	403,934	18.7%	350,711	18.8%	(53,223)	-15.2%
Depreciation and amortization	7,584	0.6%	6,034	0.6%	(1,550)	-25.7%	14,437	0.7%	11,925	0.6%	(2,512)	-21.1%
Gain on asset sales	31	0.0%	(224)	0.0%	(255)	-113.8%	(287)	0.0%	(248)	0.0%	39	15.7%
Income from operations	136,521	10.7%	104,053	9.8%	32,468	31.2%	206,425	9.6%	159,490	8.6%	46,935	29.4%
Other income (expense):
Floor plan interest expense	(6,587)	-0.5%	(5,387)	-0.5%	(1,200)	-22.3%	(11,889)	-0.6%	(10,529)	-0.6%	(1,360)	-12.9%
Other interest expense, net	(10,557)	-0.8%	(12,577)	-1.2%	2,020	16.1%	(19,961)	-0.9%	(25,325)	-1.4%	5,364	21.2%
Tax Receivable Agreement liability adjustment	—	0.0%	—	0.0%	—	0.0%	17	0.0%	—	0.0%	17	-100.0%
Other income, net	—	0.0%	(2)	0.0%	2	-100.0%	—	0.0%	(2)	0.0%	2	-100.0%
	(17,144)	-1.3%	(17,966)	-1.7%	822	4.6%	(31,833)	-1.5%	(35,856)	-1.9%	4,023	11.2%
Income before income taxes	119,377	9.3%	86,087	8.1%	33,290	38.7%	174,592	8.1%	123,634	6.6%	50,958	41.2%
Income tax expense	(14,284)	-1.1%	(1,979)	-0.2%	(12,305)	-621.8%	(19,876)	-0.9%	(2,350)	-0.1%	(17,526)	-745.8%
Net income	105,093	8.2%	84,108	7.9%	20,985	25.0%	154,716	7.2%	121,284	6.5%	33,432	27.6%
Less: net income attributable to non-controlling interests	(85,749)	-6.7%	—	0.0%	(85,749)	-100.0%	(127,850)	-5.9%	—	0.0%	(127,850)	-100.0%
Net income attributable to Camping World Holdings, Inc.	$19,344	1.5%	$84,108	7.9%	$(64,764)	-77.0%	$26,866	1.2%	$121,284	6.5%	$(94,418)	-77.8%

(1)	As described in Note 1 to the unaudited condensed consolidated financial statements and related notes included in this Quarterly Report, certain of this data has been restated.

Three Months Ended June 30, 2017 compared to Three Months Ended June 30, 2016

Total revenue was $1,279.0 million for the three months ended June 30, 2017, an increase of $213.8 million, or 20.1%, as compared to $1,065.3 million for the three months ended June 30, 2016. The increase was primarily driven by the 38.2% increase in new vehicle unit sales in our Retail segment, partially offset by an 8.4% decrease in used vehicle unit sales primarily due to reduced inventory availability, resulting from fewer trades on new vehicle unit sales, and the distribution of the AutoMatch business in the three months ended June 30, 2016, as described below.

Six Months Ended June 30, 2017 compared to Six Months Ended June 30, 2016

Total revenue was $2,160.7 million for the six months ended June 30, 2017, an increase of $299.4 million, or 16.1%, as compared to $1,861.3 million for the six months ended June 30, 2016. The increase was primarily driven by the 35.3% increase in new vehicle unit sales in our Retail segment, partially offset by a 13.1% decrease in used vehicle unit sales primarily due to reduced inventory availability, resulting from fewer trades on new vehicle unit sales, and the distribution of the AutoMatch business in the three months ended June 30, 2016, as described below.

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

Retail:

New Vehicles

	Three Months Ended						Six Months Ended
	June 30, 2017		June 30, 2016		Favorable/		June 30, 2017		June 30, 2016		Favorable/
($ in thousands,		Percent of		Percent of	(Unfavorable)			Percent of		Percent of	(Unfavorable)
except per vehicle data)	Amount	Revenue	Amount	Revenue	$	%	Amount	Revenue	Amount	Revenue	$	%

Revenue	$760,806	100.0%	$576,976	100.0%	$183,830	31.9%	$1,264,110	100.0%	$985,584	100.0%	$278,526	28.3%

Gross profit	114,797	15.1%	85,873	14.9%	28,924	33.7%	183,039	14.5%	145,170	14.7%	37,869	26.1%

New vehicle unit sales	21,930		15,874		6,056	38.2%	35,693		26,385		9,308	35.3%

Three Months Ended June 30, 2017 compared to Three Months Ended June 30, 2016

New vehicle revenue was $760.8 million for the three months ended June 30, 2017, an increase of $183.8 million, or 31.9%, as compared to $577.0 million for the three months ended June 30, 2016. The increase was primarily due to a 38.2% increase in new vehicle unit sales primarily attributable to a same store sales increase of 18.5% driven by increases in travel trailers, fifth wheels and Class C motorhome units. The balance of the increase was from new greenfield and acquired locations.

New vehicle gross profit was $114.8 million for the three months ended June 30, 2017, an increase of $28.9 million, or 33.7%, as compared to $85.9 million for the three months ended June 30, 2016. The increase was primarily due to the 38.2% increase in new vehicle unit sales partially offset by a 3.2% decrease in average gross profit per unit resulting from a product mix shift toward lower priced towable units. Gross margin increased to 15.1% from 14.9% in the three months ended June 30, 2016.

Six Months Ended June 30, 2017 compared to Six Months Ended June 30, 2016

New vehicle revenue was $1,264.1 million for the six months ended June 30, 2017, an increase of $278.5 million, or 28.3%, as compared to $985.6 million for the six months ended June 30, 2016. The increase was primarily due to a 35.3% increase in new vehicle unit sales primarily attributable to a same store sales increase of 18.3% driven by increases in travel trailers, fifth wheels and Class C motorhome units. The balance of the increase was from new greenfield and acquired locations.

New vehicle gross profit was $183.0 million for the six months ended June 30, 2017, an increase of $37.9 million, or 26.1%, as compared to $145.2 million for the six months ended June 30, 2016. The increase was primarily due to the 35.3% increase in new vehicle unit sales partially offset by a 6.8% decrease in average gross profit per unit from a product mix shift toward lower priced towable units. Gross margin decreased to 14.5% from 14.7% for the six months ended June 30, 2016.

Used Vehicles

	Three Months Ended						Six Months Ended
	June 30, 2017		June 30, 2016		Favorable/		June 30, 2017		June 30, 2016		Favorable/
($ in thousands,		Percent of		Percent of	(Unfavorable)			Percent of		Percent of	(Unfavorable)
except per vehicle data)	Amount	Revenue	Amount	Revenue	$	%	Amount	Revenue	Amount	Revenue	$	%

Revenue	$195,615	100.0%	$215,727	100.0%	$(20,112)	-9.3%	$341,434	100.0%	$393,894	100.0%	$(52,460)	-13.3%

Gross profit	50,689	25.9%	44,035	20.4%	6,654	15.1%	84,606	24.8%	76,690	19.5%	7,916	10.3%

Used vehicle unit sales	9,073		9,910		(837)	-8.4%	15,589		17,932		(2,343)	-13.1%

Three Months Ended June 30, 2017 compared to Three Months Ended June 30, 2016

Used vehicle revenue was $195.6 million for the three months ended June 30, 2017, a decrease of $20.1 million, or 9.3%, as compared to $215.7 million for the three months ended June 30, 2016. The decrease was primarily due to reduced inventory availability, resulting from fewer trades on new vehicle unit sales, and the elimination of the automobile unit business as a result of the distribution of the AutoMatch business during the three months ended June 30, 2016, driving an 8.4% decrease in used vehicle unit sales. Same store sales decreased by 10.4% with the remaining decrease driven by the disposition of the AutoMatch business.

Used vehicle gross profit was $50.7 million for the three months ended June 30, 2017, an increase of $6.7 million, or 15.1%, as compared to $44.0 million for the three months ended June 30, 2016. The increase was primarily attributable to increases for nearly all product types and elimination of lower margin auto sales upon the disposition of the AutoMatch business during the second quarter of 2016, resulting in a 25.7% increase in gross profit per unit and a gross margin increase of 550 basis points, partially offset by an 8.4% decrease in vehicle unit sales.

Six Months Ended June 30, 2017 compared to Six Months Ended June 30, 2016

Used vehicle revenue was $341.4 million for the six months ended June 30, 2017, a decrease of $52.5 million, or 13.3%, as compared to $393.9 million for the six months ended June 30, 2016. The decrease was primarily due to reduced inventory availability, resulting from fewer trades on new vehicle unit sales, and the elimination of the automobile unit business as a result of the distribution of the AutoMatch business during the six months ended June 30, 2016, driving a 13.1% decrease in used vehicle unit sales. Same store sales decreased by 10.5% with the remaining decrease driven by the disposition of the AutoMatch business.

Used vehicle gross profit was $84.6 million for the six months ended June 30, 2017, an increase of $7.9 million, or 10.3%, as compared to $76.7 million for the six months ended June 30, 2016. The increase was primarily attributable to increases for nearly all product types and elimination of lower margin auto sales upon the disposition of the AutoMatch business during the second quarter of 2016, resulting in a 26.9% increase in gross profit per unit and a gross margin increase of 531 basis points, partially offset by a 13.1% decrease in vehicle unit sales.

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

Finance and Insurance, net

	Three Months Ended						Six Months Ended
	June 30, 2017		June 30, 2016		Favorable/		June 30, 2017		June 30, 2016		Favorable/
		Percent of		Percent of	(Unfavorable)			Percent of		Percent of	(Unfavorable)
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%	Amount	Revenue	Amount	Revenue	$	%

Revenue	$100,306	100.0%	$69,386	100.0%	$30,920	44.6%	$166,349	100.0%	$120,160	100.0%	$46,189	38.4%

Gross profit	100,306	100.0%	69,386	100.0%	30,920	44.6%	166,349	100.0%	120,160	100.0%	46,189	38.4%

Three Months Ended June 30, 2017 compared to Three Months Ended June 30, 2016

Finance and insurance, net revenue and gross profit were each $100.3 million for the three months ended June 30, 2017, an increase of $30.9 million, or 44.6%, as compared to $69.4 million for the three months ended June 30, 2016. The increase was primarily due to incremental vehicle finance contracts assigned due to higher vehicle unit sales and higher finance and insurance sales penetration rates of travel trailer buyers resulting from a 31.5% increase in same store sales and the remainder from new greenfield and acquired locations. Finance and insurance, net revenue as a percentage of total new and used vehicle revenue increased to 10.5% for the three months ended June 30, 2017 from 8.8% for the comparable period in 2016.

Six Months Ended June 30, 2017 compared to Six Months Ended June 30, 2016

Finance and insurance, net revenue and gross profit were each $166.3 million for the six months ended June 30, 2017, an increase of $46.2 million, or 38.4%, as compared to $120.2 million for the six months ended June 30, 2016. The increase was primarily due to incremental vehicle finance contracts assigned due to higher vehicle unit sales and higher finance and insurance sales penetration rates of travel trailer buyers resulting from a 29.3% increase in same store sales and the remainder from new greenfield and acquired locations. Finance and insurance, net revenue as a percentage of total new and used vehicle revenue increased to 10.4% for the six months ended June 30, 2017 from 8.7% for the comparable period in 2016.

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

Segment results

The following table sets forth a reconciliation of total segment income to consolidated income from operations before income taxes for each of our segments for the period presented:

	Three Months Ended						Six Months Ended
	June 30, 2017		June 30, 2016		Favorable/		June 30, 2017		June 30, 2016		Favorable/
		Percent of		Percent of	(Unfavorable)			Percent of		Percent of	(Unfavorable)
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%	Amount	Revenue	Amount	Revenue	$	%
Revenue:
Consumer Services and Plans	$48,103	3.8%	$45,428	4.3%	$2,675	5.9%	$98,349	4.6%	$90,426	4.9%	$7,923	8.8%
Retail	1,230,923	96.2%	1,019,831	95.7%	211,092	20.7%	2,062,312	95.4%	1,770,864	95.1%	291,448	16.5%
Total consolidated revenue	1,279,026	100.0%	1,065,259	100.0%	213,767	20.1%	2,160,661	100.0%	1,861,290	100.0%	299,371	16.1%
Segment income:(1)
Consumer Services and Plans	23,959	1.9%	22,503	2.1%	1,456	6.5%	50,212	2.3%	44,101	2.4%	6,111	13.9%
Retail	117,042	9.2%	82,908	7.8%	34,134	41.2%	163,185	7.6%	118,114	6.3%	45,071	38.2%
Total segment income	141,001	11.0%	105,411	9.9%	35,590	33.8%	213,397	9.9%	162,215	8.7%	51,182	31.6%
Corporate & other	(3,483)	-0.3%	(711)	-0.1%	(2,772)	-389.9%	(4,424)	-0.2%	(1,329)	-0.1%	(3,095)	-232.9%
Depreciation and amortization	(7,584)	-0.6%	(6,034)	-0.6%	(1,550)	-25.7%	(14,437)	-0.7%	(11,925)	-0.6%	(2,512)	-21.1%
Other interest expense, net	(10,557)	-0.8%	(12,577)	-1.2%	2,020	16.1%	(19,961)	-0.9%	(25,325)	-1.4%	5,364	21.2%
Tax Receivable Agreement liability adjustment	—	0.0%	—	0.0%	—	0.0%	17	0.0%	—	0.0%	17	100.0%
Other non-operating expense, net	—	0.0%	(2)	0.0%	2	-100.0%	—	0.0%	(2)	0.0%	2	-100.0%
Income from operations before income taxes	$119,377	9.3%	$86,087	8.1%	$33,290	38.7%	$174,592	8.1%	$123,634	6.6%	$50,958	41.2%

(1)	Segment income represents income for each of our reportable segments and is defined as income from operations before depreciation and amortization, plus floor plan interest expense.

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

Retail segment revenue

Three Months Ended June 30, 2017 compared to Three Months Ended June 30, 2016

Retail segment revenue was $1,230.9 million for the three months ended June 30, 2017, an increase of $211.1 million, or 20.7%, as compared to $1,019.8 million for the three months ended June 30, 2016. The increase was primarily due to the 38.2% increase in new vehicle unit volume which resulted from a 10.5% increase in same store sales, as described below, and the addition of the new greenfield and acquired locations.

Six Months Ended June 30, 2017 compared to Six Months Ended June 30, 2016

Retail segment revenue was $2,062.3 million for the six months ended June 30, 2017, an increase of $291.4 million, or 16.5%, as compared to $1,770.9 million for the six months ended June 30, 2016. The increase was primarily due to the 35.3% increase in new vehicle unit volume which resulted from a 10.1% increase in same store sales, as described below, and the addition of the new greenfield and acquired locations.

Same store sales

Three Months Ended June 30, 2017 compared to Three Months Ended June 30, 2016

Same store sales were $1,054.1 million for the three months ended June 30, 2017, an increase of $100.5 million, or 10.5%, as compared to $953.6 million for the three months ended June 30, 2016. The increase was primarily due to the increased volume of new towable units sold, and, to a lesser extent, the revenue increase from finance and insurance, partially offset by a decrease in same store sales from used vehicle units sold.

Six Months Ended June 30, 2017 compared to Six Months Ended June 30, 2016

Same store sales were $1,823.7 million for the six months ended June 30, 2017, an increase of $167.9 million, or 10.1%, as compared to $1,655.9 million for the six months ended June 30, 2016. The increase was primarily due to the increased volume of new towable units sold, and, to a lesser extent, the revenue increase from finance and insurance, net, partially offset by a decrease in same store sales from used vehicle units sold.

Total segment income

Three Months Ended June 30, 2017 compared to Three Months Ended June 30, 2016

Total segment income was $141.0 million for the three months ended June 30, 2017, an increase of $35.6 million, or 33.8%, as compared to $105.4 million for the three months ended June 30, 2016. The increase was primarily due to gross profit increases from finance and insurance and new vehicles, partially offset by increases in variable selling, general and administrative expenses. Total segment income margin increased 113 basis points to 11.0%.

Six Months Ended June 30, 2017 compared to Six Months Ended June 30, 2016

Total segment income was $213.4 million for the six months ended June 30, 2017, an increase of $51.2 million, or 31.6%, as compared to $162.2 million for the six months ended June 30, 2016. The increase was primarily due to gross profit increases from finance and insurance and new vehicles, partially offset by increases in variable selling, general and administrative expenses. Total segment income margin increased 116 basis points to 9.9%.

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

Retail segment income

Three Months Ended June 30, 2017 compared to Three Months Ended June 30, 2016

Retail segment income was $117.0 million for the three months ended June 30, 2017, an increase of $34.1 million, or 41.2%, as compared to $82.9 million for the three months ended June 30, 2016. The increase was primarily due to increased segment gross profit of $71.0 million primarily due to higher revenue and sales penetration of finance and insurance products, an increase of $28.9 million primarily from increased new vehicle unit volume of 6,056 units for the three months ended June 30, 2017 compared to the three months ended June 30, 2016, an increase of $6.7 million from used vehicles, and an increase of $4.5 million from parts, services and other; partially offset by increased selling, general and administrative expenses of $35.5 million primarily relating to increased variable wages relating to increased revenue, increased variable selling and services expenses; $0.2 million of reduced gain on asset sales; and a $1.2 million increase in floor plan interest expense relating to an increase in the average floor plan balance. Retail segment income margin increased 138 basis points to 9.5%, primarily due to increased penetration of the finance and insurance products to 10.5% of total new and used revenue, from 8.8% for the comparable prior year period, increased used vehicle gross margin of 550 basis points, and decreased selling, general and administrative expenses as a percentage of segment gross profit of 370 basis points.

Six Months Ended June 30, 2017 compared to Six Months Ended June 30, 2016

Retail segment income was $163.2 million for the six months ended June 30, 2017, an increase of $45.1 million, or 38.2%, as compared to $118.1 million for the six months ended June 30, 2016. The increase was primarily due to increased segment gross profit of $97.3 million primarily due to higher revenue and sales penetration of finance and insurance products, an increase of $37.9 million primarily from increased new vehicle unit volume of 9,308 units for the six months ended June 30, 2017 compared to the six months ended June 30, 2016, an increase of $7.9 million from used vehicles, and an increase of $5.3 million from parts, services and other; partially offset by increased selling, general and administrative expenses of $50.9 million primarily relating to increased variable wages relating to increased revenue, increased variable selling expense and increased rent relating to new stores; and a $1.3 million increase in floor plan interest expense relating to an increase in the average floor plan balance. Retail segment income margin increased 124 basis points to 7.9%, primarily due to increased penetration of the finance and insurance products to 10.4% of total new and used revenue, from 8.7% for the comparable prior year period, increased used vehicle gross margin of 531 basis points, and decreased selling, general and administrative expenses as a percentage of segment gross profit of 349 basis points.

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

As of June 30, 2017 and December 31, 2016, we had working capital of $385.2 million and $257.7 million, respectively, including $252.2 million and $114.2 million, respectively, of cash and cash equivalents. Our working capital reflects the cash provided by deferred revenue and gains reported under current liabilities of $72.6 million and $71.1 million as of June 30, 2017 and December 31, 2016, respectively, which reduces working capital. Deferred revenue primarily consists of cash collected for club memberships in advance of services to be provided, which is deferred and recognized as revenue over the life of the membership. We use net proceeds from this deferred membership revenue to lower our long-term borrowings and finance our working capital needs.

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

Cash Flow

The following table shows summary cash flows information for the six months ended June 30, 2017 and 2016:

	Six Months Ended
	June 30,
(In thousands)	2017	2016
Net cash provided by operating activities	$90,576	$81,903
Net cash used in investing activities	(279,955)	(82,122)
Net cash provided by (used in) financing activities	327,344	(52,740)
Net increase (decrease) in cash and cash equivalents	$137,965	$(52,959)

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

Net cash provided by operating activities was $90.6 million for the six months ended June 30, 2017, an increase of $8.7 million from $81.9 million net cash used in operating activities for the six months ended June 30, 2016. The increase was primarily due to a $32.1 million increase in accounts payable and accrued liabilities, $5.1 million of other net favorable changes, and a $33.4 million increase in net income, partially offset by $61.9 million from increased growth in inventories.

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

Our net cash provided by financing activities was $327.3 million for the six months ended June 30, 2017. The $327.3 million of cash provided by financing activities was primarily due to $192.3 million of borrowings under the Floor Plan Facility, $122.5 million of proceeds we received from the 2017 Public Offering, and $93.6 million of net proceeds from long-term debt, partially offset by $69.3 million of non-controlling interest member distributions, $7.3 million of dividends paid on Class A common stock, $3.7 million of principal payments under the Existing Term Loan Facility, and other financing uses of $0.8 million during the six months ended June 30, 2017.

Our net cash used in financing activities was $52.7 million for the six months ended June 30, 2016. The $52.7 million of cash used in financing activities was primarily due to $77.7 million of member distributions, $31.9 million of principal payments under the Previous Senior Secured Credit Facilities, and other financing uses of $0.8 million, partially offset by $57.7 million of borrowings under the Floor Plan Facility during the six months ended June 30, 2016.

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

Floor Plan Facility

The following table details the outstanding amounts and available borrowings under our Floor Plan Facility as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30,	December 31,
	2017	2016
Floor Plan Facility:
Notes payable — floor plan:
Total commitment	$1,165,000	$1,165,000
Less: borrowings	(780,905)	(625,185)
Less: flooring line aggregate interest reduction account	(86,503)	(68,469)
Additional borrowing capacity	297,592	471,346
Less: accounts payable for sold inventory	(58,319)	(21,692)
Less: purchase commitments	(94,590)	(38,765)
Unencumbered borrowing capacity	$144,683	$410,889

	June 30,	December 31,
	2017	2016
Letters of credits:
Total commitment	$15,000	$15,000
Less: outstanding letters of credit	(8,020)	(8,020)
Additional borrowing capacity	$6,980	$6,980

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

Deferred Revenue and Gains

Deferred revenue and gains consist of our sales for products not yet recognized as revenue at the end of a given period and deferred gains on sale-leaseback and derecognition of right to use asset transactions. Our deferred revenue and deferred gains as of June 30, 2017 were $123.3 million and $11.8 million, respectively. Deferred revenue is expected to be recognized as revenue and deferred gains are expected to be recognized ratably over the lease terms as an offset to rent expense.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our management team, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of June 30, 2017, the end of the period covered by the Original Filing. Based on this evaluation, at the time of the Original Filing, our CEO and CFO originally concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2017.

Subsequent to the Original Filing, in connection with the restatement discussed in the Explanatory Note to this Form 10-Q/A (the “Explanatory Note”) and in Note 1 to our unaudited condensed consolidated financial statements (“Note 1”), our management, with the participation of our CEO and CFO, re-assessed the effectiveness of our disclosure controls and procedures. Based on this evaluation, our CEO and CFO concluded that such controls were not effective at the reasonable assurance level as of June 30, 2017 as a result of the material weaknesses discussed below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. As discussed in the Explanatory Note and Note 1, in connection with the preparation of our consolidated financial statements for the year ended December 31, 2017, we identified errors in certain of our prior period consolidated financial statements that have caused us to restate and amend the Company’s previously issued condensed consolidated financial statements and related financial information as of and for the three and six months ended June 30, 2017. These errors were largely the result of certain material weaknesses in our internal control over financial reporting. Specifically, the following material weaknesses have been identified, i) our tax control related to the realization of deferred tax assets was ineffective, ii) certain accounting policies and procedures related to corporate accounting functions within FreedomRoads, which operates our RV dealerships, were not sufficiently documented and/or executed to be considered effective in providing reasonable assurance that accounting transactions are consistently recorded in accordance with generally accepted accounting principles and communication to those executing transactions and performing corporate review functions at FreedomRoads was not sufficiently performed to ensure internal control responsibilities were properly reinforced, and iii) certain of our transaction level and management review controls over the valuation of trade-in unit inventory were not effective.

Changes in Internal Control over Financial Reporting

Except as discussed above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that occurred during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3:  Defaults Upon Senior Securities

None.

Item 4:  Mine Safety Disclosures

Not applicable.

Item 5:  Other Information

None.

Item 6:  Exhibits

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Camping World Holdings, Inc.	10-Q	001-37908	3.1	11/10/16

3.2	Amended and Restated Bylaws of Camping World Holdings, Inc.	10-Q	001-37908	3.2	11/10/16

4.1	Specimen Stock Certificate evidencing the shares of Class A common stock	S-1/A	333‑211977	4.1	9/13/16

10.1	Asset Purchase Agreement dated as of May 4, 2017 by and among CWI, Inc. and Gander Mountain Company and the other parties signatory hereto	8-K	001-37908	10.1	5/8/17

10.2	New Form of Employee Restricted Stock Unit Agreement	10-Q	001-37908	10.2	8/10/17

10.3	New Form of Director Restricted Stock Unit Agreement	10-Q	001-37908	10.3	8/10/17

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer					*

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer					*

32.1	Section 1350 Certification of Chief Executive Officer					**

32.2	Section 1350 Certification of Chief Financial Officer					**

101.INS	XBRL Instance Document					***

101.SCH	XBRL Taxonomy Extension Schema Document					***

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					***

101.DEF	XBRL Extension Definition Linkbase Document					***

101.LAB	XBRL Taxonomy Label Linkbase Document					***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					***

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