Form 10-Q/A
period 2017-09-30
Camping World Holdings, Inc.
filed 2018-03-13
CIK 1669779

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

EXPLANATORY NOTE

Camping World Holdings, Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q (this “Amendment”) to restate and amend the Company’s previously issued condensed consolidated financial statements and related financial information as of and for the three and nine months ended September 30, 2017 and 2016 previously included in its Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 (the “Original Filing”), which was previously filed with the Securities and Exchange Commission (the “SEC”) on May 4, 2017 (the “Original Filing Date”). In connection therewith, this Amendment amends and restates in their entirety the following items in the Original Filing: Item 1 of Part I “Financial Statements”; Item 2 of Part I “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; and Item 4 of Part I “Controls and Procedures”. For the convenience of the reader, this Amendment sets forth the Original Filing, as modified where necessary to reflect the foregoing restatement and revisions. In addition, pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended, Item 6 of Part II of the Original Filing has been amended to contain currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, which are attached as Exhibits 31.1, 31.2, 32.1, 32.2 to this Amendment. We have also updated our financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibits 101.

As described in the Company’s Current Report on Form 8-K filed March 13, 2018, on March 10, 2018, the Audit Committee of our Board of Directors (the “Audit Committee”), after discussion with Company management and Ernst & Young LLP, our independent registered public accounting firm, determined that the audited consolidated financial statements as of and for the year ended December 31, 2016 included in our Annual Report on Form 10-K for the year ended December 31, 2016 and the unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2017 included in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017 previously filed with the SEC should no longer be relied upon and should be amended to reflect the adjustments described herein.

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

Following the purchase of newly-issued common units from CWGS, LLC as described above, the Company’s deferred tax balances have reflected the differences in the book and tax basis of its investment in CWGS, LLC (i.e., outside basis). In connection with preparing its financial statements for the year ended December 31, 2017, the Company determined that a portion of the outside basis deferred tax asset related to its acquisition of the direct interest in CWGS, LLC through newly issued LLC units is not expected to be realized unless the Company were to dispose of its investment in CWGS, LLC, which the Company has no current plan to do. Accordingly, the Company has determined that it should have established a valuation allowance of $102.7 million against this portion of its deferred tax asset that was recorded through equity as of December 31, 2016. Following the establishment of the valuation allowance as of December 31, 2016, the Company recognizes subsequent changes to the valuation allowance through the provision for income taxes or equity, in accordance with generally accepted accounting principles, and at September 30, 2017 the valuation allowance against this portion of its deferred tax asset was $140.8 million.

Additional information regarding the impact of the valuation allowance against the portion of the Company’s outside basis deferred tax asset related to its acquisition of a direct interest in CWGS, LLC through newly issued LLC units as of December 31, 2016 and September 30, 2017, is contained under the caption “Restatement of Previously Issued Financial Statements” in Note 1 “Summary of Significant Accounting Policies” to our unaudited condensed consolidated financial statements included in this Amendment.

Along with restating our financial statements for the correction discussed above, we are making adjustments for certain immaterial items with respect to the three and nine months ended September 30, 2017 and 2016. The Company determined the effect of these corrections was not material to the previously issued financial statements for the years ended December 31, 2016 and 2015, the interim quarterly periods therein or the interim quarterly periods in the year ended December 31, 2017. In conjunction with the restatement described above, we have determined it would be appropriate within this Amendment to record these adjustments for the respective periods. Please refer to the section under the caption “Restatement of Previously Issued Financial Statements” in Note 1 “Summary of Significant Accounting Policies” to our unaudited condensed consolidated financial statements in this Amendment for more information regarding the effect of these adjustments.

Restatement of Conclusion Regarding Disclosure Controls and Procedures

At the time of the Original Filing, our chief executive officer (“CEO”) (principal executive officer) and chief financial officer (“CFO”) (principal financial officer) concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2017. Subsequent to that evaluation, our CEO and CFO concluded that our disclosure controls and procedures and internal control over financial reporting were not effective at the reasonable assurance level as of September 30, 2017 because of the material weaknesses in internal control over financial reporting described in Item 4 of Part I “Controls and Procedures” of this Amendment. As a result, we have restated Item 4 of Part I “Controls and Procedures” to reflect the revised conclusion and to include disclosure of the material weaknesses.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q/A contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts contained in this Form 10-Q/A may be forward-looking statements. Statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, including, among others, statements regarding expected new retail location openings, including greenfield locations and acquired locations; profitability of new retail locations; the impact from the Tax Receivable Agreement of the redemption of common units described below relating to the October 2017 Public Offering (as defined below); sufficiency of our sources of liquidity and capital and potential need for additional financing; use of proceeds from our borrowings under the Existing Credit Agreement; future capital expenditures and debt service obligations; refinancing, retirement or exchange of outstanding debt; expectations regarding consumer behavior and growth; our comparative advantages and our plans and ability to expand our consumer base; our ability to respond to changing business and economic conditions;  our plans to increase new products offered to our customers and grow our businesses to enhance revenue and cash flow, and increase our overall profitability; volatility in sales and potential impact of miscalculating the demand for our products or our product mix; our ability to drive growth; anticipated impact of the acquisition of Gander Mountain Company (“Gander Mountain”) and its Overton’s boating business (the “Gander Mountain Acquisition”); the number of Gander Mountain locations the Company expects to open and operate and the anticipated timing of such store openings; expectations regarding assumption and rejection of leases for the locations acquired under the Gander Mountain Acquisition; rebranding of Gander Mountain expectations regarding increase of certain expenses, including in relation to the Gander Mountain Acquisition; our plans related to dividend payments; and the Company’s plan with regards to the disposition of its investments in CWGS, LLC and its expectations related to realization of a portion of certain outside basis deferred tax asset are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘expects,’’ ‘‘plans,’’ ‘‘anticipates,’’ ‘‘could,’’ ‘‘intends,’’ ‘‘targets,’’ ‘‘projects,’’ ‘‘contemplates,’’ ‘‘believes,’’ ‘‘estimates,’’ ‘‘predicts,’’ ‘‘potential’’ or ‘‘continue’’ or the negative of these terms or other similar expressions.

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

•	whether we are able to realize any tax benefits that may arise from our organizational structure and any redemptions or exchanges of CWGS Enterprises, LLC common units for cash or stock; and
•	the other factors set forth under ‘‘Risk Factors’’ in Item 1A of Part I of our Annual Report and Item 1A of Part II of this Form 10-Q/A.

We qualify all of our forward-looking statements by these cautionary statements. The forward-looking statements in this Form 10-Q/A are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise. For a further discussion of the risks relating to our business, see “Item 1A—Risk Factors” in Part I of our Annual Report and “Item 1A—Risk Factors” in Part II of this Form 10-Q/A.

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(In Thousands Except Per Share Amounts)

	September 30,	December 31,
	2017	2016
	(Restated)	(Restated)
Assets
Current assets:
Cash and cash equivalents	$163,225	$114,196
Contracts in transit	79,499	29,012
Accounts receivable, net	73,700	58,488
Inventories, net	1,197,683	902,711
Prepaid expenses and other assets	27,685	21,755
Total current assets	1,541,792	1,126,162
Property and equipment, net	183,485	130,760
Deferred tax assets, net	123,788	24,433
Intangibles assets, net	37,972	3,386
Goodwill	328,402	153,105
Other assets	17,940	17,931
Total assets	$2,233,379	$1,455,777
Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$158,026	$68,655
Accrued liabilities	125,349	78,044
Deferred revenues and gains	81,722	71,128
Current portion of capital lease obligations	908	1,224
Current portion of Tax Receivable Agreement liability	7,378	991
Current portion of long-term debt	7,400	6,450
Notes payable – floor plan, net	799,682	625,185
Other current liabilities	26,822	16,745
Total current liabilities	1,207,287	868,422
Capital lease obligations, net of current portion	207	841
Right to use liability	10,231	10,343
Tax Receivable Agreement liability, net of current portion	102,485	18,190
Long-term debt, net of current portion	709,507	620,303
Deferred revenues and gains	63,550	57,659
Deferred tax liabilities	49	—
Other long-term liabilities	35,775	24,156
Total liabilities	2,129,091	1,599,914
Commitments and contingencies
Stockholders' equity (deficit):
Preferred stock, par value $0.01 per share – 20,000,000 shares authorized; none issued and outstanding as of September 30, 2017 and December 31, 2016	—	—
Class A common stock, par value $0.01 per share – 250,000,000 shares authorized; 30,227,113 issued and 30,227,061 outstanding as of September 30, 2017 and 18,935,916 issued and outstanding as of December 31, 2016	302	189
Class B common stock, par value $0.0001 per share – 75,000,000 shares authorized; 69,066,445 issued; and 57,031,184 outstanding as of September 30, 2017 and 62,002,729 outstanding as of December 31, 2016	6	6
Class C common stock, par value $0.0001 per share – one share authorized, issued and outstanding as of September 30, 2017 and December 31, 2016	—	—
Additional paid-in capital	13,922	(30,006)
Retained earnings	34,652	71
Total stockholders' equity attributable to Camping World Holdings, Inc.	48,882	(29,740)
Non-controlling interests	55,406	(114,397)
Total stockholders' equity (deficit)	104,288	(144,137)
Total liabilities and stockholders' equity (deficit)	$2,233,379	$1,455,777

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(In Thousands Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(Restated)	(Restated)	(Restated)	(Restated)
Revenue:
Consumer services and plans	$46,169	$45,442	$144,518	$135,868
Retail
New vehicles	713,362	543,985	1,977,472	1,529,569
Used vehicles	187,463	180,972	528,897	574,866
Parts, services and other	187,750	151,090	478,169	422,316
Finance and insurance, net	100,858	67,315	267,207	187,475
Subtotal	1,189,433	943,362	3,251,745	2,714,226
Total revenue	1,235,602	988,804	3,396,263	2,850,094
Costs applicable to revenue (exclusive of depreciation and amortization shown separately below):
Consumer services and plans	20,085	19,953	61,792	59,071
Retail
New vehicles	611,361	468,339	1,692,432	1,308,753
Used vehicles	140,111	139,340	396,939	456,544
Parts, services and other	108,830	81,105	265,376	223,781
Subtotal	860,302	688,784	2,354,747	1,989,078
Total costs applicable to revenue	880,387	708,737	2,416,539	2,048,149
Operating expenses:
Selling, general, and administrative	236,174	186,255	640,108	536,966
Depreciation and amortization	8,382	6,219	22,819	18,144
(Gain) loss on sale of assets	(5)	21	(292)	(227)
Total operating expenses	244,551	192,495	662,635	554,883
Income from operations	110,664	87,572	317,089	247,062
Other income (expense):
Floor plan interest expense	(7,414)	(4,322)	(19,303)	(14,851)
Other interest expense, net	(11,012)	(12,715)	(30,973)	(38,040)
Tax Receivable Agreement liability adjustment	(96)	—	(79)	—
Other expense, net	—	—	—	(2)
	(18,522)	(17,037)	(50,355)	(52,893)
Income before income taxes	92,142	70,535	266,734	194,169
Income tax expense	(8,390)	(2,288)	(28,266)	(4,638)
Net income	83,752	68,247	238,468	189,531
Less: net income attributable to non-controlling interests	(64,163)	—	(192,013)	—
Net income attributable to Camping World Holdings, Inc.	$19,589	$68,247	$46,455	$189,531

Earnings per share of Class A common stock (1):
Basic	$0.66		$1.95
Diluted	$0.66		$1.91
Weighted average shares of Class A common stock outstanding (1):
Basic	29,522		23,854
Diluted	29,522		85,947

Dividends declared per share	$0.1532		$0.4596

(1)	Basic and diluted earnings per Class A common stock is applicable only for periods after the Company’s IPO. See Note 16 — Earnings Per Share.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statement of Stockholders' Equity (Deficit)

(In Thousands)

							Additional		Non-
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Paid-In	Retained	Controlling
	Shares	Amounts	Shares	Amounts	Shares	Amounts	Capital	Earnings	Interest	Total
Balance at January 1, 2017 (Restated)	18,936	189	62,003	6	—	—	(30,006)	71	(114,397)	(144,137)
Issuance of Class A common stock sold in a public offering, net of underwriting discounts, commissions and offering costs	4,600	46	—	—	—	—	121,399	—	—	121,445
Non-controlling interest adjustment for purchase of common units from CWGS, LLC with proceeds from a public offering	—	—	—	—	—	—	(87,203)	—	87,203	—
Issuance of Class A common stock for an acquisition by a subsidiary	164	1	—	—	—	—	5,719	—	—	5,720
Non-controlling interest adjustment for capital contribution of Class A common stock for an acquisition by a subsidiary	—	—	—	—	—	—	(3,678)	—	3,678	—
Equity-based compensation	—	—	—	—	—	—	2,792	—	—	2,792
Vesting of restricted stock units	—	—	—	—	—	—	—	—	—	—
Repurchases of Class A common stock	—	—	—	—	—	—	—	—	—	—
Redemption of LLC common units for Class A common stock	6,526	66	(4,972)	—	—	—	67,471	—	5,191	72,728
Distributions to holders of LLC common units	—	—	—	—	—	—	—	—	(124,996)	(124,996)
Dividends	—	—	—	—	—	—	—	(11,874)	—	(11,874)
Establishment of liabilities under the Tax Receivable Agreement and related changes to deferred tax assets associated with that liability	—	—	—	—	—	—	(55,858)	—	—	(55,858)
Non-controlling interest adjustment	—	—	—	—	—	—	(6,714)	—	6,714	—
Net income	—	—	—	—	—	—	—	46,455	192,013	238,468
Balance at September 30, 2017 (Restated)	30,226	$302	57,031	$6	—	$—	$13,922	$34,652	$55,406	$104,288

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(In Thousands)

	Nine Months Ended September 30,
	2017	2016
	(Restated)	(Restated)
Operating activities
Net income	$238,468	$189,531

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,819	18,144
Equity-based compensation	2,792	60
Gain on sale of assets	(292)	(227)
Provision for (recovery of) losses on accounts receivable	(23)	1,701
Accretion of original issue discount	706	915
Non-cash interest expense	3,210	3,698
Deferred income taxes	3,275	3,089
Tax Receivable Agreement liability adjustment	79	—
Change in assets and liabilities, net of acquisitions:
Receivables and contracts in transit	(64,211)	(38,415)
Inventories	(150,741)	67,255
Prepaid expenses and other assets	(6,381)	(8,324)
Checks in excess of bank balance	—	(7,478)
Accounts payable and other accrued expenses	74,198	48,245
Payment pursuant to Tax Receivable Agreement	(203)	—
Accrued rent for cease-use locations	(91)	286
Deferred revenue and gains	16,485	13,981
Other, net	37,053	3,876
Net cash provided by operating activities	177,143	296,337

Investing activities
Purchases of property and equipment	(49,759)	(29,203)
Purchase of real property	(16,820)	(12,871)
Proceeds from the sale of real property	6,000	7,291
Purchases of businesses, net of cash acquired	(345,140)	(67,690)
Proceeds from sale of property and equipment	603	3,486
Net cash used in investing activities	$(405,116)	$(98,987)

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(In Thousands)

	Nine Months Ended September 30,
	2017	2016
	(Restated)	(Restated)
Financing activities
Proceeds from long-term debt	$94,762	$134,325
Payments on long-term debt	(5,550)	(43,615)
Net borrowings on notes payable – floor plan, net	205,453	(46,277)
Borrowings on revolver	—	12,000
Payments on revolver	—	(12,000)
Payments of principal on capital lease obligations	(950)	(1,111)
Payments of principal on right to use liability	(112)	(164)
Payment of debt issuance costs	(1,176)	(2,685)
Proceeds from issuance of Class A common stock sold in a public offering net of underwriter discounts, commissions and offering expenses	121,445	—
Dividends on Class A common stock	(11,874)	—
Members' distributions	(124,996)	(214,782)
Net cash provided by (used in) financing activities	277,002	(174,309)

Increase in cash	49,029	23,041
Cash at beginning of the period	114,196	92,025
Cash at end of the period	$163,225	$115,066

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

Restatements of Previously Issued Financial Statements

Following the purchase of newly-issued common units from CWGS, LLC in connection with the IPO, the Company’s deferred tax balances have reflected the differences in the book and tax basis of its investment in CWGS, LLC (i.e., outside basis) (the “Outside Basis Deferred Tax Asset”). In connection with preparing its financial statements for the year ended December 31, 2017, the Company determined that a portion of the Outside Basis Deferred Tax Asset related to its acquisition of the direct interest in CWGS, LLC through newly issued LLC units is not expected to be realized unless the Company were to dispose of its investment in CWGS, LLC, which the Company has no current plan to do. Accordingly, the Company has determined that it should have established a valuation allowance of $102.7 million against this portion of its Outside Basis Deferred Tax Asset that was recorded through equity as of December 31, 2016. Following the establishment of the valuation allowance as of December 31, 2016, the Company recognizes subsequent changes to the valuation allowance through the provision for income taxes or equity, in accordance with generally accepted accounting principles, and at September 30, 2017 the valuation allowance was $140.8 million.

Because the Company’s consolidated financial statements as of and for the year ended December 31, 2016 included the Outside Basis Deferred Tax Asset, the Company has restated its consolidated financial statements as of and for the year ended December 31, 2016 to reflect a valuation allowance against the portion of the deferred tax asset related to the outside basis difference of $102.7 million. Accordingly, the Company has restated its condensed consolidated financial statements and related notes (including Notes 11 and 17) as of and for the three and nine months ended September 30, 2017 to reflect the effect of this 2016 adjustment on the subsequent periods (the “Restatement”). There was no impact on net income or cash flows for the related periods affected by the Restatement.

The Company also corrected for errors that were immaterial to previously-reported consolidated financial statements. These errors were identified in connection with the preparation of the financial statements for the year ended December 31, 2017, and related to i) the lack of deferral of a portion of Good Sam roadside assistance policies sold through the finance and insurance process with the sale of new and used vehicles, ii) the application of a portion of certain vendor rebates against the related inventory balances, iii) the elimination of intercompany allocation of certain revenue from new and used vehicles to consumer services and plans, and iv) the allocation of the intercompany markup between costs applicable to new and used vehicles. To quantify these errors, management performed an analysis of deferred roadside assistance policies and vendor rebates applicable to ending inventory for the years ended December 31, 2016, 2015, 2014, and 2013 and the interim periods in 2017 and 2016. The Company evaluated the materiality of these errors both qualitatively and quantitatively in accordance with Staff Accounting Bulletin (“SAB”) No. 99, Materiality, and SAB No. 108 and, determined the effect of these corrections was not material to the previously issued financial statements as of and for the years ended December 31, 2016 and 2015. As a result of also correcting these errors, new vehicles revenue, used vehicles revenue, finance and insurance, net revenue, costs applicable to revenue – new vehicles, costs applicable to revenue – used vehicles, all within the retail segment, and net income attributable to non-controlling interests and earnings per share, basic and diluted have been revised (the “Immaterial Adjustments”). There was no effect on any per share amounts prior to the quarter ended December 31, 2016 as such periods were before the Company’s IPO, see Note 16 — Earnings Per Share.

The following table presents the effect of the Restatement and the Immaterial Adjustments on the Company’s condensed consolidated balance sheets for the periods indicated.

	As of September 30, 2017			As of December 31, 2016
($ in thousands)	As Reported	Adjustment	As Corrected	As Reported	Adjustment	As Corrected
Inventories	$1,204,138	$(6,455)	$1,197,683	$909,254	$(6,543)	$902,711
Total current assets	1,548,247	(6,455)	1,541,792	1,132,705	(6,543)	1,126,162
Deferred tax asset	262,433	(138,645)	123,788	125,878	(101,445)	24,433

	As of September 30, 2017			As of December 31, 2016
($ in thousands)	As Reported	Adjustment	As Corrected	As Reported	Adjustment	As Corrected
Total assets	2,378,479	(145,100)	2,233,379	1,563,765	(107,988)	1,455,777
Deferred revenues and gains, current portion	78,934	2,788	81,722	68,643	2,485	71,128
Total current liabilities	1,204,499	2,788	1,207,287	865,937	2,485	868,422
Deferred revenues and gains, long-term portion	56,782	6,768	63,550	52,210	5,449	57,659
Total liabilities	2,119,535	9,556	2,129,091	1,591,980	7,934	1,599,914
Additional paid-in capital	157,031	(143,109)	13,922	74,239	(104,245)	(30,006)
Retained earnings	35,655	(1,003)	34,652	544	(473)	71
Total stockholders' equity (deficit) attributable to Camping World Holdings, Inc.	192,994	(144,112)	48,882	74,978	(104,718)	(29,740)
Non-controlling interest	65,950	(10,544)	55,406	(103,193)	(11,204)	(114,397)
Stockholders' equity (deficit)	258,944	(154,656)	104,288	(28,215)	(115,922)	(144,137)
Total liabilities and stockholders' equity (deficit)	2,378,479	(145,100)	2,233,379	1,563,765	(107,988)	1,455,777

The following table presents the effect of the Immaterial Adjustments on the Company’s condensed consolidated statements of operations for the periods indicated.

	Three Months Ended September 30, 2017			Three Months Ended September 30, 2016
($ in thousands)	As Reported	Adjustment	As Corrected	As Reported	Adjustment	As Corrected
Revenue:
New vehicles	$715,182	$(1,820)	$713,362	$545,154	$(1,169)	$543,985
Used vehicles	188,331	(868)	187,463	181,675	(703)	180,972
Finance and insurance, net	101,570	(712)	100,858	67,710	(395)	67,315
Retail segment revenues	1,192,833	(3,400)	1,189,433	945,629	(2,267)	943,362
Total revenue	1,239,002	(3,400)	1,235,602	991,071	(2,267)	988,804
Costs applicable to revenue- new vehicles	614,624	(3,263)	611,361	471,140	(2,801)	468,339
Costs applicable to revenue- used vehicles	138,796	1,315	140,111	138,637	703	139,340
Retail segment costs applicable to revenue	862,250	(1,948)	860,302	690,882	(2,098)	688,784
Total costs applicable to revenue	882,335	(1,948)	880,387	710,835	(2,098)	708,737
Income from operations	112,116	(1,452)	110,664	87,741	(169)	87,572
Income before income taxes	93,594	(1,452)	92,142	70,704	(169)	70,535
Income tax expense	(8,336)	(54)	(8,390)	(2,288)	—	(2,288)
Net income	85,258	(1,506)	83,752	68,416	(169)	68,247
Net income attributable to non-controlling interests	(65,131)	968	(64,163)	—	—	—
Net income attributable to Camping World Holdings, Inc.	20,127	(538)	19,589	68,416	(169)	68,247
Earnings per share of Class A common stock:
Basic	$0.68	$(0.02)	$0.66
Diluted	$0.68	$(0.02)	$0.66

	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016
($ in thousands)	As Reported	Adjustment	As Corrected	As Reported	Adjustment	As Corrected
Revenue:
New vehicles	$1,982,644	$(5,172)	$1,977,472	$1,532,919	$(3,350)	$1,529,569
Used vehicles	531,324	(2,427)	528,897	576,964	(2,098)	574,866
Finance and insurance, net	268,829	(1,622)	267,207	188,607	(1,132)	187,475
Retail segment revenues	3,260,966	(9,221)	3,251,745	2,720,806	(6,580)	2,714,226
Total revenue	3,405,484	(9,221)	3,396,263	2,856,674	(6,580)	2,850,094
Costs applicable to revenue- new vehicles	1,703,622	(11,190)	1,692,432	1,317,147	(8,394)	1,308,753
Costs applicable to revenue- used vehicles	393,436	3,503	396,939	454,659	1,885	456,544
Retail segment costs applicable to revenue	2,362,434	(7,687)	2,354,747	1,995,587	(6,509)	1,989,078
Total costs applicable to revenue	2,424,226	(7,687)	2,416,539	2,054,658	(6,509)	2,048,149
Income from operations	318,623	(1,534)	317,089	247,133	(71)	247,062
Income before income taxes	268,268	(1,534)	266,734	194,240	(71)	194,169
Income tax expense	(28,247)	(19)	(28,266)	(4,638)	—	(4,638)
Net income	240,021	(1,553)	238,468	189,602	(71)	189,531
Net income attributable to non-controlling interests	(193,036)	1,023	(192,013)	—	—	—
Net income attributable to Camping World Holdings, Inc.	46,985	(530)	46,455	189,602	(71)	189,531
Earnings per share of Class A common stock:
Basic	$1.97	$(0.02)	$1.95
Diluted	$1.92	$(0.01)	$1.91

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

2. Inventories, Net and Floor Plan Payable

Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2017	2016
New RV vehicles	$924,561	$721,091
Used RV vehicles	96,911	78,787
Parts, accessories and miscellaneous	176,211	102,833
	$1,197,683	$902,711

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
Cash paid during the period for:
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

The following table summarizes the effects of changes in ownership in CWGS, LLC on the Company’s equity:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2017	2016	2017	2016
Net income attributable to Camping World Holdings, Inc.	$19,589	$68,247	$46,455	$189,531
Transfers to non-controlling interests:
Decrease in additional paid-in capital as a result of the purchase of common units from CWGS, LLC	—	—	(87,203)	—
Decrease in additional paid-in capital as a result of the contribution of Class A common stock to CWGS, LLC for an acquisition by a subsidiary	(3,678)	—	(3,678)	—
Decrease in additional paid-in capital as a result of the vesting of restricted stock units	—	—	—	—
Increase in additional paid-in capital as a result of the redemption of common units of CWGS, LLC	13,891	—	67,471	—
Change from net income attributable to Camping World Holdings, Inc. and transfers to non-controlling interests	$29,802	$68,247	$23,045	$189,531

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

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
(In thousands except per share amounts)	2017	2017
Numerator:
Net income	$83,752	$238,468
Less: net income attributable to non-controlling interests	(64,163)	(192,013)
Net income attributable to Camping World Holdings, Inc. — basic	19,589	46,455
Add: Reallocation of net income attributable to non-controlling interests from the assumed exchange of common units of CWGS, LLC for Class A common stock	—	117,482
Net income attributable to Camping World Holdings, Inc. — diluted	$19,589	$163,937
Denominator:
Weighted-average shares of Class A common stock outstanding — basic	29,522	23,854
Dilutive common units of CWGS, LLC that are convertible into Class A common stock	—	62,093
Weighted-average shares of Class A common stock outstanding — diluted	29,522	85,947

Earnings per share of Class A common stock — basic	$0.66	$1.95
Earnings per share of Class A common stock — diluted	$0.66	$1.91

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

Reportable segment revenue, segment income, floor plan interest expense, depreciation and amortization, other interest expense, total assets, and capital expenditures are as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
($ in thousands)	2017	2016	2017	2016
Revenue:
Consumer Services and Plans	$46,169	$45,442	$144,518	$135,868
Retail	1,189,433	943,362	3,251,745	2,714,226
Total consolidated revenue	$1,235,602	$988,804	$3,396,263	$2,850,094

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
($ in thousands)	2017	2016	2017	2016
Segment income (1):
Consumer Services and Plans	$21,675	$19,847	$71,887	$63,948
Retail	91,994	70,713	255,179	188,827
Total segment income	113,669	90,560	327,066	252,775
Corporate & other	(2,037)	(1,091)	(6,461)	(2,420)
Depreciation and amortization	(8,382)	(6,219)	(22,819)	(18,144)
Other interest expense, net	(11,012)	(12,715)	(30,973)	(38,040)
Tax Receivable Agreement liability adjustment	(96)	—	(79)	—
Other expense, net	—	—	—	(2)
Income from operations before income taxes	$92,142	$70,535	$266,734	$194,169

(1)	Segment income is defined as income from operations before depreciation and amortization plus floor plan interest expense.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
($ in thousands)	2017	2016	2017	2016
Depreciation and amortization:
Consumer Services and Plans	$888	$926	$2,889	2,777
Retail	7,266	5,293	19,587	15,367
Total	8,154	6,219	22,476	18,144
Corporate & other	228	—	343	—
Total depreciation and amortization	$8,382	$6,219	$22,819	$18,144

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
($ in thousands)	2017	2016	2017	2016
Other interest expense, net:
Consumer Services and Plans	$1	$4	$5	$12
Retail	1,423	1,482	4,375	4,250
Total	1,424	1,486	4,380	4,262
Corporate & other	9,588	11,229	26,593	33,778
Total interest expense	$11,012	$12,715	$30,973	$38,040

	September 30,	December 31,
($ in thousands)	2017	2016
Assets:
Consumer Services and Plans	$122,273	$152,689
Retail	1,894,183	1,228,707
Total	2,016,456	1,381,396
Corporate & other	216,923	74,381
Total assets	$2,233,379	$1,455,777

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

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes included in Part I, Item 1 of this Form 10-Q/A, as well as our Annual Report. This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various important factors, including those set forth under “Risk Factors” included in Part I, Item 1A of our Annual Report and Part II, Item 1A of this Form 10-Q/A, “Cautionary Note Regarding Forward-Looking Statements” and in other parts of this Form 10-Q/A. Except to the extent that differences among reportable segments are material to an understanding of our business taken as a whole, we present the discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations on a consolidated basis.

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

As discussed in Note 9 — Acquisitions to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q/A, we have exercised the Designation Rights and assumed 15 Gander Mountain retail leases on October 6, 2017, in addition to the two Overton’s retail leases assumed at the closing of the Gander Mountain Acquisition. The Designation Rights expired on October 6, 2017. Contingent on our final lease negotiations, our current plan is to open the initial 15 to 20 Gander Mountain stores, which will be rebranded as Gander Outdoors, by the end of the first quarter of 2018 and another 40 to 45 stores during the second and third quarters of 2018, with measured growth thereafter. Outside of the 15 Gander Mountain retail leases assumed under the Designation Rights, we expect to enter into new leases directly with the lessors for the other locations. As a result, we will begin to incur meaningful incremental expenses without the benefit of the full revenue as we begin to ramp the Gander Outdoors business and open stores. We believe Gander Mountain’s and Overton’s consumers’ affinity to the outdoor lifestyle complements our businesses with potential opportunities to build on our Good Sam strategy of selling clubs, warranties, insurance and other related products.

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

Retail Locations.  We open new retail locations through organic growth and acquisitions. Our new retail locations are one of the primary ways in which we attract new customers to our business. Our retail locations typically offer our full array of products and services, including new and used RVs, RV financing, protection plans, a selection of OEM and aftermarket repair parts, RV accessories, RV maintenance products, supplies, and other outdoor lifestyle products. For the three months ended September 30, 2017 and 2016, we opened one and zero acquired retail locations, respectively, opened zero greenfield locations in both periods, and opened zero acquired Overton’s locations in both periods. For the nine months ended September 30, 2017 and 2016, we opened fifteen and four acquired retail locations, opened one and one greenfield locations, and opened two and zero acquired Overton’s locations, respectively. In addition, during the three months ended September 30, 2017, as a result of the acquisitions of TheHouse.com and W82, we acquired two TheHouse.com and one W82 retail locations (see Note 9 — Acquisitions to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q/A).

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

As of September 30, 2017 and 2016, we had, respectively, a base of 115 and 107 same stores, of which 17 of those same stores did not include dealerships. For the three months ended September 30, 2017 and 2016, our aggregate same store sales were $979.2 million and $895.8 million, respectively. For the nine months ended September 30, 2017 and 2016, our aggregate same store sales were $2.8 billion and $2.6 billion, respectively. As of September 30, 2017 and 2016, we had, respectively, a total of 137 and 120 Camping World retail locations, and two and zero Overton’s locations.

Other Key Performance Indicators

Gross Profit and Gross Margins.  Gross profit is our total revenue less our total costs applicable to revenue. Our total costs applicable to revenue primarily consists of the cost of goods and cost of sales. Gross margin is gross profit as a percentage of revenue.

Our gross profit is variable in nature and generally follows changes in our revenue. While gross margins for our Retail segment are lower than our gross margins for our Consumer Services and Plans segment, our Retail segment generates significant gross profit and is a primary means of acquiring new customers, to which we then cross‑sell our higher margin products and services with recurring revenue. We believe the overall growth of our Retail segment will allow us to continue to drive growth in gross profits due to our ability to cross‑sell our consumer services and plans to our increasing Active Customer base. For the three months ended September 30, 2017 and 2016, gross profit was $26.1 million and $25.5 million, respectively, and gross margin was 56.5% and 56.1%, respectively, for our Consumer Services and Plans segment, and gross profit was $329.1 million and $254.6 million, respectively, and gross margin was 27.7% and 27.0%, respectively, for our Retail segment. For the nine months ended September 30, 2017 and 2016, gross profit was $82.7 million and $76.8 million, respectively, and gross margin was 57.2% and 56.5%, respectively, for our Consumer Services and Plans segment, and gross profit was $897.0 million and $725.1 million, respectively, and gross margin was 27.6% and 26.7%, respectively, for our Retail segment.

SG&A as a percentage of Gross Profit.  Selling, general and administrative (“SG&A”) expenses as a percentage of gross profit allows us to monitor our expense control over a period of time. SG&A consists primarily of wage‑related expenses, selling expenses related to commissions and advertising, lease expenses and corporate overhead expenses. We calculate SG&A expenses as a percentage of gross profit by dividing SG&A expenses for the period by total gross profit. For the three months ended September 30, 2017 and 2016, SG&A as a percentage of gross profit was 66.5% and 66.5%, respectively. For the nine months ended September 30, 2017 and 2016, SG&A as a percentage of gross profit was 65.3% and 67.0%, respectively. We expect SG&A expenses to increase as we open new retail locations through organic growth and acquisitions, which we also expect will drive increases in revenue and gross profit. Additionally, we expect that our SG&A expenses will increase in future periods in part due to additional legal, accounting, insurance and other expenses that we expect to incur as a result of being a public company, including compliance with the Sarbanes‑Oxley Act and the related rules and regulations.

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

The following table reconciles EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin to the most directly comparable GAAP financial performance measures, which are net income, net income, and net income margin, respectively:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
($ in thousands)	2017	2016	2017	2016
EBITDA:
Net income	$83,752	$68,247	$238,468	$189,531
Other interest expense, net	11,012	12,715	30,973	38,040
Depreciation and amortization	8,382	6,219	22,819	18,144
Income tax expense	8,390	2,288	28,266	4,638
Subtotal EBITDA	111,536	89,469	320,526	250,353
Loss (gain) on sale of assets (a)	(5)	21	(292)	(225)
Monitoring fee (b)	—	625	—	1,875
Equity-based compensation (c)	1,204	—	2,792	60
Loss on remeasurement of Tax Receivable Agreement (d)	96	—	79	—
Acquisitions - transaction expense (e)	453	—	2,553	—
Acquisitions - pre-opening costs (f)	7,318	—	8,669	—
Adjusted EBITDA	$120,602	$90,115	$334,327	$252,063

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(as percentage of total revenue)	2017	2016	2017	2016
EBITDA margin:
Net income margin	6.8%	6.9%	7.0%	6.6%
Other interest expense, net	0.9%	1.3%	0.9%	1.3%
Depreciation and amortization	0.7%	0.6%	0.7%	0.6%
Income tax expense	0.7%	0.2%	0.8%	0.2%
Subtotal EBITDA margin	9.0%	9.0%	9.4%	8.8%
Loss (gain) on sale of assets (a)	(0.0%)	0.0%	(0.0%)	(0.0%)
Monitoring fee (b)	—	0.1%	—	0.1%
Equity-based compensation (c)	0.1%	—	0.1%	0.0%
Loss on remeasurement of Tax Receivable Agreement (d)	0.0%	—	0.0%	—
Acquisition transaction expense (e)	0.0%	—	0.1%	—
Acquisitions - pre-opening costs (f)	0.6%	—	0.3%	—
Adjusted EBITDA margin	9.8%	9.1%	9.8%	8.8%

(a)	Represents an adjustment to eliminate the losses and gains on sales of various assets.
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

The following table reconciles Adjusted Pro Forma Net Income and Adjusted Pro Forma Earnings Per Fully Exchanged and Diluted Share to the most directly comparable GAAP financial performance measure, which is net income attributable to Camping World Holdings, Inc. and weighted-average shares of Class A common stock outstanding — diluted:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(In thousands except per share amounts)	2017	2016	2017	2016
Numerator:
Net income attributable to Camping World Holdings, Inc.	$19,589	$68,247	$46,455	$189,531
Adjustments:
Reallocation of net income attributable to non-controlling interests from the assumed exchange of common units in CWGS, LLC (a)	64,163	—	192,013	—
Loss (gain) on sale of assets (b)	(5)	21	(292)	(225)
Monitoring fee (c)	—	625	—	1,875
Equity-based compensation (d)	1,204	—	2,792	60
Loss on remeasurement of Tax Receivable Agreement (e)	96	—	79	—
Acquisitions - transaction expense (f)	453	—	2,553	—
Acquisitions - pre-opening costs (g)	7,318	—	8,669	—
Income tax expense (h)	(25,307)	(24,235)	(75,627)	(70,050)
Adjusted pro forma net income	$67,511	$44,658	$176,642	$121,191
Denominator:
Weighted-average Class A common shares outstanding - diluted	29,522	—	85,947	—
Adjustments:
Assumed exchange of post-IPO common units in CWGS, LLC for shares of Class A common stock (a)	58,930	—	—	—
Assumed exchange of pre-IPO common unit equivalent of membership interests in CWGS, LLC (i)	—	71,900	—	72,157
Assumed issuance of Class A common stock in connection with IPO (j)	—	11,872	—	11,872
Dilutive options to purchase Class A common stock	219	—	140	—
Dilutive restricted stock units	128	—	82	—
Adjusted pro forma fully exchanged weighted average Class A common shares outstanding - diluted	88,799	83,772	86,169	84,029
Adjusted pro forma earnings per fully exchanged and diluted share	$0.76	$0.53	$2.05	$1.44

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

Results of Operations

Three and Nine Months Ended September 30, 2017 Compared to Three and Nine Months Ended September 30, 2016

The following table sets forth information comparing the components of net income for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended						Nine Months Ended
	September 30, 2017		September 30, 2016				September 30, 2017		September 30, 2016
		Percent of		Percent of	Favorable/ (Unfavorable)			Percent of		Percent of	Favorable/ (Unfavorable)
($ in thousands)	Amount (1)	Revenue	Amount (1)	Revenue	$	%	Amount (1)	Revenue	Amount (1)	Revenue	$	%

Revenue:
Consumer Services and Plans	$46,169	3.7%	$45,442	4.6%	$727	1.6%	$144,518	4.3%	$135,868	4.8%	$8,650	6.4%
Retail
New vehicles	713,362	57.7%	543,985	55.0%	169,377	31.1%	1,977,472	58.2%	1,529,569	53.7%	447,903	29.3%
Used vehicles	187,463	15.2%	180,972	18.3%	6,491	3.6%	528,897	15.6%	574,866	20.2%	(45,969)	-8.0%
Parts, services and other	187,750	15.2%	151,090	15.3%	36,660	24.3%	478,169	14.1%	422,316	14.8%	55,853	13.2%
Finance and insurance, net	100,858	8.2%	67,315	6.8%	33,543	49.8%	267,207	7.9%	187,475	6.6%	79,732	42.5%
Subtotal	1,189,433	96.3%	943,362	95.4%	246,071	26.1%	3,251,745	95.7%	2,714,226	95.2%	537,519	19.8%
Total revenue	1,235,602	100.0%	988,804	100.0%	246,798	25.0%	3,396,263	100.0%	2,850,094	100.0%	546,169	19.2%

Gross profit (exclusive of depreciation and amortization shown separately below):
Consumer Services and Plans	26,084	2.1%	25,489	2.6%	595	2.3%	82,726	2.4%	76,797	2.7%	5,929	7.7%
Retail
New vehicles	102,001	8.3%	75,646	7.7%	26,355	34.8%	285,040	8.4%	220,816	7.7%	64,224	29.1%
Used vehicles	47,352	3.8%	41,632	4.2%	5,720	13.7%	131,958	3.9%	118,322	4.2%	13,636	11.5%
Parts, services and other	78,920	6.4%	69,985	7.1%	8,935	12.8%	212,793	6.3%	198,535	7.0%	14,258	7.2%
Finance and insurance, net	100,858	8.2%	67,315	6.8%	33,543	49.8%	267,207	7.9%	187,475	6.6%	79,732	42.5%
Subtotal	329,131	26.6%	254,578	25.7%	74,553	29.3%	896,998	26.4%	725,148	25.4%	171,850	23.7%
Total gross profit	355,215	28.7%	280,067	28.3%	75,148	26.8%	979,724	28.8%	801,945	28.1%	177,779	22.2%

Operating expenses:
Selling, general and administrative expenses	236,174	19.1%	186,255	18.8%	(49,919)	-26.8%	640,108	18.8%	536,966	18.8%	(103,142)	-19.2%
Depreciation and amortization	8,382	0.7%	6,219	0.6%	(2,163)	-34.8%	22,819	0.7%	18,144	0.6%	(4,675)	-25.8%
Gain on asset sales	(5)	0.0%	21	0.0%	26	-123.8%	(292)	0.0%	(227)	0.0%	65	28.6%
Income from operations	110,664	9.0%	87,572	8.9%	23,092	26.4%	317,089	9.3%	247,062	8.7%	70,027	28.3%
Other income (expense):
Floor plan interest expense	(7,414)	-0.6%	(4,322)	-0.4%	(3,092)	-71.5%	(19,303)	-0.6%	(14,851)	-0.5%	(4,452)	-30.0%
Other interest expense, net	(11,012)	-0.9%	(12,715)	-1.3%	1,703	13.4%	(30,973)	-0.9%	(38,040)	-1.3%	7,067	18.6%
Tax Receivable Agreement liability adjustment	(96)	0.0%	—	0.0%	(96)	-100.0%	(79)	0.0%	—	0.0%	(79)	-100.0%
Other expense, net	—	0.0%	—	0.0%	—	-100.0%	—	0.0%	(2)	0.0%	2	-100.0%
	(18,522)	-1.5%	(17,037)	-1.7%	(1,485)	-8.7%	(50,355)	-1.5%	(52,893)	-1.9%	2,538	4.8%
Income before income taxes	92,142	7.5%	70,535	7.1%	21,607	30.6%	266,734	7.9%	194,169	6.8%	72,565	37.4%
Income tax expense	(8,390)	-0.7%	(2,288)	-0.2%	(6,102)	-266.7%	(28,266)	-0.8%	(4,638)	-0.2%	(23,628)	-509.4%
Net income	83,752	6.8%	68,247	6.9%	15,505	22.7%	238,468	7.0%	189,531	6.6%	48,937	25.8%
Less: net income attributable to non-controlling interests	(64,163)	-5.2%	—	0.0%	(64,163)	-100.0%	(192,013)	-5.7%	—	0.0%	(192,013)	-100.0%
Net income attributable to Camping World Holdings, Inc.	$19,589	1.6%	$68,247	6.9%	$(48,658)	-71.3%	$46,455	1.4%	$189,531	6.6%	$(143,076)	-75.5%

(1)	As described in Note 1 to the unaudited condensed consolidated financial statements and related notes included in this Quarterly Report, certain of this data has been restated.

Three Months Ended September 30, 2017 compared to Three Months Ended September 30, 2016

Total revenue was $1.2 billion for the three months ended September 30, 2017, an increase of $246.8 million, or 25.0%, as compared to $988.8 million for the three months ended September 30, 2016. The increase was primarily driven by the 33.3% increase in new vehicle unit sales in our Retail segment, and corresponding revenue increases from variable products such as parts, services and other, and finance and insurance.

Nine Months Ended September 30, 2017 compared to Nine Months Ended September 30, 2016

Total revenue was $3.4 billion for the nine months ended September 30, 2017, an increase of $546.2 million, or 19.2%, as compared to $2.9 billion for the nine months ended September 30, 2016. The increase was primarily driven by the 34.6% increase in new vehicle unit sales in our Retail segment, and a corresponding revenue increase from our variable finance and insurance products.

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

Retail:

New Vehicles

	Three Months Ended						Nine Months Ended
	September 30, 2017		September 30, 2016		Favorable/		September 30, 2017		September 30, 2016		Favorable/
($ in thousands,		Percent of		Percent of	(Unfavorable)			Percent of		Percent of	(Unfavorable)
except per vehicle data)	Amount	Revenue	Amount	Revenue	$	%	Amount	Revenue	Amount	Revenue	$	%

Revenue	$713,362	100.0%	$543,985	100.0%	$169,377	31.1%	$1,977,472	100.0%	$1,529,569	100.0%	$447,903	29.3%

Gross profit	102,001	14.3%	75,646	13.9%	26,355	34.8%	285,040	14.4%	220,816	14.4%	64,224	29.1%

New vehicle unit sales	19,107		14,333		4,774	33.3%	54,800		40,718		14,082	34.6%

Three Months Ended September 30, 2017 compared to Three Months Ended September 30, 2016

New vehicle revenue was $713.4 million for the three months ended September 30, 2017, an increase of $169.4 million, or 31.1%, as compared to $544.0 million for the three months ended September 30, 2016. The increase was primarily due to a 33.3% increase in new vehicle unit sales primarily attributable to a same store sales increase of 14.4% driven by increases in travel trailers, Class C and fifth wheel units. The balance of the increase was from acquired locations and the greenfield location opened in June 2017. These increases were partially offset by a 1.6% decrease in the average sales price per unit resulting from a product mix shift toward lower priced towable units.

New vehicle gross profit was $102.0 million for the three months ended September 30, 2017, an increase of $26.4 million, or 34.8%, as compared to $75.6 million for the three months ended September 30, 2016. The increase was primarily due to the 33.3% increase in new vehicle unit sales and a 1.1% increase in average gross profit per unit. Gross margin increased to 14.3% from 13.9% in the three months ended September 30, 2016.

Nine Months Ended September 30, 2017 compared to Nine Months Ended September 30, 2016

New vehicle revenue was $2.0 billion for the nine months ended September 30, 2017, an increase of $447.9 million, or 29.3%, as compared to $1.5 billion for the nine months ended September 30, 2016. The increase was primarily due to a 34.6% increase in new vehicle unit sales primarily attributable to a same store sales increase of 16.9% driven by increases in travel trailers, Class C and fifth wheel units. The balance of the increase was from acquired locations and the greenfield location opened in June 2017. These increases were partially offset by a 3.9% decrease in the average sales price per unit resulting from a product mix shift toward lower priced towable units.

New vehicle gross profit was $285.0 million for the nine months ended September 30, 2017, an increase of $64.2 million, or 29.1%, as compared to $220.8 million for the nine months ended September 30, 2016. The increase was primarily due to the 34.6% increase in new vehicle unit sales partially offset by a 4.1% decrease in average gross profit per unit resulting from a product mix shift toward lower priced towable units. Gross margin remained unchanged versus prior year at 14.4% for the nine months ended September 30, 2016.

Used Vehicles

	Three Months Ended						Nine Months Ended
	September 30, 2017		September 30, 2016		Favorable/		September 30, 2017		September 30, 2016		Favorable/
($ in thousands,		Percent of		Percent of	(Unfavorable)			Percent of		Percent of	(Unfavorable)
except per vehicle data)	Amount	Revenue	Amount	Revenue	$	%	Amount	Revenue	Amount	Revenue	$	%

Revenue	$187,463	100.0%	$180,972	100.0%	$6,491	3.6%	$528,897	100.0%	$574,866	100.0%	$(45,969)	-8.0%

Gross profit	47,352	25.3%	41,632	23.0%	5,720	13.7%	131,958	24.9%	118,322	20.6%	13,636	11.5%

Used vehicle unit sales	8,557		7,986		571	7.2%	24,146		25,918		(1,772)	-6.8%

Three Months Ended September 30, 2017 compared to Three Months Ended September 30, 2016

Used vehicle revenue was $187.5 million for the three months ended September 30, 2017, an increase of $6.5 million, or 3.6%, as compared to $181.0 million for the three months ended September 30, 2016. The increase was primarily due to a 7.2% increase in the volume of used units sold, mostly travel trailers at our new stores, partially offset by a same store sales decrease of 7.9%.

Used vehicle gross profit was $47.4 million for the three months ended September 30, 2017, an increase of $5.7 million, or 13.7%, as compared to $41.6 million for the three months ended September 30, 2016. This increase primarily resulted from the 7.2% increase in unit volume consisting of increases for nearly all product types, and a shift towards higher-margined towable units, resulting in a 6.1% increase in gross profit per unit. Gross margin increased to 25.3% from 23.0% in the three months ended September 30, 2016.

Nine Months Ended September 30, 2017 compared to Nine Months Ended September 30, 2016

Used vehicle revenue was $528.9 million for the nine months ended September 30, 2017, a decrease of $46.0 million, or 8.0%, as compared to $574.9 million for the nine months ended September 30, 2016. The decrease was primarily due to reduced inventory availability, resulting from fewer trades on new vehicle unit sales, and the elimination of the automobile unit business as a result of the distribution of the AutoMatch business during the nine months ended September 30, 2016, driving a 6.8% decrease in used vehicle unit sales. Same store sales decreased by 9.6% with the remaining decrease driven by the disposition of the AutoMatch business.

Used vehicle gross profit was $132.0 million for the nine months ended September 30, 2017, an increase of $13.6 million, or 11.5%, as compared to $118.3 million for the nine months ended September 30, 2016. The increase was primarily attributable to increases for nearly all product types and elimination of lower margin auto sales upon the disposition of the AutoMatch business during the second quarter of 2016, resulting in a 19.7% increase in gross profit per unit and a gross margin increase of 437 basis points, partially offset by a 6.8% decrease in vehicle unit sales.

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

Finance and Insurance, net

	Three Months Ended						Nine Months Ended
	September 30, 2017		September 30, 2016		Favorable/		September 30, 2017		September 30, 2016		Favorable/
		Percent of		Percent of	(Unfavorable)			Percent of		Percent of	(Unfavorable)
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%	Amount	Revenue	Amount	Revenue	$	%

Revenue	$100,858	100.0%	$67,315	100.0%	$33,543	49.8%	$267,207	100.0%	$187,475	100.0%	$79,732	42.5%

Gross profit	100,858	100.0%	67,315	100.0%	33,543	49.8%	267,207	100.0%	187,475	100.0%	79,732	42.5%

Three Months Ended September 30, 2017 compared to Three Months Ended September 30, 2016

Finance and insurance, net revenue and gross profit were each $100.9 million for the three months ended September 30, 2017, an increase of $33.5 million, or 49.8%, as compared to $67.3 million for the three months ended September 30, 2016. The increase was primarily due to incremental vehicle finance contracts assigned due to higher vehicle unit sales and higher finance and insurance sales penetration rates resulting from a 30.2% increase in same store sales and the remainder from acquired locations and the greenfield location opened in June 2017. Finance and insurance, net revenue as a percentage of total new and used vehicle revenue increased to 11.2% for the three months ended September 30, 2017 from 9.3% for the comparable period in 2016.

Nine Months Ended September 30, 2017 compared to Nine Months Ended September 30, 2016

Finance and insurance, net revenue and gross profit were each $267.2 million for the nine months ended September 30, 2017, an increase of $79.7 million, or 42.5%, as compared to $187.5 million for the nine months ended September 30, 2016. The increase was primarily due to incremental vehicle finance contracts assigned due to higher vehicle unit sales, higher finance and insurance sales penetration rates, a 29.6% increase in same store sales, and the remainder from acquired locations and the greenfield location opened in June 2017. Finance and insurance, net revenue as a percentage of total new and used vehicle revenue increased to 10.7% for the nine months ended September 30, 2017 from 8.9% for the comparable period in 2016.

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

Segment results

The following table sets forth a reconciliation of total segment income to consolidated income from operations before income taxes for each of our segments for the period presented:

	Three Months Ended						Nine Months Ended
	September 30, 2017		September 30, 2016		Favorable/		September 30, 2017		September 30, 2016		Favorable/
		Percent of		Percent of	(Unfavorable)			Percent of		Percent of	(Unfavorable)
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%	Amount	Revenue	Amount	Revenue	$	%
Revenue:
Consumer Services and Plans	$46,169	3.7%	$45,442	4.6%	$727	1.6%	$144,518	4.3%	$135,868	4.8%	$8,650	6.4%
Retail	1,189,433	96.3%	943,362	95.4%	246,071	26.1%	3,251,745	95.7%	2,714,226	95.2%	537,519	19.8%
Total consolidated revenue	1,235,602	100.0%	988,804	100.0%	246,798	25.0%	3,396,263	100.0%	2,850,094	100.0%	546,169	19.2%
Segment income:(1)
Consumer Services and Plans	21,675	1.8%	19,847	2.0%	1,828	9.2%	71,887	2.1%	63,948	2.2%	7,939	12.4%
Retail	91,994	7.4%	70,713	7.2%	21,281	30.1%	255,179	7.5%	188,827	6.6%	66,352	35.1%
Total segment income	113,669	9.2%	90,560	9.2%	23,109	25.5%	327,066	9.6%	252,775	8.9%	74,291	29.4%
Corporate & other	(2,037)	-0.2%	(1,091)	-0.1%	(946)	-86.7%	(6,461)	-0.2%	(2,420)	-0.1%	(4,041)	-167.0%
Depreciation and amortization	(8,382)	-0.7%	(6,219)	-0.6%	(2,163)	-34.8%	(22,819)	-0.7%	(18,144)	-0.6%	(4,675)	-25.8%
Other interest expense, net	(11,012)	-0.9%	(12,715)	-1.3%	1,703	13.4%	(30,973)	-0.9%	(38,040)	-1.3%	7,067	18.6%
Tax Receivable Agreement liability adjustment	(96)	0.0%	—	0.0%	(96)	-100.0%	(79)	0.0%	—	0.0%	(79)	-100.0%
Other non-operating expense, net	—	0.0%	—	0.0%	—	-100.0%	—	0.0%	(2)	0.0%	2	-100.0%
Income from operations before income taxes	$92,142	7.5%	$70,535	7.1%	$21,607	30.6%	$266,734	7.9%	$194,169	6.8%	$72,565	37.4%

(1)	Segment income represents income for each of our reportable segments and is defined as income from operations before depreciation and amortization, plus floor plan interest expense.

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

Retail segment revenue

Three Months Ended September 30, 2017 compared to Three Months Ended September 30, 2016

Retail segment revenue was $1.2 billion for the three months ended September 30, 2017, an increase of $246.1 million, or 26.1%, as compared to $943.4 million for the three months ended September 30, 2016. The increase was primarily due to the 33.3% increase in new vehicle unit volume which resulted from a 9.3% increase in same store sales, as described below, and the acquired locations.

Nine Months Ended September 30, 2017 compared to Nine Months Ended September 30, 2016

Retail segment revenue was $3.3 billion for the nine months ended September 30, 2017, an increase of $537.5 million, or 19.8%, as compared to $2.7 billion for the nine months ended September 30, 2016. The increase was primarily due to the 34.6% increase in new vehicle unit volume which resulted from a 9.8% increase in same store sales, as described below, the acquired locations, and the greenfield location opened in June 2017.

Same store sales

Three Months Ended September 30, 2017 compared to Three Months Ended September 30, 2016

Same store sales were $979.2 million for the three months ended September 30, 2017, an increase of $83.4 million, or 9.3%, as compared to $895.8 million for the three months ended September 30, 2016. The increase was primarily due to the increased volume of new towable and Class C motorhome units sold and the revenue increase from finance and insurance, partially offset by a decrease in same store sales from used vehicle units sold.

Nine Months Ended September 30, 2017 compared to Nine Months Ended September 30, 2016

Same store sales were $2.8 billion for the nine months ended September 30, 2017, an increase of $251.3 million, or 9.8%, as compared to $2.6 billion for the nine months ended September 30, 2016. The increase was primarily due to the increased volume of new towable and Class C motorhome units sold and the revenue increase from finance and insurance, partially offset by a decrease in same store sales from used vehicle units sold.

Total segment income

Three Months Ended September 30, 2017 compared to Three Months Ended September 30, 2016

Total segment income was $113.7 million for the three months ended September 30, 2017, an increase of $23.1 million, or 25.5%, as compared to $90.6 million for the three months ended September 30, 2016. The increase was primarily due to gross profit increases from finance and insurance and new vehicles, partially offset by increases in variable selling, general and administrative expenses. Total segment income margin increased 4 basis points to 9.2%.

Nine Months Ended September 30, 2017 compared to Nine Months Ended September 30, 2016

Total segment income was $327.1 million for the nine months ended September 30, 2017, an increase of $74.3 million, or 29.4%, as compared to $252.8 million for the nine months ended September 30, 2016. The increase was primarily due to gross profit increases from finance and insurance and new vehicles, partially offset by increases in variable selling, general and administrative expenses. Total segment income margin increased 76 basis points to 9.6%.

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

Retail segment income

Three Months Ended September 30, 2017 compared to Three Months Ended September 30, 2016

Retail segment income was $92.0 million for the three months ended September 30, 2017, an increase of $21.3 million, or 30.1%, as compared to $70.7 million for the three months ended September 30, 2016. The increase was primarily due to increased segment gross profit of $74.6 million primarily due to higher revenue and sales penetration of finance and insurance products, an increase of $26.4 million primarily from increased new vehicle unit volume of 4,774 units for the three months ended September 30, 2017 compared to the three months ended September 30, 2016, an increase of $8.9 million from parts, services and other, and an increase of $5.7 million from used vehicles; partially offset by increased selling, general and administrative expenses of $50.3 million primarily due to increased variable wages relating to increased revenue, increased variable selling expenses; and an increase of approximately $3.0 million in floor plan interest expense relating to an increase in the average floor plan balance. Retail segment income margin increased 24 basis points to 7.7%, primarily due to increased penetration of the finance and insurance revenue to 11.2% of total new and used revenue, from 9.3% for the comparable prior year period, increased used vehicle gross margin of 225 basis points, and decreased selling, general and administrative expenses as a percentage of segment gross profit of 67 basis points, partially offset by a reduction of 429 basis points in parts, services and other gross margin.

Nine Months Ended September 30, 2017 compared to Nine Months Ended September 30, 2016

Retail segment income was $255.2 million for the nine months ended September 30, 2017, an increase of $66.4 million, or 35.1%, as compared to $188.8 million for the nine months ended September 30, 2016. The increase was primarily due to increased segment gross profit of $171.9 million primarily due to higher revenue and sales penetration of finance and insurance products, an increase of $63.3 million primarily from increased new vehicle unit volume of 14,082 units for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, an increase of $15.6 million from used vehicles, and an increase of $14.3 million from parts, services and other; partially offset by increased selling, general and administrative expenses of $101.0 million primarily relating to increased variable wages relating to increased revenue, increased variable selling expense and increased rent relating to new stores; and an increase in floor plan interest expense of approximately $4.5 million relating to an increase in the average floor plan balance. Retail segment income margin increased 89 basis points to 7.8%, primarily due to increased penetration of the finance and insurance revenue to 10.7% of total new and used revenue, from 8.9% for the comparable prior year period, increased used vehicle gross margin of 437 basis points, and decreased selling, general and administrative expenses as a percentage of segment gross profit of 251 basis points.

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

As of September 30, 2017 and December 31, 2016, we had working capital of $334.5 million and $257.7 million, respectively, including $163.2 million and $114.2 million, respectively, of cash and cash equivalents. Our working capital reflects the cash provided by deferred revenue and gains reported under current liabilities of $81.7 million and $71.1 million as of September 30, 2017 and December 31, 2016, respectively, which reduces working capital. Deferred revenue primarily consists of cash collected for club memberships in advance of services to be provided, which is deferred and recognized as revenue over the life of the membership. We use net proceeds from this deferred membership revenue to lower our long-term borrowings and finance our working capital needs.

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

Cash Flow

The following table shows summary cash flows information for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended
	September 30,
(In thousands)	2017	2016
Net cash provided by operating activities	$177,143	$296,337
Net cash used in investing activities	(405,116)	(98,987)
Net cash provided by (used in) financing activities	277,002	(174,309)
Net increase in cash and cash equivalents	$49,029	$23,041

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

Net cash provided by operating activities was $177.1 million for the nine months ended September 30, 2017, a decrease of $119.2 million from $293.3 million net cash provided by operating activities for the nine months ended September 30, 2016. The decrease was primarily due to $218.0 million from increases in inventory balances, partially offset by a $26.0 million increase in accounts payable and accrued liabilities, $23.9 million of other net favorable changes, and a $48.9 million increase in net income.

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

Net cash used in investing activities was $405.1 million for the nine months ended September 30, 2017. The $405.1 million of cash used in investing activities was primarily composed of  $345.1 million for the acquisition of fifteen retail locations,  three consumer shows, Gander Mountain and Overton’s, TheHouse.com, and W82 (see Note 9 — Acquisitions to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q/A). The remaining cash used in investing activities was composed of approximately $49.8 million of capital expenditures and $16.8 for the purchase of real property, partially offset by proceeds of $6.0 million from the sale of real property and $0.6 million from the sale of property and equipment.

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

Our net cash provided by financing activities was $277.0 million for the nine months ended September 30, 2017. The $277.0 million of cash provided by financing activities was primarily due to $205.5 million of borrowings under the Floor Plan Facility, $121.4 million of proceeds we received from the May 2017 Public Offering, and $94.8 million of net proceeds from long-term debt, partially offset by $125.0 million of non-controlling interest member distributions, $11.9 million of dividends paid on Class A common stock, $5.6 million of principal payments under the Existing Term Loan Facility, and other financing uses of $2.2 million during the nine months ended September 30, 2017.

Our net cash used in financing activities was $174.3 million for the nine months ended September 30, 2016. The $174.3 million of cash used in financing activities was primarily due to $214.8 million of member distributions, $46.3 million of principal payments under the Floor Plan Facility, principal payments under the Previous Senior Secured Credit Facilities of $43.6 million, and other financing uses of $3.9 million, partially offset by $134.3 million of borrowings under the Floor Plan Facility during the nine months ended September 30, 2016.

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

Existing Senior Secured Credit Facilities

The following table details the outstanding amounts and available borrowings under our Existing Senior Secured Credit Facilities as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30,	December 31,
	2017	2016
Existing Senior Secured Credit Facilities:
Existing Term Loan Facility:
Principal amount of borrowings	$740,000	$645,000
Less: cumulative principal payments	(5,550)	—
Less: unamortized original issue discount	(5,880)	(6,349)
Less: finance costs	(11,663)	(11,898)
	716,907	626,753
Less: current portion	(7,400)	(6,450)
Long-term debt, net of current portion	$709,507	$620,303
Existing Revolving Credit Facility:
Total commitment	$35,000	$35,000
Less: outstanding letters of credit	(3,237)	(3,237)

	September 30,	December 31,
	2017	2016
Additional borrowing capacity	$31,763	$31,763

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

Floor Plan Facility

The following table details the outstanding amounts and available borrowings under our Floor Plan Facility as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30,	December 31,
	2017	2016
Floor Plan Facility:
Notes payable — floor plan:
Total commitment	$1,165,000	$1,165,000
Less: borrowings	(799,682)	(625,185)
Less: flooring line aggregate interest reduction account	(91,110)	(68,469)
Additional borrowing capacity	274,208	471,346
Less: accounts payable for sold inventory	(52,648)	(21,692)
Less: purchase commitments	(97,144)	(38,765)
Unencumbered borrowing capacity	$124,416	$410,889

Letters of credits:
Total commitment	$15,000	$15,000
Less: outstanding letters of credit	(8,020)	(8,020)
Additional borrowing capacity	$6,980	$6,980

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

Deferred Revenue and Gains

Deferred revenue and gains consist of our sales for products not yet recognized as revenue at the end of a given period and deferred gains on sale-leaseback and derecognition of right to use asset transactions. Our deferred revenue and deferred gains as of September 30, 2017 were $133.8 million and

$11.5 million, respectively. Deferred revenue is expected to be recognized as revenue and deferred gains are expected to be recognized ratably over the lease terms as an offset to rent expense.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2017, the end of the period covered by the Original Filing. Based on this evaluation, our CEO and CFO originally concluded that our disclosure controls and procedures were not effective at reasonable assurance level as of September 30, 2017.

Subsequent to the Original Filing, in connection with the restatement discussed in the Explanatory Note to this Form 10-Q/A (the “Explanatory Note”) and in Note 1 to our unaudited condensed consolidated financial statements (“Note 1”), our management, with the participation of our CEO and CFO, re-assessed the effectiveness of our disclosure controls and procedures. Based on this evaluation, our CEO and CFO concluded that such controls were not effective at the reasonable assurance level as of September 30, 2017 as a result of the material weaknesses discussed below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. As discussed in the Explanatory Note and Note 1, in connection with the preparation of our consolidated financial statements for the year ended December 31, 2017, we identified errors in certain of our prior period consolidated financial statements that have caused us to restate and amend the Company’s previously issued condensed consolidated financial statements and related financial information as of and for the three and nine months ended September 30, 2017. These errors were largely the result of certain material weaknesses in our internal control over financial reporting. Specifically, the following material weaknesses have been identified, i) our tax control related to the realization of deferred tax assets was ineffective, ii) certain accounting policies and procedures related to corporate accounting functions within FreedomRoads, which operates our RV dealerships, were not sufficiently documented and/or executed to be considered effective in providing reasonable assurance that accounting transactions are consistently recorded in accordance with generally accepted accounting principles and communication to those executing transactions and performing corporate review functions at FreedomRoads was not sufficiently performed to ensure internal control responsibilities were properly reinforced, and iii) certain of our transaction level and management review controls over the valuation of trade-in unit inventory were not effective.

Changes in Internal Control over Financial Reporting

Except as discussed above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that occurred during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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