Form 10-Q
period 2018-03-31
Camping World Holdings, Inc.
filed 2018-05-09
CIK 1669779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington,  D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
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

As of May 8, 2018, the registrant had 36,930,617 shares of Class A common stock, 50,706,629 shares of Class B common stock and one share of Class C common stock outstanding.

Camping World Holdings, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended March 31, 2018

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

•	“Annual Report” refers to our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission (“SEC”) on March 13, 2018.
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

•

“Former Profit Unit Holders” refers collectively to our named executive officers (excluding Marcus A. Lemonis), Andris A. Baltins and K. Dillon Schickli, who are members of our board of directors, and certain other current and former non-executive employees and former directors, in each case, who held existing common units in CWGS, LLC pursuant to CWGS, LLC’s equity incentive plan that was in existence prior to our IPO and who received common units of CWGS, LLC in exchange for their profit units in connection with our IPO.

•	“ML Acquisition” refers to ML Acquisition Company, LLC, a Delaware limited liability company, indirectly owned by each of Stephen Adams and our Chairman and Chief Executive Officer, Marcus A. Lemonis.
•	“ML Related Parties” refers to ML Acquisition and its permitted transferees of common units.
•	“ML RV Group” refers to ML RV Group, LLC, a Delaware limited liability company, wholly owned by our Chairman and Chief Executive Officer, Marcus A. Lemonis.
•

“Original Equity Owners” refers to the direct and certain indirect owners of interests in CWGS, LLC, collectively, prior to the Reorganization Transactions and Recapitalization (as defined in Note 1 – Summary of Significant Accounting Policies and Note 14 – Stockholders’ Equity to our consolidated financial statements included in Part I, Item 1 of this Form 10-Q, respectively) which includes ML Acquisition, funds controlled by Crestview Partners II GP, L.P. and the Former Profit Unit Holders.

•

“Tax Receivable Agreement” refers to the tax receivable agreement that the Company entered into with CWGS, LLC, each of the Continuing Equity Owners and Crestview Partners II GP, L.P. in connection with the Company’s IPO.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts contained in this Form 10-Q may be forward-looking statements. Statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, including, among others, statements regarding expected new retail location openings, including greenfield locations and acquired locations; the completion of the accounting to reflect the effect of the 2017 Tax Act (as defined below); sufficiency of our sources of liquidity and capital and potential need for additional financing; future capital expenditures and debt service obligations; refinancing, retirement or exchange of outstanding debt; expectations regarding industry trend and consumer behavior and growth; our ability to capture positive industry trends and pursue growth; our plans to increase new products offered to our customers and grow our businesses to enhance our visibility with respect to revenue and cash flow, and to increase our overall profitability; volatility in sales and potential impact of miscalculating the demand for our products or our product mix; remediation of material weaknesses; anticipated impact of the acquisition of Gander Mountain Company (“Gander Mountain”, and upon acquisition and rebranding, “Gander Outdoors” ) and its Overton’s boating business (the “Gander Mountain Acquisition”); anticipated Gander Outdoors location openings, including the anticipated number of and the timing of such store openings; expectations regarding increase of certain expenses in connection with our growth; and our plans related to dividend payments, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘expects,’’ ‘‘plans,’’ ‘‘anticipates,’’ ‘‘could,’’ ‘‘intends,’’ ‘‘targets,’’ ‘‘projects,’’ ‘‘contemplates,’’ ‘‘believes,’’ ‘‘estimates,’’ ‘‘predicts,’’ ‘‘potential’’ or ‘‘continue’’ or the negative of these terms or other similar expressions.

Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We believe that these important factors include, but are not limited to, the following:

•	the availability of financing to us and our customers;
•	fuel shortages, or high prices for fuel;
•	the well-being, as well as the continued popularity and reputation for quality, of our manufacturers;
•	general economic conditions in our markets, and ongoing economic and financial uncertainties;
•	our ability to attract and retain customers;
•	competition in the market for services, protection plans, products and resources targeting the RV lifestyle or RV enthusiast;
•	our expansion into new, unfamiliar markets, businesses, or product lines or categories, as well as delays in opening or acquiring new retail locations;
•	unforeseen expenses, difficulties, and delays frequently encountered in connection with expansion through acquisitions;
•	our failure to maintain the strength and value of our brands;
•	our ability to successfully order and manage our inventory to reflect consumer demand in a volatile market and anticipate changing consumer preferences and buying trends;
•	fluctuations in our same store sales and whether they will be a meaningful indicator of future performance;

•	the cyclical and seasonal nature of our business;
•	our ability to operate and expand our business and to respond to changing business and economic conditions, which depends on the availability of adequate capital;
•	the restrictive covenants imposed by our Senior Secured Credit Facilities and Floor Plan Facility;
•	our reliance on three RV retail and four outdoor and active sports fulfillment and distribution centers for our retail, e-commerce and catalog businesses;
•	natural disasters, whether or not caused by climate change, unusual weather condition, epidemic outbreaks, terrorist acts and political events;
•	our dependence on our relationships with third party providers of services, protection plans, products and resources and a disruption of these relationships or of these providers’ operations;
•	whether third party lending institutions and insurance companies will continue to provide financing for RV purchases;
•	our inability to retain senior executives and attract and retain other qualified employees;
•	our ability to meet our labor needs;
•

risks associated with leasing substantial amounts of space, including our inability to maintain the leases for our retail locations or locate alternative sites for our stores in our target markets and on terms that are acceptable to us;

•	our business being subject to numerous federal, state and local regulations;
•	regulations applicable to the sale of extended service contracts;
•	our dealerships’ susceptibility to termination, non-renewal or renegotiation of dealer agreements if state dealer laws are repealed or weakened;
•	potential impact of material weaknesses in our internal control over financial reporting;
•	our failure to comply with certain environmental regulations;
•	climate change legislation or regulations restricting emission of ‘‘greenhouse gases;’’
•	a failure in our e-commerce operations, security breaches and cybersecurity risks;
•	our inability to enforce our intellectual property rights and accusations of our infringement on the intellectual property rights of third parties;
•	our inability to maintain or upgrade our information technology systems or our inability to convert to alternate systems in an efficient and timely manner;
•	disruptions to our information technology systems or breaches of our network security;
•	feasibility, delays, and difficulties in opening of Gander Outdoors retail locations;
•	realization of anticipated benefits and cost savings related to recent acquisitions;
•	potential litigation relating to products we sell as a result of recent acquisitions, including firearms and ammunitions;
•	Marcus Lemonis, through his beneficial ownership of our shares directly or indirectly held by ML Acquisition Company, LLC and ML RV Group, LLC, has substantial control over us and may

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

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(In Thousands Except Share and Per Share Amounts)

	March 31,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$331,301	$224,163
Contracts in transit	97,778	46,227
Accounts receivable, net	84,328	79,881
Inventories, net	1,574,059	1,415,915
Prepaid expenses and other assets	34,668	32,721
Total current assets	2,122,134	1,798,907
Property and equipment, net	281,712	198,022
Deferred tax assets, net	154,553	155,551
Intangibles assets, net	37,707	38,707
Goodwill	353,958	348,387
Other assets	24,450	21,903
Total assets	$2,974,514	$2,561,477
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$246,215	$125,616
Accrued liabilities	134,437	101,929
Deferred revenues and gains	73,440	77,669
Current portion of capital lease obligations	608	844
Current portion of Tax Receivable Agreement liability	8,093	8,093
Current portion of long-term debt	11,991	9,465
Notes payable – floor plan, net	939,759	974,043
Other current liabilities	26,717	22,510
Total current liabilities	1,441,260	1,320,169
Capital lease obligations, net of current portion	9	23
Right to use liability	10,155	10,193
Tax Receivable Agreement liability, net of current portion	131,451	129,596
Revolving line of credit	24,403	—
Long-term debt, net of current portion	1,153,497	907,437
Deferred revenues and gains	65,530	64,061
Other long-term liabilities	58,232	39,161
Total liabilities	2,884,537	2,470,640
Commitments and contingencies
Stockholders' equity:
Preferred stock, par value $0.01 per share – 20,000,000 shares authorized; none issued and outstanding as of March 31, 2018 and December 31, 2017	—	—
Class A common stock, par value $0.01 per share – 250,000,000 shares authorized; 36,939,436 issued and 36,930,269 outstanding as of March 31, 2018 and 36,758,233 issued and 36,749,072 outstanding as of December 31, 2017	369	367
Class B common stock, par value $0.0001 per share – 75,000,000 shares authorized; 69,066,445 issued; and 50,706,629 outstanding as of March 31, 2018 and 50,836,629 outstanding as of December 31, 2017	5	5
Class C common stock, par value $0.0001 per share – one share authorized, issued and outstanding as of March 31, 2018 and December 31, 2017	—	—
Additional paid-in capital	52,110	49,941
Retained earnings	5,025	6,192
Total stockholders' equity attributable to Camping World Holdings, Inc.	57,509	56,505
Non-controlling interests	32,468	34,332
Total stockholders' equity	89,977	90,837
Total liabilities and stockholders' equity	$2,974,514	$2,561,477

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(In Thousands Except Per Share Amounts)

	Three Months Ended
	March 31,
	2018	2017
Revenue:
Consumer services and plans	$53,808	$50,246
Retail
New vehicles	579,510	503,304
Used vehicles	172,091	145,819
Parts, services and other	164,308	116,223
Finance and insurance, net	91,849	66,043
Subtotal	1,007,758	831,389
Total revenue	1,061,566	881,635
Costs applicable to revenue (exclusive of depreciation and amortization shown separately below):
Consumer services and plans	22,725	21,147
Retail
New vehicles	503,884	435,062
Used vehicles	134,293	111,902
Parts, services and other	95,888	61,595
Subtotal	734,065	608,559
Total costs applicable to revenue	756,790	629,706
Operating expenses:
Selling, general, and administrative	245,114	175,490
Debt restructure expense	424	—
Depreciation and amortization	9,400	6,853
Loss (gain) on sale of assets	85	(318)
Total operating expenses	255,023	182,025
Income from operations	49,753	69,904
Other income (expense):
Floor plan interest expense	(10,743)	(5,302)
Other interest expense, net	(12,839)	(9,404)
Loss on debt restructure	(1,676)	—
Tax Receivable Agreement liability adjustment	—	17
	(25,258)	(14,689)
Income before income taxes	24,495	55,215
Income tax expense	(7,219)	(5,592)
Net income	17,276	49,623
Less: net income attributable to non-controlling interests	(14,095)	(42,101)
Net income attributable to Camping World Holdings, Inc.	$3,181	$7,522

Earnings per share of Class A common stock:
Basic	$0.09	$0.40
Diluted	$0.08	$0.38
Weighted average shares of Class A common stock outstanding:
Basic	36,816	18,946
Diluted	88,646	83,772

Dividends declared per share	$0.1532	$0.1532

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statement of Stockholders' Equity

(In Thousands)

							Additional		Non-
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Paid-In	Retained	Controlling
	Shares	Amounts	Shares	Amounts	Shares	Amounts	Capital	Earnings	Interest	Total
Balance at December 31, 2017	36,749	367	50,837	5	—	—	49,941	6,192	34,332	90,837
Adoption of accounting standard (see Note 1 — Summary of Significant Accounting Policies)	—	—	—	—	—	—	—	1,310	2,476	3,786
Equity-based compensation	—	—	—	—	—	—	3,218	—	—	3,218
Exercise of stock options	6	—	—	—	—	—	137	—	—	137
Non-controlling interest adjustment for capital contribution of proceeds from the exercise of stock options	—	—	—	—	—	—	(77)	—	77	—
Vesting of restricted stock units	2	—	—	—	—	—	—	—	—	—
Redemption of LLC common units for Class A common stock	173	2	(130)	—	—	—	1,847	—	(116)	1,733
Distributions to holders of LLC common units	—	—	—	—	—	—	—	—	(19,938)	(19,938)
Dividends	—	—	—	—	—	—	—	(5,658)	—	(5,658)
Establishment of liabilities under the Tax Receivable Agreement and related changes to deferred tax assets associated with that liability	—	—	—	—	—	—	(1,414)	—	—	(1,414)
Non-controlling interest adjustment	—	—	—	—	—	—	(1,542)	—	1,542	—
Net income	—	—	—	—	—	—	—	3,181	14,095	17,276
Balance at March 31, 2018	36,930	$369	50,707	$5	—	$—	$52,110	$5,025	$32,468	$89,977

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(In Thousands)

	Three Months Ended March 31,
	2018	2017

Operating activities
Net income	$17,276	$49,623

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	9,400	6,853
Equity-based compensation	3,218	719
Loss on debt restructure	1,676	—
Loss (gain) on sale of assets	85	(318)
Provision for (recovery of) losses on accounts receivable	106	(20)
Accretion of original issue discount	229	257
Non-cash interest expense	1,274	1,169
Deferred income taxes	2,736	1,068
Tax Receivable Agreement liability adjustment	—	(17)
Change in assets and liabilities, net of acquisitions:
Receivables and contracts in transit	(56,104)	(44,263)
Inventories	(150,918)	(61,336)
Prepaid expenses and other assets	1,675	1,350
Accounts payable and other accrued expenses	123,987	31,709
Payment pursuant to Tax Receivable Agreement	(7)	—
Accrued rent for cease-use locations	(416)	121
Deferred revenue and gains	(2,959)	(2,555)
Other, net	524	2,622
Net cash used in operating activities	(48,218)	(13,018)

Investing activities
Purchases of property and equipment	(52,021)	(10,029)
Purchase of real property	(24,426)	(6,024)
Purchases of businesses, net of cash acquired	(12,484)	(75,448)
Proceeds from sale of property and equipment	513	379
Net cash used in investing activities	$(88,418)	$(91,122)

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(In Thousands)

	Three Months Ended March 31,
	2018	2017

Financing activities
Proceeds from long-term debt	$319,913	$94,762
Payments on long-term debt	(70,714)	(1,850)
Net (payments) borrowings on notes payable – floor plan, net	(962)	98,140
Borrowings on revolver	24,403	—
Payments of principal on capital lease obligations	(250)	(357)
Payments of principal on right to use liability	(38)	(36)
Payment of debt issuance costs	(3,119)	(1,171)
Dividends on Class A common stock	(5,658)	(2,903)
Proceeds from exercise of stock options	137	—
Members' distributions	(19,938)	(21,907)
Net cash provided by financing activities	243,774	164,678

Increase in cash	107,138	60,538
Cash at beginning of the period	224,163	114,196
Cash at end of the period	$331,301	$174,734

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2018

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

The condensed consolidated financial statements as of and for the three months ended March 31, 2018 are unaudited. The condensed consolidated balance sheet as of December 31, 2017 has been derived from the audited financial statements at that date but does not include all of the disclosures required by GAAP. These interim condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (the “Annual Report”) filed with the SEC on March 13, 2018. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.

CWH was formed on March 8, 2016 as a Delaware corporation for the purpose of facilitating an initial public offering (the “IPO”) and other related transactions in order to carry on the business of CWGS Enterprises, LLC (“CWGS, LLC”). CWGS, LLC was formed in March 2011 when it received, through contribution from its then parent company, all of the membership interests of Affinity Group Holding, LLC and FreedomRoads Holding Company, LLC (“FreedomRoads”). The IPO and related reorganization transactions (the “Reorganization Transactions”) that occurred on October 6, 2016 resulted in CWH as the sole managing member of CWGS, LLC, with CWH having sole voting power in and control of the management of CWGS, LLC. Despite its position as sole managing member of CWGS, LLC, CWH has a minority economic interest in CWGS, LLC. As of March 31, 2018, CWH owned 41.7% of CWGS, LLC. Accordingly, the Company consolidates the financial results of CWGS, LLC and reports a non-controlling interest in its consolidated financial statements.

The Company does not have any components of other comprehensive income recorded within its consolidated financial statements, and, therefore, does not separately present a statement of comprehensive income in its consolidated financial statements.

Description of the Business

CWGS, LLC is a holding company and operates through its subsidiaries. The operations of the Company consist of two primary businesses: (i) Consumer Services and Plans, and (ii) Retail. The Company provides consumer services and plans offerings through its Good Sam brand and the Company primarily provides its retail offerings through its Camping World brand. Within the Consumer Services and Plans segment, the Company primarily derives revenue from the sale of the following offerings: emergency roadside assistance; property and casualty insurance programs; travel assist programs; extended vehicle service contracts; co-branded credit cards; vehicle financing and refinancing; club memberships; and publications and directories. Within the Retail segment, the Company primarily derives revenues from the sale of the following products: new and used recreational vehicles (“RV”); parts and service, including RV accessories and supplies; camping, hunting, fishing, skiing, snowboarding, bicycling, skateboarding, marine and watersport equipment and supplies; and finance and insurance. The Company primarily operates in various regions throughout the United States and markets its products and services to RV owners and outdoor enthusiasts. At March 31, 2018, the Company operated 141 Camping World retail locations, of which 126 locations sell new and used RVs, and offer financing, ancillary services, protection plans, and other products for the RV purchaser and outdoor enthusiasts; twenty-eight Gander Outdoors locations offering outdoor products and services; one Overton’s location offering marine and watersports products; two TheHouse.com locations offering skiing, snowboarding, bicycling, and skateboarding products;  two W82 location offering skiing, snowboarding, and skateboarding products; and five Uncle Dan’s locations offering outdoor products and services. In addition, on January 30, 2018 we acquired certain assets of EARTH SPORTS LLC, dba Erehwon Mountain Outfitter (“Erehwon”), a leading Midwest specialty retailer of outdoor gear and apparel with four retail locations. We closed one Overton’s location in January 2018. We closed the Rogers, Minnesota Camping World retail store in the first quarter of 2018 and expect to open an Overton’s store at the location in the coming months.

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

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The FASB has subsequently issued several related ASUs that clarified the implementation guidance for certain aspects of ASU 2014-09, which are effective upon the adoption of ASU 2014-09. This ASU sets forth a five-step model for determining when and how revenue is recognized. Under the model, an entity is required to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. The Company adopted the amendments of this ASU on January 1, 2018, and the adoption did not materially impact its consolidated financial statements or results of operations (see Note 2 — Revenue for further details).

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). This ASU addresses several specific cash flow issues with the objective of reducing the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The Company adopted the amendments of this ASU on January 1, 2018, and the adoption did not materially impact its consolidated financial statements or results of operations

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). The FASB has subsequently issued ASU No. 2018-01 that provides a practical expedient relating to land easements, which is effective upon the adoption of ASU 2016-02. The amendments in this ASU relate to the accounting for leasing transactions. This standard requires a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by leases with lease terms of more than 12 months. In addition, this standard requires both lessees and lessors to disclose certain key information about lease transactions. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is in the process of evaluating the impact that the adoption will have on its consolidated balance sheet and statement of income. However, the Company expects that the adoption of the provisions of this ASU will have a significant impact on its consolidated balance sheet by reporting a right-to-use lease asset and corresponding lease obligation, as currently most of its real estate is leased via operating leases. Adoption of this ASU is required to be done using a modified retrospective approach.

2. Revenue

Adoption of Accounting Standards Codification (“ASC”) 606 — Revenue from Contracts with Customers

On January 1, 2018, the Company adopted ASC 606 using the modified retrospective method applied to those contracts that were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historical accounting under ASC 605.

The following table details the cumulative effect of the changes made to the consolidated January 1, 2018 balance sheet for the adoption of ASC 606 (in thousands):

	Balance at	Adjustments	Balance at
	December 31,	Due to	January 1,
	2017	ASU 2014-09	2018
Assets
Inventories, net	$1,415,915	$(2,634)	$1,413,281
Prepaid expenses and other assets	32,721	7,062	39,783
Deferred tax assets, net	155,551	(443)	155,108
Liabilities
Accrued liabilities	101,929	1,021	102,950
Deferred revenues and gains, current	77,669	667	78,336
Deferred revenues and gains, non-current	64,061	(1,489)	62,572
Equity
Retained earnings	6,192	1,310	7,502
Non-controlling interests	34,332	2,476	36,808

The adjustments above related primarily to i) the deferral of sales commissions expenses relating to multiyear consumer services and plans and the recording of such expenses over the same period as the recognition of the related revenues, ii) reclassification of estimated product returns from inventory to prepaid expenses and other assets, iii) reclassification of expected refunds previously included in deferred revenues and gains to accrued liabilities, and iv) reclassification and adjustment of the point obligation for the Coast to Coast service from accrued liabilities to deferred revenues and gains.

The following table details the impact of the adoption of ASC 606 on the consolidated balance sheet as of March 31, 2018 (in thousands):

	March 31, 2018
	As	Balances Without	Effect of Change
	Reported	Adoption of ASC 606	Higher/(Lower)
Assets
Inventories, net	$1,574,059	$1,576,699	$(2,640)
Prepaid expenses and other assets	34,668	27,322	7,346
Deferred tax assets, net	154,553	154,996	(443)

	March 31, 2018
	As	Balances Without	Effect of Change
	Reported	Adoption of ASC 606	Higher/(Lower)
Liabilities
Accrued liabilities	134,437	133,311	1,126
Deferred revenues and gains, current	73,440	72,765	675
Deferred revenues and gains, non-current	65,530	67,090	(1,560)
Equity
Retained earnings	5,025	3,633	1,392
Non-controlling interests	32,468	29,838	2,630

The following table details the impact of the adoption of ASC 606 on the consolidated statement of operations for the three months ended March 31, 2018 (in thousands):

	Three Months Ended March 31, 2018
	As	Balances Without	Effect of Change
	Reported	Adoption of ASC 606	Higher/(Lower)
Revenue
Consumer services and plans	$53,808	$53,822	$(14)
Costs applicable to revenue
Consumer services and plans	22,725	22,712	13
Operating and income tax expenses
Selling, general, and administrative	245,114	245,405	(291)
Income tax expense	7,219	7,191	28
Net income
Net income	17,276	17,040	236
Less: net income attributable to non-controlling interests	(14,095)	(13,941)	(154)
Net income attributable to Camping World Holdings, Inc.	3,181	3,099	82

For the three months ended March 31, 2018, basic earnings per share of Class A common stock would have been $0.08 per share without the adoption of ASC 606 compared to the as-reported amount of $0.09 per share. For the three months ended March 31, 2018, the adoption of ASC 606 had no impact on diluted earnings per share of Class A common stock.

Revenue Recognition

Revenues are recognized by the Company when control of the promised goods or services is transferred to its customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Sales and other taxes collected from the customer concurrent with revenue-producing activities are excluded from revenue. Incidental items that are immaterial in the context of the contract are recognized as expense. The Company presents disaggregated revenue on its consolidated statements of operations.

Consumer Services and Plans revenue consists of revenue from membership clubs, publications, consumer shows, and marketing and royalty fees from various consumer services and plans. Certain Consumer Services and Plans revenue is generated from annual, multiyear and lifetime memberships. The revenue and expenses associated with these memberships are deferred and amortized over the membership period. Unearned revenue and profit are subject to revisions as the membership progresses to completion. Revisions to membership period estimates would change the amount of income and expense amortized in future accounting periods. For lifetime memberships, an 18 year period is used, which is the actuarially determined estimated fulfillment period. Roadside Assistance (“RA”) revenues are deferred and recognized over the contractual life of the membership. RA claim expenses are recognized when incurred.

Royalty revenue is earned under the terms of an arrangement with a third party credit card provider based on a percentage of the Company’s co-branded credit card portfolio retail spending with such third party credit card provider.

Marketing fees for finance, insurance, extended service and other similar products are recognized as variable consideration, net of estimated cancellations, if applicable, when a product contract payment has been received or financing has been arranged.

Promotional expenses, consisting primarily of direct mail advertising expenses, are deferred and expensed over the period of expected future benefit, typically three months based on historical actual response rates. Renewal expenses are expensed at the time related materials are mailed.

Newsstand sales of publications and related expenses are recorded as variable consideration at the time of delivery, net of estimated returns. Subscription sales of publications are reflected in income over the lives of the subscriptions. The related selling expenses are expensed as incurred. Advertising revenues and related expenses are recorded at the time of delivery. Subscription and newsstand revenues and expenses related to annual publications are deferred until the publications are distributed.

Revenue and related expenses for consumer shows are recognized when the show occurs.

Retail revenue consists of sales of new and used recreational vehicles, commissions on related finance and insurance contracts, and sales of parts, services and other products. Revenue from the sale of recreational vehicles is recognized upon completion of the sale to the customer. Conditions to completing a sale include having an agreement with the customer, including pricing, whereby the sales price must be reasonably expected to be collected and having control transferred to the customer. Revenue from parts, services and other products sales is recognized upon the delivery of the part or completion of the service.

Finance and insurance revenue is recognized when a finance and insurance product contract payment has been received or financing has been arranged. The proceeds the Company receives for arranging financing contracts, and selling insurance and service contracts, are subject to chargebacks if the customer terminates the respective contract earlier than a stated period. These proceeds are recorded as variable consideration, net of estimated chargebacks.

The Company’s contracts with customers may include multiple performance obligations. For such arrangements, the Company allocates revenue to each performance obligation based on its relative standalone selling price. The Company generally determines standalone selling prices based on the prices charged to customers or using the adjusted market assessment approach.

Deferred Revenues

The Company records deferred revenues when cash payments are received or due in advance of the Company’s performance, net of estimated refunds that are presented separately as a component of accrued liabilities. The decrease in the deferred revenue balance for the three months ended March 31, 2018 was primarily driven by $27.9 million of revenues recognized that were included in the deferred revenue balance at the beginning of the period, partially offset by cash payments received or due in advance of satisfying the Company’s performance obligations.

As of March 31, 2018, the Company has unsatisfied performance obligations relating to multiyear plans for its Good Sam Club, RA, Coast to Coast memberships, and magazine publication revenue streams. The total unsatisfied performance obligation for these revenue streams at March 31, 2018 and the periods during which the Company expects to recognize the amounts as revenue are presented as follows (in thousands):

As of
March 31, 2018
2018	$55,970
2019	34,477
2020	15,507
2021	7,168
2022	3,880
Thereafter	6,518
Total	$123,520

The Company’s payment terms vary by the type and location of its customer and the products or services offered. The term between invoicing and when payment is due is not significant. For certain products or services and customer types, we require payment before the products or services are delivered to the customer.

Practical Expedients and Exemptions

The Company does not adjust the promised amount of consideration for the effects of a significant financing component if the Company expects, at contract inception, that the period of time between payment and transfer of the promised goods or services will be one year or less.

The Company expenses sales commissions when incurred in cases where the amortization period of those otherwise capitalized sales commissions would have been one year or less.

We do not disclose the value of unsatisfied performance obligations for revenue streams for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

3.  Inventories, Net and Floor Plan Payable

Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2018	2017
New RV vehicles	$1,132,962	$1,113,178
Used RV vehicles	98,213	106,210
Parts, accessories and miscellaneous	342,884	196,527
	$1,574,059	$1,415,915

New and used vehicles included in retail inventories are primarily financed by floor plan arrangements through a syndication of banks. The floor plan notes are collateralized by substantially all of the assets of FreedomRoads, LLC (“FR”), a wholly owned subsidiary of FreedomRoads, which operates the Camping World dealerships, and bore interest at one-month London Interbank Offered Rate (“LIBOR”) plus 2.50% as of March 31, 2018 and 2.15% as of December 31, 2017. LIBOR, as defined, was 1.66% at March 31, 2018 and 1.36% as of December 31, 2017. Principal is due upon the sale of the related vehicle.

In August 2015, FR entered into a Sixth Amended and Restated Credit Agreement for floor plan financing (as further amended, “Floor Plan Facility”) to extend the maturity date to August 2018. On July 1, 2016, FR entered into Amendment No. 1 to the Sixth Amended and Restated Credit Agreement for the Floor Plan Facility to, among other things, increase the available amount under the Floor Plan Facility from $880.0 million to $1.18 billion, amend the applicable borrowing rate margin on LIBOR and base rate loans ranging from 2.05% to 2.50% and 0.55% and 1.00%, respectively, based on the consolidated current ratio at FR, and extend the maturity date to June 30, 2019. On December 12, 2017, FR entered into a Seventh Amended and Restated Credit Agreement (the “Floor Plan Facility Amendment”), which amended the previous credit agreement governing our Floor Plan Facility and allows FR to borrow (a) up to $1.415 billion under a floor plan facility, (b) up to $15.0 million under a letter of credit facility and (c) up to a maximum amount outstanding of $35.0 million under the revolving line of credit, which maximum amount outstanding will decrease by $1.75 million on the last day of each fiscal quarter, commencing with the fiscal quarter ending March 31, 2019. In addition, the maturity of the Floor Plan Facility was extended to December 12, 2020. The Floor Plan Facility includes an offset account that allows the Company to transfer cash as an offset to the payable under the Floor Plan Facility. These transfers reduce the amount of liability outstanding under the floor plan notes payable that would otherwise accrue interest, while retaining the ability to transfer amounts from the offset account into the Company’s operating cash accounts. As a result of using the floor plan offset account, the Company experiences a reduction in floor plan interest expense in its consolidated statements of income. The credit agreement governing the Floor Plan Facility contains certain financial covenants. FR was in compliance with all debt covenants at March 31, 2018 and December 31, 2017.

The following table details the outstanding amounts and available borrowings under the Floor Plan Facility as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31,	December 31,
	2018	2017
Floor Plan Facility
Notes payable - floor plan:
Total commitment	$1,415,000	$1,415,000
Less: borrowings, net	(939,759)	(974,043)
Less: flooring line aggregate interest reduction account	(162,720)	(106,055)
Additional borrowing capacity	312,521	334,902
Less: accounts payable for sold inventory	(64,633)	(31,311)
Less: purchase commitments	(30,346)	(77,144)
Unencumbered borrowing capacity	$217,542	$226,447

Revolving line of credit:	$35,000	$35,000
Less borrowings	(24,403)	—
Additional borrowing capacity	$10,597	$35,000

Letters of credit:
Total commitment	$15,000	$15,000
Less: outstanding letters of credit	(9,369)	(9,369)
Additional letters of credit capacity	$5,631	$5,631

4. Goodwill and Intangible Assets

Goodwill

The following is a summary of changes in the Company’s goodwill by reportable segments for the three months ended March 31, 2018 (in thousands):

	Consumer
	Services and
	Plans	Retail	Consolidated
Balance as of December 31, 2017	$49,944	$298,443	$348,387
Acquisitions	—	5,571	5,571
Balance as of March 31, 2018	$49,944	$304,014	$353,958

(1)	See Note 10 — Acquisitions.

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

Intangible Assets

Finite-lived intangible assets and related accumulated amortization consisted of the following at March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018
	Cost or	Accumulated
	Fair Value	Amortization	Net
Trademarks and trade names	$14,303	$(549)	$13,754
Membership and customer lists	28,988	(8,969)	20,019
Websites	4,174	(240)	3,934
	$47,465	$(9,758)	$37,707

	December 31, 2017
	Cost or	Accumulated
	Fair Value	Amortization	Net
Trademarks and trade names	$14,187	$(312)	$13,875
Membership and customer lists	28,988	(8,194)	20,794
Websites	4,174	(136)	4,038
	$47,349	$(8,642)	$38,707

The trademarks and trade names have useful lives of fifteen years. The membership and customer lists have weighted-average useful lives of approximately five years. The websites have useful lives of ten years.

5. Long-Term Debt

Long-term debt consists of the following (in thousands):

	March 31,	December 31,
	2018	2017
Term Loan Facility (1)	$1,165,488	$916,902
Less: current portion	(11,991)	(9,465)
	$1,153,497	$907,437

(1)

Net of $6.2 million and $6.0 million of original issue discount at March 31 ,2018 and December 31, 2017, respectively, and $15.4 million and $14.2 million of finance costs at March 31 ,2018 and December 31, 2017, respectively.

Senior Secured Credit Facilities

On November 8, 2016, CWGS Group, LLC (the “Borrower”), a wholly owned subsidiary of CWGS, LLC, entered into a credit agreement (as amended from time to time, the “Credit Agreement”) for a new $680.0 million senior secured credit facility (the “Senior Secured Credit Facilities”) and used the proceeds to repay its previous senior secured credit facilities. The Senior Secured Credit Facilities, prior to the amendments described below, consisted of a seven-year $645.0 million Term Loan Facility (the “Term Loan Facility”) and a five-year $35.0 million revolving credit facility (the “Revolving Credit Facility”). On March 17, 2017, the borrower entered into a First Amendment to the Credit Agreement to increase the Term Loan Facility by $95.0 million to $740.0 million. The Term Loan Facility included mandatory amortization at 1.00%

per annum in equal quarterly installments. On October 6, 2017, the Borrower entered into a Second Amendment (the “Second Amendment”) to the Credit Agreement. The Second Amendment, among other things, (i) increased the Borrower’s Term Loan Facility by $205.0 million to an outstanding principal amount of $939.5 million, (ii) amended the applicable margin to 2.00% from 2.75% per annum, in the case of base rate loans, and to 3.00% from 3.75% per annum, in the case of LIBOR loans, and (iii) increased the quarterly amortization payment to $2.4 million. On March 28, 2018, the Borrower entered into a Third Amendment (the “Third Amendment”) to the Credit Agreement. The Third Amendment, among other things, (i) reduced the applicable interest margin by 25 basis points to 1.75% from 2.00% per annum, in the case of base rate loans, and to 2.75% from 3.00% per annum, in the case of LIBOR loans, effective on April 6, 2018, (ii) increased the Borrower’s term loan facility by $250 million to a principal amount of $1.19 billion outstanding as of March 28, 2018, and (iii) increased the quarterly amortization payment to $3.0 million.

The Term Loan Facility includes mandatory amortization at 1.01% per annum in equal quarterly installments. Interest on the Term Loan Facility effective April 6, 2018 floats at the Company’s option at a) LIBOR multiplied by the statutory reserve rate (such product, the “Adjusted LIBOR Rate”), subject to a 0.75% floor, plus an applicable margin of 2.75%, or b) an Alternate Base Rate (“ABR”) equal to 1.75% per annum plus the greater of: (i) the prime rate published by The Wall Street Journal (the “WSJ Prime Rate”), (ii) federal funds effective rate plus 0.50%, or (iii) one-month Adjusted LIBOR Rate plus 1.00%, subject to a 1.75% floor. Interest on borrowings under the Revolving Credit Facility is, at the Company’s option, of a) 3.25% to 3.50% per annum subject to a 0.75% floor in the case of a Eurocurrency loan, or b) 2.25% to 2.50% per annum plus the greater of the WSJ Prime Rate, federal funds effective rate plus 0.50%, or one-month Adjusted LIBOR Rate plus 1.00% in the case of an ABR loan, based on the Company’s total leverage ratio as defined in the Senior Secured Credit Facilities. The Company also pays a commitment fee of 0.5% per annum on the unused amount of the Senior Secured Credit Facility. Reborrowings under the Term Loan Facility are not permitted. The Term Loan Facility requires mandatory principal payments in equal quarterly installments of $1.9 million starting March 31, 2017 through September 30, 2017, $2.4 million on December 31, 2017 and $3.0 million thereafter. The March 31, 2018 installment was paid on April 3, 2018, per the agreement.

Following the end of each fiscal year, commencing with the fiscal year ending December 31, 2017, the Company is required to prepay the term loan borrowings in an aggregate amount equal to 50% of excess cash flow, as defined in the Credit Agreement, for such fiscal year. The required percentage prepayment of excess cash flow is reduced to 25% if the total leverage ratio, as defined in the Credit Agreement, is 1.50 to 1.00 or greater but less than 2.00 to 1.00. If the total leverage ratio is less than 1.50 to 1.00, no prepayment of excess cash flow is required.

The Revolving Credit Facility matures on November 8, 2021, and the Term Loan Facility matures on November 8, 2023. The funds available under the Revolving Credit Facility may be utilized for borrowings or letters of credit; however, a maximum of $15.0 million may be allocated to such letters of credit. As of March 31, 2018, the average interest rate on the term loan debt was 4.50%. As of March 31, 2018 and December 31, 2017, the Company had available borrowings of $32.2 million and $31.8 million, respectively, and letters of credit in the aggregate amount of $2.8 million and $3.2 million outstanding, respectively, under the Revolving Credit Facility. As of March 31, 2018 and December 31, 2017, the principal balance of $1,187.1 million and $937.1 million, respectively, was outstanding under the Term Loan Facility and no amounts were outstanding on the Revolving Credit Facility in either period.

CWGS, LLC and CWGS Group, LLC have no revenue-generating operations of their own. Their ability to meet the financial obligations associated with the Senior Secured Credit Facilities is dependent on the earnings and cash flows of its operating subsidiaries, primarily Good Sam Enterprises, LLC and FR, and their ability to upstream dividends. The Senior Secured Credit Facilities are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by each of the Company’s existing and future domestic restricted subsidiaries with the exception of FreedomRoads Intermediate Holdco, LLC, the direct parent of FR, and FR and its subsidiaries. The Credit Agreement contains certain restrictive covenants including, but not limited to, mergers, changes in the nature of the business, acquisitions, additional indebtedness, sales of assets, investments, and the prepayment of dividends subject to certain limitations and minimum operating covenants. The Company was in compliance with all debt covenants at March 31, 2018 and December 31, 2017.

6. Right to Use Assets and Liabilities

The Company leases operating facilities throughout the United States. The Company analyzes all leases in accordance with Accounting Standards Codification (“ASC”) 840 — Leases. The Company has included the right to use assets in property and equipment, net, as follows (in thousands):

	March 31,	December 31,
	2018	2017
Right to use assets	$10,673	$10,673
Accumulated depreciation	(991)	(926)
	$9,682	$9,747

The following is a schedule by year of the future changes in the right to use liabilities as of March 31, 2018 (in thousands):

2018	$365
2019	486
2020	486
2021	487
2022	487
Thereafter (1)	13,326
Total minimum lease payments	15,637
Amounts representing interest	(5,482)
Present value of net minimum right to use liability payments	$10,155

(1)	Includes $5.0 million of scheduled derecognition of right to use liabilities upon the reduction in lease deposits to less than two months’ rent.

7. Fair Value Measurements

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

There have been no transfers of assets or liabilities between the fair value measurement levels and there were no material re-measurements to fair value during 2018 and 2017 of assets and liabilities that are not measured at fair value on a recurring basis.

The following table presents the reported carrying value and fair value information for the Company’s debt instruments. The fair values shown below for the Term Loan Facility, as applicable, are based on quoted prices in the inactive market for identical assets (Level 2).

	Fair Value	3/31/2018		12/31/2017
($ in thousands)	Measurement	Carrying Value	Fair Value	Carrying Value	Fair Value
Term Loan Facility	Level 2	$1,165,488	$1,197,988	$916,902	$953,269

8. Commitments and Contingencies

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

9. Statement of Cash Flows

Supplemental disclosures of cash flow information for the following periods (in thousands):

	Three Months Ended
	March 31,	March 31,
	2018	2017
Cash paid during the period for:
Interest	$20,333	$15,810
Income taxes	830	38
Non-cash investing activities:
Vehicles transferred to property and equipment from inventory	618	1,227
Landlord paid tenant improvements on behalf of the Company	16,461	—

10. Acquisitions

During the three months ended March 31, 2018 and 2017, subsidiaries of the Company acquired the assets of multiple dealership locations. The Company used a combination of cash, floor plan financing, proceeds from the May 2017 Public Offering (defined and described in Note 14 — Stockholders’ Equity), and additional borrowing on the Term Loan Facility in March 2017 (see Note 5 — Long-term Debt) to complete the acquisitions. The acquired businesses were recorded at their estimated fair values under the acquisition method of accounting. The balance of the purchase prices in excess of the fair values of net assets acquired were recorded as goodwill.

For the three months ended March 31, 2018, and March 31, 2017, the Company did not purchase any real properties from parties related to the sellers of the dealership businesses or sell any real properties to a third party.

The estimated fair values of the assets acquired and liabilities assumed for the acquisitions of dealerships and retail locations consist of the following:

	Three Months Ended March 31,
($ in thousands)	2018	2017
Tangible assets (liabilities) acquired (assumed):
Inventory	$6,609	$29,625
Property and equipment	281	467
Other assets	55	3
Accrued liabilities	(148)	(479)
Total tangible net assets acquired	6,797	29,616
Intangible assets acquired:
Membership and customer lists	116	—
Total intangible assets acquired	116	—
Goodwill	5,571	45,832
Purchase price	12,484	75,448
Inventory purchases financed via floor plan	(4,222)	(16,805)
Cash payment net of floor plan financing	$8,262	$58,643

The fair values above are preliminary as they are subject to measurement period adjustments for up to one year from the date of acquisition as new information is obtained about facts and circumstances that existed as of the acquisition date. All of the acquired goodwill for the three months ended March 31, 2018 and 2017 is expected to be deductible for tax purposes. Included in the three months ended March 31, 2018 and 2017 consolidated financial results were $0.9 million and $11.5 million of revenue, respectively, and $0.2 million of pre-tax loss and $0.5 million of pre-tax income, respectively, of the acquired dealerships and retail locations from the applicable acquisition dates.

11. Exit Activities

The Company closed certain retail locations in previous periods and, in March 2017, the Company subleased a portion of a  leased premises that is adjacent to an existing retail location. The Company remains obligated under the terms of these leases for rent and other costs associated with these leases, and has no plan to occupy them in the future. In accordance with ASC 420, Accounting for Costs Associated with Exit or Disposal Activities, the Company recorded a charge to rent expense to recognize the costs of exiting the space. The liability was equal to the fair value of rent less the fair value of the amount of rent received by the Company from the tenants under the subleases over the remainder of the lease terms, which expire on various dates through 2033. The change in the estimated fair value of these amounts was recognized in income as part of income from operations. The current portion of the liability was $0.3 million as of March 31, 2018 and December 31, 2017, and is included in other current liabilities. The liability outstanding was $2.4 million and $2.8 million as of March 31 ,2018 and December 31, 2017, respectively.

12. Income Taxes

CWH is organized as a Subchapter C corporation and, as of March 31, 2018,  is a 41.7% owner of CWGS, LLC (see Note 14 — Stockholders’ Equity and Note 15 — Non-Controlling Interests). CWGS, LLC is organized as a limited liability company and treated as a partnership for federal tax purposes, with the exception of Americas Road and Travel Club, Inc., Camping World and FreedomRoads RV, Inc. (“FRRV”) and their wholly-owned subsidiaries, which are Subchapter C corporations.

The Company is subject to federal and state income taxes. Tax laws, regulations, and administrative practices in various jurisdictions may be subject to significant change, with or without notice, due to economic, political, and other conditions, and significant judgment is required in evaluating and estimating the Company’s provision and accruals for these taxes. In addition, a number of jurisdictions in which the Company is subject to tax are actively pursuing changes to their tax laws applicable to corporate taxpayers, such as the recently enacted U.S. tax reform legislation commonly referred to as the U.S. Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”). The 2017 Tax Act was signed into law on December 22, 2017. The 2017 Tax Act significantly revised the U.S. corporate income tax by, among other things, lowering the statutory corporate tax rate from 35% to 21% and eliminating certain deductions. The 2017 Tax Act also enhanced and extended through 2026 the option to claim accelerated depreciation deductions on qualified property. As of March 31, 2018, the Company had not completed its accounting for the tax effects of the enactment of the 2017 Tax Act on its tax accruals. However, the Company has reasonably estimated the effects of the 2017 Tax Act and recorded provisional amounts in its financial statements as of March 31, 2018 and December 31, 2017. The final impact of the 2017 Tax Act may differ from these estimates, due to, among other things, changes in interpretations, analysis and assumptions made by management, additional guidance that may be issued by the U.S. Department of the Treasury and the Internal Revenue Service, and any updates or changes to estimates the Company has utilized to calculate the transition impact. Therefore, the Company’s accounting for the elements of the 2017 Tax Act is incomplete. However, the Company was able to make reasonable estimates of the effects of the 2017 Tax Act. Pursuant to the SEC Staff Accounting Bulletin No. 118 (“SAB 118”), the Company's measurement period for implementing the accounting changes required by the 2017 Tax Act will close before December 22, 2018 and the Company anticipates completing the accounting under ASC Topic 740, Income Taxes, in a subsequent reporting period within the measurement period.

On December 22, 2017, SAB 118 was issued to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Tax Act. In accordance with SAB 118, the Company has determined that the $118.4 million of the deferred tax expense recorded in connection with the remeasurement of certain deferred tax assets and liabilities during the three months ended December 31, 2017 was a provisional amount and a reasonable estimate at December 31, 2017 and March 31, 2018. As the Company completes its analysis of the 2017 Tax Act, collect and prepare necessary data, and interpret any additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, the Company may make adjustments to the provisional amounts. Any subsequent adjustment to these amounts will be recorded to current tax expense in the quarter of 2018 when the analysis is complete.

For the three months ended March 31, 2018 and 2017, the Company’s effective income tax rate was 29.5% and 10.1%, respectively. The amount of income tax expense and the effective income tax rate increased in 2018 partially due to operating losses recorded by its retail segment for which no tax benefit was recognized on account of the valuation allowance recorded against such losses, and partially due to an increased ownership percentage of CWGS, LLC for which the Company is subject to U.S., federal and state taxes on its allocable share of income of CWGS, LLC. The Company's effective tax rate for the three months ended March 31, 2018 was  higher than the federal statutory rate of 21.0% partially due to the valuation allowance discussed above, and partly due to the effect of state taxes. The Company's effective tax rate for the three months ended March 31, 2017 was significantly lower than the federal statutory rate of 35.0% primarily because no federal income taxes were payable by the Company for the non-controlling interests’ share of CWGS, LLC’s taxable income due to CWGS, LLC’s pass-through structure for federal and most state and local income tax reporting, with the exception of the Subchapter C corporations noted above.

The Company evaluates its deferred tax assets on a quarterly basis to determine if they can be realized and establishes valuation allowances when it is more likely than not that all or a portion of the deferred tax assets may not be realized. At March 31, 2018 and December 31, 2017, the Company determined that all of its deferred tax assets, except those pertaining to Camping World and the direct investment in the outside basis of CWGS, LLC, are more likely than not to be realized. The Company maintains a full valuation allowance against the deferred tax assets of Camping World, since it was determined that it would have insufficient taxable income in the current or carryforward periods under the tax laws to realize the future tax benefits of its deferred tax assets. The Company maintains a valuation allowance against the portion of the deferred tax asset pertaining to the outside basis of CWGS, LLC that is not amortizable for tax purposes, since the Company would likely only realize the non-amortizable portion of the deferred tax asset if the investment in CWGS, LLC was divested.

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

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements on a particular tax position are measured based on the largest benefit that has a greater than a 50% likelihood of being realized upon settlement. The amount of unrecognized tax benefits is adjusted as appropriate for changes in facts and circumstances, such as significant amendments to existing tax law, new regulations or interpretations by the taxing authorities, new information obtained during a tax examination, or resolution of an examination. As of March 31, 2018 and December 31, 2017, the Company had no uncertain tax positions. The Company did not recognize any interest or penalties relating to income taxes for the three months ended March 31, 2018 and 2017.

On October 6, 2016, the Company entered into a tax receivable agreement (the “Tax Receivable Agreement”) that provides for the payment by the Company to the Continuing Equity Owners and Crestview Partners II GP, L.P. of 85% of the amount of tax benefits, if any, the Company actually realizes, or in some circumstances is deemed to realize, as a result of (i) increases in the tax basis from the purchase of common units from Crestview Partners II GP, L.P. in exchange for Class A common stock in connection with the consummation of the IPO and the related transactions and any future redemptions that are funded by the Company and any future redemptions or exchanges of common units by Continuing Equity Owners as described above and (ii) certain other tax benefits attributable to payments made under the Tax Receivable Agreement. CWGS intends to make an election under Section 754 of the Internal Revenue Code effective for each tax year in which a redemption or exchange (including a deemed exchange) of common units for cash or stock occur. These tax benefit payments are not conditioned upon one or more of the Continuing Equity Owners or Crestview Partners II GP, L.P. maintaining a continued ownership interest in CWGS, LLC. In general, the Continuing Equity Owners’ or Crestview Partners II GP, L.P.’s rights under the Tax Receivable Agreement are assignable, including to transferees of its common units in CWGS, LLC (other than the Company as transferee pursuant to a redemption or exchange of common units in CWGS, LLC).  The Company expects to benefit from the remaining 15% of the tax benefits, if any, which may be realized. During the three months ended March 31, 2018 and 2017, 173,286 and 10,000 common units in CWGS, LLC, respectively, were exchanged for Class A common stock subject to the provisions of the Tax Receivable Agreement. The Company recognized a liability for the Tax Receivable Agreement payments due to those parties that redeemed common units, representing 85% of the aggregate tax benefits the Company expects to realize from the tax basis increases related to the exchange, after concluding it was probable that the Tax Receivable Agreement payments would be paid based on estimates of future taxable income. As of March 31, 2018 and December 31, 2017, the amount of Tax Receivable Agreement payments due under the Tax Receivable Agreement was $139.5 million and $137.7 million, respectively, of which $8.1 million and $8.1 million, respectively, were included in current portion of the Tax Receivable Agreement liability in the Consolidated Balance Sheets.

13. Related Party Transactions

Transactions with Directors, Equity Holders and Executive Officers

FreedomRoads leases various retail locations from managers and officers. During the three months ended March 31, 2018 and 2017, the related party lease expense for these locations was $0.4 million and $0.4 million, respectively.

In January 2012, FreedomRoads entered into a lease (the “Original Lease”) with respect to the Company’s Lincolnshire, Illinois offices, which was amended in March 2013 in connection with the Company’s leasing of additional premises within the same office building (the “Expansion Lease”). The Original Lease is payable in 132 monthly payments of base rent equal to approximately $29,000, commencing April 2013, subject to annual increases. The Expansion Lease is payable in 132 monthly payments of base rent equal to approximately $2,500, commencing May 2013, subject to annual increases. Marcus A. Lemonis, the Company’s Chairman and Chief Executive Officer, has personally guaranteed both leases. During the three months ended March 31, 2018 and 2017, we made payments of approximately $178,000 and $176,000, respectively, in connection with the Original Lease, which includes approximately $79,000 and $79,000, respectively, for common area maintenance charges on the Original Lease, and we made payments of approximately $8,000 and $8,000, respectively, in connection with the Expansion Lease.

The Company paid Kaplan, Strangis and Kaplan, P.A., of which Andris A. Baltins is a member, $0.1 million and $0 during the three months ended March 31, 2018 and 2017, respectively.

Other Transactions

The Company does business with certain companies in which Mr. Lemonis has a direct or indirect material interest. The Company purchased fixtures for interior store sets at the Company’s retail locations from Precise Graphix, LLC (“Precise Graphix”). Mr. Lemonis has a 33% economic interest in Precise Graphix and the Company paid Precise Graphix $1.6 million and $0.3 million for the three months ended March 31, 2018 and 2017, respectively. The Company purchased point of purchase and visual merchandise displays from JD Custom Design (“JD Custom”) for use in Camping World’s retail store operations. Mr. Lemonis is a holder of 52% of the combined voting power in JD Custom and the Company paid JD Custom $0.1 million and $0 for the three months ended March 31, 2018 and 2017, respectively.

The Company does business with certain companies in which Stephen Adams, a member of the Company’s board of directors, has a direct or indirect material interest. The Company from time to time purchases advertising services from Adams Radio of Fort Wayne LLC (“Adams Radio”), in which Mr. Adams has an indirect 90% interest. The Company paid Adams Radio $0.1 million and $0 for the three months ended March 31, 2018 and 2017, respectively.

14. Stockholders’ Equity

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

Immediately following the completion of the Reorganization Transactions and IPO, CWH owned 22.6% of CWGS, LLC and the remaining 77.4% of CWGS, LLC was owned by the Continuing Equity Owners (see Note 15 — Non-Controlling Interests). As a result of the Reorganization Transactions, CWH became the sole managing member of CWGS, LLC and, although CWH had a minority economic interest in CWGS, LLC, CWH had the sole voting power in, and controlled the management of, CWGS, LLC. Accordingly, the Company consolidated the financial results of CWGS, LLC and reported a non-controlling interest in its consolidated financial statements.

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

October 2017 Public Offering

On October 30, 2017, the Company completed a public offering (the “October 2017 Public Offering”) in which, CVRV Acquisition LLC, CVRV Acquisition II LLC and Crestview Advisors, LLC, each affiliates of Crestview, and  CWGS Holding, LLC, a wholly owned subsidiary of ML Acquisition Company, LLC, which is indirectly owned by each of Stephen Adams, a member of Camping World’s board of directors, and Marcus Lemonis, Camping World’s Chairman and Chief Executive Officer (“October 2017 Selling Stockholders”) sold 6,700,000 shares of the Company’s Class A common stock at a public offering price of $40.50 per share. CVRV Acquisition LLC redeemed 4,715,529 common units of CWGS, LLC for 4,715,529 newly-issued shares of Class A common stock, which it sold in the October 2017 Public Offering along with 1,283,756 and 715 shares of Class A shares that CVRV Acquisition II LLC and Crestview Advisors, LLC, respectively, already held as a result of the Reorganization Transactions. Additionally, CWGS Holding, LLC redeemed 700,000 common units of CWGS, LLC for 700,000 shares of Class A common stock, which it sold in the October 2017 Public Offering. Pursuant to the terms of the LLC Agreement, 4,715,529 and 700,000 shares of the Company’s Class B common stock registered in the names of CVRV Acquisition LLC and CWGS Holding, LLC, respectively, were cancelled for no consideration on a one-for-one basis with the number of common units redeemed. In addition, the underwriters exercised their option to purchase an additional 963,799 shares of Class A common stock from the October 2017 Selling Stockholders, in conjunction with their exercise of their option to purchase up to an additional 1,005,000 shares from the October 2017 Selling Stockholders. On November 1, 2017, the October 2017 Selling Stockholders closed on the sale of the additional 963,799 shares of Class A common stock. CVRV Acquisition LLC and CWGS Holding, LLC redeemed 678,331 and 100,695 common units of CWGS, LLC, for 678,331 and 100,695 newly issued shares of Class A common stock, respectively, which they sold in the October 2017 Public Offering along with 184,669 and 104 shares of Class A shares that CVRV Acquisition II LLC and Crestview Advisors, LLC, respectively, already held as a result of the Reorganization Transactions. Pursuant to the terms of the LLC Agreement, 678,331 and 100,695 shares of the Company’s Class B common stock registered in the names of CVRV Acquisition LLC and CWGS Holding, LLC, respectively, were cancelled for no consideration on a one-for-one basis with the number of common units redeemed. The Company did not receive any proceeds relating to the October 2017 Public Offering

15. Non-Controlling Interests

In connection with the Reorganization Transactions, described in Note 14 — Stockholders’ Equity, CWH became the sole managing member of CWGS, LLC and, as a result, consolidates the financial results of CWGS, LLC. The Company reports a non-controlling interest representing the common units of CWGS, LLC held by Continuing Equity Owners. Changes in CWH’s ownership interest in CWGS, LLC while CWH retains its controlling interest in CWGS, LLC will be accounted for as equity transactions. As such, future redemptions or direct exchanges of common units of CWGS, LLC by the Continuing Equity Owners will result in a change in ownership and reduce the amount recorded as non-controlling interest and increase additional paid-in capital.

As of March 31, 2018 and December 31, 2017, there were 88,647,478 and  88,639,567 common units of CWGS, LLC outstanding, respectively, of which CWH owned 36,930,269 and 36,749,072 common units of CWGS, LLC, respectively, representing 41.7%  and 41.5% ownership interests in CWGS, LLC, respectively, and the Continuing Equity Owners owned 51,717,209  and 51,890,495 common units of CWGS, LLC, respectively, representing 58.3% and 58.5% ownership interests in CWGS, LLC, respectively.

The following table summarizes the effects of changes in ownership in CWGS, LLC on the Company’s equity:

	Three Months Ended
	March 31,
($ in thousands)	2018	2017

Net income attributable to Camping World Holdings, Inc.	$3,181	$7,522
Transfers to non-controlling interests:
Decrease in additional paid-in capital as a result of the purchase of common units from CWGS, LLC with proceeds from the exercise of stock options	(77)	—
Increase in additional paid-in capital as a result of the redemption of common units of CWGS, LLC	1,847	150
Change from net income attributable to Camping World Holdings, Inc. and transfers to non-controlling interests	$4,951	$7,672

16. Equity-based Compensation Plans

The following table summarizes the equity-based compensation that has been included in the following line items within the consolidated statements of operations during:

	Three Months Ended
	March 31,	March 31,
($ in thousands)	2018	2017
Equity-based compensation expense:
Costs applicable to revenue	$175	$92
Selling, general, and administrative	3,043	627
Total equity-based compensation expense	$3,218	$719

The following table summarizes stock option activity for the three months ended March 31, 2018:

Stock Options
(in thousands)
Outstanding at December 31, 2017	953
Granted	—
Exercised	(6)
Forfeited	(14)
Cancelled	—
Outstanding at March 31, 2018	933
Options exercisable at March 31, 2018	179

The following table summarizes restricted stock unit activity for the three months ended March 31, 2018:

Restricted
Stock Units
(in thousands)
Outstanding at December 31, 2017	1,247
Granted	—
Vested	(2)
Forfeited	(3)
Outstanding at March 31, 2018	1,242

17. Earnings Per Share

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

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

	Three Months Ended
	March 31,
(In thousands except per share amounts)	2018	2017
Numerator:
Net income	$17,276	$49,623
Less: net income attributable to non-controlling interests	(14,095)	(42,101)
Net income attributable to Camping World Holdings, Inc. — basic	3,181	7,522
Add: Reallocation of net income attributable to non-controlling interests from the assumed exchange of common units of CWGS, LLC for Class A common stock	4,352	23,963
Net income attributable to Camping World Holdings, Inc. — diluted	$7,533	$31,485
Denominator:
Weighted-average shares of Class A common stock outstanding — basic	36,816	18,946
Dilutive common units of CWGS, LLC that are convertible into Class A common stock	51,830	64,826
Weighted-average shares of Class A common stock outstanding — diluted	88,646	83,772

Earnings per share of Class A common stock — basic	$0.09	$0.40
Earnings per share of Class A common stock — diluted	$0.08	$0.38

For the three months ended March 31, 2018, 0.9 million stock options and 1.2 million restricted stock units, respectively, were excluded from the weighted-average in the computation of diluted earnings per share of Class A common stock because the effect would have been anti-dilutive. For the three months ended March 31, 2017, 1.1 million stock options and 0.1 million restricted stock units were excluded from the weighted-average in the computation of diluted earnings per share of Class A common stock because the effect would have been anti-dilutive.

Shares of the Company’s Class B common stock and Class C common stock do not share in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B common stock or Class C common stock under the two-class method has not been presented.

18. Segments Information

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

Reportable segment revenue, segment income, floor plan interest expense, depreciation and amortization, other interest expense, total assets, and capital expenditures are as follows:

	Three Months Ended
	March 31,	March 31,
($ in thousands)	2018	2017
Revenue:
Consumer Services and Plans	$53,808	$50,246
Retail	1,007,758	831,389
Total consolidated revenue	$1,061,566	$881,635

	Three Months Ended
	March 31,	March 31,
($ in thousands)	2018	2017
Segment income:(1)
Consumer Services and Plans	$28,124	$26,253
Retail	22,007	46,143
Total segment income	50,131	72,396
Corporate & other	(1,297)	(941)
Depreciation and amortization	(9,400)	(6,853)
Other interest expense, net	(12,839)	(9,404)
Tax Receivable Agreement liability adjustment	—	17
Loss and expense on debt restructure	(2,100)	—
Income from operations before income taxes	$24,495	$55,215

(1)	Segment income is defined as income from operations before depreciation and amortization plus floor plan interest expense.

	Three Months Ended
	March 31,	March 31,
($ in thousands)	2018	2017
Depreciation and amortization:
Consumer Services and Plans	$772	$996
Retail	8,628	5,857
Total depreciation and amortization	$9,400	$6,853

	Three Months Ended
	March 31,	March 31,
($ in thousands)	2018	2017
Other interest expense, net:
Consumer Services and Plans	$(1)	$2
Retail	1,819	1,592
Total	1,818	1,594
Corporate & other	11,021	7,810
Total interest expense	$12,839	$9,404

	March 31,	December 31,
($ in thousands)	2018	2017

Assets:
Consumer Services and Plans	$131,892	$180,295
Retail	2,401,209	2,078,535
Total	2,533,101	2,258,830
Corporate & other	441,413	302,647
Total assets	$2,974,514	$2,561,477

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

For purposes of this Form 10-Q, we define an "Active Customer" as a customer who has transacted with us in any of the eight most recently completed fiscal quarters prior to the date of measurement. Unless otherwise indicated, the date of measurement is March 31, 2018, our most recently completed fiscal quarter.  Additionally, references herein to the approximately 9 million U.S. households that own a recreational vehicle ("RV") are based on The RV Consumer in 2011, an industry report published by the University of Michigan in 2011 (the "RV Survey"), which we believe to be the most recent such survey.

Overview

We believe we are the only provider of a comprehensive portfolio of services, protection plans, products, and resources for RV enthusiasts. Approximately 9 million households in the United States own an RV, and of that installed base, we had approximately 3.7 million RV-related Active Customers at March 31, 2018, excluding the impact of the acquisition of certain assets of Gander Mountain Company (“Gander Mountain,” and upon acquisition and rebranding, “Gander Outdoors”) and its Overton’s, Inc. business (“Overton’s”) in May 2017 (“Gander Mountain Acquisition”), further described below. We generate recurring revenue by providing RV owners and outdoor enthusiasts the full spectrum of services, protection plans, products, and resources that we believe are essential to operate, maintain, and protect their RV and to enjoy the RV and outdoor lifestyles. We provide these offerings primarily through our two iconic brands, Good Sam and Camping World.

We believe our Good Sam branded offerings provide the industry’s broadest and deepest range of services, protection plans, products, and resources, including: extended vehicle service contracts and insurance protection plans, roadside assistance, membership clubs, and financing products. A majority of these programs are on a multi‑year or annually renewable basis.

Our Camping World brand operates the largest national network of RV‑centric retail locations in the United States through our 141 retail locations in 36 states, as of March 31, 2018, and through our e‑commerce platforms. We believe we are significantly larger in scale than our next largest competitor. We provide new and used RVs, repair parts, RV accessories and supplies, RV repair and maintenance services, protection plans, travel assistance plans, RV financing, and RV lifestyle products and services for new and existing RV owners. Our retail locations are staffed with knowledgeable local team members, providing customers access to extensive RV expertise. Our retail locations are strategically located in key national RV markets.

In 2017, we expanded our products and services focus to outdoor sports and retail to include an array of outdoor products, apparel and gear and active sportswear and gear to target the broader group of outdoor and active sports enthusiasts. On May 26, 2017, we acquired certain assets of Gander Mountain, which specialized in the hunting, camping, fishing, shooting sports, and outdoor markets, and its Overton’s marine and watersports business through a bankruptcy auction. On August 17, 2017, we acquired Active Sports, Inc. which included TheHouse.com, (an online retail component of the business) specializing in bikes, sailboards, skateboards, wakeboards, snowboards and outdoor gear. On September 22, 2017, we acquired EIGHTEEN0THREE LLC, dba W82 (“W82”), which specializes in snowboarding, skateboarding, longboarding, swimwear, footwear, apparel and accessories. On October 19, 2017, we acquired Uncle Dan's LTD, a specialty retailer of outdoor gear, apparel and camping supplies. In addition, on January 30, 2018 we acquired Erehwon, a leading Midwest specialty retailer of outdoor gear and apparel with four retail locations. As of March 31, 2018, we were operating 28 Gander Outdoors locations,  one Overton’s location,  two TheHouse.com locations, two W82 locations, five Uncle Dan’s locations, and four Erehwon locations, in addition to the 141 Camping World retail locations described above.

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

Segments

We identify our reporting segments based on the organizational units used by management to monitor performance and make operating decisions. We have identified two reporting segments: (a) Consumer Services and Plans and (b) Retail. We provide our consumer services and plans offerings through our Good Sam brand and we provide our retail offerings primarily through our Camping World, Gander Outdoors, Overton’s, TheHouse.com, W82, Uncle Dan’s, and Erehwon brands. Within the Consumer Services and Plans segment, we primarily derive revenue from the sale of the following offerings: emergency roadside assistance; property and casualty insurance programs; travel assist programs; extended vehicle service contracts; co‑branded credit cards; vehicle financing and refinancing; club memberships; and publications and directories. Within the Retail segment, we primarily derive revenue from the sale of the following products: new vehicles; used vehicles; parts and service, including RV accessories and supplies; finance and insurance; and skiing, snowboarding, bicycling, skateboarding, marine and watersports products. See Note 18 — Segment Information to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

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

As discussed above, while we have traditionally focused on the RV-centric outdoor enthusiasts, we believe there is significant opportunity for us to offer our comprehensive portfolio of services, protection plans, products and resources beyond the traditional RV enthusiasts to a broader group of outdoor and active sports enthusiasts who enjoy hunting, fishing, boating, non-RV camping, biking, snow skiing, snowboarding, sailboarding, skateboarding and other outdoor active sports and activities. By expanding our array of products and services to include outdoor products, apparel and gear, and active sportswear and gear to target this broader group of outdoor and active sports enthusiasts, and by enhancing the benefits of membership in our Good Sam Club to provide additional benefits and savings to this broader group of outdoor and active sports enthusiasts, we believe we have the opportunity to expand our base of Active Customers and enhance the long-term value of the Good Sam consumer services and plans. We made several strategic acquisitions in the retail space in 2017 and early 2018, including Gander Mountain, and Overton’s, Active Sports, Inc., W82, Uncle Dan’s Outfitters and Erehwon.

As discussed below under “— Liquidity and Capital Resources,” we believe that our sources of liquidity and capital will be sufficient to take advantage of these positive trends in RV usage and finance our growth strategy, including the anticipated opening of Gander Outdoors store locations. However, the operation of our business, the rate of our expansion and our ability to respond to changing business and economic conditions depend on the availability of adequate capital, which in turn typically depends on cash flow generated by our business and, if necessary, the availability of equity or debt capital. In addition, as we grow, we will face the risk that our existing resources and systems, including management resources, accounting and finance personnel, and operating systems, may be inadequate to support our growth. Any inability to generate sufficient cash flows from operations or raise additional equity or debt capital or retain the personnel or make the other changes in our systems that may be required to support our growth could have a material adverse effect on our business, financial condition and results of operations. See “Risk Factors — Risks Related to our Business — Our ability to operate and expand our business and to respond to changing business and economic conditions will depend on the availability of adequate capital” and “Risk Factors — Risks Related to our Business — Our expansion into new, unfamiliar markets presents increased risks that may prevent us from being profitable in these new markets. Delays in opening or acquiring new retail locations could have a material adverse effect on our business, financial condition and results of operations” included in Part I, Item 1A of our Annual Report.

How We Generate Revenue

Revenue across each of our two reporting segments is impacted by the following key revenue drivers:

Number of Active Customers.    Approximately 9 million households in the United States own an RV, and of the installed base, we had approximately 3.7 million and 3.4 million RV-related Active Customers, as of March 31, 2018 and 2017, respectively, excluding the impact of the acquisition of Gander Mountain and Overton’s in May 2017. Gander Outdoors and Overton’s Active Customers were approximately 46,000 and 160,000, respectively, at March 31, 2018. Our Active Customer base is an integral part of our business model and has a significant effect on our revenue. We attract new customers to our business primarily through our retail locations, e-commerce platforms, and direct marketing. Once we acquire our customers through a transaction, they become part of our customer database where we use CRM tools to cross‑sell Active Customers additional products and services.

Consumer Services and Plans.  The majority of our consumer services and plans, such as our roadside assistance, extended service contracts, insurance programs, travel assist, and our Good Sam and Coast to Coast clubs, are built on a recurring revenue model. A majority of these programs are on a multi‑year or annually renewable basis and have annualized fees typically ranging from $20 to $5,200. We believe that many of these products and services are essential for our customers to operate, maintain and protect their RVs, and to enjoy the RV lifestyle, resulting in attractive annual retention rates. As we continue to grow our consumer services and plans business, we expect to further enhance our visibility with respect to revenue and cash flow, and increase our overall profitability. As of March 31, 2018 and December 31, 2017, we had 1.9 million and 1.8 million club members in our Good Sam and Coast to Coast clubs, respectively.

Retail Locations.  We open new retail locations through organic growth and acquisitions. Our new retail locations are one of the primary ways in which we attract new customers to our business. Our retail locations typically offer our full array of products and services, including new and used RVs, RV financing, protection plans, a selection of OEM and aftermarket repair parts, RV accessories, RV maintenance products, supplies, and other outdoor lifestyle products. For the three months ended March 31, 2018 and 2017, we opened two and four acquired RV retail locations, respectively, and opened zero greenfield locations in both periods. In addition, in the three months ended March 31, 2018 we opened twenty-six Gander Outdoors locations, and acquired four Erehwon locations. (see Note 10 — Acquisitions to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q).

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

As of March 31, 2018 and 2017, we had, respectively, a base of 120 and 115 same stores. For the three months ended March 31, 2018 and 2017, our aggregate same store sales were $838.6 million and $807.5 million, respectively. As of March 31, 2018, we had a total of 141 Camping World retail locations, 28 Gander Outdoor locations, 1 Overton’s location, two TheHouse.com locations, 5 Uncle Dan’s locations, and 4 Erehwon locations, compared to 126 Camping World retail locations at March 31, 2017. We closed the Rogers, Minnesota Camping World retail store in the first quarter of 2018 and expect to open an Overton’s store at the location in the coming months.

Other Key Performance Indicators

Gross Profit and Gross Margins.  Gross profit is our total revenue less our total costs applicable to revenue. Our total costs applicable to revenue primarily consists of the cost of goods and cost of sales. Gross margin is gross profit as a percentage of revenue.

Our gross profit is variable in nature and generally follows changes in our revenue. While gross margins for our Retail segment are lower than our gross margins for our Consumer Services and Plans segment, our Retail segment generates significant gross profit and is a primary means of acquiring new customers, to which we then cross‑sell our higher margin products and services with recurring revenue. We believe the overall growth of our Retail segment will allow us to continue to drive growth in gross profits due to our ability to cross‑sell our consumer services and plans to our increasing Active Customer base. For the three months ended March 31, 2018 and 2017, gross profit was $31.1 million and $29.1 million, respectively, and gross margin was 57.8% and 57.9%, respectively, for our Consumer Services and Plans segment, and gross profit was $273.7 million and $222.8 million, respectively, and gross margin was 27.2% and 26.8%, respectively, for our Retail segment.

SG&A as a percentage of Gross Profit.  Selling, general and administrative (“SG&A”) expenses as a percentage of gross profit allows us to monitor our expense control over a period of time. SG&A consists primarily of wage‑related expenses, selling expenses related to commissions and advertising, lease expenses and corporate overhead expenses. We calculate SG&A expenses as a percentage of gross profit by dividing SG&A expenses for the period by total gross profit. For the three months ended March 31, 2018 and 2017, SG&A as a percentage of gross profit was 80.4% and 69.7%, respectively. We expect SG&A expenses to increase as we open new retail locations through organic growth and acquisitions, which we also expect will drive increases in revenue and gross profit.

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

We define Adjusted EBITDA as net income before other interest expense, net (excluding floor plan interest expense), provision for income tax expense, depreciation and amortization, loss and expense on debt restructure, loss (gain) on sale of assets, equity-based compensation, Tax Receivable Agreement liability adjustment,  Gander Outdoors pre-opening costs, and other unusual or one‑time items. We calculate Adjusted EBITDA Margin by dividing Adjusted EBITDA by total revenue for the period. Adjusted EBITDA and Adjusted EBITDA Margin are not GAAP measures of our financial performance and should not be considered as alternatives to net income or net income margin, respectively, as measures of financial performance, or any other performance measure derived in accordance with GAAP. Adjusted EBITDA and Adjusted EBITDA Margin should not be construed as an inference that our future results will be unaffected by unusual or non‑recurring items. Additionally, Adjusted EBITDA and Adjusted EBITDA Margin are not intended to be a measure of discretionary cash to invest in the growth of our business, as it does not reflect tax payments, debt service requirements, capital expenditures and certain other cash costs that may recur in the future, including, among other things, cash requirements for working capital needs and cash costs to replace assets being depreciated and amortized. Management compensates for these limitations by relying on our GAAP results in addition to using Adjusted EBITDA and Adjusted EBITDA Margin supplementally. Our measure of Adjusted EBITDA is not necessarily comparable to similarly titled captions of other companies due to different methods of calculation. For a reconciliation of Adjusted EBITDA to net income, a reconciliation of Adjusted EBITDA Margin to net income margin, and a further discussion of how we utilize this non-GAAP financial measure, see “Non-GAAP Financial Measures” below.

Non-GAAP Financial Measures

To supplement our consolidated financial statements, which are prepared and presented in accordance with accounting principles generally accepted in the United States (“GAAP”), we use the following non-GAAP financial measures: EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Pro Forma Net Income, and Adjusted Pro Forma Earnings Per Fully Exchanged and Diluted Share (collectively the "Non-GAAP Financial Measures"). We believe that these Non-GAAP Financial Measures, when used in conjunction with GAAP financial measures, provide useful information about operating results, enhance the overall understanding of past financial performance and future prospects, and allow for greater transparency with respect to the key metrics we use in our financial and operational decision making. These non-GAAP measures are also frequently used by analysts, investors and other interested parties to evaluate companies in the Company’s industry. The presentation of this financial information is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP, and they should not be construed as an inference that the Company’s future results will be unaffected by any items adjusted for in these non-GAAP measures. In evaluating these non-GAAP measures, you should be aware that in the future the Company may incur expenses that are the same as or similar to some of those adjusted in this presentation. The Non-GAAP Financial Measures that we use are not necessarily comparable to similarly titled measures used by other companies due to different methods of calculation.

EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin

We define “EBITDA” as net income before other interest expense, net (excluding floor plan interest expense), provision for income tax expense and depreciation and amortization. We define “Adjusted EBITDA” as EBITDA further adjusted for the impact of certain non‑cash and other items that we do not consider in our evaluation of ongoing operating performance. These items include, among other things, loss and expense on debt restructure, loss (gain) on sale of assets, equity-based compensation, Tax Receivable Agreement liability adjustment,  Gander Outdoors pre-opening costs, and other unusual or one‑time items. We define “Adjusted EBITDA Margin” as Adjusted EBITDA as a percentage of total revenue. We caution investors that amounts presented in accordance with our definitions of EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin may not be comparable to similar measures disclosed by our competitors, because not all companies and analysts calculate EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin in the same manner. We present EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin because we consider them to be important supplemental measures of our performance and believe they are frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. Management believes that investors’ understanding of our performance is enhanced by including these Non‑GAAP Financial Measures as a reasonable basis for comparing our ongoing results of operations.

The following table reconciles EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin to the most directly comparable GAAP financial performance measures, which are net income, net income, and net income margin, respectively:

	Three Months Ended
	March 31,	March 31,
($ in thousands)	2018	2017
EBITDA:
Net income	$17,276	$49,623
Other interest expense, net	12,839	9,404
Depreciation and amortization	9,400	6,853
Income tax expense	7,219	5,592
Subtotal EBITDA	46,734	71,472
Loss and expense on debt restructure (a)	2,100	—
Loss (gain) on sale of assets (b)	85	(318)
Equity-based compensation (c)	3,218	719
Tax Receivable Agreement liability adjustment (d)	—	(17)
Gander Outdoors pre-opening costs (e)	19,651	—
Adjusted EBITDA	$71,788	$71,856

	Three Months Ended
	March 31,	March 31,
(as percentage of total revenue)	2018	2017
EBITDA margin:
Net income margin	1.6%	5.6%
Other interest expense, net	1.2%	1.1%
Depreciation and amortization	0.9%	0.8%
Income tax expense	0.7%	0.6%
Subtotal EBITDA margin	4.4%	8.1%
Loss and expense on debt restructure (a)	0.2%	—
Loss (gain) on sale of assets (b)	0.0%	(0.0%)
Equity-based compensation (c)	0.3%	0.1%
Tax Receivable Agreement liability adjustment (d)	—	(0.0%)
Gander Outdoors pre-opening costs (e)	1.9%	—
Adjusted EBITDA margin	6.8%	8.2%

(a)	Represents the loss and expense incurred on debt restructure and financing expense incurred from the Third Amendment to the Credit Agreement in 2018.
(b)	Represents an adjustment to eliminate the losses and gains on sales of various assets.
(c)	Represents non-cash equity-based compensation expense relating to employees and directors of the Company.
(d)	Represents an adjustment to eliminate the loss on remeasurement of the Tax Receivable Agreement primarily due to changes in our effective income tax rate.
(e)	Represents pre-opening store costs associated with opening Gander Outdoors retail stores.

Adjusted Pro Forma Net Income and Adjusted Pro Forma Earnings Per Fully Exchanged and Diluted Share

We define “Adjusted Pro Forma Net Income” as net income attributable to Camping World Holdings, Inc. adjusted for the reallocation of net income attributable to non-controlling interests from the assumed exchange of all outstanding common units in CWGS, LLC for shares of newly-issued Class A common stock of Camping World Holdings, Inc. and further adjusted for the impact of certain non‑cash and other items that we do not consider in our evaluation of ongoing operating performance. These items include, among other things, loss (gain) and expense on debt restructure, loss (gain) on sale of assets, equity-based compensation, Tax Receivable Agreement liability adjustment,  Gander Outdoors pre-opening costs, other unusual or one‑time items, and the income tax expense effect of these adjustments. We define “Adjusted Pro Forma Earnings Per Fully Exchanged and Diluted Share” as Adjusted Pro Forma Net Income divided by the weighted-average shares of Class A common stock outstanding, assuming the full exchange of all outstanding common units in CWGS, LLC for newly-issued shares of Class A common stock of Camping World Holdings, Inc., and (ii) the dilutive effect of stock options and restricted stock units, if any. We present Adjusted Pro Forma Net Income and Adjusted Pro Forma Earnings Per Fully Exchanged and Diluted Share because we consider them to be important supplemental measures of our performance and we believe that investors’ understanding of our performance is enhanced by including these Non‑GAAP financial measures as a reasonable basis for comparing our ongoing results of operations.

The following table reconciles Adjusted Pro Forma Net Income and Adjusted Pro Forma Earnings Per Fully Exchanged and Diluted Share to the most directly comparable GAAP financial performance measure, which is net income attributable to Camping World Holdings, Inc. and weighted-average shares of Class A common stock outstanding — diluted:

	Three Months Ended
	March 31,	March 31,
(In thousands except per share amounts)	2018	2017
Numerator:
Net income attributable to Camping World Holdings, Inc.	$3,181	$7,522
Adjustments:
Reallocation of net income attributable to non-controlling interests from the assumed exchange of common units in CWGS, LLC (a)	14,095	42,101
Loss and expense on debt restructure (b)	2,100	—
Loss (gain) on sale of assets (c)	85	(318)
Equity-based compensation (d)	3,218	719
Tax Receivable Agreement liability adjustment (e)	—	(17)
Gander Outdoors pre-opening costs (f)	19,651	—
Income tax expense (g)	(5,389)	(18,292)
Adjusted pro forma net income	$36,941	$31,715
Denominator:
Weighted-average Class A common shares outstanding - diluted	88,646	83,772
Adjustments:
Dilutive options to purchase Class A common stock	315	146
Dilutive restricted stock units	189	58
Adjusted pro forma fully exchanged weighted average Class A common shares outstanding - diluted	89,150	83,976
Adjusted pro forma earnings per fully exchanged and diluted share	$0.41	$0.38

(a)

Represents the reallocation of net income attributable to non-controlling interests from the assumed exchange of common units of CWGS, LLC in periods where income was attributable to non-controlling interests.

(b)	Represents the loss and expense incurred on debt restructure and financing expense incurred from the Third Amendment to the Credit Agreement in 2018.
(c)	Represents an adjustment to eliminate the losses and gains on sales of various assets.
(d)	Represents non-cash equity-based compensation expense relating to employees and directors of the Company.
(e)	Represents an adjustment to eliminate the loss on remeasurement of the Tax Receivable Agreement primarily due to changes in our effective income tax rate.
(f)	Represents pre-opening store costs, associated with the Gander Outdoors store openings.
(g)	Represents the income tax expense effect of the above adjustments. This assumption uses effective tax rates of 25.3% and 38.5% for the adjustments for 2018 and 2017, respectively.

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

By providing these Non‑GAAP Financial Measures, together with reconciliations, we believe we are enhancing investors’ understanding of our business and our results of operations, as well as assisting investors in evaluating how well we are executing our strategic initiatives. In addition, our Senior Secured Credit Facilities use EBITDA to measure our compliance with covenants such as consolidated leverage ratio. The Non-GAAP Financial Measures have limitations as analytical tools, and should not be considered in isolation, or as an alternative to or a substitute for, net income or other financial statement data presented in our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q as indicators of financial performance. Some of the limitations are:

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

Due to these limitations, the Non-GAAP Financial Measures should not be considered as measures of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using these Non‑GAAP Financial Measures only supplementally. As noted in the tables above, certain of the Non-GAAP Financial Measures include adjustments for reallocation of net income attributable to non-controlling interests, loss and expense on debt restructure, loss (gain) on sale of assets, equity-based compensation, Tax Receivable Agreement liability adjustment,  Gander Outdoors pre-opening costs, other unusual or one‑time items, and the income tax expense effect described above, as applicable. It is reasonable to expect that certain of these items will occur in future periods. However, we believe these adjustments are appropriate because the amounts recognized can vary significantly from period to period, do not directly relate to the ongoing operations of our business and complicate comparisons of our internal operating results and operating results of other companies over time. Each of the normal recurring adjustments and other adjustments described in this paragraph and in the reconciliation tables above help management with a measure of our core operating performance over time by removing items that are not related to day‑to‑day operations.

Results of Operations

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

The following table sets forth information comparing the components of net income for the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31, 2018		March 31, 2017
		Percent of		Percent of	Favorable/ (Unfavorable)
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%

Revenue:
Consumer Services and Plans	$53,808	5.1%	$50,246	5.7%	$3,562	7.1%
Retail
New vehicles	579,510	54.6%	503,304	57.1%	76,206	15.1%
Used vehicles	172,091	16.2%	145,819	16.5%	26,272	18.0%
Parts, services and other	164,308	15.5%	116,223	13.2%	48,085	41.4%
Finance and insurance, net	91,849	8.7%	66,043	7.5%	25,806	39.1%
Subtotal	1,007,758	94.9%	831,389	94.3%	176,369	21.2%
Total revenue	1,061,566	100.0%	881,635	100.0%	179,931	20.4%

Gross profit (exclusive of depreciation and amortization shown separately below):
Consumer Services and Plans	31,083	2.9%	29,099	3.3%	1,984	6.8%
Retail
New vehicles	75,626	7.1%	68,242	7.7%	7,384	10.8%
Used vehicles	37,798	3.6%	33,917	3.8%	3,881	11.4%
Parts, services and other	68,420	6.4%	54,628	6.2%	13,792	25.2%
Finance and insurance, net	91,849	8.7%	66,043	7.5%	25,806	39.1%
Subtotal	273,693	25.8%	222,830	25.3%	50,863	22.8%
Total gross profit	304,776	28.7%	251,929	28.6%	52,847	21.0%

Operating expenses:
Selling, general and administrative expenses	245,114	23.1%	175,490	19.9%	(69,624)	-39.7%
Debt restructure expense	424	0.0%	—	0.0%	(424)	-100.0%
Depreciation and amortization	9,400	0.9%	6,853	0.8%	(2,547)	-37.2%
Gain on asset sales	85	0.0%	(318)	0.0%	(403)	-126.7%
Income from operations	49,753	4.7%	69,904	7.9%	(20,151)	-28.8%
Other income (expense):
Floor plan interest expense	(10,743)	-1.0%	(5,302)	-0.6%	(5,441)	-102.6%
Other interest expense, net	(12,839)	-1.2%	(9,404)	-1.1%	(3,435)	-36.5%
Tax Receivable Agreement liability adjustment	—	0.0%	17	0.0%	(17)	-100.0%
Loss on debt restructure	(1,676)	-0.2%	—	0.0%	(1,676)	-100.0%
	(25,258)	-2.4%	(14,689)	-1.7%	(10,569)	-72.0%
Income before income taxes	24,495	2.3%	55,215	6.3%	(30,720)	-55.6%
Income tax expense	(7,219)	-0.7%	(5,592)	-0.6%	(1,627)	-29.1%
Net income	17,276	1.6%	49,623	5.6%	(32,347)	-65.2%
Less: net income attributable to non-controlling interests	(14,095)	-1.3%	(42,101)	-4.8%	28,006	-66.5%
Net income attributable to Camping World Holdings, Inc.	$3,181	0.3%	$7,522	0.9%	$(4,341)	-57.7%

Three Months Ended March 31, 2018 compared to Three Months Ended March 31, 2017

Total revenue was $1.1 billion for the three months ended March 31, 2018, an increase of $179.9 million, or 20.4%, as compared to $881.6 million for the three months ended March 31, 2017. The increase was primarily in the Retail segment, and driven by an 18.4% increase in new vehicle unit sales, a 26.6% increase in used unit sales, and $39.3 million of incremental parts, services and other revenue from acquired businesses,  with corresponding revenue increases from variable products such as parts, services and other, and finance and insurance. Same store sales increased 3.9% for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017.

Consumer Services and Plans:

Three Months Ended March 31, 2018 compared to Three Months Ended March 31, 2017

Consumer Services and Plans revenue was $53.8 million for the three months ended March 31, 2018, an increase of $3.6 million, or 7.1%, as compared to $50.2 million for the three months ended March 31, 2017. The increased revenue was attributable to $1.0 million from the additional contracts in force from our roadside assistance programs, $0.8 million primarily from seven additional consumer shows, $0.8 million from additional Good Sam Club memberships, $0.5 million from increased policies in force in the Good Sam TravelAssist programs, $0.4 million from additional policies in force for our vehicle insurance products, and $0.1 million from various other ancillary products.

Consumer Services and Plans gross profit was $31.1 million for the three months ended March 31, 2018, an increase of $2.0 million, or 6.8%, as compared to $29.1 million for the three months ended March 31, 2017. This increase was primarily due to $1.6 million from increased policies in force from the roadside assistance programs, vehicle insurance, and Good Sam TravelAssist programs, and an increase of $0.6 million from increased Good Sam Club memberships, partially offset by a $0.2 million decrease from other ancillary products.

Retail:

New Vehicles

	Three Months Ended
	March 31, 2018		March 31, 2017		Favorable/
($ in thousands,		Percent of		Percent of	(Unfavorable)
except per vehicle data)	Amount	Revenue	Amount	Revenue	$	%

Revenue	$579,510	100.0%	$503,304	100.0%	$76,206	15.1%

Gross profit	75,626	13.0%	68,242	13.6%	7,384	10.8%

New vehicle unit sales	16,296		13,763		2,533	18.4%

Three Months Ended March 31, 2018 compared to Three Months Ended March 31, 2017

New vehicle revenue was $579.5 million for the three months ended March 31, 2018, an increase of $76.2 million, or 15.1%, as compared to $503.3 million for the three months ended March 31, 2017. The increase was primarily due to an 18.4% increase in new vehicle unit sales, driven by increased sales of travel trailers units,  the 21 acquired and greenfield RV dealership locations opened over the last fifteen months and a 1.6% increase in same store sales. These increases were partially offset by a 2.8% decrease in the average sales price per unit resulting from a product mix shift toward lower priced towable units.

New vehicle gross profit was $75.6 million for the three months ended March 31, 2018, an increase of $7.4 million, or 10.8%, as compared to $68.2 million for the three months ended March 31, 2017. The increase was primarily due to the 18.4% increase in new vehicle unit sales, partially offset by a 12.0%  decrease in average gross profit per unit. Gross margin decreased to 13.0% from 13.6% for the three months ended March 31, 2018.

Used Vehicles

	Three Months Ended
	March 31, 2018		March 31, 2017		Favorable/
($ in thousands,		Percent of		Percent of	(Unfavorable)
except per vehicle data)	Amount	Revenue	Amount	Revenue	$	%

Revenue	$172,091	100.0%	$145,819	100.0%	$26,272	18.0%

Gross profit	37,798	22.0%	33,917	23.3%	3,881	11.4%

Used vehicle unit sales	8,251		6,516		1,735	26.6%

Three Months Ended March 31, 2018 compared to Three Months Ended March 31, 2017

Used vehicle revenue was $172.1 million for the three months ended March 31, 2018, an increase of $26.3 million, or 18.0%, as compared to $145.8 million for the three months ended March 31, 2017. The increase was primarily due to a 26.6% increase in used vehicle unit sales,  consisting of mostly travel trailers, our newly acquired and greenfield RV dealership locations,  and a same store sales increase of 5.4%.

Used vehicle gross profit was $37.8 million for the three months ended March 31, 2018, an increase of $3.9 million, or 11.4%, as compared to $33.9 million for the three months ended March 31, 2017. This increase primarily resulted from the 26.6% increase in unit volume,  partially offset by a 12.0% decrease in gross profit per unit. Gross margin decreased to 22.0% from 23.3% in the three months ended March 31, 2017.

Parts, Services and Other

	Three Months Ended
	March 31, 2018		March 31, 2017		Favorable/
		Percent of		Percent of	(Unfavorable)
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%

Revenue	$164,308	100.0%	$116,223	100.0%	$48,085	41.4%

Gross profit	68,420	41.6%	54,628	47.0%	13,792	25.2%

Three Months Ended March 31, 2018 compared to Three Months Ended March 31, 2017

Parts, services and other revenue was $164.3 million for the three months ended March 31, 2018, an increase of $48.1 million, or 41.4%, as compared to $116.2 million for the three months ended March 31, 2017. The increase was primarily attributable to increased revenue from the 21 acquired and greenfield RV dealership locations opened over the last fifteen months and the acquired outdoor and active sports businesses.  Same store sales increased 1.0% for the three months ended March 31, 2018 versus the comparable period in 2017.

Parts, services and other gross profit was $68.4 million for the three months ended March 31, 2018, an increase of $13.8 million, or 25.2%, as compared to $54.6 million for the three months ended March 31, 2017. The gross profit increase was primarily due to increased revenue. Gross margin decreased 536 basis points to 41.6% primarily due to the outdoor retail businesses acquired over the last 15 months.

Finance and Insurance, net

	Three Months Ended
	March 31, 2018		March 31, 2017		Favorable/
		Percent of		Percent of	(Unfavorable)
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%

Revenue	$91,849	100.0%	$66,043	100.0%	$25,806	39.1%

Gross profit	91,849	100.0%	66,043	100.0%	25,806	39.1%

Three Months Ended March 31, 2018 compared to Three Months Ended March 31, 2017

Finance and insurance, net revenue and gross profit were each $91.8 million for the three months ended March 31, 2018, an increase of $25.8 million, or 39.1%, as compared to $66.0 million for the three months ended March 31, 2017. The increase was primarily due to incremental vehicle finance contracts assigned due to higher vehicle unit sales, higher finance and insurance sales penetration rates, and a  2.4% increase in same store RV sales.  Finance and insurance, net same store sales increased 22.0% in the first quarter of 2018, and revenue as a percentage of total new and used vehicle revenue increased to 12.2% for the three months ended March 31, 2018 from 10.2% for the comparable period in 2017.

Selling, general and administrative expenses

Three Months Ended March 31, 2018 compared to Three Months Ended March 31, 2017

Selling, general and administrative expenses were $245.1 million for the three months ended March 31, 2018, an increase of $69.6 million, or 39.7%, as compared to $175.5 million for the three months ended March 31, 2017. The increase was due to increases of $37.9 million of variable wage-related expenses, primarily attributable to the acquired and greenfield RV dealership locations opened over the last fifteen months, the acquired businesses, and increased vehicle unit sales; $9.8 million of store and corporate overhead expenses; $9.7 million of additional real and personal property expense; $8.3 million of additional variable selling expense; and $3.9 million of additional variable occupancy expense.  Included in these variances is $19.7 million of pre-opening costs associated with the Gander Outdoors store openings. Selling, general and administrative expenses as a percentage of total gross profit was 80.4% for the three months ended March 31, 2018, compared to 69.7% for the three months ended March 31, 2017,  an increase of 1,077 basis points.

Depreciation and amortization

Three Months Ended March 31, 2018 compared to Three Months Ended March 31, 2017

Depreciation and amortization was $9.4 million for the three months ended March 31, 2018, an increase of $2.5 million, or 37.2%, as compared to $6.9 million for the three months ended March 31, 2017 primarily due to acquired businesses.

Debt restructure expense

Debt restructure expense was $0.4 million for the three months ended March 31, 2018, an increase of $0.4 million, or 100%, as compared to the three months ended March 31, 2017. This increase relates to the Third Amendment to the Credit Agreement entered into in March 2018.

Floor plan interest expense

Three Months Ended March 31, 2018 compared to Three Months Ended March 31, 2017

Floor plan interest expense was $10.7 million for the three months ended March 31, 2018, an increase of $5.4 million, or 102.6%, as compared to $5.3 million for the three months ended March 31, 2017. The increase was primarily due to an increased average outstanding amount payable under our Floor Plan Facility for the three months ended March 31, 2018 of 50.7% compared to the three months ended March 31, 2017, primarily resulting from an increased inventory level due to new dealership locations and locations expecting higher unit sales, and a 100 basis point increase in the average floor plan borrowing rate.

Other interest expense, net

Three Months Ended March 31, 2018 compared to Three Months Ended March 31, 2017

Other interest expense, net was $12.8 million for the three months ended March 31, 2018, an increase of $3.4 million, or 36.5%, as compared to $9.4 million for the three months ended March 31, 2017.

The increase was primarily due to increased average debt outstanding, partially offset by  an 8 basis point decrease in the average interest rate.

Segment results

The following table sets forth a reconciliation of total segment income to consolidated income from operations before income taxes for each of our segments for the period presented:

	Three Months Ended
	March 31, 2018		March 31, 2017		Favorable/
		Percent of		Percent of	(Unfavorable)
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%
Revenue:
Consumer Services and Plans	$53,808	5.1%	$50,246	5.7%	$3,562	7.1%
Retail	1,007,758	94.9%	831,389	94.3%	176,369	21.2%
Total consolidated revenue	1,061,566	100.0%	881,635	100.0%	179,931	20.4%
Segment income:(1)
Consumer Services and Plans	28,124	2.6%	26,253	3.0%	1,871	7.1%
Retail	22,007	2.1%	46,143	5.2%	(24,136)	-52.3%
Total segment income	50,131	4.7%	72,396	8.2%	(22,265)	-30.8%
Corporate & other	(1,297)	-0.1%	(941)	-0.1%	(356)	-37.8%
Depreciation and amortization	(9,400)	-0.9%	(6,853)	-0.8%	(2,547)	-37.2%
Tax Receivable Agreement liability adjustment	—	0.0%	17	0.0%	(17)	100.0%
Other interest expense, net	(12,839)	-1.2%	(9,404)	-1.1%	(3,435)	-36.5%
Loss and expense on debt restructure	(2,100)	-0.2%	—	0.0%	(2,100)	100.0%
Income from operations before income taxes	$24,495	2.3%	$55,215	6.3%	$(30,720)	-55.6%

(1)	Segment income represents income for each of our reportable segments and is defined as income from operations before depreciation and amortization, plus floor plan interest expense.

Consumer Services and Plans segment revenue

Three Months Ended March 31, 2018 compared to Three Months Ended March 31, 2017

Consumer Services and Plans segment revenue was $53.8 million for the three months ended March 31, 2018, an increase of $3.6 million, or 7.1%, as compared to $50.2 million for the three months ended March 31, 2017.  The increased revenue was attributable to $1.0 million from the additional contracts in force from our roadside assistance programs, $0.8 million primarily from seven additional consumer shows, $0.8 million from additional Good Sam Club memberships, $0.5 million from increased policies in force in the Good Sam TravelAssist programs, $0.4 million from additional policies in force for our vehicle insurance products, and $0.1 million from various other ancillary products.

Retail segment revenue

Three Months Ended March 31, 2018 compared to Three Months Ended March 31, 2017

Retail segment revenue was $1.0 billion for the three months ended March 31, 2018, an increase of $176.4 million, or 21.2%, as compared to $831.4 million for the three months ended March 31, 2017. The increase was primarily due to the 18.4% increase in new vehicle unit volume, the 26.6% increase in used vehicle unit volume, and the acquired businesses, partially offset by one retail store closure in the first three months of 2018. The increase in new and used vehicle unit volume includes the impact of the 21 acquired and greenfield RV dealership retail locations opened over the last fifteen months.

Same store sales

Three Months Ended March 31, 2018 compared to Three Months Ended March 31, 2017

Same store sales were $838.6 million for the three months ended March 31, 2018, an increase of $31.1 million, or 3.9%, as compared to $807.5 million for the three months ended March 31, 2017. The increase was primarily due to the increased volume of new and used units sold, in addition to increased penetration of finance and insurance products.

Total segment income

Three Months Ended March 31, 2018 compared to Three Months Ended March 31, 2017

Total segment income was $50.1 million for the three months ended March 31, 2018, a decrease of $22.3 million, or 30.8%, as compared to $72.4 million for the three months ended March 31, 2017. The decrease was primarily due to the $19.7 million of Gander Outdoors pre-opening costs and additional floor plan interest, partially offset by a gross profit increase  from finance and insurance products and the acquired and greenfield RV dealership retail locations opened over the last fifteen months. Total segment income margin decreased 349 basis points to 4.7%.

Consumer Services and Plans segment income

Three Months Ended March 31, 2018 compared to Three Months Ended March 31, 2017

Consumer Services and Plans segment income was $28.1 million for the three months ended March 31, 2018, an increase of $1.9 million, or 7.1%, as compared to $26.3 million for the three months ended March 31, 2017. The segment income increase was attributable to $1.6 million from increased policies in force from the roadside assistance, vehicle insurance, and Good Sam TravelAssist programs, and an increase of $0.6 million from increased Good Sam Club memberships, partially offset by a $0.1 million increase in selling, general and administrative expenses and a decrease of $0.2 million from other ancillary product revenue. Consumer Services and Plans segment income margin increased 2 basis points to 52.3%.

Retail segment income

Three Months Ended March 31, 2018 compared to Three Months Ended March 31, 2017

Retail segment income was $22.0 million for the three months ended March 31, 2018, a decrease of $24.1 million, or 52.6%, as compared to $46.1 million for the three months ended March 31, 2017. The decrease was primarily due to the ramp-up of the acquired businesses and $19.7 million of Gander Outdoors pre-opening costs, and additional floor plan interest, partially offset by increased segment gross profit of $50.9 million consisting of higher revenue and sales penetration of finance and insurance products, and the higher volume of units sold for the three months ended March 31, 2018 compared to the three months ended March 31, 2017.  Retail segment income margin decreased 337 basis points to 2.2% from 5.6% for the comparable prior year period primarily due the ramp-up of the acquired businesses.

Corporate and other expenses

Three Months Ended March 31, 2018 compared to Three Months Ended March 31, 2017

Corporate and other expenses were $1.3 million for the three months ended March 31, 2018, an increase of 37.8%, as compared to $0.9 million for the three months ended March 31, 2017. The $0.4 million increase was primarily due to $0.4 million of other professional fees.

Liquidity and Capital Resources

General

Our primary requirements for liquidity and capital have been working capital, inventory management, acquiring and building new retail locations, including Gander Outdoors pre-opening expenses, the improvement and expansion of existing retail locations, debt service, distributions to holders of equity interests in CWGS, LLC and our Class A common stock, and general corporate needs. These cash requirements have been met through cash provided by operating activities, cash and cash equivalents, proceeds from our IPO, May 2017 Public Offering and October 2017 Public Offering, borrowings under our Senior Secured Credit Facilities or our previous senior secured credit facilities, and borrowings under our Floor Plan Facility.

As a public company, additional liquidity needs include public company costs, payment of regular and special cash dividends, any exercise of the redemption right by the Continuing Equity Owners from time to time (should we elect to exchange common units for a cash payment), payments under the Tax Receivable Agreement, and state and federal taxes to the extent not sheltered as a result of the Tax Receivable Agreement. The Continuing Equity Owners may exercise such redemption right for as long as their common units remain outstanding. Although the actual timing and amount of any payments that may be made under the Tax Receivable Agreement will vary, we expect that the payments that we will be required to make to the Continuing Equity Owners and Crestview Partners II GP, L.P. will be significant. Any payments made by us to Continuing Equity Owners and Crestview Partners II GP, L.P. under the Tax Receivable Agreement will generally reduce the amount of overall cash flow that might have otherwise been available to us or to CWGS, LLC and, to the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, the unpaid amounts generally will be deferred and will accrue interest until paid by us; provided, however, that nonpayment for a specified period may constitute a material breach of a material obligation under the Tax Receivable Agreement and therefore may accelerate payments due under the Tax Receivable Agreement. For a discussion of the Tax Receivable Agreement, see Note 12 — Income Taxes to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

CWGS, LLC intends to make a regular quarterly cash distribution to its common unit holders, including us, of approximately $0.08 per common unit and we intend to use all of the proceeds from such distribution on our common units to pay a regular quarterly cash dividend of approximately $0.08 per share on our Class A common stock, subject to our discretion as the sole managing member of CWGS, LLC and the discretion of our board of directors. During the three months ended March 31, 2018, we paid one regular quarterly cash dividends of $0.08 per share of our Class A common stock. CWGS, LLC is required to make cash distributions in accordance with the CWGS LLC Agreement in an amount sufficient for us to pay any expenses incurred by us in connection with the regular quarterly cash dividend, along with any of our other operating expenses and other obligations. In addition, we currently intend to pay a special cash dividend of all or a portion of the Excess Tax Distribution (as defined under “Dividend Policy” included in Part II, Item 5 of our Annual Report) to the holders of our Class A common stock from time to time subject to the discretion of our board of directors as described under “Dividend Policy.” During the three months ended March 31, 2018, we paid one special cash dividends of $0.0732 per share of our Class A common stock.

Notwithstanding our obligations under the Tax Receivable Agreement, we believe that our sources of liquidity and capital will be sufficient to finance our continued operations, growth strategy, including the anticipated opening of Gander Outdoors store locations, regular quarterly cash dividends (as described above) and additional expenses we expect to incur as a public company for at least the next twelve months. However, we cannot assure you that our cash provided by operating activities, cash and cash equivalents or cash available under our Revolving Credit Facility or our Floor Plan Facility will be sufficient to meet our future needs. If we are unable to generate sufficient cash flows from operations in the future, and if availability under our Revolving Credit Facility or our Floor Plan Facility is not sufficient, we may have to obtain additional financing. If we obtain additional capital by issuing equity, the interests of our existing stockholders will be diluted. If we incur additional indebtedness, that indebtedness may impose significant financial and other covenants that may significantly restrict our operations. We cannot assure you that we could obtain refinancing or additional financing on favorable terms or at all. See “Risk Factors — Risks Related to our Business — Our ability to operate and expand our business and to respond to changing business and economic conditions will depend on the availability of adequate capital” included in Part I, Item 1A of our Annual Report.

As of March 31, 2018 and December 31, 2017, we had working capital of $680.9 million and $478.7 million, respectively, including $331.3 million and $224.2 million, respectively, of cash and cash equivalents. Our working capital reflects the cash provided by deferred revenue and gains reported under current liabilities of $73.4 million and $77.7 million as of March 31, 2018 and December 31, 2017, respectively, which reduces working capital. Deferred revenue primarily consists of cash collected for club memberships in advance of services to be provided, which is deferred and recognized as revenue over the life of the membership. We use net proceeds from this deferred membership revenue to lower our long-term borrowings and finance our working capital needs.

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

Cash Flow

The following table shows summary cash flows information for the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,
(In thousands)	2018	2017
Net cash used in operating activities	$(48,218)	$(13,018)
Net cash used in investing activities	(88,418)	(91,122)
Net cash provided by financing activities	243,774	164,678
Net increase in cash and cash equivalents	$107,138	$60,538

Operating activities.  Our cash flows from operating activities are primarily collections from contracts in transit and customers following the sale of new and used vehicles, as well as from the sale of retail parts, services and consumer services and plans. Contracts in transit represent amounts due from third-party lenders from whom pre-arranged agreements have been determined, and to whom the retail installment sales contracts have been assigned. Our primary uses of cash from operating activities, which includes the $19.7 million of Gander Outdoors pre-opening costs in the first quarter of 2018, are repayments of vehicle floor plan payables, payments to retail product suppliers, personnel-related expenditures, payments related to leased property, advertising, and various consumer services program costs.

Net cash used in operating activities was $48.2 million for the three months ended March 31, 2018, an increase of $35.2 million from $13.0 million net cash provided by operating activities for the three months ended March 31, 2017. The increase was primarily due to $89.6 million from increases in inventory balances,  a $32.3 million decrease in net income and $5.0 million of other net unfavorable changes, partially offset by a $91.7 million increase in accounts payable and accrued liabilities,.

Investing activities.  Our investment in business activities primarily consists of expanding our operations through organic growth and the acquisition of retail locations. Substantially all of our new retail locations and capital expenditures have been financed using cash provided by operating activities and borrowings under our Senior Secured Credit Facilities.

The table below summarizes our capital expenditures for the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,
(In thousands)	2018	2017
IT hardware and software	$2,085	$990
Greenfield and acquired retail locations	44,658	2,629
Existing retail locations	4,522	5,898
Corporate and other	756	512
Total capital expenditures	$52,021	$10,029

Our capital expenditures consist primarily of investing in acquired and greenfield RV dealership retail locations, existing retail locations, acquired businesses, information technology, hardware, and software. There were no material commitments for capital expenditures as of March 31, 2018.

Net cash used in investing activities was $88.4 million for the three months ended March 31, 2018. The $88.4 million of cash used in investing activities was composed of  $12.5 million for the acquisition of two RV dealership locations and four Erehwon locations (see Note 10 — Acquisitions to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q),  approximately $52.0 million of capital expenditures primarily for the buildout of the Gander Outdoors locations, and $24.4 million for the purchase of real property, partially offset by proceeds of $0.5 million from the sale of property and equipment.

Net cash used in investing activities was $91.1 million for the three months ended March 31, 2017. The $91.1 million of cash used in investing activities included $75.5 million for the acquisition of four RV dealership locations, in addition to $10.0 million of capital expenditures and $6.0 million for the purchase of real property, partially offset by proceeds from the sale property and equipment of approximately $0.4 million.

Financing activities.  Our financing activities primarily consist of proceeds from the issuance of debt and the repayment of principal and debt issuance costs.

Our net cash provided by financing activities was $243.8 million for the three months ended March 31, 2018. The $243.8 million of cash provided by financing activities was primarily due to $249.2 million of net proceeds from long-term debt, and $24.4 million of proceeds from our Revolving Credit Facility, partially offset by $19.9 million of non-controlling interest member distributions, $5.6 million of dividends paid on Class A common stock, other financing uses of $3.3 million, and $1.0 million of borrowings under the Floor Plan Facility during the three months ended March 31, 2018.

Our net cash provided by financing activities was $164.7 million for the three months ended March 31, 2017. The $164.7 million of cash provided by financing activities was primarily due to $92.9 million of net proceeds from long-term debt, and $98.1 million of borrowings under the Floor Plan Facility, partially offset by $22.0 million of member distributions, and other financing uses of $4.3 million during the three months ended March 31, 2017.

Description of Senior Secured Credit Facilities and Floor Plan Facility

As of March 31, 2018 and December 31, 2017, we had outstanding debt in the form of our credit agreement (as amended from time to time, the “Credit Agreement”) that included a $1,187.1 million and $937.1 million term loan (the ‘‘Term Loan Facility’’), respectively, and $35.0 million of commitments for revolving loans (the ‘‘Revolving Credit Facility’’ and, together with the Term Loan Facility, the ‘‘Senior Secured Credit Facilities’’) and our floor plan financing facility with $1.165 billion in maximum borrowing availability and a letter of credit commitment of $15.0 million (the ‘‘Floor Plan Facility’’). We may from time to time seek to refinance, retire or exchange our outstanding debt. Such refinancings, repayments or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. In the past, we have used interest rate swap derivatives to diversify our debt portfolio between fixed and variable rate instruments. For additional information regarding our interest rate risk and interest rate hedging instruments, see “Quantitative and Qualitative Disclosures About Market Risk” in Part I, Item 3 of this Form 10-Q.

Senior Secured Credit Facilities

The following table details the outstanding amounts and available borrowings under our Senior Secured Credit Facilities as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31,	December 31,
	2018	2017
Senior Secured Credit Facilities:
Term Loan Facility:
Principal amount of borrowings	$1,195,000	$945,000
Less: cumulative principal payments	(7,916)	(7,916)
Less: unamortized original issue discount	(6,164)	(6,029)
Less: finance costs	(15,432)	(14,153)
	1,165,488	916,902
Less: current portion	(11,991)	(9,465)
Long-term debt, net of current portion	$1,153,497	$907,437
Revolving Credit Facility:
Total commitment	$35,000	$35,000
Less: outstanding letters of credit	(2,777)	(3,237)
Additional borrowing capacity	$32,223	$31,763

On March 17, 2017, CWGS Group, LLC (the “Borrower”), a wholly-owned subsidiary of CWGS, LLC, entered into a First Amendment (the “First Amendment”) to the Credit Agreement, dated as of November 8, 2016. Per the terms of the First Amendment, the Borrower’s $645.0 million term loan facility was increased by $95.0 million to $740.0 million. The proceeds from the additional borrowings were used to purchase dealerships within FreedomRoads. No other terms of the Credit Agreement were amended.

On October 6, 2017, the Borrower further amended our Credit Agreement. This amendment, among other things, (i) increased our Term Loan Facility by $205.0 million to an outstanding principal amount of $939.5 million, (ii) amended the applicable margin to 2.00% from 2.75% per annum, in the case of base rate loans, and to 3.00% from 3.75% per annum, in the case of LIBOR loans and, (iii) increased the quarterly amortization payment to $2.4 million.

On March 28, 2018, the Borrower entered into a Third Amendment to the Credit Agreement. The Third Amendment, among other things, (i) reduced the interest rate by 25 basis points with a reduction in the applicable interest margin to 1.75% from 2.00% per annum, in the case of base rate loans, and to 2.75% from 3.00% per annum, in the case of LIBOR loans, effective on April 6, 2018, (ii) increased the Borrower’s term loan facility by $250 million to a principal amount of $1.19 billion outstanding as of March 28, 2018, and (iii) increased the quarterly amortization payment to $3.0 million.

See our Annual Report for a further discussion of the terms of the Senior Secured Credit Facilities.

Floor Plan Facility

The following table details the outstanding amounts and available borrowings under our Floor Plan Facility as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31,	December 31,
	2018	2017
Floor Plan Facility:
Notes payable — floor plan:
Total commitment	$1,415,000	$1,415,000
Less: borrowings, net	(939,759)	(974,043)
Less: flooring line aggregate interest reduction account	(162,720)	(106,055)
Additional borrowing capacity	312,521	334,902
Less: accounts payable for sold inventory	(64,633)	(31,311)
Less: purchase commitments	(30,346)	(77,144)
Unencumbered borrowing capacity	$217,542	$226,447

Revolving line of credit	$35,000	$35,000
Less borrowings	(24,403)	—
Additional borrowing capacity	$10,597	$35,000

Letters of credit:
Total commitment	$15,000	$15,000
Less: outstanding letters of credit	(9,369)	(9,369)
Additional letters of credit capacity	$5,631	$5,631

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

Deferred Revenue and Gains

Deferred revenue and gains consist of our sales for products not yet recognized as revenue at the end of a given period and deferred gains on sale-leaseback and derecognition of right to use asset transactions. Our deferred revenue and deferred gains as of March 31, 2018 were $128.1 million and $10.9 million, respectively. Deferred revenue is expected to be recognized as revenue and deferred gains are expected to be recognized ratably over the lease terms as an offset to rent expense.

Off-Balance Sheet Arrangements

As of March 31, 2018, we did not have any off-balance sheet arrangements, except for operating leases entered into in the normal course of business.

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

There has been no material change in our critical accounting policies from those previously reported and disclosed in our Annual Report. See Note 2 to our unaudited condensed consolidated financial statements in Item 1 of Part I of this Form 10-Q for discussion of the critical accounting policy for revenue recognition after the adoption of ASC 606.

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

Interest Rate Risk

Our operating results are subject to risk from interest rate fluctuations on our Senior Secured Credit Facilities and our Floor Plan Facility, which carries variable interest rates. Interest rate risk is the exposure to loss resulting from changes in the level of interest rates and the spread between different interest rates. Advances under our Senior Secured Credit Facilities, which include the Term Loan Facility and the Revolving Credit Facility, is tied to a borrowing base and bear interest at variable rates. Additionally, under our Floor Plan Facilities we have the ability to draw on revolving floor plan arrangements, which bear interest at variable rates. Because our Senior Secured Credit Facilities and Floor Plan Facility bear interest at variable rates, we are exposed to market risks relating to changes in interest rates. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. As of March 31, 2018, we had no outstanding borrowings under our Revolving Credit Facility aside from letters of credit in the aggregate amount of $2.8 million outstanding under the Revolving Credit Facility, $1,165.5 million of variable rate debt outstanding under our Term Loan Facility, net of $6.2 million of unamortized original issue discount and $15.4 million of finance costs, and $939.8 million in outstanding borrowings under our Floor Plan Facility. Based on March 31, 2018 debt levels, an increase or decrease of 1% in the effective interest rate would cause an increase or decrease in interest expense under our term Loan Facility of $12.0 million and $11.5 million, respectively, over the next 12 months and an increase or decrease of 1% in the effective rate would cause an increase or decrease in interest expense under our Floor Plan Facility of approximately $9.4 million over the next 12 months. We do not use derivative financial instruments for speculative or trading purposes, but this does not preclude our adoption of specific hedging strategies in the future.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2018. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective at reasonable assurance level as of March 31, 2018 as a result of the material weaknesses described in our Annual Report on Form 10-K and below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the preparation of our consolidated financial statements for the year ended December 31, 2017, we identified errors in certain of our prior period consolidated financial statements that have caused us to restate and amend the Company’s previously issued condensed consolidated financial statements and related financial information for the interim periods of 2017 and the year ended December 31, 2016. These errors were largely the result of certain material weaknesses in our internal control over financial reporting. Specifically, the following material weaknesses have been identified, i) our tax control related to the realization of deferred tax assets was ineffective, ii) certain accounting policies and procedures related to corporate accounting functions within FreedomRoads, which operates our RV dealerships, were not sufficiently documented and/or executed to be considered effective in providing reasonable assurance that accounting transactions are consistently recorded in accordance with generally accepted accounting principles and communication to those executing transactions and performing corporate review functions at FreedomRoads was not sufficiently performed to ensure internal control responsibilities were properly reinforced, and iii) certain of our transaction level and management review controls over the valuation of trade-in unit inventory were not effective.

Management’s Remediation Efforts

As disclosed in our Annual Report, we have identified and begun to implement several steps, as further described below, designed to remediate the material weaknesses described in this Item 4 and to enhance our overall control environment. Although we intend to complete the remediation process as promptly as possible, we cannot at this time estimate how long it will take to remediate these material weaknesses, and our remediation plan may not prove to be successful. We will not consider the material weaknesses remediated until our enhanced controls are operational for a sufficient period of time and tested, enabling management to conclude that the enhanced controls are operating effectively.

Our remediation plan includes, but is not limited to, the following measures:

•

Improving our existing tax controls to include additional analysis of the ability to realize deferred tax assets. This includes an assessment of the sources of income necessary to result in the realization or impairment of those assets. The analysis also verifies that the positive evidence being relied upon is allowed to be considered under the authoritative accounting guidance contained within ASC 740 related to the recognition and measurement of deferred tax assets. The reviewer also performs additional review procedures when a tax-planning strategy is involved in the determination of the amount of valuation allowance, if any, applied against deferred tax assets;

•	Improving documentation of accounting policies and procedures to support our internal control infrastructure;
•	Communicating policy and procedure updates to new and existing personnel to ensure internal control responsibilities assigned and/or delegated are properly reinforced; and
•

Enhancing our procedures surrounding information produced by the entity within used trade-in unit inventory valuation monitoring controls.  This includes testing completeness and accuracy of key inputs and spreadsheets used to monitor and manage used trade-in inventory valuation.

While the foregoing measures are intended to effectively remediate the material weaknesses described in this Item 4, it is possible that additional remediation steps will be necessary. As such, as we continue to evaluate and implement our plan to remediate the material weaknesses, our management may decide to take additional measures to address the material weaknesses or modify the remediation steps described above. Until these material weaknesses are remediated, we plan to continue to perform additional analyses and other procedures to help ensure that our consolidated financial statements are prepared in accordance with GAAP.

Changes in Internal Control over Financial Reporting

We are taking actions to remediate the material weaknesses relating to our internal controls over financial reporting, as described above. Except as discussed above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that occurred during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to our risk factors as previously disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission on March 13, 2018.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3:  Defaults Upon Senior Securities

None.

Item 4:  Mine Safety Disclosures

Not applicable.

Item 5:  Other Information

None.

Item 6:  Exhibits

Exhibits Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Camping World Holdings, Inc.	10-Q	001-37908	3.1	11/10/16

3.2	Amended and Restated Bylaws of Camping World Holdings, Inc.	10-Q	001-37908	3.2	11/10/16

4.1	Specimen Stock Certificate evidencing the shares of Class A common stock	S-1/A	333‑211977	4.1	9/13/16

10.1	Third Amendment to Credit Agreement, dated March 28, 2018, by and among CWGS Enterprises, LLC, as holdings, CWGS Group, LLC, as borrower, the lenders party thereto and Goldman Sachs Bank USA, as administrative agent	8-K	001-37908	10.1	3/29/18

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer					*

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer					*

32.1	Section 1350 Certification of Chief Executive Officer					**

32.2	Section 1350 Certification of Chief Financial Officer					**

101.INS	XBRL Instance Document					***

101.SCH	XBRL Taxonomy Extension Schema Document					***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					***

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
101.DEF	XBRL Extension Definition Linkbase Document					***

101.LAB	XBRL Taxonomy Label Linkbase Document					***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					***

*     Filed herewith

**    Furnished herewith

***   Submitted electronically herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Camping World Holdings, Inc.

Date: May 9, 2018	By:	/s/ Thomas F. Wolfe
Thomas F. Wolfe
Chief Financial Officer and Secretary

(Authorized Officer and Principal Financial Officer)