Form 10-Q
period 2018-06-30
Camping World Holdings, Inc.
filed 2018-08-09
CIK 1669779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington,  D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 7, 2018, the registrant had 37,008,005 shares of Class A common stock, 50,706,629 shares of Class B common stock and one share of Class C common stock outstanding.

Camping World Holdings, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended June 30, 2018

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts contained in this Form 10-Q may be forward-looking statements. Statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, including, among others, statements regarding expected new retail location openings, including greenfield locations and acquired locations; the completion of the accounting to reflect the effect of the 2017 Tax Act (as defined below); sufficiency of our sources of liquidity and capital and potential need for additional financing; future capital expenditures and debt service obligations; refinancing, retirement or exchange of outstanding debt; expectations regarding industry trend and consumer behavior and growth; our ability to capture positive industry trends and pursue growth; our plans to increase new products offered to our customers and grow our businesses to enhance our visibility with respect to revenue and cash flow, and to increase our overall profitability; volatility in sales and potential impact of miscalculating the demand for our products or our product mix; remediation of material weaknesses; anticipated impact of the acquisition of Gander Mountain Company (“Gander Mountain”, and upon acquisition and rebranding, “Gander Outdoors” ) and its Overton’s boating business (the “Gander Mountain Acquisition”); anticipated Gander Outdoors location openings, expectations regarding increase of certain expenses in connection with our growth; and our plans related to dividend payments, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘expects,’’ ‘‘plans,’’ ‘‘anticipates,’’ ‘‘could,’’ ‘‘intends,’’ ‘‘targets,’’ ‘‘projects,’’ ‘‘contemplates,’’ ‘‘believes,’’ ‘‘estimates,’’ ‘‘predicts,’’ ‘‘potential’’ or ‘‘continue’’ or the negative of these terms or other similar expressions.

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

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(In Thousands Except Share and Per Share Amounts)

	June 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$212,442	$224,163
Contracts in transit	124,427	46,227
Accounts receivable, net	96,507	79,881
Inventories	1,486,736	1,415,915
Prepaid expenses and other assets	46,841	32,721
Total current assets	1,966,953	1,798,907
Property and equipment, net	363,212	198,022
Deferred tax assets, net	147,077	155,551
Intangibles assets, net	36,789	38,707
Goodwill	388,545	348,387
Other assets	21,474	21,903
Total assets	$2,924,050	$2,561,477
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$233,398	$125,616
Accrued liabilities	150,617	101,929
Deferred revenues and gains	82,433	77,669
Current portion of capital lease obligations	389	844
Current portion of Tax Receivable Agreement liability	9,457	8,093
Current portion of long-term debt	11,991	9,465
Notes payable – floor plan, net	854,588	974,043
Other current liabilities	30,879	22,510
Total current liabilities	1,373,752	1,320,169
Capital lease obligations, net of current portion	—	23
Right to use liability	10,115	10,193
Tax Receivable Agreement liability, net of current portion	121,994	129,596
Revolving line of credit	24,403	—
Long-term debt, net of current portion	1,148,447	907,437
Deferred revenues and gains	68,047	64,061
Other long-term liabilities	59,220	39,161
Total liabilities	2,805,978	2,470,640
Commitments and contingencies
Stockholders' equity:
Preferred stock, par value $0.01 per share – 20,000,000 shares authorized; none issued and outstanding as of June 30, 2018 and December 31, 2017	—	—
Class A common stock, par value $0.01 per share – 250,000,000 shares authorized; 37,016,786 issued and 37,007,619 outstanding as of June 30, 2018 and 36,758,233 issued and 36,749,072 outstanding as of December 31, 2017	370	367
Class B common stock, par value $0.0001 per share – 75,000,000 shares authorized; 69,066,445 issued; and 50,706,629 outstanding as of June 30, 2018 and 50,836,629 outstanding as of December 31, 2017	5	5
Class C common stock, par value $0.0001 per share – one share authorized, issued and outstanding as of June 30, 2018 and December 31, 2017	—	—
Additional paid-in capital	43,152	49,941
Retained earnings	27,387	6,192
Total stockholders' equity attributable to Camping World Holdings, Inc.	70,914	56,505
Non-controlling interests	47,158	34,332
Total stockholders' equity	118,072	90,837
Total liabilities and stockholders' equity	$2,924,050	$2,561,477

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(In Thousands Except Per Share Amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenue:
Consumer services and plans	$52,748	$48,103	$106,556	$98,349
Retail
New vehicles	807,519	760,806	1,387,029	1,264,110
Used vehicles	210,646	195,615	382,737	341,434
Parts, services and other	250,203	174,196	414,511	290,419
Finance and insurance, net	124,060	100,306	215,909	166,349
Subtotal	1,392,428	1,230,923	2,400,186	2,062,312
Total revenue	1,445,176	1,279,026	2,506,742	2,160,661
Costs applicable to revenue (exclusive of depreciation and amortization shown separately below):
Consumer services and plans	20,832	20,560	43,557	41,707
Retail
New vehicles	697,694	646,009	1,201,578	1,081,071
Used vehicles	162,506	144,926	296,799	256,828
Parts, services and other	147,980	94,951	243,868	156,546
Subtotal	1,008,180	885,886	1,742,245	1,494,445
Total costs applicable to revenue	1,029,012	906,446	1,785,802	1,536,152
Operating expenses:
Selling, general, and administrative	284,295	228,444	529,409	403,934
Debt restructure expense	(44)	—	380	—
Depreciation and amortization	11,628	7,584	21,028	14,437
Loss (gain) on sale of assets	59	31	144	(287)
Total operating expenses	295,938	236,059	550,961	418,084
Income from operations	120,226	136,521	169,979	206,425
Other income (expense):
Floor plan interest expense	(10,202)	(6,587)	(20,945)	(11,889)
Other interest expense, net	(16,107)	(10,557)	(28,946)	(19,961)
Loss on debt restructure	—	—	(1,676)	—
Tax Receivable Agreement liability adjustment	—	—	—	17
	(26,309)	(17,144)	(51,567)	(31,833)
Income before income taxes	93,917	119,377	118,412	174,592
Income tax expense	(12,102)	(14,284)	(19,321)	(19,876)
Net income	81,815	105,093	99,091	154,716
Less: net income attributable to non-controlling interests	(53,784)	(85,749)	(67,879)	(127,850)
Net income attributable to Camping World Holdings, Inc.	$28,031	$19,344	$31,212	$26,866

Earnings per share of Class A common stock:
Basic	$0.76	$0.84	$0.85	$1.28
Diluted	$0.72	$0.84	$0.81	$1.24
Weighted average shares of Class A common stock outstanding:
Basic	36,964	22,977	36,890	20,973
Diluted	88,764	22,977	88,956	84,673

Dividends declared per share	$0.1532	$0.1532	$0.4596	$0.3064

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statement of Stockholders' Equity

(In Thousands)

							Additional		Non-
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Paid-In	Retained	Controlling
	Shares	Amounts	Shares	Amounts	Shares	Amounts	Capital	Earnings	Interest	Total
Balance at December 31, 2017	36,749	367	50,837	5	—	—	49,941	6,192	34,332	90,837
Adoption of accounting standard (see Note 1 — Summary of Significant Accounting Policies)	—	—	—	—	—	—	—	1,310	2,476	3,786
Equity-based compensation	—	—	—	—	—	—	6,347	—	—	6,347
Exercise of stock options	6	—	—	—	—	—	142	—	—	142
Non-controlling interest adjustment for capital contribution of proceeds from the exercise of stock options	—	—	—	—	—	—	(82)	—	82	—
Vesting of restricted stock units	79	1	—	—	—	—	29	—	(30)	—
Disgorgement of short-swing profits by Section 16 officer	—	—	—	—	—	—	557	—	—	557
Redemption of LLC common units for Class A common stock	173	2	(130)	—	—	—	1,847	—	(116)	1,733
Distributions to holders of LLC common units	—	—	—	—	—	—	—	—	(71,680)	(71,680)
Dividends	—	—	—	—	—	—	—	(11,327)	—	(11,327)
Establishment of liabilities under the Tax Receivable Agreement and related changes to deferred tax assets associated with that liability	—	—	—	—	—	—	(1,414)	—	—	(1,414)
Non-controlling interest adjustment	—	—	—	—	—	—	(14,215)	—	14,215	—
Net income	—	—	—	—	—	—	—	31,212	67,879	99,091
Balance at June 30, 2018	37,007	$370	50,707	$5	—	$—	$43,152	$27,387	$47,158	$118,072

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(In Thousands)

	Six Months Ended June 30,
	2018	2017

Operating activities
Net income	$99,091	$154,716

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,028	14,437
Equity-based compensation	6,347	1,588
Loss on debt restructure	1,676	—
Loss (gain) on sale of assets	144	(287)
Provision for (recovery of) losses on accounts receivable	883	(45)
Accretion of original debt issuance discount	494	481
Amortization of deferred financing costs	2,628	2,188
Deferred income taxes	2,959	6,246
Tax Receivable Agreement liability adjustment	—	(17)
Change in assets and liabilities, net of acquisitions:
Receivables and contracts in transit	(89,379)	(70,211)
Inventories	(30,441)	(104,734)
Prepaid expenses and other assets	(8,703)	(3,695)
Accounts payable and other accrued expenses	99,699	74,637
Payment pursuant to Tax Receivable Agreement	(8,100)	(203)
Accrued rent for cease-use locations	(547)	72
Deferred revenue and gains	6,322	6,278
Other, net	1,894	6,753
Net cash provided by operating activities	105,995	88,204

Investing activities
Purchases of property and equipment	(80,574)	(20,792)
Purchase of real property	(81,330)	(11,113)
Proceeds from the sale of real property	—	6,000
Purchases of businesses, net of cash acquired	(80,203)	(252,060)
Proceeds from sale of property and equipment	630	414
Purchase of intangible assets	—	(32)
Net cash used in investing activities	$(241,477)	$(277,583)

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(In Thousands)

	Six Months Ended June 30,
	2018	2017
Financing activities
Proceeds from long-term debt	$319,913	$94,762
Payments on long-term debt	(76,709)	(3,700)
Net (payments) borrowings on notes payable – floor plan, net	(68,049)	192,347
Borrowings on revolver	24,403	—
Payments of principal on capital lease obligations	(478)	(691)
Payments of principal on right to use liability	(78)	(73)
Payment of debt issuance costs	(3,120)	(1,176)
Proceeds from issuance of Class A common stock sold in a public offering net of underwriter discounts, commissions and offering expenses	—	122,544
Dividends on Class A common stock	(11,327)	(7,334)
Proceeds from exercise of stock options	146	—
Disgorgement of short-swing profits by Section 16 officer	557	—
Members' distributions	(61,497)	(69,335)
Net cash provided by financing activities	123,761	327,344

(Decrease) increase in cash	(11,721)	137,965
Cash at beginning of the period	224,163	114,196
Cash at end of the period	$212,442	$252,161

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2018

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

The condensed consolidated financial statements as of and for the three and six months ended June 30, 2018 are unaudited. The condensed consolidated balance sheet as of December 31, 2017 has been derived from the audited financial statements at that date but does not include all of the disclosures required by GAAP. These interim condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (the “Annual Report”) filed with the SEC on March 13, 2018. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.

CWH was formed on March 8, 2016 as a Delaware corporation for the purpose of facilitating an initial public offering (the “IPO”) and other related transactions in order to carry on the business of CWGS Enterprises, LLC (“CWGS, LLC”). CWGS, LLC was formed in March 2011 when it received, through contribution from its then parent company, all of the membership interests of Affinity Group Holding, LLC and FreedomRoads Holding Company, LLC (“FreedomRoads”). The IPO and related reorganization transactions (the “Reorganization Transactions”) that occurred on October 6, 2016 resulted in CWH as the sole managing member of CWGS, LLC, with CWH having sole voting power in and control of the management of CWGS, LLC. Despite its position as sole managing member of CWGS, LLC, CWH has a minority economic interest in CWGS, LLC. As of June 30, 2018, CWH owned 41.7% of CWGS, LLC. Accordingly, the Company consolidates the financial results of CWGS, LLC and reports a non-controlling interest in its consolidated financial statements.

The Company does not have any components of other comprehensive income recorded within its consolidated financial statements, and, therefore, does not separately present a statement of comprehensive income in its consolidated financial statements.

Description of the Business

CWGS, LLC is a holding company and operates through its subsidiaries. The operations of the Company consist of two primary businesses: (i) Consumer Services and Plans, and (ii) Retail. The Company provides consumer services and plans offerings through its Good Sam brand and the Company primarily provides its retail offerings through its Camping World brand. Within the Consumer Services and Plans segment, the Company primarily derives revenue from the sale of the following offerings: emergency roadside assistance; property and casualty insurance programs; travel assist programs; extended vehicle service contracts; co-branded credit cards; vehicle financing and refinancing; club memberships; and publications and directories. Within the Retail segment, the Company primarily derives revenues from the sale of the following products: new and used recreational vehicles (“RV”); parts and service, including RV accessories and supplies; camping, hunting, fishing, skiing, snowboarding, bicycling, skateboarding, marine and watersport equipment and supplies; and finance and insurance. The Company primarily operates in various regions throughout the United States and markets its products and services to RV owners and outdoor enthusiasts. At June 30, 2018, the Company operated 147 Camping World retail locations, of which 132 locations sell new and used RVs, and offer financing, ancillary services, protection plans, and other products for the RV purchaser and outdoor enthusiasts; 54 Gander Outdoors locations offering outdoor products and services; two Overton’s locations offering marine and watersports products; two TheHouse.com locations offering skiing, snowboarding, bicycling, and skateboarding products; two W82 locations offering skiing, snowboarding, and skateboarding products; and five Uncle Dan’s locations offering outdoor products and services. In addition, on January 30, 2018 we acquired certain assets of EARTH SPORTS LLC, dba Erehwon Mountain Outfitter (“Erehwon”), a leading Midwest specialty retailer of outdoor gear and apparel with four retail locations. On April 19, 2018 we acquired Rock Creek Outfitters (“Rock Creek”), a specialty outdoor retailer of outdoor gear for kayaking, rock climbing, camping and hiking with seven retail locations. In the first six months of 2018 we closed three Camping World non-dealer locations (Rogers, Minnesota; Winter Garden, FL; and Cleburne, TX). We closed one Overton’s location in January 2018 and opened one in our Rogers, Minnesota location which previously was a Camping World non-dealer location.

Use of Estimates

The preparation of these unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. The Company bases its estimates and judgments on historical experience and other assumptions that management believes are reasonable. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ materially from these estimates. The Company periodically evaluates estimates and assumptions used in the preparation of the financial statements and makes changes on a prospective basis when adjustments are necessary. Significant estimates made in the accompanying unaudited condensed consolidated financial statements include certain assumptions related to accounts receivable, inventory, goodwill, intangible assets, long lived assets, program cancellation reserves, and accruals related to self-insurance programs, estimated tax liabilities and other liabilities.

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). The FASB has subsequently issued several related ASUs that clarified the implementation guidance for certain aspects of ASU 2016-02, which are effective upon the adoption of ASU 2016-02. The amendments in this ASU relate to the accounting for leasing transactions. This standard requires a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by leases with lease terms of more than 12 months. In addition, this standard requires both lessees and lessors to disclose certain key information about lease transactions. In July 2018, the FASB made targeted improvements to the standard, including providing an additional and optional transition method. Under this method, an entity initially applies the standard at the adoption date, including the election of certain transition reliefs, and recognizes a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company has created a project plan, identified a software solution, and is in the process of evaluating the impact that the adoption will have on its consolidated balance sheet and statement of income. However, the Company expects that the adoption of the provisions of this ASU will have a significant impact on its consolidated balance sheet by reporting a right-to-use lease asset and corresponding lease obligation, as currently most of its real estate is leased via operating leases.

Immaterial Corrections

Certain immaterial corrections have been made to the statements of cash flows, which reduced net cash provided by operating activities and decreased net cash used in investing activities by $2.4 million for the six months ended June 30, 2017. These corrections had no other impact on the previously-reported consolidated balance sheets, statements of operations, or statements of stockholders' equity.

2. Revenue

Adoption of Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers

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

The following table details the cumulative effect of the changes made to the consolidated January 1, 2018 balance sheet for the adoption of ASC 606 (in thousands):

	Balance at	Adjustments	Balance at
	December 31,	Due to	January 1,
	2017	ASU 2014-09	2018
Assets
Accounts receivable, net	$79,881	$6,130	$86,011
Inventories	1,415,915	(5,142)	1,410,773
Prepaid expenses and other assets	32,721	4,508	37,229
Deferred tax assets, net	155,551	(303)	155,248
Liabilities
Accrued liabilities	101,929	1,021	102,950
Deferred revenues and gains, current	77,669	857	78,526
Deferred revenues and gains, non-current	64,061	(471)	63,590
Equity
Retained earnings	6,192	1,310	7,502
Non-controlling interests	34,332	2,476	36,808

The adjustments above related primarily to i) the deferral of sales commissions expenses relating to multiyear consumer services and plans and the recording of such expenses over the same period as the recognition of the related revenues, ii) adjustment of recognition period of RV service revenue from point-in-time to over time, iii) adjustment of capitalized direct-response advertising to expense when the advertising is mailed instead of over the expected benefit period, iv) reclassification of estimated product returns from inventory to prepaid expenses and other assets, v) reclassification of expected refunds previously included in deferred revenues and gains to accrued liabilities, and vi) reclassification and adjustment of the point obligation for the Coast to Coast service from accrued liabilities to deferred revenues and gains.

The following table details the impact of the adoption of ASC 606 on the consolidated balance sheet as of June 30, 2018 (in thousands):

	June 30, 2018
	As	Balances Without	Effect of Change
	Reported	Adoption of ASC 606	Higher/(Lower)
Assets
Accounts receivable, net	$96,507	$90,551	$5,956
Inventories	1,486,736	1,491,807	(5,071)
Prepaid expenses and other assets	46,841	41,873	4,968
Deferred tax assets, net	147,077	147,380	(303)
Liabilities
Accrued liabilities	150,617	149,570	1,047
Deferred revenues and gains, current	82,433	81,495	938
Deferred revenues and gains, non-current	68,047	68,662	(615)
Equity
Retained earnings	27,387	25,940	1,447
Non-controlling interests	47,158	44,425	2,733

The following table details the impact of the adoption of ASC 606 on the consolidated statement of operations for the three and six months ended June 30, 2018 (in thousands):

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
		Balances Without	Effect of		Balances Without	Effect of
	As Reported	Adoption of ASC 606	Change Higher/(Lower)	As Reported	Adoption of ASC 606	Change Higher/(Lower)
Revenue
Consumer services and plans	$52,748	$52,769	$(21)	$106,556	$106,591	$(35)
Parts, services and other	250,203	250,334	(131)	414,511	414,642	(131)
Costs applicable to revenue
Consumer services and plans	20,832	21,005	(173)	43,557	43,717	(160)
Parts, services and other	147,980	148,062	(82)	243,868	243,950	(82)
Operating and income tax expenses
Selling, general, and administrative	284,295	284,368	(73)	529,409	529,773	(364)
Income tax expense	12,102	12,084	18	19,321	19,275	46
Net income
Net income	81,815	81,657	158	99,091	98,697	394
Less: net income attributable to non-controlling interests	(53,784)	(53,681)	(103)	(67,879)	(67,622)	(257)
Net income attributable to Camping World Holdings, Inc.	28,031	27,976	55	31,212	31,075	137

For the three and six months ended June 30, 2018, the adoption of ASC 606 had no impact on basic or diluted earnings per share of Class A common stock.

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

Royalty revenue is earned under the terms of an arrangement with a third-party credit card provider based on a percentage of the Company’s co-branded credit card portfolio retail spending with such third-party credit card provider and for acquiring new cardholders.

Marketing fees for finance, insurance, extended service and other similar products are recognized as variable consideration, net of estimated cancellations, if applicable, when a product contract payment has been received or financing has been arranged.

Promotional expenses consist primarily of direct mail advertising expenses and renewal expenses and are expensed at the time related materials are mailed.

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

Retail revenue consists of sales of new and used recreational vehicles, commissions on related finance and insurance contracts, and sales of parts, services and other products. Revenue from the sale of recreational vehicles is recognized upon completion of the sale to the customer. Conditions to completing a sale include having an agreement with the customer, including pricing, whereby the sales price must be reasonably expected to be collected and having control transferred to the customer. Revenue from parts, services and other products sales is recognized over time as work is completed, and when parts are delivered to our customers. For service and parts revenues recorded over time, we utilize a method that considers total costs incurred to date and the applicable margin in relation to total expected efforts to complete our performance obligation in order to determine the appropriate amount of revenue to recognize over time. E-commerce sales are recognized when the product is shipped.

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

As of June 30, 2018 and January 1, 2018, a contract asset of $6.2 million and $6.3 million, respectively, relating to RV service revenues was included in accounts receivable in the accompanying unaudited condensed consolidated balance sheet.

Deferred Revenues

The Company records deferred revenues when cash payments are received or due in advance of the Company’s performance, net of estimated refunds that are presented separately as a component of accrued liabilities. The decrease in the deferred revenue balance for the six months ended June 30, 2018 was primarily driven by $48.6 million of revenues recognized that were included in the deferred revenue balance at the beginning of the period, partially offset by cash payments received or due in advance of satisfying the Company’s performance obligations.

As of June 30, 2018, the Company has unsatisfied performance obligations relating to multiyear plans for its Good Sam Club, RA, Coast to Coast memberships, and magazine publication revenue streams. The total unsatisfied performance obligation for these revenue streams at June 30, 2018 and the periods during which the Company expects to recognize the amounts as revenue are presented as follows (in thousands):

As of
June 30, 2018
2018	$50,856
2019	47,385
2020	18,616
2021	9,205
2022	5,123
Thereafter	8,378
Total	$139,563

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

3. Inventories and Floor Plan Payable

Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2018	2017
New RV vehicles	$971,647	$1,113,178
Used RV vehicles	105,738	106,210
Parts, accessories and miscellaneous	409,351	196,527
	$1,486,736	$1,415,915

New and used vehicles included in retail inventories are primarily financed by floor plan arrangements through a syndication of banks. The arrangements are collateralized by substantially all of the assets of FreedomRoads, LLC (“FR”), a wholly owned subsidiary of FreedomRoads, which operates the Camping World dealerships, and bore interest at one-month London Interbank Offered Rate (“LIBOR”) plus 2.15% as of June 30, 2018 and December 31, 2017. LIBOR, as defined, was 1.98% at June 30, 2018 and 1.36% as of

December 31, 2017. Borrowings are tied to specific vehicles and principal is due upon the sale of the related vehicle.

In August 2015, FR entered into a Sixth Amended and Restated Credit Agreement for floor plan financing (as further amended, “Floor Plan Facility”) to extend the maturity date to August 2018. On July 1, 2016, FR entered into Amendment No. 1 to the Sixth Amended and Restated Credit Agreement for the Floor Plan Facility to, among other things, increase the available amount under the Floor Plan Facility from $880.0 million to $1.18 billion, amend the applicable borrowing rate margin on LIBOR and base rate loans ranging from 2.05% to 2.50% and 0.55% and 1.00%, respectively, based on the consolidated current ratio at FR, and extend the maturity date to June 30, 2019. On December 12, 2017, FR entered into a Seventh Amended and Restated Credit Agreement (the “Floor Plan Facility Amendment”), which amended the previous credit agreement governing our Floor Plan Facility and allows FR to borrow (a) up to $1.415 billion under a floor plan facility, (b) up to $15.0 million under a letter of credit facility and (c) up to a maximum amount outstanding of $35.0 million under the revolving line of credit, which maximum amount outstanding will decrease by $1.75 million on the last day of each fiscal quarter, commencing with the fiscal quarter ending March 31, 2019. In addition, the maturity of the Floor Plan Facility was extended to December 12, 2020. The Floor Plan Facility includes an offset account that allows the Company to transfer cash as an offset to the payable under the Floor Plan Facility. These transfers reduce the amount of liability outstanding under the floor plan notes payable that would otherwise accrue interest, while retaining the ability to transfer amounts from the offset account into the Company’s operating cash accounts. As a result of using the floor plan offset account, the Company experiences a reduction in floor plan interest expense in its consolidated statements of income. The credit agreement governing the Floor Plan Facility contains certain financial covenants. FR was in compliance with all debt covenants at June 30, 2018 and December 31, 2017.

The following table details the outstanding amounts and available borrowings under the Floor Plan Facility as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30,	December 31,
	2018	2017
Floor Plan Facility
Notes payable - floor plan:
Total commitment	$1,415,000	$1,415,000
Less: borrowings, net	(854,588)	(974,043)
Less: flooring line aggregate interest reduction account	(87,342)	(106,055)
Additional borrowing capacity	473,070	334,902
Less: accounts payable for sold inventory	(82,717)	(31,311)
Less: purchase commitments	(21,655)	(77,144)
Unencumbered borrowing capacity	$368,698	$226,447

Revolving line of credit:	$35,000	$35,000
Less borrowings	(24,403)	—
Additional borrowing capacity	$10,597	$35,000

Letters of credit:
Total commitment	$15,000	$15,000
Less: outstanding letters of credit	(9,369)	(9,369)
Additional letters of credit capacity	$5,631	$5,631

4. Property and Equipment, net

Property and equipment consisted of the following at (in thousands):

	June 30,	December 31,
	2018	2017
Land	$57,263	$12,243
Buildings and improvements	46,811	17,791
Leasehold improvements - inclusive of right to use assets	142,961	106,681
Furniture and equipment	163,794	115,429
Software	83,416	73,310
Systems development and construction in progress	40,756	34,382
	535,001	359,836
Less: accumulated depreciation and amortization	(171,789)	(161,814)
Property and equipment, net	$363,212	$198,022

5. Goodwill and Intangible Assets

Goodwill

The following is a summary of changes in the Company’s goodwill by reportable segments for the six months ended June 30, 2018 (in thousands):

	Consumer
	Services and
	Plans	Retail	Consolidated
Balance as of December 31, 2017	$49,944	$298,443	$348,387
Acquisitions (1)	—	40,158	40,158
Balance as of June 30, 2018	$49,944	$338,601	$388,545

(1)	See Note 11 — Acquisitions.

The Company evaluates goodwill for impairment on an annual basis during the fourth quarter, or more frequently if events or changes in circumstances indicate that the Company’s goodwill or indefinite-lived intangible assets might be impaired. The Company assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then it is required to perform the quantitative impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the Company records an impairment of goodwill equal to the amount that the carrying amount of a reporting unit exceeds its fair value. The Company did not record any impairments of goodwill during the six months ended June 30, 2018 and 2017.

Intangible Assets

Finite-lived intangible assets and related accumulated amortization consisted of the following at June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018
	Cost or	Accumulated
	Fair Value	Amortization	Net
Trademarks and trade names	$14,505	$(786)	$13,719
Membership and customer lists	28,988	(9,745)	19,243
Websites	4,174	(347)	3,827
	$47,667	$(10,878)	$36,789

	December 31, 2017
	Cost or	Accumulated
	Fair Value	Amortization	Net
Trademarks and trade names	$14,187	$(312)	$13,875
Membership and customer lists	28,988	(8,194)	20,794
Websites	4,174	(136)	4,038
	$47,349	$(8,642)	$38,707

The trademarks and trade names have useful lives of fifteen years. The membership and customer lists have weighted-average useful lives of approximately five years. The websites have useful lives of ten years.

6. Long-Term Debt

Long-term debt consists of the following (in thousands):

	June 30,	December 31,
	2018	2017
Term Loan Facility (1)	$1,160,438	$916,902
Less: current portion	(11,991)	(9,465)
	$1,148,447	$907,437

(1)

Net of $5.9 million and $6.0 million of original issue discount at June 30 ,2018 and December 31, 2017, respectively, and $14.8 million and $14.2 million of finance costs at June 30, 2018 and December 31, 2017, respectively.

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

The Revolving Credit Facility matures on November 8, 2021, and the Term Loan Facility matures on November 8, 2023. The funds available under the Revolving Credit Facility may be utilized for borrowings or letters of credit; however, a maximum of $15.0 million may be allocated to such letters of credit. As of June 30, 2018, the average interest rate on the term loan debt was 4.61%. As of June 30, 2018 and December 31, 2017, the Company had available borrowings of $32.2 million and $31.8 million, respectively, and letters of credit in the aggregate amount of $2.8 million and $3.2 million outstanding, respectively, under the Revolving Credit Facility. As of June 30, 2018 and December 31, 2017, the principal balance of $1,181.1 million and $937.1 million, respectively, was outstanding under the Term Loan Facility and no amounts were outstanding on the Revolving Credit Facility in either period.

CWGS, LLC and CWGS Group, LLC have no revenue-generating operations of their own. Their ability to meet the financial obligations associated with the Senior Secured Credit Facilities is dependent on the earnings and cash flows of its operating subsidiaries, primarily Good Sam Enterprises, LLC and FR, and their ability to upstream dividends. The Senior Secured Credit Facilities are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by each of the Company’s existing and future domestic restricted subsidiaries with the exception of FreedomRoads Intermediate Holdco, LLC, the direct parent of FR, and FR and its subsidiaries. The Credit Agreement contains certain restrictive covenants including, but not limited to, mergers, changes in the nature of the business, acquisitions, additional indebtedness, sales of assets, investments, and the prepayment of dividends subject to certain limitations and minimum operating covenants. The Company was in compliance with all debt covenants at June 30, 2018 and December 31, 2017.

7. Right to Use Assets and Liabilities

The Company leases operating facilities throughout the United States. The Company analyzes all leases in accordance with ASC 840 — Leases. The Company has included the right to use assets in property and equipment, net, as follows (in thousands):

	June 30,	December 31,
	2018	2017
Right to use assets	$10,673	$10,673
Accumulated depreciation	(1,055)	(926)
	$9,618	$9,747

The following is a schedule by year of the future changes in the right to use liabilities as of June 30, 2018 (in thousands):

2018	$436
2019	486
2020	486
2021	487
2022	487
Thereafter (1)	13,260
Total minimum lease payments	15,642
Amounts representing interest	(5,527)
Present value of net minimum right to use liability payments	$10,115

(1)	Includes $4.8 million of scheduled derecognition of right to use liabilities upon the reduction in lease deposits to less than two months’ rent.

8. Fair Value Measurements

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

	Fair Value	6/30/2018		12/31/2017
($ in thousands)	Measurement	Carrying Value	Fair Value	Carrying Value	Fair Value
Term Loan Facility	Level 2	$1,160,438	$1,180,063	$916,902	$953,269

9. Commitments and Contingencies

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

10. Statement of Cash Flows

Supplemental disclosures of cash flow information for the following periods (in thousands):

	Six Months Ended
	June 30,	June 30,
	2018	2017
Cash paid during the period for:
Interest	$45,077	$30,454
Income taxes	16,942	13,538
Non-cash investing activities:
Vehicles transferred to property and equipment from inventory	104	1,238
Landlord paid tenant improvements on behalf of the Company	25,617	857
Derecognition of non-tenant improvements	6,476	—
Capital expenditures in accounts payable and accrued liabilities	9,827	5,176
Non-cash financing activities:
Class A common stock issued in exchange for common units in CWGS, LLC	2	56

11. Acquisitions

Dealerships and Consumer Shows

During the six months ended June 30, 2018 and 2017, subsidiaries of the Company acquired the assets of multiple dealership locations and consumer shows. The Company used a combination of cash, floor plan financing, proceeds from the May 2017 Public Offering (defined and described in Note 14 — Stockholders’ Equity), and additional borrowings on the Term Loan Facility in March 2017 and 2018 (see Note 6 — Long-term Debt) to complete the acquisitions. The Company considers acquisitions of independent dealerships to be a fast and capital efficient alternative to opening new retail locations to expand its business and grow its customer base. The Company acquires consumer shows as another channel for increasing its customer base. Additionally, the Company believes that its experience and scale allow it to operate these acquired dealerships and consumer shows more efficiently. The acquired businesses were recorded at their estimated fair values under the acquisition method of accounting. The balance of the purchase prices in excess of the fair values of net assets acquired were recorded as goodwill.

Separately from the business combinations, for the six months ended June 30, 2018 and 2017, the Company purchased real property of $54.7 million and $11.1 million, respectively, of which $23.5 million was from parties related to the sellers of the dealership businesses.

The estimated fair values of the assets acquired and liabilities assumed for the acquisitions of dealerships and consumer shows consist of the following:

	Six Months Ended June 30,
($ in thousands)	2018	2017
Tangible assets (liabilities) acquired (assumed):
Cash and cash equivalents	$2,648	$—
Contracts in transit	102	880
Accounts receivable	102	642
Inventory	35,551	84,211
Prepaid expenses and other assets	22	46
Property and equipment	293	792
Other assets	48	—
Accrued liabilities	(711)	(2,872)
Other liabilities	(412)	—
Total tangible net assets acquired	37,643	83,699
Intangible assets acquired:
Membership and customer lists	—	793
Total intangible assets acquired	—	793
Goodwill	36,578	132,119
Purchase price	74,221	216,611
Cash and cash equivalents acquired	(2,648)	—
Cash paid for acquisition, net of cash acquired	71,573	216,611
Inventory purchases financed via floor plan	(29,365)	(71,124)
Cash payment net of floor plan financing	$42,208	$145,487

The fair values above are preliminary relating to the six months ended June 30, 2018 as they are subject to measurement period adjustments for up to one year from the date of acquisition as new information is obtained about facts and circumstances that existed as of the acquisition date. For the six months ended June 30, 2018 and 2017, acquired goodwill of $20.2 million and $132.1 million, respectively, is expected to be deductible for tax purposes. Included in the six months ended June 30, 2018 and 2017 consolidated financial results were $25.9 million and $117.7 million of revenue, respectively, and $1.9 million of pre-tax loss and $7.8 million of pre-tax income, respectively, of the acquired dealerships and consumer shows from the applicable acquisition dates.

Outdoor and Active Sports Retail

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

The assets acquired included the right to designate any real estate leases for assignment to CWI or other third parties (the “Designation Rights”), other agreements CWI could elect to assume, intellectual property rights, operating systems and platforms, certain distribution center equipment, Overton’s inventory, the Gander Mountain and Overton’s e-commerce businesses, and fixtures and equipment for Overton’s two retail locations and corporate operations. Furthermore, CWI had committed to exercise Designation Rights and take an assignment of no fewer than 15 Gander Mountain retail leases on or before October 6, 2017, in addition to the two Overton’s retail leases assumed at the closing of the acquisition. The Designation Rights expired on October 6, 2017, which was immediately after CWI assumed the minimum 15 additional Gander Mountain retail leases. CWI also assumed certain liabilities, such as cure costs for leases and other agreements it elected to assume, accrued time off for employees retained by CWI and retention bonuses payable to certain key Gander Mountain employees retained by CWI. The cure costs for the minimum 15

Gander Mountain leases assumed under the Designation Rights were $1.0 million and recorded as contingent consideration.

On January 30, 2018 and April 19, 2018, indirect subsidiaries of the Company acquired substantially all of the assets of Earth Sports LLC, dba Erehwon Mountain Outfitters (“Erehwon”) and Rock Creek Outfitters, Inc. (“Rock Creek”), respectively, for $3.5 million and $5.2 million in cash, respectively. These businesses are specialty retailers of outdoor gear and apparel.

The Company believes these businesses are complementary to its existing businesses and will allow for cross marketing of the Company’s consumer services and plans to a wider customer base. The estimated fair values of the assets acquired and liabilities assumed for the acquisition of outdoor and active sports retail businesses consist of the following:

	Six Months Ended June 30,
($ in thousands)	2018	2017
Tangible assets (liabilities) acquired (assumed):
Inventory	$4,599	$9,965
Prepaid expenses and other assets	76	42
Property and equipment	416	3,780
Accrued liabilities	(359)	(373)
Other liabilities	—	—
Total tangible net assets acquired	4,732	13,414
Intangible assets acquired:
Trademarks and trade names	318	17,900
Membership and customer lists	—	500
Total intangible assets acquired	318	18,400
Goodwill	3,580	4,660
Purchase price	8,630	36,474
Contingent consideration unpaid at June 30, 2017	—	(1,025)
Cash paid for acquisition, net of cash acquired	$8,630	$35,449

The fair values above are preliminary relating to the six months ended June 30, 2018 as they are subject to measurement period adjustments for up to one year from the date of acquisition as new information is obtained about facts and circumstances that existed as of the acquisition date. For the six months ended June 30, 2018 and 2017, acquired goodwill of $3.6 million and $4.7 million, respectively, is expected to be deductible for tax purposes. Included in the six months ended June 30, 2018 and 2017 consolidated financial results were $3.0 million and $8.4 million of revenue, respectively, and $0.1 million and $1.6 million of pre-tax loss, respectively, of the acquired outdoor and active sports retail locations from the applicable acquisition dates.

12. Income Taxes

CWH is organized as a Subchapter C corporation and, as of June 30, 2018, is a 41.7% owner of CWGS, LLC (see Note 14 — Stockholders’ Equity and Note 15 — Non-Controlling Interests). CWGS, LLC is organized as a limited liability company and treated as a partnership for federal tax purposes, with the exception of Americas Road and Travel Club, Inc., Camping World and FreedomRoads RV, Inc. (“FRRV”) and their wholly-owned subsidiaries, which are Subchapter C corporations.

On December 22, 2017, the U.S. enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“2017 Tax Act”). The 2017 Tax Act significantly revised the U.S. corporate income tax by, among other things, lowering the statutory corporate tax rate from 35% to 21% and eliminating certain deductions. The 2017 Tax Act also enhanced and extended through 2026 the option to claim accelerated depreciation deductions on qualified property. As of June 30, 2018, the Company had not completed its accounting for the tax effects of the enactment of the 2017 Tax Act on its tax accruals. However, the Company has reasonably estimated the effects of the 2017 Tax Act and recorded provisional amounts in its financial statements as of June 30, 2018 and December 31, 2017. The final impact of the 2017 Tax Act may differ from these estimates, due to, among other things, changes in interpretations, analysis and assumptions made by management, additional guidance that may be issued by the U.S. Department of the Treasury and the Internal Revenue Service, and any updates or changes to estimates the Company has utilized to calculate the transition impact. Pursuant to the SEC Staff Accounting Bulletin No. 118 (“SAB 118”), the Company's measurement period for implementing the accounting changes required by the 2017 Tax Act will close before December 22, 2018 and the Company anticipates completing the accounting under ASC Topic 740, Income Taxes, in a subsequent reporting period within the measurement period.

Shortly after the 2017 Tax Act was enacted, the SEC staff issued SAB 118 to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Tax Act. In accordance with SAB 118, the Company has determined that the $118.4 million of the deferred tax expense recorded in connection with the remeasurement of certain deferred tax assets and liabilities during the three months ended December 31, 2017 was a provisional amount and a reasonable estimate at December 31, 2017. At June 30, 2018, this amount was decreased by $2.6 million as a result of a tax return true-up related to the allocation of taxable income to non-controlling interests. As the Company completes its analysis of the 2017 Tax Act, collect and prepare necessary data, and interpret any additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, the Company may make adjustments to the provisional amounts. Any subsequent adjustment to these amounts will be recorded to current tax expense in the quarter of 2018 when the analysis is complete.

For the three months ended June 30, 2018 and 2017, the Company’s effective income tax rate was 12.9% and 12.0%, respectively. For the six months ended June 30, 2018 and 2017, the Company’s effective income tax rate was 16.3% and 11.4%, respectively. The amount of income tax expense and the effective income tax rate increased in 2018 partially due to operating losses recorded by its retail segment for which no tax benefit was recognized on account of the valuation allowance recorded against such losses, and partially due to an increased ownership percentage of CWGS, LLC for which the Company is subject to U.S., federal and state taxes on its allocable share of income of CWGS, LLC. The Company's effective tax rate for the three months ended June 30, 2018 was lower than the federal statutory rate of 21.0% primarily due to a portion of the Company’s earnings being attributable to non-controlling interests in limited liability companies which are not subject to corporate level taxes. For the three and six months ended June 30, 2018, the $2.6 million measurement period adjustment discussed above decreased the effective income tax rate by 273 basis points and 216 basis points, respectively. The Company's effective tax rate for the three months ended June 30, 2017 was significantly lower than the federal statutory rate of 35.0% primarily due to a portion of the Company’s earnings being attributable to non-controlling interests in limited liability companies which are not subject to corporate level taxes.

The Company evaluates its deferred tax assets on a quarterly basis to determine if they can be realized and establishes valuation allowances when it is more likely than not that all or a portion of the deferred tax assets may not be realized. At June 30, 2018 and December 31, 2017, the Company determined that all of its deferred tax assets, except those pertaining to Camping World and the direct investment in CWGS, LLC, are more likely than not to be realized. The Company maintains a full valuation allowance against the deferred tax assets of Camping World, since it was determined that it would have insufficient taxable income in the current or carryforward periods under the tax laws to realize the future tax benefits of its deferred tax assets. The Company also maintains a valuation allowance against the portion of the deferred tax asset pertaining to its direct investment in CWGS, LLC.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements related to a particular tax position are measured based on the largest benefit that has a greater than a 50% likelihood of being realized upon settlement. The amount of unrecognized tax benefits is adjusted as appropriate for changes in facts and circumstances, such as significant amendments to existing tax law, new regulations or interpretations by the taxing authorities, new information obtained during a tax examination, or resolution of an examination. As of June 30, 2018, the Company recorded $0.2 million of uncertain tax positions and none at December 31, 2017. The Company recorded $0.1 million of interest and penalties relating to income taxes for the three months ended June 30, 2018, and none for the three months ended June 30, 2017.

On October 6, 2016, the Company entered into a tax receivable agreement (the “Tax Receivable Agreement”) that provides for the payment by the Company to the Continuing Equity Owners and Crestview Partners II GP, L.P. of 85% of the amount of tax benefits, if any, the Company actually realizes, or in some circumstances is deemed to realize, as a result of (i) increases in the tax basis from the purchase of common units from Crestview Partners II GP, L.P. in exchange for Class A common stock in connection with the consummation of the IPO and the related transactions and any future redemptions that are funded by the Company and any future redemptions or exchanges of common units by Continuing Equity Owners as described above and (ii) certain other tax benefits attributable to payments made under the Tax Receivable Agreement. CWGS intends to make an election under Section 754 of the Internal Revenue Code effective for each tax year in which a redemption or exchange (including a deemed exchange) of common units for cash or stock occur. These tax benefit payments are not conditioned upon one or more of the Continuing Equity Owners or Crestview Partners II GP, L.P. maintaining a continued ownership interest in CWGS, LLC. In general, the Continuing Equity Owners’ or Crestview Partners II GP, L.P.’s rights under the Tax Receivable Agreement are assignable, including to transferees of its common units in CWGS, LLC (other than the Company as transferee pursuant to a redemption or exchange of common units in CWGS, LLC).  The Company expects to benefit from the remaining 15% of the tax benefits, if any, which may be realized. During the six months ended June 30, 2018 and 2017, 173,286 and 5,525,362 common units in CWGS, LLC, respectively, were exchanged for Class A common stock subject to the provisions of the Tax Receivable Agreement. The Company recognized a liability for the Tax Receivable Agreement payments due to those parties that redeemed common units, representing 85% of the aggregate tax benefits the Company expects to realize from the tax basis increases related to the exchange, after concluding it was probable that the Tax Receivable Agreement payments would be paid based on estimates of future taxable income. As of June 30, 2018 and December 31, 2017, the amount of Tax Receivable Agreement payments due under the Tax Receivable Agreement was $131.5 million and $137.7 million, respectively, of which $9.5 million and $8.1 million, respectively, were included in current portion of the Tax Receivable Agreement liability in the Condensed Consolidated Balance Sheets.

13. Related Party Transactions

Transactions with Directors, Equity Holders and Executive Officers

FreedomRoads leases various retail locations from managers and officers. During the three months ended June 30, 2018 and 2017, the related party lease expense for these locations was $0.5 million and $0.5 million, respectively. During the six months ended June 30, 2018 and 2017, the related party lease expense for these locations was $0.9 million and $0.9 million, respectively.

In January 2012, FreedomRoads entered into a lease (the “Original Lease”) with respect to the Company’s Lincolnshire, Illinois offices, which was amended in March 2013 in connection with the Company’s leasing of additional premises within the same office building (the “Expansion Lease”). The Original Lease is payable in 132 monthly payments of base rent equal to approximately $29,000, commencing April 2013, subject to annual increases. The Expansion Lease is payable in 132 monthly payments of base rent equal to approximately $2,500, commencing May 2013, subject to annual increases. Marcus A. Lemonis, the Company’s Chairman and Chief Executive Officer, has personally guaranteed both leases. During the three months ended June 30, 2018 and 2017, we made payments of approximately $154,000 and $176,000, respectively, in connection with the Original Lease, which included approximately $79,000 and $79,000, respectively, for common area maintenance charges on the Original Lease, and we made payments of approximately $8,000 and $8,000, respectively, in connection with the Expansion Lease. During the six months ended June 30, 2018 and 2017, we made payments of approximately $332,000 and $352,000, respectively, in connection with the Original Lease, which included approximately $157,000 and $158,000, respectively, for common area maintenance charges on the Original Lease, and we made payments of approximately $17,000 and $17,000, respectively, in connection with the Expansion Lease.

The Company paid Kaplan, Strangis and Kaplan, P.A., of which Andris A. Baltins is a member, $0.1 million and $0 during the six months ended June 30, 2018 and 2017, respectively, for legal services.

Other Transactions

The Company does business with certain companies in which Mr. Lemonis has a direct or indirect material interest. The Company purchased fixtures for interior store sets at the Company’s retail locations from Precise Graphix, LLC (“Precise Graphix”). Mr. Lemonis has a 33% economic interest in Precise Graphix and the Company paid Precise Graphix $2.1 million and $0.9 million for the three months ended June 30, 2018 and 2017, respectively, and $3.7 million and $1.2 million for the six months ended June 30, 2018 and 2017, respectively. The Company purchased point of purchase and visual merchandise displays from JD Custom Design (“JD Custom”) for use in Camping World’s retail store operations. Mr. Lemonis is a holder of 52% of the combined voting power in JD Custom and the Company paid JD Custom $0.3 million and $0 for the six months ended June 30, 2018 and 2017, respectively.

The Company does business with certain companies in which Stephen Adams, a member of the Company’s board of directors, has a direct or indirect material interest. The Company from time to time purchases advertising services from Adams Radio of Fort Wayne LLC (“Adams Radio”), in which Mr. Adams has an indirect 90% interest. The Company paid Adams Radio $0.1 million and $0 for the three months ended June 30, 2018 and 2017, respectively and $0.2 million and $0 for the six months ended June 30, 2018 and 2017, respectively.

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

As required by the CWGS LLC Agreement, the Company must, at all times, maintain a one-to-one ratio between the number of outstanding shares of Class A common stock and the number of common units of CWGS, LLC owned by CWH (subject to certain exceptions for treasury shares and shares underlying certain convertible or exchangeable securities).

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

Short-Swing Profit Disgorgement

In May 2018, the Company received an aggregate of $557,000 from short-swing profit disgorgement remitted by ML Acquisition Company, LLC, of which Marcus A. Lemonis, Chairman and Chief Executive Officer of the Company, is the sole director, which is included as an increase to additional paid-in capital in the unaudited condensed consolidated statement of stockholders’ equity and as a financing activity in the unaudited condensed consolidated statement of cash flows.

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

As of June 30, 2018 and December 31, 2017, there were 88,724,828 and 88,639,567 common units of CWGS, LLC outstanding, respectively, of which CWH owned 37,007,619 and 36,749,072 common units of CWGS, LLC, respectively, representing 41.7% and 41.5% ownership interests in CWGS, LLC, respectively, and the Continuing Equity Owners owned 51,717,209 and 51,890,495 common units of CWGS, LLC, respectively, representing 58.3% and 58.5% ownership interests in CWGS, LLC, respectively.

The following table summarizes the effects of changes in ownership in CWGS, LLC on the Company’s equity:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2018	2017	2018	2017

Net income attributable to Camping World Holdings, Inc.	$28,031	$19,344	$31,212	$26,866
Transfers to non-controlling interests:
Decrease in additional paid-in capital as a result of the purchase of common units from CWGS, LLC with proceeds from a public offering	—	(87,203)	—	(87,203)
Decrease in additional paid-in capital as a result of the purchase of common units from CWGS, LLC with proceeds from the exercise of stock options	(5)	—	(82)	—
Increase in additional paid-in capital as a result of the vesting of restricted stock units	29	—	29	—
Increase in additional paid-in capital as a result of the redemption of common units of CWGS, LLC	—	53,430	1,847	53,580
Change from net income attributable to Camping World Holdings, Inc. and transfers to non-controlling interests	$28,055	$(14,429)	$33,006	$(6,757)

16. Equity-based Compensation Plans

The following table summarizes the equity-based compensation that has been included in the following line items within the consolidated statements of operations during:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
($ in thousands)	2018	2017	2018	2017
Equity-based compensation expense:
Costs applicable to revenue	$172	$81	$347	$173
Selling, general, and administrative	2,957	788	6,000	1,415
Total equity-based compensation expense	$3,129	$869	$6,347	$1,588

The following table summarizes stock option activity for the six months ended June 30, 2018:

Stock Options
(in thousands)
Outstanding at December 31, 2017	953
Exercised	(7)
Forfeited	(33)
Outstanding at June 30, 2018	913
Options exercisable at June 30, 2018	175

The following table summarizes restricted stock unit activity for the six months ended June 30, 2018:

Restricted
Stock Units
(in thousands)
Outstanding at December 31, 2017	1,247
Granted	33
Vested	(79)
Forfeited	(44)
Outstanding at June 30, 2018	1,157

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

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands except per share amounts)	2018	2017	2018	2017
Numerator:
Net income	$81,815	$105,093	$99,091	$154,716
Less: net income attributable to non-controlling interests	(53,784)	(85,749)	(67,879)	(127,850)
Net income attributable to Camping World Holdings, Inc. — basic	28,031	19,344	31,212	26,866
Add: Reallocation of net income attributable to non-controlling interests from the assumed exchange of common units of CWGS, LLC for Class A common stock	36,156	—	40,508	78,160
Net income attributable to Camping World Holdings, Inc. — diluted	$64,187	$19,344	$71,720	$105,026
Denominator:
Weighted-average shares of Class A common stock outstanding — basic	36,964	22,977	36,890	20,973
Dilutive options to purchase Class A common stock	—	—	157	—
Dilutive restricted stock units	83	—	136	—
Dilutive common units of CWGS, LLC that are convertible into Class A common stock	51,717	—	51,773	63,700
Weighted-average shares of Class A common stock outstanding — diluted	88,764	22,977	88,956	84,673

Earnings per share of Class A common stock — basic	$0.76	$0.84	$0.85	$1.28
Earnings per share of Class A common stock — diluted	$0.72	$0.84	$0.81	$1.24

Weighted-average anti-dilutive securities excluded from the computation of diluted earnings per share of Class A common stock:
Stock options to purchase Class A common stock	920	1,083	462	1,097
Restricted stock units	896	226	450	187
Common units of CWGS, LLC that are convertible into Class A common stock	—	62,586	—	—

Shares of the Company’s Class B common stock and Class C common stock do not share in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B common stock or Class C common stock under the two-class method has not been presented.

18. Segments Information

We have two reportable segments: (1) Consumer Services and Plans, and (2) Retail. The Company’s Consumer Services and Plans segment is comprised of emergency roadside assistance; property and casualty insurance programs; travel assist programs; extended vehicle service contracts; co-branded credit cards; vehicle financing and refinancing; membership clubs; and publications and directories. The Company’s

Retail segment is comprised of new and used RVs; parts and service; finance and insurance; and skiing, snowboarding, bicycling, skateboarding, camping, fishing, hunting, hiking, rock climbing, marine and watersports products. Corporate and other is comprised of the corporate operations of the Company.

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

Reportable segment revenue, segment income, floor plan interest expense, depreciation and amortization, other interest expense, total assets, and capital expenditures are as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
($ in thousands)	2018	2017	2018	2017
Revenue:(1)
Consumer Services and Plans	$52,748	$48,103	$106,556	$98,349
Retail	1,392,428	1,230,923	2,400,186	2,062,312
Total consolidated revenue	$1,445,176	$1,279,026	$2,506,742	$2,160,661

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
($ in thousands)	2018	2017	2018	2017
Segment income:(2)
Consumer Services and Plans	$27,590	$23,959	$55,714	$50,212
Retail	95,498	117,042	117,692	163,185
Total segment income	123,088	141,001	173,406	213,397
Corporate & other	(1,480)	(3,483)	(2,964)	(4,424)
Depreciation and amortization	(11,628)	(7,584)	(21,028)	(14,437)
Other interest expense, net	(16,107)	(10,557)	(28,946)	(19,961)
Tax Receivable Agreement liability adjustment	—	—	—	17
Loss and expense on debt restructure	44	—	(2,056)	—
Income from operations before income taxes	$93,917	$119,377	$118,412	$174,592

(1)

Represents revenue net of intersegment revenue of $15.1 million and $10.8 million for the three months ended June 30, 2018 and 2017, respectively, and $26.1 million and $19.2 million for the six months ended June 30, 2018 and 2017, respectively.

(2)	Segment income is defined as income from operations before depreciation and amortization plus floor plan interest expense.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
($ in thousands)	2018	2017	2018	2017
Depreciation and amortization:
Consumer Services and Plans	$823	$1,005	$1,595	2,001
Retail	10,805	6,464	19,433	12,321
Subtotal	11,628	7,469	21,028	14,322
Corporate & other	—	115	—	115
Total depreciation and amortization	$11,628	$7,584	$21,028	$14,437

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
($ in thousands)	2018	2017	2018	2017
Other interest expense, net:
Consumer Services and Plans	$(1)	$2	$(2)	$4
Retail	1,004	1,360	2,823	2,952
Subtotal	1,003	1,362	2,821	2,956
Corporate & other	15,104	9,195	26,125	17,005
Total interest expense	$16,107	$10,557	$28,946	$19,961

	June 30,	December 31,
($ in thousands)	2018	2017

Assets:
Consumer Services and Plans	$143,141	$180,295
Retail	2,555,741	2,078,535
Subtotal	2,698,882	2,258,830
Corporate & other	225,168	302,647
Total assets	$2,924,050	$2,561,477

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

For purposes of this Form 10-Q, we define an "Active Customer" as a customer who has transacted with us in any of the eight most recently completed fiscal quarters prior to the date of measurement. Unless otherwise indicated, the date of measurement is June 30, 2018, our most recently completed fiscal quarter.  Additionally, references herein to the approximately 9 million U.S. households that own a recreational vehicle ("RV") are based on The RV Consumer in 2011, an industry report published by the University of Michigan in 2011 (the "RV Survey"), which we believe to be the most recent such survey.

Overview

We believe we are the only provider of a comprehensive portfolio of services, protection plans, products, and resources for RV enthusiasts. Approximately 9 million households in the United States own an RV, and of that installed base, we had approximately 3.7 million RV-related Active Customers at June 30, 2018, excluding the impact of the acquisition of certain assets of Gander Mountain Company (“Gander Mountain,” and upon acquisition and rebranding, “Gander Outdoors”) and its Overton’s, Inc. business (“Overton’s”) in May 2017 (“Gander Mountain Acquisition”), further described below. We generate recurring revenue by providing RV owners and outdoor enthusiasts the full spectrum of services, protection plans, products, and resources that we believe are essential to operate, maintain, and protect their RV and to enjoy the RV and outdoor lifestyles. We provide these offerings primarily through our two iconic brands, Good Sam and Camping World.

We believe our Good Sam branded offerings provide the industry’s broadest and deepest range of services, protection plans, products, and resources, including: extended vehicle service contracts and insurance protection plans, roadside assistance, membership clubs, and financing products. A majority of these programs are on a multiyear or annually renewable basis.

Our Camping World brand operates the largest national network of RV‑centric retail locations in the United States through our 147 retail locations in 36 states, as of June 30, 2018, and through our e‑commerce platforms. We believe we are significantly larger in scale than our next largest competitor. We provide new and used RVs, repair parts, RV accessories and supplies, RV repair and maintenance services, protection plans, travel assistance plans, RV financing, and RV lifestyle products and services for new and existing RV owners. Our retail locations are staffed with knowledgeable local team members, providing customers access to extensive RV expertise. Our retail locations are strategically located in key national RV markets.

In 2017, we expanded our products and services focus to outdoor sports and retail to include an array of outdoor products, apparel and gear and active sportswear and gear to target the broader group of outdoor and active sports enthusiasts. On May 26, 2017, we acquired certain assets of Gander Mountain, which specialized in the hunting, camping, fishing, shooting sports, and outdoor markets, and its Overton’s marine and watersports business through a bankruptcy auction. On August 17, 2017, we acquired Active Sports, Inc. which included TheHouse.com, (an online retail component of the business) specializing in biking, sailboarding, skateboarding, wakeboarding, snowboarding and outdoor gear. On September 22, 2017, we acquired EIGHTEEN0THREE LLC, dba W82 (“W82”), which specializes in snowboarding, skateboarding, longboarding, swimwear, footwear, apparel and accessories. On October 19, 2017, we acquired Uncle Dan's LTD, a specialty retailer of outdoor gear, apparel and camping supplies. In addition, on January 30, 2018, we acquired Erehwon, a leading Midwest specialty retailer of outdoor gear and apparel with four retail locations. On April 19, 2018 we acquired Rock Creek Outfitters (“Rock Creek”), a specialty outdoor retailer of outdoor gear for kayaking, rock climbing, camping and hiking with seven retail locations.

As of June 30, 2018, we operated a total of 223 locations which consisted of the following: 147 Camping World retail locations, 54 Gander Outdoors locations, two Overton’s locations, two TheHouse.com locations, two W82 locations, five Uncle Dan’s locations, four Erehwon locations and seven Rock Creek locations. Of the 223 locations, 132 sold recreational vehicles.

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

Segments

We identify our reporting segments based on the organizational units used by management to monitor performance and make operating decisions. We have identified two reporting segments: (a) Consumer Services and Plans and (b) Retail. We provide our consumer services and plans offerings through our Good Sam brand and we provide our retail offerings primarily through our Camping World, Gander Outdoors, Overton’s, TheHouse.com, W82, Uncle Dan’s, Erehwon and Rock Creek brands. Within the Consumer Services and Plans segment, we primarily derive revenue from the sale of the following offerings: emergency roadside assistance; property and casualty insurance programs; travel assist programs; extended vehicle service contracts; co‑branded credit cards; vehicle financing and refinancing; club memberships; and publications and directories. Within the Retail segment, we primarily derive revenue from the sale of the following products: new vehicles; used vehicles; parts and service, including RV accessories and supplies; finance and insurance; and skiing, snowboarding, bicycling, skateboarding, camping, fishing, hunting, hiking, rock climbing, marine and watersports products. See Note 18 — Segment Information to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

Growth Strategies and Outlook

We believe the increase in the number of light-weight towable RVs offered by the manufactures, the increase in the number of pickup trucks and sport utility vehicles (“SUV’s) in operation, the ease of towing and the affordability of many of the light-weight RVs, the savings RVs offer on a variety of vacation costs, an increase in the pool of potential RV customers due to an aging baby boomer demographic, and the increased RV ownership among younger consumers should continue to grow the installed base of RV owners, and will have a positive impact on RV usage.

We plan to take advantage of these positive trends in RV usage to pursue the following strategies to continue to grow our revenue and profits:

•

Grow our Active Base of Customers.  We believe our comprehensive portfolio of RV products, services and protection plans, growing base of locations, strong brands, leading market position, ongoing investment in our service platform, and full suite of resources will continue to provide us with competitive advantages in targeting and capturing a larger share of RV and outdoor related consumers with whom we do not currently transact. We expect to continue to grow the Active Customer base primarily through three strategies:

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

•

Cross‑Sell Products and Services.  We believe our customer database of over 23 million unique contacts, including the impact of the Gander Mountain Acquisition, provides us with the opportunity to continue our growth through the cross‑selling of our products and services. We use our customized CRM system and database analytics to proactively market and cross‑sell to Active Customers. We also seek to increase the penetration of our products to customers who exhibit higher multi‑product attachment rates.

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

As discussed above, while we have traditionally focused on the RV-centric outdoor enthusiasts, we believe there is significant opportunity for us to offer our comprehensive portfolio of services, protection plans, products and resources beyond the traditional RV enthusiasts to a broader group of outdoor and active sports enthusiasts who enjoy skiing, snowboarding, bicycling, skateboarding, camping, fishing, hunting, hiking, rock climbing, marine and watersports, and other outdoor active sports and activities. By expanding our array of products and services to include outdoor products, apparel and gear, and active sportswear and gear to target this broader group of outdoor and active sports enthusiasts, and by enhancing the benefits of membership in our Good Sam Club to provide additional benefits and savings to this broader group of outdoor and active sports enthusiasts, we believe we have the opportunity to expand our base of Active Customers and enhance the long-term value of the Good Sam consumer services and plans. With the increasing ease of use and affordability of RV vehicles, we also believe there is an opportunity to sell RVs to the outdoor and active sports enthusiasts who enjoy skiing, snowboarding, bicycling, skateboarding, non-RV camping, fishing, hunting, hiking, rock climbing, and marine and water sports and activities. We made several strategic acquisitions in the retail space in 2017 and early 2018, including Gander Mountain, and Overton’s, Active Sports, Inc., W82, Uncle Dan’s Outfitters, Erehwon and Rock Creek.

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

How We Generate Revenue

Revenue across each of our two reporting segments is impacted by the following key revenue drivers:

Number of Active Customers.  Approximately 9 million households in the United States own an RV, and of the installed base, we had approximately 3.7 million and 3.5 million RV-related Active Customers, as of June 30, 2018 and 2017, respectively, excluding the impact of the acquisition of Gander Mountain and Overton’s in May 2017. Gander Outdoors and Overton’s Active Customers were approximately 209,000 and 240,000, respectively, at June 30, 2018. Our Active Customer base is an integral part of our business model and has a significant effect on our revenue. We attract new customers to our business primarily through our retail locations, e-commerce platforms, and direct marketing. Once we acquire our customers through a transaction, they become part of our customer database where we use CRM tools to cross‑sell Active Customers additional products and services.

Consumer Services and Plans.  The majority of our consumer services and plans, such as our roadside assistance, extended service contracts, insurance programs, travel assist, and our Good Sam and Coast to Coast clubs, are built on a recurring revenue model. A majority of these programs are on a multiyear or annually renewable basis and have annualized fees typically ranging from $20 to $5,200. We believe that many of these products and services are essential for our customers to operate, maintain and protect their RVs, and to enjoy the RV lifestyle, resulting in attractive annual retention rates. As we continue to grow our consumer services and plans business, we expect to further enhance our visibility with respect to revenue and cash flow, and increase our overall profitability. As of June 30, 2018 and December 31, 2017, we had 2.0 million and 1.8 million club members in our Good Sam and Coast to Coast clubs, respectively.

Retail Locations.  We open new retail locations through organic growth and acquisitions. Our new retail locations are one of the primary ways in which we attract new customers to our business. Our retail locations typically offer our full array of products and services, including new and used RVs, RV financing, protection plans, a selection of OEM and aftermarket repair parts, RV accessories, RV maintenance products, supplies, and other outdoor lifestyle products. For the six months ended June 30, 2018 and 2017, we opened eight and fourteen acquired RV retail locations, respectively, and opened zero and one greenfield location, respectively. In addition, in the six months ended June 30, 2018 we opened fifty-two Gander Outdoors locations and one Overton’s location, and acquired four Erehwon locations, and seven Rock Creek locations. (see Note 11 — Acquisitions to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q).

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

As of June 30, 2018 and 2017, we had, respectively, a base of 120 and 115 same stores. For the six months ended June 30, 2018 and 2017, our aggregate same store sales were $1.94 billion and $1.92 billion, respectively. As of June 30, 2018, we had a total of 223 locations consisting of 147 Camping World retail locations, 54 Gander Outdoor locations, two Overton’s locations, two W82 locations, two TheHouse.com locations, 5 Uncle Dan’s locations, 4 Erehwon, and 7 Rock Creek locations, compared to 137 Camping World retail locations at June 30, 2017. In the first six months of 2018 we closed three Camping World non-dealer locations (Rogers, Minnesota, Winter Garden, Florida, and Cleburne, Texas). We closed one Overton’s location in January 2018 and opened one in our Rogers, Minnesota location which previously was a Camping World non-dealer location.

Other Key Performance Indicators

Gross Profit and Gross Margins.  Gross profit is our total revenue less our total costs applicable to revenue. Our total costs applicable to revenue primarily consists of the cost of goods and cost of sales, exclusive of depreciation and amortization. Gross margin is gross profit as a percentage of revenue.

Our gross profit is variable in nature and generally follows changes in our revenue. While gross margins for our Retail segment are lower than our gross margins for our Consumer Services and Plans segment, our Retail segment generates significant gross profit and is a primary means of acquiring new customers, to which we then cross‑sell our higher margin products and services with recurring revenue. We believe the overall growth of our Retail segment will allow us to continue to drive growth in gross profits due to our ability to cross‑sell our consumer services and plans to our increasing Active Customer base. For the three months ended June 30, 2018 and 2017, gross profit was $31.9 million and $27.5 million, respectively, and gross margin was 60.5% and 57.3%, respectively, for our Consumer Services and Plans segment, and gross profit was $384.2 million and $345.0 million, respectively, and gross margin was 27.6% and 28.0%, respectively, for our Retail segment. For the six months ended June 30, 2018 and 2017, gross profit was $63.0 million and $56.6 million, respectively, and gross margin was 59.1% and 57.6%, respectively, for our Consumer Services and Plans segment, and gross profit was $657.9 million and $567.9 million, respectively, and gross margin was 27.4% and 27.5%, respectively, for our Retail segment.

SG&A as a percentage of Gross Profit.  Selling, general and administrative (“SG&A”) expenses as a percentage of gross profit allows us to monitor our expense control over a period of time. SG&A consists primarily of wage‑related expenses, selling expenses related to commissions and advertising, lease expenses and corporate overhead expenses. We calculate SG&A expenses as a percentage of gross profit by dividing SG&A expenses for the period by total gross profit. For the three months ended June 30, 2018 and 2017, SG&A as a percentage of gross profit was 68.3% and 61.3%, respectively. For the six months ended June 30, 2018 and 2017, SG&A as a percentage of gross profit was 73.4% and 64.7%, respectively. We expect SG&A expenses to increase as we open new retail locations through organic growth and acquisitions, which we also expect will drive increases in revenue and gross profit.

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

We define Adjusted EBITDA as net income before other interest expense, net (excluding floor plan interest expense), provision for income tax expense, depreciation and amortization, loss and expense on debt restructure, loss (gain) on sale of assets, equity-based compensation, Tax Receivable Agreement liability adjustment, transaction expenses related to acquisitions, Gander Outdoors pre-opening costs, and other unusual or one‑time items. We calculate Adjusted EBITDA Margin by dividing Adjusted EBITDA by total revenue for the period. Adjusted EBITDA and Adjusted EBITDA Margin are not GAAP measures of our financial performance and should not be considered as alternatives to net income or net income margin, respectively, as measures of financial performance, or any other performance measure derived in accordance with GAAP. Adjusted EBITDA and Adjusted EBITDA Margin should not be construed as an inference that our future results will be unaffected by unusual or non‑recurring items. Additionally, Adjusted EBITDA and Adjusted EBITDA Margin are not intended to be a measure of discretionary cash to invest in the growth of our business, as it does not reflect tax payments, debt service requirements, capital expenditures and certain other cash costs that may recur in the future, including, among other things, cash requirements for working capital needs and cash costs to replace assets being depreciated and amortized. Management compensates for these limitations by relying on our GAAP results in addition to using Adjusted EBITDA and Adjusted EBITDA Margin supplementally. Our measure of Adjusted EBITDA is not necessarily comparable to similarly titled captions of other companies due to different methods of calculation. For a reconciliation of Adjusted EBITDA to net income, a reconciliation of Adjusted EBITDA Margin to net income margin, and a further discussion of how we utilize this non-GAAP financial measure, see “Non-GAAP Financial Measures” below.

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

EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin

We define “EBITDA” as net income before other interest expense, net (excluding floor plan interest expense), provision for income tax expense and depreciation and amortization. We define “Adjusted EBITDA” as EBITDA further adjusted for the impact of certain non‑cash and other items that we do not consider in our evaluation of ongoing operating performance. These items include, among other things, loss and expense on debt restructure, loss (gain) on sale of assets, equity-based compensation, Tax Receivable Agreement liability adjustment, transaction expenses related to acquisitions, Gander Outdoors pre-opening costs, and other unusual or one‑time items. We define “Adjusted EBITDA Margin” as Adjusted EBITDA as a percentage of total revenue. We caution investors that amounts presented in accordance with our definitions of EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin may not be comparable to similar measures disclosed by our competitors, because not all companies and analysts calculate EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin in the same manner. We present EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin because we consider them to be important supplemental measures of our performance and believe they are frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. Management believes that investors’ understanding of our performance is enhanced by including these Non‑GAAP Financial Measures as a reasonable basis for comparing our ongoing results of operations.

The following table reconciles EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin to the most directly comparable GAAP financial performance measures, which are net income, net income, and net income margin, respectively:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
($ in thousands)	2018	2017	2018	2017
EBITDA:
Net income	$81,815	$105,093	$99,091	$154,716
Other interest expense, net	16,107	10,557	28,946	19,961
Depreciation and amortization	11,628	7,584	21,028	14,437
Income tax expense	12,102	14,284	19,321	19,876
Subtotal EBITDA	121,652	137,518	168,386	208,990
Loss and expense on debt restructure (a)	(44)	—	2,056	—
Loss (gain) on sale of assets (b)	59	31	144	(287)
Equity-based compensation (c)	3,129	869	6,347	1,588
Tax Receivable Agreement liability adjustment (d)	—	—	—	(17)
Acquisitions - transaction expense (e)	—	2,100	—	2,100
Gander Outdoors pre-opening costs (f)	15,355	1,351	35,006	1,351
Adjusted EBITDA	$140,151	$141,869	$211,939	$213,725

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(as percentage of total revenue)	2018	2017	2018	2017
EBITDA margin:
Net income margin	5.7%	8.2%	4.0%	7.2%
Other interest expense, net	1.1%	0.8%	1.2%	0.9%
Depreciation and amortization	0.8%	0.6%	0.8%	0.7%
Income tax expense	0.8%	1.1%	0.8%	0.9%
Subtotal EBITDA margin	8.4%	10.8%	6.7%	9.7%
Loss and expense on debt restructure (a)	(0.0%)	—	0.1%	—
Loss (gain) on sale of assets (b)	0.0%	0.0%	0.0%	(0.0%)
Equity-based compensation (c)	0.2%	0.1%	0.3%	0.1%
Tax Receivable Agreement liability adjustment (d)	—	—	—	(0.0%)
Acquisitions - transaction expense (e)	—	0.2%	—	0.1%
Gander Outdoors pre-opening costs (f)	1.1%	0.1%	1.4%	0.1%
Adjusted EBITDA margin	9.7%	11.1%	8.5%	9.9%

(a)	Represents the loss and expense incurred on debt restructure and financing expense incurred from the Third Amendment to the Credit Agreement in 2018.
(b)	Represents an adjustment to eliminate the losses and gains on sales of various assets.
(c)	Represents non-cash equity-based compensation expense relating to employees and directors of the Company.
(d)	Represents an adjustment to eliminate the loss on remeasurement of the Tax Receivable Agreement primarily due to changes in our effective income tax rate.
(e)	Represent transaction expenses, primarily legal costs, associated with acquisitions into new or complementary markets, including the Gander Mountain Acquisition.
(f)	Represents pre-opening store costs associated with opening Gander Outdoors retail stores.

Adjusted Pro Forma Net Income and Adjusted Pro Forma Earnings Per Fully Exchanged and Diluted Share

We define “Adjusted Pro Forma Net Income” as net income attributable to Camping World Holdings, Inc. adjusted for the reallocation of net income attributable to non-controlling interests from the assumed exchange of all outstanding common units in CWGS, LLC for shares of newly-issued Class A common stock of Camping World Holdings, Inc. and further adjusted for the impact of certain non‑cash and other items that we do not consider in our evaluation of ongoing operating performance. These items include, among other things, loss (gain) and expense on debt restructure, loss (gain) on sale of assets, equity-based compensation, Tax Receivable Agreement liability adjustment, transaction expenses related to acquisitions, Gander Outdoors pre-opening costs, other unusual or one‑time items, and the income tax expense effect of these adjustments. We define “Adjusted Pro Forma Earnings Per Fully Exchanged and Diluted Share” as Adjusted Pro Forma Net Income divided by the weighted-average shares of Class A common stock outstanding, assuming the full exchange of all outstanding common units in CWGS, LLC for newly-issued shares of Class A common stock of Camping World Holdings, Inc., and (ii) the dilutive effect of stock options and restricted stock units, if any. We present Adjusted Pro Forma Net Income and Adjusted Pro Forma Earnings Per Fully Exchanged and Diluted Share because we consider them to be important supplemental measures of our performance and we believe that investors’ understanding of our performance is enhanced by including these Non‑GAAP financial measures as a reasonable basis for comparing our ongoing results of operations.

The following table reconciles Adjusted Pro Forma Net Income and Adjusted Pro Forma Earnings Per Fully Exchanged and Diluted Share to the most directly comparable GAAP financial performance measure, which is net income attributable to Camping World Holdings, Inc. and weighted-average shares of Class A common stock outstanding — diluted:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(In thousands except per share amounts)	2018	2017	2018	2017
Numerator:
Net income attributable to Camping World Holdings, Inc.	$28,031	$19,344	$31,212	$26,866
Adjustments:
Reallocation of net income attributable to non-controlling interests from the assumed exchange of common units in CWGS, LLC (a)	53,784	85,749	67,879	127,850
Loss and expense on debt restructure (b)	(44)	—	2,056	—
Loss (gain) on sale of assets (c)	59	31	144	(287)
Equity-based compensation (d)	3,129	869	6,347	1,588
Tax Receivable Agreement liability adjustment (e)	—	—	—	(17)
Acquisitions - transaction expense (f)	—	2,100	—	2,100
Gander Outdoors pre-opening costs (g)	15,355	1,351	35,006	1,351
Income tax expense (h)	(14,691)	(32,028)	(20,080)	(50,320)
Adjusted pro forma net income	$85,623	$77,416	$122,564	$109,131
Denominator:
Weighted-average Class A common shares outstanding - diluted	88,764	22,977	88,956	84,673
Adjustments:
Assumed exchange of post-IPO common units in CWGS, LLC for shares of Class A common stock (i)	—	62,586	—	—
Dilutive options to purchase Class A common stock	—	56	—	101
Dilutive restricted stock units	—	61	—	59
Adjusted pro forma fully exchanged weighted average Class A common shares outstanding - diluted	88,764	85,680	88,956	84,833
Adjusted pro forma earnings per fully exchanged and diluted share	$0.96	$0.90	$1.38	$1.29

(a)

Represents the reallocation of net income attributable to non-controlling interests from the assumed exchange of common units of CWGS, LLC in periods where income was attributable to non-controlling interests.

(b)	Represents the loss and expense incurred on debt restructure and financing expense incurred from the Third Amendment to the Credit Agreement in 2018.
(c)	Represents an adjustment to eliminate the losses and gains on sales of various assets.
(d)	Represents non-cash equity-based compensation expense relating to employees and directors of the Company.
(e)	Represents an adjustment to eliminate the loss on remeasurement of the Tax Receivable Agreement primarily due to changes in our effective income tax rate.
(f)	Represents transaction expenses, primarily legal costs, associated with acquisitions into new or complementary markets, including the Gander Mountain Acquisition.
(g)	Represents pre-opening store costs associated with the Gander Outdoors store openings.
(h)	Represents the income tax expense effect of the above adjustments. This assumption uses effective tax rates of 25.3% and 38.5% for the adjustments for 2018 and 2017, respectively.
(i)	Represents the assumption that the shares of Class A common stock issued in connection with the IPO were outstanding as of January 1 of each period.

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

Due to these limitations, the Non-GAAP Financial Measures should not be considered as measures of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using these Non‑GAAP Financial Measures only supplementally. As noted in the tables above, certain of the Non-GAAP Financial Measures include adjustments for reallocation of net income attributable to non-controlling interests, loss and expense on debt restructure, loss (gain) on sale of assets, equity-based compensation, Tax Receivable Agreement liability adjustment, transaction expenses related to acquisitions, Gander Outdoors pre-opening costs, other unusual or one‑time items, and the income tax expense effect described above, as applicable. It is reasonable to expect that certain of these items will occur in future periods. However, we believe these adjustments are appropriate because the amounts recognized can vary significantly from period to period, do not directly relate to the ongoing operations of our business and complicate comparisons of our internal operating results and operating results of other companies over time. Each of the normal recurring adjustments and other adjustments described in this paragraph and in the reconciliation tables above help management with a measure of our core operating performance over time by removing items that are not related to day‑to‑day operations.

Results of Operations

Three and Six Months Ended June 30, 2018 Compared to Three and Six Months Ended June 30, 2017

The following table sets forth information comparing the components of net income for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended						Six Months Ended
	June 30, 2018		June 30, 2017				June 30, 2018		June 30, 2017
		Percent of		Percent of	Favorable/ (Unfavorable)			Percent of		Percent of	Favorable/ (Unfavorable)
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%	Amount	Revenue	Amount	Revenue	$	%

Revenue:
Consumer Services and Plans	$52,748	3.6%	$48,103	3.8%	$4,645	9.7%	$106,556	4.3%	$98,349	4.6%	$8,207	8.3%
Retail
New vehicles	807,519	55.9%	760,806	59.5%	46,713	6.1%	1,387,029	55.3%	1,264,110	58.5%	122,919	9.7%
Used vehicles	210,646	14.6%	195,615	15.3%	15,031	7.7%	382,737	15.3%	341,434	15.8%	41,303	12.1%
Parts, services and other	250,203	17.3%	174,196	13.6%	76,007	43.6%	414,511	16.5%	290,419	13.4%	124,092	42.7%
Finance and insurance, net	124,060	8.6%	100,306	7.8%	23,754	23.7%	215,909	8.6%	166,349	7.7%	49,560	29.8%
Subtotal	1,392,428	96.4%	1,230,923	96.2%	161,505	13.1%	2,400,186	95.7%	2,062,312	95.4%	337,874	16.4%
Total revenue	1,445,176	100.0%	1,279,026	100.0%	166,150	13.0%	2,506,742	100.0%	2,160,661	100.0%	346,081	16.0%

Gross profit (exclusive of depreciation and amortization shown separately below):
Consumer Services and Plans	31,916	2.2%	27,543	2.2%	4,373	15.9%	62,999	2.5%	56,642	2.6%	6,357	11.2%
Retail
New vehicles	109,825	7.6%	114,797	9.0%	(4,972)	-4.3%	185,451	7.4%	183,039	8.5%	2,412	1.3%
Used vehicles	48,140	3.3%	50,689	4.0%	(2,549)	-5.0%	85,938	3.4%	84,606	3.9%	1,332	1.6%
Parts, services and other	102,223	7.1%	79,245	6.2%	22,978	29.0%	170,643	6.8%	133,873	6.2%	36,770	27.5%
Finance and insurance, net	124,060	8.6%	100,306	7.8%	23,754	23.7%	215,909	8.6%	166,349	7.7%	49,560	29.8%
Subtotal	384,248	26.6%	345,037	27.0%	39,211	11.4%	657,941	26.2%	567,867	26.3%	90,074	15.9%
Total gross profit	416,164	28.8%	372,580	29.1%	43,584	11.7%	720,940	28.8%	624,509	28.9%	96,431	15.4%

Operating expenses:
Selling, general and administrative expenses	284,295	19.7%	228,444	17.9%	(55,851)	-24.4%	529,409	21.1%	403,934	18.7%	(125,475)	-31.1%
Debt restructure expense	(44)	0.0%	—	0.0%	44	-100.0%	380	0.0%	—	0.0%	(380)	-100.0%
Depreciation and amortization	11,628	0.8%	7,584	0.6%	(4,044)	-53.3%	21,028	0.8%	14,437	0.7%	(6,591)	-45.7%
Gain on asset sales	59	0.0%	31	0.0%	(28)	90.3%	144	0.0%	(287)	0.0%	(431)	-150.2%
Income from operations	120,226	8.3%	136,521	10.7%	(16,295)	-11.9%	169,979	6.8%	206,425	9.6%	(36,446)	-17.7%
Other income (expense):
Floor plan interest expense	(10,202)	-0.7%	(6,587)	-0.5%	(3,615)	-54.9%	(20,945)	-0.8%	(11,889)	-0.6%	(9,056)	-76.2%
Other interest expense, net	(16,107)	-1.1%	(10,557)	-0.8%	(5,550)	-52.6%	(28,946)	-1.2%	(19,961)	-0.9%	(8,985)	-45.0%
Tax Receivable Agreement liability adjustment	—	0.0%	—	0.0%	—	0.0%	—	0.0%	17	0.0%	(17)	-100.0%
Loss on debt restructure	—	0.0%	—	0.0%	—	-100.0%	(1,676)	-0.1%	—	0.0%	(1,676)	-100.0%
	(26,309)	-1.8%	(17,144)	-1.3%	(9,165)	-53.5%	(51,567)	-2.1%	(31,833)	-1.5%	(19,734)	-62.0%
Income before income taxes	93,917	6.5%	119,377	9.3%	(25,460)	-21.3%	118,412	4.7%	174,592	8.1%	(56,180)	-32.2%
Income tax expense	(12,102)	-0.8%	(14,284)	-1.1%	2,182	15.3%	(19,321)	-0.8%	(19,876)	-0.9%	555	2.8%
Net income	81,815	5.7%	105,093	8.2%	(23,278)	-22.1%	99,091	4.0%	154,716	7.2%	(55,625)	-36.0%
Less: net income attributable to non-controlling interests	(53,784)	-3.7%	(85,749)	-6.7%	31,965	-37.3%	(67,879)	-2.7%	(127,850)	-5.9%	59,971	-100.0%
Net income attributable to Camping World Holdings, Inc.	$28,031	1.9%	$19,344	1.5%	$8,687	44.9%	$31,212	1.2%	$26,866	1.2%	$4,346	16.2%

Three Months Ended June 30, 2018 compared to Three Months Ended June 30, 2017

Total revenue increased 13.0%, or $166.2 million, to $1.4 billion in the three months ended June 30, 2018 from $1.3 billion in the three months ended June 30, 2017. The increase was driven by a 9.7% increase in Consumer Services and Plans revenue to $52.7 million, and a 13.1% increase in the Retail revenue to $1.4 billion in the three months ended June 30, 2018, from $48.1 million and $1.2 billion, respectively, in the three months ended June 30, 2018. Same store sales decreased 0.5% for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017.

Six Months Ended June 30, 2018 compared to Six Months Ended June 30, 2017

Total revenue increased 16.0%, or $346.1 million, to $2.5 billion in the six months ended June 30, 2018, from $2.2 billion in the six months ended June 30, 2017. The increase was driven by an 8.3% increase in Consumer Services and Plans revenue to $106.6 million and a 16.4% increase in Retail revenue to $2.4 billion in the six months ended June 30, 2018 from $98.3 million and $2.1 billion, respectively, in the six months ended June 30, 2017. Same store sales increased 1.3% for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017.

Consumer Services and Plans

Three Months Ended June 30, 2018 compared to Three Months Ended June 30, 2017

Consumer Services and Plans revenue increased 9.7%, or $4.6 million, to $52.7 million in the three months ended June 30, 2018, from $48.1 million in the three months ended June 30, 2017. The increase was primarily attributable to $1.8 million from additional Good Sam Club memberships, $1.4 million from the additional contracts in force from our roadside assistance programs, $0.8 million from additional policies in force for our vehicle insurance products, $0.4 million from increased policies in force in the Good Sam TravelAssist programs, and $0.2 million from various other ancillary products, services and protection plans.

Consumer Services and Plans gross profit increased 15.9%, or $4.4 million, to $31.9 million in the three months ended June 30, 2018, from $27.5 million in the three months ended June 30, 2017. The increase was primarily attributable to $2.9 million from additional contracts in force from our roadside assistance programs, vehicle insurance and Good Sam Travel/Assist programs, $1.1 million from increased membership and reduced marketing costs in the Good Sam Club, and $0.4 million from various other ancillary products, services and protection plans. Consumer Services and Plans gross margin increased to 60.5% in the three months ended June 30, 2018 from 57.3% in the three months ended June 30, 2017.

Six Months Ended June 30, 2018 compared to Six Months Ended June 30, 2017

Consumer Services and Plans revenue increased 8.3%, or $8.2 million, to $106.6 million in the six months ended June 30, 2018, from $98.3 million in the six months ended June 30, 2017. The increase was primarily attributable to $2.5 million from additional Good Sam Club memberships, $2.3 million from the additional contracts in force from our roadside assistance programs, $1.2 million from additional policies in force for our vehicle insurance products, $0.9 million from increased policies in force in the Good Sam TravelAssist programs, $0.8 million primarily from seven additional consumer shows, and $0.5 million from various other ancillary products, services and protection plans.

Consumer Services and Plans gross profit increased 11.2%, or $6.4 million, to $63.0 million in the six months ended June 30, 2018, from $56.6 million in the six months ended June 30, 2017. The increase was primarily attributable to $4.4 million from increased policies in force from the roadside assistance, vehicle insurance, and Good Sam TravelAssist programs, $1.8 million from additional Good Sam Club memberships, $0.6 million from additional consumer shows, and $0.3 million from other ancillary products, services and protection plans, partially offset by a $0.7 million decrease from extended warranty products. Consumer Services and Plans gross margin increased to 59.1% in the six months ended June 30, 2018 from 57.6% in the six months ended June 30, 2017.

Retail:

New Vehicles

	Three Months Ended						Six Months Ended
	June 30, 2018		June 30, 2017		Favorable/		June 30, 2018		June 30, 2017		Favorable/
($ in thousands,		Percent of		Percent of	(Unfavorable)			Percent of		Percent of	(Unfavorable)
except per vehicle data)	Amount	Revenue	Amount	Revenue	$	%	Amount	Revenue	Amount	Revenue	$	%

Revenue	$807,519	100.0%	$760,806	100.0%	$46,713	6.1%	$1,387,029	100.0%	$1,264,110	100.0%	$122,919	9.7%
Gross profit	$109,825	13.6%	$114,797	15.1%	$(4,972)	-4.3%	$185,451	13.4%	$183,039	14.5%	$2,412	1.3%
Vehicle unit sales	24,442		21,930		2,512	11.5%	40,738		35,693		5,045	14.1%
Average selling price per vehicle	$33,038		$34,692		$(1,654)	-4.8%	$34,048		$35,416		$(1,369)	-3.9%
Average gross profit per vehicle	$4,493		$5,235		$(741)	-14.2%	$4,552		$5,128		$(576)	-11.2%

Same store sales data:
Same store sales	$682,415		$701,351		$(18,936)	-2.7%	$1,186,458		$1,197,438		$(10,980)	-0.9%
Same store unit sales	20,636		20,154		482	2.4%	34,654		33,627		1,027	3.1%
Same store average selling price per vehicle	$33,069		$34,800		$(1,730)	-5.0%	$34,237		$35,609		$(1,372)	-3.9%

Three Months Ended June 30, 2018 compared to Three Months Ended June 30, 2017

New vehicle revenue increased 6.1%, or $46.7 million, to $807.5 million in the three months ended June 30, 2018 from $760.8 million in the three months ended June 30, 2017. The increase was primarily due to an 11.5% increase in new vehicle unit sales, driven by a 6.7% same store increase of travel trailers units, and the 27 acquired and greenfield RV dealership locations added over the last eighteen months, partially offset by a 4.8% decrease in the average sales price per unit resulting from a product mix shift toward lower priced towable units.

New vehicle gross profit decreased 4.3%, or $5.0 million, to $109.8 million in the three months ended June 30, 2018 from $114.8 million in the three months ended June 30, 2017. The decrease was primarily due to a 14.2% decrease in average gross profit per unit, partially offset by an 11.5% increase in new vehicle unit sales. New vehicle gross margin decreased to 13.6% in the three months ended June 30, 2018 from 15.1% in the three months ended June 30, 2017.

Six Months Ended June 30, 2018 compared to Six Months Ended June 30, 2017

New vehicle revenue increased 9.7%, or $122.9 million, to $1.4 billion in six months ended June 30, 2018 from $1.3 billion in the six months ended June 30, 2017. The increase was primarily due to a 14.1% increase in new vehicle unit sales, driven primarily by increased sales of travel trailers units and the 27 acquired and greenfield RV dealership locations added over the last eighteen months, partially offset by a 3.9% decrease in the average sales price per unit resulting from a product mix shift toward lower priced towable units.

New vehicle gross profit increased 1.3%, or $2.4 million to $185.5 million in the six months ended June 30, 2018 from $183.0 million in the six months ended June 30, 2017. The increase was primarily due to the 14.1% increase in new vehicle unit sales, partially offset by a 11.2% decrease in average gross profit per unit. New vehicle gross margin decreased to 13.4% in the six months ended June 30, 2018 from 14.5% in the six months ended June 30, 2017.

Used Vehicles

	Three Months Ended						Six Months Ended
	June 30, 2018		June 30, 2017		Favorable/		June 30, 2018		June 30, 2017		Favorable/
($ in thousands,		Percent of		Percent of	(Unfavorable)			Percent of		Percent of	(Unfavorable)
except per vehicle data)	Amount	Revenue	Amount	Revenue	$	%	Amount	Revenue	Amount	Revenue	$	%

Revenue	$210,646	100.0%	$195,615	100.0%	$15,031	7.7%	$382,737	100.0%	$341,434	100.0%	$41,303	12.1%
Gross profit	$48,140	22.9%	$50,689	25.9%	$(2,549)	-5.0%	$85,938	22.5%	$84,606	24.8%	$1,332	1.6%
Vehicle unit sales	9,195		9,073		122	1.3%	17,446		15,589		1,857	11.9%
Average selling price per vehicle	$22,909		$21,560		$1,349	6.3%	$21,938		$21,902		$36	0.2%
Average gross profit per vehicle	$5,235		$5,587		$(351)	-6.3%	$4,926		$5,427		$(501)	-9.2%

Same store sales data:
Same store sales	$181,894		$182,492		$(598)	-0.3%	$333,300		$326,195		$7,105	2.2%
Same store unit sales	8,073		8,438		(365)	-4.3%	14,906		14,822		84	0.6%
Same store average selling price per vehicle	$22,531		$21,627		$904	4.2%	$22,360		$22,007		$353	1.6%

Three Months Ended June 30, 2018 compared to Three Months Ended June 30, 2017

Used vehicle revenue increased 7.7%, or $15.0 million, to $210.6 million in the three months ended June 30, 2018 from $195.6 million in the three months ended June 30, 2017. The increase was primarily due to a 1.3% increase in used vehicle unit sales, driven primarily by the 27 acquired and greenfield RV dealership locations added over the last eighteen months,  and a 6.3% increase in the average price per unit. .

Used vehicle gross profit decreased 5.0%, or $2.5 million, to $48.1 million in the three months ended June 30, 2018 from $50.7 million in the three months ended June 30, 2017. The decrease was primarily from a 6.3% decrease in average gross profit per unit, partially offset by a 1.3% increase in unit volume. Used vehicle gross margin decreased to 22.9% in the three months ended June 30, 2018 from 25.9% in the three months ended June 30, 2017.

Six Months Ended June 30, 2018 compared to Six Months Ended June 30, 2017

Used vehicle revenue increased 12.1%, or $41.3 million, to $382.7 million in the six months ended June 30, 2018 from $341.4 million in the six months ended June 30, 2017. The increase was primarily due to an 11.9% increase in used vehicle unit sales, driven primarily by the 27 acquired and greenfield RV dealership locations added over the last eighteen months, and a 0.2% increase in the average price per unit.

Used vehicle gross profit increased 1.6%, or $1.3 million, to $85.9 million in the six months ended June 30, 2018 from $84.6 million in the six months ended June 30, 2017. The increase was primarily from an 11.9% increase in unit volume, partially offset by a 9.2% decrease in gross profit per unit. Used vehicle gross margin decreased to 22.5% in the six months ended June 30, 2018 from 24.8% in the six months ended June 30, 2017.

Parts, Services and Other

	Three Months Ended						Six Months Ended
	June 30, 2018		June 30, 2017		Favorable/		June 30, 2018		June 30, 2017		Favorable/
		Percent of		Percent of	(Unfavorable)			Percent of		Percent of	(Unfavorable)
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%	Amount	Revenue	Amount	Revenue	$	%

Revenue	$250,203	100.0%	$174,196	100.0%	$76,007	43.6%	$414,511	100.0%	$290,419	100.0%	$124,092	42.7%

Gross profit	102,223	40.9%	79,245	45.5%	22,978	29.0%	170,643	41.2%	133,873	46.1%	36,770	27.5%

Three Months Ended June 30, 2018 compared to Three Months Ended June 30, 2017

Parts, services and other revenue increased 43.6%, or $76.0 million, to $250.2 million in the three months ended June 30, 2018 from $174.2 million in the three months ended June 30, 2017. The increase was primarily attributable to increased revenue from the 27 acquired and greenfield RV dealership locations opened over the last eighteen months and the outdoor and active sports businesses acquired over the last twelve months. Revenue related to the outdoor and active sports businesses was $79.5 million in the three months ended June 30, 2018 compared to $8.4 million in the three months ended June 30, 2017. Parts, service and other same store sales increased 1.7% for the three months ended June 30, 2018 versus the comparable period in 2017.

Parts, services and other gross profit increased 29.0%, or $23.0 million, to $102.2 million in the three months ended June 30, 2018 from $79.2 million in the three months ended June 30, 2017. The increase was primarily due to increased revenue. Parts, services and other gross margin decreased to 40.9% in the three months ended June 30, 2018 from 45.5% in the three months ended June 30, 2017 primarily from the addition of the outdoor retail businesses acquired over the last twelve months.

Six Months Ended June 30, 2018 compared to Six Months Ended June 30, 2017

Parts, services and other revenue increased 42.7%, or $124.1 million, to $414.5 million in the six months ended June 30, 2018 from $290.4 million in the six months ended June 30, 2017. The increase was primarily attributable to increased revenue from the 27 acquired and greenfield RV dealership locations added over the last eighteen months and the outdoor and active sports businesses acquired over the past twelve months. Revenue related to the outdoor and active sports businesses was $118.7 million in the six months ended June 30, 2018 compared to $8.4 million in the six months ended June 30, 2017. Parts, service and other same store sales increased 1.4% for the six months ended June 30, 2018 versus the comparable period in 2017.

Parts, services and other gross profit increased 27.5%, or $36.8 million, to $170.6 million in the six months ended June 30, 2018 from $133.9 million in the six months ended June 30, 2017. The increase was primarily due to increased revenue. Parts, services and other gross margin decreased to 41.2% in the six months ended June 30, 2018 from 46.1% in the six months ended June 30, 2017 primarily due to the addition of the outdoor retail businesses acquired over the last twelve months.

Finance and Insurance, net

	Three Months Ended						Six Months Ended
	June 30, 2018		June 30, 2017		Favorable/		June 30, 2018		June 30, 2017		Favorable/
		Percent of		Percent of	(Unfavorable)			Percent of		Percent of	(Unfavorable)
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%	Amount	Revenue	Amount	Revenue	$	%

Revenue	$124,060	100.0%	$100,306	100.0%	$23,754	23.7%	$215,909	100.0%	$166,349	100.0%	$49,560	29.8%

Gross profit	124,060	100.0%	100,306	100.0%	23,754	23.7%	215,909	100.0%	166,349	100.0%	49,560	29.8%

Three Months Ended June 30, 2018 compared to Three Months Ended June 30, 2017

Finance and insurance, net revenue and gross profit each increased 23.7%, or $23.8 million, $124.1 million in the three months ended June 30, 2018 from $100.3 million in the three months ended June 30, 2017. The increase was primarily due to an increase in the number of vehicle finance contracts from higher vehicle unit sales and an increase in our finance and insurance sales penetration rates. Finance and insurance, net same store sales increased 11.9% in the three months ended June 30, 2018  versus the comparable period in 2017 and revenue as a percentage of total new and used vehicle revenue increased to 12.2% in the three months ended June 30, 2018 from 10.5% in the three months ended June 30, 2017.

Six Months Ended June 30, 2018 compared to Six Months Ended June 30, 2017

Finance and insurance, net revenue and gross profit each increased 29.8%, or $49.6 million, to $215.9 million in the six months ended June 30, 2018 from $166.3 million in the six months ended June 30, 2017. The increase was primarily due to an increase in the number of vehicle finance contracts from higher vehicle unit sales and an increase in our finance and insurance sales penetration rates. Finance and insurance, net same store sales increased 16.0% in the  six months ended June 30, 2018 versus the comparable period in 2017 and revenue as a percentage of total new and used vehicle revenue increased to 12.2% for the six months ended June 30, 2018 from 10.4% in the six  months ended June 30, 2017.

Selling, general and administrative expenses

Three Months Ended June 30, 2018 compared to Three Months Ended June 30, 2017

Selling, general and administrative increased 24.4%. or $55.9 million, to $284.3 million in the three months ended June 30, 2018 from $228.4 million in the three months ended June 30, 2017. The increase was primarily due to increases of $24.6 million of variable wage-related expenses, primarily attributable to the acquired and greenfield RV dealership locations opened over the last eighteen months, the acquired businesses, and increased vehicle unit sales; $11.7 million of additional real and personal property expense; $8.4 million of additional variable selling expense; $7.3 million of store and corporate overhead expenses; and $3.9 million of additional variable occupancy expense. Included in these variances is $15.4 million of pre-opening costs associated with the Gander Outdoors store openings. Selling, general and administrative expenses as a percentage of total gross profit increased to 68.3% in the three months ended June 30, 2018, from 61.3% in the three months ended June 30, 2017.

Six Months Ended June 30, 2018 compared to Six Months Ended June 30, 2017

Selling, general and administrative expenses increased 31.1%, or $125.5 million, to $529.4 million in the six months ended June 30, 2018 from $403.9 million in the six months ended June 30, 2017. The increase was primarily due to increases of $62.5 million of variable wage-related expenses, primarily attributable to the acquired and greenfield RV dealership locations opened over the last eighteen months, the acquired businesses, and increased vehicle unit sales; $21.5 million of additional real and personal property expense; $17.0 million of store and corporate overhead expenses; $16.7 million of additional variable selling expense; and $7.8 million of additional variable occupancy expense. Included in these variances is $35.0 million of pre-opening costs associated with the Gander Outdoors store openings. Selling, general and administrative expenses as a percentage of total gross profit increased to 73.4% in the six months ended June 30, 2018, from 64.7% in the six months ended June 30, 2017.

Depreciation and amortization

Three Months Ended June 30, 2018 compared to Three Months Ended June 30, 2017

Depreciation and amortization increased 53.3%, or $4.0 million, to $11.6 million in the three months ended June 30, 2018 from $7.6 million in the three months ended June 30, 2017 primarily due to the addition of the acquired businesses.

Six Months Ended June 30, 2018 compared to Six Months Ended June 30, 2017

Depreciation and amortization increased 45.7%, or $6.6 million, to $21.0 million in the six months ended June 30, 2018 from $14.4 million in the six months ended June 30, 2017 primarily due to the addition of the acquired businesses.

Debt restructure expense

Debt restructure expense was $0.4 million in the six months ended June 30, 2018and was related to the Third Amendment to the Credit Agreement entered into in March 2018.

Floor plan interest expense

Three Months Ended June 30, 2018 compared to Three Months Ended June 30, 2017

Floor plan interest expense increased 54.9%, or $3.6 million, to $10.2 million in the three months ended June 30, 2018 from $6.6 million in the three months ended June 30, 2017. The increase was primarily due to higher average floor plan borrowings primarily from an higher average inventory levels from the 27 acquired and greenfield RV dealership locations added over the last eighteen months and a 106 basis point increase in the average floor plan borrowing rate.

Six Months Ended June 30, 2018 compared to Six Months Ended June 30, 2017

Floor plan interest expense increased 76.2%, or $9.1 million, to $20.9 million in the six months ended June 30, 2018 from $11.9 million in the six months ended June 30, 2017. The increase was primarily due to higher average floor plan borrowings from higher average inventory levels from the 27 acquired and greenfield RV dealership locations added over the last eighteen months and a 101 basis point increase in the average floor plan borrowing rate.

Other interest expense, net

Three Months Ended June 30, 2018 compared to Three Months Ended June 30, 2017

Other interest expense increased 52.6%, or $5.5 million, to $16.1 million in the three months ended June 30, 2018 from $10.6 million in the three months ended June 30, 2017. The increase was primarily due to increased average debt outstanding primarily to finance the acquisition of RV dealerships, and outdoor and active sports businesses, and Gander Outdoor store openings, partially offset by a 9 basis point decrease in the average interest rate.

Six Months Ended June 30, 2018 compared to Six Months Ended June 30, 2017

Other interest expense increased 45.0%, or $9.0 million, to $28.9 million in the six months ended June 30, 2018 from $20.0 million in the six months ended June 30, 2017. The increase was primarily due to increased average debt outstanding partially offset by an 8 basis point decrease in the average interest rate.

Segment results

The following table sets forth a reconciliation of total segment income to consolidated income from operations before income taxes for each of our segments for the period presented:

	Three Months Ended						Six Months Ended
	June 30, 2018		June 30, 2017		Favorable/		June 30, 2018		June 30, 2017		Favorable/
		Percent of		Percent of	(Unfavorable)			Percent of		Percent of	(Unfavorable)
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%	Amount	Revenue	Amount	Revenue	$	%
Revenue:(1)
Consumer Services and Plans	$52,748	3.6%	$48,103	3.8%	$4,645	9.7%	$106,556	4.3%	$98,349	4.6%	$8,207	8.3%
Retail	1,392,428	96.4%	1,230,923	96.2%	161,505	13.1%	2,400,186	95.7%	2,062,312	95.4%	337,874	16.4%
Total consolidated revenue	1,445,176	100.0%	1,279,026	100.0%	166,150	13.0%	2,506,742	100.0%	2,160,661	100.0%	346,081	16.0%
Segment income:(2)
Consumer Services and Plans	27,590	1.9%	23,959	1.9%	3,631	15.2%	55,714	2.2%	50,212	2.3%	5,502	11.0%
Retail	95,498	6.6%	117,042	9.2%	(21,544)	-18.4%	117,692	4.7%	163,185	7.6%	(45,493)	-27.9%
Total segment income	123,088	8.5%	141,001	11.0%	(17,913)	-12.7%	173,406	6.9%	213,397	9.9%	(39,991)	-18.7%
Corporate & other	(1,480)	-0.1%	(3,483)	-0.3%	2,003	57.5%	(2,964)	-0.1%	(4,424)	-0.2%	1,460	33.0%
Depreciation and amortization	(11,628)	-0.8%	(7,584)	-0.6%	(4,044)	-53.3%	(21,028)	-0.8%	(14,437)	-0.7%	(6,591)	-45.7%
Tax Receivable Agreement liability adjustment	—	0.0%	—	0.0%	—	0.0%	—	0.0%	17	0.0%	(17)	-100.0%
Other interest expense, net	(16,107)	-1.1%	(10,557)	-0.8%	(5,550)	-52.6%	(28,946)	-1.2%	(19,961)	-0.9%	(8,985)	-45.0%
Loss and expense on debt restructure	44	0.0%	—	0.0%	44	100.0%	(2,056)	-0.1%	—	0.0%	(2,056)	-100.0%
Income from operations before income taxes	$93,917	6.5%	$119,377	9.3%	$(25,460)	-21.3%	$118,412	4.7%	$174,592	8.1%	$(56,180)	-32.2%

(1)

Represents revenue net of intersegment revenue of $15.1 million and $10.8 million for the three months ended June 30, 2018 and 2017, respectively, and $26.1 million and $19.2 million for the six months ended June 30, 2018 and 2017, respectively.

(2)	Segment income represents income for each of our reportable segments and is defined as income from operations before depreciation and amortization, plus floor plan interest expense.

Total segment income

Three Months Ended June 30, 2018 compared to Three Months Ended June 30, 2017

Total segment income decreased 12.7%, or $17.9 million, to $123.1 million in the three months ended June 30, 2018, from $141.0 million in the three months ended June 30, 2017. The decrease was driven by an 18.4% decrease in the Retail segment to $95.5 million from $117.0 million, partially offset by a 15.2% increase in the Consumer Services and Plans segment to $27.6 million in the three months ended June 30, 2018 compared to $24.0 million in the three months ended June 30, 2017. Total segment income margin decreased 251 basis points to 8.5%.

Six Months Ended June 30, 2018 compared to Six Months Ended June 30, 2017

Total segment income decreased 18.7%, or $40.0 million, to $173.4 million in the six months ended June 30, 2018, from $213.4 million in the six months ended June 30, 2017. The decrease was driven by a 27.9% decrease in Retail segment income to $117.7 million, from $163.2 million in the six months ended June 30, 2017, partially offset by an 11.0% increase in Consumer Services and Plans segment income to $55.7 million in the six months ended June 30, 2018 from $50.2 million in the six months ended June 30, 2017. Total segment income margin decreased 296 basis points to 6.9%.

Consumer Services and Plans segment revenue

Three Months Ended June 30, 2018 compared to Three Months Ended June 30, 2017

Consumer Services and Plans segment revenue increased 9.7%, or $4.6 million, to $52.7 million in the three months ended June 30, 2018, from $48.1 million in the three months ended June 30, 2017. The increase was primarily attributable to $1.8 million from additional Good Sam Club memberships, $1.4 million from the additional contracts in force from our roadside assistance programs, $0.8 million from additional policies in force for our vehicle insurance products, $0.4 million from increased policies in force in the Good Sam TravelAssist programs, and $0.2 million from various other ancillary products, services and protection plans.

Six Months Ended June 30, 2018 compared to Six Months Ended June 30, 2017

Consumer Services and Plans segment revenue was increased 8.3%, or $8.2 million, to $106.6 million in the six months ended June 30, 2018, from $98.3 million in the six months ended June 30, 2017. The increase was primarily attributable to $2.5 million from additional Good Sam Club memberships, $2.3 million from the additional contracts in force from our roadside assistance programs, $1.2 million from additional policies in force for our vehicle insurance products, $0.9 million from increased policies in force in the Good Sam TravelAssist programs, $0.8 million primarily from seven additional consumer shows, and $0.5 million from various other ancillary products, services and protection plans.

Retail segment revenue

Three Months Ended June 30, 2018 compared to Three Months Ended June 30, 2017

Retail segment revenue increased 13.1%, or $161.5 million, to $1.4 billion in the three months ended June 30, 2018 from $1.2 billion in the three months ended June 30, 2017. The increase was primarily driven by a 6.1% increase in new vehicle revenue, a 7.7% increase in used vehicle revenue, a 43.6% increase in parts, services and other revenue, and a 23.7% increase in finance and insurance revenue.

Six Months Ended June 30, 2018 compared to Six Months Ended June 30, 2017

Retail segment revenue increased 16.4%, or $337.9 million, to $2.4 billion in the six months ended June 30, 2018 from $2.1 billion in the six months ended June 30, 2017. The increase was primarily driven by a 9.7% increase in new vehicle revenue, a 12.1% increase in used vehicle revenue, a 42.7% increase in parts, services and other revenue and a 29.8% increase in finance and insurance revenue.

Same store sales

Three Months Ended June 30, 2018 compared to Three Months Ended June 30, 2017

Same store sales were $1.1 billion in the three months ended June 30, 2018, a decrease of $6.1 million, or 0.5%, as compared to $1.1.billion in the three months ended June 30, 2017. The decrease was primarily due to reduced same store new vehicle revenue, partially offset by increased penetration of finance and insurance products.

Six Months Ended June 30, 2018 compared to Six Months Ended June 30, 2017

Same store sales were $1.9 billion in the six months ended June 30, 2018, an increase of $25.1 million, or 1.3%, as compared to $1.9 billion in the six months ended June 30, 2017. The increase was primarily due to increased penetration of finance and insurance products.

Consumer Services and Plans segment income

Three Months Ended June 30, 2018 compared to Three Months Ended June 30, 2017

Consumer Services and Plans segment income increased 15.2%, or $3.6 million, to $27.6 million in the three months ended June 30, 2018, from $24.0 million in the three months ended June 30, 2017. The increase was primarily attributable to $2.9 million from additional contracts in force from our roadside assistance programs, vehicle insurance and Good Sam Travel/Assist programs, $1.1 million from increased membership in the Good Sam Club and reduced marketing costs and $0.3 million from various other ancillary products, partially offset by a $0.7 million increase in selling, general and administrative expenses. Consumer Services and Plans segment income margin increased 250 basis points to 52.3% in the three months ended June 30, 2018 from 49.8% in the three months ended June 30, 2017.

Six Months Ended June 30, 2018 compared to Six Months Ended June 30, 2017

Consumer Services and Plans segment income increased 11.0%, or $5.5 million, to $55.7 million in the six months ended June 30, 2018, from $50.2 million in the six months ended June 30, 2017. The increase was primarily attributable to $4.4 million from increased policies in force from the roadside assistance programs, vehicle insurance, and Good Sam TravelAssist programs, an increase of $1.8 million from increased Good Sam Club memberships, an increase of $0.6 million from the additional consumer shows, and an increase of $0.3 million from other ancillary products, partially offset by a $0.9 million increase in selling, general and administrative expenses, and a $0.7 million decrease from the extended warranty products. Consumer Services and Plans segment income margin increased 123 basis points to 52.3% in the six months ended June 30, 2018 from 51.1% in the six months ended June 30, 2017.

Retail segment income

Three Months Ended June 30, 2018 compared to Three Months Ended June 30, 2017

Retail segment income decreased 18.4%, or $21.5 million, to $95.5 million in the three months ended June 30, 2018 from $117.0 million in the three months ended June 30, 2017. The decrease was primarily related to lower gross margins and higher operating costs, including $15.4 million of Gander Outdoors pre-opening costs, from the ramp-up of the outdoor and active sports businesses and additional floor plan interest. Retail segment income margin decreased 265 basis points to 6.9% from 9.5% in the comparable prior year period primarily due the ramp-up of the acquired businesses.

Six Months Ended June 30, 2018 compared to Six Months Ended June 30, 2017

Retail segment income decreased 27.9%, or $45.5 million, to $117.7 million in the six months ended June 30, 2018 from $163.2 million in the six months ended June 30, 2017. The decrease was primarily related to the lower gross margins and higher operating costs, including  $35.0 million of Gander Outdoors pre-opening costs, from the ramp-up of the outdoor and active sports businesses and additional floor plan interest. Retail segment income margin decreased 301 basis points to 4.9% from 7.9% for the comparable prior year period primarily due the ramp-up of the acquired businesses.

Corporate and other expenses

Three Months Ended June 30, 2018 compared to Three Months Ended June 30, 2017

Corporate and other expenses decreased 57.5%, or $2.0 million, to $1.5 million in the three months ended June 30, 2018 from $3.5 million in the three months ended June 30, 2017 primarily from reduced professional fees.

Six Months Ended June 30, 2018 compared to Six Months Ended June 30, 2017

Corporate and other expenses decreased 33.0%. or $1.5 million, to $3.0 million in the six months ended June 30, 2018 from $4.4 million in the six months ended June 30, 2017 primarily from reduced professional fees.

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

CWGS, LLC intends to make a regular quarterly cash distribution to its common unit holders, including us, of approximately $0.08 per common unit and we intend to use all of the proceeds from such distribution on our common units to pay a regular quarterly cash dividend of approximately $0.08 per share on our Class A common stock, subject to our discretion as the sole managing member of CWGS, LLC and the discretion of our board of directors. During the six months ended June 30, 2018, we paid two regular quarterly cash dividends of $0.08 per share of our Class A common stock. CWGS, LLC is required to make cash distributions in accordance with the CWGS LLC Agreement in an amount sufficient for us to pay any expenses incurred by us in connection with the regular quarterly cash dividend, along with any of our other operating expenses and other obligations. In addition, we currently intend to pay a special cash dividend of all or a portion of the Excess Tax Distribution (as defined under “Dividend Policy” included in Part II, Item 5 of our Annual Report) to the holders of our Class A common stock from time to time subject to the discretion of our board of directors as described under “Dividend Policy.” During the six months ended June 30, 2018, we paid two special cash dividends of $0.0732 per share of our Class A common stock.

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

As of June 30, 2018 and December 31, 2017, we had working capital of $593.2 million and $478.7 million, respectively, including $212.4 million and $224.2 million, respectively, of cash and cash equivalents. Our working capital reflects the cash provided by deferred revenue and gains reported under current liabilities of $82.4 million and $77.7 million as of June 30, 2018 and December 31, 2017, respectively, which reduces working capital. Deferred revenue primarily consists of cash collected for club memberships in advance of services to be provided, which is deferred and recognized as revenue over the life of the membership. We use net proceeds from this deferred membership revenue to lower our long-term borrowings and finance our working capital needs.

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

Cash Flow

The following table shows summary cash flows information for the six months ended June 30, 2018 and 2017:

	Six Months Ended
	June 30,
(In thousands)	2018	2017
Net cash provided by operating activities	$105,995	$88,204
Net cash used in investing activities	(241,477)	(277,583)
Net cash provided by financing activities	123,761	327,344
Net (decrease) increase in cash and cash equivalents	$(11,721)	$137,965

Operating activities.  Our cash flows from operating activities are primarily collections from contracts in transit and customers following the sale of new and used vehicles, as well as from the sale of retail parts, services and consumer services and plans. Contracts in transit represent amounts due from third-party lenders from whom pre-arranged agreements have been determined, and to whom the retail installment sales contracts have been assigned. Our primary uses of cash from operating activities, which includes the $35.0 million of Gander Outdoors pre-opening costs in the first six months of 2018, are repayments of vehicle floor plan payables, payments to retail product suppliers, personnel-related expenditures, payments related to leased property, advertising, and various consumer services program costs.

Net cash provided by operating activities was $106.0 million in the six months ended June 30, 2018, an increase of $17.8 million from $88.2 million net cash provided by operating activities in the six months ended June 30, 2017. The increase was primarily due to $74.3 million from decreases in inventory balances, and a $31.6 million increase in accounts payable and accrued liabilities, partially offset by a $55.6 million decrease in net income, a $19.2 million increase in receivables, and $13.3 million of other net unfavorable changes

Investing activities.  Our investment in business activities primarily consists of expanding our operations through organic growth and the acquisition of retail locations. Substantially all of our new retail locations and capital expenditures have been financed using cash provided by operating activities and borrowings under our Senior Secured Credit Facilities.

The table below summarizes our capital expenditures for the six months ended June 30, 2018 and 2017:

	Six Months Ended
	June 30,
(In thousands)	2018	2017
IT hardware and software	$6,100	$2,455
Greenfield and acquired retail locations	62,853	6,917
Existing retail locations	9,639	10,085
Corporate and other	1,966	1,335
Total capital expenditures	$80,558	$20,792

Our capital expenditures consist primarily of investing in acquired and greenfield outdoor and RV dealership retail locations, existing retail locations,  information technology, hardware, and software. There were no material commitments for capital expenditures as of June 30, 2018.

Net cash used in investing activities was $241.5 million for the six months ended June 30, 2018. The $241.5 million of cash used in investing activities was composed of  $80.6 million of capital expenditures primarily for the buildout of the Gander Outdoors locations, $80.2 million for the acquisition of eight RV dealership locations, four Erehwon locations and seven Rock Creek locations (see Note 11 — Acquisitions to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q), and $81.3 million for the purchase of real property, partially offset by proceeds of $0.6 million from the sale of property and equipment.

Net cash used in investing activities was $277.6 million for the six months ended June 30, 2017. The $277.6 million of cash used in investing activities included $252.1 million for the acquisition of sixteen RV dealership locations and two consumer shows (see Note 11 – Acquisitions to our unaudited consolidated financial statements include in Part 1, Item 1 of this form 10-Q), in addition to $20.8 million of capital expenditures and $11.1 million for the purchase of real property, partially offset by proceeds of $6.0 million from the purchase of real property and $0.4 million from the sale of property and equipment.

Financing activities.  Our financing activities primarily consist of proceeds from the issuance of debt and the repayment of principal and debt issuance costs.

Our net cash provided by financing activities was $123.7 million for the six months ended June 30, 2018. The $123.7 million of cash provided by financing activities was primarily due to $319.9 million of net proceeds from long-term debt, and $24.4 million of proceeds from our Revolving Credit Facility, partially offset by $76.7 million of payment on long-term debt, $68.0 million of borrowings under the Floor Plan Facility, $61.5 million of non-controlling interest member distributions, $11.3 million of dividends paid on Class A common stock, and other financing uses of $3.1 million during the six months ended June 30, 2018.

Our net cash provided by financing activities was $327.3 million for the six months ended June 30, 2017. The $327.3 million of cash provided by financing activities was primarily due to $192.3 million of borrowings under the Floor Plan Facility, $122.5 million of proceeds we received from the 2017 Public Offering, and $93.6 million of net proceeds from long-term debt, partially offset by $69.3 million of non-controlling interest member distributions, $7.3 million of dividends paid on Class A common stock, $3.7 million of principal payments under the Term Loan Facility, and other financing uses of $0.8 million during the six months ended June 30, 2017.

Description of Senior Secured Credit Facilities and Floor Plan Facility

As of June 30, 2018 and December 31, 2017, we had outstanding debt in the form of our credit agreement (as amended from time to time, the “Credit Agreement”) that included a $1,181.1 million and $937.1 million term loan (the ‘‘Term Loan Facility’’), respectively, and $35.0 million of commitments for revolving loans (the ‘‘Revolving Credit Facility’’ and, together with the Term Loan Facility, the ‘‘Senior Secured Credit Facilities’’) and our floor plan financing facility with $1.165 billion in maximum borrowing availability and a letter of credit commitment of $15.0 million (the ‘‘Floor Plan Facility’’). We may from time to time seek to refinance, retire or exchange our outstanding debt. Such refinancings, repayments or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. In the past, we have used interest rate swap derivatives to diversify our debt portfolio between fixed and variable rate instruments. For additional information regarding our interest rate risk and interest rate hedging instruments, see “Quantitative and Qualitative Disclosures About Market Risk” in Part I, Item 3 of this Form 10-Q.

Senior Secured Credit Facilities

The following table details the outstanding amounts and available borrowings under our Senior Secured Credit Facilities as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30,	December 31,
	2018	2017
Senior Secured Credit Facilities:
Term Loan Facility:
Principal amount of borrowings	$1,195,000	$945,000
Less: cumulative principal payments	(13,912)	(7,916)
Less: unamortized original issue discount	(5,898)	(6,029)
Less: finance costs	(14,752)	(14,153)
	1,160,438	916,902
Less: current portion	(11,991)	(9,465)
Long-term debt, net of current portion	$1,148,447	$907,437
Revolving Credit Facility:
Total commitment	$35,000	$35,000
Less: outstanding letters of credit	(2,839)	(3,237)
Additional borrowing capacity	$32,161	$31,763

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

Floor Plan Facility

The following table details the outstanding amounts and available borrowings under our Floor Plan Facility as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30,	December 31,
	2018	2017
Floor Plan Facility:
Notes payable — floor plan:
Total commitment	$1,415,000	$1,415,000
Less: borrowings, net	(854,588)	(974,043)
Less: flooring line aggregate interest reduction account	(87,342)	(106,055)
Additional borrowing capacity	473,070	334,902
Less: accounts payable for sold inventory	(82,717)	(31,311)
Less: purchase commitments	(21,655)	(77,144)
Unencumbered borrowing capacity	$368,698	$226,447

Revolving line of credit	$35,000	$35,000
Less borrowings	(24,403)	—
Additional borrowing capacity	$10,597	$35,000

Letters of credit:
Total commitment	$15,000	$15,000
Less: outstanding letters of credit	(9,369)	(9,369)
Additional letters of credit capacity	$5,631	$5,631

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

Deferred Revenue and Gains

Deferred revenue and gains consist of our sales for products not yet recognized as revenue at the end of a given period and deferred gains on sale-leaseback and derecognition of right to use asset transactions. Our deferred revenue and deferred gains as of June 30, 2018 were $139.6 million and $10.9 million, respectively. Deferred revenue is expected to be recognized as revenue and deferred gains are expected to be recognized ratably over the lease terms as an offset to rent expense.

Off-Balance Sheet Arrangements

As of June 30, 2018, we did not have any off-balance sheet arrangements, except for operating leases entered into in the normal course of business.

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

Interest Rate Risk

Our operating results are subject to risk from interest rate fluctuations on our Senior Secured Credit Facilities and our Floor Plan Facility, which carries variable interest rates. Interest rate risk is the exposure to loss resulting from changes in the level of interest rates and the spread between different interest rates. Advances under our Senior Secured Credit Facilities, which include the Term Loan Facility and the Revolving Credit Facility, is tied to a borrowing base and bear interest at variable rates. Additionally, under our Floor Plan Facilities we have the ability to draw on revolving floor plan arrangements, which bear interest at variable rates. Because our Senior Secured Credit Facilities and Floor Plan Facility bear interest at variable rates, we are exposed to market risks relating to changes in interest rates. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. As of June 30, 2018, we had no outstanding borrowings under our Revolving Credit Facility aside from letters of credit in the aggregate amount of $2.8 million outstanding under the Revolving Credit Facility, $1,160.4 million of variable rate debt outstanding under our Term Loan Facility, net of $5.9 million of unamortized original issue discount and $14.8 million of finance costs, and $937.3 million in outstanding borrowings under our Floor Plan Facility. Based on June 30, 2018 debt levels, an increase or decrease of 1% in the effective interest rate would cause an increase or decrease in interest expense under our term Loan Facility of $12.0 million and $12.0 million, respectively, over the next 12 months and an increase or decrease of 1% in the effective rate would cause an increase or decrease in interest expense under our Floor Plan Facility of approximately $8.5 million over the next 12 months. We do not use derivative financial instruments for speculative or trading purposes, but this does not preclude our adoption of specific hedging strategies in the future.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2018. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2018 as a result of the material weaknesses described in our Annual Report on Form 10-K and below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the preparation of our consolidated financial statements for the year ended December 31, 2017, we identified errors in certain of our prior period consolidated financial statements that caused us to restate and amend the Company’s previously issued condensed consolidated financial statements and related financial information for the interim periods of 2017 and the year ended December 31, 2016. Further, in connection with the preparation of our condensed consolidated financial statements for the quarter ended June 30, 2018, we identified and corrected certain errors in the allocation of income tax-related balances between the Continuing Equity Owners and the Company which impacted the recorded amounts of current and deferred income taxes of the Company. While these amounts were immaterial to the condensed consolidated financial statements for all the applicable periods, they are further indicators of the existence of a material weakness in our income tax processes and controls.

As a result, the following material weaknesses have been identified, i) our management review control process to ensure the completeness and accuracy of the determination of our income tax liabilities and related deferred income tax balances, including the realization of deferred tax assets, were not designed or operating effectively, ii) certain accounting policies and procedures related to corporate accounting functions within FreedomRoads, which operates our RV dealerships, were not sufficiently documented and/or executed to be considered effective in providing reasonable assurance that accounting transactions are consistently recorded in accordance with generally accepted accounting principles and communication to those executing transactions and performing corporate review functions at FreedomRoads was not sufficiently performed to ensure internal control responsibilities were properly reinforced, and iii) certain of our transaction level and management review controls over the valuation of trade-in unit inventory were not effective.

Management’s Remediation Efforts

We have re-evaluated our remediation plan and efforts to date and have identified the steps to be taken, some of which we have begun to implement, as further described below, in order to remediate the material weaknesses described in this Item 4 and to enhance our overall control environment and control activities. Although we intend to complete the remediation process as promptly as possible, we cannot at this time estimate how long it will take to remediate these material weaknesses, and our remediation plan may not prove to be successful. We will not consider the material weaknesses remediated until our enhanced controls are operational for a sufficient period of time and tested, enabling management to conclude that the enhanced controls are operating effectively.

Our remediation plan includes, but is not limited to, the following measures:

•

Improving the design of our existing income tax controls to include additional review of the analysis to determine the amount of our income tax liabilities and related deferred income tax balances, and the ability to realize deferred tax assets. Implementing changes to the computation processes to adopt more streamlined and systematic steps for the determination of the allocation of basis between the Continuing Equity Owners and the Company. The management review of the analysis will employ specialized resources over the basis allocations and the related computations surrounding our income tax liabilities and related deferred income tax balances. Further the reviewer will verify that the analysis identifies the positive evidence being relied upon is allowed to be considered under the authoritative accounting guidance contained within ASC 740 related to the recognition and measurement of deferred tax assets. To improve the effectiveness of the tax controls, the reviewer will also perform additional review procedures when a tax-planning strategy is involved in the determination of the amount of valuation allowance, if any, applied against deferred tax assets;

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

Changes in Internal Control over Financial Reporting

We are taking actions to remediate the material weaknesses relating to our internal controls over financial reporting, as described above. Except as discussed above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that occurred during the six months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.  Legal Proceedings

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

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

Camping World Holdings, Inc.

Date: August 9, 2018	By:	/s/ Thomas F. Wolfe
Thomas F. Wolfe
Chief Financial Officer and Secretary

(Authorized Officer and Principal Financial Officer)