Form 10-Q
period 2018-09-30
Camping World Holdings, Inc.
filed 2018-11-07
CIK 1669779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington,  D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 5, 2018, the registrant had 37,080,756 shares of Class A common stock, 50,706,629 shares of Class B common stock and one share of Class C common stock outstanding.

Camping World Holdings, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended September 30, 2018

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

Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We believe that these important factors include, but are not limited to, the following:

•	the availability of financing to us and our customers;
•	fuel shortages, or high prices for fuel;
•	the well-being, as well as the continued popularity and reputation for quality, of our manufacturers;
•	general economic conditions in our markets, and ongoing economic and financial uncertainties;
•	our ability to attract and retain customers;
•	competition in the market for services, protection plans, products and resources targeting the RV lifestyle or RV enthusiast;
•	our expansion into new, unfamiliar markets, businesses, or product lines or categories, as well as delays in opening or acquiring new retail locations;
•	unforeseen expenses, difficulties, and delays frequently encountered in connection with expansion through acquisitions;
•	our failure to maintain the strength and value of our brands;
•	our ability to successfully order and manage our inventory to reflect consumer demand in a volatile market and anticipate changing consumer preferences and buying trends;
•	fluctuations in our same store sales and whether they will be a meaningful indicator of future performance;

•	the cyclical and seasonal nature of our business;
•	our ability to operate and expand our business and to respond to changing business and economic conditions, which depends on the availability of adequate capital;
•	the restrictive covenants imposed by our Senior Secured Credit Facilities and Floor Plan Facility;
•	our reliance on seven fulfillment and distribution centers for our retail, e-commerce and catalog businesses;
•	our pending securities class action lawsuits;
•	natural disasters, whether or not caused by climate change, unusual weather condition, epidemic outbreaks, terrorist acts and political events;
•	our dependence on our relationships with third party providers of services, protection plans, products and resources and a disruption of these relationships or of these providers’ operations;
•	whether third party lending institutions and insurance companies will continue to provide financing for RV purchases;
•	our inability to retain senior executives and attract and retain other qualified employees;
•	our ability to meet our labor needs;
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

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(In Thousands Except Share and Per Share Amounts)

	September 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$125,366	$224,163
Contracts in transit	86,733	46,227
Accounts receivable, net	100,071	79,881
Inventories	1,495,041	1,415,915
Prepaid expenses and other assets	36,637	32,721
Total current assets	1,843,848	1,798,907
Property and equipment, net	391,579	198,022
Deferred tax assets, net	145,751	155,551
Intangible assets, net	36,410	38,707
Goodwill	389,087	348,387
Other assets	20,423	21,903
Total assets	$2,827,098	$2,561,477
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$224,965	$125,616
Accrued liabilities	143,792	101,929
Deferred revenues and gains	92,391	77,669
Current portion of capital lease obligations	207	844
Current portion of Tax Receivable Agreement liability	10,404	8,093
Current portion of long-term debt	11,991	9,465
Notes payable – floor plan, net	734,038	974,043
Other current liabilities	31,520	22,510
Total current liabilities	1,249,308	1,320,169
Capital lease obligations, net of current portion	—	23
Right to use liability	10,074	10,193
Tax Receivable Agreement liability, net of current portion	123,285	129,596
Revolving line of credit	24,403	—
Long-term debt, net of current portion	1,149,398	907,437
Deferred revenues and gains	69,223	64,061
Other long-term liabilities	62,855	39,161
Total liabilities	2,688,546	2,470,640
Commitments and contingencies
Stockholders' equity:
Preferred stock, par value $0.01 per share – 20,000,000 shares authorized; none issued and outstanding as of September 30, 2018 and December 31, 2017	—	—
Class A common stock, par value $0.01 per share – 250,000,000 shares authorized; 37,069,230 issued and 37,056,971 outstanding as of September 30, 2018 and 36,758,233 issued and 36,749,072 outstanding as of December 31, 2017	371	367
Class B common stock, par value $0.0001 per share – 75,000,000 shares authorized; 69,066,445 issued; and 50,706,629 outstanding as of September 30, 2018 and 50,836,629 outstanding as of December 31, 2017	5	5
Class C common stock, par value $0.0001 per share – one share authorized, issued and outstanding as of September 30, 2018 and December 31, 2017	—	—
Additional paid-in capital	50,170	49,941
Retained earnings	35,730	6,192
Total stockholders' equity attributable to Camping World Holdings, Inc.	86,276	56,505
Non-controlling interests	52,276	34,332
Total stockholders' equity	138,552	90,837
Total liabilities and stockholders' equity	$2,827,098	$2,561,477

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(In Thousands Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenue:
Consumer services and plans	$52,044	$46,169	$158,600	$144,518
New vehicles	697,317	713,362	2,084,346	1,977,472
Used vehicles	197,757	187,463	580,494	528,897
Dealership parts, services and other	71,607	66,847	210,024	185,586
Finance and insurance, net	109,459	100,858	325,368	267,207
Retail	184,543	120,903	460,637	292,583
Total revenue	1,312,727	1,235,602	3,819,469	3,396,263
Costs applicable to revenue (exclusive of depreciation and amortization shown separately below):
Consumer services and plans	21,499	20,085	65,056	61,792
New vehicles	609,244	611,361	1,810,822	1,692,432
Used vehicles	152,562	140,111	449,361	396,939
Dealership parts, services and other	36,504	34,923	104,372	96,237
Retail	116,664	73,907	292,664	169,139
Total costs applicable to revenue	936,473	880,387	2,722,275	2,416,539

Operating expenses:
Selling, general, and administrative	278,329	236,174	807,738	640,108
Debt restructure expense	—	—	380	—
Depreciation and amortization	13,179	8,382	34,207	22,819
Loss (gain) on sale of assets	843	(5)	987	(292)
Total operating expenses	292,351	244,551	843,312	662,635
Income from operations	83,903	110,664	253,882	317,089
Other income (expense):
Floor plan interest expense	(7,815)	(7,414)	(28,760)	(19,303)
Other interest expense, net	(16,794)	(11,012)	(45,740)	(30,973)
Loss on debt restructure	—	—	(1,676)	—
Tax Receivable Agreement liability adjustment	—	(96)	—	(79)
	(24,609)	(18,522)	(76,176)	(50,355)
Income before income taxes	59,294	92,142	177,706	266,734
Income tax expense	(11,385)	(8,390)	(30,706)	(28,266)
Net income	47,909	83,752	147,000	238,468
Less: net income attributable to non-controlling interests	(33,893)	(64,163)	(101,772)	(192,013)
Net income attributable to Camping World Holdings, Inc.	$14,016	$19,589	$45,228	$46,455

Earnings per share of Class A common stock:
Basic	$0.38	$0.66	$1.22	$1.95
Diluted	$0.38	$0.66	$1.20	$1.91
Weighted average shares of Class A common stock outstanding:
Basic	37,018	29,522	36,933	23,854
Diluted	37,055	29,522	88,891	85,947

Dividends declared per share	$0.1532	$0.1532	$0.4596	$0.4596

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statement of Stockholders' Equity

(In Thousands)

							Additional		Non-
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Paid-In	Retained	Controlling
	Shares	Amounts	Shares	Amounts	Shares	Amounts	Capital	Earnings	Interest	Total
Balance at December 31, 2017	36,749	367	50,837	5	—	—	49,941	6,192	34,332	90,837
Adoption of accounting standard (see Note 1 — Summary of Significant Accounting Policies)	—	—	—	—	—	—	—	1,310	2,476	3,786
Equity-based compensation	—	—	—	—	—	—	10,535	—	—	10,535
Exercise of stock options	7	—	—	—	—	—	149	—	—	149
Non-controlling interest adjustment for capital contribution of proceeds from the exercise of stock options	—	—	—	—	—	—	(86)	—	86	—
Vesting of restricted stock units	89	1	—	—	—	—	73	—	(74)	—
Repurchases of Class A common stock for withholding taxes on vested RSUs	(3)	—	—	—	—	—	(62)	—	—	(62)
Disgorgement of short-swing profits by Section 16 officer	—	—	—	—	—	—	557	—	—	557
Redemption of LLC common units for Class A common stock	215	3	(130)	—	—	—	4,332	—	(153)	4,182
Distributions to holders of LLC common units	—	—	—	—	—	—	—	—	(98,347)	(98,347)
Dividends	—	—	—	—	—	—	—	(17,000)	—	(17,000)
Establishment of liabilities under the Tax Receivable Agreement and related changes to deferred tax assets associated with that liability	—	—	—	—	—	—	(3,085)	—	—	(3,085)
Non-controlling interest adjustment	—	—	—	—	—	—	(12,184)	—	12,184	—
Net income	—	—	—	—	—	—	—	45,228	101,772	147,000
Balance at September 30, 2018	37,057	$371	50,707	$5	—	$—	$50,170	$35,730	$52,276	$138,552

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(In Thousands)

	Nine Months Ended September 30,
	2018	2017

Operating activities
Net income	$147,000	$238,468

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,207	22,819
Equity-based compensation	10,535	2,792
Loss on debt restructure	1,676	—
Loss (gain) on sale of assets	987	(292)
Provision for (recovery of) losses on accounts receivable	1,957	(23)
Accretion of original debt issuance discount	764	706
Amortization of deferred financing costs	4,655	3,210
Deferred income taxes	7,300	3,275
Tax Receivable Agreement liability adjustment	—	79
Change in assets and liabilities, net of acquisitions:
Receivables and contracts in transit	(56,321)	(64,211)
Inventories	(37,364)	(150,741)
Prepaid expenses and other assets	230	(6,381)
Checks in excess of bank balance	4,512	—
Accounts payable and other accrued expenses	117,971	97,229
Payment pursuant to Tax Receivable Agreement	(8,100)	(203)
Accrued rent for cease-use locations	(622)	(91)
Deferred revenue and gains	17,288	16,485
Other, net	4,383	10,231
Net cash provided by operating activities	251,058	173,352

Investing activities
Purchases of property and equipment	(105,408)	(45,968)
Purchase of real property	(100,073)	(16,820)
Proceeds from the sale of real property	—	6,000
Purchases of businesses, net of cash acquired	(82,195)	(345,140)
Proceeds from sale of property and equipment	892	603
Net cash used in investing activities	$(286,784)	$(401,325)

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(In Thousands)

	Nine Months Ended September 30,
	2018	2017
Financing activities
Proceeds from long-term debt	$319,913	$94,762
Payments on long-term debt	(76,709)	(5,550)
Net (payments) borrowings on notes payable – floor plan, net	(212,080)	205,453
Borrowings on revolving line of credit	24,403	—
Payments of principal on capital lease obligations	(660)	(950)
Payments of principal on right to use liability	(119)	(112)
Payment of debt issuance costs	(3,120)	(1,176)
Proceeds from issuance of Class A common stock sold in a public offering net of underwriter discounts, commissions and offering expenses	—	121,445
Dividends on Class A common stock	(17,000)	(11,874)
Proceeds from exercise of stock options	153	—
RSU shares withheld for tax	(62)	—
Disgorgement of short-swing profits by Section 16 officer	557	—
Members' distributions	(98,347)	(124,996)
Net cash (used in) provided by financing activities	(63,071)	277,002

(Decrease) increase in cash	(98,797)	49,029
Cash at beginning of the period	224,163	114,196
Cash at end of the period	$125,366	$163,225

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2018

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

The condensed consolidated financial statements as of and for the three and nine months ended September 30, 2018 are unaudited. The condensed consolidated balance sheet as of December 31, 2017 has been derived from the audited financial statements at that date but does not include all of the disclosures required by GAAP. These interim condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (the “Annual Report”) filed with the SEC on March 13, 2018. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.

CWH was formed on March 8, 2016 as a Delaware corporation for the purpose of facilitating an initial public offering (the “IPO”) and other related transactions in order to carry on the business of CWGS Enterprises, LLC (“CWGS, LLC”). CWGS, LLC was formed in March 2011 when it received, through contribution from its then parent company, all of the membership interests of Affinity Group Holding, LLC and FreedomRoads Holding Company, LLC (“FreedomRoads”). The IPO and related reorganization transactions (the “Reorganization Transactions”) that occurred on October 6, 2016 resulted in CWH as the sole managing member of CWGS, LLC, with CWH having sole voting power in and control of the management of CWGS, LLC. Despite its position as sole managing member of CWGS, LLC, CWH has a minority economic interest in CWGS, LLC. As of September 30, 2018, CWH owned 41.8% of CWGS, LLC. Accordingly, the Company consolidates the financial results of CWGS, LLC and reports a non-controlling interest in its consolidated financial statements.

The Company does not have any components of other comprehensive income recorded within its consolidated financial statements, and, therefore, does not separately present a statement of comprehensive income in its consolidated financial statements.

Description of the Business

CWGS, LLC is a holding company and operates through its subsidiaries. The Company realigned the structure of its internal organization during the three months ended September 30, 2018 in a manner that caused the composition of its reportable segments to change to the following three segments: (i) Consumer Services and Plans, (ii) Dealership, and (iii) Retail. The Company reportable segment financial information has been recasted to reflect the updated reportable segment structure for all periods presented. See Note 18 to Consolidated Financial Statements for further information about the Company’s segments. The Company provides consumer services and plans offerings under its Good Sam brand, its Dealership offerings under its Camping World brand, and its Retail products primarily under the Camping World and Gander Outdoors brands. Within the Consumer Services and Plans segment, the Company primarily derives revenue from the sale of the following offerings: emergency roadside assistance; property and casualty insurance programs; travel assist programs; extended vehicle service contracts; co-branded credit cards; vehicle financing and refinancing; club memberships; and publications and directories. Within the Dealership segment, the

Company primarily derives revenue from the sale of new and used recreational vehicles (“RV’s”), sale of RV parts, services and other, and commissions on the related finance and insurance contracts. Within the Retail segment, the Company primarily derives revenue from the sale of the following: products, parts, accessories, supplies and service for RVs, and equipment, gear and supplies for camping, hunting, fishing, skiing, snowboarding, bicycling, skateboarding, marine and watersport and other outdoor activities. As noted above, both the Dealership and Retail segments derive revenue from the sale of parts, services and other revenues since certain retail locations without associated dealerships have the capability to perform RV repair and maintenance services. Additionally, certain RV parts and accessories can be sold to customers at a dealership or retail location. The revenues and related costs of revenues for these parts and services are recorded in the segment that enters into the transaction with the customer, either Dealership or Retail. The Company primarily operates in various regions throughout the United States and markets its products and services to RV owners and outdoor enthusiasts.

At September 30, 2018, the Company operated 227 retail locations, of which 136 locations sold new and used RVs and offered RV financing and insurance; 129 locations offered RV products, parts and services; 55 Gander Outdoors locations offered outdoor products and services; one Overton’s location offered marine and watersports products; two TheHouse.com locations offered skiing, snowboarding, bicycling, and skateboarding products; two W82 locations offered skiing, snowboarding, and skateboarding products; and six Uncle Dan’s locations offered outdoor products and services. In addition, on January 30, 2018 the Company acquired certain assets of EARTH SPORTS LLC, dba Erehwon Mountain Outfitter (“Erehwon”), a leading Midwest specialty retailer of outdoor gear and apparel with four retail locations. On April 19, 2018 the Company acquired Rock Creek Outfitters (“Rock Creek”), a specialty outdoor retailer of outdoor gear for kayaking, rock climbing, camping and hiking with seven retail locations. In the first nine months of 2018, the Company converted three RV products, parts and services locations from the Camping World nameplate to the Gander nameplate (Bowling Green, Kentucky, Madison, Wisconsin and Roanoke, Virginia), converted one RV products, parts and services location from a Camping World nameplate to an Overton’s nameplate (Rogers, Minnesota), closed two RV products, parts and services locations from the Camping World nameplate (Winter Garden, FL; and Cleburne, TX), closed two Overton’s locations (Greenville, North Carolina and Raleigh, North Carolina), closed one Gander Outdoors location (Florence, Alabama), and acquired a dealership in Worthing, South Dakota and subsequently merged the operations of the acquired dealership into our existing dealership within the same market.

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

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The FASB has subsequently issued several related ASUs that clarified the implementation guidance for certain aspects of ASU 2014-09, which are effective upon the adoption of ASU 2014-09. This ASU sets forth a five-step model for determining when and how revenue is recognized. Under the model, an entity is required to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. The Company adopted the amendments of this ASU on January 1, 2018, and the adoption did not materially impact its consolidated financial statements or results of operations (see Note 2 — Revenue for further details).

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). This ASU addresses several specific cash flow issues with the objective of reducing the diversity in practice of how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The Company adopted the amendments of this ASU on January 1, 2018, and the adoption did not materially impact its consolidated financial statements or results of operations.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). The FASB has subsequently issued several related ASUs that clarified the implementation guidance for certain aspects of ASU 2016-02, which are effective upon the adoption of ASU 2016-02. The amendments in this ASU relate to the accounting for leasing transactions. This standard requires a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by leases with lease terms of more than 12 months. In addition, this standard requires both lessees and lessors to disclose certain key information about lease transactions. In July 2018, the FASB made targeted improvements to the standard, including providing an additional and optional transition method. Under this method, an entity initially applies the standard at the adoption date, including the election of certain transition reliefs, and recognizes a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is executing against its project plan, which includes implementing a software solution, designing and implementing new controls, evaluating new disclosure requirements, and finalizing accounting policies and practical expedients. The Company is in the process of evaluating the impact that the adoption will have on its consolidated balance sheet and statement of income. However, the Company expects that the adoption of the provisions of this ASU will have a significant impact on its consolidated balance sheet by reporting a right-to-use lease asset and corresponding lease obligation, as currently most of its real estate is leased via operating leases.

In August 2018, the FASB issued ASU No. 2018-13, Changes to the Disclosure Requirements for Fair Value Measurement (Topic 820) (“ASU 2018-13”). This standard eliminates, amends, and adds disclosure requirements for fair value measurements. The amended and new disclosure requirements primarily relate to Level 3 fair value measurements. The standard will be effective for fiscal years beginning after December 15, 2019. The removal and amendment of certain disclosures may be early adopted with retrospective application while the new disclosure requirements are to be applied prospectively. The Company plans to early adopt this standard as of October 1, 2018. The Company currently does not expect this ASU, which relates only to disclosures, to have a material impact to the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”). This standard aligns the accounting for implementation costs incurred in a cloud computing arrangement that is a service arrangement (i.e., hosting arrangement) with the guidance on capitalizing costs in ASC 350-40,  Internal-Use Software. The ASU permits either a prospective or retrospective transition approach. The standard will be effective for fiscal years beginning after December 15, 2019. The Company is currently evaluating the impact that the adoption of the provisions of the ASU will have on its consolidated financial statements.

Immaterial Corrections

Certain immaterial corrections have been made to the statements of cash flows, which reduced net cash provided by operating activities and decreased net cash used in investing activities by $3.8 million for the nine months ended September 30, 2017. As part of these immaterial corrections, the Company increased the Accounts Payable and Other Accrued Expenses line item and decreased the Other, Net line item within cash provided by operating activities for the nine months ended September 30, 2017. These corrections had no impact on the previously-reported consolidated balance sheets, statements of operations, or statements of stockholders' equity.

2. Revenue

Adoption of Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers

On January 1, 2018, the Company adopted ASC 606, Revenue from Contracts with Customers (“ASC 606”) using the modified retrospective method applied to those contracts that were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historical accounting under ASC 605.

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

The following table details the impact of the adoption of ASC 606 on the consolidated balance sheet as of September 30, 2018 (in thousands):

	September 30, 2018
	As	Balances Without	Effect of Change
	Reported	Adoption of ASC 606	Higher/(Lower)
Assets
Accounts receivable, net	$100,071	$93,456	$6,615
Inventories	1,495,041	1,501,772	(6,731)
Prepaid expenses and other assets	36,637	29,623	7,014
Deferred tax assets, net	145,751	146,054	(303)
Liabilities
Accrued liabilities	143,792	142,640	1,152
Deferred revenues and gains, current	92,391	91,440	951
Deferred revenues and gains, non-current	69,223	69,880	(657)
Equity
Retained earnings	35,730	33,945	1,785
Non-controlling interests	52,276	48,912	3,364

The following table details the impact of the adoption of ASC 606 on the consolidated statement of operations for the three and nine months ended September 30, 2018 (in thousands):

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
		Balances Without	Effect of		Balances Without	Effect of
	As Reported	Adoption of ASC 606	Change Higher/(Lower)	As Reported	Adoption of ASC 606	Change Higher/(Lower)
Revenue
Consumer services and plans	$52,044	$52,046	$(2)	$158,600	$158,637	$(37)
Dealership parts, services and other	71,607	70,942	665	210,024	209,634	390
Retail	184,543	184,562	(19)	460,637	460,512	125
Costs applicable to revenue
Consumer services and plans	21,499	21,643	(144)	65,056	65,360	(304)
Dealership parts, services and other	36,504	36,209	295	104,372	104,219	153
Retail	116,664	116,655	9	292,664	292,595	69
Operating and income tax expenses
Selling, general, and administrative	278,329	278,928	(599)	807,738	808,701	(963)
Income tax expense	11,385	11,271	114	30,706	30,546	160
Net income
Net income	47,909	46,940	969	147,000	145,637	1,363
Less: net income attributable to non-controlling interests	(33,893)	(33,262)	(631)	(101,772)	(100,884)	(888)
Net income attributable to Camping World Holdings, Inc.	14,016	13,678	338	45,228	44,753	475

For the three and nine months ended September 30, 2018, basic earnings per share of Class A common stock would have been $0.37 and $1.21 per share, respectively, without the adoption of ASC 606 compared to the as-reported amount of $0.38 and $1.22 per share, respectively. For the three and nine months ended September 30, 2018, diluted earnings per share of Class A common stock would have been $0.37 and $1.20 per share, respectively, without the adoption of ASC 606 compared to the as-reported amount of $0.38 and $1.20 per share, respectively.

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

Consumer Services and Plans revenue consists of revenue from club memberships, publications, consumer shows, and marketing and royalty fees from various consumer services and plans. Certain Consumer Services and Plans revenue is generated from annual, multiyear and lifetime memberships. The revenue and expenses associated with these memberships are deferred and amortized over the membership period. Unearned revenue and profit are subject to revisions as the membership progresses to completion. Revisions to membership period estimates would change the amount of income and expense amortized in future accounting periods. For lifetime memberships, an 18 year period is used, which is the actuarially determined estimated fulfillment period. Roadside Assistance (“RA”) revenues are deferred and recognized over the contractual life of the membership. RA claim expenses are recognized when incurred.

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

Dealership revenue consists of sales of new and used recreational vehicles, sales of RV parts and services, and commissions on the related finance and insurance contracts. Revenue from the sale of recreational vehicles is recognized upon completion of the sale to the customer. Conditions to completing a sale include having an agreement with the customer, including pricing, whereby the sales price must be reasonably expected to be collected and having control transferred to the customer. Revenue from Dealership parts, services and other products sales is recognized over time as work is completed, and when parts are delivered to our customers. For service and parts revenues recorded over time, the Company utilizes a method that considers total costs incurred to date and the applicable margin in relation to total expected efforts to complete our performance obligation in order to determine the appropriate amount of revenue to recognize over time. Finance and insurance revenue is recorded net, since the Company is acting as an agent in the transaction, and is recognized when a finance and insurance product contract payment has been received or financing has been arranged. The proceeds the Company receives for arranging financing contracts, and selling insurance and service contracts, are subject to chargebacks if the customer terminates the respective contract earlier than a stated period. These proceeds are recorded as variable consideration, net of estimated chargebacks.

Retail revenue consists of sales of products, parts and services and other products, including RV accessories and supplies, and camping, hunting, fishing, skiing, snowboarding, bicycling, skateboarding, marine and watersport equipment and supplies. Revenue from products, parts, and services sales is recognized over time as work is completed, and when parts are delivered to our customers. For service and parts revenues recorded over time, the Company utilizes a method that considers total costs incurred to date and the applicable margin in relation to total expected efforts to complete our performance obligation in order to determine the appropriate amount of revenue to recognize over time. E-commerce sales are recognized when the product is shipped.

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

As of September 30, 2018 and January 1, 2018, a contract asset of $6.8 million and $6.3 million, respectively, relating to RV service revenues was included in accounts receivable in the accompanying unaudited condensed consolidated balance sheet. As of September 30, 2018 and January 1, 2018, the Company had capitalized costs to acquire a contract, consisting of sale commissions, of $5.8 million and $4.4 million, respectively.

Deferred Revenues

The Company records deferred revenues when cash payments are received or due in advance of the Company’s performance, net of estimated refunds that are presented separately as a component of accrued liabilities. The increase in the deferred revenue balance for the nine months ended September 30, 2018 was primarily driven by cash payments received or due in advance of satisfying the Company’s performance obligations, partially offset by $64.8 million of revenues recognized that were included in the deferred revenue balance at the beginning of the period.

As of September 30, 2018, the Company has unsatisfied performance obligations relating to multiyear plans for its Good Sam Club, RA, Coast to Coast memberships, and magazine publication revenue streams. The total unsatisfied performance obligation for these revenue streams at September 30, 2018 and the periods during which the Company expects to recognize the amounts as revenue are presented as follows (in thousands):

As of
September 30, 2018
2018	$37,322
2019	62,679
2020	24,151
2021	11,738
2022	6,046
Thereafter	9,096
Total	$151,032

The Company’s payment terms vary by the type and location of its customer and the products or services offered. The term between invoicing and when payment is due is not significant. For certain products or services and customer types, the Company requires payment before the products or services are delivered to the customer.

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

The Company does not disclose the value of unsatisfied performance obligations for revenue streams for (i) contracts with an original expected length of one year or less and (ii) contracts for which the Company recognizes revenue at the amount to which it has the right to invoice for services performed.

3. Inventories and Floor Plan Payable

Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2018	2017
Consumer services and plans	$—	$387
Dealership:
New RV vehicles	912,581	1,113,178
Used RV vehicles	121,225	106,210
Dealership parts, accessories and miscellaneous	8,012	7,802
Retail	453,223	188,338
	$1,495,041	$1,415,915

New and used vehicles included in retail inventories are primarily financed by floor plan arrangements through a syndication of banks. The arrangements are collateralized by substantially all of the assets of FreedomRoads, LLC (“FR”), a wholly owned subsidiary of FreedomRoads, which operates the Camping World dealerships, and bore interest at one-month London Interbank Offered Rate (“LIBOR”) plus 2.05% as of September 30, 2018 and 2.15% as of December 31, 2017. LIBOR, as defined, was 2.10% at September 30, 2018 and 1.36% as of December 31, 2017. Borrowings are tied to specific vehicles and principal is due upon the sale of the related vehicle.

In August 2015, FR entered into a Sixth Amended and Restated Credit Agreement for floor plan financing (as further amended, “Floor Plan Facility”) to extend the maturity date to August 2018. On July 1, 2016, FR entered into Amendment No. 1 to the Sixth Amended and Restated Credit Agreement for the Floor Plan Facility to, among other things, increase the available amount under the Floor Plan Facility from $880.0 million to $1.18 billion, amend the applicable borrowing rate margin on LIBOR and base rate loans ranging from 2.05% to 2.50% and 0.55% and 1.00%, respectively, based on the consolidated current ratio at FR, and extend the maturity date to June 30, 2019. On December 12, 2017, FR entered into a Seventh Amended and Restated Credit Agreement (the “Floor Plan Facility Amendment”), which amended the previous credit agreement governing our Floor Plan Facility and allows FR to borrow (a) up to $1.415 billion under a floor plan facility, (b) up to $15.0 million under a letter of credit facility and (c) up to a maximum amount outstanding of $35.0 million under the revolving line of credit, which maximum amount outstanding will decrease by $1.75 million on the last day of each fiscal quarter, commencing with the fiscal quarter ending March 31, 2019. In addition, the maturity of the Floor Plan Facility was extended to December 12, 2020. The Floor Plan Facility includes an offset account that allows the Company to transfer cash as an offset to the payable under the Floor Plan Facility. These transfers reduce the amount of liability outstanding under the floor plan notes payable that would otherwise accrue interest, while retaining the ability to transfer amounts from the offset account into the Company’s operating cash accounts. As a result of using the floor plan offset account, the Company experiences a reduction in floor plan interest expense in its consolidated statements of income. The credit agreement governing the Floor Plan Facility contains certain financial covenants. FR was in compliance with all debt covenants at September 30, 2018 and December 31, 2017.

The following table details the outstanding amounts and available borrowings under the Floor Plan Facility as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30,	December 31,
	2018	2017
Floor Plan Facility
Notes payable - floor plan:
Total commitment	$1,415,000	$1,415,000
Less: borrowings, net	(734,038)	(974,043)
Less: flooring line aggregate interest reduction account	(147,481)	(106,055)
Additional borrowing capacity	533,481	334,902
Less: accounts payable for sold inventory	(59,236)	(31,311)
Less: purchase commitments	(39,723)	(77,144)
Unencumbered borrowing capacity	$434,522	$226,447

Revolving line of credit:	$35,000	$35,000
Less borrowings	(24,403)	—
Additional borrowing capacity	$10,597	$35,000

Letters of credit:
Total commitment	$15,000	$15,000
Less: outstanding letters of credit	(9,369)	(9,369)
Additional letters of credit capacity	$5,631	$5,631

4. Property and Equipment, net

Property and equipment consisted of the following at (in thousands):

	September 30,	December 31,
	2018	2017
Land	$69,123	$12,243
Buildings and improvements	56,164	17,791
Leasehold improvements - inclusive of right to use assets	131,228	107,354
Furniture and equipment	191,548	130,204
Software	79,852	68,087
Systems development and construction in progress	55,807	34,384
	583,722	370,063
Less: accumulated depreciation and amortization	(192,143)	(172,041)
Property and equipment, net	$391,579	$198,022

The Company reclassified the categories of property and equipment, net and made an immaterial correction of the cost categories and accumulated depreciation amounts by increasing both items by approximately $10.2 million as of December 31, 2017. These changes had no impact on total property and equipment, net.

5. Goodwill and Intangible Assets

Goodwill

The following is a summary of changes in the Company’s goodwill by reportable segments for the nine months ended September 30, 2018 (in thousands):

	Consumer
	Services and
	Plans	Retail	Dealership	Consolidated
Balance as of December 31, 2017	$49,944	$36,467	$261,976	$348,387
Acquisitions (1)	376	3,579	36,745	40,700
Balance as of September 30, 2018	$50,320	$40,046	$298,721	$389,087

(1)	See Note 11 — Acquisitions.

The Company evaluates goodwill for impairment on an annual basis during the fourth quarter, or more frequently if events or changes in circumstances indicate that the Company’s goodwill or indefinite-lived intangible assets might be impaired. The Company assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then it is required to perform the quantitative impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the Company records an impairment of goodwill equal to the amount that the carrying amount of a reporting unit exceeds its fair value. The Company did not record any impairments of goodwill during the nine months ended September 30, 2018 and 2017.

Intangible Assets

Finite-lived intangible assets and related accumulated amortization consisted of the following at September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018
	Cost or	Accumulated
	Fair Value	Amortization	Net
Consumer Services and Plans:
Membership and customer lists	$9,140	$(6,989)	$2,151

Retail:
Customer lists and domain names	3,915	(1,805)	2,110
Trademarks and trade names	29,304	(2,365)	26,939
Websites	6,074	(864)	5,210
	$48,433	$(12,023)	$36,410

	December 31, 2017
	Cost or	Accumulated
	Fair Value	Amortization	Net
Consumer Services and Plans:
Membership and customer lists	$8,374	$(6,431)	$1,943

Retail:
Customer lists and domain names	3,915	(1,048)	2,867
Trademarks and trade names	28,987	(901)	28,086
Websites	6,074	(263)	5,811
	$47,350	$(8,643)	$38,707

The trademarks and trade names have useful lives of fifteen years. The membership and customer lists have weighted-average useful lives of approximately five years. The websites have useful lives of ten years. The Company reclassed the categories of intangible assets and made immaterial correcting adjustments to the previously recorded balances for the categories of intangibles assets as of December 31, 2017. These changes had no impact on total intangible assets.

6. Long-Term Debt

Long-term debt consists of the following (in thousands):

	September 30,	December 31,
	2018	2017
Term Loan Facility (1)	$1,161,389	$916,902
Less: current portion	(11,991)	(9,465)
	$1,149,398	$907,437

(1)

Net of $5.6 million and $6.0 million of original issue discount at September 30, 2018 and December 31, 2017, respectively, and $14.1 million and $14.2 million of finance costs at September 30, 2018 and December 31, 2017, respectively.

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

The Credit Agreement requires the Borrower and its subsidiaries to comply on a quarterly basis with a maximum Total Leverage Ratio (as defined in the Credit Agreement), which covenant is only for the benefit of the revolving credit facility, during certain periods in which the aggregate amount of borrowings under the revolving credit facility (including swingline loans), letters of credit and unreimbursed letter of credit disbursements outstanding at such time (minus the lesser of (a) $5.0 million and (b) letters of credit outstanding) is greater than 30% of the aggregate amount of the Revolving Lenders’ Revolving Commitments, as defined in the Credit Agreement. On September 27, 2018, the Borrower entered into a Fourth Amendment (the “Fourth Amendment”) to the Credit Agreement. The Fourth Amendment increases the quarterly Total Leverage Ratio, from “3.00 to 1” to “3.75 to 1” for the period from December 31, 2016 to December 31, 2019 and from “2.75 to 1” to “3.50 to 1” for the period beginning March 31, 2020 and on the last day of each fiscal quarter ending thereafter.

The Term Loan Facility includes mandatory amortization at 1.01% per annum in equal quarterly installments. Interest on the Term Loan Facility effective April 6, 2018 floats at the Company’s option at a)

LIBOR multiplied by the statutory reserve rate (such product, the “Adjusted LIBOR Rate”), subject to a 0.75% floor, plus an applicable margin of 2.75%, or b) an Alternate Base Rate (“ABR”) equal to 1.75% per annum plus the greater of: (i) the prime rate published by The Wall Street Journal (the “WSJ Prime Rate”), (ii) federal funds effective rate plus 0.50%, or (iii) one-month Adjusted LIBOR Rate plus 1.00%, subject to a 1.75% floor. Interest on borrowings under the Revolving Credit Facility is, at the Company’s option, of a) 3.25% to 3.50% per annum subject to a 0.75% floor in the case of a Eurocurrency loan, or b) 2.25% to 2.50% per annum plus the greater of the WSJ Prime Rate, federal funds effective rate plus 0.50%, or one-month Adjusted LIBOR Rate plus 1.00% in the case of an ABR loan, based on the Company’s Total Leverage Ratio. The Company also pays a commitment fee of 0.5% per annum on the unused amount of the Senior Secured Credit Facility. Reborrowings under the Term Loan Facility are not permitted. The Term Loan Facility requires mandatory principal payments in equal quarterly installments of $1.9 million starting March 31, 2017 through September 30, 2017, $2.4 million on December 31, 2017 and $3.0 million thereafter. The September 30, 2018 payment was paid on October 1, 2018, per the Credit Agreement.

Following the end of each fiscal year, commencing with the fiscal year ending December 31, 2017, the Company is required to prepay the term loan borrowings in an aggregate amount equal to 50% of excess cash flow, as defined in the Credit Agreement, for such fiscal year. The required percentage prepayment of excess cash flow is reduced to 25% if the Total Leverage Ratio is 1.50 to 1.00 or greater but less than 2.00 to 1.00. If the Total Leverage Ratio is less than 1.50 to 1.00, no prepayment of excess cash flow is required.

The Revolving Credit Facility matures on November 8, 2021, and the Term Loan Facility matures on November 8, 2023. The funds available under the Revolving Credit Facility may be utilized for borrowings or letters of credit; however, a maximum of $15.0 million may be allocated to such letters of credit. As of September 30, 2018, the average interest rate on the term loan debt was 4.87%. As of September 30, 2018 and December 31, 2017, the Company had available borrowings of $32.2 million and $31.8 million, respectively, and letters of credit in the aggregate amount of $2.8 million and $3.2 million outstanding, respectively, under the Revolving Credit Facility. As of September 30, 2018 and December 31, 2017, the principal balance of $1,181.1 million and $937.1 million, respectively, was outstanding under the Term Loan Facility and no amounts were outstanding on the Revolving Credit Facility in either period.

CWGS, LLC and CWGS Group, LLC have no revenue-generating operations of their own. Their ability to meet the financial obligations associated with the Senior Secured Credit Facilities is dependent on the earnings and cash flows of its operating subsidiaries, primarily Good Sam Enterprises, LLC and FR, and their ability to upstream dividends. The Senior Secured Credit Facilities are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by each of the Company’s existing and future domestic restricted subsidiaries with the exception of FreedomRoads Intermediate Holdco, LLC, the direct parent of FR, and FR and its subsidiaries. The Credit Agreement contains certain restrictive covenants including, but not limited to, mergers, changes in the nature of the business, acquisitions, additional indebtedness, sales of assets, investments, and the prepayment of dividends subject to certain limitations and minimum operating covenants. The Company was in compliance with all debt covenants at September 30, 2018 and December 31, 2017.

7. Right to Use Assets and Liabilities

The Company leases operating facilities throughout the United States. The Company analyzes all leases in accordance with ASC 840 — Leases. The Company has included the right to use assets in property and equipment, net, as follows (in thousands):

	September 30,	December 31,
	2018	2017
Right to use assets	$10,673	$10,673
Accumulated depreciation	(1,120)	(926)
	$9,553	$9,747

The following is a schedule by year of the future changes in the right to use liabilities as of September 30, 2018 (in thousands):

2018	$218
2019	486
2020	486
2021	487
2022	487
Thereafter (1)	13,260
Total minimum lease payments	15,424
Amounts representing interest	(5,350)
Present value of net minimum right to use liability payments	$10,074

(1)	Includes $4.8 million of scheduled derecognition of right to use liabilities upon the reduction in lease deposits to less than two months’ rent.

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

	Fair Value	9/30/2018		12/31/2017
($ in thousands)	Measurement	Carrying Value	Fair Value	Carrying Value	Fair Value
Term Loan Facility	Level 2	$1,161,389	$1,161,954	$916,902	$953,269

9. Commitments and Contingencies

The Company holds certain property and equipment under rental agreements and operating leases that have varying expiration dates. A majority of its operating facilities are leased from unrelated parties throughout the United States.

From time to time, the Company is involved in litigation arising in the normal course of business operations. On October 19, 2018, a purported stockholder of the Company filed a putative class action lawsuit, captioned Ronge v. Camping World Holdings, Inc. et al., in the United States District Court for the Northern District of Illinois against the Company, certain of its officers and directors, and Crestview Partners II GP, L.P. and Crestview Advisors, L.L.C.  On October 25, 2018, a different putative stockholder of the Company filed a putative class action lawsuit, captioned Strougo v. Camping World Holdings, Inc. et al., in the

United States District Court for the Northern District of Illinois against the Company, certain of its officers and directors, and Crestview Partners II GP, L.P. and Crestview Advisors, L.L.C.

Both complaints allege that the Company violated Section 10(b) of the Securities Exchange Act of 1934, as amended, and rule 10b-5 thereunder, by making allegedly materially misleading statements or omitting material facts necessary to make certain statements not misleading related to the business, operations, and management of the Company.  Both lawsuits allege that certain of the Company’s officers and directors violated Section 20(a) of the Securities Exchange Act of 1934, as amended, by allegedly acting as controlling persons of the Company.  The lawsuits bring claims on behalf of a putative class of purchasers of the Company’s Class A common stock between March 8, 2017 and August 7, 2018, and seek compensatory damages, attorneys’ fees and costs, and any equitable or injunctive relief the court deems just and proper. The Company believes it has meritorious defenses to the claims of the plaintiffs and members of the putative class, and any liability for the alleged claims is not currently probable or reasonably estimable.

10. Statement of Cash Flows

Supplemental disclosures of cash flow information for the following periods (in thousands):

	Nine Months Ended
	September 30,	September 30,
	2018	2017
Cash paid during the period for:
Interest	$70,326	$47,374
Income taxes	17,408	25,660
Non-cash investing activities:
Vehicles transferred to property and equipment from inventory	780	1,605
Portion of acquisition purchase price paid through issuance of Class A common stock	—	5,720
Landlord paid tenant improvements on behalf of the Company	28,431	857
Derecognition of non-tenant improvements	7,018	—
Capital expenditures in accounts payable and accrued liabilities	6,051	6,595
Non-cash financing activities:
Par value of Class A common stock issued in exchange for common units in CWGS, LLC	3	66
Par value of Class A common stock issued for vested restricted stock units	1	—
Par value of Class A common stock issued for acquisition	—	1

11. Acquisitions

Dealerships and Consumer Shows

During the nine months ended September 30, 2018 and 2017, subsidiaries of the Company acquired the assets of multiple dealership locations and consumer shows. The Company used a combination of cash, floor plan financing, proceeds from the May 2017 Public Offering (defined and described in Note 14 — Stockholders’ Equity), and additional borrowings on the Term Loan Facility in March 2017 and 2018 (see Note 6 — Long-term Debt) to complete the acquisitions. The Company considers acquisitions of independent dealerships to be a fast and capital efficient alternative to opening new retail locations to expand its business and grow its customer base. The Company acquires consumer shows as another channel for increasing its customer base. Additionally, the Company believes that its experience and scale allow it to operate these acquired dealerships and consumer shows more efficiently. The acquired businesses were recorded at their estimated fair values under the acquisition method of accounting. The balance of the purchase prices in excess of the fair values of net assets acquired were recorded as goodwill.

Separately from the business combinations, for the nine months ended September 30, 2018 and 2017, the Company purchased real property of $100.1 million and $16.8 million, respectively, of which $23.6 million and $12.8 million, respectively, was from parties related to the sellers of the dealership businesses.

The estimated fair values of the assets acquired and liabilities assumed for the acquisitions of dealerships and consumer shows consist of the following:

	Nine Months Ended September 30,
($ in thousands)	2018	2017
Tangible assets (liabilities) acquired (assumed):
Cash and cash equivalents	$2,648	$—
Contracts in transit	103	—
Accounts receivable	103	1,306
Inventory	36,257	98,869
Prepaid expenses and other assets	79
Property and equipment	402	835
Other assets	48	72
Accounts payable	(64)	—
Accrued liabilities	(1,081)	(3,019)
Deferred revenues and gains	(168)	—
Total tangible net assets acquired	38,327	98,063
Intangible assets acquired:
Membership and customer lists	766	793
Total intangible assets acquired	766	793
Goodwill	37,145	143,788
Purchase price	76,238	242,644
Cash and cash equivalents acquired	(2,648)	—
Cash paid for acquisition, net of cash acquired	73,590	242,644
Inventory purchases financed via floor plan	(29,365)	(79,321)
Cash payment net of floor plan financing	$44,225	$163,323

The fair values above are preliminary relating to the nine months ended September 30, 2018 as they are subject to measurement period adjustments for up to one year from the date of acquisition as new information is obtained about facts and circumstances that existed as of the acquisition date. The primary items that generated the goodwill are the value of the expected synergies between the acquired businesses and the Company and the acquired assembled workforce, neither of which qualify for recognition as a separately identified intangible asset. For the nine months ended September 30, 2018 and 2017, acquired goodwill of $20.7 million and $143.8 million, respectively, is expected to be deductible for tax purposes. Included in the nine months ended September 30, 2018 and 2017 consolidated financial results were $55.1 million and $210.7 million of revenue, respectively, and $3.5 million of pre-tax loss and $13.8 million of pre-tax income, respectively, of the acquired dealerships and consumer shows from the applicable acquisition dates. Pro forma information on these acquisitions has not been included, because the Company has deemed them to not be individually or cumulatively material.

Retail

On May 26, 2017, CWI, Inc. (“CWI”), an indirect subsidiary of the Company, completed the acquisition of certain assets of the Gander Mountain Company (“Gander Mountain”) and its Overton’s, Inc. (“Overton’s”) boating business through a bankruptcy auction that took place in April 2017 for $35.4 million in cash and $1.0 million of contingent consideration. Prior to the acquisition, Gander Mountain operated 160 retail locations and an e-commerce business that serviced the hunting, camping, fishing, shooting sports, and outdoor markets. Overton’s operated two retail locations and an e-commerce business that services the marine and watersports markets.

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

As of September 30, 2018, the Company had opened 61 Gander Mountain locations under the rebranded “Gander Outdoors” name as part of its initial rollout after the bankruptcy auction, and closed one location. The Company expects to open an additional 9 Gander Outdoors locations during its initial rollout, which is expected to be substantially complete by December 31, 2018. With the large quantity of stores to be opened in a relatively short period of time for the initial rollout of Gander Outdoors, the Company deemed it necessary to staff the appropriate levels of labor for functions such as management, merchandise procurement, and distribution center to open these retail locations in the compressed timeframe of the initial rollout plan. Many of these expenses were expensed as incurred before retail locations were opened and began to generate revenues.

On August 17, 2017, Camping World Inc. (“CW”) an indirect subsidiary of the Company, completed the acquisition of all of the outstanding capital stock and outstanding debt of Active Sports, Inc. (“TheHouse.com”), which specialized in bikes, sailboards, skateboards, wakeboards, snowboards, and outdoor gear. The purchase price consisted of $30.0 million in cash, $5.7 million in restricted shares of Class A common stock of the Company, and the purchase or extinguishment of $35.3 million of TheHouse.com’s debt, including accrued interest.

On September 22, 2017, W82, LLC, an indirect subsidiary of the Company, completed the acquisition of substantially all of the assets of EIGHTEEN0THREE LLC, dba W82 (“W82”), which specializes in snowboarding, skateboarding, longboarding, swimwear, footwear, apparel and accessories. The purchase price consisted of $0.6 million in cash and the extinguishment of $1.5 million of W82’s debt, including accrued interest.

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

The Company believes these businesses are complementary to its existing businesses and will allow for cross marketing of the Company’s consumer services and plans to a wider customer base. The estimated fair values of the assets acquired and liabilities assumed for the acquisition of outdoor and active sports retail businesses consist of the following:

	Nine Months Ended September 30,
($ in thousands)	2018	2017
Tangible assets (liabilities) acquired (assumed):
Cash and cash equivalents	$—	$501
Accounts receivable	—	159
Inventory	4,599	47,129
Prepaid expenses and other assets	76	1,169
Property and equipment	416	9,530
Other assets	—	—
Accounts payable	—	(7,582)
Accrued liabilities	(359)	(1,990)
Other liabilities	—	(6,016)
Total tangible net assets acquired	4,732	42,900

	Nine Months Ended September 30,
($ in thousands)	2018	2017
Intangible assets acquired:
Trademarks and trade names	318	28,839
Membership and customer lists	—	500
Websites	—	5,990
Total intangible assets acquired	318	35,329
Goodwill	3,580	31,509
Purchase price	8,630	109,738
Cash and cash equivalents acquired	—	(501)
Contingent consideration unpaid at September 30, 2017	—	(1,021)
Non-cash consideration - Class A shares issued	—	(5,720)
Cash paid for acquisition, net of cash acquired	$8,630	$102,496

The fair values above are preliminary relating to the nine months ended September 30, 2018 as they are subject to measurement period adjustments for up to one year from the date of acquisition as new information is obtained about facts and circumstances that existed as of the acquisition date. The primary items that generated the goodwill are the value of the expected synergies between the acquired businesses and the Company and the acquired assembled workforce, neither of which qualify for recognition as a separately identified intangible asset. For the nine months ended September 30, 2018 and 2017, acquired goodwill of $3.6 million and $6.2 million, respectively, is expected to be deductible for tax purposes. Included in the nine months ended September 30, 2018 and 2017 consolidated financial results were $10.4 million and $26.0 million of revenue, respectively, and $0.4 million and $11.5 million of pre-tax loss, respectively, of the acquired outdoor and active sports retail locations from the applicable acquisition dates. Pro forma information on these acquisitions has not been included, because the Company has deemed them to not be individually or cumulatively material.

12. Income Taxes

CWH is organized as a Subchapter C corporation and, as of September 30, 2018, is a 41.8% owner of CWGS, LLC (see Note 14 — Stockholders’ Equity and Note 15 — Non-Controlling Interests). CWGS, LLC is organized as a limited liability company and treated as a partnership for federal tax purposes, with the exception of Americas Road and Travel Club, Inc., Camping World and FreedomRoads RV, Inc. (“FRRV”) and their wholly-owned subsidiaries, which are Subchapter C corporations.

On December 22, 2017, the U.S. enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“2017 Tax Act”). The 2017 Tax Act significantly revised the U.S. corporate income tax by, among other things, lowering the statutory corporate tax rate from 35% to 21% and eliminating certain deductions. The 2017 Tax Act also enhanced and extended through 2026 the option to claim accelerated depreciation deductions on qualified property. As of September 30, 2018, the Company had not completed its accounting for the tax effects of the enactment of the 2017 Tax Act on its tax accruals. However, the Company has reasonably estimated the effects of the 2017 Tax Act and recorded provisional amounts in its financial statements as of September 30, 2018 and December 31, 2017. The final impact of the 2017 Tax Act may differ from these estimates, due to, among other things, changes in interpretations, analysis and assumptions made by management, additional guidance that may be issued by the U.S. Department of the Treasury and the Internal Revenue Service, and any updates or changes to estimates the Company has utilized to calculate the transition impact. Pursuant to the SEC Staff Accounting Bulletin No. 118 (“SAB 118”), the Company's measurement period for implementing the accounting changes required by the 2017 Tax Act will close before December 22, 2018 and the Company will complete the accounting under ASC Topic 740, Income Taxes, in the next reporting period prior to the close of the measurement period provided under SAB 118.

Shortly after the 2017 Tax Act was enacted, the SEC staff issued SAB 118 to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Tax Act. In accordance with SAB 118, the Company has determined that the $118.4 million of the deferred tax expense recorded in connection with the remeasurement of certain deferred tax assets and liabilities during the three months ended December 31, 2017 was a provisional amount and a reasonable estimate at December 31, 2017. At September 30, 2018, this estimate was decreased by $1.4 million primarily as a result of the filing of the Company’s tax returns related to the allocation of taxable income to non-controlling interests, and adjustments made to other deferred tax assets. Further, in connection with its adjusted estimate of the December 31, 2017 tax return amounts, the Company as of September 30, 2018 increased its income tax receivable by approximately $6.5 million, increased its Tax Receivable Agreement liability by approximately $2.0 million, and decreased its deferred income tax assets by approximately $2.2 million. In connection with this adjustment, the Company also made a corresponding adjustment to equity for the impact to distributions payable under its Tax Receivable Agreement. As the Company completes its analysis of the 2017 Tax Act, collects and prepares necessary data, and interprets any additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, the Company may continue to make adjustments to the provisional amounts. Any subsequent adjustment to these amounts will be finalized in the next reporting period prior to the close of the measurement period provided under SAB 118.

For the three months ended September 30, 2018 and 2017, the Company’s effective income tax rate was 19.2% and 9.1%, respectively. For the nine months ended September 30, 2018 and 2017, the Company’s effective income tax rate was 17.3% and 10.6%, respectively. The amount of income tax expense and the effective income tax rate increased in 2018 partially due to operating losses recorded by its retail segment for which no tax benefit was recognized on account of the valuation allowance recorded against such losses, and partially due to an increased ownership percentage of CWGS, LLC for which the Company is subject to U.S., federal and state taxes on its allocable share of income of CWGS, LLC. The Company's effective tax rate for the three months ended September 30, 2018 was lower than the federal statutory rate of 21.0% primarily due to a portion of the Company’s earnings being attributable to non-controlling interests in limited liability companies which are not subject to corporate level taxes. For the three and nine months ended September 30, 2018, measurement period adjustments discussed above increased the effective income tax rate by 188 basis points for the three months ended September 30, 2018, and decreased the effective income tax rate by 81 basis points for the nine months ended September 30, 2018. The Company's effective tax rate for the three months ended September 30, 2017 was significantly lower than the federal statutory rate of 35.0% primarily due to a portion of the Company’s earnings being attributable to non-controlling interests in limited liability companies which are not subject to corporate level taxes.

The Company evaluates its deferred tax assets on a quarterly basis to determine if they can be realized and establishes valuation allowances when it is more likely than not that all or a portion of the deferred tax assets may not be realized. At September 30, 2018 and December 31, 2017, the Company determined that all of its deferred tax assets, except those pertaining to Camping World and the direct investment in CWGS, LLC, are more likely than not to be realized. The Company maintains a full valuation allowance against the deferred tax assets of Camping World, since it was determined that it would have insufficient taxable income in the current or carryforward periods under the tax laws to realize the future tax benefits of its deferred tax assets. The Company also maintains a valuation allowance against the portion of the deferred tax asset pertaining to its direct investment in CWGS, LLC.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements related to a particular tax position are measured based on the largest benefit that has a greater than a 50% likelihood of being realized upon settlement. The amount of unrecognized tax benefits is adjusted as appropriate for changes in facts and circumstances, such as significant amendments to existing tax law, new regulations or interpretations by the taxing authorities, new information obtained during a tax examination, or resolution of an examination. As of September 30, 2018, the Company recorded $0.3 million of uncertain tax positions and none at December 31, 2017. The Company recorded $0.1 million of interest and penalties relating to income taxes for the three months and nine months ended September 30, 2018, and none for the three or nine months ended September 30, 2017.

On October 6, 2016, the Company entered into a tax receivable agreement (the “Tax Receivable Agreement”) that provides for the payment by the Company to the Continuing Equity Owners and Crestview Partners II GP, L.P. of 85% of the amount of tax benefits, if any, the Company actually realizes, or in some circumstances is deemed to realize, as a result of (i) increases in the tax basis from the purchase of common units from Crestview Partners II GP, L.P. in exchange for Class A common stock in connection with the consummation of the IPO and the related transactions and any future redemptions that are funded by the Company and any future redemptions or exchanges of common units by Continuing Equity Owners as described above and (ii) certain other tax benefits attributable to payments made under the Tax Receivable Agreement. The above payments are predicated on CWGS, LLC making an election under Section 754 of the Internal Revenue Code effective for each tax year in which a redemption or exchange (including a deemed exchange) of common units for cash or stock occur. These tax benefit payments are not conditioned upon one or more of the Continuing Equity Owners or Crestview Partners II GP, L.P. maintaining a continued ownership interest in CWGS, LLC. In general, the Continuing Equity Owners’ or Crestview Partners II GP, L.P.’s rights under the Tax Receivable Agreement are assignable, including to transferees of its common units in CWGS, LLC (other than the Company as transferee pursuant to a redemption or exchange of common units in CWGS, LLC).  The Company expects to benefit from the remaining 15% of the tax benefits, if any, which may be realized. During the nine months ended September 30, 2018 and 2017, 215,486 and 6,525,610 common units in CWGS, LLC, respectively, were exchanged for Class A common stock subject to the provisions of the Tax Receivable Agreement. The Company recognized a liability for the Tax Receivable Agreement payments due to those parties that redeemed common units, representing 85% of the aggregate tax benefits the Company expects to realize from the tax basis increases related to the exchange, after concluding it was probable that the Tax Receivable Agreement payments would be paid based on estimates of future taxable income. As of September 30, 2018 and December 31, 2017, the amount of Tax Receivable Agreement payments due under the Tax Receivable Agreement was $133.7 million and $137.7 million, respectively, of which $10.4 million and $8.1 million, respectively, were included in current portion of the Tax Receivable Agreement liability in the Condensed Consolidated Balance Sheets.

13. Related Party Transactions

Transactions with Directors, Equity Holders and Executive Officers

FreedomRoads leases various retail locations from managers and officers. During the three months ended September 30, 2018 and 2017, the related party lease expense for these locations was $0.5 million and $0.5 million, respectively. During the nine months ended September 30, 2018 and 2017, the related party lease expense for these locations was $1.5 million and $1.4 million, respectively.

In January 2012, FreedomRoads entered into a lease (the “Original Lease”) with respect to the Company’s Lincolnshire, Illinois offices, which was amended in March 2013 in connection with the Company’s leasing of additional premises within the same office building (the “Expansion Lease”). The Original Lease is payable in 132 monthly payments of base rent equal to approximately $29,000, commencing April 2013, subject to annual increases. The Expansion Lease is payable in 132 monthly payments of base rent equal to approximately $2,500, commencing May 2013, subject to annual increases. Marcus A. Lemonis, the Company’s Chairman and Chief Executive Officer, has personally guaranteed both leases. During the three months ended September 30, 2018 and 2017, the Company made payments of approximately $180,000 and $193,000, respectively, in connection with the Original Lease, which included approximately $79,000 and $94,000, respectively, for common area maintenance charges on the Original Lease, and the Company made payments of approximately $9,000 and $8,000, respectively, in connection with the Expansion Lease. During the nine months ended September 30, 2018 and 2017, the Company made payments of approximately $512,000 and $546,000, respectively, in connection with the Original Lease, which included approximately $212,000 and $252,000, respectively, for common area maintenance charges on the Original Lease, and the Company made payments of approximately $26,000 and $25,000, respectively, in connection with the Expansion Lease.

The Company paid Kaplan, Strangis and Kaplan, P.A., of which Andris A. Baltins is a member, $0.2 million and $0.3 million during the nine months ended September 30, 2018 and 2017, respectively, for legal services.

Other Transactions

The Company does business with certain companies in which Mr. Lemonis has a direct or indirect material interest. The Company purchased fixtures for interior store sets at the Company’s retail locations from Precise Graphix, LLC (“Precise Graphix”). Mr. Lemonis has a 33% economic interest in Precise Graphix and the Company paid Precise Graphix $0.8 million and $0.5 million for the three months ended September 30, 2018 and 2017, respectively, and $4.4 million and $1.7 million for the nine months ended September 30, 2018 and 2017, respectively. The Company purchased point of purchase and visual merchandise displays from JD Custom Design (“JD Custom”) for use in Camping World’s retail store operations. Mr. Lemonis is a holder of 52% of the combined voting power in JD Custom and the Company paid JD Custom $0.1 million and $0 million for the three months ended September 30, 2018 and 2017,respectively, and paid $0.4 million and $0 for the nine months ended September 30, 2018 and 2017, respectively.

Cumulus Media Inc. (“Cumulus Media”) has provided radio advertising for the Company through Cumulus Media’s subsidiary, Westwood One, Inc. Crestview Partners II GP, L.P., an affiliate of CVRV, was the beneficial owner of Cumulus Media’s Class A common stock, until Crestview Partners II GP, L.P.’s most recently filed Schedule 13D amendment with respect to Cumulus Media on June 6, 2018 advised of no further beneficial ownership of Cumulus Media stock. The Company incurred expense from Cumulus Media for the aforementioned advertising services of $0.1 million and $0.4 million for the three months ended September 30, 2018 and 2017, respectively, and $0.2 million and $0.4 million for the nine months ended September 30, 2018, respectively.

The Company does business with certain companies in which Stephen Adams, a member of the Company’s board of directors, has a direct or indirect material interest. The Company from time to time purchases advertising services from Adams Radio of Fort Wayne LLC (“Adams Radio”), in which Mr. Adams has an indirect 90% interest. The Company paid Adams Radio $0.0 million for both the three months ended September 30, 2018 and 2017, respectively, and $0.2 million and $0 for the nine months ended September 30, 2018 and 2017, respectively.

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

As required by the LLC Agreement, the Company must, at all times, maintain a one-to-one ratio between the number of outstanding shares of Class A common stock and the number of common units of CWGS, LLC owned by CWH (subject to certain exceptions for treasury shares and shares underlying certain convertible or exchangeable securities).

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

As of September 30, 2018 and December 31, 2017, there were 88,731,980 and 88,639,567 common units of CWGS, LLC outstanding, respectively, of which CWH owned 37,056,971 and 36,749,072 common units of CWGS, LLC, respectively, representing 41.8% and 41.5% ownership interests in CWGS, LLC, respectively, and the Continuing Equity Owners owned 51,675,009 and 51,890,495 common units of CWGS, LLC, respectively, representing 58.2% and 58.5% ownership interests in CWGS, LLC, respectively.

The following table summarizes the effects of changes in ownership in CWGS, LLC on the Company’s equity:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2018	2017	2018	2017

Net income attributable to Camping World Holdings, Inc.	$14,016	$19,589	$45,228	$46,455
Transfers to non-controlling interests:
Decrease in additional paid-in capital as a result of the purchase of common units from CWGS, LLC with proceeds from a public offering	—	—	—	(87,203)
Decrease in additional paid-in capital as a result of the contribution of Class A common stock to CWGS, LLC for an acquisition by a subsidiary	—	(3,678)	—	(3,678)
Decrease in additional paid-in capital as a result of the purchase of common units from CWGS, LLC with proceeds from the exercise of stock options	(4)	—	(86)	—
Increase in additional paid-in capital as a result of the vesting of restricted stock units	44	—	73	—
Increase in additional paid-in capital as a result of the redemption of common units of CWGS, LLC	2,485	13,891	4,332	67,471
Change from net income attributable to Camping World Holdings, Inc. and transfers to non-controlling interests	$16,541	$29,802	$49,547	$23,045

16. Equity-based Compensation Plans

The following table summarizes the equity-based compensation that has been included in the following line items within the consolidated statements of operations during:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
($ in thousands)	2018	2017	2018	2017
Equity-based compensation expense:
Costs applicable to revenue	$223	$81	$570	$254
Selling, general, and administrative	3,965	1,123	9,965	2,538
Total equity-based compensation expense	$4,188	$1,204	$10,535	$2,792

The following table summarizes stock option activity for the nine months ended September 30, 2018:

Stock Options
(in thousands)
Outstanding at December 31, 2017	953
Exercised	(7)
Forfeited	(48)
Outstanding at September 30, 2018	898
Options exercisable at September 30, 2018	171

The following table summarizes restricted stock unit activity for the nine months ended September 30, 2018:

Restricted
Stock Units
(in thousands)
Outstanding at December 31, 2017	1,247
Granted	725
Vested	(89)
Forfeited	(52)
Outstanding at September 30, 2018	1,831

The weighted-average grant date fair value of restricted stock units granted during the nine months ended September 30, 2018 was $25.73.

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

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands except per share amounts)	2018	2017	2018	2017
Numerator:
Net income	$47,909	$83,752	$147,000	$238,468
Less: net income attributable to non-controlling interests	(33,893)	(64,163)	(101,772)	(192,013)
Net income attributable to Camping World Holdings, Inc. — basic	14,016	19,589	45,228	46,455
Add: reallocation of net income attributable to non-controlling interests from the assumed dilutive effect of stock options and RSUs	9	—	—	—
Add: Reallocation of net income attributable to non-controlling interests from the assumed exchange of common units of CWGS, LLC for Class A common stock	—	—	61,751	117,482
Net income attributable to Camping World Holdings, Inc. — diluted	$14,025	$19,589	$106,979	$163,937
Denominator:
Weighted-average shares of Class A common stock outstanding — basic	37,018	29,522	36,933	23,854
Dilutive options to purchase Class A common stock	—	—	104	—
Dilutive restricted stock units	37	—	103	—
Dilutive common units of CWGS, LLC that are convertible into Class A common stock	—	—	51,751	62,093
Weighted-average shares of Class A common stock outstanding — diluted	37,055	29,522	88,891	85,947

Earnings per share of Class A common stock — basic	$0.38	$0.66	$1.22	$1.95
Earnings per share of Class A common stock — diluted	$0.38	$0.66	$1.20	$1.91

Weighted-average anti-dilutive securities excluded from the computation of diluted earnings per share of Class A common stock:
Stock options to purchase Class A common stock	903	1,063	611	1,086
Restricted stock units	1,639	362	851	246
Common units of CWGS, LLC that are convertible into Class A common stock	51,708	58,930	—	—

Shares of the Company’s Class B common stock and Class C common stock do not share in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B common stock or Class C common stock under the two-class method has not been presented.

18. Segments Information

During the quarter ended September 30, 2018, the Company’s board of directors appointed Brent Moody, formerly the Chief Operating and Legal Officer, as President of the Company. In this new role, the Company determined that Mr. Moody now performs the role of chief operating decision maker together with the Chief Executive Officer. Additionally, responsibilities of certain members of senior management of the Company were realigned to maximize the contributions of the Company’s recent acquisitions of Retail  businesses. As a result of these changes, the Company has determined that its reportable segments have changed. The Company’s new reportable segments have been identified based on various commonalities amongst the Company’s individual product lines, which is consistent with the Company’s operating structure and associated management structure and management evaluates the performance of and allocates resources to these segments based on segment revenues and segment profit. The segment reporting for prior comparative periods have been recasted to conform to the current period presentation.

The Company previously had two reportable segments: (i) Consumer Services and Plans; and (ii) Retail. Following the realignment, the Company now has three reportable segments: (i) Consumer Services and Plans, (ii) Dealership, and (iii) Retail. The Company’s Consumer Services and Plans segment remains the same as prior periods and primarily derives revenue from the sale of emergency roadside assistance; property and casualty insurance programs; travel assist programs; extended vehicle service contracts; co-branded credit cards; vehicle financing and refinancing; club memberships; and publications and directories. The Company has separated the prior Retail segment into two distinct segments: Dealership and Retail. The Company’s Dealership segment primarily derives revenue from the sale of new and used RVs, parts, service and other, and finance and insurance products. The Company’s Retail segment primarily derives revenue from the sale of the following: products, parts, service and other, including RV accessories and supplies; and camping, hunting, fishing, skiing, snowboarding, bicycling, skateboarding, marine and watersport equipment and supplies. As noted above, both the Dealership and Retail segments derive revenue from the sale of parts, services and other revenues since certain retail locations without associated dealerships have the capability to perform RV repair and maintenance services. Additionally, certain RV parts and accessories can be sold to customers at a dealership or retail location. The revenues and related costs of revenues for these parts and services are recorded in the segment that enters into the transaction with the customer, either Dealership or Retail. Corporate and other is comprised of the corporate operations of the Company.

The reportable segments identified above are the business activities of the Company for which discrete financial information is available and for which operating results are regularly reviewed by the Company’s chief operating decision maker to allocate resources and assess performance. The Company’s chief operating decision maker is a group comprised of the Chief Executive Officer and the President.

Reportable segment revenue, segment income, floor plan interest expense, depreciation and amortization, other interest expense, total assets, and capital expenditures are as follows:

	Three Months Ended September 30, 2018					Three Months Ended September 30, 2017
	Consumer					Consumer
	Services			Intersegment		Services			Intersegment
($ in thousands)	and Plans(1)	Dealership(1)	Retail(1)	Eliminations	Total	and Plans(1)	Dealership(1)	Retail(1)	Eliminations	Total
Revenue:
Consumer services and plans	$52,226	$—	$—	$(182)	$52,044	$46,342	$—	$—	$(173)	$46,169
New vehicles	—	699,263	—	(1,946)	697,317	—	714,966	—	(1,604)	713,362
Used vehicles	—	198,555	—	(798)	197,757	—	188,547	—	(1,084)	187,463
Dealership parts, services and other	—	71,607	—	—	71,607	—	66,847	—	—	66,847
Finance and insurance, net	—	112,477	—	(3,018)	109,459	—	103,135	—	(2,277)	100,858
Retail	—	—	218,977	(34,434)	184,543	—	—	152,016	(31,113)	120,903
Total consolidated revenue	$52,226	$1,081,902	$218,977	$(40,378)	$1,312,727	$46,342	$1,073,495	$152,016	$(36,251)	$1,235,602

	Nine Months Ended September 30, 2018					Nine Months Ended September 30, 2017
	Consumer					Consumer
	Services			Intersegment		Services			Intersegment
($ in thousands)	and Plans(1)	Dealership(1)	Retail(1)	Eliminations	Total	and Plans(1)	Dealership(1)	Retail(1)	Eliminations	Total
Revenue:
Consumer services and plans	$160,509	$—	$—	$(1,909)	$158,600	$145,932	$—	$—	$(1,414)	$144,518
New vehicles	—	2,090,364	—	(6,018)	2,084,346	—	1,982,644	—	(5,172)	1,977,472
Used vehicles	—	582,816	—	(2,322)	580,494	—	531,324	—	(2,427)	528,897
Dealership parts, services and other	—	210,024	—	—	210,024	—	185,586	—	—	185,586
Finance and insurance, net	—	334,288	—	(8,920)	325,368	—	273,222	—	(6,015)	267,207
Retail	—	—	557,465	(96,828)	460,637	—	—	381,449	(88,866)	292,583
Total consolidated revenue	$160,509	$3,217,492	$557,465	$(115,997)	$3,819,469	$145,932	$2,972,776	$381,449	$(103,894)	$3,396,263

(1)	Segment revenue includes intersegment revenue.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
($ in thousands)	2018	2017	2018	2017
Segment income:(1)
Consumer services and plans	$26,018	$21,675	$81,732	$71,887
Dealership	85,529	97,116	262,215	259,710
Retail	(20,674)	(5,122)	(79,668)	(4,531)
Total segment income	90,873	113,669	264,279	327,066
Corporate & other	(1,606)	(2,037)	(4,570)	(6,461)
Depreciation and amortization	(13,179)	(8,382)	(34,207)	(22,819)
Other interest expense, net	(16,794)	(11,012)	(45,740)	(30,973)
Tax Receivable Agreement liability adjustment	—	(96)	—	(79)
Loss and expense on debt restructure	—	—	(2,056)	—
Income before income taxes	$59,294	$92,142	$177,706	$266,734

(1)	Segment income is defined as income from operations before depreciation and amortization plus floor plan interest expense.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
($ in thousands)	2018	2017	2018	2017
Depreciation and amortization:
Consumer services and plans	$951	$888	$2,546	2,889
Dealership	3,975	3,466	11,676	10,130
Retail	8,058	3,800	19,790	9,457
Subtotal	12,984	8,154	34,012	22,476
Corporate & other	195	228	195	343
Total depreciation and amortization	$13,179	$8,382	$34,207	$22,819

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
($ in thousands)	2018	2017	2018	2017
Other interest expense, net:
Consumer services and plans	$1	$1	$(1)	$5
Dealership	1,183	876	3,626	2,916
Retail	178	547	558	1,459
Subtotal	1,362	1,424	4,183	4,380
Corporate & other	15,432	9,588	41,557	26,593
Total interest expense	$16,794	$11,012	$45,740	$30,973

	September 30,	December 31,
($ in thousands)	2018	2017

Assets:
Consumer services and plans	$140,992	$180,295
Dealership	1,685,916	1,715,084
Retail	775,383	363,451
Subtotal	2,602,291	2,258,830
Corporate & other	224,807	302,647
Total assets	$2,827,098	$2,561,477

19. Subsequent Event

On November 2, 2018, Camping World Property, Inc. (the ‘‘Real Estate Borrower’’), an indirect wholly-owned subsidiary of CWGS, LLC, and CIBC Bank USA (“Lender”), entered into a loan and security agreement for a real estate credit facility with an aggregate maximum principal amount of $21.525 million (“Real Estate Facility”).  Borrowings under the Real Estate Facility are guaranteed by CWGS Group, LLC, a wholly-owned subsidiary of CWGS, LLC (“Real Estate Facility Guarantor”). The Real Estate Facility may be used to finance the acquisition of real estate assets. Concurrent with the establishment of the Real Estate Facility, the Real Estate Borrower borrowed $4.2 million to acquire a distribution facility leased prior to the acquisition thereof. The Real Estate Facility will be secured by first priority security interest on the real estate assets acquired with the proceeds of the Real Estate Facility (“Real Estate Facility Properties”). The Real Estate Facility matures on October 31, 2023.

The borrowings under the Real Estate Facility bear interest at a rate per annum equal to, at our option, either: (a) a floating rate tied to the London Interbank Eurodollar market (the ‘‘Floating LIBO Rate’’), plus 2.75%, in the case of Floating LIBO Rate loans or (b) a base rate determined by reference to the greater of: (i) the federal funds rate plus 0.50%, and (ii) the prime rate published by Lender, plus 0.75%, in the case of base rate loans.

The Real Estate Borrower was required to pay a commitment fee equal to the product of: (i) 0.50%, and (ii) the aggregate principal amount of the Real Estate Facility.

In addition to other customary covenants, the loan and security agreement governing the Real Estate Facility requires the Real Estate Borrower to comply on a quarterly basis, with respect to each of the individual Real Estate Facility Properties, with a debt service coverage ratio of 1.250 to 1.000.

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

For purposes of this Form 10-Q, we define an "Active Customer" as a customer who has transacted with us in any of the eight most recently completed fiscal quarters prior to the date of measurement. Unless otherwise indicated, the date of measurement is September 30, 2018, our most recently completed fiscal quarter.  Additionally, references herein to the approximately 9 million U.S. households that own a recreational vehicle ("RV") are based on The RV Consumer in 2011, an industry report published by the University of Michigan in 2011 (the "RV Survey"), which we believe to be the most recent such survey.

Overview

We believe we are the only provider of a comprehensive portfolio of services, protection plans, products, and resources for RV enthusiasts. We believe there are approximately 9 million households in the United States that own an RV, and at September 30, 2018, we had approximately 3.8 million RV-related Active Customers, excluding the impact of the acquisition of certain assets of Gander Mountain Company (“Gander Mountain,” and upon acquisition and rebranding, “Gander Outdoors”) and its Overton’s, Inc. business (“Overton’s”) in May 2017 (“Gander Mountain Acquisition”), further described below. We generate recurring revenue by providing RV owners and outdoor enthusiasts the full spectrum of services, protection plans, products, and resources that we believe are essential to operate, maintain, and protect their RV and to enjoy the RV and outdoor lifestyles. We provide these offerings primarily through our three iconic brands, Good Sam, Camping World and Gander Outdoors.

We believe our Good Sam branded offerings provide the industry’s broadest and deepest range of services, protection plans, products, and resources, including: extended vehicle service contracts and insurance protection plans, roadside assistance, membership clubs, and financing products. A majority of these programs are on a multi-year or annually renewable basis.

Our Camping World brand operates the largest national network of RV‑centric retail locations in the United States through our 136 Dealership locations in 36 states, as of September 30, 2018, and through our e‑commerce platforms. We believe we are significantly larger in scale than our next largest competitor. We provide new and used RVs, repair parts, RV accessories and supplies, RV repair and maintenance services, protection plans, travel assistance plans, RV financing, and RV lifestyle products and services for new and existing RV owners. Our retail locations are staffed with knowledgeable local team members, providing customers access to extensive RV expertise. Our retail locations are strategically located in key national RV markets.

In 2017, we expanded our products and services focus to outdoor sports and retail by including an array of outdoor products, apparel and gear and active sportswear and gear to target the broader group of outdoor and active sports enthusiasts. On May 26, 2017, we acquired certain assets of Gander Mountain, which specialized in the hunting, camping, fishing, shooting sports, and outdoor markets, and its Overton’s marine and watersports business through a bankruptcy auction. On August 17, 2017, we acquired Active Sports, Inc. which included TheHouse.com, (an online retail component of the business) specializing in biking, sailboarding, skateboarding, wakeboarding, snowboarding and outdoor gear. On September 22, 2017, we acquired EIGHTEEN0THREE LLC, dba W82 (“W82”), which specializes in snowboarding, skateboarding, longboarding, swimwear, footwear, apparel and accessories. On October 19, 2017, we acquired Uncle Dan's LTD, a specialty retailer of outdoor gear, apparel and camping supplies. In addition, on January 30, 2018, we acquired Erehwon, a leading Midwest specialty retailer of outdoor gear and apparel with four retail locations. On April 19, 2018 we acquired Rock Creek Outfitters (“Rock Creek”), a specialty outdoor retailer of outdoor gear for kayaking, rock climbing, camping and hiking with seven retail locations.

As of September 30, 2018, we operated a total of 227 locations which consisted of the following: 131 Dealership locations (excluding five that were operated at Gander Outdoors locations), 14 Camping World RV products, parts and services locations without associated dealerships, 60 Gander Outdoors locations, one Overton’s location, two TheHouse.com locations, two W82 locations, six Uncle Dan’s locations, four Erehwon locations and seven Rock Creek locations. Of the 227 locations, 129 sold RV products, parts and services, excluding three Camping World RV products, parts and services locations that merged into Gander Outdoors locations.

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

Segments

As discussed in Note 18 – Segments Information to our consolidated financial statements included in Part I, Item 1 of this Form 10-Q, we have determined that our reportable segments have changed during the three months ended September 30, 2018. The segment reporting for prior periods has been reclassified to conform to the current period presentation.

We identify our reporting segments based on the organizational units used by management to monitor performance and make operating decisions. Our operations consist of three primary businesses, or segments: (i) Consumer Services and Plans, (ii) Dealership, and (iii) Retail. We provide Consumer Services and Plans offerings through our Good Sam brand, Dealership offerings through our Camping World brand and Retail products primarily through our Camping World and Gander Outdoors brands. Within the Consumer Services and Plans segment, we primarily derive revenue from the sale of the following offerings: emergency roadside assistance; property and casualty insurance programs; travel assist programs; extended vehicle service contracts; co-branded credit cards; vehicle financing and refinancing; club memberships; and publications and directories. Within the Dealership segment, we primarily derive revenue from the sale of new and used recreational vehicles (“RV’s”), Dealership parts, service and other products, and finance and insurance products. Within the Retail segment, we primarily derive revenue from the sale of the following: products, parts and services, including RV accessories and supplies; and camping, hunting, fishing, skiing, snowboarding, bicycling, skateboarding, marine and watersport equipment and supplies. See Note 18 — Segment Information to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

Growth Strategies and Outlook

We believe the increase in the number of light-weight towable RVs offered by the manufacturers, the increase in the number of pickup trucks and sport utility vehicles (“SUV’s) in operation, the ease of towing and the affordability of many of the light-weight RVs, the savings RVs offer on a variety of vacation costs, an increase in the pool of potential RV customers due to an aging baby boomer and millennial demographic, and the increased RV ownership among younger consumers should continue to increase the installed base of RV owners, and will have a positive impact on RV usage.

We plan to take advantage of these positive trends in RV usage to pursue the following strategies to continue to grow our revenue and profits:

•

Grow our Active Customer Base. We believe our comprehensive portfolio of RV products, services and protection plans, increasing number of locations, strong brands, leading market position, ongoing investment in our service platform, and full suite of resources will continue to provide us with competitive advantages in targeting and capturing a larger share of RV and outdoor related market share. We expect to continue to grow our Active Customer base primarily through three strategies:

•

Acquiring Retail Locations:  The RV dealership industry is highly fragmented with a large number of independent RV dealers. We use acquisitions of independent dealers as a fast and capital efficient alternative to new retail location openings to expand our business and grow our customer base.

•

Opening New Greenfield Retail Locations:  We establish retail locations in new and existing markets to expand our customer base. Target markets and locations are identified by employing proprietary data and analytical tools.

•

Targeted Marketing:  We continuously work to attract new customers to our existing retail and online locations through targeted marketing, attractive introductory offerings, and access to our wide array of resources for RV and outdoor enthusiasts.

•

Cross‑Sell Products and Services.  We believe our customer database of over 26 million unique contacts, including through our Retail segment, provides us with the opportunity to continue our growth through the cross‑selling of our products and services. We use our customized CRM system and database analytics to proactively market and cross‑sell to Active Customers. We also seek to increase the penetration of our products to customers who exhibit higher multi‑product attachment rates.

•

New Products and Vertical Acquisitions. The introduction of new products enhances our cross‑selling effort, both by catering to evolving customer demands and by bringing in new customers. Through relationships with existing suppliers and through acquisitions, we look to increase the new products we can offer to our customers. Similarly, an opportunistic vertical acquisition strategy allows us to earn an increased margin on our services, protection plans, and products, and we evaluate such acquisitions that can allow us to capture additional sales from our customers at attractive risk‑adjusted returns.

With the increasing ease of use and affordability of RV vehicles, we believe there is an opportunity to sell RVs and our comprehensive portfolio of services, protection plans, products and resources to a broader group of outdoor and active sports enthusiasts who enjoy skiing, snowboarding, bicycling, skateboarding, camping, fishing, hunting, hiking, rock climbing, marine and watersports, and other outdoor active sports and activities. By expanding our array of products and services to include outdoor products, apparel and gear, as well as active sportswear and gear to target this broader group of outdoor and active sports enthusiasts, and by enhancing the benefits of membership in our Good Sam Club to provide additional benefits and savings to this broader group of outdoor and active sports enthusiasts, we believe we have the opportunity to expand our base of Active Customers and enhance the long-term value of the Good Sam consumer services and plans. We made several strategic acquisitions in the retail space in 2017 and early 2018, including Gander Mountain, Overton’s, Active Sports, Inc., W82, Uncle Dan’s Outfitters, Erehwon and Rock Creek.

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

Key Revenue Drivers and Performance Indicators

Revenue across each of our three reporting segments is impacted by the following key revenue drivers:

Number of Active Customers.  Approximately 9 million households in the United States own an RV, and of that installed base, we had approximately 3.8 million and 3.5 million RV-related Active Customers, as of September 30, 2018 and 2017, respectively, excluding the impact of the acquisition of Gander Mountain and Overton’s in May 2017. Including Gander Outdoors and Overton’s Active Customers of approximately 365,000 and 280,000, respectively, our total active customer count at September 30, 2018 was approximately 4.5 million. Our Active Customer base is an integral part of our business model and has a significant effect on our revenue. We attract new customers to our business primarily through our retail locations, e-commerce platforms, and direct marketing. Once we acquire our customers through a transaction, they become part of our customer database where we use CRM tools to cross‑sell Active Customers additional products and services.

Consumer Services and Plans.  The majority of our Consumer Services and Plans, such as our roadside assistance, extended service contracts, insurance programs, travel assist, and our Good Sam and Coast to Coast clubs, are built on a recurring revenue model. A majority of these programs are on a multiyear or annually renewable basis and have annualized fees typically ranging from $20 to $5,200. We believe that many of these products and services are essential for our customers to operate, maintain and protect their RVs, and to enjoy the RV lifestyle, resulting in attractive annual retention rates. As we continue to grow our Consumer Services and Plans business, we expect to further enhance our visibility with respect to revenue and cash flow, and increase our overall profitability. As of September 30, 2018 and December 31, 2017, we had 2.1 million and 1.8 million club members in our Good Sam and Coast to Coast clubs, respectively.

Dealership Locations.  We open new Dealership locations through new greenfield builds and acquisitions. Our new Dealership locations are one of the primary ways in which we attract new customers to our business. Our Dealership locations typically offer new and used RVs, RV finance and insurance products, and services. For the nine months ended September 30, 2018 and 2017, we opened seven and fifteen acquired Dealership locations, respectively, and opened zero and one greenfield location, respectively. In addition, we acquired a dealership in Worthing, South Dakota in April, 2018 and subsequently merged the operations of the acquired dealership into our existing dealership within the same market. As of September 30, 2018, we operated a total of 136 Dealership locations.

Retail Locations.  We open new Retail locations through new store builds and acquisitions. These new retail locations are one of the primary ways in which we attract new customers to our business. Our RV products, parts and services locations typically offer our full array of products and services, protection plans, a selection of OEM and aftermarket repair parts, RV accessories, RV maintenance products, supplies, and other outdoor lifestyle products. For the nine months ended September 30, 2018 and 2017, we opened three and eleven acquired RV products, parts and services locations, respectively. In addition, in the nine months ended September 30, 2018 we opened fifty-nine Gander Outdoors locations and closed one location; and closed two Overton’s locations; opened one Uncle Dan’s location; acquired four Erehwon locations; and acquired seven Rock Creek locations (see Note 11 — Acquisitions to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q). In the nine months ended September 30, 2018, we converted one RV products, parts and services location to an Overton’s store, and converted three Camping World RV products, parts and services locations into Gander Outdoors locations.

As of September 30, 2018, we operated a total of 211 Retail locations, which included 129 RV products, parts and services locations, 60 Gander Outdoors locations, one Overton’s location, two TheHouse.com locations, two W82 locations, six Uncle Dan’s locations, four Erehwon locations and seven Rock Creek locations.  Given our lack of operating history of these Retail locations, we have experienced, and expect to continue to be exposed to, longer start up times to reach profitability than our traditional greenfield location openings. We anticipate that these new Retail locations will continue to negatively impact our consolidated gross margins and Retail gross margins during the ramp-up period.

Same store sales.  Same store sales measures the performance of a Dealership or Retail location during the current reporting period against the performance of the same Dealership or Retail location in the corresponding period of the previous year. Same store sales calculations for a given period include only those stores that were open both at the end of the corresponding period and at the beginning of the preceding fiscal year.

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

As of September 30, 2018 and 2017, we had, respectively, a base of 105 and 98 Dealership same stores and 116 and 115 Retail same stores. For the nine months ended September 30, 2018 and 2017, our aggregate same store sales were $2.91 billion and $2.95 billion, respectively, consisting of same store Dealership sales of $2.72 billion and $2.75 billion, respectively, and same store Retail sales of $184.7 million and 195.0 million, respectively.

The table below summarizes our store locations as of September 30, 2018 and 2017:

	2018	2017
Dealership and Retail co-located locations	120	116
Dealership only locations	16	5
Retail only locations	91	21
Total locations	227	142

In the first nine months of 2018 we closed three RV products, parts and services locations (Rogers, Minnesota, Winter Garden, Florida, and Cleburne, Texas). In addition, we closed two Overton’s locations in 2018 and opened one in our Rogers, Minnesota location which previously was an RV products, parts and accessory location.

Other Key Performance Indicators

Gross Profit and Gross Margins.  Gross profit is our total revenue less our total costs applicable to revenue. Our total costs applicable to revenue primarily consists of the cost of goods and cost of sales, exclusive of depreciation and amortization. Gross margin is gross profit as a percentage of revenue.

Our gross profit is variable in nature and generally follows changes in our revenue. While gross margins for our Dealership and Retail segments are lower than our gross margins for our Consumer Services and Plans segment, these segments generate significant gross profit and are our primary means of acquiring new customers, to which we then cross-sell our higher margin products and services with recurring revenue.

We believe the overall growth of our Dealership and Retail segments will allow us to continue to drive growth in gross profits due to our ability to cross‑sell our consumer services and plans to our increasing Active Customer base. For the three months ended September 30, 2018 and 2017, gross profit was $30.5 million and $26.1 million, respectively, and gross margin was 58.7% and 56.5%, respectively, for our Consumer Services and Plans segment, gross profit was $277.8 million and $282.1 million, respectively, and gross margin was 25.8% and 26.4%, respectively, for our Dealership segment, and gross profit was $67.9 million and $47.0 million, respectively, and gross margin was 36.8% and 38.9%, respectively, for our Retail segment. For the nine months ended September 30, 2018 and 2017, gross profit was $93.5 million and $82.7 million, respectively, and gross margin was 59.0% and 57.2%, respectively, for our Consumer Services and Plans segment, gross profit was $835.7 million and $773.6 million, respectively, and gross margin was 26.1% and 26.1%, respectively, for our Dealership segment, and gross profit was $168.0 million and $123.4 million, respectively, and gross margin was 36.5% and 42.2%, respectively, for our Retail segment.

SG&A as a percentage of Gross Profit.  Selling, general and administrative (“SG&A”) expenses as a percentage of gross profit allows us to monitor our expense control over a period of time. SG&A consists primarily of wage‑related expenses, selling expenses related to commissions and advertising, lease expenses and corporate overhead expenses. We calculate SG&A expenses as a percentage of gross profit by dividing SG&A expenses for the period by total gross profit. For the three months ended September 30, 2018 and 2017, SG&A as a percentage of gross profit was 74.0% and 66.5%, respectively. For the nine months ended September 30, 2018 and 2017, SG&A as a percentage of gross profit was 73.6% and 65.3%, respectively. We expect SG&A expenses to increase as we open new retail locations through organic growth and acquisitions, which we also expect will drive increases in revenue and gross profit. SG&A expenses for the nine months ended September 30, 2018 and 2017 included SG&A expenses related to Gander Outdoors of $103.0 million and $9.8 million, respectively, and we will continue to incur these expenses in the fourth quarter of 2018 and beyond with the planned opening of additional Gander Outdoors locations. We expect that these increases in SG&A expenses will drive increases in revenue and gross profit, although these increases may initially be slower than our historical greenfield locations due to longer ramp-up times, which may negatively impact our SG&A as a percentage of gross profit.

Adjusted EBITDA and Adjusted EBITDA Margin.  Adjusted EBITDA and Adjusted EBITDA Margin are some of the primary metrics management uses to evaluate the financial performance of our business. Adjusted EBITDA and Adjusted EBITDA Margin are also frequently used by analysts, investors, and other interested parties to evaluate companies in our industry. Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP metrics. We use Adjusted EBITDA and Adjusted EBITDA Margin to supplement GAAP measures of performance as follows:

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

We define Adjusted EBITDA as net income before other interest expense, net (excluding floor plan interest expense), provision for income tax expense, depreciation and amortization, loss and expense on debt restructure, loss (gain) on sale of assets, equity-based compensation, Tax Receivable Agreement liability adjustment, transaction expenses related to acquisitions, Gander Outdoors pre-opening costs, and other unusual or one‑time items. We calculate Adjusted EBITDA Margin by dividing Adjusted EBITDA by total revenue for the period. Adjusted EBITDA and Adjusted EBITDA Margin are not GAAP measures of our financial performance and should not be considered as alternatives to net income or net income margin, respectively, as measures of financial performance, or any other performance measure derived in accordance with GAAP. Adjusted EBITDA and Adjusted EBITDA Margin should not be construed as an inference that our future results will be unaffected by unusual or non‑recurring items. Additionally, Adjusted EBITDA and

Adjusted EBITDA Margin are not intended to be a measure of discretionary cash to invest in the growth of our business, as it does not reflect tax payments, debt service requirements, capital expenditures and certain other cash costs that may recur in the future, including, among other things, cash requirements for working capital needs and cash costs to replace assets being depreciated and amortized. Management compensates for these limitations by relying on our GAAP results in addition to using Adjusted EBITDA and Adjusted EBITDA Margin supplementally. Our measure of Adjusted EBITDA is not necessarily comparable to similarly titled captions of other companies due to different methods of calculation. For a reconciliation of Adjusted EBITDA to net income, a reconciliation of Adjusted EBITDA Margin to net income margin, and a further discussion of how we utilize these non-GAAP financial measures, see “Non-GAAP Financial Measures” below.

Non-GAAP Financial Measures

To supplement our consolidated financial statements, which are prepared and presented in accordance with accounting principles generally accepted in the United States (“GAAP”), we use the following non-GAAP financial measures: EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Net Income Attributable to Camping World Holdings, Inc. – Basic, Adjusted Net Income Attributable to Camping World Holdings, Inc. – Diluted, Adjusted Earnings Per Share – Basic, and Adjusted Earnings Per Share – Diluted (collectively the "Non-GAAP Financial Measures"). We believe that these Non-GAAP Financial Measures, when used in conjunction with GAAP financial measures, provide useful information about operating results, enhance the overall understanding of past financial performance and future prospects, and allow for greater transparency with respect to the key metrics we use in our financial and operational decision making. These non-GAAP measures are also frequently used by analysts, investors and other interested parties to evaluate companies in the Company’s industry. The presentation of this financial information is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP, and they should not be construed as an inference that the Company’s future results will be unaffected by any items adjusted for in these non-GAAP measures. In evaluating these non-GAAP measures, you should be aware that in the future the Company may incur expenses that are the same as or similar to some of those adjusted in this presentation. The Non-GAAP Financial Measures that we use are not necessarily comparable to similarly titled measures used by other companies due to different methods of calculation.

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

The following table reconciles EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin to the most directly comparable GAAP financial performance measures, which are net income, net income, and net income margin, respectively:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
($ in thousands)	2018	2017	2018	2017
EBITDA:
Net income	$47,909	$83,752	$147,000	$238,468
Other interest expense, net	16,794	11,012	45,740	30,973
Depreciation and amortization	13,179	8,382	34,207	22,819
Income tax expense	11,385	8,390	30,706	28,266
Subtotal EBITDA	89,267	111,536	257,653	320,526
Loss and expense on debt restructure (a)	—	—	2,056	—
Loss (gain) on sale of assets (b)	843	(5)	987	(292)
Equity-based compensation (c)	4,188	1,204	10,535	2,792
Tax Receivable Agreement liability adjustment (d)	—	96	—	79
Acquisitions - transaction expense (e)	—	453	—	2,553
Gander Outdoors pre-opening costs (f)	5,765	7,318	40,771	8,669
Adjusted EBITDA	$100,063	$120,602	$312,002	$334,327

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(as percentage of total revenue)	2018	2017	2018	2017
EBITDA margin:
Net income margin	3.6%	6.8%	3.8%	7.0%
Other interest expense, net	1.3%	0.9%	1.2%	0.9%
Depreciation and amortization	1.0%	0.7%	0.9%	0.7%
Income tax expense	0.9%	0.7%	0.8%	0.8%
Subtotal EBITDA margin	6.8%	9.0%	6.7%	9.4%
Loss and expense on debt restructure (a)	—	—	0.1%	—
Loss (gain) on sale of assets (b)	0.1%	(0.0%)	0.0%	(0.0%)
Equity-based compensation (c)	0.3%	0.1%	0.3%	0.1%
Tax Receivable Agreement liability adjustment (d)	—	0.0%	—	0.0%
Acquisitions - transaction expense (e)	—	0.0%	—	0.1%
Gander Outdoors pre-opening costs (f)	0.4%	0.6%	1.1%	0.3%
Adjusted EBITDA margin	7.6%	9.8%	8.2%	9.8%

(a)	Represents the loss and expense incurred on debt restructure and financing expense incurred from the Third Amendment to the Credit Agreement in 2018.
(b)	Represents an adjustment to eliminate the losses and gains on sales of various assets.
(c)	Represents non-cash equity-based compensation expense relating to employees and directors of the Company.
(d)	Represents an adjustment to eliminate the loss on remeasurement of the Tax Receivable Agreement primarily due to changes in our effective income tax rate.
(e)	Represent transaction expenses, primarily legal costs, associated with acquisitions into new or complementary markets, including the Gander Mountain Acquisition.
(f)

Represents pre-opening store costs associated with the Gander Outdoors store openings, which is comprised of 1) Gander Outdoors-specific corporate and retail overhead, 2) distribution center expenses, and 3) store-level startup expenses. As discussed in Note 11 - Acquisitions to our consolidated financial statements included in Part I, Item 1 of this Form 10-Q, the Company incurred and expects to continue to incur significant costs related to the initial rollout of Gander Outdoors locations, which is expected to be substantially complete by December 31, 2018. Based on the nature of the acquisition through a bankruptcy auction and the large quantity of retail locations opened and to be opened in a very compressed timeframe, the Company does not deem the pre-opening store costs for the initial rollout of Gander Outdoors locations to be normal, recurring charges. The Company does not intend to adjust for pre-opening store costs other than for the initial rollout of Gander Outdoors.

Adjusted Net Income Attributable to Camping World Holdings, Inc. and Adjusted Earnings Per Share

We define “Adjusted Net Income Attributable to Camping World Holdings, Inc. – Basic” as net income attributable to Camping World Holdings, Inc. adjusted for the impact of certain non-cash and other items that we do not consider in our evaluation of ongoing operating performance. These items include, among other things, loss (gain) and expense on debt restructure, loss (gain) on sale of assets, equity-based compensation, Tax Receivable Agreement liability adjustment, transaction expenses related to acquisitions, Gander Outdoors pre-opening costs, other unusual or one-time items, the income tax expense effect of these adjustments, and the effect of net income attributable to non-controlling interests from these adjustments.

We define “Adjusted Net Income Attributable to Camping World Holdings, Inc. – Diluted” as Adjusted Net Income Attributable to Camping World Holdings, Inc. – Basic adjusted for the reallocation of net income attributable to non-controlling interests from stock options and restricted stock units, if dilutive, or the assumed exchange, if dilutive, of all outstanding common units in CWGS, LLC for shares of newly-issued Class A common stock of Camping World Holdings, Inc.

We define “Adjusted Earnings Per Share – Basic” as Adjusted Net Income Attributable to Camping World Holdings, Inc. - Basic divided by the weighted-average shares of Class A common stock outstanding. We define “Adjusted Earnings Per Share – Diluted” as Adjusted Net Income Attributable to Camping World Holdings, Inc. – Diluted divided by the weighted-average shares of Class A common stock outstanding, assuming (i) the exchange of all outstanding common units in CWGS, LLC for newly-issued shares of Class A common stock of Camping World Holdings, Inc., if dilutive, and (ii) the dilutive effect of stock options and restricted stock units, if any. We present Adjusted Net Income Attributable to Camping World Holdings, Inc. – Basic, Adjusted Net Income Attributable to Camping World Holdings, Inc. – Diluted,  Adjusted Earnings Per Share – Basic, and Adjusted Earnings Per Share – Diluted because we consider them to be important supplemental measures of our performance and we believe that investors’ understanding of our performance is enhanced by including these Non GAAP financial measures as a reasonable basis for comparing our ongoing results of operations.

The following table reconciles Adjusted Net Income Attributable to Camping World Holdings, Inc. – Basic, Adjusted Net Income Attributable to Camping World Holdings, Inc. – Diluted, Adjusted Earnings Per Share – Basic, and Adjusted Earnings Per Share – Diluted to the most directly comparable GAAP financial performance measure, which is net income attributable to Camping World Holdings, Inc., in the case of the Adjusted Net Income non-GAAP financial measures, and weighted-average shares of Class A common stock outstanding – basic, in the case of the Adjusted Earnings Per Share non-GAAP financial measures:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(In thousands except per share amounts)	2018	2017	2018	2017
Numerator:
Net income attributable to Camping World Holdings, Inc.	$14,016	$19,589	$45,228	$46,455
Adjustments related to basic calculation:
Loss and expense on debt restructure (a)	—	—	2,056	—
Loss (gain) on sale of assets (b)	843	(5)	987	(292)
Equity-based compensation (c)	4,188	1,204	10,535	2,792
Tax Receivable Agreement liability adjustment (d)	—	96	—	79
Acquisitions - transaction expense (e)	—	453	—	2,553
Gander Outdoors pre-opening costs (f)	5,765	7,318	40,771	8,669
Income tax expense (g)	(344)	(140)	(1,111)	(311)
Adjustment to net income attributable to non-controlling interests resulting from the above adjustments (h)	(6,291)	(5,974)	(31,725)	(9,461)
Adjusted net income attributable to Camping World Holdings, Inc. – basic	18,177	22,541	66,741	50,484

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(In thousands except per share amounts)	2018	2017	2018	2017
Adjustments related to diluted calculation:
Reallocation of net income attributable to non-controlling interests from the dilutive effect of stock options and restricted stock units (i)	17	274	241	—
Income tax on reallocation of net income attributable to non-controlling interests from the dilutive effect of stock options and restricted stock units (j)	(6)	(98)	(82)	—
Reallocation of net income attributable to non-controlling interests from the dilutive exchange of common units in CWGS, LLC (i)	—	—	—	201,474
Income tax on reallocation of net income attributable to non-controlling interests from the dilutive exchange of common units in CWGS, LLC (j)	—	—	—	(75,316)
Adjusted net income attributable to Camping World Holdings, Inc. – diluted	$18,188	$22,717	$66,900	$176,642
Denominator:
Weighted-average Class A common shares outstanding – basic	37,018	29,522	36,933	23,854
Adjustments related to diluted calculation:
Dilutive exchange of common units in CWGS, LLC for shares of Class A common stock (k)	—	—	—	62,093
Dilutive options to purchase Class A common stock (k)	—	219	104	140
Dilutive restricted stock units (k)	37	128	103	82
Adjusted weighted average Class A common shares outstanding – diluted	37,055	29,869	37,140	86,169

Adjusted earnings per share - basic	$0.49	$0.76	$1.81	$2.12
Adjusted earnings per share - diluted	$0.49	$0.76	$1.80	$2.05

Anti-dilutive amounts (l):
Numerator:
Reallocation of net income attributable to non-controlling interests from the anti-dilutive exchange of common units in CWGS, LLC (i)	$40,167	$69,863	$133,256	$—
Income tax on reallocation of net income attributable to non-controlling interests from the anti-dilutive exchange of common units in CWGS, LLC (j)	$(13,121)	$(25,069)	$(41,488)	$—
Assumed income tax benefit (expense) of combining C-corporations with full valuation allowances with the income of other consolidated entities after the anti-dilutive exchange of common units in CWGS, LLC (m)	$5,623	$—	$14,753	$—
Denominator:
Anti-dilutive exchange of common units in CWGS, LLC for shares of Class A common stock (k)	51,708	58,930	51,751	—

(a)	Represents the loss and expense incurred on debt restructure and financing expense incurred from the Third Amendment to the Credit Agreement in 2018.
(b)	Represents an adjustment to eliminate the losses and gains on sales of various assets.
(c)	Represents non-cash equity-based compensation expense relating to employees and directors of the Company.
(d)	Represents an adjustment to eliminate the loss on remeasurement of the Tax Receivable Agreement primarily due to changes in our effective income tax rate.
(e)	Represents transaction expenses, primarily legal costs, associated with acquisitions into new or complementary markets, including the Gander Mountain Acquisition.
(f)

Represents pre-opening store costs associated with the Gander Outdoors store openings, which is comprised of 1) Gander Outdoors-specific corporate and retail overhead, 2) distribution center expenses, and 3) store-level startup expenses. As discussed in Note 11 – Acquisitions to our consolidated financial statements included in Part I, Item 1 of this Form 10-Q, the Company incurred and expects to continue to incur significant costs related to the initial rollout of Gander Outdoors locations, which is expected to be substantially complete by December 31, 2018. Based on the nature of the acquisition through a bankruptcy auction and the large quantity of retail locations opened and to be opened in a very compressed timeframe, the Company does not deem the pre-opening store costs for the initial rollout of Gander Outdoors locations to be normal, recurring charges. The Company does not intend to adjust for pre-opening store costs other than for the initial rollout of Gander Outdoors.

(g)

Represents the income tax expense effect of the above adjustments, the majority of which are related to entities with full valuation allowances for which no tax benefit can be currently recognized. This assumption uses effective tax rates of 25.3% and 38.5% for the adjustments for 2018 and 2017, respectively.

(h)

Represents the adjustment to net income attributable to non-controlling interests resulting from the above adjustments that impact the net income of CWGS, LLC. This adjustment uses the non-controlling interest’s weighted average ownership of CWGS, LLC of 58.3%

and 66.6% for the three months ended September 30, 2018 and 2017, respectively, and 58.4% and 72.2% for the nine months ended September 30, 2018 and 2017, respectively.
(i)

Represents the reallocation of net income attributable to non-controlling interests from the impact of the assumed change in ownership of CWGS, LLC from stock options, restricted stock units, and/or common units of CWGS, LLC.

(j)

Represents the income tax expense effect of the above adjustment for reallocation of net income attributable to non-controlling interests. This assumption uses effective tax rates of 25.3% and 38.5% for the adjustments for 2018 and 2017, respectively.

(k)	Represents the impact to the denominator for stock options, restricted stock units, and/or common units of CWGS, LLC.
(l)	The below amounts have not been considered in our adjusted earnings per share – diluted amounts as the effect of these items are anti-dilutive.
(m)

Represents adjustments to reflect the income tax benefit of losses of consolidated C-corporations that under the Company’s current equity structure cannot be used against the income of other consolidated subsidiaries of CWGS, LLC. Subsequent to the exchange of all common units in CWGS, LLC, the Company believes certain actions could be taken such that the C-corporations’ losses could offset income of other consolidated subsidiaries. The adjustment reflects the income tax benefit assuming effective tax rates of 25.3% during 2018, for the losses experienced by the consolidated C-corporations for which valuation allowances have been recorded. No assumed release of valuation allowance established for previous periods are included in these amounts. Prior to 2018, the Company did not consider the losses of these C-corporations with valuation allowances to be significant and the Company did not retroactively adjust 2017 for these amounts, which were $1.8 million and $2.7 million for the three and nine months ended September 30, 2017.

Prior to this Form 10-Q, we had calculated adjusted earnings per share on a fully exchanged basis regardless of whether the common units in CWGS, LLC were dilutive. That calculation will no longer be presented, however, we have provided anti-dilutive amounts in the table above, when applicable.

For the nine months ended September 30, 2018, common units in CWGS, LLC were dilutive for the GAAP earnings per share – diluted; however, they were anti-dilutive for the Non-GAAP adjusted earnings per share – diluted. The difference is primarily the result of the $14.8 million numerator adjustment for the assumed income tax benefit of combining C-corporations with full valuation allowances with the income of other consolidated entities after the assumed exchange of common units in CWGS, LLC, which causes the common units in CWGS, LLC to be anti-dilutive for adjusted earnings per share – diluted.

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

Results of Operations

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

The following table sets forth information comparing the components of net income for the three months ended September 30, 2018 and 2017:

	Three Months Ended
	September 30, 2018		September 30, 2017
		Percent of		Percent of	Favorable/ (Unfavorable)
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%

Revenue:
Consumer Services and Plans	$52,044	4.0%	$46,169	3.7%	$5,875	12.7%
New vehicles	697,317	53.1%	713,362	57.7%	(16,045)	-2.2%
Used vehicles	197,757	15.1%	187,463	15.2%	10,294	5.5%
Dealership parts, services and other	71,607	5.5%	66,847	5.4%	4,760	7.1%
Finance and insurance, net	109,459	8.3%	100,858	8.2%	8,601	8.5%
Retail	184,543	14.1%	120,903	9.8%	63,640	52.6%
Total revenue	1,312,727	100.0%	1,235,602	100.0%	77,125	6.2%

Gross profit (exclusive of depreciation and amortization shown separately below):
Consumer Services and Plans	30,545	2.3%	26,084	2.1%	4,461	17.1%
New vehicles	88,073	6.7%	102,001	8.3%	(13,928)	-13.7%
Used vehicles	45,195	3.4%	47,352	3.8%	(2,157)	-4.6%
Dealership parts, services and other	35,103	2.7%	31,924	2.6%	3,179	10.0%
Finance and insurance, net	109,459	8.3%	100,858	8.2%	8,601	8.5%
Retail	67,879	5.2%	46,996	3.8%	20,883	44.4%
Total gross profit	376,254	28.7%	355,215	28.7%	21,039	5.9%

	Three Months Ended
	September 30, 2018		September 30, 2017
		Percent of		Percent of	Favorable/ (Unfavorable)
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%

Operating expenses:
Selling, general and administrative expenses	278,329	21.2%	236,174	19.1%	(42,155)	-17.8%
Depreciation and amortization	13,179	1.0%	8,382	0.7%	(4,797)	-57.2%
Loss (gain) on asset sales	843	0.1%	(5)	0.0%	(848)	-16960.0%
Income from operations	83,903	6.4%	110,664	9.0%	(26,761)	-24.2%
Other income (expense):
Floor plan interest expense	(7,815)	-0.6%	(7,414)	-0.6%	(401)	-5.4%
Other interest expense, net	(16,794)	-1.3%	(11,012)	-0.9%	(5,782)	-52.5%
Tax Receivable Agreement liability adjustment	—	0.0%	(96)	0.0%	96	100.0%
	(24,609)	-1.9%	(18,522)	-1.5%	(6,087)	-32.9%
Income before income taxes	59,294	4.5%	92,142	7.5%	(32,848)	-35.6%
Income tax expense	(11,385)	-0.9%	(8,390)	-0.7%	(2,995)	-35.7%
Net income	47,909	3.6%	83,752	6.8%	(35,843)	-42.8%
Less: net income attributable to non-controlling interests	(33,893)	-2.6%	(64,163)	-5.2%	30,270	-47.2%
Net income attributable to Camping World Holdings, Inc.	$14,016	1.1%	$19,589	1.6%	$(5,573)	-28.4%

Total Revenue

Total revenue increased 6.2%, or $77.1 million, to $1.3 billion in the three months ended September 30, 2018 from $1.2 billion in the three months ended September 30, 2017. The increase was driven by a 52.6% increase in Retail revenue to $184.5 million, a 12.7% increase in Consumer Services and Plans revenue to $52.0 million, and a 0.7% increase in aggregate Dealership revenue to $1.1 billion. Aggregate same store sales decreased 6.6% for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017.

Consumer Services and Plans

Consumer Services and Plans revenue increased 12.7%, or $5.9 million, to $52.0 million in the three months ended September 30, 2018, from $46.2 million in the three months ended September 30, 2017. The increase was primarily attributable to $2.3 million from additional Good Sam Club memberships, $1.8 million from the additional contracts in force for our roadside assistance programs, $0.5 million from additional policies in force for our vehicle insurance products, $0.3 million from increased policies in force for the Good Sam TravelAssist programs, and $1.0 million from various other ancillary products, services and protection plans.

Consumer Services and Plans gross profit increased 17.1%, or $4.5 million, to $30.5 million in the three months ended September 30, 2018, from $26.1 million in the three months ended September 30, 2017. The increase was primarily attributable to $2.4 million from additional contracts in force for our roadside assistance programs, vehicle insurance and Good Sam Travel/Assist programs, $1.5 million from increased membership and reduced marketing costs in the Good Sam Club, and $0.6 million from various other ancillary products, services and protection plans. Consumer Services and Plans gross margin increased to 58.7% in the three months ended September 30, 2018 from 56.5% in the three months ended September 30, 2017.

New Vehicles

	Three Months Ended
	September 30, 2018		September 30, 2017		Favorable/
($ in thousands,		Percent of		Percent of	(Unfavorable)
except per vehicle data)	Amount	Revenue	Amount	Revenue	$	%

Revenue	$697,317	100.0%	$713,362	100.0%	$(16,045)	-2.2%
Gross profit	$88,073	12.6%	$102,001	14.3%	$(13,928)	-13.7%
Vehicle units sold	19,512		19,107		405	2.1%
Average selling price per vehicle sold	$35,738		$37,335		$(1,597)	-4.3%
Average gross profit per vehicle sold	$4,514		$5,338		$(825)	-15.4%

Same store sales data:
Same store sales	$576,465		$635,242		$(58,776)	-9.3%
Same store vehicle units sold	16,122		16,874		(752)	-4.5%
Same store average selling price per vehicle	$35,756		$37,646		$(1,890)	-5.0%

New vehicle revenue decreased 2.2%, or $16.0 million, to $697.3 million in the three months ended September 30, 2018 from $713.4 million in the three months ended September 30, 2017. The decrease was primarily due to a 4.3% reduction in average price per unit, due to a product mix shift toward lower priced towable units, partially offset by a 2.1% increase in units sold.

New vehicle gross profit decreased 13.7%, or $13.9 million, to $88.1 million in the three months ended September 30, 2018 from $102.0 million in the three months ended September 30, 2017. The decrease was primarily due to a 15.4% decrease in average gross profit per unit, partially offset by a 2.1% increase in new vehicle unit sales. New vehicle gross margin decreased to 12.6% in the three months ended September 30, 2018 from 14.3% in the three months ended September 30, 2017.

Used Vehicles

	Three Months Ended
	September 30, 2018		September 30, 2017		Favorable/
($ in thousands,		Percent of		Percent of	(Unfavorable)
except per vehicle data)	Amount	Revenue	Amount	Revenue	$	%

Revenue	$197,757	100.0%	$187,463	100.0%	$10,294	5.5%
Gross profit	$45,195	22.9%	$47,352	25.3%	$(2,157)	-4.6%
Vehicle units sold	8,776		8,557		219	2.6%
Average selling price per vehicle sold	$22,534		$21,908		$626	2.9%
Average gross profit per vehicle sold	$5,150		$5,534		$(384)	-6.9%

Same store sales data:
Same store sales	$168,313		$171,146		$(2,833)	-1.7%
Same store vehicle units sold	7,415		7,752		(337)	-4.3%
Same store average selling price per vehicle	$22,699		$22,078		$621	2.8%

Used vehicle revenue increased 5.5%, or $10.3 million, to $197.8 million in the three months ended September 30, 2018 from $187.5 million in the three months ended September 30, 2017. The increase was primarily due to a 2.6% increase in used vehicle unit sales, and a 2.9% increase in the average selling price per vehicle unit sold.

Used vehicle gross profit decreased 4.6%, or $2.2 million, to $45.2 million in the three months ended September 30, 2018 from $47.4 million in the three months ended September 30, 2017. The decrease was primarily from a 6.9% decrease in average gross profit per unit, partially offset by a 2.6% increase in vehicle unit volume. Used vehicle gross margin decreased to 22.9% in the three months ended September 30, 2018 from 25.3% in the three months ended September 30, 2017.

Dealership Parts, Services and Other

	Three Months Ended
	September 30, 2018		September 30, 2017		Favorable/
		Percent of		Percent of	(Unfavorable)
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%

Revenue	$71,607	100.0%	$66,847	100.0%	$4,760	7.1%

Gross profit	35,103	49.0%	31,924	47.8%	3,179	10.0%

Same store sales	60,459		59,923		536	0.9%

Dealership parts, services and other revenue increased 7.1%, or $4.8 million, to $71.6 million in the three months ended September 30, 2018 from $66.8 million in the three months ended September 30, 2017. The increase was primarily attributable to increased service revenue. Dealership parts, service and other same store sales increased 0.9% for the three months ended September 30, 2018 versus the comparable period in 2017.

Dealership parts, services and other gross profit increased 10.0%, or $3.2 million, to $35.1 million in the three months ended September 30, 2018 from $31.9 million in the three months ended September 30, 2017. The increase was primarily due to increased revenue. Dealership parts, services and other gross margin increased to 49.0% in the three months ended September 30, 2018 from 47.8% in the three months ended September 30, 2017 primarily due to higher margins on the increased service revenue.

Finance and Insurance, net

	Three Months Ended
	September 30, 2018		September 30, 2017		Favorable/
		Percent of		Percent of	(Unfavorable)
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%

Revenue	$109,459	100.0%	$100,858	100.0%	$8,601	8.5%

Gross profit	109,459	100.0%	100,858	100.0%	8,601	8.5%

Same store sales	91,665		90,981		684	0.8%

Finance and insurance, net revenue and gross profit each increased 8.5%, or $8.6 million, to $109.5 million in the three months ended September 30, 2018 from $100.9 million in the three months ended September 30, 2017. The increase was primarily due to an increase in our finance and insurance sales penetration rates and an increase in the number of vehicle finance contracts from higher vehicle unit sales. Finance and insurance, net same store sales increased 0.8% in the three months ended September 30, 2018  versus the comparable period in 2017 and revenue as a percentage of total new and used vehicle revenue increased to 12.2% in the three months ended September 30, 2018 from 11.2% in the three months ended September 30, 2017.

Retail

Retail revenue increased 52.6%, or $63.6 million, to $184.5 million in the three months ended September 30, 2018 from $120.9 million in the three months ended September 30, 2017. The increase was primarily attributable to the opening of a net 60 Gander Outdoors locations since September 30, 2017. Retail same store sales decreased 10.1% for the three months ended September 30, 2018 versus the comparable period in 2017, a significant factor being generators sold in 2017 resulting from severe weather.

Retail gross profit increased 44.4%, or $20.9 million, to $67.9 million in the three months ended September 30, 2018 from $47.0 million in the three months ended September 30, 2017. The increase was primarily due to increased revenue. Retail gross margin decreased to 36.8% in the three months ended September 30, 2018 from 38.9% in the three months ended September 30, 2017 primarily due to the Retail businesses acquired and the Gander Outdoors store openings over the last twenty-one months.

Selling, general and administrative expenses

Selling, general and administrative expenses increased 17.8%, or $42.2 million, to $278.3 million in the three months ended September 30, 2018 from $236.2 million in the three months ended September 30, 2017. The increase was primarily due to increases of $13.5 million of variable wage-related expenses, primarily attributable to the acquired and greenfield RV Dealership and Retail locations opened over the last twenty-one months, the acquired businesses, the opening of Gander Outdoors retail stores, and increased vehicle unit sales; $8.2 million of additional real property expense; $9.8 million of additional variable selling expense; $6.9 million of store and corporate overhead expenses; and $3.8 million of additional variable occupancy expense. Selling, general and administrative expenses as a percentage of total gross profit increased to 74.0% in the three months ended September 30, 2018, from 66.5% in the three months ended September 30, 2017.

Depreciation and amortization

Depreciation and amortization increased 57.2%, or $4.8 million, to $13.2 million in the three months ended September 30, 2018 from $8.4 million in the three months ended September 30, 2017 primarily due to the addition of the acquired businesses and the opening of Gander Outdoors retail stores.

Floor plan interest expense

Floor plan interest expense increased 5.4%, or $0.4 million, to $7.8 million in the three months ended September 30, 2018 from $7.4 million in the three months ended September 30, 2017. The increase was primarily due to an 86 basis point increase in the average floor plan borrowing rate, partially offset by a 15.7% decrease in average floor plan borrowings primarily from lower average inventory levels.

Other interest expense, net

Other interest expense increased 52.5%, or $5.8 million, to $16.8 million in the three months ended September 30, 2018 from $11.0 million in the three months ended September 30, 2017. The increase was primarily due to increased average debt outstanding primarily due to financing the acquisition of RV dealerships, the acquisition of Retail businesses, and Gander Outdoors store openings, partially offset by a 17 basis point decrease in the average interest rate.

Net Income

Net income decreased 42.8%, or $35.8 million, to $47.9 million for the three months ended September 30, 2018 from $83.8 million in the three months ended September 30, 2017 primarily due to the items mentioned above.

Segment results

The following tables sets forth a reconciliation of total segment income to consolidated income before income taxes for each of our segments for the periods presented:

	Three Months Ended
	September 30, 2018		September 30, 2017		Favorable/
		Percent of		Percent of	(Unfavorable)
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%
Revenue:
Consumer Services and Plans	$52,226	4.0%	$46,342	3.8%	$5,884	12.7%
Dealership	1,081,902	82.4%	1,073,495	86.9%	8,407	0.8%
Retail	218,977	16.7%	152,016	12.3%	66,961	44.0%
Elimination of intersegment revenue(1)	(40,378)	-3.1%	(36,251)	-2.9%	(4,127)	11.4%
Total consolidated revenue	1,312,727	100.0%	1,235,602	100.0%	77,125	6.2%
Segment income:(2)
Consumer Services and Plans	26,018	2.0%	21,675	1.8%	4,343	20.0%
Dealership	85,529	6.5%	97,116	7.9%	(11,587)	-11.9%
Retail	(20,674)	-1.6%	(5,122)	-0.4%	(15,552)	-303.6%
Total segment income	90,873	6.9%	113,669	9.2%	(22,796)	-20.1%
Corporate & other	(1,606)	-0.1%	(2,037)	-0.2%	431	21.2%
Depreciation and amortization	(13,179)	-1.0%	(8,382)	-0.7%	(4,797)	-57.2%
Tax Receivable Agreement liability adjustment	—	0.0%	(96)	0.0%	96	100.0%
Other interest expense, net	(16,794)	-1.3%	(11,012)	-0.9%	(5,782)	-52.5%
Income before income taxes	$59,294	4.5%	$92,142	7.5%	$(32,848)	-35.6%

(1)	Represents intersegment revenue primarily for Retail parts and accessories.
(2)	Segment income represents income for each of our reportable segments and is defined as income from operations before depreciation and amortization, plus floor plan interest expense.

Total segment revenue and income

Total segment revenue increased 6.2%, or $77.1 million, to $1.3 billion in the three months ended September 30, 2018 from $1.2 billion in the three months ended September 30, 2017. The increase was driven by a 44.0% increase in Retail revenue to $219.0 million, a 12.7% increase in Consumer Services and Plans revenue to $52.2 million, and a 0.8% increase in aggregate Dealership revenue to $1.1 billion, partially offset by a $4.1 million increase in intercompany revenue.

Total segment same store sales were $1.0 billion in the three months ended September 30, 2018, a decrease of $67.6 million, or 6.6%, as compared to $1.0 billion in the three months ended September 30,

2017. The decrease was due to a $58.8 million, or 9.3%, reduction in same store new vehicle revenue in the Dealership segment, a $7.2 million, or 10.1%, reduction in same store Retail revenue, and a $2.8 million, or 1.7%, reduction in used vehicle revenue in the Dealership segment, partially offset by a $0.7 million, or 0.8%, increase in same store finance and insurance revenue in the Dealership segment, and a $0.5 million, or 0.9%, increase in same store Dealership service, parts and other revenue in the Dealership segment.

Total segment income decreased 20.1%, or $22.8 million, to $90.9 million in the three months ended September 30, 2018, from $113.7 million in the three months ended September 30, 2017. The decrease was driven by a 303.6% increase in the Retail segment loss to $20.7 million, and an 11.9% decrease in Dealership segment income to $85.5 million, partially offset by a 20.0% increase in the Consumer Services and Plans segment income to $26.0 million. Total segment income margin decreased 228 basis points to 6.9% in the three months ended September 30, 2018 from the three months ended September 30, 2017.

Consumer Services and Plans

Consumer Services and Plans segment revenue increased 12.7%, or $5.9 million, to $52.2 million in the three months ended September 30, 2018, from $46.3 million in the three months ended September 30, 2017. This increase was primarily driven by $2.3 million from additional Good Sam Club memberships, $1.8 million from the additional contracts in force from our roadside assistance programs, $0.5 million from additional policies in force for our vehicle insurance products, $0.3 million from increased policies in force in the Good Sam TravelAssist programs, and $1.0 million from various other ancillary products, services and protection plans.

Consumer Services and Plans segment income increased 20.0%, or $4.3 million, to $26.0 million in the three months ended September 30, 2018, from $21.7 million in the three months ended September 30, 2017. The increase was primarily attributable to $2.5 million from additional contracts in force from our roadside assistance programs, vehicle insurance and Good Sam TravelAssist programs, $1.5 million from increased membership in the Good Sam Club and reduced marketing costs, and $1.0 million from various other ancillary products, partially offset by a $0.7 million increase in selling, general and administrative expenses. Consumer Services and Plans segment income margin increased 305 basis points to 49.8% in the three months ended September 30, 2018 from 46.8% in the three months ended September 30, 2017.

Dealership

Dealership revenue increased 0.8%, or $8.4 million, to $1.1 billion in the three months ended September 30, 2018 from $1.1 billion in the three months ended September 30, 2017. The increase was primarily driven by a $10.0 million, or 5.3%, increase in used vehicle revenue, a $9.3 million, or 9.1%, increase in finance and insurance revenue, and a $4.8 million, or 7.1%, increase in dealership parts, services and other revenue, partially offset by a $15.7 million, or 2.2%, decrease in new vehicle revenue.

Dealership segment income decreased 11.9%, or $11.6 million, to $85.5 million in the three months ended September 30, 2018 from $97.1 million in the three months ended September 30, 2017. The decrease was primarily related to lower gross margins across nearly all types of new and used vehicles, $6.9 million of additional selling, general and administrative expenses, and $0.4 million of additional floor plan interest. Dealership segment income margin decreased 114 basis points to 7.9% from 9.0% in the comparable prior year period.

Retail

Retail revenue increased 44.0%, or $67.0 million, to $219.0 million in the three months ended September 30, 2018 from $152.0 million in the three months ended September 30, 2017. The increase was primarily driven by the increase in the number of Gander Outdoors store locations.

Retail segment loss increased 303.6%, or $15.6 million, to $20.7 million in the three months ended September 30, 2018 from $5.1 million in the three months ended September 30, 2017. The increased loss was primarily related to lower gross margins and higher operating costs, Gander Outdoors store openings and expenses, and the other recently acquired outdoor and active sports businesses. Retail segment income margin decreased to -9.4% from -3.4% in the comparable prior year period primarily due the ramp-up of the acquired businesses.

Corporate and other expenses

Corporate and other expenses decreased 21.2%, or $0.4 million, to $1.6 million in the three months ended September 30, 2018 from $2.0 million in the three months ended September 30, 2017 primarily from reduced professional fees.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

The following table sets forth information comparing the components of net income for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended
	September 30, 2018		September 30, 2017
		Percent of		Percent of	Favorable/ (Unfavorable)
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%

Revenue:
Consumer Services and Plans	$158,600	4.2%	$144,518	4.3%	$14,082	9.7%
New vehicles	2,084,346	54.6%	1,977,472	58.2%	106,874	5.4%
Used vehicles	580,494	15.2%	528,897	15.6%	51,597	9.8%
Dealership parts, services and other	210,024	5.5%	185,586	5.5%	24,438	13.2%
Finance and insurance, net	325,368	8.5%	267,207	7.9%	58,161	21.8%
Retail	460,637	12.1%	292,583	8.6%	168,054	57.4%
Total revenue	3,819,469	100.0%	3,396,263	100.0%	423,206	12.5%

Gross profit (exclusive of depreciation and amortization shown separately below):
Consumer Services and Plans	93,544	2.4%	82,726	2.4%	10,818	13.1%
New vehicles	273,524	7.2%	285,040	8.4%	(11,516)	-4.0%
Used vehicles	131,133	3.4%	131,958	3.9%	(825)	-0.6%
Dealership parts, services and other	105,652	2.8%	89,349	2.6%	16,303	18.2%
Finance and insurance, net	325,368	8.5%	267,207	7.9%	58,161	21.8%
Retail	167,973	4.4%	123,444	3.6%	44,529	36.1%
Total gross profit	1,097,194	28.7%	979,724	28.8%	117,470	12.0%

Operating expenses:
Selling, general and administrative expenses	807,738	21.1%	640,108	18.8%	(167,630)	-26.2%
Debt restructure expense	380	0.0%	—	0.0%	(380)	-100.0%
Depreciation and amortization	34,207	0.9%	22,819	0.7%	(11,388)	-49.9%
Loss (gain) on asset sales	987	0.0%	(292)	0.0%	(1,279)	-438.0%
Income from operations	253,882	6.6%	317,089	9.3%	(63,207)	-19.9%
Other income (expense):
Floor plan interest expense	(28,760)	-0.8%	(19,303)	-0.6%	(9,457)	-49.0%
Other interest expense, net	(45,740)	-1.2%	(30,973)	-0.9%	(14,767)	-47.7%
Loss on debt restructure	(1,676)	0.0%	—	0.0%	(1,676)	-100.0%
Tax Receivable Agreement liability adjustment	—	0.0%	(79)	0.0%	79	100.0%
	(76,176)	-2.0%	(50,355)	-1.5%	(25,821)	-51.3%
Income before income taxes	177,706	4.7%	266,734	7.9%	(89,028)	-33.4%
Income tax expense	(30,706)	-0.8%	(28,266)	-0.8%	(2,440)	-8.6%
Net income	147,000	3.8%	238,468	7.0%	(91,468)	-38.4%
Less: net income attributable to non-controlling interests	(101,772)	-2.7%	(192,013)	-5.7%	90,241	-47.0%
Net income attributable to Camping World Holdings, Inc.	$45,228	1.2%	$46,455	1.4%	$(1,227)	-2.6%

Total Revenue

Total revenue increased 12.5%, or $423.2 million, to $3.8 billion in the nine months ended September 30, 2018 from $3.4 billion in the nine months ended September 30, 2017. The increase was driven by a 57.4% increase in Retail revenue to $460.6 million, an 8.1% increase in Dealership revenue to $3.2 billion, and a 9.7% increase in Consumer Services and Plans revenue to $158.6 million. Aggregate same store sales decreased 1.4% for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017.

Consumer Services and Plans

Consumer Services and Plans revenue increased 9.7%, or $14.1 million, to $158.6 million in the nine months ended September 30, 2018, from $144.5 million in the nine months ended September 30, 2017. The increase was primarily attributable to $4.9 million from additional Good Sam Club memberships, $4.1 million from the additional contracts in force from our roadside assistance programs, $1.7 million from additional policies in force for our vehicle insurance products, $1.3 million from various other consumer services and plans, $1.2 million from increased policies in force in the Good Sam TravelAssist programs, and $0.9 million primarily from eight additional consumer shows.

Consumer Services and Plans gross profit increased 13.1%, or $10.8 million, to $93.5 million in the nine months ended September 30, 2018, from $82.7 million in the nine months ended September 30, 2017. The increase was primarily attributable to $6.8 million from increased policies in force from the roadside assistance, vehicle insurance, and Good Sam TravelAssist programs, $3.4 million from additional Good Sam Club memberships, $0.7 million from other ancillary products, services and protection plans, and $0.6 million from additional consumer shows, partially offset by a $0.7 million decrease from extended warranty products. Consumer Services and Plans gross margin increased to 59.0% in the nine months ended September 30, 2018 from 57.2% in the nine months ended September 30, 2017.

New Vehicles

	Nine Months Ended
	September 30, 2018		September 30, 2017		Favorable/
($ in thousands,		Percent of		Percent of	(Unfavorable)
except per vehicle data)	Amount	Revenue	Amount	Revenue	$	%

Revenue	$2,084,346	100.0%	$1,977,472	100.0%	$106,874	5.4%
Gross profit	$273,524	13.1%	$285,040	14.4%	$(11,516)	-4.0%
Vehicle units sold	60,250		54,800		5,450	9.9%
Average selling price per vehicle sold	$34,595		$36,085		$(1,490)	-4.1%
Average gross profit per vehicle sold	$4,540		$5,201		$(662)	-12.7%

Same store sales data:
Same store sales	$1,762,924		$1,832,680		$(69,756)	-3.8%
Same store vehicle units sold	50,776		50,501		275	0.5%
Same store average selling price per vehicle	$34,720		$36,290		$(1,570)	-4.3%

New vehicle revenue increased 5.4%, or $106.9 million, to $2.1 billion in nine months ended September 30, 2018 from $2.0 billion in the nine months ended September 30, 2017. The increase was primarily due to a 9.9% increase in new vehicle units sold, driven primarily by increased sales of travel trailers units and the 27 acquired and greenfield RV dealership locations added over the last twenty-one months, partially offset by a 4.1% decrease in the average selling price per vehicle sold resulting from a product mix shift toward lower priced towable units.

New vehicle gross profit decreased 4.0%, or $11.5 million to $273.5 million in the nine months ended September 30, 2018 from $285.0 million in the nine months ended September 30, 2017. The decrease was primarily due to a 12.7% decrease in average gross profit per unit resulting from a product mix shift toward lower priced towable units, partially offset by a 9.9% increase in new vehicle units sold. New vehicle gross margin decreased to 13.1% in the nine months ended September 30, 2018 from 14.4% in the nine months ended September 30, 2017.

Used Vehicles

	Nine Months Ended
	September 30, 2018		September 30, 2017		Favorable/
($ in thousands,		Percent of		Percent of	(Unfavorable)
except per vehicle data)	Amount	Revenue	Amount	Revenue	$	%

Revenue	$580,494	100.0%	$528,897	100.0%	$51,597	9.8%
Gross profit	$131,133	22.6%	$131,958	24.9%	$(825)	-0.6%
Vehicle units sold	26,222		24,146		2,076	8.6%
Average selling price per vehicle sold	$22,138		$21,904		$234	1.1%
Average gross profit per vehicle sold	$5,001		$5,465		$(464)	-8.5%

Same store sales data:
Same store sales	$501,613		$497,341		$4,272	0.9%
Same store vehicle units sold	22,321		22,574		(253)	-1.1%
Same store average selling price per vehicle	$22,473		$22,032		$441	2.0%

Used vehicle revenue increased 9.8%, or $51.6 million, to $580.5 million in the nine months ended September 30, 2018 from $528.9 million in the nine months ended September 30, 2017. The increase was primarily due to an 8.6% increase in used vehicle units sold, driven primarily by the 27 acquired and greenfield RV dealership locations added over the last twenty-one months, and a 1.1% increase in the average selling price per vehicle unit sold.

Used vehicle gross profit decreased 0.6%, or $0.8 million, to $131.1 million in the nine months ended September 30, 2018 from $132.0 million in the nine months ended September 30, 2017. The decrease was primarily from an 8.5% decrease in gross profit per unit resulting from a product mix shift toward lower priced towable units, partially offset by an 8.6% increase in unit volume. Used vehicle gross margin decreased to 22.6% in the nine months ended September 30, 2018 from 24.9% in the nine months ended September 30, 2017.

Dealership Parts, Services and Other

	Nine Months Ended
	September 30, 2018		September 30, 2017		Favorable/
		Percent of		Percent of	(Unfavorable)
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%

Revenue	$210,024	100.0%	$185,586	100.0%	$24,438	13.2%

Gross profit	105,652	50.3%	89,349	48.1%	16,303	18.2%

Same store sales	179,786		172,586		7,200	4.2%

Dealership parts, services and other revenue increased 13.2%, or $24.4 million, to $210.0 million in the nine months ended September 30, 2018 from $185.6 million in the nine months ended September 30, 2017. The increase was primarily attributable to increased revenue from the 27 acquired and greenfield RV dealership locations added over the last twenty-one months. Dealership parts, services and other same store sales increased 4.2% for the nine months ended September 30, 2018 versus the comparable period in 2017.

Dealership parts, services and other gross profit increased 18.2%, or $16.3 million, to $105.7 million in the nine months ended September 30, 2018 from $89.3 million in the nine months ended September 30, 2017. The increase was primarily due to increased revenue. Dealership parts, services and other gross margin increased to 50.3% in the nine months ended September 30, 2018 from 48.1% in the nine months ended September 30, 2017 primarily due to increased service revenue.

Finance and Insurance, net

	Nine Months Ended
	September 30, 2018		September 30, 2017		Favorable/
		Percent of		Percent of	(Unfavorable)
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%

Revenue	$325,368	100.0%	$267,207	100.0%	$58,161	21.8%

Gross profit	325,368	100.0%	267,207	100.0%	58,161	21.8%

Same store sales	276,690		250,457		26,233	10.5%

Finance and insurance, net revenue and gross profit each increased 21.8%, or $58.2 million, to $325.4 million in the nine months ended September 30, 2018 from $267.2 million in the nine months ended September 30, 2017. The increase was primarily due to an increase in the number of vehicle finance contracts resulting from an increase in our finance and insurance sales penetration rates, in addition to a 9.5% increase in total vehicles sold. Finance and insurance, net same store sales increased 10.5% in the nine months ended September 30, 2018 versus the comparable period in 2017 and revenue as a percentage of total new and used vehicle revenue increased to 12.2% for the nine months ended September 30, 2018 from 10.7% in the nine months ended September 30, 2017.

Retail

Retail revenue increased 57.4%, or $168.1 million, to $460.6 million in the nine months ended September 30, 2018 from $292.6 million in the nine months ended September 30, 2017. The increase was primarily attributable to the opening of a net 60 Gander Outdoors locations since September 30, 2017. Retail same store sales decreased 5.3% for the nine months ended September 30, 2018 versus the comparable period in 2017.

Retail gross profit increased 36.1%, or $44.5 million, to $168.0 million in the nine months ended September 30, 2018 from $123.4 million in the nine months ended September 30, 2017. The increase was primarily due to increased revenue. Retail gross margin decreased to 36.5% in the nine months ended September 30, 2018 from 42.2% in the nine months ended September 30, 2017 primarily due to the acquired outdoor retail businesses, and the Gander Outdoors store roll-out.

Selling, general and administrative expenses

Selling, general and administrative expenses increased 26.2%, or $167.6 million, to $807.7 million in the nine months ended September 30, 2018 from $640.1 million in the nine months ended September 30, 2017. The increase was primarily due to increases of $75.7 million of variable wage-related expenses, primarily attributable to the acquired and greenfield RV dealership and Retail locations opened over the last twenty-one months, and increased vehicle unit sales; $30.6 million of additional real and personal property expense; $26.6 million of additional variable selling expense; $23.0 million of store and corporate overhead expenses; and $11.7 million of additional variable occupancy expense. Included in these variances is $40.8 million of pre-opening costs associated with the Gander Outdoors store openings. Selling, general and administrative expenses as a percentage of total gross profit increased to 73.6% in the nine months ended September 30, 2018, from 65.3% in the nine months ended September 30, 2017.

Depreciation and amortization

Depreciation and amortization increased 49.9%, or $11.4 million, to $34.2 million in the nine months ended September 30, 2018 from $22.8 million in the nine months ended September 30, 2017 primarily due to the addition of the acquired businesses.

Debt restructure expense

Debt restructure expense was $0.4 million in the nine months ended September 30, 2018 and was related to the Third Amendment to the Credit Agreement entered into on March 28, 2018.

Floor plan interest expense

Floor plan interest expense increased 49.0%, or $9.5 million, to $28.8 million in the nine months ended September 30, 2018 from $19.3 million in the nine months ended September 30, 2017. The increase was primarily due to higher average floor plan borrowings as a result of higher average inventory levels from the 27 acquired and greenfield RV dealership locations added over the last twenty-one months and a 93 basis point increase in the average floor plan borrowing rate.

Other interest expense, net

Other interest expense increased 47.7%, or $14.8 million, to $45.7 million in the nine months ended September 30, 2018 from $31.0 million in the nine months ended September 30, 2017. The increase was primarily due to increased average debt outstanding partially offset by a 7 basis point decrease in the average interest rate.

Net Income

Net income decreased 38.4%, or $91.5 million, to $147.0 million for the nine months ended September 30, 2018 from $238.5 million in the nine months ended September 30, 2017 primarily due to the items mentioned above.

Segment results

The following table sets forth a reconciliation of total segment income to consolidated income before income taxes for each of our segments for the period presented:

	Nine Months Ended
	September 30, 2018		September 30, 2017		Favorable/
		Percent of		Percent of	(Unfavorable)
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%
Revenue:
Consumer Services and Plans	$160,509	4.2%	$145,932	4.3%	$14,577	10.0%
Dealership	3,217,492	84.2%	2,972,776	87.5%	244,716	8.2%
Retail	557,465	14.6%	381,449	11.2%	176,016	46.1%
Elimination of intersegment revenue(1)	(115,997)	-3.0%	(103,894)	-3.1%	(12,103)	11.6%
Total consolidated revenue	3,819,469	100.0%	3,396,263	100.0%	423,206	12.5%
Segment income:(2)
Consumer Services and Plans	81,732	2.1%	71,887	2.1%	9,845	13.7%
Dealership	262,215	6.9%	259,710	7.6%	2,505	1.0%
Retail	(79,668)	-2.1%	(4,531)	-0.1%	(75,137)	-1658.3%
Total segment income	264,279	6.9%	327,066	9.6%	(62,787)	-19.2%
Corporate & other	(4,570)	-0.1%	(6,461)	-0.2%	1,891	29.3%
Depreciation and amortization	(34,207)	-0.9%	(22,819)	-0.7%	(11,388)	-49.9%
Tax Receivable Agreement liability adjustment	—	0.0%	(79)	0.0%	79	100.0%
Other interest expense, net	(45,740)	-1.2%	(30,973)	-0.9%	(14,767)	-47.7%
Loss and expense on debt restructure	(2,056)	-0.1%	—	0.0%	(2,056)	-100.0%
Income before income taxes	$177,706	4.7%	$266,734	7.9%	$(89,028)	-33.4%

(1)	Represents intersegment revenue primarily for Retail parts and accessories.
(2)	Segment income represents income for each of our reportable segments and is defined as income from operations before depreciation and amortization, plus floor plan interest expense.

Total segment revenue and income (loss)

Total segment revenue increased 12.5%, or $423.2 million, to $3.8 billion in the nine months ended September 30, 2018 from $3.4 billion in the nine months ended September 30, 2017. The increase was driven by a 46.1% increase in Retail revenue to $557.5 million, an 8.2% increase in aggregate Dealership revenue to $3.2 billion, and a 10.0% increase in Consumer Services and Plans revenue to $160.5 million, partially offset by an 11.6% increase in intercompany revenue. Aggregate same store sales decreased 1.4% for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017.

Total segment same store sales were $2.9 billion in the nine months ended September 30, 2018, a decrease of $42.4 million, or 1.4%, as compared to $2.9 billion in the nine months ended September 30, 2017. The decrease was primarily due to a $69.8 million, or 3.8%, decrease in new vehicle same store sales in the Dealership segment, and a $10.3 million, or 5.3%, decrease in Retail same store sales, partially offset by a same store sales increase of $26.2 million, or 10.5%, in finance and insurance in the Dealership segment, a $7.2 million, or 4.2%, increase in Dealership service, parts and other in the Dealership segment, and a $4.3 million, or 0.9%, increase in used vehicle same store sales in the Dealership segment.

Total segment income decreased 19.2%, or $62.8 million, to $264.3 million in the nine months ended September 30, 2018, from $327.1 million in the nine months ended September 30, 2017. The decrease was driven by a $75.1 million increase in Retail segment loss to $79.7 million, partially offset by a 13.7% increase in Consumer Services and Plans segment income to $81.7 million, and a 1.0% increase in Dealership segment income to $262.2 million. Total segment income margin decreased 271 basis points to 6.9%.

Consumer Services and Plans

Consumer Services and Plans segment revenue increased 10.0%, or $14.6 million, to $160.5 million in the nine months ended September 30, 2018, from $145.9 million in the nine months ended September 30, 2017. The increase was primarily attributable to $4.9 million from additional Good Sam Club memberships, $4.1 million from the additional contracts in force from our roadside assistance programs, $1.7 million from additional policies in force for our vehicle insurance products, $1.4 million primarily from eight additional consumer shows, $1.2 million from increased policies in force in the Good Sam TravelAssist programs, and $1.3 million from various other consumer services and plans.

Consumer Services and Plans segment income increased 13.7%, or $9.8 million, to $81.7 million in the nine months ended September 30, 2018, from $71.9 million in the nine months ended September 30, 2017. The increase was primarily attributable to $6.8 million from increased policies in force from the roadside assistance programs, vehicle insurance, and Good Sam TravelAssist programs, $3.4 million from increased Good Sam Club memberships, $1.1 million from additional consumer shows and $0.2 million from various other consumer services and plans, partially offset by a $1.0 million increase in selling, general and administrative expenses, and a $0.7 million decrease from extended warranty products. Consumer Services and Plans segment income margin increased 166 basis points to 50.9% in the nine months ended September 30, 2018 from 49.3% in the nine months ended September 30, 2017.

Dealership

Dealership segment revenue increased 8.2%, or $244.7 million, to $3.2 billion in the nine months ended September 30, 2018 from $3.0 billion in the nine months ended September 30, 2017. The increase was primarily driven by a 5.4%, or $107.7 million, increase in new vehicle revenue, a 22.4%, or $61.1 million, increase in finance and insurance revenue, a 9.7%, or $51.5 million, increase in used vehicle revenue, and a 13.2%, or $24.4 million, increase in Dealership parts, services and other revenue.

Dealership segment income increased 1.0%, or $2.5 million, to $262.2 million in the nine months ended September 30, 2018 from $259.7 million in the nine months ended September 30, 2017. The increase was primarily related to a $62.1 million increase in segment gross profit, partially offset by a $50.2 million increase in selling, general and administrative expenses, and a $9.4 million increase in floor plan interest expense. Dealership segment income margin decreased 59 basis points to 8.1% from 8.7% for the comparable prior year period.

Same store sales were $2.7 billion in the nine months ended September 30, 2018, a decrease of $32.1 million, or 1.2%, as compared to $2.8 billion in the nine months ended September 30, 2017. The decrease was primarily due to a 3.8%, or $69.8 million, decrease in new vehicle same store sales, partially offset by a same store sales increase of 10.5%, or $26.2 million, in finance and insurance, a 4.2% increase, or $7.2 million, in Dealership service, parts and other, and a 0.9%, or $4.3 million, increase in same store sales for used vehicles.

Retail

Retail segment revenue increased 46.1%, or $176.0 million, to $557.5 million in the nine months ended September 30, 2018 from $381.4 million in the nine months ended September 30, 2017. The increase was primarily attributable to the Gander Mountain acquisitions. Retail same store sales decreased 5.3% for the nine months ended September 30, 2018 versus the comparable period in 2017.

Retail segment loss increased $75.1 million to $79.7 million in the nine months ended September 30, 2018 from $4.5 million in the nine months ended September 30, 2017. The increase was primarily related to the lower gross margins and higher operating costs, including $40.8 million of Gander Outdoors pre-opening costs from the ramp-up of the Gander Outdoors stores and other acquired outdoor and active sports businesses. Retail segment income margin decreased 1,310 basis points to -14.3% from -1.2% for the comparable prior year period primarily due to increased segment loss and increased selling, general and administrative expenses related to the opening of Gander Outdoors stores.

Corporate and other expenses

Corporate and other expenses decreased 29.3%, or $1.9 million, to $4.6 million in the nine months ended September 30, 2018 from $6.5 million in the nine months ended September 30, 2017 primarily from reduced professional fees.

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

As a public company, additional liquidity needs include public company costs, payment of regular and special cash dividends, any exercise of the redemption right by the Continuing Equity Owners from time to time (should we elect to exchange common units for a cash payment), payments under the Tax Receivable Agreement, and state and federal taxes to the extent not reduced as a result of the Tax Receivable Agreement. The Continuing Equity Owners may exercise such redemption right for as long as their common units remain outstanding. Although the actual timing and amount of any payments that may be made under the Tax Receivable Agreement will vary, we expect that the payments that we will be required to make to the Continuing Equity Owners and Crestview Partners II GP, L.P. will be significant. Any payments made by us to Continuing Equity Owners and Crestview Partners II GP, L.P. under the Tax Receivable Agreement will generally reduce the amount of overall cash flow that might have otherwise been available to us or to CWGS, LLC and, to the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, the unpaid amounts generally will be deferred and will accrue interest until paid by us; provided, however, that nonpayment for a specified period may constitute a material breach of a material obligation under the Tax Receivable Agreement and therefore may accelerate payments due under the Tax Receivable Agreement. For a discussion of the Tax Receivable Agreement, see Note 12 — Income Taxes to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

CWGS, LLC intends to make a regular quarterly cash distribution to its common unit holders, including us, of approximately $0.08 per common unit and we intend to use all of the proceeds from such distribution on our common units to pay a regular quarterly cash dividend of approximately $0.08 per share on our Class A common stock, subject to our discretion as the sole managing member of CWGS, LLC and the discretion of our board of directors. During the nine months ended September 30, 2018, we paid three regular quarterly cash dividends of $0.08 per share of our Class A common stock. CWGS, LLC is required to make cash distributions in accordance with the CWGS LLC Agreement in an amount sufficient for us to pay any expenses incurred by us in connection with the regular quarterly cash dividend, along with any of our other operating expenses and other obligations. In addition, we currently intend to pay a special cash dividend of all or a portion of the Excess Tax Distribution (as defined under “Dividend Policy” included in Part II, Item 5 of our Annual Report) to the holders of our Class A common stock from time to time subject to the discretion of our board of directors as described under “Dividend Policy.” During the nine months ended September 30, 2018, we paid three special cash dividends of $0.0732 per share of our Class A common stock.

Notwithstanding our obligations under the Tax Receivable Agreement, we believe that our sources of liquidity and capital, including potentially incurring additional borrowings under our Floor Plan Facility, borrowings under Real Estate Facility and proceeds from real estate sale leaseback transactions in the fourth quarter of 2018, which in the aggregate are currently expected to provide approximately $104.0 million in incremental liquidity, will be sufficient to finance our continued operations, growth strategy, including the anticipated opening of additional Dealership and Retail locations, regular quarterly cash dividends (as described above) and additional expenses we expect to incur as a public company for at least the next twelve months. However, we cannot assure you that our cash provided by operating activities, cash and cash equivalents or cash available under our Revolving Credit Facility or our Floor Plan Facility, including the potential additional borrowings noted above, will be sufficient to meet our future needs. If we are unable to generate sufficient cash flows from operations in the future, and if availability under our Revolving Credit Facility or our Floor Plan Facility is not sufficient, we may have to obtain additional financing. If we obtain additional capital by issuing equity, the interests of our existing stockholders will be diluted. If we incur additional indebtedness, that indebtedness may impose significant financial and other covenants that may significantly restrict our operations. We cannot assure you that we could obtain refinancing or additional financing on favorable terms or at all, including the expected additional borrowings noted above. See “Risk Factors — Risks Related to our Business — Our ability to operate and expand our business and to respond to changing business and economic conditions will depend on the availability of adequate capital” included in Part I, Item 1A of our Annual Report.

As of September 30, 2018 and December 31, 2017, we had working capital of $594.5 million and $478.7 million, respectively, including $125.4 million and $224.2 million, respectively, of cash and cash equivalents. Our working capital reflects the cash provided by deferred revenue and gains reported under current liabilities of $92.4 million and $77.7 million as of September 30, 2018 and December 31, 2017, respectively, which reduces working capital. Deferred revenue primarily consists of cash collected for club memberships in advance of services to be provided, which is deferred and recognized as revenue over the life of the membership. We use net proceeds from this deferred membership revenue to lower our long-term borrowings and finance our working capital needs.

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

Additionally, SG&A expenses as a percentage of gross profit tend to be higher in the first and fourth quarters due to the timing of acquisitions and the seasonality of our business. We prefer to acquire new retail locations in the first and fourth quarters of each year in order to provide time for the location to be re‑modeled and to ramp up operations ahead of the spring and summer months. The timing of our acquisitions in the first and fourth quarters, coupled with generally lower revenue in these quarters has resulted in SG&A expenses as a percentage of gross profit being higher in these quarters. The opening of the additional Gander Outdoors locations in 2018 has further impacted this trend.

Cash Flow

The following table shows summary cash flows information for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended
	September 30,
(In thousands)	2018	2017
Net cash provided by operating activities	$251,058	$173,352
Net cash used in investing activities	(286,784)	(401,325)
Net cash (used in) provided by financing activities	(63,071)	277,002
Net (decrease) increase in cash and cash equivalents	$(98,797)	$49,029

Operating activities. Our cash flows from operating activities are primarily collections from contracts in transit and customers following the sale of new and used vehicles, as well as from the sale of retail parts, services and consumer services and plans. Contracts in transit represent amounts due from third-party lenders from whom pre-arranged agreements have been determined, and to whom the retail installment sales contracts have been assigned. Our primary uses of cash from operating activities, which includes the $40.8 million of Gander Outdoors pre-opening costs in the first nine months of 2018, are repayments of vehicle floor plan payables, payments to retail product suppliers, personnel-related expenditures, payments related to leased property, advertising, and various consumer services program costs.

Net cash provided by operating activities was $251.1 million in the nine months ended September 30, 2018, an increase of $77.7 million from $173.4 million net cash provided by operating activities in the nine months ended September 30, 2017. The increase was primarily due to $113.4 million from timing of inventory purchases partially offset by increases in Retail inventory balances, a $20.7 million increase in accounts payable and accrued liabilities and $35.1 million of other net favorable changes, partially offset by a $91.5 million decrease in net income.

Investing activities. Our investment in business activities primarily consists of expanding our operations through organic growth and the acquisition of retail locations. Substantially all of our new retail locations and capital expenditures have been financed using cash provided by operating activities and borrowings under our Senior Secured Credit Facilities.

The table below summarizes our capital expenditures for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended
	September 30,
(In thousands)	2018	2017
IT hardware and software	$9,112	$11,570
Greenfield and acquired retail locations	81,208	21,105
Existing retail locations	13,158	11,483
Corporate and other	1,930	1,810
Total capital expenditures	$105,408	$45,968

Our capital expenditures consist primarily of investing in acquired and greenfield retail and RV dealership locations, existing retail locations,  information technology, hardware, and software. There were no material commitments for capital expenditures as of September 30, 2018.

Net cash used in investing activities was $286.8 million for the nine months ended September 30, 2018. The $286.8 million of cash used in investing activities was composed of $105.4 million of capital expenditures primarily for the buildout of the Gander Outdoors locations, $82.2 million for the acquisition of eight RV dealership locations, four Erehwon locations, seven Rock Creek locations and eight consumer shows, and $100.1 million for the purchase of real property, partially offset by proceeds of $0.9 million from the sale of property and equipment. See Note 11 – Acquisitions to our unaudited consolidated financial statements included in Part 1, Item 1 of this form 10-Q.

Net cash used in investing activities was $401.3 million for the nine months ended September 30, 2017. The $401.3 million of cash used in investing activities included $345.1 million for the acquisition of eight RV dealership locations and eight consumer shows (see Note 11 – Acquisitions to our unaudited consolidated financial statements include in Part 1, Item 1 of this form 10-Q), in addition to $46.0 million of capital expenditures and $16.8 million for the purchase of real property, partially offset by proceeds of $6.0 million from the purchase of real property and $0.6 million from the sale of property and equipment.

Financing activities.  Our financing activities primarily consist of proceeds from the issuance of debt and the repayment of principal and debt issuance costs.

Our net cash used in financing activities was $63.1 million for the nine months ended September 30, 2018. The $63.1 million of cash used in financing activities was primarily due to $212.1 million of net payments under the Floor Plan Facility, $98.3 million of non-controlling interest member distributions, $76.7 million of payments on long-term debt, $17.0 million of dividends paid on Class A common stock, and other financing uses of $3.3 million, partially offset by $319.9 million of net proceeds from long term debt, and $24.4 million of proceeds from our Revolving Credit Facility during the nine months ended September 30, 2018.

Our net cash provided by financing activities was $277.0 million for the nine months ended September 30, 2017. The $277.0 million of cash provided by financing activities was primarily due to $205.5 million of borrowings under the Floor Plan Facility, $121.4 million of proceeds we received from the 2017 Public Offering, and $94.8 million of net proceeds from long-term debt, partially offset by $125.0 million of non-controlling interest member distributions, $11.9 million of dividends paid on Class A common stock, $5.6 million of principal payments under the Term Loan Facility, and other financing uses of $2.2 million during the nine months ended September 30, 2017.

Description of Senior Secured Credit Facilities and Floor Plan Facility

As of September 30, 2018 and December 31, 2017, we had outstanding debt in the form of our credit agreement (as amended from time to time, the “Credit Agreement”) that included a $1,181.1 million and $937.1 million term loan (the ‘‘Term Loan Facility’’), respectively, and $35.0 million of commitments for revolving loans (the ‘‘Revolving Credit Facility’’ and, together with the Term Loan Facility, the ‘‘Senior Secured Credit Facilities’’) and our floor plan financing facility with $1.165 billion in maximum borrowing availability and a letter of credit commitment of $15.0 million (the ‘‘Floor Plan Facility’’). We may from time to time seek to refinance, retire or exchange our outstanding debt. Such refinancings, repayments or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. In the past, we have used interest rate swap derivatives to diversify our debt portfolio between fixed and variable rate instruments. For additional information regarding our interest rate risk and interest rate hedging instruments, see “Quantitative and Qualitative Disclosures About Market Risk” in Part I, Item 3 of this Form 10-Q.

Senior Secured Credit Facilities

The following table details the outstanding amounts and available borrowings under our Senior Secured Credit Facilities as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30,	December 31,
	2018	2017
Senior Secured Credit Facilities:
Term Loan Facility:
Principal amount of borrowings	$1,195,000	$945,000
Less: cumulative principal payments	(13,912)	(7,916)
Less: unamortized original issue discount	(5,629)	(6,029)
Less: finance costs	(14,070)	(14,153)
	1,161,389	916,902
Less: current portion	(11,991)	(9,465)
Long-term debt, net of current portion	$1,149,398	$907,437
Revolving Credit Facility:
Total commitment	$35,000	$35,000
Less: outstanding letters of credit	(2,839)	(3,237)
Additional borrowing capacity	$32,161	$31,763

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

On September 27, 2018, the Borrower entered into a Fourth Amendment (the “Fourth Amendment”) to the Credit Agreement. The Fourth Amendment also increases the quarterly Total Leverage Ratio, from “3.00 to 1” to “3.75 to 1” for the period from December 31, 2016 to December 31, 2019 and from “2.75 to 1” to “3.50 to 1” for the period beginning March 31, 2020 and on the last day of each fiscal quarter ending thereafter. The quarterly Total Leverage Ratio covenant is only for the benefit of the Revolving Credit Facility, during certain periods in which the aggregate amount of borrowings under the Revolving Credit Facility (including swingline loans), letters of credit and unreimbursed letter of credit disbursements outstanding at such time (minus the lesser of (a) $5.0 million and (b) letters of credit outstanding) is greater than 30% of the aggregate amount of the Revolving Lenders’ Revolving Commitments, as defined in the Credit Agreement.

See our Annual Report for a further discussion of the terms of the Senior Secured Credit Facilities.

Floor Plan Facility

The following table details the outstanding amounts and available borrowings under our Floor Plan Facility as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30,	December 31,
	2018	2017
Floor Plan Facility:
Notes payable — floor plan:
Total commitment	$1,415,000	$1,415,000
Less: borrowings, net	(734,038)	(974,043)
Less: flooring line aggregate interest reduction account	(147,481)	(106,055)
Additional borrowing capacity	533,481	334,902
Less: accounts payable for sold inventory	(59,236)	(31,311)
Less: purchase commitments	(39,723)	(77,144)
Unencumbered borrowing capacity	$434,522	$226,447

Revolving line of credit	$35,000	$35,000
Less borrowings	(24,403)	—
Additional borrowing capacity	$10,597	$35,000

Letters of credit:
Total commitment	$15,000	$15,000
Less: outstanding letters of credit	(9,369)	(9,369)
Additional letters of credit capacity	$5,631	$5,631

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

Deferred Revenue and Gains

Deferred revenue and gains consist of our sales for products not yet recognized as revenue at the end of a given period and deferred gains on sale-leaseback and derecognition of right to use asset transactions. Our deferred revenue and deferred gains as of September 30, 2018 were $151.0 million and $10.6 million, respectively. Deferred revenue is expected to be recognized as revenue and deferred gains are expected to be recognized ratably over the lease terms as an offset to rent expense.

Off-Balance Sheet Arrangements

As of September 30, 2018, we did not have any off-balance sheet arrangements, except for operating leases entered into in the normal course of business.

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

Recent Accounting Pronouncements

See Note 1 to our unaudited condensed consolidated financial statements in Item 1, Part I of this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in inflation and interest rates. All of these market risks arise in the normal course of business, as we do not engage in speculative trading activities. The following analysis provides quantitative information regarding these risks.

Impact of Inflation

We believe that inflation over the last three fiscal years has not had a significant impact on our operations; however, we cannot assure you there will be no such effect in the future. Our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are generally subject to inflationary increases. Additionally, the cost of remodeling acquired retail locations and constructing new retail locations is subject to inflationary increases in the costs of labor and material, which results in higher rent expense for new retail locations. Finally, we finance substantially all of our Dealership inventory through various revolving floor plan arrangements with interest rates that vary based on various benchmarks. Such rates have historically increased during periods of increasing inflation.

Interest Rate Risk

Our operating results are subject to risk from interest rate fluctuations on our Senior Secured Credit Facilities and our Floor Plan Facility, which carries variable interest rates. Interest rate risk is the exposure to loss resulting from changes in the level of interest rates and the spread between different interest rates. Advances under our Senior Secured Credit Facilities, which include the Term Loan Facility and the Revolving Credit Facility, is tied to a borrowing base and bear interest at variable rates. Additionally, under our Floor Plan Facilities we have the ability to draw on revolving floor plan arrangements, which bear interest at variable rates. Because our Senior Secured Credit Facilities and Floor Plan Facility bear interest at variable rates, we are exposed to market risks relating to changes in interest rates. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. As of September 30, 2018, we had no outstanding borrowings under our Revolving Credit Facility aside from letters of credit in the aggregate amount of $2.8 million outstanding under the Revolving Credit Facility; $1,161.4 million of variable rate debt outstanding under our Term Loan Facility, net of $5.6 million of unamortized original issue discount and $14.1 million of finance costs; and $734.0 million in outstanding borrowings and $9.4 million of letters of credit issued under our Floor Plan Facility; and $24.4 million outstanding under the Floor Plan revolving line of credit. Based on September 30, 2018 debt levels, an increase or decrease of 1% in the effective interest rate would cause an increase or decrease in interest expense under our term Loan Facility of $12.0 million, over the next 12 months and an increase or decrease of 1% in the effective rate would cause an increase or decrease in interest expense under our Floor Plan Facility of approximately $7.3 million over the next 12 months. We do not use derivative financial instruments for speculative or trading purposes, but this does not preclude our adoption of specific hedging strategies in the future.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2018. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2018 as a result of the material weaknesses described in our Annual Report on Form 10-K and below.

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

Management’s Remediation Efforts

Our remediation plan has identified the steps to be taken, all of which we have begun to implement, as further described below, in order to remediate the material weaknesses described in this Item 4 and to enhance our overall control environment and control activities. Although we intend to complete the remediation process as promptly as possible, we cannot at this time estimate how long it will take to remediate these material weaknesses, and our remediation plan may not prove to be successful. We will not consider the material weaknesses remediated until our enhanced controls are operational for a sufficient period of time and tested, enabling management to conclude that the enhanced controls are operating effectively.

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

Changes in Internal Control over Financial Reporting

We are taking actions to remediate the material weaknesses relating to our internal controls over financial reporting, as described above. Except as discussed above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that occurred during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.  Legal Proceedings

On October 19, 2018, a purported stockholder of the Company filed a putative class action lawsuit, captioned Ronge v. Camping World Holdings, Inc. et al., in the United States District Court for the Northern District of Illinois against us, certain of our officers and directors, and Crestview Partners II GP, L.P. and Crestview Advisors, L.L.C.  On October 25, 2018, a different putative stockholder of the Company filed a putative class action lawsuit, captioned Strougo v. Camping World Holdings, Inc. et al., in the United States District Court for the Northern District of Illinois against us, certain of our officers and directors, and Crestview Partners II GP, L.P. and Crestview Advisors, L.L.C.

Both complaints allege that we violated Section 10(b) of the Securities Exchange Act of 1934, as amended, and rule 10b-5 thereunder, by making allegedly materially misleading statements or omitting material facts necessary to make certain statements not misleading related to the business, operations, and management of the Company.  Both lawsuits allege that certain of our officers and directors violated Section 20(a) of the Securities Exchange Act of 1934, as amended, by allegedly acting as controlling persons of the Company.  The lawsuits bring claims on behalf of a putative class of purchasers of our Class A common stock between March 8, 2017 and August 7, 2018, and seek compensatory damages, attorneys’ fees and costs, and any equitable or injunctive relief the court deems just and proper.  The Company believes it has meritorious defenses to the claims of the plaintiffs and members of the putative class, and any liability for the alleged claims is not currently probable or reasonably estimable.

We are also engaged in various other legal actions, claims and proceedings arising in the ordinary course of business, including claims related to employment-related matters, breach of contracts, products liabilities, consumer protection and intellectual property matters resulting from our business activities.  We do not believe that the ultimate resolution of such matters will have a material adverse effect on our business, financial condition or results of operations. However, litigation is subject to many uncertainties, and the outcome of certain of such individual litigated matters may not be reasonably predictable and any related damages may not be estimable. Certain of these litigation matters could result in an adverse outcome to us, and any such adverse outcome could have a material adverse effect on our business, financial condition and results of operations.

Item 1A. Risk Factors

There have been no material changes to our risk factors as previously disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission on March 13, 2018, other than the additional risk factor described below.

We are currently subject to securities class action litigation and may be subject to similar or other litigation in the future, all of which will require significant management time and attention, result in significant legal expenses and may result in unfavorable outcomes, which may have a material adverse effect on our business, operating results and financial condition, and negatively affect the price of our Class A common stock.

We are, and may in the future become, subject to various legal proceedings and claims that arise in or outside the ordinary course of business. For example, on October 19, 2018, a purported stockholder of the Company filed a putative class action lawsuit, captioned Ronge v. Camping World Holdings, Inc. et al., in the

United States District Court for the Northern District of Illinois against us, certain of our officers and directors, and Crestview Partners II GP, L.P. and Crestview Advisors, L.L.C.  On October 25, 2018, a different putative stockholder of the Company filed a putative class action lawsuit, captioned Strougo v. Camping World Holdings, Inc. et al., in the United States District Court for the Northern District of Illinois against us, certain of our officers and directors, and Crestview Partners II GP, L.P. and Crestview Advisors, L.L.C.

Both complaints allege that we violated Section 10(b) of the Securities Exchange Act of 1934, as amended, and rule 10b-5 thereunder, by making allegedly materially misleading statements or omitting material facts necessary to make certain statements not misleading related to the business, operations, and management of the Company.  Both lawsuits allege that certain of our officers and directors violated Section 20(a) of the Securities Exchange Act of 1934, as amended, by allegedly acting as controlling persons of the Company. The lawsuits bring claims on behalf of a putative class of purchasers of our Class A common stock between March 8, 2017 and August 7, 2018, and seek compensatory damages, attorneys’ fees and costs, and any equitable or injunctive relief the court deems just and proper.  The Company believes it has meritorious defenses to the claims of the plaintiffs and members of the putative class, and any liability for the alleged claims is not currently probable or reasonably estimable.

The results of the securities class action lawsuit and any future legal proceedings cannot be predicted with certainty. Also, our insurance coverage may be insufficient, our assets may be insufficient to cover any amounts that exceed our insurance coverage, and we may have to pay damage awards or otherwise may enter into settlement arrangements in connection with such claims. Any such payments or settlement arrangements in current or future litigation could have a material adverse effect on our business, operating results or financial condition. Even if the plaintiffs’ claims are not successful, current or future litigation could result in substantial costs and significantly and adversely impact our reputation and divert management’s attention and resources, which could have a material adverse effect on our business, operating results and financial condition, and negatively affect the price of our Class A common stock. In addition, such lawsuits may make it more difficult to finance our operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibits Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Camping World Holdings, Inc.	10-Q	001-37908	3.1	11/10/16

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.2	Amended and Restated Bylaws of Camping World Holdings, Inc.	10-Q	001-37908	3.2	11/10/16

4.1	Specimen Stock Certificate evidencing the shares of Class A common stock	S-1/A	333‑211977	4.1	9/13/16

10.1	Fourth Amendment to Credit Agreement, dated September 27, 2018, by and among CWGS Enterprises, LLC, as holdings, CWGS Group, LLC, as borrower, the lenders party thereto and Goldman Sachs Bank USA, as administrative agent	8-K	001-37908	10.1	9/28/18

10.2	Loan and Security Agreement, dated as of November 2, 2018 between Camping World Property, Inc., a Delaware corporation, as borrower, the other loan parties party hereto and CIBC Bank USA, as lender					*

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer					*

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer					*

32.1	Section 1350 Certification of Chief Executive Officer					**

32.2	Section 1350 Certification of Chief Financial Officer					**

101.INS	XBRL Instance Document					***

101.SCH	XBRL Taxonomy Extension Schema Document					***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					***

101.DEF	XBRL Extension Definition Linkbase Document					***

101.LAB	XBRL Taxonomy Label Linkbase Document					***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					***

*     Filed herewith

**    Furnished herewith

***   Submitted electronically herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Camping World Holdings, Inc.

Date: November 7, 2018	By:	/s/ Thomas F. Wolfe
Thomas F. Wolfe
Chief Financial Officer and Secretary

(Authorized Officer and Principal Financial Officer)