Form 10-K
period 2018-12-31
Camping World Holdings, Inc.
filed 2019-03-15
CIK 1669779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Title of each class	Name of each exchange on which registered
Class A Common Stock, Par Value $0.01 Per Share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the new registrant was required to submit such files).  Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non‑accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, as of June 30, 2018, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $814,841,000. Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the Registrant as of such date have been excluded because such persons may be deemed to be affiliates.

As of March 7, 2019, the registrant had 37,193,195 shares of Class A common stock outstanding, 50,706,629 shares of Class B common stock outstanding, and one share of Class C common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to its 2019 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2018 are incorporated herein by reference in Part III.

Camping World Holdings, Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2018

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

•

“Former Profit Unit Holders” refers collectively to our named executive officers (excluding Marcus Lemonis), Andris A. Baltins and K. Dillon Schickli, who are members of our board of directors, and certain other current and former non-executive employees and former directors, in each case, who held common units of CWGS, LLC pursuant to CWGS, LLC’s equity incentive plan that was in existence prior to our IPO and received common units of CWGS, LLC in exchange for their profit units in CWGS, LLC.

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

CAUTIONARY NOTE REGARDING FORWARD‑LOOKING STATEMENTS

This Form 10-K contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts contained in this Form 10-K may be forward-looking statements. Statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, including, among others, statements regarding expected new retail location openings, including greenfield locations and acquired locations, as well as Gander-branded retail locations; profitability of new retail locations; our working capital needs and the funding thereof; our intent to increase borrowings in the near term to fund certain store openings and dealership acquisitions; use of proceeds from our borrowings under the Senior Secured Credit Facilities (as defined below); sufficiency of our sources of liquidity and capital and potential need for additional financing; future capital expenditures and debt service obligations; refinancing, retirement or exchange of outstanding debt; our plans to increase product offerings and grow our businesses to enhance revenue and cash flow, and increase our overall profitability; expectations regarding consumer behavior and growth; industry trends; our comparative advantages; our plans and ability to expand our consumer base; our ability to respond to changing business and economic conditions; volatility in sales and potential impact of miscalculating the demand for our products or our product mix; our ability to drive growth; capacity of our contact centers; anticipated impact of certain business acquisitions and opening and operation of the related retail locations; expectations regarding increases of certain expenses; the Company’s plan with regards to the disposition of its investments in CWGS, LLC and its expectations related to realization of a portion of certain outside basis deferred tax asset; the Company’s intent to complete the remediation process related to material weaknesses identified as promptly as possible and to not consider the material weaknesses remediated until our enhanced controls are operational for a sufficient period of time and tested; and the possibility that the Company’s management may decide to take additional measures to address the material weaknesses or modify its current remediation plan. In some cases, you can identify forward-looking statements by terms such as ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘expects,’’ ‘‘plans,’’ ‘‘anticipates,’’ ‘‘could,’’ ‘‘intends,’’ ‘‘targets,’’ ‘‘projects,’’ ‘‘contemplates,’’ ‘‘believes,’’ ‘‘estimates,’’ ‘‘predicts,’’ ‘‘potential’’ or ‘‘continue’’ or the negative of these terms or other similar expressions. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We believe that these important factors include, but are not limited to, the following:

•	the availability of financing to us and our customers;
•	fuel shortages, or high prices for fuel;
•	the well-being, as well as the continued popularity and reputation for quality, of our manufacturers;
•	general economic conditions in our markets, and ongoing economic and financial uncertainties;
•	our ability to attract and retain customers;
•	competition in the market for services, protection plans, products and resources targeting the RV lifestyle or RV enthusiast;
•	our expansion into new, unfamiliar markets, businesses, or product lines or categories, as well as delays in opening or acquiring new retail locations;
•	unforeseen expenses, difficulties, and delays frequently encountered in connection with expansion through acquisitions;
•	our failure to maintain the strength and value of our brands;

•	our ability to successfully order and manage our inventory to reflect consumer demand in a volatile market and anticipate changing consumer preferences and buying trends;
•	fluctuations in our same store sales and whether they will be a meaningful indicator of future performance;
•	the cyclical and seasonal nature of our business;
•	our ability to operate and expand our business and to respond to changing business and economic conditions, which depends on the availability of adequate capital;
•	the restrictive covenants imposed by our Senior Secured Credit Facilities and Floor Plan Facility, both defined herein;
•	our reliance on eight fulfillment and distribution centers for our retail, e-commerce and catalog businesses;
•	natural disasters, whether or not caused by climate change, unusual weather condition, epidemic outbreaks, terrorist acts and political events;
•	our dependence on our relationships with third-party providers of services, protection plans, products and resources and a disruption of these relationships or of these providers’ operations;
•	whether third-party lending institutions and insurance companies will continue to provide financing for RV purchases;
•	our inability to retain senior executives and attract and retain other qualified employees;
•	our ability to meet our labor needs;
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

•

the exemptions from certain corporate governance requirements that we will qualify for, and intend to rely on, due to the fact that we are a ‘‘controlled company’’ within the meaning of the New York Stock Exchange (“NYSE”) listing requirements;

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

PART  I

ITEM 1. BUSINESS

For purposes of this Form 10-K, we define an "Active Customer" as a customer who has transacted with us in any of the eight most recently completed fiscal quarters prior to the date of measurement. Unless otherwise indicated, the date of measurement is December 31, 2018, our most recently completed fiscal quarter. Additionally, references herein to the approximately 9 million U.S. households that own a recreational vehicle are based on The RV Consumer in 2011, an industry report published by the University of Michigan in 2011 (the "RV Survey"), which we believe to be the most recent such survey.

Our Company

Camping World Holdings, Inc. (together with its subsidiaries, referred to as “Camping World”, “the Company”, “we”, “us” or “our” unless specified otherwise) is America’s largest retailer of recreational vehicles (“RVs”) and RV-related products and services, and a large retailer of outdoor lifestyle and active sports-related products and services. Our mission is to bring families and friends together through the enjoyment of the RV and outdoor lifestyle. To best serve the estimated 9 million U.S. households that own an RV and our base of 5.1 million Active Customers, we offer a comprehensive portfolio of services, protection plans, products and resources for RV and outdoor enthusiasts through our national network of retail locations and our direct marketing business. The lifestyle element of the RV and outdoor industry, our comprehensive assortment of products and services, and the multi-year nature of many of our products and services allows us to build long-lasting relationships with our customers that we are continuously looking to enhance and grow. We segment our business into three different areas, Consumer Services and Plans, Dealership and

Retail, and we provide our product and service offerings primarily through our three iconic brands, Good Sam, Camping World, and Gander.

Good Sam Consumer Services and Plans	**Dealership**			**Retail**
	New and Used Vehicles	**Parts, Service and Other[1]**	**Finance and Insurance**	

• Extended vehicle service contracts
• Emergency roadside assistance
• Property and casualty insurance programs
• Membership clubs
• Vehicle financing and refinancing
• Travel protection
• Co-branded credit cards
• Consumer activities and resources:
  - Membership events and chapters
  - Consumer shows
  - Trip planning, travel directories and campground / fuel discounts
  - Consumer magazines
  - E-commerce and social media
  - Contact centers and technical hotlines Hosted online forums
	• New and used recreational vehicles
	  - Travel trailers
	  - Fifth wheel trailers
	  - Motorhomes
		• RV and auto repair and maintenance
		• Installation of parts & accessories
		• Collision repair
		• OEM and aftermarket parts
			• Vehicle financing
			• Protection plans
			  - Extended vehicle service contracts
			  - Tire, wheel, paint and fabric protection
			  - Gap protection
			  - Travel protection
			  - Emergency roadside assistance and alert notifications
				• RV accessories, maintenance products and supplies
				  - Generators and electrical
				  - Satellite receivers and GPS
				  - Towing and hitching
				  - RV appliances
				  - Essential supplies
				• RV and auto repair and maintenance
				• Installation of RV parts & accessories
				• RV aftermarket parts
				• Outdoor lifestyle products
				  - Hunting, fishing, boating and non-RV camping
				  - Biking, snow skiing/boarding, sailboarding and skateboarding
				• Water and marine
				• Cycling
				• Active sports
				• Clothing and footwear

(1)	Certain dealership locations without an accompanying retail location will also sell RV accessories, maintenance products and supplies.

We believe our Consumer Services and Plans business, consisting in part of our Good Sam branded offerings, provides the RV industry’s broadest and deepest range of such plans and programs. Across our extended vehicle service contracts, emergency roadside assistance, property and casualty insurance programs and membership clubs, we experienced high annual retention rates that ranged between 64% and 68%, 64% and 71%, and 65% and 74%, for the years ended December 31, 2018, 2017 and 2016, respectively. We also operate the Good Sam Club, which we believe is the largest RV organization in the world, with approximately 2.1 million members as of December 31, 2018. Membership benefits include a variety of discounts, exclusive benefits, specialty publications and other membership benefits, all of which we believe enhance the RV experience, drive customer engagement and provide cross-selling opportunities for our other services, protection plans and products.

We believe we are the largest retailer of RVs and RV-related products and services in the United States, and a large retailer of products and services for outdoor activities and active sports enthusiasts. Our Dealership and Retail segments shared a total of 227 retail locations across 36 states as of December 31, 2018. A majority of our locations offer Dealership and/or Retail related products and services under the Camping World, Gander Outdoors, and/or Gander RV branded storefronts. Our retail locations are strategically located in key national RV markets and are staffed with knowledgeable local team members, providing customers access to extensive RV expertise. In 2018, our network of Dealership and Retail locations generated approximately 7.4 million transactions, continuing to build our Active Customer database.

We attract new customers primarily through our retail locations, e‑commerce platforms and direct marketing operations. Once we acquire customers through a transaction, they become part of our customer database where we leverage customized customer relationship management (“CRM”) tools and analytics to actively engage, market and sell numerous products and services. Our goal is to consistently increase our database of customers and cross-sell our products and services through our various channels of operation to continue gaining market share in the RV and outdoor recreational markets.

Our Strengths

Our Iconic Brands.  With over fifty years of history dating back to 1966 for the Camping World and Good Sam brands and 1960 for the Gander brand, we believe the Camping World, Good Sam and Gander (previously Gander Mountain) brands are iconic, industry-defining brands that are synonymous with the RV and outdoor lifestyle. Our consistent quality, commitment to customer satisfaction, breadth and depth of offerings, and comprehensive range of RV and outdoor lifestyle products, services, and resources drive a passionate, loyal following by our customers and an enduring trust in our brands.

Comprehensive Portfolio of Services, Protection Plans and Products.  We believe we are the only provider of a comprehensive portfolio of services, protection plans, products and resources for RV and outdoor enthusiasts. We offer more than 10,000 products and services through our retail locations and membership clubs. Our offerings are based on over 50 years of experience and customer feedback from RV and outdoor enthusiasts. Further, we evaluate new products and, through acquisitions or our supplier collaborations, offer a number of unique products that are developed based on customer feedback, including private label products.

Customer Database.  As of December 31, 2018, we had over 29.0 million unique RV and outdoor related contacts in our database, of which approximately 5.1 million were Active Customers. We use a customized CRM system and database analytics to track customers and selectively market and cross sell our offerings. We believe our customer database is a competitive advantage and significant barrier to entry.

Leading Market Position and Scale.  We believe we are the largest retailer of RVs in the United States, and a large retailer of products and services for outdoor activities and active sports enthusiasts, and we believe Good Sam is the largest RV organization in the world. This affords us an attractive opportunity to build customer loyalty by engaging with and supporting customers with all of their RV needs and helping families and friends enjoy the RV and outdoor lifestyle. Our scale and our long-term stability make us attractive to our suppliers, financiers and real estate investors. The strong relationship with our suppliers enables us to negotiate attractive product pricing and availability. We also align with our suppliers on product development in which we leverage our customer base to provide feedback in exchange for exclusive early launch periods for new products. In recent years, we have also leveraged our supplier relationships to introduce private label products, which has improved our product availability.

Core of High Margin, Recurring Revenue.  At the core of our offerings are certain high margin products and services targeting the installed base of RV households and outdoor enthusiasts that generate recurring revenue streams. These offerings include certain Consumer Services and Plan offerings, which we believe are characterized by increased customer engagement, such as our extended vehicle service contracts, emergency roadside assistance, property and casualty insurance programs and membership clubs. As of December 31, 2018, 2017, and 2016, we had 3.1 million, 2.8 million, and 2.6 million participants, respectively, across these Consumer Services and Plan offerings, including those who participated in more than one of our offerings. The increased engagement of our customers in these areas has led to high annual retention rates. Across our extended vehicle service contracts, emergency roadside assistance, property and casualty insurance programs and membership clubs, for each of the years ended December 31, 2018, 2017, and 2016, we experienced high annual retention rates that ranged between 64% and 68%, 64% and 71%, and 65% and 74%, respectively. These offerings also include our Retail parts, services and other offerings, which we believe to be stable and more consistent than the sale of new and used vehicles. Concentrating on our Consumer Services and Plans and Retail parts, services and other offerings has allowed us to grow a core of recurring revenue with gross margins of 59.5% and 33.5% respectively, for the year ended December 31, 2018, which is higher than our consolidated gross margins of 28.4% for the year ended December 31, 2018.

Variable Cost Structure and Capital Efficient Model.  Our decentralized and flat management structure coupled with incentive programs focused on sales, profitability and customer satisfaction have allowed us to achieve a highly variable cost structure. Our database analytics provide us significant flexibility and meaningfully improve our marketing efficiency via nimble, targeted marketing programs. We believe our model improves margin stability through economic cycles, resulting in what we believe to be high cash flow generation, low capital expenditure requirements and impressive returns on invested capital. As a result, we have been successful in generating access to highly attractive real estate and floor plan financing terms, thereby reducing costs and significantly reducing our need for capital. This capital efficient model provides a large share of capital funding at attractive terms for new locations and acquisitions.

Experienced Team.  Our management team has an average of 17 years of industry experience. We offer highly competitive compensation tightly tied to performance, which has allowed us to attract and retain our highly experienced management team. Since 2013, our team has increased total revenue from $2.3 billion to $4.8 billion for the year ended December 31, 2018, increased net income from $16.9 million to $65.6 million for the year ended December 31, 2018 and increased Adjusted EBITDA from $164.6 million to $312.5 million for the year ended December 31, 2018. Adjusted EBITDA is a non-GAAP measure. For a reconciliation of Adjusted EBITDA to net income, the most closely comparable GAAP measure, see “Non-GAAP Financial Measures” in Item 7 of Part II of this Form 10-K.

Our Growth Strategy

We believe our strong brands, our comprehensive portfolio of services, protection plans, products and resources, coupled with our extensive customer database, leading market position and expanded focus on customer service will continue to provide us with competitive advantages in targeting and capturing a larger share of the RV and outdoor recreational markets. With the highly fragmented nature of the RV retail industry and the convergence of the RV and outdoor recreational markets, we believe there are substantial opportunities to continue growing our business through the expansion of our customer base and by cross-selling our growing portfolio of products and services. We attract new customers primarily through adding new retail locations, target marketing, and expanding into adjacent products, services and channels of distribution. Once we acquire customers through a transaction, they become part of our customer database where we leverage customized CRM tools and analytics to actively engage, market and sell numerous products and services. Our goal is to increase our database of customers and cross-selling of products and services through our various channels of operation.

Grow Our Active Base of Customers.  We expect to continue to grow our customer base primarily through adding new retail locations, targeted marketing and expanding into adjacent products, services and channels of distribution.

•

New Retail Locations. Through Dealership acquisitions, Retail expansions and the opening of new greenfield locations, we have expanded our number of Dealership and Retail locations to 227 as of December 31, 2018 from 153 as of December 31, 2017.

oDealership Acquisitions.  The RV dealership industry is highly fragmented with a large number of independent RV dealers, and with our significant scale advantage, we believe we are uniquely positioned to lead a strategic consolidation of this market. We use acquisitions of independent dealers as a fast and capital efficient alternative to new retail location openings to expand our business and grow our customer base. We believe our experience and scale allow us to both acquire these locations at attractive valuations, and to operate them more efficiently and with significantly improved product, service and support offerings. Since 2012, we have successfully acquired and integrated a net of 59 new dealership locations. Most of our Dealership acquisitions are profitable within two full calendar months after completion, with turn around acquisitions sometimes taking a few months longer. We intend to continue to pursue acquisitions that we believe will grow our Active Customer base and present attractive risk adjusted returns and significant value creation opportunities.

oRetail Expansion. With the convergence of the RV and outdoor recreational markets, we believe there is significant opportunity for us to widen our target customer base by opening new locations, expanding our outdoor recreational product and service offerings, and enhancing the benefits of our Good Sam Club. To this end, we made significant investments in infrastructure, inventory, and people over the past two years and believe we are well positioned to leverage those investments to drive future growth. As a component of this strategy, we made several strategic acquisitions in the Retail segment in 2017 and 2018 as follows:

On May 26, 2017, we acquired certain assets of Gander Mountain Company (“Gander Mountain”) and its Overton’s, Inc. (“Overton’s”) marine and watersports business through a bankruptcy auction. Prior to the bankruptcy, Gander Mountain operated 160 retail locations and an e-commerce business that serviced the hunting, camping, fishing, shooting sports, and outdoor markets. Following our acquisition, we rebranded the Gander Mountain business as Gander Outdoors and began opening the rebranded Gander Outdoors stores in December, 2017. The rebranded Gander Outdoors stores offer a variety of RV and outdoor related products and services. As of December 31, 2018, the Gander Outdoors and Overton’s business consisted of 61 retail stores and an e-commerce and direct marketing business.

From August 17, 2017 to April 19, 2018, we acquired several other specialty retail businesses, that collectively operated a total of 23 specialty store locations on December 31, 2018, including:

•  Active Sports, Inc. which included TheHouse.com, (“TheHouse.com”), an online retail component of the business, specializing in bikes, sailboards, skateboards, wakeboards, snowboards and outdoor gear with three locations;

•EIGHTEEN0THREE LLC, dba W82 (“W82”), a specialty retailer of snowboarding, skateboarding, longboarding, swimwear, footwear, apparel and accessories with two store locations;

•Uncle Dan's LTD, (“Uncle Dan’s”), a specialty retailer of outdoor gear, apparel and camping supplies with six store locations;

•Erehwon Mountain Outfitter, (“Erehwon”), a specialty retailer of outdoor gear, apparel and camping supplies with four store locations; and

•Rock Creek Outfitters (“Rock Creek”), a specialty retailer of outdoor gear for kayaking, rock climbing, camping and hiking with eight store locations.

o

New Greenfield Dealership Locations. We utilize proprietary data and analytical tools to target new greenfield dealership locations. We believe there is ample white space for additional development opportunities. Since 2012, we have successfully opened 23 new greenfield locations. Most of our new greenfield locations are cash flow positive within two-to-three full calendar months after opening. We intend to continue to carefully evaluate potential locations and open sites that we believe present attractive risk adjusted returns and significant value creation opportunities while helping to grow our customer base.

The table below summarizes our store locations as of December 31, 2018, 2017 and 2016:

	2018	2017	2016
Co-habited Dealership and Retail locations	126	116	104
Stand-alone Dealership locations	15	8	1
Stand-alone Retail locations	86	29	17
Total locations	227	153	122

For the year ended December 31, 2018, we closed three Dealership locations, three Retail locations that were Camping World RV parts and accessory stores, seven Retail locations that were Gander Outdoors stores, and two Retail locations that were Overton’s stores.

•

Targeted Marketing.  We continuously work to attract new customers to our existing retail and online locations through targeted marketing, attractive introductory offerings and access to our wide array of resources for RV and outdoor enthusiasts. We have focused specifically on marketing to the fast‑growing demographic of younger market entrants, and through our NASCAR Truck Series and participation at college athletic events and music festivals, we believe we attract an outsized share of younger RV owners to our platform.

•

Adjacent Products, Services and Channels of Distribution.  Through relationships with existing suppliers and through acquisitions, we will look to selectively expand into adjacent products, services and channels of distribution. With the convergence of the RV and outdoor recreational markets we believe there is significant opportunity for us to grow our market share by broadening our product assortment, expanding our retail footprint and further developing our online and e-commerce platforms. Similarly, an opportunistic vertical acquisition strategy allows us to earn an increased margin on our services, protection plans and products, and we evaluate such acquisitions that can allow us to capture additional sales from our customers at attractive risk adjusted returns.

•

Cross Selling Our Growing Portfolio of Products and Services.  Our comprehensive portfolio of RV and outdoor products and services, coupled with our expanding database of more than 29.0 million unique RV-related and outdoor recreation-related contacts, provides us with the opportunity to grow by cross selling our array of products and services. We use our customized CRM system and database analytics to proactively market and cross sell to Active Customers.

Our Business Segments

We operate through three reportable segments: Consumer Services and Plans, Dealership, and Retail. In 2018, we realigned the structure of our internal organization in a manner that caused the composition of our reportable segments to change. Our reportable segment financial information has been recast to reflect the updated reportable segment structure for all periods presented. See Note 22 — Segment Information to our consolidated financial statements for further information regarding our reportable segments. Through our retail locations, e-commerce platforms and clubs, we offer RV owners and outdoor enthusiasts the full spectrum of services, protection plans, products and resources that we believe are essential to operate, maintain, protect and to enjoy the RV and outdoor lifestyle.

Our Consumer Services and Plans include:

•

Extended vehicle service contracts.  We offer a mechanical breakdown insurance program developed and offered exclusively for the members of the Good Sam Club and underwritten and insured by QBE Europe Insurance Ltd (“QBE”). The contracts cover the cost of parts, labor and repairs to motorized and towable RVs as well as autos, pick-up trucks and sport utility vehicles (“SUVs”). The contracts ensure the members will have continuous protection during the life of the contracts. QBE assumes full underwriting risk associated with the contracts and we are compensated on a commission basis. As of December 31, 2018, we had approximately 69,000 contracts in force underwritten by QBE.

•

Emergency roadside assistance.  We offer roadside assistance for RVs, autos and motorcycles. Our roadside assistance services include towing, jump start, tire change, mobile mechanic and other services. Membership prices range from $70 to $160 per year depending on coverage, with our Good Sam Club members receiving a discount. We contract with Signature’s Nationwide Motor Club, Inc. to handle dispatch calls through its network of tow providers and we pay a fee per incident or call. As of December 31, 2018, we had approximately 643,000 members in our emergency roadside assistance plan.

•

Property and casualty insurance programs.  We provide third-party auto, RV, motorcycle and boat specialty insurance and home insurance through arrangements with underwriters, including National General, Progressive, Foremost and Safeco. For the year ended December 31, 2018, we sold, through third-party insurance providers, insurance policies with an aggregate net written premium of $264 million. We do not share the underwriting risk of the insurance programs and we receive a marketing fee based on the amount of premium paid to the insurance providers.

•

Membership clubs.  We operate two membership clubs: The Good Sam Club and the Coast to Coast Club. The Good Sam Club members enjoy savings on purchases at Camping World retail locations, discounts on nightly rates at affiliated Good Sam RV parks and other benefits related to the RV lifestyle. We believe the Good Sam Club is the largest RV enthusiast organization in the world. The Coast to Coast Club provides access to, and savings at, private membership campgrounds and other travel related benefits. As of December 31, 2018, we had approximately 2.1 million members across our two clubs.

•

Vehicle financing and refinancing.  We market third-party financing and refinancing solutions for new and used RVs and boats through an arrangement with Essex Credit, a Division of Bank of the West. Essex Credit provides the financing and assumes full underwriting and credit risk, and we receive a marketing fee based on the referred business.

•

Travel protection.  We contract with On Call International to offer travel protection plans through Good Sam TravelAssist, where On Call International primarily assumes the underwriting risk through third-party underwriters. The plans provide 24/7 coverage for emergency medical evacuation, return-home services, emergency medical monitoring, as well as other travel assistance services. Prices range from $50 to $170 per policy per year depending on coverage. As of December 31, 2018, we had approximately 211,000 contracts in force primarily underwritten by On Call’s International’s underwriter, Inter Hannover.

•

Co-branded credit cards.  We contract with Visa and Comenity Capital Bank to offer a Good Sam Rewards Visa® branded credit card. Cardholders receive enhanced rewards points, which are referred to as Good Sam Rewards, for money spent at our retail locations, on our e-commerce platforms, at gas stations and at private campgrounds across the U.S. and Canada. As of December 31, 2018, we had approximately 210,000 issued and open co-branded credit card accounts.

Our consumer activities and resources include:

•

Membership events and chapters.  Our Good Sam Club collaborates with parks and campgrounds across the country to organize numerous events for its members. In addition, we have approximately 1,200 Good Sam Chapters across North America, which comprise smaller groups of members within the Good Sam Club that share common interests. Chapters hold campouts, plan social events and organize community volunteer opportunities. In 2018, our Good Sam Club and Chapters hosted 66 events, which provide the social interaction associated with the RV lifestyle.

•

Consumer shows.  During 2018, we promoted and operated 30 separate consumer shows in 26 different cities across 16 different states. The primary focus of these consumer shows is to promote the RV and outdoor sports lifestyle with the sales of new RVs, accessories and destination options. During 2018, the shows attracted in excess of 285,000 participants in total. Our consumer show division acquired eight new shows in five cities in four states in 2018. These shows provide a strategic opportunity to expose first time buyers and existing RV and outdoor sports enthusiasts to our products and services. To encourage participation by our Good Sam Club members, we offer members a 50% discount on admission fees.

•

Trip planning, travel directories and campground / fuel discount programs.  We help RV enthusiasts with trip planning in a variety of ways. On our Good Sam website, www.goodsam.com, and through our printed travel and campground directory, Good Sam RV Travel and Savings Guide, RV enthusiasts can plan trips by, among other things, searching campgrounds based on destination or particular needs and reading reviews. Good Sam Club members can search for parks that offer the Good Sam Club discount. Our fuel discount program, Good Sam Club Swipe & Save, enables our members to purchase gas, diesel and propane at discounted prices. Currently, members enjoy a 5-cent discount per gallon of gas and diesel at select service stations.

•

Consumer magazines.  We produce Trailer Life and MotorHome, two monthly consumer publications with an average monthly circulation in 2018 of 300,300 and 167,000, respectively. Both publications are produced in print and digitally and cater to the RV enthusiasts. Each publication is well recognized in the industry, with Trailer Life having celebrated its 75th anniversary in June 2016. In addition, we produce an annual RV Buyers Guide, which is sold on newsstands and distributed at most consumer shows free with the purchase of admission.

•

E-commerce and social media.  We use digital media extensively to market, sell and communicate with our customers and members. Each of our businesses has a distinct Web presence where consumers can learn about the services we provide, get rate quotes (as applicable), make purchases and interact with us on an ongoing basis. We make use of cross-selling and on-site marketing to present additional products to consumers as they visit our websites and transact business with us. We are active on social media, including Facebook, to support and promote the RV lifestyle, to engage with our customers and to reach potential new customers on an ongoing basis.

•

Contact centers and technical hotline.  We operate three multi-channel, full-service contact centers with over 380 seats in total. RV enthusiasts call, email, internet chat and use social media to contact us regarding products, consumer services and protection plans, concerns and anything else related to the RV and outdoor lifestyles. For the year ended December 31, 2018, these contact centers handled over 2.4 million calls and responded to over 420,000 emails and social media contacts. Our multiple contact center strategy gives us the opportunity to establish redundant systems and cross training. This provides back up in the event of a natural disaster, power outages or weather issues that can affect any individual location, and allows calls to be routed to another contact center to ensure our customer experience stays at a high level.

Our Dealership Offerings include:

New Vehicles.  We offer a comprehensive selection of new RVs across a range of price points, classes and floor plans, from entry level travel trailers to Class A diesel pushers, at our retail locations and on our e-commerce platform. We have formed strategic alliances with leading RV manufacturers, including Thor Industries, Inc., Forest River, Inc., and Winnebago Industries, Inc. For the year ended December 31, 2018, we sold approximately 71,500 new vehicles. The table below sets forth certain information on our primary offerings:

Used Vehicles.  We sell a comprehensive selection of used RVs at our retail locations, including the vehicle types listed in the table above. The primary source of used RVs is through trade-ins at the time of the sale of new and used RVs. Used RVs are generally reconditioned in our service departments prior to sale. Used RVs that do not meet our standards for retail sale are typically sold at wholesale auctions. For the year ended December 31, 2018, we sold approximately 32,800 used vehicles.

Dealership Parts, Services and Other, including:

•

Repair and Maintenance.  We offer repair and maintenance services at 128 of our retail locations nationwide as of December 31, 2018 and perform warranty repairs for RVs. With over 1,600 RV technicians, we are equipped to offer comprehensive repair and maintenance services for most RV components.

•

Installation of parts and accessories.  Our full-service repair facilities enable us to install all parts and accessories that we sell in our retail locations, including, among other items, towing and hitching products, satellite systems, braking systems, leveling systems and appliances. While other RV dealerships may be able to install RV parts and accessories and other retailers may be able to sell certain parts and accessories, our ability to both sell and install necessary parts and accessories affords us a competitive advantage over online retailers and big box retailers that do not have service centers designed to accommodate RVs and over RV dealerships that do not offer a comprehensive inventory of parts and accessories.
•

Collision repair.  We offer collision repair services at most of our service centers, and over 30% of our service facilities are equipped with full body paint booths. Our facilities are equipped to offer a wide selection of collision repair services, including fiberglass front and rear cap replacement, windshield replacement, interior remodel solutions and paint work. We perform collision repair services for a wide array of insurance carriers, including Progressive, National General and Nationwide.

•

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

Finance and Insurance, including:

•

Vehicle financing.  Through arrangements with third-party lenders, such as Bank of America, Bank of the West, US Bank, and M&T Bank, and other regional and local banks and credit unions, we are able to provide financing for most new and used RVs we sell through our retail locations. Generally, our financing transactions are structured through long-term retail installment sales contracts (with terms of up to 20 years), which we enter into with our customers on behalf of our third-party lenders, which have provided initial, non-binding approval to assume our position as creditor. The retail installment sales contracts are assigned on a non-recourse basis, with the third-party lender assuming underwriting and credit risk. In 2018, we arranged financing transactions for approximately 75% of our total number of new and used units sold for which we earn a commission from the third-party lender.

•

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

Our Retail Offerings include:

•	RV supply and maintenance products, such as: chemicals, oils, lubricants, sealants, antifreeze, toilet paper, paint, and cleaning supplies.
•

RV equipment and accessories, such as: trailer hitches, microwaves, mattresses, awnings, shower curtains, generators, water heaters, water softeners, water filtration systems, toilets, pumps, hoses, roof vents roof fans, step systems, ramps and ladders, hand rails, door locks, batteries, heaters, covers, storage and lighting products.

•	Outdoor equipment and recreational products, such as: chairs, coolers, canopies, tables, grills and portable generators.

•

Outdoor sporting and lifestyle products such as backpacks, tents and kitchen equipment for camping; maps, eye wear, hydration equipment and tools for hiking; boats, anchors and motors for boating; various types of bikes, helmets, lights and tires for cycling; helmets and tools for skateboarding; electronics and safety gear for fitness activities; gloves, snowboards, boots and bindings for snowboarding; windsurfing boards, paddle boards, water skis, surf boards, wet suits and car racks for water sports; harnesses, climbing shoes and climbing devices for climbing; rods, reels, and tackle for fishing, firearms, safety and accessories, and ammunition for hunting.

•

Apparel, outerwear, footwear and accessories for outdoor activities such as camping, hiking, boating, cycling, water sports, skateboarding, climbing, fitness, skiing, fishing, hunting, swimming and snowboarding.

Customers and Markets

The estimated number of U.S. households that own an RV is approximately 9 million, which we believe has grown consistently over the past 20 years, including during the last economic downturn. We have approximately 5.1 million RV-related and outdoor-related Active Customers and aim to market and sell our services, protection plans, products and resources to a growing number of new market entrants.

The recreational vehicle industry is characterized by RV enthusiasts’ investment in, and steadfast commitment to, the RV lifestyle. Owners purchase insurance, extended service contracts, roadside assistance and regular maintenance in order to protect and maintain their RV. They typically invest in new accessories and the necessary installation costs as they upgrade their RV. They also spend on services and resources as they plan, engage in, and return from their road trips. Furthermore, based on industry research and management’s estimates, we believe that RV owners typically trade-in to buy another RV every four to five years.

In 2018, approximately 484,000 new RVs were shipped by manufacturers according to the RV Industry Association survey of manufacturers reports. Overall, from 2012 to 2018, the number of RV shipments grew by a compounded annual rate of 9.7%. There are two main categories of RVs: motorhomes (motorized units) and towables (units that are towed behind a car, van or pickup). Motorized units include Class C Motorhomes, with prices for new units typically ranging from $57,000 to $92,000, Class A Gas Motorhomes, with prices for new units typically ranging from $75,000 to $114,000, Class A Diesel Motorhomes, with prices for new units typically ranging from $128,000 to $318,000, and Class B Motorhomes, with prices for new units typically ranging from $64,000 to $104,000. Towable units include travel trailers with prices for new units typically ranging from $15,000 to $29,000 and fifth-wheel trailers, with prices for new units typically ranging from $35,000 to $63,000. According to data gathered by Statistical Surveys, Inc., which tracks the number of RV registrations in every state except Hawaii and Alaska, from 2011 to 2018, the average annual new unit sales growth of diesel motorhomes, gas motorhomes and towables was 4.7%, 17.4% and 12.1%, respectively. RV manufacturers are now producing more innovative models, such as lightweight towables and smaller, fuel efficient motorhomes. In addition, green technologies, such as solar panels and energy efficient components are appearing on an increasing number of RVs.

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

Additionally, according to The 2018 North American Camping Report, the total number of camping households in the U.S. is estimated at 77 million households, up by more than 6 million since 2014. The popularity of camping is growing across all ages, demographics and ethnic groups, with the largest growth of new campers coming from Asian, Hispanic and African American descent. Campers are increasing the amount of time they camp each year, with the number of campers who camp three times or more each year increasing by 64% since 2014. As campers age, they are more likely to use RVs as part of their camping experience. From 2014 to 2017, the number of campers using an RV to camp increased to an estimated 24% from 21% and 7-in-10 RV campers were Millennials or Generation X consumers. The camping and RV industry are expected to benefit from baby boomers reaching retirement age and Generation X and Millennial consumers reach their prime camping age. As of July 1, 2016 (the latest date for which population estimates are available), Millennials age 20-35 in 2016, numbered 71 million individuals in the United States, and Baby Boomers ages 52-70 numbered 74 million.

In addition to positive demographic trends, according to the RV Survey, the typical RV customer has, on average, a household income of approximately $75,000. This is approximately 50% higher than the median household income of the broader United States population at the time of the RV survey, according to the U.S. Census Bureau. The higher average income has resulted in a more resilient RV consumer with greater buying power across economic cycles.

Taken together, we believe the savings RVs offer on a variety of vacation costs and the increase in the pool of potential RV customers due to favorable demographic trends should continue to grow the installed base of RV owners, and will have a positive impact on RV usage and demand for our array of products and services.

The customer base for our Retail stores that sell outdoor lifestyle products is broad and varied, and includes anyone who participates in outdoor lifestyle sports and recreational activities, such as hunting, fishing, boating, camping, skiing, snowboarding, paddle boarding, hiking, rock climbing, whitewater rafting, and more. With our strong presence in both retail stores and online, our active and outdoor customers live across the United States and are outdoor enthusiasts. Our core strategy is to provide these customers with a unique and broad assortment of outdoor equipment, accessories, related technical apparel and footwear, expert services, convenient locations and value pricing.

Our Retail Locations

As of December 31, 2018, we operated 227 retail locations across 36 states. Our retail locations are strategically located in key RV and outdoor markets and a majority of our locations offer Dealership and/or Retail related products and services under the Camping World, Gander Outdoors, and/or Gander RV branded storefronts. A map of our location footprint is below:

Store Design and Layout

We present our broad and deep array of services, protection plans, products and resources in a convenient and engaging atmosphere to meet the everyday needs of RV and outdoor enthusiasts. The majority of our retail locations offer Dealership and/or Retail related products and services under the Camping World and our Gander Outdoors branded storefronts. As such, the majority of our locations contain an RV sales area, an RV and outdoor parts, products and accessories area, a customer service area, a service, repair and installation area, and office and warehouse space. In our Dealership locations, large parking areas provide sufficient space to facilitate maneuvering of RVs, and the area devoted to new and used RV inventory typically ranges from three to twelve acres. While each of our locations are different, the square footage dedicated to the sale of RV and outdoor parts and accessories averages approximately 8,000 square feet in our Camping World Retail locations and between 16,000 and 96,000 square feet in our Gander Outdoors locations. Our stand-alone outdoor retail locations average approximately 35,000 selling square feet with convenient access to a major highway. These stand-alone locations have an open-style and inviting shopping environment characterized by wide aisles with high-end displays and racking. These stores are category-focused and feature an extensive selection of leading national and regional brands as well as company-owned brands.

The majority of our Dealership locations feature service centers staffed with expert, in-house trained product specialists and are equipped with merchandise demonstrations to assist in educating customers about RV performance products. Our Retail locations also provide opportunities to promote a more interactive and consultative selling environment. Our staff is trained to cross-sell and explain the benefits of our breadth of services, protection plans and products to which our customers have become accustomed, such as extended service contracts, emergency roadside assistance products, club memberships, discount camping and travel assistance. We tailor our retail locations that sell outdoor products with merchandise assortments to take advantage of our customer’s seasonal and local/regional preferences. We seek to combine this broad product offering with superior customer services based on our store associate’s extensive product knowledge and outdoor-related experience.

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

We also believe there is significant opportunity for us to widen our target customer by expanding our outdoor recreational product and service offering. By targeting a broader group of outdoor recreational enthusiasts and enhancing the membership benefits of our Good Sam Club, we believe we have the opportunity to expand our base of customers and enhance the long-term value of our consumer services and plans business. Consistent with this strategy, we made several strategic acquisitions in the Retail segment in 2017 and 2018, including Gander Mountain and Overton’s, Active Sports, Inc., W82, Uncle Dan’s, Erehwon and Rock Creek.

Expansion Opportunities and Site Selection

Our expansion and dealership acquisition strategy focuses on growing our Active Customer base. We have developed a rigorous and flexible process that employs proprietary data and analytical tools to identify target markets for new store openings and acquisitions. We select sites for new locations or evaluate dealership acquisition opportunities based on criteria such as local demographics, traffic patterns, proximity to RV parks and campgrounds, proximity to major interstates, analytics from our Active Customer database, RV sales and registrations, product availability and availability of attractive acquisition and/or lease terms. Our prospective dealership sites are typically located on major highways with convenient access and high visibility. Depending on market demographics, our prospective dealership sites generally include 8 to 18 acres and accommodate a 30,000 to 85,000 square foot retail footprint and 5 to 12 acres for RV inventory. Most of our new Dealership greenfield locations are profitable within two-to-three full calendar months after opening. Most of our Dealership acquisitions are profitable within two full calendar months after completion, with turn around acquisitions sometimes taking a few months longer.

As the market leader, with a scalable cost structure, we have an established track record of successful dealership acquisitions. Over the last three years ended December 31, 2018, we have spent over $296 million, net of financing under our Seventh Amended and Restated Credit Agreement for floor plan financing (as further amended, the “Floor Plan Facility”), on 25 dealership acquisitions that included 34 dealership retail locations, at multiples of acquired EBITDA in the low to mid-single digit range. We target most acquisitions to result in cash-on-cash payback periods of under a year, and have designed an identification, assessment, negotiation, acquisition, and closing set of processes and procedures that allow us to move quickly on opportunities.

Store Level Management and Training

In 2018, our President of Camping World oversaw all dealership operations. Our individual dealership locations were managed by a senior vice president of operations, each of whom was typically responsible for 28 to 49 locations. Depending on the number of dealership locations managed by any senior vice president of operations, the senior vice president of operations may have one or more market managers responsible for a smaller number of locations. Our senior vice presidents of operations had, on average, 24 years of experience in the RV industry and have been employed by us for 13 years. Our President of Camping World Dealerships resigned in December 2018 and the four senior vice presidents of operations were promoted to division RV presidents and manage the dealership operations, reporting directly to the Chief Executive Officer.

Each dealership location employs a general manager or a general sales manager (in either case, the “GM”) that has responsibility for the daily operations of the dealership or combined dealership and retail location. Areas of responsibility include inventory management, hiring, associate training and development, maintenance of the facilities, customer service, and customer satisfaction. A GM’s management team includes a sales manager, a parts and accessories manager, a service manager, and a finance and insurance manager to help oversee the operations of each retail location department. A typical retail location employs approximately 30 to 120 full-time equivalent employees.

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

We actively seek to improve our ability to assess talent during the interview process, hire talented people, and provide extensive training programs and opportunities for our employees, including, among others, new-hire training and orientations, e-learning and training modules, national training directors and certification programs for our RV technicians.

Product Sourcing and Distribution

Sourcing

New and Used RVs

We generally acquire new RVs for retail sale directly from the applicable manufacturer. We have strategic contractual arrangements with leading RV manufacturers, including Thor Industries, Inc., Forest River, Inc., and Winnebago Industries, Inc., with such manufacturers supplying approximately 73.8%, 15.3%, and 5.9%, respectively, of our new RV inventory as of December 31, 2018. According to the latest annual report on Form 10-K of Thor Industries, Inc., we are their largest customer, representing 20% of latest fiscal year revenue. We maintain a central inventory management and purchasing group to manage and maintain adequate inventory levels and mix. RVs are transported directly from a manufacturer’s facility to our retail locations via a third-party transportation company. According to the RV Industry Association, the total number of RV shipments declined in 2018 and is expected to further decline in 2019. During the year ended December 31, 2018, approximately 3% of our Dealership merchandise was imported directly from vendors located in foreign countries, with a substantial portion of the imported merchandise being obtained directly from vendors in Canada.

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

We finance the purchase of substantially all of our new RV inventory from manufacturers through our Floor Plan Facility. Used vehicles may also be financed from time to time through our Floor Plan Facility. For more information on our Floor Plan Facility, see “Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Description of Senior Secured Credit Facilities and Floor Plan Facility” included in Part II, Item 7 of this Form 10-K and Note 4 — Inventories, net and Notes Payable — Floor Plan, net to our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K.

Parts, Accessories, and Outdoor Lifestyle Products

The purchasing activities for our parts and accessories departments are focused on RV maintenance products, outdoor lifestyle products, RV parts and accessories, such as, among others, generators and electrical, satellite receivers and GPS, towing and hitching products and RV appliances, essential supplies and other products and services necessary or desirable for the RV lifestyle. We maintain central purchasing, replenishment and distribution functions to manage inventory planning, allocate merchandise to our retail locations and oversee the replenishment of basic merchandise to our distribution centers. We have no long-term purchase commitments. During the year ended December 31, 2018, we purchased merchandise from approximately 2,400 vendors with no vendor accounting for more than approximately 5% of total merchandise purchased. During the year ended December 31, 2018, approximately 4% of our merchandise was imported directly from vendors located in foreign countries, with a substantial portion of the imported merchandise being obtained directly from vendors in China. We have established long-standing, continuous relationships with our largest vendors. We believe that the volume of merchandise we purchase from domestic and international suppliers and our ability to buy direct from manufacturers enables us to obtain merchandise at costs which compare favorably to local RV dealers and retailers.

Our merchant team located in Bowling Green, Kentucky, Bloomington Minnesota, and Greenville, North Carolina currently manages our parts and accessories sourcing. To ensure our product offerings are tailored to local market conditions and demand, our merchant team routinely meets one-on-one with vendors, attends trade shows, reviews trade periodicals and evaluates merchandise offered by other retail and online merchants. We also consistently gather feedback and new product reviews from our store management and employees, as well as from reviews submitted by our customers. We believe this feedback is valuable to our vendor-partners and improves our access to new models and technologies.

Distribution and Fulfillment

We have historically distributed our RV merchandise from three leased distribution and fulfillment centers located in Franklin, Kentucky, Bakersfield, California, and Fort Worth, Texas, which were 250,000, 169,123, and 197,400 square feet, respectively. Subsequent to December 31, 2018, we closed our distribution center in Fort Worth, Texas and consolidated the distribution of our RV merchandise in our Franklin, Kentucky, Bakersfield, California and Lebanon, Indiana distribution facilities. These three distribution centers support replenishment of parts and accessories for our retail locations and manage the fulfillment of Camping World direct-to-consumer e-commerce and catalog orders. We use common carriers for replenishment of our retail locations and ship merchandise to our e-commerce customers via courier service. An experienced distribution management team leads a staff of approximately 120 full-time distribution center employees.

We distribute our Gander Outdoors, Overton’s and other specialty retail merchandise from a combination of leased or owned distribution centers in Greenville, North Carolina (two locations), Lebanon, Indiana, St. Paul, Minnesota, Chattanooga, TN, and Skokie, Illinois, which are 497,133, 707,952, 214,000, 44,583 and 5,986 square feet, respectively. These six distribution centers support replenishment of Gander Outdoors, Overton’s and our other specialty retail stores as of December 31, 2018 and manage the fulfillment of our Gander Outdoors, Overton’s and other specialty stores direct-to-consumer e-commerce orders. We use common carriers for replenishment of our retail locations and ship merchandise to our e-commerce customers via courier service. Our experienced distribution management team leads a staff of approximately 260 full-time employees at these distribution centers.

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

Marketing and Advertising

We market our Consumer Services and Plans and Good Sam branded offerings through retail point of sale, websites, e-mail, direct mail, inserts, paid search, space advertisements, promotional events, member-get-a-member campaigns, and telemarketing. In 2018, retail point of sale marketing efforts accounted for approximately 80% of new paid enrollments in our Good Sam Club. We generally use our internal proprietary database for marketing and advertising. As of December 31, 2018, we had over 29.0 million unique RV and outdoor related contacts in our database, of which approximately 5.1 million were Active Customers.

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

We market our Gander Outdoors brand through our retail stores, websites, in-store promotions, social media, local TV, outdoors shows, direct mail, digital, vendor co-op programs, print publications including newspaper, regional and national publications along with partnerships with local conservation groups. Gander Outdoors continued marketing goal is to grow its customer file and leverage learned customer preference in order to strategically position itself within the marketplace for the outdoor enthusiast.

We currently operate an extensive network of RV lifestyle related websites, including www.goodsamclub.com,  www.campingworld.com and www.goodsamcamping.com, that collectively experienced approximately 129 million visitor sessions in 2018. Our websites feature RV and RV lifestyle associated content, as well as the ability to purchase parts, services and accessories that enhance the RV lifestyle. We believe our network of websites provide RV owners and enthusiasts with the most expansive access to RV related content and e-commerce in the RV industry. Our websites also allow RV owners and enthusiasts to read about the RV lifestyle, make purchases and gather more information about RV parks and other RV-related entities.

In addition to websites, our digital presence includes apps and services that enable current and potential RV owners and enthusiasts to research RVs, read product reviews written by RV experts and other RV owners and enthusiasts, plan RV trips (including mapping routes and planning which RV parks to visit) and purchase thousands of products to support their RV lifestyle. We use various digital tools and services to foster the RV lifestyle and to introduce new and/or future RV owners and enthusiasts to our network of websites and the products and services we offer. Our wide-reaching digital presence provides extensive marketing for the products and services we sell, while providing the RV community with access to valuable content and tools to enhance the RV lifestyle.

We also use promotional events as marketing tools. During 2018, we promoted and operated 30 consumer shows in 26 cities across 16 states which are primarily RV, boat, and sport shows. The total audience of RV, boating, powersports and outdoor recreation enthusiasts who attended our shows during 2018 exceeded 285,000. Our consumer show division acquired eight new shows in five cities in four states in

2018. In addition, we have sponsored sporting events such as Major League Baseball, the NASCAR Camping World Truck Series, the NASCAR Sprint Cup Series races, and the College Football Camping World Bowl. Periodically we promote the opening of each new retail location through grand opening celebrations at which we may have special events and discounted prices.

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

Our Camping World website works in concert with our retail locations and logistics operations, with orders for stocked inventory shipped from the same distribution centers that support our network of retail locations. We currently offer a wide variety of products on www.campingworld.com and associated websites, which include products that are not available in our retail locations. To further support sales, we make use of various affiliate relationships, which helps us reach the RV community across a wide array of websites.

We continually invest in our network of websites and point of sale technology. Knowing our customers’ purchasing history provides us with the opportunity to have a greater understanding of the wants and needs of our customers. Our websites enable simplified access to all Good Sam content and services in an integrated fashion through www.goodsam.com. Our Retail websites, including www.campingworld.com, www.ganderoutdoors.com, www.overtons.com, www.the-house.com, w82.com, and www.udans.com, feature access to product search and optimized product presentation, as well as shopping and checkout processes. We invest in our websites on an ongoing basis to continually improve our customers’ experience, and to increase visits and purchases by new and returning customers.

Customer Service

We believe customer service and access to a live person is a critical component of our digital marketing and sales operations. Our sales and customer service centers in Englewood, Colorado, and Bowling Green, Kentucky, are multi-channel, full-service contact centers. RV enthusiasts call, email, internet chat and use social media to contact us regarding products, consumer services and protection plans, concerns and anything else related to the RV lifestyle. RV enthusiasts can also speak with our customer service specialists for help with orders, to receive answers to questions and to make purchases for any product offered through our websites.

Our contact center in Englewood, Colorado is an approximately 230-seat contact center that occupies approximately 20,000 square feet. For the year ended December 31, 2018, the Englewood, Colorado contact center handled approximately 2.0 million calls and responded to over 250,000 emails and social media contacts. Our contact center in Bowling Green, Kentucky provides service and support to the Camping World internet and catalog product sales. Our contact center in Greenville, North Carolina has 100+ seats and handled over 230,000 inbound calls in 2018 from outdoor enthusiasts for Gander Outdoors and Overton’s products and services. Our multiple contact center strategy gives us the opportunity to establish redundant systems and cross training. This provides back up in the event of a natural disaster, power outages or weather issues that can affect any individual location, and allows calls to be routed to another contact center to ensure our customer experience stays at a high level.

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

To support the applications, we have multiple data centers with advanced servers, storage and networking capabilities. We have a secure wide area network that facilitates communication within and between our offices and provides both voice and data services. Business critical systems are replicated in real time and all systems are protected with on- and off-site backups.

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

In September 2004, Congress declined to renew the Assault Weapons Ban of 1994 (“AWB”), which prohibited the manufacture of certain firearms defined as “assault weapons”; restricted the sale or possession of “assault weapons,” except those that were manufactured prior to the law’s enactment; and placed restrictions on the sale of new high capacity ammunition feeding devices. Various states and local jurisdictions, including Colorado, Maryland and New York (states in which we operate or plan to operate applicable stores), have adopted their own versions of the AWB or high capacity ammunition feeding device restrictions, some of which restrictions apply to the products we sell in other states. If a statute similar to the AWB were to be enacted or re-enacted at the federal level, it would impact our ability to sell certain products. Additionally, state and local governments have proposed laws and regulations that, if enacted, would place additional restrictions on the manufacture, transfer, sale, purchase, possession and use of firearms, ammunition and shooting-related products. For example, several states, such as Colorado, Connecticut, Maryland, New Jersey, New York, and Washington have enacted laws and regulations that are more restrictive than federal laws and regulations that limit access to and sale of certain firearms. Additionally, Connecticut and New York impose mandatory screening of ammunition purchases; California and the District of Columbia have requirements for microstamping (that is, engraving the handgun’s serial number on each cartridge) of new handguns; and some states prohibit the sale of guns without internal or external locking mechanisms. Other state or local governmental entities may also explore similar legislative or regulatory initiatives that may further restrict the manufacture, sale, purchase, possession or use of firearms, ammunition and shooting-related products.

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

Employees

As of December 31, 2018, we had 10,724 full-time and 2,222 part-time or seasonal employees. None of our employees are represented by a labor union or are party to a collective bargaining agreement, and we have had no labor-related work stoppages. We believe that our employee relations are good.

Seasonality

We have experienced, and expect to continue to experience, variability in revenues and net income as a result of annual seasonality in our business. Because RVs are used primarily by vacationers and campers, demand for services, protection plans, products and resources generally declines during the winter season, while sales and profits are generally highest during the spring and summer months. Conversely, we expect demand for non-RV-related outdoor and active sports products to generally decline during the first and second fiscal quarters and we expect sales and profits to generally be higher in the third and fourth fiscal quarters. In addition, unusually severe weather conditions in some geographic areas may impact demand. On average over the last three years ended December 31, 2018, we generated 30.1% and 28.1% of our annual revenues in the second and third fiscal quarters, respectively, which include the spring and summer months. Additionally, the average quarterly revenue percentage generated over the last three years ended December 31, 2018 from our Consumer Services and Plans segment was 25.1%, 24.6%, 24.2% and 26.1% for the first, second, third and fourth quarters, respectively, the average quarterly revenue percentage generated over the last three years ended December 31, 2018 from our Dealership segment was 22.3%, 30.7%, 28.2% and 18.8% for the first, second, third and fourth quarters, and the average quarterly revenue percentage generated over the last three years ended December 31, 2018 from our Retail segment was 16.1%, 27.5%, 28.6% and 27.8% for the first, second, third and fourth quarters respectively. We have historically incurred additional expenses in the second and third fiscal quarters due to higher purchase volumes, increased staffing in our Dealership and Retail locations and program costs. For further discussion, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Seasonality” in Item 7 of Part II of this Form 10-K.

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

Our business is affected by the availability of financing to us and our customers. Generally, RV dealers, including us, finance their purchases of inventory with financing provided by lending institutions. As of December 31, 2018, we had up to $1.415 billion in maximum borrowing capacity under our Seventh Amended and Restated Credit Agreement for floor plan financing (as further amended, the “Floor Plan Facility”) of which $886.0 million was outstanding and, after deducting $22.5 million for approved purchases that were in process at the manufacturers and $33.9 million of borrowings included in accounts payable for sold inventory, the available line for future inventory purchases as of December 31, 2018 was $374.8 million. On December 4, 2018, FreedomRoads, LLC entered into a First Amendment to the Floor Plan Facility Amendment which increased the maximum amount outstanding under the revolving line of credit to $60.0 million from $35.0 million, and $38.7 million of borrowings were outstanding under the revolving line of credit as of December 31, 2018. As of December 31, 2018, approximately 89.1% of the invoice cost of new RV inventory and no used RV inventory was financed under the Floor Plan Facility. A decrease in the availability of this type of wholesale financing or an increase in the cost of such wholesale financing could prevent us from carrying adequate levels of inventory, which may limit product offerings and could lead to reduced sales and revenues.

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

Thor Industries, Inc., Forest River, Inc., and Winnebago Industries, Inc. supplied approximately 73.8%, 15.3%, and 5.9%, respectively, of our new RV inventory as of December 31, 2018. We depend on our manufacturers to provide us with products that compare favorably with competing products in terms of quality, performance, safety and advanced features. Any adverse change in the production efficiency, product development efforts, technological advancement, marketplace acceptance, reputation, marketing capabilities or financial condition of our manufacturers, particularly Thor Industries, Inc., Forest River, Inc., and Winnebago Industries, Inc., could have a substantial adverse impact on our business. Any difficulties encountered by any of our manufacturers, particularly Thor Industries, Inc., Forest River, Inc., and Winnebago Industries, Inc., resulting from economic, financial, or other factors could adversely affect the quality and amount of products that they are able to supply to us and the services and support they provide to us.

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

We also rely on our retail locations to attract and retain customers and to build our customer database. If we close retail locations, are unable to open or acquire new retail locations due to general economic conditions or otherwise, or experience declines in customer transactions in our existing retail locations due to general economic conditions or otherwise, our ability to maintain and grow our customer database and our Active Customers will be limited, which could have a material adverse effect on our business, financial condition and results of operation.

Decreases in Active Customers, average spend per customer, or retention and renewal rates for our consumer services and plans would negatively affect our financial performance, and a prolonged period of depressed consumer spending could have a material adverse effect on our business. Promotional activities and decreased demand for consumer products could also affect our profitability and margins. In addition, adverse economic conditions may result in an increase in our operating expenses due to, among other things, higher costs of labor, energy, equipment and facilities. Due to fluctuations in the U.S. economy, our sales, operating and financial results for a particular period are difficult to predict, making it difficult to forecast results for future periods. Additionally, we are subject to economic fluctuations in local markets that may not reflect the economic conditions of the U.S. economy. Any of the foregoing factors could have a material adverse effect on our business, financial condition and results of operations.

In addition, the success of our recurring Good Sam consumer services and plans depends, in part, on our customers’ use of certain RV sites and/or the purchase of services, protection plans, products and resources through participating merchants, as well as the health of the RV industry generally. If general economic conditions worsen, our customers may perceive that they have less disposable income for leisure activities or they may not be able to obtain credit for discretionary purchases. As a result, they may travel less frequently, spend less when they travel and purchase and utilize our services, protection plans, products and resources less often, if at all, which could have a material adverse effect on our business, financial condition and results of operations. Furthermore, if we face increased competition from other businesses with similar product and service offerings, we may need to respond by establishing pricing, marketing and other programs or by seeking out additional strategic alliances or acquisitions that may be less favorable to us than we could otherwise establish or obtain in more favorable economic environments. In addition, declines in the national economy could cause merchants who participate in our programs to go out of business. It is likely that, should the number of merchants entering bankruptcy rise, the number of uncollectible accounts would also rise. These factors could have a material adverse effect on our business, financial condition and results of operations.

Changes in consumer preferences for our products or our failure to gauge those preferences could lead to reduced sales.

We cannot be certain that historical consumer preferences for RVs in general, and any related products, will remain unchanged. RVs are generally used for recreational purposes, and demand for our products may be adversely affected by competition from other activities that occupy consumers’ leisure time and by changes in consumer lifestyle, usage pattern, or taste. Similarly, an overall decrease in consumer leisure time may reduce consumers’ willingness to purchase our products. Over the past several years, we have seen a shift in our overall sales mix towards new travel trailer vehicles, which has led to declines in our average selling price of a new vehicle unit. From 2015 to 2018, new vehicle travel trailer units increased from 62% of total new vehicle unit sales to more than 68% of total new vehicle unit sales and the average selling price of a new vehicle unit has declined from $39,853 to $35,221. The increased popularity of new travel trailer vehicles and the lower price points of these units compared to other new vehicle classes, such as motorhomes and fifth wheels, could continue to lower our average selling price of a new vehicle unit and impact our ability to grow same store sales. In addition, after several years of strong growth, the overall RV industry experienced decelerating demand for new vehicles in 2018 and wholesale shipments of new RV vehicles declined 4.1% for the full year of 2018 and 14.6% for the second half of 2018 on a year-over-year comparable period basis. Decelerating industry trends in 2018 also negatively impacted our same store sales trends in 2018. These factors may continue to negatively impact our results of operations in the future, which could have a material adverse effect on our business, financial condition and results of operations.

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

We have in the past and intend to continue to expand by building or acquiring new retail locations in new markets and may elect to acquire new business, product lines or categories. For example, in May 2017 we acquired certain assets of Gander Mountain and Overton’s and, as of December 31, 2018, we operated 61 Gander Outdoors and Overton’s retail locations. Additionally, from August 17, 2018 to April 19, 2018, we acquired several other specialty retail businesses, that collectively operated a total of 23 specialty store locations as of December 31, 2018. As a result, we may have less familiarity with local consumer preferences and less business, product or category knowledge with respect to new businesses, product lines or categories, and could encounter difficulties in attracting customers due to a reduced level of consumer familiarity with our brands or reduced product or category knowledge, including due to recent acquisitions noted above. Other factors that may impact our ability to open or acquire new retail locations in new markets and to operate them profitably or acquire new businesses, product lines or categories, many of which are beyond our control, include:

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

Our expansion into new markets, businesses, products or categories may also create new distribution and merchandising challenges, including additional strain on our distribution centers, an increase in information to be processed by our management information systems and diversion of management attention from existing operations. To the extent that we are not able to meet these additional challenges, our sales could decrease, and our operating expenses could increase, which could have a material adverse effect on our business, financial condition and results of operations.

Finally, the size, timing, and integration of any future new retail location openings or acquisitions or the acquisition of new businesses, product lines or categories may cause substantial fluctuations in our results of operations from quarter to quarter. In particular, our lack of operating history with the newly acquired Retail businesses, particularly the Gander Outdoors locations, could cause the ramp up and profitability levels of these locations to be slower and lower than our traditional greenfield location openings which could negatively impact the margins of the Retail segment. Also, the seasonalilty of our newly acquired or opened retail locations could impact our average quarterly operating profit. Our Retail gross margin was impacted in 2018 and 2017 by the opening of the net of 60 Gander Outdoors locations and we anticipate the trend of declining Retail gross margins will continue into 2019. Consequently, our results of operations for any quarter may not be indicative of the results that may be achieved for any subsequent quarter or for a full fiscal year. These fluctuations could adversely affect the market price of our common stock.

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

Since January 1, 2012, we have acquired a net of 59 Dealership locations, opened a net of 84 Retail locations, including a net of 60 Gander Outdoors locations, and a net of 24 specialty retail locations. Each acquired Dealership location operated independently prior to its acquisition by us. Our success depends, in part, on our ability to continue to make successful acquisitions and to integrate the operations of acquired retail locations, including centralizing certain functions to achieve cost savings and pursuing programs and processes that promote cooperation and the sharing of opportunities and resources among our retail locations and consumer services and plans. Unforeseen expenses, difficulties and delays frequently encountered in connection with rapid expansion through acquisitions could inhibit our growth and negatively impact our profitability.

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

As a part of our acquisition strategy, we frequently engage in discussions with various dealerships and other outdoor lifestyle businesses regarding their potential acquisition by us. In connection with these discussions, we and each potential acquisition candidate exchange confidential operational and financial information, conduct due diligence inquiries, and consider the structure, terms, and conditions of the potential acquisition. Potential acquisition discussions frequently take place over a long period of time and involve difficult business integration and other issues, including in some cases, management succession and related matters. As a result of these and other factors, a number of potential acquisitions that from time to time appear likely to occur do not result in binding legal agreements and are not consummated. In addition, we may have disagreements with potential acquisition targets, which could lead to litigation. Any of these factors or outcomes could result in a material adverse effect on our business, financial condition and results of operations.

Failure to maintain the strength and value of our brands could have a material adverse effect on our business, financial condition and results of operations.

Our success depends on the value and strength of our key brands, including Good Sam, Camping World, and Gander Outdoors. These brands are integral to our business as well as to the implementation of our strategies for expanding our business. Maintaining, enhancing, promoting and positioning our brands, particularly in new markets where we have limited brand recognition, will depend largely on the success of our marketing and merchandising efforts and our ability to provide high quality services, protection plans, products and resources and a consistent, high quality customer experience. Our brands could be adversely affected if we fail to achieve these objectives, if we fail to comply with local laws and regulations, if we are subject to publicized litigation or if our public image or reputation were to be tarnished by negative publicity. Some of these risks may be beyond our ability to control, such as the effects of negative publicity regarding our manufacturers, suppliers or third-party providers of services or negative publicity related to members of management. Any of these events could result in decreases in revenues. Further, maintaining, enhancing, promoting and positioning our brands image may require us to make substantial investments in areas such as merchandising, marketing, store operations, community relations, store graphics and employee training, which could adversely affect our cash flow, and which may ultimately be unsuccessful. These factors could have a material adverse effect on our business, financial condition and results of operations.

Our failure to successfully order and manage our inventory to reflect consumer demand in a volatile market and anticipate changing consumer preferences and buying trends could have a material adverse effect on our business, financial condition and results of operations.

Our success depends upon our ability to successfully manage our inventory and to anticipate and respond to merchandise trends and consumer demands in a timely manner. Our products appeal to consumers who are, or could become, RV owners and/or outdoor and active sports enthusiasts across North America. The preferences of these consumers cannot be predicted with certainty and are subject to change. Further, the retail consumer industry, by its nature, is volatile and sensitive to numerous economic factors, including consumer preferences, competition, market conditions, general economic conditions and other factors outside of our control. We cannot predict consumer preferences with certainty, and consumer preferences often change over time. We typically order merchandise well in advance of the following selling season. The extended lead times for many of our purchases may make it difficult for us to respond rapidly to new or changing product trends, increases or decreases in consumer demand or changes in prices. If we misjudge either the market for our merchandise or our consumers’ purchasing habits in the future, our revenues may decline significantly, and we may not have sufficient quantities of merchandise to satisfy consumer demand or sales orders, or we may be required to discount excess inventory, either of which could have a material adverse effect on our business, financial condition and results of operations.

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

On average, over the three years ended December 31, 2018, we have generated 30.1% and 28.1% of our annual revenue in the second and third fiscal quarters, respectively, which include the spring and summer months. We have historically incurred additional expenses in the second and third fiscal quarters due to higher purchase volumes, increased staffing in our retail locations and program costs. If, for any reason, we miscalculate the demand for our products or our product mix during the second and third fiscal quarters, our sales in these quarters could decline, resulting in higher labor costs as a percentage of sales, lower margins and excess inventory, which could have a material adverse effect on our business, financial condition and results of operations.

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

The operation of our business, the rate of our expansion and our ability to respond to changing business and economic conditions depend on the availability of adequate capital, which in turn depends on cash flow generated by our business and, if necessary, the availability of equity or debt capital. We also require sufficient cash flow to meet our obligations under our existing debt agreements. As of December 31, 2018, we had a credit agreement (as amended, the “Credit Agreement”) that included a $1,195.0 million term loan (the “Term Loan Facility”) and $35.0 million of commitments for revolving loans and letters of credit (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Senior Secured Credit Facilities”). Additionally, as of December 31, 2018, we also had up to $1.415 billion in maximum borrowing availability under the Floor Plan Facility. The Floor Plan Facility also provides a letter of credit commitment of $15.0 million and a $60.0 million revolving line of credit. As of December 31, 2018, we had $1.2 billion of term loans outstanding under the Senior Secured Credit Facilities, net of $5.4 million of unamortized original issue discount and $13.4 million of finance costs; no revolving borrowings outstanding under the Senior Secured Credit Facilities aside from letters of credit in the aggregate amount of $3.7 million outstanding under the Revolving Credit Facility; $886.0 million in floor plan notes payable outstanding under the Floor Plan Facility, with $21.3 million of additional borrowing capacity under our Revolving Credit Facility, $374.8 million of available line for future inventory purchases under our Floor Plan Facility, and no revolving borrowings outstanding under the Floor Plan Facility revolving line of credit; and $9.6 million of real estate loans outstanding under the Real Estate Facility, net of $0.2 million of capitalized finance costs, with $11.7 million of additional borrowing capacity.

Our Term Loan Facility, which we entered into on November 8, 2016, as amended on March 17, 2017 and October 6, 2017, requires us to make quarterly principal payments of $3.0 million. We paid total cash interest on our Term Facility of $53.5 million, and $37.6 million during the years ended December 31, 2018, and 2017, respectively. We paid total floor plan interest on our Floor Plan Facility of $39.7 million, and $26.8 million for the years ended December 31, 2018 and 2017, respectively. In addition to interest paid on our Senior Credit Facilities, and our Floor Plan Facility, we paid cash interest of $0.3 million and $0.8 million for the years ended December 31, 2018 and 2017, respectively. The Term Loan Facility also provides for an excess cash flow payment following the end of each fiscal year beginning with our fiscal year ended December 31, 2017 such that our indirect wholly-owned subsidiary, CWGS Group, LLC (the “Borrower”), will be required to prepay the term loan borrowings in an aggregate amount equal to 50% of excess cash flow for such fiscal year if the total leverage ratio is greater than 2.00 to 1.00. The required percentage of excess cash flow prepayment is reduced to 25% if the total leverage ratio is 1.50 to 1.00 or greater, but less than 2.00 to 1.00, and 0% if the total leverage ratio is less than 1.50 to 1.00. As of December 31, 2018, CWGS Group, LLC had no Excess Cash Flow, as defined. See “Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Description of Senior Secured Credit Facilities and Floor Plan Facility” in Item 7 of Part II of this Form 10-K and Note 8 — Long-Term Debt to our audited consolidated financial statements included in Item 8 of Part II of this Form 10-K. We are dependent to a significant extent on our ability to finance our new and certain of our used RV inventory under our Floor Plan Facility. Floor plan financing arrangements allow us to borrow money to buy a particular new RV from the manufacturer or a used RV on trade in or at auction and pay off the loan when we sell that particular RV. We may need to increase the capacity of our existing Floor Plan Facility in connection with our acquisition of dealerships and overall growth. In the event that we are unable to obtain such incremental financing, our ability to complete acquisitions could be limited.

In addition, the United Kingdom’s Financial Conduct Authority, which regulates the London Inter-bank Offered Rate (“LIBOR”), has announced that intends to stop encouraging or requiring banks to submit LIBOR rates after 2021, and it is unclear if LIBOR will cease to exist or if new methods of calculating LIBOR will evolve. We currently have the option to determine our interest rate using a formula that includes either the LIBOR rate or an alternate base rate. If LIBOR ceases to exist or the methods of calculating LIBOR change from their current form, we may no longer have the ability to elect the LIBOR rate under our Senior Secured Credit Facilities or our current or future indebtedness may be adversely affected. This could impact our interest costs and our ability to borrow additional funds.

We cannot assure you that our cash flow from operations or cash available under our Revolving Credit Facility or our Floor Plan Facility will be sufficient to meet our needs. If we are unable to generate sufficient cash flows from operations in the future, and if availability under our Revolving Credit Facility or our Floor Plan Facility is not sufficient, or if additional borrowings under our Real Estate Facility are unavailable, we may have to obtain additional financing. If we obtain additional capital by issuing equity, the interests of our existing stockholders will be diluted. If we incur additional indebtedness, that indebtedness may contain significant financial and other covenants that may significantly restrict our operations.

Our Senior Secured Credit Facilities and our Floor Plan Facility contain restrictive covenants that may impair our ability to access sufficient capital and operate our business.

Our Senior Secured Credit Facilities and our Floor Plan Facility contain various provisions that limit our ability to, among other things:

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

In addition, the restrictive covenants in our Senior Secured Credit Facilities and our Floor Plan Facility require us to maintain specified financial ratios. See “Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Description of Senior Secured Credit Facilities and Floor Plan Facility” in Item 7 of Part II of this Form 10-K and Note 8 — Long-Term Debt to our audited consolidated financial statements included in Item 8 of Part II of this Form 10-K. Our ability to comply with those financial ratios may be affected by events beyond our control, and our failure to comply with these ratios could result in an event of default.

These covenants may affect our ability to operate and finance our business as we deem appropriate. Our inability to meet obligations as they become due or to comply with various financial covenants contained in the instruments governing our current or future indebtedness could constitute an event of default under the instruments governing our indebtedness.

If there were an event of default under the instruments governing our indebtedness, including, but not limited to, if the lenders under our Floor Plan Facility determine in their discretion that an event or circumstance has occurred that could have a Material Adverse Effect (as defined in the Floor Plan Facility) on us, the holders of the affected indebtedness could declare all of the affected indebtedness immediately due and payable, which, in turn, could cause the acceleration of the maturity of all our other indebtedness. We may not have sufficient funds available, or we may not have access to sufficient capital from other sources, to repay any accelerated debt. Even if we could obtain additional financing, the terms of the financing may not be favorable to us. In addition, substantially all of our assets are subject to liens securing our Senior Secured Credit Facilities and our Floor Plan Facility. If amounts outstanding under our Senior Secured Credit Facilities and our Floor Plan Facility were accelerated, our lenders could foreclose on these liens and we could lose substantially all of our assets. Any event of default under the instruments governing our indebtedness could have a material adverse effect on our business, financial condition and results of operations.

We primarily rely on eight fulfillment and distribution centers for our retail, e‑commerce and catalog businesses, and, if there is a natural disaster or other serious disruption at either facility, we may be unable to deliver merchandise effectively to our stores or customers.

We currently rely on eight distribution and fulfillment centers located in Franklin, Kentucky; Bakersfield, California; two in Greenville, North Carolina; Lebanon, Indiana; St. Paul, Minnesota; Chattanooga, Tennessee; and Skokie, Illinois for our retail, e‑commerce and catalog businesses. We handle almost all of our e‑commerce and catalog orders and distribution to our retail stores through these eight facilities. Any natural disaster or other serious disruption at either facility due to fire, tornado, earthquake, flood or any other cause could damage our on‑site inventory or impair our ability to use such distribution and fulfillment center. While we maintain business interruption insurance, as well as general property insurance, the amount of insurance coverage may not be sufficient to cover our losses in such an event. Any of these occurrences could impair our ability to adequately stock our stores or fulfill customer orders and harm our results of operations.

Natural disasters, whether or not caused by climate change, unusual weather conditions, epidemic outbreaks, terrorist acts and political events could disrupt business and result in lower sales and otherwise adversely affect our financial performance.

The occurrence of one or more natural disasters, such as tornadoes, hurricanes, fires, floods, hail storms and earthquakes, unusual weather conditions, epidemic outbreaks such as Ebola, Zika virus or measles, terrorist attacks or disruptive political events in certain regions where our stores are located could adversely affect our business and result in lower sales. Severe weather, such as heavy snowfall or extreme temperatures, may discourage or restrict customers in a particular region from traveling to our stores or utilizing our products, thereby reducing our sales and profitability. Natural disasters including tornadoes, hurricanes, floods, hail storms and earthquakes may damage our stores or other operations, which may materially adversely affect our consolidated financial results. In addition to business interruption, our retailing business is subject to substantial risk of property loss due to the concentration of property at our retail locations. To the extent these events also impact one or more of our key suppliers or result in the closure of one or more of our distribution centers or our corporate headquarters, we may be unable to maintain inventory balances, maintain delivery schedules or provide other support functions to our stores. Our insurance coverage may also be insufficient to cover all losses related to such events. Any of these events could have a material adverse effect on our business, financial condition and results of operations.

We depend on our relationships with third-party providers of services, protection plans, products and resources and a disruption of these relationships or of these providers’ operations could have an adverse effect on our business and results of operations.

Our business depends in part on developing and maintaining productive relationships with third-party providers of services, protection plans, products and resources that we market to our customers. During the year ended December 31, 2018 we sourced our products from approximately 2,400 domestic and international vendors. Additionally, we rely on certain third-party providers to support our services, protection plans, products and resources, including insurance carriers for our property and casualty insurance and extended service contracts, banks and captive financing companies for vehicle financing and refinancing,

Comenity Capital Bank as the issuer of our co‑branded credit card and a tow provider network for our roadside assistance programs. We cannot accurately predict when, or the extent to which, we will experience any disruption in the supply of products from our vendors or services from our third-party providers. Any such disruption could negatively impact our ability to market and sell our services, protection plans, products and resources, which could have a material adverse effect on our business, financial condition and results of operations. In addition, Comenity Capital Bank could decline to renew our services agreement or become insolvent and unable to perform our contract, and we may be unable to timely find a replacement bank to provide these services.

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

We also offer a co-branded credit card issued by Comenity Capital Bank, a third-party bank that manages and directly extends credit to our customers. The cardholders can earn promotional points on a variety of qualifying purchases, such as purchases at Camping World, Gander Outdoors, Overton’s, Uncle Dan’s and TheHouse.com on Good Sam purchases and at private campgrounds across the United States and Canada. We earn incentive payments from our card network partner based on the use of the credit card. A decrease in the popularity and use of our co-branded credit card could reduce our ability to earn incentive payment income as part of the program and could have a material adverse effect on our business, financial condition and results of operations.

Because certain of the products that we sell are manufactured abroad, we may face delays, new or increased tariffs, increased cost or quality control deficiencies in the importation of these products, which could reduce our net sales and profitability.

Like many other outdoor and active sports-oriented retailers, a portion of the products that we purchase for resale, including those purchased from domestic suppliers, is manufactured abroad in China and other countries. In addition, we believe most of our private label merchandise is manufactured abroad. Trade tensions between the U.S. and China, as well as those between the U.S. and Canada, Mexico and other countries have been escalating in recent months. Most notably, three rounds of U.S. tariffs were placed on Chinese goods being exported to the U.S., with such tariffs taking effect in July, August and September 2018. Each of these U.S. tariff impositions against Chinese exports were followed by a round of retaliatory Chinese tariffs on U.S. exports to China. In December 2018, the United States and China agreed to a 90-day truce as they attempt to resolve the trade disputes. The two sides appear to be in the final stages of negotiating a deal that would involve the lowering of Chinese tariffs on a range of US goods. However, there can be no certainty that a deal will be reached.

As a result, our foreign imports, in particular imports from China, subject us to the risks of changes in, or the imposition of new import tariffs, duties or quotas, new restrictions on imports, loss of “most favored nation” status with the United States for a particular foreign country, antidumping or countervailing duty orders, retaliatory actions in response to illegal trade practices, work stoppages, delays in shipment, freight expense increases, product cost increases due to foreign currency fluctuations or revaluations and economic uncertainties. If any of these or other factors were to cause a disruption of trade from the countries in which the suppliers of our vendors are located or impose additional costs in connection with the purchase of our products, we may be unable to obtain sufficient quantities of products to satisfy our requirements and our results of operations could be adversely affected.

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

Furthermore, new and used vehicles may be sold and financed through retail installment sales contracts entered into between us and third‑party purchasers. Prior to entering into a retail installment sales contract with a third‑party purchaser, we typically have a commitment from a third‑party lender for the assignment of such retail installment sales contract, subject to final review, approval and verification of the retail installment sales contract, related documentation and the information contained therein. Retail installment sales contracts are typically assigned by us to third‑party lenders simultaneously with the execution of the retail installment sales contracts. Contracts in transit represent amounts due from third‑party lenders from whom pre‑arranged assignment agreements have been determined, and to whom the retail installment sales contract have been assigned. We recognize revenue when the applicable new or used vehicle is delivered and we have assigned the retail installment sales contract to a third‑party lender and collectability is reasonably assured. Funding from the third‑party lender is provided upon receipt, final review, approval and verification of the retail installment sales contract, related documentation and the information contained therein. Retail installment sales contracts are typically funded within ten days of the initial approval of the retail installment sales contract by the third‑party lender. Contracts in transit are included in current assets in our consolidated financial statements included in Item 8 of Part II of this Form 10-K and totaled $53.2 million and $46.2 million as of December 31, 2018 and December 31, 2017, respectively. Any defaults on these retail installment sales contracts could have a material adverse effect on our business, financial condition and results of operations.

If we are unable to retain senior executives and attract and retain other qualified employees, our business might be adversely affected.

Our success depends in part on our ability to attract, hire, train and retain qualified managerial, sales and marketing personnel. Competition for these types of personnel is high. We may be unsuccessful in attracting and retaining the personnel we require to conduct our operations successfully and, in such an event, our business could be materially and adversely affected. Our success also depends to a significant extent on the continued service and performance of our senior management team, including our Chairman and Chief Executive Officer, Marcus Lemonis. The loss of any member of our senior management team could impair our ability to execute our business plan and could therefore have a material adverse effect on our business, results of operations and financial condition. Additionally, certain members of our management team, including Mr. Lemonis, currently pursue and may continue to pursue other business ventures, which could divert their attention from executing on our business plan and objectives. We do not currently maintain key‑man life insurance policies on any member of our senior management team or other key employees.

Our business depends on our ability to meet our labor needs.

Our success depends in part upon our ability to attract, motivate and retain a sufficient number of qualified employees, including market managers, general managers, sales managers, service managers, department managers, service technicians and sales associates. Qualified individuals of the requisite caliber and number needed to fill these positions may be in short supply in some areas, and the turnover rate in the retail industry is high. If we are unable to hire and retain sales associates and service technicians capable of consistently providing a high level of customer service, as demonstrated by their enthusiasm for our culture and knowledge of our merchandise, our business could be materially adversely affected. Although none of our employees are currently covered by collective bargaining agreements, our employees may elect to be represented by labor unions in the future, which could increase our labor costs. Additionally, competition for qualified employees could require us to pay higher wages to attract a sufficient number of employees. An inability to recruit and retain a sufficient number of qualified individuals in the future may delay the planned openings of new stores. Any such delays, any material increases in employee turnover rates at existing stores or any increases in labor costs could have a material adverse effect on our business, financial condition or results of operations.

We are subject to risks associated with leasing substantial amounts of space.

We lease substantially all of the real properties where we have operations, including 216 of our 227 Dealership and Retail locations, seven locations with administrative staff, information systems functions, consumer services and plans operations and our customer contact and service center, and seven distribution centers as of December 31, 2018, one of which closed in January, 2019. Our leases generally provide for fixed monthly rentals with escalation clauses and range from five to twenty years. The profitability of our business is heavily dependent on operating our current store base with favorable margins, opening and operating new stores at reasonable profit, renewing leases for stores in desirable locations and, if necessary, identifying and closing underperforming stores or potentially relocating these stores to alternative locations in a cost-effective manner. Typically, a large portion of a store’s operating expense is the cost associated with leasing the location.

The operating leases for our retail properties, distribution centers and corporate offices expire at various dates through 2054. A number of leases have renewal options for various periods of time at our discretion. We are typically responsible for taxes, utilities, insurance, repairs, and maintenance for these properties. Rent expense for 2018 was $110.8 million and our future minimum rental commitments for 2019 for all operating leases in existence as of December 31, 2018 is approximately $116.7 million. The rental commitment for the fiscal years 2019 through 2050 is approximately $1.4 billion. We expect that many of the new stores we open will also be leased to us under operating leases, which will further increase our operating lease expenditures and require significant capital expenditures. We depend on cash flows from operations to pay our lease expenses and to fulfill our other cash needs. If our business does not generate sufficient cashflow from operating activities, and sufficient funds are not otherwise available to us from borrowings under our Senior Secured Credit Facility, we may not be able to service our lease expenses or fund our other liquidity and capital needs, which would materially affect our business. In addition, when leases for the stores in our ongoing operations expire, we may be unable to negotiate renewals, either on commercially acceptable terms, or at all, which could cause us to close stores in locations that may be desirable. We may be unable to relocate these stores cost-effectively or at all and there can be no assurance that any relocated stores will be successful.

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

We are also subject to federal and numerous state consumer protection and unfair trade practice laws and regulations relating to the sale, transportation and marketing of motor vehicles, including so‑called “lemon laws.” Federal, state and local laws and regulations also impose upon vehicle operators various restrictions on the length and width of motor vehicles that may be operated in certain jurisdictions or on certain roadways. Certain jurisdictions also prohibit the sale of vehicles exceeding length restrictions. Federal and state authorities also have various environmental control standards relating to air, water, noise pollution and hazardous waste generation and disposal which affect our business and operations.

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

We are also subject to the rules and regulations of the Bureau of Alcohol, Tobacco, Firearms and Explosives (the “ATF”). If we fail to comply with ATF rules and regulations, the ATF may limit our growth or business activities, levy fines against us or, ultimately, revoke our license to do business. Our business, as well as the business of all producers and marketers of ammunition and firearms, is also subject to numerous federal, state, local and foreign laws, regulations and protocols. Applicable laws:

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

Our operations involve the use, handling, storage and contracting for recycling and/or disposal of materials such as motor oil and filters, transmission fluids, antifreeze, refrigerants, paints, thinners, batteries, cleaning products, lubricants, degreasing agents, tires and propane. Consequently, our business is subject to a complex variety of federal, state and local requirements that regulate the environment, public health and safety, and we may incur significant costs to comply with such requirements. Our failure to comply with these regulations could cause us to become subject to fines and penalties or otherwise have an adverse impact on our business. In addition, we have indemnified certain of our landlords for any hazardous waste which may be found on or about property we lease. If any such hazardous waste were to be found on property that we occupy, a significant claim giving rise to our indemnity obligation could have a negative effect on our business, financial condition and results of operations.

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

Consumers are increasingly embracing shopping online and through mobile commerce applications. As a result, a growing portion of total consumer expenditures with retailers is occurring online and through mobile commerce applications and a declining portion of total consumer expenditures is occurring at brick and mortar retail locations. Our e‑commerce business is an important element of our brands and relationship with our customers, and we expect it to continue to grow. In addition to changing consumer preferences and shifting traffic patterns and buying trends in e‑commerce, we are vulnerable to additional risks and uncertainties associated with e‑commerce sales, including rapid changes in technology, website downtime and other technical failures, security breaches, cyber‑attacks, consumer privacy concerns, changes in state tax regimes and government regulation of internet activities. Our failure to successfully respond to these risks and uncertainties could reduce our e‑commerce sales, increase our costs, diminish our growth prospects and damage our brands, which could negatively impact our results of operations and stock price.

In addition, there is no guarantee that we will be able to expand our e‑commerce business. Our competitors may have e‑commerce businesses that are substantially larger and more developed than ours, which places us at a competitive disadvantage. Although we continually update our websites, we may not be successful in implementing improved website features and there is no guarantee that such improvements will expand our e‑commerce business. If we are unable to expand our e‑commerce business, our growth plans will suffer, and the price of our common stock could decline.

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

In connection with sales, we transmit encrypted confidential credit and debit card information. Although we are currently in compliance with the PCI Standard, there can be no assurance that in the future we will be able to continue to operate our facilities and our customer service and sales operations in accordance with payment card industry or other industry recommended or contractually required practices. Even if we continue to be compliant with such standards, we still may not be able to prevent security breaches.

We also have access to, collect, or maintain private or confidential information regarding our customers, associates and suppliers, as well as our business. For example, we have 29.0 million unique contacts in our database as of December 31, 2018. This customer database includes information about our approximately 2.1 million club members and our 5.1 million Active Customers as of December 31, 2018. In addition, the protection of our customer, club member, associate, supplier and company data is critical to us. The regulatory environment surrounding information security and privacy is increasingly demanding, with the frequent imposition of new and constantly changing requirements across our business. In addition, customers have a high expectation that we will adequately protect their personal information from cyber‑attack or other security breaches. We have procedures in place to safeguard such data and information. However, a significant breach of club member, customer, employee, supplier, or company data could attract a substantial amount of negative media attention, damage our club member, customer and supplier relationships and our reputation, and result in lost sales, fines and/or lawsuits.

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

We maintain insurance to cover costs in the event of a breach, interruption of service, or other cyber-security event. Our insurance coverage may be insufficient to cover all losses.

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

We are currently subject to securities class action litigation and may be subject to similar or other litigation in the future. For example, on October 19, 2018, a purported stockholder of the Company filed a putative class action lawsuit, captioned Ronge v. Camping World Holdings, Inc. et al., in the United States District Court for the Northern District of Illinois against us, certain of our officers and directors, and Crestview

Partners II GP, L.P. and Crestview Advisors, L.L.C. (the “Ronge Complaint”). On October 25, 2018, a different purported stockholder of the Company filed a putative class action lawsuit, captioned Strougo v. Camping World Holdings, Inc. et al., in the United States District Court for the Northern District of Illinois against us, certain of our officers and directors, and Crestview Partners II GP, L.P. and Crestview Advisors, L.L.C. (the “Strougo Complaint”).

The Ronge and Strougo Complaints were consolidated and lead plaintiffs appointed by the court. On February 27, 2019, lead plaintiffs filed a consolidated complaint against us, certain of our officers and directors, Crestview Partners II GP, L.P. and Crestview Advisors, L.L.C., and the underwriters of the May and October 2017 secondary offerings of our Class A common stock. The consolidated complaint alleges violations of Sections 11 and 12(a)(2) of the Securities Act of 1933, as well as Section 10(b) of the Securities Exchange Act of 1934, as amended, and rule 10b-5 thereunder, based on allegedly materially misleading statements or omissions of material facts necessary to make certain statements not misleading related to the business, operations, and management of the Company. Additionally, it alleges that certain of our officers and directors, Crestview Partners II GP, L.P., and Crestview Advisors, L.L.C. violated Section 15 of the Securities Act of 1933 and Section 20(a) of the Securities Exchange Act of 1934, as amended, by allegedly acting as controlling persons of the Company. The lawsuit brings claims on behalf of a putative class of purchasers of our Class A common stock between March 8, 2017 and August 7, 2018, and seeks compensatory damages, attorneys’ fees and costs, rescission, and any equitable or injunctive relief the court deems just and proper.

On December 12, 2018, a putative class action complaint styled International Union of Operating Engineers Benefit Funds of Eastern Pennsylvania and Delaware v. Camping World Holdings Inc., et al. was filed in the Supreme Court of the State of New York, New York County, on behalf of all purchasers of Camping World Class A common stock issued pursuant and/or traceable to a secondary offering of such securities in October 2017 (“IUOE Complaint”). The IUOE Complaint names as defendants Camping World, and certain of our officers and directors, among others, and alleges violations of Sections 11, 12(a), and 15 of the Securities Act of 1933 based on allegedly materially misleading statements or omissions of material facts necessary to make certain statements not misleading. On February 28, 2019, we, along with the other defendants, moved to dismiss this action.

On February 22, 2019, a putative class action complaint styled Daniel Geis v. Camping World Holdings, Inc., et al. was filed in the Circuit Court of Cook County, Illinois, Chancery Division, on behalf of all purchasers of Camping World Class A common stock in and/or traceable to the Company’s initial public offering on October 6, 2016 (“Geis Complaint”). The Geis Complaint names as defendants Camping World, certain of our officers and directors, and the underwriters of the offering, and alleges violations of Sections 11, 12(a)(2), and 15 of the Securities Act of 1933 based on allegedly materially misleading statements or omissions of material facts necessary to make certain statements not misleading.

On March 5, 2019, a shareholder derivative suit captioned Hunnewell v. Camping World Holdings, Inc., et al., was filed in the Court of Chancery of the State of Delaware, alleging two counts of breach of fiduciary duty (the “Hunnewell Complaint”). The Hunnewell Complaint names Camping World as nominal defendant, and names certain of the Company’s officers and directors, among others, as defendants.

The results of the securities class action lawsuits, shareholder derivative lawsuit, and any other future legal proceedings cannot be predicted with certainty. Regardless of their subject matter or merits, such legal proceedings may result in significant cost to us, which may not be covered by insurance, may divert the attention of management or may otherwise have an adverse effect on our business, financial condition and results of operations. Negative publicity from litigation, whether or not resulting in a substantial cost, could materially damage our reputation and could have a material adverse effect on our business, financial condition, results of operations, and the price of our Class A common stock. In addition, such legal proceedings may make it more difficult to finance our operations.

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

We have a significant amount of goodwill, intangible assets and other long‑lived assets. At least annually, we review goodwill for impairment. Long‑lived assets, identifiable intangible assets and goodwill are also reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable from future cash flows. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. If the carrying value of a long‑lived asset is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the long‑lived asset exceeds its fair value. Our determination of future cash flows, future recoverability and fair value of our long‑lived assets includes significant estimates and assumptions. Changes in those estimates or assumptions or lower than anticipated future financial performance may result in the identification of an impaired asset and a non‑cash impairment charge, which could be material. For example, in the fourth quarter of 2018, we determined that the carrying value of the Retail reporting unit, which is comprised of the entire Retail segment, exceeded its estimated fair value by an amount that exceeded the reporting unit’s goodwill balance. The excess of the carrying value over the estimated fair value of this reporting unit was primarily due to a decline in segment income leading to lower expected future cash flows for this reporting unit. As a result, we recorded an impairment charge of $40.0 million in the fourth quarter of 2018 related to this reporting unit. The Retail reporting unit goodwill was reduced to zero. We may in the future identify additional impairment charges and any such charges could adversely affect our business, financial condition and results of operations.

Opening and operating Gander Outdoors and Overton's retail locations may be more difficult, costly or time consuming than expected and the anticipated benefits and cost savings of integrating Gander Outdoors and Overton’s brands into our pre-existing businesses may not be fully realized.

The success of Gander Outdoors and Overton’s brands, including the realization of anticipated benefits and cost savings, will depend, in part, on our ability to successfully integrate the businesses of Gander Outdoors and Overton's with our pre-existing businesses. If we experience difficulties with the continued integration process, the anticipated benefits of opening and operating Gander Outdoors and Overton’s locations may not be realized fully or at all, or may take longer to realize than expected. Integration efforts between the companies may also divert management attention and resources. These integration matters could have an adverse effect on each of Gander Outdoors, Overton's and our pre-existing businesses during this transition period and on the combined company afterwards.

Moreover, in connection with the opening of the Gander Outdoors and Overton’s retail locations, we expect that we will continue to expand into numerous new markets and will be selling various new product lines or categories, including firearms. See "— We may incur costs from litigation relating to products that we currently sell as a result of opening and operating Gander Outdoors and Overton’s retail locations, particularly firearms and ammunition products, which could adversely affect our total revenue and profitability." As a result, opening retail locations may be more costly or time consuming than expected. Additionally, our unfamiliarity with the Gander Outdoors and Overton’s product lines and new markets may also impact our ability to operate these locations profitably. Other factors that may impact the profitability of these retail locations include our ability to retain existing store personnel or hire and train new store personnel, especially management personnel, our ability to provide a satisfactory mix of merchandise, our ability to negotiate favorable lease agreements, our ability to supply retail locations with inventory in a timely manner and the other factors described under  “— Our expansion into new, unfamiliar markets, products lines or categories presents increased risks that may prevent us from being profitable in these new markets, products lines or categories. Delays in opening or acquiring new retail locations could have a material adverse effect on our business, financial condition and results of operations." As a result, we cannot assure you that we will be successful in operating the Gander Outdoors and Overton’s businesses on a profitable basis, and our failure to do so could have a material adverse effect on our business, financial condition and results of operations.

We may incur costs from litigation relating to products that we currently sell as a result of the Gander Mountain acquisition and the opening of retail locations, particularly firearms and ammunition, which could adversely affect our total revenue and profitability.

We may incur damages due to lawsuits relating to products we currently sell as a result of the Gander Mountain acquisition and the opening of the rebranded Gander Outdoors retail locations, including, but not limited to, lawsuits relating to firearms, ammunition, tree stands and archery equipment. We may incur losses due to lawsuits, including potential class actions, relating to our performance of background checks on firearms purchases and compliance with other sales laws as mandated by state and federal law. We may also incur losses from lawsuits relating to the improper use of firearms or ammunition sold by us, including lawsuits by municipalities or other organizations attempting to recover costs from manufacturers and retailers of firearms and ammunition. Our insurance coverage and the insurance provided by our vendors for certain products they sell to us may be inadequate to cover claims and liabilities related to products that we sell. In addition, claims or lawsuits related to products that we sell, or the unavailability of insurance for product liability claims, could result in the elimination of these products from our product line, thereby reducing total revenue. If one or more successful claims against us are not covered by or exceed our insurance coverage, or if insurance coverage is no longer available, our available working capital may be impaired, and our operating results could be materially adversely affected. Even unsuccessful claims could result in the expenditure of funds and management time and could have a negative impact on our profitability and on future premiums we would be required to pay on our insurance policies.

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

We are a holding company and had no material assets as of December 31, 2018, other than our ownership of 37,192,364 common units, representing a 41.9% economic interest in the business of CWGS, LLC, and cash of $31.5 million. We have no independent means of generating revenue or cash flow, and our ability to pay dividends in the future, if any, will be dependent upon the financial results and cash flows of CWGS, LLC and its subsidiaries and distributions we receive from CWGS, LLC. There can be no assurance that our subsidiaries will generate sufficient cash flow to dividend or distribute funds to us or that applicable state law and contractual restrictions, including negative covenants in our debt instruments, will permit such dividends or distributions.

CWGS, LLC is treated as a partnership for U.S. federal income tax purposes and, as such, is not subject to any entity‑level U.S. federal income tax. Instead, taxable income is allocated to holders of its common units, including us. As a result, we incur income taxes on our allocable share of any net taxable income of CWGS, LLC. Under the terms of the CWGS LLC Agreement, CWGS, LLC is obligated to make tax distributions to holders of its common units, including us, except to the extent such distributions would render CWGS, LLC insolvent or are otherwise prohibited by law or our Senior Secured Credit Facilities, our Floor Plan Facility or any of our future debt agreements. In addition to tax expenses, we will also incur expenses related to our operations, our interests in CWGS, LLC and related party agreements, including payment obligations under the Tax Receivable Agreement, and expenses and costs of being a public company, all of which could be significant. We intend, as its managing member, to cause CWGS, LLC to make distributions in an amount sufficient to allow us to pay our taxes and operating expenses, including any ordinary course payments due under the Tax Receivable Agreement. However, CWGS, LLC’s ability to make such distributions may be subject to various limitations and restrictions including, but not limited to, restrictions on distributions that would either violate any contract or agreement to which CWGS, LLC is then a party, including debt agreements, or any applicable law, or that would have the effect of rendering CWGS, LLC insolvent. If CWGS, LLC does not have sufficient funds to pay tax distributions or other liabilities to fund our operations, we may have to borrow funds, which could materially adversely affect our liquidity and financial condition and subject us to various restrictions imposed by any such lenders. To the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, such payments will be deferred and will accrue interest until paid; provided, however, that nonpayment for a specified period may constitute a material breach of a material obligation under the Tax Receivable Agreement and therefore may accelerate payments due under the Tax Receivable Agreement. If CWGS, LLC does not have sufficient funds to make distributions, our ability to declare and pay cash dividends may also be restricted or impaired. See “— Risks Relating to Ownership of Our Class A Common Stock.”

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

Additional liabilities under the Tax Receivable Agreement may be required to be recorded when CWGS, LLC units are exchanged in the future. Such amounts of cash payments that the Company may be required to make under the Tax Receivable Agreement for such future exchanges could be significant. The amount of liabilities to be recorded in the future for such exchanges is dependent on a variety of factors including future stock prices, tax rates in effect, and the Company’s ability to utilize the tax benefits created as a result of the futures of CWGS, LLC units. The significance of these factors and related uncertainty associated with the related liabilities makes estimation of future potential amounts under the Tax Receivable Agreement impractical to determine.

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

Our organizational structure may cause us to be subject to IRS audit, which may result in the assessment of interest and penalties.

We consolidate CWGS, LLC, which, as a limited liability company, is not subject to U.S. federal income taxes. Rather, the partnership’s taxable income flows through to the owners, who are responsible for paying the applicable income taxes on the income allocated to them. For tax years beginning on or after January 1, 2018, the Company is subject to partnership audit rules enacted as part of the Bipartisan Budget Act of 2015 (the “Centralized Partnership Audit Regime”). Under the Centralized Partnership Audit Regime, any IRS audit of CWGS, LLC would be conducted at the CWGS, LLC level, and if the IRS determines an adjustment is necessary, the default rule is that CWGS, LLC would pay an “imputed underpayment” including interest and penalties, if applicable. CWGS, LLC may instead elect to make a “push-out” election, in which case the partners for the year that is under audit would be required to take into account the adjustments on their own personal income tax returns.

Our operating agreement stipulates that CWGS, LLC is indemnified by members for any payment made to relevant taxing authorities under the Centralized Partnership Audit Regime. It is intended that any payment CWGS, LLC makes on behalf of its current members will be reflected as a distribution, rather than tax expense, at the time that such distribution is declared.

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

At December 31, 2018, we had an aggregate of 212,721,310 shares of Class A common stock authorized but unissued, including approximately 51,675,009 shares of Class A common stock issuable, at our election, upon redemption of CWGS, LLC common units held by the Continuing Equity Owners. In connection with our IPO, CWGS, LLC entered into the CWGS LLC Agreement, and subject to certain restrictions set forth therein, the Continuing Equity Owners are entitled to have their common units redeemed from time to time at each of their options for, at our election (determined solely by our independent directors (within the meaning of the rules of the NYSE) who are disinterested), newly-issued shares of our Class A common stock on a one‑for‑one basis or a cash payment equal to a volume weighted average market price of one share of Class A common stock for each common unit redeemed, in each case in accordance with the terms of the CWGS LLC Agreement; provided that, at our election (determined solely by our independent directors (within the meaning of the rules of the NYSE) who are disinterested), we may effect a direct exchange of such Class A common stock or such cash, as applicable, for such common units. The

Continuing Equity Owners may exercise such redemption right for as long as their common units remain outstanding. In connection with our IPO, we also entered into a Registration Rights Agreement pursuant to which the shares of Class A common stock issued upon such redemption and the shares of Class A common stock issued to the Former Equity Owners in connection with the corporate reorganization transactions entered into in connection therewith will be eligible for resale, subject to certain limitations set forth therein.

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

We have reserved shares for issuance under our 2016 Incentive Award Plan (the “2016 Plan”) in an amount equal to 14,275,926 shares of Class A common stock as of December 31, 2018, including shares of Class A common stock issuable pursuant to 885,292 stock options and 1,426,332 restricted stock units that were granted to certain of our directors and certain of our employees. Any Class A common stock that we issue, including under our 2016 Plan or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership of holders of our Class A common stock.

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

Our ability to pay regular and special dividends on our Class A common stock is subject to the discretion of our board of directors and may be limited by our structure and statutory restrictions and restrictions imposed by our Senior Secured Credit Facilities and our Floor Plan Facility as well as any future agreements.

CWGS, LLC has in the past made a regular quarterly cash distribution to its common unit holders of approximately $0.08 per common unit, and CWGS, LLC intends to continue to make such quarterly cash distributions. We have used in the past, and intend to continue to use, all of the proceeds from such distributions on our common units to declare cash dividends on our Class A common stock.

CWGS, LLC is required to make cash distributions in accordance with the CWGS LLC Agreement in an amount sufficient for us to pay any expenses incurred by us in connection with the regular quarterly cash dividend, along with any of our other operating expenses and other obligations. In addition, we have paid, and currently intend to pay, a special cash dividend of all or a portion of the Excess Tax Distribution to the holders of our Class A common stock from time to time, subject to the discretion of our board of directors. However, the payment of future dividends on our Class A common stock will be subject to our discretion as the sole managing member of CWGS, LLC, the discretion of our board of directors and will depend on, among other things, our results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, restrictions in our debt agreements and in any preferred stock, business prospects and other factors that our board of directors may deem relevant. Our Senior Secured Credit Facilities and our Floor Plan Facility also effectively limit our ability to pay dividends. Additionally, our ability to distribute any Excess Tax Distribution will also be subject to no early termination or amendment of the Tax Receivable Agreement, as well as the amount of tax distributions actually paid to us and our actual tax liability. As a consequence of these limitations and restrictions, we may not be able to make, or may have to reduce or eliminate, the payment of dividends on our Class A common stock. Accordingly, you may have to sell some or all of your Class A common stock after price appreciation in order to generate cash flow from your investment. You may not receive a gain on your investment when you sell your Class A common stock and you may lose the entire amount of the investment. Additionally, any change in the level of our dividends or the suspension of the payment thereof could adversely affect the market price of our Class A common stock. For additional information on our payments of dividends, see "Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Dividend Policy" under Part II of this Form 10-K.

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

In addition, as a public company we are required to document and test our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act so that our management can certify as to the effectiveness of our internal control over financial reporting. Likewise, our independent registered public accounting firm is required to provide an attestation report on the effectiveness of our internal control over financial reporting.

In connection with the preparation of our financial statements and the audit of our financial results for 2017, we had identified a material weakness in our internal controls relating to our management review process to ensure appropriate accounting for income taxes, which remained unremediated as of December 31, 2018. Further, in connection with the preparation of our consolidated financial statements for the year ended December 31, 2018, we identified and corrected certain errors as described in Note 1 to the accompanying financial statements, included in Part II, Item 8 of this Form 10K, resulting from additional material weaknesses as described in Part II, Item 9A of this Form 10K. While we deemed these corrections to be immaterial to the consolidated financial statements for all the applicable periods, they are further indicators of the existence of material weaknesses in our internal controls. As a result, management concluded that our internal control over financial reporting as of December 31, 2018 was not effective. As described in Part II, Item 9A of this Form 10-K, management is taking steps to remediate the material weaknesses in our internal controls. There can be no assurance that any measures we take will remediate the material weaknesses identified, nor can there be any assurance as to how quickly we will be able to remediate these material weaknesses.

In future periods, if our senior management is unable to remediate the material weaknesses such that they cannot conclude that we have effective internal control over financial reporting, or to certify the effectiveness of such controls, or if our independent registered public accounting firm cannot render an unqualified opinion on management’s assessment and the effectiveness of our internal control over financial reporting, or if additional material weaknesses in our internal control over financial reporting are identified, we may be required to again restate our financial statements and could be subject to regulatory scrutiny, a loss of public and investor confidence, and to litigation from investors and stockholders, which could have a material adverse effect on our business and the price of our Class A common stock.

Furthermore, the steps to remediate any such material weaknesses, including the ones noted above, could require additional remedial measures including additional personnel which could be costly and time-consuming. In addition, we may encounter problems or delays in completing the implementation of any requested improvements and receiving a favorable attestation report from our independent registered public accounting firm. In addition, if we do not maintain adequate financial and management personnel, processes and controls, we may not be able to manage our business effectively or accurately report our financial performance on a timely basis, which could cause a decline in our common stock price and adversely affect our results of operations and financial condition. Failure to comply with the Sarbanes-Oxley Act could potentially subject us to sanctions or investigations by the SEC, the NYSE or other regulatory authorities, which would require additional financial and management resources.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We typically lease the real properties where we have operations. Our real property leases generally provide for fixed monthly rentals with annual escalation clauses. The table below sets forth certain information concerning our offices and distribution centers as of December 31, 2018, and the lease expiration date includes all stated option periods.

	Square Feet	Acres	Lease Expiration(1)	Owned
Office Facilities:
Lincolnshire, Illinois (Corporate headquarters and Dealership headquarters)	25,900		2024
Denver, Colorado (Consumer services and plans operations, customer contact and service center and information system functions)	60,000		2054
Bowling Green, Kentucky (Retail administrative and information systems functions)	33,947		2054
Oxnard, California (Publishing and administrative)	10,254		2024
Bloomington, Minnesota (Retail administrative functions)	24,511		2019
Greenville, North Carolina (Retail administrative and information systems functions)	46,246			Owned
St. Paul, Minnesota (Retail administrative and information systems functions)	19,364		2027
Skokie, Illinois (Retail administrative and information systems functions)	2,114			Owned
Chicago, Illinois (Administrative and information systems functions)	15,976		2029
Retail Distribution Centers:
Bakersfield, California	169,123	13.1	2053
Franklin, Kentucky	250,000	33.0	2035
Fort Worth, Texas (2)	197,400	5.1	2036
Lebanon, Indiana	707,952	32.3	2040
Greenville, North Carolina #1	264,633	15.4	2027
Greenville, North Carolina #2	232,500	24.5		Owned
St. Paul, Minnesota	214,673	11.5	2027
Chattanooga, Tennessee	44,583	1.5	2028
Skokie, Illinois	5,986	0.2		Owned

(1)	Assumes exercise of applicable lease renewal options.
(2)	Closed in January, 2019.

As of December 31, 2018, we also leased 216 of our 227 locations in 36 states where we operate our Retail and Dealership locations. These locations generally range in size from approximately 30,000 to 85,000 square feet and are typically situated on approximately 8 to 18 acres. The leases for our retail locations typically have terms of 15 to 20 years, with multiple renewal terms of five years each. These leases are typically “triple net leases” that require us to pay real estate taxes, insurance and maintenance costs.

The following table lists by state our Dealership and Retail locations by state as of December 31, 2018:

	Dealership	Co-habited
	Stand-alone	Dealership and	Retail Only	Total
	Locations	Retail Locations	Locations	Locations
Alabama	-	4	-	4
Arizona	-	4	-	4
Arkansas	1	2	-	3
California	1	6	5	12
Colorado	1	3	-	4
Florida	3	13	2	18
Georgia	1	5	2	8
Idaho	1	3	-	4
Illinois	2	1	14	17
Indiana	-	2	2	4
Iowa	-	3	1	4
Kentucky	-	2	-	2
Louisiana	-	2	1	3
Massachusetts	-	1	-	1
Michigan	-	2	9	11
Minnesota	-	1	9	10
Mississippi	-	3	-	3
Missouri	-	4	-	4
Nevada	-	1	1	2
New Hampshire	-	2	-	2
New Jersey	-	2	-	2
New Mexico	-	1	-	1
New York	-	3	5	8
North Carolina	-	8	5	13
Ohio	-	5	2	7
Oklahoma	1	3	-	4
Oregon	-	3	1	4
Pennsylvania	-	3	6	9
South Carolina	-	4	1	5
South Dakota	-	2	-	2
Tennessee	1	4	7	12
Texas	2	9	3	14
Utah	-	3	-	3
Virginia	1	5	2	8
Washington	-	3	1	4
Wisconsin	-	4	7	11
	15	126	86	227

ITEM 3. LEGAL PROCEEDINGS

On October 19, 2018, a purported stockholder of the Company filed a putative class action lawsuit, captioned Ronge v. Camping World Holdings, Inc. et al., in the United States District Court for the Northern District of Illinois against us, certain of our officers and directors, and Crestview Partners II GP, L.P. and Crestview Advisors, L.L.C. (the “Ronge Complaint”). On October 25, 2018, a different purported stockholder of the Company filed a putative class action lawsuit, captioned Strougo v. Camping World Holdings, Inc. et

al., in the United States District Court for the Northern District of Illinois against us, certain of our officers and directors, and Crestview Partners II GP, L.P. and Crestview Advisors, L.L.C. (the “Strougo Complaint”).

The Ronge and Strougo Complaints were consolidated and lead plaintiffs appointed by the court. On February 27, 2019, lead plaintiffs filed a consolidated complaint against us, certain of our officers and directors, Crestview Partners II GP, L.P. and Crestview Advisors, L.L.C., and the underwriters of the May and October 2017 secondary offerings of our Class A common stock. The consolidated complaint alleges violations of Sections 11 and 12(a)(2) of the Securities Act of 1933, as well as Section 10(b) of the Securities Exchange Act of 1934, as amended, and rule 10b-5 thereunder, based on allegedly materially misleading statements or omissions of material facts necessary to make certain statements not misleading related to the business, operations, and management of the Company. Additionally, it alleges that certain of our officers and directors, Crestview Partners II GP, L.P., and Crestview Advisors, L.L.C. violated Section 15 of the Securities Act of 1933 and Section 20(a) of the Securities Exchange Act of 1934, as amended, by allegedly acting as controlling persons of the Company. The lawsuit brings claims on behalf of a putative class of purchasers of our Class A common stock between March 8, 2017 and August 7, 2018, and seeks compensatory damages, rescission, attorneys’ fees and costs, and any equitable or injunctive relief the court deems just and proper.

On December 12, 2018, a putative class action complaint styled International Union of Operating Engineers Benefit Funds of Eastern Pennsylvania and Delaware v. Camping World Holdings Inc., et al. was filed in the Supreme Court of the State of New York, New York County, on behalf of all purchasers of Camping World Class A common stock issued pursuant and/or traceable to a secondary offering of such securities in October 2017 (“IUOE Complaint”). The IUOE Complaint names as defendants Camping World, and certain of our officers and directors, among others, and alleges violations of Sections 11, 12(a), and 15 of the Securities Act of 1933 based on allegedly materially misleading statements or omissions of material facts necessary to make certain statements not misleading. On February 28, 2019. we, along with the other defendants, moved to dismiss this action.

On February 22, 2019, a putative class action complaint styled Daniel Geis v. Camping World Holdings, Inc., et al. was filed in the Circuit Court of Cook County, Illinois, Chancery Division, on behalf of all purchasers of Camping World Class A common stock in and/or traceable to the Company’s initial public offering on October 6, 2016 (“Geis Complaint”). The Geis Complaint names as defendants Camping World, certain of our officers and directors, and the underwriters of the offering, and alleges violations of Sections 11, 12(a)(2), and 15 of the Securities Act of 1933 based on allegedly materially misleading statements or omissions of material facts necessary to make certain statements not misleading.

On March 5, 2019, a shareholder derivative suit captioned Hunnewell v. Camping World Holdings, Inc., et al., was filed in the Court of Chancery of the State of Delaware, alleging two counts of breach of fiduciary duty (the “Hunnewell Complaint”). The Hunnewell Complaint names Camping World as nominal defendant, and names certain of the Company’s officers and directors, among others, as defendants.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

Executive Officers and Directors of the Registrant

The following table provides information regarding the Company’s executive officers and directors (ages are as of February 28, 2019):

Name	Age	Position(s)
Marcus A. Lemonis	45	Chairman and Chief Executive Officer
Melvin L. Flanigan	60	Chief Financial Officer and Secretary
Brent L. Moody	57	President and Director
Thomas F. Wolfe	57	President, Good Sam Enterprises, LLC
Stephen Adams	81	Director
Andris A. Baltins	73	Director
Brian P. Cassidy	45	Director
Mary J. George	68	Director
Howard A. Kosick	65	Director
Jeffrey A. Marcus	72	Director
K. Dillon Schickli	65	Director

Set forth below is a description of the background of each of the Company’s executive officers and directors.

Marcus A. Lemonis has served as Camping World Holdings, Inc.’s Chairman and Chief Executive Officer and on the board of directors of Camping World Holdings, Inc. since March, 2016, as the President and Chief Executive Officer and on the board of directors of CWGS, LLC since February 2011, as the Chief Executive Officer and on the board of directors of Good Sam Enterprises, LLC since January 2011, as President and Chief Executive Officer and on the board of directors of Camping World, Inc. since September 2006 and as the President and Chief Executive Officer and on the board of directors of FreedomRoads, LLC since May 1, 2003. Mr. Lemonis received a B.A. from Marquette University. Mr. Lemonis’ extensive experience in retail, RV and automotive, business operations and entrepreneurial ventures makes him well qualified to serve on our board of directors.

Melvin L. Flanigan has served as Camping World Holdings, Inc’s Chief Financial Officer and Secretary since January, 2019. Mr. Flanigan previously served as the Executive Vice President, Finance and Chief Financial Officer of DTS Inc. (“DTS”), a leader in high-definition and wireless audio, licensing branded intellectual property to entertainment technology markets worldwide, from September 2003 to December 2016. Prior to that, he served as the Vice President and Chief Financial Officer of DTS from July 1999. From March 1996 to July 1999, he served as Chief Financial Officer and Vice President, Operations, and as a director at SensArray Corporation, a supplier of thermal measurement products for semiconductor, LCD, and memory-disk fabrication processes. Mr. Flanigan has also previously held positions at Cooperative Solutions, Inc., a software developer in the client server transaction processing market, Hewlett-Packard Company, a provider of information technology infrastructure, personal computing and access devices, global services, and imaging and printing, and Price Waterhouse LLP (now PricewaterhouseCoopers LLP). Mr. Flanigan received an M.B.A. and a B.S. in Accounting from Santa Clara University.

Brent L. Moody has served as President of Camping World Holdings, Inc. and President of CWGS Enterprises, LLC since September 2018, and on the board of directors of Camping World Holdings, Inc. since May, 2018. Mr. Moody previously served as Camping World Holdings, Inc.’s Chief Operating and Legal Officer from March, 2016 to September, 2018, as the Chief Operating and Legal Officer of CWGS, LLC and its subsidiaries since January, 2016, as the Executive Vice President and Chief Administrative and Legal Officer of CWGS, LLC from February 2011 to December 31, 2015, as the Executive Vice President and Chief Administrative and Legal Officer of Good Sam Enterprises, LLC from January 2011 to December 2015, as the Executive Vice President and Chief Administrative and Legal Officer of FreedomRoads, LLC and Camping World, Inc. from 2010 until December 2015, as Executive Vice President/General Counsel and Business Development of Camping World, Inc. and FreedomRoads, LLC from 2006 to 2010, as Senior Vice

President/General Counsel and Business Development of Camping World, Inc. and Good Sam Enterprises, LLC from 2004 to 2006 and as Vice President and General Counsel of Camping World, Inc. from 2002 to 2004. From 1998 to 2002, Mr. Moody was a shareholder of the law firm of Greenberg Traurig, P.A. From 1996 to 1998, Mr. Moody served as vice president and assistant general counsel for Blockbuster, Inc. Mr. Moody received a J.D. from Nova Southeastern University, Shepard Broad Law Center and a B.S. from Western Kentucky University. Mr. Moody’s extensive legal experience, his experience in various areas of complex business transactions and mergers and acquisitions, and his extensive knowledge of the Company’s operations make him well qualified to serve on our board of directors.

Thomas F. Wolfe has served as President, Good Sam Enterprises, LLC since January 2019. Mr. Wolfe previously served as Camping World Holdings, Inc.’s Chief Financial Officer from March 2016 to December 2018, as the Executive Vice President of Operations of Good Sam Enterprises, LLC from September 2011 through February 2015, the Chief Financial Officer of Good Sam Enterprises, LLC since January 2004 and as the Executive Vice President and Chief Financial officer of CWGS, LLC since January 2011. Previously, Mr. Wolfe served as Good Sam Enterprises, LLC’s Senior Vice President and Chief Financial Officer since January 2004. Prior to that time, Mr. Wolfe had been Vice President and Controller of Good Sam Enterprises, LLC since 1997. From 1991 to 1997, Mr. Wolfe was vice president of finance of Convenience Management Group, LLC, a privately-owned distributor of petroleum products and equipment. From 1989 to 1991, Mr. Wolfe was vice president and controller of First City Properties, Inc. From 1983 to 1988, Mr. Wolfe held a variety of staff and management positions at Deloitte & Touche LLP. Mr. Wolfe received a B.S. from California Polytechnic State University, San Luis Obispo.

Stephen Adams has served on the board of directors of Camping World Holdings, Inc. since March, 2016, as the chairman of the board of directors of CWGS, LLC since February 2011, as the chairman of the board of directors of Good Sam Enterprises, LLC since December 1988, as the chairman of the board of directors of Camping World, Inc. since April 1997 and as the chairman of the board of directors of FreedomRoads Holding Company, LLC since February 3, 2005. In addition, Mr. Adams is the chairman of the board of directors and the controlling shareholder of Adams Outdoor Advertising, Inc., which operates an outdoor media advertising business. From November 2011 until April 2012, Mr. Adams inadvertently failed to timely file ownership reports on Forms 4 and 5 and as of the end of calendar year 2011, as of May 15, 2012 and as of the end of calendar year 2012, Mr. Adams mistakenly failed to timely file Schedule 13G amendments with respect to an entity in which he unknowingly accumulated an interest in excess of 5%. As a result, the Securities and Exchange Commission entered an order on September 10, 2014, pursuant to which Mr. Adams agreed to cease and desist from committing or causing any violations of the requirements of Section 13(d) and 16(a) of the Exchange Act and certain of the rules promulgated thereunder and paid a civil money penalty to the SEC without admitting or denying the findings therein. In August 2009, Affinity Bank, a California depositary institution in which Mr. Adams indirectly owned a controlling interest, was closed by the California Department of Financial Institutions and the Federal Deposit Insurance Corporation was appointed as the receiver. Mr. Adams received an M.B.A. from the Stanford Graduate School of Business and a B.S. from Yale University. Mr. Adams’ long association with the Company as a chairman of the board of directors of several of its subsidiaries since he acquired Good Sam Enterprises, LLC in 1988 and his current or former ownership of a variety of businesses with significant assets and operations during his over 40 year business career, during which time he has had substantial experience in providing management oversight and strategic direction, make him well qualified to serve on our board of directors.

Andris A. Baltins has served on the board of directors of Camping World Holdings, Inc. since March, 2016, on the board of directors of CWGS, LLC since February 2011 and on the board of directors of Good Sam Enterprises, LLC since February 2006. He has been a member of the law firm of Kaplan, Strangis and Kaplan, P.A. since 1979. Mr. Baltins serves as a director of various private and nonprofit corporations, including Adams Outdoor Advertising, Inc., which is controlled by Mr. Adams. Mr. Baltins previously served as a director of Polaris Industries, Inc. from 1995 until 2011. Mr. Baltins received a J.D. from the University of Minnesota Law School and a B.A. from Yale University. Mr. Baltins’ over 40-year legal career as an advisor to numerous public and private companies and his experience in the areas of complex business transactions, mergers and acquisitions and corporate law make him well qualified to serve on our board of directors.

Brian P. Cassidy has served on the board of directors of Camping World Holdings, Inc. since March 2016 and on the board of directors of CWGS, LLC since March 2011. Mr. Cassidy is a Partner at Crestview, which he joined in 2004, and currently serves as head of Crestview’s media and communications strategy. Mr. Cassidy has served as a director of WideOpenWest, Inc., a public company, since December 2015, and has served as a director of various private companies, including Hornblower Holdings since April 2018, Congruex LLC since November 2017, and Industrial Media since October 2012. Mr. Cassidy previously served as a director of Cumulus Media, Inc., a public company, from May 2014 until March 2017, and served as a director of various private companies, including NEP Group, Inc. from December 2012 to October 2018 and Interoute Communications Holdings from April 2015 to May 2018. He was also involved with Crestview’s investments in Charter Communications, Inc. and Insight Communications, Inc. Prior to joining Crestview, Mr. Cassidy worked in private equity at Boston Ventures, where he invested in companies in the media and communications, entertainment and business services industries. Previously, he worked as the acting chief financial officer of one of Boston Ventures’ portfolio companies. Prior to that time, Mr. Cassidy was an investment banking analyst at Alex. Brown & Sons, where he completed a range of financing and mergers and acquisitions assignments for companies in the consumer and business services sectors. Mr. Cassidy received an M.B.A. from the Stanford Graduate School of Business and an A.B. in Physics from Harvard College. Mr. Cassidy’s private equity investment and company oversight experience and background with respect to acquisitions, debt financings and equity financings make him well qualified to serve on our board of directors.

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

Jeffrey A. Marcus has served on the board of directors of Camping World Holdings, Inc. since March 2016 and on the board of directors of CWGS, LLC since March 2011. Mr. Marcus is a Vice-Chairman of Crestview Partners and has been with Crestview Partners since its inception in 2004. A long-time media and communications entrepreneur, Mr. Marcus was the founder, chairman and CEO of Marcus Cable, which at the time of its sale in 1998, was the largest privately held cable television company in the United States. Mr. Marcus also founded an earlier cable company, Marcus Communications, which was merged into Western Tele-Communications, and he became CEO of the renamed company, WestMarc Communications. Mr. Marcus also served as CEO and president of AMFM (formerly Chancellor Media), which at the time was the nation’s second largest radio company. He is the chairman of the board of Wide Open West, Inc. and has served as a member of other public and private company boards including Charter Communications, Insight Communications, OneLink Communications, Brinker International, WestMarc Communications, NEP Group, Cumulus Media, Inc. and DS Services where he served as chairman. Mr. Marcus received a B.A. in Economics from the University of California, Berkeley.  Mr. Marcus’ extensive experience serving as a director of numerous public and private companies, operating experience as a chief executive officer in the cable television, broadcast and outdoor industries and his experience as a private equity investor with respect to acquisitions, debt financings, equity financings and public market sentiment make him well qualified to serve on our board of directors.

K. Dillon Schickli has served on the board of directors of Camping World Holdings, Inc. since March 2016 and on the board of directors of CWGS, LLC since August 2011. Mr. Schickli previously served on the board of directors of CWGS, LLC from 1990 until 1995 and was chief operating officer of Affinity Group, Inc., the predecessor of Good Sam Enterprises, LLC, from 1993 until 1995. Previously, Mr. Schickli was a co-investor with Crestview in DS Waters Group, Inc. (“DS Waters”) and served as vice chairman of its board of directors until it was sold to Cott Corporation in December 2014. Prior to that time, Mr. Schickli was the chief executive officer of DS Waters from June 2010 until February 2013 and subsequently led the buyout of the business by Crestview. Mr. Schickli also previously led the buyout of DS Waters from Danone Group & Suntory Ltd. in November 2005 and was also a co investor in DS Waters with Kelso & Company. Mr. Schickli served as co-chief executive officer and chief financial officer of DS Waters from November 2005 until June 2010, when he became the sole chief executive officer. Mr. Schickli started his business career in the capital planning and acquisitions group of the Pepsi Cola Company after he received his M.B.A. from the University of Chicago. Mr. Schickli received a B.A. from Carleton College in 1975. Mr. Schickli’s long association with, and knowledge of, the Company, extensive experience serving as a director of other businesses, operating experience as a chief executive officer and his experience as a private equity investor with respect to acquisitions, debt financings, equity and financings make him well qualified to serve on our board of directors.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

On October 7, 2016, our Class A common stock began trading on the New York Stock Exchange under the symbol “CWH.” Prior to that time, there was no public market for our stock. Our Class B common stock and Class C common stock are not listed or traded on any stock exchange.

Holders of Record

As of February 21, 2019, there were 6 and 25,294 stockholders of record and beneficial holders, respectively, of our Class A common stock. As of February 21, 2019, there were two and one stockholders of record of our Class B common stock and Class C common stock, respectively.

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

In addition, the CWGS LLC Agreement requires tax distributions to be made by CWGS, LLC to its members, including us. In general, tax distributions are made on a quarterly basis, to each member of CWGS, LLC, including us, based on such member's allocable share of the taxable income of CWGS, LLC (which, in our case, will be determined without regard to any Basis Adjustments described in our Tax Receivable Agreement) and an assumed tax rate based on the highest combined federal, state, and local tax rate that may potentially apply to any one of CWGS, LLC's members (46.70% and 52.62% in 2018 and 2017, respectively), regardless of the actual final tax liability of any such member. Based on the current applicable effective tax rates, we expect that (i) the assumed tax rate that will be used for purposes of determining tax distributions from CWGS, LLC will exceed our actual combined federal, state and local tax rate (assuming no changes in corporate tax rates) and (ii) the annual amount of tax distributions paid to us will exceed the sum of (A) our actual annual tax liability and (B) the annual amount payable by us under the Tax Receivable Agreement (assuming no early termination of the Tax Receivable Agreement) (such excess in clauses (A) and (B), collectively referred to herein as the "Excess Tax Distribution"). We currently intend to pay a special cash dividend of all or a portion of the Excess Tax Distribution to the holders of our Class A common stock from time to time subject to the discretion of our board of directors.

Our ability to pay cash dividends on our Class A common stock depends on, among other things, our results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, restrictions in our debt agreements and in any preferred stock, restrictions under applicable law, the extent to which such distributions would render CWGS, LLC insolvent, our business prospects and other factors that our board of directors may deem relevant. Additionally, our ability to distribute any Excess Tax Distribution will also be subject to no early termination or amendment of the Tax Receivable Agreement, as well as the amount of tax distributions actually paid to us and our actual tax liability. Furthermore, because we are a holding company, our ability to pay cash dividends on our Class A common stock depends on our receipt of cash distributions from CWGS, LLC and, through CWGS, LLC, cash distributions and dividends from its operating subsidiaries, which may further restrict our ability to pay dividends as a result of the laws of their jurisdiction of organization, agreements of our subsidiaries or covenants under any existing and future outstanding indebtedness we or our subsidiaries incur. In particular, our ability to pay any cash dividends on our Class A common stock is limited by restrictions on the ability of CWGS, LLC and our other subsidiaries and us to pay dividends or make distributions to us under the terms of our Senior Secured Credit Facilities and Floor Plan Facility. We do not currently believe that the restrictions contained in our existing indebtedness will impair the ability of CWGS, LLC to make the distributions or pay the dividends as described above. Our dividend policy has certain risks and limitations, particularly with respect to liquidity, and we may not pay dividends according to our policy, or at all. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" and "Risk Factors—Risks Relating to Ownership of Our Class A Common Stock—Our ability to pay regular and special dividends on our Class A common stock is subject to the discretion of our board of directors and may be limited by our structure and statutory restrictions and restrictions imposed by our Senior Secured Credit Facilities and our Floor Plan Facility as well as any future agreements" in this Form 10-K.

CWGS, LLC paid cash tax distributions to its members during the years ended December 31, 2018, 2017 and 2016 aggregating $139.3 million, $176.3 million, and $103.9 million, respectively. CWGS, LLC also made quarterly preferred return payments to one of its members during the year ended December 31, 2016 aggregating $6.4 million. Additionally, CWGS, LLC paid special cash distributions to its members aggregating $28.4 million, $39.5 million and $111.2 million during the years ended December 31, 2018, 2017 and 2016, respectively.

Stock Performance Graph

The following graph and table illustrate the total return from October 7, 2016 through December 31, 2018, for (i) our Class A common stock, (ii) the Standard and Poor’s (“S&P”) 500 Index, and (iii) the S&P 500 Retailing Index. The comparisons reflected in the graph and table are not intended to forecast the future performance of our stock and may not be indicative of future performance. The graph and table assume that $100 was invested on October 7, 2016 in each of our Class A common stock, the S&P 500 Index, and S&P 500 Retailing Index and that any dividends were reinvested.

COMPARISON OF CUMULATIVE TOTAL RETURN
$250
$200
$150
$100
$50
$0
October 7, 2016
December 31, 2016
March 31, 2017
June 30, 2017
September 30, 2017
December 31, 2017
March 31, 2018
June 30, 2018
September 30, 2018
December 31, 2018
Camping World Holdings, Inc.
S&P 500 Index - Total Return
S&P 500 Retailing Index

	October 7,	December 31,	December 31,	December 31,
	2016	2016	2017	2018
Camping World Holdings, Inc. Class A common stock	$100.00	$145.27	$203.35	$53.65
S&P 500 Index	$100.00	$104.45	$127.26	$121.68
S&P 500 Retailing Index	$100.00	$98.91	$128.98	$146.34

Recent Sales of Unregistered Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

The following tables present the selected historical consolidated financial and other data for Camping World Holdings, Inc. The selected consolidated balance sheets data as of December 31, 2018 and 2017 and the selected consolidated statements of income and statements of cash flows data for each of the years in the three-year period ended December 31, 2018 are derived from our audited consolidated financial statements contained in Part II, Item 8 of this Form 10-K. The selected consolidated balance sheet data as of December 31, 2016, 2015 and 2014 and the selected consolidated statement of income and statement of cash flows data for each of the years ended December 31, 2015 and 2014 have been derived from our audited consolidated financial statements not included herein.

Certain amounts as of and for the years ended December 31, 2017, 2016, 2015, and 2014 have been revised to correct for errors that were immaterial in prior periods as described in Note 1 — Summary of Significant Accounting Policies — Revisions for Correction of Immaterial Errors in Part II, Item 8 of this Form 10-K. The Consolidated Balance Sheets for the years ended December 31, 2016, 2015 and 2014 were revised for the cancellation reserve for certain of the Company’s finance and insurance offerings within the Dealership segment as follows: Deferred tax asset increased $0.3 million, $0.2 million and $0.1 million, respectively; Other current liabilities increased $7.7 million, $5.4 million and $3.8 million, respectively; Other long-term liabilities increased $9.4 million, $8.3 million and $5.3 million, respectively; and Members’ deficit increased $16.9 million, $13.5 million and $9.0 million, respectively. The Consolidated Statements of Income for the years ended December 31, 2015 and 2014 were revised for the cancellation reserve for certain of the Company’s finance and insurance offerings within the Dealership segment as follows: Finance and Insurance revenue, net decreased $4.6 million and $2.4 million, respectively, and Income tax expense decreased $84,000 and $31,000, respectively.

During the year ended December 31, 2018, we had a change to our reportable segments as described in Note 22 — Segment Reporting in Part II, Item 8 of this Form 10-K. Accordingly, certain components of revenue and gross profit for the years ended December 31, 2017, 2016, 2015, and 2014 have been reclassified to conform to our current segment reporting structure

In addition, our financial statements for the year ended December 31, 2018 reflect the provisional impact of the U.S. Tax Cuts and Jobs Act of 2017. See Note 11 — Income Taxes to our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information. Additionally, our financial statements for the year ended December 31, 2018 reflect the adoption of Accounting Standards Codification (“ASC”) No. 606, Revenue from Contracts with Customers as described in Note 2 — Revenue in Part II, Item 8 of this Form 10-K, which also removed the guidance for capitalization of direct response advertising that is now expensed as incurred.

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

	Fiscal Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
($ in thousands)	2018	2017	2016	2015	2014
Consolidated Statements of Income Data:
Revenue:
Consumer Services and Plans	$214,052	$195,614	$184,773	$174,600	$162,598
New vehicles	2,512,854	2,435,928	1,862,195	1,603,258	1,172,744
Used vehicles	732,017	668,860	703,326	803,879	678,035
Dealership parts, services and other	279,438	246,898	220,422	205,235	174,620
Finance and insurance, net	383,711	326,609	225,994	185,710	130,378
Retail	669,945	405,921	319,597	302,575	307,634
Total revenue	4,792,017	4,279,830	3,516,307	3,275,257	2,626,009
Gross profit:
Consumer Services and Plans	127,365	113,792	105,501	92,851	88,533
New vehicles	324,119	349,699	265,332	228,095	169,385
Used vehicles	163,617	162,767	146,073	155,990	132,350
Dealership parts, services and other	139,362	118,047	107,909	102,096	87,280
Finance and insurance, net	383,711	326,609	225,994	185,710	130,378
Retail	224,758	170,000	142,924	130,725	133,247
Total gross profit	1,362,932	1,240,914	993,733	895,467	741,173
Operating expenses:
Selling, general and administrative	1,069,359	853,160	691,884	634,890	536,485
Debt restructure expense	380	387	1,218	—	—
Depreciation and amortization	49,322	31,545	24,695	24,101	24,601
Goodwill impairment	40,046	—	—	—	—
(Gain) loss on asset sales	2,810	(133)	(564)	(237)	33
Total operating expenses	1,161,917	884,959	717,233	658,754	561,119
Operating income	201,015	355,955	276,500	236,713	180,054
Other income (expense):
Floor plan interest expense	(38,315)	(27,690)	(18,854)	(11,248)	(10,675)
Other interest expense, net	(63,329)	(42,959)	(48,318)	(53,377)	(46,769)
Loss on debt restructure	(1,676)	(462)	(5,052)	—	(1,831)
Tax Receivable Agreement liability adjustment	(1,324)	100,758	—	—	—
Other income (expense)	—	—	—	1	(35)
Total other income (expense)	(104,644)	29,647	(72,224)	(64,624)	(59,310)
Income before income taxes	96,371	385,602	204,276	172,089	120,744
Income tax expense	(30,790)	(154,910)	(5,800)	(1,293)	(2,103)
Net income	65,581	230,692	198,476	170,796	118,641
Less: net income attributable to non-controlling interests	(55,183)	(200,839)	(9,591)	—	—
Net income attributable to Camping World Holdings, Inc.	$10,398	$29,853	$188,885	$170,796	$118,641
Earnings per share of Class A common stock (1):
Basic	$0.28	$1.12	$0.08
Diluted	$0.28	$1.12	$0.07
Cash dividends declared per share of Class A common stock	$0.61	$0.74	$0.08
Consolidated Statements of Cash Flows Data:
Net cash provided by (used in) operating activities	136,292	(16,315)	215,775	110,395	44,064
Net cash used in investing activities	(292,689)	(468,455)	(115,787)	(174,452)	(50,225)
Net cash provided by (used in) financing activities	70,791	594,737	(77,817)	45,372	80,366
Selected Other Data:
EBITDA (2)	209,022	460,106	277,289	249,567	192,114
Adjusted EBITDA (2)	312,502	394,187	286,467	245,921	192,003
Adjusted EBITDA margin (2)	6.5%	9.2%	8.1%	7.5%	7.3%
Selected Other Operating Data:
Active Customers (3)	5,051,439	3,637,195	3,344,959	3,131,961	2,845,612
Dealership locations (4)	141	124	105	98	91

	Fiscal Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
($ in thousands)	2018	2017	2016	2015	2014
Consolidated Balance sheets data (at period end):
Cash and cash equivalents	138,557	224,163	114,196	92,025	110,735
Total assets	2,806,687	2,567,026	1,456,061	1,332,764	1,154,537
Total debt (5)	1,165,865	916,902	626,753	725,393	613,185
Total noncurrent liabilities	1,468,652	1,164,129	740,921	782,901	762,267
Total members'/stockholders' equity (deficit)	32,917	71,763	(161,007)	(321,445)	(261,464)

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

(3)	We define an “Active Customer” as a unique customer who has transacted with us in any of the eight most recently completed fiscal quarters prior to the date of measurement.
(4)

Dealership location acquisitions have contributed to the growth in revenues. See Note 15 — Acquisitions to our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information

(5)

Total debt consists of borrowings under our Senior Secured Credit Facilities, Previous Senior Secured Credit Facilities, and the Real Estate Facility with CIBC Bank USA, as applicable, net of unamortized original issue discount and capitalized finance costs as of December 31, 2018, 2017, 2016, 2015, and 2014 of $5.4 million and $13.6 million, $6.0 million and $14.2 million, $6.3 million and $11.9 million, $4.9 million and $11.1 million, and $4.9 million and $10.0 million, respectively, (as discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in Part II, Item 7 of this Form 10-K). See our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K, which include all liabilities, including amounts outstanding under our Floor Plan Facility.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our Consolidated Financial Statements and notes thereto included in Part II, Item 8 of this Form 10-K and reflects the effects of the immaterial correction of errors discussed in Note 1 — Summary of Significant Accounting Policies — Revisions for Correction of Immaterial Errors in Part II, Item 8 of this Form 10-K. This discussion contains forward‑looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward‑looking statements as a result of various important factors, including those set forth under “Risk Factors” include in Part I, Item 1A of this Form 10-K, “Cautionary Note Regarding Forward‑Looking Statements” and in other parts of this Form 10-K. Except to the extent that differences among reportable segments are material to an understanding of our business taken as a whole, we present the discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations on a consolidated basis.

For purposes of this Form 10-K, we define an "Active Customer" as a customer who has transacted with us in any of the eight most recently completed fiscal quarters prior to the date of measurement. Unless otherwise indicated, the date of measurement is December 31, 2018, our most recently completed fiscal quarter. Additionally, references herein to the approximately 9 million U.S. households that own a recreational vehicle ("RV") are based on The RV Consumer in 2011, an industry report published by the University of Michigan in 2011 (the "RV Survey"), which we believe to be the most recent such survey.

Overview

Camping World Holdings, Inc. (together with its subsidiaries, referred to as “Camping World’, “the Company,” “we”, “us” or “our” unless specified otherwise) is America’s largest recreational vehicle (“RV”) retailer and a large outdoor-related products and services retailer. Our mission is to bring families and friends together through the enjoyment of the RV and outdoor lifestyle. To best serve the estimated 9 million U.S. households that own an RV and our base of 5.1 million Active Customers, we offer a comprehensive portfolio of services, protection plans, products and resources for RV and outdoor enthusiasts through our national network of retail locations and our direct marketing business. The lifestyle element of the RV and outdoor industry, our comprehensive assortment of products and services, and the multi-year nature of many of our products and services allows us to build long-lasting relationships with our customers that we are continuously looking to enhance and grow. We segment our business into three different areas, Consumer Services and Plans, Dealership, and Retail, and we provide our product and service offerings primarily through our three iconic brands, Good Sam, Camping World, and Gander.

We believe our Consumer Services and Plans business, consisting in part of our Good Sam branded offerings, provide the RV industry’s broadest and deepest range of services, protection plans, products and resources including: extended service contracts, insurance protection plans, roadside assistance, membership clubs, and financing products. Across our extended vehicle service contracts, emergency roadside assistance, property and casualty insurance programs and membership clubs, for each of the years ended December 31, 2018, 2017 and 2016, we experienced high annual retention rates that ranged between 64% and 68%, 64% and 71%, and 65% and 74%, respectively. We also operate the Good Sam Club, which we believe is the largest RV organization in the world, with approximately 2.1 million members as of December 31, 2018. Membership benefits include a variety of discounts, exclusive benefits, specialty publications and other membership benefits, all of which we believe enhance the RV experience, drive customer engagement and provide cross-selling opportunities for our other services, protection plans and products.

We believe we are the largest retailer of RVs and RV-related products and services in the United States, and a large retailer of products and services for outdoor activities and active sports enthusiasts. Our Dealership and Retail businesses share a total of 227 retail locations across 36 states as of December 31, 2018. A majority of our locations offer Dealership and/or Retail related products and services under the Camping World, Gander Outdoors, and/or Gander RV branded storefronts. Our retail locations are strategically located in key national RV markets and are staffed with knowledgeable local team members, providing customers access to extensive RV expertise. In 2018, our network of retail locations generated approximately 7.4 million transactions, continuing to build our Active Customer database.

We attract new customers primarily through our retail locations, e-commerce platforms and direct marketing operations. Once we acquire customers through a transaction, they become part of our customer database where we leverage customized customer resource management (“CRM”) tools and analytics to actively engage, market and sell numerous products and services. Our goal is to consistently increase our database of customers and cross-sell our products and services through our various channels of operation to continue gaining market share in the RV and outdoor recreational markets.

With the convergence of the RV and outdoor recreational markets, we believe there is significant opportunity for us to widen our target customer base by opening new locations, expanding our outdoor recreational product and service offerings, and enhancing the benefits of our Good Sam Club. To this end, we made significant investments in infrastructure, inventory, and people over the past two years and believe we are well positioned to leverage those investments to drive significant future growth. As a component of this strategy, we made several strategic acquisitions in the Retail segment in 2017 and 2018.

On May 26, 2017, we acquired certain assets of Gander Mountain Company (“Gander Mountain”) and its Overton’s, Inc. (“Overton’s”) marine and watersports business through a bankruptcy auction. Prior to the bankruptcy, Gander Mountain operated 160 retail locations and an e-commerce business that serviced the hunting, camping, fishing, shooting sports, and outdoor markets. Following our acquisition, we rebranded the Gander Mountain business as Gander Outdoors and began opening the rebranded Gander Outdoors stores in December of 2017. The rebranded Gander Outdoors stores offer a variety of RV and outdoor related product and services. As of December 31, 2018, the Gander Outdoors and Overton’s business consisted of 61 retail stores and an e-commerce and direct marketing business with more than 6.2 million unique contacts and 0.8 million Active Customers.

From August 17, 2017 to April 19, 2018, we acquired several other specialty retail businesses, that collectively operated a total of 23 specialty store locations on December 31, 2018, including:

•  Active Sports, Inc. which included TheHouse.com, (“TheHouse.com”), an online retail component of the business, specializing in bikes, sailboards, skateboards, wakeboards, snowboards and outdoor gear, with three store locations;

•  EIGHTEEN0THREE LLC, dba W82 (“W82”), a specialty retailer of snowboarding, skateboarding, longboarding, swimwear, footwear, apparel and accessories with two store locations;

•  Uncle Dan's LTD, (“Uncle Dan’s”), a specialty retailer of outdoor gear, apparel and camping supplies with six store locations;

•  Erehwon Mountain Outfitter, (“Erehwon”), a specialty retailer of outdoor gear, apparel and camping supplies with four store locations;

•  Rock Creek Outfitters (“Rock Creek”), a specialty retailer of outdoor gear for kayaking, rock climbing, camping and hiking with eight store locations.

Segments

As discussed in Note 22 – Segment Information to our consolidated financial statements included in Part II, Item 8 of this Form 10-K, we determined that our reportable segments have changed during the year ended December 31, 2018. The segment reporting for prior periods has been reclassified to conform to the current period presentation.

We identify our reporting segments based on the organizational units used by management to monitor performance and make operating decisions. We have identified three reporting segments: (a) Consumer Services and Plans, (b) Dealership, and (c) Retail. Our Consumer Services and Plans business primarily consists of the sale of RV related services, protection plans, products and resources, including: extended vehicle service contracts and insurance protection plans, roadside assistance, membership clubs and financing products. A majority of these plans and programs are offered under the Good Sam brand and operate on a multi-year or annually renewable basis. Our Dealership business primarily consists of the sale of new and used RVs, parts, service and other products, and RV finance and insurance related products. Our Retail business primarily consists of the sale of a wide variety of RV-related accessory, maintenance, supply and repair products, the installation of RV parts and accessory products, RV aftermarket parts and outdoor lifestyle products and supplies. As of December 31, 2018, we operated a total of 227 retail locations across 36 states, and a majority of our locations offered Dealership and/or Retail related products and services under the Camping World and/or Gander Outdoors branded storefronts. For the years ended December 31, 2018, 2017, and 2016, we generated 4.5%, 4.6%, and 5.2% of our total revenue from our Consumer Services and Plans segment, respectively, 81.5%, 85.9%, and 85.7% of our total revenue from our Dealership segment, respectively, and 14.0%, 9.5%, and 9.1% of our total revenue from our Retail segment, respectively. For the years ended December 31, 2018, 2017, and 2016, we generated 9.3%, 9.2%, and 10.6% of our gross profit from our Consumer Services and Plans segment, respectively, 74.2%, 77.1%, and 75.0% of our gross profit from our Dealership segment, respectively, and 16.5%, 13.7%, and 14.4% of our gross profit from our Retail segment, respectively. See Note 22 — Segment Information to our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K.

Growth Strategies

We believe the increase in the number of light-weight towable RV models offered by the manufacturers, the increase in the number of pickup trucks and Sport Utility Vehicles (“SUVs”) in operation, the ease of towing and the affordability of many of the light-weight RVs, the savings RVs offer on a variety of vacation costs, an increase in the pool of potential RV customers due to an aging baby boomer and millennial demographic, and the increased RV ownership among younger consumers should continue to increase the installed base of RV owners, and will have a positive impact on RV usage.

We believe RV trips allow families and friends to experience the outdoor lifestyle in ways not possible with other means of transportation. We also believe RV trips remain the least expensive type of vacation and allow RV owners to travel more while spending less. RV trips offer savings on a variety of vacation costs, including, among others, airfare, lodging and dining. While fuel costs are a component of the overall vacation cost, we believe fluctuations in fuel prices are not a significant factor affecting a family’s decision to take RV trips.

According to the 2018 North American Camping Report, the total number of camping households in the U.S. is estimated at 77 million, up by more than 6 million since 2014. The popularity of camping is growing across all ages, demographics and ethnic groups, with the largest growth of new campers coming from Asian, Hispanic and African American descent. Campers are increasing the amount of time they camp each year, with the number of campers who camp three times or more each year, increasing by 64% since 2014. As campers age, they begin to camp more using RVs. From 2014 to 2017, the number of campers using an RV to camp increased to an estimated 24% from 21% and 7-in-10 RV campers were Millennials or Generation X consumers. The camping and RV industry are expected to benefit from baby boomers reaching retirement age and Generation X and Millennial consumers reach their prime camping age. As of July 1, 2016 (the latest date for which population estimates are available), Millennials age 20-35 in 2016, numbered 71 million, and Baby Boomers ages 52-70 numbered 74 million. Millennials are expected to overtake Baby Boomers in population in 2019 and Generation X consumers were expected to overtake Baby Boomers in population in 2018.

In addition to positive demographic trends, according to the RV Survey, the typical RV customer has, on average, a household income of approximately $75,000. This is approximately 50% higher than the median household income of the broader United States population at the time of the RV survey, according to the U.S. Census Bureau. The higher average income has resulted in a more resilient RV consumer with greater buying power across economic cycles.

Taken together, we believe the enjoyment experienced with the RV lifestyle, the savings RVs offer on a variety of vacation costs and an increase in the pool of potential RV customers due to favorable demographic trends should result in the continued growth of the installed base of RV owners and will have a positive impact on RV usage and demand for our products and services.

In addition to the positive trends in RV usage, we believe our strong brands, comprehensive portfolio of services, protection plans, products and resources, extensive customer database, leading market position and expanded focus on customer service will continue to provide us with competitive advantages in targeting and capturing a larger share of the RV and outdoor recreational markets. With the highly fragmented nature of the RV retail industry and the convergence of the RV and outdoor recreational markets, we believe there are substantial opportunities to continue growing our business through the expansion of our customer base and by cross-selling our growing portfolio of products and services. We attract new customers primarily through adding new retail locations, target marketing, and expanding into adjacent products, services and channels of distribution. Once we acquire customers through a transaction, they become part of our customer database where we leverage customized CRM tools and analytics to actively engage, market and sell numerous products and services. Our goal is to consistently increase our database of customers and the cross-selling of products and services through our various channels of operation.

While we have seen favorable long-term demographic trends in the RV industry, in 2018 the overall RV industry experience decelerating demand for new vehicles and wholesale shipments of new RV vehicles declined 4.1% in 2018 and 14.6% from July to December in 2018 on a year-over-year comparable period basis. These trends may continue in the future, which could negatively impact our business, revenue, same store sales and margins. We plan to pursue the following strategies to continue to grow our revenue and profits:

Grow Our Active Base of Customers.  We expect to continue to grow our active customer base primarily through adding new retail locations, targeted marketing and expanding into adjacent products, services and channels of distribution.

•

New Locations.  Through dealership acquisitions, retail expansions and the opening of new greenfield locations, we have expanded our number of retail locations to 227 on December 31, 2018 from 153 on December 31, 2017.

•

Dealership Acquisitions.  The RV dealership industry is highly fragmented with a large number of independent RV dealers, and with our significant scale advantage, we believe we are uniquely positioned to lead a strategic consolidation of this market. We use acquisitions of independent dealers as a fast and capital efficient alternative to new retail location openings to expand our business and grow our customer base. We believe our experience and scale allow us to both acquire these locations at attractive valuations, and to operate them more efficiently and with significantly improved product, service and support offerings.

•

Retail Expansions.  With the convergence of the RV and outdoor recreational markets, we believe there is significant opportunity for us to widen our target customer base by opening new locations, expanding our outdoor recreational product and service offerings, and enhancing the benefits of our Good Sam Club. To this end, we made significant investments in infrastructure, inventory, and people over the past two years and believe we are well positioned to leverage those investments to drive significant future growth. As a component of this strategy, we made several strategic acquisitions in the Retail segment in 2017 and 2018, as described above.

•

New Greenfield Locations.  We utilize proprietary data and analytical tools to target new greenfield retail locations. We believe there is ample white space for additional development opportunities. Since 2012, we have successfully opened 23 new greenfield locations. Most of our new greenfield locations are profitable within a two-to-three full calendar month period after opening. We intend to continue to carefully evaluate potential locations and open sites that we believe present attractive risk adjusted returns and significant value creation opportunities while helping to grow our customer base.

•

Targeted Marketing.  We continuously work to attract new customers to our existing retail and online locations through targeted marketing, attractive introductory offerings and access to our wide array of resources for RV and outdoor enthusiasts. We have focused specifically on marketing to the fast-growing demographic of younger market entrants, and through our NASCAR Truck Series and participation at college athletic events and music festivals, we believe we attract an outsized share of younger RV owners to our platform.

•

Adjacent Products, Services & Channels of Distribution.  Through relationships with existing suppliers and through acquisitions, we will look to selectively expand into adjacent products, services and channels of distribution. With the convergence of the RV and outdoor recreational markets we believe there is significant opportunity for us to grow our market share by broadening our product assortment, expanding our retail footprint and further developing our online and e-commerce platforms. Similarly, an opportunistic vertical acquisition strategy allows us to earn an increased margin on our services, protection plans and products, and we evaluate such acquisitions that can allow us to capture additional sales from our customers at attractive risk adjusted returns.

•

Cross Selling Our Growing Portfolio of Products and Services. Our comprehensive portfolio of RV and outdoor products and services, coupled with our expanding database of more than 29.0 million unique contacts provides us with the opportunity to continue our growth by cross selling our array of products and services. We use our customized CRM system and database analytics to proactively market and cross sell to Active Customers.

As discussed below under “— Liquidity and Capital Resources,” we believe that our sources of liquidity and capital will be sufficient to take advantage of these positive trends in RV usage and finance our growth strategy. However, the operation of our business, the rate of our expansion, including our openings of Gander Outdoors stores in 2018, and our ability to respond to changing business and economic conditions depend on the availability of adequate capital, which in turn typically depends on cash flow generated by our business and, if necessary, the availability of equity or debt capital. In addition, as we grow, we will face the risk that our existing resources and systems, including management resources, accounting and finance personnel, and operating systems, may be inadequate to support our growth. Any inability to generate sufficient cash flows from operations or raise additional equity or debt capital or retain the personnel or make the other changes in our systems that may be required to support our growth could have a material adverse effect on our business, financial condition and results of operations. See “Risk Factors — Risks Related to our Business — Our ability to operate and expand our business and to respond to changing business and economic conditions will depend on the availability of adequate capital” and “Risk Factors — Risks Related to our Business — Our expansion into new, unfamiliar markets presents increased risks that may prevent us from being profitable in these new markets. Delays in opening or acquiring new retail locations could have a material adverse effect on our business, financial condition and results of operations” included in Part I, Item 1A of this Form 10-K.

How We Generate Revenue

Revenue across each of our three reporting segments is impacted by the following key revenue drivers:

Number of Active Customers.  As of December 31, 2018, we had approximately 5.1 million total Active Customers. Our outdoor-related Active Customers are the result of our acquisitions over the last two years. This compares with 3.6 million and 3.3 million Active Customers on December 31, 2017 and December

31, 2016, respectively. Our Active Customer base is an integral part of our business model and has a significant effect on our revenue. We attract new customers to our business primarily through our retail locations. Once we acquire our customers through a transaction, they become part of our customer database where we use CRM tools to cross sell Active Customers additional products and services.

Consumer Services and Plans.  The majority of our Consumer Services and Plans, such as our roadside assistance, extended service contracts, insurance programs, travel assist, and our Good Sam and Coast to Coast clubs, are built on a recurring revenue model. A majority of these programs are on a multiyear or annually renewable basis and have annualized fees typically ranging from $48 to $9,480. We believe that many of these products and services are essential for our customers to operate, maintain and protect their RVs, and to enjoy the RV lifestyle, resulting in attractive annual retention rates. As we continue to grow our Consumer Services and Plans business, we expect to further enhance our visibility with respect to revenue and cash flow, and increase our overall profitability. As of December 31, 2018, 2017 and 2016 we had 2.1 million, 1.8 million, and 1.8 million club members, respectively, in our Good Sam and Coast to Coast clubs.

Dealership and Retail Locations.  One of the primary ways that we attract and obtain new customers is through transactions in our Dealership and Retail locations. Once we acquire customers through a transaction, they become part of our customer database where we leverage customized CRM tools and analytics to actively engage, market and sell numerous products and services. Through dealership acquisitions, retail expansions and the opening of new greenfield locations, we have expanded our number of our locations to 227 on December 31, 2018 from 153 on December 31, 2017. A majority of our locations offer Dealership and/or Retail-related products and services under the Camping World and/or Gander Outdoors branded storefronts. Our Dealership and Retail locations are strategically located in key national RV markets and are staffed with knowledgeable local team members, providing customers access to extensive RV expertise. In 2018, our network of all Retail and Dealership locations generated approximately 7.4 million transactions, continuing to build our Active Customer database.

The total number of new Dealership and Retail location openings in any period, including the mix of greenfield locations and acquired locations, the geographic location of the openings, and the timing of the incurrence of pre-opening costs, will continue to have an impact on our revenue and profitability. When we build or acquire new retail locations, we make capital investments in facilities, fixtures, and equipment, which we amortize over time. Before we open new retail locations organically or through acquisitions, we incur pre-opening expenses, including advertising costs, payroll expenses, travel expenses, employee training costs, rent expenses, and setup costs. For the years ended December 31, 2018, 2017 and 2016, we incurred pre-opening expenses of $3.9 million, $1.2 million and $1.3 million, respectively, for RV Dealership and RV parts and accessory greenfield locations and acquired locations. Additionally, for the years ended December 31, 2018 and 2017, we incurred pre-opening expenses of $43.2 million and $26.3 million, respectively, related to the opening a total of 67 Gander Outdoors locations. While acquired sites typically remain open following an acquisition, in certain instances we may close a location following an acquisition for remodeling for a period of time generally not in excess of two weeks. Most of our dealership acquisitions are profitable within two full calendar months after completion, with turn-around acquisitions sometimes taking a few months longer. Most of our new greenfield dealership locations are profitable within a two-to-three full calendar month period after opening. When we enter new markets or acquire new businesses that we do not have a history of operating, including Gander Outdoors locations, we may be exposed to startup costs and ramp-up times that are higher and longer and store revenue and contribution margins that are lower than our average historical experience. In particular, our lack of operating history with the newly acquired Retail businesses has caused, and could continue to cause, the ramp up and profitability levels of these locations to be slower and lower than our traditional greenfield location openings and this has, and could continue to, negatively impact the margins of the Retail segment.

For the years ended December 31, 2018, 2017, and 2016, we opened nine, one, and one greenfield Dealership locations, respectively, and acquired 10, 18, and six Dealership locations, respectively. In addition, as a result of the 2017 Retail segment acquisitions of Overton’s Inc., Active Sports, Inc., W82, and Uncle Dan’s, we acquired two Overton’s locations, two TheHouse.com, two W82 locations and five Uncle Dan’s locations. Also in 2017, we acquired certain assets of Gander Mountain and as of December 31, 2018, we had opened a net of 60 Gander Outdoors locations. As a result of the 2018 Retail segment acquisitions of Erehwon and Rock Creek, we acquired four Erehwon and eight Rock Creek locations.

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

Same store sales growth is driven by increases in the number of transactions and the average transaction price. In addition to attracting new customers and cross selling our consumer services and plans, we also drive our sales through new product introductions, including our private label offerings. Although growth in same store sales is a driver of our overall revenue, we have and will continue to experience volatility in same store sales from period to period, mainly due to changes in our product sales mix and overall demand fluctuations across the RV industry. Our product mix in any period is principally impacted by the number and mix of new or used RVs that we sell due to the high price points of these products compared to our other retail products and the range of price points among the types of RVs sold. Over the past several years, we have seen a shift in our overall sales mix towards new travel trailer vehicles, which has led to declines in our average selling price of a new vehicle unit. From 2015 to 2018, new vehicle travel trailer units have increased from 62% of total new vehicle unit sales to more than 68% of total new vehicle unit sales and the average selling price of a new vehicle unit has declined from $39,853 to $35,123. The increased popularity of new travel trailer vehicles and the lower price points of these units compared to other new vehicle classes such as motorhomes and fifth wheels could continue to lower our average selling price of a new vehicle unit and impact our ability to grow same store sales. In addition, after several years of strong growth, the overall RV industry experienced decelerating demand for new vehicles in 2018 and wholesale shipments of new RV vehicles declined 4.1% in 2018 and 14.6% from July to December in 2018 on a year-over-year comparable period basis. Decelerating industry trends in 2018 also negatively impacted our same store sales trends in 2018. See “Business” included in Part I, Item 1 of this Form 10-K for additional information regarding our retail locations and our products. As of December 31, 2018, 2017, and 2016, we had a base of 105, 98, and 89 Dealership same stores, respectively. For the years ended December 31, 2018, 2017 and 2016 our aggregate same store Dealership sales were $3.3 billion, $3.2 billion, and $2.6 billion, respectively.

As of December 31, 2018, 2017, and 2016, we had a base of 119, 115, and 107 Retail same stores, respectively. For the years ended December 31, 2018, 2017 and 2016 our aggregate same store Retail sales were $245.3 million, $249.5 million, and $235.8 million, respectively.

The table below summarizes our store locations as of December 31, 2018, 2017 and 2016:

	2018	2017	2016
Co-habited Dealership and Retail locations	126	116	104
Stand-alone Dealership locations	15	8	1
Stand-alone Retail locations	86	29	17
Total locations	227	153	122

For the year ended December 31, 2018, we closed three Dealership locations, three Retail locations that were Camping World RV parts and accessory stores, seven Retail locations that were Gander Outdoors stores, and two Retail locations that were Overton’s stores.

Other Key Performance Indicators

Gross Profit and Gross Margins.  Gross profit is our total revenue less our total costs applicable to revenue. Our total costs applicable to revenue primarily consists of the cost of goods and cost of sales, exclusive of depreciation and amortization. Gross margin is gross profit as a percentage of revenue.

Our gross profit is variable in nature and generally follows changes in our revenue. While gross margins for our Dealership and Retail segments are lower than our gross margins for our Consumer Services and Plans and Dealership segments, these segments generate significant gross profit and are our primary means of acquiring new customers, to which we then cross‑sell our higher margin products and services with recurring revenue. We believe the overall growth of our Dealership and Retail segments will allow us to continue to drive growth in gross profits due to our ability to cross‑sell our consumer services and plans to our increasing Active Customer base. For the years ended December 31, 2018, 2017 and 2016, gross profit was $127.4 million, $113.8 million, and $105.5 million, respectively, and gross margin was 59.5%, 58.2%, and 57.1%, respectively, for our Consumer Services and Plans segment; gross profit was $1.0 billion, $1.0 billion, and $745.3 million, respectively, and gross margin was 25.9%, 26.0%, and 24.7%, respectively, for our Dealership segment; and gross profit was $224.8 million, $170.0 million, and $142.9 million, respectively, and gross margin was 33.5%, 41.9%, and 44.7%, respectively, for our Retail segment. Our Retail gross margin has been impacted in 2018 and 2017 by the opening a net of 60 Gander Outdoors locations and we anticipate the trend of declining Retail gross margins will continue into 2019.

SG&A as a percentage of Gross Profit.  Selling, general and administrative (“SG&A”) expenses as a percentage of gross profit allows us to monitor our expense control over a period of time. SG&A consists primarily of wage‑related expenses, selling expenses related to commissions and advertising, lease expenses and corporate overhead expenses. We calculate SG&A expenses as a percentage of gross profit by dividing SG&A expenses for the period by total gross profit. For the years ended December 31, 2018, 2017, and 2016, SG&A as a percentage of gross profit was 78.5%, 68.8%, and 69.6%, respectively. SG&A expenses in the Retail segment for the years ended December 31, 2018 and 2017 included certain SG&A expenses related to Gander Outdoors store openings. In 2019, we expect to continue to see SG&A expenses in the Retail segment related to Gander Outdoors store openings that will impact SG&A as a percentage of gross profit. Over time, we expect that these increases in SG&A expenses will drive increases in revenue and gross profit, although such increases in revenue and gross profit may be slower than our historical greenfield locations due to longer ramp-up times, which has negatively impacted, and we expect it will continue to negatively impact, our SG&A as a percentage of gross profit.

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

•	for planning purposes, including the preparation of our internal annual operating budget and financial projections; and
•	to evaluate the performance and effectiveness of our operational strategies.

We define Adjusted EBITDA as net income before other interest expense, net (excluding floor plan interest expense), provision for income tax expense, depreciation and amortization, loss and expense on debt restructure, goodwill impairment, loss (gain) on sale of assets, monitoring fees, equity-based compensation, Tax Receivable Agreement liability adjustment, transaction expenses related to acquisitions, Gander Outdoors pre-opening costs, an adjustment to rent on right to use assets and other unusual or one‑time items. We calculate Adjusted EBITDA Margin by dividing Adjusted EBITDA by total revenue for the period. Adjusted EBITDA and Adjusted EBITDA Margin are not GAAP measures of our financial performance and should not be considered as alternatives to net income or net income margin, respectively, as measures of financial performance, or any other performance measure derived in accordance with GAAP. Adjusted EBITDA and Adjusted EBITDA Margin should not be construed as an inference that our future results will be unaffected by unusual or non‑recurring items. Additionally, Adjusted EBITDA and Adjusted EBITDA Margin are not intended to be a measure of discretionary cash to invest in the growth of our business, as it does not reflect tax payments, debt service requirements, capital expenditures and certain other cash costs that may recur in the future, including, among other things, cash requirements for working capital needs and cash costs to replace assets being depreciated and amortized. Management compensates for these limitations by relying on our GAAP results in addition to using Adjusted EBITDA and Adjusted EBITDA Margin supplementally. Our measure of Adjusted EBITDA is not necessarily comparable to similarly titled captions of other companies due to different methods of calculation. For a reconciliation of Adjusted EBITDA to net income, a reconciliation of Adjusted EBITDA Margin to net income margin, and a further discussion of how we utilize these non-GAAP financial measures, see “Non-GAAP Financial Measures” below.

Results of Operations

The discussion in this Results of Operations gives effect to the correction of certain errors for the years ended December 31, 2017 and 2016 that were immaterial in prior periods. Refer to Note 1 — Summary of Significant Accounting Policies — Revisions for Correction of Immaterial Errors in Part II, Item 8 of this Form 10-K for additional details regarding the immaterial correction of errors.

Additionally, the discussion in this Results of Operations for the year ended December 31, 2018 reflects the adoption of ASC No. 606, Revenue from Contracts with Customers as described in Note 2 — Revenue in Part II, Item 8 of this Form 10-K.

Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017

The following table sets forth information comparing the components of net income for the years ended December 31, 2018 and 2017.

	Fiscal year ended
	December 31, 2018		December 31, 2017
		Percent of		Percent of	Favorable/ (Unfavorable)
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%
Revenue:
Consumer Services and Plans	$214,052	4.5%	$195,614	4.6%	$18,438	9.4%
New vehicles	2,512,854	52.4%	2,435,928	56.9%	76,926	3.2%
Used vehicles	732,017	15.3%	668,860	15.6%	63,157	9.4%
Dealership parts, services and other	279,438	5.8%	246,898	5.8%	32,540	13.2%
Finance and insurance, net	383,711	8.0%	326,609	7.6%	57,102	17.5%
Retail	669,945	14.0%	405,921	9.5%	264,024	65.0%
Total revenue	4,792,017	100.0%	4,279,830	100.0%	512,187	12.0%

Gross profit (exclusive of depreciation and amortization shown separately below):
Consumer Services and Plans	127,365	2.7%	113,792	2.7%	13,573	11.9%
New vehicles	324,119	6.8%	349,699	8.2%	(25,580)	-7.3%
Used vehicles	163,617	3.4%	162,767	3.8%	850	0.5%
Dealership parts, services and other	139,362	2.9%	118,047	2.8%	21,315	18.1%
Finance and insurance, net	383,711	8.0%	326,609	7.6%	57,102	17.5%
Retail	224,758	4.7%	170,000	4.0%	54,758	32.2%
Total gross profit	1,362,932	28.4%	1,240,914	29.0%	122,018	9.8%

Operating expenses:
Selling, general and administrative expenses	1,069,359	22.3%	853,160	19.9%	(216,199)	-25.3%
Debt restructure expense	380	0.0%	387	0.0%	7	1.8%
Depreciation and amortization	49,322	1.0%	31,545	0.7%	(17,777)	-56.4%
Goodwill impairment	40,046	0.8%	—	0.0%	(40,046)	-100.0%
Loss (gain) on asset sales	2,810	0.1%	(133)	0.0%	(2,943)	-2212.8%
Income from operations	201,015	4.2%	355,955	8.3%	(154,940)	-43.5%
Other income (expense):
Floor plan interest expense	(38,315)	-0.8%	(27,690)	-0.6%	(10,625)	-38.4%
Other interest expense, net	(63,329)	-1.3%	(42,959)	-1.0%	(20,370)	-47.4%
Tax Receivable Agreement liability adjustment	(1,324)	0.0%	100,758	2.4%	(102,082)	-101.3%
Loss on debt restructure	(1,676)	0.0%	(462)	0.0%	(1,214)	-262.8%
Total other income (expense)	(104,644)	-2.2%	29,647	0.7%	(134,291)	453.0%
Income before income taxes	96,371	2.0%	385,602	9.0%	(289,231)	-75.0%
Income tax expense	(30,790)	-0.6%	(154,910)	-3.6%	124,120	80.1%
Net income	65,581	1.4%	230,692	5.4%	(165,111)	-71.6%
Less: net income attributable to non-controlling interests	(55,183)	-1.2%	(200,839)	-4.7%	145,656	72.5%
Net income attributable to Camping World Holdings, Inc.	$10,398	0.2%	$29,853	0.7%	$(19,455)	-65.2%

Total Revenue

Total revenue was $4.8 billion for the year ended December 31, 2018, an increase of $512.2 million, or 12.0%, as compared to $4.3 billion for the year ended December 31, 2017. The increase was primarily driven by increases in our Retail segment which includes the operations of Gander Outdoors and Overton’s acquired in 2017 and other specialty retail acquisitions, and a 7.5% increase in total RV units sold.

Consumer Services and Plans

Consumer Services and Plans revenue was $214.4 million for the year ended December 31, 2018, an increase of $18.4 million, or 9.4%, as compared to $195.6 million for the year ended December 31, 2017. The increased revenue was attributable to an $11.4 million increase from our clubs and roadside assistance programs primarily due to increased file size; a $3.9 million increase from our vehicle insurance and Good Sam TravelAssist programs primarily due to increased policies in force; a $1.5 million increase from the credit card programs primarily due to increased open accounts; a $0.7 million increase from consumer show exhibit and admissions revenue resulting from eight new consumer shows in 2018; and $0.9 million of other increases.

Consumer Services and Plans gross profit was $127.4 million for the year ended December 31, 2018, an increase of $13.6 million, or 11.9%, as compared to $113.8 million for the year ended December 31, 2017. This increase was primarily due to increased roadside assistance contracts in force and reduced claims, together resulting in a gross profit increase of $5.6 million; increased Good Sam Club membership and reduced marketing costs, together resulting in a gross profit increase of $4.4 million; an increase from our vehicle insurance and Good Sam TravelAssist programs of $3.8 million primarily due to increased policies in force; an increase from the eight new consumer shows of $0.7 million; and other increases of $1.0 million; partially offset by a decrease from the extended vehicle warranty programs of $1.9 million.

Dealership:

New Vehicles

	Fiscal year ended
	December 31, 2018		December 31, 2017		Favorable/
($ in thousands,		Percent of		Percent of	(Unfavorable)
except per vehicle data)	Amount	Revenue	Amount	Revenue	$	%
Revenue	$2,512,854	100.0%	$2,435,928	100.0%	$76,926	3.2%
Gross profit	324,119	12.9%	349,699	14.4%	(25,580)	-7.3%
Vehicle units sold	71,545		66,813		4,732	7.1%
Average selling price per vehicle sold	$35,123		$36,459		$(1,336)	-3.7%
Average gross profit per vehicle sold	$4,530		$5,234		$(704)	-13.4%

Same store sales data:
Same store sales	$2,112,822		$2,237,115		$(124,293)	-5.6%
Same store vehicle units sold	59,987		61,125		(1,138)	-1.9%
Same store average selling price per vehicle	$35,221		$36,599		$(1,378)	-3.8%

New vehicle revenue was $2.5 billion for the year ended December 31, 2018, an increase of $76.9 million, or 3.2%, as compared to $2.4 billion for 2017. The increase was primarily due to a 7.1% increase in vehicle units sold and the opening of 38 greenfield and acquired locations during 2018 and 2017, partially offset by a same store sales decrease of 5.6% primarily due to a shift in the overall sales mix toward lower priced travel trailers and a decrease in customer demand, and a 3.7% reduction in the average selling price per unit primarily due a shift in the mix towards lower-priced towable units and promotional pricing.

New vehicle gross profit was $324.1 million for the year ended December 31, 2018, a decrease of $25.6 million, or 7.3%, as compared to $349.7 million for the year ended December 31, 2017. The decrease was primarily due to a decrease in average gross profit per unit of 13.4%, resulting primarily from a shift in the mix towards lower-priced towable units, partially offset by a 7.1% increase in units sold. Gross margin decreased 146 basis points to 12.9%.

Used Vehicles

	Fiscal year ended
	December 31, 2018		December 31, 2017		Favorable/
($ in thousands,		Percent of		Percent of	(Unfavorable)
except per vehicle data)	Amount	Revenue	Amount	Revenue	$	%
Revenue	$732,017	100.0%	$668,860	100.0%	$63,157	9.4%
Gross profit	163,617	22.4%	162,767	24.3%	850	0.5%
Vehicle units sold	32,751		30,250		2,501	8.3%
Average selling price per vehicle sold	$22,351		$22,111		$240	1.1%
Average gross profit per vehicle sold	$4,996		$5,381		$(385)	-7.2%

Same store sales data:
Same store sales	$627,791		$623,924		$3,867	0.6%
Same store vehicle units sold	27,737		28,009		(272)	-1.0%
Same store average selling price per vehicle	$22,634		$22,276		$358	1.6%

Used vehicle revenue was $732.0 million for the year ended December 31, 2018, an increase of $63.2 million, or 9.4%, as compared to $668.9 million for the year ended December 31, 2017. The increase was primarily due an 8.3% increase in units sold, primarily relating to additional travel trailer units sold at our greenfield and acquired Dealerships in 2018 and 2017 with an average 1.1% increase in selling price per unit, and a 0.6% increase in same store sales.

Used vehicle gross profit was $163.6 million for the year ended December 31, 2018, an increase of $0.9 million, or 0.5%, as compared to $162.8 million for the year ended December 31, 2017. The increase was primarily due to an 8.3% increase in units sold partially offset by a 7.2% decrease in average gross profit per unit primarily due to a shift in the mix towards lower-priced units. Gross margin decreased 198 basis points to 22.4%.

Dealership Parts, Services and Other

	Fiscal year ended
	December 31, 2018		December 31, 2017		Favorable/
		Percent of		Percent of	(Unfavorable)
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%

Revenue	$279,438	100.0%	$246,898	100.0%	$32,540	13.2%

Gross profit	139,362	49.9%	118,047	47.8%	21,315	18.1%

Same store sales	239,262		226,973		12,289	5.4%

Dealership parts, services and other revenue was $279.4 million for the year ended December 31, 2018, an increase of $32.5 million, or 13.2%, as compared to $246.9 million for the year ended December 31, 2017. The increase was primarily attributable to increased new and used vehicles sold, the greenfield and acquired locations that opened during 2017 and 2018, and a same store sales increase of 5.4%.

Dealership parts, services and other gross profit was $139.4 million for the year ended December 31, 2018, an increase of $21.3 million, or 18.1%, as compared to $118.0 million for the year ended December 31, 2017. The increase was primarily attributable to increased new and used vehicles sold, and the greenfield and acquired locations opened during 2017 and 2018. Gross margin increased 206 basis points to 49.9%, primarily due to increased service revenue.

Finance and Insurance, net

	Fiscal year ended
	December 31, 2018		December 31, 2017		Favorable/
		Percent of		Percent of	(Unfavorable)
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%

Revenue	$383,711	100.0%	$326,609	100.0%	$57,102	17.5%

Gross profit	383,711	100.0%	326,609	100.0%	57,102	17.5%

Same store sales	325,111		302,845		22,266	7.4%

Finance and insurance, net revenue and gross profit were each $383.7 million for the year ended December 31, 2018, an increase of $57.1 million, or 17.5%, as compared to $326.9 million for the year ended December 31, 2017. The increase was primarily due to incremental vehicle finance contracts assigned due to higher vehicle unit sales, higher finance and insurance sales penetration rates, a same store sales increase of 7.4%, and an increased average gross profit per contract. Finance and insurance, net revenue as a percentage of total new and used vehicle revenue increased to 11.8% for 2018 from 10.5% for 2017.

Retail

	Fiscal year ended
	December 31, 2018		December 31, 2017		Favorable/
		Percent of		Percent of	(Unfavorable)
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%

Revenue	$669,945	100.0%	$405,921	100.0%	$264,024	65.0%

Gross profit	224,758	33.5%	170,000	41.9%	54,758	32.2%

Same store sales	245,182		253,275		(8,093)	-3.2%

Retail revenue was $669.9 million for the year ended December 31, 2018, an increase of $264.0 million, or 65.0%, as compared to $405.9 million for the year ended December 31, 2017. The increase was primarily attributable to revenue from Gander Outdoors, relating to a net 60 Gander Outdoors locations that opened during 2017 and 2018, and other incremental Retail acquisitions and store openings, partially offset by a same store sales decrease of 3.2%.

Retail gross profit was $224.8 million for the year ended December 31, 2018, an increase of $54.8 million, or 32.2%, as compared to $170.0 million for the year ended December 31, 2017. The increase was primarily attributable to revenue from Gander Outdoors. Gross margin decreased 833 basis points to 33.5%, primarily due to the new Gander Outdoors and Overton’s locations in 2017 and 2018.

Selling, general and administrative

SG&A expenses were $1.1 billion for the year ended December 31, 2018, an increase of $216.2 million, or 25.3%, as compared to $853.2 million for the year ended December 31, 2017. The increase was due to increases of $90.8 million of wage-related expenses, primarily attributable to increased vehicle unit sales and the 92 Retail and Dealership locations opened in over the last 24 months; $36.5 million of variable selling expenses attributable to commissions and selling expense; $34.4 million of additional real property expense primarily attributable to the new locations; $26.7 million of store and corporate overhead expenses; $15.5 million of additional occupancy expenses; $7.4 million of additional personal property expense; and $4.9 million of additional service and professional fees. Included above is the incremental impact of the Gander Outdoors store openings totaling $114.8 million. SG&A expenses as a percentage of total gross profit was 78.5% for 2018, compared to 68.8% for 2017, an increase of 971 basis points.

Debt restructure expense

Debt restructure expense was $0.4 million for the year ended December 31, 2018 resulting from the expense related to the Third Amendment to the Credit Agreement entered into in March 2018, and $0.4 million for the year ended December 31, 2017 resulting from the expense related to the Second Amendment to the Senior Secured Credit Facilities in October 2017.

Depreciation and amortization

Depreciation and amortization was $49.3 million for the year ended December 31, 2018, an increase of $17.8 million, or 56.4%, as compared to $31.5 million for the year ended December 31, 2017. The increase reflects additional depreciation due to capital expenditures for new and existing Retail and Dealership locations.

Goodwill impairment

In the fourth quarter of 2018, the Company performed its annual goodwill impairment test, which resulted in the determination that the carrying value of the Retail reporting unit, which is comprised of the entire Retail segment, exceeded its estimated fair value by an amount that exceeded the reporting unit’s goodwill balance. The excess of the carrying value over the estimated fair value of this reporting unit was primarily due to a decline in segment income leading to lower expected future cash flows for this reporting unit. The Company recorded an impairment charge of $40.0 million in the fourth quarter of 2018 related to this reporting unit. The Retail reporting unit goodwill was reduced to zero. See Note 6 - Goodwill and Intangible Assets to our audited consolidated financial statements in Part II, Item 8 of this Form 10-K for additional information.

Floor plan interest expense

Floor plan interest expense was $38.3 million for the year ended December 31, 2018, an increase of $10.6 million, or 38.4%, as compared to $27.7 million for the year ended December 31, 2017. The increase was primarily due to increased average outstanding amount payable under our Floor Plan Facility, primarily resulting from an increased inventory level due to new dealership locations, existing locations expecting higher unit sales, and a 93 basis point increase in the average floor plan borrowing rate.

Other interest expense, net

Other interest expense, net was $63.6 million for the year ended December 31, 2018, an increase of $20.4 million, or 47.4%, as compared to $43.0 million for the year ended December 31, 2017. The increase was primarily due to increased average debt outstanding and a 21 basis point increase in the average interest rate.

Tax Receivable Agreement liability adjustment

The Tax Receivable Agreement liability adjustment for the year ended December 31, 2018 was an expense of $1.3 million, versus a benefit of $100.8 million for the year ended December 31, 2017. The Tax Receivable Agreement liability adjustment of $1.3 million for the year ended December 31, 2018 represented an adjustment for an increase in the state income tax rate. The Tax Receivable Agreement liability adjustment of $100.8 million for the year ended December 31, 2017 represented a gain on remeasurement in relation to the Tax Receivable Agreement primarily due to changes in our income tax rate. The Tax Receivable Agreement liability was created upon the Company’s acquisition of CWGS, LLC interest through exchanges of its Class A shares for CWGS, LLC common units. The 2017 Tax Act, among other things, reduced the federal statutory corporate rate in 2017 from 35% to 21%. Upon the enactment of the 2017 Tax Act, and to a lesser extent changes in state income tax rate, the Tax Receivable Agreement liability was remeasured and lowered by $100.8 million.

Income tax expense

Income tax expense was $30.8 million for the year ended December 31, 2018, a decrease of $124.1 million, as compared to $154.9 million for the year ended December 31, 2017. The decrease in income tax expense for the year ended December 31, 2018 was primarily due to the non-recurring nature of the deferred income tax expense of $117.0 million recorded in the year ended December 31, 2017, which includes the tax effect of the $100.8 million Tax Receivable Liability adjustment, as a result of the 2017 Tax Act, none of which was recorded in the year ended December 31, 2018. The remaining decrease in income tax expense was a result of the lower income tax rate charged to the current income tax provision in the year ended December 31, 2018 as a result of the 2017 Tax Act and the lower income before income taxes for the year ended December 31, 2018. The goodwill impairment of $40.0 million for the year ended December 31, 2018 did not result in an income tax benefit, since the tax-deductible portion of the goodwill impairment relates to a reporting unit that has a full valuation allowance on its deferred tax assets.

Segment results

The following table sets forth a reconciliation of total segment income to consolidated income from operations before income taxes for the period presented:

	Fiscal Year Ended
	December 31, 2018		December 31, 2017		Favorable/
		Percent of		Percent of	(Unfavorable)
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%
Revenue:
Consumer Services and Plans	$216,033	4.5%	$197,100	4.6%	$18,933	9.6%
Dealership	3,928,605	82.0%	3,694,928	86.3%	233,677	6.3%
Retail	791,970	16.5%	517,200	12.1%	274,770	53.1%
Elimination of intersegment revenue(1)	(144,591)	-3.0%	(129,398)	-3.0%	(15,193)	11.7%
Total consolidated revenue	4,792,017	100.0%	4,279,830	100.0%	512,187	12.0%
Segment income:(2)
Consumer Services and Plans	110,517	2.3%	98,371	2.3%	12,146	12.3%
Dealership	265,824	5.5%	290,607	6.8%	(24,783)	-8.5%
Retail	(157,118)	-3.3%	(23,408)	-0.5%	(133,710)	571.2%
Total segment income	219,223	4.6%	365,570	8.5%	(146,347)	-40.0%
Corporate & other	(6,821)	-0.1%	(5,373)	-0.1%	(1,448)	-26.9%
Depreciation and amortization	(49,322)	-1.0%	(31,545)	-0.7%	(17,777)	-56.4%
Tax Receivable Agreement liability adjustment	(1,324)	0.0%	100,758	2.4%	(102,082)	100.0%
Other interest expense, net	(63,329)	-1.3%	(42,959)	-1.0%	(20,370)	-47.4%
Loss and expense on debt restructure	(2,056)	0.0%	(849)	0.0%	(1,207)	-142.2%
Income before income taxes	$96,371	2.0%	$385,602	9.0%	$(289,231)	-75.0%

(1)	Represents intersegment revenue primarily for Retail parts and accessories.
(2)	Segment income represents income for each of our reportable segments and is defined as income from operations before depreciation and amortization, plus floor plan interest expense.

Consumer Services and Plans segment

Consumer Services and Plans segment revenue was $216.0 million for the year ended December 31, 2018, an increase of $18.9 million, or 9.6%, as compared to $197.1 million for the year ended December 31, 2017. The increased revenue was attributable to an $11.4 million increase from our clubs and roadside assistance programs primarily due to increased file size; a $3.9 million increase from our vehicle insurance and Good Sam TravelAssist programs primarily due to increased policies in force; a $1.5 million increase from the credit card programs primarily due to increased open accounts; a $1.1 million increase from consumer show exhibit and admissions revenue resulting from eight new consumer shows in 2018; and $1.0 million of other increases.

Consumer Services and Plans segment income was $110.5 million for the year ended December 31, 2018, an increase of $12.1 million, or 12.3%, as compared to $98.4 million for the year ended December 31, 2017. The increase was primarily attributable to increased roadside assistance contracts in force and reduced claims, together resulting in a gross profit increase of $5.6 million; increased Good Sam Club membership and reduced marketing costs, together resulting in a gross profit increase of $4.4 million; an increase from our vehicle insurance and Good Sam TravelAssist programs of $3.8 million primarily due to increased policies in force; an increase from the eight new consumer shows of $1.1 million; and other increases of $0.3 million; partially offset by a decrease from the extended vehicle warranty programs of $1.9 million and an increase in SG&A expenses of $1.2 million primarily due to increased wage-related expenses. Consumer Services and Plans segment income margin increased 122 basis points to 51.1%, primarily due to the increased membership in the Good Sam Club and increased contracts in force for our roadside assistance and vehicle insurance products, partially offset by a $1.2 million increase in SG&A expenses.

Dealership segment

Dealership segment revenue was $3.9 billion for the year ended December 31, 2018, an increase of $233.7 million, or 6.3%, as compared to $3.7 billion for the year ended December 31, 2017. The increase was primarily due to a 7.5% increase in total vehicles sold and the balance primarily from the 38 greenfield and acquired locations opened during 2018 and 2017, as described above.

Dealership segment income was $265.8 million for the year ended December 31, 2018, a decrease of $24.8 million, or 8.8%, as compared to $290.6 million for the year ended December 31, 2017. The decrease was primarily due to a $67.9 million increase in selling, general and administrative expenses, and a $10.6 million increase in floor plan interest expense, partially offset by a $53.7 million increase in gross profit primarily from increased penetration of finance and insurance products. Dealership segment income margin decreased 110 basis points to 6.8% primarily due to increased SG&A expense mostly from increased variable wages, selling and occupancy expenses, partially offset by increased penetration of the finance and insurance products.

Retail segment

Retail segment revenue was $792.0 million for the year ended December 31, 2018, an increase of $274.8 million, or 53.1%, as compared to $517.2 million for the year ended December 31, 2017. The increase was primarily due to a net increase of 92 acquired and/or opened locations during 2018 and 2017, partially offset by a decrease in same store sales of 3.2%.

Retail segment loss was $157.1 million for the year ended December 31, 2018, an increase of $133.7 million, or 571.2%, as compared to a loss of $23.4 million for the year ended December 31, 2017. The increased loss was primarily due to higher selling, general and administrative expenses associated with the opening of new Gander Outdoors retail locations during 2018 and 2017, which included $43.2 million of Gander Outdoors pre-opening costs in 2018, and the goodwill impairment charge of $40.0 million in 2018.

Same store sales

Dealership same store sales were $3.3 billion for the year ended December 31, 2018, a decrease of $85.9 million, or 2.5%, as compared to $3.4 billion for the year ended December 31, 2017. The decrease was primarily due to a decreased demand for new units. Retail same store sales were $245.3 million for the year ended December 31, 2018, a decrease of $8.0 million, or 3.2%, as compared to $253.3 million for the year ended December 31, 2017.

Corporate and other expenses

Corporate and other expenses were $6.6 million for the year ended December 31, 2018, an increase of 21.9%, as compared to $5.4 million for the year ended December 31, 2017. The increase was due to increased professional fees.

Tax Receivable Agreement liability adjustment

The Tax Receivable Agreements liability adjustment expense of $1.3 million for the year ended December 31, 2018 represents an adjustment for increased state tax rates. The Tax Receivable Agreements liability adjustment of the amount of $100.8 million for the year ended December 31, 2017 represented a gain on remeasurement in relation to the Tax Receivable Agreement primarily due to changes in our income tax rate. The Tax Receivable Agreement liability was created upon the Company’s acquisition of CWGS, LLC interest through exchanges of its Class A shares for CWGS, LLC common units. The 2017 Tax Act, among other things, reduced the federal statutory corporate rate from 35% to 21%. Upon the enactment of the 2017 Tax Act, and to a lesser extent changes in state income tax rates, the Tax Receivable Agreement liability was remeasured and lowered by $100.8 million.

For the Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

The following table sets forth information comparing the components of net income for the years ended December 31, 2017 and 2016.

	Fiscal year ended
	December 31, 2017		December 31, 2016
		Percent of		Percent of	Favorable/ (Unfavorable)
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%
Revenue:
Consumer services and plans	$195,614	4.6%	$184,773	5.3%	$10,841	5.9%
New vehicles	2,435,928	56.9%	1,862,195	53.0%	573,733	30.8%
Used vehicles	668,860	15.6%	703,326	20.0%	(34,466)	-4.9%
Dealership parts, services and other	246,898	5.8%	220,422	6.3%	26,476	12.0%
Finance and insurance, net	326,609	7.6%	225,994	6.4%	100,615	44.5%
Retail	405,921	9.5%	319,597	9.1%	86,324	27.0%
Total revenue	4,279,830	100.0%	3,516,307	100.0%	763,523	21.7%

Gross profit (exclusive of depreciation and amortization shown separately below):
Consumer services and plans	113,792	2.7%	105,501	3.0%	8,291	7.9%
New vehicles	349,699	8.2%	265,332	7.5%	84,367	31.8%
Used vehicles	162,767	3.8%	146,073	4.2%	16,694	11.4%
Dealership parts, services and other	118,047	2.8%	107,909	3.1%	10,138	9.4%
Finance and insurance, net	326,609	7.6%	225,994	6.4%	100,615	44.5%
Retail	170,000	4.0%	142,924	4.1%	27,076	18.9%
Total gross profit	1,240,914	29.0%	993,733	28.3%	247,181	24.9%

Operating expenses:
Selling, general, and administrative	853,160	19.9%	691,884	19.7%	161,276	23.3%
Debt restructure expense	387	0.0%	1,218	0.0%	(831)	-68.2%
Depreciation and amortization	31,545	0.7%	24,695	0.7%	6,850	27.7%
Loss (gain) on sale of assets	(133)	0.0%	(564)	0.0%	431	76.4%
Total operating expenses	884,959	20.7%	717,233	20.4%	167,726	23.4%
Income from operations	355,955	8.3%	276,500	7.9%	79,455	28.7%
Other income (expense):
Floor plan interest expense	(27,690)	-0.6%	(18,854)	-0.5%	(8,836)	-46.9%
Other interest expense, net	(42,959)	-1.0%	(48,318)	-1.4%	5,359	11.1%
Tax Receivable Agreement liability adjustment	100,758	2.4%	-	0.0%	100,758	-100.0%
Loss on debt restructure	(462)	0.0%	(5,052)	-0.1%	4,590	90.9%
Total other income (expense)	29,647	0.7%	(72,224)	-2.1%	101,871	141.0%
Income before income taxes	385,602	9.0%	204,276	5.8%	181,326	88.8%
Income tax expense	(154,910)	-3.6%	(5,800)	-0.2%	(149,110)	-2570.9%
Net income	230,692	5.4%	198,476	5.6%	32,216	16.2%
Less: net income attributable to non-controlling interests	(200,839)	-4.7%	(9,591)	-0.3%	(191,248)	-1994.0%
Net income attributable to Camping World Holdings, Inc.	$29,853	0.7%	$188,885	5.4%	$(159,032)	-84.2%

Total Revenue

Total revenue was $4.3 billion for the year ended December 31, 2017, an increase of $763.5 million, or 21.7%, as compared to $3.5 billion for the year ended December 31, 2016. The increase was primarily driven by 30.8% increase in new vehicle unit sales, a 44.5% increase in finance and insurance revenue, and a 27.0% increase from the Retail segment primarily relating to the Gander Outdoors and Overton’s operations.

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

Dealership:

New Vehicles

	Fiscal year ended
	December 31, 2017		December 31, 2016		Favorable/
		Percent of		Percent of	(Unfavorable)
($ in thousands, except per vehicle data)	Amount	Revenue	Amount	Revenue	$	%
Revenue	$2,435,928	100.0%	$1,862,195	100.0%	$573,733	30.8%
Gross profit	349,699	14.4%	265,332	14.2%	84,367	31.8%
Vehicle units sold	66,813		48,704		18,109	37.2%
Average selling price per vehicle sold	$36,459		$38,235		$(1,776)	-4.6%
Average gross profit per vehicle sold	$5,234		$5,448		$(214)	-3.9%

Same store sales data:
Same store sales	$2,111,179		$1,801,053		$310,126	17.2%
Same store vehicle units sold	57,421		46,849		10,572	22.6%
Same store average selling price per vehicle	$36,767		$38,444		(1,677)	-4.4%

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

Used Vehicles

	Fiscal year ended
	December 31, 2017		December 31, 2016		Favorable/
		Percent of		Percent of	(Unfavorable)
($ in thousands, except per vehicle data)	Amount	Revenue	Amount	Revenue	$	%
Revenue	$668,860	100.0%	$703,326	100.0%	$(34,466)	-4.9%
Gross profit	162,767	24.3%	146,073	20.8%	16,694	11.4%
Vehicle units sold	30,250		31,248		(998)	-3.2%
Average selling price per vehicle sold	$22,111		$22,508		$(397)	-1.8%
Average gross profit per vehicle sold	$5,381		$4,675		$706	15.1%

Same store sales data:
Same store sales	$593,185		$649,872		$(56,687)	-8.7%
Same store vehicle units sold	26,349		28,213		(1,864)	-6.6%
Same store average selling price per vehicle	$22,513		$23,034		$(522)	-2.3%

Used vehicle revenue was $668.9 million for the year ended December 31, 2017, a decrease of $34.5 million, or 4.9%, as compared to $703.3 million for the year ended December 31, 2016. The decrease was primarily due to reduced levels of inventory, resulting from fewer trades on new unit sales, driving a 3.2% decrease in used vehicle unit sales, with an 8.7% decrease in same store sales.

Used vehicle gross profit was $162.8 million for the year ended December 31, 2017, an increase of $16.7 million, or 11.4%, as compared to $146.1 million for the year ended December 31, 2016. The increase was primarily due to a 15.1% increase in average gross profit per vehicle sold partially offset by a 3.2% decrease in vehicle units sold. Gross margin increased 357 basis points to 24.3%.

Dealership Parts, Services and Other

	Fiscal year Ended
	December 31, 2017		December 31, 2016		Favorable/
		Percent of		Percent of	(Unfavorable)
($ in thousands, except per vehicle data)	Amount	Revenue	Amount	Revenue	$	%

Revenue	$246,898	100.0%	$220,422	100.0%	$26,476	12.0%

Gross profit	118,047	47.8%	107,909	49.0%	10,138	9.4%

Same store sales	216,758		212,907		3,851	1.8%

Dealership parts, services and other revenue was $246.9 million for the year ended December 31, 2017, an increase of $26.5 million, or 12.0%, as compared to $220.4 million for the year ended December 31, 2016. The increase was primarily attributable to increased new vehicle sales, and the greenfield and acquired locations that opened during 2016 and 2017.

Dealership parts, services and other gross profit was $118.0 million for the year ended December 31, 2017, an increase of $10.1 million, or 9.4%, as compared to $107.9 million for the year ended December 31, 2016. The increase was primarily associated with the increased new vehicle revenue. Gross margin decreased 114 basis points to 47.8%, primarily due to increased labor in new and existing stores.

Finance and Insurance, net

	Fiscal year ended
	December 31, 2017		December 31, 2016		Favorable/
		Percent of		Percent of	(Unfavorable)
($ in thousands, except per vehicle data)	Amount	Revenue	Amount	Revenue	$	%

Revenue	$326,609	100.0%	$225,994	100.0%	$100,615	44.5%

Gross profit	326,609	100.0%	225,994	100.0%	100,615	44.5%

Same store sales	282,932		218,004		64,928	29.8%

Finance and insurance, net revenue and gross profit were each $326.6 million for the year ended December 31, 2017, an increase of $100.6 million, or 44.5%, as compared to $226.0 million for the year ended December 31, 2016. The increase was primarily due to incremental vehicle finance contracts assigned due to higher vehicle unit sales, higher finance and insurance sales penetration rates, a 29.8% increase in same store sales, and the remainder from greenfield and acquired locations. Finance and insurance, net revenue as a percentage of total new and used vehicle revenue increased to 10.5% for 2017 from 8.8% for 2016.

Retail

	Fiscal year ended
	December 31, 2017		December 31, 2016		Favorable/
		Percent of		Percent of	(Unfavorable)
($ in thousands, except per vehicle data)	Amount	Revenue	Amount	Revenue	$	%

Revenue	$405,921	100.0%	$319,597	100.0%	$86,324	27.0%

Gross profit	170,000	41.9%	142,924	44.7%	27,076	18.9%

Same store sales	249,517		253,004		(3,487)	-1.4%

Retail revenue was $405.9 million for the year ended December 31, 2017, an increase of $86.3 million, or 27.0%, as compared to $319.6 million for the year ended December 31, 2016. The increase was primarily attributable to increases in revenues from the new Overton’s and TheHouse.com locations opened in 2017 of $64.2 million, and to a lesser extent, the greenfield and acquired locations.

Retail gross profit was $170.0 million for the year ended December 31, 2017, an increase of $27.1 million, or 18.9%, as compared to $142.9 million for the year ended December 31, 2016. The increase was primarily attributable to increased gross profit from the new Overton’s and Thehouse.com locations of $20.7 million, and to a lesser extent, greenfield and acquired locations opened during 2016 and 2017. Gross margin decreased 284 basis points to 41.9%, primarily due to merchandise markdowns in the e-commerce business, and increased distribution and supply costs, and the sales mix as the new acquisitions had slightly lower gross margins than the segment’s historical RV business.

Selling, general and administrative

SG&A expenses were $853.2 million for the year ended December 31, 2017, an increase of $161.3 million, or 23.3%, as compared to $691.9 million for the year ended December 31, 2016. The increase was due to increases of $89.6 million of wage-related expenses, primarily attributable to increased vehicle unit sales and the addition of 26 greenfield and acquired locations in 2017 and 2016; $28.8 million of variable selling expenses attributable to commissions and advertising expense; $11.4 million of additional lease expense primarily attributable to the new locations; $8.0 million of additional professional fees; $6.7 million of additional occupancy expenses; $5.6 million of additional real property expense; and $11.2 million of store and corporate overhead expenses, primarily related to the greenfield and acquired locations opened during 2017 and 2016. Included above are the impacts of the Gander Outdoors and Overton’s acquisitions of $36.6 million. SG&A expenses as a percentage of total gross profit was 68.8% for 2017, compared to 69.6% for 2016, a decrease of 87 basis points.

Debt restructure expense

Debt restructure expense was $0.4 million for the year ended December 31, 2017, a decrease of $0.8 million, or 68.2%, as compared to $1.2 million for the year ended December 31, 2016. This decrease resulted from the $1.2 million debt restructure expense relating to the Senior Secured Credit Facilities entered into in

November 2016 versus the $0.4 million debt restructure expense related to the Second Amendment to the Senior Secured Credit Facilities in October 2017.

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

Tax Receivable Agreement liability adjustment

The Tax Receivable Agreement liability adjustment of $100.8 million for the year ended December 31, 2017, represented a gain on remeasurement in relation to the Tax Receivable Agreement primarily due to changes in our income tax rate. The Tax Receivable Agreement liability was created upon the Company’s acquisition of CWGS, LLC interest through exchanges of its Class A shares for CWGS, LLC common units. The 2017 Tax Act, among other things, reduced the federal statutory corporate rate from 35% to 21%. Upon the enactment of the 2017 Tax Act, and to a lesser extent changes in state income tax rates, the Tax Receivable Agreement liability was remeasured and lowered by $100.8 million.

Income tax expense

The increase in the amount of income tax expense to $154.9 million for the year ended December 31, 2017 compared to $5.8 million for the year ended December 31, 2016 was primarily related to $117.0 million in deferred income tax expense recorded as a result of the 2017 Tax Act. The remaining increase in income tax expense is primarily attributable to the increased profitability of the Company, and its increased ownership in CWGS, LLC.

Segment results

The following table sets forth a reconciliation of total segment income to consolidated income from operations before income taxes for the period presented:

	Fiscal Year Ended
	December 31, 2017		December 31, 2016		Favorable/
		Percent of		Percent of	(Unfavorable)
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%
Revenue:
Consumer Services and Plans	$197,100	4.6%	$186,868	5.3%	$10,232	5.5%
Dealership	3,694,928	86.3%	3,024,358	86.0%	670,570	22.2%
Retail	517,200	12.1%	429,816	12.2%	87,384	20.3%
Elimination of intersegment revenue(1)	(129,398)	-3.0%	(124,735)	-3.5%	(4,663)	3.7%
Total consolidated revenue	4,279,830	100.0%	3,516,307	100.0%	763,523	21.7%
Segment income:(2)
Consumer Services and Plans	98,371	2.3%	89,046	2.5%	9,325	10.5%
Dealership	290,607	6.8%	198,840	5.7%	91,767	46.2%
Retail	(23,408)	-0.5%	55	0.0%	(23,463)	-42660.0%
Total segment income	365,570	8.5%	287,941	8.2%	77,629	27.0%
Corporate & other	(5,373)	-0.1%	(4,382)	-0.1%	(991)	-22.6%
Depreciation and amortization	(31,545)	-0.7%	(24,695)	-0.7%	(6,850)	-27.7%
Tax Receivable Agreement liability adjustment	100,758	2.4%	—	0.0%	100,758	100.0%
Other interest expense, net	(42,959)	-1.0%	(48,318)	-1.4%	5,359	11.1%
Loss on debt restructure	(849)	0.0%	(6,270)	-0.2%	5,421	86.5%
Income before income taxes	$385,602	9.0%	$204,276	5.8%	$181,326	88.8%

(1)	Segment income represents income for each of our reportable segments and is defined as income from operations before depreciation and amortization, plus floor plan interest expense.

Consumer Services and Plans segment

Consumer Services and Plans revenue was $197.1 million for the year ended December 31, 2017, an increase of $10.2 million, or 5.5%, as compared to $186.9 million for the year ended December 31, 2016. The increased revenue was attributable to a $3.7 million increase from our clubs and roadside assistance programs primarily due to increased file size; a $3.6 million increase from our vehicle insurance and Good Sam TravelAssist programs primarily due to increased policies in force; a $2.1 million increase from the extended vehicle warranty programs primarily due to increased policies in force; and a $2.0 million increase from consumer show exhibit and admissions revenue resulting from the acquisition of five consumer shows in the fourth quarter of 2016 and our new Good Sam RV Super Show introduced in February 2017; partially offset by $1.2 million of other decreases.

Consumer Services and Plans segment income was $98.4 million for the year ended December 31, 2017, an increase of $9.3 million, or 10.5%, as compared to $89.0 million for the year ended December 31, 2016. The increase was primarily attributable to an increase from our vehicle insurance and Good Sam TravelAssist programs of $3.9 million primarily due to increased policies in force; increased roadside assistance contracts in force and reduced claims, together resulting in a gross profit increase of $2.4 million; increased Good Sam Club membership and reduced marketing costs, together resulting in a gross profit increase of $1.6 million; and an increase from the acquisition of five consumer shows and one new show of $0.7 million; and a decrease in SG&A expenses of $1.0 million primarily due to reduced wage-related expenses, partially offset by a $0.3 million decrease from other products. Consumer Services and Plans segment income margin increased 226 basis points to 49.9%, primarily due to a 128 basis point increase in Consumer Services and Plans gross margin, and a $1.0 million reduction in SG&A expenses.

Dealership segment

Dealership segment revenue was $3.7 billion for the year ended December 31, 2017, an increase of $670.6 million, or 22.2%, as compared to $3.0 billion for the year ended December 31, 2016. The increase was primarily due to a 17.2% increase in new vehicle same store sales and the balance primarily from the 26 greenfield and acquired locations opened during 2016 and 2017, as described above.

Dealership segment income was $290.6 million for the year ended December 31, 2017, an increase of $91.8 million, or 46.2%, as compared to $198.8 million for the year ended December 31, 2016. The increase was primarily due to increased gross profit of $211.8 million comprised primarily of higher revenue and sales penetration of finance and insurance products of $100.6 million, an increase of $84.3 million primarily from increased new unit volume of 37.2%, a $16.7 million increase from used units relating to a 15.1% increase in gross profit per unit, and a $10.1 million increase from margin from parts, services and other. This was partially offset by an increase in SG&A expenses of $110.5 million primarily relating to increased variable wages, increased revenue and store openings; store pre-opening costs of $26.8 million; increased variable selling expense; increased real property expenses relating to the 2017 store openings; increased floor plan interest expense of $8.8 million primarily relating to increased average floor plan balance; and reduced gain on asset sales by $0.7 million. Dealership segment income margin increased 129 basis points primarily due to increased sales and penetration of the finance and insurance products, and increased volume of new units sold, partially offset by SG&A expense increases in variable wages, selling and real property expenses related to increased revenues and 19 new locations.

Retail segment

Retail segment revenue was $517.2 million for the year ended December 31, 2017, an increase of $87.4 million, or 20.3%, as compared to $429.8 million for the year ended December 31, 2016. The increase was primarily due to 26 greenfield and acquired locations opened during 2016 and 2017, as described above.

Retail segment loss was $23.4 million for the year ended December 31, 2017, a decrease of $23.5 million compared to segment income of $0.1 million for the year ended December 31, 2016. The decrease was primarily due increased selling and increased general and administrative expenses of $50.8 million related to the opening of the Gander Outdoors and TheHouse.com locations, partially offset by increased gross profit of $27.1 million and increased gain on asset sales of $0.2 million. Retail segment income margin decreased 454 basis points primarily due to selling, general and administrative expense increases from the new locations and pre-opening costs related to the opening of Gander Outdoors locations.

Same store sales

Dealership same store sales were $3.2 billion for the year ended December 31, 2017, an increase of $322.2 million, or 11.2%, as compared to $2.9 billion for the year ended December 31, 2016. The increase was primarily due to increased volume of new towable units sold, and, to a lesser extent, revenue increases in finance and insurance, net, and parts, services and other, partially offset by a decrease in same store sales from used units sold. Retail same store sales were $246.5 million for the year ended December 31, 2017, a decrease of $3.5 million, or 1.4%, as compared to $253.0 million for the year ended December 31, 2016.

Corporate and other expenses

Corporate and other expenses were $5.4 million for the year ended December 31, 2017, an increase of 22.6%, as compared to $4.4 million for the year ended December 31, 2016. The increase was due to an increase in professional fees.

Tax Receivable Agreement liability adjustment

The Tax Receivable Agreements liability adjustment, in the amount of $100.8 million for the year ended December 31, 2017, represents a gain on remeasurement in relation to the Tax Receivable Agreement primarily due to changes in our income tax rate. The Tax Receivable Agreement liability was created upon the Company’s acquisition of CWGS, LLC interest through exchanges of its Class A shares for CWGS, LLC common units. The 2017 Tax Act, among other things, reduced the federal statutory corporate rate from 35% to 21%. Upon the enactment of the 2017 Tax Act, and to a lesser extent changes in state income tax rates, the Tax Receivable Agreement liability was remeasured and lowered by $100.8 million.

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

EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin

We define “EBITDA” as net income before other interest expense, net (excluding floor plan interest expense), provision for income tax expense and depreciation and amortization. We define “Adjusted EBITDA” as EBITDA further adjusted for the impact of certain non‑cash and other items that we do not consider in our evaluation of ongoing operating performance. These items include, among other things, loss and expense on debt restructure, goodwill impairment, loss (gain) on sale of assets, monitoring fees, equity-based compensation, Tax Receivable Agreement liability adjustment, an adjustment to rent on right to use assets, transaction expenses related to acquisitions, Gander Outdoors pre-opening costs, and other unusual or one‑time items. We define “Adjusted EBITDA Margin” as Adjusted EBITDA as a percentage of total revenue. We caution investors that amounts presented in accordance with our definitions of EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin may not be comparable to similar measures disclosed by our competitors, because not all companies and analysts calculate EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin in the same manner. We present EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin because we consider them to be important supplemental measures of our performance and believe they are frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. Management believes that investors’ understanding of our performance is enhanced by including these Non‑GAAP Financial Measures as a reasonable basis for comparing our ongoing results of operations.

The following table reconciles EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin to the most directly comparable GAAP financial performance measures, which are net income, net income, and net income margin, respectively:

	Fiscal Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
($ in thousands)	2018	2017	2016	2015	2014
EBITDA:
Net income	$65,581	$230,692	$198,476	$170,796	$118,641
Other interest expense, net	63,329	42,959	48,318	53,377	46,769
Depreciation and amortization	49,322	31,545	24,695	24,101	24,601
Income tax expense	30,790	154,910	5,800	1,293	2,103
Subtotal EBITDA	209,022	460,106	277,289	249,567	192,114
Loss and expense on debt restructure (a)	2,056	849	6,270	—	1,831
Goodwill impairment (b)	40,046	—	—	—	—
Loss (gain) on sale of assets (c)	2,810	(133)	(564)	1,452	2,689
Monitoring fee (d)	—	—	1,875	2,500	2,500
Equity-based compensation (e)	14,088	5,109	1,597	—	—
Tax Receivable Agreement liability adjustment (f)	1,324	(100,758)	—	—	—
Adjustment to normalize rent on right to use assets (g)	—	—	—	(7,598)	(7,131)
Acquisitions - transaction expense (h)	—	2,662	—	—	—
Gander Outdoors pre-opening costs (i)	43,156	26,352	—	—	—
Adjusted EBITDA	$312,502	$394,187	$286,467	$245,921	$192,003

	Fiscal Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
(as percentage of total revenue)	2018	2017	2016	2015	2014
EBITDA margin:
Net income margin	1.4%	5.4%	5.6%	5.2%	4.5%
Other interest expense, net	1.3%	1.0%	1.4%	1.6%	1.8%
Depreciation and amortization	1.0%	0.7%	0.7%	0.7%	0.9%
Income tax expense	0.6%	3.6%	0.2%	0.0%	0.1%
Subtotal EBITDA margin	4.4%	10.8%	7.9%	7.6%	7.3%
Loss and expense on debt restructure (a)	0.0%	0.0%	0.2%	—	0.1%
Goodwill impairment (b)	0.8%	—	—	—	—
Loss (gain) on sale of assets (c)	0.1%	(0.0%)	(0.0%)	0.0%	0.1%
Monitoring fee (d)	—	—	0.1%	0.1%	0.1%
Equity-based compensation (e)	0.3%	0.1%	0.0%	—	—
Tax Receivable Agreement liability adjustment (f)	0.0%	(2.4%)	—	—	—
Adjustment to normalize rent on right to use assets (g)	—	—	—	(0.2%)	(0.3%)
Acquisitions - transaction expense (h)	—	0.1%	—	—	—
Gander Outdoors pre-opening costs (i)	0.9%	0.6%	—	—	—
Adjusted EBITDA margin	6.5%	9.2%	8.1%	7.5%	7.3%

(a)

Represents the loss and expense incurred on debt restructure and financing expense incurred from the Third Amendment to the Credit Agreement in 2018, the First and Second Amendment to the Senior Credit Facilities in 2017, the write-off of a portion of the original issue discount, capitalized finance costs from the Previous Term Loan Facilities, rating agency fees and legal expenses related to the Previous Term Loan Facilities in 2016 and the repayment of the 12.00% Series A notes due 2018 in 2014.

(b)

Represents a goodwill impairment charge of $40.0 million related to the Retail segment in the fourth quarter of 2018. See Note 6. Goodwill and Intangible Assets to our audited consolidated financial statements in Part II, Item 8 of this Form 10-K for additional information.

(c)

Represents an adjustment to eliminate (i) the gains and losses on sales of various assets, (ii) aggregate non-recurring losses from two non-performing locations that were sold in 2015; and (iii) a loss equal to the present value of the remaining net obligation under the non-cancellable operating leases in locations with no operating business, which represented $0.8 million, and $1.3 million for the years ended December 31, 2015 and 2014, respectively.

(d)	Represents monitoring fees paid pursuant to a monitoring agreement to Crestview and Stephen Adams. The monitoring agreement was terminated on October 6, 2016 in connection with our IPO.
(e)	Represents non-cash equity-based compensation expense relating to employees and directors of the Company.
(f)	Represents an adjustment to eliminate the gains on remeasurement of the Tax Receivable Agreement primarily due to changes in our effective income tax rate.

(g)

Represents an adjustment to rent expense for the periods presented for certain right to use assets that were derecognized in the fourth quarter of 2015 due to lease modifications that resulted in the leases meeting the requirements to be reported as operating leases. The adjustments represent additional rent expense that would have been incurred for the periods presented had the leases previously been classified as operating leases. See Note 10 — Right to Use Liability to our audited consolidated financial statements in Part II, Item 8 of this Form 10-K for additional information.

(h)

Represent transaction expenses, primarily legal costs, associated with acquisitions into new or complementary markets, including the Gander Mountain acquisition. This amount excludes transaction expenses related to the acquisition of RV dealerships, consumer shows, and other Retail segment business acquisitions.

(i)

Represents pre-opening store costs associated with the Gander Outdoors store openings, which is comprised of 1) Gander Outdoors-specific corporate and retail overhead, 2) distribution center expenses, and 3) store-level startup expenses. As discussed in Note 15 - Acquisitions to our consolidated financial statements included in Part II, Item 8 of this Form 10-K, the Company incurred significant costs related to the initial rollout of Gander Outdoors locations, which was substantially complete as of December 31, 2018. Based on the nature of the acquisition through a bankruptcy auction and the large quantity of retail locations opened and to be opened in a very compressed timeframe, the Company does not deem the pre-opening store costs for the initial rollout of Gander Outdoors locations to be normal, recurring charges. The Company does not intend to adjust for pre-opening store costs other than for the initial rollout of Gander Outdoors.

Adjusted Net Income Attributable to Camping World Holdings, Inc. and Adjusted Earnings Per Share

We define “Adjusted Net Income Attributable to Camping World Holdings, Inc. – Basic” as net income attributable to Camping World Holdings, Inc. adjusted for the impact of certain non-cash and other items that we do not consider in our evaluation of ongoing operating performance. These items include, among other things, loss (gain) and expense on debt restructure, goodwill impairment, loss (gain) on sale of assets, equity-based compensation, Tax Receivable Agreement liability adjustment, transaction expenses related to acquisitions, Gander Outdoors pre-opening costs, other unusual or one-time items, the income tax expense effect of these adjustments, and the effect of net income attributable to non-controlling interests from these adjustments.

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

Consistent with the GAAP basic and diluted earnings per share of Class A common stock, Adjusted Earnings Per Share – Basic and Adjusted Earnings Per Share – Diluted cannot be presented for periods prior to the Company’s IPO on October 6, 2016 (Note 21 – Earnings Per Share to our audited consolidated financial statements in Part II, Item 8 of this Form 10-K). The Adjusted Earnings Per Share – Basic and Adjusted Earnings Per Share – Diluted for the year ended December 31, 2016 represents only the period of October 6, 2016 to December 31, 2016.

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

	Fiscal Year Ended
	December 31,	December 31,	December 31,
(In thousands except per share amounts)	2018	2017	2016
Numerator:
Net income attributable to Camping World Holdings, Inc.	$10,398	$29,853	$1,522
Adjustments related to basic calculation:
Loss and expense on debt restructure (a)	2,056	849	6,270
Goodwill impairment (b)	40,046	—	—
Loss (gain) on sale of assets (c)	2,810	(133)	(339)
Equity-based compensation (d)	14,088	5,109	1,537
Tax Receivable Agreement liability adjustment (e)	1,324	(100,758)	—
Acquisitions - transaction expense (f)	—	2,662	—
Gander Outdoors pre-opening costs (g)	43,156	26,352	—
Revaluation of deferred tax assets from tax reform (h)	—	117,035	—
Income tax expense (i)	(1,773)	(726)	(633)
Adjustment to net income attributable to non-controlling interests resulting from the above adjustments (j)	(59,542)	(22,019)	(5,789)
Adjusted net income attributable to Camping World Holdings, Inc. – basic	52,563	58,224	2,568
Adjustments related to diluted calculation:
Reallocation of net income attributable to non-controlling interests from the dilutive effect of stock options and restricted stock units (k)	221	648	—
Income tax on reallocation of net income attributable to non-controlling interests from the dilutive effect of stock options and restricted stock units (l)	(78)	(256)	—
Reallocation of net income attributable to non-controlling interests from the dilutive exchange of common units in CWGS, LLC (k)	—	—	15,380
Income tax on reallocation of net income attributable to non-controlling interests from the dilutive exchange of common units in CWGS, LLC (l)	—	—	(7,822)
Adjusted net income attributable to Camping World Holdings, Inc. – diluted	$52,706	$58,616	$10,126
Denominator:
Weighted-average Class A common shares outstanding – basic	36,985	26,622	18,766
Adjustments related to diluted calculation:
Dilutive exchange of common units in CWGS, LLC for shares of Class A common stock (m)	—	—	64,836
Dilutive options to purchase Class A common stock (m)	78	200	—
Dilutive restricted stock units (m)	83	112	26
Adjusted weighted average Class A common shares outstanding – diluted	37,146	26,934	83,628

Adjusted earnings per share - basic	$1.42	$2.19	$0.14
Adjusted earnings per share - diluted	$1.42	$2.18	$0.12

Anti-dilutive amounts (n):
Numerator:
Reallocation of net income attributable to non-controlling interests from the anti-dilutive exchange of common units in CWGS, LLC (k)	$114,503	$222,210	$—
Income tax on reallocation of net income attributable to non-controlling interests from the anti-dilutive exchange of common units in CWGS, LLC (l)	$(42,865)	$(85,233)	$—
Assumed income tax benefit (expense) of combining C-corporations with full valuation allowances with the income of other consolidated entities after the anti-dilutive exchange of common units in CWGS, LLC (o)	$25,284	$—	$—
Denominator:
Anti-dilutive exchange of common units in CWGS, LLC for shares of Class A common stock (m)	51,732	59,995	—

(a)

Represents the loss and expense incurred on debt restructure and financing expense incurred from the First and Second Amendment to the Senior Credit Facilities in 2017, the write-off of a portion of the original issue discount, capitalized finance costs from the Previous Term Loan Facilities, and rating agency fees and legal expenses related to the Previous Term Loan Facilities in 2016.

(b)

Represents a goodwill impairment charge of $40.0 million related to the Retail segment in the fourth quarter of 2018. See Note 6. Goodwill and Intangible Assets to our audited consolidated financial statements in Part II, Item 8 of this Form 10-K for additional information.

(c)	Represents an adjustment to eliminate the gains and losses on sales of various assets.
(d)	Represents non-cash equity-based compensation expense relating to employees and directors of the Company.
(e)	Represents an adjustment to eliminate the gains on remeasurement of the Tax Receivable Agreement primarily due to changes in our effective income tax rate. See Note 11 – Income Taxes.
(f)

Represents transaction expenses, primarily legal costs, associated with acquisitions into new or complementary markets, including the Gander Mountain acquisition. This amount excludes transaction expenses related to the acquisition of RV dealerships, and other Retail segment business acquisitions.

(g)

Represents pre-opening store costs associated with the Gander Outdoors store openings, which is comprised of 1) Gander Outdoors-specific corporate and retail overhead, 2) distribution center expenses, and 3) store-level startup expenses. As discussed in Note 15 - Acquisitions to our consolidated financial statements included in Part II, Item 8 of this Form 10-K, the Company incurred significant costs related to the initial rollout of Gander Outdoors locations, which was substantially complete as of December 31, 2018. Based on the nature of the acquisition through a bankruptcy auction and the large quantity of retail locations opened and to be opened in a very compressed timeframe, the Company does not deem the pre-opening store costs for the initial rollout of Gander Outdoors locations to be normal, recurring charges. The Company does not intend to adjust for pre-opening store costs other than for the initial rollout of Gander Outdoors.

(h)

This amount relates to the remeasurement of federal net deferred tax assets resulting from the permanent reduction in the U.S. statutory corporate tax rate to 21% from 35% under the 2017 Tax Act. See Note 11 – Income Taxes.

(i)

Represents the income tax expense effect of the above adjustments, the majority of which are related to entities with full valuation allowances for which no tax benefit can be currently recognized. This assumption uses effective tax rates associated with the respective quarters of 25.3% to 25.5% for the adjustments for 2018 and 38.5% for the adjustments for 2017 and 2016.

(j)

Represents the adjustment to net income attributable to non-controlling interests resulting from the above adjustments that impact the net income of CWGS, LLC. This adjustment uses the non-controlling interest’s weighted average ownership of CWGS, LLC of 58.3% and 69.3% for the year ended December 31, 2018 and 2017, respectively, and 77.6% for the post-IPO period of 2016.

(k)

Represents the reallocation of net income attributable to non-controlling interests from the impact of the assumed change in ownership of CWGS, LLC from stock options, restricted stock units, and/or common units of CWGS, LLC.

(l)

Represents the income tax expense effect of the above adjustment for reallocation of net income attributable to non-controlling interests. This assumption uses effective tax rates associated with the respective quarters of 25.3% to 25.5% for the adjustments for 2018 and 38.5% for the adjustments for 2017 and 2016.

(m)	Represents the impact to the denominator for stock options, restricted stock units, and/or common units of CWGS, LLC.
(n)	The below amounts have not been considered in our adjusted earnings per share – diluted amounts as the effect of these items are anti-dilutive.
(o)

Represents adjustments to reflect the income tax benefit of losses of consolidated C-corporations that under the Company’s current equity structure cannot be used against the income of other consolidated subsidiaries of CWGS, LLC. Subsequent to the exchange of all common units in CWGS, LLC, the Company believes certain actions could be taken such that the C-corporations’ losses could offset income of other consolidated subsidiaries. The adjustment reflects the income tax benefit assuming effective tax rates associated with the respective quarters of 25.3% to 25.5% during 2018, for the losses experienced by the consolidated C-corporations for which valuation allowances have been recorded. No assumed release of valuation allowance established for previous periods are included in these amounts. Prior to 2018, the Company did not consider the losses of these C-corporations with valuation allowances to be significant and the Company did not retroactively adjust 2017 or 2016 for these amounts, which were $4.4 million for the year ended December 31, 2017 and $2.4 million for the post-IPO period of 2016.

Prior to our Form 10-Q for the three months ended September 30, 2018, we had calculated adjusted earnings per share on a fully exchanged basis regardless of whether the common units in CWGS, LLC were dilutive. That calculation will no longer be presented, however, we have provided anti-dilutive amounts in the table above, when applicable.

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

Due to these limitations, the Non-GAAP Financial Measures should not be considered as measures of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using these Non‑GAAP Financial Measures only supplementally. As noted in the tables above, certain of the Non-GAAP Financial Measures include adjustments for loss and expense on debt restructure, goodwill impairment, loss (gain) on sale of assets, equity-based compensation, Tax Receivable Agreement liability, an adjustment to rent on right to use assets, transaction expenses related to acquisitions, Gander Outdoors pre-opening costs, other unusual or one‑time items, and the income tax expense effect described above, as applicable. It is reasonable to expect that certain of these items will occur in future periods. However, we believe these adjustments are appropriate because the amounts recognized can vary significantly from period to period, do not directly relate to the ongoing operations of our business and complicate comparisons of our internal operating results and operating results of other companies over time. In addition, these certain Non-GAAP Financial Measures adjust for other items that we do not expect to regularly record in periods after the IPO, including monitoring fees. Each of the normal recurring adjustments and other adjustments described in this paragraph and in the reconciliation tables above help management with a measure of our core operating performance over time by removing items that are not related to day‑to‑day operations.

Liquidity and Capital Resources

General

Our primary requirements for liquidity and capital have been working capital, inventory management, acquiring and building new retail locations, including Gander Outdoors pre-opening expenses, the improvement and expansion of existing retail locations, debt service, distributions to holders of equity interests in CWGS, LLC and our Class A common stock, and general corporate needs. These cash requirements have been met through cash provided by operating activities, cash and cash equivalents, proceeds from our IPO, May 2017 Public Offering and October 2017 Public Offering, borrowings under our Senior Secured Credit Facilities, or previously under our Previous Senior Secured Credit Facilities, and borrowings under our Floor Plan Facility.

As a public company, additional liquidity needs include public company costs, payment of regular and special cash dividends, any exercise of the redemption right by the Continuing Equity Owners from time to time (should we elect to exchange common units for a cash payment), payments under the Tax Receivable Agreement, and state and federal taxes to the extent not reduced as a result of the Tax Receivable Agreement. The Continuing Equity Owners may exercise such redemption right for as long as their common units remain outstanding. Although the actual timing and amount of any payments that may be made under the Tax Receivable Agreement will vary, we expect that the payments that we will be required to make to the Continuing Equity Owners and Crestview Partners II GP, L.P. will be significant. Any payments made by us to Continuing Equity Owners and Crestview Partners II GP, L.P. under the Tax Receivable Agreement will generally reduce the amount of overall cash flow that might have otherwise been available to us or to CWGS, LLC and, to the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, the unpaid amounts generally will be deferred and will accrue interest until paid by us; provided, however, that nonpayment for a specified period may constitute a material breach of a material obligation under the Tax Receivable Agreement and therefore may accelerate payments due under the Tax Receivable Agreement. For a discussion of the Tax Receivable Agreement, see Note 11 — Income Taxes to our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K.

CWGS, LLC intends to make a regular quarterly cash distribution to its common unit holders, including us, of approximately $0.08 per common unit, and we intend to use all of the proceeds from such distribution on our common units to pay a regular quarterly cash dividend of approximately $0.08 per share on our Class A common stock, subject to our discretion as the sole managing member of CWGS, LLC and the discretion of our board of directors. During each of the years ended December 31, 2018 and 2017, we paid four regular quarterly cash dividends of $0.08 per share of our Class A common stock.

CWGS, LLC is required to make cash distributions in accordance with the CWGS LLC Agreement in an amount sufficient for us to pay any expenses incurred by us in connection with the regular quarterly cash dividend, along with any of our other operating expenses and other obligations. In addition, we currently intend to pay, a special cash dividend of all or a portion of the Excess Tax Distribution (as defined under “Dividend Policy” included in Part II, Item 5 of this Form 10-K) to the holders of our Class A common stock from time to time subject to the discretion of our board of directors as described under “Dividend Policy.” In the year ended December 31, 2018, we paid four special cash dividends of $0.0732 per share of our Class A common stock. In the year ended December 31, 2017, we paid four special cash dividends of $0.0732 per share of our Class A common stock, and in the quarter ended December 31, 2017, we also paid a one-time dividend of $0.13 per share of our Class A common stock. Our dividend policy has certain risks and limitations, particularly with respect to liquidity, and we may not pay dividends according to our policy, or at all. See “Dividend Policy” included in Part II, Item 5 of this Form 10-K and “Risk Factors—Risks Relating to Ownership of Our Class A Common Stock—Our ability to pay regular and special dividends on our Class A common stock is subject to the discretion of our board of directors and may be limited by our structure and statutory restrictions and restrictions imposed by our Senior Secured Credit Facilities and our Floor Plan Facility as well as any future agreements” included in Part I, Item 1A of this Form 10-K.

Notwithstanding our obligations under the Tax Receivable Agreement, we believe that our sources of liquidity and capital including potentially incurring additional borrowings under our Floor Plan Facility and borrowings under the Real Estate Facility will be sufficient to finance our continued operations, growth strategy, including the anticipated opening of additional Dealership and Retail locations, regular quarterly cash dividends (as described above) and additional expenses we expect to incur as a public company for at least the next twelve months. However, we cannot assure you that our cash provided by operating activities, cash and cash equivalents or cash available under our Revolving Credit Facility or our Floor Plan Facility, including the potential additional borrowings noted above, will be sufficient to meet our future needs. If we are unable to generate sufficient cash flows from operations in the future, and if availability under our Revolving

Credit Facility or our Floor Plan Facility is not sufficient, we may have to obtain additional financing. If we obtain additional capital by issuing equity, the interests of our existing stockholders will be diluted. If we incur additional indebtedness, that indebtedness may impose significant financial and other covenants that may significantly restrict our operations. We cannot assure you that we could obtain refinancing or additional financing on favorable terms or at all. See “Risk Factors — Risks Related to our Business — Our ability to operate and expand our business and to respond to changing business and economic conditions will depend on the availability of adequate capital” included in Part I, Item 1A of this Form 10-K.

As of December 31, 2018, we had working capital of $583.0 million, including $138.6 million of cash and cash equivalents. Our working capital reflects the cash provided by deferred revenue and gains reported under current liabilities of $88.1 million as of December 31, 2018, which reduces working capital. Deferred revenue primarily consists of cash collected for club memberships in advance of services to be provided, which is deferred and recognized as revenue over the life of the membership. We use net proceeds from this deferred membership revenue to lower our long-term borrowings and finance our working capital needs.

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

Quarterly Results of Operations

The following tables set forth selected unaudited quarterly statements of income data for each of the eight quarters in the period ended December 31, 2018, as well as the percentage each line item represents of total revenue for each quarter. Certain quarterly amounts have been revised to correct for errors that were immaterial in prior periods as described in Note 1 — Summary of Significant Accounting Policies — Revisions for Correction of Immaterial Errors and Note 23 — Quarterly Financial Information (Unaudited) in Part II, Item 8 of this Form 10-K. The information for each of these quarters has been prepared on the same basis as our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K and, in the opinion of management, includes all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the results of operations for these periods in accordance with GAAP. This data should be read in conjunction with our audited consolidated financial statements and related notes included in Part II, Item 8 of this Form 10-K. These quarterly operating results are not necessarily indicative of our operating results for a full year or any future period.

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
($ in thousands)	2018	2018	2018	2018	2017	2017	2017	2017
Revenue	$982,393	1,309,486	1,441,477	1,058,661	$887,986	$1,233,933	$1,277,337	$880,574
Gross profit	275,582	373,014	412,443	301,893	265,609	353,546	370,891	250,868
Selling, general and administrative	261,621	278,329	283,096	246,313	213,052	236,174	228,444	175,490
Net income (loss)	(71,254)	46,155	77,132	13,548	(3,911)	82,323	103,606	48,674
Net income (loss) attributable to Camping World Holdings, Inc.	(30,328)	14,123	24,782	1,821	(15,830)	19,246	19,064	7,373
Adjusted EBITDA (1)	10,344	96,822	137,630	67,706	64,279	118,932	140,181	70,795

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
(as percentage of total revenue)	2018	2018	2018	2018	2017	2017	2017	2017
Revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Gross profit	28.1%	28.5%	28.6%	28.5%	29.9%	28.7%	29.0%	28.5%
Selling, general and administrative	26.6%	21.3%	19.6%	23.3%	24.0%	19.1%	17.9%	19.9%
Net income (loss)	-7.3%	3.5%	5.4%	1.3%	-0.4%	6.7%	8.1%	5.5%
Net income (loss) attributable to Camping World Holdings, Inc.	-3.1%	1.1%	1.7%	0.2%	-1.8%	1.6%	1.5%	0.8%
Adjusted EBITDA (1)	1.1%	7.4%	9.5%	6.4%	7.2%	9.6%	11.0%	8.0%

(1)

The following tables reconcile Adjusted EBITDA, Adjusted Net Income Attributable to Camping World Holdings, Inc., and Adjusted Earnings Per Share to the most directly comparable U.S. GAAP financial performance measure, which is net income, net income attributable to Camping World Holdings, Inc., and weighted-average shares of Class A common stock outstanding — basic, respectively. Please see “Non-GAAP Financial Measures” in Part II, Item 7 of this Form 10-K for our definition of Adjusted EBITDA, Adjusted Net Income Attributable to Camping World Holdings, Inc., and Adjusted Earnings Per Share and why we consider it useful.

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
($ in thousands)	2018	2018	2018	2018	2017	2017	2016	2017
Net income (loss)	$(71,254)	$46,155	$77,132	$13,548	$(3,911)	$82,323	$103,606	$48,674
Other interest expense, net	17,589	16,794	16,107	12,839	11,986	11,012	10,557	9,404
Depreciation and amortization	15,115	13,179	11,628	9,400	8,726	8,382	7,584	6,853
Income tax expense	(237)	9,900	14,262	6,865	127,198	8,151	14,081	5,480
EBITDA	(38,787)	86,028	119,129	42,652	143,999	109,868	135,828	70,411
Adjustments:
Loss and expense on debt restructure (a)	—	—	(44)	2,100	849	—	—	—
Goodwill impairment (a)	40,046	—	—	—	—	—	—	—
Loss (gain) on sale of assets (a)	1,823	841	61	85	159	(7)	33	(318)
Equity-based compensation (a)	3,553	4,188	3,129	3,218	2,317	1,204	869	719
Tax Receivable Agreement liability adjustment (a)	1,324	—	—	—	(100,837)	96	—	(17)
Acquisitions - transaction expense (a)	—	—	—	—	109	453	2,100	—
Gander Outdoors - pre-opening costs (a)	2,385	5,765	15,355	19,651	17,683	7,318	1,351	—
Adjusted EBITDA	$10,344	$96,822	$137,630	$67,706	$64,279	$118,932	$140,181	$70,795

(a)	See “Non-GAAP Financial Measures” in Part II, Item 7 of this Form 10-K for a more detailed description of the adjustments set forth above.

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
(as percentage of total revenue)	2018	2018	2018	2018	2017	2017	2016	2017
Net income (loss) loss	(7.3%)	3.5%	5.4%	1.3%	(0.4%)	6.7%	8.1%	5.5%
Other interest expense, net	1.8%	1.3%	1.1%	1.2%	1.3%	0.9%	0.8%	1.1%
Depreciation and amortization	1.5%	1.0%	0.8%	0.9%	1.0%	0.7%	0.6%	0.8%
Income tax expense	(0.0%)	0.8%	1.0%	0.6%	14.3%	0.7%	1.1%	0.6%
EBITDA margin	(3.9%)	6.6%	8.3%	4.0%	16.2%	8.9%	10.6%	8.0%
Adjustments:
Loss and expense on debt restructure (a)	—	—	(0.0%)	0.2%	0.1%	—	—	—
Goodwill impairment (a)	4.1%	—	—	—	—	—	—	—
Loss (gain) on sale of assets (a)	0.2%	0.1%	0.0%	0.0%	0.0%	(0.0%)	0.0%	(0.0%)
Equity-based compensation (a)	0.4%	0.3%	0.2%	0.3%	0.3%	0.1%	0.1%	0.1%
Tax Receivable Agreement liability adjustment (a)	0.1%	—	—	—	(11.4%)	0.0%	—	(0.0%)
Acquisitions - transaction expense (a)	—	—	—	—	0.0%	0.0%	0.2%	—
Gander Outdoors - pre-opening costs (a)	0.2%	0.4%	1.1%	1.9%	2.0%	0.6%	0.1%	—
Adjusted EBITDA margin	1.1%	7.4%	9.5%	6.4%	7.2%	9.6%	11.0%	8.0%

(a)	See “Non-GAAP Financial Measures” in Part II, Item 7 of this Form 10-K for a more detailed description of the adjustments set forth above.

	Three Months Ended
($ in thousands except	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
per share amounts)	2018	2018	2018	2018	2017	2017	2017	2017
Numerator:
Net income (loss) attributable to Camping World Holdings, Inc.	$(30,328)	$14,123	$24,782	$1,821	$(15,830)	$19,246	$19,064	$7,373
Adjustments related to basic calculation:
Loss and expense on debt restructure (a)	—	—	(44)	2,100	849	—	—	—
Goodwill impairment (a)	40,046	—	—	—	—	—	—	—
Loss (gain) on sale of assets (a)	1,823	841	61	85	159	(7)	33	(318)
Equity-based compensation expense (a)	3,553	4,188	3,129	3,218	2,317	1,204	869	719
Tax Receivable Agreement liability adjustment (a)	1,324	—	—	—	(100,837)	96	—	(17)
Acquisitions - transaction expense (a)	—	—	—	—	109	453	2,100	—
Acquisitions - pre-opening costs (a)	2,385	5,765	15,355	19,651	17,683	7,318	1,351	—
Revaluation of deferred tax assets from tax reform (a)	—	—	—	—	117,035	—	—	—
Income tax expense (a)	(662)	(344)	(279)	(488)	(415)	(140)	(118)	(53)
Adjustment to net income attributable to non-controlling interests resulting from the above adjustments (a)	(27,815)	(6,289)	(10,772)	(14,666)	(12,560)	(5,971)	(3,181)	(307)
Adjusted net income attributable to Camping World Holdings, Inc. – basic	(9,674)	18,284	32,232	11,721	8,510	22,199	20,118	7,397

	Three Months Ended
($ in thousands except	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
per share amounts)	2018	2018	2018	2018	2017	2017	2017	2017
Adjustments related to diluted calculation:
Reallocation of net income attributable to non-controlling interests from the dilutive effect of stock options and restricted stock units (a)	—	16	59	149	—	269	119	—
Income tax on reallocation of net income attributable to non-controlling interests from the dilutive effect of stock options and restricted stock units (a)	—	(5)	(16)	(55)	—	(96)	(42)	—
Reallocation of net income attributable to non-controlling interests from the dilutive exchange of common units in CWGS, LLC (a)	—	—	—	—	24,479	—	—	41,608
Income tax on reallocation of net income attributable to non-controlling interests from the dilutive exchange of common units in CWGS, LLC (a)	—	—	—	—	(11,349)	—	—	(18,011)
Adjusted pro forma net income	$(9,674)	$18,295	$32,275	$11,815	$21,640	$22,372	$20,195	$30,994
Denominator:
Weighted-average Class A common shares outstanding - basic	37,137	37,018	36,964	36,816	34,837	29,522	22,977	18,946
Adjustments related to diluted calculation:
Dilutive exchange of common units in CWGS, LLC for shares of Class A common stock (a)	—	—	—	—	53,772	—	—	64,826
Dilutive options to purchase Class A common stock (a)	—	—	—	315	376	219	56	146
Dilutive restricted stock units (a)	—	37	83	189	200	128	61	58
Adjusted weighted average Class A common shares outstanding – diluted	37,137	37,055	37,047	37,320	89,185	29,869	23,094	83,976

Adjusted earnings per share - basic	$(0.26)	$0.49	$0.87	$0.32	$0.24	$0.75	$0.88	$0.39
Adjusted earnings per share - diluted	$(0.26)	$0.49	$0.87	$0.32	$0.24	$0.75	$0.87	$0.37

	Three Months Ended
($ in thousands except	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
per share amounts)	2018	2018	2018	2018	2017	2017	2017	2017
Anti-dilutive amounts (a):
Numerator:
Reallocation of net income attributable to non-controlling interests from the anti-dilutive exchange of common units in CWGS, LLC (a)	$(13,111)	$38,305	$63,063	$26,244	$—	$68,779	$87,604	$—
Income tax on reallocation of net income attributable to non-controlling interests from the anti-dilutive exchange of common units in CWGS, LLC (a)	$(2,751)	$(12,669)	$(17,654)	$(9,794)	$—	$(24,617)	$(31,374)	$—
Assumed income tax benefit (expense) of combining C-corporations with full valuation allowances with the income of other consolidated entities after the anti-dilutive exchange of common units in CWGS, LLC (a)	$10,531	$5,623	$3,605	$5,525	$—	$—	$—	$—
Denominator:
Anti-dilutive exchange of common units in CWGS, LLC for shares of Class A common stock (a)	51,675	51,708	51,717	51,830	—	58,930	62,586	—
Anti-dilutive restricted stock units (a)	23	—	—	—	—	—	—	—

(a)	See “Non-GAAP Financial Measures” in Part II, Item 7 of this Form 10-K for a more detailed description of the adjustments set forth above.

Cash Flow

The following table shows summary cash flows information for the years ended December 31, 2018, 2017 and 2016, respectively:

	Fiscal Year Ended
	December 31,	December 31,	December 31,
(In thousands)	2018	2017	2016
Net cash provided by (used in) operating activities	$136,292	$(16,315)	$215,775
Net cash used in investing activities	(292,689)	(468,455)	(115,787)
Net cash provided by (used in) financing activities	70,791	594,737	(77,817)
Net (decrease) increase in cash and cash equivalents	$(85,606)	$109,967	$22,171

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

Net cash provided by operating activities was $136.3 million for the year ended December 31, 2018, an increase of $152.6 million from net cash used in operating activities of $16.3 million in the year ended December 31, 2017. The increase in net cash provided by (used in) operating activities for the year ended December 31, 2018 was primarily due to $243.2 million from decreased inventory growth in 2018 due to timing of inventory purchases, a $102.1 million change in the Tax Receivable Agreement liability adjustment, a $40.0 million goodwill impairment charge in the Retail segment, $21.5 million from slower growth in accounts receivables and contracts in transit in 2018, and $30.5 million from other increases, partially offset by a $165.1 million decrease in net income and a $119.6 million decrease in deferred taxes.

Net cash used in operating activities was $16.3 million for the year ended December 31, 2017, a decrease of $232.1 million from net cash provided by operating activities of $215.8 million in the year ended December 31, 2016. The decrease in net cash provided by operating activities for the year ended December 31, 2017 was primarily due to $311.8 million from increased inventory growth in 2017 to meet expected demand, a $100.8 million change in the Tax Receivable Agreement liability adjustment, a $27.1 million growth in accounts receivables and contracts in transit, and $4.2 million from other increases, partially offset by a $127.3 million change in deferred taxes, a $52.3 million increase in the growth of accounts payable, other accrued liabilities and checks in excess of bank balance, and a $32.2 million increase in net income.

Net cash provided by operating activities was $215.8 million for the year ended December 31, 2016, which was comprised primarily of net income of $198.5 million, the addback of non-cash depreciation and amortization of $24.7 million, and other increases of $23.6 million, partially offset by a decrease in inventory of $31.0 million.

Investing activities.  Our investment in business activities primarily consists of expanding our operations through organic growth and the acquisition of retail locations. Substantially all of our new retail locations and capital expenditures have been financed using cash provided by operating activities and borrowings under our Senior Secured Credit Facilities and Previous Senior Secured Credit Facilities, as applicable.

Our capital expenditures consist primarily of investing in greenfield retail locations, existing retail locations, and information technology hardware and software. There are no material commitments for capital expenditures as of December 31, 2018. The table below summarizes our capital expenditures for the years ended December 31, 2018, 2017, and 2016, respectively:

	Fiscal Year Ended
	December 31,	December 31,	December 31,
(In thousands)	2018	2017	2016
IT hardware and software	$12,781	$11,285	$7,154
Greenfield and acquired retail locations	98,397	32,645	6,524
Existing retail locations	19,945	12,863	19,430
Corporate and other	2,434	2,766	6,758
Total capital expenditures	$133,557	$59,559	$39,866

Net cash used in investing activities was $292.7 million for year ended December 31, 2018. The $292.7 million of cash used in investing activities included purchases of real property of $120.8 million, capital expenditures of $133.6 million, and $99.3 million for the acquisition of Dealership and Retail locations, partially offset by proceeds from the sale and leaseback of real property and the sale of property and equipment of $57.0 million and $4.0 million, respectively.

Net cash used in investing activities was $468.5 million for year ended December 31, 2017. The $468.5 million of cash used in investing activities included $393.0 million for the acquisition of Dealership and Retail locations, capital expenditures of $59.6 million, purchase of real property of $21.2 million, and the purchase of intangible assets of $1.5 million, partially offset by proceeds from the sale and leaseback of real property and property and equipment of $6.0 million and $0.8 million, respectively.

Net cash used in investing activities was $115.8 million for year ended December 31, 2016. The $115.8 million of cash used in investing activities included $78.6 million for the acquisition of six dealership locations, five consumer shows, and a wholesale parts dealer, comprised of $0.9 million of accounts receivable, $36.3 million of inventory, $2.8 million of intangible assets, $40.2 million of goodwill, $0.8 million of property and equipment and $0.2 million of other assets, less $2.6 million of accrued liabilities and customer deposits, in addition to $39.9 million of capital expenditures and $17.1 million for the purchase of real property, partially offset by proceeds from the sale and leaseback of real property and property and equipment of $15.9 million and $3.9 million, respectively.

Financing activities.  Our financing activities primarily consist of proceeds from the issuance of debt and the repayment of principal and debt issuance costs.

Our net cash provided by financing activities was $70.8 million for the year ended December 31, 2018. The $70.8 million of cash provided by financing activities was primarily due to proceeds from long-term debt of $329.8 million, and net proceeds from the Revolving Credit Facility of $38.7 million, partially offset by member distributions of $101.8 million, net payments under the Floor Plan Facility of $85.4 million, and net payment of debt of $82.8 million, dividends paid on Class A common stock of $22.7 million, and other financing uses of $5.0 million.

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

Description of Senior Secured Credit Facilities and Floor Plan Facility

As of December 31, 2018, we had a credit agreement that included a $1.19 billion term loan (the ‘‘Term Loan Facility’’) and $35.0 million of commitments for revolving loans (the ‘‘Revolving Credit Facility’’ and, together with the Term Loan Facility, the ‘‘Senior Secured Credit Facilities’’). We also had our floor plan financing facility with $1.415 billion in maximum borrowing availability, a $60.0 million revolving line of credit commitment, and a letter of credit commitment of $15.0 million (the “Floor Plan Facility”). The maximum amount outstanding on the revolving line of credit commitment of our Floor Plan Facility will decrease by $3.0 million on the last day of each fiscal quarter, commencing with the fiscal quarter ending March 31, 2020. We may from time to time seek to refinance, retire or exchange our outstanding debt. Such refinancings, repayments or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. In the past, we have used interest rate swap derivatives to diversify our debt portfolio between fixed and variable rate instruments. For additional information regarding our interest rate risk and interest rate hedging instruments, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of this Form 10-K.

Senior Secured Credit Facilities

On November 8, 2016, CWGS Group, LLC, a wholly-owned subsidiary of CWGS, LLC (the “Borrower”) and CWGS, LLC (as parent guarantor) entered into a credit agreement (the “Credit Agreement”) for the $680.0 million Senior Secured Credit Facilities with Goldman Sachs Bank USA, as administrative agent, and the other lenders party thereto, and used the proceeds to repay the Previous Senior Secured Credit Facilities. See Note 8 — Long-Term Debt to our consolidated financial statements more information on the Senior Secured Credit Facilities and the Previous Senior Secured Credit Facilities. On March 17, 2017, CWGS Group, LLC entered into a First Amendment to the Senior Secured Credit Facilities to increase the Term Loan Facility by $95.0 million to $740.0 million. On October 6, 2017, CWGS Group, LLC entered into a Second Amendment (the “Second Amendment”) to the Credit Agreement. The Second Amendment, among other things, (i) increased the Borrower’s Term Loan Facility by $205.0 million to an outstanding principal amount of $939.5 million, (ii) amended the applicable margin to 2.00% from 2.75% per annum, in the case of base rate loans, and to 3.00% from 3.75% per annum, in the case of London Inter-bank Offered Rate

(“LIBOR”) loans, and (iii) increased the quarterly amortization payment to $2.4 million. On March 28, 2018, CWGS Group, LLC entered into a Third Amendment (the “Third Amendment”) to the Credit Agreement. The Third Amendment, among other things, (i) reduced the applicable interest margin by 25 basis points to 1.75% from 2.00% per annum, in the case of base rate loans, and to 2.75% from 3.00% per annum, in the case of LIBOR loans, effective on April 6, 2018, (ii) increased the Borrower’s term loan facility by $250 million to a principal amount of $1.19 billion outstanding as of March 28, 2018, and (iii) increased the quarterly amortization payment to $3.0 million. On September 27, 2018, CWGS Group, LLC entered into a Fourth Amendment (the “Fourth Amendment”) to the Credit Agreement. The Fourth Amendment, among other things, increased the maximum total leverage ratio from “3.00 to 1” to “3.75 to 1” for the period from December 31, 2016 to December 31, 2019 and from “2.75 to 1” to “3.50 to 1” for the period beginning on March 31, 2020 and on the last day of each fiscal quarter ending thereafter.

Borrowings under the Term Loan Facility bear interest at a rate per annum equal to, at our option, either: (a) the LIBOR multiplied by the statutory reserve rate (such product, the ‘‘Adjusted LIBOR Rate’’), subject to a 0.75% floor, plus an applicable margin of 1.75%, in the case of Eurocurrency loans or (b) an alternate base rate (determined by reference to the greatest of (i) the prime rate published by The Wall Street Journal (the ‘‘WSJ Prime Rate’’), (ii) the federal funds effective rate plus 0.50% and (iii) the one-month Adjusted LIBOR Rate plus 1.00%), subject to a 1.75% floor, plus an applicable margin of 1.75%, in the case of alternate base rate loans.

Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to, at our option, either: (a) the Adjusted LIBOR Rate plus an applicable margin based on the total leverage ratio, as set forth in the table below, in the case of Eurocurrency borrowings or (b) an alternate base rate (determined by reference to the greatest of (i) the WSJ Prime Rate, (ii) the federal funds effective rate plus 0.50% and (iii) the one-month Adjusted LIBOR Rate plus 1.00%), plus an applicable margin based on the total leverage ratio, as set forth in the table below, in the case of alternate base rate borrowings.

Pricing Level	Total Leverage Ratio	Eurocurrency	Alternate Base Rate
1	≤ 1.75 : 1.00	3.25%	2.25%
2	> 1.75 : 1.00	3.50%	2.50%

In addition to paying interest on outstanding principal under the Senior Secured Credit Facilities, we are required to pay a commitment fee to the lenders under the Revolving Credit Facility in respect of the unutilized commitments thereunder at a rate of 0.50% per annum. We also pay customary letter of credit and agency fees.

Quarterly payments of $3.0 million are due under the Term Loan Facility on the last day of each fiscal quarter. The remaining unpaid principal balance of the Term Loan Facility along with all accrued and unpaid interest is due and payable on November 8, 2023. As of December 31, 2018, we had $1.2 billion of term loans outstanding, net of $5.4 million of unamortized original issue discount and $13.4 million of finance costs. The Term Loan Facility also provides for an excess cash flow payment following the end of each fiscal year, commencing with the fiscal year ending December 31, 2018, such that the Borrower is required to prepay the term loan borrowings in an aggregate amount equal to 50% of excess cash flow for such fiscal year if the total leverage ratio is greater than 2.00 to 1.00. The required percentage of excess cash flow prepayment is reduced to 25% if the total leverage ratio is 1.50 to 1.00 or greater, but less than 2.00 to 1.00, and 0% if the total leverage ratio is less than 1.50 to 1.00. As of December 31, 2018, CWGS Group, LLC had no excess cash flow, as defined.

The principal amount outstanding of loans under the Revolving Credit Facility becomes due and payable on November 8, 2021. As of December 31, 2018, we had $31.3 million available for borrowing under our Revolving Credit Facility, net of outstanding letters of credit in the aggregate amount of $3.7 million, and no outstanding borrowings thereunder. The following table details the outstanding amounts and available borrowings under our Senior Secured Credit Facilities as of December 31, 2018 (in thousands):

	Year Ended
	December 31,	December 31,
	2018	2017
Senior Secured Credit Facility
Term Loan Facility
Principal amount of borrowings	$1,195,000	$945,000
Less: cumulative principal payments	(19,907)	(7,916)
Less: unamortized original issue discount	(5,358)	(6,029)
Less: unamortized finance costs	(13,390)	(14,153)
	1,156,345	916,902
Less: current portion	(11,991)	(9,465)
Long-term debt, net of current portion	$1,144,354	$907,437

Credit Facility
Total commitment	$35,000	$35,000
Less: outstanding letters of credit	(3,689)	(3,237)
Additional borrowing capacity	$31,311	$31,763

The Senior Secured Credit Facilities are collateralized by substantially all of the assets and equity of the Borrower and the subsidiary guarantors, which excludes FreedomRoads Intermediate Holdco, LLC and its subsidiaries, and contain financial covenants and certain business covenants, including restrictions on dividend payments. The Senior Secured Credit Facilities restrict the ability of the Borrower and its subsidiaries to pay distributions or make other restricted payments. The Borrower is generally permitted to pay distributions (1) in an amount not to exceed a specified available amount (as defined in the Credit Agreement), and calculated as the sum of, among other things, $40.0 million, plus net proceeds received by the Borrower in connection with the issuance of, or contribution of cash in respect of, certain existing equity interests, plus, if the total leverage ratio is not greater than 2.50 to 1, cumulative excess cash flow not otherwise applied, minus distributions, prepayments of debt and investments made in reliance of the available amount) as long as (A) after giving pro forma effect to the contemplated distribution, the Borrower would be in compliance with the maximum total leverage ratio covenant (as described below) and (B) no default or event of default has occurred or would result from the contemplated distribution; and (2) in an amount up to $30.0 million during any calendar year, with unused amounts in any calendar year carried over to the succeeding calendar year, to provide funds that are used by CWGS, LLC to pay regular quarterly distributions to its common unit holders, including us. In addition, the Credit Agreement requires the Borrower and its subsidiaries to comply on a quarterly basis with a maximum total leverage ratio, which covenant is only for the benefit of the Revolving Credit Facility, during certain periods in which the aggregate amount of borrowings under the Revolving Credit Facility (including swingline loans), letters of credit and unreimbursed letter of credit disbursements outstanding at such time (minus the lesser of (a) $5.0 million and (b) letters of credit outstanding) is greater than $10.0 million. Pursuant to the Fourth Amendment, the maximum total leverage ratio is 3.75 to 1 stepping down to 2.50 to 1 on March 31, 2020. As of December 31, 2018, the Borrower, CWGS, LLC and the subsidiary guarantors were in compliance with our Senior Secured Credit Facilities. To the extent that we are unable to comply with the maximum total leverage ratio in the future, we would be unable to borrow under the Revolving Credit Facility and may need to seek alternative sources of financing in order to operate and finance our business as we deem appropriate. There is no guarantee that we would be able to incur additional indebtedness on acceptable terms or at all.

Floor Plan Facility

On December 12, 2017, FreedomRoads, LLC (the “Floor Plan Borrower”), an indirect subsidiary of the Company, Bank of America, N.A., as administrative agent and letter of credit issuer, and the other lenders party thereto, entered into a seventh amended and restated credit agreement (the “Floor Plan Facility

Amendment”), which amended the previous credit agreement governing our floor plan facility (as amended, the “Floor Plan Facility”) entered into with Bank of America, N.A., as administrative agent, and other lenders party thereto, as amended from time to time. Pursuant to the Floor Plan Facility Amendment, the Floor Plan Facility allows the Floor Plan Borrower to borrow (a) up to $1.415 billion under a floor plan facility, (b) up to $15.0 million under a letter of credit facility and (c) up to a maximum amount outstanding of $35.0 million under the revolving line of credit. In addition, the maturity of the Floor Plan Facility was extended to December 12, 2020. On December 4, 2018, the Floor Plan Borrower entered into a First Amendment to the Floor Plan Facility Amendment which increased the maximum amount outstanding under the revolving line of credit to $60.0 million from $35.0 million. The maximum amount outstanding will decrease by $3.0 million on the last day of each fiscal quarter, commending with the quarter ending March 31, 2020.

Borrowings under our Floor Plan Facility for Revolving Credit Loans bear interest at a rate per annum equal to, at our option, either: (a) a floating rate tied to the LIBOR (a “Floating LIBOR Rate”) plus 2.40%, in the case of Floating LIBOR Rate loans, or (b) a base rate determined by reference to the greatest of: (i) the federal funds rate plus 0.50%, (ii) the prime rate published by Bank of America, N.A. and (iii) the Floating LIBOR Rate plus 1.75%, plus 0.90%, in the case of base rate loans. As of December 31, 2018, $886.0 million in floor plan notes payable, $38.7 million under the revolving line of credit, and $10.4 million of letters of credit were outstanding under the Floor Plan Facility. The following table details the outstanding amounts and available borrowings under our Floor Plan Facility as of December 31, 2018 (in thousands):

	December 31,	December 31,
	2018	2017
Floor Plan Facility
Notes payable - floor plan:
Total commitment	$1,415,000	$1,415,000
Less: borrowings, net	(885,980)	(974,043)
Less: flooring line aggregate interest reduction account	(97,757)	(106,055)
Additional borrowing capacity	431,263	334,902
Less: accounts payable for sold inventory	(33,928)	(31,311)
Less: purchase commitments	(22,530)	(77,144)
Unencumbered borrowing capacity	$374,805	$226,447

Revolving line of credit:	$60,000	$35,000
Less borrowings	(38,739)	—
Additional borrowing capacity	$21,261	$35,000

Letters of credit:
Total commitment	$15,000	$15,000
Less: outstanding letters of credit	(10,380)	(9,369)
Additional letters of credit capacity	$4,620	$5,631

Floor plan notes payable under our Floor Plan Facility bear interest at a rate per annum equal to, at our option, either: (a) a Floating LIBOR Rate plus an applicable margin as set forth in the table below, in the case of Floating LIBOR Rate loans or (b) a base rate determined by reference to the greatest of: (i) the federal funds rate plus 0.50%, (ii) the prime rate published by Bank of America, N.A. (the ‘‘Boa Prime Rate’’), in the case of Floating LIBOR Rate borrowings and (iii) the Floating LIBOR Rate plus 1.75%, plus an applicable margin as set forth in the table below, in the case of base rate loans.

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

In addition to other customary covenants, the credit agreement governing our Floor Plan Facility requires the Floor Plan Borrower and the subsidiary guarantors to comply on a monthly basis with a minimum consolidated current ratio of 1.180 to 1.000 and a minimum fixed charge coverage ratio of 1.250 to 1.000. As of December 31, 2018, the Floor Plan Borrower and the subsidiary guarantors were in compliance with each of these covenants.

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

Real Estate Facility

On November 2, 2018, Camping World Property, Inc. (the ‘‘Real Estate Borrower’’), an indirect wholly-owned subsidiary of CWGS, LLC, and CIBC Bank USA (“Lender”), entered into a loan and security agreement for a real estate credit facility with an aggregate maximum principal amount of $21.525 million (“Real Estate Facility”). Borrowings under the Real Estate Facility are guaranteed by CWGS Group, LLC, a wholly-owned subsidiary of CWGS, LLC (“Real Estate Facility Guarantor”). The Real Estate Facility may be used to finance the acquisition of real estate assets. In the fourth quarter, the Real Estate Borrower borrowed $9.9 million to acquire a distribution facility and an office, both of which were leased prior to the acquisition thereof. The Real Estate Facility will be secured by first priority security interest on the real estate assets acquired with the proceeds of the Real Estate Facility (“Real Estate Facility Properties”). The Real Estate Facility matures on October 31, 2023.

The borrowings under the Real Estate Facility bear interest at a rate per annum equal to, at our option, either: (a) a floating rate tied to the London Interbank Eurodollar market (the “Floating LIBO Rate “) plus 2.75%, in the case of Floating LIBO Rate loans or (b) a base rate determined by reference to the greater of: (i) the federal funds rate plus 0.50%, and (ii) the prime rate published by Lender, plus 0.75%, in the case of base rate loans. The Real Estate Borrower was required to pay a commitment fee equal to the product of: (i) 0.50%, and (ii) the aggregate principal amount of the Real Estate Facility.

The Real Estate Facility includes cross default provisions including a) a default under the terms applicable to any debt of any loan party in an aggregate amount exceeding $100,000, and such default shall i) consist of the failure to pay such Debt when due, whether by acceleration or otherwise, or ii) accelerate the maturity of such Debt or permit the holder or holders thereof to cause such Debt to become due and payable, or b) the occurrence of any event of default under the Senior Secured Credit Agreement, in each case after the expiration of any applicable grace or cure period.

In addition to other customary covenants, the loan and security agreement governing our Real Estate Facility requires the Real Estate Borrower and the Real Estate Guarantor to comply on a quarterly basis with a debt service ratio of not less than 1.25 to 1.00. As of December 31, 2018, the Real Estate Borrower and the Real Estate Guarantor were in compliance with these covenants.

Sale/Leaseback Arrangements

We have in the past and may in the future enter into sale‑leaseback transactions to finance certain property acquisitions and capital expenditures, pursuant to which we sell property and/or leasehold improvements to third parties and agree to lease those assets back for a certain period of time. Such sales generate proceeds which vary from period to period.

Deferred Revenue and Gains

Deferred revenue and gains consist of our sales for products not yet recognized as revenue at the end of a given period and deferred gains on sale‑leaseback and derecognition of right to use asset transactions. Our deferred revenue and deferred gains as of December 31, 2018 were $144.7 million and $10.5 million, respectively. Deferred revenue is expected to be recognized as revenue and deferred gains are expected to be recognized ratably over the lease terms as an offset to rent expense as set forth in the following table (in thousands):

	2019	2020	2021	2022	2023	Thereafter	Total
Deferred revenue	$86,876	$27,608	$13,376	$6,759	$3,405	$6,637	$144,661
Deferred gains	1,178	1,178	1,178	1,178	1,178	4,660	10,550
Total	$88,054	$28,786	$14,554	$7,937	$4,583	$11,297	$155,211

Contractual Obligations

The following table sets forth our contractual obligations and commercial commitments as of December 31, 2018 (in thousands):

	2019	2020	2021	2022	2023	Thereafter	Total
Long-term debt, including current maturities	$12,977	$12,917	$12,483	$12,483	$1,133,977	$—	$1,184,837
Interest on long-term debt (1)	61,459	61,403	60,534	59,857	50,608	—	293,861
Floor plan notes payable, net (2)	885,980	—	—	—	—	—	885,980
Revolving line of credit	—	38,739	—	—	—	—	38,739
Interest on revolving line of credit	1,865	1,768	—	—	—	—	3,633
Operating lease obligations	118,379	113,256	108,988	104,641	101,524	830,179	1,376,967
Capital lease obligations	23	—	—	—	—	—	23
Right to use liabilities (3)	486	486	486	486	486	7,889	10,319
Purchase obligations (4)	22,530	—	—	—	—	—	22,530
Tax Receivable Agreement liability (5)	9,446	7,321	7,478	7,646	7,829	94,489	134,209
Service agreements (6)	4,315	4,557	4,801	4,170	—	—	17,843
Marketing sponsorships (7)	11,000	10,000	10,350	10,700	1,450	1,500	45,000
Cancellation reserve liability(8)	19,444	10,834	4,988	2,051	678	558	38,553
Total	$1,147,904	$261,281	$210,108	$202,034	$1,296,552	$934,615	$4,052,494

(1)

We estimated interest payments through the maturity of our Senior Secured Credit Facilities by applying the interest rate in effect as of December 31, 2018. See Note 8 — Long-Term Debt to our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information.

(2)

Floor plan notes payable, net are revolving financing arrangements and the Floor Plan Facility matures on December 12, 2020. Payments are generally made as required pursuant to the Floor Plan Facility discussed above under “— Description of Senior Secured Credit Facilities and Floor Plan Facility — Floor Plan Facility.”

(3)

Amounts represent the future minimum lease payments under the right to use leases. See Note 10 — Right to Use Liability to our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information.

(4)

Amount primarily represents purchase commitments relating to the procurement of RV inventories that have been approved by the Floor Plan Facility. See Note 4 — Inventories, net and Notes Payable — Floorplan to our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information.

(5)

Amounts represent the estimated payments under the Tax Receivable Agreement. See Note 11 — Income Taxes to our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information.

(6)

Service agreements are multi‑year agreements for services at agreed upon amounts for each year. See Note 13 — Commitments and Contingencies to our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information.

(7)

Marketing sponsorship agreements are multi‑year sponsorship agreements at agreed upon amounts each year per the agreements. See Note 13 — Commitments and Contingencies to our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information.

(8)	Represents the estimated payments under certain multi-year finance and insurance contracts that are cancellable over the term of the contract.

Off‑Balance Sheet Arrangements

As of December 31, 2018, we did not have any off‑balance sheet arrangements, except for operating leases entered into in the normal course of business.

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

Revenue Recognition

Revenues are recognized by the Company when control of the promised goods or services is transferred to its customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Sales and other taxes collected from the customer concurrent with revenue-producing activities are excluded from revenue. Incidental items that are immaterial in the context of the contract are recognized as expense. The Company’s contracts with customers may include multiple performance obligations. For such arrangements, the Company allocates revenue to each performance obligation based on its relative stand-alone selling price. The Company generally determines stand-alone selling prices based on the prices charged to customers or using the adjusted market assessment approach. The Company presents disaggregated revenue on its consolidated statements of operations.

Consumer Services and Plans revenue consists of revenue from club memberships, publications, consumer shows, and marketing and royalty fees from various consumer services and plans. Certain Consumer Services and Plans revenue is generated from annual, multiyear and lifetime memberships. The revenue and expenses associated with these memberships are deferred and amortized over the membership period. Unearned revenue and profit are subject to revisions as the membership progresses to completion. Revisions to membership period estimates would change the amount of income and expense amortized in future accounting periods. For lifetime memberships, an 18-year period is used, which is the actuarially determined estimated fulfillment period. Roadside Assistance (“RA”) revenues are deferred and recognized over the contractual life of the membership. RA claim expenses are recognized when incurred. Royalty revenue is earned under the terms of an arrangement with a third-party credit card provider based on a percentage of the Company’s co-branded credit card portfolio retail spending with such third-party credit card provider and for acquiring new cardholders. Marketing fees for finance, insurance, extended service and other similar products are recognized as variable consideration, net of estimated cancellations, if applicable, when a product is sold or financing has been arranged. These marketing fees are recorded net as we are acting as an agent in the transaction. The related estimate for cancellations on the marketing fees for multi-year finance and insurance products utilize actuarial analysis to estimate the exposure. Promotional expenses consist primarily of direct mail advertising expenses and renewal expenses and are expensed at the time related materials are mailed. Newsstand sales of publications and related expenses are recorded as variable consideration at the time of delivery, net of estimated returns. Subscription sales of publications are reflected in income over the lives of the subscriptions. The related selling expenses are expensed as incurred. Advertising revenues and related expenses are recorded at the time of delivery. Revenue and related expenses for consumer shows are recognized when the show occurs.

Dealership revenue consists of sales of new and used RVs, sales of RV parts and services, and commissions on the related finance and insurance contracts. Revenue from the sale of recreational vehicles is recognized upon completion of the sale to the customer. Conditions to completing a sale include having an agreement with the customer, including pricing, whereby the sales price must be reasonably expected to be collected and having control transferred to the customer. Revenue from Dealership parts, services and other products sales is recognized over time as work is completed and when parts are delivered to our customers. For service and parts revenues recorded over time, the Company utilizes a method that considers total costs incurred to date and the applicable margin in relation to total expected efforts to complete our performance obligation in order to determine the appropriate amount of revenue to recognize over time. Finance and insurance revenue is recorded net, since the Company is acting as an agent in the transaction, and is recognized when a finance and insurance product contract payment has been received or financing has been arranged. The proceeds the Company receives for arranging financing contracts, and selling insurance and service contracts, are subject to chargebacks if the customer terminates the respective contract earlier than a stated period. These proceeds are recorded as variable consideration, net of estimated chargebacks.

Retail revenue consists of sales of products, parts and services and other products, including RV accessories and supplies, and camping, hunting, fishing, skiing, snowboarding, bicycling, skateboarding, marine and watersport equipment and supplies. Revenue from products, parts, and services sales is recognized over time as work is completed, and when parts are delivered to our customers. For service and parts revenues recorded over time, the Company utilizes a method that considers total costs incurred to date and the applicable margin in relation to total expected efforts to complete our performance obligation in order to determine the appropriate amount of revenue to recognize over time. E-commerce sales are recognized when the product is shipped, net of anticipated merchandise returns which reduce revenue and cost of sales in the period that the related sales are recorded.

Contracts in Transit

Contracts in transit consist of amounts due from non-affiliated financing institutions on retail finance contracts from vehicle sales for the portion of the vehicle sales price financed by our customers. These retail installment sales contracts are typically funded within ten days of the initial approval of the retail installment sales contract by the third-party lender. Contracts in transit are included in current assets in our consolidated financial statements and totaled $53.2 million and $46.2 million as of December 31, 2018, and December 31, 2017, respectively.

Inventories, net

Dealership inventories consist primarily of new and used vehicles held for sale valued using the specific‑identification method and valued at the lower of cost or net realizable value. Cost includes purchase costs, reconditioning costs, dealer‑installed accessories, and freight. For vehicles accepted in trades, the cost is the fair value of such used vehicles at the time of the trade‑in. Dealership parts and accessories are valued at the lower of cost or net realizable value. Retail parts, accessories and other inventories primarily consist of retail travel and leisure specialty merchandise and are stated at lower of cost or net realizable value.

In assessing lower of cost or net realizable value for inventory, we consider (i) the aging of the inventory item, (ii) historical sales experience of the inventory item, and (iii) current market conditions and trends for the inventory item. We also review and consider the following metrics related to sales of inventory items (both on a recent and longer‑term historical basis): (i) days of supply in our inventory, and (ii) average selling price if sold at less than original cost. We then determine the appropriate level of reserve required to reduce our inventory to the lower of cost or market and record the resulting adjustment in the period in which we determine a loss has occurred. If future demand or market conditions for our products are less favorable than forecasted or if unforeseen circumstances negatively impact the utility of inventory, we may be required to record additional write‑downs, which would negatively affect the results of operations in the period when the write‑downs are recorded.

Goodwill and Other Intangible Assets

Goodwill is reviewed at least annually for impairment, and more often when impairment indicators are present. We have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its net book value. The qualitative analysis used contains inherent uncertainties, including significant estimates and assumptions related to growth rates, projected earnings and cost of capital. We are subject to financial risk to the extent that our assets and goodwill become impaired due to deterioration of the underlying businesses. The risk of an asset impairment loss may increase to the extent the underlying businesses’ earnings or projected earnings decline. During the fourth quarter of 2018, we performed our annual impairment assessment of the carrying value of our goodwill which resulted in the determination that the carrying value of the Retail reporting unit, which is comprised of the entire Retail segment, exceeded its estimated fair value by an amount that exceeded the reporting unit’s goodwill balance. The excess of the carrying value over the estimated fair value of this reporting unit was primarily due to a decline in segment income leading to lower expected future cash flows for this reporting unit. The Company recorded an impairment charge of $40.0 million in the fourth quarter of 2018 related to this reporting unit. The Retail reporting unit goodwill was reduced to zero. See Note 6 — Goodwill and Intangible Assets to our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K. Finite‑lived intangibles are recorded at cost, net of accumulated amortization and, if applicable, impairment charges. As of December 31, 2018, the approximate weighted average useful lives of our Consumer Services and Plans finite‑lived intangible assets are as follows: membership and customer lists – 5.3 years. The approximate weighted average useful lives of our Retail finite‑lived intangible assets are as follows: customer lists and domain names – 4.6 years, trademarks and trade names – 15.0 years, and websites – 8.4 years. The weighted-average useful life of all our finite-lived intangible assets is approximately 12.3 years.

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

Self‑Insurance Program

Self‑insurance reserves represent amounts established as a result of insurance programs under which we self‑insure portions of the business risks. We carry substantial premium‑paid, traditional risk transfer insurance for various business risks. We self‑insure and establish reserves for the retention on workers’ compensation insurance, general liability, automobile liability, professional errors and omission liability, and employee health claims. The self‑insured claims liability was approximately $15.7 million and $16.1 million as of December 31, 2018 and 2017 respectively. The determination of such claims and expenses and the appropriateness of the related liability is reviewed on a periodic basis. The self‑insurance accruals are calculated by third-party actuaries and are based on claims filed and include estimates for claims incurred but not yet reported. Projections of losses, including incurred, but not reported losses, are inherently uncertain because of the random nature of insurance claims and could be substantially affected if occurrences and claims differ significantly from these assumptions and historical trends. In addition, we have obtained letters of credit as required by insurance carriers. As of December 31, 2018, 2017, and 2016, these letters of credit were approximately $10.8 million, $12.2 million and $10.8 million, respectively. This includes $10.4 million, $8.9 million and $7.6 million for the years ended December 31, 2018, 2017 and 2016, respectively, issued under the Floor Plan Facility (see Note 4 — Inventories, net and Notes Payable — Floor Plan, net to our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K), and the balance issued under our Senior Secured Credit Facilities and Previous Senior Secured Credit Facilities, as applicable (see Note 8 — Long-Term Debt to our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K).

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

We are subject to federal and state income taxes. Tax laws, regulations, and administrative practices in various jurisdictions may be subject to significant change, with or without notice, due to economic, political, and other conditions, and significant judgment is required in evaluating and estimating our provision and accruals for these taxes. In addition, a number of jurisdictions in which we are subject to tax are actively pursuing changes to their tax laws applicable to corporate taxpayers, such as the recently enacted 2017 Tax Act. The 2017 Tax Act was signed into law on December 22, 2017. The 2017 Tax Act significantly revised the U.S. corporate income tax by, among other things, lowering the statutory corporate tax rate from 35% to 21% and eliminating certain deductions. The Company has completed its accounting under ASC Topic 740, Income Taxes, as it pertains to estimating the effects of the 2017 Tax Act. Pursuant to the SEC Staff Accounting Bulletin No. 118, the Company's measurement period for implementing the accounting changes required by the 2017 Tax Act closed on December 22, 2018. For the year ended December 31, 2018, there was no incremental impact on estimated values of the Tax Receivable Agreement liability and the Company’s deferred tax assets as a result of the 2017 Tax Act.

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

Tax Receivable Agreement Liability

As described in Note 11 — Income Taxes to the consolidated financial statements included in Part II, Item 8 of this Form 10-K, we are a party to the Tax Receivable Agreement under which we are contractually committed to pay the Continuing Equity Owners 85% of the amount of any tax benefits that we actually realize, or in some cases are deemed to realize, as a result of certain transactions (the “TRA Payments”). Amounts payable under the Tax Receivable Agreement are contingent upon, among other things, (i) generation of future taxable income over the term of the Tax Receivable Agreement and (ii) future changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits, then we would not be required to make the related TRA Payments. Therefore, we would only recognize a liability for TRA Payments if we determine if it is probable that we will generate sufficient future taxable income over the term of the Tax Receivable Agreement to utilize the related tax benefits. Estimating future taxable income is inherently uncertain and requires judgment. In projecting future taxable income, we consider our historical results and incorporate certain assumptions, including projected retail location openings, revenue growth, and operating margins, among others. As of December 31, 2018, our Tax Receivable Agreement liability was recorded at $134.2 million after reducing the liability by $100.8 million in the year ended December 31, 2017 to reflect our future tax benefit primarily as a result of the reduction in the federal tax rate due to the 2017 Tax Act. During the year ended December 31, 2018, the Tax Receivable Agreement liability was further adjusted to reflect new transactions, net of cash payments made. We concluded it is probable that we would have sufficient future taxable income to utilize the related tax benefits of the liability recorded. If we determine in the future that we will not be able to fully utilize all or part of the related tax benefits, we would derecognize the portion of the liability related the benefits not expected to be utilized.

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

Interest Rate Risk

Our operating results are subject to risk from interest rate fluctuations on our Senior Secured Credit Facilities and our Floor Plan Facility, which carries variable interest rates. Interest rate risk is the exposure to loss resulting from changes in the level of interest rates and the spread between different interest rates. Our Senior Secured Credit Facilities includes the Term Loan Facility and the Revolving Credit Facility with advances tied to a borrowing base and which bear interest at variable rates. Additionally, under our Floor

Plan Facilities we have the ability to draw on revolving floor plan arrangements, which bear interest at variable rates. Because our Senior Secured Credit Facilities and Floor Plan Facility bear interest at variable rates, we are exposed to market risks relating to changes in interest rates. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. As of December 31, 2018, we had no outstanding borrowings under our Revolving Credit Facility aside from letters of credit in the aggregate amount of $3.7 million outstanding under the Revolving Credit Facility, $1.2 billion of variable rate debt outstanding under our Term Loan Facility, net of $5.4 million of unamortized original issue discount and $13.4 million of finance costs, and $886.0 million in outstanding borrowings under our Floor Plan Facility, and $38.7 million under the Floor Plan Facility revolving line of credit. Based on December 31, 2018 debt levels, an increase or decrease of 1% in the effective interest rate would cause an increase or decrease in interest expense under our Term Loan Facility of $11.9 million over the next 12 months, an increase or decrease of 1% in the effective rate would cause an increase or decrease in interest under our Floor Plan Facility of approximately $8.9 million over the next 12 months, and an increase or decrease of 1% in the effective rate would cause an increase or decrease in interest under our Real Estate Facility of approximately $0.1 million over the next 12 months. We do not use derivative financial instruments for speculative or trading purposes, but this does not preclude our adoption of specific hedging strategies in the future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Camping World Holdings, Inc. and Subsidiaries

Consolidated Financial Statements

Years Ended December 31, 2018, 2017, and 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Camping World Holdings, Inc. and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Camping World Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2018, the related consolidated statements of income, stockholders' equity and members’ equity (deficit), and cash flows, for the year ended December 31, 2018, and the related notes and the schedules listed in the Index at Item 15(a)(2) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2019, expressed an adverse opinion on the Company's internal control over financial reporting because of material weaknesses.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Los Angeles, California

March 14, 2019

We have served as the Company's auditor since 2018.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Camping World Holdings, Inc. and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Camping World Holdings, Inc. and subsidiaries (the Company) as of December 31, 2017, the related consolidated statements of income, stockholders’ and members’ equity (deficit) and cash flows, for each of the two years in the period ended December 31, 2017, and the related notes and the financial statement schedules listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

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

/s/ Ernst & Young LLP

We served as the Company’s auditor from 2013 to 2018.

Los Angeles, California

March 13, 2018,

except for the effects on the consolidated financial statements and schedule of the revisions to correct errors as described in Note 1 and the realignment of segments described in Note 22, as to which the date is

March 14, 2019

Camping World Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands Except Share and Per Share Amounts)

	December 31,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$138,557	$224,163
Contracts in transit	53,214	46,227
Accounts receivable, less allowance for doubtful accounts of $4,398 and $2,700 in 2018 and 2017, respectively	85,711	79,881
Inventories	1,558,970	1,415,915
Prepaid expenses and other assets	51,710	41,138
Total current assets	1,888,162	1,807,324
Property and equipment, net	359,855	198,022
Deferred tax assets, net	145,943	152,683
Intangible assets, net	35,284	38,707
Goodwill	359,117	348,387
Other assets	18,326	21,903
Total assets	$2,806,687	$2,567,026
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$144,808	$125,616
Accrued liabilities	124,619	101,929
Deferred revenues and gains	88,054	77,669
Current portion of capital lease obligations	23	844
Current portion of Tax Receivable Agreement liability	9,446	8,906
Current portion of long-term debt	12,977	9,465
Notes payable – floor plan, net	885,980	974,043
Other current liabilities	39,211	32,662
Total current liabilities	1,305,118	1,331,134
Capital lease obligations, net of current portion	—	23
Right to use liability	5,147	10,193
Tax Receivable Agreement liability, net of current portion	124,763	130,826
Revolving line of credit	38,739	—
Long-term debt, net of current portion	1,152,888	907,437
Deferred revenues and gains	67,157	64,061
Other long-term liabilities	79,958	51,589
Total liabilities	2,773,770	2,495,263
Commitments and contingencies
Stockholders' equity:
Preferred stock, par value $0.01 per share – 20,000,000 shares authorized; none issued and outstanding as of December 31, 2018 and December 31, 2017	—	—
Class A common stock, par value $0.01 per share – 250,000,000 shares authorized; 37,278,690 issued and 37,192,364 outstanding as of December 31, 2018 and 36,758,233 issued and 36,749,072 outstanding as of December 31, 2017	372	367
Class B common stock, par value $0.0001 per share – 75,000,000 shares authorized; 69,066,445 issued; and 50,706,629 outstanding as of December 31, 2018 and 50,836,629 outstanding as of December 31, 2017	5	5
Class C common stock, par value $0.0001 per share – one share authorized, issued and outstanding as of December 31, 2018 and December 31, 2017	—	—
Additional paid-in capital	47,531	42,520
Retained (deficit) earnings	(3,370)	7,619
Total stockholders' equity attributable to Camping World Holdings, Inc.	44,538	50,511
Non-controlling interests	(11,621)	21,252
Total stockholders' equity	32,917	71,763
Total liabilities and stockholders' equity	$2,806,687	$2,567,026

See accompanying Notes to Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Consolidated Statements of Income

(In Thousands Except Per Share Amounts)

	Year Ended December 31,
	2018	2017	2016
Revenue:
Consumer services and plans	$214,052	$195,614	$184,773
New vehicles	2,512,854	2,435,928	1,862,195
Used vehicles	732,017	668,860	703,326
Dealership parts, services and other	279,438	246,898	220,422
Finance and insurance, net	383,711	326,609	225,994
Retail	669,945	405,921	319,597
Total revenue	4,792,017	4,279,830	3,516,307
Costs applicable to revenue (exclusive of depreciation and amortization shown separately below):
Consumer services and plans	86,687	81,822	79,272
New vehicles	2,188,735	2,086,229	1,596,863
Used vehicles	568,400	506,093	557,253
Dealership parts, services and other	140,076	128,851	112,513
Retail	445,187	235,921	176,673
Total costs applicable to revenue	3,429,085	3,038,916	2,522,574
Operating expenses:
Selling, general, and administrative	1,069,359	853,160	691,884
Debt restructure expense	380	387	1,218
Depreciation and amortization	49,322	31,545	24,695
Goodwill impairment	40,046	—	—
Loss (gain) on sale of assets	2,810	(133)	(564)
Total operating expenses	1,161,917	884,959	717,233
Income from operations	201,015	355,955	276,500
Other income (expense):
Floor plan interest expense	(38,315)	(27,690)	(18,854)
Other interest expense, net	(63,329)	(42,959)	(48,318)
Loss on debt restructure	(1,676)	(462)	(5,052)
Tax Receivable Agreement liability adjustment	(1,324)	100,758	—
Total other income (expense)	(104,644)	29,647	(72,224)
Income before income taxes	96,371	385,602	204,276
Income tax expense	(30,790)	(154,910)	(5,800)
Net income	65,581	230,692	198,476
Less: net income attributable to non-controlling interests	(55,183)	(200,839)	(9,591)
Net income attributable to Camping World Holdings, Inc.	$10,398	$29,853	$188,885

Earnings per share of Class A common stock (1):
Basic	$0.28	$1.12	0.08
Diluted	$0.28	$1.12	0.07
Weighted average shares of Class A common stock outstanding:
Basic	36,985	26,622	18,766
Diluted	88,878	26,622	83,602

(1)	Basic and diluted earnings per Class A common stock is applicable only for periods after the Company’s IPO. See Note 21 — Earnings Per Share.

See accompanying Notes to Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ and Members’ Equity (Deficit)

(In Thousands Except Unit Amounts)

										Additional		Non-
	Member Units		Members'	Class A Common Stock		Class B Common Stock		Class C Common Stock		Paid-In	Retained	Controlling
	Units	Amounts	Deficit	Shares	Amounts	Shares	Amounts	Shares	Amounts	Capital	Earnings	Interest	Total
Balance at January 1, 2016	155,559	—	(321,445)	—	—	—	—	—	—	—	—	—	$(321,445)
Net income prior to the Reorganization Transactions	—	—	187,363	—	—	—	—	—	—	—	—	—	187,363
Membership units redeemed prior to the Reorganization Transactions	(1,763)	—	(17,000)	—	—	—	—	—	—	—	—	—	(17,000)
Members' distributions prior to the Reorganization Transactions	—	—	(197,922)	—	—	—	—	—	—	—	—	—	(197,922)
Non-cash distributions prior to the Reorganization Transactions	—	—	(38,838)	—	—	—	—	—	—	—	—	—	(38,838)
Equity-based compensation recognized prior to the Reorganization Transactions	—	—	949	—	—	—	—	—	—	—	—	—	949
Effect of the Reorganization Transactions	(153,796)	—	386,893	7,064	71	62,003	6	—	—	(23,504)	—	(348,885)	14,581
Issuance of Class A common stock sold in initial public offering, net of underwriting discounts, commissions and offering costs	—	—	—	11,872	118	—	—	—	—	233,958	—	—	234,076
Non-controlling interest adjustment for purchase of common units from CWGS, LLC with proceeds from initial public offering	—	—	—	—	—	—	—	—	—	(234,486)	—	234,486	—
Equity-based compensation recognized subsequent to Reorganization Transactions	—	—	—	—	—	—	—	—	—	648	—	—	648
Distributions to holders of LLC Units	—	—	—	—	—	—	—	—	—	—	—	(21,223)	(21,223)
Dividends subsequent to the Reorganization Transactions(1)	—	—	—	—	—	—	—	—	—	—	(1,515)	—	(1,515)
Establishment of liabilities under the Tax Receivable Agreement and related changes to deferred tax assets associated with that liability	—	—	—	—	—	—	—	—	—	(11,794)	—	—	(11,794)
Non-controlling interest adjustment	—	—	—	—	—	—	—	—	—	1,452	—	(1,452)	—
Net income subsequent to the Reorganization Transactions	—	—	—	—	—	—	—	—	—	—	1,522	9,591	11,113
Balance at December 31, 2016	—	—	—	18,936	189	62,003	6	—	—	(33,726)	7	(127,483)	(161,007)
Issuance of Class A common stock sold in a public offering, net of underwriting discounts, commissions and offering costs	—	—	—	4,600	46	—	—	—	—	121,203	—	—	121,249
Non-controlling interest adjustment for purchase of common units from CWGS, LLC with proceeds from a public offering	—	—	—	—	—	—	—	—	—	(87,203)	—	87,203	—
Issuance of Class A common stock for an acquisition by a subsidiary	—	—	—	164	1	—	—	—	—	5,719	—	—	5,720
Non-controlling interest adjustment for capital contribution of Class A common stock for an acquisition by a subsidiary	—	—	—	—	—	—	—	—	—	(3,678)	—	3,678	—
Equity-based compensation	—	—	—	—	—	—	—	—	—	5,109	—	—	5,109
Exercise of stock options	—	—	—	80	1	—	—	—	—	1,731	—	—	1,732
Non-controlling interest adjustment for capital contribution of proceeds from the exercise of stock options	—	—	—	—	—	—	—	—	—	(970)	—	970	—
Vesting of restricted stock units	—	—	—	33	—	—	—	—	—	257	—	(257)	—
Repurchases of Class A common stock for withholding taxes on vested RSUs	—	—	—	(9)	—	—	—	—	—	(368)	—	—	(368)
Redemption of LLC common units for Class A common stock	—	—	—	12,945	130	(11,166)	(1)	—	—	177,747	—	(881)	176,995

										Additional		Non-
	Member Units		Members'	Class A Common Stock		Class B Common Stock		Class C Common Stock		Paid-In	Retained	Controlling
	Units	Amounts	Deficit	Shares	Amounts	Shares	Amounts	Shares	Amounts	Capital	Earnings	Interest	Total
Distributions to holders of LLC common units	—	—	—	—	—	—	—	—	—	—	—	(149,633)	(149,633)
Dividends(1)	—	—	—	—	—	—	—	—	—	—	(22,241)	—	(22,241)
Establishment of liabilities under the Tax Receivable Agreement and related changes to deferred tax assets associated with that liability	—	—	—	—	—	—	—	—	—	(136,485)	—	—	(136,485)
Non-controlling interest adjustment	—	—	—	—	—	—	—	—	—	(6,816)	—	6,816	—
Net income	—	—	—	—	—	—	—	—	—	—	29,853	200,839	230,692
Balance at December 31, 2017	—	—	—	36,749	367	50,837	5	—	—	42,520	7,619	21,252	71,763
Adoption of accounting standard (see Note 1 — Summary of Significant Accounting Policies)	—	—	—	—	—	—	—	—	—	—	1,310	2,476	3,786
Equity-based compensation	—	—	—	—	—	—	—	—	—	14,088	—	—	14,088
Exercise of stock options	—	—	—	7	—	—	—	—	—	149	—	—	149
Non-controlling interest adjustment for capital contribution of proceeds from the exercise of stock options	—	—	—	—	—	—	—	—	—	(86)	—	86	—
Vesting of restricted stock units	—	—	—	298	3	—	—	—	—	881	—	(884)	—
Repurchases of Class A common stock for withholding taxes on vested RSUs	—	—	—	(77)	(1)	—	—	—	—	(1,364)	—	—	(1,365)
Disgorgement of short-swing profits by Section 16 officer	—	—	—	—	—	—	—	—	—	557	—	—	557
Redemption of LLC common units for Class A common stock	—	—	—	215	3	(130)	—	—	—	4,536	—	(153)	4,386
Distributions to holders of LLC common units	—	—	—	—	—	—	—	—	—	—	—	(101,755)	(101,755)
Dividends(1)	—	—	—	—	—	—	—	—	—	—	(22,697)	—	(22,697)
Establishment of liabilities under the Tax Receivable Agreement and related changes to deferred tax assets associated with that liability	—	—	—	—	—	—	—	—	—	(1,576)	—	—	(1,576)
Non-controlling interest adjustment	—	—	—	—	—	—	—	—	—	(12,174)	—	12,174	—
Net income	—	—	—	—	—	—	—	—	—	—	10,398	55,183	65,581
Balance at December 31, 2018	—	$—	$—	37,192	$372	50,707	$5	—	$—	$47,531	$(3,370)	$(11,621)	$32,917

(1)	The Company declared dividends per share of Class A common stock of $0.61, $0.74, and $0.08 per share in 2018, 2017, and 2016, respectively.

See accompanying Notes to Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In Thousands)

	Year Ended December 31,
	2018	2017	2016
Operating activities
Net income	$65,581	$230,692	$198,476

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	49,322	31,545	24,695
Equity-based compensation	14,088	5,109	1,597
Loss on debt restructure	1,676	462	5,052
Goodwill impairment	40,046	—	—
Loss (gain) on sale of assets	2,810	(133)	(564)
Provision for losses on accounts receivable	2,444	839	1,332
Accretion of original debt issuance discount	1,034	942	1,127
Non-cash interest	5,068	4,360	4,543
Deferred income taxes	11,364	130,966	3,658
Tax Receivable Agreement liability adjustment	1,324	(100,758)	—
Change in assets and liabilities, net of acquisitions:
Receivables and contracts in transit	(16,550)	(38,019)	(10,932)
Inventories	(99,610)	(342,780)	(30,964)
Prepaid expenses and other assets	(8,290)	(20,244)	(4,625)
Checks in excess of bank balance	3,942	6,585	(7,478)
Accounts payable and other accrued expenses	45,230	52,155	13,915
Payment pursuant to Tax Receivable Agreement	(8,914)	(203)	—
Accrued rent for cease-use locations	(488)	(91)	945
Deferred revenue and gains	12,448	12,943	6,143
Other, net	13,767	9,315	8,855
Net cash provided by (used in) operating activities	136,292	(16,315)	215,775

Investing activities
Purchases of property and equipment	(133,557)	(59,559)	(39,866)
Purchase of real property	(120,802)	(21,212)	(17,077)
Proceeds from the sale of real property	56,932	6,000	15,892
Purchases of businesses, net of cash acquired	(99,240)	(392,956)	(78,606)
Proceeds from sale of property and equipment	3,978	795	3,870
Purchase of intangible assets	—	(1,523)	—
Net cash used in investing activities	$(292,689)	$(468,455)	$(115,787)

Camping World Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (continued)

(In Thousands)

	Year Ended December 31,
	2018	2017	2016
Financing activities
Proceeds from long-term debt	$329,775	$299,246	$188,137
Payments on long-term debt	(82,820)	(7,916)	(288,520)
Net (payments) borrowings on notes payable – floor plan, net	(85,446)	358,478	34,785
Borrowings on revolving line of credit	45,164	—	12,000
Payments on revolver	(6,425)	—	(12,000)
Payments of principal on capital lease obligations	(844)	(1,198)	(1,465)
Payments of principal on right to use liability	(161)	(150)	(200)
Payment of debt issuance costs	(3,345)	(4,604)	(7,085)
Proceeds from issuance of Class A common stock sold in an initial public offering net of underwriter discounts and commissions	—	—	234,185
Proceeds from issuance of Class A common stock sold in a public offering net of underwriter discounts, commissions and offering expenses	—	121,395	6
Dividends on Class A common stock	(22,697)	(22,241)	(1,515)
Proceeds from exercise of stock options	153	1,728	—
RSU shares withheld for tax	(1,365)	(368)	—
Disgorgement of short-swing profits by Section 16 officer	557	—	—
Members' distributions	(101,755)	(149,633)	(236,145)
Net cash (used in) provided by financing activities	70,791	594,737	(77,817)

Increase (decrease) in cash and cash equivalents	(85,606)	109,967	22,171
Cash and cash equivalents at beginning of the period	224,163	114,196	92,025
Cash and cash equivalents at end of the period	$138,557	$224,163	$114,196

See accompanying Notes to Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2018

1. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Camping World Holdings, Inc. (“CWH”) and its subsidiaries (collectively, the “Company”), and are presented in accordance with accounting principles generally accepted in the United States (“GAAP”). All intercompany accounts and transactions of the Company and its subsidiaries have been eliminated in consolidation.

CWH was formed on March 8, 2016 as a Delaware corporation for the purpose of facilitating an initial public offering (the “IPO”) and other related transactions in order to carry on the business of CWGS Enterprises, LLC (“CWGS, LLC”). CWGS, LLC was formed in March 2011 when it received, through contribution from its then parent company, all of the membership interests of Affinity Group Holding, LLC and FreedomRoads Holding Company, LLC (“FreedomRoads”). The IPO and related reorganization transactions (the “Reorganization Transactions”) that occurred on October 6, 2016 (see Note 18 — Stockholders’ Equity for a discussion of these transactions) resulted in CWH as the sole managing member of CWGS, LLC, with CWH having sole voting power in and control of the management of CWGS, LLC. Despite its position as sole managing member of CWGS, LLC, CWH has a minority economic interest in CWGS, LLC. As of December 31, 2018, 2017 and 2016, CWH owned 41.9%, 41.5% and 22.6%, respectively, of CWGS, LLC. Accordingly, the Company consolidates the financial results of CWGS, LLC and reports a non-controlling interest in its consolidated financial statements. As the Reorganization Transactions are considered transactions between entities under common control, the financial statements for the periods prior to the IPO and related Reorganization Transactions have been adjusted to combine the previously separate entities for presentation purposes.

The Company does not have any components of other comprehensive income recorded within its consolidated financial statements, and, therefore, does not separately present a statement of comprehensive income in its consolidated financial statements.

Description of the Business

CWGS, LLC is a holding company and operates through its subsidiaries. The Company realigned the structure of its internal organization during the three months ended September 30, 2018 in a manner that caused the composition of its reportable segments to change to the following three segments: (i) Consumer Services and Plans, (ii) Dealership, and (iii) Retail. The Company’s reportable segment financial information has been recast to reflect the updated reportable segment structure for all periods presented. See Note 22 to Consolidated Financial Statements for further information about the Company’s segments. The Company primarily provides Consumer Services and Plans offerings under its Good Sam brand, its Dealership offerings under its Camping World brand, and its Retail products primarily under the Camping World and Gander Outdoors brands. Within the Consumer Services and Plans segment, the Company primarily derives revenue from the sale of the following offerings: emergency roadside assistance; property and casualty insurance programs; travel assist programs; extended vehicle service contracts; co-branded credit cards; vehicle financing and refinancing; club memberships; and publications and directories. Within the Dealership segment, the Company primarily derives revenue from the sale of new and used recreational vehicles (“RVs”), sale of RV parts, services and other, and commissions on the related finance and insurance contracts. Within the Retail segment, the Company primarily derives revenue from the sale of the following: products, parts, accessories, supplies and service for RVs, and equipment, gear and supplies for camping, hunting, fishing, skiing, snowboarding, bicycling, skateboarding, marine and watersport and other outdoor activities. As noted above, both the Dealership and Retail segments derive revenue from the sale of parts, services and other revenues since certain retail locations without associated dealerships have the capability to perform RV repair and maintenance services. Additionally, certain RV parts and accessories can be sold to customers at a dealership or retail location. The revenues and related costs of revenues for these parts and services are recorded in the segment that enters into the transaction with the customer, either Dealership or Retail. The Company primarily operates in various regions throughout the United States and markets its products and services to RV owners and outdoor enthusiasts.

Through dealership acquisitions, retail expansions and the opening of new greenfield locations, we have expanded our number of retail locations to 227 on December 31, 2018 from 153 on December 31, 2017. The table below summarizes our store locations as of December 31, 2018, 2017 and 2016:

	2018	2017	2016
Co-habited Dealership and Retail locations	126	116	104
Stand-alone Dealership locations	15	8	1
Stand-alone Retail locations	86	29	17
Total locations	227	153	122

Revisions for Correction of Immaterial Errors

The Company corrected for errors that were immaterial to previously-reported consolidated financial statements. These errors were identified in connection with the preparation of the financial statements for the year ended December 31, 2018, and related primarily to i) the cancellation reserve for certain of its finance and insurance offerings within the Dealership segment in other current liabilities and other long-term liabilities, ii) the calculation of the Tax Receivable Agreement liability that arose from transactions in 2017, iii) the classification in the consolidated statements of cash flows of non-cash capital expenditures included in accounts payable and non-cash leasehold improvements paid by lessor in other, net, iv) the adoption of Accounting Standards Codification (“ASC”) No. 606, Revenue from Contracts with Customers (“ASC 606”) on January 1, 2018, and v) certain disclosures described in Note 5 — Property and Equipment, net and Note 6 — Goodwill and Intangible Assets. The Company evaluated the materiality of these errors both qualitatively and quantitatively in accordance with Staff Accounting Bulletin (“SAB”) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, and determined the effect of these corrections was not material to the previously issued financial statements. However, correcting the cumulative error during the year ended December 31, 2018 would have been material to the current period. Therefore, the amounts in the previous periods have been revised to reflect the correction of these errors.

Additionally, the Company revised members’ equity (deficit) as of January 1, 2016, to correct these errors as of the beginning of the earliest year presented in these consolidated financial statements, resulting in an increase of $14.2 million from the previously reported amount of $307.2 million to the corrected amount of $321.4 million. The consolidated Statements of Stockholders’ and Members’ Equity for the years ended December 31, 2017 and 2016 have also been revised to include the changes to net income and additional paid-in capital as noted below. The following table presents the effect of the error correction on the Company’s consolidated balance sheet for the period indicated:

	As of December 31, 2017
($ in thousands)	As Reported	Adjustment	As Corrected
Prepaid expenses and other assets	$32,721	$8,417	$41,138
Total current assets	1,798,907	8,417	1,807,324
Deferred tax assets, net	155,551	(2,868)	152,683
Total assets	2,561,477	5,549	2,567,026
Current portion of Tax Receivable Agreement liability	8,093	813	8,906
Other current liabilities	22,510	10,152	32,662
Total current liabilities	1,320,169	10,965	1,331,134
Tax Receivable Agreement liability, net of current portion	129,596	1,230	130,826
Other long-term liabilities	39,161	12,428	51,589
Total liabilities	2,470,640	24,623	2,495,263
Additional paid-in capital	49,941	(7,421)	42,520
Retained earnings	6,192	1,427	7,619
Total stockholders' equity attributable to Camping World Holdings, Inc.	56,505	(5,994)	50,511
Non-controlling interests	34,332	(13,080)	21,252
Stockholders' equity (deficit)	90,837	(19,074)	71,763
Total liabilities and stockholders' equity	2,561,477	5,549	2,567,026

The following table presents the effect of the error corrections on the consolidated statements of income for the periods indicated:

	Year Ended December 31, 2017			Year Ended December 31, 2016
($ in thousands except per share amounts)	As Reported	Adjustment	As Corrected	As Reported	Adjustment	As Corrected
Revenue:
Finance and insurance, net	$332,034	$(5,425)	$326,609	$228,684	$(2,690)	$225,994
Total revenue	4,285,255	(5,425)	4,279,830	3,518,997	(2,690)	3,516,307
Income from operations	361,380	(5,425)	355,955	279,190	(2,690)	276,500
Tax Receivable Agreement liability adjustment	99,687	1,071	100,758	—	—	—
Income before income taxes	389,956	(4,354)	385,602	206,966	(2,690)	204,276
Income tax expense	(156,982)	2,072	(154,910)	(5,907)	107	(5,800)
Net income	232,974	(2,282)	230,692	201,059	(2,583)	198,476
Net income attributable to non-controlling interests	(204,612)	3,773	(200,839)	(9,942)	351	(9,591)
Net income attributable to Camping World Holdings, Inc.	28,362	1,491	29,853	191,117	(2,232)	188,885
Earnings per share of Class A common stock:
Basic	$1.07	$0.05	$1.12	$0.08	$—	$0.08
Diluted	$1.07	$0.05	$1.12	$0.07	$—	$0.07

The following table presents the effect of the error corrections on the consolidated statements of cash flows for the periods indicated:

	Year Ended December 31, 2017			Year Ended December 31, 2016
($ in thousands except per share amounts)	As Reported	Adjustment	As Corrected	As Reported	Adjustment	As Corrected
Net income	$232,974	$(2,282)	$230,692	$201,059	$(2,583)	$198,476
Adjustments to reconcile net income to net cash used in operating activities:
Deferred income taxes	124,622	6,344	130,966	3,765	(107)	3,658
Tax Receivable Agreement liability adjustment	(99,687)	(1,071)	(100,758)	—	—	—
Prepaid expenses and other assets	(11,827)	(8,417)	(20,244)	(4,625)	—	(4,625)
Accounts payable and other accrued expenses	53,646	(1,491)	52,155	12,310	1,605	13,915
Other, net	9,619	(304)	9,315	7,686	1,169	8,855
Net cash provided by (used in) operating activities	(9,094)	(7,221)	(16,315)	215,691	84	215,775
Cash flows from investing activities:
Purchases of property and equipment	(66,780)	7,221	(59,559)	(39,782)	(84)	(39,866)
Net cash used in investing activities	(475,676)	7,221	(468,455)	(115,703)	(84)	(115,787)

The impact of these error corrections to relevant segment and quarterly financial information is presented in Notes 22 and 23 to these consolidated financial statements, respectively.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. The Company bases its estimates and judgments on historical experience and other assumptions that management believes are reasonable. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ materially from these estimates. The Company periodically evaluates estimates and assumptions used in the preparation of the financial statements and makes changes on a prospective basis when adjustments are necessary. Significant estimates made in the accompanying Consolidated Financial Statements include certain assumptions related to accounts receivable, inventory, goodwill, intangible assets, long‑lived assets, program cancellation reserves, and accruals related to self‑insurance programs, estimated tax liabilities and other liabilities.

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

Contracts in Transit

Contracts in transit consist of amounts due from non-affiliated financing institutions on retail finance contracts from vehicle sales for the portion of the vehicle sales price financed by the Company’s customers. These retail installment sales contracts are typically funded within ten days of the initial approval of the retail installment sales contract by the third-party lender.

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

The Company has cash deposited in various financial institutions that is in excess of the insurance limits provided by the Federal Deposit Insurance Corporation. The amount in excess of FDIC limits at December 31, 2018 and 2017 was approximately $142.2 million and $227.9 million, respectively.

The Company is potentially subject to concentrations of credit risk in accounts receivable. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers and their geographic dispersion.

Inventories, net

Dealership inventories consist primarily of new and used recreational vehicles held for sale valued using the specific‑identification method and valued at the lower of cost or net realizable value. Cost includes purchase costs, reconditioning costs, dealer‑installed accessories, and freight. For vehicles accepted in trades, the cost is the fair value of such used vehicles at the time of the trade‑in. Dealership parts and accessories are valued at the lower of cost or net realizable value. Retail parts, accessories, and other inventories primarily consist of retail travel and leisure specialty merchandise and are stated at lower of cost or net realizable value. The cost of Retail inventory consists of the direct cost of the merchandise including freight.

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

Goodwill and Other Intangible Assets

Goodwill is reviewed at least annually for impairment, and more often when impairment indicators are present (see Note 6 – Goodwill and Intangible Assets). Finite‑lived intangibles are recorded at cost, net of accumulated amortization and, if applicable, impairment charges. As of December 31, 2018, the approximate weighted average useful lives of our Consumer Services and Plans finite‑lived intangible assets are as follows: membership and customer lists – 5.3 years. The approximate weighted average useful lives of our Retail finite‑lived intangible assets are as follows: customer lists and domain names – 4.6 years, trademarks and trade names – 15.0 years, and websites – 8.4 years. The weighted-average useful life of all our finite-lived intangible assets is approximately 12.3 years.

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

Self‑Insurance Program

Self‑insurance reserves represent amounts established as a result of insurance programs under which the Company self‑insures portions of the business risks. The Company carries substantial premium‑paid, traditional risk transfer insurance for various business risks. The Company self‑insures and establishes reserves for the retention on workers’ compensation insurance, general liability, automobile liability, professional errors and omission liability, and employee health claims. The self‑insured claims liability was approximately $15.7 million and $16.1 million at December 31, 2018 and 2017, respectively. The determination of such claims and expenses and the appropriateness of the related liability are continually reviewed and updated. The self‑insurance accruals are calculated by actuaries and are based on claims filed and include estimates for claims incurred but not yet reported. Projections of future losses, including incurred but not reported losses, are inherently uncertain because of the random nature of insurance claims and could be substantially affected if occurrences and claims differ significantly from these assumptions and historical trends. In addition, the Company has obtained letters of credit as required by insurance carriers. As of December 31, 2018 and 2017, these letters of credit were approximately $14.0 million and $12.2 million, respectively. This includes $10.4 million and $8.9 million as of December 31, 2018 and 2017, respectively, issued under the FreedomRoads, LLC Floor Plan Facility (see Note 4 — Inventories and Notes Payable — Floor Plan, net), and the balance issued under the Company’s Senior Secured Credit Facilities (see Note 8 — Long‑Term Debt).

Long‑Term Debt

The fair value of the Company’s long‑term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered for debt of the same or similar remaining maturities.

Revenue Recognition

For periods after the adoption of ASC 606 on January 1, 2018 (see Note 2 — Revenue):

Revenues are recognized by the Company when control of the promised goods or services is transferred to its customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Sales and other taxes collected from the customer concurrent with revenue-producing activities are excluded from revenue. Incidental items that are immaterial in the context of the contract are recognized as expense. The Company’s contracts with customers may include multiple performance obligations. For such arrangements, the Company allocates revenue to each performance obligation based on its relative stand-alone selling price. The Company generally determines stand-alone selling prices based on the prices charged to customers or using the adjusted market assessment approach. The Company presents disaggregated revenue on its consolidated statements of operations.

Consumer Services and Plans revenue consists of revenue from club memberships, publications, consumer shows, and marketing and royalty fees from various consumer services and plans. Certain Consumer Services and Plans revenue is generated from annual, multiyear and lifetime memberships. The revenue and expenses associated with these memberships are deferred and amortized over the membership period. Unearned revenue and profit are subject to revisions as the membership progresses to completion. Revisions to membership period estimates would change the amount of income and expense amortized in future accounting periods. For lifetime memberships, an 18-year period is used, which is the actuarially determined estimated fulfillment period. Roadside Assistance (“RA”) revenues are deferred and recognized over the contractual life of the membership. RA claim expenses are recognized when incurred. Royalty revenue is earned under the terms of an arrangement with a third-party credit card provider based on a percentage of the Company’s co-branded credit card portfolio retail spending with such third-party credit card provider and for acquiring new cardholders. Marketing fees for finance, insurance, extended service and other similar products are recognized as variable consideration, net of estimated cancellations, if applicable, when a product contract payment has been received or financing has been arranged. These marketing fees are recorded net as the Company acts as an agent in the transaction. The related estimate for cancellations on the marketing fees for multi-year finance and insurance products utilize actuarial analysis to estimate the exposure. Promotional expenses consist primarily of direct mail advertising expenses and renewal expenses and are expensed at the time related materials are mailed. Newsstand sales of publications and related expenses are recorded as variable consideration at the time of delivery, net of estimated returns. Subscription sales of publications are reflected in income over the lives of the subscriptions. The related selling expenses are expensed as incurred. Advertising revenues and related expenses are recorded at the time of delivery. Revenue and related expenses for consumer shows are recognized when the show occurs.

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

Retail revenue consists of sales of products, parts and services and other products, including RV accessories and supplies, and camping, hunting, fishing, skiing, snowboarding, bicycling, skateboarding, marine and watersport equipment and supplies. Revenue from products, parts, and services sales is recognized over time as work is completed, and when parts are delivered to our customers. For service and parts revenues recorded over time, the Company utilizes a method that considers total costs incurred to date and the applicable margin in relation to total expected efforts to complete our performance obligation in order to determine the appropriate amount of revenue to recognize over time. E-commerce sales are recognized when the product is shipped and recorded as variable consideration, net of anticipated merchandise returns which reduce revenue and cost of sales in the period that the related sales are recorded.

For periods prior to the adoption of ASC 606 on January 1, 2018 (see Note 2 — Revenue):

Revenue is recognized when persuasive evidence of an arrangement exists, services or products have been provided to the customers, fees are fixed or determinable, and collectability is reasonably assured. Sales and other taxes collected from the customer concurrent with revenue-producing activities are excluded from revenue.

Consumer Services and Plans revenue consists of membership clubs, publications, consumer shows, and marketing and royalty fees from various Consumer Services and Plans. Certain Consumer Services and Plans revenue is generated from annual, multiyear and lifetime memberships. The revenue and expenses associated with these memberships are deferred and amortized over the membership period. Unearned revenue and profit are subject to revisions as the membership progresses to completion. Revisions to membership period estimates would change the amount of income and expense amortized in future accounting periods. For lifetime memberships, an 18 year period is used, which is the actuarially determined estimated fulfillment period. RA revenues are deferred and recognized over the life of the membership. RA claim expenses are recognized when incurred.

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

Royalty revenue is earned under the terms of an arrangement with a third party credit card provider based on a percentage of our co-branded credit card portfolio retail spend with such third party credit card provider.

Marketing fees for finance, insurance, extended service and other similar products are recognized, net of a reserve for estimated cancellations, if applicable, when a product contract payment has been received or financing has been arranged. These marketing fees are recorded net as the Company acts as an agent in the transaction. The related estimate for cancellations on the marketing fees for multi-year finance and insurance products utilize actuarial analysis to estimate the exposure.

Promotional expenses, consisting primarily of direct mail advertising, are deferred and expensed over the period of expected future benefit, typically three months based on historical actual response rates. Renewal expenses are expensed at the time related materials are mailed.

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

Advertising Expense

At December 31, 2017, $6.5 million of advertising expenses were capitalized as direct response advertising, of which $5.2 million was reported as assets and $1.2 million was reported net of related deferred revenue. As of January 1, 2018, the Company implemented ASC 606, which removed the guidance for capitalization of direct response advertising that is now expensed as incurred. Other advertising expenses were expensed as incurred. Advertising expenses for the years ended December 31, 2018, 2017 and 2016 were $112.4 million, $86.6 million and $76.0 million, respectively.

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

Shipping and Handling Fees and Costs

The Company reports shipping and handling costs billed to customers as a component of revenues, and related costs are reported as a component of costs applicable to revenues. For the years ended December 31, 2018, 2017, and 2016, $4.9 million, $4.1 million, and $2.3 million of shipping and handling fees, respectively, were included in the Retail segment as revenue.

Income Taxes

The Company recognizes deferred tax assets and liabilities based on the asset and liability method, which requires an adjustment to the deferred tax asset or liability to reflect income tax rates currently in effect. When income tax rates increase or decrease, a corresponding adjustment to income tax expense is recorded by applying the rate change to the cumulative temporary differences. The Company recognizes the tax benefit from an uncertain tax position in accordance with accounting guidance on accounting for uncertainty in income taxes. The Company classifies interest and penalties relating to income taxes as income tax expense. See Note 11 — Income Taxes.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). This ASU addresses several specific cash flow issues with the objective of reducing the diversity in practice of how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The Company adopted the amendments of this ASU on January 1, 2018, and the adoption did not materially impact its consolidated financial statements, results of operations, or statements of cash flows.

In August 2018, the FASB issued ASU No. 2018-13, Changes to the Disclosure Requirements for Fair Value Measurement (Topic 820) (“ASU 2018-13”). This standard eliminates, amends, and adds disclosure requirements for fair value measurements. The amended and new disclosure requirements primarily relate to Level 3 fair value measurements. The standard will be effective for fiscal years beginning after December 15, 2019. The removal and amendment of certain disclosures may be early adopted with retrospective application while the new disclosure requirements are to be applied prospectively. The Company early adopted the amendments of this ASU on October 1, 2018, and the adoption did not materially impact its consolidated financial statements or results of operations.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02” or “ASC 842”). The FASB has subsequently issued several related ASUs that clarified the implementation guidance for certain aspects of ASU 2016-02, which are effective upon the adoption of ASU 2016-02. The amendments in this ASU relate to the accounting for leasing transactions. ASC 842 requires lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases (with the exception of short-term leases) at the lease commencement date and recognize expenses on the income statement in a similar manner to the current guidance in ASC 840, Leases ("ASC 840"). The lease liability will be measured as the present value of the unpaid lease payments and the right-of-use asset will be derived from the calculation of the lease liability adjusted for initial direct costs, prepaid lease payments, and lease incentives. Lease payments will include fixed and in-substance fixed payments, variable payments based on an index or rate, reasonably certain purchase options, termination penalties where the lease term reflects the election of a termination option, fees paid by the lessee to the owners of a special-purpose entity for restructuring the transaction, and probable amounts the lessee will owe under a residual value guarantee. Lease payments will not include variable lease payments other than those that depend on an index or rate, any guarantee by the lessee of the lessor’s debt, or any amount allocated to non-lease components. The discount rate used to derive the present value of unpaid lease payments will be based on the rates implicit in the lease, or if not available, the incremental borrowing rate.

The Company established a project team to evaluate and implement ASC 842, which is substantially complete with its implementation efforts. Based on analysis of the property leases and other contracts, the Company currently believes the most significant impact of ASC 842 on its accounting will be the balance sheet impact of its real estate operating leases, which will significantly increase assets and liabilities. In addition, ASC 842 eliminates the current build-to-suit lease accounting guidance and is expected to result in derecognition of build-to-suit assets and liabilities that remained on the balance sheet after the end of the construction period, including any related deferred taxes. Also, ASC 842 makes changes to sale-leaseback accounting to result in the recognition of the gain on the transaction at the time of the sale instead of recognizing over the leaseback period, when the transaction is deemed to be a sale instead of a financing arrangement. ASC 842 further changes the assessment of sale accounting from a transfer of risk and rewards assessment to a transfer of control assessment.

The Company plans to elect the package of practical expedients available under the transition provisions of ASC 842, including (i) not reassessing whether expired or existing contracts contain leases, (ii) lease classification, and (iii) not revaluing initial direct costs for existing leases. Also, the Company plans to elect the practical expedient which will allow aggregation of non-lease components with the related lease components when evaluating accounting treatment for equipment and billboard leases. Lastly, the Company will apply the modified retrospective adoption method, utilizing the simplified transition option available in ASC 842, which allows entities to continue to apply the legacy guidance in ASC 840, including its disclosure requirements, in the comparative periods presented in the year of adoption. The Company will adopt ASC 842 on January 1, 2019.

The expected impact of applying ASC 842 effective as of January 1, 2019, to the Company’s statements of income and cash flows is not expected to be significant. The expected major impacts to the balance sheet will be 1) the addition of between $785.0 million and $885.0 million in operating lease right-of-use assets, 2) the addition of between $835.0 million and $935.0 million of lease liabilities, 3) the removal of approximately $3.7 million, $8.2 million, and $54.2 million of property and equipment, net; deferred revenues and gains; and other liabilities, respectively, and 4) a cumulative-effect adjustment for the adoption of ASC 842 will be recorded to retained earnings and non-controlling interests for the net differences in assets and liabilities adjusted as a result of applying ASC 842, as described above. The Company does not expect the adoption of the ASC 842 to impact any of its existing debt covenants.

In August 2018, the FASB issued ASU No. 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”). This standard aligns the accounting for implementation costs incurred in a cloud computing arrangement that is a service arrangement (i.e., hosting arrangement) with the guidance on capitalizing costs in ASC 350-40, Internal-Use Software. The ASU permits either a prospective or retrospective transition approach. The standard will be effective for fiscal years beginning after December 15, 2019. The Company will adopt ASU 2018-15 on January 1, 2020. The Company is currently evaluating the impact that the adoption of the provisions of the ASU will have on its consolidated financial statements.

2. Revenue

Adoption of ASC 606, Revenue from Contracts with Customers

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

The following table details the cumulative effect of the changes made to the consolidated January 1, 2018 balance sheet for the adoption of ASC 606 (in thousands):

	Balance at	Adjustments	Balance at
	December 31,	Due to	January 1,
	2017	ASU 2014-09	2018
Assets
Accounts receivable, net	$79,881	$(1,489)	$78,392
Inventories	1,415,915	(5,142)	1,410,773
Prepaid expenses and other assets	41,138	4,508	45,646
Deferred tax assets, net	152,683	(303)	152,380
Other assets	21,903	(4,051)	17,852
Liabilities
Accrued liabilities	101,929	(6,598)	95,331
Deferred revenues and gains, current	77,669	857	78,526
Deferred revenues and gains, non-current	64,061	(471)	63,590
Other long-term liabilities	51,589	(4,051)	47,538
Equity
Retained earnings	7,619	1,310	8,929
Non-controlling interests	21,252	2,476	23,728

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

The following table details the impact of the adoption of ASC 606 on the consolidated balance sheet as of December 31, 2018 (in thousands):

	December 31, 2018
	As	Balances Without	Effect of Change
	Reported	Adoption of ASC 606	Higher/(Lower)
Assets
Accounts receivable, net	$85,711	$88,966	$(3,255)
Inventories	1,558,970	1,567,409	(8,439)
Prepaid expenses and other assets	51,710	42,823	8,887
Deferred tax assets, net	145,943	146,246	(303)
Other assets	18,326	23,515	(5,189)
Liabilities
Accrued liabilities	124,619	131,671	(7,052)
Deferred revenues and gains, current	88,054	87,806	248
Deferred revenues and gains, non-current	67,157	68,312	(1,155)
Other long-term liabilities	79,958	85,147	(5,189)
Equity
Retained earnings	(3,370)	(5,051)	1,681
Non-controlling interests	(11,621)	(14,789)	3,168

The following table details the impact of the adoption of ASC 606 on the consolidated statement of operations for the year ended December 31, 2018 (in thousands):

	Year Ended December 31, 2018
		Balances Without	Effect of Change
	As Reported	Adoption of ASC 606	Higher/(Lower)
Revenue
Consumer services and plans	$214,052	$214,112	$(60)
Dealership parts, services and other	279,438	279,493	(55)
Retail	669,945	669,896	49
Costs applicable to revenue
Consumer services and plans	86,687	87,268	(581)
Dealership parts, services and other	140,076	140,083	(7)
Retail	445,187	445,158	29
Operating and income tax expenses
Selling, general, and administrative	1,069,359	1,070,053	(694)
Income tax expense	30,790	30,666	124
Net income
Net income	65,581	64,518	1,063
Less: net income attributable to non-controlling interests	(55,183)	(54,491)	(692)
Net income attributable to Camping World Holdings, Inc.	10,398	10,027	371

For the year ended December 31, 2018, basic and diluted earnings per share of Class A common stock would have been $0.27 per share without the adoption of ASC 606 compared to the as-reported amount of $0.28 per share.

Contract Assets

As of December 31, 2018 and January 1, 2018, a contract asset of $6.3 million relating to RV service revenues was included in accounts receivable in the accompanying consolidated balance sheet. As of December 31, 2018 and January 1, 2018, the Company had capitalized costs to acquire a contract consisting of $6.0 million and $4.4 million, respectively, from the deferral of sales commissions expenses relating to multiyear consumer services and plans and the recording of such expenses over the same period as the recognition of the related revenues.

Deferred Revenues

The Company records deferred revenues when cash payments are received or due in advance of the Company’s performance, net of estimated refunds that are presented separately as a component of accrued liabilities. The increase in the deferred revenue balance for the year ended December 31, 2018 was primarily driven by cash payments received or due in advance of satisfying the Company’s performance obligations, partially offset by $76.3 million of revenues recognized that were included in the deferred revenue balance at the beginning of the period.

As of December 31, 2018, the Company has unsatisfied performance obligations relating to multiyear plans for its Good Sam Club, RA, Coast to Coast memberships, and magazine publication revenue streams. The total unsatisfied performance obligation for these revenue streams at December 31, 2018 and the periods during which the Company expects to recognize the amounts as revenue are presented as follows (in thousands):

As of
December 31, 2018
2018	$86,876
2019	27,608
2020	13,376
2021	6,759
2022	3,405
Thereafter	6,637
Total	$144,661

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

The Company accounts for shipping and handling as activities to fulfill the promise to transfer the good to the customer and does not evaluate whether shipping and handling is a separate performance obligation.

3. Receivables

Receivables consisted of the following at December 31, (in thousands):

	2018	2017
Consumer Services and Plans	$19,586	$28,178
Dealership
New and used vehicles	3,129	3,168
Parts, service and other	15,761	7,616
Trade accounts receivable	13,907	13,881
Due from manufacturers	20,645	18,746
Other	8,822	7,332
Retail	8,259	3,656
Other	—	4
	90,109	82,581
Allowance for doubtful accounts	(4,398)	(2,700)
	$85,711	$79,881

4. Inventories, net and Notes Payable — Floor Plan, net

Inventories consisted of the following at December 31, (in thousands):

	December 31,	December 31,
	2018	2017
Consumer services and plans	$459	$387
Dealership:
New RVs	1,017,910	1,113,178
Used RVs	124,527	106,210
Dealership parts, accessories and miscellaneous	6,591	7,802
Retail	409,483	188,338
	$1,558,970	$1,415,915

New and used RVs included in Dealership inventories are primarily financed by floor plan arrangements through a syndication of banks. The arrangements are collateralized by substantially all of the assets of FreedomRoads, LLC (“FR”), a wholly owned subsidiary of FreedomRoads, which operates the Camping World dealerships, and bore interest at one-month London Interbank Offered Rate (“LIBOR”) plus 2.15%, 2.15%, and 2.05%, for the years ended December 31, 2018, 2017 and 2016, respectively. LIBOR was 2.35%, 1.36% and 0.62% as of December 31, 2018, 2017, and 2016, respectively. Borrowings are tied to specific vehicles and principal is due upon the sale of the related vehicle.

In August 2015, FR entered into a Sixth Amended and Restated Credit Agreement for floor plan financing (as further amended, “Floor Plan Facility”) to extend the maturity date to August 2018. On July 1, 2016, FR entered into Amendment No. 1 to the Sixth Amended and Restated Credit Agreement for the Floor Plan Facility to, among other things, increase the available amount under the Floor Plan Facility from $880.0 million to $1.18 billion, amend the applicable borrowing rate margin on LIBOR and base rate loans ranging from 2.05% to 2.50% and 0.55% and 1.00%, respectively, based on the consolidated current ratio at FR, and extend the maturity date to June 30, 2019. On December 12, 2017, FR entered into a Seventh Amended and Restated Credit Agreement (the “Floor Plan Facility Amendment”), which amended the previous credit agreement governing the Floor Plan Facility and allows FR to borrow (a) up to $1.415 billion under a floor plan facility, (b) up to $15.0 million under a letter of credit facility and (c) up to a maximum amount outstanding of $35.0 million under the revolving line of credit. In addition, the maturity of the Floor Plan Facility was extended to December 12, 2020. On December 4, 2018, the Floor Plan Borrower entered into a First Amendment to the Floor Plan Facility Amendment which increases the maximum amount outstanding under the revolving line of credit to $60.0 million from $35.0 million. The maximum amount outstanding will decrease by $3.0 million on the last day of each fiscal quarter, commencing with the quarter ending March 31, 2020. The Floor Plan Facility includes an offset account that allows the Company to transfer cash as an offset to the payable under the Floor Plan Facility. These transfers reduce the amount of liability outstanding under the floor plan notes payable that would otherwise accrue interest, while retaining the ability to transfer amounts from the offset account into the Company’s operating cash accounts. As a result of using the floor plan offset account, the Company experiences a reduction in floor plan interest expense in its consolidated statements of income. The credit agreement governing the Floor Plan Facility contains certain financial covenants. FR was in compliance with all debt covenants at December 31, 2018. In 2018, FreedomRoads acquired the assets of various RV dealership groups comprised of 10 locations for an aggregate purchase price of approximately $92.1 million plus real property of $46.0 million (see Note 15 — Acquisitions). The purchases were partially funded through $38.7 million of borrowings under the Floor Plan Facility revolving line of credit.

The following table details the outstanding amounts and available borrowings under the Floor Plan Facility as of December 31, (in thousands):

	December 31,	December 31,
	2018	2017
Floor Plan Facility:
Notes payable — floor plan:
Total commitment	$1,415,000	$1,415,000
Less: borrowings, net	(885,980)	(974,043)
Less: flooring line aggregate interest reduction account	(97,757)	(106,055)
Additional borrowing capacity	431,263	334,902
Less: accounts payable for sold inventory	(33,928)	(31,311)
Less: purchase commitments	(22,530)	(77,144)
Unencumbered borrowing capacity	$374,805	$226,447

Revolving line of credit	$60,000	$35,000
Less borrowings	(38,739)	—
Additional borrowing capacity	$21,261	$35,000

Letters of credit:
Total commitment	$15,000	$15,000
Less: outstanding letters of credit	(10,380)	(9,369)
Additional letters of credit capacity	$4,620	$5,631

5. Property and Equipment, net

Property and equipment consisted of the following at December 31, (in thousands):

	December 31,	December 31,
	2018	2017
Land	$36,997	$12,243
Buildings and improvements	54,967	17,791
Leasehold improvements - inclusive of right to use assets	155,975	107,354
Furniture and equipment	199,536	130,204
Software	80,769	68,087
Software systems development and construction in progress	32,165	34,384
	560,409	370,063
Less: accumulated depreciation and amortization	(200,554)	(172,041)
Property and equipment, net	$359,855	$198,022

The Company made corrections to certain cost categories within property and equipment, net, and accumulated depreciation and amortization, resulting in an increase in total cost and accumulated depreciation and amortization of approximately $10.2 million as of December 31, 2017. These changes had no impact on total property and equipment, net.

In 2018 and 2017, unrelated landlords reimbursed the Company for tenant improvements constructed by the Company at various locations. In accordance with ASC 840 — Leases, the Company capitalized the tenant improvements as leasehold improvements and recorded a lease incentive in a like amount. The leasehold improvements are depreciated over the shorter of the life of the lease or the estimated life of the leasehold improvement and the lease incentives are amortized, as an offset to rent expense, over the life of the lease. Lease incentives for 2018 and 2017 were $48.5 million and $24.7 million, respectively, of which $3.1 million and $0.5 million, respectively, were amortized as an offset to rent.

Depreciation expense for the years ended December 31, 2018, 2017, and 2016 was $44.8 million, $29.0 million and $23.7 million, respectively.

6. Goodwill and Intangible Assets

Goodwill

The following is a summary of changes in the Company’s goodwill by business line for the years ended December 31, 2018 and 2017 (in thousands):

	Consumer
	Services and
	Plans	Dealership	Retail	Consolidated
Balance as of January 1, 2017 (excluding impairment charges)	$96,828	$246,929	$11,109	$354,866
Accumulated impairment charges	(46,884)	(143,798)	(11,109)	(201,791)
Balance as of January 1, 2017	49,944	103,131	—	153,075
Acquisitions	—	158,845	36,467	195,312
Balance as of December 31, 2017	49,944	261,976	36,467	348,387
Acquisitions	376	46,821	3,579	50,776
Impairment charge	—	—	(40,046)	(40,046)
Balance as of December 31, 2018	$50,320	$308,797	$—	$359,117

The Company evaluates goodwill for impairment on an annual basis as of the beginning of the fourth quarter, or more frequently if events or changes in circumstances indicate that the Company’s goodwill or indefinite‑lived intangible assets might be impaired. The Company assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then it is required to perform the first step of a two‑step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the Company records an impairment of goodwill equal to the amount that the carrying amount of a reporting unit exceeds its fair value.

In the fourth quarter of 2018, the Company performed its annual goodwill impairment test, which resulted in the determination that the carrying value of the Retail reporting unit, which is comprised of the entire Retail segment, exceeded its estimated fair value by an amount that exceeded the reporting unit’s goodwill balance. The Company estimated the fair value of the Retail reporting unit using a combination of the guideline public company method under the market approach and the discounted cash flow analysis method under the income approach. The Company weighted the income approach at 70% and the market approach at 30% since the income approach was deemed to better reflect the discrete earnings potential of the reporting unit and the observed guideline companies operate in the same industry, but do not specifically offer the same products and services as the reporting unit. The assumptions in the income approach included the Company’s internal projections for the reporting unit, a 2.5% growth rate to calculate the terminal value and a discount rate of 10.5%. The excess of the carrying value over the estimated fair value of this reporting unit was primarily due to a decline in segment income leading to lower expected future cash flows for this reporting unit. The Company recorded an impairment charge of $40.0 million in the fourth quarter of 2018 related to this reporting unit. The Retail reporting unit goodwill was reduced to zero.

Additionally in the fourth quarter of 2018, the Company performed its annual goodwill impairment test of the Dealership reporting unit, which resulted in the determination that the estimated fair value of the Dealership reporting unit, which is comprised of the entire Dealership segment, exceeded its carrying value. Therefore, no impairment charge was recorded for the Dealership reporting unit during the year ended December 31, 2018. The Company estimated the fair value of the Dealership reporting unit using a combination of the guideline public company method under the market approach and the discounted cash flow analysis method under the income approach. The Company weighted the income approach at 70% and the market approach at 30% since the income approach was deemed to better reflect the discrete earnings potential of the reporting unit and the observed guideline companies operate in the same industry, but do not specifically offer the same products and services as the reporting unit. The assumptions in the income approach included the Company’s internal projections for the reporting unit, a 2.3% growth rate to calculate the terminal value and a discount rate of 8.7%.

The Company’s GSS Enterprises, LLC (“GSS”) reporting unit, which is comprised of a portion of the Consumer Services and Plans segment and holds all of that segment’s goodwill, had negative carrying value, including goodwill of $50.3 million, at the annual goodwill impairment testing date and at December 31, 2018. Therefore, a goodwill impairment test was not necessary for the GSS reporting unit during the fourth quarter of 2018.

The Company did not record any impairments of goodwill during the years ended December 31, 2017 and 2016.

Intangible Assets

Finite‑lived intangible assets and related accumulated amortization consisted of the following at December 31, (in thousands):

	December 31, 2018
	Cost or	Accumulated
	Fair Value	Amortization	Net
Consumer Services and Plans:
Membership and customer lists	$9,140	$(7,174)	$1,966
Retail:
Customer lists and domain names	3,415	(1,559)	1,856
Trademarks and trade names	29,304	(2,853)	26,451
Websites	6,074	(1,063)	5,011
	$47,933	$(12,649)	$35,284

	December 31, 2017
	Cost or	Accumulated
	Fair Value	Amortization	Net
Consumer Services and Plans:
Membership and customer lists	$8,375	$(6,431)	$1,944
Retail:
Customer lists and domain names	3,914	(1,048)	2,866
Trademarks and trade names	28,987	(901)	28,086
Websites	6,073	(262)	5,811
	$47,349	$(8,642)	$38,707

Amortization expense of finite-lived intangibles for the years ended December 31, 2018, 2017, and 2016 was $4.5 million, $2.6 million and $1.0 million, respectively. The Company reclassified the amounts by operating segment and made immaterial correcting adjustments to the previously recorded balances for the categories of intangible assets as of December 31, 2017 by approximately $15 million. These changes had no impact on total intangible assets. The aggregate future five‑year amortization of finite‑lived intangibles at December 31, 2018, was as follows (in thousands):

2019	$4,509
2020	3,640
2021	3,218
2022	3,023
2023	2,489
Thereafter	18,405
$35,284

7. Accrued Liabilities

Accrued liabilities consisted of the following at December 31, (in thousands):

	2018	2017
Compensation and benefits	$34,745	$45,875
Other accruals	89,874	56,054
	$124,619	$101,929

8. Long‑Term Debt

The following reflects outstanding long‑term debt as of December 31 (in thousands):

	December 31,	December 31,
	2018	2017
Term Loan Facility (1)	$1,156,345	$916,902
Real Estate Facility (2)	9,520	—
Subtotal	1,165,865	916,902
Less: current portion	(12,977)	(9,465)
Total	$1,152,888	$907,437

(1)

Net of $5.4 million and $6.0 million original issue discount at December 31, 2018 and 2017, respectively, and $13.4 million and $14.2 million of finance costs at December 31, 2018 and 2017, respectively.

(2)	Net of $0.2 million of finance costs at December 31, 2018.

The aggregate future maturities of long‑term debt at December 31, 2018, were as follows (in thousands):

2019	$12,977
2020	12,917
2021	12,483
2022	12,483
2023	1,133,977
Total	$1,184,837

Senior Secured Credit Facilities

On November 8, 2016, CWGS Group, LLC (the “Borrower”), a wholly owned subsidiary of CWGS, LLC, entered into a credit agreement (as amended from time to time, the “Credit Agreement”) for a new $680.0 million senior secured credit facility (the “Senior Secured Credit Facilities”) and used the proceeds to repay its previous senior secured credit facilities. The Senior Secured Credit Facilities, prior to the amendments described below, consisted of a seven-year $645.0 million Term Loan Facility (the “Term Loan Facility”) and a five-year $35.0 million revolving credit facility (the “Revolving Credit Facility”). On March 17, 2017, the Borrower entered into a First Amendment to the Credit Agreement to increase the Term Loan Facility by $95.0 million to $740.0 million. The Term Loan Facility included mandatory amortization of 1.00% per annum in equal quarterly installments. On October 6, 2017, the Borrower entered into a Second Amendment (the “Second Amendment”) to the Credit Agreement. The Second Amendment, among other things, (i) increased the Borrower’s Term Loan Facility by $205.0 million to an outstanding principal amount of $939.5 million, (ii) amended the applicable margin to 2.00% from 2.75% per annum, in the case of base rate loans, and to 3.00% from 3.75% per annum, in the case of LIBOR loans, and (iii) increased the quarterly amortization payment to $2.4 million. On March 28, 2018, the Borrower entered into a Third Amendment (the “Third Amendment”) to the Credit Agreement. The Third Amendment, among other things, (i) reduced the applicable interest margin by 25 basis points to 1.75% from 2.00% per annum, in the case of base rate loans, and to 2.75% from 3.00% per annum, in the case of LIBOR loans, effective on April 6, 2018, (ii) increased the Borrower’s term loan facility by $250 million to a principal amount of $1.19 billion outstanding as of March 28, 2018, and (iii) increased the quarterly amortization payment to $3.0 million.

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

The Term Loan Facility includes mandatory amortization at 1.01% per annum in equal quarterly installments. Interest on the Term Loan Facility effective April 6, 2018 floats at the Company’s option at a) LIBOR multiplied by the statutory reserve rate (such product, the “Adjusted LIBOR Rate”), subject to a 0.75% floor, plus an applicable margin of 2.75%, or b) an Alternate Base Rate (“ABR”) equal to 1.75% per annum plus the greater of: (i) the prime rate published by The Wall Street Journal (the “WSJ Prime Rate”), (ii) federal funds effective rate plus 0.50%, or (iii) one-month Adjusted LIBOR Rate plus 1.00%, subject to a 1.75% floor. Interest on borrowings under the Revolving Credit Facility is at the Company’s option of a) 3.25% to 3.50% per annum subject to a 0.75% floor in the case of a Eurocurrency loan, or b) 2.25% to 2.50% per annum plus the greater of the WSJ Prime Rate, federal funds effective rate plus 0.50%, or one-month Adjusted LIBOR Rate plus 1.00% in the case of an ABR loan, based on the Company’s Total Leverage Ratio. The Company also pays a commitment fee of 0.5% per annum on the unused amount of the Senior Secured Credit Facility. Reborrowings under the Term Loan Facility are not permitted. The Term Loan Facility requires mandatory principal payments in equal quarterly installments of $1.9 million, starting March 31, 2017 through September 30, 2017, $2.4 million on December 31, 2017 and $3.0 million thereafter.

Following the end of each fiscal year, commencing with the fiscal year ending December 31, 2017, the Company is required to prepay the term loan borrowings in an aggregate amount equal to 50% of excess cash flow, as defined in the Credit Agreement, for such fiscal year. The required percentage prepayment of excess cash flow is reduced to 25% if the Total Leverage Ratio is 1.50 to 1.00 or greater but less than 2.00 to 1.00. If the Total Leverage Ratio is less than 1.50 to 1.00, no prepayment of excess cash flow is required. As of December 31, 2018, CWGS Group, LLC had no excess cash flows as defined.

The Revolving Credit Facility matures on November 8, 2021, and the Term Loan Facility matures on November 8, 2023. The funds available under the Revolving Credit Facility may be utilized for borrowings or letters of credit; however, a maximum of $15.0 million may be allocated to such letters of credit. As of December 31, 2018, the average interest rate on the term loan debt was 5.13%. As of December 31, 2018, the Company had available borrowings of $31.3 million and letters of credit in the aggregate amount of $3.7 million outstanding under the Revolving Credit Facility. As of December 31, 2018, the principal balance of $1,175.1 million was outstanding under the Term Loan Facility and no amounts were outstanding on the Revolving Credit Facility.

CWGS, LLC and CWGS Group, LLC have no revenue-generating operations of their own. Their ability to meet the financial obligations associated with the Senior Secured Credit Facilities is dependent on the earnings and cash flows of its operating subsidiaries, primarily Good Sam Enterprises, LLC and FR, and their ability to upstream dividends. The Senior Secured Credit Facilities are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by each of the Company’s existing and future domestic restricted subsidiaries with the exception of FreedomRoads Intermediate Holdco, LLC, the direct parent of FR, and FR and its subsidiaries. The Credit Agreement contains certain restrictive covenants including, but not limited to, mergers, changes in the nature of the business, acquisitions, additional indebtedness, sales of assets, investments, and the prepayment of dividends subject to certain limitations and minimum operating covenants. Additionally, management has determined that the Senior Secured Credit Facilities include subjective acceleration clauses which could impact debt classification. Management has determined that no events have occurred at December 31, 2018, including the internal control material weaknesses, that would trigger a subjective acceleration clause. The Company was in compliance with all debt covenants at December 31, 2018.

Real Estate Facility

On November 2, 2018, Camping World Property, Inc. (the ‘‘Real Estate Borrower’’), an indirect wholly-owned subsidiary of CWGS, LLC, and CIBC Bank USA (“Lender”), entered into a loan and security agreement for a real estate credit facility with an aggregate maximum principal amount of $21.5 million (“Real Estate Facility”). Borrowings under the Real Estate Facility are guaranteed by CWGS Group, LLC, a wholly-owned subsidiary of CWGS, LLC. The Real Estate Facility may be used to finance the acquisition of real estate assets. In the fourth quarter of 2018, the Real Estate Borrower borrowed $9.9 million to acquire a distribution facility and an office, both of which were leased prior to the acquisition thereof. The Real Estate Facility will be secured by first priority security interest on the real estate assets acquired with the proceeds of the Real Estate Facility (“Real Estate Facility Properties”). The Real Estate Facility matures on October 31, 2023.

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

The Real Estate Facility includes cross default provisions including a) a default under the terms applicable to any debt of any loan party in an aggregate amount exceeding $100,000, and such default shall i) consist of the failure to pay such Debt when due, whether by acceleration or otherwise, or ii) accelerate the maturity of such Debt or permit the holder or holders thereof to cause such Debt to become due and payable, or b) the occurrence of any event of default under the Senior Secured Credit Agreement, in each case after the expiration of any applicable grace or cure period.

In addition to other customary covenants, the loan and security agreement governing the Real Estate Facility requires the Real Estate Borrower to comply on a quarterly basis, with respect to each of the individual Real Estate Facility Properties, with a debt service coverage ratio of 1.250 to 1.000. The Company was in compliance with all debt covenants at December 31, 2018.

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

On October 13, 2016, CWGS Group, LLC repaid $200.4 million of the then outstanding borrowings on the Previous Term Loan Facility from the proceeds of the capital contribution made by CWH with the proceeds from the Company’s IPO, see Note 18 — Stockholders’ Equity. On November 8, 2016, CWGS Group, LLC used the proceeds from the Senior Secured Credit Facilities to repay and terminate the Previous Senior Secured Credit Facilities.

Enterprise Notes

On February 15, 2011, the Company entered into a securities purchase agreement under which CWGS, LLC issued $80.0 million of Series A Notes and a $70.0 million Series B Note due 2018 (the Enterprise Notes) to CVRV Acquisition, LLC, a Delaware limited liability company (“CVRV”) on March 2, 2011. The Company repaid the $80.0 million Series A Notes in full on November 20, 2013 from the proceeds of the Previous Senior Secured Credit Facilities

On September 30, 2014, CVRV exercised their option and delivered the Series B Note to the Company for cancellation in exchange for the preferred equity interest. Since the exchange of the Series B Note for the preferred equity interest in CWGS, LLC and continuing through October 6, 2016, CVRV, as the holder of the preferred equity interest, received a preferred return equal to 3.00% of CVRV’s unrecovered capital contribution in CWGS, LLC, which has been paid quarterly. Preferred return payments of $6.4 million were paid for the year ended December 31, 2016.

9. Capital Lease Obligations

The Company leases various fixed assets under capital lease arrangements requiring payments through May 2019. For the year ended December 31, 2016, $2.0 million was funded by capital leases. For the years ended December 31, 2018 and 2017, there were no new third-party capital lease arrangements. The depreciation of the capital lease assets is included in depreciation. The capital leases are scheduled to be repaid in 2019. The Company has included these leases in property and equipment, net at December 31, as follows (in thousands):

	2018	2017
Furniture and equipment	$5,741	$5,741
Accumulated depreciation	(4,917)	(4,379)
	$824	$1,362

10. Right to Use Liability

The Company leases operating facilities throughout the United States. The Company analyzes all leases in accordance with ASC 840 — Leases. In the first quarter of 2016, two leases were accounted for as operating leases after completion of construction as they qualified for asset derecognition under the sales-leaseback accounting rules. In the third quarter of 2016, one lease was derecognized and accounted for as an operating lease after a reduction in the lease deposit to less than two months’ rent, as it qualifies for asset derecognition. The derecognitions in 2016 resulted in the removal of $20.1 million of right to use assets, and $20.0 million of right to use liabilities, and $0.1 million of deferred gain which will be recognized ratably as an offset to rent expense over the term of the leases. In the fourth quarter of 2018, one lease was derecognized and accounted for as an operating lease after a reduction in the lease deposit to less than two months’ rent as it qualifies for asset derecognition. The derecognition in 2018 resulted in the removal of $4.6 million of right to use assets, $4.9 million of right to use liabilities, and $0.2 million of deferred rent resulting in a $0.5 million deferred gain which will be recognized ratably as an offset to rent expense over the term of the lease.

The Company has included the right to use assets in property and equipment, net at December 31, as follows (in thousands):

	December 31,	December 31,
	2018	2017
Right to use assets	$5,400	$10,673
Accumulated depreciation	(540)	(926)
	$4,860	$9,747

The following is a schedule by year of the future changes in the right to use liability (in thousands):

2019	$486
2020	486
2021	486
2022	486
2023	486
Thereafter (1)	7,889
Total minimum lease payments	10,319
Amounts representing interest	(5,172)
Present value of net minimum right to use liability payments	$5,147

(1)    Includes $5.0 million of scheduled derecognition of right to use liability due to reductions in the lease deposit to less than two months’ rent.

11. Income Taxes

The Company has adjusted certain prior period amounts relating to income taxes for the immaterial correction of errors. See Note 1 — Summary of Significant Accounting Policies — Revisions for Correction of Immaterial Errors

The components of the Company’s income tax expense from operations for the year ended December 31, consisted of (in thousands):

	2018	2017	2016
Current:
Federal	$13,828	$19,496	$845
State	5,598	4,448	1,297
Deferred:
Federal	11,970	97,792	3,571
State	(606)	33,174	87
Income tax expense	$30,790	$154,910	$5,800

A reconciliation of income tax expense from operations to the federal statutory rate for the year ended December 31, is as follows (in thousands):

	2018	2017	2016
Income taxes computed at federal statutory rate(1)	$20,238	$134,961	$72,259
State income taxes – net of federal benefit(1)	4,313	13,570	7,253
Other differences:
Federal alternative minimum tax and state and local taxes on pass-through entities	1,076	1,072	1,013
Income taxes computed at the effective federal and state statutory rate for pass-through entities not subject to tax for the Company (2)	(41,367)	(84,747)	(75,774)
Increase in valuation allowance	43,175	11,194	1,049
Impact of 2017 Tax Act (3)	—	78,222	—
Impact of other state tax rate changes	(2,020)	—	—
Goodwill impairment	6,158	—	—
Other	(783)	638	—
Income tax expense	$30,790	$154,910	$5,800

(1)

Federal and state tax for 2018 and 2017 include the tax effect of $0.3 million of income tax expense and $38.8 million of income tax benefit, respectively, relating to the reduction in the Tax Receivable Agreement liability.

(2)	The related income is taxable to the noncontrolling interest for periods after the Company’s IPO and taxable to the holders of membership units prior to the Company’s IPO.
(3)

Excludes the tax effect of $0.3 million of income tax expense and $38.8 million of income tax benefit for 2018 and 2017, respectively, relating to the reduction in the Tax Receivable Agreement liability, which is included in federal and state tax.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and operating loss and tax credit carryforwards. Significant items comprising the net deferred tax assets at December 31, were (in thousands):

	2018	2017
Deferred tax liabilities
Accelerated depreciation	$(6,468)	$(5,147)
Prepaid expenses	(1,238)	(302)
Intangible assets	(3,474)	(3,501)
Other	—	(305)
	(11,180)	(9,255)
Deferred tax assets
Investment impairment	21,974	21,647
Inventory related	6,479	170
Gift cards	1,478	744
Deferred revenues	322	304
Accrual for employee benefits and severance	1,401	1,221
Stock option expense	440	218
Investment in partnership	208,749	208,559
Tax Receivable Agreement liability	34,184	35,319
AMT credit	—	609
Net operating loss carryforward	51,654	17,518
Claims reserves	126	440
Intangible assets	547	113
Goodwill	3,836	996
Deferred book gain	770	851
Other reserves	6,146	5,697
	338,106	294,406
Valuation allowance	(180,983)	(132,468)
Net deferred tax assets	$145,943	$152,683

CWH is organized as a Subchapter C corporation and, on October 6, 2016, as part of the Company’s IPO, became a 22.6% owner of CWGS, LLC (see Note 18 — Stockholders’ Equity). At December 31, 2018, CWH owned 41.9% of CWGS, LLC. CWGS, LLC is organized as a limited liability company and treated as a partnership for federal tax purposes, with the exception of Americas Road and Travel Club, Inc., CW, and FreedomRoads RV, Inc. and their wholly-owned subsidiaries, which are Subchapter C corporations. At December 31, 2018, the Subchapter C corporations had federal and state net operating loss carryforwards of approximately $188.6 million and $96.5 million, respectively, which will be able to offset future taxable income. If not used, $57.9 million of federal and $96.5 million of state net operating losses will expire between 2029 and 2037, and $128.7 million will be carried forward indefinitely.

On December 22, 2017, the U.S. enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“2017 Tax Act”). The 2017 Tax Act significantly revised the U.S. corporate income tax by, among other things, lowering the statutory corporate tax rate from 35% to 21% and eliminating certain deductions.

Shortly after the 2017 Tax Act was enacted, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Tax Act. In accordance with SAB 118, the Company had determined that the $117.0 million of the deferred tax expense recorded in connection with the remeasurement of certain deferred tax assets and liabilities during the three months ended December 31, 2017 was a provisional amount and a reasonable estimate at December 31, 2017. The Company's measurement period for implementing the accounting changes required by the 2017 Tax Act closed on December 22, 2018, and the Company completed the accounting under ASC Topic 740, Income Taxes, within the measurement period provided under SAB 118. We have determined that there were no additional material adjustments to record during the measurement period for the year ended December 31, 2018.

The Company evaluates its deferred tax assets on a quarterly basis to determine if they can be realized and establishes valuation allowances when it is more likely than not that all or a portion of the deferred tax assets may not be realized. At December 31, 2018, the Company determined that all of its deferred tax assets (except those of Camping World Inc. (“CW”) and the Outside Basis Deferred Tax Asset discussed below) are more likely than not to be realized. The valuation allowance for CW increased by $43.2 million in the year ended December 31, 2018, compared to a decrease of $4.6 million in the year ended December 31, 2017 primarily the result of remeasurement under the 2017 Tax Act. Since it was determined that CW would not have sufficient taxable income in the current or carryforward periods under the tax laws to realize the future tax benefits of its deferred tax assets, it continues to maintain a full valuation allowance. The Company maintains a partial valuation allowance against the Outside Basis Deferred Tax Asset pertaining to the portion that is not amortizable for tax purposes, since the Company would likely only realize the non-amortizable portion of the Outside Basis Deferred Tax Asset if the investment in CWGS, LLC was divested. The partial valuation allowance for the Outside Basis Deferred Tax Asset increased $5.4 million in the year ended December 31, 2018, compared to a decrease of $9.2 million in the year ended December 31, 2017. The decrease in the year ended December 31, 2017 was primarily the result of the remeasurement under the 2017 Tax Act of $43.0 million, which was partially offset by an increase in the valuation allowance for additional outside basis in CWGS, LLC for the public offering in May 2017 (see Note 18 — Stockholders’ Equity) that was not amortizable for tax purposes.

During the year ended December 31, 2017, CW was notified by the Internal Revenue Service of their intention to audit the 2014 income tax returns. The 2014 audit concluded with no adjustments. Also during the year ended December 31, 2017, CWGS, LLC was notified by a state revenue department of their intention to audit the 2014 and 2015 state income tax returns, which is still pending. The Company does not expect to receive any material tax adjustments as a result of this pending audit. The Company and its subsidiaries file U.S. federal income tax returns and tax returns in various states. With few exceptions, the Company is no longer subject to U.S. federal, state, and local income tax examinations by tax authorities for years before 2015.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements related to a particular tax position are measured based on the largest benefit that has a greater than a 50% likelihood of being realized upon settlement. The amount of unrecognized tax benefits is adjusted as appropriate for changes in facts and circumstances, such as significant amendments to existing tax law, new regulations or interpretations by the taxing authorities, new information obtained during a tax examination, or resolution of an examination. As of December 31, 2018, the Company recorded an immaterial amount related to uncertain tax positions and none at December 31, 2017.

On October 6, 2016, the Company entered into a tax receivable agreement (the “Tax Receivable Agreement”) that provides for the payment by the Company to the Continuing Equity Owners and Crestview Partners II GP, L.P. of 85% of the amount of tax benefits, if any, the Company actually realizes, or in some circumstances is deemed to realize, as a result of (i) increases in the tax basis from the purchase of common units from Crestview Partners II GP, L.P. in exchange for Class A common stock in connection with the consummation of the IPO and the related transactions and any future redemptions that are funded by the Company and any future redemptions or exchanges of common units by Continuing Equity Owners as described above and (ii) certain other tax benefits attributable to payments made under the Tax Receivable Agreement. The above payments are predicated on CWGS, LLC making an election under Section 754 of the Internal Revenue Code effective for each tax year in which a redemption or exchange (including a deemed exchange) of common units for cash or stock occur. These tax benefit payments are not conditioned upon one or more of the Continuing Equity Owners or Crestview Partners II GP, L.P. maintaining a continued ownership interest in CWGS, LLC. In general, the Continuing Equity Owners’ or Crestview Partners II GP, L.P.’s rights under the Tax Receivable Agreement are assignable, including to transferees of its common units in CWGS, LLC (other than the Company as transferee pursuant to a redemption or exchange of common units in CWGS, LLC). The Company expects to benefit from the remaining 15% of the tax benefits, if any, which may be realized. During the twelve months ended December 31, 2018 and 2017, 215,486 and 12,945,419 common units in CWGS, LLC, respectively, were exchanged for Class A common stock subject to the provisions of the Tax Receivable Agreement. The Company recognized a liability for the Tax Receivable Agreement payments due to those parties that redeemed common units, representing 85% of the aggregate tax benefits the Company expects to realize from the tax basis increases related to the exchange, after concluding it was probable that the Tax Receivable Agreement payments would be paid based on estimates of future taxable income. As of December 31, 2018, and December 31, 2017, the amount of Tax Receivable Agreement payments due under the Tax Receivable Agreement was $134.2 million and $139.7 million, respectively, of which $9.4 million and $8.9 million, respectively, were included in current portion of the Tax Receivable Agreement liability in the Consolidated Balance Sheets.

The 2017 Tax Act had a significant impact on the future tax rates incorporated in the estimated values of the Tax Receivable Agreement liability and the Company’s deferred tax assets. For the year ended December 31, 2018, there was no incremental impact on estimated values of the Tax Receivable Agreement liability and the Company’s deferred tax assets as a result of the 2017 Tax Act. For the year ended December 31, 2017, these changes in estimate had no impact on income from operations, decreased net income to a net loss by $117.0 million, and decreased basic and diluted earnings per share by $0.62.

The Company consolidated CWGS, LLC, which, as a limited liability company, is not subject to U.S. federal income taxes. Rather, the LLC’s taxable income flows through to the owners, who are responsible for paying the applicable income taxes on the income allocated to them. For tax years beginning on or after January 1, 2018, CWGS, LLC is subject to partnership audit rules enacted as part of the Bipartisan Budget Act of 2015 (the “Centralized Partnership Audit Regime”). Under the Centralized Partnership Audit Regime, any IRS audit of CWGS, LLC would be conducted at the CWGS, LLC level, and if the IRS determines an adjustment, the default rule is that CWGS, LLC would pay an “imputed underpayment” including interest and penalties, if applicable. CWGS, LLC may instead elect to make a “push-out” election, in which case the partners for the year that is under audit would be required to take into account the adjustments on their own personal income tax returns. If CWGS, LLC does not elect to make a “push-out” election, CWGS, LLC has agreements in place requiring former partners to indemnify CWGS, LLC for their share of the imputed underpayment. The partnership agreement does not stipulate how CWGS, LLC will address imputed underpayments. If CWGS, LLC receives an imputed underpayment, a determination will be made based on the relevant facts and circumstances that exist at that time. Any payments that CWGS, LLC ultimately makes on behalf of its current partners will be reflected as a distribution, rather than tax expense, at the time such distribution is declared.

12. Fair Value Measurements

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

There have been no transfers of assets or liabilities between the fair value measurement levels and there were no material re‑measurements to fair value during 2018 and 2017 of assets and liabilities that are not measured at fair value on a recurring basis.

The following table presents the reported carrying value and fair value information for the Company’s debt instruments. The fair values shown below for the Term Loan Facility, as applicable, are based on quoted prices in the inactive market for identical assets (Level 2) and the fair values shown below for the Floor Plan

Facility Revolving Line of Credit and the Real Estate Facility is estimated by discounting the future contractual cash flows at the current market interest rate that is available based on similar financial instruments.

	Fair Value	12/31/2018		12/31/2017
($ in thousands)	Measurement	Carrying Value	Fair Value	Carrying Value	Fair Value
Term Loan Facility	Level 2	$1,156,345	$1,116,338	$916,902	$953,269
Floor Plan Facility Revolving Line of Credit	Level 2	38,739	40,139	—	—
Real Estate Facility	Level 2	9,520	10,850	—	—

13. Commitments and Contingencies

Leases

The Company holds certain property and equipment under rental agreements and operating leases that have varying expiration dates. A majority of its operating facilities are leased from unrelated parties throughout the United States. Future minimum annual fixed rentals under operating leases having an original term of more than one year as of December 31, 2018, were as follows (in thousands):

	Third Party	Related Party	Total
2019	$116,131	$2,248	$118,379
2020	111,008	2,248	113,256
2021	106,740	2,248	108,988
2022	102,496	2,145	104,641
2023	99,594	1,930	101,524
Thereafter	811,228	18,951	830,179
Total	$1,347,197	$29,770	$1,376,967

For the years ended December 31, 2018, 2017, and 2016, $110.8 million, $86.5 million and $74.5 million, of rent expense, respectively, was charged to costs and expenses.

On December 5, 2001, GSE sold 11 real estate properties to 11 separate wholly owned subsidiaries of AGRP Holding Corp., a wholly owned subsidiary of the Company’s ultimate parent, AGI Holding Corp., for $52.3 million in cash and a note receivable. The properties were leased back to the Company on a triple‑net basis. Both the sales price and lease rates were based on market rates determined by third‑party independent appraisers engaged by the mortgage lender and approved by the agent bank for the senior secured credit facilities outstanding at the time. These leases had an initial term of 25 to 27 years with two 5‑year renewal options at the then‑current market rent. The leases were classified as operating leases in accordance with accounting guidance for accounting for leases. Land and buildings with a net book value totaling $45.8 million were removed from the balance sheet. The transaction resulted in a net gain of $6.1 million consisting of a $12.1 million gain on certain properties and a $6.0 million loss on other properties. The $6.0 million loss was recognized upon the date of sale in 2001 and the $12.1 million gain was deferred and will be credited to income as rent expense adjustments over the lease terms. The average net annual lease payments over the lives of the leases were $3.4 million.

On December 29, 2011, AGRP Holding Corp. sold 6 of the 11 real estate properties to a third party. In 2012, AGRP Holding Corp. sold two real estate properties to a third party (one on January 9, 2012, and one on December 28, 2012). The leases on the real estate properties sold in 2012 were terminated. In June 2013, AGRP Holding Corp. sold an additional real estate property to a third party. In February 2014, AGRP Holding Corp. sold the remaining two real estate properties to a third party. As of December 31, 2018 and 2017, $4.1 million and $4.6 million, respectively, of the deferred gain remains and will be recognized over the remaining lease terms.

In 2006, a subsidiary of FreedomRoads entered into sale‑leaseback arrangements. Under these arrangements, FreedomRoads sold real property and leased it back for a period of 20 years. The leasebacks have been accounted for as operating leases. The gain of $6.4 million is being recognized ratably over the term of the leases. The income recognition (offset to rent expense) of the deferred credits totaled $0.3 million for each of the years ended December 31, 2018, 2017 and 2016.

In 2018, 2017 and 2016, a subsidiary of FreedomRoads entered into sale leaseback arrangements resulting in gains of less than $0.1 million in 2018, a loss of less than $0.1 million in 2017, and gains of $0.1 million 2016. The real properties were originally purchased by FreedomRoads from third parties. In 2018, the Company sold real property of $45.8 million that were originally purchased in 2018 and 2017 for $46.1 million. In 2017, the Company sold real property of $6.0 million that were originally purchased in 2017 for $6.0 million. In 2016, the Company sold real property of $13.2 million that was originally purchased in 2016 for $11.9 million, in 2015 for $1.2 million and in 2014 for $0.1 million. Under the sale‑leaseback arrangements, the real properties were leased back under operating leases for a period of 20 years. The properties are being used as part of the Company’s ongoing operations.

In 2018, Camping World, Inc. entered into sales leaseback arrangements resulting in losses of $0.1 million. The real properties were purchased by Camping World, Inc. from third parties. In 2018 the Company sold real property of $15.0 million that was originally purchased for $15.1 million under the sales leaseback arrangements. The real properties were lease back under operating leases for 13 to 20 years. The properties are being used as part of the Company’s ongoing operations.

Sponsorship and Other Agreements

The Company enters into sponsorship agreements from time to time. Current sponsorship agreements run through 2024. The agreements consist of annual fees payable in aggregate of $10.2 million in 2019, $9.2 million in 2020, $9.5 million in 2021, $9.9 million in 2022, $1.5 million in 2023, and $1.5 million in 2024, which are recognized to expense over the expected benefit period.

The Company entered into a subscription agreement for a customer relationship management software application in 2014. The subscription agreement consisted of total fees of $9.4 million payable as follows: $1.7 million in 2014, $1.6 million in 2015, $1.8 million in 2016, $2.1 million in 2017, and $2.2 million in 2018. The agreement was amended on October 28, 2016. The amended subscription agreement consists of annual fees payable as follows: $4.0 million in 2017, $4.3 million in 2018, $4.5 million in 2019, $4.8 million in 2020, and $5.0 million in 2021, which are recognized to expense over the expected benefit period.

Litigation

On October 19, 2018, a purported stockholder of the Company filed a putative class action lawsuit, captioned Ronge v. Camping World Holdings, Inc. et al., in the United States District Court for the Northern District of Illinois against the Company, certain of its officers and directors, and Crestview Partners II GP, L.P. and Crestview Advisors, L.L.C. (the “Ronge Complaint”). On October 25, 2018, a different purported stockholder of the Company filed a putative class action lawsuit, captioned Strougo v. Camping World Holdings, Inc. et al., in the United States District Court for the Northern District of Illinois against the Company, certain of its officers and directors, and Crestview Partners II GP, L.P. and Crestview Advisors, L.L.C. (the “Strougo Complaint”).

The Ronge and Strougo Complaints were consolidated and lead plaintiffs appointed by the court. On February 27, 2019, lead plaintiffs filed a consolidated complaint against the Company, certain of its officers, directors, Crestview Partners II GP, L.P. and Crestview Advisors, L.L.C., and the underwriters of the May and October 2017 secondary offerings of the Company’s Class A common stock. The consolidated complaint alleges violations of Sections 11 and 12(a)(2) of the Securities Act of 1933, as well as Section 10(b) of the Securities Exchange Act of 1934, as amended, and rule 10b-5 thereunder, based on allegedly materially misleading statements or omissions of material facts necessary to make certain statements not misleading related to the business, operations, and management of the Company. Additionally, it alleges that certain of the Company’s officers and directors, Crestview Partners II GP, L.P., and Crestview Advisors, L.L.C. violated Section 15 of the Securities Act of 1933 and Section 20(a) of the Securities Exchange Act of 1934, as amended, by allegedly acting as controlling persons of the Company. The lawsuit brings claims on behalf of a putative class of purchasers of the Company’s Class A common stock between March 8, 2017 and August 7, 2018, and seeks compensatory damages, rescission, attorneys’ fees and costs, and any equitable or injunctive relief the court deems just and proper. The Company believes it has meritorious defenses to the claims of the plaintiffs and members of the putative class, and any liability for the alleged claims is not currently probable or reasonably estimable.

On December 12, 2018, a putative class action complaint styled International Union of Operating Engineers Benefit Funds of Eastern Pennsylvania and Delaware v. Camping World Holdings Inc., et al. was filed in the Supreme Court of the State of New York, New York County, on behalf of all purchasers of Camping World Class A common stock issued pursuant and/or traceable to a secondary offering of such securities in October 2017 (“IUOE Complaint”). The IUOE Complaint names as defendants Camping World, and certain of its officers and directors, among others, and alleges violations of Sections 11, 12(a), and 15 of the Securities Act of 1933 based on allegedly materially misleading statements or omissions of material facts necessary to make certain statements not misleading. On February 28, 2019. the Company, along with the other defendants, moved to dismiss this action. The Company believes it has meritorious defenses to the claims of the plaintiffs and members of the putative class, and any liability for the alleged claims is not currently probable or reasonably estimable.

On February 22, 2019, a putative class action complaint styled Daniel Geis v. Camping World Holdings, Inc., et al. was filed in the Circuit Court of Cook County, Illinois, Chancery Division, on behalf of all purchasers of Camping World Class A common stock in and/or traceable to the Company’s initial public offering on October 6, 2016 (“Geis Complaint”). The Geis Complaint names as defendants Camping World, certain of our officers and directors, and the underwriters of the offering, and alleges violations of Sections 11, 12(a)(2), and 15 of the Securities Act of 1933 based on allegedly materially misleading statements or omissions of material facts necessary to make certain statements not misleading. The Company believes it has meritorious defenses to the claims of the plaintiff and members of the putative class, and any liability for the alleged claims is not currently probable or reasonably estimable.

On March 5, 2019, a shareholder derivative suit captioned Hunnewell v. Camping World Holdings, Inc., et al., was filed in the Court of Chancery of the State of Delaware, alleging two counts of breach of fiduciary duty (the “Hunnewell Complaint”). The Hunnewell Complaint names Camping World as nominal defendant, and names certain of the Company’s officers and directors, among others, as defendants. The Company believes it has meritorious defenses to the claims of the plaintiffs, and any liability for the alleged claims is not currently probable or reasonably estimable.

From time to time, the Company is involved in other litigation arising in the normal course of business operations.

Employment Agreements

The Company has employment agreements with certain officers. The agreements include, among other things, an annual bonus based on earnings before interest, taxes, depreciation and amortization, and up to one year’s severance pay beyond termination date.

14. Related Party Transactions

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

Pursuant to the monitoring agreement, the Company incurred monitoring fees of $1.7 million in the year ended December 31, 2016. In addition, the Company recorded an expense for the Managers’ reimbursable expenses, totaling $0.2 million for the year ended December 31, 2016.

Transactions with Directors, Equity Holders and Executive Officers

FreedomRoads leases various retail locations from managers and officers. During 2018, 2017 and 2016, the related party lease expense for these locations was $1.9 million, $2.0 million and $1.2 million, respectively.

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

In September 2014, Marcus Lemonis, individually and as trustee of the Marcus Lemonis Revocable Trust (“MLRT”), entered into a revolving loan with The Privatebank and Trust Company (“Privatebank”). In connection with the revolving loan, Mr. Lemonis and MLRT entered into a profits unit pledge agreement (the Pledge Agreement) with Privatebank under which Mr. Lemonis pledged 4,667 Profits Units in the Company to secure the revolving loan (See Note 20 — Equity-based Compensation Plans). The Company also entered into a purchase, sale and put agreement (the “Put Agreement”) with Privatebank that granted Privatebank the right to put the loan to the Company upon the occurrence of an event of default pursuant to the Pledge Agreement. Prior to exercising any rights under the Put Agreement, Privatebank was required to provide notice to the Company and the Company had the right to purchase the pledged Profits Units for an amount equal to the lesser of (a) $12.0 million or (b) the outstanding principal amount of the revolving loan. On April 4, 2016, the Pledge Agreement and the Put Agreement were terminated.

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

Other Transactions

Cumulus Media Inc. (“Cumulus Media”) has provided radio advertising for the Company through Cumulus Media’s subsidiary, Westwood One, Inc. Crestview Partners II GP, L.P., an affiliate of CVRV, was the beneficial owner of Cumulus Media’s Class A common stock until approximately June 6, 2018, according to Crestview Partners II GP, L.P.’s most recently filed Schedule 13D amendment with respect to the company. For the years ended December 31, 2018, 2017 and 2016, the Company incurred Cumulus Media expenses of $0.3 million, $0.4 million and $0, respectfully, for the aforementioned advertising services.

The Company does business with certain companies in which Mr. Lemonis has a direct or indirect material interest. From time to time the Company has arranged for temporary staffing and consulting services from eNET IT Group, LLC (“eNET IT Group”). Mr. Lemonis had a 51% economic interest with eNET IT Group as of December 31, 2016, and has subsequently dissolved his relationship with them. The Company paid eNET IT Group approximately $0.1 million for the year ended December 31, 2016, primarily for third-party temporary staffing arranged by eNET IT Group. eNET IT Group, in turn, paid the third-party temporary staffing directly. Additionally, the Company purchased fixtures for interior store sets at the Company’s retail locations from Precise Graphix. Mr. Lemonis has a 33% economic interest in Precise Graphix and the Company incurred expenses from Precise Graphix of $5.6 million, $2.7 million and $3.3 million for the years ended December 31, 2018, 2017 and 2016, respectively. The Company purchased point of purchase and visual merchandise displays from JD Custom Design (“JD Custom”) for use in Camping World’s retail store operations. Mr. Lemonis is a holder of 52% of the combined voting power in JD Custom and the Company paid JD Custom $0.4 million and $0 for the years ended December 31, 2018 and 2017, respectively.

The Company does business with certain companies in which Stephen Adams, a member of the Company’s board of directors, has a direct or indirect material interest. The Company from time to time purchases advertising services from Adams Radio of Fort Wayne LLC (“Adams Radio”), in which Mr. Adams has an indirect 90% interest. The Company paid Adams Radio $0.2 million and $0 for the years ended December 31, 2018 and 2017, respectively.

The Company paid Kaplan, Strangis and Kaplan, P.A., of which Andris A. Baltins is a member, and a member of the Company’s board of directors, $0.3 million and $0.3 million for the years ended December 31, 2018 and 2017, respectively, for legal services.

15. Acquisitions

Dealerships and Consumer Shows

In 2018 and 2017, subsidiaries of the Company acquired the assets or stock of multiple dealership and retail locations and consumer shows that constituted businesses under accounting rules. The Company used a combination of cash, floor plan financing, proceeds from the May 2017 Public Offering (defined and described in Note 18 — Stockholders’ Equity), and additional borrowing on the Term Loan Facility in March 2018 and 2017 (see Note 8 — Long-term Debt) to complete the acquisitions. The Company considers acquisitions of independent dealerships to be a fast and capital efficient alternative to opening new retail locations to expand its business and grow its customer base. The Company acquires consumer shows as another channel for increasing its customer base. Additionally, the Company believes that its experience and scale allow it to operate these acquired dealerships and consumer shows more efficiently. The acquired businesses were recorded at their estimated fair values under the acquisition method of accounting. The balance of the purchase prices in excess of the fair values of net assets acquired were recorded as goodwill.

For the years ended December 31, 2018 and 2017, the Company purchased real property of $21.6 million and $17.1 million, respectively, from parties related to the sellers of the dealership businesses.

The estimated fair values of the assets acquired and liabilities assumed for the acquisitions of dealerships and consumer shows consist of the following:

	Year Ended December 31,		Estimated
($ in thousands)	2018	2017	Life
Tangible assets (liabilities) acquired (assumed):
Cash and cash equivalents	$2,648	$—
Contracts in transit	104	—
Accounts receivable, net	100	1,250
Inventory, net	43,067	121,808
Prepaid expenses and other assets	124	—
Property and equipment, net	532	1,450
Deferred tax asset, net	48	—
Other assets	—	164
Accounts payable	(64)	(569)
Accrued liabilities	(1,096)	(2,480)
Deferred revenues and gains	(168)	—
Total tangible net assets acquired	45,295	121,623
Intangible assets acquired:
Membership and customer lists	766	793	4-7 years
Total intangible assets acquired	766	793
Goodwill	47,197	158,815
Purchase price	93,258	281,231
Cash and cash equivalents acquired	(2,648)	—
Cash paid for acquisition, net of cash acquired	90,610	281,231
Inventory purchases financed via floor plan	(34,313)	(99,451)
Cash payment net of floor plan financing	$56,297	$181,780

The fair values above are preliminary relating to the year ended December 31, 2018 as they are subject to measurement period adjustments for up to one year from the date of acquisition as new information is obtained about facts and circumstances that existed as of the acquisition date relating to the valuation of the acquired assets. The primary items that generated the goodwill are the value of the expected synergies between the acquired businesses and the Company and the acquired assembled workforce, neither of which qualify for recognition as a separately identified intangible asset. For the years ended December 31, 2018 and 2017, acquired goodwill of $30.8 million and $158.8 million is expected to be deductible for tax purposes. Included in the years ended December 31, 2018 and 2017 consolidated financial results were $91.1 million and $300.8 million of revenue, respectively, and $4.2 million and $14.2 million of pre-tax income, respectively, of the acquired dealerships from the applicable acquisition dates. Pro forma information on these acquisitions has not been included, because the Company has deemed them to not be individually or cumulatively material.

Retail Acquisitions

On May 26, 2017, CWI, Inc. (“CWI”), an indirect subsidiary of the Company, completed the acquisition of certain assets of the Gander Mountain Company (“Gander Mountain”) and its Overton’s, Inc. (“Overton’s”) boating business through a bankruptcy auction that took place in April 2017 for $35.4 million in cash and $1.1 million of contingent consideration related to Gander Mountain. Prior to the acquisition, Gander Mountain operated 160 retail locations and an e-commerce business that serviced the hunting, camping, fishing, shooting sports, and outdoor markets. Overton’s operated two retail locations and an e-commerce business that services the marine and watersports markets.

The assets acquired included the right to designate any real estate leases for assignment to CWI or other third parties (the “Designation Rights”), other agreements CWI could elect to assume, intellectual property rights, operating systems and platforms, certain distribution center equipment, Overton’s inventory, the Gander Mountain and Overton’s e-commerce businesses, and fixtures and equipment for Overton’s two retail locations and corporate operations. Furthermore, CWI had committed to exercise Designation Rights and take an assignment of no fewer than 15 Gander Mountain retail leases on or before October 6, 2017, in addition to the two Overton’s retail leases assumed at the closing of the acquisition. The Designation Rights expired on October 6, 2017, which was immediately after CWI assumed the minimum 15 additional Gander Mountain retail leases. CWI also assumed certain liabilities, such as cure costs for leases and other agreements it elected to assume, accrued time off for employees retained by CWI and retention bonuses payable to certain key Gander Mountain employees retained by CWI. The cure costs for the minimum 15 Gander Mountain leases assumed under the Designation Rights were $1.1 million, which was recorded as contingent consideration and paid during the year ended December 31, 2017.

As of December 31, 2018, the Company has opened a net of 60 Gander Mountain locations under the rebranded “Gander Outdoors” name. With the large quantity of stores opened in a relatively short period of time relating to the initial rollout of Gander Outdoors, the Company deemed it necessary to staff the appropriate levels of labor for functions such as management, merchandise procurement, and distribution center to open these retail locations in the compressed timeframe of the initial rollout plan. Many of these expenses were expensed as incurred before retail locations were opened and began to generate revenues.

On August 17, 2017, CW an indirect subsidiary of the Company, completed the acquisition of all of the outstanding capital stock and outstanding debt of Active Sports, Inc. (“TheHouse.com”), which specialized in bikes, sailboards, skateboards, wakeboards, snowboards, and outdoor gear. The purchase price consisted of $30.0 million in cash, $5.7 million in restricted shares of Class A common stock of the Company, and the purchase or extinguishment of $35.3 million of TheHouse.com’s debt, including accrued interest.

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

On October 19, 2017, CW, an indirect subsidiary of the Company, completed the acquisition of all of the outstanding capital stock and outstanding debt of Uncle Dan’s LTD. (“Uncle Dan’s”), which specializes in outdoor apparel. The Company believes this business is complementary to its existing businesses and enhances the product offerings from its earlier acquisition of Gander Mountain. The purchase price consisted of $7.5 million in cash, the extinguishment of $0.7 million of Uncle Dan’s debt, and $0.1 to replace the collateral on Uncle Dan’s letter of credit.

On January 30, 2018 and April 19, 2018, indirect subsidiaries of the Company acquired substantially all of the assets of Earth Sports LLC, dba Erehwon Mountain Outfitters (“Erehwon”) and Rock Creek Outfitters, Inc. (“Rock Creek”), respectively, for $3.5 million and $5.2 million in cash, respectively. These businesses are specialty retailers of outdoor gear and apparel.

The Company believes these businesses are complementary to its existing businesses and will allow for cross marketing of the Company’s consumer services and plans to a wider customer base. The estimated fair values of the assets acquired and liabilities assumed for the acquisition of outdoor lifestyle retail businesses consist of the following:

	Year Ended December 31,		Estimated
($ in thousands)	2018	2017	Life
Tangible assets (liabilities) acquired (assumed):
Cash and cash equivalents	$—	$591
Accounts receivable	—	174
Inventory	4,599	50,171
Prepaid expenses and other assets	77	1,262
Property and equipment	416	10,311
Accounts payable	—	(9,965)
Accrued and other liabilities	(359)	(2,438)
Other liabilities	—	(4,098)
Total tangible net assets acquired	4,733	46,008
Intangible assets acquired:
Trademarks and trade names	318	28,987	15 years
Membership and customer lists	—	500	6 years
Websites	—	6,074	10 years
Total intangible assets acquired	318	35,561
Goodwill	3,579	36,467
Purchase price	8,630	118,036
Cash and cash equivalents acquired	—	(591)
Non-cash consideration - Class A shares issued	—	(5,720)
Cash paid for acquisition, net of cash acquired	$8,630	$111,725

The fair values above are preliminary relating to the year ended December 31, 2018 as they are subject to measurement period adjustments for up to one year from the date of acquisition as new information is obtained about facts and circumstances that existed as of the acquisition date relating to the valuation of the acquired assets. The primary items that generated the goodwill are the value of the expected synergies between the acquired businesses and the Company and the acquired assembled workforce, neither of which qualify for recognition as a separately identified intangible asset. For the years ended December 31, 2018 and 2017, acquired goodwill of $3.6 million and $36.5 million, respectively, is expected to be deductible for tax purposes. Included in the years ended December 31, 2018 and 2017 consolidated financial results were $14.7 million and $64.5 million, respectively, of revenue and less than $0.1 million and $28.8 million, respectively, of pre-tax loss of the acquired outdoor lifestyle retail locations from the applicable acquisition dates. Pro forma information on these acquisitions has not been included, because the Company has deemed them to not be individually or cumulatively material.

16. Statements of Cash Flows

Supplemental disclosures of cash flow information for the years ended December 31, are as follows (in thousands):

	Year Ended
	December 31,	December 31,	December 31,
	2018	2017	2016
Cash paid during the period for:
Interest	$94,591	$65,202	$61,889
Income taxes	17,683	35,432	1,622
Non-cash investing activities:
Derecognized property and equipment for leases that qualified as operating leases after completion of construction	(4,628)	—	(19,958)
Property and equipment acquired through third-party capital lease arrangements	—	—	2,007
Leasehold improvements paid by lessor	27,022	4,908	—
Vehicles transferred to property and equipment from inventory	919	1,555	530
Portion of acquisition purchase price paid through issuance of Class A common stock	—	5,720	—
Derecognition of non-tenant improvements	8,134	—	—
Capital expenditures in accounts payable and accrued liabilities	8,441	6,721	2,803
Non-cash financing activities:
Derecognized right to use liabilities for leases that qualified as operating leases after completion of construction	—	—	(20,056)
Third-party capital lease arrangements to acquire property and equipment	—	—	2,007
Non-cash distribution of equity interest in AutoMatch USA, LLC, an indirect wholly-owned subsidiary of the Company	—	—	(38,838)
Par value of Class A common stock issued in exchange for common units in CWGS, LLC	3	130	—
Par value of Class A common stock issued for vested restricted stock units	3	—	—
Par value of Class A common stock repurchased for withholding taxes on vested RSUs	(1)	—	—
Par value of Class A common stock issued for acquisition	—	1	—

17. Benefit Plan

The Freedom Roads 401(k) Defined Contribution Plan (“FreedomRewards 401(k) Plan”) is qualified under Sections 401(a) and 401(k) of the Internal Revenue Service Code of 1986, as amended. Effective January 1, 2012, the GSE 401(k) Plan was merged with the FreedomRewards 401(k) Plan. Effective January 1, 2007, Camping World elected to begin participating in the FreedomRewards 401(k) Plan. All employees over age 18, including the executive officers, are eligible to participate in the Freedom Rewards 401(k) Plan. Any favorable vesting was grandfathered for any affected participants pursuant to FreedomRewards 401(k) Plan Amendment No. 3 signed December 15, 2011, and effective January 1, 2012. Non‑highly compensated employees may defer up to 75% of their eligible compensation up to the Internal Revenue Service limits. Highly compensated employees may defer up to 15% of their eligible compensation up to the Internal Revenue Service limits. In 2016 the Company expensed $0.9 million for its contribution to the FreedomRewards 401(k) Plan, which was paid in the following year. There were no contributions to the FreedomRewards 401(k) Plan in 2018 or 2017.

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

Short-Swing Profit Disgorgement

In May 2018, the Company received an aggregate of $557,000 from short-swing profit disgorgement remitted by ML Acquisition Company, LLC, of which Marcus A. Lemonis, Chairman and Chief Executive Officer of the Company, is the sole director, which is included as an increase to additional paid-in capital in the consolidated statement of stockholders’ equity and as a financing activity in the consolidated statement of cash flows.

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

19. Non-Controlling Interests

In connection with the Reorganization Transactions described in Note 18 — Stockholders’ Equity, CWH became the sole managing member of CWGS, LLC and, as a result, consolidates the financial results of CWGS, LLC. The Company reports a non-controlling interest representing the common units of CWGS, LLC held by Continuing Equity Owners. Changes in the CWH’s ownership interest in CWGS, LLC while CWH retains its controlling interest in CWGS, LLC will be accounted for as equity transactions. As such, future redemptions or direct exchanges of common units of CWGS, LLC by the Continuing Equity Owners will result in a change in ownership and reduce or increase the amount recorded as non-controlling interest and increase or decrease additional paid-in capital when CWGS, LLC has positive or negative net assets, respectively. At December 31, 2018 and 2017, CWGS, LLC had negative and positive net assets, respectively, which resulted in negative and positive non-controlling interest amounts, respectively, on the Consolidated Balance Sheets. At the end of each period, the Company will record a non-controlling interest adjustment to additional paid-in capital such that the non-controlling interest on the Consolidated Balance Sheet is equal to the non-controlling interest’s ownership share of the underlying CWGS, LLC net assets (see the Consolidated Statement of Stockholders’ and Members’ Equity (Deficit)).

As of December 31, 2018 and December 31, 2017, there were 88,867,373 and 88,639,567 common units of CWGS, LLC interests outstanding, respectively, of which CWH owned 37,192,364 and 36,749,072 common units of CWGS, LLC, respectively, representing 41.9% and 41.5% ownership interest in CWGS, LLC., respectively, and the Continuing Equity Owners owned 51,675,009 and 51,890,495 common units of CWGS, LLC, respectively, representing 58.1% and 58.5% ownership interests in CWGS, LLC, respectively.

The following table summarizes the effects of changes in ownership in CWGS, LLC on the Company’s equity:

	Year Ended December 31,
($ in thousands)	2018	2017	2016
Net income attributable to Camping World Holdings, Inc.	$10,398	$29,853	$188,885
Transfers to non-controlling interests:
Decrease in additional paid-in capital as a result of the Reorganization Transactions	—	—	(23,504)
Decrease in additional paid-in capital as a result of the purchase of common units from CWGS, LLC with proceeds from a public offering	—	(87,203)	(234,486)
Decrease in additional paid-in capital as a result of the contribution of Class A common stock to CWGS, LLC for an acquisition by a subsidiary	—	(3,678)	—
Decrease in additional paid-in capital as a result of the purchase of common units from CWGS, LLC with proceeds from the exercise of stock options	(86)	(970)	—
Increase in additional paid-in capital as a result of the vesting of restricted stock units	881	257	—
Decrease in additional paid-in capital as a result of repurchases of Class A common stock for withholding taxes on vested RSUs	(1,364)
Increase in additional paid-in capital as a result of the redemption of common units of CWGS, LLC	4,536	177,747	—
Change from net income attributable to Camping World Holdings, Inc. and transfers to non-controlling interests	$14,365	$116,006	$(69,105)

20. Equity-based Compensation Plans

The following table summarizes the equity-based compensation that has been included in the following line items within the consolidated statements of operations during:

	Year Ended December 31,
($ in thousands)	2018	2017	2016
Equity-based compensation expense:
Costs applicable to revenue	$820	$386	$90
Selling, general, and administrative	13,268	4,723	1,507
Total equity-based compensation expense	$14,088	$5,109	$1,597
Total income tax benefit recognized related to equity-based compensation	$1,350	$619	$125

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

As of January 1, 2016, there were 15,556 Profits Units authorized, issued and outstanding pursuant to the CWGS LLC Plan. On April 4, 2016, CWGS, LLC's board of directors approved a Profits Units redemption by Mr. Lemonis in the amount of 1,763 Profits Units for $17.0 million. CWGS, LLC remitted the proceeds to Mr. Lemonis through a cash distribution in the amount of $13.0 million and a $4.0 million note. The note bore interest at 3.00% per annum and had scheduled principal amortization of (i) $1.5 million, plus all accrued and unpaid interest on May 1, 2016, (ii) $1.5 million, plus all accrued and unpaid interest on June 1, 2016 and (iii) all outstanding principal, plus all accrued and unpaid interest on July 1, 2016. The largest aggregate amount of principal outstanding since the note was issued on April 4, 2016 was $4.0 million and the Company paid $6,250 of interest on the note prior to its repayment in full in April 2016. The Company recorded an equity-based compensation charge of $60,000 relating to this redemption during the year ended December 31, 2016 based on the grant date fair value.

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

2016 Incentive Award Plan

In October 2016, the Company adopted the 2016 Incentive Award Plan (the “2016 Plan”) under which the Company may grant up to 14,693,518 stock options, restricted stock units, and other types of equity-based awards to employees, consultants or non-employee directors of the Company. The Company does not intend to use cash to settle any of its equity-based awards. Upon the exercise of a stock option award, the vesting of a restricted stock unit or the award of common stock or restricted stock, shares of Class A common stock are issued from authorized but unissued shares. Stock options and restricted stock units granted to employees vest in equal annual installments over a three to five- year period and are canceled upon termination of employment. Stock options are granted with an exercise price equal to the fair market value of the Company’s Class A common stock on the date of grant. Stock option grants expire after ten years unless canceled earlier due to termination of employment. Restricted stock units granted to non-employee directors vest in equal annual installments over a three-year period subject to voluntary deferral elections made prior to the grant.

The Company did not grant any stock options during the years ended December 31, 2018 or 2017. The fair value of the stock option awards was determined on the grant date using the Black-Scholes valuation model based on the following weighted-average assumptions for the year ended December 31,:

2016
Expected term (years) (1)	6.3
Expected volatility (2)	36.1%
Risk-free interest rate (3)	1.5%
Dividend yield (4)	1.1%

(1)	Expected term represents the estimated period of time until an award is exercised and was determined using the simplified method.
(2)	Expected volatility is based on the historical volatility of a selected peer group over a period equivalent to the expected term.
(3)	The risk-free rate is an interpolation of yields on U.S. Treasury securities with maturities equivalent to the expected term.
(4)	The dividend yield was based on the Company’s expectation at the time of grant to declare quarterly dividends of $0.06 per share.

A summary of stock option activity for the year ended December 31, 2018 is as follows:

				Weighted Average
			Aggregate	Remaining
	Stock Options	Weighted Average	Intrinsic Value	Contractual Life
	(in thousands)	Exercise Price	(in thousands)	(years)
Outstanding at December 31, 2017	953	$21.86
Exercised	(7)	$22.00
Forfeited	(61)	$22.00
Outstanding at December 31, 2018	885	$21.85	$—	7.7
Options exercisable at December 31, 2018	409	$21.86	$—	7.6

The weighted-average grant date fair value of stock options granted during the year ended December 31, 2016 was $7.24. At December 31, 2018, total unrecognized compensation cost related to unvested stock options was $3.0 million and is expected to be recognized over a weighted-average period of 1.8 years.

The intrinsic value of stock options exercised was $0.1 million and $1.7 million for the years ended December 31, 2018 and 2017, respectively. The actual tax benefit for the tax deductions from the exercise of stock options was not significant and $0.3 million for the years ended December 31, 2018 and 2017, respectively. There were no exercises of stock options during the year ended December 31, 2016.

A summary of restricted stock unit activity for the year ended December 31, 2018 is as follows:

	Restricted	Weighted Average
	Stock Units	Grant Date
	(in thousands)	Fair Value
Outstanding at December 31, 2017	1,247	$37.65
Granted	725	$25.73
Vested	(298)	$36.15
Forfeited	(248)	$34.70
Outstanding at December 31, 2018	1,426	$32.42

The weighted-average grant date fair value of restricted stock units granted during the years ended December 31, 2018, 2017 and 2016 were $25.73, $39.10, and $21.37, respectively. At December 31, 2018, the intrinsic value of unvested restricted stock units was $16.4 million. At December 31, 2018, total unrecognized compensation cost related to unvested restricted stock units was $42.0 million and is expected to be recognized over a weighted-average period of 3.3 years.

The fair value of restricted stock units that vested during the years ended December 31, 2018 and 2017 was $5.6 million and $1.3 million, respectively. The actual tax benefit for the tax deductions from the vesting of restricted stock units was $0.7 million and $0.3 million for the years ended December 31, 2018 and 2017, respectively. There were no restricted stock units that vested during the year ended December 31, 2016. The restricted stock units that vested were net share settled such that the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld were based on the value of the restricted stock units on their respective vesting dates as determined by the Company’s closing stock price. Total payments for the employees’ tax obligations to taxing authorities are reflected as a financing activity within the Consolidated Statements of Cash Flows. These net share settlements had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company.

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

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

	Year Ended December 31,
(In thousands except per share amounts)	2018	2017	2016
Numerator:
Net income	$65,581	$230,692	$11,113
Less: net income attributable to non-controlling interests	(55,183)	(200,839)	(9,591)
Net income attributable to Camping World Holdings, Inc. — basic	10,398	29,853	1,522
Add: Reallocation of net income attributable to non-controlling interests from the assumed exchange of common units of CWGS, LLC for Class A common stock	14,240	—	3,942
Net income attributable to Camping World Holdings, Inc. — diluted	$24,638	$29,853	$5,464
Denominator:
Weighted-average shares of Class A common stock outstanding — basic	36,985	26,622	18,766
Dilutive options to purchase Class A common stock	78	—	—
Dilutive restricted stock units	83	—	—
Dilutive common units of CWGS, LLC that are convertible into Class A common stock	51,732	—	64,836
Weighted-average shares of Class A common stock outstanding — diluted	88,878	26,622	83,602

Earnings per share of Class A common stock — basic	$0.28	$1.12	$0.08
Earnings per share of Class A common stock — diluted	$0.28	$1.12	$0.07

Weighted-average anti-dilutive securities excluded from the computation of diluted earnings per share of Class A common stock:
Stock options to purchase Class A common stock	681	1,063	1,099
Restricted stock units	1,037	393	133
Common units of CWGS, LLC that are convertible into Class A common stock	—	59,995	—

Shares of the Company’s Class B common stock and Class C common stock do not share in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B common stock or Class C common stock under the two-class method has not been presented.

22. Segment Information

During the quarter ended September 30, 2018, the Company’s board of directors appointed Brent Moody, formerly the Chief Operating and Legal Officer, as President of the Company. In this new role, the Company determined that Mr. Moody now performs the role of chief operating decision maker together with the Chief Executive Officer. Additionally, responsibilities of certain members of senior management of the Company were realigned to maximize the contributions of the Company’s recent acquisitions of Retail businesses. As a result of these changes, the Company has determined that its reportable segments have changed. The Company’s new reportable segments have been identified based on various commonalities amongst the Company’s individual product lines, which is consistent with the Company’s operating structure and associated management structure and management evaluates the performance of and allocates resources to these segments based on segment revenues and segment profit. The Company did not aggregate operating segments in the determination of its reportable segments. The segment reporting for prior comparative periods have been recast to conform to the current period presentation.

The Company previously had two reportable segments: (i) Consumer Services and Plans; and (ii) Retail. Following the realignment, the Company now has three reportable segments: (i) Consumer Services and Plans, (ii) Dealership, and (iii) Retail. The Company’s Consumer Services and Plans segment remains the same as prior periods and primarily derives revenue from the sale of emergency roadside assistance; property and casualty insurance programs; travel assist programs; extended vehicle service contracts; co-branded credit cards; vehicle financing and refinancing; club memberships; and publications and directories. The Company has separated the prior Retail segment into two distinct segments: Dealership and Retail. The Company’s Dealership segment primarily derives revenue from the sale of new and used RVs, parts, service and other, and finance and insurance products. The Company’s Retail segment primarily derives revenue from the sale of the following: products, parts, service and other, including RV accessories and supplies; and camping, hunting, fishing, skiing, snowboarding, bicycling, skateboarding, marine and watersport equipment and supplies. As noted above, both the Dealership and Retail segments derive revenue from the sale of parts, services and other revenues since certain retail locations without associated dealerships have the capability to perform RV repair and maintenance services. Additionally, certain RV parts and accessories can be sold to customers at a dealership or retail location. The revenues and related costs of revenues for these parts and services are recorded in the segment that enters into the transaction with the customer, either Dealership or Retail. Corporate and other is comprised of the corporate operations of the Company. The reportable segments identified above are the business activities of the Company for which discrete financial information is available and for which operating results are regularly reviewed by the Company’s chief operating decision maker to allocate resources and assess performance. The Company’s chief operating decision maker is a group comprised of the Chief Executive Officer and the President. Segment income, defined as income from operations before depreciation and amortization plus floor plan interest expense, is the measure of segment profit reviewed by the Company’s chief operating decision maker.

Segment revenue includes intersegment revenue. Segment income includes intersegment allocations for shared resources, which includes lease expenses for Dealership and Retail locations that share space under a common property lease arrangement.

Reportable segment revenue, segment income, floor plan interest expense, depreciation and amortization, other interest expense, net, total assets, and capital expenditures are as follows:

	Year Ended December 31, 2018
	Consumer
	Services			Intersegment
($ in thousands)	and Plans	Dealership	Retail	Eliminations	Total
Revenue:
Consumer services and plans	$216,033	$—	$—	$(1,981)	$214,052
New vehicles	—	2,520,015	—	(7,161)	2,512,854
Used vehicles	—	734,938	—	(2,921)	732,017
Dealership parts, services and other	—	279,438	—	—	279,438
Finance and insurance, net	—	394,214	—	(10,503)	383,711
Retail	—	—	791,970	(122,025)	669,945
Total consolidated revenue	$216,033	$3,928,605	$791,970	$(144,591)	$4,792,017

	Year Ended December 31, 2017
	Consumer
	Services	Dealership		Intersegment
($ in thousands)	and Plans(1)	(1) (2)	Retail(1)(2)	Eliminations	Total
Revenue:
Consumer services and plans	$197,100	$—	$—	$(1,486)	$195,614
New vehicles	—	2,442,157	—	(6,229)	2,435,928
Used vehicles	—	671,885	—	(3,025)	668,860
Dealership parts, services and other	—	246,898	—	—	246,898
Finance and insurance, net	—	333,988	—	(7,379)	326,609
Retail	—	—	517,200	(111,279)	405,921
Total consolidated revenue	$197,100	$3,694,928	$517,200	$(129,398)	$4,279,830

	Year Ended December 31, 2016
	Consumer
	Services	Dealership		Intersegment
($ in thousands)	and Plans(1)	(1) (2)	Retail(1)(2)	Eliminations	Total
Revenue:
Consumer services and plans	$186,868	$—	$—	$(2,095)	$184,773
New vehicles	—	1,866,182	—	(3,987)	1,862,195
Used vehicles	—	705,893	—	(2,567)	703,326
Dealership parts, services and other	—	220,422	—	—	220,422
Finance and insurance, net	—	231,861	—	(5,867)	225,994
Retail	—	—	429,816	(110,219)	319,597
Total consolidated revenue	$186,868	$3,024,358	$429,816	$(124,735)	$3,516,307

(1)	The Company has adjusted certain prior period amounts for the immaterial correction of errors. See Note 1 — Summary of Significant Accounting Policies — Revisions for Correction of Immaterial Errors.
(2)

The Company has adjusted certain prior period amounts for the immaterial correction of errors. For the years ended December 31, 2017 and 2016, segment revenue for the Company’s Retail segment, which was previously presented with combined Dealership and Retail segments, was originally reported as $4.1 billion and $3.3 billion, respectively. After correction of the errors totaling $5.4 million and $2.7 million for the years ended December 31, 2017 and 2016, segment revenue for the Company’s combined Dealership and Retail segments remained at $4.1 billion and $3.3 billion, respectively. See Note 1 — Summary of Significant Accounting Policies — Revisions for Correction of Immaterial Errors.

	Year Ended December 31,
($ in thousands)	2018	2017	2016
Segment income:(1)
Consumer services and plans	$110,517	$98,371	$89,046
Dealership (2)	265,824	290,607	198,840
Retail (2)	(157,118)	(23,408)	55
Total segment income	219,223	365,570	287,941
Corporate & other	(6,821)	(5,373)	(4,382)
Depreciation and amortization	(49,322)	(31,545)	(24,695)
Other interest expense, net	(63,329)	(42,959)	(48,318)
Tax Receivable Agreement liability adjustment	(1,324)	100,758	—
Loss and expense on debt restructure	(2,056)	(849)	(6,270)
Income before income taxes	$96,371	$385,602	$204,276

(1)

Segment income is defined as income from operations before depreciation and amortization plus floor plan interest expense. The Company has recast certain prior period amounts to conform to the three segments presented in 2018.

(2)

The Company has adjusted certain prior period amounts for the immaterial correction of errors. For the years ended December 31, 2017 and 2016, segment income for the Company’s Retail segment, which was previously presented with combined Dealership and Retail segments, was originally reported as $272.6 million and $201.6 million, respectively. After correction of the errors totaling $5.4 million and $2.7 million for the years ended December 31, 2017 and 2016, segment income for the Company’s combined Dealership and Retail segments was $267.2 million and $198.9 million, respectively. See Note 1 — Summary of Significant Accounting Policies — Revisions for Correction of Immaterial Errors.

	Year Ended December 31,
($ in thousands)	2018	2017	2016
Depreciation and amortization:
Consumer services and plans	$3,435	$3,688	$3,780
Dealership	17,124	13,792	11,679
Retail	28,175	14,065	9,236
Subtotal	48,734	31,545	24,695
Corporate & other	588	—	—
Total depreciation and amortization	$49,322	$31,545	$24,695

	Years ended December 31,
($ in thousands)	2018	2017	2016
Other interest expense, net:
Consumer services and plans	$4	$(2)	$19
Dealership	4,858	3,775	3,562
Retail	3,215	2,108	1,833
Subtotal	8,077	5,881	5,414
Corporate & other	55,252	37,078	42,904
Total interest expense	$63,329	$42,959	$48,318

	As of December 31,
($ in thousands)	2018	2017	2016
Assets:
Consumer services and plans	$174,623	$180,295	$152,689
Dealership	1,736,525	1,718,228	1,081,638
Retail	702,383	360,546	147,318
Subtotal	2,613,531	2,259,069	1,381,645
Corporate & other	193,156	307,957	74,416
Total assets	$2,806,687	$2,567,026	$1,456,061

(1)

The Company has adjusted certain prior period amounts for the immaterial correction of errors. Retail segment assets increased $0.2 million and $0.2 million as of December 31, 2017 and 2016, respectively, and Corporate & other assets increased $5.3 million and $0 million as of December 31, 2017 and 2016, respectively. See Note 1 — Summary of Significant Accounting Policies — Revisions for Correction of Immaterial Errors.

	Year Ended December 31,
($ in thousands)	2018	2017	2016
Capital expenditures:
Consumer Services and Plans	$2,741	$3,358	$3,136
Dealership	91,961	43,588	42,506
Retail	159,657	33,825	11,301
Total capital expenditures	$254,359	$80,771	$56,943

The following table presents the effect of the error corrections on the statements of reportable segment revenue and segment income for the periods indicated:

	Year Ended December 31, 2017			Year Ended December 31, 2016
($ in thousands except per share amounts)	As Reported	Adjustment	As Corrected	As Reported	Adjustment	As Corrected
Revenue:
Dealership segment	$3,700,353	$(5,425)	$3,694,928	$3,027,048	$(2,690)	$3,024,358
Total consolidated revenue	4,285,255	(5,425)	4,279,830	3,518,997	(2,690)	3,516,307
Segment income:
Dealership	296,032	(5,425)	290,607	201,530	(2,690)	198,840
Total segment income	370,995	(5,425)	365,570	290,631	(2,690)	287,941
Income from operations before income taxes	389,956	(4,354)	385,602	206,966	(2,690)	204,276

23. Quarterly Financial Information (Unaudited)

The quarterly financial information provided below for each of the quarters in the year ended December 31, 2018 reflect the adoption of ASC 606 as described in Note 2 — Revenue, which also removed the guidance for capitalization of direct response advertising that is now expensed as incurred. The three months ended December 31, 2017 reflect the provisional impact of the U.S. Tax Cuts and Jobs Act of 2017 as described in Note 11 — Income Taxes. The three months ended December 31, 2018 reflect the impairment of goodwill of $40.0 million relating to the Retail reporting unit as described in Note 6 —  Goodwill and Intangible Assets.

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
($ in thousands)	2018	2018	2018	2018	2017	2017	2017	2017
Revenue (1)	$982,393	$1,309,486	$1,441,477	$1,058,661	$887,986	$1,233,933	$1,277,337	$880,574
Income from operations (1)	(43,023)	80,663	117,704	45,671	43,285	108,995	134,832	68,843
Net income (loss) (1)	(71,254)	46,155	77,132	13,548	(3,911)	82,323	103,606	48,674
Net income (loss) attributable to Camping World Holdings, Inc. (1)	(30,328)	14,123	24,782	1,821	(15,830)	19,246	19,064	7,373
Earnings (loss) per share of Class A common stock (1):
Basic	$(0.82)	$0.38	$0.67	$0.05	$(0.45)	$0.65	$0.83	$0.39
Diluted	$(0.83)	$0.38	$0.67	$0.05	$(0.45)	$0.65	$0.83	$0.37

(1)	The Company has adjusted certain prior period amounts for the immaterial correction of errors. See Note 1 — Summary of Significant Accounting Policies — Revisions for Correction of Immaterial Errors.

As a result of the immaterial errors discussed in Note 1 – Summary of Significant Accounting Policies – Revisions for Correction of Immaterial Errors, revenue, income tax expense, income attributable to non-controlling interests, were each corrected from those amounts reported in the respective Form 10-Q as follows:

	Three Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
($ in thousands)	2018	2018	2018	2017	2017	2017	2017
Revenue - Retail - as originally reported (1)	$184,543	$176,003	$100,091	$51,096	$46,169	$48,103	$50,246
Revenue - Retail - adjustment (1)	—	(112)	112	—	—	—	—
Revenue - Retail- as corrected (1)	184,543	175,891	100,203	51,096	46,169	48,103	50,246

Revenue - Dealership service, parts and other - as originally reported (1)	71,607	74,200	64,217	61,312	66,847	65,554	53,185
Revenue - Dealership service, parts and other - adjustment (1)	—	268	(268)	—	—	—	—
Revenue - Dealership service, parts and other - as corrected (1)	71,607	74,468	63,949	61,312	66,847	65,554	53,185

Revenue - finance and insurance, net - as originally reported (1)	109,459	124,060	91,849	64,827	100,858	100,306	66,043
Revenue - Finance and insurance, net - adjustment (1)	(3,241)	(3,855)	(2,749)	(1,006)	(1,669)	(1,689)	(1,061)
Revenue - Finance and insurance, net - as corrected (1)	106,218	120,205	89,100	63,821	99,189	98,617	64,982

Total Revenue - as originally reported (1)	1,312,727	1,445,176	1,061,566	888,992	1,235,602	1,279,026	881,635
Total Revenue - adjustment (1)	(3,241)	(3,699)	(2,905)	(1,006)	(1,669)	(1,689)	(1,061)
Total Revenue - as corrected (1)	1,309,486	1,441,477	1,058,661	887,986	1,233,933	1,277,337	880,574

Costs applicable to revenue: Consumer services and plans - as originally reported (1)	21,499	20,832	22,725	20,030	20,085	20,560	21,147
Costs applicable to revenue: Consumer services and plans - adjustment (1)	—	(64)	64	—	—	—	—
Costs applicable to revenue: Consumer services and plans - as corrected (1)	21,499	20,768	22,789	20,030	20,085	20,560	21,147

Costs applicable to revenue: Dealership service, parts and other - as originally reported (1)	36,503	36,102	31,766	32,614	34,923	33,920	27,394
Costs applicable to revenue: Dealership service, parts and other - adjustment (1)	—	131	(131)	—	—	—	—
Costs applicable to revenue: Dealership service, parts and other - as corrected (1)	36,503	36,233	31,635	32,614	34,923	33,920	27,394

Costs applicable to revenue: Retail - as originally reported (1)	116,664	111,878	64,122	66,782	73,907	61,031	34,201
Costs applicable to revenue: Retail - adjustment (1)	—	(45)	45	—	—	—	—
Costs applicable to revenue: Retail - as corrected (1)	116,664	111,833	64,167	66,782	73,907	61,031	34,201

Total costs applicable to revenue - as originally reported (1)	936,472	1,029,012	756,790	622,377	880,387	906,446	629,706
Total costs applicable to revenue - adjustment (1)	—	22	(22)	—	—	—	—
Total costs applicable to revenue - as corrected (1)	936,472	1,029,034	756,768	622,377	880,387	906,446	629,706

Selling, general and administrative expenses - as originally reported (1)	278,329	284,295	245,114	213,052	236,174	228,444	175,490
Selling, general and administrative expenses - adjustment (1)	—	(1,199)	1,199	—	—	—	—
Selling, general and administrative expenses - as corrected (1)	278,329	283,096	246,313	213,052	236,174	228,444	175,490

Income from operations - as originally reported (1)	83,904	120,226	49,753	44,291	110,664	136,521	69,904
Income from operations - adjustment (1)	(3,241)	(2,522)	(4,082)	(1,006)	(1,669)	(1,689)	(1,061)
Income from operations - as corrected (1)	80,663	117,704	45,671	43,285	108,995	134,832	68,843

Tax Receivable Agreement liability adjustment - as originally reported (1)	—	—	—	99,766	(96)	—	17
Tax Receivable Agreement liability adjustment - adjustment (1)	—	—	—	1,071	—	—	—
Tax Receivable Agreement liability adjustment - as corrected (1)	—	—	—	100,837	(96)	—	17

Other income (expense), net - as originally reported (1)	1	(1)	—	—	—	—	—
Other income (expense), net - adjustment (1)	(1)	1	—	—	1	(1)	—
Other income (expense), net - as corrected (1)	—	—	—	—	1	(1)	—

Income before taxes - as originally reported (1)	59,295	93,917	24,495	123,222	92,142	119,377	55,215
Income before taxes - adjustment (1)	(3,240)	(2,523)	(4,082)	65	(1,668)	(1,690)	(1,061)
Income before taxes - as corrected (1)	56,055	91,394	20,413	123,287	90,474	117,687	54,154

Income tax (expense) benefit - as originally reported (1)	(11,385)	(12,102)	(7,219)	(128,716)	(8,390)	(14,284)	(5,592)
Income tax (expense) benefit - adjustment (1)	1,485	(2,160)	354	1,518	239	203	112
Income tax (expense) benefit - as corrected (1)	(9,900)	(14,262)	(6,865)	(127,198)	(8,151)	(14,081)	(5,480)

Net income - as originally reported (1)	47,910	81,815	17,276	(5,494)	83,752	105,093	49,623
Net income - adjustment (1)	(1,755)	(4,683)	(3,728)	1,583	(1,429)	(1,487)	(949)
Net income - as corrected (1)	46,155	77,132	13,548	(3,911)	82,323	103,606	48,674

Income attributable to non-controlling interests - as originally reported (1)	(33,893)	(53,784)	(14,095)	(12,599)	(64,163)	(85,749)	(42,101)
Income attributable to non-controlling interests - adjustment (1)	1,861	1,434	2,368	680	1,086	1,207	800
Income attributable to non-controlling interests - as corrected (1)	(32,032)	(52,350)	(11,727)	(11,919)	(63,077)	(84,542)	(41,301)

Net income attributable to Camping World Holdings, Inc. - as originally reported (1)	14,017	28,031	3,181	(18,093)	19,589	19,344	7,522
Net income attributable to Camping World Holdings, Inc. - adjustment (1)	106	(3,249)	(1,360)	2,263	(343)	(280)	(149)
Net income attributable to Camping World Holdings, Inc. - as corrected (1)	14,123	24,782	1,821	(15,830)	19,246	19,064	7,373

Earnings per share of Class A common stock - basic - as originally reported (1)	$0.38	$0.76	$0.09	$(0.52)	$0.66	$0.84	$0.40
Earnings per share of Class A common stock - basic - adjustment (1)	-	(0.09)	(0.04)	0.07	(0.01)	(0.01)	(0.01)
Earnings per share of Class A common stock - basic - as corrected (1)	0.38	0.67	0.05	(0.45)	0.65	0.83	0.39

Earnings per share of Class A common stock - diluted - as originally reported (1)	$0.38	$0.72	$0.08	$(0.52)	$0.66	$0.84	$0.38
Earnings per share of Class A common stock - diluted- adjustment (1)	-	(0.05)	(0.03)	0.07	(0.01)	(0.01)	(0.01)

Earnings per share of Class A common stock - diluted - as corrected (1)	0.38	0.67	0.05	(0.45)	0.65	0.83	0.37

(1)	The Company has adjusted certain prior period amounts for the immaterial correction of errors. See Note 1 — Summary of Significant Accounting Policies — Revisions for Correction of Immaterial Errors.

(1)

Schedule I: Condensed Financial Information of Registrant

Camping World Holdings, Inc.

Condensed Balance Sheet

(Parent Company Only)

(In Thousands Except Share Amounts)

	December 31,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$31,537	$14,503
Intercompany receivable	2,518	—
Prepaid income taxes and other	9,049	10,661
Total current assets	43,104	25,164

Deferred tax asset	144,006	150,338
Investment in subsidiaries	(8,363)	15,054
Total assets	$178,747	$190,556

Liabilities and stockholders' equity
Current liabilities:
Accrued liabilities	$—	$313
Current portion of liabilities under Tax Receivable Agreement	9,446	8,906
Total current liabilities	9,446	9,219

Liabilities under Tax Receivable Agreement, net of current portion	124,763	130,826
Total liabilities	134,209	140,045

Commitments and contingencies	—	—

Stockholders' equity:
Preferred stock, par value $0.01 per share – 20,000,000 shares authorized; none issued and outstanding as of December 31, 2018 and December 31, 2017	—	—
Class A common stock, par value $0.01 per share – 250,000,000 shares authorized; 37,278,690 issued and 37,192,364 outstanding as of December 31, 2018 and 36,758,233 issued and 36,749,072 outstanding as of December 31, 2017	372	367
Class B common stock, par value $0.0001 per share – 75,000,000 shares authorized; 69,066,445 issued; and 50,706,629 outstanding as of December 31, 2018 and 69,066,445 issued and 50,836,629 outstanding as of December 31, 2017	5	5
Class C common stock, par value $0.0001 per share – one share authorized, issued and outstanding as of December 31, 2018 and December 31, 2017	—	—
Additional paid-in capital	47,531	42,520
Retained earnings	(3,370)	7,619
Total stockholders' equity	44,538	50,511
Total liabilities and stockholders' equity	$178,747	$190,556

See accompanying Notes to Condensed Financial Statements

Schedule I: Condensed Financial Information of Registrant (continued)

Camping World Holdings, Inc.

Condensed Statement of Income

(Parent Company Only)

(In Thousands)

	Year Ended December 31,
	2018	2017	2016
Revenue:
Intercompany revenue	$7,066	$4,768	$1,564
Total revenue	7,066	4,768	1,564

Operating expenses:
Selling, general, and administrative	7,066	4,770	1,564
Total operating expenses	7,066	4,770	1,564

Loss from operations	—	(2)	—

Other interest expense, net	(15)	—	—
Tax Receivable Agreement liability adjustment	(1,324)	100,758	—
Equity in net income of subsidiaries	39,266	82,430	2,776

Income before income taxes	37,927	183,186	2,776
Income tax expense	(27,529)	(153,333)	(1,254)
Net income	$10,398	$29,853	$1,522

See accompanying Notes to Condensed Financial Statements

Schedule I: Condensed Financial Information of Registrant (continued)

Camping World Holdings, Inc.

Condensed Statement of Cash Flows

(Parent Company Only)

(In Thousands)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2018	2017	2016
Operating activities
Net income	$10,398	$29,853	$1,522

Adjustments to reconcile net income to net cash used in operating activities:
Equity in net income of subsidiaries	(39,266)	(82,430)	(2,776)
Deferred tax expense	10,908	133,639	928
Tax receivable agreements liability adjustment	1,324	(100,758)	—
Change in assets and liabilities, net of acquisitions:
Intercompany receivables	(2,518)	—	—
Prepaid income taxes and other assets	1,464	(10,656)	—
Accounts payable and other accrued liabilities	(44)	(1,147)	213
Payment pursuant to Tax Receivable Agreement	(8,914)	(203)	—
Net cash used in operating activities	(26,648)	(31,702)	(113)

Investing activities
Purchases of LLC Interest from CWGS, LLC	(271)	(124,150)	(243,845)
Distributions received from CWGS, LLC	65,940	66,092	3,889
Net cash provided by (used in) investing activities	65,669	(58,058)	(239,956)

Financing activities
Proceeds from issuance of Class A common stock sold in an initial public offering net of underwriter discounts and commissions	—	—	243,809
Proceeds from issuance of Class A common stock sold in a public offering net of underwriter discounts and commissions	—	122,544	—
Proceeds from issuance of Class B common stock	—	—	7
Dividends paid to Class A common stockholders	(22,697)	(22,241)	(1,515)
Proceeds from exercise of stock options	153	1,728	—
Disgorgement of short-swing profits by Section 16 officer	557	—	—

Net cash provided by (used in) financing activities	(21,987)	102,031	242,301

Increase in cash and cash equivalents	17,034	12,271	2,232
Cash and cash equivalents at beginning of year	14,503	2,232	—
Cash and cash equivalents at end of the year	$31,537	$14,503	$2,232

See accompanying Notes to Condensed Financial Statements

Schedule I: Condensed Financial Information of Registrant (continued)

Camping World Holdings, Inc.

Notes to Condensed Financial Statements

(Parent Company Only)

December 31, 2018

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

Certain intercompany balances presented in these condensed Parent Company financial statements are eliminated in the consolidated financial statements. $7.1 million and $40.5 million of intercompany revenue and equity in net income of subsidiaries, respectively, was eliminated in consolidation for the year ended December 31, 2018. $4.8 million and $82.0 million of intercompany revenue and equity in net income of subsidiaries, respectively, was eliminated in consolidation for the year ended December 31, 2017. $1.6 million and $2.9 million of intercompany revenue and equity in net income of subsidiaries, respectively, was eliminated in consolidation for the year ended December 31, 2016. $2.5 million of an intercompany receivable was owed to the Parent Company by CWGS, LLC at December 31, 2018. $0.1 million of an intercompany payable to CWGS, LLC was included in accrued liabilities at December 31, 2017. Related party amounts that were not eliminated in the consolidated financial statements include the Parent Company's liabilities under the tax receivable agreement, which totaled $134.2 million and $139.7 million as of December 31, 2018 and 2017, respectively.

3. Revisions for Correction of Immaterial Errors

The Parent Company corrected for errors that were immaterial to previously-reported condensed financial statements. These errors were also identified in connection with the preparation of the financial statements for the year ended December 31, 2018, and related to i) the cancellation reserve for certain of its finance and insurance offerings within the Dealership segment and ii) the calculation of the Tax Receivable Agreement liability that arose from transactions in 2017. The Parent Company evaluated the materiality of these errors both qualitatively and quantitatively in accordance with Staff Accounting Bulletin (“SAB”) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, and determined the effect of these corrections was not material to the previously issued financial statements. However, correcting the cumulative error during the year ended December 31, 2018 would have been material to the current period. Therefore, the amounts in the previous periods have been revised to reflect the correction of these errors.

The following table presents the effect of the error corrections on the Parent Company’s condensed balance sheet for the period indicated.

	At December 31, 2017
($ in thousands)	As Reported	Adjustment	As Corrected
Prepaid income taxes and other	$2,244	$8,417	$10,661
Deferred tax asset	153,445	(3,107)	150,338
Investment in subsidiaries	24,315	(9,261)	15,054
Total assets	194,507	(3,951)	190,556
Liabilities under Tax Receivable Agreement, net of current portion	129,596	1,230	130,826
Total liabilities	138,002	2,043	140,045
Additional paid-in capital	49,941	(7,421)	42,520
Retained earnings	6,192	1,427	7,619
Total stockholders' equity	56,505	(5,994)	50,511
Total liabilities and stockholders' equity	194,507	(3,951)	190,556

The following table presents the effect of the error corrections on the Parent Company’s condensed statement of income for the period indicated.

	Year Ended December 31, 2017			Year Ended December 31, 2016
($ in thousands except per share amounts)	As Reported	Adjustment	As Corrected	As Reported	Adjustment	As Corrected
Equity in net income of subsidiaries	$84,092	$(1,662)	$82,430	$2,877	$(101)	$2,776
Income tax expense	(155,415)	2,082	(153,333)	(1,291)	37	(1,254)
Net income	28,362	1,491	29,853	1,586	(64)	1,522

The following table presents the effect of the error corrections on the Parent Company’s condensed statement of cash flows for the period indicated.

	Year Ended December 31, 2017			Year Ended December 31, 2016
($ in thousands)	As Reported	Adjustment	As Corrected	As Reported	Adjustment	As Corrected
Net income	$28,362	$1,491	$29,853	$1,586	$(64)	$1,522
Adjustments to reconcile net income to net cash used in operating activities:
Equity in net income of subsidiaries	(84,092)	1,662	(82,430)	(2,877)	101	(2,776)
Deferred tax expense	127,305	6,334	133,639	965	(37)	928
Tax receivable agreements liability adjustment	(99,687)	(1,071)	(100,758)	—	—	—
Prepaid income taxes and other assets	(2,240)	(8,416)	(10,656)	—	—	—

4. Commitments and Contingencies

On October 6, 2016, the Parent Company entered into a tax receivable agreement with certain holders of common units in CWGS, LLC (the "Continuing Equity Owners") that provides for the payment by the Parent Company to the Continuing Equity Owners of 85% of the amount of any tax benefits that the Parent Company actually realizes, or in some cases are deemed to realize, as a result of certain transactions. See Note 11 to the consolidated financial statements for more information regarding the Parent Company's tax receivable agreement. As described in Note 11 to the consolidated financial statements, amounts payable under the tax receivable agreement are contingent upon, among other things, (i) generation of future taxable income of Camping World Holdings, Inc. over the term of the tax receivable agreement and (ii) future changes in tax laws. As of December 31, 2018 and 2017, liabilities under the tax receivable agreement totaled $134.2 million and $139.7 million, respectively.

See Note 13 to the consolidated financial statements for information regarding pending and threatened litigation. Pursuant to the LLC Agreement, the Parent Company receives reimbursements for all costs associated with being a public company, which includes costs of litigation.

5. Statements of Cash Flows

Supplemental disclosures of cash flow information for the years ended December 31, are as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2018	2017	2016
Cash paid during the period for:
Interest	$15	$—	$—
Income taxes	14,421	31,543	58
Non-cash investing activities:
Portion of subsidiary's acquisition purchase price paid through issuance of Class A common stock	—	5,720	—
Non-cash financing activities:
Par value of Class A common stock issued in exchange for common units in CWGS, LLC	3	130	—
Par value of Class A common stock issued for vested restricted stock units	3	—	—
Par value of Class A common stock repurchased for withholding taxes on vested RSUs	(1)	—	—
Par value of Class A common stock issued for acquisition	—	1	—

Schedule II: Valuation and Qualifying Accounts

	Balance at	Additions	Charged	Charges	Balance
	Beginning	Charged to	to Other	Utilized	at End
(In Thousands)	of Period	Expense (1)	Accounts (2)	(Write-offs)	of Period
Accounts receivable allowance (3):
Year ended December 31, 2018 (4)	$8,659	$2,444	$(5,278)	$(1,096)	$4,729
Year ended December 31, 2017	$8,753	$838	$9,658	$(10,590)	$8,659
Year ended December 31, 2016	$8,370	$1,332	$12,960	$(13,909)	$8,753

(1)	Additions to allowance for doubtful accounts are charged to expense.
(2)	Additions to cancellations/returns allowances are credited against revenue.
(3)	Accounts receivable allowance includes the allowance for doubtful accounts and the allowance for cancellations /returns.
(4)

As a result of the adoption of ASC 606 on January 1, 2018, certain of the Company’s revenue streams are recorded as variable consideration and would no longer be considered to have an allowance for cancellations/returns (see Note 2 — Revenue in Part II, Item 8 of this Form 10-K). This resulted in a charge to other accounts of $5.5 million for the year ended December 31, 2018.

	Balance at	Additions	Charged	Charges	Balance
	Beginning	Charged to	to Other	Utilized	at End
(In Thousands)	of Period	Expense	Accounts (1)	(Write-offs)	of Period
Noncurrent other assets allowance:
Year ended December 31, 2018 (2)	$7,187	$—	$(7,187)	$—	$—
Year ended December 31, 2017	$5,737	$—	$6,918	$(5,468)	$7,187
Year ended December 31, 2016	$4,554	$—	$3,209	$(2,026)	$5,737

(1)	Additions to cancellations /returns allowances are credited against revenue.
(2)

As a result of the adoption of ASC 606 on January 1, 2018, certain of the Company’s revenue streams are recorded as variable consideration and would no longer be considered to have an allowance for cancellations/returns (see Note 2 — Revenue in Part II, Item 8 of this Form 10-K). This resulted in a charge to other accounts of $7.2 million for the year ended December 31, 2018.

		Tax Valuation	Tax Valuation
		Allowance	Allowance
	Balance at	Charged to	Credited to	Charged	Balance
	Beginning	Income Tax	Income Tax	to Other	at End
(In Thousands)	of Period	Provision	Provision	Accounts (1)	of Period
Valuation allowance for deferred tax assets:
Year ended December 31, 2018	$132,468	$43,175	$—	$5,340	$180,983
Year ended December 31, 2017	$152,021	$11,194	$(64,535)	$33,788	$132,468
Year ended December 31, 2016	$44,770	$1,049	$—	$106,202	$152,021

(1)	Amounts charged to additional paid-in capital relating to the outside basis in the investment in CWGS, LLC.

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The information required by this Item 9 was previously reported in the Company’s Current Report on Form 8-K that was filed with the Securities and Exchange Commission on May 22, 2018.

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

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2018, our disclosure controls and procedures were not effective at the reasonable assurance level as a result of the material weaknesses discussed below.

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

Our management has excluded from its assessment of internal control over financial reporting at December 31, 2018 the internal control over financial reporting of several of our recently acquired businesses in 2018, comprised of eight dealerships (the “Excluded Acquisitions”). The Excluded Acquisitions constituted $65.5 million and $(7.4) million of total assets and net assets, respectively, as of December 31, 2018, and $74.7 million and $3.3 million of revenues and net income, respectively, for the year then ended.

Based on our assessment, our management concluded that our internal control over financial reporting was not effective as of December 31, 2018 as a result of the material weaknesses discussed below.

A “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with the preparation of our consolidated financial statements for the year ended December 31, 2018, the Company corrected for errors that were immaterial to previously reported consolidated financial statements. Such errors are disclosed in Note 1 — Summary of Significant Accounting Policies — Revisions for Correction of Immaterial Errors in Part II, Item 8 of this Form 10-K.

For one of these errors, the Company identified the necessity to adjust the manner in which reserves related to certain dealership finance and insurance product cancellation provisions are calculated, resulting from a deficiency in the design and operation of the review of such reserves, which we determined to be a material weakness. The error in certain dealership finance and insurance product cancellation provisions as well as the other errors identified are due to deficiencies in our internal control environment resulting from insufficient technical resources to properly design (relative to the cancellation provision error) and operate internal controls (for the other deficiencies identified as discussed below) over financial reporting including, to timely review, analyze and adjust accounting estimates. Accordingly, we believe that deficiencies related to areas such as (1) the review of asset activity and valuations, (2) the appropriate assignment of resources for the review of certain accounting analyses and associated journal entries, and (3) the financial statement presentation and disclosure review process collectively represent a material weakness.

The Company previously reported material weaknesses in internal controls related to our management review control process to ensure appropriate accounting for income taxes, including the calculation and realization of deferred tax assets.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this annual report, has issued an attestation report on our internal control over financial reporting, which expressed an adverse opinion as stated in their report which is included in this Item 9A on page 198.

Management’s Remediation Plan and Efforts

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

Although we have undertaken remediation efforts to enhance our controls for income taxes, we will not consider the material weaknesses to be remediated until the material weakness related to insufficient accounting resources is fully remediated, and until our enhanced controls are operational for a sufficient period of time and tested, enabling management to conclude that the enhanced controls are operating effectively.

During the quarter ended December 31, 2018, we completed certain remediation measures related to previously reported material weaknesses in internal control over financial reporting related to: (i) the documentation and communication of certain accounting policies and procedures related to corporate accounting functions within the Company’s wholly owned subsidiary FreedomRoads LLC and (ii) the valuation of trade-in unit inventory. Specifically, we improved the documentation of the accounting policies and procedures related to the material weakness noted in (i) of this paragraph above, and communicated the updates to relevant personnel. Additionally, we enhanced our procedures surrounding information produced by the entity within our used trade-in unit inventory valuation monitoring controls to address the material weakness noted in (ii) of this paragraph above. Finally, we completed the testing of the design and operating effectiveness of related controls. Based on these procedures, we believe that these identified material weaknesses have been remediated. However, completion of remediation procedures for these material weaknesses does not provide assurance that our modified controls will continue to operate properly or that our financial statements will be free from error.

Our remediation plan includes, but is not limited to, the following measures:

•

Performing an assessment of accounting resource requirements across the Company.  Based on the results of that assessment, undertaking such measures as deemed necessary, including hiring additional experienced accounting personnel to enable the proper and timely review of asset activity and valuations and certain dealership finance and insurance product cancellation reserves, the appropriate assignment of resources for review of certain accounting analyses and associated journal entries, and the financial statement presentation and disclosure review process;

•	Regularly monitoring accounting resource sufficiency; and
•

Improving the design of our existing controls to include additional review of the analysis to determine the amount of our income tax liabilities and related deferred income tax balances, and the ability to realize deferred tax assets, including additional review over the computation processes for the determination of the allocation of basis between the Continuing Equity Owners and the Company. The management review of the analysis will employ specialized resources over the basis allocations and the related computations surrounding our income tax liabilities and related deferred income tax balances. To improve the effectiveness of the tax controls, the Company will procure additional resources and the reviewer will also perform additional review procedures when a tax-planning strategy is involved in the determination of the amount of valuation allowance, if any, applied against deferred tax assets.

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

Changes in Internal Control over Financial Reporting

Other than described above in this Item 9A, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control performed during the fiscal quarter ended December 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Camping World Holdings, Inc. and subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Camping World Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weaknesses identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018, of the Company and our report dated March 14, 2019, expressed an unqualified opinion on those financial statements.

As described in Management’s Annual Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at the Company’s recently acquired businesses in 2018, comprised of eight dealerships (the “Excluded Acquisitions”), and whose financial statements constitute $65.5 million and $(7.4) million of total and net assets, respectively, as of December 31, 2018 and $74.7 million and $3.3 million of revenues and net income, respectively, for the year then ended. Accordingly, our audit did not include the internal control over financial reporting at the Excluded Acquisitions.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management's assessment:

Insufficiency of Accounting Resources - As required by COSO Principle 4, under the Control Environment Component, the Company did not attract, develop, and retain sufficient accounting department resources with appropriate knowledge and expertise commensurate with the Company’s corporate structure and financial reporting requirements to effectively operate internal controls over financial reporting. As a result of the lack of sufficient and appropriate resources, the Company’s control activities in certain process or control areas did not operate effectively. Areas where we identified deficiencies resulting from the lack of sufficient accounting department resources included (1) the review of asset activity and valuations, (2) the appropriate assignment of resources for the review of certain accounting analyses and associated journal entries, and (3) the financial statement presentation and disclosure review process. In aggregate we have deemed these deficiencies to be a material weakness.

Management also identified a material weakness in the design and operation of the review of certain dealership finance and insurance product cancellation reserves resulting from the lack of sufficient and appropriate resources.

Controls over the Accounting for Income Taxes - The Company’s management review controls to ensure the appropriate accounting for income taxes, including the calculation and realization of deferred income tax assets, were not designed or operating effectively.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2018, of the Company, and this report does not affect our report on such financial statements.

/s/ Deloitte & Touche LLP

Los Angeles, California

March 14, 2019

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

The information concerning our executive officers and directors in response to this item is contained above in part under the caption “Executive Officers and Directors of the Registrant” at the end of Part I of this Form 10-K. Other Information required by this item will be included under the captions “Proposal 1: Election of Directors”, “Corporate Governance”, “Committees of the Board”, and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for our 2019 Annual Meeting of Shareholders and, upon filing, is incorporated herein by reference.

ITEM 11.  Executive Compensation

The information required by this item will be included under the captions “Executive Compensation”, ”Director Compensation”, “Compensation Committee Report”, and “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement for our 2019 Annual Meeting of Shareholders and, upon filing, is incorporated herein by reference.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information about our compensation plans under which our Class A common stock is authorized for issuance, as of December 31, 2018:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuances under equity compensation plans
Equity compensation plans approved by security holders (1)	2,311,624	$21.85	11,964,302
Equity compensation plans not approved by security holders	—	—	—
Total	2,311,624	$21.85	11,964,302

(1)	Includes awards granted and available to be granted under our 2016 Incentive Award Plan.

Other information required by this item with respect to security ownership of certain beneficial owners and management will be included under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our Proxy Statement for our 2019 Annual Meeting of Shareholders and, upon filing, is incorporated herein by reference.

ITEM 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included under the captions “Certain Relationships and Related Person Transactions” and “Corporate Governance—Director Independence” in our Proxy Statement for our 2019 Annual Meeting of Shareholders and, upon filing, is incorporated herein by reference.

ITEM 14.  Principal Accountant Fees and Services

The information required by this item will be included under the caption “Independent Registered Public Accounting Firm Fees and Other Matters” in our Proxy Statement for our 2019 Annual Meeting of Shareholders and, upon filing, is incorporated herein by reference.

PART IV

ITEM 15.  Exhibits, Financial Statements and Schedules

(a)(1) Financial Statements.

See the table of contents under “Item 8. Financial Statements and Supplementary Data” in Part II of this Form 10-K above for the list of financial statements filed as part of this report.

(a)(2) Financial Statement Schedules.

Schedule I: Condensed Financial Information of Registrant	188
Schedule II: Valuation and Qualifying Accounts	194

All other schedules have been omitted because they are not required or because the required information is given in the Consolidated Financial Statements or Notes thereto set forth above under “Item 8. Financial Statements and Supplementary Data” in Part II of this Form 10-K, beginning on page 128.

(a)(3) Exhibits.

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Camping World Holdings, Inc.	10-Q	001-37908	3.1	11/10/16
3.2	Amended and Restated Bylaws of Camping World Holdings, Inc.	10-Q	001-37908	3.2	11/10/16
4.1	Specimen Stock Certificate evidencing the shares of Class A common stock	S-1/A	333-211977	4.1	9/13/16
10.1	Tax Receivable Agreement, dated October 6, 2016	10-K	001-37908	10.1	3/13/17
10.2	Voting Agreement, dated October 6, 2016	10-K	001-37908	10.2	3/13/17
10.3	Amended and Restated LLC Agreement of CWGS Enterprises, LLC, dated October 6, 2016	10-K	001-37908	10.3	3/13/17
10.4	Registration Rights Agreement, dated October 6, 2016	10-K	001-37908	10.4	3/13/17
10.5	Seventh Amended and Restated Credit Agreement, dated December 12, 2017, among FreedomRoads, LLC, as the company and a borrower, certain subsidiaries of FreedomRoads, LLC, as subsidiary borrowers, Bank of America, N.A., as administrative agent and letter of credit issuer, and the other lenders party thereto.	8-K	001-37908	10.1	12/22/17

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.6	First Amendment to Seventh Amended and Restated Credit Agreement dated December 4, 2018 by and among FreedomRoads, LLC, as borrower, the lenders party thereto and Bank of America, N.A. as administrative agent	8-K	001-37908	10.1	12/4/2018
#10.7	Amended and Restated Employment Agreement, dated November 2011, by and between CWGS Enterprises, LLC, FreedomRoads, LLC and Marcus Lemonis	S-1/A	333-211977	10.11	9/20/16
#10.8	Employment Agreement, dated June 10, 2016, by and between CWGS Enterprises, LLC, Camping World Holdings, Inc. and Marcus A. Lemonis	S-1/A	333-211977	10.12	9/20/16
#10.9	Employment Agreement, dated January 1, 2013, by and between Good Sam Enterprises, LLC and Thomas F. Wolfe	S-1/A	333-211977	10.13	9/20/16
#10.10	First Amendment to Employment Agreement, dated February 16, 2015, by and between Good Sam Enterprises, LLC and Thomas F. Wolfe	S-1/A	333-211977	10.14	9/20/16
#10.11	Employment Agreement, dated June 10, 2016, by and between CWGS Enterprises, LLC, Camping World Holdings, Inc. and Thomas F. Wolfe	S-1/A	333-211977	10.15	9/20/16
#10.12	Employment Agreement, dated December 1, 2012, by and between FreedomRoads, LLC and Roger Nuttall	S-1/A	333-211977	10.16	9/20/16
#10.13	Employment Agreement, dated June 10, 2016, by and between CWGS Enterprises, LLC, Camping World Holdings, Inc. and Roger Nuttall	S-1/A	333-211977	10.17	9/20/16
#10.14	Employment Agreement, dated January 1, 2010, by and between FreedomRoads, LLC, CWI, Inc. and Brent Moody	S-1/A	333-211977	10.18	9/20/16
#10.15	First Amendment to Employment Agreement, dated January 1, 2011, by and between FreedomRoads, LLC, CWI, Inc. and Brent Moody	S-1/A	333-211977	10.19	9/20/16
#10.16	Employment Agreement, dated June 10, 2016, by and between CWGS Enterprises, LLC, Camping World Holdings, Inc. and Brent Moody	S-1/A	333-211977	10.20	9/20/16
#10.17	Employment Agreement, dated December 1, 2012, by and between Good Sam Enterprises, LLC and Mark Boggess	S-1/A	333-211977	10.21	9/20/16
#10.18	Camping World Holdings, Inc. 2016 Incentive Award Plan	S-8	333-214040	4.4	10/11/16
#10.19	Camping World Holdings, Inc. 2016 Senior Executive Bonus Plan	10-K	001-37908	10.19	3/13/17

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
#10.20	Camping World Holdings, Inc. Non-Employee Director Compensation Policy	S-1/A	333-211977	10.25	9/20/16
#10.21	Camping World Holdings, Inc. Director Stock Ownership Policy	10-K	001-37908	10.21	3/13/17
#10.22	Camping World Holdings, Inc. Executive Stock Ownership Policy	10-K	001-37908	10.22	3/13/17
#10.23	Form of Employee Stock Option Agreement	S-1/A	333-211977	10.28	9/20/16
#10.24	Form of Employee Restricted Stock Unit Agreement	10-Q	001-37908	10.2	8/10/17
#10.25	Form of Director Restricted Stock Unit Agreement	10-Q	001-37908	10.3	8/10/17
#10.26	Form of Indemnification Agreement	S-1/A	333-211977	10.31	9/26/16
10.27	Credit Agreement, dated November 8, 2016, by and among CWGS Enterprises, LLC, as holdings, CWGS Group, LLC, as borrower, certain of CWGS Enterprises, LLC's existing and future domestic subsidiaries as subsidiary guarantors, the lenders party thereto and Goldman Sachs Bank USA, as administrative agent	10-Q	001-37908	10.3	11/10/16
10.28	First Amendment to Credit Agreement, dated March 17, 2017, by and among CWGS Enterprises, LLC, as holdings, CWGS Group, LLC, as borrower, certain of CWGS Enterprises, LLC's existing and future domestic subsidiaries as subsidiary guarantors, the lenders party thereto and Goldman Sachs Bank USA, as administrative agent	8-K	001-37908	10.1	3/17/17
10.29	Second Amendment to Credit Agreement, dated October 6, 2017, by and among CWGS Enterprises, LLC, as holdings, CWGS Group, LLC, as borrower, the lenders party thereto and Goldman Sachs Bank USA, as administrative agent	8-K	001-37908	10.1	10/10/17
10.30	Third Amendment to Credit Agreement dated March 28, 2018, by and among CWGS Enterprises, LLC, as holdings, GWGS Group, LLC, as borrower, the lenders party thereto and Goldman Sachs Bank USA, as administrative agent	8-K	001-37908	10.1	3/29/18
10.31	Fourth Amendment to Credit Agreement, dated September 27, 2018, by and among CWGS Enterprises, LLC, as holdings, CWGS Group, LLC, as borrower, the lenders party thereto and Goldman Sachs Bank US, as administrative agent	8-K	001-37908	10.1	9/28/18
10.32	Asset Purchase Agreement dated as of May 4, 2017 by and among CWI, Inc. and Gander Mountain Company and the other parties signatory hereto	8-K	001-37908	10.1	5/8/17

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.33	Loan and Security Agreement, dated as of November 2, 2018 between Camping World Property, Inc., a Delaware corporation, as borrower, the other loan parties party thereto and CIBC Bank USA, as lender	10-Q	001-37908	10.2	11/7/18
#10.34	Employment Agreement with Melvin Flanigan, dated January 1, 2019					*
21.1	List of Subsidiaries of Camping World Holdings, Inc.					*
23.1	Consent of Independent Registered Public Accounting Firm					*
23.2	Consent of Independent Registered Public Accounting Firm					*
24.1	Power of Attorney					*
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer					*
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer					*
32.1	Section 1350 Certification of Chief Executive Officer					**
32.2	Section 1350 Certification of Chief Financial Officer					**
101.INS	XBRL Instance Document					***
101.SCH	XBRL Taxonomy Extension Schema Document					***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					***
101.DEF	XBRL Extension Definition Linkbase Document					***
101.LAB	XBRL Taxonomy Label Linkbase Document					***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					***

*Filed herewith

**Furnished herewith

***Submitted electronically herewith

#Indicates management contract or compensatory plan

ITEM 16.  Form 10-K Summary

None

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ch 5
Camping World Holdings, Inc.

Date: March 14, 2019	By:	/s/ MARCUS A. LEMONIS
Marcus A. Lemonis Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities set forth opposite to their names and on the dates indicated.

Signature		Title	Date

/s/ MARCUS A. LEMONIS		Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2019
Marcus A. Lemonis

/s/ MELVIN L. FLANIGAN		Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 14, 2019
Melvin L. Flanigan

*		Director
Stephen Adams

*		Director
Andris A. Baltins

*		Director
Brian P. Cassidy

*		Director
Mary J. George

*		Director
Howard A. Kosick

*		Director
Jeffrey A. Marcus

*		President, Camping World Holdings, Inc. and Director
Brent L. Moody

*		Director
K. Dillon Schickli

*By:	/s/ MARCUS A. LEMONIS		March 14, 2019
Marcus A. Lemonis Attorney‑in‑fact