Form 10-Q
period 2019-03-31
Camping World Holdings, Inc.
filed 2019-05-10
CIK 1669779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington,  D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _______________

Commission file number:  001-37908

CAMPING WORLD HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	81-1737145
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

250 Parkway Drive, Suite 270

Lincolnshire, IL 60069

Telephone: (847) 808-3000

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

N/A

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐  No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.01 par value per share	CWH	New York Stock Exchange

As of May 6, 2018, the registrant had 37,215,759 shares of Class A common stock, 50,706,629 shares of Class B common stock and one share of Class C common stock outstanding.

Camping World Holdings, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended March 31, 2019

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

•	“Annual Report” refers to our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission (“SEC”) on March 15, 2019.
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

Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We believe that these important factors include, but are not limited to, the following:

•	the availability of financing to us and our customers;
•	fuel shortages, or high prices for fuel;
•	the well-being, as well as the continued popularity and reputation for quality, of our manufacturers;
•	general economic conditions in our markets, and ongoing economic and financial uncertainties;
•	changes in consumer preferences or our failure to gauge those preferences;
•	our ability to attract and retain customers;
•	competition in the market for services, protection plans, products and resources targeting the RV lifestyle or RV enthusiast;
•	our expansion into new, unfamiliar markets, businesses, or product lines or categories, as well as delays in opening or acquiring new retail locations;
•	unforeseen expenses, difficulties, and delays frequently encountered in connection with expansion through acquisitions;
•	our failure to maintain the strength and value of our brands;
•	our ability to successfully order and manage our inventory to reflect consumer demand in a volatile market and anticipate changing consumer preferences and buying trends;
•	fluctuations in our same store sales and whether they will be a meaningful indicator of future performance;
•	the cyclical and seasonal nature of our business;
•	our ability to operate and expand our business and to respond to changing business and economic conditions, which depends on the availability of adequate capital;
•	the restrictive covenants imposed by our Senior Secured Credit Facilities and Floor Plan Facility;
•	our reliance on eight fulfillment and distribution centers for our retail, e-commerce and catalog businesses;
•	our pending securities class action lawsuits;

•	natural disasters, whether or not caused by climate change, unusual weather conditions, epidemic outbreaks, terrorist acts and political events;
•	our dependence on our relationships with third party providers of services, protection plans, products and resources and a disruption of these relationships or of these providers’ operations;
•	any delays, new or increased tariffs, increased cost or quality control deficiencies in the importation of our products manufactured abroad;
•	whether third party lending institutions and insurance companies will continue to provide financing for RV purchases;
•	our inability to retain senior executives and attract and retain other qualified employees;
•	our ability to meet our labor needs;
•

risks associated with leasing substantial amounts of space, including our inability to maintain the leases for our retail locations or locate alternative sites for our stores in our target markets and on terms that are acceptable to us;

•	our business being subject to numerous federal, state and local regulations;
•	regulations applicable to the sale of extended service contracts;
•	our dealerships’ susceptibility to termination, non-renewal or renegotiation of dealer agreements if state dealer laws are repealed or weakened;
•	changes in government policies and firearms legislation;
•	potential impact of material weaknesses in our internal control over financial reporting;
•	our failure to comply with certain environmental regulations;
•	climate change legislation or regulations restricting emission of ‘‘greenhouse gases’’;
•	a failure in our e-commerce operations, security breaches and cybersecurity risks;
•	our inability to enforce our intellectual property rights and accusations of our infringement on the intellectual property rights of third parties;
•	our inability to maintain or upgrade our information technology systems or our inability to convert to alternate systems in an efficient and timely manner;
•	disruptions to our information technology systems or breaches of our network security;
•	increases in the minimum wage;
•	increases in paper costs, postage costs and shipping costs;
•	feasibility, delays, and difficulties in opening of Gander Outdoors retail locations;
•	realization of anticipated benefits and cost savings related to recent acquisitions;
•	risk of product liability claims if people or property are harmed by the products we sell and other litigation risks;
•	risks associated with our private brand offerings;
•	the effectiveness of our risk management policies and procedures;

•	potential asset impairment charges for goodwill, intangible assets or other long-lived assets;
•	potential litigation relating to products we sell as a result of recent acquisitions, including firearms and ammunitions;
•

Marcus Lemonis, through his beneficial ownership of our shares directly or indirectly held by ML Acquisition Company, LLC and ML RV Group, LLC, has substantial control over us including matters requiring approval by our stockholders;

•

 the exemptions from certain corporate governance requirements that we will qualify for, and intend to rely on, due to the fact that we are a ‘‘controlled company’’ within the meaning of the New York Stock Exchange, or NYSE, listing requirements;

•	whether we are able to realize any tax benefits that may arise from our organizational structure and any redemptions or exchanges of CWGS Enterprises, LLC common units for cash or stock;
•	other risks relating to our organizational structure and to ownership of shares of our Class A common stock; and
•	the other factors set forth under ‘‘Risk Factors’’ in Item 1A of Part I of our Annual Report.

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

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(In Thousands Except Share and Per Share Amounts)

	March 31,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$69,985	$138,557
Contracts in transit	117,226	53,214
Accounts receivable, net	87,006	85,711
Inventories	1,622,964	1,558,970
Prepaid expenses and other assets	46,338	51,710
Total current assets	1,943,519	1,888,162
Property and equipment, net	343,946	359,855
Operating lease assets	820,090	—
Deferred tax assets, net	128,695	145,943
Intangible assets, net	34,144	35,284
Goodwill	371,098	359,117
Other assets	20,931	18,326
Total assets	$3,662,423	$2,806,687
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$224,821	$144,808
Accrued liabilities	130,949	124,619
Deferred revenues and gains	81,463	88,054
Current portion of finance lease liabilities	9	23
Current portion of operating lease liabilities	54,878	—
Current portion of Tax Receivable Agreement liability	9,376	9,446
Current portion of long-term debt	12,976	12,977
Notes payable – floor plan, net	882,346	885,980
Other current liabilities	41,573	39,211
Total current liabilities	1,438,391	1,305,118
Right to use liability	—	5,147
Operating lease liabilities, net of current portion	822,543	—
Tax Receivable Agreement liability, net of current portion	116,368	124,763
Revolving line of credit	42,610	38,739
Long-term debt, net of current portion	1,150,605	1,152,888
Deferred revenues and gains	57,393	67,157
Other long-term liabilities	26,879	79,958
Total liabilities	3,654,789	2,773,770
Commitments and contingencies
Stockholders' equity:
Preferred stock, par value $0.01 per share – 20,000,000 shares authorized; none issued and outstanding as of March 31, 2019 and December 31, 2018	—	—
Class A common stock, par value $0.01 per share – 250,000,000 shares authorized; 37,285,248 issued and 37,198,920 outstanding as of March 31, 2019 and 37,278,690 issued and 37,192,364 outstanding as of December 31, 2018	372	372
Class B common stock, par value $0.0001 per share – 75,000,000 shares authorized; 69,066,445 issued; and 50,706,629 outstanding as of March 31, 2019 and December 31, 2018	5	5
Class C common stock, par value $0.0001 per share – one share authorized, issued and outstanding as of March 31, 2019 and December 31, 2018	—	—
Additional paid-in capital	48,573	47,531
Retained deficit	(24,759)	(3,370)
Total stockholders' equity attributable to Camping World Holdings, Inc.	24,191	44,538
Non-controlling interests	(16,557)	(11,621)
Total stockholders' equity	7,634	32,917
Total liabilities and stockholders' equity	$3,662,423	$2,806,687

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(In Thousands Except Per Share Amounts)

	Three Months Ended
	March 31,
	2019	2018
Revenue:
Good Sam Services and Plans	$46,966	$44,825
RV and Outdoor Retail
New vehicles	529,577	579,510
Used vehicles	180,008	172,091
Products, service and other	204,876	164,152
Finance and insurance, net	91,891	89,100
Good Sam Club	11,451	8,983
Subtotal	1,017,803	1,013,836
Total revenue	1,064,769	1,058,661
Costs applicable to revenue (exclusive of depreciation and amortization shown separately below):
Good Sam Services and Plans	20,731	20,460
RV and Outdoor Retail
New vehicles	463,044	503,884
Used vehicles	142,846	134,293
Products, service and other	136,104	95,802
Good Sam Club	3,717	2,329
Subtotal	745,711	736,308
Total costs applicable to revenue	766,442	756,768
Operating expenses:
Selling, general, and administrative	268,065	246,313
Debt restructure expense	—	424
Depreciation and amortization	13,594	9,400
(Gain) loss on sale of assets	(214)	85
Total operating expenses	281,445	256,222
Income from operations	16,882	45,671
Other income (expense):
Floor plan interest expense	(11,610)	(10,743)
Other interest expense, net	(17,643)	(12,839)
Loss on debt restructure	—	(1,676)
Tax Receivable Agreement liability adjustment	8,477	—
Total other income (expense)	(20,776)	(25,258)
(Loss) income before income taxes	(3,894)	20,413
Income tax expense	(22,913)	(6,865)
Net (loss) income	(26,807)	13,548
Less: net loss (income) attributable to non-controlling interests	7,412	(11,727)
Net (loss) income attributable to Camping World Holdings, Inc.	$(19,395)	$1,821

(Loss) earnings per share of Class A common stock:
Basic	$(0.52)	$0.05
Diluted	$(0.52)	$0.05
Weighted average shares of Class A common stock outstanding:
Basic	37,195	36,816
Diluted	37,195	37,320

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statement of Stockholders' Equity

(In Thousands)

							Additional	Retained	Non-
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Paid-In	Earnings	Controlling
	Shares	Amounts	Shares	Amounts	Shares	Amounts	Capital	(Deficit)	Interest	Total
Balance at December 31, 2018	37,192	372	50,707	5	—	—	47,531	(3,370)	(11,621)	32,917
Adoption of accounting standard (see Note 1 — Summary of Significant Accounting Policies)	—	—	—	—	—	—	—	3,705	6,332	10,037
Equity-based compensation	—	—	—	—	—	—	2,716	—	—	2,716
Vesting of restricted stock units	1	—	—	—	—	—	—	—	—	—
Redemption of LLC common units for Class A common stock	6	—	—	—	—	—	12	—	—	12
Distributions to holders of LLC common units	—	—	—	—	—	—	—	—	(5,534)	(5,534)
Dividends(1)	—	—	—	—	—	—	—	(5,699)	—	(5,699)
Establishment of liabilities under the Tax Receivable Agreement and related changes to deferred tax assets associated with that liability	—	—	—	—	—	—	(8)	—	—	(8)
Non-controlling interest adjustment	—	—	—	—	—	—	(1,678)	—	1,678	—
Net loss	—	—	—	—	—	—	—	(19,395)	(7,412)	(26,807)
Balance at March 31, 2019	37,199	$372	50,707	$5	—	$—	$48,573	$(24,759)	$(16,557)	$7,634

Balance at December 31, 2017	36,749	367	50,837	5	—	—	42,520	7,619	21,252	71,763
Adoption of accounting standard (ASC No. 606, Revenue from Contracts with Customers)	—	—	—	—	—	—	—	1,310	2,476	3,786
Equity-based compensation	—	—	—	—	—	—	3,218	—	—	3,218
Exercise of stock options	6	—	—	—	—	—	137	—	—	137
Non-controlling interest adjustment for capital contribution of proceeds from the exercise of stock options	—	—	—	—	—	—	(77)	—	77	—
Vesting of restricted stock units	2	—	—	—	—	—	—	—	—	—
Redemption of LLC common units for Class A common stock	173	2	(130)	—	—	—	1,848	—	(115)	1,735
Distributions to holders of LLC common units	—	—	—	—	—	—	—	—	(19,938)	(19,938)
Dividends(1)	—	—	—	—	—	—	—	(5,662)	—	(5,662)
Establishment of liabilities under the Tax Receivable Agreement and related changes to deferred tax assets associated with that liability	—	—	—	—	—	—	(1,414)	—	—	(1,414)
Non-controlling interest adjustment	—	—	—	—	—	—	(1,592)	—	1,592	—
Net income	—	—	—	—	—	—	—	1,821	11,727	13,548
Balance at March 31, 2018	36,930	$369	50,707	$5	—	$—	$44,640	$5,088	$17,071	$67,173

(1)	The Company declared dividends per share of Class A common stock of $0.15 for the three months ended March 31, 2019 and 2018.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(In Thousands)

	Three Months Ended March 31,
	2019	2018
Operating activities
Net (loss) income	$(26,807)	$13,548

Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	13,594	9,400
Equity-based compensation	2,716	3,218
Loss on debt restructure	—	1,676
Loss (gain) on sale of assets	(214)	85
Provision for losses on accounts receivable	186	106
Non-cash lease expense	13,495	—
Accretion of original debt issuance discount	267	229
Non-cash interest	1,162	1,274
Deferred income taxes	16,412	2,426
Tax Receivable Agreement liability adjustment	(8,477)	—
Change in assets and liabilities, net of acquisitions:
Receivables and contracts in transit	(65,493)	(63,567)
Inventories	(54,496)	(153,637)
Prepaid expenses and other assets	4,976	5,619
Accounts payable and other accrued expenses	55,392	122,806
Payment pursuant to Tax Receivable Agreement	—	(7)
Accrued rent for cease-use locations	542	(416)
Deferred revenue and gains	(5,805)	(1,986)
Operating lease liability	(13,941)	—
Other, net	(7,529)	2,256
Net cash used in operating activities	(74,020)	(56,970)

Investing activities
Purchases of property and equipment	(11,761)	(43,269)
Purchase of real property	(665)	(24,426)
Proceeds from the sale of real property	10,226	—
Purchases of businesses, net of cash acquired	(21,169)	(12,484)
Proceeds from sale of property and equipment	453	513
Net cash used in investing activities	$(22,916)	$(79,666)

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(In Thousands)

	Three Months Ended March 31,
	2019	2018

Financing activities
Proceeds from long-term debt	$—	$319,913
Payments on long-term debt	(3,232)	(70,714)
Net borrowings (payments) on notes payable – floor plan, net	38,972	(962)
Borrowings on revolving line of credit	3,871	24,403
Payments of principal on finance lease obligations	(14)	(250)
Payments of principal on right to use liability	—	(38)
Payment of debt issuance costs	—	(3,115)
Dividends on Class A common stock	(5,699)	(5,662)
Proceeds from exercise of stock options	—	137
Members' distributions	(5,534)	(19,938)
Net cash provided by financing activities	28,364	243,774

Increase (decrease) in cash and cash equivalents	(68,572)	107,138
Cash and cash equivalents at beginning of the period	138,557	224,163
Cash and cash equivalents at end of the period	$69,985	$331,301

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2019

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

The condensed consolidated financial statements as of and for the three months ended March 31, 2019 are unaudited. The condensed consolidated balance sheet as of December 31, 2018 has been derived from the audited financial statements at that date but does not include all of the disclosures required by GAAP. These interim condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (the “Annual Report”) filed with the SEC on March 15, 2019. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.

CWH was formed on March 8, 2016 as a Delaware corporation for the purpose of facilitating an initial public offering (the “IPO”) and other related transactions in order to carry on the business of CWGS Enterprises, LLC (“CWGS, LLC”). CWGS, LLC was formed in March 2011 when it received, through contribution from its then parent company, all of the membership interests of Affinity Group Holding, LLC and FreedomRoads Holding Company, LLC (“FreedomRoads”). The IPO and related reorganization transactions (the “Reorganization Transactions”) that occurred on October 6, 2016 resulted in CWH as the sole managing member of CWGS, LLC, with CWH having sole voting power in and control of the management of CWGS, LLC. Despite its position as sole managing member of CWGS, LLC, CWH has a minority economic interest in CWGS, LLC. As of March 31, 2019, CWH owned 41.9% of CWGS, LLC. Accordingly, the Company consolidates the financial results of CWGS, LLC and reports a non-controlling interest in its consolidated financial statements.

The Company does not have any components of other comprehensive income recorded within its consolidated financial statements, and, therefore, does not separately present a statement of comprehensive income in its consolidated financial statements.

Description of the Business

CWGS, LLC is a holding company and operates through its subsidiaries. The Company realigned the structure of its internal organization during the three months ended March 31, 2019. The Company previously had three reportable segments: (i) Consumer Services and Plans; (ii) Dealership, and (iii) Retail. Following the realignment, the Company now has the following two reportable segments: (i) Good Sam Services and Plans and (ii) RV and Outdoor Retail. In conjunction with the first quarter 2019 realignment of our reporting structure, the company combined our prior Dealership and Retail segments into the RV and Outdoor Retail segment. The Company has also reclassified a portion of the former Consumer Services and Plans segment, the Good Sam Club and co-branded credit card operations, to the RV and Outdoor Retail segment which reflects the synergies of those two programs with the RV and Outdoor Retail locations. The remaining portion of the former Consumer Services and Plans segment is now called the Good Sam Services and Plans segment. The Company’s reportable segment financial information has been recast to reflect the updated reportable segment structure for all periods presented. See Note 17 – Segments Information to Consolidated

Financial Statements for further information about the Company’s segments. The Company primarily provides Good Sam Services and Plans offerings under its Good Sam brand and provides RV and Outdoor Retail offerings primarily under its Camping World and Gander Outdoors brands. Within the Good Sam Services and Plans segment, the Company primarily derives revenue from the sale of the following offerings: emergency roadside assistance; property and casualty insurance programs; travel assist programs; extended vehicle service contracts; vehicle financing and refinancing; shows and events; and publications and directories. Within the RV and Outdoor Retail segment, the Company primarily derives revenue from the sale of new and used recreational vehicles (“RVs”); the sale of RV products and services, including the sale of parts, accessories, supplies and services for RVs; equipment, gear and supplies for camping, hunting, fishing, skiing, snowboarding, bicycling, skateboarding, marine and watersport and other outdoor activities; commissions on the finance and insurance contracts related to the sale of RVs; and Good Sam Club memberships and co-branded credit cards. The Company primarily operates in various regions throughout the United States and markets its products and services to RV owners and outdoor enthusiasts.

Through retail acquisitions and retail expansions, we have expanded our number of retail locations to 226 on March 31, 2019 from 183 on March 31, 2018. The table below summarizes our store locations as of March 31, 2019 and March 31, 2018:

	March 31,
	2019	2018
Co-habited RV and Outdoor Retail locations	131	117
Stand-alone RV locations	16	9
Stand-alone Outdoor Retail locations	79	57
Total locations	226	183

Reclassifications of Prior Period Amounts

Certain prior-period amounts have been reclassified to conform to the current period presentation. Specifically, as discussed in Note 17 — Segment Information, the Company has made changes to its operating segments and transferred certain assets relating to the Good Sam Club and co-branded credit card from its Good Sam Services and Plans segment to its RV and Outdoor Retail segment. Additionally, as a result of these changes, the Company has updated its disaggregated revenue categories to the following:

•

Good Sam services and plans – includes extended vehicle service contracts, emergency roadside assistance, property and casualty insurance programs, vehicle financing and refinancing, travel protection, consumer shows, directories, consumer magazines, and the Coast to Coast Club;

•	New vehicles – represents the sale of new RVs;
•	Used vehicles – represents the sale of used RVs;
•

Products, service and other – includes repair and maintenance, installation of parts and accessories, collision repair, sales of RV equipment and accessories, sales of outdoor lifestyle products and apparel, and other;

•	Finance and insurance, net – includes vehicle financing and protection plans typically sold in conjunction with the sale of new and used vehicles; and
•	Good Sam Club – includes the Good Sam Club and co-branded credit card.

Revisions for Correction of Immaterial Errors

Subsequent to the issuance of the Company’s Condensed Consolidated Financial Statements for the three months ended March 31, 2018, errors were identified in connection with the preparation of the financial statements for the year ended December 31, 2018, and related primarily to i) the cancellation reserve for certain of its finance and insurance offerings within the former Dealership segment in other current liabilities and other long-term liabilities, ii) the calculation of the Tax Receivable Agreement liability that arose from transactions in 2017, iii) the classification in the condensed consolidated statement of cash flows of non-cash capital expenditures included in accounts payable and non-cash leasehold improvements paid by lessor in other, net, and iv) the adoption of Accounting Standards Codification (“ASC”) No. 606, Revenue from Contracts with Customers (“ASC 606”) on January 1, 2018. The Company corrected the errors in the accompanying Condensed Consolidated Financial Statements for the three months ended March 31, 2018. The Company believes the correction of the errors is immaterial to the previously issued Condensed Consolidated Financial Statements.

The Company revised stockholders’ equity as of January 1, 2018 to correct these errors as of the beginning of the earliest year presented in these condensed consolidated financial statements, resulting in a decrease of $19.1 million from the previously reported amount of $90.8 million to the correct amount of $71.8 million.

The following table presents the effect of the error corrections on the condensed consolidated statement of operations for the period indicated:

	Three Months Ended March 31, 2018
($ in thousands except per share amounts)	As Reported	Adjustment	As Corrected
Revenue - Products, service and other	$164,308	$(156)	$164,152
Revenue - Finance and insurance, net	91,849	(2,749)	89,100
Total revenue	1,061,566	(2,905)	1,058,661
Costs applicable to revenue - Good Sam services and plans(1)	20,423	37	20,460
Costs applicable to revenue - Products, service and other	95,888	(86)	95,802
Costs applicable to revenue - Good Sam Club(1)	2,302	27	2,329
Total costs applicable to revenue	756,790	(22)	756,768
Selling, general and administrative expenses	245,114	1,199	246,313
Total operating expenses	255,023	1,199	256,222
Income from operations	49,753	(4,082)	45,671
Income before income taxes	24,495	(4,082)	20,413
Income tax expense	(7,219)	354	(6,865)
Net income	17,276	(3,728)	13,548
Net income attributable to non-controlling interests	(14,095)	2,368	(11,727)
Net income attributable to Camping World Holdings, Inc.	3,181	(1,360)	1,821
Earnings per share of Class A common stock:
Basic	$0.09	$(0.04)	$0.05
Diluted	$0.08	$(0.03)	$0.05
(1)

Amounts were combined and previously reported as costs applicable to revenue - consumer services and plans prior to reclassifications made for changes in segment reporting as disclosed in Note 17 – Segments Information.

The following table presents the effect of the error corrections on the condensed consolidated statement of cash flows for the period indicated:

	Three Months Ended March 31, 2018
($ in thousands except per share amounts)	As Reported	Adjustment	As Corrected
Net income	$17,276	$(3,728)	$13,548
Deferred income taxes	2,736	(310)	2,426
Receivables and contracts in transit	(56,104)	(7,463)	(63,567)
Inventories	(150,918)	(2,719)	(153,637)
Prepaid expenses and other assets	1,675	3,944	5,619
Accounts payable and other accrued expenses	123,987	(1,181)	122,806
Deferred revenue and gains	(2,959)	973	(1,986)
Other	524	1,732	2,256
Net cash used in operating activities	(48,218)	(8,752)	(56,970)
Purchases of property and equipment	(52,021)	8,752	(43,269)
Net cash used in investing activities	(88,418)	8,752	(79,666)

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

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASU 2016-02” or “ASC 842”). The FASB had subsequently issued several related ASUs that clarified the implementation guidance for certain aspects of ASU 2016-02, which were effective upon the adoption of ASU 2016-02. The amendments in this ASU related to the accounting for leasing transactions. ASC 842 requires lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases (with the exception of short-term leases) at the lease commencement date and recognize expenses on the income statement in a similar manner to the previous guidance in Accounting Standards Codification (“ASC”) 840, Leases ("ASC 840"). The lease liability is measured as the present value of the unpaid lease payments and the right-of-use asset is derived from the calculation of the lease liability adjusted for initial direct costs, prepaid lease payments, and lease incentives. Lease payments include fixed and in-substance fixed payments, variable payments based on an index or rate, reasonably certain purchase options, termination penalties where the lease term reflects the election of a termination option, fees paid by the lessee to the owners of a special-purpose entity for restructuring the transaction, and probable amounts the lessee will owe under a residual value guarantee. Lease payments do not include variable lease payments other than those that depend on an index or rate, any guarantee by the lessee of the lessor’s debt, or any amount allocated to non-lease components. The discount rate used to derive the present value of unpaid lease payments is based on the rates implicit in the lease, or if not available, the incremental borrowing rate.

The most significant impact of ASC 842 on the Company’s accounting was the balance sheet impact of its real estate operating leases, which significantly increased assets and liabilities. In addition, ASC 842 eliminated the previous build-to-suit lease accounting guidance and resulted in derecognition of build-to-suit assets and liabilities that remained on the balance sheet after the end of the construction period, including any related deferred taxes. Also, ASC 842 made changes to sale-leaseback accounting to result in the recognition of the gain on the transaction at the time of the sale instead of recognizing over the leaseback period, when the transaction is deemed to be a sale instead of a financing arrangement. ASC 842 further changes the assessment of sale accounting from a transfer of risk and rewards assessment to a transfer of control assessment.

The Company elected the package of practical expedients available under the transition provisions of ASC 842, including (i) not reassessing whether expired or existing contracts contain leases, (ii) lease classification, and (iii) not revaluing initial direct costs for existing leases. Also, the Company elected the practical expedient which allows aggregation of non-lease components with the related lease components when evaluating accounting treatment for equipment and billboard leases. Lastly, the Company applied the modified retrospective adoption method, utilizing the simplified transition option available in ASC 842, which allows entities to continue to apply the legacy guidance in ASC 840, including its disclosure requirements, in the comparative periods presented in the year of adoption. The Company adopted ASC 842 on January 1, 2019.

The impact of applying ASC 842 effective as of January 1, 2019, to the Company’s condensed consolidated statements of operations and cash flows was not significant. The major impacts to the balance sheet were 1) the addition of $809.7 million in operating lease assets, 2) the addition of $867.5 million of operating lease liabilities, 3) the removal of approximately $4.9 million, $10.6 million, $7.6 million, and $54.5 million of property and equipment, net; deferred revenues and gains; accrued liabilities; and other liabilities, respectively, and 4) a cumulative-effect adjustment for the adoption of ASC 842 of $3.7 million and $6.3 million was recorded to retained earnings and non-controlling interests, respectively. The adoption of ASC 842 did not impact any of its existing debt covenants.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326). This standard requires the use of a forward-looking expected loss impairment model for trade and other receivables, held-to-maturity debt securities, loans and other instruments. This standard also requires impairments and recoveries for available-for-sale debt securities to be recorded through an allowance account and revises certain disclosure requirements. The standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company does not expect that the adoption of the provisions of this ASU will have a material impact on its consolidated financial statements

In August 2018, the FASB issued ASU No. 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”). This standard aligns the accounting for implementation costs incurred in a cloud computing arrangement that is a service arrangement (i.e., hosting arrangement) with the guidance on capitalizing costs in ASC 350-40, Internal-Use Software. The ASU permits either a prospective or retrospective transition approach. The standard will be effective for fiscal years beginning after December 15, 2019. The Company will adopt ASU 2018-15 on January 1, 2020. The Company is currently evaluating the impact that the adoption of the provisions of the ASU will have on its consolidated financial statements.

2. Revenue

Contract Assets

As of March 31, 2019 and December 31, 2018, a contract asset of $5.7 million and $6.3 million, respectively, relating to RV service revenues was included in accounts receivable in the accompanying unaudited condensed consolidated balance sheet.

Deferred Revenues

As of March 31, 2019, the Company has unsatisfied performance obligations relating to multi-year plans for its Good Sam Club, roadside assistance, Coast to Coast memberships, and magazine publication revenue streams. The total unsatisfied performance obligation for these revenue streams at March 31, 2019 and the periods during which the Company expects to recognize the amounts as revenue are presented as follows (in thousands):

As of
March 31, 2019
2019	$68,897
2020	34,475
2021	16,324
2022	8,057
2023	4,115
Thereafter	6,988
Total	$138,856

3. Inventories and Floor Plan Payable

Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018
Good Sam services and plans	$401	$459
New RVs	1,062,448	1,017,910
Used RVs	120,418	124,527
Products, parts, accessories and miscellaneous	439,697	416,074
	$1,622,964	$1,558,970

New and used RV inventory, included in RV and Outdoor Retail segment, are primarily financed by floor plan arrangements through a syndication of banks. The arrangements are collateralized by substantially all of the assets of FreedomRoads, LLC (“FR”), a wholly owned subsidiary of FreedomRoads, which operates the dealerships, and bear interest at one-month London Interbank Offered Rate (“LIBOR”) plus 2.50% as of March 31, 2019 and 2.15% as of December 31, 2018. LIBOR was 2.49% at March 31, 2019 and 2.35% as of December 31, 2018. Borrowings are tied to specific vehicles and principal is due upon the sale of the related vehicle.

As of March 31, 2019 and December 31, 2018, FR maintained floor plan financing through the Seventh Amended and Restated Credit Agreement (“Floor Plan Facility”) with a maturity date of December 12, 2020 and an applicable borrowing rate margin on LIBOR and base rate loans ranging from 2.05% to 2.50% and 0.55% and 1.00%, respectively, based on the consolidated current ratio at FR. The Floor Plan Facility allows FR to borrow (a) up to $1.415 billion under a floor plan facility, (b) up to $15.0 million under a letter of credit facility and (c) up to a maximum amount outstanding of $60.0 million under the revolving line of credit, which maximum amount outstanding will decrease by $3.0 million on the last day of each fiscal quarter, commencing with the fiscal quarter ending March 31, 2020.

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

The credit agreement governing the Floor Plan Facility contains certain financial covenants. FR was in compliance with all debt covenants at March 31, 2019 and December 31, 2018.

The following table details the outstanding amounts and available borrowings under the Floor Plan Facility as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31,	December 31,
	2019	2018
Floor Plan Facility
Notes payable - floor plan:
Total commitment	$1,415,000	$1,415,000
Less: borrowings, net	(882,346)	(885,980)
Less: flooring line aggregate interest reduction account	(152,346)	(97,757)
Additional borrowing capacity	380,308	431,263
Less: accounts payable for sold inventory	(76,534)	(33,928)
Less: purchase commitments	(37,671)	(22,530)
Unencumbered borrowing capacity	$266,103	$374,805

	March 31,	December 31,
	2019	2018
Revolving line of credit:	$60,000	$60,000
Less borrowings	(42,610)	(38,739)
Additional borrowing capacity	$17,390	$21,261

Letters of credit:
Total commitment	$15,000	$15,000
Less: outstanding letters of credit	(10,380)	(10,380)
Additional letters of credit capacity	$4,620	$4,620

4. Goodwill and Intangible Assets

Goodwill

The following is a summary of changes in the Company’s goodwill by segment for the three months ended March 31, 2019 (in thousands):

	Good Sam
	Services and	RV and
	Plans	Outdoor Retail	Consolidated
Balance as of December 31, 2018	50,320	308,797	359,117
Acquisitions (1)	—	11,981	11,981
Transfers of assets between reporting units	(26,491)	26,491	—
Balance as of March 31, 2019	$23,829	$347,269	$371,098

(1)	See Note 10 — Acquisitions.

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

As of January 1, 2019, the Company transferred certain assets related to the Good Sam Club and co-branded credit card from GSS Enterprises, LLC (“GSS”) within the Good Sam Services and Plans segment to CWI, Inc. (“CWI”) within the RV and Outdoor Retail segment. This resulted in a transfer of $26.5 million of goodwill from the Good Sam Services and Plans segment to the RV and Outdoor Retail segment based on relative fair value as of January 1, 2019 of the portion of the reporting unit transferred.

Intangible Assets

Finite–lived intangible assets and related accumulated amortization consisted of the following at March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019
	Cost or	Accumulated
	Fair Value	Amortization	Net
Good Sam Services and Plans:
Membership and customer lists	$9,140	$(7,374)	$1,766
RV and Outdoor Retail:
Customer lists and domain names	3,415	(1,811)	1,604
Trademarks and trade names	29,304	(3,342)	25,962
Websites	6,074	(1,262)	4,812
	$47,933	$(13,789)	$34,144

	December 31, 2018
	Cost or	Accumulated
	Fair Value	Amortization	Net
Good Sam Services and Plans:
Membership and customer lists	$9,140	$(7,174)	$1,966
RV and Outdoor Retail:
Customer lists and domain names	3,415	(1,559)	1,856
Trademarks and trade names	29,304	(2,853)	26,451
Websites	6,074	(1,063)	5,011
	$47,933	$(12,649)	$35,284

5. Long-Term Debt

Outstanding long-term debt consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018
Term Loan Facility (1)	$1,154,295	$1,156,345
Real Estate Facility (2)	9,286	9,520
Subtotal	1,163,581	1,165,865
Less: current portion	(12,976)	(12,977)
Total	$1,150,605	$1,152,888

(1)

Net of $5.1 million and $5.4 million of original issue discount at March 31, 2019 and December 31, 2018, respectively, and $12.7 million and $13.4 million of finance costs at March 31, 2019 and December 31, 2018, respectively.

(2)	Net of $0.2 million and $0.2 million of finance costs at March 31, 2019 and December 31, 2018, respectively.

Senior Secured Credit Facilities

As of March 31, 2019 and December 31, 2018, CWGS Group, LLC (the “Borrower”), a wholly owned subsidiary of CWGS, LLC, was party to a credit agreement (as amended from time to time, the “Credit Agreement”) for a senior secured credit facility (the “Senior Secured Credit Facilities”). The Senior Secured Credit Facilities consists of a term loan facility (the “Term Loan Facility”) and a $35.0 million revolving credit facility (the “Revolving Credit Facility”). The funds available under the Revolving Credit Facility may be utilized for borrowings or letters of credit; however, a maximum of $15.0 million may be allocated to such letters of credit. The Revolving Credit Facility matures on November 8, 2021, and the Term Loan Facility matures on November 8, 2023. The Term Loan Facility requires mandatory principal payments in equal quarterly installments of $3.0 million. Additionally, the Company is required to prepay the term loan borrowings in an aggregate amount equal to 50% of excess cash flow, as defined in the Credit Agreement, for such fiscal year depending on the Total Leverage Ratio. No excess cash flow payment was required relating to the year ended December 31, 2018.

As of March 31, 2019, the average interest rate on the Term Loan Facility was 5.24%. As of March 31, 2019, the Company had  $9.4 million available for borrowing and letters of credit in the aggregate amount of $3.7 million outstanding under the Revolving Credit Facility, as a result of the 30% threshold described below. As of March 31, 2019, a principal balance of $1.2 billion was outstanding under the Term Loan Facility and no amounts were outstanding on the Revolving Credit Facility.

The Senior Secured Credit Facilities are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by each of the Company’s existing and future domestic restricted subsidiaries with the exception of FreedomRoads Intermediate Holdco, LLC, the direct parent of FR, and FR and its subsidiaries. The Credit Agreement contains certain restrictive covenants pertaining to, but not limited to, mergers, changes in the nature of the business, acquisitions, additional indebtedness, sales of assets, investments, and the prepayment of dividends subject to certain limitations and minimum operating covenants. Additionally, management has determined that the Senior Secured Credit Facilities include subjective acceleration clauses which could impact debt classification. Management has determined that no events have occurred at March 31, 2019, including the internal control material weaknesses, that would trigger a subjective acceleration clause.

The Credit Agreement requires the Borrower and its subsidiaries to comply on a quarterly basis with a maximum Total Leverage Ratio (as defined in the Credit Agreement), which covenant is in effect only if, as of the end of each calendar quarter, the aggregate amount of borrowings under the revolving credit facility (including swingline loans), letters of credit and unreimbursed letter of credit disbursements outstanding at such time (minus the lesser of (a) $5.0 million and (b) letters of credit outstanding) is greater than 30% of the aggregate amount of the Revolving Lenders’ Revolving Commitments (minus the lesser of (a) $5.0 million and (b) letters of credit outstanding), as defined in the Credit Agreement. As of March 31, 2019, the Company was not subject to this covenant as borrowings under the Revolving Credit Facility did not exceed the 30% threshold. At March 31, 2019, the Company would not have met this covenant if the Company had exceeded the 30% threshold. As such, the Company’s borrowing capacity under the Revolving Credit Facility at March 31, 2019 was limited to $9.4 million of additional borrowings. The Company was in compliance with all applicable debt covenants at March 31, 2019 and December 31, 2018.

Real Estate Facility

As of March 31, 2019 and December 31, 2018, Camping World Property, Inc. (the ‘‘Real Estate Borrower’’), an indirect wholly-owned subsidiary of CWGS, LLC, and CIBC Bank USA (“Lender”), was party to a loan and security agreement for a real estate credit facility with an aggregate maximum principal amount of $21.5 million (“Real Estate Facility”). Borrowings under the Real Estate Facility are guaranteed by CWGS Group, LLC, a wholly-owned subsidiary of CWGS, LLC. The Real Estate Facility may be used to finance the acquisition of real estate assets. The Real Estate Facility is secured by first priority security interest on the real estate assets acquired with the proceeds of the Real Estate Facility (“Real Estate Facility Properties”). The Real Estate Facility matures on October 31, 2023.

As of March 31, 2019, the average interest rate on the Real Estate Facility was 5.42% with a commitment fee of 0.50% of the aggregate principal amount of the Real Estate Facility. As of March 31, 2019, the Company had available borrowings of $11.7 million under the Real Estate Facility. As of March 31, 2019, a principal balance of $9.5 million was outstanding under the Real Estate Facility.

The Real Estate Facility is subject to certain cross default provisions, a debt service coverage ratio, and other customary covenants. The Company was in compliance with all debt covenants at March 31, 2019 and December 31, 2018.

6. Leases

The Company leases property and equipment throughout the United States primarily under operating leases. For leases with terms greater than 12 months, the Company records the related asset and obligation at the present value of lease payments over the term. Many of the Company’s leases include rental escalation clauses, renewal options and/or termination options that are factored into the determination of lease payments when appropriate. The Company aggregates non-lease components with the related lease components when evaluating the accounting treatment for equipment and billboard leases.

Many of the Company’s lease agreements include fixed rental payments. Certain of its lease agreements include fixed rental payments that are adjusted periodically for changes in the Consumer Price Index (“CPI”). Payments based on a change in an index or a rate are not considered in the determination of lease payments for purposes of measuring the related lease liability. While lease liabilities are not remeasured as a result of changes to the CPI, changes to the CPI are treated as variable lease payments and recognized in the period in which the obligation for those payments are incurred.

Most of the Company’s real estate leases include one or more options to renew, with renewal terms that can extend the lease term from one to five years or more. The exercise of lease renewal options is at the Company’s sole discretion. If it is reasonably certain that the Company will exercise such options, the periods covered by such options are included in the lease term and are recognized as part of the operating lease assets and operating lease liabilities. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise.

When available, the Company uses the rate implicit in the lease to discount lease payments to present value; however, most of its leases do not provide a readily determinable implicit rate. Therefore, the Company must estimate its incremental borrowing rate to discount the lease payments based on information available at lease commencement.

The Company leases most of the properties for its RV and outdoor retail locations through 291 operating leases. The Company also leases billboards and certain of its equipment primarily through operating leases. The related right-of-use (“ROU”) assets for these operating leases are included in operating lease assets. The Company has one finance lease for equipment, which is not material.

As of March 31, 2019, the weighted-average remaining lease term and weighted-average discount rate of operating leases was 13.1 years and 7.8%, respectively.

The following presents certain information related to the costs for operating leases during 2019:

Three Months Ended
March 31, 2019
Operating lease cost	$30,202
Short-term lease cost	713
Variable lease cost	552
Sublease income	(305)
Net lease costs	$31,162

The following presents supplemental cash flow information related to leases during 2019:

Three Months Ended
March 31, 2019
Cash paid for amounts included in the measurement of lease liability:
Operating cash flows for operating leases	$30,044

ROU assets obtained in exchange for lease liabilities:
Operating leases	$23,403

The following reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities on the balance sheet as of March 31, 2019:

Operating
Leases
2019	$90,408
2020	119,411
2021	119,061
2022	114,092
2023	110,552
Thereafter	868,754
Total lease payments	1,422,278
Less: Imputed interest	(544,857)
Total lease obligations	877,421
Less: Current portion	(54,878)
Noncurrent lease obligations	$822,543

Disclosures related to periods prior to the adoption of ASC 842

The Company leases operating facilities throughout the United States. Prior to January 1, 2019, the Company analyzed all leases in accordance with ASC 840 — Leases.  The Company has included the right to use assets in property and equipment, net, as follows (in thousands):

December 31,
2018
Right to use assets	$5,400
Accumulated depreciation	(540)
$4,860

The following is a schedule by year of the future changes in the right to use liabilities as of December 31, 2018 (in thousands):

2019	$486
2020	486
2021	486
2022	486
2023	486
Thereafter	7,889
Total minimum lease payments	10,319
Amounts representing interest	(5,172)
Present value of net minimum right to use liability payments	$5,147

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

For the three months ended March 31, 2018, $25.7 million of rent expense was charged to costs and expenses.

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

There have been no transfers of assets or liabilities between the fair value measurement levels and there were no material re-measurements to fair value during 2019 and 2018 of assets and liabilities that are not measured at fair value on a recurring basis.

The following table presents the reported carrying value and fair value information for the Company’s debt instruments. The fair values shown below for the Term Loan Facility, as applicable, are based on quoted prices in the inactive market for identical assets (Level 2) and the fair values shown below for the Floor Plan Facility Revolving Line of Credit and the Real Estate Facility are estimated by discounting the future contractual cash flows at the current market interest rate that is available based on similar financial instruments.

	Fair Value	3/31/2019		12/31/2018
($ in thousands)	Measurement	Carrying Value	Fair Value	Carrying Value	Fair Value
Term Loan Facility	Level 2	$1,154,295	$1,056,292	$1,156,345	$1,116,338
Floor Plan Facility Revolving Line of Credit	Level 2	42,610	44,107	38,739	40,139
Real Estate Facility	Level 2	9,286	10,599	9,520	10,850

8. Commitments and Contingencies

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

On December 12, 2018, a putative class action complaint styled International Union of Operating Engineers Benefit Funds of Eastern Pennsylvania and Delaware v. Camping World Holdings Inc., et al. was filed in the Supreme Court of the State of New York, New York County, on behalf of all purchasers of Camping World Class A common stock issued pursuant and/or traceable to a secondary offering of such securities in October 2017 (“IUOE Complaint”). The IUOE Complaint names as defendants the Company, and certain of its officers and directors, among others, and alleges violations of Sections 11, 12(a), and 15 of the Securities Act of 1933 based on allegedly materially misleading statements or omissions of material facts necessary to make certain statements not misleading and seeks compensatory damages, including prejudgment and post-judgement interest, attorneys’ fees and costs, and any equitable or injunctive relief the court deems just and proper, including rescission. On February 28, 2019. the Company, along with the other defendants, moved to dismiss this action. The Company believes it has meritorious defenses to the claims of the plaintiffs and members of the putative class, and any liability for the alleged claims is not currently probable or reasonably estimable.

On February 22, 2019, a putative class action complaint styled Daniel Geis v. Camping World Holdings, Inc., et al. was filed in the Circuit Court of Cook County, Illinois, Chancery Division, on behalf of all purchasers of Camping World Class A common stock in and/or traceable to the Company’s initial public offering on October 6, 2016 (“Geis Complaint”). The Geis Complaint names as defendants the Company, certain of our officers and directors, and the underwriters of the offering, and alleges violations of Sections 11, 12(a)(2), and 15 of the Securities Act of 1933 based on allegedly materially misleading statements or omissions of material facts necessary to make certain statements not misleading. The Geis Complaint seeks compensatory damages, prejudgment and post-judgment interest, attorneys’ fees and costs, and any other and further relief the court deems just and proper. On April 19, 2019, the Company, along with the other defendants, moved to dismiss this action. The Company believes it has meritorious defenses to the claims of the plaintiff and members of the putative class, and any liability for the alleged claims is not currently probable or reasonably estimable.

On March 5, 2019, a shareholder derivative suit styled Hunnewell v. Camping World Holdings, Inc., et al., was filed in the Court of Chancery of the State of Delaware, alleging breaches of fiduciary duty for alleged failure to implement effective disclosure controls and internal controls over financial reporting and to properly oversee certain acquisitions and for alleged insider trading (the “Hunnewell Complaint”). The Hunnewell Complaint names the Company as nominal defendant, and names certain of the Company’s officers and directors, among others, as defendants and seeks restitutionary and/or compensatory damages, disgorgement of all management fees, advisory fees, expenses and other fees paid by Camping World during the period in question, disgorgement of profits pursuant to the alleged insider trading, attorneys’ fees and costs, and any other and further relief the court deems just and proper. On April 29, 2019, the Company, along with the other defendants, moved to stay the action pending the resolution of the putative class action in the United States District Court for the Northern District of Illinois. The Company believes it has meritorious defenses to the claims of the plaintiffs, and any liability for the alleged claims is not currently probable or reasonably estimable.

On April 17, 2019, a shareholder derivative suit styled Lincolnshire Police Pension Fund v. Camping World Holdings, Inc., et al., was filed in the Court of Chancery of the State of Delaware, alleging breaches of fiduciary duty for alleged failure to implement effective disclosure controls and internal controls over financial reporting and to properly oversee certain acquisitions and for alleged insider trading and unjust enrichment for compensation received during that time (the “LPPF Complaint”). The LPPF Complaint names the Company as nominal defendant, and names certain of the Company’s officers and directors, among others, as defendants and seeks compensatory damages, extraordinary equitable and/or injunctive relief, restitution and disgorgement, attorneys’ fees and costs, and any other and further relief the court deems just and proper. The Company believes it has meritorious defenses to the claims of the plaintiff, and any liability for the alleged claims is not currently probable or reasonably estimable.

The Company is also engaged in various other legal actions, claims and proceedings arising in the ordinary course of business, including claims related to employment-related matters, breach of contracts, products liabilities, consumer protection and intellectual property matters resulting from the Company’s business activities. The Company does not believe that the ultimate resolution of such matters will have a material adverse effect on its business, financial condition or results of operations. However, litigation is subject to many uncertainties, and the outcome of certain of such individual litigated matters may not be reasonably predictable and any related damages may not be estimable. Certain of these litigation matters could result in an adverse outcome to the Company, and any such adverse outcome could have a material adverse effect on the Company’s business, financial condition and results of operations.

9. Statement of Cash Flows

Supplemental disclosures of cash flow information for the following periods (in thousands) were as follows:

	Three Months Ended
	March 31,	March 31,
	2019	2018
Cash paid during the period for:
Interest	$26,977	$20,333
Income taxes	119	830
Non-cash investing activities:
Leasehold improvements paid by lessor	1,540	16,259
Vehicles transferred to property and equipment from inventory	402	617
Capital expenditures in accounts payable and accrued liabilities	6,634	15,676
Non-cash financing activities:
Par value of Class A common stock issued in exchange for common units in CWGS, LLC	—	2

10. Acquisitions

During the three months ended March 31, 2019 and 2018, subsidiaries of the Company acquired the assets or stock of multiple RV dealerships that constituted businesses under accounting rules. The Company used a combination of cash and floor plan financing to complete the acquisitions. The Company considers acquisitions of independent dealerships to be a fast and capital efficient alternative to opening new retail locations to expand its business and grow its customer base. Additionally, the Company believes that its experience and scale allow it to operate these acquired dealerships more efficiently. The acquired businesses were recorded at their estimated fair values under the acquisition method of accounting. The balance of the purchase prices in excess of the fair values of net assets acquired were recorded as goodwill.

For the three months ended March 31, 2019 and 2018, the Company purchased real property of $0.7 million and $0, respectively, from parties related to the sellers of the dealership businesses.

The estimated fair values of the assets acquired and liabilities assumed for the acquisitions of dealerships consist of the following:

	Three Months Ended March 31,		Estimated
($ in thousands)	2019	2018	Life
Tangible assets (liabilities) acquired (assumed):
Inventory, net	$9,096	$6,609
Prepaid expenses and other assets	87	—
Property and equipment, net	105	281
Other assets	—	55
Accrued liabilities	(100)	(148)
Total tangible net assets acquired	9,188	6,797
Intangible assets acquired:
Membership and customer lists	—	116	4-7 years
Total intangible assets acquired	—	116
Goodwill	11,981	5,571
Cash paid for acquisitions, net of cash acquired	21,169	12,484
Inventory purchases financed via floor plan	(8,416)	(4,222)
Cash payment net of floor plan financing	$12,753	$8,262

The fair values above are preliminary relating to the three months ended March 31, 2019 as they are subject to measurement period adjustments for up to one year from the date of acquisition as new information is obtained about facts and circumstances that existed as of the acquisition date relating to the valuation of the acquired assets. The primary items that generated the goodwill are the value of the expected synergies between the acquired businesses and the Company and the acquired assembled workforce, neither of which qualify for recognition as a separately identified intangible asset. For the three months ended March 31, 2019 and 2018, all of the acquired goodwill is expected to be deductible for tax purposes. Included in the three months ended March 31, 2019 and 2018 consolidated financial results were $4.8 million and $0.9 million of revenue, respectively, and $0.3 million and $0.2 million of pre-tax loss, respectively, of the acquired dealerships from the applicable acquisition dates. Pro forma information on these acquisitions has not been included, because the Company has deemed them to not be individually or cumulatively material.

11. Income Taxes

CWH is organized as a Subchapter C corporation and, as of March 31, 2019, is a 41.9% owner of CWGS, LLC (see Note 13 — Stockholders’ Equity and Note 14 — Non-Controlling Interests). CWGS, LLC is organized as a limited liability company and treated as a partnership for federal tax purposes. On January 1, 2019, the Company transferred certain assets relating to its Good Sam Club and co-branded credit card from its indirect wholly-owned subsidiary, GSS, a LLC, to its indirect wholly-owned subsidiary, CWI, a corporation. As a result of this transfer, the Company recorded $16.3 million of deferred income tax expense pertaining to changes in certain deferred tax assets and related changes in valuation allowance. Additionally, unrelated to the transfer described above, the Company recorded $1.1 million of deferred income tax expense resulting from an estimated decrease in its state income tax rates.

For the three months ended March 31, 2019 and 2018, the Company’s effective income tax rate was (588.4)% and 33.6%, respectively. The amount of income tax expense and the effective income tax rate increased in 2019 primarily due to the reasons stated above, operating losses recorded by CWI for which no tax benefit can be recognized, and an increased ownership percentage of CWGS, LLC for which the Company is subject to U.S., federal and state taxes on its allocable share of income of CWGS, LLC. The Company's effective tax rate for the three months ended March 31, 2019 was higher than the federal statutory rate of 21.0% primarily due to the reasons discussed above, offset by a portion of the Company’s earnings being attributable to non-controlling interests in limited liability companies which are not subject to corporate level taxes.

The Company evaluates its deferred tax assets on a quarterly basis to determine if they can be realized and establishes valuation allowances when it is more likely than not that all or a portion of the deferred tax assets may not be realized. At March 31, 2019 and December 31, 2018, the Company determined that all of its deferred tax assets, except those pertaining to CWI and the direct investment in CWGS, LLC, are more likely than not to be realized. The Company maintains a full valuation allowance against the deferred tax assets of CWI, since it was determined that it is more likely than not, based on available objective evidence, that CWI would have insufficient taxable income in the current or carryforward periods under the tax laws to realize the future tax benefits of its deferred tax assets. The Company also maintains a valuation allowance against the portion of the deferred tax asset pertaining to its direct investment in CWGS, LLC.

On October 6, 2016, the Company entered into a tax receivable agreement (the “Tax Receivable Agreement”) that provides for the payment by the Company to the Continuing Equity Owners and Crestview Partners II GP, L.P. of 85% of the amount of tax benefits, if any, the Company actually realizes, or in some circumstances is deemed to realize, as a result of (i) increases in the tax basis from the purchase of common units from Crestview Partners II GP, L.P. in exchange for Class A common stock in connection with the consummation of the IPO and the related transactions and any future redemptions that are funded by the Company and any future redemptions or exchanges of common units by Continuing Equity Owners as described above and (ii) certain other tax benefits attributable to payments made under the Tax Receivable Agreement. The above payments are predicated on CWGS, LLC making an election under Section 754 of the Internal Revenue Code effective for each tax year in which a redemption or exchange (including a deemed exchange) of common units for cash or stock occur. These tax benefit payments are not conditioned upon one or more of the Continuing Equity Owners or Crestview Partners II GP, L.P. maintaining a continued ownership interest in CWGS, LLC. In general, the Continuing Equity Owners’ or Crestview Partners II GP, L.P.’s rights under the Tax Receivable Agreement are assignable, including to transferees of its common units in CWGS, LLC (other than the Company as transferee pursuant to a redemption or exchange of common units in CWGS, LLC). The Company expects to benefit from the remaining 15% of the tax benefits, if any, which may be realized. During the three months ended March 31, 2019 and 2018, 5,725 and 173,286 common units in CWGS, LLC, respectively, were exchanged for Class A common stock subject to the provisions of the Tax Receivable Agreement. The Company recognized a liability for the Tax Receivable Agreement payments due to those parties that redeemed common units, representing 85% of the aggregate tax benefits the Company expects to realize from the tax basis increases related to the exchange, after concluding it was probable that the Tax Receivable Agreement payments would be paid based on estimates of future taxable income. As of March 31, 2019 and December 31, 2018, the amount of Tax Receivable Agreement payments due under the Tax Receivable Agreement was $125.7 million and $134.2 million, respectively, of which $9.4 million was included in current portion of the Tax Receivable Agreement liability in the Condensed Consolidated Balance Sheets.

As a result of transferring certain assets relating to its Good Sam Club and co-branded credit card from GSS to CWI, as described above, the Company re-evaluated the impact on its Tax Receivable Agreement liability related to the reduction of future expected tax amortization. The reduction in future expected tax amortization reduced the Tax Receivable Agreement liability by $7.2 million during the three months ended March 31, 2019. Unrelated to the transfer described above, the Tax Receivable Agreement liability was reduced by an additional $1.1 million during the three months ended March 31, 2019 for changes in estimated state income tax rates applicable to CWH. As a result of these adjustments to the Tax Receivable Agreement liability, the Company recorded approximately $8.5 million of other income in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2019.

12. Related Party Transactions

Transactions with Directors, Equity Holders and Executive Officers

FreedomRoads leases various retail locations from managers and officers. During the three months ended March 31, 2019 and 2018, the related party lease expense for these locations was $0.5 million and $0.4 million, respectively.

In January 2012, FreedomRoads entered into a lease (the “Original Lease”) with respect to the Company’s Lincolnshire, Illinois offices, which was amended in March 2013 in connection with the Company’s leasing of additional premises within the same office building (the “Expansion Lease”). The Original Lease is payable in 132 monthly payments of base rent equal to approximately $29,000, commencing April 2013, subject to annual increases. The Expansion Lease is payable in 132 monthly payments of base rent equal to approximately $2,500, commencing May 2013, subject to annual increases. Marcus A. Lemonis, the Company’s Chairman and Chief Executive Officer, has personally guaranteed both leases. During the three months ended March 31, 2019 and 2018, the Company made payments of approximately $180,000 and $178,000, respectively, in connection with the Original Lease, which included approximately $78,000 and $79,000, respectively, for common area maintenance charges on the Original Lease, and the Company made payments of approximately $9,000 and $8,000, respectively, in connection with the Expansion Lease.

The Company paid Kaplan, Strangis and Kaplan, P.A., of which Andris A. Baltins is a member, $0.1 million and $0.1 million during the three months ended March 31, 2019 and 2018, respectively, for legal services.

Other Transactions

The Company does business with certain companies in which Mr. Lemonis has a direct or indirect material interest. The Company purchased fixtures for interior store sets at the Company’s retail locations from Precise Graphix, LLC (“Precise Graphix”). Mr. Lemonis has a 33% economic interest in Precise Graphix and the Company paid Precise Graphix $0.2 million and $1.6 million for the three months ended March 31, 2019 and 2018, respectively. The Company purchased point of purchase and visual merchandise displays from JD Custom Design (“JD Custom”) for use in Camping World’s retail store operations. Mr. Lemonis is a holder of 52% of the combined voting power in JD Custom and the Company paid JD Custom $0 million and $0.1 million for the three months ended March 31, 2019 and 2018, respectively.

The Company does business with certain companies in which Stephen Adams, a member of the Company’s board of directors, has a direct or indirect material interest. The Company from time to time purchases advertising services from Adams Radio of Fort Wayne LLC (“Adams Radio”), in which Mr. Adams has an indirect 90% interest. The Company paid Adams Radio $0.2 million and $0.1 million for the three months ended March 31, 2019 and 2018, respectively.

13. Stockholders’ Equity

CWH has authorized preferred stock and three classes of common stock. The Class A common stock entitles the holders to receive dividends; distributions upon the liquidation, dissolution, or winding up of the Company; and have voting rights. The Class B common stock and Class C common stock entitles the holders to voting rights, which in certain cases are disproportionate to the voting rights of the Class A common stock; however, the holders of Class B common stock and Class C common stock are not entitled to receive dividends or distributions upon the liquidation, dissolution, or winding up of the Company.

CWH is the sole managing member of CWGS, LLC and, although CWH has a minority economic interest in CWGS, LLC, CWH has the sole voting power in, and controls the management of, CWGS, LLC. Accordingly, the Company consolidated the financial results of CWGS, LLC and reported a non-controlling interest in its consolidated financial statements.

In accordance with the amended and restated limited liability company agreement of CWGS, LLC (the “LLC Agreement””), the holders of the common units in CWGS, LLC may elect to exchange or redeem the common units for newly-issued shares of the Company’s Class A common stock or cash at the Company’s election, subject to certain restrictions. If the redeeming or exchanging party also holds Class B common stock, then simultaneously with the payment of cash or newly-issued shares of Class A common stock, as applicable, in connection with a redemption or exchange of common units, a number of shares of the Company’s Class B common stock will be cancelled for no consideration on a one-for-one basis with the number of common units so redeemed or exchanged. As required by the LLC Agreement, the Company must, at all times, maintain a one-to-one ratio between the number of outstanding shares of Class A common stock and the number of common units of CWGS, LLC owned by CWH (subject to certain exceptions for treasury shares and shares underlying certain convertible or exchangeable securities).

14. Non-Controlling Interests

As described in Note 13 — Stockholders’ Equity, CWH is the sole managing member of CWGS, LLC and, as a result, consolidates the financial results of CWGS, LLC. The Company reports a non-controlling interest representing the common units of CWGS, LLC held by Continuing Equity Owners. Changes in CWH’s ownership interest in CWGS, LLC while CWH retains its controlling interest in CWGS, LLC will be accounted for as equity transactions. As such, future redemptions or direct exchanges of common units of CWGS, LLC by the Continuing Equity Owners will result in a change in ownership and reduce the amount recorded as non-controlling interest and increase additional paid-in capital.

As of March 31, 2019 and December 31, 2018, there were 88,868,204 and 88,867,373 common units of CWGS, LLC outstanding, respectively, of which CWH owned 37,198,920 and 37,192,364 common units of CWGS, LLC, respectively, representing 41.9% ownership interests in CWGS, LLC and the Continuing Equity Owners owned 51,669,284 and 51,675,009 common units of CWGS, LLC, respectively, representing 58.1% ownership interests in CWGS, LLC.

The following table summarizes the effects of changes in ownership in CWGS, LLC on the Company’s equity:

	Three Months Ended
	March 31,
($ in thousands)	2019	2018
Net income attributable to Camping World Holdings, Inc.	$(19,395)	$1,821
Transfers to non-controlling interests:
Decrease in additional paid-in capital as a result of the purchase of common units from CWGS, LLC with proceeds from the exercise of stock options	—	(77)
Increase in additional paid-in capital as a result of the redemption of common units of CWGS, LLC	12	1,848
Change from net income attributable to Camping World Holdings, Inc. and transfers to non-controlling interests	$(19,383)	$3,592

15. Equity-based Compensation Plans

The following table summarizes the equity-based compensation that has been included in the following line items within the consolidated statements of operations during:

	Three Months Ended
	March 31,	March 31,
($ in thousands)	2019	2018
Equity-based compensation expense:
Costs applicable to revenue	$207	$175
Selling, general, and administrative	2,509	3,043
Total equity-based compensation expense	$2,716	$3,218

The following table summarizes stock option activity for the three months ended March 31, 2019:

Stock Options
(in thousands)
Outstanding at December 31, 2018	885
Forfeited	(55)
Outstanding at March 31, 2019	830
Options exercisable at March 31, 2019	402

The following table summarizes restricted stock unit activity for the three months ended March 31, 2019:

Restricted
Stock Units
(in thousands)
Outstanding at December 31, 2018	1,426
Granted	63
Vested	(1)
Forfeited	(60)
Outstanding at March 31, 2019	1,428

The weighted-average grant date fair value of restricted stock units granted during the three months ended March 31, 2019 was $14.87.

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

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

	Three Months Ended
	March 31,
(In thousands except per share amounts)	2019	2018
Numerator:
Net (loss) income	$(26,807)	$13,548
Less: net (loss) income attributable to non-controlling interests	7,412	(11,727)
Net (loss) income attributable to Camping World Holdings, Inc. — basic	(19,395)	1,821
Add: reallocation of net income attributable to non-controlling interests from the assumed dilutive effect of stock options and RSUs	—	15
Net (loss) income attributable to Camping World Holdings, Inc. — diluted	$(19,395)	$1,836
Denominator:
Weighted-average shares of Class A common stock outstanding — basic	37,195	36,816
Dilutive options to purchase Class A common stock	—	315
Dilutive restricted stock units	—	189
Weighted-average shares of Class A common stock outstanding — diluted	37,195	37,320

(Loss) earnings per share of Class A common stock — basic	$(0.52)	$0.05
(Loss) earnings per share of Class A common stock — diluted	$(0.52)	$0.05

Weighted-average anti-dilutive securities excluded from the computation of diluted earnings per share of Class A common stock:
Stock options to purchase Class A common stock	859	—
Restricted stock units	1,444	—
Common units of CWGS, LLC that are convertible into Class A common stock	51,673	51,830

Shares of the Company’s Class B common stock and Class C common stock do not share in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B common stock or Class C common stock under the two-class method has not been presented.

17. Segments Information

Following the resignation of Roger Nuttall from his position as President of Camping World on December 21, 2018, the Company took steps during the quarter ended March 31, 2019 to realign the reporting structure of the Company including management and internal reporting. As a result of these changes, the Company has determined that its reportable segments have changed. The Company’s new reportable segments have been identified based on various commonalities amongst the Company’s individual product lines, which is consistent with the Company’s operating structure and associated management structure and management evaluates the performance of and allocates resources to these segments based on segment revenues and segment profit. The segment reporting for prior comparative periods have been recasted to conform to the current period presentation.

As previously discussed, the Company previously had three reportable segments: (i) Consumer Services and Plans; (ii) Dealership and, (iii) Retail. Following the realignment, the Company now has the following two reportable segments: (i) Good Sam Services and Plans, and (ii) RV and Outdoor Retail. In conjunction with the first quarter 2019 realignment of our reporting structure, the Company combined our prior Dealership and Retail segments into the RV and Outdoor Retail segment. The Company has also reclassified a portion of the former Consumer Services and Plans segment, the Good Sam Club and co-branded credit card operations, to the RV and Outdoor Retail segment, which reflects the synergies of those two programs with the RV and Outdoor Retail locations. Within the Good Sam Services and Plans segment, the Company primarily derives revenue from the sale of the following offerings: emergency roadside assistance; property and casualty insurance programs; travel assist programs; extended vehicle service contracts; vehicle financing and refinancing; shows and events; and publications and directories. Within the RV and Outdoor Retail segment, the Company primarily derives revenue from the sale of new and used RVs; the sale of RV products and services,  including the sale of parts, accessories, supplies and services for RVs, and equipment, gear and supplies for camping, hunting, fishing, skiing, snowboarding, bicycling, skateboarding, marine and watersport and other outdoor activities; commissions on the finance and insurance contracts related to the sale of RVs; and Good Sam Club memberships and co-branded credit cards.

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

Reportable segment revenue, segment income, floor plan interest expense, depreciation and amortization, other interest expense, total assets, and capital expenditures are as follows:

	Three Months Ended March 31, 2019
	Good Sam	RV and
	Services	Outdoor	Intersegment
($ in thousands)	and Plans(1)	Retail(1)	Eliminations	Total
Revenue:
Good Sam services and plans	$48,298	$—	$(1,332)	$46,966
New vehicles	—	530,749	(1,172)	529,577
Used vehicles	—	180,605	(597)	180,008
Products, service and other	—	210,198	(5,322)	204,876
Finance and insurance, net	—	94,280	(2,389)	91,891
Good Sam Club	—	11,451	—	11,451
Total consolidated revenue	$48,298	$1,027,283	$(10,812)	$1,064,769

	Three Months Ended March 31, 2018
	Good Sam	RV and
	Services	Outdoor	Intersegment
($ in thousands)	and Plans(1)(2)	Retail(1)(2)	Eliminations	Total
Revenue:
Good Sam services and plans	$46,178	$—	$(1,353)	$44,825
New vehicles	—	580,674	(1,164)	579,510
Used vehicles	—	172,583	(492)	172,091
Products, service and other	—	168,968	(4,816)	164,152
Finance and insurance, net	—	91,619	(2,519)	89,100
Good Sam Club	—	8,983	—	8,983
Total consolidated revenue	$46,178	$1,022,827	$(10,344)	$1,058,661

(1)	Segment revenue includes intersegment revenue.
(2)	The Company has adjusted certain prior period amounts for the immaterial correction of errors. See Note 1 – Summary of Significant Accounting Policies – Revisions for Correction of Immaterial Errors.

	Three Months Ended March 31,
($ in thousands)	2019	2018
Segment income:(1)
Good Sam Services and Plans(2)	$22,414	$21,717
RV and Outdoor Retail(2)	(375)	24,519
Total segment income	22,039	46,236
Corporate & other	(3,173)	(1,484)
Depreciation and amortization	(13,594)	(9,400)
Other interest expense, net	(17,643)	(12,839)
Tax Receivable Agreement liability adjustment	8,477	—
Loss and expense on debt restructure	—	(2,100)
Income before income taxes	$(3,894)	$20,413

(1)	Segment income is defined as income from operations before depreciation and amortization plus floor plan interest expense.
(2)	The Company has adjusted certain prior period amounts for the immaterial correction of errors. See Note 1 – Summary of Significant Accounting Policies – Revisions for Correction of Immaterial Errors.

	Three Months Ended March 31,
($ in thousands)	2019	2018
Depreciation and amortization:
Good Sam Services and Plans	$852	$731
RV and Outdoor Retail	12,742	8,669
Total depreciation and amortization	$13,594	$9,400

	Three Months Ended March 31,
($ in thousands)	2019	2018
Other interest expense, net:
Good Sam Services and Plans	$—	$(1)
RV and Outdoor Retail	2,148	1,819
Subtotal	2,148	1,818
Corporate & other	15,495	11,021
Total interest expense	$17,643	$12,839

	March 31,	December 31,
($ in thousands)	2019	2018
Assets:
Good Sam Services and Plans	$93,215	$174,623
RV and Outdoor Retail	3,407,429	2,438,908
Subtotal	3,500,644	2,613,531
Corporate & other	161,779	193,156
Total assets	$3,662,423	$2,806,687

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes included in Part I, Item 1 of this Form 10-Q, as well as our Annual Report and reflects the effects of the immaterial correction of errors discussed in Note 1 – Summary of Significant Accounting Policies – Revisions for Correction of Immaterial Errors in of this Form 10-Q. This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various important factors, including those set forth under “Risk Factors” included in Part I, Item 1A of our Annual Report “Cautionary Note Regarding Forward-Looking Statements” and in other parts of this Form 10-Q. Except to the extent that differences among reportable segments are material to an understanding of our business taken as a whole, we present the discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations on a consolidated basis.

For purposes of this Form 10-Q, we define an "Active Customer" as a customer who has transacted with us in any of the eight most recently completed fiscal quarters prior to the date of measurement. Unless otherwise indicated, the date of measurement is March 31, 2019, our most recently completed fiscal quarter.  Additionally, references herein to the approximately 10 million U.S. households that own a recreational vehicle ("RV") are based on data from the RV Industry Association.

Overview

We are a leading outdoor and camping retailer, offering an extensive assortment of recreational vehicles for sale, RV and camping gear, RV maintenance and repair, other outdoor and active sports products, and the industry’s broadest and deepest range of services, protection plans, products and resources.

To best serve the estimated 10 million U.S. households that own an RV and our base of 5.1 million Active Customers, we offer a comprehensive portfolio of services, protection plans, products and resources for RV and outdoor enthusiasts through our national network of retail locations and our direct marketing business. The table below summarizes our store locations as of March 31, 2019 and 2018:

	March 31,
	2019	2018
Co-habited RV and Outdoor Retail locations	131	117
Stand-alone RV locations	16	9
Stand-alone Outdoor Retail locations	79	57
Total locations	226	183

Segments

As discussed in Note 17 – Segments Information to our consolidated financial statements included in Part I, Item 1 of this Form 10-Q, we have determined that our reportable segments have changed during the three months ended March 31, 2019. The segment reporting for prior periods has been reclassified to conform to the current period presentation.

We identify our reporting segments based on the organizational units used by management to monitor performance and make operating decisions The Company previously had three reportable segments: (i) Consumer Services and Plans; (ii) Dealership, and (iii) Retail. Following the realignment, the Company now has the following two reportable segments: (i) Good Sam Services and Plans, and (ii) RV and Outdoor Retail. In conjunction with the first quarter 2019 realignment of our reporting structure, the Company combined our prior Dealership and Retail segments into the RV and Outdoor Retail segment. The Company has also reclassified a portion of the former Consumer Services and Plans segment, the Good Sam Club and co-branded credit card operations, to the RV and Outdoor Retail segment, which reflects the synergies of those two programs with the RV and Outdoor Retail locations. Within the Good Sam Services and Plans segment, the Company primarily derives revenue from the sale of the following offerings: emergency roadside assistance; property and casualty insurance programs; travel assist programs; extended vehicle service contracts; vehicle financing and refinancing; shows and events; and publications and directories. Within the RV and Outdoor Retail segment, the Company primarily derives revenue from the sale of new and used RVs; sale of RV products and services, including the sale of parts, accessories, supplies and service for RVs, and equipment, gear and supplies for camping, hunting, fishing, skiing, snowboarding, bicycling, skateboarding, marine and watersport and other outdoor activities; commissions on the finance and insurance contracts related to the sale of RVs; and Good Sam Club memberships and co-branded credit cards. See Note 17 — Segment Information to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

Balance Sheet

As discussed in Note 1 – Summary of Significant Accounting Policies – Recently Adopted Accounting Pronouncements and Note 6 – Leases to our consolidated financial statements included in Part I, Item 1 of this Form 10-Q, we have adopted ASC 842 as of January 1, 2019. As of March 31, 2019, we had $820.0 million, $54.9 million, and $822.5 million of operating lease assets, current portion of operating lease liabilities, and noncurrent portion of operating lease liabilities, respectively, as a result of the adoption of ASC 842.

Results of Operations

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

The following table sets forth information comparing the components of net income for the three months ended March 31, 2019 and 2018:

	Three months ended
	March 31, 2019		March 31, 2018
		Percent of		Percent of	Favorable/ (Unfavorable)
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%
Revenue:
Good Sam Services and Plans	$46,966	4.4%	$44,825	4.2%	$2,141	4.8%
RV and Outdoor Retail:
New vehicles	529,577	49.7%	579,510	54.7%	(49,933)	-8.6%
Used vehicles	180,008	16.9%	172,091	16.3%	7,917	4.6%
Products, service and other	204,876	19.2%	164,152	15.5%	40,724	24.8%
Finance and insurance, net	91,891	8.6%	89,100	8.4%	2,791	3.1%
Good Sam Club	11,451	1.1%	8,983	0.8%	2,468	27.5%
Subtotal	1,017,803	95.6%	1,013,836	95.8%	3,967	0.4%
Total revenue	1,064,769	100.0%	1,058,661	100.0%	6,108	0.6%

Gross profit (exclusive of depreciation and amortization shown separately below):
Good Sam Services and Plans	26,235	2.5%	24,365	2.3%	1,870	7.7%
RV and Outdoor Retail:
New vehicles	66,533	6.2%	75,626	7.1%	(9,093)	-12.0%
Used vehicles	37,162	3.5%	37,798	3.6%	(636)	-1.7%
Products, service and other	68,772	6.5%	68,350	6.5%	422	0.6%
Finance and insurance, net	91,891	8.6%	89,100	8.4%	2,791	3.1%
Good Sam Club	7,734	0.7%	6,654	0.6%	1,080	16.2%
Subtotal	272,092	25.6%	277,528	26.2%	(5,436)	-2.0%
Total gross profit	298,327	28.0%	301,893	28.5%	(3,566)	-1.2%

Operating expenses:
Selling, general and administrative expenses	268,065	25.2%	246,313	23.3%	(21,752)	-8.8%
Debt restructure expense	—	0.0%	424	0.0%	424	100.0%
Depreciation and amortization	13,594	1.3%	9,400	0.9%	(4,194)	-44.6%
(Gain) loss on asset sales	(214)	0.0%	85	0.0%	299	-351.8%
Income from operations	16,882	1.6%	45,671	4.3%	(28,789)	-63.0%
Other income (expense):
Floor plan interest expense	(11,610)	-1.1%	(10,743)	-1.0%	(867)	-8.1%
Other interest expense, net	(17,643)	-1.7%	(12,839)	-1.2%	(4,804)	-37.4%
Loss on debt restructure	—	0.0%	(1,676)	-0.2%	1,676	100.0%
Tax Receivable Agreement liability adjustment	8,477	0.8%	—	0.0%	8,477	100.0%
Total other income (expense)	(20,776)	-2.0%	(25,258)	-2.4%	4,482	17.7%
(Loss) income before income taxes	(3,894)	-0.4%	20,413	1.9%	(24,307)	-119.1%
Income tax expense	(22,913)	-2.2%	(6,865)	-0.6%	(16,048)	-233.8%
Net (loss) income	(26,807)	-2.5%	13,548	1.3%	(40,355)	-297.9%
Less: net income attributable to non-controlling interests	7,412	0.7%	(11,727)	-1.1%	19,139	163.2%
Net income attributable to Camping World Holdings, Inc.	$(19,395)	-1.8%	$1,821	0.2%	$(21,216)	-1165.1%

Total Revenue

Total revenue increased 0.6%, or $6.1 million, to $1.1 billion in the three months ended March 31, 2019 from $1.1 billion in the three months ended March 31, 2018. The increase was driven by a 24.8% increase in products, service and other revenue to $204.9 million, a 4.6% increase in used vehicles revenue to $180.0 million, a 3.1% increase in finance and insurance revenue to $91.9 million, a 27.5% increase in Good Sam Club revenue to $11.5 million, and a 4.8% increase in Good Sam Services and Plans revenue to $47.0 million, partially offset by an 8.6% decrease in new vehicles revenue to $529.6 million. Aggregate same store sales decreased 11.0% to $847.9 million for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. Aggregate same store sales measures the performance of RV and Outdoor Retail locations during the current reporting period against the performance of the same locations in the corresponding period of the previous year. Same store sales calculations for a given period include only those stores that were open both at the end of the corresponding period and at the beginning of the preceding fiscal year.

Good Sam Services and Plans

Good Sam Services and Plans revenue increased 4.8%, or $2.1 million, to $47.0 million in the three months ended March 31, 2019, from $44.8 million in the three months ended March 31, 2018. The increase was primarily attributable to a $1.7 million increase in our roadside assistance programs primarily resulting from price increases, $0.3 million from additional policies in force for our vehicle insurance products and $0.1 million of various other increases.

Good Sam Services and Plans gross profit increased 7.7%, or $1.9 million, to $26.2 million in the three months ended March 31, 2019, from $24.4 million in the three months ended March  31, 2018 and gross margin increased to 55.9% from 54.4% in the same respective periods. The increased gross profit was primarily attributable to $1.9 million from price increases and lower claims costs in our roadside assistance programs.

New Vehicles

	Three months ended
	March 31, 2019		March 31, 2018		Favorable/
($ in thousands,		Percent of		Percent of	(Unfavorable)
except per vehicle data)	Amount	Revenue	Amount	Revenue	$	%
Revenue	$529,577	100.0%	$579,510	100.0%	$(49,933)	-8.6%
Gross profit	66,533	12.6%	75,626	13.0%	(9,093)	-12.0%
Vehicle units sold	15,016		16,296		(1,280)	-7.9%
Average selling price per vehicle sold	$35,268		$35,561		$(294)	-0.8%
Average gross profit per vehicle sold	$4,431		$4,641		$(210)	-4.5%

Same store sales data:
Same store revenue	$481,755		$570,790		$(89,035)	-15.6%
Same store vehicle units sold	13,497		15,994		(2,497)	-15.6%
Same store average selling price per vehicle	$35,693		$35,688		$6	0.0%

New vehicle revenue decreased 8.6%, or $49.9 million, to $529.6 million in the three months ended March 31, 2019 from $579.5 million in the three months ended March 31, 2018. The decrease was primarily due to a 7.9% reduction in units sold resulting from reduced demand across nearly all product types. On a same store basis, new vehicle revenue decreased 15.6% to $481.8 million, driven by a 15.6% decrease in units sold to 13,497 units in the three months ended March 31, 2018.

New vehicle gross profit decreased 12.0%, or $9.1 million, to $66.5 million in the three months ended March 31, 2019 from $75.6 million in the three months ended March 31, 2018 and gross margin decreased to 12.6% from 13.0% in the same respective periods. The decrease in gross profit was primarily due to reduced unit sales and a 4.5% decrease in average gross profit per unit sold resulting from a product mix shift towards towables.

Used Vehicles

	Three months ended
	March 31, 2019		March 31, 2018		Favorable/
($ in thousands,		Percent of		Percent of	(Unfavorable)
except per vehicle data)	Amount	Revenue	Amount	Revenue	$	%
Revenue	$180,008	100.0%	$172,091	100.0%	$7,917	4.6%
Gross profit	37,162	20.6%	37,798	22.0%	(636)	-1.7%
Vehicle units sold	8,177		8,251		(74)	-0.9%
Average selling price per vehicle sold	$22,014		$20,857		$1,157	5.5%
Average gross profit per vehicle sold	$4,545		$4,581		$(36)	-0.8%

Same store sales data:
Same store revenue	$168,679		$169,459		$(780)	-0.5%
Same store vehicle units sold	7,615		8,031		(416)	-5.2%
Same store average selling price per vehicle	$22,151		$21,101		$1,050	5.0%

Used vehicle revenue increased 4.6%, or $7.9 million, to $180.0 million in the three months ended March 31, 2019 from $172.1 million in the three months ended March 31, 2018. The increase was primarily due to a 5.5% increase in the average selling price per vehicle unit sold due to product mix. On a same store basis, used vehicle revenue decreased 0.5% to $168.7 million, driven by a 5.2% decrease in units sold to 7,615 compared to vehicle sold of 8,031 in the three months ended March 31, 2018, partially offset by a 5.0% increase in the average selling price per vehicle.

Used vehicle gross profit decreased 1.7%, or $0.6 million, to $37.2 million in the three months ended March 31, 2019 from $37.8 million in the three months ended March 31, 2018. The decrease was primarily from a 0.8% decrease in average gross profit per unit and a 0.9% reduction in vehicles sold. Used vehicle gross margin decreased to 20.6% in the three months ended March 31, 2019 from 22.0% in the three months ended March 31, 2018.

Products, service and other

	Three months ended
	March 31, 2019		March 31, 2018		Favorable/
		Percent of		Percent of	(Unfavorable)
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%

Revenue	$204,876	100.0%	$164,152	100.0%	$40,724	24.8%

Gross profit	68,772	33.6%	68,350	41.6%	422	0.6%

Same store revenue	112,959		124,914		(11,955)	-9.6%

Products, service and other revenue increased 24.8%, or $40.7 million, to $204.9 million in the three months ended March 31, 2019 from $164.2 million in the three months ended March 31, 2018. The increase was primarily attributable to an increase in product revenue related to the new stores opened in the three months ended March 31, 2019 that were not open in the three months ended March 31, 2018. On a same store basis, products, service and other revenue decreased 9.6% to $113.0 million for the three months ended March 31, 2019 from $124.9 million in the three months ended March 31, 2018 primarily due to a decrease in warranty-related service and service fee installation promotions.

Products, service and other gross profit increased 0.6%, or $0.4 million, to $68.8 million in the three months ended March 31, 2019 from $68.4 million in the three months ended March 31, 2018. The increase was primarily due to increased revenue. Products, service and other gross margin decreased to 33.6% in the three months ended March 31, 2019 from 41.6% in the three months ended March 31, 2018 primarily due a higher mix of revenue from RV and outdoor-related products, which typically carry a lower gross margin than services-related revenue.

Finance and Insurance, net

	Three months ended
	March 31, 2019		March 31, 2018		Favorable/
		Percent of		Percent of	(Unfavorable)
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%

Revenue	$91,891	100.0%	$89,100	100.0%	$2,791	3.1%

Gross profit	91,891	100.0%	89,100	100.0%	2,791	3.1%

Same store revenue	84,503		87,554		(3,051)	-3.5%

Finance and insurance, net revenue and gross profit each increased 3.1%, or $2.8 million, to $91.9 million in the three months ended March 31, 2019 from $89.1 million in the three months ended March 31, 2018. The increase was primarily due to an increase in our finance and insurance sales penetration rates to 12.9% of total new and used vehicle revenue in the three months ended March 31, 2019 from 11.9% in the three months ended March 31, 2018, which overcame the decrease in total new and used units sold. On a same store basis, finance and insurance, net revenue decreased 3.5% to $84.5 million in the three months ended March 31, 2019 from $87.6 million in the comparable period in 2018 primarily due to the decrease in total new and used units sold.

Good Sam Club

	Three months ended
	March 31, 2019		March 31, 2018		Favorable/
		Percent of		Percent of	(Unfavorable)
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%

Revenue	$11,451	100.0%	$8,983	100.0%	$2,468	27.5%

Gross profit	7,734	67.5%	6,654	74.1%	1,080	16.2%

Memberships	2,149,627		1,835,349		314,278	17.1%

Good Sam Club revenue increased 27.5%, or $2.5 million, to $11.5 million in the three months ended March 31, 2019 from $9.0 million in the three months ended March 31, 2018. The increase primarily resulted from a 17.1% increase in club memberships.

Good Sam Club gross profit increased 16.2%, or $1.1 million, to $7.7 million in the three months ended March 31, 2019 from $6.7 million in the three months ended March 31, 2018. The increase was primarily due to the increase in club memberships and credit card open accounts. Good Sam Club gross margin decreased to 67.5% in the three months ended March 31, 2019 from 74.1% in the three months ended March 31, 2018 primarily due to additional marketing expenses.

Selling, general and administrative expenses

Selling, general and administrative expenses increased 8.8%, or $21.8 million, to $268.1 million in the three months ended March 31, 2019 from $246.3 million in the three months ended March 31, 2018. The increase was primarily due to increases of $7.4 million of real property expenses related to new stores, $8.5 million of variable selling expense related to increased revenue, $3.5 million of services expenses, including professional fees, and $2.4 million of other store and corporate overhead expenses. Selling, general and administrative expenses as a percentage of total gross profit increased to 89.9% in the three months ended March 31, 2019, from 81.6% in the three months ended March 31, 2018.

Depreciation and amortization

Depreciation and amortization increased 44.6%, or $4.2 million, to $13.6 million in the three months ended March 31, 2019 from $9.4 million in the three months ended March 31, 2018 primarily due to the new RV and outdoor retail store locations.

Floor plan interest expense

Floor plan interest expense increased 8.1%, or $0.9 million, to $11.6 million in the three months ended March 31, 2019 from $10.7 million in the three months ended March 31, 2018. The increase was primarily due to an 88 basis point increase in the average floor plan borrowing rate, partially offset by a 11.9% decrease in average floor plan borrowings primarily from lower average inventory levels.

Other interest expense, net

Other interest expense increased 37.4%, or $4.8 million, to $17.6 million in the three months ended March 31, 2019 from $12.8 million in the three months ended March 31, 2018. The increase was primarily due to increased average debt outstanding primarily due to financing the rollout of RV and Outdoor Retail store openings in 2018 and a 61 basis point increase in the average interest rate.

Income tax expense

Income tax expense increased 233.8%, or $16.0 million to $22.9 million in the three months ended March 31, 2019  from $6.9 million in the three months ended March 31, 2018. The increase was primarily due to the revaluation of certain deferred tax assets and related changes in valuation allowance pertaining to a transfer of assets to a wholly owned corporate subsidiary, and partially due to operating losses recorded by its RV and Outdoor Retail segment for which no tax benefit can be recognized, and an increased ownership percentage of CWGS, LLC for which the Company is subject to U.S., federal and state taxes on its allocable share of income of CWGS, LLC.

Net income

Net income decreased 297.9%, or $40.4 million, to a net loss of $26.8 million for the three months ended March 31, 2019 from a net income of $13.5 million in the three months ended March 31, 2018 primarily due to the items mentioned above.

Segment results

The following tables sets forth a reconciliation of total segment income to consolidated income before income taxes for each of our segments for the periods presented:

	Three Months Ended
	March 31, 2019		March 31, 2018		Favorable/
		Percent of		Percent of	(Unfavorable)
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%
Revenue:
Good Sam Services and Plans	$48,298	4.5%	$46,178	4.4%	$2,120	4.6%
RV and Outdoor Retail	1,027,283	96.5%	1,022,827	96.6%	4,456	0.4%
Elimination of intersegment revenue	(10,812)	-1.0%	(10,344)	-1.0%	(468)	4.5%
Total consolidated revenue	1,064,769	100.0%	1,058,661	100.0%	6,108	0.6%
Segment income:(1)
Good Sam Services and Plans	22,414	2.1%	21,717	2.1%	697	3.2%
RV and Outdoor Retail	(375)	0.0%	24,519	2.3%	(24,894)	-101.5%
Total segment income	22,039	2.1%	46,236	4.4%	(24,197)	-52.3%
Corporate & other	(3,173)	-0.3%	(1,484)	-0.1%	(1,689)	-113.8%
Depreciation and amortization	(13,594)	-1.3%	(9,400)	-0.9%	(4,194)	-44.6%
Tax Receivable Agreement liability adjustment	8,477	0.8%	—	0.0%	8,477	100.0%
Other interest expense, net	(17,643)	-1.7%	(12,839)	-1.2%	(4,804)	-37.4%
Loss and expense on debt restructure	—	0.0%	(2,100)	-0.2%	2,100	100.0%
Income before income taxes	$(3,894)	-0.4%	$20,413	1.9%	$(24,307)	-119.1%

Same store sales- RV and Outdoor Retail(2)	$847,896		$952,717		$(104,821)	-11.0%

(1)	Segment income represents income for each of our reportable segments and is defined as income from operations before depreciation and amortization, plus floor plan interest expense.
(2)	Same store sales definition not applicable to the Good Sam Services and Plans segment.

Good Sam Services and Plans

Good Sam Services and Plans segment revenue increased 4.6%, or $2.1 million, to $48.3 million in the three months ended March 31, 2019, from $46.2 million in the three months ended March 31, 2018. The increase was primarily attributable to $1.7 million from our roadside assistance programs primarily resulting from price increases, $0.3 million from additional policies in force from our vehicle insurance products and $0.1 million of various other increases.

Good Sam Services and Plans segment income increased 3.2%, or $0.7 million, to $22.4 million in the three months ended March 31, 2019, from $21.7 million in the three months ended March 31, 2018. The increase was primarily attributable to $1.9 million from price increases and lower claims costs from our roadside assistance programs, partially offset by a $1.2 million increase in selling, general and administrative expenses. Good Sam Services and Plans segment income margin decreased 62 basis points to 46.4% in the three months ended March 31, 2019 from 47.0% in the three months ended March 31, 2018.

RV and Outdoor Retail

RV and Outdoor Retail segment revenue increased 0.4%, or $4.5 million, to $1.0 billion in the three months ended March 31, 2019 from $1.0 billion in the three months ended March 31, 2018. The increase was primarily driven by a $41.2 million, or 24.4%, increase in products, service and other revenue, a $8.0 million, or 4.6%, increase in used vehicle revenue, a $2.7 million, or 2.9%, increase in finance and insurance revenue, and a $2.5 million or 27.5% increase in Good Sam Club revenue, partially offset by a $49.9 million, or 8.6%, decrease in new vehicle revenue.

RV and Outdoor Retail segment income decreased 101.5%, or $24.9 million, to a  $0.4 million segment loss in the three months ended March 31, 2019 from $24.5 million of segment income in the three months ended March 31, 2018. The decrease was primarily related to lower gross margins across nearly all types of new and used vehicles, $18.9 million of additional selling, general and administrative expenses, and $0.9 million of additional floor plan interest. RV and Outdoor Retail segment income margin decreased 243 basis points to 0.0% from 2.4% in the comparable prior year period.

Corporate and other expenses

Corporate and other expenses increased 113.8%, or $1.7 million, to $3.2 million in the three months ended March 31, 2019 from $1.5 million in the three months ended March 31, 2018 primarily from increased professional and legal fees.

Non-GAAP Financial Measures

To supplement our consolidated financial statements, which are prepared and presented in accordance with accounting principles generally accepted in the United States (“GAAP”), we use the following non-GAAP financial measures: EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Net Income Attributable to Camping World Holdings, Inc. – Basic, Adjusted Net Income Attributable to Camping World Holdings, Inc. – Diluted, Adjusted Earnings Per Share – Basic, and Adjusted Earnings Per Share – Diluted (collectively the "Non-GAAP Financial Measures"). We believe that these Non-GAAP Financial Measures, when used in conjunction with GAAP financial measures, provide useful information about operating results, enhance the overall understanding of past financial performance and future prospects, and allow for greater transparency with respect to the key metrics we use in our financial and operational decision making. These Non-GAAP Financial Measures are also frequently used by analysts, investors and other interested parties to evaluate companies in the Company’s industry. The presentation of this financial information is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP, and they should not be construed as an inference that the Company’s future results will be unaffected by any items adjusted for in these non-GAAP measures. In evaluating these non-GAAP measures, you should be aware that in the future the Company may incur expenses that are the same as or similar to some of those adjusted in this presentation. The Non-GAAP Financial Measures that we use are not necessarily comparable to similarly titled measures used by other companies due to different methods of calculation.

EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin

We define “EBITDA” as net income before other interest expense, net (excluding floor plan interest expense), provision for income tax expense and depreciation and amortization. We define “Adjusted EBITDA” as EBITDA further adjusted for the impact of certain non-cash and other items that we do not consider in our evaluation of ongoing operating performance. These items include, among other things, loss and expense on debt restructure, goodwill impairment, loss (gain) on sale of assets, equity-based compensation, Tax Receivable Agreement liability adjustment, Gander Outdoors pre-opening costs, and other unusual or one-time items. We define “Adjusted EBITDA Margin” as Adjusted EBITDA as a percentage of total revenue. We caution investors that amounts presented in accordance with our definitions of EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin may not be comparable to similar measures disclosed by our competitors, because not all companies and analysts calculate EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin in the same manner. We present EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin because we consider them to be important supplemental measures of our performance and believe they are frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. Management believes that investors’ understanding of our performance is enhanced by including these Non-GAAP Financial Measures as a reasonable basis for comparing our ongoing results of operations.

The following table reconciles EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin to the most directly comparable GAAP financial performance measures, which are net income, net income, and net income margin, respectively:

	Three Months Ended
	March 31,	March 31,
($ in thousands)	2019	2018
EBITDA:
Net (loss) income	$(26,807)	$13,548
Other interest expense, net	17,643	12,839
Depreciation and amortization	13,594	9,400
Income tax expense	22,913	6,865
Subtotal EBITDA	27,343	42,652
Loss and expense on debt restructure (a)	—	2,100
(Gain) loss on sale of assets (b)	(214)	85
Equity-based compensation (c)	2,716	3,218
Tax Receivable Agreement liability adjustment (d)	(8,477)	—
Gander Outdoors pre-opening costs (e)	—	19,651
Adjusted EBITDA	$21,368	$67,706

	Three Months Ended
	March 31,	March 31,
(as percentage of total revenue)	2019	2018
EBITDA margin:
Net (loss) income margin	(2.5%)	1.3%
Other interest expense, net	1.7%	1.2%
Depreciation and amortization	1.3%	0.9%
Income tax expense	2.2%	0.6%
Subtotal EBITDA margin	2.6%	4.0%
Loss and expense on debt restructure (a)	—	0.2%
(Gain) loss on sale of assets (b)	(0.0%)	0.0%
Equity-based compensation (c)	0.3%	0.3%
Tax Receivable Agreement liability adjustment (d)	(0.8%)	—
Gander Outdoors pre-opening costs (e)	—	1.9%
Adjusted EBITDA margin	2.0%	6.4%

(a)	Represents the loss and expense incurred on debt restructure and financing expense incurred from the Third Amendment to the Credit Agreement in 2018.
(b)	Represents an adjustment to eliminate the losses and gains on sales of various assets.
(c)	Represents non-cash equity-based compensation expense relating to employees and directors of the Company.
(d)

Represents an adjustment to eliminate the loss on remeasurement of the Tax Receivable Agreement primarily due to changes in our effective income tax rate and the transfer of certain assets from GSS to CWI. See Note 11 — Income Taxes to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

(e)

Represents pre-opening store costs associated with the Gander Outdoors store openings in 2018, which is comprised of 1) Gander Outdoors-specific corporate and retail overhead, 2) distribution center expenses, and 3) store-level startup expenses. Based on the nature of the acquisition through a bankruptcy auction and the large quantity of retail locations opened in 2018 in a very compressed timeframe, the Company does not deem the pre-opening store costs for the initial rollout of Gander Outdoors locations to be normal, recurring charges. The Company does not intend to adjust for pre-opening store costs other than for the initial rollout of Gander Outdoors.

Adjusted Net Income Attributable to Camping World Holdings, Inc. and Adjusted Earnings Per Share

We define “Adjusted Net Income Attributable to Camping World Holdings, Inc. – Basic” as net income attributable to Camping World Holdings, Inc. adjusted for the impact of certain non-cash and other items that we do not consider in our evaluation of ongoing operating performance. These items include, among other things, loss and expense on debt restructure, goodwill impairment, loss (gain) on sale of assets, equity-based compensation, Tax Receivable Agreement liability adjustment, Gander Outdoors pre-opening costs, other unusual or one-time items, the income tax expense effect of these adjustments, and the effect of net income attributable to non-controlling interests from these adjustments.

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

	Three Months Ended
	March 31,	March 31,
(In thousands except per share amounts)	2019	2018
Numerator:
Net (loss) income attributable to Camping World Holdings, Inc.	$(19,395)	$1,821
Adjustments related to basic calculation:
Loss and expense on debt restructure (a)	—	2,100
Loss (gain) on sale of assets (b)	(214)	85
Equity-based compensation (c)	2,716	3,218
Tax Receivable Agreement liability adjustment (d)	(8,477)	—
Gander Outdoors pre-opening costs (e)	—	19,651
Income tax expense (f)	1,931	(488)
Adjustment to net (loss) income attributable to non-controlling interests resulting from the above adjustments (g)	(1,453)	(14,666)
Adjusted net (loss) income attributable to Camping World Holdings, Inc. – basic	(24,892)	11,721
Adjustments related to diluted calculation:
Reallocation of net income attributable to non-controlling interests from the dilutive effect of stock options and restricted stock units (h)	—	149
Income tax on reallocation of net income attributable to non-controlling interests from the dilutive effect of stock options and restricted stock units (i)	—	(55)
Adjusted net (loss) income attributable to Camping World Holdings, Inc. – diluted	$(24,892)	$11,815
Denominator:
Weighted-average Class A common shares outstanding – basic	37,195	36,816
Adjustments related to diluted calculation:
Dilutive options to purchase Class A common stock (j)	—	315
Dilutive restricted stock units (j)	—	189
Adjusted weighted average Class A common shares outstanding – diluted	37,195	37,320

Adjusted (loss) earnings per share - basic	$(0.67)	$0.32
Adjusted (loss) earnings per share - diluted	$(0.67)	$0.32

Anti-dilutive amounts (k):
Numerator:
Reallocation of net (loss) income attributable to non-controlling interests from the anti-dilutive exchange of common units in CWGS, LLC (h)	$(5,959)	$26,244
Income tax on reallocation of net (loss) income attributable to non-controlling interests from the anti-dilutive exchange of common units in CWGS, LLC (i)	$(4,563)	$(9,794)
Assumed income tax benefit (expense) of combining C-corporations with full valuation allowances with the income of other consolidated entities after the anti-dilutive exchange of common units in CWGS, LLC (l)	$10,567	$5,525
Denominator:
Anti-dilutive exchange of common units in CWGS, LLC for shares of Class A common stock (j)	51,673	51,830
Anti-dilutive restricted stock units (j)	7	—

(a)	Represents the loss and expense incurred on debt restructure and financing expense incurred from the Third Amendment to the Credit Agreement in 2018.
(b)	Represents an adjustment to eliminate the losses and gains on sales of various assets.
(c)	Represents non-cash equity-based compensation expense relating to employees and directors of the Company.
(d)

Represents an adjustment to eliminate the loss on remeasurement of the Tax Receivable Agreement primarily due to changes in our effective income tax rate and the transfer of certain assets from GSS to CWI. See Note 11 — Income Taxes to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

(e)

Represents pre-opening store costs associated with the Gander Outdoors store openings, which is comprised of 1) Gander Outdoors-specific corporate and retail overhead, 2) distribution center expenses, and 3) store-level startup expenses. The Company incurred significant costs related to the initial rollout of Gander Outdoors locations, which was substantially complete by December 31, 2018. Based on the nature of the acquisition through a bankruptcy auction and the large quantity of retail locations opened and to be opened in a very compressed timeframe, the Company does not deem the pre-opening store costs for the initial rollout of Gander Outdoors locations to be normal, recurring charges. The Company does not intend to adjust for pre-opening store costs other than for the initial rollout of Gander Outdoors.

(f)

Represents the income tax expense effect of the above adjustments, many of which are related to entities with full valuation allowances for which no tax benefit can be currently recognized. This assumption uses effective tax rate of 25.3% for the adjustments for 2019 and 2018.

(g)

Represents the adjustment to net income attributable to non-controlling interests resulting from the above adjustments that impact the net income of CWGS, LLC. This adjustment uses the non-controlling interest’s weighted average ownership of CWGS, LLC of 58.1% and 58.5% for the three months ended March 31, 2019 and 2018, respectively.

(h)

Represents the reallocation of net income attributable to non-controlling interests from the impact of the assumed change in ownership of CWGS, LLC from stock options, restricted stock units, and/or common units of CWGS, LLC.

(i)

Represents the income tax expense effect of the above adjustment for reallocation of net income attributable to non-controlling interests. This assumption uses effective tax rate of 25.3% for the adjustments for 2019 and 2018.

(j)	Represents the impact to the denominator for stock options, restricted stock units, and/or common units of CWGS, LLC.
(k)	The below amounts have not been considered in our adjusted earnings per share – diluted amounts as the effect of these items are anti-dilutive.
(l)

Represents adjustments to reflect the income tax benefit of losses of consolidated C-corporations that under the Company’s current equity structure cannot be used against the income of other consolidated subsidiaries of CWGS, LLC. Subsequent to the exchange of all common units in CWGS, LLC, the Company believes certain actions could be taken such that the C-corporations’ losses could offset income of other consolidated subsidiaries. The adjustment reflects the income tax benefit assuming effective tax rate of 25.3% during 2019 and 2018, for the losses experienced by the consolidated C-corporations for which valuation allowances have been recorded. No assumed release of valuation allowance established for previous periods are included in these amounts.

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

By providing these Non-GAAP Financial Measures, together with reconciliations, we believe we are enhancing investors’ understanding of our business and our results of operations, as well as assisting investors in evaluating how well we are executing our strategic initiatives. In addition, our Senior Secured Credit Facilities use EBITDA to measure our compliance with covenants such as consolidated leverage ratio. The Non-GAAP Financial Measures have limitations as analytical tools, and should not be considered in isolation, or as an alternative to, or a substitute for net income or other financial statement data presented in our consolidated financial statements included elsewhere in this Form 10-Q as indicators of financial performance. Some of the limitations are:

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
•

although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future and such measures do not reflect any cash requirements for such replacements; and

•	other companies in our industry may calculate such measures differently than we do, limiting their usefulness as comparative measures.

Due to these limitations, the Non-GAAP Financial Measures should not be considered as measures of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using these Non-GAAP Financial Measures only supplementally. As noted in the tables above, certain of the Non-GAAP Financial Measures include adjustments for loss and expense on debt restructure, goodwill impairment, loss (gain) on sale of assets, equity-based compensation, Tax Receivable Agreement liability, an adjustment to rent on right to use assets, Gander Outdoors pre-opening costs, other unusual or one-time items, and the income tax expense effect described above, as applicable. It is reasonable to expect that certain of these items will occur in future periods. However, we believe these adjustments are appropriate because the amounts recognized can vary significantly from period to period, do not directly relate to the ongoing operations of our business and complicate comparisons of our internal operating results and operating results of other companies over time. Each of the normal recurring adjustments and other adjustments described in this paragraph and in the reconciliation tables above help management with a measure of our core operating performance over time by removing items that are not related to day-to-day operations.

Liquidity and Capital Resources

General

Our primary requirements for liquidity and capital have been working capital, inventory management, acquiring and building new retail locations, the improvement and expansion of existing retail locations, debt service, distributions to holders of equity interests in CWGS, LLC and our Class A common stock, and general corporate needs. These cash requirements have been met through cash provided by operating activities, cash and cash equivalents, proceeds from our IPO, May 2017 public equity offering and October 2017 public equity offering, borrowings under our Senior Secured Credit Facilities (as defined below) or our previous senior secured credit facilities, borrowings under our Floor Plan Facility (as defined below) and borrowings under our Real Estate Facility (as defined below).

As a public company, our additional liquidity needs include public company costs, payment of regular and special cash dividends, any exercise of the redemption right by the Continuing Equity Owners from time to time (should we elect to exchange common units for a cash payment), payments under the Tax Receivable Agreement, and state and federal taxes to the extent not reduced as a result of the Tax Receivable Agreement. The Continuing Equity Owners may exercise such redemption right for as long as their common units remain outstanding. Although the actual timing and amount of any payments that may be made under the Tax Receivable Agreement will vary, we expect that the payments that we will be required to make to the Continuing Equity Owners and Crestview Partners II GP, L.P. will be significant. Any payments made by us to Continuing Equity Owners and Crestview Partners II GP, L.P. under the Tax Receivable Agreement will generally reduce the amount of overall cash flow that might have otherwise been available to us or to CWGS, LLC and, to the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, the unpaid amounts generally will be deferred and will accrue interest until paid by us; provided, however, that nonpayment for a specified period may constitute a material breach of a material obligation under the Tax Receivable Agreement and therefore may accelerate payments due under the Tax Receivable Agreement. For a discussion of the Tax Receivable Agreement, see Note 11 — Income Taxes to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

CWGS, LLC intends to make a regular quarterly cash distribution to its common unit holders, including us, of approximately $0.08 per common unit and we intend to use all of the proceeds from such distribution on our common units to pay a regular quarterly cash dividend of approximately $0.08 per share on our Class A common stock, subject to our discretion as the sole managing member of CWGS, LLC and the discretion of our board of directors. During the three months ended March 31, 2019, we paid one regular quarterly cash dividend of $0.08 per share of our Class A common stock. CWGS, LLC is required to make cash distributions in accordance with the CWGS LLC Agreement in an amount sufficient for us to pay any expenses incurred by us in connection with the regular quarterly cash dividend, along with any of our other operating expenses and other obligations. In addition, we currently intend to pay a special cash dividend of all or a portion of the Excess Tax Distribution (as defined under “Dividend Policy” included in Part II, Item 5 of our Annual Report) to the holders of our Class A common stock from time to time subject to the discretion of our board of directors as described under “Dividend Policy” in our Annual Report. During the three months ended March 31, 2019, we paid one special cash dividend of $0.0732 per share of our Class A common stock.

Notwithstanding our obligations under the Tax Receivable Agreement, we believe that our sources of liquidity and capital, including potentially incurring additional borrowings under our Floor Plan Facility, borrowings under our Real Estate Facility and proceeds from real estate sale leaseback transactions in the fourth quarter of 2018, will be sufficient to finance our continued operations, growth strategy, including the anticipated opening of additional RV and outdoor retail locations, regular quarterly cash dividends (as described above) and additional expenses we expect to incur for at least the next twelve months. However, we cannot assure you that our cash provided by operating activities, cash and cash equivalents or cash available under our Revolving Credit Facility or our Floor Plan Facility, including the potential additional borrowings noted above, will be sufficient to meet our future needs. If we are unable to generate sufficient cash flows from operations in the future, and if availability under our Revolving Credit Facility or our Floor Plan Facility is not sufficient, we may have to obtain additional financing. If we obtain additional capital by issuing equity, the interests of our existing stockholders will be diluted. If we incur additional indebtedness, that indebtedness may impose significant financial and other covenants that may significantly restrict our operations. We cannot assure you that we could obtain refinancing or additional financing on favorable terms or at all, including the expected additional borrowings noted above. See “Risk Factors — Risks Related to our Business — Our ability to operate and expand our business and to respond to changing business and economic conditions will depend on the availability of adequate capital” included in Part I, Item 1A of our Annual Report.

As of March 31, 2019 and December 31, 2018, we had working capital of $505.1 million and $583.0 million, respectively, including $70.0 million and $138.6 million, respectively, of cash and cash equivalents. Our working capital reflects the cash provided by deferred revenue and gains reported under current liabilities of $81.5 million and $88.1 million as of March 31, 2019 and December 31, 2018, respectively, which reduces working capital. Deferred revenue primarily consists of cash collected for club memberships in advance of services to be provided, which is deferred and recognized as revenue over the life of the membership. We use net proceeds from this deferred membership revenue to lower our long-term borrowings and finance our working capital needs.

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

We generate a disproportionately higher amount of our annual revenue in our second and third fiscal quarters, which include the spring and summer months. We incur additional expenses in the second and third fiscal quarters due to higher purchase volumes, increased staffing in our retail locations and program costs. If, for any reason, we miscalculate the demand for our products or our product mix during the second and third fiscal quarters, our sales in these quarters could decline, resulting in higher labor costs as a percentage of sales, lower margins and excess inventory, which could cause our annual results of operations to suffer and our stock price to decline.

Additionally, SG&A expenses as a percentage of gross profit tend to be higher in the first and fourth quarters due to the timing of acquisitions and the seasonality of our business. We prefer to acquire new retail locations in the first and fourth quarters of each year in order to provide time for the location to be re‑modeled and to ramp up operations ahead of the spring and summer months. The timing of our acquisitions in the first and fourth quarters, coupled with generally lower revenue in these quarters has resulted in SG&A expenses as a percentage of gross profit being higher in these quarters. The opening of additional Gander Outdoors locations in 2018 has further impacted this trend.

Cash Flow

The following table shows summary cash flows information for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,
(In thousands)	2019	2018
Net cash used in operating activities	$(74,020)	$(56,970)
Net cash used in investing activities	(22,916)	(79,666)
Net cash provided by financing activities	28,364	243,774
Net (decrease) increase in cash and cash equivalents	$(68,572)	$107,138

Operating activities. Our cash flows from operating activities are primarily collections from contracts in transit and customers following the sale of new and used vehicles, as well as from the sale of retail products and services and Good Sam services and plans. Contracts in transit represent amounts due from third-party lenders from whom pre-arranged agreements have been determined, and to whom the retail installment sales contracts have been assigned. Our primary uses of cash from operating activities, are repayments of vehicle floor plan payables, payments to retail product suppliers, personnel-related expenditures, payments related to leased property, advertising, and various services and program costs as well as pre-opening costs for Gander Outdoors locations during the three months ended March 31, 2018.

Net cash used in operating activities was $74.0 million in the three months ended March 31, 2019, an increase of $17.1 million from $57.0 million net cash used in operating activities in the three months ended March 31, 2018. The increase was primarily due to a $67.4 million reduction in the growth of accounts payable and accrued liabilities,  a $40.4 million decrease in net income, and $8.4 million of other increases, partially offset by reduced inventory purchases of $99.1 million.

Investing activities. Our investment in business activities primarily consists of expanding our operations through organic growth and the acquisition of retail locations. Substantially all of our new retail locations and capital expenditures have been financed using cash provided by operating activities and borrowings under our Senior Secured Credit Facilities.

The table below summarizes our capital expenditures for the three months ended March 31, 2019 and 2018:

	Fiscal Year Ended
	March 31,	March 31,
(In thousands)	2019	2018
IT hardware and software	$1,677	$2,085
Greenfield and acquired retail locations	8,278	35,906
Existing retail locations	1,777	4,522
Corporate and other	29	756
Total capital expenditures	$11,761	$43,269

Our capital expenditures consist primarily of investing in acquired and greenfield retail and RV dealership locations, existing retail locations,  information technology, hardware, and software. There were no material commitments for capital expenditures as of March 31, 2019.

Net cash used in investing activities was $22.9 million for the three months ended March 31, 2019. The $22.9 million of cash used in investing activities was comprised of $21.2 million for the acquisition of RV dealerships , $11.8 million of capital expenditures primarily for acquired businesses, and $0.6 million for the purchase of real property, partially offset by proceeds of $10.2 million from the sale of real property and $0.5 million of proceeds from the sale of property and equipment. See Note 10 – Acquisitions to our unaudited consolidated financial statements included in Part 1, Item 1 of this Form 10-Q.

Net cash used in investing activities was $79.7 million for the three months ended March 31, 2018. The $79.7 million of cash used in investing activities included $43.3 million of capital expenditures primarily for the build-out of Gander Outdoors locations, $24.4 million for the purchase of real property, and $12.5 million for the acquisition of two RV dealership locations and four Erehwon locations (see Note 10 – Acquisitions to our unaudited condensed consolidated financial statements include in Part 1, Item 1 of this Form 10-Q), partially offset by proceeds of $0.5 million from the sale of property and equipment.

Financing activities.  Our financing activities primarily consist of proceeds from the issuance of debt and the repayment of principal and debt issuance costs.

Our net cash provided by financing activities was $28.4 million for the three months ended March 31, 2019. The $28.4 million of cash used in financing activities was primarily due to $39.0 million of net proceeds under the Floor Plan Facility and $3.9 million of net proceeds under the Revolving Credit Facility, partially offset by $5.5 million of non-controlling interest member distributions, $5.7 million of dividends paid on Class A common stock, and  $3.3 million of payments on long-term debt.

Our net cash provided by financing activities was $243.8 million for the three months ended March 31, 2018.  The $243.8 million of cash provided by financing activities was primarily due to $249.2 million of net proceeds from long-term debt, and $24.4 million of proceeds from our Revolving Credit Facility, partially offset by $19.9 million of non-controlling interest member distributions, $5.7 million of dividends paid on Class A common stock, other financing uses of $3.2 million, and $1.0 million of borrowings under the Floor Plan Facility during the three months ended March 31, 2018.

Description of Senior Secured Credit Facilities, Floor  Plan Facility and Real Estate Facility

As of March 31, 2019 and December 31, 2018, we had outstanding debt in the form of our Senior Secured Credit Facilities, our Floor Plan Facility, and our Real Estate Facility. We may from time to time seek to refinance, retire or exchange our outstanding debt. Such refinancings, repayments or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. In the past, we have used interest rate swap derivatives to diversify our debt portfolio between fixed and variable rate instruments. For additional information regarding our interest rate risk and interest rate hedging instruments, see “Quantitative and Qualitative Disclosures About Market Risk” in Part I, Item 3 of this Form 10-Q.

Senior Secured Credit Facilities

As of March 31, 2019 and December 31, 2018, CWGS Group, LLC (the “Borrower”), an indirect subsidiary of the Company, was party to a credit agreement (as amended from time to time, the “Credit Agreement”) for a senior secured credit facility (the “Senior Secured Credit Facilities”). The Senior Secured Credit Facilities consists of a term loan facility (the “Term Loan Facility”) and a $35.0 million revolving credit facility (the “Revolving Credit Facility”).

The Credit Agreement for our Senior Secured Credit Facilities requires the CWGS Group, LLC (the “Borrower”), an indirect subsidiary of the Company, and its subsidiaries to comply on a quarterly basis with a maximum Total Leverage Ratio (as defined in the Credit Agreement), which covenant is in effect only if, as of the end of each calendar quarter, the aggregate amount of borrowings under the revolving credit facility (including swingline loans), letters of credit and unreimbursed letter of credit disbursements outstanding at such time (minus the lesser of (a) $5.0 million and (b) letters of credit outstanding) is greater than 30% of the aggregate amount of the Revolving Lenders’ Revolving Commitments (minus the lesser of (a) $5.0 million and (b) letters of credit outstanding), as defined in the Credit Agreement. As of March 31, 2019, we were not subject to this covenant as borrowings under the Revolving Credit Facility did not exceed the 30% threshold. At March 31, 2019, we would not have met this covenant if we had exceeded the 30% threshold. As such, our borrowing capacity under the Revolving Credit Facility at March 31, 2019 was limited to $9.4 million of additional borrowings. We were in compliance with all applicable debt covenants at March 31, 2019 and December 31, 2018.

The following table details the outstanding amounts and available borrowings under our Senior Secured Credit Facilities as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31,	December 31,
	2019	2018
Senior Secured Credit Facilities:
Term Loan Facility:
Principal amount of borrowings	$1,195,000	$1,195,000
Less: cumulative principal payments	(22,905)	(19,907)
Less: unamortized original issue discount	(5,090)	(5,358)
Less: finance costs	(12,710)	(13,390)
	1,154,295	1,156,345
Less: current portion	(11,911)	(11,991)
Long-term debt, net of current portion	$1,142,384	$1,144,354
Revolving Credit Facility:
Total commitment	$35,000	$35,000
Less: outstanding letters of credit	(3,689)	(3,689)
Less: availability reduction due to Total Leverage Ratio	(21,918)	—
Additional borrowing capacity	$9,393	$31,311

See our Annual Report and Note 5 – Long-term Debt to our consolidated financial statements included in Part I, Item 1 of this Form 10-Q for a further discussion of the terms of the Senior Secured Credit Facilities.

Floor Plan Facility

As of March 31, 2019 and December 31, 2018, one of our indirect subsidiaries maintained floor plan financing through the Seventh Amended and Restated Credit Agreement (“Floor Plan Facility”) with a maturity date of December 12, 2020 and an applicable borrowing rate margin on LIBOR and base rate loans ranging from 2.05% to 2.50% and 0.55% and 1.00%, respectively, based on the consolidated current ratio at FR. The Floor Plan Facility allows FR to borrow (a) up to $1.415 billion under a floor plan facility, (b) up to $15.0 million under a letter of credit facility and (c) up to a maximum amount outstanding of $60.0 million under the revolving line of credit, which maximum amount outstanding will decrease by $3.0 million on the last day of each fiscal quarter, commencing with the fiscal quarter ending March 31, 2020.

The credit agreement governing the Floor Plan Facility contains certain financial covenants which we were in compliance with at March 31, 2019 and December 31, 2018.

The following table details the outstanding amounts and available borrowings under our Floor Plan Facility as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31,	December 31,
	2019	2018
Floor Plan Facility:
Notes payable — floor plan:
Total commitment	$1,415,000	$1,415,000
Less: borrowings, net	(882,346)	(885,980)
Less: flooring line aggregate interest reduction account	(152,346)	(97,757)
Additional borrowing capacity	380,308	431,263
Less: accounts payable for sold inventory	(76,534)	(33,928)
Less: purchase commitments	(37,671)	(22,530)
Unencumbered borrowing capacity	$266,103	$374,805

Revolving line of credit	$60,000	$60,000
Less borrowings	(42,610)	(38,739)
Additional borrowing capacity	$17,390	$21,261

Letters of credit:
Total commitment	$15,000	$15,000
Less: outstanding letters of credit	(10,380)	(10,380)
Additional letters of credit capacity	$4,620	$4,620

See our Annual Report and Note 3 – Inventories and Floor Plan Payable to our consolidated financial statements included in Part I, Item 1 of this Form 10-Q for a further discussion of the terms of the Floor Plan Facility.

Real Estate Facility

As of March 31, 2019 and December 31, 2018, Camping World Property, Inc. (the ‘‘Real Estate Borrower’’), an indirect wholly-owned subsidiary of CWGS, LLC, and CIBC Bank USA (“Lender”), was party to a loan and security agreement for a real estate credit facility with an aggregate maximum principal amount of $21.5 million (“Real Estate Facility”).

The Real Estate Facility is subject to certain cross default provisions, a debt service coverage ratio, and other customary covenants which we were in compliance with at March 31, 2019 and December 31, 2018.

The outstanding principal of the Real Estate Facility was $9.5 million and $9.7 million as of March 31, 2019 and December 31, 2018.

See our Annual Report and Note 5 – Long-term Debt to our consolidated financial statements included in Part I, Item 1 of this Form 10-Q for a further discussion of the terms of the Real Estate Facility.

Sale/Leaseback Arrangements

We have in the past and may in the future enter into sale‑leaseback transactions to finance certain property acquisitions and capital expenditures, pursuant to which we sell property and/or leasehold improvements to third parties and agree to lease those assets back for a certain period of time. Such sales generate proceeds which vary from period to period.

Deferred Revenue

Deferred revenue consists of our sales for products not yet recognized as revenue at the end of a given period. Our deferred revenue as of March 31, 2019 was $138.9 million.

Off-Balance Sheet Arrangements

As of March 31, 2019, we did not have any off-balance sheet arrangements, except for operating leases entered into in the normal course of business.

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

Recent Accounting Pronouncements

See Note 1 – Summary of Significant Accounting Policies to our unaudited condensed consolidated financial statements in Item 1, Part I of this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For a discussion of the Company’s quantitative and qualitative disclosures about market risks, see Item 7A. Quantitative and Qualitative Disclosures About Market Risks, in our Annual Report on Form 10-K for the year ended December 31, 2018. As of March 31, 2019, there have been no material changes in this information.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2019. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2019 as a result of the material weaknesses described in our Annual Report on Form 10-K and below.

In connection with the preparation of our consolidated financial statements for the year ended December 31, 2018, we identified the following material weaknesses in internal control over financial reporting:

•	the Company identified the necessity to adjust the manner in which reserves related to certain dealership finance and insurance product cancellation provisions are calculated, resulting from a deficiency in the design and operation of the review of such reserves, which we determined to be a material weakness;
•

deficiencies related to areas such as (1) the review of asset activity and valuations, (2) the appropriate assignment of resources for the review of certain accounting analyses and associated journal entries, and (3) the financial statement presentation and disclosure review process that collectively represent a material weakness; and

•

the previously reported material weaknesses in internal controls related to our management review control process to ensure appropriate accounting for income taxes, including the calculation and realization of deferred tax assets.

Management’s Remediation Efforts

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

Our remediation plan includes, but is not limited to, the following measures:

•

Performing an assessment of accounting resource requirements across the Company. Based on the results of that assessment, we plan to undertake such measures as deemed necessary, including hiring additional experienced accounting personnel to enable the proper and timely review of asset activity and valuations and certain dealership finance and insurance product cancellation reserves, the appropriate assignment of resources for review of certain accounting analyses and associated journal entries, and the financial statement presentation and disclosure review process;

•	Regularly monitoring accounting resource sufficiency; and
•

Improving the design of our existing controls to include additional review of the analysis to determine the amount of our income tax liabilities and related deferred income tax balances, and the ability to realize deferred tax assets, including additional review over the computation processes for the determination of the allocation of basis between the Continuing Equity Owners and the Company. The management review of the analysis will employ specialized resources over the basis allocations and the related computations surrounding our income tax liabilities and related deferred income tax balances. To improve the effectiveness of the tax controls, the Company plans to procure additional resources and the reviewer will also perform additional review procedures when a tax-planning strategy is involved in the determination of the amount of valuation allowance, if any, applied against deferred tax assets.

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

Changes in Internal Control over Financial Reporting

We are taking actions to remediate the material weaknesses relating to our internal controls over financial reporting, as described above. Except as discussed above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that occurred during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On December 12, 2018, a putative class action complaint styled International Union of Operating Engineers Benefit Funds of Eastern Pennsylvania and Delaware v. Camping World Holdings Inc., et al. was filed in the Supreme Court of the State of New York, New York County, on behalf of all purchasers of Camping World Class A common stock issued pursuant and/or traceable to a secondary offering of such securities in October 2017 (“IUOE Complaint”). The IUOE Complaint names as defendants the Company, and certain of its officers and directors, among others, and alleges violations of Sections 11, 12(a), and 15 of the Securities Act of 1933 based on allegedly materially misleading statements or omissions of material facts necessary to make certain statements not misleading and seeks compensatory damages, including prejudgment and post-judgment interest, attorneys’ fees and costs, and any equitable or injunctive relief the court deems just and proper, including rescission. On February 28, 2019. we, along with the other defendants, moved to dismiss this action.

On February 22, 2019, a putative class action complaint styled Daniel Geis v. Camping World Holdings, Inc., et al. was filed in the Circuit Court of Cook County, Illinois, Chancery Division, on behalf of all purchasers of Camping World Class A common stock in and/or traceable to the Company’s initial public offering on October 6, 2016 (“Geis Complaint”). The Geis Complaint names as defendants the Company, certain of its officers and directors, and the underwriters of the offering, and alleges violations of Sections 11, 12(a)(2), and 15 of the Securities Act of 1933 based on allegedly materially misleading statements or omissions of material facts necessary to make certain statements not misleading. The Geis Complaint seeks compensatory damages, prejudgment and post-judgment interest, attorneys’ fees and costs, and any other and further relief the court deems just and proper. On April 19, 2019, we, along with the other defendants, moved to dismiss this action.

On March 5, 2019, a shareholder derivative suit captioned Hunnewell v. Camping World Holdings, Inc., et al., was filed in the Court of Chancery of the State of Delaware, alleging breaches of fiduciary duty for alleged failure to implement effective disclosure controls and internal controls over financial reporting and to properly oversee certain acquisitions and for alleged insider trading (the “Hunnewell Complaint”). The Hunnewell Complaint names the Company as nominal defendant, and names certain of its officers and directors, among others, as defendants and seeks restitutionary and/or compensatory damages, disgorgement of all management fees, advisory fees, expenses and other fees paid by us during the period in question, disgorgement of profits pursuant to the alleged insider trading, attorneys’ fees and costs, and any other and further relief the court deems just and proper. On April 29, 2019, the Company, along with the other defendants, moved to stay the action pending the resolution of the putative class action in the United States District Court for the Northern District of Illinois.

On April 17, 2019, a shareholder derivative suit captioned Lincolnshire Police Pension Fund v. Camping World Holdings, Inc., et al., was filed in the Court of Chancery of the State of Delaware, alleging breaches of fiduciary duty for alleged failure to implement effective disclosure controls and internal controls over financial reporting and to properly oversee certain acquisitions and for alleged insider trading and unjust enrichment for compensation received during that time (the “LPPF Complaint”). The LPPF Complaint names us as nominal defendant, and names certain of our officers and directors, among others, as defendants and seeks compensatory damages, extraordinary equitable and/or injunctive relief, restitution and disgorgement, attorneys’ fees and costs, and any other and further relief the court deems just and proper.

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

Item 1A. Risk Factors

There have been no material changes to our risk factors as previously disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission on March 15, 2019.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibits Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Camping World Holdings, Inc.	10-Q	001-37908	3.1	11/10/16

3.2	Amended and Restated Bylaws of Camping World Holdings, Inc.	10-Q	001-37908	3.2	11/10/16

4.1	Specimen Stock Certificate evidencing the shares of Class A common stock	S-1/A	333‑211977	4.1	9/13/16

10.1	Camping World Holdings, Inc. Non-Employee Director Compensation Policy					*

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer					*

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer					*

32.1	Section 1350 Certification of Chief Executive Officer					**

32.2	Section 1350 Certification of Chief Financial Officer					**

101.INS	XBRL Instance Document					***

101.SCH	XBRL Taxonomy Extension Schema Document					***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					***

101.DEF	XBRL Extension Definition Linkbase Document					***

101.LAB	XBRL Taxonomy Label Linkbase Document					***

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					***

*     Filed herewith

**    Furnished herewith

***   Submitted electronically herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Camping World Holdings, Inc.

Date: May 10, 2019	By:	/s/ Melvin L. Flanigan
Melvin L. Flanigan
Chief Financial Officer and Secretary

(Authorized Officer and Principal Financial Officer)