Form 10-Q
period 2019-06-30
Camping World Holdings, Inc.
filed 2019-08-09
CIK 1669779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ⌧  No  ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ⌧  No  ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ⌧	Accelerated filer ◻
Non-accelerated filer ◻	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐  No  ⌧

As of August 6, 2018, the registrant had 37,370,426 shares of Class A common stock, 50,706,629 shares of Class B common stock and one share of Class C common stock outstanding.

Camping World Holdings, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended June 30, 2019

BASIS OF PRESENTATION

As used in this Quarterly Report on Form 10-Q (this “Form 10-Q”), unless the context otherwise requires, references to:

●	“we,” “us,” “our,” the “Company,” “Camping World” and similar references refer to Camping World Holdings, Inc., and, unless otherwise stated, all of its subsidiaries, including CWGS Enterprises, LLC, which we refer to as “CWGS, LLC” and, unless otherwise stated, all of its subsidiaries.
●	“Annual Report” refers to our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission (“SEC”) on March 15, 2019.
●	“Continuing Equity Owners” refers collectively to ML Acquisition, funds controlled by Crestview Partners II GP, L.P. and the Former Profit Unit Holders and each of their permitted transferees that continue to own common units in CWGS, LLC after the initial public offering (“IPO”) of our stock and the Reorganization Transactions (each as defined in Note 1 – Summary of Significant Accounting Policies to our consolidated financial statements included in Part I, Item 1 of this Form 10-Q) and who may redeem at each of their options their common units for, at our election (determined solely by our independent directors within the meaning of the rules of the New York Stock Exchange who are disinterested), cash or newly issued shares of our Class A common stock.
●	“Crestview” refers to Crestview Advisors, L.L.C., a registered investment adviser to private equity funds, including funds affiliated with Crestview Partners II GP, L.P.
●	“CWGS LLC Agreement” refers to CWGS, LLC’s amended and restated limited liability company agreement, as amended to date.
●	“Former Profit Unit Holders” refers collectively to our named executive officers (excluding Marcus A. Lemonis), Andris A. Baltins and K. Dillon Schickli, who are members of our board of directors, and certain other current and former non-executive employees and former directors, in each case, who held existing common units in CWGS, LLC pursuant to CWGS, LLC’s equity incentive plan that was in existence prior to our IPO and who received common units of CWGS, LLC in exchange for their profit units in connection with our IPO.
●	“ML Acquisition” refers to ML Acquisition Company, LLC, a Delaware limited liability company, indirectly owned by each of Stephen Adams and our Chairman and Chief Executive Officer, Marcus A. Lemonis.
●	“ML RV Group” refers to ML RV Group, LLC, a Delaware limited liability company, wholly owned by our Chairman and Chief Executive Officer, Marcus A. Lemonis.
●	“Tax Receivable Agreement” refers to the tax receivable agreement that the Company entered into with CWGS, LLC, each of the Continuing Equity Owners and Crestview Partners II GP, L.P. in connection with the Company’s IPO.

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

Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We believe that these important factors include, but are not limited to, the following:

●	the availability of financing to us and our customers;
●	fuel shortages, or high prices for fuel;
●	the well-being, as well as the continued popularity and reputation for quality, of our manufacturers;
●	current softness in the RV industry, which has increased our costs and reduced our margins;
●	uncertainty regarding how long the ongoing softness in the RV industry will last;
●	general economic conditions in our markets, and ongoing economic and financial uncertainties;
●	changes in consumer preferences or our failure to gauge those preferences;
●	our ability to attract and retain customers;
●	competition in the market for services, protection plans, products and resources targeting the RV lifestyle or RV enthusiast;
●	our expansion into new, unfamiliar markets, businesses, or product lines or categories, as well as delays in opening or acquiring new retail locations;
●	unforeseen expenses, difficulties, and delays frequently encountered in connection with expansion through acquisitions;
●	our failure to maintain the strength and value of our brands;
●	our ability to successfully order and manage our inventory to reflect consumer demand in a volatile market and anticipate changing consumer preferences and buying trends;
●	fluctuations in our same store sales and whether they will be a meaningful indicator of future performance;
●	the cyclical and seasonal nature of our business;
●	our ability to operate and expand our business and to respond to changing business and economic conditions, which depends on the availability of adequate capital;
●	the restrictive covenants imposed by our Senior Secured Credit Facilities and Floor Plan Facility;
●	our reliance on eight fulfillment and distribution centers for our retail, e-commerce and catalog businesses;

●	our pending securities class action lawsuits;
●	natural disasters, whether or not caused by climate change, unusual weather conditions, epidemic outbreaks, terrorist acts and political events;
●	our dependence on our relationships with third party providers of services, protection plans, products and resources and a disruption of these relationships or of these providers’ operations;
●	any delays, new or increased tariffs, increased cost or quality control deficiencies in the importation of our products manufactured abroad;
●	whether third party lending institutions and insurance companies will continue to provide financing for RV purchases;
●	our ability to retain senior executives and attract and retain other qualified employees;
●	our ability to meet our labor needs;
●	risks associated with leasing substantial amounts of space, including our inability to maintain the leases for our retail locations or locate alternative sites for our stores in our target markets and on terms that are acceptable to us;
●	our business being subject to numerous federal, state and local regulations;
●	regulations applicable to the sale of extended service contracts;
●	our dealerships’ susceptibility to termination, non-renewal or renegotiation of dealer agreements if state dealer laws are repealed or weakened;
●	changes in government policies and firearms legislation;
●	potential impact of material weaknesses in our internal control over financial reporting;
●	our failure to comply with certain environmental regulations;
●	climate change legislation or regulations restricting emission of ‘‘greenhouse gases’’;
●	a failure in our e-commerce operations, security breaches and cybersecurity risks;
●	our inability to enforce our intellectual property rights and accusations of our infringement on the intellectual property rights of third parties;
●	our inability to maintain or upgrade our information technology systems or our inability to convert to alternate systems in an efficient and timely manner;
●	disruptions to our information technology systems or breaches of our network security;
●	increases in the minimum wage;
●	increases in paper costs, postage costs and shipping costs;
●	risk of product liability claims if people or property are harmed by the products we sell and other litigation risks;
●	risks associated with our private brand offerings;
●	the effectiveness of our risk management policies and procedures;
●	potential asset impairment charges for goodwill, intangible assets or other long-lived assets;

●	risks associated with operating the Gander Outdoors and Overton’s retail brands;
●	benefits and cost savings related to integration of Gander Outdoors and Overton’s brands;
●	the impact of ongoing class action lawsuits against us and certain of our officers and directors, as well as any potential future class action litigation;
●	potential litigation relating to products we sell as a result of recent acquisitions, including firearms and ammunitions;
●	Marcus Lemonis, through his beneficial ownership of our shares directly or indirectly held by ML Acquisition Company, LLC and ML RV Group, LLC, has substantial control over us including matters requiring approval by our stockholders;
●	the exemptions from certain corporate governance requirements that we will qualify for, and intend to rely on, due to the fact that we are a ‘‘controlled company’’ within the meaning of the New York Stock Exchange, or NYSE, listing requirements;
●	whether we are able to realize any tax benefits that may arise from our organizational structure and any redemptions or exchanges of CWGS Enterprises, LLC common units for cash or stock;
●	other risks relating to our organizational structure and to ownership of shares of our Class A common stock; and
●	the other factors set forth under ‘‘Risk Factors’’ in Item 1A of Part I of our Annual Report and in Item 1A of Part II of this Form 10-Q.

We qualify all of our forward-looking statements by these cautionary statements. The forward-looking statements in this Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise. For a further discussion of the risks relating to our business, see “Risk Factors” in Item 1A of Part I of our Annual Report, and in Item 1A of Part II of this Form 10-Q.

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(In Thousands Except Share and Per Share Amounts)

	June 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$101,260	$138,557
Contracts in transit	120,244	53,214
Accounts receivable, net	98,125	85,711
Inventories	1,547,496	1,558,970
Prepaid expenses and other assets	43,761	51,710
Total current assets	1,910,886	1,888,162
Property and equipment, net	376,172	359,855
Operating lease assets	821,025	—
Deferred tax assets, net	128,492	145,943
Intangible assets, net	33,005	35,284
Goodwill	383,676	359,117
Other assets	19,257	18,326
Total assets	$3,672,513	$2,806,687
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$223,510	$144,808
Accrued liabilities	163,180	124,619
Deferred revenues and gains	84,247	88,054
Current portion of finance lease liabilities	—	23
Current portion of operating lease liabilities	55,776	—
Current portion of Tax Receivable Agreement liability	6,815	9,446
Current portion of long-term debt	14,144	12,977
Notes payable – floor plan, net	813,635	885,980
Other current liabilities	50,660	39,211
Total current liabilities	1,411,967	1,305,118
Right to use liability	—	5,147
Operating lease liabilities, net of current portion	822,020	—
Tax Receivable Agreement liability, net of current portion	109,504	124,763
Revolving line of credit	52,768	38,739
Long-term debt, net of current portion	1,161,845	1,152,888
Deferred revenues and gains	61,502	67,157
Other long-term liabilities	27,294	79,958
Total liabilities	3,646,900	2,773,770
Commitments and contingencies
Stockholders' equity:
Preferred stock, par value $0.01 per share – 20,000,000 shares authorized; none issued and outstanding as of June 30, 2019 and December 31, 2018	—	—
Class A common stock, par value $0.01 per share – 250,000,000 shares authorized; 37,381,270 issued and 37,272,505 outstanding as of June 30, 2019 and 37,278,690 issued and 37,192,364 outstanding as of December 31, 2018	373	372
Class B common stock, par value $0.0001 per share – 75,000,000 shares authorized; 69,066,445 issued; and 50,706,629 outstanding as of June 30, 2019 and December 31, 2018	5	5
Class C common stock, par value $0.0001 per share – one share authorized, issued and outstanding as of June 30, 2019 and December 31, 2018	—	—
Additional paid-in capital	50,604	47,531
Retained deficit	(12,453)	(3,370)
Total stockholders' equity attributable to Camping World Holdings, Inc.	38,529	44,538
Non-controlling interests	(12,916)	(11,621)
Total stockholders' equity	25,613	32,917
Total liabilities and stockholders' equity	$3,672,513	$2,806,687

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(In Thousands Except Per Share Amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue:
Good Sam Services and Plans	$44,694	$42,338	$91,660	$87,163
RV and Outdoor Retail
New vehicles	778,870	807,519	1,308,447	1,387,029
Used vehicles	245,749	210,646	425,757	382,737
Products, service and other	264,426	250,359	469,302	414,511
Finance and insurance, net	128,225	120,205	220,116	209,305
Good Sam Club	12,383	10,410	23,834	19,393
Subtotal	1,429,653	1,399,139	2,447,456	2,412,975
Total revenue	1,474,347	1,441,477	2,539,116	2,500,138
Costs applicable to revenue (exclusive of depreciation and amortization shown separately below):
Good Sam Services and Plans	18,746	17,661	39,477	38,121
RV and Outdoor Retail
New vehicles	681,399	697,694	1,144,443	1,201,578
Used vehicles	192,681	162,506	335,527	296,799
Products, service and other	168,607	148,066	304,711	243,868
Good Sam Club	2,924	3,107	6,641	5,436
Subtotal	1,045,611	1,011,373	1,791,322	1,747,681
Total costs applicable to revenue	1,064,357	1,029,034	1,830,799	1,785,802
Operating expenses:
Selling, general, and administrative	303,366	283,095	571,431	529,408
Debt restructure expense	—	(44)	—	380
Depreciation and amortization	13,946	11,628	27,540	21,028
Loss on disposal of assets	2,374	59	2,160	144
Total operating expenses	319,686	294,738	601,131	550,960
Income from operations	90,304	117,705	107,186	163,376
Other income (expense):
Floor plan interest expense	(11,269)	(10,202)	(22,879)	(20,945)
Other interest expense, net	(18,211)	(16,107)	(35,854)	(28,946)
Loss on debt restructure	—	—	—	(1,676)
Tax Receivable Agreement liability adjustment	—	—	8,477	—
Other expense, net	—	(2)	—	(2)
Total other income (expense)	(29,480)	(26,311)	(50,256)	(51,569)
Income before income taxes	60,824	91,394	56,930	111,807
Income tax expense	(8,201)	(14,262)	(31,114)	(21,127)
Net income	52,623	77,132	25,816	90,680
Less: net income attributable to non-controlling interests	(34,606)	(52,350)	(27,194)	(64,077)
Net income (loss) attributable to Camping World Holdings, Inc.	$18,017	$24,782	$(1,378)	$26,603

Income (loss) earnings per share of Class A common stock:
Basic	$0.48	$0.67	$(0.04)	$0.72
Diluted	$0.46	$0.67	$(0.04)	$0.72
Weighted average shares of Class A common stock outstanding:
Basic	37,239	36,964	37,217	36,890
Diluted	88,925	37,047	37,217	37,183

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Stockholders' Equity

(In Thousands)

							Additional	Retained	Non-
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Paid-In	Earnings	Controlling
	Shares	Amounts	Shares	Amounts	Shares	Amounts	Capital	(Deficit)	Interest	Total
Balance at December 31, 2018	37,192	$372	50,707	$5	—	$—	$47,531	$(3,370)	$(11,621)	$32,917
Adoption of accounting standard (see Note 1 — Summary of Significant Accounting Policies)	—	—	—	—	—	—	—	3,705	6,332	10,037
Equity-based compensation	—	—	—	—	—	—	2,716	—	—	2,716
Vesting of restricted stock units	1	—	—	—	—	—	—	—	—	—
Redemption of LLC common units for Class A common stock	6	—	—	—	—	—	12	—	—	12
Distributions to holders of LLC common units	—	—	—	—	—	—	—	—	(5,534)	(5,534)
Dividends(1)	—	—	—	—	—	—	—	(5,699)	—	(5,699)
Establishment of liabilities under the Tax Receivable Agreement and related changes to deferred tax assets associated with that liability	—	—	—	—	—	—	(8)	—	—	(8)
Non-controlling interest adjustment	—	—	—	—	—	—	(1,678)	—	1,678	—
Net loss	—	—	—	—	—	—	—	(19,395)	(7,412)	(26,807)
Balance at March 31, 2019	37,199	372	50,707	5	—	—	48,573	(24,759)	(16,557)	7,634
Equity-based compensation	—	—	—	—	—	—	3,863	—	—	3,863
Vesting of restricted stock units	96	1	—	—	—	—	143	—	(144)	—
Repurchases of Class A common stock for withholding taxes on vested RSUs	(22)	—	—	—	—	—	(273)	—	—	(273)
Distributions to holders of LLC common units	—	—	—	—	—	—	—	—	(32,523)	(32,523)
Dividends(1)	—	—	—	—	—	—	—	(5,711)	—	(5,711)
Non-controlling interest adjustment	—	—	—	—	—	—	(1,702)	—	1,702	—
Net income	—	—	—	—	—	—	—	18,017	34,606	52,623
Balance at June 30, 2019	37,273	$373	50,707	$5	—	$—	$50,604	$(12,453)	$(12,916)	$25,613

(1)	The Company declared dividends per share of Class A common stock of $0.15 for each of the three months ended March 31 and June 30, 2019.

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Stockholders' Equity

(In Thousands)

	Class A Common Stock		Class B Common Stock		Class C Common Stock		Paid-In	Earnings	Controlling
	Shares	Amounts	Shares	Amounts	Shares	Amounts	Capital	(Deficit)	Interest	Total
Balance at December 31, 2017	36,749	367	50,837	5	—	—	42,520	7,619	21,252	71,763
Adoption of accounting standard (ASC No. 606, Revenue from Contracts with Customers)	—	—	—	—	—	—	—	1,310	2,476	3,786
Equity-based compensation	—	—	—	—	—	—	3,218	—	—	3,218
Exercise of stock options	6	—	—	—	—	—	137	—	—	137
Non-controlling interest adjustment for capital contribution of proceeds from the exercise of stock options	—	—	—	—	—	—	(77)	—	77	—
Vesting of restricted stock units	2	—	—	—	—	—	—	—	—	—
Redemption of LLC common units for Class A common stock	173	2	(130)	—	—	—	1,848	—	(115)	1,735
Distributions to holders of LLC common units	—	—	—	—	—	—	—	—	(19,938)	(19,938)
Dividends(2)	—	—	—	—	—	—	—	(5,662)	—	(5,662)
Establishment of liabilities under the Tax Receivable Agreement and related changes to deferred tax assets associated with that liability	—	—	—	—	—	—	(1,414)	—	—	(1,414)
Non-controlling interest adjustment	—	—	—	—	—	—	(1,592)	—	1,592	—
Net income	—	—	—	—	—	—	—	1,821	11,727	13,548
Balance at March 31, 2018	36,930	369	50,707	5	—	—	44,640	5,088	17,071	67,173
Equity-based compensation	—	—	—	—	—	—	3,129	—	—	3,129
Exercise of stock options	—	—	—	—	—	—	5	—	—	5
Non-controlling interest adjustment for capital contribution of proceeds from the exercise of stock options	—	—	—	—	—	—	(5)	—	5	—
Vesting of restricted stock units	77	1	—	—	—	—	29	—	(30)	—
Disgorgement of short-swing profits by Section 16 officer	—	—	—	—	—	—	557	—	—	557
Distributions to holders of LLC common units	—	—	—	—	—	—	—	—	(41,573)	(41,573)
Dividends(2)	—	—	—	—	—	—	—	(5,664)	—	(5,664)
Non-controlling interest adjustment	—	—	—	—	—	—	(2,521)	—	2,521	—
Net income	—	—	—	—	—	—	—	24,782	52,350	77,132
Balance at June 30, 2018	37,007	$370	50,707	$5	—	$—	$45,834	$24,206	$30,344	$100,759

(2)	The Company declared dividends per share of Class A common stock of $0.15 for each of the three months ended March 31 and June 30, 2018.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(In Thousands)

	Six Months Ended June 30,
	2019	2018
Operating activities
Net income	$25,816	$90,680

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,540	21,028
Equity-based compensation	6,579	6,347
Loss on debt restructure	—	1,676
Loss on disposal of assets	2,160	144
Provision for losses on accounts receivable	379	883
Non-cash lease expense	27,182	—
Accretion of original debt issuance discount	532	494
Non-cash interest	2,348	2,628
Deferred income taxes	16,615	4,765
Tax Receivable Agreement liability adjustment	(8,477)	—
Change in assets and liabilities, net of acquisitions:
Receivables and contracts in transit	(79,823)	(86,329)
Inventories	25,752	(35,707)
Prepaid expenses and other assets	7,082	(3,437)
Accounts payable and other accrued expenses	80,744	97,442
Payment pursuant to Tax Receivable Agreement	(9,425)	(8,100)
Accrued rent for cease-use locations	542	(547)
Deferred revenue and gains	1,088	8,362
Operating lease liability	(27,174)	—
Other, net	719	8,791
Net cash provided by operating activities	100,179	109,120

Investing activities
Purchases of property and equipment	(27,848)	(83,685)
Purchase of real property	(25,093)	(81,330)
Proceeds from the sale of real property	10,117	—
Purchases of businesses, net of cash acquired	(38,608)	(80,203)
Proceeds from sale of property and equipment	910	630
Net cash used in investing activities	$(80,522)	$(244,588)

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(In Thousands)

	Six Months Ended June 30,
	2019	2018

Financing activities
Proceeds from long-term debt	$11,662	$319,913
Payments on long-term debt	(3,409)	(76,709)
Net payments on notes payable – floor plan, net	(29,426)	(68,049)
Borrowings on revolving line of credit	14,029	24,403
Payments of principal on finance lease obligations	(23)	(478)
Payments of principal on right to use liability	—	(78)
Payment of debt issuance costs	(47)	(3,120)
Dividends on Class A common stock	(11,410)	(11,326)
Proceeds from exercise of stock options	—	146
Repurchases of Class A common stock for withholding taxes on vested RSUs	(273)	—
Disgorgement of short-swing profits by Section 16 officer	—	557
Members' distributions	(38,057)	(61,511)
Net cash (used in) provided by financing activities	(56,954)	123,748

Decrease in cash and cash equivalents	(37,297)	(11,720)
Cash and cash equivalents at beginning of the period	138,557	224,163
Cash and cash equivalents at end of the period	$101,260	$212,443

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2019

1. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The condensed consolidated financial statements include the accounts of Camping World Holdings, Inc. (“CWH”) and its subsidiaries (collectively, the “Company”), and are presented in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, these interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for fair presentation of the results of operations, financial position and cash flows for the periods presented have been reflected. All intercompany accounts and transactions of the Company and its subsidiaries have been eliminated in consolidation.

The condensed consolidated financial statements as of and for the three and six months ended June 30, 2019 are unaudited. The condensed consolidated balance sheet as of December 31, 2018 has been derived from the audited financial statements at that date but does not include all of the disclosures required by GAAP. These interim condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (the “Annual Report”) filed with the SEC on March 15, 2019. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.

CWH was formed on March 8, 2016 as a Delaware corporation for the purpose of facilitating an initial public offering (the “IPO”) and other related transactions in order to carry on the business of CWGS Enterprises, LLC (“CWGS, LLC”). CWGS, LLC was formed in March 2011 when it received, through contribution from its then parent company, all of the membership interests of Affinity Group Holding, LLC and FreedomRoads Holding Company, LLC (“FreedomRoads”). The IPO and related reorganization transactions (the “Reorganization Transactions”) that occurred on October 6, 2016 resulted in CWH as the sole managing member of CWGS, LLC, with CWH having sole voting power in and control of the management of CWGS, LLC. Despite its position as sole managing member of CWGS, LLC, CWH has a minority economic interest in CWGS, LLC. As of June 30, 2019, CWH owned 41.9% of CWGS, LLC. Accordingly, the Company consolidates the financial results of CWGS, LLC and reports a non-controlling interest in its condensed consolidated financial statements.

The Company does not have any components of other comprehensive income recorded within its condensed consolidated financial statements, and, therefore, does not separately present a statement of comprehensive income in its condensed consolidated financial statements.

Description of the Business

CWGS, LLC is a holding company and operates through its subsidiaries. The Company realigned the structure of its internal organization during the three months ended March 31, 2019. The Company previously had three reportable segments: (i) Consumer Services and Plans; (ii) Dealership, and (iii) Retail. Following the realignment, the Company now has the following two reportable segments: (i) Good Sam Services and Plans and (ii) RV and Outdoor Retail. In conjunction with the first quarter 2019 realignment of our reporting structure, the Company combined our prior Dealership and Retail segments into the RV and Outdoor Retail segment. The Company has also reclassified a portion of the former Consumer Services and Plans segment, the Good Sam Club and co-branded credit card operations, to the RV and Outdoor Retail segment which reflects the synergies of those two programs with the RV and Outdoor Retail locations. The remaining portion of the former Consumer Services and Plans segment is now called the Good Sam Services and Plans segment. The Company’s reportable segment financial information has been recast to reflect the updated reportable segment structure for all periods presented. See Note 17 – Segments Information to the

Condensed Consolidated Financial Statements for further information about the Company’s segments. The Company primarily provides Good Sam Services and Plans offerings under its Good Sam brand and provides RV and Outdoor Retail offerings primarily under its Camping World and Gander Outdoors brands. Within the Good Sam Services and Plans segment, the Company primarily derives revenue from the sale of the following offerings: emergency roadside assistance; property and casualty insurance programs; travel assist programs; extended vehicle service contracts; vehicle financing and refinancing; shows and events; and publications and directories. Within the RV and Outdoor Retail segment, the Company primarily derives revenue from the sale of new and used recreational vehicles (“RVs”); the sale of RV products and services, including the sale of parts, accessories, supplies and services for RVs; equipment, gear and supplies for camping, hunting, fishing, skiing, snowboarding, bicycling, skateboarding, marine and watersport and other outdoor activities; commissions on the finance and insurance contracts related to the sale of RVs; and Good Sam Club memberships and co-branded credit cards. The Company primarily operates in various regions throughout the United States and markets its products and services to RV owners and outdoor enthusiasts.

Through retail acquisitions and retail expansions, we have expanded our number of retail locations to 227 on June 30, 2019 from 223 on June 30, 2018. From June 30, 2018 to June 30, 2019, we opened 25 stores, closed 21 stores, and converted 13 stand-alone stores to co-habited locations. The table below summarizes our store locations from June 30, 2018 to June 30, 2019:

	Co-habited		Stand-alone
	RV and Outdoor	Stand-alone	Outdoor
	Retail locations	RV locations	Retail locations	Total
Store locations as of June 30, 2018	117	15	91	223
Opened	11	5	9	25
Closed	(6)	(4)	(11)	(21)
Converted	13	—	(13)	—
Store locations as of June 30, 2019	135	16	76	227

Reclassifications of Prior Period Amounts

Certain prior-period amounts have been reclassified to conform to the current period presentation. Specifically, as discussed in Note 17 — Segment Information, the Company has made changes to its operating segments and transferred certain assets relating to the Good Sam Club and co-branded credit card from its Good Sam Services and Plans segment to its RV and Outdoor Retail segment. Additionally, as a result of these changes, the Company has updated its disaggregated revenue categories to the following:

●	Good Sam services and plans – includes extended vehicle service contracts, emergency roadside assistance, property and casualty insurance programs, vehicle financing and refinancing, travel protection, consumer shows, directories, consumer magazines, and the Coast to Coast Club;
●	New vehicles – represents the sale of new RVs;
●	Used vehicles – represents the sale of used RVs;
●	Products, service and other – includes repair and maintenance, installation of parts and accessories, collision repair, sales of RV equipment and accessories, sales of outdoor lifestyle products and apparel, and other;
●	Finance and insurance, net – includes vehicle financing and protection plans typically sold in conjunction with the sale of new and used vehicles; and
●	Good Sam Club – includes the Good Sam Club and co-branded credit card.

Revisions for Correction of Immaterial Errors

In connection with the preparation of the financial statements for the year ended December 31, 2018, the Company identified errors in its Condensed Consolidated Financial Statements for the three and six months ended June 30, 2018 that related primarily to i) the cancellation reserve for certain of its finance and insurance offerings within the former Dealership segment in other current liabilities and other long-term liabilities, ii) the calculation of the Tax Receivable Agreement liability that arose from transactions in 2017, iii)

the classification in the condensed consolidated statement of cash flows of non-cash capital expenditures included in accounts payable and non-cash leasehold improvements paid by lessor in other, net, and iv) the adoption of Accounting Standards Codification (“ASC”) No. 606, Revenue from Contracts with Customers (“ASC 606”) on January 1, 2018. The Company corrected the errors in the accompanying Condensed Consolidated Financial Statements for the three and six months ended June 30, 2018. The Company believes the correction of the errors is immaterial to the previously issued Condensed Consolidated Financial Statements.

The Company revised stockholders’ equity as of January 1, 2018 to correct these errors as of the beginning of the earliest year presented in these Condensed Consolidated Financial Statements, resulting in a decrease of $19.1 million from the previously reported amount of $90.8 million to the correct amount of $71.8 million. The condensed consolidated statement of stockholders’ equity has been revised to reflect the correction of the distributions to holders of LLC common units and non-controlling interest adjustment of $10.2 million for the three months ended June 30, 2018 related to the errors described above.

The following table presents the effect of the error corrections on the condensed consolidated statement of operations for the period indicated:

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
($ in thousands except per share amounts)	As Reported	Adjustment	As Corrected	As Reported	Adjustment	As Corrected
Revenue - Products, service and other	$250,203	$156	$250,359	$414,511	$—	$414,511
Revenue - Finance and insurance, net	124,060	(3,855)	120,205	215,909	(6,604)	209,305
Total revenue	1,445,176	(3,699)	1,441,477	2,506,742	(6,604)	2,500,138
Costs applicable to revenue - Good Sam services and plans(1)	17,641	20	17,661	38,064	57	38,121
Costs applicable to revenue - Products, service and other	147,980	86	148,066	243,868	—	243,868
Costs applicable to revenue - Good Sam Club(1)	3,191	(84)	3,107	5,493	(57)	5,436
Total costs applicable to revenue	1,029,012	22	1,029,034	1,785,802	—	1,785,802
Selling, general and administrative expenses	284,295	(1,200)	283,095	529,409	(1)	529,408
Total operating expenses	295,938	(1,200)	294,738	550,961	(1)	550,960
Income from operations	120,226	(2,521)	117,705	169,979	(6,603)	163,376
Other income (expense)	—	(2)	(2)	—	(2)	(2)
Income before income taxes	93,917	(2,523)	91,394	118,412	(6,605)	111,807
Income tax expense	(12,102)	(2,160)	(14,262)	(19,321)	(1,806)	(21,127)
Net income	81,815	(4,683)	77,132	99,091	(8,411)	90,680
Net income attributable to non-controlling interests	(53,784)	1,434	(52,350)	(67,879)	3,802	(64,077)
Net income attributable to Camping World Holdings, Inc.	28,031	(3,249)	24,782	31,212	(4,609)	26,603
Earnings per share of Class A common stock:
Basic	$0.76	$(0.09)	$0.67	$0.85	$(0.13)	$0.72
Diluted	$0.72	$(0.05)	$0.67	$0.81	$(0.09)	$0.72
(1)	Amounts were combined and previously reported as costs applicable to revenue - consumer services and plans prior to reclassifications made for changes in segment reporting as disclosed in Note 17 – Segments Information.

The following table presents the effect of the error corrections on the condensed consolidated statement of cash flows for the period indicated:

	Six Months Ended June 30, 2018
($ in thousands except per share amounts)	As Reported	Adjustment	As Corrected
Net income	$99,091	$(8,411)	$90,680
Deferred income taxes	2,959	1,806	4,765
Receivables and contracts in transit	(89,379)	3,050	(86,329)
Inventories	(30,441)	(5,266)	(35,707)
Prepaid expenses and other assets	(8,703)	5,266	(3,437)
Accounts payable and other accrued expenses	99,699	(2,257)	97,442
Deferred revenue and gains	6,322	2,040	8,362
Other	1,894	6,897	8,791
Net cash provided by operating activities	105,995	3,125	109,120
Purchases of property and equipment	(80,574)	(3,111)	(83,685)
Net cash used in investing activities	(241,477)	(3,111)	(244,588)

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

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) (“ASU 2016-13”). This standard requires the use of a forward-looking expected loss impairment model for trade and other receivables, held-to-maturity debt securities, loans and other instruments. This standard also requires impairments and recoveries for available-for-sale debt securities to be recorded through an allowance account and revises certain disclosure requirements. The standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company will adopt ASU 2016-13 on January 1, 2020. The Company is currently evaluating the impact that the adoption of the provisions of the ASU will have on its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”). This standard aligns the accounting for implementation costs incurred in a cloud computing arrangement that is a service arrangement (i.e., hosting arrangement) with the guidance on capitalizing costs in ASC 350-40, Internal-Use Software. The ASU permits either a prospective or retrospective transition approach. The standard will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company will adopt ASU 2018-15 on January 1, 2020. The Company is currently evaluating the impact that the adoption of the provisions of the ASU will have on its consolidated financial statements.

2. Revenue

Contract Assets

As of June 30, 2019 and December 31, 2018, a contract asset of $5.7 million and $6.3 million, respectively, relating to RV service revenues was included in accounts receivable in the accompanying unaudited condensed consolidated balance sheet.

Deferred Revenues

As of June 30, 2019, the Company has unsatisfied performance obligations relating to multi-year plans for its Good Sam Club, roadside assistance, Coast to Coast memberships, and magazine publication revenue streams. The total unsatisfied performance obligation for these revenue streams at June 30, 2019 for the periods during which the Company expects to recognize the amounts as revenue are presented as follows (in thousands):

As of
June 30, 2019
2019	$55,320
2020	46,742
2021	20,302
2022	10,189
2023	5,263
Thereafter	7,933
Total	$145,749

3. Inventories and Floor Plan Payable

Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2019	2018
Good Sam services and plans	$19	$459
New RVs	1,000,977	1,017,910
Used RVs	121,744	124,527
Products, parts, accessories and miscellaneous	424,756	416,074
	$1,547,496	$1,558,970

New and used RV inventory, included in the RV and Outdoor Retail segment, are primarily financed by floor plan arrangements through a syndication of banks. The arrangements are collateralized by substantially all of the assets of FreedomRoads, LLC (“FR”), a wholly owned subsidiary of FreedomRoads, which operates the RV dealerships, and bear interest at one-month London Interbank Offered Rate (“LIBOR”) plus 2.35% as of June 30, 2019 and 2.15% as of December 31, 2018. LIBOR was 2.44% at June 30, 2019 and 2.35% as of December 31, 2018. Borrowings are tied to specific vehicles and principal is due upon the sale of the related vehicle.

As of June 30, 2019 and December 31, 2018, FR maintained floor plan financing through the Seventh Amended and Restated Credit Agreement (“Floor Plan Facility”) with a maturity date of December 12, 2020 and an applicable borrowing rate margin on LIBOR and base rate loans ranging from 2.05% to 2.50% and 0.55% and 1.00%, respectively, based on the consolidated current ratio at FR. The Floor Plan Facility allows FR to borrow (a) up to $1.415 billion under a floor plan facility, (b) up to $15.0 million under a letter of credit facility and (c) up to a maximum amount outstanding of $60.0 million under the revolving line of credit, which maximum amount outstanding will decrease by $3.0 million on the last day of each fiscal quarter, commencing with the fiscal quarter ending March 31, 2020.

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

The credit agreement governing the Floor Plan Facility contains certain financial covenants. FR was in compliance with all debt covenants at June 30, 2019 and December 31, 2018.

The following table details the outstanding amounts and available borrowings under the Floor Plan Facility as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30,	December 31,
	2019	2018
Floor Plan Facility
Notes payable - floor plan:
Total commitment	$1,415,000	$1,415,000
Less: borrowings, net	(813,635)	(885,980)
Less: flooring line aggregate interest reduction account	(161,564)	(97,757)
Additional borrowing capacity	439,801	431,263
Less: accounts payable for sold inventory	(76,847)	(33,928)
Less: purchase commitments	(19,574)	(22,530)
Unencumbered borrowing capacity	$343,380	$374,805

	June 30,	December 31,
	2019	2018
Revolving line of credit:	$60,000	$60,000
Less borrowings	(52,768)	(38,739)
Additional borrowing capacity	$7,232	$21,261

Letters of credit:
Total commitment	$15,000	$15,000
Less: outstanding letters of credit	(10,330)	(10,380)
Additional letters of credit capacity	$4,670	$4,620

4. Goodwill and Intangible Assets

Goodwill

The following is a summary of changes in the Company’s goodwill by segment for the six months ended June 30, 2019 (in thousands):

	Good Sam
	Services and	RV and
	Plans	Outdoor Retail	Consolidated
Balance as of December 31, 2018	$50,320	$308,797	$359,117
Acquisitions (1)	—	24,559	24,559
Transfers of assets between reporting units	(26,491)	26,491	—
Balance as of June 30, 2019	$23,829	$359,847	$383,676
(1)	See Note 10 — Acquisitions.

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

Intangible Assets

Finite–lived intangible assets and related accumulated amortization consisted of the following at June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019
	Cost or	Accumulated
	Fair Value	Amortization	Net
Good Sam Services and Plans:
Membership and customer lists	$9,140	$(7,574)	$1,566
RV and Outdoor Retail:
Customer lists and domain names	3,415	(2,064)	1,351
Trademarks and trade names	29,304	(3,831)	25,473
Websites	6,074	(1,459)	4,615
	$47,933	$(14,928)	$33,005

	December 31, 2018
	Cost or	Accumulated
	Fair Value	Amortization	Net
Good Sam Services and Plans:
Membership and customer lists	$9,140	$(7,174)	$1,966
RV and Outdoor Retail:
Customer lists and domain names	3,415	(1,559)	1,856
Trademarks and trade names	29,304	(2,853)	26,451
Websites	6,074	(1,063)	5,011
	$47,933	$(12,649)	$35,284

5. Long-Term Debt

Outstanding long-term debt consisted of the following (in thousands):

	June 30,	December 31,
	2019	2018
Term Loan Facility (1)	$1,155,241	$1,156,345
Real Estate Facility (2)	20,748	9,520
Subtotal	1,175,989	1,165,865
Less: current portion	(14,144)	(12,977)
Total	$1,161,845	$1,152,888

(1)	Net of $4.8 million and $5.4 million of original issue discount at June 30, 2019 and December 31, 2018, respectively, and $12.0 million and $13.4 million of finance costs at June 30, 2019 and December 31, 2018, respectively.
(2)	Net of $0.2 million and $0.2 million of finance costs at June 30, 2019 and December 31, 2018, respectively.

Senior Secured Credit Facilities

As of June 30, 2019 and December 31, 2018, CWGS Group, LLC (the “Borrower”), a wholly owned subsidiary of CWGS, LLC, was party to a credit agreement (as amended from time to time, the “Credit Agreement”) for a senior secured credit facility (the “Senior Secured Credit Facilities”). The Senior Secured Credit Facilities consist of a term loan facility (the “Term Loan Facility”) and a $35.0 million revolving credit facility (the “Revolving Credit Facility”). The funds available under the Revolving Credit Facility may be utilized for borrowings or letters of credit; however, a maximum of $15.0 million may be allocated to such letters of credit. The Revolving Credit Facility matures on November 8, 2021, and the Term Loan Facility matures on November 8, 2023. The Term Loan Facility requires mandatory principal payments in equal quarterly installments of $3.0 million. The second quarter 2019 principal payment was paid on July 1, 2019.

Additionally, the Company is required to prepay the term loan borrowings in an aggregate amount equal to 50% of excess cash flow, as defined in the Credit Agreement, for such fiscal year depending on the Total Leverage Ratio.

As of June 30, 2019, the average interest rate on the Term Loan Facility was 5.19%. As of June 30, 2019, the Company had $9.4 million available for borrowing and letters of credit in the aggregate amount of $3.7 million outstanding under the Revolving Credit Facility, as a result of the 30% threshold described below. As of June 30, 2019, a principal balance of $1.2 billion was outstanding under the Term Loan Facility and no amounts were outstanding on the Revolving Credit Facility.

The Senior Secured Credit Facilities are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by each of the Company’s existing and future domestic restricted subsidiaries with the exception of FreedomRoads Intermediate Holdco, LLC, the direct parent of FR, and FR and its subsidiaries. The Credit Agreement contains certain restrictive covenants pertaining to, but not limited to, mergers, changes in the nature of the business, acquisitions, additional indebtedness, sales of assets, investments, and the prepayment of dividends subject to certain limitations and minimum operating covenants. Additionally, management has determined that the Senior Secured Credit Facilities include subjective acceleration clauses which could impact debt classification. Management has determined that no events have occurred at June 30, 2019, including the internal control material weaknesses, that would trigger a subjective acceleration clause.

The Credit Agreement requires the Borrower and its subsidiaries to comply on a quarterly basis with a maximum Total Leverage Ratio (as defined in the Credit Agreement), which covenant is in effect only if, as of the end of each calendar quarter, the aggregate amount of borrowings under the revolving credit facility (including swingline loans), letters of credit and unreimbursed letter of credit disbursements outstanding at such time (minus the lesser of (a) $5.0 million and (b) letters of credit outstanding) is greater than 30% of the aggregate amount of the Revolving Lenders’ Revolving Commitments (minus the lesser of (a) $5.0 million and (b) letters of credit outstanding), as defined in the Credit Agreement. As of June 30, 2019, the Company was not subject to this covenant as borrowings under the Revolving Credit Facility did not exceed the 30% threshold. At June 30, 2019, the Company would not have met this covenant if the Company had exceeded the 30% threshold. As such, the Company’s borrowing capacity under the Revolving Credit Facility at June 30, 2019 was limited to $9.4 million of additional borrowings. The Company was in compliance with all applicable debt covenants at June 30, 2019 and December 31, 2018.

Real Estate Facility

As of June 30, 2019 and December 31, 2018, Camping World Property, Inc. (the ‘‘Real Estate Borrower’’), an indirect wholly-owned subsidiary of CWGS, LLC, and CIBC Bank USA (“Lender”), were party to a loan and security agreement for a real estate credit facility with an aggregate maximum principal amount of $21.5 million (“Real Estate Facility”). Borrowings under the Real Estate Facility are guaranteed by CWGS Group, LLC, a wholly-owned subsidiary of CWGS, LLC. The Real Estate Facility may be used to finance the acquisition of real estate assets. The Real Estate Facility is secured by first priority security interest on the real estate assets acquired with the proceeds of the Real Estate Facility (“Real Estate Facility Properties”). The Real Estate Facility matures on October 31, 2023.

As of June 30, 2019, the average interest rate on the Real Estate Facility was 5.26% with a commitment fee of 0.50% of the aggregate unused principal amount of the Real Estate Facility. As of June 30, 2019, the Company had no available capacity under the Real Estate Facility. As of June 30, 2019, a principal balance of $21.0 million was outstanding under the Real Estate Facility.

The Real Estate Facility is subject to certain cross default provisions, a debt service coverage ratio, and other customary covenants. The Company was in compliance with all debt covenants at June 30, 2019 and December 31, 2018.

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

The Company leases most of the properties for its RV and outdoor retail locations through 284 operating leases. The Company also leases billboards and certain of its equipment primarily through operating leases. The related right-of-use (“ROU”) assets for these operating leases are included in operating lease assets. The Company has one finance lease for equipment, which is not material.

As of June 30, 2019, the weighted-average remaining lease term and weighted-average discount rate of operating leases was 13.0 years and 7.6%, respectively.

The following presents certain information related to the costs for operating leases during 2019:

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Operating lease cost	$30,616	$60,818
Short-term lease cost	873	1,586
Variable lease cost	550	1,102
Sublease income	(211)	(516)
Net lease costs	$31,828	$62,990

The following presents supplemental cash flow information related to leases during 2019:

Six Months Ended
June 30, 2019
Cash paid for amounts included in the measurement of lease liability:
Operating cash flows for operating leases	$60,605

ROU assets obtained in exchange for lease liabilities:
Operating leases	$43,027

The following reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities on the balance sheet as of June 30, 2019:

Operating
Leases
2019	$60,377
2020	120,591
2021	120,514
2022	115,490
2023	111,965
Thereafter	894,626
Total lease payments	1,423,563
Less: Imputed interest	(545,767)
Total lease obligations	877,796
Less: Current portion	(55,776)
Noncurrent lease obligations	$822,020

Disclosures related to periods prior to the adoption of ASC 842

The Company leases operating facilities throughout the United States. Prior to January 1, 2019, the Company analyzed all leases in accordance with ASC 840. The Company has included the right to use assets in property and equipment, net, as follows (in thousands):

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

For the three and six months ended June 30, 2018, $29.4 million and $55.1 million of rent expense was charged to costs and expenses, respectively.

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

	Fair Value	June 30, 2019		December 31, 2018
($ in thousands)	Measurement	Carrying Value	Fair Value	Carrying Value	Fair Value
Term Loan Facility	Level 2	$1,155,241	$1,087,118	$1,156,345	$1,116,338
Floor Plan Facility Revolving Line of Credit	Level 2	52,768	54,432	38,739	40,139
Real Estate Facility	Level 2	20,748	22,778	9,520	10,850

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

The Ronge and Strougo Complaints were consolidated and lead plaintiffs appointed by the court. On February 27, 2019, lead plaintiffs filed a consolidated complaint against the Company, certain of its officers, directors, Crestview Partners II GP, L.P. and Crestview Advisors, L.L.C., and the underwriters of the May and October 2017 secondary offerings of the Company’s Class A common stock. The consolidated complaint alleges violations of Sections 11 and 12(a)(2) of the Securities Act of 1933, as well as Section 10(b) of the Securities Exchange Act of 1934, as amended, and rule 10b-5 thereunder, based on allegedly materially misleading statements or omissions of material facts necessary to make certain statements not misleading related to the business, operations, and management of the Company. Additionally, it alleges that certain of the Company’s officers and directors, Crestview Partners II GP, L.P., and Crestview Advisors, L.L.C. violated Section 15 of the Securities Act of 1933 and Section 20(a) of the Securities Exchange Act of 1934, as amended, by allegedly acting as controlling persons of the Company. The lawsuit brings claims on behalf of a putative class of purchasers of the Company’s Class A common stock between March 8, 2017 and August 7, 2018, and seeks compensatory damages, rescission, attorneys’ fees and costs, and any equitable or injunctive relief the court deems just and proper. On May 17, 2019, the Company, along with the other defendants, moved to dismiss the complaint. The Company believes it has meritorious defenses to the claims of the plaintiffs and members of the putative class, and any liability for the alleged claims is not currently probable or reasonably estimable.

On December 12, 2018, a putative class action complaint styled International Union of Operating Engineers Benefit Funds of Eastern Pennsylvania and Delaware v. Camping World Holdings Inc., et al. was filed in the Supreme Court of the State of New York, New York County, on behalf of all purchasers of Camping World Class A common stock issued pursuant and/or traceable to a secondary offering of such securities in October 2017 (“IUOE Complaint”). The IUOE Complaint names as defendants the Company, and certain of its officers and directors, among others, and alleges violations of Sections 11, 12(a), and 15 of the Securities Act of 1933 based on allegedly materially misleading statements or omissions of material facts necessary to make certain statements not misleading and seeks compensatory damages, including prejudgment and post-judgement interest, attorneys’ fees and costs, and any equitable or injunctive relief the court deems just and proper, including rescission. On February 28, 2019, the Company, along with the other defendants, moved to dismiss this action. The parties are scheduled to argue the merits of defendants’ motion to dismiss before the Supreme Court of the State of New York, Commercial Division, on August 22, 2019. The Company believes it has meritorious defenses to the claims of the plaintiffs and members of the putative class, and any liability for the alleged claims is not currently probable or reasonably estimable.

On February 22, 2019, a putative class action complaint styled Daniel Geis v. Camping World Holdings, Inc., et al. was filed in the Circuit Court of Cook County, Illinois, Chancery Division, on behalf of all purchasers of Camping World Class A common stock in and/or traceable to the Company’s initial public offering on October 6, 2016 (“Geis Complaint”). The Geis Complaint names as defendants the Company, certain of our officers and directors, and the underwriters of the offering, and alleges violations of Sections 11, 12(a)(2), and 15 of the Securities Act of 1933 based on allegedly materially misleading statements or omissions of material facts necessary to make certain statements not misleading. The Geis Complaint seeks compensatory damages, prejudgment and post-judgment interest, attorneys’ fees and costs, and any other and further relief the court deems just and proper. On April 19, 2019, the Company, along with the other defendants, moved to dismiss this action. The parties are scheduled to argue the merits of defendants’ motion to dismiss before the Circuit Court of Cook County, Illinois, Chancery Division on August 20, 2019. The Company believes it has meritorious defenses to the claims of the plaintiff and members of the putative class, and any liability for the alleged claims is not currently probable or reasonably estimable.

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

On April 17, 2019, a shareholder derivative suit styled Lincolnshire Police Pension Fund v. Camping World Holdings, Inc., et al., was filed in the Court of Chancery of the State of Delaware, alleging breaches of fiduciary duty for alleged failure to implement effective disclosure controls and internal controls over financial reporting and to properly oversee certain acquisitions and for alleged insider trading and unjust enrichment for compensation received during that time (the “LPPF Complaint”). The LPPF Complaint names the Company as nominal defendant, and names certain of the Company’s officers and directors, among others, as defendants and seeks compensatory damages, extraordinary equitable and/or injunctive relief, restitution and disgorgement, attorneys’ fees and costs, and any other and further relief the court deems just and proper. On May 30, 2019, the Court granted the parties’ joint motion to consolidate the Hunnewell and LPPF Complaints (as well as any future filed actions relating to the subject matter) and stay the newly consolidated action pending the resolution of defendants’ motion to dismiss the putative class action (Ronge) pending in the United States District Court for the Northern District of Illinois. The Company believes it has meritorious defenses to the claims of the plaintiffs, and any liability for the alleged claims is not currently probable or reasonably estimable.

On August 6, 2019, two shareholder derivative suits, styled Janssen v. Camping World Holdings, Inc., et al., and Sandler v. Camping World Holdings, Inc. et al., were filed in the U.S. District Court of Delaware. Both actions name the Company as a nominal defendant, and name certain of the Company’s officers and directors, Crestview Partners II GP, L.P. and Crestview Advisors, L.L.C. as defendants, and allege: (i) violations of Section 14(a) of the Securities Exchange Act for issuing proxy statements that allegedly omitted material information and allegedly included materially false and misleading financial statements; (ii) violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934, seeking contribution for causing the Company to issue allegedly false and misleading statements and/or allegedly omit material information in public statements and/or Company filings concerning the Company’s financial performance, the effectiveness of internal controls to ensure accurate financial reporting, and the success and profitability of the integration and rollout of Gander Outdoors stores; (iii) breaches of fiduciary duty, unjust enrichment, abuse of control, and gross mismanagement for allegedly causing or allowing the Company to disseminate to Camping World shareholders materially misleading and inaccurate information through the Company’s SEC filings; and (iv) breach of fiduciary duties for alleged insider selling and misappropriation of information (together, the “Janssen and Sandler Complaints”). The Janssen and Sandler Complaints seek restitutionary and/or compensatory damages, injunctive relief, disgorgement of all profits, benefits, and other compensation obtained by the certain of the Company’s officers and directors, attorneys’ fees and costs, and any other and further relief the court deems just and proper. The Company is only a nominal defendant in the Janssen and Sandler Complaints, and any liability for the alleged claims is not currently probable or reasonably estimable.

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

9. Statement of Cash Flows

Supplemental disclosures of cash flow information for the following periods (in thousands) were as follows:

	Six Months Ended
	June 30,	June 30,
	2019	2018
Cash paid during the period for:
Interest	$55,250	$45,077
Income taxes	1,620	16,942
Non-cash investing activities:
Leasehold improvements paid by lessor	10,353	25,617
Vehicles transferred to property and equipment from inventory	383	104
Derecognition of non-tenant improvements	—	6,476
Capital expenditures in accounts payable and accrued liabilities	5,141	9,827
Non-cash financing activities:
Par value of Class A common stock issued in exchange for common units in CWGS, LLC	—	2
Par value of Class A common stock issued for vested restricted stock units	1	1

10. Acquisitions

During the six months ended June 30, 2019 and 2018, subsidiaries of the Company acquired the assets or stock of multiple RV dealerships that constituted businesses under accounting rules. The Company used a combination of cash and floor plan financing to complete the acquisitions. The Company considers acquisitions of independent dealerships to be a fast and capital efficient alternative to opening new retail locations to expand its business and grow its customer base. Additionally, the Company believes that its experience and scale allow it to operate these acquired dealerships more efficiently. The acquired businesses were recorded at their estimated fair values under the acquisition method of accounting. The balance of the purchase prices in excess of the fair values of net assets acquired were recorded as goodwill.

On January 30, 2018 and April 19, 2018, indirect subsidiaries of the Company acquired substantially all of the assets of Earth Sports LLC, dba Erehwon Mountain Outfitters, and Rock Creek Outfitters, Inc., respectively, for $3.5 million and $5.2 million in cash, respectively. These businesses are specialty retailers of outdoor gear and apparel.

For the six months ended June 30, 2019 and 2018, the Company purchased real property of $25.1 million and $81.3 million, respectively, of which $0.7 and $23.5 million, respectively, was from parties related to the sellers of the businesses.

The estimated fair values of the assets acquired and liabilities assumed for the acquisitions consist of the following:

	Six Months Ended June 30,		Estimated
($ in thousands)	2019	2018	Life
Tangible assets (liabilities) acquired (assumed):
Cash and cash equivalents	$—	$2,648
Contracts in transit	—	102
Accounts receivable, net	—	102
Inventory, net	13,895	40,150
Prepaid expenses and other assets	96	98
Property and equipment, net	158	709
Other assets	—	48
Accounts payable and accrued liabilities	(62)	(1,070)
Other liabilities	(38)	(412)
Total tangible net assets acquired	14,049	42,375
Intangible assets acquired:
Trademarks and trade names	—	318	15 years
Total intangible assets acquired	—	318
Goodwill	24,559	40,158
Purchase price	38,608	82,851
Cash and cash equivalents acquired	—	(2,648)
Cash paid for acquisitions, net of cash acquired	38,608	80,203
Inventory purchases financed via floor plan	(8,416)	(29,365)
Cash payment net of floor plan financing	$30,192	$50,838

The fair values above are preliminary relating to the six months ended June 30, 2019 as they are subject to measurement period adjustments for up to one year from the date of acquisition as new information is obtained about facts and circumstances that existed as of the acquisition date relating to the valuation of the acquired assets. The primary items that generated the goodwill are the value of the expected synergies between the acquired businesses and the Company and the acquired assembled workforce, neither of which qualify for recognition as a separately identified intangible asset. For the six months ended June 30, 2019 and 2018, $24.6 million and $23.8 million, respectively, of the acquired goodwill is expected to be deductible for tax purposes. Included in the six months ended June 30, 2019 and 2018 consolidated financial results were $18.3 million and $28.9 million of revenue, respectively, and $1.0 million and $2.0 million of pre-tax loss, respectively, of the acquired dealerships from the applicable acquisition dates. Pro forma information on these acquisitions has not been included, because the Company has deemed them to not be individually or cumulatively material.

11. Income Taxes

CWH is organized as a Subchapter C corporation and, as of June 30, 2019, is a 41.9% owner of CWGS, LLC (see Note 13 — Stockholders’ Equity and Note 14 — Non-Controlling Interests). CWGS, LLC is organized as a limited liability company and treated as a partnership for federal tax purposes. On January 1, 2019, the Company transferred certain assets relating to its Good Sam Club and co-branded credit card from its indirect wholly-owned subsidiary, GSS, a LLC, to its indirect wholly-owned subsidiary, CWI, a corporation. As a result of this transfer, the Company recorded $14.4 million of estimated deferred income tax expense during the six months ended June 30, 2019 due to the revaluation of certain deferred tax assets and related changes in valuation allowance. Additionally, unrelated to the transfer described above, the Company recorded $1.1 million of deferred income tax expense during the three months ended March 31, 2019 resulting from an estimated decrease in its state income tax rates.

For the three months ended June 30, 2019 and 2018, the Company’s effective income tax rate was 13.5% and 15.6%, respectively. The effective income tax rate decreased in the three months ended June 30, 2019 primarily due to a $1.8 million reduction in the deferred income tax expense related to the transfer of assets described above. For the six months ended June 30, 2019 and 2018, the Company’s effective income tax rate was 54.7% and 18.9%, respectively. The amount of income tax expense and the effective income tax rate increased in the six months ended June 30, 2019 primarily due to the $14.4 million of estimated deferred income tax expense related to the transfers of assets described above, operating losses recorded by CWI for which no tax benefit can be recognized, and an increased ownership percentage of CWGS, LLC for which the Company is subject to U.S. federal and state taxes on its allocable share of income of CWGS, LLC. The Company's effective tax rate for the six months ended June 30, 2019 was higher than the federal statutory rate of 21.0% primarily due to the deferred income tax expense related to the transfer of assets described above, offset by a portion of the Company’s earnings being attributable to non-controlling interests in limited liability companies which are not subject to corporate level taxes.

The Company evaluates its deferred tax assets on a quarterly basis to determine if they can be realized and establishes valuation allowances when it is more likely than not that all or a portion of the deferred tax assets may not be realized. At June 30, 2019 and December 31, 2018, the Company determined that all of its deferred tax assets, except those pertaining to CWI and the direct investment in CWGS, LLC, are more likely than not to be realized. The Company maintains a full valuation allowance against the deferred tax assets of CWI, since it was determined that it is more likely than not, based on available objective evidence, that CWI would have insufficient taxable income in the current or carryforward periods under the tax laws to realize the future tax benefits of its deferred tax assets. The Company also maintains a valuation allowance against the portion of the deferred tax asset pertaining to its direct investment in CWGS, LLC.

On October 6, 2016, the Company entered into a tax receivable agreement (the “Tax Receivable Agreement”) that provides for the payment by the Company to the Continuing Equity Owners and Crestview Partners II GP, L.P. of 85% of the amount of tax benefits, if any, that the Company actually realizes, or in some circumstances is deemed to realize, as a result of (i) increases in the tax basis from the purchase of common units from Crestview Partners II GP, L.P. in exchange for Class A common stock in connection with the consummation of the IPO and the related transactions and any future redemptions that are funded by the Company and any future redemptions or exchanges of common units by Continuing Equity Owners as described above and (ii) certain other tax benefits attributable to payments made under the Tax Receivable Agreement. The above payments are predicated on CWGS, LLC making an election under Section 754 of the Internal Revenue Code effective for each tax year in which a redemption or exchange (including a deemed exchange) of common units for cash or stock occur. These tax benefit payments are not conditioned upon one or more of the Continuing Equity Owners or Crestview Partners II GP, L.P. maintaining a continued ownership interest in CWGS, LLC. In general, the Continuing Equity Owners’ or Crestview Partners II GP, L.P.’s rights under the Tax Receivable Agreement are assignable, including to transferees of its common units in CWGS, LLC (other than the Company as transferee pursuant to a redemption or exchange of common units in CWGS, LLC). The Company expects to benefit from the remaining 15% of the tax benefits, if any, which may be realized. During the three months ended June 30, 2019 and 2018, no common units in CWGS, LLC were exchanged for Class A common stock subject to the provisions of the Tax Receivable Agreement. During the six months ended June 30, 2019 and 2018, 5,725 and 173,286 common units in CWGS, LLC, respectively, were exchanged for Class A common stock subject to the provisions of the Tax Receivable Agreement. The Company recognized a liability for the Tax Receivable Agreement payments due to those parties that redeemed common units, representing 85% of the aggregate tax benefits the Company expects to realize from the tax basis increases related to the exchange, after concluding it was probable that the Tax Receivable Agreement payments would be paid based on estimates of future taxable income. As of June 30, 2019 and December 31, 2018, the amount of Tax Receivable Agreement payments due under the Tax Receivable Agreement was $116.3 million and $134.2 million, respectively, of which $6.8 million and $9.4 million, respectively, was included in the current portion of the Tax Receivable Agreement liability in the Condensed Consolidated Balance Sheets.

As a result of transferring certain assets relating to its Good Sam Club and co-branded credit card from GSS to CWI, as described above, the Company re-evaluated the impact on its Tax Receivable Agreement liability related to the reduction of future expected tax amortization. The reduction in future expected tax amortization reduced the Tax Receivable Agreement liability by $7.2 million during the six months ended June 30, 2019. Unrelated to the transfer described above, the Tax Receivable Agreement liability was reduced by an additional $1.1 million during the six months ended June 30, 2019 for changes in estimated state income tax rates applicable to CWH. As a result of these adjustments to the Tax Receivable Agreement liability, the Company recorded approximately $8.5 million of other income in the Condensed Consolidated Statement of Operations for the six months ended June 30, 2019.

12. Related Party Transactions

Transactions with Directors, Equity Holders and Executive Officers

FreedomRoads leases various retail locations from managers and officers. During the three months ended June 30, 2019 and 2018, the related party lease expense for these locations was $0.5 million and $0.5 million, respectively. During the six months ended June 30, 2019 and 2018, the related party lease expense for these locations was $1.0 million and $0.9 million, respectively.

In January 2012, FreedomRoads entered into a lease (the “Original Lease”) with respect to the Company’s Lincolnshire, Illinois offices, which was amended in March 2013 in connection with the Company’s leasing of additional premises within the same office building (the “Expansion Lease”). The Original Lease is payable in 132 monthly payments of base rent equal to approximately $29,000, commencing April 2013, subject to annual increases. The Expansion Lease is payable in 132 monthly payments of base rent equal to approximately $2,500, commencing May 2013, subject to annual increases. Marcus A. Lemonis, the Company’s Chairman and Chief Executive Officer, has personally guaranteed both leases. During the three months ended June 30, 2019 and 2018, the Company made payments of approximately $0.2 million and $0.2 million, respectively, in connection with the Original Lease, which included approximately $0.1 million and $0.1 million, respectively, for common area maintenance charges on the Original Lease, and the Company made payments of approximately $9,000 and $8,000, respectively, in connection with the Expansion Lease. During the six months ended June 30, 2019 and 2018, the Company made payments of approximately $0.4 million and $0.3 million, respectively, in connection with the Original Lease, which included approximately $0.2 million and $0.2 million, respectively, for common area maintenance charges on the Original Lease, and the Company made payments of approximately $17,000 and $17,000, respectively, in connection with the Expansion Lease.

The Company paid Kaplan, Strangis and Kaplan, P.A., of which Andris A. Baltins is a member, $0.1 million and $0.1 million during the six months ended June 30, 2019 and 2018, respectively, for legal services.

Other Transactions

The Company does business with certain companies in which Mr. Lemonis has a direct or indirect material interest. The Company purchased fixtures for interior store sets at the Company’s retail locations from Precise Graphix, LLC (“Precise Graphix”). Mr. Lemonis has a 67% economic interest in Precise Graphix and the Company paid Precise Graphix $0.6 million and $2.1 million for the three months ended June 30, 2019 and 2018, respectively, and $0.8 million and $3.7 million for the six months ended June 30, 2019 and 2018, respectively. The Company purchased point of purchase and visual merchandise displays from JD Custom Design (“JD Custom”) for use in Camping World’s retail store operations. Mr. Lemonis is a holder of 52% of the combined voting power in JD Custom and the Company paid JD Custom $0 and $0.2 million for the three months ended June 30, 2019 and 2018, respectively, and $0 and $0.3 million for the six months ended June 30, 2019 and 2018, respectively.

The Company does business with certain companies in which Stephen Adams, a member of the Company’s board of directors, has a direct or indirect material interest. The Company from time to time purchases advertising services from Adams Radio of Fort Wayne LLC (“Adams Radio”), in which Mr. Adams has an indirect 90% interest. The Company paid Adams Radio $0 and $0.1 million for the three months ended June 30, 2019 and 2018, respectively, and $0.2 million and $0.2 million for the six months ended June 30, 2019 and 2018, respectively.

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

In accordance with the amended and restated limited liability company agreement of CWGS, LLC (the “LLC Agreement”), the holders of the common units in CWGS, LLC may elect to exchange or redeem the common units for newly-issued shares of the Company’s Class A common stock or cash at the Company’s election, subject to certain restrictions. If the redeeming or exchanging party also holds Class B common stock, then simultaneously with the payment of cash or newly-issued shares of Class A common stock, as applicable, in connection with a redemption or exchange of common units, a number of shares of the Company’s Class B common stock will be cancelled for no consideration on a one-for-one basis with the number of common units so redeemed or exchanged. As required by the LLC Agreement, the Company must, at all times, maintain a one-to-one ratio between the number of outstanding shares of Class A common stock and the number of common units of CWGS, LLC owned by CWH (subject to certain exceptions for treasury shares and shares underlying certain convertible or exchangeable securities).

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

As of June 30, 2019 and December 31, 2018, there were 88,941,789 and 88,867,373 common units of CWGS, LLC outstanding, respectively, of which CWH owned 37,272,505 and 37,192,364 common units of CWGS, LLC, respectively, representing 41.9% ownership interests in CWGS, LLC and the Continuing Equity Owners owned 51,669,284 and 51,675,009 common units of CWGS, LLC, respectively, representing 58.1% ownership interests in CWGS, LLC.

The following table summarizes the effects of changes in ownership in CWGS, LLC on the Company’s equity:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2019	2018	2019	2018
Net income (loss) attributable to Camping World Holdings, Inc.	$18,017	$24,782	$(1,378)	$26,603
Transfers to non-controlling interests:
Decrease in additional paid-in capital as a result of the purchase of common units from CWGS, LLC with proceeds from the exercise of stock options	—	(5)	—	(82)
Increase in additional paid-in capital as a result of the vesting of restricted stock units	143	29	143	29
Decrease in additional paid-in capital as a result of repurchases of Class A common stock for withholding taxes on vested RSUs	(273)	—	(273)	—
Increase in additional paid-in capital as a result of the redemption of common units of CWGS, LLC	—	—	12	1,848
Change from net income attributable to Camping World Holdings, Inc. and transfers to non-controlling interests	$17,887	$24,806	$(1,496)	$28,398

15. Equity-based Compensation Plans

The following table summarizes the equity-based compensation that has been included in the following line items within the consolidated statements of operations during:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
($ in thousands)	2019	2018	2019	2018
Equity-based compensation expense:
Costs applicable to revenue	$208	$172	$415	$347
Selling, general, and administrative	3,655	2,957	6,164	6,000
Total equity-based compensation expense	$3,863	$3,129	$6,579	$6,347

The following table summarizes stock option activity for the six months ended June 30, 2019:

Stock Options
(in thousands)
Outstanding at December 31, 2018	885
Forfeited	(104)
Outstanding at June 30, 2019	781
Options exercisable at June 30, 2019	365

The following table summarizes restricted stock unit activity for the six months ended June 30, 2019:

Restricted
Stock Units
(in thousands)
Outstanding at December 31, 2018	1,426
Granted	140
Vested	(97)
Forfeited	(69)
Outstanding at June 30, 2019	1,400

The weighted-average grant date fair value of restricted stock units granted during the six months ended June 30, 2019 was $13.63.

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

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands except per share amounts)	2019	2018	2019	2018
Numerator:
Net income	$52,623	$77,132	$25,816	$90,680
Less: net income attributable to non-controlling interests	(34,606)	(52,350)	(27,194)	(64,077)
Net income (loss) attributable to Camping World Holdings, Inc. — basic	18,017	24,782	(1,378)	26,603
Add: reallocation of net income attributable to non-controlling interests from the assumed dilutive effect of stock options and RSUs	—	33	—	48
Add: Reallocation of net income attributable to non-controlling interests from the assumed exchange of common units of CWGS, LLC for Class A common stock	22,565	—	—	—
Net income (loss) attributable to Camping World Holdings, Inc. — diluted	$40,582	$24,815	$(1,378)	$26,651
Denominator:
Weighted-average shares of Class A common stock outstanding — basic	37,239	36,964	37,217	36,890
Dilutive options to purchase Class A common stock	—	—	—	157
Dilutive restricted stock units	17	83	—	136
Dilutive common units of CWGS, LLC that are convertible into Class A common stock	51,669	—	—	—
Weighted-average shares of Class A common stock outstanding — diluted	88,925	37,047	37,217	37,183

Earnings (loss) per share of Class A common stock — basic	$0.48	$0.67	$(0.04)	$0.72
Earnings (loss) per share of Class A common stock — diluted	$0.46	$0.67	$(0.04)	$0.72

Weighted-average anti-dilutive securities excluded from the computation of diluted earnings per share of Class A common stock:
Stock options to purchase Class A common stock	804	920	831	462
Restricted stock units	1,351	896	1,427	451
Common units of CWGS, LLC that are convertible into Class A common stock	—	51,717	51,671	51,773

Shares of the Company’s Class B common stock and Class C common stock do not share in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B common stock or Class C common stock under the two-class method has not been presented.

17. Segments Information

Following the resignation of Roger Nuttall from his position as President of Camping World on December 21, 2018, the Company took steps during the quarter ended March 31, 2019 to realign the reporting structure of the Company including management and internal reporting. As a result of these changes, the Company determined that its reportable segments had changed. The Company’s reportable segments have been identified based on various commonalities amongst the Company’s individual product lines, which is consistent with the Company’s operating structure and associated management structure and management evaluates the performance of and allocates resources to these segments based on segment revenues and segment profit. The segment reporting for prior comparative periods have been recasted to conform to the current period presentation.

As previously discussed, the Company previously had three reportable segments: (i) Consumer Services and Plans; (ii) Dealership and, (iii) Retail. Following the realignment, the Company now has the following two reportable segments: (i) Good Sam Services and Plans, and (ii) RV and Outdoor Retail. In conjunction with the first quarter 2019 realignment of its reporting structure, the Company combined its prior Dealership and Retail segments into the RV and Outdoor Retail segment. The Company has also reclassified a portion of the former Consumer Services and Plans segment, the Good Sam Club and co-branded credit card operations, to the RV and Outdoor Retail segment, which reflects the synergies of those two programs with the RV and Outdoor Retail locations. Within the Good Sam Services and Plans segment, the Company primarily derives revenue from the sale of the following offerings: emergency roadside assistance; property and casualty insurance programs; travel assist programs; extended vehicle service contracts; vehicle financing and refinancing; shows and events; and publications and directories. Within the RV and Outdoor Retail segment, the Company primarily derives revenue from the sale of new and used RVs; the sale of RV products and services, including the sale of parts, accessories, supplies and services for RVs, and equipment, gear and supplies for camping, hunting, fishing, skiing, snowboarding, bicycling, skateboarding, marine and watersport and other outdoor activities; commissions on the finance and insurance contracts related to the sale of RVs; and Good Sam Club memberships and co-branded credit cards.

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

Reportable segment revenue, segment income, floor plan interest expense, depreciation and amortization, other interest expense, total assets, and capital expenditures are as follows:

	Three Months Ended June 30, 2019				Three Months Ended June 30, 2018
	Good Sam	RV and			Good Sam	RV and
	Services	Outdoor	Intersegment		Services and	Outdoor	Intersegment
($ in thousands)	and Plans(1)	Retail(1)	Eliminations	Total	Plans(1)(2)	Retail(1)(2)	Eliminations	Total
Revenue:
Good Sam services and plans	$44,991	$—	$(297)	$44,694	$42,712	$—	$(374)	$42,338
New vehicles	—	780,696	(1,826)	778,870	—	809,266	(1,747)	807,519
Used vehicles	—	246,531	(782)	245,749	—	211,244	(598)	210,646
Products, service and other	—	271,471	(7,045)	264,426	—	258,434	(8,075)	250,359
Finance and insurance, net	—	131,498	(3,273)	128,225	—	123,588	(3,383)	120,205
Good Sam Club	—	12,383	—	12,383	—	10,410	—	10,410
Total consolidated revenue	$44,991	$1,442,579	$(13,223)	$1,474,347	$42,712	$1,412,942	$(14,177)	$1,441,477

	Six Months Ended June 30, 2019				Six Months Ended June 30, 2018
	Good Sam	RV and			Consumer	RV and
	Services	Outdoor	Intersegment		Services and	Outdoor	Intersegment
($ in thousands)	and Plans(1)	Retail(1)	Eliminations	Total	Plans(1)(2)	Retail(1)(2)	Eliminations	Total
Revenue:
Good Sam services and plans	$93,289	$—	$(1,629)	$91,660	$88,890	$—	$(1,727)	$87,163
New vehicles	—	1,311,445	(2,998)	1,308,447	—	1,389,940	(2,911)	1,387,029
Used vehicles	—	427,136	(1,379)	425,757	—	383,827	(1,090)	382,737
Products, service and other	—	481,669	(12,367)	469,302	—	427,402	(12,891)	414,511
Finance and insurance, net	—	225,778	(5,662)	220,116	—	215,207	(5,902)	209,305
Good Sam Club	—	23,834	—	23,834	—	19,393	—	19,393
Total consolidated revenue	$93,289	$2,469,862	$(24,035)	$2,539,116	$88,890	$2,435,769	$(24,521)	$2,500,138

(1)	Segment revenue includes intersegment revenue.
(2)	The Company has adjusted certain prior period amounts for the immaterial correction of errors. See Note 1 – Summary of Significant Accounting Policies – Revisions for Correction of Immaterial Errors.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
($ in thousands)	2019	2018	2019	2018
Segment income:(1)
Good Sam Services and Plans(2)	$21,208	$20,721	$43,622	$42,438
RV and Outdoor Retail(2)	75,687	99,845	75,312	124,364
Total segment income	96,895	120,566	118,934	166,802
Corporate & other	(3,914)	(1,479)	(7,087)	(2,963)
Depreciation and amortization	(13,946)	(11,628)	(27,540)	(21,028)
Other interest expense, net	(18,211)	(16,107)	(35,854)	(28,946)
Tax Receivable Agreement liability adjustment	—	—	8,477	—
Loss and expense on debt restructure	—	44	—	(2,056)
Other expense, net	—	(2)	—	(2)
Income before income taxes	$60,824	$91,394	$56,930	$111,807
(1)	Segment income is defined as income from operations before depreciation and amortization plus floor plan interest expense.
(2)	The Company has adjusted certain prior period amounts for the immaterial correction of errors. See Note 1 – Summary of Significant Accounting Policies – Revisions for Correction of Immaterial Errors.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
($ in thousands)	2019	2018	2019	2018
Depreciation and amortization:
Good Sam Services and Plans	$836	$774	$1,688	1,505
RV and Outdoor Retail	13,110	10,854	25,852	19,523
Subtotal	13,946	11,628	27,540	21,028
Corporate & other	—	—	—	—
Total depreciation and amortization	$13,946	$11,628	$27,540	$21,028

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
($ in thousands)	2019	2018	2019	2018
Other interest expense, net:
Good Sam Services and Plans	$(1)	$(1)	$(1)	$(2)
RV and Outdoor Retail	2,265	1,004	4,413	2,823
Subtotal	2,264	1,003	4,412	2,821
Corporate & other	15,947	15,104	31,442	26,125
Total interest expense	$18,211	$16,107	$35,854	$28,946

	June 30,	December 31,
($ in thousands)	2019	2018
Assets:
Good Sam Services and Plans	$89,553	$174,623
RV and Outdoor Retail	3,396,682	2,438,908
Subtotal	3,486,235	2,613,531
Corporate & other	186,278	193,156
Total assets	$3,672,513	$2,806,687

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes included in Part I, Item 1 of this Form 10-Q, as well as our Annual Report and reflects the effects of the immaterial correction of errors discussed in Note 1 – Summary of Significant Accounting Policies – Revisions for Correction of Immaterial Errors in of this Form 10-Q. This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various important factors, including those set forth under “Risk Factors” included in Part I, Item 1A of our Annual Report, the “Cautionary Note Regarding Forward-Looking Statements” in this Form 10-Q and in other parts of this Form 10-Q. Except to the extent that differences among reportable segments are material to an understanding of our business taken as a whole, we present the discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations on a consolidated basis.

For purposes of this Form 10-Q, we define an "Active Customer" as a customer who has transacted with us in any of the eight most recently completed fiscal quarters prior to the date of measurement. Unless otherwise indicated, the date of measurement is June 30, 2019, our most recently completed fiscal quarter. Additionally, references herein to the approximately 10 million U.S. households that own a recreational vehicle ("RV") are based on data from the RV Industry Association.

Overview

We are a leading outdoor and camping retailer, offering an extensive assortment of recreational vehicles for sale, RV and camping gear, RV maintenance and repair, other outdoor and active sports products, and the industry’s broadest and deepest range of services, protection plans, products and resources.

To best serve the estimated 10 million U.S. households that own an RV and our base of 5.3 million Active Customers, we offer a comprehensive portfolio of services, protection plans, products and resources for RV and outdoor enthusiasts through our national network of retail locations and our direct marketing business. The table below summarizes our store location activity for the twelve months ended June 30, 2019:

	Co-habited		Stand-alone
	RV and Outdoor	Stand-alone	Outdoor
	Retail locations	RV locations	Retail locations	Total
Store locations as of June 30, 2018	117	15	91	223
Opened	11	5	9	25
Closed	(6)	(4)	(11)	(21)
Converted	13	—	(13)	—
Store locations as of June 30, 2019	135	16	76	227

After several years of strong growth, the overall RV industry experienced decelerating demand for new vehicles in 2018, and wholesale shipments of new RV vehicles declined 4.1% for the full year of 2018 and 20.3% for the first half of 2019 on a period-over-period comparable period basis. As a result, we have faced increased competition from other businesses with similar product and service offerings during recent periods. For example, our competitors have listed RVs at or below cost and we have had little visibility into our competitors or manufacturers’ inventories. As a result, we have responded by establishing pricing, marketing and other programs to remain competitive in the marketplace and attempt to maintain our market share that have adversely impacted our gross margin, operating margin and selling, general and administrative expenses. We expect these trends to continue through at least the end of the year ending December 31, 2019.

Segments

As discussed in Note 17 – Segments Information to our consolidated financial statements included in Part I, Item 1 of this Form 10-Q, our reportable segments changed during the three months ended March 31, 2019. The segment reporting for prior periods has been reclassified to conform to the current period presentation.

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

Balance Sheet

As discussed in Note 1 – Summary of Significant Accounting Policies – Recently Adopted Accounting Pronouncements and Note 6 – Leases to our consolidated financial statements included in Part I, Item 1 of this Form 10-Q, we have adopted Accounting Standards Update (“ASU”) No. 2016-02 Leases (Topic 842) (“ASU 2016-02” or “ASC 842”) as of January 1, 2019. As of June 30, 2019, we had $821.0 million, $55.8 million, and $822.0 million of operating lease assets, current portion of operating lease liabilities, and noncurrent portion of operating lease liabilities, respectively, as a result of the adoption of ASC 842.

Results of Operations

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

The following table sets forth information comparing the components of net income for the three months ended June 30, 2019 and 2018:

	Three Months Ended
	June 30, 2019		June 30, 2018
		Percent of		Percent of	Favorable/ (Unfavorable)
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%
Revenue:
Good Sam Services and Plans	$44,694	3.0%	$42,338	2.9%	$2,356	5.6%
RV and Outdoor Retail:
New vehicles	778,870	52.8%	807,519	56.0%	(28,649)	(3.5%)
Used vehicles	245,749	16.7%	210,646	14.6%	35,103	16.7%
Products, service and other	264,426	17.9%	250,359	17.4%	14,067	5.6%
Finance and insurance, net	128,225	8.7%	120,205	8.3%	8,020	6.7%
Good Sam Club	12,383	0.8%	10,410	0.7%	1,973	19.0%
Subtotal	1,429,653	97.0%	1,399,139	97.1%	30,514	2.2%
Total revenue	1,474,347	100.0%	1,441,477	100.0%	32,870	2.3%

Gross profit (exclusive of depreciation and amortization shown separately below):
Good Sam Services and Plans	25,948	1.8%	24,677	1.7%	1,271	5.2%
RV and Outdoor Retail:
New vehicles	97,471	6.6%	109,825	7.6%	(12,354)	(11.2%)
Used vehicles	53,068	3.6%	48,140	3.3%	4,928	10.2%
Products, service and other	95,819	6.5%	102,293	7.1%	(6,474)	(6.3%)
Finance and insurance, net	128,225	8.7%	120,205	8.3%	8,020	6.7%
Good Sam Club	9,459	0.6%	7,303	0.5%	2,156	29.5%
Subtotal	384,042	26.0%	387,766	26.9%	(3,724)	(1.0%)
Total gross profit	409,990	27.8%	412,443	28.6%	(2,453)	(0.6%)
Operating expenses:
Selling, general and administrative expenses	303,366	20.6%	283,095	19.6%	(20,271)	(7.2%)
Debt restructure expense	—	0.0%	(44)	0.0%	(44)	(100.0%)
Depreciation and amortization	13,946	0.9%	11,628	0.8%	(2,318)	(19.9%)
Loss on disposal of assets	2,374	0.2%	59	0.0%	(2,315)	(3,923.7%)
Income from operations	90,304	6.1%	117,705	8.2%	(27,401)	(23.3%)
Other income (expense):
Floor plan interest expense	(11,269)	-0.8%	(10,202)	-0.7%	(1,067)	(10.5%)
Other interest expense, net	(18,211)	-1.2%	(16,107)	-1.1%	(2,104)	(13.1%)
Other expense, net	—	0.0%	(2)	0.0%	2	100.0%
Total other income (expense)	(29,480)	-2.0%	(26,311)	-1.8%	(3,169)	(12.0%)
Income before income taxes	60,824	4.1%	91,394	6.3%	(30,570)	(33.4%)
Income tax expense	(8,201)	-0.6%	(14,262)	-1.0%	6,061	42.5%
Net income	52,623	3.6%	77,132	5.4%	(24,509)	(31.8%)
Less: net income attributable to non-controlling interests	(34,606)	-2.3%	(52,350)	-3.6%	17,744	(33.9%)
Net income attributable to Camping World Holdings, Inc.	$18,017	1.2%	$24,782	1.7%	$(6,765)	(27.3%)

Total Revenue

Total revenue increased 2.3%, or $32.9 million, to $1.5 billion in the three months ended June 30, 2019 from $1.4 billion in the three months ended June 30, 2018. The increase was driven by a 16.7% increase in used vehicles revenue to $245.7 million, a 5.6% increase in products, service and other revenue to $264.4 million, a 6.7% increase in finance and insurance revenue to $128.2 million, a 5.6% increase in Good Sam Services and Plans revenue to $44.7 million, and a 19.0% increase in Good Sam Club revenue to $12.4 million, partially offset by a 3.5% decrease in new vehicles revenue to $778.9 million. Aggregate same store revenue in the RV and Outdoor Retail segment decreased 6.3% to $1.2 billion for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. Aggregate same store revenue measures the performance of RV and Outdoor Retail locations during the current reporting period against the performance of the same locations in the corresponding period of the previous year. Same store sales calculations for a given period include only those stores that were open both at the end of the corresponding period and at the beginning of the preceding fiscal year.

Good Sam Services and Plans

Good Sam Services and Plans revenue increased 5.6%, or $2.4 million, to $44.7 million in the three months ended June 30, 2019, from $42.3 million in the three months ended June 30, 2018. The increase was primarily attributable to a $1.4 million increase in our roadside assistance programs primarily resulting from price increases, a $0.3 million increase in our vehicle insurance products, a $0.2 million increase in our extended vehicle programs, and a $0.5 million increase in various policies and programs.

Good Sam Services and Plans gross profit increased 5.2%, or $1.3 million, to $25.9 million in the three months ended June 30, 2019, from $24.7 million in the three months ended June 30, 2018 and gross margin decreased to 58.1% from 58.3% in the same respective periods. The increase in gross profit was primarily attributable to a $2.0 million increase from price increases and lower program costs in our roadside assistance programs, and an $0.8 million increase from our vehicle insurance programs, partially offset by $0.8 million of additional marketing support expenses, and a $0.7 million decrease in our extended vehicle warranty programs.

New Vehicles

	Three Months Ended
	June 30, 2019		June 30, 2018		Favorable/
($ in thousands,		Percent of		Percent of	(Unfavorable)
except per vehicle data)	Amount	Revenue	Amount	Revenue	$	%
Revenue	$778,870	100.0%	$807,519	100.0%	$(28,649)	(3.5%)
Gross profit	$97,471	12.5%	$109,825	13.6%	$(12,354)	(11.2%)
Vehicles sold	22,906		24,442		(1,536)	(6.3%)
Average selling price per vehicle sold	$34,003		$33,038		$965	2.9%
Average gross profit per vehicle sold	$4,255		$4,493		$(238)	(5.3%)

Same store data:
Revenue	$683,466		$770,541		$(87,075)	(11.3%)
Vehicles sold	19,753		23,237		(3,484)	(15.0%)
Average selling price per vehicle sold	$34,601		$33,160		$1,441	4.3%

New vehicle revenue decreased 3.5%, or $28.6 million, to $778.9 million in the three months ended June 30, 2019 from $807.5 million in the three months ended June 30, 2018. The decrease was primarily due to a 6.3% reduction in vehicles sold, partially offset by a 2.9% increase in average selling price. On a same store basis, new vehicle revenue decreased 11.3% to $683.5 million, primarily driven by a 15.0% decrease in vehicles sold to 19,753 vehicles in the three months ended June 30, 2019.

New vehicle gross profit decreased 11.2%, or $12.4 million, to $97.5 million in the three months ended June 30, 2019 from $109.8 million in the three months ended June 30, 2018 and gross margin decreased to 12.5% from 13.6% in the same respective periods. The decrease in gross profit was primarily due to reduced vehicle sales and a 5.3% decrease in average gross profit per vehicle sold resulting from our inventory reduction and optimization programs, and from a product mix shift towards towable vehicles.

Used Vehicles

	Three Months Ended
	June 30, 2019		June 30, 2018		Favorable/
($ in thousands,		Percent of		Percent of	(Unfavorable)
except per vehicle data)	Amount	Revenue	Amount	Revenue	$	%
Revenue	$245,749	100.0%	$210,646	100.0%	$35,103	16.7%
Gross profit	$53,068	21.6%	$48,140	22.9%	$4,928	10.2%
Vehicles sold	10,809		9,195		1,614	17.6%
Average selling price per vehicle sold	$22,736		$22,909		$(173)	(0.8%)
Average gross profit per vehicle sold	$4,910		$5,235		$(326)	(6.2%)

Same store data:
Revenue	$226,197		$200,185		$26,012	13.0%
Vehicles sold	9,673		8,666		1,007	11.6%
Average selling price per vehicle sold	$23,384		$23,100		$284	1.2%

Used vehicle revenue increased 16.7%, or $35.1 million, to $245.7 million in the three months ended June 30, 2019 from $210.6 million in the three months ended June 30, 2018. The increase was primarily due to a 17.6% increase in vehicles sold. On a same store basis, used vehicle revenue increased 13.0% to $226.2 million, primarily driven by a 11.6% increase in vehicles sold in the three months ended June 30, 2019 in addition to a 1.2% increase in average price per vehicle.

Used vehicle gross profit increased 10.2%, or $4.9 million, to $53.1 million in the three months ended June 30, 2019 from $48.1 million in the three months ended June 30, 2018. The increase was primarily from a 17.6% increase in vehicles sold, partially offset by a 6.2% decrease in average gross profit per vehicle resulting from a shift in the product mix towards travel trailers and higher vehicle acquisition and refurbishment costs. Used vehicle gross margin decreased to 21.6% in the three months ended June 30, 2019 from 22.9% in the three months ended June 30, 2018.

Products, service and other

	Three Months Ended
	June 30, 2019		June 30, 2018		Favorable/
		Percent of		Percent of	(Unfavorable)
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%

Revenue	$264,426	100.0%	$250,359	100.0%	$14,067	5.6%

Gross profit	95,819	36.2%	102,293	40.9%	(6,474)	(6.3%)

Same store revenue	144,932		162,432		(17,500)	(10.8%)

Products, service and other revenue increased 5.6%, or $14.1 million, to $264.4 million in the three months ended June 30, 2019 from $250.4 million in the three months ended June 30, 2018. The increase was primarily attributable to an increase in product revenue related to the new stores opened in 2018. On a same store basis, products, service and other revenue decreased 10.8% to $144.9 million for the three months ended June 30, 2019 from $162.4 million in the three months ended June 30, 2018 primarily due to a decrease in warranty-related service and an increase in service fee installation promotions.

Products, service and other gross profit decreased 6.3%, or $6.5 million, to $95.8 million in the three months ended June 30, 2019 from $102.3 million in the three months ended June 30, 2018. The decrease was primarily due to lower service revenue and lower gross margins on promotional sales of outdoor retail and service products. Products, service and other gross margin decreased to 36.2% in the three months ended June 30, 2019 from 40.9% in the three months ended June 30, 2018 primarily due to promotional sales and to a greater mix of revenue from outdoor-related products, which typically carry a lower gross margin than services-related revenue.

Finance and Insurance, net

	Three Months Ended
	June 30, 2019		June 30, 2018		Favorable/
		Percent of		Percent of	(Unfavorable)
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%

Revenue	$128,225	100.0%	$120,205	100.0%	$8,020	6.7%

Gross profit	128,225	100.0%	120,205	100.0%	8,020	6.7%

Same store revenue	114,015		114,023		(8)	(0.0%)

Finance and insurance, net revenue and gross profit each increased 6.7%, or $8.0 million, to $128.2 million in the three months ended June 30, 2019 from $120.2 million in the three months ended June 30, 2018. The increase was primarily due to an increase in our finance and insurance sales penetration rate to 12.5% of total new and used vehicle revenue in the three months ended June 30, 2019 from 11.8% in the three months ended June 30, 2018. On a same store basis, finance and insurance, net revenue and gross profit were unchanged versus the three months ended June 30, 2018.

Good Sam Club

	Three months ended
	June 30, 2019		June 30, 2018		Favorable/
		Percent of		Percent of	(Unfavorable)
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%

Revenue	$12,383	100.0%	$10,410	100.0%	$1,973	19.0%

Gross profit	9,459	76.4%	7,303	70.2%	2,156	29.5%

Memberships	2,177,743		1,920,348		257,395	13.4%

Good Sam Club revenue increased 19.0%, or $2.0 million, to $12.4 million in the three months ended June 30, 2019 from $10.4 million in the three months ended June 30, 2018. The increase primarily resulted from a 13.4% increase in club memberships.

Good Sam Club gross profit increased 29.5%, or $2.2 million, to $9.5 million in the three months ended June 30, 2019 from $7.3 million in the three months ended June 30, 2018. The increase was primarily due to the increase in club memberships driven by an increase in retail locations. Good Sam Club gross margin increased to 76.4% in the three months ended June 30, 2019 from 70.2% in the three months ended June 30, 2018 primarily due to increased average revenue per club member.

Selling, general and administrative expenses

Selling, general and administrative expenses increased 7.2%, or $20.3 million, to $303.4 million in the three months ended June 30, 2019 from $283.1 million in the three months ended June 30, 2018. The increase was primarily due to increases of $11.4 million of variable selling expense related to increased revenue and inventory reduction programs, $3.9 million of real property expenses related to new stores, $1.7 million of additional occupancy expenses, $1.2 million of additional personal property expenses, and $2.1 million of other store and corporate overhead expenses. Selling, general and administrative expenses as a percentage of total gross profit increased to 74.0% in the three months ended June 30, 2019, from 68.6% in the three months ended June 30, 2018.

Depreciation and amortization

Depreciation and amortization increased 19.9%, or $2.3 million, to $13.9 million in the three months ended June 30, 2019 from $11.6 million in the three months ended June 30, 2018 primarily due to the new RV and outdoor retail store locations.

Floor plan interest expense

Floor plan interest expense increased 10.5%, or $1.1 million, to $11.3 million in the three months ended June 30, 2019 from $10.2 million in the three months ended June 30, 2018. The increase was primarily due to a 67 basis point increase in the average floor plan borrowing rate, partially offset by a 4.6% decrease in average floor plan borrowings primarily from lower average inventory levels.

Other interest expense, net

Other interest expense increased 13.1%, or $2.1 million, to $18.2 million in the three months ended June 30, 2019 from $16.1 million in the three months ended June 30, 2018. The increase was primarily due to a 64 basis point increase in the average interest rate.

Income tax expense

Income tax expense decreased 42.5%, or $6.1 million to $8.2 million in the three months ended June 30, 2019 from $14.3 million in the three months ended June 30, 2018. The decrease was primarily due to the revaluation of certain deferred tax assets and related changes in valuation allowance pertaining to a transfer of assets to a wholly-owned subsidiary, partially offset by operating losses recorded by our RV and Outdoor Retail segment for which no tax benefit can be recognized, and an increased ownership percentage of CWGS, LLC for which we are subject to U.S. federal and state taxes on our allocable share of income of CWGS, LLC.

Net income

Net income decreased 31.8%, or $24.5 million, to $52.6 million for the three months ended June 30, 2019 from $77.1 million in the three months ended June 30, 2018 primarily due to the items mentioned above.

Segment results

The following tables sets forth a reconciliation of total segment income to consolidated income before income taxes for each of our segments for the periods presented:

	Three Months Ended
	June 30, 2019		June 30, 2018		Favorable/
		Percent of		Percent of	(Unfavorable)
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%
Revenue:
Good Sam Services and Plans	$44,991	3.1%	$42,712	3.0%	$2,279	5.3%
RV and Outdoor Retail	1,442,579	97.8%	1,412,942	98.0%	29,637	2.1%
Elimination of intersegment revenue	(13,223)	-0.9%	(14,177)	-1.0%	954	6.7%
Total consolidated revenue	1,474,347	100.0%	1,441,477	100.0%	32,870	2.3%
Segment income:(1)
Good Sam Services and Plans	21,208	1.4%	20,721	1.4%	487	2.4%
RV and Outdoor Retail	75,687	5.1%	99,845	6.9%	(24,158)	(24.2%)
Total segment income	96,895	6.6%	120,566	8.4%	(23,671)	(19.6%)
Corporate & other	(3,914)	-0.3%	(1,479)	-0.1%	(2,435)	(164.6%)
Depreciation and amortization	(13,946)	-0.9%	(11,628)	-0.8%	(2,318)	(19.9%)
Other interest expense, net	(18,211)	-1.2%	(16,107)	-1.1%	(2,104)	(13.1%)
Loss and expense on debt restructure	—	0.0%	44	0.0%	(44)	(100.0%)
Other non-operating expense, net	—	0.0%	(2)	0.0%	2	100.0%
Income before income taxes	$60,824	4.1%	$91,394	6.3%	$(30,570)	(33.4%)

Same store sales- RV and Outdoor Retail(2)	$1,168,610		$1,247,180		$(78,570)	(6.3%)

(1)	Segment income represents income for each of our reportable segments and is defined as income from operations before depreciation and amortization, plus floor plan interest expense.
(2)	Same store sales definition not applicable to the Good Sam Services and Plans segment.

Good Sam Services and Plans

Good Sam Services and Plans segment revenue increased 5.3%, or $2.3 million, to $45.0 million in the three months ended June 30, 2019, from $42.7 million in the three months ended June 30, 2018. The increase was primarily attributable to increased revenue of $1.4 million from our roadside assistance programs primarily resulting from price increases, $0.3 million from additional policies in force from our vehicle insurance products, $0.2 million from the extended vehicle warranty programs and $0.4 million of various other increases.

Good Sam Services and Plans segment income increased 2.4%, or $0.5 million, to $21.2 million in the three months ended June 30, 2019, from $20.7 million in the three months ended June 30, 2018. The increase was primarily attributable to increased gross profit of $1.3 million, consisting mostly of price increases and lower claims costs from our roadside assistance programs, partially offset by an $0.8 million increase in selling, general and administrative expenses. Good Sam Services and Plans segment income margin decreased 149 basis points to 47.5% in the three months ended June 30, 2019 from 48.9% in the three months ended June 30, 2018.

RV and Outdoor Retail

RV and Outdoor Retail segment revenue increased 2.1%, or $29.6 million, to $1.4 billion in the three months ended June 30, 2019 from $1.4 billion in the three months ended June 30, 2018. The increase was primarily driven by a $35.3 million, or 16.7%, increase in used vehicle revenue, a $13.0 million, or 5.0%, increase in products, service and other revenue, a $7.9 million, or 6.4%, increase in finance and insurance revenue, and a $2.0 million, or 19.0%, increase in Good Sam Club revenue, partially offset by a $28.6 million, or 3.5%, decrease in new vehicle revenue.

RV and Outdoor Retail segment income decreased 24.2%, or $24.2 million, to $75.7 million in the three months ended June 30, 2019 from $99.8 million of segment income in the three months ended June 30, 2018. The decrease was primarily related to reduced gross profit of $3.7 million primarily due to fewer new vehicles sold, partially offset by increased finance and insurance, net gross profit; $17.1 million of additional selling, general and administrative expenses; $2.3 million of increased loss on asset disposal; and $1.1 million of increased floor plan interest expense. RV and Outdoor Retail segment income margin decreased 184 basis points to 5.3% from 7.1% in the comparable prior year period.

Corporate and other expenses

Corporate and other expenses increased 164.6%, or $2.4 million, to $3.9 million in the three months ended June 30, 2019 from $1.5 million in the three months ended June 30, 2018 primarily from increased professional fees.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

The following table sets forth information comparing the components of net income for the six months ended June 30, 2019 and 2018:

	Six Months Ended
	June 30, 2019		June 30, 2018
		Percent of		Percent of	Favorable/ (Unfavorable)
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%

Revenue:
Good Sam Services and Plans	$91,660	3.6%	$87,163	3.5%	$4,497	5.2%
RV and Outdoor Retail:
New vehicles	1,308,447	51.5%	1,387,029	55.5%	(78,582)	(5.7%)
Used vehicles	425,757	16.8%	382,737	15.3%	43,020	11.2%
Products, service and other	469,302	18.5%	414,511	16.6%	54,791	13.2%
Finance and insurance, net	220,116	8.7%	209,305	8.4%	10,811	5.2%
Good Sam Club	23,834	0.9%	19,393	0.8%	4,441	22.9%
Subtotal	2,447,456	96.4%	2,412,975	96.5%	34,481	1.4%
Total revenue	2,539,116	100.0%	2,500,138	100.0%	38,978	1.6%

Gross profit (exclusive of depreciation and amortization shown separately below):
Good Sam Services and Plans	52,183	2.1%	49,042	2.0%	3,141	6.4%
RV and Outdoor Retail:
New vehicles	164,004	6.5%	185,451	7.4%	(21,447)	(11.6%)
Used vehicles	90,230	3.6%	85,938	3.4%	4,292	5.0%
Products, service and other	164,591	6.5%	170,643	6.8%	(6,052)	(3.5%)
Finance and insurance, net	220,116	8.7%	209,305	8.4%	10,811	5.2%
Good Sam Club	17,193	0.7%	13,957	0.6%	3,236	23.2%
Subtotal	656,134	25.8%	665,294	26.6%	(9,160)	(1.4%)
Total gross profit	708,317	27.9%	714,336	28.6%	(6,019)	(0.8%)

Operating expenses:
Selling, general and administrative expenses	571,431	22.5%	529,408	21.2%	(42,023)	(7.9%)
Debt restructure expense	—	0.0%	380	0.0%	380	100.0%
Depreciation and amortization	27,540	1.1%	21,028	0.8%	(6,512)	(31.0%)
Loss on disposal of assets	2,160	0.1%	144	0.0%	(2,016)	(1,400.0%)
Income from operations	107,186	4.2%	163,376	6.5%	(56,190)	(34.4%)
Other income (expense):
Floor plan interest expense	(22,879)	-0.9%	(20,945)	-0.8%	(1,934)	(9.2%)
Other interest expense, net	(35,854)	-1.4%	(28,946)	-1.2%	(6,908)	(23.9%)
Loss on debt restructure	—	0.0%	(1,676)	-0.1%	1,676	100.0%
Tax Receivable Agreement liability adjustment	8,477	0.3%	—	0.0%	8,477	100.0%
Other expense, net	—	0.0%	(2)	0.0%	2	100.0%
Total other income (expense)	(50,256)	-2.0%	(51,569)	-2.1%	1,313	2.5%
Income before income taxes	56,930	2.2%	111,807	4.5%	(54,877)	(49.1%)
Income tax expense	(31,114)	-1.2%	(21,127)	-0.8%	(9,987)	(47.3%)
Net income	25,816	1.0%	90,680	3.6%	(64,864)	(71.5%)
Less: net income attributable to non-controlling interests	(27,194)	-1.1%	(64,077)	-2.6%	36,883	57.6%
Net income attributable to Camping World Holdings, Inc.	$(1,378)	-0.1%	$26,603	1.1%	$(27,981)	(105.2%)

Total Revenue

Total revenue increased 1.6%, or $39.0 million, to $2.5 billion in the six months ended June 30, 2019 from $2.5 billion in the six months ended June 30, 2018. The increase was driven by a 13.2% increase in products, service and other revenue to $469.3 million, an 11.2% increase in used vehicles revenue to $425.8 million, a 5.2% increase in finance and insurance revenue to $220.1 million, a 5.2% increase in Good Sam Services and Plans revenue to $91.7 million, and a 22.9% increase in Good Sam Club revenue to $23.8 million, partially offset by a 5.7% decrease in new vehicles revenue to $1.3 billion. Aggregate same store sales decreased 8.3% to $2.0 billion for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018.

Good Sam Services and Plans

Good Sam Services and Plans revenue increased 5.2%, or $4.5 million, to $91.7 million in the six months ended June 30, 2019, from $87.2 million in the six months ended June 30, 2018. The increase was primarily attributable to a $3.1 million increase in our roadside assistance programs primarily resulting from price increases, $0.6 million from additional policies in force for our vehicle insurance products and $0.8 million of various other increases.

Good Sam Services and Plans gross profit increased 6.4%, or $3.1 million, to $52.2 million in the six months ended June 30, 2019, from $49.0 million in the six months ended June 30, 2018 and gross margin increased to 56.9% from 56.3% in the same respective periods. The increased gross profit was primarily attributable to $3.9 million from price increases and lower claims costs in our roadside assistance programs, $1.6 million from increased policies in force from our vehicle insurance programs, and $0.2 million of other increases, partially offset by $1.6 million of increased marketing support expense and $1.0 million of reduced gross profit from the extended vehicle warranty programs.

New Vehicles

	Six Months Ended
	June 30, 2019		June 30, 2018		Favorable/
($ in thousands,		Percent of		Percent of	(Unfavorable)
except per vehicle data)	Amount	Revenue	Amount	Revenue	$	%

Revenue	$1,308,447	100.0%	$1,387,029	100.0%	$(78,582)	(5.7%)
Gross profit	$164,004	12.5%	$185,451	13.4%	$(21,447)	(11.6%)
Vehicles sold	37,922		40,738		(2,816)	(6.9%)
Average selling price per vehicle sold	$34,504		$34,048		$456	1.3%
Average gross profit per vehicle sold	$4,325		$4,552		$(228)	(5.0%)

Same store data:
Revenue	$1,162,279		$1,336,121		$(173,842)	(13.0%)
Vehicles sold	33,149		39,056		(5,907)	(15.1%)
Average selling price per vehicle sold	$35,062		$34,210		$852	2.5%

New vehicle revenue decreased 5.7%, or $78.6 million, to $1.3 billion in the six months ended June 30, 2019 from $1.4 billion in the six months ended June 30, 2018. The decrease was primarily due to a 6.9% reduction in vehicles sold resulting from reduced demand across nearly all product types. On a same store basis, new vehicle revenue decreased 13.0% to $1.2 billion, driven by a 15.1% decrease in vehicles sold to 33,149 vehicles in the six months ended June 30, 2018.

New vehicle gross profit decreased 11.6%, or $21.4 million, to $164.0 million in the six months ended June 30, 2019 from $185.5 million in the six months ended June 30, 2018 and gross margin decreased to 12.5% from 13.4% in the same respective periods. The decrease in gross profit was primarily due to reduced vehicle sales and a decrease in the average gross profit per vehicle sold resulting from our inventory reduction and optimization programs, and from a shift in the vehicle mix towards towable vehicles.

Used Vehicles

	Six Months Ended
	June 30, 2019		June 30, 2018		Favorable/
($ in thousands,		Percent of		Percent of	(Unfavorable)
except per vehicle data)	Amount	Revenue	Amount	Revenue	$	%

Revenue	$425,757	100.0%	$382,737	100.0%	$43,020	11.2%
Gross profit	$90,230	21.2%	$85,938	22.5%	$4,292	5.0%
Vehicles sold	18,986		17,446		1,540	8.8%
Average selling price per vehicle sold	$22,425		$21,938		$486	2.2%
Average gross profit per vehicle sold	$4,752		$4,926		$(173)	(3.5%)

Same store data:
Revenue	$393,583		$368,756		$24,827	6.7%
Vehicles sold	17,227		16,651		576	3.5%
Average selling price per vehicle sold	$22,847		$22,146		$701	3.2%

Used vehicle revenue increased 11.2%, or $43.0 million, to $425.8 million in the six months ended June 30, 2019 from $382.7 million in the six months ended June 30, 2018. The increase was primarily due to an 8.8% increase in used vehicles sold. On a same store basis, used vehicle revenue increased 6.7% to $393.6 million, driven by a 3.5% increase in vehicles sold to 17,227 compared to vehicles sold of 16,651 vehicles sold in the six months ended June 30, 2018, and a 3.2% increase in the average selling price per vehicle.

Used vehicle gross profit increased 5.0%, or $4.3 million, to $90.2 million in the six months ended June 30, 2019 from $85.9 million in the six months ended June 30, 2018. The increase was primarily from an 8.8% increase in vehicles sold resulting from a shift in the product mix towards travel trailers, and higher vehicle acquisition and refurbishment costs, partially offset by a 3.5% reduction in average gross profit per vehicle sold. Used vehicle gross margin decreased to 21.2% in the six months ended June 30, 2019 from 22.5% in the six months ended June 30, 2018.

Products, service and other

	Six Months Ended
	June 30, 2019		June 30, 2018		Favorable/
		Percent of		Percent of	(Unfavorable)
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%

Revenue	$469,302	100.0%	$414,511	100.0%	$54,791	13.2%

Gross profit	164,591	35.1%	170,643	41.2%	(6,052)	(3.5%)

Same store sales	256,779		286,068		(29,289)	(10.2%)

Products, service and other revenue increased 13.2%, or $54.8 million, to $469.3 million in the six months ended June 30, 2019 from $414.5 million in the six months ended June 30, 2018. The increase was primarily attributable to an increase in product revenue related to the new stores opened over the last eighteen months. On a same store basis, products, service and other revenue decreased 10.2% to $256.8 million for the six months ended June 30, 2019 from $286.1 million in the six months ended June 30, 2018 primarily due to a decrease in warranty-related service and service fee installation promotions.

Products, service and other gross profit decreased 3.5%, or $6.1 million, to $164.6 million in the six months ended June 30, 2019 from $170.6 million in the six months ended June 30, 2018. The decrease was primarily due to lower service revenue and lower promotional outdoor retail and service gross margins. Products, service and other gross margin decreased to 35.1% in the six months ended June 30, 2019 from 41.2% in the six months ended June 30, 2018 primarily due to promotional sales and to a higher mix of revenue from outdoor-related products, which typically carry a lower gross margin than services-related revenue.

Finance and Insurance, net

	Six Months Ended
	June 30, 2019		June 30, 2018		Favorable/
		Percent of		Percent of	(Unfavorable)
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%

Revenue	$220,116	100.0%	$209,305	100.0%	$10,811	5.2%

Gross profit	220,116	100.0%	209,305	100.0%	10,811	5.2%

Same store sales	197,994		200,900		(2,906)	(1.4%)

Finance and insurance, net revenue and gross profit each increased 5.2%, or $10.8 million, to $220.1 million in the six months ended June 30, 2019 from $209.3 million in the six months ended June 30, 2018. The increase was due to an increase in our finance and insurance gross profit per contract, which overcame the net decrease in total new and used vehicles sold. On a same store basis, finance and insurance net revenue decreased 1.4% to $198.0 million in the six months ended June 30, 2019 from $200.9 million in the comparable period in 2018. This decrease was due to lower total new and used vehicle sales, which was partially offset by higher gross profit per finance and insurance contract.

Good Sam Club

	Six Months Ended
	June 30, 2019		June 30, 2018		Favorable/
		Percent of		Percent of	(Unfavorable)
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%

Revenue	$23,834	100.0%	$19,393	100.0%	$4,441	22.9%

Gross profit	17,193	72.1%	13,957	72.0%	3,236	23.2%

Memberships	2,177,743		1,920,348		257,395	13.4%

Good Sam Club revenue increased 22.9%, or $4.4 million, to $23.8 million in the six months ended June 30, 2019 from $19.4 million in the six months ended June 30, 2018. The increase primarily resulted from a 13.4% increase in club memberships driven by an increase in retail locations, and to a lesser extent, an increase in membership price.

Good Sam Club gross profit increased 23.2%, or $3.2 million, to $17.2 million in the six months ended June 30, 2019 from $14.0 million in the six months ended June 30, 2018. The increase was primarily due to the increase in club memberships. Good Sam Club gross margin increased to 72.1% in the six months ended June 30, 2019 from 72.0% in the six months ended June 30, 2018 primarily due to increased primarily due to increased membership prices.

Selling, general and administrative expenses

Selling, general and administrative expenses increased 7.9%, or $42.0 million, to $571.4 million in the six months ended June 30, 2019 from $529.4 million in the six months ended June 30, 2018. The increase was primarily due to increases of $19.9 million of variable selling expense, $11.3 million of real property expenses related to new stores, $4.0 million of occupancy expenses, $4.0 million of services expenses, and $1.9 million of other store and corporate overhead expenses. Selling, general and administrative expenses as a percentage of total gross profit increased to 80.7% in the six months ended June 30, 2019, from 74.1% in the six months ended June 30, 2018.

Debt restructure expense

Debt restructure expense was $0.4 million in the six months ended June 30, 2018 and was related to the Third Amendment to the Credit Agreement entered into on March 28, 2018. There was no debt restructure expense during the six months ended June 30, 2019.

Depreciation and amortization

Depreciation and amortization increased 31.0%, or $6.5 million, to $27.5 million in the six months ended June 30, 2019 from $21.0 million in the six months ended June 30, 2018 primarily due to the new RV and outdoor retail store locations.

Floor plan interest expense

Floor plan interest expense increased 9.2%, or $1.9 million, to $22.9 million in the six months ended June 30, 2019 from $20.9 million in the six months ended June 30, 2018. The increase was primarily due to a 79 basis point increase in the average floor plan borrowing rate, partially offset by an 8.5% decrease in average floor plan borrowings primarily from lower average inventory levels.

Other interest expense, net

Other interest expense increased 23.9%, or $6.9 million, to $35.9 million in the six months ended June 30, 2019 from $28.9 million in the six months ended June 30, 2018. The increase was primarily due to increased average debt outstanding primarily due to financing the rollout of RV and Outdoor Retail store openings in 2018 and a 62 basis point increase in the average interest rate.

Income tax expense

Income tax expense increased 47.3%, or $10.0 million to $31.1 million in the six months ended June 30, 2019 from $21.1 million in the six months ended June 30, 2018. The increase was primarily due to the revaluation of certain deferred tax assets and related changes in valuation allowance pertaining to a transfer of assets to a wholly owned corporate subsidiary, operating losses recorded by our RV and Outdoor Retail segment for which no tax benefit can be recognized, and an increased ownership percentage of CWGS, LLC for which we are subject to U.S. federal and state taxes on our allocable share of income of CWGS, LLC.

Net income

Net income decreased 71.5%, or $64.9 million, to $25.8 million for the six months ended June 30, 2019 from a net income of $90.7 million in the six months ended June 30, 2018 primarily due to the items mentioned above.

Segment results

The following tables sets forth a reconciliation of total segment income to consolidated income before income taxes for each of our segments for the periods presented:

	Six Months Ended
	June 30, 2019		June 30, 2018		Favorable/
		Percent of		Percent of	(Unfavorable)
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%
Revenue:
Good Sam Services and Plans	$93,289	3.7%	$88,890	3.6%	$4,399	4.9%
RV and Outdoor Retail	2,469,862	97.3%	2,435,769	97.4%	34,093	1.4%
Elimination of intersegment revenue	(24,035)	-0.9%	(24,521)	-1.0%	486	-2.0%
Total consolidated revenue	2,539,116	100.0%	2,500,138	100.0%	38,978	1.6%
Segment income:(1)
Good Sam Services and Plans	43,622	1.7%	42,438	1.7%	1,184	2.8%
RV and Outdoor Retail	75,312	3.0%	124,364	5.0%	(49,052)	-39.4%
Total segment income	118,934	4.7%	166,802	6.7%	(47,868)	-28.7%
Corporate & other	(7,087)	-0.3%	(2,963)	-0.1%	(4,124)	-139.2%
Depreciation and amortization	(27,540)	-1.1%	(21,028)	-0.8%	(6,512)	-31.0%
Tax Receivable Agreement liability adjustment	8,477	0.3%	—	0.0%	8,477	100.0%
Other interest expense, net	(35,854)	-1.4%	(28,946)	-1.2%	(6,908)	-23.9%
Loss and expense on debt restructure	—	0.0%	(2,056)	-0.1%	2,056	100.0%
Other income (expense)	—	0.0%	(2)	0.0%	2	100.0%
Income before income taxes	$56,930	2.2%	$111,807	4.5%	$(54,877)	-49.1%

Same store sales- RV and Outdoor Retail(2)	$2,010,634		$2,191,845		$(181,211)	-8.3%

(1)	Segment income represents income for each of our reportable segments and is defined as income from operations before depreciation and amortization, plus floor plan interest expense.
(2)	Same store sales definition not applicable to the Good Sam Services and Plans segment.

Good Sam Services and Plans

Good Sam Services and Plans segment revenue increased 4.9%, or $4.4 million, to $93.3 million in the six months ended June 30, 2019, from $88.9 million in the six months ended June 30, 2018. The increase was primarily attributable to a $3.1 million increase in our roadside assistance programs primarily resulting from price increases, $0.6 million from additional policies in force for our vehicle insurance products and $0.7 million of various other increases.

Good Sam Services and Plans segment income increased 2.8%, or $1.2 million, to $43.6 million in the six months ended June 30, 2019, from $42.4 million in the six months ended June 30, 2018. The increase was primarily attributable to increased gross profit of $3.1 million, primarily attributable to price increases and lower claims costs from our roadside assistance programs and additional gross profit from the vehicle insurance products, partially offset by reduced gross profit from the extended vehicle warranty programs and additional marketing support expense; partially offset by a $1.9 million increase in selling, general and administrative expenses. Good Sam Services and Plans segment income margin decreased 110 basis points to 47.6% in the six months ended June 30, 2019 from 48.7% in the six months ended June 30, 2018.

RV and Outdoor Retail

RV and Outdoor Retail segment revenue increased 1.4%, or $34.1 million, to $2.5 billion in the six months ended June 30, 2019 from $2.4 billion in the six months ended June 30, 2018. The increase was primarily driven by a $54.3 million, or 12.7%, increase in products, service and other revenue, a $43.3 million, or 11.3%, increase in used vehicle revenue, a $10.6 million, or 4.9%, increase in finance and insurance revenue, and a $4.4 million or 22.9% increase in Good Sam Club revenue, partially offset by a $78.5 million, or 5.6%, decrease in new vehicle revenue.

RV and Outdoor Retail segment income decreased 39.4%, or $49.1 million, to $75.3 million in the six months ended June 30, 2019 from $124.4 million of segment income in the six months ended June 30, 2018. The decrease was primarily related to a gross profit reduction of $9.2 million primarily due to reduced new vehicles sold and increased finance and insurance, net gross profit; $36.0 million of additional selling, general and administrative expenses, $2.0 million of additional loss on disposal of assets, and $1.9 million of additional floor plan interest. RV and Outdoor Retail segment income margin decreased 208 basis points to 3.1% from 5.2% in the comparable prior year period.

Corporate and other expenses

Corporate and other expenses increased 139.2%, or $4.1 million, to $7.1 million in the six months ended June 30, 2019 from $3.0 million in the six months ended June 30, 2018 primarily from increased professional fees.

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

EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin

We define “EBITDA” as net income before other interest expense, net (excluding floor plan interest expense), provision for income tax expense and depreciation and amortization. We define “Adjusted EBITDA”

as EBITDA further adjusted for the impact of certain non-cash and other items that we do not consider in our evaluation of ongoing operating performance. These items include, among other things, loss and expense on debt restructure, loss on disposal of assets, equity-based compensation, Tax Receivable Agreement liability adjustment, Gander Outdoors pre-opening costs, and other unusual or one-time items. We define “Adjusted EBITDA Margin” as Adjusted EBITDA as a percentage of total revenue. We caution investors that amounts presented in accordance with our definitions of EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin may not be comparable to similar measures disclosed by our competitors, because not all companies and analysts calculate EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin in the same manner. We present EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin because we consider them to be important supplemental measures of our performance and believe they are frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. Management believes that investors’ understanding of our performance is enhanced by including these Non-GAAP Financial Measures as a reasonable basis for comparing our ongoing results of operations.

The following table reconciles EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin to the most directly comparable GAAP financial performance measures, which are net income, net income, and net income margin, respectively:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
($ in thousands)	2019	2018	2019	2018
EBITDA:
Net income	$52,623	$77,132	$25,816	$90,680
Other interest expense, net	18,211	16,107	35,854	28,946
Depreciation and amortization	13,946	11,628	27,540	21,028
Income tax expense	8,201	14,262	31,114	21,127
Subtotal EBITDA	92,981	119,129	120,324	161,781
Loss and expense on debt restructure (a)	—	(44)	—	2,056
Loss on disposal of assets and other expense, net (b)	2,374	61	2,160	146
Equity-based compensation (c)	3,863	3,129	6,579	6,347
Tax Receivable Agreement liability adjustment (d)	—	—	(8,477)	—
Gander Outdoors pre-opening costs (e)	—	15,355	—	35,006
Adjusted EBITDA	$99,218	$137,630	$120,586	$205,336

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(as percentage of total revenue)	2019	2018	2019	2018
EBITDA margin:
Net income margin	3.6%	5.4%	1.0%	3.6%
Other interest expense, net	1.2%	1.1%	1.4%	1.2%
Depreciation and amortization	0.9%	0.8%	1.1%	0.8%
Income tax expense	0.6%	1.0%	1.2%	0.8%
Subtotal EBITDA margin	6.3%	8.3%	4.7%	6.5%
Loss and expense on debt restructure (a)	—	(0.0%)	—	0.1%
Loss on disposal of assets and other expense, net (b)	0.2%	0.0%	0.1%	0.0%
Equity-based compensation (c)	0.3%	0.2%	0.3%	0.3%
Tax Receivable Agreement liability adjustment (d)	—	—	(0.3%)	—
Gander Outdoors pre-opening costs (e)	—	1.1%	—	1.4%
Adjusted EBITDA margin	6.7%	9.5%	4.7%	8.2%

(a)	Represents the loss and expense incurred on debt restructure and financing expense incurred from the Third Amendment to the Credit Agreement in 2018.
(b)	Represents an adjustment to eliminate the losses and gains on disposal and sales of various assets and other expense, net.
(c)	Represents non-cash equity-based compensation expense relating to employees and directors of the Company.
(d)	Represents an adjustment to eliminate the loss on remeasurement of the Tax Receivable Agreement primarily due to changes in our effective income tax rate and the transfer of certain assets from GSS to CWI. See Note 11 — Income Taxes to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
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

Adjusted Net Income Attributable to Camping World Holdings, Inc. and Adjusted Earnings Per Share

We define “Adjusted Net Income Attributable to Camping World Holdings, Inc. – Basic” as net income attributable to Camping World Holdings, Inc. adjusted for the impact of certain non-cash and other items that we do not consider in our evaluation of ongoing operating performance. These items include, among other things, loss and expense on debt restructure, loss on disposal of assets, equity-based compensation, Tax Receivable Agreement liability adjustment, Gander Outdoors pre-opening costs, other unusual or one-time items, the income tax expense effect of these adjustments, and the effect of net income attributable to non-controlling interests from these adjustments.

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

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(In thousands except per share amounts)	2019	2018	2019	2018
Numerator:
Net income (loss) attributable to Camping World Holdings, Inc.	$18,017	$24,782	$(1,378)	$26,603
Adjustments related to basic calculation:
Loss and expense on debt restructure (a):
Gross adjustment	—	(44)	—	2,056
Income tax (expense) benefit for above adjustment (b)	—	5	—	(217)
Loss on disposal of assets and other expense, net (c):
Gross adjustment	2,374	61	2,160	146
Income tax (expense) benefit for above adjustment (b)	(3)	(1)	6	(1)
Equity-based compensation (d):
Gross adjustment	3,863	3,129	6,579	6,347
Income tax expense for above adjustment (b)	(348)	(283)	(569)	(549)
Tax Receivable Agreement liability adjustment (e):
Gross adjustment	—	—	(8,477)	—
Income tax benefit for above adjustment (b)	—	—	2,143	—
Gander Outdoors pre-opening costs (f):
Gross adjustment	—	15,355	—	35,006
Income tax benefit for above adjustment (b)	—	—	—	—
Adjustment to net (loss) income attributable to non-controlling interests resulting from the above adjustments (g)	(3,624)	(10,772)	(5,077)	(25,438)
Adjusted net (loss) income attributable to Camping World Holdings, Inc. – basic	20,279	32,232	(4,613)	43,953
Adjustments related to diluted calculation:
Reallocation of net income attributable to non-controlling interests from the dilutive effect of stock options and restricted stock units (h)	7	59	—	209
Income tax on reallocation of net income attributable to non-controlling interests from the dilutive effect of stock options and restricted stock units (i)	(2)	(16)	—	(73)
Adjusted net (loss) income attributable to Camping World Holdings, Inc. – diluted	$20,284	$32,275	$(4,613)	$44,089
Denominator:
Weighted-average Class A common shares outstanding – basic	37,239	36,964	37,217	36,890
Adjustments related to diluted calculation:
Dilutive options to purchase Class A common stock (j)	—	—	—	157
Dilutive restricted stock units (j)	17	83	—	136
Adjusted weighted average Class A common shares outstanding – diluted	37,256	37,047	37,217	37,183

Adjusted earnings (loss) per share - basic	$0.54	$0.87	$(0.12)	$1.19
Adjusted earnings (loss) per share - diluted	$0.54	$0.87	$(0.12)	$1.19

Anti-dilutive amounts (k):
Numerator:
Reallocation of net income attributable to non-controlling interests from the anti-dilutive exchange of common units in CWGS, LLC (h)	$38,223	$63,063	$32,271	$89,305
Income tax on reallocation of net income attributable to non-controlling interests from the anti-dilutive exchange of common units in CWGS, LLC (i)	$(12,524)	$(17,654)	$(17,089)	$(27,445)
Assumed income tax benefit of combining C-corporations with full valuation allowances with the income of other consolidated entities after the anti-dilutive exchange of common units in CWGS, LLC (l)	$5,457	$3,605	$16,024	$9,130
Denominator:
Anti-dilutive exchange of common units in CWGS, LLC for shares of Class A common stock (j)	51,669	51,717	51,671	51,773
Anti-dilutive restricted stock units (j)	—	—	12	—
(a)	Represents the loss and expense incurred on debt restructure and financing expense incurred from the Third Amendment to the Credit Agreement in 2018.
(b)	Represents the current and deferred income tax expense effect of the above adjustments, many of which are related to entities with full valuation allowances for which no tax benefit can be currently recognized. This assumption uses effective tax rate of 25.3% for the adjustments for 2019 and 2018, which represents the estimated tax rate that would apply had the above adjustments been included in the determination of our non-GAAP metric.

(c)	Represents an adjustment to eliminate the losses and gains on disposals and sales of various assets and other expense, net.
(d)	Represents non-cash equity-based compensation expense relating to employees and directors of the Company.
(e)	Represents an adjustment to eliminate the loss on remeasurement of the Tax Receivable Agreement primarily due to changes in our effective income tax rate and the transfer of certain assets from GSS to CWI. See Note 11 — Income Taxes to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
(f)	Represents pre-opening store costs associated with the Gander Outdoors store openings, which is comprised of 1) Gander Outdoors-specific corporate and retail overhead, 2) distribution center expenses, and 3) store-level startup expenses. The Company incurred significant costs related to the initial rollout of Gander Outdoors locations, which was substantially complete by December 31, 2018. Based on the nature of the acquisition through a bankruptcy auction and the large quantity of retail locations opened and to be opened in a very compressed timeframe, the Company does not deem the pre-opening store costs for the initial rollout of Gander Outdoors locations to be normal, recurring charges. The Company does not intend to adjust for pre-opening store costs other than for the initial rollout of Gander Outdoors.
(g)	Represents the adjustment to net income attributable to non-controlling interests resulting from the above adjustments that impact the net income of CWGS, LLC. This adjustment uses the non-controlling interest’s weighted average ownership of CWGS, LLC of 58.1% and 58.3% for the three months ended June 30, 2019 and 2018, respectively, and 58.1% and 58.4% for the six months ended June 30, 2019 and 2018, respectively.
(h)	Represents the reallocation of net income attributable to non-controlling interests from the impact of the assumed change in ownership of CWGS, LLC from stock options, restricted stock units, and/or common units of CWGS, LLC.
(i)	Represents the income tax expense effect of the above adjustment for reallocation of net income attributable to non-controlling interests. This assumption uses effective tax rate of 25.3% for the adjustments for 2019 and 2018.
(j)	Represents the impact to the denominator for stock options, restricted stock units, and/or common units of CWGS, LLC.
(k)	The below amounts have not been considered in our adjusted earnings per share – diluted amounts as the effect of these items are anti-dilutive.
(l)	Represents adjustments to reflect the income tax benefit of losses of consolidated C-corporations that under the Company’s current equity structure cannot be used against the income of other consolidated subsidiaries of CWGS, LLC. Subsequent to the exchange of all common units in CWGS, LLC, the Company believes certain actions could be taken such that the C-corporations’ losses could offset income of other consolidated subsidiaries. The adjustment reflects the income tax benefit assuming effective tax rate of 25.3% during 2019 and 2018, for the losses experienced by the consolidated C-corporations for which valuation allowances have been recorded. No assumed release of valuation allowance established for previous periods are included in these amounts.

Uses and Limitations of Non-GAAP Financial Measures

Management and our board of directors use the Non-GAAP Financial Measures:

●	as a measurement of operating performance because they assist us in comparing the operating performance of our business on a consistent basis, as they remove the impact of items not directly resulting from our core operations;
●	for planning purposes, including the preparation of our internal annual operating budget and financial projections;
●	to evaluate the performance and effectiveness of our operational strategies; and
●	to evaluate our capacity to fund capital expenditures and expand our business.

By providing these Non-GAAP Financial Measures, together with reconciliations, we believe we are enhancing investors’ understanding of our business and our results of operations, as well as assisting investors in evaluating how well we are executing our strategic initiatives. In addition, our Senior Secured Credit Facilities use EBITDA to measure our compliance with covenants such as consolidated leverage ratio. The Non-GAAP Financial Measures have limitations as analytical tools, and should not be considered in isolation, or as an alternative to, or a substitute for net income or other financial statement data presented in our consolidated financial statements included elsewhere in this Form 10-Q as indicators of financial performance. Some of the limitations are:

●	such measures do not reflect our cash expenditures, or future requirements for capital expenditures or contractual commitments;

●	such measures do not reflect changes in, or cash requirements for, our working capital needs;
●	some of such measures do not reflect the interest expense, or the cash requirements necessary to service interest or principal payments on our debt;
●	some of such measures do not reflect our tax expense or the cash requirements to pay our taxes;
●	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future and such measures do not reflect any cash requirements for such replacements; and
●	other companies in our industry may calculate such measures differently than we do, limiting their usefulness as comparative measures.

Due to these limitations, the Non-GAAP Financial Measures should not be considered as measures of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using these Non-GAAP Financial Measures only supplementally. As noted in the tables above, certain of the Non-GAAP Financial Measures include adjustments for loss and expense on debt restructure, loss on disposal of assets, equity-based compensation, Tax Receivable Agreement liability, an adjustment to rent on right to use assets, Gander Outdoors pre-opening costs, other unusual or one-time items, and the income tax expense effect described above, as applicable. It is reasonable to expect that certain of these items will occur in future periods. However, we believe these adjustments are appropriate because the amounts recognized can vary significantly from period to period, do not directly relate to the ongoing operations of our business and complicate comparisons of our internal operating results and operating results of other companies over time. Each of the normal recurring adjustments and other adjustments described in this paragraph and in the reconciliation tables above help management with a measure of our core operating performance over time by removing items that are not related to day-to-day operations.

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

CWGS, LLC intends to make a regular quarterly cash distribution to its common unit holders, including us, of approximately $0.08 per common unit and we intend to use all of the proceeds from such distribution on our common units to pay a regular quarterly cash dividend of approximately $0.08 per share on our Class A common stock, subject to our discretion as the sole managing member of CWGS, LLC and the discretion of our board of directors. During the three months ended June 30, 2019, we paid one regular quarterly cash dividend of $0.08 per share of our Class A common stock. CWGS, LLC is required to make cash distributions in accordance with the CWGS LLC Agreement in an amount sufficient for us to pay any expenses incurred by us in connection with the regular quarterly cash dividend, along with any of our other operating expenses and other obligations. In addition, we currently intend to pay a special cash dividend of all or a portion of the Excess Tax Distribution (as defined under “Dividend Policy” included in Part II, Item 5 of our Annual Report) to the holders of our Class A common stock from time to time subject to the discretion of our board of directors as described under “Dividend Policy” in our Annual Report. During the three months ended June 30, 2019, we paid one special cash dividend of $0.0732 per share of our Class A common stock.

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

As of June 30, 2019 and December 31, 2018, we had working capital of $498.9 million and $583.0 million, respectively, including $101.3 million and $138.6 million, respectively, of cash and cash equivalents. Our working capital reflects the cash provided by deferred revenue and gains reported under current liabilities of $84.2 million and $88.1 million as of June 30, 2019 and December 31, 2018, respectively, which reduces working capital. Deferred revenue primarily consists of cash collected for club memberships in advance of services to be provided, which is deferred and recognized as revenue over the life of the membership. We use net proceeds from this deferred membership revenue to lower our long-term borrowings and finance our working capital needs.

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

Additionally, SG&A expenses as a percentage of gross profit tend to be higher in the first and fourth quarters due to the timing of acquisitions and the seasonality of our business. We prefer to acquire new retail locations in the first and fourth quarters of each year in order to provide time for the location to be re-modeled and to ramp up operations ahead of the spring and summer months. The timing of our acquisitions in the first and fourth quarters, coupled with generally lower revenue in these quarters has historically resulted in SG&A expenses as a percentage of gross profit being higher in these quarters.

Cash Flow

The following table shows summary cash flows information for the six months ended June 30, 2019 and 2018:

	Six Months Ended
	June 30,
(In thousands)	2019	2018
Net cash provided by operating activities	$100,179	$109,120
Net cash used in investing activities	(80,522)	(244,588)
Net cash (used in) provided by financing activities	(56,954)	123,748
Net decrease in cash and cash equivalents	$(37,297)	$(11,720)

Operating activities. Our cash flows from operating activities are primarily collections from contracts in transit and customers following the sale of new and used vehicles, as well as from the sale of retail products and services and Good Sam services and plans. Contracts in transit represent amounts due from third-party lenders from whom pre-arranged agreements have been determined, and to whom the retail installment sales contracts have been assigned. Our primary uses of cash from operating activities, are repayments of vehicle floor plan payables, payments to retail product suppliers, personnel-related expenditures, payments related to leased property, advertising, and various services and program costs as well as pre-opening costs for Gander Outdoors locations during the six months ended June 30, 2018.

Net cash provided by operating activities was $100.2 million in the six months ended June 30, 2019, a decrease of $8.9 million from $109.1 million net cash provided by operating activities in the six months ended June 30, 2018. The decrease was primarily due to a $64.9 million decrease in net income and $5.5 million of other decreases, partially offset by reduced inventory purchases of $61.5 million.

Investing activities. Our investment in business activities primarily consists of expanding our operations through organic growth and the acquisition of retail locations. Substantially all of our new retail locations and capital expenditures have been financed using cash provided by operating activities and borrowings under our Senior Secured Credit Facilities.

The table below summarizes our capital expenditures for the six months ended June 30, 2019 and 2018:

	Six Months Ended
	June 30,
(In thousands)	2019	2018
IT hardware and software	$4,372	$6,100
Greenfield and acquired retail locations	18,103	65,980
Existing retail locations	4,472	9,639
Corporate and other	901	1,966
Total capital expenditures	$27,848	$83,685

Our capital expenditures consist primarily of investing in acquired and greenfield retail and RV dealership locations, existing retail locations, information technology, hardware, and software. There were no material commitments for capital expenditures as of June 30, 2019.

Net cash used in investing activities was $80.5 million for the six months ended June 30, 2019. The $80.5 million of cash used in investing activities was comprised of $38.6 million for the acquisition of RV dealerships, $27.8 million of capital expenditures related to retail locations, and $25.1 million for the purchase of real property, partially offset by proceeds of $10.1 million from the sale of real property and $0.9 million of proceeds from the sale of property and equipment. See Note 10 – Acquisitions to our unaudited consolidated financial statements included in Part 1, Item 1 of this Form 10-Q.

Net cash used in investing activities was $244.6 million for the six months ended June 30, 2018. The $244.6 million of cash used in investing activities included $83.7 million of capital expenditures primarily for the build-out of Gander Outdoors locations, $81.3 million for the purchase of real property, and $80.2 million for the acquisition of eight RV dealership locations and four Erehwon Mountain Outfitters locations (see Note 10 – Acquisitions to our unaudited condensed consolidated financial statements include in Part 1, Item 1 of this Form 10-Q), partially offset by proceeds of $0.6 million from the sale of property and equipment.

Financing activities. Our financing activities primarily consist of proceeds from the issuance of debt and the repayment of principal and debt issuance costs.

Our net cash used in financing activities was $57.0 million for the six months ended June 30, 2019. The $57.0 million of cash used in financing activities was primarily due to $38.1 million of non-controlling member distributions, $29.4 million of net payments under the Floor Plan Facility, $11.4 million of dividends paid on Class A common stock and $3.8 million of other financing uses, partially offset by $14.0 million of net proceeds under the Revolving Credit Facility, and $11.7 million of proceeds received from the Real Estate Facility.

Our net cash provided by financing activities was $123.7 million for the six months ended June 30, 2018. The $123.7 million of cash provided by financing activities was primarily due to $243.2 million of net proceeds from long-term debt, and $24.4 million of proceeds from our Revolving Credit Facility, partially offset by $68.0 million of payments under the Floor Plan Facility, $61.5 million of non-controlling interest member distributions, $11.3 million of dividends paid on Class A common stock, other financing uses of $3.1 million during the six months ended June 30, 2018.

Description of Senior Secured Credit Facilities, Floor Plan Facility and Real Estate Facility

As of June 30, 2019 and December 31, 2018, we had outstanding debt in the form of our Senior Secured Credit Facilities, our Floor Plan Facility, and our Real Estate Facility. We may from time to time seek to refinance, retire or exchange our outstanding debt. Such refinancings, repayments or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. In the past, we have used interest rate swap derivatives to diversify our debt portfolio between fixed and variable rate instruments. For additional information regarding our interest rate risk and interest rate hedging instruments, see “Quantitative and Qualitative Disclosures About Market Risk” in Part I, Item 3 of this Form 10-Q.

Senior Secured Credit Facilities

As of June 30, 2019 and December 31, 2018, CWGS Group, LLC (the “Borrower”), an indirect subsidiary of the Company, was party to a credit agreement (as amended from time to time, the “Credit Agreement”) for a senior secured credit facility (the “Senior Secured Credit Facilities”). The Senior Secured Credit Facilities consist of a term loan facility (the “Term Loan Facility”) and a $35.0 million revolving credit facility (the “Revolving Credit Facility”).

The Credit Agreement for our Senior Secured Credit Facilities requires the CWGS Group, LLC (the “Borrower”), an indirect subsidiary of the Company, and its subsidiaries to comply on a quarterly basis with a maximum Total Leverage Ratio (as defined in the Credit Agreement), which covenant is in effect only if, as of the end of each calendar quarter, the aggregate amount of borrowings under the revolving credit facility (including swingline loans), letters of credit and unreimbursed letter of credit disbursements outstanding at such time (minus the lesser of (a) $5.0 million and (b) letters of credit outstanding) is greater than 30% of the aggregate amount of the Revolving Lenders’ Revolving Commitments (minus the lesser of (a) $5.0 million and (b) letters of credit outstanding), as defined in the Credit Agreement. As of June 30, 2019, we were not subject to this covenant as borrowings under the Revolving Credit Facility did not exceed the 30% threshold. At June 30, 2019, we would not have met this covenant if we had exceeded the 30% threshold. As such, our borrowing capacity under the Revolving Credit Facility at June 30, 2019 was limited to $9.4 million of additional borrowings. We were in compliance with all applicable debt covenants at June 30, 2019 and December 31, 2018.

The following table details the outstanding amounts and available borrowings under our Senior Secured Credit Facilities as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30,	December 31,
	2019	2018
Senior Secured Credit Facilities:
Term Loan Facility:
Principal amount of borrowings	$1,195,000	$1,195,000
Less: cumulative principal payments	(22,905)	(19,907)
Less: unamortized original issue discount	(4,826)	(5,358)
Less: finance costs	(12,028)	(13,390)
	1,155,241	1,156,345
Less: current portion	(11,991)	(11,991)
Long-term debt, net of current portion	$1,143,250	$1,144,354
Revolving Credit Facility:
Total commitment	$35,000	$35,000
Less: outstanding letters of credit	(3,689)	(3,689)
Less: availability reduction due to Total Leverage Ratio	(21,918)	—
Additional borrowing capacity	$9,393	$31,311

See our Annual Report and Note 5 – Long-term Debt to our consolidated financial statements included in Part I, Item 1 of this Form 10-Q for a further discussion of the terms of the Senior Secured Credit Facilities.

Floor Plan Facility

As of June 30, 2019 and December 31, 2018, one of our indirect subsidiaries maintained floor plan financing through the Seventh Amended and Restated Credit Agreement (“Floor Plan Facility”) with a maturity date of December 12, 2020 and an applicable borrowing rate margin on LIBOR and base rate loans ranging from 2.05% to 2.50% and 0.55% and 1.00%, respectively, based on the consolidated current ratio at FR. The Floor Plan Facility allows FR to borrow (a) up to $1.415 billion under a floor plan facility, (b) up to $15.0 million under a letter of credit facility and (c) up to a maximum amount outstanding of $60.0 million under the revolving line of credit, which maximum amount outstanding will decrease by $3.0 million on the last day of each fiscal quarter, commencing with the fiscal quarter ending March 31, 2020.

The credit agreement governing the Floor Plan Facility contains certain financial covenants which we were in compliance with at June 30, 2019 and December 31, 2018.

The following table details the outstanding amounts and available borrowings under our Floor Plan Facility as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30,	December 31,
	2019	2018
Floor Plan Facility:
Notes payable — floor plan:
Total commitment	$1,415,000	$1,415,000
Less: borrowings, net	(813,635)	(885,980)
Less: flooring line aggregate interest reduction account	(161,564)	(97,757)
Additional borrowing capacity	439,801	431,263
Less: accounts payable for sold inventory	(76,847)	(33,928)
Less: purchase commitments	(19,574)	(22,530)
Unencumbered borrowing capacity	$343,380	$374,805

Revolving line of credit	$60,000	$60,000
Less borrowings	(52,768)	(38,739)
Additional borrowing capacity	$7,232	$21,261

Letters of credit:
Total commitment	$15,000	$15,000
Less: outstanding letters of credit	(10,330)	(10,380)
Additional letters of credit capacity	$4,670	$4,620

See our Annual Report and Note 3 – Inventories and Floor Plan Payable to our consolidated financial statements included in Part I, Item 1 of this Form 10-Q for a further discussion of the terms of the Floor Plan Facility.

Real Estate Facility

As of June 30, 2019 and December 31, 2018, Camping World Property, Inc. (the ‘‘Real Estate Borrower’’), an indirect wholly-owned subsidiary of CWGS, LLC, and CIBC Bank USA (“Lender”), was party to a loan and security agreement for a real estate credit facility with an aggregate maximum principal amount of $21.5 million (“Real Estate Facility”).

The Real Estate Facility is subject to certain cross default provisions, a debt service coverage ratio, and other customary covenants which we were in compliance with at June 30, 2019 and December 31, 2018.

The outstanding principal of the Real Estate Facility was $20.9 million and $9.7 million as of June 30, 2019 and December 31, 2018.

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

Deferred Revenue

Deferred revenue consists of our sales for products not yet recognized as revenue at the end of a given period. Our deferred revenue as of June 30, 2019 was $145.7 million.

Off-Balance Sheet Arrangements

As of June 30, 2019, we did not have any off-balance sheet arrangements, except for operating leases entered into in the normal course of business.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For a discussion of the Company’s quantitative and qualitative disclosures about market risks, see Item 7A. Quantitative and Qualitative Disclosures About Market Risks, in our Annual Report on Form 10-K for the year ended December 31, 2018. As of June 30, 2019, there have been no material changes in this information.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2019. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2019 as a result of the material weaknesses described in our Annual Report on Form 10-K and below.

In connection with the preparation of our consolidated financial statements for the year ended December 31, 2018, we identified the following material weaknesses in internal control over financial reporting:

●	the Company identified the necessity to adjust the manner in which reserves related to certain dealership finance and insurance product cancellation provisions are calculated, resulting from a deficiency in the design and operation of the review of such reserves, which we determined to be a material weakness;
●	deficiencies related to areas such as (1) the review of asset activity and valuations, (2) the appropriate assignment of resources for the review of certain accounting analyses and associated journal entries, and (3) the financial statement presentation and disclosure review process that collectively represent a material weakness; and
●	the previously reported material weaknesses in internal controls related to our management review control process to ensure appropriate accounting for income taxes, including the calculation and realization of deferred tax assets.

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

Our remediation activity has included, but is not limited to, the following measures:

●	We adjusted the manner in which our reserves related to certain dealership finance and insurance product cancellation provisions are calculated, using third-party analytics to assist in determining the estimated cancellation rate to be used in the reserve.
●	We assessed our accounting resource requirements across the Company and as a result have hired, or are in the process of hiring, additional experienced accounting personnel, and taken steps to improve the overall efficiency of our accounting and reporting processes. We will continue to regularly monitor accounting resource sufficiency, and may undertake additional measures as deemed necessary to fully remediate the control deficiencies. We expect that the additional resources and process improvements will: enable the proper and timely review of asset activity, valuations, and reserves; allow us to appropriately assign resources for review of accounting analyses and associated journal entries; and provide additional review over the financial statement presentation and disclosure review process.
●	We improved the design of our existing tax controls to include additional review of the analysis to determine the amount of our income tax liabilities and related deferred income tax balances, and the ability to realize deferred tax assets, including additional review over the computation processes for the determination of the allocation of basis between the Continuing Equity Owners and the Company. We have employed specialized resources for the review of the basis allocations and the related computations surrounding our income tax liabilities and related deferred income tax balances. As part of our remediation efforts in this area, we will continue to improve the process as needed until we can conclude that the process is designed and is operating effectively.

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

Changes in Internal Control over Financial Reporting

We are taking actions to remediate the material weaknesses relating to our internal controls over financial reporting, as described above. Except as discussed above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that occurred during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Ronge and Strougo Complaints were consolidated and lead plaintiffs appointed by the court. On February 27, 2019, lead plaintiffs filed a consolidated complaint against us, certain of our officers and directors, Crestview Partners II GP, L.P. and Crestview Advisors, L.L.C., and the underwriters of the May and October 2017 secondary offerings of our Class A common stock. The consolidated complaint alleges violations of Sections 11 and 12(a)(2) of the Securities Act of 1933, as well as Section 10(b) of the Securities Exchange Act of 1934, as amended, and rule 10b-5 thereunder, based on allegedly materially misleading statements or omissions of material facts necessary to make certain statements not misleading related to the business, operations, and management of the Company. Additionally, it alleges that certain of our officers and directors, Crestview Partners II GP, L.P., and Crestview Advisors, L.L.C. violated Section 15 of the Securities Act of 1933 and Section 20(a) of the Securities Exchange Act of 1934, as amended, by allegedly acting as controlling persons of the Company. The lawsuit brings claims on behalf of a putative class of purchasers of our Class A common stock between March 8, 2017 and August 7, 2018, and seeks compensatory damages, rescission, attorneys’ fees and costs, and any equitable or injunctive relief the court deems just and proper. On May 17, 2019, the Company, along with the other defendants, moved to dismiss the complaint.

On December 12, 2018, a putative class action complaint styled International Union of Operating Engineers Benefit Funds of Eastern Pennsylvania and Delaware v. Camping World Holdings Inc., et al. was filed in the Supreme Court of the State of New York, New York County, on behalf of all purchasers of Camping World Class A common stock issued pursuant and/or traceable to a secondary offering of such securities in October 2017 (“IUOE Complaint”). The IUOE Complaint names as defendants the Company, and certain of its officers and directors, among others, and alleges violations of Sections 11, 12(a), and 15 of the Securities Act of 1933 based on allegedly materially misleading statements or omissions of material facts necessary to make certain statements not misleading and seeks compensatory damages, including prejudgment and post-judgment interest, attorneys’ fees and costs, and any equitable or injunctive relief the court deems just and proper, including rescission. On February 28, 2019, we, along with the other defendants, moved to dismiss this action. The parties are scheduled to argue the merits of defendants’ motion to dismiss before the Supreme Court of the State of New York, Commercial Division, on August 22, 2019.

On February 22, 2019, a putative class action complaint styled Daniel Geis v. Camping World Holdings, Inc., et al. was filed in the Circuit Court of Cook County, Illinois, Chancery Division, on behalf of all purchasers of Camping World Class A common stock in and/or traceable to the Company’s initial public offering on October 6, 2016 (“Geis Complaint”). The Geis Complaint names as defendants the Company, certain of its officers and directors, and the underwriters of the offering, and alleges violations of Sections 11, 12(a)(2), and 15 of the Securities Act of 1933 based on allegedly materially misleading statements or omissions of material facts necessary to make certain statements not misleading. The Geis Complaint seeks compensatory damages, prejudgment and post-judgment interest, attorneys’ fees and costs, and any other and further relief the court deems just and proper. On April 19, 2019, we, along with the other defendants, moved to dismiss this action. The parties are scheduled to argue the merits of defendants’ motion to dismiss before the Circuit Court of Cook County, Illinois, Chancery Division on August 20, 2019.

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

On April 17, 2019, a shareholder derivative suit captioned Lincolnshire Police Pension Fund v. Camping World Holdings, Inc., et al., was filed in the Court of Chancery of the State of Delaware, alleging breaches of fiduciary duty for alleged failure to implement effective disclosure controls and internal controls over financial reporting and to properly oversee certain acquisitions and for alleged insider trading and unjust enrichment for compensation received during that time (the “LPPF Complaint”). The LPPF Complaint names us as nominal defendant, and names certain of our officers and directors, among others, as defendants and seeks compensatory damages, extraordinary equitable and/or injunctive relief, restitution and disgorgement, attorneys’ fees and costs, and any other and further relief the court deems just and proper. On May 30, 2019, the Court granted the parties’ joint motion to consolidate the Hunnewell and LPPF Complaints (as well as any future filed actions relating to the subject matter) and stay the newly consolidated action pending the resolution of defendants’ motion to dismiss the putative class action (Ronge) pending in the United States District Court for the Northern District of Illinois.

On August 6, 2019, two shareholder derivative suits, styled Janssen v. Camping World Holdings, Inc., et al., and Sandler v. Camping World Holdings, Inc. et al., were filed in the U.S. District Court of Delaware. Both actions name us as a nominal defendant, and name certain of our officers and directors, Crestview Partners II GP, L.P. and Crestview Advisors, L.L.C. as defendants, and allege: (i) violations of Section 14(a) of the Securities Exchange Act for issuing proxy statements that allegedly omitted material information and allegedly included materially false and misleading financial statements; (ii) violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934, seeking contribution for causing us to issue allegedly false and misleading statements and/or allegedly omit material information in public statements and/or filings concerning our financial performance, the effectiveness of internal controls to ensure accurate financial reporting, and the success and profitability of the integration and rollout of Gander Outdoors stores; (iii) breaches of fiduciary duty, unjust enrichment, abuse of control, and gross mismanagement for allegedly causing or allowing us to disseminate to our shareholders materially misleading and inaccurate information through our SEC filings; and (iv) breach of fiduciary duties for alleged insider selling and misappropriation of information (together, the “Janssen and Sandler Complaints”). The Janssen and Sandler Complaints seek restitutionary and/or compensatory damages, injunctive relief, disgorgement of all profits, benefits, and other compensation obtained by the certain of our officers and directors, attorneys’ fees and costs, and any other and further relief the court deems just and proper. We are only a nominal defendant in the Janssen and Sandler Complaints.

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

Item 1A. Risk Factors

Other than as described below, there have been no material changes to our risk factors as previously disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission on March 15, 2019.

Our business model is impacted by general economic conditions in our markets, and ongoing economic and financial uncertainties has caused a decline in consumer spending that has adversely affected our business, financial condition and results of operations.

As a business that relies on consumer discretionary spending, we have in the past and may in the future be adversely affected if our customers reduce, delay or forego their purchases of our services, protection plans, products and resources as a result of:

●	job losses;
●	bankruptcies;
●	higher consumer debt and interest rates;
●	reduced access to credit;
●	higher energy and fuel costs;
●	relative or perceived cost, availability and comfort of RV use versus other modes of travel, such as air travel and rail;
●	falling home prices;
●	lower consumer confidence;
●	uncertainty or changes in tax policies and tax rates; or
●	uncertainty due to national or international security concerns.

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

Decreases in Active Customers, average spend per customer, or retention and renewal rates for our consumer services and plans would negatively affect our financial performance, and a prolonged period of depressed consumer spending could have a material adverse effect on our business. Promotional activities and decreased demand for consumer products have also affected our profitability and margins, particularly in recent quarters, and this negative impact could continue or worsen in future periods. In addition, adverse economic conditions may result in an increase in our operating expenses due to, among other things, higher costs of labor, energy, equipment and facilities, as well as higher tariffs. Due to fluctuations in the U.S. economy, our sales, operating and financial results for a particular period are difficult to predict, making it difficult to forecast results for future periods. Additionally, we are subject to economic fluctuations in local markets that may not reflect the economic conditions of the U.S. economy. Any of the foregoing factors could have a material adverse effect on our business, financial condition and results of operations.

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

In addition, we have faced increased competition from other businesses with similar product and service offerings during recent periods. For example, our competitors have listed RVs at or below cost and we have had little visibility into our competitors or manufacturers’ inventories. As a result, we have responded and may need to further respond by establishing pricing, marketing and other programs or by seeking out additional strategic alliances or acquisitions that may be less favorable to us than we could otherwise establish or obtain in more favorable economic environments. Such programs have adversely impacted our gross margin, operating margin and selling, general and administrative expenses. In addition, declines in the national economy could cause merchants who participate in our programs to go out of business. It is likely that, should the number of merchants entering bankruptcy rise, the number of uncollectible accounts would also rise. These factors could have a material adverse effect on our business, financial condition and results of operations.

Changes in consumer preferences for our products or our failure to gauge those preferences could lead to reduced sales and have increased our cost of sales and selling, general and administrative expenses.

We cannot be certain that historical consumer preferences for RVs in general, and any related products, will remain unchanged. RVs are generally used for recreational purposes, and demand for our products may be adversely affected by competition from other activities that occupy consumers’ leisure time and by changes in consumer lifestyle, usage pattern, or taste. Similarly, an overall decrease in consumer leisure time may reduce consumers’ willingness to purchase our products. Over the past several years, we have seen a shift in our overall sales mix towards new travel trailer vehicles, which has led to declines in our average selling price of a new vehicle unit. From 2015 to 2018, new vehicle travel trailer units increased from 62% of total new vehicle unit sales to more than 68% of total new vehicle unit sales and the average selling price of a new vehicle unit has declined from $39,853 to $35,221. The increased popularity of new travel trailer vehicles and the lower price points of these units compared to other new vehicle classes, such as motorhomes and fifth wheels, could continue to lower our average selling price of a new vehicle unit and impact our ability to grow same store sales. However, after several years of strong growth, the overall RV industry experienced decelerating demand for new vehicles in 2018 and wholesale shipments of new RV vehicles declined 4.1% for the full year of 2018 and 20.3% for the first half of 2019 on a period-over-period comparable period basis. Decelerating industry trends in 2018 and 2019 have also negatively impacted our same store sales trends during those periods. These factors have negatively impacted our results of operations and may continue to negatively impact our results of operations in the future, which could have a material adverse effect on our business, financial condition and results of operations.

Our failure to successfully order and manage our inventory to reflect consumer demand in a volatile market and anticipate changing consumer preferences and buying trends has and may continue to have an adverse effect on our business, financial condition and results of operations.

Our success depends upon our ability to successfully manage our inventory and to anticipate and respond to merchandise trends and consumer demands in a timely manner. Our products appeal to consumers who are, or could become, RV owners and/or outdoor and active sports enthusiasts across North America. The preferences of these consumers cannot be predicted with certainty and are subject to change. Further, the retail consumer industry, by its nature, is volatile and sensitive to numerous economic factors, including consumer preferences, competition, market conditions, general economic conditions and other factors outside of our control. We cannot predict consumer preferences with certainty, and consumer preferences often change over time. We typically order merchandise well in advance of the following selling season. The extended lead times for many of our purchases may make it difficult for us to respond rapidly to new or changing product trends, increases or decreases in consumer demand or changes in prices. If we misjudge either the market for our merchandise or our consumers’ purchasing habits in the future, our revenues may decline significantly, and we may not have sufficient quantities of merchandise to satisfy consumer demand or sales orders, or we may be required to discount excess inventory, either of which could have a material adverse effect on our business, financial condition and results of operations. For example, in recent periods we have implemented discounting programs to reduce our excess RV inventory. In addition, we have exited or are exiting certain non-RV retail categories because we felt those categories did not have sufficient demand or sales margins to justify our inventory levels. These activities have negatively impacted our gross margin, operating margin and selling, general and administrative expenses.

Because certain of the products that we sell are manufactured abroad, we may face delays, new or increased tariffs, increased cost or quality control deficiencies in the importation of these products, which could reduce our net sales and profitability.

Like many other outdoor and active sports-oriented retailers, a portion of the products that we purchase for resale, including those purchased from domestic suppliers, is manufactured abroad in China and other countries. In addition, we believe most of our private label merchandise is manufactured abroad. Trade tensions between the U.S. and China, as well as those between the U.S. and Canada, Mexico and other countries have been escalating in recent months. Most notably, three rounds of U.S. tariffs were placed on Chinese goods being exported to the U.S., with such tariffs taking effect in July, August and September 2018. Each of these U.S. tariff impositions against Chinese exports were followed by a round of retaliatory Chinese tariffs on U.S. exports to China. The competing tariff regimes imposed by the U.S. and Chinese administrations have continued to escalate in recent months, including new tariffs by the U.S. administration set to go into effect in September 2019 and threats of retaliation by the Chinese administration.

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

We have been named in litigation, which has resulted in substantial costs and may result in reputational harm and divert management’s attention and resources.

We face legal risks in our business, including claims from disputes with our employees and our former employees and claims associated with general commercial disputes, product liability and other matters. Risks associated with legal liability often are difficult to assess or quantify and their existence and magnitude can remain unknown for significant periods of time.

We have been named in the past, are currently named and may be named in the future as defendants of class action lawsuits. For example, we were named as a defendant in a class action lawsuit by Camp Coast to Coast club members, which alleged certain violations of California’s Unfair Competition Law at Business and Professions Code and other laws, relating to our sale of trip points and certain advertising and marketing materials. In addition, we were also named as a defendant in a putative class action lawsuit filed by former employees in the State of California, which alleged various wage and hour claims under the California Labor Code. We have since settled both actions.

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

The Ronge and Strougo Complaints were consolidated and lead plaintiffs appointed by the court. On February 27, 2019, lead plaintiffs filed a consolidated complaint against us, certain of our officers and directors, Crestview Partners II GP, L.P. and Crestview Advisors, L.L.C., and the underwriters of the May and October 2017 secondary offerings of our Class A common stock. The consolidated complaint alleges violations of Sections 11 and 12(a)(2) of the Securities Act of 1933, as well as Section 10(b) of the Securities Exchange Act of 1934, as amended, and rule 10b-5 thereunder, based on allegedly materially misleading statements or omissions of material facts necessary to make certain statements not misleading related to the business, operations, and management of the Company. Additionally, it alleges that certain of our officers and directors, Crestview Partners II GP, L.P., and Crestview Advisors, L.L.C. violated Section 15 of the Securities Act of 1933 and Section 20(a) of the Securities Exchange Act of 1934, as amended, by allegedly acting as controlling persons of the Company. The lawsuit brings claims on behalf of a putative class of purchasers of our Class A common stock between March 8, 2017 and August 7, 2018, and seeks compensatory damages, rescission, attorneys’ fees and costs, and any equitable or injunctive relief the court deems just and proper. On May 17, 2019, the Company, along with the other defendants, moved to dismiss the complaint.

On December 12, 2018, a putative class action complaint styled International Union of Operating Engineers Benefit Funds of Eastern Pennsylvania and Delaware v. Camping World Holdings Inc., et al. was filed in the Supreme Court of the State of New York, New York County, on behalf of all purchasers of Camping World Class A common stock issued pursuant and/or traceable to a secondary offering of such securities in October 2017 (“IUOE Complaint”). The IUOE Complaint names as defendants Camping World, and certain of our officers and directors, among others, and alleges violations of Sections 11, 12(a), and 15 of the Securities Act of 1933 based on allegedly materially misleading statements or omissions of material facts necessary to make certain statements not misleading and seeks compensatory damages, including prejudgment and post-judgment interest, attorneys’ fees and costs, and any equitable or injunctive relief the court deems just and proper, including rescission. On February 28, 2019, we, along with the other defendants, moved to dismiss this action. The parties are scheduled to argue the merits of defendants’ motion to dismiss before the Supreme Court of the State of New York, Commercial Division, on August 22, 2019.

On February 22, 2019, a putative class action complaint styled Daniel Geis v. Camping World Holdings, Inc., et al. was filed in the Circuit Court of Cook County, Illinois, Chancery Division, on behalf of all purchasers of Camping World Class A common stock in and/or traceable to our initial public offering on October 6, 2016 (“Geis Complaint”). The Geis Complaint names as defendants Camping World, certain of our officers and directors, and the underwriters of the offering, and alleges violations of Sections 11, 12(a)(2), and 15 of the Securities Act of 1933 based on allegedly materially misleading statements or omissions of material facts necessary to make certain statements not misleading. The Geis Complaint seeks compensatory damages, prejudgment and post-judgment interest, attorneys’ fees and costs, and any other and further relief the court deems just and proper. On April 19, 2019, we, along with the other defendants, moved to dismiss this action. The parties are scheduled to argue the merits of defendants’ motion to dismiss before the Circuit Court of Cook County, Illinois, Chancery Division on August 20, 2019.

On March 5, 2019, a shareholder derivative suit captioned Hunnewell v. Camping World Holdings, Inc., et al., was filed in the Court of Chancery of the State of Delaware, alleging breaches of fiduciary duty for alleged failure to implement effective disclosure controls and internal controls over financial reporting and to properly oversee certain acquisitions and for alleged insider trading (the “Hunnewell Complaint”). The Hunnewell Complaint names us as nominal defendant, and names certain of its officers and directors, among others, as defendants and seeks restitutionary and/or compensatory damages, disgorgement of all management fees, advisory fees, expenses and other fees paid by us during the period in question, disgorgement of profits pursuant to the alleged insider trading, attorneys’ fees and costs, and any other and further relief the court deems just and proper.

On April 17, 2019, a shareholder derivative suit captioned Lincolnshire Police Pension Fund v. Camping World Holdings, Inc., et al., was filed in the Court of Chancery of the State of Delaware, alleging breaches of fiduciary duty for alleged failure to implement effective disclosure controls and internal controls over financial reporting and to properly oversee certain acquisitions and for alleged insider trading and unjust enrichment for compensation received during that time (the “LPPF Complaint”). The LPPF Complaint names us as nominal defendant, and names certain of our officers and directors, among others, as defendants and seeks compensatory damages, extraordinary equitable and/or injunctive relief, restitution and disgorgement, attorneys’ fees and costs, and any other and further relief the court deems just and proper. On May 30, 2019, the Court granted the parties’ joint motion to consolidate the Hunnewell and LPPF Complaints (as well as any future filed actions relating to the subject matter) and stay the newly consolidated action pending the resolution of defendants’ motion to dismiss the putative class action (Ronge) pending in the United States District Court for the Northern District of Illinois.

On August 6, 2019, two shareholder derivative suits, styled Janssen v. Camping World Holdings, Inc., et al., and Sandler v. Camping World Holdings, Inc. et al., were filed in the U.S. District Court of Delaware. Both actions name us as a nominal defendant, and name certain of our officers and directors, Crestview Partners II GP, L.P. and Crestview Advisors, L.L.C. as defendants, and allege: (i) violations of Section 14(a) of the Securities Exchange Act for issuing proxy statements that allegedly omitted material information and allegedly included materially false and misleading financial statements; (ii) violations of Section 10(b) and 20(a) of the Securities Exchange Act, seeking contribution for causing us to issue allegedly false and misleading statements and/or allegedly omit material information in public statements and/or filings concerning our financial performance, the effectiveness of internal controls to ensure accurate financial reporting, and the success and profitability of the integration and rollout of Gander Outdoors stores; (iii) breaches of fiduciary duty, unjust enrichment, abuse of control, and gross mismanagement for allegedly causing or allowing us to disseminate to our shareholders materially misleading and inaccurate information through our SEC filings; and (iv) breach of fiduciary duties for alleged insider selling and misappropriation of information (together, the “Janssen and Sandler Complaints”). The Janssen and Sandler Complaints seek restitutionary and/or compensatory damages, injunctive relief, disgorgement of all profits, benefits, and other compensation obtained by the certain of our officers and directors, attorneys’ fees and costs, and any other and further relief the court deems just and proper.

The results of the securities class action lawsuits, shareholder derivative lawsuit, and any other future legal proceedings cannot be predicted with certainty. Regardless of their subject matter or merits, such legal proceedings have resulted in and are likely to continue to result in significant cost to us, which may not be covered by insurance, may divert the attention of management or may otherwise have an adverse effect on our business, financial condition and results of operations. Negative publicity from litigation, whether or not resulting in a substantial cost, could materially damage our reputation and could have a material adverse effect on our business, financial condition, results of operations, and the price of our Class A common stock. In addition, such legal proceedings may make it more difficult to finance our operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibits Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Camping World Holdings, Inc.	10-Q	001-37908	3.1	11/10/16

3.2	Amended and Restated Bylaws of Camping World Holdings, Inc.	10-Q	001-37908	3.2	11/10/16

4.1	Specimen Stock Certificate evidencing the shares of Class A common stock	S-1/A	333-211977	4.1	9/13/16

10.1	Consulting Agreement, by and between the Company and Thomas F. Wolfe, dated July 2, 2019					*

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer					*

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer					*

32.1	Section 1350 Certification of Chief Executive Officer					**

32.2	Section 1350 Certification of Chief Financial Officer					**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					***

101.SCH	Inline XBRL Taxonomy Extension Schema Document					***

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					***

101.DEF	Inline XBRL Extension Definition Linkbase Document					***

101.LAB	Inline XBRL Taxonomy Label Linkbase Document					***

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					***

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					***

*     Filed herewith

**    Furnished herewith

***   Submitted electronically herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Camping World Holdings, Inc.

Date: August 9, 2019	By:	/s/ Melvin L. Flanigan
Melvin L. Flanigan
Chief Financial Officer and Secretary

(Authorized Officer and Principal Financial Officer)