Form 10-Q
period 2019-09-30
Camping World Holdings, Inc.
filed 2019-11-12
CIK 1669779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _______________

Commission file number: 001-37908

CAMPING WORLD HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	81-1737145
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

250 Parkway Drive, Suite 270

Lincolnshire, IL 60069

(Address of registrant’s principal executive offices) (Zip Code)

Telephone: (847) 808-3000

(Registrant’s telephone number, including area code)

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

As of November 8, 2019, the registrant had 37,396,578 shares of Class A common stock, 50,706,629 shares of Class B common stock and one share of Class C common stock outstanding.

Camping World Holdings, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended September 30, 2019

BASIS OF PRESENTATION

As used in this Quarterly Report on Form 10-Q (this “Form 10-Q”), unless the context otherwise requires, references to:

●	“we,” “us,” “our,” the “Company,” “Camping World” and similar references refer to Camping World Holdings, Inc., and, unless otherwise stated, all of its subsidiaries, including CWGS Enterprises, LLC, which we refer to as “CWGS, LLC” and, unless otherwise stated, all of its subsidiaries.
●	“Annual Report” refers to our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission (“SEC”) on March 15, 2019.
●	“Continuing Equity Owners” refers collectively to ML Acquisition, funds controlled by Crestview Partners II GP, L.P. and the Former Profit Unit Holders and each of their permitted transferees that continue to own common units in CWGS, LLC after the initial public offering (“IPO”) of our stock and the Reorganization Transactions (each as defined in Note 1 – Summary of Significant Accounting Policies to our consolidated financial statements included in Part I, Item 1 of this Form 10-Q) and who may redeem at each of their options their common units for, at our election (determined solely by our independent directors within the meaning of the rules of the New York Stock Exchange who are disinterested), cash or newly issued shares of our Class A common stock.
●	“Crestview” refers to Crestview Advisors, L.L.C., a registered investment adviser to private equity funds, including funds affiliated with Crestview Partners II GP, L.P.
●	“CWGS LLC Agreement” refers to CWGS, LLC’s amended and restated limited liability company agreement, as amended to date.
●	“Former Profit Unit Holders” refers collectively to our named executive officers (excluding Marcus A. Lemonis and Melvin Flanigan), Andris A. Baltins and K. Dillon Schickli, who are members of our board of directors, and certain other current and former non-executive employees and former directors, in each case, who held existing common units in CWGS, LLC pursuant to CWGS, LLC’s equity incentive plan that was in existence prior to our IPO and who received common units of CWGS, LLC in exchange for their profit units in connection with our IPO.
●	“ML Acquisition” refers to ML Acquisition Company, LLC, a Delaware limited liability company, indirectly owned by each of Stephen Adams and our Chairman and Chief Executive Officer, Marcus A. Lemonis.
●	“ML RV Group” refers to ML RV Group, LLC, a Delaware limited liability company, wholly owned by our Chairman and Chief Executive Officer, Marcus A. Lemonis.
●	“Tax Receivable Agreement” refers to the tax receivable agreement that the Company entered into with CWGS, LLC, each of the Continuing Equity Owners and Crestview Partners II GP, L.P. in connection with the Company’s IPO.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts contained in this Form 10-Q may be forward-looking statements. Statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, including, among others, statements regarding the timeline for and benefits of our 2019 Strategic Shift (as defined below); expected new retail location openings and closures, including greenfield locations and acquired locations; sufficiency of our sources of liquidity and capital and potential need for additional financing; future capital expenditures and debt service obligations; refinancing, retirement or exchange of outstanding debt; expectations regarding industry trend and consumer behavior and growth; our ability to capture positive industry trends and pursue growth; our plans to increase new products offered to our customers and grow our businesses to enhance our visibility with respect to revenue and cash flow, and to increase our overall profitability; volatility in sales and potential impact of miscalculating the demand for our products or our product mix; remediation of material weaknesses; expectations regarding increase of certain expenses in connection with our growth; expectations regarding our pending litigation, and our plans related to dividend payments, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘expects,’’ ‘‘plans,’’ ‘‘anticipates,’’ ‘‘could,’’ ‘‘intends,’’ ‘‘targets,’’ ‘‘projects,’’ ‘‘contemplates,’’ ‘‘believes,’’ ‘‘estimates,’’ ‘‘predicts,’’ ‘‘potential’’ or ‘‘continue’’ or the negative of these terms or other similar expressions.

Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We believe that these important factors include, but are not limited to, the following:

●	the availability of financing to us and our customers;
●	fuel shortages, or high prices for fuel;
●	the well-being, as well as the continued popularity and reputation for quality, of our manufacturers;
●	current softness in the RV industry, which has increased our costs and reduced our margins;
●	uncertainty regarding how long the ongoing softness in the RV industry will last;
●	general economic conditions in our markets, and ongoing economic and financial uncertainties;
●	changes in consumer preferences or our failure to gauge those preferences;
●	our ability to attract and retain customers;
●	competition in the market for services, protection plans, products and resources targeting the RV lifestyle or RV enthusiast;
●	our ability to execute and achieve the expected benefits of our 2019 Strategic Shift;
●	costs incurred with the 2019 Strategic Shift being materially higher than expected or anticipated;
●	the possibility of future asset impairments related to the 2019 Strategic Shift;
●	our expansion into new, unfamiliar markets, businesses, or product lines or categories, as well as delays in opening or acquiring new retail locations;
●	unforeseen expenses, difficulties, and delays frequently encountered in connection with expansion through acquisitions;
●	our failure to maintain the strength and value of our brands;
●	our ability to successfully order and manage our inventory to reflect consumer demand in a volatile market and anticipate changing consumer preferences and buying trends;
●	fluctuations in our same store revenue and whether they will be a meaningful indicator of future performance;
●	the cyclical and seasonal nature of our business;

●	our ability to operate and expand our business and to respond to changing business and economic conditions, which depends on the availability of adequate capital;
●	the restrictive covenants imposed by our Senior Secured Credit Facilities and Floor Plan Facility;
●	our reliance on six fulfillment and distribution centers for our retail, e-commerce and catalog businesses;
●	the impact of ongoing class action lawsuits against us and certain of our officers and directors, as well as any potential future class action litigation;
●	natural disasters, whether or not caused by climate change, unusual weather conditions, epidemic outbreaks, terrorist acts and political events;
●	our dependence on our relationships with third party providers of services, protection plans, products and resources and a disruption of these relationships or of these providers’ operations;
●	any delays, new or increased tariffs, increased cost or quality control deficiencies in the importation of our products manufactured abroad;
●	whether third party lending institutions and insurance companies will continue to provide financing for RV purchases;
●	our ability to retain senior executives and attract and retain other qualified employees;
●	our ability to meet our labor needs;
●	risks associated with leasing substantial amounts of space, including our inability to maintain the leases for our retail locations or locate alternative sites for our stores in our target markets and on terms that are acceptable to us;
●	our business being subject to numerous federal, state and local regulations;
●	regulations applicable to the sale of firearms, extended service contracts; emergency roadside assistance contracts and insurance products;
●	our dealerships’ susceptibility to termination, non-renewal or renegotiation of dealer agreements if state dealer laws are repealed or weakened;
●	changes in government policies and firearms legislation;
●	our ability to remediate the impact of material weaknesses in our internal control over financial reporting;
●	our failure to comply with certain environmental regulations;
●	climate change legislation or regulations restricting emission of ‘‘greenhouse gases’’;
●	a failure in our e-commerce operations, security breaches and cybersecurity risks;
●	our inability to enforce our intellectual property rights and accusations of our infringement on the intellectual property rights of third parties;
●	our inability to maintain or upgrade our information technology systems or our inability to convert to alternate systems in an efficient and timely manner;
●	disruptions to our information technology systems or breaches of our network security;
●	increases in the minimum wage;

●	increases in paper costs, postage costs and shipping costs;
●	risk of product liability claims if people or property are harmed by the products we sell and other litigation risks;
●	risks associated with our private brand offerings;
●	the effectiveness of our risk management policies and procedures;
●	possibility of future asset impairment charges for goodwill, intangible assets or other long-lived assets;
●	risks associated with operating the Gander Outdoors and Overton’s retail brands;
●	benefits and cost savings related to integration of Gander Outdoors and Overton’s brands;
●	potential litigation relating to products we sell as a result of recent acquisitions, including firearms and ammunitions;
●	Marcus Lemonis, through his beneficial ownership of our shares directly or indirectly held by ML Acquisition Company, LLC and ML RV Group, LLC, has substantial control over us including matters requiring approval by our stockholders;
●	the exemptions from certain corporate governance requirements that we qualify for, and rely on, due to the fact that we are a ‘‘controlled company’’ within the meaning of the New York Stock Exchange, or NYSE, listing requirements;
●	whether we are able to realize any tax benefits that may arise from our organizational structure and any redemptions or exchanges of CWGS Enterprises, LLC common units for cash or stock;
●	other risks relating to our organizational structure and to ownership of shares of our Class A common stock; and
●	the other factors set forth under ‘‘Risk Factors’’ in Item 1A of Part I of our Annual Report and in Item 1A of Part II of this Form 10-Q.

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

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(In Thousands Except Share and Per Share Amounts)

	September 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$130,234	$138,557
Contracts in transit	88,762	53,214
Accounts receivable, net	86,788	85,711
Inventories	1,380,214	1,558,970
Prepaid expenses and other assets	37,759	51,710
Total current assets	1,723,757	1,888,162
Property and equipment, net	330,182	359,855
Operating lease assets	823,475	—
Deferred tax assets, net	126,487	145,943
Intangible assets, net	31,386	35,284
Goodwill	386,915	359,117
Other assets	18,825	18,326
Total assets	$3,441,027	$2,806,687
Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$177,336	$144,808
Accrued liabilities	156,393	124,619
Deferred revenues and gains	93,609	88,054
Current portion of finance lease liabilities	—	23
Current portion of operating lease liabilities	58,211	—
Current portion of Tax Receivable Agreement liability	6,815	9,446
Current portion of long-term debt	14,143	12,977
Notes payable – floor plan, net	693,889	885,980
Other current liabilities	52,609	39,211
Total current liabilities	1,253,005	1,305,118
Right to use liability	—	5,147
Operating lease liabilities, net of current portion	850,948	—
Tax Receivable Agreement liability, net of current portion	109,504	124,763
Revolving line of credit	46,340	38,739
Long-term debt, net of current portion	1,156,071	1,152,888
Deferred revenues and gains	60,112	67,157
Other long-term liabilities	30,652	79,958
Total liabilities	3,506,632	2,773,770
Commitments and contingencies
Stockholders' equity (deficit):
Preferred stock, par value $0.01 per share – 20,000,000 shares authorized; none issued and outstanding as of September 30, 2019 and December 31, 2018	—	—
Class A common stock, par value $0.01 per share – 250,000,000 shares authorized; 37,533,958 issued and 37,377,004 outstanding as of September 30, 2019 and 37,278,690 issued and 37,192,364 outstanding as of December 31, 2018	374	372
Class B common stock, par value $0.0001 per share – 75,000,000 shares authorized; 69,066,445 issued; and 50,706,629 outstanding as of September 30, 2019 and December 31, 2018	5	5
Class C common stock, par value $0.0001 per share – one share authorized, issued and outstanding as of September 30, 2019 and December 31, 2018	—	—
Additional paid-in capital	51,625	47,531
Retained deficit	(48,872)	(3,370)
Total stockholders' equity attributable to Camping World Holdings, Inc.	3,132	44,538
Non-controlling interests	(68,737)	(11,621)
Total stockholders' equity (deficit)	(65,605)	32,917
Total liabilities and stockholders' equity (deficit)	$3,441,027	$2,806,687

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(In Thousands Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue:
Good Sam Services and Plans	$42,235	$41,311	$133,895	$128,474
RV and Outdoor Retail
New vehicles	680,716	697,317	1,989,163	2,084,346
Used vehicles	247,151	197,757	672,908	580,494
Products, service and other	290,771	256,150	760,073	670,661
Finance and insurance, net	114,466	106,218	334,582	315,523
Good Sam Club	12,633	10,733	36,467	30,126
Subtotal	1,345,737	1,268,175	3,793,193	3,681,150
Total revenue	1,387,972	1,309,486	3,927,088	3,809,624
Costs applicable to revenue (exclusive of depreciation and amortization shown separately below):
Good Sam Services and Plans	19,401	18,529	58,878	56,650
RV and Outdoor Retail
New vehicles	598,718	609,244	1,743,161	1,810,822
Used vehicles	194,947	152,562	530,474	449,361
Products, service and other	233,174	153,167	537,885	397,035
Good Sam Club	3,259	2,970	9,900	8,406
Subtotal	1,030,098	917,943	2,821,420	2,665,624
Total costs applicable to revenue	1,049,499	936,472	2,880,298	2,722,274
Operating expenses:
Selling, general, and administrative	299,564	278,330	870,995	807,738
Debt restructure expense	—	—	—	380
Depreciation and amortization	14,104	13,179	41,644	34,207
Long-lived asset impairment	50,025	—	50,025	—
Loss on disposal of assets	7,087	843	9,247	987
Total operating expenses	370,780	292,352	971,911	843,312
Income from operations	(32,307)	80,662	74,879	244,038
Other income (expense):
Floor plan interest expense	(9,005)	(7,815)	(31,884)	(28,760)
Other interest expense, net	(17,568)	(16,794)	(53,422)	(45,740)
Loss on debt restructure	—	—	—	(1,676)
Tax Receivable Agreement liability adjustment	—	—	8,477	—
Other expense, net	—	2	—	—
Total other income (expense)	(26,573)	(24,607)	(76,829)	(76,176)
(Loss) income before income taxes	(58,880)	56,055	(1,950)	167,862
Income tax expense	(6,383)	(9,900)	(37,497)	(31,027)
Net (loss) income	(65,263)	46,155	(39,447)	136,835
Less: net loss (income) attributable to non-controlling interests	34,571	(32,032)	7,377	(96,109)
Net (loss) income attributable to Camping World Holdings, Inc.	$(30,692)	$14,123	$(32,070)	$40,726

Income (loss) earnings per share of Class A common stock:
Basic	$(0.82)	$0.38	$(0.86)	$1.10
Diluted	$(0.82)	$0.38	$(0.86)	$1.10
Weighted average shares of Class A common stock outstanding:
Basic	37,361	37,018	37,266	36,933
Diluted	37,361	37,055	37,266	37,140

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Stockholders' Equity (Deficit)

(In Thousands)

							Additional	Retained	Non-
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Paid-In	Earnings	Controlling
	Shares	Amounts	Shares	Amounts	Shares	Amounts	Capital	(Deficit)	Interest	Total
Balance at December 31, 2018	37,192	$372	50,707	$5	—	$—	$47,531	$(3,370)	$(11,621)	$32,917
Adoption of accounting standard (see Note 1 — Summary of Significant Accounting Policies)	—	—	—	—	—	—	—	3,705	6,332	10,037
Equity-based compensation	—	—	—	—	—	—	2,716	—	—	2,716
Vesting of restricted stock units	1	—	—	—	—	—	—	—	—	—
Redemption of LLC common units for Class A common stock	6	—	—	—	—	—	12	—	—	12
Distributions to holders of LLC common units	—	—	—	—	—	—	—	—	(5,534)	(5,534)
Dividends(1)	—	—	—	—	—	—	—	(5,699)	—	(5,699)
Establishment of liabilities under the Tax Receivable Agreement and related changes to deferred tax assets associated with that liability	—	—	—	—	—	—	(8)	—	—	(8)
Non-controlling interest adjustment	—	—	—	—	—	—	(1,678)	—	1,678	—
Net loss	—	—	—	—	—	—	—	(19,395)	(7,412)	(26,807)
Balance at March 31, 2019	37,199	372	50,707	5	—	—	48,573	(24,759)	(16,557)	7,634
Equity-based compensation	—	—	—	—	—	—	3,863	—	—	3,863
Vesting of restricted stock units	96	1	—	—	—	—	143	—	(144)	—
Repurchases of Class A common stock for withholding taxes on vested RSUs	(22)	—	—	—	—	—	(273)	—	—	(273)
Distributions to holders of LLC common units	—	—	—	—	—	—	—	—	(32,523)	(32,523)
Dividends(1)	—	—	—	—	—	—	—	(5,711)	—	(5,711)
Non-controlling interest adjustment	—	—	—	—	—	—	(1,702)	—	1,702	—
Net income	—	—	—	—	—	—	—	18,017	34,606	52,623
Balance at June 30, 2019	37,273	373	50,707	5	—	—	50,604	(12,453)	(12,916)	25,613
Equity-based compensation	—	—	—	—	—	—	2,934	—	—	2,934
Vesting of restricted stock units	152	1	—	—	—	—	300	—	(301)	—
Repurchases of Class A common stock for withholding taxes on vested RSUs	(48)	—	—	—	—	—	(547)	—	—	(547)
Distributions to holders of LLC common units	—	—	—	—	—	—	—	—	(22,615)	(22,615)
Dividends(1)	—	—	—	—	—	—	—	(5,727)	—	(5,727)
Non-controlling interest adjustment	—	—	—	—	—	—	(1,666)	—	1,666	—
Net loss	—	—	—	—	—	—	—	(30,692)	(34,571)	(65,263)
Balance at September 30, 2019	37,377	$374	50,707	$5	—	$—	$51,625	$(48,872)	$(68,737)	$(65,605)

(1)	The Company declared dividends per share of Class A common stock of $0.15 for each of the three months ended March 31, June 30, and September 30, 2019.

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Stockholders' Equity

(In Thousands)

							Additional	Retained	Non-
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Paid-In	Earnings	Controlling
	Shares	Amounts	Shares	Amounts	Shares	Amounts	Capital	(Deficit)	Interest	Total
Balance at December 31, 2017	36,749	$367	50,837	$5	—	—	$42,520	$7,619	$21,252	$71,763
Adoption of accounting standard (ASC No. 606, Revenue from Contracts with Customers)	—	—	—	—	—	—	—	1,310	2,476	3,786
Equity-based compensation	—	—	—	—	—	—	3,218	—	—	3,218
Exercise of stock options	6	—	—	—	—	—	137	—	—	137
Non-controlling interest adjustment for capital contribution of proceeds from the exercise of stock options	—	—	—	—	—	—	(77)	—	77	—
Vesting of restricted stock units	2	—	—	—	—	—	—	—	—	—
Redemption of LLC common units for Class A common stock	173	2	(130)	—	—	—	1,848	—	(115)	1,735
Distributions to holders of LLC common units	—	—	—	—	—	—	—	—	(19,938)	(19,938)
Dividends(2)	—	—	—	—	—	—	—	(5,662)	—	(5,662)
Establishment of liabilities under the Tax Receivable Agreement and related changes to deferred tax assets associated with that liability	—	—	—	—	—	—	(1,414)	—	—	(1,414)
Non-controlling interest adjustment	—	—	—	—	—	—	(1,592)	—	1,592	—
Net income	—	—	—	—	—	—	—	1,821	11,727	13,548
Balance at March 31, 2018	36,930	369	50,707	5	—	—	44,640	5,088	17,071	67,173
Equity-based compensation	—	—	—	—	—	—	3,129	—	—	3,129
Exercise of stock options	—	—	—	—	—	—	5	—	—	5
Non-controlling interest adjustment for capital contribution of proceeds from the exercise of stock options	—	—	—	—	—	—	(5)	—	5	—
Vesting of restricted stock units	77	1	—	—	—	—	29	—	(30)	—
Disgorgement of short-swing profits by Section 16 officer	—	—	—	—	—	—	557	—	—	557
Distributions to holders of LLC common units	—	—	—	—	—	—	—	—	(41,573)	(41,573)
Dividends(2)	—	—	—	—	—	—	—	(5,664)	—	(5,664)
Non-controlling interest adjustment	—	—	—	—	—	—	(2,521)	—	2,521	—
Net income	—	—	—	—	—	—	—	24,782	52,350	77,132
Balance at June 30, 2018	37,007	370	50,707	5	—	—	45,834	24,206	30,344	100,759
Equity-based compensation	—	—	—	—	—	—	4,188	—	—	4,188
Exercise of stock options	1	—	—	—	—	—	7	—	—	7
Non-controlling interest adjustment for capital contribution of proceeds from the exercise of stock options	—	—	—	—	—	—	(4)	—	4	—
Vesting of restricted stock units	10	—	—	—	—	—	44	—	(44)	—
Repurchases of Class A common stock for withholding taxes on vested RSUs	(3)	—	—	—	—	—	(62)	—	—	(62)
Redemption of LLC common units for Class A common stock	42	1	—	—	—	—	223	—	(38)	186
Distributions to holders of LLC common units	—	—	—	—	—	—	—	—	(36,838)	(36,838)
Dividends(2)	—	—	—	—	—	—	—	(5,673)	—	(5,673)
Establishment of liabilities under the Tax Receivable Agreement and related changes to deferred tax assets associated with that liability	—	—	—	—	—	—	(147)	—	—	(147)
Non-controlling interest adjustment	—	—	—	—	—	—	(6,686)	—	6,686	—
Net income	—	—	—	—	—	—	—	14,123	32,032	46,155
Balance at September 30, 2018	37,057	$371	50,707	$5	—	$—	$43,397	$32,656	$32,146	$108,575

(2)	The Company declared dividends per share of Class A common stock of $0.15 for each of the three months ended March 31, June 30, and September 30, 2018.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(In Thousands)

	Nine Months Ended September 30,
	2019	2018
Operating activities
Net (loss) income	$(39,447)	$136,835

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	41,644	34,207
Equity-based compensation	9,513	10,535
Loss on debt restructure	—	1,676
Long-lived asset impairment	50,025	—
Loss on disposal of assets	9,247	987
Provision for losses on accounts receivable	562	1,957
Non-cash lease expense	40,739	—
Accretion of original debt issuance discount	776	764
Non-cash interest	3,362	4,655
Deferred income taxes	18,620	7,621
Tax Receivable Agreement liability adjustment	(8,477)	—
Change in assets and liabilities, net of acquisitions:
Receivables and contracts in transit	(37,121)	(56,118)
Inventories	195,137	(42,630)
Prepaid expenses and other assets	12,634	5,496
Accounts payable and other accrued expenses	59,220	124,442
Payment pursuant to Tax Receivable Agreement	(9,425)	(8,100)
Accrued rent for cease-use locations	—	(622)
Deferred revenue and gains	9,060	19,328
Operating lease liabilities	(40,405)	—
Other, net	7,477	13,040
Net cash provided by operating activities	323,141	254,073

Investing activities
Purchases of property and equipment	(45,039)	(108,422)
Purchase of real property	(27,821)	(100,073)
Proceeds from the sale of real property	24,622	—
Purchases of businesses, net of cash acquired	(48,408)	(82,195)
Proceeds from sale of property and equipment	4,955	892
Net cash used in investing activities	$(91,691)	$(289,798)

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(In Thousands)

	Nine Months Ended September 30,
	2019	2018

Financing activities
Proceeds from long-term debt	$11,663	$319,913
Payments on long-term debt	(10,122)	(76,709)
Net payments on notes payable – floor plan, net	(170,215)	(212,080)
Borrowings on revolving line of credit	14,029	24,403
Payments on revolving line of credit	(6,428)	—
Payments of principal on finance lease obligations	(23)	(660)
Payments of principal on right to use liability	—	(119)
Payment of debt issuance costs	(47)	(3,120)
Dividends on Class A common stock	(17,137)	(16,999)
Proceeds from exercise of stock options	—	153
RSU shares withheld for tax	(821)	(62)
Disgorgement of short-swing profits by Section 16 officer	—	557
Members' distributions	(60,672)	(98,349)
Net cash used in financing activities	(239,773)	(63,072)

Decrease in cash and cash equivalents	(8,323)	(98,797)
Cash and cash equivalents at beginning of the period	138,557	224,163
Cash and cash equivalents at end of the period	$130,234	$125,366

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2019

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

The condensed consolidated financial statements as of and for the three and nine months ended September 30, 2019 are unaudited. The condensed consolidated balance sheet as of December 31, 2018 has been derived from the audited financial statements at that date but does not include all of the disclosures required by GAAP. These interim condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (the “Annual Report”) filed with the SEC on March 15, 2019. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.

CWH was formed on March 8, 2016 as a Delaware corporation for the purpose of facilitating an initial public offering (the “IPO”) and other related transactions in order to carry on the business of CWGS Enterprises, LLC (“CWGS, LLC”). CWGS, LLC was formed in March 2011 when it received, through contribution from its then parent company, all of the membership interests of Affinity Group Holding, LLC and FreedomRoads Holding Company, LLC (“FreedomRoads”). The IPO and related reorganization transactions (the “Reorganization Transactions”) that occurred on October 6, 2016 resulted in CWH as the sole managing member of CWGS, LLC, with CWH having sole voting power in and control of the management of CWGS, LLC. Despite its position as sole managing member of CWGS, LLC, CWH has a minority economic interest in CWGS, LLC. As of September 30, 2019, CWH owned 42.0% of CWGS, LLC. Accordingly, the Company consolidates the financial results of CWGS, LLC and reports a non-controlling interest in its condensed consolidated financial statements.

The Company does not have any components of other comprehensive income recorded within its condensed consolidated financial statements, and, therefore, does not separately present a statement of comprehensive income in its condensed consolidated financial statements.

Description of the Business

CWGS, LLC is a holding company and operates through its subsidiaries. The Company realigned the structure of its internal organization during the three months ended March 31, 2019. The Company previously had three reportable segments: (i) Consumer Services and Plans; (ii) Dealership, and (iii) Retail. Following the realignment, the Company now has the following two reportable segments: (i) Good Sam Services and Plans and (ii) RV and Outdoor Retail. In conjunction with the first quarter 2019 realignment of our reporting structure, the Company combined our prior Dealership and Retail segments into the RV and Outdoor Retail segment and reclassified the Good Sam Club and co-branded credit card operations to the RV and Outdoor Retail segment from the Consumer Services and Plans segment to reflect the alignment and synergies of these businesses. The remaining portion of the former Consumer Services and Plans segment is now called the Good Sam Services and Plans segment. The Company’s reportable segment financial information has been recast to reflect the updated reportable segment structure for all periods presented. See Note 18 – Segments Information to the Condensed Consolidated Financial Statements for further information about the

Company’s segments. The Company primarily provides Good Sam Services and Plans offerings under its Good Sam brand and provides RV and Outdoor Retail offerings primarily under its Camping World and Gander Outdoors brands. Within the Good Sam Services and Plans segment, the Company primarily derives revenue from the sale of the following offerings: emergency roadside assistance; property and casualty insurance programs; travel assist programs; extended vehicle service contracts; vehicle financing and refinancing; shows and events; and publications and directories. Within the RV and Outdoor Retail segment, the Company primarily derives revenue from the sale of new and used recreational vehicles (“RVs”); the sale of RV products and services, including the sale of parts, accessories, supplies and services for RVs; equipment, gear and supplies for camping, hunting, fishing, skiing, snowboarding, bicycling, skateboarding, marine and watersport and other outdoor activities; commissions on the finance and insurance contracts related to the sale of RVs; and Good Sam Club memberships and co-branded credit cards. The Company primarily operates in various regions throughout the United States and markets its products and services to RV owners and outdoor enthusiasts.

In connection with the Company’s previously announced plan to strategically shift its business away from locations where the Company does not have the ability or where it is not feasible to sell and/or service RVs (see Note 4 – Restructuring and Long-lived Asset Impairment), the Company has reduced its number of retail locations to 209 as of September 30, 2019 from 227 as of September 30, 2018. From September 30, 2018 to September 30, 2019, the Company opened 18 locations, closed 23 locations, divested 13 specialty outdoor retail locations, and converted 10 stand-alone stores to co-habited locations. The table below summarizes the Company’s store locations from September 30, 2018 to September 30, 2019:

	Co-habited	Stand-alone	Stand-alone	Stand-alone
	RV and Outdoor	RV Retail	Outdoor	Specialty
	Retail locations	locations	Retail locations	Retail locations	Total
Store locations as of September 30, 2018	120	15	70	22	227
Opened	11	5	—	2	18
Closed / divested	(3)	(5)	(11)	(17)	(36)
Converted	10	—	(10)	—	—
Store locations as of September 30, 2019	138	15	49	7	209

Reclassifications of Prior Period Amounts

Certain prior-period amounts have been reclassified to conform to the current period presentation. Specifically, as discussed in Note 18 — Segment Information, the Company has made changes to its operating segments and transferred certain assets relating to the Good Sam Club and co-branded credit card from its Good Sam Services and Plans segment to its RV and Outdoor Retail segment. Additionally, as a result of these changes, the Company has updated its disaggregated revenue categories to the following:

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

Revisions for Correction of Immaterial Errors

In connection with the preparation of the financial statements for the year ended December 31, 2018, the Company identified errors in its Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2018 that related primarily to i) the cancellation reserve for certain of its finance and insurance offerings within the former Dealership segment in other current liabilities and other long-term liabilities, ii) the calculation of the Tax Receivable Agreement liability that arose from transactions in 2017, iii) the classification in the condensed consolidated statement of cash flows of non-cash capital expenditures included in accounts payable and non-cash leasehold improvements paid by lessor in other, net, and iv) the adoption of Accounting Standards Codification (“ASC”) No. 606, Revenue from Contracts with Customers (“ASC 606”) on January 1, 2018. The Company corrected the errors in the accompanying Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2018. The Company believes the correction of the errors is immaterial to the previously issued Condensed Consolidated Financial Statements.

The Company revised stockholders’ equity as of January 1, 2018 to correct these errors as of the beginning of the earliest year presented in these Condensed Consolidated Financial Statements, resulting in a decrease of $19.1 million from the previously reported amount of $90.8 million to the correct amount of $71.8 million. The condensed consolidated statement of stockholders’ equity has been revised to reflect the correction of the distributions to holders of LLC common units and non-controlling interest adjustments of $10.2 million and $8.7 million for the three months ended June 30, 2018 and September 30, 2018, respectively, related to the errors described above.

The following table presents the effect of the error corrections on the condensed consolidated statement of operations for the period indicated:

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
($ in thousands except per share amounts)	As Reported	Adjustment	As Corrected	As Reported	Adjustment	As Corrected
Revenue - Finance and insurance, net	109,459	(3,241)	106,218	325,368	(9,845)	315,523
Total revenue	1,312,727	(3,241)	1,309,486	3,819,469	(9,845)	3,809,624
Costs applicable to revenue - Good Sam services and plans(1)	18,586	(57)	18,529	56,650	—	56,650
Costs applicable to revenue - Good Sam Club(1)	2,913	57	2,970	8,406	—	8,406
Income from operations	83,903	(3,241)	80,662	253,882	(9,844)	244,038
Other income (expense)	—	2	2	—	—	—
Income before income taxes	59,294	(3,239)	56,055	177,706	(9,844)	167,862
Income tax expense	(11,385)	1,485	(9,900)	(30,706)	(321)	(31,027)
Net income	47,909	(1,754)	46,155	147,000	(10,165)	136,835
Net income attributable to non-controlling interests	(33,893)	1,861	(32,032)	(101,772)	5,663	(96,109)
Net income attributable to Camping World Holdings, Inc.	14,016	107	14,123	45,228	(4,502)	40,726
Earnings per share of Class A common stock:
Basic	$0.38	$—	$0.38	$1.22	$(0.12)	$1.10
Diluted	$0.38	$—	$0.38	$1.20	$(0.10)	$1.10
(1)	Amounts were combined and previously reported as costs applicable to revenue - consumer services and plans prior to reclassifications made for changes in segment reporting as disclosed in Note 18 – Segments Information.

The following table presents the effect of the error corrections on the condensed consolidated statement of cash flows for the period indicated:

	Nine Months Ended September 30, 2018
($ in thousands except per share amounts)	As Reported	Adjustment	As Corrected
Net income	$147,000	$(10,165)	$136,835
Deferred income taxes	7,300	321	7,621
Receivables and contracts in transit	(56,321)	203	(56,118)
Inventories	(37,364)	(5,266)	(42,630)
Prepaid expenses and other assets	230	5,266	5,496
Accounts payable and other accrued expenses	122,483	1,959	124,442
Deferred revenue and gains	17,288	2,040	19,328
Other	4,383	8,657	13,040
Net cash provided by operating activities	251,058	3,015	254,073
Purchases of property and equipment	(105,408)	(3,014)	(108,422)
Net cash used in investing activities	(286,784)	(3,014)	(289,798)

Use of Estimates

The preparation of these unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. The Company bases its estimates and judgments on historical experience and other assumptions that management believes are reasonable. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ materially from these estimates. The Company periodically evaluates estimates and assumptions used in the preparation of the financial statements and makes changes on a prospective basis when adjustments are necessary. Significant estimates made in the accompanying unaudited condensed consolidated financial statements include certain assumptions related to accounts receivable, inventory, goodwill, intangible assets, long lived assets, long-lived asset impairments, program cancellation reserves, and accruals related to self-insurance programs, estimated tax liabilities and other liabilities.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation–Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). This standard simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The Company adopted the amendments of this ASU on January 1, 2019 and the adoption did not materially impact its consolidated financial statements, results of operations, or statements of cash flows.

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

2. Revenue

Contract Assets

As of September 30, 2019 and December 31, 2018, a contract asset of $6.7 million and $6.3 million, respectively, relating to RV service revenues was included in accounts receivable in the accompanying unaudited condensed consolidated balance sheet.

Deferred Revenues

As of September 30, 2019, the Company has unsatisfied performance obligations relating to multi-year plans for its Good Sam Club, roadside assistance, Coast to Coast memberships, and magazine publication revenue streams. The total unsatisfied performance obligation for these revenue streams at September 30, 2019 for the periods during which the Company expects to recognize the amounts as revenue are presented as follows (in thousands):

As of
September 30, 2019
2019	$39,703
2020	61,080
2021	23,528
2022	12,013
2023	6,331
Thereafter	11,066
Total	$153,721

3. Inventories and Floor Plan Payable

Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2019	2018
Good Sam services and plans	$—	$459
New RVs	874,168	1,017,910
Used RVs	163,348	124,527
Products, parts, accessories and miscellaneous	342,698	416,074
	$1,380,214	$1,558,970

New and used RV inventory, included in the RV and Outdoor Retail segment, are primarily financed by floor plan arrangements through a syndication of banks. The arrangements are collateralized by substantially all of the assets of FreedomRoads, LLC (“FR”), a wholly owned subsidiary of FreedomRoads, which operates the RV dealerships, and bear interest at one-month London Interbank Offered Rate (“LIBOR”) plus 2.15% as of September 30, 2019 and as of December 31, 2018. LIBOR was 2.10% at September 30, 2019 and 2.35% as of December 31, 2018. Borrowings are tied to specific vehicles and principal is due upon the sale of the related vehicle.

As of September 30, 2019 and December 31, 2018, FR maintained floor plan financing through the Seventh Amended and Restated Credit Agreement (“Floor Plan Facility”). On October 8, 2019, FR entered into a Second Amendment to the Seventh Amended and Restated Credit Agreement (the “Amendment”). The Amendment reduces the total commitment under the Floor Plan Facility to $1.38 billion and extends the maturity date of the Floor Plan Facility from December 12, 2020 to March 15, 2023, among other immaterial changes. The applicable borrowing rate margin on LIBOR and base rate loans ranges from 2.05% to 2.50% and 0.55% and 1.00%, respectively, based on the consolidated current ratio at FR. The Floor Plan Facility at September 30, 2019 allowed FR to borrow (a) up to $1.415 billion under a floor plan facility, (b) up to $15.0 million under a letter of credit facility and (c) up to a maximum amount outstanding of $60.0 million under the revolving line of credit, which maximum amount outstanding will decrease by $3.0 million on the last day of each fiscal quarter, commencing with the fiscal quarter ending March 31, 2020.

The Floor Plan Facility includes a flooring line aggregate interest reduction (“Flair”) offset account that allows the Company to transfer cash as an offset to the payable under the Floor Plan Facility. These transfers reduce the amount of liability outstanding under the floor plan notes payable that would otherwise accrue interest, while retaining the ability to transfer amounts from the Flair offset account into the Company’s operating cash accounts. As a result of using the Flair offset account, the Company experiences a reduction in floor plan interest expense in its consolidated statements of income.

The credit agreement governing the Floor Plan Facility contains certain financial covenants. FR was in compliance with all debt covenants at September 30, 2019 and December 31, 2018.

The following table details the outstanding amounts and available borrowings under the Floor Plan Facility as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30,	December 31,
	2019	2018
Floor Plan Facility
Notes payable - floor plan:
Total commitment	$1,415,000	$1,415,000
Less: borrowings, net	(693,889)	(885,980)
Less: flooring line aggregate interest reduction account	(156,751)	(97,757)
Additional borrowing capacity	564,360	431,263
Less: accounts payable for sold inventory	(55,804)	(33,928)
Less: purchase commitments	(33,962)	(22,530)
Unencumbered borrowing capacity	$474,594	$374,805

Revolving line of credit:	$60,000	$60,000
Less borrowings	(46,340)	(38,739)
Additional borrowing capacity	$13,660	$21,261

Letters of credit:
Total commitment	$15,000	$15,000
Less: outstanding letters of credit	(10,280)	(10,380)
Additional letters of credit capacity	$4,720	$4,620

4. Restructuring and Long-lived Asset Impairment

Restructuring

On September 3, 2019, the Board of Directors of CWH approved a plan to strategically shift its business away from locations where the Company does not have the ability or where it is not feasible to sell and/or service RVs (the “2019 Strategic Shift”). As of September 3, 2019, the Company operated 37 locations that do not sell and/or service RVs but sell an assortment of outdoor lifestyle products (the “Outdoor Lifestyle Locations”), and had an additional five Outdoor Lifestyle Locations that were previously closed or had not opened as of that date. In addition, the Company operated seven specialty retail locations operated by TheHouse.com, an indirect wholly-owned subsidiary of the Company.

Of the Outdoor Lifestyle Locations operating at September 3, 2019, the Company closed three locations during September 2019 and currently expects to either sell, divest, repurpose, relocate or close 28 of the remaining Outdoor Lifestyle Locations, at which sales and/or service of RVs cannot be performed, and two of the seven specialty retail locations operated by TheHouse.com. The Company was able to, or is in the process of, acquiring and/or obtaining the developmental consents, approvals and permits necessary for the sale and/or service of RVs at six of the Outdoor Lifestyle Locations. As part of the 2019 Strategic Shift, the Company has evaluated the impact on the Company’s supporting infrastructure and operations, which included rationalizing inventory levels and composition, closing one of its distribution centers, and realigning other resources. The Company expects the majority of the store closures and/or divestitures related to the

2019 Strategic Shift to be completed by January 31, 2020.The Company will have a reduction of headcount and labor costs for those locations that are sold, divested or closed and the Company expects to incur material charges associated with the activities contemplated under the 2019 Strategic Shift. In connection with the 2019 Strategic Shift, the Company expects to incur costs relating to one-time employee termination benefits of $1.0 million, contract termination costs of between $10.0 million and $15.0 million, incremental inventory reserve charges of $27.3 million, and other associated costs of between $4.0 million and $6.0 million.

The following table details the costs incurred associated with the 2019 Strategic Shift (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Restructuring costs:
One-time termination benefits(1)	$182	$182
Incremental inventory reserve charges(2)	27,306	27,306
Other associated costs(3)	236	236
Total restructuring costs	$27,724	$27,724

(1)	These costs were included in selling, general, and administrative expenses in the condensed consolidated statements of operations.
(2)	These costs were included in costs applicable to revenue – products, services and other in the condensed consolidated statements of operations.
(3)	For the three and nine months ended September 30, 2019, costs of approximately $170,000 were included in costs applicable to revenue – products, services and other, and $66,000 were included in selling, general, and administrative expenses in the condensed consolidated statements of operations.

The following table details changes in the restructuring accrual associated with the 2019 Strategic Shift (in thousands):

	One-time	Contract	Other
	Termination	Termination	Associated
	Benefits	Costs	Costs	Total
Balance at June 30, 2019	$—	$—	$—	$—
Charged to expense	182	—	236	418
Balance at September 30, 2019	$182	$—	$236	$418

The Company evaluated the requirements of ASC No. 205-20, Presentation of Financial Statements – Discontinued Operations relative to the 2019 Strategic Shift and determined that discontinued operations treatment is not applicable. Accordingly, the results of operations of the locations impacted by the 2019 Strategic Shift are reported as part of continuing operations in the accompanying unaudited condensed consolidated financial statements.

Long-lived Asset Impairment

During the three months ended September 30, 2019, the Company had indicators of impairment of the long-lived assets for certain of its locations, primarily those locations discussed above related to the 2019 Strategic Shift. For locations that failed the recoverability test based on an analysis of undiscounted cash flows, the Company estimated the fair value of the locations based on a discounted cash flow analysis. After performing the long-lived asset impairment test for these locations, the Company determined that 38 locations within the RV and Outdoor Retail segment had long-lived assets that were impaired. Of these 38 locations with long-lived assets that were impaired, two locations were unrelated to the 2019 Strategic Shift, 26 locations were Outdoor Lifestyle Locations that were operating at September 30, 2019, seven locations were Outdoor Lifestyle Locations that were closed as of September 30, 2019, and three locations were specialty retail locations operated by TheHouse.com. The long-lived asset impairment charge, subject to limitations described below, was calculated as the amount that the carrying value of the locations exceeded the estimated fair value. The calculated long-lived asset impairment charge was allocated to each of the categories of long-lived assets at each location pro rata based on the long-lived assets’ carrying values, except that individual assets cannot be impaired below their individual fair values when that fair value can be determined without undue cost and effort. For most of these locations, the operating lease right-of-use assets and furniture and equipment were written down to their individual fair values and the remaining impairment charge was allocated to the remaining long-lived assets up to the fair value estimated on these assets based on liquidation value estimates.

During the three months ended September 30, 2019, the Company recorded long-lived asset impairment charges relating to leasehold improvements, furniture and equipment, and operating lease right-of-use assets of $16.9 million, $23.7 million, and $9.4 million, respectively. Of the $50.0 million long-lived asset impairment charge during the three months ended September 30, 2019, $48.3 million related to the 2019 Strategic Shift discussed above.

5. Goodwill and Intangible Assets

Goodwill

The following is a summary of changes in the Company’s goodwill by segment for the nine months ended September 30, 2019 (in thousands):

	Good Sam
	Services and	RV and
	Plans	Outdoor Retail	Consolidated
Balance as of December 31, 2018	$50,320	$308,797	$359,117
Acquisitions (1)	—	28,198	28,198
Transfers of assets between reporting units	(26,491)	26,491	—
Divestitures (2)	—	(400)	(400)
Balance as of September 30, 2019	$23,829	$363,086	$386,915

(1)	See Note 11 — Acquisitions.
(2)	Goodwill was allocated to 13 specialty retail locations within the RV and Outdoor Retail segment based on relative fair value. These 13 specialty retail locations were divested during the three months ended September 30, 2019.

The Company evaluates goodwill for impairment on an annual basis as of the beginning of the fourth quarter, or more frequently if events or changes in circumstances indicate that the Company’s goodwill or indefinite-lived intangible assets might be impaired. The Company assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then it is required to calculate the fair value of the reporting unit and compare the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the Company records an impairment of goodwill equal to the amount that the carrying amount of a reporting unit exceeds its fair value.

During the three months ended September 30, 2019, the Company performed an interim goodwill impairment test of its RV and Outdoor Retail reporting unit. The fair value of the RV and Outdoor Retail reporting unit was substantially above its respective carrying amount, therefore, no goodwill impairment was recorded.

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

Intangible Assets

Finite–lived intangible assets and related accumulated amortization consisted of the following at September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019
	Cost or	Accumulated
	Fair Value	Amortization	Net
Good Sam Services and Plans:
Membership and customer lists	$9,140	$(7,773)	$1,367
RV and Outdoor Retail:
Customer lists and domain names	3,415	(2,316)	1,099
Trademarks and trade names	28,955	(4,381)	24,574
Websites	5,990	(1,644)	4,346
	$47,500	$(16,114)	$31,386

	December 31, 2018
	Cost or	Accumulated
	Fair Value	Amortization	Net
Good Sam Services and Plans:
Membership and customer lists	$9,140	$(7,174)	$1,966
RV and Outdoor Retail:
Customer lists and domain names	3,415	(1,559)	1,856
Trademarks and trade names	29,304	(2,853)	26,451
Websites	6,074	(1,063)	5,011
	$47,933	$(12,649)	$35,284

6. Long-Term Debt

Outstanding long-term debt consisted of the following (in thousands):

	September 30,	December 31,
	2019	2018
Term Loan Facility (1)	$1,150,170	$1,156,345
Real Estate Facility (2)	20,044	9,520
Subtotal	1,170,214	1,165,865
Less: current portion	(14,143)	(12,977)
Total	$1,156,071	$1,152,888

(1)	Net of $4.6 million and $5.4 million of original issue discount at September 30, 2019 and December 31, 2018, respectively, and $11.3 million and $13.4 million of finance costs at September 30, 2019 and December 31, 2018, respectively.
(2)	Net of $0.2 million and $0.2 million of finance costs at September 30, 2019 and December 31, 2018, respectively.

Senior Secured Credit Facilities

As of September 30, 2019 and December 31, 2018, CWGS Group, LLC (the “Borrower”), a wholly owned subsidiary of CWGS, LLC, was party to a credit agreement (as amended from time to time, the “Credit Agreement”) for a senior secured credit facility (the “Senior Secured Credit Facilities”). The Senior Secured Credit Facilities consist of a term loan facility (the “Term Loan Facility”) and a $35.0 million revolving credit facility (the “Revolving Credit Facility”). The funds available under the Revolving Credit Facility may be utilized for borrowings or letters of credit; however, a maximum of $15.0 million may be allocated to such letters of credit. The Revolving Credit Facility matures on November 8, 2021, and the Term Loan Facility matures on November 8, 2023. The Term Loan Facility requires mandatory principal payments in equal quarterly installments of $3.0 million. Additionally, the Company is required to prepay the term loan borrowings in an aggregate amount equal to 50% of excess cash flow, as defined in the Credit Agreement, for such fiscal year depending on the Total Leverage Ratio.

As of September 30, 2019, the average interest rate on the Term Loan Facility was 4.85%. As of September 30, 2019, the Company had $9.4 million available for borrowing and letters of credit in the aggregate amount of $3.7 million outstanding under the Revolving Credit Facility, as a result of the 30% threshold described below. As of September 30, 2019, a principal balance of $1.2 billion was outstanding under the Term Loan Facility and no amounts were outstanding on the Revolving Credit Facility other than the letters of credit in the aggregate amount of $3.7 million.

The Senior Secured Credit Facilities are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by each of the Company’s existing and future domestic restricted subsidiaries with the exception of FreedomRoads Intermediate Holdco, LLC, the direct parent of FR, and FR and its subsidiaries. The Credit Agreement contains certain restrictive covenants pertaining to, but not limited to, mergers, changes in the nature of the business, acquisitions, additional indebtedness, sales of assets, investments, and the prepayment of dividends subject to certain limitations and minimum operating covenants. Additionally, management has determined that the Senior Secured Credit Facilities include subjective acceleration clauses which could impact debt classification. Management has determined that no events have occurred at September 30, 2019, including the internal control material weaknesses, that would trigger a subjective acceleration clause.

The Credit Agreement requires the Borrower and its subsidiaries to comply on a quarterly basis with a maximum Total Leverage Ratio (as defined in the Credit Agreement), which covenant is in effect only if, as of the end of each calendar quarter, the aggregate amount of borrowings under the revolving credit facility (including swingline loans), letters of credit and unreimbursed letter of credit disbursements outstanding at such time (minus the lesser of (a) $5.0 million and (b) letters of credit outstanding) is greater than 30% of the aggregate amount of the Revolving Lenders’ Revolving Commitments (minus the lesser of (a) $5.0 million and (b) letters of credit outstanding), as defined in the Credit Agreement. As of September 30, 2019, the Company was not subject to this covenant as borrowings under the Revolving Credit Facility did not exceed the 30% threshold. At September 30, 2019, the Company would not have met this covenant if the Company had exceeded the 30% threshold. As such, the Company’s borrowing capacity under the Revolving Credit Facility at September 30, 2019 was limited to $9.4 million of additional borrowings. The Company was in compliance with all applicable debt covenants at September 30, 2019 and December 31, 2018.

Real Estate Facility

As of September 30, 2019 and December 31, 2018, Camping World Property, Inc. (the ‘‘Real Estate Borrower’’), an indirect wholly-owned subsidiary of CWGS, LLC, and CIBC Bank USA (“Lender”), were party to a loan and security agreement for a real estate credit facility with an aggregate maximum principal amount of $21.5 million (“Real Estate Facility”). Borrowings under the Real Estate Facility are guaranteed by CWGS Group, LLC, a wholly-owned subsidiary of CWGS, LLC. The Real Estate Facility may be used to finance the acquisition of real estate assets. The Real Estate Facility is secured by first priority security interest on the real estate assets acquired with the proceeds of the Real Estate Facility (“Real Estate Facility Properties”). The Real Estate Facility matures on October 31, 2023.

As of September 30, 2019, the average interest rate on the Real Estate Facility was 5.25% with a commitment fee of 0.50% of the aggregate unused principal amount of the Real Estate Facility. As of September 30, 2019, the Company had no available capacity under the Real Estate Facility. As of September 30, 2019, a principal balance of $20.3 million was outstanding under the Real Estate Facility.

The Real Estate Facility is subject to certain cross default provisions, a debt service coverage ratio, and other customary covenants. The Company was in compliance with all debt covenants at September 30, 2019 and December 31, 2018.

7. Leases

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

The Company leases most of the properties for its RV and outdoor retail locations through 274 operating leases. The Company also leases billboards and certain of its equipment primarily through operating leases. The related right-of-use (“ROU”) assets for these operating leases are included in operating lease assets. The Company has one finance lease for equipment, which is not material.

As of September 30, 2019, the weighted-average remaining lease term and weighted-average discount rate of operating leases was 13.2 years and 7.6%, respectively.

The following presents certain information related to the costs for operating leases during 2019:

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Operating lease cost	$30,469	$91,287
Short-term lease cost	851	2,437
Variable lease cost	550	1,652
Sublease income	(480)	(996)
Net lease costs	$31,390	$94,380

The following presents supplemental cash flow information related to leases during 2019:

Nine Months Ended
September 30, 2019
Cash paid for amounts included in the measurement of lease liability:
Operating cash flows for operating leases	$90,835

ROU assets obtained in exchange for lease liabilities:
Operating leases	$86,349

The following reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities on the balance sheet as of September 30, 2019:

Operating
Leases
2019	$31,119
2020	123,467
2021	122,212
2022	117,288
2023	113,744
Thereafter	958,629
Total lease payments	1,466,459
Less: Imputed interest	(557,300)
Total lease obligations	909,159
Less: Current portion	(58,211)
Noncurrent lease obligations	$850,948

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

For the three and nine months ended September 30, 2018, $28.5 million and $83.6 million of rent expense was charged to costs and expenses, respectively.

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

	Fair Value	September 30, 2019		December 31, 2018
($ in thousands)	Measurement	Carrying Value	Fair Value	Carrying Value	Fair Value
Term Loan Facility	Level 2	$1,150,170	$994,100	$1,156,345	$1,116,338
Floor Plan Facility Revolving Line of Credit	Level 2	46,340	43,026	38,739	40,139
Real Estate Facility	Level 2	20,044	21,822	9,520	10,850

9. Commitments and Contingencies

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

The Ronge and Strougo Complaints were consolidated and lead plaintiffs appointed by the court. On February 27, 2019, lead plaintiffs filed a consolidated complaint against the Company, certain of its officers, directors, Crestview Partners II GP, L.P. and Crestview Advisors, L.L.C., and the underwriters of the May and October 2017 secondary offerings of the Company’s Class A common stock (the “Consolidated Complaint”). The Consolidated Complaint alleges violations of Sections 11 and 12(a)(2) of the Securities Act of 1933, as well as Section 10(b) of the Securities Exchange Act of 1934, as amended, and rule 10b-5 thereunder, based on allegedly materially misleading statements or omissions of material facts necessary to make certain statements not misleading related to the business, operations, and management of the Company. Additionally, it alleges that certain of the Company’s officers and directors, Crestview Partners II GP, L.P., and Crestview Advisors, L.L.C. violated Section 15 of the Securities Act of 1933 and Section 20(a) of the Securities Exchange Act of 1934, as amended, by allegedly acting as controlling persons of the Company. The lawsuit brings claims on behalf of a putative class of purchasers of the Company’s Class A common stock between March 8, 2017 and August 7, 2018, and seeks compensatory damages, rescission, attorneys’

fees and costs, and any equitable or injunctive relief the court deems just and proper. On May 17, 2019, the Company, along with the other defendants, moved to dismiss the Consolidated Complaint.

While the Company believes it has meritorious defenses to the claims of the plaintiffs and members of the putative class, the Company has been engaged in a mediation session with the plaintiffs in the Consolidated Complaint in an effort to avoid the uncertainty and expense of litigation. Any losses that the Company believes are probable are expected to be covered directly by the Company’s applicable insurance policies. The Company is not currently able to estimate a range of reasonably possible loss in excess of any amount that would be paid directly by the Company’s insurance carriers. Moreover, no assurance can be made that this matter either individually or together with the potential for similar suits, will not result in a material financial exposure in excess of insurance coverage, which could have a material adverse effect upon the Company's financial condition and results of operations.

On December 12, 2018, a putative class action complaint styled International Union of Operating Engineers Benefit Funds of Eastern Pennsylvania and Delaware v. Camping World Holdings Inc., et al. was filed in the Supreme Court of the State of New York, New York County, on behalf of all purchasers of Camping World Class A common stock issued pursuant and/or traceable to a secondary offering of such securities in October 2017 (“IUOE Complaint”). The IUOE Complaint names as defendants the Company, and certain of its officers and directors, among others, and alleges violations of Sections 11, 12(a), and 15 of the Securities Act of 1933 based on allegedly materially misleading statements or omissions of material facts necessary to make certain statements not misleading and seeks compensatory damages, including prejudgment and post-judgement interest, attorneys’ fees and costs, and any equitable or injunctive relief the court deems just and proper, including rescission. On February 28, 2019, the Company, along with the other defendants, moved to dismiss this action. The parties argued the merits of defendants’ motion to dismiss before the Supreme Court of the State of New York, Commercial Division, on September 6, 2019. The Company believes it has meritorious defenses to the claims of the plaintiffs and members of the putative class, and any liability for the alleged claims is not currently probable or reasonably estimable.

On February 22, 2019, a putative class action complaint styled Daniel Geis v. Camping World Holdings, Inc., et al. was filed in the Circuit Court of Cook County, Illinois, Chancery Division, on behalf of all purchasers of Camping World Class A common stock in and/or traceable to the Company’s initial public offering on October 6, 2016 (“Geis Complaint”). The Geis Complaint names as defendants the Company, certain of its officers and directors, and the underwriters of the offering, and alleges violations of Sections 11, 12(a)(2), and 15 of the Securities Act of 1933 based on allegedly materially misleading statements or omissions of material facts necessary to make certain statements not misleading. The Geis Complaint seeks compensatory damages, prejudgment and post-judgment interest, attorneys’ fees and costs, and any other and further relief the court deems just and proper. On April 19, 2019, the Company, along with the other defendants, moved to dismiss this action. The parties argued the merits of defendants’ motion to dismiss before the Circuit Court of Cook County, Illinois, Chancery Division on August 20, 2019. On August 26, 2019, the Court stayed the Geis Complaint pending resolution of the motion to dismiss the Consolidated Complaint that is pending in the United States District Court for the Northern District of Illinois. The Company believes it has meritorious defenses to the claims of the plaintiff and members of the putative class, and any liability for the alleged claims is not currently probable or reasonably estimable.

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

On April 17, 2019, a shareholder derivative suit styled Lincolnshire Police Pension Fund v. Camping World Holdings, Inc., et al., was filed in the Court of Chancery of the State of Delaware, alleging breaches of fiduciary duty for alleged failure to implement effective disclosure controls and internal controls over financial reporting and to properly oversee certain acquisitions and for alleged insider trading and unjust enrichment for compensation received during that time (the “LPPF Complaint”). The LPPF Complaint names the Company as nominal defendant, and names certain of the Company’s officers and directors, among others, as defendants and seeks compensatory damages, extraordinary equitable and/or injunctive relief, restitution and disgorgement, attorneys’ fees and costs, and any other and further relief the court deems just and proper. On May 30, 2019, the Court granted the parties’ joint motion to consolidate the Hunnewell and LPPF Complaints (as well as any future filed actions relating to the subject matter) and stay the newly consolidated action pending the resolution of defendants’ motion to dismiss the Consolidated Complaint pending in the United States District Court for the Northern District of Illinois. The Company believes it has meritorious defenses to the claims of the plaintiffs, and any liability for the alleged claims is not currently probable or reasonably estimable.

On August 6, 2019, two shareholder derivative suits, styled Janssen v. Camping World Holdings, Inc., et al., and Sandler v. Camping World Holdings, Inc. et al., were filed in the U.S. District Court of Delaware. Both actions name the Company as a nominal defendant, and name certain of the Company’s officers and directors, Crestview Partners II GP, L.P. and Crestview Advisors, L.L.C. as defendants, and allege: (i) violations of Section 14(a) of the Securities Exchange Act for issuing proxy statements that allegedly omitted material information and allegedly included materially false and misleading financial statements; (ii) violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934, seeking contribution for causing the Company to issue allegedly false and misleading statements and/or allegedly omit material information in public statements and/or Company filings concerning the Company’s financial performance, the effectiveness of internal controls to ensure accurate financial reporting, and the success and profitability of the integration and rollout of Gander Outdoors stores; (iii) breaches of fiduciary duty, unjust enrichment, abuse of control, and gross mismanagement for allegedly causing or allowing the Company to disseminate to Camping World shareholders materially misleading and inaccurate information through the Company’s SEC filings; and (iv) breach of fiduciary duties for alleged insider selling and misappropriation of information (together, the “Janssen and Sandler Complaints”). The Janssen and Sandler Complaints seek restitutionary and/or compensatory damages, injunctive relief, disgorgement of all profits, benefits, and other compensation obtained by the certain of the Company’s officers and directors, attorneys’ fees and costs, and any other and further relief the court deems just and proper. On September 25, 2019, the Court granted the parties’ joint motion to consolidate the action and stay the action pending resolution of the motion to dismiss the Consolidated Complaint that is pending in the United States District Court for the Northern District of Illinois. The Company is only a nominal defendant in the Janssen and Sandler Complaints, and any liability for the alleged claims is not currently probable or reasonably estimable.

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

10. Statement of Cash Flows

Supplemental disclosures of cash flow information for the following periods (in thousands) were as follows:

	Nine Months Ended
	September 30,	September 30,
	2019	2018
Cash paid during the period for:
Interest	$81,647	$70,326
Income taxes	6,046	17,408
Non-cash investing activities:
Leasehold improvements paid by lessor	20,121	28,431
Vehicles transferred to property and equipment from inventory	575	780
Derecognition of non-tenant improvements	—	7,018
Capital expenditures in accounts payable and accrued liabilities	4,530	6,051
Non-cash financing activities:
Par value of Class A common stock issued in exchange for common units in CWGS, LLC	—	3
Par value of Class A common stock issued for vested restricted stock units	2	1

11. Acquisitions

During the nine months ended September 30, 2019 and 2018, subsidiaries of the Company acquired the assets or stock of multiple RV dealerships that constituted businesses under accounting rules. The Company used a combination of cash and floor plan financing to complete the acquisitions. The Company considers acquisitions of independent dealerships to be a fast and capital efficient alternative to opening new RV and Outdoor Retail locations to expand its business and grow its customer base. Additionally, the Company believes that its experience and scale allow it to operate these acquired dealerships more efficiently. The acquired businesses were recorded at their estimated fair values under the acquisition method of accounting. The balance of the purchase prices in excess of the fair values of net assets acquired were recorded as goodwill.

For the nine months ended September 30, 2019 and 2018, the Company purchased real property of $27.8 million and $100.1 million, respectively, of which $2.9 million and $23.6 million, respectively, was from parties related to the sellers of the businesses.

The estimated fair values of the assets acquired and liabilities assumed for the acquisitions consist of the following:

	Nine Months Ended September 30,		Estimated
($ in thousands)	2019	2018	Life
Tangible assets (liabilities) acquired (assumed):
Cash and cash equivalents	$—	$2,648
Contracts in transit	—	103
Accounts receivable, net	—	103
Inventory, net	19,871	40,856
Prepaid expenses and other assets	95	155
Property and equipment, net	360	818
Other assets	—	48
Accounts payable	(2)	(64)
Accounts payable and accrued liabilities	(113)	(1,440)
Other liabilities	—	(168)
Total tangible net assets acquired	20,211	43,059
Intangible assets acquired:
Trademarks and trade names	—	318	15 years
Membership and customer lists	—	766	4-7 years
Total intangible assets acquired	—	1,084
Goodwill	28,198	40,725
Purchase price	48,409	84,868
Cash and cash equivalents acquired	—	(2,648)
Cash paid for acquisitions, net of cash acquired	48,409	82,220
Inventory purchases financed via floor plan	(13,854)	(29,365)
Cash payment net of floor plan financing	$34,555	$52,855

The fair values above are preliminary relating to the nine months ended September 30, 2019 as they are subject to measurement period adjustments for up to one year from the date of acquisition as new information is obtained about facts and circumstances that existed as of the acquisition date relating to the valuation of the acquired assets. The primary items that generated the goodwill are the value of the expected synergies between the acquired businesses and the Company and the acquired assembled workforce, neither of which qualify for recognition as a separately identified intangible asset. For the nine months ended September 30, 2019 and 2018, $28.2 million and $24.3 million, respectively, of the acquired goodwill is expected to be deductible for tax purposes. Included in the nine months ended September 30, 2019 and 2018 consolidated financial results were $34.2 million and $65.5 million of revenue, respectively, and $1.3 million and $3.9 million of pre-tax loss, respectively, of the acquired dealerships from the applicable acquisition dates. Pro forma information on these acquisitions has not been included, because the Company has deemed them to not be individually or cumulatively material.

12. Income Taxes

CWH is organized as a Subchapter C corporation and, as of September 30, 2019, is a 42.0% owner of CWGS, LLC (see Note 14 — Stockholders’ Equity and Note 15 — Non-Controlling Interests). CWGS, LLC is organized as a limited liability company and treated as a partnership for federal tax purposes. On January 1, 2019, the Company transferred certain assets relating to its Good Sam Club and co-branded credit card from its indirect wholly-owned subsidiary, GSS, an LLC, to its indirect wholly-owned subsidiary, CWI, a corporation. As a result of this transfer, the Company recorded $14.4 million of estimated deferred income tax expense during the nine months ended September 30, 2019 due to the revaluation of certain deferred tax assets and related changes in valuation allowance. Additionally, unrelated to the transfer described above, the Company recorded $1.1 million of deferred income tax expense during the three months ended March 31, 2019 resulting from an estimated decrease in its state income tax rates.

For the three and nine months ended September 30, 2019, the Company’s effective income tax rate was negative as a result of incurring income tax expense on a loss before income taxes for both periods. For the three months ended September 30, 2019, income tax expense decreased to $6.4 million from $9.9 million for the three months ended September 30, 2018 primarily as a result of lower income incurred at CWGS, LLC for which the Company is subject to U.S. federal and state taxes on its allocable share. For the nine months ended September 30, 2019, income tax expense of $37.5 million increased from $31.0 million for the nine months ended September 30, 2018 primarily due to the $14.4 million of estimated deferred income tax expense related to the transfers of assets described above, operating losses recorded by CWI for which no tax benefit can be recognized, partially offset by lower income incurred at CWGS, LLC for which the Company is subject to U.S. federal and state taxes on its allocable share. For the three and nine months ended September 30, 2018, the Company’s effective income tax rate was 17.7% and 18.5%, respectively. The Company's effective income tax rate for the three and nine months ended September 30, 2018 was lower than the federal statutory rate of 21.0% primarily due to a portion of the Company’s earnings being attributable to non-controlling interests in limited liability companies which are not subject to corporate level taxes.

The Company evaluates its deferred tax assets on a quarterly basis to determine if they can be realized and establishes valuation allowances when it is more likely than not that all or a portion of the deferred tax assets may not be realized. At September 30, 2019 and December 31, 2018, the Company determined that all of its deferred tax assets, except those pertaining to CWI and the direct investment in CWGS, LLC, are more likely than not to be realized. The Company maintains a full valuation allowance against the deferred tax assets of CWI, since it was determined that it is more likely than not, based on available objective evidence, that CWI would have insufficient taxable income in the current or carryforward periods under the tax laws to realize the future tax benefits of its deferred tax assets. The Company also maintains a valuation allowance against the portion of the deferred tax asset pertaining to its direct investment in CWGS, LLC.

On October 6, 2016, the Company entered into a tax receivable agreement (the “Tax Receivable Agreement”) that provides for the payment by the Company to the Continuing Equity Owners and Crestview Partners II GP, L.P. of 85% of the amount of tax benefits, if any, that the Company actually realizes, or in some circumstances is deemed to realize, as a result of (i) increases in the tax basis from the purchase of common units from Crestview Partners II GP, L.P. in exchange for Class A common stock in connection with the consummation of the IPO and the related transactions and any future redemptions that are funded by the Company and any future redemptions or exchanges of common units by Continuing Equity Owners as described above and (ii) certain other tax benefits attributable to payments made under the Tax Receivable Agreement. The above payments are predicated on CWGS, LLC making an election under Section 754 of the Internal Revenue Code effective for each tax year in which a redemption or exchange (including a deemed exchange) of common units for cash or stock occur. These tax benefit payments are not conditioned upon one or more of the Continuing Equity Owners or Crestview Partners II GP, L.P. maintaining a continued ownership interest in CWGS, LLC. In general, the Continuing Equity Owners’ or Crestview Partners II GP, L.P.’s rights under the Tax Receivable Agreement are assignable, including to transferees of its common units in CWGS, LLC (other than the Company as transferee pursuant to a redemption or exchange of common units in CWGS, LLC). The Company expects to benefit from the remaining 15% of the tax benefits, if any, which may be realized. During the three months ended September 30, 2019 and 2018, zero and 42,200 common units in CWGS, LLC, respectively, were exchanged for Class A common stock subject to the provisions of the Tax Receivable Agreement. During the nine months ended September 30, 2019 and 2018, 5,725 and 215,486 common units in CWGS, LLC, respectively, were exchanged for Class A common stock subject to the provisions of the Tax Receivable Agreement. The Company recognized a liability for the Tax Receivable Agreement payments due to those parties that redeemed common units, representing 85% of the aggregate tax benefits the Company expects to realize from the tax basis increases related to the exchange, after concluding it was probable that the Tax Receivable Agreement payments would be paid based on estimates of future taxable income. As of September 30, 2019 and December 31, 2018, the amount of Tax Receivable Agreement payments due under the Tax Receivable Agreement was $116.3 million and $134.2 million, respectively, of which $6.8 million and $9.4 million, respectively, was included in the current portion of the Tax Receivable Agreement liability in the Condensed Consolidated Balance Sheets.

As a result of transferring certain assets relating to its Good Sam Club and co-branded credit card from GSS to CWI, as described above, the Company re-evaluated the impact on its Tax Receivable Agreement liability related to the reduction of future expected tax amortization. The reduction in future expected tax amortization reduced the Tax Receivable Agreement liability by $7.2 million during the nine months ended September 30, 2019. Unrelated to the transfer described above, the Tax Receivable Agreement liability was reduced by an additional $1.1 million during the nine months ended September 30, 2019 for changes in estimated state income tax rates applicable to CWH. As a result of these adjustments to the Tax Receivable Agreement liability, the Company recorded approximately $8.5 million of other income in the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2019.

13. Related Party Transactions

Transactions with Directors, Equity Holders and Executive Officers

FreedomRoads leases various retail locations from managers and officers. During the three months ended September 30, 2019 and 2018, the related party lease expense for these locations was $0.5 million and $0.5 million, respectively. During the nine months ended September 30, 2019 and 2018, the related party lease expense for these locations was $1.5 million and $1.5 million, respectively.

In January 2012, FreedomRoads entered into a lease (the “Original Lease”) with respect to the Company’s Lincolnshire, Illinois offices, which was amended in March 2013 in connection with the Company’s leasing of additional premises within the same office building (the “Expansion Lease”). The Original Lease is payable in 132 monthly payments of base rent equal to approximately $29,000, which commenced in April 2013, subject to annual increases. The Expansion Lease is payable in 132 monthly payments of base rent equal to approximately $2,500, which commenced in May 2013, subject to annual increases. Marcus A. Lemonis, the Company’s Chairman and Chief Executive Officer, has personally guaranteed both leases. During the three months ended September 30, 2019 and 2018, the Company made payments of approximately $0.2 million and $0.2 million, respectively, in connection with the Original Lease, which included approximately $0.1 million and $0.1 million, respectively, for common area maintenance charges on the Original Lease, and the Company made payments of approximately $9,000 and $9,000, respectively, in connection with the Expansion Lease. During the nine months ended September 30, 2019 and 2018, the Company made payments of approximately $0.5 million and $0.5 million, respectively, in connection with the Original Lease, which included approximately $0.2 million and $0.2 million, respectively, for common area maintenance charges on the Original Lease, and the Company made payments of approximately $26,000 and $26,000, respectively, in connection with the Expansion Lease.

The Company paid Kaplan, Strangis and Kaplan, P.A., of which Andris A. Baltins is a member, $0.1 million and $0.2 million during the nine months ended September 30, 2019 and 2018, respectively, for legal services.

Other Transactions

The Company does business with certain companies in which Mr. Lemonis has a direct or indirect material interest. The Company purchased fixtures for interior store sets at the Company’s retail locations from Precise Graphix, LLC (“Precise Graphix”). Mr. Lemonis has a 33% economic interest in Precise Graphix and the Company paid Precise Graphix $0.4 million and $0.8 million for the three months ended September 30, 2019 and 2018, respectively, and $1.3 million and $4.4 million for the nine months ended September 30, 2019 and 2018, respectively. The Company purchased point of purchase and visual merchandise displays from JD Custom Design (“JD Custom”) for use in Camping World’s retail store operations. Mr. Lemonis is a holder of 52% of the combined voting power in JD Custom and the Company paid JD Custom $0 and $0.1 million for the three months ended September 30, 2019 and 2018, respectively, and $0 and $0.4 million for the nine months ended September 30, 2019 and 2018, respectively.

The Company does business with certain companies in which Stephen Adams, a member of the Company’s board of directors, has a direct or indirect material interest. The Company from time to time purchases advertising services from Adams Radio of Fort Wayne LLC (“Adams Radio”), in which Mr. Adams has an indirect 90% interest. The Company paid Adams Radio $0 million for the three months ended September 30, 2019 and 2018, and $0.2 million and $0.2 million for the nine months ended September 30, 2019 and 2018, respectively.

14. Stockholders’ Equity

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

15. Non-Controlling Interests

As described in Note 14 — Stockholders’ Equity, CWH is the sole managing member of CWGS, LLC and, as a result, consolidates the financial results of CWGS, LLC. The Company reports a non-controlling interest representing the common units of CWGS, LLC held by Continuing Equity Owners. Changes in CWH’s ownership interest in CWGS, LLC while CWH retains its controlling interest in CWGS, LLC will be accounted for as equity transactions. As such, future redemptions or direct exchanges of common units of CWGS, LLC by the Continuing Equity Owners will result in a change in ownership and reduce the amount recorded as non-controlling interest and increase additional paid-in capital.

As of September 30, 2019 and December 31, 2018, there were 89,046,288 and 88,867,373 common units of CWGS, LLC outstanding, respectively, of which CWH owned 37,377,004 and 37,192,364 common units of CWGS, LLC, respectively, representing 42.0% and 41.9% ownership interests in CWGS, LLC, respectively, and the Continuing Equity Owners owned 51,669,284 and 51,675,009 common units of CWGS, LLC, respectively, representing 58.0% and 58.1% ownership interests in CWGS, LLC, respectively.

The following table summarizes the effects of changes in ownership in CWGS, LLC on the Company’s equity:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2019	2018	2019	2018
Net income (loss) attributable to Camping World Holdings, Inc.	$(30,692)	$14,123	$(32,070)	$40,726
Transfers to non-controlling interests:
Decrease in additional paid-in capital as a result of the purchase of common units from CWGS, LLC with proceeds from the exercise of stock options	—	(4)	—	(86)
Increase in additional paid-in capital as a result of the vesting of restricted stock units	300	44	443	73
Decrease in additional paid-in capital as a result of repurchases of Class A common stock for withholding taxes on vested RSUs	(547)	(62)	(820)	(62)
Increase in additional paid-in capital as a result of the redemption of common units of CWGS, LLC	—	223	12	2,071
Change from net income attributable to Camping World Holdings, Inc. and transfers to non-controlling interests	$(30,939)	$14,324	$(32,435)	$42,722

16. Equity-based Compensation Plans

The following table summarizes the equity-based compensation that has been included in the following line items within the consolidated statements of operations during:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
($ in thousands)	2019	2018	2019	2018
Equity-based compensation expense:
Costs applicable to revenue	$231	$223	$646	$570
Selling, general, and administrative	2,703	3,965	8,867	9,965
Total equity-based compensation expense	$2,934	$4,188	$9,513	$10,535

The following table summarizes stock option activity for the nine months ended September 30, 2019:

Stock Options
(in thousands)
Outstanding at December 31, 2018	885
Forfeited	(127)
Outstanding at September 30, 2019	758
Options exercisable at September 30, 2019	353

The following table summarizes restricted stock unit activity for the nine months ended September 30, 2019:

Restricted
Stock Units
(in thousands)
Outstanding at December 31, 2018	1,426
Granted	140
Vested	(249)
Forfeited	(92)
Outstanding at September 30, 2019	1,225

The weighted-average grant date fair value of restricted stock units granted during the nine months ended September 30, 2019 was $13.63.

On June 27, 2019, Thomas F. Wolfe, President of Good Sam Enterprises, LLC, a subsidiary of the Company, notified the Company of his plan to retire from his role, effective August 1, 2019 (“Wolfe Transition Date”). On July 2, 2019, the Company entered into a consulting agreement (the “Wolfe Consulting Agreement”) with Mr. Wolfe for him to provide consulting services for up to three years from the Wolfe Transition Date for which he is entitled to a monthly consulting fee of $10,000. On July 2, 2019, the Company also entered into a letter agreement with Mr. Wolfe pursuant to which Mr. Wolfe’s outstanding equity awards would remain in place and continue to vest in accordance with their terms as long as the Wolfe Consulting Agreement remains in effect, subject to the applicable award agreements. The restricted stock unit awards that would have been cancelled upon termination were considered modified as of July 2, 2019. Any previously recognized equity-based compensation expense on the unvested modified awards was reversed and the modification date fair value of those restricted stock units will be recognized over the vesting period, which is commensurate with the consulting services provided under the Wolfe Consulting Agreement.

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

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands except per share amounts)	2019	2018	2019	2018
Numerator:
Net (loss) income	$(65,263)	$46,155	$(39,447)	$136,835
Less: net loss (income) attributable to non-controlling interests	34,571	(32,032)	7,377	(96,109)
Net income (loss) attributable to Camping World Holdings, Inc. — basic	(30,692)	14,123	(32,070)	40,726
Add: reallocation of net income attributable to non-controlling interests from the assumed dilutive effect of stock options and RSUs	—	8	—	56
Net income (loss) attributable to Camping World Holdings, Inc. — diluted	$(30,692)	$14,131	$(32,070)	$40,782
Denominator:
Weighted-average shares of Class A common stock outstanding — basic	37,361	37,018	37,266	36,933
Dilutive options to purchase Class A common stock	—	—	—	104
Dilutive restricted stock units	—	37	—	103
Weighted-average shares of Class A common stock outstanding — diluted	37,361	37,055	37,266	37,140

Earnings (loss) per share of Class A common stock — basic	$(0.82)	$0.38	$(0.86)	$1.10
Earnings (loss) per share of Class A common stock — diluted	$(0.82)	$0.38	$(0.86)	$1.10

Weighted-average anti-dilutive securities excluded from the computation of diluted earnings per share of Class A common stock:
Stock options to purchase Class A common stock	767	903	809	611
Restricted stock units	1,266	1,639	1,373	851
Common units of CWGS, LLC that are convertible into Class A common stock	51,669	51,708	51,671	51,751

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

As previously discussed, the Company previously had three reportable segments: (i) Consumer Services and Plans; (ii) Dealership and, (iii) Retail. Following the realignment, the Company now has the following two reportable segments: (i) Good Sam Services and Plans, and (ii) RV and Outdoor Retail. In conjunction with the first quarter 2019 realignment of its reporting structure, the Company combined its prior Dealership and Retail segments into the RV and Outdoor Retail segment and reclassified the Good Sam Club and co-branded credit card operations to the RV and Outdoor Retail segment from the Consumer Services and Plans segment to reflect the alignment and synergies of these businesses with the RV and Outdoor Retail locations. Within the Good Sam Services and Plans segment, the Company primarily derives revenue from the sale of the following offerings: emergency roadside assistance; property and casualty insurance programs; travel assist programs; extended vehicle service contracts; vehicle financing and refinancing; shows and events; and publications and directories. Within the RV and Outdoor Retail segment, the Company primarily derives revenue from the sale of new and used RVs; the sale of RV products and services, including the sale of parts, accessories, supplies and services for RVs, and equipment, gear and supplies for camping, hunting, fishing, skiing, snowboarding, bicycling, skateboarding, marine and watersport and other outdoor activities; commissions on the finance and insurance contracts related to the sale of RVs; and Good Sam Club memberships and co-branded credit cards.

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

Reportable segment revenue, intersegment eliminations, segment income, floor plan interest expense, depreciation and amortization, other interest expense, total assets, and capital expenditures are as follows:

	Three Months Ended September 30, 2019				Three Months Ended September 30, 2018
	Good Sam	RV and			Good Sam	RV and
	Services	Outdoor	Intersegment		Services and	Outdoor	Intersegment
($ in thousands)	and Plans(1)	Retail(1)	Eliminations	Total	Plans(1)(2)	Retail(1)(2)	Eliminations	Total
Revenue:
Good Sam services and plans	$42,461	$—	$(226)	$42,235	$41,493	$—	$(182)	$41,311
New vehicles	—	682,131	(1,415)	680,716	—	698,710	(1,393)	697,317
Used vehicles	—	247,707	(556)	247,151	—	198,328	(571)	197,757
Products, service and other	—	296,906	(6,135)	290,771	—	264,057	(7,907)	256,150
Finance and insurance, net	—	117,158	(2,692)	114,466	—	109,236	(3,018)	106,218
Good Sam Club	—	12,633	—	12,633	—	10,733	—	10,733
Total consolidated revenue	$42,461	$1,356,535	$(11,024)	$1,387,972	$41,493	$1,281,064	$(13,071)	$1,309,486

	Nine Months Ended September 30, 2019				Nine Months Ended September 30, 2018
	Good Sam	RV and			Consumer	RV and
	Services	Outdoor	Intersegment		Services and	Outdoor	Intersegment
($ in thousands)	and Plans(1)	Retail(1)	Eliminations	Total	Plans(1)(2)	Retail(1)(2)	Eliminations	Total
Revenue:
Good Sam services and plans	$135,750	$—	$(1,855)	$133,895	$130,383	$—	$(1,909)	$128,474
New vehicles	—	1,993,576	(4,413)	1,989,163	—	2,088,650	(4,304)	2,084,346
Used vehicles	—	674,843	(1,935)	672,908	—	582,155	(1,661)	580,494
Products, service and other	—	778,575	(18,502)	760,073	—	691,459	(20,798)	670,661
Finance and insurance, net	—	342,936	(8,354)	334,582	—	324,443	(8,920)	315,523
Good Sam Club	—	36,467	—	36,467	—	30,126	—	30,126
Total consolidated revenue	$135,750	$3,826,397	$(35,059)	$3,927,088	$130,383	$3,716,833	$(37,592)	$3,809,624

(1)	Segment revenue includes intersegment revenue.
(2)	The Company has adjusted certain prior period amounts for the immaterial correction of errors. See Note 1 – Summary of Significant Accounting Policies – Revisions for Correction of Immaterial Errors.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
($ in thousands)	2019	2018	2019	2018
Segment income (loss):(1)
Good Sam Services and Plans(2)	$18,247	$18,701	$61,869	$61,139
RV and Outdoor Retail(2)	(42,800)	68,932	32,512	193,296
Total segment income (loss)	(24,553)	87,633	94,381	254,435
Corporate & other	(2,655)	(1,607)	(9,742)	(4,570)
Depreciation and amortization	(14,104)	(13,179)	(41,644)	(34,207)
Other interest expense, net	(17,568)	(16,794)	(53,422)	(45,740)
Tax Receivable Agreement liability adjustment	—	—	8,477	—
Loss and expense on debt restructure	—	—	—	(2,056)
Other expense, net	—	2	—	—
(Loss) income before income taxes	$(58,880)	$56,055	$(1,950)	$167,862
(1)	Segment income is defined as income from operations before depreciation and amortization plus floor plan interest expense.
(2)	The Company has adjusted certain prior period amounts for the immaterial correction of errors. See Note 1 – Summary of Significant Accounting Policies – Revisions for Correction of Immaterial Errors.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
($ in thousands)	2019	2018	2019	2018
Depreciation and amortization:
Good Sam Services and Plans	$810	$952	$2,498	2,457
RV and Outdoor Retail	13,294	12,032	39,146	31,555
Subtotal	14,104	12,984	41,644	34,012
Corporate & other	—	195	—	195
Total depreciation and amortization	$14,104	$13,179	$41,644	$34,207

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
($ in thousands)	2019	2018	2019	2018
Other interest expense, net:
Good Sam Services and Plans	$—	$1	$(1)	$(1)
RV and Outdoor Retail	2,450	1,361	6,863	4,184
Subtotal	2,450	1,362	6,862	4,183
Corporate & other	15,118	15,432	46,560	41,557
Total interest expense	$17,568	$16,794	$53,422	$45,740

	September 30,	December 31,
($ in thousands)	2019	2018
Assets:
Good Sam Services and Plans	$99,803	$174,623
RV and Outdoor Retail	3,166,381	2,438,908
Subtotal	3,266,184	2,613,531
Corporate & other	174,843	193,156
Total assets	$3,441,027	$2,806,687

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

For purposes of this Form 10-Q, we define an "Active Customer" as a customer who has transacted with us in any of the eight most recently completed fiscal quarters prior to the date of measurement. Unless otherwise indicated, the date of measurement is September 30, 2019, our most recently completed fiscal quarter. Additionally, references herein to the approximately 10 million U.S. households that own a recreational vehicle ("RV") are based on data from the RV Industry Association.

Overview

We are a leading outdoor and camping retailer, offering an extensive assortment of new and used recreational vehicles for sale, RV parts and accessories, RV maintenance and repair services, other outdoor recreation products, and, under the Good Sam brand, the industry’s broadest and deepest range of services, protection plans, products and resources.

To best serve the estimated 10 million U.S. households that own an RV and our base of 5.2 million Active Customers, we offer a comprehensive portfolio of services, protection plans, products and resources for RV and outdoor enthusiasts through our national network of retail locations and our direct marketing business. In connection with our previously announced plan to strategically shift our business away from locations where we do not have the ability or where it is not feasible to sell and/or service RVs (the “2019 Strategic Shift”), we have reduced our number of retail locations to 209 as of September 30, 2019 from 227 as of September 30, 2018. The table below summarizes our store location activity for the twelve months ended September 30, 2019, which includes the divestiture of 13 specialty retail locations during the three months ended September 30, 2019:

	Co-habited	Stand-alone	Stand-alone	Stand-alone
	RV and Outdoor	RV Retail	Outdoor	Specialty
	Retail locations	locations	Retail locations	Retail locations	Total
Store locations as of September 30, 2018	120	15	70	22	227
Opened	11	5	—	2	18
Closed / divested	(3)	(5)	(11)	(17)	(36)
Converted	10	—	(10)	—	—
Store locations as of September 30, 2019	138	15	49	7	209

After several years of strong growth, the overall RV industry experienced decelerating demand for new vehicles in 2018, and the first nine months of 2019. With the decelerating demand trends, RV dealers have been lowering their new RV inventory levels, and wholesale shipments of new RV vehicles declined 4.1% in 2018 and 18.2% for the first nine months of 2019 on a comparable period basis, according to the RV Industry Association’s survey of manufacturers. In an effort to sell through existing RV units and lower new RV inventory levels, we believe many dealers have lowered the pricing of new RV units to levels at or below cost in some instances. The result has been increased competition across the industry from lower RV pricing.

In an effort to remain competitive and maintain our market share, we have pursued pricing, marketing and other programs that have adversely impacted our gross margin, selling, general and administrative expenses and operating margin. We expect these trends to continue through at least the end of the calendar year ending December 31, 2019.

Segments

As discussed in Note 18 – Segments Information to our consolidated financial statements included in Part I, Item 1 of this Form 10-Q, our reportable segments changed during the three months ended March 31, 2019. The segment reporting for prior periods has been reclassified to conform to the current period presentation.

We identify our reporting segments based on the organizational units used by management to monitor performance and make operating decisions The Company previously had three reportable segments: (i) Consumer Services and Plans; (ii) Dealership, and (iii) Retail. Following the realignment, the Company now has the following two reportable segments: (i) Good Sam Services and Plans, and (ii) RV and Outdoor Retail. In conjunction with the first quarter 2019 realignment of our reporting structure, the Company combined our prior Dealership and Retail segments into the RV and Outdoor Retail segment and reclassified the Good Sam Club and co-branded credit card operations to the RV and Outdoor Retail segment from the Consumer Services and Plans segment to reflect the alignment and synergies of these businesses with the RV and Outdoor Retail locations. Within the Good Sam Services and Plans segment, the Company primarily derives revenue from the sale of the following offerings: emergency roadside assistance; property and casualty insurance programs; travel assist programs; extended vehicle service contracts; vehicle financing and refinancing; shows and events; and publications and directories. Within the RV and Outdoor Retail segment, the Company primarily derives revenue from the sale of new and used RVs; sale of RV products and services, including the sale of parts, accessories, supplies and service for RVs, and equipment, gear and supplies for camping, hunting, fishing, skiing, snowboarding, bicycling, skateboarding, marine and watersport and other outdoor activities; commissions on the finance and insurance contracts related to the sale of RVs; and Good Sam Club memberships and co-branded credit cards. See Note 18 — Segment Information to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

Restructuring

As discussed in Note 4 – Restructuring and Long-lived Asset Impairment to our consolidated financial statements included in Part I, Item 1 of this Form 10-Q, we are executing against our plan for the 2019 Strategic Shift. The 2019 Strategic Shift will move our business away from retail locations where we do not have the ability or where it is not feasible to sell and/or service RVs. As of September 3, 2019, the date that our board of directors approved the plan for the 2019 Strategic Shift, we operated 37 Outdoor Lifestyle Locations that do not sell and/or service RVs but sell an assortment of outdoor lifestyle products, and an additional five Outdoor Lifestyle Locations that were previously closed or had not opened as of that date. In addition, we operated seven specialty retail locations operated by TheHouse.com, an indirect wholly-owned subsidiary of ours.

Of the Outdoor Lifestyle Locations operating at September 3, 2019, we closed three locations during September 2019 and currently expect to either sell, divest, repurpose, relocate or close 28 of the remaining Outdoor Lifestyle Locations, at which sales and/or service of RVs cannot be performed, and two of the seven specialty retail locations operated by TheHouse.com. We were able to, or are in the process of, acquiring and/or obtaining the developmental consents, approvals and permits necessary for the sale and/or service of RVs at six of the Outdoor Lifestyle Locations. As part of the 2019 Strategic Shift, we have evaluated the impact on our supporting infrastructure and operations, which included rationalizing inventory levels and composition, closing one of our distribution centers, and realigning other resources. We expect the majority of the store closures and/or divestitures related to the 2019 Strategic Shift to be completed by January 31, 2020. We will have a reduction of headcount and labor costs for those locations that are sold, divested or closed and we expect to incur material charges associated with the activities contemplated under the 2019 Strategic Shift. In connection with the 2019 Strategic Shift, we also expect to pursue fewer acquisitions during the remainder of 2019 and 2020 than in historical periods. For more information on these material charges, please see Note 4 – Restructuring and Long-lived Asset Impairment to our consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

Balance Sheet

As discussed in Note 1 – Summary of Significant Accounting Policies – Recently Adopted Accounting Pronouncements and Note 7 – Leases to our consolidated financial statements included in Part I, Item 1 of this Form 10-Q, we have adopted Accounting Standards Update (“ASU”) No. 2016-02 Leases (Topic 842) (“ASU 2016-02” or “ASC 842”) as of January 1, 2019. As of September 30, 2019, we had $823.5 million, $58.2 million, and $850.9 million of operating lease assets, current portion of operating lease liabilities, and noncurrent portion of operating lease liabilities, respectively, as a result of the adoption of ASC 842.

Results of Operations

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

The following table sets forth information comparing the components of net income for the three months ended September 30, 2019 and 2018:

	Three Months Ended
	September 30, 2019		September 30, 2018
		Percent of		Percent of	Favorable/ (Unfavorable)
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%
Revenue:
Good Sam Services and Plans	$42,235	3.0%	$41,311	3.2%	$924	2.2%
RV and Outdoor Retail:
New vehicles	680,716	49.0%	697,317	53.3%	(16,601)	(2.4%)
Used vehicles	247,151	17.8%	197,757	15.1%	49,394	25.0%
Products, service and other	290,771	20.9%	256,150	19.6%	34,621	13.5%
Finance and insurance, net	114,466	8.2%	106,218	8.1%	8,248	7.8%
Good Sam Club	12,633	0.9%	10,733	0.8%	1,900	17.7%
Subtotal	1,345,737	97.0%	1,268,175	96.8%	77,562	6.1%
Total revenue	1,387,972	100.0%	1,309,486	100.0%	78,486	6.0%

Gross profit (exclusive of depreciation and amortization shown separately below):
Good Sam Services and Plans	22,834	1.6%	22,782	1.7%	52	0.2%
RV and Outdoor Retail:
New vehicles	81,998	5.9%	88,073	6.7%	(6,075)	(6.9%)
Used vehicles	52,204	3.8%	45,195	3.5%	7,009	15.5%
Products, service and other	57,597	4.1%	102,983	7.9%	(45,386)	(44.1%)
Finance and insurance, net	114,466	8.2%	106,218	8.1%	8,248	7.8%
Good Sam Club	9,374	0.7%	7,763	0.6%	1,611	20.8%
Subtotal	315,639	22.7%	350,232	26.7%	(34,593)	(9.9%)
Total gross profit	338,473	24.4%	373,014	28.5%	(34,541)	(9.3%)
Operating expenses:
Selling, general and administrative expenses	299,564	21.6%	278,330	21.3%	(21,234)	(7.6%)
Depreciation and amortization	14,104	1.0%	13,179	1.0%	(925)	(7.0%)
Long-lived asset impairment	50,025	3.6%	—	—	(50,025)	(100.0%)
Loss on disposal of assets	7,087	0.5%	843	0.1%	(6,244)	(740.7%)
Income from operations	(32,307)	(2.3%)	80,662	6.2%	(112,969)	(140.1%)
Other income (expense):
Floor plan interest expense	(9,005)	(0.6%)	(7,815)	(0.6%)	(1,190)	(15.2%)
Other interest expense, net	(17,568)	(1.3%)	(16,794)	(1.3%)	(774)	(4.6%)
Other expense, net	—	—	2	0.0%	(2)	100.0%
Total other income (expense)	(26,573)	(1.9%)	(24,607)	(1.9%)	(1,966)	(8.0%)
(Loss) Income before income taxes	(58,880)	(4.2%)	56,055	4.3%	(114,935)	(205.0%)
Income tax expense	(6,383)	(0.5%)	(9,900)	(0.8%)	3,517	35.5%
Net (loss) income	(65,263)	(4.7%)	46,155	3.5%	(111,418)	(241.4%)
Less: net loss (income) attributable to non-controlling interests	34,571	2.5%	(32,032)	(2.4%)	66,603	(207.9%)
Net (loss) income attributable to Camping World Holdings, Inc.	$(30,692)	(2.2%)	$14,123	1.1%	$(44,815)	(317.3%)

Total Revenue

Total revenue increased 6.0%, or $78.5 million, to $1.4 billion in the three months ended September 30, 2019 from $1.3 billion in the three months ended September 30, 2018. The increase was driven by a 25.0% increase in used vehicles revenue to $247.2 million, a 13.5% increase in products, service and other revenue to $290.8 million, a 7.8% increase in finance and insurance revenue to $114.5 million, a 17.7% increase in Good Sam Club revenue to $12.6 million, and a 2.2% increase in Good Sam Services and Plans revenue to $42.2 million, partially offset by a 2.4% decrease in new vehicles revenue to $680.7 million. Aggregate same store revenue in the RV and Outdoor Retail segment decreased 5.0% to $1.0 billion for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. Aggregate same store revenue measures the performance of RV and Outdoor Retail locations during the current reporting period against the performance of the same locations in the corresponding period of the previous year. Same store revenue calculations for a given period include only those stores that were open both at the end of the corresponding period and at the beginning of the preceding fiscal year.

Good Sam Services and Plans

Good Sam Services and Plans revenue increased 2.2%, or $0.9 million, to $42.2 million in the three months ended September 30, 2019, from $41.3 million in the three months ended September 30, 2018. The increase was primarily attributable to a $0.9 million increase in our roadside assistance programs primarily resulting from price increases, and a $0.5 million increase in our vehicle insurance products, partially offset by a $0.5 million decrease in our extended vehicle warranty programs.

Good Sam Services and Plans gross profit increased 0.2%, or $0.1 million, to $22.8 million in the three months ended September 30, 2019, from $22.8 million in the three months ended September 30, 2018 and gross margin decreased to 54.1% from 55.1% in the same respective periods. The increase in gross profit was primarily attributable to a $1.6 million increase from price increases and lower program costs in our roadside assistance programs, and an $0.8 million increase from our vehicle insurance programs, partially offset by a $1.2 million decrease in our extended vehicle warranty programs, $0.9 million of additional marketing support expenses, and a $0.2 million reduction from other services and plans.

New Vehicles

	Three Months Ended
	September 30, 2019		September 30, 2018		Favorable/
($ in thousands,		Percent of		Percent of	(Unfavorable)
except per vehicle data)	Amount	Revenue	Amount	Revenue	$	%
Revenue	$680,716	100.0%	$697,317	100.0%	$(16,601)	(2.4%)
Gross profit	$81,998	12.0%	$88,073	12.6%	$(6,075)	(6.9%)
Vehicles sold	18,592		19,512		(920)	(4.7%)
Average selling price per vehicle sold	$36,613		$35,738		$876	2.4%
Average gross profit per vehicle sold	$4,410		$4,514		$(103)	(2.3%)

Same store data:
Revenue	$577,763		$654,351		$(76,587)	(11.7%)
Vehicles sold	15,553		18,242		(2,689)	(14.7%)
Average selling price per vehicle sold	$37,148		$35,871		$1,277	3.6%

New vehicle revenue decreased 2.4%, or $16.6 million, to $680.7 million in the three months ended September 30, 2019 from $697.3 million in the three months ended September 30, 2018. The decrease was primarily due to a 4.7% reduction in vehicles sold and a shift towards towable units, partially offset by a 2.4% increase in average selling price. On a same store basis, new vehicle revenue decreased 11.7% to $577.8 million in the three months ended September 30, 2019 from $654.4 million in the three months ended September 30, 2018. The decrease was primarily driven by a 14.7% decrease in same store vehicles sold to 15,553 vehicles, partially offset by a 3.6% increase in average selling price per vehicle sold to $37,148.

New vehicle gross profit decreased 6.9%, or $6.1 million, to $82.0 million in the three months ended September 30, 2019 from $88.1 million in the three months ended September 30, 2018. The decrease was primarily due to a 4.7% decrease in vehicles sold and a 2.3% decrease in average gross profit per vehicle sold. Gross margin decreased to 12.0% in the three months ended September 30, 2019 from 12.6% in the three months ended September 30, 2018. The decrease was primarily due to lower demand for higher-priced new motorized vehicles and our inventory reduction/optimization efforts, in part to support a product mix shift toward towable vehicles.

Used Vehicles

	Three Months Ended
	September 30, 2019		September 30, 2018		Favorable/
($ in thousands,		Percent of		Percent of	(Unfavorable)
except per vehicle data)	Amount	Revenue	Amount	Revenue	$	%
Revenue	$247,151	100.0%	$197,757	100.0%	$49,394	25.0%
Gross profit	$52,204	21.1%	$45,195	22.9%	$7,009	15.5%
Vehicles sold	10,061		8,776		1,285	14.6%
Average selling price per vehicle sold	$24,565		$22,534		$2,031	9.0%
Average gross profit per vehicle sold	$5,189		$5,150		$39	0.8%

Same store data:
Revenue	$220,031		$185,161		$34,870	18.8%
Vehicles sold	8,732		8,165		567	6.9%
Average selling price per vehicle sold	$25,198		$22,677		$2,521	11.1%

Used vehicle revenue increased 25.0%, or $49.4 million, to $247.2 million in the three months ended September 30, 2019 from $197.8 million in the three months ended September 30, 2018. The increase was primarily due to a 14.6% increase in vehicles sold and a 9.0% increase in average selling price per vehicle sold resulting from a change in the mix towards motorized units. On a same store basis, used vehicle revenue increased 18.8% to $220.0 million in the three months ended September 30, 2019 from $185.2 million in the three months ended September 30, 2018. The increase was primarily driven by an 11.1% increase in average price per vehicle and a 6.9% increase in same store vehicles sold in the three months ended September 30, 2019.

Used vehicle gross profit increased 15.5%, or $7.0 million, to $52.2 million in the three months ended September 30, 2019 from $45.2 million in the three months ended September 30, 2018. The increase was primarily from a 14.6% increase in vehicles sold and a 0.8% increase in average gross profit per vehicle sold resulting from a change in the unit mix towards motorized units. Used vehicle gross margin decreased to 21.1% in the three months ended September 30, 2019 from 22.9% in the three months ended September 30, 2018. This decrease was driven largely by reduced gross margins from motorized vehicles as the average vehicle cost increased faster than average sales prices.

Products, service and other

	Three Months Ended
	September 30, 2019		September 30, 2018		Favorable/
		Percent of		Percent of	(Unfavorable)
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%

Revenue	$290,771	100.0%	$256,150	100.0%	$34,621	13.5%

Gross profit	57,597	19.8%	102,983	40.2%	(45,386)	(44.1%)

Same store revenue	140,902		151,980		(11,078)	(7.3%)

Products, service and other revenue increased 13.5%, or $34.6 million, to $290.8 million in the three months ended September 30, 2019 from $256.2 million in the three months ended September 30, 2018. The increase was primarily attributable to higher product revenue driven by increased merchandise promotions and markdowns to drive customer traffic to reduce inventory as a part of our 2019 Strategic Shift away from non-RV centric retail locations, and new stores opened over the last twenty-one months. On a same store basis, products, service and other revenue decreased 7.3% to $140.9 million for the three months ended September 30, 2019 from $152.0 million in the three months ended September 30, 2018 primarily due to a decrease in warranty-related service and an increase in installation promotions. In the fourth quarter of 2019 and in subsequent periods, we expect Products, service and other revenue will be negatively impacted by the

2019 Strategic Shift as we expect to close stores that generate significant Products, service and other revenue and eliminate certain product categories.

Products, service and other gross profit decreased 44.1%, or $45.4 million, to $57.6 million in the three months ended September 30, 2019 from $103.0 million in the three months ended September 30, 2018. The decrease was primarily due to promotions and merchandise markdowns to drive customer traffic to reduce inventory as part of the 2019 Strategic Shift, which we expect to continue through the fourth quarter of 2019, as well as incremental inventory reserve charges of $27.3 million related to the 2019 Strategic Shift. Products, service and other gross margin decreased to 19.8% in the three months ended September 30, 2019 from 40.2% in the three months ended September 30, 2018 primarily due to significant discounts to reduce inventory and incremental inventory reserve charges relating the 2019 Strategic Shift, as discussed above.

Finance and Insurance, net

	Three Months Ended
	September 30, 2019		September 30, 2018		Favorable/
		Percent of		Percent of	(Unfavorable)
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%

Revenue	$114,466	100.0%	$106,218	100.0%	$8,248	7.8%

Gross profit	114,466	100.0%	106,218	100.0%	8,248	7.8%

Same store revenue	98,251		99,786		(1,535)	(1.5%)

Finance and insurance, net revenue and gross profit each increased 7.8%, or $8.2 million, to $114.5 million in the three months ended September 30, 2019 from $106.2 million in the three months ended September 30, 2018. The increase was primarily due to an increase in our finance and insurance sales penetration rate to 12.3% of total new and used vehicle revenue in the three months ended September 30, 2019 from 11.9% in the three months ended September 30, 2018. On a same store basis, finance and insurance, net revenue and gross profit decreased 1.5%, or $1.5 million, to $98.3 million versus the three months ended September 30, 2018, primarily due to the ongoing shift toward used vehicles.

Good Sam Club

	Three months ended
	September 30, 2019		September 30, 2018		Favorable/
		Percent of		Percent of	(Unfavorable)
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%

Revenue	$12,633	100.0%	$10,733	100.0%	$1,900	17.7%

Gross profit	9,374	74.2%	7,763	72.3%	1,611	20.8%

Memberships	2,172,162		2,016,224		155,938	7.7%

Good Sam Club revenue increased 17.7%, or $1.9 million, to $12.6 million in the three months ended September 30, 2019 from $10.7 million in the three months ended September 30, 2018. The increase primarily resulted from a 7.7% increase in club memberships and an increase in average revenue per club member. The reduction in store count from the 2019 Strategic Shift may result in a reduction in future new membership sales.

Good Sam Club gross profit increased 20.8%, or $1.6 million, to $9.4 million in the three months ended September 30, 2019 from $7.8 million in the three months ended September 30, 2018. The increase was primarily due to the increase in club memberships and an increase in average revenue per club member. Good Sam Club gross margin increased to 74.2% in the three months ended September 30, 2019 from 72.3% in the three months ended September 30, 2018 primarily due to price increases partially offset by increased marketing expenses.

Selling, general and administrative expenses

Selling, general and administrative expenses increased 7.6%, or $21.2 million, to $299.6 million in the three months ended September 30, 2019 from $278.3 million in the three months ended September 30, 2018. The $21.2 million increase was primarily due to the following increases: $8.0 million of wage-related expenses, $3.7 million of variable selling expense related to increased revenue and inventory reduction programs, $4.3 million of real property expenses related to new stores, $1.8 million of additional occupancy expenses related to new locations, $2.8 million of additional professional service expenses, and $0.6 million of other store and corporate overhead expenses. Selling, general and administrative expenses as a percentage of total gross profit increased to 88.5% in the three months ended September 30, 2019, from 74.6% in the three months ended September 30, 2018 primarily due to increased cost of sales in addition to increased marketing and other programs related to the 2019 Strategic Shift.

Depreciation and amortization

Depreciation and amortization increased 7.0%, or $0.9 million, to $14.1 million in the three months ended September 30, 2019 from $13.2 million in the three months ended September 30, 2018 due to growth in capital expenditures in 2018.

Long-lived asset impairment

As discussed in Note 4 – Restructuring and Long-lived Asset Impairment to our consolidated financial statements included in Part I, Item 1 of this Form 10-Q, we recognized $50.0 million of long-lived asset impairments during the three months ended September 30, 2019, of which $48.3 million related to the 2019 Strategic Shift discussed above.

Floor plan interest expense

Floor plan interest expense increased 15.2%, or $1.2 million, to $9.0 million in the three months ended September 30, 2019 from $7.8 million in the three months ended September 30, 2018. The increase was primarily due to a 23 basis point increase in the average floor plan borrowing rate, partially offset by a 9.3% decrease in average floor plan borrowings primarily from lower average inventory levels.

Other interest expense, net

Other interest expense increased 4.6%, or $0.8 million, to $17.6 million in the three months ended September 30, 2019 from $16.8 million in the three months ended September 30, 2018. The increase was primarily due to a 19 basis point increase in the average interest rate.

Income tax expense

Income tax expense decreased 35.5%, or $3.5 million to $6.4 million in the three months ended September 30, 2019 from $9.9 million in the three months ended September 30, 2018. The decrease was primarily due to a reduction in CWGS, LLC income for which we are subject to U.S. federal and state taxes on our allocable share, partially offset by the impact of operating losses recorded by our RV and Outdoor Retail segment for which no tax benefit can be recognized.

Net (loss) income

Net income decreased 241.4%, or $111.4 million, to a net loss of $65.3 million for the three months ended September 30, 2019 from a net income of $46.2 million in the three months ended September 30, 2018 primarily due to the items mentioned above.

Segment results

The following tables sets forth a reconciliation of total segment income to consolidated income before income taxes for each of our segments for the periods presented:

	Three Months Ended
	September 30, 2019		September 30, 2018		Favorable/
		Percent of		Percent of	(Unfavorable)
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%
Revenue:
Good Sam Services and Plans	$42,461	3.1%	$41,493	3.2%	$968	2.3%
RV and Outdoor Retail	1,356,535	97.7%	1,281,064	97.8%	75,471	5.9%
Elimination of intersegment revenue	(11,024)	(0.8%)	(13,071)	(1.0%)	2,047	15.7%
Total consolidated revenue	1,387,972	100.0%	1,309,486	100.0%	78,486	6.0%
Segment income (loss):(1)
Good Sam Services and Plans	18,247	1.3%	18,701	1.4%	(454)	(2.4%)
RV and Outdoor Retail	(42,800)	(3.1%)	68,932	5.3%	(111,732)	(162.1%)
Total segment income (loss)	(24,553)	(1.8%)	87,633	6.7%	(112,186)	(128.0%)
Corporate & other	(2,655)	(0.2%)	(1,607)	(0.1%)	(1,048)	(65.2%)
Depreciation and amortization	(14,104)	(1.0%)	(13,179)	(1.0%)	(925)	(7.0%)
Other interest expense, net	(17,568)	(1.3%)	(16,794)	(1.3%)	(774)	(4.6%)
Other non-operating expense, net	—	—	2	0.0%	(2)	100.0%
(Loss) income before income taxes	$(58,880)	(4.2%)	$56,055	4.3%	$(114,935)	(205.0%)

Same store revenue- RV and Outdoor Retail(2)	$1,036,948		$1,091,278		$(54,330)	(5.0%)

(1)	Segment income represents income for each of our reportable segments and is defined as income from operations before depreciation and amortization, plus floor plan interest expense.
(2)	Same store revenue definition not applicable to the Good Sam Services and Plans segment.

Good Sam Services and Plans

Good Sam Services and Plans segment revenue increased 2.3%, or $1.0 million, to $42.5 million in the three months ended September 30, 2019, from $41.5 million in the three months ended September 30, 2018. The increase was primarily attributable to increased revenue of $0.9 million from our roadside assistance programs primarily resulting from price increases, $0.5 million from additional policies in force from our vehicle insurance products, and $0.1 million of various other increases, partially offset by a $0.5 million decrease from the extended vehicle warranty programs.

Good Sam Services and Plans segment income decreased 2.4%, or $0.5 million, to $18.2 million in the three months ended September 30, 2019, from $18.7 million in the three months ended September 30, 2018. The decrease was primarily attributable to increased selling, general and administrative expenses. Good Sam Services and Plans segment income margin decreased 207 basis points to 43.2% in the three months ended September 30, 2019 from 45.3% in the three months ended September 30, 2018.

RV and Outdoor Retail

RV and Outdoor Retail segment revenue increased 5.9%, or $75.5 million, to $1.4 billion in the three months ended September 30, 2019 from $1.3 billion in the three months ended September 30, 2018. The increase was primarily driven by a $49.4 million, or 24.9%, increase in used vehicle revenue, a $32.8 million, or 12.4%, increase in products, service and other revenue, a $7.9 million, or 7.3%, increase in finance and insurance revenue, and a $1.9 million, or 17.7%, increase in Good Sam Club revenue, partially offset by a $16.5 million, or 2.4%, decrease in new vehicle revenue. In the fourth quarter of 2019 and in subsequent periods, we expect RV and Outdoor Retail segment revenue will be negatively impacted by the 2019 Strategic Shift as we expect to close stores that generate significant Products, service and other revenue and eliminate certain product categories.

RV and Outdoor Retail segment income decreased 162.1%, or $111.7 million, to a segment loss of $42.8 million in the three months ended September 30, 2019 from a segment income of $68.9 million in the three months ended September 30, 2018. The decrease was primarily related to a long-lived asset impairment of $50.0 million in 2019; reduced gross profit of $34.4 million primarily due to significant discounts to reduce inventory at locations that will be closing and product categories that will be eliminated as part of the 2019 Strategic Shift, both of which we expect to continue through the fourth quarter of 2019, as well as incremental inventory reserve charges of $27.3 million related to our 2019 Strategic Shift; $19.8 million of additional selling, general and administrative expenses; $6.3 million of increased loss on asset disposal; and $1.2 million of increased floor plan interest expense. RV and Outdoor Retail segment income margin decreased 862 basis points to -3.2% from 5.4% in the comparable prior year period.

Corporate and other expenses

Corporate and other expenses increased 65.2%, or $1.0 million, to $2.7 million in the three months ended September 30, 2019 from $1.6 million in the three months ended September 30, 2018 primarily from increased professional fees.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

The following table sets forth information comparing the components of net income for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended
	September 30, 2019		September 30, 2018
		Percent of		Percent of	Favorable/ (Unfavorable)
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%

Revenue:
Good Sam Services and Plans	$133,895	3.4%	$128,474	3.4%	$5,421	4.2%
RV and Outdoor Retail:
New vehicles	1,989,163	50.7%	2,084,346	54.7%	(95,183)	(4.6%)
Used vehicles	672,908	17.1%	580,494	15.2%	92,414	15.9%
Products, service and other	760,073	19.4%	670,661	17.6%	89,412	13.3%
Finance and insurance, net	334,582	8.5%	315,523	8.3%	19,059	6.0%
Good Sam Club	36,467	0.9%	30,126	0.8%	6,341	21.0%
Subtotal	3,793,193	96.6%	3,681,150	96.6%	112,043	3.0%
Total revenue	3,927,088	100.0%	3,809,624	100.0%	117,464	3.1%

Gross profit (exclusive of depreciation and amortization shown separately below):
Good Sam Services and Plans	75,017	1.9%	71,824	1.9%	3,193	4.4%
RV and Outdoor Retail:
New vehicles	246,002	6.3%	273,524	7.2%	(27,522)	(10.1%)
Used vehicles	142,434	3.6%	131,133	3.4%	11,301	8.6%
Products, service and other	222,188	5.7%	273,626	7.2%	(51,438)	(18.8%)
Finance and insurance, net	334,582	8.5%	315,523	8.3%	19,059	6.0%
Good Sam Club	26,567	0.7%	21,720	0.6%	4,847	22.3%
Subtotal	971,773	24.7%	1,015,526	26.7%	(43,753)	(4.3%)
Total gross profit	1,046,790	26.7%	1,087,350	28.5%	(40,560)	(3.7%)

Operating expenses:
Selling, general and administrative expenses	870,995	22.2%	807,738	21.2%	(63,257)	(7.8%)
Debt restructure expense	—	—	380	0.0%	380	100.0%
Depreciation and amortization	41,644	1.1%	34,207	0.9%	(7,437)	(21.7%)
Long-lived asset impairment	50,025	1.3%	—	—	(50,025)	(100.0%)
Loss on disposal of assets	9,247	0.2%	987	0.0%	(8,260)	(836.9%)
Income from operations	74,879	1.9%	244,038	6.4%	(169,159)	(69.3%)
Other income (expense):
Floor plan interest expense	(31,884)	(0.8%)	(28,760)	(0.8%)	(3,124)	(10.9%)
Other interest expense, net	(53,422)	(1.4%)	(45,740)	(1.2%)	(7,682)	(16.8%)
Loss on debt restructure	—	—	(1,676)	(0.0%)	1,676	100.0%
Tax Receivable Agreement liability adjustment	8,477	0.2%	—	—	8,477	100.0%
Total other income (expense)	(76,829)	(2.0%)	(76,176)	(2.0%)	(653)	(0.9%)
Income before income taxes	(1,950)	(0.0%)	167,862	4.4%	(169,812)	(101.2%)
Income tax expense	(37,497)	(1.0%)	(31,027)	(0.8%)	(6,470)	(20.9%)
Net (loss) income	(39,447)	(1.0%)	136,835	3.6%	(176,282)	(128.8%)
Less: net loss (income) attributable to non-controlling interests	7,377	0.2%	(96,109)	(2.5%)	103,486	107.7%
Net (loss) income attributable to Camping World Holdings, Inc.	$(32,070)	(0.8%)	$40,726	1.1%	$(72,796)	(178.7%)

Total Revenue

Total revenue increased 3.1%, or $117.5 million, to $3.9 billion in the nine months ended September 30, 2019 from $3.8 billion in the nine months ended September 30, 2018. The increase was driven by a 15.9% increase in used vehicles revenue to $672.9 million, a 13.3% increase in products, service and other revenue to $760.1 million, a 6.0% increase in finance and insurance revenue to $334.6 million, a 21.0% increase in Good Sam Club revenue to $36.5 million, and a 4.2% increase in Good Sam Services and Plans revenue to $133.9 million, partially offset by a 4.6% decrease in new vehicles revenue to $2.0 billion. Aggregate same store revenue decreased 7.1% to $3.0 billion for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018.

Good Sam Services and Plans

Good Sam Services and Plans revenue increased 4.2%, or $5.4 million, to $133.9 million in the nine months ended September 30, 2019, from $128.5 million in the nine months ended September 30, 2018. The increase was primarily attributable to a $4.0 million increase in our roadside assistance programs primarily resulting from price increases, $1.0 million from additional policies in force for our vehicle insurance products and $0.4 million of various other increases.

Good Sam Services and Plans gross profit increased 4.4%, or $3.2 million, to $75.0 million in the nine months ended September 30, 2019, from $71.8 million in the nine months ended September 30, 2018 and gross margin increased to 56.0% from 55.9% in the same respective periods. The increased gross profit was primarily attributable to $5.6 million from price increases and lower claims costs in our roadside assistance programs, and $2.4 million from increased policies in force from our vehicle insurance programs, partially offset by $2.4 million of increased marketing support expense, $2.1 million of reduced gross profit from the extended vehicle warranty programs and $0.3 million of other decreases.

New Vehicles

	Nine Months Ended
	September 30, 2019		September 30, 2018		Favorable/
($ in thousands,		Percent of		Percent of	(Unfavorable)
except per vehicle data)	Amount	Revenue	Amount	Revenue	$	%

Revenue	$1,989,163	100.0%	$2,084,346	100.0%	$(95,183)	(4.6%)
Gross profit	$246,002	12.4%	$273,524	13.1%	$(27,522)	(10.1%)
Vehicles sold	56,514		60,250		(3,736)	(6.2%)
Average selling price per vehicle sold	$35,198		$34,595		$603	1.7%
Average gross profit per vehicle sold	$4,353		$4,540		$(187)	(4.1%)

Same store data:
Revenue	$1,730,715		$1,978,532		$(247,817)	(12.5%)
Vehicles sold	48,421		56,997		(8,576)	(15.0%)
Average selling price per vehicle sold	$35,743		$34,713		$1,030	3.0%

New vehicle revenue decreased 4.6%, or $95.2 million, to $2.0 billion in the nine months ended September 30, 2019 from $2.1 billion in the nine months ended September 30, 2018. The decrease was primarily due to a 6.2% reduction in vehicles sold resulting from reduced demand across nearly all product types, and in particular travel trailers. On a same store basis, new vehicle revenue decreased 12.5% to $1.7 billion, driven by a 15.0% decrease in vehicles sold to 48,421 vehicles in the nine months ended September 30, 2018.

New vehicle gross profit decreased 10.1%, or $27.5 million, to $246.0 million in the nine months ended September 30, 2019 from $273.5 million in the nine months ended September 30, 2018 and gross margin decreased to 12.4% from 13.1% in the same respective periods. The decrease in gross profit was primarily due to lower demand for higher priced new motorized vehicles and our inventory reduction/ optimization program.

Used Vehicles

	Nine Months Ended
	September 30, 2019		September 30, 2018		Favorable/
($ in thousands,		Percent of		Percent of	(Unfavorable)
except per vehicle data)	Amount	Revenue	Amount	Revenue	$	%

Revenue	$672,908	100.0%	$580,494	100.0%	$92,414	15.9%
Gross profit	$142,434	21.2%	$131,133	22.6%	$11,301	8.6%
Vehicles sold	29,047		26,222		2,825	10.8%
Average selling price per vehicle sold	$23,166		$22,138		$1,029	4.6%
Average gross profit per vehicle sold	$4,904		$5,001		$(97)	(1.9%)

Same store data:
Revenue	$611,384		$550,307		$61,077	11.1%
Vehicles sold	25,833		24,641		1,192	4.8%
Average selling price per vehicle sold	$23,667		$22,333		$1,334	6.0%

Used vehicle revenue increased 15.9%, or $92.4 million, to $672.9 million in the nine months ended September 30, 2019 from $580.5 million in the nine months ended September 30, 2018. The increase was primarily due to a 10.8% increase in used vehicles sold and a 4.6% increase in average selling price per vehicle sold. On a same store basis, used vehicle revenue increased 11.1% to $611.4 million, driven by a 4.8% increase in vehicles sold to 25,833 compared to 24,641 vehicles sold in the nine months ended September 30, 2018, and a 6.0% increase in the average selling price per vehicle.

Used vehicle gross profit increased 8.6%, or $11.3 million, to $142.4 million in the nine months ended September 30, 2019 from $131.1 million in the nine months ended September 30, 2018. The increase was primarily from a 10.8% increase in vehicles sold, driven by travel trailer units, which was partially offset by a 1.9% reduction in average gross profit per vehicle sold. Used vehicle gross margin decreased to 21.2% in the nine months ended September 30, 2019 from 22.6% in the nine months ended September 30, 2018. The decrease was primarily driven by reduced motorized gross margins as the average cost per vehicle increased faster than average sales prices.

Products, service and other

	Nine Months Ended
	September 30, 2019		September 30, 2018		Favorable/
		Percent of		Percent of	(Unfavorable)
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%

Revenue	$760,073	100.0%	$670,661	100.0%	$89,412	13.3%

Gross profit	222,188	29.2%	273,626	40.8%	(51,438)	(18.8%)

Same store revenue	391,566		431,532		(39,966)	(9.3%)

Products, service and other revenue increased 13.3%, or $89.4 million, to $760.1 million in the nine months ended September 30, 2019 from $670.7 million in the nine months ended September 30, 2018. The increase was primarily attributable to promotions and merchandise markdowns to drive customer traffic to reduce inventory as a part of our 2019 Strategic Shift away from non-RV centric retail locations and an increase in product revenue related to the new stores opened over the last twenty-one months. On a same store basis, products, service and other revenue decreased 9.3% to $391.6 million for the nine months ended September 30, 2019 from $431.5 million in the nine months ended September 30, 2018 primarily due to a decrease in warranty-related service and installation promotions. In the fourth quarter of 2019 and in subsequent periods, we expect Products, service and other revenue will be negatively impacted by the 2019 Strategic Shift as we expect to close stores that generate significant Products, service and other revenue and eliminate certain product categories.

Products, service and other gross profit decreased 18.8%, or $51.4 million, to $222.2 million in the nine months ended September 30, 2019 from $273.6 million in the nine months ended September 30, 2018. The decrease was primarily due to significant discounts to reduce inventory at locations that will be closing and product categories that will be eliminated as part of the 2019 Strategic Shift, both of which we expect to continue through the fourth quarter of 2019, as well as incremental inventory reserve charges of $27.3 million related to the 2019 Strategic Shift. Products, service and other gross margin decreased to 29.2% in the nine months ended September 30, 2019 from 40.8% in the nine months ended September 30, 2018 primarily due to significant discounts to reduce inventory and incremental inventory reserve charges relating the 2019 Strategic Shift, as discussed above.

Finance and Insurance, net

	Nine Months Ended
	September 30, 2019		September 30, 2018		Favorable/
		Percent of		Percent of	(Unfavorable)
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%

Revenue	$334,582	100.0%	$315,523	100.0%	$19,059	6.0%

Gross profit	334,582	100.0%	315,523	100.0%	19,059	6.0%

Same store revenue	295,140		298,870		(3,730)	(1.2%)

Finance and insurance, net revenue and gross profit each increased 6.0%, or $19.1 million, to $334.6 million in the nine months ended September 30, 2019 from $315.5 million in the nine months ended September 30, 2018. The increase was due to an increase in our finance and insurance gross profit per contract, which overcame the net decrease in total new and used vehicles sold. On a same store basis, finance and insurance net revenue decreased 1.2% to $295.1 million in the nine months ended September 30, 2019 from $298.9 million in the comparable period in 2018. This decrease was due to lower total new and used vehicle sales, which was partially offset by higher gross profit per finance and insurance contract.

Good Sam Club

	Nine Months Ended
	September 30, 2019		September 30, 2018		Favorable/
		Percent of		Percent of	(Unfavorable)
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%

Revenue	$36,467	100.0%	$30,126	100.0%	$6,341	21.0%

Gross profit	26,567	72.9%	21,720	72.1%	4,847	22.3%

Memberships	2,172,162		2,016,224		155,938	7.7%

Good Sam Club revenue increased 21.0%, or $6.3 million, to $36.5 million in the nine months ended September 30, 2019 from $30.1 million in the nine months ended September 30, 2018. The increase primarily resulted from a 7.7% increase in club memberships driven by an increase in retail locations, and an increase in average revenue per club member.

Good Sam Club gross profit increased 22.3%, or $4.8 million, to $26.6 million in the nine months ended September 30, 2019 from $21.7 million in the nine months ended September 30, 2018. The increase was primarily due to the increase in club memberships and increase in the average revenue per club member, partially offset by increased marketing expenses. Good Sam Club gross margin increased to 72.9% in the nine months ended September 30, 2019 from 72.1% in the nine months ended September 30, 2018 primarily due to increased primarily due to increased membership prices.

Selling, general and administrative expenses

Selling, general and administrative expenses increased 7.8%, or $63.3 million, to $871.0 million in the nine months ended September 30, 2019 from $807.7 million in the nine months ended September 30, 2018. The increase was primarily due to increases of $23.6 million of variable selling expense, $15.7 million of real property expenses related to new stores, $7.5 million of services expenses, $6.3 million of wage-related expenses, $5.8 million of occupancy expenses, and $4.4 million of other store and corporate overhead expenses. Selling, general and administrative expenses as a percentage of total gross profit increased to

83.2% in the nine months ended September 30, 2019, from 74.3% in the nine months ended September 30, 2018 primarily due to increased cost of sales in addition to increased marketing and other programs related to the 2019 Strategic Shift.

Debt restructure expense

Debt restructure expense was $0.4 million in the nine months ended September 30, 2018 and was related to the Third Amendment to the Credit Agreement entered into on March 28, 2018. There was no debt restructure expense during the nine months ended September 30, 2019.

Depreciation and amortization

Depreciation and amortization increased 21.7%, or $7.4 million, to $41.6 million in the nine months ended September 30, 2019 from $34.2 million in the nine months ended September 30, 2018 primarily due to growth in capital expenditures in 2018.

Long-lived asset impairment

As discussed in Note 4 – Restructuring and Long-lived Asset Impairment to our consolidated financial statements included in Part I, Item 1 of this Form 10-Q, we recognized $50.0 million of long-lived asset impairments during the nine months ended September 30, 2019, of which $48.3 million related to the 2019 Strategic Shift discussed above.

Floor plan interest expense

Floor plan interest expense increased 10.9%, or $3.1 million, to $31.9 million in the nine months ended September 30, 2019 from $28.8 million in the nine months ended September 30, 2018. The increase was primarily due to a 65 basis point increase in the average floor plan borrowing rate, partially offset by an 4.2% decrease in average floor plan borrowings primarily from lower average inventory levels.

Other interest expense, net

Other interest expense increased 16.8%, or $7.7 million, to $53.4 million in the nine months ended September 30, 2019 from $45.7 million in the nine months ended September 30, 2018. The increase was primarily due to increased average debt outstanding primarily due to financing the rollout of RV and Outdoor Retail store openings in 2018 and a 47 basis point increase in the average interest rate.

Income tax expense

Income tax expense increased 20.9%, or $6.5 million to $37.5 million in the nine months ended September 30, 2019 from $31.0 million in the nine months ended September 30, 2018. The increase was primarily due to the revaluation of certain deferred tax assets and related changes in valuation allowance pertaining to a transfer of assets to a wholly-owned corporate subsidiary, operating losses recorded by our RV and Outdoor Retail segment for which no tax benefit can be recognized, and an increased ownership percentage of CWGS, LLC for which we are subject to U.S. federal and state taxes on our allocable share of income of CWGS, LLC.

Net income

Net income decreased 128.8%, or $176.3 million, to a net loss of $39.4 million for the nine months ended September 30, 2019 from a net income of $136.8 million in the nine months ended September 30, 2018 primarily due to the items mentioned above.

Segment results

The following tables sets forth a reconciliation of total segment income to consolidated income before income taxes for each of our segments for the periods presented:

	Nine Months Ended
	September 30, 2019		September 30, 2018		Favorable/
		Percent of		Percent of	(Unfavorable)
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%
Revenue:
Good Sam Services and Plans	$135,750	3.5%	$130,383	3.4%	$5,367	4.1%
RV and Outdoor Retail	3,826,397	97.4%	3,716,833	97.6%	109,564	2.9%
Elimination of intersegment revenue	(35,059)	(0.9%)	(37,592)	(1.0%)	2,533	(6.7%)
Total consolidated revenue	3,927,088	100.0%	3,809,624	100.0%	117,464	3.1%
Segment income:(1)
Good Sam Services and Plans	61,869	1.6%	61,139	1.6%	730	1.2%
RV and Outdoor Retail	32,512	0.8%	193,296	5.1%	(160,784)	(83.2%)
Total segment income	94,381	2.4%	254,435	6.7%	(160,054)	(62.9%)
Corporate & other	(9,742)	(0.2%)	(4,570)	(0.1%)	(5,172)	(113.2%)
Depreciation and amortization	(41,644)	(1.1%)	(34,207)	(0.9%)	(7,437)	(21.7%)
Tax Receivable Agreement liability adjustment	8,477	0.2%	—	—	8,477	100.0%
Other interest expense, net	(53,422)	(1.4%)	(45,740)	(1.2%)	(7,682)	(16.8%)
Loss and expense on debt restructure	—	—	(2,056)	(0.1%)	2,056	100.0%
(Loss) income before income taxes	$(1,950)	(0.0%)	$167,862	4.4%	$(169,812)	(101.2%)

Same store revenue- RV and Outdoor Retail(2)	$3,028,805		$3,259,241		$(230,436)	(7.1%)

(1)	Segment income represents income for each of our reportable segments and is defined as income from operations before depreciation and amortization, plus floor plan interest expense.
(2)	Same store revenue definition not applicable to the Good Sam Services and Plans segment.

Good Sam Services and Plans

Good Sam Services and Plans segment revenue increased 4.1%, or $5.4 million, to $135.8 million in the nine months ended September 30, 2019, from $130.4 million in the nine months ended September 30, 2018. The increase was primarily attributable to a $4.0 million increase in our roadside assistance programs primarily resulting from price increases, $1.0 million from additional policies in force for our vehicle insurance products and $0.4 million of various other increases.

Good Sam Services and Plans segment income increased 1.2%, or $0.7 million, to $61.9 million in the nine months ended September 30, 2019, from $61.1 million in the nine months ended September 30, 2018. The increase was primarily attributable to increased gross profit of $3.0 million, primarily attributable to price increases and lower claims costs from our roadside assistance programs and additional gross profit from the vehicle insurance products, partially offset by reduced gross profit from the extended vehicle warranty programs and additional marketing support expense; partially offset by a $2.3 million increase in selling, general and administrative expenses. Good Sam Services and Plans segment income margin decreased 138 basis points to 46.2% in the nine months ended September 30, 2019 from 47.6% in the nine months ended September 30, 2018.

RV and Outdoor Retail

RV and Outdoor Retail segment revenue increased 2.9%, or $109.6 million, to $3.8 billion in the nine months ended September 30, 2019 from $3.7 billion in the nine months ended September 30, 2018. The increase was primarily driven by a $92.7 million, or 15.9%, increase in used vehicle revenue, an $87.1 million, or 12.6%, increase in products, service and other revenue, an $18.5 million, or 5.7%, increase in finance and insurance revenue, and a $6.4 million or 21.0% increase in Good Sam Club revenue, partially offset by a $95.1 million, or 4.6%, decrease in new vehicle revenue. In the fourth quarter of 2019 and in subsequent periods, we expect RV and Outdoor Retail segment revenue will be negatively impacted by the 2019 Strategic Shift as we expect to close stores that generate significant Products, service and other revenue and eliminate certain product categories.

RV and Outdoor Retail segment income decreased 83.2%, or $160.8 million, to $32.5 million in the nine months ended September 30, 2019 from $193.3 million of segment income in the nine months ended September 30, 2018. The decrease was primarily related to long-lived asset impairment of $50.0 million; a gross profit reduction of $43.6 million primarily due to significant discounts to reduce inventory at locations that will be closing and product categories that will be eliminated as part of the 2019 Strategic Shift which we expect to continue through the fourth quarter of 2019, as well as incremental inventory reserve charges of $27.3 million related to our 2019 Strategic Shift; $55.7 million of additional selling, general and administrative expenses; $8.3 million of additional loss on disposal of assets; and $3.2 million of additional floor plan interest. RV and Outdoor Retail segment income margin decreased 439 basis points to 0.9% from 5.3% in the comparable prior year period.

Corporate and other expenses

Corporate and other expenses increased 113.2%, or $5.2 million, to $9.7 million in the nine months ended September 30, 2019 from $4.6 million in the nine months ended September 30, 2018 primarily from increased professional fees.

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

EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin

We define “EBITDA” as net income before other interest expense, net (excluding floor plan interest expense), provision for income tax expense and depreciation and amortization. We define “Adjusted EBITDA” as EBITDA further adjusted for the impact of certain non-cash and other items that we do not consider in our evaluation of ongoing operating performance. These items include, among other things, loss and expense on debt restructure, long-lived asset impairment, loss on disposal of assets, equity-based compensation, Tax Receivable Agreement liability adjustment, Gander Outdoors pre-opening costs, restructuring costs related to the 2019 Strategic Shift, and other unusual or one-time items. We define “Adjusted EBITDA Margin” as Adjusted EBITDA as a percentage of total revenue. We caution investors that amounts presented in accordance with our definitions of EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin may not be comparable to similar measures disclosed by our competitors, because not all companies and analysts calculate EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin in the same manner. We present EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin because we consider them to be important supplemental measures of our performance and believe they are frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. Management believes that investors’ understanding of our performance is enhanced by including these Non-GAAP Financial Measures as a reasonable basis for comparing our ongoing results of operations.

The following table reconciles EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin to the most directly comparable GAAP financial performance measures, which are net (loss) income and net (loss) income margin, respectively:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
($ in thousands)	2019	2018	2019	2018
EBITDA:
Net (loss) income	$(65,263)	$46,155	$(39,447)	$136,835
Other interest expense, net	17,568	16,794	53,422	45,740
Depreciation and amortization	14,104	13,179	41,644	34,207
Income tax expense	6,383	9,900	37,497	31,027
Subtotal EBITDA	(27,208)	86,028	93,116	247,809
Loss and expense on debt restructure (a)	—	—	—	2,056
Long-lived asset impairment (b)	50,025	—	50,025	—
Loss on disposal of assets and other expense, net (c)	7,087	841	9,247	987
Equity-based compensation (d)	2,934	4,188	9,513	10,535
Tax Receivable Agreement liability adjustment (e)	—	—	(8,477)	—
Gander Outdoors pre-opening costs (f)	—	5,765	—	40,771
Restructuring costs (g)	27,724	—	27,724	—
Adjusted EBITDA	$60,562	$96,822	$181,148	$302,158

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(as percentage of total revenue)	2019	2018	2019	2018
EBITDA margin:
Net (loss) income margin	(4.7%)	3.5%	(1.0%)	3.6%
Other interest expense, net	1.3%	1.3%	1.4%	1.2%
Depreciation and amortization	1.0%	1.0%	1.1%	0.9%
Income tax expense	0.5%	0.8%	1.0%	0.8%
Subtotal EBITDA margin	(2.0%)	6.6%	2.4%	6.5%
Loss and expense on debt restructure (a)	—	—	—	0.1%
Long-lived asset impairment (b)	3.6%	—	1.3%	—
Loss on disposal of assets and other expense, net (c)	0.5%	0.1%	0.2%	0.0%
Equity-based compensation (d)	0.2%	0.3%	0.2%	0.3%
Tax Receivable Agreement liability adjustment (e)	—	—	(0.2%)	—
Gander Outdoors pre-opening costs (f)	—	0.4%	—	1.1%
Restructuring costs (g)	2.0%	—	0.7%	—
Adjusted EBITDA margin	4.4%	7.4%	4.6%	7.9%

(a)	Represents the loss and expense incurred on debt restructure and financing expense incurred from the Third Amendment to the Credit Agreement in 2018.
(b)	Represents long-lived asset impairment charges related to the RV and Outdoor Retail segment, which primarily relate to locations affected by the 2019 Strategic Shift. See Note 4 – Restructuring and Long-lived Asset Impairment to our consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional information
(c)	Represents an adjustment to eliminate the losses and gains on disposal and sales of various assets and other expense, net.
(d)	Represents non-cash equity-based compensation expense relating to employees and directors of the Company.
(e)	Represents an adjustment to eliminate the loss on remeasurement of the Tax Receivable Agreement primarily due to changes in our effective income tax rate and the transfer of certain assets from GSS to CWI. See Note 12 — Income Taxes to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
(f)	Represents pre-opening store costs associated with the Gander Outdoors store openings in 2018, which is comprised of 1) Gander Outdoors-specific corporate and retail overhead, 2) distribution center expenses, and 3) store-level startup expenses. Based on the nature of the acquisition through a bankruptcy auction and the large quantity of retail locations opened in 2018 in a very compressed timeframe, the Company does not deem the pre-opening store costs for the initial rollout of Gander Outdoors locations to be normal, recurring charges. The Company does not intend to adjust for pre-opening store costs other than for the initial rollout of Gander Outdoors.
(g)	Represents restructuring costs relating to our 2019 Strategic Shift. These restructuring costs include one-time employee termination benefits, contract termination costs, incremental inventory reserve charges, and other associated costs. See Note 4 – Restructuring and Long-lived Asset Impairment to our consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional information.

Adjusted Net Income Attributable to Camping World Holdings, Inc. and Adjusted Earnings Per Share

We define “Adjusted Net Income Attributable to Camping World Holdings, Inc. – Basic” as net income attributable to Camping World Holdings, Inc. adjusted for the impact of certain non-cash and other items that we do not consider in our evaluation of ongoing operating performance. These items include, among other things, loss and expense on debt restructure, long-lived asset impairment, loss on disposal of assets, equity-based compensation, Tax Receivable Agreement liability adjustment, Gander Outdoors pre-opening costs, restructuring costs related to the 2019 Strategic Shift, other unusual or one-time items, the income tax expense effect of these adjustments, and the effect of net income attributable to non-controlling interests from these adjustments.

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

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(In thousands except per share amounts)	2019	2018	2019	2018
Numerator:
Net income (loss) attributable to Camping World Holdings, Inc.	$(30,692)	$14,123	$(32,070)	$40,726
Adjustments related to basic calculation:
Loss and expense on debt restructure (a):
Gross adjustment	—	—	—	2,056
Income tax expense for above adjustment (b)	—	—	—	(217)
Long-lived asset impairment (c):
Gross adjustment	50,025	—	50,025	—
Income tax expense for above adjustment (b)	(82)	—	(82)	—
Loss on disposal of assets and other expense, net (d):
Gross adjustment	7,087	841	9,247	987
Income tax (expense) benefit for above adjustment (b)	(467)	1	(461)	—
Equity-based compensation (e):
Gross adjustment	2,934	4,188	9,513	10,535
Income tax expense for above adjustment (b)	(246)	(345)	(815)	(894)
Tax Receivable Agreement liability adjustment (f):
Gross adjustment	—	—	(8,477)	—
Income tax benefit for above adjustment (b)	—	—	2,143	—
Gander Outdoors pre-opening costs (g):
Gross adjustment	—	5,765	—	40,771
Income tax benefit for above adjustment (b)	—	—	—	—
Restructuring costs (h):
Gross adjustment	27,724	—	27,724	—
Income tax benefit for above adjustment (b)	—	—	—	—
Adjustment to net (loss) income attributable to non-controlling interests resulting from the above adjustments (i)	(50,937)	(6,289)	(56,014)	(31,727)
Adjusted net (loss) income attributable to Camping World Holdings, Inc. – basic	5,346	18,284	733	62,237
Adjustments related to diluted calculation:
Reallocation of net income attributable to non-controlling interests from the dilutive effect of stock options and restricted stock units (j)	4	16	—	225
Income tax on reallocation of net income attributable to non-controlling interests from the dilutive effect of stock options and restricted stock units (k)	(2)	(5)	—	(78)
Adjusted net income attributable to Camping World Holdings, Inc. – diluted	$5,348	$18,295	$733	$62,384
Denominator:
Weighted-average Class A common shares outstanding – basic	37,361	37,018	37,266	36,933
Adjustments related to diluted calculation:
Dilutive options to purchase Class A common stock (l)	—	—	—	104
Dilutive restricted stock units (l)	21	37	—	103
Adjusted weighted average Class A common shares outstanding – diluted	37,382	37,055	37,266	37,140

Adjusted earnings per share - basic	$0.14	$0.49	$0.02	$1.69
Adjusted earnings per share - diluted	$0.14	$0.49	$0.02	$1.68

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(In thousands except per share amounts)	2019	2018	2019	2018
Anti-dilutive amounts (m):
Numerator:
Reallocation of net income attributable to non-controlling interests from the anti-dilutive exchange of common units in CWGS, LLC (j)	$16,362	$38,305	$48,637	$127,610
Income tax on reallocation of net income attributable to non-controlling interests from the anti-dilutive exchange of common units in CWGS, LLC (k)	$(8,958)	$(12,669)	$(26,049)	$(40,114)
Assumed income tax benefit of combining C-corporations with full valuation allowances with the income of other consolidated entities after the anti-dilutive exchange of common units in CWGS, LLC (n)	$28,228	$5,623	$44,252	$14,753
Denominator:
Anti-dilutive exchange of common units in CWGS, LLC for shares of Class A common stock (l)	51,669	51,708	51,671	51,751
Anti-dilutive restricted stock units (l)	—	—	15	—

(a)	Represents the loss and expense incurred on debt restructure and financing expense incurred from the Third Amendment to the Credit Agreement in 2018.
(b)	Represents the current and deferred income tax expense effect of the above adjustments, many of which are related to entities with full valuation allowances for which no tax benefit can be currently recognized. This assumption uses an effective tax rate of 25.3% for the adjustments for 2019 and 2018, which represents the estimated tax rate that would apply had the above adjustments been included in the determination of our non-GAAP metric.
(c)	Represents long-lived asset impairment charges related to the RV and Outdoor Retail segment, which primarily relate to locations affected by the 2019 Strategic Shift. See Note 4 – Restructuring and Long-lived Asset Impairment to our consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional information.
(d)	Represents an adjustment to eliminate the losses and gains on disposals and sales of various assets and other expense, net.
(e)	Represents non-cash equity-based compensation expense relating to employees and directors of the Company.
(f)	Represents an adjustment to eliminate the loss on remeasurement of the Tax Receivable Agreement primarily due to changes in our effective income tax rate and the transfer of certain assets from GSS to CWI. See Note 12 — Income Taxes to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
(g)	Represents pre-opening store costs associated with the Gander Outdoors store openings, which is comprised of 1) Gander Outdoors-specific corporate and retail overhead, 2) distribution center expenses, and 3) store-level startup expenses. The Company incurred significant costs related to the initial rollout of Gander Outdoors locations, which was substantially complete by December 31, 2018. Based on the nature of the acquisition through a bankruptcy auction and the large quantity of retail locations opened and to be opened in a very compressed timeframe, the Company does not deem the pre-opening store costs for the initial rollout of Gander Outdoors locations to be normal, recurring charges. The Company does not intend to adjust for pre-opening store costs other than for the initial rollout of Gander Outdoors.
(h)	Represents restructuring costs relating to our 2019 Strategic Shift. These restructuring costs include one-time employee termination benefits, contract termination costs, incremental inventory reserve charges, and other associated costs. See Note 4 – Restructuring and Long-lived Asset Impairment to our consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional information.
(i)	Represents the adjustment to net income attributable to non-controlling interests resulting from the above adjustments that impact the net income of CWGS, LLC. This adjustment uses the non-controlling interest’s weighted average ownership of CWGS, LLC of 58.0% and 58.3% for the three months ended September 30, 2019 and 2018, respectively, and 58.1% and 58.4% for the nine months ended September 30, 2019 and 2018, respectively.
(j)	Represents the reallocation of net income attributable to non-controlling interests from the impact of the assumed change in ownership of CWGS, LLC from stock options, restricted stock units, and/or common units of CWGS, LLC.
(k)	Represents the income tax expense effect of the above adjustment for reallocation of net income attributable to non-controlling interests. This assumption uses an effective tax rate of 25.3% for the adjustments for 2019 and 2018.
(l)	Represents the impact to the denominator for stock options, restricted stock units, and/or common units of CWGS, LLC.
(m)	The below amounts have not been considered in our adjusted earnings per share – diluted amounts as the effect of these items are anti-dilutive.
(n)	Represents adjustments to reflect the income tax benefit of losses of consolidated C-corporations that under the Company’s current equity structure cannot be used against the income of other consolidated subsidiaries of CWGS, LLC. Subsequent to the exchange of all common units in CWGS, LLC, the Company believes certain actions could be taken such that the C-corporations’ losses could offset income of other consolidated subsidiaries. The adjustment reflects the income tax benefit assuming effective tax rate of 25.3% during 2019 and 2018, for the losses experienced by the consolidated C-corporations for which valuation allowances have been recorded. No assumed release of valuation allowance established for previous periods are included in these amounts.

Uses and Limitations of Non-GAAP Financial Measures

Management and our board of directors use the Non-GAAP Financial Measures:

●	as a measurement of operating performance because they assist us in comparing the operating performance of our business on a consistent basis, as they remove the impact of items not directly resulting from our core operations;
●	for planning purposes, including the preparation of our internal annual operating budget and financial projections;
●	to evaluate the performance and effectiveness of our operational strategies; and
●	to evaluate our capacity to fund capital expenditures and expand our business.

By providing these Non-GAAP Financial Measures, together with reconciliations, we believe we are enhancing investors’ understanding of our business and our results of operations, as well as assisting investors in evaluating how well we are executing our strategic initiatives. In addition, our Senior Secured Credit Facilities use EBITDA to measure our compliance with covenants such as the consolidated leverage ratio. The Non-GAAP Financial Measures have limitations as analytical tools, and should not be considered in isolation, or as an alternative to, or a substitute for net income or other financial statement data presented in our consolidated financial statements included elsewhere in this Form 10-Q as indicators of financial performance. Some of the limitations are:

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

Due to these limitations, the Non-GAAP Financial Measures should not be considered as measures of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using these Non-GAAP Financial Measures only supplementally. As noted in the tables above, certain of the Non-GAAP Financial Measures include adjustments for loss and expense on debt restructure, loss on disposal of assets, equity-based compensation, Tax Receivable Agreement liability, Gander Outdoors pre-opening costs, long-lived asset impairment, restructuring costs related to the 2019 Strategic Shift, other unusual or one-time items, and the income tax expense effect described above, as applicable. It is reasonable to expect that certain of these items will occur in future periods. However, we believe these adjustments are appropriate because the amounts recognized can vary significantly from period to period, do not directly relate to the ongoing operations of our business and complicate comparisons of our internal operating results and operating results of other companies over time. Each of the normal recurring adjustments and other adjustments described in this paragraph and in the reconciliation tables above help management with a measure of our core operating performance over time by removing items that are not related to day-to-day operations.

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

CWGS, LLC intends to make a regular quarterly cash distribution to its common unit holders, including us, of approximately $0.08 per common unit and we intend to use all of the proceeds from such distribution on our common units to pay a regular quarterly cash dividend of approximately $0.08 per share on our Class A common stock, subject to our discretion as the sole managing member of CWGS, LLC and the discretion of our board of directors. During the three months ended September 30, 2019, we paid one regular quarterly cash dividend of $0.08 per share of our Class A common stock. CWGS, LLC is required to make cash distributions in accordance with the CWGS LLC Agreement in an amount sufficient for us to pay any expenses incurred by us in connection with the regular quarterly cash dividend, along with any of our other operating expenses and other obligations. In addition, we currently intend to pay a special cash dividend of all or a portion of the Excess Tax Distribution (as defined under “Dividend Policy” included in Part II, Item 5 of our Annual Report) to the holders of our Class A common stock from time to time subject to the discretion of our board of directors as described under “Dividend Policy” in our Annual Report. During the three months ended September 30, 2019, we paid one special cash dividend of $0.0732 per share of our Class A common stock.

During the three months ended September 30, 2019, we incurred long-lived asset impairment charges of $50.0 million, including $48.3 million in connection with the 2019 Strategic Shift. We expect that none of the foregoing charges will result in future cash expenditures. Additionally, in connection with the 2019 Strategic Shift, we have incurred or expect to incur costs relating to one-time employee termination benefits of $1.0 million, contract termination costs of between $10.0 million and $15.0 million, incremental inventory reserve charges of $27.3 million, and other associated costs of between $4.0 million and $6.0 million, resulting in total estimated costs of approximately $42.3 million to $49.3 million. We expect that approximately $15.0 million to $22.0 million of these costs will result in future cash expenditures. For a discussion of the 2019 Strategic Shift, see Note 4 — Restructuring and Long-lived Asset Impairment to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

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

As of September 30, 2019 and December 31, 2018, we had working capital of $470.8 million and $583.0 million, respectively, including $130.2 million and $138.6 million, respectively, of cash and cash equivalents. Our working capital reflects the cash provided by deferred revenue and gains reported under current liabilities of $93.6 million and $88.1 million as of September 30, 2019 and December 31, 2018, respectively, which reduces working capital. Deferred revenue primarily consists of cash collected for club memberships in advance of services to be provided, which is deferred and recognized as revenue over the life of the membership. We use net proceeds from this deferred membership revenue to lower our long-term borrowings and finance our working capital needs.

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

Cash Flow

The following table shows summary cash flows information for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended
	September 30,
(In thousands)	2019	2018
Net cash provided by operating activities	$323,141	$254,073
Net cash used in investing activities	(91,691)	(289,798)
Net cash used in financing activities	(239,773)	(63,072)
Net decrease in cash and cash equivalents	$(8,323)	$(98,797)

Operating activities. Our cash flows from operating activities are primarily collections from contracts in transit and customers following the sale of new and used vehicles, as well as from the sale of retail products and services and Good Sam services and plans. Contracts in transit represent amounts due from third-party lenders from whom pre-arranged agreements have been determined, and to whom the retail installment sales contracts have been assigned. Our primary uses of cash from operating activities, are repayments of vehicle floor plan payables, payments to retail product suppliers, personnel-related expenditures, payments related to leased property, advertising, and various services and program costs as well as pre-opening costs for Gander Outdoors locations during the nine months ended September 30, 2018.

Net cash provided by operating activities was $323.1 million in the nine months ended September 30, 2019, an increase of $69.1 million from $254.1 million net cash provided by operating activities in the nine months ended September 30, 2018. The increase was primarily due to $237.8 million of reduced inventory purchases, $50.0 million of long-lived asset impairment, and $40.7 million of non-cash lease expense, partially offset by a $176.3 million decrease in net income, $65.2 million of decreased accounts payable and other accrued items, and $17.9 million of other decreases.

Investing activities. Our investment in business activities primarily consists of expanding our operations through organic growth and the acquisition of retail locations. Substantially all of our new retail locations and capital expenditures have been financed using cash provided by operating activities and borrowings under our Senior Secured Credit Facilities.

The table below summarizes our capital expenditures for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended
	September 30,
(In thousands)	2019	2018
IT hardware and software	$7,045	$9,112
Greenfield and acquired retail locations	23,666	84,222
Existing retail locations	13,050	13,158
Corporate and other	1,278	1,930
Total capital expenditures	$45,039	$108,422

Our capital expenditures consist primarily of investing in acquired and greenfield retail and RV dealership locations, existing retail locations, information technology, hardware, and software. There were no material commitments for capital expenditures as of September 30, 2019.

Net cash used in investing activities was $91.7 million for the nine months ended September 30, 2019. The $91.7 million of cash used in investing activities was comprised of $48.4 million for the acquisition of RV dealerships, $45.0 million of capital expenditures related to retail locations, and $27.8 million for the purchase of real property, partially offset by proceeds of $24.6 million from the sale of real property and $4.9 million of proceeds from the sale of property and equipment. See Note 11 – Acquisitions to our unaudited consolidated financial statements included in Part 1, Item 1 of this Form 10-Q.

Net cash used in investing activities was $289.8 million for the nine months ended September 30, 2018. The $289.8 million of cash used in investing activities included $108.4 million of capital expenditures primarily for the build-out of Gander Outdoors locations, $100.1 million for the purchase of real property, and $82.2 million for the acquisition of eight RV dealership locations, four Erehwon Mountain Outfitters locations, seven Rock Creek locations, and eight consumer shows (see Note 11 – Acquisitions to our unaudited condensed consolidated financial statements include in Part 1, Item 1 of this Form 10-Q), partially offset by proceeds of $0.9 million from the sale of property and equipment.

Financing activities. Our financing activities primarily consist of proceeds from the issuance of debt and the repayment of principal and debt issuance costs.

Our net cash used in financing activities was $239.8 million for the nine months ended September 30, 2019. The $239.8 million of cash used in financing activities was primarily due to $170.2 million of net payments under the Floor Plan Facility, $60.7 million of non-controlling member distributions, $17.1 million of dividends paid on Class A common stock, $10.1 million of payments on our long-term debt, and $7.4 million of other financing uses, partially offset by $14.0 million of proceeds from our Revolving Credit Facility and $11.7 million of proceeds from long-term debt during the nine months ended September 30, 2019.

Our net cash used in financing activities was $63.1 million for the nine months ended September 30, 2018. The $63.1 million of cash used in financing activities was primarily due to $212.1 million of net payments under the Floor Plan Facility, $98.3 million of non-controlling interest member distributions, $76.7 million of payments on our long-term debt, $17.0 million of dividends paid on Class A common stock, and other financing uses of $3.3 million, partially offset by $319.9 million of proceeds from long-term debt, and $24.4 million of proceeds from our Revolving Credit Facility during the nine months ended September 30, 2018.

Description of Senior Secured Credit Facilities, Floor Plan Facility and Real Estate Facility

As of September 30, 2019 and December 31, 2018, we had outstanding debt in the form of our Senior Secured Credit Facilities, our Floor Plan Facility, and our Real Estate Facility. We may from time to time seek to refinance, retire or exchange our outstanding debt. Such refinancings, repayments or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. In the past, we have used interest rate swap derivatives to diversify our debt portfolio between fixed and variable rate instruments. For additional information regarding our interest rate risk and interest rate hedging instruments, see “Quantitative and Qualitative Disclosures About Market Risk” in Part I, Item 3 of this Form 10-Q.

Senior Secured Credit Facilities

As of September 30, 2019 and December 31, 2018, CWGS Group, LLC (the “Borrower”), an indirect subsidiary of the Company, was party to a credit agreement (as amended from time to time, the “Credit Agreement”) for a senior secured credit facility (the “Senior Secured Credit Facilities”). The Senior Secured Credit Facilities consist of a term loan facility (the “Term Loan Facility”) and a $35.0 million revolving credit facility (the “Revolving Credit Facility”). The Term Loan Facility requires mandatory principal payments in equal quarterly installments of $3.0 million, which were paid on July 1, 2019 and September 30, 2019

The Credit Agreement for our Senior Secured Credit Facilities requires the CWGS Group, LLC (the “Borrower”), an indirect subsidiary of the Company, and its subsidiaries to comply on a quarterly basis with a maximum Total Leverage Ratio (as defined in the Credit Agreement), which covenant is in effect only if, as of the end of each calendar quarter, the aggregate amount of borrowings under the revolving credit facility (including swingline loans), letters of credit and unreimbursed letter of credit disbursements outstanding at such time (minus the lesser of (a) $5.0 million and (b) letters of credit outstanding) is greater than 30% of the aggregate amount of the Revolving Lenders’ Revolving Commitments (minus the lesser of (a) $5.0 million and (b) letters of credit outstanding), as defined in the Credit Agreement. As of September 30, 2019, we were not subject to this covenant as borrowings under the Revolving Credit Facility did not exceed the 30% threshold. At September 30, 2019, we would not have met this covenant if we had exceeded the 30% threshold. As such, our borrowing capacity under the Revolving Credit Facility at September 30, 2019 was limited to $9.4 million of additional borrowings. We were in compliance with all applicable debt covenants at September 30, 2019 and December 31, 2018.

The following table details the outstanding amounts and available borrowings under our Senior Secured Credit Facilities as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30,	December 31,
	2019	2018
Senior Secured Credit Facilities:
Term Loan Facility:
Principal amount of borrowings	$1,195,000	$1,195,000
Less: cumulative principal payments	(28,900)	(19,907)
Less: unamortized original issue discount	(4,582)	(5,358)
Less: finance costs	(11,348)	(13,390)
	1,150,170	1,156,345
Less: current portion	(11,991)	(11,991)
Long-term debt, net of current portion	$1,138,179	$1,144,354
Revolving Credit Facility:
Total commitment	$35,000	$35,000
Less: outstanding letters of credit	(3,689)	(3,689)
Less: availability reduction due to Total Leverage Ratio	(21,918)	—
Additional borrowing capacity	$9,393	$31,311

See our Annual Report and Note 6 – Long-term Debt to our consolidated financial statements included in Part I, Item 1 of this Form 10-Q for a further discussion of the terms of the Senior Secured Credit Facilities.

Floor Plan Facility

As of September 30, 2019 and December 31, 2018, FreedomRoads, LLC (“FR”), an indirect subsidiary of the Company, maintained floor plan financing through the Seventh Amended and Restated Credit Agreement (“Floor Plan Facility”). On October 8, 2019, FR entered into a Second Amendment to the Seventh Amended and Restated Credit Agreement, (the “Amendment’). The Amendment reduced the total commitment under the Floor Plan Facility to $1.38 billion, and extends the maturity date of the Floor Plan Facility from December 12, 2020 to March 14, 2023, among other immaterial changes. The applicable borrowing rate margin on LIBOR and base rate loans ranges from 2.05% to 2.50% and 0.55% and 1.00%, respectively, based on the consolidated current ratio at FR. At September 30, 2019, the Floor Plan Facility allowed FR to borrow (a) up to $1.415 billion under a floor plan facility, (b) up to $15.0 million under a letter of credit facility and (c) up to a maximum amount outstanding of $60.0 million under the revolving line of credit, which maximum amount outstanding will decrease by $3.0 million on the last day of each fiscal quarter, commencing with the fiscal quarter ending March 31, 2020.

The credit agreement governing the Floor Plan Facility contains certain financial covenants which we were in compliance with at September 30, 2019 and December 31, 2018.

The following table details the outstanding amounts and available borrowings under our Floor Plan Facility as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30,	December 31,
	2019	2018
Floor Plan Facility:
Notes payable — floor plan:
Total commitment	$1,415,000	$1,415,000
Less: borrowings, net	(693,889)	(885,980)
Less: flooring line aggregate interest reduction account	(156,751)	(97,757)
Additional borrowing capacity	564,360	431,263
Less: accounts payable for sold inventory	(55,804)	(33,928)
Less: purchase commitments	(33,962)	(22,530)
Unencumbered borrowing capacity	$474,594	$374,805

Revolving line of credit	$60,000	$60,000
Less borrowings	(46,340)	(38,739)
Additional borrowing capacity	$13,660	$21,261

Letters of credit:
Total commitment	$15,000	$15,000
Less: outstanding letters of credit	(10,280)	(10,380)
Additional letters of credit capacity	$4,720	$4,620

See our Annual Report and Note 3 – Inventories and Floor Plan Payable to our consolidated financial statements included in Part I, Item 1 of this Form 10-Q for a further discussion of the terms of the Floor Plan Facility.

Real Estate Facility

As of September 30, 2019 and December 31, 2018, Camping World Property, Inc. (the ‘‘Real Estate Borrower’’), an indirect wholly-owned subsidiary of CWGS, LLC, and CIBC Bank USA (“Lender”), was party to a loan and security agreement for a real estate credit facility with an aggregate maximum principal amount of $21.5 million (“Real Estate Facility”).

The Real Estate Facility is subject to certain cross default provisions, a debt service coverage ratio, and other customary covenants which we were in compliance with at September 30, 2019 and December 31, 2018.

The outstanding principal of the Real Estate Facility was $20.3 million and $9.7 million as of September 30, 2019 and December 31, 2018.

See our Annual Report and Note 6 – Long-term Debt to our consolidated financial statements included in Part I, Item 1 of this Form 10-Q for a further discussion of the terms of the Real Estate Facility.

Sale/Leaseback Arrangements

We have in the past and may in the future enter into sale-leaseback transactions to finance certain property acquisitions and capital expenditures, pursuant to which we sell property and/or leasehold improvements to third parties and agree to lease those assets back for a certain period of time. Such sales generate proceeds which vary from period to period.

Deferred Revenue

Deferred revenue consists of our sales for products not yet recognized as revenue at the end of a given period. Our deferred revenue as of September 30, 2019 was $153.7 million.

Off-Balance Sheet Arrangements

As of September 30, 2019, we did not have any off-balance sheet arrangements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For a discussion of the Company’s quantitative and qualitative disclosures about market risks, see Item 7A. Quantitative and Qualitative Disclosures About Market Risks, in our Annual Report on Form 10-K for the year ended December 31, 2018. As of September 30, 2019, there have been no material changes in this information.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2019. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2019 as a result of the material weaknesses described in our Annual Report on Form 10-K and below.

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

Our remediation activity has included, but is not limited to, the following measures:

●	We adjusted the manner in which our reserves related to certain dealership finance and insurance product cancellation provisions are calculated, using third-party actuarial analysis to assist in determining the estimated cancellation rate to be used in the reserve.
●	We assessed our accounting resource requirements across the Company and as a result have hired, or are in the process of hiring, additional experienced accounting personnel, and taken steps to improve the overall efficiency of our accounting and reporting processes. We will continue to regularly monitor accounting resource sufficiency, and may undertake additional measures as deemed necessary to fully remediate the control deficiencies. We expect that the additional resources and process improvements will: enable the proper and timely review of asset activity, valuations, and reserves; allow us to appropriately assign resources for review of accounting analyses and associated journal entries; and provide additional review over the financial statement presentation and disclosure review process.
●	We improved the design of our existing tax controls to include additional review of the analysis to determine the amount of our income tax liabilities and related deferred income tax balances, and the ability to realize deferred tax assets, including additional review over the computation processes for the determination of the allocation of basis between the Continuing Equity Owners and the Company. We have employed specialized resources for the review of the basis allocations and the related computations surrounding our income tax liabilities and related deferred income tax balances. As part of our remediation efforts in this area, we will continue to improve the process as needed until we can conclude that the process is designed and is operating effectively.

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

Changes in Internal Control over Financial Reporting

We are taking actions to remediate the material weaknesses relating to our internal controls over financial reporting, as described above. Except as discussed above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that occurred during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Ronge and Strougo Complaints were consolidated and lead plaintiffs appointed by the court. On February 27, 2019, lead plaintiffs filed a consolidated complaint against us, certain of our officers and directors, Crestview Partners II GP, L.P. and Crestview Advisors, L.L.C., and the underwriters of the May and October 2017 secondary offerings of our Class A common stock (the “Consolidated Complaint”). The Consolidated Complaint alleges violations of Sections 11 and 12(a)(2) of the Securities Act of 1933, as well as Section 10(b) of the Securities Exchange Act of 1934, as amended, and rule 10b-5 thereunder, based on allegedly materially misleading statements or omissions of material facts necessary to make certain statements not misleading related to the business, operations, and management of the Company. Additionally, it alleges that certain of our officers and directors, Crestview Partners II GP, L.P., and Crestview Advisors, L.L.C. violated Section 15 of the Securities Act of 1933 and Section 20(a) of the Securities Exchange Act of 1934, as amended, by allegedly acting as controlling persons of the Company. The lawsuit brings claims on behalf of a putative class of purchasers of our Class A common stock between March 8, 2017 and August 7, 2018, and seeks compensatory damages, rescission, attorneys’ fees and costs, and any equitable or injunctive relief the court deems just and proper. On May 17, 2019, the Company, along with the other defendants, moved to dismiss the Consolidated Complaint.

On December 12, 2018, a putative class action complaint styled International Union of Operating Engineers Benefit Funds of Eastern Pennsylvania and Delaware v. Camping World Holdings Inc., et al. was filed in the Supreme Court of the State of New York, New York County, on behalf of all purchasers of Camping World Class A common stock issued pursuant and/or traceable to a secondary offering of such securities in October 2017 (“IUOE Complaint”). The IUOE Complaint names as defendants the Company, and certain of its officers and directors, among others, and alleges violations of Sections 11, 12(a), and 15 of the Securities Act of 1933 based on allegedly materially misleading statements or omissions of material facts necessary to make certain statements not misleading and seeks compensatory damages, including prejudgment and post-judgment interest, attorneys’ fees and costs, and any equitable or injunctive relief the court deems just and proper, including rescission. On February 28, 2019, we, along with the other defendants, moved to dismiss this action. The parties argued the merits of defendants’ motion to dismiss before the Supreme Court of the State of New York, Commercial Division, on September 6, 2019.

On February 22, 2019, a putative class action complaint styled Daniel Geis v. Camping World Holdings, Inc., et al. was filed in the Circuit Court of Cook County, Illinois, Chancery Division, on behalf of all purchasers of Camping World Class A common stock in and/or traceable to the Company’s initial public offering on October 6, 2016 (“Geis Complaint”). The Geis Complaint names as defendants the Company, certain of its officers and directors, and the underwriters of the offering, and alleges violations of Sections 11, 12(a)(2), and 15 of the Securities Act of 1933 based on allegedly materially misleading statements or omissions of material facts necessary to make certain statements not misleading. The Geis Complaint seeks compensatory damages, prejudgment and post-judgment interest, attorneys’ fees and costs, and any other and further relief the court deems just and proper. On April 19, 2019, we, along with the other defendants, moved to dismiss this action. The parties argued the merits of defendants’ motion to dismiss before the Circuit Court of Cook County, Illinois, Chancery Division on August 20, 2019. On August 26, 2019, the Court stayed the Geis Complaint pending resolution of the motion to dismiss the Consolidated Complaint that is pending in the United States District Court for the Northern District of Illinois.

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

On April 17, 2019, a shareholder derivative suit captioned Lincolnshire Police Pension Fund v. Camping World Holdings, Inc., et al., was filed in the Court of Chancery of the State of Delaware, alleging breaches of fiduciary duty for alleged failure to implement effective disclosure controls and internal controls over financial reporting and to properly oversee certain acquisitions and for alleged insider trading and unjust enrichment for compensation received during that time (the “LPPF Complaint”). The LPPF Complaint names us as nominal defendant, and names certain of our officers and directors, among others, as defendants and seeks compensatory damages, extraordinary equitable and/or injunctive relief, restitution and disgorgement, attorneys’ fees and costs, and any other and further relief the court deems just and proper. On May 30, 2019, the Court granted the parties’ joint motion to consolidate the Hunnewell and LPPF Complaints (as well as any future filed actions relating to the subject matter) and stay the newly consolidated action pending the resolution of defendants’ motion to dismiss the Consolidated Complaint pending in the United States District Court for the Northern District of Illinois.

On August 6, 2019, two shareholder derivative suits, styled Janssen v. Camping World Holdings, Inc., et al., and Sandler v. Camping World Holdings, Inc. et al., were filed in the U.S. District Court of Delaware. Both actions name us as a nominal defendant, and name certain of our officers and directors, Crestview Partners II GP, L.P. and Crestview Advisors, L.L.C. as defendants, and allege: (i) violations of Section 14(a) of the Securities Exchange Act for issuing proxy statements that allegedly omitted material information and allegedly included materially false and misleading financial statements; (ii) violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934, seeking contribution for causing us to issue allegedly false and misleading statements and/or allegedly omit material information in public statements and/or filings concerning our financial performance, the effectiveness of internal controls to ensure accurate financial reporting, and the success and profitability of the integration and rollout of Gander Outdoors stores; (iii) breaches of fiduciary duty, unjust enrichment, abuse of control, and gross mismanagement for allegedly causing or allowing us to disseminate to our shareholders materially misleading and inaccurate information through our SEC filings; and (iv) breach of fiduciary duties for alleged insider selling and misappropriation of information (together, the “Janssen and Sandler Complaints”). The Janssen and Sandler Complaints seek restitutionary and/or compensatory damages, injunctive relief, disgorgement of all profits, benefits, and other compensation obtained by the certain of our officers and directors, attorneys’ fees and costs, and any other and further relief the court deems just and proper. We are only a nominal defendant in the Janssen and Sandler Complaints. On September 25, 2019, the Court granted the parties’ joint motion to consolidate the action and stay the action pending resolution of the motion to dismiss the Consolidated Complaint that is pending in the United States District Court for the Northern District of Illinois. The Company is only a nominal defendant in the Janssen and Sandler Complaints.

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

We may not successfully execute or achieve the expected benefits of our 2019 Strategic Shift and this program may result in further asset impairment charges and adversely affect the Company's business.

In the third fiscal quarter of 2019, we announced a plan to strategically shift business away from locations where we do not have the ability or where it is not feasible to sell and/or service recreational vehicles (the “2019 Strategic Shift”). Implementation of the program may be costly and disruptive to our business. We may not be able to realize the benefits initially anticipated and the expected costs may be greater than expected. A variety of factors could cause the Company not to realize some or all of the expected benefits or incur greater costs, including, among others, delays in the anticipated timing of activities related to the 2019 Strategic Shift, unexpected costs associated with executing the 2019 Strategic Shift, or the Company's ability to achieve the benefits contemplated by the program. Further, any cost savings that the Company realizes may be offset, in whole or in part, by a reduction in revenues or through increases in other expenses. In addition, the Company may need to incur further impairment charges to its long-lived assets, including its Right of Use lease assets, as a result of the 2019 Strategic Shift. The 2019 Strategic Shift has and may continue to require a significant amount of management's and other employees' time and focus, which may divert attention from effectively operating and growing our business.

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

Decreases in Active Customers, average spend per customer, or retention and renewal rates for our Good Sam services and plans would negatively affect our financial performance, and a prolonged period of depressed consumer spending could have a material adverse effect on our business. Promotional activities and decreased demand for consumer products have also affected our profitability and margins, particularly in recent quarters, and this negative impact could continue or worsen in future periods. In addition, adverse economic conditions may result in an increase in our operating expenses due to, among other things, higher costs of labor, energy, equipment and facilities, as well as higher tariffs. Due to fluctuations in the U.S. economy, our sales, operating and financial results for a particular period are difficult to predict, making it difficult to forecast results for future periods. Additionally, we are subject to economic fluctuations in local markets that may not reflect the economic conditions of the U.S. economy. Any of the foregoing factors could have a material adverse effect on our business, financial condition and results of operations.

In addition, the success of our recurring Good Sam services and plans depends, in part, on our customers’ use of certain RV sites and/or the purchase of services, protection plans, products and resources through participating merchants, as well as the health of the RV industry generally. If general economic conditions worsen, our customers may perceive that they have less disposable income for leisure activities or they may not be able to obtain credit for discretionary purchases. As a result, they may travel less frequently, spend less when they travel and purchase and utilize our services, protection plans, products and resources less often, if at all, which could have a material adverse effect on our business, financial condition and results of operations.

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

We cannot be certain that historical consumer preferences for RVs in general, and any related products, will remain unchanged. RVs are generally used for recreational purposes, and demand for our products may be adversely affected by competition from other activities that occupy consumers’ leisure time and by changes in consumer lifestyle, usage pattern, or taste. Similarly, an overall decrease in consumer leisure time may reduce consumers’ willingness to purchase our products. Over the past several years, we have seen a shift in our overall sales mix towards new travel trailer vehicles, which has led to declines in our average selling price of a new vehicle unit. From 2015 to 2018, new vehicle travel trailer units increased from 62% of total new vehicle unit sales to more than 68% of total new vehicle unit sales and the average selling price of a new vehicle unit has declined from $39,853 to $35,221. The increased popularity of new travel trailer vehicles and the lower price points of these units compared to other new vehicle classes, such as motorhomes and fifth wheels, could continue to lower our average selling price of a new vehicle unit and impact our ability to grow same store revenue. However, after several years of strong growth, the overall RV industry experienced decelerating demand for new vehicles in 2018 and wholesale shipments of new RV vehicles declined 4.1% for the full year of 2018 and 18.2% for the nine months ended September 30, 2019 on a period-over-period comparable period basis. Decelerating industry trends in 2018 and 2019 have also negatively impacted our same store revenue trends during those periods. These factors have negatively impacted our results of operations and may continue to negatively impact our results of operations in the future, which could have a material adverse effect on our business, financial condition and results of operations.

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

Like many other outdoor and active sports-oriented retailers, a portion of the products that we purchase for resale, including those purchased from domestic suppliers, is manufactured abroad in China and other countries. In addition, we believe most of our private label merchandise is manufactured abroad. Trade tensions between the U.S. and China, as well as those between the U.S. and Canada, Mexico and other countries have been escalating in recent months. Most notably, multiple rounds of U.S. tariffs were placed on Chinese goods being exported to the U.S. during 2018 and 2019. Each of these U.S. tariff impositions against Chinese exports were followed by a round of retaliatory Chinese tariffs on U.S. exports to China. The competing tariff regimes imposed by the U.S. and Chinese administrations have continued in recent months, including new tariffs by the U.S. administration that went into effect in September 2019 and retaliatory tariffs by the Chinese administration.

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

The Ronge and Strougo Complaints were consolidated and lead plaintiffs appointed by the court. On February 27, 2019, lead plaintiffs filed a consolidated complaint against us, certain of our officers and directors, Crestview Partners II GP, L.P. and Crestview Advisors, L.L.C., and the underwriters of the May and October 2017 secondary offerings of our Class A common stock (the “Consolidated Complaint”). The Consolidated Complaint alleges violations of Sections 11 and 12(a)(2) of the Securities Act of 1933, as well as Section 10(b) of the Securities Exchange Act of 1934, as amended, and rule 10b-5 thereunder, based on allegedly materially misleading statements or omissions of material facts necessary to make certain statements not misleading related to the business, operations, and management of the Company. Additionally, it alleges that certain of our officers and directors, Crestview Partners II GP, L.P., and Crestview Advisors, L.L.C. violated Section 15 of the Securities Act of 1933 and Section 20(a) of the Securities Exchange Act of 1934, as amended, by allegedly acting as controlling persons of the Company. The lawsuit brings claims on behalf of a putative class of purchasers of our Class A common stock between March 8, 2017 and August 7, 2018, and seeks compensatory damages, rescission, attorneys’ fees and costs, and any equitable or injunctive relief the court deems just and proper. On May 17, 2019, the Company, along with the other defendants, moved to dismiss the Consolidated Complaint.

On December 12, 2018, a putative class action complaint styled International Union of Operating Engineers Benefit Funds of Eastern Pennsylvania and Delaware v. Camping World Holdings Inc., et al. was filed in the Supreme Court of the State of New York, New York County, on behalf of all purchasers of

Camping World Class A common stock issued pursuant and/or traceable to a secondary offering of such securities in October 2017 (“IUOE Complaint”). The IUOE Complaint names as defendants Camping World, and certain of our officers and directors, among others, and alleges violations of Sections 11, 12(a), and 15 of the Securities Act of 1933 based on allegedly materially misleading statements or omissions of material facts necessary to make certain statements not misleading and seeks compensatory damages, including prejudgment and post-judgment interest, attorneys’ fees and costs, and any equitable or injunctive relief the court deems just and proper, including rescission. On February 28, 2019, we, along with the other defendants, moved to dismiss this action. The parties argued the merits of defendants’ motion to dismiss before the Supreme Court of the State of New York, Commercial Division, on September 6, 2019.

On February 22, 2019, a putative class action complaint styled Daniel Geis v. Camping World Holdings, Inc., et al. was filed in the Circuit Court of Cook County, Illinois, Chancery Division, on behalf of all purchasers of Camping World Class A common stock in and/or traceable to our initial public offering on October 6, 2016 (“Geis Complaint”). The Geis Complaint names as defendants Camping World, certain of our officers and directors, and the underwriters of the offering, and alleges violations of Sections 11, 12(a)(2), and 15 of the Securities Act of 1933 based on allegedly materially misleading statements or omissions of material facts necessary to make certain statements not misleading. The Geis Complaint seeks compensatory damages, prejudgment and post-judgment interest, attorneys’ fees and costs, and any other and further relief the court deems just and proper. On April 19, 2019, we, along with the other defendants, moved to dismiss this action. The parties argued the merits of defendants’ motion to dismiss before the Circuit Court of Cook County, Illinois, Chancery Division on August 20, 2019. On August 26, 2019, the Court stayed the Geis Complaint pending resolution of the motion to dismiss the Consolidated Complaint that is pending in the United States District Court for the Northern District of Illinois.

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

On April 17, 2019, a shareholder derivative suit captioned Lincolnshire Police Pension Fund v. Camping World Holdings, Inc., et al., was filed in the Court of Chancery of the State of Delaware, alleging breaches of fiduciary duty for alleged failure to implement effective disclosure controls and internal controls over financial reporting and to properly oversee certain acquisitions and for alleged insider trading and unjust enrichment for compensation received during that time (the “LPPF Complaint”). The LPPF Complaint names us as nominal defendant, and names certain of our officers and directors, among others, as defendants and seeks compensatory damages, extraordinary equitable and/or injunctive relief, restitution and disgorgement, attorneys’ fees and costs, and any other and further relief the court deems just and proper. On May 30, 2019, the Court granted the parties’ joint motion to consolidate the Hunnewell and LPPF Complaints (as well as any future filed actions relating to the subject matter) and stay the newly consolidated action pending the resolution of defendants’ motion to dismiss the Consolidated Complaint pending in the United States District Court for the Northern District of Illinois.

On August 6, 2019, two shareholder derivative suits, styled Janssen v. Camping World Holdings, Inc., et al., and Sandler v. Camping World Holdings, Inc. et al., were filed in the U.S. District Court of Delaware. Both actions name us as a nominal defendant, and name certain of our officers and directors, Crestview Partners II GP, L.P. and Crestview Advisors, L.L.C. as defendants, and allege: (i) violations of Section 14(a) of the Securities Exchange Act for issuing proxy statements that allegedly omitted material information and allegedly included materially false and misleading financial statements; (ii) violations of Section 10(b) and 20(a) of the Securities Exchange Act, seeking contribution for causing us to issue allegedly false and misleading statements and/or allegedly omit material information in public statements and/or filings concerning our financial performance, the effectiveness of internal controls to ensure accurate financial reporting, and the success and profitability of the integration and rollout of Gander Outdoors stores; (iii)

breaches of fiduciary duty, unjust enrichment, abuse of control, and gross mismanagement for allegedly causing or allowing us to disseminate to our shareholders materially misleading and inaccurate information through our SEC filings; and (iv) breach of fiduciary duties for alleged insider selling and misappropriation of information (together, the “Janssen and Sandler Complaints”). The Janssen and Sandler Complaints seek restitutionary and/or compensatory damages, injunctive relief, disgorgement of all profits, benefits, and other compensation obtained by the certain of our officers and directors, attorneys’ fees and costs, and any other and further relief the court deems just and proper. On September 25, 2019, the Court granted the parties’ joint motion to consolidate the action and stay the action pending resolution of the motion to dismiss the Consolidated Complaint that is pending in the United States District Court for the Northern District of Illinois. The Company is only a nominal defendant in the Janssen and Sandler Complaints.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Following approval by the Compensation Committee of the Board of Directors of the Company, on November 11, 2019, the Company and Melvin Flanigan, the Company’s Chief Financial Officer and Secretary, entered into an amendment to Mr. Flanigan’s employment agreement (the “Amendment”). The Amendment provides that Mr. Flanigan’s annual base salary will be $350,000, increased from $250,000, effective as of October 1, 2019.

Item 6.  Exhibits

Exhibits Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Camping World Holdings, Inc.	10-Q	001-37908	3.1	11/10/16

3.2	Amended and Restated Bylaws of Camping World Holdings, Inc.	10-Q	001-37908	3.2	11/10/16

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

4.1	Specimen Stock Certificate evidencing the shares of Class A common stock	S-1/A	333-211977	4.1	9/13/16

10.1	Second Amendment to Seventh Amended and Restated Credit Agreement dated October 8, 2019 by and among FreedomRoads, LLC as borrower, the lenders party thereto, and Bank of America, N.A. as administrative agent	8-K	001-37908	10.1	10/10/19

10.2	Amendment to Employment Agreement, dated November 8, 2019, by and between the Company and Melvin Flanigan					*

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer					*

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer					*

32.1	Section 1350 Certification of Chief Executive Officer					**

32.2	Section 1350 Certification of Chief Financial Officer					**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					***

101.SCH	Inline XBRL Taxonomy Extension Schema Document					***

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					***

101.DEF	Inline XBRL Extension Definition Linkbase Document					***

101.LAB	Inline XBRL Taxonomy Label Linkbase Document					***

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					***

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					***

*     Filed herewith

**    Furnished herewith

***   Submitted electronically herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Camping World Holdings, Inc.

Date: November 12, 2019	By:	/s/ Melvin L. Flanigan
Melvin L. Flanigan
Chief Financial Officer and Secretary

(Authorized Officer and Principal Financial Officer)