Form 10-K
period 2019-12-31
Camping World Holdings, Inc.
filed 2020-02-28
CIK 1669779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to_____

Commission file number: 001-37908

CAMPING WORLD HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	81-1737145 (I.R.S. Employer Identification No.)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ◻   No ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ◻   No ⌧

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

Large accelerated filer ◻	Accelerated filer ⌧	Non-accelerated filer ◻	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ⌧

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, as of June 28, 2019, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $404,459,000. Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the Registrant as of such date have been excluded because such persons may be deemed to be affiliates.

As of February 25, 2020, the registrant had 37,533,138 shares of Class A common stock outstanding, 50,706,629 shares of Class B common stock outstanding, and one share of Class C common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to its 2020 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2019 are incorporated herein by reference in Part III.

Camping World Holdings, Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2019

BASIS OF PRESENTATION

As used in this Annual Report on Form 10-K (this “Form 10-K”), unless the context otherwise requires, references to:

●	“we,” “us,” “our,” the “Company,” “Camping World,” “Good Sam” and similar references refer to Camping World Holdings, Inc., and, unless otherwise stated, all of its subsidiaries, including CWGS Enterprises, LLC, which we refer to as “CWGS, LLC” and, unless otherwise stated, all of its subsidiaries.
●	"Active Customer" refers to a customer who has transacted with us in any of the eight most recently completed fiscal quarters prior to the date of measurement. Unless otherwise indicated, the date of measurement is December 31, 2019, our most recently completed fiscal quarter.
●	“Continuing Equity Owners” refers collectively to ML Acquisition, funds controlled by Crestview Partners II GP, L.P. and the Former Profit Unit Holders and each of their permitted transferees that own common units in CWGS, LLC and who may redeem at each of their options their common units for, at our election (determined solely by our independent directors within the meaning of the rules of the New York Stock Exchange who are disinterested), cash or newly-issued shares of our Class A common stock.
●	“Crestview” refers to Crestview Advisors, L.L.C., a registered investment adviser to private equity funds, including funds affiliated with Crestview Partners II GP, L.P.
●	“CWGS LLC Agreement” refers to CWGS, LLC’s amended and restated limited liability company agreement, as amended.
●	“Former Equity Owners” refers to those Original Equity Owners controlled by Crestview Partners II GP, L.P. that have exchanged their direct or indirect ownership interests in CWGS, LLC for shares of our Class A common stock in connection with the consummation of our initial public offering (“IPO”).
●	“Former Profit Unit Holders” refers collectively to our named executive officers (excluding Marcus Lemonis), Andris A. Baltins and K. Dillon Schickli, who are members of our board of directors, and certain other current and former non-executive employees and former directors, in each case, who held common units of CWGS, LLC pursuant to CWGS, LLC’s equity incentive plan that was in existence prior to our IPO and received common units of CWGS, LLC in exchange for their profit units in CWGS, LLC.
●	“ML Acquisition” refers to ML Acquisition Company, LLC, a Delaware limited liability company, indirectly owned by each of Stephen Adams and our Chairman and Chief Executive Officer, Marcus Lemonis.
●	“ML Related Parties” refers to ML Acquisition and its permitted transferees of common units.
●	“ML RV Group” refers to ML RV Group, LLC, a Delaware limited liability company, wholly-owned by our Chairman and Chief Executive Officer, Marcus Lemonis.
●	“Original Equity Owners” refers to the direct and certain indirect owners of interests in CWGS, LLC, collectively, prior to the Reorganization Transactions and Recapitalization (as defined in Note 1 – Summary of Significant Accounting Policies and Note 18 – Stockholders’ Equity to our consolidated financial statements included in Part II, Item 8 of this Form 10-K, respectively) conducted in conjunction with our IPO, including ML Acquisition, funds controlled by Crestview Partners II GP, L.P. and the Former Profit Unit Holders.
●	“Tax Receivable Agreement” refers to the tax receivable agreement that the Company entered into with CWGS, LLC, each of the Continuing Equity Owners and Crestview Partners II GP, L.P. in connection with the Company’s IPO.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Form 10-K”) contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts contained in this Form 10-K may be forward-looking statements. Statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, including, among others, statements regarding the timeline for and benefits of our 2019 Strategic Shift (as defined below); expected new retail location openings and closures, including greenfield locations and acquired locations; sufficiency of our sources of liquidity and capital and potential need for additional financing; future capital expenditures and debt service obligations; refinancing, retirement or exchange of outstanding debt; expectations regarding industry trend and consumer behavior and growth; our ability to capture positive industry trends and pursue growth; our plans to increase new products offered to our customers and grow our businesses to enhance our visibility with respect to revenue and cash flow, and to increase our overall profitability; volatility in sales and potential impact of miscalculating the demand for our products or our product mix; expectations regarding increase of certain expenses in connection with our growth; expectations regarding our pending litigation, and our plans related to dividend payments, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘expects,’’ ‘‘plans,’’ ‘‘anticipates,’’ ‘‘could,’’ ‘‘intends,’’ ‘‘targets,’’ ‘‘projects,’’ ‘‘contemplates,’’ ‘‘believes,’’ ‘‘estimates,’’ ‘‘predicts,’’ ‘‘potential’’ or ‘‘continue’’ or the negative of these terms or other similar expressions. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including the important factors described in this Form 10-K under Item 1A. Risk Factors and in our other filings with the Securities and Exchange Commission (“SEC”), that may cause our actual results, performance or achievements to differ materially and adversely from those expressed or implied by the forward-looking statements.

Any forward-looking statements made herein speak only as of the date of this Form 10-K, and you should not rely on forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, performance, or achievements reflected in the forward-looking statements will be achieved or occur. We undertake no obligation to update any of these forward-looking statements for any reason after the date of this Form 10-K or to conform these statements to actual results or revised expectations.

PART I

ITEM 1. BUSINESS

Overview

Camping World Holdings, Inc. (together with its subsidiaries) is America’s largest retailer of recreational vehicles (“RVs”) and related products and services. Our vision is to build a long-term legacy business that makes RVing fun and easy, and our Camping World and Good Sam brands have been serving RV consumers since 1966. We strive to build long-term value for our customers, employees, and shareholders by combining a unique and comprehensive assortment of RV products and services with a national network of RV dealerships, service centers and customer support centers along with the industry’s most extensive online presence and a highly-trained and knowledgeable team of associates serving our customers, the RV lifestyle, and the communities in which we operate. We also believe that our Good Sam organization and family of programs and services uniquely enables us to connect with our customers as stewards of the RV lifestyle. On December 31, 2019, we operated a total of 175 retail locations, with 165 of these selling and/or servicing RVs.

Business Strategy

Key elements of our business strategy are:

Offer a Unique and Comprehensive Assortment of RV Products and Services. We believe our product and service offerings represent the best and most comprehensive assortment of services, protection plans, products and resources in the RV industry. Many of our offerings, including our Good Sam services and plans, our private label RVs, and our private label accessories, are unique to us and have been developed in collaboration with leading industry suppliers and RV enthusiasts. With more than 50 years of RV industry experience, 165 retail locations selling and/or servicing RVs, and 5.1 million Active Customers, we believe our size and scale allows us to deliver exceptional value to our customers.

Operate a National Network of RV Dealerships and Service Centers. As of December 31, 2019, we operated a national network of 165 RV dealerships and/or service centers. The majority of these RV dealerships and service centers are conveniently located off major highways and interstates in key RV markets, staffed with knowledgeable local team members offering expert advice and a comprehensive assortment of RV-related products and services. Our RV dealerships and service centers are a one-stop-shop for everything RV and give RV consumers peace of mind that they can find what they need when they need it in their local market or while traveling throughout the country.

Focus on Customer Service. We believe customer service is a critical component of our business. Our dealerships and service centers are staffed with knowledgeable local team members offering expert advice and a wide assortment of products and services. Also, we operate a network of centralized customer contact centers staffed with trained customer service professionals to interact and assist customers with all types of products and services. Our goal is that every call – whether to one of our contact centers or to a store – will be answered promptly by a live person. Our contact center specialists are extensively trained to assist customers with complex orders and provide a level of service that leads to exceptional customer service and long-term customer relationships. In 2019, our contact centers handled more than 2.5 million calls and responded to over 450,000 emails and social media communications.

Leverage Our Resources and Synergies. Our unique and comprehensive assortment of RV products and services, our national network of RV dealerships and service centers, our network of customer service and contact centers, and our online and e-commerce platforms all work together to service our customers and make RVing fun and easy. When a new customer transacts with us across any of our business areas, the new customer enters our database and we leverage customized customer relationship management (“CRM”) tools and analytics to actively and intelligently engage, service and promote other offerings and the RV lifestyle. With more than 50 years of RV industry experience, 165 retail locations selling and/or servicing RVs, and 5.1 million Active Customers, we believe our size and scale allows us to deliver exceptional value to our customers.

Stewards of the RV Lifestyle. We believe that our Good Sam organization and family of programs and services uniquely enables us to connect with our customers as stewards of the RV lifestyle. Good Sam programs such as extended vehicle warranty programs, roadside assistance plans, vehicle and home insurance programs, and Good Sam TravelAssist travel protection plans help to ensure our customers’ health and safety while traveling, and our Good Sam Club, co-branded credit card, extended vehicle warranty programs and vehicle protection plans provide great value to keep our customers’ RVs in top shape while providing a host of discounts and services all designed to enhance the overall customer RV experience. By providing unique programs that promote the health, safety and protection of the RV community, the Company drives an unparalleled opportunity to build a large, loyal, and growing community of RV enthusiasts to whom we can provide our basket of products and services for years to come.

Background, Restructuring and Recent Developments

Founded in 1966, our Good Sam and Camping World brands have been serving RV owners and outdoor enthusiasts for more than 50 years. Good Sam combined with Camping World in 1997, when the Good Sam Club had approximately 911,000 members and Camping World had 26 retail locations. In 2011, Camping World Good Sam combined with FreedomRoads, a successful RV dealership business founded in 2003, to form the largest provider of products and services for RVs in North America. From 2011 to 2018, we continued to expand our footprint of RV dealerships through new store openings and acquisitions.

On May 26, 2017, we acquired certain assets of Gander Mountain Company (“Gander Mountain”) and its Overton’s, Inc. (“Overton’s”) marine and watersports business through a bankruptcy auction. Prior to the bankruptcy, Gander Mountain operated 160 retail locations and an e-commerce business that serviced the hunting, camping, fishing, shooting sports, and outdoor markets. Following the acquisition, we rebranded the Gander Mountain business as Gander Outdoors and began opening the rebranded Gander Outdoors stores in December 2017. On December 31, 2018, the Gander Outdoors and Overton’s business consisted of 61 retail stores and an e-commerce and direct marketing business. In 2017 and 2018, we also acquired several other specialty retail businesses, including Active Sports, Inc. (which included TheHouse.com), EIGHTEEN0THREE LLC, dba W82, Uncle Dan's LTD, Erehwon Mountain Outfitter, and Rock Creek Outfitters, that collectively operated a total of 23 specialty store locations on December 31, 2018.

In 2019, we made a strategic decision to refocus our business around our core RV competencies. In August of 2019, we divested 13 specialty store locations under the Uncle Dan’s and Rock Creek nameplates. On September 3, 2019, our Board of Directors approved a plan to strategically shift our business away from locations where we did not have the ability or where it was not feasible to sell and/or service RVs (the “2019 Strategic Shift”). On September 3, 2019, we operated 37 Gander Outdoors and seven specialty store locations that did not sell and/or service RVs. In line with the 2019 Strategic Shift, we closed three locations in the third quarter of 2019, and 31 locations in the fourth quarter of 2019 that did not sell/and or service RVs. As of December 31, 2019, we operated 10 locations that did not sell and/or service RVs. For more information on the impact to our 2019 financial results, please see Note 5 – Restructuring and Long-lived Asset Impairments to our consolidated financial statements included in Part II, Item 8 of this Form 10-K.

Segments and Offerings

We operate two reportable segments: (i) Good Sam Services and Plans and (ii) RV and Outdoor Retail. In the first quarter of 2019, we realigned the structure of our internal organization in a manner that caused the composition of our reportable segments to change. Our reportable segment financial information has been recast to reflect the updated reportable segment structure for all periods presented. See Note 22 —

Segment Information to our consolidated financial statements included in Part II, Item 8 of this Form 10-K for further information regarding our reportable segments.

Good Sam Services and Plans

Our Good Sam Services and Plans segment consists of programs, plans and services that are geared towards protecting, insuring and promoting the RV lifestyle, and include services such as extended vehicle service contracts, vehicle roadside assistance, property and casualty insurance, travel protection, travel planning and directories, and consumer shows and publications. Because our Good Sam protection plans and programs are often purchased to cover a multiple-year period and are renewable in nature, this area of our business tends to generate high-margin, recurring revenue that is driven both by vehicle purchases and the installed base of RV owners in the United States. Founded in 1966 to help fellow RV travelers on the road, the Good Sam brand has been supporting and assisting RVers for more than 50 years.

Our Good Sam Services and Plans segment offerings include:

●	Good Sam extended vehicle service contracts. We offer mechanical breakdown insurance underwritten and insured by QBE Europe Insurance Ltd (“QBE”). The contracts cover the cost of parts, labor and repairs to motorized and towable RVs as well as autos, pick-up trucks and sport utility vehicles. The contracts ensure the members will have continuous protection during the life of the contracts. QBE assumes full underwriting risk associated with the contracts and we are compensated on a commission basis. As of December 31, 2019, we had approximately 73,000 contracts in force underwritten by QBE.
●	Good Sam roadside assistance plans. We offer roadside assistance plans for services such as towing, jump starting, tire changing, mobile mechanics and others. We contract with Signature’s Nationwide Motor Club, Inc. to handle dispatch calls through its network of tow providers and we pay a fee per incident or call. As of December 31, 2019, we had approximately 648,000 contracts in force under our emergency roadside assistance plan.
●	Good Sam property and casualty insurance programs. We offer property and casualty insurance for RVs and other types of vehicles as well as home insurance underwritten by various insurance providers, including National General, Progressive, Foremost and Safeco. We do not share the underwriting risk of the insurance programs and we receive a marketing fee based on the amount of premium paid to the insurance providers. For the year ended December 31, 2019, we sold, through third-party insurance providers, insurance policies with an aggregate net written premium of $276 million.
●	Good Sam TravelAssist travel protection. We offer travel protection plans designed to assist travelers with medical emergency situations. The plans provide 24/7 coverage for emergency medical evacuation, return-home services, emergency medical monitoring, as well as other travel assistance services. We contract with On Call International to offer travel protection plans through Good Sam TravelAssist, where On Call International primarily assumes the underwriting risk through third-party underwriters. As of December 31, 2019, we had approximately 216,000 contracts in force primarily underwritten by On Call International’s underwriter, Inter Hannover.
●	Good Sam consumer shows. We offer RV and outdoor related consumer shows designed to promote and sell RV and outdoor lifestyle and related products and services. During 2019, we promoted and operated 37 consumer shows in 29 cities across 18 states that attracted more than

285,000 visitors. These shows provide a strategic opportunity to expose first time buyers and existing RV and outdoor sports enthusiasts to our products and services.
●	Other activities. We produce certain monthly and annual RV focused consumer magazines, and travel and planning directories, and operate the Coast to Coast Club which provides access to and savings at private membership campgrounds.

RV and Outdoor Retail

Our RV and Outdoor Retail segment consists of all aspects of our RV dealership operations, which includes selling new and used RVs, assisting with the financing of new and used RVs, selling protection and insurance related services and plans for RVs, servicing and repairing new and used RVs, installation of RV parts and accessories, and selling RV and outdoor related products, parts and accessories. Within our RV and Outdoor Retail business, we also operate the Good Sam Club, which we believe is the largest membership-based RV organization in the world, with approximately 2.1 million members as of December 31, 2019. Membership benefits include a variety of discounts, exclusive benefits, specialty publications and other membership benefits, all of which we believe enhance the RV experience, drive customer engagement and loyalty, and provide cross-selling opportunities for our other products and services. A map depicting our national network of 165 RV dealerships and service centers as of December 31, 2019 is provided below:

Source: Statistical Surveys, Inc. (15 largest RV markets)

RV and Outdoor Retail segment offerings include:

●	New and Used Vehicles. A wide selection of new and used RVs across a range of price points, classes and floor plans. The table below contains a breakdown of our new RV unit sales and average selling price by RV class for 2019. Sales of new vehicles represented 48.5%, 52.4%

and 56.9% of total revenue for 2019, 2018 and 2017, respectively. Sales of used vehicles represented 17.5%, 15.3% and 15.6% of total revenue for 2019, 2018, and 2017, respectively.

•	Vehicle financing. Through arrangements with third-party lenders we are able to provide financing for most of the new and used RVs we sell through our retail locations. Generally, our financing transactions are structured through long-term retail installment sales contracts with terms of up to 20 years, which we enter into with our customers on behalf of our third-party lenders. The retail installment sales contracts are then assigned on a non-recourse basis, with the third-party lender assuming underwriting and credit risk. In 2019, we arranged financing transactions for approximately 74.1% of our total number of new and used units sold for which we earn a commission from the third-party lender.
•	Protection Plans. We offer and sell a variety of protection plans and services to the purchasers of our RVs as part of the delivery process, as well as gap, wheel, tire and fabric protection plans. These products are primarily underwritten and administered by independent third parties, and we are primarily compensated on a commission basis.
•	Repair and Maintenance. We offer RV repair and maintenance services at the majority of our retail locations. With approximately 2,300 RV service bays across our national footprint, we are equipped to offer comprehensive repair and maintenance services for most RV components.
•	Installation of parts and accessories. Our full-service repair facilities enable us to install all parts and accessories that we sell in our retail locations, including, among other items, towing and hitching products, satellite systems, braking systems, leveling systems and appliances. We believe our ability to both sell and install parts and accessories affords us a competitive advantage over online and big box retailers, that do not have service centers designed to accommodate RVs, and over RV dealerships that do not offer a comprehensive selection of parts and accessories.
•	Collision repair. We offer collision repair services, including fiberglass front and rear cap replacement, windshield replacement, interior remodel solutions, and paint and body work, at many of our retail locations, and 39% of our retail locations are equipped with full body paint booths. Our facilities are equipped to offer a wide selection of collision repair services, including fiberglass front and rear cap replacement, windshield replacement, interior remodel solutions and paint work. We perform collision repair services for a number of insurance carriers, including Progressive, National General and Nationwide.
•	RV parts, equipment, supplies and accessories. We offer a wide range of RV parts, equipment, supplies and accessories, including towing and hitching products, satellite and GPS systems, appliances and furniture, retractable awnings, leveling systems, braking systems, step systems, ramps and ladders, hand rails, batteries, heaters, covers, generators, electrical products, lighting products, maintenance products, supplies and other products.
•	Outdoor products and accessories. We offer a variety of outdoor products and accessories that are specifically curated for the RV community, including equipment, gear and supplies for camping, hunting, fishing, skiing, snowboarding, bicycling, skateboarding, marine and watersports and other outdoor activities.
•	Good Sam Club. The Good Sam Club is a membership organization that offers savings on a variety of products and services, including products purchased at any of our retail and online stores, discounts on nightly rates at affiliated Good Sam RV parks and other benefits related to the RV lifestyle. We believe the Good Sam Club is the largest membership-based RV enthusiast organization in the world. As of December 31, 2019, there were approximately 2.1 million members in our Good Sam Club.
•	Co-branded credit cards. We contract with Visa and Comenity Capital Bank to offer a Good Sam Rewards Visa® branded credit card. Cardholders receive enhanced rewards points, which are referred to as Good Sam Rewards, for money spent at our retail locations, on our e-commerce platforms, at gas stations and at private campgrounds across the U.S. and Canada. As of December 31, 2019, we had approximately 204,000 issued and open Good Sam co-branded credit card accounts.

Vehicle Sourcing and Dealer Agreements

We acquire new RVs for retail sale directly from the original equipment manufacturer. Our strategy is to partner with financially sound manufacturers that make high quality products, have adequate manufacturing capacity and distribution, and maintain an appropriate product mix. We have strategic relationships with leading RV manufacturers, including Thor Industries, Inc. and Forest River, Inc.. As of December 31, 2019, Thor Industries and Forest River accounted for approximately 71.6% and 17.6%, respectively, of our new RV inventory. In certain instances, our manufacturing partners produce private label products exclusively available at our RV dealerships and through our e-commerce platforms.

Our supply arrangements with manufacturers are typically governed by dealer agreements, which are customary in the RV industry and made on a location-by-location basis. Dealer agreements generally give us the right to sell certain RV makes and models within an exclusive designated area. Our dealer agreements with manufacturers are generally made on a location by location basis, and each retail location typically enters into multiple dealer agreements with multiple manufacturers. The terms of these dealer agreements typically require us to, among other things, meet all the requirements and conditions of the manufacturer’s applicable programs, maintain certain minimum inventory requirements and meet certain retail sales objectives, perform services and repairs for all owners of the manufacturer’s RVs (regardless from whom the RV was purchased) that are still under warranty, and stock certain of the manufacturer’s parts and accessories needed to service and repair the manufacturer’s RVs, actively advertise and promote the manufacturer’s RVs, and indemnify the manufacturer under certain circumstances. In addition, many of our dealer agreements contain stocking level requirements and certain of our dealer agreements contain contractual provisions concerning minimum advertised product pricing for current model year units.

We generally acquire used RVs from customers, primarily through trade-ins, as well as through auctions and other sources, and we generally recondition used RVs acquired for retail sale in our parts and service departments. Used RVs that we do not sell at our RV-centric retail locations generally are sold at wholesale prices through auctions.

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

Marketing and Advertising

The lifestyle element of the RV industry and the multi-year nature of many of our products and services provides the opportunity to build long-term relationships with our customers. Our marketing strategies are focused on developing awareness around our brands, products and services, and driving traffic to our stores and websites, and we utilize a combination of direct mail, email, printed catalogs and flyers, digital, social and traditional media, as well as online inventory listings to accomplish this. As part of our marketing efforts, we maintain a proprietary database of individuals and customer purchasing data that we utilize for direct mail, email and telemarketing campaigns. As of December 31, 2019, this database contained over 30 million unique contacts. In addition, we are involved in various sponsored sporting event activities. We are the sponsor of the NASCAR Gander RV and Outdoors Truck Series, Major League Baseball Spring Training plus the naming rights sponsor of Camping World Stadium in Orlando, Florida.  We also have official partner status for our brands for both Major League Baseball and NASCAR. Periodically we promote the opening of each new retail location through grand opening celebrations at which we may have special events and discounted prices.

Trademarks and Other Intellectual Property

We own a variety of registered trademarks and service marks related to our brands and our services, protection plans, products and resources, including Good Sam, Camping World, Gander Outdoors, Gander RV and Overton’s. We also own the copyrights to certain articles in our publications and numerous domain names, including www.goodsamclub.com, www.campingworld.com, www.ganderoutdoors.com, www.ganderrv.com, www.overtons.com, www.the-house.com, among others. We believe that our trademarks and other intellectual property have significant value and are important to our marketing efforts. We do not know of any material pending claims of infringement or other challenges to our right to use our intellectual property in the United States or elsewhere. For additional information regarding our intellectual property, see Note 7 – Goodwill and Intangible Assets.

Employees

As of December 31, 2019, we had 10,809 full-time and 1,398 part-time or seasonal employees. None of our employees are represented by a labor union or are party to a collective bargaining agreement, and we have had no labor-related work stoppages. We believe that our employee relations are good.

Competition

We face competition in all areas of our business. We believe that the principal competitive factors in the RV industry are breadth and depth of products and services, quality, pricing, availability, convenience, and customer service. Our competitors vary in size and breadth of their product offerings.

We compete directly or indirectly with the following types of companies:

●	other RV dealers selling new and used RVs;
●	major national insurance and warranty companies, providers of roadside assistance and providers of extended vehicle service contracts;

●	other large-format outdoor and active sporting goods stores and chains, such as Academy Sports + Outdoors, REI, Bass Pro Shops (including Cabela’s) and Sportsman’s Warehouse;
●	multi-channel retailers and mass merchandisers, warehouse clubs, discount stores, department stores and other retailers, such as Wal-Mart, Target and Amazon;
●	other specialty retailers that compete with us across a significant portion of our merchandising categories through retail, catalog or e-commerce businesses, such as Bass Pro Shops (including Cabela’s), Sportsman’s Warehouse and REI;
●	online retailers; and
●	independent, local specialty stores.

Additional competitors may enter the businesses in which we currently operate. Moreover, some of our mass merchandising competitors do not currently compete in many of the product categories we offer but may choose to offer a broader array of competing products in the future.

Seasonality

Historically, our business has been seasonal. Since recreational vehicles are primarily used by vacationers and campers during times of warmer weather, demand for our products and services tends to be highest in the spring and summer months and lowest in the winter months. As a result, our revenue and profitability has historically been higher in the second and third quarters than in the first and fourth quarters. On average over the last three years ended December 31, 2019, we generated 30.0% and 28.2% of our annual revenue in the second and third quarters, respectively, and 21.5% and 20.3% in the first and fourth quarters, respectively. For further discussion, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Seasonality” in Item 7 of Part II of this Form 10-K.

Laws and Regulations

Our operations are subject to varying degrees of federal, state and local laws and regulations, including our RV sales, firearm sales, vehicle financing, outbound telemarketing, direct mail, roadside assistance programs, extended vehicle service contracts and insurance activities. These laws and regulations include consumer protection laws, so-called “lemon laws,” privacy laws, escheatment laws, anti-money laundering laws and other extensive laws and regulations applicable to new and used vehicle dealers, as well as a variety of other laws and regulations. These laws also include federal and state wage and hour, anti-discrimination and other employment practices laws. Furthermore, new laws and regulations, particularly at the federal level, may be enacted that could also affect our business. See “Risk Factors — Risks Related to Our Business — Our business is subject to numerous federal, state and local regulations.” in Item 1A of Part I of this Form 10-K.

Motor Vehicle

Our dealership operations are subject to the National Traffic and Motor Vehicle Safety Act, Federal Motor Vehicle Safety Standards promulgated by the United States Department of Transportation and the rules and regulations of various state motor vehicle regulatory agencies. We are also subject to federal and numerous state consumer protection and unfair trade practice laws and regulations relating to the sale, transportation and marketing of motor vehicles, including so-called “lemon laws.” Federal, state and local laws and regulations also impose upon vehicle operators’ various restrictions on the weight, length and width of motor vehicles that may be operated in certain jurisdictions or on certain roadways. Certain jurisdictions also prohibit the sale of vehicles exceeding length restrictions. Federal and state authorities also have various environmental control standards relating to air, water, noise pollution and hazardous waste generation and disposal.

Our RV financing activities with customers are subject to federal truth-in-lending, consumer leasing and equal credit opportunity laws and regulations as well as state and local motor vehicle finance laws, leasing laws, installment finance laws, usury laws and other installment sales and leasing laws and regulations, some of which regulate finance and other fees and charges that may be imposed or received in connection with motor vehicle retail installment sales. Claims arising out of actual or alleged violations of law may be asserted against us or our retail locations by individuals, a class of individuals, or governmental entities and may expose us to significant damages or other penalties, including revocation or suspension of our licenses to conduct retail operations and fines.

Our insurance marketing activities are subject to state rules and regulations governing the business of insurance including, without limitation, laws governing the administration, underwriting, marketing, solicitation and/or sale of insurance programs. The insurance carriers that underwrite the programs that we sell are required to file their rates for approval by state regulators. Additionally, certain state laws and regulations govern the form and content of certain disclosures that must be made in connection with the sale, advertising or offer of any insurance program to a consumer. We review all marketing materials we disseminate to the public for compliance with applicable insurance regulations. We are required to maintain certain licenses and approvals in order to market insurance programs.

Our consumer marketing activities are subject to Federal and State enacted consumer protection statutes designed to ensure that consumers are protected from unfair and deceptive marketing practices. Our e-commerce activities are subject to the Mail or Telephone Order Merchandise Rule and related regulations promulgated by the Federal Trade Commission (the “FTC”) which affect our catalog mail order operations.

Firearms

Because we sell firearms at certain of our retail locations, we are subject to regulation by the Bureau of Alcohol, Tobacco, Firearms and Explosives (the “ATF”). Each applicable store has a federal firearms license permitting the sale of firearms, and our applicable distribution centers have obtained federal firearms licenses to store and distribute firearms. Certain states require a state license to sell firearms, and we have obtained these licenses for the states in which we operate that have such a requirement.

We must comply with federal, state and local laws and regulations, including the National Firearms Act of 1934 (the “NFA”), and the Gun Control Act of 1968 (the “GCA”), all of which have been amended from time to time. The NFA and the GCA require our business to, among other things, maintain federal firearms licenses for our applicable locations and perform a pre-transfer background check in connection with all firearms purchases. We perform this background check using either the FBI-managed National Instant Criminal Background Check System (“NICS”) or, if required by state law, a state government-managed system that relies on NICS and any additional information collected by the state.

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

We are routinely inspected by the ATF and various state agencies to ensure compliance with federal and local regulations with regards to the manufacture, transfer, importation or sale of firearms and related products. While we view such inspections as a starting point, we employ more thorough internal compliance inspections to help ensure we are in compliance with all applicable laws. We dedicate significant resources to ensure compliance with applicable federal, state and local regulations, including to in-store training and other training materials such as learning management system training modules, training manuals, and standard operating procedures. Our compliance department conducts random internal audits modeled after those conducted by ATF inspectors. Our staff at retail locations are required to adhere to compliance direction from training materials. We utilize a database and application program to track acquisitions and dispositions of serialized inventory that are designed to meet all federal standards. Additionally, we use an internet-enabled application to assist in completing the federally required records and background checks for firearms.

Environmental, Health and Safety Regulations

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

Most of our RV-centric retail locations utilize above ground storage tanks, and to a lesser extent underground storage tanks, primarily for petroleum-based products. Storage tanks are subject to periodic testing, containment, upgrading and removal requirements under the Resource Conservation and Recovery Act and its state law counterparts. Clean-up or other remedial action may be necessary in the event of leaks or other discharges from storage tanks or other sources. In addition, water quality protection programs under the federal Water Pollution Control Act (commonly known as the Clean Water Act), the Safe Drinking Water Act and comparable state and local programs govern certain discharges from some of our operations. Similarly, air emissions from our operations, such as RV painting, are subject to the federal Clean Air Act and related state and local laws. Certain health and safety standards promulgated by the Occupational Safety and Health Administration of the United States Department of Labor and related state agencies also apply.

Although we incur costs to comply with applicable environmental, health and safety laws and regulations in the ordinary course of our business, we do not presently anticipate that such costs will have a material adverse effect on our business, financial condition or results of operations. We do not have any material known environmental commitments or contingencies.

Additional Information

We were incorporated in the State of Delaware in 2016. Our principal executive offices are located at 250 Parkway Drive, Suite 270, Lincolnshire, IL 60069 and our telephone number is (847) 808-3000. We make available our public filings, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current Reports on Form 8-K, and any amendments to those reports with the SEC free of charge through our website at www.campingworld.com in the “Investor Relations” section under “Financial Info” as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC.

The information contained in, or accessible through, our website does not constitute a part of this Form 10-K.

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

In the third fiscal quarter of 2019, we announced a plan to strategically shift business away from locations where we do not have the ability or where it is not feasible to sell and/or service recreational vehicles (the “2019 Strategic Shift”). Implementation of the program may be costly and disruptive to our business. We may not be able to realize the benefits initially anticipated and the expected costs may be greater than expected. A variety of factors could cause the Company not to realize some or all of the expected benefits or incur greater costs, including, among others, delays in the anticipated timing of activities related to the 2019 Strategic Shift, unexpected costs associated with executing the 2019 Strategic Shift, or the Company's ability to achieve the benefits contemplated by the program. Further, any cost savings that the Company realizes may be offset, in whole or in part, by a reduction in revenues or through increases in other expenses. In addition, the Company may need to incur further impairment charges to its long-lived assets, including its operating lease assets, as a result of the 2019 Strategic Shift. The 2019 Strategic Shift has required, and may continue to require, a significant amount of management's and other employees' time and focus, which may divert attention from effectively operating and growing our business.

Our business is affected by the availability of financing to us and our customers.

Our business is affected by the availability of financing to us and our customers. Generally, RV dealers, including us, finance their purchases of inventory with financing provided by lending institutions. As of December 31, 2019, we had up to $1.38 billion in maximum borrowing capacity under our Seventh Amended and Restated Credit Agreement for floor plan financing (as further amended, the “Floor Plan Facility”) of which $848.0 million was outstanding and, after deducting $87.0 million of flooring line aggregate interest reduction account, $8.0 million for approved purchases that were in process at the manufacturers and $27.9 million of borrowings included in accounts payable for sold inventory, the available line for future inventory purchases as of December 31, 2019 was $408.8 million. On December 4, 2018, FreedomRoads, LLC entered into a First Amendment to the Floor Plan Facility Amendment which increased the maximum amount outstanding under the revolving line of credit to $60.0 million from $35.0 million, and $40.9 million of borrowings were outstanding under the revolving line of credit as of December 31, 2019. On October 8, 2019, FreedomRoads, LLC entered into a Second Amendment to the Seventh Amended and Restated Credit Agreement which reduced the total commitment under the Floor Plan Facility to $1.38 billion, and extends the maturity date of the Floor Plan Facility to March 15, 2023, among other immaterial changes. As of December 31, 2019, approximately 99.1% of the invoice cost of new RV inventory and no used RV inventory was financed under the Floor Plan Facility. A decrease in the availability of this type of wholesale financing or an increase in the cost of such wholesale financing could prevent us from carrying adequate levels of inventory, which may limit product offerings and could lead to reduced sales and revenues.

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

Our success depends to a significant extent on the well-being, as well as the continued popularity and reputation for quality, of our manufacturers, particularly Thor Industries, Inc. and Forest River, Inc.

Thor Industries, Inc. and Forest River, Inc. supplied approximately 71.6% and 17.6%, respectively, of our new RV inventory as of December 31, 2019. We depend on our manufacturers to provide us with products that compare favorably with competing products in terms of quality, performance, safety and advanced features. Any adverse change in the production efficiency, product development efforts, technological advancement, marketplace acceptance, reputation, marketing capabilities or financial condition of our manufacturers, particularly Thor Industries, Inc. and Forest River, Inc., could have a substantial adverse impact on our business. Any difficulties encountered by any of these manufacturers, resulting from economic, financial, or other factors, could adversely affect the quality and amount of products that they are able to supply to us, and the services and support they provide to us.

The interruption or discontinuance of the operations of Thor Industries, Inc. and Forest River, Inc. or other manufacturers could cause us to experience shortfalls, disruptions, or delays with respect to needed inventory. Although we believe that adequate alternate sources would be available that could replace any manufacturer as a product source, those alternate sources may not be available at the time of any interruption, and alternative products may not be available at comparable quality and prices.

Our supply arrangements with manufacturers are typically governed by dealer agreements, which are customary in the RV industry. Our dealer agreements with manufacturers are generally made on a location-by-location basis, and each retail location typically enters into multiple dealer agreements with multiple manufacturers. Our dealer agreements also generally provide for a one-year term, which is typically renewed annually. The terms of our dealer agreements are typically subject to:

●	our meeting all the requirements and conditions of the manufacturer’s applicable programs;
●	our maintaining certain minimum inventory requirements and meeting certain retail sales objectives;

●	us performing services and repairs for all owners of the manufacturer’s RVs (regardless from whom the RV was purchased) that are still under warranty and us carrying the manufacturer’s parts and accessories needed to service and repair the manufacturer’s RVs in stock at all times;
●	us actively advertising and promoting the manufacturer’s RVs; and
●	us indemnifying the manufacturer under certain circumstances.

In addition, certain of our dealer agreements contain stocking level requirements and certain of our dealer agreements contain contractual provisions concerning minimum advertised product pricing for current model year units. Wholesale pricing is generally established on a model year basis and is subject to change in the manufacturer’s sole discretion. In certain cases, manufacturers have, and may continue to establish a suggested retail price, below which we cannot advertise that manufacturer’s RVs. Any change, non-renewal, unfavorable renegotiation or termination of these arrangements for any reason could adversely affect product availability and cost and our financial performance.

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

As a business that relies on consumer discretionary spending, we have in the past and may in the future be adversely affected if our customers reduce, delay or forego their purchases of our services, protection plans, products and resources as a result of:

●	job losses, lower income levels or other population and employment trends;
●	bankruptcies;
●	higher consumer debt and interest rates;
●	reduced access to credit;
●	higher energy and fuel costs;
●	relative or perceived cost, availability and comfort of RV use versus other modes of travel, such as air travel and rail;
●	falling home prices;
●	lower consumer confidence or discretional consumer spending;
●	uncertainty or changes in tax policies and tax rates;
●	uncertainty due to national or international security concerns; or
●	other general economic conditions, including inflation, deflation and recessions.

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

In addition, we have faced, and may continue to face, increased competition from other businesses with similar product and service offerings during recent periods. For example, our competitors have listed RVs at or below cost and we have had little visibility into our competitors or manufacturers’ inventories. As a result, we have responded and may need to further respond by establishing pricing, marketing and other programs or by seeking out additional strategic alliances or acquisitions that may be less favorable to us than we could otherwise establish or obtain in more favorable economic environments. Such programs have adversely impacted our gross margin, operating margin and selling, general and administrative expenses. In addition, declines in the national economy could cause merchants who participate in our programs to go out of business. It is likely that, should the number of merchants entering bankruptcy rise, the number of uncollectible accounts would also rise. These factors could have a material adverse effect on our business, financial condition and results of operations.

Changes in consumer preferences for our products or our failure to gauge those preferences could lead to reduced sales and have increased our cost of sales and selling, general and administrative expenses.

We cannot be certain that historical consumer preferences for RVs in general, and any related products, will remain unchanged. RVs are generally used for recreational purposes, and demand for our products may be adversely affected by competition from other activities that occupy consumers’ leisure time and by changes in consumer lifestyle, usage pattern, or taste. Similarly, an overall decrease in consumer leisure time may reduce consumers’ willingness to purchase our products. Over the past several years, we have seen a shift in our overall sales mix towards new travel trailer vehicles, which has led to declines in our average selling price of a new vehicle unit. From 2015 to 2019, new vehicle travel trailer units as a percent of total new vehicles increased from 62% to 69% of total new vehicle unit sales and the average selling price of a new vehicle unit has declined from $39,853 to $35,854. The increased popularity of new travel trailer vehicles and the lower price points of these units compared to other new vehicle classes, such as motorhomes and fifth wheels, could continue to lower our average selling price of a new vehicle unit and impact our ability to grow same store revenue. However, after several years of strong growth, the overall RV industry experienced decelerating demand for new vehicles in 2018 which continued in 2019. According to the RV Industry Association, wholesale shipments of new RV vehicles declined 4.1% for 2018 and 16.0% for 2019 on a period-over-period comparable period basis. Decelerating industry trends in 2018 and 2019 have also negatively impacted our same store revenue trends during those periods. These factors have negatively impacted our results of operations and may continue to negatively impact our results of operations in the future, which could have a material adverse effect on our business, financial condition and results of operations.

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

●	major national insurance and warranty companies, providers of roadside assistance and providers of extended service contracts;
●	other dealers of new and used RVs;
●	independent, local specialty stores, such as “mom & pops”;
●	other large-format outdoor and active sports goods stores and chains, such as Academy Sports + Outdoors, REI, Bass Pro Shops (including Cabela’s) and Sportsman’s Warehouse;
●	multi-channel retailers and mass merchandisers, warehouse clubs, discount stores, department stores and online retailers, such as Amazon, Target and Wal-Mart;
●	other specialty retailers that compete with us across a significant portion of our merchandising categories through retail, catalog or e-commerce businesses, such as Bass Pro Shops (including Cabela’s), Sportsman’s Warehouse and REI; and
●	online retailers.

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

In the past, we have acquired new retail locations in new markets and new businesses, product lines or product categories. For example, in 2017 we acquired certain assets of Gander Mountain and Overton’s, and in 2018 we acquired several other specialty retail businesses. As a result of this and any future expansion, we may have less familiarity with local consumer preferences and less business, product or category knowledge with respect to new businesses, product lines or categories, and could encounter difficulties in attracting customers due to a reduced level of consumer familiarity with our brands or reduced product or category knowledge, including due to recent acquisitions noted above. Other factors that may impact our ability to open or acquire new retail locations in new markets and to operate them profitably or acquire new businesses, product lines or categories, many of which are beyond our control, include:

●	our ability to identify suitable acquisition opportunities or new locations, including our ability to gather and assess demographic and marketing data to determine consumer demand for our products in the locations we select or accurately assess profitability;
●	our ability to negotiate favorable lease agreements;

●	our ability to secure product lines;
●	delays in the entitlement process, the availability of construction materials and labor for new retail locations and significant construction delays or cost overruns;
●	our ability to secure required third-party or governmental permits and approvals;
●	our ability to hire and train skilled store operating personnel, especially management personnel;
●	our ability to provide a satisfactory mix of merchandise that is responsive to the needs of our customers living in the geographic areas where new retail locations are built or acquired;
●	our ability to supply new retail locations with inventory in a timely manner;
●	our competitors building or leasing retail locations near our retail locations or in locations we have identified as targets;
●	regional economic and other factors in the geographic areas where we expand; and
●	general economic and business conditions affecting consumer confidence and spending and the overall strength of our business.

Our expansion into new markets, businesses, products or categories may not be supported adequately by our current resources, personnel and systems, and may also create new distribution and merchandising challenges, including additional strain on our distribution centers, an increase in information to be processed by our management information systems and diversion of management attention from existing operations. To the extent that we are not able to meet these additional challenges, our sales could decrease, and our operating expenses could increase, which could have a material adverse effect on our business, financial condition and results of operations.

Finally, the size, timing, and integration of any future new retail location openings or acquisitions or the acquisition of new businesses, product lines or categories may cause substantial fluctuations in our results of operations from quarter to quarter. In particular, our lack of operating history with the newly acquired businesses, particularly the Gander RV and Outdoors locations, could cause the ramp up and profitability levels of these locations to be slower and lower than our traditional greenfield location openings which could negatively impact the margins of the RV and Outdoor Retail segment. Also, the large number of immature RV locations operating under the Gander RV and Outdoor brands may not achieve similar levels of profitability as our Camping World RV locations and could negatively impact our future profitability. Our products, service and other gross margin was impacted in 2019 and 2018 by the opening of a net 30 Gander Outdoors locations. Consequently, our results of operations for any quarter may not be indicative of the results that may be achieved for any subsequent quarter or for a full fiscal year. These fluctuations could adversely affect the market price of our common stock.

As a result of the above factors, we cannot assure you that we will be successful in operating our retail locations in new markets or acquiring new businesses, product lines or categories on a profitable basis, and our failure to do so could have a material adverse effect on our business, financial condition and results of operations.

Unforeseen expenses, difficulties, and delays encountered in connection with acquisitions could inhibit our growth and negatively impact our profitability

Our ability to continue to grow through the acquisition of additional retail locations will depend upon various factors, including the following:

●	the availability of suitable acquisition candidates at attractive purchase prices;

●	the ability to compete effectively for available acquisition opportunities;
●	the availability of cash on hand, borrowed funds or Class A common stock with a sufficient market price to finance the acquisitions;
●	the ability to obtain any requisite third-party or governmental approvals; and
●	the absence of one or more third parties attempting to impose unsatisfactory restrictions on us in connection with their approval of acquisitions.

As a part of our strategy, we occasionally engage in discussions with various dealerships and other outdoor lifestyle businesses regarding their potential acquisition by us. In connection with these discussions, we and each potential acquisition candidate exchange confidential operational and financial information, conduct due diligence inquiries, and consider the structure, terms, and conditions of the potential acquisition. Potential acquisition discussions frequently take place over a long period of time and involve difficult business integration and other issues, including in some cases, management succession and related matters. As a result of these and other factors, a number of potential acquisitions that from time to time appear likely to occur do not result in binding legal agreements and are not consummated. In addition, we may have disagreements with potential acquisition targets, which could lead to litigation. Any of these factors or outcomes could result in a material adverse effect on our business, financial condition and results of operations.

Failure to maintain the strength and value of our brands could have a material adverse effect on our business, financial condition and results of operations.

Our success depends on the value and strength of our key brands, including Good Sam, Camping World, Gander Outdoors, and Gander RV. These brands are integral to our business as well as to the implementation of our strategies for expanding our business. Maintaining, enhancing, promoting and positioning our brands, particularly in new markets where we have limited brand recognition, will depend largely on the success of our marketing and merchandising efforts and our ability to provide high quality services, protection plans, products and resources and a consistent, high quality customer experience. Our brands could be adversely affected if we fail to achieve these objectives, if we fail to comply with local laws and regulations, if we are subject to publicized litigation or if our public image or reputation were to be tarnished by negative publicity. Some of these risks may be beyond our ability to control, such as the effects of negative publicity regarding our manufacturers, suppliers or third-party providers of services or negative publicity related to members of management. Any of these events could result in decreases in revenues. Further, maintaining, enhancing, promoting and positioning our brands image may require us to make substantial investments in areas such as merchandising, marketing, store operations, community relations, store graphics and employee training, which could adversely affect our cash flow, and which may ultimately be unsuccessful. These factors could have a material adverse effect on our business, financial condition and results of operations.

Our failure to successfully order and manage our inventory to reflect consumer demand in a volatile market and anticipate changing consumer preferences and buying trends has and may continue to have an adverse effect on our business, financial condition and results of operations.

Our success depends upon our ability to successfully manage our inventory and to anticipate and respond to merchandise trends and consumer demands in a timely manner. Our products appeal to consumers who are, or could become, RV owners and/or outdoor and active sports enthusiasts across North America. The preferences of these consumers cannot be predicted with certainty and are subject to change. Further, the retail consumer industry, by its nature, is volatile and sensitive to numerous economic factors, including consumer preferences, competition, market conditions, general economic conditions and other factors outside of our control. We typically order merchandise well in advance of the following selling season making it difficult for us to respond rapidly to new or changing product trends, increases or decreases in consumer demand or changes in prices. If we misjudge either the market for our merchandise or our consumers’ purchasing habits in the future, our revenues may decline significantly, and we may not have sufficient quantities of merchandise to satisfy consumer demand or sales orders, or we may be required to discount excess inventory, either of which could have a material adverse effect on our business, financial condition and results of operations. For example, in the normal course of business, we periodically will implement discounting to reduce our excess RV inventory. In addition, we have exited or are exiting certain non-RV retail categories because we felt those categories did not have sufficient demand or sales margins to justify our inventory levels. These activities have negatively impacted our gross margin, operating margin and selling, general and administrative expenses.

Our same store revenue may fluctuate and may not be a meaningful indicator of future performance.

Our same store revenue may vary from quarter to quarter. A number of factors have historically affected, and will continue to affect, our same store revenue results, including:

●	changes or anticipated changes to regulations related to some of the products we sell;
●	consumer preferences, buying trends and overall economic trends;
●	our ability to identify and respond effectively to local and regional trends and customer preferences;
●	our ability to provide quality customer service that will increase our conversion of shoppers into paying customers;
●	competition in the regional market of a store;
●	atypical weather patterns;
●	changes in our product mix;
●	changes to local or regional regulations affecting our stores;
●	changes in sales of Good Sam services and plans and retention and renewal rates for our annually renewing Good Sam services and plans; and
●	changes in pricing and average unit sales.

An unanticipated decline in revenues or same store revenue may cause the price of our Class A common stock to fluctuate significantly.

Our business is seasonal and this leads to fluctuations in sales and revenues.

We have experienced, and expect to continue to experience, variability in revenue, net income and cash flows as a result of annual seasonality in our business. The RV outdoor and active sports specialty retail industries are cyclical and because RVs are used primarily by vacationers and campers, demand for services, protection plans, products and resources generally declines during the winter season, while sales and profits are generally highest during the spring and summer months. In addition, unusually severe weather conditions in some geographic areas may impact demand.

On average, over the three years ended December 31, 2019, we have generated 30.0% and 28.2% of our annual revenue in the second and third fiscal quarters, respectively, which include the spring and summer months. We have historically incurred additional expenses in the second and third fiscal quarters due to higher purchase volumes, increased staffing in our retail locations and program costs. If, for any reason, we miscalculate the demand for our products or our product mix during the second and third fiscal quarters, our sales in these quarters could decline, resulting in higher labor costs as a percentage of sales, lower margins and excess inventory, which could have a material adverse effect on our business, financial condition and results of operations.

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

The operation of our business, the rate of our expansion and our ability to respond to changing business and economic conditions depend on the availability of adequate capital, which in turn depends on cash flow generated by our business and, if necessary, the availability of equity or debt capital. We also require sufficient cash flow to meet our obligations under our existing debt agreements. (see “Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Description of Senior Secured Credit Facilities and Floor Plan Facility” in Item 7 of Part II of this Form 10-K). We cannot assure you that our cash flow from operations or cash available under our financing agreements, including our Revolving Credit Facility or our Floor Plan Facility, will be sufficient to meet our needs. If we are unable to generate sufficient cash flows from operations in the future, and if availability under our Revolving Credit Facility or our Floor Plan Facility is not sufficient, or if additional borrowings under our Real Estate Facility are unavailable, we may have to obtain additional financing. If we obtain additional capital by issuing equity, the interests of our existing stockholders will be diluted. If we incur additional indebtedness, that indebtedness may contain significant financial and other covenants that may significantly restrict our operations.

In addition, the United Kingdom’s Financial Conduct Authority, which regulates the London Inter-bank Offered Rate (“LIBOR”), has announced that intends to stop encouraging or requiring banks to submit LIBOR rates after 2021, and it is unclear if LIBOR will cease to exist or if new methods of calculating LIBOR will evolve. We currently have the option to determine our interest rate using a formula that includes either the LIBOR rate or an alternate base rate. If LIBOR ceases to exist or the methods of calculating LIBOR change from their current form, we may no longer have the ability to elect the LIBOR rate under our Floor Plan Facility or Senior Secured Credit Facilities or our current or future indebtedness may be adversely affected. This could impact our interest costs and our ability to borrow additional funds.

Our Senior Secured Credit Facilities and our Floor Plan Facility contain restrictive covenants that may impair our ability to access sufficient capital and operate our business.

Our Senior Secured Credit Facilities and our Floor Plan Facility contain various provisions that limit our ability to, among other things:

●	incur additional indebtedness;
●	incur certain liens;
●	consolidate or merge;
●	alter the business conducted by us and our subsidiaries;
●	make investments, loans, advances, guarantees and acquisitions;
●	sell assets, including capital stock of our subsidiaries;

●	pay dividends on capital stock or redeem, repurchase or retire capital stock or certain other indebtedness;
●	engage in transactions with affiliates; and
●	enter into agreements restricting our subsidiaries’ ability to pay dividends.

In addition, the restrictive covenants in our Senior Secured Credit Facilities and our Floor Plan Facility require us to maintain specified financial ratios and provide for acceleration of the indebtedness thereunder in the case of certain events of default, which could have a material adverse effect on our business, financial condition and results of operations. See “Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Description of Senior Secured Credit Facilities and Floor Plan Facility” in Item 7 of Part II of this Form 10-K and Note 9 — Long-Term Debt to our audited consolidated financial statements included in Item 8 of Part II of this Form 10-K. Our ability to comply with those financial ratios may be affected by events beyond our control, and our failure to comply with these ratios could result in an event of default. In an event of default, we may not have sufficient funds available, or we may not have access to sufficient capital from other sources, to repay any accelerated debt and our lenders could foreclose on liens which cover substantially all of our assets.

We primarily rely on five fulfillment and distribution centers for our retail, e-commerce and catalog businesses, and, if there is a natural disaster or other serious disruption at either facility, we may be unable to deliver merchandise effectively to our stores or customers.

We currently rely on five distribution and fulfillment centers located in Bakersfield, California; two in Greenville, North Carolina; Lebanon, Indiana; and St. Paul, Minnesota for our retail, e-commerce and catalog businesses. The Company plans to close the two Greenville, North Carolina distribution centers during the first half of 2020. We handle almost all of our e-commerce and catalog orders and distribution to our retail stores through these five facilities. Any natural disaster or other serious disruption at either facility due to fire, tornado, earthquake, flood or any other cause could damage our on-site inventory or impair our ability to use such distribution and fulfillment center. While we maintain business interruption insurance, as well as general property insurance, the amount of insurance coverage may not be sufficient to cover our losses in such an event. Any of these occurrences could impair our ability to adequately stock our stores or fulfill customer orders and harm our results of operations.

Natural disasters, whether or not caused by climate change, unusual weather conditions, epidemic outbreaks, terrorist acts and political events could disrupt business and result in lower sales and otherwise adversely affect our financial performance.

The occurrence of one or more natural disasters, such as tornadoes, hurricanes, fires, floods, hail storms and earthquakes, unusual weather conditions, epidemic outbreaks such as Ebola, Zika virus, novel coronavirus or measles, terrorist attacks or disruptive political events in certain regions where our stores are located could adversely affect our business and result in lower sales. Severe weather, such as heavy snowfall or extreme temperatures, may discourage or restrict customers in a particular region from traveling to our stores or utilizing our products, thereby reducing our sales and profitability. Natural disasters including tornadoes, hurricanes, floods, hailstorms and earthquakes may damage our stores or other operations, which may materially adversely affect our consolidated financial results. In particular, there is currently significant uncertainty relating to the potential effect of the novel coronavirus outbreak on our business. Infections may become more widespread, including to the United States, which could lead to product shortages and reduce customer demand for our products. In addition to business interruption, our retailing business is subject to substantial risk of property loss due to the concentration of property at our retail locations. To the extent these events also impact one or more of our key suppliers or result in the closure of one or more of our distribution centers or our corporate headquarters, we may be unable to maintain inventory balances, maintain delivery schedules or provide other support functions to our stores. Our insurance coverage may also be insufficient to cover all losses related to such events. Any of these events could have a material adverse effect on our business, financial condition and results of operations.

We depend on our relationships with third-party providers of services, protection plans, products and resources and a disruption of these relationships or of these providers’ operations could have an adverse effect on our business and results of operations.

Our business depends in part on developing and maintaining productive relationships with third-party providers of services, protection plans, products and resources that we market to our customers. During the year ended December 31, 2019 we sourced our products from approximately 2,400 domestic and international vendors. Additionally, we rely on certain third-party providers to support our services, protection plans, products and resources, including insurance carriers for our property and casualty insurance and extended service contracts, banks and captive financing companies for vehicle financing and refinancing, Comenity Capital Bank as the issuer of our co-branded credit card and a tow provider network for our roadside assistance programs. We cannot accurately predict when, or the extent to which, we will experience any disruption in the supply of products from our vendors or services from our third-party providers. Any such disruption could negatively impact our ability to market and sell our services, protection plans, products and resources, which could have a material adverse effect on our business, financial condition and results of operations. In addition, Comenity Capital Bank could decline to renew our services agreement or become insolvent and unable to perform our contract, and we may be unable to timely find a replacement bank to provide these services.

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

We also are subject to risks, such as the price and availability of raw materials, labor disputes, union organizing activity, strikes, inclement weather, natural disasters, war and terrorism and adverse general economic and political conditions that might limit our vendors’ ability to provide us with quality merchandise on a timely and cost-efficient basis. We may not be able to develop relationships with new vendors, and products from alternative sources, if any, may be of a lesser quality and more expensive than those we currently purchase. Additionally, our sale of firearms generally, may have an adverse effect on our relationships with one or more of our third-party providers, or key suppliers or vendors, and could negatively impact our results. Any delay or failure in offering quality products and services to our customers could have a material adverse effect on our business, financial condition and results of operations.

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

We also offer a co-branded credit card issued by Comenity Capital Bank, a third-party bank that manages and directly extends credit to our customers. The cardholders can earn promotional points on a variety of qualifying purchases, such as purchases at our RV and Outdoor Retail locations, on Good Sam purchases and at private campgrounds across the United States and Canada. We earn incentive payments from our card network partner based on the use of the credit card. A decrease in the popularity and use of our co-branded credit card could reduce our ability to earn incentive payment income as part of the program and could have a material adverse effect on our business, financial condition and results of operations.

Because certain of the products that we sell are manufactured abroad, we may face delays, new or increased tariffs, increased cost or quality control deficiencies in the importation of these products, which could reduce our net sales and profitability.

Like many other outdoor and active sports-oriented retailers, a portion of the products that we purchase for resale, including those purchased from domestic suppliers, is manufactured abroad in China and other countries. In addition, we believe most of our private label merchandise is manufactured abroad. Trade tensions between the United States and China, and other countries have been escalating in recent years. U.S. tariff impositions against Chinese exports have generally been followed by retaliatory Chinese tariffs on U.S. exports to China. We may not be able to mitigate the impacts of any future tariffs, and our business, results of operations and financial position would be materially adversely affected. As a result, our foreign imports, in particular imports from China, subject us to the risks of changes in, or the imposition of new import tariffs, duties or quotas, new restrictions on imports, loss of “most favored nation” status with the United States for a particular foreign country, antidumping or countervailing duty orders, retaliatory actions in response to illegal trade practices, work stoppages, delays in shipment, freight expense increases, product cost increases due to foreign currency fluctuations or revaluations and economic uncertainties. If any of these or other factors were to cause a disruption of trade from the countries in which the suppliers of our vendors are located or impose additional costs in connection with the purchase of our products, we may be unable to obtain sufficient quantities of products to satisfy our requirements and our results of operations could be adversely affected.

In addition, our suppliers and/or the manufacturers of certain of our products have been and may continue to be adversely impacted by the recent novel coronavirus outbreak originating in China. As a result, we may face delays or difficulty sourcing products, which could negatively affect our financial results. Even if we are able to find alternate sources for such products, they may cost more, which could affect our profitability and financial condition. At this time, there is significant uncertainty relating to the potential effect of the novel coronavirus on our business. Infections may become more widespread, including to other countries where we source products or have operations, which would have a negative impact on our business, financial condition and results of operations.

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

A portion of our net income comes from the fees we receive from lending institutions and insurance companies for arranging financing and insurance coverage for our customers unless customers prepay the financing within a specified period (generally within six months of making the loan), in which case we are required to rebate (or “chargeback”) all or a portion of the commissions paid to us by the lending institution. Our revenues from financing fees and vehicle service contract fees are recorded net of a reserve for estimated future chargebacks based on historical operating results. Lending institutions may change the criteria or terms they use to make loan decisions, which could reduce the number of customers for whom we can arrange financing, or may elect to not continue to provide these products with respect to RVs. Our customers may also use the internet or other electronic methods to find financing alternatives. If any of these events occur, we could lose a significant portion of our income and profit.

Furthermore, new and used vehicles may be sold and financed through retail installment sales contracts entered into between us and third-party purchasers. Prior to entering into a retail installment sales contract with a third-party purchaser, we typically have a commitment from a third-party lender for the assignment of such retail installment sales contract, subject to final review, approval and verification of the retail installment sales contract, related documentation and the information contained therein. Retail installment sales contracts are typically assigned by us to third-party lenders simultaneously with the execution of the retail installment sales contracts. Contracts in transit represent amounts due from third-party lenders from whom pre-arranged assignment agreements have been determined, and to whom the retail installment sales contract have been assigned. We recognize revenue from the sale of new and used vehicles upon completion of the sale to the customer. Conditions to completing a sale include having an agreement with the customer, including pricing, whereby the sales price must be reasonably expected to be collected and having control transferred to the customer. Funding from the third-party lender is provided upon receipt, final review, approval and verification of the retail installment sales contract, related documentation and the information contained therein. Retail installment sales contracts are typically funded within ten days of the initial approval of the retail installment sales contract by the third-party lender. Contracts in transit are included in current assets in our consolidated financial statements included in Item 8 of Part II of this Form 10-K and totaled $44.9 million and $53.2 million as of December 31, 2019 and December 31, 2018, respectively. Any defaults on these retail installment sales contracts could have a material adverse effect on our business, financial condition and results of operations.

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

We lease substantially all of the real properties where we have operations, including 161 of our 175 RV and Outdoor Retail locations. In addition, we lease seven locations with administrative staff, information systems functions, Good Sam Services and Plans operations and our customer contact and service center, and three distribution centers as of December 31, 2019. Our leases generally provide for fixed monthly rentals with escalation clauses and range from five to twenty years. The profitability of our business is heavily dependent on operating our current store base with favorable margins, opening and operating new stores at reasonable profit, renewing leases for stores in desirable locations and, if necessary, identifying and closing underperforming stores or potentially relocating these stores to alternative locations in a cost-effective manner. Typically, a large portion of a store’s operating expense is the cost associated with leasing the location.

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

Our operations are subject to varying degrees of federal, state and local regulation, including our RV sales, firearms sales, RV financing, outbound telemarketing, direct mail, roadside assistance programs, insurance activities, and the sale of extended service contracts. New regulatory efforts may be proposed from time to time that have a material adverse effect on our ability to operate our businesses or our results of operations. For example, in the past a principal source of leads for our direct response marketing efforts was new vehicle registrations provided by motor vehicle departments in various states. Currently, all states restrict access to motor vehicle registration information.

We are subject to a number of laws and regulations relating to consumer protection, information security, data protection and privacy. Many of these laws and regulations are still evolving and could be interpreted in ways that could harm our business or limit the services we are able to offer. In the area of information security and data protection, the laws in several states in the United States and most countries require companies to implement specific information security controls and legal protections to protect certain types of personally identifiable information. Likewise, most states in the United States and most countries have laws in place requiring companies to notify users if there is a security breach that compromises certain categories of their personally identifiable information. Any failure on our part to comply with these laws may subject us to significant liabilities. For example, the California Consumer Privacy Act (“CCPA”) establishes a new privacy framework that expands the definition of personal information, establishes new data privacy rights for consumers residing in the State of California, imposes special rules on the collection of consumer data from minors, creates new notice obligations and new limits on the sale of personal information, and creates a new and potentially severe statutory damages framework for (i) violations of the CCPA and (ii) businesses that fail to implement reasonable security procedures and practices to prevent data breaches.

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

Areas of our business also affected by laws and regulations include, but are not limited to, labor (including federal and state minimum wage increases), advertising, consumer protection, real estate, promotions, quality of services, intellectual property, tax, import and export, anti-corruption, anti-competition, environmental, health and safety. Compliance with these laws and others may be onerous and costly, at times, and may be inconsistent from jurisdiction to jurisdiction which further complicates compliance efforts.

Furthermore, our property and casualty insurance programs that we offer through third-party insurance carriers are subject to various state laws and regulations governing the business of insurance, including, without limitation, laws and regulations governing the administration, underwriting, marketing, solicitation or sale of insurance programs. Any failure by us or our third-party insurance providers to comply with current licensing and approval requirements could result in such regulators denying their initial or renewal applications for such licenses, modifying the terms of licenses or revoking licenses that they currently possess, which could severely inhibit our ability to market these products. Additionally, certain state laws and regulations govern the form and content of certain disclosures that must be made in connection with the sale, advertising or offer of any insurance program to a consumer.

We offer extended service contracts that may be purchased as a supplement to the original purchaser’s warranty. These products are subject to complex federal and state laws and regulations. There can be no assurance that regulatory authorities in the jurisdictions in which these products are offered will not seek to regulate or restrict these products. Failure to comply with applicable laws and regulations, including with respect to the transfer of administration and liability obligations associated with these extended service contracts to a third party upon purchase by the customer, could result in fines or other penalties including orders by state regulators to discontinue sales of the warranty products in one or more jurisdictions. Such a result could materially and adversely affect our business, results of operations and financial condition.

State dealer laws generally provide that a manufacturer may not terminate or refuse to renew a dealer agreement unless it has first provided the dealer with written notice setting forth good cause and stating the grounds for termination or non-renewal. If such dealer laws are repealed in the states in which we operate, manufacturers may be able to terminate our dealer agreements without providing advance notice, an opportunity to cure or a showing of good cause. Without the protection of state dealer laws, it may also be more difficult for our dealerships to renew their dealer agreements upon expiration.

We are also subject to the rules and regulations of the Bureau of Alcohol, Tobacco, Firearms and Explosives (the “ATF”). If we fail to comply with ATF rules and regulations, the ATF may limit our growth or business activities, levy fines against us or, ultimately, revoke our license to do business. Our business, as well as the business of all producers and marketers of ammunition and firearms, is also subject to numerous federal, state, local and foreign laws, regulations and protocols. Applicable laws:

•	require the licensing of all persons manufacturing, exporting, importing or selling firearms and ammunition as a business;

• require background checks for purchasers of firearms;

•impose waiting periods between the purchase of a firearm and delivery of a firearm;

•	prohibit the sale of firearms to certain persons, such as those below a certain age and persons with criminal records;

• regulate the use and storage of gun powder or other energetic materials;

•regulate the interstate sale of certain firearms;

•prohibit the interstate mail-order sale of firearms;

•regulate our employment of personnel with criminal convictions; and

•	restrict access to firearm manufacturing facilities for individuals from other countries or with criminal convictions.

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

We have instituted various and comprehensive policies and procedures to address compliance. However, there can be no assurance that employees, contractors, vendors or our agents will not violate such laws and regulations or our policies and procedures. For more information on the various regulations applicable to our business, see “Item I. Business—Laws and Regulations” under Part I of this Form 10-K.

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

Currently, some members of the federal legislature and several state legislatures are considering additional legislation relating to the regulation of firearms and ammunition. These proposed bills are extremely varied. If enacted, such legislation could effectively ban or severely limit the sale of affected firearms or ammunition. In addition, if such restrictions are enacted and are incongruent, we could find it difficult, expensive or even practically impossible to comply with them, which could impede new product development and the distribution of existing products. We cannot assure you that the regulation of our business activities will not become more restrictive in the future and that any such restriction will not have a material adverse effect on our business. For more information on the government policies and firearms legislation applicable to our business, see “Item I. Business— Laws and Regulations” under Part I of this Form 10-K.

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

In addition, there is no guarantee that we will be able to expand our e-commerce business. Our competitors may have e-commerce businesses that are substantially larger and more developed than ours, which places us at a competitive disadvantage. Although we continually update our websites, we may not be successful in implementing improved website features and there is no guarantee that such improvements will expand our e-commerce business. If we are unable to expand our e-commerce business, our growth plans will suffer, and the price of our common stock could decline.

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

We rely on the integrity, security and successful functioning of our information technology systems and network infrastructure across our operations. We use information technology systems to support our Good Sam services and plans, manage procurement and our supply chain, track inventory information at our retail locations, communicate customer information and aggregate daily sales, margin and promotional information. We also use information systems to report and audit our operational results.

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

We also have access to, collect, or maintain private or confidential information regarding our customers, associates and suppliers, as well as our business. For example, we have 30.3 million unique contacts in our database as of December 31, 2019. This customer database includes information about our approximately 2.2 million club members and our 5.1 million Active Customers as of December 31, 2019. In addition, the protection of our customer, club member, associate, supplier and company data is critical to us. The regulatory environment surrounding information security and privacy is increasingly demanding, with the frequent imposition of new and constantly changing requirements across our business. In addition, customers have a high expectation that we will adequately protect their personal information from cyber-attack or other security breaches. We have procedures in place to safeguard such data and information. However, a significant breach of club member, customer, employee, supplier, or company data could attract a substantial amount of negative media attention, damage our club member, customer and supplier relationships and our reputation, and result in lost sales, fines and/or lawsuits.

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

We have a self-insured retention (“SIR”) for products liability and personal injury matters ranging from $25,000 to $500,000 depending on the product type and when the occurrence took place. Generally, any occurrence (as defined by our insurance policies) after June 1, 2007 is subject to the $500,000 SIR. Amounts above the SIR, up to a certain dollar amount, are covered by our excess insurance policy. Currently, we maintain excess liability insurance aggregating $100.0 million with outside insurance carriers to minimize our risks related to catastrophic claims in excess of our self-insured positions for products liability and personal injury matters. Any material change in the aforementioned factors could have an adverse impact on our results of operations. Any increase in the frequency and size of these claims, as compared to our experience in prior years, may cause the premium that we are required to pay for insurance to increase significantly and may negatively impact future SIR levels. It may also increase the amounts we pay in punitive damages, not all of which are covered by our insurance.

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

We are currently subject to securities class action litigation and may be subject to similar or other litigation in the future. For information regarding these lawsuits, refer to Note 13, Commitments and Contingencies – Litigation of our Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

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

●	potential mandatory or voluntary product recalls;
●	our ability to successfully protect our proprietary rights (including defending against counterfeit, knock offs, grey-market, infringing or otherwise unauthorized goods);
●	our ability to successfully navigate and avoid claims related to the proprietary rights of third parties;
●	our ability to successfully administer and comply with obligations under license agreements that we have with the licensors of brands, including, in some instances, certain minimum sales requirements that, if not met, could cause us to lose the licensing rights or pay damages; and
●	other risks generally encountered by entities that source, sell and market exclusive branded offerings for retail.

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

We have a significant amount of goodwill, intangible assets and other long-lived assets. At least annually, we review goodwill for impairment. Long-lived assets, operating lease assets, identifiable intangible assets and goodwill are also reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable from future cash flows. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. If the carrying value of a long-lived asset is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value. Our determination of future cash flows, future recoverability and fair value of our long-lived assets includes significant estimates and assumptions. Changes in those estimates or assumptions or lower than anticipated future financial performance may result in the identification of an impaired asset and a non-cash impairment charge, which could be material. See Note 5 — Restructuring and Long-lived Asset Impairment to our audited consolidated financial statements included in Item 8 of Part II of this Form 10-K for a discussion of impairment charges for the year ended December 31, 2019. We may in the future identify additional impairment charges and any such charges could adversely affect our business, financial condition and results of operations.

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

Each share of our Class B common stock entitles its holders to one vote per share on all matters presented to our stockholders generally provided that, for as long as ML Acquisition Company, LLC, a Delaware limited liability company, indirectly owned by each of Stephen Adams and our Chairman and Chief Executive Officer, Marcus Lemonis (“ML Acquisition”) and its permitted transferees of common units (the “ML Related Parties”), directly or indirectly, beneficially own in the aggregate 27.5% or more of all of the outstanding common units of CWGS, LLC, the shares of our Class B common stock held by the ML Related Parties entitle the ML Related Parties, and, through his beneficial ownership of our shares directly or indirectly held by ML Acquisition, Marcus Lemonis, to the number of votes necessary such that the ML Related Parties, in the aggregate, cast 47% of the total votes eligible to be cast by all of our stockholders on all matters presented to a vote of our stockholders generally. Additionally, our one share of Class C common stock entitles ML RV Group, LLC, a Delaware limited liability company, wholly-owned by our Chairman and Chief Executive Officer, Marcus Lemonis (“ML RV Group”) and, through his beneficial ownership of our shares directly or indirectly held by ML RV Group, Marcus Lemonis, to the number of votes necessary such that he casts 5% of the total votes eligible to be cast by all of our stockholders on all matters presented to a vote of our stockholders generally for as long as there is no Class C Change of Control (as defined in our amended and restated certificate of incorporation). Accordingly, subject to the voting agreement that we entered into with ML Acquisition, ML RV Group, CVRV Acquisition LLC and CVRV Acquisition II LLC in connection with our IPO (the “Voting Agreement”) as described below, Marcus Lemonis, through his beneficial ownership of our shares directly or indirectly held by ML Acquisition and ML RV Group, may approve or disapprove substantially all transactions and other matters requiring approval by our stockholders, such as a merger, consolidation, dissolution or sale of all or substantially all of our assets, the issuance or redemption of certain additional equity interests, and the election of directors including transactions that may not be in the best interests of holders of our Class A common stock or, conversely, prevent the consummation of transactions that may be in the best interests of holders of our Class A common stock.

In addition, pursuant to the Voting Agreement, Crestview Advisors, L.L.C., a registered investment adviser to private equity funds, including funds affiliated with Crestview Partners II GP, L.P. (“Crestview”) currently has the right to designate two of our directors (the “Crestview Directors”). Each of ML Acquisition and ML RV Group has agreed to vote, or cause to vote, all of their outstanding shares of our Class A common stock, Class B common stock and Class C common stock at any annual or special meeting of stockholders in which directors are elected, so as to cause the election of the Crestview Directors. In addition, the ML Related Parties also currently have the right to designate four of our directors (the “ML Acquisition Directors”). Moreover, ML RV Group has the right to designate one director for as long as it holds our one share of Class C common stock (the “ML RV Director”). As described in the Voting Agreement, these designation rights are subject to change based on the relevant parties’ ownership of Class A common stock. Funds controlled by Crestview Partners II GP, L.P. have agreed to vote, or cause to vote, all of their outstanding shares of our Class A common stock and Class B common stock at any annual or special meeting of stockholders in which directors are elected, so as to cause the election of the ML Acquisition Directors and the ML RV Director. Additionally, pursuant to the Voting Agreement, we are required to take commercially reasonable action to cause (i) the board of directors to be comprised at least of nine directors; (ii) the individuals designated in accordance with the terms of the Voting Agreement to be included in the slate of nominees to be elected to the board of directors at the next annual or special meeting of stockholders of the Company at which directors are to be elected and at each annual meeting of stockholders of the Company thereafter at which a director’s term expires; (iii) the individuals designated in accordance with the terms of the Voting Agreement to fill the applicable vacancies on the board of directors; and (iv) a ML

Acquisition Director or the ML RV Director to be the chairperson of the board of directors (as defined in our amended and restated bylaws). The Voting Agreement allows for the board of directors to reject the nomination, appointment or election of a particular director if such nomination, appointment or election would constitute a breach of the board of directors’ fiduciary duties to the Company’s stockholders or does not otherwise comply with any requirements of our amended and restated certificate of incorporation or our amended and restated bylaws or the charter for, or related guidelines of, the board of directors’ nominating and corporate governance committee.

The Voting Agreement further provides that, for so long as Crestview Partners II GP, L.P., directly or indirectly, beneficially owns, in the aggregate, 22.5% or more of our Class A common stock, or the ML Related Parties, directly or indirectly, beneficially own, in the aggregate, 22.5% or more of our Class A common stock (assuming in each such case that all outstanding common units in CWGS, LLC are redeemed for newly-issued shares of our Class A common stock on a one-for-one basis), the approval of Crestview Partners II GP, L.P. and the ML Related Parties, as applicable, will be required for certain corporate actions. These actions include: (1) a change of control; (2) acquisitions or dispositions of assets above $100 million; (3) the issuance of securities of Camping World Holdings, Inc. or any of its subsidiaries (other than under equity incentive plans that have received the prior approval of our board of directors); (4) material amendments to our certificate of incorporation or bylaws; and (5) any change in the size of the board of directors. The Voting Agreement also provides that, for so long as either Crestview Partners II GP, L.P., directly or indirectly, beneficially owns, in the aggregate, 28% or more of our Class A common stock, or the ML Related Parties, directly or indirectly, beneficially own, in the aggregate, 28% or more of our Class A common stock (assuming in each such case that all outstanding common units of CWGS, LLC are redeemed for newly-issued shares of our Class A common stock, on a one-for-one basis), the approval of Crestview Partners II GP, L.P. and the ML Related Parties, as applicable, will be required for the hiring and termination of our Chief Executive Officer; provided, however, that the approval of Crestview Partners II GP, L.P., and the ML Related Parties, as applicable, is only required at such time as Marcus Lemonis no longer serves as our Chief Executive Officer. These rights may prevent the consummation of transactions that may be in the best interests of holders of our Class A common stock.

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

We are a holding company and had no material assets as of December 31, 2019, other than our ownership of 37,488,989 common units, representing a 42.0% economic interest in the business of CWGS, LLC, and cash of $45.0 million. We have no independent means of generating revenue or cash flow, and our ability to pay dividends in the future, if any, will be dependent upon the financial results and cash flows of CWGS, LLC and its subsidiaries and distributions we receive from CWGS, LLC. There can be no assurance that our subsidiaries will generate sufficient cash flow to dividend or distribute funds to us or that applicable state law and contractual restrictions, including negative covenants in our debt instruments, will permit such dividends or distributions.

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

In connection with our IPO, we entered into a Tax Receivable Agreement with CWGS, LLC, each of the Continuing Equity Owners and Crestview Partners II GP, L.P. which confers certain benefits upon the Continuing Equity Owners and Crestview Partners II GP, L.P. that do not benefit the holders of our Class A common stock to the same extent as it benefits such Continuing Equity Owners and Crestview Partners II GP, L.P. Pursuant to the Tax Receivable Agreement, we are required to make cash payments to the Continuing Equity Owners and Crestview Partners II GP, L.P. equal to 85% of the tax benefits, if any, that we actually realize, or in some circumstances are deemed to realize as a result of (i) increases in tax basis resulting from the purchase of common units from Crestview Partners II GP, L.P. in exchange for Class A common stock in connection with the consummation of the IPO and the related corporate reorganization transactions and any future redemptions that are funded by Camping World Holdings, Inc. or exchanges of common units and (ii) certain other tax benefits attributable to payments under the Tax Receivable Agreement. The amount of the cash payments that we may be required to make under the Tax Receivable Agreement could be significant. Payments under the Tax Receivable Agreement will be based on the tax reporting positions that we determine, which tax reporting positions are subject to challenge by taxing authorities. Any payments made by us to the Continuing Equity Owners and Crestview Partners II GP, L.P. under the Tax Receivable Agreement will generally reduce the amount of overall cash flow that might have otherwise been available to us. To the extent that we are unable to make timely payments under the Tax Receivable Agreement for any reason, the unpaid amounts will be deferred and will accrue interest until paid by us. Nonpayment for a specified period may constitute a material breach of a material obligation under the Tax Receivable Agreement and therefore may accelerate payments due under the Tax Receivable Agreement. Furthermore, our future obligation to make payments under the Tax Receivable Agreement could make us a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that may be deemed realized under the Tax Receivable Agreement. The payments under the Tax Receivable Agreement are also not conditioned upon the Continuing Equity Owners or Crestview Partners II GP, L.P. maintaining a continued ownership interest in CWGS, LLC.

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

We will not be reimbursed for any payments made to the Continuing Equity Owners and Crestview Partners II GP, L.P. under the Tax Receivable Agreement in the event that any tax benefits are disallowed.

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

We are subject to income taxes in the United States, and our tax liabilities will be subject to the allocation of expenses in differing jurisdictions. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:

●	changes in the valuation of our deferred tax assets and liabilities;
●	expected timing and amount of the release of any tax valuation allowances;
●	expiration of, or detrimental changes in, research and development tax credit laws;
●	tax effects of equity-based compensation;
●	costs related to intercompany restructurings; or
●	changes in tax laws, regulations or interpretations thereof.

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

At December 31, 2019, we had an aggregate of 212,298,416 shares of Class A common stock authorized but unissued, including approximately 51,669,284 shares of Class A common stock issuable, at our election, upon redemption of CWGS, LLC common units held by the Continuing Equity Owners. In connection with our IPO, CWGS, LLC entered into the CWGS LLC Agreement, and subject to certain restrictions set forth therein, the Continuing Equity Owners are entitled to have their common units redeemed from time to time at each of their options for, at our election (determined solely by our independent directors (within the meaning of the rules of the NYSE) who are disinterested), newly-issued shares of our Class A common stock on a one-for-one basis or a cash payment equal to a volume weighted average market price of one share of Class A common stock for each common unit redeemed, in each case in accordance with the terms of the CWGS LLC Agreement; provided that, at our election (determined solely by our independent directors (within the meaning of the rules of the NYSE) who are disinterested), we may effect a direct exchange of such Class A common stock or such cash, as applicable, for such common units. The Continuing Equity Owners may exercise such redemption right for as long as their common units remain outstanding. In connection with our IPO, we also entered into a Registration Rights Agreement pursuant to which the shares of Class A common stock issued upon such redemption and the shares of Class A common stock issued to the Former Equity Owners in connection with the corporate reorganization transactions entered into in connection therewith will be eligible for resale, subject to certain limitations set forth therein. The market price of shares of our Class A common stock could decline as a result of these redemptions or sales, or as a result of the perception that they could occur.

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

We have reserved shares for issuance under our 2016 Incentive Award Plan (the “2016 Plan”) in an amount equal to 13,858,757 shares of Class A common stock as of December 31, 2019, including shares of Class A common stock issuable pursuant to 745,364 stock options and 1,806,002 restricted stock units that were granted to certain of our directors and certain of our employees. Any Class A common stock that we issue, including under our 2016 Plan or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership of holders of our Class A common stock.

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

Volatility in the market price of our Class A common stock may prevent you from being able to sell your shares at or above the price you paid for such shares. Many factors, which are outside our control, may cause the market price of our Class A common stock to fluctuate significantly, including those described elsewhere in this “Risk Factors” section and this Form 10-K, as well as the following:

●	our operating and financial performance and prospects;
●	our quarterly or annual earnings or those of other companies in our industry compared to market expectations;
●	conditions that impact demand for our services;
●	future announcements concerning our business or our competitors’ businesses;
●	the public’s reaction to our press releases, other public announcements and filings with the SEC;
●	the size of our public float;
●	coverage by or changes in financial estimates by securities analysts or failure to meet their expectations;
●	market and industry perception of our success, or lack thereof, in pursuing our growth strategy;
●	strategic actions by us or our competitors, such as acquisitions or restructurings;
●	changes in laws or regulations which adversely affect our industry or us;
●	changes in accounting standards, policies, guidance, interpretations or principles;
●	changes in senior management or key personnel;
●	issuances, exchanges or sales, or expected issuances, exchanges or sales of our capital stock;
●	changes in our dividend policy;
●	adverse resolution of new or pending litigation against us; and
●	changes in general market, economic and political conditions in the United States and global economies or financial markets, including those resulting from natural disasters, terrorist attacks, acts of war and responses to such events.

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

Our ability to pay regular and special dividends on our Class A common stock is subject to the discretion of our board of directors and may be limited by our structure and statutory restrictions.

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

We are a Delaware corporation, and the anti-takeover provisions of Delaware law impose various impediments to the ability of a third party to acquire control of us, even if a change of control would be beneficial to our existing stockholders. In addition, our amended and restated certificate of incorporation and our amended and restated bylaws contain provisions that may make the acquisition of our Company more difficult without the approval of our board of directors, including, but not limited to, the following:

●	our board of directors is classified into three classes, each of which serves for a staggered three-year term;
●	a majority of our stockholders or a majority of our board of directors may call special meetings of our stockholders, and at such time as the ML Related Parties, directly or indirectly, beneficially own in the aggregate, less than 27.5% of all of the outstanding common units of CWGS, LLC, only the chairperson of our board of directors or a majority of our board of directors may call special meetings of our stockholders;
●	we have authorized undesignated preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval;

●	any action required or permitted to be taken by our stockholders at an annual meeting or special meeting of stockholders may be taken without a meeting, without prior notice and without a vote, if a written consent is signed by the holders of our outstanding shares of common stock representing not less than the minimum number of votes that would be necessary to authorize such action at a meeting at which all outstanding shares of common stock entitled to vote thereon, and at such time as the ML Related Parties, directly or indirectly, beneficially own in the aggregate, less than 27.5% of all of the outstanding common units of CWGS, LLC, any action required or permitted to be taken by our stockholders at an annual meeting or special meeting of stockholders may not be taken by written consent in lieu of a meeting;
●	our amended and restated certificate of incorporation may be amended or repealed by the affirmative vote of a majority of the votes which all our stockholders would be eligible to cast in an election of directors and our amended and restated bylaws may be amended or repealed by a majority vote of our board of directors or by the affirmative vote of a majority of the votes which all our stockholders would be eligible to cast in an election of directors, and at such time as the ML Related Parties, directly or indirectly, beneficially own in the aggregate, less than 27.5% of all of the outstanding common units of CWGS, LLC, our amended and restated certificate of incorporation and our amended and restated bylaws may be amended or repealed by the affirmative vote of the holders of at least 66 2/3% of the votes which all our stockholders would be entitled to cast in any annual election of directors and our amended and restated bylaws may also be amended or repealed by a majority vote of our board of directors;
●	we require advance notice and duration of ownership requirements for stockholder proposals; and
●	we have opted out of Section 203 of the Delaware General Corporation Law of the State of Delaware (the “DGCL”), however, our amended and restated certificate of incorporation contains provisions that are similar to Section 203 of the DGCL (except with respect to ML Acquisition and Crestview and any of their respective affiliates and any of their respective direct or indirect transferees of Class B common stock).

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

In connection with the preparation of our financial statements and the audit of our financial results for 2018, we had identified material weaknesses in our internal controls relating to insufficient technical resources to properly design and operate internal controls over financial reporting. Although the material weaknesses have been remediated as of December 31, 2019, there can be no assurance that we will not identify additional material weaknesses in the future.

In future periods, if our senior management is unable to conclude that we have effective internal control over financial reporting, or to certify the effectiveness of such controls, or if our independent registered public accounting firm cannot render an unqualified opinion on management’s assessment and the effectiveness of our internal control over financial reporting, or if additional material weaknesses in our internal control over financial reporting are identified, we may be required to restate our financial statements and could be subject to regulatory scrutiny, a loss of public and investor confidence, and to litigation from investors and stockholders, which could have a material adverse effect on our business and the price of our Class A common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We typically lease the real properties where we have operations. Our real property leases generally provide for fixed monthly rentals with annual escalation clauses. The table below sets forth certain information concerning our offices and distribution centers as of December 31, 2019, and the lease expiration dates include all stated option periods.

	Square Feet	Acres	Lease Expiration(1)	Owned
Office Facilities:
Lincolnshire, Illinois (Corporate headquarters and RV and Outdoor Retail headquarters)	29,495		2024
Englewood, Colorado (Good Sam Services and Plans operations, customer contact and service center and information system functions)	59,704		2054
Bowling Green, Kentucky (RV and Outdoor Retail administrative and information systems functions)	33,947		2054
Oxnard, California (Good Sam Services and Plans publishing and administrative)	10,254		2024
Lakeville, Minnesota (RV and Outdoor Retail administrative and information systems functions)	11,961		2047
Greenville, North Carolina (RV and Outdoor Retail administrative and information systems functions)	28,642			Owned
St. Paul, Minnesota (RV and Outdoor Retail administrative and information systems functions)	19,364		2027
Chicago, Illinois (Administrative and information systems functions)	15,976		2039
Retail Distribution Centers:
Bakersfield, California	169,123	13.1	2053
Franklin, Kentucky (2)	250,000	33.0	2035
Lebanon, Indiana	707,952	32.3	2040
Greenville, North Carolina #1 (3)	235,301	15.4		Owned
Greenville, North Carolina #2 (3)	232,500	24.5		Owned
St. Paul, Minnesota	154,783	13.9	2027

(1)	Assumes exercise of applicable lease renewal options.

(2)	Distribution of product ceased in December 2019.
(3)	Identified for closure during first half of 2020.

As of December 31, 2019, we also lease 161 of our 175 RV and Outdoor Retail locations in 37 states. These locations generally range in size from approximately 20,000 to 80,000 square feet and are typically situated on approximately 8 to 50 acres. The leases for our retail locations typically have terms of 15 to 20 years, with multiple renewal terms of five years each. These leases are typically “triple net leases” that require us to pay real estate taxes, insurance and maintenance costs.

ITEM 3. LEGAL PROCEEDINGS

For information regarding legal proceedings, refer to Note 13 – Commitments and Contingencies – Litigation of our Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

Information About Our Executive Officers and Directors

The following table provides information regarding the Company’s executive officers and directors (ages are as of February 28, 2020):

Name	Age	Position(s)
Marcus A. Lemonis	46	Chairman and Chief Executive Officer
Brent L. Moody	58	President and Director
Melvin L. Flanigan	61	Chief Financial Officer and Secretary
Tamara R. Ward	52	Chief Operating Officer
Stephen Adams	82	Director
Andris A. Baltins	74	Director
Brian P. Cassidy	46	Director
Mary J. George	69	Director
Michael W. Malone	61	Director
Daniel G. Kilpatrick	38	Director
K. Dillon Schickli	66	Director

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

Melvin L. Flanigan has served as Camping World Holdings, Inc.’s Chief Financial Officer and Secretary since January, 2019. Mr. Flanigan previously served as the Executive Vice President, Finance and Chief Financial Officer of DTS Inc. (“DTS”), a leader in high-definition and wireless audio, licensing branded intellectual property to entertainment technology markets worldwide, from September 2003 to December 2016. Prior to that, he served as the Vice President and Chief Financial Officer of DTS from July 1999. From March 1996 to July 1999, he served as Chief Financial Officer and Vice President, Operations, and as a director at SensArray Corporation, a supplier of thermal measurement products for semiconductor, LCD, and memory-disk fabrication processes. Mr. Flanigan has also previously held positions at Cooperative Solutions, Inc., a software developer in the client server transaction processing market, Hewlett-Packard Company, a provider of information technology infrastructure, personal computing and access devices, global services, and imaging and printing, and Price Waterhouse LLP (now PricewaterhouseCoopers LLP). Mr. Flanigan received an M.B.A. and a B.S. in Accounting from Santa Clara University.

Tamara R. Ward has served as Camping World Holdings, Inc.’s Chief Operating Officer since December 2019. Ms. Ward previously served as Executive Vice President, Corporate Development from November 2017 to December 2019. Prior to that, Ms. Ward served as the Company’s Chief Marketing Officer from May 2011 to October 2017; Senior Vice President, Sales and Marketing from 2007 to 2010; and Vice President, Marketing from 2003 to 2006. Ms. Ward joined the Company in 1989 as a marketing analyst. Her various leadership positions throughout her tenure encompass multiple aspects of the organization and provide strong knowledge of the business. Ms. Ward received a B.S. degree in Marketing from Western Kentucky University. Ms. Ward is a member of the Board of Directors of Junior Achievement of South Central Kentucky and a member of the Women’s Fund of South Central Kentucky.

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

Mary J. George has served on the board of directors of Camping World Holdings, Inc. since January 2017. Ms. George has also served as executive chairman of Ju-Ju-Be, a retailer of premium diaper bags and other baby products since January 2018. Ms. George has been a founding partner of Morningstar Capital Investments, LLC, an investment firm, since 2001. Ms. George served as chief executive officer and a director at Easton Hockey Holdings Inc., a private manufacturer of ice hockey equipment, from August 2014 to December 2016. From 2002 to 2015, Ms. George held various positions, including co-chairman (2002 to 2009) and vice chairman (2009 to 2015), at Bell Automotive Products, Inc., a private manufacturer of automotive accessories. From 1994 to 2004, Ms. George held various positions, including chief operating officer (1995 to 1998), chief executive officer (1998 to 2000), and chairman (2000 to 2004), at Bell Sports Inc., a formerly public helmet manufacturer. Ms. George also currently serves or previously served as a director of various public and private companies, including Image Entertainment, Inc., a formerly public independent distributor of home entertainment programming, from 2010 to 2012, Oakley, Inc., a public sports equipment and lifestyle accessories manufacturer, from 2004 to 2007, BRG Sports Inc. since 2013, 3 Day Blinds Inc. from 2007 to 2015, and Oreck Corporation from 2008 to 2012. Ms. George’s experience in sales, marketing and general management in the consumer products industry, as well as success in the development of internationally renowned branded products, provides our board of directors with greater insight in the areas of product branding and strategic growth in the consumer products industry, and make her well-qualified to serve on our board of directors.

Michael W. Malone has served on the board of directors of Camping World Holdings, Inc. since May 2019. Mr. Malone was Vice President, Finance and Chief Financial Officer of Polaris Industries Inc. ("Polaris"), a manufacturer of power sports vehicles, from January 1997 to July 2015 and retired from Polaris in March 2016. From January 1997 to January 2010, Mr. Malone also served as Corporate Secretary. Mr. Malone was Vice President and Treasurer of Polaris from December 1994 to January 1997 and was Chief Financial Officer and Treasurer of a predecessor company of Polaris from January 1993 to December 1994. Mr. Malone joined Polaris in 1984 after four years with Arthur Andersen LLP. Mr. Malone has served on the board and on the Audit (chair), Finance and Nominating and Governance Committees of Armstrong Flooring, Inc., a public company, since October 2016 and the board of Stevens Equipment Supply LLC, a private company, since May 2011 as well as the boards of various non-profit organizations. Mr. Malone received a B.A. in accounting and business administration from St. John's University (Collegeville, Minnesota). Mr. Malone's experiences as the former Chief Financial Officer of a public company, his public company board experience, and his in-depth knowledge of the outdoor lifestyle industry make him well qualified to serve on our board of directors.

Daniel G. Kilpatrick has served on the board of directors of Camping World Holdings, Inc. since January 2020 and previously served as a member of the board of directors from January 2017 to May 2018. Mr. Kilpatrick currently serves as a Partner at Crestview, where he joined in 2009 and oversees investments in companies across a variety of industries, including media and financial services. Mr. Kilpatrick is currently on the board of directors of various Crestview portfolio companies, including WideOpenWest, Inc., Congruex, LLC, Industrial Media Ltd, Venerable Holdings, Inc. and ICM Partners and is a board observer of Fidelis Insurance Holdings Limited. Mr. Kilpatrick received an M.B.A. from the Stanford Graduate School of Business and a B.A. from Yale University. Mr. Kilpatrick's public company director experience and background with respect to acquisitions, debt financings and equity financings make him well-qualified to serve on the Board.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

On October 7, 2016, our Class A common stock began trading on the New York Stock Exchange under the symbol “CWH.” Prior to that time, there was no public market for our stock. There is no public trading market for our Class B common stock and Class C common stock.

Holders of Record

As of February 19, 2020, there were 4 and 18,246 stockholders of record and beneficial holders, respectively, of our Class A common stock. As of February 19, 2020, there were two and one stockholders of record of our Class B common stock and Class C common stock, respectively.

Dividend Policy

CWGS, LLC has made a regular quarterly cash distribution to its common unit holders of approximately $0.08 per common unit, and CWGS, LLC intends to continue to make such quarterly cash distributions, to the extent permitted by law. We have used in the past, and intend to continue to use, to the extent permitted by law, all of the proceeds from such distribution on our common units to pay a regular quarterly cash dividend of approximately $0.08 per share on our Class A common stock, subject to our discretion as the sole managing member of CWGS, LLC and the discretion of our board of directors. CWGS, LLC is required to make cash distributions in accordance with the CWGS LLC Agreement in an amount sufficient for us to pay any expenses incurred by us in connection with the regular quarterly cash dividend, along with any of our other operating expenses and other obligations. Holders of our Class B common stock and Class C common stock are not entitled to participate in any dividends declared by our board of directors.

We believe that our cash and cash equivalents and cash provided by operating activities will be sufficient for CWGS, LLC to make this regular quarterly cash distribution for at least the next twelve months.

In addition, the CWGS LLC Agreement requires tax distributions to be made by CWGS, LLC to its members, including us. In general, tax distributions are made on a quarterly basis, to each member of CWGS, LLC, including us, based on such member's allocable share of the taxable income of CWGS, LLC (which, in our case, will be determined without regard to any Basis Adjustments described in our Tax Receivable Agreement) and an assumed tax rate based on the highest combined federal, state, and local tax rate that may potentially apply to any one of CWGS, LLC's members (46.70% in both 2019 and 2018), regardless of the actual final tax liability of any such member. Based on the current applicable effective tax rates, we expect that (i) the assumed tax rate that will be used for purposes of determining tax distributions from CWGS, LLC will exceed our actual combined federal, state and local tax rate (assuming no changes in corporate tax rates) and (ii) the annual amount of tax distributions paid to us will exceed the sum of (A) our actual annual tax liability and (B) the annual amount payable by us under the Tax Receivable Agreement (assuming no early termination of the Tax Receivable Agreement) (such excess in clauses (A) and (B), collectively referred to herein as the "Excess Tax Distribution"). We currently intend to pay a special cash dividend of all or a portion of the Excess Tax Distribution to the holders of our Class A common stock from time to time subject to the discretion of our board of directors.

Our ability to pay cash dividends on our Class A common stock depends on, among other things, our results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, restrictions in our debt agreements and in any preferred stock, restrictions under applicable law, the extent to which such distributions would render CWGS, LLC insolvent, our business prospects and other factors that our board of directors may deem relevant. Additionally, our ability to distribute any Excess Tax Distribution will also be contingent on no early termination or amendment of the Tax Receivable Agreement, as well as the amount of tax distributions actually paid to us and our actual tax liability. Furthermore, because we are a holding company, our ability to pay cash dividends on our Class A common stock depends on our receipt of cash distributions from CWGS, LLC and, through CWGS, LLC, cash distributions and dividends from its operating subsidiaries, which may further restrict our ability to pay dividends as a result of the laws of their jurisdiction of organization, agreements of our subsidiaries or covenants under any existing and future outstanding indebtedness we or our subsidiaries incur. In particular, our ability to pay any cash dividends on our Class A common stock is limited by restrictions on the ability of CWGS, LLC and our other subsidiaries and us to pay dividends or make distributions to us under the terms of our Senior Secured Credit Facilities and Floor Plan Facility. We do not currently believe that the restrictions contained in our existing indebtedness will impair the ability of CWGS, LLC to make the distributions or pay the dividends as described above. Our dividend policy has certain risks and limitations, particularly with respect to liquidity, and we may not pay dividends according to our policy, or at all. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" and "Risk Factors—Risks Relating to Ownership of Our Class A Common Stock—Our ability to pay regular and special dividends on our Class A common stock is subject to the discretion of our board of directors and may be limited by our structure and statutory restrictions” in this Form 10-K.

Stock Performance Graph

The following graph and table illustrate the total return from October 7, 2016 through December 31, 2019, for (i) our Class A common stock, (ii) the Standard and Poor’s (“S&P”) 500 Index, and (iii) the S&P 500 Retailing Index. The comparisons reflected in the graph and table are not intended to forecast the future performance of our stock and may not be indicative of future performance. The graph and table assume that

$100 was invested on October 7, 2016 in each of our Class A common stock, the S&P 500 Index, and S&P 500 Retailing Index and that any dividends were reinvested.

	October 7,	December 31,	December 31,	December 31,	December 31,
	2016	2016	2017	2018	2019
Camping World Holdings, Inc. Class A common stock	$100.00	$145.27	$203.35	$53.65	$72.63
S&P 500 Index	$100.00	$104.45	$127.26	$121.68	$159.99
S&P 500 Retailing Index	$100.00	$98.91	$128.98	$146.34	$185.38

Recent Sales of Unregistered Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

The following tables present the selected historical consolidated financial and other data for Camping World Holdings, Inc. The selected consolidated balance sheets data as of December 31, 2019 and 2018 and the selected consolidated statements of operations and statements of cash flows data for each of the years in the three-year period ended December 31, 2019 are derived from our audited consolidated financial statements contained in Part II, Item 8 of this Form 10-K. The selected consolidated balance sheets data as of December 31, 2017, 2016 and 2015 and the selected consolidated statements of operations and statements of cash flows data for each of the years ended December 31, 2016 and 2015 have been derived from our audited consolidated financial statements not included herein.

During the year ended December 31, 2019, we had a change to our reportable segments as described in Note 22 — Segment Information in Part II, Item 8 of this Form 10-K. Accordingly, certain components of revenue and gross profit for the years ended December 31, 2018, 2017, 2016 and 2015 have been reclassified to conform to our current segment reporting structure

Our financial statements for the year ended December 31, 2017 reflect the provisional impact of the U.S. Tax Cuts and Jobs Act of 2017. See Note 11 — Income Taxes to our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information.

Our financial statements for the year ended December 31, 2018 reflect the adoption of Accounting Standards Codification (“ASC”) No. 606, Revenue from Contracts with Customers as described in Note 2 — Revenue in Part II, Item 8 of this Form 10-K, which also removed the guidance for capitalization of direct response advertising that is now expensed as incurred.

Our financial statements for the year ended December 31, 2019 reflect the adoption of ASC No. 842, Leases as described in Note 1 — Summary of Significant Accounting Policies — Recently Adopted Accounting Pronouncements in Part II, Item 8 of this Form 10-K. Additionally, our financial statements for the year ended December 31, 2019 reflect long-lived asset impairments and restructuring charges as described in Note 5 — Restructuring and Long-lived Asset Impairment in Part II, Item 8 of this Form 10-K.

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

	Fiscal Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
($ in thousands)	2019	2018	2017	2016	2015
Consolidated Statements of Operations Data:
Revenue:
Good Sam Services and Plans	$179,538	$172,660	$161,888	$152,778	$144,143
RV and Outdoor Retail
New vehicles	2,370,321	2,512,854	2,435,928	1,862,195	1,603,258
Used vehicles	857,628	732,017	668,860	703,326	803,879
Products, service and other	1,034,577	949,383	652,819	540,019	507,810
Finance and insurance, net	401,302	383,711	326,609	225,994	185,710
Good Sam Club	48,653	41,392	33,726	31,995	30,457
Subtotal	4,712,481	4,619,357	4,117,942	3,363,529	3,131,114
Total revenue	4,892,019	4,792,017	4,279,830	3,516,307	3,275,257
Gross profit:
Good Sam Services and Plans	101,484	96,619	88,269	82,611	79,804
RV and Outdoor Retail
New vehicles	296,051	324,119	349,699	265,332	228,095
Used vehicles	178,988	163,617	162,767	146,073	155,990
Products, service and other	271,658	364,120	288,047	250,833	232,821
Finance and insurance, net	401,302	383,711	326,609	225,994	185,710
Good Sam Club	37,915	30,746	25,523	22,890	13,047
Subtotal	1,185,914	1,266,313	1,152,645	911,122	815,663
Total gross profit	1,287,398	1,362,932	1,240,914	993,733	895,467
Operating expenses:
Selling, general and administrative	1,141,643	1,069,359	853,160	691,884	634,890
Debt restructure expense	—	380	387	1,218	—
Depreciation and amortization	59,932	49,322	31,545	24,695	24,101
Goodwill impairment	—	40,046	—	—	—
Long-lived asset impairment	66,270	—	—	—	—
Lease termination	(686)	—	—	—	—
Loss (gain) on disposal of assets	11,492	2,810	(133)	(564)	(237)
Total operating expenses	1,278,651	1,161,917	884,959	717,233	658,754
Operating income	8,747	201,015	355,955	276,500	236,713
Other income (expense):
Floor plan interest expense	(40,108)	(38,315)	(27,690)	(18,854)	(11,248)
Other interest expense, net	(69,363)	(63,329)	(42,959)	(48,318)	(53,377)
Loss on debt restructure	—	(1,676)	(462)	(5,052)	—
Tax Receivable Agreement liability adjustment	10,005	(1,324)	100,758	—	—
Other income (expense)	—	—	—	—	1
Total other income (expense)	(99,466)	(104,644)	29,647	(72,224)	(64,624)
Income (loss) before income taxes	(90,719)	96,371	385,602	204,276	172,089
Income tax expense	(29,582)	(30,790)	(154,910)	(5,800)	(1,293)
Net income (loss)	(120,301)	65,581	230,692	198,476	170,796
Less: net (income) loss attributable to non-controlling interests	59,710	(55,183)	(200,839)	(9,591)	—
Net (loss) income attributable to Camping World Holdings, Inc.	$(60,591)	$10,398	$29,853	$188,885	$170,796
Earnings per share of Class A common stock (1):
Basic	$(1.62)	$0.28	$1.12	$0.08
Diluted	$(1.62)	$0.28	$1.12	$0.07
Cash dividends declared per share of Class A common stock	$0.61	$0.61	$0.74	$0.08
Consolidated Statements of Cash Flows Data:
Net cash provided by (used in) operating activities	251,934	136,292	(16,315)	215,775	110,395
Net cash used in investing activities	(104,537)	(292,689)	(468,455)	(115,787)	(174,452)
Net cash (used in) provided by financing activities	(138,433)	70,791	594,737	(77,817)	45,372
Selected Other Data:
EBITDA (2)	38,576	209,022	460,106	277,289	249,567
Adjusted EBITDA (2)	166,015	312,502	394,187	286,467	245,921
Adjusted EBITDA Margin (2)	3.4%	6.5%	9.2%	8.1%	7.5%
Selected Other Operating Data:
Active Customers (3)	5,118,413	5,051,439	3,637,195	3,344,959	3,131,961
Dealership locations (4)	154	141	124	105	98

	Fiscal Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
($ in thousands)	2019	2018	2017	2016	2015
Consolidated Balance Sheets Data (at period end):
Cash and cash equivalents	$147,521	$138,557	$224,163	$114,196	$92,025
Total assets	3,376,240	2,806,687	2,567,026	1,456,061	1,332,764
Total debt (5)	1,208,521	1,204,604	916,902	626,753	725,393
Total noncurrent liabilities	2,239,522	1,468,652	1,164,129	740,921	782,901
Total stockholders' equity (deficit)	(159,236)	32,917	71,763	(161,007)	(321,445)
(1)	Basic and diluted earnings per Class A common stock is applicable only for periods after the Company’s IPO. Prior to the IPO, the CWGS, LLC membership structure included membership units, preferred units, and profits units. During the period of September 30, 2014 to October 6, 2016, there were 70,000 preferred units outstanding that received a total preferred return of $2.1 million per quarter in addition to their proportionate share of distributions made to all members of CWGS, LLC. The Company analyzed the calculation of earnings per unit for periods prior to the IPO using the two-class method and determined that it resulted in values that would not be meaningful to the users of these consolidated financial statements. Therefore, earnings per share information has not been presented for periods prior to the IPO on October 6, 2016. The basic and diluted earnings per share period for the year ended December 31, 2016 represents only the period of October 6, 2016 to December 31, 2016. See Note 21 — Earnings Per Share to our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information.
(2)	EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin are supplemental measures of our performance that are not required by, or presented in accordance with, GAAP. EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin are not measurements of our financial performance under GAAP and should not be considered as an alternative to net income, net income margin, or any other performance measure derived in accordance with GAAP, or as an alternative to cash flows from operating activities as a measure of our liquidity. See “Non-GAAP Financial Measures” in Part II, Item 7 of this Form 10-K for additional information and a reconciliation to the most directly comparable GAAP financial measure.
(3)	We define an “Active Customer” as a unique customer who has transacted with us in any of the eight most recently completed fiscal quarters prior to the date of measurement.
(4)	Dealership location acquisitions have contributed to the growth in revenues. See Note 15 — Acquisitions to our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information
(5)	Total debt consists of borrowings under our Senior Secured Credit Facilities, the Company’s prior credit facilities, the Revolving line of credit under our Floor Plan Facility, and the Real Estate Facility with CIBC Bank USA, as applicable, net of unamortized original issue discount and capitalized finance costs as of December 31, 2019, 2018, 2017, 2016, and 2015 of $4.3 million and $10.9 million, $5.4 million and $13.6 million, $6.0 million and $14.2 million, $6.3 million and $11.9 million, and $4.9 million and $11.1 million, respectively (as discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in Part II, Item 7 of this Form 10-K). See our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K, which include all liabilities, including amounts outstanding under our Floor Plan Facility.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our Consolidated Financial Statements and notes thereto included in Part II, Item 8 of this Form 10-K. This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various important factors, including those set forth under “Risk Factors” include in Part I, Item 1A of this Form 10-K, “Cautionary Note Regarding Forward-Looking Statements” and in other parts of this Form 10-K. Except to the extent that differences among reportable segments are material to an understanding of our business taken as a whole, we present the discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations on a consolidated basis.

For purposes of this Form 10-K, references herein to the approximately 10 million U.S. households that own a recreational vehicle ("RV") are based on “RV Quick Facts” from the Recreation Vehicle Industry Association website at RVIA.com.

Overview

Camping World Holdings, Inc., together with its subsidiaries, is America’s largest retailer of RVs and related products and services. Our vision is to build a long-term legacy business that makes RVing fun and easy, and our Camping World and Good Sam brands have been serving RV consumers since 1966. We strive to build long-term value for our customers, employees, and shareholders by combining a unique and comprehensive assortment of RV products and services with a national network of RV dealerships, service centers and customer support centers along with the industry’s most extensive online presence and a highly-trained and knowledgeable team of associates serving our customers, the RV lifestyle, and the communities in which we operate. We also believe that our Good Sam organization and family of programs and services uniquely enables us to connect with our customers as stewards of the RV enthusiast community and the RV lifestyle. On December 31, 2019, we operated a total of 175 retail locations, with 165 of these selling and/or servicing RVs. In 2019, we made a strategic decision to refocus our business around our core RV competencies and on September 3, 2019, our board of directors approved a strategic plan to shift our business away from locations that did not have the ability or resources to sell and/or service RVs (the “2019 Strategic Shift”). This resulted in the sale, closing or divestiture of 34 non-RV retail stores and the liquidation of approximately $108 million of non-RV related inventory in 2019.

We operate two reportable segments: (i) Good Sam Services and Plans, and (ii) RV and Outdoor Retail. We identify our reporting segments based on the organizational units used by management to monitor performance and make operating decisions. The Company previously had three reportable segments: (i) Consumer Services and Plans; (ii) Dealership, and (iii) Retail. In the first quarter of 2019, we realigned the structure of our internal organization in a manner that caused the composition of our reportable segments to change. Our reportable segment financial information has been recast to reflect the updated reportable segment structure for all periods presented. See Note 22 — Segment Information to our consolidated financial statements included in Part II, Item 8 of this Form 10-K for further information regarding our reportable segments.

Our Good Sam Services and Plans segment consists of programs, plans and services that are geared towards protecting, insuring and promoting the RV lifestyle. Within the Good Sam Services and Plans segment, we primarily derive revenue from the sale of the following offerings: emergency roadside assistance plans, property and casualty insurance programs, travel assist programs, extended vehicle service contracts, vehicle financing and refinancing assistance, consumer shows and events, and consumer publications and directories. For the years ended December 31, 2019, 2018, and 2017, we generated 3.7%, 3.6%, and 3.8% of our total revenue and 7.9%, 7.1%, and 7.1% of our total gross profit from our Good Sam Services and Plans segment, respectively.

Our RV and Outdoor Retail segment consists of all aspects of our RV dealership and retail operations. Within the RV and Outdoor Retail segment, we primarily derive revenue from the following: the sale of new and used RVs, commissions on the finance and insurance contracts related to the sale of RVs, the sale of RV service and maintenance work, the sale of RV parts, accessories, and supplies, the sale of outdoor products, equipment, gear and supplies, and the sale of Good Sam memberships and co-branded credit cards. For the years ended December 31, 2019, 2018, and 2017, we generated 96.3%, 96.4%, and 96.2% of our total revenue and 92.1%, 92.9%, and 92.9% of our total gross profit from our RV and Outdoor Retail segment, respectively.

We attract new customers primarily through our retail locations, e-commerce platforms and direct marketing operations. When we obtain a new customer through a transaction, the new customer becomes part of our customer database and we leverage customized customer relationship management (“CRM”) tools and analytics to actively and intelligently engage, service and market other offerings, including Good Sam memberships. Once a customer joins our Good Sam Club, we are then able to gather product and purchasing data that allows us to better target additional product and service offerings based on a customer’s profile. As a result, our Good Sam Club members tend to buy a higher number of our products and services and spend a higher annual total dollar amount on these products and services than customers who are not members of our Good Sam Club.

Our organic growth is dependent on the execution of our RV retailing and service business strategy and the strength and reputation of our brands and retail locations. Our new and used RV vehicle sales have historically been impacted by fluctuations in product availability as well as local and national economic conditions, including consumer confidence, availability of consumer credit, fuel prices, interest rates, employment levels, and other factors outside of our control.

Key Performance Indicators

We evaluate the results of our overall business based on a variety of factors, including the number of Active Customers and Good Sam members, revenue and same store revenue, vehicle units, and same store vehicle units, gross profit and gross profit per vehicle sold, gross margin, finance and insurance per vehicle (“PV”), vehicle inventory turnover, and Adjusted EBITDA and Adjusted EBITDA margin. Sales of new vehicles generally result in a lower gross profit margin than other areas of our business, including used vehicles, repair service and installation work, RV equipment and accessories, outdoor equipment and accessories and finance and insurance products.

Same store revenue. Same store revenue measures the performance of a retail location during the current reporting period against the performance of the same retail location in the corresponding period of the previous year. Our same store revenue calculations for a given period include only those stores that were open both at the end of the corresponding period and at the beginning of the preceding fiscal year. As of December 31, 2019, 2018, and 2017, we had a base of 132, 118, and 115 same stores, respectively. For the years ended December 31, 2019, 2018 and 2017 our aggregate same store revenue were $3.7 billion, $3.9 billion, and $3.6 billion, respectively. With same store revenue driven by the number of transactions and the average transaction price, changes in our mix of new vehicle sales has and will likely continue to negatively impact our new vehicle same store revenue. Over the past several years, we have seen a shift in our overall mix of new RV sales towards travel trailer vehicles, which tend to carry lower average selling prices than other classes of new RV vehicles. This change in mix of new RV sales has led to declines in the average selling price of a new vehicle unit. From 2015 to 2019, new vehicle travel trailer units have increased from 62% to 69% of total new vehicle unit sales and the average selling price of a new vehicle unit has declined from $39,853 to $35,854. The increased popularity of new travel trailer vehicles and the lower price points of these units compared to other new vehicle classes such as motorhomes and fifth wheels could continue to lower our average selling price of a new vehicle unit and impact our same store revenue.

Gross Profit and Gross Margins. Gross profit is our total revenue less our total costs applicable to revenue. Our total costs applicable to revenue primarily consists of the cost of goods and cost of sales, exclusive of depreciation and amortization. Gross margin is gross profit as a percentage of revenue.

Our gross profit is variable in nature and generally follows changes in our revenue. While gross margins for our RV and Outdoor Retail segment are lower than gross margins for our Good Sam Services and Plans, this segment generates significant gross profit and is our primary means of acquiring new customers, to whom we then cross sell our higher margin products and services with recurring revenue. We believe the overall growth of our RV and Outdoor Retail segments will allow us to continue to drive growth in gross profit due to our ability to cross sell our Good Sam Services and Plans to our increasing Active Customer base. Gross margin in our RV and Outdoor Retail segment was negatively impacted in 2018 and 2017 by the opening of Gander Outdoors locations and the 2019 Strategic Shift.

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

We define Adjusted EBITDA as net income before other interest expense, net (excluding floor plan interest expense), provision for income tax expense, depreciation and amortization, loss and expense on debt restructure, goodwill impairment, loss (gain) on disposal of assets and other expense, net, monitoring fees, equity-based compensation, Tax Receivable Agreement liability adjustment, transaction expenses related to acquisitions, Gander Outdoors pre-opening costs, an adjustment to rent on right-to-use assets, long-lived asset impairment, restructuring costs, lease termination, and other unusual or one-time items. We calculate Adjusted EBITDA Margin by dividing Adjusted EBITDA by total revenue for the period. Adjusted EBITDA and Adjusted EBITDA Margin are not GAAP measures of our financial performance and should not be considered as alternatives to net income or net income margin, respectively, as measures of financial performance, or any other performance measure derived in accordance with GAAP. Adjusted EBITDA and Adjusted EBITDA Margin should not be construed as an inference that our future results will be unaffected by unusual or nonrecurring items. Additionally, Adjusted EBITDA and Adjusted EBITDA Margin are not intended to be a measure of discretionary cash to invest in the growth of our business, as it does not reflect tax payments, debt service requirements, capital expenditures and certain other cash costs that may recur in the future, including, among other things, cash requirements for working capital needs and cash costs to replace assets being depreciated and amortized. Management compensates for these limitations by relying on our GAAP results in addition to using Adjusted EBITDA and Adjusted EBITDA Margin supplementally. Our measure of Adjusted EBITDA is not necessarily comparable to similarly titled captions of other companies due to different methods of calculation. For a reconciliation of Adjusted EBITDA to net income, a reconciliation of Adjusted EBITDA Margin to net income margin, and a further discussion of how we utilize these non-GAAP financial measures, see “Non-GAAP Financial Measures” below.

Industry Trends

After several years of strong growth, the overall RV industry experienced decelerating demand for new vehicles in 2019. According to data gathered by Statistical Surveys, Inc., which tracks the number of new recreational vehicle registrations in every state except Hawaii and Alaska, the number of new RV unit registrations in the United States, excluding Hawaii and Alaska decreased an estimated 6.5% to approximately 408,298 new vehicles in 2019. Decelerating industry trends in 2018 and 2019 had a negative impact on our same store unit and revenue trends in 2018 and 2019.

Longer term, however, we believe the increase in the number of light-weight towable RV models offered by the manufacturers, the increase in the number of pickup trucks and sport utility vehicles in operation, the ease of towing and the affordability of many of the light-weight RVs, the savings RVs offer on a variety of vacation costs, an increase in the pool of potential RV customers due to an aging baby boomer and millennial demographic, and the increased RV ownership among younger consumers are positive long-term secular trends driving the growth of the RV industry and the installed base of RV owners.

In addition, we believe the growth in the number of U.S. camping households bodes well for the long-term growth of the RV industry. The 2019 North American Camping Report estimated that the total number of camping households in the U.S. has increased by more than 7 million over the past five years to 79 million. The popularity of camping is growing across all ages, demographics and ethnic groups, with the largest growth of new campers coming from Asian, Hispanic and African American descent. Campers are increasing the amount of time they camp each year, with the number of campers who camp three times or more each year increasing by 72% since 2014. As campers age, they are more likely to use RVs as part of their camping experience. From 2014 to 2018, the number of campers using an RV to camp increased from 21% to an estimated 24%.

Finally, the camping and RV industry are expected to benefit from Baby Boomers reaching retirement age and Generation X and Millennial consumers reaching their prime camping age, which is generally considered between the ages of 30 and 50. As of July 1, 2016 (the latest date for which population estimates are available), Millennials between the ages of 20 and 35 numbered an estimated 71 million individuals and Baby Boomers between the ages of 52 and 70 numbered an estimated 74 million individuals in the United States.

Strategic Shift

In 2019, we made a strategic decision to refocus our business around our core RV competencies. In connection with the 2019 Strategic Shift, we recorded restructuring charges of $27.7 million in the third quarter of 2019 and $19.5 million in the fourth quarter of 2019. In total, we expect to incur costs relating to one-time employee termination benefits of $1.0 million to $1.5 million, lease termination costs of between $15.0 million and $20.0 million, incremental inventory reserve charges of $41.9 million, and other associated costs of between $20.0 million and $25.0 million. Through December 31, 2019, we incurred $4.3 million of such other associated costs primarily representing labor, lease, and other operating expenses incurred during the post-close wind-down period for the locations related to the 2019 Strategic Shift. The additional amount of $15.7 million to $20.7 million represents similar costs that may be incurred in the year ending December 31, 2020 for locations that continue in a wind-down period, primarily comprised of lease costs accounted for under ASC No. 842, Leases (“ASC 842”) prior to lease termination. We intend to negotiate terminations of these leases where prudent and pursue sublease arrangements for the remaining leases. Lease costs may continue to be incurred after December 31, 2020 on these leases if we are unable to terminate the leases under acceptable terms or offset the lease costs through sublease arrangements. The foregoing lease termination cost estimate represents the expected cash payments to terminate certain leases, but does not include the gain or loss from derecognition of the related operating lease assets and liabilities, which is dependent on the particular leases that will be terminated. See Note 5 — Restructuring and Long-lived Asset Impairment to our consolidated financial statements included in Part II, Item 8 of this Form 10-K.

The following table details the costs incurred associated with the 2019 Strategic Shift (in thousands):

Year Ended
2019
Restructuring costs:
One-time termination benefits(1)	$1,008
Lease termination costs(2)	55
Incremental inventory reserve charges(3)	41,894
Other associated costs(4)	4,321
Total restructuring costs	47,278
Less: lease termination costs	(55)
Total restructuring costs excluding lease termination costs	$47,223

(1)	These costs were included in selling, general, and administrative expenses in the consolidated statements of operations.
(2)

These costs were included in lease termination charges in the consolidated statements of operations and excludes a gain of $0.7 million relating to lease terminations of closed locations that were not related to the 2019 Strategic Shift.

(3)	These costs were included in costs applicable to revenue – products, service and other in the consolidated statements of operations.
(4)

Other associated costs primarily represent labor, lease, and other operating expenses incurred during the post-close wind-down period for the locations related to the 2019 Strategic Shift. For the year ended December 31, 2019, costs of approximately $0.6 million were included in costs applicable to revenue – products, service and other, and $3.7 million were included in selling, general, and administrative expenses in the consolidated statements of operations.

Results of Operations

Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018

The following tables set forth information comparing the components of net income for the years ended December 31, 2019 and 2018.

	Fiscal year ended
	December 31, 2019		December 31, 2018
		Percent of		Percent of	Favorable/ (Unfavorable)
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%
Revenue:
Good Sam Services and Plans	$179,538	3.7%	$172,660	3.6%	$6,878	4.0%
RV and Outdoor Retail:
New vehicles	2,370,321	48.5%	2,512,854	52.4%	(142,533)	(5.7%)
Used vehicles	857,628	17.5%	732,017	15.3%	125,611	17.2%
Products, service and other	1,034,577	21.1%	949,383	19.8%	85,194	9.0%
Finance and insurance, net	401,302	8.2%	383,711	8.0%	17,591	4.6%
Good Sam Club	48,653	1.0%	41,392	0.9%	7,261	17.5%
Subtotal	4,712,481	96.3%	4,619,357	96.4%	93,124	2.0%
Total revenue	4,892,019	100.0%	4,792,017	100.0%	100,002	2.1%

Gross profit (exclusive of depreciation and amortization shown separately below):
Good Sam Services and Plans	101,484	2.1%	96,619	2.0%	4,865	5.0%
RV and Outdoor Retail:
New vehicles	296,051	6.1%	324,119	6.8%	(28,068)	(8.7%)
Used vehicles	178,988	3.7%	163,617	3.4%	15,371	9.4%
Products, service and other	271,658	5.6%	364,120	7.6%	(92,462)	(25.4%)
Finance and insurance, net	401,302	8.2%	383,711	8.0%	17,591	4.6%
Good Sam Club	37,915	0.8%	30,746	0.6%	7,169	23.3%
Subtotal	1,185,914	24.2%	1,266,313	26.4%	(80,399)	(6.3%)
Total gross profit	1,287,398	26.3%	1,362,932	28.4%	(75,534)	(5.5%)
Operating expenses:
Selling, general and administrative expenses	1,141,643	23.3%	1,069,359	22.3%	(72,284)	(6.8%)
Debt restructure expense	—	0.0%	380	0.0%	380	100.0%
Depreciation and amortization	59,932	1.2%	49,322	1.0%	(10,610)	(21.5%)
Goodwill impairment	—	0.0%	40,046	0.8%	40,046	100.0%
Long-lived asset impairment	66,270	1.4%	—	0.0%	(66,270)	(100.0%)
Lease termination	(686)	(0.0%)	—	0.0%	686	100.0%
Loss on disposal of assets	11,492	0.2%	2,810	0.1%	(8,682)	(309.0%)
Total operating expenses	1,278,651	26.1%	1,161,917	24.2%	116,734	10.0%
Income from operations	8,747	0.2%	201,015	4.2%	(192,268)	(95.6%)
Other income (expense):
Floor plan interest expense	(40,108)	(0.8%)	(38,315)	(0.8%)	(1,793)	(4.7%)
Other interest expense, net	(69,363)	(1.4%)	(63,329)	(1.3%)	(6,034)	(9.5%)
Loss on debt restructure	—	0.0%	(1,676)	(0.0%)	1,676	100.0%
Tax Receivable Agreement liability adjustment	10,005	0.2%	(1,324)	(0.0%)	11,329	855.7%
Total other income (expense)	(99,466)	(2.0%)	(104,644)	(2.2%)	5,178	4.9%
(Loss) income before income taxes	(90,719)	(1.9%)	96,371	2.0%	(187,090)	(194.1%)
Income tax expense	(29,582)	(0.6%)	(30,790)	(0.6%)	1,208	3.9%
Net (loss) income	(120,301)	(2.5%)	65,581	1.4%	(185,882)	(283.4%)
Less: net loss (income) attributable to non-controlling interests	59,710	1.2%	(55,183)	(1.2%)	114,893	208.2%
Net (loss) income attributable to Camping World Holdings, Inc.	$(60,591)	(1.2%)	$10,398	0.2%	$(70,989)	(682.7%)

Supplemental Data

	For the Years
	Ended December 31,		Increase		Percent
	2019	2018	(decrease)		Change
Unit sales
New vehicles	66,111	71,545	(5,434)		(7.6%)
Used vehicles	36,213	32,751	3,462		10.6%
Total	102,324	104,296	$(1,972)		(1.9%)

Average selling price
New vehicles	$35,854	$35,123	$731		$2.1%
Used vehicles	23,683	22,351	1,332		6.0%

Same store unit sales
New vehicles	56,381	67,150	(10,769)		(16.0%)
Used vehicles	31,987	30,672	1,315		4.3%
Total	88,368	97,822	(9,454)		(9.7%)

Same store revenue ($ in 000's)
New vehicles	$2,051,497	$2,365,464	$(313,967)		$(13.3%)
Used vehicles	775,307	689,927	85,380		12.4%
Products, service and other	491,482	518,414	(26,932)		(5.2%)
Finance and insurance	352,180	362,212	(10,032)		(2.8%)
Total	3,670,466	3,936,017	(265,551)		(6.7%)

Average gross profit per unit
New vehicles	$4,478	$4,530	$(52)		(1.2%)
Used vehicles	4,943	4,996	(53)		(1.1%)
Finance and insurance, net per vehicle unit	3,922	3,679	243		6.6%
Total vehicle front-end yield(1)	8,564	8,356	209		2.5%

Gross margin
Good Sam Services and Plans	56.5%	56.0%	57	bps

New vehicles	12.5%	12.9%	(41)	bps
Used vehicles	20.9%	22.4%	(148)	bps
Products, service and other	26.3%	38.4%	(1,210)	bps
Finance and insurance, net	100.0%	100.0%	unch.	bps
Good Sam Club	77.9%	74.3%	365	bps
Subtotal RV and Outdoor Retail	25.2%	27.4%	(225)	bps
Total gross margin	26.3%	28.4%	(213)	bps

Inventories ($ in 000's)
New vehicles	$966,134	$1,017,910	$(51,776)		(5.1%)
Used vehicles	165,927	124,527	41,400		33.2%
Products, parts, accessories and misc.	225,888	416,074	(190,186)		(45.7%)
Total RV and Outdoor inventories	$1,357,949	$1,558,511	$(200,562)		(12.9%)

Vehicle inventory per location ($ in 000's)
New vehicle inventory per dealer location	$6,274	$7,219	$(946)		$(13.1%)
Used vehicle inventory per dealer location	1,077	883	194		22.0%

Vehicle inventory turnover(2)
New vehicle inventory turnover	2.1	2.2	(0.0)		(2.0%)
Used vehicle inventory turnover	4.8	5.1	(0.3)		(6.0%)

Retail locations
RV dealerships	154	141	13		9.2%
RV service & retail centers	11	14	(3)		(21.4%)
Subtotal	165	155	10		6.5%
Other retail stores	10	72	(62)		(86.1%)
Total	175	227	(52)		(22.9%)

Other data
Active Customers(3)	5,118,413	5,051,439	66,974		1.3%
Good Sam Club members	2,124,724	2,094,413	30,311		1.4%
Finance and insurance gross profit as a % of total vehicle revenue	12.4%	11.8%	61	bps	NA
Same store locations	132	118	14		11.9%

(1) Front end yield is calculated as gross profit from new vehicles, used vehicles and finance and insurance (net), divided by combined new and used retail unit revenue.

(2) Inventory turnover calculated as vehicle costs applicable to revenue divided by the average of beginning and ending vehicle inventory.

(3) An Active Customer is a customer who has transacted with us in any of the eight most recently completed fiscal quarters prior to the date of measurement.

Total revenue was $4.9 billion for 2019, an increase of $100.0 million, or 2.1%, from $4.8 billion for 2018. The increase in total revenue was driven by a 2.0%, or $93.1 million, increase in RV and Outdoor Retail revenue, and a 4.0%, or $6.9 million, increase in Good Sam Services and Plans revenue.

Total gross profit was $1.3 billion for 2019, a decrease of $75.5 million, or 5.5%, from $1.4 billion for 2018. The decrease in total gross profit was driven by a $80.4 million, or 6.3%, decrease in RV and Outdoor Retail gross profit, partially offset by a $4.9 million, or 5.0%, increase in Good Sam Services and Plans gross profit.

Income from operations was $8.7 million for 2019, a decrease of $192.3 million, or 95.6%, from $201.0 million for 2018. The decrease in income from operations was primarily driven by a $75.5 million decrease in gross profit, a $72.3 million increase in selling, general and administrative expenses, a $66.3 million increase in long-lived asset impairment, a $10.6 million increase in depreciation and amortization, and an $8.7 million increase in loss on disposal of assets, partially offset by a $40.0 million decrease in goodwill impairment, a $0.7 million gain on lease termination and $0.4 million reduction in debt restructure expense.

Total other expenses were $99.5 million for 2019, a decrease of $5.2 million, or 4.9% from $104.6 million for 2018. The decrease in other expenses was driven by an $11.3 million decrease in Tax Receivable Agreement Liability adjustment, and a $1.7 million decrease in loss of debt restructure, partially offset by a $6.0 million increase in other interest expense, and a $1.8 million increase in floor plan interest expense.

As a result of the above factors, loss before income taxes was $90.7 million for 2019 compared to income before income taxes of $96.4 million for 2018. Income tax expense was $29.6 million for 2019, a decrease of $1.2 million from $30.8 million for 2018. As a result, net loss was $120.3 million for 2019 compared to net income of $65.6 million for 2018.

Good Sam Services and Plans

Good Sam Services and Plans revenue was $179.5 million for 2019, an increase of $6.9 million, or 4.0%, from $172.7 million for 2018. The increased revenue was attributable to a $5.3 million increase from our roadside assistance programs primarily due to increased file size, a $1.4 million increase from our vehicle insurance and extended vehicle warranty programs primarily due to increased policies in force, and $0.2 million of other increases.

Good Sam Services and Plans gross profit was $101.5 million for 2019, an increase of $4.9 million, or 5.0%, from $96.6 million for 2018. This increase was primarily due to increased roadside assistance contracts in force and reduced claims, together resulting in a gross profit increase of $6.7 million; and increased vehicle insurance contracts in force and reduced marketing expenses, together resulting in a gross profit increase of $2.8 million; partially offset by a decrease from additional marketing support expenses of $3.4 million, reduced gross profit from our extended vehicle warranty programs of $1.0 million, and other reductions of $0.2 million.

RV and Outdoor Retail:

New Vehicles

New vehicle revenue was $2.4 billion for 2019, a decrease of $142.5 million, or 5.7%, from $2.5 billion for 2018. The decrease was primarily due to a 7.6% decrease in units sold to 66,111, partially offset by a 2.1% increase in average selling price to $35,854. Same store new vehicle revenue decreased 13.3% to

$2.1 billion in 2019 from $2.4 billion in 2018. The decrease in same store new vehicle revenue was driven by a 16.0% decrease in same store vehicle volume, partially offset by a 2.1% increase in average selling price.

New vehicle gross profit was $296.1 million for 2019 , a decrease of $28.1 million, or 8.7%, from $324.1 million for 2018. The decrease was primarily driven by a 1.2% decrease in average gross profit per unit and a 7.6% decrease in unit volume.

Used Vehicles

Used vehicle revenue was $857.6 million for 2019, an increase of $125.6 million, or 17.2%, from $732.0 million for 2018. The increase was primarily due a 10.6% increase in units sold to 36,213 and a 6.0% increase in average selling price to $23,683. Same store used vehicle revenue increased 12.4% to $775.3 million in 2019 from $689.9 million in 2018. The increase in same store used vehicle revenue was driven by a 4.3% increase in same store vehicle volume and a 6.0% increase in same store average selling price.

Used vehicle gross profit was $179.0 million for 2019, an increase of $15.4 million, or 9.4%, from $163.6 million for 2018. The increase was primarily driven by a 10.6% increase in vehicle volume partially offset by a 1.1% decrease in average gross profit per unit.

Products, Service and Other

Products, service and other revenue was $1.0 billion for 2019, an increase of $85.2 million, or 9.0%, from $949.4 million for 2018. The increase was driven by an increase in product revenue, partially offset by a decrease in service and installation revenue. The increase in product revenue was primarily driven by higher levels of promotional activity related to the 2019 Strategic Shift whereby we decided to close non RV-centric retail locations where we could not sell and/or service RVs, and the exit of certain non-RV merchandise categories. The decrease in service and installation revenue was primarily driven by a decrease in new vehicles sold.

Products, service and other gross profit was $271.7 million for 2019, a decrease of $92.5 million, or 25.4%, from $364.1 million for 2018. The decrease was driven by a decrease in product gross profit and a decrease in service and installation gross profit. The decrease in product gross profit was primarily driven by higher levels of promotional activity related to the 2019 Strategic Shift whereby we decided to close non RV-centric retail locations where we could not sell and/or service RVs and the exit of certain non-RV merchandise categories, as well as incremental inventory reserve charges of $41.9 million related to the 2019 Strategic Shift. The decrease in service and installation gross profit was primarily driven by increased promotional activity to drive service and installation traffic and volume.

Finance and Insurance, net

Finance and insurance, net revenue and gross profit were each $401.3 million for 2019, an increase of $17.6 million, or 4.6%, from $383.7 million for 2018. The increase was primarily driven by an increase in the percentage of new and used vehicles financed and an increase in the gross profit per finance and insurance contract, partially offset by a decrease in vehicles sold. As a result, finance and insurance, net revenue as a percentage of total new and used vehicle revenue increased to 12.4% for 2019 from 11.8% for 2018.

Selling, general and administrative

SG&A expenses were $1.1 billion for 2019, an increase of $72.3 million, or 6.8%, from $1.1 billion for 2018. The increase was due to an incremental $23.5 million of variable selling expenses; $12.0 million of wage-related expenses primarily from the RV and Outdoor Retail locations opened over the last 24 months; $16.9 million of additional real property expense primarily attributable to the new locations; $7.3 million of additional occupancy expenses; $3.6 million of incremental corporate service and professional fees; and $9.0 million of incremental store and corporate overhead expenses. Included in the 2018 amounts is the incremental impact of the Gander Outdoors store openings totaling $114.8 million in 2018. SG&A expenses as a percentage of total gross profit was 88.7% for 2019, compared to 78.5% for 2018.

Debt restructure expense

Debt restructure expense was $0.4 million for 2018 resulting from the expense related to the Third Amendment to the Credit Agreement entered into in March 2018.

Depreciation and amortization

Depreciation and amortization was $59.9 million for 2019, an increase of $10.6 million, or 21.5%, from $49.3 million for 2018. The increase reflects additional depreciation due to capital expenditures for new and existing RV and Outdoor Retail locations.

Goodwill impairment

In the fourth quarter of 2018, the Company performed its annual goodwill impairment test, which resulted in the determination that the carrying value of the former Retail reporting unit, as previously reported (see Note 22 – Segment Information for discussion of the change in segment reporting during the year ended December 31, 2019), which is now a component of the RV and Outdoor Retail segment, exceeded its estimated fair value by an amount that exceeded the reporting unit’s goodwill balance. The excess of the carrying value over the estimated fair value of this reporting unit was primarily due to a decline in segment income leading to lower expected future cash flows for this reporting unit. The Company recorded an impairment charge of $40.0 million in the fourth quarter of 2018 related to this reporting unit. See Note 7 - Goodwill and Intangible Assets to our audited consolidated financial statements in Part II, Item 8 of this Form 10-K for additional information. No goodwill impairment charges were recognized in 2019.

Long-lived asset impairment

As discussed in Note 5 – Restructuring and Long-lived Asset Impairment to our consolidated financial statements included in Part II, Item 8 of this Form 10-K, we recognized $66.3 million of long-lived asset impairments during 2019, of which $57.4 million is related to the 2019 Strategic Shift discussed above.

Floor plan interest expense

Floor plan interest expense was $40.1 million for 2019, an increase of $1.8 million, or 4.7%, from $38.3 million for 2018. The increase was primarily due to increased average outstanding amount payable under our Floor Plan Facility, primarily resulting from an increased inventory level due to new dealership locations, and a 38-basis point increase in the average floor plan borrowing rate.

Other interest expense, net

Other interest expense, net was $69.4 million for 2019, an increase of $6.0 million, or 9.5%, from $63.3 million for 2018. The increase was primarily due to increased average debt outstanding and a 21-basis point increase in the average interest rate.

Tax Receivable Agreement liability adjustment

The Tax Receivable Agreement liability adjustment for 2019 was a benefit of $10.0 million, versus an expense of $1.3 million for 2018. The Tax Receivable Agreement liability adjustment of $10.0 million for 2019 represented an adjustment for lower enacted state income tax rates. The Tax Receivable Agreement liability adjustment of $1.3 million for 2018 represented an adjustment for an increase in enacted state income tax rates.

Income tax expense

Income tax expense was $29.6 million for 2019, a decrease of $1.2 million, from $30.8 million for 2018. The decrease in income tax expense for the year ended December 31, 2019 was primarily due to lower enacted state income tax rates charged to the current and deferred income tax provision, revaluation of certain deferred tax assets and related changes in valuation allowance pertaining to a transfer of assets to a wholly-owned corporate subsidiary, operating losses recorded by our RV and Outdoor Retail segment for which no tax benefit can be recognized, and an increased ownership percentage of CWGS, LLC for which we are subject to U.S. federal and state taxes on our allocable share of income of CWGS, LLC.

Segment results

The following table sets forth a reconciliation of total segment income to consolidated income from operations before income taxes for the period presented:

	Fiscal Year Ended
	December 31, 2019		December 31, 2018		Favorable/
		Percent of		Percent of	(Unfavorable)
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%
Revenue:
Good Sam Services and Plans	$181,526	3.7%	$174,641	3.6%	$6,885	3.9%
RV and Outdoor Retail	4,731,636	96.7%	4,639,506	96.8%	92,130	2.0%
Elimination of intersegment revenue	(21,143)	(0.4%)	(22,130)	(0.5%)	987	4.5%
Total consolidated revenue	4,892,019	100.0%	4,792,017	100.0%	100,002	2.1%
Segment income (loss):(1)
Good Sam Services and Plans	83,635	1.7%	81,138	1.7%	2,497	3.1%
RV and Outdoor Retail	(42,609)	(0.9%)	138,085	2.9%	(180,694)	(130.9%)
Total segment income (loss)	41,026	0.8%	219,223	4.6%	(178,197)	(81.3%)
Corporate & other	(12,455)	(0.3%)	(6,821)	(0.1%)	(5,634)	(82.6%)
Depreciation and amortization	(59,932)	(1.2%)	(49,322)	(1.0%)	(10,610)	(21.5%)
Other interest expense, net	(69,363)	(1.4%)	(63,329)	(1.3%)	(6,034)	(9.5%)
Tax Receivable Agreement liability adjustment	10,005	0.2%	(1,324)	(0.0%)	11,329	855.7%
Loss and expense on debt restructure	—	0.0%	(2,056)	(0.0%)	2,056	100.0%
(Loss) income before income taxes	$(90,719)	(1.9%)	$96,371	2.0%	$(187,090)	(194.1%)

Same store revenue- RV and Outdoor Retail(2)	$3,670,466		$3,936,017		$(265,551)	(6.7%)

(1)	Segment income represents income for each of our reportable segments and is defined as income from operations before depreciation and amortization, plus floor plan interest expense.
(2)	Same store revenue definition not applicable to the Good Sam Services and Plans segment.

Good Sam Services and Plans segment

Good Sam Services and Plans segment revenue was $181.5 million for 2019, an increase of $6.9 million, or 3.9%, from $174.6 million for 2018. The increased revenue was attributable to a $5.3 million increase from our roadside assistance programs primarily due to increased file size, a $1.4 million increase from our vehicle insurance and extended vehicle warranty programs primarily due to increased policies in force, and $0.2 million of other increases.

Good Sam Services and Plans segment income was $83.6 million for 2019, an increase of $2.5 million, or 3.1%, from $81.1 million for 2018. The increase was primarily attributable to increased roadside assistance contracts in force and reduced claims, together resulting in a gross profit increase of $6.7 million; and increased vehicle insurance contracts in force and reduced marketing expenses, together resulting in a gross profit increase of $2.8 million; partially offset by additional marketing support expenses of $3.4 million, increased selling, general and administrative expenses of $2.6 million, and reduced gross profit from our extended vehicle warranty programs of $1.0 million.

RV and Outdoor Retail segment

RV and Outdoor Retail segment revenue was $4.7 billion for 2019, an increase of $92.1 million, or 2.0%, from $4.6 billion for 2018. The increase was primarily due to a 10.6% increase in used vehicles sold and the RV and Outdoor Retail locations opened over the last 24 months, partially offset by the 7.6% reduction in new vehicles sold.

RV and Outdoor Retail segment loss was $42.6 million for 2019, a decrease of $180.7 million, or 130.9%, from segment income of $138.1 million for 2018. The decrease was primarily due to an $80.4 million reduction in gross profit primarily from the 2019 Strategic Shift initiative, a $64.1 million increase in selling, general and administrative expenses, $66.3 million of long-lived asset impairment in 2019, $8.8 million of incremental loss on disposal of assets, and a $1.8 million increase in floor plan interest expense, partially offset by a $40.0 million reduction in goodwill impairment and a $0.7 million gain on lease termination. Segment income (loss) margin decreased 389 basis points to (0.9%) primarily due to the 2019 Strategic Shift.

Corporate and other expenses

Corporate and other expenses were $12.5 million for 2019, an increase of $5.6 million, or 82.6%, from $6.8 million for 2018. The increase was primarily due to increased service and professional fees.

Tax Receivable Agreement liability adjustment

The Tax Receivable Agreement liability adjustment was a benefit of $10.0 million for 2019 represents an adjustment for lower enacted state income tax rates. The Tax Receivable Agreement liability adjustment expense of $1.3 million for 2018 represented an adjustment for increased enacted state income tax rates.

For the Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017

The following tables set forth information comparing the components of net income for the years ended December 31, 2018 and 2017.

	Fiscal year ended
	December 31, 2018		December 31, 2017
		Percent of		Percent of	Favorable/ (Unfavorable)
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%
Revenue:
Good Sam Services and Plans	$172,660	3.6%	$161,888	3.8%	$10,772	6.7%
RV and Outdoor Retail
New vehicles	2,512,854	52.4%	2,435,928	56.9%	76,926	3.2%
Used vehicles	732,017	15.3%	668,860	15.6%	63,157	9.4%
Products, service and other	949,383	19.8%	652,819	15.3%	296,564	45.4%
Finance and insurance, net	383,711	8.0%	326,609	7.6%	57,102	17.5%
Good Sam Club	41,392	0.9%	33,726	0.8%	7,666	22.7%
Subtotal	4,619,357	96.4%	4,117,942	96.2%	501,415	12.2%
Total revenue	4,792,017	100.0%	4,279,830	100.0%	512,187	12.0%

Gross profit (exclusive of depreciation and amortization shown separately below):
Good Sam Services and Plans	96,619	2.0%	88,269	2.1%	8,350	9.5%
RV and Outdoor Retail
New vehicles	324,119	6.8%	349,699	8.2%	(25,580)	(7.3%)
Used vehicles	163,617	3.4%	162,767	3.8%	850	0.5%
Products, service and other	364,120	7.6%	288,047	6.7%	76,073	26.4%
Finance and insurance, net	383,711	8.0%	326,609	7.6%	57,102	17.5%
Good Sam Club	30,746	0.6%	25,523	0.6%	5,223	20.5%
Subtotal	1,266,313	26.4%	1,152,645	26.9%	113,668	9.9%
Total gross profit	1,362,932	28.4%	1,240,914	29.0%	122,018	9.8%

Operating expenses:
Selling, general, and administrative	1,069,359	22.3%	853,160	19.9%	216,199	25.3%
Debt restructure expense	380	0.0%	387	0.0%	(7)	(1.8%)
Depreciation and amortization	49,322	1.0%	31,545	0.7%	17,777	56.4%
Goodwill impairment	40,046	0.8%	-	0.0%	40,046	100.0%
Loss (gain) on sale of assets	2,810	0.1%	(133)	(0.0%)	2,943	2212.8%
Total operating expenses	1,161,917	24.2%	884,959	20.7%	276,958	31.3%
Income from operations	201,015	4.2%	355,955	8.3%	(154,940)	(43.5%)
Other income (expense):
Floor plan interest expense	(38,315)	(0.8%)	(27,690)	(0.6%)	(10,625)	(38.4%)
Other interest expense, net	(63,329)	(1.3%)	(42,959)	(1.0%)	(20,370)	(47.4%)
Loss on debt restructure	(1,676)	(0.0%)	(462)	(0.0%)	(1,214)	(262.8%)
Tax Receivable Agreement liability adjustment	(1,324)	(0.0%)	100,758	2.4%	(102,082)	(101.3%)
Total other income (expense)	(104,644)	(2.2%)	29,647	0.7%	(134,291)	453.0%
Income before income taxes	96,371	2.0%	385,602	9.0%	(289,231)	(75.0%)
Income tax expense	(30,790)	(0.6%)	(154,910)	(3.6%)	124,120	80.1%
Net income	65,581	1.4%	230,692	5.4%	(165,111)	(71.6%)
Less: net (income) loss attributable to non-controlling interests	(55,183)	(1.2%)	(200,839)	(4.7%)	145,656	72.5%
Net income attributable to Camping World Holdings, Inc.	$10,398	0.2%	$29,853	0.7%	$(19,455)	(65.2%)

Supplemental Data

	For the Years
	Ended December 31,		Increase		Percent
	2018	2017	(decrease)		Change
Unit sales
New vehicles	71,545	66,813	4,732		7.1%
Used vehicles	32,751	30,250	2,501		8.3%
Total	104,296	97,063	7,233		$7.5%

Average selling price
New vehicles	$35,123	$36,459	$(1,336)		$(3.7%)
Used vehicles	22,351	22,111	240		1.1%

Same store unit sales
New vehicles	59,987	61,125	(1,138)		(1.9%)
Used vehicles	27,737	28,009	(272)		(1.0%)
Total	87,724	89,134	(1,410)		(1.6%)

Same store revenue ($ in 000's)
New vehicles	$2,112,822	$2,237,115	$(124,293)		$(5.6%)
Used vehicles	627,791	623,924	3,867		0.6%
Products, service and other	484,444	480,248	4,196		0.9%
Finance and insurance	325,111	302,845	22,266		7.4%
Total	3,550,168	3,644,132	(93,964)		(2.6%)

Average gross profit per unit
New vehicles	$4,530	$5,234	$(704)		(13.4%)
Used vehicles	4,996	5,381	(385)		(7.2%)
Finance and insurance, net per vehicle unit	3,679	3,365	314		9.3%
Total vehicle front-end yield(1)	8,356	8,645	(289)		(3.3%)

Gross margin
Good Sam Services and Plans	56.0%	54.5%	143	bps

New vehicles	12.9%	14.4%	(146)	bps
Used vehicles	22.4%	24.3%	(198)	bps
Products, service and other	38.4%	44.1%	(577)	bps
Finance and insurance, net	100.0%	100.0%	unch.	bps
Good Sam Club	74.3%	75.7%	(140)	bps
Subtotal RV and Outdoor Retail	27.4%	28.0%	(58)	bps
Total gross margin	28.4%	29.0%	(55)	bps

Inventories ($ in 000's)
New vehicles	$1,017,910	$1,113,178	$(95,268)		(8.6%)
Used vehicles	124,527	106,210	18,317		17.2%
Products, parts, accessories and misc.	416,074	196,527	219,547		111.7%
Total RV and Outdoor inventories	$1,558,511	$1,415,915	$142,596		10.1%

Vehicle inventory per location ($ in 000's)
New vehicle inventory per dealer location	$7,219	$8,977	$(1,758)		$(19.6%)
Used vehicle inventory per dealer location	883	857	27		3.1%

Vehicle inventory turnover(2)
New vehicle inventory turnover	2.2	2.2	(0.1)		(2.3%)
Used vehicle inventory turnover	5.1	5.7	(0.7)		(11.7%)

Retail locations
RV dealerships	141	124	17		13.7%
RV service & retail centers	14	16	(2)		(12.5%)
Subtotal	155	140	15		10.7%
Other retail stores	72	13	59		453.8%
Total	227	153	74		48.4%

Other data
Active Customers(3)	5,051,439	3,637,195	1,414,244		38.9%
Good Sam Club members	2,094,413	1,794,960	299,453		16.7%
Finance and insurance gross profi[t] as a % of total vehicle revenue	11.8%	10.5%	131	bps	NA
Same store locations	118	115	3		2.6%

(1) Front end yield is calculated as gross profit from new vehicles, used vehicles and finance and insurance (net), divided by combined new and used retail unit sales.

(2) Inventory turnover calculated as vehicle costs applicable to revenue divided by the average vehicle inventory.

(3) An Active Customer is a customer who has transacted with us in any of the eight most recently completed fiscal quarters prior to the date of measurement.

Total Revenue

Total revenue was $4.8 billion in 2018, an increase of $512.2 million, or 12.0%, from $4.3 billion for 2017. The increase was primarily driven by a 12.2%, or $501.4 million, increase in RV and Outdoor Retail revenue, and a 6.7%, or $10.8 million, increase in Good Sam Services and Plans revenue.

Total gross profit was $1.4 billion in 2018, an increase of $122.0 million, or 9.8%, from $1.2 billion in 2017. The increase in total gross profit was driven by a $113.7 million, or 9.9%, increase in RV and Outdoor Retail gross profit and an $8.4 million, or 9.5%, increase in Good Sam Services and Plans gross profit.

Income from operations was $201.0 million in 2018, a decrease of $154.9 million, or 43.5%, from $356.0 million in 2017. The decrease in income from operations was primarily driven by a $216.2 million increase in selling, general and administrative expenses, a $40.0 million increase in goodwill impairment, a $17.8 million increase in depreciation and amortization, and a $2.9 million increase in loss on disposal of assets, partially offset by a $122.0 million increase in gross profit.

Total other expenses were $104.6 million in 2018, an increase of $134.3 million, or 453.0%, from other income of $29.6 million in 2017. The increase in other expenses was driven by a $102.1 million increase in Tax Receivable Agreement liability adjustment, a $20.4 million increase in other interest expense, a $10.6 million increase in floor plan interest expense, and a $1.2 million increase in loss of debt restructure.

As a result of the above factors, income before income taxes was $96.4 million in 2018 compared to income before income tax of $385.6 million in 2017. Income tax expense was $30.8 million in 2018, a decrease of $124.1 million from $154.9 million in 2017. As a result, net income was $65.6 million in 2018 compared to net income of $230.7 million in 2017.

Good Sam Services and Plans

Good Sam Services and Plans revenue was $172.7 million for 2018, an increase of $10.8 million, or 6.7%, from $161.9 million for 2017. The increased revenue was attributable to a $5.5 million increase from our roadside assistance programs primarily due to increased file size; a $3.9 million increase from our vehicle insurance and Good Sam TravelAssist programs primarily due to increased policies in force; a $0.7 million increase from consumer show exhibit and admissions revenue resulting from eight new consumer shows in 2018; and $0.7 million of other increases.

Good Sam Services and Plans gross profit was $96.6 million for 2018, an increase of $8.4 million, or 9.5%, from $88.3 million for 2017. This increase was primarily due to increased roadside assistance contracts in force and reduced claims, together resulting in a gross profit increase of $5.6 million; an increase from the vehicle insurance and Good Sam TravelAssist programs of $3.8 million primarily due to increased policies in force; an increase from eight new consumer shows of $0.7 million; and other increases of $0.2 million; partially offset by a decrease from the extended vehicle warranty programs of $1.9 million.

RV and Outdoor Retail

New Vehicles

New vehicle revenue was $2.5 billion for 2018, an increase of $76.9 million, or 3.2%, from $2.4 billion for 2017. The increase was primarily due to a 7.1% increase in vehicles sold and the opening of 38 greenfield and acquired locations during 2018 and 2017, partially offset by a same store revenue decrease of 5.6% primarily due to a shift in the overall sales mix toward lower priced travel trailers, a decrease in customer demand, a 3.7% reduction in the average selling price per unit primarily due a shift in the mix towards lower-priced towable units and promotional pricing.

New vehicle gross profit was $324.1 million for 2018, a decrease of $25.6 million, or 7.3%, from $349.7 million for 2017. The decrease was primarily due to a decrease in average gross profit per vehicle of 13.4%, resulting primarily from a shift in the mix towards lower-priced towable units, partially offset by a 7.1% increase in vehicles sold. Gross margin decreased 146 basis points to 12.9%.

Used Vehicles

Used vehicle revenue was $732.0 million for 2018, an increase of $63.2 million, or 9.4%, from $668.9 million for 2017. The increase was primarily due an 8.3% increase in units sold, primarily relating to additional travel trailer units sold at our greenfield and acquired dealerships in 2018 and 2017 with an average 1.1% increase in selling price per unit, and a 0.6% increase in same store revenue.

Used vehicle gross profit was $163.6 million for 2018, an increase of $0.9 million, or 0.5%, from $162.8 million for 2017. The increase was primarily due to an 8.3% increase in units sold partially offset by a 7.2% decrease in average gross profit per unit primarily due to a shift in the mix towards lower-priced units. Gross margin decreased 198 basis points to 22.4%.

Products, Service and Other

Products, service and other revenue was $949.4 million for 2018, an increase of $296.6 million, or 45.4%, from $652.8 million for 2017. The increase was primarily attributable to revenue from Gander Outdoors, relating to a net 60 Gander Outdoors locations that opened during 2017 and 2018, other incremental RV and Outdoor Retail acquisitions and new stores that opened during 2017 and 2018, and a same store revenue increase of 0.9%.

Products, service and other gross profit was $364.1 million for 2018, an increase of $76.1 million, or 26.4%, from $288.0 million for 2017. The increase was primarily attributable to incremental gross profit from the Gander Outdoors stores, increased new and used vehicles sold, and the greenfield and acquired locations opened during 2017 and 2018. Gross margin decreased 577 basis points to 38.4%, primarily due to the costs of operating Gander Outdoors.

Finance and Insurance, net

Finance and insurance, net revenue and gross profit were each $383.7 million for 2018, an increase of $57.1 million, or 17.5%, from $326.6 million for 2017. The increase was primarily due to incremental vehicle finance contracts assigned due to higher vehicle unit sales, higher finance and insurance PV rates, a same store revenue increase of 7.4%, and an increased average gross profit per contract. Finance and insurance, net revenue as a percentage of total new and used vehicle revenue increased to 11.8% for 2018 from 10.5% for 2017.

Selling, general and administrative

SG&A expenses were $1.1 billion for the 2018, an increase of $216.2 million, or 25.3%, from $853.2 million for 2017. The increase was due to increases of $90.8 million of wage-related expenses, primarily attributable to increased vehicle unit sales and the 92 RV and Outdoor Retail locations opened over the last 24 months; $36.5 million of variable selling expenses attributable to commissions and selling expense; $34.4 million of additional real property expense primarily attributable to the new locations; $26.7 million of store and corporate overhead expenses; $15.5 million of additional occupancy expenses; $7.4 million of additional personal property expense; and $4.9 million of additional service and professional fees. Included above is the incremental impact of the Gander Outdoors store openings totaling $114.8 million. SG&A expenses as a percentage of total gross profit was 78.5% for 2018, compared to 68.8% for 2017, an increase of 971 basis points.

Debt restructure expense

Debt restructure expense was $0.4 million for 2018 resulting from the expense related to the Third Amendment to the Credit Agreement entered into in March 2018, and $0.4 million for 2017 resulting from the expense related to the Second Amendment to the Senior Secured Credit Facilities in October 2017.

Depreciation and amortization

Depreciation and amortization was $49.3 million for 2018, an increase of $17.8 million, or 56.4%, from $31.5 million for 2017. The increase reflects additional depreciation due to capital expenditures for new and existing RV and Outdoor Retail locations.

Goodwill impairment

In the fourth quarter of 2018, the Company performed its annual goodwill impairment test, which resulted in the determination that the carrying value of the former Retail reporting unit, which was comprised of the entire Retail segment as previously reported (see Note 22 - Segment Information, for discussion of the change in the segment reporting during the year ended December 31, 2019), exceeded its estimated fair value by an amount that exceeded the reporting unit’s goodwill balance. The excess of the carrying value over the estimated fair value of this reporting unit was primarily due to a decline in segment income leading to lower expected future cash flows for this reporting unit. The Company recorded an impairment charge of $40.0 million in the fourth quarter of 2018 related to this reporting unit. See Note 7 - Goodwill and Intangible Assets to our audited consolidated financial statements in Part II, Item 8 of this Form 10-K for additional information.

Floor plan interest expense

Floor plan interest expense was $38.3 million for 2018, an increase of $10.6 million, or 38.4%, from $27.7 million 2017. The increase was primarily due to increased average outstanding amount payable under our Floor Plan Facility, primarily resulting from an increased inventory level due to new dealership locations, existing locations expecting higher unit sales, and a 93-basis point increase in the average floor plan borrowing rate.

Other interest expense, net

Other interest expense, net was $63.3 million for 2018, an increase of $20.4 million, or 47.4%, from $43.0 million for 2017. The increase was primarily due to increased average debt outstanding and a 21-basis point increase in the average interest rate.

Tax Receivable Agreement liability adjustment

The Tax Receivable Agreement liability adjustment for 2018 was an expense of $1.3 million, versus a benefit of $100.8 million for 2017. The Tax Receivable Agreement liability adjustment of $1.3 million for 2018 represented an adjustment for an increase in state income tax rates. The Tax Receivable Agreement liability adjustment of $100.8 million for 2017 represented a gain on remeasurement in relation to the Tax Receivable Agreement primarily due to changes in our income tax rate. The Tax Receivable Agreement liability was created upon the Company’s acquisition of CWGS, LLC interest through exchanges of its Class A shares for CWGS, LLC common units. The 2017 U.S. Tax Cuts and Jobs Act, (“the “2017 Tax Act’) among other things, reduced the federal statutory corporate rate in 2017 from 35% to 21%. Upon the enactment of the 2017 Tax Act, and to a lesser extent changes in state income tax rate, the Tax Receivable Agreement liability was remeasured and lowered by $100.8 million.

Income tax expense

Income tax expense was $30.8 million for 2018, a decrease of $124.1 million, from $154.9 million for 2017. The decrease in income tax expense for 2018 was primarily due to the non-recurring nature of the deferred income tax expense of $117.0 million recorded in 2017, which includes the tax effect of the $100.8 million Tax Receivable Liability adjustment, as a result of the 2017 Tax Act, none of which was recorded in 2018. The remaining decrease in income tax expense was a result of the lower income tax rate charged to the current income tax provision in 2018 due to the 2017 Tax Act and the lower income before income taxes for 2018. The goodwill impairment of $40.0 million for 2018 did not result in an income tax benefit, since the tax-deductible portion of the goodwill impairment relates to a reporting unit that has a full valuation allowance on its deferred tax assets.

Segment results

The following table sets forth a reconciliation of total segment income to consolidated income from operations before income taxes for the period presented:

	Fiscal Year Ended
	December 31, 2018		December 31, 2017		Favorable/
		Percent of		Percent of	(Unfavorable)
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%
Revenue:
Good Sam Services and Plans	$174,641	3.6%	$163,374	3.8%	$11,267	6.9%
RV and Outdoor Retail	4,639,506	96.8%	4,134,604	96.6%	504,902	12.2%
Elimination of intersegment revenue	(22,130)	(0.5%)	(18,148)	(0.4%)	(3,982)	(21.9%)
Total consolidated revenue	4,792,017	100.0%	4,279,830	100.0%	512,187	12.0%
Segment income:(1)
Good Sam Services and Plans	81,138	1.7%	73,976	1.7%	7,162	9.7%
RV and Outdoor Retail	138,085	2.9%	291,594	6.8%	(153,509)	(52.6%)
Total segment income	219,223	4.6%	365,570	8.5%	(146,347)	(40.0%)
Corporate & other	(6,821)	(0.1%)	(5,373)	(0.1%)	(1,448)	(26.9%)
Depreciation and amortization	(49,322)	(1.0%)	(31,545)	(0.7%)	(17,777)	(56.4%)
Other interest expense, net	(63,329)	(1.3%)	(42,959)	(1.0%)	(20,370)	(47.4%)
Tax Receivable Agreement liability adjustment	(1,324)	(0.0%)	100,758	2.4%	(102,082)	(101.3%)
Loss on debt restructure	(2,056)	(0.0%)	(849)	(0.0%)	(1,207)	(142.2%)
Income before income taxes	$96,371	2.0%	$385,602	9.0%	$(289,231)	(75.0%)

Same store revenue- RV and Outdoor Retail(2)	$3,550,168		$3,644,132		$(93,964)	(2.6%)

(1)	Segment income represents income for each of our reportable segments and is defined as income from operations before depreciation and amortization, plus floor plan interest expense.
(2)	Same store revenue definition not applicable to the Good Sam Services and Plans segment.

Good Sam Services and Plans segment

Good Sam Services and Plans segment revenue was $174.6 million for 2018, an increase of $11.3 million, or 6.9%, from $163.4 million for 2017. The increased revenue was attributable to a $5.5 million increase from our roadside assistance programs primarily due to increased file size; a $3.9 million increase from our vehicle insurance and Good Sam TravelAssist programs primarily due to increased policies in force; a $1.2 million increase from consumer show exhibit and admissions revenue resulting from eight new consumer shows in 2018; and $0.7 million of other increases.

Good Sam Services and Plans segment income was $81.1 million for 2018, an increase of $7.2 million, or 9.7%, from $74.0 million for 2017. The increase was primarily attributable to increased roadside assistance contracts in force and reduced claims, together resulting in a gross profit increase of $5.6 million; an increase from our vehicle insurance and Good Sam TravelAssist programs of $3.8 million primarily due to increased policies in force; and an increase from eight new consumer shows of $1.4 million; partially offset by a decrease from the extended vehicle warranty programs of $1.9 million, an increase in SG&A expenses of $1.0 million primarily due to increased wage-related expenses; and other decreases of $0.7 million. Good Sam Services and Plans segment income margin increased 130 basis points to 47.0%, primarily due to the increased contracts in force for our roadside assistance and vehicle insurance products, partially offset by a $1.0 million increase in SG&A expenses.

RV and Outdoor Retail segment

RV and Outdoor Retail segment revenue was $4.6 billion for 2018, an increase of $504.9 million, or 12.2%, from $4.1 billion for 2017. The increase was primarily due to a net increase of 92 acquired and/or opened RV and Outdoor Retail locations during 2018 and 2017, a 7.5% increase in total vehicles sold and the 38 greenfield and acquired RV locations opened during 2018 and 2017, as described above.

RV and Outdoor Retail segment income was $138.1 million for 2018, a decrease of $153.5 million, or 52.6%, from $291.6 million for 2017. The decrease was primarily due to a $213.8 million increase in selling, general and administrative expenses, goodwill impairment $40.0 million, a $10.6 million increase in floor plan interest expense, and approximately $2.8 million of increased loss on asset disposal, partially offset by a $113.7 million increase in gross profit primarily from the Gander Outdoors locations. RV and Outdoor Retail segment income margin decreased 409 basis points to 3.0% primarily due to the Gander Outdoors locations.

Same store revenue

Same store revenue was $3.6 billion for 2018, a decrease of $94.0 million, or 2.6%, from $3.6 billion for 2017. The decrease was primarily due to decreased demand for new and used vehicles.

Corporate and other expenses

Corporate and other expenses were $6.8 million for 2018, an increase of 26.9%, from $5.4 million for 2017. The increase was due to increased professional fees.

Tax Receivable Agreement liability adjustment

The Tax Receivable Agreement liability adjustment expense of $1.3 million for 2018 represents an adjustment for increased state tax rates. The Tax Receivable Agreement liability adjustment of the amount of $100.8 million for 2017 represented a gain on remeasurement in relation to the Tax Receivable Agreement primarily due to changes in our income tax rate. The Tax Receivable Agreement liability was created upon the Company’s acquisition of CWGS, LLC interest through exchanges of its Class A shares for CWGS, LLC common units. The 2017 Tax Act, among other things, reduced the federal statutory corporate rate from 35% to 21%. As a result of the 2017 Tax Act, and to a lesser extent changes in state income tax rates, the Tax Receivable Agreement liability was remeasured and lowered by $100.8 million.

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

EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin

We define “EBITDA” as net income before other interest expense, net (excluding floor plan interest expense), provision for income tax expense and depreciation and amortization. We define “Adjusted EBITDA” as EBITDA further adjusted for the impact of certain non-cash and other items that we do not consider in our evaluation of ongoing operating performance. These items include, among other things, loss and expense on debt restructure, goodwill impairment, loss (gain) on disposal of assets and other expense, net, monitoring fees, equity-based compensation, Tax Receivable Agreement liability adjustment, an adjustment to rent on right-to-use assets, transaction expenses related to acquisitions, Gander Outdoors pre-opening costs, long-lived asset impairment, restructuring costs related to the 2019 Strategic Shift, lease termination and other unusual or one-time items. We define “Adjusted EBITDA Margin” as Adjusted EBITDA as a percentage of total revenue. We caution investors that amounts presented in accordance with our definitions of EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin may not be comparable to similar measures disclosed by our competitors, because not all companies and analysts calculate EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin in the same manner. We present EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin because we consider them to be important supplemental measures of our performance and believe they are frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. Management believes that investors’ understanding of our performance is enhanced by including these Non-GAAP Financial Measures as a reasonable basis for comparing our ongoing results of operations.

The following table reconciles EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin to the most directly comparable GAAP financial performance measures, which are net (loss) income, and net (loss) income margin, respectively:

	Fiscal Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
($ in thousands)	2019	2018	2017	2016	2015
EBITDA:
Net (loss) income	$(120,301)	$65,581	$230,692	$198,476	$170,796
Other interest expense, net	69,363	63,329	42,959	48,318	53,377
Depreciation and amortization	59,932	49,322	31,545	24,695	24,101
Income tax expense	29,582	30,790	154,910	5,800	1,293
Subtotal EBITDA	38,576	209,022	460,106	277,289	249,567
Loss and expense on debt restructure (a)	—	2,056	849	6,270	—
Goodwill impairment (b)	—	40,046	—	—	—
Long-lived asset impairment (c)	66,270	—	—	—	—
Lease termination (d)	(686)	—	—	—	—
Loss on disposal of assets and other expense, net (e)	11,492	2,810	(133)	(564)	1,452
Monitoring fee (f)	—	—	—	1,875	2,500
Equity-based compensation (g)	13,145	14,088	5,109	1,597	—
Tax Receivable Agreement liability adjustment (h)	(10,005)	1,324	(100,758)	—	—
Adjustment to normalize rent on right-to-use assets (i)	—	—	—	—	(7,598)
Acquisitions - transaction expense (j)	—	—	2,662	—	—
Gander Outdoors pre-opening costs (k)	—	43,156	26,352	—	—
Restructuring costs (l)	47,223	—	—	—	—
Adjusted EBITDA	$166,015	$312,502	$394,187	$286,467	$245,921

	Fiscal Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
(as percentage of total revenue)	2019	2018	2017	2016	2015
EBITDA margin:
Net (loss) income margin	(2.5%)	1.4%	5.4%	5.6%	5.2%
Other interest expense, net	1.4%	1.3%	1.0%	1.4%	1.6%
Depreciation and amortization	1.2%	1.0%	0.7%	0.7%	0.7%
Income tax expense	0.6%	0.6%	3.6%	0.2%	0.0%
Subtotal EBITDA margin	0.8%	4.4%	10.8%	7.9%	7.6%
Loss and expense on debt restructure (a)	—	0.0%	0.0%	0.2%	—
Goodwill impairment (b)	—	0.8%	—	—	—
Long-lived asset impairment (c)	1.4%	—	—	—	—
Lease termination (d)	(0.0%)	—	—	—	—
Loss on disposal of assets and other expense, net (e)	0.2%	0.1%	(0.0%)	(0.0%)	0.0%
Monitoring fee (f)	—	—	—	0.1%	0.1%
Equity-based compensation (g)	0.3%	0.3%	0.1%	0.0%	—
Tax Receivable Agreement liability adjustment (h)	(0.2%)	—	(2.4%)	—	—
Adjustment to normalize rent on right-to-use assets (i)	—	—	—	—	(0.2%)
Acquisitions - transaction expense (j)	—	—	0.1%	—	—
Gander Outdoors pre-opening costs (k)	—	0.9%	0.6%	—	—
Restructuring costs (l)	1.0%	—	—	—	—
Adjusted EBITDA margin	3.4%	6.5%	9.2%	8.1%	7.5%

(a)	Represents the loss and expense incurred on debt restructure and financing expense incurred from the Third Amendment to the Credit Agreement in 2018, the First and Second Amendment to the Senior Credit Facilities in 2017, the write-off of a portion of the original issue discount, capitalized finance costs from the Previous Term Loan Facilities, and rating agency fees and legal expenses related to the Previous Term Loan Facilities in 2016.
(b)	Represents a goodwill impairment charge of $40.0 million related to the RV and Outdoor Retail segment in the fourth quarter of 2018. See Note 7 - Goodwill and Intangible Assets to our audited consolidated financial statements in Part II, Item 8 of this Form 10-K for additional information.
(c)	Represents long-lived asset impairment charges related to the RV and Outdoor Retail segment, which primarily relate to locations affected by the 2019 Strategic Shift. See Note 5 – Restructuring and Long-lived Asset Impairment to our consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information.
(d)	Represents the gain on the termination of operating leases relating primarily to the 2019 Strategic Shift, net of lease termination fees (See Note 5 – Restructuring and Long-lived Asset Impairment).
(e)	Represents an adjustment to eliminate (i) losses on the disposal or sale of real estate at closed RV and Outdoor Retail locations in 2019, (ii) the gains and losses on sales of various assets, (iii) aggregate non-recurring losses from two non-performing locations that were sold in 2015; and (iv) a loss equal to the present value of the remaining net obligation under the non-cancellable operating leases in locations with no operating business, which represented $0.8 million for the year ended December 31, 2015.
(f)	Represents monitoring fees paid pursuant to a monitoring agreement to Crestview and Stephen Adams. The monitoring agreement was terminated on October 6, 2016 in connection with our IPO.
(g)	Represents non-cash equity-based compensation expense relating to employees and directors of the Company.
(h)	Represents an adjustment to eliminate the gains on remeasurement of the Tax Receivable Agreement primarily due to changes in our effective income tax rate.
(i)	Represents an adjustment to rent expense for the periods presented for certain right-to-use assets that were derecognized in the fourth quarter of 2015 due to lease modifications that resulted in the leases meeting the requirements to be reported as operating leases. The adjustments represent additional rent expense that would have been incurred for the periods presented had the leases previously been classified as operating leases. See Note 10 — Lease Obligations to our audited consolidated financial statements in Part II, Item 8 of this Form 10-K for additional information.
(j)	Represent transaction expenses, primarily legal costs, associated with acquisitions into new or complementary markets, including the Gander Mountain acquisition. This amount excludes transaction expenses related to the acquisition of RV dealerships, consumer shows, and other RV and Outdoor Retail segment business acquisitions.
(k)	Represents pre-opening store costs associated with the Gander Outdoors store openings, which is comprised of 1) Gander Outdoors-specific corporate and retail overhead, 2) distribution center expenses, and 3) store-level startup expenses. As discussed in Note 15 - Acquisitions to our consolidated financial statements included in Part II, Item 8 of this Form 10-K, the Company incurred significant costs related to the initial rollout of Gander Outdoors locations, which was substantially complete as of December 31, 2018. Based on the nature of the acquisition through a bankruptcy auction and the large quantity of retail locations opened and to be opened in a very compressed timeframe, the Company does not deem the pre-opening store costs for the initial rollout of Gander Outdoors locations to be normal, recurring charges. The Company does not intend to adjust for pre-opening store costs other than for the initial rollout of Gander Outdoors.
(l)	Represents restructuring costs relating to our 2019 Strategic Shift. These restructuring costs include one-time employee termination benefits, incremental inventory reserve charges, and other associated costs. These costs exclude lease termination costs, which are presented separately (see (d) above). See Note 5 – Restructuring and Long-lived Asset Impairment to our consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information.

Adjusted Net Income Attributable to Camping World Holdings, Inc. and Adjusted Earnings Per Share

We define “Adjusted Net Income Attributable to Camping World Holdings, Inc. – Basic” as net income attributable to Camping World Holdings, Inc. adjusted for the impact of certain non-cash and other items that we do not consider in our evaluation of ongoing operating performance. These items include, among other things, loss (gain) and expense on debt restructure, goodwill impairment, loss (gain) on disposal of assets and other expense, net, equity-based compensation, Tax Receivable Agreement liability adjustment, transaction expenses related to acquisitions, Gander Outdoors pre-opening costs, long-lived asset impairment, restructuring costs related to the 2019 Strategic Shift, lease termination, other unusual or one-time items, the income tax expense effect of these adjustments, and the effect of net income attributable to non-controlling interests from these adjustments.

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

Consistent with the GAAP basic and diluted earnings per share of Class A common stock, Adjusted Earnings Per Share – Basic and Adjusted Earnings Per Share – Diluted cannot be presented for periods prior to the Company’s IPO on October 6, 2016. Prior to the IPO, the CWGS, LLC membership structure included membership units, preferred units, and profits units. During the period of September 30, 2014 to October 6, 2016, there were 70,000 preferred units outstanding that received a total preferred return of $2.1 million per quarter in addition to their proportionate share of distributions made to all members of CWGS, LLC. The Company analyzed the calculation of earnings per unit for periods prior to the IPO using the two-class method and determined that it resulted in values that would not be meaningful to the users of these consolidated financial statements. Therefore, earnings per share information has not been presented for periods prior to the IPO on October 6, 2016. The Adjusted Earnings Per Share – Basic and Adjusted Earnings Per Share – Diluted for the year ended December 31, 2016 represents only the period of October 6, 2016 to December 31, 2016.

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

	Fiscal Year Ended
	December 31,	December 31,	December 31,	December 31,
(In thousands except per share amounts)	2019	2018	2017	2016
Numerator:
Net income (loss) attributable to Camping World Holdings, Inc.	$(60,591)	$10,398	$29,853	$1,522
Adjustments related to basic calculation:
Loss and expense on debt restructure (a):
Gross adjustment	—	2,056	849	6,270
Income tax expense for above adjustment (b)	—	(217)	(129)	(542)
Goodwill impairment (c):
Gross adjustment	—	40,046	—	—
Income tax (expense) benefit for above adjustment (b)	—	—	—	—
Long-lived asset impairment (d):
Gross adjustment	66,270	—	—	—
Income tax expense for above adjustment (b)	(220)	—	—	—
Lease termination (e):
Gross adjustment	(686)	—	—	—
Income tax benefit for above adjustment (b)	32	—	—	—
Loss on disposal of assets and other expense, net (f):
Gross adjustment	11,492	2,810	(133)	(339)
Income tax (expense) benefit for above adjustment (b)	(750)	(17)	(3)	33
Equity-based compensation (g):
Gross adjustment	13,145	14,088	5,109	1,537
Income tax expense for above adjustment (b)	(1,138)	(1,201)	(526)	(124)
Tax Receivable Agreement liability adjustment (h):
Gross adjustment	(10,005)	1,324	(100,758)	—
Income tax (expense) benefit for above adjustment (b)	2,525	(338)	38,783	—
Acquisitions - transaction expense (i):
Gross adjustment	—	—	2,662	—
Income tax expense for above adjustment (b)	—	—	(38)	—
Gander Outdoors pre-opening costs (j):
Gross adjustment	—	43,156	26,352	—
Income tax (expense) benefit for above adjustment (b)	—	—	—	—
Restructuring costs (k):
Gross adjustment	47,223	—	—	—
Income tax (expense) benefit for above adjustment (b)	—	—	—	—
Revaluation of deferred tax assets from tax reform (l)	—	—	78,222	—
Adjustment to net (loss) income attributable to non-controlling interests resulting from the above adjustments (m)	(79,748)	(59,542)	(22,019)	(5,789)
Adjusted net (loss) income attributable to Camping World Holdings, Inc. – basic	(12,451)	52,563	58,224	2,568
Adjustments related to diluted calculation:
Reallocation of net income attributable to non-controlling interests from the dilutive effect of stock options and restricted stock units (n)	(26)	221	648	—
Income tax on reallocation of net income attributable to non-controlling interests from the dilutive effect of stock options and restricted stock units (o)	(3)	(78)	(256)	—
Reallocation of net income attributable to non-controlling interests from the dilutive exchange of common units in CWGS, LLC (n)	—	—	—	15,380
Income tax on reallocation of net income attributable to non-controlling interests from the dilutive exchange of common units in CWGS, LLC (o)	—	—	—	(7,822)
Adjusted net income attributable to Camping World Holdings, Inc. – diluted	$(12,480)	$52,706	$58,616	$10,126
Denominator:
Weighted-average Class A common shares outstanding – basic	37,310	36,985	26,622	18,766
Adjustments related to diluted calculation:
Dilutive exchange of common units in CWGS, LLC for shares of Class A common stock (p)	—	—	—	64,836
Dilutive options to purchase Class A common stock (p)	—	78	200	—
Dilutive restricted stock units (p)	40	83	112	26
Adjusted weighted average Class A common shares outstanding – diluted	37,350	37,146	26,934	83,628

	Fiscal Year Ended
	December 31,	December 31,	December 31,	December 31,
(In thousands except per share amounts)	2019	2018	2017	2016
Adjusted earnings per share - basic	$(0.33)	$1.42	$2.19	$0.14
Adjusted earnings per share - diluted	$(0.33)	$1.42	$2.18	$0.12

Anti-dilutive amounts (q):
Numerator:
Reallocation of net income attributable to non-controlling interests from the anti-dilutive exchange of common units in CWGS, LLC (n)	$20,064	$114,503	$222,210	$—
Income tax on reallocation of net income attributable to non-controlling interests from the anti-dilutive exchange of common units in CWGS, LLC (o)	$(25,076)	$(42,865)	$(85,233)	$—
Assumed income tax benefit of combining C-corporations with full valuation allowances with the income of other consolidated entities after the anti-dilutive exchange of common units in CWGS, LLC (r)	$35,326	$25,284	$—	$—
Denominator:
Anti-dilutive exchange of common units in CWGS, LLC for shares of Class A common stock (p)	51,670	51,732	59,995	—

(a)	Represents the loss and expense incurred on debt restructure and financing expense incurred from the Third Amendment to the Credit Agreement in 2018, the First and Second Amendment to the Senior Credit Facilities in 2017, the write-off of a portion of the original issue discount, capitalized finance costs from the Previous Term Loan Facilities, and rating agency fees and legal expenses related to the Previous Term Loan Facilities in 2016.
(b)	Represents the current and deferred income tax expense effect of the above adjustments, many of which are related to entities with full valuation allowances for which no tax benefit can be currently recognized. This assumption uses effective tax rates associated with the respective quarters of 25.0% to 25.3% for the adjustments in 2019, 25.3% to 25.5% for the adjustments in 2018, and 38.5% for the adjustments in 2017 and 2016, which represents the estimated tax rate that would apply had the above adjustments been included in the determination of our non-GAAP metric.
(c)	Represents a goodwill impairment charge of $40.0 million related to the RV and Outdoor Retail segment in the fourth quarter of 2018. See Note 7 - Goodwill and Intangible Assets to our audited consolidated financial statements in Part II, Item 8 of this Form 10-K for additional information.
(d)	Represents long-lived asset impairment charges related to the RV and Outdoor Retail segment, which primarily relate to locations affected by the 2019 Strategic Shift. See Note 5 – Restructuring and Long-lived Asset Impairment to our consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information.
(e)	Represents the gain on the termination of operating leases relating primarily to the 2019 Strategic Shift, net of lease termination costs (See Note 5 – Restructuring and Long-lived Asset Impairment).
(f)	Represents an adjustment to eliminate the gains and losses on sales of various assets, and losses on the disposal or sale of real estate at closed RV and Outdoor Retail locations.
(g)	Represents non-cash equity-based compensation expense relating to employees, directors, and consultants of the Company.
(h)	Represents an adjustment to eliminate the gains on remeasurement of the Tax Receivable Agreement primarily due to changes in our effective income tax rate. See Note 11 – Income Taxes.
(i)	Represents transaction expenses, primarily legal costs, associated with acquisitions into new or complementary markets, including the Gander Mountain acquisition. This amount excludes transaction expenses related to the acquisition of RV dealerships, and other RV and Outdoor Retail segment business acquisitions.
(j)	Represents pre-opening store costs associated with the Gander Outdoors store openings, which is comprised of 1) Gander Outdoors-specific corporate and retail overhead, 2) distribution center expenses, and 3) store-level startup expenses. The Company incurred significant costs related to the initial rollout of Gander Outdoors locations, which was substantially complete as of December 31, 2018. Based on the nature of the acquisition through a bankruptcy auction and the large quantity of retail locations opened and to be opened in a very compressed timeframe, the Company does not deem the pre-opening store costs for the initial rollout of Gander Outdoors locations to be normal, recurring charges. The Company does not intend to adjust for pre-opening store costs other than for the initial rollout of Gander Outdoors.
(k)	Represents restructuring costs relating to our 2019 Strategic Shift. These restructuring costs include one-time employee termination benefits, incremental inventory reserve charges, and other associated costs. These costs exclude lease termination costs, which are presented separately (see (e) above). See Note 5 – Restructuring and Long-lived Asset Impairment to our consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information.
(l)	This amount relates to the remeasurement of federal net deferred tax assets resulting from the permanent reduction in the U.S. statutory corporate tax rate to 21% from 35% under the 2017 Tax Act. See Note 11 – Income Taxes.
(m)	Represents the adjustment to net (loss) income attributable to non-controlling interests resulting from the above adjustments that impact the net income of CWGS, LLC. This adjustment uses the non-controlling interest’s weighted average ownership of CWGS, LLC of 58.1%, 58.3% and 69.3% for the years ended December 31, 2019, 2018 and 2017, respectively, and 77.6% for the post-IPO period of 2016.

(n)	Represents the reallocation of net income attributable to non-controlling interests from the impact of the assumed change in ownership of CWGS, LLC from stock options, restricted stock units, and/or common units of CWGS, LLC.
(o)	Represents the income tax expense effect of the above adjustment for reallocation of net income attributable to non-controlling interests. This assumption uses effective tax rates associated with the respective quarters of 25.0% to 25.3% for the adjustments in 2019, 25.3% to 25.5% for the adjustments in 2018, and 38.5% for the adjustments in 2017 and 2016, which represents the estimated tax rate that would apply had the above adjustments been included in the determination of our non-GAAP metric.
(p)	Represents the impact to the denominator for stock options, restricted stock units, and/or common units of CWGS, LLC.
(q)	The below amounts have not been considered in our adjusted earnings per share – diluted amounts as the effect of these items are anti-dilutive.
(r)	Represents adjustments to reflect the income tax benefit of losses of consolidated C-corporations that under the Company’s current equity structure cannot be used against the income of other consolidated subsidiaries of CWGS, LLC. Subsequent to the exchange of all common units in CWGS, LLC, the Company believes certain actions could be taken such that the C-corporations’ losses could offset income of other consolidated subsidiaries. The adjustment reflects the income tax benefit assuming effective tax rates associated with the respective quarters of 25.0% to 25.3% during 2019 and 25.3% to 25.5% during 2018, for the losses experienced by the consolidated C-corporations for which valuation allowances have been recorded. No assumed release of valuation allowance established for previous periods are included in these amounts. Prior to 2018, the Company did not consider the losses of these C-corporations with valuation allowances to be significant and the Company did not retroactively adjust 2017 or 2016 for these amounts, which were $4.4 million for the year ended December 31, 2017 and $2.4 million for the post-IPO period of 2016.

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

Due to these limitations, the Non-GAAP Financial Measures should not be considered as measures of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using these Non-GAAP Financial Measures only supplementally. As noted in the tables above, certain of the Non-GAAP Financial Measures include adjustments for loss and expense on debt restructure, goodwill impairment, loss (gain) on disposal of assets and other expense, net, equity-based compensation, Tax Receivable Agreement liability, an adjustment to rent on right-to-use assets, transaction expenses related to acquisitions, Gander Outdoors pre-opening costs, long-lived asset impairment, restructuring costs relating to the 2019 Strategic Shift, lease termination, other unusual or one-time items, and the income tax expense effect described above, as applicable. It is reasonable to expect that certain of these items will occur in future periods. However, we believe these adjustments are appropriate because the amounts recognized can vary significantly from period to period, do not directly relate to the ongoing operations of our business and complicate comparisons of our internal operating results and operating results of other companies over time. In addition, these certain Non-GAAP Financial Measures adjust for other items that we do not expect to regularly record in periods after the IPO, including monitoring fees. Each of the normal recurring adjustments and other adjustments described in this paragraph and in the reconciliation tables above help management with a measure of our core operating performance over time by removing items that are not related to day-to-day operations.

Liquidity and Capital Resources

General

Our primary requirements for liquidity and capital have been working capital, inventory management, acquiring and building new retail locations, including Gander Outdoors pre-opening expenses, the improvement and expansion of existing retail locations, debt service, distributions to holders of equity interests in CWGS, LLC and our Class A common stock, and general corporate needs. These cash requirements have been met through cash provided by operating activities, cash and cash equivalents, proceeds from our IPO, May 2017 Public Offering and October 2017 Public Offering, borrowings under our Senior Secured Credit Facilities, and borrowings under our Floor Plan Facility.

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

CWGS, LLC intends to make a regular quarterly cash distribution to its common unit holders, including us, of approximately $0.08 per common unit, and we intend to use all of the proceeds from such distribution on our common units to pay a regular quarterly cash dividend of approximately $0.08 per share on our Class A common stock, subject to our discretion as the sole managing member of CWGS, LLC and the discretion of our board of directors. During each of the years ended December 31, 2019, 2018 and 2017, we paid four regular quarterly cash dividends of $0.08 per share of our Class A common stock.

CWGS, LLC is required to make cash distributions in accordance with the CWGS LLC Agreement in an amount sufficient for us to pay any expenses incurred by us in connection with the regular quarterly cash dividend, along with any of our other operating expenses and other obligations. In addition, we currently intend to pay, a special cash dividend of all or a portion of the Excess Tax Distribution (as defined under “Dividend Policy” included in Part II, Item 5 of this Form 10-K) to the holders of our Class A common stock from time to time subject to the discretion of our board of directors as described under “Dividend Policy.” In the years ended December 31, 2019, 2018 and 2017, we paid four special cash dividends of $0.0732 per share of our Class A common stock, and in the quarter ended December 31, 2017, we also paid a one-time dividend of $0.13 per share of our Class A common stock. Our dividend policy has certain risks and limitations, particularly with respect to liquidity, and we may not pay dividends according to our policy, or at all. See “Dividend Policy” included in Part II, Item 5 of this Form 10-K and “Risk Factors—Risks Relating to Ownership of Our Class A Common Stock—Our ability to pay regular and special dividends on our Class A common stock is subject to the discretion of our board of directors and may be limited by our structure and statutory restrictions” included in Part I, Item 1A of this Form 10-K.

Notwithstanding our obligations under the Tax Receivable Agreement, we believe that our sources of liquidity and capital including potentially incurring additional borrowings under our Floor Plan Facility and borrowings under the Real Estate Facility will be sufficient to finance our continued operations, growth strategy, including the anticipated opening of additional RV-centric retail locations, regular quarterly cash dividends (as described above) and expenses to operate as a public company for at least the next twelve months. However, we cannot assure you that our cash provided by operating activities, cash and cash equivalents or cash available under our Revolving Credit Facility or our Floor Plan Facility, including the potential additional borrowings noted above, will be sufficient to meet our future needs. If we are unable to generate sufficient cash flows from operations in the future, and if availability under our Revolving Credit Facility or our Floor Plan Facility is not sufficient, we may have to obtain additional financing. If we obtain additional capital by issuing equity, the interests of our existing stockholders will be diluted. If we incur additional indebtedness, that indebtedness may impose significant financial and other covenants that may significantly restrict our operations. We cannot assure you that we could obtain refinancing or additional financing on favorable terms or at all. See “Risk Factors — Risks Related to our Business — Our ability to operate and expand our business and to respond to changing business and economic conditions will depend on the availability of adequate capital” included in Part I, Item 1A of this Form 10-K.

As of December 31, 2019, we had working capital of $394.7 million, including $147.5 million of cash and cash equivalents. Our working capital reflects the cash provided by deferred revenue and gains reported under current liabilities of $87.1 million as of December 31, 2019, which reduces working capital. Deferred revenue primarily consists of cash collected for club memberships and emergency roadside protection in advance of services to be provided, which is deferred and recognized as revenue over the life of the membership or ratably over the service period. We use net proceeds from this deferred membership revenue to lower our long-term borrowings and finance our working capital needs.

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

Cash Flow

The following table shows summary cash flows information for the years ended December 31, 2019, 2018 and 2017, respectively:

	Fiscal Year Ended
	December 31,	December 31,	December 31,
(In thousands)	2019	2018	2017
Net cash provided by (used in) operating activities	$251,934	$136,292	$(16,315)
Net cash used in investing activities	(104,537)	(292,689)	(468,455)
Net cash (used in) provided by financing activities	(138,433)	70,791	594,737
Net increase (decrease) in cash and cash equivalents	$8,964	$(85,606)	$109,967

Operating activities. Our cash flows from operating activities are primarily collections from contracts in transit and customers following the sale of new and used vehicles, as well as from the sale of retail parts, service and other. Contracts in transit represent amounts due from third-party lenders from whom pre-arranged agreements have been determined, and to whom the retail installment sales contracts have been assigned. Our primary uses of cash from operating activities are repayments of vehicle floor plan payables, payments to retail product suppliers, personnel-related expenditures, payments related to leased property, advertising, and various consumer services program costs.

Net cash provided by operating activities was $251.9 million for the year ended December 31, 2019, an increase of $115.6 million from net cash provided by operating activities of $136.3 million in the year ended December 31, 2018. The increase in net cash provided by operating activities for the year ended December 31, 2019 was primarily due to $315.7 million from decreased inventory growth in 2019 due to reduced inventory purchases, a $66.3 million increase in long-lived asset impairment charges, and $24.0 million of other increases, partially offset by a $185.9 million reduction in net income, a $64.5 million reduction in accounts payable and other accrued expenses, and a $40.0 million reduction in goodwill impairment charge.

Net cash provided by operating activities was $136.3 million for the year ended December 31, 2018, an increase of $152.6 million from net cash used in operating activities of $16.3 million in the year ended December 31, 2017. The increase in net cash provided by (used in) operating activities for the year ended December 31, 2018 was primarily due to $243.2 million from decreased inventory growth in 2018 due to timing of inventory purchases, a $102.1 million change in the Tax Receivable Agreement liability adjustment, a $40.0 million goodwill impairment charge in the RV and Outdoor Retail segment, $21.5 million from slower growth in accounts receivables and contracts in transit in 2018, and $30.5 million from other increases, partially offset by a $165.1 million decrease in net income and a $119.6 million decrease in deferred taxes.

Investing activities. Our investment in business activities primarily consists of expanding our operations through organic growth and the acquisition of RV and Outdoor Retail locations. Substantially all of our new RV and Outdoor Retail location acquisitions and capital expenditures have been financed using cash provided by operating activities and borrowings under our Senior Secured Credit Facilities, as applicable.

Our capital expenditures consist primarily of investing in greenfield retail locations, existing retail locations, and information technology hardware and software. There are no material commitments for capital expenditures as of December 31, 2019. The table below summarizes our capital expenditures for the years ended December 31, 2019, 2018, and 2017, respectively:

	Fiscal Year Ended
	December 31,	December 31,	December 31,
(In thousands)	2019	2018	2017
IT hardware and software	$11,668	$12,781	$11,285
Greenfield and acquired retail locations	28,445	98,397	32,645
Existing retail locations	14,455	19,945	12,863
Corporate and other	2,220	2,434	2,766
Total capital expenditures	$56,789	$133,557	$59,559

Net cash used in investing activities was $104.5 million for year ended December 31, 2019. The $104.5 million of cash used in investing activities included capital expenditures of $56.8 million, acquisition of RV and Outdoor Retail locations of $48.4 million, and purchases of real property of $31.6 million, partially offset by proceeds from the sale and leaseback of real property and the sale of property and equipment of $28.2 million and $4.1 million, respectively.

Net cash used in investing activities was $292.7 million for year ended December 31, 2018. The $292.7 million of cash used in investing activities included purchases of real property of $120.8 million, capital expenditures of $133.6 million, and $99.3 million for the acquisition of RV and Outdoor Retail locations, partially offset by proceeds from the sale and leaseback of real property and the sale of property and equipment of $57.0 million and $4.0 million, respectively.

Net cash used in investing activities was $468.5 million for year ended December 31, 2017. The $468.5 million of cash used in investing activities included $393.0 million for the acquisition of RV and Outdoor Retail locations, capital expenditures of $59.6 million, purchase of real property of $21.2 million, and the purchase of intangible assets of $1.5 million, partially offset by proceeds from the sale and leaseback of real property and property and equipment of $6.0 million and $0.8 million, respectively.

Financing activities. Our financing activities primarily consist of proceeds from the issuance of debt and the repayment of principal and debt issuance costs.

Our net cash used in financing activities was $138.4 million for the year ended December 31, 2019. The $138.5 million of cash used in financing activities was primarily due to member distributions of $70.2 million, net payments under the Floor Plan Facility of $44.0 million, dividends paid on Class A common stock of $22.9 million, and net payment of debt of $13.7 million, partially offset by proceeds from long-term debt of $11.7 million, and other financing sources of $0.7 million.

Our net cash provided by financing activities was $70.8 million for the year ended December 31, 2018. The $70.8 million of cash provided by financing activities was primarily due to proceeds from long-term debt of $329.8 million and net proceeds from the Revolving Credit Facility of $38.7 million, partially offset by member distributions of $101.8 million, net payments under the Floor Plan Facility of $85.4 million, and net payment of debt of $82.8 million, dividends paid on Class A common stock of $22.7 million, and other financing uses of $5.0 million.

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

Description of Senior Secured Credit Facilities and Floor Plan Facility

As of December 31, 2019, we had a credit agreement that included a $1.19 billion term loan (the ‘‘Term Loan Facility’’) and $35.0 million of commitments for revolving loans (the ‘‘Revolving Credit Facility’’ and, together with the Term Loan Facility, the ‘‘Senior Secured Credit Facilities’’). We also had our floor plan financing facility with $1.38 billion in maximum borrowing availability, a $60.0 million revolving line of credit commitment, and a letter of credit commitment of $15.0 million (the “Floor Plan Facility”). The maximum amount outstanding on the revolving line of credit commitment of our Floor Plan Facility will decrease by $3.0 million on the last day of each fiscal quarter, commencing with the fiscal quarter ending March 31, 2020. We may from time to time seek to refinance, retire or exchange our outstanding debt. Such refinancings, repayments or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. In the past, we have used interest rate swap derivatives to diversify our debt portfolio between fixed and variable rate instruments. For additional information regarding our interest rate risk and interest rate hedging instruments, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of this Form 10-K.

Senior Secured Credit Facilities

On November 8, 2016, CWGS Group, LLC, a wholly-owned subsidiary of CWGS, LLC (the “Borrower”) and CWGS, LLC (as parent guarantor) entered into a credit agreement (as amended, the “Credit Agreement”) for the $680.0 million Senior Secured Credit Facilities with Goldman Sachs Bank USA, as administrative agent, and the other lenders party thereto, and used the proceeds to repay the Company’s then-existing credit facilities. The Senior Secured Credit Facilities have subsequently been amended to provide for the $1.19 billion Term Loan Facility and the $35.0 million Revolving Credit Facility. See Note 9 — Long-Term Debt to our consolidated financial statements more information on the Senior Secured Credit Facilities.

Borrowings under the Term Loan Facility bear interest at a rate per annum equal to, at our option, either: (a) the LIBOR multiplied by the statutory reserve rate (such product, the ‘‘Adjusted LIBOR Rate’’), subject to a 0.75% floor, plus an applicable margin of 2.75%, in the case of Eurocurrency loans or (b) an alternate base rate (determined by reference to the greatest of (i) the prime rate published by The Wall Street Journal (the ‘‘WSJ Prime Rate’’), (ii) the federal funds effective rate plus 0.50% and (iii) the one-month Adjusted LIBOR Rate plus 1.00%), subject to a 1.75% floor, plus an applicable margin of 1.75%, in the case of alternate base rate loans.

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

Quarterly payments of $3.0 million are due under the Term Loan Facility on the last day of each fiscal quarter. The remaining unpaid principal balance of the Term Loan Facility along with all accrued and unpaid interest is due and payable on November 8, 2023. As of December 31, 2019, we had $1.1 billion of term loans outstanding, net of $4.3 million of unamortized original issue discount and $10.7 million of finance costs. The Term Loan Facility also provides for an excess cash flow payment following the end of each fiscal year, such that the Borrower is required to prepay the term loan borrowings in an aggregate amount equal to

50% of excess cash flow for such fiscal year if the total leverage ratio is greater than 2.00 to 1.00. The required percentage of excess cash flow prepayment is reduced to 25% if the total leverage ratio is 1.50 to 1.00 or greater, but less than 2.00 to 1.00, and 0% if the total leverage ratio is less than 1.50 to 1.00. As of December 31, 2019, CWGS Group, LLC had no excess cash flow, as defined.

The principal amount outstanding of loans under the Revolving Credit Facility becomes due and payable on November 8, 2021. The Credit Agreement for our Senior Secured Credit Facilities requires the Borrower, an indirect subsidiary of the Company, and its subsidiaries to comply on a quarterly basis with a maximum Total Leverage Ratio (as defined in the Credit Agreement), which covenant is in effect only if, as of the end of each calendar quarter, the aggregate amount of borrowings under the revolving credit facility (including swingline loans), letters of credit and unreimbursed letter of credit disbursements outstanding at such time (minus the lesser of (a) $5.0 million and (b) letters of credit outstanding) is greater than 30% of the aggregate amount of the Revolving Lenders’ Revolving Commitments (minus the lesser of (a) $5.0 million and (b) letters of credit outstanding), as defined in the Credit Agreement. The Total Leverage Ratio was 3.75 to 1 for the period from December 31, 2016 to December 31, 2019 and will be 3.50 to 1 for the period beginning on March 31, 2020 and on the last day of each fiscal quarter ending thereafter. As of December 31, 2019, we were not subject to this covenant as borrowings under the Revolving Credit Facility did not exceed the 30% threshold. At December 31, 2019, we would not have met this covenant if we had exceeded the 30% threshold. As such, our borrowing capacity under the Revolving Credit Facility at December 31, 2019 was limited to $9.3 million of additional borrowings. We were in compliance with all applicable debt covenants at December 31, 2019. To the extent that we are unable to comply with the maximum Total Leverage Ratio in the future, we would be unable to borrow under the Revolving Credit Facility and may need to seek alternative sources of financing in order to operate and finance our business as we deem appropriate. There is no guarantee that we would be able to incur additional indebtedness on acceptable terms or at all.

The following table details the outstanding amounts and available borrowings under our Senior Secured Credit Facilities as of December 31, 2019 (in thousands):

	Year Ended
	December 31,	December 31,
	2019	2018
Senior Secured Credit Facility
Term Loan Facility
Principal amount of borrowings	$1,195,000	$1,195,000
Less: cumulative principal payments	(31,898)	(19,907)
Less: unamortized original issue discount	(4,320)	(5,358)
Less: unamortized finance costs	(10,667)	(13,390)
	1,148,115	1,156,345
Less: current portion	(11,991)	(11,991)
Long-term debt, net of current portion	$1,136,124	$1,144,354

Credit Facility
Total commitment	$35,000	$35,000
Less: outstanding letters of credit	(4,112)	(3,689)
Less: availability reduction due to Total Leverage Ratio	(21,622)	—
Additional borrowing capacity	$9,266	$31,311

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

Floor Plan Facility

On December 12, 2017, FreedomRoads, LLC (the “Floor Plan Borrower”), an indirect subsidiary of the Company, Bank of America, N.A., as administrative agent and letter of credit issuer, and the other lenders party thereto, entered into a seventh amended and restated credit agreement (the “Floor Plan Facility Amendment”), which amended the previous credit agreement governing our floor plan facility (as amended, the “Floor Plan Facility”) entered into with Bank of America, N.A., as administrative agent, and other lenders party thereto, as amended from time to time. Pursuant to the Floor Plan Facility Amendment, the Floor Plan Facility allowed the Floor Plan Borrower to borrow (a) up to $1.415 billion under a floor plan facility, (b) up to $15.0 million under a letter of credit facility and (c) up to a maximum amount outstanding of $35.0 million under the revolving line of credit. In addition, the maturity of the Floor Plan Facility was extended to December 12, 2020. On December 4, 2018, the Floor Plan Borrower entered into a First Amendment to the Floor Plan Facility Amendment which increased the maximum amount outstanding under the revolving line of credit to $60.0 million from $35.0 million. The maximum amount outstanding will decrease by $3.0 million on the last day of each fiscal quarter, commencing with the quarter ending March 31, 2020. On October 8, 2019, Floor Plan Borrower entered into a Second Amendment to the Seventh Amended and Restated Credit Agreement that reduces the total commitment under the Floor Plan Facility to $1.38 billion and extends the maturity date of the Floor Plan Facility from December 12, 2020 to March 15, 2023, among other immaterial changes.

Borrowings under our Floor Plan Facility for revolving credit loans bear interest at a rate per annum equal to, at our option, either: (a) a floating rate tied to the LIBOR (a “Floating LIBOR Rate”) plus 2.40%, in the case of Floating LIBOR Rate loans, or (b) a base rate determined by reference to the greatest of: (i) the federal funds rate plus 0.50%, (ii) the prime rate published by Bank of America, N.A. and (iii) the Floating LIBOR Rate plus 1.75%, plus 0.90%, in the case of base rate loans. As of December 31, 2019, $848.0 million in floor plan notes payable, $40.9 million under the revolving line of credit, and $11.2 million of letters of credit were outstanding under the Floor Plan Facility. The following table details the outstanding amounts and available borrowings under our Floor Plan Facility as of December 31, 2019 (in thousands):

	December 31,	December 31,
	2019	2018
Floor Plan Facility
Notes payable - floor plan:
Total commitment	$1,379,750	$1,415,000
Less: borrowings, net	(848,027)	(885,980)
Less: flooring line aggregate interest reduction account	(87,016)	(97,757)
Additional borrowing capacity	444,707	431,263
Less: accounts payable for sold inventory	(27,892)	(33,928)
Less: purchase commitments	(8,006)	(22,530)
Unencumbered borrowing capacity	$408,809	$374,805

Revolving line of credit:	$60,000	$60,000
Less borrowings	(40,885)	(38,739)

	December 31,	December 31,
	2019	2018
Additional borrowing capacity	$19,115	$21,261

Letters of credit:
Total commitment	$15,000	$15,000
Less: outstanding letters of credit	(11,175)	(10,380)
Additional letters of credit capacity	$3,825	$4,620

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

In addition to other customary covenants, the credit agreement governing our Floor Plan Facility requires the Floor Plan Borrower and the subsidiary guarantors to comply on a monthly basis with a minimum consolidated current ratio of 1.180 to 1.000 and a minimum fixed charge coverage ratio of 1.250 to 1.000. As of December 31, 2019, the Floor Plan Borrower and the subsidiary guarantors were in compliance with each of these covenants.

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

Real Estate Facility

On November 2, 2018, Camping World Property, Inc. (the ‘‘Real Estate Borrower’’), an indirect wholly-owned subsidiary of CWGS, LLC, and CIBC Bank USA (“Lender”), entered into a loan and security agreement for a real estate credit facility with an aggregate maximum principal amount of $21.525 million (“Real Estate Facility”). Borrowings under the Real Estate Facility are guaranteed by CWGS Group, LLC, a wholly-owned subsidiary of CWGS, LLC (“Real Estate Facility Guarantor”). The Real Estate Facility may be used to finance the acquisition of real estate assets. As of December 31, 2019, $19.7 million was outstanding under the Real Estate Facility. The Real Estate Facility is secured by first priority security interest on the real estate assets acquired with the proceeds of the Real Estate Facility (“Real Estate Facility Properties”). The Real Estate Facility matures on October 31, 2023.

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

In addition to other customary covenants, the loan and security agreement governing our Real Estate Facility requires the Real Estate Borrower and the Real Estate Guarantor to comply on a quarterly basis with a debt service ratio of not less than 1.25 to 1.00. As of December 31, 2019, the Real Estate Borrower and the Real Estate Guarantor were in compliance with these covenants.

Sale/Leaseback Arrangements

We have in the past and may in the future enter into sale-leaseback transactions to finance certain property acquisitions and capital expenditures, pursuant to which we sell property and/or leasehold improvements to third parties and agree to lease those assets back for a certain period of time. Such sales generate proceeds which vary from period to period.

Deferred Revenue

Deferred revenue consists of sales for products and services not yet recognized as revenue at the end of a given period. Our deferred revenue as of December 31, 2019 was $145.2 million. Deferred revenue is expected to be recognized as revenue as set forth in the following table (in thousands):

2020	$87,093
2021	27,368
2022	14,171
2023	7,253
2024	3,699
Thereafter	5,588
Total	$145,172

Contractual Obligations

The following table sets forth our contractual obligations and commercial commitments as of December 31, 2019 (in thousands):

	2020	2021	2022	2023	2024	Thereafter	Total
Long-term debt, including current maturities	$14,085	$13,310	$13,067	$1,127,174	$—	$—	$1,167,636
Interest on long-term debt (1)	53,391	52,621	52,025	43,922	—	—	201,959
Floor plan notes payable, net (2)	848,027	—	—	—	—	—	848,027
Floor plan revolving line of credit	—	4,885	12,000	24,000	—	—	40,885
Interest on revolving line of credit	1,680	1,660	1,294	247	—	—	4,881
Operating lease obligations	124,353	122,247	117,502	113,748	109,297	859,313	1,446,460
Purchase obligations (3)	8,006	—	—	—	—	—	8,006
Tax Receivable Agreement liability (4)	6,563	6,909	7,064	7,230	7,414	79,611	114,791
Service agreements (5)	4,760	5,004	—	—	—	—	9,764
Marketing sponsorships (6)	10,000	10,350	10,700	1,450	1,500	—	34,000
Total	$1,070,865	$216,986	$213,652	$1,317,771	$118,211	$938,924	$3,876,409

(1)	We estimated interest payments through the maturity of our Senior Secured Credit Facilities by applying the interest rate in effect as of December 31, 2019. See Note 9 — Long-Term Debt to our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information.
(2)	Floor plan notes payable, net are revolving financing arrangements and the Floor Plan Facility matures on March 15, 2023. Payments are generally made as required pursuant to the Floor Plan Facility discussed above under “— Description of Senior Secured Credit Facilities and Floor Plan Facility — Floor Plan Facility.”
(3)	Amount primarily represents purchase commitments relating to the procurement of RV inventories that have been approved by the Floor Plan Facility. See Note 4 — Inventories, net and Notes Payable — Floorplan to our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information.
(4)	Amounts represent the estimated payments under the Tax Receivable Agreement. See Note 11 — Income Taxes to our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information.
(5)	Service agreements are multi-year agreements for services at agreed upon amounts for each year. See Note 13 — Commitments and Contingencies to our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information.
(6)	Marketing sponsorship agreements are multi-year sponsorship agreements at agreed upon amounts each year per the agreements. See Note 13 — Commitments and Contingencies to our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information.

Off-Balance Sheet Arrangements

As of December 31, 2019, we did not have any off-balance sheet arrangements other than short-term leases not included in our lease obligation.

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

Good Sam Services and Plans revenue consists of revenue from publications, consumer shows, and marketing fees from various consumer services and plans. Roadside Assistance (“RA”) revenues are deferred and recognized over the contractual life of the membership. RA claim expenses are recognized when incurred. Marketing fees for finance, insurance, extended service and other similar products are recognized as variable consideration, net of estimated cancellations, if applicable, when a product is sold or financing has been arranged. These marketing fees are recorded net as we are acting as an agent in the transaction. The related estimate for cancellations on the marketing fees for multi-year finance and insurance products utilize actuarial analysis to estimate the exposure. Promotional expenses consist primarily of direct mail advertising expenses and renewal expenses and are expensed at the time related materials are mailed. Newsstand sales of publications and related expenses are recorded as variable consideration at the time of delivery, net of estimated returns. Subscription sales of publications are reflected in income over the lives of the subscriptions. The related selling expenses are expensed as incurred. Advertising revenues and related expenses are recorded at the time of delivery. Revenue and related expenses for consumer shows are recognized when the show occurs.

RV and Outdoor Retail revenue consists of sales of new and used RVs, sales of RV products, parts and service and other products, and commissions on the related finance and insurance contracts. Revenue from the sale of recreational vehicles is recognized upon completion of the sale to the customer. Conditions to completing a sale include having an agreement with the customer, including pricing, whereby the sales price must be reasonably expected to be collected and having control transferred to the customer.

RV and Outdoor Retail revenue from parts, service and other products sales is recognized over time as work is completed and when parts are delivered to our customers. For these service and parts revenues recorded over time, the Company utilizes a method that considers total costs incurred to date and the applicable margin in relation to total expected efforts to complete our performance obligation in order to determine the appropriate amount of revenue to recognize over time.

Finance and insurance revenue is recorded net, since the Company is acting as an agent in the transaction, and is recognized when a finance and insurance product contract payment has been received or financing has been arranged. The proceeds the Company receives for arranging financing contracts, and selling insurance and service contracts, are subject to chargebacks if the customer terminates the respective contract earlier than a stated period. These proceeds are recorded as variable consideration, net of estimated chargebacks. Chargebacks are estimated by product type and year sold using a combination of actuarial methods and leveraging our historical experience from the past eight years, adjusted for new consumer trends.

Good Sam Club revenue consists of revenue club membership fees and royalty fees from co-branded credit cards. Membership revenue is generated from annual, multiyear and lifetime memberships. The revenue and expenses associated with these memberships are deferred and amortized over the membership period. Unearned revenue and profit are subject to revisions as the membership progresses to completion. Revisions to membership period estimates would change the amount of income and expense amortized in future accounting periods. For lifetime memberships, an 18-year period is used, which is the actuarially determined estimated fulfillment period. Royalty revenue is earned under the terms of an arrangement with a third-party credit card provider based on a percentage of the Company’s co-branded credit card portfolio retail spending with such third-party credit card provider and for acquiring new cardholders.

Contracts in Transit

Contracts in transit consist of amounts due from non-affiliated financing institutions on retail finance contracts from vehicle sales for the portion of the vehicle sales price financed by our customers. These retail installment sales contracts are typically funded within ten days of the initial approval of the retail installment sales contract by the third-party lender. Contracts in transit are included in current assets in our consolidated financial statements and totaled $44.9 million and $53.2 million as of December 31, 2019, and December 31, 2018, respectively.

Inventories, net

Dealership inventories consist primarily of new and used vehicles held for sale valued using the specific-identification method and valued at the lower of cost or net realizable value. Cost includes purchase costs, reconditioning costs, dealer-installed accessories, and freight. For vehicles accepted in trades, the cost is the fair value of such used vehicles at the time of the trade-in. Dealership parts and accessories are valued at the lower of cost or net realizable value. Retail parts, accessories and other inventories primarily consist of retail travel and leisure specialty merchandise and are stated at lower of cost or net realizable value.

In assessing lower of cost or net realizable value for inventory, we typically consider (i) the aging of the inventory item, (ii) historical sales experience of the inventory item, and (iii) current market conditions and trends for the inventory item. We also review and consider the following metrics related to sales of inventory items (both on a recent and longer-term historical basis): (i) days of supply in our inventory, and (ii) average selling price if sold at less than original cost. We then determine the appropriate level of reserve required to reduce our inventory to the lower of cost or market and record the resulting adjustment in the period in which we determine a loss has occurred. If future demand or market conditions for our products are less favorable than forecasted or if unforeseen circumstances negatively impact the utility of inventory, we may be required to record additional write-downs, which would negatively affect the results of operations in the period when the write-downs are recorded.

Goodwill and Other Intangible Assets

Goodwill is reviewed at least annually for impairment, and more often when impairment indicators are present. We have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its net book value. The qualitative analysis used contains inherent uncertainties, including significant estimates and assumptions related to growth rates, projected earnings and cost of capital. We are subject to financial risk to the extent that our assets and goodwill become impaired due to deterioration of the underlying businesses. The risk of an asset impairment loss may increase to the extent the underlying businesses’ earnings or projected earnings decline. During the fourth quarter of 2019, we performed our annual impairment assessment of the carrying value of our goodwill. The fair value of our reporting units significantly exceeded the carrying value of its net assets. As a result, we were not required to conduct the second step of the impairment test for goodwill relating to our reporting units. See Note 7 — Goodwill and Intangible Assets to our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K. Finite-lived intangibles are recorded at cost, net of accumulated amortization and, if applicable, impairment charges. Finite lived intangible assets consist of membership and customer lists with weighted average useful lives of approximately 5.2 years, trademarks and trade names with weighted average useful lives of approximately 15.0 years, and websites with weighted-average useful lives of approximately 8.4 years. The weighted-average useful life of all our finite-lived intangible assists is approximately 13.0 years.

Long-Lived Assets

Long-lived assets included in property and equipment, including capitalized software costs to be held and used, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is recognized to the extent the sum of the discounted estimated future cash flows from the use of the asset is less than the carrying value. For our major software systems, such as our accounting and membership systems, our capitalized costs may include some internal or external costs to configure, install and test the software during the application development stage. We do not capitalize preliminary project costs, nor do we capitalize training, data conversion costs, maintenance or post-development stage costs. We include the carrying value of our operating lease assets in our review for long-lived asset impairment as outlined under ASC-360, Property, Plant, and Equipment. To the extent indicators of impairment are identified at the asset group level, we assess the individual fair value of the related operating lease assets using market comparable data provided by a third party. Long-lived impairment charges recorded in the current year include impairments of operating lease assets down to their individual fair values.

Income Taxes

We apply the provisions of ASC No. 740, “Income Taxes” (“ASC 740”). Under ASC 740, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence, including our operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction-by-jurisdiction basis. In accordance with ASC 740, we recognize, in our consolidated financial statements, the impact of our tax positions that are more likely than not to be sustained upon examination based on the technical merits of the positions. The Company recognizes interest and penalties for uncertain tax positions in income tax expense.

We are subject to federal and state income taxes. Tax laws, regulations, and administrative practices in various jurisdictions may be subject to significant change, with or without notice, due to economic, political, and other conditions, and significant judgment is required in evaluating and estimating our provision and accruals for these taxes. In addition, a number of jurisdictions in which we are subject to tax are actively pursuing changes to their tax laws applicable to corporate taxpayers, such as the recently enacted Tax Cuts and Jobs Act (“2017 Tax Act”). The 2017 Tax Act was signed into law on December 22, 2017. The 2017 Tax Act significantly revised the U.S. corporate income tax by, among other things, lowering the statutory corporate tax rate from 35% to 21% and eliminating certain deductions. The Company has completed its accounting under ASC Topic 740, Income Taxes, as it pertains to estimating the effects of the 2017 Tax Act. Pursuant to the SEC Staff Accounting Bulletin No. 118, the Company's measurement period for implementing the accounting changes required by the 2017 Tax Act closed on December 22, 2018. For the year ended December 31, 2019, there was no incremental impact on estimated values of the Tax Receivable Agreement liability and the Company’s deferred tax assets as a result of the 2017 Tax Act.

We are subject to U.S. federal, state and local income taxes with respect to our allocable share of any taxable income of CWGS, LLC and are taxed at the prevailing corporate tax rates. CWGS, LLC is currently treated as a partnership for U.S. federal and most applicable state and local income tax purposes and, as such is generally not subject to any U.S. federal entity-level income taxes with the exception of certain subsidiaries, which are Subchapter C corporations. Taxable income or loss of a partnership is passed through to and included in the taxable income of its owners for U.S. federal income tax purposes. However, CWGS, LLC may be liable for various other state and local taxes. Pursuant to the CWGS LLC Agreement, CWGS, LLC will generally make pro rata tax distributions to holders of common units in an amount sufficient to fund all or part of their tax obligations with respect to the taxable income of CWGS, LLC that is allocated to them.

Tax Receivable Agreement Liability

As described in Note 11 — Income Taxes to the consolidated financial statements included in Part II, Item 8 of this Form 10-K, we are a party to the Tax Receivable Agreement under which we are contractually committed to pay the Continuing Equity Owners 85% of the amount of any tax benefits that we actually realize, or in some cases are deemed to realize, as a result of certain transactions (the “TRA Payments”). Amounts payable under the Tax Receivable Agreement are contingent upon, among other things, (i) generation of future taxable income over the term of the Tax Receivable Agreement and (ii) future changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits, then we would not be required to make the related TRA Payments. Therefore, we would only recognize a liability for TRA Payments if we determine if it is probable that we will generate sufficient future taxable income over the term of the Tax Receivable Agreement to utilize the related tax benefits. Estimating future taxable income is inherently uncertain and requires judgment. In projecting future taxable income, we consider our historical results and incorporate certain assumptions, including projected retail location openings, revenue growth, and operating margins, among others. As of December 31, 2019, our Tax Receivable Agreement liability was recorded at $114.8 million after decreasing the liability by $10.0 million in the year ended December 31, 2019 to reflect our future tax benefit primarily as a result of the reduction in enacted state income tax rates and the transfer of certain assets relating to its Good Sam Club and co-branded credit card from its indirect wholly-owned subsidiary, GSS, an LLC, to its indirect wholly-owned subsidiary, CWI, a corporation. During the year ended December 31, 2019, the Tax Receivable Agreement liability was further adjusted to reflect new transactions, net of cash payments made. We concluded it is probable that we would have sufficient future taxable income to utilize the related tax benefits of the liability recorded. If we determine in the future that we will not be able to fully utilize all or part of the related tax benefits, we would derecognize the portion of the liability related the benefits not expected to be utilized.

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

Interest Rate Risk

Our operating results are subject to risk from interest rate fluctuations on our Senior Secured Credit Facilities, our Floor Plan Facility and our Real Estate Facility, which carry variable interest rates. Interest rate risk is the exposure to loss resulting from changes in the level of interest rates and the spread between different interest rates. Our Senior Secured Credit Facilities includes the Term Loan Facility and the Revolving Credit Facility with advances tied to a borrowing base and which bear interest at variable rates. Additionally, under our Floor Plan Facilities we have the ability to draw on revolving floor plan arrangements, which bear interest at variable rates. Because our Senior Secured Credit Facilities, Floor Plan Facility and Real Estate Facility bear interest at variable rates, we are exposed to market risks relating to changes in interest rates. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. As of December 31, 2019, we had no outstanding borrowings under our Revolving Credit Facility aside from letters of credit in the aggregate amount of $4.1 million outstanding under the Revolving Credit Facility; $1.1 billion of variable rate debt outstanding under our Term Loan Facility, net of $4.3 million of unamortized original issue discount and $10.7 million of finance costs; $848.0 million in outstanding borrowings under our Floor Plan Facility, and $40.9 million under the Floor Plan Facility revolving line of credit; and $19.5 million in borrowings under our Real Estate Facility, net of $0.2 million of unamortized finance costs. Based on December 31, 2019 debt levels, an increase or decrease of 1% in the effective interest rate would cause an increase or decrease in interest expense under our Term Loan Facility of $11.8 million or $11.3 million, respectively, over the next 12 months, an increase or decrease of 1% in the effective rate would cause an increase or decrease in interest under our Floor Plan Facility of approximately $8.9 million over the next 12 months, and an increase or decrease of 1% in the effective rate would cause an increase or decrease in interest under our Real Estate Facility of approximately $0.2 million over the next 12 months. We do not use derivative financial instruments for speculative or trading purposes, but this does not preclude our adoption of specific hedging strategies in the future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Camping World Holdings, Inc. and Subsidiaries

Consolidated Financial Statements

Years Ended December 31, 2019, 2018, and 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Camping World Holdings, Inc. and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Camping World Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations, stockholders' equity (deficit), and cash flows, for each of the two years in the period ended December 31, 2019, and the related notes and the schedules listed in the Index at Item 15(a)(2) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for leasing transactions in 2019 due to the adoption of Accounting Standards Codification Topic 842, Leases, using the modified retrospective approach.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Los Angeles, CA

February 28, 2020

We have served as the Company's auditor since 2018.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Camping World Holdings, Inc. and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of income, stockholders’ equity (deficit) and cash flows of Camping World Holdings, Inc. and subsidiaries (the Company) for the year ended December 31, 2017. Our audit also included the financial statement schedules listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Los Angeles, California

March 13, 2018,

except for the effects on the consolidated financial statements and schedule of the realignment of segments described in Note 22, as to which the date is

February 28, 2020

Camping World Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands Except Share and Per Share Amounts)

	December 31,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$147,521	$138,557
Contracts in transit	44,947	53,214
Accounts receivable, less allowance for doubtful accounts of $3,537 and $4,398 in 2019 and 2018, respectively	81,847	85,711
Inventories	1,358,539	1,558,970
Prepaid expenses and other assets	57,827	51,710
Total current assets	1,690,681	1,888,162
Property and equipment, net	314,374	359,855
Operating lease assets	807,537	—
Deferred tax assets, net	129,710	145,943
Intangible assets, net	29,707	35,284
Goodwill	386,941	359,117
Other assets	17,290	18,326
Total assets	$3,376,240	$2,806,687
Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$106,959	$144,808
Accrued liabilities	130,316	124,619
Deferred revenues and gains	87,093	88,054
Current portion of finance lease liabilities	—	23
Current portion of operating lease liabilities	58,613	—
Current portion of Tax Receivable Agreement liability	6,563	9,446
Current portion of long-term debt	14,085	12,977
Notes payable – floor plan, net	848,027	885,980
Other current liabilities	44,298	39,211
Total current liabilities	1,295,954	1,305,118
Right to use liability	—	5,147
Operating lease liabilities, net of current portion	843,312	—
Tax Receivable Agreement liability, net of current portion	108,228	124,763
Revolving line of credit	40,885	38,739
Long-term debt, net of current portion	1,153,551	1,152,888
Deferred revenues and gains	58,079	67,157
Other long-term liabilities	35,467	79,958
Total liabilities	3,535,476	2,773,770
Commitments and contingencies
Stockholders' equity (deficit):
Preferred stock, par value $0.01 per share – 20,000,000 shares authorized; none issued and outstanding as of December 31, 2019 and December 31, 2018	—	—
Class A common stock, par value $0.01 per share – 250,000,000 shares authorized; 37,701,584 issued and 37,488,989 outstanding as of December 31, 2019 and 37,278,690 issued and 37,192,364 outstanding as of December 31, 2018	375	372
Class B common stock, par value $0.0001 per share – 75,000,000 shares authorized; 69,066,445 issued; and 50,706,629 outstanding as of December 31, 2019 and December 31, 2018	5	5
Class C common stock, par value $0.0001 per share – one share authorized, issued and outstanding as of December 31, 2019 and December 31, 2018	—	—
Additional paid-in capital	50,152	47,531
Retained deficit	(83,134)	(3,370)
Total stockholders' equity (deficit) attributable to Camping World Holdings, Inc.	(32,602)	44,538
Non-controlling interests	(126,634)	(11,621)
Total stockholders' equity (deficit)	(159,236)	32,917
Total liabilities and stockholders' equity (deficit)	$3,376,240	$2,806,687

See accompanying Notes to Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

(In Thousands Except Per Share Amounts)

	Year Ended December 31,
	2019	2018	2017
Revenue:
Good Sam Services and Plans	$179,538	$172,660	$161,888
RV and Outdoor Retail
New vehicles	2,370,321	2,512,854	2,435,928
Used vehicles	857,628	732,017	668,860
Products, service and other	1,034,577	949,383	652,819
Finance and insurance, net	401,302	383,711	326,609
Good Sam Club	48,653	41,392	33,726
Subtotal	4,712,481	4,619,357	4,117,942
Total revenue	4,892,019	4,792,017	4,279,830
Costs applicable to revenue (exclusive of depreciation and amortization shown separately below):
Good Sam Services and Plans	78,054	76,041	73,619
RV and Outdoor Retail
New vehicles	2,074,270	2,188,735	2,086,229
Used vehicles	678,640	568,400	506,093
Products, service and other	762,919	585,263	364,772
Good Sam Club	10,738	10,646	8,203
Subtotal	3,526,567	3,353,044	2,965,297
Total costs applicable to revenue	3,604,621	3,429,085	3,038,916
Operating expenses:
Selling, general, and administrative	1,141,643	1,069,359	853,160
Debt restructure expense	—	380	387
Depreciation and amortization	59,932	49,322	31,545
Goodwill impairment	—	40,046	—
Long-lived asset impairment	66,270	—	—
Lease termination	(686)	—	—
Loss on disposal of assets	11,492	2,810	(133)
Total operating expenses	1,278,651	1,161,917	884,959
Income from operations	8,747	201,015	355,955
Other income (expense):
Floor plan interest expense	(40,108)	(38,315)	(27,690)
Other interest expense, net	(69,363)	(63,329)	(42,959)
Loss on debt restructure	—	(1,676)	(462)
Tax Receivable Agreement liability adjustment	10,005	(1,324)	100,758
Total other income (expense)	(99,466)	(104,644)	29,647
(Loss) income before income taxes	(90,719)	96,371	385,602
Income tax expense	(29,582)	(30,790)	(154,910)
Net (loss) income	(120,301)	65,581	230,692
Less: net loss (income) attributable to non-controlling interests	59,710	(55,183)	(200,839)
Net (loss) income attributable to Camping World Holdings, Inc.	$(60,591)	$10,398	$29,853

Income (loss) earnings per share of Class A common stock:
Basic	$(1.62)	$0.28	1.12
Diluted	$(1.62)	$0.28	1.12
Weighted average shares of Class A common stock outstanding:
Basic	37,310	36,985	26,622
Diluted	37,350	88,878	26,622

See accompanying Notes to Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Deficit)

(In Thousands)

							Additional	Retained	Non-
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Paid-In	Earnings	Controlling
	Shares	Amounts	Shares	Amounts	Shares	Amounts	Capital	(Deficit)	Interest	Total
Balance at January 1, 2017	18,936	189	62,003	6	—	—	(33,726)	7	(127,483)	$(161,007)
Issuance of Class A common stock sold in a public offering, net of underwriting discounts, commissions and offering costs	4,600	46	—	—	—	—	121,203	—	—	121,249
Non-controlling interest adjustment for purchase of common units from CWGS, LLC with proceeds from a public offering	—	—	—	—	—	—	(87,203)	—	87,203	—
Issuance of Class A common stock for an acquisition by a subsidiary	164	1	—	—	—	—	5,719	—	—	5,720
Non-controlling interest adjustment for capital contribution of Class A common stock for an acquisition by a subsidiary	—	—	—	—	—	—	(3,678)	—	3,678	—
Equity-based compensation	—	—	—	—	—	—	5,109	—	—	5,109
Exercise of stock options	80	1	—	—	—	—	1,731	—	—	1,732
Non-controlling interest adjustment for capital contribution of proceeds from the exercise of stock options	—	—	—	—	—	—	(970)	—	970	—
Vesting of restricted stock units	33	—	—	—	—	—	257	—	(257)	—
Repurchases of Class A common stock for withholding taxes on vested RSUs	(9)	—	—	—	—	—	(368)	—	—	(368)
Redemption of LLC common units for Class A common stock	12,945	130	(11,166)	(1)	—	—	177,747	—	(881)	176,995
Distributions to holders of LLC common units	—	—	—	—	—	—	—	—	(149,633)	(149,633)
Dividends(1)	—	—	—	—	—	—	—	(22,241)	—	(22,241)
Establishment of liabilities under the Tax Receivable Agreement and related changes to deferred tax assets associated with that liability	—	—	—	—	—	—	(136,485)	—	—	(136,485)
Non-controlling interest adjustment	—	—	—	—	—	—	(6,816)	—	6,816	—
Net income	—	—	—	—	—	—	—	29,853	200,839	230,692
Balance at December 31, 2017	36,749	367	50,837	5	—	—	42,520	7,619	21,252	71,763
Adoption of ASC 606 accounting standard (see Note 2 — Revenue)	—	—	—	—	—	—	—	1,310	2,476	3,786
Equity-based compensation	—	—	—	—	—	—	14,088	—	—	14,088
Exercise of stock options	7	—	—	—	—	—	149	—	—	149
Non-controlling interest adjustment for capital contribution of proceeds from the exercise of stock options	—	—	—	—	—	—	(86)	—	86	—
Vesting of restricted stock units	298	3	—	—	—	—	881	—	(884)	—
Repurchases of Class A common stock for withholding taxes on vested RSUs	(77)	(1)	—	—	—	—	(1,364)	—	—	(1,365)
Disgorgement of short-swing profits by Section 16 officer	—	—	—	—	—	—	557	—	—	557
Redemption of LLC common units for Class A common stock	215	3	(130)	—	—	—	4,536	—	(153)	4,386
Distributions to holders of LLC common units	—	—	—	—	—	—	—	—	(101,755)	(101,755)
Dividends(1)	—	—	—	—	—	—	—	(22,697)	—	(22,697)
Establishment of liabilities under the Tax Receivable Agreement and related changes to deferred tax assets associated with that liability	—	—	—	—	—	—	(1,576)	—	—	(1,576)
Non-controlling interest adjustment	—	—	—	—	—	—	(12,174)	—	12,174	—
Net income	—	—	—	—	—	—	—	10,398	55,183	65,581
Balance at December 31, 2018	37,192	$372	50,707	$5	—	$—	$47,531	$(3,370)	$(11,621)	$32,917

							Additional	Retained	Non-
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Paid-In	Earnings	Controlling
	Shares	Amounts	Shares	Amounts	Shares	Amounts	Capital	(Deficit)	Interest	Total
Adoption of ASC 842 accounting standard (see Note 1 — Summary of Significant Accounting Policies)	—	—	—	—	—	—	—	3,705	6,332	10,037
Equity-based compensation	—	—	—	—	—	—	13,145	—	—	13,145
Exercise of stock options	—	—	—	—	—	—	—	—	—	—
Non-controlling interest adjustment for capital contribution of proceeds from the exercise of stock options	—	—	—	—	—	—	—	—	—	—
Vesting of restricted stock units	417	4	—	—	—	—	736	—	(740)	—
Repurchases of Class A common stock for withholding taxes on vested RSUs	(126)	(1)	—	—	—	—	(1,477)	—	—	(1,478)
Redemption of LLC common units for Class A common stock	6	—	—	—	—	—	(478)	—	—	(478)
Distributions to holders of LLC common units	—	—	—	—	—	—	—	—	(70,192)	(70,192)
Dividends(1)	—	—	—	—	—	—	—	(22,878)	—	(22,878)
Establishment of liabilities under the Tax Receivable Agreement and related changes to deferred tax assets associated with that liability	—	—	—	—	—	—	(8)	—	—	(8)
Non-controlling interest adjustment	—	—	—	—	—	—	(9,297)	—	9,297	—
Net loss	—	—	—	—	—	—	—	(60,591)	(59,710)	(120,301)
Balance at December 31, 2019	37,489	$375	50,707	$5	—	$—	$50,152	$(83,134)	$(126,634)	$(159,236)

(1)	The Company declared dividends per share of Class A common stock of $0.61, $0.61, and $0.74 per share in 2019, 2018, and 2017, respectively.

See accompanying Notes to Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In Thousands)

	Year Ended December 31,
	2019	2018	2017
Operating activities
Net (loss) income	$(120,301)	$65,581	$230,692

Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	59,932	49,322	31,545
Equity-based compensation	13,145	14,088	5,109
Loss on debt restructure	—	1,676	462
Gain on lease termination	(686)	—	—
Goodwill impairment	—	40,046	—
Long-lived asset impairment	66,270	—	—
Loss (gain) on disposal of assets	11,492	2,810	(133)
Provision for (gains) losses on accounts receivable	(20)	2,444	839
Non-cash lease expense	54,921	—	—
Accretion of original debt issuance discount	1,038	1,034	942
Non-cash interest	4,585	5,068	4,360
Deferred income taxes	14,897	11,364	130,966
Tax Receivable Agreement liability adjustment	(10,005)	1,324	(100,758)
Change in assets and liabilities, net of acquisitions:
Receivables and contracts in transit	12,217	(16,550)	(38,019)
Inventories	216,111	(99,610)	(342,780)
Prepaid expenses and other assets	(7,951)	(8,290)	(20,244)
Checks in excess of bank balance	(2,764)	3,942	6,585
Accounts payable and other accrued expenses	(12,586)	45,230	52,155
Payment pursuant to Tax Receivable Agreement	(9,425)	(8,914)	(203)
Accrued rent for cease-use locations	—	(488)	(91)
Deferred revenue and gains	708	12,448	12,943
Operating lease liabilities	(54,403)	—	—
Other, net	14,759	13,767	9,315
Net cash provided by (used in) operating activities	251,934	136,292	(16,315)

Investing activities
Purchases of property and equipment	(56,789)	(133,557)	(59,559)
Purchase of real property	(31,567)	(120,802)	(21,212)
Proceeds from the sale of real property	28,169	56,932	6,000
Purchases of businesses, net of cash acquired	(48,418)	(99,240)	(392,956)
Proceeds from sale of property and equipment	4,068	3,978	795
Purchase of intangible assets	—	—	(1,523)
Net cash used in investing activities	$(104,537)	$(292,689)	$(468,455)

Camping World Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (continued)

(In Thousands)

	Year Ended December 31,
	2019	2018	2017
Financing activities
Net payments on notes payable – floor plan, net	$(43,989)	$(85,446)	$358,478
Proceeds from credit facilities	11,663	329,775	299,246
Borrowings on revolving line of credit	14,029	45,164	—
Payments on revolving line of credit	(11,883)	(6,425)	—
Payments of principal on finance lease obligations	—	(844)	(1,198)
Payments of principal on long-term debt	(13,658)	(82,820)	(7,916)
Payments of principal on right-to-use liability	—	(161)	(150)
Payment of debt issuance costs	(47)	(3,345)	(4,604)
Proceeds from issuance of Class A common stock sold in a public offering net of underwriter discounts, commissions and offering expenses	—	—	121,395
Dividends on Class A common stock	(22,878)	(22,697)	(22,241)
Proceeds from exercise of stock options	—	153	1,728
RSU shares withheld for tax	(1,478)	(1,365)	(368)
Disgorgement of short-swing profits by Section 16 officer	—	557	—
Members' distributions	(70,192)	(101,755)	(149,633)
Net cash (used in) provided by financing activities	(138,433)	70,791	594,737

Increase (decrease) in cash and cash equivalents	8,964	(85,606)	109,967
Cash and cash equivalents at beginning of the period	138,557	224,163	114,196
Cash and cash equivalents at end of the period	$147,521	$138,557	$224,163

See accompanying Notes to Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2019

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

CWH was formed on March 8, 2016 as a Delaware corporation for the purpose of facilitating an initial public offering (the “IPO”) and other related transactions in order to carry on the business of CWGS Enterprises, LLC (“CWGS, LLC”). CWGS, LLC was formed in March 2011 when it received, through contribution from its then parent company, all of the membership interests of Affinity Group Holding, LLC and FreedomRoads Holding Company, LLC (“FreedomRoads”). The IPO and related reorganization transactions that occurred on October 6, 2016 resulted in CWH as the sole managing member of CWGS, LLC, with CWH having sole voting power in and control of the management of CWGS, LLC (see Note 18 — Stockholders’ Equity). Despite its position as sole managing member of CWGS, LLC, CWH has a minority economic interest in CWGS, LLC. As of December 31, 2019, 2018, and 2017, CWH owned 42.0%, 41.9% and 41.5%, respectively, of CWGS, LLC. Accordingly, the Company consolidates the financial results of CWGS, LLC and reports a non-controlling interest in its consolidated financial statements.

The Company does not have any components of other comprehensive income recorded within its consolidated financial statements and, therefore, does not separately present a statement of comprehensive income in its consolidated financial statements.

Description of the Business

CWGS, LLC is a holding company and operates through its subsidiaries. The Company realigned the structure of its internal organization during the three months ended March 31, 2019. The Company previously had three reportable segments: (i) Consumer Services and Plans; (ii) Dealership, and (iii) Retail. Following the realignment, the Company now has the following two reportable segments: (i) Good Sam Services and Plans and (ii) RV and Outdoor Retail. In conjunction with the first quarter 2019 realignment of the Company’s reporting structure, the Company combined its prior Dealership and Retail segments into the RV and Outdoor Retail segment and reclassified the Good Sam Club and co-branded credit card operations to the RV and Outdoor Retail segment from the Consumer Services and Plans segment to reflect the alignment and synergies of these businesses. The remaining portion of the former Consumer Services and Plans segment is now called the Good Sam Services and Plans segment. The Company’s reportable segment financial information has been recast to reflect the updated reportable segment structure for all periods presented. See Note 22 – Segment Information to the Consolidated Financial Statements for further information about the Company’s segments. The Company primarily provides Good Sam Services and Plans offerings under its Good Sam brand and provides RV and Outdoor Retail offerings primarily under its Camping World and Gander RV brands. Within the Good Sam Services and Plans segment, the Company primarily derives revenue from the sale of the following offerings: emergency roadside assistance; property and casualty insurance programs; travel assist programs; extended vehicle service contracts; vehicle financing and refinancing; shows and events; and publications and directories. Within the RV and Outdoor Retail segment, the Company primarily derives revenue from the sale of new and used recreational vehicles (“RVs”); the sale of RV products and services, including the sale of parts, accessories, supplies and services for RVs; equipment, gear and supplies for camping, hunting, fishing, skiing, snowboarding, bicycling, skateboarding, marine and watersport and other outdoor activities; commissions on the finance and insurance contracts related to the sale of RVs; and Good Sam Club memberships and co-branded credit cards. The Company primarily operates in various regions throughout the United States and markets its products and services to RV owners and outdoor enthusiasts.

In connection with the Company’s previously announced plan to strategically shift its business away from locations where the Company does not have the ability or where it is not feasible to sell and/or service RVs (see Note 5 – Restructuring and Long-lived Asset Impairment), the Company has reduced its number of retail locations to 175 as of December 31, 2019 from 227 as of December 31, 2018. From December 31, 2018 to December 31, 2019, the Company opened 11 locations, closed 50 locations, divested 13 specialty outdoor retail locations, and converted 10 locations to RV dealerships. The table below summarizes the Company’s store locations from December 31, 2018 to December 31, 2019:

	RV	RV Services &	Other
	Dealerships	Retail Centers	Retail Stores	Total
Store locations as of December 31, 2018	141	14	72	227
Opened	11	—	—	11
Closed / divested	(8)	(2)	(53)	(63)
Converted	10	(1)	(9)	—
Store locations as of December 31, 2019	154	11	10	175

Reclassifications of Prior Period Amounts

Certain prior-period amounts have been reclassified to conform to the current period presentation. Specifically, as discussed in Note 22 — Segment Information, the Company has made changes to its operating segments and transferred certain assets relating to the Good Sam Club and co-branded credit card from its Good Sam Services and Plans segment to its RV and Outdoor Retail segment. Additionally, as a result of these changes, the Company has updated its disaggregated revenue categories to the following:

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. The Company bases its estimates and judgments on historical experience and other assumptions that management believes are reasonable. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ materially from these estimates. The Company periodically evaluates estimates and assumptions used in the preparation of the financial statements and makes changes on a prospective basis when adjustments are necessary. Significant estimates made in the accompanying Consolidated Financial Statements include certain assumptions related to accounts receivable, inventory, goodwill, intangible assets, long-lived assets, long-lived asset impairments, program cancellation reserves, chargebacks, and accruals related to estimated tax liabilities, product return reserves, and other liabilities.

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments purchased with an original maturity date of three months or less to be cash equivalents. The carrying amount approximates fair value because of the short-term maturity of these instruments. Outstanding checks that are in excess of the cash balances at certain banks are included in accrued liabilities in the Consolidated Balance Sheets, and changes in the amounts are reflected in operating cash flows in the accompanying Consolidated Statement of Cash Flows.

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

Concentration of Credit Risk

The Company’s most significant industry concentration of credit risk is with financial institutions from which the Company has recorded receivables and contracts in transit. These financial institutions provide financing to the Company’s customers for the purchase of a vehicle in the normal course of business. These receivables are short-term in nature and are from various financial institutions located throughout the United States.

The Company has cash deposited in various financial institutions that is in excess of the insurance limits provided by the Federal Deposit Insurance Corporation. The amount in excess of FDIC limits at December 31, 2019 and 2018 was approximately $149.9 million and $142.2 million, respectively.

The Company is potentially subject to concentrations of credit risk in accounts receivable. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers and their geographic dispersion.

Inventories, net

New and used RV inventories consist primarily of new and used recreational vehicles held for sale valued using the specific-identification method and valued at the lower of cost or net realizable value. Cost includes purchase costs, reconditioning costs, dealer-installed accessories, and freight. For vehicles accepted in trades, the cost is the fair value of such used vehicles at the time of the trade-in. Products, parts, accessories, and other inventories primarily consist of retail travel and leisure specialty merchandise and are stated at lower of cost or net realizable value. The cost of RV and Outdoor Retail inventories consists of the direct cost of the merchandise including freight.

Property and Equipment, net

Property and equipment is recorded at historical cost, net of accumulated depreciation and amortization, and, if applicable, impairment charges. Depreciation of property and equipment is provided using the straight-line method over the following estimated useful lives of the assets:

Years
Building and improvements	40
Leasehold improvements	3 - 40
Furniture, fixtures and equipment	3-12
Software	3-5

Leasehold improvements are amortized over the useful lives of the assets or the remaining term of the respective lease, whichever is shorter.

Leases

After the adoption of Accounting Standards Codification (“ASC”) 842, Leases (“ASC 842”) on January 1, 2019 (see “Recently Adopted Accounting Pronouncements” elsewhere in this Note 1) the Company recognizes a right-of-use (“ROU”) asset and a lease liability on the balance sheet for operating leases (with the exception of short-term leases based on the practical expedient elected by the Company) at the commencement date, in addition to finance leases that were previously also required to be recognized on the balance sheet, and recognizes expenses on the income statement in a similar manner to the previous guidance in ASC 840, Leases (“ASC 840”) (see Note 10 — Lease Obligations).

Goodwill and Other Intangible Assets

Goodwill is reviewed at least annually for impairment, and more often when impairment indicators are present (see Note 7 – Goodwill and Intangible Assets). Finite-lived intangibles are recorded at cost, net of accumulated amortization and, if applicable, impairment charges.

Long-Lived Assets

Long-lived assets included in property and equipment, net, including capitalized software costs to be held and used and ROU assets relating to leases are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is recognized to the extent the sum of the discounted estimated future cash flows from the use of the asset is less than the carrying value. For the Company’s major software systems, such as its accounting and membership systems, the Company’s capitalized costs may include some internal or external costs to configure, install and test the software during the application development stage. The Company does not capitalize preliminary project costs, nor does it capitalize training, data conversion costs, maintenance or post-development stage costs.

Long-Term Debt

The fair value of the Company’s long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered for debt of the same or similar remaining maturities.

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

Good Sam Services and Plans revenue consists of revenue from publications, consumer shows, and marketing fees from various consumer services and plans. Roadside Assistance (“RA”) revenues are deferred and recognized over the contractual life of the membership. RA claim expenses are recognized when incurred. Marketing fees for finance, insurance, extended service and other similar products are recognized as variable consideration, net of estimated cancellations, if applicable, when a product contract payment has been received or financing has been arranged. These marketing fees are recorded net as the Company acts as an agent in the transaction. The related estimate for cancellations on the marketing fees for multi-year finance and insurance products utilize actuarial analysis to estimate the exposure. Promotional expenses consist primarily of direct mail advertising expenses and renewal expenses and are expensed at the time related materials are mailed. Newsstand sales of publications and related expenses are recorded as variable consideration at the time of delivery, net of estimated returns. Subscription sales of publications are reflected in income over the lives of the subscriptions. The related selling expenses are expensed as incurred. Advertising revenues and related expenses are recorded at the time of delivery. Revenue and related expenses for consumer shows are recognized when the show occurs.

RV vehicle revenue consists of sales of new and used recreational vehicles, sales of RV parts and services, and commissions on the related finance and insurance contracts. Revenue from the sale of recreational vehicles is recognized upon completion of the sale to the customer. Conditions to completing a sale include having an agreement with the customer, including pricing, whereby the sales price must be reasonably expected to be collected and having control transferred to the customer. Revenue from RV-related parts, service and other products sales is recognized over time as work is completed, and when parts or other products are delivered to the Company’s customers. For service and parts revenues recorded over time, the Company utilizes a method that considers total costs incurred to date and the applicable margin in relation to total expected efforts to complete our performance obligation in order to determine the appropriate amount of revenue to recognize over time. Finance and insurance revenue is recorded net, since the Company is acting as an agent in the transaction, and is recognized when a finance and insurance product contract payment has been received or financing has been arranged. The proceeds the Company receives for arranging financing contracts, selling extended service contracts, and selling other products, are subject to chargebacks if the customer terminates the respective contract earlier than a stated period. A reserve for chargebacks is recorded as a reduction of revenue in the period in which the related revenue is recognized.

The remaining RV and Outdoor retail revenue consists of sales of products, service and other products, including RV accessories and supplies, and camping, hunting, fishing, skiing, snowboarding, bicycling, skateboarding, marine and watersport equipment and supplies. Revenue from products, service and other is recognized over time as work is completed, and when parts or other products are delivered to the Company’s customers. For service and parts revenues recorded over time, the Company utilizes a method that considers total costs incurred to date and the applicable margin in relation to total expected efforts to complete our performance obligation in order to determine the appropriate amount of revenue to recognize over time. E-commerce sales are recognized when the product is shipped and recorded as variable consideration, net of anticipated merchandise returns which reduce revenue and cost of sales in the period that the related sales are recorded.

Good Sam Club revenue consists of revenue from club membership fees and royalty fees from co-branded credit cards. Membership revenue is generated from annual, multiyear and lifetime memberships. The revenue and expenses associated with these memberships are deferred and amortized over the membership period. Unearned revenue and profit are subject to revisions as the membership progresses to completion. Revisions to membership period estimates would change the amount of income and expense amortized in future accounting periods. For lifetime memberships, an 18-year period is used, which is the actuarially determined estimated fulfillment period. Royalty revenue is earned under the terms of an arrangement with a third-party credit card provider based on a percentage of the Company’s co-branded credit card portfolio retail spending with such third-party credit card provider and for acquiring new cardholders.

The Company does not adjust the promised amount of consideration for the effects of a significant financing component if the Company expects, at contract inception, that the period of time between payment and transfer of the promised goods or services will be one year or less. The Company expenses sales commissions when incurred in cases where the amortization period of those otherwise capitalized sales commissions would have been one year or less. The Company does not disclose the value of unsatisfied performance obligations for revenue streams for (i) contracts with an original expected length of one year or less and (ii) contracts for which the Company recognizes revenue at the amount to which it has the right to invoice for services performed. The Company accounts for shipping and handling as activities to fulfill the promise to transfer the good to the customer and does not evaluate whether shipping and handling is a separate performance obligation

For periods prior to the adoption of ASC 606 on January 1, 2018 (see Note 2 — Revenue):

Revenue is recognized when persuasive evidence of an arrangement exists, services or products have been provided to the customers, fees are fixed or determinable, and collectability is reasonably assured. Sales and other taxes collected from the customer concurrent with revenue-producing activities are excluded from revenue.

Good Sam Services and Plans revenue consists revenue from publications, consumer shows, and marketing and royalty fees from various consumer services and plans. Certain Good Sam Services and Plans revenue is generated from annual, multiyear and lifetime memberships. The revenue and expenses associated with these memberships are deferred and amortized over the membership period. Unearned revenue and profit are subject to revisions as the membership progresses to completion. Revisions to membership period estimates would change the amount of income and expense amortized in future accounting periods. For lifetime memberships, an 18-year period is used, which is the actuarially determined estimated fulfillment period. RA revenues are deferred and recognized over the life of the membership. RA claim expenses are recognized when incurred.

Certain Good Sam Club memberships and Good Sam Services and Plans may be sold bundled with a merchandise certificate to a Camping World retail location. The selling price of the membership is typically determined based on vendor specific objective evidence (“VSOE”) or, in the absence of VSOE, the selling price is determined by management's best estimate of selling price, which considers market and economic conditions, internal costs, pricing, and discounting practices. The selling price of the merchandise certificate is determined based management’s best estimated selling price, which considers the face value of the discount provided by the merchandise certificate and adjusts for the likelihood that the merchandise certificate will be redeemed. The bundled price is then allocated between the membership and merchandise certificate based on their relative selling prices.

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

Retail revenue consists of sales of new and used vehicles, commissions on related finance and insurance contracts, and sales of products, service other products. Revenue from the sale of vehicles is recognized upon completion of the sale to the customer. Conditions to completing a sale include having an agreement with the customer, including pricing and the sales price must be reasonably expected to be collected and delivery has occurred.

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

Parts and Service Internal Profit

The Company’s parts and service departments recondition the majority of used vehicles acquired by the Company’s used vehicle departments and perform minor preparatory work on new vehicles acquired by the Company’s new vehicle departments. The parts and service departments charge the new and used vehicle departments as if they were third parties in order to account for total activity performed by that department. The revenue and costs applicable to revenue associated with the internal work performed by the Company’s parts and service departments are eliminated in consolidation. The Company maintains a reserve for internal work order profits on vehicles that remain in inventories.

Advertising Expense

As of January 1, 2018, the Company implemented ASC 606, which removed the guidance for capitalization of direct response advertising that is now expensed as incurred. Other advertising expenses were expensed as incurred. Advertising expenses for the years ended December 31, 2019, 2018 and 2017 were $117.8 million, $112.4 million and $86.6 million, respectively.

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

Shipping and Handling Fees and Costs

The Company reports shipping and handling costs billed to customers as a component of revenues, and related costs are reported as a component of costs applicable to revenues. For the years ended December 31, 2019, 2018, and 2017, $6.2 million, $4.9 million, and $4.1 million of shipping and handling fees, respectively, were included in the RV and Outdoor Retail segment as revenue.

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

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASU 2016-02” or “ASC 842”). The FASB has subsequently issued several related ASUs that clarified the implementation guidance for certain aspects of ASU 2016-02, which were effective upon the adoption of ASU 2016-02. The amendments in this ASU related to the accounting for leasing transactions. ASC 842 requires lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all operating and finance leases (with the exception of short-term leases based on the practical expedient elected by the Company) at the lease commencement date, whereas only finance leases were required to be recognized on the balance sheet under the previous guidance in ASC 840, and recognize expenses on the income statement in a similar manner to the previous guidance in ASC 840. The lease liability is measured as the present value of the unpaid lease payments and the right-of-use asset is derived from the calculation of the lease liability adjusted for initial direct costs, prepaid lease payments, and lease incentives. Lease payments include fixed and in-substance fixed payments, variable payments based on an index or rate at lease commencement, reasonably certain purchase options, termination penalties where the lease term reflects the election of a termination option, fees paid by the lessee to the owners of a special-purpose entity for restructuring the transaction, and probable amounts the lessee will owe under a residual value guarantee. Lease payments do not include variable lease payments other than those that depend on an index or rate measured at lease commencement, any guarantee by the lessee of the lessor’s debt, or any amount allocated to non-lease components. The discount rate used to derive the present value of unpaid lease payments is based on the rates implicit in the lease, or if not available, the incremental borrowing rate.

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

The Company elected the package of practical expedients available under the transition provisions of ASC 842, including (i) not reassessing whether expired or existing contracts contain leases, (ii) lease classification, and (iii) not revaluing initial direct costs for existing leases. Also, the Company elected the practical expedient which allows aggregation of non-lease components with the related lease components when evaluating accounting treatment for property, equipment, and billboard leases. Lastly, the Company applied the modified retrospective adoption method, utilizing the simplified transition option available in ASC 842, which allows entities to continue to apply the legacy guidance in ASC 840, including its disclosure requirements, in the comparative periods presented in the year of adoption. The Company adopted ASC 842 on January 1, 2019.

The impact of applying ASC 842 effective as of January 1, 2019, to the Company’s consolidated statements of operations and cash flows was not significant. The major impacts to the balance sheet were 1) the addition of $809.7 million in operating lease assets, 2) the addition of $867.5 million of operating lease liabilities, 3) the removal of approximately $4.9 million, $10.6 million, $7.6 million, and $54.5 million of property and equipment, net; deferred revenues and gains; accrued liabilities; and other liabilities, respectively, and 4) a cumulative-effect adjustment for the adoption of ASC 842 of $3.7 million and $6.3 million was recorded to retained earnings and non-controlling interests, respectively. The adoption of ASC 842 did not impact any of its existing debt covenants.

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

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) (“ASU 2016-13”). This standard requires the use of a forward-looking expected loss impairment model for trade and other receivables, held-to-maturity debt securities, loans and other instruments. This standard also requires impairments and recoveries for available-for-sale debt securities to be recorded through an allowance account and revises certain disclosure requirements. The standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company will adopt ASU 2016-13 on January 1, 2020. The Company is currently evaluating the impact that the adoption of the provisions of this ASU will have on its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”). This standard aligns the accounting for implementation costs incurred in a cloud computing arrangement that is a service arrangement (i.e., hosting arrangement) with the guidance on capitalizing costs in ASC 350-40, Internal-Use Software. The ASU permits either a prospective or retrospective transition approach. The standard will be effective for fiscal years beginning after December 15, 2019. The Company will adopt ASU 2018-15 on January 1, 2020. The Company is currently evaluating the impact that the adoption of the provisions of this ASU will have on its consolidated financial statements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). This standard reduces complexity by removing specific exceptions to general principles related to intraperiod tax allocations, ownership changes in foreign investments, and interim period income tax accounting for year-to-date losses that exceed anticipated losses. This standard also simplifies accounting for franchise taxes that are partially based on income, transactions with a government that result in a step up in the tax basis of goodwill, separate financial statements of legal entities that are not subject to tax, and enacted changes in tax laws in interim periods. The standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The ASU permits either a retrospective basis or a modified retrospective transition approach. The Company is currently evaluating the impact that the adoption of the provisions of this ASU will have on its consolidated financial statements.

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

Contract Assets

As of December 31, 2019 and 2018, a contract asset relating to RV service revenues of $6.1 million and $6.3 million, respectively, was included in accounts receivable in the accompanying consolidated balance sheet. As of December 31, 2019 and 2018, the Company had capitalized costs to acquire a contract consisting of $6.6 million and $6.0 million, respectively, from the deferral of sales commissions expenses relating to multiyear consumer services and plans and the recording of such expenses over the same period as the recognition of the related revenues.

Deferred Revenues

The Company records deferred revenues when cash payments are received or due in advance of the Company’s performance, net of estimated refunds that are presented separately as a component of accrued liabilities. For the year ended December 31, 2019, $86.9 million of revenues recognized were included in the deferred revenue balance at the beginning of the period.

As of December 31, 2019, the Company has unsatisfied performance obligations relating to multi-year plans for its Good Sam Club memberships, roadside assistance, Coast to Coast club memberships, and magazine publication revenue streams. The total unsatisfied performance obligation for these revenue streams at December 31, 2019 and the periods during which the Company expects to recognize the amounts as revenue are presented as follows (in thousands):

As of
December 31, 2019
2020	$87,093
2021	27,368
2022	14,171
2023	7,253
2024	3,699
Thereafter	5,588
Total	$145,172

The Company’s payment terms vary by the type and location of its customer and the products or services offered. The term between invoicing and when payment is due is not significant. For certain products or services and customer types, the Company requires payment before the products or services are delivered to the customer.

3. Receivables

Receivables consisted of the following at December 31, (in thousands):

	2019	2018
Good Sam Services and Plans	$20,195	$18,742
RV and Outdoor Retail
New and used vehicles	2,295	3,129
Parts, service and other	23,199	24,020
Trade accounts receivable	15,715	14,751
Due from manufacturers	17,642	20,645
Other	5,782	8,822
Corporate	556	—
	85,384	90,109
Allowance for doubtful accounts	(3,537)	(4,398)
	$81,847	$85,711

4. Inventories, net and Notes Payable — Floor Plan, net

Inventories consisted of the following at December 31, (in thousands):

	December 31,	December 31,
	2019	2018
Good Sam services and plans	$590	$459
New RVs	966,134	1,017,910
Used RVs	165,927	124,527
Products, parts, accessories and other	225,888	416,074
	$1,358,539	$1,558,970

New and used RV inventory included in the RV and Outdoor Retail segment are primarily financed by floor plan arrangements through a syndication of banks. The arrangements are collateralized by substantially all of the assets of FreedomRoads, LLC (“FR”), a wholly-owned subsidiary of FreedomRoads, which operates the RV dealerships, and bear interest at one-month London Interbank Offered Rate (“LIBOR”) plus 2.15% for each year ended December 31, 2019, 2018 and 2017, respectively. LIBOR was 1.71%, 2.35% and 1.36% as of December 31, 2019, 2018, and 2017, respectively. Borrowings are tied to specific vehicles and principal is due upon the sale of the related vehicle or upon reaching certain aging criteria.

As of December 31, 2019 and 2018, FR maintained floor plan financing through the Seventh Amended and Restated Credit Agreement (“Floor Plan Facility”). On October 8, 2019, FR entered into a Second Amendment to the Seventh Amended and Restated Credit Agreement (the “Amendment”). The Amendment reduces the total commitment under the Floor Plan Facility to $1.38 billion and extends the maturity date of the Floor Plan Facility from December 12, 2020 to March 15, 2023, among other immaterial changes. The applicable borrowing rate margin on LIBOR and base rate loans ranges from 2.05% to 2.50% and 0.55% and 1.00%, respectively, based on the consolidated current ratio at FR. The Floor Plan Facility at December 31, 2019 allowed FR to borrow (a) up to $1.38 billion under a floor plan facility, (b) up to $15.0 million under a letter of credit facility and (c) up to a maximum amount outstanding of $60.0 million under the revolving line of credit, which maximum amount outstanding will decrease by $3.0 million on the last day of each fiscal quarter, commencing with the fiscal quarter ending March 31, 2020.

The Floor Plan Facility includes a flooring line aggregate interest reduction (“Flair”) offset account that allows the Company to transfer cash as an offset to the payable under the Floor Plan Facility. These transfers reduce the amount of liability outstanding under the floor plan notes payable that would otherwise accrue interest, while retaining the ability to transfer amounts from the Flair offset account into the Company’s operating cash accounts. As a result of using the Flair offset account, the Company experiences a reduction in floor plan interest expense in its consolidated statements of operations. The credit agreement governing the Floor Plan Facility contains certain financial covenants. FR was in compliance with all debt covenants at December 31, 2019.

The following table details the outstanding amounts and available borrowings under the Floor Plan Facility as of (in thousands):

	December 31,	December 31,
	2019	2018
Floor Plan Facility:
Notes payable — floor plan:
Total commitment	$1,379,750	$1,415,000
Less: borrowings, net	(848,027)	(885,980)
Less: flooring line aggregate interest reduction account	(87,016)	(97,757)
Additional borrowing capacity	444,707	431,263
Less: accounts payable for sold inventory	(27,892)	(33,928)
Less: purchase commitments	(8,006)	(22,530)
Unencumbered borrowing capacity	$408,809	$374,805

Revolving line of credit	$60,000	$60,000
Less borrowings	(40,885)	(38,739)
Additional borrowing capacity	$19,115	$21,261

Letters of credit:
Total commitment	$15,000	$15,000
Less: outstanding letters of credit	(11,175)	(10,380)
Additional letters of credit capacity	$3,825	$4,620

5. Restructuring and Long-lived Asset Impairment

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

Of the Outdoor Lifestyle Locations in the RV and Outdoor Retail segment operating at September 3, 2019, the Company closed three locations during September 2019, and closed 31 locations during the fourth quarter. In addition, the Company closed one of the seven specialty retail locations operated by TheHouse.com. As of December 31, 2019, two Outdoor Lifestyle locations and six specialty retail locations remained open. The Company was able to, or is in the process of, acquiring and/or obtaining the developmental consents, approvals and permits necessary for the sale and/or service of RVs at the other Outdoor Lifestyle Locations. As part of the 2019 Strategic Shift, the Company had evaluated the impact on the Company’s supporting infrastructure and operations, which included rationalizing inventory levels and composition, closing one of its distribution centers, identifying two additional distribution centers for closure in the first half of 2020, and realigning other resources. The majority of the store closures and/or divestitures related to the 2019 Strategic Shift were completed by February 12, 2020. The Company had a reduction of headcount and labor costs for those locations that were sold, divested or closed and the Company incurred material charges associated with the activities contemplated under the 2019 Strategic Shift.

In connection with the 2019 Strategic Shift, the Company expects to incur costs relating to one-time employee termination benefits of $1.0 million to $1.5 million, lease termination costs of between $15.0 million and $20.0 million, incremental inventory reserve charges of $41.9 million, and other associated costs of between $20.0 million and $25.0 million. Through December 31, 2019, the Company has incurred $4.3 million of such other associated costs primarily representing labor, lease, and other operating expenses incurred during the post-close wind-down period for the locations related to the 2019 Strategic Shift. The additional amount of $15.7 million to $20.7 million represents similar costs that may be incurred in the year ending December 31, 2020 for locations that continue in a wind-down period, primarily comprised of lease costs accounted for under ASC 842 prior to lease termination. The Company intends to negotiate terminations of these leases where prudent and pursue sublease arrangements for the remaining leases. Lease costs may continue to be incurred after December 31, 2020 on these leases if the Company is unable to terminate the leases under acceptable terms or offset the lease costs through sublease arrangements. The foregoing lease termination cost estimate represents the expected cash payments to terminate certain leases, but does not include the gain or loss from derecognition of the related operating lease assets and liabilities, which is dependent on the particular leases that will be terminated.

The following table details the costs incurred associated with the 2019 Strategic Shift (in thousands):

Year Ended
2019
Restructuring costs:
One-time termination benefits(1)	$1,008
Lease termination costs(2)	55
Incremental inventory reserve charges(3)	41,894
Other associated costs(4)	4,321
Total restructuring costs	47,278
Less: lease termination costs	(55)
Total restructuring costs excluding lease termination costs	$47,223

(1)	These costs were included in selling, general, and administrative expenses in the consolidated statements of operations.
(2)	These costs were included in lease termination charges in the consolidated statements of operations and excludes a gain of $0.7 million relating to lease terminations of closed locations that were not related to the 2019 Strategic Shift.
(3)	These costs were included in costs applicable to revenue – products, service and other in the consolidated statements of operations.
(4)	Other associated costs primarily represent labor, lease, and other operating expenses incurred during the post-close wind-down period for the locations related to the 2019 Strategic Shift. For the year ended December 31, 2019, costs of approximately $0.6 million were included in costs applicable to revenue – products, service and other, and $3.7 million were included in selling, general, and administrative expenses in the consolidated statements of operations.

The following table details changes in the restructuring accrual associated with the 2019 Strategic Shift (in thousands):

	One-time	Lease	Other
	Termination	Termination	Associated
	Benefits	Costs(1)	Costs	Total
Balance at June 30, 2019	$—	$—	$—	$—
Charged to expense	1,008	1,350	4,321	6,679
Paid or otherwise settled	(286)	(1,350)	(4,036)	(5,672)
Reversals of prior accruals	—	—	—	—
Balance at December 31, 2019	$722	$—	$285	$1,007

(1)	Lease termination costs excludes the $1.3 million gain from the derecognition of the operating lease assets and liabilities relating to the terminated leases as part of the 2019 Strategic Shift.

The Company evaluated the requirements of ASC No. 205-20, Presentation of Financial Statements – Discontinued Operations relative to the 2019 Strategic Shift and determined that discontinued operations treatment is not applicable. Accordingly, the results of operations of the locations impacted by the 2019 Strategic Shift are reported as part of continuing operations in the accompanying consolidated financial statements.

Long-lived Asset Impairment

During the year ended December 31, 2019, the Company had indicators of impairment of the long-lived assets for certain of its locations, primarily those locations related to the 2019 Strategic Shift. For locations that failed the recoverability test based on an analysis of undiscounted cash flows, the Company estimated the fair value of the locations based on a discounted cash flow analysis. After performing the long-lived asset impairment test for these locations, the Company determined that 53 locations within the RV and Outdoor Retail segment had long-lived assets that were impaired. The long-lived asset impairment charge, subject to limitations described below, was calculated as the amount that the carrying value of the locations exceeded the estimated fair value. The calculated long-lived asset impairment charge was allocated to each of the categories of long-lived assets at each location pro rata based on the long-lived assets’ carrying values, except that individual assets cannot be impaired below their individual fair values when that fair value can be determined without undue cost and effort. For most of these locations, the operating lease right-of-use assets and furniture and equipment were written down to their individual fair values and the remaining impairment charge was allocated to the remaining long-lived assets up to the fair value estimated on these assets based on liquidation value estimates.

During the year ended December 31, 2019, the Company recorded long-lived asset impairment charges relating to leasehold improvements, furniture and equipment, and operating lease right-of-use assets of $20.8 million, $28.6 million, and $16.9 million, respectively. Of the $66.3 million long-lived asset impairment charge during the year ended December 31, 2019, $57.4 million was related to the 2019 Strategic Shift discussed above.

6. Property and Equipment, net

Property and equipment consisted of the following at December 31, (in thousands):

	December 31,	December 31,
	2019	2018
Land	$36,069	$36,997
Buildings and improvements	64,860	54,967
Leasehold improvements (1)	174,417	155,975
Furniture and equipment	181,539	199,536
Software	67,086	80,769
Software systems development and construction in progress	8,632	32,165
	532,603	560,409
Less: accumulated depreciation and amortization	(218,229)	(200,554)
Property and equipment, net	$314,374	$359,855
(1)	At December 31, 2018, inclusive of right-to-use assets

In 2018, unrelated landlords reimbursed the Company for tenant improvements constructed by the Company at various locations. In accordance with ASC 840, Leases, the Company capitalized the tenant improvements as leasehold improvements and recorded a lease incentive in a like amount. The leasehold improvements are depreciated over the shorter of the life of the lease or the estimated life of the leasehold improvement and the lease incentives are amortized, as an offset to rent expense, over the life of the lease.

Depreciation expense for the years ended December 31, 2019, 2018, and 2017 was $54.7 million, $44.8 million and $29.0 million, respectively.

7. Goodwill and Intangible Assets

Goodwill

The following is a summary of changes in the Company’s goodwill by business line for the years ended December 31, 2019 and 2018 (in thousands):

	Good Sam
	Services and	RV and
	Plans	Outdoor Retail	Consolidated
Balance as of January 1, 2018 (excluding impairment charges)	$96,828	$453,350	$550,178
Accumulated impairment charges	(46,884)	(154,907)	(201,791)
Balance as of January 1, 2018	49,944	298,443	348,387
Acquisitions	376	50,400	50,776
Impairment charge	—	(40,046)	(40,046)
Balance as of December 31, 2018	$50,320	$308,797	$359,117
Acquisitions (1)	—	28,224	28,224
Transfers of assets between reporting units	(26,491)	26,491	—
Divestitures (2)	—	(400)	(400)
Balance as of December 31, 2019	$23,829	$363,112	$386,941

(1) See Note 15 — Acquisitions.

(2)	Goodwill was allocated to 13 specialty retail locations within the RV and Outdoor Retail segment based on relative fair value. These 13 specialty retail locations were divested in 2019.

The Company evaluates goodwill for impairment on an annual basis as of the beginning of the fourth quarter, or more frequently if events or changes in circumstances indicate that the Company’s goodwill or indefinite lived intangible assets might be impaired. The Company assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then it is required to perform the first step of a two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the Company records an impairment of goodwill equal to the amount that the carrying amount of a reporting unit exceeds its fair value.

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

In the fourth quarter of 2019, the Company performed its annual goodwill impairment test of the RV and Outdoor Retail reporting unit, which resulted in the determination that the estimated fair value of the RV and Outdoor Retail reporting unit, which was comprised of the entire RV and Outdoor Retail segment exceeded its carrying value. Therefore, no impairment charge was recorded for the RV and Outdoor Retail reporting unit during the year ended December 31, 2019. The Company estimated the fair value of the RV and Outdoor Retail reporting unit using a combination of the guideline public company method under the market approach and the discounted cash flow analysis method under the income approach.

In the fourth quarter of 2019, the Company performed its annual goodwill impairment test of the Good Sam Show and GSS Enterprise reporting units, which resulted in the determination that the estimated fair value of the Good Sam Show and GSS Enterprise reporting units, which comprise of a portion of the Good Sam Services and Plans segment exceeded its carrying value. Therefore, no impairment charge was recorded for the RV Show and GSS Enterprise reporting units during the year ended December 31, 2019. The Company estimated the fair value of the RV Show reporting unit using a combination of the guideline public company method under the market approach and the discounted cash flow analysis method under the income approach.

In the fourth quarter of 2018, the Company performed its annual goodwill impairment test, which resulted in the determination that the carrying value of the former Retail reporting unit, which was comprised of the entire Retail segment as previously reported (see Note 22 – Segment Information for discussion of the change in segment reporting during the year ended December 31, 2019), exceeded its estimated fair value by an amount that exceeded the reporting unit’s goodwill balance. The excess of the carrying value over the estimated fair value of this reporting unit was primarily due to a decline in segment income leading to lower expected future cash flows for this reporting unit. The Company recorded an impairment charge of $40.0 million in the fourth quarter of 2018 related to this reporting unit. The former Retail reporting unit goodwill was reduced to zero.

Additionally in the fourth quarter of 2018, the Company performed its annual goodwill impairment test of the Dealership reporting unit, which was comprised of the entire Dealership segment as previously reported and the GSS Enterprise and RV show reporting units, which was comprised a portion of the Good Sam Services and Plans segment as previously reported (see Note 22 – Segment Information for discussion of the change in segment reporting during the year ended December 31, 2019. The Company did not record any impairment of goodwill for the Dealership, GSS Enterprise and RV Show reporting units during the year ended December 31, 2018.

The Company did not record any impairments of goodwill during the years ended December 31, 2019 and 2017.

Intangible Assets

Finite-lived intangible assets and related accumulated amortization consisted of the following at December 31, (in thousands):

	December 31, 2019
	Cost or	Accumulated
	Fair Value	Amortization	Net
Good Sam Services and Plans:
Membership and customer lists	$9,140	$(7,972)	$1,168
RV and Outdoor Retail:
Customer lists and domain names	2,065	(1,768)	297
Trademarks and trade names	28,955	(4,862)	24,093
Websites	5,990	(1,841)	4,149
	$46,150	$(16,443)	$29,707

	December 31, 2018
	Cost or	Accumulated
	Fair Value	Amortization	Net
Good Sam Services and Plans:
Membership and customer lists	$9,140	$(7,174)	$1,966
RV and Outdoor Retail:
Customer lists and domain names	3,415	(1,559)	1,856
Trademarks and trade names	29,304	(2,853)	26,451
Websites	6,074	(1,063)	5,011
	$47,933	$(12,649)	$35,284

As of December 31, 2019, the approximate weighted average useful lives of our Good Sam Services and Plans finite-lived intangible assets for membership and customer lists are 5.0 years. The approximate weighted average useful lives of our RV and Outdoor Retail finite-lived intangible assets are as follows:

customer lists and domain names – 6.1 years, trademarks and trade names – 15.0 years, and websites – 8.4 years. The weighted-average useful life of all our finite-lived intangible assets is approximately 13.0 years.

Amortization expense of finite-lived intangibles for the years ended December 31, 2019, 2018, and 2017 was $5.2 million, $4.5 million and $2.6 million, respectively. The aggregate future five-year amortization of finite-lived intangibles at December 31, 2019, was as follows (in thousands):

2020	$3,408
2021	2,986
2022	2,791
2023	2,485
2024	2,444
Thereafter	15,593
$29,707

8. Accrued Liabilities

Accrued liabilities consisted of the following at December 31, (in thousands):

	2019	2018
Compensation and benefits	$31,743	$34,745
Other accruals	98,573	89,874
	$130,316	$124,619

9. Long-Term Debt

The following reflects outstanding long-term debt as of December 31 (in thousands):

	December 31,	December 31,
	2019	2018
Term Loan Facility (1)	$1,148,115	$1,156,345
Real Estate Facility (2)	19,521	9,520
Subtotal	1,167,636	1,165,865
Less: current portion	(14,085)	(12,977)
Total	$1,153,551	$1,152,888

(1)	Net of $4.3 million and $5.4 million original issue discount at December 31, 2019 and 2018, respectively, and $10.7 million and $13.4 million of finance costs at December 31, 2019 and 2018, respectively.
(2)	Net of $0.2 million and $0.2 million of finance costs at December 31, 2019 and 2018.

The aggregate future maturities of long-term debt at December 31, 2019, were as follows (in thousands):

2020	$14,085
2021	13,310
2022	13,067
2023	1,142,381
Total	$1,182,843

Senior Secured Credit Facilities

As of December 31, 2019 and 2018, CWGS Group, LLC (the “Borrower”), a wholly-owned subsidiary of CWGS, LLC, was party to a credit agreement (as amended from time to time, the “Credit Agreement”) for a senior secured credit facility (the “Senior Secured Credit Facilities”). The Senior Secured Credit Facilities consist of a $1.19 billion term loan facility (the “Term Loan Facility”) and a $35.0 million revolving credit facility (the “Revolving Credit Facility”). The funds available under the Revolving Credit Facility may be utilized for borrowings or letters of credit; however, a maximum of $15.0 million may be allocated to such letters of credit. The Revolving Credit Facility matures on November 8, 2021, and the Term Loan Facility matures on November 8, 2023. The Term Loan Facility requires mandatory principal payments in equal quarterly installments of $3.0 million. Additionally, the Company is required to prepay the term loan borrowings in an aggregate amount equal to 50% of excess cash flow, as defined in the Credit Agreement, for such fiscal year depending on the Total Leverage Ratio.

As of December 31, 2019, the average interest rate on the Term Loan Facility was 4.44%. The following table details the outstanding amounts and available borrowings under the Senior Secured Credit Facilities as of (in thousands):

	December 31,	December 31,
	2019	2018
Senior Secured Credit Facilities:
Term Loan Facility:
Principal amount of borrowings	$1,195,000	$1,195,000
Less: cumulative principal payments	(31,898)	(19,907)
Less: unamortized original issue discount	(4,320)	(5,358)
Less: finance costs	(10,667)	(13,390)
	1,148,115	1,156,345
Less: current portion	(11,991)	(11,991)
Long-term debt, net of current portion	$1,136,124	$1,144,354
Revolving Credit Facility:
Total commitment	$35,000	$35,000
Less: outstanding letters of credit	(4,112)	(3,689)
Less: availability reduction due to Total Leverage Ratio	(21,622)	—
Additional borrowing capacity	$9,266	$31,311

The Senior Secured Credit Facilities are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by each of the Company’s existing and future domestic restricted subsidiaries with the exception of FreedomRoads Intermediate Holdco, LLC, the direct parent of FR, and FR and its subsidiaries. The Credit Agreement contains certain restrictive covenants pertaining to, but not limited to, mergers, changes in the nature of the business, acquisitions, additional indebtedness, sales of assets, investments, and the prepayment of dividends subject to certain limitations and minimum operating covenants. Additionally, management has determined that the Senior Secured Credit Facilities include subjective acceleration clauses which could impact debt classification. Management has determined that no events have occurred at December 31, 2019, that would trigger a subjective acceleration clause.

The Credit Agreement requires the Borrower and its subsidiaries to comply on a quarterly basis with a maximum Total Leverage Ratio (as defined in the Credit Agreement), which covenant is in effect only if, as of the end of each calendar quarter, the aggregate amount of borrowings under the revolving credit facility (including swingline loans), letters of credit and unreimbursed letter of credit disbursements outstanding at such time (minus the lesser of (a) $5.0 million and (b) letters of credit outstanding) is greater than 30% of the aggregate amount of the Revolving Lenders’ Revolving Commitments (minus the lesser of (a) $5.0 million and (b) letters of credit outstanding), as defined in the Credit Agreement. As of December 31, 2019, the Company was not subject to this covenant as borrowings under the Revolving Credit Facility did not exceed the 30% threshold. At December 31, 2019, the Company would not have met this covenant if the Company had exceeded the 30% threshold. As such, the Company’s borrowing capacity under the Revolving Credit Facility at December 31, 2019 was limited to $9.3 million of borrowings. The Company was in compliance with all applicable debt covenants at December 31, 2019 and 2018.

Real Estate Facility

As of December 31, 2019 and December 31, 2018, Camping World Property, Inc. (the ‘‘Real Estate Borrower’’), an indirect wholly-owned subsidiary of CWGS, LLC, and CIBC Bank USA (“Lender”), were party to a loan and security agreement for a real estate credit facility with an aggregate maximum principal amount of $21.5 million (“Real Estate Facility”). Borrowings under the Real Estate Facility are guaranteed by CWGS Group, LLC, a wholly-owned subsidiary of CWGS, LLC. The Real Estate Facility may be used to finance the acquisition of real estate assets. The Real Estate Facility is secured by first priority security interest on the real estate assets acquired with the proceeds of the Real Estate Facility (“Real Estate Facility Properties”). The Real Estate Facility matures on October 31, 2023.

As of December 31, 2019, the average interest rate on the Real Estate Facility was 4.92% with a commitment fee of 0.50% of the aggregate unused principal amount of the Real Estate Facility. As of December 31, 2019, the Company had no available capacity under the Real Estate Facility. As of December 31, 2019, a principal balance of $19.7 million was outstanding under the Real Estate Facility.

The Real Estate Facility is subject to certain cross default provisions, a debt service coverage ratio, and other customary covenants. The Company was in compliance with all debt covenants at December 31, 2019 and 2018.

10. Lease Obligations

The Company leases property and equipment throughout the United States primarily under operating leases. The Company’s finance lease is not material. For leases with initial lease terms at commencement that are greater than 12 months, the Company records the related asset and obligation at the present value of lease payments over the term. Many of the Company’s leases include rental escalation clauses, renewal options and/or termination options that are factored into the determination of lease payments when appropriate. The Company aggregates non-lease components with the related lease components when evaluating the accounting treatment for property, equipment, and billboard leases.

Many of the Company’s lease agreements include fixed rental payments. Certain of its lease agreements include fixed rental payments that are adjusted periodically for changes in the Consumer Price Index (“CPI”). Payments based on a change in an index or a rate, rather than a specified index or rate, are not considered in the determination of lease payments for purposes of measuring the related lease liability. While lease liabilities are not remeasured as a result of changes to the CPI, changes to the CPI are typically treated as variable lease payments and recognized in the period in which the obligation for those payments are incurred. Common area maintenance, property tax, and insurance associated with triple net leases, as well as payments based on revenue generated at certain leased locations, are included in variable lease costs, but are not included in the measurement of the lease liability.

Most of the Company’s real estate leases include one or more options to renew, with renewal terms that can extend the lease term from one to five years or more. The exercise of lease renewal options is at the Company’s sole discretion. If it is reasonably certain that the Company will exercise such options, the periods covered by such options are included in the lease term and are recognized as part of the operating lease assets and operating lease liabilities. The depreciable life of assets and leasehold improvements are limited to the shorter of the lease term or useful life if there is a transfer of title or purchase option reasonably certain of exercise.

The Company cannot readily determine the rate implicit in its leases. Therefore, the Company must estimate its incremental borrowing rate to discount the lease payments based on information available at lease commencement. The Company estimates its incremental borrowing rate using a yield curve based on the credit rating of its collateralized debt and maturities that are commensurate with the lease term at the applicable commencement or remeasurement date.

The Company leases most of the properties for its RV and Outdoor Retail locations through 266 operating leases. The Company also leases billboards and certain of its equipment primarily through operating leases. The related operating lease assets for these operating leases are included in operating lease assets. The Company’s finance lease is not material.

As of December 31, 2019, the weighted-average remaining lease term and weighted-average discount rate of operating leases was 13.1 years and 7.4%, respectively.

The following presents certain information related to the costs for operating leases during 2019 (in thousands):

Year ended December 31, 2019
Operating Leases
Operating lease cost	$122,431
Short-term lease cost	3,177
Variable lease cost	23,763
Sublease income	(1,380)
Net lease costs	$147,991

The following presents supplemental cash flow information related to leases during 2019 (in thousands):

Year ended December 31, 2019
Operating Leases
Cash paid for amounts included in the measurement of lease liability:
Operating cash flows for leases	$122,073

Operating lease assets obtained in exchange for lease liabilities:
New, remeasured, and terminated leases	$98,282

The following reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities on the balance sheet as of December 31, 2019 (in thousands):

Operating
Leases
2020	$122,430
2021	121,408
2022	116,764
2023	113,384
2024	109,207
Thereafter	859,313
Total lease payments	1,442,506
Less: Imputed interest	(540,581)
Total lease obligations	901,925
Less: Current portion	(58,613)
Noncurrent lease obligations	$843,312

Disclosures related to periods prior to the adoption of ASC 842

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

2019	$118,379
2020	113,256
2021	108,988
2022	104,641
2023	101,524
Thereafter	830,179
Total	$1,376,967

For the years ended December 31, 2018 and 2017, $110.8 million and $86.5 million, of rent expense, respectively, was charged to costs and expenses.

In 2018 and 2017, a subsidiary of FreedomRoads entered into sale leaseback arrangements resulting in gains of less than $0.1 million in 2018 and a loss of less than $0.1 million in 2017. The real properties were originally purchased by FreedomRoads from third parties. In 2018, the Company sold real property of $45.8 million that were originally purchased in 2018 and 2017 for $46.1 million. In 2017, the Company sold real property of $6.0 million that were originally purchased in 2017 for $6.0 million. Under the sale-leaseback arrangements, the real properties were leased back under operating leases for a period of 20 years. The properties are being used as part of the Company’s ongoing operations.

In the fourth quarter of 2018, one lease was derecognized and accounted for as an operating lease after a reduction in the lease deposit to less than two months’ rent as it qualifies for asset derecognition. The derecognition in 2018 resulted in the removal of $4.6 million of right-to-use assets, $4.9 million of right-to-use liabilities, and $0.2 million of deferred rent resulting in a $0.5 million deferred gain which was to be recognized ratably as an offset to rent expense over the term of the lease.

The Company had included the right-to-use assets in property and equipment, net, as follows (in thousands):

December 31,
2018
Right-to-use assets	$5,400
Accumulated depreciation	(540)
$4,860

The following is a schedule by year of the future changes in the right-to-use liabilities as of December 31, 2018 (in thousands):

2019	$486
2020	486
2021	486
2022	486
2023	486
Thereafter	7,889
Total minimum lease payments	10,319
Amounts representing interest	(5,172)
Present value of net minimum right-to-use liability payments	$5,147

The Company leased various fixed assets under capital lease arrangements requiring payments through May 2019. For the year ended December 31, the depreciation of the capital lease assets is included in depreciation. The capital leases were repaid in 2019. The Company included these leases in property and equipment, net at December 31, as follows (in thousands):

2018
Furniture and equipment	$5,741
Accumulated depreciation	(4,917)
$824

11. Income Taxes

The components of the Company’s income tax expense from operations for the year ended December 31, consisted of (in thousands):

	2019	2018	2017
Current:
Federal	$10,605	$13,828	$19,496
State	4,080	5,598	4,448
Deferred:
Federal	9,140	11,970	97,792
State	5,757	(606)	33,174
Income tax expense	$29,582	$30,790	$154,910

A reconciliation of income tax expense from operations to the federal statutory rate for the year ended December 31, is as follows (in thousands):

	2019	2018	2017
Income taxes computed at federal statutory rate(1)	$(19,051)	$20,238	$134,961
State income taxes – net of federal benefit(1)	(4,728)	4,313	13,570
Other differences:
Federal alternative minimum tax and state and local taxes on pass-through entities	937	1,076	1,072
Income taxes computed at the effective federal and state statutory rate for pass-through entities not subject to tax for the Company (2)	(22,089)	(41,367)	(84,747)
Tax benefit from of transfer assets(3)	(14,170)	—	—
Increase in valuation allowance due to transfer of assets(3)	26,350	—	—
Increase in valuation allowance	59,552	43,175	11,194
Impact of 2017 Tax Act (4)	—	—	78,222
Impact of other state tax rate changes	1,653	(2,020)	—
Goodwill impairment	—	6,158	—
Other	1,128	(783)	638
Income tax expense	$29,582	$30,790	$154,910

(1)	Federal and state income tax for 2019, 2018 and 2017 include the tax effect of $2.5 million of income tax benefit, $0.3 million of income tax expense and $38.8 million of income tax benefit, respectively, relating to the revaluation in the Tax Receivable Agreement liability.
(2)	The related income is taxable to the noncontrolling interest.
(3)	These amounts represent the net income tax expense of $12.2 million (composed of an increase in the valuation allowance against the Company’s overall deferred tax assets of $26.4 million, offset by the income tax benefit associated with the transferred assets of $14.2 million) related to the transfer of certain assets, including the Good Sam Club and co-branded credit cards as discussed below.
(4)	Excludes the tax effect of $2.5 million of income tax benefit, $0.3 million of income tax expense and $38.8 million of income tax benefit for 2019, 2018 and 2017, respectively, relating to the revaluation in the Tax Receivable Agreement liability, which is included in federal and state tax.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and operating loss and tax credit carryforwards. Significant items comprising the net deferred tax assets at December 31, were (in thousands):

	2019	2018
Deferred tax liabilities
Accelerated depreciation	$(3)	$(6,468)
Prepaid expenses	(1,676)	(1,238)
Intangible assets	(3,704)	(3,474)
Operating lease assets	(71,221)	—
Lease incentives	(5,226)	—
	(81,830)	(11,180)
Deferred tax assets
Investment impairment	21,601	21,974
Inventory-related	5,029	6,479
Gift cards	1,385	1,478
Deferred revenues	6,859	322
Accrual for employee benefits and severance	1,555	1,401
Stock option expense	(10)	440
Investment in partnership	203,663	208,749
Tax Receivable Agreement liability	28,715	34,184
Net operating loss carryforward	114,617	51,654
Claims reserves	114	126
Intangible assets	2,086	547
Goodwill	2,396	3,836
Deferred book gain	—	770
Accelerated depreciation	1,002	—
Operating lease liabilities	82,785	—
Other reserves	6,195	6,146
	477,992	338,106
Valuation allowance	(266,452)	(180,983)
Net deferred tax assets	$129,710	$145,943

CWH is organized as a Subchapter C corporation and, at December 31, 2019, CWH owned 42.0% of CWGS, LLC (see Note 18 — Stockholders’ Equity). CWGS, LLC is organized as a limited liability company and treated as a partnership for federal tax purposes, with the exception of Americas Road and Travel Club, Inc., CWI, and FreedomRoads RV, Inc. and their wholly-owned subsidiaries, which are Subchapter C corporations. At December 31, 2019, the Subchapter C corporations had federal and state net operating loss carryforwards of approximately $427.4 million and $390.7 million, respectively, which will be able to offset future taxable income. If not used, $55.4 million of federal and $390.7 million of state net operating losses will expire between 2021 and 2039, and $371.9 million will be carried forward indefinitely.

On January 1, 2019, the Company transferred certain assets relating to its Good Sam Club and co-branded credit card from its indirect wholly-owned subsidiary, GSS, an LLC, to its indirect wholly-owned subsidiary, CWI, a corporation. As a result of this transfer, the Company recorded $12.2 million of net income tax expense due to the revaluation of certain deferred tax assets and related changes in valuation allowance. As a result of transferring certain assets relating to its Good Sam Club and co-branded credit card from GSS to CWI, as described above, the Company also re-evaluated the impact on its Tax Receivable Agreement liability related to the reduction of future expected tax amortization. The reduction in future expected tax amortization reduced the Tax Receivable Agreement liability by $7.5 million.

On December 22, 2017, the U.S. enacted comprehensive tax legislation commonly referred to as the 2017 Tax Act. The 2017 Tax Act significantly revised the U.S. corporate income tax by, among other things, lowering the statutory corporate tax rate from 35% to 21% and eliminating certain deductions. The effects of the 2017 Tax Act are reflected in the tables above.

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

The Company evaluates its deferred tax assets on a quarterly basis to determine if they can be realized and establishes valuation allowances when it is more likely than not that all or a portion of the deferred tax assets may not be realized. At December 31, 2019, the Company determined that all of its deferred tax assets (except those of Camping World Inc. (“CW”) and the Outside Basis Deferred Tax Asset discussed below) are more likely than not to be realized. The valuation allowance for CW increased by $79.7 million in the year ended December 31, 2019, compared to an increase of $43.2 million in the year ended December 31, 2018 primarily as a result of increased operating losses incurred during 2019 and transferring certain assets relating to its Good Sam Club and co-branded credit card from GSS to CWI, as described above. Since it was determined that CW would not have sufficient taxable income in the current or carryforward periods under the tax law to realize the future tax benefits of its deferred tax assets, it continues to maintain a full valuation allowance. The Company maintains a partial valuation allowance against the Outside Basis Deferred Tax Asset pertaining to the portion that is not amortizable for tax purposes, since the Company would likely only realize the non-amortizable portion of the Outside Basis Deferred Tax Asset if the investment in CWGS, LLC was divested. The partial valuation allowance for the Outside Basis Deferred Tax Asset increased by $6.2 million in the year ended December 31, 2019, compared to an increase of $5.4 million in the year ended December 31, 2018. The increase in the year ended December 31, 2019 was primarily the result of a reduction in enacted state income tax rates, the transfer of assets described above. The Company and its subsidiaries file U.S. federal income tax returns and tax returns in various states. The Company is not under any material audits in any jurisdiction. With few exceptions, the Company is no longer subject to U.S. federal, state, and local income tax examinations by tax authorities for years before 2016.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements related to a particular tax position are measured based on the largest benefit that has a greater than a 50% likelihood of being realized upon settlement. The amount of unrecognized tax benefits is adjusted as appropriate for changes in facts and circumstances, such as significant amendments to existing tax law, new regulations or interpretations by the taxing authorities, new information obtained during a tax examination, or resolution of an examination. As of December 31, 2019 and 2018, the Company recorded an immaterial amount related to uncertain tax positions.

The Company is party to a tax receivable agreement (the “Tax Receivable Agreement”) that provides for the payment by the Company to the Continuing Equity Owners and Crestview Partners II GP, L.P. of 85% of the amount of tax benefits, if any, the Company actually realizes, or in some circumstances is deemed to realize, as a result of (i) increases in the tax basis from the purchase of common units from Crestview Partners II GP, L.P. in exchange for Class A common stock in connection with the consummation of the IPO and the related transactions and any future redemptions that are funded by the Company and any future redemptions or exchanges of common units by Continuing Equity Owners as described above and (ii) certain other tax benefits attributable to payments made under the Tax Receivable Agreement. The above payments are predicated on CWGS, LLC making an election under Section 754 of the Internal Revenue Code effective for each tax year in which a redemption or exchange (including a deemed exchange) of common units for cash or stock occur. These tax benefit payments are not conditioned upon one or more of the Continuing Equity Owners or Crestview Partners II GP, L.P. maintaining a continued ownership interest in CWGS, LLC. In general, the Continuing Equity Owners’ or Crestview Partners II GP, L.P.’s rights under the Tax Receivable Agreement are assignable, including to transferees of its common units in CWGS, LLC (other than the

Company as transferee pursuant to a redemption or exchange of common units in CWGS, LLC). The Company expects to benefit from the remaining 15% of the tax benefits, if any, which may be realized. During the twelve months ended December 31, 2019 and 2018, 5,725 and 215,486 common units in CWGS, LLC, respectively, were exchanged for Class A common stock subject to the provisions of the Tax Receivable Agreement. The Company recognized a liability for the Tax Receivable Agreement payments due to those parties that redeemed common units, representing 85% of the aggregate tax benefits the Company expects to realize from the tax basis increases related to the exchange, after concluding it was probable that the Tax Receivable Agreement payments would be paid based on estimates of future taxable income. As of December 31, 2019, and December 31, 2018, the amount of Tax Receivable Agreement payments due under the Tax Receivable Agreement was $114.8 million and $134.2 million, respectively, of which $6.6 million and $9.4 million, respectively, were included in current portion of the Tax Receivable Agreement liability in the Consolidated Balance Sheets.

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

12. Fair Value Measurements

Accounting guidance for fair value measurements establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

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

	Fair Value	December 31, 2019		December 31, 2018
($ in thousands)	Measurement	Carrying Value	Fair Value	Carrying Value	Fair Value
Term Loan Facility	Level 2	$1,148,115	$1,104,947	$1,156,345	$1,116,338
Floor Plan Facility Revolving Line of Credit	Level 2	40,885	41,299	38,739	40,139
Real Estate Facility	Level 2	19,521	21,030	9,520	10,850

13. Commitments and Contingencies

Sponsorship and Other Agreements

The Company enters into sponsorship agreements from time to time. Current sponsorship agreements run through 2024. The agreements consist of annual fees payable in aggregate of $10.0 million in 2020, $10.4 million in 2021, $10.7 million in 2022, $1.4 million in 2023, and $1.5 million in 2025 and thereafter, which are recognized to expense over the expected benefit period.

The Company entered into a subscription agreement for a customer relationship management software application in 2014. The subscription agreement was amended on October 28, 2016 and again October 18, 2017. The newly amended subscription agreement for future software services consists of annual fees payable as follows: $4.5 million in 2019, $4.8 million in 2020, and $5.0 million in 2021. Expense is recognized ratably over the term of the agreement.

Self-Insurance Program

Self-insurance reserves represent amounts established as a result of insurance programs under which the Company self-insures portions of the business risks. The Company carries substantial premium-paid, traditional risk transfer insurance for various business risks. The Company self-insures and establishes reserves for the retention on workers’ compensation insurance, general liability, automobile liability, professional errors and omission liability, and employee health claims. The self-insured claims liability was approximately $18.4 million and $15.7 million at December 31, 2019 and 2018, respectively. The determination of such claims and expenses and the appropriateness of the related liability are continually reviewed and updated. The self-insurance accruals are calculated by actuaries and are based on claims filed and include estimates for claims incurred but not yet reported. Projections of future losses, including incurred but not reported losses, are inherently uncertain because of the random nature of insurance claims and could be substantially affected if occurrences and claims differ significantly from these assumptions and historical trends. In addition, the Company has obtained letters of credit as required by insurance carriers. As of December 31, 2019 and 2018, these letters of credit were approximately $15.3 million and $14.0 million, respectively. This includes $11.2 million and $10.4 million as of December 31, 2019 and 2018, respectively, issued under the FreedomRoads, LLC Floor Plan Facility (see Note 4 — Inventories, net and Notes Payable — Floor Plan, net), and the balance issued under the Company’s Senior Secured Credit Facilities (see Note 9 — Long-Term Debt).

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

While the Company believes it has meritorious defenses to the claims of the plaintiffs and members of the putative class, the Company has been engaged in a mediation process with the plaintiffs in the Consolidated Complaint in an effort to avoid the uncertainty and expense of litigation, and as a result, is currently having ongoing settlement discussions. However, there can be no assurance that a settlement agreement will ultimately be reached. The parties have informed the court of the status of their negotiations, and on January 24, 2020, the court struck the pending motions to dismiss without prejudice. Any losses that the Company believes are probable are expected to be covered directly by the Company’s applicable insurance policies. The Company is not currently able to estimate a range of reasonably possible loss in excess of any amount that would be paid directly by the Company’s insurance carriers. Moreover, no assurance can be made that this matter either individually or together with the potential for similar suits, will not result in a material financial exposure in excess of insurance coverage, which could have a material adverse effect upon the Company's financial condition and results of operations.

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

14. Related Party Transactions

Transactions with Directors, Equity Holders and Executive Officers

FreedomRoads leases various RV and Outdoor Retail locations from managers and officers. During 2019, 2018 and 2017, the related party lease expense for these locations was $2.2 million, $1.9 million and $2.0 million, respectively.

In January 2012, FreedomRoads entered into a lease (the “Original Lease”) for the offices in Lincolnshire, Illinois, which was amended as of March 2013. The Original Lease base rent was $29,000 per month that was amended to $31,500 per month in March 2013 and is subject to annual increases. Commencing on November 1, 2019, by way of the Second Amendment to the Office Lease, the Company

began leasing additional space for an additional monthly base rent of $5,200. The Company’s Chairman and Chief Executive Officer has personally guaranteed the lease.

Other Transactions

Cumulus Media Inc. (“Cumulus Media”) has provided radio advertising for the Company through Cumulus Media’s subsidiary, Westwood One, Inc. Crestview Partners II GP, L.P., an affiliate of CVRV, was the beneficial owner of Cumulus Media’s Class A common stock until approximately June 6, 2018, according to Crestview Partners II GP, L.P.’s most recently filed Schedule 13D amendment with respect to the company. For the years ended December 31, 2018 and 2017, the Company incurred Cumulus Media expenses of $0.3 million and $0.4 million, respectfully, for the aforementioned advertising services. Cumulus Media was no longer a related party in the year ended December 31, 2019.

The Company does business with certain companies in which Mr. Lemonis has a direct or indirect material interest. The Company purchased fixtures for interior store sets at the Company’s retail locations from Precise Graphix. Mr. Lemonis has a 67% economic interest in Precise Graphix and the Company incurred expenses from Precise Graphix of $1.4 million, $5.6 million and $2.7 million for the years ended December 31, 2019, 2018 and 2017, respectively. The Company purchased point of purchase and visual merchandise displays from JD Custom Design (“JD Custom”) for use in Camping World’s retail store operations. Mr. Lemonis is a holder of 52% of the combined voting power in JD Custom and the Company paid JD Custom $0, $0.4 million and $0 for the years ended December 31, 2019, 2018 and 2017, respectively.

The Company does business with certain companies in which Stephen Adams, a member of the Company’s board of directors, has a direct or indirect material interest. The Company from time to time purchases advertising services from Adams Radio of Fort Wayne LLC (“Adams Radio”), in which Mr. Adams has an indirect 90% interest. The Company paid Adams Radio $0.2 million, $0.2 million, and $0 for the years ended December 31, 2019, 2018 and 2017, respectively.

The Company paid Kaplan, Strangis and Kaplan, P.A., of which Andris A. Baltins is a member, and a member of the Company’s board of directors, $0.3 million for each of the years ended December 31, 2019, 2018 and 2017, respectively, for legal services.

15. Acquisitions

In 2019 and 2018, subsidiaries of the Company acquired the assets or stock of multiple RV dealerships that constituted businesses under accounting rules. The Company used a combination of cash, and floor plan financing, and additional borrowing on the Term Loan Facility in March 2018 (see Note 9 — Long-term Debt) to complete the acquisitions. The Company considers acquisitions of independent dealerships to be a fast and capital efficient alternative to opening new RV and Outdoor Retail locations to expand its business and grow its customer base. The Company acquires consumer shows as another channel for increasing its customer base. Additionally, the Company believes that its experience and scale allow it to operate these acquired dealerships. The acquired businesses were recorded at their estimated fair values under the acquisition method of accounting. The balance of the purchase prices in excess of the fair values of net assets acquired were recorded as goodwill.

In 2019, the RV and Outdoor Retail segment acquired the assets of various RV dealership groups comprised of five locations for an aggregate purchase price of approximately $48.4 million. The purchases were partially funded through $13.9 million of borrowings under the Floor Plan Facility revolving line of credit.

For the years ended December 31, 2019 and 2018, the Company purchased real property of $31.6 million and $120.8 million, respectively, of which $2.9 million and $21.6 million, respectively, was from parties related to the sellers of the businesses.

The estimated fair values of the assets acquired and liabilities assumed for the acquisitions of dealerships, retail and consumer shows consist of the following:

	Year Ended December 31,		Estimated
($ in thousands)	2019	2018	Life
Tangible assets (liabilities) acquired (assumed):
Cash and cash equivalents	$—	$2,648
Contracts in transit	—	104
Accounts receivable, net	—	100
Inventories, net	19,856	47,666
Prepaid expenses and other assets	95	201
Property and equipment, net	359	948
Deferred tax asset, net	—	48
Other assets	—	—
Accounts payable	(2)	(64)
Accrued liabilities	(114)	(1,455)
Deferred revenues and gains	—	(168)
Other liabilities	—	—
Total tangible net assets acquired	20,194	50,028
Intangible assets acquired:
Trademarks and trade names	—	318	15 years
Membership and customer lists	—	766	4-7 years
Total intangible assets acquired	—	1,084
Goodwill	28,224	50,776
Purchase price	48,418	101,888
Cash and cash equivalents acquired	—	(2,648)
Cash paid for acquisitions, net of cash acquired	48,418	99,240
Inventory purchases financed via floor plan	(13,853)	(34,313)
Cash payment net of floor plan financing	$34,565	$64,927

The fair values above are preliminary relating to the year ended December 31, 2019 as they are subject to measurement period adjustments for up to one year from the date of acquisition as new information is obtained about facts and circumstances that existed as of the acquisition date relating to the valuation of the acquired assets, including acquired inventories. The primary items that generated the goodwill are the value of the expected synergies between the acquired businesses and the Company and the acquired assembled workforce, neither of which qualify for recognition as a separately identified intangible asset. For the years ended December 31, 2019 and 2018, acquired goodwill of $28.2 million and $34.4 million is expected to be deductible for tax purposes. Included in the years ended December 31, 2019 and 2018 consolidated financial results were $44.6 million and $105.8 million of revenue, respectively, and $0.3 million and $4.2 million of pre-tax income, respectively, of the acquired dealerships from the applicable acquisition dates. Pro forma information on these acquisitions has not been included, because the Company has deemed them to not be individually or cumulatively material.

16. Statements of Cash Flows

Supplemental disclosures of cash flow information for the years ended December 31, are as follows (in thousands):

	Year Ended
	December 31,	December 31,	December 31,
	2019	2018	2017
Cash paid during the period for:
Interest	$105,776	$94,591	$65,202
Income taxes	5,900	17,683	35,432
Non-cash investing activities:
Derecognized property and equipment for leases that qualified as operating leases after completion of construction	—	(4,628)	—
Leasehold improvements paid by lessor	21,749	27,022	4,908
Vehicles transferred to property and equipment from inventory	827	919	1,555
Portion of acquisition purchase price paid through issuance of Class A common stock	—	—	5,720
Derecognition of non-tenant improvements	—	8,134	—
Capital expenditures in accounts payable and accrued liabilities	3,158	8,441	6,721
Non-cash financing activities:
Par value of Class A common stock issued in exchange for common units in CWGS, LLC	—	3	130
Par value of Class A common stock issued for vested restricted stock units	4	3	—
Par value of Class A common stock repurchased for withholding taxes on vested RSUs	(1)	(1)	—
Par value of Class A common stock issued for acquisition	—	—	1

17. Benefit Plan

The Freedom Roads 401(k) Defined Contribution Plan (“FreedomRewards 401(k) Plan”) is qualified under Sections 401(a) and 401(k) of the Internal Revenue Service Code of 1986, as amended. Effective January 1, 2012, the GSE 401(k) Plan was merged with the FreedomRewards 401(k) Plan. Effective January 1, 2007, Camping World elected to begin participating in the FreedomRewards 401(k) Plan. All employees over age 18, including the executive officers, are eligible to participate in the Freedom Rewards 401(k) Plan. Any favorable vesting was grandfathered for any affected participants pursuant to FreedomRewards 401(k) Plan Amendment No. 3 signed December 15, 2011, and effective January 1, 2012. Non-highly compensated employees may defer up to 75% of their eligible compensation up to the Internal Revenue Service limits. Highly compensated employees may defer up to 15% of their eligible compensation up to the Internal Revenue Service limits. There were no contributions to the FreedomRewards 401(k) Plan in 2019, 2018 or 2017.

18. Stockholders’ Equity

CWGS, LLC Ownership

CWH is the sole managing member of CWGS, LLC and, although CWH has a minority economic interest in CWGS, LLC of 42.0%, 41.9%, and 41.5% as of December 31, 2019, 2018, and 2017, respectively, CWH has the sole voting power in, and controls the management of, CWGS, LLC. The remaining 58.0%, 58.1%, and 58.5% of CWGS, LLC as of December 31, 2019, 2018, and 2017, respectively, was held by the “Continuing Equity Owners,” whom the Company defines as collectively, ML Acquisition Company, a Delaware limited liability company, indirectly owned by each of Stephen Adams and the Company’s Chairman and Chief Executive Officer, Marcus Lemonis ("ML Acquisition”), funds controlled by Crestview Partners II

GP, L.P. and, collectively, the Company’s named executive officers (excluding Marcus Lemonis), Andris A. Baltins and K. Dillon Schickli, who are members of the Company’s board of directors, and certain other current and former non-executive employees and former directors, in each case, who held profit units in CWGS, LLC pursuant to CWGS, LLC’s equity incentive plan that was in existence prior to the Company’s IPO and who received common units of CWGS, LLC in exchange for their profit units in connection with the reorganization transactions at the time of the IPO (collectively, the “Former Profit Unit Holders”) and each of their permitted transferees that own common units in CWGS, LLC and who may redeem at each of their options their common units for, at the Company’s election (determined solely by the Company’s independent directors (within the meaning of the rules of the New York Stock Exchange) who are disinterested), cash or newly issued shares of the Company’s Class A common stock. Accordingly, the Company consolidated the financial results of CWGS, LLC and reported a non-controlling interest in its consolidated financial statements.

Common Stock Economic and Voting Rights

Each share of the Company’s Class A common stock and Class B common stock entitles its holders to one vote per share on all matters presented to the Company’s stockholders generally; provided that, for as long as ML Acquisition Company, LLC, a Delaware limited liability company, indirectly owned by each of Stephen Adams and the Company’s Chairman and Chief Executive Officer, Marcus Lemonis, and its permitted transferees of common units (collectively, the “ML Related Parties”), directly or indirectly, beneficially own in the aggregate 27.5% or more of all of the outstanding common units of CWGS, LLC, the shares of Class B common stock held by the ML Related Parties will entitle the ML Related Parties to the number of votes necessary such that the ML Related Parties, in the aggregate, cast 47% of the total votes eligible to be cast by all of the Company’s stockholders on all matters presented to a vote of the Company’s stockholders generally. Additionally, the one share of Class C common stock entitles its holder to the number of votes necessary such that the holder casts 5% of the total votes eligible to be cast by all of the Company’s stockholders on all matters presented to a vote of the Company’s stockholders generally. The one share of Class C common stock is owned by ML RV Group, LLC, a Delaware limited liability company, wholly-owned by the Company’s Chairman and Chief Executive Officer, Marcus Lemonis.

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

19. Non-Controlling Interests

As described in Note 18 — Stockholders’ Equity, CWH is the sole managing member of CWGS, LLC and, as a result, consolidates the financial results of CWGS, LLC. The Company reports a non-controlling interest representing the common units of CWGS, LLC held by Continuing Equity Owners. Changes in CWH’s ownership interest in CWGS, LLC while CWH retains its controlling interest in CWGS, LLC will be accounted for as equity transactions. As such, future redemptions or direct exchanges of common units of CWGS, LLC by the Continuing Equity Owners will result in a change in ownership and reduce or increase the amount recorded as non-controlling interest and increase or decrease additional paid-in capital when CWGS, LLC has positive or negative net assets, respectively. At December 31, 2019 and 2018, CWGS, LLC had negative net assets, which resulted in negative non-controlling interest amounts on the Consolidated Balance Sheets. At the end of each period, the Company will record a non-controlling interest adjustment to additional paid-in capital such that the non-controlling interest on the Consolidated Balance Sheet is equal to the non-controlling interest’s ownership share of the underlying CWGS, LLC net assets (see the Consolidated Statement of Stockholders’ Equity (Deficit)).

As of December 31, 2019 and December 31, 2018, there were 89,158,273 and 88,867,373 common units of CWGS, LLC interests outstanding, respectively, of which CWH owned 37,488,989 and 37,192,364 common units of CWGS, LLC, respectively, representing 42.0% and 41.9% ownership interest in CWGS, LLC., respectively, and the Continuing Equity Owners owned 51,669,284 and 51,675,009 common units of CWGS, LLC, respectively, representing 58.0% and 58.1% ownership interests in CWGS, LLC, respectively.

The following table summarizes the effects of changes in ownership in CWGS, LLC on the Company’s equity:

	Year Ended December 31,
($ in thousands)	2019	2018	2017
Net income (loss) attributable to Camping World Holdings, Inc.	$(60,591)	$10,398	$29,853
Transfers to non-controlling interests:
Decrease in additional paid-in capital as a result of the purchase of common units from CWGS, LLC with proceeds from a public offering	—	—	(87,203)
Decrease in additional paid-in capital as a result of the contribution of Class A common stock to CWGS, LLC for an acquisition by a subsidiary	—	—	(3,678)
Decrease in additional paid-in capital as a result of the purchase of common units from CWGS, LLC with proceeds from the exercise of stock options	—	(86)	(970)
Increase in additional paid-in capital as a result of the vesting of restricted stock units	736	881	257
Decrease in additional paid-in capital as a result of repurchases of Class A common stock for withholding taxes on vested RSUs	(1,477)	(1,364)	—
Increase in additional paid-in capital as a result of the redemption of common units of CWGS, LLC	(478)	4,536	177,747
Change from net income (loss) attributable to Camping World Holdings, Inc. and transfers to non-controlling interests	$(61,810)	$14,365	$116,006

20. Equity-based Compensation Plans

The following table summarizes the equity-based compensation that has been included in the following line items within the consolidated statements of operations during:

	Year Ended December 31,
($ in thousands)	2019	2018	2017
Equity-based compensation expense:
Costs applicable to revenue	$847	$820	$386
Selling, general, and administrative	12,298	13,268	4,723
Total equity-based compensation expense	$13,145	$14,088	$5,109
Total income tax benefit recognized related to equity-based compensation	$1,275	$1,350	$619

2016 Incentive Award Plan

In October 2016, the Company adopted the 2016 Incentive Award Plan (the “2016 Plan”) under which the Company may grant up to 14,693,518 stock options, restricted stock units, and other types of equity-based awards to employees, consultants or non-employee directors of the Company. The Company does not intend to use cash to settle any of its equity-based awards. Upon the exercise of a stock option award, the vesting of a restricted stock unit or the award of common stock or restricted stock, shares of Class A common stock are issued from authorized but unissued shares. Stock options and restricted stock units granted to employees generally vest in equal annual installments over a three to five-year period and are canceled upon termination of employment. In accordance with the 2016 Plan, the Company’s Compensation Committee may modify these vesting terms at its discretion. Stock options are granted with an exercise price equal to the fair market value of the Company’s Class A common stock on the date of grant. Stock option grants expire after ten years unless canceled earlier due to termination of employment. Restricted stock units granted to non-employee directors vest in equal annual installments over a one-year or three-year period subject to voluntary deferral elections made prior to the grant.

The Company did not grant any stock options during the years ended December 31, 2019, 2018, or 2017. A summary of stock option activity for the year ended December 31, 2019 is as follows:

				Weighted Average
			Aggregate	Remaining
	Stock Options	Weighted Average	Intrinsic Value	Contractual Life
	(in thousands)	Exercise Price	(in thousands)	(years)
Outstanding at December 31, 2018	885	$21.85
Forfeited	(140)	$21.76
Outstanding at December 31, 2019	745	$21.86	$—	6.6
Options exercisable at December 31, 2019	547	$21.87	$—	6.6

At December 31, 2019, total unrecognized compensation cost related to unvested stock options was $1.1 million and is expected to be recognized over a weighted-average period of 0.8 years.

There were no exercises of stock options during the year ended December 31, 2019. The intrinsic value of stock options exercised was $0.1 million and $1.7 million for the years ended December 31, 2018 and 2017, respectively. The actual tax benefit for the tax deductions from the exercise of stock options was not significant and $0.3 million for the years ended December 31, 2018 and 2017, respectively.

A summary of restricted stock unit activity for the year ended December 31, 2019 is as follows:

	Restricted	Weighted Average
	Stock Units	Grant Date
	(in thousands)	Fair Value
Outstanding at December 31, 2018	1,426	$32.42
Granted	968	$11.17
Vested	(417)	$28.25
Forfeited	(171)	$28.06
Outstanding at December 31, 2019	1,806	$19.68

The weighted-average grant date fair value of restricted stock units granted during the years ended December 31, 2019, 2018 and 2017 were $11.17, $25.73, and $39.10, respectively. At December 31, 2019, the intrinsic value of unvested restricted stock units was $26.6 million. At December 31, 2019, total unrecognized compensation cost related to unvested restricted stock units was $30.9 million and is expected to be recognized over a weighted-average period of 2.8 years.

The fair value of restricted stock units that vested during the years ended December 31, 2019, 2018, and 2017 was $11.8 million, $5.6 million, and $1.3 million, respectively. The actual tax benefit for the tax deductions from the vesting of restricted stock units was $0.7 million, $0.7 million, and $0.3 million for the years ended December 31, 2019, 2018, and 2017, respectively. The restricted stock units that vested were typically net share settled such that the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld were based on the value of the restricted stock units on their respective vesting dates as determined by the Company’s closing stock price. Total payments for the employees’ tax obligations to taxing authorities are reflected as a financing activity within the Consolidated Statements of Cash Flows. These net share settlements had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company.

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

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

	Year Ended December 31,
(In thousands except per share amounts)	2019	2018	2017
Numerator:
Net (loss) income	$(120,301)	$65,581	$230,692
Less: net loss (income) attributable to non-controlling interests	59,710	(55,183)	(200,839)
Net income (loss) attributable to Camping World Holdings, Inc. — basic	(60,591)	10,398	29,853
Add: reallocation of net income attributable to non-controlling interests from the assumed dilutive effect of stock options and RSUs	(71)	—	—
Add: reallocation of net income attributable to non-controlling interests from the assumed exchange of common units of CWGS, LLC for Class A common stock	—	14,240	—
Net income (loss) attributable to Camping World Holdings, Inc. — diluted	$(60,662)	$24,638	$29,853
Denominator:
Weighted-average shares of Class A common stock outstanding — basic	37,310	36,985	26,622
Dilutive options to purchase Class A common stock	—	78	—
Dilutive restricted stock units	40	83	—
Dilutive common units of CWGS, LLC that are convertible into Class A common stock	—	51,732	—
Weighted-average shares of Class A common stock outstanding — diluted	37,350	88,878	26,622

Earnings (loss) per share of Class A common stock — basic	$(1.62)	$0.28	$1.12
Earnings (loss) per share of Class A common stock — diluted	$(1.62)	$0.28	$1.12

Weighted-average anti-dilutive securities excluded from the computation of diluted earnings per share of Class A common stock:
Stock options to purchase Class A common stock	795	681	1,063
Restricted stock units	1,179	1,037	393
Common units of CWGS, LLC that are convertible into Class A common stock	51,670	—	59,995

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

As previously discussed, the Company previously had three reportable segments: (i) Consumer Services and Plans, (ii) Dealership and (iii) Retail. Following the realignment, the Company now has the following two reportable segments: (i) Good Sam Services and Plans, and (ii) RV and Outdoor Retail. In conjunction with the first quarter 2019 realignment of its reporting structure, the Company combined its prior Dealership and Retail segments into the RV and Outdoor Retail segment and reclassified the Good Sam Club and co-branded credit card operations to the RV and Outdoor Retail segment from the Consumer Services and Plans segment to reflect the alignment and synergies of these businesses with the RV and Outdoor Retail locations. Within the Good Sam Services and Plans segment, the Company primarily derives revenue from the sale of the following offerings: emergency roadside assistance; property and casualty insurance programs; travel assist programs; extended vehicle service contracts; vehicle financing and refinancing; shows and events; and publications and directories. Within the RV and Outdoor Retail segment, the

Company primarily derives revenue from the sale of new and used RVs; the sale of RV products and services, including the sale of parts, accessories, supplies and services for RVs, and equipment, gear and supplies for camping, hunting, fishing, skiing, snowboarding, bicycling, skateboarding, marine and watersport and other outdoor activities; commissions on the finance and insurance contracts related to the sale of RVs; and Good Sam Club memberships and co-branded credit cards.

The reportable segments identified above are the business activities of the Company for which discrete financial information is available and for which operating results are regularly reviewed by the Company’s chief operating decision maker to allocate resources and assess performance. The Company’s chief operating decision maker is a group comprised of the Chief Executive Officer and the President. Segment revenue includes intersegment revenue. Segment income includes intersegment allocations for subsidiaries and shared resources.

Reportable segment revenue, segment income, floor plan interest expense, depreciation and amortization, other interest expense, net, total assets, and capital expenditures are as follows:

	Year Ended December 31, 2019
	Good Sam	RV and
	Services	Outdoor	Intersegment
($ in thousands)	and Plans	Retail	Eliminations	Total
Revenue:
Good Sam services and plans	$181,526	$—	$(1,988)	$179,538
New vehicles	—	2,375,477	(5,156)	2,370,321
Used vehicles	—	860,032	(2,404)	857,628
Products, service and other	—	1,036,439	(1,862)	1,034,577
Finance and insurance, net	—	411,035	(9,733)	401,302
Good Sam Club	—	48,653	—	48,653
Total consolidated revenue	$181,526	$4,731,636	$(21,143)	$4,892,019

	Year Ended December 31, 2018
	Good Sam	RV and
	Services	Outdoor	Intersegment
($ in thousands)	and Plans	Retail	Eliminations	Total
Revenue:
Good Sam services and plans	$174,641	$—	$(1,981)	$172,660
New vehicles	—	2,517,978	(5,124)	2,512,854
Used vehicles	—	734,108	(2,091)	732,017
Products, service and other	—	951,814	(2,431)	949,383
Finance and insurance, net	—	394,214	(10,503)	383,711
Good Sam Club	—	41,392	—	41,392
Total consolidated revenue	$174,641	$4,639,506	$(22,130)	$4,792,017

	Year Ended December 31, 2017
	Good Sam	RV and
	Services	Outdoor	Intersegment
($ in thousands)	and Plans	Retail	Eliminations	Total
Revenue:
Good Sam services and plans	$163,374	$—	$(1,486)	$161,888
New vehicles	—	2,440,381	(4,453)	2,435,928
Used vehicles	—	671,024	(2,164)	668,860
Products, service and other	—	655,485	(2,666)	652,819
Finance and insurance, net	—	333,988	(7,379)	326,609
Good Sam Club	—	33,726	—	33,726
Total consolidated revenue	$163,374	$4,134,604	$(18,148)	$4,279,830

	Year Ended December 31,
($ in thousands)	2019	2018	2017
Segment income (loss):(1)
Good Sam Services and Plans	$83,635	$81,138	$73,976
RV and Outdoor Retail	(42,609)	138,085	291,594
Total segment income (loss)	41,026	219,223	365,570
Corporate & other	(12,455)	(6,821)	(5,373)
Depreciation and amortization	(59,932)	(49,322)	(31,545)
Other interest expense, net	(69,363)	(63,329)	(42,959)
Tax Receivable Agreement liability adjustment	10,005	(1,324)	100,758
Loss and expense on debt restructure	—	(2,056)	(849)
(Loss) income before income taxes	$(90,719)	$96,371	$385,602

(1)	Segment income is defined as income from operations before depreciation and amortization plus floor plan interest expense. The Company has recast certain prior period amounts to conform to the two segments presented in 2019.

	Year Ended December 31,
($ in thousands)	2019	2018	2017
Depreciation and amortization:
Good Sam Services and Plans	$4,304	$3,328	$3,482
RV and Outdoor Retail	55,628	45,406	28,063
Subtotal	59,932	48,734	31,545
Corporate & other	—	588	—
Total depreciation and amortization	$59,932	$49,322	$31,545

	Year Ended December 31,
($ in thousands)	2019	2018	2017
Other interest expense, net:
Good Sam Services and Plans	$(1)	$4	$(2)
RV and Outdoor Retail	8,941	8,073	5,883
Subtotal	8,940	8,077	5,881
Corporate & other	60,423	55,252	37,078
Total other interest expense, net	$69,363	$63,329	$42,959

	As of December 31,
($ in thousands)	2019	2018	2017
Assets:
Good Sam Services and Plans	$138,360	$146,012	$152,902
RV and Outdoor Retail	3,047,652	2,467,519	2,106,167
Subtotal	3,186,012	2,613,531	2,259,069
Corporate & other	190,228	193,156	307,957
Total assets	$3,376,240	$2,806,687	$2,567,026

	Year Ended December 31,
($ in thousands)	2019	2018	2017
Capital expenditures:
Good Sam Services and Plans	$2,952	$2,477	$3,260
RV and Outdoor Retail	85,405	251,882	77,511
Subtotal	88,357	254,359	80,771
Corporate and other	(1)	—	—
Total capital expenditures	$88,356	$254,359	$80,771

23. Quarterly Financial Information (Unaudited)

The three months ended December 31, 2019 and September 30, 2019, reflect long-lived asset impairments of approximately $16.3 million and $50.0 million, respectively, and restructuring charges of $19.5 million and $27.7 million, respectively, relating to the 2019 Strategic Shift as described in Note 5 — Restructuring and Long-lived Asset Impairments. The three months ended December 31, 2018 reflect the impairment of goodwill of $40.0 million relating to the RV and Outdoor Retail reporting unit as described in Note 7 — Goodwill and Intangible Assets.

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
($ in thousands)	2019	2019	2019	2019	2018	2018	2018	2018
Revenue	$964,931	$1,387,972	$1,474,347	$1,064,769	$982,393	$1,309,486	$1,441,477	$1,058,661
Income (loss) from operations	(66,132)	(32,307)	90,304	16,882	(43,023)	80,663	117,704	45,671
Net (loss) income	(80,854)	(65,263)	52,623	(26,807)	(71,254)	46,155	77,132	13,548
Net income (loss) attributable to Camping World Holdings, Inc.	(28,521)	(30,692)	18,017	(19,395)	(30,328)	14,123	24,782	1,821
Earnings (loss) per share of Class A common stock:
Basic	$(0.76)	(0.82)	0.48	(0.52)	$(0.82)	$0.38	$0.67	$0.05
Diluted	$(0.89)	(0.82)	0.46	(0.52)	$(0.83)	$0.38	$0.67	$0.05

(1)

Schedule I: Condensed Financial Information of Registrant

Camping World Holdings, Inc.

Condensed Balance Sheets

(Parent Company Only)

(In Thousands Except Share Amounts)

	December 31,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$44,991	$31,537
Intercompany receivable	—	2,518
Prepaid income taxes and other	1,388	9,049
Total current assets	46,379	43,104

Deferred tax asset	127,689	144,006
Investment in subsidiaries	(91,879)	(8,363)
Total assets	$82,189	$178,747

Liabilities and stockholders' equity
Current liabilities:
Current portion of liabilities under Tax Receivable Agreement	$6,563	$9,446
Total current liabilities	6,563	9,446

Liabilities under Tax Receivable Agreement, net of current portion	108,228	124,763
Total liabilities	114,791	134,209

Commitments and contingencies	—	—

Stockholders' equity:
Preferred stock, par value $0.01 per share – 20,000,000 shares authorized; none issued and outstanding as of December 31, 2019 and December 31, 2018	—	—
Class A common stock, par value $0.01 per share – 250,000,000 shares authorized; 37,701,584 issued and 37,488,989 outstanding as of December 31, 2019 and 37,278,690 issued and 37,192,364 outstanding as of December 31, 2018	375	372
Class B common stock, par value $0.0001 per share – 75,000,000 shares authorized; 69,066,445 issued; and 50,706,629 outstanding as of December 31, 2019 and December 31, 2018	5	5
Class C common stock, par value $0.0001 per share – one share authorized, issued and outstanding as of December 31, 2019 and December 31, 2018	—	—
Additional paid-in capital	50,152	47,531
Retained deficit	(83,134)	(3,370)
Total stockholders' (deficit) equity	(32,602)	44,538
Total liabilities and stockholders' equity	$82,189	$178,747

See accompanying Notes to Condensed Financial Information

Schedule I: Condensed Financial Information of Registrant (continued)

Camping World Holdings, Inc.

Condensed Statements of Operations

(Parent Company Only)

(In Thousands)

	Year Ended December 31,
	2019	2018	2017
Revenue:
Intercompany revenue	$11,642	$7,066	$4,768
Total revenue	11,642	7,066	4,768

Operating expenses:
Selling, general, and administrative	11,642	7,066	4,770
Total operating expenses	11,642	7,066	4,770

Loss from operations	—	—	(2)

Other interest expense, net	—	(15)	—
Tax Receivable Agreement liability adjustment	10,005	(1,324)	100,758
Equity in net (loss) income of subsidiaries	(43,317)	39,266	82,430

(Loss) income before income taxes	(33,312)	37,927	183,186
Income tax expense	(27,279)	(27,529)	(153,333)
Net (loss) income	$(60,591)	$10,398	$29,853

See accompanying Notes to Condensed Financial Information

Schedule I: Condensed Financial Information of Registrant (continued)

Camping World Holdings, Inc.

Condensed Statements of Cash Flows

(Parent Company Only)

(In Thousands)

	For the Year Ended December 31,
	2019	2018	2017
Operating activities
Net (loss) income	$(60,591)	$10,398	$29,853

Adjustments to reconcile net (loss) income to net cash used in operating activities:
Equity in net loss (income) of subsidiaries	43,317	(39,266)	(82,430)
Deferred tax expense	14,981	10,908	133,639
Tax Receivable Agreement liability adjustment	(10,005)	1,324	(100,758)
Change in assets and liabilities, net of acquisitions:
Intercompany receivables	2,518	(2,518)	—
Prepaid income taxes and other assets	7,671	1,464	(10,656)
Accounts payable and other accrued liabilities	—	(44)	(1,147)
Payment pursuant to Tax Receivable Agreement	(9,425)	(8,914)	(203)
Net cash used in operating activities	(11,534)	(26,648)	(31,702)

Investing activities
Purchases of LLC Interest from CWGS, LLC	—	(271)	(124,150)
Distributions received from CWGS, LLC	47,866	65,940	66,092
Net cash provided by (used in) investing activities	47,866	65,669	(58,058)

Financing activities
Proceeds from issuance of Class A common stock sold in a public offering net of underwriter discounts and commissions	—	—	122,544
Proceeds from issuance of Class B common stock	—	—	—
Dividends paid to Class A common stockholders	(22,878)	(22,697)	(22,241)
Proceeds from exercise of stock options	—	153	1,728
Disgorgement of short-swing profits by Section 16 officer	—	557	—
Net cash provided by (used in) financing activities	(22,878)	(21,987)	102,031

Increase in cash and cash equivalents	13,454	17,034	12,271
Cash and cash equivalents at beginning of year	31,537	14,503	2,232
Cash and cash equivalents at end of the year	$44,991	$31,537	$14,503

See accompanying Notes to Condensed Financial Information

Schedule I: Condensed Financial Information of Registrant (continued)

Camping World Holdings, Inc.

Notes to Condensed Financial Information

(Parent Company Only)

December 31, 2019

1. Organization

Camping World Holdings, Inc. (the “Parent Company”) was formed on March 8, 2016 as a Delaware corporation and is a holding company with no direct operations. The Parent Company's assets consist primarily of cash and cash equivalents, its equity interest in CWGS Enterprises, LLC ("CWGS, LLC”), and certain deferred tax assets

The Parent Company's cash inflows are primarily from cash dividends or distributions and other transfers from CWGS, LLC. The amounts available to the Parent Company to fulfill cash commitments and pay cash dividends on its common stock are subject to certain restrictions in CWGS, LLC’s Senior Secured Credit Facilities. See Note 9 to the consolidated financial statements.

2. Basis of Presentation

These condensed parent company financial statements should be read in conjunction with the consolidated financial statements of Camping World Holdings, Inc. and the accompanying notes thereto, included in this Form 10-K. For purposes of this condensed financial information, the Parent Company's interest in CWGS, LLC is recorded based upon its proportionate share of CWGS, LLC's net assets (similar to presenting them on the equity method).

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

Certain intercompany balances presented in these condensed Parent Company financial statements are eliminated in the consolidated financial statements. For the years ended December 31, 2019, 2018, and 2017, the full amounts of intercompany revenue and equity in net income of subsidiaries in the accompanying Parent Company Statements of Operations were eliminated in consolidation. No intercompany receivable was owed to the Parent Company by CWGS, LLC at December 31, 2019. A $2.5 million of an intercompany receivable was owed to the Parent Company by CWGS, LLC at December 31, 2018. Related party amounts that were not eliminated in the consolidated financial statements include the Parent Company's liabilities under the tax receivable agreement, which totaled $114.8 million and $134.2 million as of December 31, 2019 and 2018, respectively

3. Commitments and Contingencies

The Parent Company is party to a tax receivable agreement with certain holders of common units in CWGS, LLC (the "Continuing Equity Owners") that provides for the payment by the Parent Company to the Continuing Equity Owners of 85% of the amount of any tax benefits that the Parent Company actually realizes, or in some cases are deemed to realize, as a result of certain transactions. See Note 11 to the consolidated financial statements for more information regarding the Parent Company's tax receivable agreement. As described in Note 11 to the consolidated financial statements, amounts payable under the tax receivable agreement are contingent upon, among other things, (i) generation of future taxable income of Camping World Holdings, Inc. over the term of the tax receivable agreement and (ii) future changes in tax laws. As of December 31, 2019 and 2018, liabilities under the tax receivable agreement totaled $114.8 million and $134.2 million, respectively.

See Note 13 to the consolidated financial statements for information regarding pending and threatened litigation. Pursuant to the LLC Agreement, the Parent Company receives reimbursements for all costs associated with being a public company, which includes costs of litigation.

4. Statements of Cash Flows

Supplemental disclosures of cash flow information for the years ended December 31, are as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2019	2018	2017
Cash paid during the period for:
Interest	$—	$15	$—
Income taxes	4,235	14,421	31,543
Non-cash investing activities:
Portion of subsidiary's acquisition purchase price paid through issuance of Class A common stock	—	—	5,720
Non-cash financing activities:
Par value of Class A common stock issued in exchange for common units in CWGS, LLC	—	3	130
Par value of Class A common stock issued for vested restricted stock units	4	3	—
Par value of Class A common stock repurchased for withholding taxes on vested RSUs	(1)	(1)	—
Par value of Class A common stock issued for acquisition	—	—	1

Schedule II: Valuation and Qualifying Accounts

	Balance at	Additions	Charged	Charges	Balance
	Beginning	Charged to	to Other	Utilized	at End
(In Thousands)	of Period	Expense (1)	Accounts (2)	(Write-offs)	of Period
Accounts receivable allowance (3):
Year ended December 31, 2019	$4,729	(20)	$278	$(1,270)	$3,717
Year ended December 31, 2018 (4)	8,659	2,444	(5,278)	(1,096)	4,729
Year ended December 31, 2017	8,753	838	9,658	(10,590)	8,659

(1)	Additions to allowance for doubtful accounts are charged to expense.
(2)	Additions to cancellations/returns allowances are credited against revenue.
(3)	Accounts receivable allowance includes the allowance for doubtful accounts and the allowance for cancellations /returns.
(4)	As a result of the adoption of ASC 606 on January 1, 2018, certain of the Company’s revenue streams are recorded as variable consideration and would no longer be considered to have an allowance for cancellations/returns (see Note 2 — Revenue in Part II, Item 8 of this Form 10-K). This resulted in a charge to other accounts of $5.5 million for the year ended December 31, 2018.

	Balance at	Additions	Charged	Charges	Balance
	Beginning	Charged to	to Other	Utilized	at End
(In Thousands)	of Period	Expense	Accounts (1)	(Write-offs)	of Period
Noncurrent other assets allowance:
Year ended December 31, 2019	$—	$2,753	$—	$—	$2,753
Year ended December 31, 2018 (2)	7,187	—	(7,187)	—	—
Year ended December 31, 2017	5,737	—	6,918	(5,468)	7,187
(1)	Additions to cancellations /returns allowances are credited against revenue.
(2)	As a result of the adoption of ASC 606 on January 1, 2018, certain of the Company’s revenue streams are recorded as variable consideration and would no longer be considered to have an allowance for cancellations/returns (see Note 2 — Revenue in Part II, Item 8 of this Form 10-K). This resulted in a charge to other accounts of $7.2 million for the year ended December 31, 2018.

		Tax Valuation	Tax Valuation
		Allowance	Allowance
	Balance at	Charged to	Credited to	Charged	Balance
	Beginning	Income Tax	Income Tax	to Other	at End
(In Thousands)	of Period	Provision	Provision	Accounts (1)	of Period
Valuation allowance for deferred tax assets:
Year ended December 31, 2019	$180,983	$85,903	$(434)	$—	$266,452
Year ended December 31, 2018	132,468	43,175	—	5,340	180,983
Year ended December 31, 2017	152,021	11,194	(64,535)	33,788	132,468
(1)	Amounts charged to additional paid-in capital relating to the outside basis in the investment in CWGS, LLC.

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

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.

Remediation of Material Weakness

Throughout the year ended December 31, 2019, the Company undertook remediation measures related to the previously reported material weaknesses in internal control over financial reporting. We completed these remediation measures in the quarter ended December 31, 2019, including testing of the design and concluding on the operating effectiveness of the related controls.

Specifically, we undertook the following remediation measures:

•

We enhanced the controls surrounding the review of our reserves related to certain dealership insurance product cancellation provisions, including review of a third-party actuarial analysis to assist in determining the estimated cancellation rate to be used in the reserve and review of data inputs to the calculations. The enhanced controls have operated for a sufficient period of time in order for management to conclude, through testing, that these controls are designed and operating effectively.

•

We assessed our accounting resource requirements across the Company and as a result have hired additional experienced accounting personnel and have taken steps to improve the overall control effectiveness and efficiency of our accounting and reporting processes. Our assessment was performed early enough in the year to allow for the hiring of additional personnel to have a sufficient period of time to operate relevant controls. In addition to these resources, we have enhanced the design of our existing controls and implemented certain new controls over the following areas: (1) the review of asset activity and valuations; (2) the appropriate assignment of resources for the review of certain accounting analyses and associated journal entries; and (3) the financial statement presentation and disclosure review process. The enhanced controls have operated for a sufficient period of time in order for management to conclude, through testing, that these controls are designed and operating effectively. We have also established a regular process to monitor accounting resource sufficiency by performing quarterly meetings to evaluate the current state of the business and expected impacts of changes in the business, and to take future actions necessary to maintain that sufficiency.

•

We enhanced the design of our existing tax controls to include additional review of the analysis to determine the amount of our income tax liabilities and related deferred income tax balances, and the ability to realize deferred tax assets, including additional review over the computation process for the determination of the allocation of basis between the Continuing Equity Owners and the Company. We have engaged specialized resources for the review of the basis allocations and the related computations surrounding our income tax liabilities and related deferred income tax balances. The enhanced controls have operated for a sufficient period of time in order for management to conclude, through testing, that these controls are designed and operating effectively.

Based on these procedures, we believe that the previously reported material weaknesses have been remediated. However, completion of remediation procedures for these material weaknesses does not provide assurance that our modified controls will continue to operate properly or that our financial statements will be free from error.

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

Our management has excluded from its assessment of internal control over financial reporting at December 31, 2019 the internal control over financial reporting of several of our recently acquired businesses in 2019, comprised of three dealerships (the “Excluded Acquisitions”). The Excluded Acquisitions constituted $20.4 million and $6.1 million of total assets and net assets, respectively, as of December 31, 2019, and $16.1 million and $(0.5) million of revenues and net (loss), respectively, for the year then ended.

Based on our assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

Our internal control over financial reporting as of December 31, 2019, has been audited by Deloitte & Touche LLP, the independent registered public accounting firm who has also audited our consolidated financial statements, as stated in their report which is included on page 153.

Changes in Internal Control over Financial Reporting

Other than described above in this Item 9A, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control performed during the fiscal quarter ended December 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Camping World Holdings, Inc. and subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Camping World Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated February 28, 2020, expressed an unqualified opinion on those financial statements and included an explanatory paragraph related to the Company’s change in method of accounting for leases in 2019 due to the adoption of the new lease standard.

As described in Management's Annual Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at the Company's recently acquired businesses in 2019, comprised of three dealerships (the "Excluded Acquisitions"), and whose financial statements constitute $20.4 million and $6.1 million of total and net assets, respectively, as of December 31, 2019, and $16.1 million and $(0.5) of revenues and net (loss), respectively, for the year then ended. Accordingly, our audit did not include the internal control over financial reporting at the Excluded Acquisitions.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Deloitte & Touche LLP

Los Angeles, California

February 28, 2020

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

The information concerning our executive officers and directors in response to this item is contained above in part under the caption “Information About Our Executive Officers and Directors” at the end of Part I of this Form 10-K. Other Information required by this item will be included under the captions “Proposal 1: Election of Directors”, “Corporate Governance”, “Committees of the Board”, and, if applicable, “Delinquent Section 16(a) Reports” in our Proxy Statement for our 2020 Annual Meeting of Shareholders and, upon filing, is incorporated herein by reference.

ITEM 11. Executive Compensation

The information required by this item will be included under the captions “Executive Compensation”, ”Director Compensation”, “Compensation Committee Report”, and “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement for our 2020 Annual Meeting of Shareholders and, upon filing, is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information about our compensation plans under which our Class A common stock is authorized for issuance, as of December 31, 2019:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuances under equity compensation plans
Equity compensation plans approved by security holders (1)	2,551,366	$21.86	11,307,391
Equity compensation plans not approved by security holders	—	—	—
Total	2,551,366	$21.86	11,307,391

(1)	Includes awards granted and available to be granted under our 2016 Incentive Award Plan.

Other information required by this item with respect to security ownership of certain beneficial owners and management will be included under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our Proxy Statement for our 2020 Annual Meeting of Shareholders and, upon filing, is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included under the captions “Certain Relationships and Related Person Transactions” and “Corporate Governance—Director Independence” in our Proxy Statement for our 2020 Annual Meeting of Shareholders and, upon filing, is incorporated herein by reference.

ITEM 14. Principal Accountant Fees and Services

The information required by this item will be included under the caption “Independent Registered Public Accounting Firm Fees and Other Matters” in our Proxy Statement for our 2020 Annual Meeting of Shareholders and, upon filing, is incorporated herein by reference.

PART IV

ITEM 15. Exhibits, Financial Statements and Schedules

(a)(1) Financial Statements.

See the table of contents under “Item 8. Financial Statements and Supplementary Data” in Part II of this Form 10-K above for the list of financial statements filed as part of this report.

(a)(2) Financial Statement Schedules.

Schedule I: Condensed Financial Information of Registrant	145
Schedule II: Valuation and Qualifying Accounts	150

All other schedules have been omitted because they are not required or because the required information is given in the Consolidated Financial Statements or Notes thereto set forth above under “Item 8. Financial Statements and Supplementary Data” in Part II of this Form 10-K, beginning on page 96.

(a)(3) Exhibits.

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Camping World Holdings, Inc.	10-Q	001-37908	3.1	11/10/16
3.2	Amended and Restated Bylaws of Camping World Holdings, Inc.	10-Q	001-37908	3.2	11/10/16
4.1	Specimen Stock Certificate evidencing the shares of Class A common stock	S-1/A	333-211977	4.1	9/13/16
4.2	Description of Capital Stock					*
10.1	Tax Receivable Agreement, dated October 6, 2016	10-K	001-37908	10.1	3/13/17
10.2	Voting Agreement, dated October 6, 2016	10-K	001-37908	10.2	3/13/17
10.3	Amended and Restated LLC Agreement of CWGS Enterprises, LLC, dated October 6, 2016	10-K	001-37908	10.3	3/13/17
10.4	Registration Rights Agreement, dated October 6, 2016	10-K	001-37908	10.4	3/13/17
10.5	Seventh Amended and Restated Credit Agreement, dated December 12, 2017, among FreedomRoads, LLC, as the company and a borrower, certain subsidiaries of FreedomRoads, LLC, as subsidiary borrowers, Bank of America, N.A., as administrative agent and letter of credit issuer, and the other lenders party thereto.	8-K	001-37908	10.1	12/22/17

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.6	First Amendment to Seventh Amended and Restated Credit Agreement dated December 4, 2018 by and among FreedomRoads, LLC, as borrower, the lenders party thereto and Bank of America, N.A. as administrative agent	8-K	001-37908	10.1	12/4/2018
10.7	Second Amendment to Seventh Amended and Restated Credit Agreement dated October 8, 2019 by and among FreedomRoads, LLC as borrower, the lenders party thereto, and Bank of America, N.A. as administrative agent	8-K	001-37908	10.1	10/10/2019
#10.8	Employment Agreement, dated June 10, 2016, by and between CWGS Enterprises, LLC, Camping World Holdings, Inc. and Marcus A. Lemonis	S-1/A	333-211977	10.12	9/20/16
#10.9	Employment Agreement, dated January 1, 2010, by and between FreedomRoads, LLC, CWI, Inc. and Brent Moody	S-1/A	333-211977	10.18	9/20/16
#10.10	First Amendment to Employment Agreement, dated January 1, 2011, by and between FreedomRoads, LLC, CWI, Inc. and Brent Moody	S-1/A	333-211977	10.19	9/20/16
#10.11	Employment Agreement, dated June 10, 2016, by and between CWGS Enterprises, LLC, Camping World Holdings, Inc. and Brent Moody	S-1/A	333-211977	10.20	9/20/16
#10.12	Camping World Holdings, Inc. 2016 Incentive Award Plan	S-8	333-214040	4.4	10/11/16
#10.13	Camping World Holdings, Inc. 2016 Senior Executive Bonus Plan	10-K	001-37908	10.19	3/13/17
#10.14	Camping World Holdings, Inc. Non-Employee Director Compensation Policy	10-Q	001-37908	10.1	5/10/19
#10.15	Camping World Holdings, Inc. Director Stock Ownership Policy	10-K	001-37908	10.21	3/13/17
#10.16	Camping World Holdings, Inc. Executive Stock Ownership Policy	10-K	001-37908	10.22	3/13/17
#10.17	Form of Employee Stock Option Agreement	S-1/A	333-211977	10.28	9/20/16
#10.18	Form of Employee Restricted Stock Unit Agreement	10-Q	001-37908	10.2	8/10/17
#10.19	Form of Director Restricted Stock Unit Agreement	10-Q	001-37908	10.3	8/10/17
#10.20	Form of Indemnification Agreement	S-1/A	333-211977	10.31	9/26/16

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.21	Credit Agreement, dated November 8, 2016, by and among CWGS Enterprises, LLC, as holdings, CWGS Group, LLC, as borrower, certain of CWGS Enterprises, LLC's existing and future domestic subsidiaries as subsidiary guarantors, the lenders party thereto and Goldman Sachs Bank USA, as administrative agent	10-Q	001-37908	10.3	11/10/16
10.22	First Amendment to Credit Agreement, dated March 17, 2017, by and among CWGS Enterprises, LLC, as holdings, CWGS Group, LLC, as borrower, certain of CWGS Enterprises, LLC's existing and future domestic subsidiaries as subsidiary guarantors, the lenders party thereto and Goldman Sachs Bank USA, as administrative agent	8-K	001-37908	10.1	3/17/17
10.23	Second Amendment to Credit Agreement, dated October 6, 2017, by and among CWGS Enterprises, LLC, as holdings, CWGS Group, LLC, as borrower, the lenders party thereto and Goldman Sachs Bank USA, as administrative agent	8-K	001-37908	10.1	10/10/17
10.24	Third Amendment to Credit Agreement dated March 28, 2018, by and among CWGS Enterprises, LLC, as holdings, GWGS Group, LLC, as borrower, the lenders party thereto and Goldman Sachs Bank USA, as administrative agent	8-K	001-37908	10.1	3/29/18
10.25	Fourth Amendment to Credit Agreement, dated September 27, 2018, by and among CWGS Enterprises, LLC, as holdings, CWGS Group, LLC, as borrower, the lenders party thereto and Goldman Sachs Bank US, as administrative agent	8-K	001-37908	10.1	9/28/18
10.26	Loan and Security Agreement, dated as of November 2, 2018 between Camping World Property, Inc., a Delaware corporation, as borrower, the other loan parties party thereto and CIBC Bank USA, as lender	10-Q	001-37908	10.2	11/7/18
#10.27	Employment Agreement, by and between Camping World Holdings, Inc. and Melvin Flanigan, dated January 1, 2019	10-K	001-37908	10.34	3/15/19
#10.28	Amendment to Employment Agreement dated November 8, 2019 by and between Camping World Holdings, Inc. and Melvin Flanigan	10-Q	001-37908	10.2	11/12/19

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
#10.29	Consulting Agreement, by and between Camping World Holdings, Inc. and Thomas F. Wolfe dated July 2, 2019	10-Q	001-37908	10.1	8/9/19
#10.30	Employment Agreement, by and between Camping World Holdings, Inc. and Tamara Ward dated December 19, 2019	8-K	001-37908	10.1	12/19/19
21.1	List of Subsidiaries of Camping World Holdings, Inc.					*
23.1	Consent of Independent Registered Public Accounting Firm					*
23.2	Consent of Independent Registered Public Accounting Firm					*
24.1	Power of Attorney					*
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer					*
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer					*
32.1	Section 1350 Certification of Chief Executive Officer					**
32.2	Section 1350 Certification of Chief Financial Officer					**
101.INS	Inline XBRL Instance Document – the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document					***
101.SCH	Inline XBRL Taxonomy Extension Schema Document					***
101.CAL	InclineXBRL Taxonomy Extension Calculation Linkbase Document					***
101.DEF	Inline XBRL Extension Definition Linkbase Document					***
101.LAB	Inline XBRL Taxonomy Label Linkbase Document					***
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					***
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					***

*	Filed herewith
**	Furnished herewith
***	Submitted electronically herewith

#	Indicates management contract or compensatory plan

ITEM 16. Form 10-K Summary

None

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ch 5
Camping World Holdings, Inc.

Date: February 28, 2020	By:	/s/ MARCUS A. LEMONIS
Marcus A. Lemonis Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities set forth opposite to their names and on the dates indicated.

Signature		Title	Date

/s/ MARCUS A. LEMONIS		Chairman, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2020
Marcus A. Lemonis

/s/ MELVIN L. FLANIGAN		Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 28, 2020
Melvin L. Flanigan

*		Director
Stephen Adams

*		Director
Andris A. Baltins

*		Director
Brian P. Cassidy

*		Director
Mary J. George

*		Director
Daniel J. Kilpatrick

*		Director
Michael W. Malone

*		President, Camping World Holdings, Inc. and Director
Brent L. Moody

*		Director
K. Dillon Schickli

*By:	/s/ MARCUS A. LEMONIS		February 28, 2020
Marcus A. Lemonis Attorney-in-fact