Form 10-Q
period 2020-03-31
Camping World Holdings, Inc.
filed 2020-05-08
CIK 1669779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

As of May 4, 2020, the registrant had 37,539,786 shares of Class A common stock, 50,706,629 shares of Class B common stock and one share of Class C common stock outstanding.

Camping World Holdings, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended March 31, 2020

BASIS OF PRESENTATION

As used in this Quarterly Report on Form 10-Q (this “Form 10-Q”), unless the context otherwise requires, references to:

●	“we,” “us,” “our,” “CWH,” the “Company,” “Camping World” and similar references refer to Camping World Holdings, Inc., and, unless otherwise stated, all of its subsidiaries, including CWGS Enterprises, LLC, which we refer to as “CWGS, LLC” and, unless otherwise stated, all of its subsidiaries.
●	“Annual Report” refers to our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission (“SEC”) on February 28, 2020.
●	“Continuing Equity Owners” refers collectively to ML Acquisition, funds controlled by Crestview Partners II GP, L.P. and the Former Profit Unit Holders and each of their permitted transferees that continue to own common units in CWGS, LLC after the initial public offering (“IPO”) of our stock and the Reorganization Transactions (each as defined in Note 1 – Summary of Significant Accounting Policies to our consolidated financial statements included in Part I, Item 1 of this Form 10-Q) and who may redeem at each of their options their common units for, at our election (determined solely by our independent directors within the meaning of the rules of the New York Stock Exchange who are disinterested), cash or newly issued shares of our Class A common stock.
●	“Crestview” refers to Crestview Advisors, L.L.C., a registered investment adviser to private equity funds, including funds affiliated with Crestview Partners II GP, L.P.
●	“CWGS LLC Agreement” refers to CWGS, LLC’s amended and restated limited liability company agreement, as amended to date.
●	“Former Profit Unit Holders” refers collectively to our named executive officers (excluding Marcus A. Lemonis and Melvin Flanigan), Andris A. Baltins and K. Dillon Schickli, who are members of our board of directors, and certain other current and former non-executive employees and former directors, in each case, who held existing common units in CWGS, LLC pursuant to CWGS, LLC’s equity incentive plan that was in existence prior to our IPO and who received common units of CWGS, LLC in exchange for their profit units in connection with our IPO.
●	“ML Acquisition” refers to ML Acquisition Company, LLC, a Delaware limited liability company, indirectly owned by each of Stephen Adams and our Chairman and Chief Executive Officer, Marcus A. Lemonis.
●	“ML RV Group” refers to ML RV Group, LLC, a Delaware limited liability company, wholly owned by our Chairman and Chief Executive Officer, Marcus A. Lemonis.
●	“Tax Receivable Agreement” refers to the tax receivable agreement that the Company entered into with CWGS, LLC, each of the Continuing Equity Owners and Crestview Partners II GP, L.P. in connection with the Company’s IPO.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts contained in this Form 10-Q may be forward-looking statements. Statements regarding our future results of operations and financial position; the impact of the novel coronavirus (“COVID-19”) pandemic on our business, results of operations and financial position; business strategy and plans and objectives of management for future operations; the timeline for and benefits of our 2019 Strategic Shift (as defined below); expected new retail location openings and closures, including greenfield locations and acquired locations; our sources of liquidity and capital and any potential need for additional financing or refinancing, retirement or exchange of outstanding debt; future capital expenditures and debt service obligations; expectations regarding industry trends and consumer behavior and growth; our ability to capture positive industry trends and pursue growth; expectations regarding our pending litigation, and our plans related to dividend payments, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘expects,’’ ‘‘plans,’’ ‘‘anticipates,’’ ‘‘could,’’ ‘‘intends,’’ ‘‘targets,’’ ‘‘projects,’’ ‘‘contemplates,’’ ‘‘believes,’’ ‘‘estimates,’’ ‘‘predicts,’’ ‘‘potential’’ or ‘‘continue’’ or the negative of these terms or other similar expressions. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including the important factors described in “Risk Factors” in Item 1A of Part I of our Annual Report, in Item 1A of Part II of this Form 10-Q, and in our other filings with the SEC, that may cause our actual results, performance or achievements to differ materially and adversely from those expressed or implied by the forward-looking statements.

Any forward-looking statements made herein speak only as of the date of this Form 10-Q, and you should not rely on forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future effects, results, performance, or achievements reflected in the forward-looking statements will be achieved or occur. We undertake no obligation to update any of these forward-looking statements for any reason after the date of this Form 10-Q or to conform these statements to actual results or revised expectations.

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(In Thousands Except Share and Per Share Amounts)

	March 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$109,406	$147,521
Contracts in transit	54,794	44,947
Accounts receivable, less allowance for doubtful accounts of $3,451 and $3,537 in 2020 and 2019, respectively	71,989	81,847
Inventories	1,439,453	1,358,539
Prepaid expenses and other assets	51,829	57,827
Total current assets	1,727,471	1,690,681
Property and equipment, net	304,234	314,374
Operating lease assets	810,562	807,537
Deferred tax assets, net	127,746	129,710
Intangible assets, net	28,824	29,707
Goodwill	386,945	386,941
Other assets	16,779	17,290
Total assets	$3,402,561	$3,376,240
Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$159,189	$106,959
Accrued liabilities	133,611	130,316
Deferred revenues	82,187	87,093
Current portion of operating lease liabilities	60,300	58,613
Current portion of Tax Receivable Agreement liability	6,563	6,563
Current portion of long-term debt	13,962	14,085
Notes payable – floor plan, net	846,424	848,027
Other current liabilities	46,833	44,298
Total current liabilities	1,349,069	1,295,954
Operating lease liabilities, net of current portion	845,106	843,312
Tax Receivable Agreement liability, net of current portion	108,286	108,228
Revolving line of credit	40,885	40,885
Long-term debt, net of current portion	1,151,097	1,153,551
Deferred revenues	57,915	58,079
Other long-term liabilities	34,621	35,467
Total liabilities	3,586,979	3,535,476
Commitments and contingencies
Stockholders' deficit:
Preferred stock, par value $0.01 per share – 20,000,000 shares authorized; none issued and outstanding as of March 31, 2020 and December 31, 2019	—	—
Class A common stock, par value $0.01 per share – 250,000,000 shares authorized; 37,768,220 issued and 37,539,786 outstanding as of March 31, 2020 and 37,701,584 issued and 37,488,989 outstanding as of December 31, 2019	375	375
Class B common stock, par value $0.0001 per share – 75,000,000 shares authorized; 69,066,445 issued; and 50,706,629 outstanding as of March 31, 2020 and December 31, 2019	5	5
Class C common stock, par value $0.0001 per share – one share authorized, issued and outstanding as of March 31, 2020 and December 31, 2019	—	—
Additional paid-in capital	51,596	50,152
Retained deficit	(97,046)	(83,134)
Total stockholders' deficit attributable to Camping World Holdings, Inc.	(45,070)	(32,602)
Non-controlling interests	(139,348)	(126,634)
Total stockholders' deficit	(184,418)	(159,236)
Total liabilities and stockholders' deficit	$3,402,561	$3,376,240

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(In Thousands Except Per Share Amounts)

	Three Months Ended
	March 31,
	2020	2019
Revenue:
Good Sam Services and Plans	$47,208	$46,966
RV and Outdoor Retail
New vehicles	497,317	529,577
Used vehicles	206,665	180,008
Products, service and other	172,623	204,876
Finance and insurance, net	92,456	91,891
Good Sam Club	11,004	11,451
Subtotal	980,065	1,017,803
Total revenue	1,027,273	1,064,769
Costs applicable to revenue (exclusive of depreciation and amortization shown separately below):
Good Sam Services and Plans	21,859	20,731
RV and Outdoor Retail
New vehicles	426,442	463,044
Used vehicles	163,793	142,846
Products, service and other	110,269	136,104
Good Sam Club	2,247	3,717
Subtotal	702,751	745,711
Total costs applicable to revenue	724,610	766,442
Operating expenses:
Selling, general, and administrative	267,656	268,065
Depreciation and amortization	14,078	13,594
Long-lived asset impairment	6,569	—
Lease termination	584	—
Loss (gain) on disposal of assets	511	(214)
Total operating expenses	289,398	281,445
Income from operations	13,265	16,882
Other income (expense):
Floor plan interest expense	(8,604)	(11,610)
Other interest expense, net	(14,658)	(17,643)
Tax Receivable Agreement liability adjustment	—	8,477
Total other income (expense)	(23,262)	(20,776)
Loss before income taxes	(9,997)	(3,894)
Income tax expense	(4,132)	(22,913)
Net loss	(14,129)	(26,807)
Less: net loss attributable to non-controlling interests	5,969	7,412
Net loss attributable to Camping World Holdings, Inc.	$(8,160)	$(19,395)

Loss per share of Class A common stock:
Basic	$(0.22)	$(0.52)
Diluted	$(0.22)	$(0.52)
Weighted average shares of Class A common stock outstanding:
Basic	37,534	37,195
Diluted	37,534	37,195

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Stockholders' Equity (Deficit)

(In Thousands)

							Additional	Retained	Non-
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Paid-In	Earnings	Controlling
	Shares	Amounts	Shares	Amounts	Shares	Amounts	Capital	(Deficit)	Interest	Total
Balance at December 31, 2019	37,489	$375	50,707	$5	—	$—	$50,152	$(83,134)	$(126,634)	$(159,236)
Equity-based compensation	—	—	—	—	—	—	3,312	—	—	3,312
Vesting of restricted stock units	47	—	—	—	—	—	82	—	(82)	—
Repurchases of Class A common stock for withholding taxes on vested RSUs	(16)	—	—	—	—	—	(212)	—	—	(212)
Redemption of LLC common units for Class A common stock	20	—	—	—	—	—	4	—	49	53
Distributions to holders of LLC common units	—	—	—	—	—	—	—	—	(8,410)	(8,410)
Dividends(1)	—	—	—	—	—	—	—	(5,752)	—	(5,752)
Establishment of liabilities under the Tax Receivable Agreement and related changes to deferred tax assets associated with that liability	—	—	—	—	—	—	(44)	—	—	(44)
Non-controlling interest adjustment	—	—	—	—	—	—	(1,698)	—	1,698	—
Net loss	—	—	—	—	—	—	—	(8,160)	(5,969)	(14,129)
Balance at March 31, 2020	37,540	$375	50,707	$5	—	$—	$51,596	$(97,046)	$(139,348)	$(184,418)

(1)	The Company declared dividends per share of Class A common stock of $0.15 for the three months ended March 31, 2020.

							Additional	Retained	Non-
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Paid-In	Earnings	Controlling
	Shares	Amounts	Shares	Amounts	Shares	Amounts	Capital	(Deficit)	Interest	Total
Balance at December 31, 2018	37,192	$372	50,707	$5	—	—	$47,531	$(3,370)	$(11,621)	$32,917
Adoption of ASC 842 accounting standard	—	—	—	—	—	—	—	3,705	6,332	10,037
Equity-based compensation	—	—	—	—	—	—	2,716	—	—	2,716
Vesting of restricted stock units	1	—	—	—	—	—	—	—	—	—
Redemption of LLC common units for Class A common stock	6	—	—	—	—	—	12	—	—	12
Distributions to holders of LLC common units	—	—	—	—	—	—	—	—	(5,534)	(5,534)
Dividends(2)	—	—	—	—	—	—	—	(5,699)	—	(5,699)
Establishment of liabilities under the Tax Receivable Agreement and related changes to deferred tax assets associated with that liability	—	—	—	—	—	—	(8)	—	—	(8)
Non-controlling interest adjustment	—	—	—	—	—	—	(1,678)	—	1,678	—
Net loss	—	—	—	—	—	—	—	(19,395)	(7,412)	(26,807)
Balance at March 31, 2019	37,199	372	50,707	5	—	—	48,573	(24,759)	(16,557)	7,634

(2)	The Company declared dividends per share of Class A common stock of $0.15 for the three months ended March 31, 2019.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(In Thousands)

	Three Months Ended March 31,
	2020	2019

Operating activities
Net loss	$(14,129)	$(26,807)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,078	13,594
Equity-based compensation	3,312	2,716
Loss on lease termination	584	—
Long-lived asset impairment	6,569	—
Loss (gain) on disposal of assets	511	(214)
Provision for losses on accounts receivable	483	186
Non-cash lease expense	14,208	13,495
Accretion of original debt issuance discount	263	267
Non-cash interest	1,014	1,162
Deferred income taxes	2,031	16,412
Tax Receivable Agreement liability adjustment	—	(8,477)
Change in assets and liabilities, net of acquisitions:
Receivables and contracts in transit	(472)	(65,493)
Inventories	(80,799)	(54,496)
Prepaid expenses and other assets	5,678	4,976
Accounts payable and other accrued expenses	53,864	55,392
Accrued rent for cease-use locations	—	542
Deferred revenue	(5,070)	(5,805)
Operating lease liabilities	(18,415)	(13,941)
Other, net	1,101	(7,529)
Net cash used in operating activities	(15,189)	(74,020)

Investing activities
Purchases of property and equipment	(8,668)	(11,761)
Purchase of real property	—	(665)
Proceeds from the sale of real property	—	10,226
Purchases of businesses, net of cash acquired	—	(21,169)
Proceeds from sale of property and equipment	212	453
Net cash used in investing activities	$(8,456)	$(22,916)

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(In Thousands)

	Three Months Ended March 31,
	2020	2019

Financing activities
Payments on long-term debt	$(3,534)	$(3,232)
Net borrowings on notes payable – floor plan, net	3,438	38,972
Borrowings on revolving line of credit	—	3,871
Payments of principal on finance lease obligations	—	(14)
Dividends on Class A common stock	(5,752)	(5,699)
RSU shares withheld for tax	(212)	—
Members' distributions	(8,410)	(5,534)
Net cash (used in) provided by financing activities	(14,470)	28,364

Decrease in cash and cash equivalents	(38,115)	(68,572)
Cash and cash equivalents at beginning of the period	147,521	138,557
Cash and cash equivalents at end of the period	$109,406	$69,985

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2020

1. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The condensed consolidated financial statements include the accounts of Camping World Holdings, Inc. and its subsidiaries, and are presented in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, these interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for fair presentation of the results of operations, financial position and cash flows for the periods presented have been reflected. All intercompany accounts and transactions of the Company and its subsidiaries have been eliminated in consolidation.

The condensed consolidated financial statements as of and for the three months ended March 31, 2020 are unaudited. The condensed consolidated balance sheet as of December 31, 2019 has been derived from the audited financial statements at that date but does not include all of the disclosures required by GAAP. These interim condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (the “Annual Report”) filed with the SEC on February 28, 2020. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.

CWH was formed on March 8, 2016 as a Delaware corporation for the purpose of facilitating an IPO and other related transactions in order to carry on the business of CWGS, LLC. CWGS, LLC was formed in March 2011 when it received, through contribution from its then parent company, all of the membership interests of Affinity Group Holding, LLC and FreedomRoads Holding Company, LLC (“FreedomRoads”). The IPO and related reorganization transactions that occurred on October 6, 2016 resulted in CWH as the sole managing member of CWGS, LLC, with CWH having sole voting power in and control of the management of CWGS, LLC (see Note 14 — Stockholders’ Equity). Despite its position as sole managing member of CWGS, LLC, CWH has a minority economic interest in CWGS, LLC. As of March 31, 2020 and December 31, 2019, CWH owned 42.1% and 42.0%, respectively, of CWGS, LLC. Accordingly, the Company consolidates the financial results of CWGS, LLC and reports a non-controlling interest in its condensed consolidated financial statements.

The Company does not have any components of other comprehensive income recorded within its condensed consolidated financial statements, and, therefore, does not separately present a statement of comprehensive income in its condensed consolidated financial statements.

COVID-19

A novel strain of coronavirus was first identified in Wuhan, China in December 2019 and COVID-19 was subsequently declared a pandemic by the World Health Organization. To date, COVID-19 has surfaced in nearly all regions of the world and resulted in travel restrictions and business slowdowns or shutdowns in affected areas. As a result, COVID-19 has impacted the Company’s business, in particular its revenue, due to decreased retail and online traffic. The Company has implemented preparedness plans to keep its employees and customers healthy and safe, which include social distancing, providing employees with face coverings and/or other protective clothing as required, implementing additional cleaning and sanitization routines, and work-from-home directives for a significant portion of our workforce. The majority of the Company’s RV and Outdoor Retail locations have continued to operate as essential businesses and consequently have remained open to serve its customers through the pandemic, and the Company continues to operate its e-commerce business. The Company has temporarily reduced salaries and hours throughout the business, including for its executive officers, and implemented headcount and other cost reductions in an attempt to better align expenses with reduced sales since the middle of March 2020 and early April 2020 resulting from the impact of COVID-19 on its business.

Description of the Business

Camping World Holdings, Inc, together with its subsidiaries, is America’s largest retailer of recreational vehicles (“RVs”) and related products and services. As noted above, CWGS, LLC is a holding company and operates through its subsidiaries. The Company has the following two reportable segments: (i) Good Sam Services and Plans and (ii) RV and Outdoor Retail. See Note 18 – Segments Information to the Condensed Consolidated Financial Statements for further information about the Company’s segments. Within the Good Sam Services and Plans segment, the Company primarily derives revenue from the sale of the following offerings: emergency roadside assistance plans; property and casualty insurance programs; travel assist programs; extended vehicle service contracts; vehicle financing and refinancing assistance; consumer shows and events; and consumer publications and directories. Within the RV and Outdoor Retail segment, the Company primarily derives revenue from the sale of new and used recreational vehicles; commissions on the finance and insurance contracts related to the sale of RVs; the sale of RV services and maintenance work; the sale of RV parts, accessories, and supplies; the sale of outdoor products, equipment, gear and supplies and the sale of Good Sam Club memberships and co-branded credit cards. The Company operates a national network of RV dealerships and service centers as well as a comprehensive e-commerce platform primarily under the Camping World and Gander RV & Outdoors brands, and markets its products and services primarily to RV and outdoor enthusiasts.

In 2019, the Company made a strategic decision to refocus its business around its core RV competencies, and on September 3, 2019, the board of directors approved a strategic plan to shift the business away from locations that did not have the ability or where it was not feasible to sell and/or service RVs (the “2019 Strategic Shift”) (see Note 4 – Restructuring and Long-lived Asset Impairment). This resulted in the sale, closing or divestiture of 34 non-RV retail stores and the liquidation of approximately $108 million of non-RV related inventory in 2019.

In connection with the 2019 Strategic Shift, the Company has reduced its number of retail store locations to 168 as of March 31, 2020 from 226 as of March 31, 2019. A summary of the retail store openings, closings, divestitures, conversions and locations from March 31, 2019 to March 31, 2020, are in the table below:

	RV	RV Service &	Other
	Dealerships	Retail Centers	Retail Stores	Total
Store locations as of March 31, 2019	147	12	67	226
Opened	10	—	—	10
Closed / divested	(6)	(2)	(56)	(64)
Temporarily closed(1)	—	—	(4)	(4)
Converted	6	—	(6)	—
Store locations as of March 31, 2020	157	10	1	168

(1)	These locations are temporarily closed in response to the COVID-19 pandemic.

Use of Estimates

The preparation of these unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. The Company bases its estimates and judgments on historical experience and other assumptions that management believes are reasonable. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties, including those uncertainties arising from COVID-19, and, as a result, actual results could differ materially from these estimates. The Company periodically evaluates estimates and assumptions used in the preparation of the financial statements and makes changes on a prospective basis when adjustments are necessary. Significant estimates made in the accompanying unaudited condensed consolidated financial statements include certain assumptions related to accounts receivable, inventory, goodwill, intangible assets, long lived assets, long-lived asset impairments, program cancellation reserves, chargebacks, and accruals related to estimated tax liabilities, product return reserves, and other liabilities.

Contracts in Transit, Accounts Receivable and Current Expected Credit Losses

Contracts in transit consist of amounts due from non-affiliated financing institutions on retail finance contracts from vehicle sales for the portion of the vehicle sales price financed by the Company’s customers. These retail installment sales contracts are typically funded within ten days of the initial approval of the retail installment sales contract by the third-party lender.

Accounts receivable are stated at realizable value, net of an allowance for doubtful accounts, which includes a reserve for expected credit losses. Accounts receivable balances due in excess of one year was $8.6 million at each of March 31, 2020 and December 31, 2019 and included in other assets in the Condensed Consolidated Balance Sheets.

The allowance for doubtful accounts is based on management’s assessment of the collectability of its customer accounts. The Company regularly reviews the composition of the accounts receivable aging, historical bad debts, changes in payment patterns, customer creditworthiness, current economic trends, and reasonable and supportable forecasts about the future. Relevant risks characteristics include customer size and historical loss patterns. Management has evaluated the expected credit losses related to contracts in transit and determined that no allowance for doubtful accounts was required at either March 31, 2020 or December 31, 2019. Management additionally has evaluated the expected credit losses related to accounts receivable and determined that allowances of approximately $3.5 million for uncollectible accounts were required as of both March 31, 2020 and December 31, 2019.

The following table details the changes in the allowance for doubtful accounts (in thousands):

	Three Months Ended
	March 31,	March 31,
	2020	2019
Allowance for doubtful accounts:
Balance, beginning of period	$3,537	$4,398
Charged to bad debt expense	483	186
Deductions (1)	(569)	29
Balance, end of period	$3,451	$4,613

(1)	These amounts primarily relate to the write off of uncollectable accounts after collection efforts have been exhausted.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) (“ASU 2016-13”). This standard requires the use of a forward-looking expected loss impairment model for trade and other receivables, held-to-maturity debt securities, loans and other instruments. This standard also requires impairments and recoveries for available-for-sale debt securities to be recorded through an allowance account and revises certain disclosure requirements. In April 2019, the FASB issued ASU 2019-04, Codification Improvements, which provides guidance on accounting for credit losses on accrued interest receivable balances and guidance on including recoveries when estimating the allowance. In May 2019, the FASB issued ASU 2019-05, Targeted Transition Relief, which allows entities with an option to elect fair value for certain instruments upon adoption of Topic 326. The standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company adopted ASU 2016-13 on January 1, 2020 and the adoption did not materially impact its condensed consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”). This standard aligns the accounting for implementation costs incurred in a cloud computing arrangement that is a service arrangement (i.e., hosting arrangement) with the guidance on capitalizing costs in ASC 350-40, Internal-Use Software. The ASU permits either a prospective or retrospective transition approach. The standard will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The

Company adopted ASU 2018-15 on January 1, 2020 using the prospective transition approach and the adoption did not materially impact its condensed consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”). This standard, effective for reporting periods through December 31, 2022, provides accounting relief for contract modifications that replace an interest rate impacted by reference rate reform (e.g., London Interbank Offered Rate (“LIBOR”)) with a new alternative reference rate. The guidance is applicable to investment securities, receivables, loans, debt, leases, derivatives and hedge accounting elections and other contractual arrangements. The Company adopted ASU 2020-04 as of January 1, 2020 and the adoption did not materially impact its condensed consolidated financial statements.

Recently Issued Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). This standard reduces complexity by removing specific exceptions to general principles related to intraperiod tax allocations, ownership changes in foreign investments, and interim period income tax accounting for year-to-date losses that exceed anticipated losses. This standard also simplifies accounting for franchise taxes that are partially based on income, transactions with a government that result in a step up in the tax basis of goodwill, separate financial statements of legal entities that are not subject to tax, and enacted changes in tax laws in interim periods. The standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The ASU permits either a retrospective basis or a modified retrospective transition approach. The Company is currently evaluating the impact that the adoption of the provisions of this ASU will have on its consolidated financial statements.

2. Revenue

Contract Assets

As of March 31, 2020 and December 31, 2019, a contract asset of $5.0 million and $6.1 million, respectively, relating to RV service revenues was included in accounts receivable in the accompanying unaudited condensed consolidated balance sheet.

Deferred Revenues

As of March 31, 2020, the Company has unsatisfied performance obligations relating to multi-year plans for its Good Sam Club, roadside assistance, Coast to Coast memberships, and magazine publication revenue streams. The total unsatisfied performance obligation for these revenue streams at March 31, 2020 for the periods during which the Company expects to recognize the amounts as revenue are presented as follows (in thousands):

As of
March 31, 2020
2020	$69,977
2021	34,535
2022	16,788
2023	8,467
2024	4,667
Thereafter	5,668
Total	$140,102

3. Inventories and Floor Plan Payable

Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2020	2019
Good Sam services and plans	$38	$590
New RVs	1,053,802	966,134
Used RVs	151,058	165,927
Products, parts, accessories and other	234,555	225,888
	$1,439,453	$1,358,539

New RV inventory, included in the RV and Outdoor Retail segment, is primarily financed by floor plan arrangements through a syndication of banks. The arrangements are collateralized by substantially all of the assets of FreedomRoads, LLC (“FR”), a wholly owned subsidiary of FreedomRoads, which operates the RV dealerships, and bear interest at one-month LIBOR plus 2.15% as of March 31, 2020 and December 31, 2019. LIBOR was 1.58% at March 31, 2020 and 1.71% as of December 31, 2019. Borrowings are tied to specific vehicles and principal is due upon the sale of the related vehicle or upon reaching certain aging criteria.

As of March 31, 2020 and December 31, 2019, FR maintained floor plan financing through the Seventh Amended and Restated Credit Agreement (“Floor Plan Facility”). On October 8, 2019, FR entered into a Second Amendment to the Seventh Amended and Restated Credit Agreement (the “Amendment”). The applicable borrowing rate margin on LIBOR and base rate loans ranges from 2.05% to 2.50% and 0.55% and 1.00%, respectively, based on the consolidated current ratio at FR. The Floor Plan Facility at March 31, 2020 allowed FR to borrow (a) up to $1.38 billion under a floor plan facility, (b) up to $15.0 million under a letter of credit facility and (c) up to a maximum amount outstanding of $57.0 million under the revolving line of credit, which maximum amount outstanding further decreases by $3.0 million on the last day of each fiscal quarter. The maturity date of the Floor Plan Facility is March 15, 2023.

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

Management has determined that the credit agreement governing the Floor Plan Facility includes subjective acceleration clauses which could impact debt classification. Management has determined that no events have occurred at March 31, 2020 that would trigger a subjective acceleration clause. Additionally, the credit agreement governing the Floor Plan Facility contains certain financial covenants. FR was in compliance with all debt covenants at March 31, 2020 and December 31, 2019.

The following table details the outstanding amounts and available borrowings under the Floor Plan Facility as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31,	December 31,
	2020	2019
Floor Plan Facility
Notes payable - floor plan:
Total commitment	$1,379,750	$1,379,750
Less: borrowings, net	(846,424)	(848,027)
Less: flooring line aggregate interest reduction account	(173,853)	(87,016)
Additional borrowing capacity	359,473	444,707
Less: accounts payable for sold inventory	(32,934)	(27,892)
Less: purchase commitments	(10,133)	(8,006)
Unencumbered borrowing capacity	$316,406	$408,809

	March 31,	December 31,
	2020	2019
Revolving line of credit:	$57,000	$60,000
Less borrowings	(40,885)	(40,885)
Additional borrowing capacity	$16,115	$19,115

Letters of credit:
Total commitment	$15,000	$15,000
Less: outstanding letters of credit	(11,175)	(11,175)
Additional letters of credit capacity	$3,825	$3,825

4. Restructuring and Long-lived Asset Impairment

Restructuring

On September 3, 2019, the board of directors of CWH approved a plan to strategically shift its business away from locations where the Company does not have the ability or where it is not feasible to sell and/or service RVs at a sufficient capacity (the “Outdoor Lifestyle Locations”). Of the Outdoor Lifestyle Locations in the RV and Outdoor Retail segment operating at September 3, 2019, the Company closed or divested 36 Outdoor Lifestyle Locations, three distribution centers, and 19 specialty retail locations through March 31, 2020. Three Outdoor Lifestyle Locations were closed in April 2020 and the Company expects that the remaining limited number of store closures and/or divestitures will be completed by December 31, 2020. As part of the 2019 Strategic Shift, the Company evaluated the impact on its supporting infrastructure and operations, which included rationalizing inventory levels and composition, closing three of its distribution centers, and realigning other resources. The Company had a reduction of headcount and labor costs for those locations that were closed or divested and the Company incurred material charges associated with the activities contemplated under the 2019 Strategic Shift.

In connection with the 2019 Strategic Shift, the Company expects to incur, in the aggregate, costs relating to:

●	one-time employee termination benefits of $1.2 million to $1.5 million, of which $1.2 million has been incurred through March 31, 2020;
●	lease termination costs of $15.0 million to $20.0 million, of which $5.5 million has been incurred through March 31, 2020;
●	incremental inventory reserve charges of $42.4 million, of which $42.4 million has been incurred through March 31, 2020; and
●	other associated costs of $20.0 million to $25.0 million, of which $9.9 million has been incurred through March 31, 2020.

Through March 31, 2020, the Company has incurred $9.9 million of such other associated costs primarily representing labor, lease, and other operating expenses incurred during the post-close wind-down period for the locations related to the 2019 Strategic Shift. The additional amount of $10.1 million to $15.1 million represents similar costs that may be incurred during the last nine months of 2020 for locations that continue in a wind-down period, primarily comprised of lease costs accounted for under ASC 842 prior to lease termination. The Company intends to negotiate terminations of these leases where prudent and pursue sublease arrangements for the remaining leases. Lease costs may continue to be incurred after December 31, 2020 on these leases if the Company is unable to terminate the leases under acceptable terms or offset the lease costs through sublease arrangements. The foregoing lease termination cost estimate represents the expected cash payments to terminate certain leases, but does not include the gain or loss from derecognition of the related operating lease assets and liabilities, which is dependent on the particular leases that will be terminated.

The following table details the costs incurred during the three months ended March 31, 2020 associated with the 2019 Strategic Shift (in thousands):

Three Months Ended
March 31, 2020
Restructuring costs:
One-time termination benefits(1)	$180
Lease termination costs(2)	589
Incremental inventory reserve charges(3)	486
Other associated costs(4)	5,616
Total restructuring costs	$6,871

(1)	These costs were primarily in costs applicable to revenues – products, service and other, in the condensed consolidated statements of operations.
(2)	These costs were included in lease termination charges in the condensed consolidated statements of operations. This reflects termination fees paid, net of any gain from derecognition of the related operating lease assets and liabilities.
(3)	These costs were included in costs applicable to revenue – products, service and other in the condensed consolidated statements of operations.
(4)	Other associated costs primarily represent labor, lease, and other operating expenses incurred during the post-close wind-down period for the locations related to the 2019 Strategic Shift. For the three months ended March 31, 2020, costs of approximately $0.3 million were included in costs applicable to revenue – products, service and other, and $5.3 million were included in selling, general, and administrative expenses in the condensed consolidated statements of operations.

The following table details changes in the restructuring accrual associated with the 2019 Strategic Shift (in thousands):

	One-time	Lease	Other
	Termination	Termination	Associated
	Benefits	Costs (1)	Costs	Total
Balance at June 30, 2019	$—	$—	$—	$—
Charged to expense	1,008	1,350	4,321	6,679
Paid or otherwise settled	(286)	(1,350)	(4,036)	(5,672)
Balance at December 31, 2019	722	—	285	1,007
Charged to expense	180	4,170	5,616	9,966
Paid or otherwise settled	(617)	(4,170)	(4,819)	(9,606)
Balance at March 31, 2020	$285	$—	$1,082	$1,367

(1)	Lease termination costs exclude the $1.3 million and the $3.6 million of gains from the derecognition of the operating lease assets and liabilities relating to the terminated leases as part of the 2019 Strategic Shift for the six months ended December 31, 2019 and for the three months ended March 31, 2020, respectively.

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

Long-lived Asset Impairment

During the three months ended March 31, 2020, the Company had indicators of impairment of the long-lived assets for certain of its locations. For locations that failed the recoverability test based on an analysis of undiscounted cash flows, the Company estimated the fair value of the locations based on a discounted cash flow analysis. After performing the long-lived asset impairment test for these locations, the Company determined that ten locations within the RV and Outdoor Retail segment had long-lived assets that were impaired. The long-lived asset impairment charge, subject to limitations described below, was calculated as the amount that the carrying value of the locations exceeded the estimated fair value. The calculated long-lived asset impairment charge was allocated to each of the categories of long-lived assets at each location pro rata based on the long-lived assets’ carrying values, except that individual assets cannot be impaired below their individual fair values when that fair value can be determined without undue cost and effort. For most of these locations, the operating lease right-of-use assets and furniture and equipment were written down to their individual fair values and the remaining impairment charge was allocated to the remaining long-lived assets up to the fair value estimated on these assets based on liquidation value estimates.

During the three months ended March 31, 2020, the Company recorded long-lived asset impairment charges relating to leasehold improvements, furniture and equipment, and operating lease right-of-use assets of $2.4 million, $2.6 million, and $1.6 million, respectively. Of the $6.6 million long-lived asset impairment charge during the three months ended March 31, 2020, $6.5 million related to the 2019 Strategic Shift discussed above.

5. Goodwill and Intangible Assets

Goodwill

The following is a summary of changes in the Company’s goodwill by segment for the three months ended March 31, 2020 (in thousands):

	Good Sam
	Services and	RV and
	Plans	Outdoor Retail	Consolidated
Balance as of December 31, 2019 (excluding impairment charges)	$70,713	$558,065	$628,778
Accumulated impairment charges	(46,884)	(194,953)	(241,837)
Balance as of December 31, 2019	23,829	363,112	386,941
Acquisitions (1)	—	4	4
Balance as of March 31, 2020	$23,829	$363,116	$386,945

(1)	Represents measurement period adjustments relating to prior period acquisitions (see Note 11 — Acquisitions).

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

During the three months ended March 31, 2020, the Company determined that a triggering event for an interim goodwill impairment test of its RV and Outdoor Retail reporting unit had occurred as a result of the decline in the market price of the Company’s Class A common stock and the potential impact of COVID-19 on the Company’s business. As a result of the interim goodwill impairment test, the Company determined that the fair value of the RV and Outdoor Retail reporting unit was substantially above its respective carrying amount, therefore, no goodwill impairment was recorded.

Intangible Assets

Finite-lived intangible assets and related accumulated amortization consisted of the following at March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020
	Cost or	Accumulated
	Fair Value	Amortization	Net
Good Sam Services and Plans:
Membership and customer lists	$9,140	$(8,153)	$987
RV and Outdoor Retail:
Customer lists and domain names	2,065	(1,792)	273
Trademarks and trade names	28,955	(5,343)	23,612
Websites	5,990	(2,038)	3,952
	$46,150	$(17,326)	$28,824

	December 31, 2019
	Cost or	Accumulated
	Fair Value	Amortization	Net
Good Sam Services and Plans:
Membership and customer lists	$9,140	$(7,972)	$1,168
RV and Outdoor Retail:
Customer lists and domain names	2,065	(1,768)	297
Trademarks and trade names	28,955	(4,862)	24,093
Websites	5,990	(1,841)	4,149
	$46,150	$(16,443)	$29,707

6. Long-Term Debt

Outstanding long-term debt consisted of the following (in thousands):

	March 31,	December 31,
	2020	2019
Term Loan Facility (1)	$1,146,062	$1,148,115
Real Estate Facility (2)	18,997	19,521
Subtotal	1,165,059	1,167,636
Less: current portion	(13,962)	(14,085)
Total	$1,151,097	$1,153,551

(1)	Net of $4.1 million and $4.3 million of original issue discount at March 31, 2020 and December 31, 2019, respectively, and $10.0 million and $10.7 million of finance costs at March 31, 2020 and December 31, 2019, respectively.
(2)	Net of $0.2 million and $0.2 million of finance costs at March 31, 2020 and December 31, 2019, respectively.

Senior Secured Credit Facilities

As of March 31, 2020 and December 31, 2019, CWGS Group, LLC (the “Borrower”), a wholly owned subsidiary of CWGS, LLC, was party to a credit agreement (as amended from time to time, the “Credit Agreement”) for a senior secured credit facility (the “Senior Secured Credit Facilities”). The Senior Secured Credit Facilities consist of a $1.19 billion term loan facility (the “Term Loan Facility”) and a $35.0 million revolving credit facility (the “Revolving Credit Facility”). The funds available under the Revolving Credit Facility may be utilized for borrowings or letters of credit; however, a maximum of $15.0 million may be allocated to such letters of credit. The Revolving Credit Facility matures on November 8, 2021, and the Term Loan Facility matures on November 8, 2023. The Term Loan Facility requires mandatory principal payments in equal quarterly installments of $3.0 million. Additionally, the Company is required to prepay the term loan borrowings in an aggregate amount equal to 50% of excess cash flow, as defined in the Credit Agreement, for such fiscal year depending on the Total Leverage Ratio.

As of March 31, 2020, the average interest rate on the Term Loan Facility was 3.90%. The following table details the outstanding amounts and available borrowings under the Senior Secured Credit Facilities as of (in thousands):

	March 31,	December 31,
	2020	2019
Senior Secured Credit Facilities:
Term Loan Facility:
Principal amount of borrowings	$1,195,000	$1,195,000
Less: cumulative principal payments	(34,895)	(31,898)
Less: unamortized original issue discount	(4,057)	(4,320)
Less: finance costs	(9,986)	(10,667)
	1,146,062	1,148,115
Less: current portion	(11,991)	(11,991)
Long-term debt, net of current portion	$1,134,071	$1,136,124
Revolving Credit Facility:
Total commitment	$35,000	$35,000
Less: outstanding letters of credit	(3,622)	(4,112)
Less: availability reduction due to Total Leverage Ratio	(21,965)	(21,622)
Additional borrowing capacity	$9,413	$9,266

The Senior Secured Credit Facilities are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by each of the Company’s existing and future domestic restricted subsidiaries with the exception of FreedomRoads Intermediate Holdco, LLC, the direct parent of FR, and FR and its subsidiaries. The Credit Agreement contains certain restrictive covenants pertaining to, but not limited to, mergers, changes in the nature of the business, acquisitions, additional indebtedness, sales of assets, investments, and the prepayment of dividends subject to certain limitations and minimum operating covenants. Additionally, management has determined that the Senior Secured Credit Facilities include subjective acceleration clauses which could impact debt classification. Management has determined that no events have occurred at March 31, 2020 that would trigger a subjective acceleration clause.

The Credit Agreement requires the Borrower and its subsidiaries to comply on a quarterly basis with a maximum Total Leverage Ratio (as defined in the Credit Agreement), which covenant is in effect only if, as of the end of each calendar quarter, the aggregate amount of borrowings under the revolving credit facility (including swingline loans), letters of credit and unreimbursed letter of credit disbursements outstanding at such time (minus the lesser of (a) $5.0 million and (b) letters of credit outstanding) is greater than 30% of the aggregate amount of the Revolving Lenders’ Revolving Commitments (minus the lesser of (a) $5.0 million and (b) letters of credit outstanding), as defined in the Credit Agreement. As of March 31, 2020, the Company was not subject to this covenant as borrowings under the Revolving Credit Facility did not exceed the 30% threshold. At March 31, 2020, the Company would not have met this covenant if the Company had exceeded the 30% threshold. As such, the Company’s borrowing capacity under the Revolving Credit Facility at March 31, 2020 was limited to $9.4 million of additional borrowings. The Company was in compliance with all applicable debt covenants at March 31, 2020 and December 31, 2019.

Real Estate Facility

As of March 31, 2020 and December 31, 2019, Camping World Property, Inc. (the ‘‘Real Estate Borrower’’), an indirect wholly-owned subsidiary of CWGS, LLC, and CIBC Bank USA (“Lender”), were party to a loan and security agreement for a real estate credit facility with an aggregate maximum principal capacity of $21.5 million (“Real Estate Facility”). Borrowings under the Real Estate Facility are guaranteed by CWGS Group, LLC, a wholly-owned subsidiary of CWGS, LLC. The Real Estate Facility may be used to finance the acquisition of real estate assets. The Real Estate Facility is secured by first priority security interest on the real estate assets acquired with the proceeds of the Real Estate Facility (“Real Estate Facility Properties”). The Real Estate Facility matures on October 31, 2023.

As of March 31, 2020, a principal balance of $19.2 million was outstanding under the Real Estate Facility, and the average interest rate was 4.65% with a commitment fee of 0.50% of the aggregate unused principal amount of the Real Estate Facility. As of March 31, 2020, the Company had no available capacity under the Real Estate Facility.

Management has determined that the credit agreement governing the Real Estate Facility includes subjective acceleration clauses which could impact debt classification. Management has determined that no events have occurred at March 31, 2020 that would trigger a subjective acceleration clause. Additionally, the Real Estate Facility is subject to certain cross default provisions, a debt service coverage ratio, and other customary covenants. The Company was in compliance with all debt covenants at March 31, 2020 and December 31, 2019.

7. Lease Obligations

The following presents certain information related to the costs for operating leases ($ in thousands):

	Three Months Ended March 31,
	2020	2019
Operating lease cost	$31,000	$30,202
Short-term lease cost	489	713
Variable lease cost	5,028	552
Sublease income	(412)	(305)
Net lease costs	$36,105	$31,162

The following presents supplemental cash flow information related to leases ($ in thousands):

	Three Months Ended March 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liability:
Operating cash flows for leases	$30,737	$30,044

Operating lease assets obtained in exchange for lease liabilities:
New, remeasured, and terminated leases	$18,804	$23,403

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

There have been no transfers of assets or liabilities between the fair value measurement levels and there were no material re-measurements to fair value during 2020 and 2019 of assets and liabilities that are not measured at fair value on a recurring basis.

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

	Fair Value	March 31, 2020		December 31, 2019
($ in thousands)	Measurement	Carrying Value	Fair Value	Carrying Value	Fair Value
Term Loan Facility	Level 2	$1,146,062	$783,071	$1,148,115	$1,104,947
Floor Plan Facility Revolving Line of Credit	Level 2	40,885	40,021	40,885	41,299
Real Estate Facility	Level 2	18,997	18,347	19,521	21,030

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

The Ronge and Strougo Complaints were consolidated and lead plaintiffs (the “Ronge Lead Plaintiffs”) appointed by the court. On February 27, 2019, the Ronge lead plaintiffs filed a consolidated complaint against the Company, certain of its officers, directors, Crestview Partners II GP, L.P. and Crestview Advisors, L.L.C., and the underwriters of the May and October 2017 secondary offerings of the Company’s Class A common stock (the “Consolidated Complaint”). The Consolidated Complaint alleges violations of Sections 11 and 12(a)(2) of the Securities Act of 1933, as well as Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, based on allegedly materially misleading statements or omissions of material facts necessary to make certain statements not misleading related to the business, operations, and management of the Company. Additionally, it alleges that certain of the Company’s officers and directors, Crestview Partners II GP, L.P., and Crestview Advisors, L.L.C. violated Section 15 of the Securities Act of 1933 and Section 20(a) of the Securities Exchange Act of 1934, as amended, by allegedly acting as controlling persons of the Company. The lawsuit brings claims on behalf of a putative class of purchasers of the Company’s Class A common stock between March 8, 2017 and August 7, 2018, and seeks compensatory damages, rescission, attorneys’ fees and costs, and any equitable or injunctive relief the court deems just and proper. On May 17, 2019, the Company, along with the other defendants, moved to dismiss the Consolidated Complaint. On March 12, 2020, Ronge Lead Plaintiffs filed an Amended Consolidated Complaint, adding those allegations contained in the Geis Complaint (defined below). On March 13, Ronge Lead Plaintiffs filed an unopposed motion for preliminary approval of class action settlement, which the Court granted on April 7, 2020. The Settlement Hearing is scheduled for August 5, 2020.

However, there can be no assurance that the proposed settlement will be approved by the Court. The parties have informed the court of the status of their negotiations, and on January 24, 2020, the court struck the pending motions to dismiss without prejudice. Any losses that the Company believes are probable are expected to be covered directly by the Company’s applicable insurance policies. The Company is not currently able to estimate a range of reasonably possible loss in excess of any amount that would be paid directly by the Company’s insurance carriers. Moreover, no assurance can be made that this matter either individually or together with the potential for similar suits, will not result in a material financial exposure in excess of insurance coverage, which could have a material adverse effect upon the Company's financial condition and results of operations.

On December 12, 2018, a putative class action complaint styled International Union of Operating Engineers Benefit Funds of Eastern Pennsylvania and Delaware v. Camping World Holdings Inc., et al. was filed in the Supreme Court of the State of New York, New York County, on behalf of all purchasers of Camping World Class A common stock issued pursuant and/or traceable to a secondary offering of such securities in

October 2017 (“IUOE Complaint”). The IUOE Complaint names as defendants the Company, and certain of its officers and directors, among others, and alleges violations of Sections 11, 12(a), and 15 of the Securities Act of 1933 based on allegedly materially misleading statements or omissions of material facts necessary to make certain statements not misleading and seeks compensatory damages, including prejudgment and post-judgement interest, attorneys’ fees and costs, and any equitable or injunctive relief the court deems just and proper, including rescission. On February 28, 2019, the Company, along with the other defendants, moved to dismiss this action. The parties argued the merits of defendants’ motion to dismiss before the Supreme Court of the State of New York, Commercial Division, on September 6, 2019. The Court granted in part and denied in part the motion to dismiss on April 22, 2020. The Company believes it has meritorious defenses to the claims of the plaintiffs and members of the putative class, and any liability for the alleged claims is not currently probable or reasonably estimable.

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

On March 5, 2019, a shareholder derivative suit styled Hunnewell v. Camping World Holdings, Inc., et al., was filed in the Court of Chancery of the State of Delaware, alleging breaches of fiduciary duty for alleged failure to implement effective disclosure controls and internal controls over financial reporting and to properly oversee certain acquisitions and for alleged insider trading (the “Hunnewell Complaint”). The Hunnewell Complaint names the Company as nominal defendant, and names certain of the Company’s officers and directors, among others, as defendants and seeks restitutionary and/or compensatory damages, disgorgement of all management fees, advisory fees, expenses and other fees paid by the Company during the period in question, disgorgement of profits pursuant to the alleged insider trading, attorneys’ fees and costs, and any other and further relief the court deems just and proper.

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

On August 6, 2019, two shareholder derivative suits, styled Janssen v. Camping World Holdings, Inc., et al., and Sandler v. Camping World Holdings, Inc. et al., were filed in the U.S. District Court of Delaware.  Both actions name the Company as a nominal defendant, and name certain of the Company’s officers and directors, Crestview Partners II GP, L.P. and Crestview Advisors, L.L.C. as defendants, and allege: (i) violations of Section 14(a) of the Securities Exchange Act for issuing proxy statements that allegedly omitted material information and allegedly included materially false and misleading financial statements; (ii) violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934, seeking contribution for causing the Company to issue allegedly false and misleading statements and/or allegedly omit material information in public statements and/or Company filings concerning the Company’s financial performance, the effectiveness of internal controls to ensure accurate financial reporting, and the success and profitability of the integration and rollout of Gander Outdoors (now Gander RV) stores; (iii) breaches of fiduciary duty, unjust enrichment, abuse of control, and gross mismanagement for allegedly causing or allowing the Company to disseminate to Camping World shareholders materially misleading and inaccurate information through the Company’s SEC filings; and (iv) breach of fiduciary duties for alleged insider selling and misappropriation of information (together, the “Janssen and Sandler Complaints”).  The Janssen and Sandler Complaints seek restitutionary and/or compensatory damages, injunctive relief, disgorgement of all profits, benefits, and other compensation obtained by the certain of the Company’s officers and directors, attorneys’ fees and costs, and any other and further relief the court deems just and proper.  We are only a nominal defendant in the Janssen and Sandler Complaints. On September 25, 2019, the Court granted the parties’ joint motion to consolidate the action and stay the action pending resolution of the motion to dismiss the Consolidated Complaint that is pending in the United States District Court for the Northern District of Illinois.

From time to time, the Company is involved in other litigation arising in the normal course of business operations.

10. Statement of Cash Flows

Supplemental disclosures of cash flow information for the following periods (in thousands) were as follows:

	Three Months Ended
	March 31,	March 31,
	2020	2019
Cash paid during the period for:
Interest	$22,955	$26,977
Income taxes	53	119
Non-cash investing activities:
Leasehold improvements paid by lessor	24	1,540
Vehicles transferred to property and equipment from inventory	119	402
Capital expenditures in accounts payable and accrued liabilities	3,325	6,634
Non-cash financing activities:
Par value of Class A common stock issued for vested restricted stock units	—	—
Par value of Class A common stock repurchased for withholding taxes on vested RSUs	—	—

11. Acquisitions

During the three months ended March 31, 2019, subsidiaries of the Company acquired the assets of two RV dealerships that constituted businesses under accounting rules. The Company used a combination of cash and floor plan financing to complete the acquisitions. The Company considers acquisitions of independent dealerships to be a fast and capital efficient alternative to opening new RV and Outdoor Retail locations to expand its business and grow its customer base. The acquired businesses were recorded at their estimated fair values under the acquisition method of accounting. The balance of the purchase prices in excess of the fair values of net assets acquired were recorded as goodwill.

During the three months ended March 31, 2019, the RV and Outdoor Retail segment acquired the assets of an RV dealership group comprised of two locations for an aggregate purchase price of approximately $21.2 million. The purchases were partially funded through $8.4 million of borrowings under the Floor Plan Facility. For the three months ended March 31, 2019, the Company purchased real property of $0.7 million from parties related to the sellers of the businesses.

The estimated fair values of the assets acquired and liabilities assumed for the acquisitions of dealerships, retail and consumer shows consist of the following:

	Three Months Ended March 31,
($ in thousands)	2020	2019
Tangible assets (liabilities) acquired (assumed):
Inventories, net	$(4)	$9,096
Prepaid expenses and other assets	—	87
Property and equipment, net	—	105
Accrued liabilities	—	(100)
Total tangible net assets acquired	(4)	9,188
Goodwill	4	11,981
Purchase price	—	21,169
Cash and cash equivalents acquired	—	—
Cash paid for acquisitions, net of cash acquired	—	21,169
Inventory purchases financed via floor plan	—	(8,416)
Cash payment net of floor plan financing	$—	$12,753

For the three months ended March 31, 2020, the fair values above represent measurement period adjustments for valuation of acquired inventories relating to dealership acquisitions during the year ended December 31, 2019. The primary items that generated the goodwill are the value of the expected synergies between the acquired businesses and the Company and the acquired assembled workforce, neither of which qualify for recognition as a separately identified intangible asset. For the three months ended March 31, 2020 and 2019, acquired goodwill of $0 million and $12.0 million, respectively, is expected to be deductible for tax purposes. Included in the three months ended March 31, 2019 consolidated financial results were $4.8 million of revenue and $0.3 million of pre-tax loss of the acquired dealerships from the applicable acquisition dates. Pro forma information on these acquisitions has not been included, because the Company has deemed them to not be individually or cumulatively material.

12. Income Taxes

CWH is organized as a Subchapter C corporation and, as of March 31, 2020, is a 42.1% owner of CWGS, LLC (see Note 14 — Stockholders’ Equity and Note 15 — Non-Controlling Interests). CWGS, LLC is organized as a limited liability company and treated as a partnership for federal tax purposes, with the exception of Americas Road and Travel Club, Inc., Camping World, Inc. (“CW”), and FreedomRoads RV, Inc. and their wholly-owned subsidiaries, which are Subchapter C corporations.

On January 1, 2019, the Company transferred certain assets relating to its Good Sam Club and co-branded credit card from its indirect wholly-owned subsidiary, GSS Enterprises LLC (“GSS”), to its indirect wholly-owned subsidiary, CW, a corporation. As a result of this transfer, the Company recorded an estimated $16.3 million of net income tax expense during the three months ended March 31, 2019 due to the revaluation of certain deferred tax assets and related changes in valuation allowance. As a result of transferring certain assets relating to its Good Sam Club and co-branded credit card from GSS to CW, as described above, the Company also re-evaluated the impact on its Tax Receivable Agreement liability related to the reduction of future expected tax amortization. The reduction in future expected tax amortization reduced the Tax Receivable Agreement liability by an estimated $7.2 million. Unrelated to the transfer described above, the Tax Receivable Agreement liability was reduced by an additional $1.1 million during the three months ended March 31, 2019 for changes in estimated state income tax rates applicable to CWH. As a result of these adjustments to the Tax Receivable Agreement liability, the Company recorded an estimated $8.5 million of other income in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2019

As further described in Note 1 — Summary of Significant Accounting Policies — COVID-19, in response to the COVID-19 pandemic, many governments have enacted or are contemplating measures to provide aid and economic stimulus. These measures may include deferring the due dates of tax payments or other changes to their income and non-income-based tax laws. The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020 in the U.S., includes measures to assist companies, including temporary changes to income and non-income-based tax laws. For the three months ended March 31, 2020, there were no material tax impacts to the Company’s condensed consolidated financial statements as it relates to COVID-19 measures. The Company will continue to monitor additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service and others.

For the three months ended March 31, 2020, the Company’s effective income tax rate was (41.3)% as a result of incurring income tax expense on a loss before income taxes. For the three months ended March 31, 2020, income tax expense decreased $18.8 million to $4.1 million from $22.9 million for the three months ended March 31, 2019 primarily as a result of lower income incurred at CWGS, LLC for which the Company is subject to U.S. federal and state taxes on its allocable share, partially offset by operating losses recorded by CW for which no tax benefit can be recognized and absent the transfer of certain assets between subsidiaries in the prior year which had resulted in $16.3 million of net income tax expense as described above. The Company's effective income tax rate for the three months ended March 31, 2020 was (41.3)%, which differed from the federal statutory rate of 21.0% primarily due to a portion of the Company’s earnings being attributable to non-controlling interests in limited liability companies which are not subject to corporate level taxes and losses at certain subsidiaries for which an income tax benefit was not recorded, since there was a full valuation allowance against the related deferred tax assets of those subsidiaries. For the three months ended March 31, 2019, the Company’s effective income tax rate was (588.4)%, primarily as a result of the $16.3 million deferred income tax expense on the transfer of certain assets between subsidiaries described above and a portion of the Company’s earnings being attributable to non-controlling interests in limited liability companies which are not subject to corporate level taxes and losses at certain subsidiaries for which an income tax benefit was not recorded, since there was a full valuation allowance against the related deferred tax assets of those subsidiaries.

The Company evaluates its deferred tax assets on a quarterly basis to determine if they can be realized and establishes valuation allowances when it is more likely than not that all or a portion of the deferred tax assets may not be realized. At March 31, 2020 and December 31, 2019, the Company determined that all of its deferred tax assets (except those of CW and the Outside Basis Deferred Tax Asset discussed below) are more likely than not to be realized. The Company maintains a full valuation allowance against the deferred tax assets of CW, since it was determined that it is more likely than not, based on available objective evidence, that CW would have insufficient taxable income in the current or carryforward periods under the tax laws to realize the future tax benefits of its deferred tax assets. The Company maintains a partial valuation allowance against the Outside Basis Deferred Tax Asset pertaining to the portion that is not amortizable for tax purposes, since the Company would likely only realize the non-amortizable portion of the Outside Basis Deferred Tax Asset if the investment in CWGS, LLC was divested.

The Company is party to a tax receivable agreement (the “Tax Receivable Agreement”) that provides for the payment by the Company to the Continuing Equity Owners and Crestview Partners II GP, L.P. of 85% of the amount of tax benefits, if any, the Company actually realizes, or in some circumstances is deemed to realize, as a result of (i) increases in the tax basis from the purchase of common units from Crestview Partners II GP, L.P. in exchange for Class A common stock in connection with the consummation of the IPO and the related transactions and any future redemptions that are funded by the Company and any future redemptions or exchanges of common units by Continuing Equity Owners as described above and (ii) certain other tax benefits attributable to payments made under the Tax Receivable Agreement. During the three months ended March 31, 2020 and 2019, 20,000 and 5,725 common units in CWGS, LLC, respectively, were exchanged for Class A common stock subject to the provisions of the Tax Receivable Agreement. The Company recognized a liability for the Tax Receivable Agreement payments due to those parties that redeemed common units, representing 85% of the aggregate tax benefits the Company expects to realize from the tax basis increases related to the exchange, after concluding it was probable that the Tax Receivable Agreement payments would be paid based on estimates of future taxable income. As of March 31, 2020 and December 31, 2019, the amount of Tax Receivable Agreement payments due under the Tax Receivable Agreement was $114.8 million of which $6.6 million was included in the current portion of the Tax Receivable Agreement liability in the Condensed Consolidated Balance Sheets.

13. Related Party Transactions

Transactions with Directors, Equity Holders and Executive Officers

FreedomRoads leases various RV and Outdoor Retail locations from managers and officers. During the three months ended March 31, 2020 and 2019, the related party lease expense for these locations was $0.5 million and $0.5 million, respectively.

In January 2012, FreedomRoads entered into a lease (the “Original Lease”) for the offices in Lincolnshire, Illinois, which was amended as of March 2013 (the “First Amendment”). The Original Lease base rent of $29,000 per month was increased to $31,500 per month in March 2013 by virtue of the First Amendment and is subject to annual increases. As of November 1, 2019, by way of the Second Amendment to the Office Lease, (together with the Original Lease and the First Amendment, collectively, the “Office Lease”), the Company began leasing additional space for an additional monthly base rent of $5,200. The Company’s Chairman and Chief Executive Officer has personally guaranteed the Office Lease.

Other Transactions

The Company does business with certain companies in which Mr. Lemonis has a direct or indirect material interest. The Company purchased fixtures for interior store sets at the Company’s retail locations from Precise Graphix. Mr. Lemonis has a 67% economic interest in Precise Graphix and the Company paid Precise Graphix $0.1 million and $0.2 million for the three months ended March 31, 2020 and 2019, respectively.

The Company does business with certain companies in which Stephen Adams, a member of the Company’s board of directors, has a direct or indirect material interest. The Company from time to time purchases advertising services from Adams Radio of Fort Wayne LLC (“Adams Radio”), in which Mr. Adams has an indirect 90% interest. The Company paid Adams Radio $0 and $0.2 million for the three months ended March 31, 2020 and 2019, respectively.

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

In accordance with the amended and restated limited liability company agreement of CWGS, LLC (the “LLC Agreement”), the Continuing Equity Owners with common units in CWGS, LLC may elect to exchange or redeem the common units for newly-issued shares of the Company’s Class A common stock or cash at the Company’s election, subject to certain restrictions. If the redeeming or exchanging party also holds Class B common stock, then simultaneously with the payment of cash or newly-issued shares of Class A common stock, as applicable, in connection with a redemption or exchange of common units, a number of shares of the Company’s Class B common stock will be cancelled for no consideration on a one-for-one basis with the number of common units so redeemed or exchanged. As required by the LLC Agreement, the Company must, at all times, maintain a one-to-one ratio between the number of outstanding shares of Class A common stock and the number of common units of CWGS, LLC owned by CWH (subject to certain exceptions for treasury shares and shares underlying certain convertible or exchangeable securities).

15. Non-Controlling Interests

As described in Note 14 — Stockholders’ Equity, CWH is the sole managing member of CWGS, LLC and, as a result, consolidates the financial results of CWGS, LLC. The Company reports a non-controlling interest representing the common units of CWGS, LLC held by Continuing Equity Owners. Changes in CWH’s ownership interest in CWGS, LLC while CWH retains its controlling interest in CWGS, LLC will be accounted for as equity transactions. As such, future redemptions or direct exchanges of common units of CWGS, LLC by the Continuing Equity Owners will result in a change in ownership and reduce or increase the amount recorded as non-controlling interest and increase or decrease additional paid-in capital when CWGS, LLC has positive or negative net assets, respectively. At March 31, 2020 and December 31, 2019, CWGS, LLC had negative net assets, which resulted in negative non-controlling interest amounts on the Condensed Consolidated Balance Sheets. At the end of each period, the Company will record a non-controlling interest adjustment to additional paid-in capital such that the non-controlling interest on the Condensed Consolidated Balance Sheet is equal to the non-controlling interest’s ownership share of the underlying CWGS, LLC net assets (see the Condensed Consolidated Statement of Stockholders’ Equity (Deficit)).

As of March 31, 2020 and December 31, 2019, there were 89,189,070 and 89,158,273 common units of CWGS, LLC outstanding, respectively, of which CWH owned 37,539,786 and 37,488,989 common units of CWGS, LLC, respectively, representing 42.1% and 42.0% ownership interests in CWGS, LLC, respectively, and the Continuing Equity Owners owned 51,649,284 and 51,669,284 common units of CWGS, LLC, respectively, representing 57.9% and 58.0% ownership interests in CWGS, LLC, respectively.

The following table summarizes the effects of changes in ownership in CWGS, LLC on the Company’s equity:

	Three Months Ended
	March 31,
($ in thousands)	2020	2019
Net loss attributable to Camping World Holdings, Inc.	$(8,160)	$(19,395)
Transfers to non-controlling interests:
Increase in additional paid-in capital as a result of the vesting of restricted stock units	82	—
Decrease in additional paid-in capital as a result of repurchases of Class A common stock for withholding taxes on vested RSUs	(212)	—
Increase in additional paid-in capital as a result of the redemption of common units of CWGS, LLC	4	12
Change from net loss attributable to Camping World Holdings, Inc. and transfers to non-controlling interests	$(8,286)	$(19,383)

16. Equity-based Compensation Plans

The following table summarizes the equity-based compensation that has been included in the following line items within the consolidated statements of operations during:

	Three Months Ended
	March 31,	March 31,
($ in thousands)	2020	2019
Equity-based compensation expense:
Costs applicable to revenue	$156	$207
Selling, general, and administrative	3,156	2,509
Total equity-based compensation expense	$3,312	$2,716

The following table summarizes stock option activity for the three months ended March 31, 2020:

Stock Options
(in thousands)
Outstanding at December 31, 2019	745
Forfeited	(18)
Outstanding at March 31, 2020	727
Options exercisable at March 31, 2020	537

The following table summarizes restricted stock unit activity for the three months ended March 31, 2020:

Restricted
Stock Units
(in thousands)
Outstanding at December 31, 2019	1,806
Vested	(47)
Forfeited	(109)
Outstanding at March 31, 2020	1,650

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

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

	Three Months Ended
	March 31,
(In thousands except per share amounts)	2020	2019
Numerator:
Net loss	$(14,129)	$(26,807)
Less: net loss attributable to non-controlling interests	5,969	7,412
Net loss attributable to Camping World Holdings, Inc. — basic and diluted	$(8,160)	$(19,395)
Denominator:
Weighted-average shares of Class A common stock outstanding — basic and diluted	37,534	37,195

Loss per share of Class A common stock — basic	$(0.22)	$(0.52)
Loss per share of Class A common stock — diluted	$(0.22)	$(0.52)

Weighted-average anti-dilutive securities excluded from the computation of diluted earnings per share of Class A common stock:
Stock options to purchase Class A common stock	738	859
Restricted stock units	1,732	1,444
Common units of CWGS, LLC that are convertible into Class A common stock	51,649	51,673

Shares of the Company’s Class B common stock and Class C common stock do not share in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B common stock or Class C common stock under the two-class method has not been presented.

18. Segments Information

The Company has the following two reportable segments: (i) Good Sam Services and Plans, and (ii) RV and Outdoor Retail. Within the Good Sam Services and Plans segment, the Company primarily derives revenue from the sale of the following offerings: emergency roadside assistance plans; property and casualty insurance programs; travel assist programs; extended vehicle service contracts; vehicle financing and refinancing assistance; consumer shows and events; and consumer publications and directories. Within the RV and Outdoor Retail segment, the Company primarily derives revenue from the sale of new and used RVs; commissions on the finance and insurance contracts related to the sale of RVs; the sale of RV service and maintenance work; the sale of RV parts, accessories, and supplies; the sale of outdoor products, equipment, gear and supplies and the sale of Good Sam Club memberships and co-branded credit cards.

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

Reportable segment revenue; segment income; floor plan interest expense; depreciation and amortization; other interest expense, net; and total assets are as follows:

	Three Months Ended March 31, 2020
	Good Sam	RV and
	Services	Outdoor	Intersegment
($ in thousands)	and Plans	Retail	Eliminations	Total
Revenue:
Good Sam services and plans	$48,692	$—	$(1,484)	$47,208
New vehicles	—	498,396	(1,079)	497,317
Used vehicles	—	207,233	(568)	206,665
Products, service and other	—	173,012	(389)	172,623
Finance and insurance, net	—	94,448	(1,992)	92,456
Good Sam Club	—	11,004	—	11,004
Total consolidated revenue	$48,692	$984,093	$(5,512)	$1,027,273

	Three Months Ended March 31, 2019
	Good Sam	RV and
	Services	Outdoor	Intersegment
($ in thousands)	and Plans	Retail	Eliminations	Total
Revenue:
Good Sam services and plans	$48,298	$—	$(1,332)	$46,966
New vehicles	—	530,749	(1,172)	529,577
Used vehicles	—	180,605	(597)	180,008
Products, service and other	—	210,198	(5,322)	204,876
Finance and insurance, net	—	94,280	(2,389)	91,891
Good Sam Club	—	11,451	—	11,451
Total consolidated revenue	$48,298	$1,027,283	$(10,812)	$1,064,769

	Three Months Ended
	March 31,	March 31,
($ in thousands)	2020	2019
Segment income (loss):(1)
Good Sam Services and Plans	$21,340	$22,414
RV and Outdoor Retail	128	(375)
Total segment income	21,468	22,039
Corporate & other	(2,729)	(3,173)
Depreciation and amortization	(14,078)	(13,594)
Other interest expense, net	(14,658)	(17,643)
Tax Receivable Agreement liability adjustment	—	8,477
Segment loss before income taxes	$(9,997)	$(3,894)
(1)	Segment income (loss) is defined as income (loss) from operations before depreciation and amortization plus floor plan interest expense.

	Three Months Ended
	March 31,	March 31,
($ in thousands)	2020	2019
Depreciation and amortization:
Good Sam Services and Plans	$756	$852
RV and Outdoor Retail	13,322	12,742
Total depreciation and amortization	$14,078	$13,594

	Three Months Ended
	March 31,	March 31,
($ in thousands)	2020	2019
Other interest expense, net:
Good Sam Services and Plans	$—	$—
RV and Outdoor Retail	1,892	2,148
Subtotal	1,892	2,148
Corporate & other	12,766	15,495
Total other interest expense, net	14,658	17,643

	March 31,	December 31,
($ in thousands)	2020	2019
Assets:
Good Sam Services and Plans	$102,087	$138,360
RV and Outdoor Retail	3,113,225	3,047,652
Subtotal	3,215,312	3,186,012
Corporate & other	187,249	190,228
Total assets	$3,402,561	$3,376,240

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes included in Part I, Item 1 of this Form 10-Q, as well as our Annual Report. This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various important factors, including those set forth under “Risk Factors” included in Part I, Item 1A of our Annual Report, Part II, Item 1A of this Form 10-Q, the “Cautionary Note Regarding Forward-Looking Statements” in this Form 10-Q and in other parts of this Form 10-Q. Except to the extent that differences among reportable segments are material to an understanding of our business taken as a whole, we present the discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations on a consolidated basis.

For purposes of this Form 10-Q, we define an "Active Customer" as a customer who has transacted with us in any of the eight most recently completed fiscal quarters prior to the date of measurement. Unless otherwise indicated, the date of measurement is March 31, 2020, our most recently completed fiscal quarter.  Additionally, references herein to the approximately 11 million U.S. households that own a recreational vehicle ("RV") are based on data from the RV Industry Association.

Overview

Camping World Holdings, Inc. (together with its subsidiaries) is America’s largest retailer of recreational RVs and related products and services. Our vision is to build a long-term legacy business that makes RVing fun and easy, and our Camping World and Good Sam brands have been serving RV consumers since 1966. We strive to build long-term value for our customers, employees, and shareholders by combining a unique and comprehensive assortment of RV products and services with a national network of RV dealerships, service centers and customer support centers along with the industry’s most extensive online presence and a highly-trained and knowledgeable team of associates serving our customers, the RV lifestyle, and the communities in which we operate. We also believe that our Good Sam organization and family of programs and services uniquely enables us to connect with our customers as stewards of the RV lifestyle. On March 31, 2020, we operated a total of 168 retail locations, with 167 of these selling and/or servicing RVs. See Note 1 – Summary of Significant Accounting Policies to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

After several years of strong growth, the overall RV industry experienced decelerating demand for new vehicles in 2018 and 2019. Along with the decelerating demand trends, wholesale shipments of new RV vehicles declined 16.0% in 2019 according to the RV Industry Association’s survey of manufacturers. In late 2019, the demand for new RVs across the overall RV industry began increasing again, and through the three months ended March 31, 2020, wholesale shipments of new RV vehicles increased 0.4% over the first three months of 2019, according to the most recent survey of manufacturers. In an effort to sell through existing RV units and lower new RV inventory levels, we believe many dealers have lowered the pricing of new RV units to levels at or below cost in some instances. The result has been increased competition across the industry from lower RV pricing. In an effort to remain competitive and maintain our market share, we have pursued pricing, marketing and other programs that have adversely impacted our gross margin, selling, general and administrative expenses and operating margin. We expect these trends to continue through at least the end of the calendar year ending December 31, 2020 and may be exacerbated as a result of the COVID-19 pandemic described below.

Segments

The Company has the following two reportable segments: (i) Good Sam Services and Plans, and (ii) RV and Outdoor Retail. See Note 18 — Segment Information to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

COVID-19

As discussed in Note 1 — Summary of Significant Accounting Policies — COVID-19 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q, COVID-19 has impacted our business, in particular our revenue, due to decreased retail and online traffic. We have implemented preparedness plans to keep our employees and customers healthy and safe, which include social distancing, providing employees with face coverings and/or other protective clothing as required, implementing additional cleaning and sanitization routines, and work-from-home orders for a significant portion of our workforce. The majority of our RV and Outdoor Retail locations have continued to operate as essential businesses and consequently have remained open to serve our customers through the pandemic, and we continue to operate our e-commerce business. As of March 31, 2020, we have temporarily closed four of our specialty retail locations as a result of COVID-19. Subsequent to March 31, 2020, we temporarily closed three additional dealerships as a result of COVID-19. We have temporarily reduced salaries and hours throughout the Company, including for our executive officers and implemented headcount and other cost reductions since the middle of March 2020 and early April 2020 in an attempt to better align expenses with reduced sales resulting from the impact of COVID-19 on our business.

Additionally, we believe that when stay-at-home restrictions around the U.S. begin to ease, the demand for safe travel away from the home will increase. We believe that the RV industry is poised to recover more quickly than certain other sectors of the economy and may benefit from an anticipated slow recovery of the cruise line and air travel industries. We are implementing the appropriate marketing and operational plans to be best prepared to optimize our leadership position through the recovery, regardless of the ultimate timing and slope of the recovery curve.

Although we have recently incurred significant disruptions in certain of our markets due to the outbreak, and expect the impact of the pandemic and the related restrictions on our operations to adversely affect traffic and sales for at least the remainder of 2020, we are unable to accurately quantify the impact that COVID-19 will have on business, results of operations and liquidity due to numerous uncertainties, including the severity of the disease, the duration of the outbreak, the economic impact of the pandemic, actions that may be taken by governmental authorities and other as yet unanticipated consequences. In addition, there could be weakening demand for items that are not basic goods, and our supply chain could be further disrupted as a result of the outbreak, such as due to Thor Industries, Inc.’s announced temporary closure of its North American production facilities from late March to early May 2020, either of which could have a materially adverse impact on our operating results. Please refer to “Risk Factors” in Item 1A of Part II of this Form 10-Q for updated risk factors related to the COVID-19 outbreak.

Strategic Shift

In 2019, we made a strategic decision to refocus our business around our core RV competencies. See Note 4 — Restructuring and Long-lived Asset Impairment to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

Results of Operations

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

The following table sets forth information comparing the components of net income for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31, 2020		March 31, 2019
		Percent of		Percent of	Favorable/ (Unfavorable)
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%
Revenue:
Good Sam Services and Plans	$47,208	4.6%	$46,966	4.4%	$242	0.5%
RV and Outdoor Retail:
New vehicles	497,317	48.4%	529,577	49.7%	(32,260)	(6.1%)
Used vehicles	206,665	20.1%	180,008	16.9%	26,657	14.8%
Products, service and other	172,623	16.8%	204,876	19.2%	(32,253)	(15.7%)
Finance and insurance, net	92,456	9.0%	91,891	8.6%	565	0.6%
Good Sam Club	11,004	1.1%	11,451	1.1%	(447)	(3.9%)
Subtotal	980,065	95.4%	1,017,803	95.6%	(37,738)	(3.7%)
Total revenue	1,027,273	100.0%	1,064,769	100.0%	(37,496)	(3.5%)

Gross profit (exclusive of depreciation and amortization shown separately below):
Good Sam Services and Plans	25,349	2.5%	26,235	2.5%	(886)	(3.4%)
RV and Outdoor Retail:
New vehicles	70,875	6.9%	66,533	6.2%	4,342	6.5%
Used vehicles	42,872	4.2%	37,162	3.5%	5,710	15.4%
Products, service and other	62,354	6.1%	68,772	6.5%	(6,418)	(9.3%)
Finance and insurance, net	92,456	9.0%	91,891	8.6%	565	0.6%
Good Sam Club	8,757	0.9%	7,734	0.7%	1,023	13.2%
Subtotal	277,314	27.0%	272,092	25.6%	5,222	1.9%
Total gross profit	302,663	29.5%	298,327	28.0%	4,336	1.5%
Operating expenses:
Selling, general and administrative expenses	267,656	26.1%	268,065	25.2%	409	0.2%
Depreciation and amortization	14,078	1.4%	13,594	1.3%	(484)	(3.6%)
Long-lived asset impairment	6,569	0.6%	—	—	(6,569)	(100.0%)
Lease termination	584	0.1%	—	—	(584)	(100.0%)
Loss on disposal of assets	511	0.0%	(214)	(0.0%)	(725)	338.8%
Total operating expenses	289,398	28.2%	281,445	26.4%	(7,953)	(2.8%)
Income from operations	13,265	1.3%	16,882	1.6%	(3,617)	(21.4%)
Other income (expense):
Floor plan interest expense	(8,604)	(0.8%)	(11,610)	(1.1%)	3,006	25.9%
Other interest expense, net	(14,658)	(1.4%)	(17,643)	(1.7%)	2,985	16.9%
Tax Receivable Agreement liability adjustment	—	—	8,477	0.8%	(8,477)	(100.0%)
Total other income (expense)	(23,262)	(2.3%)	(20,776)	(2.0%)	(2,486)	(12.0%)
Loss before income taxes	(9,997)	(1.0%)	(3,894)	(0.4%)	(6,103)	(156.7%)
Income tax expense	(4,132)	(0.4%)	(22,913)	(2.2%)	18,781	82.0%
Net loss	(14,129)	(1.4%)	(26,807)	(2.5%)	12,678	47.3%
Less: net loss attributable to non-controlling interests	5,969	0.6%	7,412	0.7%	(1,443)	(19.5%)
Net loss attributable to Camping World Holdings, Inc.	$(8,160)	(0.8%)	$(19,395)	(1.8%)	$11,235	57.9%

Supplemental Data

	Three Months Ended March 31,		Increase		Percent
	2020	2019	(decrease)		Change
Unit sales
New vehicles	14,208	15,016	(808)		(5.4%)
Used vehicles	8,682	8,177	505		6.2%
Total	22,890	23,193	$(303)		(1.3%)

Average selling price
New vehicles	$35,003	$35,268	$(265)		$(0.8%)
Used vehicles	23,804	22,014	1,790		8.1%

Same store unit sales
New vehicles	12,955	14,490	(1,535)		(10.6%)
Used vehicles	8,010	8,005	5		0.1%
Total	20,965	22,495	(1,530)		(6.8%)

Same store revenue ($ in 000's)
New vehicles	$456,327	$515,097	$(58,770)		$(11.4%)
Used vehicles	194,606	177,283	17,323		9.8%
Products, service and other	118,792	118,581	211		0.2%
Finance and insurance	85,399	89,742	(4,343)		(4.8%)
Total	855,124	900,703	(45,579)		(5.1%)

Average gross profit per unit
New vehicles	$4,988	$4,431	$558		12.6%
Used vehicles	4,938	4,545	393		8.7%
Finance and insurance, net per vehicle unit	4,039	3,962	77		1.9%
Total vehicle front-end yield(1)	9,008	8,433	575		6.8%

Gross margin
Good Sam Services and Plans	53.7%	55.9%	(216)	bps

New vehicles	14.3%	12.6%	169	bps
Used vehicles	20.7%	20.6%	10	bps
Products, service and other	36.1%	33.6%	255	bps
Finance and insurance, net	100.0%	100.0%	unch.	bps
Good Sam Club	79.6%	67.5%	1,204	bps
Subtotal RV and Outdoor Retail	28.3%	26.7%	156	bps
Total gross margin	29.5%	28.0%	144	bps

Inventories ($ in 000's)
New vehicles	$1,053,802	$1,062,448	$(8,646)		(0.8%)
Used vehicles	151,058	120,418	30,640		25.4%
Products, parts, accessories and misc.	234,555	439,697	(205,142)		(46.7%)
Total RV and Outdoor inventories	$1,439,415	$1,622,563	$(183,148)		(11.3%)

Vehicle inventory per location ($ in 000's)
New vehicle inventory per dealer location	$6,712	$7,228	$(515)		$(7.1%)
Used vehicle inventory per dealer location	962	819	143		17.5%

Vehicle inventory turnover(2)
New vehicle inventory turnover	2.1	2.2	(0.1)		(3.4%)
Used vehicle inventory turnover	4.6	4.9	(0.2)		(5.0%)

Retail locations
RV dealerships	157	147	10		6.8%
RV service & retail centers	10	12	(2)		(16.7%)
Subtotal	167	159	8		5.0%
Other retail stores	1	67	(66)		(98.5%)
Total	168	226	(58)		(25.7%)

Other data
Active Customers(3)	4,921,246	5,123,032	(201,786)		(3.9%)
Good Sam Club members	2,094,134	2,149,627	(55,493)		(2.6%)
Finance and insurance gross profit as a % of total vehicle revenue	13.1%	12.9%	18	bps	n/a
Same store locations	146	n/a	n/a		n/a

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

Total revenue was $1.0 billion for the three months ended March 31, 2020, a decrease of $37.5 million, or 3.5%, from $1.1 billion for the three months ended March 31, 2019. The decrease in total revenue was driven by a $37.7 million, or 3.7%, decrease in RV and Outdoor Retail revenue, partially offset by a $0.2 million, or 0.5%, increase in Good Sam Services and Plans revenue.

Total gross profit was $302.7 million for the three months ended March 31, 2020, an increase of $4.3 million, or 1.5%, from $298.3 million for the three months ended March 31, 2019. The increase in total gross profit was driven by a $5.2 million, or 1.9%, increase in RV and Outdoor Retail gross profit, partially offset by a $0.9 million, or 3.4%, decrease in Good Sam Services and Plans gross profit.

Income from operations was $13.3 million for the three months ended March 31, 2020, a decrease of $3.6 million, or 21.4%, from $16.9 million for the three months ended March 31, 2019. The decrease in income from operations was primarily driven by a $6.6 million increase in long-lived asset impairment, a $0.7 million increase in loss on disposal of assets, a $0.6 million increase in lease termination expense, and a $0.5 million increase in depreciation and amortization, partially offset by a $4.3 million increase in gross profit, and a $0.4 million decrease in selling, general and administrative expenses.

Total other expenses were $23.3 million for the three months ended March 31, 2020, an increase of $2.5 million, or 12.0%, from $20.8 million for the three months ended March 31, 2019. The increase in other expenses was driven by an $8.5 million favorable adjustment in Tax Receivable Agreement Liability in 2019 which did not reoccur in 2020, partially offset by a $3.0 million decrease in floor plan interest expense and a $3.0 million decrease in other interest expense.

As a result of the above factors, loss before income taxes was $10.0 million for the three months ended March 31, 2020 compared to loss before income taxes of $3.9 million for the three months ended March 31, 2019. Income tax expense was $4.1 million for the three months ended March 31, 2020, a decrease of $18.8 million from $22.9 million for the three months ended March 31, 2019. As a result, net loss was $14.1 million for the three months ended March 31, 2020 compared to net loss of $26.8 million for the three months ended March 31, 2019.

Good Sam Services and Plans

Good Sam Services and Plans revenue increased 0.5%, or $0.2 million, to $47.2 million in the three months ended March 31, 2020, from $47.0 million in the three months ended March 31, 2019. The increase was primarily attributable to a $0.5 million increase in our roadside assistance programs primarily resulting from upsells to higher-priced product offerings, a $0.6 million increase in our vehicle insurance products, and a $0.3 million increase in our extended vehicle warranty programs, partially offset by a $1.1 million decrease in consumer shows revenue, and a $0.1 million decrease in other programs.

Good Sam Services and Plans gross profit decreased 3.4%, or $0.9 million, to $25.3 million in the three months ended March 31, 2020, from $26.2 million in the three months ended March 31, 2019 and gross margin decreased to 53.7% from 55.9% in the same respective periods. The decrease in gross profit was primarily attributable to $0.9 million of increased accrual for program costs, a $0.5 million reduction from the consumer shows, and a $0.4 million reduction from the annual directory publication, partially offset by a $0.5 million increase from our vehicle insurance programs, and a $0.4 million increase from our roadside assistance programs.

RV and Outdoor Retail

New Vehicles

New vehicle revenue decreased 6.1%, or $32.3 million, to $497.3 million in the three months ended March 31, 2020 from $529.6 million in the three months ended March 31, 2019. The decrease was primarily due to a 5.4% reduction in vehicles sold and 0.8% reduction in average price per vehicle sold. On a same store basis, new vehicle revenue decreased 11.4% to $456.3 million in the three months ended March 31, 2020 from $515.1 million in the three months ended March 31, 2019. The decrease was primarily driven by a 10.6%

decrease in same store vehicles sold to 12,955 vehicles and a 0.8% decrease in average selling price per vehicle sold to $35,003.

New vehicle gross profit increased 6.5%, or $4.3 million, to $70.9 million in the three months ended March 31, 2020 from $66.5 million in the three months ended March 31, 2019. The increase was primarily due to a 12.6% increase in average gross profit per vehicle sold, partially offset by a 5.4% decrease in vehicles sold. Gross margin increased to 14.3% in the three months ended March 31, 2020 from 12.6% in the three months ended March 31, 2019. The increase was primarily due to a mix shift towards the higher margined towable units.

Used Vehicles

Used vehicle revenue increased 14.8%, or $26.7 million, to $206.7 million in the three months ended March 31, 2020 from $180.0 million in the three months ended March 31, 2019. The increase was primarily due to a 6.2% increase in vehicles sold and an 8.1% increase in average selling price per vehicle sold. On a same store basis, used vehicle revenue increased 9.8% to $194.6 million in the three months ended March 31, 2020 from $177.3 million in the three months ended March 31, 2019. The increase was primarily driven by a 9.7% increase in average same store price per vehicle.

Used vehicle gross profit increased 15.4%, or $5.7 million, to $42.9 million in the three months ended March 31, 2020 from $37.2 million in the three months ended March 31, 2019. The increase was primarily from a 6.2% increase in vehicles sold and an 8.7% increase in average gross profit per vehicle sold. The increase in average gross profit per vehicle sold was primarily driven by higher selling and purchase prices for used vehicles as a result of strength in the used market. Used vehicle gross margin of 20.7% in the three months ended March 31, 2020 was essentially flat to the 20.6% in the three months ended March 31, 2019.

Products, service and other

Products, service and other revenue decreased 15.7%, or $32.3 million, to $172.6 million in the three months ended March 31, 2020, from $204.9 million in the three months ended March 31, 2019. The decrease was primarily attributable to store closures related to the 2019 Strategic Shift. On a same store basis, products, service and other revenue increased 0.2% to $118.8 million for the three months ended March 31, 2020 from $118.6 million in the three months ended March 31 2019.

Products, service and other gross profit decreased 9.3%, or $6.4 million, to $62.4 million in the three months ended March 31, 2020 from $68.8 million in the three months ended March 31, 2019. The decrease was primarily due to the 2019 Strategic Shift. Products, service and other gross margin increased to 36.1% in the three months ended March 31, 2020 from 33.6% in the three months ended March 31, 2019. The increase was primarily due to a mix shift toward higher margin legacy RV products.

Finance and Insurance, net

Finance and insurance revenue and gross profit is recorded net, since the Company is acting as an agent in the transaction, and commission is recognized when a finance and insurance product contract payment has been received or financing has been arranged. Finance and insurance, net revenue and gross profit each increased 0.6%, or $0.6 million, to $92.5 million in the three months ended March 31, 2020 from $91.9 million in the three months ended March 31, 2019. Finance and insurance, net revenue as a percentage of new and used vehicles financed increased to 13.1% for the three months ended March 31, 2020 from 12.9% for the three months ended March 31, 2019. On a same store basis, finance and insurance, net revenue and gross profit decreased 4.8%, or $4.3 million, to $85.4 million versus the three months ended March 31, 2019, as the unit volume decrease more than offset the increase in average gross profit per finance transaction.

Good Sam Club

Good Sam Club revenue decreased 3.9%, or $0.4 million, to $11.0 million in the three months ended March 31, 2020 from $11.5 million in the three months ended March 31, 2019. The decrease primarily resulted from reduced royalty fees from the Good Sam branded credit card related to fewer retail locations.

Good Sam Club gross profit increased 13.2%, or $1.0 million, to $8.8 million in the three months ended March 31, 2020 from $7.7 million in the three months ended March 31, 2019. The increase was primarily due to reduced marketing expenses from the decreased number of stores as a result of the 2019 Strategic Shift. Gross margin increased to 79.6% in the three months ended March 31, 2020 from 67.5% in the three months ended March 31, 2019 primarily due to reduced club marketing expenses.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased 0.2%, or $0.4 million, to $267.7 million in the three months ended March 31, 2020 from $268.1 million in the three months ended March 31, 2019. The $0.4 million decrease was primarily due to decreases of $0.9 million of personal property expense, and $0.7 million of professional fees, partially offset by an increase of $0.7 million in wage-related expenses, $0.4 million of selling expense and $0.1 million of other store and corporate overhead expenses. Selling, general and administrative expenses as a percentage of total gross profit decreased to 88.4% in the three months ended March 31, 2020, from 89.9% in the three months ended March 31, 2019 primarily due to cost reduction programs implemented related to the 2019 Strategic Shift.

Depreciation and amortization

Depreciation and amortization increased 3.6%, or $0.5 million, to $14.1 million in the three months ended March 31, 2020 from $13.6 million in the three months ended March 31, 2019 due to the impact of capital expenditures from 2019.

Long-lived asset impairment

As discussed in Note 4 – Restructuring and Long-lived Asset Impairment to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q, we recognized $6.6 million of long-lived asset impairments during the three months ended March 31, 2020, of which $6.5 million related to the 2019 Strategic Shift discussed above.

Lease termination

Lease termination expense of $0.6 million in the three months ended March 31, 2020 related to the 2019 Strategic Shift discussed above.

Floor plan interest expense

Floor plan interest expense decreased 25.9%, or $3.0 million, to $8.6 million in the three months ended March 31, 2020 from $11.6 million in the three months ended March 31, 2019. The decrease was primarily due to a 91 basis point decrease in the average floor plan borrowing rate, and an 8.3% decrease in average floor plan borrowings primarily from lower average inventory levels.

Other interest expense, net

Other interest expense decreased 16.9%, or $3.0 million, to $14.7 million in the three months ended March 31, 2020 from $17.6 million in the three months ended March 31, 2019. The decrease was primarily due to a 94 basis point decrease in the average interest rate.

Income tax expense

Income tax expense decreased $18.8 million to $4.1 million in the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The decrease was primarily due to lower income incurred at CWGS, LLC for which the Company is subject to U.S. federal and state taxes on its allocable share, partially offset by operating losses recorded by Camping World, Inc. (“CW”) for which no tax benefit can be recognized and the transfer of assets to CW that was recorded in the prior year as discussed in Note 12 - Income Taxes to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

Net loss

Net loss decreased 47.3%, or $12.7 million, to a net loss of $14.1 million for the three months ended March 31, 2020 from a net loss of $26.8 million in the three months ended March 31, 2019 primarily due to the items mentioned above.

Segment results

The following tables sets forth a reconciliation of total segment income to consolidated income before income taxes for each of our segments for the periods presented:

	Three Months Ended
	March 31, 2020		March 31, 2019		Favorable/
		Percent of		Percent of	(Unfavorable)
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%
Revenue:
Good Sam Services and Plans	$48,692	4.7%	$48,298	4.5%	$394	0.8%
RV and Outdoor Retail	984,093	95.8%	1,027,283	96.5%	(43,190)	(4.2%)
Elimination of intersegment revenue	(5,512)	(0.5%)	(10,812)	(1.0%)	5,300	49.0%
Total consolidated revenue	1,027,273	100.0%	1,064,769	100.0%	(37,496)	(3.5%)
Segment income:(1)
Good Sam Services and Plans	21,340	2.1%	22,414	2.1%	(1,074)	(4.8%)
RV and Outdoor Retail	128	0.0%	(375)	(0.0%)	503	134.1%
Total segment income	21,468	2.1%	22,039	2.1%	(571)	(2.6%)
Corporate & other	(2,729)	(0.3%)	(3,173)	(0.3%)	444	14.0%
Depreciation and amortization	(14,078)	(1.4%)	(13,594)	(1.3%)	(484)	(3.6%)
Other interest expense, net	(14,658)	(1.4%)	(17,643)	(1.7%)	2,985	16.9%
Tax Receivable Agreement liability adjustment	—	—	8,477	0.8%	(8,477)	(100.0%)
Loss before income taxes	$(9,997)	(1.0%)	$(3,894)	(0.4%)	$(6,103)	(156.7%)

Same store revenue- RV and Outdoor Retail(2)	$855,124		$900,703		$(45,579)	(5.1%)

(1)	Segment income represents income for each of our reportable segments and is defined as income from operations before depreciation and amortization, plus floor plan interest expense.
(2)	Same store revenue definition not applicable to the Good Sam Services and Plans segment.

Good Sam Services and Plans

Good Sam Services and Plans segment revenue increased 0.8%, or $0.4 million, to $48.7 million in the three months ended March 31, 2020, from $48.3 million in the three months ended March 31, 2019. The increase was primarily attributable to a $0.5 million increase in our roadside assistance programs primarily resulting from upsells to higher-priced product offerings, a $0.6 million increase in our vehicle insurance products and a $0.3 million increase in our extended vehicle warranty programs, partially offset by a $1.0 million decrease in consumer shows revenue.

Good Sam Services and Plans segment income decreased 4.8%, or $1.1 million, to $21.3 million in the three months ended March 31, 2020, from $22.4 million in the three months ended March 31, 2019. The decrease was primarily attributable to $0.9 million of increased accrual for program costs, a $0.6 million reduction from the consumer shows, a $0.4 million reduction from the annual directory publication, and a $0.2 million increase in selling, general and administrative expenses, partially offset by a $0.5 million increase from our vehicle insurance programs, a $0.4 million increase from our roadside assistance programs and a $0.1 million increase from other services and plans. Good Sam Services and Plans segment margin decreased 258 basis points to 43.8% in the three months ended March 31, 2020 from 46.4% in the three months ended March 31, 2019.

RV and Outdoor Retail

RV and Outdoor Retail segment revenue decreased 4.2%, or $43.2 million, to $1.0 billion in the three months ended March 31, 2020 from $1.0 billion in the three months ended March 31, 2019. The decrease was primarily driven by a $37.2 million, or 17.7%, decrease in products, service and other revenue primarily due to the 2019 Strategic Shift, a $32.4 million, or 6.1% decrease in new vehicle revenue, and a $0.4 million, or 3.9%, decrease in Good Sam Club revenue, partially offset by a $26.6 million, or 14.7%, increase in used vehicle revenue, and a $0.2 million, or 0.2%, increase in finance and insurance revenue.

RV and Outdoor Retail segment income increased 134.1%, or $0.5 million, to a segment income of $0.1 million in the three months ended March 31, 2020 from a segment loss of $0.4 million in the three months ended March 31, 2019. The increase was primarily related to increased segment gross profit of $5.2 million primarily due to a mix shift to higher margined vehicles and increased volume of new vehicles sold, reduced floor plan interest expense of $3.0 million primarily due to a lower borrowing rate and lower average borrowings, and reduced selling, general and administrative expenses of $0.2 million, partially offset by $6.6 million of long-lived asset impairment, $0.7 million of increased loss on asset disposal, and $0.6 million of lease termination losses. RV and Outdoor Retail segment margin increased 5 basis points to 0%.

Corporate and other expenses

Corporate and other expenses decreased 14.0%, or $0.4 million, to $2.7 million in the three months ended March 31, 2020 from $3.2 million in the three months ended March 31, 2019 primarily from reduced professional fees.

Non-GAAP Financial Measures

To supplement our condensed consolidated financial statements, which are prepared and presented in accordance with accounting principles generally accepted in the United States (“GAAP”), we use the following non-GAAP financial measures: EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Net Income Attributable to Camping World Holdings, Inc. – Basic, Adjusted Net Income Attributable to Camping World Holdings, Inc. – Diluted, Adjusted Earnings Per Share – Basic, and Adjusted Earnings Per Share – Diluted (collectively the "Non-GAAP Financial Measures"). We believe that these Non-GAAP Financial Measures, when used in conjunction with GAAP financial measures, provide useful information about operating results, enhance the overall understanding of past financial performance and future prospects, and allow for greater transparency with respect to the key metrics we use in our financial and operational decision making. These Non-GAAP Financial Measures are also frequently used by analysts, investors and other interested parties to evaluate companies in the Company’s industry. The presentation of this financial information is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP, and they should not be construed as an inference that the Company’s future results will be unaffected by any items adjusted for in these non-GAAP measures. In evaluating these non-GAAP measures, you should be aware that in the future the Company may incur expenses that are the same as or similar to some of those adjusted in this presentation. The Non-GAAP Financial Measures that we use are not necessarily comparable to similarly titled measures used by other companies due to different methods of calculation.

EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin

We define “EBITDA” as net income before other interest expense, net (excluding floor plan interest expense), provision for income tax expense and depreciation and amortization. We define “Adjusted EBITDA” as EBITDA further adjusted for the impact of certain non-cash and other items that we do not consider in our evaluation of ongoing operating performance. These items include, among other things, long-lived asset impairment, lease termination loss, loss on disposal of assets, equity-based compensation, Tax Receivable Agreement liability adjustment, restructuring costs related to the 2019 Strategic Shift, and other unusual or one-time items. We define “Adjusted EBITDA Margin” as Adjusted EBITDA as a percentage of total revenue. We caution investors that amounts presented in accordance with our definitions of EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin may not be comparable to similar measures disclosed by our competitors, because not all companies and analysts calculate EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin in the same manner. We present EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin because we consider them to be important supplemental measures of our performance and believe they are frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. Management believes that investors’ understanding of our performance is enhanced by including these Non-GAAP Financial Measures as a reasonable basis for comparing our ongoing results of operations.

The following table reconciles EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin to the most directly comparable GAAP financial performance measures, which are net (loss) income and net (loss) income margin, respectively:

	Three Months Ended
	March 31,	March 31,
($ in thousands)	2020	2019
EBITDA:
Net loss	$(14,129)	$(26,807)
Other interest expense, net	14,658	17,643
Depreciation and amortization	14,078	13,594
Income tax expense	4,132	22,913
Subtotal EBITDA	18,739	27,343
Long-lived asset impairment (a)	6,569	—
Lease termination (b)	584	—
Loss (gain) on disposal of assets, net (c)	511	(214)
Equity-based compensation (d)	3,312	2,716
Tax Receivable Agreement liability adjustment (e)	—	(8,477)
Restructuring costs (f)	6,282	—
Adjusted EBITDA	$35,997	$21,368

	Three Months Ended
	March 31,	March 31,
(as percentage of total revenue)	2020	2019
EBITDA margin:
Net loss margin	(1.4%)	(2.5%)
Other interest expense, net	1.4%	1.7%
Depreciation and amortization	1.4%	1.3%
Income tax expense	0.4%	2.2%
Subtotal EBITDA margin	1.8%	2.6%
Long-lived asset impairment (a)	0.6%	—
Lease termination (b)	0.1%	—
Loss (gain) on disposal of assets, net (c)	0.0%	(0.0%)
Equity-based compensation (d)	0.3%	0.3%
Tax Receivable Agreement liability adjustment (e)	—	(0.8%)
Restructuring costs (f)	0.6%	—
Adjusted EBITDA margin	3.5%	2.0%

(a)	Represents long-lived asset impairment charges related to the RV and Outdoor Retail segment, which primarily relate to locations affected by the 2019 Strategic Shift. See Note 4 – Restructuring and Long-lived Asset Impairment to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional information
(b)	Represents the loss on the termination of operating leases relating primarily to the 2019 Strategic Shift, net of lease termination fees (See Note 4– Restructuring and Long-lived Asset Impairment to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional information
(c)	Represents an adjustment to eliminate the losses and gains on disposal and sales of various assets.
(d)	Represents non-cash equity-based compensation expense relating to employees and directors of the Company.
(e)	Represents an adjustment to eliminate the loss on remeasurement of the Tax Receivable Agreement primarily due to changes in our effective income tax rate and the transfer of certain assets from GSS to CW. See Note 12 — Income Taxes to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
(f)	Represents restructuring costs relating to our 2019 Strategic Shift. These restructuring costs include one-time employee termination benefits, incremental inventory reserve charges, and other associated costs. These costs do not include lease termination costs, which are presented separately above. See Note 4 – Restructuring and Long-lived Asset Impairment to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional information.

Adjusted Net Income Attributable to Camping World Holdings, Inc. and Adjusted Earnings Per Share

We define “Adjusted Net Income Attributable to Camping World Holdings, Inc. – Basic” as net income attributable to Camping World Holdings, Inc. adjusted for the impact of certain non-cash and other items that we do not consider in our evaluation of ongoing operating performance. These items include, among other things, long-lived asset impairment, lease termination costs, loss on disposal of assets, equity-based compensation, Tax Receivable Agreement liability adjustment, restructuring costs related to the 2019 Strategic Shift, other unusual or one-time items, the income tax expense effect of these adjustments, and the effect of net income attributable to non-controlling interests from these adjustments.

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

	Three Months Ended
	March 31,	March 31,
(In thousands except per share amounts)	2020	2019
Numerator:
Net loss attributable to Camping World Holdings, Inc.	$(8,160)	$(19,395)
Adjustments related to basic calculation:
Long-lived asset impairment (a):
Gross adjustment	6,569	—
Income tax expense for above adjustment (b)	(13)	—
Lease termination (c):
Gross adjustment	584	—
Income tax benefit for above adjustment (b)	—	—
Loss on disposal of assets and other expense, net (d):
Gross adjustment	511	(214)
Income tax (expense) benefit for above adjustment (b)	(1)	9
Equity-based compensation (e):
Gross adjustment	3,312	2,716
Income tax expense for above adjustment (b)	(302)	(221)
Tax Receivable Agreement liability adjustment (f):
Gross adjustment	—	(8,477)
Income tax benefit for above adjustment (b)	—	2,143
Restructuring costs (g):
Gross adjustment	6,282	—
Income tax expense for above adjustment (b)	(35)	—
Adjustment to net loss attributable to non-controlling interests resulting from the above adjustments (h)	(9,994)	(1,453)
Adjusted net income (loss) attributable to Camping World Holdings, Inc. – basic and diluted	$(1,247)	$(24,892)
Denominator:
Weighted-average Class A common shares outstanding – basic	37,534	37,195
Adjusted weighted average Class A common shares outstanding – diluted	37,534	37,195

Adjusted earnings (loss) per share - basic	$(0.03)	$(0.67)
Adjusted earnings (loss) per share - diluted	$(0.03)	$(0.67)

Anti-dilutive amounts (i):
Numerator:
Reallocation of net loss attributable to non-controlling interests from the anti-dilutive exchange of common units in CWGS, LLC (j)	$4,025	$(5,959)
Income tax on reallocation of net loss attributable to non-controlling interests from the anti-dilutive exchange of common units in CWGS, LLC (k)	$(5,734)	$(4,563)
Assumed income tax benefit of combining C-corporations with full valuation allowances with the income of other consolidated entities after the anti-dilutive exchange of common units in CWGS, LLC (l)	$8,143	$10,567
Denominator:
Anti-dilutive exchange of common units in CWGS, LLC for shares of Class A common stock (m)	51,649	51,673
Anti-dilutive restricted stock units (m)	284	7

(a)	Represents long-lived asset impairment charges related to the RV and Outdoor Retail segment, which primarily relate to locations affected by the 2019 Strategic Shift. See Note 4 – Restructuring and Long-lived Asset Impairment to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional information.
(b)	Represents the current and deferred income tax expense or benefit effect of the above adjustments, many of which are related to entities with full valuation allowances for which no tax benefit can be currently recognized. This assumption uses an effective tax rate of 25.0% and 25.3% for the adjustments for the three month ended March 31, 2020 and 2019, respectively, which represents the estimated tax rate that would apply had the above adjustments been included in the determination of our non-GAAP metric.
(c)	Represents the termination of operating leases relating primarily to the 2019 Strategic Shift, net of lease termination costs (See Note 4 – Restructuring and Long-lived Asset Impairment to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional information.
(d)	Represents an adjustment to eliminate the gains and losses on sales of various assets, and losses on the disposal or sale of real estate at closed RV and Outdoor Retail locations.
(e)	Represents non-cash equity-based compensation expense relating to employees and directors of the Company.

(f)	Represents an adjustment to eliminate the loss on remeasurement of the Tax Receivable Agreement primarily due to changes in our effective income tax rate and the transfer of certain assets from GSS to CW. See Note 12 — Income Taxes to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
(g)	Represents restructuring costs relating to our 2019 Strategic Shift. These restructuring costs include one-time employee termination benefits, incremental inventory reserve charges, and other associated costs. These costs do not include lease termination costs, which are presented separately above. See Note 4 – Restructuring and Long-lived Asset Impairment to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional information.
(h)	Represents the adjustment to net income attributable to non-controlling interests resulting from the above adjustments that impact the net income of CWGS, LLC. This adjustment uses the non-controlling interest’s weighted average ownership of CWGS, LLC of 57.9% and 58.1% for the three months ended March 31, 2020 and 2019, respectively.
(i)	The below amounts have not been considered in our adjusted earnings per share – diluted amounts as the effect of these items are anti-dilutive.
(j)	Represents the reallocation of net income attributable to non-controlling interests from the impact of the assumed change in ownership of CWGS, LLC from stock options, restricted stock units, and/or common units of CWGS, LLC.
(k)	Represents the income tax expense effect of the above adjustment for reallocation of net income attributable to non-controlling interests. This assumption uses an effective tax rate of 25.0% and 25.3% for the adjustments for the three months ended March 31, 2020 and 2019, respectively.
(l)	Represents adjustments to reflect the income tax benefit of losses of consolidated C-corporations that under the Company’s current equity structure cannot be used against the income of other consolidated subsidiaries of CWGS, LLC. Subsequent to the exchange of all common units in CWGS, LLC, the Company believes certain actions could be taken such that the C-corporations’ losses could offset income of other consolidated subsidiaries. The adjustment reflects the income tax benefit assuming effective tax rate of 25.0% and 25.3% during the three months ended March 31, 2020 and 2019, respectively, for the losses experienced by the consolidated C-corporations for which valuation allowances have been recorded. No assumed release of valuation allowance established for previous periods are included in these amounts.
(m)	Represents the impact to the denominator for stock options, restricted stock units, and/or common units of CWGS, LLC.

Uses and Limitations of Non-GAAP Financial Measures

Management and our board of directors use the Non-GAAP Financial Measures:

●	as a measurement of operating performance because they assist us in comparing the operating performance of our business on a consistent basis, as they remove the impact of items not directly resulting from our core operations;
●	for planning purposes, including the preparation of our internal annual operating budget and financial projections;
●	to evaluate the performance and effectiveness of our operational strategies; and
●	to evaluate our capacity to fund capital expenditures and expand our business.

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

Due to these limitations, the Non-GAAP Financial Measures should not be considered as measures of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using these Non-GAAP Financial Measures only supplementally. As noted in the tables above, certain of the Non-GAAP Financial Measures include adjustments for long-lived asset impairment, lease termination costs, loss on disposal of assets, equity-based compensation, Tax Receivable Agreement liability, restructuring costs related to the 2019 Strategic Shift, other unusual or one-time items, and the income tax expense effect described above, as applicable. It is reasonable to expect that certain of these items will occur in future periods. However, we believe these adjustments are appropriate because the amounts recognized can vary significantly from period to period, do not directly relate to the ongoing operations of our business and complicate comparisons of our internal operating results and operating results of other companies over time. Each of the normal recurring adjustments and other adjustments described in this paragraph and in the reconciliation tables above help management with a measure of our core operating performance over time by removing items that are not related to day-to-day operations.

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

As a public company, our additional liquidity needs include public company costs, payment of regular and special cash dividends, any exercise of the redemption right by the Continuing Equity Owners from time to time (should we elect to exchange common units for a cash payment), payments under the Tax Receivable Agreement, and state and federal taxes to the extent not reduced as a result of the Tax Receivable Agreement. The Continuing Equity Owners may exercise such redemption right for as long as their common units remain outstanding. Although the actual timing and amount of any payments that may be made under the Tax Receivable Agreement will vary, we expect that the payments that we will be required to make to the Continuing Equity Owners, Former Profits Unit Holders and Crestview Partners II GP, L.P. will be significant. Any payments made by us to Continuing Equity Owners, Former Profit Unit Holders and Crestview Partners II GP, L.P. under the Tax Receivable Agreement will generally reduce the amount of overall cash flow that might have otherwise been available to us or to CWGS, LLC and, to the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, the unpaid amounts generally will be deferred and will accrue interest until paid by us; provided, however, that nonpayment for a specified period may constitute a material breach of a material obligation under the Tax Receivable Agreement and therefore may accelerate payments due under the Tax Receivable Agreement. For a discussion of the Tax Receivable Agreement, see Note 12 — Income Taxes to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

CWGS, LLC intends to make a regular quarterly cash distribution to its common unit holders, including us, of approximately $0.08 per common unit and we intend to use all of the proceeds from such distribution on our common units to pay a regular quarterly cash dividend of approximately $0.08 per share on our Class A common stock, subject to our discretion as the sole managing member of CWGS, LLC and the discretion of our board of directors. During the three months ended March 31, 2020, we paid one regular quarterly cash dividend of $0.08 per share of our Class A common stock. CWGS, LLC is required to make cash distributions in accordance with the CWGS LLC Agreement in an amount sufficient for us to pay any expenses incurred by us in connection with the regular quarterly cash dividend, along with any of our other operating expenses and other obligations. In addition, we currently intend to pay a special cash dividend of all or a portion of the Excess Tax Distribution (as defined under “Dividend Policy” included in Part II, Item 5 of our Annual Report) to the holders of our Class A common stock from time to time subject to the discretion of our board of directors as described under “Dividend Policy” in our Annual Report. During the three months ended March 31, 2020, we paid one special cash dividend of $0.0732 per share of our Class A common stock. Our dividend policy has certain risks and limitations, particularly with respect to liquidity, and we may not pay dividends according to our policy, or at all.

During the three months ended March 31, 2020, we incurred long-lived asset impairment charges of $6.6 million, including $6.5 million in connection with the 2019 Strategic Shift. We expect that none of the foregoing charges will result in future cash expenditures. Additionally, in connection with the 2019 Strategic Shift, we have incurred or expect to incur costs relating to one-time employee termination benefits of between $1.2 million and $1.5 million, lease termination costs of between $15.0 million and $20.0 million, incremental inventory reserve charges of $42.4 million, and other associated costs of $20.0 million to $25.0 million. We expect that approximately $20.0 million to $30.0 million of these costs will result in future cash expenditures. For a discussion of the 2019 Strategic Shift, see Note 4 — Restructuring and Long-lived Asset Impairment to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

There is significant uncertainty surrounding the impact of the COVID-19 pandemic on our results of operations and cash flows. As a result, we are proactively taking steps to increase cash available on-hand, including, but not limited to, reducing cash expenditures, including wage reductions through a combination of temporary salary reductions, layoffs, and furloughs; negotiating payment deferrals with lessors; reducing marketing and promotional expenses; and delaying strategic capital expenditures. The Company has negotiated lease payment deferrals of approximately $14.0 million from 2020 into 2021.

Notwithstanding our obligations under the Tax Receivable Agreement, we believe that our sources of liquidity and capital, including cash provided by operating activities and potentially incurring additional borrowings under our Floor Plan Facility, and borrowings under our Revolving Credit Facility will be sufficient to finance our continued operations, growth strategy, including the anticipated opening of additional RV and outdoor retail locations, regular quarterly cash dividends (as described above) and additional expenses we expect to incur for at least the next twelve months. However, we cannot assure you that our cash provided by operating activities, cash and cash equivalents or cash available under our Revolving Credit Facility or our Floor Plan Facility, including the potential additional borrowings noted above, will be sufficient to meet our future needs. If we are unable to generate sufficient cash flows from operations in the future, including as a result of the impact of the COVID-19 pandemic on our business and if availability under our Revolving Credit Facility or our Floor Plan Facility is not sufficient, we may have to obtain additional financing. If we obtain additional capital by issuing equity, the interests of our existing stockholders will be diluted. If we incur additional indebtedness, that indebtedness may impose significant financial and other covenants that may significantly restrict our operations. We cannot assure you that we could obtain refinancing or additional financing on favorable terms or at all, including the expected additional borrowings noted above and particularly in light of the economic uncertainty due to the COVID-19 pandemic. See “Risk Factors — Risks Related to our Business — Our ability to operate and expand our business and to respond to changing business and economic conditions will depend on the availability of adequate capital” included in Part I, Item 1A of our Annual Report.

As of March 31, 2020 and December 31, 2019, we had working capital of $378.4 million and $394.7 million, respectively, including $109.4 million and $147.5 million, respectively, of cash and cash equivalents. Our working capital reflects the cash provided by deferred revenue and gains reported under current liabilities of $82.2 million and $87.1 million as of March 31, 2020 and December 31, 2019, respectively, which reduces working capital. Deferred revenue primarily consists of cash collected for club memberships in advance of services to be provided, which is deferred and recognized as revenue over the life of the membership. We use net proceeds from this deferred membership revenue to lower our long-term borrowings and finance our working capital needs.

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

Cash Flow

The following table shows summary cash flows information for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,
(In thousands)	2020	2019
Net cash used in operating activities	$(15,189)	$(74,020)
Net cash used in investing activities	(8,456)	(22,916)
Net cash (used in) provided by financing activities	(14,470)	28,364
Net decrease in cash and cash equivalents	$(38,115)	$(68,572)

Operating activities. Our cash flows from operating activities are primarily collections from contracts in transit and customers following the sale of new and used vehicles, as well as from the sale of retail products and services and Good Sam services and plans. Contracts in transit represent amounts due from third-party lenders from whom pre-arranged agreements have been determined, and to whom the retail installment sales contracts have been assigned. Our primary uses of cash from operating activities, are repayments of vehicle floor plan payables, payments to retail product suppliers, personnel-related expenditures, payments related to leased property, advertising, and various services and program costs as well as pre-opening costs for Gander Outdoors (now Gander RV) locations during the three months ended March 31, 2019.

Net cash used in operating activities was $15.2 million in the three months ended March 31, 2020, a decrease of $58.8 million from $74.0 million of net cash used in operating activities in the three months ended March 31, 2019. The decrease was primarily due to $65.0 million of reduced receivables and contracts in transit, a $12.7 million increase in net income and $7.4 million of other decreases, partially offset by $26.3 of increased inventory purchases.

Investing activities. Our investment in business activities primarily consists of expanding our operations through organic growth and the acquisition of retail locations. Substantially all of our new retail locations and capital expenditures have been financed using cash provided by operating activities and borrowings under our Senior Secured Credit Facilities.

The table below summarizes our capital expenditures for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,
(In thousands)	2020	2019
IT hardware and software	$2,645	$1,677
Greenfield and acquired retail locations	1,831	8,278
Existing retail locations	4,022	1,777
Corporate and other	170	29
Total capital expenditures	$8,668	$11,761

Our capital expenditures consist primarily of investing in acquired and greenfield retail and RV dealership locations, existing retail locations, information technology, hardware, and software. There were no material commitments for capital expenditures as of March 31, 2020.

Net cash used in investing activities was $8.5 million for the three months ended March 31, 2020. The $8.5 million of cash used in investing activities was comprised of approximately $8.7 million of capital expenditures primarily related to retail locations, partially offset by proceeds of $0.2 million from the sale of property and equipment.

Net cash used in investing activities was $22.9 million for the three months ended March 31, 2019. The $22.9 million of cash used in investing activities was comprised of $21.2 million for the acquisition of RV dealerships, $11.8 million of capital expenditures primarily for acquired businesses, and $0.6 million for the purchase of real property, partially offset by proceeds of $10.2 million from the sale of real property and $0.5 million of proceeds from the sale of property and equipment. See Note 11 – Acquisitions to our unaudited condensed consolidated financial statements included in Part 1, Item 1 of this Form 10-Q.

Financing activities.  Our financing activities primarily consist of proceeds from the issuance of debt and the repayment of principal and debt issuance costs.

Our net cash used in financing activities was $14.5 million for the three months ended March 31, 2020. The $14.5 million of cash used in financing activities was primarily due to $8.4 million of non-controlling member distributions, $5.8 million of dividends paid on Class A common stock, $3.5 million of payments on our long-term debt, and $0.2 million of payments related to RSU shares withheld for taxes, partially offset by $3.4 million of net borrowings under the Floor Plan Facility.

Our net cash provided by financing activities was $28.4 million for the three months ended March 31, 2019. The $28.4 million of cash used in financing activities was primarily due to $39.0 million of net proceeds under the Floor Plan Facility and $3.9 million of net proceeds under the Revolving Credit Facility, partially offset by $5.7 million of dividends paid on Class A common stock, $5.5 million of non-controlling interest member distributions, and $3.3 million of payments on long-term debt.

Description of Senior Secured Credit Facilities, Floor Plan Facility and Real Estate Facility

As of March 31, 2020 and December 31, 2019, we had outstanding debt in the form of our Senior Secured Credit Facilities, our Floor Plan Facility, and our Real Estate Facility. We may from time to time seek to refinance, retire or exchange our outstanding debt. Such refinancings, repayments or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. For additional information regarding our interest rate risk and interest rate hedging instruments, see “Quantitative and Qualitative Disclosures About Market Risk” in Part I, Item 3 of this Form 10-Q.

Senior Secured Credit Facilities

As of March 31, 2020 and December 31, 2019, CWGS Group, LLC (the “Borrower”), an indirect subsidiary of the Company, was party to a credit agreement (as amended from time to time, the “Credit Agreement”) for a senior secured credit facility (the “Senior Secured Credit Facilities”). The Senior Secured Credit Facilities consist of a term loan facility (the “Term Loan Facility”) and a $35.0 million revolving credit facility (the “Revolving Credit Facility”). The Term Loan Facility requires mandatory principal payments in equal quarterly installments of $3.0 million, which was paid on March 31, 2020. The Revolving Credit Facility matures on November 8, 2021, and the Term Loan Facility matures on November 8, 2023.

The Credit Agreement for our Senior Secured Credit Facilities requires the “Borrower” and its subsidiaries to comply on a quarterly basis with a maximum Total Leverage Ratio (as defined in the Credit Agreement), which covenant is in effect only if, as of the end of each calendar quarter, the aggregate amount of borrowings under the revolving credit facility (including swingline loans), letters of credit and unreimbursed letter of credit disbursements outstanding at such time (minus the lesser of (a) $5.0 million and (b) letters of credit outstanding) is greater than 30% of the aggregate amount of the Revolving Lenders’ Revolving Commitments (minus the lesser of (a) $5.0 million and (b) letters of credit outstanding), as defined in the Credit Agreement. As of March 31, 2020, we were not subject to this covenant as borrowings under the Revolving Credit Facility did not exceed the 30% threshold. At March 31, 2020, we would not have met this covenant if we had exceeded the 30% threshold. As such, our borrowing capacity under the Revolving Credit Facility at March 31, 2020 was limited to $9.4 million of additional borrowings. We were in compliance with all applicable debt covenants at March 31, 2020 and December 31, 2019.

The following table details the outstanding amounts and available borrowings under our Senior Secured Credit Facilities as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31,	December 31,
	2020	2019
Senior Secured Credit Facilities:
Term Loan Facility:
Principal amount of borrowings	$1,195,000	$1,195,000
Less: cumulative principal payments	(34,895)	(31,898)
Less: unamortized original issue discount	(4,057)	(4,320)
Less: finance costs	(9,986)	(10,667)
	1,146,062	1,148,115
Less: current portion	(11,991)	(11,991)
Long-term debt, net of current portion	$1,134,071	$1,136,124
Revolving Credit Facility:
Total commitment	$35,000	$35,000
Less: outstanding letters of credit	(3,622)	(4,112)
Less: availability reduction due to Total Leverage Ratio	(21,965)	(21,622)
Additional borrowing capacity	$9,413	$9,266

See our Annual Report and Note 6 – Long-term Debt to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for a further discussion of the terms of the Senior Secured Credit Facilities.

Floor Plan Facility

As of March 31, 2020 and December 31, 2019, FreedomRoads, LLC (“FR”), an indirect subsidiary of the Company, maintained floor plan financing through the Seventh Amended and Restated Credit Agreement (“Floor Plan Facility”). On October 8, 2019, FR entered into a Second Amendment to the Seventh Amended and Restated Credit Agreement, (the “Amendment’). The applicable borrowing rate margin on LIBOR and base rate loans ranges from 2.05% to 2.50% and 0.55% and 1.00%, respectively, based on the consolidated current ratio at FR. At March 31, 2020, the Floor Plan Facility allowed FR to borrow (a) up to $1.38 billion under a floor plan facility, (b) up to $15.0 million under a letter of credit facility and (c) up to a maximum amount outstanding of $57.0 million under the revolving line of credit, which maximum amount outstanding decreases by $3.0 million on the last day of each fiscal quarter. The maturity date of the Floor Plan Facility is March 15, 2023.

The credit agreement governing the Floor Plan Facility contains certain financial covenants which we were in compliance with at March 31, 2020 and December 31, 2019.

The following table details the outstanding amounts and available borrowings under our Floor Plan Facility as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31,	December 31,
	2020	2019
Floor Plan Facility:
Notes payable — floor plan:
Total commitment	$1,379,750	$1,379,750
Less: borrowings, net	(846,424)	(848,027)
Less: flooring line aggregate interest reduction account	(173,853)	(87,016)
Additional borrowing capacity	359,473	444,707
Less: accounts payable for sold inventory	(32,934)	(27,892)
Less: purchase commitments	(10,133)	(8,006)
Unencumbered borrowing capacity	$316,406	$408,809

Revolving line of credit	$57,000	$60,000
Less borrowings	(40,885)	(40,885)
Additional borrowing capacity	$16,115	$19,115

Letters of credit:
Total commitment	$15,000	$15,000
Less: outstanding letters of credit	(11,175)	(11,175)
Additional letters of credit capacity	$3,825	$3,825

See our Annual Report and Note 3 – Inventories and Floor Plan Payable to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for a further discussion of the terms of the Floor Plan Facility.

Real Estate Facility

As of March 31, 2020 and December 31, 2019, Camping World Property, Inc. (the ‘‘Real Estate Borrower’’), an indirect wholly-owned subsidiary of CWGS, LLC, and CIBC Bank USA (“Lender”), was party to a loan and security agreement for a real estate credit facility with an aggregate maximum principal amount of $21.5 million (“Real Estate Facility”).

The Real Estate Facility is subject to certain cross default provisions, a debt service coverage ratio, and other customary covenants which we were in compliance with at March 31, 2020 and December 31, 2019.

The outstanding principal of the Real Estate Facility was $19.2 million and $19.7 million as of March 31, 2020 and December 31, 2019.

See our Annual Report and Note 6 – Long-term Debt to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for a further discussion of the terms of the Real Estate Facility.

Sale/Leaseback Arrangements

We have in the past and may in the future enter into sale-leaseback transactions to finance certain property acquisitions and capital expenditures, pursuant to which we sell property and/or leasehold improvements to third parties and agree to lease those assets back for a certain period of time. Such sales generate proceeds which vary from period to period.

Deferred Revenue

Deferred revenue consists of our sales for products not yet recognized as revenue at the end of a given period. Our deferred revenue as of March 31, 2020 was $140.1 million.

Off-Balance Sheet Arrangements

As of March 31, 2020, we did not have any off-balance sheet arrangements other than short-term leases not included in our lease obligation.

Contractual Obligations

There were no material changes in our commitments during the three months ended March 31, 2020 under contractual obligations from those disclosed in our Annual Report outside the course of normal business.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For a discussion of the Company’s quantitative and qualitative disclosures about market risks, see Item 7A. Quantitative and Qualitative Disclosures About Market Risks, in our Annual Report. As of March 31, 2020, there have been no material changes in this information.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2020.

Changes in Internal Control over Financial Reporting

In response to COVID-19 and the related stay-at-home policy for a significant portion of our administrative workforce, we have modified certain controls to allow them to be performed remotely. These changes did not materially affect our internal control over financial reporting. Other than these control modifications, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control performed during the fiscal quarter ended March 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.  Legal Proceedings

See Note 9 – Commitments and Contingencies to our unaudited condensed consolidated financial statements in Item 1, Part I of this Form 10-Q.

Item 1A. Risk Factors

There have been no material changes to our risk factors as previously disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission on February 28, 2020, other than with respect to the risk factors described below.

The COVID-19 pandemic has had, and we expect will continue to have, certain negative impacts on our business, and such impacts may have a material adverse effect on our results of operations, financial condition and cash flows.

The public health crisis caused by the COVID-19 pandemic and the measures being taken by governments, businesses, including us and our vendors, and the public at large to limit COVID-19's spread have had, and we expect will continue to have, certain negative impacts on our business including, without limitation, the following:

●	As consumers have followed governmentally mandated or voluntary stay-at-home guidelines, we have experienced a decrease in traffic at our RV and Outdoor Retail locations, which has resulted in a decrease in the sales of certain of our products and services at our RV and Outdoor Retail locations. We have implemented preparedness plans to keep our employees and customers healthy and safe, which include social distancing, providing employees with face coverings and/or other protective clothing as required, and implementing additional cleaning and sanitization routines. This negative trend is likely to continue, with the most significant impact expected to occur in the second quarter of fiscal year 2020. If the COVID-19 pandemic intensifies, its negative impacts on our sales could be more prolonged and may become more severe. Therefore, the historical information in this quarterly report does not fully reflect the adverse impacts of COVID-19 on our business. Accordingly, investors are cautioned not to unduly rely on such historical information regarding our business, results of operations, financial condition or liquidity, as that data does not fully reflect the adverse impact of COVID-19 and therefore does not purport to be representative of the future results of operations, financial condition, liquidity or other financial or operating results of us.
●	As many national parks and RV parks have temporarily closed in response to the COVID-19 pandemic, consumers may use their RVs less frequently and be less inclined to need or renew certain of our services or purchase products through our e-commerce websites. We have experienced decreases in new memberships and renewals of certain of our services and decreased online traffic.
●	As of March 31, 2020, we have temporarily closed four of our specialty retail locations as a result of COVID-19. Subsequent to March 31, 2020, we have temporarily closed three dealerships as a result of COVID-19. To the extent the COVID-19 pandemic intensifies or governmental orders change, we may be forced to close more locations in the future.
●	Deteriorating economic conditions as a result of the COVID-19 pandemic, such as increased unemployment, decreases in disposable income, declines in consumer confidence, or economic slowdowns or recessions, could cause a further decrease in demand for our products and services.
●	We have made temporary changes to our operating procedures at our RV and Outdoor Retail locations and offices. We are taking measures to protect our customers, employees and facilities, which include, but are not limited to, social distancing, providing employees with face coverings and/or other protective clothing as required, and implementing additional cleaning and sanitization routines. These measures may not be sufficient to prevent the spread of COVID-19 among our employees and, therefore, we may face labor shortages including key positions. Additionally, our employees may not be as efficient while operating under these temporary procedures, which could result in additional labor costs.
●	We have faced, and may continue to face, increasing delays in the delivery of certain products from our vendors as a result of shipping delays due to, among other things, additional safety requirements imposed by governmental authorities and capacity constraints experienced by our transportation contractors.
●	Some of our vendors have experienced, and may experience in the future, temporary facility closures, production slowdowns and disruptions in distribution operations as a result of the impact of the COVID-19 pandemic on their respective businesses, such as Thor Industries, Inc.’s announced temporary closure of its North American production facilities from late March to early May 2020.
●	Disruptions in supply chains may place constraints on our ability to source product, which may increase our product costs or lead to shortages.
●	Our ability to increase our borrowing capacity may be limited as a result of the COVID-19 pandemic and, if the conditions in the credit markets worsen, our ability to refinance credit arrangements as they mature may also be limited. As a result, there is no guarantee that we will be able to access additional capital on commercially reasonable terms or at all.
●	The current uncertain market conditions and their actual or perceived effects on our results of operations and financial condition, along with the current unfavorable economic environment in the United States, may increase the likelihood that one or more of the major independent credit agencies will further downgrade our credit ratings, which could have a negative effect on our borrowing costs.
●	Governmental authorities in the United States may increase or impose new income taxes or indirect taxes, or revise interpretations of existing tax rules and regulations, as a means of financing the costs of stimulus and other measures enacted or taken, or that may be enacted or taken in the future, to protect populations and economies from the impact of the COVID-19 pandemic. Such actions could have an adverse effect on our results of operations and cash flows.

●	We rely on third-party service providers and business partners, such as cloud data storage and other information technology service providers, suppliers, distributors, contractors, and other external business partners, for certain functions or for services in support of key portions of our operations. These third-party service providers and business partners are subject to risks and uncertainties related to the COVID-19 pandemic, which may interfere with their ability to fulfill their respective commitments and responsibilities to us in a timely manner and in accordance with the agreed-upon terms.
●	The financial impact of the COVID-19 pandemic may cause one or more of our counterparty financial institutions to fail or default on their obligations to us, which could cause us to incur significant losses.
●	Deteriorations in our financial results and financial condition as a result of the COVID-19 pandemic could cause us to default on one or multiple of our credit agreements, including any of the subjective acceleration clauses in such agreements. If this occurs, our obligations under the relevant agreement may be accelerated which would have a material adverse impact on our business, liquidity position and financial position.
●	We may be required to record significant impairment charges with respect to noncurrent assets, including goodwill, other intangible assets, and other long-lived assets whose fair values may be negatively affected by the effects of the COVID-19 pandemic on our operations. Also, we may be required to write off excess or obsolete inventory as a result of the COVID-19 pandemic’s damaging impacts on our business.
●	As a result of the COVID-19 pandemic, including related governmental guidance or directives, we have required most office-based employees to work remotely. We may experience reductions in productivity and disruptions to our business routines and heightened cybersecurity risks while our remote work policy remains in place.
●	Actions we have taken or may take, or decisions we have made or may make, as a consequence of the COVID-19 pandemic may result in legal claims or litigation against us.

The resumption of normal business operations after the disruptions caused by the COVID-19 pandemic may be delayed or constrained by its lingering effects on our consumers, vendors or third-party service providers.

Any of the negative impacts of the COVID-19 pandemic, including those described above, alone or in combination with others, may have a material adverse effect on our results of operations, financial condition and cash flows. Any of these negative impacts, alone or in combination with others, could exacerbate many of the risk factors discussed in “Risk Factors” in Item 1A of Part I of our Annual Report. The full extent to which the COVID-19 pandemic will negatively affect our results of operations, financial condition and cash flows will depend on future developments that are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibits Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Camping World Holdings, Inc.	10-Q	001-37908	3.1	11/10/16

3.2	Amended and Restated Bylaws of Camping World Holdings, Inc.	10-Q	001-37908	3.2	11/10/16

4.1	Specimen Stock Certificate evidencing the shares of Class A common stock	S-1/A	333-211977	4.1	9/13/16

10.1	First Amendment to Employment Agreement, by and between the Company and Brent Moody, dated March 25, 2020.	8-K	001-37908	10.1	3/25/20

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer					*

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer					*

32.1	Section 1350 Certification of Chief Executive Officer					**

32.2	Section 1350 Certification of Chief Financial Officer					**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					***

101.SCH	Inline XBRL Taxonomy Extension Schema Document					***

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					***

101.DEF	Inline XBRL Extension Definition Linkbase Document					***

101.LAB	Inline XBRL Taxonomy Label Linkbase Document					***

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					***

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					***

*     Filed herewith

**    Furnished herewith

***   Submitted electronically herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Camping World Holdings, Inc.

Date: May 8, 2020	By:	/s/ Melvin L. Flanigan
Melvin L. Flanigan
Chief Financial Officer and Secretary

(Authorized Officer and Principal Financial Officer)