Form 10-Q
period 2020-06-30
Camping World Holdings, Inc.
filed 2020-08-06
CIK 1669779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

As of August 3, 2020, the registrant had 37,887,171 shares of Class A common stock, 50,706,629 shares of Class B common stock and one share of Class C common stock outstanding.

Camping World Holdings, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended June 30, 2020

BASIS OF PRESENTATION

As used in this Quarterly Report on Form 10-Q (this “Form 10-Q”), unless the context otherwise requires, references to:

●	“we,” “us,” “our,” “CWH,” the “Company,” “Camping World” and similar references refer to Camping World Holdings, Inc., and, unless otherwise stated, all of its subsidiaries, including CWGS Enterprises, LLC, which we refer to as “CWGS, LLC” and, unless otherwise stated, all of its subsidiaries.
●	“Annual Report” refers to our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission (“SEC”) on February 28, 2020.
●	“Continuing Equity Owners” refers collectively to ML Acquisition, funds controlled by Crestview Partners II GP, L.P. and the Former Profit Unit Holders and each of their permitted transferees that continue to own common units in CWGS, LLC after the initial public offering (“IPO”) of our stock and the related reorganization transactions (each as discussed in Note 1 – Summary of Significant Accounting Policies to our consolidated financial statements included in Part I, Item 1 of this Form 10-Q) and who may redeem at each of their options their common units for, at our election (determined solely by our independent directors within the meaning of the rules of the New York Stock Exchange who are disinterested), cash or newly issued shares of our Class A common stock.
●	“Crestview” refers to Crestview Advisors, L.L.C., a registered investment adviser to private equity funds, including funds affiliated with Crestview Partners II GP, L.P.
●	“CWGS LLC Agreement” refers to CWGS, LLC’s amended and restated limited liability company agreement, as amended to date.
●	“Former Profit Unit Holders” refers collectively to our named executive officers (excluding Marcus A. Lemonis and Melvin Flanigan), Andris A. Baltins and K. Dillon Schickli, who are members of our board of directors, and certain other current and former non-executive employees and former directors, in each case, who held existing common units in CWGS, LLC pursuant to CWGS, LLC’s equity incentive plan that was in existence prior to our IPO and who received common units of CWGS, LLC in exchange for their profit units in connection with our IPO.
●	“ML Acquisition” refers to ML Acquisition Company, LLC, a Delaware limited liability company, indirectly owned by each of Stephen Adams and our Chairman and Chief Executive Officer, Marcus A. Lemonis.
●	“Tax Receivable Agreement” refers to the tax receivable agreement that the Company entered into with CWGS, LLC, each of the Continuing Equity Owners and Crestview Partners II GP, L.P. in connection with the Company’s IPO.

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

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(In Thousands Except Share and Per Share Amounts)

	June 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$227,902	$147,521
Contracts in transit	171,437	44,947
Accounts receivable, less allowance for doubtful accounts of $3,457 and $3,537 in 2020 and 2019, respectively	84,493	81,847
Inventories	1,052,222	1,358,539
Prepaid expenses and other assets	55,974	57,827
Total current assets	1,592,028	1,690,681
Property and equipment, net	325,053	314,374
Operating lease assets	789,539	807,537
Deferred tax assets, net	126,097	129,710
Intangible assets, net	28,101	29,707
Goodwill	387,049	386,941
Other assets	16,684	17,290
Total assets	$3,264,551	$3,376,240
Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$232,989	$106,959
Accrued liabilities	184,751	130,316
Deferred revenues	84,286	87,093
Current portion of operating lease liabilities	60,315	58,613
Current portion of Tax Receivable Agreement liability	6,909	6,563
Current portion of long-term debt	15,828	14,085
Notes payable – floor plan, net	470,871	848,027
Other current liabilities	61,391	44,298
Total current liabilities	1,117,340	1,295,954
Operating lease liabilities, net of current portion	823,929	843,312
Tax Receivable Agreement liability, net of current portion	101,702	108,228
Revolving line of credit	20,885	40,885
Long-term debt, net of current portion	1,165,227	1,153,551
Deferred revenues	61,928	58,079
Other long-term liabilities	43,479	35,467
Total liabilities	3,334,490	3,535,476
Commitments and contingencies
Stockholders' deficit:
Preferred stock, par value $0.01 per share – 20,000,000 shares authorized; none issued and outstanding as of June 30, 2020 and December 31, 2019	—	—
Class A common stock, par value $0.01 per share – 250,000,000 shares authorized; 38,018,386 issued and 37,773,109 outstanding as of June 30, 2020 and 37,701,584 issued and 37,488,989 outstanding as of December 31, 2019	378	375
Class B common stock, par value $0.0001 per share – 75,000,000 shares authorized; 69,066,445 issued; and 50,706,629 outstanding as of June 30, 2020 and December 31, 2019	5	5
Class C common stock, par value $0.0001 per share – one share authorized, issued and outstanding as of June 30, 2020 and December 31, 2019	—	—
Additional paid-in capital	52,747	50,152
Retained deficit	(44,754)	(83,134)
Total stockholders' equity (deficit) attributable to Camping World Holdings, Inc.	8,376	(32,602)
Non-controlling interests	(78,315)	(126,634)
Total stockholders' deficit	(69,939)	(159,236)
Total liabilities and stockholders' deficit	$3,264,551	$3,376,240

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(In Thousands Except Per Share Amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue:
Good Sam Services and Plans	$44,519	$44,694	$91,727	$91,660
RV and Outdoor Retail
New vehicles	898,175	778,870	1,395,492	1,308,447
Used vehicles	274,910	245,749	481,575	425,757
Products, service and other	231,172	264,426	403,795	469,302
Finance and insurance, net	147,318	128,225	239,774	220,116
Good Sam Club	10,651	12,383	21,655	23,834
Subtotal	1,562,226	1,429,653	2,542,291	2,447,456
Total revenue	1,606,745	1,474,347	2,634,018	2,539,116
Costs applicable to revenue (exclusive of depreciation and amortization shown separately below):
Good Sam Services and Plans	15,234	18,746	37,093	39,477
RV and Outdoor Retail
New vehicles	752,570	681,399	1,179,012	1,144,443
Used vehicles	208,829	192,681	372,622	335,527
Products, service and other	139,341	168,607	249,610	304,711
Good Sam Club	2,133	2,924	4,380	6,641
Subtotal	1,102,873	1,045,611	1,805,624	1,791,322
Total costs applicable to revenue	1,118,107	1,064,357	1,842,717	1,830,799
Operating expenses:
Selling, general, and administrative	271,591	303,366	539,247	571,431
Depreciation and amortization	12,567	13,946	26,645	27,540
Long-lived asset impairment	—	—	6,569	—
Lease termination	868	—	1,452	—
Loss on disposal of assets	272	2,374	783	2,160
Total operating expenses	285,298	319,686	574,696	601,131
Income from operations	203,340	90,304	216,605	107,186
Other income (expense):
Floor plan interest expense	(5,098)	(11,269)	(13,702)	(22,879)
Other interest expense, net	(14,547)	(18,211)	(29,205)	(35,854)
Tax Receivable Agreement liability adjustment	—	—	—	8,477
Total other expense	(19,645)	(29,480)	(42,907)	(50,256)
Income before income taxes	183,695	60,824	173,698	56,930
Income tax expense	(20,473)	(8,201)	(24,605)	(31,114)
Net income	163,222	52,623	149,093	25,816
Less: net income attributable to non-controlling interests	(105,145)	(34,606)	(99,176)	(27,194)
Net income (loss) attributable to Camping World Holdings, Inc.	$58,077	$18,017	$49,917	$(1,378)

Earnings (loss) per share of Class A common stock:
Basic	$1.54	$0.48	$1.33	$(0.04)
Diluted	$1.54	$0.46	$1.32	$(0.04)
Weighted average shares of Class A common stock outstanding:
Basic	37,635	37,239	37,585	37,217
Diluted	89,689	88,925	89,578	37,217

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Stockholders' Equity (Deficit)

(In Thousands)

							Additional	Retained	Non-
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Paid-In	Earnings	Controlling
	Shares	Amounts	Shares	Amounts	Shares	Amounts	Capital	(Deficit)	Interest	Total
Balance at December 31, 2019	37,489	$375	50,707	$5	—	$—	$50,152	$(83,134)	$(126,634)	$(159,236)
Equity-based compensation	—	—	—	—	—	—	3,312	—	—	3,312
Vesting of restricted stock units	47	—	—	—	—	—	82	—	(82)	—
Repurchases of Class A common stock for withholding taxes on vested RSUs	(16)	—	—	—	—	—	(212)	—	—	(212)
Redemption of LLC common units for Class A common stock	20	—	—	—	—	—	4	—	49	53
Distributions to holders of LLC common units	—	—	—	—	—	—	—	—	(8,410)	(8,410)
Dividends(1)	—	—	—	—	—	—	—	(5,752)	—	(5,752)
Establishment of liabilities under the Tax Receivable Agreement and related changes to deferred tax assets associated with that liability	—	—	—	—	—	—	(44)	—	—	(44)
Non-controlling interest adjustment	—	—	—	—	—	—	(1,698)	—	1,698	—
Net loss	—	—	—	—	—	—	—	(8,160)	(5,969)	(14,129)
Balance at March 31, 2020	37,540	$375	50,707	$5	—	$—	$51,596	$(97,046)	$(139,348)	$(184,418)
Equity-based compensation	—	—	—	—	—	—	4,182	—	—	4,182
Exercise of stock options	7	—	—	—	—	—	159	—	—	159
Non-controlling interest adjustment for capital contribution of proceeds from the exercise of stock options	—	—	—	—	—	—	(105)	—	105	—
Vesting of restricted stock units	153	2	—	—	—	—	(10)	—	8	—
Repurchases of Class A common stock for withholding taxes on vested RSUs	(17)	—	—	—	—	—	(347)	—	—	(347)
Redemption of LLC common units for Class A common stock	90	1	—	—	—	—	58	—	245	304
Distributions to holders of LLC common units	—	—	—	—	—	—	—	—	(47,015)	(47,015)
Dividends(1)	—	—	—	—	—	—	—	(5,785)	—	(5,785)
Establishment of liabilities under the Tax Receivable Agreement and related changes to deferred tax assets associated with that liability	—	—	—	—	—	—	(241)	—	—	(241)
Non-controlling interest adjustment	—	—	—	—	—	—	(2,545)	—	2,545	—
Net income	—	—	—	—	—	—	—	58,077	105,145	163,222
Balance at June 30, 2020	37,773	$378	50,707	$5	—	$—	$52,747	$(44,754)	$(78,315)	$(69,939)

(1)The Company declared dividends per share of Class A common stock of $0.15 for each the three months ended March 31 and June 30, 2020.

							Additional	Retained	Non-
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Paid-In	Earnings	Controlling
	Shares	Amounts	Shares	Amounts	Shares	Amounts	Capital	(Deficit)	Interest	Total
Balance at December 31, 2018	37,192	$372	50,707	$5	—	—	$47,531	$(3,370)	$(11,621)	$32,917
Adoption of ASC 842 accounting standard	—	—	—	—	—	—	—	3,705	6,332	10,037
Equity-based compensation	—	—	—	—	—	—	2,716	—	—	2,716
Vesting of restricted stock units	1	—	—	—	—	—	—	—	—	—
Redemption of LLC common units for Class A common stock	6	—	—	—	—	—	12	—	—	12
Distributions to holders of LLC common units	—	—	—	—	—	—	—	—	(5,534)	(5,534)
Dividends(2)	—	—	—	—	—	—	—	(5,699)	—	(5,699)
Establishment of liabilities under the Tax Receivable Agreement and related changes to deferred tax assets associated with that liability	—	—	—	—	—	—	(8)	—	—	(8)
Non-controlling interest adjustment	—	—	—	—	—	—	(1,678)	—	1,678	—
Net loss	—	—	—	—	—	—	—	(19,395)	(7,412)	(26,807)
Balance at March 31, 2019	37,199	372	50,707	5	—	—	48,573	(24,759)	(16,557)	7,634
Equity-based compensation	—	—	—	—	—	—	3,863	—	—	3,863
Vesting of restricted stock units	96	1	—	—	—	—	143	—	(144)	—
Repurchases of Class A common stock for withholding taxes on vested RSUs	(22)	—	—	—	—	—	(273)	—	—	(273)
Distributions to holders of LLC common units	—	—	—	—	—	—	—	—	(32,523)	(32,523)
Dividends(2)	—	—	—	—	—	—	—	(5,711)	—	(5,711)
Non-controlling interest adjustment	—	—	—	—	—	—	(1,702)	—	1,702	—
Net income	—	—	—	—	—	—	—	18,017	34,606	52,623
Balance at June 30, 2019	37,273	$373	50,707	$5	—	$—	$50,604	$(12,453)	$(12,916)	$25,613
(2)The Company declared dividends per share of Class A common stock of $0.15 for each of the three months ended March 31 and June 30, 2019.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(In Thousands)

	Six Months Ended June 30,
	2020	2019

Operating activities
Net income	$149,093	$25,816

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,645	27,540
Equity-based compensation	7,494	6,579
Loss on lease termination	1,452	—
Long-lived asset impairment	6,569	—
Loss on disposal of assets	783	2,160
Provision for losses on accounts receivable	531	379
Non-cash lease expense	28,638	27,182
Accretion of original debt issuance discount	531	532
Non-cash interest	2,104	2,348
Deferred income taxes	4,068	16,615
Tax Receivable Agreement liability adjustment	—	(8,477)
Change in assets and liabilities, net of acquisitions:
Receivables and contracts in transit	(129,725)	(79,823)
Inventories	306,428	25,752
Prepaid expenses and other assets	1,214	7,082
Accounts payable and other accrued expenses	139,913	80,744
Payment pursuant to Tax Receivable Agreement	(6,563)	(9,425)
Accrued rent for cease-use locations	—	542
Deferred revenue	1,042	1,088
Operating lease liabilities	(34,379)	(27,174)
Other, net	10,075	719
Net cash provided by operating activities	515,913	100,179

Investing activities
Purchases of property and equipment	(13,660)	(27,848)
Purchase of real property	—	(25,093)
Proceeds from the sale of real property	—	10,117
Purchases of businesses, net of cash acquired	—	(38,608)
Proceeds from sale of property and equipment	491	910
Purchase of intangible assets	(150)	—
Net cash used in investing activities	$(13,319)	$(80,522)

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(In Thousands)

	Six Months Ended June 30,
	2020	2019
Financing activities
Proceeds from long-term debt	$—	$11,662
Payments on long-term debt	(18,359)	(3,409)
Net payments on notes payable – floor plan, net	(316,492)	(29,426)
Borrowings on revolving line of credit	—	14,029
Payments on revolving line of credit	(20,000)	—
Payments of principal on finance lease obligations	—	(23)
Payment of debt issuance costs	—	(47)
Dividends on Class A common stock	(11,537)	(11,410)
Proceeds from exercise of stock options	159	—
RSU shares withheld for tax	(559)	(273)
Members' distributions	(55,425)	(38,057)
Net cash used in financing activities	(422,213)	(56,954)

Increase (decrease) in cash and cash equivalents	80,381	(37,297)
Cash and cash equivalents at beginning of the period	147,521	138,557
Cash and cash equivalents at end of the period	$227,902	$101,260

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2020

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

The condensed consolidated financial statements as of and for the three and six months ended June 30, 2020 are unaudited. The condensed consolidated balance sheet as of December 31, 2019 has been derived from the audited financial statements at that date but does not include all of the disclosures required by GAAP. These interim condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (the “Annual Report”) filed with the SEC on February 28, 2020. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.

CWH was formed on March 8, 2016 as a Delaware corporation for the purpose of facilitating an IPO and other related transactions in order to carry on the business of CWGS, LLC. CWGS, LLC was formed in March 2011 when it received, through contribution from its then parent company, all of the membership interests of Affinity Group Holding, LLC and FreedomRoads Holding Company, LLC (“FreedomRoads”). The IPO and related reorganization transactions that occurred on October 6, 2016 resulted in CWH as the sole managing member of CWGS, LLC, with CWH having sole voting power in and control of the management of CWGS, LLC (see Note 14 — Stockholders’ Equity). Despite its position as sole managing member of CWGS, LLC, CWH has a minority economic interest in CWGS, LLC. As of June 30, 2020 and December 31, 2019, CWH owned 42.3% and 42.0%, respectively, of CWGS, LLC. Accordingly, the Company consolidates the financial results of CWGS, LLC and reports a non-controlling interest in its condensed consolidated financial statements.

The Company does not have any components of other comprehensive income recorded within its condensed consolidated financial statements, and, therefore, does not separately present a statement of comprehensive income in its condensed consolidated financial statements.

COVID-19

A novel strain of coronavirus was declared a pandemic by the World Health Organization in March 2020. To date, COVID-19 has surfaced in nearly all regions of the world and resulted in travel restrictions and business slowdowns or shutdowns in affected areas. Many affected areas have begun the process of easing restrictions and reopening certain businesses often under new operating guidelines.

In conjunction with the stay-at-home and shelter-in-place restrictions enacted in many areas, the Company saw significant sequential declines in its overall customer traffic levels and its overall revenues from the mid-March to mid-to-late April 2020 timeframe. In the latter part of April, the Company began to see a significant improvement in its online web traffic levels and number of electronic leads, and in early May, the Company began to see improvements in its overall revenue levels. As the stay-at-home restrictions began to ease across certain areas of the country, the Company experienced significant acceleration in its in-store and online traffic and revenue trends in May and June 2020.

In order to offset the initially expected adverse impact of COVID-19 and better align expenses with reduced sales in the middle of March 2020 and early April 2020, the Company temporarily reduced salaries and hours throughout the business, including for its executive officers, and implemented headcount and other cost reductions. Most of these temporary salary reductions ended in May 2020 as the adverse impacts of the pandemic began to decline and the Company increased hours for certain employees and reinstated many positions from the initial headcount reductions as the demand for the Company’s products increased. The Company also negotiated lease payment deferrals with numerous landlords amounting to approximately $14.0 million from 2020 into 2021. As demand for all products accelerated and the Company’s cash position improved, the Company repaid these rent deferrals in full prior to June 30, 2020. The Company has also taken steps to add new private label lines, expand its relationships with smaller recreational (“RV”) manufacturers, and acquire used inventory from distressed sellers to help manage risks in its supply chain.

Throughout the pandemic, the majority of the Company’s RV and Outdoor Retail locations have continued to operate as essential businesses and the Company has continued to operate its e-commerce business. Since March 2020, the Company has implemented preparedness plans to keep its employees and customers safe, which include social distancing, providing employees with face coverings and/or other protective clothing as required, implementing additional cleaning and sanitization routines, and work-from-home directives for a significant portion of the Company’s workforce.

Description of the Business

Camping World Holdings, Inc, together with its subsidiaries, is America’s largest retailer of RVs and related products and services. As noted above, CWGS, LLC is a holding company and operates through its subsidiaries. The Company has the following two reportable segments: (i) Good Sam Services and Plans and (ii) RV and Outdoor Retail. See Note 18 – Segments Information to the condensed consolidated financial statements for further information about the Company’s segments. Within the Good Sam Services and Plans segment, the Company primarily derives revenue from the sale of the following offerings: emergency roadside assistance plans; property and casualty insurance programs; travel assist programs; extended vehicle service contracts; vehicle financing and refinancing assistance; consumer shows and events; and consumer publications and directories. Within the RV and Outdoor Retail segment, the Company primarily derives revenue from the sale of new and used RVs; commissions on the finance and insurance contracts related to the sale of RVs; the sale of RV services and maintenance work; the sale of RV parts, accessories, and supplies; the sale of outdoor products, equipment, gear and supplies and the sale of Good Sam Club memberships and co-branded credit cards. The Company operates a national network of RV dealerships and service centers as well as a comprehensive e-commerce platform primarily under the Camping World and Gander RV & Outdoors brands, and markets its products and services primarily to RV and outdoor enthusiasts.

In 2019, the Company made a strategic decision to refocus its business around its core RV competencies, and on September 3, 2019, the board of directors approved a strategic plan to shift the business away from locations that did not have the ability or where it was not feasible to sell and/or service RVs (the “2019 Strategic Shift”) (see Note 4 – Restructuring and Long-lived Asset Impairment). This resulted in the sale, closure or divestiture of 34 non-RV retail stores and the liquidation of approximately $108 million of non-RV related inventory in 2019.

In connection with the 2019 Strategic Shift, the Company has reduced its number of retail store locations to 164 as of June 30, 2020 from 227 as of June 30, 2019. A summary of the retail store openings, closings, divestitures, conversions and number of locations from June 30, 2019 to June 30, 2020, are in the table below:

	RV	RV Service &	Other
	Dealerships	Retail Centers	Retail Stores	Total
Number of store locations as of June 30, 2019	151	14	62	227
Opened	6	—	—	6
Closed / divested	(7)	(2)	(55)	(64)
Temporarily closed(1)	(3)	—	(2)	(5)
Converted	5	(2)	(3)	—
Number of store locations as of June 30, 2020	152	10	2	164

(1)	These locations are temporarily closed in response to the COVID-19 pandemic.

Use of Estimates

The preparation of these condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. The Company bases its estimates and judgments on historical experience and other assumptions that management believes are reasonable. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties, including those uncertainties arising from COVID-19, and, as a result, actual results could differ materially from these estimates. The Company periodically evaluates estimates and assumptions used in the preparation of the financial statements and makes changes on a prospective basis when adjustments are necessary. Significant estimates made in the accompanying condensed consolidated financial statements include certain assumptions related to accounts receivable, inventory, goodwill, intangible assets, long lived assets, long-lived asset impairments, program cancellation reserves, chargebacks, and accruals related to estimated tax liabilities, product return reserves, and other liabilities.

Contracts in Transit, Accounts Receivable and Current Expected Credit Losses

Contracts in transit consist of amounts due from non-affiliated financing institutions on retail finance contracts from vehicle sales for the portion of the vehicle sales price financed by the Company’s customers. These retail installment sales contracts are typically funded within ten days of the initial approval of the retail installment sales contract by the third-party lender. Due to increased demand, the Company saw a substantial increase in contracts in transit volume during the three months ended June 30, 2020. The increase in contract volume, coupled with the transition to working from home and additional employment verification procedures performed by lenders, have led to a backlog in contract funding. The Company has not observed any material changes in collectability trends during the period on these contracts.

Accounts receivable are stated at realizable value, net of an allowance for doubtful accounts, which includes a reserve for expected credit losses. Accounts receivable balances due in excess of one year was $8.4 million at June 30, 2020 and $8.6 million at December 31, 2019 which are included in other assets in the condensed consolidated balance sheets.

The allowance for doubtful accounts is based on management’s assessment of the collectability of its customer accounts. The Company regularly reviews the composition of the accounts receivable aging, historical bad debts, changes in payment patterns, customer creditworthiness, current economic trends, and reasonable and supportable forecasts about the future. Relevant risks characteristics include customer size and historical loss patterns. Management has evaluated the expected credit losses related to contracts in transit and determined that an allowance for doubtful accounts of $0.2 million was required at June 30, 2020. No allowance for doubtful accounts related to contracts in transit was required at December 31, 2019. Management additionally has evaluated the expected credit losses related to accounts receivable and determined that allowances of approximately $3.5 million for uncollectible accounts were required as of both June 30, 2020 and December 31, 2019.

The following table details the changes in the allowance for doubtful accounts (in thousands):

	Six Months Ended
	June 30,	June 30,
	2020	2019
Allowance for doubtful accounts:
Balance, beginning of period	$3,537	$4,398
Charged to bad debt expense	531	379
Deductions (1)	(611)	(131)
Balance, end of period	$3,457	$4,646

(1)	These amounts primarily relate to the write off of uncollectable accounts after collection efforts have been exhausted.

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

2. Revenue

Contract Assets

As of June 30, 2020 and December 31, 2019, a contract asset of $5.4 million and $6.1 million, respectively, relating to RV service revenues was included in accounts receivable in the accompanying condensed consolidated balance sheets.

Deferred Revenues

As of June 30, 2020, the Company has unsatisfied performance obligations primarily relating to multi-year plans for its Good Sam Club, roadside assistance, Coast to Coast memberships, and magazine publication revenue streams. The total unsatisfied performance obligation for these revenue streams at June 30, 2020 for the periods during which the Company expects to recognize the amounts as revenue are presented as follows (in thousands):

As of
June 30, 2020
2020	$55,135
2021	47,149
2022	20,793
2023	10,538
2024	5,516
Thereafter	7,083
Total	$146,214

3. Inventories and Floor Plan Payable

Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2020	2019
Good Sam services and plans	$14	$590
New RVs	711,164	966,134
Used RVs	126,687	165,927
Products, parts, accessories and other	214,357	225,888
	$1,052,222	$1,358,539

New RV inventory, included in the RV and Outdoor Retail segment, is primarily financed by a floor plan credit agreement with a syndication of banks. The borrowings under the floor plan credit agreement are collateralized by substantially all of the assets of FreedomRoads, LLC (“FR”), a wholly owned subsidiary of FreedomRoads, which operates the RV dealerships, and bear interest at one-month LIBOR plus 2.05% as of June 30, 2020 and 2.15% as of December 31, 2019. LIBOR was 0.17% at June 30, 2020 and 1.71% as of December 31, 2019. The floor plan borrowings are tied to specific vehicles and principal is due upon the sale of the related vehicle or upon reaching certain aging criteria.

As of June 30, 2020 and December 31, 2019, FR maintained floor plan financing through the Seventh Amended and Restated Credit Agreement (“Floor Plan Facility”). On October 8, 2019, FR entered into a Second Amendment to the Seventh Amended and Restated Credit Agreement (the “Second Amendment”). The applicable borrowing rate margin on LIBOR and base rate loans ranges from 2.05% to 2.50% and 0.55% and 1.00%, respectively, based on the consolidated current ratio at FR. The Floor Plan Facility at June 30, 2020 allowed FR to borrow (a) up to $1.38 billion under a floor plan facility, (b) up to $15.0 million under a letter of credit facility and (c) up to a maximum amount outstanding of $54.0 million under the revolving line of credit, which maximum amount outstanding further decreases by $3.0 million on the last day of each fiscal quarter. The maturity date of the Floor Plan Facility is March 15, 2023.

On May 12, 2020, FR entered into a Third Amendment to the Seventh Amended and Restated Credit Agreement (“Third Amendment”) that provides FR with a one-time option to request a temporary four-month reduction (“Current Ratio Reduction Period”) of the minimum consolidated current ratio at any time during 2020 and the first seven days of 2021. FR has not yet exercised that option. During the Current Ratio Reduction Period, the applicable borrowing rate margin on LIBOR and base rate loans ranges from 2.05% to 3.00% and 0.55% and 1.50%, respectively, based on the Consolidated Current Ratio at FR. Effective May 12, 2020 through July 31, 2020, FR is not allowed to draw further Revolving Credit Loans (as defined in the Floor Plan Facility).

The Floor Plan Facility includes a flooring line aggregate interest reduction (“FLAIR”) offset account that allows the Company to transfer cash as an offset to the payable under the Floor Plan Facility. These transfers reduce the amount of liability outstanding under the floor plan notes payable that would otherwise accrue interest, while retaining the ability to transfer amounts from the FLAIR offset account into the Company’s operating cash accounts. As a result of using the FLAIR offset account, the Company experiences a reduction in floor plan interest expense in its consolidated statements of operations. As of June 30, 2020 and December 31, 2019, FR had $216.9 million and $87.0 million, respectively, in the FLAIR offset account. The Third Amendment raised the Applicable FLAIR Maximum Percentage (as defined in the Floor Plan Facility) from 20% to 30% for the period of May 12, 2020 through August 31, 2020.

Management has determined that the credit agreement governing the Floor Plan Facility includes subjective acceleration clauses which could impact debt classification. Management has determined that no events have occurred at June 30, 2020 that would trigger a subjective acceleration clause. Additionally, the credit agreement governing the Floor Plan Facility contains certain financial covenants. FR was in compliance with all debt covenants at June 30, 2020 and December 31, 2019. On June 29, 2020, FR made a voluntary $20.0 million principal payment on the revolving line of credit.

The following table details the outstanding amounts and available borrowings under the Floor Plan Facility as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30,	December 31,
	2020	2019
Floor Plan Facility
Notes payable - floor plan:
Total commitment	$1,379,750	$1,379,750
Less: borrowings, net	(470,871)	(848,027)
Less: flooring line aggregate interest reduction account	(216,850)	(87,016)
Additional borrowing capacity	692,029	444,707
Less: accounts payable for sold inventory	(88,556)	(27,892)
Less: purchase commitments	(31,993)	(8,006)
Unencumbered borrowing capacity	$571,480	$408,809

Revolving line of credit:	$54,000	$60,000
Less: borrowings	(20,885)	(40,885)
Less: temporary limitation on borrowing through July 31, 2020	(33,115)	—
Additional borrowing capacity	$—	$19,115

Letters of credit:
Total commitment	$15,000	$15,000
Less: outstanding letters of credit	(11,175)	(11,175)
Additional letters of credit capacity	$3,825	$3,825

4. Restructuring and Long-lived Asset Impairment

Restructuring

On September 3, 2019, the board of directors of CWH approved a plan to strategically shift its business away from locations where the Company does not have the ability or where it is not feasible to sell and/or service RVs at a sufficient capacity (the “Outdoor Lifestyle Locations”). Of the Outdoor Lifestyle Locations in the RV and Outdoor Retail segment operating at September 3, 2019, the Company has closed or divested 39

Outdoor Lifestyle Locations, three distribution centers, and 19 specialty retail locations through June 30, 2020. One of the aforementioned closed distribution centers was reopened during the three months ended June 2020 and repurposed for online order fulfillment. The Company expects that the remaining limited number of store closures and/or divestitures will be completed by December 31, 2020. As part of the 2019 Strategic Shift, the Company evaluated the impact on its supporting infrastructure and operations, which included rationalizing inventory levels and composition, closing certain distribution centers, and realigning other resources. The Company had a reduction of headcount and labor costs for those locations that were closed or divested and the Company incurred material charges associated with the activities contemplated under the 2019 Strategic Shift.

The Company currently estimates the total restructuring costs associated with the 2019 Strategic Shift to be in the range of $78.6 million to $88.6 million. The breakdown of the estimated restructuring costs are as follows:

●	one-time employee termination benefits of $1.2 million, all of which has been incurred through June 30, 2020;
●	lease termination costs of $15.0 million to $20.0 million, of which $7.0 million has been incurred through June 30, 2020;
●	incremental inventory reserve charges of $42.4 million, all of which has been incurred through June 30, 2020; and
●	other associated costs of $20.0 million to $25.0 million, of which $14.4 million has been incurred through June 30, 2020.

Through June 30, 2020, the Company has incurred $14.4 million of such other associated costs primarily representing labor, lease, and other operating expenses incurred during the post-close wind-down period for the locations related to the 2019 Strategic Shift. The additional amount of $5.6 million to $10.6 million represents similar costs that may be incurred during the last six months of 2020 for locations that continue in a wind-down period, primarily comprised of lease costs accounted for under ASC 842, Leases prior to lease termination. The Company intends to negotiate terminations of these leases where prudent and pursue sublease arrangements for the remaining leases. Lease costs may continue to be incurred after December 31, 2020 on these leases if the Company is unable to terminate the leases under acceptable terms or offset the lease costs through sublease arrangements. The foregoing lease termination cost estimate represents the expected cash payments to terminate certain leases, but does not include the gain or loss from derecognition of the related operating lease assets and liabilities, which is dependent on the particular leases that will be terminated.

The following table details the costs incurred during the three and six months ended June 30, 2020 associated with the 2019 Strategic Shift (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2020	June 30, 2020
Restructuring costs:
One-time termination benefits(1)	$51	$231
Lease termination costs(2)	656	1,245
Incremental inventory reserve charges(3)	57	543
Other associated costs(4)	4,483	10,099
Total restructuring costs	$5,247	$12,118

(1)	These costs were primarily in costs applicable to revenues – products, service and other, in the condensed consolidated statements of operations.
(2)	These costs were included in lease termination charges in the condensed consolidated statements of operations. This reflects termination fees paid, net of any gain from derecognition of the related operating lease assets and liabilities.
(3)	These costs were included in costs applicable to revenue – products, service and other in the condensed consolidated statements of operations.

(4)	Other associated costs primarily represent labor, lease, and other operating expenses incurred during the post-close wind-down period for the locations related to the 2019 Strategic Shift. For the three and six months ended June 30, 2020, costs of approximately $0.1 million and $0.4 million were included in costs applicable to revenue – products, service and other and $4.4 million and $9.7 million were included in selling, general, and administrative expenses, respectively, in the condensed consolidated statements of operations.

The following table details changes in the restructuring accrual associated with the 2019 Strategic Shift (in thousands):

	One-time	Lease	Other
	Termination	Termination	Associated
	Benefits	Costs (1)	Costs	Total
Balance at June 30, 2019	$—	$—	$—	$—
Charged to expense	1,008	1,350	4,321	6,679
Paid or otherwise settled	(286)	(1,350)	(4,036)	(5,672)
Balance at December 31, 2019	722	—	285	1,007
Charged to expense	231	5,690	10,099	16,020
Paid or otherwise settled	(879)	(5,690)	(9,103)	(15,672)
Balance at June 30, 2020	$74	$—	$1,281	$1,355

(1)	Lease termination costs exclude the $1.3 million and the $4.4 million of gains from the derecognition of the operating lease assets and liabilities relating to the terminated leases as part of the 2019 Strategic Shift for the six months ended December 31, 2019 and for the six months ended June 30, 2020, respectively.

The Company evaluated the requirements of ASC No. 205-20, Presentation of Financial Statements – Discontinued Operations relative to the 2019 Strategic Shift and determined that discontinued operations treatment is not applicable. Accordingly, the results of operations of the locations impacted by the 2019 Strategic Shift are reported as part of continuing operations in the accompanying condensed consolidated financial statements.

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

For the three months ended June 30, 2020, the Company experienced no indicators of impairment of long-lived assets and recorded no long-lived asset impairment charges. During the six months ended June 30, 2020, the Company recorded the following long-lived asset impairment charges: $2.4 million related to leasehold improvements, $2.6 million related to furniture and equipment, and $1.6 million operating lease right-of-use assets. Of the $6.6 million long-lived asset impairment charge during the six months ended June 30, 2020, $6.5 million related to the 2019 Strategic Shift discussed above.

5. Goodwill and Intangible Assets

Goodwill

The following is a summary of changes in the Company’s goodwill by segment for the six months ended June 30, 2020 (in thousands):

	Good Sam
	Services and	RV and
	Plans	Outdoor Retail	Consolidated
Balance as of December 31, 2019 (excluding impairment charges)	$70,713	$558,065	$628,778
Accumulated impairment charges	(46,884)	(194,953)	(241,837)
Balance as of December 31, 2019	23,829	363,112	386,941
Acquisitions (1)	—	108	108
Balance as of June 30, 2020	$23,829	$363,220	$387,049

(1)	Represents measurement period adjustments relating to prior period acquisitions (see Note 11 — Acquisitions).

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

During the three months ended March 31, 2020, the Company determined that a triggering event for an interim goodwill impairment test of its RV and Outdoor Retail reporting unit had occurred as a result of the decline in the market price of the Company’s Class A common stock and the potential impact of COVID-19 on the Company’s business. As a result of the interim goodwill impairment test, the Company determined that the fair value of the RV and Outdoor Retail reporting unit was substantially above its respective carrying amount, therefore, no goodwill impairment was recorded. For the three months ended June 30, 2020, the Company determined that there were no triggering events for an interim goodwill impairment test of its reporting units.

Intangible Assets

Finite-lived intangible assets and related accumulated amortization consisted of the following at June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020
	Cost or	Accumulated
	Fair Value	Amortization	Net
Good Sam Services and Plans:
Membership and customer lists	$9,140	$(8,325)	$815
RV and Outdoor Retail:
Customer lists and domain names	2,065	(1,815)	250
Trademarks and trade names	28,955	(5,823)	23,132
Websites	6,140	(2,236)	3,904
	$46,300	$(18,199)	$28,101

	December 31, 2019
	Cost or	Accumulated
	Fair Value	Amortization	Net
Good Sam Services and Plans:
Membership and customer lists	$9,140	$(7,972)	$1,168
RV and Outdoor Retail:
Customer lists and domain names	2,065	(1,768)	297
Trademarks and trade names	28,955	(4,862)	24,093
Websites	5,990	(1,841)	4,149
	$46,150	$(16,443)	$29,707

6. Long-Term Debt

Outstanding long-term debt consisted of the following (in thousands):

	June 30,	December 31,
	2020	2019
Term Loan Facility (1)	$1,134,391	$1,148,115
Finance Lease Liabilities	28,192	—
Real Estate Facility (2)	18,472	19,521
Subtotal	1,181,055	1,167,636
Less: current portion	(15,828)	(14,085)
Total	$1,165,227	$1,153,551

(1)	Net of $3.8 million and $4.3 million of original issue discount at June 30, 2020 and December 31, 2019, respectively, and $9.3 million and $10.7 million of finance costs at June 30, 2020 and December 31, 2019, respectively.
(2)	Net of $0.2 million and $0.2 million of finance costs at June 30, 2020 and December 31, 2019, respectively.

Senior Secured Credit Facilities

As of June 30, 2020 and December 31, 2019, CWGS Group, LLC (the “Borrower”), a wholly-owned subsidiary of CWGS, LLC, was party to a credit agreement (as amended from time to time, the “Credit Agreement”) for a senior secured credit facility (the “Senior Secured Credit Facilities”). The Senior Secured Credit Facilities consist of a $1.19 billion term loan facility (the “Term Loan Facility”) and a $35.0 million revolving credit facility (the “Revolving Credit Facility”).

The funds available under the Revolving Credit Facility may be utilized for borrowings or letters of credit; however, a maximum of $15.0 million may be allocated to such letters of credit. The Revolving Credit Facility matures on November 8, 2021, and the Term Loan Facility matures on November 8, 2023. The Term Loan Facility requires mandatory principal payments in equal quarterly installments of $3.0 million. Additionally, the Company is required to prepay the term loan borrowings in an aggregate amount equal to 50% of excess cash flow, as defined in the Credit Agreement, for such fiscal year depending on the Total Leverage Ratio. On June 30, 2020, the Borrower made a $9.6 million voluntary principal payment on the Term Loan Facility.

As of June 30, 2020, the average interest rate on the Term Loan Facility was 4.12%. The following table details the outstanding amounts and available borrowings under the Senior Secured Credit Facilities as of (in thousands):

	June 30,	December 31,
	2020	2019
Senior Secured Credit Facilities:
Term Loan Facility:
Principal amount of borrowings	$1,195,000	$1,195,000
Less: cumulative principal payments	(47,513)	(31,898)
Less: unamortized original issue discount	(3,790)	(4,320)
Less: finance costs	(9,306)	(10,667)
	1,134,391	1,148,115
Less: current portion	(11,991)	(11,991)
Long-term debt, net of current portion	$1,122,400	$1,136,124
Revolving Credit Facility:
Total commitment	$35,000	$35,000
Less: outstanding letters of credit	(5,622)	(4,112)
Less: availability reduction due to Total Leverage Ratio	—	(21,622)
Additional borrowing capacity	$29,378	$9,266

The Senior Secured Credit Facilities are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by each of the Company’s existing and future domestic restricted subsidiaries with the exception of FreedomRoads Intermediate Holdco, LLC, the direct parent of FR, and FR and its subsidiaries. The Credit Agreement contains certain restrictive covenants pertaining to, but not limited to, mergers, changes in the nature of the business, acquisitions, additional indebtedness, sales of assets, investments, and the prepayment of dividends subject to certain limitations and minimum operating covenants. Additionally, management has determined that the Senior Secured Credit Facilities include subjective acceleration clauses which could impact debt classification. Management has determined that no events have occurred at June 30, 2020 that would trigger a subjective acceleration clause.

The Credit Agreement requires the Borrower and its subsidiaries to comply on a quarterly basis with a maximum Total Leverage Ratio (as defined in the Credit Agreement), which covenant is in effect only if, as of the end of each calendar quarter, the aggregate amount of borrowings under the revolving credit facility (including swingline loans), letters of credit and unreimbursed letter of credit disbursements outstanding at such time (minus the lesser of (a) $5.0 million and (b) letters of credit outstanding) is greater than 30% of the aggregate amount of the Revolving Lenders’ Revolving Commitments (minus the lesser of (a) $5.0 million and (b) letters of credit outstanding), as defined in the Credit Agreement. As of June 30, 2020, the Company was not subject to this covenant as borrowings under the Revolving Credit Facility did not exceed the 30% threshold. At June 30, 2020, the Company would have met this covenant if the Company had exceeded the 30% threshold. The Company was in compliance with all applicable debt covenants at June 30, 2020 and December 31, 2019.

Finance Lease Liabilities

The Company’s finance lease liabilities consist of two real estate parcels with long-term leases and IT equipment contracts, which contain lease components that extend through the majority of the useful life of the asset. Certain IT equipment contracts also contain purchase options at the end of the term, which are likely to be exercised (see Note 7 — Lease Obligations).

Real Estate Facility

As of June 30, 2020 and December 31, 2019, Camping World Property, Inc. (the ‘‘Real Estate Borrower’’), an indirect wholly-owned subsidiary of CWGS, LLC, and CIBC Bank USA (“Lender”), were party to a loan and security agreement for a real estate credit facility with an aggregate maximum principal capacity of $21.5 million (“Real Estate Facility”). Borrowings under the Real Estate Facility are guaranteed by CWGS Group, LLC, a wholly-owned subsidiary of CWGS, LLC. The Real Estate Facility may be used to finance the acquisition of real estate assets. The Real Estate Facility is secured by first priority security interest on the real estate assets acquired with the proceeds of the Real Estate Facility (“Real Estate Facility Properties”). The Real Estate Facility matures on October 31, 2023.

As of June 30, 2020, a principal balance of $18.7 million was outstanding under the Real Estate Facility, and the average interest rate was 4.09% with a commitment fee of 0.50% of the aggregate unused principal amount of the Real Estate Facility. As of June 30, 2020, the Company had no available capacity under the Real Estate Facility.

In August 2020, the Company entered into an agreement to lease an owned property for a former distribution center in Greenville, North Carolina to a third party. By entering into this lease, the Company was required to pay down $10.3 million of the Real Estate Facility in August 2020.

Management has determined that the credit agreement governing the Real Estate Facility includes subjective acceleration clauses which could impact debt classification. Management has determined that no events have occurred at June 30, 2020 that would trigger a subjective acceleration clause. Additionally, the Real Estate Facility is subject to certain cross default provisions, a debt service coverage ratio, and other customary covenants. The Company was in compliance with all debt covenants at June 30, 2020 and December 31, 2019.

7. Lease Obligations

The following presents certain information related to the costs for leases ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating lease cost	$30,017	$30,616	$61,017	$60,818
Finance lease cost:
Amortization of finance lease assets	1,048	—	1,048	—
Interest on finance lease liabilities	407	—	407	—
Short-term lease cost	390	873	879	1,586
Variable lease cost	6,028	550	11,056	1,102
Sublease income	(455)	(211)	(867)	(516)
Net lease costs	$37,435	$31,828	$73,540	$62,990

The following presents components of lease assets and lease liabilities, and the associated financial statement line items ($ in thousands):

		June 30,	December 31,
Lease Assets and Liabilities	Financial Statement Line Items	2020	2019
Operating lease assets	Operating lease assets	$789,539	$807,537
Finance lease assets	Property and equipment, net	29,036	—
Total lease assets, net		$818,575	$807,537

Operating lease liabilities - current	Current portion of operating lease liabilities	$60,315	$58,613
Finance lease liabilities - current	Current portion of long-term debt	1,991	—
Operating lease liabilities - non-current	Operating lease liabilities, net of current portion	823,929	843,312
Finance lease liabilities - non-current	Long-term debt, net of current portion	26,201	—
Total lease liabilities		$912,436	$901,925

The following presents supplemental cash flow information related to leases ($ in thousands):

	Six Months Ended June 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for leases	$61,248	$60,605
Operating cash flows for finance leases	267	—
Financing cash flows for finance leases	1,725	—
Lease assets obtained in exchange for lease liabilities:
New, remeasured, and terminated operating leases	$12,140	$43,027
New finance leases	29,522	—

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

The following table presents the reported carrying value and fair value information for the Company’s debt instruments. The fair values shown below for the Term Loan Facility, as applicable, are based on quoted prices in the inactive market for identical assets (Level 2), and the fair values shown below for the Floor Plan Facility, the Revolving Line of Credit, and the Real Estate Facility are estimated by discounting the future contractual cash flows at the current market interest rate that is available based on similar financial instruments.

	Fair Value	June 30, 2020		December 31, 2019
($ in thousands)	Measurement	Carrying Value	Fair Value	Carrying Value	Fair Value
Term Loan Facility	Level 2	$1,134,391	$1,044,213	$1,148,115	$1,104,947
Floor Plan Facility Revolving Line of Credit	Level 2	20,885	20,702	40,885	41,299
Real Estate Facility	Level 2	18,472	17,842	19,521	21,030

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

The Ronge and Strougo Complaints were consolidated and lead plaintiffs (the “Ronge Lead Plaintiffs”) appointed by the court. On February 27, 2019, the Ronge lead plaintiffs filed a consolidated complaint against the Company, certain of its officers, directors, Crestview Partners II GP, L.P. and Crestview Advisors, L.L.C., and the underwriters of the May and October 2017 secondary offerings of the Company’s Class A common stock (the “Consolidated Complaint”). The Consolidated Complaint alleges violations of Sections 11 and 12(a)(2) of the Securities Act of 1933, as well as Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, based on allegedly materially misleading statements or omissions of material facts necessary to make certain statements not misleading related to the business, operations, and management of the Company. Additionally, it alleges that certain of the Company’s officers and directors, Crestview Partners II GP, L.P., and Crestview Advisors, L.L.C. violated Section 15 of the Securities Act of 1933 and Section 20(a) of the Securities Exchange Act of 1934, as amended, by allegedly acting as controlling persons of the Company. The lawsuit brings claims on behalf of a putative class of purchasers of the Company’s Class A common stock between March 8, 2017 and August 7, 2018, and seeks compensatory damages, rescission, attorneys’ fees and costs, and any equitable or injunctive relief the court deems just and proper. On May 17, 2019, the Company, along with the other defendants, moved to dismiss the Consolidated Complaint. On March 12, 2020, Ronge Lead Plaintiffs filed an Amended Consolidated Complaint, adding those allegations contained in the Geis Complaint (defined below). On March 13, Ronge Lead Plaintiffs filed an unopposed motion for preliminary approval of class action settlement, which the Court granted on April 7, 2020. On August 5, 2020, the Court granted final approval of the class action settlement and the case was dismissed with prejudice. The settlement is expected to be paid directly by the Company’s applicable insurance policies.

On December 12, 2018, a putative class action complaint styled International Union of Operating Engineers Benefit Funds of Eastern Pennsylvania and Delaware v. Camping World Holdings Inc., et al. was filed in the Supreme Court of the State of New York, New York County, on behalf of all purchasers of Camping World Class A common stock issued pursuant and/or traceable to a secondary offering of such securities in October 2017 (“IUOE Complaint”). The IUOE Complaint names as defendants the Company, and certain of its officers and directors, among others, and alleges violations of Sections 11, 12(a), and 15 of the Securities Act of 1933 based on allegedly materially misleading statements or omissions of material facts necessary to make certain statements not misleading and seeks compensatory damages, including prejudgment and post-judgement interest, attorneys’ fees and costs, and any equitable or injunctive relief the court deems just and proper, including rescission. On February 28, 2019, the Company, along with the other defendants, moved to dismiss this action. The parties argued the merits of defendants’ motion to dismiss before the Supreme Court of the State of New York, Commercial Division, on September 6, 2019. The Court granted in part and denied in part the motion to dismiss on April 22, 2020. On July 13, 2020, the parties entered into a confidential settlement agreement resolving the named plaintiff’s claims. The putative class’s claims were duplicative of certain claims in the Ronge case described above, and thus were included in the settlement agreement that the Ronge court approved at the Settlement Hearing on August 5, 2020. The Company expects to file a joint stipulation of dismissal with the named plaintiff in the Supreme Court of the State of New York in light of the settlement agreement in the Ronge case.

On February 22, 2019, a putative class action complaint styled Daniel Geis v. Camping World Holdings, Inc., et al. was filed in the Circuit Court of Cook County, Illinois, Chancery Division, on behalf of all purchasers of Camping World Class A common stock in and/or traceable to the Company’s initial public offering on October 6, 2016 (“Geis Complaint”). The Geis Complaint names as defendants the Company, certain of its officers and directors, and the underwriters of the offering, and alleges violations of Sections 11, 12(a)(2), and 15 of the Securities Act of 1933 based on allegedly materially misleading statements or omissions of material facts necessary to make certain statements not misleading. The Geis Complaint seeks compensatory damages, prejudgment and post-judgment interest, attorneys’ fees and costs, and any other and further relief the court deems just and proper. On April 19, 2019, the Company, along with the other defendants, moved to dismiss this action. The parties argued the merits of defendants’ motion to dismiss before the Circuit Court of Cook County, Illinois, Chancery Division on August 20, 2019. On August 26, 2019, the Court stayed the Geis Complaint pending resolution of the motion to dismiss the Consolidated Complaint that is pending in the United States District Court for the Northern District of Illinois. The Geis plaintiff became a plaintiff in Ronge, and the Geis putative class’s claims were duplicative of certain claims in the Ronge case described above, and thus were included in the settlement agreement that the Ronge court approved on August 5, 2020. The Company expects to file a joint stipulation of dismissal of the Geis complaint in light of the settlement agreement in the Ronge case.

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

No assurance can be made that these or similar suits will not result in a material financial exposure in excess of insurance coverage, which could have a material adverse effect upon the Company’s financial condition and results of operations.

From time to time, the Company is involved in other litigation arising in the normal course of business operations.

10. Statement of Cash Flows

Supplemental disclosures of cash flow information for the following periods (in thousands) were as follows:

	Six Months Ended
	June 30,	June 30,
	2020	2019
Cash paid during the period for:
Interest	$35,059	$55,250
Income taxes	783	1,620
Non-cash investing activities:
Leasehold improvements paid by lessor	24	10,353
Vehicles transferred to property and equipment from inventory	161	383
Capital expenditures in accounts payable and accrued liabilities	1,372	5,141
Non-cash financing activities:
Par value of Class A common stock issued in exchange for common units in CWGS, LLC	1	—
Par value of Class A common stock issued for vested restricted stock units	2	1

11. Acquisitions

During the six months ended June 30, 2020, the Company did not acquire any businesses. During the six months ended June 30, 2019, subsidiaries of the Company acquired the assets of three RV dealerships that constituted businesses under accounting rules. The Company used a combination of cash and floor plan financing to complete the acquisitions. The Company considers acquisitions of independent dealerships to be a fast and capital efficient alternative to opening new RV and Outdoor Retail locations to expand its business and grow its customer base. The acquired businesses were recorded at their estimated fair values under the acquisition method of accounting. The balance of the purchase prices in excess of the fair values of net assets acquired were recorded as goodwill.

During the six months ended June 30, 2019, the RV and Outdoor Retail segment acquired the assets of RV dealerships for an aggregate purchase price of approximately $38.6 million. The purchases were partially funded through $8.4 million of borrowings under the Floor Plan Facility. For the six months ended June 30, 2019, the Company purchased real property of $0.7 million from parties related to the sellers of the businesses.

The estimated fair values of the assets acquired and liabilities assumed for the acquisitions of dealerships, retail and consumer shows consist of the following:

	Six Months Ended June 30,
($ in thousands)	2020	2019
Tangible assets (liabilities) acquired (assumed):
Inventories, net	$(108)	$13,895
Prepaid expenses and other assets	—	96
Property and equipment, net	—	158
Accounts payable	—	(62)
Other liabilities	—	(38)
Total tangible net assets acquired	(108)	14,049
Goodwill	108	24,559
Purchase price	—	38,608
Cash paid for acquisitions, net of cash acquired	—	38,608
Inventory purchases financed via floor plan	—	(8,416)
Cash payment net of floor plan financing	$—	$30,192

For the six months ended June 30, 2020, the fair values above represent measurement period adjustments for valuation of acquired inventories relating to dealership acquisitions during the year ended

December 31, 2019. The primary items that generated the goodwill are the value of the expected synergies between the acquired businesses and the Company and the acquired assembled workforce, neither of which qualify for recognition as a separately identified intangible asset. For the six months ended June 30, 2020 and 2019, acquired goodwill of $0 million and $24.6 million, respectively, is expected to be deductible for tax purposes. Included in the six months ended June 30, 2019 consolidated financial results were $18.3 million of revenue and $1.0 million of pre-tax loss of the acquired dealerships from the applicable acquisition dates. Pro forma information on these acquisitions has not been included, because the Company has deemed them to not be individually or cumulatively material.

12. Income Taxes

CWH is organized as a Subchapter C corporation and, as of June 30, 2020, is a 42.3% owner of CWGS, LLC (see Note 14 — Stockholders’ Equity and Note 15 — Non-Controlling Interests). CWGS, LLC is organized as a limited liability company and treated as a partnership for federal tax purposes, with the exception of Americas Road and Travel Club, Inc., Camping World, Inc. (“CW”), and FreedomRoads RV, Inc. and their wholly-owned subsidiaries, which are Subchapter C corporations.

On January 1, 2019, the Company transferred certain assets relating to its Good Sam Club and co-branded credit card from its indirect wholly-owned subsidiary, GSS Enterprises LLC (“GSS”), to its indirect wholly-owned subsidiary, CW, a corporation. As a result of this transfer, the Company recorded an estimated $14.4 million of net income tax expense during the six months ended June 30, 2019 due to the revaluation of certain deferred tax assets and related changes in valuation allowance. As a result of transferring certain assets relating to its Good Sam Club and co-branded credit card from GSS to CW, as described above, the Company also re-evaluated the impact on its Tax Receivable Agreement liability related to the reduction of future expected tax amortization. The reduction in future expected tax amortization reduced the Tax Receivable Agreement liability by an estimated $7.2 million. Unrelated to the transfer described above, the Tax Receivable Agreement liability was reduced by an additional $1.1 million during the six months ended June 30, 2019 for changes in estimated state income tax rates applicable to CWH. As a result of these adjustments to the Tax Receivable Agreement liability, the Company recorded an estimated $8.5 million of other income in the condensed consolidated statement of operations for the six months ended June 30, 2019.

As further described in Note 1 — Summary of Significant Accounting Policies — COVID-19, in response to the COVID-19 pandemic, many governments have enacted or are contemplating measures to provide aid and economic stimulus. These measures may include deferring the due dates of income tax and payroll tax payments or other changes to their income and non-income-based tax laws. The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020 in the U.S., includes measures to assist companies, including temporary changes to income and non-income-based tax laws. For the three and six months ended June 30, 2020, there were no material tax impacts to the Company’s condensed consolidated financial statements as it relates to COVID-19 measures other than the deferral of non-income-based payroll taxes under the CARES Act of $9.2 million as of June 30, 2020, which were included in other long-term liabilities in the condensed consolidated balance sheets. The Company will continue to monitor additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service and others.

For the six months ended June 30, 2020 and 2019, the Company’s effective income tax rate was 14.2% and 54.7%, respectively. The decrease is primarily a result of higher income incurred at CWGS, LLC for which the Company is subject to U.S. federal and state taxes on its allocable share, partially offset by operating losses recorded by CW for which no tax benefit can be recognized and absent the transfer of certain assets between subsidiaries in the prior period, which had resulted in the $14.4 million of net income tax expense described above. The Company's effective income tax rate for the six months ended June 30, 2020 was 14.2%, which differed from the federal statutory rate of 21.0% primarily due to a portion of the Company’s earnings being attributable to non-controlling interests in limited liability companies which are not subject to corporate level taxes and losses at certain subsidiaries for which an income tax benefit was not recorded, since there was a full valuation allowance against the related deferred tax assets of those subsidiaries.

The Company evaluates its deferred tax assets on a quarterly basis to determine if they can be realized and establishes valuation allowances when it is more likely than not that all or a portion of the deferred tax assets may not be realized. At June 30, 2020 and December 31, 2019, the Company determined that all of its deferred tax assets (except those of CW and the Outside Basis Deferred Tax Asset discussed below) are more likely than not to be realized. The Company maintains a full valuation allowance against the deferred tax assets of CW, since it was determined that it is more likely than not, based on available objective evidence, that CW would have insufficient taxable income in the current or carryforward periods under the tax laws to realize the future tax benefits of its deferred tax assets. The Company maintains a partial valuation allowance against the Outside Basis Deferred Tax Asset pertaining to the portion that is not amortizable for tax purposes, since the Company would likely only realize the non-amortizable portion of the Outside Basis Deferred Tax Asset if the investment in CWGS, LLC was divested.

The Company is party to the Tax Receivable Agreement that provides for the payment by the Company to the Continuing Equity Owners and Crestview Partners II GP, L.P. of 85% of the amount of tax benefits, if any, the Company actually realizes, or in some circumstances is deemed to realize, as a result of (i) increases in the tax basis from the purchase of common units from Crestview Partners II GP, L.P. in exchange for Class A common stock in connection with the consummation of the IPO and the related transactions and any future redemptions that are funded by the Company and any future redemptions or exchanges of common units by Continuing Equity Owners as described above and (ii) certain other tax benefits attributable to payments made under the Tax Receivable Agreement. During the six months ended June 30, 2020 and 2019, 110,000 and 5,725 common units in CWGS, LLC, respectively, were exchanged for Class A common stock subject to the provisions of the Tax Receivable Agreement. The Company recognized a liability for the Tax Receivable Agreement payments due to those parties that redeemed common units, representing 85% of the aggregate tax benefits the Company expects to realize from the tax basis increases related to the exchange, after concluding it was probable that the Tax Receivable Agreement payments would be paid based on estimates of future taxable income. As of June 30, 2020 and December 31, 2019, the amount of Tax Receivable Agreement payments due under the Tax Receivable Agreement was $108.6 million and $114.8 million, respectively, of which $6.9 million and $6.6 million, respectively, was included in the current portion of the Tax Receivable Agreement liability in the condensed consolidated balance sheets.

13. Related Party Transactions

Transactions with Directors, Equity Holders and Executive Officers

FreedomRoads leases various RV and Outdoor Retail locations from managers and officers. During the three months ended June 30, 2020 and 2019, the related party lease expense for these locations was $0.5 million and $0.5 million, respectively. During the six months ended June 30, 2020 and 2019, the related party lease expense for these locations was $1.0 million and $1.0 million, respectively.

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

Other Transactions

The Company does business with certain companies in which Mr. Lemonis has a direct or indirect material interest. The Company purchased fixtures for interior store sets at the Company’s retail locations from Precise Graphix. Mr. Lemonis has a 67% economic interest in Precise Graphix. The Company paid Precise Graphix $0.1 million and $0.6 million for the three months ended June 30, 2020 and 2019, respectively, and $0.3 million and $0.8 million for the six months ended June 30, 2020 and 2019, respectively.

The Company does business with certain companies in which Stephen Adams, a member of the Company’s board of directors, has a direct or indirect material interest. The Company from time to time purchases advertising services from Adams Radio of Fort Wayne LLC (“Adams Radio”), in which Mr. Adams has an indirect 90% interest. The Company paid Adams Radio $0 for both the three months ended June 30, 2020 and 2019, and $0 and $0.2 million for the six months ended June 30, 2020 and 2019, respectively.

The Company paid Kaplan, Strangis and Kaplan, P.A., of which Andris A. Baltins is a member, and a member of the Company’s board of directors, $0.1 million and $0.1 million during the six months ended June 30, 2020 and 2019, respectively, for legal services.

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

15. Non-Controlling Interests

As described in Note 14 — Stockholders’ Equity, CWH is the sole managing member of CWGS, LLC and, as a result, consolidates the financial results of CWGS, LLC. The Company reports a non-controlling interest representing the common units of CWGS, LLC held by Continuing Equity Owners. Changes in CWH’s ownership interest in CWGS, LLC while CWH retains its controlling interest in CWGS, LLC will be accounted for as equity transactions. As such, future redemptions or direct exchanges of common units of CWGS, LLC by the Continuing Equity Owners will result in a change in ownership and reduce or increase the amount recorded as non-controlling interest and increase or decrease additional paid-in capital when CWGS, LLC has positive or negative net assets, respectively. At June 30, 2020 and December 31, 2019, CWGS, LLC had negative net assets, which resulted in negative non-controlling interest amounts on the condensed consolidated balance sheets. At the end of each period, the Company will record a non-controlling interest adjustment to additional paid-in capital such that the non-controlling interest on the condensed consolidated balance sheet is equal to the non-controlling interest’s ownership share of the underlying CWGS, LLC net assets (see the condensed consolidated statement of stockholders’ equity (deficit)).

As of June 30, 2020 and December 31, 2019, there were 89,332,393 and 89,158,273 common units of CWGS, LLC outstanding, respectively, of which CWH owned 37,773,109 and 37,488,989 common units of CWGS, LLC, respectively, representing 42.3% and 42.0% ownership interests in CWGS, LLC, respectively, and the Continuing Equity Owners owned 51,559,284 and 51,669,284 common units of CWGS, LLC, respectively, representing 57.7% and 58.0% ownership interests in CWGS, LLC, respectively.

The following table summarizes the effects of changes in ownership in CWGS, LLC on the Company’s equity:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2020	2019	2020	2019
Net income (loss) attributable to Camping World Holdings, Inc.	$58,077	$18,017	$49,917	$(1,378)
Transfers to non-controlling interests:
Decrease in additional paid-in capital as a result of the purchase of common units from CWGS, LLC with proceeds from the exercise of stock options	(105)	—	(105)	—
(Decrease) increase in additional paid-in capital as a result of the vesting of restricted stock units	(10)	143	72	143
Decrease in additional paid-in capital as a result of repurchases of Class A common stock for withholding taxes on vested RSUs	(347)	(273)	(559)	(273)
Increase in additional paid-in capital as a result of the redemption of common units of CWGS, LLC	58	—	62	12
Change from net income (loss) attributable to Camping World Holdings, Inc. and transfers to non-controlling interests	$57,673	$17,887	$49,387	$(1,496)

16. Equity-based Compensation Plans

The following table summarizes the equity-based compensation that has been included in the following line items within the consolidated statements of operations during:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
($ in thousands)	2020	2019	2020	2019
Equity-based compensation expense:
Costs applicable to revenue	$191	$208	$347	$415
Selling, general, and administrative	3,991	3,655	7,147	6,164
Total equity-based compensation expense	$4,182	$3,863	$7,494	$6,579

The following table summarizes stock option activity for the six months ended June 30, 2020:

Stock Options
(in thousands)
Outstanding at December 31, 2019	745
Exercised	(7)
Forfeited	(40)
Outstanding at June 30, 2020	698
Options exercisable at June 30, 2020	516

The following table summarizes restricted stock unit activity for the six months ended June 30, 2020:

Restricted
Stock Units
(in thousands)
Outstanding at December 31, 2019	1,806
Granted	60
Vested	(199)
Forfeited	(153)
Outstanding at June 30, 2020	1,514

In June 2020, the Company entered into a consulting agreement with Melvin Flanigan that became effective after his resignation as the Company’s Chief Financial Officer and Secretary on June 30, 2020. Prior to Mr. Flanigan’s resignation from his employment with the Company, he was previously granted awards of (a) 62,500 restricted stock units (“RSUs”) on January 21, 2019 (the “First Award”), and (b) 60,000 RSUs on

November 12, 2019 (the “Second Award”) pursuant to the Company’s 2016 Incentive Award Plan. The consulting agreement provides, among other things, that: (i) the remaining unvested 41,667 RSUs held by Mr. Flanigan pursuant to the First Award will vest on January 1, 2021, provided that the consulting agreement has not been terminated prior to December 31, 2020, and (ii) 20,000 unvested RSUs held by Mr. Flanigan pursuant to the Second Award that are scheduled to vest on November 15, 2020 will vest on such date, provided that the Consulting Agreement has not been terminated prior to such date. This modification resulted in an incremental equity-based compensation charge of $0.6 million during the three months ended June 30, 2020 and the remaining equity-based compensation of $0.7 million relating to the modified RSUs will be recorded over the remaining service period, net of forfeitures, through December 31, 2020.

In July 2020, the Company granted 2.4 million RSUs to employees with an aggregate grant date fair value of $78.5 million, which will be recognized, net of forfeitures, through August 2025.

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

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands except per share amounts)	2020	2019	2020	2019
Numerator:
Net income	$163,222	$52,623	$149,093	$25,816
Less: net income attributable to non-controlling interests	(105,145)	(34,606)	(99,176)	(27,194)
Net income (loss) attributable to Camping World Holdings, Inc. — basic and diluted	$58,077	$18,017	49,917	(1,378)
Add: reallocation of net income attributable to non-controlling interests from the assumed exchange of common units of CWGS, LLC for Class A common stock	79,603	22,565	68,383	—
Net income (loss) attributable to Camping World Holdings, Inc. — diluted	$137,680	$40,582	$118,300	$(1,378)
Denominator:
Weighted-average shares of Class A common stock outstanding — basic and diluted	37,635	37,239	37,585	37,217
Dilutive restricted stock units	434	17	359	—
Dilutive common units of CWGS, LLC that are convertible into Class A common stock	51,620	51,669	51,634	—
Weighted-average shares of Class A common stock outstanding — diluted	89,689	88,925	89,578	37,217

Earnings (loss) per share of Class A common stock — basic	$1.54	$0.48	$1.33	$(0.04)
Earnings (loss) per share of Class A common stock — diluted	$1.54	$0.46	$1.32	$(0.04)

Weighted-average anti-dilutive securities excluded from the computation of diluted earnings per share of Class A common stock:
Stock options to purchase Class A common stock	715	804	726	831
Restricted stock units	620	1,351	658	1,427
Common units of CWGS, LLC that are convertible into Class A common stock	—	—	—	51,671

Shares of the Company’s Class B common stock and Class C common stock do not share in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B common stock or Class C common stock under the two-class method has not been presented.

18. Segments Information

The Company has the following two reportable segments: (i) Good Sam Services and Plans, and (ii) RV and Outdoor Retail. Within the Good Sam Services and Plans segment, the Company primarily derives revenue from the sale of the following offerings: emergency roadside assistance plans; property and casualty insurance programs; travel assist programs; extended vehicle service contracts; vehicle refinancing and refinancing assistance; consumer shows and events; and consumer publications and directories. Within the RV and Outdoor Retail segment, the Company primarily derives revenue from the sale of new and used RVs; commissions on the finance and insurance contracts related to the sale of RVs; the sale of RV service and maintenance work; the sale of RV parts, accessories, and supplies; the sale of outdoor products, equipment, gear and supplies and the sale of Good Sam Club memberships and co-branded credit cards.

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

Reportable segment revenue; segment income; floor plan interest expense; depreciation and amortization; other interest expense, net; and total assets are as follows:

	Three Months Ended June 30, 2020				Three Months Ended June 30, 2019
	Good Sam	RV and			Good Sam	RV and
	Services	Outdoor	Intersegment		Services and	Outdoor	Intersegment
($ in thousands)	and Plans	Retail	Eliminations	Total	Plans	Retail	Eliminations	Total
Revenue:
Good Sam services and plans	$44,692	$—	$(173)	$44,519	$44,991	$—	$(297)	$44,694
New vehicles	—	900,245	(2,070)	898,175	—	780,696	(1,826)	778,870
Used vehicles	—	275,699	(789)	274,910	—	246,531	(782)	245,749
Products, service and other	—	231,512	(340)	231,172	—	271,471	(7,045)	264,426
Finance and insurance, net	—	150,194	(2,876)	147,318	—	131,498	(3,273)	128,225
Good Sam Club	—	10,651	—	10,651	—	12,383	—	12,383
Total consolidated revenue	$44,692	$1,568,301	$(6,248)	$1,606,745	$44,991	$1,442,579	$(13,223)	$1,474,347

	Six Months Ended June 30, 2020				Six Months Ended June 30, 2019
	Good Sam	RV and			Good Sam	RV and
	Services	Outdoor	Intersegment		Services and	Outdoor	Intersegment
($ in thousands)	and Plans	Retail	Eliminations	Total	Plans	Retail	Eliminations	Total
Revenue:
Good Sam services and plans	$93,384	$—	$(1,657)	$91,727	$93,289	$—	$(1,629)	$91,660
New vehicles	—	1,398,641	(3,149)	1,395,492	—	1,311,445	(2,998)	1,308,447
Used vehicles	—	482,932	(1,357)	481,575	—	427,136	(1,379)	425,757
Products, service and other	—	404,524	(729)	403,795	—	481,669	(12,367)	469,302
Finance and insurance, net	—	244,642	(4,868)	239,774	—	225,778	(5,662)	220,116
Good Sam Club	—	21,655	—	21,655	—	23,834	—	23,834
Total consolidated revenue	$93,384	$2,552,394	$(11,760)	$2,634,018	$93,289	$2,469,862	$(24,035)	$2,539,116

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
($ in thousands)	2020	2019	2020	2019
Segment income:(1)
Good Sam Services and Plans	$24,591	$21,208	$45,931	$43,622
RV and Outdoor Retail	188,383	75,687	188,511	75,312
Total segment income	212,974	96,895	234,442	118,934
Corporate & other	(2,165)	(3,914)	(4,894)	(7,087)
Depreciation and amortization	(12,567)	(13,946)	(26,645)	(27,540)
Other interest expense, net	(14,547)	(18,211)	(29,205)	(35,854)
Tax Receivable Agreement liability adjustment	—	—	—	8,477
Segment income before income taxes	$183,695	$60,824	$173,698	$56,930

(1)	Segment income is defined as income from operations before depreciation and amortization plus floor plan interest expense.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
($ in thousands)	2020	2019	2020	2019
Depreciation and amortization:
Good Sam Services and Plans	$768	$836	$1,524	1,688
RV and Outdoor Retail	11,799	13,110	25,121	25,852
Total depreciation and amortization	$12,567	$13,946	$26,645	$27,540

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
($ in thousands)	2020	2019	2020	2019
Other interest expense, net:
Good Sam Services and Plans	$—	$(1)	$—	$(1)
RV and Outdoor Retail	2,082	2,265	3,974	4,413
Subtotal	2,082	2,264	3,974	4,412
Corporate & other	12,465	15,947	25,231	31,442
Total other interest expense, net	$14,547	$18,211	$29,205	$35,854

	June 30,	December 31,
($ in thousands)	2020	2019
Assets:
Good Sam Services and Plans	$143,917	$138,360
RV and Outdoor Retail	2,914,659	3,047,652
Subtotal	3,058,576	3,186,012
Corporate & other	205,975	190,228
Total assets	$3,264,551	$3,376,240

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

For purposes of this Form 10-Q, we define an "Active Customer" as a customer who has transacted with us in any of the eight most recently completed fiscal quarters prior to the date of measurement. Unless otherwise indicated, the date of measurement is June 30, 2020, our most recently completed fiscal quarter.  Additionally, references herein to the approximately 11 million U.S. households that own a recreational vehicle ("RV") are based on data from the RV Industry Association.

Overview

Camping World Holdings, Inc. (together with its subsidiaries) is America’s largest retailer of recreational RVs and related products and services. Our vision is to build a long-term legacy business that makes RVing fun and easy, and our Camping World and Good Sam brands have been serving RV consumers since 1966. We strive to build long-term value for our customers, employees, and shareholders by combining a unique and comprehensive assortment of RV products and services with a national network of RV dealerships, service centers and customer support centers along with the industry’s most extensive online presence and a highly-trained and knowledgeable team of associates serving our customers, the RV lifestyle, and the communities in which we operate. We also believe that our Good Sam organization and family of programs and services uniquely enables us to connect with our customers as stewards of the RV lifestyle. On June 30, 2020, we operated a total of 164 retail locations, with 162 of these selling and/or servicing RVs. See Note 1 – Summary of Significant Accounting Policies to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

After several years of strong growth, the overall RV industry experienced decelerating demand for new vehicles in 2018 and 2019. Along with the decelerating demand trends, wholesale shipments of new RV vehicles declined 16.0% in 2019 according to the RV Industry Association’s survey of manufacturers. In late 2019, the demand for new RVs across the overall RV industry began improving and wholesale shipments of new RVs increased 13.2% in the first two months of 2020 according to the RV Industry Association’s survey of manufacturers.

With the COVID-19 crisis causing many state and local governments to issue “stay-at-home” and “shelter-in-place” restrictions in mid-to-late March, sales and traffic levels across the RV industry declined significantly in April 2020. In response to the COVID-19 pandemic, many RV manufacturers, including Thor Industries, Forest River, Inc., and Winnebago Industries, temporarily suspended production from late March to mid-May. This led to a 44.6% decrease in wholesale shipments of new RVs for the three month period of March, April, and May 2020, according to the RV Industry Association’s survey of manufacturers. In conjunction with the stay-at-home and shelter-in-place restrictions enacted in many areas, the Company saw significant sequential declines in its overall customer traffic levels and its overall revenues from the mid-March to mid-to-late April 2020 timeframe. In the latter part of April, the Company began to see a significant improvement in its online web traffic levels and number of electronic leads, and in early May, the Company began to see improvements in its overall revenue levels. As the stay-at-home restrictions began to ease across certain areas of the country the Company experienced significant acceleration in its in-store and online traffic and revenue trends in May and June 2020. The Company has also taken steps to add new private label lines, expand its relationships with smaller RV manufacturers, and acquire used inventory from distressed sellers to help manage risks in its supply chain.

Segments

The Company has the following two reportable segments: (i) Good Sam Services and Plans, and (ii) RV and Outdoor Retail. See Note 18 — Segment Information to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

COVID-19

As discussed in Note 1 — Summary of Significant Accounting Policies — COVID-19 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q, the COVID-19 pandemic adversely impacted our business from mid-March through much of April 2020, but shifted to a favorable impact beginning primarily in May 2020.

In response to the pandemic, we have implemented preparedness plans to keep our employees and customers safe, which include social distancing, providing employees with face coverings and/or other protective clothing as required, implementing additional cleaning and sanitization routines, and work-from-home orders for a significant portion of our workforce. The majority of our RV and Outdoor Retail locations have continued to operate as essential businesses and consequently have remained open to serve our customers through the pandemic, and we continue to operate our e-commerce business. As of June 30, 2020, we have temporarily closed three of our dealerships and two of our specialty retail locations as a result of COVID-19. We temporarily reduced salaries and hours throughout the Company, including for our executive officers and implemented headcount and other cost reductions primarily from the middle of March 2020 through the middle of May 2020, in an attempt to better align expenses with the initially expected reduced sales resulting from the impact of COVID-19 on our business. Most of these temporary salary reductions ended in May 2020 as the adverse impacts of the pandemic began to decline and we increased hours for certain employees and reinstated many positions from the initial headcount reductions as the demand for our products increased.

In conjunction with the stay-at-home and shelter-in-place restrictions enacted in many areas, we saw significant sequential declines in overall customer traffic levels and overall revenues from the mid-March to mid-to-late April 2020 timeframe. In the latter part of April, we began to see a significant improvement in online web traffic levels, and in early May, we began to see improvements in overall revenue levels. As the stay-at-home restrictions began to ease across certain areas of the country, we experienced significant acceleration in our in-store traffic and revenue trends in May and June 2020.  We believe that as stay-at-home restrictions around the U.S. continue to ease, the demand for safe travel modalities and recreational activities away from home will continue to increase, since we believe that the RV industry has benefitted and will continue to benefit from an anticipated slow recovery of the cruise line, air travel and hotel industries.

We have been implementing marketing and operational plans to optimize our leadership position through the recovery, regardless of the ultimate timing and slope of the recovery curve. We have adapted our sales practices to accommodate customers’ safety concerns in this COVID-19 environment, such as offering virtual tours of RVs and providing home delivery options.

If stay-at-home and shelter-in-place restrictions are put back into place or as other modes of transportation recover from the impact of COVID-19, the increased demand for our products may not be sustained. We are unable to accurately quantify the impact that COVID-19 could have on our business, results of operations and liquidity due to numerous uncertainties, including the severity of the disease, the duration of the pandemic, including additional waves of infection, the economic impact of the pandemic, actions that may be taken by governmental authorities and other as yet unanticipated consequences. In addition, there could be weakening demand for items that are not basic goods, and our supply chain could be disrupted in the future as a result of the outbreak, such as if Thor Industries, Inc. was to again close its North American production facilities as it did from late March to early May 2020. Either of these events could have a materially adverse impact on our operating results. Please refer to “Risk Factors” in Item 1A of Part II of this Form 10-Q for updated risk factors related to the COVID-19 outbreak.

Strategic Shift

In 2019, we made a strategic decision to refocus our business around our core RV competencies. See Note 4 — Restructuring and Long-lived Asset Impairment to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

Results of Operations

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

The following table sets forth information comparing the components of net income for the three months ended June 30, 2020 and 2019:

	Three Months Ended
	June 30, 2020		June 30, 2019
		Percent of		Percent of	Favorable/ (Unfavorable)
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%

Revenue:
Good Sam Services and Plans	$44,519	2.8%	$44,694	3.0%	$(175)	(0.4%)
RV and Outdoor Retail:
New vehicles	898,175	55.9%	778,870	52.8%	119,305	15.3%
Used vehicles	274,910	17.1%	245,749	16.7%	29,161	11.9%
Products, service and other	231,172	14.4%	264,426	17.9%	(33,254)	(12.6%)
Finance and insurance, net	147,318	9.2%	128,225	8.7%	19,093	14.9%
Good Sam Club	10,651	0.7%	12,383	0.8%	(1,732)	(14.0%)
Subtotal	1,562,226	97.2%	1,429,653	97.0%	132,573	9.3%
Total revenue	1,606,745	100.0%	1,474,347	100.0%	132,398	9.0%

Gross profit (exclusive of depreciation and amortization shown separately below):
Good Sam Services and Plans	29,285	1.8%	25,948	1.8%	3,337	12.9%
RV and Outdoor Retail:
New vehicles	145,605	9.1%	97,471	6.6%	48,134	49.4%
Used vehicles	66,081	4.1%	53,068	3.6%	13,013	24.5%
Products, service and other	91,831	5.7%	95,819	6.5%	(3,988)	(4.2%)
Finance and insurance, net	147,318	9.2%	128,225	8.7%	19,093	14.9%
Good Sam Club	8,518	0.5%	9,459	0.6%	(941)	(9.9%)
Subtotal	459,353	28.6%	384,042	26.0%	75,311	19.6%
Total gross profit	488,638	30.4%	409,990	27.8%	78,648	19.2%

Operating expenses:
Selling, general and administrative expenses	271,591	16.9%	303,366	20.6%	31,775	10.5%
Depreciation and amortization	12,567	0.8%	13,946	0.9%	1,379	9.9%
Lease termination	868	0.1%	—	—	(868)	(100.0%)
Loss on disposal of assets	272	0.0%	2,374	0.2%	2,102	88.5%
Total operating expenses	285,298	17.8%	319,686	21.7%	34,388	10.8%
Income from operations	203,340	12.7%	90,304	6.1%	113,036	125.2%
Other income (expense):
Floor plan interest expense	(5,098)	(0.3%)	(11,269)	(0.8%)	6,171	54.8%
Other interest expense, net	(14,547)	(0.9%)	(18,211)	(1.2%)	3,664	20.1%
Total other income (expense)	(19,645)	(1.2%)	(29,480)	(2.0%)	9,835	33.4%
Income before income taxes	183,695	11.4%	60,824	4.1%	122,871	202.0%
Income tax expense	(20,473)	(1.3%)	(8,201)	(0.6%)	(12,272)	(149.6%)
Net income	163,222	10.2%	52,623	3.6%	110,599	210.2%
Less: net income attributable to non-controlling interests	(105,145)	(6.5%)	(34,606)	(2.3%)	(70,539)	(203.8%)
Net income attributable to Camping World Holdings, Inc.	$58,077	3.6%	$18,017	1.2%	$40,060	222.3%

Supplemental Data

	Three Months Ended June 30,		Increase		Percent
	2020	2019	(decrease)		Change
Unit sales
New vehicles	27,168	22,906	4,262		18.6%
Used vehicles	11,618	10,809	809		7.5%
Total	38,786	33,715	5,071		15.0%

Average selling price
New vehicles	$33,060	$34,003	$(943)		(2.8%)
Used vehicles	$23,662	$22,736	$927		4.1%

Same store unit sales
New vehicles	24,628	21,413	3,215		15.0%
Used vehicles	10,610	10,365	245		2.4%
Total	35,238	31,778	3,460		10.9%

Same store revenue ($ in 000's)
New vehicles	$818,865	$736,661	$82,204		11.2%
Used vehicles	255,201	238,822	16,379		6.9%
Products, service and other	151,406	147,713	3,693		2.5%
Finance and insurance	135,844	122,264	13,580		11.1%
Total	$1,361,316	$1,245,460	$115,856		9.3%

Average gross profit per unit
New vehicles	$5,359	$4,255	$1,104		25.9%
Used vehicles	$5,688	$4,910	$778		15.9%
Finance and insurance, net per vehicle unit	$3,798	$3,803	$(5)		(0.1%)
Total vehicle front-end yield(1)	$9,256	$8,268	$988		11.9%

Gross margin
Good Sam Services and Plans	65.8%	58.1%	772	bps
New vehicles	16.2%	12.5%	370	bps
Used vehicles	24.0%	21.6%	244	bps
Products, service and other	39.7%	36.2%	349	bps
Finance and insurance, net	100.0%	100.0%	unch.	bps
Good Sam Club	80.0%	76.4%	359	bps
Subtotal RV and Outdoor Retail	29.4%	26.9%	254	bps
Total gross margin	30.4%	27.8%	260	bps

Inventories ($ in 000's)
New vehicles	$711,164	$1,000,977	$(289,813)		(29.0%)
Used vehicles	126,687	121,744	4,943		4.1%
Products, parts, accessories and misc.	214,357	424,756	(210,399)		(49.5%)
Total RV and Outdoor inventories	$1,052,208	$1,547,477	$(495,269)		(32.0%)

Vehicle inventory per location ($ in 000's)
New vehicle inventory per dealer location	$4,679	$6,629	$(1,950)		(29.4%)
Used vehicle inventory per dealer location	$833	806	$27		3.4%

Vehicle inventory turnover(2)
New vehicle inventory turnover	2.3	2.1	0.2		9.6%
Used vehicle inventory turnover	4.7	5.0	(0.3)		(5.2%)

Retail locations
RV dealerships	152	151	1		0.7%
RV service & retail centers	10	14	(4)		(28.6%)
Subtotal	162	165	(3)		(1.8%)
Other retail stores	2	62	(60)		(96.8%)
Total	164	227	(63)		(27.8%)

Other data
Active Customers(3)	5,220,367	5,251,874	(31,507)		(0.6%)
Good Sam Club members	2,067,253	2,177,743	(110,490)		(5.1%)
Finance and insurance gross profit as a % of total vehicle revenue	12.6%	12.5%	4	bps	n/a
Same store locations	143	n/a	n/a		n/a

(1)	Front end yield is calculated as gross profit from new vehicles, used vehicles and finance and insurance (net), divided by combined new and used retail units sold.
(2)	Inventory turnover calculated as vehicle costs applicable to revenue divided by the average of beginning and ending vehicle inventory.
(3)	An Active Customer is a customer who has transacted with us in any of the eight most recently completed fiscal quarters prior to the date of measurement.

Total revenue was $1.6 billion for the three months ended June 30, 2020, an increase of $132.4 million, or 9.0%, from $1.5 billion for the three months ended June 30, 2019. The increase in total revenue was driven by a $132.6 million, or 9.3%, increase in RV and Outdoor Retail revenue, partially offset by a $0.2 million, or 0.4% decrease in Good Sam Services and Plans revenue.

Total gross profit was $488.6 million for the three months ended June 30, 2020, an increase of $78.6 million, or 19.2%, from $410.0 million for the three months ended June 30, 2019. The increase in total gross profit was driven by a $75.3 million, or 19.6%, increase in RV and Outdoor Retail gross profit, and a $3.3 million, or 12.9%, increase in Good Sam Services and Plans gross profit.

Income from operations was $203.3 million for the three months ended June 30, 2020, an increase of $113.0 million, or 125.2%, from $90.3 million for the three months ended June 30, 2019. The increase in income from operations was primarily driven by a $78.6 million increase in gross profit, a $31.8 million decrease in selling, general and administrative expenses, a $2.1 million decrease in loss on disposal of assets, and a $1.4 million decrease in depreciation and amortization, partially offset by a $0.9 million increase in lease termination expense.

Total other expenses were $19.6 million for the three months ended June 30, 2020, a decrease of $9.8 million, or 33.4%, from $29.5 million for the three months ended June 30, 2019. The decrease in other expenses was driven by a $6.2 million decrease in floor plan interest expense and a $3.7 million decrease in other interest expense.

As a result of the above factors, income before income taxes was $183.7 million for the three months ended June 30, 2020 compared to $60.8 million for the three months ended June 30, 2019. Income tax expense was $20.5 million for the three months ended June 30, 2020, an increase of $12.3 million from $8.2 million for the three months ended June 30, 2019. As a result, net income was $163.2 million for the three months ended June 30, 2020 compared to $52.6 million for the three months ended June 30, 2019.

Good Sam Services and Plans

Good Sam Services and Plans revenue decreased 0.4%, or $0.2 million, to $44.5 million in the three months ended June 30, 2020, from $44.7 million in the three months ended June 30, 2019. The decrease was primarily attributable to a $0.5 million decrease in Good Sam TravelAssist revenue, a $0.4 million decrease from reduced magazine ad sales, and a $0.3 million decrease from other services and plans, partially offset by a $0.5 million increase from the vehicle insurance products, and a $0.5 million increase in revenue from RV refinancing.

Good Sam Services and Plans gross profit increased 12.9%, or $3.3 million, to $29.3 million in the three months ended June 30, 2020, from $25.9 million in the three months ended June 30, 2019 and gross margin increased to 65.8% from 58.1% in the same respective periods. The increase in gross profit was primarily attributable to a $1.7 million increase from the roadside assistance programs, a $1.2 million increase from our extended vehicle warranty programs, a $0.5 million increase from RV refinancing, and a $0.2 million increase in other services and plans, partially offset by a $0.3 million reduction from the Good Sam TravelAssist programs.

RV and Outdoor Retail

New Vehicles

New vehicle revenue increased 15.3%, or $119.3 million, to $898.2 million in the three months ended June 30, 2020 from $778.9 million in the three months ended June 30, 2019. The increase was primarily due to a 18.6% increase in vehicle units sold, partially offset by a 2.8% decrease in average selling price per vehicle sold resulting from a shift towards lower priced towable units. On a same store basis, new vehicle revenue increased 11.2% to $818.9 million and new vehicle units increased 15.0% in the three months ended June 30, 2020 compared to the three months ended June 30, 2019.

New vehicle gross profit increased 49.4%, or $48.1 million, to $145.6 million in the three months ended June 30, 2020 from $97.5 million in the three months ended June 30, 2019. The increase was primarily due to a 25.9% increase in average gross profit per vehicle sold and an 18.6% increase in vehicle units sold. New vehicle gross margin increased to 16.2% in the three months ended June 30, 2020 from 12.5% in the three months ended June 30, 2019. The increase was primarily due to a sale mix shift towards higher margined towable units and to higher average motorized gross margins resulting from lower motorized inventory levels that have been better aligned with demand.

Used Vehicles

Used vehicle revenue increased 11.9%, or $29.2 million, to $274.9 million in the three months ended June 30, 2020 from $245.7 million in the three months ended June 30, 2019. The increase was primarily due to a 7.5% increase in vehicle units sold, and a 4.1% increase in average selling price per vehicle. On a same store basis, used vehicle revenue increased 6.9% to $255.2 million and used vehicle units increased 2.4% in the three months ended June 30, 2020 compared to the three months ended June 30, 2019.

Used vehicle gross profit increased 24.5%, or $13.0 million, to $66.1 million in the three months ended June 30, 2020 from $53.1 million in the three months ended June 30, 2019. The increase was primarily from a 7.5% increase in vehicle units sold and a 15.9% increase in average gross profit per vehicle. Used vehicle gross margin increased 244 basis points to 24.0% in the three months ended June 30, 2020 from 21.6% in the three months ended June 30, 2019. The increase was driven by strength in the used vehicle market across nearly all product types.

Products, service and other

Products, service and other revenue decreased 12.6%, or $33.3 million, to $231.2 million in the three months ended June 30, 2020, from $264.4 million in the three months ended June 30, 2019. The decrease was primarily attributable to store closures related to the 2019 Strategic Shift. On a same store basis, products, service and other revenue increased 2.5% to $151.4 million for the three months ended June 30, 2020 from $147.7 million in the three months ended June 30, 2019.

Products, service and other gross profit decreased 4.2%, or $4.0 million, to $91.8 million in the three months ended June 30, 2020 from $95.8 million in the three months ended June 30, 2019. The decrease was primarily due to store closures related to the 2019 Strategic Shift, partially offset by the increase in vehicles sold. Products, service and other gross margin increased to 39.7% in the three months ended June 30, 2020 from 36.2% in the three months ended June 30, 2019. The increase was primarily due to a sales mix shift towards higher margin legacy RV products.

Finance and Insurance, net

Finance and insurance revenue and gross profit is recorded net, since the Company is acting as an agent in the transaction, and commission is recognized when a finance and insurance product contract payment has been received or financing has been arranged. Finance and insurance, net revenue and gross profit each increased 14.9%, or $19.1 million, to $147.3 million in the three months ended June 30, 2020 from $128.2 million in the three months ended June 30, 2019. Finance and insurance, net revenue as a percentage of new and used vehicles financed increased to 12.6% for the three months ended June 30, 2020 from 12.5% for the three months ended June 30, 2019. On a same store basis, finance and insurance, net revenue and gross profit increased 11.1%, or $13.6 million, to $135.8 million versus the three months ended June 30, 2019.

Good Sam Club

Good Sam Club revenue decreased 14.0%, or $1.7 million, to $10.7 million in the three months ended June 30, 2020 from $12.4 million in the three months ended June 30, 2019. The decrease primarily resulted from reduced membership fees related to fewer retail locations that resulted from store closures related to the 2019 Strategic Shift.

Good Sam Club gross profit decreased 9.9%, or $0.9 million, to $8.5 million in the three months ended June 30, 2020 from $9.5 million in the three months ended June 30, 2019. The decrease was primarily due to reduced membership fee activity from the decreased number of stores as a result of the store closure related to 2019 Strategic Shift. Good Sam Club gross margin increased to 80.0% in the three months ended June 30, 2020 from 76.4% in the three months ended June 30, 2019 primarily due to reduced club marketing expenses.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased 10.5%, or $31.8 million, to $271.6 million in the three months ended June 30, 2020 from $303.4 million in the three months ended June 30, 2019. The $31.8 million decrease was primarily due to decreases of $17.2 million of selling expense, $5.0 million in wage-related expenses, $1.8 million of personal and real property expense, $1.6 million of service and professional fees, and $6.2 million of other store and corporate overhead expenses. Selling, general and administrative expenses as a percentage of total gross profit decreased to 55.6% in the three months ended June 30, 2020, from 74.0% in the three months ended June 30, 2019.

Depreciation and amortization

Depreciation and amortization decreased 9.9%, or $1.4 million, to $12.6 million in the three months ended June 30, 2020 from $13.9 million in the three months ended June 30, 2019 due to a reduction in capital expenditures.

Lease termination

Lease termination expense of $0.9 million in the three months ended June 30, 2020 related primarily to the 2019 Strategic Shift discussed above.

Floor plan interest expense

Floor plan interest expense decreased 54.8%, or $6.2 million, to $5.1 million in the three months ended June 30, 2020 from $11.3 million in the three months ended June 30, 2019. The decrease was primarily due to a 227 basis point decrease in the average floor plan borrowing rate, and a 16.2% decrease in average floor plan borrowings driven by lower average inventory levels.

Other interest expense, net

Other interest expense decreased 20.1%, or $3.7 million, to $14.5 million in the three months ended June 30, 2020 from $18.2 million in the three months ended June 30, 2019. The decrease was primarily due to a 121 basis point decrease in the average interest rate.

Income tax expense

Income tax expense increased $12.3 million to $20.5 million in the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The increase was primarily due to higher income incurred at CWGS, LLC for which the Company is subject to U.S. federal and state taxes on its allocable share, partially offset by operating losses recorded by Camping World, Inc. (“CW”) for which no tax benefit can be recognized and absent the transfer of certain assets to CW that was recorded in the prior year as discussed in Note 12 - Income Taxes to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

Net income

Net income increased 210.2%, or $110.6 million, to a net income of $163.2 million for the three months ended June 30, 2020 from a net income of $52.6 million in the three months ended June 30, 2019 primarily due to the items mentioned above.

Segment results

The following tables sets forth a reconciliation of total segment income to consolidated income before income taxes for each of our segments for the periods presented:

	Three Months Ended
	June 30, 2020		June 30, 2019		Favorable/
		Percent of		Percent of	(Unfavorable)
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%
Revenue:
Good Sam Services and Plans	$44,692	2.8%	$44,991	3.1%	$(299)	(0.7%)
RV and Outdoor Retail	1,568,301	97.6%	1,442,579	97.8%	125,722	8.7%
Elimination of intersegment revenue	(6,248)	(0.4%)	(13,223)	(0.9%)	6,975	52.7%
Total consolidated revenue	1,606,745	100.0%	1,474,347	100.0%	132,398	9.0%
Segment income:(1)
Good Sam Services and Plans	24,591	1.5%	21,208	1.4%	3,383	16.0%
RV and Outdoor Retail	188,383	11.7%	75,687	5.1%	112,696	148.9%
Total segment income	212,974	13.3%	96,895	6.6%	116,079	119.8%
Corporate & other	(2,165)	(0.1%)	(3,914)	(0.3%)	1,749	44.7%
Depreciation and amortization	(12,567)	(0.8%)	(13,946)	(0.9%)	1,379	9.9%
Other interest expense, net	(14,547)	(0.9%)	(18,211)	(1.2%)	3,664	20.1%
Income before income taxes	$183,695	11.4%	$60,824	4.1%	$122,871	202.0%

Same store revenue- RV and Outdoor Retail(2)	$1,361,316		$1,245,460		$115,856	9.3%

(1)	Segment income represents income for each of our reportable segments and is defined as income from operations before depreciation and amortization, plus floor plan interest expense.
(2)	Same store revenue definition not applicable to the Good Sam Services and Plans segment.

Good Sam Services and Plans

Good Sam Services and Plans segment revenue decreased 0.7%, or $0.3 million, to $44.7 million in the three months ended June 30, 2020, from $45.0 million in the three months ended June 30, 2019. The decrease was primarily attributable to a $0.5 million decrease in Good Sam TravelAssist revenue, a $0.5 million decrease from reduced magazine ad sales, and a $0.3 million decrease from other services and plans, partially offset by a $0.5 million increase from the vehicle insurance products, and a $0.5 million increase in revenue from RV refinancing.

Good Sam Services and Plans segment income increased 16.0%, or $3.4 million, to $24.6 million in the three months ended June 30, 2020, from $21.2 million in the three months ended June 30, 2019. The increase was primarily attributable to a $1.7 million increase from the roadside assistance programs, a $1.2 million increase from our vehicle insurance programs, a $0.5 million increase from RV refinancing, and a $0.3 million increase in other services and plans, partially offset by a $0.3 million reduction in the Good Sam TravelAssist programs. Good Sam Services and Plans segment margin increased 779 basis points to 55.2% in the three months ended June 30, 2020 from 47.5% in the three months ended June 30, 2019.

RV and Outdoor Retail

RV and Outdoor Retail segment revenue increased 8.7%, or $125.7 million, to $1.6 billion in the three months ended June 30, 2020 from $1.4 billion in the three months ended June 30, 2019. The increase was primarily driven by a $119.5 million, or 15.3%, increase in new vehicle revenue, a $29.2 million, or 11.8%, increase in used vehicle revenue, and an $18.7 million, or 14.2%, increase in finance and insurance revenue, partially offset by a $40.0 million, or 14.7%, decrease in products, service and other revenue primarily due to the 2019 Strategic Shift, and a $1.7 million, or 14.0%, decrease in Good Sam Club revenue.

RV and Outdoor Retail segment income increased 148.9%, or $112.7 million, to a segment income of $188.4 million in the three months ended June 30, 2020 from a segment income of $75.7 million in the three months ended June 30, 2019. The increase was primarily related to increased segment gross profit of $75.3 million primarily due to increased volume of new vehicles sold and increased gross profit per unit sold, reduced selling, general and administrative expenses of $30.0 million, reduced floor plan interest expense of $6.2 million, and $2.1 million of reduced loss on asset disposal, partially offset by $0.9 million of lease termination expense. RV and Outdoor Retail segment margin increased 676 basis points to 12.1% in the three months ended June 30, 2020 from 5.3% in the three months ended June 30, 2019.

Corporate and other expenses

Corporate and other expenses decreased 44.7%, or $1.7 million, to $2.2 million in the three months ended June 30, 2020 from $3.9 million in the three months ended June 30, 2019 primarily from reduced professional fees.

Results of Operations

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

The following table sets forth information comparing the components of net income for the six months ended June 30, 2020 and 2019:

	Six Months Ended
	June 30, 2020		June 30, 2019
		Percent of		Percent of	Favorable/ (Unfavorable)
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%
Revenue:
Good Sam Services and Plans	$91,727	3.5%	$91,660	3.6%	$67	0.1%
RV and Outdoor Retail:
New vehicles	1,395,492	53.0%	1,308,447	51.5%	87,045	6.7%
Used vehicles	481,575	18.3%	425,757	16.8%	55,818	13.1%
Products, service and other	403,795	15.3%	469,302	18.5%	(65,507)	(14.0%)
Finance and insurance, net	239,774	9.1%	220,116	8.7%	19,658	8.9%
Good Sam Club	21,655	0.8%	23,834	0.9%	(2,179)	(9.1%)
Subtotal	2,542,291	96.5%	2,447,456	96.4%	94,835	3.9%
Total revenue	2,634,018	100.0%	2,539,116	100.0%	94,902	3.7%

Gross profit (exclusive of depreciation and amortization shown separately below):
Good Sam Services and Plans	54,634	2.1%	52,183	2.1%	2,451	4.7%
RV and Outdoor Retail:
New vehicles	216,480	8.2%	164,004	6.5%	52,476	32.0%
Used vehicles	108,953	4.1%	90,230	3.6%	18,723	20.8%
Products, service and other	154,185	5.9%	164,591	6.5%	(10,406)	(6.3%)
Finance and insurance, net	239,774	9.1%	220,116	8.7%	19,658	8.9%
Good Sam Club	17,275	0.7%	17,193	0.7%	82	0.5%
Subtotal	736,667	28.0%	656,134	25.8%	80,533	12.3%
Total gross profit	791,301	30.0%	708,317	27.9%	82,984	11.7%

Operating expenses:
Selling, general and administrative expenses	539,247	20.5%	571,431	22.5%	32,184	5.6%
Depreciation and amortization	26,645	1.0%	27,540	1.1%	895	3.2%
Long-lived asset impairment	6,569	0.2%	—	—	(6,569)	(100.0%)
Lease termination	1,452	0.1%	—	—	(1,452)	(100.0%)
Loss on disposal of assets	783	0.0%	2,160	0.1%	1,377	63.8%
Total operating expenses	574,696	21.8%	601,131	23.7%	26,435	4.4%
Income from operations	216,605	8.2%	107,186	4.2%	(109,419)	(102.1%)
Other income (expense):
Floor plan interest expense	(13,702)	(0.5%)	(22,879)	(0.9%)	9,177	40.1%
Other interest expense, net	(29,205)	(1.1%)	(35,854)	(1.4%)	6,649	18.5%
Tax Receivable Agreement liability adjustment	—	—	8,477	0.3%	(8,477)	(100.0%)
Total other income (expense)	(42,907)	(1.6%)	(50,256)	(2.0%)	7,349	14.6%
Income before income taxes	173,698	6.6%	56,930	2.2%	116,768	205.1%
Income tax expense	(24,605)	(0.9%)	(31,114)	(1.2%)	6,509	20.9%
Net income	149,093	5.7%	25,816	1.0%	123,277	477.5%
Less: net income attributable to non-controlling interests	(99,176)	(3.8%)	(27,194)	(1.1%)	(71,982)	(264.7%)
Net income attributable to Camping World Holdings, Inc.	$49,917	1.9%	$(1,378)	(0.1%)	$51,295	3,722.4%

Supplemental Data

	Six Months Ended June 30,		Increase		Percent
	2020	2019	(decrease)		Change
Unit sales
New vehicles	41,376	37,922	3,454		9.1%
Used vehicles	20,300	18,986	1,314		6.9%
Total	61,676	56,908	4,768		8.4%

Average selling price
New vehicles	$33,727	$34,504	$(777)		(2.3%)
Used vehicles	$23,723	$22,425	$1,298		5.8%

Same store unit sales
New vehicles	37,382	35,681	1,701		4.8%
Used vehicles	18,521	18,303	218		1.2%
Total	55,903	53,984	1,919		3.6%

Same store revenue ($ in 000's)
New vehicles	$1,269,206	$1,245,892	$23,314		1.9%
Used vehicles	447,863	414,978	32,885		7.9%
Products, service and other	263,955	261,088	2,867		1.1%
Finance and insurance	220,224	211,166	9,058		4.3%
Total	$2,201,248	$2,133,124	$68,124		3.2%

Average gross profit per unit
New vehicles	$5,232	$4,325	$907		21.0%
Used vehicles	$5,367	$4,752	$615		12.9%
Finance and insurance, net per vehicle unit	$3,888	$3,868	$20		0.5%
Total vehicle front-end yield(1)	$9,164	$8,335	$829		9.9%

Gross margin
Good Sam Services and Plans	59.6%	56.9%	263	bps
New vehicles	15.5%	12.5%	298	bps
Used vehicles	22.6%	21.2%	143	bps
Products, service and other	38.2%	35.1%	311	bps
Finance and insurance, net	100.0%	100.0%	unch.	bps
Good Sam Club	79.8%	72.1%	764	bps
Subtotal RV and Outdoor Retail	29.0%	26.8%	217	bps
Total gross margin	30.0%	27.9%	215	bps

Inventories ($ in 000's)
New vehicles	$711,164	$1,000,977	$(289,813)		(29.0%)
Used vehicles	126,687	121,744	4,943		4.1%
Products, parts, accessories and misc.	214,357	424,756	(210,399)		(49.5%)
Total RV and Outdoor Retail inventories	$1,052,208	$1,547,477	$(495,269)		(32.0%)

Vehicle inventory per location ($ in 000's)
New vehicle inventory per dealer location	$4,679	$6,629	$(1,950)		(29.4%)
Used vehicle inventory per dealer location	$833	$806	$27		3.4%

Vehicle inventory turnover(2)
New vehicle inventory turnover	2.3	2.1	0.2		9.6%
Used vehicle inventory turnover	4.7	5.0	(0.3)		(5.2%)

Retail locations
RV dealerships	152	151	1		0.7%
RV service & retail centers	10	14	(4)		(28.6%)
Subtotal	162	165	(3)		(1.8%)
Other retail stores	2	62	(60)		(96.8%)
Total	164	227	(63)		(27.8%)

Other data
Active Customers(3)	5,220,367	5,251,874	(31,507)		(0.6%)
Good Sam Club members	2,067,253	2,177,743	(110,490)		(5.1%)
Finance and insurance gross profit as a % of total vehicle revenue	12.8%	12.7%	8	bps	n/a
Same store locations	143	n/a	n/a		n/a

(1)	Front end yield is calculated as gross profit from new vehicles, used vehicles and finance and insurance (net), divided by combined new and used retail units sold.
(2)	Inventory turnover calculated as vehicle costs applicable to revenue divided by the average of beginning and ending vehicle inventory.
(3)	An Active Customer is a customer who has transacted with us in any of the eight most recently completed fiscal quarters prior to the date of measurement.

Total revenue was $2.6 billion for the six months ended June 30, 2020, an increase of $94.9 million, or 3.7%, from $2.5 billion for the six months ended June 30, 2019. The increase in total revenue was driven by a $94.8 million, or 3.9%, increase in RV and Outdoor Retail revenue and a $0.1 million, or 0.1%, increase in Good Sam Services and Plans revenue.

Total gross profit was $791.3 million for the six months ended June 30, 2020, an increase of $83.0 million, or 11.7%, from $708.3 million for the six months ended June 30, 2019. The increase in total gross profit was driven by an $80.5 million, or 12.3%, increase in RV and Outdoor Retail gross profit and a $2.5 million, or 4.7%, increase in Good Sam Services and Plans gross profit.

Income from operations was $216.6 million for the six months ended June 30, 2020, an increase of $109.4 million, or 102.1%, from $107.2 million for the six months ended June 30, 2019. The increase in income from operations was primarily driven by an $83.0 million increase in gross profit, a $32.2 million decrease in selling, general and administrative expenses, a $1.4 million decrease in loss on disposal of assets, and a $0.9 million decrease in depreciation and amortization, partially offset by a $6.6 million increase in long-lived asset impairment, and a $1.5 million increase in lease termination expense.

Total other expenses were $42.9 million for the six months ended June 30, 2020, a decrease of $7.3 million, or 14.6%, from $50.3 million for the six months ended June 30, 2019. The decrease in other expenses was driven by a $9.2 million decrease in floor plan interest expense and a $6.6 million decrease in other interest expense, partially offset by an $8.5 million favorable adjustment in Tax Receivable Agreement Liability in 2019, which did not reoccur in 2020.

As a result of the above factors, income before income taxes was $173.7 million for the six months ended June 30, 2020 compared to $56.9 million for the six months ended June 30, 2019. Income tax expense was $24.6 million for the six months ended June 30, 2020, a decrease of $6.5 million from $31.1 million for the six months ended June 30, 2019. As a result, net income was $149.1 million for the six months ended June 30, 2020 compared to $25.8 million for the six months ended June 30, 2019.

Good Sam Services and Plans

Good Sam Services and Plans revenue remained essentially flat at $91.7 million in the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. The slight increase was primarily attributable to a $1.1 million increase in the vehicle insurance products primarily due to increased policies in force, and an $0.8 million increase in our roadside assistance programs primarily resulting from upsells to higher priced product offerings, partially offset by a $1.3 million decrease in consumer shows revenue due to eight fewer consumer shows, and a $0.6 million decrease from lower magazine ad sales.

Good Sam Services and Plans gross profit increased 4.7%, or $2.5 million, to $54.6 million in the six months ended June 30, 2020, from $52.2 million in the six months ended June 30, 2019 and gross margin increased to 59.6% from 56.9% in the same respective periods. The increase in gross profit was primarily attributable to $2.1 million from the roadside assistance programs primarily resulting from increased revenue and reduced program costs, $1.3 million from the extended vehicle programs primarily due to increased revenue and reduced marketing costs, and $0.8 million from the vehicle insurance products, partially offset by $0.9 million of increased accrual for program costs, a $0.6 million reduction from reduced consumer shows, and a $0.2 million reduction resulting from reduced magazine ad sales.

RV and Outdoor Retail

New Vehicles

New vehicle revenue increased 6.7%, or $87.0 million, to $1.4 billion in the six months ended June 30, 2020 from $1.3 billion in the six months ended June 30, 2019. The increase was primarily due to a 9.1% increase in vehicle units sold, partially offset by a 2.3% decrease in average selling price per vehicle, resulting from a shift towards lower priced towable units. On a same store basis, new vehicle revenue increased 1.9% to $1.3 billion in the six months ended June 30, 2020 from $1.2 billion in the six months ended June 30, 2019.

New vehicle gross profit increased 32.0%, or $52.5 million, to $216.5 million in the six months ended June 30, 2020 from $164.0 million in the six months ended June 30, 2019. The increase was primarily due to a 21.0% increase in average gross profit per vehicle sold and by a 9.1% increase in vehicle units sold. Gross margin increased to 15.5% in the six months ended June 30, 2020 from 12.5% in the six months ended June 30, 2019. The increase was primarily due to a sales mix shift towards higher margined towable units, and to higher average motorized gross margins resulting from lower motorized inventory levels that have been better aligned with demand.

Used Vehicles

Used vehicle revenue increased 13.1%, or $55.8 million, to $481.6 million in the six months ended June 30, 2020 from $425.8 million in the six months ended June 30, 2019. The increase was primarily due to a 6.9% increase in vehicle units sold, and a 5.8% increase in average selling price per vehicle sold. On a same store basis, used vehicle revenue increased 7.9% to $447.9 million in the six months ended June 30, 2020 from $415.0 million in the six months ended June 30, 2019.

Used vehicle gross profit increased 20.8%, or $18.7 million, to $109.0 million in the six months ended June 30, 2020 from $90.2 million in the six months ended June 30, 2019. The increase was primarily from a 6.9% increase in vehicle units sold and a 12.9% increase in average gross profit per vehicle. Used vehicle gross margin increased to 22.6% in the six months ended June 30, 2020 from 21.2% in the six months ended June 30, 2019. The increase was driven by nearly all product types as a result of strength in the used market across nearly all product types.

Products, service and other

Products, service and other revenue decreased 14.0%, or $65.5 million, to $403.8 million in the six months ended June 30, 2020, from $469.3 million in the six months ended June 30, 2019. The decrease was primarily attributable to store closures related to the 2019 Strategic Shift. On a same store basis, products, service and other revenue increased 1.1% to $264.0 million for the six months ended June 30, 2020 from $261.1 million in the six months ended June 30, 2019.

Products, service and other gross profit decreased 6.3%, or $10.4 million, to $154.2 million in the six months ended June 30, 2020 from $164.6 million in the six months ended June 30, 2019. The decrease was primarily due to store closures related to the 2019 Strategic Shift. Products, service and other gross margin increased to 38.2% in the six months ended June 30, 2020 from 35.1% in the six months ended June 30, 2019. The increase was primarily due to a sales mix shift towards higher margin legacy RV products.

Finance and Insurance, net

Finance and insurance revenue and gross profit is recorded net, since the Company is acting as an agent in the transaction, and commission is recognized when a finance and insurance product contract payment has been received or financing has been arranged. Finance and insurance, net revenue and gross profit each increased 8.9%, or $19.7 million, to $239.8 million in the six months ended June 30, 2020 from $220.1 million in the six months ended June 30, 2019. Finance and insurance, net revenue as a percentage of new and used vehicles financed increased to 12.8% for the six months ended June 30, 2020 from 12.7% for the six months ended June 30, 2019. On a same store basis, finance and insurance, net revenue and gross profit increased 4.3%, or $9.1 million, to $220.2 million versus the six months ended June 30, 2019.

Good Sam Club

Good Sam Club revenue decreased 9.1%, or $2.2 million, to $21.7 million in the six months ended June 30, 2020 from $23.8 million in the six months ended June 30, 2019. The decrease resulted from reduced membership fees and royalty fees from the credit card related to fewer retail locations that resulted from store closures related to the 2019 Strategic Shift.

Good Sam Club gross profit increased 0.5%, or $0.1 million, to $17.3 million in the six months ended June 30, 2020 from $17.2 million in the six months ended June 30, 2019. The increase was primarily due to reduced marketing expenses for the Good Sam membership related to fewer retail locations as a result of store closures related to the 2019 Strategic Shift. Gross margin increased to 79.8% in the six months ended June 30, 2020 from 72.1% in the six months ended June 30, 2019 primarily due to reduced club marketing expenses.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased 5.6%, or $32.2 million, to $539.2 million in the six months ended June 30, 2020 from $571.4 million in the six months ended June 30, 2019. The $32.2 million decrease was primarily due to a decrease of $16.8 million in selling expense, $4.3 million in wage-related expenses, $2.7 million of personal and real property expense, $6.1 million of other store and corporate overhead expenses, and $2.3 million of service and professional fees. Selling, general and administrative expenses as a percentage of total gross profit decreased to 68.1% in the six months ended June 30, 2020, from 80.7% in the six months ended June 30, 2019.

Depreciation and amortization

Depreciation and amortization decreased 3.2%, or $0.9 million, to $26.6 million in the six months ended June 30, 2020 from $27.5 million in the six months ended June 30, 2019 due to a reduction in capital expenditures and the asset impairment related to the 2019 Strategic Shift.

Long-lived asset impairment

As discussed in Note 4 – Restructuring and Long-lived Asset Impairment to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q, we recognized $6.6 million of long-lived asset impairments during the six months ended June 30, 2020, of which $6.5 million related to the 2019 Strategic Shift discussed above.

Lease termination

Lease termination expense of $1.5 million in the six months ended June 30, 2020 related primarily to the 2019 Strategic Shift discussed above.

Floor plan interest expense

Floor plan interest expense decreased 40.1%, or $9.2 million, to $13.7 million in the six months ended June 30, 2020 from $22.9 million in the six months ended June 30, 2019. The decrease was primarily due to a 154 basis point decrease in the average floor plan borrowing rate, and a 12.1% decrease in average floor plan borrowings driven by lower average inventory levels.

Other interest expense, net

Other interest expense decreased 18.5%, or $6.6 million, to $29.2 million in the six months ended June 30, 2020 from $35.9 million in the six months ended June 30, 2019. The decrease was primarily due to a 107 basis point decrease in the average interest rate.

Income tax expense

Income tax expense decreased $6.5 million to $24.6 million in the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The decrease was primarily due to the transfer of assets to CW that was recorded in the prior year as discussed in Note 12 – Income Taxes to our consolidated financial statements included in Part I, Item 1 of this Form 10-Q, offset by higher income incurred at CWGS, LLC for which the Company is subject to U.S. federal and state taxes on its allocable share, partially offset by operating losses recorded by CW for which no tax benefit can be recognized.

Net income

Net income increased 477.5%, or $123.3 million, to a net income of $149.1 million for the six months ended June 30, 2020 from a net income of $25.8 million in the six months ended June 30, 2019 primarily due to the items mentioned above.

Segment results

The following tables sets forth a reconciliation of total segment income to consolidated income before income taxes for each of our segments for the periods presented:

	Six Months Ended
	June 30, 2020		June 30, 2019		Favorable/
		Percent of		Percent of	(Unfavorable)
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%
Revenue:
Good Sam Services and Plans	$93,384	3.5%	$93,289	3.7%	$95	0.1%
RV and Outdoor Retail	2,552,394	96.9%	2,469,862	97.3%	82,532	3.3%
Elimination of intersegment revenue	(11,760)	(0.4%)	(24,035)	(0.9%)	12,275	51.1%
Total consolidated revenue	2,634,018	100.0%	2,539,116	100.0%	94,902	3.7%
Segment income:(1)
Good Sam Services and Plans	45,931	1.7%	43,622	1.7%	2,309	5.3%
RV and Outdoor Retail	188,511	7.2%	75,312	3.0%	113,199	150.3%
Total segment income	234,442	8.9%	118,934	4.7%	115,508	97.1%
Corporate & other	(4,894)	(0.2%)	(7,087)	(0.3%)	2,193	30.9%
Depreciation and amortization	(26,645)	(1.0%)	(27,540)	(1.1%)	895	3.2%
Tax Receivable Agreement liability adjustment	—	—	8,477	0.3%	(8,477)	(100.0%)
Other interest expense, net	(29,205)	(1.1%)	(35,854)	(1.4%)	6,649	18.5%
Income before income taxes	$173,698	6.6%	$56,930	2.2%	$116,768	205.1%

Same store revenue- RV and Outdoor Retail(2)	$2,201,248		$2,133,124		$68,124	3.2%

(1)	Segment income represents income for each of our reportable segments and is defined as income from operations before depreciation and amortization, plus floor plan interest expense.
(2)	Same store revenue definition not applicable to the Good Sam Services and Plans segment.

Good Sam Services and Plans

Good Sam Services and Plans segment revenue increased 0.1%, or $0.1 million, to $93.4 million in the six months ended June 30, 2020, from $93.3 million in the six months ended June 30, 2019. The increase was primarily attributable to a $1.1 million in the vehicle insurance products primarily due to increased policies in force and an $0.8 million increase in our roadside assistance programs primarily resulting from upsells to higher priced product offerings, partially offset by a $1.2 million decrease in consumer shows revenue due to eight fewer consumer shows, and a $0.6 million decrease from other services and plans.

Good Sam Services and Plans segment income increased 5.3%, or $2.3 million, to $45.9 million in the six months ended June 30, 2020, from $43.6 million in the six months ended June 30, 2019. The increase was primarily attributable to increased segment gross profit of $2.5 million consisting mostly of a $2.1 million increase from the roadside assistance programs, a $1.3 million increase from the extended vehicle programs, and an $0.8 million increase from the vehicle insurance products, partially offset by $0.9 million of increased accrual for program costs, a $0.6 million reduction from reduced consumer shows, and a $0.2 million decrease from other services and plans, in addition to a $0.2 million increase in selling, general and administrative expenses. Good Sam Services and Plans segment margin increased 248 basis points to 50.1% in the six months ended June 30, 2020 from 47.6% in the six months ended June 30, 2019.

RV and Outdoor Retail

RV and Outdoor Retail segment revenue increased 3.3%, or $82.5 million, to $2.6 billion in the six months ended June 30, 2020 from $2.5 billion in the six months ended June 30, 2019. The increase was primarily driven by an $87.2 million, or 6.6%, increase in new vehicle revenue, a $55.8 million, or 13.1%, increase in used vehicle revenue, and an $18.9 million, or 8.4%, increase in finance and insurance revenue, partially offset by a $77.2 million, or 16.0%, decrease in products, service and other revenue primarily due to the 2019 Strategic Shift, and a $2.2 million, or 9.1%, decrease in Good Sam Club revenue.

RV and Outdoor Retail segment income increased 150.3%, or $113.2 million, to a segment income of $188.5 million in the six months ended June 30, 2020 from a segment income of $75.3 million in the six months ended June 30, 2019. The increase was primarily related to increased segment gross profit of $80.6 million primarily due to the volume increase of vehicles sold, reduced selling, general and administrative expenses of $30.1 million, reduced floor plan interest expense of $9.2 million, and $1.4 million of reduced loss on asset disposal, partially offset by $6.6 million of long-lived asset impairment, and $1.5 million of lease termination losses. RV and Outdoor Retail segment margin increased 434 basis points to 7.4%

Corporate and other expenses

Corporate and other expenses decreased 30.9%, or $2.2 million, to $4.9 million in the six months ended June 30, 2020 from $7.1 million in the six months ended June 30, 2019 primarily from reduced professional fees.

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

EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin

We define “EBITDA” as net income before other interest expense, net (excluding floor plan interest expense), provision for income tax expense and depreciation and amortization. We define “Adjusted EBITDA” as EBITDA further adjusted for the impact of certain non-cash and other items that we do not consider in our evaluation of ongoing operating performance. These items include, among other things, long-lived asset impairment, lease termination loss, loss on disposal of assets, equity-based compensation, Tax Receivable Agreement liability adjustment, restructuring costs related to the 2019 Strategic Shift, and other unusual or one-

time items. We define “Adjusted EBITDA Margin” as Adjusted EBITDA as a percentage of total revenue. We caution investors that amounts presented in accordance with our definitions of EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin may not be comparable to similar measures disclosed by our competitors, because not all companies and analysts calculate EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin in the same manner. We present EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin because we consider them to be important supplemental measures of our performance and believe they are frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. Management believes that investors’ understanding of our performance is enhanced by including these Non-GAAP Financial Measures as a reasonable basis for comparing our ongoing results of operations.

The following table reconciles EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin to the most directly comparable GAAP financial performance measures, which are net income and net income margin, respectively:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
($ in thousands)	2020	2019	2020	2019
EBITDA:
Net income	$163,222	$52,623	$149,093	$25,816
Other interest expense, net	14,547	18,211	29,205	35,854
Depreciation and amortization	12,567	13,946	26,645	27,540
Income tax expense	20,473	8,201	24,605	31,114
Subtotal EBITDA	210,809	92,981	229,548	120,324
Long-lived asset impairment (a)	—	—	6,569	—
Lease termination (b)	868	—	1,452	—
Loss on disposal of assets, net (c)	272	2,374	783	2,160
Equity-based compensation (d)	4,182	3,863	7,494	6,579
Tax Receivable Agreement liability adjustment (e)	—	—	—	(8,477)
Restructuring costs (f)	4,591	—	10,873	—
Adjusted EBITDA	$220,722	$99,218	$256,719	$120,586

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(as percentage of total revenue)	2020	2019	2020	2019
EBITDA margin:
Net income margin	10.2%	3.6%	5.7%	1.0%
Other interest expense, net	0.9%	1.2%	1.1%	1.4%
Depreciation and amortization	0.8%	0.9%	1.0%	1.1%
Income tax expense	1.3%	0.6%	0.9%	1.2%
Subtotal EBITDA margin	13.1%	6.3%	8.7%	4.7%
Long-lived asset impairment (a)	—	—	0.2%	—
Lease termination (b)	0.1%	—	0.1%	—
Loss on disposal of assets, net (c)	0.0%	0.2%	0.0%	0.1%
Equity-based compensation (d)	0.3%	0.3%	0.3%	0.3%
Tax Receivable Agreement liability adjustment (e)	—	—	—	(0.3%)
Restructuring costs (f)	0.3%	—	0.4%	—
Adjusted EBITDA margin	13.7%	6.7%	9.7%	4.7%

(a)	Represents long-lived asset impairment charges related to the RV and Outdoor Retail segment, which primarily relate to locations affected by the 2019 Strategic Shift. See Note 4 – Restructuring and Long-lived Asset Impairment to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional information.
(b)	Represents the loss on the termination of operating leases relating primarily to the 2019 Strategic Shift, net of lease termination fees. See Note 4– Restructuring and Long-lived Asset Impairment to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional information.
(c)	Represents an adjustment to eliminate the losses and gains on disposal and sales of various assets.
(d)	Represents non-cash equity-based compensation expense relating to employees, directors, and consultants of the Company.
(e)	Represents an adjustment to eliminate the loss on remeasurement of the Tax Receivable Agreement primarily due to changes in our effective income tax rate and the transfer of certain assets from GSS to CW. See Note 12 — Income Taxes to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
(f)	Represents restructuring costs relating to our 2019 Strategic Shift. These restructuring costs include one-time employee termination benefits, incremental inventory reserve charges, and other associated costs. These costs do not include lease termination costs, which are presented separately above. See Note 4 – Restructuring and Long-lived Asset Impairment to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional information.

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

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(In thousands except per share amounts)	2020	2019	2020	2019
Numerator:
Net income (loss) attributable to Camping World Holdings, Inc.	$58,077	$18,017	$49,917	$(1,378)
Adjustments related to basic calculation:
Long-lived asset impairment (a):
Gross adjustment	—	—	6,569	—
Income tax expense for above adjustment (b)	—	—	(13)	—
Lease termination (c):
Gross adjustment	868	—	1,452	—
Income tax expense for above adjustment (b)	(23)	—	(23)	—
Loss on disposal of assets and other expense, net (d):
Gross adjustment	272	2,374	783	2,160
Income tax (expense) benefit for above adjustment (b)	(2)	(3)	(3)	6
Equity-based compensation (e):
Gross adjustment	4,182	3,863	7,494	6,579
Income tax expense for above adjustment (b)	(383)	(348)	(685)	(569)
Tax Receivable Agreement liability adjustment (f):
Gross adjustment	—	—	—	(8,477)
Income tax benefit for above adjustment (b)	—	—	—	2,143
Restructuring costs (g):
Gross adjustment	4,591	—	10,873	—
Income tax expense for above adjustment (b)	(23)	—	(58)	—
Adjustment to net income (loss) attributable to non-controlling interests resulting from the above adjustments (h)	(5,733)	(3,624)	(15,727)	(5,077)
Adjusted net income (loss) attributable to Camping World Holdings, Inc. – basic	61,826	20,279	60,579	(4,613)
Adjustments related to diluted calculation:
Reallocation of net income attributable to non-controlling interests from the dilutive effect of stock options and restricted stock units (i)	—	7	550	—
Income tax on reallocation of net income attributable to non-controlling interests from the dilutive effect of stock options and restricted stock units (j)	—	(2)	(145)	—
Reallocation of net income attributable to non-controlling interests from the dilutive exchange of common units in CWGS, LLC (i)	110,878	—	—	—
Income tax on reallocation of net income attributable to non-controlling interests from the dilutive exchange of common units in CWGS, LLC (j)	(26,132)	—	—	—
Assumed income tax expense of combining C-corporations with full valuation allowances with the income of other consolidated entities after the dilutive exchange of common units in CWGS, LLC (k)	(1,708)	—	—	—
Adjusted net income (loss) attributable to Camping World Holdings, Inc. – basic and diluted	$144,864	$20,284	$60,984	$(4,613)
Denominator:
Weighted-average Class A common shares outstanding – basic	37,635	37,239	37,585	37,217
Adjustments related to diluted calculation:
Dilutive exchange of common units in CWGS, LLC for shares of Class A common stock (l)	51,620	—	—	—
Dilutive restricted stock units (l)	434	17	359	—
Adjusted weighted average Class A common shares outstanding – diluted	89,689	37,256	37,944	37,217

Adjusted earnings (loss) per share - basic	$1.64	$0.54	$1.61	$(0.12)
Adjusted earnings (loss) per share - diluted	$1.62	$0.54	$1.61	$(0.12)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(In thousands except per share amounts)	2020	2019	2020	2019
Anti-dilutive amounts (m):
Numerator:
Reallocation of net income attributable to non-controlling interests from the anti-dilutive exchange of common units in CWGS, LLC (i)	$—	$38,223	$114,353	$32,271
Income tax on reallocation of net income attributable to non-controlling interests from the anti-dilutive exchange of common units in CWGS, LLC (j)	$—	$(12,524)	$(31,720)	$(17,089)
Assumed income tax benefit of combining C-corporations with full valuation allowances with the income of other consolidated entities after the anti-dilutive exchange of common units in CWGS, LLC (k)	$—	$5,457	$6,435	$16,024
Denominator:
Anti-dilutive exchange of common units in CWGS, LLC for shares of Class A common stock (l)	—	51,669	51,634	51,671
Anti-dilutive restricted stock units (l)	—	—	—	12

(a)	Represents long-lived asset impairment charges related to the RV and Outdoor Retail segment, which primarily relate to locations affected by the 2019 Strategic Shift. See Note 4 – Restructuring and Long-lived Asset Impairment to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional information.
(b)	Represents the current and deferred income tax expense or benefit effect of the above adjustments, many of which are related to entities with full valuation allowances for which no tax benefit can be currently recognized. This assumption uses an effective tax rate of 25.0% and 25.3% for the adjustments for the 2020 and 2019 periods, respectively, which represents the estimated tax rate that would apply had the above adjustments been included in the determination of our non-GAAP metric.
(c)	Represents the termination of operating leases relating primarily to the 2019 Strategic Shift, net of lease termination costs. See Note 4 – Restructuring and Long-lived Asset Impairment to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional information.
(d)	Represents an adjustment to eliminate the gains and losses on sales of various assets, and losses on the disposal or sale of real estate at closed RV and Outdoor Retail locations.
(e)	Represents non-cash equity-based compensation expense relating to employees, directors, and consultants of the Company.
(f)	Represents an adjustment to eliminate the loss on remeasurement of the Tax Receivable Agreement primarily due to changes in our effective income tax rate and the transfer of certain assets from GSS to CW. See Note 12 — Income Taxes to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
(g)	Represents restructuring costs relating to our 2019 Strategic Shift. These restructuring costs include one-time employee termination benefits, incremental inventory reserve charges, and other associated costs. These costs do not include lease termination costs, which are presented separately above. See Note 4 – Restructuring and Long-lived Asset Impairment to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional information.
(h)	Represents the adjustment to net income attributable to non-controlling interests resulting from the above adjustments that impact the net income of CWGS, LLC. This adjustment uses the non-controlling interest’s weighted average ownership of CWGS, LLC of 57.8% and 58.1% for the three months ended June 30, 2020 and 2019, respectively, and 57.9% and 58.1% for the six months ended June 30, 2020, respectively.
(i)	Represents the reallocation of net income attributable to non-controlling interests from the impact of the assumed change in ownership of CWGS, LLC from stock options, restricted stock units, and/or common units of CWGS, LLC.
(j)	Represents the income tax expense effect of the above adjustment for reallocation of net income attributable to non-controlling interests. This assumption uses an effective tax rate of 25.0% and 25.3% for the adjustments for the 2020 and 2019 periods, respectively.
(k)	Represents adjustments to reflect the income tax benefit of losses of consolidated C-corporations that under the Company’s current equity structure cannot be used against the income of other consolidated subsidiaries of CWGS, LLC. Subsequent to the exchange of all common units in CWGS, LLC, the Company believes certain actions could be taken such that the C-corporations’ losses could offset income of other consolidated subsidiaries. The adjustment reflects the income tax benefit assuming effective tax rate of 25.0% and 25.3% during the 2020 and 2019 periods, respectively, for the losses experienced by the consolidated C-corporations for which valuation allowances have been recorded. No assumed release of valuation allowance established for previous periods are included in these amounts.
(l)	Represents the impact to the denominator for stock options, restricted stock units, and/or common units of CWGS, LLC.
(m)	The below amounts have not been considered in our adjusted earnings per share – diluted amounts as the effect of these items are anti-dilutive.

Uses and Limitations of Non-GAAP Financial Measures

Management and our board of directors use the Non-GAAP Financial Measures:

●	as a measurement of operating performance because they assist us in comparing the operating performance of our business on a consistent basis, as they remove the impact of items not directly resulting from our core operations;
●	for planning purposes, including the preparation of our internal annual operating budget and financial projections;
●	to evaluate the performance and effectiveness of our operational strategies; and
●	to evaluate our capacity to fund capital expenditures and expand our business.

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

As a public company, our additional liquidity needs include public company costs, payment of regular and special cash dividends, any exercise of the redemption right by the Continuing Equity Owners from time to time (should we elect to exchange common units for a cash payment), payments under the Tax Receivable Agreement, and state and federal taxes to the extent not reduced as a result of the Tax Receivable Agreement. The Continuing Equity Owners may exercise such redemption right for as long as their common units remain outstanding. Although the actual timing and amount of any payments that may be made under the Tax Receivable Agreement will vary, we expect that the payments that we will be required to make to the Continuing Equity Owners, Former Profits Unit Holders and Crestview Partners II GP, L.P. will be significant. Any payments made by us to Continuing Equity Owners, Former Profit Unit Holders and Crestview Partners II GP, L.P. under the Tax Receivable Agreement will generally reduce the amount of overall cash flow that might have otherwise been available to us or to CWGS, LLC and, to the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, the unpaid amounts generally will be deferred and will accrue interest until paid by us; provided, however, that nonpayment for a specified period may constitute a material breach of a material obligation under the Tax Receivable Agreement and therefore may accelerate payments due under the Tax Receivable Agreement. For a discussion of the Tax Receivable Agreement, see Note 12 — Income Taxes to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

CWGS, LLC intends to make a regular quarterly cash distribution to its common unit holders, including us, and we intend to use all of the proceeds from such distribution on our common units to pay a regular quarterly cash dividend on our Class A common stock, subject to our discretion as the sole managing member of CWGS, LLC and the discretion of our board of directors. On July 20, 2020, our board of directors approved the increase of the quarterly dividend to $0.09 per share of Class A common stock from $0.08 per share. During each of the three months ended December 31, 2019, March 31, 2020 and June 30, 2020, we paid a regular quarterly cash dividend of $0.08 per share of our Class A common stock. CWGS, LLC is required to make cash distributions in accordance with the CWGS LLC Agreement in an amount sufficient for us to pay any expenses incurred by us in connection with the regular quarterly cash dividend, along with any of our other operating expenses and other obligations. In addition, we currently intend to pay a special cash dividend of all or a portion of the Excess Tax Distribution (as defined under “Dividend Policy” included in Part II, Item 5 of our Annual Report) to the holders of our Class A common stock from time to time subject to the discretion of our board of directors as described under “Dividend Policy” in our Annual Report. During each of the three months ended March 31 and June 30, 2020, we paid a special cash dividend of $0.0732 per share of our Class A common stock. Additionally, on July 20, 2020, our board of directors increased the quarterly special cash dividend to $0.08 per share of Class A common stock from $0.0732 per share. Our dividend policy has certain risks and limitations, particularly with respect to liquidity, and we may not pay dividends according to our policy, or at all.

During the six months ended June 30, 2020, we incurred long-lived asset impairment charges of $6.6 million, including $6.5 million in connection with the 2019 Strategic Shift. We expect that none of the foregoing charges will result in future cash expenditures. Additionally, in connection with the 2019 Strategic Shift, we have incurred or expect to incur costs relating to one-time employee termination benefits of $1.2 million, lease termination costs of between $15.0 million and $20.0 million, incremental inventory reserve charges of $42.4 million, and other associated costs of $20.0 million to $25.0 million. We expect that approximately $5.6 million to $10.6 million of other associated costs, and $8.0 million to $13.0 million of lease termination costs, will result in future cash expenditures. For a discussion of the 2019 Strategic Shift, see Note 4 — Restructuring and Long-

lived Asset Impairment to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

There is significant uncertainty surrounding the impact of the COVID-19 pandemic on our results of operations and cash flows. As a result, we initially took proactive steps to increase cash available on-hand, including, but not limited to, reducing cash expenditures, including wage reductions through a combination of temporary salary reductions, layoffs, and furloughs; negotiating payment deferrals with lessors; reducing marketing and promotional expenses; and delaying strategic capital expenditures. We had negotiated lease payment deferrals with numerous landlords amounting to approximately $14.0 million from 2020 into 2021. As demand for our products accelerated and our cash position improved, we repaid these deferred lease payment amounts in full prior to June 30, 2020 and most of the temporary salary reductions ended in May 2020. Additionally, as a result of our improved cash position, we made voluntary principal payments in June 2020 of $9.6 million on our Term Loan Facility and $20.0 million on our Revolving Credit Facility. Due to accelerated industry demand, we saw a substantial increase in contracts in transit volume during the three months ended June 30, 2020. For the three months ended June 30, 2020, we saw a substantial increase in our contracts in transit volume. The increase was driven by accelerated industry demand for new and used RVs and longer contract funding periods. The longer contract funding periods are being driven by the closure of many Department of Motor Vehicles (“DMV”) state facilities, lenders implementing additional employment verification procedures, and a general process slowdown that has resulted from many people working from home. The longer contract funding period has led to an increased backlog in contract funding, which impacts the timing of cash receipts for the sale of RVs and related finance and insurance revenues.

Notwithstanding our obligations under the Tax Receivable Agreement, we believe that our sources of liquidity and capital, including cash provided by operating activities and potentially incurring additional borrowings under our Floor Plan Facility, and borrowings under our Revolving Credit Facility will be sufficient to finance our continued operations, growth strategy, including the opening of any additional RV and outdoor retail locations, regular quarterly cash dividends (as described above) and additional expenses we expect to incur for at least the next twelve months. However, we cannot assure you that our cash provided by operating activities, cash and cash equivalents or cash available under our Revolving Credit Facility or our Floor Plan Facility, including the potential additional borrowings noted above, will be sufficient to meet our future needs. If we are unable to generate sufficient cash flows from operations in the future, including as a result of the impact of the COVID-19 pandemic on our business and if availability under our Revolving Credit Facility or our Floor Plan Facility is not sufficient, we may have to obtain additional financing. If we obtain additional capital by issuing equity, the interests of our existing stockholders will be diluted. If we incur additional indebtedness, that indebtedness may impose significant financial and other covenants that may significantly restrict our operations. We cannot assure you that we could obtain refinancing or additional financing on favorable terms or at all, including the expected additional borrowings noted above and particularly in light of the economic uncertainty due to the COVID-19 pandemic. See “Risk Factors — Risks Related to our Business — Our ability to operate and expand our business and to respond to changing business and economic conditions will depend on the availability of adequate capital” included in Part I, Item 1A of our Annual Report.

As of June 30, 2020 and December 31, 2019, we had working capital of $474.7 million and $394.7 million, respectively, including $227.9 million and $147.5 million, respectively, of cash and cash equivalents. Our working capital reflects the cash provided by deferred revenue and gains reported under current liabilities of $84.3 million and $87.1 million as of June 30, 2020 and December 31, 2019, respectively, which reduces working capital. Deferred revenue primarily consists of cash collected for club memberships in advance of services to be provided, which is deferred and recognized as revenue over the life of the membership. We use net proceeds from this deferred membership revenue to lower our long-term borrowings and finance our working capital needs. Our Floor Plan Facility includes a flooring line aggregate interest reduction (“FLAIR”) offset account that allows us to transfer cash as an offset to the payable under the Floor Plan Facility. Of the $216.9 million in the FLAIR offset account at June 30, 2020, we could have withdrawn $180.9 million of cash from the FLAIR offset account and remained in compliance with the financial covenants of the Floor Plan Facility.

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

Cash Flow

The following table shows summary cash flows information for the six months ended June 30, 2020 and 2019:

	Six Months Ended
	June 30,
(In thousands)	2020	2019
Net cash provided by operating activities	$515,913	$100,179
Net cash used in investing activities	(13,319)	(80,522)
Net cash used in financing activities	(422,213)	(56,954)
Net increase (decrease) in cash and cash equivalents	$80,381	$(37,297)

Operating activities. Our cash flows from operating activities are primarily collections from contracts in transit and customers following the sale of new and used vehicles, as well as from the sale of retail products and services and Good Sam services and plans. Contracts in transit represent amounts due from third-party lenders from whom pre-arranged agreements have been determined, and to whom the retail installment sales contracts have been assigned. Our primary uses of cash from operating activities, are repayments of vehicle floor plan payables, payments to retail product suppliers, personnel-related expenditures, payments related to leased property, advertising, and various services and program costs.

Net cash provided by operating activities was $515.9 million in the six months ended June 30, 2020, an increase of $415.7 million from $100.2 million of net cash provided in operating activities in the six months ended June 30, 2019. The increase was primarily due to $280.7 million of reduced inventory purchases, a $123.3 million increase in net income, $59.2 million of increased accounts payable and other accrued expenses, and $2.4 million of other increases, partially offset by $49.9 million of reduced receivables and contracts in transit.

Investing activities. Our investment in business activities primarily consists of expanding our operations through organic growth and the acquisition of retail locations. Substantially all of our new retail locations and capital expenditures have been financed using cash provided by operating activities and borrowings under our Senior Secured Credit Facilities.

The table below summarizes our capital expenditures for the six months ended June 30, 2020 and 2019:

	Six Months Ended
	June 30,
(In thousands)	2020	2019
IT hardware and software	$4,607	$4,372
Greenfield and acquired retail locations	2,830	18,103
Existing retail locations	6,176	4,472
Corporate and other	47	901
Total capital expenditures	$13,660	$27,848

Our capital expenditures consist primarily of investing in acquired and greenfield retail and RV dealership locations, existing retail locations, information technology, hardware, and software. There were no material commitments for capital expenditures as of June 30, 2020. Additionally, during the six months ended June 30, 2020, we entered into the non-cash activity of new finance leases for $6.5 million for IT hardware and $23.0 million for real estate.

Net cash used in investing activities was $13.3 million for the six months ended June 30, 2020. The $13.3 million of cash used in investing activities was comprised of approximately $13.7 million of capital expenditures primarily related to retail locations, and a $0.1 million purchase of intangible assets, partially offset by proceeds of $0.5 million from the sale of property and equipment.

Net cash used in investing activities was $80.5 million for the six months ended June 30, 2019. The $80.5 million of cash used in investing activities was comprised of $38.6 million for the acquisition of RV dealerships, $27.8 million of capital expenditures related to retail locations, and $25.1 million for the purchase of real property, partially offset by proceeds of $10.1 million from the sale of real property and $0.9 million of proceeds from the sale of property and equipment. See Note 11 – Acquisitions to our condensed consolidated financial statements included in Part 1, Item 1 of this Form 10-Q.

Financing activities.  Our financing activities primarily consist of proceeds from the issuance of debt and the repayment of principal and debt issuance costs.

Our net cash used in financing activities was $422.2 million for the six months ended June 30, 2020. The $422.2 million of cash used in financing activities was primarily due to $316.5 million of reduced borrowings under the Floor Plan Facility, $55.4 million of member distributions, $20.0 million of payments on credit facilities, $16.7 million of payments on our long-term debt, $11.5 million of dividends paid on Class A common stock, $1.7 million of finance lease payments, and $0.5 million of payments related to RSU shares withheld for taxes, partially offset by proceeds from exercise of stock options of $0.1 million.

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

Description of Senior Secured Credit Facilities, Floor Plan Facility and Real Estate Facility

As of June 30, 2020 and December 31, 2019, we had outstanding debt in the form of our Senior Secured Credit Facilities, our Floor Plan Facility, and our Real Estate Facility. We may from time to time seek to refinance, retire or exchange our outstanding debt. Such refinancings, repayments or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. For additional information regarding our interest rate risk and interest rate hedging instruments, see “Quantitative and Qualitative Disclosures About Market Risk” in Part I, Item 3 of this Form 10-Q.

Senior Secured Credit Facilities

As of June 30, 2020 and December 31, 2019, CWGS Group, LLC (the “Borrower”), an indirect subsidiary of the Company, was party to a credit agreement (as amended from time to time, the “Credit Agreement”) for a senior secured credit facility (the “Senior Secured Credit Facilities”). The Senior Secured Credit Facilities consist of a term loan facility (the “Term Loan Facility”) and a $35.0 million revolving credit facility (the “Revolving Credit Facility”). The Term Loan Facility requires mandatory principal payments in equal quarterly installments of $3.0 million, which was paid on June 30, 2020. The Revolving Credit Facility matures on November 8, 2021, and the Term Loan Facility matures on November 8, 2023.

The Credit Agreement for our Senior Secured Credit Facilities requires the “Borrower” and its subsidiaries to comply on a quarterly basis with a maximum Total Leverage Ratio (as defined in the Credit Agreement), which covenant is in effect only if, as of the end of each calendar quarter, the aggregate amount of borrowings under the revolving credit facility (including swingline loans), letters of credit and unreimbursed letter of credit disbursements outstanding at such time (minus the lesser of (a) $5.0 million and (b) letters of credit outstanding) is greater than 30% of the aggregate amount of the Revolving Lenders’ Revolving Commitments (minus the lesser of (a) $5.0 million and (b) letters of credit outstanding), as defined in the Credit Agreement. As of June 30, 2020, we were not subject to this covenant as borrowings under the Revolving Credit Facility did not exceed the 30% threshold. At June 30, 2020, we would have met this covenant if we had exceeded the 30% threshold. We were in compliance with all applicable debt covenants at June 30, 2020 and December 31, 2019. On June 30, 2020, the Borrower made a $9.6 million voluntary principal payment on the Term Loan Facility. Additionally, the Borrower is required to prepay the term loan borrowings in an aggregate amount equal to 50% of excess cash flow, as defined in the Credit Agreement, for such fiscal year depending on the Total Leverage Ratio.

The following table details the outstanding amounts and available borrowings under our Senior Secured Credit Facilities as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30,	December 31,
	2020	2019
Senior Secured Credit Facilities:
Term Loan Facility:
Principal amount of borrowings	$1,195,000	$1,195,000
Less: cumulative principal payments	(47,513)	(31,898)
Less: unamortized original issue discount	(3,790)	(4,320)
Less: finance costs	(9,306)	(10,667)
	1,134,391	1,148,115
Less: current portion	(11,991)	(11,991)
Long-term debt, net of current portion	$1,122,400	$1,136,124
Revolving Credit Facility:
Total commitment	$35,000	$35,000
Less: outstanding letters of credit	(5,622)	(4,112)
Less: availability reduction due to Total Leverage Ratio	—	(21,622)
Additional borrowing capacity	$29,378	$9,266

See our Annual Report and Note 6 – Long-term Debt to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for a further discussion of the terms of the Senior Secured Credit Facilities.

Floor Plan Facility

As of June 30, 2020 and December 31, 2019, FreedomRoads, LLC (“FR”), an indirect subsidiary of the Company, maintained floor plan financing through the Seventh Amended and Restated Credit Agreement (“Floor Plan Facility”). On October 8, 2019, FR entered into a Second Amendment to the Seventh Amended and Restated Credit Agreement, (the “Second Amendment’). The applicable borrowing rate margin on LIBOR and base rate loans ranges from 2.05% to 2.50% and 0.55% and 1.00%, respectively, based on the consolidated current ratio at FR. At June 30, 2020, the Floor Plan Facility allowed FR to borrow (a) up to $1.38 billion under a floor plan facility, (b) up to $15.0 million under a letter of credit facility and (c) up to a maximum amount outstanding of $54.0 million under the revolving line of credit, which maximum amount outstanding decreases by $3.0 million on the last day of each fiscal quarter. The maturity date of the Floor Plan Facility is March 15, 2023. On May 12, 2020, FR entered into a Third Amendment to the Seventh Amended and Restated Credit Agreement (“Third Amendment”) that provides FR with a one-time option to request a temporary four-month reduction (“Current Ratio Reduction Period”) of the minimum Consolidated Current Ratio (as defined in the Floor Plan Facility) at any time during 2020 and the first seven days of 2021. During the Current Ratio Reduction Period, the applicable borrowing rate margin on LIBOR and base rate loans ranges from 2.05% to 3.00% and 0.55% and 1.50%, respectively, based on the Consolidated Current Ratio at FR. Effective May 12, 2020 through July 31, 2020, FR is not allowed to draw further Revolving Credit Loans (as defined in the Floor Plan Facility). On June 29, 2020, FR made a voluntary $20.0 million principal payment on the revolving line of credit.

The credit agreement governing the Floor Plan Facility contains certain financial covenants, which we were in compliance with at June 30, 2020 and December 31, 2019 and we have not exercised the option to request the Current Ratio Reduction Period.

The following table details the outstanding amounts and available borrowings under our Floor Plan Facility as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30,	December 31,
	2020	2019
Floor Plan Facility:
Notes payable — floor plan:
Total commitment	$1,379,750	$1,379,750
Less: borrowings, net	(470,871)	(848,027)
Less: flooring line aggregate interest reduction account	(216,850)	(87,016)
Additional borrowing capacity	692,029	444,707
Less: accounts payable for sold inventory	(88,556)	(27,892)
Less: purchase commitments	(31,993)	(8,006)
Unencumbered borrowing capacity	$571,480	$408,809

Revolving line of credit	$54,000	$60,000
Less: borrowings	(20,885)	(40,885)
Less: temporary limitation on borrowing through July 31, 2020	(33,115)	-
Additional borrowing capacity	$-	$19,115

Letters of credit:
Total commitment	$15,000	$15,000
Less: outstanding letters of credit	(11,175)	(11,175)
Additional letters of credit capacity	$3,825	$3,825

See our Annual Report and Note 3 – Inventories and Floor Plan Payable to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for a further discussion of the terms of the Floor Plan Facility.

Real Estate Facility

As of June 30, 2020 and December 31, 2019, Camping World Property, Inc. (the ‘‘Real Estate Borrower’’), an indirect wholly-owned subsidiary of CWGS, LLC, and CIBC Bank USA (“Lender”), was party to a loan and security agreement for a real estate credit facility with an aggregate maximum principal amount of $21.5 million (“Real Estate Facility”).

The Real Estate Facility is subject to certain cross default provisions, a debt service coverage ratio, and other customary covenants which we were in compliance with at June 30, 2020 and December 31, 2019.

The outstanding principal of the Real Estate Facility was $18.7 million and $19.7 million as of June 30, 2020 and December 31, 2019. In August 2020, we entered into an agreement to lease an owned property for a former distribution center in Greenville, North Carolina to a third party. By entering into this lease, we were required to pay down $10.3 million of the Real Estate Facility in August 2020.

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

Deferred Revenue

Deferred revenue consists of our sales for products not yet recognized as revenue at the end of a given period. Our deferred revenue as of June 30, 2020 was $146.2 million.

Off-Balance Sheet Arrangements

As of June 30, 2020, we did not have any off-balance sheet arrangements other than short-term leases not included in our lease obligation.

Contractual Obligations

There were no material changes in our commitments during the three months ended June 30, 2020 under contractual obligations from those disclosed in our Annual Report outside the course of normal business.

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

Recent Accounting Pronouncements

See Note 1 – Summary of Significant Accounting Policies to our condensed consolidated financial statements in Item 1, Part I of this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For a discussion of the Company’s quantitative and qualitative disclosures about market risks, see Item 7A. Quantitative and Qualitative Disclosures About Market Risks, in our Annual Report. As of June 30, 2020, there have been no material changes in this information.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2020.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control performed during the fiscal quarter ended June 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.  Legal Proceedings

See Note 9 – Commitments and Contingencies to our condensed consolidated financial statements in Item 1, Part I of this Form 10-Q.

Item 1A. Risk Factors

There have been no material changes to our risk factors as previously disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission on February 28, 2020, other than with respect to the risk factors described below.

The COVID-19 pandemic has had, and could again have in the future, certain negative impacts on our business, and such impacts may have a material adverse effect on our results of operations, financial condition and cash flows.

The public health crisis caused by the COVID-19 pandemic and the measures being taken by governments, businesses, including us and our vendors, and the public at large to limit COVID-19's spread have had, and could again have in the future, certain negative impacts on our business including, without limitation, the following:

●	When governmentally mandated or voluntary stay-at-home guidelines were put in place, we had experienced a decrease in traffic at our RV and Outdoor Retail locations, which resulted in a decrease in the sales of certain of our products and services at our RV and Outdoor Retail locations. If stay-at-home or shelter-in-place orders are reinstated, we may again experience negative impacts on our sales that could be more prolonged and more severe than what we have experienced to date. As stay-at-home restrictions began to ease across certain areas of the country, we experienced significant acceleration in our in-store traffic and revenue trends in May and June 2020. The industry has seen an influx of new first time participants because RVs allow people to travel in a safe and socially distant manner during the COVID-19 crisis. These trends may not continue in the future, in particular if the cruise line, air travel and hotel industries begin to recover. Accordingly, investors are cautioned not to unduly rely on the historical information in this Form 10-Q regarding our business, results of operations, financial condition or liquidity.
●	National parks and RV parks temporarily closed and may in the future close again in response to the COVID-19 pandemic, which could cause consumers to use their RVs less frequently and be less inclined to need or renew certain of our services or purchase products through our e-commerce websites.
●	As of June 30, 2020, we have temporarily closed three dealerships and two of our specialty retail locations as a result of COVID-19. To the extent the COVID-19 pandemic intensifies or governmental orders change, we may be forced to close more locations in the future.
●	Deteriorating economic conditions as a result of the COVID-19 pandemic, such as increased unemployment, decreases in disposable income, declines in consumer confidence, or economic slowdowns or recessions, could cause a decrease in demand for our products and services.
●	We have made temporary changes to our operating procedures at our RV and Outdoor Retail locations and offices. We are taking measures to protect our customers, employees and facilities, which include, but are not limited to, social distancing, providing employees with face coverings and/or other protective clothing as required, and implementing additional cleaning and sanitization routines. These measures may not be sufficient to prevent the spread of COVID-19 among our employees and, therefore, we may face labor shortages including key positions. Additionally, our employees may not be as efficient while operating under these temporary procedures, which could result in additional labor costs.
●	We have faced, and may continue to face, increasing delays in the delivery of certain products from our vendors as a result of shipping delays due to, among other things, additional safety requirements imposed by governmental authorities and capacity constraints experienced by our transportation contractors.
●	Some of our vendors have experienced, and may experience in the future, temporary facility closures, production slowdowns and disruptions in distribution operations as a result of the impact of the COVID-19 pandemic on their respective businesses, such as Thor Industries, Inc.’s temporary closure of its North American production facilities from late March to early May 2020.
●	Disruptions in supply chains may place constraints on our ability to source products, which may increase our product costs or lead to shortages.

●	Our ability to increase our borrowing capacity may be limited as a result of the COVID-19 pandemic and, if the conditions in the credit markets worsen, our ability to refinance credit arrangements as they mature may also be limited. As a result, there is no guarantee that we will be able to access additional capital on commercially reasonable terms or at all.
●	The current uncertain market conditions and their actual or perceived effects on our results of operations and financial condition, along with the current unfavorable economic environment in the United States, may increase the likelihood that one or more of the major independent credit agencies will further downgrade our credit ratings, which could have a negative effect on our borrowing costs.
●	Governmental authorities in the United States may increase or impose new income taxes or indirect taxes, or revise interpretations of existing tax rules and regulations, as a means of financing the costs of stimulus and other measures enacted or taken, or that may be enacted or taken in the future, to protect populations and economies from the impact of the COVID-19 pandemic. Such actions could have an adverse effect on our results of operations and cash flows.
●	We rely on third-party service providers and business partners, such as cloud data storage and other information technology service providers, suppliers, distributors, contractors, and other external business partners, for certain functions or for services in support of key portions of our operations. These third-party service providers and business partners are subject to risks and uncertainties related to the COVID-19 pandemic, which may interfere with their ability to fulfill their respective commitments and responsibilities to us in a timely manner and in accordance with the agreed-upon terms.
●	The financial impact of the COVID-19 pandemic may cause one or more of our counterparty financial institutions to fail or default on their obligations to us, which could cause us to incur significant losses.
●	Deteriorations in our financial results and financial condition as a result of the COVID-19 pandemic could cause us to default on one or multiple of our credit agreements, including any of the subjective acceleration clauses in such agreements. If this occurs, our obligations under the relevant agreement may be accelerated which would have a material adverse impact on our business, liquidity position and financial position.
●	We may be required to record significant impairment charges with respect to noncurrent assets, including goodwill, other intangible assets, and other long-lived assets whose fair values may be negatively affected by the effects of the COVID-19 pandemic on our operations. Also, we may be required to write off excess or obsolete inventory as a result of the COVID-19 pandemic’s damaging impacts on our business.
●	As a result of the COVID-19 pandemic, including related governmental guidance or directives, we have required most office-based employees to work remotely. We may experience reductions in productivity and disruptions to our business routines and heightened cybersecurity risks while our remote work policy remains in place.
●	Actions we have taken or may take, or decisions we have made or may make, as a consequence of the COVID-19 pandemic may result in legal claims or litigation against us.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibits Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Camping World Holdings, Inc.	10-Q	001-37908	3.1	11/10/16

3.2	Amended and Restated Bylaws of Camping World Holdings, Inc.	10-Q	001-37908	3.2	11/10/16

4.1	Specimen Stock Certificate evidencing the shares of Class A common stock	S-1/A	333-211977	4.1	9/13/16

10.1	Third Amendment to Seventh Amended and Restated Credit Agreement	8-K	001-37908	10.1	5/18/20

10.2	Employment Agreement with Karin L. Bell, dated July 1, 2020					*

10.3	Consulting Agreement with Melvin Flanigan, dated July 1, 2020					*

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer					*

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer					*

32.1	Section 1350 Certification of Chief Executive Officer					**

32.2	Section 1350 Certification of Chief Financial Officer					**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					***

101.SCH	Inline XBRL Taxonomy Extension Schema Document					***

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					***

101.DEF	Inline XBRL Extension Definition Linkbase Document					***

101.LAB	Inline XBRL Taxonomy Label Linkbase Document					***

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					***

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					***

*     Filed herewith

**    Furnished herewith

***   Submitted electronically herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Camping World Holdings, Inc.

Date: August 6, 2020	By:	/s/ Karin L. Bell
Karin L. Bell
Chief Financial Officer

(Authorized Officer and Principal Financial Officer and Principal Accounting Officer)