Form 10-Q
period 2020-09-30
Camping World Holdings, Inc.
filed 2020-11-03
CIK 1669779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

As of October 30, 2020, the registrant had 42,757,321 shares of Class A common stock, 45,999,132 shares of Class B common stock and one share of Class C common stock outstanding.

Camping World Holdings, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended September 30, 2020

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts contained in this Form 10-Q may be forward-looking statements. Statements regarding our future results of operations and financial position; the impact of the novel coronavirus (“COVID-19”) pandemic on our business, results of operations and financial position; business strategy and plans and objectives of management for future operations; the timeline for and benefits of our 2019 Strategic Shift (as defined below); expected new retail location openings and closures, including greenfield locations and acquired locations; our sources of liquidity and capital and any potential need for additional financing or refinancing, retirement or exchange of outstanding debt; our stock repurchase program; future capital expenditures and debt service obligations; expectations regarding industry trends and consumer behavior and growth; our ability to capture positive industry trends and pursue growth; expectations regarding our pending litigation, and our plans related to dividend payments, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘expects,’’ ‘‘plans,’’ ‘‘anticipates,’’ ‘‘could,’’ ‘‘intends,’’ ‘‘targets,’’ ‘‘projects,’’ ‘‘contemplates,’’ ‘‘believes,’’ ‘‘estimates,’’ ‘‘predicts,’’ ‘‘potential’’ or ‘‘continue’’ or the negative of these terms or other similar expressions. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including, but not limited to, the following:

●	risks related to the COVID-19 pandemic and related impacts on our business;
●	our ability to execute and achieve the expected benefits of our 2019 Strategic Shift and costs and impairment charges incurred in connection with the 2019 Strategic Shift may be materially higher than expected or anticipated;
●	the availability of financing to us and our customers;
●	fuel shortages, or high prices for fuel;
●	the well-being, as well as the continued popularity and reputation for quality, of our manufacturers;
●	trends in the RV industry;
●	general economic conditions in our markets, and ongoing economic and financial uncertainties;
●	changes in consumer preferences or our failure to gauge those preferences;
●	competition in the market for services, protection plans, products and resources targeting the RV lifestyle or RV enthusiast;
●	our expansion into new, unfamiliar markets, businesses, or product lines or categories, as well as delays in opening or acquiring new retail locations;
●	unforeseen expenses, difficulties, and delays frequently encountered in connection with expansion through acquisitions;
●	our failure to maintain the strength and value of our brands;
●	our ability to successfully order and manage our inventory to reflect consumer demand in a volatile market and anticipate changing consumer preferences and buying trends;

●	fluctuations in our same store revenue and whether such revenue will be a meaningful indicator of future performance;
●	the cyclical and seasonal nature of our business;
●	our ability to operate and expand our business and to respond to changing business and economic conditions, which depends on the availability of adequate capital;
●	the restrictive covenants imposed by our Senior Secured Credit Facilities and Floor Plan Facility;
●	our reliance on four fulfillment and distribution centers for our retail, e-commerce and catalog businesses;
●	the impact of ongoing class action lawsuits against us and certain of our officers and directors, as well as any potential future class action litigation;
●	natural disasters, whether or not caused by climate change, unusual weather conditions, epidemic outbreaks, terrorist acts and political events;
●	our dependence on our relationships with third party providers of services, protection plans, products and resources and a disruption of these relationships or of these providers’ operations;
●	any delays, new or increased tariffs, increased cost or quality control deficiencies in the importation of our products manufactured abroad;
●	whether third party lending institutions and insurance companies will continue to provide financing for RV purchases;
●	our ability to retain senior executives and attract and retain other qualified employees;
●	risks associated with leasing substantial amounts of space, including our inability to maintain the leases for our retail locations or locate alternative sites for our stores in our target markets and on terms that are acceptable to us;
●	our business being subject to numerous federal, state and local regulations;
●	changes in government policies and firearms legislation;
●	our failure to comply with certain environmental regulations;
●	climate change legislation or regulations restricting emission of ‘‘greenhouse gases’’;
●	a failure in our e-commerce operations, security breaches and cybersecurity risks;
●	our inability to enforce our intellectual property rights and accusations of our infringement on the intellectual property rights of third parties;
●	our inability to maintain or upgrade our information technology systems or our inability to convert to alternate systems in an efficient and timely manner;
●	disruptions to our information technology systems or breaches of our network security;
●	risk of product liability claims if people or property are harmed by the products we sell and other litigation risks;

●	risks related to our pending litigation;
●	risks associated with our private brand offerings;
●	possibility of future asset impairment charges for goodwill, intangible assets or other long-lived assets;
●	potential litigation relating to products we sell as a result of recent acquisitions, including firearms and ammunitions;
●	Marcus Lemonis, through his beneficial ownership of our shares directly or indirectly held by ML Acquisition Company, LLC and ML RV Group, LLC, has substantial control over us including matters requiring approval by our stockholders;
●	the exemptions from certain corporate governance requirements that we qualify for, and rely on, due to the fact that we are a ‘‘controlled company’’ within the meaning of the New York Stock Exchange, or NYSE, listing requirements;
●	whether we are able to realize any tax benefits that may arise from our organizational structure and any redemptions or exchanges of CWGS Enterprises, LLC common units for cash or stock;
●	other risks relating to our organizational structure and to ownership of shares of our Class A common stock; and
●	the other factors set forth under ‘‘Risk Factors’’ in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2019, in Item 1A of Part II of this Form 10-Q and in our other filings with the SEC.

These risks may cause our actual results, performance or achievements to differ materially and adversely from those expressed or implied by the forward-looking statements.

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

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(In Thousands Except Share and Per Share Amounts)

	September 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$482,640	$147,521
Contracts in transit	85,004	44,947
Accounts receivable, less allowance for doubtful accounts of $3,358 and $3,537 in 2020 and 2019, respectively	82,135	81,847
Inventories	927,722	1,358,539
Prepaid expenses and other assets	42,893	57,827
Total current assets	1,620,394	1,690,681
Property and equipment, net	313,496	314,374
Operating lease assets	781,615	807,537
Deferred tax assets, net	159,853	129,710
Intangible assets, net	27,741	29,707
Goodwill	387,066	386,941
Other assets	16,675	17,290
Total assets	$3,306,840	$3,376,240
Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$203,311	$106,959
Accrued liabilities	159,289	130,316
Deferred revenues	94,129	87,093
Current portion of operating lease liabilities	60,933	58,613
Current portion of Tax Receivable Agreement liability	8,187	6,563
Current portion of long-term debt	14,355	14,085
Notes payable – floor plan, net	430,514	848,027
Other current liabilities	61,614	44,298
Total current liabilities	1,032,332	1,295,954
Operating lease liabilities, net of current portion	818,452	843,312
Tax Receivable Agreement liability, net of current portion	131,802	108,228
Revolving line of credit	20,885	40,885
Long-term debt, net of current portion	1,150,513	1,153,551
Deferred revenues	62,449	58,079
Other long-term liabilities	58,189	35,467
Total liabilities	3,274,622	3,535,476
Commitments and contingencies
Stockholders' equity (deficit):
Preferred stock, par value $0.01 per share – 20,000,000 shares authorized; none issued and outstanding as of September 30, 2020 and December 31, 2019	—	—
Class A common stock, par value $0.01 per share – 250,000,000 shares authorized; 43,001,308 issued and 42,724,586 outstanding as of September 30, 2020 and 37,701,584 issued and 37,488,989 outstanding as of December 31, 2019	427	375
Class B common stock, par value $0.0001 per share – 75,000,000 shares authorized; 69,066,445 issued as of September 30, 2020 and December 31, 2019; and 45,999,132 and 50,706,629 outstanding as of September 30, 2020 and December 31, 2019	5	5
Class C common stock, par value $0.0001 per share – one share authorized, issued and outstanding as of September 30, 2020 and December 31, 2019	—	—
Additional paid-in capital	55,733	50,152
Retained earnings (deficit)	6,033	(83,134)
Total stockholders' equity (deficit) attributable to Camping World Holdings, Inc.	62,198	(32,602)
Non-controlling interests	(29,980)	(126,634)
Total stockholders' equity (deficit)	32,218	(159,236)
Total liabilities and stockholders' equity (deficit)	$3,306,840	$3,376,240

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(In Thousands Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue:
Good Sam Services and Plans	$45,941	$42,235	$137,668	$133,895
RV and Outdoor Retail
New vehicles	907,588	680,716	2,303,080	1,989,163
Used vehicles	298,651	247,151	780,226	672,908
Products, service and other	276,622	290,771	680,417	760,073
Finance and insurance, net	138,779	114,466	378,553	334,582
Good Sam Club	11,172	12,633	32,827	36,467
Subtotal	1,632,812	1,345,737	4,175,103	3,793,193
Total revenue	1,678,753	1,387,972	4,312,771	3,927,088
Costs applicable to revenue (exclusive of depreciation and amortization shown separately below):
Good Sam Services and Plans	18,600	19,401	55,693	58,878
RV and Outdoor Retail
New vehicles	730,175	598,718	1,909,187	1,743,161
Used vehicles	223,033	194,947	595,655	530,474
Products, service and other	171,666	233,174	421,276	537,885
Good Sam Club	2,130	3,259	6,510	9,900
Subtotal	1,127,004	1,030,098	2,932,628	2,821,420
Total costs applicable to revenue	1,145,604	1,049,499	2,988,321	2,880,298
Operating expenses:
Selling, general, and administrative	322,990	299,564	862,237	870,995
Depreciation and amortization	12,304	14,104	38,949	41,644
Long-lived asset impairment	4,378	50,025	10,947	50,025
Lease termination	505	—	1,957	—
(Gain) loss on disposal of assets	(121)	7,087	662	9,247
Total operating expenses	340,056	370,780	914,752	971,911
Income (loss) from operations	193,093	(32,307)	409,698	74,879
Other income (expense):
Floor plan interest expense	(3,015)	(9,005)	(16,717)	(31,884)
Other interest expense, net	(12,896)	(17,568)	(42,101)	(53,422)
Tax Receivable Agreement liability adjustment	—	—	—	8,477
Total other expense	(15,911)	(26,573)	(58,818)	(76,829)
Income before income taxes	177,182	(58,880)	350,880	(1,950)
Income tax expense	(22,398)	(6,383)	(47,003)	(37,497)
Net income (loss)	154,784	(65,263)	303,877	(39,447)
Less: net (income) loss attributable to non-controlling interests	(96,734)	34,571	(195,910)	7,377
Net income (loss) attributable to Camping World Holdings, Inc.	$58,050	$(30,692)	$107,967	$(32,070)

Earnings (loss) per share of Class A common stock:
Basic	$1.46	$(0.82)	$2.81	$(0.86)
Diluted	$1.44	$(0.82)	$2.77	$(0.86)
Weighted average shares of Class A common stock outstanding:
Basic	39,880	37,361	38,356	37,266
Diluted	40,872	37,361	89,882	37,266

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Stockholders' Equity (Deficit)

(In Thousands)

							Additional	Retained	Non-
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Paid-In	Earnings	Controlling
	Shares	Amounts	Shares	Amounts	Shares	Amounts	Capital	(Deficit)	Interest	Total
Balance at December 31, 2019	37,489	$375	50,707	$5	—	$—	$50,152	$(83,134)	$(126,634)	$(159,236)
Equity-based compensation	—	—	—	—	—	—	3,312	—	—	3,312
Vesting of restricted stock units	47	—	—	—	—	—	82	—	(82)	—
Repurchases of Class A common stock for withholding taxes on vested RSUs	(16)	—	—	—	—	—	(212)	—	—	(212)
Redemption of LLC common units for Class A common stock	20	—	—	—	—	—	4	—	49	53
Distributions to holders of LLC common units	—	—	—	—	—	—	—	—	(8,410)	(8,410)
Dividends(1)	—	—	—	—	—	—	—	(5,752)	—	(5,752)
Establishment of liabilities under the Tax Receivable Agreement and related changes to deferred tax assets associated with that liability	—	—	—	—	—	—	(44)	—	—	(44)
Non-controlling interest adjustment	—	—	—	—	—	—	(1,698)	—	1,698	—
Net loss	—	—	—	—	—	—	—	(8,160)	(5,969)	(14,129)
Balance at March 31, 2020	37,540	$375	50,707	$5	—	$—	$51,596	$(97,046)	$(139,348)	$(184,418)
Equity-based compensation	—	—	—	—	—	—	4,182	—	—	4,182
Exercise of stock options	7	—	—	—	—	—	159	—	—	159
Non-controlling interest adjustment for capital contribution of proceeds from the exercise of stock options	—	—	—	—	—	—	(105)	—	105	—
Vesting of restricted stock units	153	2	—	—	—	—	(10)	—	8	—
Repurchases of Class A common stock for withholding taxes on vested RSUs	(17)	—	—	—	—	—	(347)	—	—	(347)
Redemption of LLC common units for Class A common stock	90	1	—	—	—	—	58	—	245	304
Distributions to holders of LLC common units	—	—	—	—	—	—	—	—	(47,015)	(47,015)
Dividends(1)	—	—	—	—	—	—	—	(5,785)	—	(5,785)
Establishment of liabilities under the Tax Receivable Agreement and related changes to deferred tax assets associated with that liability	—	—	—	—	—	—	(241)	—	—	(241)
Non-controlling interest adjustment	—	—	—	—	—	—	(2,545)	—	2,545	—
Net income	—	—	—	—	—	—	—	58,077	105,145	163,222
Balance at June 30, 2020	37,773	$378	50,707	$5	—	$—	$52,747	$(44,754)	$(78,315)	$(69,939)
Equity-based compensation	—	—	—	—	—	—	6,201	—	—	6,201
Exercise of stock options	146	1	—	—	—	—	3,155	—	—	3,156
Non-controlling interest adjustment for capital contribution of proceeds from the exercise of stock options	—	—	—	—	—	—	(1,767)	—	1,767	—
Vesting of restricted stock units	115	1	—	—	—	—	481	—	(482)	—
Repurchases of Class A common stock for withholding taxes on vested RSUs	(31)	—	—	—	—	—	(958)	—	—	(958)
Redemption of LLC common units for Class A common stock	4,722	47	(4,708)	—	—	—	21,801	—	7,217	29,065
Distributions to holders of LLC common units	—	—	—	—	—	—	—	—	(59,298)	(59,298)
Dividends(1)	—	—	—	—	—	—	—	(7,263)	—	(7,263)
Establishment of liabilities under the Tax Receivable Agreement and related changes to deferred tax assets associated with that liability	—	—	—	—	—	—	(23,530)	—	—	(23,530)
Non-controlling interest adjustment	—	—	—	—	—	—	(2,397)	—	2,397	—
Net income	—	—	—	—	—	—	—	58,050	96,734	154,784
Balance at September 30, 2020	42,725	$427	45,999	$5	—	$—	$55,733	$6,033	$(29,980)	$32,218

(1)The Company declared dividends per share of Class A common stock of $0.15 for each the three months ended March 31 and June 30 and $0.17 for the three months ended September 30, 2020.

							Additional		Non-
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Paid-In	Retained	Controlling
	Shares	Amounts	Shares	Amounts	Shares	Amounts	Capital	Deficit	Interest	Total
Balance at December 31, 2018	37,192	$372	50,707	$5	—	—	$47,531	$(3,370)	$(11,621)	$32,917
Adoption of ASC 842 accounting standard	—	—	—	—	—	—	—	3,705	6,332	10,037
Equity-based compensation	—	—	—	—	—	—	2,716	—	—	2,716
Vesting of restricted stock units	1	—	—	—	—	—	—	—	—	—
Redemption of LLC common units for Class A common stock	6	—	—	—	—	—	12	—	—	12
Distributions to holders of LLC common units	—	—	—	—	—	—	—	—	(5,534)	(5,534)
Dividends(2)	—	—	—	—	—	—	—	(5,699)	—	(5,699)
Establishment of liabilities under the Tax Receivable Agreement and related changes to deferred tax assets associated with that liability	—	—	—	—	—	—	(8)	—	—	(8)
Non-controlling interest adjustment	—	—	—	—	—	—	(1,678)	—	1,678	—
Net loss	—	—	—	—	—	—	—	(19,395)	(7,412)	(26,807)
Balance at March 31, 2019	37,199	372	50,707	5	—	—	48,573	(24,759)	(16,557)	7,634
Equity-based compensation	—	—	—	—	—	—	3,863	—	—	3,863
Vesting of restricted stock units	96	1	—	—	—	—	143	—	(144)	—
Repurchases of Class A common stock for withholding taxes on vested RSUs	(22)	—	—	—	—	—	(273)	—	—	(273)
Distributions to holders of LLC common units	—	—	—	—	—	—	—	—	(32,523)	(32,523)
Dividends(2)	—	—	—	—	—	—	—	(5,711)	—	(5,711)
Non-controlling interest adjustment	—	—	—	—	—	—	(1,702)	—	1,702	—
Net income	—	—	—	—	—	—	—	18,017	34,606	52,623
Balance at June 30, 2019	37,273	$373	50,707	$5	—	$—	$50,604	$(12,453)	$(12,916)	$25,613
Equity-based compensation	—	—	—	—	—	—	2,934	—	—	2,934
Vesting of restricted stock units	152	1	—	—	—	—	300	—	(301)	—
Repurchases of Class A common stock for withholding taxes on vested RSUs	(48)	—	—	—	—	—	(547)	—	—	(547)
Distributions to holders of LLC common units	—	—	—	—	—	—	—	—	(22,615)	(22,615)
Dividends(2)	—	—	—	—	—	—	—	(5,727)	—	(5,727)
Non-controlling interest adjustment	—	—	—	—	—	—	(1,666)	—	1,666	—
Net loss	—	—	—	—	—	—	—	(30,692)	(34,571)	(65,263)
Balance at September 30, 2019	37,377	$374	50,707	$5	—	$—	$51,625	$(48,872)	$(68,737)	$(65,605)
(2)The Company declared dividends per share of Class A common stock of $0.15 for each of the three months ended March 31, June 30 and September 30, 2019.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(In Thousands)

	Nine Months Ended September 30,
	2020	2019

Operating activities
Net income (loss)	$303,877	$(39,447)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	38,949	41,644
Equity-based compensation	13,695	9,513
Loss on lease termination	1,957	—
Long-lived asset impairment	10,947	50,025
Loss on disposal of assets	662	9,247
Provision for losses on accounts receivable	550	562
Non-cash lease expense	43,020	40,739
Accretion of original debt issuance discount	804	776
Non-cash interest	3,296	3,362
Deferred income taxes	7,225	18,620
Tax Receivable Agreement liability adjustment	—	(8,477)
Change in assets and liabilities, net of acquisitions:
Receivables and contracts in transit	(40,886)	(37,121)
Inventories	430,622	195,137
Prepaid expenses and other assets	1,475	12,634
Accounts payable and other accrued expenses	133,084	59,220
Payment pursuant to Tax Receivable Agreement	(6,563)	(9,425)
Deferred revenue	11,406	9,060
Operating lease liabilities	(50,286)	(40,405)
CARES Act deferral of payroll taxes	19,718	—
Other, net	4,966	7,477
Net cash provided by operating activities	928,518	323,141

Investing activities
Purchases of property and equipment	(20,303)	(45,039)
Purchase of real property	(1,224)	(27,821)
Proceeds from the sale of real property	6,384	24,622
Purchases of businesses, net of cash acquired	—	(48,408)
Proceeds from sale of property and equipment	1,929	4,955
Purchases of intangible assets	(656)	—
Net cash used in investing activities	$(13,870)	$(91,691)

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(In Thousands)

	Nine Months Ended September 30,
	2020	2019

Financing activities
Proceeds from long-term debt	$—	$11,663
Payments on long-term debt	(35,690)	(10,145)
Net payments on notes payable – floor plan, net	(392,105)	(170,215)
Borrowings on revolving line of credit	—	14,029
Payments on revolving line of credit	(20,000)	(6,428)
Payment of debt issuance costs	—	(47)
Dividends on Class A common stock	(18,800)	(17,137)
Proceeds from exercise of stock options	3,306	—
RSU shares withheld for tax	(1,517)	(821)
Members' distributions	(114,723)	(60,672)
Net cash used in financing activities	(579,529)	(239,773)

Increase (decrease) in cash and cash equivalents	335,119	(8,323)
Cash and cash equivalents at beginning of the period	147,521	138,557
Cash and cash equivalents at end of the period	$482,640	$130,234

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2020

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

The condensed consolidated financial statements as of and for the three and nine months ended September 30, 2020 are unaudited. The condensed consolidated balance sheet as of December 31, 2019 has been derived from the audited financial statements at that date but does not include all of the disclosures required by GAAP. These interim condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (the “Annual Report”) filed with the SEC on February 28, 2020. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.

CWH was formed on March 8, 2016 as a Delaware corporation for the purpose of facilitating an IPO and other related transactions in order to carry on the business of CWGS, LLC. CWGS, LLC was formed in March 2011 when it received, through contribution from its then parent company, all of the membership interests of Affinity Group Holding, LLC and FreedomRoads Holding Company, LLC (“FreedomRoads”). The IPO and related reorganization transactions that occurred on October 6, 2016 resulted in CWH as the sole managing member of CWGS, LLC, with CWH having sole voting power in and control of the management of CWGS, LLC (see Note 14 — Stockholders’ Equity). Despite its position as sole managing member of CWGS, LLC, CWH has a minority economic interest in CWGS, LLC. As of September 30, 2020 and December 31, 2019, CWH owned 47.7% and 42.0%, respectively, of CWGS, LLC. Accordingly, the Company consolidates the financial results of CWGS, LLC and reports a non-controlling interest in its condensed consolidated financial statements.

The Company does not have any components of other comprehensive income recorded within its condensed consolidated financial statements, and, therefore, does not separately present a statement of comprehensive income in its condensed consolidated financial statements.

COVID-19

A novel strain of coronavirus was declared a pandemic by the World Health Organization in March 2020. To date, COVID-19 has surfaced in nearly all regions of the world and resulted in travel restrictions and business slowdowns or shutdowns in affected areas. Many affected areas have begun the process of easing restrictions and reopening certain businesses often under new operating guidelines, although new waves of infection may lead to an increase in such restrictions or closures.

In conjunction with the stay-at-home and shelter-in-place restrictions enacted in many areas, the Company saw significant sequential declines in its overall customer traffic levels and its overall revenues from the mid-March to mid-to-late April 2020 timeframe. In the latter part of April, the Company began to see a significant improvement in its online web traffic levels and number of electronic leads, and in early May, the Company began to see improvements in its overall revenue levels. As the stay-at-home restrictions began to ease across certain areas of the country, the Company experienced significant acceleration in its in-store and online traffic, lead generation, and revenue trends in May, and continuing through at least October 2020.

In order to offset the initially expected adverse impact of COVID-19 and better align expenses with reduced sales in the middle of March 2020 and early April 2020, the Company temporarily reduced salaries and hours throughout the business, including for its executive officers, and implemented headcount and other cost reductions. Most of these temporary salary reductions ended in May 2020 as the adverse impacts of the pandemic began to decline and the Company increased hours for certain employees and reinstated many positions from the initial headcount reductions as the demand for the Company’s products increased. The Company also negotiated lease payment deferrals with numerous landlords amounting to approximately $14.0 million from 2020 into 2021. As demand for all products accelerated and the Company’s cash position improved, the Company repaid these rent deferrals in full prior to June 30, 2020. The Company has also taken steps to add new private label lines, expand its relationships with smaller recreational vehicle (“RV”) manufacturers, and acquire used inventory from distressed sellers to help manage risks in its supply chain.

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

In connection with the 2019 Strategic Shift, the Company has reduced its number of retail store locations to 163 as of September 30, 2020 from 209 as of September 30, 2019. A summary of the retail store openings, closings, divestitures, conversions and number of locations from September 30, 2019 to September 30, 2020, are in the table below:

	RV	RV Service &	Other
	Dealerships	Retail Centers	Retail Stores	Total
Number of store locations as of September 30, 2019	153	13	43	209
Opened	2	—	—	2
Closed / divested	(3)	(2)	(40)	(45)
Temporarily closed(1)	(3)	—	—	(3)
Converted	3	(1)	(2)	—
Number of store locations as of September 30, 2020	152	10	1	163

(1)	These locations are temporarily closed in response to the COVID-19 pandemic.

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

Contracts in Transit, Accounts Receivable and Current Expected Credit Losses

Contracts in transit consist of amounts due from non-affiliated financing institutions on retail finance contracts from vehicle sales for the portion of the vehicle sales price financed by the Company’s customers. These retail installment sales contracts are typically funded within ten days of the initial approval of the retail installment sales contract by the third-party lender. Due to increased demand, the Company saw a substantial increase in contracts in transit volume during the three months ended June 30, 2020. While the Company experienced significant funding backlogs with its lenders in the three months ended June 30, 2020, the lenders have since adjusted to the increase in contract volume and the total contracts in transit balance has reverted back to normal, seasonal levels as of September 30, 2020.  The Company has not observed any material changes in collectability trends during the period on these contracts.

Accounts receivable are stated at realizable value, net of an allowance for doubtful accounts, which includes a reserve for expected credit losses. Accounts receivable balances due in excess of one year was $8.7 million at September 30, 2020 and $8.6 million at December 31, 2019 which are included in other assets in the condensed consolidated balance sheets.

The allowance for doubtful accounts is based on management’s assessment of the collectability of its customer accounts. The Company regularly reviews the composition of the accounts receivable aging, historical bad debts, changes in payment patterns, customer creditworthiness, current economic trends, and reasonable and supportable forecasts about the future. Relevant risk characteristics include customer size and historical loss patterns. Management has evaluated the expected credit losses related to contracts in transit and determined that no allowance for doubtful accounts was required at September 30, 2020. No allowance for doubtful accounts related to contracts in transit was required at December 31, 2019. Management additionally has evaluated the expected credit losses related to accounts receivable and determined that allowances of approximately $3.4 million as of September 30, 2020 and $3.5 million as of December 31, 2019 for uncollectible accounts were required.

The following table details the changes in the allowance for doubtful accounts (in thousands):

	Nine Months Ended
	September 30,	September 30,
	2020	2019
Allowance for doubtful accounts:
Balance, beginning of period	$3,537	$4,398
Charged to bad debt expense	550	562
Deductions (1)	(729)	(545)
Balance, end of period	$3,358	$4,415

(1)	These amounts primarily relate to the write off of uncollectable accounts after collection efforts have been exhausted.

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

Recently Issued Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). This standard reduces complexity by removing specific exceptions to general principles related to intraperiod tax allocations, ownership changes in foreign investments, and interim period income tax accounting for year-to-date losses that exceed anticipated losses. This standard also simplifies accounting for franchise taxes that are partially based on income, transactions with a government that result in a step up in the tax basis of goodwill, separate financial statements of legal entities that are not subject to tax, and enacted changes in tax laws in interim periods. The standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The ASU permits either a retrospective basis or a modified retrospective transition approach. The Company does not expect that the adoption of the provisions of this ASU will have a material impact on its consolidated financial statements.

2. Revenue

Contract Assets

As of September 30, 2020 and December 31, 2019, a contract asset of $7.2 million and $6.1 million, respectively, relating to RV service revenues was included in accounts receivable in the accompanying condensed consolidated balance sheets.

Deferred Revenues

As of September 30, 2020, the Company has unsatisfied performance obligations primarily relating to multi-year plans for its Good Sam Club, roadside assistance, Coast to Coast memberships, the annual guide, and magazine publication revenue streams. The total unsatisfied performance obligation for these revenue streams at September 30, 2020 for the periods during which the Company expects to recognize the amounts as revenue are presented as follows (in thousands):

As of
September 30, 2020
2020	$40,929
2021	63,294
2022	25,334
2023	13,252
2024	6,573
Thereafter	7,196
Total	$156,578

3. Inventories and Floor Plan Payable

Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2020	2019
Good Sam services and plans	$—	$590
New RVs	557,070	966,134
Used RVs	124,167	165,927
Products, parts, accessories and other	246,485	225,888
	$927,722	$1,358,539

New RV inventory, included in the RV and Outdoor Retail segment, is primarily financed by a floor plan credit agreement with a syndication of banks. The borrowings under the floor plan credit agreement are collateralized by substantially all of the assets of FreedomRoads, LLC (“FR”), a wholly owned subsidiary of FreedomRoads, which operates the RV dealerships, and bear interest at one-month LIBOR plus 2.05% as of September 30, 2020 and 2.15% as of December 31, 2019. LIBOR was 0.16% at September 30, 2020 and 1.71% as of December 31, 2019. The floor plan borrowings are tied to specific vehicles and principal is due upon the sale of the related vehicle or upon reaching certain aging criteria.

As of September 30, 2020 and December 31, 2019, FR maintained floor plan financing through the Seventh Amended and Restated Credit Agreement (“Floor Plan Facility”). On October 8, 2019, FR entered into a Second Amendment to the Seventh Amended and Restated Credit Agreement (the “Second Amendment”). The applicable borrowing rate margin on LIBOR and base rate loans ranges from 2.05% to 2.50% and 0.55% and 1.00%, respectively, based on the consolidated current ratio at FR. The Floor Plan Facility at September 30, 2020 allowed FR to borrow (a) up to $1.38 billion under a floor plan facility, (b) up to $15.0 million under a letter of credit facility and (c) up to a maximum amount outstanding of $51.0 million under the revolving line of credit, which maximum amount outstanding further decreases by $3.0 million on the last day of each fiscal quarter. The maturity date of the Floor Plan Facility is March 15, 2023.

On May 12, 2020, FR entered into a Third Amendment to the Seventh Amended and Restated Credit Agreement (“Third Amendment”) that provides FR with a one-time option to request a temporary four-month reduction (“Current Ratio Reduction Period”) of the minimum consolidated current ratio at any time during 2020 and the first seven days of 2021. FR has not yet exercised that option. During the Current Ratio Reduction Period, the applicable borrowing rate margin on LIBOR and base rate loans ranges from 2.05% to 3.00% and 0.55% and 1.50%, respectively, based on the consolidated current ratio at FR. Effective May 12, 2020 through July 31, 2020, FR was not allowed to draw further Revolving Credit Loans (as defined in the Floor Plan Facility).

The Floor Plan Facility includes a flooring line aggregate interest reduction (“FLAIR”) offset account that allows the Company to transfer cash as an offset to the payable under the Floor Plan Facility. These transfers reduce the amount of liability outstanding under the floor plan notes payable that would otherwise accrue interest, while retaining the ability to transfer amounts from the FLAIR offset account into the Company’s operating cash accounts. As a result of using the FLAIR offset account, the Company experiences a reduction in floor plan interest expense in its consolidated statements of operations. As of September 30, 2020 and December 31, 2019, FR had $104.3 million and $87.0 million, respectively, in the FLAIR offset account. The Third Amendment raised the maximum FLAIR percentage of outstanding floor plan borrowings from 20% to 30% for the period of May 12, 2020 through August 31, 2020 before returning to 20%.

Management has determined that the credit agreement governing the Floor Plan Facility includes subjective acceleration clauses, which could impact debt classification. Management has determined that no events have occurred at September 30, 2020 that would trigger a subjective acceleration clause. Additionally, the credit agreement governing the Floor Plan Facility contains certain financial covenants. FR was in compliance with all debt covenants at September 30, 2020 and December 31, 2019. On June 29, 2020, FR made a voluntary $20.0 million principal payment on the revolving line of credit.

The following table details the outstanding amounts and available borrowings under the Floor Plan Facility as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30,	December 31,
	2020	2019
Floor Plan Facility
Notes payable - floor plan:
Total commitment	$1,379,750	$1,379,750
Less: borrowings, net	(430,514)	(848,027)
Less: flooring line aggregate interest reduction account	(104,295)	(87,016)
Additional borrowing capacity	844,941	444,707
Less: accounts payable for sold inventory	(53,300)	(27,892)
Less: purchase commitments	(60,174)	(8,006)
Unencumbered borrowing capacity	$731,467	$408,809

Revolving line of credit:	$51,000	$60,000
Less: borrowings	(20,885)	(40,885)
Additional borrowing capacity	$30,115	$19,115

Letters of credit:
Total commitment	$15,000	$15,000
Less: outstanding letters of credit	(11,175)	(11,175)
Additional letters of credit capacity	$3,825	$3,825

4. Restructuring and Long-lived Asset Impairment

Restructuring

On September 3, 2019, the board of directors of CWH approved a plan to strategically shift its business away from locations where the Company does not have the ability or where it is not feasible to sell and/or service RVs at a sufficient capacity (the “Outdoor Lifestyle Locations”). Of the Outdoor Lifestyle Locations in the RV and Outdoor Retail segment operating at September 3, 2019, the Company has closed or divested 39 Outdoor Lifestyle Locations, three distribution centers, and 20 specialty retail locations through September 30, 2020. One of the aforementioned closed distribution centers was reopened during the three months ended June 2020 and repurposed for online order fulfillment. As of September 30, 2020, the Company has completed the store closures and divestitures relating to the 2019 Strategic Shift. As part of the 2019 Strategic Shift, the Company evaluated the impact on its supporting infrastructure and operations, which included rationalizing inventory levels and composition, closing certain distribution centers, and realigning other resources. The Company had a reduction of headcount and labor costs for those locations that were closed or divested and the Company incurred material charges associated with the activities contemplated under the 2019 Strategic Shift.

The Company currently estimates the total restructuring costs associated with the 2019 Strategic Shift to be in the range of $87.6 million to $110.6 million. The breakdown of the estimated restructuring costs are as follows:

●	one-time employee termination benefits relating to retail store or distribution center closures/divestitures of $1.2 million, all of which has been incurred through September 30, 2020;
●	lease termination costs of $17.0 million to $32.0 million, of which $8.3 million has been incurred through September 30, 2020;
●	incremental inventory reserve charges of $42.4 million, all of which has been incurred through September 30, 2020; and
●	other associated costs of $27.0 million to $35.0 million, of which $18.1 million has been incurred through September 30, 2020.

Through September 30, 2020, the Company has incurred $18.1 million of such other associated costs primarily representing labor, lease, and other operating expenses incurred during the post-close wind-down period for the locations related to the 2019 Strategic Shift. The additional amount of $8.9 million to $16.9 million represents similar costs that may be incurred during the fifteen month period from October 2020 to December 31, 2021 for locations that continue in a wind-down period, primarily comprised of lease costs accounted for under ASC 842, Leases prior to lease termination. The Company intends to negotiate terminations of these leases where prudent and pursue sublease arrangements for the remaining leases. Lease costs may continue to be incurred after December 31, 2021 on these leases if the Company is unable to terminate the leases under acceptable terms or offset the lease costs through sublease arrangements. The foregoing lease termination cost estimate represents the expected cash payments to terminate certain leases, but does not include the gain or loss from derecognition of the related operating lease assets and liabilities, which is dependent on the particular leases that will be terminated.

The following table details the costs incurred during the three and nine months ended September 30, 2020 associated with the 2019 Strategic Shift (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Restructuring costs:
One-time termination benefits(1)	$—	$182	$231	$182
Lease termination costs(2)	706	—	1,951	—
Incremental inventory reserve charges(3)	—	27,306	543	27,306
Other associated costs(4)	3,689	236	13,788	236
Total restructuring costs	$4,395	$27,724	$16,513	$27,724

(1)	These costs incurred in 2020 were primarily included in costs applicable to revenues – products, service and other in the condensed consolidated statements of operations. These costs incurred in 2019 were primarily included in selling, general and administrative expenses in the condensed consolidated statements of operations.
(2)	These costs were included in lease termination charges in the condensed consolidated statements of operations. This reflects termination fees paid, net of any gain from derecognition of the related operating lease assets and liabilities.
(3)	These costs were included in costs applicable to revenue – products, service and other in the condensed consolidated statements of operations.
(4)	Other associated costs primarily represent labor, lease, and other operating expenses incurred during the post-close wind-down period for the locations related to the 2019 Strategic Shift. For the three and nine months ended September 30, 2020, costs of approximately $0.0 million and $0.4 million were included in costs applicable to revenue – products, service and other and $3.7 million and $13.4 million were included in selling, general, and administrative expenses, respectively, in the condensed consolidated statements of operations.

The following table details changes in the restructuring accrual associated with the 2019 Strategic Shift (in thousands):

	One-time	Lease	Other
	Termination	Termination	Associated
	Benefits	Costs (1)	Costs	Total
Balance at June 30, 2019	$—	$—	$—	$—
Charged to expense	1,008	1,350	4,321	6,679
Paid or otherwise settled	(286)	(1,350)	(4,036)	(5,672)
Balance at December 31, 2019	722	—	285	1,007
Charged to expense	231	6,932	13,788	20,951
Paid or otherwise settled	(953)	(6,932)	(12,417)	(20,302)
Balance at September 30, 2020	$—	$—	$1,656	$1,656

(1)	Lease termination costs exclude the $1.3 million and the $5.0 million of gains from the derecognition of the operating lease assets and liabilities relating to the terminated leases as part of the 2019 Strategic Shift for the six months ended December 31, 2019 and for the nine months ended September 30, 2020, respectively.

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

During the three months ended September 30, 2020, the Company identified indicators of impairment at previously closed stores in certain markets. After performing the long-lived asset impairment test using updated assumptions for these locations, the Company determined that 7 locations within the RV and Outdoor Retail segment had long-lived assets that were impaired. The charges were calculated under the same methodology applied in the first quarter, and we recorded charges as follows: $3.2 million related to operating lease right-of-use assets and $1.2 million related to buildings, all of which was related to the 2019 Strategic Shift discussed above.

For the nine months ended September 30, 2020, the Company recorded the following long-lived asset impairment charges: $2.4 million related to leasehold improvements, $2.6 million related to furniture and equipment, $1.2 million related to buildings, and $4.7 million operating lease right-of-use assets. Of the $10.9 million long-lived asset impairment charge during the nine months ended September 30, 2020, $10.8 million related to the 2019 Strategic Shift discussed above.

5. Goodwill and Intangible Assets

Goodwill

The following is a summary of changes in the Company’s goodwill by segment for the nine months ended September 30, 2020 (in thousands):

	Good Sam
	Services and	RV and
	Plans	Outdoor Retail	Consolidated
Balance as of December 31, 2019 (excluding impairment charges)	$70,713	$558,065	$628,778
Accumulated impairment charges	(46,884)	(194,953)	(241,837)
Balance as of December 31, 2019	23,829	363,112	386,941
Acquisitions (1)	—	125	125
Balance as of September 30, 2020	$23,829	$363,237	$387,066

(1)	Represents measurement period adjustments relating to prior period acquisitions (see Note 11 — Acquisitions).

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

During the three months ended March 31, 2020, the Company determined that a triggering event for an interim goodwill impairment test of its RV and Outdoor Retail reporting unit had occurred as a result of the decline in the market price of the Company’s Class A common stock and the potential impact of COVID-19 on the Company’s business. As a result of the interim goodwill impairment test, the Company determined that the fair value of the RV and Outdoor Retail reporting unit was substantially above its respective carrying amount, therefore, no goodwill impairment was recorded. For the three months ended September 30, 2020, the Company determined that there were no triggering events for an interim goodwill impairment test of its reporting units.

Intangible Assets

Finite-lived intangible assets and related accumulated amortization consisted of the following at September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020
	Cost or	Accumulated
	Fair Value	Amortization	Net
Good Sam Services and Plans:
Membership and customer lists	$9,140	$(8,491)	$649
RV and Outdoor Retail:
Customer lists and domain names	2,065	(1,838)	227
Trademarks and trade names	28,839	(6,188)	22,651
Websites	6,647	(2,433)	4,214
	$46,691	$(18,950)	$27,741

	December 31, 2019
	Cost or	Accumulated
	Fair Value	Amortization	Net
Good Sam Services and Plans:
Membership and customer lists	$9,140	$(7,972)	$1,168
RV and Outdoor Retail:
Customer lists and domain names	2,065	(1,768)	297
Trademarks and trade names	28,955	(4,862)	24,093
Websites	5,990	(1,841)	4,149
	$46,150	$(16,443)	$29,707

6. Long-Term Debt

Outstanding long-term debt consisted of the following (in thousands):

	September 30,	December 31,
	2020	2019
Term Loan Facility (1)	$1,132,348	$1,148,115
Finance Lease Liabilities (2)	27,910	—
Real Estate Facility (3)	4,610	19,521
Subtotal	1,164,868	1,167,636
Less: current portion	(14,355)	(14,085)
Total	$1,150,513	$1,153,551

(1)	Net of $3.5 million and $4.3 million of original issue discount at September 30, 2020 and December 31, 2019, respectively, and $8.6 million and $10.7 million of finance costs at September 30, 2020 and December 31, 2019, respectively.
(2)	Consists of two real estate parcels with long-term leases and IT equipment contracts, which contain lease components that extend through the majority of the useful life of the asset. Certain IT equipment contracts also contain purchase options at the end of the term, which are likely to be exercised (see Note 7 – Lease Obligations).
(3)	Net of $14,000 and $0.2 million of finance costs at September 30, 2020 and December 31, 2019, respectively.

Senior Secured Credit Facilities

As of September 30, 2020 and December 31, 2019, CWGS Group, LLC (the “Borrower”), a wholly-owned subsidiary of CWGS, LLC, was party to a credit agreement (as amended from time to time, the “Credit Agreement”) for a senior secured credit facility (the “Senior Secured Credit Facilities”). The Senior Secured Credit Facilities consist of a $1.19 billion term loan facility (the “Term Loan Facility”) and a $35.0 million revolving credit facility (the “Revolving Credit Facility”).

The funds available under the Revolving Credit Facility may be utilized for borrowings or letters of credit; however, a maximum of $15.0 million may be allocated to such letters of credit. The Revolving Credit Facility matures on November 8, 2021, and the Term Loan Facility matures on November 8, 2023. The Term Loan Facility requires mandatory principal payments in equal quarterly installments of $3.0 million. Additionally, the Company is required to prepay the term loan borrowings in an aggregate amount up to 50% of excess cash flow, as defined in the Credit Agreement, for such fiscal year depending on the Total Leverage Ratio. On June 30, 2020, the Borrower made a $9.6 million voluntary principal payment on the Term Loan Facility.

As of September 30, 2020, the average interest rate on the Term Loan Facility was 3.50%. The following table details the outstanding amounts and available borrowings under the Senior Secured Credit Facilities as of (in thousands):

	September 30,	December 31,
	2020	2019
Senior Secured Credit Facilities:
Term Loan Facility:
Principal amount of borrowings	$1,195,000	$1,195,000
Less: cumulative principal payments	(50,511)	(31,898)
Less: unamortized original issue discount	(3,516)	(4,320)
Less: finance costs	(8,625)	(10,667)
	1,132,348	1,148,115
Less: current portion	(11,991)	(11,991)
Long-term debt, net of current portion	$1,120,357	$1,136,124
Revolving Credit Facility:
Total commitment	$35,000	$35,000
Less: outstanding letters of credit	(5,560)	(4,112)
Less: availability reduction due to Total Leverage Ratio	—	(21,622)
Additional borrowing capacity	$29,440	$9,266

The Senior Secured Credit Facilities are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by each of the Company’s existing and future domestic restricted subsidiaries with the exception of FreedomRoads Intermediate Holdco, LLC, the direct parent of FR, and FR and its subsidiaries. The Credit Agreement contains certain restrictive covenants pertaining to, but not limited to, mergers, changes in the nature of the business, acquisitions, additional indebtedness, sales of assets, investments, and the prepayment of dividends subject to certain limitations and minimum operating covenants. Additionally, management has determined that the Senior Secured Credit Facilities include subjective acceleration clauses which could impact debt classification. Management has determined that no events have occurred at September 30, 2020 that would trigger a subjective acceleration clause.

The Credit Agreement requires the Borrower and its subsidiaries to comply on a quarterly basis with a maximum Total Leverage Ratio (as defined in the Credit Agreement), which covenant is in effect only if, as of the end of each calendar quarter, the aggregate amount of borrowings under the revolving credit facility (including swingline loans), letters of credit and unreimbursed letter of credit disbursements outstanding at such time (minus the lesser of (a) $5.0 million and (b) letters of credit outstanding) is greater than 30% of the aggregate amount of the Revolving Lenders’ Revolving Commitments (minus the lesser of (a) $5.0 million and (b) letters of credit outstanding), as defined in the Credit Agreement. As of September 30, 2020, the Company was not subject to this covenant as borrowings under the Revolving Credit Facility did not exceed the 30% threshold. At September 30, 2020, the Company would have met this covenant if the Company had exceeded the 30% threshold. The Company was in compliance with all applicable debt covenants at September 30, 2020 and December 31, 2019.

Real Estate Facility

As of September 30, 2020 and December 31, 2019, Camping World Property, Inc. (the ‘‘Real Estate Borrower’’), an indirect wholly-owned subsidiary of CWGS, LLC, and CIBC Bank USA (“Lender”), were party to a loan and security agreement for a real estate credit facility with an aggregate maximum principal capacity of $21.5 million (“Real Estate Facility”). Borrowings under the Real Estate Facility are guaranteed by CWGS

Group, LLC, a wholly-owned subsidiary of CWGS, LLC. The Real Estate Facility may be used to finance the acquisition of real estate assets. The Real Estate Facility is secured by first priority security interest on the real estate assets acquired with the proceeds of the Real Estate Facility (“Real Estate Facility Properties”). The Real Estate Facility matures on October 31, 2023.

As of September 30, 2020, a principal balance of $4.6 million was outstanding under the Real Estate Facility, and the interest rate was 3.08% with a commitment fee of 0.50% of the aggregate unused principal amount of the Real Estate Facility. As of September 30, 2020, the Company had no available capacity under the Real Estate Facility.

In August 2020, the Company entered into an agreement to lease an owned property for a former distribution center in Greenville, North Carolina to a third party. By entering into this lease, the Company was required to pay down $10.3 million of the Real Estate Facility in August 2020. Additionally, in September 2020, the Company sold an owned property relating to the other former distribution center in Greenville, North Carolina to a third party. By selling this property, the Company was required to pay down $3.4 million of the Real Estate Facility in September 2020.

Management has determined that the credit agreement governing the Real Estate Facility includes subjective acceleration clauses which could impact debt classification. Management has determined that no events have occurred at September 30, 2020 that would trigger a subjective acceleration clause. Additionally, the Real Estate Facility is subject to certain cross default provisions, a debt service coverage ratio, and other customary covenants. The Company was in compliance with all debt covenants at September 30, 2020 and December 31, 2019.

7. Lease Obligations

The following presents certain information related to the costs for leases ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating lease cost	$30,117	$30,469	$91,134	$91,287
Finance lease cost:
Amortization of finance lease assets	804	—	1,852	—
Interest on finance lease liabilities	422	—	829	—
Short-term lease cost	349	851	1,228	2,437
Variable lease cost	7,205	550	18,260	1,652
Sublease income	(476)	(480)	(1,343)	(996)
Net lease costs	$38,421	$31,390	$111,960	$94,380

The following presents components of lease assets and lease liabilities, and the associated financial statement line items ($ in thousands):

		September 30,	December 31,
Lease Assets and Liabilities	Financial Statement Line Items	2020	2019
Operating lease assets	Operating lease assets	$781,615	$807,537
Finance lease assets	Property and equipment, net	28,210	—
Total lease assets, net		$809,825	$807,537

Operating lease liabilities - current	Current portion of operating lease liabilities	$60,933	$58,613
Finance lease liabilities - current	Current portion of long-term debt	2,035	—
Operating lease liabilities - non-current	Operating lease liabilities, net of current portion	818,452	843,312
Finance lease liabilities - non-current	Long-term debt, net of current portion	25,877	—
Total lease liabilities		$907,297	$901,925

The following presents supplemental cash flow information related to leases ($ in thousands):

	Nine Months Ended September 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$91,459	$90,835
Operating cash flows for finance leases	666	—
Financing cash flows for finance leases	2,030	—
Lease assets obtained in exchange for lease liabilities:
New, remeasured, and terminated operating leases	$21,730	$86,349
New finance leases	29,522	—

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

	Fair Value	September 30, 2020		December 31, 2019
($ in thousands)	Measurement	Carrying Value	Fair Value	Carrying Value	Fair Value
Term Loan Facility	Level 2	$1,132,348	$1,113,016	$1,148,115	$1,104,947
Floor Plan Facility Revolving Line of Credit	Level 2	20,885	20,869	40,885	41,299
Real Estate Facility	Level 2	4,610	4,610	19,521	21,030

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

The Ronge and Strougo Complaints were consolidated and lead plaintiffs (the “Ronge Lead Plaintiffs”) appointed by the court. On February 27, 2019, the Ronge lead plaintiffs filed a consolidated complaint against the Company, certain of its officers, directors, Crestview Partners II GP, L.P. and Crestview Advisors, L.L.C.,

and the underwriters of the May and October 2017 secondary offerings of the Company’s Class A common stock (the “Consolidated Complaint”). The Consolidated Complaint alleges violations of Sections 11 and 12(a)(2) of the Securities Act of 1933, as well as Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, based on allegedly materially misleading statements or omissions of material facts necessary to make certain statements not misleading related to the business, operations, and management of the Company. Additionally, it alleges that certain of the Company’s officers and directors, Crestview Partners II GP, L.P., and Crestview Advisors, L.L.C. violated Section 15 of the Securities Act of 1933 and Section 20(a) of the Securities Exchange Act of 1934, as amended, by allegedly acting as controlling persons of the Company. The lawsuit brings claims on behalf of a putative class of purchasers of the Company’s Class A common stock between March 8, 2017 and August 7, 2018, and seeks compensatory damages, rescission, attorneys’ fees and costs, and any equitable or injunctive relief the court deems just and proper. On May 17, 2019, the Company, along with the other defendants, moved to dismiss the Consolidated Complaint. On March 12, 2020, Ronge Lead Plaintiffs filed an Amended Consolidated Complaint, adding those allegations contained in the Geis Complaint (defined below). On March 13, Ronge Lead Plaintiffs filed an unopposed motion for preliminary approval of class action settlement, which the Court granted on April 7, 2020. On August 5, 2020, the Court granted final approval of the class action settlement and the case was dismissed with prejudice. The settlement was paid directly by the Company’s insurance carriers.

On December 12, 2018, a putative class action complaint styled International Union of Operating Engineers Benefit Funds of Eastern Pennsylvania and Delaware v. Camping World Holdings Inc., et al. was filed in the Supreme Court of the State of New York, New York County, on behalf of all purchasers of Camping World Class A common stock issued pursuant and/or traceable to a secondary offering of such securities in October 2017 (“IUOE Complaint”). The IUOE Complaint names as defendants the Company, and certain of its officers and directors, among others, and alleges violations of Sections 11, 12(a), and 15 of the Securities Act of 1933 based on allegedly materially misleading statements or omissions of material facts necessary to make certain statements not misleading and seeks compensatory damages, including prejudgment and post-judgement interest, attorneys’ fees and costs, and any equitable or injunctive relief the court deems just and proper, including rescission. On February 28, 2019, the Company, along with the other defendants, moved to dismiss this action. The parties argued the merits of defendants’ motion to dismiss before the Supreme Court of the State of New York, Commercial Division, on September 6, 2019. The Court granted in part and denied in part the motion to dismiss on April 22, 2020. On July 13, 2020, the parties entered into a confidential settlement agreement resolving the named plaintiff’s claims. The putative class’s claims were duplicative of certain claims in the Ronge case described above, and thus were included in the settlement agreement that the Ronge court approved at the settlement hearing on August 5, 2020. The parties filed a joint stipulation to dismiss the IUOE Complaint with prejudice on August 6, 2020. The Court entered an order of final dismissal on September 8, 2020.

On February 22, 2019, a putative class action complaint styled Daniel Geis v. Camping World Holdings, Inc., et al. was filed in the Circuit Court of Cook County, Illinois, Chancery Division, on behalf of all purchasers of Camping World Class A common stock in and/or traceable to the Company’s initial public offering on October 6, 2016 (“Geis Complaint”). The Geis Complaint names as defendants the Company, certain of its officers and directors, and the underwriters of the offering, and alleges violations of Sections 11, 12(a)(2), and 15 of the Securities Act of 1933 based on allegedly materially misleading statements or omissions of material facts necessary to make certain statements not misleading. The Geis Complaint seeks compensatory damages, prejudgment and post-judgment interest, attorneys’ fees and costs, and any other and further relief the court deems just and proper. On April 19, 2019, the Company, along with the other defendants, moved to dismiss this action. The parties argued the merits of defendants’ motion to dismiss before the Circuit Court of Cook County, Illinois, Chancery Division on August 20, 2019. On August 26, 2019, the Court stayed the Geis Complaint pending resolution of the motion to dismiss the Consolidated Complaint that is pending in the United States District Court for the Northern District of Illinois. The Geis plaintiff became a plaintiff in Ronge, and the Geis putative class’s claims were duplicative of certain claims in the Ronge case described above, and thus were included in the settlement agreement that the Ronge court approved on August 5, 2020. The parties filed a joint stipulation to dismiss the Geis Complaint with prejudice on August 5, 2020.

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

On April 17, 2019, a shareholder derivative suit styled Lincolnshire Police Pension Fund v. Camping World Holdings, Inc., et al., was filed in the Court of Chancery of the State of Delaware, alleging breaches of fiduciary duty for alleged failure to implement effective disclosure controls and internal controls over financial reporting and to properly oversee certain acquisitions and for alleged insider trading and unjust enrichment for compensation received during that time (the “LPPF Complaint”). The LPPF Complaint names the Company as nominal defendant, and names certain of the Company’s officers and directors, among others, as defendants and seeks compensatory damages, extraordinary equitable and/or injunctive relief, restitution and disgorgement, attorneys’ fees and costs, and any other and further relief the court deems just and proper. On May 30, 2019, the Court granted the parties’ joint motion to consolidate the Hunnewell and LPPF Complaints (as well as any future filed actions relating to the subject matter) and stay the newly consolidated action pending the resolution of defendants’ motion to dismiss in the Ronge action. Following the Ronge court’s approval of settlement and entry of a final judgment and order dismissing the Ronge action with prejudice, on August 31, 2020, the parties filed a stipulation and proposed order designating the LPPF Complaint as the operative complaint in the consolidated action, and setting forth a schedule for defendants to respond to that Complaint, which the Court granted. On October 30, 2020, the Company, along with the other defendants, moved to dismiss this action.

On August 6, 2019, two shareholder derivative suits, styled Janssen v. Camping World Holdings, Inc., et al., and Sandler v. Camping World Holdings, Inc. et al., were filed in the U.S. District Court of Delaware.  Both actions name the Company as a nominal defendant, and name certain of the Company’s officers and directors, Crestview Partners II GP, L.P. and Crestview Advisors, L.L.C. as defendants, and allege: (i) violations of Section 14(a) of the Securities Exchange Act for issuing proxy statements that allegedly omitted material information and allegedly included materially false and misleading financial statements; (ii) violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934, seeking contribution for causing the Company to issue allegedly false and misleading statements and/or allegedly omit material information in public statements and/or Company filings concerning the Company’s financial performance, the effectiveness of internal controls to ensure accurate financial reporting, and the success and profitability of the integration and rollout of Gander Outdoors (now Gander RV) stores; (iii) breaches of fiduciary duty, unjust enrichment, abuse of control, and gross mismanagement for allegedly causing or allowing the Company to disseminate to Camping World shareholders materially misleading and inaccurate information through the Company’s SEC filings; and (iv) breach of fiduciary duties for alleged insider selling and misappropriation of information (together, the “Janssen and Sandler Complaints”). The Janssen and Sandler Complaints seek restitutionary and/or compensatory damages, injunctive relief, disgorgement of all profits, benefits, and other compensation obtained by the certain of the Company’s officers and directors, attorneys’ fees and costs, and any other and further relief the court deems just and proper. We are only a nominal defendant in the Janssen and Sandler Complaints. On September 25, 2019, the Court granted the parties’ joint motion to consolidate the action and stay the action pending resolution of defendants’ motion to dismiss in the Ronge action. Following the Ronge court’s approval of settlement and entry of a final judgment and order dismissing the Ronge action with prejudice, the case remains stayed while the parties confer regarding the schedule for further proceedings in the action.

No assurance can be made that these or similar suits will not result in a material financial exposure in excess of insurance coverage, which could have a material adverse effect upon the Company’s financial condition and results of operations.

From time to time, the Company is involved in other litigation arising in the normal course of business operations.

10. Statement of Cash Flows

Supplemental disclosures of cash flow information for the following periods (in thousands) were as follows:

	Nine Months Ended
	September 30,	September 30,
	2020	2019
Cash paid during the period for:
Interest	$58,632	$81,647
Income taxes	25,244	6,046
Non-cash investing activities:
Leasehold improvements paid by lessor	74	20,121
Vehicles transferred to property and equipment from inventory	(70)	575
Capital expenditures in accounts payable and accrued liabilities	1,554	4,530
Non-cash financing activities:
Par value of Class A common stock issued in exchange for common units in CWGS, LLC	48	—
Par value of Class A common stock issued for vested restricted stock units	3	2

11. Acquisitions

During the nine months ended September 30, 2020, the Company did not acquire any businesses. During the nine months ended September 30, 2019, subsidiaries of the Company acquired the assets of five RV dealerships that constituted businesses under accounting rules. The Company used a combination of cash and floor plan financing to complete the acquisitions. The Company considers acquisitions of independent dealerships to be a fast and capital efficient alternative to opening new RV and Outdoor Retail locations to expand its business and grow its customer base. The acquired businesses were recorded at their estimated fair values under the acquisition method of accounting. The balance of the purchase prices in excess of the fair values of net assets acquired were recorded as goodwill.

During the nine months ended September 30, 2019, the RV and Outdoor Retail segment acquired the assets of RV dealerships for an aggregate purchase price of approximately $48.4 million. The purchases were partially funded through $13.9 million of borrowings under the Floor Plan Facility. For the nine months ended September 30, 2019, the Company purchased real property of $27.8 million of which $2.9 million was from parties related to the sellers of the businesses.

The estimated fair values of the assets acquired and liabilities assumed for the acquisitions of dealerships, retail and consumer shows consist of the following:

	Nine Months Ended September 30,
($ in thousands)	2020	2019
Tangible assets (liabilities) acquired (assumed):
Inventories, net	$(125)	$19,871
Prepaid expenses and other assets	—	95
Property and equipment, net	—	360
Accounts payable	—	(2)
Accrued liabilities	—	(113)
Total tangible net assets acquired	(125)	20,211
Goodwill	125	28,198
Purchase price	—	48,409
Cash paid for acquisitions, net of cash acquired	—	48,409
Inventory purchases financed via floor plan	—	(13,854)
Cash payment net of floor plan financing	$—	$34,555

For the nine months ended September 30, 2020, the fair values above represent measurement period adjustments for valuation of acquired inventories relating to dealership acquisitions during the year ended December 31, 2019. The primary items that generated the goodwill are the value of the expected synergies between the acquired businesses and the Company and the acquired assembled workforce, neither of which qualify for recognition as a separately identified intangible asset. For the nine months ended September 30, 2020 and 2019, acquired goodwill of $0.1 million and $28.2 million, respectively, is expected to be deductible for tax purposes. Included in the nine months ended September 30, 2019 consolidated financial results were $34.2 million of revenue and $1.3 million of pre-tax loss of the acquired dealerships from the applicable acquisition dates. Pro forma information on these acquisitions has not been included, because the Company has deemed them to not be individually or cumulatively material.

12. Income Taxes

CWH is organized as a Subchapter C corporation and, as of September 30, 2020, is a 47.7% owner of CWGS, LLC (see Note 14 — Stockholders’ Equity and Note 15 — Non-Controlling Interests). CWGS, LLC is organized as a limited liability company and treated as a partnership for federal tax purposes, with the exception of Americas Road and Travel Club, Inc., Camping World, Inc. (“CW”), and FreedomRoads RV, Inc. and their wholly-owned subsidiaries, which are Subchapter C corporations.

On January 1, 2019, the Company transferred certain assets relating to its Good Sam Club and co-branded credit card from its indirect wholly-owned subsidiary, GSS Enterprises LLC (“GSS”), to its indirect wholly-owned subsidiary, CW, a corporation. As a result of this transfer, the Company recorded an estimated $14.4 million of net income tax expense during the nine months ended September 30, 2019 due to the revaluation of certain deferred tax assets and related changes in valuation allowance. As a result of transferring certain assets relating to its Good Sam Club and co-branded credit card from GSS to CW, as described above, the Company also re-evaluated the impact on its Tax Receivable Agreement liability related to the reduction of future expected tax amortization. The reduction in future expected tax amortization reduced the Tax Receivable Agreement liability by an estimated $7.2 million. Unrelated to the transfer described above, the Tax Receivable Agreement liability was reduced by an additional $1.1 million during the nine months ended September 30, 2019 for changes in estimated state income tax rates applicable to CWH. As a result of these adjustments to the Tax Receivable Agreement liability, the Company recorded an estimated $8.5 million of other income in the condensed consolidated statement of operations for the nine months ended September 30, 2019.

As further described in Note 1 — Summary of Significant Accounting Policies — COVID-19, in response to the COVID-19 pandemic, many governments have enacted or are contemplating measures to provide aid and economic stimulus. These measures may include deferring the due dates of income tax and payroll tax payments or other changes to their income and non-income-based tax laws. The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020 in the U.S., includes measures to assist companies, including temporary changes to income and non-income-based tax laws. For the three and nine months ended September 30, 2020, there were no material tax impacts to the Company’s condensed consolidated financial statements as it relates to COVID-19 measures other than the deferral of non-income-based payroll taxes under the CARES Act of $19.8 million as of September 30, 2020, which were included in other long-term liabilities in the condensed consolidated balance sheets. The Company will continue to monitor additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service and others.

For the three and nine months ended September 30, 2020, the Company’s effective income tax rate was 12.6% and 13.4%, respectively. For the three and nine months ended September 30, 2019, the Company’s effective income tax rate was negative as a result of incurring income tax expense on a loss before income taxes for both periods. The increase is primarily a result of higher income incurred at CWGS, LLC for which the Company is subject to U.S. federal and state taxes on its allocable share, partially offset by operating losses recorded by CW for which no tax benefit can be recognized and absent the transfer of certain assets between subsidiaries in the prior period, which had resulted in the $14.4 million of net income tax expense described above. The Company's effective income tax rate for the nine months ended September 30, 2020 was 13.4%, which differed from the federal statutory rate of 21.0% primarily due to a portion of the Company’s earnings being attributable to non-controlling interests in limited liability companies which are not subject to corporate level taxes and losses at certain subsidiaries for which an income tax benefit was not recorded, since there was a full valuation allowance against the related deferred tax assets of those subsidiaries.

The Company evaluates its deferred tax assets on a quarterly basis to determine if they can be realized and establishes valuation allowances when it is more likely than not that all or a portion of the deferred tax assets may not be realized. At September 30, 2020 and December 31, 2019, the Company determined that all of its deferred tax assets (except those of CW and the Outside Basis Deferred Tax Asset discussed below) are more likely than not to be realized. The Company maintains a full valuation allowance against the deferred tax assets of CW, since it was determined that it is more likely than not, based on available objective evidence, that CW would have insufficient taxable income in the current or carryforward periods under the tax laws to realize the future tax benefits of its deferred tax assets. The Company maintains a partial valuation allowance against the Outside Basis Deferred Tax Asset pertaining to the portion that is not amortizable for tax purposes, since the Company would likely only realize the non-amortizable portion of the Outside Basis Deferred Tax Asset if the investment in CWGS, LLC was divested.

The Company is party to the Tax Receivable Agreement that provides for the payment by the Company to the Continuing Equity Owners and Crestview Partners II GP, L.P. of 85% of the amount of tax benefits, if any, the Company actually realizes, or in some circumstances is deemed to realize, as a result of (i) increases in the tax basis from the purchase of common units from Crestview Partners II GP, L.P. in exchange for Class A common stock in connection with the consummation of the IPO and the related transactions and any future redemptions that are funded by the Company and any future redemptions or exchanges of common units by Continuing Equity Owners as described above and (ii) certain other tax benefits attributable to payments made under the Tax Receivable Agreement. During the nine months ended September 30, 2020 and 2019, 4,832,497 and 5,725 common units in CWGS, LLC, respectively, were exchanged for Class A common stock subject to the provisions of the Tax Receivable Agreement. The Company recognized a liability for the Tax Receivable Agreement payments due to those parties that redeemed common units, representing 85% of the aggregate tax benefits the Company expects to realize from the tax basis increases related to the exchange, after concluding it was probable that the Tax Receivable Agreement payments would be paid based on estimates of future taxable income. As of September 30, 2020 and December 31, 2019, the amount of Tax Receivable Agreement payments due under the Tax Receivable Agreement was $140.0 million and $114.8 million, respectively, of which $8.2 million and $6.6 million, respectively, was included in the current portion of the Tax Receivable Agreement liability in the condensed consolidated balance sheets. The Deferred Tax Asset in the investment in CWGS, LLC increased $37.0 million as a result of Crestview Partners II GP, L.P.’s redemption of 4.7 million common units in CWGS, LLC for 4.7 million shares of the Company’s Class A common stock during the three months ended September 30, 2020.

13. Related Party Transactions

Transactions with Directors, Equity Holders and Executive Officers

FreedomRoads leases various RV and Outdoor Retail locations from managers and officers. During the three months ended September 30, 2020 and 2019, the related party lease expense for these locations was $0.5 million and $0.5 million, respectively. During the nine months ended September 30, 2020 and 2019, the related party lease expense for these locations was $1.5 million and $1.5 million, respectively.

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

Other Transactions

The Company does business with certain companies in which Mr. Lemonis has a direct or indirect material interest. The Company purchased fixtures for interior store sets at the Company’s retail locations from

Precise Graphix. Mr. Lemonis has a 67% economic interest in Precise Graphix. The Company paid Precise Graphix $0 million and $0.4 million for the three months ended September 30, 2020 and 2019, respectively, and $0.3 million and $1.3 million for the nine months ended September 30, 2020 and 2019, respectively.

The Company does business with certain companies in which Stephen Adams, a member of the Company’s board of directors, has a direct or indirect material interest. The Company from time to time purchases advertising services from Adams Radio of Fort Wayne LLC (“Adams Radio”), in which Mr. Adams has an indirect 90% interest. The Company paid Adams Radio $0 for both the three months ended September 30, 2020 and 2019, and $0 and $0.2 million for the nine months ended September 30, 2020 and 2019, respectively.

The Company paid Kaplan, Strangis and Kaplan, P.A., of which Andris A. Baltins is a member, and a member of the Company’s board of directors, $0.1 million and $0.1 million during the nine months ended September 30, 2020 and 2019, respectively, for legal services.

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

15. Non-Controlling Interests

As described in Note 14 — Stockholders’ Equity, CWH is the sole managing member of CWGS, LLC and, as a result, consolidates the financial results of CWGS, LLC. The Company reports a non-controlling interest representing the common units of CWGS, LLC held by Continuing Equity Owners. Changes in CWH’s ownership interest in CWGS, LLC while CWH retains its controlling interest in CWGS, LLC will be accounted for as equity transactions. As such, future redemptions or direct exchanges of common units of CWGS, LLC by the Continuing Equity Owners will result in a change in ownership and reduce or increase the amount recorded as non-controlling interest and increase or decrease additional paid-in capital when CWGS, LLC has positive or negative net assets, respectively. At September 30, 2020 and December 31, 2019, CWGS, LLC had negative net assets, which resulted in negative non-controlling interest amounts on the condensed consolidated balance sheets. At the end of each period, the Company will record a non-controlling interest adjustment to additional paid-in capital such that the non-controlling interest on the condensed consolidated balance sheet is equal to the non-controlling interest’s ownership share of the underlying CWGS, LLC net assets (see the condensed consolidated statement of stockholders’ equity (deficit)).

As of September 30, 2020 and December 31, 2019, there were 89,561,373 and 89,158,273 common units of CWGS, LLC outstanding, respectively, of which CWH owned 42,724,586 and 37,488,989 common units of CWGS, LLC, respectively, representing 47.7% and 42.0% ownership interests in CWGS, LLC, respectively, and the Continuing Equity Owners owned 46,836,787 and 51,669,284 common units of CWGS, LLC, respectively, representing 52.3% and 58.0% ownership interests in CWGS, LLC, respectively.

During the three months ended September 30, 2020, Crestview redeemed 4.7 million common units of CWGS, LLC in exchange for 4.7 million shares of the Company’s Class A common stock, which also resulted in the cancellation of 4.7 million shares of the Company’s Class B common stock that was previously held by Crestview.

The following table summarizes the effects of changes in ownership in CWGS, LLC on the Company’s equity:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2020	2019	2020	2019
Net income (loss) attributable to Camping World Holdings, Inc.	$58,050	$(30,692)	$107,967	$(32,070)
Transfers to non-controlling interests:
Decrease in additional paid-in capital as a result of the purchase of common units from CWGS, LLC with proceeds from the exercise of stock options	(1,767)	—	(1,872)	—
Increase in additional paid-in capital as a result of the vesting of restricted stock units	481	300	553	443
Decrease in additional paid-in capital as a result of repurchases of Class A common stock for withholding taxes on vested RSUs	(958)	(547)	(1,517)	(820)
Increase in additional paid-in capital as a result of the redemption of common units of CWGS, LLC	21,801	—	21,863	12
Change from net income (loss) attributable to Camping World Holdings, Inc. and transfers to non-controlling interests	$77,607	$(30,939)	$126,994	$(32,435)

16. Equity-based Compensation Plans

The following table summarizes the equity-based compensation that has been included in the following line items within the consolidated statements of operations during:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
($ in thousands)	2020	2019	2020	2019
Equity-based compensation expense:
Costs applicable to revenue	$292	$231	$639	$646
Selling, general, and administrative	5,909	2,703	13,056	8,867
Total equity-based compensation expense	$6,201	$2,934	$13,695	$9,513

The following table summarizes stock option activity for the nine months ended September 30, 2020:

Stock Options
(in thousands)
Outstanding at December 31, 2019	745
Exercised	(153)
Forfeited	(55)
Outstanding at September 30, 2020	537
Options exercisable at September 30, 2020	354

The following table summarizes restricted stock unit activity for the nine months ended September 30, 2020:

Restricted
Stock Units
(in thousands)
Outstanding at December 31, 2019	1,806
Granted	2,516
Vested	(315)
Forfeited	(205)
Outstanding at September 30, 2020	3,802

In June 2020, the Company entered into a consulting agreement with Melvin Flanigan that became effective after his resignation as the Company’s Chief Financial Officer and Secretary on June 30, 2020. Prior to Mr. Flanigan’s resignation from his employment with the Company, he was previously granted awards of (a) 62,500 restricted stock units (“RSUs”) on January 21, 2019 (the “First Award”), and (b) 60,000 RSUs on November 12, 2019 (the “Second Award”) pursuant to the Company’s 2016 Incentive Award Plan. The consulting agreement provides, among other things, that: (i) the remaining unvested 41,667 RSUs held by Mr. Flanigan pursuant to the First Award will vest on January 1, 2021, provided that the consulting agreement has not been terminated prior to December 31, 2020, and (ii) 20,000 unvested RSUs held by Mr. Flanigan pursuant to the Second Award that are scheduled to vest on November 15, 2020 will vest on such date, provided that the Consulting Agreement has not been terminated prior to such date. This modification resulted in an incremental equity-based compensation charge of $1.3 million relating to the modified RSUs which will be recorded, net of forfeitures, between June 2020 and December 31, 2020.

During the three months ended September 30, 2020, the Company granted 2.5 million RSUs to employees with an aggregate grant date fair value of $81.0 million and weighted-average grant date fair value of $32.97, which will be recognized, net of forfeitures, through August 2025.

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

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands except per share amounts)	2020	2019	2020	2019
Numerator:
Net income (loss)	$154,784	$(65,263)	$303,877	$(39,447)
Less: net (income) loss attributable to non-controlling interests	(96,734)	34,571	(195,910)	7,377
Net income (loss) attributable to Camping World Holdings, Inc. — basic and diluted	$58,050	$(30,692)	107,967	(32,070)
Add: reallocation of net income attributable to non-controlling interests from the assumed dilutive effect of stock options and RSUs	794	—	—	—
Add: reallocation of net income attributable to non-controlling interests from the assumed exchange of common units of CWGS, LLC for Class A common stock	—	—	140,811	—
Net income (loss) attributable to Camping World Holdings, Inc. — diluted	$58,844	$(30,692)	$248,778	$(32,070)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands except per share amounts)	2020	2019	2020	2019
Denominator:
Weighted-average shares of Class A common stock outstanding — basic and diluted	39,880	37,361	38,356	37,266
Dilutive options to purchase Class A common stock	191	—	64	—
Dilutive restricted stock units	801	—	508	—
Dilutive common units of CWGS, LLC that are convertible into Class A common stock	—	—	50,954	—
Weighted-average shares of Class A common stock outstanding — diluted	40,872	37,361	89,882	37,266

Earnings (loss) per share of Class A common stock — basic	$1.46	$(0.82)	$2.81	$(0.86)
Earnings (loss) per share of Class A common stock — diluted	$1.44	$(0.82)	$2.77	$(0.86)

Weighted-average anti-dilutive securities excluded from the computation of diluted earnings per share of Class A common stock:
Stock options to purchase Class A common stock	—	767	483	809
Restricted stock units	1,761	1,266	1,028	1,373
Common units of CWGS, LLC that are convertible into Class A common stock	49,609	51,669	—	51,671

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

Reportable segment revenue; segment income; floor plan interest expense; depreciation and amortization; other interest expense, net; and total assets are as follows:

	Three Months Ended September 30, 2020				Three Months Ended September 30, 2019
	Good Sam	RV and			Good Sam	RV and
	Services	Outdoor	Intersegment		Services and	Outdoor	Intersegment
($ in thousands)	and Plans	Retail	Eliminations	Total	Plans	Retail	Eliminations	Total
Revenue:
Good Sam services and plans	$46,013	$—	$(72)	$45,941	$42,461	$—	$(226)	$42,235
New vehicles	—	909,401	(1,813)	907,588	—	682,131	(1,415)	680,716
Used vehicles	—	299,360	(709)	298,651	—	247,707	(556)	247,151
Products, service and other	—	277,022	(400)	276,622	—	296,906	(6,135)	290,771
Finance and insurance, net	—	142,091	(3,312)	138,779	—	117,158	(2,692)	114,466
Good Sam Club	—	11,172	—	11,172	—	12,633	—	12,633
Total consolidated revenue	$46,013	$1,639,046	$(6,306)	$1,678,753	$42,461	$1,356,535	$(11,024)	$1,387,972

	Nine Months Ended September 30, 2020				Nine Months Ended September 30, 2019
	Good Sam	RV and			Good Sam	RV and
	Services	Outdoor	Intersegment		Services and	Outdoor	Intersegment
($ in thousands)	and Plans	Retail	Eliminations	Total	Plans	Retail	Eliminations	Total
Revenue:
Good Sam services and plans	$139,397	$—	$(1,729)	$137,668	$135,750	$—	$(1,855)	$133,895
New vehicles	—	2,308,042	(4,962)	2,303,080	—	1,993,576	(4,413)	1,989,163
Used vehicles	—	782,292	(2,066)	780,226	—	674,843	(1,935)	672,908
Products, service and other	—	681,546	(1,129)	680,417	—	778,575	(18,502)	760,073
Finance and insurance, net	—	386,733	(8,180)	378,553	—	342,936	(8,354)	334,582
Good Sam Club	—	32,827	—	32,827	—	36,467	—	36,467
Total consolidated revenue	$139,397	$4,191,440	$(18,066)	$4,312,771	$135,750	$3,826,397	$(35,059)	$3,927,088

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
($ in thousands)	2020	2019	2020	2019
Segment income:(1)
Good Sam Services and Plans	$22,390	$18,247	$68,321	$61,869
RV and Outdoor Retail	182,275	(42,800)	370,786	32,512
Total segment income	204,665	(24,553)	439,107	94,381
Corporate & other	(2,283)	(2,655)	(7,177)	(9,742)
Depreciation and amortization	(12,304)	(14,104)	(38,949)	(41,644)
Other interest expense, net	(12,896)	(17,568)	(42,101)	(53,422)
Tax Receivable Agreement liability adjustment	—	—	—	8,477
Income before income taxes	$177,182	$(58,880)	$350,880	$(1,950)

(1)	Segment income is defined as income from operations before depreciation and amortization plus floor plan interest expense.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
($ in thousands)	2020	2019	2020	2019
Depreciation and amortization:
Good Sam Services and Plans	$868	$810	$2,392	2,498
RV and Outdoor Retail	11,436	13,294	36,557	39,146
Total depreciation and amortization	$12,304	$14,104	$38,949	$41,644

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
($ in thousands)	2020	2019	2020	2019
Other interest expense, net:
Good Sam Services and Plans	$2	$—	$2	$(1)
RV and Outdoor Retail	2,145	2,450	6,119	6,863
Subtotal	2,147	2,450	6,121	6,862
Corporate & other	10,749	15,118	35,980	46,560
Total other interest expense, net	$12,896	$17,568	$42,101	$53,422

	September 30,	December 31,
($ in thousands)	2020	2019
Assets:
Good Sam Services and Plans	$152,312	$138,360
RV and Outdoor Retail	2,913,045	3,047,652
Subtotal	3,065,357	3,186,012
Corporate & other	241,483	190,228
Total assets	$3,306,840	$3,376,240

19. Subsequent Event

Stock Repurchase Program

On October 30, 2020, the Company’s Board of Directors authorized a stock repurchase program for the repurchase of up to $100.0 million of the Company’s Class A common stock, expiring on October 31, 2022. Repurchases under the program may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases to be determined at the Company’s discretion, depending on market conditions and corporate needs. Open market repurchases will be structured to occur in accordance with applicable federal securities laws, including within the pricing and volume requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The Company may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of its shares under this authorization. This program does not obligate the Company to acquire any particular amount of Class A common stock and the program may be extended, modified, suspended or discontinued at any time at the Board’s discretion. The Company expects to fund the repurchases using cash on hand.

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

For purposes of this Form 10-Q, we define an "Active Customer" as a customer who has transacted with us in any of the eight most recently completed fiscal quarters prior to the date of measurement. Unless otherwise indicated, the date of measurement is September 30, 2020, our most recently completed fiscal quarter.  Additionally, references herein to the approximately 11 million U.S. households that own a recreational vehicle ("RV") are based on data from the RV Industry Association.

Overview

Camping World Holdings, Inc. (together with its subsidiaries) is America’s largest retailer of recreational RVs and related products and services. Our vision is to build a long-term legacy business that makes RVing fun and easy, and our Camping World and Good Sam brands have been serving RV consumers since 1966. We strive to build long-term value for our customers, employees, and shareholders by combining a unique and comprehensive assortment of RV products and services with a national network of RV dealerships, service centers and customer support centers along with the industry’s most extensive online presence and a highly-trained and knowledgeable team of associates serving our customers, the RV lifestyle, and the communities in which we operate. We also believe that our Good Sam organization and family of programs and services uniquely enables us to connect with our customers as stewards of the RV lifestyle. On September 30, 2020, we operated a total of 163 retail locations, with 162 of these selling and/or servicing RVs. See Note 1 – Summary of Significant Accounting Policies to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

After several years of strong growth, the overall RV industry experienced decelerating demand for new vehicles in 2018 and 2019. Along with the decelerating demand trends, wholesale shipments of new RV vehicles declined 16.0% in 2019 according to the RV Industry Association’s survey of manufacturers. In late 2019, the demand for new RVs across the overall RV industry began improving and wholesale shipments of new RVs increased 13.2% in the first two months of 2020 according to the RV Industry Association’s survey of manufacturers. Despite a six to eight week shutdown by RV manufacturers this spring, wholesale shipments of RVs for the nine months ended September 2020 decreased only 3.2% versus the comparable period in 2019. Wholesale shipments for the three months ended September 30, 2020 increased 32.9% versus the comparable period in 2019, with the travel trailer group showing the largest increase.

With the COVID-19 crisis causing many state and local governments to issue “stay-at-home” and “shelter-in-place” restrictions in mid-to-late March, sales and traffic levels across the RV industry declined significantly in April 2020. In response to the COVID-19 pandemic, many RV manufacturers, including Thor Industries, Forest River, Inc., and Winnebago Industries, temporarily suspended production from late March to mid-May. This led to a 44.6% decrease in wholesale shipments of new RVs for the three month period of March, April, and May 2020, according to the RV Industry Association’s survey of manufacturers. In conjunction with the stay-at-home and shelter-in-place restrictions enacted in many areas, the Company saw significant sequential declines in its overall customer traffic levels and its overall revenues from the mid-March to mid-to-late April 2020 timeframe. In the latter part of April, the Company began to see a significant improvement in its online web traffic levels and number of electronic leads, and in early May, the Company began to see improvements in its overall revenue levels. As the stay-at-home restrictions began to ease across certain areas of the country the Company experienced significant acceleration in its in-store and online traffic, lead generation, and revenue trends in May continuing through at least October 2020. The Company has also taken steps to add new private label lines, expand its relationships with smaller RV manufacturers, and acquire used inventory from distressed sellers to help manage risks in its supply chain.

On September 15, 2020 we announced a number of initiatives heading into 2021, including plans to launch a peer-to-peer RV rental service, and a mobile RV technician marketplace, as well as plans to acquire RV dealerships. These initiatives continue to keep RVs as the focal point while expanding our value proposition to the consumer and, in particular, to our 2.1 million active Good Sam members. The investment made to date in these initiatives is not material to our results of operations.

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

In response to the pandemic, we have implemented preparedness plans to keep our employees and customers safe, which include social distancing, providing employees with face coverings and/or other protective clothing as required, implementing additional cleaning and sanitization routines, and work-from-home orders for a significant portion of our workforce. The majority of our RV and Outdoor Retail locations have continued to operate as essential businesses and consequently have remained open to serve our customers through the pandemic, and we continue to operate our e-commerce business. As of September 30, 2020, we have temporarily closed three of our dealerships as a result of COVID-19. These three dealerships have remained closed to allow us to allocate their share of inventory procurement to the currently open locations. We temporarily reduced salaries and hours throughout the Company, including for our executive officers and implemented headcount and other cost reductions primarily from the middle of March 2020 through the middle of May 2020, in an attempt to better align expenses with the initially expected reduced sales resulting from the impact of COVID-19 on our business. Most of these temporary salary reductions ended in May 2020 as the adverse impacts of the pandemic began to decline and we increased hours for certain employees and reinstated many positions from the initial headcount reductions as the demand for our products increased.

In conjunction with the stay-at-home and shelter-in-place restrictions enacted in many areas, we saw significant sequential declines in overall customer traffic levels and overall revenues from the mid-March to mid-to-late April 2020 timeframe. In the latter part of April, we began to see a significant improvement in online web traffic levels, and in early May, we began to see improvements in overall revenue levels. As the stay-at-home restrictions began to ease across certain areas of the country, we experienced significant acceleration in our in-store traffic and revenue trends in May and continuing through at least October 2020. We believe that as schools adjust to remote learning options, and business closures increase again with the recent rise in cases, the demand will remain elevated as consumers continue to view RV’s as an opportunity to work and school remotely.

We have been implementing marketing and operational plans to optimize our leadership position through the pandemic, regardless of the ultimate timing and slope of the recovery curve. We have adapted our sales practices to accommodate customers’ safety concerns in this COVID-19 environment, such as offering virtual tours of RVs and providing home delivery options.

If stay-at-home and shelter-in-place restrictions are put back into place or as other modes of transportation and vacation options recover from the impact of COVID-19, the increased demand for our products may not be sustained. We are unable to accurately quantify the impact that COVID-19 could have on our business, results of operations and liquidity due to numerous uncertainties, including the severity of the disease, the duration of the pandemic, including additional waves of infection, the economic impact of the pandemic, actions that may be taken by governmental authorities and other as yet unanticipated consequences. In addition, there could be weakening demand for items that are not basic goods, and our supply chain could be disrupted in the future as a result of the outbreak, such as if Thor Industries, Inc. were to again close its North American production facilities as it did from late March to early May 2020. Either of these events could have a materially adverse impact on our operating results. Please refer to “Risk Factors” in Item 1A of Part II of this Form 10-Q for updated risk factors related to the COVID-19 outbreak.

Strategic Shift

In 2019, we made a strategic decision to refocus our business around our core RV competencies. See Note 4 — Restructuring and Long-lived Asset Impairment to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

Results of Operations

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

The following table sets forth information comparing the components of net income (loss) for the three months ended September 30, 2020 and 2019:

	Three Months Ended
	September 30, 2020		September 30, 2019
		Percent of		Percent of	Favorable/ (Unfavorable)
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%

Revenue:
Good Sam Services and Plans	$45,941	2.7%	$42,235	3.0%	$3,706	8.8%
RV and Outdoor Retail:
New vehicles	907,588	54.1%	680,716	49.0%	226,872	33.3%
Used vehicles	298,651	17.8%	247,151	17.8%	51,500	20.8%
Products, service and other	276,622	16.5%	290,771	20.9%	(14,149)	(4.9%)
Finance and insurance, net	138,779	8.3%	114,466	8.2%	24,313	21.2%
Good Sam Club	11,172	0.7%	12,633	0.9%	(1,461)	(11.6%)
Subtotal	1,632,812	97.3%	1,345,737	97.0%	287,075	21.3%
Total revenue	1,678,753	100.0%	1,387,972	100.0%	290,781	21.0%

Gross profit (exclusive of depreciation and amortization shown separately below):
Good Sam Services and Plans	27,341	1.6%	22,834	1.6%	4,507	19.7%
RV and Outdoor Retail:
New vehicles	177,413	10.6%	81,998	5.9%	95,415	116.4%
Used vehicles	75,618	4.5%	52,204	3.8%	23,414	44.9%
Products, service and other	104,956	6.3%	57,597	4.1%	47,359	82.2%
Finance and insurance, net	138,779	8.3%	114,466	8.2%	24,313	21.2%
Good Sam Club	9,042	0.5%	9,374	0.7%	(332)	(3.5%)
Subtotal	505,808	30.1%	315,639	22.7%	190,169	60.2%
Total gross profit	533,149	31.8%	338,473	24.4%	194,676	57.5%

Operating expenses:
Selling, general and administrative expenses	322,990	19.2%	299,564	21.6%	(23,426)	(7.8%)
Depreciation and amortization	12,304	0.7%	14,104	1.0%	1,800	12.8%
Long-lived asset impairment	4,378	0.3%	50,025	3.6%	45,647	91.2%
Lease termination	505	0.0%	—	—	(505)	n/m
(Gain) loss on disposal of assets	(121)	(0.0%)	7,087	0.5%	7,208	n/m
Total operating expenses	340,056	20.3%	370,780	26.7%	30,724	8.3%
Income (loss) from operations	193,093	11.5%	(32,307)	(2.3%)	225,400	n/m
Other income (expense):
Floor plan interest expense	(3,015)	(0.2%)	(9,005)	(0.6%)	5,990	66.5%
Other interest expense, net	(12,896)	(0.8%)	(17,568)	(1.3%)	4,672	26.6%
Total other income (expense)	(15,911)	(0.9%)	(26,573)	(1.9%)	10,662	40.1%
Income (loss) before income taxes	177,182	10.6%	(58,880)	(4.2%)	236,062	n/m
Income tax expense	(22,398)	(1.3%)	(6,383)	(0.5%)	(16,015)	(250.9%)
Net income (loss)	154,784	9.2%	(65,263)	(4.7%)	220,047	n/m
Less: net (income) loss attributable to non-controlling interests	(96,734)	(5.8%)	34,571	2.5%	(131,305)	n/m
Net income (loss) attributable to Camping World Holdings, Inc.	$58,050	3.5%	$(30,692)	(2.2%)	$88,742	n/m

n/m – not meaningful

Supplemental Data

	Three Months Ended September 30,		Increase		Percent
	2020	2019	(decrease)		Change
Unit sales
New vehicles	23,177	18,592	4,585		24.7%
Used vehicles	10,530	10,061	469		4.7%
Total	33,707	28,653	5,054		17.6%

Average selling price
New vehicles	$39,159	$36,613	$2,546		7.0%
Used vehicles	$28,362	$24,565	$3,797		15.5%

Same store unit sales
New vehicles	21,038	16,995	4,043		23.8%
Used vehicles	9,577	9,510	67		0.7%
Total	30,615	26,505	4,110		15.5%

Same store revenue ($ in 000's)
New vehicles	$830,242	$628,419	$201,822		32.1%
Used vehicles	276,302	237,896	38,406		16.1%
Products, service and other	183,439	144,301	39,139		27.1%
Finance and insurance, net	127,924	106,728	21,196		19.9%
Total	$1,417,908	$1,117,344	$300,563		26.9%

Average gross profit per unit
New vehicles	$7,655	$4,410	$3,244		73.6%
Used vehicles	$7,181	$5,189	$1,992		38.4%
Finance and insurance, net per vehicle unit	$4,117	$3,995	$122		3.1%
Total vehicle front-end yield(1)	$11,624	$8,679	$2,945		33.9%

Gross margin
Good Sam Services and Plans	59.5%	54.1%	545	bps
New vehicles	19.5%	12.0%	750	bps
Used vehicles	25.3%	21.1%	420	bps
Products, service and other	37.9%	19.8%	1,813	bps
Finance and insurance, net	100.0%	100.0%	unch.	bps
Good Sam Club	80.9%	74.2%	673	bps
Subtotal RV and Outdoor Retail	31.0%	23.5%	752	bps
Total gross margin	31.8%	24.4%	737	bps

Inventories ($ in 000's)
New vehicles	$557,070	$874,168	$(317,098)		(36.3%)
Used vehicles	124,167	163,348	(39,181)		(24.0%)
Products, parts, accessories and misc.	246,485	342,698	(96,213)		(28.1%)
Total RV and Outdoor inventories	$927,722	$1,380,214	$(452,492)		(32.8%)

Vehicle inventory per location ($ in 000's)
New vehicle inventory per dealer location	$3,665	$5,714	$(2,049)		(35.9%)
Used vehicle inventory per dealer location	$817	1,068	$(251)		(23.5%)

Vehicle inventory turnover(2)
New vehicle inventory turnover	2.7	2.1	0.6		27.1%
Used vehicle inventory turnover	5.2	4.9	0.3		6.9%

Retail locations
RV dealerships	152	153	(1)		(0.7%)
RV service & retail centers	10	13	(3)		(23.1%)
Subtotal	162	166	(4)		(2.4%)
Other retail stores	1	43	(42)		(97.7%)
Total	163	209	(46)		(22.0%)

Other data
Active Customers(3)	5,273,707	5,244,844	28,863		0.6%
Good Sam Club members	2,074,264	2,172,162	(97,898)		(4.5%)
Finance and insurance gross profit as a % of total vehicle revenue	11.5%	12.3%	(83)	bps	n/a
Same store locations	142	n/a	n/a		n/a

(1)	Front end yield is calculated as gross profit from new vehicles, used vehicles and finance and insurance (net), divided by combined new and used retail units sold.
(2)	Inventory turnover calculated as vehicle costs applicable to revenue divided by the average of beginning and ending vehicle inventory.
(3)	An Active Customer is a customer who has transacted with us in any of the eight most recently completed fiscal quarters prior to the date of measurement.

Total revenue was $1.7 billion for the three months ended September 30, 2020, an increase of $290.8 million, or 21.0%, from $1.4 billion for the three months ended September 30, 2019. The increase in total revenue was driven by a $287.1 million, or 21.3%, increase in RV and Outdoor Retail revenue, and a $3.7 million, or 8.8%, increase in Good Sam Services and Plans revenue.

Total gross profit was $533.1 million for the three months ended September 30, 2020, an increase of $194.7 million, or 57.5%, from $338.5 million for the three months ended September 30, 2019. The increase in total gross profit was driven by a $190.2 million, or 60.2%, increase in RV and Outdoor Retail gross profit, and a $4.5 million, or 19.7%, increase in Good Sam Services and Plans gross profit.

Income from operations was $193.1 million for the three months ended September 30, 2020, an increase of $225.4 million, or 697.7%, from a $32.3 million loss from operations for the three months ended September 30, 2019. The increase was primarily driven by a $194.7 million increase in gross profit, a $45.6 million decrease in long-lived asset impairment, a $7.2 million decrease in loss on disposal of assets, and a $1.8 million decrease in depreciation and amortization, partially offset by a $23.4 million increase in selling, general and administrative expenses, and a $0.5 million increase in lease termination expense.

Total other expenses were $15.9 million for the three months ended September 30, 2020, a decrease of $10.7 million, or 40.1%, from $26.6 million for the three months ended September 30, 2019. The decrease in other expenses was driven by a $6.0 million decrease in floor plan interest expense and a $4.7 million decrease in other interest expense.

As a result of the above factors, income before income taxes was $177.2 million for the three months ended September 30, 2020 compared to $58.9 million for the three months ended September 30, 2019. Income tax expense was $22.4 million for the three months ended September 30, 2020, an increase of $16.0 million from $6.4 million for the three months ended September 30, 2019. As a result, net income was $154.8 million for the three months ended September 30, 2020 compared to net loss of $65.3 million for the three months ended September 30, 2019.

Good Sam Services and Plans

Good Sam Services and Plans revenue increased 8.8%, or $3.7 million, to $45.9 million in the three months ended September 30, 2020, from $42.2 million in the three months ended September 30, 2019. The increase was primarily attributable to a $1.9 million increase from extended warranty insurance programs, a $1.1 million increase from roadside assistance programs resulting from sales in higher priced offerings, a $0.6 million increase from vehicle insurance products, and a $0.5 million increase in Good Sam TravelAssist revenue, partially offset by a $0.4 million decrease from reduced magazine ad sales.

Good Sam Services and Plans gross profit increased 19.7%, or $4.5 million, to $27.3 million in the three months ended September 30, 2020, from $22.8 million in the three months ended September 30, 2019 and gross margin increased to 59.5% from 54.1% in the same respective periods. The increase in gross profit was primarily attributable to a $2.6 million increase from our extended vehicle warranty programs, a $0.7 million increase from roadside assistance programs, a $0.6 million increase from Good Sam TravelAssist programs, a $0.5 million increase from vehicle insurance products, and a $0.1 million increase in other services and plans.

RV and Outdoor Retail

New Vehicles

New vehicle revenue increased 33.3%, or $226.9 million, to $907.6 million in the three months ended September 30, 2020 from $680.7 million in the three months ended September 30, 2019. The increase was due to a 24.7% increase in vehicle units sold and a 7.0% increase in average selling price per vehicle sold, driven by increases in all product types. On a same store basis, new vehicle revenue increased 32.1% to $830.2 million and new vehicle units increased 23.8% in the three months ended September 30, 2020 compared to the three months ended September 30, 2019.

New vehicle gross profit increased 116.4%, or $95.4 million, to $177.4 million in the three months ended September 30, 2020 from $82.0 million in the three months ended September 30, 2019. The increase was due to the 24.7% increase in vehicle units sold and a 73.6% increase in average gross profit per vehicle sold.  New vehicle gross margin increased 750 basis points to 19.5% in the three months ended September 30, 2020 from 12.0% in the three months ended September 30, 2019. The increase was due to a sale mix shift towards higher margin towable units, higher towable margins, and higher average motorized gross margins resulting from lower motorized inventory levels that were better aligned with demand.

Used Vehicles

Used vehicle revenue increased 20.8%, or $51.5 million, to $298.7 million in the three months ended September 30, 2020 from $247.2 million in the three months ended September 30, 2019. The increase was due to a 15.5% increase in average selling price per vehicle and a 4.7% increase in vehicle units sold, driven by increases in nearly all product types. On a same store basis, used vehicle revenue increased 16.1% to $276.3 million and used vehicle units increased 0.7% in the three months ended September 30, 2020 compared to the three months ended September 30, 2019.

Used vehicle gross profit increased 44.9%, or $23.4 million, to $75.6 million in the three months ended September 30, 2020 from $52.2 million in the three months ended September 30, 2019. The increase was due to a 4.7% increase in vehicle units sold and a 38.4% increase in average gross profit per vehicle.  Used vehicle gross margin increased 420 basis points to 25.3% in the three months ended September 30, 2020 from 21.1% in the three months ended September 30, 2019. The increase was driven by strength in the used vehicle market across nearly all product types.

Products, service and other

Products, service and other revenue decreased 4.9%, or $14.1 million, to $276.6 million in the three months ended September 30, 2020, from $290.8 million in the three months ended September 30, 2019. The decrease was primarily attributable to store closures related to the 2019 Strategic Shift. On a same store basis, products, service and other revenue increased 27.1% to $183.4 million for the three months ended September 30, 2020 from $144.3 million in the three months ended September 30, 2019.

Products, service and other gross profit increased 82.2%, or $47.4 million, to $105.0 million in the three months ended September 30, 2020 from $57.6 million in the three months ended September 30, 2019. The increase was driven by the 2019 Strategic Shift inventory liquidation charge of $27.3 million in the three months ended September 30, 2019 and improved margin at the remaining locations. Products, service and other gross margin increased to 37.9% in the three months ended September 30, 2020 from 19.8% in the three months ended September 30, 2019. The increase was primarily due to a sales mix shift towards higher margin legacy RV products, and the 2019 Strategic Shift inventory liquidation charge of $27.3 million in the three months ended September 30, 2019.

Finance and Insurance, net

Finance and insurance revenue and gross profit is recorded net, since the Company is acting as an agent in the transaction, and commission is recognized when a finance and insurance product contract payment has been received or financing has been arranged.  Finance and insurance, net increased 21.2%, or $24.3 million, to $138.8 million in the three months ended September 30, 2020 from $114.5 million in the three months ended September 30, 2019 primarily due to increased vehicles sold. Finance and insurance, net as a percentage of new and used vehicle revenue decreased to 11.5% for the three months ended September 30, 2020 from 12.3% for the three months ended September 30, 2019.  On a same store basis, finance and insurance, net increased 19.9%, or $21.2 million, to $127.9 million versus the three months ended September 30, 2019.

Good Sam Club

Good Sam Club revenue decreased 11.6%, or $1.5 million, to $11.2 million in the three months ended September 30, 2020 from $12.6 million in the three months ended September 30, 2019. The decrease primarily resulted from a reduced number of members related to fewer retail locations that resulted from store closures related to the 2019 Strategic Shift.

Good Sam Club gross profit decreased 3.5%, or $0.3 million, to $9.0 million in the three months ended September 30, 2020 from $9.4 million in the three months ended September 30, 2019. The decrease was primarily due to a reduced number of members from the decreased number of stores as a result of the store closures related to 2019 Strategic Shift. Good Sam Club gross margin increased to 80.9% in the three months ended September 30, 2020 from 74.2% in the three months ended September 30, 2019 primarily due to reduced club marketing expenses.

Selling, general and administrative expenses

Selling, general and administrative expenses increased 7.8%, or $23.4 million, to $323.0 million in the three months ended September 30, 2020 from $299.6 million in the three months ended September 30, 2019. The $23.4 million increase was primarily due to a $28.4 million increase in wage-related expenses attributable in large part to variable pay on increased gross profit, partially offset by a $2.5 million decrease in professional fees, and a $2.5 million decrease in other store and corporate overhead expenses. Selling, general and administrative expenses as a percentage of total gross profit decreased to 60.6% in the three months ended September 30, 2020, from 88.5% in the three months ended September 30, 2019.

Depreciation and amortization

Depreciation and amortization decreased 12.8%, or $1.8 million, to $12.3 million in the three months ended September 30, 2020 from $14.1 million in the three months ended September 30, 2019 due to a reduction in capital expenditures.

Long-lived asset impairment

As discussed in Note 4 – Restructuring and Long-lived Asset Impairment to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q, we recognized $4.4 million of long-lived asset impairments during the three months ended September 30, 2020 all of which related to the 2019 Strategic Shift discussed above, and $50.0 million for the three months ended September 30, 2019, of which $48.3 million related to the 2019 Strategic Shift discussed above.

Lease termination

Lease termination expense of $0.5 million in the three months ended September 30, 2020 related primarily to the 2019 Strategic Shift discussed above.

Floor plan interest expense

Floor plan interest expense decreased 66.5%, or $6.0 million, to $3.0 million in the three months ended September 30, 2020 from $9.0 million in the three months ended September 30, 2019. The decrease was primarily due to a 230 basis point decrease in the average floor plan borrowing rate, and a 32.4% decrease in average floor plan borrowings driven by lower average inventory levels.

Other interest expense, net

Other interest expense decreased 26.6%, or $4.7 million, to $12.9 million in the three months ended September 30, 2020 from $17.6 million in the three months ended September 30, 2019. The decrease was primarily due to a 148 basis point decrease in the average interest rate.

Income tax expense

Income tax expense increased $16.0 million to $22.4 million in the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The increase was primarily due to higher income generated at CWGS, LLC for which the Company is subject to U.S. federal and state taxes on its allocable share, partially offset by operating losses recorded by Camping World, Inc. (“CW”) for which no tax benefit can be recognized and absent the transfer of certain assets to CW that was recorded in the prior year as discussed in Note 12 - Income Taxes to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

Net income (loss)

Net income increased $220.0 million to a net income of $154.8 million for the three months ended September 30, 2020 from a net loss of $65.3 million for the three months ended September 30, 2019. The change was primarily due to the items mentioned above.

Segment results

The following tables sets forth a reconciliation of total segment income (loss) to consolidated income (loss) before income taxes for each of our segments for the periods presented:

	Three Months Ended
	September 30, 2020		September 30, 2019		Favorable/
		Percent of		Percent of	(Unfavorable)
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%
Revenue:
Good Sam Services and Plans	$46,013	2.7%	$42,461	3.1%	$3,552	8.4%
RV and Outdoor Retail	1,639,046	97.6%	1,356,535	97.7%	282,511	20.8%
Elimination of intersegment revenue	(6,306)	(0.4%)	(11,024)	(0.8%)	4,718	42.8%
Total consolidated revenue	1,678,753	100.0%	1,387,972	100.0%	290,781	21.0%
Segment income (loss):(1)
Good Sam Services and Plans	22,390	1.3%	18,247	1.3%	4,143	22.7%
RV and Outdoor Retail	182,275	10.9%	(42,800)	(3.1%)	225,075	n/m
Total segment income (loss)	204,665	12.2%	(24,553)	(1.8%)	229,218	n/m
Corporate & other	(2,283)	(0.1%)	(2,655)	(0.2%)	372	14.0%
Depreciation and amortization	(12,304)	(0.7%)	(14,104)	(1.0%)	1,800	12.8%
Other interest expense, net	(12,896)	(0.8%)	(17,568)	(1.3%)	4,672	26.6%
Income (loss) before income taxes	$177,182	10.6%	$(58,880)	(4.2%)	$236,062	n/m

Same store revenue- RV and Outdoor Retail(2)	$1,417,908		$1,117,344		$300,563	26.9%

n/m – not meaningful

(1)	Segment income (loss) represents income (loss) for each of our reportable segments and is defined as income (loss) from operations before depreciation and amortization, plus floor plan interest expense.
(2)	Same store revenue definition not applicable to the Good Sam Services and Plans segment.

Good Sam Services and Plans

Good Sam Services and Plans segment revenue increased 8.4%, or $3.6 million, to $46.0 million in the three months ended September 30, 2020, from $42.5 million in the three months ended September 30, 2019. The increase was primarily attributable to a $1.9 million increase from extended warranty insurance programs, a $1.1 million increase from roadside assistance, a $0.6 million increase from vehicle insurance products, and a $0.5 million increase in Good Sam TravelAssist revenue, partially offset by a $0.4 million decrease from reduced magazine ad sales and a $0.1 million reduction from other services and plans.

Good Sam Services and Plans segment income increased 22.7%, or $4.1 million, to $22.4 million in the three months ended September 30, 2020, from $18.2 million in the three months ended September 30,

2019. The increase was primarily attributable to a $2.6 million increase from our extended vehicle warranty programs, a $0.7 million increase from the roadside assistance programs, a $0.6 million increase from the Good Sam TravelAssist programs, a $0.7 million increase in gain on disposal of assets, and a $0.5 million increase from vehicle insurance products, partially offset by a $1.0 million increase in selling general and administrative expenses. Good Sam Services and Plans segment margin increased 553 basis points to 48.7% in the three months ended September 30, 2020 from 43.2% in the three months ended September 30, 2019.

RV and Outdoor Retail

RV and Outdoor Retail segment revenue increased 20.8%, or $282.5 million, to $1.6 billion in the three months ended September 30, 2020 from $1.4 billion in the three months ended September 30, 2019. The increase was primarily driven by a $227.3 million, or 33.3%, increase in new vehicle revenue, a $51.7 million, or 20.9%, increase in used vehicle revenue, and a $24.9 million, or 21.3%, increase in finance and insurance, net revenue, partially offset by a $19.9 million, or 6.7%, decrease in products, service and other revenue primarily due to the 2019 Strategic Shift, and a $1.5 million, or 11.6%, decrease in Good Sam Club revenue.

RV and Outdoor Retail segment income increased $225.1 million to a segment income of $182.3 million in the three months ended September 30, 2020 from a segment loss of $42.8 million in the three months ended September 30, 2019. The increase was primarily related to increased segment gross profit of $190.2 million primarily due to increased volume of vehicles sold and increased gross profit per unit sold, a $45.6 million reduction in long-lived asset impairment, $6.6 million of reduced loss on asset disposal, and reduced floor plan interest expense of $6.0 million, partially offset by increased selling, general and administrative expenses of $22.8 million, and $0.5 million of lease termination expense. RV and Outdoor Retail segment margin increased to 11.2% in the three months ended September 30, 2020 from (3.2)% in the three months ended September 30, 2019.

Corporate and other expenses

Corporate and other expenses decreased 14.0%, or $0.4 million, to $2.3 million in the three months ended September 30, 2020 from $2.7 million in the three months ended September 30, 2019 primarily from reduced professional fees.

Results of Operations

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

The following table sets forth information comparing the components of net income (loss) for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended
	September 30, 2020		September 30, 2019
		Percent of		Percent of	Favorable/ (Unfavorable)
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%
Revenue:
Good Sam Services and Plans	$137,668	3.2%	$133,895	3.4%	$3,773	2.8%
RV and Outdoor Retail:
New vehicles	2,303,080	53.4%	1,989,163	50.7%	313,917	15.8%
Used vehicles	780,226	18.1%	672,908	17.1%	107,318	15.9%
Products, service and other	680,417	15.8%	760,073	19.4%	(79,656)	(10.5%)
Finance and insurance, net	378,553	8.8%	334,582	8.5%	43,971	13.1%
Good Sam Club	32,827	0.8%	36,467	0.9%	(3,640)	(10.0%)
Subtotal	4,175,103	96.8%	3,793,193	96.6%	381,910	10.1%
Total revenue	4,312,771	100.0%	3,927,088	100.0%	385,683	9.8%

Gross profit (exclusive of depreciation and amortization shown separately below):
Good Sam Services and Plans	81,975	1.9%	75,017	1.9%	6,958	9.3%
RV and Outdoor Retail:
New vehicles	393,893	9.1%	246,002	6.3%	147,891	60.1%
Used vehicles	184,571	4.3%	142,434	3.6%	42,137	29.6%
Products, service and other	259,141	6.0%	222,188	5.7%	36,953	16.6%
Finance and insurance, net	378,553	8.8%	334,582	8.5%	43,971	13.1%
Good Sam Club	26,317	0.6%	26,567	0.7%	(250)	(0.9%)
Subtotal	1,242,475	28.8%	971,773	24.7%	270,702	27.9%
Total gross profit	1,324,450	30.7%	1,046,790	26.7%	277,660	26.5%

Operating expenses:
Selling, general and administrative expenses	862,237	20.0%	870,995	22.2%	8,758	1.0%
Depreciation and amortization	38,949	0.9%	41,644	1.1%	2,695	6.5%
Long-lived asset impairment	10,947	0.3%	50,025	1.3%	39,078	78.1%
Lease termination	1,957	0.0%	—	—	(1,957)	n/m
Loss on disposal of assets	662	0.0%	9,247	0.2%	8,585	92.8%
Total operating expenses	914,752	21.2%	971,911	24.7%	57,159	5.9%
Income from operations	409,698	9.5%	74,879	1.9%	334,819	447.1%
Other income (expense):
Floor plan interest expense	(16,717)	(0.4%)	(31,884)	(0.8%)	15,167	47.6%
Other interest expense, net	(42,101)	(1.0%)	(53,422)	(1.4%)	11,321	21.2%
Tax Receivable Agreement liability adjustment	—	—	8,477	0.2%	(8,477)	n/m
Total other income (expense)	(58,818)	(1.4%)	(76,829)	(2.0%)	18,011	23.4%
Income (loss) before income taxes	350,880	8.1%	(1,950)	(0.0%)	352,830	n/m
Income tax expense	(47,003)	(1.1%)	(37,497)	(1.0%)	(9,506)	(25.4%)
Net income (loss)	303,877	7.0%	(39,447)	(1.0%)	343,324	n/m
Less: net (income) loss attributable to non-controlling interests	(195,910)	(4.5%)	7,377	0.2%	(203,287)	n/m
Net income (loss) attributable to Camping World Holdings, Inc.	$107,967	2.5%	$(32,070)	(0.8%)	$140,037	n/m

n/m – not meaningful

Supplemental Data

	Nine Months Ended September 30,		Increase		Percent
	2020	2019	(decrease)		Change
Unit sales
New vehicles	64,553	56,514	8,039		14.2%
Used vehicles	30,830	29,047	1,783		6.1%
Total	95,383	85,561	9,822		11.5%

Average selling price
New vehicles	$35,677	$35,198	$480		1.4%
Used vehicles	$25,307	$23,166	$2,141		9.2%

Same store unit sales
New vehicles	58,421	52,676	5,745		10.9%
Used vehicles	28,098	27,813	285		1.0%
Total	86,519	80,489	6,030		7.5%

Same store revenue ($ in 000's)
New vehicles	$2,099,448	$1,874,312	$225,136		12.0%
Used vehicles	724,166	652,874	71,291		10.9%
Products, service and other	447,239	405,062	42,177		10.4%
Finance and insurance, net	348,147	317,874	30,273		9.5%
Total	$3,618,999	$3,250,121	$368,878		11.3%

Average gross profit per unit
New vehicles	$6,102	$4,353	$1,749		40.2%
Used vehicles	$5,987	$4,904	$1,083		22.1%
Finance and insurance, net per vehicle unit	$3,969	$3,910	$58		1.5%
Total vehicle front-end yield(1)	$10,033	$8,450	$1,583		18.7%

Gross margin
Good Sam Services and Plans	59.5%	56.0%	352	bps
New vehicles	17.1%	12.4%	474	bps
Used vehicles	23.7%	21.2%	249	bps
Products, service and other	38.1%	29.2%	885	bps
Finance and insurance, net	100.0%	100.0%	unch.	bps
Good Sam Club	80.2%	72.9%	732	bps
Subtotal RV and Outdoor Retail	29.8%	25.6%	414	bps
Total gross margin	30.7%	26.7%	405	bps

Inventories ($ in 000's)
New vehicles	$557,070	$874,168	$(317,098)		(36.3%)
Used vehicles	124,167	163,348	(39,181)		(24.0%)
Products, parts, accessories and misc.	246,485	342,698	(96,213)		(28.1%)
Total RV and Outdoor Retail inventories	$927,722	$1,380,214	$(452,492)		(32.8%)

Vehicle inventory per location ($ in 000's)
New vehicle inventory per dealer location	$3,665	$5,714	$(2,049)		(35.9%)
Used vehicle inventory per dealer location	$817	$1,068	$(251)		(23.5%)

Vehicle inventory turnover(2)
New vehicle inventory turnover	2.7	2.1	0.6		27.1%
Used vehicle inventory turnover	5.2	4.9	0.3		6.9%

Retail locations
RV dealerships	152	153	(1)		(0.7%)
RV service & retail centers	10	13	(3)		(23.1%)
Subtotal	162	166	(4)		(2.4%)
Other retail stores	1	43	(42)		(97.7%)
Total	163	209	(46)		(22.0%)

Other data
Active Customers(3)	5,273,707	5,244,844	28,863		0.6%
Good Sam Club members	2,074,264	2,172,162	(97,898)		(4.5%)
Finance and insurance gross profit as a % of total vehicle revenue	12.3%	12.6%	(29)	bps	n/a
Same store locations	142	n/a	n/a		n/a

(1)	Front end yield is calculated as gross profit from new vehicles, used vehicles and finance and insurance (net), divided by combined new and used retail units sold.
(2)	Inventory turnover calculated as vehicle costs applicable to revenue divided by the average of beginning and ending vehicle inventory.
(3)	An Active Customer is a customer who has transacted with us in any of the eight most recently completed fiscal quarters prior to the date of measurement.

Total revenue was $4.3 billion for the nine months ended September 30, 2020, an increase of $385.7 million, or 9.8%, from $3.9 billion for the nine months ended September 30, 2019. The increase in total revenue was driven by a $381.9 million, or 10.1%, increase in RV and Outdoor Retail revenue and a $3.8 million, or 2.8%, increase in Good Sam Services and Plans revenue.

Total gross profit was $1.3 billion for the nine months ended September 30, 2020, an increase of $277.7 million, or 26.5%, from $1.0 billion for the nine months ended September 30, 2019. The increase in total gross profit was driven by a $270.7 million, or 27.9%, increase in RV and Outdoor Retail gross profit and a $7.0 million, or 9.3%, increase in Good Sam Services and Plans gross profit.

Income from operations was $409.7 million for the nine months ended September 30, 2020, an increase of $334.8 million, or 447.1%, from $74.9 million for the nine months ended September 30, 2019. The increase in income from operations was primarily driven by a $277.7 million increase in gross profit, a $39.1 million decrease in long-lived asset impairment, a decrease of approximately $8.7 million in selling, general and administrative expenses, an $8.6 million decrease in loss on disposal of assets, and a $2.7 million decrease in depreciation and amortization, partially offset by a $2.0 million increase in lease termination expense.

Total other expense was $58.8 million for the nine months ended September 30, 2020, a decrease of $18.0 million, or 23.4%, from $76.8 million for the nine months ended September 30, 2019. The decrease in other expense was driven by a $15.2 million decrease in floor plan interest expense, and an $11.3 million decrease in other interest expense, partially offset by an $8.5 million favorable adjustment in Tax Receivable Agreement Liability in 2019, which did not reoccur in 2020.

As a result of the above factors, income before income taxes was $350.9 million for the nine months ended September 30, 2020 compared to a loss before income taxes of $2.0 million for the nine months ended September 30, 2019. Income tax expense was $47.0 million for the nine months ended September 30, 2020, an increase of $9.5 million from $37.5 million for the nine months ended September 30, 2019. As a result, net income was $303.9 million for the nine months ended September 30, 2020 compared to a net loss of $39.4 million for the nine months ended September 30, 2019.

Good Sam Services and Plans

Good Sam Services and Plans revenue increased 2.8%, or $3.8 million, to $137.7 million in the nine months ended September 30, 2020 as compared to $133.9 million in the nine months ended September 30, 2019. The $3.8 million increase was primarily attributable to a $2.2 million increase from our extended vehicle warranty programs, a $1.8 million increase in our roadside assistance programs primarily resulting from sales of higher priced product offerings, a $1.7 million increase in the vehicle insurance products primarily due to increased policies in force, and a $0.9 million increase from RV financing, partially offset by a $1.6 million decrease in consumer shows revenue due to eleven fewer consumer shows, a $1.1 million decrease from the magazine group primarily due to lower ad sales, and a $0.1 million decrease from other services and plans.

Good Sam Services and Plans gross profit increased 9.3%, or $7.0 million, to $82.0 million in the nine months ended September 30, 2020, from $75.0 million in the nine months ended September 30, 2019 and gross margin increased to 59.5% from 56.0% in the same respective periods. The increase in gross profit was primarily attributable to $3.9 million from the extended vehicle programs primarily due to increased revenue and reduced marketing costs, $2.8 million from the roadside assistance programs primarily resulting from increased revenue and reduced program costs, $1.3 million from the vehicle insurance products and $0.9 million from RV financing, partially offset by $0.8 million of increased accrual for program costs, $0.6 million from fewer consumer shows, and $0.5 million from other services and plans.

RV and Outdoor Retail

New Vehicles

New vehicle revenue increased 15.8%, or $313.9 million, to $2.3 billion in the nine months ended September 30, 2020 from $2.0 billion in the nine months ended September 30, 2019. The increase was primarily due to a 14.2% increase in vehicle units sold and a 1.4% increase in average selling price per vehicle, driven by increases in nearly all product types.  On a same store basis, new vehicle revenue increased 12.0% to $2.1 billion in the nine months ended September 30, 2020 from $1.9 billion in the nine months ended September 30, 2019.

New vehicle gross profit increased 60.1%, or $147.9 million, to $393.9 million in the nine months ended September 30, 2020 from $246.0 million in the nine months ended September 30, 2019. The increase was primarily due to a 40.2% increase in average gross profit per vehicle sold and by a 14.2% increase in vehicle units sold. Gross margin increased 474 basis points to 17.1% in the nine months ended September 30, 2020 from 12.4% in the nine months ended September 30, 2019. The increase was primarily due to a sales mix shift towards higher margin towable units, higher towable gross margins, and higher average motorized gross margins resulting from lower motorized inventory levels that were better aligned with demand.

Used Vehicles

Used vehicle revenue increased 15.9%, or $107.3 million, to $780.2 million in the nine months ended September 30, 2020 from $672.9 million in the nine months ended September 30, 2019. The increase was primarily due to a 6.1% increase in vehicle units sold, and a 9.2% increase in average selling price per vehicle sold, driven by many product types.  On a same store basis, used vehicle revenue increased 10.9% to $724.2 million in the nine months ended September 30, 2020 from $652.9 million in the nine months ended September 30, 2019.

Used vehicle gross profit increased 29.6%, or $42.1 million, to $184.6 million in the nine months ended September 30, 2020 from $142.4 million in the nine months ended September 30, 2019. The increase was primarily from a 6.1% increase in vehicle units sold and a 22.1% increase in average gross profit per vehicle sold. Used vehicle gross margin increased 249 basis points to 23.7% in the nine months ended September 30, 2020 from 21.2% in the nine months ended September 30, 2019. The increase was driven by nearly all product types as a result of strength in the used market.

Products, service and other

Products, service and other revenue decreased 10.5%, or $79.7 million, to $680.4 million in the nine months ended September 30, 2020, from $760.1 million in the nine months ended September 30, 2019. The decrease was primarily attributable to store closures related to the 2019 Strategic Shift. On a same store basis, products, service and other revenue increased 10.4% to $447.2 million for the nine months ended September 30, 2020 from $405.1 million in the nine months ended September 30, 2019.

Products, service and other gross profit increased 16.6%, or $37.0 million, to $259.1 million in the nine months ended September 30, 2020 from $222.2 million in the nine months ended September 30, 2019. The increase was driven by the 2019 Strategic Shift inventory liquidation charge of $27.3 million in the nine months ended September 30, 2019 and improved margin at the remaining locations. Products, service and other gross margin increased to 38.1% in the nine months ended September 30, 2020 from 29.2% in the nine months ended September 30, 2019. The increase was primarily due to a sales mix shift towards higher margin legacy RV products and the 2019 Strategic Shift inventory liquidation charge of $27.3 million during the nine months ended September 30, 2019.

Finance and Insurance, net

Finance and insurance, net revenue increased 13.1%, or $44.0 million, to $378.6 million in the nine months ended September 30, 2020 from $334.6 million in the nine months ended September 30, 2019 primarily due to increased volume of vehicles sold. Finance and insurance, net as a percentage of new and used vehicle revenue decreased to 12.3% for the nine months ended September 30, 2020 from 12.6% for the nine months ended September 30, 2019. On a same store basis, finance and insurance, net increased 9.5%, or $30.3 million, to $348.1 million versus the nine months ended September 30, 2019.

Good Sam Club

Good Sam Club revenue decreased 10.0%, or $3.6 million, to $32.8 million in the nine months ended September 30, 2020 from $36.5 million in the nine months ended September 30, 2019. The decrease resulted from a reduced number of members and reduced royalty fees from the credit card related to fewer retail locations that resulted from store closures related to the 2019 Strategic Shift.

Good Sam Club gross profit decreased 0.9%, or $0.3 million, to $26.3 million in the nine months ended September 30, 2020 from $26.6 million in the nine months ended September 30, 2019. The decrease was primarily due to a reduced number of members from the decreased number of stores as a result of the store closures related to the 2019 Strategic Shift. Gross margin increased to 80.2% in the nine months ended September 30, 2020 from 72.9% in the nine months ended September 30, 2019 primarily due to reduced club marketing expenses.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased 1.0%, or $8.8 million, to $862.2 million in the nine months ended September 30, 2020 from $871.0 million in the nine months ended September 30, 2019. The $8.8 million decrease was primarily due to a decrease of $17.7 million in selling expense, $5.0 million in personal and real property expense, $5.3 million of other store and corporate overhead expenses, and $4.8 million of professional fees, partially offset by a $24.0 million increase in wage-related expenses attributable in large part to variable pay on increased gross profit. Selling, general and administrative expenses as a percentage of total gross profit decreased to 65.1% in the nine months ended September 30, 2020, from 83.2% in the nine months ended September 30, 2019.

Depreciation and amortization

Depreciation and amortization decreased 6.5%, or $2.7 million, to $38.9 million in the nine months ended September 30, 2020 from $41.6 million in the nine months ended September 30, 2019 due to a reduction in capital expenditures and the asset impairment related to the 2019 Strategic Shift.

Long-lived asset impairment

As discussed in Note 4 – Restructuring and Long-lived Asset Impairment to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q, we recognized $10.9 million of long-lived asset impairments during the nine months ended September 30, 2020, of which $10.8 million related to the 2019 Strategic Shift discussed above, and $50.0 million of long-lived asset impairments during the nine months ended September 30, 2019, of which $48.3 million related to the 2019 Strategic Shift.

Lease termination

Lease termination expense of $2.0 million in the nine months ended September 30, 2020 related primarily to the 2019 Strategic Shift discussed above.

Floor plan interest expense

Floor plan interest expense decreased 47.6%, or $15.2 million, to $16.7 million in the nine months ended September 30, 2020 from $31.9 million in the nine months ended September 30, 2019. The decrease was primarily due to a 171 basis point decrease in the average floor plan borrowing rate, and an 18.1% decrease in average floor plan borrowings driven by lower average inventory levels.

Other interest expense, net

Other interest expense decreased 21.2%, or $11.3 million, to $42.1 million in the nine months ended September 30, 2020 from $53.4 million in the nine months ended September 30, 2019. The decrease was primarily due to a 121 basis point decrease in the average interest rate.

Income tax expense

Income tax expense increased $9.5 million to $47.0 million in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The increase was primarily due to higher income generated at CWGS, LLC for which the Company is subject to U.S. federal and state taxes on its allocable share, partially offset by operating losses recorded by CW for which no tax benefit can be recognized and the absence of the transfer of certain assets to CW that was recorded in the prior year as discussed in Note 12 – Income Taxes to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

Net income (loss)

Net income increased $343.3 million to a net income of $303.9 million for the nine months ended September 30, 2020 from a net loss of $39.4 million in the nine months ended September 30, 2019 primarily due to the items mentioned above.

Segment results

The following tables sets forth a reconciliation of total segment income to condensed consolidated income (loss) before income taxes for each of our segments for the periods presented:

	Nine Months Ended
	September 30, 2020		September 30, 2019		Favorable/
		Percent of		Percent of	(Unfavorable)
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%
Revenue:
Good Sam Services and Plans	$139,397	3.2%	$135,750	3.5%	$3,647	2.7%
RV and Outdoor Retail	4,191,440	97.2%	3,826,397	97.4%	365,043	9.5%
Elimination of intersegment revenue	(18,066)	(0.4%)	(35,059)	(0.9%)	16,993	48.5%
Total consolidated revenue	4,312,771	100.0%	3,927,088	100.0%	385,683	9.8%
Segment income:(1)
Good Sam Services and Plans	68,321	1.6%	61,869	1.6%	6,452	10.4%
RV and Outdoor Retail	370,786	8.6%	32,512	0.8%	338,274	n/m
Total segment income	439,107	10.2%	94,381	2.4%	344,726	365.2%
Corporate & other	(7,177)	(0.2%)	(9,742)	(0.2%)	2,565	26.3%
Depreciation and amortization	(38,949)	(0.9%)	(41,644)	(1.1%)	2,695	6.5%
Tax Receivable Agreement liability adjustment	—	—	8,477	0.2%	(8,477)	n/m
Other interest expense, net	(42,101)	(1.0%)	(53,422)	(1.4%)	11,321	21.2%
Income (loss) before income taxes	$350,880	8.1%	$(1,950)	(0.0%)	$352,830	n/m

Same store revenue- RV and Outdoor Retail(2)	$3,618,999		$3,250,121		$368,878	11.3%

n/m – not meaningful

(1)	Segment income represents income for each of our reportable segments and is defined as income from operations before depreciation and amortization, plus floor plan interest expense.
(2)	Same store revenue definition not applicable to the Good Sam Services and Plans segment.

Good Sam Services and Plans

Good Sam Services and Plans segment revenue increased 2.7%, or $3.6 million, to $139.4 million in the nine months ended September 30, 2020, from $135.8 million in the nine months ended September 30, 2019. The increase was primarily attributable to a $2.2 million increase from our extended vehicle warranty programs, a $1.8 million increase in our roadside assistance programs primarily resulting from upsells to higher priced product offerings, a $1.7 million increase in the vehicle insurance products primarily due to increased policies in force, and a $0.9 million increase from RV financing, partially offset by a $1.6 million decrease in consumer shows revenue due to eleven fewer consumer shows, a $1.3 million decrease from the magazine group primarily due to lower ad sales, and a $0.1 million decrease from other services and plans.

Good Sam Services and Plans segment income increased 10.4%, or $6.5 million, to $68.3 million in the nine months ended September 30, 2020, from $61.9 million in the nine months ended September 30, 2019. The increase was primarily attributable to increased segment gross profit of $7.0 million consisting of increases of $3.9 million from the extended vehicle programs primarily due to increased revenue and reduced marketing costs; $2.8 million from the roadside assistance programs primarily resulting from increased revenue and reduced program costs; $1.3 million from the vehicle insurance products; and $0.9 million from RV financing; partially offset by $0.8 million of increased accrual for program costs; $0.6 million from fewer consumer shows; and $0.5 million from other services and plans, in addition to $0.7 million of increased gain on disposal of assets, partially offset by a $1.2 million increase in selling, general and administrative expenses. Good Sam Services and Plans segment margin increased 342 basis points to 49.6% in the nine months ended September 30, 2020 from 46.2% in the nine months ended September 30, 2019.

RV and Outdoor Retail

RV and Outdoor Retail segment revenue increased 9.5%, or $365.0 million, to $4.2 billion in the nine months ended September 30, 2020 from $3.8 billion in the nine months ended September 30, 2019. The increase was primarily driven by a $314.4 million, or 15.8%, increase in new vehicle revenue, a $107.4 million, or 15.9%, increase in used vehicle revenue, and a $43.8 million, or 12.8%, increase in finance and insurance revenue, partially offset by a $97.0 million, or 12.5%, decrease in products, service and other revenue primarily due to the 2019 Strategic Shift, and a $3.6 million, or 10.0%, decrease in Good Sam Club revenue.

RV and Outdoor Retail segment income increased $338.3 million to $370.8 million in the nine months ended September 30, 2020 from a segment income of $32.5 million in the nine months ended September 30, 2019. The increase was primarily related to increased segment gross profit of $270.7 million primarily due to the volume increase of vehicles sold and a higher gross profit per vehicle sold, $39.1 million of reduced long-lived asset impairment, $7.4 million of reduced selling, general and administrative expenses of, $15.2 million of reduced floor plan interest expense, and $7.9 million of reduced loss on asset disposal, partially offset by, and $2.0 million of lease termination losses. RV and Outdoor Retail segment margin increased 802 basis points to 8.9%.

Corporate and other expenses

Corporate and other expenses decreased 26.3%, or $2.6 million, to $7.2 million in the nine months ended September 30, 2020 from $9.7 million in the nine months ended September 30, 2019 primarily from reduced service fees.

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

EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin

We define “EBITDA” as net income before other interest expense, net (excluding floor plan interest expense), provision for income tax expense and depreciation and amortization. We define “Adjusted EBITDA” as EBITDA further adjusted for the impact of certain non-cash and other items that we do not consider in our evaluation of ongoing operating performance. These items include, among other things, long-lived asset impairment, lease termination loss, gains and losses on disposal of assets, equity-based compensation, Tax Receivable Agreement liability adjustment, restructuring costs related to the 2019 Strategic Shift, and other unusual or one-time items. We define “Adjusted EBITDA Margin” as Adjusted EBITDA as a percentage of total revenue. We caution investors that amounts presented in accordance with our definitions of EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin may not be comparable to similar measures disclosed by our competitors, because not all companies and analysts calculate EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin in the same manner. We present EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin because we consider them to be important supplemental measures of our performance and believe they are frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. Management believes that investors’ understanding of our performance is enhanced by including these Non-GAAP Financial Measures as a reasonable basis for comparing our ongoing results of operations.

The following table reconciles EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin to the most directly comparable GAAP financial performance measures, which are net income and net income margin, respectively:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
($ in thousands)	2020	2019	2020	2019
EBITDA:
Net income (loss)	$154,784	$(65,263)	$303,877	$(39,447)
Other interest expense, net	12,896	17,568	42,101	53,422
Depreciation and amortization	12,304	14,104	38,949	41,644
Income tax expense	22,398	6,383	47,003	37,497
Subtotal EBITDA	202,382	(27,208)	431,930	93,116
Long-lived asset impairment (a)	4,378	50,025	10,947	50,025
Lease termination (b)	505	—	1,957	—
(Gain) loss on disposal of assets, net (c)	(121)	7,087	662	9,247
Equity-based compensation (d)	6,201	2,934	13,695	9,513
Tax Receivable Agreement liability adjustment (e)	—	—	—	(8,477)
Restructuring costs (f)	3,689	27,724	14,562	27,724
Adjusted EBITDA	$217,034	$60,562	$473,753	$181,148

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(as percentage of total revenue)	2020	2019	2020	2019
EBITDA margin:
Net income (loss) margin	9.2%	(4.7%)	7.0%	(1.0%)
Other interest expense, net	0.8%	1.3%	1.0%	1.4%
Depreciation and amortization	0.7%	1.0%	0.9%	1.1%
Income tax expense	1.3%	0.5%	1.1%	1.0%
Subtotal EBITDA margin	12.1%	(2.0%)	10.0%	2.4%
Long-lived asset impairment (a)	0.3%	3.6%	0.3%	1.3%
Lease termination (b)	0.0%	—	0.0%	—
(Gain) loss on disposal of assets, net (c)	(0.0%)	0.5%	0.0%	0.2%
Equity-based compensation (d)	0.4%	0.2%	0.3%	0.2%
Tax Receivable Agreement liability adjustment (e)	—	—	—	(0.2%)
Restructuring costs (f)	0.2%	2.0%	0.3%	0.7%
Adjusted EBITDA margin	12.9%	4.4%	11.0%	4.6%

(a)	Represents long-lived asset impairment charges related to the RV and Outdoor Retail segment, which primarily relate to locations affected by the 2019 Strategic Shift. See Note 4 – Restructuring and Long-lived Asset Impairment to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional information.

(b)	Represents the loss on the termination of operating leases relating primarily to the 2019 Strategic Shift, net of lease termination fees. See Note 4– Restructuring and Long-lived Asset Impairment to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional information.
(c)	Represents an adjustment to eliminate the losses and gains on disposal and sales of various assets.
(d)	Represents non-cash equity-based compensation expense relating to employees, directors, and consultants of the Company.
(e)	Represents an adjustment to eliminate the loss on remeasurement of the Tax Receivable Agreement primarily due to changes in our effective income tax rate and the transfer of certain assets from GSS to CW. See Note 12 — Income Taxes to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
(f)	Represents restructuring costs relating to our 2019 Strategic Shift. These restructuring costs include one-time employee termination benefits relating to retail store or distribution center closures/divestitures, incremental inventory reserve charges, and other associated costs. These costs do not include lease termination costs, which are presented separately above. See Note 4 – Restructuring and Long-lived Asset Impairment to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional information.

Adjusted Net Income Attributable to Camping World Holdings, Inc. and Adjusted Earnings Per Share

We define “Adjusted Net Income Attributable to Camping World Holdings, Inc. – Basic” as net income attributable to Camping World Holdings, Inc. adjusted for the impact of certain non-cash and other items that we do not consider in our evaluation of ongoing operating performance. These items include, among other things, long-lived asset impairment, lease termination costs, gains and losses on disposal of assets, equity-based compensation, Tax Receivable Agreement liability adjustment, restructuring costs related to the 2019 Strategic Shift, other unusual or one-time items, the income tax expense effect of these adjustments, and the effect of net income attributable to non-controlling interests from these adjustments.

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

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(In thousands except per share amounts)	2020	2019	2020	2019
Numerator:
Net income (loss) attributable to Camping World Holdings, Inc.	$58,050	$(30,692)	$107,967	$(32,070)
Adjustments related to basic calculation:
Long-lived asset impairment (a):
Gross adjustment	4,378	50,025	10,947	50,025
Income tax expense for above adjustment (b)	—	(82)	(13)	(82)
Lease termination (c):
Gross adjustment	505	—	1,957	—
Income tax expense for above adjustment (b)	—	—	(23)	—
(Gain) loss on disposal of assets and other expense, net (d):
Gross adjustment	(121)	7,087	662	9,247
Income tax (expense) benefit for above adjustment (b)	1	(467)	(2)	(461)
Equity-based compensation (e):
Gross adjustment	6,201	2,934	13,695	9,513
Income tax expense for above adjustment (b)	(611)	(246)	(1,296)	(815)
Tax Receivable Agreement liability adjustment (f):
Gross adjustment	—	—	—	(8,477)
Income tax benefit for above adjustment (b)	—	—	—	2,143
Restructuring costs (g):
Gross adjustment	3,689	27,724	14,562	27,724
Income tax expense for above adjustment (b)	(12)	—	(70)	—
Adjustment to net (income) loss attributable to non-controlling interests resulting from the above adjustments (h)	(8,118)	(50,937)	(23,845)	(56,014)
Adjusted net income attributable to Camping World Holdings, Inc. – basic	63,962	5,346	124,541	733
Adjustments related to diluted calculation:
Reallocation of net income attributable to non-controlling interests from the dilutive effect of stock options and restricted stock units (i)	—	4	1,700	—
Income tax on reallocation of net income attributable to non-controlling interests from the dilutive effect of stock options and restricted stock units (j)	—	(2)	(420)	—
Reallocation of net income attributable to non-controlling interests from the dilutive exchange of common units in CWGS, LLC (i)	104,852	—	—	—
Income tax on reallocation of net income attributable to non-controlling interests from the dilutive exchange of common units in CWGS, LLC (j)	(25,069)	—	—	—
Assumed income tax expense of combining C-corporations with full valuation allowances with the income of other consolidated entities after the dilutive exchange of common units in CWGS, LLC (k)	(769)	—	—	—
Adjusted net income attributable to Camping World Holdings, Inc. – basic and diluted	$142,976	$5,348	$125,821	$733
Denominator:
Weighted-average Class A common shares outstanding – basic	39,880	37,361	38,356	37,266
Adjustments related to diluted calculation:
Dilutive exchange of common units in CWGS, LLC for shares of Class A common stock (l)	49,609	—	—	—
Dilutive options to purchase Class A common stock (p)	191	—	64	—
Dilutive restricted stock units (l)	801	21	508	—
Adjusted weighted average Class A common shares outstanding – diluted	90,481	37,382	38,928	37,266

Adjusted earnings per share - basic	$1.60	$0.14	$3.25	$0.02
Adjusted earnings per share - diluted	$1.58	$0.14	$3.23	$0.02

Anti-dilutive amounts (m):
Numerator:
Reallocation of net income attributable to non-controlling interests from the anti-dilutive exchange of common units in CWGS, LLC (i)	$—	$16,362	$218,054	$48,637
Income tax on reallocation of net income attributable to non-controlling interests from the anti-dilutive exchange of common units in CWGS, LLC (j)	$—	$(8,958)	$(56,513)	$(26,049)
Assumed income tax benefit of combining C-corporations with full valuation allowances with the income of other consolidated entities after the anti-dilutive exchange of common units in CWGS, LLC (k)	$—	$28,228	$5,666	$44,252
Denominator:
Anti-dilutive exchange of common units in CWGS, LLC for shares of Class A common stock (l)	—	51,669	50,954	51,671
Anti-dilutive restricted stock units (l)	—	—	—	15

(a)	Represents long-lived asset impairment charges related to the RV and Outdoor Retail segment, which primarily relate to locations affected by the 2019 Strategic Shift. See Note 4 – Restructuring and Long-lived Asset Impairment to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional information.
(b)	Represents the current and deferred income tax expense or benefit effect of the above adjustments, many of which are related to entities with full valuation allowances for which no tax benefit can be currently recognized. This assumption uses an effective tax rate of 25.0% and 25.3% for the adjustments for the 2020 and 2019 periods, respectively, which represents the estimated tax rate that would apply had the above adjustments been included in the determination of our non-GAAP metric.
(c)	Represents the termination of operating leases relating primarily to the 2019 Strategic Shift, net of lease termination costs. See Note 4 – Restructuring and Long-lived Asset Impairment to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional information.
(d)	Represents an adjustment to eliminate the gains and losses on disposal of various assets, and losses on the disposal or sale of real estate at closed RV and Outdoor Retail locations.
(e)	Represents non-cash equity-based compensation expense relating to employees, directors, and consultants of the Company.
(f)	Represents an adjustment to eliminate the loss on remeasurement of the Tax Receivable Agreement primarily due to changes in our effective income tax rate and the transfer of certain assets from GSS to CW. See Note 12 — Income Taxes to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
(g)	Represents restructuring costs relating to our 2019 Strategic Shift. These restructuring costs include one-time employee termination benefits relating to retail store or distribution center closures/divestitures, incremental inventory reserve charges, and other associated costs. These costs do not include lease termination costs, which are presented separately above. See Note 4 – Restructuring and Long-lived Asset Impairment to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional information.
(h)	Represents the adjustment to net income attributable to non-controlling interests resulting from the above adjustments that impact the net income of CWGS, LLC. This adjustment uses the non-controlling interest’s weighted average ownership of CWGS, LLC of 55.4% and 58.0% for the three months ended September 30, 2020 and 2019, respectively, and 57.1% and 58.1% for the nine months ended September 30, 2020, respectively.
(i)	Represents the reallocation of net income attributable to non-controlling interests from the impact of the assumed change in ownership of CWGS, LLC from stock options, restricted stock units, and/or common units of CWGS, LLC.
(j)	Represents the income tax expense effect of the above adjustment for reallocation of net income attributable to non-controlling interests. This assumption uses an effective tax rate of 25.0% and 25.3% for the adjustments for the 2020 and 2019 periods, respectively.
(k)	Represents adjustments to reflect the income tax benefit of losses of consolidated C-corporations that under the Company’s current equity structure cannot be used against the income of other consolidated subsidiaries of CWGS, LLC. Subsequent to the exchange of all common units in CWGS, LLC, the Company believes certain actions could be taken such that the C-corporations’ losses could offset income of other consolidated subsidiaries. The adjustment reflects the income tax benefit assuming effective tax rate of 25.0% and 25.3% during the 2020 and 2019 periods, respectively, for the losses experienced by the consolidated C-corporations for which valuation allowances have been recorded. No assumed release of valuation allowance established for previous periods are included in these amounts.
(l)	Represents the impact to the denominator for stock options, restricted stock units, and/or common units of CWGS, LLC.
(m)	The below amounts have not been considered in our adjusted earnings per share – diluted amounts as the effect of these items are anti-dilutive.

Uses and Limitations of Non-GAAP Financial Measures

Management and our board of directors use the Non-GAAP Financial Measures:

●	as a measurement of operating performance because they assist us in comparing the operating performance of our business on a consistent basis, as they remove the impact of items not directly resulting from our core operations;
●	for planning purposes, including the preparation of our internal annual operating budget and financial projections;
●	to evaluate the performance and effectiveness of our operational strategies; and
●	to evaluate our capacity to fund capital expenditures and expand our business.

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

As a public company, our additional liquidity needs include public company costs, payment of regular and special cash dividends, any exercise of the redemption right by the Continuing Equity Owners from time to time (should we elect to exchange common units for a cash payment), our stock repurchase program as described below, payments under the Tax Receivable Agreement, and state and federal taxes to the extent not reduced as a result of the Tax Receivable Agreement. The Continuing Equity Owners may exercise such redemption right for as long as their common units remain outstanding. Although the actual timing and amount of any payments that may be made under the Tax Receivable Agreement will vary, we expect that the payments that we will be required to make to the Continuing Equity Owners, Former Profits Unit Holders and Crestview Partners II GP, L.P. will be significant. Any payments made by us to Continuing Equity Owners, Former Profit Unit Holders and Crestview Partners II GP, L.P. under the Tax Receivable Agreement will generally reduce the amount of overall cash flow that might have otherwise been available to us or to CWGS, LLC and, to the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, the unpaid amounts generally will be deferred and will accrue interest until paid by us; provided, however, that nonpayment for a specified period may constitute a material breach of a material obligation under the Tax Receivable Agreement and therefore may accelerate payments due under the Tax Receivable Agreement. For a discussion of the Tax Receivable Agreement, see Note 12 — Income Taxes to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

On October 30, 2020, our Board of Directors authorized a stock repurchase program for the repurchase of up to $100.0 million of our Class A common stock, expiring on October 31, 2022. Repurchases under the program may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases to be determined at our discretion, depending on market conditions and corporate needs. Open market repurchases will be structured to occur in accordance with applicable federal securities laws, including within the pricing and volume requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended. We may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of our shares under this authorization. This program does not obligate us to acquire any particular amount of Class A common stock and the program may be extended, modified, suspended or discontinued at any time at the Board’s discretion. We expect to fund the repurchases using cash on hand.

CWGS, LLC intends to make a regular quarterly cash distribution to its common unit holders, including us, and we intend to use all of the proceeds from such distribution on our common units to pay a regular quarterly cash dividend on our Class A common stock, subject to our discretion as the sole managing member of CWGS, LLC and the discretion of our board of directors. During each of the three months ended December 31, 2019, March 31, 2020, and June 30, 2020, we paid a regular quarterly cash dividend of $0.08 per share of our Class A common stock. On July 20, 2020, our board of directors approved the increase of the quarterly dividend to $0.09 per share of Class A common stock from $0.08 per share. Accordingly, during the three months ended September 30, 2020, we paid a regular quarterly cash dividend of $0.09 per share of our Class A common stock. CWGS, LLC is required to make cash distributions in accordance with the CWGS LLC Agreement in an amount sufficient for us to pay any expenses incurred by us in connection with the regular quarterly cash dividend, along with any of our other operating expenses and other obligations.

In addition, we currently intend to pay a special cash dividend of all or a portion of the Excess Tax Distribution (as defined under “Dividend Policy” included in Part II, Item 5 of our Annual Report) to the holders of our Class A common stock from time to time subject to the discretion of our board of directors as described under “Dividend Policy” in our Annual Report. During each of the three months ended December 31, 2019, March 31, 2020 and June 30, 2020, we paid a special cash dividend of $0.0732 per share of our Class A common stock. Additionally, on July 20, 2020, our board of directors increased the quarterly special cash dividend to $0.08 per share of Class A common stock from $0.0732 per share. Accordingly, during the three months ended September 30, 2020, we paid a special dividend of $0.08 per share of our Class A common stock. Moreover, on September 17, 2020, our board of directors increased the quarterly special cash dividend to $0.14 per share of Class A common stock from $0.08 per share that is expected to be paid beginning with the three months ended December 31, 2020. Our dividend policy has certain risks and limitations, particularly with respect to liquidity, and we may not pay dividends according to our policy, or at all.

During the nine months ended September 30, 2020, we incurred long-lived asset impairment charges of $10.9 million, including $10.8 million in connection with the 2019 Strategic Shift. We expect that none of the foregoing charges will result in future cash expenditures. Additionally, in connection with the 2019 Strategic Shift, we have incurred or expect to incur costs relating to one-time employee termination benefits of $1.2 million, lease termination costs of between $17.0 million and $32.0 million, incremental inventory reserve charges of $42.4 million, and other associated costs of $27.0 million to $35.0 million. We expect that approximately $8.9 million to $16.9 million of other associated costs and $8.7 million to $23.7 million of lease termination costs will result in future cash expenditures. For a discussion of the 2019 Strategic Shift, see Note 4 — Restructuring and Long-lived Asset Impairment to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

There is significant uncertainty surrounding the impact of the COVID-19 pandemic on our results of operations and cash flows. As a result, we initially took proactive steps to increase cash available on-hand, including, but not limited to, reducing cash expenditures, including wage reductions through a combination of temporary salary reductions, layoffs, and furloughs; negotiating payment deferrals with lessors; reducing marketing and promotional expenses; and delaying strategic capital expenditures. We had negotiated lease payment deferrals with numerous landlords amounting to approximately $14.0 million from 2020 into 2021. As demand for our products accelerated and our cash position improved, we repaid these deferred lease payment amounts in full prior to June 30, 2020 and most of the temporary salary reductions ended in May 2020. Additionally, as a result of our improved cash position, we made voluntary principal payments in June 2020 of $9.6 million on our Term Loan Facility and $20.0 million on our Revolving Credit Facility. We are continually monitoring the COVID-19 pandemic and its potential impacts on our business. If stay-at-home and shelter-in-place restrictions are put back into place, we may choose to re-implement cost reduction measures.

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

As of September 30, 2020 and December 31, 2019, we had working capital of $588.1 million and $394.7 million, respectively, including $482.6 million and $147.5 million, respectively, of cash and cash equivalents. Our working capital reflects the cash provided by deferred revenue and gains reported under current liabilities of $94.1 million and $87.1 million as of September 30, 2020 and December 31, 2019, respectively, which reduces working capital. Deferred revenue primarily consists of cash collected for club memberships in advance of services to be provided, which is deferred and recognized as revenue over the life of the membership, and deferred revenue for the annual guide. We use net proceeds from this deferred membership revenue to lower our long-term borrowings and finance our working capital needs. Our Floor Plan Facility includes a flooring line aggregate interest reduction (“FLAIR”) offset account that allows us to transfer cash as an offset to the payable under the Floor Plan Facility. The FLAIR offset account at September 30, 2020 was $104.3 million, all of which could have been withdrawn while remaining in compliance with the financial covenants of the Floor Plan Facility.

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

Cash Flow

The following table shows summary cash flows information for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended
	September 30,
(In thousands)	2020	2019
Net cash provided by operating activities	$928,518	$323,141
Net cash used in investing activities	(13,870)	(91,691)
Net cash used in financing activities	(579,529)	(239,773)
Net increase (decrease) in cash and cash equivalents	$335,119	$(8,323)

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

Net cash provided by operating activities was $928.5 million in the nine months ended September 30, 2020, an increase of $605.4 million from $323.1 million of net cash provided in operating activities in the nine months ended September 30, 2019. The increase was primarily due to a $343.3 million increase in net income, $235.5 million of reduced inventory purchases, $73.9 million of increased accounts payable and other accrued expenses, partially offset by a $39.1 million reduction in long-lived asset impairment, and $8.2 million of other decreases.

Investing activities. Our investment in business activities primarily consists of expanding our operations through organic growth and the acquisition of retail locations. Substantially all of our new retail locations and capital expenditures have been financed using cash provided by operating activities and borrowings under our Senior Secured Credit Facilities.

The table below summarizes our capital expenditures for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended
	September 30,
(In thousands)	2020	2019
IT hardware and software	$5,846	$7,045
Greenfield and acquired retail locations	3,899	23,666
Existing retail locations	9,695	13,050
Corporate and other	863	1,278
Total capital expenditures	$20,303	$45,039

Our capital expenditures consist primarily of investing in acquired and greenfield retail and RV dealership locations, existing retail locations, information technology, hardware, and software. There were no material commitments for capital expenditures as of September 30, 2020. Additionally, during the nine months ended September 30, 2020, we entered into the non-cash activity of new finance leases for $6.5 million for IT hardware and $23.0 million for real estate.

Net cash used in investing activities was $13.9 million for the nine months ended September 30, 2020. The $13.9 million of cash used in investing activities was comprised of $20.3 million of capital expenditures primarily related to retail locations, $1.2 million for the purchase of real property, and $0.7 million for the purchase of intangible assets, partially offset by $6.4 million from the sale of real property, and proceeds of $1.9 million from the sale of property and equipment.

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

Our net cash used in financing activities was $579.5 million for the nine months ended September 30, 2020. The $579.5 million of cash used in financing activities was primarily due to $392.1 million of reduced borrowings under the Floor Plan Facility, $114.7 million of member distributions, $35.7 million of payments on long-term debt, $20.0 million of payments on credit facilities, $18.8 million of dividends paid on Class A common stock, and $1.5 million of payments related to RSU shares withheld for taxes, partially offset by proceeds from exercise of stock options of $3.3 million.

Our net cash used in financing activities was $239.8 million for the nine months ended September 30, 2019. The $239.8 million of cash used in financing activities was primarily due to $170.2 million of net payments under the Floor Plan Facility, $60.7 million of non-controlling member distributions, $17.1 million of dividends paid on Class A common stock, $10.1 million of payments on our long-term debt and $7.4 million of other financing uses, partially offset by $14.0 million of proceeds from our Revolving Credit Facility, and $11.7 million of proceeds from long-term debt during the nine months ended September 30, 2019.

Description of Senior Secured Credit Facilities, Floor Plan Facility and Real Estate Facility

As of September 30, 2020 and December 31, 2019, we had outstanding debt in the form of our Senior Secured Credit Facilities, our Floor Plan Facility, and our Real Estate Facility. We may from time to time seek to refinance, retire or exchange our outstanding debt. Such refinancings, repayments or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. For additional information regarding our interest rate risk and interest rate hedging instruments, see “Quantitative and Qualitative Disclosures About Market Risk” in Part I, Item 3 of this Form 10-Q.

Senior Secured Credit Facilities

As of September 30, 2020 and December 31, 2019, CWGS Group, LLC (the “Borrower”), an indirect subsidiary of the Company, was party to a credit agreement (as amended from time to time, the “Credit Agreement”) for a senior secured credit facility (the “Senior Secured Credit Facilities”). The Senior Secured Credit Facilities consist of a term loan facility (the “Term Loan Facility”) and a $35.0 million revolving credit facility (the “Revolving Credit Facility”). The Term Loan Facility requires mandatory principal payments in equal quarterly installments of $3.0 million, which was paid on September 30, 2020. The Revolving Credit Facility matures on November 8, 2021, and the Term Loan Facility matures on November 8, 2023.

The Credit Agreement for our Senior Secured Credit Facilities requires the “Borrower” and its subsidiaries to comply on a quarterly basis with a maximum Total Leverage Ratio (as defined in the Credit Agreement), which covenant is in effect only if, as of the end of each calendar quarter, the aggregate amount of borrowings under the revolving credit facility (including swingline loans), letters of credit and unreimbursed letter of credit disbursements outstanding at such time (minus the lesser of (a) $5.0 million and (b) letters of credit outstanding) is greater than 30% of the aggregate amount of the Revolving Lenders’ Revolving Commitments (minus the lesser of (a) $5.0 million and (b) letters of credit outstanding), as defined in the Credit Agreement. As of September 30, 2020, we were not subject to this covenant as borrowings under the Revolving Credit Facility did not exceed the 30% threshold. At September 30, 2020, we would have met this covenant if we had exceeded the 30% threshold. We were in compliance with all applicable debt covenants at September 30, 2020 and December 31, 2019. On June 30, 2020, the Borrower made a $9.6 million voluntary principal payment on the Term Loan Facility. Additionally, the Borrower is required to prepay the term loan borrowings in an aggregate amount up to 50% of excess cash flow, as defined in the Credit Agreement, for such fiscal year depending on the Total Leverage Ratio.

The following table details the outstanding amounts and available borrowings under our Senior Secured Credit Facilities as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30,	December 31,
	2020	2019
Senior Secured Credit Facilities:
Term Loan Facility:
Principal amount of borrowings	$1,195,000	$1,195,000
Less: cumulative principal payments	(50,511)	(31,898)
Less: unamortized original issue discount	(3,516)	(4,320)
Less: finance costs	(8,625)	(10,667)
	1,132,348	1,148,115
Less: current portion	(11,991)	(11,991)
Long-term debt, net of current portion	$1,120,357	$1,136,124
Revolving Credit Facility:
Total commitment	$35,000	$35,000
Less: outstanding letters of credit	(5,560)	(4,112)
Less: availability reduction due to Total Leverage Ratio	—	(21,622)
Additional borrowing capacity	$29,440	$9,266

See our Annual Report and Note 6 – Long-term Debt to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for a further discussion of the terms of the Senior Secured Credit Facilities.

Floor Plan Facility

As of September 30, 2020 and December 31, 2019, FreedomRoads, LLC (“FR”), an indirect subsidiary of the Company, maintained floor plan financing through the Seventh Amended and Restated Credit Agreement (“Floor Plan Facility”). On October 8, 2019, FR entered into a Second Amendment to the Seventh Amended and Restated Credit Agreement, (the “Second Amendment’). The applicable borrowing rate margin on LIBOR and base rate loans ranges from 2.05% to 2.50% and 0.55% and 1.00%, respectively, based on the consolidated current ratio at FR. At September 30, 2020, the Floor Plan Facility allowed FR to borrow (a) up to $1.38 billion under a floor plan facility, (b) up to $15.0 million under a letter of credit facility and (c) up to a maximum amount outstanding of $51.0 million under the revolving line of credit, which maximum amount outstanding decreases by $3.0 million on the last day of each fiscal quarter. The maturity date of the Floor Plan Facility is March 15, 2023. On May 12, 2020, FR entered into a Third Amendment to the Seventh Amended and Restated Credit Agreement (“Third Amendment”) that provides FR with a one-time option to request a temporary four-month reduction (“Current Ratio Reduction Period”) of the minimum Consolidated Current Ratio (as defined in the Floor Plan Facility) at any time during 2020 and the first seven days of 2021. During the Current Ratio Reduction Period, the applicable borrowing rate margin on LIBOR and base rate loans ranges from 2.05% to 3.00% and 0.55% and 1.50%, respectively, based on the Consolidated Current Ratio at FR. FR has not exercised this option to date. From May 12, 2020 through July 31, 2020, FR was not allowed to draw further Revolving Credit Loans (as defined in the Floor Plan Facility). On June 29, 2020, FR made a voluntary $20.0 million principal payment on the revolving line of credit.

The credit agreement governing the Floor Plan Facility contains certain financial covenants, which we were in compliance with at September 30, 2020 and December 31, 2019 and we have not exercised the option to request the Current Ratio Reduction Period.

The following table details the outstanding amounts and available borrowings under our Floor Plan Facility as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30,	December 31,
	2020	2019
Floor Plan Facility:
Notes payable — floor plan:
Total commitment	$1,379,750	$1,379,750
Less: borrowings, net	(430,514)	(848,027)
Less: flooring line aggregate interest reduction account	(104,295)	(87,016)
Additional borrowing capacity	844,941	444,707
Less: accounts payable for sold inventory	(53,300)	(27,892)
Less: purchase commitments	(60,174)	(8,006)
Unencumbered borrowing capacity	$731,467	$408,809

Revolving line of credit	$51,000	$60,000
Less: borrowings	(20,885)	(40,885)
Additional borrowing capacity	$30,115	$19,115

Letters of credit:
Total commitment	$15,000	$15,000
Less: outstanding letters of credit	(11,175)	(11,175)
Additional letters of credit capacity	$3,825	$3,825

See our Annual Report and Note 3 – Inventories and Floor Plan Payable to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for a further discussion of the terms of the Floor Plan Facility.

Real Estate Facility

As of September 30, 2020 and December 31, 2019, Camping World Property, Inc. (the ‘‘Real Estate Borrower’’), an indirect wholly-owned subsidiary of CWGS, LLC, and CIBC Bank USA (“Lender”), was party to a loan and security agreement for a real estate credit facility with an aggregate maximum principal amount of $21.5 million (“Real Estate Facility”).

The Real Estate Facility is subject to certain cross default provisions, a debt service coverage ratio, and other customary covenants which we were in compliance with at September 30, 2020 and December 31, 2019.

The outstanding principal of the Real Estate Facility was $4.6 million and $19.7 million as of September 30, 2020 and December 31, 2019. In August 2020, we entered into an agreement to lease an owned property for a former distribution center in Greenville, North Carolina to a third party. By entering into this lease, we were required to pay down $10.3 million of the Real Estate Facility in August 2020. Additionally, in September 2020, the Company sold an owned property relating to the other former distribution center in Greenville, North Carolina to a third party. By selling this property, the Company was required to pay down $3.4 million of the Real Estate Facility in September 2020.

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

Deferred Revenue

Deferred revenue consists of our sales for products not yet recognized as revenue at the end of a given period. Our deferred revenue as of September 30, 2020 was $156.6 million.

Off-Balance Sheet Arrangements

As of September 30, 2020, we did not have any off-balance sheet arrangements other than short-term leases not included in our lease obligation.

Contractual Obligations

There were no material changes in our commitments during the three months ended September 30, 2020 under contractual obligations from those disclosed in our Annual Report outside the course of normal business.

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

Recent Accounting Pronouncements

See Note 1 – Summary of Significant Accounting Policies to our condensed consolidated financial statements in Item 1, Part I of this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For a discussion of the Company’s quantitative and qualitative disclosures about market risks, see Item 7A. Quantitative and Qualitative Disclosures About Market Risks, in our Annual Report. As of September 30, 2020, there have been no material changes in this information.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2020.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control performed during the fiscal quarter ended September 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The COVID-19 pandemic has had, and could have in the future, certain negative impacts on our business, and such impacts may have a material adverse effect on our results of operations, financial condition and cash flows.

The public health crisis caused by the COVID-19 pandemic and the measures being taken by governments, businesses, including us and our vendors, and the public at large to limit COVID-19's spread have had, and could again have in the future, certain negative impacts on our business including, without limitation, the following:

●	We have faced, and may continue to face, increasing delays in the delivery of certain products from our vendors as a result of shipping delays due to, among other things, additional safety requirements imposed by governmental authorities and capacity constraints experienced by our transportation contractors.
●	Some of our vendors have experienced, and may experience in the future, temporary facility closures, production slowdowns and disruption to operations as a result of the impact of the COVID-19 pandemic on their respective businesses, such as Thor Industries, Inc.’s temporary closure of its North American production facilities from late March to early May 2020.
●	Disruptions in supply chains may place constraints on our ability to source products, which may increase our product costs or lead to shortages.
●	When governmentally mandated or voluntary stay-at-home guidelines were put in place, we had experienced a decrease in traffic at our RV and Outdoor Retail locations, which resulted in a decrease in the sales of certain of our products and services at our RV and Outdoor Retail locations. If stay-at-home or shelter-in-place orders are reinstated, we may again experience negative impacts on our sales that could be more prolonged and more severe than what we have experienced to date. As stay-at-home restrictions began to ease across certain areas of the country, we experienced significant acceleration in our in-store traffic, lead generation, and revenue trends in May continuing through at least October 2020. The industry has seen an influx of new first time participants because RVs allow people to travel in a safe and socially distant manner during the COVID-19 crisis. These trends may not continue in the future, in particular if the cruise line, air travel and hotel industries begin to recover. Accordingly, investors are cautioned not to unduly rely on the historical information in this Form 10-Q regarding our business, results of operations, financial condition or liquidity.
●	National parks and RV parks temporarily closed and may in the future close again in response to the COVID-19 pandemic, which could cause consumers to use their RVs less frequently and be less inclined to need or renew certain of our services or purchase products through our e-commerce websites.
●	As of September 30, 2020, we have temporarily closed three dealerships as a result of COVID-19. We anticipate re-opening two of the locations in the fourth quarter and one in 2021. To the extent the COVID-19 pandemic intensifies or governmental orders change, we may be forced to close more locations in the future.
●	Deteriorating economic conditions as a result of the COVID-19 pandemic, such as increased unemployment, decreases in disposable income, declines in consumer confidence, or economic slowdowns or recessions, could cause a decrease in demand for our products and services.
●	We have made temporary changes to our operating procedures at our RV and Outdoor Retail locations and offices. We are taking measures to protect our customers, employees and facilities, which include, but are not limited to, social distancing, providing employees with face coverings and/or other protective clothing as required, and implementing additional cleaning and sanitization routines. These measures may not be sufficient to prevent the spread of COVID-19 among our employees and, therefore, we may face labor shortages including key positions. Additionally, our employees may not be as efficient while operating under these temporary procedures, which could result in additional labor costs.
●	Our ability to increase our borrowing capacity may be limited as a result of the COVID-19 pandemic and, if the conditions in the credit markets worsen, our ability to refinance credit arrangements as they mature may also be limited. As a result, there is no guarantee that we will be able to access additional capital on commercially reasonable terms or at all.
●	The current uncertain market conditions and their actual or perceived effects on our results of operations and financial condition, along with the current unfavorable economic environment in the United States, may increase the likelihood that one or more of the major independent credit agencies will further downgrade our credit ratings, which could have a negative effect on our borrowing costs.
●	Governmental authorities in the United States may increase or impose new income taxes or indirect taxes, or revise interpretations of existing tax rules and regulations, as a means of financing the costs of stimulus and other measures enacted or taken, or that may be enacted or taken in the future, to protect populations and economies from the impact of the COVID-19 pandemic. Such actions could have an adverse effect on our results of operations and cash flows.
●	We rely on third-party service providers and business partners, such as cloud data storage and other information technology service providers, suppliers, distributors, contractors, and other external business partners, for certain functions or for services in support of key portions of our operations. These third-party service providers and business partners are subject to risks and uncertainties related to the COVID-19 pandemic, which may interfere with their ability to fulfill their respective commitments and responsibilities to us in a timely manner and in accordance with the agreed-upon terms.
●	The financial impact of the COVID-19 pandemic may cause one or more of our counterparty financial institutions to fail or default on their obligations to us, which could cause us to incur significant losses.
●	Deteriorations in our financial results and financial condition as a result of the COVID-19 pandemic could cause us to default on one or multiple of our credit agreements, including any of the subjective acceleration clauses in such agreements. If this occurs, our obligations under the relevant agreement may be accelerated which would have a material adverse impact on our business, liquidity position and financial position.
●	We may be required to record significant impairment charges with respect to noncurrent assets, including goodwill, other intangible assets, and other long-lived assets whose fair values may be negatively affected by the effects of the COVID-19 pandemic on our operations. Also, we may be required to write off excess or obsolete inventory as a result of the COVID-19 pandemic’s damaging impacts on our business.
●	As a result of the COVID-19 pandemic, including related governmental guidance or directives, we have required most office-based employees to work remotely. We may experience reductions in productivity and disruptions to our business routines and heightened cybersecurity risks while our remote work policy remains in place.
●	Actions we have taken or may take, or decisions we have made or may make, as a consequence of the COVID-19 pandemic may result in legal claims or litigation against us.

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

Camping World Holdings, Inc.

Date: November 3, 2020	By:	/s/ Karin L. Bell
Karin L. Bell
Chief Financial Officer

(Authorized Officer and Principal Financial Officer and Principal Accounting Officer)