Form 10-K
period 2020-12-31
Camping World Holdings, Inc.
filed 2021-02-26
CIK 1669779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ⌧   No ◻

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ⌧

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, as of June 30, 2020, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $885,097,196. Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the Registrant as of such date have been excluded because such persons may be deemed to be affiliates.

As of February 22, 2021, the registrant had 43,746,433 shares of Class A common stock outstanding, 44,680,397 shares of Class B common stock outstanding, and one share of Class C common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to its 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2020 are incorporated herein by reference in Part III.

Camping World Holdings, Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2020

Summary of Principal Risk Factors

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. In evaluating our company, you should consider carefully this summary of risks and uncertainties described below together with the other information included in this Annual Report on Form 10-K (“Form 10-K”), including our consolidated financial statements and related notes included in Part II, Item 8, “Financial Statements and Supplementary Data” in this Form 10-K. The occurrence of any of the following risks may materially and adversely affect our business, financial condition, results of operations and future prospects:

●	The COVID-19 pandemic has had, and could have in the future, certain negative impacts on our business, and such impacts may have a material adverse effect on our results of operations, financial condition and cash flows.
●	We may not successfully execute or achieve the expected benefits of our 2019 Strategic Shift (as defined below) and this program may result in further asset impairment charges and adversely affect the Company’s business.
●	Our business is affected by the availability of financing to us and our customers.
●	Fuel shortages, or higher prices for fuel, could have a negative effect on our business.
●	Our success depends to a significant extent on the well-being, as well as the continued popularity and reputation for quality, of our manufacturers, particularly Thor Industries, Inc. and Forest River, Inc.
●	Our business model is impacted by general economic conditions in our markets, and ongoing economic and financial uncertainties could cause a decline in consumer spending that could adversely affect our business, financial condition and results of operations.
●	Changes in consumer preferences for our products or our failure to gauge those preferences could lead to reduced sales and increased cost of sales and selling, general and administrative expenses.
●	Competition in the market for services, protection plans, products and resources targeting the RV lifestyle or RV enthusiast could reduce our revenue and profitability
●	Our expansion into new, unfamiliar markets, businesses, product lines or categories presents increased risks that may prevent us from being profitable in these new markets, businesses, product lines or categories. Delays in opening or acquiring new retail locations could have a material adverse effect on our business, financial condition and results of operations.
●	Unforeseen expenses, difficulties, and delays encountered in connection with acquisitions and new store openings could inhibit our growth and negatively impact our profitability.
●	Failure to maintain the strength and value of our brands could have a material adverse effect on our business, financial condition and results of operations.
●	Our failure to successfully order and manage our inventory to reflect consumer demand in a volatile market and anticipate changing consumer preferences and buying trends has and may continue to have an adverse effect on our business, financial condition and results of operations.
●	Our same store revenue may fluctuate and may not be a meaningful indicator of future performance.
●	Our business is seasonal and this leads to fluctuations in sales and revenues.
●	Our ability to operate and expand our business and to respond to changing business and economic conditions will depend on the availability of adequate capital.
●	Our Senior Secured Credit Facilities and our Floor Plan Facility contain restrictive covenants that may impair our ability to access sufficient capital and operate our business.

●	We primarily rely on five fulfillment and distribution centers for our retail, e-commerce and catalog businesses, and, if there is a natural disaster or other serious disruption at any such facility, we may be unable to deliver merchandise effectively to our stores or customers.
●	Natural disasters, whether or not caused by climate change, unusual weather conditions, epidemic outbreaks, terrorist acts or political events could disrupt our business and result in lower sales and otherwise adversely affect our financial performance.
●	We depend on our relationships with third-party providers of services, protection plans, products and resources and a disruption of these relationships or these providers’ operations could have an adverse effect on our business and results of operations.
●	Because certain of the products that we sell are manufactured abroad, we may face delays, new or increased tariffs, increased cost or quality control deficiencies in the importation of these products, which could reduce our net sales and profitability.
●	A portion of our net income is from financing, insurance and extended service contracts, which depend on third-party lenders and insurance companies. We cannot assure you third-party lending institutions will continue to provide financing for RV purchases.
●	If we are unable to retain senior executives and attract and retain other qualified employees, our business might be adversely affected.
●	We are subject to risks associated with leasing substantial amounts of space.
●	Our private brand offerings expose us to various risks.
●	We could incur impairment charges for goodwill, intangible assets or other long-lived assets.
●	Our business is subject to numerous federal, state and local regulations and litigation risks.
●	We are subject to risks associated with our organizational structure.
●	There are risks associated with ownership of our Class A common stock.

BASIS OF PRESENTATION

As used in this Form 10-K, unless the context otherwise requires, references to:

●	“we,” “us,” “our,” the “Company,” “Camping World,” “Good Sam” and similar references refer to Camping World Holdings, Inc., and, unless otherwise stated, all of its subsidiaries, including CWGS Enterprises, LLC, which we refer to as “CWGS, LLC” and, unless otherwise stated, all of its subsidiaries.
●	"Active Customer" refers to a customer who has transacted with us in any of the eight most recently completed fiscal quarters prior to the date of measurement. Unless otherwise indicated, the date of measurement is December 31, 2020, our most recently completed fiscal quarter.
●	“Continuing Equity Owners” refers collectively to ML Acquisition, funds controlled by Crestview Partners II GP, L.P. and the Former Profit Unit Holders and each of their permitted transferees that own common units in CWGS, LLC and who may redeem at each of their options their common units for, at our election (determined solely by our independent directors within the meaning of the rules of the New York Stock Exchange who are disinterested), cash or newly-issued shares of our Class A common stock.
●	“Crestview” refers to Crestview Advisors, L.L.C., a registered investment adviser to private equity funds, including funds affiliated with Crestview Partners II GP, L.P.
●	“CWGS LLC Agreement” refers to CWGS, LLC’s amended and restated limited liability company agreement, as amended.
●	“Former Equity Owners” refers to those Original Equity Owners controlled by Crestview Partners II GP, L.P. that have exchanged their direct or indirect ownership interests in CWGS, LLC for shares of our Class A common stock in connection with the consummation of our initial public offering (“IPO”).
●	“Former Profit Unit Holders” refers collectively to our named executive officers (excluding Marcus Lemonis and Melvin Flanigan), Andris A. Baltins and K. Dillon Schickli, who are members of our Board of Directors, and certain other current and former non-executive employees and former directors, in each case, who held common units of CWGS, LLC pursuant to CWGS, LLC’s equity incentive plan that was in existence prior to our IPO and received common units of CWGS, LLC in exchange for their profit units in CWGS, LLC.
●	“ML Acquisition” refers to ML Acquisition Company, LLC, a Delaware limited liability company, indirectly owned by each of Stephen Adams and our Chairman and Chief Executive Officer, Marcus Lemonis.
●	“ML Related Parties” refers to ML Acquisition and its permitted transferees of common units.
●	“ML RV Group” refers to ML RV Group, LLC, a Delaware limited liability company, wholly-owned by our Chairman and Chief Executive Officer, Marcus Lemonis.
●	“Original Equity Owners” refers to the direct and certain indirect owners of interests in CWGS, LLC, collectively, prior to the Reorganization Transactions and Recapitalization (as defined in Note 1 – Summary of Significant Accounting Policies and Note 18 – Stockholders’ Equity to our consolidated financial statements included in Part II, Item 8 of this Form 10-K, respectively) conducted in conjunction with our IPO, including ML Acquisition, funds controlled by Crestview Partners II GP, L.P. and the Former Profit Unit Holders.
●	“Tax Receivable Agreement” refers to the tax receivable agreement that the Company entered into with CWGS, LLC, each of the Continuing Equity Owners and Crestview Partners II GP, L.P. in connection with the Company’s IPO.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts contained in this Form 10-K may be forward-looking statements. Statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, including, among others, statements regarding the timeline for and benefits of our 2019 Strategic Shift; expected new retail location openings and closures, including greenfield locations and acquired locations; the impact of the COVID-19 pandemic on our business; sufficiency of our sources of liquidity and capital and potential need for additional financing; our stock repurchase program; future capital expenditures and debt service obligations; refinancing, retirement or exchange of outstanding debt; expectations regarding industry trends and consumer behavior and growth; our ability to capture positive industry trends and pursue growth; our plans to increase new products offered to our customers and grow our businesses to enhance our visibility with respect to revenue and cash flow, and to increase our overall profitability; volatility in sales and potential impact of miscalculating the demand for our products or our product mix; expectations regarding increase of certain expenses in connection with our growth; expectations regarding our pending litigation, and our plans related to dividend payments, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘expects,’’ ‘‘plans,’’ ‘‘anticipates,’’ ‘‘could,’’ ‘‘intends,’’ ‘‘targets,’’ ‘‘projects,’’ ‘‘contemplates,’’ ‘‘believes,’’ ‘‘estimates,’’ ‘‘predicts,’’ ‘‘potential’’ or ‘‘continue’’ or the negative of these terms or other similar expressions. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including the important factors described in this Form 10-K under Item 1A. Risk Factors and in our other filings with the Securities and Exchange Commission (“SEC”), that may cause our actual results, performance or achievements to differ materially and adversely from those expressed or implied by the forward-looking statements.

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

PART I

ITEM 1. BUSINESS

Overview

Camping World Holdings, Inc. (together with its subsidiaries) is America’s largest retailer of recreational vehicles (“RVs”) and related products and services. Our vision is to build a long-term legacy business that makes RVing fun and easy, and our Camping World and Good Sam brands have been serving RV consumers since 1966. We strive to build long-term value for our customers, employees, and shareholders by combining a unique and comprehensive assortment of RV products and services with a national network of RV dealerships, service centers and customer support centers along with the industry’s most extensive online presence and a highly-trained and knowledgeable team of associates serving our customers, the RV lifestyle, and the communities in which we operate. We also believe that our Good Sam organization and family of programs and services uniquely enables us to connect with our customers as stewards of the RV lifestyle. On December 31, 2020, we operated a total of 171 retail locations, with 170 of these selling and/or servicing RVs.

Business Strategy

Key elements of our business strategy are:

Offer a Unique and Comprehensive Assortment of RV Products and Services. We believe our product and service offerings represent the best and most comprehensive assortment of services, protection plans, products and resources in the RV industry. Many of our offerings, including our Good Sam services and plans, our private label RVs, and our private label accessories, are unique to us and have been developed in collaboration with leading industry suppliers and RV enthusiasts. With more than 50 years of RV industry experience, 170 retail locations selling and/or servicing RVs, and 5.3 million Active Customers, we believe our size and scale allows us to deliver exceptional value to our customers.

Operate a National Network of RV Dealerships and Service Centers. As of December 31, 2020, we operated a national network of 170 RV dealerships and/or service centers. The majority of these RV dealerships and service centers are conveniently located off major highways and interstates in key RV markets, staffed with knowledgeable local team members offering expert advice and a comprehensive assortment of RV-related products and services. Our RV dealerships and service centers are a one-stop-shop for everything RV and give RV consumers peace of mind that they can find what they need when they need it in their local market or while traveling throughout the country.

Focus on Customer Service. We believe customer service is a critical component of our business. Our dealerships and service centers are staffed with knowledgeable local team members offering expert advice and a wide assortment of products and services. We currently operate call centers in Denver, CO, Bowling Green, KY, Greenville, NC, and Island Lake, IL. All associates at our call centers have been cross trained, and the call centers have redundant services and systems in place in the event of a power or connectivity disruption at one of our call center locations. Our goal is that every call – whether to one of our call centers or to a store – will be answered promptly by a live person. Our call center specialists are extensively trained to assist customers with complex orders and provide a level of service that leads to exceptional customer service and long-term customer relationships. In 2020, our call centers handled more than 2.6 million calls and responded to over 495,000 emails and social media communications.

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

Background, Restructuring and Recent Developments

Founded in 1966, our Good Sam and Camping World brands have been serving RV owners and outdoor enthusiasts for more than 50 years. Good Sam combined with Camping World in 1997, when the Good Sam Club had approximately 911,000 members and Camping World had 26 retail locations. In 2011, Camping World Good Sam combined with FreedomRoads, a successful RV dealership business founded in 2003, to form the largest provider of products and services for RVs in North America. From 2011 to 2020, we continued to expand our footprint of RV dealerships through new store openings and acquisitions.

In May 2017, we acquired certain assets of Gander Mountain Company (“Gander Mountain”) and its Overton’s, Inc. (“Overton’s”) marine and watersports business through a bankruptcy auction. Prior to the bankruptcy, Gander Mountain operated 160 retail locations and an e-commerce business that serviced the hunting, camping, fishing, shooting sports, and outdoor markets. Following the acquisition, we rebranded the Gander Mountain business as Gander Outdoors and began opening the rebranded Gander Outdoors stores in December 2017. In 2017 and 2018, we also acquired several other specialty retail businesses.

In 2019, we made a strategic decision to refocus our business around our core RV competencies. In August of 2019, we divested 13 specialty store locations under the Uncle Dan’s and Rock Creek nameplates. On September 3, 2019, our Board of Directors approved a plan to strategically shift our business away from locations where we did not have the ability or where it was not feasible to sell and/or service RVs (the “2019 Strategic Shift”). As of December 31, 2020, the Company has completed the store closures and divestitures relating to the 2019 Strategic Shift. For more information on the impact to our 2020 and 2019 financial results, please see Note 5 – Restructuring and Long-lived Asset Impairment to our consolidated financial statements included in Part II, Item 8 of this Form 10-K.

Segments and Offerings

We operate two reportable segments: (i) Good Sam Services and Plans and (ii) RV and Outdoor Retail. See Note 22 — Segment Information to our consolidated financial statements included in Part II, Item 8 of this Form 10-K for further information regarding our reportable segments.

TOTAL REVENUE[1]
$5.447B
GROSS PROFIT[2]
$1.702B
CAMPING WORLD
CAMPING WORLD
% GROSS MARGINS
GOOD SAM SERVICES AND PLANS
$181.0M
3%
60%
$108.0M
6%
NEW VEHICLES
$2.82B
52%
18%
$502.8M
30%
USED VEHICLES
$984.9M
18%
24%
$233.8M
14%
PRODUCTS, SERVICES AND OTHER
$948.9M
17%
38%
$358.2M
21%
FINANCE AND INSURANCE, NET
$464.3M
9%
100%
$464.3M
27%
GOOD SAM CLUB
$44.3M
1%
80%
$35.4M
2%
x
=

(1)	Components of revenue are presented after intersegment eliminations.
(2)	Gross profit is presented exclusive of depreciation and amortization which is presented separately in operating expenses.

Our broad product offerings allow us to target our customers’ needs with products and services focused towards recurring revenue, our installed base, and first-time buyers. Our recurring revenues are also marketed to customers outside of purchasers of our new and used RVs and are often annual or multi-year plans, so these recurring revenues do not necessarily correlate to sales of new and used RVs.

1

RECURRING REVENUE

- ☑ Good Sam
- ☑ RV Financing
- ☑ RV Insurance

2

INSTALLED BASE REVENUE

- ☑ New & Used RV Sales
- ☑ RV Product Sales
- ☑ RV Maintenance & Service
- ☑ Renovations

3

1ST TIME BUYER REVENUE

- ☑ New & Used RV Sales
- ☑ Good Sam
- ☑ In-Store or Online Retail

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

Our Good Sam Services and Plans segment offerings include:

●	Good Sam extended vehicle service contracts. We offer mechanical breakdown insurance underwritten and insured by a third party to members of the Good Sam Club. The contracts cover the cost of parts, labor and repairs to motorized and towable RVs as well as autos, pick-up trucks and sport utility vehicles. The contracts ensure the members will have continuous protection during the life of the contracts. The third party assumes full underwriting risk associated with the contracts and we are compensated on a commission basis. As of December 31, 2020, we had approximately 75,000 contracts in force underwritten by the third party.
●	Good Sam roadside assistance plans. We offer roadside assistance plans for services such as towing, jump starting, tire changing, mobile mechanics and others. We contract with a third party to handle dispatch calls through its network of tow providers and we pay a fee per incident or call. As of December 31, 2020, we had approximately 679,000 contracts in force under our emergency roadside assistance plan.
●	Good Sam property and casualty insurance programs. We offer property and casualty insurance for RVs and other types of vehicles as well as home insurance underwritten by various insurance providers. We do not share the underwriting risk of the insurance programs and we receive a marketing fee based on the amount of premium paid to the insurance providers. For the year ended December 31, 2020, we sold, through third-party insurance providers, insurance policies with an aggregate net written premium of $283 million for which we earn a marketing fee.
●	Good Sam TravelAssist travel protection. We offer travel protection plans designed to assist travelers with medical emergency situations. The plans provide 24/7 coverage for emergency medical evacuation, return-home services, emergency medical monitoring, as well as other travel assistance services. We contract with a third party to offer travel protection plans through Good Sam TravelAssist, where the third party primarily assumes the underwriting risk through third-party underwriters. As of December 31, 2020, we had approximately 245,000 contracts in force primarily underwritten by the third party’s underwriter.
●	Good Sam consumer shows. We offer RV and outdoor related consumer shows designed to promote and sell RV and outdoor lifestyle and related products and services. During 2020, as a consequence of COVID-19, we reduced the number of in-person consumer shows that we promoted and operated to 24 consumer shows in 20 cities across 15 states that attracted more than 210,000 visitors. In comparison, during 2019, we promoted and operated 37 consumer shows in 29 cities across 18 states that attracted more than 285,000 visitors. These shows provide a strategic opportunity to expose first-time buyers and existing RV and outdoor sports enthusiasts to our products and services.
●	Other activities. We produce certain monthly and annual RV focused consumer magazines, and travel and planning directories, and operate the Coast to Coast Club which provides access to and savings at private membership campgrounds.

RV and Outdoor Retail

Our RV and Outdoor Retail segment consists of all aspects of our RV dealership operations, which includes selling new and used RVs, assisting with the financing of new and used RVs, selling protection and insurance related services and plans for RVs, servicing and repairing new and used RVs, installing RV parts and accessories, and selling RV and outdoor related products, parts and accessories. Within our RV and Outdoor Retail business, we also operate the Good Sam Club, which we believe is the largest membership-based RV organization in the world, with approximately 2.1 million members as of December 31, 2020. Membership benefits include a variety of discounts, exclusive benefits, specialty publications and other membership benefits, all of which we believe enhance the RV experience, drive customer engagement and loyalty, and provide cross-selling opportunities for our other products and services. A map depicting our national network of 170 RV dealerships and service centers as of December 31, 2020 is provided below:

Source: Statistical Surveys, Inc. (15 largest RV markets)

RV and Outdoor Retail segment offerings include:

●	New and Used Vehicles. A wide selection of new and used RVs across a range of price points, classes and floor plans. The table below contains a breakdown of our new RV unit sales and average selling price by RV class for 2020. Sales of new vehicles represented 51.8%, 48.5% and

52.4% of total revenue for 2020, 2019 and 2018, respectively. Sales of used vehicles represented 18.1%, 17.5% and 15.3% of total revenue for 2020, 2019, and 2018, respectively.

•	Vehicle financing. Through arrangements with third-party lenders we are able to provide financing for most of the new and used RVs we sell through our retail locations. Generally, our financing transactions are structured through long-term retail installment sales contracts with terms of up to 20 years, which we enter into with our customers on behalf of our third-party lenders. The retail installment sales contracts are then assigned on a non-recourse basis, with the third-party lender assuming underwriting and credit risk. In 2020, we arranged financing transactions for approximately 72.9% of our total number of new and used units sold for which we earn a commission from the third-party lender.
•	Protection Plans. We offer and sell a variety of protection plans and services to the purchasers of our RVs as part of the delivery process, as well as gap, wheel, tire and fabric protection plans. These products are primarily underwritten and administered by independent third parties, and we are primarily compensated on a commission basis.
•	Repair and Maintenance. We offer RV repair and maintenance services at the majority of our retail locations. With approximately 2,200 RV service bays across our national footprint, we are equipped to offer comprehensive repair and maintenance services for most RV components.
•	RV parts, accessories and installation services. We offer a wide range of RV parts, equipment, supplies and accessories, including towing and hitching products, satellite and GPS systems, electrical and lighting products, appliances and furniture, and other products. Our full-service repair facilities enable us to install all parts and accessories that we sell in our retail locations. We believe our ability to both sell and install parts and accessories affords us a competitive advantage over online and big box retailers, that do not have service centers designed to accommodate RVs, and over RV dealerships that do not offer a comprehensive selection of parts and accessories.
•	Collision repair and restoration. We offer collision repair services, including fiberglass front and rear cap replacement, windshield replacement, interior remodel solutions, and paint and body work, at many of our retail locations, and 35% of our retail locations are equipped with full body paint booths. We perform collision repair services for a number of insurance carriers.
•	Outdoor products and accessories. We offer a variety of outdoor products and accessories that are specifically curated for the RV community, including equipment, gear and supplies for camping, hunting, fishing, skiing, snowboarding, bicycling, skateboarding, marine and watersports and other outdoor activities.
•	Good Sam Club. The Good Sam Club is a membership organization that offers savings on a variety of products and services, including products purchased at any of our retail and online stores, discounts on nightly rates at affiliated Good Sam RV parks and other benefits related to the RV lifestyle. We believe the Good Sam Club is the largest membership-based RV enthusiast organization in the world. As of December 31, 2020, there were approximately 2.1 million members in our Good Sam Club.
•	Co-branded credit cards. We contract with Visa and Comenity Capital Bank to offer a Good Sam Rewards Visa® branded credit card, as well as Good Sam private label credit card. Cardholders receive enhanced rewards points, which are referred to as Good Sam Rewards, for money spent at our retail locations, on our e-commerce platforms, at gas stations and at private campgrounds across the U.S. and Canada. As of December 31, 2020, we had approximately 199,000 issued and open Good Sam co-branded credit card accounts.

Vehicle Sourcing and Dealer Agreements

We acquire new RVs for retail sale directly from the original equipment manufacturer. Our strategy is to partner with financially sound manufacturers that make high quality products, have adequate manufacturing capacity and distribution, and maintain an appropriate product mix. We have strategic relationships with leading RV manufacturers, including Thor Industries, Inc. and Forest River, Inc. As of December 31, 2020, Thor Industries and Forest River accounted for approximately 69.3% and 27.9%, respectively, of our new RV inventory. In certain instances, our manufacturing partners produce private label products exclusively available at our RV dealerships and through our e-commerce platforms.

Our supply arrangements with manufacturers are typically governed by dealer agreements, which are customary in the RV industry, made on a location-by-location basis, and each retail location typically enters into multiple dealer agreements with multiple manufacturers. Dealer agreements generally give us the right to sell certain RV makes and models within an exclusive designated area. The terms of these dealer agreements typically require us to, among other things, meet all the requirements and conditions of the manufacturer’s applicable programs, maintain certain minimum inventory requirements and meet certain retail sales objectives, perform services and repairs for all owners of the manufacturer’s RVs (regardless from whom the RV was purchased) that are still under warranty, and stock certain of the manufacturer’s parts and accessories needed to service and repair the manufacturer’s RVs, actively advertise and promote the manufacturer’s RVs, and indemnify the manufacturer under certain circumstances.

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

Marketing and Advertising

The lifestyle element of the RV industry and the multi-year nature of many of our products and services provides the opportunity to build long-term relationships with our customers. Our marketing strategies are focused on developing awareness around our brands, products and services, and driving traffic to our stores and websites, and we utilize a combination of direct mail, email, printed catalogs and flyers, digital, social and traditional media, as well as online inventory listings to accomplish this. As part of our marketing efforts, we maintain a proprietary database of individuals and customer purchasing data that we utilize for direct mail, email and telemarketing campaigns. As of December 31, 2020, this database contained over 30 million unique contacts. In addition, we are involved in various sponsored sporting event activities. We are the sponsor of the NASCAR Camping World Truck Series, Major League Baseball Spring Training, and National Hot Rod Association (“NHRA”) Camping World Drag Racing Series plus the naming rights sponsor of Camping World Stadium in Orlando, Florida.  We also have official partner status for our brands for both Major League Baseball and NASCAR. In September 2020, Camping World and Gander RV introduced our first-ever virtual show, the Ultimate RV Show, which was a virtual omni-channel event that showcased informative videos, promotions, and concerts by popular artists. There were 1.3 million viewers that attended the five-day online event. The Ultimate RV Show will continue to be utilized in the future as an additional means of connecting with consumers and digitizing the purchase experience.

Trademarks and Other Intellectual Property

We own a variety of registered trademarks and service marks related to our brands and our services, protection plans, products and resources, including Good Sam, Camping World, Gander Outdoors, Gander RV, and Overton’s. We also own the copyrights to certain articles in our publications and numerous domain names, including www.goodsamclub.com, www.campingworld.com, www.ganderoutdoors.com, www.ganderrv.com, www.overtons.com, www.the-house.com, www.rv.com, among others. We believe that our trademarks and other intellectual property have significant value and are important to our marketing efforts. We do not know of any material pending claims of infringement or other challenges to our right to use our intellectual property in the United States or elsewhere. For additional information regarding our intellectual property, see Note 7 – Goodwill and Intangible Assets to our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K.

Human Capital Resources

Our Talent

As of December 31, 2020, we had 10,907 full-time and 1,040 part-time or seasonal employees. None of our employees are represented by a labor union or are party to a collective bargaining agreement, and we have had no labor-related work stoppages. We believe that our employee relations are generally good.

Development

In November 2020, we launched an entity-wide online training platform with a curriculum that is tailored to each associate’s job function. This program includes interactive courses such as COVID-19 safety, communication, management, critical thinking, software skills, and workplace harassment and discrimination. Our learning and development team continues to create proprietary content for this training library.

Our service technicians are critical to providing the high-quality installation and repair services that our customers expect. In 2019, we provided training to 159 technicians and, despite the challenges faced with social distancing limitations as a result of COVID-19 safety precautions, we were able to train 101 new technicians on our level 1 course in 2020.

Diversity, Equity, and Inclusion

We strive to make diversity, equity, and inclusion (“DE&I”) a top priority in all areas of our Company. These areas include but are not limited to our board of directors, senior management, field operations, and the creation of campaigns, products and services. We believe that our Company and our brand should reflect the increasingly diverse audience of outdoor enthusiasts and our culture should promote respect and dignity of all humans.

Community Engagement

Since 2013, we have operated the Project Good Samaritan initiative, which encourages our associates to perform eight hours of volunteer work per quarter for a cause that is meaningful to that associate, such as local soup kitchens, food pantries, home building, meal distribution, recycling programs, homeless shelters, veteran programs, and nursing homes. Associates receive paid time off for these volunteer hours. In 2019, 3,364 associates volunteered 51,680 hours in their communities under the program. In 2020, 840 associates volunteered 6,268 hours during January and February before the program was suspended as a safety precaution as a result of the COVID-19 pandemic. We plan to reactivate the program when it is safe to do so.

Health and Safety

We maintain a safety program to provide a safe and healthful workplace for our associates. We strive to comply with all health and safety standards that pertain to our operations. We have created and implemented processes to identify, reduce or eliminate physical hazards from the work environment, improve safety communication and train employees on safe work practices.

In response to the COVID-19 pandemic, we have implemented new health and safety measures at all of our locations. We also issued COVID-19 awareness training to our associates to educate associates on how the virus is transmitted, how to monitor for symptoms of the virus, and how to protect themselves and others from increased spread of the virus. For further discussion, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — COVID-19” in Item 7 of Part II of this Form 10-K.

Competition

We face competition in all areas of our business. We believe that the principal competitive factors in the RV industry are breadth and depth of products and services, quality, pricing, availability, convenience, and customer service. Our competitors vary in size and breadth of their product offerings.

We compete directly or indirectly with the following types of companies:

●	other RV dealers selling new and used RVs;
●	major national insurance and warranty companies, providers of roadside assistance and providers of extended vehicle service contracts;
●	multi-channel retailers and mass merchandisers, warehouse clubs, discount stores, department stores and other retailers, such as Wal-Mart, Target and Amazon;
●	other specialty retailers that compete with us across a significant portion of our merchandising categories through retail, catalog or e-commerce businesses, such as Bass Pro Shops (including Cabela’s), Sportsman’s Warehouse and REI;
●	distributors of assembled RV furniture;
●	online retailers; and
●	independent, local specialty stores.

Additional competitors may enter the businesses in which we currently operate. Moreover, some of our mass merchandising competitors do not currently compete in many of the product categories we offer but may choose to offer a broader array of competing products in the future.

COVID-19

The COVID-19 pandemic adversely impacted our business from mid-March through much of April 2020, but shifted to a favorable impact beginning primarily in May 2020. For further discussion, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — COVID-19” in Item 7 of Part II of this Form 10-K.

Seasonality

Historically, our business has been seasonal. Since recreational vehicles are primarily used by vacationers and campers during times of warmer weather, demand for our products and services tends to be highest in the spring and summer months and lowest in the winter months. As a result, our revenue and profitability has historically been higher in the second and third quarters than in the first and fourth quarters. On average over the last three years ended December 31, 2020, we generated 29.9% and 28.9% of our annual revenue in the second and third quarters, respectively, and 20.8% and 20.4% in the first and fourth quarters, respectively. For further discussion, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Seasonality” in Item 7 of Part II of this Form 10-K.

Laws and Regulations

See “Risk Factors — Risks Related to Our Business — Our business is subject to numerous federal, state and local regulations,” “— Changes in government policies and firearms legislation could adversely affect our results,” “— Our failure to comply with certain environmental regulations could adversely affect our business, financial condition and results of operations,” and “—Climate change legislation or regulations restricting emission of “greenhouse gases” could result in increased operating costs and reduced demand for RVs we sell” in Item 1A of Part I of this Form 10-K. Although we incur costs to comply with applicable laws and regulations in the ordinary course of our business, we do not presently anticipate that such costs will have a material effect on our capital expenditures, earnings and competitive position.

Environmental, Health and Safety Regulations

Our operations involve the use, handling, storage and contracting for recycling and/or disposal of materials such as motor oil and filters, transmission fluids, antifreeze, refrigerants, paints, thinners, batteries, cleaning products, lubricants, degreasing agents, tires and propane. Consequently, our business is subject to a complex variety of federal, state and local requirements that regulate the environment and public health and safety. For a discussion of the impact of COVID-19 on our business, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — COVID-19” in Item 7 of Part II of this Form 10-K. We do not have any material known environmental commitments or contingencies.

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

We intend to use our official Facebook, Twitter, and Instagram accounts, each at the handle @CampingWorld, as a distribution channel of material information about the Company and for complying with our disclosure obligations under Regulation FD. The information we post through these social media channels may be deemed material. Accordingly, investors should subscribe to these accounts, in addition to following our press releases, SEC filings and public conference calls and webcasts. These social media channels may be updated from time to time. The information we post through these channels is not a part of this Annual Report on Form 10-K.

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

Risks Related to the COVID-19 Pandemic

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

The public health crisis caused by the COVID-19 pandemic and the measures being taken by governments, businesses, including us and our vendors, and the public at large to limit COVID-19's spread have had, and could again have in the future, certain negative impacts on our business including, without limitation, the following:

●	We have faced, and may continue to face, delays in the delivery of certain products from our vendors as a result of shipping delays due to, among other things, additional safety requirements imposed by governmental authorities and capacity constraints experienced by our transportation contractors.
●	Some of our vendors have experienced, and may experience in the future, temporary facility closures, production slowdowns and disruption to operations as a result of the impact of the COVID-19 pandemic on their respective businesses, such as Thor Industries, Inc.’s temporary closure of its North American production facilities from late March to early May 2020.
●	Disruptions in supply chains may place constraints on our ability to source products, which may increase our product costs or lead to shortages.
●	When governmentally mandated or voluntary stay-at-home guidelines have been put in place, we have experienced a decrease in traffic at our retail locations, which resulted in a decrease in the sales of certain of our products and services at our retail locations. If stay-at-home or shelter-in-place orders are reinstated, we may again experience negative impacts on our sales that could be more prolonged and more severe than what we have experienced to date. As stay-at-home restrictions began to ease across certain areas of the country, we experienced significant acceleration in our in-store traffic, lead generation, and revenue trends in May continuing throughout the remainder of 2020 and early indications appear to show favorable trends continuing into 2021. The industry has seen an influx of new first-time participants because RVs allow people to travel in a safe and socially distant manner during the COVID-19 crisis. These trends may not continue in the future, in particular if the cruise line, air travel and hotel industries begin to recover. Accordingly, investors are cautioned not to unduly rely on the historical information in this Form 10-K regarding our business, results of operations, financial condition or liquidity.
●	National parks and RV parks temporarily closed and may in the future close again in response to the COVID-19 pandemic, which could cause consumers to use their RVs less frequently and be less inclined to need or renew certain of our services or purchase products through our e-commerce websites.

●	As of December 31, 2020, we temporarily closed two dealerships as a result of COVID-19 and branding changes. We anticipate re-opening these the locations in 2021. To the extent the COVID-19 pandemic intensifies or governmental orders change, we may be forced to temporarily close more locations in the future.
●	Deteriorating economic conditions as a result of the COVID-19 pandemic, such as increased unemployment, decreases in disposable income, declines in consumer confidence, or economic slowdowns or recessions, could cause a decrease in demand for our products and services.
●	We have made temporary changes to our operating procedures at our retail locations and offices. We are taking measures to protect our customers, employees and facilities, which include, but are not limited to, social distancing, providing employees with face coverings and/or other protective clothing as required, and implementing additional cleaning and sanitization routines. These measures may not be sufficient to prevent the spread of COVID-19 among our employees and, therefore, we may face labor shortages including key positions. Additionally, our employees may not be as efficient while operating under these temporary procedures, which could result in additional labor costs.
●	Our ability to increase our borrowing capacity may be limited as a result of the COVID-19 pandemic and, if the conditions in the credit markets worsen, our ability to refinance credit arrangements as they mature may also be limited. As a result, there is no guarantee that we will be able to access additional capital on commercially reasonable terms or at all.
●	The current uncertain market conditions and their actual or perceived effects on our results of operations and financial condition, along with the current unfavorable economic environment in the United States, may increase the likelihood that one or more of the major independent credit agencies will further downgrade our credit ratings, which could have a negative effect on our borrowing costs.
●	Governmental authorities in the United States may increase or impose new income taxes or indirect taxes, or revise interpretations of existing tax rules and regulations, as a means of financing the costs of stimulus and other measures enacted or taken, or that may be enacted or taken in the future, to protect populations and economies from the impact of the COVID-19 pandemic. Such actions could have an adverse effect on our results of operations and cash flows.
●	We rely on third-party service providers and business partners, such as cloud data storage and other information technology service providers, suppliers, distributors, contractors, and other external business partners, for certain functions or for services in support of key portions of our operations. These third-party service providers and business partners are subject to risks and uncertainties related to the COVID-19 pandemic, which may interfere with their ability to fulfill their respective commitments and responsibilities to us in a timely manner and in accordance with the agreed-upon terms.
●	The financial impact of the COVID-19 pandemic may cause one or more of our counterparty financial institutions to fail or default on their obligations to us, which could cause us to incur significant losses.
●	Deteriorations in our financial results and financial condition as a result of the COVID-19 pandemic could cause us to default on one or multiple of our credit agreements, including any of the subjective acceleration clauses in such agreements. If this occurs, our obligations under the relevant agreement may be accelerated which would have a material adverse impact on our business, liquidity position and financial position.
●	We may be required to record significant impairment charges with respect to noncurrent assets, including goodwill, other intangible assets, and other long-lived assets whose fair values may be negatively affected by the effects of the COVID-19 pandemic on our operations. Also, we may be required to write off excess or obsolete inventory as a result of the COVID-19 pandemic’s damaging impacts on our business.
●	As a result of the COVID-19 pandemic, including related governmental guidance or directives, we have required most office-based employees to work remotely. We may experience reductions in productivity and disruptions to our business routines and heightened cybersecurity risks while our remote work policy remains in place.
●	Actions we have taken or may take, or decisions we have made or may make, as a consequence of the COVID-19 pandemic may result in legal claims or litigation against us.

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

In the third fiscal quarter of 2019, we announced the 2019 Strategic Shift. Implementation of the program may be costly and disruptive to our business. We may not be able to realize the benefits initially anticipated and the expected costs may be greater than expected. A variety of factors could cause the Company not to realize some or all of the expected benefits or incur greater costs, including, among others, delays in the anticipated timing of activities related to the 2019 Strategic Shift, unexpected costs associated with executing the 2019 Strategic Shift, or the Company's ability to achieve the benefits contemplated by the program. Further, any cost savings that the Company realizes may be offset, in whole or in part, by a reduction in revenues or through increases in other expenses. In addition, the Company may need to incur further impairment charges to its long-lived assets, including its operating lease assets, as a result of the 2019 Strategic Shift.

Our business is affected by the availability of financing to us and our customers.

Our business is affected by the availability of financing to us and our customers. Generally, RV dealers, including us, finance their purchases of inventory with financing provided by lending institutions. As of December 31, 2020, we had up to $1.38 billion in maximum borrowing capacity under our Seventh Amended and Restated Credit Agreement for floor plan financing (see Note 4 ─ Inventories, net and Notes Payable ─ Floor Plan, net to our consolidated financial statements included in Part II, Item 8 of this Form 10-K). A decrease in the availability of this type of wholesale financing or an increase in the cost of such wholesale financing could prevent us from carrying adequate levels of inventory, which may limit product offerings and could lead to reduced sales and revenues.

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

Thor Industries, Inc. and Forest River, Inc. supplied approximately 69.3% and 27.9%, respectively, of our new RV inventory as of December 31, 2020. We depend on our manufacturers to provide us with products that compare favorably with competing products in terms of quality, performance, safety and advanced features. Any adverse change in the production efficiency, product development efforts, technological advancement, marketplace acceptance, reputation, marketing capabilities or financial condition of our manufacturers, particularly Thor Industries, Inc. and Forest River, Inc., could have a substantial adverse impact on our business. Any difficulties encountered by any of these manufacturers, resulting from economic, financial, or other factors, could adversely affect the quality and amount of products that they are able to supply to us, and the services and support they provide to us.

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

Our supply arrangements with manufacturers are typically governed by dealer agreements, which are customary in the RV industry. Our dealer agreements with manufacturers are generally made on a location-by-location basis, and each retail location typically enters into multiple dealer agreements with multiple manufacturers. These dealer agreements may contain affirmative obligations that we must comply with. Our dealer agreements also generally provide for a one-year term, which is typically renewed annually. For more information on our dealer arrangements, see “Item 1. Business ─ Vehicle Sourcing and Dealer Arrangements” under Part I of this Form 10-K.

In addition, certain of our dealer agreements contain stocking level requirements and certain of our dealer agreements contain contractual provisions concerning minimum advertised product pricing for current model year units. Wholesale pricing is generally established on a model year basis and is subject to change at the manufacturer’s sole discretion. In certain cases, manufacturers have, and may continue to establish a suggested retail price, below which we cannot advertise that manufacturer’s RVs. Any change, non-renewal, unfavorable renegotiation or termination of these arrangements for any reason could adversely affect product availability and cost and our financial performance.

Our business model is impacted by general economic conditions in our markets, and ongoing economic and financial uncertainties could cause a decline in consumer spending that could adversely affect our business, financial condition and results of operations.

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

Decreases in Active Customers, average spend per customer, or retention and renewal rates for our Good Sam services and plans would negatively affect our financial performance, and a prolonged period of depressed consumer spending could have a material adverse effect on our business. In prior years, promotional activities and decreased demand for consumer products affected our profitability and margins, and this negative impact could return or worsen in future periods. In addition, adverse economic conditions may result in an increase in our operating expenses due to, among other things, higher costs of labor, energy, equipment and facilities, as well as higher tariffs. Due to fluctuations in the U.S. economy, our sales, operating and financial results for a particular period are difficult to predict, making it difficult to forecast results for future periods. Additionally, we are subject to economic fluctuations in local markets that may not reflect the economic conditions of the U.S. economy. Any of the foregoing factors could have a material adverse effect on our business, financial condition and results of operations.

In addition, the success of our recurring Good Sam services and plans depends, in part, on our customers’ use of certain RV websites and/or the purchase of services, protection plans, products and resources through participating merchants, as well as the health of the RV industry generally.

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

Changes in consumer preferences for our products or our failure to gauge those preferences could lead to reduced sales and increased cost of sales and selling, general and administrative expenses.

We cannot be certain that historical consumer preferences for RVs in general, and any related products, will remain unchanged. RVs are generally used for recreational purposes, and demand for our products may be adversely affected by competition from other activities that occupy consumers’ leisure time and by changes in consumer lifestyle, usage pattern, or taste. Similarly, an overall decrease in consumer leisure time may reduce consumers’ willingness to purchase our products. As described above, during the COVID-19 pandemic, we have seen significant acceleration in our in-store traffic, lead generation, and revenue trends in May continuing throughout the remainder of 2020 and early indications appear to show favorable trends continuing into 2021. The industry has seen an influx of new first-time participants because RVs allow people to travel in a safe and socially distant manner during the COVID-19 crisis. These trends may not continue in the future, in particular if the cruise line, air travel and hotel industries begin to recover. Over the past several years, we have seen a shift in our overall sales mix towards new travel trailer vehicles, which has led to declines in our average selling price of a new vehicle unit. From 2015 to 2020, new vehicle travel trailer units as a percent of total new vehicles increased from 62% to 74% of total new vehicle unit sales and the average selling price of a new vehicle unit has declined from $39,853 to $36,277. The increased popularity of new travel trailer vehicles and the lower price points of these units compared to other new vehicle classes, such as motorhomes and fifth wheels, could continue to lower our average selling price of a new vehicle unit and impact our ability to grow same store revenue.

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

The markets for services, protection plans, products and resources targeting RV, outdoor and active sports enthusiasts are highly fragmented and competitive. Major competitive factors that drive the RV, outdoor and active sports markets are price, product and service features, technology, performance, reliability, quality, availability, variety, delivery and customer service. We compete directly or indirectly with the following types of companies:

●	other RV dealers selling new and used RVs;
●	major national insurance and warranty companies, providers of roadside assistance and providers of extended vehicle service contracts;
●	multi-channel retailers and mass merchandisers, warehouse clubs, discount stores, department stores and other retailers, such as Wal-Mart, Target and Amazon;
●	other specialty retailers that compete with us across a significant portion of our merchandising categories through retail, catalog or e-commerce businesses, such as Bass Pro Shops (including Cabela's), Sportsman's Warehouse and REI;
●	distributors of assembled RV furniture;
●	online retailers; and
●	independent, local specialty stores.

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

Our expansion into new markets, businesses, products or categories such as a purchase of an RV furniture distributor, may not be supported adequately by our current resources, personnel and systems, and may also create new distribution and merchandising challenges, including additional strain on our distribution centers, an increase in information to be processed by our management information systems and diversion of management attention from existing operations. To the extent that we are not able to meet these additional challenges, our sales could decrease, and our operating expenses could increase, which could have a material adverse effect on our business, financial condition and results of operations.

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

Our success depends on the value and strength of our key brands, including Good Sam, Camping World, Gander Outdoors, and Gander RV. These brands are integral to our business as well as to the implementation of our strategies for expanding our business. Maintaining, enhancing, promoting and positioning our brands, particularly in new markets where we have limited brand recognition, will depend largely on the success of our marketing and merchandising efforts and our ability to provide high quality services, protection plans, products and resources and a consistent, high quality customer experience. Our brands could be adversely affected if we fail to achieve these objectives, if we fail to comply with local laws and regulations, if we are subject to publicized litigation or if our public image or reputation were to be tarnished by negative publicity. Some of these risks may be beyond our ability to control, such as the effects of negative publicity regarding our manufacturers, suppliers or third-party providers of services or negative publicity related to members of management. Any of these events could result in decreases in revenues. Further, maintaining, enhancing, promoting and positioning our brands’ image may require us to make substantial investments, which could adversely affect our cash flow, and which may ultimately be unsuccessful. These factors could have a material adverse effect on our business, financial condition and results of operations.

Our failure to successfully order and manage our inventory to reflect consumer demand in a volatile market and anticipate changing consumer preferences and buying trends has and may continue to have an adverse effect on our business, financial condition and results of operations.

Our success depends upon our ability to successfully manage our inventory and to anticipate and respond to merchandise trends and consumer demands in a timely manner. Our products appeal to consumers who are, or could become, RV owners and/or outdoor and active sports enthusiasts across North America. The preferences of these consumers cannot be predicted with certainty and are subject to change. Further, the retail consumer industry, by its nature, is volatile and sensitive to numerous economic factors, including consumer preferences, competition, market conditions, general economic conditions and other factors outside of our control. We typically order merchandise well in advance of the following selling season making it difficult for us to respond rapidly to new or changing product trends, increases or decreases in consumer demand or changes in prices. If we misjudge either the market for our merchandise or our consumers’ purchasing habits in the future, our revenues may decline significantly, and we may not have sufficient quantities of merchandise to satisfy consumer demand or sales orders, or we may be required to discount excess inventory, either of which could have a material adverse effect on our business, financial condition and results of operations. For example, in the normal course of business, we periodically will implement discounting to reduce our excess RV inventory. In addition, we have exited certain non-RV retail categories because we felt those categories did not have sufficient demand or sales margins to justify our inventory levels. These activities have negatively impacted our gross margin, operating margin and selling, general and administrative expenses.

Our same store revenue may fluctuate and may not be a meaningful indicator of future performance.

Our same store revenue may vary from quarter to quarter. In addition to the above risk factors a number of additional factors have historically affected, and will continue to affect, our same store revenue results, including:

●	changes or anticipated changes to regulations related to some of the products we sell or to the localities in which we operate;
●	our ability to provide quality customer service that will increase our conversion of shoppers into paying customers;
●	atypical weather patterns;
●	changes in our product mix;
●	changes in sales of Good Sam services and plans and retention and renewal rates for our annually renewing Good Sam services and plans; and
●	changes in pricing and average unit sales.

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

On average, over the three years ended December 31, 2020, we have generated 29.9% and 28.9% of our annual revenue in the second and third fiscal quarters, respectively, which include the spring and summer months. We have historically incurred additional expenses in the second and third fiscal quarters due to higher purchase volumes, increased staffing in our retail locations and program costs. If, for any reason, we miscalculate the demand for our products or our product mix during the second and third fiscal quarters, our sales in these quarters could decline, resulting in higher labor costs as a percentage of sales, lower margins and excess inventory, which could have a material adverse effect on our business, financial condition and results of operations.

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

The operation of our business, the rate of our expansion and our ability to respond to changing business and economic conditions depend on the availability of adequate capital, which in turn depends on cash flow generated by our business and, if necessary, the availability of equity or debt capital. We also require sufficient cash flow to meet our obligations under our existing debt agreements. (See “Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Description of Senior Secured Credit Facilities and Floor Plan Facility” in Item 7 of Part II of this Form 10-K). We cannot assure you that our cash flow from operations or cash available under our financing agreements, including our $35.0 million revolving credit facility (the “Revolving Credit Facility”) or our floor plan financing through the Seventh Amended and Restated Credit Agreement, as amended (“Floor Plan Facility”), will be sufficient to meet our needs. If we are unable to generate sufficient cash flows from operations in the future, and if availability under our Revolving Credit Facility or our Floor Plan Facility is not sufficient, or if additional borrowings under our Real Estate Facility are unavailable, we may have to obtain additional financing. If we obtain additional capital by issuing equity, the interests of our existing stockholders will be diluted. If we incur additional indebtedness, that indebtedness may contain significant financial and other covenants that may significantly restrict our operations.

In addition, the United Kingdom’s Financial Conduct Authority, which regulates the London Inter-bank Offered Rate (“LIBOR”), has announced that it intends to stop encouraging or requiring banks to submit LIBOR rates after 2021 and in some cases, by mid-2023, and it is unclear if LIBOR will cease to exist or if new methods of calculating LIBOR will evolve. We currently have the option to determine our interest rate using a formula that includes either the LIBOR rate or an alternate base rate. When LIBOR ceases to exist or the methods of calculating LIBOR change from their current form, we may no longer have the ability to elect the LIBOR rate under our Floor Plan Facility, Revolving Credit Facility or our term loan facility (the “Term Loan Facility” and together with the Revolving Credit Facility (the “Senior Secured Credit Facilities”) or our current or future indebtedness may be adversely affected. This could impact our interest costs and our ability to borrow additional funds.

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

In addition, the restrictive covenants in our Senior Secured Credit Facilities and our Floor Plan Facility require us to maintain specified financial ratios and provide for acceleration of the indebtedness thereunder in the case of certain events of default, which could have a material adverse effect on our business, financial condition and results of operations. See “Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Description of Senior Secured Credit Facilities and Floor Plan Facility” in Item 7 of Part II of this Form 10-K and Note 9 — Long-Term Debt to our consolidated financial statements included in Item 8 of Part II of this Form 10-K. Our ability to comply with those financial ratios may be affected by events beyond our control, and our failure to comply with these ratios could result in an event of default. In an event of default, we may not have sufficient funds available, or we may not have access to sufficient capital from other sources, to repay any accelerated debt and our lenders could foreclose on liens which cover substantially all of our assets.

We primarily rely on five fulfillment and distribution centers for our retail, e-commerce and catalog businesses, and, if there is a natural disaster or other serious disruption at any such facility, we may be unable to deliver merchandise effectively to our stores or customers.

We handle almost all of our e-commerce and catalog orders and distribution to our retail stores through five fulfillment and distribution facilities (see “Item 2. Properties” under Part I of this Form 10-K). Any natural disaster or other serious disruption at any such facility due to fire, tornado, earthquake, flood or any other cause could damage our on-site inventory or impair our ability to use such distribution and fulfillment center. While we maintain business interruption insurance, as well as general property insurance, the amount of insurance coverage may not be sufficient to cover our losses in such an event. Any of these occurrences could impair our ability to adequately stock our stores or fulfill customer orders and harm our results of operations.

Natural disasters, whether or not caused by climate change, unusual weather conditions, epidemic outbreaks, terrorist acts and political events could disrupt business and result in lower sales and otherwise adversely affect our financial performance.

The occurrence of one or more natural disasters, such as tornadoes, hurricanes, fires, floods, hail storms and earthquakes, unusual weather conditions, epidemic outbreaks such as Ebola, Zika virus, novel coronavirus or measles, terrorist attacks or disruptive political events in certain regions where our stores are located could adversely affect our business and result in lower sales. Severe weather, such as heavy snowfall or extreme temperatures, may discourage or restrict customers in a particular region from traveling to our stores or utilizing our products, thereby reducing our sales and profitability. Natural disasters including tornadoes, hurricanes, floods, hailstorms and earthquakes may damage our stores or other operations, which may materially adversely affect our consolidated financial results. The public health crisis caused by the COVID-19 pandemic and the measures being taken by governments, businesses, including us and our vendors, and the public at large to limit COVID-19's spread have had, and could again have in the future, certain negative impacts on our business including product shortages and reduced customer demand for our products. In addition to business interruption, our retailing business is subject to substantial risk of property loss due to the concentration of property at our retail locations. To the extent these events also impact one or more of our key suppliers or result in the closure of one or more of our distribution centers or our corporate headquarters, we may be unable to maintain inventory balances, maintain delivery schedules or provide other support functions to our stores. Our insurance coverage may also be insufficient to cover all losses related to such events. Any of these events could have a material adverse effect on our business, financial condition and results of operations.

We depend on our relationships with third-party providers of services, protection plans, products and resources and a disruption of these relationships or of these providers’ operations could have an adverse effect on our business and results of operations.

Our business depends in part on developing and maintaining productive relationships with third-party providers of services, protection plans, products and resources that we market to our customers. During the year ended December 31, 2020, we sourced our products from over 2,000 domestic and international vendors. Additionally, we rely on certain third-party providers to support our services, protection plans, products and resources, including insurance carriers for our property and casualty insurance and extended service contracts, banks and captive financing companies for vehicle financing and refinancing, Comenity Capital Bank as the issuer of our co-branded credit card and a tow provider network for our roadside assistance programs. We cannot accurately predict when, or the extent to which, we will experience any disruption in the supply of products from our vendors or services from our third-party providers. Any such disruption could negatively impact our ability to market and sell our services, protection plans, products and resources, which could have a material adverse effect on our business, financial condition and results of operations. In addition, Comenity Capital Bank could decline to renew our services agreement or become insolvent and unable to perform our contract, and we may be unable to timely find a replacement bank to provide these services.

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

With respect to the insurance programs that we offer, we are dependent on the insurance carriers that underwrite the insurance to obtain appropriate regulatory approvals and maintain compliance with insurance regulations. If such carriers are out of compliance, we may be required to use an alternative carrier or products or cease marketing certain products in certain states, which could have a material adverse effect on our business, financial condition and results of operations. If we are required to use an alternative carrier or change our products, it may materially increase the time required to bring an insurance related product to market. Any disruption in our service offerings could harm our reputation and result in customer dissatisfaction.

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

A portion of the products that we purchase for resale, including those purchased from domestic suppliers, is manufactured abroad in China and other countries. In addition, we believe most of our private label merchandise is manufactured abroad. Trade tensions between the United States and China, and other countries escalated in recent years. U.S. tariff impositions against Chinese exports have generally been followed by retaliatory Chinese tariffs on U.S. exports to China. We may not be able to mitigate the impacts of any future tariffs, and our business, results of operations and financial position would be materially adversely affected. As a result, our foreign imports, in particular imports from China, subject us to the risks of changes in, or the imposition of new import tariffs, duties or quotas, new restrictions on imports, loss of “most favored nation” status with the United States for a particular foreign country, antidumping or countervailing duty orders, retaliatory actions in response to illegal trade practices, work stoppages, delays in shipment, freight expense increases, product cost increases due to foreign currency fluctuations or revaluations and economic uncertainties. If any of these or other factors were to cause a disruption of trade from the countries in which the suppliers of our vendors are located or impose additional costs in connection with the purchase of our products, we may be unable to obtain sufficient quantities of products to satisfy our requirements and our results of operations could be adversely affected.

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

Furthermore, new and used vehicles may be sold and financed through retail installment sales contracts entered into between us and third-party purchasers. Prior to entering into a retail installment sales contract with a third-party purchaser, we typically have a commitment from a third-party lender for the assignment of such retail installment sales contract, subject to final review, approval and verification of the retail installment sales contract, related documentation and the information contained therein. Retail installment sales contracts are typically assigned by us to third-party lenders simultaneously with the execution of the retail installment sales contracts. Contracts in transit represent amounts due from third-party lenders from whom pre-arranged assignment agreements have been determined, and to whom the retail installment sales contracts have been assigned. We recognize revenue from the sale of new and used vehicles upon completion of the sale to the customer. Conditions to completing a sale include having an agreement with the customer, including pricing, whereby the sales price must be reasonably expected to be collected and having control transferred to the customer. Funding from the third-party lender is provided upon receipt, final review, approval and verification of the retail installment sales contract, related documentation and the information contained therein. Retail installment sales contracts are typically funded within ten days of the initial approval of the retail installment sales contract by the third-party lender. Contracts in transit are included in current assets in our consolidated financial statements included in Item 8 of Part II of this Form 10-K and totaled $48.2 million and $44.9 million as of December 31, 2020 and December 31, 2019, respectively. Any defaults on these retail installment sales contracts could have a material adverse effect on our business, financial condition and results of operations.

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

We lease substantially all of the real properties where we have retail operations as well as certain corporate offices and distribution centers. Our leases generally provide for fixed monthly rentals with escalation clauses and range from five to twenty years. The profitability of our business is in part dependent on renewing leases for stores in desirable locations and, if necessary, identifying and closing underperforming stores or relocating these stores to alternative locations in a cost-effective manner. Typically, a large portion of a store’s operating expense is the cost associated with leasing the location.

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

We have a significant amount of goodwill, intangible assets and other long-lived assets. At least annually, we review goodwill for impairment. Long-lived assets, operating lease assets, identifiable intangible assets and goodwill are also reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable from future cash flows. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. If the carrying value of a long-lived asset is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value. Our determination of future cash flows, future recoverability and fair value of our long-lived assets as well as the reporting unit fair value used in our goodwill analysis include significant estimates and assumptions. Changes in those estimates or assumptions or lower than anticipated future financial performance may result in the identification of an impaired asset and a non-cash impairment charge, which could be material. See Note 5 — Restructuring and Long-lived Asset Impairment to our consolidated financial statements included in Item 8 of Part II of this Form 10-K for a discussion of impairment charges for the year ended December 31, 2020. We may in the future identify additional impairment charges and any such charges could adversely affect our business, financial condition and results of operations.

Risks related to Regulation and Litigation

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

We are subject to a number of laws and regulations relating to consumer protection, information security, data protection and privacy. Many of these laws and regulations are still evolving and could be interpreted in ways that could harm our business or limit the services we are able to offer. In the area of information security and data protection, the laws in several states in the United States and most countries require companies to implement specific information security controls and legal protections to protect certain types of personally identifiable information. Likewise, most states in the United States and most countries have laws in place requiring companies to notify users if there is a security breach that compromises certain categories of their personally identifiable information. Any failure on our part to comply with these laws may subject us to significant liabilities. For example, the California Consumer Privacy Act (“CCPA”) establishes a new privacy framework that expands the definition of personal information, establishes new data privacy rights for consumers residing in the State of California, imposes special rules on the collection of consumer data from minors, creates new notice obligations and new limits on the sale of personal information, and creates a new and potentially severe statutory damages framework for (i) violations of the CCPA and (ii) businesses that fail to implement reasonable security procedures and practices to prevent data breaches. Additionally, a new ballot initiative, the California Privacy Rights Act (“CPRA”), recently passed in California. The CPRA will impose additional data protection obligations on companies doing business in California, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required.

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

Furthermore, our property and casualty insurance programs, and our extended service contracts that we offer through third-party insurance carriers are subject to various federal and state laws and regulations governing the business of insurance, including, without limitation, laws and regulations governing the administration, underwriting, marketing, solicitation, liability obligations or sale of insurance programs. Any failure by us or our third-party insurance providers to comply with current licensing and approval requirements could result in such regulators denying their initial or renewal applications for such licenses, modifying the terms of licenses or revoking licenses that they currently possess, which could severely inhibit our ability to market these products. Additionally, certain state laws and regulations govern the form and content of certain disclosures that must be made in connection with the sale, advertising or offer of any insurance program to a consumer. If we fail to comply with these regulations, we may be ordered to pay fines or penalties by regulators or to discontinue certain products.

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

In addition, in connection with the sale of firearms in our stores, we must comply with a number of federal and state laws and regulations related to the sale of firearms and ammunition, including the federal Brady Handgun Violence Prevention Act. If we fail to comply with Bureau of Alcohol, Tobacco, Firearms and Explosives (the “ATF”) rules and regulations, the ATF may limit our growth or business activities, levy fines against us or, ultimately, revoke our license to do business.

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

Currently, some members of the federal legislature and several state legislatures are considering additional legislation relating to the regulation of firearms and ammunition. These proposed bills are extremely varied. If enacted, such legislation could effectively ban or severely limit the sale of affected firearms or ammunition. In addition, if such restrictions are enacted and are incongruent, we could find it difficult, expensive or even practically impossible to comply with them, which could impede the sale of firearms. We cannot assure you that the regulation of our business activities will not become more restrictive in the future and that any such restriction will not have a material adverse effect on our business. For more information on the government policies and firearms legislation applicable to our business, see “Item I. Business— Laws and Regulations” under Part I of this Form 10-K.

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

We rely on the integrity, security and successful functioning of our information technology systems and network infrastructure across our operations. We use information technology systems to support product sales, our Good Sam services and plans, manage procurement and our supply chain, track inventory information at our retail locations, communicate customer information and aggregate daily sales, margin and promotional information. We also use information systems to report and audit our operational results.

We also have access to, collect, or maintain private or confidential information regarding our customers, associates and suppliers, as well as our business. For example, we have over 30 million unique contacts in our database as of December 31, 2020. This customer database includes information about our approximately 2.1 million club members and our 5.3 million Active Customers as of December 31, 2020. In addition, the protection of our customer, club member, associate, supplier and company data is critical to us. The regulatory environment surrounding information security and privacy is increasingly demanding, with the frequent imposition of new and constantly changing requirements across our business. In addition, customers have a high expectation that we will adequately protect their personal information from cyber-attack or other security breaches. A significant breach of club member, customer, employee, supplier, or company data could attract a substantial amount of negative media attention, damage our club member, customer and supplier relationships and our reputation, and result in lost sales, fines and/or lawsuits.

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

Any increase in the frequency and size of these claims, as compared to our experience in prior years, may cause the premium that we are required to pay for insurance to increase significantly and may negatively impact future insurance costs. It may also increase the amounts we pay in punitive damages, not all of which are covered by our insurance.

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

We are currently subject to securities class action litigation and may be subject to similar or other litigation in the future. Recently, we were also named as a defendant in a putative class action lawsuit filed by two former employees, in the State of California and a former employee in the State of Washington, which alleged various wage and hour claims under the California and Washington Labor Codes. We have reached the terms of a preliminary settlement. For information regarding these lawsuits, refer to Note 13, Commitments and Contingencies – Litigation of our consolidated financial statements included in Part II, Item 8 of this Form 10-K.

The results of the securities class action lawsuits, shareholder derivative lawsuits, and any other future legal proceedings cannot be predicted with certainty. Regardless of their subject matter or merits, such legal proceedings have resulted in and are likely to continue to result in significant cost to us, which may not be covered by insurance, may divert the attention of management or may otherwise have an adverse effect on our business, financial condition and results of operations. Negative publicity from litigation, whether or not resulting in a substantial cost, could materially damage our reputation and could have a material adverse effect on our business, financial condition, results of operations, and the price of our Class A common stock. In addition, such legal proceedings may make it more difficult to finance our operations.

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

As discussed in Note 18 ─ Stockholders’ Equity to our consolidated financial statements included in Item 8 of Part II of this Form 10-K, we entered into a voting agreement in connection with our IPO with ML Acquisition Company, LLC, a Delaware limited liability company, which is indirectly owned by each of Stephen Adams and our Chairman and Chief Executive Officer, Marcus Lemonis (“ML Acquisition”), ML RV Group, LLC, a Delaware limited liability company, wholly owned by our Chairman and Chief Executive Officer, Marcus Lemonis (“ML RV Group”), CVRV Acquisition LLC and CVRV Acquisition II LLC (the “Voting Agreement”). Subject to the Voting Agreement, Marcus Lemonis, through his beneficial ownership of our shares directly or indirectly held by ML Acquisition and ML RV Group, may approve or disapprove substantially all transactions and other matters requiring approval by our stockholders, such as a merger, consolidation, dissolution or sale of all or substantially all of our assets, the issuance or redemption of certain additional equity interests, and the election of directors including transactions that may not be in the best interests of holders of our Class A common stock or, conversely, prevent the consummation of transactions that may be in the best interests of holders of our Class A common stock.

In addition, pursuant to the Voting Agreement, Crestview Advisors, L.L.C., a registered investment adviser to private equity funds, including funds affiliated with Crestview Partners II GP, L.P. (“Crestview”) currently has the right to designate one of our directors (the “Crestview Director”). Each of ML Acquisition and ML RV Group has agreed to vote, or cause to vote, all of their outstanding shares of our Class A common stock, Class B common stock and Class C common stock at any annual or special meeting of stockholders in which directors are elected, so as to cause the election of the Crestview Director. In addition, the ML Related Parties also currently have the right to designate four of our directors (the “ML Acquisition Directors”). Moreover, ML RV Group has the right to designate one director for as long as it holds our one share of Class C common stock (the “ML RV Director”). As described in the Voting Agreement, these designation rights are subject to change based on the relevant parties’ ownership of Class A common stock. Funds controlled by Crestview Partners II GP, L.P. have agreed to vote, or cause to vote, all of their outstanding shares of our Class A common stock and Class B common stock at any annual or special meeting of stockholders in which directors are elected, so as to cause the election of the ML Acquisition Directors and the ML RV Director. Additionally, pursuant to the Voting Agreement, we are required to take commercially reasonable action to cause (i) the Board of Directors to be comprised at least of nine directors; (ii) the individuals designated in accordance with the terms of the Voting Agreement to be included in the slate of nominees to be elected to the board of directors at the next annual or special meeting of stockholders of the Company at which directors are to be elected and at each annual meeting of stockholders of the Company thereafter at which a director’s term expires; (iii) the individuals designated in accordance with the terms of the Voting Agreement to fill the applicable vacancies on the board of directors; and (iv) a ML Acquisition Director or the ML RV Director to be the chairperson of the board of directors (as defined in our amended and restated bylaws). The Voting Agreement allows for the board of directors to reject the nomination, appointment or election of a particular director if such nomination, appointment or election would constitute a breach of the board of directors’ fiduciary duties to the Company’s stockholders or does not otherwise comply with any requirements of our amended and restated certificate of incorporation or our amended and restated bylaws or the charter for, or related guidelines of, the board of directors’ nominating and corporate governance committee.

The Voting Agreement further provides that, for so long as the ML Related Parties, directly or indirectly, beneficially own, in the aggregate, 22.5% or more of our Class A common stock (assuming that all outstanding common units in CWGS, LLC are redeemed for newly-issued shares of our Class A common stock on a one-for-one basis), the approval of the ML Related Parties will be required for certain corporate actions. These actions include: (1) a change of control; (2) acquisitions or dispositions of assets above $100 million; (3) the issuance of securities of Camping World Holdings, Inc. or any of its subsidiaries (other than under equity incentive plans that have received the prior approval of our board of directors); (4) material amendments to our certificate of incorporation or bylaws; and (5) any change in the size of the board of directors. The Voting Agreement also provides that, for so long as the ML Related Parties, directly or indirectly, beneficially own, in the aggregate, 28% or more of our Class A common stock (assuming that all outstanding common units of CWGS, LLC are redeemed for newly-issued shares of our Class A common stock, on a one-for-one basis), the approval of the ML Related Parties, as applicable, will be required for the hiring and termination of our Chief Executive Officer; provided, however, that the approval of the ML Related Parties is only required at such time as Marcus Lemonis no longer serves as our Chief Executive Officer. These rights may prevent the consummation of transactions that may be in the best interests of holders of our Class A common stock.

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

Pursuant to the terms of the Voting Agreement, Marcus Lemonis, through his beneficial ownership of our shares directly or indirectly held by ML Acquisition and ML RV Group, and certain funds controlled by Crestview Partners II GP, L.P., in the aggregate, have more than 50% of the voting power for the election of directors, and, as a result, we are considered a “controlled company” for the purposes of the New York Stock Exchange (the “NYSE”) listing requirements. As such, we qualify for, and rely on, exemptions from certain corporate governance requirements, including the requirements to have a majority of independent directors on our board of directors, an entirely independent nominating and corporate governance committee, an entirely independent compensation committee or to perform an annual performance evaluation of the nominating and corporate governance and compensation committees.

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

We are a holding company and had no material assets as of December 31, 2020, other than our ownership of 42,226,389 common units, representing a 47.4% economic interest in the business of CWGS, LLC, and cash of $37.4 million. We have no independent means of generating revenue or cash flow, and our ability to pay dividends in the future, if any, will be dependent upon the financial results and cash flows of CWGS, LLC and its subsidiaries and distributions we receive from CWGS, LLC. There can be no assurance that our subsidiaries will generate sufficient cash flow to dividend or distribute funds to us or that applicable state law and contractual restrictions, including negative covenants in our debt instruments, will permit such dividends or distributions.

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

At December 31, 2020, we had an aggregate of 206,916,992 shares of Class A common stock authorized but unissued, including 46,816,787 shares of Class A common stock issuable, at our election, upon redemption of CWGS, LLC common units held by the Continuing Equity Owners. In connection with our IPO, CWGS, LLC entered into the CWGS LLC Agreement, and subject to certain restrictions set forth therein, the Continuing Equity Owners are entitled to have their common units redeemed from time to time at each of their options for, at our election (determined solely by our independent directors (within the meaning of the rules of the NYSE) who are disinterested), newly-issued shares of our Class A common stock on a one-for-one basis or a cash payment equal to a volume weighted average market price of one share of Class A common stock for each common unit redeemed, in each case in accordance with the terms of the CWGS LLC Agreement; provided that, at our election (determined solely by our independent directors (within the meaning of the rules of the NYSE) who are disinterested), we may effect a direct exchange of such Class A common stock or such cash, as applicable, for such common units. The Continuing Equity Owners may exercise such redemption right for as long as their common units remain outstanding. In connection with our IPO, we also entered into a Registration Rights Agreement pursuant to which the shares of Class A common stock issued upon such redemption and the shares of Class A common stock issued to the Former Equity Owners in connection with the corporate reorganization transactions entered into in connection therewith will be eligible for resale, subject to certain limitations set forth therein. The market price of shares of our Class A common stock could decline as a result of these redemptions or sales, or as a result of the perception that they could occur.

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

We have reserved shares for issuance under our 2016 Incentive Award Plan (the “2016 Plan”) in an amount equal to 12,984,318 shares of Class A common stock as of December 31, 2020, including shares of Class A common stock issuable pursuant to 470,377 stock options and 3,391,740 restricted stock units that were granted to certain of our directors and certain of our employees. Any Class A common stock that we issue, including under our 2016 Plan or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership of holders of our Class A common stock.

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

Beginning in the third quarter of 2020, CWGS, LLC increased its regular quarterly cash distribution to its common unit holders from approximately $0.08 per common unit to $0.09 per common unit. CWGS, LLC intends to continue to make such quarterly cash distributions. We have used in the past, and intend to continue to use, all of the proceeds from such distributions on our common units to declare cash dividends on our Class A common stock.

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

In future periods, if additional material weaknesses in our internal control over financial reporting are identified, we may be required to restate our financial statements and could be subject to regulatory scrutiny, a loss of public and investor confidence, and to litigation from investors and stockholders, which could have a material adverse effect on our business and the price of our Class A common stock.

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

General Risk Factors

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We typically lease the real properties where we have operations. Our real property leases generally provide for fixed monthly rentals with annual escalation clauses. The table below sets forth certain information concerning our offices and distribution centers as of December 31, 2020, and the lease expiration dates include all stated option periods.

	Square Feet	Acres	Lease Expiration(1)	Owned
Office Facilities:
Lincolnshire, Illinois (Corporate headquarters and RV and Outdoor Retail headquarters)	29,495		2024
Englewood, Colorado (Good Sam Services and Plans operations, customer contact and service center and information system functions)	59,704		2054
Bowling Green, Kentucky (RV and Outdoor Retail administrative and information systems functions)	33,947		2054
Oxnard, California (Good Sam Services and Plans publishing and administrative)	10,254		2024
Lakeville, Minnesota (RV and Outdoor Retail administrative and information systems functions)	11,961		2047
St. Paul, Minnesota (RV and Outdoor Retail administrative and information systems functions)	19,364		2027
Chicago, Illinois (Administrative and information systems functions)	15,976		2039
Elkhart, Indiana (RV furniture distributor corporate headquarters)	11,333		2029
Retail Distribution Centers:
Bakersfield, California	169,123	13.1	2053
Franklin, Kentucky (2)	250,000	33.0	2035
Lebanon, Indiana	707,952	32.3	2040
St. Paul, Minnesota (Owasso) (3)	100,548	8.1	2027
St. Paul, Minnesota (Willow Lake) (3)	54,325	5.9	2027
St. Paul, Minnesota (Shoreview) (3)	59,800	8.0	2027
Elkhart, Indiana (Leininger) (4)	123,500	7.7	2025
Elkhart, Indiana (Protecta) (4)	31,900	2.4	2023
Elkhart, Indiana (Chelsea) (4)	115,991	11.4	2029

(1)	Assumes exercise of applicable lease renewal options.
(2)	Closed for a portion of the first half of 2020 and repurposed for online order fulfillment.
(3)	These separate properties in St. Paul, Minnesota function together as the distribution center for the specialty retail products within the RV and Outdoor Retail segment.
(4)	These separate properties in Elkhart, Indiana function together as the distribution center for the RV furniture products within the RV and Outdoor Retail segment.

As of December 31, 2020, we had 171 retail locations in 38 states of which we lease 154 locations. These locations generally range in size from approximately 20,000 to 80,000 square feet and are typically situated on approximately 8 to 50 acres. The leases for our retail locations typically have terms of 15 to 20 years, with multiple renewal terms of five years each. These leases are typically “triple net leases” that require us to pay real estate taxes, insurance and maintenance costs.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

Information About Our Executive Officers and Directors

The following table provides information regarding the Company’s executive officers and directors (ages are as of February 26, 2021):

Name	Age	Position(s)
Marcus A. Lemonis	47	Chairman and Chief Executive Officer
Brent L. Moody	59	President and Director
Karin L. Bell	61	Chief Financial Officer
Tamara R. Ward	53	Chief Operating Officer
Stephen Adams	83	Director
Andris A. Baltins	75	Director
Brian P. Cassidy	47	Director
Mary J. George	70	Director
Michael W. Malone	62	Director
K. Dillon Schickli	67	Director

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

Karin L. Bell has served as the Camping World Holdings, Inc. Chief Financial Officer since July 2020. Ms. Bell’s career with the Company started in May 2003 as the Chief Accounting Officer and Secretary/Treasurer for FreedomRoads, LLC (“FreedomRoads”), an indirect subsidiary of the Company, and Ms. Bell became FreedomRoad’s Chief Financial Officer and Secretary/Treasurer in December 2018. Prior to her current role, Ms. Bell served as the Company’s Chief Accounting Officer from September 2019 to June 2020. Ms. Bell was one of the first employees of FreedomRoads along with the Company’s CEO and Chairman, Marcus Lemonis. Prior to joining FreedomRoads, Ms. Bell was the Senior Vice President and Treasurer of First Security Holding LP, a niche market commercial mortgage conduit lender that also provided investor reporting services for the structured finance industry, from 1992 to 1998. Ms. Bell has also held positions with Laventhol & Horwath and Altschuler, Melvoin & Glasser, both public accounting firms, from 1982 through 1992. Ms. Bell received a B.S. in Accountancy from the University of Illinois in Champaign-Urbana in 1982.

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

Brian P. Cassidy has served on the board of directors of Camping World Holdings, Inc. since March 2016 and on the board of directors of CWGS, LLC since March 2011. Mr. Cassidy is a Partner at Crestview, which he joined in 2004, and currently serves as head of Crestview’s media and communications strategy. Mr. Cassidy has served as a director of WideOpenWest, Inc., a public company, since December 2015, and has served as a director of various private companies, including Hornblower Holdings since April 2018, Congruex LLC since November 2017, and Industrial Media since October 2012. Mr. Cassidy previously served as a director of Cumulus Media, Inc., a public company, from May 2014 until March 2017, and served as a director of various private companies, including NEP Group, Inc. from December 2012 to October 2018 and Interoute Communications Holdings from April 2015 to May 2018. He was also involved with Crestview’s investments in Charter Communications, Inc. and Insight Communications, Inc. Prior to joining Crestview, Mr. Cassidy worked in private equity at Boston Ventures, where he invested in companies in the media and communications, entertainment and business services industries. Previously, he worked as the acting chief financial officer of one of Boston Ventures’ portfolio companies. Prior to that time, Mr. Cassidy was an investment banking analyst at Alex, Brown & Sons, where he completed a range of financing and mergers and acquisitions assignments for companies in the consumer and business services sectors. Mr. Cassidy received an M.B.A. from the Stanford Graduate School of Business and an A.B. in Physics from Harvard College. Mr. Cassidy’s private equity investment and company oversight experience and background with respect to acquisitions, debt financings and equity financings make him well qualified to serve on our board of directors.

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

Michael W. Malone has served on the board of directors of Camping World Holdings, Inc. since May 2019. Mr. Malone was Vice President, Finance and Chief Financial Officer of Polaris Industries Inc. ("Polaris"), a manufacturer of power sports vehicles, from January 1997 to July 2015 and retired from Polaris in March 2016. From January 1997 to January 2010, Mr. Malone also served as Corporate Secretary. Mr. Malone was Vice President and Treasurer of Polaris from December 1994 to January 1997 and was Chief Financial Officer and Treasurer of a predecessor company of Polaris from January 1993 to December 1994. Mr. Malone joined Polaris in 1984 after four years with Arthur Andersen LLP. Mr. Malone has served on the board and on the Audit (chair), Finance and Nominating and Governance Committees of Armstrong Flooring, Inc., a public company, since October 2016 as well as the boards of various non-profit organizations. Mr. Malone previously served on the board of Stevens Equipment Supply LLC, a private company, from May 2011 until October 2020. Mr. Malone received a B.A. in accounting and business administration from St. John's University (Collegeville, Minnesota). Mr. Malone's experiences as the former Chief Financial Officer of a public company, his public company board experience, and his in-depth knowledge of the outdoor lifestyle industry make him well qualified to serve on our board of directors.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Class A common stock is traded on the New York Stock Exchange under the symbol “CWH.” There is no public trading market for our Class B common stock and Class C common stock.

Holders of Record

As of February 12, 2021, there were 5 and 41,329 stockholders of record and beneficial holders, respectively, of our Class A common stock. As of February 15, 2021, there were two and one stockholders of record of our Class B common stock and Class C common stock, respectively.

Dividend Policy

CWGS, LLC has made a regular quarterly cash distribution to its common unit holders of approximately $0.08 per common unit between the three months ended December 31, 2016 and the three months ended June 30, 2020. On July 20, 2020, our Board of Directors approved the increase of the quarterly dividend to $0.09 per share of Class A common stock from $0.08 per share. Accordingly, during the three months ended September 30, 2020 and December 31, 2020, we paid regular quarterly cash dividends of $0.09 per share of our Class A common stock. CWGS, LLC intends to continue to make such quarterly cash distributions, to the extent permitted by law. We have used in the past, and intend to continue to use, to the extent permitted by law, all of the proceeds from such distribution on our common units to pay a regular quarterly cash dividend of approximately $0.09 per share on our Class A common stock, subject to our discretion as the sole managing member of CWGS, LLC and the discretion of our board of directors. CWGS, LLC is required to make cash distributions in accordance with the CWGS LLC Agreement in an amount sufficient for us to pay any expenses incurred by us in connection with the regular quarterly cash dividend, along with any of our other operating expenses and other obligations. Holders of our Class B common stock and Class C common stock are not entitled to participate in any dividends declared by our board of directors. We believe that our cash and cash equivalents and cash provided by operating activities will be sufficient for CWGS, LLC to make this regular quarterly cash distribution for at least the next twelve months.

In addition, the CWGS LLC Agreement requires tax distributions to be made by CWGS, LLC to its members, including us. In general, tax distributions are made on a quarterly basis, to each member of CWGS, LLC, including us, based on such member's allocable share of the taxable income of CWGS, LLC (which, in our case, will be determined without regard to any Basis Adjustments described in our Tax Receivable Agreement) and an assumed tax rate based on the highest combined federal, state, and local tax rate that may potentially apply to any one of CWGS, LLC's members (46.70% in 2020, 2019 and 2018), regardless of the actual final tax liability of any such member. Based on the current applicable effective tax rates, we expect that (i) the assumed tax rate that will be used for purposes of determining tax distributions from CWGS, LLC will exceed our actual combined federal, state and local tax rate (assuming no changes in corporate tax rates) and (ii) the annual amount of tax distributions paid to us will exceed the sum of (A) our actual annual tax liability and (B) the annual amount payable by us under the Tax Receivable Agreement (assuming no early termination of the Tax Receivable Agreement) (such excess in clauses (A) and (B), collectively referred to herein as the "Excess Tax Distribution"). We currently intend to pay a special cash dividend of all or a portion of the Excess Tax Distribution to the holders of our Class A common stock from time to time subject to the discretion of our board of directors.

Our ability to pay cash dividends on our Class A common stock depends on, among other things, our results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, restrictions in our debt agreements and in any preferred stock, restrictions under applicable law, the extent to which such distributions would render CWGS, LLC insolvent, our business prospects and other factors that our board of directors may deem relevant. Additionally, our ability to distribute any Excess Tax Distribution will also be contingent on no early termination or amendment of the Tax Receivable Agreement, as well as the amount of tax distributions actually paid to us and our actual tax liability. Furthermore, because we are a holding company, our ability to pay cash dividends on our Class A common stock depends on our receipt of cash distributions from CWGS, LLC and, through CWGS, LLC, cash distributions and dividends from its operating subsidiaries, which may further restrict our ability to pay dividends as a result of the laws of their jurisdiction of organization, agreements of our subsidiaries or covenants under any existing and future outstanding indebtedness we or our subsidiaries incur. In particular, our ability to pay any cash dividends on our Class A common stock is limited by restrictions on the ability of CWGS, LLC and our other subsidiaries and us to pay dividends or make distributions to us under the terms of our Senior Secured Credit Facilities and Floor Plan Facility. We do not currently believe that the restrictions contained in our existing indebtedness will impair the ability of CWGS, LLC to make the distributions or pay the dividends as described above. Our dividend policy has certain risks and limitations, particularly with respect to liquidity, and we may not pay future dividends according to our policy, or at all. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" and "Risk Factors—Risks Relating to Ownership of Our Class A Common Stock—Our ability to pay regular and special dividends on our Class A common stock is subject to the discretion of our board of directors and may be limited by our structure and statutory restrictions” in this Form 10-K.

Issuer Purchases of Equity Securities

The following table presents information related to our repurchases of Class A common stock for the periods indicated:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
October 1, 2020 to October 31, 2020	—	$—	—	$100,000,000
November 1, 2020 to November 30, 2020	811,223	26.53	811,223	78,478,000
December 1, 2020 to December 31, 2020	—	—	—	78,478,000
Total	811,223	$26.53	811,223	$78,478,000
(1)	On October 30, 2020, our Board of Directors authorized a stock repurchase program for the repurchase of up to $100.0 million of the Company’s Class A common stock, expiring on October 31, 2022. This program does not obligate the Company to acquire any particular amount of Class A common stock and the program may be extended, modified, suspended or discontinued at any time at the Board’s discretion.

The table above excludes shares net settled by the Company in connection with tax withholdings associated with the vesting of restricted stock units as these shares were not issued and outstanding.

Stock Performance Graph

The following graph and table illustrate the total return from October 7, 2016, the date our shares began trading on the NYSE, through December 31, 2020, for (i) our Class A common stock, (ii) the Standard and Poor’s (“S&P”) 500 Index, and (iii) the S&P 500 Retailing Index. The comparisons reflected in the graph and table are not intended to forecast the future performance of our stock and may not be indicative of future performance. The graph and table assume that $100 was invested on October 7, 2016 in each of our Class A common stock, the S&P 500 Index, and S&P 500 Retailing Index and that any dividends were reinvested.

	October 7,	December 31,	December 31,	December 31,	December 31,	December 31,
	2016	2016	2017	2018	2019	2020
Camping World Holdings, Inc. Class A common stock	$100.00	$145.27	$203.35	$53.65	$72.63	$137.63
S&P 500 Index	$100.00	$104.45	$127.26	$121.68	$159.99	$189.43
S&P 500 Retailing Index	$100.00	$98.91	$128.98	$146.34	$185.38	$271.42

Recent Sales of Unregistered Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

The following tables present the selected historical consolidated financial and other data for Camping World Holdings, Inc. The selected consolidated balance sheets data as of December 31, 2020 and 2019 and the selected consolidated statements of operations and statements of cash flows data for each of the years in the three-year period ended December 31, 2020 are derived from our audited consolidated financial statements contained in Part II, Item 8 of this Form 10-K. The selected consolidated balance sheets data as of December 31, 2018, 2017 and 2016, and the selected consolidated statements of operations and statements of cash flows data for the year ended December 31, 2017 and 2016 have been derived from our audited consolidated financial statements not included herein.

During the year ended December 31, 2019, we had a change to our reportable segments as described in Note 22 — Segment Information in Part II, Item 8 of this Form 10-K. Accordingly, certain components of revenue and gross profit for the years ended December 31, 2018, 2017 and 2016 have been reclassified to conform to our current segment reporting structure.

Our financial statements for the year ended December 31, 2017 reflect the provisional impact of the U.S. Tax Cuts and Jobs Act of 2017 that significantly revised the U.S. corporate income tax by, among other things, lowering the statutory corporate tax rate from 35% to 21% and eliminating certain deductions.

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

	Fiscal Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
($ in thousands)	2020	2019	2018	2017	2016
Consolidated Statements of Operations Data:
Revenue:
Good Sam Services and Plans	$180,977	$179,538	$172,660	$161,888	$152,778
RV and Outdoor Retail
New vehicles	2,823,311	2,370,321	2,512,854	2,435,928	1,862,195
Used vehicles	984,853	857,628	732,017	668,860	703,326
Products, service and other	948,890	1,034,577	949,383	652,819	540,019
Finance and insurance, net	464,261	401,302	383,711	326,609	225,994
Good Sam Club	44,299	48,653	41,392	33,726	31,995
Subtotal	5,265,614	4,712,481	4,619,357	4,117,942	3,363,529
Total revenue	5,446,591	4,892,019	4,792,017	4,279,830	3,516,307
Gross profit:
Good Sam Services and Plans	108,039	101,484	96,619	88,269	82,611
RV and Outdoor Retail
New vehicles	502,774	296,051	324,119	349,699	265,332
Used vehicles	233,824	178,988	163,617	162,767	146,073
Products, service and other	358,174	271,658	364,120	288,047	250,833
Finance and insurance, net	464,261	401,302	383,711	326,609	225,994
Good Sam Club	35,407	37,915	30,746	25,523	22,890
Subtotal	1,594,440	1,185,914	1,266,313	1,152,645	911,122
Total gross profit	1,702,479	1,287,398	1,362,932	1,240,914	993,733
Operating expenses:
Selling, general and administrative	1,156,071	1,141,643	1,069,359	853,160	691,884
Debt restructure expense	—	—	380	387	1,218
Depreciation and amortization	51,981	59,932	49,322	31,545	24,695
Goodwill impairment	—	—	40,046		—
Long-lived asset impairment	12,353	66,270	—	—	—
Lease termination	4,547	(686)	—	—	—
Loss (gain) on disposal of assets	1,332	11,492	2,810	(133)	(564)
Total operating expenses	1,226,284	1,278,651	1,161,917	884,959	717,233
Operating income	476,195	8,747	201,015	355,955	276,500
Other income (expense):
Floor plan interest expense	(19,689)	(40,108)	(38,315)	(27,690)	(18,854)
Other interest expense, net	(54,689)	(69,363)	(63,329)	(42,959)	(48,318)
Loss on debt restructure	—	—	(1,676)	(462)	(5,052)
Tax Receivable Agreement liability adjustment	141	10,005	(1,324)	100,758	—
Total other income (expense)	(74,237)	(99,466)	(104,644)	29,647	(72,224)
Income (loss) before income taxes	401,958	(90,719)	96,371	385,602	204,276
Income tax expense	(57,743)	(29,582)	(30,790)	(154,910)	(5,800)
Net income (loss)	344,215	(120,301)	65,581	230,692	198,476
Less: net (income) loss attributable to non-controlling interests	(221,870)	59,710	(55,183)	(200,839)	(9,591)
Net income (loss) attributable to Camping World Holdings, Inc.	$122,345	$(60,591)	$10,398	$29,853	$188,885
Earnings per share of Class A common stock (1):
Basic	$3.11	$(1.62)	$0.28	$1.12	$0.08
Diluted	$3.09	$(1.62)	$0.28	$1.12	$0.07
Cash dividends declared per share of Class A common stock	$1.47	$0.61	$0.61	$0.74	$0.08
Consolidated Statements of Cash Flows Data:
Net cash provided by (used in) operating activities	747,669	251,934	136,292	(16,315)	215,775
Net cash used in investing activities	(125,935)	(104,537)	(292,689)	(468,455)	(115,787)
Net cash (used in) provided by financing activities	(603,183)	(138,433)	70,791	594,737	(77,817)
Selected Other Data:
EBITDA (2)	508,628	38,576	209,022	460,106	277,289
Adjusted EBITDA (2)	564,989	166,015	312,502	394,187	286,467
Net income (loss) margin	6.3%	(2.5)%	1.4%	5.4%	5.6%
Adjusted EBITDA Margin (2)	10.4%	3.4%	6.5%	9.2%	8.1%
Selected Other Operating Data:
Active Customers (3)	5,314,104	5,118,413	5,051,439	3,637,195	3,344,959
Dealership locations (4)	160	154	141	124	105

	Fiscal Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
($ in thousands)	2020	2019	2018	2017	2016
Consolidated Balance Sheets Data (at period end):
Cash and cash equivalents	$166,072	$147,521	$138,557	$224,163	$114,196
Total assets	3,256,431	3,376,240	2,806,687	2,567,026	1,456,061
Total debt (5)	1,185,716	1,208,521	1,204,604	916,902	626,753
Total noncurrent liabilities	2,230,141	2,239,522	1,468,652	1,164,129	740,921
Total stockholders' equity (deficit)	(9,231)	(159,236)	32,917	71,763	(161,007)
(1)	Basic and diluted earnings per Class A common stock is applicable only for periods after the Company’s IPO. Prior to the IPO, the CWGS, LLC membership structure included membership units, preferred units, and profits units. During the period of September 30, 2014 to October 6, 2016, there were 70,000 preferred units outstanding that received a total preferred return of $2.1 million per quarter in addition to their proportionate share of distributions made to all members of CWGS, LLC. The Company analyzed the calculation of earnings per unit for periods prior to the IPO using the two-class method and determined that it resulted in values that would not be meaningful to the users of these consolidated financial statements. Therefore, earnings per share information has not been presented for periods prior to the IPO on October 6, 2016. The basic and diluted earnings per share period for the year ended December 31, 2016 represents only the period of October 6, 2016 to December 31, 2016. See Note 21 — Earnings Per Share to our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information.
(2)	EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin are supplemental measures of our performance that are not required by, or presented in accordance with, GAAP. EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin are not measurements of our financial performance under GAAP and should not be considered as an alternative to net income, net income margin, or any other performance measure derived in accordance with GAAP, or as an alternative to cash flows from operating activities as a measure of our liquidity. See “Non-GAAP Financial Measures” in Part II, Item 7 of this Form 10-K for additional information and a reconciliation to the most directly comparable GAAP financial measure.
(3)	We define an “Active Customer” as a unique customer who has transacted with us in any of the eight most recently completed fiscal quarters prior to the date of measurement.
(4)	Dealership location acquisitions have contributed to the growth in revenues. See Note 15 — Acquisitions to our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information.
(5)	Total debt consists of borrowings under our Senior Secured Credit Facilities, finance leases, the Company’s prior credit facilities, the revolving line of credit under our Floor Plan Facility, and the Real Estate Facility with CIBC Bank USA, as applicable, net of unamortized original issue discount and capitalized finance costs as of December 31, 2020, 2019, 2018, 2017 and 2016 of $3.2 million and $7.9 million, $4.3 million and $10.9 million, $5.4 million and $13.6 million, $6.0 million and $14.2 million, and $6.3 million and $11.9 million, respectively (as discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in Part II, Item 7 of this Form 10-K). See our consolidated financial statements included in Part II, Item 8 of this Form 10-K, which include all liabilities, including amounts outstanding under our Floor Plan Facility.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our Consolidated Financial Statements and related notes included in Part II, Item 8 of this Form 10-K. This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various important factors, including those set forth under “Risk Factors” included in Part I, Item 1A of this Form 10-K, the “Cautionary Note Regarding Forward-Looking Statements” and in other parts of this Form 10-K. Except to the extent that differences among reportable segments are material to an understanding of our business taken as a whole, we present the discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations on a consolidated basis.

For purposes of this Form 10-K, we define an "Active Customer" as a customer who has transacted with us in any of the eight most recently completed fiscal quarters prior to the date of measurement. Unless otherwise indicated, the date of measurement is December 31, 2020, our most recently completed fiscal quarter.

In this Item 7, we discuss the results of operations for the years ended December 31, 2020 and 2019 and comparisons of the year ended December 31, 2020 to the year ended December 31, 2019. Discussions of the results of operations for the year ended December 31, 2018 and comparisons of the year ended December 31, 2019 to the year ended December 31, 2018 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission (“SEC”) on February 28, 2020.

Overview

Camping World Holdings, Inc. (together with its subsidiaries) is America’s largest retailer of recreational RVs and related products and services. Our vision is to build a long-term legacy business that makes RVing fun and easy, and our Camping World and Good Sam brands have been serving RV consumers since 1966. We strive to build long-term value for our customers, employees, and shareholders by combining a unique and comprehensive assortment of RV products and services with a national network of RV dealerships, service centers and customer support centers along with the industry’s most extensive online presence and a highly-trained and knowledgeable team of associates serving our customers, the RV lifestyle, and the communities in which we operate. We also believe that our Good Sam organization and family of programs and services uniquely enables us to connect with our customers as stewards of the RV lifestyle. On December 31, 2020, we operated a total of 171 retail locations, with 170 of these selling and/or servicing RVs. See Note 1 ─ Summary of Significant Accounting Policies ─ Description of the Business to our consolidated financial statements included in Part II, Item 8 of this Form 10-K.

With the COVID-19 crisis (see “COVID-19” below) causing many state and local governments to issue “stay-at-home” and “shelter-in-place” restrictions in mid-to-late March, sales and traffic levels across the RV industry declined significantly in March 2020. In response to the COVID-19 pandemic, many RV manufacturers, including Thor Industries, Forest River, Inc., and Winnebago Industries, temporarily suspended production from late March to mid-May. This led to a 44.6% decrease in wholesale shipments of new RVs for the three month period of March, April, and May 2020, according to the RV Industry Association’s survey of manufacturers. The Company had taken steps to add new private label lines, expand its relationships with smaller RV manufacturers, and acquire used inventory from distressed sellers to help manage risks in its supply chain. In conjunction with the stay-at-home and shelter-in-place restrictions enacted in many areas, the Company saw significant sequential declines in its overall customer traffic levels and its overall revenues from the mid-March to mid-to-late April 2020 timeframe. In the latter part of April, the Company began to see significant improvements in its online web traffic levels and number of electronic leads, and in early May, the Company began to see improvements in its overall revenue levels. As the stay-at-home restrictions began to ease across certain areas of the country, the Company experienced significant acceleration in its in-store and online traffic, lead generation, and revenue trends in May continuing throughout the remainder of 2020 and early indications appear to show favorable trends continuing into 2021.

On September 15, 2020 we announced a number of initiatives heading into 2021, including plans to launch a peer-to-peer RV rental service, and a mobile RV technician marketplace, as well as plans to acquire RV dealerships. These initiatives continue to keep RVs as the focal point while expanding our value proposition to the customer and, in particular, to our 2.1 million active Good Sam members.

Segments

We operate two reportable segments: (i) Good Sam Services and Plans, and (ii) RV and Outdoor Retail. We identify our reporting segments based on the organizational units used by management to monitor performance and make operating decisions. The Company previously had three reportable segments: (i) Consumer Services and Plans; (ii) Dealership, and (iii) Retail. In the first quarter of 2019, we realigned the structure of our internal organization in a manner that caused the composition of our reportable segments to change. Our reportable segment financial information has been recast to reflect the updated reportable segment structure for all periods presented. See Note 1 — Summary of Significant Accounting Policies — Description of the Business and Note 22 — Segment Information to our consolidated financial statements included in Part II, Item 8 of this Form 10-K for further information regarding our reportable segments.

For the years ended December 31, 2020, 2019, and 2018, we generated 3.3%, 3.7%, and 3.6% of our total revenue and 6.4%, 7.9%, and 7.1% of our total gross profit from our Good Sam Services and Plans segment, respectively. For the years ended December 31, 2020, 2019, and 2018, we generated 96.7%, 96.3%, and 96.4% of our total revenue and 93.6%, 92.1%, and 92.9% of our total gross profit from our RV and Outdoor Retail segment, respectively.

COVID-19

As discussed in Note 1 ─ Summary of Significant Accounting Policies ─ COVID-19 to our consolidated financial statements included in Part II, Item 8 of this Form 10-K, the COVID-19 pandemic adversely impacted our business from mid-March through much of April 2020, but shifted to a favorable impact beginning primarily in May 2020.

In response to the pandemic, we have implemented preparedness plans to keep our employees and customers safe, which include social distancing, providing employees with face coverings and/or other protective clothing as required, implementing additional cleaning and sanitization routines, and work-from-home orders for a significant portion of our workforce. The majority of our retail locations have continued to operate as essential businesses and consequently have remained open to serve our customers through the pandemic, and we continue to operate our e-commerce business. As of December 31, 2020, we have temporarily closed two of our dealerships as a result of COVID-19 and branding changes. These two dealerships are expected to reopen in 2021. We temporarily reduced salaries and hours throughout the Company, including for our executive officers and implemented headcount and other cost reductions primarily from the middle of March 2020 through the middle of May 2020, in an attempt to better align expenses with the initially expected reduced sales resulting from the impact of COVID-19 on our business. Most of these temporary salary reductions ended in May 2020 as the adverse impacts of the pandemic began to decline and we increased hours for certain employees and reinstated many positions from the initial headcount reductions as the demand for our products increased.

In conjunction with the stay-at-home and shelter-in-place restrictions enacted in many areas, we saw significant sequential declines in overall customer traffic levels and overall revenues from the mid-March to mid-to-late April 2020 timeframe. In the latter part of April, we began to see a significant improvement in online web traffic levels, and in early May, we began to see improvements in overall revenue levels. As the stay-at-home restrictions began to ease across certain areas of the country, we experienced significant acceleration in our in-store traffic and revenue trends in May and continuing throughout the remainder of 2020 and early indications appear to show favorable trends continuing into 2021. We believe that the demand will remain elevated as consumers continue to view RVs as an opportunity to work and school remotely.

We have been implementing marketing and operational plans to optimize our leadership position through the pandemic, regardless of the ultimate timing and slope of the recovery curve. We have adapted our sales practices to accommodate customers’ safety concerns in this COVID-19 environment, such as offering virtual tours of RVs and providing home delivery options. As a consequence of COVID-19, we held fewer consumer shows and events during 2020 than in 2019 and we debuted our first virtual show in 2020.

If stay-at-home and shelter-in-place restrictions are put back into place or as other modes of transportation and vacation options recover from the impact of COVID-19, the increased demand for our products may not be sustained. We are unable to accurately quantify the future impact that COVID-19 may have on our business, results of operations and liquidity due to numerous uncertainties, including the severity of the disease, the duration of the pandemic, including additional waves of infection and the effectiveness and availability of vaccines, the economic impact of the pandemic, actions that may be taken by governmental authorities and other as yet unanticipated consequences. In addition, there could be weakening demand for items that are not basic goods, and our supply chain could be disrupted in the future as a result of the outbreak, such as if Thor Industries, Inc. were to again close its North American production facilities as it did from late March to early May 2020. Any of these events could have a materially adverse impact on our operating results.

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

Same store revenue.  Same store revenue measures the performance of a retail location during the current reporting period against the performance of the same retail location in the corresponding period of the previous year. Our same store revenue calculations for a given period include only those stores that were open both at the end of the corresponding period and at the beginning of the preceding fiscal year. As of December 31, 2020, 2019, and 2018, we had a base of 142, 132, and 118 same stores, respectively. For the years ended December 31, 2020, 2019 and 2018 our aggregate same store revenue was $4.5 billion, $3.7 billion, and $3.9 billion, respectively. With same store revenue driven by the number of transactions and the average transaction price, changes in our mix of new vehicle sales has and will likely continue to negatively impact our new vehicle same store revenue. Over the past several years, we have seen a shift in our overall mix of new RV sales towards travel trailer vehicles, which tend to carry lower average selling prices than other classes of new RV vehicles. From 2015 to 2020, new vehicle travel trailer units have increased from 62% to 74% of total new vehicle unit sales and the average selling price of a new vehicle unit has declined from $39,853 to $36,277. The increased popularity of new travel trailer vehicles and the lower price points of these units compared to other new vehicle classes such as motorhomes and fifth wheels could continue to lower our average selling price of a new vehicle unit and impact our same store revenue.

Gross Profit and Gross Margins.  Gross profit is our total revenue less our total costs applicable to revenue. Our total costs applicable to revenue primarily consists of the cost of goods and cost of sales, exclusive of depreciation and amortization. Gross margin is gross profit as a percentage of revenue.

Our gross profit is variable in nature and generally follows changes in our revenue. While gross margins for our RV and Outdoor Retail segment are lower than gross margins for our Good Sam Services and Plans, this segment generates significant gross profit and is our primary means of acquiring new customers, to whom we then cross sell our higher margin products and services with recurring revenue. We believe the overall growth of our RV and Outdoor Retail segments will allow us to continue to drive growth in gross profit due to our ability to cross sell our Good Sam Services and Plans to our increasing Active Customer base. Gross margin in our RV and Outdoor Retail segment was negatively impacted in 2018 and 2017 by the opening of Gander Outdoors locations and in 2019 by the 2019 Strategic Shift.

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

For the definitions of Adjusted EBITDA and Adjusted EBITDA Margin, a reconciliation of Adjusted EBITDA to net income, a reconciliation of Adjusted EBITDA Margin to net income margin, and a further discussion of how we utilize these non-GAAP financial measures and their limitations, see “Non-GAAP Financial Measures” below.

Industry Trends

After several years of strong growth, the overall RV industry experienced decelerating demand for new vehicles in 2018 and 2019. Along with the decelerating demand trends, wholesale shipments of new RV vehicles declined 16.0% in 2019 according to the RV Industry Association’s survey of manufacturers. In late 2019, the demand for new RVs across the overall RV industry began improving. Wholesale shipments of new RVs increased 13.2% in the first two months of 2020 according to the RV Industry Association’s survey of manufacturers but then there was a six to eight week shutdown by RV manufacturers last spring which resulted in an 18.7% decrease in wholesale shipments for the first half of 2020. Wholesale shipments of RVs for the second half of 2020 increased 34.2% over the comparable period in 2019. For the year ended December 31, 2020 total RV shipments increased 6.0% versus the comparable period in 2019, with the travel trailer group showing the largest increase.

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

Longer term, however, we believe the increase in the number of light-weight towable RV models offered by the manufacturers, the increase in the number of pickup trucks and sport utility vehicles in operation, the ease of towing, the affordability of many of the light-weight RVs, the savings RVs offer on a variety of vacation costs, an increase in the pool of potential RV customers due to an aging baby boomer and millennial demographic, and the increased RV ownership among younger consumers are positive long-term secular trends driving the growth of the RV industry and the installed base of RV owners.

In addition, we believe the growth in the number of U.S. camping households bodes well for the long-term growth of the RV industry. The 2020 North American Camping Report estimated that the total number of camping households in the U.S. has increased by more than 9.7 million over the past six years to 82 million. Campers are increasing the amount of time they camp each year, with the number of campers who camp three times or more each year increasing by 82% since 2014. Over the past six years, an increasing number of campers have said that they use an RV as their primary camping accommodation. From 2014 to 2019, the number of campers using an RV to camp increased from 21% to an estimated 27%.

Finally, the camping and RV industry are expected to benefit from Baby Boomers reaching retirement age and Generation X and Millennial consumers reaching their prime camping age, which is generally considered between the ages of 30 and 50. According to U. S. Census Bureau data in the 2019 American Community Survey 1-Year Estimates, the population for the ages of 20 and 34 were estimated at 67 million individuals and the population between the ages of 50 and 69 were estimated at 80 million individuals in the United States.

Strategic Shift

In 2019, we made a strategic decision to refocus our business around our core RV competencies. In connection with the 2019 Strategic Shift, we recorded restructuring charges of $27.7 million in the third quarter of 2019 and $19.5 million in the fourth quarter of 2019. In total, we expect to incur costs relating to one-time employee termination benefits of $1.2 million, all of which has been incurred through December 31, 2020, lease termination costs of between $18.0 million and $32.0 million, incremental inventory reserve charges of $42.4 million all of which has been incurred through December 31, 2020, and other associated costs of between $28.0 million and $35.0 million. Through December 31, 2019, we incurred $21.2 million of such other associated costs primarily representing labor, lease, and other operating expenses incurred during the post-close wind-down period for the locations related to the 2019 Strategic Shift. The additional amount of $6.8 million to $13.8 million represents similar costs that may be incurred in the year ending December 31, 2021 for locations that continue in a wind-down period, primarily comprised of lease costs accounted for under ASC No. 842, Leases (“ASC 842”) prior to lease termination. We intend to negotiate terminations of these leases where prudent and pursue sublease arrangements for the remaining leases. Lease costs may continue to be incurred after December 31, 2020 on these leases if we are unable to terminate the leases under acceptable terms or offset the lease costs through sublease arrangements. The foregoing lease termination cost estimate represents the expected cash payments to terminate certain leases, but does not include the gain or loss from derecognition of the related operating lease assets and liabilities, which is dependent on the particular leases that will be terminated. See Note 5 — Restructuring and Long-lived Asset Impairment to our consolidated financial statements included in Part II, Item 8 of this Form 10-K.

The following table details the costs incurred associated with the 2019 Strategic Shift (in thousands):

	Year Ended
	December 31, 2020	December 31, 2019
Restructuring costs:
One-time termination benefits(1)	$231	$1,008
Lease termination costs(2)	4,432	55
Incremental inventory reserve charges(3)	543	41,894
Other associated costs(4)	16,835	4,321
Total restructuring costs	$22,041	$47,278
(1)

These costs incurred in 2020 were primarily included in costs applicable to revenues – products, service and other in the consolidated statements of operations. These costs incurred in 2019 were primarily included in selling, general and administrative expenses in the consolidated statements of operations.

(2)

These costs were included in lease termination charges in the consolidated statements of operations. This reflects termination fees paid, net of any gain from derecognition of the related operating lease assets and liabilities.

(3)	These costs were included in costs applicable to revenue – products, service and other in the consolidated statements of operations.
(4)

Other associated costs primarily represent labor, lease, and other operating expenses incurred during the post-close wind-down period for the locations related to the 2019 Strategic Shift. For the year ended December 31, 2020, costs of approximately $0.4 million were included in costs applicable to revenue – products, service and other, and $16.4 million were included in selling, general, and administrative expenses in the consolidated statements of operations.

Results of Operations

Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

The following tables set forth information comparing the components of net income for the years ended December 31, 2020 and 2019.

	Year Ended
	December 31, 2020		December 31, 2019
		Percent of		Percent of	Favorable/ (Unfavorable)
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%

Revenue:
Good Sam Services and Plans	$180,977	3.3%	$179,538	3.7%	$1,439	0.8%
RV and Outdoor Retail:
New vehicles	2,823,311	51.8%	2,370,321	48.5%	452,990	19.1%
Used vehicles	984,853	18.1%	857,628	17.5%	127,225	14.8%
Products, service and other	948,890	17.4%	1,034,577	21.1%	(85,687)	(8.3)%
Finance and insurance, net	464,261	8.5%	401,302	8.2%	62,959	15.7%
Good Sam Club	44,299	0.8%	48,653	1.0%	(4,354)	(8.9)%
Subtotal	5,265,614	96.7%	4,712,481	96.3%	553,133	11.7%
Total revenue	5,446,591	100.0%	4,892,019	100.0%	554,572	11.3%

Gross profit (exclusive of depreciation and amortization shown separately below):
Good Sam Services and Plans	108,039	2.0%	101,484	2.1%	6,555	6.5%
RV and Outdoor Retail:
New vehicles	502,774	9.2%	296,051	6.1%	206,723	69.8%
Used vehicles	233,824	4.3%	178,988	3.7%	54,836	30.6%
Products, service and other	358,174	6.6%	271,658	5.6%	86,516	31.8%
Finance and insurance, net	464,261	8.5%	401,302	8.2%	62,959	15.7%
Good Sam Club	35,407	0.7%	37,915	0.8%	(2,508)	(6.6)%
Subtotal	1,594,440	29.3%	1,185,914	24.2%	408,526	34.4%
Total gross profit	1,702,479	31.3%	1,287,398	26.3%	415,081	32.2%

Operating expenses:
Selling, general and administrative expenses	1,156,071	21.2%	1,141,643	23.3%	(14,428)	(1.3)%
Depreciation and amortization	51,981	1.0%	59,932	1.2%	7,951	13.3%
Long-lived asset impairment	12,353	0.2%	66,270	1.4%	53,917	81.4%
Lease termination	4,547	0.1%	(686)	(0.0)%	(5,233)	nm
Loss on disposal of assets	1,332	0.0%	11,492	0.2%	10,160	88.4%
Total operating expenses	1,226,284	22.5%	1,278,651	26.1%	(52,367)	(4.1)%
Income from operations	476,195	8.7%	8,747	0.2%	467,448	5344.1%
Other income (expense):
Floor plan interest expense	(19,689)	(0.4)%	(40,108)	(0.8)%	20,419	50.9%
Other interest expense, net	(54,689)	(1.0)%	(69,363)	(1.4)%	14,674	21.2%
Tax Receivable Agreement liability adjustment	141	0.0%	10,005	0.2%	(9,864)	(98.6)%
Total other income (expense)	(74,237)	(1.4)%	(99,466)	(2.0)%	25,229	25.4%
Income (loss) before income taxes	401,958	7.4%	(90,719)	(1.9)%	492,677	nm
Income tax expense	(57,743)	(1.1)%	(29,582)	(0.6)%	(28,161)	(95.2)%
Net income (loss)	344,215	6.3%	(120,301)	(2.5)%	464,516	nm
Less: net (income) loss attributable to non-controlling interests	(221,870)	(4.1)%	59,710	1.2%	(281,580)	nm
Net income (loss) attributable to Camping World Holdings, Inc.	$122,345	2.2%	$(60,591)	(1.2)%	$182,936	nm

nm- not meaningful

Supplemental Data

	Year Ended December 31,		Increase		Percent
	2020	2019	(decrease)		Change
Unit sales
New vehicles	77,827	66,111	11,716		17.7%
Used vehicles	37,760	36,213	1,547		4.3%
Total	115,587	102,324	13,263		13.0%

Average selling price
New vehicles	$36,277	$35,854	$423		1.2%
Used vehicles	$26,082	$23,683	$2,399		10.1%

Same store unit sales
New vehicles	70,313	61,390	8,923		14.5%
Used vehicles	34,351	34,477	(126)		(0.4)%
Total	104,664	95,867	8,797		9.2%

Same store revenue ($ in 000's)
New vehicles	$2,567,103	$2,223,696	$343,406		15.4%
Used vehicles	911,315	828,312	83,004		10.0%
Products, service and other	594,060	523,328	70,732		13.5%
Finance and insurance, net	426,229	379,785	46,444		12.2%
Total	$4,498,708	$3,955,122	$543,586		13.7%

Average gross profit per unit
New vehicles	$6,460	$4,478	$1,982		44.3%
Used vehicles	6,192	4,943	1,249		25.3%
Finance and insurance, net per vehicle unit	4,017	3,922	95		2.4%
Total vehicle front-end yield(1)	10,389	8,564	1,825		21.3%

Gross margin
Good Sam Services and Plans	59.7%	56.5%	317	bps
New vehicles	17.8%	12.5%	532	bps
Used vehicles	23.7%	20.9%	287	bps
Products, service and other	37.7%	26.3%	1,149	bps
Finance and insurance, net	100.0%	100.0%	unch.	bps
Good Sam Club	79.9%	77.9%	200	bps
Subtotal RV and Outdoor Retail	30.3%	25.2%	511	bps
Total gross margin	31.3%	26.3%	494	bps

Inventories ($ in 000's)
New vehicles	$691,114	$966,134	$(275,020)		(28.5)%
Used vehicles	178,336	165,927	12,409		7.5%
Products, parts, accessories and misc.	266,786	225,888	40,898		18.1%
Total RV and Outdoor Retail inventories	$1,136,236	$1,357,949	$(221,713)		(16.3)%

Vehicle inventory per location ($ in 000's)
New vehicle inventory per dealer location	$4,319	$6,274	$(1,954)		(31.1)%
Used vehicle inventory per dealer location	1,115	1,077	37		3.4%

Vehicle inventory turnover(2)
New vehicle inventory turnover	3.1	2.1	1.0		44.9%
Used vehicle inventory turnover	5.2	4.8	0.4		9.0%

Retail locations
RV dealerships	160	154	6		3.9%
RV service & retail centers	10	11	(1)		(9.1)%
Subtotal	170	165	5		3.0%
Other retail stores	1	10	(9)		(90.0)%
Total	171	175	(4)		(2.3)%

Other data
Active Customers(3)	5,314,104	5,118,413	195,691		3.8%
Good Sam Club members	2,088,064	2,124,724	(36,660)		(1.7)%
Finance and insurance gross profit as a % of total vehicle revenue	12.2%	12.4%	(24)	bps	n/a
Same store locations	142	n/a	n/a		n/a

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

Total revenue was $5.4 billion for 2020, an increase of $554.6 million, or 11.3%, from $4.9 billion for 2019. The increase in total revenue was driven by a $553.1 million, or 11.7%, increase in RV and Outdoor Retail revenue, and a $1.4 million, or 0.8%, increase in Good Sam Services and Plans revenue.

Total gross profit was $1.7 billion for 2020, an increase of $415.1 million, or 32.2%, from $1.3 billion for 2019. The increase in total gross profit was driven by a $408.5 million, or 34.4%, increase in RV and Outdoor Retail gross profit, and a $6.6 million, or 6.5%, increase in Good Sam Services and Plans gross profit.

Income from operations was $476.2 million for 2020, an increase of $467.4 million from $8.7 million for 2019. The increase in income from operations was primarily driven by a $415.1 million increase in gross profit, a $53.9 million decrease in long-lived asset impairment, a decrease of approximately $10.1 million in loss on disposal of assets, and a decrease of approximately $7.9 million in depreciation and amortization, partially offset by an increase of $14.4 million in selling, general and administrative expenses, and a $5.2 million increase in lease termination expense.

Total other expenses were $74.2 million for 2020, a decrease of $25.2 million, or 25.4% from $99.5 billion for 2019. The decrease in other expenses was driven by a $20.4 million decrease in floor plan interest expense, and a $14.7 million decrease in other interest expense, partially offset by a $9.9 million favorable adjustment in Tax Receivable Agreement Liability in 2019, which did not reoccur in 2020.

As a result of the above factors, income before income taxes was $402.0 million for 2020 compared to loss before income taxes of $90.7 million for 2019. Income tax expense was $57.7 million for 2020, an increase of $28.2 million from $29.6 million for 2019. As a result, net income was $344.2 million for 2020 compared to net loss of $120.3 million for 2019.

Good Sam Services and Plans

Good Sam Services and Plans revenue was $181.0 million for 2020, an increase of $1.4 million, or 0.8%, from $179.5 million for 2019. The $1.4 million increase was primarily attributable to $2.4 million from increased contracts in force from our roadside assistance programs, $1.8 million from increased contracts in force for our extended vehicle warranty programs, $1.6 million from increased contracts in force for our vehicle insurance products, and $1.1 million from increased RV financing loan volume, partially offset by a $2.4 million decrease from 13 fewer consumer shows, and decreases in advertising revenue of $1.4 million from the magazine group and $1.7 million for the annual directory.

Good Sam Services and Plans gross profit was $108.0 million for 2020, an increase of $6.6 million, or 6.5%, from $101.5 million for 2019. The increase in gross profit was primarily attributable to $4.2 million from increased policies in force and reduced marketing expenses for our extended vehicle programs, $3.2 million of increased policies in force and reduced program expenses in our roadside assistance programs, and $1.2 million from increased loan volume for our RV financing, partially offset by $1.1 million of reduced gross profit from reduced consumer shows, $0.8 million from the annual directory and $0.1 million from other services and plans.

RV and Outdoor Retail:

New Vehicles

New vehicle revenue was $2.8 billion for 2020, an increase of $453.0 million, or 19.1%, from $2.4 billion for 2019. The increase was primarily due to a 17.7% increase in vehicle units sold and a 1.2% increase in average selling price per vehicle, driven by increases in nearly all product types. On a same store basis, new vehicle revenue increased 15.4% to $2.6 billion in 2020 from $2.2 billion in 2019.

New vehicle gross profit increased 69.8%, or $206.7 million, to $502.8 million for 2020 from $296.1 million for 2019. The increase was primarily due to a 44.3% increase in average gross profit per vehicle sold and by a 17.7% increase in vehicle units sold. Gross margin increased 532 basis points to 17.8% in 2020 from 12.5% in 2019. The increase was primarily due to higher towable and motorized gross margins resulting from lower supply from manufacturers and outsized demand from consumers turning to RVing as a vacation alternative.

Used Vehicles

Used vehicle revenue increased 14.8%, or $127.2 million, to $984.9 million for 2020 from $857.6 million for 2019. The increase was primarily due to a 10.1% increase in average selling price per vehicle sold, and a 4.3% increase in vehicle units sold, driven mostly by towable units where a dip in trade-in rates through a portion of the year compressed inventory levels while product demand remained high. On a same store basis, used vehicle revenue increased 10.0% to $911.3 million in 2020 from $828.3 million in 2019.

Used vehicle gross profit increased 30.6%, or $54.8 million, to $223.8 million in 2020 from $179.0 million in 2019. The increase was primarily from a 25.3% increase in average gross profit per vehicle sold and a 4.3% increase in vehicle units sold. Used vehicle gross margin increased 287 basis points to 23.7% in 2020 from 20.9% in 2019. The increase was driven by nearly all types of towable units as a result of strength in the used market.

Products, Service and Other

Products, service and other revenue decreased 8.3%, or $85.7 million, to $948.9 million in 2020 from $1.0 billion in 2019. The decrease was driven by store closures related to the 2019 Strategic Shift, partially offset by improvements in same store sales. On a same store basis, products, service and other revenue increased 13.5% to $594.1 million for 2020 from $523.3 million in 2019.

Products, service and other gross profit increased 31.8%, or $86.5 million, to $358.2 million in 2020 from $271.7 million in 2019. The increase was driven by the 2019 Strategic Shift inventory liquidation charge of $27.3 million in 2019 and improved margin at the remaining locations. Product, service and other gross margin increased to 37.7% in 2020 from 26.3% in 2019. The increase was primarily due to a sales mix shift towards higher margin legacy RV products and the 2019 Strategic Shift inventory liquidation charge of $27.3 million in 2019.

Finance and Insurance, net

Finance and insurance, net revenue increased 15.7%, or $63.0 million to $464.3 million in 2020 from $401.3 million for 2019, primarily due to increased volume of vehicles sold. Finance and insurance, net as a percentage of new and used vehicle revenue decreased to 12.2% for 2020 from 12.4% for 2019. On a same store basis, finance and insurance, net revenue increased 12.2%, or $46.4 million, to $426.2 million in 2020 versus $379.8 million in 2019.

Good Sam Club

Good Sam Club revenue decreased 8.9%, or $4.4 million, to $44.3 million in 2020 from $48.7 million in 2019. The decrease resulted from a reduced number of members and reduced royalty fees from the credit card related to fewer retail locations that resulted from store closures related to the 2019 Strategic Shift.

Good Sam Club gross profit decreased 6.6%, or $2.5 million, to $35.4 million in 2020 from $37.9 million in 2019. The decrease was primarily due to a reduced number of members from the decreased number of stores as a result of the store closures related to the 2019 Strategic Shift. Gross margin increased to 79.9% in 2020 from 77.9% in 2019 primarily due to reduced club marketing expenses.

Selling, general and administrative

Selling, general and administrative expenses increased 1.3%, or $14.4 million, to $1.2 billion in 2020 from $1.1 billion for 2019. The $14.4 million increase was primarily due to a $46.7 million increase in wage-related expenses attributable in large part to variable pay on increased gross profit, partially offset by an $18.1 million decrease in advertising as the Company shifted towards a more digitally-driven marketing approach, $8.1 million decrease in personal and real property expense primarily due to closed stores as a result of the 2019 Strategic Shift, and a $6.1 million decrease in other store and corporate overhead expenses. Selling, general and administrative expenses as a percentage of total gross profit decreased to 67.9% in 2020 from 88.7% in 2019.

Depreciation and amortization

Depreciation and amortization decreased 13.3%, or $8.0 million, to $52.0 million in 2020 from $59.9 million for 2019 due to reduction in capital expenditures in 2020 and the asset impairment related to the 2019 Strategic Shift in 2019.

Long-lived asset impairment

As discussed in Note 5 – Restructuring and Long-lived Asset Impairment to our consolidated financial statements included in Part II, Item 8 of this Form 10-K, we recognized $12.4 million of long-lived asset impairments in 2020, of which $12.3 million related to the 2019 Strategic Shift discussed above, and $66.3 million of long-lived asset impairments during 2019, of which $57.4 million was related to the 2019 Strategic Shift.

Lease termination

Lease termination expense increased $5.2 million to $4.5 million in 2020 from a lease termination benefit of $0.7 million in 2019, related primarily to lease terminations in connection with the 2019 Strategic Shift discussed above.

Floor plan interest expense

Floor plan interest expense decreased 50.9%, or $20.4 million, to $19.7 million for 2020 from $40.1 million in 2019. The decrease was primarily due to a 169 basis point decrease in the average floor plan borrowing rate, and a 22.3% decrease in average floor plan borrowings driven by lower average inventory levels.

Other interest expense, net

Other interest expense decreased 21.2%, or $14.7 million, to $54.7 million in 2020 from $69.4 million for 2019. The decrease was primarily due to a 113 basis point decrease in the average interest rate.

Tax Receivable Agreement liability adjustment

The Tax Receivable Agreement liability adjustment for 2020 and 2019 was a benefit of $0.1 million and $10.0 million, respectively, which represented an adjustment for lower enacted state income tax rates in both periods.

Income tax expense

Income tax expense increased 95.2%, or $28.2 million, to $57.7 million in 2020 compared to $29.6 million for 2019. The increase was primarily due to higher income generated at CWGS, LLC for which the Company is subject to U.S. federal and state taxes on its allocable share, partially offset by operating losses recorded by Camping World, Inc. (“CW”) for which no tax benefit can be recognized.

Net income (loss)

Net income increased $464.5 million to a net income of $344.2 million in 2020 from a net loss of $120.3 million in 2019 primarily due to the items mentioned above.

Segment results

The following table sets forth a reconciliation of total segment income to consolidated income from operations before income taxes for the period presented:

	Fiscal Year Ended
	December 31, 2020		December 31, 2019		Favorable/
		Percent of		Percent of	(Unfavorable)
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%
Revenue:
Good Sam Services and Plans	$182,758	3.4%	$181,526	3.7%	$1,232	0.7%
RV and Outdoor Retail	5,285,427	97.0%	4,731,636	96.7%	553,791	11.7%
Elimination of intersegment revenue	(21,594)	(0.4)%	(21,143)	(0.4)%	(451)	(2.1)%
Total consolidated revenue	5,446,591	100.0%	4,892,019	100.0%	554,572	11.3%
Segment income (loss):(1)
Good Sam Services and Plans	88,288	1.6%	83,635	1.7%	4,653	5.6%
RV and Outdoor Retail	429,950	7.9%	(42,609)	(0.9)%	472,559	nm
Total segment income	518,238	9.5%	41,026	0.8%	477,212	1163.2%
Corporate & other	(9,751)	(0.2)%	(12,455)	(0.3)%	2,704	21.7%
Depreciation and amortization	(51,981)	(1.0)%	(59,932)	(1.2)%	7,951	13.3%
Other interest expense, net	(54,689)	(1.0)%	(69,363)	(1.4)%	14,674	21.2%
Tax Receivable Agreement liability adjustment	141	0.0%	10,005	0.2%	(9,864)	98.6%
Income (loss) before income taxes	$401,958	7.4%	$(90,719)	(1.9)%	$492,677	nm

Same store revenue- RV and Outdoor Retail(2)	$4,498,708		$3,955,122		$543,586	13.7%

nm – not meaningful

(1)	Segment income represents income for each of our reportable segments and is defined as income from operations before depreciation and amortization, plus floor plan interest expense.
(2)	Same store revenue definition not applicable to the Good Sam Services and Plans segment.

Good Sam Services and Plans

Good Sam Services and Plans segment revenue was $182.8 million for 2020, an increase of $1.2 million, or 0.7%, from $181.5 million for 2019. The $1.2 million increase was primarily attributable to $2.4 million from increased contracts in force from our roadside assistance programs, $1.8 million from increased contracts in force for our extended vehicle warranty programs, $1.6 million from increased contracts in force for our vehicle insurance products, and $1.1 million from increased RV financing loan volume, partially offset by a $2.5 million decrease from 13 fewer consumer shows, and decreases in advertising revenue, including a $1.5 million decrease from the magazine group and a $1.7 million decrease for the annual directory.

Good Sam Services and Plans segment income was $88.3 million for 2020, an increase of $4.7 million, or 5.6%, from $83.6 million for 2019. The increase was primarily attributable to a gross profit increase of $6.6 million, which was comprised of $4.2 million from increased policies in force and reduced marketing expenses for our extended vehicle warranty programs, $3.2 million from increased policies in force and reduced program expenses in our roadside assistance programs, and $1.2 million from increased loan volume for our RV financing, partially offset by $1.1 million of reduced gross profit from reduced consumer shows, $0.8 million from the annual directory and $0.1 million from other services and plans; and reduced loss on asset disposals of $0.6 million, partially offset by increased selling, general and administrative expenses of $2.5 million. Segment income margin net of intersegment revenue elimination increased 220 basis points to 48.8% primarily due to increased policies in force and reduced marketing costs for our extended vehicle warranty programs, and increased policies in force reduced program costs in our roadside assistance programs.

RV and Outdoor Retail segment

RV and Outdoor Retail segment revenue was $5.3 billion for 2020, an increase of $553.8 million, or 11.7%, from $4.7 billion for 2019. The increase was primarily due to a 17.7% increase in new vehicle units sold and a 4.4% increase in average selling price per vehicle, driven by increases in nearly all product types, led by single and double axle travel trailers.

RV and Outdoor Retail segment income was $430.0 million for 2020, an increase of $472.6 million, from segment loss of $42.6 million for 2019. The increase was primarily due to a $408.5 million increase in gross profit primarily from higher towable and motorized gross margins resulting from lower supply from manufacturers and outsized demand from consumers turning to RVing as a vacation alternative and increased strength of the used vehicle market, a $53.9 million reduction in long-lived asset impairment, a $20.4 million decrease in floor plan interest expense, and a $9.5 million reduction in loss on disposal of assets, partially offset by an increase of approximately $14.5 million in selling, general and administrative expenses resulting from commissions on increased revenue partially offset by a reduction resulting from the 2019 Strategic Shift, and a $5.2 million increase in lease termination expense. Segment income margin net of intersegment revenue elimination increased to 8.2% from a segment loss margin of 0.90% in 2019 primarily due to the impact of the 2019 Strategic Shift.

Corporate and other expenses

Corporate and other expenses were $9.8 million for 2020, a decrease of $2.7 million, or 21.7%, from $12.5 million for 2019. The decrease was primarily due to reduced professional fees.

Tax Receivable Agreement liability adjustment

The Tax Receivable Agreement liability adjustment for 2020 and 2019 was a benefit of $0.1 million and $10.0 million, respectively, which represented an adjustment for lower enacted state income tax rates in both periods.

Non-GAAP Financial Measures

To supplement our consolidated financial statements, which are prepared and presented in accordance with accounting principles generally accepted in the United States (“GAAP”), we use the following non-GAAP financial measures: EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Net Income Attributable to Camping World Holdings, Inc. – Basic, Adjusted Net Income Attributable to Camping World Holdings, Inc. – Diluted, Adjusted Earnings Per Share – Basic, and Adjusted Earnings Per Share – Diluted (collectively the "Non-GAAP Financial Measures"). We believe that these Non-GAAP Financial Measures, when used in conjunction with GAAP financial measures, provide useful information about operating results, enhance the overall understanding of past financial performance and future prospects, and allow for greater transparency with respect to the key metrics we use in our financial and operational decision making. These Non-GAAP Financial Measures are also frequently used by analysts, investors and other interested parties to evaluate companies in the Company’s industry. The presentation of this financial information is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP, and they should not be construed as an inference that the Company’s future results will be unaffected by any items adjusted for in these non-GAAP Financial Measures. In evaluating these non-GAAP Financial Measures, you should be aware that in the future the Company may incur expenses that are the same as or similar to some of those adjusted in this presentation. The Non-GAAP Financial Measures that we use are not necessarily comparable to similarly titled measures used by other companies due to different methods of calculation.

EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin

We define “EBITDA” as net income before other interest expense, net (excluding floor plan interest expense), provision for income tax expense and depreciation and amortization. We define “Adjusted EBITDA” as EBITDA further adjusted for the impact of certain noncash and other items that we do not consider in our evaluation of ongoing operating performance. These items include, among other things, long-lived asset impairment, lease termination costs, loss and expense on debt restructure, goodwill impairment, gains and losses on disposal of assets and other expense, net, monitoring fees, equity-based compensation, Tax Receivable Agreement liability adjustment, transaction expenses related to acquisitions, Gander Outdoors pre-opening costs, restructuring costs related to the 2019 Strategic Shift, and other unusual or one-time items. We define “Adjusted EBITDA Margin” as Adjusted EBITDA as a percentage of total revenue. We caution investors that amounts presented in accordance with our definitions of EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin may not be comparable to similar measures disclosed by our competitors, because not all companies and analysts calculate EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin in the same manner. We present EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin because we consider them to be important supplemental measures of our performance and believe they are frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. Management believes that investors’ understanding of our performance is enhanced by including these Non GAAP Financial Measures as a reasonable basis for comparing our ongoing results of operations.

The following table reconciles EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin to the most directly comparable GAAP financial performance measures, which are net (loss) income, and net (loss) income margin, respectively:

	Fiscal Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
($ in thousands)	2020	2019	2018	2017	2016
EBITDA:
Net income (loss)	$344,215	$(120,301)	$65,581	$230,692	$198,476
Other interest expense, net	54,689	69,363	63,329	42,959	48,318
Depreciation and amortization	51,981	59,932	49,322	31,545	24,695
Income tax expense	57,743	29,582	30,790	154,910	5,800
Subtotal EBITDA	508,628	38,576	209,022	460,106	277,289
Loss and expense on debt restructure (a)	—	—	2,056	849	6,270
Goodwill impairment (b)	—	—	40,046	—	—
Long-lived asset impairment (c)	12,353	66,270	—	—	—
Lease termination (d)	4,547	(686)	—	—	—
Loss (gain) on disposal of assets, net (e)	1,332	11,492	2,810	(133)	(564)
Monitoring fee (f)	—	—	—	—	1,875
Equity-based compensation (g)	20,661	13,145	14,088	5,109	1,597
Tax Receivable Agreement liability adjustment (h)	(141)	(10,005)	1,324	(100,758)	—
Acquisitions - transaction expense (i)	—	—	—	2,662	—
Gander Outdoors pre-opening costs (j)	—	—	43,156	26,352	—
Restructuring costs (k)	17,609	47,223	—	—	—
Adjusted EBITDA	$564,989	$166,015	$312,502	$394,187	$286,467

	Fiscal Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
(as percentage of total revenue)	2020	2019	2018	2017	2016
EBITDA margin:
Net income (loss) margin	6.3%	(2.5)%	1.4%	5.4%	5.6%
Other interest expense, net	1.0%	1.4%	1.3%	1.0%	1.4%
Depreciation and amortization	1.0%	1.2%	1.0%	0.7%	0.7%
Income tax expense	1.1%	0.6%	0.6%	3.6%	0.2%
Subtotal EBITDA margin	9.3%	0.8%	4.4%	10.8%	7.9%
Loss and expense on debt restructure (a)	—	—	0.0%	0.0%	0.2%
Goodwill impairment (b)	—	—	0.8%	—	—
Long-lived asset impairment (c)	0.2%	1.4%	—	—	—
Lease termination (d)	0.1%	(0.0)%	—	—	—
Loss (gain) on disposal of assets, net (e)	0.0%	0.2%	0.1%	(0.0)%	(0.0)%
Monitoring fee (f)	—	—	—	—	0.1%
Equity-based compensation (g)	0.4%	0.3%	0.3%	0.1%	0.0%
Tax Receivable Agreement liability adjustment (h)	(0.0)%	(0.2)%	—	(2.4)%	—
Acquisitions - transaction expense (i)	—	—	—	0.1%	—
Gander Outdoors pre-opening costs (j)	—	—	0.9%	0.6%	—
Restructuring costs (k)	0.3%	1.0%	—	—	—
Adjusted EBITDA margin	10.4%	3.4%	6.5%	9.2%	8.1%

(a)	Represents the loss and expense incurred on debt restructure and financing expense incurred from the Third Amendment to the Credit Agreement in 2018, the First and Second Amendment to the Senior Credit Facilities in 2017, the write-off of a portion of the original issue discount, capitalized finance costs from the Previous Term Loan Facilities, and rating agency fees and legal expenses related to the Previous Term Loan Facilities in 2016.
(b)	Represents a goodwill impairment charge of $40.0 million related to the RV and Outdoor Retail segment in the fourth quarter of 2018. See Note 7 - Goodwill and Intangible Assets to our audited consolidated financial statements in Part II, Item 8 of this Form 10-K for additional information.
(c)	Represents long-lived asset impairment charges related to the RV and Outdoor Retail segment, which primarily relate to locations affected by the 2019 Strategic Shift. See Note 5 – Restructuring and Long-lived Asset Impairment to our consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information.
(d)	Represents the loss (gain) on the termination of operating leases relating primarily to the 2019 Strategic Shift, net of lease termination fees. See Note 5 – Restructuring and Long-lived Asset Impairment to our consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information.
(e)	Represents an adjustment to eliminate (i) losses on the disposal or sale of real estate at closed retail locations in 2020 and 2019 and (ii) the gains and losses on disposal and sales of various assets.
(f)	Represents monitoring fees paid pursuant to a monitoring agreement to Crestview and Stephen Adams. The monitoring agreement was terminated on October 6, 2016 in connection with our IPO.
(g)	Represents non-cash equity-based compensation expense relating to employees, directors, and consultants of the Company.
(h)	Represents an adjustment to eliminate the gains on remeasurement of the Tax Receivable Agreement primarily due to changes in our effective income tax rate and the transfer of certain assets from GSS Enterprises LLC (“GSS”) to Camping World, Inc. (“CW”).
(i)	Represent transaction expenses, primarily legal costs, associated with acquisitions into new or complementary markets, including the Gander Mountain acquisition. This amount excludes transaction expenses related to the acquisition of RV dealerships, consumer shows, and other RV and Outdoor Retail segment business acquisitions which are considered recurring in nature.
(j)	Represents pre-opening store costs associated with the Gander Outdoors store openings, which is comprised of 1) Gander Outdoors-specific corporate and retail overhead, 2) distribution center expenses, and 3) store-level startup expenses. As discussed in Note 15 - Acquisitions to our consolidated financial statements included in Part II, Item 8 of this Form 10-K, the Company incurred significant costs related to the initial rollout of Gander Outdoors locations. Based on the nature of the acquisition through a bankruptcy auction and the large quantity of retail locations opened and to be opened in a very compressed timeframe, the Company does not deem the pre-opening store costs for the initial rollout of Gander Outdoors locations to be normal, recurring charges. The Company does not intend to adjust for pre-opening store costs other than for the initial rollout of Gander Outdoors.
(k)	Represents restructuring costs relating to our 2019 Strategic Shift. These restructuring costs include one-time employee termination benefits relating to retail store or distribution center closures/divestitures, incremental inventory reserve charges, and other associated costs. These costs exclude lease termination costs, which are presented separately (see (d) above). See Note 5 – Restructuring and Long-lived Asset Impairment to our consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information.

Adjusted Net Income Attributable to Camping World Holdings, Inc. and Adjusted Earnings Per Share

We define “Adjusted Net Income Attributable to Camping World Holdings, Inc. – Basic” as net income attributable to Camping World Holdings, Inc. adjusted for the impact of certain non-cash and other items that we do not consider in our evaluation of ongoing operating performance. These items include, among other things, long-lived asset impairment, lease termination costs, loss and expense on debt restructure, goodwill impairment, gains and losses on disposal of assets and other expense, net, equity-based compensation, Tax Receivable Agreement liability adjustment, transaction expenses related to acquisitions, Gander Outdoors pre-opening costs, restructuring costs related to the 2019 Strategic Shift, other unusual or one-time items, the income tax expense effect of these adjustments, and the effect of net income attributable to non-controlling interests from these adjustments.

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

	Fiscal Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
(In thousands except per share amounts)	2020	2019	2018	2017	2016
Numerator:
Net income (loss) attributable to Camping World Holdings, Inc.	$122,345	$(60,591)	$10,398	$29,853	$1,522
Adjustments related to basic calculation:
Loss and expense on debt restructure (a):
Gross adjustment	—	—	2,056	849	6,270
Income tax expense for above adjustment (b)	—	—	(217)	(129)	(542)
Goodwill impairment (c):
Gross adjustment	—	—	40,046	—	—
Income tax (expense) benefit for above adjustment (b)	—	—	—	—
Long-lived asset impairment (d):
Gross adjustment	12,353	66,270	—	—	—
Income tax expense for above adjustment (b)	(13)	(220)	—	—
Lease termination (e):
Gross adjustment	4,547	(686)	—	—	—
Income tax expense for above adjustment (b)	(36)	32	—	—
(Gain) loss on disposal of assets and other expense, net (f):
Gross adjustment	1,332	11,492	2,810	(133)	(339)
Income tax (expense) benefit for above adjustment (b)	(1)	(750)	(17)	(3)	33
Equity-based compensation (g):
Gross adjustment	20,661	13,145	14,088	5,109	1,537
Income tax expense for above adjustment (b)	(2,023)	(1,138)	(1,201)	(526)	(124)
Tax Receivable Agreement liability adjustment (h):
Gross adjustment	(141)	(10,005)	1,324	(100,758)	—
Income tax benefit for above adjustment (b)	35	2,525	(338)	38,783

	Fiscal Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
(In thousands except per share amounts)	2020	2019	2018	2017	2016
Acquisitions - transaction expense (i):
Gross adjustment	—	—	—	2,662	—
Income tax expense for above adjustment (b)	—	—	—	(38)
Gander Outdoors pre-opening costs (j):
Gross adjustment	—	—	43,156	26,352	—
Income tax (expense) benefit for above adjustment (b)	—	—	—	—
Restructuring costs (k):
Gross adjustment	17,609	47,223	—	—	—
Income tax expense for above adjustment (b)	(84)	—	—	—
Revaluation of deferred tax assets from tax reform (l)	—	—	—	78,222	—
Adjustment to net (income) loss attributable to non-controlling interests resulting from the above adjustments (m)	(31,537)	(79,748)	(59,542)	(22,019)	(5,789)
Adjusted net income (loss) attributable to Camping World Holdings, Inc. – basic	145,047	(12,451)	52,563	58,224	2,568
Adjustments related to diluted calculation:
Reallocation of net income attributable to non-controlling interests from the dilutive effect of stock options and restricted stock units (n)	1,994	(26)	221	648	—
Income tax on reallocation of net income attributable to non-controlling interests from the dilutive effect of stock options and restricted stock units (o)	(494)	(3)	(78)	(256)	—
Reallocation of net income attributable to non-controlling interests from the dilutive exchange of common units in CWGS, LLC (n)	—	—	—	—	15,380
Income tax on reallocation of net income attributable to non-controlling interests from the dilutive exchange of common units in CWGS, LLC (o)	—	—	—	—	(7,822)
Adjusted net income (loss) attributable to Camping World Holdings, Inc. – basic and diluted	$146,547	$(12,480)	$52,706	$58,616	$10,126
Denominator:
Weighted-average Class A common shares outstanding – basic	39,383	37,310	36,985	26,622	18,766
Adjustments related to diluted calculation:
Dilutive exchange of common units in CWGS, LLC for shares of Class A common stock (p)	—	—	—	—	64,836
Dilutive options to purchase Class A common stock (p)	79	—	78	200	—
Dilutive restricted stock units (p)	547	40	83	112	26
Adjusted weighted average Class A common shares outstanding – diluted	40,009	37,350	37,146	26,934	83,628

Adjusted earnings (loss) per share - basic	$3.68	$(0.33)	$1.42	$2.19	$0.14
Adjusted earnings (loss) per share - diluted	$3.66	$(0.33)	$1.42	$2.18	$0.12

Anti-dilutive amounts (q):
Numerator:
Reallocation of net income attributable to non-controlling interests from the anti-dilutive exchange of common units in CWGS, LLC (n)	$251,412	$20,064	$114,503	$222,210	$—
Income tax on reallocation of net income attributable to non-controlling interests from the anti-dilutive exchange of common units in CWGS, LLC (o)	$(64,964)	$(25,076)	$(42,865)	$(85,233)	$—
Assumed income tax benefit of combining C-corporations with full valuation allowances with the income of other consolidated entities after the anti-dilutive exchange of common units in CWGS, LLC (r)	$6,430	$35,326	$25,284	$—	$—
Denominator:
Anti-dilutive exchange of common units in CWGS, LLC for shares of Class A common stock (p)	49,916	51,670	51,732	59,995	—

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
(b)	Represents the current and deferred income tax expense or benefit effect of the above adjustments, many of which are related to entities with full valuation allowances for which no tax benefit can be currently recognized. This assumption uses effective tax rates between 25.0% and 25.5% for the adjustments for 2020, 2019 and 2018 and 38.5% for the adjustments in 2017 and 2016, which represents the estimated tax rate that would apply had the above adjustments been included in the determination of our non-GAAP metric.
(c)	Represents a goodwill impairment charge of $40.0 million related to the RV and Outdoor Retail segment in the fourth quarter of 2018. See Note 7 - Goodwill and Intangible Assets to our audited consolidated financial statements in Part II, Item 8 of this Form 10-K for additional information.
(d)	Represents long-lived asset impairment charges related to the RV and Outdoor Retail segment, which primarily relate to locations affected by the 2019 Strategic Shift. See Note 5 – Restructuring and Long-lived Asset Impairment to our consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information.
(e)	Represents the loss (gain) on the termination of operating leases relating primarily to the 2019 Strategic Shift, net of lease termination costs. See Note 5 – Restructuring and Long-lived Asset Impairment to our consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information.
(f)	Represents an adjustment to eliminate (i) losses on the disposal or sale of real estate at closed retail locations in 2020 and 2019 and (ii) the gains and losses on disposal and sales of various assets.
(g)	Represents non-cash equity-based compensation expense relating to employees, directors, and consultants of the Company.
(h)	Represents an adjustment to eliminate the gains on remeasurement of the Tax Receivable Agreement primarily due to changes in our effective income tax rate and the transfer of certain assets from GSS to CW. See Note 11 – Income Taxes to our consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information.
(i)	Represents transaction expenses, primarily legal costs, associated with acquisitions into new or complementary markets, including the Gander Mountain acquisition. This amount excludes transaction expenses related to the acquisition of RV dealerships, and other RV and Outdoor Retail segment business acquisitions.
(j)	Represents pre-opening store costs associated with the Gander Outdoors store openings, which is comprised of 1) Gander Outdoors-specific corporate and retail overhead, 2) distribution center expenses, and 3) store-level startup expenses. The Company incurred significant costs related to the initial rollout of Gander Outdoors locations. Based on the nature of the acquisition through a bankruptcy auction and the large quantity of retail locations opened and to be opened in a very compressed timeframe, the Company does not deem the pre-opening store costs for the initial rollout of Gander Outdoors locations to be normal, recurring charges. The Company does not intend to adjust for pre-opening store costs other than for the initial rollout of Gander Outdoors.
(k)	Represents restructuring costs relating to our 2019 Strategic Shift. These restructuring costs include one-time employee termination benefits relating to retail store or distribution center closures/divestitures, incremental inventory reserve charges, and other associated costs. These costs exclude lease termination costs, which are presented separately (see (e) above). See Note 5 – Restructuring and Long-lived Asset Impairment to our consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information.
(l)	This amount relates to the remeasurement of federal net deferred tax assets resulting from the permanent reduction in the U.S. statutory corporate tax rate to 21% from 35% under the U.S. Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”).
(m)	Represents the adjustment to net (income) loss attributable to non-controlling interests resulting from the above adjustments that impact the net income of CWGS, LLC. This adjustment uses the non-controlling interest’s weighted average ownership of CWGS, LLC of 55.9%, 58.1%, 58.3% and 69.3% for the years ended December 31, 2020, 2019, 2018 and 2017, respectively, and 77.6% for the post-IPO period of 2016.
(n)	Represents the reallocation of net income attributable to non-controlling interests from the impact of the assumed change in ownership of CWGS, LLC from stock options, restricted stock units, and/or common units of CWGS, LLC.
(o)	Represents the income tax expense effect of the above adjustment for reallocation of net income attributable to non-controlling interests. This assumption uses effective tax rates between 25.0% and 25.5% for the adjustments for 2020, 2019 and 2018 and 38.5% for the adjustments in 2017 and 2016, which represents the estimated tax rate that would apply had the above adjustments been included in the determination of our non-GAAP metric.
(p)	Represents the impact to the denominator for stock options, restricted stock units, and/or common units of CWGS, LLC.
(q)	The below amounts have not been considered in our adjusted earnings per share – diluted amounts as the effect of these items are anti-dilutive.
(r)	Represents adjustments to reflect the income tax benefit of losses of consolidated C-corporations that under the Company’s current equity structure cannot be used against the income of other consolidated subsidiaries of CWGS, LLC. Subsequent to the exchange of all common units in CWGS, LLC, the Company believes certain actions could be taken such that the C-corporations’ losses could offset income of other consolidated subsidiaries. The adjustment reflects the income tax benefit assuming effective tax rates between 25.0% and 25.5% for the adjustments for 2020, 2019 and 2018 for the losses experienced by the consolidated C-corporations for which valuation allowances have been recorded. No assumed release of valuation allowance established for previous periods are included in these amounts. Prior to 2018, the Company did not consider the losses of these C-corporations with valuation allowances to be significant and the Company did not retroactively adjust 2017 or 2016 for these amounts, which were $4.4 million for the year ended December 31, 2017 and $2.4 million for the post-IPO period of 2016.

Uses and Limitations of Non-GAAP Financial Measures

Management and our board of directors use the Non-GAAP Financial Measures:

●	as a measurement of operating performance because they assist us in comparing the operating performance of our business on a consistent basis, as they remove the impact of items not directly resulting from our core operations;
●	for planning purposes, including the preparation of our internal annual operating budget and financial projections;
●	to evaluate the performance and effectiveness of our operational strategies; and
●	to evaluate our capacity to fund capital expenditures and expand our business.

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

Due to these limitations, the Non-GAAP Financial Measures should not be considered as measures of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using these Non GAAP Financial Measures only supplementally. As noted in the tables above, certain of the Non-GAAP Financial Measures include adjustments for long-lived asset impairment, lease termination costs, loss and expense on debt restructure, goodwill impairment, gains and losses on disposal of assets and other expense, net, equity-based compensation, Tax Receivable Agreement liability, transaction expenses related to acquisitions, Gander Outdoors pre-opening costs, restructuring costs relating to the 2019 Strategic Shift, other unusual or one-time items, and the income tax expense effect described above, as applicable. It is reasonable to expect that certain of these items will occur in future periods. However, we believe these adjustments are appropriate because the amounts recognized can vary significantly from period to period, do not directly relate to the ongoing operations of our business and complicate comparisons of our internal operating results and operating results of other companies over time. In addition, these certain Non-GAAP Financial Measures adjust for other items that we do not expect to regularly record in periods after the IPO, including monitoring fees. Each of the normal recurring adjustments and other adjustments described in this paragraph and in the reconciliation tables above help management with a measure of our core operating performance over time by removing items that are not related to day to day operations.

Liquidity and Capital Resources

General

Our primary requirements for liquidity and capital have been working capital, inventory management, acquiring and building new retail locations, the improvement and expansion of existing retail locations, debt service, distributions to holders of equity interests in CWGS, LLC and our Class A common stock, and general corporate needs. These cash requirements have historically been met through cash provided by operating activities, cash and cash equivalents, proceeds from registered offerings of our Class A common stock, borrowings under our Senior Secured Credit Facilities (as defined below), borrowings under our Floor Plan Facility (as defined below) and borrowings under our Real Estate Facility (as defined below).

As a public company, our additional liquidity needs include public company costs, payment of regular and special cash dividends, any exercise of the redemption right by the Continuing Equity Owners from time to time (should we elect to exchange common units for a cash payment), our stock repurchase program as described below, payments under the Tax Receivable Agreement, and state and federal taxes to the extent not reduced as a result of the Tax Receivable Agreement. The Continuing Equity Owners may exercise such redemption right for as long as their common units remain outstanding. Although the actual timing and amount of any payments that may be made under the Tax Receivable Agreement will vary, we expect that the payments that we will be required to make to the Continuing Equity Owners, Former Profits Unit Holders, and Crestview Partners II GP, L.P. will be significant. Any payments made by us to Continuing Equity Owners, Former Profits Unit Holders, and Crestview Partners II GP, L.P. under the Tax Receivable Agreement will generally reduce the amount of overall cash flow that might have otherwise been available to us or to CWGS, LLC and, to the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, the unpaid amounts generally will be deferred and will accrue interest until paid by us; provided, however, that nonpayment for a specified period may constitute a material breach of a material obligation under the Tax Receivable Agreement and therefore may accelerate payments due under the Tax Receivable Agreement. For a discussion of the Tax Receivable Agreement, see Note 11 — Income Taxes to our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K.

On October 30, 2020, our board of directors authorized a stock repurchase program for the repurchase of up to $100.0 million of our Class A common stock, expiring on October 31, 2022. Repurchases under the program are subject to any applicable limitations on the availability of funds to be distributed to the Company by CWGS, LLC to fund repurchase and may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases to be determined at our discretion, depending on market conditions and corporate needs. Open market repurchases will be structured to occur in accordance with applicable federal securities laws, including within the pricing and volume requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended. We may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of our shares under this authorization. This program does not obligate us to acquire any particular amount of Class A common stock and the program may be extended, modified, suspended or discontinued at any time at the Board’s discretion. We expect to fund the repurchases using cash on hand. During the year ended December 31, 2020, we repurchased 811,223 shares of our Class A common stock for $21.5 million, including broker commissions. As of December 31, 2020, $78.5 million is available under the stock repurchase program to repurchase additional shares of our Class A common stock.

CWGS, LLC intends to make a regular quarterly cash distribution to its common unit holders, including us, and we intend to use all of the proceeds from such distribution on our common units to pay a regular quarterly cash dividend on our Class A common stock, subject to our discretion as the sole managing member of CWGS, LLC and the discretion of our board of directors. During each of the three month periods during the year ended December 31, 2019 and the three months ended March 31, 2020, and June 30, 2020, we paid a regular quarterly cash dividend of $0.08 per share of our Class A common stock. On July 20, 2020, our board of directors approved the increase of the quarterly dividend to $0.09 per share of Class A common stock from $0.08 per share. Accordingly, during each of the three months ended September 30, 2020 and December 31, 2020, we paid a regular quarterly cash dividend of $0.09 per share of our Class A common stock. CWGS, LLC is required to make cash distributions in accordance with the CWGS LLC Agreement in an amount sufficient for us to pay any expenses incurred by us in connection with the regular quarterly cash dividend, along with any of our other operating expenses and other obligations.

In addition, we currently intend to pay a special cash dividend of all or a portion of the Excess Tax Distribution (as defined under “Dividend Policy” included in Part II, Item 5 of this Form 10-K) to the holders of our Class A common stock from time to time subject to the discretion of our board of directors as described under “Dividend Policy” included in Part II, Item 5 of this Form 10-K. During each of the three month periods during the year ended December 31, 2019 and the three months ended March 31, 2020 and June 30, 2020, we paid a special cash dividend of $0.0732 per share of our Class A common stock. Additionally, on July 20, 2020, our board of directors increased the quarterly special cash dividend to $0.08 per share of Class A common stock from $0.0732 per share. Accordingly, during the three months ended September 30, 2020, we paid a special dividend of $0.08 per share of our Class A common stock. Moreover, on September 17, 2020, our board of directors increased the quarterly special cash dividend to $0.14 per share of Class A common stock from $0.08 per share beginning with the three months ended December 31, 2020. Additionally, on November 18, 2020, our board of directors approved a $0.77 per share of Class A common stock one-time special cash dividend. These special dividends are typically funded by the accumulated tax distributions received by CWH from CWGS, LLC that are in excess of the corporate income taxes payable by CWH and current payment obligations under the TRA liability. In December 2020, CWGS, LLC paid an additional $0.20 per common unit distribution to partially fund the $0.77 per share of Class A common stock one-time special cash dividend discussed above. Our dividend policy has certain risks and limitations particularly with respect to liquidity, and we may not pay future dividends according to our policy, or at all. See “Dividend Policy” included in Part II, Item 5 of this Form 10-K and “Risk Factors ─ Risks Relating to Ownership of Our Class A Common Stock ─ “Our ability to pay regular and special dividends on our Class A common stock is subject to the discretion of our board of directors and may be limited by our structure and statutory restrictions” included in Part I, Item 1A of this Form 10-K.

We have currently identified over 20 markets that would be attractive for both acquisition and greenfield opportunities in 2021. This expansion could require in excess of $150.0 million for a combination of business acquisitions and capital expenditures relating to land, buildings, and improvements. Factors that could impact the quantity of locations or the cost to acquire or open those locations include, but are not limited to, our ability to locate potential acquisition targets or greenfield locations in a geographic area and at a cost that meet our success criteria; continued strong cash flow generation from our operations to fund these acquisitions and new locations; and availability of financing on our Floor Plan Facility.

During the year ended December 31, 2020, we incurred long-lived asset impairment charges of $12.4 million, including $12.3 million primarily in connection with the 2019 Strategic Shift. We expect that none of the foregoing charges will result in future cash expenditures. Additionally, in connection with the 2019 Strategic Shift, we have incurred or expect to incur costs relating to one-time employee termination benefits as outlined in Note 5 ─ Restructuring and Long-Lived Asset Impairment to our consolidated financial statements included in Part II, Item 8 of this Form 10-K.

There is significant uncertainty surrounding the impact of the COVID-19 pandemic on our results of operations and cash flows. As a result, we initially took proactive steps to increase cash available on-hand, including, but not limited to, reducing cash expenditures, including wage reductions through a combination of temporary salary reductions, layoffs, and furloughs; negotiating payment deferrals with lessors, reducing marketing and promotional expenses; and delaying strategic capital expenditures. We had negotiated lease payment deferrals with numerous landlords amounting to approximately $14.0 million from 2020 into 2021. As demand for our products accelerated and our cash position improved, we repaid these deferred lease payment amounts in full prior to June 30, 2020 and most of the temporary salary reductions ended in May 2020. Additionally, as a result of our improved cash position, we made voluntary principal payments in June 2020 of $9.6 million on our Term Loan Facility and $20.0 million on our Revolving Credit Facility. We are continually monitoring the COVID-19 pandemic and its potential impacts on our business. If stay-at-home and shelter-in-place restrictions are put back into place, we may choose to re-implement cost reduction measures.

We believe that our sources of liquidity and capital including cash provided by operating activities, additional borrowings under our Floor Plan Facility, and borrowings under our Revolving Credit Facility will be sufficient to finance our continued operations, growth strategy, including the opening of any additional retail locations, regular and special quarterly cash dividends (as described above), required payments for our obligations under the Tax Receivable Agreement, and additional expenses we expect to incur for at least the next twelve months. However, we cannot assure you that our cash provided by operating activities, cash and cash equivalents or cash available under our Revolving Credit Facility or our Floor Plan Facility, including the potential additional borrowings noted above, will be sufficient to meet our future needs. If we are unable to generate sufficient cash flows from operations in the future, including as a result of the impact of the COVID-19 pandemic on our business and if availability under our Revolving Credit Facility or our Floor Plan Facility is not sufficient, we may have to obtain additional financing. If we obtain additional capital by issuing equity, the interests of our existing stockholders will be diluted. If we incur additional indebtedness, that indebtedness may impose significant financial and other covenants that may significantly restrict our operations. We cannot assure you that we could obtain refinancing or additional financing on favorable terms or at all, including the expected additional borrowings noted above and particularly in light of the economic uncertainty due to the COVID-19 pandemic. See “Risk Factors — Risks Related to our Business — Our ability to operate and expand our business and to respond to changing business and economic conditions will depend on the availability of adequate capital” included in Part I, Item 1A of this Form 10-K.

As of December 31, 2020, we had working capital of $458.7 million, including $166.1 million of cash and cash equivalents. Our working capital reflects the cash provided by deferred revenue reported under current liabilities of $88.2 million as of December 31, 2020, which reduces working capital. Deferred revenue primarily consists of cash collected for club memberships in advance of services to be provided, which  is deferred and recognized as revenue over the life of the membership, and deferred revenue for the annual guide. We use net proceeds from this deferred membership revenue to lower our long-term borrowings and finance our working capital needs. Our Floor Plan Facility includes a flooring line aggregate interest reduction (“FLAIR”) offset account that allows us to transfer cash as an offset to the payable under the Floor Plan Facility. The FLAIR offset account at December 31, 2020 was $133.6 million, $124.4 million of which could have been withdrawn while remaining in compliance with the financial covenants of the Floor Plan Facility.

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

Cash Flow

The following table shows summary cash flows information for the years ended December 31, 2020 and 2019, respectively:

	Fiscal Year Ended
	December 31,	December 31,
(In thousands)	2020	2019
Net cash provided by operating activities	$747,669	$251,934
Net cash used in investing activities	(125,935)	(104,537)
Net cash used in financing activities	(603,183)	(138,433)
Net increase in cash and cash equivalents	$18,551	$8,964

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

Net cash provided by operating activities was $747.7 million for the year ended December 31, 2020, an increase of $495.7 million from $251.9 million of net cash provided in operating activities in the year ended December 31, 2019. The increase was primarily due to a $464.5 million increase in net income, $55.2 million of increased accounts payable and other accrued expenses, a $29.2 million accrual for FICA deferral related to The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), and $0.7 million of other increases, partially offset by a $53.9 million reduction in long-lived asset impairment.

Investing activities.  Our investment in business activities primarily consists of expanding our operations through organic growth and the acquisition of retail locations. Substantially all of our new retail location acquisitions and capital expenditures have been financed using cash provided by operating activities and borrowings under our Senior Secured Credit Facilities, as applicable.

Our capital expenditures consist primarily of investing in acquired and greenfield retail and RV dealership locations, existing retail locations, information technology, hardware and software. There were no material commitments for capital expenditures as of December 31, 2020. Additionally, during 2020, we entered into the non-cash activity for new finance leases for $6.5 million for IT hardware and $25.4 million for real estate. The table below summarizes our capital expenditures for the years ended December 31, 2020 and 2019, respectively:

	Fiscal Year Ended
	December 31,	December 31,
(In thousands)	2020	2019
IT hardware and software	$4,437	$11,668
Greenfield and acquired retail locations	9,865	28,445
Existing retail locations	13,700	14,455
Corporate and other	3,843	2,221
Total capital expenditures	$31,845	$56,789

Net cash used in investing activities was $125.9 million for the year ended December 31, 2020. The $125.9 million of cash used in investing activities was comprised of $53.1 million for the purchase of real property, $47.6 million for the purchase of RV and Outdoor Retail businesses, $31.8 million of capital expenditures primarily related to retail locations, $2.5 million for investment in businesses, and $0.2 million for the purchase of intangible assets, partially offset by $7.5 million from the sale of real property, and proceeds of $1.8 million from the sale of property and equipment.

Net cash used in investing activities was $104.5 million for year ended December 31, 2019. The $104.5 million of cash used in investing activities included capital expenditures of $56.8 million, acquisition of retail locations of $48.4 million, and purchases of real property of $31.6 million, partially offset by proceeds from the sale and leaseback of real property and the sale of property and equipment of $28.2 million and $4.1 million, respectively.

Financing activities.  Our financing activities primarily consist of proceeds from the issuance of debt and the repayment of principal and debt issuance costs.

Our net cash used in financing activities was $603.2 million for the year ended December 31, 2020. The $603.2 million of cash used in financing activities was primarily due to $324.5 million of payments under the Floor Plan Facility, $137.0 million of distributions to CWGS, LLC common unit holders, $61.0 million of dividends paid on Class A common stock, $39.1 million of payments on long-term debt, $21.5 million for repurchases of Class A common stock to treasury stock, $20.0 million of payments on credit facilities, and $4.7 million of payments related to RSU shares withheld for taxes, partially offset by proceeds from exercise of stock options of $4.6 million.

Our net cash used in financing activities was $138.4 million for the year ended December 31, 2019. The $138.4 million of cash used in financing activities was primarily due to distributions to CWGS, LLC common unit holders of $70.2 million, net payments under the Floor Plan Facility of $44.0 million, dividends paid on Class A common stock of $22.9 million, and net payment of debt of $13.7 million, partially offset by proceeds from long-term debt of $11.7 million, and other financing sources of $0.7 million.

Description of Senior Secured Credit Facilities, Floor Plan Facility and Real Estate Facility

As of December 31, 2020 and 2019, we had outstanding debt in the form of our Senior Secured Credit Facilities (as defined below), our Floor Plan Facility (as defined below), and our Real Estate Facility (as defined below). We may from time to time seek to refinance, retire or exchange our outstanding debt. Such refinancings, repayments or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. For additional information regarding our interest rate risk and interest rate hedging instruments, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of this Form 10-K.

Senior Secured Credit Facilities

As of December 31, 2020 and 2019, CWGS Group, LLC (the “Borrower”), an indirect subsidiary of the Company, was party to a credit agreement (as amended from time to time, the “Credit Agreement”) for a senior secured credit facility (the “Senior Secured Credit Facilities”). The Senior Secured Credit Facilities consist of a $1.19 billion term loan facility (the “Term Loan Facility”) and a $35.0 million revolving credit facility (the “Revolving Credit Facility”). The Term Loan Facility requires mandatory principal payments in equal quarterly installments of $3.0 million. The Revolving Credit Facility matures on November 8, 2021, and the Term Loan Facility matures on November 8, 2023. As of December 31, 2020, the average interest rate on the Term Loan Facility was 3.5%.

The Credit Agreement for our Senior Secured Credit Facilities requires the “Borrower” and its subsidiaries to comply on a quarterly basis with a maximum Total Leverage Ratio (as defined in the Credit Agreement), which covenant is in effect only if, as of the end of each calendar quarter, the aggregate amount of borrowings under the revolving credit facility (including swingline loans), letters of credit and unreimbursed letter of credit disbursements outstanding at such time (minus the lesser of (a) $5.0 million and (b) letters of credit outstanding) is greater than 30% of the aggregate amount of the Revolving Lenders’ Revolving Commitments (minus the lesser of (a) $5.0 million and (b) letters of credit outstanding), as defined in the Credit Agreement. As of December 31, 2020, we were not subject to this covenant as borrowings under the Revolving Credit Facility did not exceed the 30% threshold. To the extent that we are unable to comply with the maximum Total Leverage Ratio in the future, we would be unable to borrow under the Revolving Credit Facility and may need to seek alternative sources of financing in order to operate and finance our business as we deem appropriate. The Company’s borrowing capacity under the Revolving Credit Facility at December 31, 2020 was limited to $29.1 million of borrowings. We were in compliance with all applicable debt covenants at December

31, 2020 and 2019. On June 30, 2020, the Borrower made a $9.6 million voluntary principal payment on the Term Loan Facility. Additionally, the Borrower is required to prepay the term loan borrowings in an aggregate amount up to 50% of excess cash flow, as defined in the Credit Agreement, for such fiscal year depending on the Total Leverage Ratio. As of December 31, 2020, we were not required to make an additional excess cash flow payment.

See Note 9 — Long-Term Debt to our consolidated financial statements included in Part II, Item 8 of this Form 10-K for a further discussion of the terms of the Senior Secured Credit Facilities.

Floor Plan Facility

As of December 31, 2020 and 2019, FreedomRoads, LLC (“FR”), an indirect subsidiary of the Company, maintained floor plan financing through the Seventh Amended and Restated Credit Agreement (as amended, the “Floor Plan Facility”). On October 8, 2019, FR entered into a Second Amendment to the Seventh Amended and Restated Credit Agreement, (the “Second Amendment’). The applicable borrowing rate margin on LIBOR and base rate loans ranges from 2.05% to 2.50% and 0.55% and 1.00%, respectively, based on the consolidated current ratio at FR. At December 31, 2020, the Floor Plan Facility allowed FR to borrow (a) up to $1.38 billion under a floor plan facility, (b) up to $15.0 million under a letter of credit facility and (c) up to a maximum amount outstanding of $48.0 million under the revolving line of credit, which maximum amount outstanding decreases by $3.0 million on the last day of each fiscal quarter. The maturity date of the Floor Plan Facility is March 15, 2023.

On May 12, 2020, FR entered into a Third Amendment to the Seventh Amended and Restated Credit Agreement (“Third Amendment”) that provides FR with a one-time option to request a temporary four-month reduction (“Current Ratio Reduction Period”) of the minimum Consolidated Current Ratio (as defined in the Floor Plan Facility) at any time during 2020 and the first seven days of 2021. FR did not exercise that option. During the Current Ratio Reduction Period, the applicable borrowing rate margin on LIBOR and base rate loans ranges from 2.05% to 3.00% and 0.55% and 1.50%, respectively, based on the Consolidated Current Ratio at FR. From May 12, 2020 through July 31, 2020, FR was not allowed to draw further Revolving Credit Loans (as defined in the Floor Plan Facility). On June 29, 2020, FR made a voluntary $20.0 million principal payment on the revolving line of credit. The borrowings under the floor plan credit agreement bear interest at one-month LIBOR plus 2.05% as of December 31, 2020 and at one-month LIBOR plus 2.15% for the years ended December 31, 2019 and December 31, 2018. LIBOR was 0.15%, 1.71% and 2.35% as of December 31, 2020, 2019, and 2018, respectively.

The credit agreement governing the Floor Plan Facility contains certain financial covenants, which we were in compliance with at December 31, 2020 and 2019.

See Note 4 – Inventories, net and Notes Payable — Floor Plan, net to our consolidated financial statements included in Part II, Item 8 of this Form 10-K for a further discussion of the terms of the Floor Plan Facility.

Real Estate Facility

As of December 31, 2020 and 2019, Camping World Property, Inc. (the ‘‘Real Estate Borrower’’), an indirect wholly-owned subsidiary of CWGS, LLC, and CIBC Bank USA (“Lender”), was party to a loan and security agreement for a real estate credit facility with an aggregate maximum principal amount of $21.5 million (“Real Estate Facility”).

The Real Estate Facility is subject to certain cross default provisions, a debt service coverage ratio, and other customary covenants which we were in compliance with at December 31, 2020 and 2019.

The outstanding principal of the Real Estate Facility was $4.5 million and $19.7 million as of December 31, 2020 and 2019, respectively. As of December 31, 2020, the interest rate on the Real Estate Facility was 3.00% with a commitment fee of 0.50% of the aggregate unused principal amount of the Real Estate Facility. As of December 31, 2020, the Company had zero additional capacity under the Real Estate Facility.

In August 2020, we entered into an agreement to lease an owned property for a former distribution center in Greenville, North Carolina to a third party. By entering into this lease, we were required to pay down $10.3 million of the Real Estate Facility, which we paid in August 2020. Additionally, in September 2020, the Company sold an owned property relating to the other former distribution center in Greenville, North Carolina to a third party. By selling this property, the Company was required to pay down $3.4 million of the Real Estate Facility in September 2020.

See Note 9 — Long-Term Debt to our consolidated financial statements included in Part II, Item 8 of this Form 10-K for a further discussion of the terms of the Real Estate Facility.

Sale/Leaseback Arrangements

We have in the past and may in the future enter into sale-leaseback transactions to finance certain property acquisitions and capital expenditures, pursuant to which we sell property and/or leasehold improvements to third parties and agree to lease those assets back for a certain period of time. Such sales generate proceeds which vary from period to period.

Deferred Revenue

Deferred revenue consists of sales for products and services not yet recognized as revenue at the end of a given period. Our deferred revenue as of December 31, 2020 was $149.7 million. Deferred revenue is expected to be recognized as revenue as set forth in the following table (in thousands):

2021	$88,213
2022	29,472
2023	15,797
2024	7,707
2025	4,083
Thereafter	4,460
Total	$149,732

Contractual Obligations

The following table sets forth our contractual obligations and commercial commitments as of December 31, 2020 (in thousands):

	2021	2022	2023	2024	2025	Thereafter	Total
Long-term debt (1)	$12,174	$12,176	$1,121,697	$—	$—	$—	$1,146,047
Interest on long-term debt (2)	40,481	40,050	34,632	—	—	—	115,163
Finance lease obligations (3)	3,977	4,011	2,777	2,494	2,376	33,776	49,411
Floor plan notes payable, net (4)	522,455	—	—	—	—	—	522,455
Floor plan revolving line of credit	—	—	20,885	—	—	—	20,885
Interest on revolving line of credit	534	534	133	—	—	—	1,201
Operating lease obligations	121,420	118,658	116,345	111,418	103,721	765,838	1,337,400
Purchase obligations (5)	39,121	—	—	—	—	—	39,121
Tax Receivable Agreement liability (6)	8,089	9,113	9,316	9,537	9,788	100,091	145,934
Service agreements (7)	5,004	—	—	—	—	—	5,004
Marketing sponsorships (8)	11,646	14,533	5,617	4,500	—	—	36,296
Total	$764,901	$199,075	$1,311,402	$127,949	$115,885	$899,705	$3,418,917

(1)	Amounts exclude finance lease obligations.
(2)	We estimated interest payments through the maturity of our Senior Secured Credit Facilities by applying the interest rate in effect as of December 31, 2020. See Note 9 — Long-Term Debt to our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information.

(3)	Amounts represent undiscounted cash flows for property and equipment finance leases. See Note 10 — Lease Obligations to our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information.
(4)	Floor plan notes payable, net are revolving financing arrangements and the Floor Plan Facility matures on March 15, 2023. Payments are generally made as required pursuant to the Floor Plan Facility discussed above under “— Description of Senior Secured Credit Facilities and Floor Plan Facility — Floor Plan Facility.”
(5)	Amounts primarily represent purchase commitments relating to the procurement of RV inventories that have been approved by the Floor Plan Facility. See Note 4 — Inventories, net and Notes Payable — Floorplan to our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information.
(6)	Amounts represent the estimated payments under the Tax Receivable Agreement. See Note 11 — Income Taxes to our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information.
(7)	Service agreements are multi-year agreements for services at agreed upon amounts for each year. See Note 13 — Commitments and Contingencies to our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information.
(8)	Marketing sponsorship agreements are multi-year sponsorship agreements at agreed upon amounts each year per the agreements. See Note 13 — Commitments and Contingencies to our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information.

Off-Balance Sheet Arrangements

As of December 31, 2020, we did not have any off-balance sheet arrangements other than short-term leases not included in our lease obligation. We do not have transactions with unconsolidated entities, such as entities often referred to as structured finance or special purpose entities, whereby we have financial guarantees, subordinated retained interests, derivative instruments, or other contingent arrangements that expose us to material continuing risks, contingent liabilities, or any other obligation under a variable interest in an unconsolidated entity that provides financing, liquidity, market risk, or credit risk support to us.

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

RV and Outdoor Retail revenue consists of sales of new and used RVs, sales of RV products, parts and service and other products, distribution of RV furniture, and commissions on the related finance and insurance contracts. Revenue from the sale of recreational vehicles is recognized upon completion of the sale to the customer. Conditions to completing a sale include having an agreement with the customer, including pricing, whereby the sales price must be reasonably expected to be collected and having control transferred to the customer.

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

Finance and insurance revenue is recorded net, since the Company is acting as an agent in the transaction, and is recognized when a finance and insurance product contract payment has been received or financing has been arranged. The proceeds the Company receives for arranging financing contracts, and selling insurance and service contracts, are subject to chargebacks if the customer terminates the respective contract earlier than a stated period. In the case of insurance and service contracts, the stated period typically extends from one to five years with the refundable commission balance declining over the contract term. These proceeds are recorded as variable consideration, net of estimated chargebacks. Chargebacks are estimated based on ultimate future cancellation rates by product type and year sold using a combination of actuarial methods and leveraging our historical experience from the past eight years, adjusted for new consumer trends. The chargeback liabilities included in the estimate of variable consideration totaled $58.9 million and $48.3 million as of December 31, 2020 and December 31, 2019, respectively.

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

Contracts in Transit

Contracts in transit consist of amounts due from non-affiliated financing institutions on retail finance contracts from vehicle sales for the portion of the vehicle sales price financed by our customers. These retail installment sales contracts are typically funded within ten days of the initial approval of the retail installment sales contract by the third-party lender. Contracts in transit are included in current assets in our consolidated financial statements and totaled $48.2 million and $44.9 million as of December 31, 2020, and December 31, 2019, respectively.

Inventories, net

Dealership inventories consist primarily of new and used vehicles held for sale valued using the specific-identification method and valued at the lower of cost or net realizable value. Cost includes purchase costs, reconditioning costs, dealer-installed accessories, and freight. For vehicles accepted in trades, the cost is the fair value of such used vehicles at the time of the trade-in. Dealership parts and accessories are valued at the lower of cost or net realizable value. Retail parts, accessories and other inventories primarily consist of retail travel and leisure specialty merchandise and are stated at lower of cost or net realizable value. RV furniture for distribution are stated at lower of cost or net realizable value.

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

Goodwill and Other Intangible Assets

Goodwill is reviewed at least annually for impairment, and more often when impairment indicators are present. We have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its net book value. The qualitative analysis used contains inherent uncertainties, including significant estimates and assumptions related to growth rates, projected earnings and cost of capital. We are subject to financial risk to the extent that our assets and goodwill become impaired due to deterioration of the underlying businesses. The risk of an asset impairment loss may increase to the extent the underlying businesses’ earnings or projected earnings decline. During the fourth quarter of 2020, we performed our annual impairment assessment of the carrying value of our goodwill. The fair value of our reporting units significantly exceeded the carrying value of its net assets. As a result, we were not required to record an impairment of goodwill relating to our reporting units. See Note 7 — Goodwill and Intangible Assets to our consolidated financial statements included in Part II, Item 8 of this Form 10-K. Finite-lived intangibles are recorded at cost, net of accumulated amortization and, if applicable, impairment charges. Finite-lived intangible assets consist of membership and customer lists with weighted average useful lives of approximately 5.3 years, trademarks and trade names with weighted average useful lives of approximately 15.0 years, supplier lists with weighted-average useful lives of 5.0 years, and websites with weighted-average useful lives of approximately 8.3 years. The weighted-average useful life of all our finite-lived intangible assists is approximately 12.8 years.

Long-Lived Assets

Long lived assets are included in property and equipment, which also includes capitalized software costs to be held and used. For our major software systems, such as our accounting and membership systems, our capitalized costs may include some internal or external costs to configure, install and test the software during the application development stage. We do not capitalize preliminary project costs, nor do we capitalize training, data conversion costs, maintenance or post development stage costs. Our long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Our long-lived asset groups exist predominantly at the individual location level and the associated impairment analysis involves the comparison of an asset group’s estimated future undiscounted cash flows over its remaining useful life to its respective carrying value, which primarily includes furniture, equipment, leasehold improvements, and operating lease assets. For long-lived asset groups identified with carrying values not recoverable by future undiscounted cash flows, impairment charges are recognized to the extent the sum of the discounted future cash flows from the use of the asset group is less than the carrying value. The impairment charge is allocated to the individual long-lived assets within an asset group; however, an individual long-lived asset is not impaired below its individual fair value, if readily determinable. The measurement of any impairment loss includes estimation of the fair value of the asset group’s respective operating lease assets, which includes estimates of market rental rates based on comparable lease transactions.

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

We are subject to federal and state income taxes. Tax laws, regulations, and administrative practices in various jurisdictions may be subject to significant change, with or without notice, due to economic, political, and other conditions, and significant judgment is required in evaluating and estimating our provision and accruals for these taxes. In addition, a number of jurisdictions in which we are subject to tax have pursued or are actively pursuing changes to their tax laws applicable to corporate taxpayers, such as the 2017 Tax Act. The 2017 Tax Act was signed into law on December 22, 2017. The 2017 Tax Act significantly revised the U.S. corporate income tax by, among other things, lowering the statutory corporate tax rate from 35% to 21% and eliminating certain deductions. For the year ended December 31, 2020, there were no significant impacts on estimated values of the Tax Receivable Agreement liability and the Company’s deferred tax assets as a result of any recent tax law changes.

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

Tax Receivable Agreement Liability

As described in Note 11 — Income Taxes to the consolidated financial statements included in Part II, Item 8 of this Form 10-K, we are a party to the Tax Receivable Agreement under which we are contractually committed to pay the Continuing Equity Owners 85% of the amount of any tax benefits that we actually realize, or in some cases are deemed to realize, as a result of certain transactions (the “TRA Payments”). Amounts payable under the Tax Receivable Agreement are contingent upon, among other things, (i) generation of future taxable income over the term of the Tax Receivable Agreement and (ii) future changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits, then we would not be required to make the related TRA Payments. Therefore, we would only recognize a liability for TRA Payments if we determine if it is probable that we will generate sufficient future taxable income over the term of the Tax Receivable Agreement to utilize the related tax benefits. Estimating future taxable income is inherently uncertain and requires judgment. In projecting future taxable income, we consider our historical results and incorporate certain assumptions, including projected retail location openings, revenue growth, and operating margins, among others. As of December 31, 2020, our Tax Receivable Agreement liability was recorded at $145.9 million after decreasing the liability by $0.1 million in the year ended December 31, 2020 to reflect our future tax benefit primarily as a result of the reduction in enacted state income tax rates. During the year ended December 31, 2020, the Tax Receivable Agreement liability was further adjusted to reflect new transactions, net of cash payments made. We concluded it is probable that we would have sufficient future taxable income to utilize the related tax benefits of the liability recorded. If we determine in the future that we will not be able to fully utilize all or part of the related tax benefits, we would derecognize the portion of the liability related the benefits not expected to be utilized.

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

Interest Rate Risk

Our operating results are subject to risk from interest rate fluctuations on our Senior Secured Credit Facilities, our Floor Plan Facility and our Real Estate Facility, which carry variable interest rates. Interest rate risk is the exposure to loss resulting from changes in the level of interest rates and the spread between different interest rates. Our Senior Secured Credit Facilities includes the Term Loan Facility and the Revolving Credit Facility with advances tied to a borrowing base and which bear interest at variable rates. Additionally, under our Floor Plan Facilities we have the ability to draw on revolving floor plan arrangements, which bear interest at variable rates. Because our Senior Secured Credit Facilities, Floor Plan Facility and Real Estate Facility bear interest at variable rates, we are exposed to market risks relating to changes in interest rates. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. As of December 31, 2020, we had no outstanding borrowings under our Revolving Credit Facility aside from letters of credit in the aggregate amount of $5.9 million outstanding under the Revolving Credit Facility; $1.1 billion of variable rate debt outstanding under our Term Loan Facility, net of $3.2 million of unamortized original issue discount and $7.9 million of finance costs; $522.5 million in outstanding borrowings under our Floor Plan Facility, and $20.9 million under the Floor Plan Facility revolving line of credit; and $4.5 million in borrowings under our Real Estate Facility, net of $13,000 of unamortized finance costs. Based on December 31, 2020 debt levels, an increase or decrease of 1% in the effective interest rate would cause an increase or decrease in interest expense under our Term Loan Facility of $12.1 million or $0, respectively, over the next 12 months, an increase or decrease of 1% in the effective rate would cause an increase or decrease in interest under our Floor Plan Facility of approximately $5.4 million over the next 12 months, and an increase or decrease of 1% in the effective rate would cause an increase or decrease in interest under our Real Estate Facility of approximately $45,000 over the next 12 months. We do not use derivative financial instruments for speculative or trading purposes, but this does not preclude our adoption of specific hedging strategies in the future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Camping World Holdings, Inc. and Subsidiaries

Consolidated Financial Statements

Years Ended December 31, 2020, 2019, and 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Camping World Holdings, Inc. and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Camping World Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, stockholders' deficit, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes and the schedules listed in the Index at Item 15(a)(2) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, the Company changed its method of accounting for leasing transactions in 2019 due to the adoption of Accounting Standards Codification Topic 842, Leases, using the modified retrospective approach.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Finance and Insurance, Net — Revenue Recognition — Refer to Note 1 to the consolidated financial statements

Critical Audit Matter Description

The Company acts as an agent in selling certain insurance and service contracts with multi-year terms to customers on behalf of third-party insurance providers.  The proceeds the Company receives for selling these contracts are subject to chargebacks of such proceeds if the customer terminates the respective contract earlier than a stated period. These customer proceeds are recorded as variable consideration, net of estimated chargebacks. Estimated chargebacks depend on ultimate future cancellation rates, determined by management by product type and year sold using a combination of actuarial methods and leveraging the Company’s historical experience from the past eight years, adjusted for new consumer trends. As of December 31, 2020, the Company recorded $58.9 million in chargeback liabilities related to these dealership insurance and service contracts.

Given the judgment involved in estimating the ultimate future cancellation rates used to estimate the chargeback liabilities, auditing this assumption required a high degree of auditor judgment, including the use of our actuarial specialists, in performing audit procedures to evaluate the reasonableness of management’s estimate.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the ultimate future cancellation rates included the following, among others:

●	We tested the effectiveness of controls over management's review of the ultimate future cancellation rates used to estimate the chargeback liabilities.
●	We read standard insurance policies for each policy type, including agreements and amendments between insurance providers and the Company to understand the arrangements in effect.
●	With the assistance of our actuarial specialists, we developed a range of the ultimate liability estimates based on independent estimated ultimate future cancellation rates utilizing current economic factors and comparing such range to the liability estimate determined by management.
●	We evaluated the reasonableness of the ultimate future cancellation rates used by comparing the recorded liability amounts, determined based on estimated ultimate future cancellation rates, and related refund amounts, reflective of actual chargebacks paid to insurance providers, over historical and current periods.

Long-Lived Asset Impairment — Refer to Notes 1 and 5 to the consolidated financial statements

Critical Audit Matter Description

The Company performs an analysis of the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of the long-lived assets may not be recoverable. The Company’s long-lived asset groups are comprised of property and equipment, net, and operating lease right-of-use assets (“ROU assets”) that exist predominantly at the individual location level (a ”location”). For locations identified with carrying values not recoverable by future undiscounted cash flows, impairment charges are measured based on the excess of carrying value over the location’s fair value, subject to certain limitations. Fair value is determined, as applicable, as the sum of the discounted projected future cash flows from the use of the location’s assets. The resulting impairment is allocated to the individual long-lived assets within the asset group up to the individual asset’s fair value, if readily determinable. As a result, the measurement of any impairment loss includes estimation of the fair value of the location’s ROU assets, which requires management to consider estimates of market rental rates based on comparable lease transactions. As of December 31, 2020, the Company had $367.9 million in property and equipment, net and $769.5 million in ROU assets. During the year ended December 31, 2020, the Company recognized $12.4 million of long-lived asset impairments.

We identified the impairment of the carrying value of long-lived assets as a critical audit matter. For locations with indicators of impairment, a high degree of auditor judgment and an increased extent of effort was required when performing audit procedures to evaluate the reasonableness of management’s estimates of projected future cash flows and market rental rates, including the use of valuation specialists in evaluating management’s estimates of market rental rates and in identifying comparable market rental rate assumptions based on the specific geographic areas and characteristics of the respective locations.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the evaluation of projected future cash flows and the market rental rate assumptions for locations with impairment indicators included the following, among others:

●	We tested the effectiveness of controls over management’s review of the analysis of carrying value of long-lived assets for impairment, including assumptions of projected future cash flows and current market rental rates for applicable locations.
●	We evaluated the reasonableness of management’s projected future cash flows and market rental rate assumptions by performing the following procedures for selected locations:
●	We compared the minimum future cash flows required to recover the carrying value of the location to historical chain-wide average cash flows for comparable locations under similar economic circumstances and relevant location characteristics.
●	We evaluated the consistency of projected future cash flows with other relevant information obtained in our audit, such as internal budgets and forecasts.
●	With the assistance of our valuation specialists:
◾	We compared the lease datapoints (e.g., lease start date, square footage, rent per square foot) used in the Company’s estimate to an independent industry database where such information was publicly available.
◾	We identified additional comparable lease datapoints of similar square footage to the location in the related geographic market, and calculated a range of rent per square foot and average rent per square foot for similar lease types.
◾	We evaluated the reasonableness of the market rental rate assumption by comparing to the respective market data, considering the level of similarity of the location with the age, size and proximity of the comparable lease datapoints.
◾	Where available, we compared the rent per square foot for sublease offers and current negotiations with potential tenants to the market rental rate assumption for the related locations to determine if the market rental rate assumption is reasonably supported by the current offers on the actual property.

/s/ Deloitte & Touche LLP

Los Angeles, California

February 26, 2021

We have served as the Company's auditor since 2018.

Camping World Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands Except Share and Per Share Amounts)

	December 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$166,072	$147,521
Contracts in transit	48,175	44,947
Accounts receivable, less allowance for doubtful accounts of $3,393 and $3,537 in 2020 and 2019, respectively	83,422	81,847
Inventories	1,136,345	1,358,539
Prepaid expenses and other assets	60,211	57,827
Total current assets	1,494,225	1,690,681
Property and equipment, net	367,898	314,374
Operating lease assets	769,487	807,537
Deferred tax assets, net	165,708	129,710
Intangible assets, net	30,122	29,707
Goodwill	413,123	386,941
Other assets	15,868	17,290
Total assets	$3,256,431	$3,376,240
Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$148,462	$106,959
Accrued liabilities	137,688	130,316
Deferred revenues	88,213	87,093
Current portion of operating lease liabilities	62,405	58,613
Current portion of Tax Receivable Agreement liability	8,089	6,563
Current portion of long-term debt	14,414	14,085
Notes payable – floor plan, net	522,455	848,027
Other current liabilities	53,795	44,298
Total current liabilities	1,035,521	1,295,954
Operating lease liabilities, net of current portion	804,555	843,312
Tax Receivable Agreement liability, net of current portion	137,845	108,228
Revolving line of credit	20,885	40,885
Long-term debt, net of current portion	1,150,417	1,153,551
Deferred revenues	61,519	58,079
Other long-term liabilities	54,920	35,467
Total liabilities	3,265,662	3,535,476
Commitments and contingencies
Stockholders' deficit:
Preferred stock, par value $0.01 per share – 20,000,000 shares authorized; none issued and outstanding as of December 31, 2020 and December 31, 2019	—	—
Class A common stock, par value $0.01 per share – 250,000,000 shares authorized; 43,083,008 issued and 42,226,389 outstanding as of December 31, 2020 and 37,701,584 issued and 37,488,989 outstanding as of December 31, 2019	428	375
Class B common stock, par value $0.0001 per share – 75,000,000 shares authorized; 69,066,445 issued as of December 31, 2020 and December 31, 2019; and 45,999,132 and 50,706,629 outstanding as of December 31, 2020 and December 31, 2019	5	5
Class C common stock, par value $0.0001 per share – one share authorized, issued and outstanding as of December 31, 2020 and December 31, 2019	—	—
Additional paid-in capital	63,342	50,152
Treasury stock, at cost; 572,447 and 0 shares as of December 31, 2020 and December 31, 2019	(15,187)	—
Retained deficit	(21,814)	(83,134)
Total stockholders' equity (deficit) attributable to Camping World Holdings, Inc.	26,774	(32,602)
Non-controlling interests	(36,005)	(126,634)
Total stockholders' deficit	(9,231)	(159,236)
Total liabilities and stockholders' deficit	$3,256,431	$3,376,240

See accompanying Notes to Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

(In Thousands Except Per Share Amounts)

	Year Ended December 31,
	2020	2019	2018
Revenue:
Good Sam Services and Plans	$180,977	$179,538	$172,660
RV and Outdoor Retail
New vehicles	2,823,311	2,370,321	2,512,854
Used vehicles	984,853	857,628	732,017
Products, service and other	948,890	1,034,577	949,383
Finance and insurance, net	464,261	401,302	383,711
Good Sam Club	44,299	48,653	41,392
Subtotal	5,265,614	4,712,481	4,619,357
Total revenue	5,446,591	4,892,019	4,792,017
Costs applicable to revenue (exclusive of depreciation and amortization shown separately below):
Good Sam Services and Plans	72,938	78,054	76,041
RV and Outdoor Retail
New vehicles	2,320,537	2,074,270	2,188,735
Used vehicles	751,029	678,640	568,400
Products, service and other	590,716	762,919	585,263
Good Sam Club	8,892	10,738	10,646
Subtotal	3,671,174	3,526,567	3,353,044
Total costs applicable to revenue	3,744,112	3,604,621	3,429,085
Operating expenses:
Selling, general, and administrative	1,156,071	1,141,643	1,069,359
Debt restructure expense	—	—	380
Depreciation and amortization	51,981	59,932	49,322
Goodwill impairment	—	—	40,046
Long-lived asset impairment	12,353	66,270	—
Lease termination	4,547	(686)	—
Loss on disposal of assets	1,332	11,492	2,810
Total operating expenses	1,226,284	1,278,651	1,161,917
Income from operations	476,195	8,747	201,015
Other income (expense):
Floor plan interest expense	(19,689)	(40,108)	(38,315)
Other interest expense, net	(54,689)	(69,363)	(63,329)
Loss on debt restructure	—	—	(1,676)
Tax Receivable Agreement liability adjustment	141	10,005	(1,324)
Total other expense	(74,237)	(99,466)	(104,644)
Income (loss) before income taxes	401,958	(90,719)	96,371
Income tax expense	(57,743)	(29,582)	(30,790)
Net income (loss)	344,215	(120,301)	65,581
Less: net (income) loss attributable to non-controlling interests	(221,870)	59,710	(55,183)
Net income (loss) attributable to Camping World Holdings, Inc.	$122,345	$(60,591)	$10,398

Earnings (loss) per share of Class A common stock:
Basic	$3.11	$(1.62)	0.28
Diluted	$3.09	$(1.62)	0.28
Weighted average shares of Class A common stock outstanding:
Basic	39,383	37,310	36,985
Diluted	40,009	37,350	88,878

See accompanying Notes to Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Deficit

(In Thousands)

							Additional				Non-
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Paid-In	Treasury Stock		Retained	Controlling
	Shares	Amounts	Shares	Amounts	Shares	Amounts	Capital	Shares	Amounts	Deficit	Interest	Total
Balance at January 1, 2018	36,749	$367	50,837	$5	—	$—	$42,520	—	$—	$7,619	$21,252	$71,763
Adoption of ASC 606 accounting standard (see Note 2 — Revenue)	—	—	—	—	—	—	—	—	—	1,310	2,476	3,786
Equity-based compensation	—	—	—	—	—	—	14,088	—	—	—	—	14,088
Exercise of stock options	7	—	—	—	—	—	149	—	—	—	—	149
Non-controlling interest adjustment for capital contribution of proceeds from the exercise of stock options	—	—	—	—	—	—	(86)	—	—	—	86	—
Vesting of restricted stock units	298	3	—	—	—	—	881	—	—	—	(884)	—
Repurchases of Class A common stock for withholding taxes on vested RSUs	(77)	(1)	—	—	—	—	(1,364)	—	—	—	—	(1,365)
Disgorgement of short-swing profits by Section 16 officer	—	—	—	—	—	—	557	—	—	—	—	557
Redemption of LLC common units for Class A common stock	215	3	(130)	—	—	—	4,536	—	—	—	(153)	4,386
Distributions to holders of LLC common units	—	—	—	—	—	—	—	—	—	—	(101,755)	(101,755)
Dividends(1)	—	—	—	—	—	—	—	—	—	(22,697)	—	(22,697)
Establishment of liabilities under the Tax Receivable Agreement and related changes to deferred tax assets associated with that liability	—	—	—	—	—	—	(1,576)	—	—	—	—	(1,576)
Non-controlling interest adjustment	—	—	—	—	—	—	(12,174)	—	—	—	12,174	—
Net income	—	—	—	—	—	—	—	—	—	10,398	55,183	65,581
Balance at December 31, 2018	37,192	372	50,707	5	—	—	47,531	—	—	(3,370)	(11,621)	32,917
Adoption of ASC 842 accounting standard (see Note 1 — Summary of Significant Accounting Policies)	—	—	—	—	—	—	—	—	—	3,705	6,332	10,037
Equity-based compensation	—	—	—	—	—	—	13,145	—	—	—	—	13,145
Vesting of restricted stock units	417	4	—	—	—	—	736	—	—	—	(740)	—
Repurchases of Class A common stock for withholding taxes on vested RSUs	(126)	(1)	—	—	—	—	(1,477)	—	—	—	—	(1,478)
Redemption of LLC common units for Class A common stock	6	—	—	—	—	—	(478)	—	—	—	—	(478)
Distributions to holders of LLC common units	—	—	—	—	—	—	—	—	—	—	(70,192)	(70,192)
Dividends(1)	—	—	—	—	—	—	—	—	—	(22,878)	—	(22,878)
Establishment of liabilities under the Tax Receivable Agreement and related changes to deferred tax assets associated with that liability	—	—	—	—	—	—	(8)	—	—	—	—	(8)
Non-controlling interest adjustment	—	—	—	—	—	—	(9,297)	—	—	—	9,297	—
Net loss	—	—	—	—	—	—	—	—	—	(60,591)	(59,710)	(120,301)
Balance at December 31, 2019	37,489	375	50,707	5	—	—	50,152	—	—	(83,134)	(126,634)	(159,236)

							Additional				Non-
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Paid-In	Treasury Stock		Retained	Controlling
	Shares	Amounts	Shares	Amounts	Shares	Amounts	Capital	Shares	Amounts	Deficit	Interest	Total
Equity-based compensation	—	—	—	—	—	—	20,661	—	—	—	—	20,661
Exercise of stock options	191	2	—	—	—	—	4,022	23	611	—	—	4,635
Non-controlling interest adjustment for capital contribution of proceeds from the exercise of stock options	—	—	—	—	—	—	(2,602)	—	—	—	2,602	—
Vesting of restricted stock units	338	3	—	—	—	—	(6,398)	323	8,556	—	(2,161)	—
Repurchases of Class A common stock for withholding taxes on vested RSUs	(71)	—	—	—	—	—	(1,910)	(107)	(2,832)	—	—	(4,742)
Repurchases of Class A common stock to treasury stock	—	—	—	—	—	—	11,616	(811)	(21,522)	—	(11,616)	(21,522)
Redemption of LLC common units for Class A common stock	4,852	48	(4,708)	—	—	—	25,565	—	—	—	7,529	33,142
Distributions to holders of LLC common units	—	—	—	—	—	—	—	—	—	—	(136,974)	(136,974)
Dividends(1)	—	—	—	—	—	—	—	—	—	(61,025)	—	(61,025)
Establishment of liabilities under the Tax Receivable Agreement and related changes to deferred tax assets associated with that liability	—	—	—	—	—	—	(28,385)	—	—	—	—	(28,385)
Non-controlling interest adjustment	—	—	—	—	—	—	(9,379)	—	—	—	9,379	—
Net income	—	—	—	—	—	—	—	—	—	122,345	221,870	344,215
Balance at December 31, 2020	42,799	$428	45,999	$5	—	$—	$63,342	(572)	$(15,187)	$(21,814)	$(36,005)	$(9,231)

(1)	The Company declared dividends per share of Class A common stock of $1.48, $0.61, and $0.61 per share in 2020, 2019, and 2018, respectively.

See accompanying Notes to Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In Thousands)

	Year Ended December 31,
	2020	2019	2018
Operating activities
Net income (loss)	$344,215	$(120,301)	$65,581

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	51,981	59,932	49,322
Equity-based compensation	20,661	13,145	14,088
Loss on debt restructure	—	—	1,676
Loss (gain) on lease termination	4,547	(686)	—
Goodwill impairment	—	—	40,046
Long-lived asset impairment	12,353	66,270	—
Loss on disposal of assets	1,332	11,492	2,810
Provision for losses on accounts receivable	1,068	(20)	2,444
Non-cash lease expense	57,536	54,921	—
Accretion of original debt issuance discount	1,079	1,038	1,034
Non-cash interest	4,306	4,585	5,068
Deferred income taxes	6,606	14,897	11,364
Tax Receivable Agreement liability adjustment	(141)	(10,005)	1,324
Change in assets and liabilities, net of acquisitions:
Receivables and contracts in transit	(2,777)	12,217	(16,550)
Inventories	239,334	216,111	(99,610)
Prepaid expenses and other assets	(3,016)	(7,951)	(8,290)
Accounts payable and other accrued expenses	39,846	(15,350)	49,172
Payment pursuant to Tax Receivable Agreement	(6,563)	(9,425)	(8,914)
Accrued rent for cease-use locations	—	—	(488)
Deferred revenue	4,560	708	12,448
Operating lease liabilities	(68,951)	(54,403)	—
CARES Act deferral of payroll taxes	29,231	—	—
Other, net	10,462	14,759	13,767
Net cash provided by operating activities	747,669	251,934	136,292

Investing activities
Purchases of property and equipment	(31,845)	(56,789)	(133,557)
Purchase of real property	(53,078)	(31,567)	(120,802)
Proceeds from the sale of real property	7,484	28,169	56,932
Purchases of businesses, net of cash acquired	(47,571)	(48,418)	(99,240)
Purchase of equity securities	(2,500)	—	—
Proceeds from sale of property and equipment	1,751	4,068	3,978
Purchases of intangible assets	(176)	—	—
Net cash used in investing activities	$(125,935)	$(104,537)	$(292,689)

Camping World Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (continued)

(In Thousands)

	Year Ended December 31,
	2020	2019	2018

Financing activities
Proceeds from long-term debt	—	11,663	329,775
Payments on long-term debt	(39,070)	(13,658)	(83,825)
Net payments on notes payable – floor plan, net	(324,485)	(43,989)	(85,446)
Borrowings on revolving line of credit	—	14,029	45,164
Payments on revolving line of credit	(20,000)	(11,883)	(6,425)
Payment of debt issuance costs	—	(47)	(3,345)
Dividends on Class A common stock	(61,025)	(22,878)	(22,697)
Proceeds from exercise of stock options	4,635	—	153
RSU shares withheld for tax	(4,742)	(1,478)	(1,365)
Repurchases of Class A common stock to treasury stock	(21,522)	—	—
Disgorgement of short-swing profits by Section 16 officer	—	—	557
Distributions to holders of LLC common units	(136,974)	(70,192)	(101,755)
Net cash (used in) provided by financing activities	(603,183)	(138,433)	70,791

Increase (decrease) in cash and cash equivalents	18,551	8,964	(85,606)
Cash and cash equivalents at beginning of the period	147,521	138,557	224,163
Cash and cash equivalents at end of the period	$166,072	$147,521	$138,557

See accompanying Notes to Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2020

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

CWH was formed on March 8, 2016 as a Delaware corporation for the purpose of facilitating an initial public offering (the “IPO”) and other related transactions in order to carry on the business of CWGS Enterprises, LLC (“CWGS, LLC”). CWGS, LLC was formed in March 2011 when it received, through contribution from its then parent company, all of the membership interests of Affinity Group Holding, LLC and FreedomRoads Holding Company, LLC (“FreedomRoads”). The IPO and related reorganization transactions that occurred on October 6, 2016 resulted in CWH as the sole managing member of CWGS, LLC, with CWH having sole voting power in and control of the management of CWGS, LLC (see Note 18 — Stockholders’ Equity). Despite its position as sole managing member of CWGS, LLC, CWH has a minority economic interest in CWGS, LLC. As of December 31, 2020, 2019, and 2018, CWH owned 47.4%, 42.0% and 41.9%, respectively, of CWGS, LLC. Accordingly, the Company consolidates the financial results of CWGS, LLC and reports a non-controlling interest in its consolidated financial statements.

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

In conjunction with the stay-at-home and shelter-in-place restrictions enacted in many areas, the Company saw significant sequential declines in its overall customer traffic levels and its overall revenues from the mid-March to mid-to-late April 2020 timeframe. In the latter part of April, the Company began to see a significant improvement in its online web traffic levels and number of electronic leads, and in early May, the Company began to see improvements in its overall revenue levels. As the stay-at-home restrictions began to ease across certain areas of the country, the Company experienced significant acceleration in its in-store and online traffic, lead generation, and revenue trends in May continuing throughout the remainder of 2020 and early indications appear to show favorable trends continuing into 2021.

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

Throughout the pandemic, the majority of the Company’s retail locations have continued to operate as essential businesses and the Company has continued to operate its e-commerce business. As a consequence of COVID-19, the Company had held fewer consumer shows and events during 2020 than in 2019. Since March 2020, the Company has implemented preparedness plans to keep its employees and customers safe, which include social distancing, providing employees with face coverings and/or other protective clothing as required, implementing additional cleaning and sanitization routines, and work-from-home directives for a significant portion of the Company’s workforce.

Description of the Business

Camping World Holdings, Inc., together with its subsidiaries, is America’s largest retailer of RVs and related products and services. As noted above, CWGS, LLC is a holding company and operates through its subsidiaries. The Company has the following two reportable segments: (i) Good Sam Services and Plans and (ii) RV and Outdoor Retail. Within the Good Sam Services and Plans segment, the Company primarily derives revenue from the sale of the following offerings: emergency roadside assistance plans; property and casualty insurance programs; travel assist programs; extended vehicle service contracts; vehicle financing and refinancing assistance; consumer shows and events; and consumer publications and directories. Within the RV and Outdoor Retail segment, the Company primarily derives revenue from the sale of new and used RVs; commissions on the finance and insurance contracts related to the sale of RVs; the sale of RV services and maintenance work; the sale of RV parts, accessories, and supplies; the sale of outdoor products, equipment, gear and supplies; business to business distribution of RV furniture, and the sale of Good Sam Club memberships and co-branded credit cards. The Company operates a national network of RV dealerships and service centers as well as a comprehensive e-commerce platform, primarily under the Camping World and Gander RV & Outdoors brands, and markets its products and services primarily to RV and outdoor enthusiasts.

In 2019, the Company made a strategic decision to refocus its business around its core RV competencies, and on September 3, 2019, the board of directors approved a strategic plan to shift the business away from locations that did not have the ability or where it was not feasible to sell and/or service RVs (the “2019 Strategic Shift”) (see Note 5 – Restructuring and Long-lived Asset Impairment). This resulted in the sale, closure or divestiture of 34 non-RV retail stores and the liquidation of approximately $108 million of non-RV related inventory in 2019.

The table below summarizes the Company’s retail store openings, closings, divestitures, conversions and number of locations from December 31, 2019 to December 31, 2020:

	RV	RV Service &	Other
	Dealerships	Retail Centers	Retail Stores	Total
Number of store locations as of December 31, 2019	154	11	10	175
Opened	9	—	—	9
Closed / divested	(3)	—	(8)	(11)
Temporarily closed(1)	(2)	—	—	(2)
Converted	2	(1)	(1)	—
Number of store locations as of December 31, 2020	160	10	1	171
(1)	These locations are temporarily closed in response to the COVID-19 pandemic.

Use of Estimates

The preparation of these financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. The Company bases its estimates and judgments on historical experience and other assumptions that management believes are reasonable. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties, including those uncertainties arising from COVID-19, and, as a result, actual results could differ materially from these estimates. The Company periodically evaluates estimates and assumptions used in the preparation of the financial statements and makes changes on a prospective basis when adjustments are necessary. Significant estimates made in the accompanying consolidated financial statements include certain assumptions related to accounts receivable, inventory, goodwill, intangible assets, long-lived assets, long-lived asset impairments, program cancellation reserves, chargebacks, and accruals related to estimated tax liabilities, product return reserves, and other liabilities.

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

Accounts receivable are stated at realizable value, net of an allowance for doubtful accounts, which includes a reserve for expected credit losses. Accounts receivable balances due in excess of one year was $8.2 million at December 31, 2020 and $8.6 million at December 31, 2019, which are included in other assets in the consolidated balance sheets.

The allowance for doubtful accounts is based on management’s assessment of the collectability of its customer accounts. The Company regularly reviews the composition of the accounts receivable aging, historical bad debts, changes in payment patterns, customer creditworthiness, current economic trends, and reasonable and supportable forecasts about the future. Relevant risk characteristics include customer size and historical loss patterns. Management has evaluated the expected credit losses related to contracts in transit and determined that no allowance for doubtful accounts was required at December 31, 2020. No allowance for doubtful accounts related to contracts in transit was required at December 31, 2019. Management additionally has evaluated the expected credit losses related to accounts receivable and determined that allowances of approximately $3.4 million as of December 31, 2020 and $3.5 million as of December 31, 2019 for uncollectible accounts were required.

The following table details the changes in the allowance for doubtful accounts (in thousands):

	Year Ended
	December 31,	December 31,
	2020	2019
Allowance for doubtful accounts:
Balance, beginning of period	$3,537	$4,481
Charged to bad debt expense	1,068	(20)
Deductions (1)	(1,212)	(924)
Balance, end of period	$3,393	$3,537
(1)	These amounts primarily relate to the write off of uncollectable accounts after collection efforts have been exhausted.

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

The Company has cash deposited in various financial institutions that is in excess of the insurance limits provided by the Federal Deposit Insurance Corporation. The amount in excess of FDIC limits at December 31, 2020 and 2019 was approximately $188.1 million and $149.9 million, respectively.

The Company is potentially subject to concentrations of credit risk in accounts receivable. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers and their geographic dispersion.

Inventories, net

New and used RV inventories consist primarily of new and used recreational vehicles held for sale valued using the specific-identification method and valued at the lower of cost or net realizable value. Cost includes purchase costs, reconditioning costs, dealer-installed accessories, and freight. For vehicles accepted in trades, the cost is the fair value of such used vehicles at the time of the trade-in. Products, parts, accessories, and other inventories primarily consist of retail travel and leisure specialty merchandise and are stated at lower of cost or net realizable value. The cost of RV and Outdoor Retail inventories primarily consists of the direct cost of the merchandise including freight. A portion of the products, parts, accessories and other inventory includes capitalized labor relating to assembly.

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

Leases

After the adoption of Accounting Standards Codification (“ASC”) 842, Leases (“ASC 842”) on January 1, 2019 the Company recognizes a right-of-use (“ROU”) asset and a lease liability on the balance sheet for operating leases (with the exception of short-term leases based on the practical expedient elected by the Company) at the commencement date, in addition to finance leases that were previously also required to be recognized on the balance sheet, and recognizes expenses on the income statement in a similar manner to the previous guidance in ASC 840, Leases (“ASC 840”) (see Note 10 — Lease Obligations).

Goodwill and Other Intangible Assets

Goodwill is reviewed at least annually for impairment, and more often when impairment indicators are present (see Note 7 – Goodwill and Intangible Assets). Finite-lived intangibles are recorded at cost, net of accumulated amortization and, if applicable, impairment charges.

Long-Lived Assets

Long lived assets are included in property and equipment, which also includes capitalized software costs to be held and used. For the Company’s major software systems, such as its accounting and membership systems, its capitalized costs may include some internal or external costs to configure, install and test the software during the application development stage. The Company does not capitalize preliminary project costs, nor does it capitalize training, data conversion costs, maintenance or post development stage costs. The Company’s long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company’s long-lived asset groups exist predominantly at the individual location level and the associated impairment analysis involves the comparison of an asset group’s estimated future undiscounted cash flows over its remaining useful life to its respective carrying value, which primarily includes furniture, equipment, leasehold improvements, and operating lease assets. For long-lived asset groups identified with carrying values not recoverable by future undiscounted cash flows, impairment charges are recognized to the extent the sum of the discounted future cash flows from the use of the asset group is less than the carrying value. The impairment charge is allocated to the individual long-lived assets within an asset group; however, an individual long-lived asset is not impaired below its individual fair value, if readily determinable. The measurement of any impairment loss includes estimation of the fair value of the asset group’s respective operating lease assets, which includes estimates of market rental rates based on comparable lease transactions.

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

Finance and insurance revenue is recorded net, since the Company is acting as an agent in the transaction, and is recognized when a finance and insurance product contract payment has been received or financing has been arranged. The proceeds the Company receives for arranging financing contracts, selling extended service contracts, and selling other products, are subject to chargebacks if the customer terminates the respective contract earlier than a stated period. In the case of insurance and service contracts, the stated period typically extends from one to five years with the refundable commission balance declining over the contract term. These proceeds are recorded as variable consideration, net of estimated chargebacks. Chargebacks are estimated based on ultimate future cancellation rates by product type and year sold using a combination of actuarial methods and leveraging the Company’s historical experience from the past eight years, adjusted for new consumer trends. The chargeback liabilities included in the estimate of variable consideration totaled $58.9 million and $48.3 million as of December 31, 2020 and December 31, 2019, respectively.

The remaining RV and Outdoor retail revenue consists of sales of products, service and other products, including RV accessories and supplies, RV furniture, camping, hunting, fishing, skiing, snowboarding, bicycling, skateboarding, marine and watersport equipment and supplies. Revenue from products, service and other is recognized over time as work is completed, and when parts or other products are delivered to the Company’s customers. For service and parts revenues recorded over time, the Company utilizes a method that considers total costs incurred to date and the applicable margin in relation to total expected efforts to complete our performance obligation in order to determine the appropriate amount of revenue to recognize over time. E-commerce sales are recognized when the product is shipped and recorded as variable consideration, net of anticipated merchandise returns which reduce revenue and cost of sales in the period that the related sales are recorded.

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

Advertising Expense

Advertising expenses are expensed as incurred. Advertising expenses for the years ended December 31, 2020, 2019 and 2018 were $96.3 million, $117.8 million and $112.4 million, respectively.

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

Shipping and Handling Fees and Costs

The Company reports shipping and handling costs billed to customers as a component of revenues, and related costs are reported as a component of costs applicable to revenues. For the years ended December 31, 2020, 2019, and 2018, $8.2 million, $6.2 million, and $4.9 million of shipping and handling fees, respectively, were included in the RV and Outdoor Retail segment as revenue.

Income Taxes

The Company recognizes deferred tax assets and liabilities based on the asset and liability method, which requires an adjustment to the deferred tax asset or liability to reflect income tax rates currently in effect. When income tax rates increase or decrease, a corresponding adjustment to income tax expense is recorded by applying the rate change to the cumulative temporary differences. The Company recognizes the tax benefit from an uncertain tax position in accordance with accounting guidance on accounting for uncertainty in income taxes. The Company classifies interest and penalties relating to income taxes as income tax expense. See Note 11 — Income Taxes for additional information.

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Topic 326) (“ASU 2016-13”). This standard requires the use of a forward-looking expected loss impairment model for trade and other receivables, held-to-maturity debt securities, loans and other instruments. This standard also requires impairments and recoveries for available-for-sale debt securities to be recorded through an allowance account and revises certain disclosure requirements. In April 2019, the FASB issued ASU 2019-04, Codification Improvements, which provides guidance on accounting for credit losses on accrued interest receivable balances and guidance on including recoveries when estimating the allowance. In May 2019, the FASB issued ASU 2019-05, Targeted Transition Relief, which allows entities with an option to elect fair value for certain instruments upon adoption of Topic 326. The standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company adopted ASU 2016-13 on January 1, 2020 and the adoption did not materially impact its condensed consolidated financial statements.

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

2. Revenue

Contract Assets

As of December 31, 2020 and 2019, a contract asset of $8.1 million and $6.1 million, respectively, relating to RV service revenues was included in accounts receivable in the accompanying consolidated balance sheet. As of December 31, 2020 and 2019, the Company had capitalized costs to acquire a contract consisting of $7.1 million and $6.6 million, respectively, from the deferral of sales commissions expenses relating to multi-year consumer services and plans and the recording of such expenses over the same period as the recognition of the related revenues.

Deferred Revenues

The Company records deferred revenues when cash payments are received or due in advance of the Company’s performance, net of estimated refunds that are presented separately as a component of accrued liabilities. For the year ended December 31, 2020, $87.1 million of revenues recognized were included in the deferred revenue balance at the beginning of the period.

As of December 31, 2020, the Company has unsatisfied performance obligations primarily relating to multi-year plans for its roadside assistance, Good Sam Club memberships, Coast to Coast memberships, the annual campground guide, and magazine publication revenue streams. The total unsatisfied performance obligation for these revenue streams at December 31, 2020 and the periods during which the Company expects to recognize the amounts as revenue are presented as follows (in thousands):

As of
December 31, 2020
2021	$88,213
2022	29,472
2023	15,797
2024	7,707
2025	4,083
Thereafter	4,460
Total	$149,732

The Company’s payment terms vary by the type and location of its customer and the products or services offered. The term between invoicing and when payment is due is not significant. For certain products or services and customer types, the Company requires payment before the products or services are delivered to the customer.

3. Receivables

Receivables consisted of the following at December 31, (in thousands):

	2020	2019
Good Sam Services and Plans	$11,837	$20,195
RV and Outdoor Retail
New and used vehicles	6,836	2,295
Parts, service and other	26,437	23,199
Trade accounts receivable	16,289	15,715
Due from manufacturers	17,778	17,642
Other	7,611	5,782
Corporate	27	556
	86,815	85,384
Allowance for doubtful accounts	(3,393)	(3,537)
	$83,422	$81,847

4. Inventories, net and Notes Payable — Floor Plan, net

Inventories consisted of the following at December 31, (in thousands):

	December 31,	December 31,
	2020	2019
Good Sam services and plans	$109	$590
New RVs	691,114	966,134
Used RVs	178,336	165,927
Products, parts, accessories and other	266,786	225,888
	$1,136,345	$1,358,539

New RV inventory included in the RV and Outdoor Retail segment is primarily financed by a floor plan credit agreement with a syndication of banks. The borrowings under the floor plan credit agreement are collateralized by substantially all of the assets of FreedomRoads, LLC (“FR”), a wholly-owned subsidiary of FreedomRoads, which operates the RV dealerships, and bear interest at one-month LIBOR plus 2.05% as of December 31, 2020 and at one-month LIBOR plus 2.15% for the years ended December 31, 2019 and December 31, 2018. LIBOR was 0.15%, 1.71% and 2.35% as of December 31, 2020, 2019, and 2018, respectively. The floor plan borrowings are tied to specific vehicles and principal is due upon the sale of the related vehicle or upon reaching certain aging criteria.

As of December 31, 2020 and 2019, FR maintained floor plan financing through the Seventh Amended and Restated Credit Agreement (“Floor Plan Facility”). On October 8, 2019, FR entered into a Second Amendment to the Seventh Amended and Restated Credit Agreement (the “Second Amendment”). The applicable borrowing rate margin on LIBOR and base rate loans ranges from 2.05% to 2.50% and 0.55% and 1.00%, respectively, based on the consolidated current ratio at FR. The Floor Plan Facility at December 31, 2020 allowed FR to borrow (a) up to $1.38 billion under a floor plan facility, (b) up to $15.0 million under a letter of credit facility and (c) up to a maximum amount outstanding of $48.0 million under the revolving line of credit, which maximum amount outstanding further decreases by $3.0 million on the last day of each fiscal quarter. The maturity date of the Floor Plan Facility is March 15, 2023.

On May 12, 2020, FR entered into a Third Amendment to the Seventh Amended and Restated Credit Agreement (“Third Amendment”) that provides FR with a one-time option to request a temporary four-month reduction (“Current Ratio Reduction Period”) of the minimum consolidated current ratio at any time during 2020 and the first seven days of 2021. FR did not exercise that option. During the Current Ratio Reduction Period, the applicable borrowing rate margin on LIBOR and base rate loans ranges from 2.05% to 3.00% and 0.55% and 1.50%, respectively, based on the consolidated current ratio at FR. Effective May 12, 2020 through July 31, 2020, FR was not allowed to draw further Revolving Credit Loans (as defined in the Floor Plan Facility).

The Floor Plan Facility includes a flooring line aggregate interest reduction (“FLAIR”) offset account that allows the Company to transfer cash as an offset to the payable under the Floor Plan Facility. These transfers reduce the amount of liability outstanding under the floor plan notes payable that would otherwise accrue interest, while retaining the ability to transfer amounts from the FLAIR offset account into the Company’s operating cash accounts. As a result of using the FLAIR offset account, the Company experiences a reduction in floor plan interest expense in its consolidated statements of operations. As of December 31, 2020 and December 31, 2019, FR had $133.6 million and $87.0 million, respectively, in the FLAIR offset account. The Third Amendment raised the maximum FLAIR percentage of outstanding floor plan borrowings from 20% to 30% for the period of May 12, 2020 through August 31, 2020 before returning to 20%.

Management has determined that the credit agreement governing the Floor Plan Facility includes subjective acceleration clauses, which could impact debt classification. Management has determined that no events have occurred at December 31, 2020 that would trigger a subjective acceleration clause. Additionally, the credit agreement governing the Floor Plan Facility contains certain financial covenants. FR was in compliance with all debt covenants at December 31, 2020 and December 31, 2019. On June 29, 2020, FR made a voluntary $20.0 million principal payment on the revolving line of credit.

The following table details the outstanding amounts and available borrowings under the Floor Plan Facility as of December 31, 2020 and December 31, 2019 (in thousands):

	December 31,	December 31,
	2020	2019
Floor Plan Facility:
Notes payable — floor plan:
Total commitment	$1,379,750	$1,379,750
Less: borrowings, net	(522,455)	(848,027)
Less: flooring line aggregate interest reduction account	(133,639)	(87,016)
Additional borrowing capacity	723,656	444,707
Less: accounts payable for sold inventory	(28,980)	(27,892)
Less: purchase commitments	(39,121)	(8,006)
Unencumbered borrowing capacity	$655,555	$408,809

Revolving line of credit	$48,000	$60,000
Less: borrowings	(20,885)	(40,885)
Additional borrowing capacity	$27,115	$19,115

Letters of credit:
Total commitment	$15,000	$15,000
Less: outstanding letters of credit	(11,732)	(11,175)
Additional letters of credit capacity	$3,268	$3,825

5. Restructuring and Long-lived Asset Impairment

Restructuring

On September 3, 2019, the board of directors of CWH approved a plan to strategically shift its business away from locations where the Company does not have the ability or where it is not feasible to sell and/or service RVs at a sufficient capacity (the “Outdoor Lifestyle Locations”). Of the Outdoor Lifestyle Locations in the RV and Outdoor Retail segment operating at September 3, 2019, the Company has closed or divested 39 Outdoor Lifestyle Locations, three distribution centers, and 20 specialty retail locations through December 31, 2020. One of the aforementioned closed distribution centers was reopened during the three months ended June 2020 and repurposed for online order fulfillment. As of December 31, 2020, the Company has completed the store closures and divestitures relating to the 2019 Strategic Shift. As part of the 2019 Strategic Shift, the Company evaluated the impact on its supporting infrastructure and operations, which included rationalizing inventory levels and composition, closing certain distribution centers, and realigning other resources. The Company had a reduction of headcount and labor costs for those locations that were closed or divested and the Company incurred material charges associated with the activities contemplated under the 2019 Strategic Shift.

The Company currently estimates the total restructuring costs associated with the 2019 Strategic Shift to be in the range of $89.6 million to $110.6 million. The breakdown of the estimated restructuring costs are as follows:

●	one-time employee termination benefits relating to retail store or distribution center closures/divestitures of $1.2 million, all of which has been incurred through December 31, 2020;
●	lease termination costs of $18.0 million to $32.0 million, of which $11.9 million has been incurred through December 31, 2020;

●	incremental inventory reserve charges of $42.4 million, all of which has been incurred through December 31, 2020; and
●	other associated costs of $28.0 million to $35.0 million, of which $21.2 million has been incurred through December 31, 2020.

Through December 31, 2020, the Company has incurred $21.2 million of such other associated costs primarily representing labor, lease, and other operating expenses incurred during the post-close wind-down period for the locations related to the 2019 Strategic Shift. The additional amount of $6.8 million to $13.8 million represents similar costs that may be incurred in the year ending December 31, 2021 for locations that continue in a wind-down period, primarily comprised of lease costs accounted for under ASC 842, Leases, prior to lease termination. The Company intends to negotiate terminations of these leases where prudent and pursue sublease arrangements for the remaining leases. Lease costs may continue to be incurred after December 31, 2021 on these leases if the Company is unable to terminate the leases under acceptable terms or offset the lease costs through sublease arrangements. The foregoing lease termination cost estimate represents the expected cash payments to terminate certain leases, but does not include the gain or loss from derecognition of the related operating lease assets and liabilities, which is dependent on the particular leases that will be terminated.

The following table details the costs incurred associated with the 2019 Strategic Shift (in thousands):

	Year Ended
	December 31, 2020	December 31, 2019
Restructuring costs:
One-time termination benefits(1)	$231	$1,008
Lease termination costs(2)	4,432	55
Incremental inventory reserve charges(3)	543	41,894
Other associated costs(4)	16,835	4,321
Total restructuring costs	$22,041	$47,278
(1)	These costs incurred in 2020 were primarily included in costs applicable to revenues – products, service and other in the consolidated statements of operations. These costs incurred in 2019 were primarily included in selling, general and administrative expenses in the consolidated statements of operations.
(2)	These costs were included in lease termination charges in the consolidated statements of operations. This reflects termination fees paid, net of any gain from derecognition of the related operating lease assets and liabilities.
(3)	These costs were included in costs applicable to revenue – products, service and other in the consolidated statements of operations.
(4)	Other associated costs primarily represent labor, lease, and other operating expenses incurred during the post-close wind-down period for the locations related to the 2019 Strategic Shift. For the years ended December 31, 2020 and 2019, costs of approximately $0.4 million and $0.6 million, respectively, were included in costs applicable to revenue – products, service and other, and $16.4 million and $3.7 million, respectively, were included in selling, general, and administrative expenses in the consolidated statements of operations.

The following table details changes in the restructuring accrual associated with the 2019 Strategic Shift (in thousands):

	One-time	Lease	Other
	Termination	Termination	Associated
	Benefits	Costs (1)	Costs	Total
Balance at June 30, 2019	$—	$—	$—	$—
Charged to expense	1,008	1,350	4,321	6,679
Paid or otherwise settled	(286)	(1,350)	(4,036)	(5,672)
Balance at December 31, 2019	722	—	285	1,007
Charged to expense	231	10,532	16,835	27,598
Paid or otherwise settled	(953)	(10,532)	(16,346)	(27,831)
Balance at December 31, 2020	$—	$—	$774	$774

(1)	Lease termination costs excludes the $1.3 million and the $6.1 million of gains from the derecognition of the operating lease assets and liabilities relating to the terminated leases as part of the 2019 Strategic Shift for the six months ended December 31, 2019 and for the year ended December 31, 2020, respectively.

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

Long-lived Asset Impairment

During the year ended December 31, 2020, the Company had indicators of impairment of the long-lived assets for certain of its locations. For locations that failed the recoverability test based on an analysis of undiscounted cash flows, the Company estimated the fair value of the locations based on a discounted cash flow analysis. After performing the long-lived asset impairment test for these locations, the Company determined that certain locations within the RV and Outdoor Retail segment had long-lived assets that were impaired. The long-lived asset impairment charge, subject to limitations described below, was calculated as the amount that the carrying value of the locations exceeded the estimated fair value. The calculated long-lived asset impairment charge was allocated to each of the categories of long-lived assets at each location pro rata based on the long-lived assets’ carrying values, except that individual assets cannot be impaired below their individual fair values when that fair value can be determined without undue cost and effort. For most of these locations, the operating lease right-of-use assets and furniture and equipment were written down to their individual fair values and the remaining impairment charge was allocated to the remaining long-lived assets up to the fair value estimated on these assets based on liquidation value estimates.

During the year ended December 31, 2020, the Company identified indicators of impairment at previously closed stores in certain markets. After performing the long-lived asset impairment test using updated assumptions for these locations, the Company determined that 19 locations within the RV and Outdoor Retail segment had long-lived assets that were impaired. The Company recorded the following long-lived asset impairment charges: $2.4 million related to leasehold improvements, $2.6 million related to furniture and equipment, $1.5 million related to buildings, and $5.9 million operating lease right-of-use assets. Of the $12.4 million long-lived asset impairment charge during the year ended December 31, 2020, $12.3 million related to the 2019 Strategic Shift discussed above.

For the year ended December 31, 2019, the Company recorded the following long-lived asset impairment charges: $20.8 million related to leasehold improvements, $28.6 million related to furniture and equipment, and $16.9 million operating lease right-of-use assets. Of the $66.3 million long-lived asset impairment charge during the year ended December 31, 2019, $57.4 million was related to the 2019 Strategic Shift discussed above.

6. Property and Equipment, net

Property and equipment consisted of the following at December 31, (in thousands):

	December 31,	December 31,
	2020	2019
Land	$47,780	$36,069
Buildings and improvements	99,739	64,860
Leasehold improvements (1)	210,396	174,417
Furniture and equipment	180,191	181,539
Software	73,256	67,086
Software systems development and construction in progress	11,560	8,632
	622,922	532,603
Less: accumulated depreciation and amortization	(255,024)	(218,229)
Property and equipment, net	$367,898	$314,374

(1)	At December 31, 2020 inclusive of right-to-use assets

Depreciation expense for the years ended December 31, 2020, 2019, and 2018 was $47.4 million, $54.7 million and $44.8 million, respectively.

7. Goodwill and Intangible Assets

Goodwill

The following is a summary of changes in the Company’s goodwill by business line for the years ended December 31, 2020 and 2019 (in thousands):

	Good Sam
	Services and	RV and
	Plans	Outdoor Retail	Consolidated
Balance as of January 1, 2019 (excluding impairment charges)	$97,204	$503,750	$600,954
Accumulated impairment charges	(46,884)	(194,953)	(241,837)
Balance as of January 1, 2019	50,320	308,797	359,117
Acquisitions (1)	—	28,224	28,224
Transfers of assets between reporting units	(26,491)	26,491	—
Divestitures (2)	—	(400)	(400)
Balance as of December 31, 2019	23,829	363,112	386,941
Acquisitions (1)(3)	—	26,182	26,182
Balance as of December 31, 2020	$23,829	$389,294	$413,123

(1)	Represents measurement period adjustments relating to prior period acquisitions (see Note 15 — Acquisitions).
(2)	Goodwill was allocated to 13 specialty retail locations within the RV and Outdoor Retail segment based on relative fair value. These 13 specialty retail locations were divested in 2019.

(3)  Represents current period acquisitions (see Note 15 — Acquisitions).

The Company evaluates goodwill for impairment on an annual basis as of the beginning of the fourth quarter, or more frequently if events or changes in circumstances indicate that the Company’s goodwill or indefinite-lived intangible assets might be impaired. The Company assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then it is required to perform a quantitative impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the Company records an impairment of goodwill equal to the amount that the carrying amount of a reporting unit exceeds its fair value.

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

In the fourth quarter of 2020 and 2019, the Company performed its annual goodwill impairment test of the RV and Outdoor Retail, the Good Sam Show, and GSS Enterprise reporting units. The RV and Outdoor Retail reporting unit is comprised of the entire RV and Outdoor Retail segment. The Good Sam Show and GSS Enterprise reporting units are comprised of a portion of the Good Sam Services and Plans Segment. These annual goodwill impairment tests resulted in the determination that the estimated fair value of these reporting units exceeded their carrying value. Therefore, no impairment charge was recorded during the years ended December 31, 2020 and 2019. The Company estimated the fair value of these reporting units using a combination of the guideline public company method under the market approach and the discounted cash flow analysis method under the income approach.

In the fourth quarter of 2018, the Company performed its annual goodwill impairment test, which resulted in the determination that the carrying value of the former Retail reporting unit, which was comprised of the entire Retail segment as previously reported, exceeded its estimated fair value by an amount that exceeded the reporting unit’s goodwill balance. The excess of the carrying value over the estimated fair value of this reporting unit was primarily due to a decline in segment income leading to lower expected future cash flows for this reporting unit. The Company recorded an impairment charge of $40.0 million in the fourth quarter of 2018 related to this reporting unit. The former Retail reporting unit goodwill was reduced to zero.

Additionally in the fourth quarter of 2018, the Company performed its annual goodwill impairment test of the Dealership reporting unit, which was comprised of the entire former Dealership segment as previously reported and the Good Sam Show and GSS Enterprise reporting units, which was comprised a portion of the Good Sam Services and Plans segment as previously reported. The Company did not record any impairment of goodwill for the Dealership, Good Sam Show and GSS Enterprise reporting units during the year ended December 31, 2018.

Intangible Assets

Finite-lived intangible assets and related accumulated amortization consisted of the following at December 31, (in thousands):

	December 31, 2020
	Cost or	Accumulated
	Fair Value	Amortization	Net
Good Sam Services and Plans:
Membership and customer lists	$9,140	$(8,568)	$572
RV and Outdoor Retail:
Customer lists and domain names	3,476	(1,930)	1,546
Supplier lists	1,696	(85)	1,611
Trademarks and trade names	29,564	(6,681)	22,883
Websites	6,140	(2,630)	3,510
	$50,016	$(19,894)	$30,122

	December 31, 2019
	Cost or	Accumulated
	Fair Value	Amortization	Net
Good Sam Services and Plans:
Membership and customer lists	$9,140	$(7,972)	$1,168
RV and Outdoor Retail:
Customer lists and domain names	2,065	(1,768)	297
Trademarks and trade names	28,955	(4,862)	24,093
Websites	5,990	(1,841)	4,149
	$46,150	$(16,443)	$29,707

As of December 31, 2020, the approximate weighted average useful lives of our Good Sam Services and Plans finite-lived intangible assets for membership and customer lists are 5.4 years. The approximate weighted average useful lives of our RV and Outdoor Retail finite-lived intangible assets are as follows: customer lists and domain names – 5.3 years, suppliers lists – 5.0 years, trademarks and trade names – 15.0 years, and websites – 8.3 years. The weighted-average useful life of all our finite-lived intangible assets is approximately 12.8 years.

Amortization expense of finite-lived intangibles for the years ended December 31, 2020, 2019, and 2018 was $4.6 million, $5.2 million and $4.5 million, respectively. The aggregate future five-year amortization of finite-lived intangibles at December 31, 2020, was as follows (in thousands):

2021	$3,686
2022	3,491
2023	3,184
2024	3,143
2025	2,908
Thereafter	13,710
$30,122

8. Accrued Liabilities

Accrued liabilities consisted of the following at December 31, (in thousands):

	2020	2019
Compensation and benefits(1)	$43,787	$31,743
Other accruals	93,901	98,573
	$137,688	$130,316

(1)	At December 31, 2020, this amount includes a deferral of payroll taxes under the CARES act of $14.6 million.

9. Long-Term Debt

The following reflects outstanding long-term debt as of December 31 (in thousands):

	December 31,	December 31,
	2020	2019
Term Loan Facility (1)	$1,130,356	$1,148,115
Finance Lease Liabilities (2)	29,982	—
Real Estate Facility (3)	4,493	19,521
Subtotal	1,164,831	1,167,636
Less: current portion	(14,414)	(14,085)
Total	$1,150,417	$1,153,551

(1)	Net of $3.2 million and $4.3 million of original issue discount at December 31, 2020 and 2019, respectively, and $7.9 million and $10.7 million of finance costs at December 31, 2020 and 2019, respectively.
(2)	Consists of three real estate parcels with long-term leases and IT equipment contracts, which contain lease components that extend through the majority of the useful life of the asset. Certain IT equipment contracts also contain purchase options at the end of the term, which are likely to be exercised (see Note 10 – Lease Obligations).
(3)	Net of $0.2 million of finance costs at December 31, 2019. Finance costs at December 31, 2020 were not significant.

The aggregate future maturities of long-term debt at December 31, 2020, were as follows (in thousands):

Long-term debt instruments
2021	$12,174
2022	12,176
2023	1,121,697
Subtotal	1,146,047
Finance Leases(1)	29,982
Total	$1,176,029

(1)	Current portion of finance leases was $2.2 million at December 31, 2020. See Note 10 - Lease Obligation.

Senior Secured Credit Facilities

As of December 31, 2020 and 2019, CWGS Group, LLC (the “Borrower”), a wholly-owned subsidiary of CWGS, LLC, was party to a credit agreement (as amended from time to time, the “Credit Agreement”) for a senior secured credit facility (the “Senior Secured Credit Facilities”). The Senior Secured Credit Facilities consist of a $1.19 billion term loan facility (the “Term Loan Facility”) and a $35.0 million revolving credit facility (the “Revolving Credit Facility”). The funds available under the Revolving Credit Facility may be utilized for borrowings or letters of credit; however, a maximum of $15.0 million may be allocated to such letters of credit. The Revolving Credit Facility matures on November 8, 2021, and the Term Loan Facility matures on November 8, 2023. The Term Loan Facility requires mandatory principal payments in equal quarterly installments of $3.0 million. Additionally, the Company is required to prepay the term loan borrowings in an aggregate amount up to 50% of excess cash flow, as defined in the Credit Agreement, for such fiscal year depending on the Total Leverage Ratio. On June 30, 2020, the Borrower made a $9.6 million voluntary principal payment on the Term Loan Facility. As of December 31, 2020, the Company is not required to make an additional excess cash flow payment.

As of December 31, 2020, the average interest rate on the Term Loan Facility was 3.50%. The following table details the outstanding amounts and available borrowings under the Senior Secured Credit Facilities as of (in thousands):

	December 31,	December 31,
	2020	2019
Senior Secured Credit Facilities:
Term Loan Facility:
Principal amount of borrowings	$1,195,000	$1,195,000
Less: cumulative principal payments	(53,459)	(31,898)
Less: unamortized original issue discount	(3,241)	(4,320)
Less: finance costs	(7,944)	(10,667)
	1,130,356	1,148,115
Less: current portion	(11,891)	(11,991)
Long-term debt, net of current portion	$1,118,465	$1,136,124
Revolving Credit Facility:
Total commitment	$35,000	$35,000
Less: outstanding letters of credit	(5,930)	(4,112)
Less: availability reduction due to Total Leverage Ratio	—	(21,622)
Additional borrowing capacity	$29,070	$9,266

The Senior Secured Credit Facilities are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by each of the Company’s existing and future domestic restricted subsidiaries with the exception of FreedomRoads Intermediate Holdco, LLC, the direct parent of FR, and FR and its subsidiaries. The Credit Agreement contains certain restrictive covenants pertaining to, but not limited to, mergers, changes in the nature of the business, acquisitions, additional indebtedness, sales of assets, investments, and the prepayment of dividends subject to certain limitations and minimum operating covenants. Additionally, management has determined that the Senior Secured Credit Facilities include subjective acceleration clauses, which could impact debt classification. Management has determined that no events have occurred at December 31, 2020, that would trigger a subjective acceleration clause.

The Credit Agreement requires the Borrower and its subsidiaries to comply on a quarterly basis with a maximum Total Leverage Ratio (as defined in the Credit Agreement), which covenant is in effect only if, as of the end of each calendar quarter, the aggregate amount of borrowings under the revolving credit facility (including swingline loans), letters of credit and unreimbursed letter of credit disbursements outstanding at such time (minus the lesser of (a) $5.0 million and (b) letters of credit outstanding) is greater than 30% of the aggregate amount of the Revolving Lenders’ Revolving Commitments (minus the lesser of (a) $5.0 million and (b) letters of credit outstanding), as defined in the Credit Agreement. As of December 31, 2020, the Company was not subject to this covenant as borrowings under the Revolving Credit Facility did not exceed the 30% threshold. The Company was in compliance with all applicable debt covenants at December 31, 2020 and 2019.

Real Estate Facility

As of December 31, 2020 and December 31, 2019, Camping World Property, Inc. (the ‘‘Real Estate Borrower’’), an indirect wholly-owned subsidiary of CWGS, LLC, and CIBC Bank USA (“Lender”), were party to a loan and security agreement for a real estate credit facility with an aggregate maximum principal capacity of $21.5 million (“Real Estate Facility”). Borrowings under the Real Estate Facility are guaranteed by CWGS Group, LLC, a wholly-owned subsidiary of CWGS, LLC. The Real Estate Facility may be used to finance the acquisition of real estate assets. The Real Estate Facility is secured by first priority security interest on the real estate assets acquired with the proceeds of the Real Estate Facility (“Real Estate Facility Properties”). The Real Estate Facility matures on October 31, 2023.

As of December 31, 2020, a principal balance of $4.5 million was outstanding under the Real Estate Facility, and the interest rate was 3.00% with a commitment fee of 0.50% of the aggregate unused principal amount of the Real Estate Facility. As of December 31, 2020 and December 31, 2019, the Company had no available capacity under the Real Estate Facility.

In August 2020, the Company entered into an agreement to lease an owned property for a former distribution center in Greenville, North Carolina to a third party. By entering into this lease, the Company was required to pay down $10.3 million of the Real Estate Facility, which was paid in August 2020. Additionally, in September 2020, the Company sold an owned property relating to the other former distribution center in Greenville, North Carolina to a third party. By selling this property, the Company was required to pay down $3.4 million of the Real Estate Facility in September 2020.

Management has determined that the credit agreement governing the Real Estate Facility includes subjective acceleration clauses, which could impact debt classification. Management has determined that no events have occurred at December 31, 2020 that would trigger a subjective acceleration clause. Additionally, the Real Estate Facility is subject to certain cross default provisions, a debt service coverage ratio, and other customary covenants. The Company was in compliance with all debt covenants at December 31, 2020 and 2019.

Finance Lease Liabilities

The Company’s finance lease liabilities consist of three real estate parcels with long-term leases and IT equipment contracts, which contain lease components that extend through the majority of the useful life of the asset. Certain IT equipment contracts also contain purchase options at the end of the term, which are likely to be exercised (see Note 10 — Lease Obligations).

10. Lease Obligations

The Company leases property and equipment throughout the United States primarily under finance and operating leases. For leases with initial lease terms at commencement that are greater than 12 months, the Company records the related asset and obligation at the present value of lease payments over the term. Many of the Company’s leases include rental escalation clauses, renewal options and/or termination options that are factored into the determination of lease payments when appropriate. The Company aggregates non-

lease components with the related lease components when evaluating the accounting treatment for property, equipment, and billboard leases.

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

The Company leases most of the properties for its retail locations through 254 operating leases. The Company also leases billboards and certain of its equipment primarily through operating leases. The related operating lease assets for these operating leases are included in operating lease assets. The Company has three properties classified as finance leases.

The following presents components of lease assets and lease liabilities, and the associated financial statement line items ($ in thousands):

		Year Ended December 31,
Lease Assets and Liabilities	Financial Statement Line Items	2020	2019
Operating lease assets	Operating lease assets	$769,487	$807,537
Finance lease assets	Property and equipment, net	29,756	—
Total lease assets, net		$799,243	$807,537

Operating lease liabilities - current	Current portion of operating lease liabilities	$62,405	$58,613
Finance lease liabilities - current	Current portion of long-term debt	2,240	—
Operating lease liabilities - non-current	Operating lease liabilities, net of current portion	804,555	843,312
Finance lease liabilities - non-current	Long-term debt, net of current portion	27,742	—
Total lease liabilities		$896,942	$901,925

The following presents certain information related to the costs for leases (in thousands):

	Year Ended December 31,
	2020	2019
Operating lease cost	$121,238	$122,431
Finance lease cost:
Amortization of finance lease assets	2,701	—
Interest on finance lease liabilities	1,248	—
Short-term lease cost	1,699	3,177
Variable lease cost	23,385	23,763
Sublease income	(1,876)	(1,380)
Net lease costs	$148,395	$147,991

The following presents supplemental cash flow information related to leases (in thousands):

	Year Ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$121,708	$122,073
Operating cash flows for finance leases	1,061	—
Financing cash flows for finance leases	2,355	—
Lease assets obtained in exchange for lease liabilities:
New, remeasured, and terminated operating leases	$25,296	$98,282
New finance leases	31,895	—

The following presents other information related to leases:

	December 31, 2020
Weighted average remaining lease term:
Operating leases	12.4	years
Financing leases	16.0	years
Weighted average discount rate:
Operating leases	7.1%
Financing leases	6.0%

The following reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the lease liabilities on the balance sheet as of December 31, 2020 (in thousands):

	Operating	Finance
	Leases	Leases
2021	$120,376	$3,977
2022	117,783	4,011
2023	115,532	2,777
2024	110,853	2,494
2025	103,471	2,376
Thereafter	765,838	33,776
Total lease payments	1,333,853	49,411
Less: Imputed interest	(466,893)	(19,429)
Total lease obligations	866,960	29,982
Less: current portion	(62,405)	(2,240)
Noncurrent lease obligations	$804,555	$27,742

11. Income Taxes

The components of the Company’s income tax expense from operations for the year ended December 31, consisted of (in thousands):

	2020	2019	2018
Current:
Federal	$38,843	$10,605	$13,828
State	12,294	4,080	5,598
Deferred:
Federal	5,016	9,140	11,970
State	1,590	5,757	(606)
Income tax expense	$57,743	$29,582	$30,790

A reconciliation of income tax expense from operations to the federal statutory rate for the year ended December 31, is as follows (in thousands):

	2020	2019	2018
Income taxes computed at federal statutory rate(1)	$84,411	$(19,051)	$20,238
State income taxes – net of federal benefit(1)	3,741	(4,728)	4,313
Other differences:
Federal alternative minimum tax and state and local taxes on pass-through entities	2,965	937	1,076
Income taxes computed at the effective federal and state statutory rate for pass-through entities not subject to tax for the Company (2)	(53,147)	(22,089)	(41,367)
Tax benefit from of transfer assets(3)	—	(14,170)	—
Increase in valuation allowance due to transfer of assets(3)	—	26,350	—
Increase in valuation allowance	19,058	59,552	43,175
Impact of other state tax rate changes	(915)	1,653	(2,020)
Goodwill impairment	—	—	6,158
Other	1,630	1,128	(783)
Income tax expense	$57,743	$29,582	$30,790

(1)	Federal and state income tax for 2019 and 2018 include the tax effect of $2.5 million of income tax benefit and $0.3 million of income tax expense, respectively, relating to the revaluation in the Tax Receivable Agreement liability. The amount related to 2020 was insignificant.
(2)	The related income is taxable to the non-controlling interest.
(3)	These amounts represent the net income tax expense of $12.2 million (composed of an increase in the valuation allowance against the Company’s overall deferred tax assets of $26.4 million, offset by the income tax benefit associated with the transferred assets of $14.2 million) related to the transfer of certain assets, including the Good Sam Club and co-branded credit cards as discussed below.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and operating loss and tax credit carryforwards. Significant items comprising the net deferred tax assets at December 31, were (in thousands):

	2020	2019
Deferred tax liabilities
Accelerated depreciation	$(5)	$(3)
Prepaid expenses	(1,690)	(1,676)
Intangible assets	(2,865)	(3,704)
Operating lease assets	(67,400)	(71,221)
Lease incentives	(63)	(5,226)
	(72,023)	(81,830)
Deferred tax assets
Investment impairment	22,169	21,601
Inventory-related	5,494	5,029
Gift cards	1,788	1,385
Deferred revenues	6,996	6,859
Accrual for employee benefits and severance	2,485	1,555
Stock option expense	469	(10)
Investment in partnership ("Outside Basis Deferred Tax Asset")(1)	241,805	203,663
Tax Receivable Agreement liability	36,486	28,715
Net operating loss carryforward	124,117	114,617
Intangible assets	1,456	2,086
Goodwill	1,433	2,396
Deferred depreciation	1,283	1,002
Operating lease liabilities	79,639	82,785
Other reserves	8,057	6,309
	533,677	477,992
Valuation allowance	(295,946)	(266,452)
Net deferred tax assets	$165,708	$129,710

(1)	This amount is the deferred tax asset the Company recognizes for its book to tax basis difference in its investment in CWGS, LLC.

At December 31, 2020, certain subsidiaries of CWH had federal and state net operating loss carryforwards of approximately $462.7 million and $422.0 million, respectively, which will be able to offset future taxable income. If not used, $55.5 million of federal and $422.0 million of state net operating losses will expire between 2021 and 2040, and $407.2 million will be carried forward indefinitely.

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

As further described in Note 1 — Summary of Significant Accounting Policies — COVID-19, in response to the COVID-19 pandemic, many governments have enacted or are contemplating measures to provide aid and economic stimulus. These measures may include deferring the due dates of income tax and payroll tax payments or other changes to their income and non-income-based tax laws. The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020 in the U.S., includes measures to assist companies, including temporary changes to income and non-income-based tax laws. For the year ended December 31, 2020, there were no material impacts to the Company’s consolidated financial statements as it relates to COVID-19 measures other than the deferral of non-income-based payroll taxes under the CARES Act of $29.2 million as of December 31, 2020, of which $14.6 million was included in other current liabilities and $14.6 million was included in other long-term liabilities in the consolidated balance sheets.

At December 31, 2020, the Company determined that all of its deferred tax assets (except those of Camping World Inc. (“CW”) and the Outside Basis Deferred Tax Asset discussed below) are more likely than not to be realized. The valuation allowance for CW increased by $19.7 million in the year ended December 31, 2020, compared to an increase of $79.7 million in the year ended December 31, 2019, primarily as a result of increased operating losses incurred during 2020. Since it was determined that CW would not have sufficient taxable income in the current or carryforward periods under the tax law to realize the future tax benefits of its deferred tax assets, it continues to maintain a full valuation allowance. The Company maintains a partial valuation allowance against the Outside Basis Deferred Tax Asset pertaining to the portion that is not amortizable for tax purposes, since the Company would likely only realize the non-amortizable portion of the Outside Basis Deferred Tax Asset if the investment in CWGS, LLC was divested. The partial valuation allowance for the Outside Basis Deferred Tax Asset increased by $9.8 million in the year ended December 31, 2020, compared to an increase of $6.2 million in the year ended December 31, 2019. The increase in the year ended December 31, 2020 was primarily the result of increased ownership, net of a reduction in enacted state income tax rates. The Company and its subsidiaries file U.S. federal income tax returns and tax returns in various states. The Company is not under any material audits in any jurisdiction. With few exceptions, the Company is no longer subject to U.S. federal, state, and local income tax examinations by tax authorities for years before 2017.

As of December 31, 2020 and 2019, the Company recorded $2.7 million and $0.3 million, respectively, related to uncertain tax positions. The Company does not expect the total amount of unrecognized tax benefits to significantly change in the next 12 months.

The Company is party to a tax receivable agreement (the “Tax Receivable Agreement”) that provides for the payment by the Company to the Continuing Equity Owners and Crestview Partners II GP, L.P. of 85% of the amount of tax benefits, if any, the Company actually realizes, or in some circumstances is deemed to realize, as a result of (i) increases in the tax basis from the purchase of common units from Crestview Partners II GP, L.P. in exchange for Class A common stock in connection with the consummation of the IPO and the related transactions and any future redemptions that are funded by the Company and any future redemptions or exchanges of common units by Continuing Equity Owners as described above and (ii) certain other tax benefits attributable to payments made under the Tax Receivable Agreement. The above payments are predicated on CWGS, LLC making an election under Section 754 of the Internal Revenue Code effective for each tax year in which a redemption or exchange (including a deemed exchange) of common units for cash or stock occur. These tax benefit payments are not conditioned upon one or more of the Continuing Equity Owners or Crestview Partners II GP, L.P. maintaining a continued ownership interest in CWGS, LLC. In general, the Continuing Equity Owners’ or Crestview Partners II GP, L.P.’s rights under the Tax Receivable Agreement are assignable, including to transferees of its common units in CWGS, LLC (other than the Company as transferee pursuant to a redemption or exchange of common units in CWGS, LLC). The Company expects to benefit from the remaining 15% of the tax benefits, if any, which may be realized. During the twelve months ended December 31, 2020 and 2019, 4,852,497 and 5,725 common units in CWGS, LLC, respectively, were exchanged for Class A common stock subject to the provisions of the Tax Receivable Agreement. The Company recognized a liability for the Tax Receivable Agreement payments due to those parties that redeemed common units, representing 85% of the aggregate tax benefits the Company expects to realize from the tax basis increases related to the exchange, after concluding it was probable that the Tax Receivable Agreement payments would be paid based on estimates of future taxable income. As of December 31, 2020, and December 31, 2019, the amount of Tax Receivable Agreement payments due under the Tax Receivable Agreement was $145.9 million and $114.8 million, respectively, of which $8.1 million and $6.6 million, respectively, were included in current portion of the Tax Receivable Agreement liability in the consolidated balance sheets.

From January 1, 2021 to February 17, 2021, Crestview Partners II GP, L.P. has redeemed 1.3 million common units in CWGS, LLC for 1.3 million shares of the Company’s Class A common stock as a result of transactions pursuant to a trading plan. The estimated increase in deferred tax assets, the non-current portion of the Tax Receivable Agreement liability, and additional paid-in capital resulting from these redemptions is $13.3 million, $11.3 million, and $2.0 million, respectively. Payments pursuant to the Tax Receivable Agreement relating to these redemptions would begin during the year ended December 31, 2022.

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

The following table presents the reported carrying value and fair value information for the Company’s debt instruments. The fair values shown below for the Term Loan Facility, as applicable, are based on quoted prices in the inactive market for identical assets (Level 2) and the fair values shown below for the Floor Plan Facility, the Revolving Line of Credit, and the Real Estate Facility are estimated by discounting the future contractual cash flows at the current market interest rate that is available based on similar financial instruments.

	Fair Value	December 31, 2020		December 31, 2019
($ in thousands)	Measurement	Carrying Value	Fair Value	Carrying Value	Fair Value
Term Loan Facility	Level 2	$1,130,356	$1,132,979	$1,148,115	$1,104,947
Floor Plan Facility Revolving Line of Credit	Level 2	20,885	20,791	40,885	41,299
Real Estate Facility	Level 2	4,493	4,600	19,521	21,030

13. Commitments and Contingencies

Sponsorship and Other Agreements

The Company enters into sponsorship agreements from time to time. Current sponsorship agreements run through 2024. The agreements consist of annual fees payable in aggregate of $11.6 million in 2021, $14.5 million in 2022, $5.6 million in 2023, and $4.5 million in 2024, which are recognized to expense over the expected benefit period.

The Company entered into a subscription agreement for a customer relationship management software application in 2014. The subscription agreement was amended on October 28, 2016 and again October 18, 2017. The amended subscription agreement for future software services consists of annual fees payable as follows: $4.5 million in 2019, $4.8 million in 2020, and $5.0 million in 2021. Expense is recognized ratably over the term of the agreement.

Self-Insurance Program

Self-insurance reserves represent amounts established as a result of insurance programs under which the Company self-insures portions of the business risks. The Company carries substantial premium-paid, traditional risk transfer insurance for various business risks. The Company self-insures and establishes reserves for the retention on workers’ compensation insurance, general liability, automobile liability, professional errors and omission liability, and employee health claims. The self-insured claims liability was approximately $19.6 million and $18.4 million at December 31, 2020 and 2019, respectively. The determination of such claims and expenses and the appropriateness of the related liability are continually reviewed and updated. The self-insurance accruals are calculated by actuaries and are based on claims filed and include estimates for claims incurred but not yet reported. Projections of future losses, including incurred but not reported losses, are inherently uncertain because of the random nature of insurance claims and could be substantially affected if occurrences and claims differ significantly from these assumptions and historical trends. In addition, the Company has obtained letters of credit as required by insurance carriers. As of December 31, 2020 and 2019, these letters of credit were approximately $17.7 million and $15.3 million, respectively. This includes $11.7 million and $11.2 million as of December 31, 2020 and 2019, respectively, issued under the Floor Plan Facility (see Note 4 — Inventories, net and Notes Payable — Floor Plan, net), and the balance issued under the Company’s Senior Secured Credit Facilities (see Note 9 — Long-Term Debt).

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

The Ronge and Strougo Complaints were consolidated and lead plaintiffs (the “Ronge Lead Plaintiffs”) appointed by the court. On February 27, 2019, the Ronge lead plaintiffs filed a consolidated complaint against the Company, certain of its officers, directors, Crestview Partners II GP, L.P. and Crestview Advisors, L.L.C., and the underwriters of the May and October 2017 secondary offerings of the Company’s Class A common stock (the “Consolidated Complaint”). The Consolidated Complaint alleged violations of Sections 11 and 12(a)(2) of the Securities Act of 1933, as well as Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, based on allegedly materially misleading statements or omissions of material facts necessary to make certain statements not misleading related to the business, operations, and management of the Company. Additionally, it alleged that certain of the Company’s officers and directors, Crestview Partners II GP, L.P., and Crestview Advisors, L.L.C. violated Section 15 of the Securities Act of 1933 and Section 20(a) of the Securities Exchange Act of 1934, as amended, by allegedly acting as controlling persons of the Company. On March 12, 2020, Ronge Lead Plaintiffs filed an Amended Consolidated Complaint, adding those allegations contained in the Geis Complaint (defined below). On March 13, 2020, Ronge Lead Plaintiffs filed an unopposed motion for preliminary approval of class action settlement, which the Court granted on April 7, 2020. On August 5, 2020, the Court granted final approval of the class action settlement and the case was dismissed with prejudice. The settlement was paid directly by the Company’s insurance carriers.

On December 12, 2018, a putative class action complaint styled International Union of Operating Engineers Benefit Funds of Eastern Pennsylvania and Delaware v. Camping World Holdings Inc., et al. was filed in the Supreme Court of the State of New York, New York County, on behalf of all purchasers of Camping World Class A common stock issued pursuant and/or traceable to a secondary offering of such securities in

October 2017 (“IUOE Complaint”). The IUOE Complaint named as defendants the Company, and certain of its officers and directors, among others, and alleged violations of Sections 11, 12(a), and 15 of the Securities Act of 1933 based on allegedly materially misleading statements or omissions of material facts necessary to make certain statements not misleading. On July 13, 2020, the parties entered into a confidential settlement agreement resolving the named plaintiff’s claims. The putative class’s claims were duplicative of certain claims in the Ronge case described above, and thus were included in the settlement agreement that the Ronge court approved at the settlement hearing on August 5, 2020. The Court entered an order of final dismissal on September 8, 2020.

On February 22, 2019, a putative class action complaint styled Daniel Geis v. Camping World Holdings, Inc., et al. was filed in the Circuit Court of Cook County, Illinois, Chancery Division, on behalf of all purchasers of Camping World Class A common stock in and/or traceable to the Company’s initial public offering on October 6, 2016 (“Geis Complaint”). The Geis Complaint named as defendants the Company, certain of its officers and directors, and the underwriters of the offering, and alleged violations of Sections 11, 12(a)(2), and 15 of the Securities Act of 1933 based on allegedly materially misleading statements or omissions of material facts necessary to make certain statements not misleading. The Geis plaintiff became a plaintiff in Ronge, and the Geis putative class’s claims were duplicative of certain claims in the Ronge case described above, and thus were included in the settlement agreement that the Ronge court approved on August 5, 2020. The Court entered an order of final dismissal on August 18, 2020.

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

On April 17, 2019, a shareholder derivative suit styled Lincolnshire Police Pension Fund v. Camping World Holdings, Inc., et al., was filed in the Court of Chancery of the State of Delaware, alleging breaches of fiduciary duty for alleged failure to implement effective disclosure controls and internal controls over financial reporting and to properly oversee certain acquisitions and for alleged insider trading and unjust enrichment for compensation received during that time (the “LPPF Complaint”). The LPPF Complaint names the Company as nominal defendant, and names certain of the Company’s officers and directors, among others, as defendants and seeks compensatory damages, extraordinary equitable and/or injunctive relief, restitution and disgorgement, attorneys’ fees and costs, and any other and further relief the court deems just and proper. On May 30, 2019, the Court granted the parties’ joint motion to consolidate the Hunnewell and LPPF Complaints (as well as any future filed actions relating to the subject matter) and stay the newly consolidated action pending the resolution of defendants’ motion to dismiss in the Ronge action. Following the Ronge court’s approval of settlement and entry of a final judgment and order dismissing the Ronge action with prejudice, on August 31, 2020, the parties filed a stipulation and proposed order designating the LPPF Complaint as the operative complaint in the consolidated action, and setting forth a schedule for defendants to respond to that Complaint, which the Court granted. On October 30, 2020, the Company, along with the other defendants, moved to dismiss this action. On December 30, 2020, the Court granted the parties’ stipulated schedule for Plaintiffs to file an amended complaint. On January 7, 2021, Plaintiffs filed their Amended Complaint, alleging substantially same claims and seeking the same relief. Defendants’ response to the Amended Complaint is due to be filed on or before March 8, 2021.

On August 6, 2019, two shareholder derivative suits, styled Janssen v. Camping World Holdings, Inc., et al., and Sandler v. Camping World Holdings, Inc. et al., were filed in the U.S. District Court of Delaware. Both actions name the Company as a nominal defendant, and name certain of the Company’s officers and directors, Crestview Partners II GP, L.P. and Crestview Advisors, L.L.C. as defendants, and allege: (i) violations of Section 14(a) of the Securities Exchange Act for issuing proxy statements that allegedly omitted material information and allegedly included materially false and misleading financial statements; (ii) violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934, seeking contribution for causing the Company to issue allegedly false and misleading statements and/or allegedly omit material information in public statements and/or the Company’s filings concerning the Company’s financial performance, the effectiveness of internal controls to ensure accurate financial reporting, and the success and profitability of the integration and rollout of Gander Outdoors (now Gander RV) stores; (iii) breaches of fiduciary duty, unjust enrichment, abuse of control, and gross mismanagement for allegedly causing or allowing the Company to disseminate to Camping World shareholders materially misleading and inaccurate information through the Company’s SEC filings; and (iv) breach of fiduciary duties for alleged insider selling and misappropriation of information (together, the “Janssen and Sandler Complaints”). The Janssen and Sandler Complaints seek restitutionary and/or compensatory damages, injunctive relief, disgorgement of all profits, benefits, and other compensation obtained by the certain of the Company’s officers and directors, attorneys’ fees and costs, and any other and further relief the court deems just and proper. On September 25, 2019, the Court granted the parties’ joint motion to consolidate the action and stay the action pending resolution of defendants’ motion to dismiss in the Ronge action. Following the Ronge court’s approval of settlement and entry of a final judgment and order dismissing the Ronge action with prejudice, the case remains stayed while the parties confer regarding the schedule for further proceedings in the action.

On May 28, 2020, Kamela Woodings (“Woodings”), in her representative capacity under the Private Attorney General Action (“PAGA”) filed a lawsuit styled Woodings v. FreedomRoads, LLC in Los Angeles County Superior Court against FreedomRoads, LLC in which she alleged that she and the putative class members often performed off-the-clock work for which they were not adequately compensated, and alleged the following causes of action: Violation of California Labor Code Sections 2698, et seq, (Private Attorney General Act of 2004), which includes allegations of (1) Failure to Pay Minimum Wage, (2) Failure to Pay Overtime, (3) Failure to Provide Meal Periods, (4) Failure to Provide Rest Breaks, (5) Failure to Timely Wage Upon Termination, (6) Failure to Timely Pay Wages During Employment, (7) Failure to Provide Complete And Accurate Wage Statements, and (8) Failure to Keep Accurate Business Records (the “PAGA Complaint”). The PAGA Complaint seeks civil penalties and attorneys’ fees and costs pursuant to California Labor Code Section 2699.

On June 25, 2020, Woodings filed a class action complaint styled Woodings v. FreedomRoads, LLC in Los Angeles County Superior Court against FreedomRoads, LLC in which Woodings alleged that she and the putative class members, all of FreedomRoads, LLC’s non-exempt California employees, were not appropriately compensated for all wages earned in the form of commission, and that she and the putative class members often performed off-the-clock work for which they were not adequately compensated. Woodings also alleged the following causes of action: (1) Violation of California Labor Code §§ 1194, 1197, and 1197.1 (unpaid minimum wages); (2) Violation of California Labor Code §§ 1198 (unpaid overtime); (3) Violation of California Labor Code § 226.7 (unpaid meal period premiums); (4) Violation of California Labor Code § 226.7 (unpaid rest period premiums); (5) Violation of California Labor Code §§ 201 and 202 (final wages not timely paid); (6) Violation of California Labor Code § 226(a) (non-compliant wage statements); (7) Fraud; (8) Negligent Misrepresentation; (9) Breach of Contract; (10) Accounting; and (11) Violation of California Business and Professions Code §§ 17200, et seq., with the following sub-claims of (a) Failure to Pay Overtime, (b) Failure to Provide Meal Periods, (c) Failure to Provide Rest Periods, (d) Failure to Pay Minimum Wages, (e) Failure to Timely Wage Upon Termination, (f) Failure to Timely Pay Wages During Employment, (g) Failure to Keep Complete and Accurate Payroll Records, and (h) Failure to Pay Commissions seeking certification as a class action, monetary damages including general unpaid wages, unpaid wages at overtime wage rates, premium wages for meal and rest breaks not provided, general and special damages, actual, consequential and incidental losses and damages, statutory wage penalties, punitive damages, pre-judgment interest, attorneys’ fees and costs, liquidated damages, and non-monetary damages including an accounting of FreedomRoads, LLC’s revenues, costs and profits in connection with each sale of goods made by the putative class members and the appointment of a receiver to receive, manage and distribute any funds disgorged from FreedomRoads, LLC as may be determined to have been wrongly acquired by FreedomRoads, LLC, and any other and further relief the court deems just and proper (“Class Action”).

On August 6, 2020, the Class Action was removed to the U.S. District Court for the Central District of California. On August 27, 2020, Woodings amended the Class Action to add a second plaintiff, Jodi Dormaier, representing a Washington subclass of all non-exempt FreedomRoads, LLC employees, in an amended lawsuit styled Kamela Woodings and Jodi Dormaier v. FreedomRoads, LLC (the “Amended Class Action”). The Amended Class Action alleged the following additional causes of action: Violation of Wash. Rev. Code §§ 49.46.090 and 49.46.090 (failure to pay minimum wage); Violation of Wash. Rev. Code § 49.46.130 (failure to pay overtime); Violation of Wash. Rev. Code §§ 49.12.020 (failure to provide meal breaks); Violation of Wash. Rev. Code §§ 49.12.020 (failure to provide rest breaks); Violation of Wash. Rev. Code §§ 49.48.010 (payment of wages upon termination); and Violation of Wash. Rev. Code §§ 49.52.050 (willful exemplary damages) seeking class certification, damages and restitution for all unpaid wages and other injuries to Woodings,

Dormeir, and the putative class, pre-judgment interest, declaratory judgment establishing a violation of California Labor Code, California Business and Professional Code §§ 17200, et seq., Revised Code of Washington and other laws of the States of California and Washington, and public policy, compensatory damages including lost wages, earnings, liquidated damages, and other employee benefits together with interest, restitution, recovery of all money, actual damages and all other sums of money owed to Woodings, Dormaier, and the putative class members, together with interest, an accounting of FreedomRoads, LLC’s revenues, costs, and profits in connection with each sale of goods and services made by Woodings, Dormaier, and the putative class, and reasonable attorneys’ fees and costs, and any other and further relief the court deems just and proper.

On January 18, 2021, the parties entered into a preliminary agreement to settle the Amended Class Action and the PAGA Complaint subject to the terms of a long-form settlement agreement to be executed by the parties and approval by the courts. As of December 31, 2020, the Company had a reserve totaling $4.0 million for estimated losses related to this matter.

No assurance can be made that these or similar suits will not result in a material financial exposure in excess of insurance coverage, which could have a material adverse effect upon the Company’s financial condition and results of operations.

From time to time, the Company is involved in other litigation arising in the normal course of business operations.

Employment Agreements

The Company has employment agreements with certain officers. The agreements include, among other things, an annual bonus based on adjusted earnings before interest, taxes, depreciation and amortization, and up to one year’s severance pay beyond termination date.

14. Related Party Transactions

Transactions with Directors, Equity Holders and Executive Officers

FR leases various retail locations from managers and officers. During 2020, 2019 and 2018, the related party lease expense for these locations was $2.0 million, $2.2 million and $1.9 million, respectively.

In January 2012, FR entered into a lease (the “Original Lease”) for the offices in Lincolnshire, Illinois, which was amended as of March 2013 (the “First Amendment”). The Original Lease base rent was $29,000 per month that was amended to $31,500 per month in March 2013 by virtue of the First Amendment and is subject to annual increases. As of November 1, 2019, by way of the Second Amendment to the Office Lease, (together with the Original Lease and the First Amendment, collectively, the “Office Lease”), the Company began leasing additional space for an additional monthly base rent of $5,200. The Company’s Chairman and Chief Executive Officer has personally guaranteed the Office Lease.

Other Transactions

Cumulus Media Inc. (“Cumulus Media”) has provided radio advertising for the Company through Cumulus Media’s subsidiary, Westwood One, Inc. Crestview Partners II GP, L.P., an affiliate of CVRV, was the beneficial owner of Cumulus Media’s Class A common stock until approximately June 6, 2018, according to Crestview Partners II GP, L.P.’s most recently filed Schedule 13D amendment with respect to the company. For the year ended December 31, 2018, the Company incurred Cumulus Media expenses of $0.3 million for the aforementioned advertising services. Cumulus Media was not a related party in the years ended December 31, 2019 and 2020.

The Company does business with certain companies in which Mr. Lemonis has a direct or indirect material interest. The Company purchased fixtures for interior store sets at the Company’s retail locations from Precise Graphix. Mr. Lemonis has a 67% economic interest in Precise Graphix. The Company incurred expenses from Precise Graphix of $0.3 million, $1.4 million and $5.6 million for the years ended December 31,

2020, 2019 and 2018, respectively. The Company purchased point of purchase and visual merchandise displays from JD Custom Design (“JD Custom”) for use in Camping World’s retail store operations. Mr. Lemonis is a holder of 52% of the combined voting power in JD Custom and the Company paid JD Custom $0, $0 and $0.4 million for the years ended December 31, 2020, 2019 and 2018, respectively.

The Company does business with certain companies in which Stephen Adams, a member of the Company’s board of directors, has a direct or indirect material interest. The Company from time to time purchases advertising services from Adams Radio of Fort Wayne LLC (“Adams Radio”), in which Mr. Adams has an indirect 90% interest. The Company paid Adams Radio $0 million, $0.2 million, and $0.2 million for the years ended December 31, 2020, 2019 and 2018, respectively.

The Company paid Kaplan, Strangis and Kaplan, P.A., of which Andris A. Baltins is a member, and a member of the Company’s board of directors, $0.2 million, $0.3 million and $0.3 million for the years ended December 31, 2020, 2019 and 2018, respectively, for legal services.

15. Acquisitions

In 2020 and 2019, subsidiaries of the Company acquired the assets or stock of multiple RV dealerships that constituted businesses under accounting rules. The Company used a combination of cash and floor plan financing to complete the acquisitions. The Company considers acquisitions of independent dealerships to be a fast and capital efficient alternative to opening new retail locations to expand its business and grow its customer base. Additionally, in October 2020, the RV and Outdoor Retail segment acquired the assets of an RV furniture distributor. The Company expects to benefit from synergies from this RV furniture distributor acquisition with its private label RV offerings, installation services, and retail offerings. The acquired businesses were recorded at their estimated fair values under the acquisition method of accounting. The balance of the purchase prices in excess of the fair values of net assets acquired were recorded as goodwill.

In 2019, the RV and Outdoor Retail segment acquired the assets of various RV dealerships comprised of five locations for an aggregate purchase price of approximately $48.4 million. The purchases were partially funded through $13.9 million of borrowings under the Floor Plan Facility revolving line of credit.

In 2020, the RV and Outdoor Retail segment acquired the assets of various RV dealerships comprised of nine locations for an aggregate purchase price of approximately $37.9 million plus real property of $53.1 million. The purchases were partially funded through $10.3 million of borrowings under the Floor Plan Facility revolving line of credit. Three of these acquired locations will open in 2021. Additionally, in October 2020, the RV and Outdoor Retail segment acquired the assets of an RV furniture distributor for $9.7 million in cash.

For the years ended December 31, 2020 and 2019, the Company purchased real property of $53.1 million and $31.6 million, respectively, of which $34.1 million and $2.9 million, respectively, was from parties related to the sellers of the businesses.

The estimated fair values of the assets acquired and liabilities assumed for the acquisitions of dealerships and the RV furniture distributor consist of the following:

	Year Ended December 31,
($ in thousands)	2020	2019
Tangible assets (liabilities) acquired (assumed):
Accounts receivable, net	$3,094	$—
Inventories, net	17,211	19,856
Prepaid expenses and other assets	643	95
Property and equipment, net	1,077	359
Operating lease assets	1,859	—
Finance lease asset	2,373	—
Accounts payable	(1,628)	(2)

	Year Ended December 31,
($ in thousands)	2020	2019
Accrued liabilities	(2,839)	(114)
Operating lease liabilities	(1,859)	—
Finance lease liabilities	(2,373)
Total tangible net assets acquired	17,558	20,194
Intangible assets acquired:
Trademarks and trade names	725	—
Supplier and customer relationships	3,107	—
Total intangible assets acquired	3,832	—
Goodwill	26,182	28,224
Purchase price	47,572	48,418
Cash and cash equivalents acquired	—	—
Cash paid for acquisitions, net of cash acquired	47,572	48,418
Inventory purchases financed via floor plan	(10,350)	(13,854)
Cash payment net of floor plan financing	$37,222	$34,564

The fair values above are preliminary relating to the year ended December 31, 2020 as they are subject to measurement period adjustments for up to one year from the date of acquisition as new information is obtained about facts and circumstances that existed as of the acquisition date relating to the valuation of the acquired assets, primarily the acquired inventories. The primary items that generated the goodwill are the value of the expected synergies between the acquired businesses and the Company and the acquired assembled workforce, neither of which qualify for recognition as a separately identified intangible asset. For the years ended December 31, 2020 and 2019, acquired goodwill of $26.2 million and $28.2 million is expected to be deductible for tax purposes. Included in the years ended December 31, 2020 and 2019 consolidated financial results were $10.1 million and $44.6 million of revenue, respectively, and $0.5 million of pre-tax loss and $0.3 million of pre-tax income, respectively, of the acquired dealerships from the applicable acquisition dates. Pro forma information on these acquisitions has not been included, because the Company has deemed them to not be individually or cumulatively material.

16. Statements of Cash Flows

Supplemental disclosures of cash flow information for the following periods (in thousands):

	Year Ended
	December 31,	December 31,	December 31,
	2020	2019	2018
Cash paid during the period for:
Interest	$72,458	$105,776	$94,591
Income taxes	52,938	5,900	17,683
Non-cash investing activities:
Derecognized property and equipment for leases that qualified as operating leases after completion of construction	—	—	(4,628)
Leasehold improvements paid by lessor	37	21,749	27,022
Vehicles transferred to property and equipment from inventory	70	827	919
Derecognition of non-tenant improvements	—	—	8,134
Capital expenditures in accounts payable and accrued liabilities	3,738	3,158	8,441
Non-cash financing activities:
Par value of Class A common stock issued in exchange for common units in CWGS, LLC	48	—	3
Par value of Class A common stock issued for vested restricted stock units	3	4	3
Par value of Class A common stock repurchased for withholding taxes on vested RSUs	—	(1)	(1)

17. Benefit Plan

The Freedom Roads 401(k) Defined Contribution Plan (“FreedomRewards 401(k) Plan”) is qualified under Sections 401(a) and 401(k) of the Internal Revenue Service Code of 1986, as amended. Effective January 1, 2012, the GSE 401(k) Plan was merged with the FreedomRewards 401(k) Plan. Effective January 1, 2007, Camping World elected to begin participating in the FreedomRewards 401(k) Plan. All employees over age 18, including the executive officers, are eligible to participate in the Freedom Rewards 401(k) Plan. Any favorable vesting was grandfathered for any affected participants pursuant to FreedomRewards 401(k) Plan Amendment No. 3 signed December 15, 2011, and effective January 1, 2012. Non-highly compensated employees may defer up to 75% of their eligible compensation up to the Internal Revenue Service limits. Highly compensated employees may defer up to 15% of their eligible compensation up to the Internal Revenue Service limits. There were no contributions to the FreedomRewards 401(k) Plan in 2020, 2019 or 2018.

18. Stockholders’ Equity

CWGS, LLC Ownership

CWH is the sole managing member of CWGS, LLC and, although CWH has a minority economic interest in CWGS, LLC of 47.4%, 42.0%, and 41.9% as of December 31, 2020, 2019, and 2018, respectively, CWH has the sole voting power in, and controls the management of, CWGS, LLC. The remaining 52.6%, 58.0%, and 58.1% of CWGS, LLC as of December 31, 2020, 2019, and 2018, respectively, was held by the “Continuing Equity Owners,” whom the Company defines as collectively, ML Acquisition Company, a Delaware limited liability company, indirectly owned by each of Stephen Adams and the Company’s Chairman and Chief Executive Officer, Marcus Lemonis ("ML Acquisition”), funds controlled by Crestview Partners II GP, L.P. and, collectively, the Company’s named executive officers (excluding Marcus Lemonis), Andris A. Baltins and K. Dillon Schickli, who are members of the Company’s board of directors, and certain other current and former non-executive employees and former directors, in each case, who held profit units in CWGS, LLC pursuant to CWGS, LLC’s equity incentive plan that was in existence prior to the Company’s IPO and who received common units of CWGS, LLC in exchange for their profit units in connection with the reorganization transactions at the time of the IPO (collectively, the “Former Profit Unit Holders”) and each of their permitted transferees that own common units in CWGS, LLC and who may redeem at each of their options their common units for, at the

Company’s election (determined solely by the Company’s independent directors (within the meaning of the rules of the New York Stock Exchange) who are disinterested), cash or newly issued shares of the Company’s Class A common stock. Accordingly, the Company consolidated the financial results of CWGS, LLC and reported a non-controlling interest in its consolidated financial statements. In accordance with the CWGS LLC Agreement, CWGS, LLC has made cash distributions to all common unit holders of CWGS, LLC in an amount sufficient for 1) CWH to pay its regular quarterly cash dividend to holders of its Class A common stock and 2) the common unit holders of CWGS, LLC to pay their income tax obligation on their allocated portion of CWGS, LLC income at the highest tax rate for all common unit holders of CWGS, LLC. The payment of these cash distributions by CWGS, LLC to Continuing Equity Owners are recorded as distributions to holders of CWGS, LLC common units in the accompanying Consolidated Statements of Stockholders’ Deficit and Consolidated Statements of Cash Flows. The payment of these cash distributions by CWGS, LLC to CWH are within the consolidated group and, therefore, are not included in the distributions to holders of CWGS LLC common units in the accompanying Consolidated Statements of Stockholders’ Deficit and Consolidated Statements of Cash Flows.

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

Stock Repurchase Program

On October 30, 2020, the Company’s Board of Directors authorized a stock repurchase program for the repurchase of up to $100.0 million of the Company’s Class A common stock, expiring on October 31, 2022. Repurchases under the program are subject to any applicable limitations on the availability of funds to be distributed to the Company by CWGS, LLC to fund repurchases and may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases to be determined at the Company’s discretion, depending on market conditions and corporate needs. Open market repurchases will be structured to occur in accordance with applicable federal securities laws, including within the pricing and volume requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The Company may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of its shares under this authorization. This program does not obligate the Company to acquire any particular amount of Class A common stock and the program may be extended, modified, suspended or discontinued at any time at the Board’s discretion. The Company expects to fund the repurchases using cash on hand.

During the year ended December 31, 2020, the Company repurchased 811,223 shares of Class A common stock under this program for approximately $21.5 million, including commissions paid, at a weighted average price per share of $26.53, which is recorded as treasury stock on the consolidated balance sheets. Class A common stock held as treasury stock is not considered outstanding. During the year ended December 31, 2020, the Company reissued 238,776 shares of Class A common stock from treasury stock to settle the exercises of stock options and vesting of restricted stock units. As of December 31, 2020, the remaining approved amount for repurchases of Class A common stock under the share repurchase program was approximately $78.5 million.

19. Non-Controlling Interests

As described in Note 18 — Stockholders’ Equity, CWH is the sole managing member of CWGS, LLC and, as a result, consolidates the financial results of CWGS, LLC. The Company reports a non-controlling interest representing the common units of CWGS, LLC held by Continuing Equity Owners. Changes in CWH’s ownership interest in CWGS, LLC while CWH retains its controlling interest in CWGS, LLC will be accounted for as equity transactions. As such, future redemptions or direct exchanges of common units of CWGS, LLC by the Continuing Equity Owners will result in a change in ownership and reduce or increase the amount recorded as non-controlling interest and increase or decrease additional paid-in capital when CWGS, LLC has positive or negative net assets, respectively. At December 31, 2020 and 2019, CWGS, LLC had negative net assets, which resulted in negative non-controlling interest amounts on the consolidated balance sheets. At the end of each period, the Company will record a non-controlling interest adjustment to additional paid-in capital such that the non-controlling interest on the consolidated balance sheet is equal to the non-controlling interest’s ownership share of the underlying CWGS, LLC net assets (see the consolidated statement of stockholders’ deficit).

As of December 31, 2020 and December 31, 2019, there were 89,043,176 and 89,158,273 common units of CWGS, LLC interests outstanding, respectively, of which CWH owned 42,226,389 and 37,488,989 common units of CWGS, LLC, respectively, representing 47.4% and 42.0% ownership interest in CWGS, LLC., respectively, and the Continuing Equity Owners owned 46,816,787 and 51,669,284 common units of CWGS, LLC, respectively, representing 52.6% and 58.0% ownership interests in CWGS, LLC, respectively.

During the year ended December 31, 2020, the funds controlled by Crestview Partners II GP, L.P. redeemed 4.7 million common units of CWGS, LLC in exchange for 4.7 million shares of the Company’s Class A common stock, which also resulted in the cancellation of 4.7 million shares of the Company’s Class B common stock that was previously held by the funds controlled by Crestview Partners II GP, L.P. During the year ended December 31, 2018, the ML Related Parties redeemed 0.1 million common units of CWGS, LLC in exchange for 0.1 million shares of the Company’s Class A common stock, which also resulted in the cancellation of 0.1 million shares of the Company’s Class B common stock that was previously held by the ML Related Parties.

The following table summarizes the effects of changes in ownership in CWGS, LLC on the Company’s equity:

	Year Ended December 31,
($ in thousands)	2020	2019	2018
Net income (loss) attributable to Camping World Holdings, Inc.	$122,345	$(60,591)	$10,398
Transfers to non-controlling interests:
Decrease in additional paid-in capital as a result of the purchase of common units from CWGS, LLC with proceeds from the exercise of stock options	(2,602)	—	(86)
(Decrease) increase in additional paid-in capital as a result of the vesting of restricted stock units	(6,398)	736	881
Decrease in additional paid-in capital as a result of repurchases of Class A common stock for withholding taxes on vested RSUs	(1,910)	(1,477)	(1,364)
Increase in additional paid-in capital as a result of repurchases of Class A common stock for treasury stock	11,616	—	—
Increase (decrease) in additional paid-in capital as a result of the redemption of common units of CWGS, LLC	25,565	(478)	4,536
Change from net income (loss) attributable to Camping World Holdings, Inc. and transfers to non-controlling interests	$148,616	$(61,810)	$14,365

20. Equity-based Compensation Plans

The following table summarizes the equity-based compensation that has been included in the following line items within the consolidated statements of operations during:

	Year Ended December 31,
($ in thousands)	2020	2019	2018
Equity-based compensation expense:
Costs applicable to revenue	$903	$847	$820
Selling, general, and administrative	19,758	12,298	13,268
Total equity-based compensation expense	$20,661	$13,145	$14,088
Total income tax benefit recognized related to equity-based compensation	$2,176	$1,275	$1,350

2016 Incentive Award Plan

In October 2016, the Company adopted the 2016 Incentive Award Plan (the “2016 Plan”) under which the Company may grant up to 14,693,518 stock options, restricted stock units, and other types of equity-based awards to employees, consultants or non-employee directors of the Company. The Company does not intend to use cash to settle any of its equity-based awards. Upon the exercise of a stock option award, the vesting of a restricted stock unit or the award of common stock or restricted stock, shares of Class A common stock are issued from authorized but unissued shares or from shares held in treasury. Stock options and restricted stock units granted to employees generally vest in equal annual installments over a three to five-year period and are canceled upon termination of employment. Stock options are granted with an exercise price equal to the fair market value of the Company’s Class A common stock on the date of grant. Stock option grants expire after ten years unless canceled earlier due to termination of employment. Restricted stock units granted to non-employee directors vest in equal annual installments over a one-year or three-year period subject to voluntary deferral elections made prior to the grant.

The Company did not grant any stock options during the years ended December 31, 2020, 2019, or 2018. A summary of stock option activity for the year ended December 31, 2020 is as follows:

	Stock Options	Weighted Average	Intrinsic Value	Contractual Life
	(in thousands)	Exercise Price	(in thousands)	(years)
Outstanding at December 31, 2019	745	$21.86
Exercised	(213)	$21.73
Forfeited	(62)	$22.00
Outstanding at December 31, 2020	470	$21.90	$1,950	5.7
Options exercisable at December 31, 2020	470	$21.90	$1,950	5.7

At December 31, 2020, all stock options were fully vested. There were no exercises of stock options during the year ended December 31, 2019. The intrinsic value of stock options exercised was $2.3 million and $0.1 million for the years ended December 31, 2020 and 2018, respectively. The actual tax benefit for the tax deductions from the exercise of stock options was $0.3 million and not significant for the years ended December 31, 2020 and 2018, respectively.

A summary of restricted stock unit activity for the year ended December 31, 2020 is as follows:

	Restricted	Weighted Average
	Stock Units	Grant Date
	(in thousands)	Fair Value
Outstanding at December 31, 2019	1,806	$19.68
Granted	2,520	$32.54
Vested	(661)	$20.83
Forfeited	(273)	$24.40
Outstanding at December 31, 2020	3,392	$28.87

The weighted-average grant date fair value of restricted stock units granted during the years ended December 31, 2020, 2019 and 2018 was $32.54, $11.17, and $25.73, respectively. At December 31, 2020, the intrinsic value of unvested restricted stock units was $88.4 million. At December 31, 2020, total unrecognized compensation cost related to unvested restricted stock units was $87.5 million and is expected to be recognized over a weighted-average period of 3.9 years.

The fair value of restricted stock units that vested during the years ended December 31, 2020, 2019, and 2018 was $16.7 million, $11.8 million, and $5.6 million, respectively. The actual tax benefit for the tax deductions from the vesting of restricted stock units was $2.1 million, $0.7 million, and $0.7 million for the years ended December 31, 2020, 2019, and 2018, respectively. The restricted stock units that vested were typically net share settled such that the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld were based on the value of the restricted stock units on their respective vesting dates as determined by the Company’s closing stock price. Total payments for the employees’ tax obligations to taxing authorities are reflected as a financing activity within the Consolidated Statements of Cash Flows. These net share settlements had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company.

In June 2020, the Company entered into a consulting agreement with Melvin Flanigan that became effective after his resignation as the Company’s Chief Financial Officer and Secretary on June 30, 2020. Prior to Mr. Flanigan’s resignation from his employment with the Company, he was previously granted awards of (a) 62,500 restricted stock units (“RSU”) on January 21, 2019 (the “First Award”), and (b) 60,000 RSUs on November 12, 2019 (the “Second Award”) pursuant to the Company’s 2016 Incentive Award Plan. The consulting agreement provided, among other things, that (i) the remaining unvested 41,667 RSUs held by Mr. Flanigan pursuant to the First Award would vest on January 1, 2021, provided that the consulting agreement had not been terminated prior to December 31, 2020, and (ii) 20,000 unvested RSUs held by Mr. Flanigan pursuant to the Second Award that were scheduled to vest on November 15, 2020 would vest on such date, provided that the Consulting Agreement had not been terminated prior to such date. This modification resulted in an incremental equity-based compensation charge of $1.3 million relating to the modified RSUs, which was recorded between June 2020 and December 31, 2020.

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

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

	Year Ended December 31,
(In thousands except per share amounts)	2020	2019	2018
Numerator:
Net income (loss)	$344,215	$(120,301)	$65,581
Less: net (income) loss attributable to non-controlling interests	(221,870)	59,710	(55,183)
Net income (loss) attributable to Camping World Holdings, Inc. — basic and diluted	122,345	(60,591)	10,398
Add: reallocation of net income attributable to non-controlling interests from the assumed dilutive effect of stock options and RSUs	1,304	(71)	—
Add: reallocation of net income attributable to non-controlling interests from the assumed exchange of common units of CWGS, LLC for Class A common stock	—	—	14,240
Net income (loss) attributable to Camping World Holdings, Inc. — diluted	$123,649	$(60,662)	$24,638
Denominator:
Weighted-average shares of Class A common stock outstanding — basic and diluted	39,383	37,310	36,985
Dilutive options to purchase Class A common stock	79	—	78
Dilutive restricted stock units	547	40	83
Dilutive common units of CWGS, LLC that are convertible into Class A common stock	—	—	51,732
Weighted-average shares of Class A common stock outstanding — diluted	40,009	37,350	88,878

Earnings (loss) per share of Class A common stock — basic	$3.11	$(1.62)	$0.28
Earnings (loss) per share of Class A common stock — diluted	$3.09	$(1.62)	$0.28

Weighted-average anti-dilutive securities excluded from the computation of diluted earnings per share of Class A common stock:
Stock options to purchase Class A common stock	361	795	681
Restricted stock units	1,349	1,179	1,037
Common units of CWGS, LLC that are convertible into Class A common stock	49,916	51,670	—

Shares of the Company’s Class B common stock and Class C common stock do not share in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B common stock or Class C common stock under the two-class method has not been presented.

22. Segment Information

The Company has the following two reportable segments: (i) Good Sam Services and Plans, and (ii) RV and Outdoor Retail (see Note 1 – Summary of Significant Accounting Policies – Description of the Business for a discussion of the primary revenue generating activities of each segment).

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

Reportable segment revenue, segment income, floor plan interest expense, depreciation and amortization, other interest expense, net, total assets, and capital expenditures are as follows:

	Year Ended December 31, 2020
	Good Sam	RV and
	Services	Outdoor	Intersegment
($ in thousands)	and Plans	Retail	Eliminations	Total
Revenue:
Good Sam services and plans	$182,758	$—	$(1,781)	$180,977
New vehicles	—	2,829,296	(5,985)	2,823,311
Used vehicles	—	987,389	(2,536)	984,853
Products, service and other	—	950,247	(1,357)	948,890
Finance and insurance, net	—	474,196	(9,935)	464,261
Good Sam Club	—	44,299	—	44,299
Total consolidated revenue	$182,758	$5,285,427	$(21,594)	$5,446,591

	Year Ended December 31, 2019
	Good Sam	RV and
	Services	Outdoor	Intersegment
($ in thousands)	and Plans	Retail	Eliminations	Total
Revenue:
Good Sam services and plans	$181,526	$—	$(1,988)	$179,538
New vehicles	—	2,375,477	(5,156)	2,370,321
Used vehicles	—	860,032	(2,404)	857,628
Products, service and other	—	1,036,439	(1,862)	1,034,577
Finance and insurance, net	—	411,035	(9,733)	401,302
Good Sam Club	—	48,653	—	48,653
Total consolidated revenue	$181,526	$4,731,636	$(21,143)	$4,892,019

	Year Ended December 31, 2018
	Good Sam	RV and
	Services	Outdoor	Intersegment
($ in thousands)	and Plans	Retail	Eliminations	Total
Revenue:
Good Sam services and plans	$174,641	$—	$(1,981)	$172,660
New vehicles	—	2,517,978	(5,124)	2,512,854
Used vehicles	—	734,108	(2,091)	732,017
Products, service and other	—	951,814	(2,431)	949,383
Finance and insurance, net	—	394,214	(10,503)	383,711
Good Sam Club	—	41,392	—	41,392
Total consolidated revenue	$174,641	$4,639,506	$(22,130)	$4,792,017

	Year Ended December 31,
($ in thousands)	2020	2019	2018
Segment income (loss):(1)
Good Sam Services and Plans	$88,288	$83,635	$81,138
RV and Outdoor Retail	429,950	(42,609)	138,085
Total segment income	518,238	41,026	219,223
Corporate & other	(9,751)	(12,455)	(6,821)
Depreciation and amortization	(51,981)	(59,932)	(49,322)
Other interest expense, net	(54,689)	(69,363)	(63,329)
Tax Receivable Agreement liability adjustment	141	10,005	(1,324)
Loss and expense on debt restructure	—	—	(2,056)
Income (loss) before income taxes	$401,958	$(90,719)	$96,371

(1)	Segment income is defined as income from operations before depreciation and amortization plus floor plan interest expense. The Company has recast certain prior period amounts to conform to the two segments presented in 2019.

	Year Ended December 31,
($ in thousands)	2020	2019	2018
Depreciation and amortization:
Good Sam Services and Plans	$3,474	$4,304	$3,328
RV and Outdoor Retail	48,507	55,628	45,406
Subtotal	51,981	59,932	48,734
Corporate & other	—	—	588
Total depreciation and amortization	$51,981	$59,932	$49,322

	Year Ended December 31,
($ in thousands)	2020	2019	2018
Other interest expense, net:
Good Sam Services and Plans	$5	$(1)	$4
RV and Outdoor Retail	8,081	8,941	8,073
Subtotal	8,086	8,940	8,077
Corporate & other	46,603	60,423	55,252
Total other interest expense, net	$54,689	$69,363	$63,329

	As of December 31,
($ in thousands)	2020	2019	2018
Assets:
Good Sam Services and Plans	$140,825	$138,360	$146,012
RV and Outdoor Retail	2,881,637	3,047,652	2,467,519
Subtotal	3,022,462	3,186,012	2,613,531
Corporate & other	233,969	190,228	193,156
Total assets	$3,256,431	$3,376,240	$2,806,687

	Year Ended December 31,
($ in thousands)	2020	2019	2018
Capital expenditures:
Good Sam Services and Plans	$2,553	$2,952	$2,477
RV and Outdoor Retail	82,243	85,405	251,882
Subtotal	84,796	88,357	254,359
Corporate and other	127	(1)	—
Total capital expenditures	$84,923	$88,356	$254,359

23. Quarterly Financial Information (Unaudited)

The three months ended December 31, 2020, June 30, 2020 and March 31, 2020 reflect long-lived asset impairments of $6.6 million, $4.4 million, and $1.4 million, respectively, and the three months ended December 31, 2020, September 30, 2020, June 30, 2020 and March 31, 2020 reflect restructuring charges of $6.3 million, $4.6 million, $3.7 million and $3.0 million, respectively, relating to the 2019 Strategic Shift as described in Note 5 — Restructuring and Long-lived Asset Impairment. The three months ended December 31, 2019 and September 30, 2019, reflect long-lived asset impairments of approximately $16.3 million and $50.0 million, respectively, and restructuring charges of $19.5 million and $27.7 million, respectively, relating to the 2019 Strategic Shift as described in Note 5 — Restructuring and Long-lived Asset Impairment.

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
($ in thousands)	2020	2020	2020	2020	2019	2019	2019	2019
Revenue	$1,133,820	$1,678,753	$1,606,745	$1,027,273	$964,931	$1,387,972	$1,474,347	$1,064,769
Income (loss) from operations	66,497	193,093	203,340	13,265	(66,132)	(32,307)	90,304	16,882
Net income (loss)	40,338	154,784	163,222	(14,129)	(80,854)	(65,263)	52,623	(26,807)
Net income (loss) attributable to Camping World Holdings, Inc.	14,378	58,050	58,077	(8,160)	(28,521)	(30,692)	18,017	(19,395)
Earnings (loss) per share of Class A common stock:
Basic	$0.34	1.46	1.54	(0.22)	$(0.76)	(0.82)	0.48	(0.52)
Diluted	$0.34	1.44	1.54	(0.22)	$(0.89)	(0.82)	0.46	(0.52)

(1)

Schedule I: Condensed Financial Information of Registrant

Camping World Holdings, Inc.

Condensed Balance Sheets

(Parent Company Only)

(In Thousands Except Share Amounts)

	December 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$37,355	$44,991
Prepaid income taxes and other	4,073	1,388
Total current assets	41,428	46,379

Deferred tax asset	163,759	127,689
Investment in subsidiaries	(32,479)	(91,879)
Total assets	$172,708	$82,189

Liabilities and stockholders' equity
Current liabilities:
Current portion of liabilities under Tax Receivable Agreement	$8,089	$6,563
Total current liabilities	8,089	6,563

Liabilities under Tax Receivable Agreement, net of current portion	137,845	108,228
Total liabilities	145,934	114,791

Commitments and contingencies	—	—

Stockholders' equity (deficit):
Preferred stock, par value $0.01 per share – 20,000,000 shares authorized; none issued and outstanding as of December 31, 2020 and December 31, 2019	—	—
Class A common stock, par value $0.01 per share – 250,000,000 shares authorized; 43,083,008 issued and 42,226,389 outstanding as of December 31, 2020 and 37,701,584 issued and 37,488,989 outstanding as of December 31, 2019	428	375
Class B common stock, par value $0.0001 per share – 75,000,000 shares authorized; 69,066,445 issued as of December 31, 2020 and December 31, 2019; and 45,999,132 and 50,706,629 outstanding as of December 31, 2020 and December 31, 2019	5	5
Class C common stock, par value $0.0001 per share – one share authorized, issued and outstanding as of December 31, 2020 and December 31, 2019	—	—
Additional paid-in capital	63,342	50,152
Treasury stock, at cost; 572,447 and 0 shares as of December 31, 2020 and December 31, 2019	(15,187)	—
Retained deficit	(21,814)	(83,134)
Total stockholders' equity (deficit)	26,774	(32,602)
Total liabilities and stockholders' equity	$172,708	$82,189

See accompanying Notes to Condensed Financial Information

Schedule I: Condensed Financial Information of Registrant (continued)

Camping World Holdings, Inc.

Condensed Statements of Operations

(Parent Company Only)

(In Thousands)

	Year Ended December 31,
	2020	2019	2018
Revenue:
Intercompany revenue	$9,660	$11,642	$7,066
Total revenue	9,660	11,642	7,066

Operating expenses:
Selling, general, and administrative	9,660	11,642	7,066
Total operating expenses	9,660	11,642	7,066

Loss from operations	—	—	—

Other interest expense, net	103	—	(15)
Tax Receivable Agreement liability adjustment	141	10,005	(1,324)
Equity in net income (loss) of subsidiaries	173,618	(43,317)	39,266

Income (loss) before income taxes	173,862	(33,312)	37,927
Income tax expense	(51,517)	(27,279)	(27,529)
Net income (loss)	$122,345	$(60,591)	$10,398

See accompanying Notes to Condensed Financial Information

Schedule I: Condensed Financial Information of Registrant (continued)

Camping World Holdings, Inc.

Condensed Statements of Cash Flows

(Parent Company Only)

(In Thousands)

	For the Year Ended December 31,
	2020	2019	2018
Operating activities
Net income (loss)	$122,345	$(60,591)	$10,398

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Equity in net (loss) income of subsidiaries	(173,618)	43,317	(39,266)
Deferred tax expense	6,534	14,981	10,908
Tax Receivable Agreement liability adjustment	(141)	(10,005)	1,324
Change in assets and liabilities, net of acquisitions:
Intercompany receivables	—	2,518	(2,518)
Prepaid income taxes and other assets	(2,685)	7,671	1,464
Accounts payable and other accrued liabilities	—	—	(44)
Payment pursuant to Tax Receivable Agreement	(6,563)	(9,425)	(8,914)
Net cash used in operating activities	(54,128)	(11,534)	(26,648)

Investing activities
Purchases of LLC Interest from CWGS, LLC	(4,635)	—	(271)
Return of LLC Interest to CWGS, LLC for funding of treasury stock purchases	21,522	—	—
Distributions received from CWGS, LLC	107,517	47,866	65,940
Net cash provided by investing activities	124,404	47,866	65,669

Financing activities
Dividends paid to Class A common stockholders	(61,025)	(22,878)	(22,697)
Proceeds from exercise of stock options	4,635	—	153
Repurchases of Class A common stock to treasury	(21,522)	—	—
Disgorgement of short-swing profits by Section 16 officer	—	—	557
Net cash used in financing activities	(77,912)	(22,878)	(21,987)

(Decrease) increase in cash and cash equivalents	(7,636)	13,454	17,034
Cash and cash equivalents at beginning of year	44,991	31,537	14,503
Cash and cash equivalents at end of the year	$37,355	$44,991	$31,537

See accompanying Notes to Condensed Financial Information

Schedule I: Condensed Financial Information of Registrant (continued)

Camping World Holdings, Inc.

Notes to Condensed Financial Information

(Parent Company Only)

December 31, 2020

1. Organization

Camping World Holdings, Inc. (the “Parent Company”) was formed on March 8, 2016 as a Delaware corporation and is a holding company with no direct operations. The Parent Company's assets consist primarily of cash and cash equivalents, its equity interest in CWGS Enterprises, LLC ("CWGS, LLC”), and certain deferred tax assets.

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

Certain intercompany balances presented in these condensed Parent Company financial statements are eliminated in the consolidated financial statements. For the years ended December 31, 2020, 2019, and 2018, the full amounts of intercompany revenue and equity in net income of subsidiaries in the accompanying Parent Company Statements of Operations were eliminated in consolidation. No intercompany receivable was owed to the Parent Company by CWGS, LLC at December 31, 2020 and 2019. Related party amounts that were not eliminated in the consolidated financial statements include the Parent Company's liabilities under the tax receivable agreement, which totaled $145.9 million and $114.8 million as of December 31, 2020 and 2019, respectively.

3. Commitments and Contingencies

The Parent Company is party to a tax receivable agreement with certain holders of common units in CWGS, LLC (the "Continuing Equity Owners") that provides for the payment by the Parent Company to the Continuing Equity Owners of 85% of the amount of any tax benefits that the Parent Company actually realizes, or in some cases are deemed to realize, as a result of certain transactions. See Note 11 to the consolidated financial statements for more information regarding the Parent Company's tax receivable agreement. As described in Note 11 to the consolidated financial statements, amounts payable under the tax receivable agreement are contingent upon, among other things, (i) generation of future taxable income of Camping World Holdings, Inc. over the term of the tax receivable agreement and (ii) future changes in tax laws. As of December 31, 2020 and 2019, liabilities under the tax receivable agreement totaled $145.9 million and $114.8 million, respectively.

See Note 13 to the consolidated financial statements for information regarding pending and threatened litigation. Pursuant to the LLC Agreement, the Parent Company receives reimbursements for all costs associated with being a public company, which includes costs of litigation.

4. Stock Repurchase Program

During the year ended December 31, 2020, the Parent Company repurchased 811,223 shares of Class A common stock under this program for approximately $21.5 million, including commissions paid, at a weighted average price per share of $26.53, which is recorded as treasury stock on the Parent Company’s balance sheet. This $21.5 million was concurrently funded by CWGS, LLC in exchange for the return of 811,223 common units in CWGS, LLC, which reduced the Parent Company’s ownership interest in CWGS, LLC. Class A common stock held as treasury stock is not considered outstanding. During the year ended December 31, 2020, the Parent Company reissued 238,776 shares of Class A common stock from treasury stock to settle the exercises of stock options and vesting of restricted stock units. See Note 18 to the consolidated financial statements for a further discussion of the stock repurchase program.

5. Statements of Cash Flows

Supplemental disclosures of cash flow information are as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2020	2019	2018
Cash paid during the period for:
Interest	$—	$—	$15
Income taxes	47,668	4,235	14,421
Non-cash financing activities:
Par value of Class A common stock issued in exchange for common units in CWGS, LLC	48	—	3
Par value of Class A common stock issued for vested restricted stock units	3	4	3
Par value of Class A common stock repurchased for withholding taxes on vested RSUs	—	(1)	(1)

Schedule II: Valuation and Qualifying Accounts

	Balance at	Additions	Charged	Charges	Balance
	Beginning	Charged to	to Other	Utilized	at End
(In Thousands)	of Period	Expense (1)	Accounts (2)	(Write-offs)	of Period
Accounts receivable allowance (3):
Year ended December 31, 2020	$3,717	1,068	$(142)	$(1,250)	$3,393
Year ended December 31, 2019	4,729	(20)	$278	$(1,270)	3,717
Year ended December 31, 2018 (4)	8,659	2,444	(5,278)	(1,096)	4,729

(1)	Additions to allowance for doubtful accounts are charged to expense.
(2)	Additions to cancellations/returns allowances are credited against revenue.
(3)	Accounts receivable allowance includes the allowance for doubtful accounts and the allowance for cancellations /returns.
(4)	As a result of the adoption of ASC 606 on January 1, 2018, certain of the Company’s revenue streams are recorded as variable consideration and would no longer be considered to have an allowance for cancellations/returns (see Note 2 — Revenue in Part II, Item 8 of this Form 10-K). This resulted in a charge to other accounts of $5.5 million for the year ended December 31, 2018.

	Balance at	Additions	Charged	Charges	Balance
	Beginning	Charged to	to Other	Utilized	at End
(In Thousands)	of Period	Expense	Accounts (1)	(Write-offs)	of Period
Noncurrent other assets allowance:
Year ended December 31, 2020	$2,753	$—	$—	$(2,753)	$—
Year ended December 31, 2019	—	2,753	—	—	2,753
Year ended December 31, 2018 (2)	7,187	—	(7,187)	—	—
(1)	Additions to cancellations /returns allowances are credited against revenue.
(2)	As a result of the adoption of ASC 606 on January 1, 2018, certain of the Company’s revenue streams are recorded as variable consideration and would no longer be considered to have an allowance for cancellations/returns (see Note 2 — Revenue in Part II, Item 8 of this Form 10-K). This resulted in a charge to other accounts of $7.2 million for the year ended December 31, 2018.

		Tax Valuation	Tax Valuation
		Allowance	Allowance
	Balance at	Charged to	Credited to	Charged	Balance
	Beginning	Income Tax	Income Tax	to Other	at End
(In Thousands)	of Period	Provision	Provision	Accounts (1)	of Period
Valuation allowance for deferred tax assets:
Year ended December 31, 2020	$266,452	$19,058	$—	$10,436	$295,946
Year ended December 31, 2019	180,983	85,903	(434)	—	266,452
Year ended December 31, 2018	132,468	43,175	—	5,340	180,983
(1)	Amounts charged to additional paid-in capital relating to the outside basis in the investment in CWGS, LLC.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the "Exchange Act,") as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2020.

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

Our management has excluded from its assessment of internal control over financial reporting at December 31, 2020 the internal control over financial reporting of several of our recently acquired businesses in 2020, comprised of nine dealerships and an RV furniture distributor (the “Excluded Acquisitions”). The Excluded Acquisitions constituted $35.7 million and $17.5 million of total assets and net assets, respectively, as of December 31, 2020, and $10.1 million and $0.5 million of revenues and net loss, respectively, for the year then ended.

Based on our assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

Our internal control over financial reporting as of December 31, 2020, has been audited by Deloitte & Touche LLP, the independent registered public accounting firm who has also audited our consolidated financial statements, as stated in their report which is included on page 147.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2020, we completed the process of incorporating the internal controls for the businesses we acquired in 2019, comprised of three dealerships (the “2019 Excluded Acquisitions”), into our internal control over financial reporting and extending our Section 404 compliance program under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations under such Act to include the 2019 Excluded Acquisitions.

Except as otherwise described above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control performed during the fiscal quarter ended December 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Camping World Holdings, Inc. and subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Camping World Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated February 26, 2021, expressed an unqualified opinion on those financial statements.

As described in Management's Annual Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at the Company's recently acquired businesses in 2020, comprised of nine dealerships and an RV furniture distributor (the "Excluded Acquisitions"), and whose financial statements constitute $35.7 million and $17.5 million of total assets and net assets, respectively, as of December 31, 2020, and $10.1 million and $0.5 million of revenues and net loss, respectively, for the year then ended. Accordingly, our audit did not include the internal control over financial reporting at the Excluded Acquisitions.

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

February 26, 2021

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

The information concerning our executive officers and directors in response to this item is contained above in part under the caption “Information About Our Executive Officers and Directors” at the end of Part I of this Form 10-K. Other Information required by this item will be included under the captions “Proposal 1: Election of Directors”, “Corporate Governance”, “Committees of the Board”, and, if applicable, “Delinquent Section 16(a) Reports” in our Proxy Statement for our 2021 Annual Meeting of Shareholders and, upon filing, is incorporated herein by reference.

ITEM 11. Executive Compensation

The information required by this item will be included under the captions “Executive Compensation”, ”Director Compensation”, “Compensation Committee Report”, and “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement for our 2021 Annual Meeting of Shareholders and, upon filing, is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information about our compensation plans under which our Class A common stock is authorized for issuance, as of December 31, 2020:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuances under equity compensation plans
Equity compensation plans approved by security holders (1)	3,862,117	$21.90	9,122,201
Equity compensation plans not approved by security holders	—	—	—
Total	3,862,117	$21.90	9,122,201

(1)	Includes awards granted and available to be granted under our 2016 Incentive Award Plan.

Other information required by this item with respect to security ownership of certain beneficial owners and management will be included under the caption “Security Ownership of Certain Beneficial Owners and

Management” and “Equity Compensation Plan Information” in our Proxy Statement for our 2021 Annual Meeting of Shareholders and, upon filing, is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included under the captions “Certain Relationships and Related Person Transactions” and “Corporate Governance—Director Independence” in our Proxy Statement for our 2021 Annual Meeting of Shareholders and, upon filing, is incorporated herein by reference.

ITEM 14. Principal Accountant Fees and Services

The information required by this item will be included under the caption “Independent Registered Public Accounting Firm Fees and Other Matters” in our Proxy Statement for our 2021 Annual Meeting of Shareholders and, upon filing, is incorporated herein by reference.

PART IV

ITEM 15. Exhibits, Financial Statements and Schedules

(a)(1) Financial Statements.

See the table of contents under “Item 8. Financial Statements and Supplementary Data” in Part II of this Form 10-K above for the list of financial statements filed as part of this report.

(a)(2) Financial Statement Schedules.

Schedule I: Condensed Financial Information of Registrant	139
Schedule II: Valuation and Qualifying Accounts	144

All other schedules have been omitted because they are not required or because the required information is given in the Consolidated Financial Statements or Notes thereto set forth above under “Item 8. Financial Statements and Supplementary Data” in Part II of this Form 10-K, beginning on page 89.

(a)(3) Exhibits.

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Camping World Holdings, Inc.	10-Q	001-37908	3.1	11/10/16
3.2	Amended and Restated Bylaws of Camping World Holdings, Inc.	10-Q	001-37908	3.2	11/10/16
4.1	Specimen Stock Certificate evidencing the shares of Class A common stock	S-1/A	333-211977	4.1	9/13/16
4.2	Description of Capital Stock	10-K	001-37908	4.2	2/28/20
10.1	Tax Receivable Agreement, dated October 6, 2016	10-K	001-37908	10.1	3/13/17
10.2	Voting Agreement, dated October 6, 2016	10-K	001-37908	10.2	3/13/17
10.3	Amended and Restated LLC Agreement of CWGS Enterprises, LLC, dated October 6, 2016	10-K	001-37908	10.3	3/13/17
10.4	Registration Rights Agreement, dated October 6, 2016	10-K	001-37908	10.4	3/13/17
10.5	Seventh Amended and Restated Credit Agreement, dated December 12, 2017, among FreedomRoads, LLC, as the company and a borrower, certain subsidiaries of FreedomRoads, LLC, as subsidiary borrowers, Bank of America, N.A., as administrative agent and letter of credit issuer, and the other lenders party thereto.	8-K	001-37908	10.1	12/22/17

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.6	First Amendment to Seventh Amended and Restated Credit Agreement dated December 4, 2018 by and among FreedomRoads, LLC, as borrower, the lenders party thereto and Bank of America, N.A. as administrative agent	8-K	001-37908	10.1	12/4/2018
10.7	Second Amendment to Seventh Amended and Restated Credit Agreement dated October 8, 2019 by and among FreedomRoads, LLC as borrower, the lenders party thereto, and Bank of America, N.A. as administrative agent	8-K	001-37908	10.1	10/10/2019
10.8	Third Amendment to Seventh Amended and Restated Credit Agreement dated May 12, 2020 by and among FreedomRoads, LLC as borrower, the lenders party thereto, and Bank of America, N.A. as administrative agent	8-K	001-37908	10.1	5/18/2020
#10.9	Employment Agreement, dated June 10, 2016, by and between CWGS Enterprises, LLC, Camping World Holdings, Inc. and Marcus A. Lemonis	S-1/A	333-211977	10.12	9/20/16
#10.10	Employment Agreement, dated January 1, 2010, by and between FreedomRoads, LLC, CWI, Inc. and Brent Moody	S-1/A	333-211977	10.18	9/20/16
#10.11	First Amendment to Employment Agreement, dated January 1, 2011, by and between FreedomRoads, LLC, CWI, Inc. and Brent Moody	S-1/A	333-211977	10.19	9/20/16
#10.12	Employment Agreement, dated June 10, 2016, by and between CWGS Enterprises, LLC, Camping World Holdings, Inc. and Brent Moody	S-1/A	333-211977	10.20	9/20/16
#10.13	First Amendment to Employment Agreement, by and between the Company and Brent Moody, dated March 25, 2020.	8-K	001-37908	10.1	3/25/2020
#10.14	Camping World Holdings, Inc. 2016 Incentive Award Plan	S-8	333-214040	4.4	10/11/16
#10.15	Camping World Holdings, Inc. 2016 Senior Executive Bonus Plan	10-K	001-37908	10.19	3/13/17
#10.16	Camping World Holdings, Inc. Non-Employee Director Compensation Policy	10-Q	001-37908	10.1	5/10/19
#10.17	Camping World Holdings, Inc. Director Stock Ownership Policy	10-K	001-37908	10.21	3/13/17
#10.18	Camping World Holdings, Inc. Executive Stock Ownership Policy	10-K	001-37908	10.22	3/13/17
#10.19	Form of Employee Stock Option Agreement	S-1/A	333-211977	10.28	9/20/16

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
#10.20	Form of Employee Restricted Stock Unit Agreement	10-Q	001-37908	10.2	8/10/17
#10.21	Form of Director Restricted Stock Unit Agreement	10-Q	001-37908	10.3	8/10/17
#10.22	Form of Indemnification Agreement	S-1/A	333-211977	10.31	9/26/16
10.23	Credit Agreement, dated November 8, 2016, by and among CWGS Enterprises, LLC, as holdings, CWGS Group, LLC, as borrower, certain of CWGS Enterprises, LLC's existing and future domestic subsidiaries as subsidiary guarantors, the lenders party thereto and Goldman Sachs Bank USA, as administrative agent	10-Q	001-37908	10.3	11/10/16
10.24	First Amendment to Credit Agreement, dated March 17, 2017, by and among CWGS Enterprises, LLC, as holdings, CWGS Group, LLC, as borrower, certain of CWGS Enterprises, LLC's existing and future domestic subsidiaries as subsidiary guarantors, the lenders party thereto and Goldman Sachs Bank USA, as administrative agent	8-K	001-37908	10.1	3/17/17
10.25	Second Amendment to Credit Agreement, dated October 6, 2017, by and among CWGS Enterprises, LLC, as holdings, CWGS Group, LLC, as borrower, the lenders party thereto and Goldman Sachs Bank USA, as administrative agent	8-K	001-37908	10.1	10/10/17
10.26	Third Amendment to Credit Agreement dated March 28, 2018, by and among CWGS Enterprises, LLC, as holdings, GWGS Group, LLC, as borrower, the lenders party thereto and Goldman Sachs Bank USA, as administrative agent	8-K	001-37908	10.1	3/29/18
10.27	Fourth Amendment to Credit Agreement, dated September 27, 2018, by and among CWGS Enterprises, LLC, as holdings, CWGS Group, LLC, as borrower, the lenders party thereto and Goldman Sachs Bank US, as administrative agent	8-K	001-37908	10.1	9/28/18
10.28	Loan and Security Agreement, dated as of November 2, 2018 between Camping World Property, Inc., a Delaware corporation, as borrower, the other loan parties party thereto and CIBC Bank USA, as lender	10-Q	001-37908	10.2	11/7/18
#10.29	Employment Agreement, by and between Camping World Holdings, Inc. and Melvin Flanigan, dated January 1, 2019	10-K	001-37908	10.34	3/15/19

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
#10.30	Amendment to Employment Agreement dated November 8, 2019 by and between Camping World Holdings, Inc. and Melvin Flanigan	10-Q	001-37908	10.2	11/12/19
#10.31	Employment Agreement, by and between Camping World Holdings, Inc. and Tamara Ward dated December 19, 2019	8-K	001-37908	10.1	12/19/19
#10.32	Employment Agreement with Karin L. Bell, dated July 1, 2020	10-Q	001-37908	10.2	8/6/20
21.1	List of Subsidiaries of Camping World Holdings, Inc.					*
23.1	Consent of Independent Registered Public Accounting Firm					*
24.1	Power of Attorney					*
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer					*
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer					*
32.1	Section 1350 Certification of Chief Executive Officer					**
32.2	Section 1350 Certification of Chief Financial Officer					**
101.INS	Inline XBRL Instance Document – the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document					***
101.SCH	Inline XBRL Taxonomy Extension Schema Document					***
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					***
101.DEF	Inline XBRL Extension Definition Linkbase Document					***
101.LAB	Inline XBRL Taxonomy Label Linkbase Document					***
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					***
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					***

*	Filed herewith
**	Furnished herewith

***	Submitted electronically herewith
#	Indicates management contract or compensatory plan

ITEM 16. Form 10-K Summary

None

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ch 5
Camping World Holdings, Inc.

Date: February 26, 2021	By:	/s/ MARCUS A. LEMONIS
Marcus A. Lemonis Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities set forth opposite to their names and on the dates indicated.

Signature		Title	Date

/s/ MARCUS A. LEMONIS		Chairman, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2021
Marcus A. Lemonis

/s/ KARIN L. BELL		Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 26, 2021
Karin L. Bell

*		Director
Stephen Adams

*		Director
Andris A. Baltins

*		Director
Brian P. Cassidy

*		Director
Mary J. George

*		Director
Michael W. Malone

*		President, Camping World Holdings, Inc. and Director
Brent L. Moody

*		Director
K. Dillon Schickli

*By:	/s/ MARCUS A. LEMONIS		February 26, 2021
Marcus A. Lemonis Attorney-in-fact