Form 10-Q
period 2021-03-31
Camping World Holdings, Inc.
filed 2021-05-05
CIK 1669779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

As of May 3, 2021, the registrant had 45,852,641 shares of Class A common stock, 42,718,201 shares of Class B common stock and one share of Class C common stock outstanding.

Camping World Holdings, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended March 31, 2021

BASIS OF PRESENTATION

As used in this Quarterly Report on Form 10-Q (this “Form 10-Q”), unless the context otherwise requires, references to:

●	“we,” “us,” “our,” “CWH,” the “Company,” “Camping World” and similar references refer to Camping World Holdings, Inc., and, unless otherwise stated, all of its subsidiaries, including CWGS Enterprises, LLC, which we refer to as “CWGS, LLC” and, unless otherwise stated, all of its subsidiaries.
●	“Annual Report” refers to our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission (“SEC”) on February 26, 2021.
●	“Continuing Equity Owners” refers collectively to ML Acquisition, funds controlled by Crestview Partners II GP, L.P. and the Former Profit Unit Holders and each of their permitted transferees that continue to own common units in CWGS, LLC after the initial public offering (“IPO”) of our stock and the related reorganization transactions (each as discussed in Note 1 – Summary of Significant Accounting Policies to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q) and who may redeem at each of their options their common units for, at our election (determined solely by our independent directors within the meaning of the rules of the New York Stock Exchange who are disinterested), cash or newly issued shares of our Class A common stock.
●	“Crestview” refers to Crestview Advisors, L.L.C., a registered investment adviser to private equity funds, including funds affiliated with Crestview Partners II GP, L.P.
●	“CWGS LLC Agreement” refers to CWGS, LLC’s amended and restated limited liability company agreement, as amended to date.
●	“Former Profit Unit Holders” refers collectively to Brent L. Moody, Karin L. Bell, and Tamara R. Ward, who are named executive officers; Andris A. Baltins and K. Dillon Schickli, who are members of our board of directors; and certain other current and former executive and non-executive employees and former directors, in each case, who held existing common units in CWGS, LLC pursuant to CWGS, LLC’s equity incentive plan that was in existence prior to our IPO and who received common units of CWGS, LLC in exchange for their profit units in connection with our IPO.
●	“ML Acquisition” refers to ML Acquisition Company, LLC, a Delaware limited liability company, indirectly owned by each of Stephen Adams and our Chairman and Chief Executive Officer, Marcus A. Lemonis.
●	“Tax Receivable Agreement” refers to the tax receivable agreement that the Company entered into with CWGS, LLC, each of the Continuing Equity Owners and Crestview Partners II GP, L.P. in connection with the Company’s IPO.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts contained in this Form 10-Q may be forward-looking statements. Statements regarding our future results of operations and financial position; the impact of the novel coronavirus (“COVID-19”) pandemic on our business, results of operations and financial position; business strategy and plans and objectives of management for future operations; the timeline for and benefits of our 2019 Strategic Shift (as defined below); expected new retail location openings and closures, including greenfield locations and acquired locations; our sources of liquidity and capital and any potential need for additional financing or refinancing, retirement or exchange of outstanding debt; our stock repurchase program; future capital expenditures and debt service obligations; expectations regarding industry trends and consumer behavior and growth; our ability to capture positive industry trends and pursue growth; expectations regarding our pending litigation, and our plans related to dividend payments, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘expects,’’ ‘‘plans,’’ ‘‘anticipates,’’ ‘‘could,’’ ‘‘intends,’’ ‘‘targets,’’ ‘‘projects,’’ ‘‘contemplates,’’ ‘‘believes,’’ ‘‘estimates,’’ ‘‘predicts,’’ ‘‘potential’’ or ‘‘continue’’ or the negative of these terms or other similar expressions. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including, but not limited to, the following:

●	risks related to the COVID-19 pandemic and related impacts on our business;
●	our ability to execute and achieve the expected benefits of our 2019 Strategic Shift and costs and impairment charges incurred in connection with the 2019 Strategic Shift may be materially higher than expected or anticipated;
●	the availability of financing to us and our customers;
●	fuel shortages, or high prices for fuel;
●	the well-being, as well as the continued popularity and reputation for quality, of our manufacturers;
●	trends in the RV industry;
●	general economic conditions in our markets, and ongoing economic and financial uncertainties;
●	changes in consumer preferences or our failure to gauge those preferences;
●	competition in the market for services, protection plans, products and resources targeting the RV lifestyle or RV enthusiast;
●	our expansion into new, unfamiliar markets, businesses, or product lines or categories, as well as delays in opening or acquiring new retail locations;
●	unforeseen expenses, difficulties, and delays frequently encountered in connection with expansion through acquisitions;
●	our failure to maintain the strength and value of our brands;
●	our ability to successfully order and manage our inventory to reflect consumer demand in a volatile market and anticipate changing consumer preferences and buying trends;

●	fluctuations in our same store revenue and whether such revenue will be a meaningful indicator of future performance;
●	the cyclical and seasonal nature of our business;
●	our ability to operate and expand our business and to respond to changing business and economic conditions, which depends on the availability of adequate capital;
●	the restrictive covenants imposed by our Senior Secured Credit Facilities and Floor Plan Facility;
●	our reliance on six fulfillment and distribution centers for our retail, RV furniture distribution, e-commerce and catalog businesses;
●	the impact of ongoing class action lawsuits against us and certain of our officers and directors, as well as any potential future class action litigation;
●	natural disasters, whether or not caused by climate change, unusual weather conditions, epidemic outbreaks, terrorist acts and political events;
●	our dependence on our relationships with third party providers of services, protection plans, products and resources and a disruption of these relationships or of these providers’ operations;
●	any delays, new or increased tariffs, increased cost or quality control deficiencies in the importation of our products manufactured abroad;
●	whether third party lending institutions and insurance companies will continue to provide financing for RV purchases;
●	our ability to retain senior executives and attract and retain other qualified employees;
●	risks associated with leasing substantial amounts of space, including our inability to maintain the leases for our retail locations or locate alternative sites for our stores in our target markets and on terms that are acceptable to us;
●	our business being subject to numerous federal, state and local regulations;
●	changes in government policies and firearms legislation;
●	our failure to comply with certain environmental regulations;
●	climate change legislation or regulations restricting emission of ‘‘greenhouse gases’’;
●	a failure in our e-commerce operations, security breaches and cybersecurity risks;
●	our inability to enforce our intellectual property rights and accusations of our infringement on the intellectual property rights of third parties;
●	our inability to maintain or upgrade our information technology systems or our inability to convert to alternate systems in an efficient and timely manner;
●	disruptions to our information technology systems or breaches of our network security;
●	risk of product liability claims if people or property are harmed by the products we sell and other litigation risks;

●	risks related to our pending litigation;
●	risks associated with our private brand offerings;
●	possibility of future asset impairment charges for goodwill, intangible assets or other long-lived assets;
●	potential litigation relating to products we sell as a result of recent acquisitions, including firearms and ammunitions;
●	Marcus Lemonis, through his beneficial ownership of our shares directly or indirectly held by ML Acquisition Company, LLC and ML RV Group, LLC, has substantial control over us including matters requiring approval by our stockholders;
●	the exemptions from certain corporate governance requirements that we qualify for, and rely on, due to the fact that we are a ‘‘controlled company’’ within the meaning of the New York Stock Exchange, or NYSE, listing requirements;
●	whether we are able to realize any tax benefits that may arise from our organizational structure and any redemptions or exchanges of CWGS Enterprises, LLC common units for cash or stock;
●	other risks relating to our organizational structure and to ownership of shares of our Class A common stock; and
●	the other factors set forth under ‘‘Risk Factors’’ in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2020 and in our other filings with the SEC.

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

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(In Thousands Except Share and Per Share Amounts)

	March 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$256,870	$166,072
Contracts in transit	165,751	48,175
Accounts receivable, net	89,142	83,422
Inventories	1,189,508	1,136,345
Prepaid expenses and other assets	51,082	60,211
Total current assets	1,752,353	1,494,225
Property and equipment, net	405,035	367,898
Operating lease assets	767,256	769,487
Deferred tax assets, net	213,180	165,708
Intangible assets, net	29,185	30,122
Goodwill	420,135	413,123
Other assets	16,016	15,868
Total assets	$3,603,160	$3,256,431
Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$245,261	$148,462
Accrued liabilities	185,788	137,688
Deferred revenues	88,006	88,213
Current portion of operating lease liabilities	63,007	62,405
Current portion of finance lease liabilities	2,585	2,240
Current portion of Tax Receivable Agreement liability	8,089	8,089
Current portion of long-term debt	12,174	12,174
Notes payable – floor plan, net	539,687	522,455
Other current liabilities	66,748	53,795
Total current liabilities	1,211,345	1,035,521
Operating lease liabilities, net of current portion	801,181	804,555
Finance lease liabilities, net of current portion	37,791	27,742
Tax Receivable Agreement liability, net of current portion	167,457	137,845
Revolving line of credit	20,885	20,885
Long-term debt, net of current portion	1,120,581	1,122,675
Deferred revenues	64,269	61,519
Other long-term liabilities	55,001	54,920
Total liabilities	3,478,510	3,265,662
Commitments and contingencies
Stockholders' equity (deficit):
Preferred stock, par value $0.01 per share – 20,000,000 shares authorized; none issued and outstanding as of March 31, 2021 and December 31, 2020	—	—
Class A common stock, par value $0.01 per share – 250,000,000 shares authorized; 46,112,336 issued and 45,388,998 outstanding as of March 31, 2021 and 43,083,008 issued and 42,226,389 outstanding as of December 31, 2020	458	428
Class B common stock, par value $0.0001 per share – 75,000,000 shares authorized; 69,066,445 issued as of March 31, 2021 and December 31, 2020; and 43,151,528 and 45,999,132 outstanding as of March 31, 2021 and December 31, 2020	4	5
Class C common stock, par value $0.0001 per share – one share authorized, issued and outstanding as of March 31, 2021 and December 31, 2020	—	—
Additional paid-in capital	69,209	63,342
Treasury stock, at cost; 439,166 and 572,447 shares as of March 31, 2021 and December 31, 2020	(11,651)	(15,187)
Retained earnings (deficit)	30,155	(21,814)
Total stockholders' equity attributable to Camping World Holdings, Inc.	88,175	26,774
Non-controlling interests	36,475	(36,005)
Total stockholders' equity (deficit)	124,650	(9,231)
Total liabilities and stockholders' equity (deficit)	$3,603,160	$3,256,431

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(In Thousands Except Per Share Amounts)

	Three Months Ended
	March 31,
	2021	2020
Revenue:
Good Sam Services and Plans	$40,871	$47,208
RV and Outdoor Retail
New vehicles	821,976	497,317
Used vehicles	294,257	206,665
Products, service and other	251,270	172,623
Finance and insurance, net	138,254	92,456
Good Sam Club	11,153	11,004
Subtotal	1,516,910	980,065
Total revenue	1,557,781	1,027,273
Costs applicable to revenue (exclusive of depreciation and amortization shown separately below):
Good Sam Services and Plans	14,424	21,859
RV and Outdoor Retail
New vehicles	643,680	426,442
Used vehicles	223,193	163,793
Products, service and other	154,146	110,269
Good Sam Club	1,844	2,247
Subtotal	1,022,863	702,751
Total costs applicable to revenue	1,037,287	724,610
Operating expenses:
Selling, general, and administrative	337,034	267,656
Depreciation and amortization	12,701	14,078
Long-lived asset impairment	546	6,569
Lease termination	1,756	584
(Gain) loss on disposal of assets	(99)	511
Total operating expenses	351,938	289,398
Income from operations	168,556	13,265
Other income (expense):
Floor plan interest expense	(3,390)	(8,604)
Other interest expense, net	(12,223)	(14,658)
Tax Receivable Agreement liability adjustment	(3,520)	—
Other income, net	45	—
Total other expense	(19,088)	(23,262)
Income (loss) before income taxes	149,468	(9,997)
Income tax expense	(2,043)	(4,132)
Net income (loss)	147,425	(14,129)
Less: net (income) loss attributable to non-controlling interests	(85,103)	5,969
Net income (loss) attributable to Camping World Holdings, Inc.	$62,322	$(8,160)

Earnings (loss) per share of Class A common stock:
Basic	$1.43	$(0.22)
Diluted	$1.40	$(0.22)
Weighted average shares of Class A common stock outstanding:
Basic	43,584	37,534
Diluted	90,238	37,534

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Stockholders' Equity (Deficit)

(In Thousands)

							Additional				Non-
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Paid-In	Treasury Stock		Retained	Controlling
	Shares	Amounts	Shares	Amounts	Shares	Amounts	Capital	Shares	Amounts	Earnings (Deficit)	Interest	Total
Balance at December 31, 2020	42,799	$428	45,999	$5	—	$—	$63,342	(572)	$(15,187)	$(21,814)	$(36,005)	$(9,231)
Equity-based compensation	—	—	—	—	—	—	6,109	—	—	—	—	6,109
Exercise of stock options	—	—	—	—	—	—	(417)	91	2,407	—	—	1,990
Non-controlling interest adjustment for capital contribution of proceeds from the exercise of stock options	—	—	—	—	—	—	(1,012)	—	—	—	1,012	—
Vesting of restricted stock units	—	—	—	—	—	—	(1,220)	49	1,318	—	(98)	—
Repurchases of Class A common stock for withholding taxes on vested RSUs	—	—	—	—	—	—	(25)	(7)	(189)	—	—	(214)
Redemption of LLC common units for Class A common stock	3,029	30	(2,848)	(1)	—	—	22,926	—	—	—	2,336	25,291
Distributions to holders of LLC common units	—	—	—	—	—	—	—	—	—	—	(16,926)	(16,926)
Dividends(1)	—	—	—	—	—	—	—	—	—	(10,353)	—	(10,353)
Establishment of liabilities under the Tax Receivable Agreement and related changes to deferred tax assets associated with that liability	—	—	—	—	—	—	(19,441)	—	—	—	—	(19,441)
Non-controlling interest adjustment	—	—	—	—	—	—	(1,053)	—	—	—	1,053	—
Net income	—	—	—	—	—	—	—	—	—	62,322	85,103	147,425
Balance at March 31, 2021	45,828	$458	43,151	$4	—	$—	$69,209	(439)	$(11,651)	$30,155	$36,475	$124,650

(1)The Company declared dividends per share of Class A common stock of $0.23 for the three months ended March 31, 2021.

							Additional				Non-
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Paid-In	Treasury Stock		Retained	Controlling
	Shares	Amounts	Shares	Amounts	Shares	Amounts	Capital	Shares	Amounts	Deficit	Interest	Total
Balance at December 31, 2019	37,489	$375	50,707	$5	—	—	$50,152	—	—	$(83,134)	$(126,634)	$(159,236)
Equity-based compensation	—	—	—	—	—	—	3,312	—	—	—	—	3,312
Vesting of restricted stock units	47	—	—	—	—	—	82	—	—	—	(82)	—
Repurchases of Class A common stock for withholding taxes on vested RSUs	(16)	—	—	—	—	—	(212)	—	—	—	—	(212)
Redemption of LLC common units for Class A common stock	20	—	—	—	—	—	4	—	—	—	49	53
Distributions to holders of LLC common units	—	—	—	—	—	—	—	—	—	—	(8,410)	(8,410)
Dividends(2)	—	—	—	—	—	—	—	—	—	(5,752)	—	(5,752)
Establishment of liabilities under the Tax Receivable Agreement and related changes to deferred tax assets associated with that liability	—	—	—	—	—	—	(44)	—	—	—	—	(44)
Non-controlling interest adjustment	—	—	—	—	—	—	(1,698)	—	—	—	1,698	—
Net loss	—	—	—	—	—	—	—	—	—	(8,160)	(5,969)	(14,129)
Balance at March 31, 2020	37,540	$375	50,707	$5	—	$—	$51,596	—	$—	$(97,046)	$(139,348)	$(184,418)

(2)The Company declared dividends per share of Class A common stock of $0.15 for the three months ended March 31, 2020.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(In Thousands)

	Three Months Ended March 31,
	2021	2020
Operating activities
Net income (loss)	$147,425	$(14,129)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	12,701	14,078
Equity-based compensation	6,109	3,312
Loss on lease termination	1,756	584
Long-lived asset impairment	546	6,569
(Gain) loss on disposal of assets	(99)	511
Provision for losses on accounts receivable	242	483
Non-cash lease expense	15,059	14,208
Accretion of original debt issuance discount	270	263
Non-cash interest	872	1,014
Deferred income taxes	(15,531)	2,031
Tax Receivable Agreement liability adjustment	3,520	—
Change in assets and liabilities, net of acquisitions:
Receivables and contracts in transit	(123,902)	(472)
Inventories	(50,169)	(80,799)
Prepaid expenses and other assets	9,037	5,678
Accounts payable and other accrued expenses	94,366	53,864
Deferred revenue	2,544	(5,070)
Operating lease liabilities	(17,192)	(18,415)
Other, net	278	1,101
Net cash provided by (used in) operating activities	87,832	(15,189)

Investing activities
Purchases of property and equipment	(14,906)	(8,668)
Proceeds from sale of property and equipment	213	212
Purchase of real property	(21,366)	—
Proceeds from the sale of real property	600	—
Purchases of businesses, net of cash acquired	(10,406)	—
Purchase of other investments	(350)	—
Net cash used in investing activities	$(46,215)	$(8,456)

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(In Thousands)

	Three Months Ended March 31,
	2021	2020

Financing activities
Payments on long-term debt	$(3,038)	$(3,534)
Net proceeds on notes payable – floor plan, net	78,139	3,438
Payments on finance leases	(401)	—
Dividends on Class A common stock	(10,353)	(5,752)
Proceeds from exercise of stock options	1,974	—
RSU shares withheld for tax	(214)	(212)
Distributions to holders of LLC common units	(16,926)	(8,410)
Net cash provided by (used in) financing activities	49,181	(14,470)

Increase (decrease) in cash and cash equivalents	90,798	(38,115)
Cash and cash equivalents at beginning of the period	166,072	147,521
Cash and cash equivalents at end of the period	$256,870	$109,406

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2021

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

The condensed consolidated financial statements as of and for the three months ended March 31, 2021 are unaudited. The condensed consolidated balance sheet as of December 31, 2020 has been derived from the audited financial statements at that date but does not include all of the disclosures required by GAAP. These interim condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 26, 2021. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.

CWH was formed on March 8, 2016 as a Delaware corporation for the purpose of facilitating an IPO and other related transactions in order to carry on the business of CWGS, LLC. CWGS, LLC was formed in March 2011 when it received, through contribution from its then parent company, all of the membership interests of Affinity Group Holding, LLC and FreedomRoads Holding Company, LLC (“FreedomRoads”). The IPO and related reorganization transactions that occurred on October 6, 2016 resulted in CWH as the sole managing member of CWGS, LLC, with CWH having sole voting power in and control of the management of CWGS, LLC (see Note 14 — Stockholders’ Equity). Despite its position as sole managing member of CWGS, LLC, CWH had a minority economic interest in CWGS, LLC through March 11, 2021. As of March 31, 2021 and December 31, 2020, CWH owned 50.9% and 47.4%, respectively, of CWGS, LLC. Accordingly, the Company consolidates the financial results of CWGS, LLC and reports a non-controlling interest in its condensed consolidated financial statements.

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

In conjunction with the stay-at-home and shelter-in-place restrictions enacted in many areas, the Company saw significant sequential declines in its overall customer traffic levels and its overall revenues from the mid-March to mid-to-late April 2020 timeframe. In the latter part of April, the Company began to see a significant improvement in its online web traffic levels and number of electronic leads, and in early May, the Company began to see improvements in its overall revenue levels. As the stay-at-home restrictions began to ease across certain areas of the country, the Company experienced significant acceleration in its in-store and online traffic, lead generation, and revenue trends in May 2020 continuing through the quarter ended March 31, 2021.

In order to offset the initially expected adverse impact of COVID-19 and better align expenses with reduced sales in the middle of March 2020 and early April 2020, the Company temporarily reduced salaries and hours throughout the business, including for its executive officers, and implemented headcount and other cost reductions. Most of these temporary salary reductions ended in May 2020 as the adverse impacts of the pandemic began to decline and the Company increased hours for certain employees and reinstated many positions from the initial headcount reductions as the demand for the Company’s products increased. The Company has also taken steps to add new private label lines, expand its relationships with smaller recreational vehicle (“RV”) manufacturers, and acquire used inventory to help manage risks in its supply chain.

Throughout the pandemic, the majority of the Company’s retail locations have continued to operate as essential businesses and the Company has continued to operate its e-commerce business. Annually, most of the Company’s consumer shows and events take place during the first quarter. As a consequence of COVID-19, the Company held no consumer shows in the first quarter of 2021 and held fewer consumer shows and events during 2020 than in 2019. Since March 2020, the Company has implemented preparedness plans to keep its employees and customers safe, which include social distancing, providing employees with face coverings and/or other protective clothing as required, implementing additional cleaning and sanitization routines, and work-from-home directives for a significant portion of the Company’s workforce.

Description of the Business

Camping World Holdings, Inc., together with its subsidiaries, is America’s largest retailer of RVs and related products and services. As noted above, CWGS, LLC is a holding company and operates through its subsidiaries. The Company has the following two reportable segments: (i) Good Sam Services and Plans and (ii) RV and Outdoor Retail. See Note 18 – Segments Information to the condensed consolidated financial statements for further information about the Company’s segments. Within the Good Sam Services and Plans segment, the Company primarily derives revenue from the sale of the following offerings: emergency roadside assistance plans; property and casualty insurance programs; travel assist programs; extended vehicle service contracts; vehicle financing and refinancing assistance; consumer shows and events; and consumer publications and directories. Within the RV and Outdoor Retail segment, the Company primarily derives revenue from the sale of new and used RVs; commissions on the finance and insurance contracts related to the sale of RVs; the sale of RV services and maintenance work; the sale of RV parts, accessories, and supplies; the sale of outdoor products, equipment, gear and supplies; business to business distribution of RV furniture; and the sale of Good Sam Club memberships and co-branded credit cards. The Company operates a national network of RV dealerships and service centers as well as a comprehensive e-commerce platform primarily under the Camping World and Gander RV & Outdoors brands, and markets its products and services primarily to RV and outdoor enthusiasts.

In 2019, the Company made a strategic decision to refocus its business around its core RV competencies, and on September 3, 2019, the board of directors approved a strategic plan to shift the business away from locations that did not have the ability or where it was not feasible to sell and/or service RVs (the “2019 Strategic Shift”) (see Note 4 – Restructuring and Long-lived Asset Impairment).

A summary of the retail store openings, closings, divestitures, conversions and number of locations from March 31, 2020 to March 31, 2021, are in the table below:

	RV	RV Service &	Other
	Dealerships	Retail Centers	Retail Stores	Total
Number of store locations as of March 31, 2020	157	10	1	168
Opened	13	—	—	13
Closed / divested	(3)	—	(1)	(4)
Temporarily closed(1)	(2)	—	—	(2)
Re-opened	—	—	1	1
Number of store locations as of March 31, 2021	165	10	1	176

(1)	These locations were temporarily closed for facility modification.

Reclassifications of Prior Period Amounts

Certain prior-period amounts have been reclassified to conform to the current period presentation. Specifically, the current and noncurrent portions of finance lease liabilities have been reclassified to be presented separately from current and noncurrent portions of long-term debt, respectively, in the accompanying condensed consolidated balance sheet as of December 31, 2020.

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

Recently Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). This standard reduces complexity by removing specific exceptions to general principles related to intraperiod tax allocations, ownership changes in foreign investments, and interim period income tax accounting for year-to-date losses that exceed anticipated losses. This standard also simplifies accounting for franchise taxes that are partially based on income, transactions with a government that result in a step up in the tax basis of goodwill, separate financial statements of legal entities that are not subject to tax, and enacted changes in tax laws in interim periods. The Company adopted ASU 2019-12 as of January 1, 2021 and the adoption did not materially impact its condensed consolidated financial statements.

2. Revenue

Contract Assets

As of March 31, 2021 and December 31, 2020, a contract asset of $10.3 million and $8.1 million, respectively, relating to RV service revenues was included in accounts receivable in the accompanying condensed consolidated balance sheets.

Deferred Revenues

As of March 31, 2021, the Company has unsatisfied performance obligations primarily relating to multi-year plans for its roadside assistance, Good Sam Club memberships, Coast to Coast memberships, the annual campground guide, and magazine publication revenue streams. The total unsatisfied performance obligation for these revenue streams at March 31, 2021 and the periods during which the Company expects to recognize the amounts as revenue are presented as follows (in thousands):

As of
March 31, 2021
2021	$73,967
2022	38,506
2023	19,951
2024	9,538
2025	5,175
Thereafter	5,138
Total	$152,275

3. Inventories and Floor Plan Payable

Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
Good Sam services and plans	$44	$109
New RVs	715,085	691,114
Used RVs	190,176	178,336
Products, parts, accessories and other	284,203	266,786
	$1,189,508	$1,136,345

New RV inventory, included in the RV and Outdoor Retail segment, is primarily financed by a floor plan credit agreement with a syndication of banks. The borrowings under the floor plan credit agreement are collateralized by substantially all of the assets of FreedomRoads, LLC (“FR”), a wholly-owned subsidiary of FreedomRoads, which operates the RV dealerships, and bear interest at one-month LIBOR plus 2.05% as of March 31, 2021 and December 31, 2020. LIBOR was 0.12% at March 31, 2021 and 0.15% as of December 31, 2020. The floor plan borrowings are tied to specific vehicles and principal is due upon the sale of the related vehicle or upon reaching certain aging criteria.

As of March 31, 2021 and December 31, 2020, FR maintained floor plan financing through the Seventh Amended and Restated Credit Agreement (“Floor Plan Facility”). The applicable borrowing rate margin on LIBOR and base rate loans ranges from 2.05% to 2.50% and 0.55% and 1.00%, respectively, based on the consolidated current ratio at FR. The Floor Plan Facility at March 31, 2021 allowed FR to borrow (a) up to $1.38 billion under a floor plan facility, (b) up to $15.0 million under a letter of credit facility and (c) up to a maximum amount outstanding of $45.0 million under the revolving line of credit, which maximum amount outstanding further decreases by $3.0 million on the last day of each fiscal quarter. The maturity date of the Floor Plan Facility is March 15, 2023.

On May 12, 2020, FR entered into a Third Amendment to the Seventh Amended and Restated Credit Agreement (“Third Amendment”) that provided FR with a one-time option to request a temporary four-month reduction of the minimum consolidated current ratio at any time during 2020 and the first seven days of 2021. FR did not exercise that option. Effective May 12, 2020 through July 31, 2020, FR was not allowed to draw further Revolving Credit Loans (as defined in the Floor Plan Facility).

The Floor Plan Facility includes a flooring line aggregate interest reduction (“FLAIR”) offset account that allows the Company to transfer cash as an offset to the payable under the Floor Plan Facility. These transfers reduce the amount of liability outstanding under the floor plan notes payable that would otherwise accrue interest, while retaining the ability to transfer amounts from the FLAIR offset account into the Company’s operating cash accounts. As a result of using the FLAIR offset account, the Company experiences a reduction in floor plan interest expense in its consolidated statements of operations. As of March 31, 2021 and December 31, 2020, FR had $136.6 million and $133.6 million, respectively, in the FLAIR offset account. The Third Amendment raised the maximum FLAIR percentage of outstanding floor plan borrowings from 20% to 30% for the period of May 12, 2020 through August 31, 2020 before returning to 20%.

Management has determined that the credit agreement governing the Floor Plan Facility includes subjective acceleration clauses, which could impact debt classification. Management has determined that no events have occurred at March 31, 2021 that would trigger a subjective acceleration clause. Additionally, the credit agreement governing the Floor Plan Facility contains certain financial covenants. FR was in compliance with all debt covenants at March 31, 2021 and December 31, 2020.

The following table details the outstanding amounts and available borrowings under the Floor Plan Facility as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31,	December 31,
	2021	2020
Floor Plan Facility
Notes payable - floor plan:
Total commitment	$1,379,750	$1,379,750
Less: borrowings, net	(539,687)	(522,455)
Less: flooring line aggregate interest reduction account	(136,609)	(133,639)
Additional borrowing capacity	703,454	723,656
Less: accounts payable for sold inventory	(89,886)	(28,980)
Less: purchase commitments	(67,249)	(39,121)
Unencumbered borrowing capacity	$546,319	$655,555

Revolving line of credit:	$45,000	$48,000
Less: borrowings	(20,885)	(20,885)
Additional borrowing capacity	$24,115	$27,115

Letters of credit:
Total commitment	$15,000	$15,000
Less: outstanding letters of credit	(11,732)	(11,732)
Additional letters of credit capacity	$3,268	$3,268

4. Restructuring and Long-lived Asset Impairment

Restructuring

On September 3, 2019, the board of directors of CWH approved a plan to strategically shift its business away from locations where the Company does not have the ability or where it is not feasible to sell and/or service RVs at a sufficient capacity (the “Outdoor Lifestyle Locations”). Of the Outdoor Lifestyle Locations in the RV and Outdoor Retail segment operating at September 3, 2019, the Company has closed or divested 39 Outdoor Lifestyle Locations, three distribution centers, and 20 specialty retail locations through March 31, 2021. One of the aforementioned closed distribution centers was reopened during the three months ended June 2020. As of December 31, 2020, the Company had completed the store closures and divestitures relating to the 2019 Strategic Shift. As part of the 2019 Strategic Shift, the Company evaluated the impact on its supporting infrastructure and operations, which included rationalizing inventory levels and composition, closing certain distribution centers, and realigning other resources. The Company had a reduction of headcount and labor costs for those locations that were closed or divested and the Company incurred material charges associated with the activities contemplated under the 2019 Strategic Shift.

The Company currently estimates the total restructuring costs associated with the 2019 Strategic Shift to be in the range of $92.6 million to $113.6 million. The breakdown of the estimated restructuring costs are as follows:

●	one-time employee termination benefits relating to retail store or distribution center closures/divestitures of $1.2 million, all of which has been incurred through December 31, 2020;
●	lease termination costs of $18.0 million to $36.0 million, of which $13.5 million has been incurred through March 31, 2021;

●	incremental inventory reserve charges of $42.4 million, all of which has been incurred through December 31, 2020; and
●	other associated costs of $31.0 million to $34.0 million, of which $24.2 million has been incurred through March 31, 2021.

Through March 31, 2021, the Company has incurred $24.2 million of such other associated costs primarily representing labor, lease, and other operating expenses incurred during the post-close wind-down period for the locations related to the 2019 Strategic Shift. The additional amount of $6.8 million to $9.8 million represents similar costs that may be incurred in the year ending December 31, 2021 for locations that continue in a wind-down period, primarily comprised of lease costs accounted for under ASC 842, Leases, prior to lease termination. The Company intends to negotiate terminations of these leases where prudent and pursue sublease arrangements for the remaining leases. Lease costs may continue to be incurred after December 31, 2021 on these leases if the Company is unable to terminate the leases under acceptable terms or offset the lease costs through sublease arrangements. The foregoing lease termination cost estimate represents the expected cash payments to terminate certain leases, but does not include the gain or loss from derecognition of the related operating lease assets and liabilities, which is dependent on the particular leases that will be terminated.

The following table details the costs incurred during the three months ended March 31, 2021 and 2020 associated with the 2019 Strategic Shift (in thousands):

	Three Months Ended
	March 31, 2021	March 31, 2020
Restructuring costs:
One-time termination benefits(1)	$—	$180
Lease termination costs(2)	1,431	589
Incremental inventory reserve charges(3)	—	486
Other associated costs(4)	3,067	5,616
Total restructuring costs	$4,498	$6,871

(1)	These costs incurred in the first three months 2020 were primarily included in costs applicable to revenues – products, service and other in the condensed consolidated statements of operations.
(2)	These costs were included in lease termination charges in the condensed consolidated statements of operations. This reflects termination fees paid, net of any gain from derecognition of the related operating lease assets and liabilities.
(3)	These costs were included in costs applicable to revenue – products, service and other in the condensed consolidated statements of operations.
(4)	Other associated costs primarily represent labor, lease, and other operating expenses incurred during the post-close wind-down period for the locations related to the 2019 Strategic Shift. For the three months ended March 31, 2021 and 2020, costs of approximately $0.0 million and $0.3 million were included in costs applicable to revenue – products, service and other and $3.1 million and $5.3 million were included in selling, general, and administrative expenses, respectively, in the condensed consolidated statements of operations.

The following table details changes in the restructuring accrual associated with the 2019 Strategic Shift (in thousands):

	One-time	Lease	Other
	Termination	Termination	Associated
	Benefits	Costs (1)	Costs	Total
Balance at June 30, 2019	$—	$—	$—	$—
Charged to expense	1,008	1,350	4,321	6,679
Paid or otherwise settled	(286)	(1,350)	(4,036)	(5,672)
Balance at December 31, 2019	722	—	285	1,007
Charged to expense	231	10,532	16,835	27,598
Paid or otherwise settled	(953)	(10,532)	(16,346)	(27,831)
Balance at December 31, 2020	—	—	774	774
Charged to expense	—	1,650	3,067	4,717
Paid or otherwise settled	—	(1,650)	(3,540)	(5,190)
Balance at March 31, 2021	$—	$—	$301	$301

(1)	Lease termination costs exclude the $1.3 million, $6.1 million and $0.2 million of gains from the derecognition of the operating lease assets and liabilities relating to the terminated leases as part of the 2019 Strategic Shift for the six months ended December 31, 2019, for the year ended December 31, 2020 and for the three months ended March 31, 2021, respectively.

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

During the three months ended March 31, 2021, the Company had indicators of impairment of the long-lived assets for certain operating lease right-of-use assets related to the 2019 Strategic Shift that had been partially impaired in a previous period. The Company recorded an additional impairment of $0.5 million on these operating lease right-of-use assets.

5. Goodwill and Intangible Assets

Goodwill

The following is a summary of changes in the Company’s goodwill by segment for the three months ended March 31, 2021 (in thousands):

	Good Sam
	Services and	RV and
	Plans	Outdoor Retail	Consolidated
Balance as of December 31, 2020 (excluding impairment charges)	$70,713	$584,247	$654,960
Accumulated impairment charges	(46,884)	(194,953)	(241,837)
Balance as of December 31, 2020	23,829	389,294	413,123
Acquisitions	—	7,012	7,012
Balance as of March 31, 2021	$23,829	$396,306	$420,135

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

During the three months ended March 31, 2020, the Company determined that a triggering event for an interim goodwill impairment test of its RV and Outdoor Retail reporting unit had occurred as a result of the decline in the market price of the Company’s Class A common stock and the potential impact of COVID-19 on the Company’s business. As a result of the interim goodwill impairment test, the Company determined that the fair value of the RV and Outdoor Retail reporting unit was substantially above its respective carrying amount, therefore, no goodwill impairment was recorded. For the three months ended March 31, 2021, the Company determined that there were no triggering events for an interim goodwill impairment test of its reporting units.

Intangible Assets

Finite-lived intangible assets and related accumulated amortization consisted of the following at March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021
	Cost or	Accumulated
	Fair Value	Amortization	Net
Good Sam Services and Plans:
Membership and customer lists	$9,140	$(8,639)	$501
RV and Outdoor Retail:
Customer lists and domain names	3,476	(2,022)	1,454
Supplier lists	1,696	(170)	1,526
Trademarks and trade names	29,564	(7,173)	22,391
Websites	6,140	(2,827)	3,313
	$50,016	$(20,831)	$29,185

	December 31, 2020
	Cost or	Accumulated
	Fair Value	Amortization	Net
Good Sam Services and Plans:
Membership and customer lists	$9,140	$(8,568)	$572
RV and Outdoor Retail:
Supplier lists	3,476	(1,930)	1,546
Customer lists and domain names	1,696	(85)	1,611
Trademarks and trade names	29,564	(6,681)	22,883
Websites	6,140	(2,630)	3,510
	$50,016	$(19,894)	$30,122

6. Long-Term Debt

Outstanding long-term debt consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
Term Loan Facility (1)	$1,128,334	$1,130,356
Real Estate Facility (2)	4,421	4,493
Subtotal	1,132,755	1,134,849
Less: current portion	(12,174)	(12,174)
Total	$1,120,581	$1,122,675

(1)	Net of $3.0 million and $3.2 million of original issue discount at March 31, 2021 and December 31, 2020, respectively, and $7.3 million and $7.9 million of finance costs at March 31, 2021 and December 31, 2020, respectively.
(2)	Finance costs at March 31, 2021 and December 31, 2020 were not significant.

Senior Secured Credit Facilities

As of March 31, 2021 and December 31, 2020, CWGS Group, LLC (the “Borrower”), a wholly-owned subsidiary of CWGS, LLC, was party to a credit agreement (as amended from time to time, the “Credit Agreement”) for a senior secured credit facility (the “Senior Secured Credit Facilities”). The Senior Secured Credit Facilities consist of a $1.19 billion term loan facility (the “Term Loan Facility”) and a $35.0 million revolving credit facility (the “Revolving Credit Facility”).

The funds available under the Revolving Credit Facility may be utilized for borrowings or letters of credit; however, a maximum of $15.0 million may be allocated to such letters of credit. The Revolving Credit Facility matures on November 8, 2021, and the Term Loan Facility matures on November 8, 2023. The Term Loan Facility requires mandatory principal payments in equal quarterly installments of $3.0 million. Additionally, the Company is required to prepay the term loan borrowings in an aggregate amount up to 50% of excess cash flow, as defined in the Credit Agreement, for such fiscal year depending on the Total Leverage Ratio. The Company was not required to make an additional excess cash flow payment relating to 2020 and does not expect that an additional excess cash flow payment will be required relating to 2021.

As of March 31, 2021, the average interest rate on the Term Loan Facility was 3.53%. The following table details the outstanding amounts and available borrowings under the Senior Secured Credit Facilities as of (in thousands):

	March 31,	December 31,
	2021	2020
Senior Secured Credit Facilities:
Term Loan Facility:
Principal amount of borrowings	$1,195,000	$1,195,000
Less: cumulative principal payments	(56,432)	(53,459)
Less: unamortized original issue discount	(2,970)	(3,241)
Less: finance costs	(7,264)	(7,944)
	1,128,334	1,130,356
Less: current portion	(11,891)	(11,891)
Long-term debt, net of current portion	$1,116,443	$1,118,465
Revolving Credit Facility:
Total commitment	$35,000	$35,000
Less: outstanding letters of credit	(5,930)	(5,930)
Additional borrowing capacity	$29,070	$29,070

The Senior Secured Credit Facilities are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by each of the Company’s existing and future domestic restricted subsidiaries with the exception of FreedomRoads Intermediate Holdco, LLC, the direct parent of FR, and FR, and its subsidiaries. The Credit Agreement contains certain restrictive covenants pertaining to, but not limited to, mergers, changes in the nature of the business, acquisitions, additional indebtedness, sales of assets, investments, and the prepayment of dividends subject to certain limitations and minimum operating covenants. Additionally, management has determined that the Senior Secured Credit Facilities include subjective acceleration clauses, which could impact debt classification. Management has determined that no events have occurred at March 31, 2021 that would trigger a subjective acceleration clause.

The Credit Agreement requires the Borrower and its subsidiaries to comply on a quarterly basis with a maximum Total Leverage Ratio (as defined in the Credit Agreement), which covenant is in effect only if, as of the end of each calendar quarter, the aggregate amount of borrowings under the revolving credit facility (including swingline loans), letters of credit and unreimbursed letter of credit disbursements outstanding at such time (minus the lesser of (a) $5.0 million and (b) letters of credit outstanding) is greater than 30% of the aggregate amount of the Revolving Lenders’ Revolving Commitments (minus the lesser of (a) $5.0 million and (b) letters of credit outstanding), as defined in the Credit Agreement. As of March 31, 2021, the Company was not subject to this covenant as borrowings under the Revolving Credit Facility did not exceed the 30% threshold. The Company was in compliance with all applicable debt covenants at March 31, 2021 and December 31, 2020.

Real Estate Facility

As of March 31, 2021 and December 31, 2020, Camping World Property, Inc. (the ‘‘Real Estate Borrower’’), an indirect wholly-owned subsidiary of CWGS, LLC, and CIBC Bank USA (“Lender”), were party to a loan and security agreement for a real estate credit facility with an aggregate maximum principal capacity of $21.5 million (“Real Estate Facility”). Borrowings under the Real Estate Facility are guaranteed by CWGS Group, LLC, a wholly-owned subsidiary of CWGS, LLC. The Real Estate Facility may be used to finance the acquisition of real estate assets. The Real Estate Facility is secured by first priority security interest on the real estate assets acquired with the proceeds of the Real Estate Facility (“Real Estate Facility Properties”). The Real Estate Facility matures on October 31, 2023.

As of March 31, 2021, a principal balance of $4.4 million was outstanding under the Real Estate Facility, and the interest rate was 2.98% with a commitment fee of 0.50% of the aggregate unused principal amount of the Real Estate Facility. As of March 31, 2021, the Company had no available capacity under the Real Estate Facility.

Management has determined that the credit agreement governing the Real Estate Facility includes subjective acceleration clauses, which could impact debt classification. Management has determined that no events have occurred at March 31, 2021 that would trigger a subjective acceleration clause. Additionally, the Real Estate Facility is subject to certain cross default provisions, a debt service coverage ratio, and other customary covenants. The Company was in compliance with all debt covenants at March 31, 2021 and December 31, 2020.

7. Lease Obligations

The following presents certain information related to the costs for leases (in thousands):

	Three Months Ended March 31,
	2021	2020
Operating lease cost	$29,159	$31,000
Finance lease cost:
Amortization of finance lease assets	928	—
Interest on finance lease liabilities	491	—
Short-term lease cost	485	489
Variable lease cost	5,974	5,028
Sublease income	(466)	(412)
Net lease costs	$36,571	$36,105

As of March 31, 2021 and December 31, 2020, finance lease assets of $38.9 million and $29.8 million, respectively, were included in property and equipment, net in the accompanying condensed consolidated balance sheets.

The following presents supplemental cash flow information related to leases (in thousands):

	Three Months Ended March 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$29,533	$30,737
Operating cash flows for finance leases	467	—
Financing cash flows for finance leases	401	—
Lease assets obtained in exchange for lease liabilities:
New, remeasured, and terminated operating leases	13,370	18,804
New finance leases	10,102	—

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

There have been no transfers of assets or liabilities between the fair value measurement levels and there were no material re-measurements to fair value during 2021 and 2020 of assets and liabilities that are not measured at fair value on a recurring basis.

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

	Fair Value	March 31, 2021		December 31, 2020
($ in thousands)	Measurement	Carrying Value	Fair Value	Carrying Value	Fair Value
Term Loan Facility	Level 2	$1,128,334	$1,137,885	$1,130,356	$1,132,979
Floor Plan Facility Revolving Line of Credit	Level 2	20,885	21,152	20,885	20,791
Real Estate Facility	Level 2	4,421	4,576	4,493	4,600

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

On April 17, 2019, a shareholder derivative suit styled Lincolnshire Police Pension Fund v. Camping World Holdings, Inc., et al., was filed in the Court of Chancery of the State of Delaware, alleging breaches of fiduciary duty for alleged failure to implement effective disclosure controls and internal controls over financial reporting and to properly oversee certain acquisitions and for alleged insider trading and unjust enrichment for compensation received during that time (the “LPPF Complaint”). The LPPF Complaint names the Company as nominal defendant, and names certain of the Company’s officers and directors, among others, as defendants and seeks compensatory damages, extraordinary equitable and/or injunctive relief, restitution and disgorgement, attorneys’ fees and costs, and any other and further relief the court deems just and proper. On May 30, 2019, the Court granted the parties’ joint motion to consolidate the Hunnewell and LPPF Complaints (as well as any future filed actions relating to the subject matter) and stay the newly consolidated action pending the resolution of defendants’ motion to dismiss in the Ronge action. Following the Ronge court’s approval of settlement and entry of a final judgment and order dismissing the Ronge action with prejudice, on August 31, 2020, the parties filed a stipulation and proposed order designating the LPPF Complaint as the operative complaint in the consolidated action, and setting forth a schedule for defendants to respond to that Complaint, which the Court granted. On October 30, 2020, the Company, along with the other defendants, moved to dismiss this action. On December 30, 2020, the Court granted the parties’ stipulated schedule for Plaintiffs to file an amended complaint. On January 7, 2021, Plaintiffs filed an Amended Complaint, alleging substantially same claims and seeking the same relief. On March 8, 2021, the Company, along with the other defendants, moved to dismiss the Amended Complaint. Plaintiffs’ response to Defendants’ motion to dismiss is due to be filed on or before June 4, 2021.

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

On August 6, 2020, the Class Action was removed to the U.S. District Court for the Central District of California. On August 27, 2020, Woodings amended the Class Action to add a second plaintiff, Jodi Dormaier, representing a Washington subclass of all non-exempt FreedomRoads, LLC employees, in an amended lawsuit styled Kamela Woodings and Jodi Dormaier v. FreedomRoads, LLC (the “Amended Class Action”). The Amended Class Action alleged the following additional causes of action: Violation of Wash. Rev. Code §§ 49.46.090 and 49.46.090 (failure to pay minimum wage); Violation of Wash. Rev. Code § 49.46.130 (failure to pay overtime); Violation of Wash. Rev. Code §§ 49.12.020 (failure to provide meal breaks); Violation of Wash. Rev. Code §§ 49.12.020 (failure to provide rest breaks); Violation of Wash. Rev. Code §§ 49.48.010 (payment of wages upon termination); and Violation of Wash. Rev. Code §§ 49.52.050 (willful exemplary damages) seeking class certification, damages and restitution for all unpaid wages and other injuries to Woodings, Dormaier, and the putative class, pre-judgment interest, declaratory judgment establishing a violation of California Labor Code, California Business and Professional Code §§ 17200, et seq., Revised Code of Washington and other laws of the States of California and Washington, and public policy, compensatory damages including lost wages, earnings, liquidated damages, and other employee benefits together with interest, restitution, recovery of all money, actual damages and all other sums of money owed to Woodings, Dormaier, and the putative class members, together with interest, an accounting of FreedomRoads, LLC’s revenues, costs, and profits in connection with each sale of goods and services made by Woodings, Dormaier, and the putative class, and reasonable attorneys’ fees and costs, and any other and further relief the court deems just and proper.

On January 18, 2021, the parties entered into a preliminary agreement to settle the Amended Class Action and the PAGA Complaint subject to the terms of a long-form settlement agreement to be executed by the parties and approval by the courts. As of March 31, 2021, the Company had a reserve totaling $4.0 million for estimated losses related to this matter, which is consistent with the preliminary settlement amount.

No assurance can be made that these or similar suits will not result in a material financial exposure in excess of insurance coverage, which could have a material adverse effect upon the Company’s financial condition and results of operations.

From time to time, the Company is involved in other litigation arising in the normal course of business operations.

10. Statement of Cash Flows

Supplemental disclosures of cash flow information for the following periods (in thousands) were as follows:

	Three Months Ended
	March 31,	March 31,
	2021	2020
Cash paid during the period for:
Interest	$14,530	$22,955
Income taxes	400	53
Non-cash investing activities:
Leasehold improvements paid by lessor	4	24
Vehicles transferred to property and equipment from inventory	305	119
Capital expenditures in accounts payable and accrued liabilities	6,491	3,325
Non-cash financing activities:
Par value of Class A common stock issued in exchange for common units in CWGS, LLC	30	—
Cost of treasury stock issued for vested restricted stock units	1,318	—

11. Acquisitions

During the three months ended March 31, 2020, the Company did not acquire any businesses. During the three months ended March 31, 2021, subsidiaries of the Company acquired the assets of three RV dealerships that constituted businesses under accounting rules. The Company used cash to complete the acquisitions. The Company considers acquisitions of independent dealerships to be a fast and capital efficient alternative to opening new retail locations to expand its business and grow its customer base. The acquired businesses were recorded at their estimated fair values under the acquisition method of accounting. The balance of the purchase prices in excess of the fair values of net assets acquired were recorded as goodwill.

During the three months ended March 31, 2021, the RV and Outdoor Retail segment acquired the assets of various RV dealerships comprised of three locations for an aggregate purchase price of approximately $10.4 million plus real property of $6.7 million. One of these acquired locations will open after March 31, 2021 once facility improvements are completed.

During the three months ended March 31, 2021, the Company purchased real property of $21.4 million of which $6.7 million was from parties related to the sellers of the businesses.

The estimated fair values of the assets acquired and liabilities assumed for the acquisitions of dealerships consist of the following:

	Three Months Ended March 31,
($ in thousands)	2021	2020
Tangible assets (liabilities) acquired (assumed):
Inventories, net	$3,318	$(4)
Property and equipment, net	188	—
Accrued liabilities	(112)	—
Total tangible net assets acquired	3,394	(4)
Goodwill	7,012	4
Cash paid for acquisitions	$10,406	$—

The fair values above are preliminary relating to the three months ended March 31, 2021 as they are subject to measurement period adjustments for up to one year from the date of acquisition as new information is obtained about facts and circumstances that existed as of the acquisition date relating to the valuation of the acquired assets, primarily the acquired inventories. For the three months ended March 31, 2020, the fair values above represent measurement period adjustments for valuation of acquired inventories relating to dealership acquisitions during the year ended December 31, 2019. The primary items that generated the goodwill are the value of the expected synergies between the acquired businesses and the Company and the acquired assembled workforce, neither of which qualify for recognition as a separately identified intangible asset. For the three months ended March 31, 2021 and 2020, acquired goodwill of $7.0 million and $0 million, respectively, is expected to be deductible for tax purposes. Included in the three months ended March 31, 2021 condensed consolidated financial results were $0.01 million of revenue, and $0.2 million of pre-tax loss, respectively of the acquired dealerships from the applicable acquisition dates. Pro forma information on these acquisitions has not been included, because the Company has deemed them to not be individually or cumulatively material.

12. Income Taxes

CWH is organized as a Subchapter C corporation and, as of March 31, 2021, is a 50.9% owner of CWGS, LLC (see Note 14 — Stockholders’ Equity and Note 15 — Non-Controlling Interests). CWGS, LLC is organized as a limited liability company and treated as a partnership for U.S. federal and most applicable state and local income tax purposes and as such, is generally not subject to any U.S. federal entity-level income taxes with the exception of Americas Road and Travel Club, Inc., Camping World, Inc. (“CW”), and FreedomRoads RV, Inc. and their wholly-owned subsidiaries, which are Subchapter C corporations.

As further described in Note 1 — Summary of Significant Accounting Policies — COVID-19, in response to the COVID-19 pandemic, many governments have enacted or are contemplating measures to provide aid and economic stimulus. These measures may include deferring the due dates of income tax and payroll tax payments or other changes to their income and non-income-based tax laws. The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020 in the U.S., includes measures to assist companies, including temporary changes to income and non-income-based tax laws. For the three months ended March 31, 2021, there were no material tax impacts to the Company’s condensed consolidated financial statements as it relates to COVID-19 measures other than the deferral of non-income-based payroll taxes under the CARES Act of $29.2 million as of March 31, 2021, of which $14.6 million were included in other long-term liabilities in the condensed consolidated balance sheets. The Company will continue to monitor additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service and

others. Furthermore, on March 11, 2021 the American Rescue Plan Act, a $1.9 trillion tax-and-spending package aimed at addressing the continuing economic and health impacts of the coronavirus pandemic, was enacted.  The American Rescue Plan Act provisions do not have a material impact on the Company’s income tax expense and effective tax rate.

For the three months ended March 31, 2021, the Company's effective income tax rate was 1.4%, which differed from the federal statutory rate of 21.0% primarily due to a portion of the Company’s earnings being attributable to non-controlling interests in limited liability companies, which are not subject to corporate level taxes, income tax benefits of $14.9 million recorded in the current period related to the release of the valuation allowance on deferred tax assets at CW that can now be included in state combined unitary income tax returns and $4.1 million for the revaluation of deferred tax assets as a result of increased state tax rates. For the three months ended March 31, 2020, the Company’s effective income tax rate was (41.3)% as a result of incurring income tax expense on a loss before income taxes, which was primarily driven by CW losses for which an income tax benefit could not be recognized as a result of the full valuation allowance on its deferred tax assets during that period.

The Company evaluates its deferred tax assets on a quarterly basis to determine if they can be realized and establishes valuation allowances when it is more likely than not that all or a portion of the deferred tax assets may not be realized. At March 31, 2021 and December 31, 2020, the Company determined that all of its deferred tax assets (except those of CW and the Outside Basis Deferred Tax Asset discussed below) are more likely than not to be realized. The Company maintains a valuation allowance against the deferred tax assets of CW, excluding certain state deferred tax assets included in the state combined unitary income tax returns, since it was determined that it is more likely than not, based on available objective evidence, that CW  would have insufficient taxable income in the current or carryforward periods under the tax laws to realize the future tax benefits for this portion of its deferred tax assets. The Company maintains a valuation allowance against the Outside Basis Deferred Tax Asset pertaining to the portion that is not amortizable for tax purposes, since the Company would likely only realize the non-amortizable portion of the Outside Basis Deferred Tax Asset if the investment in CWGS, LLC was divested.

The Company is party to the Tax Receivable Agreement that provides for the payment by the Company to the Continuing Equity Owners and Crestview Partners II GP, L.P. of 85% of the amount of tax benefits, if any, the Company actually realizes, or in some circumstances is deemed to realize, as a result of (i) increases in the tax basis from the purchase of common units from Crestview Partners II GP, L.P. in exchange for Class A common stock in connection with the consummation of the IPO and the related transactions and any future redemptions that are funded by the Company and any future redemptions or exchanges of common units by Continuing Equity Owners as described above and (ii) certain other tax benefits attributable to payments made under the Tax Receivable Agreement. During the three months ended March 31, 2021 and 2020, 3,029,328 and 20,000 common units in CWGS, LLC, respectively, were exchanged for Class A common stock subject to the provisions of the Tax Receivable Agreement. The Company recognized a liability for the Tax Receivable Agreement payments due to those parties that redeemed common units, representing 85% of the aggregate tax benefits the Company expects to realize from the tax basis increases related to the exchange, after concluding it was probable that the Tax Receivable Agreement payments would be paid based on estimates of future taxable income. As of March 31, 2021 and December 31, 2020, the amount of Tax Receivable Agreement payments due under the Tax Receivable Agreement was $175.5 million and $145.9 million, respectively, of which $8.1 million at each date was included in the current portion of the Tax Receivable Agreement liability in the condensed consolidated balance sheets.

The Tax Receivable Agreement liability and the related Deferred Tax Assets for the Tax Receivable Agreement liability and the investment in CWGS, LLC increased $26.1 million and $30.7 million, respectively, as a result of Continuing Equity Owner’s, primarily Crestview Partners II GP, L.P., combined redemption of 3.0 million common units in CWGS, LLC for 3.0 million shares of the Company’s Class A common stock during the three months ended March 31, 2021 and were recorded to additional paid-in capital (see the condensed consolidated statements of stockholders’ equity (deficit)). Payments pursuant to the Tax Receivable Agreement relating to these redemptions would begin during the year ended December 31, 2022.

On April 30, 2021, Crestview Partners II GP, L.P. redeemed 0.4 million common units in CWGS, LLC for 0.4 million shares of the Company’s Class A common stock as a result of transactions pursuant to a Rule

10b5-1 trading plan. The estimated increase in deferred tax assets, the non-current portion of the Tax Receivable Agreement liability, and additional paid-in capital resulting from these redemptions is $5.4 million, $4.6 million, and $0.8 million, respectively. Payments pursuant to the Tax Receivable Agreement relating to these redemptions would begin during the year ending December 31, 2022.

13. Related Party Transactions

Transactions with Directors, Equity Holders and Executive Officers

FreedomRoads leases various retail locations from managers and officers. During the three months ended March 31, 2021 and 2020, the related party lease expense for these locations was $0.5 million and $0.5 million, respectively.

In January 2012, FreedomRoads entered into a lease (the “Original Lease”) for the offices in Lincolnshire, Illinois, which was amended as of March 2013 (the “First Amendment”). The Original Lease base rent of $29,000 per month was increased to $31,500 per month in March 2013 by virtue of the First Amendment and is subject to annual increases. As of November 1, 2019, by way of the Second Amendment to the Office Lease (together with the Original Lease and the First Amendment, collectively, the “Office Lease”), the Company began leasing additional space for an additional monthly base rent of $5,200. The Company’s Chairman and Chief Executive Officer has personally guaranteed the Office Lease.

Other Transactions

The Company does business with certain companies in which Mr. Lemonis has a direct or indirect material interest. The Company purchased fixtures for interior store sets at the Company’s retail locations from Precise Graphix. Mr. Lemonis has had a 67% economic interest in Precise Graphix, which is currently in dispute. The Company is not a party to the dispute. The Company received refunds from Precise Graphix totaling $0.2 million for the three months ended March 31, 2021, and paid $0.1 million for the three months ended March 31, 2020.

The Company paid Kaplan, Strangis and Kaplan, P.A., of which Andris A. Baltins is a member, and a member of the Company’s board of directors, $0.1 million and $0.0 million during the three months ended March 31, 2021 and 2020, respectively, for legal services.

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

CWH is the sole managing member of CWGS, LLC and, although CWH had a minority economic interest in CWGS, LLC through March 11, 2021, CWH has had and continues to have the sole voting power in, and controls the management of, CWGS, LLC. Accordingly, the Company consolidated the financial results of CWGS, LLC and reported a non-controlling interest in its consolidated financial statements.

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

During the three months ended March 31, 2021, the Company did not repurchase any shares of Class A common stock under this program. Class A common stock held as treasury stock is not considered outstanding. During the three months ended March 31, 2021, the Company reissued 133,281 shares of Class A common stock from treasury stock to settle the exercises of stock options and vesting of restricted stock units. As of March 31, 2021, the remaining approved amount for repurchases of Class A common stock under the share repurchase program was approximately $78.5 million.

15. Non-Controlling Interests

As described in Note 14 — Stockholders’ Equity, CWH is the sole managing member of CWGS, LLC and, as a result, consolidates the financial results of CWGS, LLC. The Company reports a non-controlling interest representing the common units of CWGS, LLC held by Continuing Equity Owners. Changes in CWH’s ownership interest in CWGS, LLC while CWH retains its controlling interest in CWGS, LLC will be accounted for as equity transactions. As such, future redemptions or direct exchanges of common units of CWGS, LLC by the Continuing Equity Owners will result in a change in ownership and reduce or increase the amount recorded as non-controlling interest and increase or decrease additional paid-in capital when CWGS, LLC has positive or negative net assets, respectively. At December 31, 2020, CWGS, LLC had negative net assets, which resulted in negative non-controlling interest amounts on the condensed consolidated balance sheets. At the end of each period, the Company will record a non-controlling interest adjustment to additional paid-in capital such that the non-controlling interest on the condensed consolidated balance sheet is equal to the non-controlling interest’s ownership share of the underlying CWGS, LLC net assets (see the condensed consolidated statement of stockholders’ equity (deficit)).

As of March 31, 2021 and December 31, 2020, there were 89,176,457 and 89,043,176 common units of CWGS, LLC outstanding, respectively, of which CWH owned 45,388,998 and 42,226,389 common units of CWGS, LLC, respectively, representing 50.9% and 47.4% ownership interests in CWGS, LLC, respectively, and the Continuing Equity Owners owned 43,787,459 and 46,816,787 common units of CWGS, LLC, respectively, representing 49.1% and 52.6% ownership interests in CWGS, LLC, respectively.

During the three months ended March 31, 2021, Crestview redeemed 2.8 million common units of CWGS, LLC in exchange for 2.8 million shares of the Company’s Class A common stock, which also resulted in the cancellation of 2.8 million shares of the Company’s Class B common stock that was previously held by Crestview with no additional consideration provided.

On April 30, 2021, Crestview redeemed 0.4 million common units of CWGS, LLC in exchange for 0.4 million shares of the Company’s Class A common stock, which also resulted in the cancellation of 0.4 million shares of the Company’s Class B common stock that was previously held by Crestview with no additional consideration provided.

The following table summarizes the effects of changes in ownership in CWGS, LLC on the Company’s equity:

	Three Months Ended
	March 31,
($ in thousands)	2021	2020
Net income (loss) attributable to Camping World Holdings, Inc.	$62,322	$(8,160)
Transfers to non-controlling interests:
Decrease in additional paid-in capital as a result of the purchase of common units from CWGS, LLC with proceeds from the exercise of stock options	(1,012)	—
(Decrease) increase in additional paid-in capital as a result of the vesting of restricted stock units	(1,220)	82
Decrease in additional paid-in capital as a result of repurchases of Class A common stock for withholding taxes on vested RSUs	(25)	(212)
Increase in additional paid-in capital as a result of the redemption of common units of CWGS, LLC	22,926	4
Change from net income (loss) attributable to Camping World Holdings, Inc. and transfers to non-controlling interests	$82,991	$(8,286)

16. Equity-based Compensation Plans

The following table summarizes the equity-based compensation that has been included in the following line items within the consolidated statements of operations during:

	Three Months Ended
	March 31,	March 31,
($ in thousands)	2021	2020
Equity-based compensation expense:
Costs applicable to revenue	$158	$156
Selling, general, and administrative	5,951	3,156
Total equity-based compensation expense	$6,109	$3,312

The following table summarizes stock option activity for the three months ended March 31, 2021:

Stock Options
(in thousands)
Outstanding at December 31, 2020	470
Exercised	(91)
Forfeited	(4)
Outstanding at March 31, 2021	375
Options exercisable at March 31, 2021	375

The following table summarizes restricted stock unit activity for the three months ended March 31, 2021:

Restricted
Stock Units
(in thousands)
Outstanding at December 31, 2020	3,392
Granted	23
Vested	(49)
Forfeited	(74)
Outstanding at March 31, 2021	3,292

During the three months ended March 31, 2021, the Company granted 22,500 RSUs to employees with an aggregate grant date fair value of $0.8 million and weighted-average grant date fair value of $34.84, which will be recognized, net of forfeitures, over a vesting period of five years. Between April 16, 2021 and May 3, 2021, the Company granted 113,553 RSUs to employees with an aggregate grant date fair value of $4.6 million and weighted-average grant date fair value of $40.08, which will be recognized, net of forfeitures, over vesting periods of four to five years.

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

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

	Three Months Ended
	March 31,
(In thousands except per share amounts)	2021	2020
Numerator:
Net income (loss)	$147,425	$(14,129)
Less: net (income) loss attributable to non-controlling interests	(85,103)	5,969
Net income (loss) attributable to Camping World Holdings, Inc. — basic	$62,322	$(8,160)
Add: reallocation of net income attributable to non-controlling interests from the assumed exchange of common units of CWGS, LLC for Class A common stock	63,980	—
Net income (loss) attributable to Camping World Holdings, Inc. — diluted	$126,302	$(8,160)
Denominator:
Weighted-average shares of Class A common stock outstanding — basic	43,584	37,534
Dilutive options to purchase Class A common stock	165	—
Dilutive restricted stock units	955	—
Dilutive common units of CWGS, LLC that are convertible into Class A common stock	45,534	—
Weighted-average shares of Class A common stock outstanding — diluted	90,238	37,534

Earnings (loss) per share of Class A common stock — basic	$1.43	$(0.22)
Earnings (loss) per share of Class A common stock — diluted	$1.40	$(0.22)

Weighted-average anti-dilutive securities excluded from the computation of diluted earnings per share of Class A common stock:
Stock options to purchase Class A common stock	—	738
Restricted stock units	1	1,732
Common units of CWGS, LLC that are convertible into Class A common stock	—	51,649

Shares of the Company’s Class B common stock and Class C common stock do not share in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B common stock or Class C common stock under the two-class method has not been presented.

18. Segments Information

The Company has the following two reportable segments: (i) Good Sam Services and Plans, and (ii) RV and Outdoor Retail. Within the Good Sam Services and Plans segment, the Company primarily derives revenue from the sale of the following offerings: emergency roadside assistance plans; property and casualty insurance programs; travel assist programs; extended vehicle service contracts; vehicle refinancing and refinancing assistance; consumer shows and events; and consumer publications and directories. Within the RV and Outdoor Retail segment, the Company primarily derives revenue from the sale of new and used RVs; commissions on the finance and insurance contracts related to the sale of RVs; the sale of RV service and maintenance work; the sale of RV parts, accessories, and supplies; the sale of outdoor products, equipment, gear and supplies; business to business distribution of RV furniture; and the sale of Good Sam Club memberships and co-branded credit cards.

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

Reportable segment revenue; segment income; floor plan interest expense; depreciation and amortization; other interest expense, net; and total assets are as follows:

	Three Months Ended March 31, 2021
	Good Sam	RV and
	Services	Outdoor	Intersegment
($ in thousands)	and Plans	Retail	Eliminations	Total
Revenue:
Good Sam services and plans	$40,912	$—	$(41)	$40,871
New vehicles	—	823,775	(1,799)	821,976
Used vehicles	—	295,029	(772)	294,257
Products, service and other	—	251,590	(320)	251,270
Finance and insurance, net	—	141,620	(3,366)	138,254
Good Sam Club	—	11,153	—	11,153
Total consolidated revenue	$40,912	$1,523,167	$(6,298)	$1,557,781

	Three Months Ended March 31, 2020
	Good Sam	RV and
	Services	Outdoor	Intersegment
($ in thousands)	and Plans	Retail	Eliminations	Total
Revenue:
Good Sam services and plans	$48,692	$—	$(1,484)	$47,208
New vehicles	—	498,396	(1,079)	497,317
Used vehicles	—	207,233	(568)	206,665
Products, service and other	—	173,012	(389)	172,623
Finance and insurance, net	—	94,448	(1,992)	92,456
Good Sam Club	—	11,004	—	11,004
Total consolidated revenue	$48,692	$984,093	$(5,512)	$1,027,273

	Three Months Ended
	March 31,	March 31,
($ in thousands)	2021	2020
Segment income (loss):(1)
Good Sam Services and Plans	$21,183	$21,340
RV and Outdoor Retail	159,036	128
Total segment income	180,219	21,468
Corporate & other	(2,352)	(2,729)
Depreciation and amortization	(12,701)	(14,078)
Other interest expense, net	(12,223)	(14,658)
Tax Receivable Agreement liability adjustment	(3,520)	—
Other income, net	45	—
Income (loss) before income taxes	$149,468	$(9,997)
(1)	Segment income is defined as income from operations before depreciation and amortization plus floor plan interest expense.

	Three Months Ended
	March 31,	March 31,
($ in thousands)	2021	2020
Depreciation and amortization:
Good Sam Services and Plans	$809	$756
RV and Outdoor Retail	11,892	13,322
Total depreciation and amortization	$12,701	$14,078

	Three Months Ended
	March 31,	March 31,
($ in thousands)	2021	2020
Other interest expense, net:
Good Sam Services and Plans	$—	$—
RV and Outdoor Retail	1,802	1,892
Subtotal	1,802	1,892
Corporate & other	10,421	12,766
Total other interest expense, net	$12,223	$14,658

	March 31,	December 31,
($ in thousands)	2021	2020
Assets:
Good Sam Services and Plans	$91,559	$140,825
RV and Outdoor Retail	3,206,209	2,881,637
Subtotal	3,297,768	3,022,462
Corporate & other	305,392	233,969
Total assets	$3,603,160	$3,256,431

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes included in Part I, Item 1 of this Form 10-Q, as well as our Annual Report on Form 10-K for the year ended December 31, 2020 (the “Annual Report”). This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various important factors, including those set forth under “Risk Factors” included in Part I, Item 1A of our Annual Report, Part II, Item 1A of this Form 10-Q, the “Cautionary Note Regarding Forward-Looking Statements” in this Form 10-Q and in other parts of this Form 10-Q. Except to the extent that differences among reportable segments are material to an understanding of our business taken as a whole, we present the discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations on a consolidated basis.

For purposes of this Form 10-Q, we define an "Active Customer" as a customer who has transacted with us in any of the eight most recently completed fiscal quarters prior to the date of measurement. Unless otherwise indicated, the date of measurement is March 31, 2021, our most recently completed fiscal quarter.

Overview

Camping World Holdings, Inc. (together with its subsidiaries) is America’s largest retailer of recreational RVs and related products and services. Our vision is to build a long-term legacy business that makes RVing fun and easy, and our Camping World and Good Sam brands have been serving RV consumers since 1966. We strive to build long-term value for our customers, employees, and shareholders by combining a unique and comprehensive assortment of RV products and services with a national network of RV dealerships, service centers and customer support centers along with the industry’s most extensive online presence and a highly-trained and knowledgeable team of associates serving our customers, the RV lifestyle, and the communities in which we operate. We also believe that our Good Sam organization and family of programs and services uniquely enables us to connect with our customers as stewards of the RV lifestyle. On March 31, 2021, we operated a total of 176 retail locations, with 175 of these selling and/or servicing RVs. See Note 1 – Summary of Significant Accounting Policies to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

With the COVID-19 crisis (see “COVID-19” below) causing many state and local governments to issue “stay-at-home” and “shelter-in-place” restrictions in mid-to-late March 2020, sales and traffic levels across the RV industry declined significantly in March 2020. In response to the COVID-19 pandemic, many RV manufacturers, including Thor Industries, Forest River, Inc., and Winnebago Industries, temporarily suspended production from late March to mid-May 2020. This led to a 44.6% decrease in wholesale shipments of new RVs for the three month period of March, April, and May 2020, according to the RV Industry Association’s survey of manufacturers. The Company had taken steps to add new private label lines, expand its relationships with smaller RV manufacturers, and acquire used inventory to help manage risks in its supply chain. In conjunction with the stay-at-home and shelter-in-place restrictions enacted in many areas, the Company saw significant sequential declines in its overall customer traffic levels and its overall revenues from the mid-March to mid-to-late April 2020 timeframe. In the latter part of April 2020, the Company began to see significant improvements in its online web traffic levels and number of electronic leads, and in early May 2020, the Company began to see improvements in its overall revenue levels. As the stay-at-home restrictions began to ease across certain areas of the country, the Company experienced significant acceleration in its in-store and online traffic, lead generation, and revenue trends in May 2020 continuing through the quarter ended March 31, 2021.

On September 15, 2020, we announced a number of initiatives heading into 2021, including plans to launch a peer-to-peer RV rental marketplace, and a mobile RV technician marketplace, as well as plans to acquire RV dealerships. These initiatives continue to keep RVs as the focal point while expanding our value proposition to the customer and, in particular, to our 2.1 million active Good Sam members. See “Liquidity and

Capital Resources” in Part I, Item 2 of this Form 10-Q for a discussion of the expected cash requirements in 2021 for dealership acquisitions. The cash expenditures relating to the development of the peer-to-peer RV rental marketplace and mobile RV technician marketplace are not expected to be material.

On April 28, 2021, we provided an update on the peer-to-peer RV rental marketplace, which will be accessed at RVRentals.com. The platform will seamlessly connect owners and renters to maximize the owner’s return on investment while allowing the renter to pay less money and experience the RV lifestyle first-hand. The full nationwide launch is expected in Fall 2021.

Segments

We have the following two reportable segments: (i) Good Sam Services and Plans, and (ii) RV and Outdoor Retail. See Note 18 — Segment Information to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

COVID-19

As discussed in Note 1 — Summary of Significant Accounting Policies — COVID-19 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q, the COVID-19 pandemic adversely impacted our business from mid-March through much of April 2020, but shifted to a favorable impact beginning primarily in May 2020.

In response to the pandemic, we implemented preparedness plans to keep our employees and customers safe, which include social distancing, providing employees with face coverings and/or other protective clothing as required, implemented additional cleaning and sanitization routines, and work-from-home orders for a significant portion of our workforce. The majority of our retail locations continued to operate as essential businesses and consequently remained open to serve our customers through the pandemic, and we continued to operate our e-commerce business. We temporarily reduced salaries and hours throughout the Company, including for our executive officers and implemented headcount and other cost reductions primarily from the middle of March 2020 through the middle of May 2020, in an attempt to better align expenses with the initially expected reduced sales resulting from the impact of COVID-19 on our business. Most of these temporary salary reductions ended in May 2020 as the adverse impacts of the pandemic began to decline and we increased hours for certain employees and reinstated many positions from the initial headcount reductions as the demand for our products increased.

In conjunction with the stay-at-home and shelter-in-place restrictions enacted in many areas, we saw significant sequential declines in overall customer traffic levels and overall revenues from the mid-March to mid-to-late April 2020 timeframe. In the latter part of April 2020, we began to see a significant improvement in online web traffic levels, and in early May 2020, we began to see improvements in overall revenue levels. As the stay-at-home restrictions began to ease across certain areas of the country, we experienced significant acceleration in our in-store traffic and revenue trends in May of 2020 continuing through the quarter ended March 31, 2021.

We have been implementing marketing and operational plans to optimize our leadership position through the pandemic, regardless of the ultimate timing and slope of the recovery curve. We have adapted our sales practices to accommodate customers’ safety concerns in this COVID-19 environment, such as offering virtual tours of RVs and providing home delivery options. Historically, most of our consumer shows and events took place during the first quarter. As a consequence of COVID-19, we held no consumer shows during the first quarter of 2021, held fewer consumer shows and events during 2020 than in 2019 and we debuted our first virtual show in 2020.

If stay-at-home and shelter-in-place restrictions are put back into place or as other modes of transportation and vacation options recover from the impact of COVID-19, the increased demand for our products may not be sustained. We are unable to accurately quantify the future impact that COVID-19 may have on our business, results of operations and liquidity due to numerous uncertainties, including the severity of the disease; the duration of the pandemic, including additional waves of infection, the effectiveness and availability of vaccines, and the willingness of a sufficient proportion of the public to receive the vaccine; the economic impact of the pandemic; actions that may be taken by governmental authorities; and other as yet unanticipated consequences. In addition, there could be weakening demand for items that are not basic goods, and our supply chain could be disrupted in the future as a result of the outbreak, such as if Thor Industries, Inc. were to again close its North American production facilities as it did from late March to early May 2020. Any of these events could have a materially adverse impact on our operating results.

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

The RV industry posted record shipments in both the third and fourth quarters of 2020, according to the RV Industry Association. Wholesale shipments of RVs for the second half of 2020 increased 34.2% over the comparable period in 2019. For the year ended December 31, 2020 total RV shipments increased 6.0% versus the comparable period in 2019, with the travel trailer group showing the largest increase. Wholesale shipments for the first three months of 2021 were a record-breaking 148,507 units, an increase of 47.9% over the first quarter of 2020.

Thor Industries, our largest supplier of RVs, announced in their Form 10-Q for the three months ended January 31, 2021 filed with the Securities and Exchange Commission on March 9, 2021 that their North American RV order backlog had increased substantially, and also announced that they had experienced supply constraints and shortages of various RV component parts as a result of the current market conditions and the COVID-19 pandemic, which they attempt to minimize, when possible, by identifying alternate suppliers. These potential supply constraints are not unique to Thor Industries as suppliers in the RV industry attempt to meet the high demand for RV products, as described above, in the midst of the COVID-19 pandemic, which has created a shortage of RV new unit inventory. In light of this shortage, as discussed above, we have taken steps to add new private label lines, expand our relationships with smaller RV manufacturers, and increased our focus on acquiring used inventory to help manage risks in our supply chain.

Strategic Shift

In 2019, we made a strategic decision to refocus our business around our core RV competencies. See Note 4 — Restructuring and Long-lived Asset Impairment to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

Our Corporate Structure Impact on Income Taxes

Our corporate structure is commonly referred to as an “Up-C” structure and typically results in a different relationship between income (loss) before income taxes and income tax expense than would be experienced by most public companies with a more traditional corporate structure. More traditional structures are typically comprised predominately of Subchapter C corporations and/or lacking significant non-controlling interests with holdings through limited liability companies or partnerships. Typically, most of our income tax expense is recorded at the CWH level, our public holding company, based on its allocation of taxable income from CWGS, LLC.

More specifically, as discussed in Note 12 — Income Taxes to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q, CWH is organized as a Subchapter C corporation and, as of March 31, 2021, is a 50.9% owner of CWGS, LLC (see Note 14 — Stockholders’ Equity and Note 15 — Non-Controlling Interests to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q). CWGS, LLC is organized as a limited liability company and treated as a partnership for U.S. federal and most applicable state and local income tax purposes and, as such is generally not subject to any U.S. federal entity-level income taxes (“Pass-Through”), with the exception of Americas Road and Travel Club, Inc., Camping World, Inc. (“CW”), and FreedomRoads RV, Inc. and their wholly-owned subsidiaries, which are Subchapter C corporations (“C-Corp”) embedded within the CWGS, LLC structure.

CWH receives an allocation of its share of the net income (loss) of CWGS, LLC based on CWH’s weighted-average ownership of CWGS, LLC for the period. CWH recognizes income tax expense on its pre-tax income including its portion of this income allocation from CWGS, LLC primarily relating to Pass-Through entities. The income tax relating to the net income (loss) of CWGS, LLC allocated to CWH that relates to separately taxed C-Corp entities is recorded at CWGS, LLC. No income tax expense is recognized by the Company for the portion of net income (loss) of CWGS, LLC allocated to non-controlling interest other than income tax expense recorded by CWGS, LLC. Rather, tax distributions are paid to the non-controlling interest holders which are recorded as distributions to holders of LLC common units in the condensed consolidated statements of cash flows. CWH is subject to U.S. federal, state and local income taxes with respect to its allocable share of any taxable income of CWGS, LLC and is taxed at the prevailing corporate tax rates. For the three months ended March 31, 2021 and 2020, the Company used effective income tax rate assumptions of 25.5% and 25.0%, respectively, for income adjustments applicable to CWH when calculating the adjusted net income (loss) attributable to Camping World Holdings, Inc. ─ basic and diluted (see “Non-GAAP Financial Measures” in Part I, Item 2 of this Form 10-Q). CWGS, LLC may be liable for various other state and local taxes.

The following table presents the allocation of CWGS, LLC’s net income (loss) to CWH between C-Corp and Pass-Through, the allocation of CWGS, LLC’s net income (loss) to non-controlling interests, income tax expense recognized by CWH, and other items:

	Three Months Ended
	March 31,
($ in thousands)	2021	2020
C-Corp portion of CWGS, LLC net income (loss) allocated to CWH	$2,169	$(19,604)
Pass-Through portion of CWGS, LLC net income (loss) allocated to CWH	79,292	15,266
CWGS, LLC net income (loss) allocated to CWH	81,461	(4,338)
CWGS, LLC net income (loss) allocated to noncontrolling interests	85,103	(5,969)
CWGS, LLC net income (loss)	166,564	(10,307)
Tax Receivable Agreement liability adjustment	(3,520)	—
Income tax expense recorded by CWH	(15,678)	(3,873)
Other incremental CWH net income (loss)	59	51
Net income (loss)	$147,425	$(14,129)

The following table presents further information on income tax expense:

	Three Months Ended
	March 31,
($ in thousands)	2021	2020
Income tax expense recorded by CWH	$(15,678)	$(3,873)
Income tax benefit (expense) recorded by CWGS, LLC	13,635	(259)
Income tax expense	$(2,043)	$(4,132)

Results of Operations

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

The following table sets forth information comparing the components of net income (loss) for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31, 2021		March 31, 2020
		Percent of		Percent of	Favorable/ (Unfavorable)
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%

Revenue:
Good Sam Services and Plans	$40,871	2.6%	$47,208	4.6%	$(6,337)	(13.4)%
RV and Outdoor Retail:
New vehicles	821,976	52.8%	497,317	48.4%	324,659	65.3%
Used vehicles	294,257	18.9%	206,665	20.1%	87,592	42.4%
Products, service and other	251,270	16.1%	172,623	16.8%	78,647	45.6%
Finance and insurance, net	138,254	8.9%	92,456	9.0%	45,798	49.5%
Good Sam Club	11,153	0.7%	11,004	1.1%	149	1.4%
Subtotal	1,516,910	97.4%	980,065	95.4%	536,845	54.8%
Total revenue	1,557,781	100.0%	1,027,273	100.0%	530,508	51.6%

Gross profit (exclusive of depreciation and amortization shown separately below):
Good Sam Services and Plans	26,447	1.7%	25,349	2.5%	1,098	4.3%
RV and Outdoor Retail:
New vehicles	178,296	11.4%	70,875	6.9%	107,421	151.6%
Used vehicles	71,064	4.6%	42,872	4.2%	28,192	65.8%
Products, service and other	97,124	6.2%	62,354	6.1%	34,770	55.8%
Finance and insurance, net	138,254	8.9%	92,456	9.0%	45,798	49.5%
Good Sam Club	9,309	0.6%	8,757	0.9%	552	6.3%
Subtotal	494,047	31.7%	277,314	27.0%	216,733	78.2%
Total gross profit	520,494	33.4%	302,663	29.5%	217,831	72.0%

Operating expenses:
Selling, general and administrative expenses	337,034	21.6%	267,656	26.1%	(69,378)	(25.9)%
Depreciation and amortization	12,701	0.8%	14,078	1.4%	1,377	9.8%
Long-lived asset impairment	546	0.0%	6,569	0.6%	6,023	91.7%
Lease termination	1,756	0.1%	584	0.1%	(1,172)	(200.7)%
(Gain) loss on disposal of assets	(99)	(0.0)%	511	0.0%	610	n/m
Total operating expenses	351,938	22.6%	289,398	28.2%	(62,540)	(21.6)%
Income from operations	168,556	10.8%	13,265	1.3%	155,291	n/m
Other income (expense):
Floor plan interest expense	(3,390)	(0.2)%	(8,604)	(0.8)%	5,214	60.6%
Other interest expense, net	(12,223)	(0.8)%	(14,658)	(1.4)%	2,435	16.6%
Tax Receivable Agreement liability adjustment	(3,520)	(0.2)%	—	—	(3,520)	n/m
Other income, net	45	0.0%	—	—	45	n/m
Total other expense	(19,088)	(1.2)%	(23,262)	(2.3)%	4,174	17.9%
Income (loss) before income taxes	149,468	9.6%	(9,997)	(1.0)%	159,465	n/m
Income tax expense	(2,043)	(0.1)%	(4,132)	(0.4)%	2,089	50.6%
Net income (loss)	147,425	9.5%	(14,129)	(1.4)%	161,554	n/m
Less: net (income) loss attributable to non-controlling interests	(85,103)	(5.5)%	5,969	0.6%	(91,072)	n/m
Net income (loss) attributable to Camping World Holdings, Inc.	$62,322	4.0%	$(8,160)	(0.8)%	$70,482	n/m

n/m – not meaningful

Supplemental Data

	Three Months Ended March 31,		Increase		Percent
	2021	2020	(decrease)		Change
Unit sales
New vehicles	21,433	14,208	7,225		50.9%
Used vehicles	10,319	8,682	1,637		18.9%
Total	31,752	22,890	8,862		38.7%

Average selling price
New vehicles	$38,351	$35,003	$3,348		9.6%
Used vehicles	$28,516	$23,804	$4,712		19.8%

Same store unit sales
New vehicles	20,028	13,838	6,190		44.7%
Used vehicles	9,742	8,484	1,258		14.8%
Total	29,770	22,322	7,448		33.4%

Same store revenue ($ in 000's)
New vehicles	$771,283	$484,825	$286,458		59.1%
Used vehicles	279,514	202,191	77,323		38.2%
Products, service and other	167,907	126,866	41,041		32.3%
Finance and insurance, net	129,925	90,379	39,546		43.8%
Total	$1,348,629	$904,261	$444,368		49.1%

Average gross profit per unit
New vehicles	$8,319	$4,988	$3,330		66.8%
Used vehicles	$6,887	$4,938	$1,949		39.5%
Finance and insurance, net per vehicle unit	$4,354	$4,039	$315		7.8%
Total vehicle front-end yield(1)	$12,208	$9,008	$3,199		35.5%

Gross margin
Good Sam Services and Plans	64.7%	53.7%	1,101	bps
New vehicles	21.7%	14.3%	744	bps
Used vehicles	24.2%	20.7%	341	bps
Products, service and other	38.7%	36.1%	253	bps
Finance and insurance, net	100.0%	100.0%	unch.	bps
Good Sam Club	83.5%	79.6%	389	bps
Subtotal RV and Outdoor Retail	32.6%	28.3%	427	bps
Total gross margin	33.4%	29.5%	395	bps

Inventories ($ in 000's)
New vehicles	$715,085	$1,053,802	$(338,717)		(32.1)%
Used vehicles	190,176	151,058	39,118		25.9%
Products, parts, accessories and misc.	284,203	234,555	49,648		21.2%
Total RV and Outdoor Retail inventories	$1,189,464	$1,439,415	$(249,951)		(17.4)%

Vehicle inventory per location ($ in 000's)
New vehicle inventory per dealer location	$4,334	$6,712	$(2,378)		(35.4)%
Used vehicle inventory per dealer location	$1,153	962	$190		19.8%

Vehicle inventory turnover(2)
New vehicle inventory turnover	3.8	2.1	1.7		81.4%
Used vehicle inventory turnover	5.2	4.6	0.6		12.6%

Retail locations
RV dealerships	165	157	8		5.1%
RV service & retail centers	10	10	—		0.0%
Subtotal	175	167	8		4.8%
Other retail stores	1	1	—		0.0%
Total	176	168	8		4.8%

Other data
Active Customers(3)	5,488,280	5,131,687	356,593		6.9%
Good Sam Club members	2,120,143	2,094,134	26,009		1.2%
Finance and insurance gross profit as a % of total vehicle revenue	12.4%	13.1%	(75)	bps	n/a
Same store locations	158	n/a	n/a		n/a

(1)	Front end yield is calculated as gross profit from new vehicles, used vehicles and finance and insurance (net), divided by combined new and used retail units sold.
(2)	Inventory turnover calculated as vehicle costs applicable to revenue divided by average quarterly ending vehicle inventory over the last twelve months.
(3)	An Active Customer is a customer who has transacted with us in any of the eight most recently completed fiscal quarters prior to the date of measurement. The Active Customer quantity as of March 31, 2020 has been revised to 5,131,687 from 4,921,246 for a correction to the Active Customers for our specialty retail business.

Total revenue was $1.6 billion for the three months ended March 31, 2021, an increase of $530.5 million, or 51.6%, from $1.0 billion for the three months ended March 31, 2020. The increase in total revenue was driven by a $536.8 million, or 54.8%, increase in RV and Outdoor Retail revenue, partially offset by a $6.3 million, or 13.4%, decrease in Good Sam Services and Plans revenue.

Total gross profit was $520.5 million for the three months ended March 31, 2021, an increase of $217.8 million, or 72.0%, from $302.7 million for the three months ended March 31, 2020. The increase in total gross profit was driven by a $216.7 million, or 78.2%, increase in RV and Outdoor Retail gross profit, and a $1.1 million, or 4.3%, increase in Good Sam Services and Plans gross profit.

Income from operations was $168.6 million for the three months ended March 31, 2021, an increase of $155.3 million from a $13.3 million income from operations for the three months ended March 31, 2020. The increase was primarily driven by a $217.8 million increase in gross profit, a $6.0 million decrease in long-lived asset impairment, a $0.6 million decrease in loss on disposal of assets, and a $1.4 million decrease in depreciation and amortization, partially offset by a $69.4 million increase in selling, general and administrative expenses, and an increase in lease termination expense of approximately $1.1 million.

Total other expenses were $19.1 million for the three months ended March 31, 2021, a decrease of $4.2 million, or 17.9%, from $23.3 million for the three months ended March 31, 2020. The decrease in other expenses was primarily driven by a $5.2 million decrease in floor plan interest expense and a $2.4 million decrease in other interest expense, partially offset by a $3.5 million increase in Tax Receivable Agreement liability.

As a result of the above factors, income before income taxes was $149.5 million for the three months ended March 31, 2021 compared to a $10.0 million loss before income taxes for the three months ended March 31, 2020. Income tax expense was $2.0 million for the three months ended March 31, 2021, a decrease of $2.1 million from $4.1 million for the three months ended March 31, 2020. As a result, net income was $147.4 million for the three months ended March 31, 2021 compared to net loss of $14.1 million for the three months ended March 31, 2020.

Good Sam Services and Plans

Good Sam Services and Plans revenue decreased 13.4%, or $6.3 million, to $40.9 million in the three months ended March 31, 2021, from $47.2 million in the three months ended March 31, 2020. The decrease was primarily attributable to a $6.4 million decrease due to no consumer shows being held during the 2021 period due to COVID-19, a $1.2 million decrease from the extended warranty insurance programs primarily due to elimination of low margin programs, and a $0.6 million decrease from reduced magazine ad sales as a result of combining two magazines into one, partially offset by a $1.2 million increase from roadside assistance programs primarily resulting from increased contracts in force, a $0.6 million increase in Good Sam TravelAssist revenue primarily resulting from increased contracts in force, and a $0.1 million increase from other services and plans.

Good Sam Services and Plans gross profit increased 4.3%, or $1.1 million, to $26.4 million in the three months ended March 31, 2021, from $25.3 million in the three months ended March 31, 2020, and gross margin increased to 64.7% from 53.7% in the same respective periods. The increase in gross profit was primarily attributable to a $1.9 million increase from the roadside assistance programs primarily due to increase contracts in force and reduced program costs, a $1.0 million increase from the extended vehicle warranty programs, a $0.9 million reduction in other program costs, and a $0.7 million increase from the Good Sam TravelAssist programs, partially offset by a $2.9 million decrease from no consumer shows during the 2021 period due to COVID-19, and a $0.5 million decrease from other services and plans.

RV and Outdoor Retail

New Vehicles

New vehicle revenue increased 65.3%, or $324.7 million, to $822.0 million in the three months ended March 31, 2021 from $497.3 million in the three months ended March 31, 2020. The increase was due to a 50.9% increase in vehicle units sold and a 9.6% increase in average selling price per vehicle sold, driven by increases in all product types. On a same store basis, new vehicle revenue increased 59.1% to $771.3 million and new vehicle units increased 44.7% in the three months ended March 31, 2021 compared to the three months ended March 31, 2020.

New vehicle gross profit increased 151.6%, or $107.4 million, to $178.3 million in the three months ended March 31, 2021 from $70.9 million in the three months ended March 31, 2020. The increase was due to a 66.8% increase in average gross profit per vehicle sold and a 50.9% increase in vehicle units sold. New vehicle gross margin increased 744 basis points to 21.7% in the three months ended March 31, 2021 from 14.3% in the three months ended March 31, 2020. The increase was due to a sale mix shift towards higher margin towable units, along with average sales price increases driven by record demand.

Used Vehicles

Used vehicle revenue increased 42.4%, or $87.6 million, to $294.3 million in the three months ended March 31, 2021 from $206.7 million in the three months ended March 31, 2020. The increase was primarily due to a 19.8% increase in average selling price per vehicle and an 18.9% increase in vehicle units sold, driven by increases in nearly all product types. On a same store basis, used vehicle revenue increased 38.2% to $279.5 million and used vehicle units increased 14.8% in the three months ended March 31, 2021 compared to the three months ended March 30, 2020.

Used vehicle gross profit increased 65.8%, or $28.2 million, to $71.1 million in the three months ended March 31, 2021 from $42.9 million in the three months ended March 31, 2020. The increase was due to a 39.5% increase in average gross profit per vehicle, and an 18.9% increase in vehicle units sold. Used vehicle gross margin increased 341 basis points to 24.2% in the three months ended March 31, 2021 from 20.7% in the three months ended March 31, 2020. The increase was driven by strong demand in the used vehicle market across nearly all product types, and our focus on sourcing used inventory to meet that demand.

Products, service and other

Products, service and other revenue increased 45.6%, or $78.6 million, to $251.3 million in the three months ended March 31, 2021, from $172.6 million in the three months ended March 31, 2020. The increase was primarily attributable to increased new and used vehicle sales which resulted in an increase in the historical RV parts and accessory sales. On a same store basis, products, service and other revenue increased 32.3% to $167.9 million for the three months ended March 31, 2021 from $126.9 million in the three months ended March 31, 2020.

Products, service and other gross profit increased 55.8%, or $34.8 million, to $97.1 million in the three months ended March 31, 2021 from $62.4 million in the three months ended March 31, 2020. The increase was driven by increased volume of products sold and improved margins. Products, service and other gross margin increased 253 basis points to 38.7% in the three months ended March 31, 2021 from 36.1% in the three months ended March 31, 2020. The increase was primarily due to a sales mix shift towards higher margin traditional RV-related products, as well as the increase in RV unit sales, which drove additional accessory purchases.

Finance and Insurance, net

Finance and insurance revenue and gross profit is recorded net, since the Company is acting as an agent in the transaction, and commission is recognized when a finance and insurance product contract payment has been received or financing has been arranged. Finance and insurance, net increased 49.5%, or $45.8 million, to $138.3 million in the three months ended March 31, 2021 from $92.5 million in the three months ended March 31, 2020 primarily due to increased vehicles sold. Finance and insurance, net as a percentage of new and used vehicle revenue decreased to 12.4% for the three months ended March 31, 2021 from 13.1% for the three months ended March 31, 2020, driven by the increase in average RV sales prices. On a same store basis, finance and insurance, net increased 43.8%, or $39.5 million, to $129.9 million versus the three months ended March 31, 2020.

Good Sam Club

Good Sam Club revenue increased 1.4%, or $0.1 million, to $11.2 million in the three months ended March 31, 2021 from $11.0 million in the three months ended March 31, 2020. The increase primarily resulted from a $0.4 million increase in marketing fee revenue from Good Sam Club co-branded credit cards partially offset by a $0.3 million revenue reduction primarily due a shift in term mix toward longer-term memberships.

Good Sam Club gross profit increased 6.3%, or $0.6 million, to $9.3 million in the three months ended March 31, 2021 from $8.8 million in the three months ended March 31, 2020. The increase was primarily due to increased marketing fee revenue from Good Sam Club co-branded credit cards and reduced marketing expenses for the Good Sam Club. Good Sam Club gross margin increased to 83.5% in the three months ended March 31, 2021 from 79.6% in the three months ended March 31, 2020.

Selling, general and administrative expenses

Selling, general and administrative expenses increased 25.9%, or $69.4 million, to $337.0 million in the three months ended March 31, 2021 from $267.7 million in the three months ended March 31, 2020. The $69.4 million increase was primarily due to a $59.4 million increase in wage-related expenses attributable in large part to variable pay on increased gross profit, an $8.2 million increase in selling expenses mainly driven by branding and other marketing spend reductions made at the beginning of the COVID-19 pandemic, and a $3.9 million increase in occupancy expenses, partially offset by a $1.9 million decrease in professional fees, and a $0.2 million decrease in other store and corporate overhead expenses. Selling, general and administrative expenses as a percentage of total gross profit decreased to 64.8% in the three months ended March 31, 2021, from 88.4% in the three months ended March 31, 2020.

Depreciation and amortization

Depreciation and amortization decreased 9.8%, or $1.4 million, to $12.7 million in the three months ended March 31, 2021 from $14.1 million in the three months ended March 31, 2020 due primarily to the adjustment of the useful lives for fixtures within our retail locations relating to discounted products that resulted in additional depreciation during the three months ended March 31, 2020.

Long-lived asset impairment

As discussed in Note 4 – Restructuring and Long-lived Asset Impairment to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q, we recognized $0.5 million of long-lived asset impairments during the three months ended March 31, 2021 which related to the 2019 Strategic Shift discussed above, and $6.6 million for the three months ended March 31, 2020, of which $6.5 million related to the 2019 Strategic Shift discussed above.

Lease termination

Lease termination expense of $1.8 million and $0.6 million in the three months ended March 31, 2021 and March 31, 2020, respectively, related primarily to the 2019 Strategic Shift discussed above.

Floor plan interest expense

Floor plan interest expense decreased 60.6%, or $5.2 million, to $3.4 million in the three months ended March 31, 2021 from $8.6 million in the three months ended March 31, 2020. The decrease was primarily due to a 168 basis point decrease in the average floor plan borrowing rate, and a 30.1% decrease in average floor plan borrowings driven by lower average new unit inventory levels.

Other interest expense, net

Other interest expense decreased 16.6%, or $2.4 million, to $12.2 million in the three months ended March 31, 2021 from $14.7 million in the three months ended March 31, 2020. The decrease was primarily due to a 76 basis point decrease in the Term Loan Facility average interest rate.

Tax Receivable Agreement Liability adjustment

The Tax Receivable Agreement Liability adjustment of $3.5 million in the three months ended March 31, 2021 related to a remeasurement during the three months ended March 31, 2021 to reflect an increase in state tax rates.

Income tax expense

Income tax expense decreased $2.1 million to $2.0 million in the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The decrease was primarily due to the $14.9 million release of valuation allowance at CW which is now available to offset state combined income in certain unitary states due to the Company’s increased ownership in CWGS, LLC and $4.1 million benefit related to the revaluation of deferred tax assets as a result of increased state tax rates, net of higher income generated at CWGS, LLC for which the Company is subject to U.S. federal and state taxes on its allocable share and lower operating losses recorded by Camping World, Inc. (“CW”) for which limited tax benefit can be recognized. The valuation allowance release during the three months ended March 31, 2021 is attributable to the change in the entities within state combined filing groups due to unitary relationships, which provide additional taxable income sources to utilize CW’s deferred tax assets. CWH’s increased ownership in CWGS, LLC and other qualitative unity factors impacted the unitary relationships.

Net income (loss)

Net income increased $161.6 million to a net income of $147.4 million for the three months ended March 31, 2021 from a net loss of $14.1 million for the three months ended March 31, 2020. The change was primarily due to the items mentioned above.

Segment results

The following tables sets forth a reconciliation of total segment income (loss) to consolidated income (loss) before income taxes for each of our segments for the periods presented:

	Three Months Ended
	March 31, 2021		March 31, 2020		Favorable/
		Percent of		Percent of	(Unfavorable)
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%
Revenue:
Good Sam Services and Plans	$40,912	2.6%	$48,692	4.7%	$(7,780)	(16.0)%
RV and Outdoor Retail	1,523,167	97.8%	984,093	95.8%	539,074	54.8%
Elimination of intersegment revenue	(6,298)	(0.4)%	(5,512)	(0.5)%	(786)	(14.3)%
Total consolidated revenue	1,557,781	100.0%	1,027,273	100.0%	530,508	51.6%
Segment income:(1)
Good Sam Services and Plans	21,183	1.4%	21,340	2.1%	(157)	(0.7)%
RV and Outdoor Retail	159,036	10.2%	128	0.0%	158,908	n/m
Total segment income	180,219	11.6%	21,468	2.1%	158,751	n/m
Corporate & other	(2,352)	(0.2)%	(2,729)	(0.3)%	377	13.8%
Depreciation and amortization	(12,701)	(0.8)%	(14,078)	(1.4)%	1,377	9.8%
Other interest expense, net	(12,223)	(0.8)%	(14,658)	(1.4)%	2,435	16.6%
Tax Receivable Agreement liability adjustment	(3,520)	(0.2)%	—	—	(3,520)	n/m
Other non-operating income, net	45	0.0%	—	—	45	n/m
Income (loss) before income taxes	$149,468	9.6%	$(9,997)	(1.0)%	$159,465	n/m

Same store revenue- RV and Outdoor Retail(2)	$1,348,629		$904,261		$444,368	49.1%

n/m – not meaningful

(1)	Segment income represents income for each of our reportable segments and is defined as income from operations before depreciation and amortization, plus floor plan interest expense.
(2)	Same store revenue definition not applicable to the Good Sam Services and Plans segment.

Good Sam Services and Plans

Good Sam Services and Plans segment revenue decreased 16.0%, or $7.8 million, to $40.9 million in the three months ended March 31, 2021, from $48.7 million in the three months ended March 31, 2020. The decrease was primarily attributable to a $7.8 million decrease due to no consumer shows being held during the three months ended March 31, 2021 due to COVID-19, a $1.2 million decrease from the extended warranty insurance programs primarily due to the elimination of low margin programs, and a $0.7 million decrease from reduced magazine ad sales as a result of combining two magazines into one, partially offset by a $1.2 million increase from roadside assistance programs primarily resulting from increased contracts in force, a $0.6 million increase in Good Sam TravelAssist revenue primarily resulting from increased contracts in force, and $0.1 million increase from other services and plans.

Good Sam Services and Plans segment income decreased 0.7%, or $0.2 million, to $21.2 million in the three months ended March 31, 2021, from $21.3 million in the three months ended March 31, 2020. The decrease was primarily attributable to a $2.9 million decrease due to no consumer shows being held in 2021 due to COVID-19, a $1.3 million increase in selling general and administrative expenses and $0.5 million decrease from other services and plans, partially offset by a $1.9 million increase from roadside assistance programs primarily due to increase contracts in force and reduced program costs, a $1.0 million increase from our extended vehicle warranty programs, a $0.9 million reduction in other program costs, and a $0.7 million increase from the Good Sam TravelAssist programs. Segment income margin net of intersegment revenue elimination increased 662 basis points to 51.8% primarily due to reduced consumer shows during three months ended March 31, 2021, increased roadside assistance and extended vehicle warranty gross margin, and reduced program cost accrual.

RV and Outdoor Retail

RV and Outdoor Retail segment revenue increased 54.8%, or $539.1 million, to $1.5 billion in the three months ended March 31, 2021 from $1.0 billion in the three months ended March 31, 2020. The increase was primarily driven by a $325.4 million, or 65.3%, increase in new vehicle revenue, an $87.8 million, or 42.4%, increase in used vehicle revenue, a $78.6 million, or 45.4%, increase in products, service and other revenue, a $47.2 million, or 49.9%, increase in finance and insurance, net revenue, and a $0.1 million, or 1.4%, increase in Good Sam Club revenue.

RV and Outdoor Retail segment income increased $158.9 million to a segment income of $159.0 million in the three months ended March 31, 2021 from a segment income of $0.1 million in the three months ended March 31, 2020. The increase was primarily related to increased segment gross profit of $216.7 million primarily due to increased volume of vehicles sold and increased gross profit per unit sold, a $6.0 million reduction in long-lived asset impairment, a $5.2 million reduction in floor plan interest expense, and a $0.6 million reduction in loss on asset disposal, partially offset by a $68.5 million increase in selling, general and administrative expenses, and a $1.1 million increase in lease termination expense. RV and Outdoor Retail segment margin increased to 10.5% in the three months ended March 31, 2021 from 0% in the three months ended March 31, 2020.

Corporate and other expenses

Corporate and other expenses decreased 13.8%, or $0.4 million, to $2.4 million in the three months ended March 31, 2021 from $2.7 million in the three months ended March 31, 2020 primarily from reduced professional fees.

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

EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin

We define “EBITDA” as net income (loss) before other interest expense, net (excluding floor plan interest expense), provision for income tax expense and depreciation and amortization. We define “Adjusted EBITDA” as EBITDA further adjusted for the impact of certain non-cash and other items that we do not consider in our evaluation of ongoing operating performance. These items include, among other things, long-lived asset impairment, lease termination loss, gains and losses on disposal of assets, equity-based compensation, Tax Receivable Agreement liability adjustment, restructuring costs related to the 2019 Strategic Shift, and other unusual or one-time items. We define “Adjusted EBITDA Margin” as Adjusted EBITDA as a percentage of total revenue. We caution investors that amounts presented in accordance with our definitions of EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin may not be comparable to similar measures disclosed by our competitors, because not all companies and analysts calculate EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin in the same manner. We present EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin because we consider them to be important supplemental measures of our performance and believe they are frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. Management believes that investors’ understanding of our performance is enhanced by including these Non-GAAP Financial Measures as a reasonable basis for comparing our ongoing results of operations.

The following table reconciles EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin to the most directly comparable GAAP financial performance measures, which are net income (loss) and net income (loss) margin, respectively:

	Three Months Ended
	March 31,	March 31,
($ in thousands)	2021	2020
EBITDA:
Net income (loss)	$147,425	$(14,129)
Other interest expense, net	12,223	14,658
Depreciation and amortization	12,701	14,078
Income tax expense	2,043	4,132
Subtotal EBITDA	174,392	18,739
Long-lived asset impairment (a)	546	6,569
Lease termination (b)	1,756	584
(Gain) loss on disposal of assets, net (c)	(99)	511
Equity-based compensation (d)	6,109	3,312
Tax Receivable Agreement liability adjustment (e)	3,520	—
Restructuring costs (f)	3,067	6,282
Adjusted EBITDA	$189,291	$35,997

	Three Months Ended
	March 31,	March 31,
(as percentage of total revenue)	2021	2020
EBITDA margin:
Net income (loss) margin	9.5%	(1.4)%
Other interest expense, net	0.8%	1.4%
Depreciation and amortization	0.8%	1.4%
Income tax expense	0.1%	0.4%
Subtotal EBITDA margin	11.2%	1.8%
Long-lived asset impairment (a)	0.0%	0.6%
Lease termination (b)	0.1%	0.1%
(Gain) loss on disposal of assets, net (c)	(0.0)%	0.0%
Equity-based compensation (d)	0.4%	0.3%
Tax Receivable Agreement liability adjustment (e)	0.2%	—
Restructuring costs (f)	0.2%	0.6%
Adjusted EBITDA margin	12.2%	3.5%

(a)	Represents long-lived asset impairment charges related to the RV and Outdoor Retail segment, which primarily relate to locations affected by the 2019 Strategic Shift. See Note 4 – Restructuring and Long-lived Asset Impairment to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional information.
(b)	Represents the loss on the termination of operating leases, relating primarily to the 2019 Strategic Shift, resulting from the lease termination fees and the derecognition of the operating lease assets and liabilities. See Note 4– Restructuring and Long-lived Asset Impairment to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional information.
(c)	Represents an adjustment to eliminate the losses and gains on disposal and sales of various assets.
(d)	Represents non-cash equity-based compensation expense relating to employees, directors, and consultants of the Company.
(e)	Represents an adjustment to eliminate the loss on remeasurement of the Tax Receivable Agreement primarily due to changes in our blended statutory income tax rate. See Note 12 — Income Taxes to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
(f)	Represents restructuring costs relating to our 2019 Strategic Shift. These restructuring costs include one-time employee termination benefits relating to retail store or distribution center closures/divestitures, incremental inventory reserve charges, and other associated costs. These costs exclude lease termination costs, which are presented separately above. See Note 4 – Restructuring and Long-lived Asset Impairment to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional information.

Adjusted Net Income Attributable to Camping World Holdings, Inc. and Adjusted Earnings Per Share

We define “Adjusted Net Income Attributable to Camping World Holdings, Inc. – Basic” as net income (loss) attributable to Camping World Holdings, Inc. adjusted for the impact of certain non-cash and other items that we do not consider in our evaluation of ongoing operating performance. These items include, among other things, long-lived asset impairment, lease termination costs, gains and losses on disposal of assets, equity-based compensation, Tax Receivable Agreement liability adjustment, restructuring costs related to the 2019 Strategic Shift, other unusual or one-time items, the income tax expense effect of these adjustments, and the effect of net income attributable to non-controlling interests from these adjustments.

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

	Three Months Ended
	March 31,	March 31,
(In thousands except per share amounts)	2021	2020
Numerator:
Net income (loss) attributable to Camping World Holdings, Inc.	$62,322	$(8,160)
Adjustments related to basic calculation:
Long-lived asset impairment (a):
Gross adjustment	546	6,569
Income tax expense for above adjustment (b)	—	(13)
Lease termination (c):
Gross adjustment	1,756	584
Income tax expense for above adjustment (b)	(39)	—
(Gain) loss on disposal of assets (d):
Gross adjustment	(99)	511
Income tax expense for above adjustment (b)	(1)	(1)
Equity-based compensation (e):
Gross adjustment	6,109	3,312
Income tax expense for above adjustment (b)	(654)	(302)
Tax Receivable Agreement liability adjustment (f):
Gross adjustment	3,520	—
Income tax expense for above adjustment (b)	(898)	—
Restructuring costs (g):
Gross adjustment	3,067	6,282
Income tax expense for above adjustment (b)	(13)	(35)
Adjustment to net (income) loss attributable to non-controlling interests resulting from the above adjustments (h)	(5,809)	(9,994)
Adjusted net income (loss) attributable to Camping World Holdings, Inc. – basic	69,807	(1,247)
Adjustments related to diluted calculation:
Reallocation of net income attributable to non-controlling interests from the dilutive exchange of common units in CWGS, LLC (i)	90,912	—
Income tax on reallocation of net income attributable to non-controlling interests from the dilutive exchange of common units in CWGS, LLC (j)	(21,852)	—
Assumed income tax expense of combining C-corporations with full or partial valuation allowances with the income of other consolidated entities after the dilutive exchange of common units in CWGS, LLC (k)	(12,919)	—
Adjusted net income (loss) attributable to Camping World Holdings, Inc. – diluted	$125,948	$(1,247)
Denominator:
Weighted-average Class A common shares outstanding – basic	43,584	37,534
Adjustments related to diluted calculation:
Dilutive exchange of common units in CWGS, LLC for shares of Class A common stock (l)	45,534	—
Dilutive options to purchase Class A common stock (l)	165	—
Dilutive restricted stock units (l)	955	—
Adjusted weighted average Class A common shares outstanding – diluted	90,238	37,534

Adjusted earnings per share - basic	$1.60	$(0.03)
Adjusted earnings per share - diluted	$1.40	$(0.03)

	Three Months Ended
	March 31,	March 31,
(In thousands except per share amounts)	2021	2020

Anti-dilutive amounts (m):
Numerator:
Reallocation of net income attributable to non-controlling interests from the anti-dilutive exchange of common units in CWGS, LLC (i)	$—	$4,025
Income tax on reallocation of net income attributable to non-controlling interests from the anti-dilutive exchange of common units in CWGS, LLC (j)	$—	$(5,734)
Assumed income tax benefit of combining C-corporations with full or partial valuation allowances with the income of other consolidated entities after the anti-dilutive exchange of common units in CWGS, LLC (k)	$—	$8,143
Denominator:
Anti-dilutive exchange of common units in CWGS, LLC for shares of Class A common stock (l)	—	51,649
Anti-dilutive restricted stock units (l)	—	284

(a)	Represents long-lived asset impairment charges related to the RV and Outdoor Retail segment, which primarily relate to locations affected by the 2019 Strategic Shift. See Note 4 – Restructuring and Long-lived Asset Impairment to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional information.
(b)	Represents the current and deferred income tax expense or benefit effect of the above adjustments, many of which are related to entities with full valuation allowances for which no tax benefit can be currently recognized. This assumption uses an effective tax rate of 25.5% and 25.0% for the adjustments for the 2021 and 2020 periods, respectively, which represents the estimated tax rate that would apply had the above adjustments been included in the determination of our non-GAAP metric.
(c)	Represents the loss on termination of operating leases, relating primarily to the 2019 Strategic Shift, resulting from the lease termination fees and the derecognition of the operating lease assets and liabilities. See Note 4 – Restructuring and Long-lived Asset Impairment to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional information.
(d)	Represents an adjustment to eliminate the gains and losses on disposal of various assets.
(e)	Represents non-cash equity-based compensation expense relating to employees, directors, and consultants of the Company.
(f)	Represents an adjustment to eliminate the loss on remeasurement of the Tax Receivable Agreement primarily due to changes in our blended statutory income tax rate. See Note 12 — Income Taxes to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
(g)	Represents restructuring costs relating to our 2019 Strategic Shift. These restructuring costs include one-time employee termination benefits relating to retail store or distribution center closures/divestitures, incremental inventory reserve charges, and other associated costs. These costs exclude lease termination costs, which are presented separately above. See Note 4 – Restructuring and Long-lived Asset Impairment to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional information.
(h)	Represents the adjustment to net income attributable to non-controlling interests resulting from the above adjustments that impact the net income of CWGS, LLC. This adjustment uses the non-controlling interest’s weighted average ownership of CWGS, LLC of 51.1% and 57.9% for the three months ended March 31, 2021 and 2020, respectively.
(i)	Represents the reallocation of net income attributable to non-controlling interests from the impact of the assumed change in ownership of CWGS, LLC from stock options, restricted stock units, and/or common units of CWGS, LLC.
(j)	Represents the income tax expense effect of the above adjustment for reallocation of net income attributable to non-controlling interests. This assumption uses an effective tax rate of 25.5% and 25.0% for the adjustments for the 2021 and 2020 periods, respectively.
(k)	Typically represents adjustments to reflect the income tax benefit of losses of consolidated C-corporations that under the Company’s current equity structure cannot be used against the income of other consolidated subsidiaries of CWGS, LLC. However, for the three months ended March 31, 2021, this adjustment included the reversal of the $14.9 million release of valuation allowance for Camping World, Inc. Subsequent to the exchange of all common units in CWGS, LLC, the Company believes certain actions could be taken such that the C-corporations’ losses could offset income of other consolidated subsidiaries. The adjustment reflects the income tax benefit assuming effective tax rate of 25.5% and 25.0% during the 2021 and 2020 periods, respectively, for the losses experienced by the consolidated C-corporations for which valuation allowances have been recorded. No assumed release of valuation allowance established for previous periods were included in these amounts and the $14.9 million release of valuation allowance during the three months ended March 31, 2021 was considered to be reversed and excluded from adjusted net income (loss) attributable to Camping World Holdings, Inc. – diluted for purposes of this calculation.
(l)	Represents the impact to the denominator for stock options, restricted stock units, and/or common units of CWGS, LLC.
(m)	The below amounts have not been considered in our adjusted earnings per share – diluted amounts as the effect of these items are anti-dilutive.

Uses and Limitations of Non-GAAP Financial Measures

Management and our board of directors use the Non-GAAP Financial Measures:

●	as a measurement of operating performance because they assist us in comparing the operating performance of our business on a consistent basis, as they remove the impact of items not directly resulting from our core operations;
●	for planning purposes, including the preparation of our internal annual operating budget and financial projections;
●	to evaluate the performance and effectiveness of our operational strategies; and
●	to evaluate our capacity to fund capital expenditures and expand our business.

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

Due to these limitations, the Non-GAAP Financial Measures should not be considered as measures of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using these Non-GAAP Financial Measures only supplementally. As noted in the tables above, certain of the Non-GAAP Financial Measures include adjustments for long-lived asset impairment, lease termination costs, gains and loss on disposal of assets, equity-based compensation, Tax Receivable Agreement liability, restructuring costs related to the 2019 Strategic Shift, other unusual or one-time items, and the income tax expense effect described above, as applicable. It is reasonable to expect that certain of these items will occur in future periods. However, we believe these adjustments are appropriate because the amounts recognized can vary significantly from period to period, do not directly relate to the ongoing operations of our business and complicate comparisons of our internal operating results and operating results of other companies over time. Each of the normal recurring adjustments and other adjustments described in this paragraph and in the reconciliation tables above help management with a measure of our core operating performance over time by removing items that are not related to day-to-day operations.

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

As a public company, our additional liquidity needs include public company costs, payment of regular and special cash dividends, any exercise of the redemption right by the Continuing Equity Owners from time to time (should we elect to exchange common units for a cash payment), our stock repurchase program as described below, payments under the Tax Receivable Agreement, and state and federal taxes to the extent not reduced as a result of the Tax Receivable Agreement. The Continuing Equity Owners may exercise such redemption right for as long as their common units remain outstanding. Although the actual timing and amount of any payments that may be made under the Tax Receivable Agreement will vary, we expect that the payments that we will be required to make to the Continuing Equity Owners, Former Profit Unit Holders and Crestview Partners II GP, L.P. will be significant. Any payments made by us to Continuing Equity Owners, Former Profit Unit Holders and Crestview Partners II GP, L.P. under the Tax Receivable Agreement will generally reduce the amount of overall cash flow that might have otherwise been available to us or to CWGS, LLC and, to the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, the unpaid amounts generally will be deferred and will accrue interest until paid by us; provided, however, that nonpayment for a specified period may constitute a material breach of a material obligation under the Tax Receivable Agreement and therefore may accelerate payments due under the Tax Receivable Agreement. For a discussion of the Tax Receivable Agreement, see Note 12 — Income Taxes to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

On October 30, 2020, our board of directors authorized a stock repurchase program for the repurchase of up to $100.0 million of our Class A common stock, expiring on October 31, 2022. Repurchases under the program are subject to any applicable limitations on the availability of funds to be distributed to the Company by CWGS, LLC to fund the repurchase and may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases to be determined at our discretion, depending on market conditions and corporate needs. Open market repurchases will be structured to occur in accordance with applicable federal securities laws, including within the pricing and volume requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended. We may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of our shares under this authorization. This program does not obligate us to acquire any particular amount of Class A common stock and the program may be extended, modified, suspended or discontinued at any time at the Board’s discretion. We expect to fund the repurchases using cash on hand. During the three months ended March 31, 2021, we did not repurchase any shares of our Class A common stock. As of March 31, 2021, $78.5 million is available under the stock repurchase program to repurchase additional shares of our Class A common stock.

For the three months ended March 31, 2021, we paid a regular quarterly cash dividend on our Class A common stock of $0.23 per share, which was funded with a $0.09 per common unit cash distribution from CWGS, LLC and the remainder funded with all or a portion of the Excess Tax Distribution (as defined under “Dividend Policy” included in Part II, Item 5 of our Annual Report). On April 29, 2021, our board of directors approved the increase of the regular quarterly cash dividend on our Class A common stock to $0.25 per share, which will be funded with a $0.10 per common unit cash distribution from CWGS, LLC and the remainder funded with all or a portion of the Excess Tax Distribution. CWGS, LLC is required to make cash distributions in accordance with the CWGS LLC Agreement in an amount sufficient for us to pay any expenses incurred by us in connection with the regular quarterly cash dividend, along with any of our other operating expenses and other obligations. Our dividend policy has certain risks and limitations, particularly with respect to liquidity, and we may not pay dividends according to our policy, or at all.

As described above, CWGS, LLC intends to make a regular quarterly cash distribution to its common unit holders, including us, and we intend to use all of the proceeds from such distribution on our common units to pay a portion of our regular quarterly cash dividend on our Class A common stock, subject to our discretion as the sole managing member of CWGS, LLC and the discretion of our board of directors. On April 29, 2021, our board of directors approved the increase of the portion of the quarterly dividend funded by these quarterly cash distributions from CWGS, LLC to $0.10 per share of Class A common stock from $0.09 per share, which had previously been raised to $0.09 per share from $0.08 per share on July 20, 2020.

Additionally, as described above, we currently intend to pay a portion of our regular quarterly cash dividend with all or a portion of the Excess Tax Distribution to the holders of our Class A common stock subject to the discretion of our board of directors as described under “Dividend Policy” in our Annual Report. Prior to 2021, this portion of our dividend relating to all or a portion of the Excess Tax Distribution was referred to as a special dividend. On April 29, 2021, our board of directors increased the quarterly cash dividend relating to all or a portion of the Excess Tax Distribution to $0.15 per share of Class A common stock from $0.14 per share. The quarterly cash dividend relating to all or a portion of the Excess Tax Distribution had previously been raised to $0.14 per share from $0.08 per share on September 17, 2020, beginning with the three months ended December 31, 2020, and also previously raised to $0.08 per share from $0.0732 per share on July 20, 2020.

We have currently identified over 20 markets that would be attractive for both acquisition and greenfield opportunities in 2021. This expansion could require in excess of $150.0 million for a combination of business acquisitions and capital expenditures relating to land, buildings, and improvements. During the three months ended March 31, 2021, we acquired three dealerships totaling $10.4 million (see Note 11 – Acquisitions to our condensed consolidated financial statements included in Part 1, Item 1 of this Form 10-Q). Factors that could impact the quantity of locations or the cost to acquire or open those locations include, but are not limited to, our ability to locate potential acquisition targets or greenfield locations in a geographic area and at a cost that meet our success criteria; continued strong cash flow generation from our operations to fund these acquisitions and new locations; and availability of financing on our Floor Plan Facility.

During the three months ended March 31, 2021, we incurred long-lived asset impairment charges of $0.5 million related to the 2019 Strategic Shift. We expect that none of the foregoing charges will result in future cash expenditures. Additionally, in connection with the 2019 Strategic Shift, we have incurred or expect to incur costs relating to one-time employee termination benefits of $1.2 million, lease termination costs of between $18.0 million and $36.0 million, incremental inventory reserve charges of $42.4 million, and other associated costs of $31.0 million to $34.0 million. We expect that approximately $6.8 million to $9.8 million of other associated costs and $4.5 million to $22.5 million of lease termination costs will result in future cash expenditures. For a discussion of the 2019 Strategic Shift, see Note 4 — Restructuring and Long-lived Asset Impairment to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

There is significant uncertainty surrounding the impact of the COVID-19 pandemic on our results of operations and cash flows. As a result, we initially took proactive steps to increase cash available on-hand, including, but not limited to, reducing cash expenditures, including wage reductions through a combination of temporary salary reductions, layoffs, and furloughs; negotiating payment deferrals with lessors; reducing marketing and promotional expenses; and delaying strategic capital expenditures. As demand for our products accelerated and our cash position improved, most of the temporary salary reductions ended in May 2020. Additionally, as a result of our improved cash position, we made voluntary principal payments in June 2020 of $9.6 million on our Term Loan Facility and $20.0 million on our Revolving Credit Facility. We are continually monitoring the COVID-19 pandemic and its potential impacts on our business. If stay-at-home and shelter-in-place restrictions are put back into place, we may choose to re-implement cost reduction measures.

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

As of March 31, 2021 and December 31, 2020, we had working capital of $541.0 million and $458.7 million, respectively, including $256.9 million and $166.1 million, respectively, of cash and cash equivalents. Our working capital reflects the cash provided by deferred revenue and gains reported under current liabilities of $88.0 million and $88.2 million as of March 31, 2021 and December 31, 2020, respectively, which reduces working capital. Deferred revenue primarily consists of cash collected for club memberships and roadside assistance contracts in advance of services to be provided, which is deferred and recognized as revenue over the life of the membership, and deferred revenue for the annual guide. We use net proceeds from this deferred membership revenue to lower our long-term borrowings and finance our working capital needs. Our Floor Plan Facility includes a flooring line aggregate interest reduction (“FLAIR”) offset account that allows us to transfer cash as an offset to the payable under the Floor Plan Facility. The FLAIR offset account at March 31, 2021 was $136.6 million, all of which could have been withdrawn while remaining in compliance with the financial covenants of the Floor Plan Facility.

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

Cash Flow

The following table shows summary cash flows information for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
(In thousands)	2021	2020
Net cash provided by (used in) operating activities	$87,832	$(15,189)
Net cash used in investing activities	(46,215)	(8,456)
Net cash provided by (used in) financing activities	49,181	(14,470)
Net increase (decrease) in cash and cash equivalents	$90,798	$(38,115)

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

Net cash provided by operating activities was $87.8 million in the three months ended March 31, 2021, an increase of $103.0 million from $15.2 million of net cash used in operating activities in the three months ended March 31, 2020. The increase was primarily due to a $161.6 million increase in net income, $30.6 million of reduced inventory purchases, and $40.5 million of increased accounts payable and other accrued expenses, partially offset by a $123.4 million increase in accounts receivable and $6.3 million of other cash uses.

Investing activities. Our investment in business activities primarily consists of expanding our operations through organic growth and the acquisition of retail locations. Substantially all of our new retail locations and capital expenditures have been financed using cash provided by operating activities and borrowings under our Senior Secured Credit Facilities.

The table below summarizes our capital expenditures for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
(In thousands)	2021	2020
IT hardware and software	$2,101	$2,645
Greenfield and acquired retail locations	4,579	1,831
Existing retail locations	7,856	4,022
Corporate and other	370	170
Total capital expenditures	$14,906	$8,668

Our capital expenditures consist primarily of investing in acquired and greenfield retail and RV dealership locations, existing retail locations, information technology, hardware, and software. There were no material commitments for capital expenditures as of March 31, 2021.

Net cash used in investing activities was $46.2 million for the three months ended March 31, 2021. The $46.2 million of cash used in investing activities was comprised of $21.4 million for the purchase of real property, $14.9 million of capital expenditures primarily related to retail locations, $10.4 million for the purchase of RV and outdoor retail businesses, and $0.3 million of investment in businesses, partially offset by $0.6 million from the sale of real property, and proceeds of $0.2 million from the sale of property and equipment. See Note 11 – Acquisitions to our condensed consolidated financial statements included in Part 1, Item 1 of this Form 10-Q.

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

Our net cash provided by financing activities was $49.2 million for the three months ended March 31, 2021. The $49.2 million of cash provided by financing activities was primarily due to $78.1 million of net proceeds from borrowings under the Floor Plan Facility, and $2.0 million of proceeds from exercise of stock options, partially offset by $16.9 million of member distributions, $10.4 million of dividends paid on Class A common stock, $3.4 million of payments on long-term debt, and $0.2 million of payments related to withholding taxes upon the vesting of RSUs.

Our net cash used in financing activities was $14.5 million for the three months ended March 31, 2020. The $14.5 million of cash used in financing activities was primarily due to $8.4 million of non-controlling member distributions, $5.8 million of dividends paid on Class A common stock, $3.5 million of payments on long-term debt, and $0.2 million of payments related to RSU shares withheld for taxes, partially offset by $3.4 million of net borrowings under the Floor Plan Facility.

Description of Senior Secured Credit Facilities, Floor Plan Facility and Real Estate Facility

As of March 31, 2021 and December 31, 2020, we had outstanding debt in the form of our Senior Secured Credit Facilities, our Floor Plan Facility, and our Real Estate Facility. We may from time to time seek to refinance, retire or exchange our outstanding debt. Such refinancings, repayments or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. For additional information regarding our interest rate risk and interest rate hedging instruments, see “Quantitative and Qualitative Disclosures About Market Risk” in Part I, Item 3 of this Form 10-Q.

Senior Secured Credit Facilities

As of March 31, 2021 and December 31, 2020, CWGS Group, LLC (the “Borrower”), an indirect subsidiary of the Company, was party to a credit agreement (as amended from time to time, the “Credit Agreement”) for a senior secured credit facility (the “Senior Secured Credit Facilities”). The Senior Secured Credit Facilities consist of a term loan facility (the “Term Loan Facility”) and a $35.0 million revolving credit facility (the “Revolving Credit Facility”). The Term Loan Facility requires mandatory principal payments in equal quarterly installments of $3.0 million. The Revolving Credit Facility matures on November 8, 2021, and the Term Loan Facility matures on November 8, 2023. As of March 31, 2021, the average interest rate on the Term Loan Facility was 3.5%.

The Credit Agreement for our Senior Secured Credit Facilities requires the “Borrower” and its subsidiaries to comply on a quarterly basis with a maximum Total Leverage Ratio (as defined in the Credit Agreement), which covenant is in effect only if, as of the end of each calendar quarter, the aggregate amount of borrowings under the revolving credit facility (including swingline loans), letters of credit and unreimbursed letter of credit disbursements outstanding at such time (minus the lesser of (a) $5.0 million and (b) letters of credit outstanding) is greater than 30% of the aggregate amount of the Revolving Lenders’ Revolving Commitments (minus the lesser of (a) $5.0 million and (b) letters of credit outstanding), as defined in the Credit Agreement. As of March 31, 2021, we were not subject to this covenant as borrowings under the Revolving Credit Facility did not exceed the 30% threshold. To the extent that we are unable to comply with the maximum Total Leverage Ratio in the future, we would be unable to borrow under the Revolving Credit Facility and may need to seek alternative sources of financing in order to operate and finance our business as we deem appropriate. The Company’s borrowing capacity under the Revolving Credit Facility at March 31, 2021 was limited to $29.1 million of borrowings. At March 31, 2021, we would have met this covenant if we had exceeded the 30% threshold. We were in compliance with all applicable debt covenants at March 31, 2021 and December 31, 2020. Additionally, the Borrower is required to prepay the term loan borrowings in an aggregate amount up to 50% of excess cash flow, as defined in the Credit Agreement, for such fiscal year depending on the Total Leverage Ratio. We were not required to make an additional excess cash flow payment relating to 2020 and we do not expect that an additional excess cash flow payment will be required relating to 2021.

See our Annual Report and Note 6 – Long-term Debt to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for a further discussion of the outstanding amounts, available borrowings and terms of the Senior Secured Credit Facilities.

Floor Plan Facility

As of March 31, 2021 and December 31, 2020, FreedomRoads, LLC (“FR”), an indirect subsidiary of the Company, maintained floor plan financing through the Seventh Amended and Restated Credit Agreement (“Floor Plan Facility”). The applicable borrowing rate margin on LIBOR and base rate loans ranges from 2.05% to 2.50% and 0.55% and 1.00%, respectively, based on the consolidated current ratio at FR. At March 31, 2021, the Floor Plan Facility allowed FR to borrow (a) up to $1.38 billion under a floor plan facility, (b) up to $15.0 million under a letter of credit facility and (c) up to a maximum amount outstanding of $45.0 million under the revolving line of credit, which maximum amount outstanding decreases by $3.0 million on the last day of each fiscal quarter. The maturity date of the Floor Plan Facility is March 15, 2023.

On May 12, 2020, FR entered into a Third Amendment to the Seventh Amended and Restated Credit Agreement (“Third Amendment”) that provided FR with a one-time option to request a temporary four-month reduction of the minimum Consolidated Current Ratio (as defined in the Floor Plan Facility) at any time during 2020 and the first seven days of 2021. FR did not exercise that option. From May 12, 2020 through July 31, 2020, FR was not allowed to draw further Revolving Credit Loans (as defined in the Floor Plan Facility). On June 29, 2020, FR made a voluntary $20.0 million principal payment on the revolving line of credit. The borrowings under the floor plan credit agreement bear interest at one-month LIBOR plus 2.05% as of March 31, 2021 and December 31, 2020. LIBOR was 0.12% and 0.15% as of March 31, 2021 and December 31, 2020, respectively.

The credit agreement governing the Floor Plan Facility contains certain financial covenants, which we were in compliance with at March 31, 2021 and December 31, 2020.

See our Annual Report and Note 3 – Inventories and Floor Plan Payable to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for a further discussion of the outstanding amounts, available borrowings and terms of the Floor Plan Facility.

Real Estate Facility

As of March 31, 2021 and December 31, 2020, Camping World Property, Inc. (the ‘‘Real Estate Borrower’’), an indirect wholly-owned subsidiary of CWGS, LLC, and CIBC Bank USA (“Lender”), was party to a loan and security agreement for a real estate credit facility with an aggregate maximum principal amount of $21.5 million (“Real Estate Facility”).

The Real Estate Facility is subject to certain cross default provisions, a debt service coverage ratio, and other customary covenants which we were in compliance with at March 31, 2021 and December 31, 2020.

The outstanding principal of the Real Estate Facility was $4.4 million and $4.5 million as of March 31, 2021 and December 31, 2020, respectively. As of March 31, 2021, the interest rate on the Real Estate Facility was 2.98% with a commitment fee of 0.50% of the aggregate unused principal amount of the Real Estate Facility. As of March 31, 2021, the Company had zero additional capacity under the Real Estate Facility.

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

Deferred Revenue

Deferred revenue consists of our sales for products not yet recognized as revenue at the end of a given period. Our deferred revenue as of March 31, 2021 was $152.3 million.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements other than short-term leases not included in our lease obligation.

Contractual Obligations

There were no material changes in our commitments during the three months ended March 31, 2021 under contractual obligations from those disclosed in our Annual Report outside the course of normal business.

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

Recent Accounting Pronouncements

See Note 1 – Summary of Significant Accounting Policies to our condensed consolidated financial statements in Item 1, Part I of this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For a discussion of the Company’s quantitative and qualitative disclosures about market risks, see Item 7A. Quantitative and Qualitative Disclosures About Market Risks, in our Annual Report. As of March 31, 2021, there have been no material changes in this information.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2021.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control performed during the fiscal quarter ended March 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.  Legal Proceedings

See Note 9 – Commitments and Contingencies to our condensed consolidated financial statements in Item 1, Part I of this Form 10-Q.

Item 1A. Risk Factors

There have been no material changes to our risk factors as previously disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission on February 26, 2021.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

The Company and Brent Moody, President of the Company, were party to an employment agreement (the “Original Employment Agreement”) with a term of employment effective June 10, 2016 and ending on December 31, 2020, subject to automatic one-year extensions provided neither party provided notice of non-extension within ninety days of the expiration of the then-current term. The Original Employment Agreement expired effective January 1, 2021 in accordance with its terms. As of May 3, 2021, the Company and Mr. Moody entered into a new employment agreement (the “Employment Agreement”) on substantially the same terms as the Original Employment Agreement, pursuant to which Mr. Moody will continue to serve as the President of the Company for a term ending December 31, 2024, with automatic successive one-year renewals thereafter unless either party provides 90 days’ prior written notice of termination. Under the terms of the Employment Agreement, Mr. Moody is entitled to receive an annual base salary of $250,000, and an annual incentive bonus equal to 0.28% of consolidated EBITDA (as defined in the Employment Agreement), as well as use of a company car.

The Employment Agreement provides that if Mr. Moody’s employment is terminated by the Company without Cause (as defined in the Employment Agreement) or by Mr. Moody for a material default of the Employment Agreement by the Company (that remains uncured beyond the 10 day cure period), then, subject to his timely execution and non-revocation of the Company’s standard form of release of claims agreement, Mr. Moody will be entitled to receive a severance payment equal to (a) any incentive compensation for the prior calendar year to the extent not yet paid if such amount would have been payable if his employment had not terminated, (b) any incentive compensation for the calendar year in which Mr. Moody’s employment is terminated for the period from the beginning of the calendar year to the end of the month immediately preceding the date of the termination of employment (with payment to be made within 90 days following such termination), (c) payment for COBRA benefits for a period of eighteen (18) months following termination for Mr. Moody and any dependents covered immediately prior to termination and (d) an amount equal to two hundred percent (200%) of the sum of (i) one year of the applicable base salary and (ii) one year of Mr. Moody’s incentive compensation (equal to the product of the consolidated EBITDA for the 12 month period ending on the last day of the calendar month immediately preceding the date of termination and Mr. Moody’s bonus percentage), payable over a two-year period.

Pursuant to the Employment Agreement, Mr. Moody also agrees to (i) refrain from engaging in competition with the Company while employed and following his termination of employment other than due to a breach of the Employment Agreement by the Company for a period of two years (the “Non-Competition Restriction”), (ii) refrain from soliciting employees, consultants, advisors or agents of the Company or any of its affiliates while employed and for a period of one year following his termination of employment for any reason, and (iii) comply with customary confidentiality obligations. The Non-Competition Restriction shall not apply in the event of a material default of the Employment Agreement by the Company (that remains uncured for 10 days).

Item 6.  Exhibits

Exhibits Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Camping World Holdings, Inc.	10-Q	001-37908	3.1	11/10/16

3.2	Amended and Restated Bylaws of Camping World Holdings, Inc.	10-Q	001-37908	3.2	11/10/16

4.1	Specimen Stock Certificate evidencing the shares of Class A common stock	S-1/A	333-211977	4.1	9/13/16

10.1	Employment Agreement between Camping World Holdings, Inc. and Brent L. Moody, dated May 3, 2021					*

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer					*

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer					*

32.1	Section 1350 Certification of Chief Executive Officer					**

32.2	Section 1350 Certification of Chief Financial Officer					**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					***

101.SCH	Inline XBRL Taxonomy Extension Schema Document					***

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					***

101.DEF	Inline XBRL Extension Definition Linkbase Document					***

101.LAB	Inline XBRL Taxonomy Label Linkbase Document					***

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					***

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					***

*     Filed herewith

**    Furnished herewith

***   Submitted electronically herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Camping World Holdings, Inc.

Date: May 5, 2021	By:	/s/ Karin L. Bell
Karin L. Bell
Chief Financial Officer

(Authorized Officer and Principal Financial Officer and Principal Accounting Officer)