Form 10-Q
period 2021-06-30
Camping World Holdings, Inc.
filed 2021-08-04
CIK 1669779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

As of July 29, 2021, the registrant had 45,561,829 shares of Class A common stock, 42,007,663 shares of Class B common stock and one share of Class C common stock outstanding.

Camping World Holdings, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended June 30, 2021

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

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(In Thousands Except Share and Per Share Amounts)

	June 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$191,507	$166,072
Contracts in transit	150,919	48,175
Accounts receivable, net	95,854	83,422
Inventories	1,196,705	1,136,345
Prepaid expenses and other assets	55,307	60,211
Total current assets	1,690,292	1,494,225
Property and equipment, net	456,406	367,898
Operating lease assets	795,895	769,487
Deferred tax assets, net	223,248	165,708
Intangible assets, net	30,769	30,122
Goodwill	483,295	413,123
Other assets	16,917	15,868
Total assets	$3,696,822	$3,256,431
Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$261,696	$148,462
Accrued liabilities	212,391	137,688
Deferred revenues	94,448	88,213
Current portion of operating lease liabilities	62,961	62,405
Current portion of finance lease liabilities	2,619	2,240
Current portion of Tax Receivable Agreement liability	12,330	8,089
Current portion of long-term debt	11,283	12,174
Notes payable – floor plan, net	485,645	522,455
Other current liabilities	78,749	53,795
Total current liabilities	1,222,122	1,035,521
Operating lease liabilities, net of current portion	830,408	804,555
Finance lease liabilities, net of current portion	36,529	27,742
Tax Receivable Agreement liability, net of current portion	167,521	137,845
Revolving line of credit	20,885	20,885
Long-term debt, net of current portion	1,069,702	1,122,675
Deferred revenues	69,868	61,519
Other long-term liabilities	64,312	54,920
Total liabilities	3,481,347	3,265,662
Commitments and contingencies
Stockholders' equity (deficit):
Preferred stock, par value $0.01 per share – 20,000,000 shares authorized; none issued and outstanding as of June 30, 2021 and December 31, 2020	—	—
Class A common stock, par value $0.01 per share – 250,000,000 shares authorized; 47,264,560 issued and 45,478,698 outstanding as of June 30, 2021 and 43,083,008 issued and 42,226,389 outstanding as of December 31, 2020	470	428
Class B common stock, par value $0.0001 per share – 75,000,000 shares authorized; 69,066,445 issued as of June 30, 2021 and December 31, 2020; and 42,007,663 and 45,999,132 outstanding as of June 30, 2021 and December 31, 2020	4	5
Class C common stock, par value $0.0001 per share – one share authorized, issued and outstanding as of June 30, 2021 and December 31, 2020	—	—
Additional paid-in capital	93,509	63,342
Treasury stock, at cost; 1,501,690 and 572,447 shares as of June 30, 2021 and December 31, 2020	(54,783)	(15,187)
Retained earnings (deficit)	127,783	(21,814)
Total stockholders' equity attributable to Camping World Holdings, Inc.	166,983	26,774
Non-controlling interests	48,492	(36,005)
Total stockholders' equity (deficit)	215,475	(9,231)
Total liabilities and stockholders' equity (deficit)	$3,696,822	$3,256,431

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(In Thousands Except Per Share Amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenue:
Good Sam Services and Plans	$46,902	$44,519	$87,773	$91,727
RV and Outdoor Retail
New vehicles	1,058,778	898,175	1,880,754	1,395,492
Used vehicles	460,137	274,910	754,394	481,575
Products, service and other	305,554	231,172	556,824	403,795
Finance and insurance, net	177,685	147,318	315,939	239,774
Good Sam Club	12,751	10,651	23,904	21,655
Subtotal	2,014,905	1,562,226	3,531,815	2,542,291
Total revenue	2,061,807	1,606,745	3,619,588	2,634,018
Costs applicable to revenue (exclusive of depreciation and amortization shown separately below):
Good Sam Services and Plans	17,180	15,234	31,604	37,093
RV and Outdoor Retail
New vehicles	758,108	752,570	1,401,788	1,179,012
Used vehicles	334,829	208,829	558,022	372,622
Products, service and other	189,952	139,341	344,098	249,610
Good Sam Club	1,895	2,133	3,739	4,380
Subtotal	1,284,784	1,102,873	2,307,647	1,805,624
Total costs applicable to revenue	1,301,964	1,118,107	2,339,251	1,842,717
Operating expenses:
Selling, general, and administrative	432,249	271,591	769,283	539,247
Debt restructure expense	9,031	—	9,031	—
Depreciation and amortization	13,044	12,567	25,745	26,645
Long-lived asset impairment	536	—	1,082	6,569
Lease termination	—	868	1,756	1,452
(Gain) loss on disposal of assets	10	272	(89)	783
Total operating expenses	454,870	285,298	806,808	574,696
Income from operations	304,973	203,340	473,529	216,605
Other income (expense):
Floor plan interest expense	(3,371)	(5,098)	(6,761)	(13,702)
Other interest expense, net	(11,789)	(14,547)	(24,012)	(29,205)
Loss on debt restructure	(1,390)	—	(1,390)	—
Tax Receivable Agreement liability adjustment	—	—	(3,520)	—
Other income, net	—	—	45	—
Total other expense	(16,550)	(19,645)	(35,638)	(42,907)
Income before income taxes	288,423	183,695	437,891	173,698
Income tax expense	(42,347)	(20,473)	(44,390)	(24,605)
Net income	246,076	163,222	393,501	149,093
Less: net income attributable to non-controlling interests	(136,888)	(105,145)	(221,991)	(99,176)
Net income attributable to Camping World Holdings, Inc.	$109,188	$58,077	$171,510	$49,917

Earnings per share of Class A common stock:
Basic	$2.37	$1.54	$3.83	$1.33
Diluted	$2.33	$1.54	$3.74	$1.32
Weighted average shares of Class A common stock outstanding:
Basic	45,983	37,635	44,790	37,585
Diluted	47,550	89,689	90,422	89,578

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Stockholders' Equity (Deficit)

(In Thousands)

							Additional				Non-
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Paid-In	Treasury Stock		Retained	Controlling
	Shares	Amounts	Shares	Amounts	Shares	Amounts	Capital	Shares	Amounts	Earnings (Deficit)	Interest	Total
Balance at December 31, 2020	42,799	$428	45,999	$5	—	$—	$63,342	(572)	$(15,187)	$(21,814)	$(36,005)	$(9,231)
Equity-based compensation	—	—	—	—	—	—	6,109	—	—	—	—	6,109
Exercise of stock options	—	—	—	—	—	—	(417)	91	2,407	—	—	1,990
Non-controlling interest adjustment for capital contribution of proceeds from the exercise of stock options	—	—	—	—	—	—	(1,012)	—	—	—	1,012	—
Vesting of restricted stock units	—	—	—	—	—	—	(1,220)	49	1,318	—	(98)	—
Repurchases of Class A common stock for withholding taxes on vested RSUs	—	—	—	—	—	—	(25)	(7)	(189)	—	—	(214)
Redemption of LLC common units for Class A common stock	3,029	30	(2,848)	(1)	—	—	22,926	—	—	—	2,336	25,291
Distributions to holders of LLC common units	—	—	—	—	—	—	—	—	—	—	(16,926)	(16,926)
Dividends(1)	—	—	—	—	—	—	—	—	—	(10,353)	—	(10,353)
Establishment of liabilities under the Tax Receivable Agreement and related changes to deferred tax assets associated with that liability	—	—	—	—	—	—	(19,441)	—	—	—	—	(19,441)
Non-controlling interest adjustment	—	—	—	—	—	—	(1,053)	—	—	—	1,053	—
Net income	—	—	—	—	—	—	—	—	—	62,322	85,103	147,425
Balance at March 31, 2021	45,828	$458	43,151	$4	—	$—	$69,209	(439)	$(11,651)	$30,155	$36,475	$124,650
Equity-based compensation	—	—	—	—	—	—	6,047	—	—	—	—	6,047
Exercise of stock options	—	—	—	—	—	—	(135)	25	674	—	—	539
Non-controlling interest adjustment for capital contribution of proceeds from the exercise of stock options	—	—	—	—	—	—	(257)	—	—	—	257	—
Vesting of restricted stock units	—	—	—	—	—	—	(1,645)	64	1,707	—	(62)	—
Repurchases of Class A common stock for withholding taxes on vested RSUs	—	—	—	—	—	—	(31)	(2)	(43)	—	—	(74)
Repurchases of Class A common stock to treasury stock	—	—	—	—	—	—	22,127	(1,150)	(45,470)	—	(22,127)	(45,470)
Redemption of LLC common units for Class A common stock	1,152	12	(1,144)	—	—	—	11,785	—	—	—	(376)	11,421
Distributions to holders of LLC common units	—	—	—	—	—	—	—	—	—	—	(106,921)	(106,921)
Dividends(1)	—	—	—	—	—	—	—	—	—	(11,560)	—	(11,560)
Establishment of liabilities under the Tax Receivable Agreement and related changes to deferred tax assets associated with that liability	—	—	—	—	—	—	(9,233)	—	—	—	—	(9,233)
Non-controlling interest adjustment	—	—	—	—	—	—	(4,358)	—	—	—	4,358	—
Net income	—	—	—	—	—	—	—	—	—	109,188	136,888	246,076
Balance at June 30, 2021	46,980	$470	42,007	$4	—	$—	$93,509	(1,502)	$(54,783)	$127,783	$48,492	$215,475

(1)The Company declared dividends per share of Class A common stock of $0.23 and $0.25 for the three months ended March 31, 2021 and June 30, 2021, respectively.

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Stockholders' Equity (Deficit)

(In Thousands)

							Additional				Non-
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Paid-In	Treasury Stock		Retained	Controlling
	Shares	Amounts	Shares	Amounts	Shares	Amounts	Capital	Shares	Amounts	Deficit	Interest	Total
Balance at December 31, 2019	37,489	$375	50,707	$5	—	—	$50,152	—	—	$(83,134)	$(126,634)	$(159,236)
Equity-based compensation	—	—	—	—	—	—	3,312	—	—	—	—	3,312
Vesting of restricted stock units	47	—	—	—	—	—	82	—	—	—	(82)	—
Repurchases of Class A common stock for withholding taxes on vested RSUs	(16)	—	—	—	—	—	(212)	—	—	—	—	(212)
Redemption of LLC common units for Class A common stock	20	—	—	—	—	—	4	—	—	—	49	53
Distributions to holders of LLC common units	—	—	—	—	—	—	—	—	—	—	(8,410)	(8,410)
Dividends(2)	—	—	—	—	—	—	—	—	—	(5,752)	—	(5,752)
Establishment of liabilities under the Tax Receivable Agreement and related changes to deferred tax assets associated with that liability	—	—	—	—	—	—	(44)	—	—	—	—	(44)
Non-controlling interest adjustment	—	—	—	—	—	—	(1,698)	—	—	—	1,698	—
Net loss	—	—	—	—	—	—	—	—	—	(8,160)	(5,969)	(14,129)
Balance at March 31, 2020	37,540	$375	50,707	$5	—	$—	$51,596	—	$—	$(97,046)	$(139,348)	$(184,418)
Equity-based compensation	—	—	—	—	—	—	4,182	—	—	—	—	4,182
Exercise of stock options	7	—	—	—	—	—	159	—	—	—	—	159
Non-controlling interest adjustment for capital contribution of proceeds from the exercise of stock options	—	—	—	—	—	—	(105)	—	—	—	105	—
Vesting of restricted stock units	153	2	—	—	—	—	(10)	—	—	—	8	—
Repurchases of Class A common stock for withholding taxes on vested RSUs	(17)	—	—	—	—	—	(347)	—	—	—	—	(347)
Redemption of LLC common units for Class A common stock	90	1	—	—	—	—	58	—	—	—	245	304
Distributions to holders of LLC common units	—	—	—	—	—	—	—	—	—	—	(47,015)	(47,015)
Dividends(2)	—	—	—	—	—	—	—	—	—	(5,785)	—	(5,785)
Establishment of liabilities under the Tax Receivable Agreement and related changes to deferred tax assets associated with that liability	—	—	—	—	—	—	(241)	—	—	—	—	(241)
Non-controlling interest adjustment	—	—	—	—	—	—	(2,545)	—	—	—	2,545	—
Net income	—	—	—	—	—	—	—	—	—	58,077	105,145	163,222
Balance at June 30, 2020	37,773	$378	50,707	$5	—	$—	$52,747	—	$—	$(44,754)	$(78,315)	$(69,939)

(2)	The Company declared dividends per share of Class A common stock of $0.15 for the three months ended March 31 and June 30, 2020.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(In Thousands)

	Six Months Ended June 30,
	2021	2020
Operating activities
Net income	$393,501	$149,093

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,745	26,645
Equity-based compensation	12,156	7,494
Loss on lease termination	1,756	1,452
Loss on debt restructure	1,390	—
Long-lived asset impairment	1,082	6,569
(Gain) loss on disposal of assets	(89)	783
Provision for losses on accounts receivable	606	531
Non-cash lease expense	29,974	28,638
Accretion of original debt issuance discount	563	531
Non-cash interest	1,735	2,104
Deferred income taxes	(11,017)	4,068
Tax Receivable Agreement liability adjustment	3,520	—
Change in assets and liabilities, net of acquisitions:
Receivables and contracts in transit	(115,302)	(129,725)
Inventories	(34,676)	306,428
Prepaid expenses and other assets	4,816	1,214
Accounts payable and other accrued expenses	161,331	139,913
Payment pursuant to Tax Receivable Agreement	(8,089)	(6,563)
Deferred revenue	14,585	1,042
Operating lease liabilities	(32,152)	(34,379)
Other, net	8,694	10,075
Net cash provided by operating activities	460,129	515,913

Investing activities
Purchases of property and equipment	(47,184)	(13,660)
Proceeds from sale of property and equipment	1,788	491
Purchase of real property	(48,318)	—
Proceeds from the sale of real property	1,360	—
Purchases of businesses, net of cash acquired	(99,016)	—
Purchase of other investments	(350)	—
Purchases of intangible assets	(2,580)	(150)
Net cash used in investing activities	$(194,300)	$(13,319)

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(In Thousands)

	Six Months Ended June 30,
	2021	2020

Financing activities
Proceeds from long-term debt	$115,893	$—
Payments on long-term debt	(171,328)	(16,634)
Net proceeds (payments) on notes payable – floor plan, net	7,414	(316,492)
Payments on revolving line of credit	—	(20,000)
Payments on finance leases	(1,629)	(1,725)
Payment of debt issuance costs	(1,746)	—
Dividends on Class A common stock	(21,913)	(11,537)
Proceeds from exercise of stock options	2,517	159
RSU shares withheld for tax	(285)	(559)
Repurchases of Class A common stock to treasury stock	(45,470)	—
Distributions to holders of LLC common units	(123,847)	(55,425)
Net cash used in financing activities	(240,394)	(422,213)

Increase in cash and cash equivalents	25,435	80,381
Cash and cash equivalents at beginning of the period	166,072	147,521
Cash and cash equivalents at end of the period	$191,507	$227,902

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2021

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

The condensed consolidated financial statements as of and for the three and six months ended June 30, 2021 are unaudited. The condensed consolidated balance sheet as of December 31, 2020 has been derived from the audited financial statements at that date but does not include all of the disclosures required by GAAP. These interim condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 26, 2021. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.

CWH was formed on March 8, 2016 as a Delaware corporation for the purpose of facilitating an IPO and other related transactions in order to carry on the business of CWGS, LLC. CWGS, LLC was formed in March 2011 when it received, through contribution from its then parent company, all of the membership interests of Affinity Group Holding, LLC and FreedomRoads Holding Company, LLC (“FreedomRoads”). The IPO and related reorganization transactions that occurred on October 6, 2016 resulted in CWH as the sole managing member of CWGS, LLC, with CWH having sole voting power in and control of the management of CWGS, LLC (see Note 14 — Stockholders’ Equity). Despite its position as sole managing member of CWGS, LLC, CWH had a minority economic interest in CWGS, LLC through March 11, 2021. As of June 30, 2021 and December 31, 2020, CWH owned 51.6% and 47.4%, respectively, of CWGS, LLC. Accordingly, the Company consolidates the financial results of CWGS, LLC and reports a non-controlling interest in its condensed consolidated financial statements.

The Company does not have any components of other comprehensive income recorded within its condensed consolidated financial statements, and, therefore, does not separately present a statement of comprehensive income in its condensed consolidated financial statements.

COVID-19

A novel strain of coronavirus was declared a pandemic by the World Health Organization in March 2020. To date, COVID-19 has surfaced in nearly all regions of the world and resulted in travel restrictions and business slowdowns or shutdowns in affected areas. Many affected areas have made significant progress with the easing of restrictions and reopening certain businesses often under new operating guidelines, although new waves of infection or the spread of new variants may lead to an increase in such restrictions or closures.

In conjunction with the initial stay-at-home and shelter-in-place restrictions enacted in many areas, the Company saw significant sequential declines in its overall customer traffic levels and its overall revenues from the mid-March to mid-to-late April 2020 timeframe. In the latter part of April 2020, the Company began to see a significant improvement in its online web traffic levels and number of electronic leads, and in early May 2020, the Company began to see improvements in its overall revenue levels. As the stay-at-home restrictions began to ease across certain areas of the country, the Company experienced significant acceleration in its in-store and online traffic, lead generation, and revenue trends in May 2020 continuing into the quarter ended June 30, 2021.

In order to offset the initially expected adverse impact of COVID-19 and better align expenses with reduced sales in the middle of March 2020 and early April 2020, the Company reduced marketing expenses and temporarily reduced salaries and hours throughout the business, including for its executive officers, and implemented headcount and other cost reductions. Most of these temporary salary and hourly reductions ended in May 2020 as the adverse economic impacts of the pandemic began to decline. The Company has also taken steps to add new private label lines, expand its relationships with smaller recreational vehicle (“RV”) manufacturers, and acquire used inventory to help manage risks in its supply chain.

Throughout the pandemic, the majority of the Company’s retail locations have continued to operate as essential businesses and the Company has continued to operate its e-commerce business. Annually, most of the Company’s consumer shows and events take place during the first quarter. As a consequence of COVID-19, the Company held no in-person consumer shows in the first six months of 2021 and held fewer in-person consumer shows and events during 2020 than in 2019. Since March 2020, the Company has implemented preparedness plans to keep its employees and customers safe, which include social distancing, providing employees with face coverings and/or other protective clothing as required, implementing additional cleaning and sanitization routines, and work-from-home directives for a significant portion of the Company’s workforce. In July 2021, the Company began transitioning many of its employees from work-from-home schedules to a return to the Company’s offices.

Description of the Business

Camping World Holdings, Inc., together with its subsidiaries, is America’s largest retailer of RVs and related products and services. As noted above, CWGS, LLC is a holding company and operates through its subsidiaries. The Company has the following two reportable segments: (i) Good Sam Services and Plans and (ii) RV and Outdoor Retail. See Note 18 – Segments Information to the condensed consolidated financial statements for further information about the Company’s segments. Within the Good Sam Services and Plans segment, the Company primarily derives revenue from the sale of the following offerings: emergency roadside assistance plans; property and casualty insurance programs; travel assist programs; extended vehicle service contracts; vehicle financing and refinancing assistance; consumer shows and events; and consumer publications and directories. Within the RV and Outdoor Retail segment, the Company primarily derives revenue from the sale of new and used RVs; commissions on the finance and insurance contracts related to the sale of RVs; the sale of RV service and collision work; the sale of RV parts, accessories, and supplies; the sale of outdoor products, equipment, gear and supplies; business to business distribution of RV furniture; and the sale of Good Sam Club memberships and co-branded credit cards. The Company operates a national network of RV dealerships and service centers as well as a comprehensive e-commerce platform primarily under the Camping World and Gander RV & Outdoors brands, and markets its products and services primarily to RV and outdoor enthusiasts.

In 2019, the Company made a strategic decision to refocus its business around its core RV competencies, and on September 3, 2019, the board of directors approved a strategic plan to shift the business away from locations that did not have the ability or where it was not feasible to sell and/or service RVs (the “2019 Strategic Shift”) (see Note 4 – Restructuring and Long-lived Asset Impairment).

A summary of the retail store openings, closings, divestitures, conversions and number of locations from June 30, 2020 to June 30, 2021, are in the table below:

	RV	RV Service &	Other
	Dealerships	Retail Centers	Retail Stores	Total
Number of store locations as of June 30, 2020	152	10	2	164
Opened	22	—	—	22
Closed / divested	—	—	(1)	(1)
Temporarily closed(1)	(1)	—	—	(1)
Re-opened	3	—	—	3
Number of store locations as of June 30, 2021	176	10	1	187

(1)	These locations were temporarily closed for facility modification.

Reclassifications of Prior Period Amounts

Certain prior-period amounts have been reclassified to conform to the current period presentation. Specifically, the current and noncurrent portions of finance lease liabilities have been reclassified to be presented separately from current and noncurrent portions of long-term debt, respectively, in the accompanying condensed consolidated balance sheet as of December 31, 2020. Additionally, the payments on finance leases have been reclassified to be presented separately from payments on long-term debt in the accompanying condensed consolidated statement of cash flows for the six months ended as of June 30, 2020.

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

2. Revenue

Contract Assets

As of June 30, 2021 and December 31, 2020, a contract asset of $11.5 million and $8.1 million, respectively, relating to RV service revenues was included in accounts receivable in the accompanying condensed consolidated balance sheets.

Deferred Revenues

As of June 30, 2021, the Company has unsatisfied performance obligations primarily relating to multi-year plans for its roadside assistance, Good Sam Club memberships, Coast to Coast memberships, the annual campground guide, and magazine publication revenue streams. The total unsatisfied performance obligation for these revenue streams at June 30, 2021 and the periods during which the Company expects to recognize the amounts as revenue are presented as follows (in thousands):

As of
June 30, 2021
2021	$59,893
2022	53,741
2023	25,338
2024	12,421
2025	6,633
Thereafter	6,290
Total	$164,316

3. Inventories and Floor Plan Payables

Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020
Good Sam services and plans	$18	$109
New RVs	645,670	691,114
Used RVs	259,511	178,336
Products, parts, accessories and other	291,506	266,786
	$1,196,705	$1,136,345

New RV inventory, included in the RV and Outdoor Retail segment, is primarily financed by a floor plan credit agreement with a syndication of banks. The borrowings under the floor plan credit agreement are collateralized by substantially all of the assets of FreedomRoads, LLC (“FR”), a wholly-owned subsidiary of FreedomRoads, which operates the RV dealerships, and bear interest at one-month LIBOR plus 2.05% as of June 30, 2021 and December 31, 2020. LIBOR was 0.09% at June 30, 2021 and 0.15% as of December 31, 2020. The floor plan borrowings are tied to specific vehicles and principal is due upon the sale of the related vehicle or upon reaching certain aging criteria.

As of June 30, 2021 and December 31, 2020, FR maintained floor plan financing through the Seventh Amended and Restated Credit Agreement (“Floor Plan Facility”). The applicable borrowing rate margin on LIBOR and base rate loans ranges from 2.05% to 2.50% and 0.55% and 1.00%, respectively, based on the consolidated current ratio at FR. The Floor Plan Facility at June 30, 2021 allowed FR to borrow (a) up to $1.38 billion under a floor plan facility, (b) up to $15.0 million under a letter of credit facility and (c) up to a maximum amount outstanding of $42.0 million under the revolving line of credit, which maximum amount outstanding further decreases by $3.0 million on the last day of each fiscal quarter. The maturity date of the Floor Plan Facility is March 15, 2023.

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

The Floor Plan Facility includes a flooring line aggregate interest reduction (“FLAIR”) offset account that allows the Company to transfer cash as an offset to the payables under the Floor Plan Facility. These transfers reduce the amount of liability outstanding under the floor plan borrowings that would otherwise accrue interest, while retaining the ability to transfer amounts from the FLAIR offset account into the Company’s operating cash accounts. As a result of using the FLAIR offset account, the Company experiences a reduction in floor plan interest expense in its consolidated statements of operations. As of June 30, 2021 and December 31, 2020, FR had $130.2 million and $133.6 million, respectively, in the FLAIR offset account. The Third Amendment raised the maximum FLAIR percentage of outstanding floor plan borrowings from 20% to 30% for the period of May 12, 2020 through August 31, 2020 before returning to 20%.

Management has determined that the credit agreement governing the Floor Plan Facility includes subjective acceleration clauses, which could impact debt classification. Management has determined that no events have occurred at June 30, 2021 that would trigger a subjective acceleration clause. Additionally, the credit agreement governing the Floor Plan Facility contains certain financial covenants. FR was in compliance with all debt covenants at June 30, 2021 and December 31, 2020.

The following table details the outstanding amounts and available borrowings under the Floor Plan Facility as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30,	December 31,
	2021	2020
Floor Plan Facility
Notes payable - floor plan:
Total commitment	$1,379,750	$1,379,750
Less: borrowings, net	(485,645)	(522,455)
Less: flooring line aggregate interest reduction account	(130,160)	(133,639)
Additional borrowing capacity	763,945	723,656
Less: accounts payable for sold inventory	(73,203)	(28,980)
Less: purchase commitments	(65,602)	(39,121)
Unencumbered borrowing capacity	$625,140	$655,555

Revolving line of credit:	$42,000	$48,000
Less: borrowings	(20,885)	(20,885)
Additional borrowing capacity	$21,115	$27,115

Letters of credit:
Total commitment	$15,000	$15,000
Less: outstanding letters of credit	(11,732)	(11,732)
Additional letters of credit capacity	$3,268	$3,268

4. Restructuring and Long-lived Asset Impairment

Restructuring

On September 3, 2019, the board of directors of CWH approved a plan to strategically shift its business away from locations where the Company does not have the ability or where it is not feasible to sell and/or service RVs at a sufficient capacity (the “Outdoor Lifestyle Locations”). Of the Outdoor Lifestyle Locations in the RV and Outdoor Retail segment operating at September 3, 2019, the Company has closed or divested 39 Outdoor Lifestyle Locations, three distribution centers, and 20 specialty retail locations relating to the 2019 Strategic Shift. One of the aforementioned closed distribution centers was reopened during the three months ended June 2020. As of December 31, 2020, the Company had completed the store closures and divestitures relating to the 2019 Strategic Shift. As part of the 2019 Strategic Shift, the Company evaluated the impact on its supporting infrastructure and operations, which included rationalizing inventory levels and composition, closing certain distribution centers, and realigning other resources. The Company had a reduction of headcount and labor costs for those locations that were closed or divested, and the Company incurred material charges associated with the activities contemplated under the 2019 Strategic Shift.

The Company currently estimates the total restructuring costs associated with the 2019 Strategic Shift to be in the range of $92.6 million to $112.6 million. The breakdown of the estimated restructuring costs are as follows:

●	one-time employee termination benefits relating to retail store or distribution center closures/divestitures of $1.2 million, all of which has been incurred through December 31, 2020;

●	lease termination costs of $18.0 million to $35.0 million, of which $13.5 million has been incurred through June 30, 2021;
●	incremental inventory reserve charges of $42.4 million, all of which has been incurred through December 31, 2020; and
●	other associated costs of $31.0 million to $34.0 million, of which $27.2 million has been incurred through June 30, 2021.

Through June 30, 2021, the Company has incurred $27.2 million of such other associated costs primarily representing labor, lease, and other operating expenses incurred during the post-close wind-down period for the locations related to the 2019 Strategic Shift. The additional amount of $3.8 million to $6.8 million represents similar costs that may be incurred in the year ending December 31, 2021 for locations that continue in a wind-down period, primarily comprised of lease costs accounted for under ASC 842, Leases, prior to lease termination. The Company intends to negotiate terminations of these leases where prudent and pursue sublease arrangements for the remaining leases. Lease costs may continue to be incurred after December 31, 2021 on these leases if the Company is unable to terminate the leases under acceptable terms or offset the lease costs through sublease arrangements. The foregoing lease termination cost estimate represents the expected cash payments to terminate certain leases, but does not include the gain or loss from derecognition of the related operating lease assets and liabilities, which is dependent on the particular leases that will be terminated.

The following table details the costs incurred during the three and six months ended June 30, 2021 and 2020 associated with the 2019 Strategic Shift (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Restructuring costs:
One-time termination benefits(1)	$—	$51	$—	$231
Lease termination costs(2)	—	656	1,431	1,245
Incremental inventory reserve charges(3)	—	57	—	543
Other associated costs(4)	3,010	4,483	6,077	10,099
Total restructuring costs	$3,010	$5,247	$7,508	$12,118

(1)	These costs incurred in the first six months of 2020 were primarily included in costs applicable to revenues – products, service and other in the condensed consolidated statements of operations.
(2)	These costs were included in lease termination charges in the condensed consolidated statements of operations. This reflects termination fees paid, net of any gain from derecognition of the related operating lease assets and liabilities.
(3)	These costs were included in costs applicable to revenue – products, service and other in the condensed consolidated statements of operations.
(4)	Other associated costs primarily represent labor, lease, and other operating expenses incurred during the post-close wind-down period for the locations related to the 2019 Strategic Shift. For the three and six months ended June 30, 2021, costs of approximately $3.0 million and $6.1 million, respectively, were included in selling, general, and administrative expenses in the condensed consolidated statements of operations. For the three and six months ended June 30, 2020, costs of approximately $0.1 million and $0.4 million, respectively, were included in costs applicable to revenue – products, service and other and $4.4 million and $9.7 million, respectively, were included in selling, general, and administrative expenses in the condensed consolidated statements of operations.

The following table details changes in the restructuring accrual associated with the 2019 Strategic Shift (in thousands):

	One-time	Lease	Other
	Termination	Termination	Associated
	Benefits	Costs (1)	Costs	Total
Balance at June 30, 2019	$—	$—	$—	$—
Charged to expense	1,008	1,350	4,321	6,679
Paid or otherwise settled	(286)	(1,350)	(4,036)	(5,672)
Balance at December 31, 2019	722	—	285	1,007
Charged to expense	231	10,532	16,835	27,598
Paid or otherwise settled	(953)	(10,532)	(16,346)	(27,831)
Balance at December 31, 2020	—	—	774	774
Charged to expense	—	1,650	6,077	7,727
Paid or otherwise settled	—	(1,650)	(5,522)	(7,172)
Balance at June 30, 2021	$—	$—	$1,329	$1,329

(1)	Lease termination costs exclude the $1.3 million, $6.1 million and $0.2 million of gains from the derecognition of the operating lease assets and liabilities relating to the terminated leases as part of the 2019 Strategic Shift for the six months ended December 31, 2019, for the year ended December 31, 2020 and for the six months ended June 30, 2021, respectively.

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

During the three months ended June 30, 2020, there were no indicators of impairment of long-lived assets and recorded no long-lived asset impairment charges. During the six months ended June 30, 2020, the Company recorded long-lived asset impairment charges relating to leasehold improvements, furniture and equipment, and operating lease right-of-use assets of $2.4 million, $2.6 million, and $1.6 million, respectively. Of the $6.6 million long-lived asset impairment charge during the six months ended June 30, 2020, $6.5 million related to the 2019 Strategic Shift discussed above.

During the three and six months ended June 30, 2021 the Company had indicators of impairment of long-lived assets for certain operating lease right-of-use assets relating to the 2019 Strategic Shift that had been partially impaired in a previous period. During the three and six months ended June 30, 2021, the Company recorded an additional impairment charge of $0.5 million and $1.1 million, respectively, on these operating lease right-of-use assets.

5. Goodwill and Intangible Assets

Goodwill

The following is a summary of changes in the Company’s goodwill by segment for the six months ended June 30, 2021 (in thousands):

	Good Sam
	Services and	RV and
	Plans	Outdoor Retail	Consolidated
Balance as of December 31, 2020 (excluding impairment charges)	$70,713	$584,247	$654,960
Accumulated impairment charges	(46,884)	(194,953)	(241,837)
Balance as of December 31, 2020	23,829	389,294	413,123
Acquisitions	—	70,172	70,172
Balance as of June 30, 2021	$23,829	$459,466	$483,295

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

During the three months ended March 31, 2020, the Company determined that a triggering event for an interim goodwill impairment test of its RV and Outdoor Retail reporting unit had occurred as a result of the decline in the market price of the Company’s Class A common stock and the potential impact of COVID-19 on the Company’s business. As a result of the interim goodwill impairment test, the Company determined that the fair value of the RV and Outdoor Retail reporting unit was substantially above its respective carrying amount, therefore, no goodwill impairment was recorded. For the six months ended June 30, 2021, the Company determined that there were no triggering events for an interim goodwill impairment test of its reporting units.

Intangible Assets

Finite-lived intangible assets and related accumulated amortization consisted of the following at June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021
	Cost or	Accumulated
	Fair Value	Amortization	Net
Good Sam Services and Plans:
Membership and customer lists	$9,140	(8,692)	$448
Websites	2,500	(74)	2,426
RV and Outdoor Retail:
Customer lists and domain names	3,476	(2,114)	1,362
Supplier lists	1,696	(254)	1,442
Trademarks and trade names	29,564	(7,666)	21,898
Websites	6,220	(3,027)	3,193
	$52,596	$(21,827)	$30,769

	December 31, 2020
	Cost or	Accumulated
	Fair Value	Amortization	Net
Good Sam Services and Plans:
Membership and customer lists	$9,140	$(8,568)	$572
RV and Outdoor Retail:
Supplier lists	3,476	(1,930)	1,546
Customer lists and domain names	1,696	(85)	1,611
Trademarks and trade names	29,564	(6,681)	22,883
Websites	6,140	(2,630)	3,510
	$50,016	$(19,894)	$30,122

6. Long-Term Debt

Outstanding long-term debt consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020
Term Loan Facility (1)(2)	$1,076,634	$1,130,356
Real Estate Facility (3)	4,351	4,493
Subtotal	1,080,985	1,134,849
Less: current portion	(11,283)	(12,174)
Total	$1,069,702	$1,122,675

(1)	Amounts as of June 30, 2021 relate to the New Term Loan Facility and amounts as of December 31, 2020 relate to the Previous Term Loan Facility, as defined below.
(2)	Net of $13.3 million and $3.2 million of original issue discount at June 30, 2021 and December 31, 2020, respectively, and $7.3 million and $7.9 million of finance costs at June 30, 2021 and December 31, 2020, respectively.
(3)	Finance costs at June 30, 2021 and December 31, 2020 were not significant.

Senior Secured Credit Facilities

As of June 30, 2021 and December 31, 2020, CWGS Group, LLC (the “Borrower”), a wholly-owned subsidiary of CWGS, LLC, was party to separate credit agreements (the “New Credit Agreement” as of June 30, 2021 and, as amended from time to time, the “Previous Credit Agreement” as of December 31, 2020) for senior secured credit facilities (the “New Senior Secured Credit Facilities” as of June 30, 2021, the “Previous Senior Secured Credit Facilities” as of December 31, 2020, and collectively the “Senior Secured Credit Facilities”). The New Senior Secured Credit Facilities consist of a $1.100 billion term loan facility (the “New Term Loan Facility”) and a $65.0 million revolving credit facility (the “New Revolving Credit Facility”). The Previous Senior Secured Credit Facilities consisted of a $1.195 billion term loan facility (the “Previous Term Loan Facility”) and a $35.0 million revolving credit facility (the “Previous Revolving Credit Facility”). On June 3, 2021, concurrently with the closing of the New Credit Agreement, the Company repaid and extinguished the Previous Senior Secured Credit Facilities with the proceeds from borrowing the full amount available under the New Term Loan Facility and paying an additional $61.4 million from cash on hand, resulting in an overall reduction of outstanding principal of $38.6 million. During the three months ended June 30, 2021, loss and expense on debt restructure of $10.4 million was comprised of $0.4 million in extinguishment of the original issue discount, $1.0 million in extinguishment of capitalized finance costs related to the Previous Term Loan Facility, and $9.0 million in legal and other expenses related to the New Term Loan Facility.

The funds available under the New Revolving Credit Facility may be utilized for borrowings or letters of credit; however, a maximum of $25.0 million may be allocated to such letters of credit compared to a maximum of $15.0 million that may have been allocated to such letters of credit under the Previous Revolving Credit Facility. The New Revolving Credit Facility matures on June 3, 2026, and the New Term Loan Facility matures on June 3, 2028. The New Term Loan Facility requires mandatory principal payments in equal quarterly installments of $2.8 million, which commenced on June 30, 2021, compared to equal quarterly installments of $3.0 million under the Previous Term Loan Facility. Additionally, the Company is required to prepay the term loan borrowings in an aggregate amount up to 50% of excess cash flow, as defined in the New Credit Agreement, for such fiscal year depending on the total net leverage ratio beginning with the year ended December 31, 2022. The Company is not subject to an additional excess cash flow payment relating to 2021 under the New Term Loan Facility and was not required to make an additional excess cash flow payment relating to 2020 under the Previous Term Loan Facility.

Under the New Senior Secured Credit Facilities, the Company has the ability to increase the amount of term loans or revolving loans in an aggregate amount not to exceed the greater of (a) a “fixed” amount set at $725.0 million and (b) 100% of consolidated EBITDA for the most recent four consecutive fiscal quarters on a pro forma basis (as defined in the New Credit Agreement). The lenders under the New Senior Secured Credit Facilities are not under any obligation to provide commitments in respect of any such increase.

As of June 30, 2021, the average interest rate on the New Term Loan Facility was 3.25%. The following table details the outstanding amounts and available borrowings under the Senior Secured Credit Facilities as of (in thousands):

	June 30,	December 31,
	2021(1)	2020(2)
Senior Secured Credit Facilities:
Term Loan Facility:
Principal amount of borrowings	$1,100,000	$1,195,000
Less: cumulative principal payments	(2,750)	(53,459)
Less: unamortized original issue discount	(13,273)	(3,241)
Less: finance costs	(7,343)	(7,944)
	1,076,634	1,130,356
Less: current portion	(11,000)	(11,891)
Long-term debt, net of current portion	$1,065,634	$1,118,465
Revolving Credit Facility:
Total commitment	$65,000	$35,000
Less: outstanding letters of credit	(4,930)	(5,930)
Additional borrowing capacity	$60,070	$29,070

(1)	Amounts relate to the New Senior Secured Credit Facilities.
(2)	Amounts relate to the Previous Senior Secured Credit Facilities.

The New Senior Secured Credit Facilities are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by each of the Company’s existing and future domestic restricted subsidiaries with the exception of FreedomRoads Intermediate Holdco, LLC, the direct parent of FR, and FR, and its subsidiaries. The New Credit Agreement contains certain restrictive covenants pertaining to, but not limited to, mergers, changes in the nature of the business, acquisitions, additional indebtedness, sales of assets, investments, and the prepayment of dividends subject to certain limitations and minimum operating covenants. Additionally, management has determined that the New Senior Secured Credit Facilities include subjective acceleration clauses, which could impact debt classification. Management has determined that no events have occurred at June 30, 2021 that would trigger a subjective acceleration clause.

The New Credit Agreement requires the Borrower and its subsidiaries to comply on a quarterly basis with a maximum total net leverage ratio (as defined in the New Credit Agreement), which covenant is in effect only if, as of the end of each calendar quarter, the aggregate amount of borrowings under the revolving credit facility (including swingline loans), letters of credit and unreimbursed letter of credit disbursements outstanding at such time is greater than 35% of the total commitment on the New Revolving Credit Facility (excluding (i) up to $15.0 million attributable to any outstanding undrawn letters of credit and (ii) any cash collateralized or backstopped letters of credit), as defined in the New Credit Agreement. As of June 30, 2021, the Company was not subject to this covenant as borrowings under the Revolving Credit Facility did not exceed the 35% threshold. The Company was in compliance with all applicable debt covenants at June 30, 2021 and December 31, 2020.

Real Estate Facility

As of June 30, 2021 and December 31, 2020, Camping World Property, Inc. (the ‘‘Real Estate Borrower’’), an indirect wholly-owned subsidiary of CWGS, LLC, and CIBC Bank USA (“Lender”), were party to a loan and security agreement for a real estate credit facility with an aggregate maximum principal capacity of $21.5 million (“Real Estate Facility”). Borrowings under the Real Estate Facility are guaranteed by CWGS Group, LLC, a wholly-owned subsidiary of CWGS, LLC. The Real Estate Facility may be used to finance the acquisition of real estate assets. The Real Estate Facility is secured by first priority security interest on the real estate assets acquired with the proceeds of the Real Estate Facility (“Real Estate Facility Properties”). The Real Estate Facility matures on October 31, 2023.

As of June 30, 2021, a principal balance of $4.4 million was outstanding under the Real Estate Facility, and the interest rate was 2.93% with a commitment fee of 0.50% of the aggregate unused principal amount of the Real Estate Facility. As of June 30, 2021, the Company had no available capacity under the Real Estate Facility.

Management has determined that the credit agreement governing the Real Estate Facility includes subjective acceleration clauses, which could impact debt classification. Management has determined that no events have occurred at June 30, 2021 that would trigger a subjective acceleration clause. Additionally, the Real Estate Facility is subject to certain cross default provisions, a debt service coverage ratio, and other customary covenants. The Company was in compliance with all debt covenants at June 30, 2021 and December 31, 2020.

7. Lease Obligations

The following presents certain information related to the costs for leases (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating lease cost	$28,974	$30,017	$58,133	$61,017
Finance lease cost:
Amortization of finance lease assets	1,013	1,048	1,941	1,048
Interest on finance lease liabilities	572	407	1,063	407
Short-term lease cost	474	390	959	879
Variable lease cost	5,859	6,028	11,833	11,056
Sublease income	(468)	(455)	(934)	(867)
Net lease costs	$36,424	$37,435	$72,995	$73,540

As of June 30, 2021 and December 31, 2020, finance lease assets of $37.9 million and $29.8 million, respectively, were included in property and equipment, net in the accompanying condensed consolidated balance sheets.

The following presents supplemental cash flow information related to leases (in thousands):

	Six Months Ended June 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$58,614	$61,248
Operating cash flows for finance leases	1,027	267
Financing cash flows for finance leases	1,642	1,725
Lease assets obtained in exchange for lease liabilities:
New, remeasured, and terminated operating leases	57,464	12,140
New finance leases	10,102	29,522

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

	Fair Value	June 30, 2021		December 31, 2020
($ in thousands)	Measurement	Carrying Value	Fair Value	Carrying Value	Fair Value
Term Loan Facility	Level 2	$1,076,634	$1,088,362	$1,130,356	$1,132,979
Floor Plan Facility Revolving Line of Credit	Level 2	20,885	20,907	20,885	20,791
Real Estate Facility	Level 2	4,351	4,270	4,493	4,600

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

On April 17, 2019, a shareholder derivative suit styled Lincolnshire Police Pension Fund v. Camping World Holdings, Inc., et al., was filed in the Court of Chancery of the State of Delaware, alleging breaches of fiduciary duty for alleged failure to implement effective disclosure controls and internal controls over financial reporting and to properly oversee certain acquisitions and for alleged insider trading and unjust enrichment for compensation received during that time (the “LPPF Complaint”). The LPPF Complaint names the Company as nominal defendant, and names certain of the Company’s officers and directors, among others, as defendants and seeks compensatory damages, extraordinary equitable and/or injunctive relief, restitution and disgorgement, attorneys’ fees and costs, and any other and further relief the court deems just and proper. On May 30, 2019, the Court granted the parties’ joint motion to consolidate the Hunnewell and LPPF Complaints (as well as any future filed actions relating to the subject matter) and stay the newly consolidated action pending the resolution of defendants’ motion to dismiss in the Ronge action. Following the Ronge court’s approval of settlement and entry of a final judgment and order dismissing the Ronge action with prejudice, on August 31, 2020, the parties filed a stipulation and proposed order designating the LPPF Complaint as the operative complaint in the consolidated action, and setting forth a schedule for defendants to respond to that Complaint, which the Court granted. On October 30, 2020, the Company, along with the other defendants, moved to dismiss this action. On December 30, 2020, the Court granted the parties’ stipulated schedule for Plaintiffs to file an amended complaint. On January 7, 2021, Plaintiffs filed an Amended Complaint, alleging substantially same claims and seeking the same relief. On March 8, 2021, the Company, along with the other defendants, moved to dismiss the Amended Complaint.  Plaintiffs filed their opposition to Defendants’ motion to dismiss on June 4, 2021.  Defendants filed their reply in further support of their motion to dismiss on July 23, 2021.

On August 6, 2019, two shareholder derivative suits, styled Janssen v. Camping World Holdings, Inc., et al., and Sandler v. Camping World Holdings, Inc. et al., were filed in the U.S. District Court of Delaware.  Both actions name the Company as a nominal defendant, and name certain of the Company’s officers and directors, Crestview Partners II GP, L.P. and Crestview Advisors, L.L.C. as defendants, and allege: (i) violations of Section 14(a) of the Securities Exchange Act for issuing proxy statements that allegedly omitted material information and allegedly included materially false and misleading financial statements; (ii) violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934, seeking contribution for causing the Company to issue allegedly false and misleading statements and/or allegedly omit material information in public statements and/or the Company’s filings concerning the Company’s financial performance, the effectiveness of internal controls to ensure accurate financial reporting, and the success and profitability of the integration and rollout of Gander Outdoors (now Gander RV) stores; (iii) breaches of fiduciary duty, unjust enrichment, abuse of control, and gross mismanagement for allegedly causing or allowing the Company to disseminate to Camping World shareholders materially misleading and inaccurate information through the Company’s SEC filings; and (iv) breach of fiduciary duties for alleged insider selling and misappropriation of information (together, the “Janssen and Sandler Complaints”). The Janssen and Sandler Complaints seek restitutionary and/or compensatory damages, injunctive relief, disgorgement of all profits, benefits, and other compensation obtained by certain of the Company’s officers and directors, attorneys’ fees and costs, and any other and further relief the court deems just and proper. On September 25, 2019, the Court granted the parties’ joint motion to consolidate the action and stay the action pending resolution of defendants’ motion to dismiss in the Ronge action. Following the Ronge court’s approval of settlement and entry of a final judgment and order dismissing the Ronge action with prejudice, the case remains stayed while the parties confer regarding the schedule for further proceedings in the action.

On May 28, 2020, Kamela Woodings (“Woodings”), in her representative capacity under the Private Attorney General Action (“Woodings PAGA Complaint”) filed a lawsuit styled Woodings v. FreedomRoads, LLC in Los Angeles County Superior Court against FreedomRoads, LLC in which she alleged that she and the putative class members often performed off-the-clock work for which they were not adequately compensated, and alleged the following causes of action: Violation of California Labor Code Sections 2698, et seq, (Private Attorney General Act of 2004), which includes allegations of (1) Failure to Pay Minimum Wage, (2) Failure to Pay Overtime, (3) Failure to Provide Meal Periods, (4) Failure to Provide Rest Breaks, (5) Failure to Timely Pay Wage Upon Termination, (6) Failure to Timely Pay Wages During Employment, (7) Failure to Provide Complete And Accurate Wage Statements, and (8) Failure to Keep Accurate Business Records (the “PAGA Complaint”). The Woodings PAGA Complaint seeks civil penalties and attorneys’ fees and costs pursuant to California Labor Code Section 2699.

On June 25, 2020, Woodings filed a class action complaint styled Woodings v. FreedomRoads, LLC in Los Angeles County Superior Court against FreedomRoads, LLC in which Woodings alleged that she and the putative class members, all of FreedomRoads, LLC’s non-exempt California employees, were not appropriately compensated for all wages earned in the form of commission, and that she and the putative class members often performed off-the-clock work for which they were not adequately compensated. Woodings also alleged the following causes of action: (1) Violation of California Labor Code §§ 1194, 1197, and 1197.1 (unpaid minimum wages); (2) Violation of California Labor Code §§ 1198 (unpaid overtime); (3) Violation of California Labor Code § 226.7 (unpaid meal period premiums); (4) Violation of California Labor Code § 226.7 (unpaid rest period premiums); (5) Violation of California Labor Code §§ 201 and 202 (final wages not timely paid); (6) Violation of California Labor Code § 226(a) (non-compliant wage statements); (7) Fraud; (8) Negligent Misrepresentation; (9) Breach of Contract; (10) Accounting; and (11) Violation of California Business and Professions Code §§ 17200, et seq., with the following sub-claims of (a) Failure to Pay Overtime, (b) Failure to Provide Meal Periods, (c) Failure to Provide Rest Periods, (d) Failure to Pay Minimum Wages, (e) Failure to Timely Wage Upon Termination, (f) Failure to Timely Pay Wages During Employment, (g) Failure to Keep

Complete and Accurate Payroll Records, and (h) Failure to Pay Commissions, seeking certification as a class action, monetary damages including general unpaid wages, unpaid wages at overtime wage rates, premium wages for meal and rest breaks not provided, general and special damages, actual, consequential and incidental losses and damages, statutory wage penalties, punitive damages, pre-judgment interest, attorneys’ fees and costs, liquidated damages, and non-monetary damages including an accounting of FreedomRoads, LLC’s revenues, costs and profits in connection with each sale of goods made by the putative class members and the appointment of a receiver to receive, manage and distribute any funds disgorged from FreedomRoads, LLC as may be determined to have been wrongly acquired by FreedomRoads, LLC, and any other and further relief the court deems just and proper (“Woodings Class Action”).

On August 6, 2020, the Woodings Class Action was removed to the U.S. District Court for the Central District of California. On August 27, 2020, Woodings amended the Woodings Class Action to add a second plaintiff, Jodi Dormaier, representing a Washington subclass of all non-exempt FreedomRoads, LLC employees, in an amended lawsuit styled Kamela Woodings and Jodi Dormaier v. FreedomRoads, LLC (the “Amended Woodings Class Action”). The Amended Woodings Class Action alleged the following additional causes of action: Violation of Wash. Rev. Code §§ 49.46.090 and 49.46.090 (failure to pay minimum wage); Violation of Wash. Rev. Code § 49.46.130 (failure to pay overtime); Violation of Wash. Rev. Code §§ 49.12.020 (failure to provide meal breaks); Violation of Wash. Rev. Code §§ 49.12.020 (failure to provide rest breaks); Violation of Wash. Rev. Code §§ 49.48.010 (payment of wages upon termination); and Violation of Wash. Rev. Code §§ 49.52.050 (willful exemplary damages) seeking class certification, damages and restitution for all unpaid wages and other injuries to Woodings, Dormaier, and the putative class, pre-judgment interest, declaratory judgment establishing a violation of California Labor Code, California Business and Professional Code §§ 17200, et seq., Revised Code of Washington and other laws of the States of California and Washington, and public policy, compensatory damages including lost wages, earnings, liquidated damages, and other employee benefits together with interest, restitution, recovery of all money, actual damages and all other sums of money owed to Woodings, Dormaier, and the putative class members, together with interest, an accounting of FreedomRoads, LLC’s revenues, costs, and profits in connection with each sale of goods and services made by Woodings, Dormaier, and the putative class, and reasonable attorneys’ fees and costs, and any other and further relief the court deems just and proper.

On January 18, 2021, the parties entered into a preliminary agreement to settle the Amended Woodings Class Action and the Woodings PAGA Complaint subject to the terms of a long-form settlement agreement to be executed by the parties and approval by the courts. On July 26, 2021, the parties executed the long-form settlement agreement and filed a motion seeking preliminary approval of the settlement from the court. As of June 30, 2021, the Company had a reserve totaling $4.0 million for estimated losses related to this matter, which is consistent with the preliminary settlement amount.

No assurance can be made that these or similar suits will not result in a material financial exposure in excess of insurance coverage, which could have a material adverse effect upon the Company’s financial condition and results of operations.

From time to time, the Company is involved in other litigation arising in the normal course of business operations.

10. Statement of Cash Flows

Supplemental disclosures of cash flow information for the following periods (in thousands) were as follows:

	Six Months Ended
	June 30,	June 30,
	2021	2020
Cash paid during the period for:
Interest	$30,656	$35,059
Income taxes	56,151	783
Non-cash investing activities:
Leasehold improvements paid by lessor	91	24
Vehicles transferred to property and equipment from inventory	820	161
Capital expenditures in accounts payable and accrued liabilities	12,660	1,372
Non-cash financing activities:
Par value of Class A common stock issued in exchange for common units in CWGS, LLC	42	1
Par value of Class A common stock issued for vested restricted stock units	—	2
Cost of treasury stock issued for vested restricted stock units	3,025	—

11. Acquisitions

During the six months ended June 30, 2020, the Company did not acquire any businesses. During the six months ended June 30, 2021, subsidiaries of the Company acquired the assets of twelve RV dealerships that constituted businesses under accounting rules. The Company used cash to complete the acquisitions. The Company considers acquisitions of independent dealerships to be a fast and capital efficient alternative to opening new retail locations to expand its business and grow its customer base. The acquired businesses were recorded at their estimated fair values under the acquisition method of accounting. The balance of the purchase prices in excess of the fair values of net assets acquired were recorded as goodwill.

During the six months ended June 30, 2021, the RV and Outdoor Retail segment acquired the assets of various RV dealerships comprised of twelve locations for an aggregate purchase price of approximately $99.0 million. Additionally, during the six months ended June 30, 2021, the Company purchased real property of $48.3 million of which $31.4 million related to the sellers of the acquired businesses.

The estimated fair values of the assets acquired and liabilities assumed for the acquisitions of dealerships consist of the following:

	Six Months Ended June 30,
($ in thousands)	2021	2020
Tangible assets (liabilities) acquired (assumed):
Accounts receivable, net	$847	$—
Inventories, net	26,523	(108)
Prepaid expenses and other assets	126	—
Property and equipment, net	1,348	—
Operating lease assets	1,222	—
Current portion of operating lease liabilities	(195)	—
Operating lease liabilities, net of current portion	(1,027)	—
Total tangible net assets acquired	28,844	(108)
Goodwill	70,172	108
Cash paid for acquisitions	99,016	—
Inventory purchases financed via floor plan	(19,537)	—
Cash payment net of floor plan financing	$79,479	$—

The fair values above for the six months ended June 30, 2021 are preliminary as they are subject to measurement period adjustments for up to one year from the date of acquisition as new information is obtained about facts and circumstances that existed as of the acquisition date relating to the valuation of the acquired assets, primarily the acquired inventories. For the six months ended June 30, 2020, the fair values above represent measurement period adjustments for valuation of acquired inventories relating to dealership acquisitions during the year ended December 31, 2019. The primary items that generated the goodwill are the value of the expected synergies between the acquired businesses and the Company and the acquired assembled workforce, neither of which qualify for recognition as a separately identified intangible asset. For the six months ended June 30, 2021 and 2020, acquired goodwill of $70.2 million and $0.0 million, respectively, is expected to be deductible for tax purposes. Included in the six months ended June 30, 2021 condensed consolidated financial results were $33.5 million of revenue, and $2.3 million of pre-tax income, respectively of the acquired dealerships from the applicable acquisition dates. Pro forma information on these acquisitions has not been included, because the Company has deemed them to not be individually or cumulatively material.

12. Income Taxes

CWH is organized as a Subchapter C corporation and, as of June 30, 2021, is a 51.6% owner of CWGS, LLC (see Note 14 — Stockholders’ Equity and Note 15 — Non-Controlling Interests). CWGS, LLC is organized as a limited liability company and treated as a partnership for U.S. federal and most applicable state and local income tax purposes and as such, is generally not subject to any U.S. federal entity-level income taxes with the exception of Americas Road and Travel Club, Inc., Camping World, Inc. (“CW”), and FreedomRoads RV, Inc. and their wholly-owned subsidiaries, which are Subchapter C corporations.

As further described in Note 1 — Summary of Significant Accounting Policies — COVID-19, in response to the COVID-19 pandemic, many governments have enacted or are contemplating measures to provide aid and economic stimulus. These measures may include deferring the due dates of income tax and payroll tax payments or other changes to their income and non-income-based tax laws. The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020 in the U.S., includes measures to assist companies, including temporary changes to income and non-income-based tax laws. For the six months ended June 30, 2021, there were no material tax impacts to the Company’s condensed consolidated financial statements as it relates to COVID-19 measures other than the deferral of non-income-based payroll taxes under the CARES Act of $29.2 million as of June 30, 2021, of which $14.6 million were included in other long-term liabilities in the condensed consolidated balance sheets. The Company will continue to monitor additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service and others. Furthermore, on March 11, 2021 the American Rescue Plan Act, a $1.9 trillion tax-and-spending package aimed at addressing the continuing economic and health impacts of the coronavirus pandemic, was enacted.  The American Rescue Plan Act provisions do not have a material impact on the Company’s income tax expense and effective tax rate.

For the six months ended June 30, 2021, the Company's effective income tax rate was 10.1%, which differed from the federal statutory rate of 21.0% primarily due to a portion of the Company’s earnings being attributable to non-controlling interests in limited liability companies, which are not subject to corporate level taxes, income tax benefits of $14.8 million recorded in the six months ended June 30, 2021 related to the release of the valuation allowance on deferred tax assets at CW that can now be included in state combined unitary income tax returns and $4.1 million for the revaluation of deferred tax assets as a result of increased state tax rates. For the six months ended June 30, 2020, the Company’s effective income tax rate was 14.2% due to a portion of the Company’s earnings being attributable to non-controlling interests in limited liability companies, which are not subject to corporate level taxes and due to CW losses for which an income tax benefit could not be recognized as a result of the full valuation allowance on its deferred tax assets during that period.

The Company evaluates its deferred tax assets on a quarterly basis to determine if they can be realized and establishes valuation allowances when it is more likely than not that all or a portion of the deferred tax assets may not be realized. At June 30, 2021 and December 31, 2020, the Company determined that all of its deferred tax assets (except those of CW and the Outside Basis Deferred Tax Asset discussed below) are more likely than not to be realized. The Company maintains a valuation allowance against the deferred tax assets of CW, excluding certain state deferred tax assets included in the state combined unitary income tax returns, since it was determined that it is more likely than not, based on available objective evidence, that CW  would have insufficient taxable income in the current or carryforward periods under the tax laws to realize the future tax benefits for this portion of its deferred tax assets. The Company maintains a valuation allowance against the Outside Basis Deferred Tax Asset pertaining to the portion that is not amortizable for tax purposes, since the Company would likely only realize the non-amortizable portion of the Outside Basis Deferred Tax Asset if the investment in CWGS, LLC was divested.

The Company is party to the Tax Receivable Agreement that provides for the payment by the Company to the Continuing Equity Owners and Crestview Partners II GP, L.P. of 85% of the amount of tax benefits, if any, the Company actually realizes, or in some circumstances is deemed to realize, as a result of (i) increases in the tax basis from the purchase of common units from Crestview Partners II GP, L.P. in exchange for Class A common stock in connection with the consummation of the IPO and the related transactions and any future redemptions that are funded by the Company and any future redemptions or exchanges of common units by Continuing Equity Owners as described above and (ii) certain other tax benefits attributable to payments made under the Tax Receivable Agreement. During the six months ended June 30, 2021 and 2020, 4,181,552 and 110,000 common units in CWGS, LLC, respectively, were exchanged for Class A common stock subject to the provisions of the Tax Receivable Agreement. The Company recognized a liability for the Tax Receivable Agreement payments due to those parties that redeemed common units, representing 85% of the aggregate tax benefits the Company expects to realize from the tax basis increases related to the exchange, after concluding it was probable that the Tax Receivable Agreement payments would be paid based on estimates of future taxable income. As of June 30, 2021 and December 31, 2020, the amount of Tax Receivable Agreement payments due under the Tax Receivable Agreement was $179.9 million and $145.9 million, respectively, of which $12.3 million and $8.1 million at June 30, 2021 and December 31, 2020, respectively, was included in the current portion of the Tax Receivable Agreement liability in the condensed consolidated balance sheets.

The Tax Receivable Agreement liability and the related Deferred Tax Assets for the Tax Receivable Agreement liability and the investment in CWGS, LLC increased $38.5 million and $45.3 million, respectively, as a result of Continuing Equity Owner’s, primarily Crestview Partners II GP, L.P., combined redemption of 4.0 million common units in CWGS, LLC for 4.0 million shares of the Company’s Class A common stock during the six months ended June 30, 2021 and were recorded to additional paid-in capital (see the condensed consolidated statements of stockholders’ equity (deficit)). Payments pursuant to the Tax Receivable Agreement relating to these redemptions would begin during the year ended December 31, 2022.

13. Related Party Transactions

Transactions with Directors, Equity Holders and Executive Officers

FreedomRoads leases various retail locations from managers and officers. During the three months ended June 30, 2021 and 2020, the related party lease expense for these locations were each $0.5 million. During the six months ended June 30, 2021 and 2020, the related party lease expense for these locations were each $1.0 million.

In January 2012, FreedomRoads entered into a lease for the offices in Lincolnshire, Illinois, which was amended in March 2013 and November 2019 (the “Lincolnshire Lease”). For the three months ended June 30, 2021 and 2020, rental payments for the Lincolnshire Lease, including common area maintenance charges, were each $0.2 million. For the six months ended June 30, 2021 and 2020, rental payments for the Lincolnshire Lease, including common area maintenance charges, were each $0.4 million. The Company’s Chairman and Chief Executive Officer has personally guaranteed the Lincolnshire Lease.

Other Transactions

The Company does business with certain companies in which Mr. Lemonis has a direct or indirect material interest. The Company purchased fixtures for interior store sets at the Company’s retail locations from Precise Graphix. Mr. Lemonis has had a 67% economic interest in Precise Graphix, which is currently in dispute. The Company is not a party to the dispute. The Company paid Precise Graphix $0 and $0.1 million for the three months ended June 30, 2021 and June 30, 2020, respectively. The Company received refunds from

Precise Graphix totaling $0.2 million for the six months ended June 30, 2021 and paid $0.3 million for the six months ended June 30, 2020.

The Company paid Kaplan, Strangis and Kaplan, P.A., of which Andris A. Baltins is a member, and a member of the Company’s board of directors, $0.2 million and $0.1 million during the six months ended June 30, 2021 and 2020, respectively, for legal services.

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

During the six months ended June 30, 2021, the Company repurchased 1,149,742 shares of Class A common stock under this program for approximately $45.5 million, including commissions paid, at a weighted average price per share of $39.55, which is recorded as treasury stock on the condensed consolidated balance sheets. Class A common stock held as treasury stock is not considered outstanding. During the six months ended June 30, 2021, the Company reissued 220,499 shares of Class A common stock from treasury stock to settle the exercises of stock options and vesting of restricted stock units. As of June 30, 2021, the remaining approved amount for repurchases of Class A common stock under the share repurchase program was approximately $33.0 million.

On August 3, 2021, the Company’s Board of Directors authorized an increase and extension of the stock repurchase program for the repurchase of up to an additional $125.0 million of the Company’s Class A common stock, expiring on August 31, 2023.

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

As of June 30, 2021 and December 31, 2020, there were 88,113,933 and 89,043,176 common units of CWGS, LLC outstanding, respectively, of which CWH owned 45,478,698 and 42,226,389 common units of CWGS, LLC, respectively, representing 51.6% and 47.4% ownership interests in CWGS, LLC, respectively, and the Continuing Equity Owners owned 42,635,235 and 46,816,787 common units of CWGS, LLC, respectively, representing 48.4% and 52.6% ownership interests in CWGS, LLC, respectively.

During the six months ended June 30, 2021, Crestview redeemed 4.0 million common units of CWGS, LLC in exchange for 4.0 million shares of the Company’s Class A common stock, which also resulted in the cancellation of 4.0 million shares of the Company’s Class B common stock that was previously held by Crestview with no additional consideration provided.

The following table summarizes the effects of changes in ownership in CWGS, LLC on the Company’s equity:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2021	2020	2021	2020
Net income attributable to Camping World Holdings, Inc.	$109,188	$58,077	$171,510	$49,917
Transfers to non-controlling interests:
Decrease in additional paid-in capital as a result of the purchase of common units from CWGS, LLC with proceeds from the exercise of stock options	(257)	(105)	(1,269)	(105)
(Decrease) increase in additional paid-in capital as a result of the vesting of restricted stock units	(1,645)	(10)	(2,865)	72
Decrease in additional paid-in capital as a result of repurchases of Class A common stock for withholding taxes on vested RSUs	(31)	(347)	(56)	(559)
Increase in additional paid-in capital as a result of repurchases of Class A common stock for treasury stock	22,127	—	22,127	—
Increase in additional paid-in capital as a result of the redemption of common units of CWGS, LLC	11,785	58	34,711	62
Change from net income attributable to Camping World Holdings, Inc. and transfers to non-controlling interests	$141,167	$57,673	$224,158	$49,387

16. Equity-based Compensation Plans

The following table summarizes the equity-based compensation that has been included in the following line items within the consolidated statements of operations during:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
($ in thousands)	2021	2020	2021	2020
Equity-based compensation expense:
Costs applicable to revenue	$165	$191	$323	$347
Selling, general, and administrative	5,882	3,991	11,833	7,147
Total equity-based compensation expense	$6,047	$4,182	$12,156	$7,494

The following table summarizes stock option activity for the six months ended June 30, 2021:

Stock Options
(in thousands)
Outstanding at December 31, 2020	470
Exercised	(115)
Forfeited	(5)
Outstanding at June 30, 2021	350
Options exercisable at June 30, 2021	350

The following table summarizes restricted stock unit activity for the six months ended June 30, 2021:

Restricted
Stock Units
(in thousands)
Outstanding at December 31, 2020	3,392
Granted	386
Vested	(114)
Forfeited	(124)
Outstanding at June 30, 2021	3,540

During the six months ended June 30, 2021, the Company granted 386,471 RSUs to employees and non-employee directors with an aggregate grant date fair value of $13.9 million and weighted-average grant date fair value of $35.95, which will be recognized, net of forfeitures, over a vesting period of four to five years for employees and a vesting period of one year for non-employee directors.

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

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands except per share amounts)	2021	2020	2021	2020
Numerator:
Net income	$246,076	$163,222	$393,501	$149,093
Less: net income attributable to non-controlling interests	(136,888)	(105,145)	(221,991)	(99,176)
Net income attributable to Camping World Holdings, Inc. — basic	$109,188	$58,077	171,510	49,917
Add: reallocation of net income attributable to non-controlling interests from the assumed dilutive effect of stock options and RSUs	1,772	—	—	—
Add: reallocation of net income attributable to non-controlling interests from the assumed exchange of common units of CWGS, LLC for Class A common stock	—	79,603	166,495	68,383
Net income attributable to Camping World Holdings, Inc. — diluted	$110,960	$137,680	$338,005	$118,300
Denominator:
Weighted-average shares of Class A common stock outstanding — basic	45,983	37,635	44,790	37,585
Dilutive options to purchase Class A common stock	169	—	167	—
Dilutive restricted stock units	1,398	434	1,177	359
Dilutive common units of CWGS, LLC that are convertible into Class A common stock	—	51,620	44,288	51,634
Weighted-average shares of Class A common stock outstanding — diluted	47,550	89,689	90,422	89,578

Earnings per share of Class A common stock — basic	$2.37	$1.54	$3.83	$1.33
Earnings per share of Class A common stock — diluted	$2.33	$1.54	$3.74	$1.32

Weighted-average anti-dilutive securities excluded from the computation of diluted earnings per share of Class A common stock:
Stock options to purchase Class A common stock	—	715	—	726
Restricted stock units	14	620	8	658
Common units of CWGS, LLC that are convertible into Class A common stock	43,057	—	—	—

Shares of the Company’s Class B common stock and Class C common stock do not share in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B common stock or Class C common stock under the two-class method has not been presented.

18. Segments Information

The Company has the following two reportable segments: (i) Good Sam Services and Plans, and (ii) RV and Outdoor Retail. Within the Good Sam Services and Plans segment, the Company primarily derives revenue from the sale of the following offerings: emergency roadside assistance plans; property and casualty insurance programs; travel assist programs; extended vehicle service contracts; vehicle refinancing and refinancing assistance; consumer shows and events; and consumer publications and directories. Within the RV and Outdoor Retail segment, the Company primarily derives revenue from the sale of new and used RVs; commissions on the finance and insurance contracts related to the sale of RVs; the sale of RV service and collision work; the sale of RV parts, accessories, and supplies; the sale of outdoor products, equipment, gear and supplies; business to business distribution of RV furniture; and the sale of Good Sam Club memberships and co-branded credit cards.

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

Reportable segment revenue; segment income; floor plan interest expense; depreciation and amortization; other interest expense, net; and total assets are as follows:

	Three Months Ended June 30, 2021				Three Months Ended June 30, 2020
	Good Sam	RV and			Good Sam	RV and
	Services	Outdoor	Intersegment		Services	Outdoor	Intersegment
($ in thousands)	and Plans	Retail	Eliminations	Total	and Plans	Retail	Eliminations	Total
Revenue:
Good Sam services and plans	$46,955	$—	$(53)	$46,902	$44,692	$—	$(173)	$44,519
New vehicles	—	1,060,982	(2,204)	1,058,778	—	900,245	(2,070)	898,175
Used vehicles	—	461,217	(1,080)	460,137	—	275,699	(789)	274,910
Products, service and other	—	306,127	(573)	305,554	—	231,512	(340)	231,172
Finance and insurance, net	—	182,305	(4,620)	177,685	—	150,194	(2,876)	147,318
Good Sam Club	—	12,751	—	12,751	—	10,651	—	10,651
Total consolidated revenue	$46,955	$2,023,382	$(8,530)	$2,061,807	$44,692	$1,568,301	$(6,248)	$1,606,745

	Six Months Ended June 30, 2021				Six Months Ended June 30, 2020
	Good Sam	RV and			Good Sam	RV and
	Services	Outdoor	Intersegment		Services	Outdoor	Intersegment
($ in thousands)	and Plans	Retail	Eliminations	Total	and Plans	Retail	Eliminations	Total
Revenue:
Good Sam services and plans	$87,867	$—	$(94)	$87,773	$93,384	$—	$(1,657)	$91,727
New vehicles	—	1,884,757	(4,003)	1,880,754	—	1,398,641	(3,149)	1,395,492
Used vehicles	—	756,246	(1,852)	754,394	—	482,932	(1,357)	481,575
Products, service and other	—	557,717	(893)	556,824	—	404,524	(729)	403,795
Finance and insurance, net	—	323,925	(7,986)	315,939	—	244,642	(4,868)	239,774
Good Sam Club	—	23,904	—	23,904	—	21,655	—	21,655
Total consolidated revenue	$87,867	$3,546,549	$(14,828)	$3,619,588	$93,384	$2,552,394	$(11,760)	$2,634,018

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
($ in thousands)	2021	2020	2021	2020
Segment income:(1)
Good Sam Services and Plans	$23,202	$24,591	$44,385	$45,931
RV and Outdoor Retail	302,613	188,383	461,649	188,511
Total segment income	325,815	212,974	506,034	234,442
Corporate & other	(2,138)	(2,165)	(4,490)	(4,894)
Depreciation and amortization	(13,044)	(12,567)	(25,745)	(26,645)
Other interest expense, net	(11,789)	(14,547)	(24,012)	(29,205)
Tax Receivable Agreement liability adjustment	—	—	(3,520)	—
Loss and expense on debt restructure	(10,421)	—	(10,421)	—
Other income, net	—	—	45	—
Income before income taxes	$288,423	$183,695	$437,891	$173,698
(1)	Segment income is defined as income from operations before depreciation and amortization plus floor plan interest expense.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
($ in thousands)	2021	2020	2021	2020
Depreciation and amortization:
Good Sam Services and Plans	$760	$768	$1,569	1,524
RV and Outdoor Retail	12,284	11,799	24,176	25,121
Total depreciation and amortization	$13,044	$12,567	$25,745	$26,645

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
($ in thousands)	2021	2020	2021	2020
Other interest expense, net:
Good Sam Services and Plans	$—	$—	$—	$—
RV and Outdoor Retail	1,907	2,082	3,709	3,974
Subtotal	1,907	2,082	3,709	3,974
Corporate & other	9,882	12,465	20,303	25,231
Total other interest expense, net	$11,789	$14,547	$24,012	$29,205

	June 30,	December 31,
($ in thousands)	2021	2020
Assets:
Good Sam Services and Plans	$88,092	$140,825
RV and Outdoor Retail	3,310,560	2,881,637
Subtotal	3,398,652	3,022,462
Corporate & other	298,170	233,969
Total assets	$3,696,822	$3,256,431

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

For purposes of this Form 10-Q, we define an "Active Customer" as a customer who has transacted with us in any of the eight most recently completed fiscal quarters prior to the date of measurement. Unless otherwise indicated, the date of measurement is June 30, 2021, our most recently completed fiscal quarter.

Overview

Camping World Holdings, Inc. (together with its subsidiaries) is America’s largest retailer of recreational RVs and related products and services. Our vision is to build a long-term legacy business that makes RVing fun and easy, and our Camping World and Good Sam brands have been serving RV consumers since 1966. We strive to build long-term value for our customers, employees, and shareholders by combining a unique and comprehensive assortment of RV products and services with a national network of RV dealerships, service centers and customer support centers along with the industry’s most extensive online presence and a highly-trained and knowledgeable team of associates serving our customers, the RV lifestyle, and the communities in which we operate. We also believe that our Good Sam organization and family of programs and services uniquely enables us to connect with our customers as stewards of the RV lifestyle. On June 30, 2021, we operated a total of 187 retail locations, with 186 of these selling and/or servicing RVs. See Note 1 – Summary of Significant Accounting Policies to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

With the COVID-19 crisis (see “COVID-19” below) causing many state and local governments to issue “stay-at-home” and “shelter-in-place” restrictions in mid-to-late March 2020, sales and traffic levels across the RV industry declined significantly in March 2020. In response to the COVID-19 pandemic, many RV manufacturers, including Thor Industries, Forest River, Inc., and Winnebago Industries, temporarily suspended production from late March to mid-May 2020. This led to a 44.6% decrease in wholesale shipments of new RVs for the three month period of March, April, and May 2020, according to the RV Industry Association’s survey of manufacturers. The Company had taken steps to add new private label lines, expand its relationships with smaller RV manufacturers, and acquire used inventory to help manage risks in its supply chain. In conjunction with the stay-at-home and shelter-in-place restrictions enacted in many areas, the Company saw significant sequential declines in its overall customer traffic levels and its overall revenues from the mid-March to mid-to-late April 2020 timeframe. In the latter part of April 2020, the Company began to see significant improvements in its online web traffic levels and number of electronic leads, and in early May 2020, the Company began to see improvements in its overall revenue levels. As the stay-at-home restrictions began to ease across certain areas of the country, the Company experienced significant acceleration in its in-store and online traffic, lead generation, and revenue trends in May 2020 continuing into the quarter ended June 30, 2021.

On September 15, 2020, we announced a number of initiatives heading into 2021, including plans to launch a peer-to-peer RV rental marketplace, and a mobile RV technician marketplace, as well as plans to acquire RV dealerships. These initiatives continue to keep RVs as the focal point while expanding our value proposition to the customer and, in particular, to our 2.2 million active Good Sam members. See “Liquidity and

Capital Resources” in Part I, Item 2 of this Form 10-Q for a discussion of the expected cash requirements in 2021 for dealership acquisitions. The cash expenditures relating to the development of the peer-to-peer RV rental marketplace and mobile RV technician marketplace are not expected to be material.

The peer-to-peer RV rental marketplace, which is branded as Good Sam RV Rentals, can be accessed at RVRentals.com. The platform will seamlessly connect owners and renters to maximize the owner’s return on investment while allowing the renter to pay less money and experience the RV lifestyle first-hand. The website soft launched with full functionality to book and rent RVs in July 2021 and the full nationwide launch is expected during the quarter ended September 30, 2021.

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

In response to the pandemic, we implemented preparedness plans to keep our employees and customers safe, which include social distancing, providing employees with face coverings and/or other protective clothing as required, implemented additional cleaning and sanitization routines, and work-from-home orders for a significant portion of our workforce. The majority of our retail locations continued to operate as essential businesses and consequently remained open to serve our customers through the pandemic, and we continued to operate our e-commerce business. In addition to reducing marketing expenses, we temporarily reduced salaries and hours throughout the Company, including for our executive officers, and implemented headcount and other cost reductions primarily from the middle of March 2020 through the middle of May 2020. Most of these temporary salary and hourly reductions ended in May 2020 as the adverse economic impacts of the pandemic began to decline. In July 2021, we began transitioning many of our employees from work-from-home schedules to a return to our offices.

In conjunction with the stay-at-home and shelter-in-place restrictions enacted in many areas, we saw significant sequential declines in overall customer traffic levels and overall revenues from the mid-March to mid-to-late April 2020 timeframe. In the latter part of April 2020, we began to see a significant improvement in online web traffic levels, and in early May 2020, we began to see improvements in overall revenue levels. As the stay-at-home restrictions began to ease across certain areas of the country, we experienced significant acceleration in our in-store traffic and revenue trends in May of 2020 continuing into the quarter ended June 30, 2021.

We have been implementing marketing and operational plans to optimize our leadership position through the pandemic, regardless of the ultimate timing and slope of the recovery curve. We have adapted our sales practices to accommodate customers’ safety concerns in this COVID-19 environment, such as offering virtual tours of RVs and providing home delivery options. Historically, most of our consumer shows and events took place during the first quarter. As a consequence of COVID-19, we held no in-person consumer shows during the first six months of 2021, held fewer in-person consumer shows and events during 2020 than in 2019 and we debuted our first virtual show in 2020.

As other modes of transportation and vacation options recover from the impact of COVID-19, the increased demand for our products may not be sustained. We are unable to accurately quantify the future impact that COVID-19 may have on our business, results of operations and liquidity due to numerous uncertainties, including the impact of COVID-19 variants; the duration of the pandemic, including additional waves of infection or the spread of new variants; the effectiveness of vaccines against COVID-19 variants and the willingness of a sufficient proportion of the public to receive the vaccine; the economic impact of the pandemic; actions that may be taken by governmental authorities; and other as yet unanticipated consequences. In addition, there could be weakening demand for items that are not basic goods, and our supply chain could be disrupted in the future as a result of the outbreak, such as if Thor Industries, Inc. were to again close its North American production facilities as it did from late March to early May 2020. Any of these events could have a materially adverse impact on our operating results.

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

The RV industry posted record shipments in both the third and fourth quarters of 2020, according to the RV Industry Association. Wholesale shipments of RVs for the second half of 2020 increased 34.2% over the comparable period in 2019. For the year ended December 31, 2020 total RV shipments increased 6.0% versus the comparable period in 2019, with the travel trailer group showing the largest increase. Wholesale shipments for the second quarter of 2021 were 151,760 units, a new record for RV shipments for any quarter. Shipments for the six months ended June 30, 2021 increased 70.5% over the six months ended June 30, 2020.

Thor Industries, our largest supplier of RVs, announced in their Form 10-Q for the three months ended April 30, 2021 filed with the Securities and Exchange Commission on June 8, 2021 that their North American RV order backlog had increased substantially, and also announced that they had experienced supply constraints and shortages of various RV component parts as a result of the current market conditions and the COVID-19 pandemic, which they attempt to minimize, when possible, by identifying alternate suppliers. These potential supply constraints are not unique to Thor Industries as suppliers in the RV industry attempt to meet the high demand for RV products, as described above, in the midst of the COVID-19 pandemic, which has created a shortage of RV new unit inventory. In light of this shortage, as discussed above, we have taken steps to add new private label lines, expand our relationships with smaller RV manufacturers, and increased our focus on acquiring used inventory to help manage risks in our supply chain.

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

More specifically, as discussed in Note 12 — Income Taxes to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q, CWH is organized as a Subchapter C corporation and, as of June 30, 2021, is a 51.6% owner of CWGS, LLC (see Note 14 — Stockholders’ Equity and Note 15 — Non-Controlling Interests to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q). CWGS, LLC is organized as a limited liability company and treated as a partnership for U.S. federal and most applicable state and local income tax purposes and, as such is generally not subject to any U.S. federal entity-level income taxes (“Pass-Through”), with the exception of Americas Road and Travel Club, Inc., Camping World, Inc. (“CW”), and FreedomRoads RV, Inc. and their wholly-owned subsidiaries, which are Subchapter C corporations (“C-Corp”) embedded within the CWGS, LLC structure.

CWH receives an allocation of its share of the net income (loss) of CWGS, LLC based on CWH’s weighted-average ownership of CWGS, LLC for the period. CWH recognizes income tax expense on its pre-tax income including its portion of this income allocation from CWGS, LLC primarily relating to Pass-Through entities. The income tax relating to the net income (loss) of CWGS, LLC allocated to CWH that relates to separately taxed C-Corp entities is recorded at CWGS, LLC. No income tax expense is recognized by the Company for the portion of net income (loss) of CWGS, LLC allocated to non-controlling interest other than income tax expense recorded by CWGS, LLC. Rather, tax distributions are paid to the non-controlling interest holders which are recorded as distributions to holders of LLC common units in the condensed consolidated statements of cash flows. CWH is subject to U.S. federal, state and local income taxes with respect to its allocable share of any taxable income of CWGS, LLC and is taxed at the prevailing corporate tax rates. For the six months ended June 30, 2021 and 2020, the Company used effective income tax rate assumptions of 25.5% and 25.0%, respectively, for income adjustments applicable to CWH when calculating the adjusted net income (loss) attributable to Camping World Holdings, Inc. ─ basic and diluted (see “Non-GAAP Financial Measures” in Part I, Item 2 of this Form 10-Q). CWGS, LLC may be liable for various other state and local taxes.

The following table presents the allocation of CWGS, LLC’s net income (loss) to CWH between C-Corp and Pass-Through, the allocation of CWGS, LLC’s net income (loss) to non-controlling interests, income tax expense recognized by CWH, and other items:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2021	2020	2021	2020
C-Corp portion of CWGS, LLC net income (loss) allocated to CWH	$2,237	$2,171	$4,406	$(17,433)
Pass-Through portion of CWGS, LLC net income allocated to CWH	143,951	74,490	223,243	89,756
CWGS, LLC net income allocated to CWH	146,188	76,661	227,649	72,323
CWGS, LLC net income allocated to noncontrolling interests	136,888	105,145	221,991	99,176
CWGS, LLC net income	283,076	181,806	449,640	171,499
Tax Receivable Agreement liability adjustment	—	—	(3,520)	—
Income tax expense recorded by CWH	(37,010)	(18,598)	(52,688)	(22,471)
Other incremental CWH net income	10	14	69	65
Net income	$246,076	$163,222	$393,501	$149,093

The following table presents further information on income tax expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2021	2020	2021	2020
Income tax expense recorded by CWH	$(37,010)	$(18,598)	$(52,688)	$(22,471)
Income tax expense recorded by CWGS, LLC	(5,337)	(1,875)	8,298	(2,134)
Income tax expense	$(42,347)	$(20,473)	$(44,390)	$(24,605)

Results of Operations

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

The following table sets forth information comparing the components of net income (loss) for the three months ended June 30, 2021 and 2020:

	Three Months Ended
	June 30, 2021		June 30, 2020
		Percent of		Percent of	Favorable/ (Unfavorable)
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%

Revenue:
Good Sam Services and Plans	$46,902	2.3%	$44,519	2.8%	$2,383	5.4%
RV and Outdoor Retail:
New vehicles	1,058,778	51.4%	898,175	55.9%	160,603	17.9%
Used vehicles	460,137	22.3%	274,910	17.1%	185,227	67.4%
Products, service and other	305,554	14.8%	231,172	14.4%	74,382	32.2%
Finance and insurance, net	177,685	8.6%	147,318	9.2%	30,367	20.6%
Good Sam Club	12,751	0.6%	10,651	0.7%	2,100	19.7%
Subtotal	2,014,905	97.7%	1,562,226	97.2%	452,679	29.0%
Total revenue	2,061,807	100.0%	1,606,745	100.0%	455,062	28.3%

Gross profit (exclusive of depreciation and amortization shown separately below):
Good Sam Services and Plans	29,722	1.4%	29,285	1.8%	437	1.5%
RV and Outdoor Retail:
New vehicles	300,670	14.6%	145,605	9.1%	155,065	106.5%
Used vehicles	125,308	6.1%	66,081	4.1%	59,227	89.6%
Products, service and other	115,602	5.6%	91,831	5.7%	23,771	25.9%
Finance and insurance, net	177,685	8.6%	147,318	9.2%	30,367	20.6%
Good Sam Club	10,856	0.5%	8,518	0.5%	2,338	27.4%
Subtotal	730,121	35.4%	459,353	28.6%	270,768	58.9%
Total gross profit	759,843	36.9%	488,638	30.4%	271,205	55.5%

Operating expenses:
Selling, general and administrative expenses	432,249	21.0%	271,591	16.9%	(160,658)	(59.2)%
Debt restructure expense	9,031	0.4%	—	—	(9,031)	n/m
Depreciation and amortization	13,044	0.6%	12,567	0.8%	(477)	(3.8)%
Long-lived asset impairment	536	0.0%	—	—	(536)	n/m
Lease termination	—	—	868	0.1%	868	n/m
Loss on disposal of assets	10	0.0%	272	0.0%	262	96.3%
Total operating expenses	454,870	22.1%	285,298	17.8%	(169,572)	(59.4)%
Income from operations	304,973	14.8%	203,340	12.7%	101,633	50.0%
Other income (expense):
Floor plan interest expense	(3,371)	(0.2)%	(5,098)	(0.3)%	1,727	33.9%
Other interest expense, net	(11,789)	(0.6)%	(14,547)	(0.9)%	2,758	19.0%
Loss on debt restructure	(1,390)	(0.1)%	—	—	(1,390)	n/m
Total other expense	(16,550)	(0.8)%	(19,645)	(1.2)%	3,095	15.8%
Income before income taxes	288,423	14.0%	183,695	11.4%	104,728	57.0%
Income tax expense	(42,347)	(2.1)%	(20,473)	(1.3)%	(21,874)	(106.8)%
Net income	246,076	11.9%	163,222	10.2%	82,854	50.8%
Less: net income attributable to non-controlling interests	(136,888)	(6.6)%	(105,145)	(6.5)%	(31,743)	(30.2)%
Net income attributable to Camping World Holdings, Inc.	$109,188	5.3%	$58,077	3.6%	$51,111	88.0%

n/m – not meaningful

Supplemental Data

	Three Months Ended June 30,		Increase		Percent
	2021	2020	(decrease)		Change
Unit sales
New vehicles	26,181	27,168	(987)		(3.6)%
Used vehicles	14,319	11,618	2,701		23.2%
Total	40,500	38,786	1,714		4.4%

Average selling price
New vehicles	$40,441	$33,060	$7,381		22.3%
Used vehicles	$32,135	$23,662	$8,472		35.8%

Same store unit sales(1)
New vehicles	23,541	26,840	(3,299)		(12.3)%
Used vehicles	13,061	11,501	1,560		13.6%
Total	36,602	38,341	(1,739)		(4.5)%

Same store revenue(1) ($ in 000's)
New vehicles	$958,142	$886,778	$71,364		8.0%
Used vehicles	425,396	271,825	153,571		56.5%
Products, service and other	214,041	171,451	42,590		24.8%
Finance and insurance, net	162,922	145,882	17,040		11.7%
Total	$1,760,501	$1,475,936	$284,565		19.3%

Average gross profit per unit
New vehicles	$11,484	$5,359	$6,125		114.3%
Used vehicles	$8,751	$5,688	$3,063		53.9%
Finance and insurance, net per vehicle unit	$4,387	$3,798	$589		15.5%
Total vehicle front-end yield(2)	$14,905	$9,256	$5,649		61.0%

Gross margin
Good Sam Services and Plans	63.4%	65.8%	(241)	bps
New vehicles	28.4%	16.2%	1,219	bps
Used vehicles	27.2%	24.0%	320	bps
Products, service and other	37.8%	39.7%	(189)	bps
Finance and insurance, net	100.0%	100.0%	unch.	bps
Good Sam Club	85.1%	80.0%	516	bps
Subtotal RV and Outdoor Retail	36.2%	29.4%	683	bps
Total gross margin	36.9%	30.4%	644	bps

Inventories ($ in 000's)
New vehicles	$645,670	$711,164	$(65,494)		(9.2)%
Used vehicles	259,511	126,687	132,824		104.8%
Products, parts, accessories and misc.	291,506	214,357	77,149		36.0%
Total RV and Outdoor Retail inventories	$1,196,687	$1,052,208	$144,479		13.7%

Vehicle inventory per location ($ in 000's)
New vehicle inventory per dealer location	$3,669	$4,679	$(1,010)		(21.6)%
Used vehicle inventory per dealer location	$1,474	833	$641		76.9%

Vehicle inventory turnover(3)
New vehicle inventory turnover	3.9	2.3	1.6		66.7%
Used vehicle inventory turnover	5.0	4.7	0.3		5.6%

Retail locations
RV dealerships	176	152	24		15.8%
RV service & retail centers	10	10	—		0.0%
Subtotal	186	162	24		14.8%
Other retail stores	1	2	(1)		(50.0)%
Total	187	164	23		14.0%

Other data
Active Customers(4)	5,482,640	5,220,367	262,273		5.0%
Good Sam Club members	2,215,227	2,067,253	147,974		7.2%
Finance and insurance gross profit as a % of total vehicle revenue	11.7%	12.6%	(86)	bps	n/a
Same store locations	158	n/a	n/a		n/a

(1)	Our same store revenue and units calculations for a given period include only those stores that were open both at the end of the corresponding period and at the beginning of the preceding fiscal year.
(2)	Front end yield is calculated as gross profit from new vehicles, used vehicles and finance and insurance (net), divided by combined new and used retail units sold.
(3)	Inventory turnover calculated as vehicle costs applicable to revenue divided by average quarterly ending vehicle inventory over the last twelve months.
(4)	An Active Customer is a customer who has transacted with us in any of the eight most recently completed fiscal quarters prior to the date of measurement.

Total revenue was $2.1 billion for the three months ended June 30, 2021, an increase of $455.1 million, or 28.3%, from $1.6 billion for the three months ended June 30, 2020. The increase in total revenue was driven by a $452.7 million, or 29.0%, increase in RV and Outdoor Retail revenue, and a $2.4 million, or 5.4%, increase in Good Sam Services and Plans revenue.

Total gross profit was $759.8 million for the three months ended June 30, 2021, an increase of $271.2 million, or 55.5%, from $488.6 million for the three months ended June 30, 2020. The increase in total gross profit was driven by a $270.8 million, or 58.9%, increase in RV and Outdoor Retail gross profit, and a $0.4 million, or 1.5%, increase in Good Sam Services and Plans gross profit.

Income from operations was $305.0 million for the three months ended June 30, 2021, an increase of $101.6 million from a $203.3 million income from operations for the three months ended June 30, 2020. The increase was primarily driven by a $271.2 million increase in gross profit, a $0.9 million decrease in lease termination expense, and a $0.3 million decrease in loss on disposal of assets, partially offset by a $160.7 million increase in selling, general and administrative expenses, a $9.0 million increase in debt restructure expense, an increase in long-lived asset impairment of $0.5 million, and a $0.5 million increase in depreciation and amortization.

Total other expenses were $16.6 million for the three months ended June 30, 2021, a decrease of $3.1 million, or 15.8%, from $19.6 million for the three months ended June 30, 2020. The decrease in other expenses was primarily driven by a $1.7 million decrease in floor plan interest expense and a $2.8 million decrease in other interest expense, partially offset by a $1.4 million loss on debt restructure.

As a result of the above factors, income before income taxes was $288.4 million for the three months ended June 30, 2021 compared to a $183.7 million income before income taxes for the three months ended June 30, 2020. Income tax expense was $42.3 million for the three months ended June 30, 2021, an increase of $21.9 million from $20.5 million for the three months ended June 30, 2020. As a result, net income was $246.1 million for the three months ended June 30, 2021 compared to net income of $163.2 million for the three months ended June 30, 2020.

Good Sam Services and Plans

Good Sam Services and Plans revenue increased 5.4%, or $2.4 million, to $46.9 million in the three months ended June 30, 2021, from $44.5 million in the three months ended June 30, 2020. The increase was primarily attributable to a $1.8 million increase from roadside assistance programs primarily resulting from increased contracts in force, a $1.3 million increase in Good Sam TravelAssist revenue primarily resulting from increased contracts in force, a $0.8 million increase from our Good Sam Insurance Agency primarily resulting from increased contracts in force, and a $0.2 million increase from other services and plans, partially offset by a $1.0 million decrease from the extended warranty insurance programs primarily due to elimination of low margin programs, and $0.7 million from reduced magazine and directory ad sales.

Good Sam Services and Plans gross profit increased 1.5%, or $0.4 million, to $29.7 million in the three months ended June 30, 2021, from $29.3 million in the three months ended June 30, 2020, and gross margin decreased to 63.4% from 65.8% in the same respective periods. The increase was due to a $1.0 million increase from the Good Sam TravelAssist programs and a $0.6 million increase from the Good Sam Insurance Agency, both primarily due to increased contracts in force, partially offset by a $0.8 million decrease from our magazine and directory group, and a $0.4 million increase from other overhead costs. Gross margin decreased 241 basis points to 63.4% primarily due to increased roadside assistance claims costs in 2021 resulting from reduced travel in the second quarter of 2020 due to COVID-19 and increased expenditure for wages and marketing costs in 2021 resulting from management’s decision to curtail marketing and salary expense during April and May of 2020 (see “COVID-19” in Part I, Item 2 of this Form 10-Q).

RV and Outdoor Retail

New Vehicles

New vehicle revenue increased 17.9%, or $160.6 million, to $1.1 billion in the three months ended June 30, 2021 from $898.2 million in the three months ended June 30, 2020. The increase was primarily due to a 22.3% increase in average selling price per vehicle sold, driven by price increases in all product types due to continued record demand outpacing manufacturer production, partially offset by a 3.6% decrease in new vehicles sold. On a same store basis, new vehicle revenue increased 8.0% to $958.1 million and new vehicle units decreased 12.3% in the three months ended June 30, 2021 compared to the three months ended June 30, 2020.

New vehicle gross profit increased 106.5%, or $155.1 million, to $300.7 million in the three months ended June 30, 2021 from $145.6 million in the three months ended June 30, 2020. The increase was due to a 114.3% increase in average gross profit per vehicle sold, partially offset by a 3.6% decrease in vehicles sold. New vehicle gross margin increased 1,219 basis points to 28.4% in the three months ended June 30, 2021 from 16.2% in the three months ended June 30, 2020. The increase was due to a sale mix shift towards higher margin towable units, along with average sales price increases driven by record demand.

Used Vehicles

Used vehicle revenue increased 67.4%, or $185.2 million, to $460.1 million in the three months ended June 30, 2021 from $274.9 million in the three months ended June 30, 2020. The increase was primarily due to a 35.8% increase in average selling price per vehicle and a 23.2% increase in vehicles sold, driven by increases in nearly all product types as lower new vehicle inventory levels have driven an increase in demand for used vehicles. On a same store basis, used vehicle revenue increased 56.5% to $425.4 million and used vehicle units increased 13.6% in the three months ended June 30, 2021 compared to the three months ended June 30, 2020.

Used vehicle gross profit increased 89.6%, or $59.2 million, to $125.3 million in the three months ended June 30, 2021 from $66.1 million in the three months ended June 30, 2020. The increase was due to a 53.9% increase in average gross profit per vehicle, and a 23.2% increase in vehicle units sold. Used vehicle gross margin increased 320 basis points to 27.2% in the three months ended June 30, 2021 from 24.0% in the three months ended June 30, 2020. The increase was driven by strong demand in the used vehicle market across nearly all product types, and our focus on sourcing used inventory to meet that demand.

Products, service and other

Products, service and other revenue increased 32.2%, or $74.4 million, to $305.6 million in the three months ended June 30, 2021, from $231.2 million in the three months ended June 30, 2020. The increase was primarily attributable to increased vehicle sales, which resulted in an increase in RV parts and accessory sales. On a same store basis, products, service and other revenue increased 24.8% to $214.0 million for the three months ended June 30, 2021 from $171.5 million in the three months ended June 30, 2020.

Products, service and other gross profit increased 25.9%, or $23.8 million, to $115.6 million in the three months ended June 30, 2021 from $91.8 million in the three months ended June 30, 2020. The increase was driven by increased volume of products sold and improved margins. Products, service and other gross margin decreased 189 basis points to 37.8% in the three months ended June 30, 2021 from 39.7% in the three months ended June 30, 2020. The decrease was primarily due to promotions and discounts within certain product categories due to a change in product mix.

Finance and Insurance, net

Finance and insurance revenue and gross profit is recorded net, since the Company is acting as an agent in the transaction, and commission is recognized when a finance and insurance product contract payment has been received or financing has been arranged. Finance and insurance, net revenue increased 20.6%, or $30.4 million, to $177.7 million in the three months ended June 30, 2021 from $147.3 million in the three months ended June 30, 2020 primarily due to increased used vehicles sold. Finance and insurance, net as a percentage of new and used vehicle revenue decreased to 11.7% for the three months ended June 30, 2021 from 12.6% for the three months ended June 30, 2020, driven by the increase in average RV sales prices as a percent of total loan value. On a same store basis, finance and insurance, net increased 11.7%, or $17.0 million, to $162.9 million versus the three months ended June 30, 2020.

Good Sam Club

Good Sam Club revenue increased 19.7%, or $2.1 million, to $12.8 million in the three months ended June 30, 2021 from $10.7 million in the three months ended June 30, 2020. The increase primarily resulted from a $1.2 million increase in revenue from Good Sam Club memberships, and a $0.9 million increase in marketing fee revenue from Good Sam Club co-branded credit cards resulting from increased open accounts.

Good Sam Club gross profit increased 27.4%, or $2.3 million, to $10.9 million in the three months ended June 30, 2021 from $8.5 million in the three months ended June 30, 2020. The increase was primarily due to increased Good Sam Club memberships, increased marketing fee revenue from Good Sam Club co-branded credit cards and reduced marketing expenses for the Good Sam Club. Good Sam Club gross margin increased to 85.1% in the three months ended June 30, 2021 from 80.0% in the three months ended June 30, 2020 primarily due to a shift in product mix to more higher margin credit card revenue and Good Sam Club margin improvement.

Selling, general and administrative expenses

Selling, general and administrative expenses increased 59.2%, or $160.7 million, to $432.2 million in the three months ended June 30, 2021 from $271.6 million in the three months ended June 30, 2020. The $160.7 million increase was primarily due to a $121.0 million increase in wage-related expenses attributable in large part to variable pay on increased gross profit for the three months ended June 30 2021 and the reduction in salaries relating to our initial response to COVID-19 during the three months ended June 30, 2020 (see “COVID-19” in Part I, Item 2 of this Form 10-Q), a $20.8 million increase in selling expenses mainly driven by increased advertising versus the prior year, a $10.6 million increase in other store and corporate overhead expenses, a $6.0 million increase in occupancy expenses, and a $2.3 million increase in professional fees. Selling, general and administrative expenses as a percentage of total gross profit increased to 56.9% in the three months ended June 30, 2021, from 55.6% in the three months ended June 30, 2020.

Depreciation and amortization

Depreciation and amortization increased 3.8%, or $0.5 million, to $13.0 million in the three months ended June 30, 2021 from $12.6 million in the three months ended June 30, 2020 due primarily to increased purchases of property and equipment.

Long-lived asset impairment

As discussed in Note 4 – Restructuring and Long-lived Asset Impairment to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q, we recognized $0.5 million of long-lived asset impairments during the three months ended June 30, 2021 which related to the 2019 Strategic Shift discussed above.

Lease termination

Lease termination expense of $0 million and $0.9 million in the three months ended June 30, 2021 and June 30, 2020, respectively, related primarily to the 2019 Strategic Shift discussed above.

Floor plan interest expense

Floor plan interest expense decreased 33.9%, or $1.7 million, to $3.4 million in the three months ended June 30, 2021 from $5.1 million in the three months ended June 30, 2020. The decrease was primarily due to a 48 basis point decrease in the average floor plan borrowing rate, and a 19.3% decrease in average floor plan borrowings driven by lower average new unit inventory levels.

Other interest expense, net

Other interest expense decreased 19.0%, or $2.8 million, to $11.8 million in the three months ended June 30, 2021 from $14.5 million in the three months ended June 30, 2020. The decrease was primarily due to a 80 basis point decrease in the Term Loan Facility average interest rate, and to a lesser extent, reduced borrowing.

Loss and expense on debt restructure

During the three months ended June 30, 2021, loss and expense on debt restructure of $10.4 million was comprised of $0.4 million in extinguishment of the original issue discount related to the Previous Term Loan Facility, $1.0 million in extinguishment of capitalized finance costs related to the Previous Term Loan Facility, and $9.0 million in legal and other expenses related to the New Term Loan Facility.

Income tax expense

Income tax expense increased $21.9 million to $42.3 million in the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The increase was primarily due to both higher income generated and an increase in ownership interest in CWGS, LLC for which the Company is subject to U.S. federal and state taxes on its allocable share and lower operating losses recorded by CW for which limited tax benefit can be recognized.

Net income

Net income increased $82.9 million to a net income of $246.1 million for the three months ended June 30, 2021 from a net income of $163.2 million for the three months ended June 30, 2020. The change was primarily due to the items mentioned above.

Segment results

The following tables sets forth a reconciliation of total segment income to consolidated income before income taxes for each of our segments for the periods presented:

	Three Months Ended
	June 30, 2021		June 30, 2020		Favorable/
		Percent of		Percent of	(Unfavorable)
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%
Revenue:
Good Sam Services and Plans	$46,955	2.3%	$44,692	2.8%	$2,263	5.1%
RV and Outdoor Retail	2,023,382	98.1%	1,568,301	97.6%	455,081	29.0%
Elimination of intersegment revenue	(8,530)	(0.4)%	(6,248)	(0.4)%	(2,282)	(36.5)%
Total consolidated revenue	2,061,807	100.0%	1,606,745	100.0%	455,062	28.3%
Segment income:(1)
Good Sam Services and Plans	23,202	1.1%	24,591	1.5%	(1,389)	(5.6)%
RV and Outdoor Retail	302,613	14.7%	188,383	11.7%	114,230	60.6%
Total segment income	325,815	15.8%	212,974	13.3%	112,841	53.0%
Corporate & other	(2,138)	(0.1)%	(2,165)	(0.1)%	27	1.2%
Depreciation and amortization	(13,044)	(0.6)%	(12,567)	(0.8)%	(477)	(3.8)%
Other interest expense, net	(11,789)	(0.6)%	(14,547)	(0.9)%	2,758	19.0%
Loss and expense on debt restructure	(10,421)	(0.5)%	—	—	(10,421)	n/m
Income before income taxes	$288,423	14.0%	$183,695	11.4%	$104,728	(57.0)%

Same store revenue- RV and Outdoor Retail(2)	$1,760,501		$1,475,936		$284,565	19.3%

n/m – not meaningful

(1)	Segment income represents income for each of our reportable segments and is defined as income from operations before depreciation and amortization, plus floor plan interest expense.
(2)	Same store revenue definition not applicable to the Good Sam Services and Plans segment.

Good Sam Services and Plans

Good Sam Services and Plans segment revenue increased 5.1%, or $2.3 million, to $47.0 million in the three months ended June 30, 2021, from $44.7 million in the three months ended June 30, 2020. The increase was primarily attributable to a $1.8 million increase from roadside assistance programs primarily resulting from increased contracts in force, a $1.3 million increase in Good Sam TravelAssist revenue primarily resulting from increased contracts in force, a $0.8 million increase from our Good Sam Insurance Agency primarily resulting from increased contracts in force, and a $0.2 million increase from other services and plans, partially offset by a $1.0 million decrease from the extended warranty insurance programs primarily due to elimination of low margin programs, and an $0.8 million reduction in magazine and directory ad sales.

Good Sam Services and Plans segment income decreased 5.6%, or $1.4 million, to $23.2 million in the three months ended June 30, 2021, from $24.6 million in the three months ended June 30, 2020. The decrease was primarily attributable to a $1.8 million increase in selling general and administrative expenses, a $0.8 million gross profit decrease from our magazine and directory group, and increased other overhead costs of $0.4 million, partially offset by a $1.0 million gross profit increase from the Good Sam TravelAssist programs, and a $0.6 million increase from the Good Sam Insurance Agency, both primarily due to increased contracts in force. Segment income margin net of intersegment revenue elimination decreased 577 basis points to 49.5% primarily due to increased roadside assistance claims costs in 2021 resulting from reduced travel in the second quarter of 2020 due to COVID-19, and increased expenditure for wages and marketing costs in 2021 resulting from management’s decision to curtail marketing and salary expense during April and May of 2020 (see “COVID-19” in Part I, Item 2 of this Form 10-Q).

RV and Outdoor Retail

RV and Outdoor Retail segment revenue increased 29.0%, or $455.1 million, to $2.0 billion in the three months ended June 30, 2021 from $1.6 billion in the three months ended June 30, 2020. The increase was primarily driven by a $185.5 million, or 67.3%, increase in used vehicle revenue, a $160.8 million, or 17.9%, increase in new vehicle revenue, a $74.6 million, or 32.2%, increase in products, service and other revenue, a $32.1 million, or 21.4%, increase in finance and insurance, net revenue, and a $2.1 million, or 19.7%, increase in Good Sam Club revenue.

RV and Outdoor Retail segment income increased 60.6%, or $114.2 million, to a segment income of $302.6 million in the three months ended June 30, 2021 from a segment income of $188.4 million in the three months ended June 30, 2020. The increase was primarily related to increased segment gross profit of $270.8 million primarily due to increased volume of used vehicles sold, increased revenue per vehicle sold and increased gross profit per vehicle sold, a $1.7 million reduction in floor plan interest expense, a $0.8 million reduction in lease termination expense, and a $0.3 million reduction in loss on asset disposal, partially offset by a $158.9 million increase in selling, general and administrative expenses, and a $0.5 million increase in long-lived asset impairment. RV and Outdoor Retail segment margin increased to 15.0% in the three months ended June 30, 2021 from 12.1% in the three months ended June 30, 2020.

Corporate and other expenses

Corporate and other expenses decreased 1.2%, or less than $0.1 million, to $2.1 million in the three months ended June 30, 2021 from $2.2 million in the three months ended June 30, 2020 primarily from reduced professional fees.

Results of Operations

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

The following table sets forth information comparing the components of net income for the six months ended June 30, 2021 and 2020:

	Six Months Ended
	June 30, 2021		June 30, 2020
		Percent of		Percent of	Favorable/ (Unfavorable)
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%
Revenue:
Good Sam Services and Plans	$87,773	2.4%	$91,727	3.5%	$(3,954)	(4.3)%
RV and Outdoor Retail:
New vehicles	1,880,754	52.0%	1,395,492	53.0%	485,262	34.8%
Used vehicles	754,394	20.8%	481,575	18.3%	272,819	56.7%
Products, service and other	556,824	15.4%	403,795	15.3%	153,029	37.9%
Finance and insurance, net	315,939	8.7%	239,774	9.1%	76,165	31.8%
Good Sam Club	23,904	0.7%	21,655	0.8%	2,249	10.4%
Subtotal	3,531,815	97.6%	2,542,291	96.5%	989,524	38.9%
Total revenue	3,619,588	100.0%	2,634,018	100.0%	985,570	37.4%

Gross profit (exclusive of depreciation and amortization shown separately below):
Good Sam Services and Plans	56,169	1.6%	54,634	2.1%	1,535	2.8%
RV and Outdoor Retail:
New vehicles	478,966	13.2%	216,480	8.2%	262,486	121.3%
Used vehicles	196,372	5.4%	108,953	4.1%	87,419	80.2%
Products, service and other	212,726	5.9%	154,185	5.9%	58,541	38.0%
Finance and insurance, net	315,939	8.7%	239,774	9.1%	76,165	31.8%
Good Sam Club	20,165	0.6%	17,275	0.7%	2,890	16.7%
Subtotal	1,224,168	33.8%	736,667	28.0%	487,501	66.2%
Total gross profit	1,280,337	35.4%	791,301	30.0%	489,036	61.8%

Operating expenses:
Selling, general and administrative expenses	769,283	21.3%	539,247	20.5%	(230,036)	(42.7)%
Debt restructure expense	9,031	0.2%	—	—	(9,031)	n/m
Depreciation and amortization	25,745	0.7%	26,645	1.0%	900	3.4%
Long-lived asset impairment	1,082	0.0%	6,569	0.2%	5,487	83.5%
Lease termination	1,756	0.0%	1,452	0.1%	(304)	(20.9)%
(Gain) loss on disposal of assets	(89)	(0.0)%	783	0.0%	872	111.4%
Total operating expenses	806,808	22.3%	574,696	21.8%	(232,112)	(40.4)%
Income from operations	473,529	13.1%	216,605	8.2%	256,924	118.6%
Other income (expense):
Floor plan interest expense	(6,761)	(0.2)%	(13,702)	(0.5)%	6,941	50.7%
Other interest expense, net	(24,012)	(0.7)%	(29,205)	(1.1)%	5,193	17.8%
Loss on debt restructure	(1,390)	(0.0)%	—	—	(1,390)	n/m
Tax Receivable Agreement liability adjustment	(3,520)	(0.1)%	—	—	(3,520)	n/m
Other expense, net	45	0.0%	—	—	45	n/m
Total other income (expense)	(35,638)	(1.0)%	(42,907)	(1.6)%	7,269	16.9%
Income before income taxes	437,891	12.1%	173,698	6.6%	264,193	152.1%
Income tax expense	(44,390)	(1.2)%	(24,605)	(0.9)%	(19,785)	(80.4)%
Net income	393,501	10.9%	149,093	5.7%	244,408	163.9%
Less: net income attributable to non-controlling interests	(221,991)	(6.1)%	(99,176)	(3.8)%	(122,815)	(123.8)%
Net income attributable to Camping World Holdings, Inc.	$171,510	4.7%	$49,917	1.9%	$121,593	243.6%

n/m – not meaningful

Supplemental Data

	Six Months Ended June 30,		Increase		Percent
	2021	2020	(decrease)		Change
Unit sales
New vehicles	47,614	41,376	6,238		15.1%
Used vehicles	24,638	20,300	4,338		21.4%
Total	72,252	61,676	10,576		17.1%

Average selling price
New vehicles	$39,500	$33,727	$5,773		17.1%
Used vehicles	$30,619	$23,723	$6,896		29.1%

Same store unit sales(1)
New vehicles	43,569	40,678	2,891		7.1%
Used vehicles	22,803	19,985	2,818		14.1%
Total	66,372	60,663	5,709		9.4%

Same store revenue(1) ($ in 000's)
New vehicles	$1,729,426	$1,371,604	$357,822		26.1%
Used vehicles	704,910	474,016	230,894		48.7%
Products, service and other	381,929	298,314	83,615		28.0%
Finance and insurance, net	292,834	236,309	56,525		23.9%
Total	$3,109,099	$2,380,243	$728,855		30.6%

Average gross profit per unit
New vehicles	$10,059	$5,232	$4,827		92.3%
Used vehicles	7,970	5,367	2,603		48.5%
Finance and insurance, net per vehicle unit	4,373	3,888	485		12.5%
Total vehicle front-end yield(2)	13,720	9,164	4,556		49.7%

Gross margin
Good Sam Services and Plans	64.0%	59.6%	443	bps
New vehicles	25.5%	15.5%	995	bps
Used vehicles	26.0%	22.6%	341	bps
Products, service and other	38.2%	38.2%	2	bps
Finance and insurance, net	100.0%	100.0%	unch.	bps
Good Sam Club	84.4%	79.8%	458	bps
Subtotal RV and Outdoor Retail	34.7%	29.0%	568	bps
Total gross margin	35.4%	30.0%	533	bps

Inventories ($ in 000's)
New vehicles	$645,670	$711,164	$(65,494)		(9.2)%
Used vehicles	259,511	126,687	132,824		104.8%
Products, parts, accessories and misc.	291,506	214,357	77,149		36.0%
Total RV and Outdoor Retail inventories	$1,196,687	$1,052,208	$144,479		13.7%

Vehicle inventory per location ($ in 000's)
New vehicle inventory per dealer location	$3,669	$4,679	$(1,010)		(21.6)%
Used vehicle inventory per dealer location	1,474	833	641		76.9%

Vehicle inventory turnover(3)
New vehicle inventory turnover	3.9	2.3	1.6		66.7%
Used vehicle inventory turnover	5.0	4.7	0.3		5.6%

Retail locations
RV dealerships	176	152	24		15.8%
RV service & retail centers	10	10	—		0.0%
Subtotal	186	162	24		14.8%
Other retail stores	1	2	(1)		(50.0)%
Total	187	164	23		14.0%

Other data
Active Customers(4)	5,482,640	5,220,367	262,273		5.0%
Good Sam Club members	2,215,227	2,067,253	147,974		7.2%
Finance and insurance gross profit as a % of total vehicle revenue	12.0%	12.8%	(78)	bps	n/a
Same store locations	158	n/a	n/a		n/a

(1)	Our same store revenue and units calculations for a given period include only those stores that were open both at the end of the corresponding period and at the beginning of the preceding fiscal year.
(2)	Front end yield is calculated as gross profit from new vehicles, used vehicles and finance and insurance (net), divided by combined new and used retail units sold.
(3)	Inventory turnover calculated as vehicle costs applicable to revenue divided by average quarterly ending vehicle inventory over the last twelve months.

(4)	An Active Customer is a customer who has transacted with us in any of the eight most recently completed fiscal quarters prior to the date of measurement.

Total revenue was $3.6 billion for the six months ended June 30, 2021, an increase of $1.0 billion, or 37.4%, from $2.6 billion for the six months ended June 30, 2020. The increase in total revenue was driven by a $1.0 billion, or 38.9%, increase in RV and Outdoor Retail revenue, partially offset by a $4.0 million, or 4.3%, decrease in Good Sam Services and Plans revenue.

Total gross profit was $1.3 billion for the six months ended June 30, 2021, an increase of $489.0 million, or 61.8%, from $791.3 million for the six months ended June 30, 2020. The increase in total gross profit was driven by a $487.5 million, or 66.2%, increase in RV and Outdoor Retail gross profit, and a $1.5 million, or 2.8%, increase in Good Sam Services and Plans gross profit.

Income from operations was $473.5 million for the six months ended June 30, 2021, an increase of $256.9 million, or 118.6%, from a $216.6 million income from operations for the six months ended June 30, 2020. The increase was primarily driven by a $489.0 million increase in gross profit, a $5.5 million decrease in long-lived asset impairment, a $0.9 million decrease in loss on disposal of assets, and a $0.9 million decrease in depreciation and amortization, partially offset by a $230.0 million increase in selling, general and administrative expenses, $9.0 million of debt restructure expense, and a $0.3 million increase in lease termination expense.

Total other expenses were $35.6 million for the six months ended June 30, 2021, a decrease of $7.3 million, or 16.9%, from $42.9 million for the six months ended June 30, 2020. The decrease in other expenses was primarily driven by a $6.9 million decrease in floor plan interest expense, a $5.2 million decrease in other interest expense, and $0.1 million of other income, partially offset by a $3.5 million increase in Tax Receivable Agreement liability, and a $1.4 million increase in loss on debt restructure.

As a result of the above factors, income before income taxes was $437.9 million for the six months ended June 30, 2021 compared to $173.7 million income before income taxes for the six months ended June 30, 2020. Income tax expense was $44.4 million for the six months ended June 30, 2021, an increase of $19.8 million from $24.6 million for the six months ended June 30, 2020. As a result, net income was $393.5 million for the six months ended June 30, 2021 compared to net income of $149.1 million for the six months ended June 30, 2020.

Good Sam Services and Plans

Good Sam Services and Plans revenue decreased 4.3%, or $4.0 million, to $87.8 million in the six months ended June 30, 2021, from $91.7 million in the six months ended June 30, 2020. The decrease was primarily attributable to a $6.4 million decrease due to no in-person consumer shows being held during the 2021 period due to COVID-19, a $2.2 million decrease from the extended warranty insurance programs primarily due to elimination of low margin programs, a $1.2 million decrease from reduced magazine ad sales as a result of combining two magazines into one, and a $0.3 million decrease from other services and plans, partially offset by a $3.0 million increase from roadside assistance programs primarily resulting from increased contracts in force, a $1.9 million increase in Good Sam TravelAssist revenue primarily resulting from increased contracts in force, and a $1.2 million increase from Good Sam Insurance Agency primarily resulting from increased contracts in force.

Good Sam Services and Plans gross profit increased 2.8%, or $1.5 million, to $56.2 million in the six months ended June 30, 2021, from $54.6 million in the six months ended June 30, 2020, and gross margin increased to 64.0% from 59.6% in the same respective periods. The increase in gross profit was primarily attributable to a $1.9 million increase from the roadside assistance programs primarily due to increased contracts in force, a $1.8 million increase from the Good Sam TravelAssist programs, a $1.0 million increase from the Good Sam Insurance Agency, a $0.9 million increase from the extended vehicle warranty programs, and a $0.9 million reduction in other program costs, partially offset by a $3.0 million decrease from no in-person consumer shows during the 2021 period due to COVID-19, a $0.9 million reduction from the annual directory, a $0.5 million reduction from the magazine group, and a $0.6 million decrease from other services and plans.

RV and Outdoor Retail

New Vehicles

New vehicle revenue increased 34.8%, or $485.3 million, to $1.9 billion in the six months ended June 30, 2021 from $1.4 billion in the six months ended June 30, 2020. The increase was due to a 15.1% increase in vehicle units sold and a 17.1% increase in average selling price per vehicle sold, driven by increases in nearly all product types due to continued record demand outpacing manufacturer production. On a same store basis, new vehicle revenue increased 26.1% to $1.7 billion and new vehicle units increased 7.1% in the six months ended June 30, 2021 compared to the six months ended June 30, 2020.

New vehicle gross profit increased 121.3%, or $262.5 million, to $479.0 million in the six months ended June 30, 2021 from $216.5 million in the six months ended June 30, 2020. The increase was due to a 92.3% increase in average gross profit per vehicle sold and a 15.1% increase in vehicle units sold. New vehicle gross margin increased 995 basis points to 25.5% in the six months ended June 30, 2021 from 15.5% in the six months ended June 30, 2020. The increase was due to a sale mix shift towards higher margin towable units, along with average sales price increases driven by record demand.

Used Vehicles

Used vehicle revenue increased 56.7%, or $272.8 million, to $754.4 million in the six months ended June 30, 2021 from $481.6 million in the six months ended June 30, 2020. The increase was primarily due to a 29.1% increase in average selling price per vehicle and a 21.4% increase in vehicle units sold, driven by increases in nearly all product types as lower new inventory levels have driven an increase in demand for used vehicles. On a same store basis, used vehicle revenue increased 48.7% to $704.9 million and used vehicle units increased 14.1% in the six months ended June 30, 2021 compared to the six months ended June 30, 2020.

Used vehicle gross profit increased 80.2%, or $87.4 million, to $196.4 million in the six months ended June 30, 2021 from $109.0 million in the six months ended June 30, 2020. The increase was due to a 48.5% increase in average gross profit per vehicle, and a 21.4% increase in vehicle units sold. Used vehicle gross margin increased 341 basis points to 26.0% in the six months ended June 30, 2021 from 22.6% in the six months ended June 30, 2020. The increase was driven by strong demand in the used vehicle market across nearly all product types, and our focus on sourcing used inventory to meet that demand.

Products, service and other

Products, service and other revenue increased 37.9%, or $153.0 million, to $556.8 million in the six months ended June 30, 2021, from $403.8 million in the six months ended June 30, 2020. The increase was primarily attributable to increased new and used vehicle sales, which resulted in an increase in RV parts and accessory sales. On a same store basis, products, service and other revenue increased 28.0% to $381.9 million for the six months ended June 30, 2021 from $298.3 million in the six months ended June 30, 2020.

Products, service and other gross profit increased 38.0%, or $58.5 million, to $212.7 million in the six months ended June 30, 2021 from $154.2 million in the six months ended June 30, 2020. The increase was driven by increased volume of products sold and improved margins. Products, service and other gross margin increased 2 basis points to 38.2% in the six months ended June 30, 2021.

Finance and Insurance, net

Finance and insurance revenue and gross profit is recorded net, since the Company is acting as an agent in the transaction, and commission is recognized when a finance and insurance product contract payment has been received or financing has been arranged. Finance and insurance, net increased 31.8%, or $76.2 million, to $315.9 million in the six months ended June 30, 2021 from $239.8 million in the six months ended June 30, 2020 primarily due to increased vehicles sold. Finance and insurance, net as a percentage of new and used vehicle revenue decreased to 12.0% for the six months ended June 30, 2021 from 12.8% for the six months ended June 30, 2020, driven by the increase in average RV sales price as a percent of total loan value.

On a same store basis, finance and insurance, net increased 23.9%, or $56.5 million, to $292.8 million versus the six months ended June 30, 2020.

Good Sam Club

Good Sam Club revenue increased 10.4%, or $2.2 million, to $23.9 million in the six months ended June 30, 2021 from $21.7 million in the six months ended June 30, 2020. The increase primarily resulted from a $1.3 million increase in marketing fee revenue from Good Sam Club co-branded credit cards resulting from increased open accounts and a $0.9 million revenue increase primarily due to increased Good Sam Club memberships.

Good Sam Club gross profit increased 16.7%, or $2.9 million, to $20.2 million in the six months ended June 30, 2021 from $17.3 million in the six months ended June 30, 2020. The increase was primarily due to increased Good Sam Club memberships with reduced marketing expenses, and increased marketing fee revenue from Good Sam Club co-branded credit cards. Good Sam Club gross margin increased to 84.4% in the six months ended June 30, 2021 from 79.8% in the six months ended June 30, 2020.

Selling, general and administrative expenses

Selling, general and administrative expenses increased 42.7%, or $230.0 million, to $769.3 million in the six months ended June 30, 2021 from $539.2 million in the six months ended June 30, 2020. The $230.0 million increase was primarily due to a $180.3 million increase in wage-related expenses attributable in large part to variable pay on increased gross profit for the six months ended June 30, 2021 and the reduction in salaries relating to our initial response to COVID-19 during the six months ended June 30, 2020 (see “COVID-19” in Part I, Item 2 of this Form 10-Q), a $29.0 million increase in selling expenses mainly driven by branding and other marketing spend reductions made at the beginning of the COVID-19 pandemic, a $10.8 million increase in other store and corporate overhead expenses, and a $9.9 million increase in occupancy expenses primarily relating to the 22 dealerships opened over the last twelve months. Selling, general and administrative expenses as a percentage of total gross profit decreased to 60.1% in the six months ended June 30, 2021, from 68.1% in the six months ended June 30, 2020.

Depreciation and amortization

Depreciation and amortization decreased 3.4%, or $0.9 million, to $25.7 million in the six months ended June 30, 2021 from $26.6 million in the six months ended June 30, 2020 due primarily to the adjustment of the useful lives for fixtures within our retail locations relating to discontinued products that resulted in additional depreciation during the six months ended June 30, 2020.

Long-lived asset impairment

As discussed in Note 4 – Restructuring and Long-lived Asset Impairment to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q, we recognized $1.1 million of long-lived asset impairments during the six months ended June 30, 2021, which related to the 2019 Strategic Shift discussed above, and $6.6 million for the six months ended June 30, 2020, of which $6.5 million related to the 2019 Strategic Shift discussed above.

Lease termination

Lease termination expense of $1.8 million and $1.5 million in the six months ended June 30, 2021 and June 30, 2020, respectively, related primarily to the 2019 Strategic Shift discussed above.

Floor plan interest expense

Floor plan interest expense decreased 50.7%, or $6.9 million, to $6.8 million in the six months ended June 30, 2021 from $13.7 million in the six months ended June 30, 2020. The decrease was primarily due to a 113 basis point decrease in the average floor plan borrowing rate, and a 25.1% decrease in average floor plan borrowings driven by lower average new unit inventory levels.

Other interest expense, net

Other interest expense decreased 17.8%, or $5.2 million, to $24.0 million in the six months ended June 30, 2021 from $29.2 million in the six months ended June 30, 2020. The decrease was primarily due to a 78 basis point decrease in the Term Loan Facility average interest rate.

Loss and expense on debt restructure

During the six months ended June 30, 2021, loss and expense on debt restructure of $10.4 million was comprised of $0.4 million in extinguishment of the original issue discount related to the Previous Term Loan Facility, $1.0 million in extinguishment of capitalized finance costs related to the Previous Term Loan Facility, and $9.0 million in legal and other expenses related to the New Term Loan Facility.

Tax Receivable Agreement Liability adjustment

The Tax Receivable Agreement Liability adjustment of $3.5 million in the six months ended June 30, 2021 related to a remeasurement during the six months ended June 30, 2021 to reflect an increase in state tax rates.

Income tax expense

Income tax expense increased $19.8 million to $44.4 million in the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase was primarily due to both higher income generated and an increase in ownership interest in CWGS, LLC for which the Company is subject to U.S. federal and state taxes on its allocable share and lower operating losses recorded by CW for which limited tax benefit can be recognized, partially offset by the $14.8 million release of valuation allowance at CW which is now available to offset state combined income in certain unitary states due to the Company’s increased ownership in CWGS, LLC and a $4.1 million benefit related to the revaluation of deferred tax assets as a result of increased state tax rates. The valuation allowance release during the six months ended June 30, 2021 is attributable to the change in the entities within state combined filing groups due to unitary relationships, which provide additional taxable income sources to utilize CW’s deferred tax assets. CWH’s increased ownership in CWGS, LLC and other qualitative unity factors impacted the unitary relationships.

Net income

Net income increased $244.4 million to a net income of $393.5 million for the six months ended June 30, 2021 from a net income of $149.1 million for the six months ended June 30, 2020. The change was primarily due to the items mentioned above.

Segment results

The following tables sets forth a reconciliation of total segment income to consolidated income before income taxes for each of our segments for the periods presented:

	Six Months Ended
	June 30, 2021		June 30, 2020		Favorable/
		Percent of		Percent of	(Unfavorable)
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%
Revenue:
Good Sam Services and Plans	$87,867	2.4%	$93,384	3.5%	$(5,517)	(5.9)%
RV and Outdoor Retail	3,546,549	98.0%	2,552,394	96.9%	994,155	38.9%
Elimination of intersegment revenue	(14,828)	(0.4)%	(11,760)	(0.4)%	(3,068)	(26.1)%
Total consolidated revenue	3,619,588	100.0%	2,634,018	100.0%	985,570	37.4%
Segment income:(1)
Good Sam Services and Plans	44,385	1.2%	45,931	1.7%	(1,546)	(3.4)%
RV and Outdoor Retail	461,649	12.8%	188,511	7.2%	273,138	144.9%
Total segment income	506,034	14.0%	234,442	8.9%	271,592	115.8%
Corporate & other	(4,490)	(0.1)%	(4,894)	(0.2)%	404	8.3%
Depreciation and amortization	(25,745)	(0.7)%	(26,645)	(1.0)%	900	3.4%
Tax Receivable Agreement liability adjustment	(3,520)	(0.1)%	—	—	(3,520)	n/m
Other interest expense, net	(24,012)	(0.7)%	(29,205)	(1.1)%	5,193	17.8%
Loss and expense on debt restructure	(10,421)	(0.3)%	—	—	(10,421)	n/m
Other income (expense)	45	0.0%	—	—	45	n/m
Income before income taxes	$437,891	12.1%	$173,698	6.6%	$264,193	152.1%

Same store revenue- RV and Outdoor Retail(2)	$3,109,099		$2,380,243		$728,855	30.6%

n/m – not meaningful

(1)	Segment income represents income for each of our reportable segments and is defined as income from operations before depreciation and amortization, plus floor plan interest expense.
(2)	Same store revenue definition not applicable to the Good Sam Services and Plans segment.

Good Sam Services and Plans

Good Sam Services and Plans segment revenue decreased 5.9%, or $5.5 million, to $87.9 million in the six months ended June 30, 2021, from $93.4 million in the six months ended June 30, 2020. The decrease was primarily attributable to a $7.8 million decrease due to no in-person consumer shows being held during the 2021 period due to COVID-19, a $2.2 million decrease from the extended warranty insurance programs primarily due to elimination of low margin programs, a $1.3 million decrease from reduced magazine ad sales as a result of combining two magazines into one, and a $0.3 million decrease from other services and plans, partially offset by a $3.0 million increase from roadside assistance programs primarily resulting from increased contracts in force, a $1.9 million increase in Good Sam TravelAssist revenue primarily resulting from increased contracts in force, and a $1.2 million increase from Good Sam Insurance Agency primarily resulting from increased contracts in force.

Good Sam Services and Plans segment income decreased 3.4%, or $1.5 million, to $44.4 million in the six months ended June 30, 2021, from $45.9 million in the six months ended June 30, 2020. The decrease in gross profit was primarily attributable to a $3.1 million increase in selling general and administrative expenses, a $3.0 million decrease from no in-person consumer shows during the 2021 period due to COVID-19, a $0.9 million reduction from the annual directory, a $0.5 million reduction from the magazine group, and a $0.5 million decrease from other services and plans, partially offset by a $1.9 million increase from the roadside assistance programs primarily due to increased contracts in force, a $1.8 million increase from the Good Sam TravelAssist programs, a $1.0 million increase from the Good Sam Insurance Agency, a $0.9 million increase from the extended vehicle warranty programs, and a $0.9 million reduction in other program costs. Segment income margin net of intersegment revenue elimination increased 49 basis points to 50.6% primarily due to fewer in-person consumer shows during six months ended June 30, 2021, increased Good Sam TravelAssist and extended vehicle warranty gross margin, and reduced program costs.

RV and Outdoor Retail

RV and Outdoor Retail segment revenue increased 38.9%, or $1.0 billion, to $3.5 billion in the six months ended June 30, 2021 from $2.6 billion in the six months ended June 30, 2020. The increase was primarily driven by a $486.1 million, or 34.8%, increase in new vehicle revenue, a $273.3 million, or 56.6%, increase in used vehicle revenue, a $153.2 million, or 37.9%, increase in products, service and other revenue, a $79.3 million, or 32.4%, increase in finance and insurance, net revenue, and a $2.2 million, or 10.4%, increase in Good Sam Club revenue.

RV and Outdoor Retail segment income increased $273.1 million, or 144.9%, to a segment income of $461.6 million in the six months ended June 30, 2021 from $188.5 million in the six months ended June 30, 2020. The increase was primarily related to increased segment gross profit of $487.5 million primarily due to increased volume of vehicles sold and increased gross profit per unit sold, a $5.5 million reduction in long-lived asset impairment, a $6.9 million reduction in floor plan interest expense, and a $0.9 million reduction in loss on asset disposal, partially offset by a $227.4 million increase in selling, general and administrative expenses, and a $0.3 million increase in lease termination expense. RV and Outdoor Retail segment margin increased to 13.1% in the six months ended June 30, 2021 from 7.4% in the six months ended June 30, 2020.

Corporate and other expenses

Corporate and other expenses decreased 8.3%, or $0.4 million, to $4.5 million in the six months ended June 30, 2021 from $4.9 million in the six months ended June 30, 2020 primarily from reduced professional fees.

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

EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin

We define “EBITDA” as net income (loss) before other interest expense, net (excluding floor plan interest expense), provision for income tax expense and depreciation and amortization. We define “Adjusted EBITDA” as EBITDA further adjusted for the impact of certain non-cash and other items that we do not consider in our evaluation of ongoing operating performance. These items include, among other things, loss and expense on debt restructure, long-lived asset impairment, lease termination loss, gains and losses on disposal of assets, equity-based compensation, Tax Receivable Agreement liability adjustment, restructuring costs related to the 2019 Strategic Shift, and other unusual or one-time items. We define “Adjusted EBITDA Margin” as Adjusted EBITDA as a percentage of total revenue. We caution investors that amounts presented in accordance with our definitions of EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin may not be comparable to similar measures disclosed by our competitors, because not all companies and analysts calculate EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin in the same manner. We present EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin because we consider them to be important supplemental measures of our performance and believe they are frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. Management believes that investors’ understanding of our performance is enhanced by including these Non-GAAP Financial Measures as a reasonable basis for comparing our ongoing results of operations.

The following table reconciles EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin to the most directly comparable GAAP financial performance measures, which are net income and net income margin, respectively:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
($ in thousands)	2021	2020	2021	2020
EBITDA:
Net income	$246,076	$163,222	$393,501	$149,093
Other interest expense, net	11,789	14,547	24,012	29,205
Depreciation and amortization	13,044	12,567	25,745	26,645
Income tax expense	42,347	20,473	44,390	24,605
Subtotal EBITDA	313,256	210,809	487,648	229,548
Loss and expense on debt restructure (a)	10,421	—	10,421	—
Long-lived asset impairment (b)	536	—	1,082	6,569
Lease termination (c)	—	868	1,756	1,452
Loss (gain) on disposal of assets, net (d)	10	272	(89)	783
Equity-based compensation (e)	6,047	4,182	12,156	7,494
Tax Receivable Agreement adjustment (f)	—	—	3,520	—
Restructuring costs (g)	3,010	4,591	6,077	10,873
Adjusted EBITDA	$333,280	$220,722	$522,571	$256,719

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(as percentage of total revenue)	2021	2020	2021	2020
EBITDA margin:
Net income margin	11.9%	10.2%	10.9%	5.7%
Other interest expense, net	0.6%	0.9%	0.7%	1.1%
Depreciation and amortization	0.6%	0.8%	0.7%	1.0%
Income tax expense	2.1%	1.3%	1.2%	0.9%
Subtotal EBITDA margin	15.2%	13.1%	13.5%	8.7%
Loss and expense on debt restructure (a)	0.5%	—	0.3%	—
Long-lived asset impairment (b)	0.0%	—	0.0%	0.2%
Lease termination (c)	—	0.1%	0.0%	0.1%
Loss (gain) on disposal of assets, net (d)	0.0%	0.0%	(0.0)%	0.0%
Equity-based compensation (e)	0.3%	0.3%	0.3%	0.3%
Tax Receivable Agreement adjustment (f)	—	—	0.1%	—
Restructuring costs (g)	0.1%	0.3%	0.2%	0.4%
Adjusted EBITDA margin	16.2%	13.7%	14.4%	9.7%

(a)	Represents the loss and expense incurred on debt restructure and financing expense, which is comprised of $0.4 million in extinguishment of the original issue discount and $1.0 million in extinguishment of capitalized finance costs related to the Previous Term Loan Facility, and $9.0 million in legal and other expenses related to the New Term Loan Facility. See Note 6 – Long-Term Debt to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional information.
(b)	Represents long-lived asset impairment charges related to the RV and Outdoor Retail segment, which primarily relate to locations affected by the 2019 Strategic Shift. See Note 4 – Restructuring and Long-lived Asset Impairment to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional information.
(c)	Represents the loss on the termination of operating leases, relating primarily to the 2019 Strategic Shift, resulting from the lease termination fees and the derecognition of the operating lease assets and liabilities. See Note 4– Restructuring and Long-lived Asset Impairment to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional information.
(d)	Represents an adjustment to eliminate the losses and gains on disposals and sales of various assets.
(e)	Represents non-cash equity-based compensation expense relating to employees, directors, and consultants of the Company.
(f)	Represents an adjustment to eliminate the loss on remeasurement of the Tax Receivable Agreement primarily due to changes in our blended statutory income tax rate. See Note 12 — Income Taxes to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
(g)	Represents restructuring costs relating to our 2019 Strategic Shift. These restructuring costs include one-time employee termination benefits relating to retail store or distribution center closures/divestitures, incremental inventory reserve charges, and other associated costs. These costs exclude lease termination costs, which are presented separately above. See Note 4 – Restructuring and Long-lived Asset Impairment to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional information.

Adjusted Net Income Attributable to Camping World Holdings, Inc. and Adjusted Earnings Per Share

We define “Adjusted Net Income Attributable to Camping World Holdings, Inc. – Basic” as net income (loss) attributable to Camping World Holdings, Inc. adjusted for the impact of certain non-cash and other items that we do not consider in our evaluation of ongoing operating performance. These items include, among other things, loss and expense on debt restructure, long-lived asset impairment, lease termination costs, gains and losses on disposal of assets, equity-based compensation, Tax Receivable Agreement liability adjustment, restructuring costs related to the 2019 Strategic Shift, other unusual or one-time items, the income tax expense effect of these adjustments, and the effect of net income attributable to non-controlling interests from these adjustments.

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

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(In thousands except per share amounts)	2021	2020	2021	2020
Numerator:
Net income attributable to Camping World Holdings, Inc.	$109,188	$58,077	$171,510	$49,917
Adjustments related to basic calculation:
Loss and expense on debt restructure (a):
Gross adjustment	10,421	—	10,421	—
Income tax expense for above adjustment (b)	(1,373)	—	(1,373)	—
Long-lived asset impairment (c):
Gross adjustment	536	—	1,082	6,569
Income tax expense for above adjustment (b)	—	—	—	(13)
Lease termination (d):
Gross adjustment	—	868	1,756	1,452
Income tax expense for above adjustment (b)	—	(23)	(39)	(23)
Loss (gain) on disposal of assets (e):
Gross adjustment	10	272	(89)	783
Income tax expense for above adjustment (b)	3	(2)	2	(3)
Equity-based compensation (f):
Gross adjustment	6,047	4,182	12,156	7,494
Income tax expense for above adjustment (b)	(707)	(383)	(1,361)	(685)
Tax Receivable Agreement liability adjustment (g):
Gross adjustment	—	—	3,520	—
Income tax expense for above adjustment (b)	—	—	(898)	—
Restructuring costs (h):
Gross adjustment	3,010	4,591	6,077	10,873
Income tax expense for above adjustment (b)	(52)	(23)	(65)	(58)
Adjustment to net income attributable to non-controlling interests resulting from the above adjustments (i)	(9,680)	(5,733)	(15,489)	(15,727)
Adjusted net income attributable to Camping World Holdings, Inc. – basic	117,403	61,826	187,210	60,579
Adjustments related to diluted calculation:
Reallocation of net income attributable to non-controlling interests from the dilutive effect of stock options and restricted stock units (j)	2,533	—	—	550
Income tax on reallocation of net income attributable to non-controlling interests from the dilutive effect of stock options and restricted stock units (k)	(628)	—	—	(145)
Reallocation of net income attributable to non-controlling interests from the dilutive exchange of common units in CWGS, LLC (j)	—	110,878	237,480	—
Income tax on reallocation of net income attributable to non-controlling interests from the dilutive exchange of common units in CWGS, LLC (k)	—	(26,132)	(58,213)	—
Assumed income tax expense of combining C-corporations with full or partial valuation allowances with the income of other consolidated entities after the dilutive exchange of common units in CWGS, LLC (l)	—	(1,708)	(12,693)	—
Adjusted net income attributable to Camping World Holdings, Inc. – diluted	$119,308	$144,864	$353,784	$60,984
Denominator:
Weighted-average Class A common shares outstanding – basic	45,983	37,635	44,790	37,585
Adjustments related to diluted calculation:
Dilutive exchange of common units in CWGS, LLC for shares of Class A common stock (m)	—	51,620	44,288	—
Dilutive options to purchase Class A common stock (m)	169	—	167	—
Dilutive restricted stock units (m)	1,398	434	1,177	359
Adjusted weighted average Class A common shares outstanding – diluted	47,550	89,689	90,422	37,944

Adjusted earnings per share - basic	$2.55	$1.64	$4.18	$1.61
Adjusted earnings per share - diluted	$2.51	$1.62	$3.91	$1.61

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(In thousands except per share amounts)	2021	2020	2021	2020
Anti-dilutive amounts (n):
Numerator:
Reallocation of net income attributable to non-controlling interests from the anti-dilutive exchange of common units in CWGS, LLC (j)	$144,035	$—	$—	$114,353
Income tax on reallocation of net income attributable to non-controlling interests from the anti-dilutive exchange of common units in CWGS, LLC (k)	$(35,733)	$—	$—	$(31,720)
Assumed income tax benefit of combining C-corporations with full or partial valuation allowances with the income of other consolidated entities after the anti-dilutive exchange of common units in CWGS, LLC (l)	$226	$—	$—	$6,435
Denominator:
Anti-dilutive exchange of common units in CWGS, LLC for shares of Class A common stock (m)	43,057	—	—	51,634

(a)	Represents the loss and expense incurred on debt restructure and financing expense, which is comprised of $0.4 million in extinguishment of the original issue discount and $1.0 million in extinguishment of capitalized finance costs related to the Previous Term Loan Facility, and $9.0 million in legal and other expenses related to the New Term Loan Facility. See Note 6 – Long-Term Debt to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional information.
(b)	Represents the current and deferred income tax expense or benefit effect of the above adjustments, many of which are related to entities with full valuation allowances for which no tax benefit can be currently recognized. This assumption uses an effective tax rate of 25.5% and 25.0% for the adjustments for the 2021 and 2020 periods, respectively, which represents the estimated tax rate that would apply had the above adjustments been included in the determination of our non-GAAP metric.
(c)	Represents long-lived asset impairment charges related to the RV and Outdoor Retail segment, which primarily relate to locations affected by the 2019 Strategic Shift. See Note 4 – Restructuring and Long-lived Asset Impairment to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional information.
(d)	Represents the loss on termination of operating leases, relating primarily to the 2019 Strategic Shift, resulting from the lease termination fees and the derecognition of the operating lease assets and liabilities. See Note 4 – Restructuring and Long-lived Asset Impairment to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional information.
(e)	Represents an adjustment to eliminate the gains and losses on disposals and sales of various assets.
(f)	Represents non-cash equity-based compensation expense relating to employees, directors, and consultants of the Company.
(g)	Represents an adjustment to eliminate the loss on remeasurement of the Tax Receivable Agreement primarily due to changes in our blended statutory income tax rate. See Note 12 — Income Taxes to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
(h)	Represents restructuring costs relating to our 2019 Strategic Shift. These restructuring costs include one-time employee termination benefits relating to retail store or distribution center closures/divestitures, incremental inventory reserve charges, and other associated costs. These costs exclude lease termination costs, which are presented separately above. See Note 4 – Restructuring and Long-lived Asset Impairment to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional information.
(i)	Represents the adjustment to net income attributable to non-controlling interests resulting from the above adjustments that impact the net income of CWGS, LLC. This adjustment uses the non-controlling interest’s weighted average ownership of CWGS, LLC of 48.4% and 57.8% for the three months ended June 30, 2021 and 2020, respectively, and 49.7% and 57.9% for the six months ended June 30, 2021 and 2020, respectively.
(j)	Represents the reallocation of net income attributable to non-controlling interests from the impact of the assumed change in ownership of CWGS, LLC from stock options, restricted stock units, and/or common units of CWGS, LLC.
(k)	Represents the income tax expense effect of the above adjustment for reallocation of net income attributable to non-controlling interests. This assumption uses an effective tax rate of 25.5% and 25.0% for the adjustments for the 2021 and 2020 periods, respectively.
(l)	Typically represents adjustments to reflect the income tax benefit of losses of consolidated C-corporations that under the Company’s current equity structure cannot be used against the income of other consolidated subsidiaries of CWGS, LLC. However, for the three and six months ended June 30, 2021, this adjustment included the reversal of the $0.1 million expense and $14.8 million benefit, respectively, from changes in the valuation allowance for Camping World, Inc. Subsequent to the exchange of all common units in CWGS, LLC, the Company believes certain actions could be taken such that the C-corporations’ losses could offset income of other consolidated subsidiaries. The adjustment reflects the income tax benefit assuming effective tax rate of 25.5% and 25.0% during the 2021 and 2020 periods, respectively, for the losses experienced by the consolidated C-corporations for which valuation allowances have been recorded. No assumed release of valuation allowance established for previous periods were included in these amounts and the $14.8 million release of valuation allowance during the six months ended June 30, 2021 was considered to be reversed and excluded from adjusted net income (loss) attributable to Camping World Holdings, Inc. – diluted for purposes of this calculation.

(m)	Represents the impact to the denominator for stock options, restricted stock units, and/or common units of CWGS, LLC.
(n)	The below amounts have not been considered in our adjusted earnings per share – diluted amounts as the effect of these items are anti-dilutive.

Uses and Limitations of Non-GAAP Financial Measures

Management and our board of directors use the Non-GAAP Financial Measures:

●	as a measurement of operating performance because they assist us in comparing the operating performance of our business on a consistent basis, as they remove the impact of items not directly resulting from our core operations;
●	for planning purposes, including the preparation of our internal annual operating budget and financial projections;
●	to evaluate the performance and effectiveness of our operational strategies; and
●	to evaluate our capacity to fund capital expenditures and expand our business.

By providing these Non-GAAP Financial Measures, together with reconciliations, we believe we are enhancing investors’ understanding of our business and our results of operations, as well as assisting investors in evaluating how well we are executing our strategic initiatives. In addition, our Senior Secured Credit Facilities use adjusted EBITDA to measure our compliance with covenants such as the consolidated leverage ratio. The Non-GAAP Financial Measures have limitations as analytical tools, and should not be considered in isolation, or as an alternative to, or a substitute for net income or other financial statement data presented in our consolidated financial statements included elsewhere in this Form 10-Q as indicators of financial performance. Some of the limitations are:

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

Due to these limitations, the Non-GAAP Financial Measures should not be considered as measures of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using these Non-GAAP Financial Measures only supplementally. As noted in the tables above, certain of the Non-GAAP Financial Measures include adjustments for loss and expense on debt restructure, long-lived asset impairment, lease termination costs, gains and loss on disposal of assets, equity-based compensation, Tax Receivable Agreement liability, restructuring costs related to the 2019 Strategic Shift, other unusual or one-time items, and the income tax expense effect described above, as applicable. It is reasonable to expect that certain of these items will occur in future periods. However, we believe these adjustments are appropriate because the amounts recognized can vary significantly from period to period, do not directly relate to the ongoing operations of our business and complicate comparisons of our internal operating results and operating results of other companies over time. Each of the normal recurring adjustments and other adjustments described in this paragraph and in the reconciliation tables above help management with a measure of our core operating performance over time by removing items that are not related to day-to-day operations.

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

On October 30, 2020, our board of directors authorized a stock repurchase program for the repurchase of up to $100.0 million of our Class A common stock, expiring on October 31, 2022. Repurchases under the program are subject to any applicable limitations on the availability of funds to be distributed to the Company by CWGS, LLC to fund the repurchase and may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases to be determined at our discretion, depending on market conditions and corporate needs. Open market repurchases will be structured to occur in accordance with applicable federal securities laws, including within the pricing and volume requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended. We may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of our shares under this authorization. This program does not obligate us to acquire any particular amount of Class A common stock and the program may be extended, modified, suspended or discontinued at any time at the Board’s discretion. We expect to fund the repurchases using cash on hand. During the three months ended June 30, 2021, we repurchased 1,149,742 shares of our Class A common stock for $45.5 million, including broker commissions. As of June 30, 2021, $33.0 million is available under the stock repurchase program to repurchase additional shares of our Class A common stock. On August 3, 2021, our Board of Directors authorized an increase and extension of the stock repurchase program for the repurchase of up to an additional $125.0 million of our Class A common stock, expiring on August 31, 2023.

For the three months ended June 30, 2021, we paid a regular quarterly cash dividend on our Class A common stock of $0.25 per share, which was funded with a $0.10 per common unit cash distribution from CWGS, LLC and the remainder funded with all or a portion of the Excess Tax Distribution (as defined under “Dividend Policy” included in Part II, Item 5 of our Annual Report). CWGS, LLC is required to make cash distributions in accordance with the CWGS LLC Agreement in an amount sufficient for us to pay any expenses incurred by us in connection with the regular quarterly cash dividend, along with any of our other operating expenses and other obligations. Our dividend policy has certain risks and limitations, particularly with respect to liquidity, and we may not pay dividends according to our policy, or at all.

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

During the six months ended June 30, 2021, we acquired twelve dealerships totaling $99.0 million (see Note 11 – Acquisitions to our condensed consolidated financial statements included in Part 1, Item 1 of this Form 10-Q) and purchased $48.3 million of real property. We expect to purchase in excess of $30.0 million of real property during the second half of 2021. Factors that could impact the quantity of future locations or the cost to acquire or open those locations include, but are not limited to, our ability to locate potential acquisition targets or greenfield locations in a geographic area and at a cost that meet our success criteria; continued strong cash flow generation from our operations to fund these acquisitions and new locations; and availability of financing on our Floor Plan Facility.

During the six months ended June 30, 2021, we incurred long-lived asset impairment charges of $1.1 million related to the 2019 Strategic Shift. We expect that none of the foregoing charges will result in future cash expenditures. Additionally, in connection with the 2019 Strategic Shift, we have incurred or expect to incur costs relating to one-time employee termination benefits of $1.2 million, lease termination costs of between $18.0 million and $35.0 million, incremental inventory reserve charges of $42.4 million, and other associated costs of $31.0 million to $34.0 million. We expect that approximately $3.8 million to $6.8 million of other associated costs and $4.5 million to $21.5 million of lease termination costs will result in future cash expenditures. For a discussion of the 2019 Strategic Shift, see Note 4 — Restructuring and Long-lived Asset Impairment to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

There is significant uncertainty surrounding the impact of the COVID-19 pandemic on our results of operations and cash flows. As a result, we initially took proactive steps to increase cash available on-hand, including, but not limited to, reducing cash expenditures, including wage reductions through a combination of temporary salary reductions, layoffs, and furloughs; negotiating payment deferrals with lessors; reducing marketing and promotional expenses; and delaying strategic capital expenditures. As demand for our products accelerated and our cash position improved, most of the temporary salary reductions ended in May 2020. Additionally, as a result of our improved cash position, we made voluntary principal payments in June 2020 of $9.6 million on our Previous Term Loan Facility and $20.0 million on our Revolving Credit Facility and, in June 2021, we reduced the outstanding principal of our indebtedness by $38.6 million with the closing of our New Senior Secured Credit Facilities. We are continually monitoring the COVID-19 pandemic and its potential impacts on our business. If stay-at-home and shelter-in-place restrictions are put back into place, we may choose to re-implement cost reduction measures.

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

As of June 30, 2021 and December 31, 2020, we had working capital of $468.2 million and $458.7 million, respectively, including $191.5 million and $166.1 million, respectively, of cash and cash equivalents. Our working capital reflects the cash provided by deferred revenue and gains reported under current liabilities of $94.4 million and $88.2 million as of June 30, 2021 and December 31, 2020, respectively. Deferred revenue primarily consists of cash collected for club memberships and roadside assistance contracts in advance of services to be provided, which is deferred and recognized as revenue over the life of the membership, and deferred revenue for the annual guide. We use net proceeds from this deferred membership revenue to lower our long-term borrowings and finance our working capital needs. Our Floor Plan Facility includes a flooring line aggregate interest reduction (“FLAIR”) offset account that allows us to transfer cash as an offset to the payables under the Floor Plan Facility. The FLAIR offset account at June 30, 2021 was $130.2 million, $123.5 million of which could have been withdrawn while remaining in compliance with the financial covenants of the Floor Plan Facility.

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

We generate a disproportionately higher amount of our annual revenue in our second and third fiscal quarters, which include the spring and summer months. We incur additional expenses in the second and third fiscal quarters due to higher purchase volumes, increased staffing in our retail locations and program costs. If, for any reason, we miscalculate the demand for our products or our product mix during the second and third fiscal quarters, our sales in these quarters could decline, resulting in higher labor costs as a percentage of gross profit, lower margins and excess inventory, which could cause our annual results of operations to suffer and our stock price to decline.

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

Cash Flow

The following table shows summary cash flow information for the six months ended June 30, 2021 and 2020:

	Six Months Ended
	June 30,
(In thousands)	2021	2020
Net cash provided by operating activities	$460,129	$515,913
Net cash used in investing activities	(194,300)	(13,319)
Net cash used in financing activities	(240,394)	(422,213)
Net increase in cash and cash equivalents	$25,435	$80,381

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

Net cash provided by operating activities was $460.1 million in the six months ended June 30, 2021, a decrease of $55.8 million from $515.9 million of net cash provided by operating activities in the six months ended June 30, 2020. The decrease was primarily due to a $306.4 million decrease in inventory in 2020 in addition to a $34.7 million increase in inventory in 2021, and a $15.1 million reduction in deferred income taxes, partially offset by a $244.4 million increase in net income, $21.4 million of increased accounts payable and other accrued expenses, a $14.4 million increase in accounts receivable, a $13.5 million increase in deferred revenue and $6.7 million of other cash uses.

Investing activities. Our investment in business activities primarily consists of expanding our operations through organic growth and the acquisition of retail locations. Substantially all of our new retail locations and capital expenditures have been financed using cash provided by operating activities and borrowings under our Senior Secured Credit Facilities.

The table below summarizes our capital expenditures for the six months ended June 30, 2021 and 2020:

	Six Months Ended
	June 30,
(In thousands)	2021	2020
IT hardware and software	$4,004	$4,607
Greenfield and acquired retail locations	15,847	2,830
Existing retail locations	27,288	6,176
Corporate and other	45	47
Total capital expenditures	$47,184	$13,660

Our capital expenditures consist primarily of investing in acquired and greenfield retail and RV dealership locations, existing retail locations, information technology, hardware, and software. There were no material commitments for capital expenditures as of June 30, 2021.

Net cash used in investing activities was $194.3 million for the six months ended June 30, 2021. The $194.3 million of cash used in investing activities was comprised of $99.0 million for the purchase of RV and outdoor retail businesses, $48.3 million for the purchase of real property, $47.2 million of capital expenditures primarily related to retail locations, $2.6 million for the purchase of intangible assets, and $0.3 million of investment in businesses, partially offset by proceeds of $1.7 million from the sale of property and equipment and $1.4 million from the sale of real property. See Note 11 – Acquisitions to our condensed consolidated financial statements included in Part 1, Item 1 of this Form 10-Q.

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

Our net cash used in financing activities was $240.4 million for the six months ended June 30, 2021. The $240.4 million of cash used in financing activities was primarily due to $123.8 million of member distributions, $171.3 million of payments on long-term debt, $45.5 million for the repurchase of Class A common stock, $21.9 million of dividends paid on Class A common stock, $1.7 million of debt issuance costs, $1.6 million for finance lease payments, and $0.3 million of RSU shares withheld for tax, partially offset by $115.9 million of proceeds from long-term debt, $7.4 million of net proceeds from borrowings under the Floor Plan Facility, and $2.5 million of proceeds from exercise of stock options.

Our net cash used in financing activities was $422.2 million for the six months ended June 30, 2020. The $422.2 million of cash used in financing activities was primarily due to $316.5 million of reduced borrowings under the Floor Plan Facility, $55.4 million of member distributions, $20.0 million of payments on credit facilities, $16.6 million of payments on our long-term debt, $11.5 million of dividends paid on Class A common stock, $1.7 million of finance lease payments, and $0.6 million of payments related to RSU shares withheld for taxes, partially offset by proceeds from exercise of stock options of $0.1 million.

Description of Senior Secured Credit Facilities, Floor Plan Facility and Real Estate Facility

As of June 30, 2021 and December 31, 2020, we had outstanding debt in the form of our Senior Secured Credit Facilities, our Floor Plan Facility, and our Real Estate Facility (each defined below). We may from time to time seek to refinance, retire or exchange our outstanding debt. Such refinancings, repayments or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. For additional information regarding our interest rate risk and interest rate hedging instruments, see “Quantitative and Qualitative Disclosures About Market Risk” in Part I, Item 3 of this Form 10-Q.

Senior Secured Credit Facilities

As of June 30, 2021 and December 31, 2020, CWGS Group, LLC (the “Borrower”), a wholly-owned subsidiary of CWGS, LLC, was party to separate credit agreements (the “New Credit Agreement” as of June 30, 2021 and, as amended from time to time, the “Previous Credit Agreement” as of December 31, 2020) for senior secured credit facilities (the “New Senior Secured Credit Facilities” as of June 30, 2021, the “Previous Senior Secured Credit Facilities” as of December 31, 2020, and collectively the “Senior Secured Credit Facilities”). The New Senior Secured Credit Facilities consist of a $1.100 billion term loan facility (the “New Term Loan Facility”) and a $65.0 million revolving credit facility (the “New Revolving Credit Facility”). The Previous Senior Secured Credit Facilities consisted of a $1.195 billion term loan facility (the “Previous Term Loan Facility”) and a $35.0 million revolving credit facility (the “Previous Revolving Credit Facility”). On June 3, 2021, concurrently with the closing of the New Credit Agreement, we repaid and extinguished the Previous Senior Secured Credit Facilities with the proceeds from borrowing the full amount available under the New Term Loan Facility and paying an additional $61.4 million from cash on hand, resulting in an overall reduction of outstanding principal of $38.6 million. The New Term Loan Facility requires mandatory principal payments in equal quarterly installments of $2.8 million, which commenced on June 30, 2021. The New Revolving Credit Facility matures on June 3, 2026, and the New Term Loan Facility matures on June 3, 2028. As of June 30, 2021, the average interest rate on the New Term Loan Facility was 3.25%.

The Credit Agreement for our New Senior Secured Credit Facilities requires the “Borrower” and its subsidiaries to comply on a quarterly basis with a maximum total net leverage ratio (as defined in the New Credit Agreement), which covenant is in effect only if, as of the end of each calendar quarter, the aggregate amount of borrowings under the revolving credit facility (including swingline loans), letters of credit and unreimbursed letter of credit disbursements outstanding at such time is greater than 35% of the total commitment on the New Revolving Credit Facility (excluding (i) up to $15.0 million attributable to any outstanding undrawn letters of credit and (ii) any cash collateralized or backstopped letters of credit), as defined in the New Credit Agreement. As of June 30, 2021, we were not subject to this covenant as borrowings under the New Revolving Credit Facility did not exceed the 35% threshold. To the extent that we are unable to comply with the maximum total net leverage ratio in the future, we would be unable to borrow under the Revolving Credit Facility and may need to seek alternative sources of financing in order to operate and finance our business as we deem appropriate. Our borrowing capacity under the New Revolving Credit Facility at June 30, 2021 was limited to $60.1 million of borrowings. At June 30, 2021, we would have met this covenant if we had exceeded the 35% threshold. We were in compliance with all applicable debt covenants at June 30, 2021 and December 31, 2020. Additionally, the Borrower is required to prepay the term loan borrowings in an aggregate amount up to 50% of excess cash flow, as defined in the New Credit Agreement, for such fiscal year depending on the total net leverage ratio beginning with the year ended December 31, 2022. We are not subject to an additional excess cash flow payment relating to 2021 under the New Term Loan Facility and we were not required to make an additional excess cash flow payment relating to 2020 under the Previous Term Loan Facility.

See our Annual Report and Note 6 – Long-term Debt to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for a further discussion of the outstanding amounts, available borrowings and terms of the Senior Secured Credit Facilities.

Floor Plan Facility

As of June 30, 2021 and December 31, 2020, FreedomRoads, LLC (“FR”), an indirect subsidiary of the Company, maintained floor plan financing through the Seventh Amended and Restated Credit Agreement (“Floor Plan Facility”). The applicable borrowing rate margin on LIBOR and base rate loans ranges from 2.05% to 2.50% and 0.55% and 1.00%, respectively, based on the consolidated current ratio at FR. At June 30, 2021, the Floor Plan Facility allowed FR to borrow (a) up to $1.38 billion under a floor plan facility, (b) up to $15.0 million under a letter of credit facility and (c) up to a maximum amount outstanding of $42.0 million under the revolving line of credit, which maximum amount outstanding decreases by $3.0 million on the last day of each fiscal quarter. The maturity date of the Floor Plan Facility is March 15, 2023.

On May 12, 2020, FR entered into a Third Amendment to the Seventh Amended and Restated Credit Agreement (“Third Amendment”) that provided FR with a one-time option to request a temporary four-month reduction of the minimum Consolidated Current Ratio (as defined in the Floor Plan Facility) at any time during 2020 and the first seven days of 2021. FR did not exercise that option. From May 12, 2020 through July 31, 2020, FR was not allowed to draw further Revolving Credit Loans (as defined in the Floor Plan Facility). On June 29, 2020, FR made a voluntary $20.0 million principal payment on the revolving line of credit. The borrowings under the floor plan credit agreement bear interest at one-month LIBOR plus 2.05% as of June 30, 2021 and December 31, 2020. LIBOR was 0.09% and 0.15% as of June 30, 2021 and December 31, 2020, respectively.

The credit agreement governing the Floor Plan Facility contains certain financial covenants, which we were in compliance with at June 30, 2021 and December 31, 2020.

See our Annual Report and Note 3 – Inventories and Floor Plan Payables to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for a further discussion of the outstanding amounts, available borrowings and terms of the Floor Plan Facility.

Real Estate Facility

As of June 30, 2021 and December 31, 2020, Camping World Property, Inc. (the ‘‘Real Estate Borrower’’), an indirect wholly-owned subsidiary of CWGS, LLC, and CIBC Bank USA (“Lender”), was party to a loan and security agreement for a real estate credit facility with an aggregate maximum principal amount of $21.5 million (“Real Estate Facility”).

The Real Estate Facility is subject to certain cross default provisions, a debt service coverage ratio, and other customary covenants which we were in compliance with at June 30, 2021 and December 31, 2020.

The outstanding principal of the Real Estate Facility was $4.4 million and $4.5 million as of June 30, 2021 and December 31, 2020, respectively. As of June 30, 2021, the interest rate on the Real Estate Facility was 2.93% with a commitment fee of 0.50% of the aggregate unused principal amount of the Real Estate Facility. As of June 30, 2021, the Company had zero additional capacity under the Real Estate Facility.

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

Deferred Revenue

Deferred revenue consists of our sales for products not yet recognized as revenue at the end of a given period. Our deferred revenue as of June 30, 2021 was $164.3 million.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements other than short-term leases not included in our lease obligation.

Contractual Obligations

As discussed in Note 6 Long-term Debt to our condensed consolidated financial statements in Item 1, Part I of this Form 10-Q, the New Senior Secured Credit Facilities replaced the Previous Senior Secured Credit Facilities in June 2021. As of June 30, 2021, long-term debt, including the current portion, was $1.1 billion, of which $5.6 million is estimated to be payable during the six months ended December 31, 2021 and $11.3 million, $14.9 million, $11.0 million, and $11.0 million is estimated to be payable during the years ended December 31, 2022, 2023, 2024, and 2025, respectively, with the remainder due during periods after December 31, 2025. Interest on long-term debt is estimated to be $18.3 million during the six months ended December 31, 2021 and $36.0 million, $35.6 million, $35.2 million, and $34.8 million is estimated for the years ended December 31, 2022, 2023, 2024, and 2025, respectively, with $82.8 million estimated for periods after December 31, 2025. We estimated interest payments through the maturity of our long-term debt by applying the interest rate in effect as of June 30, 2021 (see Note 6 – Long-Term Debt to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q).

As discussed in Note 11 – Income Taxes to our condensed consolidated financial statements in Item 1, Part I of this Form 10-Q, the Tax Receivable Agreement liability increased as a result of redemptions of common units during the period. As of June 30, 2021, the Tax Receivable Agreement liability, including the current portion, was $179.9 million, of which $12.3 million, $11.5 million, $11.8 million, $12.1 million are estimated to be payable during the years ended December 31, 2022, 2023, 2024, and 2025, respectively, with the remainder estimated to be payable during periods after December 31, 2025.

There were no other material changes in our commitments during the three months ended June 30, 2021 under contractual obligations from those disclosed in our Annual Report outside the course of normal business.

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

Recent Accounting Pronouncements

See Note 1 – Summary of Significant Accounting Policies to our condensed consolidated financial statements in Item 1, Part I of this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For a discussion of the Company’s quantitative and qualitative disclosures about market risks, see Item 7A. Quantitative and Qualitative Disclosures About Market Risks, in our Annual Report. As of June 30, 2021, there have been no material changes in this information.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2021.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control performed during the fiscal quarter ended June 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information related to our repurchases of Class A common stock for the periods indicated:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
April 1, 2021 to April 30, 2021	—	$—	—	$78,478,000
May 1, 2021 to May 31, 2021	223,227	44.82	223,227	68,473,000
June 1, 2021 to June 30, 2021	926,515	38.28	926,515	33,006,000
Total	1,149,742	$39.55	1,149,742	$33,006,000

(1)	On October 30, 2020, the Company’s Board of Directors authorized a stock repurchase program for the repurchase of up to $100.0 million of the Company’s Class A common stock, expiring on October 31, 2022. This program does not obligate the Company to acquire any particular amount of Class A common stock and the program may be extended, modified, suspended or discontinued at any time at the Board’s discretion. On August 3, 2021, the Company’s Board of Directors authorized an increase and extension of the stock repurchase program for the repurchase of up to an additional $125.0 million of the Company’s Class A common stock, expiring on August 31, 2023.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibits Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Camping World Holdings, Inc.	10-Q	001-37908	3.1	11/10/16

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

3.2	Amended and Restated Bylaws of Camping World Holdings, Inc.	10-Q	001-37908	3.2	11/10/16

4.1	Specimen Stock Certificate evidencing the shares of Class A common stock	S-1/A	333-211977	4.1	9/13/16

10.1	Credit Agreement, dated June 3, 2021, by and among CWGS Enterprises, LLC, as holdings, CWGS Group, LLC, as borrower, the lenders party thereto and Goldman Sachs Bank USA, as administrative agent	8-K	001-37908	10.1	6/8/21

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer					*

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer					*

32.1	Section 1350 Certification of Chief Executive Officer					**

32.2	Section 1350 Certification of Chief Financial Officer					**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					***

101.SCH	Inline XBRL Taxonomy Extension Schema Document					***

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					***

101.DEF	Inline XBRL Extension Definition Linkbase Document					***

101.LAB	Inline XBRL Taxonomy Label Linkbase Document					***

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					***

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					***

*     Filed herewith

**    Furnished herewith

***   Submitted electronically herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Camping World Holdings, Inc.

Date: August 4, 2021	By:	/s/ Karin L. Bell
Karin L. Bell
Chief Financial Officer

(Authorized Officer and Principal Financial Officer and Principal Accounting Officer)