Form 10-Q
period 2021-09-30
Camping World Holdings, Inc.
filed 2021-11-03
CIK 1669779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

As of October 29, 2021, the registrant had 44,853,286 shares of Class A common stock, 42,007,663 shares of Class B common stock and one share of Class C common stock outstanding.

Camping World Holdings, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended September 30, 2021

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts contained in this Form 10-Q may be forward-looking statements. Statements regarding our future results of operations and financial position; the impact of the novel coronavirus (“COVID-19”) pandemic on our business, results of operations and financial position; business strategy and plans and objectives of management for future operations; the timeline for and benefits of our 2019 Strategic Shift (as defined below); expected new retail location openings and closures, including greenfield locations and acquired locations; our sources of liquidity and capital and any potential need for additional financing or refinancing, retirement or exchange of outstanding debt; our stock repurchase program; future capital expenditures and debt service obligations; expectations regarding industry trends and consumer behavior and growth; our ability to capture positive industry trends and pursue growth; expectations regarding our pending litigation, and our plans related to dividend payments, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘expects,’’ ‘‘plans,’’ ‘‘anticipates,’’ ‘‘could,’’ ‘‘intends,’’ ‘‘targets,’’ ‘‘projects,’’ ‘‘contemplates,’’ ‘‘believes,’’ ‘‘estimates,’’ ‘‘predicts,’’ ‘‘potential’’ or ‘‘continue’’ or the negative of these terms or other similar expressions. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including, but not limited to, the following:

●	risks related to the COVID-19 pandemic and related impacts on our business;
●	our ability to execute and achieve the expected benefits of our 2019 Strategic Shift and costs and impairment charges incurred in connection with the 2019 Strategic Shift may be materially higher than expected or anticipated;
●	the availability of financing to us and our customers;
●	fuel shortages, or high prices for fuel;
●	the well-being, as well as the continued popularity and reputation for quality, of our manufacturers;
●	trends in the RV industry;
●	general economic conditions in our markets, and ongoing economic and financial uncertainties;
●	changes in consumer preferences or our failure to gauge those preferences;
●	competition in the market for services, protection plans, products and resources targeting the RV lifestyle or RV enthusiast;
●	our expansion into new, unfamiliar markets, businesses, or product lines or categories, as well as delays in opening or acquiring new retail locations;
●	unforeseen expenses, difficulties, and delays frequently encountered in connection with expansion through acquisitions;
●	our failure to maintain the strength and value of our brands;
●	our ability to successfully order and manage our inventory to reflect consumer demand in a volatile market and anticipate changing consumer preferences and buying trends;

●	fluctuations in our same store revenue and whether such revenue will be a meaningful indicator of future performance;
●	the cyclical and seasonal nature of our business;
●	our ability to operate and expand our business and to respond to changing business and economic conditions, which depends on the availability of adequate capital;
●	the restrictive covenants imposed by our Senior Secured Credit Facilities and Floor Plan Facility;
●	our reliance on six fulfillment and distribution centers for our retail, RV furniture distribution, e-commerce and catalog businesses;
●	the impact of ongoing class action lawsuits against us and certain of our officers and directors, as well as any potential future class action litigation;
●	natural disasters, whether or not caused by climate change, unusual weather conditions, epidemic outbreaks, terrorist acts and political events;
●	our dependence on our relationships with third party providers of services, protection plans, products and resources and a disruption of these relationships or of these providers’ operations;
●	any delays, new or increased tariffs, increased cost or quality control deficiencies in the importation of our products manufactured abroad;
●	whether third party lending institutions and insurance companies will continue to provide financing for RV purchases;
●	our ability to retain senior executives and attract and retain other qualified employees;
●	risks associated with leasing substantial amounts of space, including our inability to maintain the leases for our retail locations or locate alternative sites for our stores in our target markets and on terms that are acceptable to us;
●	our business being subject to numerous federal, state and local regulations;
●	changes in government policies and firearms legislation;
●	our failure to comply with certain environmental regulations;
●	climate change legislation or regulations restricting emission of ‘‘greenhouse gases’’;
●	a failure in our e-commerce operations, security breaches and cybersecurity risks;
●	our inability to enforce our intellectual property rights and accusations of our infringement on the intellectual property rights of third parties;
●	our inability to maintain or upgrade our information technology systems or our inability to convert to alternate systems in an efficient and timely manner;
●	disruptions to our information technology systems or breaches of our network security;
●	risk of product liability claims if people or property are harmed by the products we sell and other litigation risks;

●	risks related to our pending litigation;
●	risks associated with our private brand offerings;
●	possibility of future asset impairment charges for goodwill, intangible assets or other long-lived assets;
●	potential litigation relating to products we sell or sold, including firearms and ammunitions;
●	Marcus Lemonis, through his beneficial ownership of our shares directly or indirectly held by ML Acquisition Company, LLC and ML RV Group, LLC, has substantial control over us including matters requiring approval by our stockholders;
●	the exemptions from certain corporate governance requirements that we qualify for, and rely on, due to the fact that we are a ‘‘controlled company’’ within the meaning of the New York Stock Exchange, or NYSE, listing requirements;
●	whether we are able to realize any tax benefits that may arise from our organizational structure and any redemptions or exchanges of CWGS Enterprises, LLC common units for cash or stock;
●	other risks relating to our organizational structure and to ownership of shares of our Class A common stock; and
●	the other factors set forth under ‘‘Risk Factors’’ in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2020 and in our other filings with the SEC.

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

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(In Thousands Except Share and Per Share Amounts)

	September 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$132,795	$166,072
Contracts in transit	104,902	48,175
Accounts receivable, net	113,831	83,422
Inventories	1,361,122	1,136,345
Prepaid expenses and other assets	44,959	60,211
Total current assets	1,757,609	1,494,225
Property and equipment, net	490,608	367,898
Operating lease assets	778,268	769,487
Deferred tax assets, net	221,695	165,708
Intangible assets, net	29,579	30,122
Goodwill	483,553	413,123
Other assets	25,279	15,868
Total assets	$3,786,591	$3,256,431
Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$213,257	$148,462
Accrued liabilities	240,696	137,688
Deferred revenues	100,687	88,213
Current portion of operating lease liabilities	63,091	62,405
Current portion of finance lease liabilities	2,923	2,240
Current portion of Tax Receivable Agreement liability	12,330	8,089
Current portion of long-term debt	12,183	12,174
Notes payable – floor plan, net	520,697	522,455
Other current liabilities	76,412	53,795
Total current liabilities	1,242,276	1,035,521
Operating lease liabilities, net of current portion	813,076	804,555
Finance lease liabilities, net of current portion	40,952	27,742
Tax Receivable Agreement liability, net of current portion	167,521	137,845
Revolving line of credit	20,885	20,885
Long-term debt, net of current portion	1,075,400	1,122,675
Deferred revenues	72,716	61,519
Other long-term liabilities	67,865	54,920
Total liabilities	3,500,691	3,265,662
Commitments and contingencies
Stockholders' equity (deficit):
Preferred stock, par value $0.01 per share – 20,000,000 shares authorized; none issued and outstanding as of September 30, 2021 and December 31, 2020	—	—
Class A common stock, par value $0.01 per share – 250,000,000 shares authorized; 47,264,560 issued and 44,843,825 outstanding as of September 30, 2021 and 43,083,008 issued and 42,226,389 outstanding as of December 31, 2020	470	428
Class B common stock, par value $0.0001 per share – 75,000,000 shares authorized; 69,066,445 issued as of September 30, 2021 and December 31, 2020; and 42,007,663 and 45,999,132 outstanding as of September 30, 2021 and December 31, 2020	4	5
Class C common stock, par value $0.0001 per share – one share authorized, issued and outstanding as of September 30, 2021 and December 31, 2020	—	—
Additional paid-in capital	97,324	63,342
Treasury stock, at cost; 2,136,563 and 572,447 shares as of September 30, 2021 and December 31, 2020	(80,605)	(15,187)
Retained earnings (deficit)	184,553	(21,814)
Total stockholders' equity attributable to Camping World Holdings, Inc.	201,746	26,774
Non-controlling interests	84,154	(36,005)
Total stockholders' equity (deficit)	285,900	(9,231)
Total liabilities and stockholders' equity (deficit)	$3,786,591	$3,256,431

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(In Thousands Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenue:
Good Sam Services and Plans	$46,581	$45,941	$134,354	$137,668
RV and Outdoor Retail
New vehicles	864,303	907,588	2,745,057	2,303,080
Used vehicles	519,550	298,651	1,273,944	780,226
Products, service and other	305,882	276,622	862,706	680,417
Finance and insurance, net	167,779	138,779	483,718	378,553
Good Sam Club	12,479	11,172	36,383	32,827
Subtotal	1,869,993	1,632,812	5,401,808	4,175,103
Total revenue	1,916,574	1,678,753	5,536,162	4,312,771
Costs applicable to revenue (exclusive of depreciation and amortization shown separately below):
Good Sam Services and Plans	21,637	18,600	53,241	55,693
RV and Outdoor Retail
New vehicles	612,418	730,175	2,014,206	1,909,187
Used vehicles	376,852	223,033	934,874	595,655
Products, service and other	212,444	171,666	556,542	421,276
Good Sam Club	1,847	2,130	5,586	6,510
Subtotal	1,203,561	1,127,004	3,511,208	2,932,628
Total costs applicable to revenue	1,225,198	1,145,604	3,564,449	2,988,321
Operating expenses:
Selling, general, and administrative	424,385	322,990	1,193,668	862,237
Debt restructure expense	24	—	9,055	—
Depreciation and amortization	23,552	12,304	49,297	38,949
Long-lived asset impairment	316	4,378	1,398	10,947
Lease termination	329	505	2,085	1,957
(Gain) loss on sale or disposal of assets	96	(121)	7	662
Total operating expenses	448,702	340,056	1,255,510	914,752
Income from operations	242,674	193,093	716,203	409,698
Other expense:
Floor plan interest expense	(3,125)	(3,015)	(9,886)	(16,717)
Other interest expense, net	(11,250)	(12,896)	(35,262)	(42,101)
Loss on debt restructure	—	—	(1,390)	—
Tax Receivable Agreement liability adjustment	—	—	(3,520)	—
Other expense, net	(122)	—	(77)	—
Total other expense	(14,497)	(15,911)	(50,135)	(58,818)
Income before income taxes	228,177	177,182	666,068	350,880
Income tax expense	(38,869)	(22,398)	(83,259)	(47,003)
Net income	189,308	154,784	582,809	303,877
Less: net income attributable to non-controlling interests	(109,605)	(96,734)	(331,596)	(195,910)
Net income attributable to Camping World Holdings, Inc.	$79,703	$58,050	$251,213	$107,967

Earnings per share of Class A common stock:
Basic	$1.75	$1.46	$5.57	$2.81
Diluted	$1.72	$1.44	$5.49	$2.77
Weighted average shares of Class A common stock outstanding:
Basic	45,628	39,880	45,072	38,356
Diluted	47,022	40,872	46,433	89,882

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Stockholders' Equity (Deficit)

(In Thousands)

							Additional				Non-
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Paid-In	Treasury Stock		Retained	Controlling
	Shares	Amounts	Shares	Amounts	Shares	Amounts	Capital	Shares	Amounts	Earnings (Deficit)	Interest	Total
Balance at December 31, 2020	42,799	$428	45,999	$5	—	$—	$63,342	(572)	$(15,187)	$(21,814)	$(36,005)	$(9,231)
Equity-based compensation	—	—	—	—	—	—	6,109	—	—	—	—	6,109
Exercise of stock options	—	—	—	—	—	—	(417)	91	2,407	—	—	1,990
Non-controlling interest adjustment for capital contribution of proceeds from the exercise of stock options	—	—	—	—	—	—	(1,012)	—	—	—	1,012	—
Vesting of restricted stock units	—	—	—	—	—	—	(1,220)	49	1,318	—	(98)	—
Repurchases of Class A common stock for withholding taxes on vested RSUs	—	—	—	—	—	—	(25)	(7)	(189)	—	—	(214)
Redemption of LLC common units for Class A common stock	3,029	30	(2,848)	(1)	—	—	22,926	—	—	—	2,336	25,291
Distributions to holders of LLC common units	—	—	—	—	—	—	—	—	—	—	(16,926)	(16,926)
Dividends(1)	—	—	—	—	—	—	—	—	—	(10,353)	—	(10,353)
Establishment of liabilities under the Tax Receivable Agreement and related changes to deferred tax assets associated with that liability	—	—	—	—	—	—	(19,441)	—	—	—	—	(19,441)
Non-controlling interest adjustment	—	—	—	—	—	—	(1,053)	—	—	—	1,053	—
Net income	—	—	—	—	—	—	—	—	—	62,322	85,103	147,425
Balance at March 31, 2021	45,828	$458	43,151	$4	—	$—	$69,209	(439)	$(11,651)	$30,155	$36,475	$124,650
Equity-based compensation	—	—	—	—	—	—	6,047	—	—	—	—	6,047
Exercise of stock options	—	—	—	—	—	—	(135)	25	674	—	—	539
Non-controlling interest adjustment for capital contribution of proceeds from the exercise of stock options	—	—	—	—	—	—	(257)	—	—	—	257	—
Vesting of restricted stock units	—	—	—	—	—	—	(1,645)	64	1,707	—	(62)	—
Repurchases of Class A common stock for withholding taxes on vested RSUs	—	—	—	—	—	—	(31)	(2)	(43)	—	—	(74)
Repurchases of Class A common stock to treasury stock	—	—	—	—	—	—	22,127	(1,150)	(45,470)	—	(22,127)	(45,470)
Redemption of LLC common units for Class A common stock	1,152	12	(1,144)	—	—	—	11,785	—	—	—	(376)	11,421
Distributions to holders of LLC common units	—	—	—	—	—	—	—	—	—	—	(106,921)	(106,921)
Dividends(1)	—	—	—	—	—	—	—	—	—	(11,560)	—	(11,560)
Establishment of liabilities under the Tax Receivable Agreement and related changes to deferred tax assets associated with that liability	—	—	—	—	—	—	(9,233)	—	—	—	—	(9,233)
Non-controlling interest adjustment	—	—	—	—	—	—	(4,358)	—	—	—	4,358	—
Net income	—	—	—	—	—	—	—	—	—	109,188	136,888	246,076
Balance at June 30, 2021	46,980	$470	42,007	$4	—	$—	$93,509	(1,502)	$(54,783)	$127,783	$48,492	$215,475
Equity-based compensation	—	—	—	—	—	—	6,913	—	—	—	—	6,913
Exercise of stock options	—	—	—	—	—	—	(860)	58	2,107	—	—	1,247
Non-controlling interest adjustment for capital contribution of proceeds from the exercise of stock options	—	—	—	—	—	—	(592)	—	—	—	592	—
Vesting of restricted stock units	—	—	—	—	—	—	(16,376)	544	19,892	—	(3,516)	—
Repurchases of Class A common stock for withholding taxes on vested RSUs	—	—	—	—	—	—	(411)	(177)	(6,467)	—	—	(6,878)
Repurchases of Class A common stock to treasury stock	—	—	—	—	—	—	19,623	(1,060)	(41,354)	—	(19,623)	(41,354)
Distributions to holders of LLC common units	—	—	—	—	—	—	—	—	—	—	(55,878)	(55,878)
Dividends(1)	—	—	—	—	—	—	—	—	—	(22,933)	—	(22,933)
Non-controlling interest adjustment	—	—	—	—	—	—	(4,482)	—	—	—	4,482	—
Net income	—	—	—	—	—	—	—	—	—	79,703	109,605	189,308
Balance at September 30, 2021	46,980	$470	42,007	$4	—	$—	$97,324	(2,137)	$(80,605)	$184,553	$84,154	$285,900

(1)The Company declared dividends per share of Class A common stock of $0.23, $0.25 and $0.50 for the three months ended March 31, 2021, June 30, 2021 and September 30, 2021, respectively.

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Stockholders' Equity (Deficit)

(In Thousands)

							Additional				Non-
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Paid-In	Treasury Stock		Retained	Controlling
	Shares	Amounts	Shares	Amounts	Shares	Amounts	Capital	Shares	Amounts	Deficit	Interest	Total
Balance at December 31, 2019	37,489	$375	50,707	$5	—	—	$50,152	—	—	$(83,134)	$(126,634)	$(159,236)
Equity-based compensation	—	—	—	—	—	—	3,312	—	—	—	—	3,312
Vesting of restricted stock units	47	—	—	—	—	—	82	—	—	—	(82)	—
Repurchases of Class A common stock for withholding taxes on vested RSUs	(16)	—	—	—	—	—	(212)	—	—	—	—	(212)
Redemption of LLC common units for Class A common stock	20	—	—	—	—	—	4	—	—	—	49	53
Distributions to holders of LLC common units	—	—	—	—	—	—	—	—	—	—	(8,410)	(8,410)
Dividends(2)	—	—	—	—	—	—	—	—	—	(5,752)	—	(5,752)
Establishment of liabilities under the Tax Receivable Agreement and related changes to deferred tax assets associated with that liability	—	—	—	—	—	—	(44)	—	—	—	—	(44)
Non-controlling interest adjustment	—	—	—	—	—	—	(1,698)	—	—	—	1,698	—
Net loss	—	—	—	—	—	—	—	—	—	(8,160)	(5,969)	(14,129)
Balance at March 31, 2020	37,540	$375	50,707	$5	—	$—	$51,596	—	$—	$(97,046)	$(139,348)	$(184,418)
Equity-based compensation	—	—	—	—	—	—	4,182	—	—	—	—	4,182
Exercise of stock options	7	—	—	—	—	—	159	—	—	—	—	159
Non-controlling interest adjustment for capital contribution of proceeds from the exercise of stock options	—	—	—	—	—	—	(105)	—	—	—	105	—
Vesting of restricted stock units	153	2	—	—	—	—	(10)	—	—	—	8	—
Repurchases of Class A common stock for withholding taxes on vested RSUs	(17)	—	—	—	—	—	(347)	—	—	—	—	(347)
Redemption of LLC common units for Class A common stock	90	1	—	—	—	—	58	—	—	—	245	304
Distributions to holders of LLC common units	—	—	—	—	—	—	—	—	—	—	(47,015)	(47,015)
Dividends(2)	—	—	—	—	—	—	—	—	—	(5,785)	—	(5,785)
Establishment of liabilities under the Tax Receivable Agreement and related changes to deferred tax assets associated with that liability	—	—	—	—	—	—	(241)	—	—	—	—	(241)
Non-controlling interest adjustment	—	—	—	—	—	—	(2,545)	—	—	—	2,545	—
Net income	—	—	—	—	—	—	—	—	—	58,077	105,145	163,222
Balance at June 30, 2020	37,773	$378	50,707	$5	—	$—	$52,747	—	$—	$(44,754)	$(78,315)	$(69,939)
Equity-based compensation	—	—	—	—	—	—	6,201	—	—	—	—	6,201
Exercise of stock options	146	1	—	—	—	—	3,155	—	—	—	—	3,156
Non-controlling interest adjustment for capital contribution of proceeds from the exercise of stock options	—	—	—	—	—	—	(1,767)	—	—	—	1,767	—
Vesting of restricted stock units	115	1	—	—	—	—	481	—	—	—	(482)	—
Repurchases of Class A common stock for withholding taxes on vested RSUs	(31)	—	—	—	—	—	(958)	—	—	—	—	(958)
Redemption of LLC common units for Class A common stock	4,722	47	(4,708)	—	—	—	21,801	—	—	—	7,217	29,065
Distributions to holders of LLC common units	—	—	—	—	—	—	—	—	—	—	(59,298)	(59,298)
Dividends(2)	—	—	—	—	—	—	—	—	—	(7,263)	—	(7,263)
Establishment of liabilities under the Tax Receivable Agreement and related changes to deferred tax assets associated with that liability	—	—	—	—	—	—	(23,530)	—	—	—	—	(23,530)
Non-controlling interest adjustment	—	—	—	—	—	—	(2,397)	—	—	—	2,397	—
Net income	—	—	—	—	—	—	—	—	—	58,050	96,734	154,784
Balance at September 30, 2020	42,725	$427	45,999	$5	—	$—	$55,733	—	$—	$6,033	$(29,980)	$32,218

(2)	The Company declared dividends per share of Class A common stock of $0.15 for each the three months ended March 31, 2020 and June 30, 2020 and $0.17 for the three months ended September 30, 2020.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(In Thousands)

	Nine Months Ended September 30,
	2021	2020
Operating activities
Net income	$582,809	$303,877

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49,297	38,949
Equity-based compensation	19,069	13,695
Loss on lease termination	2,085	1,957
Loss on debt restructure	1,390	—
Long-lived asset impairment	1,398	10,947
Loss on sale or disposal of assets	7	662
Provision for losses on accounts receivable	767	550
Non-cash lease expense	45,175	43,020
Accretion of original debt issuance discount	930	804
Non-cash interest	2,053	3,296
Deferred income taxes	(9,463)	7,225
Tax Receivable Agreement liability adjustment	3,520	—
Change in assets and liabilities, net of acquisitions:
Receivables and contracts in transit	(87,667)	(40,886)
Inventories	(198,310)	430,622
Prepaid expenses and other assets	14,821	1,475
Accounts payable and other accrued expenses	164,617	133,084
Payment pursuant to Tax Receivable Agreement	(8,089)	(6,563)
Deferred revenue	23,672	11,406
Operating lease liabilities	(47,895)	(50,286)
CARES Act deferral of payroll taxes	—	19,718
Other, net	11,690	4,966
Net cash provided by operating activities	571,876	928,518

Investing activities
Purchases of property and equipment	(88,560)	(20,303)
Proceeds from sale of property and equipment	2,253	1,929
Purchase of real property	(61,056)	(1,224)
Proceeds from the sale of real property	1,360	6,384
Purchases of businesses, net of cash acquired	(99,749)	—
Purchase of other investments	(7,983)	—
Purchases of intangible assets	(2,580)	(656)
Net cash used in investing activities	$(256,315)	$(13,870)

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(In Thousands)

	Nine Months Ended September 30,
	2021	2020

Financing activities
Proceeds from long-term debt	$124,893	$—
Payments on long-term debt	(174,148)	(33,965)
Net proceeds (payments) on notes payable – floor plan, net	19,199	(392,105)
Payments on revolving line of credit	—	(20,000)
Payments on finance leases	(2,169)	(1,725)
Payment of debt issuance costs	(1,827)	—
Dividends on Class A common stock	(44,846)	(18,800)
Proceeds from exercise of stock options	3,775	3,306
RSU shares withheld for tax	(7,166)	(1,517)
Repurchases of Class A common stock to treasury stock	(86,824)	—
Distributions to holders of LLC common units	(179,725)	(114,723)
Net cash used in financing activities	(348,838)	(579,529)

(Decrease) increase in cash and cash equivalents	(33,277)	335,119
Cash and cash equivalents at beginning of the period	166,072	147,521
Cash and cash equivalents at end of the period	$132,795	$482,640

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2021

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

The condensed consolidated financial statements as of and for the three and nine months ended September 30, 2021 are unaudited. The condensed consolidated balance sheet as of December 31, 2020 has been derived from the audited financial statements at that date but does not include all of the disclosures required by GAAP. These interim condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 26, 2021. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.

CWH was formed on March 8, 2016 as a Delaware corporation for the purpose of facilitating an IPO and other related transactions in order to carry on the business of CWGS, LLC. CWGS, LLC was formed in March 2011 when it received, through contribution from its then parent company, all of the membership interests of Affinity Group Holding, LLC and FreedomRoads Holding Company, LLC (“FreedomRoads”). The IPO and related reorganization transactions that occurred on October 6, 2016 resulted in CWH as the sole managing member of CWGS, LLC, with CWH having sole voting power in and control of the management of CWGS, LLC (see Note 14 — Stockholders’ Equity). Despite its position as sole managing member of CWGS, LLC, CWH had a minority economic interest in CWGS, LLC through March 11, 2021. As of September 30, 2021 and December 31, 2020, CWH owned 51.3% and 47.4%, respectively, of CWGS, LLC. Accordingly, the Company consolidates the financial results of CWGS, LLC and reports a non-controlling interest in its condensed consolidated financial statements.

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

In conjunction with the initial stay-at-home and shelter-in-place restrictions enacted in many areas, the Company saw significant sequential declines in its overall customer traffic levels and its overall revenues from the mid-March to mid-to-late April 2020 timeframe. In the latter part of April 2020, the Company began to see a significant improvement in its online web traffic levels and number of electronic leads, and in early May 2020, the Company began to see improvements in its overall revenue levels. As the stay-at-home restrictions began to ease across certain areas of the country, the Company experienced significant acceleration in its in-store and online traffic, lead generation, and revenue trends in May 2020 continuing into the quarter ended June 30,

2021. Demand and interest in new and used vehicles continued to outpace vehicle supply during the quarter ended September 30, 2021. In September 2021, the Company was able to procure more new vehicles than were sold during the month which improved inventory levels at September 30, 2021.

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

Throughout the pandemic, the majority of the Company’s retail locations have continued to operate as essential businesses and the Company has continued to operate its e-commerce business. Annually, most of the Company’s consumer shows and events take place during the first quarter. As a consequence of COVID-19, the Company held no in-person consumer shows in the first nine months of 2021 and held fewer in-person consumer shows and events during 2020 than in 2019. Since March 2020, the Company has implemented preparedness plans to keep its employees and customers safe, which include social distancing, providing employees with face coverings and/or other protective clothing as required, implementing additional cleaning and sanitization routines, and work-from-home directives for a significant portion of the Company’s workforce. In July 2021, the Company began transitioning many of its employees from work-from-home schedules to a return to the Company’s offices.

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

A summary of the retail store openings, closings, divestitures, conversions and number of locations from September 30, 2020 to September 30, 2021, are in the table below:

	RV	RV Service &	Other
	Dealerships	Retail Centers	Retail Stores	Total
Number of store locations as of September 30, 2020	152	10	1	163
Opened	23	—	—	23
Closed / divested	(1)	—	—	(1)
Temporarily closed(1)	(1)	—	—	(1)
Re-opened	3	—	—	3
Number of store locations as of September 30, 2021	176	10	1	187

(1)	This location was temporarily closed for facility modification.

Reclassifications of Prior Period Amounts

Certain prior-period amounts have been reclassified to conform to the current period presentation. Specifically, the current and noncurrent portions of finance lease liabilities have been reclassified to be presented separately from current and noncurrent portions of long-term debt, respectively, in the accompanying condensed consolidated balance sheet as of December 31, 2020. Additionally, the payments on finance leases have been reclassified to be presented separately from payments on long-term debt in the accompanying condensed consolidated statement of cash flows for the nine months ended as of September 30, 2020.

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

Recently Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). This standard reduces complexity by removing specific exceptions to general principles related to intraperiod tax allocations, ownership changes in foreign investments, and interim period income tax accounting for year-to-date losses that exceed anticipated losses. This standard also simplifies accounting for franchise taxes that are partially based on income, transactions with a government that result in a step up in the tax basis of goodwill, separate financial statements of legal entities that are not subject to tax, and enacted changes in tax laws in interim periods. The Company adopted ASU 2019-12 as of January 1, 2021 and the adoption did not materially impact its condensed consolidated financial statements.

Recently Issued Accounting Pronouncements

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). This standard requires contract assets and contract liabilities, such as certain receivables and deferred revenue, acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. Generally, this new guidance will result in the acquirer recognizing contract assets and contract liabilities at the same amounts recorded by the acquiree instead of recording those balances at fair value. This standard should be applied prospectively to acquisitions occurring after the effective date. The standard will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022, with early adoption permitted. The Company is currently evaluating the impact that the adoption of the provisions of this ASU will have on its consolidated financial statements.

2. Revenue

Contract Assets

As of September 30, 2021 and December 31, 2020, a contract asset of $14.1 million and $8.1 million, respectively, relating to RV service revenues was included in accounts receivable in the accompanying condensed consolidated balance sheets.

Deferred Revenues

As of September 30, 2021, the Company has unsatisfied performance obligations primarily relating to multi-year plans for its roadside assistance, Good Sam Club memberships, Coast to Coast memberships, the annual campground guide, and magazine publication revenue streams. The total unsatisfied performance obligation for these revenue streams at September 30, 2021 and the periods during which the Company expects to recognize the amounts as revenue are presented as follows (in thousands):

As of
September 30, 2021
2021	$41,924
2022	70,382
2023	30,303
2024	15,160
2025	8,045
Thereafter	7,589
Total	$173,403

3. Inventories and Floor Plan Payables

Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Good Sam services and plans	$—	$109
New RVs	723,593	691,114
Used RVs	391,466	178,336
Products, parts, accessories and other	246,063	266,786
	$1,361,122	$1,136,345

Substantially all of the Company’s new RV inventory, included in the RV and Outdoor Retail segment, is financed by a floor plan credit agreement with a syndication of banks. The borrowings under the floor plan credit agreement are collateralized by substantially all of the assets of FreedomRoads, LLC (“FR”), a wholly-owned subsidiary of FreedomRoads, which operates the RV dealerships. The floor plan borrowings are tied to specific vehicles and principal is due upon the sale of the related vehicle or upon reaching certain aging criteria.

On September 30, 2021, FR entered into the Eighth Amended and Restated Credit Agreement (“Post-Amendment Floor Plan Facility”) that amended the Seventh Amended and Restated Credit Agreement (“Pre-Amendment Floor Plan Facility” and collectively the “Floor Plan Facility”) that was previously entered into on December 12, 2017. The Post-Amendment Floor Plan Facility allows FR to borrow (a) up to $1.70 billion of floor plan notes payable, an increase from $1.38 billion under the Pre-Amendment Floor Plan Facility, (b) up to $30.0 million under a letter of credit facility, an increase from $15.0 million under the Pre-Amendment Floor Plan Facility, and (c) up to a maximum amount outstanding of $70.0 million under the revolving line of credit, an increase from $42.0 million under the Pre-Amendment Floor Plan Facility. The Post-Amendment Floor Plan Facility removes the $3.0 million quarterly reduction in the maximum amount outstanding under the revolving line of credit under the Pre-Amendment Floor Plan Facility. The Post-Amendment Floor Plan Facility also includes an accordion feature allowing FR, at its option, to increase the aggregate amount of the floor plan notes payable in $50 million increments up to a maximum amount of $200 million. The lenders under the Post-Amendment Floor Plan Facility are not under any obligation to provide commitments in respect of any such increase. In addition, the maturity of the Post-Amendment Floor Plan Facility was extended to September 30, 2026 from March 15, 2023 under the Pre-Amendment Floor Plan Facility.

As of September 30, 2021 and December 31, 2020, the applicable interest rate for the floor plan notes payable under the Pre-Amendment Floor Plan Facility was 2.14% and 2.20%, respectively. Effective October 1, 2021 under the Post-Amendment Floor Plan Facility, at the Company’s option, the floor plan notes payable, and borrowings for letters of credit, in each case, under the Post-Amendment Floor Plan Facility bear interest at a rate per annum equal to the floating Bloomberg Short-Term Bank Yield Index rate (“BSBY”) plus the applicable rate of 1.90% to 2.50% determined based on FR’s consolidated current ratio, or, the base rate plus the applicable rate of 0.40% to 1.00% determined based on FR’s consolidated current ratio. As of October 1, 2021, the applicable interest rate for the floor plan notes payable under the Post-Amendment Floor Plan Facility was 1.95%.

As of September 30, 2021 and December 31, 2020, the applicable interest rate for revolving line of credit borrowings under the Pre-Amendment Floor Plan Facility was 2.49% and 2.55%, respectively. Effective October 1, 2021 under the Post-Amendment Floor Plan Facility, revolving line of credit borrowings bear interest at a rate per annum equal to, at the Company’s option, either: (a) a floating BSBY rate, plus 2.25%, in the case of floating BSBY rate loans, or (b) a base rate determined by reference to the greatest of: (i) the federal funds rate plus 0.50%, (ii) the prime rate published by Bank of America, N.A. and (iii) the floating BSBY rate plus 1.75%, plus 0.75%, in the case of base rate loans. As of October 1, 2021, the applicable interest rate for revolving line of credit borrowings under the Post-Amendment Floor Plan Facility was 2.30%.

On May 12, 2020, FR entered into a Third Amendment to the Seventh Amended and Restated Credit Agreement that provided FR with a one-time option to request a temporary four-month reduction of the minimum consolidated current ratio at any time during 2020 and the first seven days of 2021. FR did not exercise that option. Effective May 12, 2020 through July 31, 2020, FR was not allowed to draw further Revolving Credit Loans (as defined in the Pre-Amendment Floor Plan Facility).

The Floor Plan Facility includes a flooring line aggregate interest reduction (“FLAIR”) offset account that allows the Company to transfer cash as an offset to the payables under the Floor Plan Facility. These transfers reduce the amount of liability outstanding under the floor plan borrowings that would otherwise accrue interest, while retaining the ability to transfer amounts from the FLAIR offset account into the Company’s operating cash accounts. As a result of using the FLAIR offset account, the Company experiences a reduction in floor plan interest expense in its consolidated statements of operations. As of September 30, 2021 and December 31, 2020, FR had $181.6 million and $133.6 million, respectively, in the FLAIR offset account. The Post-Amendment Floor Plan Facility raised the maximum FLAIR percentage of outstanding floor plan borrowings to 35% from 20% under the Pre-Amendment Floor Plan Facility.

Management has determined that the credit agreements governing the Floor Plan Facility include subjective acceleration clauses, which could impact debt classification. Management has determined that no events have occurred at September 30, 2021 that would trigger a subjective acceleration clause. Additionally, the credit agreements governing the Floor Plan Facility contain certain financial covenants. FR was in compliance with all debt covenants at September 30, 2021 and December 31, 2020.

The following table details the outstanding amounts and available borrowings under the Floor Plan Facility as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30,	December 31,
	2021	2020
Floor Plan Facility
Notes payable - floor plan:
Total commitment	$1,700,000	$1,379,750
Less: borrowings, net	(520,697)	(522,455)
Less: flooring line aggregate interest reduction account	(181,579)	(133,639)
Additional borrowing capacity	997,724	723,656
Less: accounts payable for sold inventory	(49,936)	(28,980)
Less: purchase commitments	(95,263)	(39,121)
Unencumbered borrowing capacity	$852,525	$655,555

Revolving line of credit:	$70,000	$48,000
Less: borrowings	(20,885)	(20,885)
Additional borrowing capacity	$49,115	$27,115

Letters of credit:
Total commitment	$30,000	$15,000
Less: outstanding letters of credit	(11,500)	(11,732)
Additional letters of credit capacity	$18,500	$3,268

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

During the three months ended September 30, 2021, the Company completed its analysis of its retail product offerings that are not RV related. The information available at the inception of the 2019 Strategic Shift relating to these product categories was incomplete based on the relative immaturity of the locations offering these products and was further delayed by the impact of COVID-19 on consumer buying behavior (see Note 1 — Summary of Significant Accounting Policies — COVID-19). During the three months ended September 30, 2021, the Company recorded $15.0 million of incremental reserve charges relating to product categories that are not RV-related.

As of September 30, 2021, the Company has effectively finalized its 2019 Strategic Shift as it relates to closing locations, one-time termination benefits, and incremental reserve charges. The remaining potential ongoing charges under the 2019 Strategic Shift relate to lease termination costs and other associated costs relating to the leases of previously closed locations under the 2019 Strategic Shift. The process of identifying subtenants and negotiating lease terminations has been delayed in part due to the ongoing COVID-19 pandemic and is expected to continue. The timing of these negotiations will vary as both subleases and terminations are contingent on landlord approvals.

The Company currently estimates the total restructuring costs associated with the 2019 Strategic Shift to be in the range of $116.6 million to $136.6 million. The breakdown of the estimated restructuring costs are as follows:

●	one-time employee termination benefits relating to retail store or distribution center closures/divestitures of $1.2 million, all of which was incurred through December 31, 2020;
●	lease termination costs of $18.0 million to $34.0 million, of which $13.5 million has been incurred through September 30, 2021;
●	incremental inventory reserve charges of $57.4 million, all of which was incurred through September 30, 2021; and
●	other associated costs of $40.0 million to $44.0 million, of which $29.6 million has been incurred through September 30, 2021.

Through September 30, 2021, the Company has incurred $29.6 million of such other associated costs primarily representing labor, lease, and other operating expenses incurred during the post-close wind-down period for the locations related to the 2019 Strategic Shift. The additional amount of $10.4 million to $14.4 million represents similar costs that may be incurred through the year ending December 31, 2022 for locations that continue in a wind-down period, primarily comprised of lease costs accounted for under ASC 842, Leases, prior to lease termination. The Company intends to negotiate terminations of these leases where prudent and pursue sublease arrangements for the remaining leases. Lease costs may continue to be incurred after December 31, 2022 on these leases if the Company is unable to terminate the leases under acceptable terms or offset the lease costs through sublease arrangements. The foregoing lease termination cost estimate represents the expected cash payments to terminate certain leases but does not include the gain or loss from derecognition of the related operating lease assets and liabilities, which is dependent on the particular leases that will be terminated.

The following table details the costs incurred during the three and nine months ended September 30, 2021 and 2020 associated with the 2019 Strategic Shift (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Restructuring costs:
One-time termination benefits(1)	$—	$—	$—	$231
Lease termination costs(2)	—	706	1,431	1,951
Incremental inventory reserve charges(3)	15,017	—	15,017	543
Other associated costs(4)	2,345	3,689	8,422	13,788
Total restructuring costs	$17,362	$4,395	$24,870	$16,513

(1)	These costs incurred in the first nine months of 2020 were primarily included in costs applicable to revenues – products, service and other in the condensed consolidated statements of operations.
(2)	These costs were included in lease termination charges in the condensed consolidated statements of operations. This reflects termination fees paid, net of any gain from derecognition of the related operating lease assets and liabilities.
(3)	These costs were included in costs applicable to revenue – products, service and other in the condensed consolidated statements of operations.
(4)	Other associated costs primarily represent labor, lease, and other operating expenses incurred during the post-close wind-down period for the locations related to the 2019 Strategic Shift. For the three and nine months ended September 30, 2021, costs of approximately $2.3 million and $8.4 million, respectively, were included in selling, general, and administrative expenses in the condensed consolidated statements of operations. For the three and nine months ended September 30, 2020, costs of approximately $0.0 million and $0.4 million, respectively, were included in costs applicable to revenue – products, service and other and $3.7 million and $13.4 million, respectively, were included in selling, general, and administrative expenses in the condensed consolidated statements of operations.

The following table details changes in the restructuring accrual associated with the 2019 Strategic Shift (in thousands):

	One-time	Lease	Other
	Termination	Termination	Associated
	Benefits	Costs (1)	Costs	Total
Balance at June 30, 2019	$—	$—	$—	$—
Charged to expense	1,008	1,350	4,321	6,679
Paid or otherwise settled	(286)	(1,350)	(4,036)	(5,672)
Balance at December 31, 2019	722	—	285	1,007
Charged to expense	231	10,532	16,835	27,598
Paid or otherwise settled	(953)	(10,532)	(16,346)	(27,831)
Balance at December 31, 2020	—	—	774	774
Charged to expense	—	1,650	8,422	10,072
Paid or otherwise settled	—	(1,650)	(8,341)	(9,991)
Balance at September 30, 2021	$—	$—	$855	$855

(1)	Lease termination costs exclude the $1.3 million, $6.1 million and $0.2 million of gains from the derecognition of the operating lease assets and liabilities relating to the terminated leases as part of the 2019 Strategic Shift for the six months ended December 31, 2019, for the year ended December 31, 2020 and for the nine months ended September 30, 2021, respectively.

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

During the three months ended September 30, 2020, the Company identified indicators of impairment at previously closed stores in certain markets. After performing the long-lived asset impairment test using updated assumptions for these locations, the Company determined that 7 locations within the RV and Outdoor Retail segment had long-lived assets that were impaired. The charges were calculated under the same methodology applied in the first quarter of 2020, and the Company recorded charges as follows: $3.2 million related to operating lease right-of-use assets and $1.2 million related to buildings, all of which was related to the 2019 Strategic Shift discussed above.

For the nine months ended September 30, 2020, the Company recorded the following long-lived asset impairment charges relating to leasehold improvements, furniture and equipment, and building, and operating lease right-of-use assets of $2.4 million, $2.6 million, and $1.2 million, and $4.7 million, respectively. Of the $10.9 million long-lived asset impairment charges during the nine months ended September 30, 2020, $10.8 million related to the 2019 Strategic Shift discussed above.

During the three and nine months ended September 30, 2021 the Company had indicators of impairment of long-lived assets for certain operating lease right-of-use assets relating to the 2019 Strategic Shift that had been partially impaired in a previous period. During the three and nine months ended September

30, 2021, the Company recorded an additional impairment charge of $0.3 million and $1.4 million, respectively, on these operating lease right-of-use assets.

5. Goodwill and Intangible Assets

Goodwill

The following is a summary of changes in the Company’s goodwill by segment for the nine months ended September 30, 2021 (in thousands):

	Good Sam
	Services and	RV and
	Plans	Outdoor Retail	Consolidated
Balance as of December 31, 2020 (excluding impairment charges)	$70,713	$584,247	$654,960
Accumulated impairment charges	(46,884)	(194,953)	(241,837)
Balance as of December 31, 2020	23,829	389,294	413,123
Acquisitions	—	70,430	70,430
Balance as of September 30, 2021	$23,829	$459,724	$483,553

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

During the three months ended March 31, 2020, the Company determined that a triggering event for an interim goodwill impairment test of its RV and Outdoor Retail reporting unit had occurred as a result of the decline in the market price of the Company’s Class A common stock and the potential impact of COVID-19 on the Company’s business. As a result of the interim goodwill impairment test, the Company determined that the fair value of the RV and Outdoor Retail reporting unit was substantially above its respective carrying amount, therefore, no goodwill impairment was recorded. For the nine months ended September 30, 2021, the Company determined that there were no triggering events for an interim goodwill impairment test of its reporting units.

Intangible Assets

Finite-lived intangible assets and related accumulated amortization consisted of the following at September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021
	Cost or	Accumulated
	Fair Value	Amortization	Net
Good Sam Services and Plans:
Membership and customer lists	$9,140	(8,721)	$419
Websites	2,500	(164)	2,336
RV and Outdoor Retail:
Customer lists and domain names	3,476	(2,206)	1,270
Supplier lists	1,696	(339)	1,357
Trademarks and trade names	29,564	(8,362)	21,202
Websites	6,220	(3,225)	2,995
	$52,596	$(23,017)	$29,579

	December 31, 2020
	Cost or	Accumulated
	Fair Value	Amortization	Net
Good Sam Services and Plans:
Membership and customer lists	$9,140	$(8,568)	$572
RV and Outdoor Retail:
Customer lists and domain names	3,476	(1,930)	1,546
Supplier lists	1,696	(85)	1,611
Trademarks and trade names	29,564	(6,681)	22,883
Websites	6,140	(2,630)	3,510
	$50,016	$(19,894)	$30,122

6. Long-Term Debt

Outstanding long-term debt consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Term Loan Facility (1)(2)	$1,074,429	$1,130,356
Real Estate Facilities (3)	13,154	4,493
Subtotal	1,087,583	1,134,849
Less: current portion	(12,183)	(12,174)
Total	$1,075,400	$1,122,675

(1)	Amounts as of September 30, 2021 relate to the New Term Loan Facility and amounts as of December 31, 2020 relate to the Previous Term Loan Facility, as defined below.
(2)	Net of $12.9 million and $3.2 million of original issue discount at September 30, 2021 and December 31, 2020, respectively, and $7.2 million and $7.9 million of finance costs at September 30, 2021 and December 31, 2020, respectively.
(3)	Net of $0.1 million of finance costs at September 30, 2021 and finance costs at December 31, 2020 were not significant.

Senior Secured Credit Facilities

As of September 30, 2021 and December 31, 2020, CWGS Group, LLC (the “Borrower”), a wholly-owned subsidiary of CWGS, LLC, was party to separate credit agreements (the “New Credit Agreement” as of September 30, 2021 and, as amended from time to time, the “Previous Credit Agreement” as of December 31, 2020) for senior secured credit facilities (the “New Senior Secured Credit Facilities” as of September 30, 2021, the “Previous Senior Secured Credit Facilities” as of December 31, 2020, and collectively the “Senior Secured Credit Facilities”). The New Senior Secured Credit Facilities consist of a $1.100 billion term loan facility (the “New Term Loan Facility”) and a $65.0 million revolving credit facility (the “New Revolving Credit Facility”). The Previous Senior Secured Credit Facilities consisted of a $1.195 billion term loan facility (the “Previous Term Loan Facility”) and a $35.0 million revolving credit facility (the “Previous Revolving Credit Facility”). On June 3, 2021, concurrently with the closing of the New Credit Agreement, the Company repaid and extinguished the Previous Senior Secured Credit Facilities with the proceeds from borrowing the full amount available under the New Term Loan Facility and paying an additional $61.4 million from cash on hand, resulting in an overall reduction of outstanding principal of $38.6 million. During the nine months ended September 30, 2021, loss and expense on debt restructure of $10.4 million was comprised of $0.4 million in extinguishment of the original issue discount, $1.0 million in extinguishment of capitalized finance costs related to the Previous Term Loan Facility, and $9.0 million in legal and other expenses related to the New Term Loan Facility.

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

As of September 30, 2021, the average interest rate on the New Term Loan Facility was 3.25%. The following table details the outstanding amounts and available borrowings under the Senior Secured Credit Facilities as of (in thousands):

	September 30,	December 31,
	2021(1)	2020(2)
Senior Secured Credit Facilities:
Term Loan Facility:
Principal amount of borrowings	$1,100,000	$1,195,000
Less: cumulative principal payments	(5,500)	(53,459)
Less: unamortized original issue discount	(12,906)	(3,241)
Less: finance costs	(7,165)	(7,944)
	1,074,429	1,130,356
Less: current portion	(11,000)	(11,891)
Long-term debt, net of current portion	$1,063,429	$1,118,465
Revolving Credit Facility:
Total commitment	$65,000	$35,000
Less: outstanding letters of credit	(4,930)	(5,930)
Additional borrowing capacity	$60,070	$29,070

(1)	Amounts relate to the New Senior Secured Credit Facilities.
(2)	Amounts relate to the Previous Senior Secured Credit Facilities.

The New Senior Secured Credit Facilities are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by each of the Company’s existing and future domestic restricted subsidiaries with the exception of FreedomRoads Intermediate Holdco, LLC, the direct parent of FR, and FR, and its subsidiaries. The New Credit Agreement contains certain restrictive covenants pertaining to, but not limited to, mergers, changes in the nature of the business, acquisitions, additional indebtedness, sales of assets, investments, and the prepayment of dividends subject to certain limitations and minimum operating covenants. Additionally, management has determined that the New Senior Secured Credit Facilities include subjective acceleration clauses, which could impact debt classification. Management has determined that no events have occurred at September 30, 2021 that would trigger a subjective acceleration clause.

The New Credit Agreement requires the Borrower and its subsidiaries to comply on a quarterly basis with a maximum total net leverage ratio (as defined in the New Credit Agreement), which covenant is in effect only if, as of the end of each calendar quarter, the aggregate amount of borrowings under the revolving credit facility (including swingline loans), letters of credit and unreimbursed letter of credit disbursements outstanding at such time is greater than 35% of the total commitment on the New Revolving Credit Facility (excluding (i) up to $15.0 million attributable to any outstanding undrawn letters of credit and (ii) any cash collateralized or backstopped letters of credit), as defined in the New Credit Agreement. As of September 30, 2021, the Company was not subject to this covenant as borrowings under the Revolving Credit Facility did not exceed the 35% threshold. The Company was in compliance with all applicable debt covenants at September 30, 2021 and December 31, 2020.

Real Estate Facilities

On November 8, 2018 and September 22, 2021, Camping World Property, Inc. (the ‘‘Real Estate Borrower’’), an indirect wholly-owned subsidiary of CWGS, LLC, and CIBC Bank USA (“Lender”), entered into loan and security agreements for real estate credit facilities (as amended from time to time, the “First Real Estate Facility” and the “Second Real Estate Facility”, respectively, and collectively the “Real Estate Facilities”) with aggregate maximum principal capacities of $21.5 million and $9.0 million for the First Real Estate Facility and Second Real Estate Facility, respectively.

Borrowings under the Real Estate Facilities are guaranteed by CWGS Group, LLC, a wholly-owned subsidiary of CWGS, LLC. The Real Estate Facilities may be used to finance the acquisition of real estate assets. The Real Estate Facilities are secured by first priority security interest on the real estate assets acquired with the proceeds of the Real Estate Facilities (“Real Estate Facility Properties”). The First Real Estate Facility and Second Real Estate Facility mature on October 31, 2023 and September 22, 2026, respectively.

As of September 30, 2021, the First Real Estate Facility and Second Real Estate Facility had outstanding principal balances of $4.3 million and $8.9 million, respectively, net of unamortized finance costs, and an interest rate of 2.88% for each of the Real Estate Facilities. As of September 30, 2021, the Company had no available capacity under the Real Estate Facilities, since repaid amounts cannot be reborrowed under the Real Estate Facilities.

Management has determined that the credit agreements governing the Real Estate Facilities include subjective acceleration clauses, which could impact debt classification. Management has determined that no events have occurred at September 30, 2021 that would trigger a subjective acceleration clause. Additionally, the Real Estate Facilities are subject to certain cross default provisions, a debt service coverage ratio, and other customary covenants. The Company was in compliance with all debt covenants at September 30, 2021 and December 31, 2020.

7. Lease Obligations

The following presents certain information related to the costs for leases (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating lease cost	$29,116	$30,117	$87,249	$91,134
Finance lease cost:
Amortization of finance lease assets	1,776	804	3,717	1,852
Interest on finance lease liabilities	575	422	1,638	829
Short-term lease cost	478	349	1,437	1,228
Variable lease cost	5,749	7,205	17,582	18,260
Sublease income	(467)	(476)	(1,401)	(1,343)
Net lease costs	$37,227	$38,421	$110,222	$111,960

As of September 30, 2021 and December 31, 2020, finance lease assets of $41.4 million and $29.8 million, respectively, were included in property and equipment, net in the accompanying condensed consolidated balance sheets.

The following presents supplemental cash flow information related to leases (in thousands):

	Nine Months Ended September 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$87,812	$91,459
Operating cash flows for finance leases	1,588	666
Financing cash flows for finance leases	2,188	2,030
Lease assets obtained in exchange for lease liabilities:
New, remeasured, and terminated operating leases	55,330	21,730
New finance leases	15,362	29,522

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

The following table presents the reported carrying value and fair value information for the Company’s debt instruments. The fair values shown below for the Term Loan Facility, as applicable, are based on quoted prices in the inactive market for identical assets (Level 2), and the fair values shown below for the Floor Plan Facility, the Revolving Line of Credit, and the Real Estate Facilities are estimated by discounting the future contractual cash flows at the current market interest rate that is available based on similar financial instruments.

	Fair Value	September 30, 2021		December 31, 2020
($ in thousands)	Measurement	Carrying Value	Fair Value	Carrying Value	Fair Value
Term Loan Facility	Level 2	$1,074,429	$1,090,341	$1,130,356	$1,132,979
Floor Plan Facility Revolving Line of Credit	Level 2	20,885	20,885	20,885	20,791
Real Estate Facilities	Level 2	13,154	13,201	4,493	4,600

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

On April 17, 2019, a shareholder derivative suit styled Lincolnshire Police Pension Fund v. Camping World Holdings, Inc., et al., was filed in the Court of Chancery of the State of Delaware, alleging breaches of fiduciary duty for alleged failure to implement effective disclosure controls and internal controls over financial reporting and to properly oversee certain acquisitions and for alleged insider trading and unjust enrichment for compensation received during that time (the “LPPF Complaint”). The LPPF Complaint names the Company as nominal defendant, and names certain of the Company’s officers and directors, among others, as defendants and seeks compensatory damages, extraordinary equitable and/or injunctive relief, restitution and disgorgement, attorneys’ fees and costs, and any other and further relief the court deems just and proper. On May 30, 2019, the Court granted the parties’ joint motion to consolidate the Hunnewell and LPPF Complaints (as well as any future filed actions relating to the subject matter) and stay the newly consolidated action pending the resolution of defendants’ motion to dismiss in the Ronge action. Following the Ronge court’s approval of settlement and entry of a final judgment and order dismissing the Ronge action with prejudice, on August 31, 2020, the parties filed a stipulation and proposed order designating the LPPF Complaint as the operative complaint in the consolidated action, and setting forth a schedule for defendants to respond to that Complaint, which the Court granted. On October 30, 2020, the Company, along with the other defendants, moved to dismiss this action. On December 30, 2020, the Court granted the parties’ stipulated schedule for Plaintiffs to file an amended complaint. On January 7, 2021, Plaintiffs filed an Amended Complaint, alleging substantially same claims and seeking the same relief. On March 8, 2021, the Company, along with the other defendants, moved to dismiss the Amended Complaint.  Plaintiffs filed their opposition to Defendants’ motion to dismiss on June 4, 2021. Defendants filed their reply in further support of their motion to dismiss on July 23, 2021. On October 5, 2021, the Court heard oral arguments from the parties on Defendants’ motion to dismiss.

On August 6, 2019, two shareholder derivative suits, styled Janssen v. Camping World Holdings, Inc., et al., and Sandler v. Camping World Holdings, Inc. et al., were filed in the U.S. District Court for the District of Delaware.  Both actions name the Company as a nominal defendant, and name certain of the Company’s officers and directors, Crestview Partners II GP, L.P. and Crestview Advisors, L.L.C. as defendants, and allege: (i) violations of Section 14(a) of the Securities Exchange Act for issuing proxy statements that allegedly omitted material information and allegedly included materially false and misleading financial statements; (ii) violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934, seeking contribution for causing the Company to issue allegedly false and misleading statements and/or allegedly omit material information in public statements and/or the Company’s filings concerning the Company’s financial performance, the effectiveness of internal controls to ensure accurate financial reporting, and the success and profitability of the integration and rollout of Gander Outdoors (now Gander RV) stores; (iii) breaches of fiduciary duty, unjust enrichment, abuse of control, and gross mismanagement for allegedly causing or allowing the Company to disseminate to Camping World shareholders materially misleading and inaccurate information through the Company’s SEC filings; and (iv) breach of fiduciary duties for alleged insider selling and misappropriation of information (together, the “Janssen and Sandler Complaints”). The Janssen and Sandler Complaints seek restitutionary and/or compensatory damages, injunctive relief, disgorgement of all profits, benefits, and other compensation obtained by certain of the Company’s officers and directors, attorneys’ fees and costs, and any other and further relief the court deems just and proper. On September 25, 2019, the Court granted the parties’ joint motion to consolidate the Janssen and Sandler Complaints and stay the action pending resolution of defendants’ motion to dismiss in the Ronge action. Following the Ronge court’s approval of settlement and entry of a final judgment and order dismissing the Ronge action with prejudice, the case remains stayed while the parties confer regarding the schedule for further proceedings in the action.

On June 22, 2021, FreedomRoads filed a one-count complaint captioned FreedomRoads Holding Company, LLC v. Steve Weissmann in the Circuit Court of Cook County, Illinois against Steve Weissmann (“Weissmann”) for breach of contractual obligation under note guarantee (the “Note”). On October 8, 2021, Weissmann brought a counterclaim against FreedomRoads and Third-Party Defendants Marcus Lemonis, NBCUniversal Media, LLC, the Consumer National Broadcasting Company, CWH, and Machete Productions (the “Weissmann Counterclaim”), in which he alleges claims in connection with the Note and his appearance on the reality television show The Profit. Weissmann alleges the following causes of action against FreedomRoads and all third-party defendants, including CWH: (i) fraud; (ii) fraud in the inducement; (iii) fraudulent concealment; (iv) breach of fiduciary duty; (v) defamation; (vi) defamation per se; (vii) false light; (viii) intentional infliction of emotional distress; (ix) negligence; (v) unjust enrichment; and (vi) RICO § 1962. Weissmann seeks costs and damages in an amount to be proven at trial but no less than the amount in the Note (approximately $2.5 million); in connection with his RICO claim, Weissmann asserts he is entitled to damages in the amount of three times the Note. On October 19, 2021, the Court held a status hearing and ordered that FreedomRoads is not required to respond to the counterclaims until further notice of the Court, and set a status hearing for November 17, 2021.

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

On January 18, 2021, the parties entered into a preliminary agreement to settle the Amended Woodings Class Action and the Woodings PAGA Complaint subject to the terms of a long-form settlement agreement to be executed by the parties and approval by the courts. On July 26, 2021, the parties executed the long-form settlement agreement and filed a motion seeking preliminary approval of the settlement from the court. On September 3, 2021, the court granted Plaintiff’s Motion for Preliminary Approval. Plaintiff is required to file the Motion for Final Approval and Motion for Attorneys’ Fees no later than November 15, 2021. The final approval hearing is scheduled for December 13, 2021. As of September 30, 2021, the Company had a reserve totaling

$4.0 million for estimated losses related to this matter, which is consistent with the preliminary settlement amount.

No assurance can be made that these or similar suits will not result in a material financial exposure in excess of insurance coverage, which could have a material adverse effect upon the Company’s financial condition and results of operations.

From time to time, the Company is involved in other litigation arising in the normal course of business operations.

Financial Assurances

In the normal course of business, the Company obtains standby letters of credit and surety bonds from financial institutions and other third parties. These instruments guarantee the Company’s own future performance and provide third parties with financial and performance assurance in the event that the Company does not perform. These instruments support a wide variety of the Company’s business activities. As of September 30, 2021 and December 31, 2020, outstanding standby letters of credit issued through our Floor Plan Facility were $11.5 million and $11.7 million, respectively, and outstanding standby letters of credit issued through the New Senior Secured Credit Facilities were $4.9 million and $5.9 million, respectively (see Note 3 — Inventories and Floor Plan Payables and Note 6 — Long-Term Debt). As of September 30, 2021 and December 31, 2020, outstanding surety bonds were $18.5 million and $16.1 million, respectively. The underlying liabilities insured by these instruments are reflected on the Company’s balance sheets, where applicable. Therefore, no additional liability is reflected for the letters of credit and surety bonds themselves.

10. Statement of Cash Flows

Supplemental disclosures of cash flow information for the following periods (in thousands) were as follows:

	Nine Months Ended
	September 30,	September 30,
	2021	2020
Cash paid during the period for:
Interest	$44,287	$58,632
Income taxes	88,339	25,244
Non-cash investing activities:
Leasehold improvements paid by lessor	91	74
Vehicles transferred to (from) property and equipment from (to) inventory	829	(70)
Capital expenditures in accounts payable and accrued liabilities	10,347	1,554
Non-cash financing activities:
Par value of Class A common stock issued in exchange for common units in CWGS, LLC	42	48
Par value of Class A common stock issued for vested restricted stock units	—	3
Cost of treasury stock issued for vested restricted stock units	22,917	—

11. Acquisitions

During the nine months ended September 30, 2020, the Company did not acquire any businesses. During the nine months ended September 30, 2021, subsidiaries of the Company acquired the assets of twelve RV dealerships that constituted businesses under accounting rules. The Company used cash to complete the acquisitions. The Company considers acquisitions of independent dealerships to be a fast and capital efficient alternative to opening new retail locations to expand its business and grow its customer base. The acquired businesses were recorded at their estimated fair values under the acquisition method of accounting. The balance of the purchase prices in excess of the fair values of net assets acquired were recorded as goodwill.

During the nine months ended September 30, 2021, the RV and Outdoor Retail segment acquired the assets of various RV dealerships comprised of twelve locations for an aggregate purchase price of approximately $99.7 million. Additionally, during the nine months ended September 30, 2021, the Company purchased real property of $61.1 million of which $31.4 million related to the sellers of the acquired businesses.

The estimated fair values of the assets acquired and liabilities assumed for the acquisitions of dealerships consist of the following:

	Nine Months Ended September 30,
($ in thousands)	2021	2020
Tangible assets (liabilities) acquired (assumed):
Accounts receivable, net	$615	$—
Inventories, net	27,386	(125)
Prepaid expenses and other assets	126	—
Property and equipment, net	1,348	—
Operating lease assets	1,222	—
Customer deposits	(1,437)	—
Accrued liabilities	1,281	—
Current portion of operating lease liabilities	(195)	—
Operating lease liabilities, net of current portion	(1,027)	—
Total tangible net assets acquired	29,319	(125)
Goodwill	70,430	125
Cash paid for acquisitions	99,749	—
Inventory purchases financed via floor plan	(19,537)	—
Cash payment net of floor plan financing	$80,212	$—

The fair values above for the nine months ended September 30, 2021 are preliminary as they are subject to measurement period adjustments for up to one year from the date of acquisition as new information is obtained about facts and circumstances that existed as of the acquisition date relating to the valuation of the acquired assets, primarily the acquired inventories. For the nine months ended September 30, 2020, the fair values above represent measurement period adjustments for valuation of acquired inventories relating to dealership acquisitions during the year ended December 31, 2019. The primary items that generated the goodwill are the value of the expected synergies between the acquired businesses and the Company and the acquired assembled workforce, neither of which qualify for recognition as a separately identified intangible asset. For the nine months ended September 30, 2021 and 2020, acquired goodwill of $70.4 million and $0.0 million, respectively, is expected to be deductible for tax purposes. Included in the nine months ended September 30, 2021 condensed consolidated financial results were $100.6 million of revenue, and $10.8 million of pre-tax income, respectively of the acquired dealerships from the applicable acquisition dates. Pro forma information on these acquisitions has not been included, because the Company has deemed them to not be individually or cumulatively material.

12. Income Taxes

CWH is organized as a Subchapter C corporation and, as of September 30, 2021, is a 51.3% owner of CWGS, LLC (see Note 14 — Stockholders’ Equity and Note 15 — Non-Controlling Interests). CWGS, LLC is organized as a limited liability company and treated as a partnership for U.S. federal and most applicable state and local income tax purposes and as such, is generally not subject to any U.S. federal entity-level income taxes with the exception of Americas Road and Travel Club, Inc., Camping World, Inc. (“CW”), and FreedomRoads RV, Inc. and their wholly-owned subsidiaries, which are Subchapter C corporations.

As further described in Note 1 — Summary of Significant Accounting Policies — COVID-19, in response to the COVID-19 pandemic, many governments have enacted or are contemplating measures to provide aid and economic stimulus. These measures may include deferring the due dates of income tax and payroll tax payments or other changes to their income and non-income-based tax laws. The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020 in the U.S., includes measures to assist companies, including temporary changes to income and non-income-based tax laws. For the nine months ended September 30, 2021, there were no material tax impacts to the Company’s condensed consolidated financial statements as it relates to COVID-19 measures other than the deferral of non-income-based payroll taxes under the CARES Act of $29.2 million as of September 30, 2021, of which $14.6 million were included in other long-term liabilities in the condensed consolidated balance sheets. The Company will continue to monitor additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service and others. Furthermore, on March 11, 2021 the American Rescue Plan Act, a $1.9 trillion tax-and-spending package aimed at addressing the continuing economic and health impacts of the coronavirus pandemic, was enacted.  The American Rescue Plan Act provisions do not have a material impact on the Company’s income tax expense and effective tax rate.

For the nine months ended September 30, 2021, the Company's effective income tax rate was 12.5%, which differed from the federal statutory rate of 21.0% primarily due to a portion of the Company’s earnings being attributable to non-controlling interests in limited liability companies, which are not subject to corporate level taxes, income tax benefits of $14.5 million recorded in the nine months ended September 30, 2021 related to the release of the valuation allowance on deferred tax assets at CW that can now be included in state combined unitary income tax returns and $4.1 million for the revaluation of deferred tax assets as a result of increased state tax rates. For the nine months ended September 30, 2020, the Company’s effective income tax rate was 13.4% due to a portion of the Company’s earnings being attributable to non-controlling interests in limited liability companies, which are not subject to corporate level taxes and due to CW losses for which an income tax benefit could not be recognized as a result of the full valuation allowance on its deferred tax assets during that period.

The Company evaluates its deferred tax assets on a quarterly basis to determine if they can be realized and establishes valuation allowances when it is more likely than not that all or a portion of the deferred tax assets may not be realized. At September 30, 2021 and December 31, 2020, the Company determined that all of its deferred tax assets (except those of CW and the Outside Basis Deferred Tax Asset discussed below) are more likely than not to be realized. The Company maintains a valuation allowance against the deferred tax assets of CW, excluding certain state deferred tax assets included in the state combined unitary income tax returns, since it was determined that it is more likely than not, based on available objective evidence, that CW would have insufficient taxable income in the current or carryforward periods under the tax laws to realize the future tax benefits for this portion of its deferred tax assets. The Company maintains a valuation allowance against the Outside Basis Deferred Tax Asset pertaining to the portion that is not amortizable for tax purposes, since the Company would likely only realize the non-amortizable portion of the Outside Basis Deferred Tax Asset if the investment in CWGS, LLC was divested.

The Company is party to the Tax Receivable Agreement that provides for the payment by the Company to the Continuing Equity Owners and Crestview Partners II GP, L.P. of 85% of the amount of tax benefits, if any, the Company actually realizes, or in some circumstances is deemed to realize, as a result of (i) increases in the tax basis from the purchase of common units from Crestview Partners II GP, L.P. in exchange for Class A common stock in connection with the consummation of the IPO and the related transactions and any future redemptions that are funded by the Company and any future redemptions or exchanges of common units by Continuing Equity Owners as described above and (ii) certain other tax benefits attributable to payments made under the Tax Receivable Agreement. During the nine months ended September 30, 2021 and 2020, 4,181,552 and 110,000 common units in CWGS, LLC, respectively, were exchanged for Class A common stock subject to the provisions of the Tax Receivable Agreement. The Company recognized a liability for the Tax Receivable Agreement payments due to those parties that redeemed common units, representing 85% of the aggregate tax benefits the Company expects to realize from the tax basis increases related to the exchange, after concluding it was probable that the Tax Receivable Agreement payments would be paid based on estimates of future taxable income. As of September 30, 2021 and December 31, 2020, the amount of Tax Receivable Agreement payments due under the Tax Receivable Agreement was $179.9 million and $145.9 million, respectively, of which $12.3 million and $8.1 million at September 30, 2021 and December 31, 2020, respectively, was included in the current portion of the Tax Receivable Agreement liability in the condensed consolidated balance sheets.

The Tax Receivable Agreement liability and the related Deferred Tax Assets for the Tax Receivable Agreement liability and the investment in CWGS, LLC increased $38.5 million and $45.3 million, respectively, as a result of Continuing Equity Owner’s, primarily Crestview Partners II GP, L.P., combined redemption of 4.0 million common units in CWGS, LLC for 4.0 million shares of the Company’s Class A common stock during the nine months ended September 30, 2021 and were recorded to additional paid-in capital (see the condensed consolidated statements of stockholders’ equity (deficit)). Payments pursuant to the Tax Receivable Agreement relating to these redemptions would begin during the year ended December 31, 2022.

13. Related Party Transactions

Transactions with Directors, Equity Holders and Executive Officers

FreedomRoads leases various retail locations from managers and officers. During the three months ended September 30, 2021 and 2020, the related party lease expense for these locations were $0.6 million and $0.5 million, respectively. During the nine months ended September 30, 2021 and 2020, the related party lease expense for these locations were $1.6 million and $1.5 million, respectively.

In January 2012, FreedomRoads entered into a lease for the offices in Lincolnshire, Illinois, which was amended in March 2013 and November 2019 (the “Lincolnshire Lease”). For the three months ended September 30, 2021 and 2020, rental payments for the Lincolnshire Lease, including common area maintenance charges, were each $0.2 million. For the nine months ended September 30, 2021 and 2020, rental payments for the Lincolnshire Lease, including common area maintenance charges, were $0.6 million and $0.7 million, respectively. The Company’s Chairman and Chief Executive Officer has personally guaranteed the Lincolnshire Lease.

Other Transactions

The Company does business with certain companies in which Mr. Lemonis has a direct or indirect material interest. The Company purchased fixtures for interior store sets at the Company’s retail locations from Precise Graphix. Mr. Lemonis has had a 67% economic interest in Precise Graphix, which is currently in dispute. The Company is not a party to the dispute. The Company paid Precise Graphix $0 for each of the three months ended September 30, 2021 and September 30, 2020. The Company received refunds from Precise Graphix totaling $0.2 million for the nine months ended September 30, 2021 and paid $0.3 million for the nine months ended September 30, 2020.

The Company paid Kaplan, Strangis and Kaplan, P.A., of which Andris A. Baltins is a member, and a member of the Company’s board of directors, $0.2 million and $0.1 million during the nine months ended September 30, 2021 and 2020, respectively, for legal services.

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

During the nine months ended September 30, 2021, the Company repurchased 2,209,465 shares of Class A common stock under this program for approximately $86.8 million, including commissions paid, at a weighted average price per share of $39.30, which is recorded as treasury stock on the condensed consolidated balance sheets. Class A common stock held as treasury stock is not considered outstanding. During the nine months ended September 30, 2021, the Company reissued 645,349 shares of Class A common stock from treasury stock to settle the exercises of stock options and vesting of restricted stock units. As of September 30, 2021, the remaining approved amount for repurchases of Class A common stock under the share repurchase program was approximately $116.7 million.

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

The following table summarizes the CWGS, LLC common unit ownership by CWH and the Continuing Equity Owners:

	As of September 30, 2021		As of December 31, 2020
	Common Units	Ownership %	Common Units	Ownership %
CWH	44,843,825	51.3%	42,226,389	47.4%
Continuing Equity Owners	42,635,235	48.7%	46,816,787	52.6%
Total	87,479,060	100.0%	89,043,176	100.0%

During the nine months ended September 30, 2021, Crestview redeemed 4.0 million common units of CWGS, LLC in exchange for 4.0 million shares of the Company’s Class A common stock, which also resulted in the cancellation of 4.0 million shares of the Company’s Class B common stock that was previously held by Crestview with no additional consideration provided.

The following table summarizes the effects of changes in ownership in CWGS, LLC on the Company’s equity:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2021	2020	2021	2020
Net income attributable to Camping World Holdings, Inc.	$79,703	$58,050	$251,213	$107,967
Transfers to non-controlling interests:
Decrease in additional paid-in capital as a result of the purchase of common units from CWGS, LLC with proceeds from the exercise of stock options	(592)	(1,767)	(1,861)	(1,872)
(Decrease) increase in additional paid-in capital as a result of the vesting of restricted stock units	(16,376)	481	(19,241)	553
Decrease in additional paid-in capital as a result of repurchases of Class A common stock for withholding taxes on vested RSUs	(411)	(958)	(467)	(1,517)
Increase in additional paid-in capital as a result of repurchases of Class A common stock for treasury stock	19,623	—	41,750	—
Increase in additional paid-in capital as a result of the redemption of common units of CWGS, LLC	—	21,801	34,711	21,863
Change from net income attributable to Camping World Holdings, Inc. and transfers to non-controlling interests	$81,947	$77,607	$306,105	$126,994

16. Equity-based Compensation Plans

The following table summarizes the equity-based compensation that has been included in the following line items within the consolidated statements of operations during:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
($ in thousands)	2021	2020	2021	2020
Equity-based compensation expense:
Costs applicable to revenue	$252	$292	$575	$639
Selling, general, and administrative	6,661	5,909	18,494	13,056
Total equity-based compensation expense	$6,913	$6,201	$19,069	$13,695

The following table summarizes stock option activity for the nine months ended September 30, 2021:

Stock Options
(in thousands)
Outstanding at December 31, 2020	470
Exercised	(173)
Forfeited	(7)
Outstanding at September 30, 2021	290
Options exercisable at September 30, 2021	290

The following table summarizes restricted stock unit activity for the nine months ended September 30, 2021:

Restricted
Stock Units
(in thousands)
Outstanding at December 31, 2020	3,392
Granted	386
Vested	(658)
Forfeited	(165)
Outstanding at September 30, 2021	2,955

During the nine months ended September 30, 2021, the Company granted 386,471 RSUs to employees and non-employee directors with an aggregate grant date fair value of $13.9 million and weighted-average grant date fair value of $35.95 per RSU,which will be recognized, net of forfeitures, over a vesting period of four to five years for employees and a vesting period of one year for non-employee directors.

On October 25, 2021, the Company granted 100,000 RSUs to employees with an aggregate grant date fair value of $3.2 million and a grant date fair value of $31.65 per RSU, which will be recognized, net of forfeitures, over a vesting period of five years.

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

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands except per share amounts)	2021	2020	2021	2020
Numerator:
Net income	$189,308	$154,784	$582,809	$303,877
Less: net income attributable to non-controlling interests	(109,605)	(96,734)	(331,596)	(195,910)
Net income attributable to Camping World Holdings, Inc. — basic	$79,703	$58,050	251,213	107,967
Add: reallocation of net income attributable to non-controlling interests from the assumed dilutive effect of stock options and RSUs	1,226	794	3,793	—
Add: reallocation of net income attributable to non-controlling interests from the assumed exchange of common units of CWGS, LLC for Class A common stock	—	—	—	140,811
Net income attributable to Camping World Holdings, Inc. — diluted	$80,929	$58,844	$255,006	$248,778
Denominator:
Weighted-average shares of Class A common stock outstanding — basic	45,628	39,880	45,072	38,356
Dilutive options to purchase Class A common stock	138	191	157	64
Dilutive restricted stock units	1,256	801	1,204	508
Dilutive common units of CWGS, LLC that are convertible into Class A common stock	—	—	—	50,954
Weighted-average shares of Class A common stock outstanding — diluted	47,022	40,872	46,433	89,882

Earnings per share of Class A common stock — basic	$1.75	$1.46	$5.57	$2.81
Earnings per share of Class A common stock — diluted	$1.72	$1.44	$5.49	$2.77

Weighted-average anti-dilutive securities excluded from the computation of diluted earnings per share of Class A common stock:
Stock options to purchase Class A common stock	—	—	—	483
Restricted stock units	10	1,761	9	1,028
Common units of CWGS, LLC that are convertible into Class A common stock	42,635	49,609	43,731	—

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

Reportable segment revenue; segment income; floor plan interest expense; depreciation and amortization; other interest expense, net; and total assets are as follows:

	Three Months Ended September 30, 2021				Three Months Ended September 30, 2020
	Good Sam	RV and			Good Sam	RV and
	Services	Outdoor	Intersegment		Services	Outdoor	Intersegment
($ in thousands)	and Plans	Retail	Eliminations	Total	and Plans	Retail	Eliminations	Total
Revenue:
Good Sam services and plans	$46,632	$—	$(51)	$46,581	$46,013	$—	$(72)	$45,941
New vehicles	—	865,886	(1,583)	864,303	—	909,401	(1,813)	907,588
Used vehicles	—	520,565	(1,015)	519,550	—	299,360	(709)	298,651
Products, service and other	—	306,241	(359)	305,882	—	277,022	(400)	276,622
Finance and insurance, net	—	171,861	(4,082)	167,779	—	142,091	(3,312)	138,779
Good Sam Club	—	12,479	—	12,479	—	11,172	—	11,172
Total consolidated revenue	$46,632	$1,877,032	$(7,090)	$1,916,574	$46,013	$1,639,046	$(6,306)	$1,678,753

	Nine Months Ended September 30, 2021				Nine Months Ended September 30, 2020
	Good Sam	RV and			Good Sam	RV and
	Services	Outdoor	Intersegment		Services	Outdoor	Intersegment
($ in thousands)	and Plans	Retail	Eliminations	Total	and Plans	Retail	Eliminations	Total
Revenue:
Good Sam services and plans	$134,499	$—	$(145)	$134,354	$139,397	$—	$(1,729)	$137,668
New vehicles	—	2,750,643	(5,586)	2,745,057	—	2,308,042	(4,962)	2,303,080
Used vehicles	—	1,276,811	(2,867)	1,273,944	—	782,292	(2,066)	780,226
Products, service and other	—	863,958	(1,252)	862,706	—	681,546	(1,129)	680,417
Finance and insurance, net	—	495,786	(12,068)	483,718	—	386,733	(8,180)	378,553
Good Sam Club	—	36,383	—	36,383	—	32,827	—	32,827
Total consolidated revenue	$134,499	$5,423,581	$(21,918)	$5,536,162	$139,397	$4,191,440	$(18,066)	$4,312,771

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
($ in thousands)	2021	2020	2021	2020
Segment income:(1)
Good Sam Services and Plans	$18,030	$22,390	$62,415	$68,321
RV and Outdoor Retail	247,762	182,275	709,411	370,786
Total segment income	265,792	204,665	771,826	439,107
Corporate & other	(2,667)	(2,283)	(7,157)	(7,177)
Depreciation and amortization	(23,552)	(12,304)	(49,297)	(38,949)
Other interest expense, net	(11,250)	(12,896)	(35,262)	(42,101)
Tax Receivable Agreement liability adjustment	—	—	(3,520)	—
Loss and expense on debt restructure	(24)	—	(10,445)	—
Other expense, net	(122)	—	(77)	—
Income before income taxes	$228,177	$177,182	$666,068	$350,880
(1)	Segment income is defined as income from operations before depreciation and amortization plus floor plan interest expense.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
($ in thousands)	2021	2020	2021	2020
Depreciation and amortization:
Good Sam Services and Plans	$723	$868	$2,292	2,392
RV and Outdoor Retail	22,829	11,436	47,005	36,557
Total depreciation and amortization	$23,552	$12,304	$49,297	$38,949

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
($ in thousands)	2021	2020	2021	2020
Other interest expense, net:
Good Sam Services and Plans	$(1)	$2	$(1)	$2
RV and Outdoor Retail	1,934	2,145	5,643	6,119
Subtotal	1,933	2,147	5,642	6,121
Corporate & other	9,317	10,749	29,620	35,980
Total other interest expense, net	$11,250	$12,896	$35,262	$42,101

	September 30,	December 31,
($ in thousands)	2021	2020
Assets:
Good Sam Services and Plans	$96,951	$140,825
RV and Outdoor Retail	3,394,453	2,881,637
Subtotal	3,491,404	3,022,462
Corporate & other	295,187	233,969
Total assets	$3,786,591	$3,256,431

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

For purposes of this Form 10-Q, we define an "Active Customer" as a customer who has transacted with us in any of the eight most recently completed fiscal quarters prior to the date of measurement. Unless otherwise indicated, the date of measurement is September 30, 2021, our most recently completed fiscal quarter.

Overview

Camping World Holdings, Inc. (together with its subsidiaries) is America’s largest retailer of recreational RVs and related products and services. Our vision is to build a long-term legacy business that makes RVing fun and easy, and our Camping World and Good Sam brands have been serving RV consumers since 1966. We strive to build long-term value for our customers, employees, and shareholders by combining a unique and comprehensive assortment of RV products and services with a national network of RV dealerships, service centers and customer support centers along with the industry’s most extensive online presence and a highly-trained and knowledgeable team of associates serving our customers, the RV lifestyle, and the communities in which we operate. We also believe that our Good Sam organization and family of programs and services uniquely enables us to connect with our customers as stewards of the RV lifestyle. On September 30, 2021, we operated a total of 187 retail locations, with 186 of these selling and/or servicing RVs. See Note 1 – Summary of Significant Accounting Policies to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

With the COVID-19 crisis (see “COVID-19” below) causing many state and local governments to issue “stay-at-home” and “shelter-in-place” restrictions in mid-to-late March 2020, sales and traffic levels across the RV industry declined significantly in March 2020. In response to the COVID-19 pandemic, many RV manufacturers, including Thor Industries, Forest River, Inc., and Winnebago Industries, temporarily suspended production from late March to mid-May 2020. This led to a 44.6% decrease in wholesale shipments of new RVs for the three month period of March, April, and May 2020, according to the RV Industry Association’s survey of manufacturers. The Company had taken steps to add new private label lines, expand its relationships with smaller RV manufacturers, and acquire used inventory to help manage risks in its supply chain. In conjunction with the stay-at-home and shelter-in-place restrictions enacted in many areas, the Company saw significant sequential declines in its overall customer traffic levels and its overall revenues from the mid-March to mid-to-late April 2020 timeframe. In the latter part of April 2020, the Company began to see significant improvements in its online web traffic levels and number of electronic leads, and in early May 2020, the Company began to see improvements in its overall revenue levels. As the stay-at-home restrictions began to ease across certain areas of the country, the Company experienced significant acceleration in its in-store and online traffic, lead generation, and revenue trends in May 2020 continuing into the quarter ended June 30, 2021. Year to date wholesale shipments of new RVs through September 30, 2021 were up 50.8% compared to the comparable prior year period.

On September 14, 2021, we announced a number of initiatives heading into 2022, including an online RV sales process, service bay expansion, and the addition of design centers to our existing store footprint. We have also announced a number of land acquisitions in anticipation of constructing new stores. See “Liquidity and Capital Resources” in Part I, Item 2 of this Form 10-Q for a discussion of the expected cash requirements in 2021 and 2022 for new dealership locations. We expect the cash requirements of the other announced initiatives to be between $25.0 million and $35.0 million.

Good Sam Rentals, which is a peer-to-peer RV rental marketplace that can be accessed at RVRentals.com, was launched during the quarter and the financial results and cash needs to date were immaterial. Our previously announced mobile RV technician marketplace is expected to launch in early 2022, with nominal further investment.

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

In conjunction with the stay-at-home and shelter-in-place restrictions enacted in many areas, we saw significant sequential declines in overall customer traffic levels and overall revenues from the mid-March to mid-to-late April 2020 timeframe. In the latter part of April 2020, we began to see a significant improvement in online web traffic levels, and in early May 2020, we began to see improvements in overall revenue levels. As the stay-at-home restrictions began to ease across certain areas of the country, we experienced significant acceleration in our in-store traffic and revenue trends in May of 2020 continuing into the quarter ended June 30, 2021. Demand and interest in new and used vehicles continued to outpace vehicle supply during the quarter ended September 30, 2021. In September 2021, we were able to procure more new vehicles than were sold during the month which improved inventory levels at September 30, 2021.

We have been implementing marketing and operational plans to optimize our leadership position through the pandemic, regardless of the ultimate timing and slope of the recovery curve. We have adapted our sales practices to accommodate customers’ safety concerns in this COVID-19 environment, such as offering virtual tours of RVs and providing home delivery options. Historically, most of our consumer shows and events took place during the first quarter. As a consequence of COVID-19, we held no in-person consumer shows during the first nine months of 2021, held fewer in-person consumer shows and events during 2020 than in 2019 and we have held several of our virtual Ultimate RV Show events in 2020 and 2021.

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

The RV industry posted record shipments in both the third and fourth quarters of 2020, according to the RV Industry Association. Wholesale shipments of RVs for the second half of 2020 increased 34.2% over the comparable period in 2019. For the year ended December 31, 2020 total RV shipments increased 6.0% versus the comparable period in 2019, with the travel trailer group showing the largest increase. Wholesale shipments for the third quarter of 2021 were 152,370 units, a new record for RV shipments for any quarter. Shipments for the nine months ended September 30, 2021 increased 50.8% over the nine months ended September 30, 2020.

Thor Industries, our largest supplier of RVs, disclosed in their Form 10-K for the year ended July 31, 2021 filed with the Securities and Exchange Commission on September 28, 2021 that their North American RV order backlog had increased substantially, and also disclosed that they had experienced supply constraints and shortages of various RV component parts as a result of the current market conditions and the COVID-19 pandemic, which they attempt to minimize, when possible, by identifying alternate suppliers. These potential supply constraints are not unique to Thor Industries as suppliers in the RV industry attempt to meet the high demand for RV products, as described above, in the midst of the COVID-19 pandemic, which has created a shortage of RV new unit inventory. In light of this shortage, as discussed above, we have taken steps to add new private label lines, expand our relationships with smaller RV manufacturers, and increased our focus on acquiring used inventory to help manage risks in our supply chain.

Strategic Shift

In 2019, we made a strategic decision to refocus our business around our core RV competencies. During the three months ended September 30, 2021, we completed our analysis of our retail product offerings that are not RV related as part of the 2019 Strategic Shift. The information available at the inception of the 2019 Strategic Shift relating to these product categories was incomplete based on the relative immaturity of the locations offering these products and was further delayed by the impact of COVID-19 on consumer buying behavior (see COVID-19 in Part I, Item 2 of this Form 10-Q). During the three months ended September 30, 2021, we recorded $15.0 million of incremental reserve charges relating to product categories that are not RV related. The Company does not expect to close additional locations or incur further one-time termination benefits or incremental reserve charges in connection with the 2019 Strategic Shift. The remaining potential ongoing charges under the 2019 Strategic Shift relate to lease termination costs and other associated costs relating to the leases of previously closed locations under the 2019 Strategic Shift. The process of identifying subtenants and negotiating lease terminations has been delayed in part due to the ongoing COVID-19 pandemic and is expected to continue. The timing of these negotiations will vary as both subleases and terminations are contingent on landlord approvals. See Note 4 — Restructuring and Long-lived Asset Impairment to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

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

More specifically, as discussed in Note 12 — Income Taxes to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q, CWH is organized as a Subchapter C corporation and, as of September 30, 2021, is a 51.3% owner of CWGS, LLC (see Note 14 — Stockholders’ Equity and Note 15 — Non-Controlling Interests to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q). CWGS, LLC is organized as a limited liability company and treated as a partnership for U.S. federal and most applicable state and local income tax purposes and, as such is generally not subject to any U.S. federal entity-level income taxes (“Pass-Through”), with the exception of Americas Road and Travel Club, Inc., Camping World, Inc. (“CW”), and FreedomRoads RV, Inc. and their wholly-owned subsidiaries, which are Subchapter C corporations (“C-Corp”) embedded within the CWGS, LLC structure.

CWH receives an allocation of its share of the net income (loss) of CWGS, LLC based on CWH’s weighted-average ownership of CWGS, LLC for the period. CWH recognizes income tax expense on its pre-tax income including its portion of this income allocation from CWGS, LLC primarily relating to Pass-Through entities. The income tax relating to the net income (loss) of CWGS, LLC allocated to CWH that relates to separately taxed C-Corp entities is recorded at CWGS, LLC. No income tax expense is recognized by the Company for the portion of net income (loss) of CWGS, LLC allocated to non-controlling interest other than income tax expense recorded by CWGS, LLC. Rather, tax distributions are paid to the non-controlling interest holders which are recorded as distributions to holders of LLC common units in the condensed consolidated statements of cash flows. CWH is subject to U.S. federal, state and local income taxes with respect to its allocable share of any taxable income of CWGS, LLC and is taxed at the prevailing corporate tax rates. For the nine months ended September 30, 2021 and 2020, the Company used effective income tax rate assumptions of 25.5% and 25.0%, respectively, for income adjustments applicable to CWH when calculating the adjusted net income (loss) attributable to Camping World Holdings, Inc. ─ basic and diluted (see “Non-GAAP Financial Measures” in Part I, Item 2 of this Form 10-Q). CWGS, LLC may be liable for various other state and local taxes.

The following table presents the allocation of CWGS, LLC’s net income (loss) to CWH between C-Corp and Pass-Through, the allocation of CWGS, LLC’s net income (loss) to non-controlling interests, income tax expense recognized by CWH, and other items:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2021	2020	2021	2020
C-Corp portion of CWGS, LLC net income (loss) allocated to CWH	$(11,625)	$(394)	$(7,219)	$(17,827)
Pass-Through portion of CWGS, LLC net income allocated to CWH	128,922	78,158	352,165	167,914
CWGS, LLC net income allocated to CWH	117,297	77,764	344,946	150,087
CWGS, LLC net income allocated to noncontrolling interests	109,605	96,734	331,596	195,910
CWGS, LLC net income	226,902	174,498	676,542	345,997
Tax Receivable Agreement liability adjustment	—	—	(3,520)	—
Income tax expense recorded by CWH	(37,608)	(19,733)	(90,296)	(42,204)
Other incremental CWH net income	14	19	83	84
Net income	$189,308	$154,784	$582,809	$303,877

The following table presents further information on income tax expense:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2021	2020	2021	2020
Income tax expense recorded by CWH	$(37,608)	$(19,733)	$(90,296)	$(42,204)
Income tax expense recorded by CWGS, LLC	(1,261)	(2,665)	7,037	(4,799)
Income tax expense	$(38,869)	$(22,398)	$(83,259)	$(47,003)

Results of Operations

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

The following table sets forth information comparing the components of net income for the three months ended September 30, 2021 and 2020:

	Three Months Ended
	September 30, 2021		September 30, 2020
		Percent of		Percent of	Favorable/ (Unfavorable)
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%

Revenue:
Good Sam Services and Plans	$46,581	2.4%	$45,941	2.7%	$640	1.4%
RV and Outdoor Retail:
New vehicles	864,303	45.1%	907,588	54.1%	(43,285)	(4.8)%
Used vehicles	519,550	27.1%	298,651	17.8%	220,899	74.0%
Products, service and other	305,882	16.0%	276,622	16.5%	29,260	10.6%
Finance and insurance, net	167,779	8.8%	138,779	8.3%	29,000	20.9%
Good Sam Club	12,479	0.7%	11,172	0.7%	1,307	11.7%
Subtotal	1,869,993	97.6%	1,632,812	97.3%	237,181	14.5%
Total revenue	1,916,574	100.0%	1,678,753	100.0%	237,821	14.2%

Gross profit (exclusive of depreciation and amortization shown separately below):
Good Sam Services and Plans	24,944	1.3%	27,341	1.6%	(2,397)	(8.8)%
RV and Outdoor Retail:
New vehicles	251,885	13.1%	177,413	10.6%	74,472	42.0%
Used vehicles	142,698	7.4%	75,618	4.5%	67,080	88.7%
Products, service and other	93,438	4.9%	104,956	6.3%	(11,518)	(11.0)%
Finance and insurance, net	167,779	8.8%	138,779	8.3%	29,000	20.9%
Good Sam Club	10,632	0.6%	9,042	0.5%	1,590	17.6%
Subtotal	666,432	34.8%	505,808	30.1%	160,624	31.8%
Total gross profit	691,376	36.1%	533,149	31.8%	158,227	29.7%

Operating expenses:
Selling, general and administrative expenses	424,385	22.1%	322,990	19.2%	(101,395)	(31.4)%
Debt restructure expense	24	0.0%	—	—	(24)	n/m
Depreciation and amortization	23,552	1.2%	12,304	0.7%	(11,248)	(91.4)%
Long-lived asset impairment	316	0.0%	4,378	0.3%	4,062	92.8%
Lease termination	329	0.0%	505	0.0%	176	34.9%
(Gain) loss on sale or disposal of assets	96	0.0%	(121)	(0.0)%	(217)	n/m
Total operating expenses	448,702	23.4%	340,056	20.3%	(108,646)	(31.9)%
Income from operations	242,674	12.7%	193,093	11.5%	49,581	25.7%
Other expense:
Floor plan interest expense	(3,125)	(0.2)%	(3,015)	(0.2)%	(110)	(3.6)%
Other interest expense, net	(11,250)	(0.6)%	(12,896)	(0.8)%	1,646	12.8%
Other expense, net	(122)	(0.0)%	—	—	(122)	n/m
Total other expense	(14,497)	(0.8)%	(15,911)	(0.9)%	1,414	8.9%
Income before income taxes	228,177	11.9%	177,182	10.6%	50,995	28.8%
Income tax expense	(38,869)	(2.0)%	(22,398)	(1.3)%	(16,471)	(73.5)%
Net income	189,308	9.9%	154,784	9.2%	34,524	22.3%
Less: net income attributable to non-controlling interests	(109,605)	(5.7)%	(96,734)	(5.8)%	(12,871)	(13.3)%
Net income attributable to Camping World Holdings, Inc.	$79,703	4.2%	$58,050	3.5%	$21,653	37.3%

n/m – not meaningful

Supplemental Data

	Three Months Ended September 30,		Increase		Percent
	2021	2020	(decrease)		Change
Unit sales
New vehicles	18,748	23,177	(4,429)		(19.1)%
Used vehicles	13,631	10,530	3,101		29.4%
Total	32,379	33,707	(1,328)		(3.9)%

Average selling price
New vehicles	$46,101	$39,159	$6,942		17.7%
Used vehicles	$38,115	$28,362	$9,753		34.4%

Same store unit sales(1)
New vehicles	16,302	22,842	(6,540)		(28.6)%
Used vehicles	12,150	10,380	1,770		17.1%
Total	28,452	33,222	(4,770)		(14.4)%

Same store revenue(1) ($ in 000's)
New vehicles	$758,401	$894,982	$(136,581)		(15.3)%
Used vehicles	468,354	294,142	174,212		59.2%
Products, service and other	198,476	207,060	(8,584)		(4.1)%
Finance and insurance, net	148,420	137,087	11,333		8.3%
Total	$1,573,651	$1,533,271	$40,380		2.6%

Average gross profit per unit
New vehicles	$13,435	$7,655	$5,781		75.5%
Used vehicles	$10,469	$7,181	$3,287		45.8%
Finance and insurance, net per vehicle unit	$5,182	$4,117	$1,065		25.9%
Total vehicle front-end yield(2)	$17,368	$11,624	$5,744		49.4%

Gross margin
Good Sam Services and Plans	53.5%	59.5%	(596)	bps
New vehicles	29.1%	19.5%	960	bps
Used vehicles	27.5%	25.3%	215	bps
Products, service and other	30.5%	37.9%	(739)	bps
Finance and insurance, net	100.0%	100.0%	unch.	bps
Good Sam Club	85.2%	80.9%	426	bps
Subtotal RV and Outdoor Retail	35.6%	31.0%	466	bps
Total gross margin	36.1%	31.8%	431	bps

Inventories ($ in 000's)
New vehicles	$723,593	$557,070	$166,523		29.9%
Used vehicles	391,466	124,167	267,299		215.3%
Products, parts, accessories and misc.	246,063	246,485	(422)		(0.2)%
Total RV and Outdoor Retail inventories	$1,361,122	$927,722	$433,400		46.7%

Vehicle inventory per location ($ in 000's)
New vehicle inventory per dealer location	$4,111	$3,665	$446		12.2%
Used vehicle inventory per dealer location	$2,224	817	$1,407		172.2%

Vehicle inventory turnover(3)
New vehicle inventory turnover	3.5	2.7	0.8		28.3%
Used vehicle inventory turnover	4.3	5.2	(1.0)		(18.4)%

Retail locations
RV dealerships	176	152	24		15.8%
RV service & retail centers	10	10	—		0.0%
Subtotal	186	162	24		14.8%
Other retail stores	1	1	—		0.0%
Total	187	163	24		14.7%

Other data
Active Customers(4)	5,458,531	5,273,707	184,824		3.5%
Good Sam Club members	2,185,100	2,074,264	110,836		5.3%
Service bays (5)	2,599	2,217	382		17.2%
Finance and insurance gross profit as a % of total vehicle revenue	12.1%	11.5%	62	bps	n/a
Same store locations	158	n/a	n/a		n/a

(1)	Our same store revenue and units calculations for a given period include only those stores that were open both at the end of the corresponding period and at the beginning of the preceding fiscal year.
(2)	Front end yield is calculated as gross profit from new vehicles, used vehicles and finance and insurance (net), divided by combined new and used retail units sold.
(3)	Inventory turnover calculated as vehicle costs applicable to revenue divided by average quarterly ending vehicle inventory over the last twelve months.
(4)	An Active Customer is a customer who has transacted with us in any of the eight most recently completed fiscal quarters prior to the date of measurement.
(5)	A service bay is a fully-constructed bay dedicated to service, installation, and collision offerings.

Total revenue increased 14.2%, or $237.8 million, to $1.9 billion for the three months ended September 30, 2021, from $1.7 billion for the three months ended September 30, 2020. The increase in total revenue was driven by a $237.2 million, or 14.5%, increase in RV and Outdoor Retail revenue, and a $0.6 million, or 1.4%, increase in Good Sam Services and Plans revenue.

Total gross profit increased 29.7%, or $158.2 million, to $691.4 million for the three months ended September 30, 2021, from $533.1 million for the three months ended September 30, 2020. The increase in total gross profit was driven by a $160.6 million, or 31.8%, increase in RV and Outdoor Retail gross profit, and a $2.4 million, or 8.8%, decrease in Good Sam Services and Plans gross profit.

Income from operations increased 25.7%, or $49.6 million, to $242.7 million for the three months ended September 30, 2021, from $193.1 million income from operations for the three months ended September 30, 2020. The increase was primarily driven by a $158.2 million increase in gross profit, a $4.1 million decrease in long-lived asset impairment, and $0.2 million decrease in lease termination expense, partially offset by a $101.4 million increase in selling, general and administrative expenses, an $11.2 million increase in depreciation and amortization and a $0.2 million reduction in gain on sale of assets.

Total other expense decreased 8.9%, or $1.4 million, to $14.5 million for the three months ended September 30, 2021, from $15.9 million for the three months ended September 30, 2020. The decrease was primarily driven by a $1.6 million decrease in other interest expense, partially offset by a $0.1 million increase in other expense, net, and a $0.1 million increase in floor plan interest expense.

As a result of the above factors, income before income taxes was $228.2 million for the three months ended September 30, 2021 compared to a $177.2 million income before income taxes for the three months ended September 30, 2020. Income tax expense was $38.9 million for the three months ended September 30, 2021, an increase of $16.5 million from $22.4 million for the three months ended September 30, 2020. As a result, net income was $189.3 million for the three months ended September 30, 2021 compared to net income of $154.8 million for the three months ended September 30, 2020.

Good Sam Services and Plans

Good Sam Services and Plans revenue increased 1.4%, or $0.6 million, to $46.6 million in the three months ended September 30, 2021, from $45.9 million in the three months ended September 30, 2020. The increase was primarily attributable to a $1.8 million increase from roadside assistance programs primarily resulting from increased contracts in force, and a $0.8 million increase in Good Sam TravelAssist revenue primarily resulting from increased contracts in force, partially offset by a $2.0 million decrease from the elimination of low margin extended warranty insurance programs.

Good Sam Services and Plans gross profit decreased 8.8%, or $2.4 million, to $24.9 million in the three months ended September 30, 2021, from $27.3 million in the three months ended September 30, 2020, and gross margin decreased to 53.5% from 59.5% in the same respective periods. The decrease was primarily due to a $2.3 million reduction from the roadside assistance programs primarily due to increased marketing costs, a $0.7 million reduction from the elimination of the low margin extended warranty insurance programs, and a $0.7 million reduction in other services and plans, partially offset by a $0.8 million increase from the Good Sam TravelAssist programs and a $0.5 million increase from the Good Sam insurance programs, both primarily due to increased contracts in force. Gross margin decreased 596 basis points to 53.5% primarily due to increased roadside assistance marketing costs.

RV and Outdoor Retail

New Vehicles

New vehicle revenue decreased 4.8%, or $43.3 million, to $864.3 million in the three months ended September 30, 2021 from $907.6 million in the three months ended September 30, 2020. The decrease was primarily due to a 19.1% decrease in vehicles sold resulting from continued record demand outpacing manufacturer production, partially offset by a 17.7% increase in average selling price per vehicle sold. On a same store basis, new vehicle revenue decreased 15.3% to $758.4 million and new vehicle units decreased 28.6% in the three months ended September 30, 2021 compared to the three months ended September 30, 2020.

New vehicle gross profit increased 42.0%, or $74.5 million, to $251.9 million in the three months ended September 30, 2021 from $177.4 million in the three months ended September 30, 2020. The increase was due to the 17.7% increase in the average sales price per vehicle sold, partially offset by a 19.1% decrease in vehicles sold. New vehicle gross margin increased 960 basis points to 29.1% in the three months ended September 30, 2021 from 19.5% in the three months ended September 30, 2020. The increase was due to a an increase in the average sales price increases driven by record demand, and sale mix shift towards higher margin towable units.

Used Vehicles

Used vehicle revenue increased 74.0%, or $220.9 million, to $519.6 million in the three months ended September 30, 2021 from $298.7 million in the three months ended September 30, 2020. The increase was primarily due to a 29.4% increase in vehicles sold and a 34.4% increase in average selling price per vehicle, driven by increases in nearly all product types as lower new vehicle inventory levels have driven an increase in demand for used vehicles. On a same store basis, used vehicle revenue increased 59.2% to $468.4 million and used vehicle units increased 17.1% in the three months ended September 30, 2021 compared to the three months ended September 30, 2020.

Used vehicle gross profit increased 88.7%, or $67.1 million, to $142.7 million in the three months ended September 30, 2021 from $75.6 million in the three months ended September 30, 2020. The increase was due to a 34.4% increase in the average sales price per vehicle sold, and a 29.4% increase in vehicle units sold. Used vehicle gross margin increased 215 basis points to 27.5% in the three months ended September 30, 2021 from 25.3% in the three months ended September 30, 2020. The increase was the result of increased average sales price per vehicle sold, which was driven by strong demand in the used vehicle market across nearly all product types reflecting the strength of the used market.

Products, service and other

Products, service and other revenue increased 10.6%, or $29.3 million, to $305.9 million in the three months ended September 30, 2021, from $276.6 million in the three months ended September 30, 2020. The increase was primarily attributable to increased used vehicle sales, which resulted in an increase in RV parts and accessory sales and promotions associated with our exit from non-RV retail categories in our 2019 Strategic Shift. On a same store basis, products, service and other revenue decreased 4.1% to $198.5 million for the three months ended September 30, 2021 from $207.1 million in the three months ended September 30, 2020.

Products, service and other gross profit decreased 11.0%, or $11.5 million, to $93.4 million in the three months ended September 30, 2021 from $105.0 million in the three months ended September 30, 2020. The decrease was driven by lower gross profit from discounted categories being exited as part of the 2019 Strategic Shift. Products, service and other gross margin decreased 739 basis points to 30.5% in the three months ended September 30, 2021 from 37.9% in the three months ended September 30, 2020. The decrease was primarily due to promotions and discounts within certain product categories being exited as part of the 2019 Strategic Shift.

Finance and Insurance, net

Finance and insurance revenue and gross profit is recorded net, since the Company is acting as an agent in the transaction, and commission is recognized when a finance and insurance product contract payment has been received or financing has been arranged. Finance and insurance, net revenue increased 20.9%, or $29.0 million, to $167.8 million in the three months ended September 30, 2021 from $138.8 million in the three months ended September 30, 2020 primarily due to increased used vehicles sold. Finance and insurance, net as a percentage of new and used vehicle revenue increased to 12.1% for the three months ended September 30, 2021 from 11.5% for the three months ended September 30, 2020, driven by the increased number of contracts sold on increased unit volume as well as a slight increase in gross profit per contract. On a same store basis, finance and insurance, net increased 8.3%, or $11.3 million, to $148.4 million versus the three months ended September 30, 2020.

Good Sam Club

Good Sam Club revenue increased 11.7%, or $1.3 million, to $12.5 million in the three months ended September 30, 2021 from $11.2 million in the three months ended September 30, 2020. The increase primarily resulted from a $1.0 million increase in revenue from the Good Sam Club primarily due to increased membership, and a $0.3 million increase in marketing fee revenue from Good Sam Club co-branded credit cards resulting from increased open accounts.

Good Sam Club gross profit increased 17.6%, or $1.6 million, to $10.6 million in the three months ended September 30, 2021 from $9.0 million in the three months ended September 30, 2020. The increase was primarily due to increased Good Sam Club memberships, and increased marketing fee revenue from Good Sam Club co-branded credit cards. Good Sam Club gross margin increased to 85.2% in the three months ended September 30, 2021 from 80.9% in the three months ended September 30, 2020 primarily due to increased revenue and reduced marketing expenses.

Selling, general and administrative expenses

Selling, general and administrative expenses increased 31.4%, or $101.4 million, to $424.4 million in the three months ended September 30, 2021 from $323.0 million in the three months ended September 30, 2020. The $101.4 million increase was primarily due to a $84.1 million increase in wage-related expenses attributable in large part to variable pay on increased gross profit for the three months ended September 30, 2021, an $8.6 million increase in selling expenses mainly driven by increased advertising versus the prior year, a $2.5 million increase in professional fees, a $2.1 million increase in other store and corporate overhead expenses, and a $4.1 million increase in occupancy expenses. Selling, general and administrative expenses as a percentage of total gross profit increased to 61.4% in the three months ended September 30, 2021, from 60.6% in the three months ended September 30, 2020.

Depreciation and amortization

Depreciation and amortization increased 91.4%, or $11.2 million, to $23.6 million in the three months ended September 30, 2021 from $12.3 million in the three months ended September 30, 2020 due primarily to $7.4 million of accelerated depreciation on store fixtures related to categories exited as part of the 2019 Strategic Shift, and increased purchases of property and equipment.

Long-lived asset impairment

As discussed in Note 4 – Restructuring and Long-lived Asset Impairment to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q, we recognized $0.3 million of long-lived asset impairments during the three months ended September 30, 2021 related to the 2019 Strategic Shift discussed above, and $4.4 million for the three months ended September 30, 2020 which related to the 2019 Strategic Shift discussed above.

Lease termination

Lease termination expense of $0.3 million in the three months ended September 30, 2021 was unrelated to the 2019 Strategic Shift discussed above. Lease termination expense of $0.5 million in the three months ended September 30, 2020 was related primarily to the 2019 Strategic Shift discussed above.

Floor plan interest expense

Floor plan interest expense increased 3.6%, or $0.1 million, to $3.1 million in the three months ended September 30, 2021 from $3.0 million in the three months ended September 30, 2020. The increase was primarily due to a 7.1% increase in average floor plan borrowings driven by increased average new unit inventory levels, partially offset by a 7 basis point decrease in the average floor plan borrowing rate.

Other interest expense, net

Other interest expense decreased 12.8%, or $1.6 million, to $11.3 million in the three months ended September 30, 2021 from $12.9 million in the three months ended September 30, 2020. The decrease was primarily due to a 29 basis point decrease in the Term Loan Facility average interest rate and to reduced borrowings.

Income tax expense

Income tax expense increased $16.5 million to $38.9 million in the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase was primarily due to both higher income generated and an increase in ownership interest in CWGS, LLC for which the Company is subject to U.S. federal and state taxes on its allocable share net of operating losses recorded by CW for which limited tax benefit can be recognized.

Net income

Net income increased $34.5 million to a net income of $189.3 million for the three months ended September 30, 2021 from a net income of $154.8 million for the three months ended September 30, 2020. The change was primarily due to the items mentioned above.

Segment results

The following tables sets forth a reconciliation of total segment income to consolidated income before income taxes for each of our segments for the periods presented:

	Three Months Ended
	September 30, 2021		September 30, 2020		Favorable/
		Percent of		Percent of	(Unfavorable)
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%
Revenue:
Good Sam Services and Plans	$46,632	2.4%	$46,013	2.7%	$619	1.3%
RV and Outdoor Retail	1,877,032	97.9%	1,639,046	97.6%	237,986	14.5%
Elimination of intersegment revenue	(7,090)	(0.4)%	(6,306)	(0.4)%	(784)	(12.4)%
Total consolidated revenue	1,916,574	100.0%	1,678,753	100.0%	237,821	14.2%
Segment income:(1)
Good Sam Services and Plans	18,030	0.9%	22,390	1.3%	(4,360)	(19.5)%
RV and Outdoor Retail	247,762	12.9%	182,275	10.9%	65,487	35.9%
Total segment income	265,792	13.9%	204,665	12.2%	61,127	29.9%
Corporate & other	(2,667)	(0.1)%	(2,283)	(0.1)%	(384)	(16.8)%
Depreciation and amortization	(23,552)	(1.2)%	(12,304)	(0.7)%	(11,248)	(91.4)%
Other interest expense, net	(11,250)	(0.6)%	(12,896)	(0.8)%	1,646	12.8%
Loss and expense on debt restructure	(24)	(0.0)%	—	—	(24)	n/m
Other expense, net	(122)	(0.0)%	—	—	(122)	n/m
Income before income taxes	$228,177	11.9%	$177,182	10.6%	$50,995	(28.8)%

Same store revenue- RV and Outdoor Retail(2)	$1,573,651		$1,533,271		$40,380	2.6%

n/m – not meaningful

(1)	Segment income represents income for each of our reportable segments and is defined as income from operations before depreciation and amortization, plus floor plan interest expense.
(2)	Same store revenue definition not applicable to the Good Sam Services and Plans segment.

Good Sam Services and Plans

Good Sam Services and Plans segment revenue increased 1.3%, or $0.6 million, to $46.6 million in the three months ended September 30, 2021, from $46.0 million in the three months ended September 30, 2020. The increase was primarily attributable to a $1.8 million increase from roadside assistance programs primarily resulting from increased contracts in force, and a $0.8 million increase in Good Sam TravelAssist revenue primarily resulting from increased contracts in force, partially offset by a $2.0 million decrease from the elimination of low margin extended warranty insurance programs.

Good Sam Services and Plans segment income decreased 19.5%, or $4.4 million, to $18.0 million in the three months ended September 30, 2021, from $22.4 million in the three months ended September 30, 2020. The decrease was primarily attributable to a $1.3 million increase in selling, general and administrative expenses, a $2.3 million reduction from the roadside assistance programs primarily due to increased marketing costs, a $0.7 million reduction from the elimination of the low margin extended warranty insurance programs, a $0.7 million reduction in loss from sale of assets, and a $0.7 million reduction in other services and plans, partially offset by a $0.8 million increase from the Good Sam TravelAssist programs and a $0.5 million increase from the Good Sam insurance programs, both primarily due to increased contracts in force. Segment income margin net of intersegment revenue elimination decreased 1003 basis points to 38.7% primarily due to increased roadside assistance marketing costs.

RV and Outdoor Retail

RV and Outdoor Retail segment revenue increased 14.5%, or $238.0 million, to $1.9 billion in the three months ended September 30, 2021 from $1.6 billion in the three months ended September 30, 2020. The increase was primarily driven by a $221.2 million, or 73.9%, increase in used vehicle revenue, a $29.8 million, or 21.0%, increase in finance and insurance, net revenue, a $29.2 million, or 10.5%, increase in products, service and other revenue, and a $1.3 million, or 11.7%, increase in Good Sam Club revenue, partially offset by a $43.5 million, or 4.8%, decrease in new vehicle revenue.

RV and Outdoor Retail segment income increased 35.9%, or $65.5 million, to a segment income of $247.8 million in the three months ended September 30, 2021 from a segment income of $182.3 million in the three months ended September 30, 2020. The increase was primarily related to increased segment gross profit of $160.6 million primarily due to increased volume of used vehicles sold, increased revenue per vehicle sold, a $4.1 million reduction in long-lived asset impairment, a $0.4 million increase in gain on sale of assets, and a $0.2 million reduction in lease termination expense, partially offset by a $99.7 million increase in selling, general and administrative expenses and a $0.1 million increase in floor plan interest expense. RV and Outdoor Retail segment margin increased to 13.2% in the three months ended September 30, 2021 from 11.2% in the three months ended September 30, 2020.

Corporate and other expenses

Corporate and other expenses increased 16.8%, or $0.4 million, to $2.7 million in the three months ended September 30, 2021 from $2.3 million in the three months ended September 30, 2020 primarily from reduced professional fees.

Results of Operations

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

The following table sets forth information comparing the components of net income for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended
	September 30, 2021		September 30, 2020
		Percent of		Percent of	Favorable/ (Unfavorable)
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%
Revenue:
Good Sam Services and Plans	$134,354	2.4%	$137,668	3.2%	$(3,314)	(2.4)%
RV and Outdoor Retail:
New vehicles	2,745,057	49.6%	2,303,080	53.4%	441,977	19.2%
Used vehicles	1,273,944	23.0%	780,226	18.1%	493,718	63.3%
Products, service and other	862,706	15.6%	680,417	15.8%	182,289	26.8%
Finance and insurance, net	483,718	8.7%	378,553	8.8%	105,165	27.8%
Good Sam Club	36,383	0.7%	32,827	0.8%	3,556	10.8%
Subtotal	5,401,808	97.6%	4,175,103	96.8%	1,226,705	29.4%
Total revenue	5,536,162	100.0%	4,312,771	100.0%	1,223,391	28.4%

Gross profit (exclusive of depreciation and amortization shown separately below):
Good Sam Services and Plans	81,113	1.5%	81,975	1.9%	(862)	(1.1)%
RV and Outdoor Retail:
New vehicles	730,851	13.2%	393,893	9.1%	336,958	85.5%
Used vehicles	339,070	6.1%	184,571	4.3%	154,499	83.7%
Products, service and other	306,164	5.5%	259,141	6.0%	47,023	18.1%
Finance and insurance, net	483,718	8.7%	378,553	8.8%	105,165	27.8%
Good Sam Club	30,797	0.6%	26,317	0.6%	4,480	17.0%
Subtotal	1,890,600	34.2%	1,242,475	28.8%	648,125	52.2%
Total gross profit	1,971,713	35.6%	1,324,450	30.7%	647,263	48.9%

Operating expenses:
Selling, general and administrative expenses	1,193,668	21.6%	862,237	20.0%	(331,431)	(38.4)%
Debt restructure expense	9,055	0.2%	—	—	(9,055)	n/m
Depreciation and amortization	49,297	0.9%	38,949	0.9%	(10,348)	(26.6)%
Long-lived asset impairment	1,398	0.0%	10,947	0.3%	9,549	87.2%
Lease termination	2,085	0.0%	1,957	0.0%	(128)	(6.5)%
Loss on sale or disposal of assets	7	0.0%	662	0.0%	655	98.9%
Total operating expenses	1,255,510	22.7%	914,752	21.2%	(340,758)	(37.3)%
Income from operations	716,203	12.9%	409,698	9.5%	306,505	74.8%
Other expense:
Floor plan interest expense	(9,886)	(0.2)%	(16,717)	(0.4)%	6,831	40.9%
Other interest expense, net	(35,262)	(0.6)%	(42,101)	(1.0)%	6,839	16.2%
Loss on debt restructure	(1,390)	(0.0)%	—	—	(1,390)	n/m
Tax Receivable Agreement liability adjustment	(3,520)	(0.1)%	—	—	(3,520)	n/m
Other expense, net	(77)	(0.0)%	—	—	(77)	n/m
Total other expense	(50,135)	(0.9)%	(58,818)	(1.4)%	8,683	14.8%
Income before income taxes	666,068	12.0%	350,880	8.1%	315,188	89.8%
Income tax expense	(83,259)	(1.5)%	(47,003)	(1.1)%	(36,256)	(77.1)%
Net income	582,809	10.5%	303,877	7.0%	278,932	91.8%
Less: net income attributable to non-controlling interests	(331,596)	(6.0)%	(195,910)	(4.5)%	(135,686)	(69.3)%
Net income attributable to Camping World Holdings, Inc.	$251,213	4.5%	$107,967	2.5%	$143,246	132.7%

n/m – not meaningful

Supplemental Data

	Nine Months Ended September 30,		Increase		Percent
	2021	2020	(decrease)		Change
Unit sales
New vehicles	66,362	64,553	1,809		2.8%
Used vehicles	38,269	30,830	7,439		24.1%
Total	104,631	95,383	9,248		9.7%

Average selling price
New vehicles	$41,365	$35,677	$5,688		15.9%
Used vehicles	$33,289	$25,307	$7,982		31.5%

Same store unit sales(1)
New vehicles	59,872	63,520	(3,648)		(5.7)%
Used vehicles	34,955	30,365	4,590		15.1%
Total	94,827	93,885	942		1.0%

Same store revenue(1) ($ in 000's)
New vehicles	$2,487,827	$2,266,585	$221,242		9.8%
Used vehicles	1,173,264	768,159	405,105		52.7%
Products, service and other	580,114	504,614	75,500		15.0%
Finance and insurance, net	441,428	373,396	68,032		18.2%
Total	$4,682,633	$3,912,754	$769,879		19.7%

Average gross profit per unit
New vehicles	$11,013	$6,102	$4,911		80.5%
Used vehicles	8,860	5,987	2,873		48.0%
Finance and insurance, net per vehicle unit	4,623	3,969	654		16.5%
Total vehicle front-end yield(2)	14,849	10,033	4,815		48.0%

Gross margin
Good Sam Services and Plans	60.4%	59.5%	83	bps
New vehicles	26.6%	17.1%	952	bps
Used vehicles	26.6%	23.7%	296	bps
Products, service and other	35.5%	38.1%	(260)	bps
Finance and insurance, net	100.0%	100.0%	unch.	bps
Good Sam Club	84.6%	80.2%	448	bps
Subtotal RV and Outdoor Retail	35.0%	29.8%	524	bps
Total gross margin	35.6%	30.7%	491	bps

Inventories ($ in 000's)
New vehicles	$723,593	$557,070	$166,523		29.9%
Used vehicles	391,466	124,167	267,299		215.3%
Products, parts, accessories and misc.	246,063	246,485	(422)		(0.2)%
Total RV and Outdoor Retail inventories	$1,361,122	$927,722	$433,400		46.7%

Vehicle inventory per location ($ in 000's)
New vehicle inventory per dealer location	$4,111	$3,665	$446		12.2%
Used vehicle inventory per dealer location	2,224	817	1,407		172.2%

Vehicle inventory turnover(3)
New vehicle inventory turnover	3.5	2.7	0.8		28.3%
Used vehicle inventory turnover	4.3	5.2	(1.0)		(18.4)%

Retail locations
RV dealerships	176	152	24		15.8%
RV service & retail centers	10	10	—		0.0%
Subtotal	186	162	24		14.8%
Other retail stores	1	1	—		0.0%
Total	187	163	24		14.7%

Other data
Active Customers(4)	5,458,531	5,273,707	184,824		3.5%
Good Sam Club members	2,185,100	2,074,264	110,836		5.3%
Service bays (5)	2,599	2,217	382		17.2%
Finance and insurance gross profit as a % of total vehicle revenue	12.0%	12.3%	(24)	bps	n/a
Same store locations	158	n/a	n/a		n/a

(1)	Our same store revenue and units calculations for a given period include only those stores that were open both at the end of the corresponding period and at the beginning of the preceding fiscal year.
(2)	Front end yield is calculated as gross profit from new vehicles, used vehicles and finance and insurance (net), divided by combined new and used retail units sold.

(3)	Inventory turnover calculated as vehicle costs applicable to revenue divided by average quarterly ending vehicle inventory over the last twelve months.
(4)	An Active Customer is a customer who has transacted with us in any of the eight most recently completed fiscal quarters prior to the date of measurement.
(5)	A service bay is a fully-constructed bay dedicated to service, installation, and collision offerings.

Total revenue increased 28.4% or $1,223.4 million, to $5.5 billion for the nine months ended September 30, 2021, from $4.3 billion for the nine months ended September 30, 2020. The increase in total revenue was driven by a $1.2 billion, or 29.4%, increase in RV and Outdoor Retail revenue, partially offset by a $3.3 million, or 2.4%, decrease in Good Sam Services and Plans revenue.

Total gross profit increased 48.9%, or $647.3 million, to $2.0 billion for the nine months ended September 30, 2021, from $1.3 billion for the nine months ended September 30, 2020. The increase in total gross profit was driven by a $648.1 million, or 52.2% increase in RV and Outdoor Retail gross profit, partially offset by a $0.9 million, or 1.1%, decrease in Good Sam Services and Plans gross profit.

Income from operations increased 74.8%, or $306.5 million, to $716.2 million for the nine months ended September 30, 2021, from $409.7 million for the nine months ended September 30, 2020. The increase was primarily driven by a $647.3 million increase in gross profit, a $9.5 million decrease in long-lived asset impairment, and a $0.7 million decrease in loss on assets sales, partially offset by a $331.4 million increase in selling, general and administrative expenses, a $10.3 million increase in depreciation and amortization, a $9.1 million increase in debt restructure expense, and a $0.1 million increase in lease termination expense.

Total other expense decreased 14.8%, or $8.7 million, to $50.1 million for the nine months ended September 30, 2021, from $58.8 million for the nine months ended September 30, 2020. The decrease in other expense was primarily driven by a $6.8 million decrease in floor plan interest expense, and a $6.8 million decrease in other interest expense, partially offset by a $3.5 million increase in Tax Receivable Agreement liability, and a $1.4 million increase in loss on debt restructure.

As a result of the above factors, income before income taxes was $666.1 million for the nine months ended September 30, 2021 compared to $350.9 million income before income taxes for the nine months ended September 30, 2020. Income tax expense was $83.3 million for the nine months ended September 30, 2021, an increase of $36.3 million from $47.0 million for the nine months ended September 30, 2020. As a result, net income was $582.8 million for the nine months ended September 30, 2021 compared to net income of $303.9 million for the nine months ended September 30, 2020.

Good Sam Services and Plans

Good Sam Services and Plans revenue decreased 2.4%, or $3.3 million, to $134.4 million in the nine months ended September 30, 2021, from $137.7 million in the nine months ended September 30, 2020. The decrease was primarily attributable to a $6.4 million decrease due to no in-person consumer shows being held during the 2021 period due to COVID-19, a $4.2 million decrease from the elimination of low margin extended warranty insurance programs, a $1.3 million decrease from reduced magazine ad sales as a result of combining two magazines into one, and a $0.4 million decrease from other services and plans, partially offset by a $4.7 million increase from roadside assistance programs primarily resulting from increased contracts in force, a $2.7 million increase in Good Sam TravelAssist revenue primarily resulting from increased contracts in force, and a $1.6 million increase from Good Sam insurance programs primarily resulting from increased contracts in force.

Good Sam Services and Plans gross profit decreased 1.1%, or $0.9 million, to $81.1 million in the nine months ended September 30, 2021, from $82.0 million in the nine months ended September 30, 2020, and gross margin increased to 60.4% from 59.5% in the same respective periods. The decrease in gross profit was primarily attributable to a $3.0 million decrease from no in-person consumer shows during the 2021 period due to COVID-19, a $1.1 million reduction from the annual directory, an $0.8 million reduction from the magazine group, and a $0.4 million decrease from the roadside assistance programs primarily due to increased marketing, partially offset by a $2.6 million increase from the Good Sam TravelAssist programs, a $1.5 million increase from the Good Sam insurance programs, and a $0.3 million increase from other services and plans. Gross margin increased 83 basis points to 60.4% primarily due to increased revenue from the higher margin

Good Sam TravelAssist and Good Sam Insurance programs, and reduced revenue from lower margin consumer shows.

RV and Outdoor Retail

New Vehicles

New vehicle revenue increased 19.2%, or $442.0 million, to $2.7 billion in the nine months ended September 30, 2021 from $2.3 billion in the nine months ended September 30, 2020. The increase was due to a 2.8% increase in vehicle units sold, primarily towables, and a 15.9% increase in average selling price per vehicle sold, driven by increases in nearly all product types due to continued record demand outpacing manufacturer production. On a same store basis, new vehicle revenue increased 9.8% to $2.5 billion and new vehicle units decreased 5.7% in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

New vehicle gross profit increased 85.5%, or $337.0 million, to $730.9 million in the nine months ended September 30, 2021 from $393.9 million in the nine months ended September 30, 2020. The increase was due to a 15.9% increase in average selling price per vehicle sold and a 2.8% increase in vehicle units sold. New vehicle gross margin increased 952 basis points to 26.6% in the nine months ended September 30, 2021 from 17.1% in the nine months ended September 30, 2020. The increase was due to a sale mix shift towards available higher-margin towable units and higher-margin motorized units driven by record demand.

Used Vehicles

Used vehicle revenue increased 63.3%, or $493.7 million, to $1.3 billion in the nine months ended September 30, 2021 from $780.2 million in the nine months ended September 30, 2020. The increase was primarily due to a 24.1% increase in vehicle units sold and a 31.5% increase in average selling price per vehicle and driven by increases in nearly all product types as lower new inventory levels have driven an increase in demand for used vehicles. On a same store basis, used vehicle revenue increased 52.7% to $1.2 billion and used vehicle units increased 15.1% in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

Used vehicle gross profit increased 83.7%, or $154.5 million, to $339.1 million in the nine months ended September 30, 2021 from $184.6 million in the nine months ended September 30, 2020. The increase was due to 24.1% increase in vehicles sold. Used vehicle gross margin increased 296 basis points to 26.6% in the nine months ended September 30, 2021 from 23.7% in the nine months ended September 30, 2020. The increase was driven by a 31.5% increase in average selling price per vehicle due to strong demand in the used vehicle market across nearly all product types.

Products, service and other

Products, service and other revenue increased 26.8%, or $182.3 million, to $862.7 million in the nine months ended September 30, 2021, from $680.4 million in the nine months ended September 30, 2020. The increase was primarily attributable to increased new and used vehicle sales, which resulted in an increase in RV parts and accessory sales and promotions associated with our exit from non-RV retail categories in our 2019 Strategic Shift. On a same store basis, products, service and other revenue increased 15.0% to $580.1 million for the nine months ended September 30, 2021 from $504.6 million in the nine months ended September 30, 2020.

Products, service and other gross profit increased 18.1%, or $47.0 million, to $306.2 million in the nine months ended September 30, 2021 from $259.1 million in the nine months ended September 30, 2020. The increase was driven by increased volume of products sold and improved service margins. Products, service and other gross margin decreased 260 basis points to 35.5% in the nine months ended September 30, 2021 primarily due to volume increases in low margin areas, offset partially by improved technician efficiency.

Finance and Insurance, net

Finance and insurance revenue and gross profit is recorded net, since the Company is acting as an agent in the transaction, and commission is recognized when a finance and insurance product contract payment has been received or financing has been arranged. Finance and insurance, net increased 27.8%, or $105.2 million, to $483.7 million in the nine months ended September 30, 2021 from $378.6 million in the nine months ended September 30, 2020 primarily due to increased vehicles sold. Finance and insurance, net as a percentage of new and used vehicle revenue decreased to 12.0% for the nine months ended September 30, 2021 from 12.3% for the nine months ended September 30, 2020, driven by average sales price increases on new and used vehicle sales outpacing the average price increase of Finance and Insurance, net. On a same store basis, finance and insurance, net revenue increased 18.2%, or $68.0 million, to $441.4 million versus the nine months ended September 30, 2020.

Good Sam Club

Good Sam Club revenue increased 10.8%, or $3.6 million, to $36.4 million in the nine months ended September 30, 2021 from $32.8 million in the nine months ended September 30, 2020. The increase primarily resulted from a $1.9 million revenue increase primarily due to increased Good Sam Club memberships, and a $1.6 million increase in marketing fee revenue from Good Sam Club co-branded credit cards resulting from increased open accounts.

Good Sam Club gross profit increased 17.0%, or $4.5 million, to $30.8 million in the nine months ended September 30, 2021 from $26.3 million in the nine months ended September 30, 2020. The increase was primarily due to increased Good Sam Club memberships, increased marketing fee revenue from Good Sam Club co-branded credit cards, and reduced marketing costs. Good Sam Club gross margin increased to 84.6% in the nine months ended September 30, 2021 from 80.2% in the nine months ended September 30, 2020 primarily due to increased revenue and reduced marketing costs.

Selling, general and administrative expenses

Selling, general and administrative expenses increased 38.4%, or $331.4 million, to $1.2 billion in the nine months ended September 30, 2021 from $862.2 million in the nine months ended September 30, 2020. The $331.4 million increase was primarily due to a $264.4 million increase in wage-related expenses attributable in large part to variable pay on increased gross profit for the nine months ended September 30, 2021 and the reduction in salaries relating to our initial response to COVID-19 during the nine months ended September 30, 2020 (see “COVID-19” in Part I, Item 2 of this Form 10-Q), a $37.6 million increase in selling expenses mainly driven by branding and other marketing spend reductions made at the beginning of the COVID-19 pandemic, a $15.4 million increase in other store and corporate overhead expenses, and a $14.0 million increase in occupancy expenses primarily relating to the 23 dealerships opened over the last twelve months. Selling, general and administrative expenses as a percentage of total gross profit decreased to 60.5% in the nine months ended September 30, 2021, from 65.1% in the nine months ended September 30, 2020.

Depreciation and amortization

Depreciation and amortization increased 26.6%, or $10.3 million, to $49.3 million in the nine months ended September 30, 2021 from $38.9 million in the nine months ended September 30, 2020 due primarily to $7.4 million of accelerated depreciation on store fixtures related to categories exited as part of the 2019 Strategic Shift, and increased purchases of property and equipment.

Long-lived asset impairment

As discussed in Note 4 – Restructuring and Long-lived Asset Impairment to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q, we recognized $1.4 million of long-lived asset impairments during the nine months ended September 30, 2021, which related to the 2019 Strategic Shift discussed above, and $10.9 million for the nine months ended September 30, 2020, of which $10.8 million related to the 2019 Strategic Shift discussed above.

Lease termination

Lease termination expense for the nine months ended September 30, 2021 of $2.1 million included $1.4 million related to the 2019 Strategic Shift discussed above. Lease termination expense for the nine months ended September 30, 2020 of $2.0 million related primarily to the 2019 Strategic Shift discussed above.

Floor plan interest expense

Floor plan interest expense decreased 40.9%, or $6.8 million, to $9.9 million in the nine months ended September 30, 2021 from $16.7 million in the nine months ended September 30, 2020. The decrease was primarily due to a 17.3% decrease in average floor plan borrowings driven by lower average new unit inventory levels and an 87 basis point decrease in the average floor plan borrowing rate.

Other interest expense, net

Other interest expense decreased 16.2%, or $6.8 million, to $35.3 million in the nine months ended September 30, 2021 from $42.1 million in the nine months ended September 30, 2020. The decrease was primarily due a 59 basis point decrease in the Term Loan Facility average interest rate and reduced borrowings.

Loss and expense on debt restructure

During the nine months ended September 30, 2021, loss and expense on debt restructure of $10.4 million was comprised of $0.4 million in extinguishment of the original issue discount related to the Previous Term Loan Facility, $1.0 million in extinguishment of capitalized finance costs related to the Previous Term Loan Facility, and $9.0 million in legal and other expenses related to the New Term Loan Facility.

Tax Receivable Agreement Liability adjustment

The Tax Receivable Agreement Liability adjustment of $3.5 million in the nine months ended September 30, 2021 related to a remeasurement during the nine months ended September 30, 2021 to reflect an increase in state tax rates.

Income tax expense

Income tax expense increased $36.3 million to $83.3 million in the nine months ended September 30, 2021 compared to $47.0 million in the nine months ended September 30, 2020. The increase was primarily due to both higher income generated and an increase in ownership interest in CWGS, LLC for which the Company is subject to U.S. federal and state taxes on its allocable share net of operating losses recorded by CW for which limited tax benefit can be recognized, partially offset by the $14.5 million release of valuation allowance at CW which is now available to offset state combined income in certain unitary states due to the Company’s increased ownership in CWGS, LLC and a $4.1 million benefit related to the revaluation of deferred tax assets as a result of increased state tax rates. The valuation allowance release during the nine months ended September 30, 2021 is attributable to the change in the entities within state combined filing groups due to unitary relationships, which provide additional taxable income sources to utilize CW’s deferred tax assets. CWH’s increased ownership in CWGS, LLC and other qualitative unity factors impacted the unitary relationships.

Net income

Net income increased $278.9 million to a net income of $582.8 million for the nine months ended September 30, 2021 from a net income of $303.9 million for the nine months ended September 30, 2020. The change was primarily due to the items mentioned above.

Segment results

The following tables sets forth a reconciliation of total segment income to consolidated income before income taxes for each of our segments for the periods presented:

	Nine Months Ended
	September 30, 2021		September 30, 2020		Favorable/
		Percent of		Percent of	(Unfavorable)
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%
Revenue:
Good Sam Services and Plans	$134,499	2.4%	$139,397	3.2%	$(4,898)	(3.5)%
RV and Outdoor Retail	5,423,581	98.0%	4,191,440	97.2%	1,232,141	29.4%
Elimination of intersegment revenue	(21,918)	(0.4)%	(18,066)	(0.4)%	(3,852)	(21.3)%
Total consolidated revenue	5,536,162	100.0%	4,312,771	100.0%	1,223,391	28.4%
Segment income:(1)
Good Sam Services and Plans	62,415	1.1%	68,321	1.6%	(5,906)	(8.6)%
RV and Outdoor Retail	709,411	12.8%	370,786	8.6%	338,625	91.3%
Total segment income	771,826	13.9%	439,107	10.2%	332,719	75.8%
Corporate & other	(7,157)	(0.1)%	(7,177)	(0.2)%	20	0.3%
Depreciation and amortization	(49,297)	(0.9)%	(38,949)	(0.9)%	(10,348)	(26.6)%
Tax Receivable Agreement liability adjustment	(3,520)	(0.1)%	—	—	(3,520)	n/m
Other interest expense, net	(35,262)	(0.6)%	(42,101)	(1.0)%	6,839	16.2%
Loss and expense on debt restructure	(10,445)	(0.2)%	—	—	(10,445)	n/m
Other expense, net	(77)	(0.0)%	—	—	(77)	n/m
Income before income taxes	$666,068	12.0%	$350,880	8.1%	$315,188	89.8%

Same store revenue- RV and Outdoor Retail(2)	$4,682,633		$3,912,754		$769,879	19.7%

n/m – not meaningful

(1)	Segment income represents income for each of our reportable segments and is defined as income from operations before depreciation and amortization, plus floor plan interest expense.
(2)	Same store revenue definition not applicable to the Good Sam Services and Plans segment.

Good Sam Services and Plans

Good Sam Services and Plans segment revenue decreased 3.5%, or $4.9 million, to $134.5 million in the nine months ended September 30, 2021, from $139.4 million in the nine months ended September 30, 2020. The decrease was primarily attributable to a $7.9 million decrease due to no in-person consumer shows being held during the 2021 period due to COVID-19, a $4.2 million decrease from the elimination of low margin extended warranty insurance programs, a $1.4 million decrease from reduced magazine ad sales as a result of combining two magazines into one, and a $0.4 million decrease from other services and plans, partially offset by a $4.7 million increase from roadside assistance programs primarily resulting from increased contracts in force, a $2.7 million increase in Good Sam TravelAssist revenue primarily resulting from increased contracts in force, and a $1.6 million increase from Good Sam insurance programs primarily resulting from increased contracts in force.

Good Sam Services and Plans segment income decreased 8.6%, or $5.9 million, to $62.4 million in the nine months ended September 30, 2021, from $68.3 million in the nine months ended September 30, 2020. The decrease in segment income was primarily attributable to a $4.4 million increase in selling, general and administrative expenses, a $3.0 million decrease from no in-person consumer shows during the 2021 period due to COVID-19, a $1.1 million reduction from the annual directory, an $0.8 million reduction from the magazine group, a $0.7 million reduction in gain on sale of assets, and a $0.4 million decrease from the roadside assistance programs primarily due to increased marketing, partially offset by a $2.6 million increase from the Good Sam TravelAssist programs, a $1.5 million increase from the Good Sam insurance programs, and a $0.4 million increase from other services and plans. Segment income margin net of intersegment revenue elimination decreased 317 basis points to 46.5% primarily due to reduced revenue from lower margin consumer shows, partially offset by increased revenue from higher margin Good Sam TravelAssist and Good Sam insurance programs.

RV and Outdoor Retail

RV and Outdoor Retail segment revenue increased 29.4%, or $1.2 billion, to $5.4 billion in the nine months ended September 30, 2021 from $4.2 billion in the nine months ended September 30, 2020. The increase was primarily driven by a $442.6 million, or 19.2%, increase in new vehicle revenue, a $494.5 million, or 63.2%, increase in used vehicle revenue, a $182.4 million, or 26.8%, increase in products, service and other revenue, a $109.1 million, or 28.2%, increase in finance and insurance, net revenue, and a $3.6 million, or 10.8%, increase in Good Sam Club revenue.

RV and Outdoor Retail segment income increased $388.6 million, or 91.3%, to a segment income of $709.4 million in the nine months ended September 30, 2021 from $370.8 million in the nine months ended September 30, 2020. The increase was primarily related to increased segment gross profit of $648.1 million primarily due to increased volume of vehicles sold and increased sales price per vehicle sold, a $9.5 million reduction in long-lived asset impairment, a $6.8 million reduction in floor plan interest expense, and a $1.3 million reduction in loss on asset sales, partially offset by a $327.1 million increase in selling, general and administrative expenses, and a $0.1 million increase in lease termination expense. RV and Outdoor Retail segment margin increased to 13.1% in the nine months ended September 30, 2021 from 8.9% in the nine months ended September 30, 2020.

Corporate and other expenses

Corporate and other expenses of $7.2 million remained unchanged for the nine months ended September 30, 2021 from the nine months ended September 30, 2020.

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

EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin

We define “EBITDA” as net income (loss) before other interest expense, net (excluding floor plan interest expense), provision for income tax expense and depreciation and amortization. We define “Adjusted EBITDA” as EBITDA further adjusted for the impact of certain non-cash and other items that we do not consider in our evaluation of ongoing operating performance. These items include, among other things, loss and expense on debt restructure, long-lived asset impairment, lease termination loss, gains and losses on sale or disposal of assets, equity-based compensation, Tax Receivable Agreement liability adjustment, restructuring costs related to the 2019 Strategic Shift, and other unusual or one-time items. We define “Adjusted EBITDA Margin” as Adjusted EBITDA as a percentage of total revenue. We caution investors that amounts presented in accordance with our definitions of EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin may not be comparable to similar measures disclosed by our competitors, because not all companies and analysts calculate EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin in the same manner. We present EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin because we consider them to be important supplemental measures of our performance and believe they are frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. Management believes that investors’

understanding of our performance is enhanced by including these Non-GAAP Financial Measures as a reasonable basis for comparing our ongoing results of operations.

The following table reconciles EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin to the most directly comparable GAAP financial performance measures, which are net income and net income margin, respectively:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
($ in thousands)	2021	2020	2021	2020
EBITDA:
Net income	$189,308	$154,784	$582,809	$303,877
Other interest expense, net	11,250	12,896	35,262	42,101
Depreciation and amortization	23,552	12,304	49,297	38,949
Income tax expense	38,869	22,398	83,259	47,003
Subtotal EBITDA	262,979	202,382	750,627	431,930
Loss and expense on debt restructure (a)	24	—	10,445	—
Long-lived asset impairment (b)	316	4,378	1,398	10,947
Lease termination (c)	329	505	2,085	1,957
Loss (gain) on sale or disposal of assets, net (d)	96	(121)	7	662
Equity-based compensation (e)	6,913	6,201	19,069	13,695
Tax Receivable Agreement adjustment (f)	—	—	3,520	—
Restructuring costs (g)	17,362	3,689	23,439	14,562
Adjusted EBITDA	$288,019	$217,034	$810,590	$473,753

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(as percentage of total revenue)	2021	2020	2021	2020
EBITDA margin:
Net income margin	9.9%	9.2%	10.5%	7.0%
Other interest expense, net	0.6%	0.8%	0.6%	1.0%
Depreciation and amortization	1.2%	0.7%	0.9%	0.9%
Income tax expense	2.0%	1.3%	1.5%	1.1%
Subtotal EBITDA margin	13.7%	12.1%	13.6%	10.0%
Loss and expense on debt restructure (a)	0.0%	—	0.2%	—
Long-lived asset impairment (b)	0.0%	0.3%	0.0%	0.3%
Lease termination (c)	0.0%	0.0%	0.0%	0.0%
Loss (gain) on sale or disposal of assets, net (d)	0.0%	(0.0)%	0.0%	0.0%
Equity-based compensation (e)	0.4%	0.4%	0.3%	0.3%
Tax Receivable Agreement adjustment (f)	—	—	0.1%	—
Restructuring costs (g)	0.9%	0.2%	0.4%	0.3%
Adjusted EBITDA margin	15.0%	12.9%	14.6%	11.0%

(a)	Represents the loss and expense incurred on debt restructure and financing expense, which is comprised of $0.4 million in extinguishment of the original issue discount and $1.0 million in extinguishment of capitalized finance costs related to the Previous Term Loan Facility, and $9.0 million in legal and other expenses related to the New Term Loan Facility. See Note 6 – Long-Term Debt to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional information.
(b)	Represents long-lived asset impairment charges related to the RV and Outdoor Retail segment, which primarily relate to locations affected by the 2019 Strategic Shift. See Note 4 – Restructuring and Long-lived Asset Impairment to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional information.
(c)	Represents the loss on the termination of operating leases, relating primarily to the 2019 Strategic Shift, resulting from the lease termination fees and the derecognition of the operating lease assets and liabilities. See Note 4– Restructuring and Long-lived Asset Impairment to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional information.
(d)	Represents an adjustment to eliminate the losses and gains on disposals and sales of various assets.
(e)	Represents non-cash equity-based compensation expense relating to employees, directors, and consultants of the Company.
(f)	Represents an adjustment to eliminate the loss on remeasurement of the Tax Receivable Agreement primarily due to changes in our blended statutory income tax rate. See Note 12 — Income Taxes to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
(g)	Represents restructuring costs relating to our 2019 Strategic Shift. These restructuring costs include one-time employee termination benefits relating to retail store or distribution center closures/divestitures, incremental inventory reserve charges, and other associated costs. These costs exclude lease termination costs, which are presented separately above. See Note 4 – Restructuring and Long-lived Asset Impairment to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional information.

Adjusted Net Income Attributable to Camping World Holdings, Inc. and Adjusted Earnings Per Share

We define “Adjusted Net Income Attributable to Camping World Holdings, Inc. – Basic” as net income (loss) attributable to Camping World Holdings, Inc. adjusted for the impact of certain non-cash and other items that we do not consider in our evaluation of ongoing operating performance. These items include, among other things, loss and expense on debt restructure, long-lived asset impairment, lease termination costs, gains and losses on sale or disposal of assets, equity-based compensation, Tax Receivable Agreement liability adjustment, restructuring costs related to the 2019 Strategic Shift, other unusual or one-time items, the income tax expense effect of these adjustments, and the effect of net income attributable to non-controlling interests from these adjustments.

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

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(In thousands except per share amounts)	2021	2020	2021	2020
Numerator:
Net income attributable to Camping World Holdings, Inc.	$79,703	$58,050	$251,213	$107,967
Adjustments related to basic calculation:
Loss and expense on debt restructure (a):
Gross adjustment	24	—	10,445	—
Income tax expense for above adjustment (b)	(3)	—	(1,376)	—
Long-lived asset impairment (c):
Gross adjustment	316	4,378	1,398	10,947
Income tax expense for above adjustment (b)	—	—	—	(13)
Lease termination (d):
Gross adjustment	329	505	2,085	1,957
Income tax expense for above adjustment (b)	1	—	(38)	(23)
Loss (gain) on sale or disposal of assets (e):
Gross adjustment	96	(121)	7	662
Income tax expense for above adjustment (b)	3	1	5	(2)
Equity-based compensation (f):
Gross adjustment	6,913	6,201	19,069	13,695
Income tax expense for above adjustment (b)	(820)	(611)	(2,181)	(1,296)
Tax Receivable Agreement liability adjustment (g):
Gross adjustment	—	—	3,520	—
Income tax expense for above adjustment (b)	—	—	(898)	—
Restructuring costs (h):
Gross adjustment	17,362	3,689	23,439	14,562
Income tax expense for above adjustment (b)	23	(12)	(42)	(70)
Adjustment to net income attributable to non-controlling interests resulting from the above adjustments (i)	(12,091)	(8,118)	(27,580)	(23,845)
Adjusted net income attributable to Camping World Holdings, Inc. – basic	91,856	63,962	279,066	124,541
Adjustments related to diluted calculation:
Reallocation of net income attributable to non-controlling interests from the dilutive effect of stock options and restricted stock units (j)	1,892	—	—	1,700
Income tax on reallocation of net income attributable to non-controlling interests from the dilutive effect of stock options and restricted stock units (k)	(489)	—	—	(420)
Reallocation of net income attributable to non-controlling interests from the dilutive exchange of common units in CWGS, LLC (j)	—	104,852	359,176	—
Income tax on reallocation of net income attributable to non-controlling interests from the dilutive exchange of common units in CWGS, LLC (k)	—	(25,069)	(89,668)	—
Assumed income tax expense of combining C-corporations with full or partial valuation allowances with the income of other consolidated entities after the dilutive exchange of common units in CWGS, LLC (l)	—	(769)	(11,227)	—
Adjusted net income attributable to Camping World Holdings, Inc. – diluted	$93,259	$142,976	$537,347	$125,821
Denominator:
Weighted-average Class A common shares outstanding – basic	45,628	39,880	45,072	38,356
Adjustments related to diluted calculation:
Dilutive exchange of common units in CWGS, LLC for shares of Class A common stock (m)	—	49,609	43,731	—
Dilutive options to purchase Class A common stock (m)	138	191	157	64
Dilutive restricted stock units (m)	1,256	801	1,204	508
Adjusted weighted average Class A common shares outstanding – diluted	47,022	90,481	90,164	38,928

Adjusted earnings per share - basic	$2.01	$1.60	$6.19	$3.25
Adjusted earnings per share - diluted	$1.98	$1.58	$5.96	$3.23

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(In thousands except per share amounts)	2021	2020	2021	2020
Anti-dilutive amounts (n):
Numerator:
Reallocation of net income attributable to non-controlling interests from the anti-dilutive exchange of common units in CWGS, LLC (j)	$119,804	$—	$—	$218,054
Income tax on reallocation of net income attributable to non-controlling interests from the anti-dilutive exchange of common units in CWGS, LLC (k)	$(30,965)	$—	$—	$(56,513)
Assumed income tax benefit of combining C-corporations with full or partial valuation allowances with the income of other consolidated entities after the anti-dilutive exchange of common units in CWGS, LLC (l)	$1,466	$—	$—	$5,666
Denominator:
Anti-dilutive exchange of common units in CWGS, LLC for shares of Class A common stock (m)	42,635	—	—	50,954

(a)	Represents the loss and expense incurred on debt restructure and financing expense, which is comprised of $0.4 million in extinguishment of the original issue discount and $1.0 million in extinguishment of capitalized finance costs related to the Previous Term Loan Facility, and $9.0 million in legal and other expenses related to the New Term Loan Facility. See Note 6 – Long-Term Debt to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional information.
(b)	Represents the current and deferred income tax expense or benefit effect of the above adjustments, many of which are related to entities with full valuation allowances for which no tax benefit can be currently recognized. This assumption uses an effective tax rate of 25.5% and 25.0% for the adjustments for the 2021 and 2020 periods, respectively, which represents the estimated tax rate that would apply had the above adjustments been included in the determination of our non-GAAP metric.
(c)	Represents long-lived asset impairment charges related to the RV and Outdoor Retail segment, which primarily relate to locations affected by the 2019 Strategic Shift. See Note 4 – Restructuring and Long-lived Asset Impairment to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional information.
(d)	Represents the loss on termination of operating leases, relating primarily to the 2019 Strategic Shift, resulting from the lease termination fees and the derecognition of the operating lease assets and liabilities. See Note 4 – Restructuring and Long-lived Asset Impairment to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional information.
(e)	Represents an adjustment to eliminate the gains and losses on disposals and sales of various assets.
(f)	Represents non-cash equity-based compensation expense relating to employees, directors, and consultants of the Company.
(g)	Represents an adjustment to eliminate the loss on remeasurement of the Tax Receivable Agreement primarily due to changes in our blended statutory income tax rate. See Note 12 — Income Taxes to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
(h)	Represents restructuring costs relating to our 2019 Strategic Shift. These restructuring costs include one-time employee termination benefits relating to retail store or distribution center closures/divestitures, incremental inventory reserve charges, and other associated costs. These costs exclude lease termination costs, which are presented separately above. See Note 4 – Restructuring and Long-lived Asset Impairment to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional information.
(i)	Represents the adjustment to net income attributable to non-controlling interests resulting from the above adjustments that impact the net income of CWGS, LLC. This adjustment uses the non-controlling interest’s weighted average ownership of CWGS, LLC of 48.3% and 55.4% for the three months ended September 30, 2021 and 2020, respectively, and 49.2% and 57.1% for the nine months ended September 30, 2021 and 2020, respectively.
(j)	Represents the reallocation of net income attributable to non-controlling interests from the impact of the assumed change in ownership of CWGS, LLC from stock options, restricted stock units, and/or common units of CWGS, LLC.
(k)	Represents the income tax expense effect of the above adjustment for reallocation of net income attributable to non-controlling interests. This assumption uses an effective tax rate of 25.5% and 25.0% for the adjustments for the 2021 and 2020 periods, respectively.
(l)	Typically represents adjustments to reflect the income tax benefit of losses of consolidated C-corporations that under the Company’s current equity structure cannot be used against the income of other consolidated subsidiaries of CWGS, LLC. However, for the three and nine months ended September 30, 2021, this adjustment included the reversal of the $0.3 million expense and $14.5 million benefit, respectively, from changes in the valuation allowance for Camping World, Inc. Subsequent to the exchange of all common units in CWGS, LLC, the Company believes certain actions could be taken such that the C-corporations’ losses could offset income of other consolidated subsidiaries. The adjustment reflects the income tax benefit assuming effective tax rate of 25.5% and 25.0% during the 2021 and 2020 periods, respectively, for the losses experienced by the consolidated C-corporations for which valuation allowances have been recorded. No assumed release of valuation allowance established for previous periods were included in these amounts and the $14.5 million release of valuation allowance during the nine months ended September 30, 2021 was considered to be reversed and excluded from adjusted net income (loss) attributable to Camping World Holdings, Inc. – diluted for purposes of this calculation.
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

Due to these limitations, the Non-GAAP Financial Measures should not be considered as measures of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using these Non-GAAP Financial Measures only supplementally. As noted in the tables above, certain of the Non-GAAP Financial Measures include adjustments for loss and expense on debt restructure, long-lived asset impairment, lease termination costs, gains and loss on sale or disposal of assets, equity-based compensation, Tax Receivable Agreement liability, restructuring costs related to the 2019 Strategic Shift, other unusual or one-time items, and the income tax expense effect described above, as applicable. It is reasonable to expect that certain of these items will occur in future periods. However, we believe these adjustments are appropriate because the amounts recognized can vary significantly from period to period, do not directly relate to the ongoing operations of our business and complicate comparisons of our internal operating results and operating results of other companies over time. Each of the normal recurring adjustments and other adjustments described in this paragraph and in the reconciliation tables above help management with a measure of our core operating performance over time by removing items that are not related to day-to-day operations.

Liquidity and Capital Resources

General

Our primary requirements for liquidity and capital have been working capital, inventory management, acquiring and building new retail locations, the improvement and expansion of existing retail locations, debt service, distributions to holders of equity interests in CWGS, LLC and our Class A common stock, and general corporate needs. These cash requirements have historically been met through cash provided by operating activities, cash and cash equivalents, proceeds from registered offerings of our Class A common stock, borrowings under our Senior Secured Credit Facilities (as defined below), borrowings under our Floor Plan Facility (as defined below) and borrowings under our Real Estate Facilities (as defined below).

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

On October 30, 2020, our board of directors authorized a stock repurchase program for the repurchase of up to $100.0 million of our Class A common stock, expiring on October 31, 2022. On August 3, 2021, our Board of Directors authorized an increase and extension of the stock repurchase program for the repurchase of up to an additional $125.0 million of our Class A common stock, expiring on August 31, 2023. Repurchases under the program are subject to any applicable limitations on the availability of funds to be distributed to the Company by CWGS, LLC to fund the repurchase and may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases to be determined at our discretion, depending on market conditions and corporate needs. Open market repurchases will be structured to occur in accordance with applicable federal securities laws, including within the pricing and volume requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended. We may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of our shares under this authorization. This program does not obligate us to acquire any particular amount of Class A common stock and the program may be extended, modified, suspended or discontinued at any time at the Board’s discretion. We expect to fund the repurchases using cash on hand. During the nine months ended September 30, 2021, we repurchased 2,209,465 shares of our Class A common stock for $86.8 million, including broker commissions. As of September 30, 2021, $116.7 million is available under the stock repurchase program to repurchase additional shares of our Class A common stock.

For the three months ended September 30, 2021, we paid a regular quarterly cash dividend on our Class A common stock of $0.50 per share, which was funded with a $0.15 per common unit cash distribution from CWGS, LLC and the remainder funded with all or a portion of the Excess Tax Distribution (as defined under “Dividend Policy” included in Part II, Item 5 of our Annual Report). CWGS, LLC is required to make cash distributions in accordance with the CWGS LLC Agreement in an amount sufficient for us to pay any expenses incurred by us in connection with the regular quarterly cash dividend, along with any of our other operating expenses and other obligations. Our dividend policy has certain risks and limitations, particularly with respect to liquidity, and we may not pay dividends according to our policy, or at all.

As described above, CWGS, LLC intends to make a regular quarterly cash distribution to its common unit holders, including us, and we intend to use all of the proceeds from such distribution on our common units to pay a portion of our regular quarterly cash dividend on our Class A common stock, subject to our discretion as the sole managing member of CWGS, LLC and the discretion of our board of directors. On August 23, 2021, our board of directors approved the increase of the portion of the quarterly dividend funded by these quarterly cash distributions from CWGS, LLC to $0.15 per share of Class A common stock from $0.10 per share. Between July 20, 2020 and April 29, 2021, the portion of the quarterly cash dividend funded by these quarterly cash distributions from CWGS, LLC had previously been raised in several incremental steps to $0.10 per share from $0.08 per share.

Additionally, as described above, we currently intend to pay a portion of our regular quarterly cash dividend with all or a portion of the Excess Tax Distribution to the holders of our Class A common stock subject to the discretion of our board of directors as described under “Dividend Policy” in our Annual Report. Prior to 2021, this portion of our dividend relating to all or a portion of the Excess Tax Distribution was referred to as a special dividend. On August 23, 2021, our board of directors increased the quarterly cash dividend relating to all or a portion of the Excess Tax Distribution to $0.35 per share of Class A common stock from $0.15 per share. Between July 20, 2020 and April 29, 2021, the quarterly cash dividend relating to all or a portion of the Excess Tax Distribution had previously been raised in several incremental steps to $0.15 per share from $0.0732 per share.

During the nine months ended September 30, 2021, we acquired twelve dealerships having an aggregate value of $99.7 million (see Note 11 – Acquisitions to our condensed consolidated financial statements included in Part 1, Item 1 of this Form 10-Q) and purchased $61.1 million of real property. Additionally, through 2022, our expansion of dealerships is expected to cost between $240.0 million and $330.0 million for a combination of business acquisitions and capital expenditures relating to land, buildings, and improvements. Factors that could impact the quantity of future locations or the cost to acquire or open those locations include, but are not limited to, our ability to locate potential acquisition targets or greenfield locations in a geographic area and at a cost that meet our success criteria; continued strong cash flow generation from our operations to fund these acquisitions and new locations; and availability of financing on our Floor Plan Facility.

During the nine months ended September 30, 2021, we incurred long-lived asset impairment charges of $1.4 million related to the 2019 Strategic Shift. We expect that none of the foregoing charges will result in future cash expenditures. Additionally, in connection with the 2019 Strategic Shift, we have incurred or expect to incur costs relating to one-time employee termination benefits of $1.2 million, lease termination costs of between $18.0 million and $34.0 million, incremental inventory reserve charges of $57.4 million, and other associated costs of $40.0 million to $44.0 million. We expect that approximately $10.4 million to $14.4 million of other associated costs and $4.5 million to $20.5 million of lease termination costs will result in future cash expenditures. For a discussion of the 2019 Strategic Shift, see Note 4 — Restructuring and Long-lived Asset Impairment to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

There has been significant uncertainty surrounding the impact of the COVID-19 pandemic on our results of operations and cash flows. As a result, we initially took proactive steps to increase cash available on-hand, including, but not limited to, reducing cash expenditures, including wage reductions through a combination of temporary salary reductions, layoffs, and furloughs; negotiating payment deferrals with lessors; reducing marketing and promotional expenses; and delaying strategic capital expenditures. As demand for our products accelerated and our cash position improved, most of the temporary salary reductions ended in May 2020. Additionally, as a result of our improved cash position, we made voluntary principal payments in June 2020 of $9.6 million on our Previous Term Loan Facility and $20.0 million on our Revolving Credit Facility and, in June 2021, we reduced the outstanding principal of our indebtedness by $38.6 million with the closing of our

New Senior Secured Credit Facilities. We are continually monitoring the COVID-19 pandemic and its potential impacts on our business. If stay-at-home and shelter-in-place restrictions are put back into place, we may choose to re-implement cost reduction measures.

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

As of September 30, 2021 and December 31, 2020, we had working capital of $515.3 million and $458.7 million, respectively, including $132.8 million and $166.1 million, respectively, of cash and cash equivalents. Our working capital reflects the cash provided by deferred revenue and gains reported under current liabilities of $100.7 million and $88.2 million as of September 30, 2021 and December 31, 2020, respectively. Deferred revenue primarily consists of cash collected for club memberships and roadside assistance contracts in advance of services to be provided, which is deferred and recognized as revenue over the life of the membership, and deferred revenue for the annual guide. We use net proceeds from this deferred membership revenue to lower our long-term borrowings and finance our working capital needs. Our Floor Plan Facility includes a flooring line aggregate interest reduction (“FLAIR”) offset account that allows us to transfer cash as an offset to the payables under the Floor Plan Facility. The FLAIR offset account at September 30, 2021 was $181.6 million, $178.8 million of which could have been withdrawn while remaining in compliance with the financial covenants of the Floor Plan Facility.

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

Cash Flow

The following table shows summary cash flow information for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended
	September 30,
(In thousands)	2021	2020
Net cash provided by operating activities	$571,876	$928,518
Net cash used in investing activities	(256,315)	(13,870)
Net cash used in financing activities	(348,838)	(579,529)
Net increase (decrease) in cash and cash equivalents	$(33,277)	$335,119

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

Net cash provided by operating activities was $571.9 million in the nine months ended September 30, 2021, a decrease of $356.6 million from $928.5 million of net cash provided by operating activities in the nine months ended September 30, 2020. The decrease was primarily due to a $430.6 million decrease in inventory in 2020 in addition to a $198.3 million increase in inventory in 2021, a $46.8 decrease in accounts receivable, and a $16.7 million reduction in deferred income taxes, partially offset by a $278.9 million increase in net income, $31.5 million of increased accounts payable and other accrued expenses, a $12.3 million increase in deferred revenue and $13.1 million of other cash uses.

Investing activities. Our investment in business activities primarily consists of expanding our operations through organic growth and the acquisition of retail locations. Substantially all of our new retail locations and capital expenditures have been financed using cash provided by operating activities and borrowings under our Senior Secured Credit Facilities.

The table below summarizes our capital expenditures for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended
	September 30,
(In thousands)	2021	2020
IT hardware and software	$5,383	$5,846
Greenfield and acquired retail locations	37,489	3,899
Existing retail locations	45,419	9,695
Corporate and other	269	863
Total capital expenditures	$88,560	$20,303

Our capital expenditures consist primarily of investing in acquired and greenfield retail and RV dealership locations, existing retail locations, information technology, hardware, and software. The expected capital expenditures relating to new dealerships and real estate purchases through December 31, 2022 are discussed above, but there were no material commitments for capital expenditures as of September 30, 2021.

Net cash used in investing activities was $256.3 million for the nine months ended September 30, 2021. The $256.3 million of cash used in investing activities was comprised of $99.7 million for the purchase of RV and outdoor retail businesses, $88.6 million of capital expenditures primarily related to retail locations, $61.1 million for the purchase of real property, $8.0 million of investment in businesses, and $2.6 million for the purchase of intangible assets, partially offset by proceeds of $2.3 million from the sale of property and equipment and $1.4 million from the sale of real property. See Note 11 – Acquisitions to our condensed consolidated financial statements included in Part 1, Item 1 of this Form 10-Q.

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

Our net cash used in financing activities was $348.8 million for the nine months ended September 30, 2021. The $348.8 million of cash used in financing activities was primarily due to $179.7 million of member distributions, $174.1 million of payments on long-term debt, $86.8 million for the repurchase of Class A common stock, $44.8 million of dividends paid on Class A common stock, $7.2 million of RSU shares withheld for tax, $2.2 million for finance lease payments, and $1.8 million of debt issuance costs, partially offset by $124.9 million of proceeds from long-term debt, $19.2 million of net proceeds from borrowings under the Floor Plan Facility, and $3.8 million of proceeds from exercise of stock options.

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

Description of Senior Secured Credit Facilities, Floor Plan Facility and Real Estate Facilities

As of September 30, 2021 and December 31, 2020, we had outstanding debt in the form of our Senior Secured Credit Facilities, our Floor Plan Facility, and our Real Estate Facilities (each defined below). We may from time to time seek to refinance, retire or exchange our outstanding debt. Such refinancings, repayments or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. For additional information regarding our interest rate risk and interest rate hedging instruments, see “Quantitative and Qualitative Disclosures About Market Risk” in Part I, Item 3 of this Form 10-Q.

Senior Secured Credit Facilities

As of September 30, 2021 and December 31, 2020, CWGS Group, LLC (the “Borrower”), a wholly-owned subsidiary of CWGS, LLC, was party to separate credit agreements (the “New Credit Agreement” as of June 30, 2021 and, as amended from time to time, the “Previous Credit Agreement” as of December 31, 2020) for senior secured credit facilities (the “New Senior Secured Credit Facilities” as of June 30, 2021, the “Previous Senior Secured Credit Facilities” as of December 31, 2020, and collectively the “Senior Secured Credit Facilities”). The New Senior Secured Credit Facilities consist of a $1.100 billion term loan facility (the “New Term Loan Facility”) and a $65.0 million revolving credit facility (the “New Revolving Credit Facility”). The Previous Senior Secured Credit Facilities consisted of a $1.195 billion term loan facility (the “Previous Term Loan Facility”) and a $35.0 million revolving credit facility (the “Previous Revolving Credit Facility”). On June 3, 2021, concurrently with the closing of the New Credit Agreement, we repaid and extinguished the Previous Senior Secured Credit Facilities with the proceeds from borrowing the full amount available under the New Term Loan Facility and paying an additional $61.4 million from cash on hand, resulting in an overall reduction of outstanding principal of $38.6 million. The New Term Loan Facility requires mandatory principal payments in equal quarterly installments of $2.8 million, which commenced on June 30, 2021. The New Revolving Credit

Facility matures on June 3, 2026, and the New Term Loan Facility matures on June 3, 2028. As of September 30, 2021, the average interest rate on the New Term Loan Facility was 3.25%.

The Credit Agreement for our New Senior Secured Credit Facilities requires the “Borrower” and its subsidiaries to comply on a quarterly basis with a maximum total net leverage ratio (as defined in the New Credit Agreement), which covenant is in effect only if, as of the end of each calendar quarter, the aggregate amount of borrowings under the revolving credit facility (including swingline loans), letters of credit and unreimbursed letter of credit disbursements outstanding at such time is greater than 35% of the total commitment on the New Revolving Credit Facility (excluding (i) up to $15.0 million attributable to any outstanding undrawn letters of credit and (ii) any cash collateralized or backstopped letters of credit), as defined in the New Credit Agreement. As of September 30, 2021, we were not subject to this covenant as borrowings under the New Revolving Credit Facility did not exceed the 35% threshold. To the extent that we are unable to comply with the maximum total net leverage ratio in the future, we would be unable to borrow under the Revolving Credit Facility and may need to seek alternative sources of financing in order to operate and finance our business as we deem appropriate. Our borrowing capacity under the New Revolving Credit Facility at September 30, 2021 was limited to $60.1 million of borrowings. At September 30, 2021, we would have met this covenant if we had exceeded the 35% threshold. We were in compliance with all applicable debt covenants at September 30, 2021 and December 31, 2020. Additionally, the Borrower is required to prepay the term loan borrowings in an aggregate amount up to 50% of excess cash flow, as defined in the New Credit Agreement, for such fiscal year depending on the total net leverage ratio beginning with the year ended December 31, 2022. We are not subject to an additional excess cash flow payment relating to 2021 under the New Term Loan Facility and we were not required to make an additional excess cash flow payment relating to 2020 under the Previous Term Loan Facility.

See our Annual Report and Note 6 – Long-term Debt to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for a further discussion of the outstanding amounts, available borrowings and terms of the Senior Secured Credit Facilities.

Floor Plan Facility

On September 30, 2021, FreedomRoads, LLC (“FR”) entered into the Eighth Amended and Restated Credit Agreement (“Post-Amendment Floor Plan Facility”) that amended the Seventh Amended and Restated Credit Agreement (“Pre-Amendment Floor Plan Facility” and collectively the “Floor Plan Facility”) that was previously entered into on December 12, 2017. The Post-Amendment Floor Plan Facility allows FR to borrow (a) up to $1.70 billion of floor plan notes payable, an increase from $1.38 billion under the Pre-Amendment Floor Plan Facility, (b) up to $30.0 million under a letter of credit facility, an increase from $15.0 million under the Pre-Amendment Floor Plan Facility, and (c) up to a maximum amount outstanding of $70.0 million under the revolving line of credit, an increase from $42.0 million under the Pre-Amendment Floor Plan Facility. The Post-Amendment Floor Plan Facility removes the $3.0 million quarterly reduction in the maximum amount outstanding under the revolving line of credit under the Pre-Amendment Floor Plan Facility. The Post-Amendment Floor Plan Facility also includes an accordion feature allowing FR, at its option, to increase the aggregate amount of the floor plan notes payable in $50 million increments up to a maximum amount of $200 million. The lenders under the Post-Amendment Floor Plan Facility are not under any obligation to provide commitments in respect of any such increase. In addition, the maturity of the Post-Amendment Floor Plan Facility was extended to September 30, 2026 from March 15, 2023 under the Pre-Amendment Floor Plan Facility. The Post-Amendment Floor Plan Facility may continue to be used to finance (i) up to 100% of our new RV inventory, and (ii) various percentages of our used RV inventory, as determined by reference to the most recently published National Automobile Dealers Association RV Industry Appraisal Guide. Additionally, we may borrow, repay and reborrow under the revolving line of credit for general corporate purposes.

As of September 30, 2021 and December 31, 2020, the applicable interest rate for the floor plan notes payable under the Pre-Amendment Floor Plan Facility was 2.14% and 2.20%, respectively. Effective October 1, 2021 under the Post-Amendment Floor Plan Facility, at the Company’s option, the floor plan notes payable, and borrowings for letters of credit, in each case, under the Post-Amendment Floor Plan Facility bear interest at a rate per annum equal to the floating Bloomberg Short-Term Bank Yield Index rate (“BSBY”) plus the applicable rate of 1.90% to 2.50% determined based on FR’s consolidated current ratio, or, the base rate plus the applicable rate of 0.40% to 1.00% determined based on FR’s consolidated current ratio. As of October 1,

2021, the applicable interest rate for the floor plan notes payable under the Post-Amendment Floor Plan Facility was 1.95%.

As of September 30, 2021 and December 31, 2020, the applicable interest rate for revolving line of credit borrowings under the Pre-Amendment Floor Plan Facility was 2.49% and 2.55%, respectively. Effective October 1, 2021 under the Post-Amendment Floor Plan Facility, revolving line of credit borrowings bear interest at a rate per annum equal to, at the Company’s option, either: (a) a floating BSBY rate, plus 2.25%, in the case of floating BSBY rate loans, or (b) a base rate determined by reference to the greatest of: (i) the federal funds rate plus 0.50%, (ii) the prime rate published by Bank of America, N.A. and (iii) the floating BSBY rate plus 1.75%, plus 0.75%, in the case of base rate loans. As of October 1, 2021, the applicable interest rate for revolving line of credit borrowings under the Post-Amendment Floor Plan Facility was 2.30%..

The credit agreement governing the Floor Plan Facility contains certain financial covenants, which we were in compliance with at September 30, 2021 and December 31, 2020.

See our Annual Report and Note 3 – Inventories and Floor Plan Payables to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for a further discussion of the outstanding amounts, available borrowings and terms of the Floor Plan Facility.

Real Estate Facilities

On November 8, 2018 and September 22, 2021, Camping World Property, Inc. (the ‘‘Real Estate Borrower’’), an indirect wholly-owned subsidiary of CWGS, LLC, and CIBC Bank USA (“Lender”), entered into loan and security agreements for real estate credit facilities (as amended from time to time, the “First Real Estate Facility” and the “Second Real Estate Facility”, respectively, and collectively the “Real Estate Facilities”) with aggregate maximum principal capacities of $21.5 million and $9.0 million for the First Real Estate Facility and Second Real Estate Facility, respectively.

As of September 30, 2021, the First Real Estate Facility and Second Real Estate Facility had outstanding principal balances of $4.3 million and $8.9 million, respectively, net of unamortized finance costs, and an interest rate of 2.88% for each of the Real Estate Facilities. As of September 30, 2021, the Company had no available capacity under the Real Estate Facilities.

The Real Estate Facilities are subject to certain cross default provisions, a debt service coverage ratio, and other customary covenants which we were in compliance with at September 30, 2021 and December 31, 2020.

See our Annual Report and Note 6 – Long-term Debt to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for a further discussion of the terms of the Real Estate Facilities.

Sale/Leaseback Arrangements

We have in the past and may in the future enter into sale-leaseback transactions to finance certain property acquisitions and capital expenditures, pursuant to which we sell property and/or leasehold improvements to third parties and agree to lease those assets back for a certain period of time. Such sales generate proceeds which vary from period to period.

Deferred Revenue

Deferred revenue consists of our sales for products not yet recognized as revenue at the end of a given period. Our deferred revenue as of September 30, 2021 was $173.4 million.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements other than short-term leases not included in our lease obligation.

Contractual Obligations

As discussed in Note 6 Long-term Debt to our condensed consolidated financial statements in Item 1, Part I of this Form 10-Q, the New Senior Secured Credit Facilities replaced the Previous Senior Secured Credit Facilities in June 2021. As of September 30, 2021, long-term debt, including the current portion, was $1.1 billion, of which $3.0 million is estimated to be payable during the three months ended December 31, 2021 and $12.2 million, $15.7 million, $11.5 million, and $11.5 million is estimated to be payable during the years ended December 31, 2022, 2023, 2024, and 2025, respectively, with the remainder due during periods after December 31, 2025. Interest on long-term debt is estimated to be $9.2 million during the three months ended December 31, 2021 and $36.1 million, $35.7 million, $35.3 million, and $34.8 million is estimated for the years ended December 31, 2022, 2023, 2024, and 2025, respectively, with $82.6 million estimated for periods after December 31, 2025. We estimated interest payments through the maturity of our long-term debt by applying the interest rate in effect as of September 30, 2021 (see Note 6 – Long-Term Debt to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q).

As discussed in Note 3 – Inventories Floor Plan Payables to our condensed consolidated financial statements in Item 1, Part I of this Form 10-Q, the maximum allowed amount under the revolving line of credit increased to $70 million on September 30, 2021 per the Floor Plan Facility. As of September 30, 2021, the revolving line of credit borrowed, including the current portion, was $20.9 million, of which $0 million is estimated to be payable during the three months ended December 31, 2021 and $0 million is estimated to be payable for each of the years ended December 31, 2022, 2023, 2024, and 2025. Interest payments on the revolving line of credit is estimated to be $0.1 million during the three months ended December 31, 2021, and $0.5 million is estimated for each of the years ended December 31, 2022, 2023, 2024 and 2025. We estimated interest payments through the maturity of our revolving line of credit applying the interest rate in effect as of September 30, 2021.

As discussed in Note 11 – Income Taxes to our condensed consolidated financial statements in Item 1, Part I of this Form 10-Q, the Tax Receivable Agreement liability increased as a result of redemptions of common units during the period. As of September 30, 2021, the Tax Receivable Agreement liability, including the current portion, was $179.9 million, of which $12.3 million, $11.5 million, $11.8 million, $12.1 million are estimated to be payable during the years ended December 31, 2022, 2023, 2024, and 2025, respectively, with the remainder estimated to be payable during periods after December 31, 2025.

There were no other material changes in our commitments during the three months ended September 30, 2021 under contractual obligations from those disclosed in our Annual Report outside the course of normal business.

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

Recent Accounting Pronouncements

See Note 1 – Summary of Significant Accounting Policies to our condensed consolidated financial statements in Item 1, Part I of this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For a discussion of the Company’s quantitative and qualitative disclosures about market risks, see Item 7A. Quantitative and Qualitative Disclosures About Market Risks, in our Annual Report. As of September 30, 2021, there have been no material changes in this information.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2021.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control performed during the fiscal quarter ended September 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information related to our repurchases of Class A common stock for the periods indicated:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs(1)
July 1, 2021 to July 31, 2021	29,751	$40.32	29,751	$31,806,000
August 1, 2021 to August 31, 2021	—	—	—	156,806,000
September 1, 2021 to September 30, 2021	1,029,972	38.99	1,029,972	116,672,000
Total	1,059,723	$39.03	1,059,723	$116,672,000

(1)	On October 30, 2020, the Company’s Board of Directors authorized a stock repurchase program for the repurchase of up to $100.0 million of the Company’s Class A common stock, expiring on October 31, 2022. On August 3, 2021, the Company’s Board of Directors authorized an increase and extension of the stock repurchase program for the repurchase of up to an additional $125.0 million of the Company’s Class A common stock, expiring on August 31, 2023. This program does not obligate the Company to acquire any particular amount of Class A common stock and the program may be extended, modified, suspended or discontinued at any time at the Board’s discretion.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibits Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Camping World Holdings, Inc.	10-Q	001-37908	3.1	11/10/16

3.2	Amended and Restated Bylaws of Camping World Holdings, Inc.	10-Q	001-37908	3.2	11/10/16

4.1	Specimen Stock Certificate evidencing the shares of Class A common stock	S-1/A	333-211977	4.1	9/13/16

		8-K		10.1

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.1

Amendment to Loan and Security Agreement, dated as of September 22, 2021 between Camping World Property, Inc., a Delaware corporation, as borrower, the other loan parties party thereto and CIBC Bank USA, as lender

*

10.2	Eighth Amended and Restated Credit Agreement, dated September 30, 2021, among FreedomRoads, LLC, as the company and a borrower, certain subsidiaries of FreedomRoads, LLC, as subsidiary borrowers, Bank of America, N.A., as administrative agent and letter of credit issuer, and the other lenders party thereto	8-K	001-37908	10.1	10/6/21

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer					*

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer					*

32.1	Section 1350 Certification of Chief Executive Officer					**

32.2	Section 1350 Certification of Chief Financial Officer					**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					***

101.SCH	Inline XBRL Taxonomy Extension Schema Document					***

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					***

101.DEF	Inline XBRL Extension Definition Linkbase Document					***

101.LAB	Inline XBRL Taxonomy Label Linkbase Document					***

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					***

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					***

*     Filed herewith

**    Furnished herewith

***   Submitted electronically herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Camping World Holdings, Inc.

Date: November 3, 2021	By:	/s/ Karin L. Bell
Karin L. Bell
Chief Financial Officer

(Authorized Officer and Principal Financial Officer and Principal Accounting Officer)