Form 10-K
period 2021-12-31
Camping World Holdings, Inc.
filed 2022-02-24
CIK 1669779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, as of June 30, 2021, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $1,735,887,972. Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the Registrant as of such date have been excluded because such persons may be deemed to be affiliates.

As of February 18, 2022, the registrant had 44,213,826 shares of Class A common stock outstanding, 41,466,964 shares of Class B common stock outstanding, and one share of Class C common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to its 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2021 are incorporated herein by reference in Part III.

Camping World Holdings, Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2021

Summary of Principal Risk Factors

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. In evaluating our company, you should consider carefully this summary of risks and uncertainties described below together with the other information included in this Annual Report on Form 10-K (“Form 10-K”), including our consolidated financial statements and related notes included in Part II, Item 8, “Financial Statements and Supplementary Data” in this Form 10-K. The occurrence of any of the following risks may materially and adversely affect our business, financial condition, results of operations and future prospects:

●	The COVID-19 pandemic has had, and could have in the future, certain negative impacts on our business, and such impacts may have a material adverse effect on our results of operations, financial condition and cash flows.
●	We may not successfully execute or achieve the expected benefits of our 2019 Strategic Shift (as defined below) and this program may result in further asset impairment charges and adversely affect the Company’s business.
●	Our business is affected by the availability of financing to us and our customers.
●	Fuel shortages, or higher prices for fuel, could have a negative effect on our business.
●	Our success depends to a significant extent on the well-being, as well as the continued popularity and reputation for quality, of our manufacturers, particularly Thor Industries, Inc. and Forest River, Inc.
●	Our business model is impacted by general economic conditions in our markets, and ongoing economic and financial uncertainties could cause a decline in consumer spending that could adversely affect our business, financial condition and results of operations.
●	Changes in consumer preferences for our products or our failure to gauge those preferences could lead to reduced sales and increased cost of sales and selling, general and administrative expenses.
●	Competition in the market for services, protection plans, products and resources targeting the RV lifestyle or RV enthusiast could reduce our revenue and profitability
●	Our expansion into new, unfamiliar markets, businesses, product lines or categories presents increased risks that may prevent us from being profitable in these new markets, businesses, product lines or categories. Delays in opening or acquiring new retail locations could have a material adverse effect on our business, financial condition and results of operations.
●	Unforeseen expenses, difficulties, and delays encountered in connection with acquisitions and new store openings could inhibit our growth and negatively impact our profitability.
●	Failure to maintain the strength and value of our brands could have a material adverse effect on our business, financial condition and results of operations.
●	Our failure to successfully order and manage our inventory to reflect consumer demand in a volatile market and anticipate changing consumer preferences and buying trends has and may continue to have an adverse effect on our business, financial condition and results of operations.
●	Our same store revenue may fluctuate and may not be a meaningful indicator of future performance.
●	Our business is seasonal and this leads to fluctuations in sales and revenues.
●	Disruptions or breaches involving our or our third-party providers’ information technology systems or network security, such as the cybersecurity incident disclosed in February 2022, could interrupt our operations, compromise our reputation, expose us to litigation, government enforcement actions and costly response measures and could have a material adverse effect on our business, financial condition and results of operations

●	Our ability to operate and expand our business and to respond to changing business and economic conditions will depend on the availability of adequate capital.
●	Our Senior Secured Credit Facilities and our Floor Plan Facility contain restrictive covenants that may impair our ability to access sufficient capital and operate our business.
●	We primarily rely on six fulfillment and distribution centers for our retail, e-commerce and catalog businesses, and, if there is a natural disaster or other serious disruption at any such facility, we may be unable to deliver merchandise effectively to our stores or customers.
●	Natural disasters, whether or not caused by climate change, unusual weather conditions, epidemic outbreaks, terrorist acts or political events could disrupt our business and result in lower sales and otherwise adversely affect our financial performance.
●	We depend on our relationships with third-party providers of services, protection plans, products and resources and a disruption of these relationships or these providers’ operations could have an adverse effect on our business and results of operations.
●	Because certain of the products that we sell are manufactured abroad, we may face delays, new or increased tariffs, increased cost or quality control deficiencies in the importation of these products, which could reduce our net sales and profitability.
●	A portion of our net income is from financing, insurance and extended service contracts, which depend on third-party lenders and insurance companies. We cannot assure you third-party lending institutions will continue to provide financing for RV purchases.
●	If we are unable to retain senior executives and attract and retain other qualified employees, our business might be adversely affected.
●	We are subject to risks associated with leasing substantial amounts of space.
●	Our private brand offerings expose us to various risks.
●	We could incur impairment charges for goodwill, intangible assets or other long-lived assets.
●	Our business is subject to numerous federal, state and local regulations and litigation risks.
●	We are subject to risks associated with our organizational structure.
●	There are risks associated with ownership of our Class A common stock.

BASIS OF PRESENTATION

As used in this Form 10-K, unless the context otherwise requires, references to:

●	“we,” “us,” “our,” the “Company,” “Camping World,” “Good Sam” and similar references refer to Camping World Holdings, Inc., and, unless otherwise stated, all of its subsidiaries, including CWGS Enterprises, LLC, which we refer to as “CWGS, LLC” and, unless otherwise stated, all of its subsidiaries.
●	"Active Customer" refers to a customer who has transacted with us in any of the eight most recently completed fiscal quarters prior to the date of measurement. Unless otherwise indicated, the date of measurement is December 31, 2021, our most recently completed fiscal quarter.
●	“Continuing Equity Owners” refers collectively to ML Acquisition, funds controlled by Crestview Partners II GP, L.P. and the Former Profits Unit Holders and each of their permitted transferees that own common units in CWGS, LLC and who may redeem at each of their options their common units for, at our election (determined solely by our independent directors within the meaning of the rules of the New York Stock Exchange who are disinterested), cash or newly-issued shares of our Class A common stock.
●	“Crestview” refers to Crestview Advisors, L.L.C., a registered investment adviser to private equity funds, including funds affiliated with Crestview Partners II GP, L.P.
●	“CWGS LLC Agreement” refers to CWGS, LLC’s amended and restated limited liability company agreement, as amended.
●	“Former Equity Owners” refers to those Original Equity Owners controlled by Crestview Partners II GP, L.P. that have exchanged their direct or indirect ownership interests in CWGS, LLC for shares of our Class A common stock in connection with the consummation of our initial public offering (“IPO”).
●	“Former Profits Unit Holders” refers collectively to our named executive officers (excluding Marcus Lemonis and Matthew Wagner), Andris A. Baltins and K. Dillon Schickli, who are members of our Board of Directors, and certain other current and former non-executive employees and former directors, in each case, who held common units of CWGS, LLC pursuant to CWGS, LLC’s equity incentive plan that was in existence prior to our IPO and received common units of CWGS, LLC in exchange for their profits units in CWGS, LLC.
●	“ML Acquisition” refers to ML Acquisition Company, LLC, a Delaware limited liability company, indirectly owned by each of Stephen Adams and our Chairman and Chief Executive Officer, Marcus Lemonis.
●	“ML Related Parties” refers to ML Acquisition and its permitted transferees of common units.
●	“ML RV Group” refers to ML RV Group, LLC, a Delaware limited liability company, wholly-owned by our Chairman and Chief Executive Officer, Marcus Lemonis.
●	“Original Equity Owners” refers to the direct and certain indirect owners of interests in CWGS, LLC, collectively, prior to the Reorganization Transactions and Recapitalization (as defined in Note 1 – Summary of Significant Accounting Policies and Note 18 – Stockholders’ Equity to our consolidated financial statements included in Part II, Item 8 of this Form 10-K, respectively) conducted in conjunction with our IPO, including ML Acquisition, funds controlled by Crestview Partners II GP, L.P. and the Former Profits Unit Holders.
●	“Tax Receivable Agreement” refers to the tax receivable agreement that the Company entered into with CWGS, LLC, each of the Continuing Equity Owners and Crestview Partners II GP, L.P. in connection with the Company’s IPO.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts contained in this Form 10-K may be forward-looking statements. Statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, including, among others, statements regarding the timeline for and benefits of our 2019 Strategic Shift; expected new retail location openings and closures, including greenfield locations and acquired locations; the impact of the COVID-19 pandemic on our business; the expected impact of the February 2022 cybersecurity incident; sufficiency of our sources of liquidity and capital and potential need for additional financing; our stock repurchase program; future capital expenditures and debt service obligations; refinancing, retirement or exchange of outstanding debt; expectations regarding industry trends and consumer behavior and growth; our ability to capture positive industry trends and pursue growth; our plans to increase new products offered to our customers and grow our businesses to enhance our visibility with respect to revenue and cash flow, and to increase our overall profitability; volatility in sales and potential impact of miscalculating the demand for our products or our product mix; expectations regarding increase of certain expenses in connection with our growth; expectations regarding our pending litigation, and our plans related to dividend payments, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘expects,’’ ‘‘plans,’’ ‘‘anticipates,’’ ‘‘could,’’ ‘‘intends,’’ ‘‘targets,’’ ‘‘projects,’’ ‘‘contemplates,’’ ‘‘believes,’’ ‘‘estimates,’’ ‘‘predicts,’’ ‘‘potential’’ or ‘‘continue’’ or the negative of these terms or other similar expressions. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including the important factors described in this Form 10-K under Item 1A. Risk Factors and in our other filings with the Securities and Exchange Commission (“SEC”), that may cause our actual results, performance or achievements to differ materially and adversely from those expressed or implied by the forward-looking statements.

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

PART I

ITEM 1. BUSINESS

Overview

Camping World Holdings, Inc. (together with its subsidiaries) is America’s largest retailer of recreational vehicles (“RVs”) and related products and services. Our vision is to build a long-term legacy business that makes RVing fun and easy, and our Camping World and Good Sam brands have been serving RV consumers since 1966. We strive to build long-term value for our customers, employees, and shareholders by combining a unique and comprehensive assortment of RV products and services with a national network of RV dealerships, service centers and customer support centers along with the industry’s most extensive online presence and a highly-trained and knowledgeable team of associates serving our customers, the RV lifestyle, and the communities in which we operate. We also believe that our Good Sam organization and family of programs and services uniquely enables us to connect with our customers as stewards of the RV lifestyle. On December 31, 2021, we operated a total of 187 retail locations, with 185 of these selling and/or servicing RVs.

Business Strategy

Key elements of our business strategy are:

Offer a Unique and Comprehensive Assortment of RV Products and Services. We believe our product and service offerings represent the best and most comprehensive assortment of services, protection plans, products and resources in the RV industry. Many of our offerings, including our Good Sam services and plans, our private label RVs, and our private label accessories, are unique to us and have been developed in collaboration with leading industry suppliers and RV enthusiasts. With more than 50 years of RV industry experience, 185 retail locations selling and/or servicing RVs, and 5.5 million Active Customers, we believe our size and scale allows us to deliver exceptional value to our customers.

Operate a National Network of RV Dealerships and Service Centers. As of December 31, 2021, we operated a national network of 185 RV dealerships and/or service centers. The majority of these RV dealerships and service centers are conveniently located off major highways and interstates in key RV markets, staffed with knowledgeable local team members offering expert advice and a comprehensive assortment of RV-related products and services. Our RV dealerships and service centers are a one-stop-shop for everything RV and give RV consumers peace of mind that they can find what they need when they need it in their local market or while traveling throughout the country.

Focus on Customer Service. We believe customer service is a critical component of our business. Our dealerships and service centers are staffed with knowledgeable local team members offering expert advice and a wide assortment of products and services. We currently operate call centers in Denver, CO, Bowling Green, KY, Greenville, NC, and Island Lake, IL. All associates at our call centers have been cross trained, and the call centers have redundant services and systems in place in the event of a power or connectivity disruption at one of our call center locations. Our goal is that every call – whether to one of our call centers or to a store – will be answered promptly by a live person. Our call center specialists are extensively trained to assist customers with complex orders and provide a level of service that leads to exceptional customer service and long-term customer relationships. In 2021, our call centers handled more than 2.4 million calls and responded to over 360,000 emails and social media communications.

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

Stewards of the RV Lifestyle. We believe that our Good Sam organization and family of programs and services uniquely enables us to connect with our customers as stewards of the RV lifestyle. Good Sam programs such as extended vehicle warranty programs, roadside assistance plans, vehicle and home insurance programs, and Good Sam TravelAssist travel protection plans help to ensure our customers’ health and safety while traveling, and our Good Sam Club, co-branded credit card and vehicle protection plans provide great value to keep our customers’ RVs in top shape while providing a host of discounts and services all designed to enhance the overall customer RV experience. By providing unique programs that promote the health, safety and protection of the RV community, the Company drives an unparalleled opportunity to build a large, loyal, and growing community of RV enthusiasts to whom we can provide our basket of products and services for years to come.

Background, Restructuring and Recent Developments

Founded in 1966, our Good Sam and Camping World brands have been serving RV owners and outdoor enthusiasts for more than 50 years. Good Sam combined with Camping World in 1997, when the Good Sam Club had approximately 911,000 members and Camping World had 26 retail locations. In 2011, Camping World Good Sam combined with FreedomRoads, a successful RV dealership business founded in 2003, to form the largest provider of products and services for RVs in North America. From 2011 to date, we have continued to expand our footprint of RV dealerships through new store openings and acquisitions.

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

In 2019, we made a strategic decision to refocus our business around our core RV competencies. In August of 2019, we divested 13 specialty store locations under the Uncle Dan’s and Rock Creek nameplates. On September 3, 2019, our Board of Directors approved a plan to strategically shift our business away from locations where we did not have the ability or where it was not feasible to sell and/or service RVs (the “2019 Strategic Shift”). As of December 31, 2020, the Company had completed the store closures and divestitures relating to the 2019 Strategic Shift. Additionally, under the 2019 Strategic Shift we rebranded Gander Outdoors to Gander RV and, through September 30, 2021, have recorded all of the inventory reserve charges for the exit of certain non-RV outdoor product categories. For more information on the impact to our 2021, 2020 and 2019 financial results, please see Note 5 – Restructuring and Long-lived Asset Impairment to our consolidated financial statements included in Part II, Item 8 of this Form 10-K.

Segments and Offerings

We operate two reportable segments: (i) Good Sam Services and Plans and (ii) RV and Outdoor Retail. See Note 22 — Segment Information to our consolidated financial statements included in Part II, Item 8 of this Form 10-K for further information regarding our reportable segments.

The following table presents revenue and gross profit details for our product and service offerings for the year ended December 31, 2021:

	Year Ended December 31, 2021
		Percent of		Percent of
($ in thousands)	Revenue(1)	Revenue	Gross Profit(2)	Gross Profit	Gross Margin

Good Sam Services and Plans	$180,722	2.6%	$107,845	4.4%	59.7%
New vehicles	3,299,454	47.7%	875,976	35.7%	26.5%
Used vehicles	1,686,217	24.4%	438,423	17.8%	26.0%
Products, service and other	1,100,942	15.9%	394,868	16.1%	35.9%
Finance and insurance, net	598,475	8.7%	598,475	24.4%	100.0%
Good Sam Club	47,944	0.7%	40,741	1.7%	85.0%
Total	$6,913,754	100.0%	$2,456,328	100.0%	35.5%
(1)	Components of revenue are presented after intersegment eliminations.
(2)	Gross profit is presented exclusive of depreciation and amortization, which is presented separately in operating expenses.

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

Our Good Sam Services and Plans segment offerings include:

●	Good Sam extended vehicle service contracts. We offer mechanical breakdown insurance underwritten and insured by a third party to members of the Good Sam Club. The contracts cover the cost of parts, labor and repairs to motorized and towable RVs as well as autos, pick-up trucks and sport utility vehicles. The contracts ensure the members will have continuous protection during the life of the contracts. The third party assumes full underwriting risk associated with the contracts and we are compensated on a commission basis. As of December 31, 2021, we had approximately 59,000 contracts in force underwritten by the third party.
●	Good Sam roadside assistance plans. We offer roadside assistance plans for services such as towing, jump starting, tire changing, mobile mechanics and others. We contract with a third party to handle dispatch calls through its network of tow providers and we pay a fee per incident or call. As of December 31, 2021, we had approximately 782,000 contracts in force under our emergency roadside assistance plan.
●	Good Sam property and casualty insurance programs. We offer property and casualty insurance for RVs and other types of vehicles as well as home insurance underwritten by various insurance providers. We do not share the underwriting risk of the insurance programs and we receive a marketing fee based on the amount of premium paid to the insurance providers. For the year ended December 31, 2021, we sold, through third-party insurance providers, insurance policies with an aggregate net written premium of $302 million for which we earn a marketing fee.
●	Good Sam TravelAssist travel protection. We offer travel protection plans designed to assist travelers with medical emergency situations. The plans provide 24/7 coverage for emergency medical evacuation, return-home services, emergency medical monitoring, as well as other travel assistance services. We contract with a third party to offer travel protection plans through Good Sam TravelAssist, where the third party primarily assumes the underwriting risk through third-party underwriters. As of December 31, 2021, we had approximately 269,000 contracts in force primarily underwritten by a third party.
●	Good Sam consumer shows. We offer RV and outdoor related consumer shows designed to promote and sell RV and outdoor lifestyle and related products and services. During 2020, as a consequence of COVID-19, we reduced the number of in-person consumer shows that we promoted and operated to 24 consumer shows in 20 cities across 15 states that attracted more than 210,000 visitors. During 2021, also due to COVID-19, the Company held one in-person consumer show. By comparison, during 2019, we promoted and operated 37 consumer shows in 29 cities across 18 states that attracted more than 285,000 visitors. Further, due to ongoing COVID-19 concerns, we currently expect to hold fewer than 10 in-person consumer shows in 2022. These shows provide a strategic opportunity to expose first-time buyers and existing RV and outdoor sports enthusiasts to our products and services.
●	Other activities. We produce certain monthly and annual RV focused consumer magazines, and travel and planning directories, and operate the Coast to Coast Club which provides access to and savings at private membership campgrounds.

RV and Outdoor Retail

Our RV and Outdoor Retail segment consists of all aspects of our RV dealership operations, which includes selling new and used RVs, assisting with the financing of new and used RVs, selling protection and insurance related services and plans for RVs, servicing and repairing new and used RVs, installing RV parts and accessories, and selling RV and outdoor related products, parts and accessories. Within our RV and Outdoor Retail business, we also operate the Good Sam Club, which we believe is the largest membership-based RV organization in the world, with approximately 2.1 million members as of December 31, 2021. Membership benefits include a variety of discounts, exclusive benefits, specialty publications and other membership benefits, all of which we believe enhance the RV experience, drive customer engagement and loyalty, and provide cross-selling opportunities for our other products and services. A map depicting our national network of 185 RV dealerships and service centers as of December 31, 2021 is provided below:

Source: Statistical Surveys, Inc. (15 largest RV markets)

RV and Outdoor Retail segment offerings include:

●	New and Used Vehicles. A wide selection of new and used RVs across a range of price points, classes and floor plans. The table below contains a breakdown of our new RV unit sales and average selling price by RV class for 2021. Sales of new vehicles represented 47.4%, 51.8% and

48.5% of total revenue for 2021, 2020 and 2019, respectively. Sales of used vehicles represented 24.4%, 18.1% and 17.5% of total revenue for 2021, 2020, and 2019, respectively.

•	Vehicle financing. Through arrangements with third-party lenders we are able to provide financing for most of the new and used RVs we sell through our retail locations. Generally, our financing transactions are structured through long-term retail installment sales contracts with terms of up to 20 years, which we enter into with our customers on behalf of our third-party lenders. The retail installment sales contracts are then assigned on a non-recourse basis, with the third-party lender assuming underwriting and credit risk. In 2021, we arranged financing transactions for approximately 75.2% of our total number of new and used units sold for which we earn a commission from the third-party lender.
•	Protection Plans. We offer and sell a variety of protection plans and services to the purchasers of our RVs as part of the delivery process, as well as gap, wheel, tire and fabric protection plans. These products are primarily underwritten and administered by independent third parties, and we are primarily compensated on a commission basis.
•	Repair and Maintenance. We offer RV repair and maintenance services at the majority of our retail locations. With approximately 2,575 RV service bays across our national footprint, we are equipped to offer comprehensive repair and maintenance services for most RV components.
•	RV parts, accessories and installation services. We offer a wide range of RV parts, equipment, supplies and accessories, including towing and hitching products, satellite and GPS systems, electrical and lighting products, appliances and furniture, and other products for inside the RV, at the campsite, and around the campground. Our full-service repair facilities enable us to install all parts and accessories that we sell in our retail locations. We believe our ability to both sell and install parts and accessories affords us a competitive advantage over online and big box retailers, that do not have service centers designed to accommodate RVs, and over RV dealerships that do not offer a comprehensive selection of parts and accessories. While we do continue to offer some non-RV outdoor products and accessories, our focus is on providing products and services that are targeted toward RV enthusiasts and owners.
•	Collision repair and restoration. We offer collision repair services, including fiberglass front and rear cap replacement, windshield replacement, interior remodel solutions, and paint and body work, at many of our retail locations, and 59 of our retail locations are equipped with full body paint booths. We perform collision repair services for a number of insurance carriers.

•	Good Sam Club. The Good Sam Club is a membership organization that offers savings on a variety of products and services, including products purchased at any of our retail and online stores, discounts on nightly rates at affiliated Good Sam RV parks and other benefits related to the RV lifestyle. We believe the Good Sam Club is the largest membership-based RV enthusiast organization in the world. As of December 31, 2021, there were approximately 2.1 million members in our Good Sam Club.
•	Co-branded credit cards. We contract with Visa and Comenity Capital Bank to offer a Good Sam Rewards Visa® branded credit card, as well as Good Sam private label credit card. Cardholders receive enhanced rewards points, which are referred to as Good Sam Rewards, for money spent at our retail locations, on our e-commerce platforms, at gas stations and at private campgrounds across the U.S. and Canada. As of December 31, 2021, we had approximately 228,000 issued and open Good Sam co-branded credit card accounts.

Vehicle Sourcing and Dealer Agreements

We acquire new RVs for retail sale directly from the original equipment manufacturer. Our strategy is to partner with financially sound manufacturers that make high quality products, have adequate manufacturing capacity and distribution, and maintain an appropriate product mix. We have strategic relationships with leading RV manufacturers, including Thor Industries, Inc. and Forest River, Inc. As of December 31, 2021, Thor Industries and Forest River accounted for approximately 72.4% and 24.1%, respectively, of our new RV inventory. In certain instances, our manufacturing partners produce private label products exclusively available at our RV dealerships and through our e-commerce platforms.

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

We primarily acquire used RVs through customer trade-ins, as well as private party purchases and consignments, and we generally recondition used RVs acquired for retail sale in our parts and service departments. Historically, used RVs that we have not sold at our RV-centric retail locations generally have been sold through other channels at wholesale prices.

We finance the purchase of substantially all of our new RV inventory from manufacturers through our Floor Plan Facility. Used vehicles may also be financed from time to time through our Floor Plan Facility. For more information on our Floor Plan Facility, see “Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Description of Senior Secured Credit Facilities and Floor Plan Facility” included in Part II, Item 7 of this Form 10-K and Note 4 — Inventories and Floor Plan Payables to our consolidated financial statements included in Part II, Item 8 of this Form 10-K.

Marketing and Advertising

The lifestyle element of the RV industry and the multi-year nature of many of our products and services provides the opportunity to build long-term relationships with our customers. Our marketing strategies are focused on developing awareness around our brands, products and services, and driving traffic to our stores and websites, and we utilize a combination of direct mail, email, print materials, digital, social and traditional media, as well as online inventory listings to accomplish this. As part of our marketing efforts, we maintain a proprietary database of individuals and customer purchasing data that we utilize for direct mail, email, text messaging and telemarketing campaigns. As of December 31, 2021, this database contained over 30 million unique contacts. In addition, we are involved in various sponsored sporting event activities. We are the sponsor of the NASCAR Camping World Truck Series, Major League Baseball, and National Hot Rod Association (“NHRA”) Camping World Drag Racing Series plus the naming rights sponsor of Camping World Stadium in Orlando, Florida.  We also have official partner status for our brands for both Major League Baseball and NASCAR. In 2020 we introduced our first ever virtual consumer show with a five-day online event. In 2021, we hosted 10 multi-day virtual events which we plan to continue in the coming years as part of our national lead generation strategy for both our physical and digital channels across our growing ecosystem.

Trademarks and Other Intellectual Property

We own a variety of registered trademarks and service marks related to our brands and our services, protection plans, products and resources, including Good Sam, Camping World, Gander Outdoors, Gander RV, and Overton’s. We also own the copyrights to certain articles in our publications and numerous domain names, including www.goodsamclub.com, www.campingworld.com, www.ganderoutdoors.com, www.ganderrv.com, www.rv.com, www.rvs.com, www.rvrentals.com, www.highways.com, www.overtons.com, www.skis.com, www.snowboards.com, and www.the-house.com, among others. We believe that our trademarks and other intellectual property have significant value and are important to our marketing efforts. We do not know of any material pending claims of infringement or other challenges to our right to use our intellectual property in the United States or elsewhere. For additional information regarding our intellectual property, see Note 7 – Goodwill and Intangible Assets to our consolidated financial statements included in Part II, Item 8 of this Form 10-K.

Human Capital Resources

Our Talent

As of December 31, 2021, we had 12,584 full-time and 500 part-time or seasonal employees. None of our employees are represented by a labor union or are party to a collective bargaining agreement, and we have had no labor-related work stoppages. We believe that our employee relations are generally good.

Development

In November 2020, we launched an entity-wide online training platform with a curriculum that is tailored to each associate’s job function. This program includes interactive courses such as COVID-19 safety, communication, management, critical thinking, software skills, and workplace harassment and discrimination. Our learning and development team continues to create proprietary content for this training library. We are also making an approximately $1.5 million investment in establishing learning labs at each of our locations that will allow for a dedicated space with the appropriate technology for employees to engage in their training programs. These learning labs are expected to be completed during the first half of 2022.

Our service technicians are critical to providing the high-quality installation and repair services that our customers expect. Our Camping World Technical Institute (“CWTI”) includes full-time instructors at two dedicated campuses and one part-time campus as of December 31, 2021. An additional dedicated campus is expected to open in 2022. The CWTI offers monthly 10-day training sessions to our service technicians. In 2019, we provided training to 159 technicians through the CWTI and, despite the challenges faced with social distancing limitations as a result of COVID-19 safety precautions, we were able to train 357 and 101 new technicians on our level 1 course in 2021 and 2020, respectively.

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

We compete directly or indirectly with the following types of companies:

●	other RV dealers selling new and used RVs;
●	major national insurance and warranty companies, providers of roadside assistance and providers of extended vehicle service contracts;
●	multi-channel retailers and mass merchandisers, warehouse clubs, discount stores, department stores and other retailers, such as Wal-Mart, Target and Amazon;
●	distributors of RV furniture and accessories;
●	online retailers; and
●	independent, local specialty stores.

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

Seasonality

Historically, our business has been seasonal. Since recreational vehicles are primarily used by vacationers and campers during times of warmer weather, demand for our products and services tends to be highest in the spring and summer months and lowest in the winter months. As a result, our revenue and profitability has historically been higher in the second and third quarters than in the first and fourth quarters. On average over the last three years ended December 31, 2021, we generated 29.8% and 28.9% of our annual revenue in the second and third quarters, respectively, and 21.2% and 20.1% in the first and fourth quarters, respectively. For further discussion, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Seasonality” in Item 7 of Part II of this Form 10-K.

Laws and Regulations

See “Risk Factors — Risks Related to Our Business — Our business is subject to numerous federal, state and local regulations,” “— Our failure to comply with certain environmental regulations could adversely affect our business, financial condition and results of operations,” and “— Climate change legislation or regulations restricting emission of “greenhouse gases” could result in increased operating costs and reduced demand for RVs we sell” in Item 1A of Part I of this Form 10-K. Although we incur costs to comply with applicable laws and regulations in the ordinary course of our business, we do not presently anticipate that such costs will have a material effect on our capital expenditures, earnings and competitive position.

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

The public health crisis caused by the COVID-19 pandemic and the measures being taken by governments, businesses, including us and our vendors, and the public at large to limit COVID-19's spread have had, and could again have in the future, certain negative impacts on our business including, without limitation, the following:

●	We have faced, and may continue to face, delays in the delivery of certain products from our vendors as a result of shipping delays due to, among other things, additional safety requirements imposed by governmental authorities and capacity constraints experienced by our transportation contractors.
●	Some of our vendors have experienced, and may experience in the future, temporary facility closures, production slowdowns and disruption to operations as a result of the impact of the COVID-19 pandemic on their respective businesses, such as Thor Industries, Inc.’s temporary closure of its North American production facilities from late March to early May 2020.
●	Disruptions in supply chains may place constraints on our ability to source products, which may increase our product costs or lead to shortages. For instance, disruptions in the supply of adhesives may negatively impact our procurement of fiberglass travel trailers.
●	When governmentally mandated or voluntary stay-at-home guidelines have been put in place, we have experienced a decrease in traffic at our retail locations, which resulted in a decrease in the sales of certain of our products and services at our retail locations. If stay-at-home or shelter-in-place orders are reinstated, we may again experience negative impacts on our sales that could be more prolonged and more severe than what we have experienced to date.
●	National parks and RV parks temporarily closed and may in the future close again in response to the COVID-19 pandemic, which could cause consumers to use their RVs less frequently and be less inclined to need or renew certain of our services or purchase products through our e-commerce websites.
●	As of December 31, 2021 and 2020, we had temporarily closed one and two locations, respectively, as a result of COVID-19 and branding changes. To the extent the COVID-19 pandemic intensifies or governmental orders change, we may be forced to temporarily close more locations in the future.
●	Deteriorating economic conditions as a result of the COVID-19 pandemic, such as increased unemployment, financial market uncertainty, increased inflation or decreases in disposable income, declines in consumer confidence, or economic slowdowns or recessions, could cause a decrease in demand for our products and services or impact our borrowing costs.

●	We have made temporary changes to our operating procedures at our retail locations and offices. We have taken measures to protect our customers, employees and facilities, which include, but are not limited to, social distancing, providing employees with face coverings and/or other protective clothing as required, and implementing additional cleaning and sanitization routines. These measures may not be sufficient to prevent the spread of COVID-19 among our employees and, therefore, we may face labor shortages including key positions. Additionally, our employees may not be as efficient while operating under such procedures, which could result in additional labor costs.
●	The financial impact of the COVID-19 pandemic may cause one or more of our counterparty financial institutions to fail or default on their obligations to us, which could cause us to incur significant losses.
●	Deteriorations in our financial results and financial condition as a result of the COVID-19 pandemic could cause us to default on one or multiple of our credit agreements, including any of the subjective acceleration clauses in such agreements. If this occurs, our obligations under the relevant agreement may be accelerated which would have a material adverse impact on our business, liquidity position and financial position.
●	We may be required to record significant impairment charges with respect to noncurrent assets, including goodwill, other intangible assets, and other long-lived assets whose fair values may be negatively affected by the effects of the COVID-19 pandemic on our operations. Also, we may be required to write off excess or obsolete inventory as a result of the COVID-19 pandemic’s damaging impacts on our business.
●	As a result of the COVID-19 pandemic, including related governmental guidance or directives, we have required, at times, most office-based employees to work remotely. We may experience reductions in productivity and disruptions to our business routines and heightened cybersecurity risks while our remote work policy remains in place.

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

Our business is affected by the availability of financing to us and our customers. Generally, RV dealers, including us, finance their purchases of inventory with financing provided by lending institutions. As of December 31, 2021, we had up to $1.7 billion in maximum borrowing capacity under our Eighth Amended and Restated Credit Agreement for floor plan financing (see Note 4 ─ Inventories and Floor Plan Payables to our consolidated financial statements included in Part II, Item 8 of this Form 10-K). A decrease in the availability of this type of wholesale financing or an increase in the cost of such wholesale financing could prevent us from carrying adequate levels of inventory, which may limit product offerings and could lead to reduced sales and revenues.

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

Thor Industries, Inc. and Forest River, Inc. supplied approximately 72.4% and 24.1%, respectively, of our new RV inventory as of December 31, 2021. We depend on our manufacturers to provide us with products that compare favorably with competing products in terms of quality, performance, safety and advanced features. Any adverse change in the production efficiency, product development efforts, technological advancement, marketplace acceptance, reputation, marketing capabilities or financial condition of our manufacturers, particularly Thor Industries, Inc. and Forest River, Inc., could have a substantial adverse impact on our business. Any difficulties encountered by any of these manufacturers, resulting from economic, financial, or other factors, could adversely affect the quality and amount of products that they are able to supply to us, and the services and support they provide to us.

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

As a business that relies on consumer discretionary spending, we have in the past and may in the future be adversely affected if our customers reduce, delay or forego their purchases of our services, protection plans, products and resources as a result of:

●	job losses, lower income levels or other population and employment trends;
●	bankruptcies;
●	higher consumer debt and interest rates;
●	reduced access to credit;
●	higher energy and fuel costs;
●	relative or perceived cost, availability and comfort of RV use versus other modes of travel, such as air travel and rail;
●	falling home prices;
●	lower consumer confidence or discretional consumer spending;
●	higher inflation rates;
●	uncertainty or changes in tax policies and tax rates;
●	uncertainty due to national or international security concerns; or
●	other general economic conditions, including deflation and recessions.

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

We cannot be certain that historical consumer preferences for RVs in general, and any related products, will remain unchanged. RVs are generally used for recreational purposes, and demand for our products may be adversely affected by competition from other activities that occupy consumers’ leisure time and by changes in consumer lifestyle, usage pattern, or taste. Similarly, an overall decrease in consumer leisure time may reduce consumers’ willingness to purchase our products. As described above, during the COVID-19 pandemic, we experienced significant acceleration in our in-store traffic and revenue trends in May 2020 continuing into the quarter ended June 30, 2021 and demand in new and used vehicles remained elevated through the remainder of 2021 and into the beginning of 2022. The industry has seen an influx of new first-time participants because RVs allow people to travel in a safe and socially distant manner during the COVID-19 crisis. These trends may not continue in the future. Over the past several years, we have seen a shift in our overall sales mix towards new travel trailer vehicles, which has led to declines in our average selling price of a new vehicle unit. From 2015 to 2021, new vehicle travel trailer units as a percent of total new vehicles increased from 62% to 72% of total new vehicle unit sales and from 2015 to 2020 our average selling price of a new vehicle unit had decreased from $39,853 to $36,277. However, over the past twelve months due to lower industry supply of travel trailers and motorhomes, both average cost and average sales price have increased. Should the supply chain correct itself over the next twelve months, average sales price may again decline and impact our same store revenue.

Competition in the market for services, protection plans, products and resources targeting the RV lifestyle or RV enthusiast could reduce our revenues and profitability.

The markets for services, protection plans, products and resources targeting RV owners and enthusiasts are highly fragmented and competitive. Major competitive factors that drive the RV, outdoor and active sports markets are price, product and service features, technology, performance, reliability, quality, availability, variety, delivery and customer service. We compete directly or indirectly with the following types of companies:

●	other RV dealers selling new and used RVs;
●	major national insurance and warranty companies, providers of roadside assistance and providers of extended vehicle service contracts;
●	multi-channel retailers and mass merchandisers, warehouse clubs, discount stores, department stores and other retailers, such as Wal-Mart, Target and Amazon;
●	distributors of RV furniture and accessories;
●	online retailers; and
●	independent, local specialty stores.

Additional competitors may enter the businesses in which we currently operate. Moreover, some of our mass merchandising competitors do not currently compete in many of the product categories we offer, but may choose to offer a broader array of competing products in the future. Some of our competitors may build new stores in or near our existing locations and certain RV and accessory manufacturers may choose to expand their direct to consumer offerings. In addition, an increase in the number of aggregator and price comparison sites for insurance products may negatively impact our sales of these products. If any of our competitors successfully provides a broader, more efficient or attractive combination of services, protection plans, products and resources to our target customers, our business results could be materially adversely affected. Our inability to compete effectively with existing or potential competitors could have a material adverse effect on our business, financial condition and results of operations.

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

In the past, we have acquired new retail locations in new markets and new businesses, product lines or product categories. As a result of this and any future expansion, we may have less familiarity with local consumer preferences and less business, product or category knowledge with respect to new businesses, product lines or categories, and could encounter difficulties in attracting customers due to a reduced level of consumer familiarity with our brands or reduced product or category knowledge. Other factors that may impact our ability to open or acquire new retail locations in new markets and to operate them profitably or acquire new businesses, product lines or categories, many of which are beyond our control, include:

●	our ability to identify suitable acquisition opportunities or new locations, including our ability to gather and assess demographic and marketing data to determine consumer demand for our products in the locations we select or accurately assess profitability;
●	our ability to negotiate favorable lease agreements;
●	our ability to secure product lines;
●	delays in the entitlement process, the availability of construction materials and labor for new retail locations and significant construction delays or cost overruns;
●	our ability to secure required third-party or governmental permits and approvals;
●	our ability to hire and train skilled store operating personnel, especially management personnel;
●	our ability to provide a satisfactory mix of merchandise that is responsive to the needs of our customers living in the geographic areas where new retail locations are built or acquired;
●	our ability to supply new retail locations with inventory in a timely manner;
●	our competitors building or leasing retail locations near our retail locations or in locations we have identified as targets; and
●	regional economic and other factors in the geographic areas where we expand.

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

Our success depends on the value and strength of our key brands, including Good Sam, Camping World, and Gander RV. These brands are integral to our business as well as to the implementation of our strategies for expanding our business. Maintaining, enhancing, promoting and positioning our brands, particularly in new markets where we have limited brand recognition, will depend largely on the success of our marketing and merchandising efforts and our ability to provide high quality services, protection plans, products and resources and a consistent, high quality customer experience. Our brands could be adversely affected if we fail to achieve these objectives, if we fail to comply with local laws and regulations, if we are subject to publicized litigation or if our public image or reputation were to be tarnished by negative publicity. Some of these risks may be beyond our ability to control, such as the effects of negative publicity regarding our manufacturers, suppliers or third-party providers of services or negative publicity related to members of management. Any of these events could result in decreases in revenues. Further, maintaining, enhancing, promoting and positioning our brands’ image may require us to make substantial investments, which could adversely affect our cash flow, and which may ultimately be unsuccessful. These factors could have a material adverse effect on our business, financial condition and results of operations.

Our failure to successfully order and manage our inventory to reflect consumer demand in a volatile market and anticipate changing consumer preferences and buying trends has and may continue to have an adverse effect on our business, financial condition and results of operations.

Our success depends upon our ability to successfully manage our inventory and to anticipate and respond to merchandise trends and consumer demands in a timely manner. Our products appeal to consumers who are, or could become, RV owners and enthusiasts across North America. The preferences of these consumers cannot be predicted with certainty and are subject to change. Further, the retail consumer industry, by its nature, is volatile and sensitive to numerous economic factors, including consumer preferences, competition, market conditions, general economic conditions and other factors outside of our control. We typically order merchandise well in advance of the following selling season making it difficult for us to respond rapidly to new or changing product trends, increases or decreases in consumer demand or changes in prices. If we misjudge either the market for our merchandise or our consumers’ purchasing habits in the future, our revenues may decline significantly, and we may not have sufficient quantities of merchandise to satisfy consumer demand or sales orders, or we may be required to discount excess inventory, either of which could have a material adverse effect on our business, financial condition and results of operations. For example, in the normal course of business, we periodically will implement discounting to reduce our excess RV inventory. In addition, we have exited certain non-RV retail categories because we felt those categories did not have sufficient demand or sales margins to justify our inventory levels. These activities have negatively impacted our gross margin, operating margin and selling, general and administrative expenses.

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

On average, over the three years ended December 31, 2021, we have generated 29.8% and 28.9% of our annual revenue in the second and third fiscal quarters, respectively, which include the spring and summer months. We have historically incurred additional expenses in the second and third fiscal quarters due to higher purchase volumes, increased staffing in our retail locations and program costs. If, for any reason, we miscalculate the demand for our products or our product mix during the second and third fiscal quarters, our sales in these quarters could decline, resulting in higher labor costs as a percentage of sales, lower margins and excess inventory, which could have a material adverse effect on our business, financial condition and results of operations.

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

The operation of our business, the rate of our expansion and our ability to respond to changing business and economic conditions depend on the availability of adequate capital, which in turn depends on cash flow generated by our business and, if necessary, the availability of equity or debt capital. We also require sufficient cash flow to meet our obligations under our existing debt agreements. (See “Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Description of Senior Secured Credit Facilities and Floor Plan Facility” in Item 7 of Part II of this Form 10-K). We cannot assure you that our cash flow from operations or cash available under our financing agreements, including our $65.0 million revolving credit facility (the “Revolving Credit Facility”) or our floor plan financing through the Eighth Amended and Restated Credit Agreement, as amended (“Floor Plan Facility”), will be sufficient to meet our needs. If we are unable to generate sufficient cash flows from operations in the future, and if availability under our Revolving Credit Facility or our Floor Plan Facility is not sufficient, or if additional borrowings under our Real Estate Facility are unavailable, we may have to obtain additional financing. If we obtain additional capital by issuing equity, the interests of our existing stockholders will be diluted. If we incur additional indebtedness, that indebtedness may contain significant financial and other covenants that may significantly restrict our operations.

Certain of our indebtedness, such as our Senior Secured Credit Facilities (as defined below) bears interest at variable interest rates based on the London Inter-bank Offered Rate (“LIBOR”). Although we expect that the capital and debt markets will cease to use LIBOR as a benchmark in the near future and the administrator of LIBOR has announced its intention to extend the publication of most tenors of LIBOR for U.S. dollars through June 30, 2023, we cannot predict whether or when all tenors of U.S. dollar LIBOR will actually cease to be available, at which point the Secured Overnight Funding Rate, or SOFR, will become the market benchmark in its place or what impact such a transition may have on our interest rates, business, financial condition and results of operations

Our Senior Secured Credit Facilities and our Floor Plan Facility contain restrictive covenants that may impair our ability to access sufficient capital and operate our business.

Our senior secured credit facilities, comprised of our $65.0 million revolving credit facility (“the Revolving Credit Facility”) and our $1.4 billion term loan facility (the “Term Loan Facility” and together with the Revolving Credit Facility, the “Senior Secured Credit Facilities”) and our floor plan financing through our Eighth Amended and Restated Credit Agreement, as amended (the “Floor Plan Facility”) contain various provisions that limit our ability to, among other things:

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

We primarily rely on six fulfillment and distribution centers for our retail, e-commerce and catalog businesses, and, if there is a natural disaster or other serious disruption at any such facility, we may be unable to deliver merchandise effectively to our stores or customers.

We handle almost all of our e-commerce and catalog orders and distribution to our retail stores through six fulfillment and distribution facilities (see “Item 2. Properties” under Part I of this Form 10-K). Any natural disaster or other serious disruption at any such facility due to fire, tornado, earthquake, flood or any other cause could damage our on-site inventory or impair our ability to use such distribution and fulfillment center. While we maintain business interruption insurance, as well as general property insurance, the amount of insurance coverage may not be sufficient to cover our losses in such an event. Any of these occurrences could impair our ability to adequately stock our stores or fulfill customer orders and harm our results of operations.

Natural disasters, whether or not caused by climate change, unusual weather conditions, epidemic outbreaks, terrorist acts and political events could disrupt business and result in lower sales and otherwise adversely affect our financial performance.

The occurrence of one or more natural disasters, such as tornadoes, hurricanes, fires, floods, hail storms and earthquakes, unusual weather conditions, epidemic outbreaks such as Ebola, Zika virus, novel coronavirus or measles, terrorist attacks or disruptive political events in certain regions where our stores are located could adversely affect our business and result in lower sales. Severe weather, such as heavy snowfall or extreme temperatures, may discourage or restrict customers in a particular region from traveling to our stores or utilizing our products, thereby reducing our sales and profitability. Natural disasters including tornadoes, hurricanes, floods, hailstorms and earthquakes may damage our stores or other operations, which may materially adversely affect our consolidated financial results. The public health crisis caused by the COVID-19 pandemic and the measures taken by governments, businesses, including us and our vendors, and the public at large to limit COVID-19's spread have had, and could again have in the future, certain negative impacts on our business including product shortages and reduced customer demand for our products. In addition to business interruption, our retail business is subject to substantial risk of property loss due to the concentration of property at our retail locations. To the extent these events also impact one or more of our key suppliers or result in the closure of one or more of our distribution centers or our corporate headquarters, we may be unable to maintain inventory balances, maintain delivery schedules or provide other support functions to our stores.

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

Our business depends in part on developing and maintaining productive relationships with third-party providers of services, protection plans, products and resources that we market to our customers. During the year ended December 31, 2021, we sourced our products from over 2,800 domestic and international vendors. Additionally, we rely on certain third-party providers to support our services, protection plans, products and resources, including insurance carriers for our property and casualty insurance and extended service contracts, banks and captive financing companies for vehicle financing and refinancing, Comenity Capital Bank as the issuer of our co-branded credit card and a tow provider network for our roadside assistance programs. We cannot accurately predict when, or the extent to which, we will experience any disruption in the supply of products from our vendors or services from our third-party providers. Any such disruption could negatively impact our ability to market and sell our services, protection plans, products and resources, which could have a material adverse effect on our business, financial condition and results of operations. In addition, Comenity Capital Bank could decline to renew our services agreement or become insolvent and unable to perform our contract, and we may be unable to timely find a replacement bank to provide these services.

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

We also are subject to risks, such as the price and availability of raw materials, shipping delays, labor disputes, union organizing activity, strikes, inclement weather, natural disasters, war and terrorism and adverse general economic and political conditions that might limit our vendors’ ability to provide us with quality merchandise on a timely and cost-efficient basis. We may not be able to develop relationships with new vendors, and products from alternative sources, if any, may be of a lesser quality and more expensive than those we currently purchase. Any delay or failure in offering quality products and services to our customers could have a material adverse effect on our business, financial condition and results of operations.

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

Furthermore, new and used vehicles may be sold and financed through retail installment sales contracts entered into between us and third-party purchasers. Prior to entering into a retail installment sales contract with a third-party purchaser, we typically have a commitment from a third-party lender for the assignment of such retail installment sales contract, subject to final review, approval and verification of the retail installment sales contract, related documentation and the information contained therein. Retail installment sales contracts are typically assigned by us to third-party lenders simultaneously with the execution of the retail installment sales contracts. Contracts in transit represent amounts due from third-party lenders from whom pre-arranged assignment agreements have been determined, and to whom the retail installment sales contracts have been assigned. We recognize revenue from the sale of new and used vehicles upon completion of the sale to the customer. Conditions to completing a sale include having an agreement with the customer, including pricing, whereby the sales price must be reasonably expected to be collected and having control transferred to the customer. Funding from the third-party lender is provided upon receipt, final review, approval and verification of the retail installment sales contract, related documentation and the information contained therein. Retail installment sales contracts are typically funded within ten days of the initial approval of the retail installment sales contract by the third-party lender. Contracts in transit are included in current assets in our consolidated financial statements included in Item 8 of Part II of this Form 10-K and totaled $57.7 million and $48.2 million as of December 31, 2021 and December 31, 2020, respectively. Any defaults on these retail installment sales contracts could have a material adverse effect on our business, financial condition and results of operations.

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

We have a significant amount of goodwill, intangible assets and other long-lived assets. At least annually, we review goodwill for impairment. Long-lived assets, operating lease assets, identifiable intangible assets and goodwill are also reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable from future cash flows. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. If the carrying value of a long-lived asset is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value. Our determination of future cash flows, future recoverability and fair value of our long-lived assets as well as the reporting unit fair value used in our goodwill analysis include significant estimates and assumptions. Changes in those estimates or assumptions or lower than anticipated future financial performance may result in the identification of an impaired asset and a non-cash impairment charge, which could be material. See Note 5 — Restructuring and Long-Lived Asset Impairment to our consolidated financial statements included in Item 8 of Part II of this Form 10-K for a discussion of impairment charges for the year ended December 31, 2021. We may in the future identify additional impairment charges and any such charges could adversely affect our business, financial condition and results of operations.

Risks related to Regulation and Litigation

Our business is subject to numerous federal, state and local regulations.

Our operations are subject to varying degrees of federal, state and local regulation, including our RV sales, RV financing, outbound telemarketing, direct mail, roadside assistance programs, insurance activities, and the sale of extended service contracts. New regulatory efforts may be proposed from time to time that have a material adverse effect on our ability to operate our businesses or our results of operations. For example, in the past a principal source of leads for our direct response marketing efforts was new vehicle registrations provided by motor vehicle departments in various states. Currently, all states restrict access to motor vehicle registration information.

We are subject to a number of laws and regulations relating to consumer protection, information security, data protection and privacy. Many of these laws and regulations are still evolving and could be interpreted in ways that could harm our business or limit the services we are able to offer. In the area of information security and data protection, the laws in several states in the United States and most countries require companies to implement specific privacy and information security controls and legal protections to protect certain types of personally identifiable information and to collect or use it subject to disclosures and certain consent-based requirements. Likewise, most states in the United States and most countries have laws in place requiring companies to notify users if there is a security breach that compromises certain categories of their personally identifiable information. Any failure on our part to comply with these laws may subject us to significant liabilities. For example, the California Consumer Privacy Act (“CCPA”) establishes a new privacy framework that expands the definition of personal information, establishes new data privacy rights for consumers residing in the State of California, imposes special rules on the collection of consumer data from minors, creates new notice obligations and new limits on the sale of personal information, and creates a new and potentially severe statutory damages framework for (i) violations of the CCPA and (ii) businesses that experience certain types of data breaches. Additionally, a new ballot initiative, the California Privacy Rights Act (“CPRA”), recently passed in California. The CPRA will impose additional data protection obligations on companies doing business in California, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. Several other states are enacting or in the process of proposing legislation that mirrors may aspects of the CCPA and CPRA.

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

We offer extended service contracts and gap insurance that may be purchased as a supplement to the original purchaser’s warranty. These products are subject to complex federal and state laws and regulations. There can be no assurance that regulatory authorities in the jurisdictions in which these products are offered will not seek to regulate or restrict these products. Failure to comply with applicable laws and regulations, including with respect to the transfer of administration and liability obligations associated with these extended service contracts to a third party upon purchase by the customer, could result in fines or other penalties including orders by state regulators to discontinue sales of the warranty products in one or more jurisdictions. Such a result could materially and adversely affect our business, results of operations and financial condition.

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

In addition, in connection with our previous sale of firearms in our stores, we were required to comply with a number of federal and state laws and regulations related to the sale of firearms and ammunition, including the federal Brady Handgun Violence Prevention Act. If we failed to comply with Bureau of Alcohol, Tobacco, Firearms and Explosives (the “ATF”) rules and regulations during the period we sold firearms, the ATF may levy fines against us.

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

We own a variety of registered trademarks and service marks for the names of our clubs, magazines and other publications. We also own the copyrights to certain articles in our publications. We believe that our trademarks and copyrights have significant value and are important to our marketing efforts. If we are unable to continue to protect the trademarks and service marks for our proprietary brands, if such marks become generic or if third parties adopt marks similar to our marks, our ability to differentiate our products and services may be diminished. In the event that our trademarks or service marks are successfully challenged by third parties, we could lose brand recognition and be forced to devote additional resources to advertising and marketing new brands for our products.

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

Any disruptions or breaches involving our or our third-party providers’ information technology systems or network security could interrupt our operations, compromise our reputation, expose us to litigation, government enforcement actions and costly response measures and could have a material adverse effect on our business, financial condition and results of operations.

We rely on the integrity, security and successful functioning of our information technology systems and network infrastructure (collectively, “IT Systems”) across our operations. While we own and operate certain parts of our IT Systems, we also rely on critical third-party service providers for an array of software, technologies, tools and services. We use IT Systems for external and internal functions, such as to support product sales, our Good Sam services and plans, manage procurement and our supply chain, track inventory information at our retail locations, communicate customer information and aggregate daily sales, margin and promotional information. We also use IT Systems to report and audit our operational results.

In addition, we and our third-party providers have access to, collect, process and maintain private or confidential information regarding our customers, club members, associates and suppliers, as well as our business. For example, we have over 30 million unique contacts in our database as of December 31, 2021. This customer database includes information about our approximately 2.1 million club members and our 5.5 million Active Customers as of December 31, 2021.

We and our third-party providers experience cyberattacks and security incidents from time to time. For example, in February 2022, we announced that we were experiencing a cybersecurity incident (the “Cybersecurity Incident”) that resulted in the encryption of certain IT Systems and theft of certain data and information. The Cybersecurity Incident resulted in our temporary inability to access certain of our IT Systems, caused by the disabling of some of our IT Systems by the threat actor and our temporarily taking certain other IT Systems offline as a precautionary measure. We engaged leading outside forensics and cybersecurity experts, launched containment and remediation efforts and a forensic investigation, and are working on restoring and enhancing the security of our IT Systems. We are also coordinating with law enforcement. We are in the early stages of this incident and have not determined the full scope or content of our lost or stolen data. We have and expect to continue to incur incremental costs for the investigation, containment and remediation of the Cybersecurity Incident, including legal and other professional fees, and investments to enhance the security of our IT Systems. The containment, investigation, remediation, legal and other costs may exceed our insurance policy limits or may not be covered by insurance at all. We have not yet determined if the Cybersecurity Incident will cause future disruptions to our business or how long such disruption could last. We have also not yet been able to estimate the incremental costs resulting from the Cybersecurity Incident, which are expected to adversely impact our future financial results. Other actual and potential consequences include, but are not limited to, negative publicity, reputational damage, lost trust with customers, regulatory enforcement action, and litigation that could result in financial judgments or the payment of settlement amounts and disputes with insurance carriers concerning coverage.

Despite our security controls and measures, we are vulnerable to threats resulting from malware (for example, ransomware), viruses, misconduct by external or inside actors, social engineering, human error by associates and contractors, as well as from bugs, misconfigurations and vulnerabilities in our software code. We are also vulnerable to further successful cyberattacks, security breaches and disruptions to our IT Systems and our electronic data and information assets, in addition to damage or interruption from earthquakes, acts of war or terrorist attacks, floods, fires, tornadoes, hurricanes, power loss and outages, computer and telecommunications failures and similar incidents. Some of our systems are not fully redundant, and our disaster recovery planning cannot account for all eventualities. The COVID-19 pandemic has also presented additional operational and cybersecurity risks due to the prevalence of work-from-home arrangements.

We expect cyberattacks to accelerate going forward. Threat actors are becoming more sophisticated and difficult to anticipate or deflect as they increasingly use tools and techniques designed to circumvent security controls, to avoid detection, and to remove forensic evidence that may be needed to effectively identify, investigate and remediate attacks. Any errors or vulnerabilities in our IT Systems, damage to or failure of our IT Systems, or significant breach of club member, customer, employee, supplier, or company data, could result in interruptions in our services, noncompliance with certain regulations, substantial negative media attention, damage to our club member, customer and supplier relationships and our reputation, exposure to litigation (including class actions), regulatory investigations, and lost sales, fines, penalties, lawsuits, and increased remediation costs, any or all of which could have a material adverse effect on our business, financial condition and results of operations. Any remediation measures that we have taken or that we may undertake in the future in response to the security incident announced in February 2022 or other security breaches may be insufficient to prevent future attacks.

In addition, the regulatory environment surrounding information security and privacy is increasingly demanding, with the frequent imposition of new and constantly changing requirements across our business. In addition, customers have a high expectation that we will adequately protect their personal information from cyber attack or other security breaches. A significant breach of club member, customer, employee, supplier, or company data could attract a substantial amount of negative media attention, damage our club member, customer and supplier relationships and our reputation, and result in lost sales, fines and/or lawsuits, and new laws such as the CCPA impose statutory damages for certain types of data breaches that affect the personal information of consumers.

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

In addition, pursuant to the Voting Agreement, Crestview Advisors, L.L.C., a registered investment adviser to private equity funds, including funds affiliated with Crestview Partners II GP, L.P. (“Crestview”) currently has the right to designate one of our directors (the “Crestview Director”). Each of ML Acquisition and ML RV Group has agreed to vote, or cause to vote, all of their outstanding shares of our Class A common stock, Class B common stock and Class C common stock at any annual or special meeting of stockholders in which directors are elected, so as to cause the election of the Crestview Director. In addition, the ML Related Parties also currently have the right to designate four of our directors (the “ML Acquisition Directors”). Moreover, ML RV Group has the right to designate one director for as long as it holds our one share of Class C common stock (the “ML RV Director”). As described in the Voting Agreement, these designation rights are subject to change based on the relevant parties’ ownership of Class A common stock. Funds controlled by Crestview Partners II GP, L.P. have agreed to vote, or cause to vote, all of their outstanding shares of our Class A common stock and Class B common stock at any annual or special meeting of stockholders in which directors are elected, so as to cause the election of the ML Acquisition Directors and the ML RV Director. Additionally, pursuant to the Voting Agreement, we are required to take commercially reasonable action to cause (i) the Board of Directors to be comprised at least of nine directors absent an appropriate waiver or approval to increase or decrease the size of the Board (which the Company obtained to set the Board at eight directors); (ii) the individuals designated in accordance with the terms of the Voting Agreement to be included in the slate of nominees to be elected to the board of directors at the next annual or special meeting of stockholders of the Company at which directors are to be elected and at each annual meeting of stockholders of the Company thereafter at which a director’s term expires; (iii) the individuals designated in accordance with the terms of the Voting Agreement to fill the applicable vacancies on the board of directors; and (iv) a ML Acquisition Director or the ML RV Director to be the chairperson of the board of directors (as defined in our amended and restated bylaws). The Voting Agreement allows for the board of directors to reject the nomination, appointment or election of a particular director if such nomination, appointment or election would constitute a breach of the board of directors’ fiduciary duties to the Company’s stockholders or does not otherwise comply with any requirements of our amended and restated certificate of incorporation or our amended and restated bylaws or the charter for, or related guidelines of, the board of directors’ nominating and corporate governance committee.

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

We are a holding company and had no material assets as of December 31, 2021, other than our ownership of 44,130,956 common units, representing a 51.2% economic interest in the business of CWGS, LLC, and cash of $71.0 million. We have no independent means of generating revenue or cash flow, and our ability to pay dividends in the future, if any, will be dependent upon the financial results and cash flows of CWGS, LLC and its subsidiaries and distributions we receive from CWGS, LLC. There can be no assurance that our subsidiaries will generate sufficient cash flow to dividend or distribute funds to us or that applicable state law and contractual restrictions, including negative covenants in our debt instruments, will permit such dividends or distributions.

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

At December 31, 2021, we had an aggregate of 202,194,741 shares of Class A common stock authorized but unissued, including 42,094,536 shares of Class A common stock issuable, at our election, upon redemption of CWGS, LLC common units held by the Continuing Equity Owners. In connection with our IPO, CWGS, LLC entered into the CWGS LLC Agreement, and subject to certain restrictions set forth therein, the Continuing Equity Owners are entitled to have their common units redeemed from time to time at each of their options for, at our election (determined solely by our independent directors (within the meaning of the rules of the NYSE) who are disinterested), newly-issued shares of our Class A common stock on a one-for-one basis or a cash payment equal to a volume weighted average market price of one share of Class A common stock for each common unit redeemed, in each case in accordance with the terms of the CWGS LLC Agreement; provided that, at our election (determined solely by our independent directors (within the meaning of the rules of the NYSE) who are disinterested), we may effect a direct exchange of such Class A common stock or such cash, as applicable, for such common units. The Continuing Equity Owners may exercise such redemption right for as long as their common units remain outstanding. In connection with our IPO, we also entered into a Registration Rights Agreement pursuant to which the shares of Class A common stock issued upon such redemption and the shares of Class A common stock issued to the Former Equity Owners in connection with the corporate reorganization transactions entered into in connection therewith will be eligible for resale, subject to certain limitations set forth therein. The market price of shares of our Class A common stock could decline as a result of these redemptions or sales, or as a result of the perception that they could occur.

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

We have reserved shares for issuance under our 2016 Incentive Award Plan (the “2016 Plan”) in an amount equal to 11,313,399 shares of Class A common stock as of December 31, 2021, including shares of Class A common stock issuable pursuant to 271,543 stock options and 4,177,460 restricted stock units that were granted to certain of our directors and certain of our employees. Any Class A common stock that we issue, including under our 2016 Plan or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership of holders of our Class A common stock.

In the future, we may also issue additional securities if we need to raise capital, including, but not limited to, in connection with acquisitions, which could constitute a material portion of our then-outstanding shares of Class A common stock.

Our ability to pay dividends on our Class A common stock is subject to the discretion of our board of directors and may be limited by our structure and statutory restrictions.

We have paid a regular cash dividend using distributions from CWGS, LLC, including all or a portion of the Excess Tax Distribution, to the holders of our Class A common stock from time to time, subject to the discretion of our board of directors. However, the payment of future dividends on our Class A common stock will be subject to our discretion as the sole managing member of CWGS, LLC, the discretion of our board of directors and will depend on, among other things, our results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, restrictions in our debt agreements and in any preferred stock, business prospects and other factors that our board of directors may deem relevant. Additionally, our ability to distribute any Excess Tax Distribution will also be subject to no early termination or amendment of the Tax Receivable Agreement, as well as the amount of tax distributions actually paid to us and our actual tax liability. As a consequence of these limitations and restrictions, we may not be able to make, or may have to reduce or eliminate, the payment of dividends on our Class A common stock. Additionally, any change in the level of our dividends or the suspension of the payment thereof could adversely affect the market price of our Class A common stock. For additional information on our payments of dividends, see "Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Dividend Policy" under Part II of this Form 10-K.

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

In the past we have identified material weakness in our internal control over financial reporting. In future periods, if additional material weaknesses in our internal control over financial reporting are identified, we may be required to restate our financial statements and could be subject to regulatory scrutiny, a loss of public and investor confidence, and to litigation from investors and stockholders, which could have a material adverse effect on our business and the price of our Class A common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We typically lease the real properties where we have operations. Our real property leases generally provide for fixed monthly rentals with annual escalation clauses. The table below sets forth certain information concerning our offices and distribution centers as of December 31, 2021, and the lease expiration dates include all stated option periods.

	Square Feet	Acres	Lease Expiration(1)	Owned
Office Facilities:
Lincolnshire, Illinois (Corporate headquarters and RV and Outdoor Retail headquarters)	33,090		2024
Englewood, Colorado (Good Sam Services and Plans operations, customer contact and service center and information system functions)	59,704		2054
Bowling Green, Kentucky (RV and Outdoor Retail administrative and information systems functions)	33,947		2054
Oxnard, California (Good Sam Services and Plans publishing and administrative)	10,254		2024
Lakeville, Minnesota (RV and Outdoor Retail administrative and information systems functions)	11,961		2047
St. Paul, Minnesota (RV and Outdoor Retail administrative and information systems functions)	19,364		2027
Chicago, Illinois (Administrative and information systems functions)	15,976		2039
Elkhart, Indiana (RV furniture distributor corporate headquarters)	11,333		2029
Retail Distribution Centers:
Bakersfield, California	169,123	13.1	2053
Lebec, CA	389,160	32.9	2026
Franklin, Kentucky	250,000	33.0		X
Lebanon, Indiana	707,952	32.3	2040
St. Paul, Minnesota (Owasso) (2)	100,548	8.1	2027
St. Paul, Minnesota (Willow Lake) (2)	54,325	5.9	2027
St. Paul, Minnesota (Shoreview) (2)	59,800	8.0	2027
Elkhart, Indiana (Leininger) (3)	123,500	7.7	2025
Elkhart, Indiana (Protecta) (3)	31,900	2.4	2023
Elkhart, Indiana (Chelsea) (3)	115,991	11.4	2029
Elkhart, Indiana (Middlebury) (3)	207,501	14.3		X

(1)	Assumes exercise of applicable lease renewal options.
(2)	These separate properties in St. Paul, Minnesota function together as the distribution center for the specialty retail products within the RV and Outdoor Retail segment.
(3)	These separate properties in Elkhart, Indiana function together as the distribution center for the RV furniture products within the RV and Outdoor Retail segment.

As of December 31, 2021, we had 187 retail locations in 40 states of which we lease 155 locations. These locations generally range in size from approximately 20,000 to 80,000 square feet and are typically situated on approximately 8 to 50 acres. The leases for our retail locations typically have terms of 15 to 20 years, with multiple renewal terms of five years each. These leases are typically “triple net leases” that require us to pay real estate taxes, insurance and maintenance costs.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

Information About Our Executive Officers and Directors

The following table provides information regarding the Company’s executive officers and directors (ages are as of February 24, 2022):

Name		Age		Position(s)
Marcus A. Lemonis		48		Chairman and Chief Executive Officer
Brent L. Moody		60		President and Director
Karin L. Bell		62		Chief Financial Officer
Tamara R. Ward		54		Chief Operating Officer
Matthew D. Wagner		36		Executive Vice President
Stephen Adams		84		Director
Andris A. Baltins		76		Director
Brian P. Cassidy		48		Director
Mary J. George		71		Director
Michael W. Malone		63		Director
K. Dillon Schickli		68		Director

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

Matthew D. Wagner has served as Camping World Holdings, Inc.’s Executive Vice President since August 2019. Mr. Wagner previously served as Senior Vice President, Sales, Marketing, and Corporate Development, from December 2018 to August 2019 and the Vice President of Inventory Operations for FreedomRoads, LLC from May 2016 to December 2018. Mr. Wagner joined the Company in 2007 as an inventory analyst. Mr. Wagner received a B.S. degree in Finance and Operations and Supply Chain from Marquette University.

Stephen Adams has served on the board of directors of Camping World Holdings, Inc. since March, 2016, as the chairman of the board of directors of CWGS, LLC since February 2011, as the chairman of the board of directors of Good Sam Enterprises, LLC since December 1988, as the chairman of the board of directors of Camping World, Inc. since April 1997 and as the chairman of the board of directors of FreedomRoads Holding Company, LLC since February 3, 2005. From November 2011 until April 2012, Mr. Adams inadvertently failed to timely file ownership reports on Forms 4 and 5 and as of the end of calendar year 2011, as of May 15, 2012 and as of the end of calendar year 2012, Mr. Adams mistakenly failed to timely file Schedule 13G amendments with respect to an entity in which he unknowingly accumulated an interest in excess of 5%. As a result, the Securities and Exchange Commission entered an order on September 10, 2014, pursuant to which Mr. Adams agreed to cease and desist from committing or causing any violations of the requirements of Section 13(d) and 16(a) of the Exchange Act and certain of the rules promulgated thereunder and paid a civil money penalty to the SEC without admitting or denying the findings therein. Mr. Adams received an M.B.A. from the Stanford Graduate School of Business and a B.S. from Yale University. Mr. Adams’ long association with the Company as a chairman of the board of directors of several of its subsidiaries since he acquired Good Sam Enterprises, LLC in 1988 and his current or former ownership of a variety of businesses with significant assets and operations during his over 50 year business career, during which time he has had substantial experience in providing management oversight and strategic direction, make him well qualified to serve on our board of directors.

Andris A. Baltins has served on the board of directors of Camping World Holdings, Inc. since March, 2016, on the board of directors of CWGS, LLC since February 2011 and on the board of directors of Good Sam Enterprises, LLC since February 2006. He has been a member of the law firm of Kaplan, Strangis and Kaplan, P.A. since 1979. Mr. Baltins serves as a director of various private and nonprofit corporations, including Adams Outdoor Advertising, Inc. Mr. Baltins previously served as a director of Polaris Industries, Inc. from 1995 until 2011. Mr. Baltins received a J.D. from the University of Minnesota Law School and a B.A. from Yale University. Mr. Baltins’ over 40-year legal career as an advisor to numerous public and private companies and his experience in the areas of complex business transactions, mergers and acquisitions and corporate law make him well qualified to serve on our board of directors.

Brian P. Cassidy has served on the board of directors of Camping World Holdings, Inc. since March 2016 and on the board of directors of CWGS, LLC since March 2011. Mr. Cassidy is co-president and a partner at Crestview, which he joined in 2004, and currently serves as head of Crestview’s media and communications strategy. Mr. Cassidy currently serves as a director of public companies WideOpenWest, Inc., since December 2015, and Viad Corp., since August 2020, and has served as a director of various private companies, including Hornblower Holdings since April 2018, Congruex LLC since November 2017, Industrial Media since October 2016, ICM Partners since December 2019, Framestore / Company 3 since November 2020 and as chairman of TenCate Grass since September 2021. Mr. Cassidy previously served as a director of Cumulus Media, Inc., a public company, from May 2014 until March 2017, and served as a director of various private companies, including NEP Group, Inc. from December 2012 to October 2018, Interoute Communications Holdings from April 2015 until May 2018, OneLink Communications from May 2007 until November 2012 and ValueOptions, Inc. from December 2007 until December 2014. He was also involved with Crestview’s investments in Charter Communications, Inc. and Insight Communications, Inc. Prior to joining Crestview, Mr. Cassidy worked in private equity at Boston Ventures, where he invested in companies in the media and communications, entertainment and business services industries. Previously, he worked as the acting chief financial officer of one of Boston Ventures’ portfolio companies. Prior to that time, Mr. Cassidy was an investment banking analyst at Alex. Brown & Sons, where he completed a range of financing and mergers and acquisitions assignments for companies in the consumer and business services sectors. Mr. Cassidy received an M.B.A. from the Stanford Graduate School of Business and an A.B. in Physics from Harvard College. Mr. Cassidy’s private equity investment and company oversight experience and background with respect to acquisitions, debt financings and equity financings make him well qualified to serve on our board of directors.

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

Michael W. Malone has served on the board of directors of Camping World Holdings, Inc. since May 2019. Mr. Malone was Vice President, Finance and Chief Financial Officer of Polaris Industries Inc. ("Polaris"), a manufacturer of power sports vehicles, from January 1997 to July 2015 and retired from Polaris in March 2016. From January 1997 to January 2010, Mr. Malone also served as Corporate Secretary. Mr. Malone was Vice President and Treasurer of Polaris from December 1994 to January 1997 and was Chief Financial Officer and Treasurer of a predecessor company of Polaris from January 1993 to December 1994. Mr. Malone joined Polaris in 1984 after four years with Arthur Andersen LLP. Mr. Malone has served on the board and on the Audit (chair), Finance and Nominating and Governance Committees of Armstrong Flooring, Inc., a public company, since October 2016 as well as the boards of various nonprofit organizations. Mr. Malone has served on the board of Don Stevens, LLC, a private company, since May 2021. Mr. Malone previously served on the board of Stevens Equipment Supply LLC, a private company, from May 2011 until October 2020. Mr. Malone received a B.A. in accounting and business administration from St. John's University (Collegeville, Minnesota). Mr. Malone's experiences as the former Chief Financial Officer of a public company, his public company board experience, and his in-depth knowledge of the outdoor lifestyle industry make him well qualified to serve on our board of directors.

K. Dillon Schickli has served on the board of directors of Camping World Holdings, Inc. since March 2016 and on the board of directors of CWGS, LLC since August 2011. Mr. Schickli previously served on the board of directors of CWGS, LLC from 1990 until 1995 and was chief operating officer of Affinity Group, Inc., the predecessor of Good Sam Enterprises, LLC, from 1993 until 1995. Previously, Mr. Schickli was a co-investor with Crestview in DS Waters Group, Inc. (“DS Waters”) and served as vice chairman of its board of directors until it was sold to Cott Corporation in December 2014. Prior to that time, Mr. Schickli was the chief executive officer of DS Waters from June 2010 until February 2013 and subsequently led the buyout of the business by Crestview. Mr. Schickli also previously led the buyout of DS Waters from Danone Group & Suntory Ltd. in November 2005 and was also a co investor in DS Waters with Kelso & Company. Mr. Schickli served as co-chief executive officer and chief financial officer of DS Waters from November 2005 until June 2010, when he became the sole chief executive officer. Mr. Schickli started his business career in the capital planning and acquisitions group of the Pepsi Cola Company after he received his M.B.A. from the University of Chicago. Mr. Schickli received a B.A. from Carleton College in 1975. Mr. Schickli’s long association with, and knowledge of, the Company; extensive experience serving as a director of other businesses; operating experience as a chief executive officer and chief financial officer; and his experience as a private equity investor with respect to acquisitions, debt financings, equity and financings make him well qualified to serve on our board of directors.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Class A common stock is traded on the New York Stock Exchange under the symbol “CWH.” There is no public trading market for our Class B common stock and Class C common stock.

Holders of Record

As of February 11, 2022, there were five and 66,943 stockholders of record and beneficial holders, respectively, of our Class A common stock. As of February 11, 2022, there were two and one stockholders of record of our Class B common stock and Class C common stock, respectively.

Dividend Policy

On February 18, 2022, our board of directors approved an increase of the regular quarterly cash dividend on our Class A common stock to $0.625 per share from $0.50 per share, which is funded with a $0.15 per common unit cash distribution from CWGS, LLC and the remainder is funded with all or a portion of the Excess Tax Distribution (as defined below). Prior to February 18, 2022, our quarterly cash dividend on our Class A common stock was raised in several incremental steps from our first cash dividend of $0.08 per share on December 20, 2016. Also, prior to 2021, the portion of our cash dividend relating to all or a portion of the Excess Tax Distribution was referred to as a special dividend. CWGS, LLC is required to make cash distributions in accordance with the CWGS LLC Agreement in an amount sufficient for us to pay any expenses incurred by us in connection with the regular quarterly cash dividend, along with any of our other operating expenses and other obligations. Holders of our Class B common stock and Class C common stock are not entitled to participate in any dividends declared by our board of directors. We believe that our cash and cash equivalents and cash provided by operating activities will be sufficient for CWGS, LLC to make this regular quarterly cash distribution for at least the next twelve months.

In addition, the CWGS LLC Agreement requires tax distributions to be made by CWGS, LLC to its members, including us. In general, tax distributions are made on a quarterly basis, to each member of CWGS, LLC, including us, based on such member's allocable share of the taxable income of CWGS, LLC (which, in our case, will be determined without regard to any Basis Adjustments described in our Tax Receivable Agreement) and an assumed tax rate based on the highest combined federal, state, and local tax rate that may potentially apply to any one of CWGS, LLC's members (46.70% in 2021, 2020 and 2019), regardless of the actual final tax liability of any such member. Based on the current applicable effective tax rates, we expect that (i) the assumed tax rate that will be used for purposes of determining tax distributions from CWGS, LLC will exceed our actual combined federal, state and local tax rate (assuming no changes in corporate tax rates) and (ii) the annual amount of tax distributions paid to us will exceed the sum of (A) our actual annual tax liability and (B) the annual amount payable by us under the Tax Receivable Agreement (assuming no early termination of the Tax Receivable Agreement) (such excess in clauses (A) and (B), collectively referred to herein as the "Excess Tax Distribution").

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

Issuer Purchases of Equity Securities

The following table presents information related to our repurchases of Class A common stock for the periods indicated:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs(1)
October 1, 2021 to October 31, 2021	—	$—	—	$116,655,000
November 1, 2021 to November 30, 2021	—	—	—	116,655,000
December 1, 2021 to December 31, 2021	1,779,416	39.02	1,779,416	47,223,000
Total	1,779,416	$39.02	1,779,416	$47,223,000
(1)	On October 30, 2020, our board of directors authorized a stock repurchase program for the repurchase of up to $100.0 million of the Company’s Class A common stock, expiring on October 31, 2022. In August 2021, our board of directors authorized an increase to the stock repurchase program for the repurchase of up to an additional $125.0 million of the Company’s Class A common stock and an extension of the stock repurchase program to expire on August 31, 2023. On January 20, 2022, our board of directors authorized an additional increase to the stock repurchase program to allow for the repurchase of an additional $152.7 million of the Company’s Class A common stock and an extension of the stock repurchase program to expire on December 31, 2025. Following the increase in January 2022, approximately $200 million remained available for future repurchases. This program does not obligate the Company to acquire any particular amount of Class A common stock and the program may be extended, modified, suspended or discontinued at any time at the board’s discretion.

The table above excludes shares net settled by the Company in connection with tax withholdings associated with the vesting of restricted stock units as these shares were not issued and outstanding.

Stock Performance Graph

The following graph and table illustrate the total return for the five years ended December 31, 2021 for (i) our Class A common stock, (ii) the Standard and Poor’s (“S&P”) 500 Index, and (iii) the S&P 500 Retailing Index. The comparisons reflected in the graph and table are not intended to forecast the future performance of our stock and may not be indicative of future performance. The graph and table assume that $100 was invested on December 31, 2016 in each of our Class A common stock, the S&P 500 Index, and S&P 500 Retailing Index and that any dividends were reinvested.

COMPARISON OF CUMULATIVE TOTAL RETURN

$350
$300
$250
$200
$150
$100
$50
$0
December 31, 2016
December 31, 2017
December 31, 2018
December 31, 2019
December 31, 2020
December 31, 2021
Camping World Holdings, Inc.
S&P 500 Index - Total Return
S&P 500 Retailing Index

	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2016	2017	2018	2019	2020	2021
Camping World Holdings, Inc. Class A common stock	$100.00	$140.03	$36.96	$50.04	$94.83	$152.68
S&P 500 Index	$100.00	$121.83	$116.49	$153.17	$181.35	$233.41
S&P 500 Retailing Index	$100.00	$130.40	$147.96	$187.42	$274.41	$327.41

Source: Zacks Investment Research, Inc. Used with permission. All rights reserved Copyright 1980-2022.

Index Data: Copyright Standard and Poor’s, Inc. Used with permission. All rights reserved.

Recent Sales of Unregistered Securities

None.

ITEM 6. [Reserved]

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

For purposes of this Form 10-K, we define an "Active Customer" as a customer who has transacted with us in any of the eight most recently completed fiscal quarters prior to the date of measurement. Unless otherwise indicated, the date of measurement is December 31, 2021, our most recently completed fiscal quarter.

In this Item 7, we discuss the results of operations for the years ended December 31, 2021 and 2020 and comparisons of the year ended December 31, 2021 to the year ended December 31, 2020. Discussions of the results of operations for the year ended December 31, 2019 and comparisons of the year ended December 31, 2020 to the year ended December 31, 2019 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission (“SEC”) on February 26, 2021.

Overview

Camping World Holdings, Inc. (together with its subsidiaries) is America’s largest retailer of recreational RVs and related products and services. Our vision is to build a long-term legacy business that makes RVing fun and easy, and our Camping World and Good Sam brands have been serving RV consumers since 1966. We strive to build long-term value for our customers, employees, and shareholders by combining a unique and comprehensive assortment of RV products and services with a national network of RV dealerships, service centers and customer support centers along with the industry’s most extensive online presence and a highly-trained and knowledgeable team of associates serving our customers, the RV lifestyle, and the communities in which we operate. We also believe that our Good Sam organization and family of programs and services uniquely enables us to connect with our customers as stewards of the RV lifestyle. On December 31, 2021, we operated a total of 187 retail locations, with 185 of these selling and/or servicing RVs. See Note 1 ─ Summary of Significant Accounting Policies ─ Description of the Business to our consolidated financial statements included in Part II, Item 8 of this Form 10-K.

With the COVID-19 crisis (see “COVID-19” below) causing many state and local governments to issue “stay-at-home” and “shelter-in-place” restrictions in mid-to-late March 2020, sales and traffic levels across the RV industry declined significantly in March 2020. In response to the COVID-19 pandemic, many RV manufacturers, including Thor Industries, Forest River, Inc., and Winnebago Industries, temporarily suspended production from late March to mid-May 2020. This led to a 44.6% decrease in wholesale shipments of new RVs for the three month period of March, April, and May 2020, according to the RV Industry Association’s survey of manufacturers. The Company had taken steps to add new private label lines, expand its relationships with smaller RV manufacturers, and acquire used inventory to help manage risks in its supply chain. In conjunction with the stay-at-home and shelter-in-place restrictions enacted in many areas, the Company saw significant sequential declines in its overall customer traffic levels and its overall revenues from the mid-March to mid-to-late April 2020 timeframe. In the latter part of April 2020, the Company began to see significant improvements in its online web traffic levels and number of electronic leads, and in early May 2020, the Company began to see improvements in its overall revenue levels. As the stay-at-home restrictions began to ease across certain areas of the country, the Company experienced significant acceleration in its in-store and online traffic, lead generation, and revenue trends in May 2020 continuing into the quarter ended June 30, 2021 and demand in new and used vehicles remained elevated through the remainder of 2021 and into the beginning of 2022. Wholesale shipments of new RVs in the year ended December 31, 2021 were up 39.5% compared to the prior year.

We have announced a number of initiatives heading into 2022 through press releases, earnings calls, and our investor day, including an online RV sales process, service bay expansion, the addition of design centers to our existing store footprint, and continued expansion through dealership acquisitions. We have also announced a number of land acquisitions in anticipation of constructing new stores. In addition, in 2022, we plan to expand our dealerships to include a number of preowned superstores (“Preowned Mega-Centers”) focusing on used RVs, service and restoration, and our finance and insurance offerings. See “Liquidity and Capital Resources” of this Form 10-K for a discussion of the expected cash requirements in 2022 for new dealership locations. We expect the cash requirements of the other announced initiatives to be in excess of $25.0 million.

Good Sam Rentals, which is a peer-to-peer RV rental marketplace that can be accessed at RVRentals.com, was launched during the third quarter of 2021 and the financial results and cash needs to date were immaterial. Our previously announced mobile RV technician marketplace is expected to launch in early 2022, with nominal further investment.

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

The following table presents percentages of total revenue and total gross profit for our two reportable segments:

	Year Ended December 31,
	2021	2020	2019
As percentage of total revenue:
Good Sam Services and Plans	2.6%	3.3%	3.7%
RV and Outdoor Retail	97.4%	96.7%	96.3%
As percentage of total gross profit(1):
Good Sam Services and Plans	4.4%	6.4%	7.9%
RV and Outdoor Retail	95.6%	93.6%	92.1%

(1)	Gross profit is presented exclusive of depreciation and amortization, which is presented separately in operating expenses.

COVID-19

As discussed in Note 1 ─ Summary of Significant Accounting Policies ─ COVID-19 to our consolidated financial statements included in Part II, Item 8 of this Form 10-K, the COVID-19 pandemic adversely impacted our business from mid-March through much of April 2020, but shifted to a primarily favorable impact beginning in May 2020.

In response to the pandemic, we implemented preparedness plans to keep our employees and customers safe, which include social distancing, providing employees with face coverings and/or other protective clothing as required, implemented additional cleaning and sanitization routines, and work-from-home orders for a significant portion of our workforce. The majority of our retail locations continued to operate as essential businesses and consequently remained open to serve our customers through the pandemic, and we continued to operate our e-commerce business. In addition to reducing marketing expenses, we temporarily reduced salaries and hours throughout the Company, including for our executive officers, and implemented headcount and other cost reductions primarily from the middle of March 2020 through the middle of May 2020. Most of these temporary salary and hourly reductions ended in May 2020 as the adverse economic impacts of the pandemic began to decline. In July 2021, we began transitioning many of our employees from work-from-home schedules to a return to our offices. However, with the increase in COVID-19 cases in the U.S. as a result of the Omicron variant in late 2021, many employees have reverted back to work from home schedules.

In conjunction with the stay-at-home and shelter-in-place restrictions enacted in many areas, we saw significant sequential declines in overall customer traffic levels and overall revenues from the mid-March to mid-to-late April 2020 timeframe. In the latter part of April 2020, we began to see a significant improvement in online web traffic levels, and in early May 2020, we began to see improvements in overall revenue levels. As the stay-at-home restrictions began to ease across certain areas of the country, we experienced significant acceleration in our in-store traffic and revenue trends in May 2020 continuing into the quarter ended June 30, 2021 and demand in new and used vehicles remained elevated through the remainder of 2021 and into the beginning of 2022. Demand and interest in new and used vehicles continued to outpace vehicle supply during much of the year ended December 31, 2021. In the last four months of 2021, we were able to procure more new vehicles than were sold during that period, which improved inventory levels at December 31, 2021.

We have been implementing marketing and operational plans to optimize our leadership position through the pandemic, regardless of the ultimate timing and slope of the recovery curve. We have adapted our sales practices to accommodate customers’ safety concerns in this COVID-19 environment, such as offering virtual tours of RVs and providing home delivery options. Historically, most of our consumer shows and events took place during the first quarter. As a consequence of COVID-19, we held one in-person consumer show in 2021, held fewer in-person consumer shows and events during 2020 than in 2019 and we have held several of our virtual RV show events in 2020 and 2021.

As other modes of transportation and vacation options continue to recover from the impact of COVID-19, the increased demand for our products may not be sustained. We are unable to accurately quantify the future impact that COVID-19 may have on our business, results of operations and liquidity due to numerous uncertainties, including the duration of the pandemic; additional waves of infection or the spread of new variants; the effectiveness of vaccines and therapies against COVID-19 variants and the willingness of a sufficient proportion of the public to receive the vaccine; the economic impact of the pandemic; actions that may be taken by governmental authorities; and other as yet unanticipated consequences. In addition, there could be weakening demand for items that are not basic goods, and our supply chain could be disrupted in the future as a result of the outbreak, such as if Thor Industries, Inc. were to again close its North American production facilities as it did from late March to early May 2020. Any of these events could have a material adverse impact on our operating results.

Cybersecurity Incident

We rely on the integrity, security and successful functioning of our information technology systems and network infrastructure (collectively, “IT Systems”) across our operations. In February 2022, we announced that we were experiencing a cybersecurity incident that resulted in the encryption of certain IT Systems and theft of certain data and information (the “Cybersecurity Incident”). The Cybersecurity Incident resulted in our temporary inability to access certain of our IT Systems, caused by the disabling of some of our IT Systems by the threat actor and our temporarily taking certain other IT Systems offline as a precautionary measure. We engaged leading outside forensics and cybersecurity experts, launched containment and remediation efforts and a forensic investigation, and are working on restoring and ensuring the security of our IT Systems. We are also coordinating with law enforcement. We are in the early stages of this incident and have not determined the full scope or content of our lost or stolen data.

We have and expect to continue to incur incremental costs for the investigation, containment and remediation of the Cybersecurity Incident, including legal and other professional fees, and investments to enhance the security of our IT Systems. The containment, investigation, remediation, legal and other costs may exceed our insurance policy limits or may not be covered by insurance at all. Other actual and potential consequences include, but are not limited to, negative publicity, reputational damage, lost trust with customers, regulatory enforcement action, and litigation that could result in financial judgments or the payment of settlement amounts and disputes with insurance carriers concerning coverage. We have not yet determined if the Cybersecurity Incident will cause future disruptions to our business or how long such disruption could last.  We have also not yet been able to estimate the incremental costs resulting from the Cybersecurity Incident, which are expected to adversely impact our future financial results.

Based on the information currently known, we do not believe that the Cybersecurity Incident will have a material impact on our business, results of operations or financial condition, but no assurances can be given as we continue to assess the full impact from the Cybersecurity Incident, including costs, expenses and insurance coverage.

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

Same store revenue.  Same store revenue measures the performance of a retail location during the current reporting period against the performance of the same retail location in the corresponding period of the previous year. Our same store revenue calculations for a given period include only those stores that were open both at the end of the corresponding period and at the beginning of the preceding fiscal year. As of December 31, 2021, 2020, and 2019, we had a base of 158, 142, and 132 same stores, respectively. For the years ended December 31, 2021, 2020 and 2019 our aggregate same store revenue was $5.8 billion, $4.5 billion, and $3.7 billion, respectively. With same store revenue driven by the number of transactions and the average transaction price, changes in our mix of new vehicle sales has in the past negatively impacted, and in the future is likely to negatively impact, our new vehicle same store revenue. Over the past several years, we have seen a shift in our overall mix of new RV sales towards travel trailer vehicles, which tend to carry lower average selling prices than other classes of new RV vehicles. From 2015 to 2021, total new vehicle travel trailer units have increased from 62% to 72% of total new vehicle unit sales and from 2015 to 2020 our average selling price of a new vehicle unit had decreased from $39,853 to $36,277. However, over the past twelve months due to lower industry supply of travel trailers and motorhomes, both average cost and average sales price have increased. Should the supply chain correct itself over the next twelve months, average sales price may again decline and impact our same store revenue.

Gross Profit and Gross Margins.  Gross profit is our total revenue less our total costs applicable to revenue. Our total costs applicable to revenue primarily consists of the cost of goods and cost of sales, exclusive of depreciation and amortization. Gross margin is gross profit as a percentage of revenue.

Our gross profit is variable in nature and generally follows changes in our revenue. While gross margins for our RV and Outdoor Retail segment are lower than gross margins for our Good Sam Services and Plans, this segment generates significant gross profit and is our primary means of acquiring new customers, to whom we then cross sell our higher margin products and services with recurring revenue. We believe the overall growth of our RV and Outdoor Retail segments will allow us to continue to drive growth in gross profit due to our ability to cross sell our Good Sam Services and Plans to our increasing Active Customer base. Gross margin in 2019 was negatively impacted by the 2019 Strategic Shift. Gross margin in our RV and Outdoor Retail segment was positively impacted in 2020 and 2021 by increased demand for vehicles and reduced supply leading to higher averages prices per unit.

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

The RV industry posted record shipments in both the third and fourth quarters of 2020, according to the RV Industry Association. Wholesale shipments of RVs for the second half of 2020 increased 34.2% over the comparable period in 2019. For the year ended December 31, 2020, total RV shipments increased 6.0% versus the comparable period in 2019, with the travel trailer group showing the largest increase. Wholesale shipments for 2021 were 600,240 units, a new record for RV shipments for any year. Shipments for the year ended December 31, 2021 increased 39.5% over the year ended December 31, 2020 and surpassed 2017, the previous record year, by 19.0%.

Thor Industries, our largest supplier of RVs, disclosed in their Form 10-Q for the three months ended October 31, 2021 filed with the Securities and Exchange Commission on December 8, 2021 that their North American RV order backlog had increased substantially, and also disclosed that they had experienced supply constraints and shortages of various RV component parts as a result of the current market conditions and the COVID-19 pandemic, which they attempt to minimize, when possible, by identifying alternate suppliers. These potential supply constraints are not unique to Thor Industries as suppliers in the RV industry attempt to meet the high demand for RV products combined with shipping delays, as described above, in the midst of the COVID-19 pandemic, which has created a shortage of RV new unit inventory. In light of this shortage, as discussed above, we have taken steps to add new private label lines, expand our relationships with smaller RV manufacturers, and increased our focus on acquiring used inventory to help manage risks in our supply chain.

Strategic Shift

In 2019, we made a strategic decision to refocus our business around our core RV competencies. In connection with the 2019 Strategic Shift, we recorded restructuring charges of $47.2 million in 2019, $17.6 million in 2020 and $25.7 million in 2021, excluding related lease termination costs. In total, we expect to incur costs relating to one-time employee termination benefits of $1.2 million, all of which had been incurred by December 31, 2020, lease termination costs of between $18.0 million and $34.0 million, incremental inventory reserve charges of $57.4 million, all of which has been incurred through December 31, 2021, and other associated costs of between $35.0 million and $42.0 million. Through December 31, 2019, we incurred $21.2 million of such other associated costs primarily representing labor, lease, and other operating expenses incurred during the post-close wind-down period for the locations related to the 2019 Strategic Shift. During the year ended December 31, 2021, we completed our analysis of our retail product offerings that are not RV related as part of the 2019 Strategic Shift. The information available at the inception of the 2019 Strategic Shift relating to these product categories was incomplete based on the relative immaturity of the locations offering these products and was further delayed by the impact of COVID-19 on consumer buying behavior (see “COVID-19” discussion in this Form 10-K). During the year ended December 31, 2021, we recorded $15.0 million of incremental reserve charges relating to product categories that are not RV related. The Company does not expect to close additional locations or incur further one-time termination benefits or incremental reserve charges in connection with the 2019 Strategic Shift. The remaining potential ongoing charges under the 2019 Strategic Shift relate to lease termination costs and other associated costs relating to the leases of previously closed locations under the 2019 Strategic Shift. The process of identifying subtenants and negotiating lease terminations has been delayed in part due to the ongoing COVID-19 pandemic and is expected to continue. The timing of these negotiations will vary as both subleases and terminations are contingent on landlord approvals. See Note 5 — Restructuring and Long-Lived Asset Impairment to our consolidated financial statements included in Part II, Item 8 of this Form 10-K.

The following table details the costs incurred associated with the 2019 Strategic Shift (in thousands):

	Year Ended December 31,
	2021	2020	2019
Restructuring costs:
One-time termination benefits(1)	$—	$231	$1,008
Lease termination costs(2)	1,431	4,432	55
Incremental inventory reserve charges(3)	15,017	543	41,894
Other associated costs(4)	10,684	16,835	4,321
Total restructuring costs	$27,132	$22,041	$47,278

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

(4)

Other associated costs primarily represent labor, lease, and other operating expenses incurred during the post-close wind-down period for the locations related to the 2019 Strategic Shift. For the year ended December 31, 2021, 2020 and 2019, costs of approximately $0 million, $0.4 million and $0.6 million, respectively, were included in costs applicable to revenue – products, service and other, and $10.7 million, $16.4 million and $3.7 million, respectively, were included in selling, general, and administrative expenses in the consolidated statements of operations.

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

More specifically, as discussed in Note 11 — Income Taxes to our consolidated financial statements included in Part II, Item 8 of this Form 10-K, CWH is organized as a Subchapter C corporation and, as of December 31, 2021, is a 51.2% owner of CWGS, LLC (see Note 18 — Stockholders’ Equity and Note 19 — Non-Controlling Interests to our consolidated financial statements included in Part II, Item 8 of this Form 10-K). CWGS, LLC is organized as a limited liability company and treated as a partnership for U.S. federal and most applicable state and local income tax purposes and, as such is generally not subject to any U.S. federal entity-level income taxes (“Pass-Through”), with the exception of Americas Road and Travel Club, Inc., Camping World, Inc. (“CW”), and FreedomRoads RV, Inc. and their wholly-owned subsidiaries, which are Subchapter C corporations (“C-Corp”) embedded within the CWGS, LLC structure.

CWH receives an allocation of its share of the net income (loss) of CWGS, LLC based on CWH’s weighted-average ownership of CWGS, LLC for the period. CWH recognizes income tax expense on its pre-tax income including its portion of this income allocation from CWGS, LLC primarily relating to Pass-Through entities. The income tax relating to the net income (loss) of CWGS, LLC allocated to CWH that relates to separately taxed C-Corp entities is recorded at CWGS, LLC. No income tax expense is recognized by the Company for the portion of net income (loss) of CWGS, LLC allocated to non-controlling interest other than income tax expense recorded by CWGS, LLC. Rather, tax distributions are paid to the non-controlling interest holders, which are recorded as distributions to holders of LLC common units in the consolidated statements of cash flows. CWH is subject to U.S. federal, state and local income taxes with respect to its allocable share of any taxable income of CWGS, LLC and is taxed at the prevailing corporate tax rates. For the years ended December 31, 2021, 2020 and 2019, the Company used effective income tax rate assumptions between 25.0% and 25.5%, for income adjustments applicable to CWH when calculating the adjusted net income (loss) attributable to Camping World Holdings, Inc. — basic and diluted (see “Non-GAAP Financial Measures” in Part II, Item 7 of this Form 10-K). CWGS, LLC may be liable for various other state and local taxes.

The following table presents the allocation of CWGS, LLC’s net income (loss) to CWH between C-Corp and Pass-Through, the allocation of CWGS, LLC’s net income (loss) to non-controlling interests, income tax expense recognized by CWH, and other items:

	Year Ended December 31,
($ in thousands)	2021	2020	2019
C-Corp portion of CWGS, LLC net loss allocated to CWH	$(19,177)	$(22,248)	$(106,556)
Pass-Through portion of CWGS, LLC net income allocated to CWH	397,834	195,866	63,239
CWGS, LLC net income (loss) allocated to CWH	378,657	173,618	(43,317)
CWGS, LLC net income (loss) allocated to noncontrolling interests	363,614	221,870	(59,710)
CWGS, LLC net income (loss)	742,271	395,488	(103,027)
Tax Receivable Agreement liability adjustment	(2,813)	141	10,005
Income tax expense recorded by CWH	(97,831)	(51,517)	(27,279)
Other incremental CWH net income	448	103	—
Net income (loss)	$642,075	$344,215	$(120,301)

The following table presents further information on income tax expense:

	Year Ended December 31,
($ in thousands)	2021	2020	2019
Income tax expense recorded by CWH	$(97,831)	$(51,517)	$(27,279)
Income tax benefit (expense) recorded by CWGS, LLC	5,707	(6,226)	(2,303)
Income tax expense	$(92,124)	$(57,743)	$(29,582)

Results of Operations

Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

The following tables set forth information comparing the components of net income for the years ended December 31, 2021 and 2020.

	Year Ended
	December 31, 2021		December 31, 2020
		Percent of		Percent of	Favorable/ (Unfavorable)
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%

Revenue:
Good Sam Services and Plans	$180,722	2.6%	$180,977	3.3%	$(255)	(0.1)%
RV and Outdoor Retail:
New vehicles	3,299,454	47.7%	2,823,311	51.8%	476,143	16.9%
Used vehicles	1,686,217	24.4%	984,853	18.1%	701,364	71.2%
Products, service and other	1,100,942	15.9%	948,890	17.4%	152,052	16.0%
Finance and insurance, net	598,475	8.7%	464,261	8.5%	134,214	28.9%
Good Sam Club	47,944	0.7%	44,299	0.8%	3,645	8.2%
Subtotal	6,733,032	97.4%	5,265,614	96.7%	1,467,418	27.9%
Total revenue	6,913,754	100.0%	5,446,591	100.0%	1,467,163	26.9%

Gross profit (exclusive of depreciation and amortization shown separately below):
Good Sam Services and Plans	107,845	1.6%	108,039	2.0%	(194)	(0.2)%
RV and Outdoor Retail:
New vehicles	875,976	12.7%	502,774	9.2%	373,202	74.2%
Used vehicles	438,423	6.3%	233,824	4.3%	204,599	87.5%
Products, service and other	394,868	5.7%	358,174	6.6%	36,694	10.2%
Finance and insurance, net	598,475	8.7%	464,261	8.5%	134,214	28.9%
Good Sam Club	40,741	0.6%	35,407	0.7%	5,334	15.1%
Subtotal	2,348,483	34.0%	1,594,440	29.3%	754,043	47.3%
Total gross profit	2,456,328	35.5%	1,702,479	31.3%	753,849	44.3%

Operating expenses:
Selling, general and administrative expenses	1,573,609	22.8%	1,156,071	21.2%	(417,538)	(36.1)%
Debt restructure expense	12,078	0.2%	—	0.0%	(12,078)	nm
Depreciation and amortization	66,418	1.0%	51,981	1.0%	(14,437)	(27.8)%
Long-lived asset impairment	3,044	0.0%	12,353	0.2%	9,309	75.4%
Lease termination	2,211	0.0%	4,547	0.1%	2,336	51.4%
(Gain) loss on sale or disposal of assets	(576)	(0.0)%	1,332	0.0%	1,908	143.2%
Total operating expenses	1,656,784	24.0%	1,226,284	22.5%	430,500	35.1%
Income from operations	799,544	11.6%	476,195	8.7%	323,349	67.9%
Other expense:
Floor plan interest expense	(14,108)	(0.2)%	(19,689)	(0.4)%	5,581	28.3%
Other interest expense, net	(46,912)	(0.7)%	(54,689)	(1.0)%	7,777	14.2%
Loss on debt restructure	(1,390)	(0.0)%	—	0.0%	(1,390)	nm
Tax Receivable Agreement liability adjustment	(2,813)	(0.0)%	141	0.0%	(2,954)	nm
Other expense, net	(122)	(0.0)%	—	0.0%	(122)	nm
Total other expense	(65,345)	(0.9)%	(74,237)	(1.4)%	8,892	12.0%
Income before income taxes	734,199	10.6%	401,958	7.4%	332,241	82.7%
Income tax expense	(92,124)	(1.3)%	(57,743)	(1.1)%	(34,381)	(59.5)%
Net income	642,075	9.3%	344,215	6.3%	297,860	86.5%
Less: net income attributable to non-controlling interests	(363,614)	(5.3)%	(221,870)	(4.1)%	(141,744)	(63.9)%
Net income attributable to Camping World Holdings, Inc.	$278,461	4.0%	$122,345	2.2%	$156,116	127.6%

nm- not meaningful

Supplemental Data

	Year Ended December 31,		Increase		Percent
	2021	2020	(decrease)		Change
Unit sales
New vehicles	77,777	77,827	(50)		(0.1)%
Used vehicles	48,938	37,760	11,178		29.6%
Total	126,715	115,587	11,128		9.6%

Average selling price
New vehicles	$42,422	$36,277	$6,145		16.9%
Used vehicles	$34,456	$26,082	$8,374		32.1%

Same store unit sales(1)
New vehicles	70,053	76,365	(6,312)		(8.3)%
Used vehicles	44,466	37,161	7,305		19.7%
Total	114,519	113,526	993		0.9%

Same store revenue(1) ($ in 000's)
New vehicles	$2,984,049	$2,771,177	$212,872		7.7%
Used vehicles	1,543,936	969,033	574,903		59.3%
Products, service and other	716,629	673,316	43,313		6.4%
Finance and insurance, net	543,985	456,933	87,052		19.1%
Total	$5,788,599	$4,870,459	$918,140		18.9%

Average gross profit per unit
New vehicles	$11,263	$6,460	$4,803		74.3%
Used vehicles	8,959	6,192	2,766		44.7%
Finance and insurance, net per vehicle unit	4,723	4,017	706		17.6%
Total vehicle front-end yield(2)	15,096	10,389	4,707		45.3%

Gross margin
Good Sam Services and Plans	59.7%	59.7%	(2)	bps
New vehicles	26.5%	17.8%	874	bps
Used vehicles	26.0%	23.7%	226	bps
Products, service and other	35.9%	37.7%	(188)	bps
Finance and insurance, net	100.0%	100.0%	unch.	bps
Good Sam Club	85.0%	79.9%	505	bps
Subtotal RV and Outdoor Retail	34.9%	30.3%	460	bps
Total gross margin	35.5%	31.3%	427	bps

Inventories ($ in 000's)
New vehicles	$1,108,836	$691,114	$417,722		60.4%
Used vehicles	406,398	178,336	228,062		127.9%
Products, parts, accessories and misc.	278,148	266,786	11,362		4.3%
Total RV and Outdoor Retail inventories	$1,793,382	$1,136,236	$657,146		57.8%

Vehicle inventory per location ($ in 000's)
New vehicle inventory per dealer location	$6,336	$4,319	$2,017		46.7%
Used vehicle inventory per dealer location	2,322	1,115	1,208		108.4%

Vehicle inventory turnover(3)
New vehicle inventory turnover	3.0	3.1	(0.0)		(1.5)%
Used vehicle inventory turnover	4.0	5.2	(1.2)		(22.7)%

Retail locations
RV dealerships	175	160	15		9.4%
RV service & retail centers	10	10	—		0.0%
Subtotal	185	170	15		8.8%
Other retail stores	2	1	1		100.0%
Total	187	171	16		9.4%

Other data
Active Customers(4)	5,452,287	5,314,104	138,183		2.6%
Good Sam Club members	2,124,284	2,088,064	36,220		1.7%
Service bays (5)	2,575	2,291	284		12.4%
Finance and insurance gross profit as a % of total vehicle revenue	12.0%	12.2%	(19)	bps	n/a
Same store locations	158	n/a	n/a		n/a

(1) Our same store revenue and units calculations for a given period include only those stores that were open both at the end of the corresponding period and at the beginning of the preceding fiscal year.

(2) Front end yield is calculated as gross profit from new vehicles, used vehicles and finance and insurance (net), divided by combined new and used retail unit revenue.

(3) Inventory turnover calculated as vehicle costs applicable to revenue over the last twelve months divided by the average quarterly ending vehicle inventory over the last twelve months.

(4) An Active Customer is a customer who has transacted with us in any of the eight most recently completed fiscal quarters prior to the date of measurement.

(5) A service bay is a fully-constructed bay dedicated to service, installation, and collision offerings.

Total revenue increased 26.9% or $1.5 billion, to $6.9 billion for 2021 from $5.4 billion for 2020. The increase in total revenue was driven by a $1.5 billion, or 27.9%, increase in RV and Outdoor Retail revenue, partially offset by a $0.3 million, or 0.1%, decrease in Good Sam Services and Plans revenue.

Total gross profit increased 44.3%, or $753.8 million, to $2.5 billion for 2021 from $1.7 billion for 2020. The increase in total gross profit was driven by a $754.0 million, or 47.3%, increase in RV and Outdoor Retail gross profit, and a $0.2 million, or 0.2%, decrease in Good Sam Services and Plans gross profit.

Income from operations increased 67.9%, or $323.3 million, to $799.5 million for 2021, from $476.2 million income from operations for 2020. The increase was primarily driven by a $753.8 million increase in gross profit, a $9.3 million decrease in long-lived asset impairment, a $2.3 million decrease in lease termination expense, and a $1.9 million decrease in loss on assets sales, partially offset by a $417.5 million increase in selling, general and administrative expenses, a $14.4 million increase in depreciation and amortization, and a $12.1 million increase in debt restructure expense.

Total other expense decreased 12.0%, or $8.9 million, to $65.3 million for 2021, from $74.2 million for 2020. The decrease in other expense was primarily driven by a $7.7 million decrease in other interest expense and a $5.6 million decrease in floor plan interest expense, partially offset by a $3.0 million increase in Tax Receivable Agreement liability, a $1.4 million increase in loss on debt restructure, and $0.1 million of other expense.

As a result of the above factors, income before income taxes was $734.2 million for 2021 compared to a $402.0 million income before income taxes for 2020. Income tax expense was $92.1 million for 2021, an increase of $34.4 million from $57.7 million for 2020. As a result, net income was $642.1 million for 2021 compared to net income of $344.2 million for 2020.

Good Sam Services and Plans

Good Sam Services and Plans revenue decreased 0.1%, or $0.3 million, to $180.7 million in 2021, from $181.0 million for 2020. The decrease was primarily attributable to a $5.7 million decrease due to only one in-person consumer show held in 2021 due to COVID-19 versus 24 shows held in the first quarter of 2020, a $4.8 million decrease primarily from the elimination of low margin extended warranty insurance programs, a $1.4 million decrease from reduced magazine ad sales as a result of combining two magazines into one, and a $0.4 million decrease from reduced ad sales in the annual directory, partially offset by a $6.9 million increase from roadside assistance programs primarily resulting from increased contracts in force, a $3.1 million increase in Good Sam TravelAssist revenue primarily resulting from increased contracts in force, and a $2.0 million increase from Good Sam insurance programs primarily resulting from increased contracts in force.

Good Sam Services and Plans gross profit decreased 0.2%, or $0.2 million, to $107.8 million in 2021, from $108.0 million for 2020, and gross margin remained unchanged at 59.7% for both periods. The decrease in gross profit was primarily attributable to a $2.9 million decrease in contribution from fewer in-person consumer shows being held during the 2021 period due to COVID-19, a $1.2 million increase in overhead and marketing expenses, a $1.1 million reduction in contribution from the annual directory, a $1.0 million reduction from the magazine group, and a $0.2 million reduction from other services and plans, partially offset by a $3.2 million increase in contribution from the Good Sam TravelAssist programs, a $2.2 million increase from the Good Sam insurance programs, and an $0.8 million increase from the roadside assistance programs. Gross margin remained unchanged at 59.7% for both 2021 and 2020 reflecting increased revenue and higher gross margin from the Good Sam TravelAssist and Good Sam insurance products, partially offset by reduced gross margin for the roadside assistance programs and consumer shows.

RV and Outdoor Retail:

New Vehicles

New vehicle revenue increased 16.9%, or $476.1 million, to $3.3 billion in 2021 from $2.8 billion for 2020. The increase was primarily due to a 16.9% increase in average selling price per vehicle sold, driven by increases in demand for nearly all product types due to record demand outpacing manufacturer production. On a same store basis, new vehicle revenue increased 7.7% to $3.0 billion and new vehicle units decreased 8.3% in 2021 compared to 2020.

New vehicle gross profit increased 74.2%, or $373.2 million, to $876.0 million in 2021 from $502.8 million for 2020. The increase was due to a 16.9% increase in average price per vehicle sold. New vehicle gross margin increased 874 basis points to 26.5% in 2021 from 17.8% in 2020. The increase was due to a sales mix shift towards available higher-margin towable units and higher average motorized units gross margins resulting from lower motorized inventory levels.

Used Vehicles

Used vehicle revenue increased 71.2%, or $701.4 million, to $1.7 billion in 2021 from $984.9 million for 2020. The increase was primarily due to a 29.6% increase in vehicle units sold and a 32.1% increase in average selling price per vehicle, driven by increases in demand for nearly all product types as lower new inventory levels have driven an increase in demand for used vehicles. On a same store basis, used vehicle revenue increased 59.3% to $1.5 billion and used vehicle units sold increased 19.7% in 2021 compared to 2020.

Used vehicle gross profit increased 87.5%, or $204.6 million, to $438.4 million in 2021 from $233.8 million in 2020. The increase was due to 29.6% increase in vehicles sold. Used vehicle gross margin increased 226 basis points to 26.0% in 2021 from 23.7% in 2020 driven primarily by a 32.1% increase in average selling price per vehicle due to strong demand in the used vehicle market across nearly all product types.

Products, Service and Other

Products, service and other revenue increased 16.0%, or $152.1 million, to $1.1 billion in 2021 from $948.9 million in 2020. The increase was primarily attributable to increased new and used vehicle revenue, which resulted in an increase in RV parts and accessory sales and promotions associated with our exit from non-RV retail categories in our 2019 Strategic Shift. On a same store basis, products, service and other revenue increased 6.4% to $716.6 million for 2021 from $673.3 million in 2020.

Products, service and other gross profit increased 10.2%, or $36.7 million, to $394.9 million in 2021 from $358.2 million in 2020. The increase was driven by increased volume of products sold and improved service margins. Product, service and other gross margin decreased 188 basis points to 35.9% in 2021 primarily due to increased sales at lower margins to liquidate inventory in exited categories of fishing, firearms and apparel.

Finance and Insurance, net

Finance and insurance revenue and gross profit is recorded net, since the Company is acting as an agent in the transaction, and commission is recognized when a finance and insurance product contract payment has been received or financing has been arranged. Finance and insurance, net increased 28.9%, or $134.2 million, to $598.5 million in 2021 from $464.3 million in 2020, primarily due to increased volume of vehicles sold. Finance and insurance, net as a percentage of new and used vehicle revenue decreased to 12.0% for 2021 from 12.2% for 2020, driven by average sales price increases on new and used vehicle sales outpacing the average price increase of Finance and Insurance, net. On a same store basis, finance and insurance, net revenue increased 19.1%, or $87.1 million, to $544.0 million in 2020 versus $456.9 million in 2020.

Good Sam Club

Good Sam Club revenue increased 8.2%, or $3.6 million, to $47.9 million in 2021 from $44.3 million in 2020. The increase resulted from a $1.9 million revenue increase primarily due to increased Good Sam Club memberships, and a $1.7 million increase in marketing fee revenue from Good Sam Club co-branded credit cards resulting from increased open accounts.

Good Sam Club gross profit increased 15.1%, or $5.3 million, to $40.7 million in 2021 from $35.4 million in 2020. The increase was primarily due to increased Good Sam Club memberships, increased marketing fee revenue from Good Sam Club co-branded credit cards, and reduced marketing costs. Good Sam Club gross margin increased to 85.0% in 2021 from 79.9% in 2020 primarily due to increased revenue and reduced marketing costs.

Selling, general and administrative

Selling, general and administrative expenses increased 36.1%, or $417.5 million, to $1.6 billion in 2021 from $1.2 billion in 2020. The $417.5 million increase was primarily due to a $338.1 million increase in wage-related expenses attributable in large part to variable pay on increased gross profit in 2021 and the reduction in salaries relating to our initial response to COVID-19 that occurred in 2020 (see “COVID-19” in Part II, Item 7 of this 10-K), a $43.8 million increase in selling expenses mainly driven by branding and other marketing spend reductions made at the beginning of the COVID-19 pandemic, a $18.6 million increase in other store and corporate overhead expenses, and a $17.0 million increase in occupancy expenses primarily relating to the 25 locations opened over the last twenty-four months. Selling, general and administrative expenses as a percentage of total gross profit decreased to 64.1% in 2021 from 67.9% in 2020.

Depreciation and amortization

Depreciation and amortization increased 27.8%, or $14.4 million, to $66.4 million in 2021 from $52.0 million in 2020 due primarily to $7.4 million of accelerated depreciation on store fixtures related to categories exited as part of the 2019 Strategic Shift, and increased purchases of property and equipment.

Long-lived asset impairment

As discussed in Note 5 – Restructuring and Long-Lived Asset Impairment to our consolidated financial statements included in Part II, Item 8 of this Form 10-K, we recognized $3.0 million of long-lived asset impairments in 2021, of which $1.4 million related to the 2019 Strategic Shift discussed above, and $12.4 million for 2020, of which $12.3 million related to the 2019 Strategic Shift discussed above.

Lease termination

Lease termination expense of $2.2 million in 2021, included $1.4 million related to the 2019 Strategic Shift discussed above. Lease termination expense of $4.5 million in 2020, related primarily to lease terminations in connection with the 2019 Strategic Shift discussed above.

Floor plan interest expense

Floor plan interest expense decreased 28.3%, or $5.6 million, to $14.1 million for 2021 from $19.7 million in 2020. The decrease was primarily due to 77 basis point decrease in the average floor plan borrowing rate and a 2.3% decrease in the average floor plan borrowings driven by lower average new unit inventory levels.

Other interest expense, net

Other interest expense decreased 14.2%, or $7.8 million, to $46.9 million in 2021 from $54.7 million for 2020. The decrease was primarily due to a 53 basis point decrease in average interest rate and reduced average borrowings applicable to our term loan facilities.

Loss and expense on debt restructure

Loss and expense on debt restructure of $13.5 million in 2021 was comprised of $0.4 million in extinguishment of the original issue discount related to the Previous Term Loan Facility (as defined below), $1.0 million in extinguishment in capitalized finance costs related to the Previous Term Loan Facility, and $12.1 million in legal and other expenses related to the New Term Loan Facility (as defined below).

Tax Receivable Agreement Liability adjustment

The Tax Receivable Agreement Liability adjustment of $2.8 million for 2021 related to a remeasurement in 2021 to reflect an increase in state tax rates. The Tax Receivable Agreement Liability adjustment for 2020 was a benefit of $0.1 million, which represented an adjustment for lower enacted state income tax rates.

Income tax expense

Income tax expense increased $34.4 million, to $92.1 million in 2021 compared to $57.7 million for 2020. The increase was primarily due to both higher income generated and an increase in ownership interest in CWGS, LLC for which the Company is subject to U.S. federal and state taxes on its allocable share, plus higher state tax rates, net of operating losses recorded by CW for which limited tax benefit can be recognized, partially offset by the $15.2 million release of valuation allowance at CW, which is now available to offset state combined income in certain unitary states due to the Company’s increased ownership in CWGS, LLC. The valuation allowance release during 2021 is attributable to the change in the entities within state combined filing groups due to unitary relationships, which provide additional taxable income sources to utilize CW’s deferred tax assets. CWH’s increased ownership in CWGS, LLC and other qualitative unity factors impacted the unitary relationships.

Net income

Net income increased $297.9 million to a net income of $642.1 million in 2021 from a net income of $344.2 million in 2020. The change was primarily due to the items mentioned above.

Segment results

The following table sets forth a reconciliation of total segment income to consolidated income from operations before income taxes for the period presented:

	Fiscal Year Ended
	December 31, 2021		December 31, 2020		Favorable /
		Percent of		Percent of	(Unfavorable)
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%
Revenue:
Good Sam Services and Plans	$180,926	2.6%	$182,758	3.4%	$(1,832)	(1.0)%
RV and Outdoor Retail	6,759,294	97.8%	5,285,427	97.0%	1,473,867	27.9%
Elimination of intersegment revenue	(26,466)	(0.4)%	(21,594)	(0.4)%	(4,872)	(22.6)%
Total consolidated revenue	6,913,754	100.0%	5,446,591	100.0%	1,467,163	26.9%
Segment income:(1)
Good Sam Services and Plans	74,765	1.1%	88,288	1.6%	(13,523)	(15.3)%
RV and Outdoor Retail	798,846	11.6%	429,950	7.9%	368,896	85.8%
Total segment income	873,611	12.6%	518,238	9.5%	355,373	68.6%
Corporate & other	(9,679)	(0.1)%	(9,751)	(0.2)%	72	0.7%
Depreciation and amortization	(66,418)	(1.0)%	(51,981)	(1.0)%	(14,437)	(27.8)%
Other interest expense, net	(46,912)	(0.7)%	(54,689)	(1.0)%	7,777	14.2%
Tax Receivable Agreement liability adjustment	(2,813)	(0.0)%	141	0.0%	(2,954)	nm
Loss and expense on debt restructure	(13,468)	(0.2)%	—	0.0%	(13,468)	nm
Other expense, net	(122)	(0.0)%	—	0.0%	(122)	nm
Income before income taxes	$734,199	10.6%	$401,958	7.4%	$332,241	82.7%

Same store revenue- RV and Outdoor Retail(2)	$5,788,599		$4,870,459		$918,140	18.9%

nm – not meaningful

(1)	Segment income represents income for each of our reportable segments and is defined as income from operations before depreciation and amortization, plus floor plan interest expense.
(2)	Same store revenue definition not applicable to the Good Sam Services and Plans segment.

Good Sam Services and Plans

Good Sam Services and Plans segment revenue decreased 1.0%, or $1.8 million, to $180.9 million for 2021, from $182.8 million for 2020. The decrease was primarily attributable to a $7.2 million decrease due to fewer in-person consumer shows held in 2021 due to COVID-19, a $4.8 million decrease primarily from the elimination of low margin extended warranty insurance programs, a $1.4 million decrease from reduced magazine ad sales as a result of combining two magazines into one, and a $0.4 million decrease from reduced ad sales in the annual directory, partially offset by a $6.9 million increase from roadside assistance programs primarily resulting from increased contracts in force, a $3.1 million increase in Good Sam TravelAssist revenue primarily resulting from increased contracts in force, and a $2.0 million increase from Good Sam insurance programs primarily resulting from increased contracts in force.

Good Sam Services and Plans segment income decreased 15.3%, or $13.5 million, to $74.8 million for 2021, from $88.3 million for 2020. The decrease in gross profit was primarily attributable to an increase in selling, general and administrative expenses of $12.7 million, a $2.9 million decrease in contribution from fewer in-person consumer shows being held during the 2021 period due to COVID-19, a $1.2 million increase in overhead and marketing expenses, a $1.1 million reduction from the annual directory, a $1.0 million reduction from the magazine group, a $0.6 million increase in loss on sale or disposal of assets, and a $0.2 million reduction from other services and plans, partially offset by a $3.2 million increase in contribution from the Good Sam TravelAssist programs, a $2.2 million increase from the Good Sam insurance programs, and an $0.8 million increase from the roadside assistance programs. Segment income margin net of intersegment revenue elimination increased 741 basis points to 41.4%, primarily due to increased revenue and higher gross margin from the Good Sam TravelAssist and Good Sam insurance products, partially offset by reduced gross margin for the roadside assistance programs and consumer shows.

RV and Outdoor Retail segment

RV and Outdoor Retail segment revenue increased 27.9%, or $1.5 billion, to $6.8 billion for 2021, from $5.3 billion for 2020. The increase was primarily driven by a $476.7 million, or 16.8%, increase in new vehicle revenue, a $702.5 million, or 71.1%, increase in used vehicle revenue, a $152.2 million, or 16.0%, increase in products, service and other revenue, a $138.9 million, or 29.3%, increase in finance and insurance, net revenue, and a $3.6 million, or 8.2% increase in Good Sam Club revenue.

RV and Outdoor Retail segment income increased $368.9 million, or 85.8%, to a segment income of $798.8 million for 2021 from $430.0 million for 2020. The increase was primarily related to increased segment gross profit of $754.0 million primarily due to increased average sales price per vehicle sold, a $9.3 million reduction in long-lived asset impairment, a $5.6 million reduction in floor plan interest expense, a $2.3 million decrease in lease termination expense, and a $2.6 million reduction in loss on sale or disposal of assets, partially offset by a $404.9 million increase in selling, general and administrative expenses. RV and Outdoor Retail segment margin increased to 11.9% in 2021 from 8.2% in 2020.

Corporate and other expenses

Corporate and other expenses decreased $0.1 million, or 0.7%, to $9.7 million for 2021, from $9.8 million for 2020.

Tax Receivable Agreement Liability adjustment

The Tax Receivable Agreement Liability adjustment for 2021 was an expense of $2.8 million and 2020 was a benefit of $0.1 million, which represented an adjustment for lower enacted state income tax rates in both periods.

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

EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin

We define “EBITDA” as net income before other interest expense, net (excluding floor plan interest expense), provision for income tax expense and depreciation and amortization. We define “Adjusted EBITDA” as EBITDA further adjusted for the impact of certain noncash and other items that we do not consider in our evaluation of ongoing operating performance. These items include, among other things, loss and expense on debt restructure, long-lived asset impairment, lease termination costs, gains and losses on disposal of assets, net, equity-based compensation, Tax Receivable Agreement Liability adjustment, restructuring costs related to the 2019 Strategic Shift, and other unusual or one-time items. We define “Adjusted EBITDA Margin” as Adjusted EBITDA as a percentage of total revenue. We caution investors that amounts presented in accordance with our definitions of EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin may not be comparable to similar measures disclosed by our competitors, because not all companies and analysts calculate EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin in the same manner. We present EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin because we consider them to be important supplemental measures of our performance and believe they are frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. Management believes that investors’ understanding of our performance is enhanced by including these Non-GAAP Financial Measures as a reasonable basis for comparing our ongoing results of operations.

The following table reconciles EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin to the most directly comparable GAAP financial performance measures, which are net income (loss), and net income (loss) margin, respectively:

	Fiscal Year Ended
	December 31,	December 31,	December 31,
($ in thousands)	2021	2020	2019
EBITDA and Adjusted EBITDA:
Net income	$642,075	$344,215	$(120,301)
Other interest expense, net	46,912	54,689	69,363
Depreciation and amortization	66,418	51,981	59,932
Income tax expense	92,124	57,743	29,582
Subtotal EBITDA	847,529	508,628	38,576
Loss and expense on debt restructure (a)	13,468	—	—
Long-lived asset impairment (b)	3,044	12,353	66,270
Lease termination (c)	2,211	4,547	(686)
(Gain) loss on sale or disposal of assets, net (d)	(576)	1,332	11,492
Equity-based compensation (e)	47,936	20,661	13,145
Tax Receivable Agreement liability adjustment (f)	2,813	(141)	(10,005)
Restructuring costs (g)	25,701	17,609	47,223
Adjusted EBITDA	$942,126	$564,989	$166,015

	Fiscal Year Ended
	December 31,	December 31,	December 31,
(as percentage of total revenue)	2021	2020	2019
Adjusted EBITDA margin:
Net income margin	9.3%	6.3%	(2.5)%
Other interest expense, net	0.7%	1.0%	1.4%
Depreciation and amortization	1.0%	1.0%	1.2%
Income tax expense	1.3%	1.1%	0.6%
Subtotal EBITDA margin	12.3%	9.3%	0.8%
Loss and expense on debt restructure (a)	0.2%	—	—
Long-lived asset impairment (b)	0.0%	0.2%	1.4%
Lease termination (c)	0.0%	0.1%	(0.0)%
(Gain) loss on sale or disposal of assets, net (d)	(0.0)%	0.0%	0.2%
Equity-based compensation (e)	0.7%	0.4%	0.3%
Tax Receivable Agreement liability adjustment (f)	0.0%	(0.0)%	(0.2)%
Restructuring costs (g)	0.4%	0.3%	1.0%
Adjusted EBITDA margin	13.6%	10.4%	3.4%

(a)	Represents the loss and expense incurred on debt restructure and financing expense, which is comprised of $0.4 million in extinguishment of the original issue discount and $1.0 million in extinguishment of capitalized finance costs related to the Previous Term Loan Facility, and $12.1 million in legal and other expenses related to the New Term Loan Facility in 2021.
(b)	Represents long-lived asset impairment charges related to the RV and Outdoor Retail segment, which primarily relate to locations affected by the 2019 Strategic Shift See Note 5 – Restructuring and Long-Lived Asset Impairment to our consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information.
(c)	Represents the loss (gain) on the termination of operating leases relating primarily to the 2019 Strategic Shift, resulting from lease termination fees and the derecognition of the operating lease assets and liabilities. See Note 5 – Restructuring and Long-Lived Asset Impairment to our consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information.
(d)	Represents an adjustment to eliminate (i) losses on the disposal or sale of real estate at closed retail locations in 2020 and 2019 and (ii) the gains and losses on disposal and sales of various assets.
(e)	Represents non-cash equity-based compensation expense relating to employees, directors, and consultants of the Company.
(f)	Represents an adjustment to eliminate the losses and gains on remeasurement of the Tax Receivable Agreement primarily due to changes in our blended statutory income tax rate and the transfer of certain assets from GSS Enterprises LLC (“GSS”) to CW.
(g)	Represents restructuring costs relating to our 2019 Strategic Shift. These restructuring costs include one-time employee termination benefits relating to retail store or distribution center closures/divestitures, incremental inventory reserve charges, and other associated costs. These costs exclude lease termination costs, which are presented separately (see (c) above). See Note 5 – Restructuring and Long-lived Asset Impairment to our consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information.

Adjusted Net Income Attributable to Camping World Holdings, Inc. and Adjusted Earnings Per Share

We define “Adjusted Net Income Attributable to Camping World Holdings, Inc. – Basic” as net income attributable to Camping World Holdings, Inc. adjusted for the impact of certain non-cash and other items that we do not consider in our evaluation of ongoing operating performance. These items include, among other things, loss and expense on debt restructure, long-lived asset impairment, lease termination costs, gains and losses on disposal of assets, net, equity-based compensation, Tax Receivable Agreement liability adjustment, restructuring costs related to the 2019 Strategic Shift, other unusual or one-time items, the income tax expense effect of these adjustments, and the effect of net income attributable to non-controlling interests from these adjustments.

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

The following table reconciles Adjusted Net Income Attributable to Camping World Holdings, Inc. – Basic, Adjusted Net Income Attributable to Camping World Holdings, Inc. – Diluted, Adjusted Earnings Per Share – Basic, and Adjusted Earnings Per Share – Diluted to the most directly comparable GAAP financial performance measure, which is net income attributable to Camping World Holdings, Inc., in the case of the Adjusted Net Income Non-GAAP financial measures; earnings (loss) per share of Class A common stock – basic, in the case of Adjusted Earnings Per Share – Basic; and earnings (loss) per share of Class A common stock – diluted, in the case of the Adjusted Earnings Per Share – Diluted:

	Fiscal Year Ended
	December 31,	December 31,	December 31,
(In thousands except per share amounts)	2021	2020	2019
Numerator:
Net income (loss) attributable to Camping World Holdings, Inc.	$278,461	$122,345	$(60,591)
Adjustments related to basic calculation:
Loss and expense on debt restructure (a):
Gross adjustment	13,468	—	—
Income tax expense for above adjustment (b)	(1,770)	—	—
Long-lived asset impairment (c):
Gross adjustment	3,044	12,353	66,270
Income tax expense for above adjustment (b)	(24)	(13)	(220)
Lease termination (d):
Gross adjustment	2,211	4,547	(686)
Income tax expense for above adjustment (b)	(54)	(36)	32
(Gain) loss on sale or disposal of assets (e):
Gross adjustment	(576)	1,332	11,492
Income tax expense for above adjustment (b)	4	(1)	(750)
Equity-based compensation (f):
Gross adjustment	47,936	20,661	13,145
Income tax expense for above adjustment (b)	(5,812)	(2,023)	(1,138)
Tax Receivable Agreement liability adjustment (g):
Gross adjustment	2,813	(141)	(10,005)
Income tax expense for above adjustment (b)	(718)	35	2,525
Restructuring costs (h)
Gross adjustment	25,701	17,609	47,223
Income tax expense for above adjustment (b)	(56)	(84)	—
Adjustment to net income attributable to non-controlling interests resulting from the above adjustments (i)	(44,787)	(31,537)	(79,748)
Adjusted net income (loss) attributable to Camping World Holdings, Inc. – basic	319,841	145,047	(12,451)
Adjustments related to diluted calculation:
Reallocation of net income (loss) attributable to non-controlling interests from the dilutive effect of stock options and restricted stock units (j)	—	1,994	(26)
Income tax on reallocation of net income attributable to non-controlling interests from the dilutive effect of stock options and restricted stock units (k)	—	(494)	(3)
Reallocation of net income attributable to non-controlling interests from the dilutive exchange of common units in CWGS, LLC (j)	408,401	—	—
Income tax on reallocation of net income attributable to non-controlling interests from the dilutive exchange of common units in CWGS, LLC (k)	(104,543)	—	—
Assumed income tax expense of combining C-corporations with full or partial valuation allowances with the income of other consolidated entities after the dilutive exchange of common units in CWGS, LLC (l)	(6,169)	—	—
Adjusted net income (loss) attributable to Camping World Holdings, Inc. – diluted	$617,530	$146,547	$(12,480)
Denominator:
Weighted-average Class A common shares outstanding – basic	45,009	39,383	37,310
Adjustments related to diluted calculation:
Dilutive exchange of common units in CWGS, LLC for shares of Class A common stock (m)	43,438	—	—
Dilutive options to purchase Class A common stock (m)	150	79	—
Dilutive restricted stock units (m)	1,165	547	40
Adjusted weighted average Class A common shares outstanding – diluted	89,762	40,009	37,350

Adjusted earnings (loss) per share - basic	$7.11	$3.68	$(0.33)
Adjusted earnings (loss) per share - diluted	$6.88	$3.66	$(0.33)

	Fiscal Year Ended
	December 31,	December 31,	December 31,
(In thousands except per share amounts)	2021	2020	2019
Anti-dilutive amounts (n):
Numerator:
Reallocation of net income attributable to non-controlling interests from the anti-dilutive exchange of common units in CWGS, LLC (j)	$—	$251,412	$20,064
Income tax on reallocation of net income attributable to non-controlling interests from the anti-dilutive exchange of common units in CWGS, LLC (k)	$—	$(64,964)	$(25,076)
Assumed income tax benefit of combining C-corporations with full or partial valuation allowances with the income of other consolidated entities after the anti-dilutive exchange of common units in CWGS, LLC (l)	$—	$6,430	$35,326
Denominator:
Anti-dilutive exchange of common units in CWGS, LLC for shares of Class A common stock (m)	—	49,916	51,670

Reconciliation of per share amounts:
Earnings (loss) per share of Class A common stock — basic	$6.19	$3.11	$(1.62)
Non-GAAP Adjustments (o)	0.92	0.57	1.29
Adjusted earnings (loss) per share - basic	$7.11	$3.68	$(0.33)

Earnings (loss) per share of Class A common stock — diluted	$6.07	$3.09	$(1.62)
Non-GAAP Adjustments (o)	0.92	0.57	1.29
Dilutive exchange of common units in CWGS, LLC for shares of Class A common stock (p)	(0.10)	—	—
Dilutive options to purchase Class A common stock and/or restricted stock units (p)	(0.01)	—	—
Adjusted earnings (loss) per share - diluted	$6.88	$3.66	$(0.33)

(a)	Represents the loss and expense incurred on debt restructure and financing expense, which is comprised of $0.4 million in extinguishment of the original issue discount and $1.0 million in extinguishment of capitalized finance costs related to the Previous Term Loan Facility, and $12.1 million in legal and other expenses related to the New Term Loan Facility.
(b)	Represents the current and deferred income tax expense or benefit effect of the above adjustments, many of which are related to entities with full valuation allowances for which no tax benefit can be currently recognized. This assumption uses effective tax rates between 25.0% and 25.5% for the adjustments for 2021, 2020 and 2019, which represents the estimated tax rate that would apply had the above adjustments been included in the determination of our non-GAAP metric.
(c)	Represents long-lived asset impairment charges related to the RV and Outdoor Retail segment, which primarily relate to locations affected by the 2019 Strategic Shift. See Note 5 – Restructuring and Long-lived Asset Impairment to our consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information.
(d)	Represents the loss (gain) on the termination of operating leases relating primarily to the 2019 Strategic Shift, resulting from lease termination costs and the derecognition of the operating lease assets and liabilities. See Note 5 – Restructuring and Long-lived Asset Impairment to our consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information.
(e)	Represents an adjustment to eliminate (i) losses on the disposal or sale of real estate at closed retail locations in 2020 and 2019 and (ii) the gains and losses on disposal and sales of various assets.
(f)	Represents non-cash equity-based compensation expense relating to employees, directors, and consultants of the Company.
(g)	Represents an adjustment to eliminate the losses and gains on remeasurement of the Tax Receivable Agreement primarily due to changes in our effective income tax rate and the transfer of certain assets from GSS to CW. See Note 11 – Income Taxes to our consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information.
(h)	Represents restructuring costs relating to our 2019 Strategic Shift. These restructuring costs include one-time employee termination benefits relating to retail store or distribution center closures/divestitures, incremental inventory reserve charges, and other associated costs. These costs exclude lease termination costs, which are presented separately (see (d) above). See Note 5 – Restructuring and Long-lived Asset Impairment to our consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information.
(i)	Represents the adjustment to net (income) loss attributable to non-controlling interests resulting from the above adjustments that impact the net income of CWGS, LLC. This adjustment uses the non-controlling interest’s weighted average ownership of CWGS, LLC of 49.1%, 55.9% and 58.1% for the years ended December 31, 2021, 2020 and 2019, respectively.
(j)	Represents the reallocation of net income attributable to non-controlling interests from the impact of the assumed change in ownership of CWGS, LLC from stock options, restricted stock units, and/or common units of CWGS, LLC.
(k)	Represents the income tax expense effect of the above adjustment for reallocation of net income attributable to non-controlling interests. This assumption uses effective tax rates between 25.0% and 25.5% for the adjustments for 2021, 2020 and 2019, which represents the estimated tax rate that would apply had the above adjustments been included in the determination of our non-GAAP metric.
(l)	Typically represents adjustments to reflect the income tax benefit of losses of consolidated C-corporations that under the Company’s current equity structure cannot be used against the income of other consolidated subsidiaries of CWGS, LLC. However, for the year ended December 31, 2021, this adjustment included the reversal of the $15.2 million benefit from changes in the valuation allowance for CW. Subsequent to the exchange of all common units in CWGS, LLC, the Company believes certain actions could be taken such that the C-corporations’ losses could offset income of other consolidated subsidiaries. The adjustment reflects the income tax benefit assuming effective tax rates between 25.0% and 25.5% for the adjustments for 2021, 2020 and 2019 for the losses experienced by the consolidated C-corporations for which valuation allowances have been recorded. No assumed release of valuation allowance established for previous periods were included in these amounts, and the $15.2 million release of valuation allowance during the year ended December 31, 2021 was considered to be reversed and excluded from adjusted net income attributable to Camping World Holdings, Inc. – diluted for purposes of this calculation.
(m)	Represents the impact to the denominator for stock options, restricted stock units, and/or common units of CWGS, LLC.
(n)	The below amounts have not been considered in our adjusted earnings per share – diluted amounts as the effect of these items are anti-dilutive. Specifically, adjusted earnings per share - diluted on a fully-exchanged basis for the years ended December 31, 2020 and 2019 produces an anti-dilutive result; therefore, adjusted earnings per share – diluted has not been presented on a fully-exchanged basis.
(o)	Represents the per share impact of the Non-GAAP adjustments to net income detailed above (see (a) through (i) above).
(p)	Represents the per share impact of stock options, restricted stock units, and/or common units of CWGS, LLC from the difference in their dilutive impact between the GAAP and Non-GAAP earnings per share calculations.

As discussed under “Our Corporate Structure Impact on Income Taxes” in Part II, Item 7 of this Form 10-K , our “Up-C” corporate structure may make it difficult to compare our results with those of companies with a more traditional corporate structure. There can be a significant fluctuation in the numerator and denominator for the calculation of our adjusted earnings per share – diluted depending on if the common units in CWGS, LLC are considered dilutive or anti-dilutive for a given period. To improve comparability of our financial results, users of our financial statements may find it useful to review our earnings per share assuming the full exchange of common units in CWGS, LLC for all periods, even when those common units would be anti-dilutive. The relevant numerator and denominator adjustments have been provided under “Anti-dilutive amounts” in the table above (see (n) above).

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

By providing these Non-GAAP Financial Measures, together with reconciliations, we believe we are enhancing investors’ understanding of our business and our results of operations, as well as assisting investors in evaluating how well we are executing our strategic initiatives. In addition, our Senior Secured Credit Facilities use Adjusted EBITDA, as calculated for our subsidiary CWGS Group, LLC, to measure our compliance with covenants such as the consolidated leverage ratio. The Non-GAAP Financial Measures have limitations as analytical tools, and should not be considered in isolation, or as an alternative to, or a substitute for net income or other financial statement data presented in our consolidated financial statements included elsewhere in this Form 10-K as indicators of financial performance. Some of the limitations are:

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

Due to these limitations, the Non-GAAP Financial Measures should not be considered as measures of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using these Non-GAAP Financial Measures only supplementally. As noted in the tables above, certain of the Non-GAAP Financial Measures include adjustments for loss and expense on debt restructure, long-lived asset impairment, lease termination costs, gains and losses on disposal of assets, net, equity-based compensation, Tax Receivable Agreement liability, restructuring costs relating to the 2019 Strategic Shift, other unusual or one-time items, and the income tax expense effect described above, as applicable. It is reasonable to expect that certain of these items will occur in future periods. However, we believe these adjustments are appropriate because the amounts recognized can vary significantly from period to period, do not directly relate to the ongoing operations of our business and complicate comparisons of our internal operating results and operating results of other companies over time. Each of the normal recurring adjustments and other adjustments described in this paragraph and in the reconciliation tables above help management with a measure of our core operating performance over time by removing items that are not related to day-to-day operations.

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

As a public company, our additional liquidity needs include public company costs, payment of regular and special cash dividends, any exercise of the redemption right by the Continuing Equity Owners from time to time (should we elect to exchange common units for a cash payment), our stock repurchase program as described below, payments under the Tax Receivable Agreement, and state and federal taxes to the extent not reduced as a result of the Tax Receivable Agreement. The Continuing Equity Owners may exercise such redemption right for as long as their common units remain outstanding. Although the actual timing and amount of any payments that may be made under the Tax Receivable Agreement will vary, we expect that the payments that we will be required to make to the Continuing Equity Owners, Former Profits Unit Holders, and Crestview Partners II GP, L.P. will be significant. Any payments made by us to Continuing Equity Owners, Former Profits Unit Holders, and Crestview Partners II GP, L.P. under the Tax Receivable Agreement will generally reduce the amount of overall cash flow that might have otherwise been available to us or to CWGS, LLC and, to the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, the unpaid amounts generally will be deferred and will accrue interest until paid by us; provided, however, that nonpayment for a specified period may constitute a material breach of a material obligation under the Tax Receivable Agreement and therefore may accelerate payments due under the Tax Receivable Agreement. For a discussion of the Tax Receivable Agreement, see Note 11 — Income Taxes to our consolidated financial statements included in Part II, Item 8 of this Form 10-K.

Stock Repurchase Program

In October 2020, our board of directors authorized a stock repurchase program for the repurchase of up to $100.0 million of our Class A common stock, expiring on October 31, 2022. In August 2021, our board of directors authorized an increase to the stock repurchase program for the repurchase of up to an additional $125.0 million of our Class A common stock and an extension of the stock repurchase program to expire on August 31, 2023. In January 2022, our board of directors authorized an increase to the stock repurchase program to allow for the repurchase of an additional $152.7 million of our Class A common stock and an extension of the stock repurchase program to expire on December 31, 2025. Repurchases under the program are subject to any applicable limitations on the availability of funds to be distributed to the Company by CWGS, LLC to fund the repurchase and may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases to be determined at our discretion, depending on market conditions and corporate needs. Open market repurchases will be structured to occur in accordance with applicable federal securities laws, including within the pricing and volume requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended. We may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of our shares under this authorization. This program does not obligate us to acquire any particular amount of Class A common stock and the program may be extended, modified, suspended or discontinued at any time at the Board’s discretion. We expect to fund the repurchases using cash on hand.

During the year ended December 31, 2021 and 2020, we repurchased 3,988,881 and 811,223 shares of our Class A common stock, respectively, for $156.3 million and $21.5 million, respectively, including broker commissions. As of December 31, 2021, $47.2 million was available under the stock repurchase program to repurchase additional shares of our Class A common stock. Following the January 2022 increase in the stock repurchase program, approximately $200 million remained available for future repurchases.

Dividends

For each of the three months ended September 30, 2021 and December 31, 2021, we paid a regular quarterly cash dividends on our Class A common stock of $0.50 per share, which was funded with a $0.15 per common unit cash distribution from CWGS, LLC and the remainder was funded with all or a portion of the Excess Tax Distribution (as defined under “Dividend Policy” included in Part II, Item 5 of this Form 10-K). On August 23, 2021, our board of directors approved the increase of the portion of the quarterly dividend funded by these quarterly cash distributions from CWGS, LLC to $0.15 per share of Class A common stock from $0.10 per share and increased the quarterly cash dividend relating to all or a portion of the Excess Tax Distribution to $0.35 per share of Class A common stock from $0.15 per share. Between July 20, 2020 and April 29, 2021, the portion of the quarterly cash dividend funded by these quarterly cash distributions from CWGS, LLC had previously been raised in several incremental steps to $0.10 per share from $0.08 per share and the quarterly cash dividend relating to all or a portion of the Excess Tax Distribution had previously been raised in several incremental steps to $0.15 per share from $0.0732 per share. On February 18, 2022, our board of directors approved the increase of the portion of the quarterly dividend relating to all or a portion of the Excess Tax Distribution to $0.475 per share of Class A common stock from $0.35 per share for an increase of the total quarterly dividend to $0.625 per share from $0.50 per share beginning in March 2022.

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

Additionally, as described above, we currently intend to pay a portion of our regular quarterly cash dividend with all or a portion of the Excess Tax Distribution (as defined under “Dividend Policy” included in Part

II, Item 5 of this Form 10-K) to the holders of our Class A common stock subject to the discretion of our board of directors as described under “Dividend Policy” included in Part II, Item 5 of this Form 10-K.

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

Acquisitions and Capital Expenditures

During the year ended December 31, 2021, we acquired 12 dealerships having an aggregate value of $100.1 million (see Note 15 – Acquisitions to our consolidated financial statements included in Part II, Item 8 of this Form 10-K) and purchased $129.2 million of real property. Additionally, through 2022, our expansion of dealerships and Preowned Mega-Centers through acquisition and construction is expected to cost between $250.0 million and $350.0 million for a combination of business acquisitions and capital expenditures relating to land, buildings, and improvements. Factors that could impact the quantity of future locations or the cost to acquire or open those locations include, but are not limited to, our ability to locate potential acquisition targets or greenfield locations in a geographic area and at a cost that meets our success criteria; continued strong cash flow generation from our operations to fund these acquisitions and new locations; and availability of financing on our Floor Plan Facility.

Tax Receivable Agreement Liability

The aggregate estimated payments under the Tax Receivable Agreement at December 31, 2021, were as follows (in thousands):

As of
December 31, 2021
2022	$11,322
2023	11,686
2024	11,954
2025	12,259
2026	12,602
Thereafter	122,572
Total	$182,395

See Note 11 — Income Taxes to our consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information.

2019 Strategic Shift

During the year ended December 31, 2021, we incurred long-lived asset impairment charges of $1.4 million related to the 2019 Strategic Shift. We expect that none of the foregoing charges will result in future cash expenditures. Additionally, in connection with the 2019 Strategic Shift, we have incurred or expect to incur costs relating to one-time employee termination benefits of $1.2 million, lease termination costs of between $18.0 million and $34.0 million, incremental inventory reserve charges of $57.4 million, and other associated costs of $35.0 million to $42.0 million. We expect that approximately $3.2 million to $10.2 million of other associated costs and $4.5 million to $20.5 million of lease termination costs will result in future cash expenditures. For a discussion of the 2019 Strategic Shift, see Note 5 ─ Restructuring and Long-Lived Asset Impairment to our consolidated financial statements included in Part II, Item 8 of this Form 10-K.

COVID-19

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

Other Cash Requirements or Commitments

Substantially all of our new RV inventory and certain of our used RV inventory is financed under our Floor Plan Facility (defined below). See “Description of Senior Secured Credit Facilities, Floor Plan Facility and Real Estate Facilities” for a discussion of the cash requirements related to our indebtedness.

See Note 10 ─ Lease Obligations to our consolidated financial statements included in Part II, Item 8 of this Form 10-K for a discussion of cash requirements relating to operating and finance lease obligations.

See Note 13 — Commitments and Contingencies to our consolidated financial statements included in Part II, Item 8 of this Form 10-K for a discussion of cash requirements relating to service and marketing sponsorship agreements.

Sources of Liquidity and Capital

We believe that our sources of liquidity and capital including cash provided by operating activities, additional borrowings under our Floor Plan Facility, and borrowings under our Revolving Credit Facility will be sufficient to finance our continued operations, growth strategy, including the opening of any additional retail locations, regular and special quarterly cash dividends (as described above), required payments for our obligations under the Tax Receivable Agreement, and additional expenses we expect to incur for at least the next twelve months. However, we cannot assure you that our cash provided by operating activities, cash and cash equivalents or cash available under our New Revolving Credit Facility or our Floor Plan Facility, including the potential additional borrowings noted above, will be sufficient to meet our future needs. If we are unable to generate sufficient cash flows from operations in the future, including as a result of the impact of the COVID-19 pandemic on our business and if availability under our New Revolving Credit Facility or our Floor Plan Facility is not sufficient, we may have to obtain additional financing. If we obtain additional capital by issuing equity, the interests of our existing stockholders will be diluted. If we incur additional indebtedness, that indebtedness may impose significant financial and other covenants that may significantly restrict our operations. We cannot assure you that we could obtain refinancing or additional financing on favorable terms or at all, including the expected additional borrowings noted above and particularly in light of the economic uncertainty due to the COVID-19 pandemic. See “Risk Factors — Risks Related to our Business — Our ability to operate and expand our business and to respond to changing business and economic conditions will depend on the availability of adequate capital” included in Part I, Item 1A of this Form 10-K.

As of December 31, 2021 and 2020, we had working capital of $685.6 million and $458.7 million, respectively, including $267.3 million and $166.1 million, respectively, of cash and cash equivalents. Our working capital reflects the cash provided by deferred revenue and gains reported under current liabilities of $95.5 million and $88.2 million as of December 31, 2021 and 2020, respectively. Deferred revenue primarily consists of cash collected for club memberships and roadside assistance contracts in advance of services to be provided, which is deferred and recognized as revenue over the life of the membership, and deferred revenue for the annual guide. We use net proceeds from this deferred membership revenue to lower our long-term borrowings and finance our working capital needs. Our Floor Plan Facility includes a flooring line aggregate interest reduction (“FLAIR”) offset account that allows us to transfer cash as an offset to the payables under the Floor Plan Facility. The FLAIR offset account at December 31, 2021 was $92.1 million, all of which could have been withdrawn while remaining in compliance with the financial covenants of the Floor Plan Facility.

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

Cash Flow

The following table shows summary cash flow information for the years ended December 31, 2021 and 2020, respectively:

	Year Ended
	December 31,
(In thousands)	2021	2020
Net cash provided by operating activities	$154,004	$747,669
Net cash used in investing activities	(355,772)	(125,935)
Net cash provided by (used in) financing activities	303,028	(603,183)
Net increase in cash and cash equivalents	$101,260	$18,551

Operating activities.  Our cash flows from operating activities are primarily collections from contracts in transit and customers following the sale of new and used vehicles, as well as from the sale of retail products, RV service and Good Sam services and plans. Contracts in transit represent amounts due from third-party lenders from whom pre-arranged agreements have been determined, and to whom the retail installment sales contracts have been assigned. Our primary uses of cash from operating activities are repayments of vehicle floor plan payables, payments to retail product suppliers, personnel-related expenditures, payments related to leased property, advertising, and various consumer services program costs.

Net cash provided by operating activities was $154.0 million for the year ended December 31, 2021, a decrease of $593.7 million from $747.7 million of net cash provided by operating activities in the year ended December 31, 2020. The decrease was primarily due to a $239.3 million decrease in inventory in 2020 coupled with a $629.8 million increase in inventory in 2021, a $43.8 million reduction in the CARES Act deferral of payroll taxes, a $26.0 decrease in accounts receivable, and a $12.5 million reduction in deferred income taxes, partially offset by a $297.9 million increase in net income, a $27.3 million increase in equity-based compensation, $12.8 million of increased accounts payable and other accrued expenses, a $10.2 million increase in deferred revenue and $9.5 million of other cash uses.

Investing activities.  Our investment in business activities primarily consists of expanding our operations through organic growth and the acquisition of retail locations. Substantially all of our new retail location acquisitions and capital expenditures have been financed using cash provided by operating activities and borrowings under our Senior Secured Credit Facilities, as applicable.

Our capital expenditures consist primarily of investing in acquired and greenfield retail and RV dealership locations, existing retail locations, information technology, hardware and software. The expected capital expenditures relating to new dealerships and real estate purchases through December 31, 2022 are discussed above. As of December 31, 2021, we had $4.9 million in capital expenditures commitments. The table below summarizes our capital expenditures for the years ended December 31, 2021 and 2020, respectively:

	Year Ended
	December 31,
(In thousands)	2021	2020
IT hardware and software	$7,047	$4,437
Greenfield and acquired retail locations	47,315	9,865
Existing retail locations	64,141	13,700
Corporate and other	154	3,843
Total capital expenditures	$118,657	$31,845

Net cash used in investing activities was $355.8 million for the year ended December 31, 2021. The $355.8 million of cash used in investing activities was comprised of $129.2 million for the purchase of real property, $118.7 million of capital expenditures primarily related to retail locations, $100.1 million for purchases of businesses, $8.0 million for purchases of other investments and $5.7 million for purchases of intangibles, partially offset by proceeds of $3.6 million from the sale of real property, and $2.2 million from the sale of property and equipment. See Note 15 – Acquisitions to our consolidated financial statements included in Part II, Item 8 of this Form 10-K.

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

Our net cash provided by financing activities was $303.0 million for the year ended December 31, 2021. The $303.0 million of cash provided by financing activities was primarily due to $487.9 million of net proceeds from borrowings under the Floor Plan Facility, $430.7 million of proceeds from long-term debt, and $4.1 million of proceeds from exercise of stock options, partially offset by $193.7 million of member distributions, $177.9 million of payments on long-term debt, $156.3 million for the repurchase of Class A common stock, $67.2 million of dividends paid on Class A common stock, $12.1 million of RSU shares withheld for tax, $7.7 million stock award shares withheld for tax, $2.9 million for finance lease payments, and $1.9 million of debt issuance costs.

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

Description of Senior Secured Credit Facilities, Floor Plan Facility, Real Estate Facilities, and Other Long-Term Debt

As of December 31, 2021 and 2020, we had outstanding debt in the form of our Senior Secured Credit Facilities (as defined below), our Floor Plan Facility (as defined below), our Real Estate Facilities (as defined below), and other long-term debt. We may from time to time seek to refinance, retire or exchange our outstanding debt. Such refinancings, repayments or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. For additional information regarding our interest rate risk and interest rate hedging instruments, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of this Form 10-K.

Senior Secured Credit Facilities

As of December 31, 2021 and 2020, CWGS Group, LLC (the “Borrower”), a wholly-owned subsidiary of CWGS, LLC, was party to separate credit agreements (the “New Credit Agreement” as of December 31, 2021 and, as amended from time to time, the “Previous Credit Agreement” as of December 31, 2020) for senior secured credit facilities (the “New Senior Secured Credit Facilities” as of December 31, 2021, the “Previous Senior Secured Credit Facilities” as of December 31, 2020, and collectively the “Senior Secured Credit Facilities”). The New Senior Secured Credit Facilities consist of a $1.400 billion term loan facility (the “New Term Loan Facility”) and a $65.0 million revolving credit facility (the “New Revolving Credit Facility”). The Previous Senior Secured Credit Facilities consisted of a $1.195 billion term loan facility (the “Previous Term Loan Facility”) and a $35.0 million revolving credit facility (the “Previous Revolving Credit Facility”). In June 2021, concurrently with the closing of the New Credit Agreement, we replaced the Previous Senior Secured Credit Facilities with the full amount available under the New Term Loan Facility and paying an additional $61.4 million from cash on hand, resulting in an overall reduction of outstanding principal of $38.6 million. For this New Credit Agreement, approximately 85% of the principal balance of the Previous Term Loan Facility was considered a debt modification when replaced with the New Term Loan Facility and, as such, this modified portion was not considered a financing cash outflow or inflow. In December 2021, the Borrower entered into an amendment to the New Credit Agreement to borrow an additional $300.0 million on the New Term Loan Facility. The New Term Loan Facility requires mandatory principal payments in equal quarterly installments of $2.8 million, which commenced in June 2021, and, as a result of the additional $300.0 million of borrowings in December 2021, was revised to equal mandatory quarterly installments of $3.5 million. The New Revolving Credit Facility matures in June 2026, and the New Term Loan Facility matures in June 2028. As of December 31, 2021, the average interest rate on the New Term Loan Facility was 3.39%.

The Credit Agreement for our New Senior Secured Credit Facilities requires the “Borrower” and its subsidiaries to comply on a quarterly basis with a maximum Total Net Leverage Ratio (as defined in the New Credit Agreement), which covenant is in effect only if, as of the end of each calendar quarter, the aggregate amount of borrowings under the revolving credit facility (including swingline loans), letters of credit and unreimbursed letter of credit disbursements outstanding at such time is greater than 35% of the total commitment on the New Revolving Credit Facility (excluding (i) up to $15.0 million attributable to any outstanding undrawn letters of credit and (ii) any cash collateralized or backstopped letters of credit), as defined in the New Credit Agreement. As of December 31, 2021, we were not subject to this covenant as borrowings under the New Revolving Credit Facility did not exceed the 35% threshold. To the extent that we are unable to comply with the maximum Total Net Leverage Ratio in the future, we would be unable to borrow under the Revolving Credit Facility and may need to seek alternative sources of financing in order to operate and finance our business as we deem appropriate. Our borrowing capacity under the New Revolving Credit Facility at December 31, 2021 was limited to $60.1 million of borrowings, with no borrowings outstanding and $4.9 million subject to outstanding letters of credit. At December 31, 2021, we would have met this covenant if we had exceeded the 35% threshold. We were in compliance with all applicable debt covenants at December 31, 2021 and 2020. Additionally, the Borrower is required to prepay the term loan borrowings in an aggregate amount up to 50% of excess cash flow, as defined in the New Credit Agreement, for such fiscal year depending on the Total Net Leverage Ratio beginning with the year ended December 31, 2022. We are not subject to an additional excess cash flow payment relating to 2021 under the New Term Loan Facility and we were not required to make an additional excess cash flow payment relating to 2020 under the Previous Term Loan Facility.

See Note 9 — Long-Term Debt to our consolidated financial statements included in Part II, Item 8 of this Form 10-K for a further discussion of the terms of the Senior Secured Credit Facilities.

Floor Plan Facility

In September 2021, FreedomRoads, LLC (“FR”) entered into the Eighth Amended and Restated Credit Agreement (“Post-Amendment Floor Plan Facility”) that amended the Seventh Amended and Restated Credit Agreement (“Pre-Amendment Floor Plan Facility” and collectively the “Floor Plan Facility”) that was previously entered into in December 2017. The Post-Amendment Floor Plan Facility allows FR to borrow (a) up to $1.70 billion of floor plan notes payable, an increase from $1.38 billion under the Pre-Amendment Floor Plan Facility, (b) up to $30.0 million under a letter of credit facility, an increase from $15.0 million under the Pre-Amendment Floor Plan Facility, and (c) up to a maximum amount outstanding of $70.0 million under the revolving line of credit, an increase from $42.0 million under the Pre-Amendment Floor Plan Facility. The Post-Amendment Floor Plan Facility removes the $3.0 million quarterly reduction in the maximum amount outstanding under the revolving line of credit under the Pre-Amendment Floor Plan Facility. The Post-Amendment Floor Plan Facility also includes an accordion feature allowing FR, at its option, to increase the aggregate amount of the floor plan notes payable in $50 million increments up to a maximum amount of $200 million. The lenders under the Post-Amendment Floor Plan Facility are not under any obligation to provide commitments in respect of any such increase. In addition, the maturity of the Post-Amendment Floor Plan Facility was extended to September 2026 from March 2023 under the Pre-Amendment Floor Plan Facility. The Post-Amendment Floor Plan Facility may continue to be used to finance (i) up to 100% of our new RV inventory, and (ii) various percentages of our used RV inventory, as determined by reference to the most recently published National Automobile Dealers Association RV Industry Appraisal Guide. Additionally, we may borrow, repay and reborrow under the revolving line of credit for general corporate purposes.

As of December 31, 2021 and 2020, the applicable interest rate for the floor plan notes payable under the Floor Plan Facility was 1.96% and 2.20%, respectively. Effective October 1, 2021 under the Post-Amendment Floor Plan Facility, at the Company’s option, the floor plan notes payable, and borrowings for letters of credit, in each case, under the Post-Amendment Floor Plan Facility bear interest at a rate per annum equal to the floating Bloomberg Short-Term Bank Yield Index rate (“BSBY”) plus the applicable rate of 1.90% to 2.50% determined based on FR’s consolidated current ratio, or, the base rate plus the applicable rate of 0.40% to 1.00% determined based on FR’s consolidated current ratio. The one-month BSBY rate was 0.06% as of December 31, 2021. Prior to October 1, 2021 under the Pre-Amendment Floor Plan Facility, the applicable borrowing rate margin on LIBOR and base rate loans ranges from 2.05% to 2.50% and 0.55% and 1.00%, respectively, based on the consolidated current ratio at FR and the borrowings under the floor plan credit agreement bore interest at one-month LIBOR plus 2.05% as of December 31, 2020. LIBOR was 0.15% as of December 31, 2020.

As of December 31, 2021 and 2020, the applicable interest rate for revolving line of credit borrowings under the Floor Plan Facility was 2.31% and 2.55%. Effective October 1, 2021 under the Post-Amendment Floor Plan Facility, revolving line of credit borrowings bear interest at a rate per annum equal to, at the Company’s option, either: (a) a floating BSBY rate, plus 2.25%, in the case of floating BSBY rate loans, or (b) a base rate determined by reference to the greatest of: (i) the federal funds rate plus 0.50%, (ii) the prime rate published by Bank of America, N.A. and (iii) the floating BSBY rate plus 1.75%, plus 0.75%, in the case of base rate loans. Additionally, under the Post-Amendment Floor Plan Facility, the revolving line of credit borrowings are limited by a borrowing base calculation. The applicable interest rate for the revolving line of credit borrowings under the Pre-Amendment Floor Plan Facility was based on one month LIBOR plus 2.40%. An additional $20.0 million of borrowings on the revolving line of credit was made in November 2021 and was paid off in December 2021.

In May 2020, FR entered into a Third Amendment to the Seventh Amended and Restated Credit Agreement (“Third Amendment”) that provided FR with a one-time option to request a temporary four-month reduction (“Current Ratio Reduction Period”) of the minimum Consolidated Current Ratio (as defined in the Floor Plan Facility) at any time during 2020 and the first seven days of 2021. FR did not exercise that option.

During the Current Ratio Reduction Period, the applicable borrowing rate margin on LIBOR and base rate loans ranges from 2.05% to 3.00% and 0.55% and 1.50%, respectively, based on the Consolidated Current Ratio at FR. From May 12, 2020 through July 31, 2020, FR was not allowed to draw further Revolving Credit Loans (as defined in the Pre-Amendment Floor Plan Facility). In June 2020, FR made a voluntary $20.0 million principal payment on the revolving line of credit.

The credit agreement governing the Floor Plan Facility contains certain financial covenants, which we were in compliance with at December 31, 2021 and 2020.

See Note 4 – Inventories and Floor Plan Payables to our consolidated financial statements included in Part II, Item 8 of this Form 10-K for a further discussion of the outstanding amounts, available borrowings, and terms of the Floor Plan Facility.

Real Estate Facilities

In November 2018, September 2021, and December 2021, Camping World Property, Inc. (the ‘‘Real Estate Borrower’’), an indirect wholly-owned subsidiary of CWGS, LLC, and CIBC Bank USA (“Lender”), entered into loan and security agreements for real estate credit facilities (as amended from time to time, the “First Real Estate Facility”, the “Second Real Estate Facility”, and the “Third Real Estate Facility”, respectively, and collectively the “Real Estate Facilities”) with aggregate maximum principal capacities of $21.5 million, $9.0 million, and $10.1 million for the First Real Estate Facility, Second Real Estate Facility, and Third Real Estate Facility, respectively. The First Real Estate Facility, the Second Real Estate Facility, and Third Real Estate Facility mature in October 2023, September 2026, and December 2026, respectively.

As of December 31, 2021, the First Real Estate Facility, Second Real Estate Facility, and Third Real Estate Facility had outstanding principal balances of $4.2 million, $8.7 million, and $10.0 million, respectively, net of unamortized finance costs, with an overall weighted interest rate of 2.89%. As of December 31, 2021, the Company had no available capacity under the Real Estate Facilities.

As of December 31, 2021 and 2020, the interest rate on the Real Estate Facilities, as applicable, was 2.75% and 3.00%, respectively, with a commitment fee of 0.50% of the aggregate unused principal amount of the Real Estate Facilities. As of December 31, 2021 and 2020, the Company had zero additional capacity under the Real Estate Facilities.

In August 2020, we entered into an agreement to lease an owned property for a former distribution center in Greenville, North Carolina to a third party. By entering into this lease, we were required to pay down $10.3 million of the First Real Estate Facility, which we paid in August 2020. Additionally, in September 2020, the Company sold an owned property relating to the other former distribution center in Greenville, North Carolina to a third party. By selling this property, the Company was required to pay down $3.4 million of the First Real Estate Facility in September 2020.

The Real Estate Facilities are subject to certain cross default provisions, a debt service coverage ratio, and other customary covenants which we were in compliance with at December 31, 2021 and 2020.

See Note 9 — Long-Term Debt to our consolidated financial statements included in Part II, Item 8 of this Form 10-K for a further discussion of the terms of the Real Estate Facilities.

Other Long-Term Debt

In December 2021, FRHP Lincolnshire, LLC, an indirect wholly-owned subsidiary of CWGS, LLC, assumed a mortgage as part of a real estate acquisition. As of December 31, 2021, the outstanding principal balance of the mortgage was $3.4 million with an interest rate of 3.50%. The mortgage matures in December 2026. See Note 9 — Long-Term Debt to our consolidated financial statements included in Part II, Item 8 of this Form 10-K for a further discussion of the terms of the other long-term debt.

Sale/Leaseback Arrangements

We have in the past and may in the future enter into sale-leaseback transactions to finance certain property acquisitions and capital expenditures, pursuant to which we sell property and/or leasehold improvements to third parties and agree to lease those assets back for a certain period of time. Such sales generate proceeds which vary from period to period.

Deferred Revenue

Deferred revenue consists of sales for products and services not yet recognized as revenue at the end of a given period. Our deferred revenue as of December 31, 2021 was $164.5 million. Deferred revenue is expected to be recognized as revenue as set forth in the following table (in thousands):

2022	$95,467
2023	34,262
2024	17,031
2025	9,038
2026	4,947
Thereafter	3,746
Total	$164,491

Recent Accounting Pronouncements

See discussion of recently adopted and recently issued accounting pronouncements in Note 1 — Summary of Significant Accounting Policies to our consolidated financial statements in Part II, Item 8 of this Form 10-K.

Critical Accounting Estimates

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

Good Sam Services and Plans revenue consists of revenue from publications, and marketing fees from various consumer services and plans. Roadside Assistance (“RA”) revenues are deferred and recognized over the contractual life of the membership. RA claim expenses are recognized when incurred. Marketing fees for finance, insurance, extended service and other similar products are recognized as variable consideration, net of estimated cancellations, if applicable, when a product is sold or financing has been arranged. These marketing fees are recorded net as we are acting as an agent in the transaction. The related estimate for cancellations on the marketing fees for multi-year finance and insurance products utilize actuarial analysis to estimate the exposure. Promotional expenses consist primarily of direct mail advertising expenses and renewal expenses and are expensed at the time related materials are mailed. Newsstand sales of publications and related expenses are recorded as variable consideration at the time of delivery, net of estimated returns. Subscription sales of publications are reflected in income over the lives of the subscriptions. The related selling expenses are expensed as incurred. Advertising revenues and related expenses are recorded at the time of delivery. Revenue and related expenses for consumer shows are recognized when the show occurs.

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

Finance and insurance revenue is recorded net, since the Company is acting as an agent in the transaction, and is recognized when a finance and insurance product contract payment has been received or financing has been arranged. The proceeds the Company receives for arranging financing contracts, and selling insurance and service contracts, are subject to chargebacks if the customer terminates the respective contract earlier than a stated period. In the case of insurance and service contracts, the stated period typically extends from one to five years with the refundable commission balance declining over the contract term. These proceeds are recorded as variable consideration, net of estimated chargebacks. Chargebacks are estimated based on ultimate future cancellation rates by product type and year sold using a combination of actuarial methods and leveraging our historical experience from the past eight years, adjusted for new consumer trends. The chargeback liabilities included in the estimate of variable consideration totaled $68.8 million and $58.9 million as of December 31, 2021 and December 31, 2020, respectively. If cancellation rates on products sold during 2021 and 2020 were to increase by 100 basis points, our chargeback liabilities would have increased by $5.2 million as of December 31, 2021.

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

Contracts in Transit

Contracts in transit consist of amounts due from non-affiliated financing institutions on retail finance contracts from vehicle sales for the portion of the vehicle sales price financed by our customers. These retail installment sales contracts are typically funded within ten days of the initial approval of the retail installment sales contract by the third-party lender. Contracts in transit are included in current assets in our consolidated financial statements and totaled $57.7 million and $48.2 million as of December 31, 2021 and 2020, respectively.

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

Goodwill and Other Intangible Assets

Goodwill is reviewed at least annually for impairment, and more often when impairment indicators are present. We have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its net book value. The qualitative analysis used contains inherent uncertainties, including significant estimates and assumptions related to growth rates, projected earnings and cost of capital. We are subject to financial risk to the extent that our assets and goodwill become impaired due to deterioration of the underlying businesses. The risk of an asset impairment loss may increase to the extent the underlying businesses’ earnings or projected earnings decline. During the fourth quarter of 2021, we performed our annual impairment assessment of the carrying value of our goodwill. The fair value of our reporting units significantly exceeded the carrying value of its net assets. As a result, we were not required to record an impairment of goodwill relating to our reporting units. See Note 7 — Goodwill and Intangible Assets to our consolidated financial statements included in Part II, Item 8 of this Form 10-K. Finite-lived intangibles are recorded at cost, net of accumulated amortization and, if applicable, impairment charges. Finite-lived intangible assets consist of membership and customer lists with weighted average useful lives of approximately 5.9 years, and websites are 7.0 years. The approximate weighted average useful lives of our RV and Outdoor Retail finite-lived intangibles assets are as follows: customer lists and domain names are 7.3 years, suppliers lists are 5.0 years, trademarks and trade names are 11.2 years, and websites are 7.8 years. The weighted-average useful life of all our finite-lived intangible assists is approximately 9.8 years.

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

We are subject to federal and state income taxes. Tax laws, regulations, and administrative practices in various jurisdictions may be subject to significant change, with or without notice, due to economic, political, and other conditions, and significant judgment is required in evaluating and estimating our provision and accruals for these taxes. In addition, a number of jurisdictions in which we are subject to tax have pursued or are actively pursuing changes to their tax laws applicable to corporate taxpayers, such as the 2017 Tax Act. The 2017 Tax Act was signed into law on December 22, 2017. The 2017 Tax Act significantly revised the U.S. corporate income tax by, among other things, lowering the statutory corporate tax rate from 35% to 21% and eliminating certain deductions. For the year ended December 31, 2021, there were no significant impacts on estimated values of the Tax Receivable Agreement liability and the Company’s deferred tax assets as a result of any recent tax law changes, other than increased state tax rates as a result of being subject to combined filing groups due to new unitary relationships. CWH’s increased ownership in CWGS, LLC and other qualitative unity factors impacted the unitary relationships.

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

Tax Receivable Agreement Liability

As described in Note 11 — Income Taxes to the consolidated financial statements included in Part II, Item 8 of this Form 10-K, we are a party to the Tax Receivable Agreement under which we are contractually committed to pay the Continuing Equity Owners 85% of the amount of any tax benefits that we actually realize, or in some cases are deemed to realize, as a result of certain transactions (the “TRA Payments”). Amounts payable under the Tax Receivable Agreement are contingent upon, among other things, (i) generation of future taxable income over the term of the Tax Receivable Agreement and (ii) future changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits, then we would not be required to make the related TRA Payments. Therefore, we would only recognize a liability for TRA Payments if we determine if it is probable that we will generate sufficient future taxable income over the term of the Tax Receivable Agreement to utilize the related tax benefits. Estimating future taxable income is inherently uncertain and requires judgment. In projecting future taxable income, we consider our historical results and incorporate certain assumptions, including projected retail location openings, revenue growth, and operating margins, among others. As of December 31, 2021, our Tax Receivable Agreement liability was recorded at $182.4 million after increasing the liability by $2.8 million in the year ended December 31, 2021 to reflect our future tax benefit primarily as a result of an increase in enacted state income tax rates. During the year ended December 31, 2021, the Tax Receivable Agreement liability was further adjusted to reflect new transactions, net of cash payments made. We concluded it is probable that we would have sufficient future taxable income to utilize the related tax benefits of the liability recorded. If we determine in the future that we will not be able to fully utilize all or part of the related tax benefits, we would derecognize the portion of the liability related the benefits not expected to be utilized.

Additionally, we estimate the amount of TRA Payments expected to be paid within the next 12 months and classify this amount as current on our Consolidated Balance Sheets. This determination is based on our estimate of taxable income for the next fiscal year. To the extent our estimate differs from actual results, we may be required to reclassify portions of our liabilities under the Tax Receivable Agreement between current and non-current.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

We are exposed to market risk from changes in inflation and interest rates. All of these market risks arise in the normal course of business, as we do not engage in speculative trading activities. The following analysis provides quantitative information regarding these risks.

Impact of Inflation

We believe that inflation over the last three fiscal years has not had a significant impact on our operations; however, we cannot assure you there will be no such effect in the future. Inflationary factors, such as increases to our product and overhead costs, may adversely affect our operating results if the selling prices of our products and services do not increase proportionately with those increased costs. Additionally, our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are generally subject to inflationary increases. Further, the cost of remodeling acquired retail locations and constructing new retail locations is subject to inflationary increase in the costs of labor and material, which results in higher rent expense on new retail locations. Finally, we finance substantially all of our inventory through various revolving floor plan arrangements with interest rates that vary based on various benchmarks. Such rates have historically increased during periods of increasing inflation.

Interest Rate Risk

Our operating results are subject to risk from interest rate fluctuations on our Senior Secured Credit Facilities, our Floor Plan Facility and our Real Estate Facilities, which carry variable interest rates. Interest rate risk is the exposure to loss resulting from changes in the level of interest rates and the spread between different interest rates. Our Senior Secured Credit Facilities includes the Term Loan Facility and the Revolving Credit Facility with advances tied to a borrowing base and which bear interest at variable rates. Additionally, under our Floor Plan Facilities we have the ability to draw on revolving floor plan arrangements, which bear interest at variable rates. Because our Senior Secured Credit Facilities, Floor Plan Facility and Real Estate Facilities bear interest at variable rates, we are exposed to market risks relating to changes in interest rates. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. As of December 31, 2021, we had no outstanding borrowings under our Revolving Credit Facility aside from letters of credit in the aggregate amount of $4.9 million outstanding under the Revolving Credit Facility; $1.4 billion of variable rate debt outstanding under our Term Loan Facility, net of $16.8 million of unamortized original issue discount and $6.9 million of finance costs; $1.0 billion in outstanding borrowings under our Floor Plan Facility, and $20.9 million under the Floor Plan Facility revolving line of credit; $22.9 million in borrowings under our Real Estate Facilities, net of $0.2 million of unamortized finance costs; and $3.4 million outstanding for Other Long-Term Debt. Based on December 31, 2021 debt levels, an increase or decrease of 1% in the effective interest rate would cause an increase or decrease in interest expense under our Term Loan Facility of $14.1 million or $0, respectively, over the next 12 months, an increase or decrease of 1% in the effective rate would cause an increase or decrease in interest under our Floor Plan Facility of approximately $10.3 million over the next 12 months, an increase or decrease of 1% in the effective rate would cause an increase or decrease in interest under our Real Estate Facility of approximately $0.2 million over the next 12 months, and the impact of an increase or decrease of 1% in the effective rate would be immaterial under our Other Long-Term Debt. We do not use derivative financial instruments for speculative or trading purposes, but this does not preclude our adoption of specific hedging strategies in the future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Camping World Holdings, Inc. and Subsidiaries

Consolidated Financial Statements

Years Ended December 31, 2021, 2020, and 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Camping World Holdings, Inc. and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Camping World Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders' equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes and the schedules listed in the Index at Item 15(a)(2) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Finance and Insurance, Net — Revenue Recognition — Refer to Note 1 to the consolidated financial statements

Critical Audit Matter Description

The Company acts as an agent in selling certain insurance and service contracts with multi-year terms to customers on behalf of third-party insurance providers.  The proceeds the Company receives for selling these contracts are subject to chargebacks of such proceeds if the customer terminates the respective contract earlier than a stated period. These customer proceeds are recorded as variable consideration, net of estimated chargebacks. Estimated chargebacks depend on ultimate future cancellation rates, determined by management by product type and year sold using a combination of actuarial methods and leveraging the Company’s historical experience from the past eight years, adjusted for new consumer trends. As of December 31, 2021, the Company recorded $68.8 million in chargeback liabilities related to these dealership insurance and service contracts.

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

Long-Lived Asset Impairment — Refer to Notes 1 and 5 to the consolidated financial statements

Critical Audit Matter Description

The Company performs an analysis of the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of the long-lived assets may not be recoverable. The Company’s long-lived asset groups are comprised of property and equipment, net, and operating lease right-of-use assets (“ROU assets”) that exist predominantly at the individual location level (a “location”). For locations identified with carrying values not recoverable by future undiscounted cash flows, impairment charges are measured based on the excess of the carrying value over the location’s fair value, subject to certain limitations.  Fair value is determined, as applicable, as the sum of the discounted projected future cash flows from the use of the location’s assets. The resulting impairment is allocated to the individual long-lived assets within the asset group up to the individual asset’s fair value, if readily determinable. As a result, the measurement of any impairment loss includes estimation of the fair value of the location’s ROU assets, which requires management to consider estimates of market rental rates based on comparable lease transactions. As of December 31, 2021, the Company had $599.3 million in property and equipment, net, and $750.9 million in operating lease ROU assets. During the year ended December 31, 2021, the Company recognized $3.0 million of long-lived asset impairments.

We identified the impairment of the carrying value of long-lived assets as a critical audit matter. For locations with impairment indicators, a high degree of auditor judgment and an increased extent of effort was required when performing audit procedures to evaluate the reasonableness of management’s estimates of projected future cash flows and market rental rates, including the use of valuation specialists in evaluating management’s estimates of market rental rates and in identifying comparable market rental rate assumptions based on the specific geographic areas and characteristics of the respective location.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the evaluation of projected future cash flows and the market rental rate assumptions for locations with impairment indicators included the following, among others:

●	We tested the effectiveness of controls over management’s review of the analysis of carrying value of long-lived assets for impairment, including assumptions of projected future cash flows and current market rental rates for applicable locations.
●	We evaluated the reasonableness of management’s projected future cash flows and market rental rate assumptions by performing the following procedures for selected locations:
●	We compared the minimum future cash flows required to recover the carrying value of the location to historical chain-wide average cash flows for comparable locations under similar economic circumstances and relevant location characteristics.
●	We evaluated the consistency of projected future cash flows with other relevant information obtained in our audit, such as internal budgets and forecasts.
●	With the assistance of our valuation specialists:
◾	We compared the lease datapoints (e.g., lease start date, square footage, rent per square foot) used in the Company’s estimate to an independent industry database where such information was publicly available.
◾	We identified additional comparable lease datapoints of similar square footage to the location in the related geographic market, and calculated a range of rent per square foot and average rent per square foot for similar lease types.
◾	We evaluated the reasonableness of the market rental rate assumption by comparing to the respective market data, considering the level of similarity of the location with the age, size and proximity of the comparable lease datapoints.
●	Where available, we compared the rent per square foot for sublease offers and current negotiations with potential tenants to the market rental rate assumption for the related locations to determine if the market rental rate assumption is reasonably supported by the current offers on the actual property.

/s/ Deloitte & Touche LLP

Los Angeles, California

February 24, 2022

We have served as the Company's auditor since 2018.

Camping World Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands Except Share and Per Share Amounts)

	December 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$267,332	$166,072
Contracts in transit	57,741	48,175
Accounts receivable, net	101,644	83,422
Inventories	1,792,865	1,136,345
Prepaid expenses and other assets	64,295	60,211
Total current assets	2,283,877	1,494,225
Property and equipment, net	599,324	367,898
Operating lease assets	750,876	769,487
Deferred tax assets, net	199,321	165,708
Intangible assets, net	30,970	30,122
Goodwill	483,634	413,123
Other assets	24,927	15,868
Total assets	$4,372,929	$3,256,431
Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$136,757	$148,462
Accrued liabilities	189,595	137,688
Deferred revenues	95,467	88,213
Current portion of operating lease liabilities	62,217	62,405
Current portion of finance lease liabilities	4,964	2,240
Current portion of Tax Receivable Agreement liability	11,322	8,089
Current portion of long-term debt	15,822	12,174
Notes payable – floor plan, net	1,011,345	522,455
Other current liabilities	70,834	53,795
Total current liabilities	1,598,323	1,035,521
Operating lease liabilities, net of current portion	774,889	804,555
Finance lease liabilities, net of current portion	74,752	27,742
Tax Receivable Agreement liability, net of current portion	171,073	137,845
Revolving line of credit	20,885	20,885
Long-term debt, net of current portion	1,377,751	1,122,675
Deferred revenues	69,024	61,519
Other long-term liabilities	52,338	54,920
Total liabilities	4,139,035	3,265,662
Commitments and contingencies
Stockholders' equity (deficit):
Preferred stock, par value $0.01 per share – 20,000,000 shares authorized; none issued and outstanding as of December 31, 2021 and 2020	—	—
Class A common stock, par value $0.01 per share – 250,000,000 shares authorized; 47,805,259 issued and 44,130,956 outstanding as of December 31, 2021 and 43,083,008 issued and 42,226,389 outstanding as of December 31, 2020	475	428
Class B common stock, par value $0.0001 per share – 75,000,000 shares authorized; 69,066,445 issued as of December 31, 2021 and 2020; and 41,466,964 and 45,999,132 outstanding as of December 31, 2021 and 2020	4	5
Class C common stock, par value $0.0001 per share – one share authorized, issued and outstanding as of December 31, 2021 and 2020	—	—
Additional paid-in capital	98,113	63,342
Treasury stock, at cost; 3,390,131 and 572,447 shares as of December 31, 2021 and 2020	(130,006)	(15,187)
Retained earnings (deficit)	189,471	(21,814)
Total stockholders' equity attributable to Camping World Holdings, Inc.	158,057	26,774
Non-controlling interests	75,837	(36,005)
Total stockholders' equity (deficit)	233,894	(9,231)
Total liabilities and stockholders' equity (deficit)	$4,372,929	$3,256,431

See accompanying Notes to Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

(In Thousands Except Per Share Amounts)

	Year Ended December 31,
	2021	2020	2019
Revenue:
Good Sam Services and Plans	$180,722	$180,977	$179,538
RV and Outdoor Retail
New vehicles	3,299,454	2,823,311	2,370,321
Used vehicles	1,686,217	984,853	857,628
Products, service and other	1,100,942	948,890	1,034,577
Finance and insurance, net	598,475	464,261	401,302
Good Sam Club	47,944	44,299	48,653
Subtotal	6,733,032	5,265,614	4,712,481
Total revenue	6,913,754	5,446,591	4,892,019
Costs applicable to revenue (exclusive of depreciation and amortization shown separately below):
Good Sam Services and Plans	72,877	72,938	78,054
RV and Outdoor Retail
New vehicles	2,423,478	2,320,537	2,074,270
Used vehicles	1,247,794	751,029	678,640
Products, service and other	706,074	590,716	762,919
Good Sam Club	7,203	8,892	10,738
Subtotal	4,384,549	3,671,174	3,526,567
Total costs applicable to revenue	4,457,426	3,744,112	3,604,621
Operating expenses:
Selling, general, and administrative	1,573,609	1,156,071	1,141,643
Debt restructure expense	12,078	—	—
Depreciation and amortization	66,418	51,981	59,932
Long-lived asset impairment	3,044	12,353	66,270
Lease termination	2,211	4,547	(686)
(Gain) loss on sale or disposal of assets	(576)	1,332	11,492
Total operating expenses	1,656,784	1,226,284	1,278,651
Income from operations	799,544	476,195	8,747
Other expense:
Floor plan interest expense	(14,108)	(19,689)	(40,108)
Other interest expense, net	(46,912)	(54,689)	(69,363)
Loss on debt restructure	(1,390)	—	—
Tax Receivable Agreement liability adjustment	(2,813)	141	10,005
Other expense, net	(122)	—	—
Total other expense	(65,345)	(74,237)	(99,466)
Income (loss) before income taxes	734,199	401,958	(90,719)
Income tax expense	(92,124)	(57,743)	(29,582)
Net income (loss)	642,075	344,215	(120,301)
Less: net (income) loss attributable to non-controlling interests	(363,614)	(221,870)	59,710
Net income (loss) attributable to Camping World Holdings, Inc.	$278,461	$122,345	$(60,591)

Earnings (loss) per share of Class A common stock:
Basic	$6.19	$3.11	(1.62)
Diluted	$6.07	$3.09	(1.62)
Weighted average shares of Class A common stock outstanding:
Basic	45,009	39,383	37,310
Diluted	89,762	40,009	37,350

See accompanying Notes to Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Deficit)

(In Thousands)

							Additional				Non-
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Paid-In	Treasury Stock		Retained	Controlling
	Shares	Amounts	Shares	Amounts	Shares	Amounts	Capital	Shares	Amounts	Earnings (Deficit)	Interest	Total
Balance at January 1, 2019	37,192	$372	50,707	$5	—	$—	$47,531	—	$—	$(3,370)	$(11,621)	$32,917
Adoption of ASC 842 accounting standard (see Note 1 — Summary of Significant Accounting Policies)	—	—	—	—	—	—	—	—	—	3,705	6,332	10,037
Equity-based compensation	—	—	—	—	—	—	5,512	—	—	—	7,633	13,145
Vesting of restricted stock units	417	4	—	—	—	—	736		—	—	(740)	—
Repurchases of Class A common stock for withholding taxes on vested RSUs	(126)	(1)	—	—	—	—	(1,477)	—	—	—	—	(1,478)
Redemption of LLC common units for Class A common stock	6	—	—	—	—	—	(478)	—	—	—	—	(478)
Distributions to holders of LLC common units	—	—	—	—	—	—	—	—	—	—	(70,192)	(70,192)
Dividends(1)	—	—	—	—	—	—	—	—	—	(22,878)	—	(22,878)
Establishment of liabilities under the Tax Receivable Agreement and related changes to deferred tax assets associated with that liability	—	—	—	—	—	—	(8)	—	—	—	—	(8)
Non-controlling interest adjustment	—	—	—	—	—	—	(1,664)	—	—	—	1,664	—
Net loss	—	—	—	—	—	—	—	—	—	(60,591)	(59,710)	(120,301)
Balance at December 31, 2019	37,489	$375	50,707	$5	—	$—	$50,152	—	$—	$(83,134)	$(126,634)	$(159,236)
Equity-based compensation	—	—	—	—	—	—	9,232	—	—	—	11,429	20,661
Exercise of stock options	191	2	—	—	—	—	4,022	23	611	—	—	4,635
Non-controlling interest adjustment for capital contribution of proceeds from the exercise of stock options	—	—	—	—	—	—	(2,602)	—	—	—	2,602	—
Vesting of restricted stock units	338	3	—	—	—	—	(6,398)	323	8,556	—	(2,161)	—
Repurchases of Class A common stock for withholding taxes on vested RSUs	(71)	—	—	—	—	—	(1,910)	(107)	(2,832)	—	—	(4,742)
Repurchases of Class A common stock to treasury stock	—	—	—	—	—	—	11,616	(811)	(21,522)	—	(11,616)	(21,522)
Redemption of LLC common units for Class A common stock	4,852	48	(4,708)	—	—	—	25,565	—	—	—	7,529	33,142
Distributions to holders of LLC common units	—	—	—	—	—	—	—	—	—	—	(136,974)	(136,974)
Dividends(1)	—	—	—	—	—	—	—	—	—	(61,025)	—	(61,025)
Establishment of liabilities under the Tax Receivable Agreement and related changes to deferred tax assets associated with that liability	—	—	—	—	—	—	(28,385)	—	—	—	—	(28,385)
Non-controlling interest adjustment	—	—	—	—	—	—	2,050	—	—	—	(2,050)	—
Net income	—	—	—	—	—	—	—	—	—	122,345	221,870	344,215
Balance at December 31, 2020	42,799	$428	45,999	$5	—	$—	$63,342	(572)	$(15,187)	$(21,814)	$(36,005)	$(9,231)

							Additional				Non-
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Paid-In	Treasury Stock		Retained	Controlling
	Shares	Amounts	Shares	Amounts	Shares	Amounts	Capital	Shares	Amounts	Earnings (Deficit)	Interest	Total
Equity-based compensation	—	—	—	—	—	—	24,490	—	—	—	23,446	47,936
Exercise of stock options	—	—	—	—	—	—	(1,651)	189	5,762	—	—	4,111
Non-controlling interest adjustment for capital contribution of proceeds from the exercise of stock options	—	—	—	—	—	—	(2,017)	—	—	—	2,017	—
Vesting of restricted stock units	—	—	—	—	—	—	(28,493)	971	34,756	—	(6,263)	—
Repurchases of Class A common stock for withholding taxes on vested RSUs	—	—	—	—	—	—	(989)	(303)	(11,100)	—	—	(12,089)
Stock award to employee	—	—	—	—	—	—	(15,551)	511	19,586	—	(4,035)	—
Repurchases of Class A common stock for withholding taxes on stock award to employee	—	—	—	—	—	—	(160)	(197)	(7,567)	—	—	(7,727)
Repurchases of Class A common stock to treasury stock	—	—	—	—	—	—	74,487	(3,989)	(156,256)	—	(74,487)	(156,256)
Redemption of LLC common units for Class A common stock	4,722	47	(4,533)	(1)	—	—	15,685	—	—	—	1,392	17,123
Distributions to holders of LLC common units	—	—	—	—	—	—	—	—	—	—	(193,735)	(193,735)
Dividends(1)	—	—	—	—	—	—	—	—	—	(67,176)	—	(67,176)
Establishment of liabilities under the Tax Receivable Agreement and related changes to deferred tax assets associated with that liability	—	—	—	—	—	—	(31,137)	—	—	—	—	(31,137)
Non-controlling interest adjustment	—	—	—	—	—	—	107	—	—	—	(107)	—
Net income	—	—	—	—	—	—	—	—	—	278,461	363,614	642,075
Balance at December 31, 2021	47,521	$475	41,466	$4	—	$—	$98,113	(3,390)	$(130,006)	$189,471	$75,837	$233,894

(1)	The Company declared dividends per share of Class A common stock of $1.48, $1.48, and $0.61 per share in 2021, 2020, and 2019, respectively.

See accompanying Notes to Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In Thousands)

	Year Ended December 31,
	2021	2020	2019
Operating activities
Net income (loss)	$642,075	$344,215	$(120,301)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	66,418	51,981	59,932
Equity-based compensation	47,936	20,661	13,145
Loss (gain) on lease termination	2,211	4,547	(686)
Loss on debt restructure	1,390	—	—
Long-lived asset impairment	3,044	12,353	66,270
(Gain) loss on sale or disposal of assets	(576)	1,332	11,492
Provision for losses on accounts receivable	1,610	1,068	(20)
Non-cash lease expense	60,519	57,536	54,921
Accretion of original debt issuance discount	1,330	1,079	1,038
Non-cash interest	2,513	4,306	4,585
Deferred income taxes	(5,890)	6,606	14,897
Tax Receivable Agreement liability adjustment	2,813	(141)	(10,005)
Change in assets and liabilities, net of acquisitions:
Receivables and contracts in transit	(28,797)	(2,777)	12,217
Inventories	(629,830)	239,334	216,111
Prepaid expenses and other assets	(4,676)	(3,016)	(7,951)
Accounts payable and other accrued expenses	52,694	39,846	(15,350)
Payment pursuant to Tax Receivable Agreement	(8,089)	(6,563)	(9,425)
Deferred revenue	14,761	4,560	708
Operating lease liabilities	(63,462)	(68,951)	(54,403)
CARES Act deferral of payroll taxes	(14,616)	29,231	—
Other, net	10,626	10,462	14,759
Net cash provided by operating activities	154,004	747,669	251,934

Investing activities
Purchases of property and equipment	(118,657)	(31,845)	(56,789)
Proceeds from sale of property and equipment	2,199	1,751	4,068
Purchase of real property	(129,154)	(53,078)	(31,567)
Proceeds from the sale of real property	3,635	7,484	28,169
Purchases of businesses, net of cash acquired	(100,117)	(47,571)	(48,418)
Purchase of other investments	(7,983)	—	—
Purchase of equity securities	—	(2,500)	—
Purchases of intangible assets	(5,695)	(176)	—
Net cash used in investing activities	$(355,772)	$(125,935)	$(104,537)

Camping World Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (continued)

(In Thousands)

	Year Ended December 31,
	2021	2020	2019
Financing activities
Proceeds from long-term debt	430,698	—	11,663
Payments on long-term debt	(177,948)	(36,792)	(11,991)
Net proceeds (payments) on notes payable – floor plan, net	487,946	(324,485)	(43,989)
Borrowings on revolving line of credit	20,000	—	14,029
Payments on revolving line of credit	(20,000)	(20,000)	(11,883)
Payments on finance leases	(2,871)	(2,278)	(1,667)
Payment of debt issuance costs	(1,925)	—	(47)
Dividends on Class A common stock	(67,176)	(61,025)	(22,878)
Proceeds from exercise of stock options	4,111	4,635	—
RSU shares withheld for tax	(12,089)	(4,742)	(1,478)
Stock award shares withheld for tax	(7,727)	—	—
Repurchases of Class A common stock to treasury stock	(156,256)	(21,522)	—
Distributions to holders of LLC common units	(193,735)	(136,974)	(70,192)
Net cash provided by (used in) financing activities	303,028	(603,183)	(138,433)

Increase in cash and cash equivalents	101,260	18,551	8,964
Cash and cash equivalents at beginning of the period	166,072	147,521	138,557
Cash and cash equivalents at end of the period	$267,332	$166,072	$147,521

See accompanying Notes to Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2021

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

CWH was formed on March 8, 2016 as a Delaware corporation for the purpose of facilitating an initial public offering (the “IPO”) and other related transactions in order to carry on the business of CWGS Enterprises, LLC (“CWGS, LLC”). CWGS, LLC was formed in March 2011 when it received, through contribution from its then parent company, all of the membership interests of Affinity Group Holding, LLC and FreedomRoads Holding Company, LLC (“FreedomRoads”). The IPO and related reorganization transactions that occurred on October 6, 2016 resulted in CWH as the sole managing member of CWGS, LLC, with CWH having sole voting power in and control of the management of CWGS, LLC (see Note 18 — Stockholders’ Equity). Despite its position as sole managing member of CWGS, LLC, CWH had a minority economic interest in CWGS, LLC through March 11, 2021. As of December 31, 2021, 2020, and 2019, CWH owned 51.2%, 47.4% and 42.0%, respectively, of CWGS, LLC. Accordingly, the Company consolidates the financial results of CWGS, LLC and reports a non-controlling interest in its consolidated financial statements.

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

In conjunction with the initial stay-at-home and shelter-in-place restrictions enacted in many areas, the Company saw significant sequential declines in its overall customer traffic levels and its overall revenues from the mid-March to mid-to-late April 2020 timeframe. In the latter part of April 2020, the Company began to see a significant improvement in its online web traffic levels and number of electronic leads, and in early May 2020, the Company began to see improvements in its overall revenue levels. As the stay-at-home restrictions began to ease across certain areas of the country, the Company experienced significant acceleration in its in-store and online traffic, lead generation, and revenue trends in May 2020 continuing into the quarter ended June 30, 2021 and demand in new and used vehicles remained elevated through the remainder of 2021 and into the beginning of 2022. Demand and interest in new and used vehicles continued to outpace vehicle supply during the year ended December 31, 2021. In the last four months of 2021, the Company was able to procure more new vehicles than were sold during that period, which improved inventory levels at December 31, 2021.

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

Throughout the pandemic, the majority of the Company’s retail locations have continued to operate as essential businesses and the Company has continued to operate its e-commerce business. Historically, most of the Company’s consumer shows and events take place during the first quarter. As a consequence of COVID-19, the Company held one in-person consumer show in 2021 and held fewer in-person consumer shows and events during 2020 than in 2019. Since March 2020, the Company has implemented preparedness plans to keep its employees and customers safe, which include social distancing, providing employees with face coverings and/or other protective clothing as required, implementing additional cleaning and sanitization routines, and work-from-home directives for a significant portion of the Company’s workforce. In July 2021, the Company began transitioning many of its employees from work-from-home schedules to a return to the Company’s offices. However, with the increase in COVID-19 cases in the U.S. as a result of the Omicron variant in late 2021, many employees have reverted back to work from home schedules.

Description of the Business

Camping World Holdings, Inc., together with its subsidiaries, is America’s largest retailer of RVs and related products and services. As noted above, CWGS, LLC is a holding company and operates through its subsidiaries. The Company has the following two reportable segments: (i) Good Sam Services and Plans and (ii) RV and Outdoor Retail. See Note 22 – Segments Information for further information about the Company’s segments. Within the Good Sam Services and Plans segment, the Company primarily derives revenue from the sale of the following offerings: emergency roadside assistance plans; property and casualty insurance programs; travel assist programs; extended vehicle service contracts; vehicle financing and refinancing assistance; consumer shows and events; and consumer publications and directories. Within the RV and Outdoor Retail segment, the Company primarily derives revenue from the sale of new and used RVs; commissions on the finance and insurance contracts related to the sale of RVs; the sale of RV service and collision work; the sale of RV parts, accessories, and supplies; the sale of outdoor products, equipment, gear and supplies; business to business distribution of RV furniture, and the sale of Good Sam Club memberships and co-branded credit cards. The Company operates a national network of RV dealerships and service centers as well as a comprehensive e-commerce platform, primarily under the Camping World and Gander RV & Outdoors brands, and markets its products and services primarily to RV and outdoor enthusiasts.

In 2019, the Company made a strategic decision to refocus its business around its core RV competencies, and on September 3, 2019, the board of directors approved a strategic plan to shift the business away from locations that did not have the ability or where it was not feasible to sell and/or service RVs (the “2019 Strategic Shift”) (see Note 5 – Restructuring and Long-lived Asset Impairment).

The table below summarizes the Company’s retail store openings, closings, divestitures, conversions and number of locations from December 31, 2020 to December 31, 2021:

	RV	RV Service &	Other
	Dealerships	Retail Centers	Retail Stores	Total
Number of store locations as of December 31, 2020	160	10	1	171
Opened	16	—	—	16
Closed / divested	(1)	—	—	(1)
Re-opened	1	—	—	1
Converted (1)	(1)	—	1	—
Number of store locations as of December 31, 2021	175	10	2	187

(1)	One RV dealership was converted to a retail clearance center.

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

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments purchased with an original maturity date of three months or less to be cash equivalents. The carrying amount approximates fair value because of the short-term maturity of these instruments. Outstanding checks that are in excess of the cash balances at certain banks are included in accrued liabilities in the accompanying consolidated balance sheets, and changes in the amounts are reflected in operating cash flows in the accompanying consolidated statement of cash flows.

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

Accounts receivable are stated at realizable value, net of an allowance for doubtful accounts, which includes a reserve for expected credit losses. Accounts receivable balances due in excess of one year was $7.8 million at December 31, 2021 and $8.2 million at December 31, 2020, which are included in other assets in the accompanying consolidated balance sheets.

The allowance for doubtful accounts is based on management’s assessment of the collectability of its customer accounts. The Company regularly reviews the composition of the accounts receivable aging, historical bad debts, changes in payment patterns, customer creditworthiness, current economic trends, and reasonable and supportable forecasts about the future. Relevant risk characteristics include customer size and historical loss patterns. Management has evaluated the expected credit losses related to contracts in transit and determined that no allowance for doubtful accounts was required at December 31, 2021 and 2020. Management additionally has evaluated the expected credit losses related to accounts receivable and determined that allowances of approximately $4.7 million as of December 31, 2021 and $3.4 million as of December 31, 2020 for uncollectible accounts were required. Additionally, there was a less than $0.1 million allowance for doubtful accounts for noncurrent receivables at December 31, 2021 recognized during the year ended December 31, 2021.

The following table details the changes in the allowance for doubtful accounts relating to current receivables (in thousands):

	Year Ended
	December 31,	December 31,
	2021	2020
Allowance for doubtful accounts:
Balance, beginning of period	$3,393	$3,537
Charged to bad debt expense	1,568	1,068
Deductions (1)	(250)	(1,212)
Balance, end of period	$4,711	$3,393
(1)	These amounts primarily relate to the write off of uncollectable accounts after collection efforts have been exhausted.

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

The Company has cash deposited in various financial institutions that is in excess of the insurance limits provided by the Federal Deposit Insurance Corporation. The amount in excess of FDIC limits at December 31, 2021 and 2020 was approximately $278.7 million and $188.1 million, respectively.

The Company is potentially subject to concentrations of credit risk in accounts receivable. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers and their geographic dispersion.

Inventories, net

New and used RV inventories consist primarily of new and used recreational vehicles held for sale valued using the specific-identification method and valued at the lower of cost or net realizable value. Cost includes purchase costs, reconditioning costs, dealer-installed accessories, and freight. For vehicles accepted in trades, the cost is the fair value of such used vehicles at the time of the trade-in. Products, parts, accessories, and other inventories primarily consist of retail travel and leisure specialty merchandise and are stated at lower of cost or net realizable value using the first in, first out method. The cost of RV and Outdoor Retail inventories primarily consists of the direct cost of the merchandise including freight. A portion of the products, parts, accessories and other inventory includes capitalized labor relating to assembly.

Property and Equipment, net

Property and equipment is recorded at historical cost, net of accumulated depreciation and amortization, and, if applicable, impairment charges. Depreciation of property and equipment is provided using the straight-line method over the following estimated useful lives of the assets:

Years
Building and improvements	40
Leasehold improvements	3-40
Furniture, fixtures and equipment	3-12
Software	3-5

Leasehold improvements are amortized over the useful lives of the assets or the remaining term of the respective lease, whichever is shorter.

Leases

After the adoption of Accounting Standards Codification (“ASC”) 842, Leases (“ASC 842”) on January 1, 2019 the Company recognizes a right-of-use (“ROU”) asset and a lease liability on the accompanying consolidated balance sheets for operating leases (with the exception of short-term leases based on the practical expedient elected by the Company) at the commencement date, in addition to finance leases that were previously also required to be recognized on the accompanying consolidated balance sheets, and recognizes expenses on the income statement in a similar manner to the previous guidance in ASC 840, Leases (“ASC 840”) (see Note 10 — Lease Obligations).

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

Finance and insurance revenue is recorded net, since the Company is acting as an agent in the transaction, and is recognized when a finance and insurance product contract payment has been received or financing has been arranged. The proceeds the Company receives for arranging financing contracts, selling extended service contracts, and selling other products, are subject to chargebacks if the customer terminates the respective contract earlier than a stated period. In the case of insurance and service contracts, the stated period typically extends from one to five years with the refundable commission balance declining over the contract term. These proceeds are recorded as variable consideration, net of estimated chargebacks. Chargebacks are estimated based on ultimate future cancellation rates by product type and year sold using a combination of actuarial methods and leveraging the Company’s historical experience from the past eight years, adjusted for new consumer trends. The chargeback liabilities included in the estimate of variable consideration totaled $68.8 million and $58.9 million as of December 31, 2021 and December 31, 2020, respectively.

The remaining RV and Outdoor retail revenue consists of sales of products, service and other, including RV accessories and supplies, RV furniture, camping, hunting, fishing, skiing, snowboarding, bicycling, skateboarding, marine and watersport equipment and supplies. Revenue from products, service and other is recognized over time as work is completed, and when parts or other products are delivered to the Company’s customers. For service and parts revenues recorded over time, the Company utilizes a method that considers total costs incurred to date and the applicable margin in relation to total expected efforts to complete our performance obligation in order to determine the appropriate amount of revenue to recognize over time. E-commerce sales are recognized when the product is shipped and recorded as variable consideration, which is net of anticipated merchandise returns that reduce revenue and cost of sales in the period that the related sales are recorded.

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

Advertising Expenses

Advertising expenses are expensed as incurred. Advertising expenses for the years ended December 31, 2021, 2020 and 2019 were $136.3 million, $96.3 million and $117.8 million, respectively. Advertising expenses relating to RV and Outdoor Retail segment were included in selling, general and administrative expenses in the consolidated statements of operations. Advertising expenses relating to the Good Sam Services and Plans segment were included in costs applicable to revenues in the consolidated statements of operations, since, by the nature of those revenue streams, they are integral to the generation of those revenues.

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

Shipping and Handling Fees and Costs

The Company reports shipping and handling costs billed to customers as a component of revenues, and related costs are reported as a component of costs applicable to revenues. For the years ended December 31, 2021, 2020, and 2019, $8.0 million, $8.2 million, and $6.2 million of shipping and handling fees, respectively, were included in the RV and Outdoor Retail segment as revenue.

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

Reclassifications of Prior Period Amounts

Certain prior-period amounts have been reclassified to conform to the current period presentation. Specifically, the current and noncurrent portions of finance lease liabilities have been reclassified to be presented separately from current and noncurrent portions of long-term debt, respectively, in the accompanying consolidated balance sheet as of December 31, 2020. Further, the payments on finance leases have been reclassified to be presented separately from payments on long-term debt in the accompanying consolidated statement of cash flows for the years ended December 31, 2020 and 2019.

Additionally, for the years ended December 31, 2020 and 2019, the equity-based compensation and non-controlling interest adjustment line items in the accompanying consolidated statements of stockholders' equity (deficit) have been reclassified to present the equity-based compensation allocated to the non-controlling interest in the non-controlling interest column with an offsetting reclassification to the non-controlling interest adjustment line item.

Recently Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). This standard reduces complexity by removing specific exceptions to general principles related to intraperiod tax allocations, ownership changes in foreign investments, and interim period income tax accounting for year-to-date losses that exceed anticipated losses. This standard also simplifies accounting for franchise taxes that are partially based on income, transactions with a government that result in a step up in the tax basis of goodwill, separate financial statements of legal entities that are not subject to tax, and enacted changes in tax laws in interim periods. The Company adopted ASU 2019-12 as of January 1, 2021 and the adoption did not materially impact its consolidated financial statements.

Recently Issued Accounting Pronouncements

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). This standard requires contract assets and contract liabilities, such as certain receivables and deferred revenue, acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. Generally, this new guidance will result in the acquirer recognizing contract assets and contract liabilities at the same amounts recorded by the acquiree instead of recording those balances at fair value. This standard should be applied prospectively to acquisitions occurring after the effective date. The standard will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022, with early adoption permitted. The Company early adopted ASU 2021-08 as of January 1, 2022 and the Company does not expect that its adoption will materially impact its consolidated financial statements.

2. Revenue

Contract Assets

As of December 31, 2021 and 2020, a contract asset of $16.2 million and $8.1 million, respectively, relating to RV service revenues was included in accounts receivable in the accompanying consolidated balance sheets. As of December 31, 2021 and 2020, the Company had capitalized costs to acquire a contract consisting of $5.4 million and $7.1 million, respectively, from the deferral of sales commissions expenses relating to multi-year consumer services and plans and the recording of such expenses over the same period as the recognition of the related revenues.

Deferred Revenues

The Company records deferred revenues when cash payments are received or due in advance of the Company’s performance, net of estimated refunds that are presented separately as a component of accrued liabilities. For the year ended December 31, 2021, $88.2 million of revenues recognized were included in the deferred revenue balance at the beginning of the period. For the year ended December 31, 2020, $87.1 million of revenues recognized were included in the deferred revenue balance at the beginning of the period.

As of December 31, 2021, the Company had unsatisfied performance obligations primarily relating to plans for its roadside assistance, Good Sam Club memberships, Coast to Coast memberships, the annual campground guide, and magazine publication revenue streams. The total unsatisfied performance obligation for these revenue streams at December 31, 2021 and the periods during which the Company expects to recognize the amounts as revenue are presented as follows (in thousands):

As of
December 31, 2021
2022	$95,467
2023	34,262
2024	17,031
2025	9,038
2026	4,947
Thereafter	3,746
Total	$164,491

The Company’s payment terms vary by the type and location of its customer and the products or services offered. The term between invoicing and when payment is due is not significant. For certain products or services and customer types, the Company requires payment before the products or services are delivered to the customer.

3. Receivables

Receivables consisted of the following at December 31, 2021 and 2020 (in thousands):

	December 31,	December 31,
	2021	2020
Good Sam Services and Plans	$13,046	$11,837
RV and Outdoor Retail
New and used vehicles	4,636	6,836
Parts, service and other	42,418	26,437
Trade accounts receivable	20,974	16,289
Due from manufacturers	16,499	17,778
Other	8,782	7,611
Corporate	—	27
	106,355	86,815
Allowance for doubtful accounts	(4,711)	(3,393)
	$101,644	$83,422

4. Inventories and Floor Plan Payables

Inventories consisted of the following at December 31, 2021 and 2020 (in thousands):

	December 31,	December 31,
	2021	2020
Good Sam services and plans	$—	$109
New RVs	1,108,836	691,114
Used RVs	406,398	178,336
Products, parts, accessories and other	277,631	266,786
	$1,792,865	$1,136,345

Substantially all of the Company’s new RV inventory and certain of its used RV inventory, included in the RV and Outdoor Retail segment, is financed by a floor plan credit agreement with a syndication of banks. The borrowings under the floor plan credit agreement are collateralized by substantially all of the assets of FreedomRoads, LLC (“FR”), a wholly-owned subsidiary of FreedomRoads, which operates the RV dealerships. The floor plan borrowings are tied to specific vehicles and principal is due upon the sale of the related vehicle or upon reaching certain aging criteria.

In September 2021, FR entered into the Eighth Amended and Restated Credit Agreement (“Post-Amendment Floor Plan Facility”) that amended the Seventh Amended and Restated Credit Agreement (“Pre-Amendment Floor Plan Facility” and collectively the “Floor Plan Facility”) that was previously entered into in December 2017. The Post-Amendment Floor Plan Facility allows FR to borrow (a) up to $1.70 billion of floor plan notes payable, an increase from $1.38 billion under the Pre-Amendment Floor Plan Facility, (b) up to $30.0 million under a letter of credit facility, an increase from $15.0 million under the Pre-Amendment Floor Plan Facility, and (c) up to a maximum amount outstanding of $70.0 million under the revolving line of credit, an increase from $42.0 million under the Pre-Amendment Floor Plan Facility. The Post-Amendment Floor Plan Facility removes the $3.0 million quarterly reduction in the maximum amount outstanding under the revolving line of credit under the Pre-Amendment Floor Plan Facility. The Post-Amendment Floor Plan Facility also includes an accordion feature allowing FR, at its option, to increase the aggregate amount of the floor plan notes payable in $50 million increments up to a maximum amount of $200 million. The lenders under the Post-Amendment Floor Plan Facility are not under any obligation to provide commitments in respect of any such increase. In addition, the maturity of the Post-Amendment Floor Plan Facility was extended to September 2026 from March 2023 under the Pre-Amendment Floor Plan Facility.

As December 31, 2021 and 2020, the applicable interest rate for the floor plan notes payable under the Floor Plan Facility was 1.96% and 2.20%, respectively. Effective October 1, 2021 under the Post-Amendment Floor Plan Facility, at the Company’s option, the floor plan notes payable, and borrowings for letters of credit, in each case, bear interest at a rate per annum equal to the floating Bloomberg Short-Term Bank Yield Index rate (“BSBY”) plus the applicable rate of 1.90% to 2.50% determined based on FR’s consolidated current ratio, or, the base rate plus the applicable rate of 0.40% to 1.00% determined based on FR’s consolidated current ratio.

As of December 31, 2021 and 2020, the applicable interest rate for revolving line of credit borrowings under the Floor Plan Facility was 2.31% and 2.55%, respectively. Effective October 1, 2021 under the Post-Amendment Floor Plan Facility, revolving line of credit borrowings bear interest at a rate per annum equal to, at the Company’s option, either: (a) a floating BSBY rate, plus 2.25%, in the case of floating BSBY rate loans, or (b) a base rate determined by reference to the greatest of: (i) the federal funds rate plus 0.50%, (ii) the prime rate published by Bank of America, N.A. and (iii) the floating BSBY rate plus 1.75%, plus 0.75%, in the case of base rate loans. Additionally, under the Post-Amendment Floor Plan Facility, the revolving line of credit borrowings are limited by a borrowing base calculation. The applicable interest rate for the revolving line of credit borrowings under the Pre-Amendment Floor Plan Facility was based on one month LIBOR plus 2.40%.

In May 2020, FR entered into a Third Amendment to the Seventh Amended and Restated Credit Agreement that provided FR with a one-time option to request a temporary four-month reduction of the minimum consolidated current ratio at any time during 2020 and the first seven days of 2021. FR did not exercise that option. Effective May 12, 2020 through July 31, 2020, FR was not allowed to draw further Revolving Credit Loans (as defined in the Pre-Amendment Floor Plan Facility).

The Floor Plan Facility includes a flooring line aggregate interest reduction (“FLAIR”) offset account that allows the Company to transfer cash as an offset to the payables under the Floor Plan Facility. These transfers reduce the amount of liability outstanding under the floor plan borrowings that would otherwise accrue interest, while retaining the ability to transfer amounts from the FLAIR offset account into the Company’s operating cash accounts. As a result of using the FLAIR offset account, the Company experiences a reduction in floor plan interest expense in its consolidated statements of operations. As of December 31, 2021 and 2020, FR had $92.1 million and $133.6 million, respectively, in the FLAIR offset account. The Post-Amendment Floor Plan Facility raised the maximum FLAIR percentage of outstanding floor plan borrowings to 35% from 20% under the Pre-Amendment Floor Plan Facility.

Management has determined that the credit agreements governing the Floor Plan Facility include subjective acceleration clauses, which could impact debt classification. Management has determined that no events have occurred at December 31, 2021 that would trigger a subjective acceleration clause. Additionally, the credit agreements governing the Floor Plan Facility contain certain financial covenants. FR was in compliance with all debt covenants at December 31, 2021 and December 31, 2020. In June 2020, FR made a voluntary $20.0 million principal payment on the revolving line of credit. An additional $20.0 million of borrowing on the revolving line of credit was made in November 2021 and was repaid in December 2021.

The following table details the outstanding amounts and available borrowings under the Floor Plan Facility as of December 31, 2021 and December 31, 2020 (in thousands):

	December 31,	December 31,
	2021	2020
Floor Plan Facility:
Notes payable — floor plan:
Total commitment	$1,700,000	$1,379,750
Less: borrowings, net	(1,011,345)	(522,455)
Less: flooring line aggregate interest reduction account	(92,108)	(133,639)
Additional borrowing capacity	596,547	723,656
Less: accounts payable for sold inventory	(28,036)	(28,980)
Less: purchase commitments	(34,612)	(39,121)
Unencumbered borrowing capacity	$533,899	$655,555

Revolving line of credit	$70,000	$48,000
Less: borrowings	(20,885)	(20,885)
Additional borrowing capacity	$49,115	$27,115

Letters of credit:
Total commitment	$30,000	$15,000
Less: outstanding letters of credit	(11,500)	(11,732)
Additional letters of credit capacity	$18,500	$3,268

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

During the year ended December 31, 2021, the Company completed its analysis of its retail product offerings that are not RV-related. The information available at the inception of the 2019 Strategic Shift relating to these product categories was incomplete based on the relative immaturity of the locations offering these products and was further delayed by the impact of COVID-19 on consumer buying behavior (see Note 1 — Summary of Significant Accounting Policies — COVID-19). During the year ended December 31, 2021, the Company recorded $15.0 million of incremental reserve charges relating to product categories that are not RV-related.

As of December 31, 2021, the Company has effectively finalized its 2019 Strategic Shift as it relates to closing locations, one-time termination benefits, and incremental reserve charges. The remaining potential ongoing charges under the 2019 Strategic Shift relate to lease termination costs and other associated costs relating to the leases of previously closed locations under the 2019 Strategic Shift. The process of identifying subtenants and negotiating lease terminations has been delayed in part due to the ongoing COVID-19 pandemic and is expected to continue. The timing of these negotiations will vary as both subleases and terminations are contingent on landlord approvals.

The Company currently estimates the total restructuring costs associated with the 2019 Strategic Shift to be in the range of $111.6 million to $134.6 million. The breakdown of the estimated restructuring costs are as follows:

●	one-time employee termination benefits relating to retail store or distribution center closures/divestitures of $1.2 million, all of which was incurred through December 31, 2020;
●	lease termination costs of $18.0 million to $34.0 million, of which $13.5 million has been incurred through December 31, 2021;
●	incremental inventory reserve charges of $57.4 million, all of which was incurred through December 31, 2021; and
●	other associated costs of $35.0 million to $42.0 million, of which $31.8 million has been incurred through December 31, 2021.

Through December 31, 2021, the Company has incurred $31.8 million of such other associated costs primarily representing labor, lease, and other operating expenses incurred during the post-close wind-down period for the locations related to the 2019 Strategic Shift. The additional amount of $3.2 million to $10.2 million represents similar costs that may be incurred through the year ending December 31, 2022 for locations that continue in a wind-down period, primarily comprised of lease costs accounted for under ASC 842, Leases, prior to lease termination. The Company intends to negotiate terminations of these leases where prudent and pursue sublease arrangements for the remaining leases. Lease costs may continue to be incurred after December 31, 2022 on these leases if the Company is unable to terminate the leases under acceptable terms or offset the lease costs through sublease arrangements. The foregoing lease termination cost estimate represents the expected cash payments to terminate certain leases, but does not include the gain or loss from derecognition of the related operating lease assets and liabilities, which is dependent on the particular leases that will be terminated.

The following table details the costs incurred associated with the 2019 Strategic Shift (in thousands):

	Year Ended December 31,
	2021	2020	2019
Restructuring costs:
One-time termination benefits(1)	$—	$231	$1,008
Lease termination costs(2)	1,431	4,432	55
Incremental inventory reserve charges(3)	15,017	543	41,894
Other associated costs(4)	10,684	16,835	4,321
Total restructuring costs	$27,132	$22,041	$47,278

(1)	These costs incurred in 2020 were primarily included in costs applicable to revenues – products, service and other in the consolidated statements of operations. These costs incurred in 2019 were primarily included in selling, general and administrative expenses in the consolidated statements of operations.
(2)	These costs were included in lease termination charges in the consolidated statements of operations. This reflects termination fees paid, net of any gain from derecognition of the related operating lease assets and liabilities.
(3)	These costs were included in costs applicable to revenue – products, service and other in the consolidated statements of operations.
(4)	Other associated costs primarily represent labor, lease, and other operating expenses incurred during the post-close wind-down period for the locations related to the 2019 Strategic Shift. For the years ended December 31, 2021, 2020 and 2019, costs of approximately $0 million, $0.4 million and $0.6 million, respectively, were included in costs applicable to revenue – products, service and other, and $10.7 million, $16.4 million and $3.7 million, respectively, were included in selling, general, and administrative expenses in the consolidated statements of operations.

The following table details changes in the restructuring accrual associated with the 2019 Strategic Shift (in thousands):

	One-time	Lease	Other
	Termination	Termination	Associated
	Benefits	Costs (1)	Costs	Total
Balance at June 30, 2019	$—	$—	$—	$—
Charged to expense	1,008	1,350	4,321	6,679
Paid or otherwise settled	(286)	(1,350)	(4,036)	(5,672)
Balance at December 31, 2019	722	—	285	1,007
Charged to expense	231	10,532	16,835	27,598
Paid or otherwise settled	(953)	(10,532)	(16,346)	(27,831)
Balance at December 31, 2020	—	—	774	774
Charged to expense	—	1,650	10,684	12,334
Paid or otherwise settled	—	(1,650)	(10,532)	(12,182)
Balance at December 31, 2021	$—	$—	$926	$926
(1)	Lease termination costs excludes the $1.3 million, $6.1 million and $0.2 million of gains from the derecognition of the operating lease assets and liabilities relating to the terminated leases as part of the 2019 Strategic Shift for the six months ended December 31, 2019 and for the years ended December 31, 2020 and 2021, respectively.

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

Long-Lived Asset Impairment

During the years ended December 31, 2021, 2020 and 2019, the Company had indicators of impairment of the long-lived assets for certain of its locations. For locations that failed the recoverability test based on an analysis of undiscounted cash flows, the Company estimated the fair value of the locations based on a discounted cash flow analysis. After performing the long-lived asset impairment test for these locations, the Company determined that certain locations within the RV and Outdoor Retail segment had long-lived assets that were impaired. The long-lived asset impairment charge, subject to limitations described below, was calculated as the amount that the carrying value of the locations exceeded the estimated fair value. The calculated long-lived asset impairment charge was allocated to each of the categories of long-lived assets at each location pro rata based on the long-lived assets’ carrying values, except that individual assets cannot be impaired below their individual fair values when that fair value can be determined without undue cost and effort. For most of these locations, the operating lease right-of-use assets and furniture and equipment were written down to their individual fair values and the remaining impairment charge was allocated to the remaining long-lived assets up to the fair value estimated on these assets based on liquidation value estimates.

The following table details long-lived asset impairment charges by type of long-lived asset (in thousands):

	Year Ended December 31,
	2021	2020	2019
Long-lived asset impairment charges:
Leasehold improvements	$721	$2,374	$20,766
Furniture and equipment	196	2,588	28,602
Buildings	—	1,461	—
Operating lease right-of-use assets	2,127	5,930	16,902
Total long-lived asset impairment charges	3,044	12,353	66,270
Less: portion unrelated to 2019 Strategic Shift	(1,645)	(64)	(8,832)
2019 Strategic Shift long-lived asset impairment charges	$1,399	$12,289	$57,438

Long-lived asset impairment charges during the years ended December 31, 2021 and 2020 related primarily to the result of updating impairment test assumptions after identifying indicators of impairment at previously closed stores in certain markets.

6. Property and Equipment, net

Property and equipment consisted of the following at December 31, 2021 and 2021 (in thousands):

	December 31,	December 31,
	2021	2020
Land	$95,724	$47,780
Buildings and improvements	208,136	99,739
Leasehold improvements	255,378	210,396
Furniture and equipment	201,083	180,191
Software	78,592	73,256
Construction in progress and software in development	58,694	11,560
	897,607	622,922
Less: accumulated depreciation and amortization	(298,283)	(255,024)
Property and equipment, net	$599,324	$367,898

Depreciation expense for the years ended December 31, 2021, 2020, and 2019 was $61.6 million, $47.4 million and $54.7 million, respectively.

7. Goodwill and Intangible Assets

Goodwill

The following is a summary of changes in the Company’s goodwill by business line for the years ended December 31, 2021 and 2020 (in thousands):

	Good Sam
	Services and	RV and
	Plans	Outdoor Retail	Consolidated
Balance as of January 1, 2020 (excluding impairment charges)	$70,713	$558,065	$628,778
Accumulated impairment charges	(46,884)	(194,953)	(241,837)
Balance as of January 1, 2020	23,829	363,112	386,941
Acquisitions	—	26,182	26,182
Balance as of December 31, 2020	23,829	389,294	413,123
Acquisitions	—	70,511	70,511
Balance as of December 31, 2021	$23,829	$459,805	$483,634

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

In the fourth quarter of 2021 and 2020, the Company performed its annual goodwill impairment test of the RV and Outdoor Retail, the Good Sam Show, and GSS Enterprise reporting units. The RV and Outdoor Retail reporting unit is comprised of the entire RV and Outdoor Retail segment. The Good Sam Show and GSS Enterprise reporting units are comprised of a portion of the Good Sam Services and Plans Segment. These annual goodwill impairment tests resulted in the determination that the estimated fair value of these reporting units exceeded their carrying value. Therefore, no impairment charge was recorded during the years ended December 31, 2021 and 2020. The Company estimated the fair value of these reporting units using a combination of the guideline public company method under the market approach and the discounted cash flow analysis method under the income approach.

Intangible Assets

Finite-lived intangible assets and related accumulated amortization consisted of the following at December 31, 2021 and 2020 (in thousands):

	December 31, 2021
	Cost or	Accumulated
	Fair Value	Amortization	Net
Good Sam Services and Plans:
Membership and customer lists	$9,140	(8,748)	$392
Websites	2,500	(253)	2,247
RV and Outdoor Retail:
Customer lists and domain names	5,626	(2,298)	3,328
Supplier lists	1,696	(424)	1,272
Trademarks and trade names	29,564	(9,465)	20,099
Websites	7,185	(3,553)	3,632
	$55,711	$(24,741)	$30,970

	December 31, 2020
	Cost or	Accumulated
	Fair Value	Amortization	Net
Good Sam Services and Plans:
Membership and customer lists	$9,140	$(8,568)	$572
RV and Outdoor Retail:
Customer lists and domain names	3,476	(1,930)	1,546
Supplier lists	1,696	(85)	1,611
Trademarks and trade names	29,564	(6,681)	22,883
Websites	6,140	(2,630)	3,510
	$50,016	$(19,894)	$30,122

As of December 31, 2021, the approximate weighted average useful lives of our Good Sam Services and Plans finite-lived intangible assets for membership and customer lists are 5.9 years, and websites are 7.0 years. The approximate weighted average useful lives of our RV and Outdoor Retail finite-lived intangible assets are as follows: customer lists and domain names are 7.3 years, suppliers lists are 5.0 years, trademarks and trade names are 11.2 years, and websites are 7.8 years. The weighted-average useful life of all our finite-lived intangible assets is approximately 9.8 years.

Amortization expense of finite-lived intangibles for the years ended December 31, 2021, 2020, and 2019 was $4.8 million, $4.6 million and $5.2 million, respectively. The aggregate future five-year amortization of finite-lived intangibles at December 31, 2021, was as follows (in thousands):

2022	$6,928
2023	5,785
2024	4,614
2025	2,166
2026	1,632
Thereafter	9,845
$30,970

8. Accrued Liabilities

Accrued liabilities consisted of the following at December 31, 2021 and 2020 (in thousands):

	December 31,	December 31,
	2021	2020
Compensation and benefits(1)	$64,313	$43,787
Other accruals	125,282	93,901
	$189,595	$137,688

(1)	At December 31, 2021 and 2020, these amounts included a deferral of payroll taxes under the CARES Act of $14.6 million.

9. Long-Term Debt

The following reflects outstanding long-term debt as of December 31, 2021 and 2020 (in thousands):

	December 31,	December 31,
	2021	2020
Term Loan Facility (1)(2)	$1,367,277	$1,130,356
Real Estate Facilities (3)	22,896	4,493
Other Long-Term Debt	3,400	—
Subtotal	1,393,573	1,134,849
Less: current portion	(15,822)	(12,174)
Total	$1,377,751	$1,122,675

(1)	Amounts as of December 31, 2021 relate to the New Term Loan Facility and amounts as of December 31, 2020 relate to the Previous Term Loan Facility, as defined below.
(2)	Net of $16.8 million and $3.2 million of original issue discount at December 31, 2021 and 2020, respectively, and $6.9 million and $7.9 million of finance costs at December 31, 2021 and 2020, respectively.
(3)	Net of $0.2 million of finance costs at December 31, 2021. Finance costs at December 31, 2020 were not significant.

The aggregate future maturities of long-term debt at December 31, 2021, were as follows (in thousands):

Long-term debt instruments
2022	$15,822
2023	19,374
2024	15,100
2025	15,105
2026	31,199
Thereafter	1,320,916
Total	1,417,516

Senior Secured Credit Facilities

As of December 31, 2021 and 2020, CWGS Group, LLC (the “Borrower”), a wholly-owned subsidiary of CWGS, LLC, was party to separate credit agreements (the “New Credit Agreement” as of December 31, 2021 and, as amended from time to time, the “Previous Credit Agreement” as of December 31, 2020) for senior secured credit facilities (the “New Senior Secured Credit Facilities” as of December 31, 2021, the “Previous Senior Secured Credit Facilities” as of December 31, 2020, and collectively the “Senior Secured Credit Facilities”). The New Senior Secured Credit Facilities consist of a $1.400 billion term loan facility (the “New Term Loan Facility”) and a $65.0 million revolving credit facility (the “New Revolving Credit Facility”). The

Previous Senior Secured Credit Facilities consisted of a $1.195 billion term loan facility (the “Previous Term Loan Facility”) and a $35.0 million revolving credit facility (the “Previous Revolving Credit Facility”). In June 2021, concurrently with the closing of the New Credit Agreement, the Company replaced the Previous Senior Secured Credit Facilities with the full amount available under the New Term Loan Facility and paying an additional $61.4 million from cash on hand, resulting in an overall reduction of outstanding principal of $38.6 million. For this New Credit Agreement, approximately 85% of the principal balance of the Previous Term Loan Facility was considered a debt modification when replaced with the New Term Loan Facility and, as such, this modified portion was not considered a financing cash outflow or inflow. During the year ended December 31, 2021, loss and expense on debt restructure of $13.5 million was comprised of $0.4 million in extinguishment of the original issue discount, $1.0 million in extinguishment of capitalized finance costs related to the Previous Term Loan Facility, and $12.1 million in legal and other expenses related to the New Term Loan Facility. In December 2021, the Borrower entered into an amendment to the New Credit Agreement to borrow an additional $300.0 million on the New Term Loan Facility.

The funds available under the New Revolving Credit Facility may be utilized for borrowings or letters of credit; however, a maximum of $25.0 million may be allocated to such letters of credit compared to a maximum of $15.0 million that may have been allocated to such letters of credit under the Previous Revolving Credit Facility. The New Revolving Credit Facility matures in June 2026, and the New Term Loan Facility matures in June 2028. The New Term Loan Facility required mandatory principal payments in equal quarterly installments of $2.8 million commencing in June 2021, and, as a result of the additional $300.0 million of borrowings in December 2021, was revised to equal mandatory quarterly installments of $3.5 million. The mandatory equal quarterly installments under the Previous Term Loan Facility were $3.0 million. Additionally, the Company is required to prepay the term loan borrowings in an aggregate amount up to 50% of excess cash flow, as defined in the New Credit Agreement, for such fiscal year depending on the Total Net Leverage Ratio (as defined in the New Credit Agreement) beginning with the year ended December 31, 2022. The Company is not subject to an additional excess cash flow payment relating to 2021 under the New Term Loan Facility and was not required to make an additional excess cash flow payment relating to 2020 under the Previous Term Loan Facility. In June 2020, the Borrower made a $9.6 million voluntary principal payment on the Previous Term Loan Facility.

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

As of December 31, 2021, the average interest rate on the New Term Loan Facility was 3.25%. The following table details the outstanding amounts and available borrowings under the Senior Secured Credit Facilities as of (in thousands):

	December 31,	December 31,
	2021(1)	2020(2)
Senior Secured Credit Facilities:
Term Loan Facility:
Principal amount of borrowings	$1,400,000	$1,195,000
Less: cumulative principal payments	(9,004)	(53,459)
Less: unamortized original issue discount	(16,826)	(3,241)
Less: unamortized finance costs	(6,893)	(7,944)
	1,367,277	1,130,356
Less: current portion	(14,015)	(11,891)
Long-term debt, net of current portion	$1,353,262	$1,118,465
Revolving Credit Facility:
Total commitment	$65,000	$35,000
Less: outstanding letters of credit	(4,930)	(5,930)
Additional borrowing capacity	$60,070	$29,070

(1)	Amounts relate to the New Senior Secured Credit Facilities.
(2)	Amounts relate to the Previous Senior Secured Credit Facilities.

The New Senior Secured Credit Facilities are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by each of the Company’s existing and future domestic restricted subsidiaries with the exception of FreedomRoads Intermediate Holdco, LLC, the direct parent of FR, and FR, and its subsidiaries. The New Credit Agreement contains certain restrictive covenants pertaining to, but not limited to, mergers, changes in the nature of the business, acquisitions, additional indebtedness, sales of assets, investments, and the prepayment of dividends subject to certain limitations and minimum operating covenants. Additionally, management has determined that the New Senior Secured Credit Facilities include subjective acceleration clauses, which could impact debt classification. Management has determined that no events have occurred at December 31, 2021 that would trigger a subjective acceleration clause.

The New Credit Agreement requires the Borrower and its subsidiaries to comply on a quarterly basis with a maximum Total Net Leverage Ratio, which covenant is in effect only if, as of the end of each calendar quarter, the aggregate amount of borrowings under the revolving credit facility (including swingline loans), letters of credit and unreimbursed letter of credit disbursements outstanding at such time is greater than 35% of the total commitment on the New Revolving Credit Facility (excluding (i) up to $15.0 million attributable to any outstanding undrawn letters of credit and (ii) any cash collateralized or backstopped letters of credit), as defined in the New Credit Agreement. As of December 31, 2021, the Company was not subject to this covenant as borrowings under the Revolving Credit Facility did not exceed the 35% threshold. The Company was in compliance with all applicable debt covenants at December 31, 2021 and 2020.

Real Estate Facilities

In November 2018, September 2021, and December 2021, Camping World Property, Inc. (the ‘‘Real Estate Borrower’’), an indirect wholly-owned subsidiary of CWGS, LLC, and CIBC Bank USA (“Lender”), entered into loan and security agreements for real estate credit facilities (as amended from time to time, the “First Real Estate Facility”, the “Second Real Estate Facility”, and the “Third Real Estate Facility”, respectively, and collectively the “Real Estate Facilities”) with aggregate maximum principal capacities of $21.5 million, $9.0 million, and $10.1 million for the First Real Estate Facility, Second Real Estate Facility, and Third Real Estate Facility, respectively.

Borrowings under the Real Estate Facilities are guaranteed by CWGS Group, LLC, a wholly-owned subsidiary of CWGS, LLC. The Real Estate Facilities may be used to finance the acquisition of real estate assets. The Real Estate Facilities are secured by first priority security interest on the real estate assets acquired with the proceeds of the Real Estate Facilities (“Real Estate Facility Properties”). The First Real Estate Facility, the Second Real Estate Facility, and Third Real Estate Facility mature in October 2023, September 2026, and December 2026, respectively.

As of December 31, 2021, the First Real Estate Facility, the Second Real Estate Facility, and the Third Real Estate Facility had outstanding principal balances of $4.2 million, $8.7 million, and $10.0 million, respectively, net of unamortized finance costs, and a weighted average interest rate of 2.89%. As of December 31, 2021, the Company had no available capacity under the Real Estate Facilities, since repaid amounts cannot be reborrowed under the Real Estate Facilities.

Management has determined that the credit agreements governing the Real Estate Facilities include subjective acceleration clauses, which could impact debt classification. Management has determined that no events have occurred at December 31, 2021 that would trigger a subjective acceleration clause. Additionally, the Real Estate Facilities are subject to certain cross default provisions, a debt service coverage ratio, and other customary covenants. The Company was in compliance with all debt covenants at December 31, 2021 and 2020.

Other Long-Term Debt

In December 2021, FRHP Lincolnshire, LLC, an indirect wholly-owned subsidiary of CWGS, LLC, assumed a mortgage as part of a real estate acquisition. This mortgage is secured by the acquired property and is guaranteed by CWGS Group, LC, a wholly-owned subsidiary of CWGS, LLC. As of December 31, 2021, the outstanding principal balance of the mortgage was $3.4 million with an interest rate of 3.50%. The mortgage matures in December 2026.

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

The Company leases most of the properties for its retail locations through 240 operating leases and 9 finance leases. The Company also leases billboards and certain of its equipment. The related operating lease assets and finance lease assets are included in the operating lease assets and property equipment, respectively, in the accompanying consolidated balance sheets.

As of December 31, 2021 and 2020, finance lease assets of $75.7 million and $29.8 million, respectively, were included in property and equipment, net in the accompanying consolidated balance sheets.

The following presents certain information related to the costs for leases (in thousands):

	Year Ended December 31,
	2021	2020
Operating lease cost	$120,096	$121,238
Finance lease cost:
Amortization of finance lease assets	6,016	2,701
Interest on finance lease liabilities	2,353	1,248
Short-term lease cost	1,958	1,699
Variable lease cost	23,512	23,385
Sublease income	(1,915)	(1,876)
Net lease costs	$152,020	$148,395

The following presents supplemental cash flow information related to leases (in thousands):

	Year Ended December 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$121,394	$121,708
Operating cash flows for finance leases	2,287	1,061
Financing cash flows for finance leases	2,923	2,355
Lease assets obtained in exchange for lease liabilities:
New, remeasured and terminated operating leases	$44,041	$25,296
New, remeasured and terminated finance leases	51,920	31,895

The following presents other information related to leases:

	December 31, 2021
Weighted average remaining lease term:
Operating leases	12.2	years
Financing leases	15.1	years
Weighted average discount rate:
Operating leases	6.4%
Financing leases	5.0%

The following reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the lease liabilities in the accompanying consolidated balance sheet as of December 31, 2021 (in thousands):

	Operating	Finance
	Leases	Leases
2022	$113,499	$8,777
2023	113,300	12,167
2024	108,952	7,001
2025	102,616	6,157
2026	96,706	6,134
Thereafter	701,911	77,357
Total lease payments	1,236,984	117,593
Less: Imputed interest	(399,878)	(37,877)
Total lease obligations	837,106	79,716
Less: current portion	(62,217)	(4,964)
Noncurrent lease obligations	$774,889	$74,752

11. Income Taxes

The components of the Company’s income tax expense from operations for the years ended December 31, 2021, 2020 and 2019 consisted of (in thousands):

	2021	2020	2019
Current:
Federal	$74,124	$38,843	$10,605
State	23,890	12,294	4,080
Deferred:
Federal	13,024	5,016	9,140
State	(18,914)	1,590	5,757
Income tax expense	$92,124	$57,743	$29,582

A reconciliation of income tax expense from operations to the federal statutory rate for the years ended December 31, 2021, 2020 and 2019 were as follows (in thousands):

	2021	2020	2019
Income taxes computed at federal statutory rate(1)	$154,182	$84,411	$(19,051)
State income taxes – net of federal benefit(1)	15,261	3,741	(4,728)
Other differences:
State and local taxes on pass-through entities	5,004	2,965	937
Income taxes computed at the effective federal and state statutory rate for pass-through entities not subject to tax for the Company (2)	(81,013)	(53,147)	(22,089)
Tax benefit from of transfer assets(3)	—	—	(14,170)
Increase in valuation allowance due to transfer of assets(3)	—	—	26,350
(Decrease) increase in valuation allowance(4)	(2,234)	19,058	59,552
Impact of other state tax rate changes	1,927	(915)	1,653
Other	(1,003)	1,630	1,128
Income tax expense	$92,124	$57,743	$29,582

(1)	Federal and state income tax for 2021 and 2019 includes $0.7 million of income tax expense and $2.5 million of income tax benefit, respectively, relating to the revaluation in the Tax Receivable Agreement liability due to fluctuations in state income tax rates. The amount related to 2020 was insignificant.
(2)	The related income is taxable to the non-controlling interest.
(3)	These amounts represent the net income tax expense of $12.2 million (composed of an increase in the valuation allowance against the Company’s overall deferred tax assets of $26.4 million, offset by the income tax benefit associated with the transferred assets of $14.2 million) related to the transfer of certain assets, including the Good Sam Club and co-branded credit cards as discussed below.
(4)	As a result of CWH’s ownership of CWGS increasing above 50% during the first quarter of 2021, the amount for the year ended December 31, 2021 included a decrease in the valuation allowance of Camping World Inc. (“CW”) in certain state deferred tax assets of $15.2 million. Additionally, for the year ended December 31, 2021, this amount was partially offset by $13.0 million of increases to the valuation allowance primarily resulting from losses of CW for which no benefit is recognized for the U.S. federal and non-unitary states.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and operating loss and tax credit carryforwards. Significant items comprising the net deferred tax assets at December 31, 2021 and 2020 were (in thousands):

	2021	2020
Deferred tax liabilities
Operating lease assets	$(63,143)	$(67,400)
Other	(3,456)	(4,623)
	(66,599)	(72,023)
Deferred tax assets
Investment impairment	20,619	22,169
Investment in partnership ("Outside Basis Deferred Tax Asset")(1)	271,513	241,805
Tax Receivable Agreement liability	46,328	36,486
Net operating loss carryforward	137,377	124,117
Operating lease liabilities	73,476	79,639
Other reserves	28,695	29,461
	578,008	533,677
Valuation allowance	(312,088)	(295,946)
Net deferred tax assets	$199,321	$165,708

(1)	This amount is the deferred tax asset the Company recognizes for its book to tax basis difference in its investment in CWGS, LLC.

At December 31, 2021, certain subsidiaries of CWH had federal and state net operating loss carryforwards of approximately $532.8 million and $450.7 million, respectively, which will be able to offset future taxable income. If not used, $55.5 million of federal and $450.7 million of state net operating losses will expire between 2022 and 2040, and $477.3 million will be carried forward indefinitely.

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

As further described in Note 1 — Summary of Significant Accounting Policies — COVID-19, in response to the COVID-19 pandemic, many governments have enacted or are contemplating measures to provide aid and economic stimulus. These measures may include deferring the due dates of income tax and payroll tax payments or other changes to their income and non-income-based tax laws. The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020 in the U.S., includes measures to assist companies, including temporary changes to income and non-income-based tax laws. For the years ended December 31, 2021 and 2020, there were no material impacts to the Company’s consolidated financial statements as it relates to COVID-19 measures other than the deferral of non-income-based payroll taxes under the CARES Act of $29.2 million for the year ended December 31, 2020 of which $14.6 million was paid during the year ended December 31, 2021 and $14.6 million was included in accrued liabilities in the accompanying consolidated balance sheet at December 31, 2021.

At December 31, 2021, the Company determined that all of its deferred tax assets (except those of CW and the Outside Basis Deferred Tax Asset discussed below) are more likely than not to be realized. The valuation allowance for CW decreased by $3.9 million in the year ended December 31, 2021, compared to an increase of $19.7 million in the year ended December 31, 2020, primarily as a result of release of valuation allowance at CW, which is now available to offset state combined income in certain unitary states due to the Company’s increased ownership in CWGS, LLC. The valuation allowance release is attributable to the change in the entities within state combined filing groups due to unitary relationships, which provide additional taxable income sources to utilize CW’s deferred tax assets. CWH’s increased ownership in CWGS, LLC and other qualitative unity factors impacted the unitary relationships. Since it was determined that CW would not have sufficient taxable income in the current or carryforward periods under the tax law to realize the future tax benefits of its deferred tax assets, it continues to maintain a valuation allowance for the U.S. federal and non-unitary state jurisdictions. The Company maintains a partial valuation allowance against the Outside Basis Deferred Tax Asset pertaining to the portion that is not amortizable for tax purposes, since the Company would likely only realize the non-amortizable portion of the Outside Basis Deferred Tax Asset if the investment in CWGS, LLC was divested. The partial valuation allowance for the Outside Basis Deferred Tax Asset increased by $20.0 million in the year ended December 31, 2021, compared to an increase of $9.8 million in the year ended December 31, 2020. The increase in the year ended December 31, 2020 was primarily the result of increased ownership, net of a reduction in enacted state income tax rates. The Company and its subsidiaries file U.S. federal income tax returns and tax returns in various states. The Company is not under any material audits in any jurisdiction. With few exceptions, the Company is no longer subject to U.S. federal, state, and local income tax examinations by tax authorities for years before 2018.

As of December 31, 2021 and 2020, the balance of the Company’s uncertain tax positions was $2.9 million and $2.7 million, respectively. The Company does not expect the total amount of unrecognized tax benefits to significantly change in the next 12 months.

The Company is party to a tax receivable agreement (the “Tax Receivable Agreement”) that provides for the payment by the Company to the Continuing Equity Owners and Crestview Partners II GP, L.P. of 85% of the amount of tax benefits, if any, the Company actually realizes, or in some circumstances is deemed to realize, as a result of (i) increases in the tax basis from the purchase of common units from Crestview Partners II GP, L.P. in exchange for Class A common stock in connection with the consummation of the IPO and the related transactions and any future redemptions that are funded by the Company and any future redemptions or exchanges of common units by Continuing Equity Owners as described above and (ii) certain other tax benefits attributable to payments made under the Tax Receivable Agreement. The above payments are predicated on CWGS, LLC making an election under Section 754 of the Internal Revenue Code effective for each tax year in which a redemption or exchange (including a deemed exchange) of common units for cash or stock occur. These tax benefit payments are not conditioned upon one or more of the Continuing Equity Owners or Crestview Partners II GP, L.P. maintaining a continued ownership interest in CWGS, LLC. In general, the Continuing Equity Owners’ or Crestview Partners II GP, L.P.’s rights under the Tax Receivable Agreement are assignable, including to transferees of its common units in CWGS, LLC (other than the Company as transferee pursuant to a redemption or exchange of common units in CWGS, LLC). The Company expects to benefit from the remaining 15% of the tax benefits, if any, which may be realized. During the twelve months ended December 31, 2021 and 2020, 4,722,251 and 4,852,497 common units in CWGS, LLC, respectively, were exchanged for Class A common stock subject to the provisions of the Tax Receivable Agreement. The Company recognized a liability for the Tax Receivable Agreement payments due to those parties that redeemed common units, representing 85% of the aggregate tax benefits the Company expects to realize from the tax basis increases related to the exchange, after concluding it was probable that the Tax Receivable Agreement payments would be paid based on estimates of future taxable income. As of December 31, 2021, and December 31, 2020, the amount of Tax Receivable Agreement payments due under the Tax Receivable Agreement was $182.4 million and $145.9 million, respectively, of which $11.3 million and $8.1 million, respectively, were included in current portion of the Tax Receivable Agreement liability in the accompanying consolidated balance sheets.

From January 1, 2021 to December 31, 2021, Crestview Partners II GP, L.P. has redeemed 4.0 million common units in CWGS, LLC for 4.0 million shares of the Company’s Class A common stock as a result of transactions pursuant to a trading plan. Also from January 1, 2021 and December 31, 2021, CWGS Holding, LLC, a wholly owned subsidiary of ML Acquisition Company, LLC, which is indirectly owned by each of Stephen Adams, a member of Camping World’s board of directors, and Marcus Lemonis, the Company’s Chairman and Chief Executive Officer, exchanged 540,699 common units in CWGS, LLC for 540,699 shares of the Company’s Class A common stock. Payments pursuant to the Tax Receivable Agreement relating to these redemptions would begin during the year ended December 31, 2022.

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

The following table presents the reported carrying value and fair value information for the Company’s debt instruments. The fair values shown below for the Term Loan Facility, as applicable, are based on quoted prices in the inactive market for identical assets (Level 2) and the fair values shown below for the Floor Plan Facility Revolving Line of Credit, the Real Estate Facilities and the Other Long-Term Debt are estimated by discounting the future contractual cash flows at the current market interest rate that is available based on similar financial instruments.

	Fair Value	December 31, 2021		December 31, 2020
($ in thousands)	Measurement	Carrying Value	Fair Value	Carrying Value	Fair Value
Term Loan Facility	Level 2	$1,367,277	$1,382,372	$1,130,356	$1,132,979
Floor Plan Facility Revolving Line of Credit	Level 2	20,885	20,885	20,885	20,791
Real Estate Facilities	Level 2	22,896	22,981	4,493	4,600
Other Long-Term Debt	Level 2	3,400	3,400	-	-

13. Commitments and Contingencies

Sponsorship and Other Agreements

The Company enters into sponsorship agreements from time to time. Current sponsorship agreements run through 2024. The agreements consist of annual fees payable in aggregate of $18.2 million in 2022, $5.8 million in 2023, $4.7 million in 2024, $0.3 million in 2025, $0.3 million in 2026 and $0.8 million thereafter, which are recognized to expense over the expected benefit period.

The Company enters into subscription agreements from time to time. Currently there are sixteen subscription agreements for future software services consisting of annual fees payable as follows: $7.0 million in 2022, $3.1 million in 2023, $0.8 million in 2024, $0.8 million in 2025 and $0.8 million in 2026. Expense is recognized ratably over the term of the agreement.

Self-Insurance Program

Self-insurance reserves represent amounts established as a result of insurance programs under which the Company self-insures portions of the business risks. The Company carries substantial premium-paid, traditional risk transfer insurance for various business risks. The Company self-insures and establishes reserves for the retention on workers’ compensation insurance, general liability, automobile liability, and employee health claims. The self-insured claims liability was approximately $22.3 million and $19.6 million at December 31, 2021 and 2020, respectively. The determination of such claims and expenses and the appropriateness of the related liability are continually reviewed and updated. The self-insurance accruals are calculated by actuaries and are based on claims filed and include estimates for claims incurred but not yet reported. Projections of future losses, including incurred but not reported losses, are inherently uncertain because of the random nature of insurance claims and could be substantially affected if occurrences and claims differ significantly from these assumptions and historical trends. In addition, the Company has obtained letters of credit as required by insurance carriers. As of December 31, 2021 and 2020, these letters of credit were approximately $16.4 million and $17.7 million, respectively. This includes $11.5 million and $11.7 million as of December 31, 2021 and 2020, respectively, issued under the Floor Plan Facility (see Note 4 — Inventories and Floor Plan Payables), and the balance issued under the Company’s Senior Secured Credit Facilities (see Note 9 — Long-Term Debt).

Litigation

On October 19, 2018, a purported stockholder of the Company filed a putative class action lawsuit, captioned Ronge v. Camping World Holdings, Inc. et al., in the United States District Court for the Northern District of Illinois against the Company, certain of its officers and directors, and Crestview Partners II GP, L.P. and Crestview Advisors, L.L.C. (the “Ronge Complaint”). On October 25, 2018, a different purported stockholder of the Company filed a putative class action lawsuit, captioned Strougo v. Camping World Holdings, Inc. et al., in the United States District Court for the Northern District of Illinois against the Company, certain of its officers and directors, and Crestview Partners II GP, L.P. and Crestview Advisors, L.L.C. (the “Strougo Complaint”). The Ronge and Strougo Complaints were consolidated and lead plaintiffs (the “Ronge Lead Plaintiffs”) appointed by the court. On February 27, 2019, the Ronge lead plaintiffs filed a consolidated complaint against the Company, certain of its officers, directors, Crestview Partners II GP, L.P. and Crestview Advisors, L.L.C., and the underwriters of the May and October 2017 secondary offerings of the Company’s Class A common stock (the “Consolidated Complaint”). On March 13, 2020 Ronge Lead Plaintiffs filed an unopposed motion for preliminary approval of class action settlement, which the Court granted on April 7, 2020. On August 5, 2020, the Court granted final approval of the class action settlement and the case was dismissed with prejudice. The deadline to appeal the settlement has passed and the settlement and this pending litigation is now final.

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

On April 17, 2019, a shareholder derivative suit styled Lincolnshire Police Pension Fund v. Camping World Holdings, Inc., et al., was filed in the Court of Chancery of the State of Delaware, alleging breaches of fiduciary duty for alleged failure to implement effective disclosure controls and internal controls over financial reporting and to properly oversee certain acquisitions and for alleged insider trading and unjust enrichment for compensation received during that time (the “LPPF Complaint”). The LPPF Complaint names the Company as nominal defendant, and names certain of the Company’s officers and directors, among others, as defendants and seeks compensatory damages, extraordinary equitable and/or injunctive relief, restitution and disgorgement, attorneys’ fees and costs, and any other and further relief the court deems just and proper. On May 30, 2019, the Court granted the parties’ joint motion to consolidate the Hunnewell and LPPF Complaints

(as well as any future filed actions relating to the subject matter) and stay the newly consolidated action pending the resolution of defendants’ motion to dismiss in the Ronge action. Following the Ronge court’s approval of settlement and entry of a final judgment and order dismissing the Ronge action with prejudice, on August 31, 2020, the parties filed a stipulation and proposed order designating the LPPF Complaint as the operative complaint in the consolidated action, and setting forth a schedule for defendants to respond to that Complaint, which the Court granted. On October 30, 2020, the Company, along with the other defendants, moved to dismiss this action. On December 30, 2020, the Court granted the parties’ stipulated schedule for Plaintiffs to file an amended complaint. On January 7, 2021, Plaintiffs filed an Amended Complaint, alleging substantially same claims and seeking the same relief. On March 8, 2021, the Company, along with the other defendants, moved to dismiss the Amended Complaint.  Plaintiffs filed their opposition to Defendants’ motion to dismiss on June 4, 2021. Defendants filed their reply in further support of their motion to dismiss on July 23, 2021. On January 31, 2022, the Court granted in full Defendants’ motion to dismiss the Amended Complaint with prejudice. On February 14, 2022, Plaintiffs filed a notice of appeal, appealing the Court’s order dismissing the Amended Complaint. Plaintiffs’ opening brief is due March 31, 2022. Defendants’ opposition is due May 2, 2022. Plaintiffs’ reply in support is due May 17, 2022.

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

On June 22, 2021, FreedomRoads filed a one-count complaint captioned FreedomRoads Holding Company, LLC v. Steve Weissmann in the Circuit Court of Cook County, Illinois against Steve Weissmann (“Weissmann”) for breach of contractual obligation under note guarantee (the “Note”). On October 8, 2021, Weissmann brought a counterclaim against FreedomRoads and Third-Party Defendants Marcus Lemonis, NBCUniversal Media, LLC, the Consumer National Broadcasting Company, CWH, and Machete Productions (the “Weissmann Counterclaim”), in which he alleges claims in connection with the Note and his appearance on the reality television show The Profit. Weissmann alleges the following causes of action against FreedomRoads and all third-party defendants, including CWH: (i) fraud; (ii) fraud in the inducement; (iii) fraudulent concealment; (iv) breach of fiduciary duty; (v) defamation; (vi) defamation per se; (vii) false light; (viii) intentional infliction of emotional distress; (ix) negligence; (v) unjust enrichment; and (vi) RICO § 1962. Weissmann seeks costs and damages in an amount to be proven at trial but no less than the amount in the Note (approximately $2.5 million); in connection with his RICO claim, Weissmann asserts he is entitled to damages in the amount of three times the Note. On October 19, 2021, the Court held a status hearing and ordered that FreedomRoads is not required to respond to the counterclaims until further notice of the Court, and set a status hearing for November 17, 2021. On November 17, 2021, the court set another status hearing for January 19, 2022 to discuss next steps and a schedule for responses to the Weissmann Counterclaim.  On January 19, 2022 the court ordered the parties to file any Motion(s) to Compel Arbitration to be filed on or before February 18, 2022 and the corresponding briefing schedule and set a status hearing for April 14, 2022. On

February 18, 2022, NBCUniversal, CNBC, and Machete filed a motion to compel arbitration (the “NBC Arbitration Motion”). FreedomRoads, Marcus Lemonis, and Camping World, Inc. filed a joinder to the NBC Arbitration Motion.

On November 10, 2021, Tumbleweed Tiny House Company, Inc. filed a complaint regarding FreedomRoads, Marcus Lemonis, NBCUniversal Media, LLC, CWH, and Machete Productions in which Tumbleweed alleges claims in connection with the Note and its appearance on the reality television show The Profit. Tumbleweed alleges the following claims against the defendants, including FreedomRoads and CWH: (i) fraud; (ii) false promise; (iii) breach of fiduciary duty (and aiding and abetting the same); (iv) breach of contract; (v) breach of oral contract; (vi) tortious interference with prospective economic advantage; (vii) fraud in the inducement; (viii) negligent misrepresentation; (ix) fraudulent concealment; (x) conspiracy; (xi) unlawful business practices; (xii) defamation; and (xiii) declaratory judgment. On January 14, 2022, NBCUniversal filed a motion to compel arbitration (the “Arbitration Motion”). FreedomRoads, CWH, and Marcus Lemonis filed a joinder to the Arbitration Motion. Machete also filed a joinder to the Arbitration Motion.

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

On January 18, 2021, the parties entered into a preliminary agreement to settle the Amended Woodings Class Action and the Woodings PAGA Complaint subject to the terms of a long-form settlement agreement to be executed by the parties and approval by the courts. On July 26, 2021, the parties executed the long-form settlement agreement and filed a motion seeking preliminary approval of the settlement from the court. On September 3, 2021, the court granted Plaintiff’s Motion for Preliminary Approval. On December 13, 2021, the court granted Plaintiffs’ Unopposed Motion For Final Approval Of Class Action Settlement, Attorneys’ Fees and Costs and Class Representative Service Award. On December 29, 2021, the court entered the Final Order and Judgment Granting Plaintiffs’ Unopposed Motion For Final Approval Of Class Action Settlement and PAGA Settlement.  On January 28, 2022 the Final Approval Order became final and binding resulting in the Settlement Amount becoming due to the class administrator on or before March 11, 2022. As of December 31, 2021, the Company had a reserve totaling $4.0 million for estimated losses related to this matter, which is consistent with the preliminary settlement amount. The Company expects to pay the Settlement Amount by March 11, 2022.

No assurance can be made that these or similar suits will not result in a material financial exposure in excess of insurance coverage, which could have a material adverse effect upon the Company’s financial condition and results of operations.

From time to time, the Company is involved in other litigation arising in the normal course of business operations.

Employment Agreements

The Company has employment agreements with certain officers. The agreements include, among other things, an annual bonus based on adjusted earnings before interest, taxes, depreciation and amortization, and up to one year’ s severance pay beyond termination date.

Financial Assurances

In the normal course of business, the Company obtains standby letters of credit and surety bonds from financial institutions and other third parties. These instruments guarantee the Company’s own future performance and provide third parties with financial and performance assurance in the event that the Company does not perform. These instruments support a wide variety of the Company’s business activities. As of December 31, 2021 and December 31, 2020, outstanding standby letters of credit issued through our Floor Plan Facility were $11.5 million and $11.7 million, respectively, and outstanding standby letters of credit issued through the New Senior Secured Credit Facilities were $4.9 million and $5.9 million, respectively (see Note 4 — Inventories and Floor Plan Payables and Note 9 — Long-Term Debt). As of December 31, 2021 and December 31, 2020, outstanding surety bonds were $19.1 million and $16.1 million, respectively. The underlying liabilities insured by these instruments are reflected on the Company’s accompanying consolidated balance sheets, where applicable. Therefore, no additional liability is reflected for the letters of credit and surety bonds themselves.

14. Related Party Transactions

Transactions with Directors, Equity Holders and Executive Officers

FR leases various retail locations from managers and officers. During 2021, 2020 and 2019, the related party lease expense for these locations was $2.2 million, $2.0 million and $2.2 million, respectively.

In January 2012, FR entered into a lease (the “Original Lease”) for the offices in Lincolnshire, Illinois, which was amended as of March 2013 (the “First Amendment”). The Original Lease base rent was $29,000 per month that was amended to $31,500 per month in March 2013 by virtue of the First Amendment and is subject to annual increases. As of November 1, 2019, by way of the Second Amendment to the Office Lease, (together with the Original Lease and the First Amendment, collectively, the “Office Lease”), the Company began leasing additional space for an additional monthly base rent of $5,200. For the years ended December 31, 2021, 2020, and 2019, rental payments for the Lincolnshire Lease, including common area maintenance charges, were $0.8 million, $0.9 million, and $0.8 million, respectively. The Company’s Chairman and Chief Executive Officer has personally guaranteed the Office Lease.

As of December 31, 2021 and 2020, the Company had an expense reimbursement payable to Mr. Lemonis of $0.1 million and $0.2 million, respectively, relating primarily to advertising expenses for the Company that were processed through Mr. Lemonis’ social media accounts.

Other Transactions

The Company does business with certain companies in which Mr. Lemonis has a direct or indirect material interest. The Company purchased fixtures for interior store sets at the Company’s retail locations from Precise Graphix. Mr. Lemonis has had a 67% economic interest in Precise Graphix, which is currently in dispute. The Company is not a party to the dispute. The Company received refunds from Precise Graphix totaling $0.2 million in 2021 and incurred expenses of $0.3 million and $1.4 million for the years ended December 31, 2020 and 2019, respectively.

The Company does business with certain companies in which Stephen Adams, a member of the Company’s board of directors, has a direct or indirect material interest. The Company from time to time purchases advertising services from Adams Radio of Fort Wayne LLC (“Adams Radio”), in which Mr. Adams has an indirect 90% interest. The Company paid Adams Radio $0 million, $0 million, and $0.2 million for the years ended December 31, 2021, 2020 and 2019, respectively.

The Company paid Kaplan, Strangis and Kaplan, P.A., of which Andris A. Baltins is a member, and a member of the Company’s board of directors, $0.3 million, $0.2 million and $0.3 million for the years ended December 31, 2021, 2020 and 2019, respectively, for legal services.

15. Acquisitions

In 2021 and 2020, subsidiaries of the Company acquired the assets of multiple RV dealerships that constituted businesses under accounting rules. The Company used cash to complete these acquisitions. The Company considers acquisitions of independent dealerships to be a fast and capital efficient alternative to opening new retail locations to expand its business and grow its customer base. Additionally, in October 2020, the RV and Outdoor Retail segment acquired the assets of an RV furniture distributor. The Company expects to benefit from synergies from this RV furniture distributor acquisition with its private label RV offerings, installation services, and retail offerings. The acquired businesses were recorded at their estimated fair values under the acquisition method of accounting. The balance of the purchase prices in excess of the fair values of net assets acquired were recorded as goodwill.

In 2021, the RV and Outdoor Retail segment acquired the assets of various RV dealerships comprised of 12 locations for an aggregate purchase price of approximately $100.1 million. The purchases were partially funded through $19.5 million of borrowings under the Floor Plan Facility revolving line of credit. All of these acquired locations were opened in 2021.

In 2020, the RV and Outdoor Retail segment acquired the assets of various RV dealerships comprised of nine locations for an aggregate purchase price of approximately $37.9 million plus real property of $53.1 million. The purchases were partially funded through $10.3 million of borrowings under the Floor Plan Facility revolving line of credit. Three of these acquired locations were opened in 2021. Additionally, in October 2020, the RV and Outdoor Retail segment acquired the assets of an RV furniture distributor for $9.7 million in cash.

In 2021 and 2020, the Company purchased real property of $129.2 million and $53.1 million, respectively, of which $31.4 million and $34.1 million, respectively, was from parties related to the sellers of the businesses.

The estimated fair values of the assets acquired and liabilities assumed for the acquisitions of dealerships and the RV furniture distributor consist of the following:

	Year Ended December 31,
($ in thousands)	2021	2020
Tangible assets (liabilities) acquired (assumed):
Accounts receivable, net	$601	$3,094
Inventories, net	27,746	17,211
Prepaid expenses and other assets	125	643
Property and equipment, net	1,348	1,077
Operating lease assets	1,222	1,859
Finance lease asset	—	2,373
Accounts payable	—	(1,628)
Accrued liabilities	(214)	(2,839)
Operating lease liabilities - current	(195)	(212)
Operating lease liabilities - noncurrent	(1,027)	(1,647)
Finance lease liabilities - current	—	(179)
Finance lease liabilities - noncurrent	—	(2,194)
Total tangible net assets acquired	29,606	17,558
Intangible assets acquired:
Trademarks and trade names	—	725
Supplier and customer relationships	—	3,107
Total intangible assets acquired	—	3,832
Goodwill	70,511	26,182
Cash paid for acquisitions, net of cash acquired	100,117	47,572
Inventory purchases financed via floor plan	(19,537)	(10,350)
Cash payment net of floor plan financing	$80,580	$37,222

The fair values above are preliminary relating to the year ended December 31, 2021 as they are subject to measurement period adjustments for up to one year from the date of acquisition as new information is obtained about facts and circumstances that existed as of the acquisition date relating to the valuation of the acquired assets, primarily the acquired inventories. For the years ended December 31, 2021 and December 31, 2020, the fair values above include measurement period adjustments for valuation of acquired inventories and goodwill relating to RV and Outdoor Retail acquisitions during the years ended December 31, 2020 and December 31, 2019, respectively. The primary items that generated the goodwill are the value of the expected synergies between the acquired businesses and the Company and the acquired assembled workforce, neither of which qualify for recognition as a separately identified intangible asset. For the years ended December 31, 2021 and 2020, acquired goodwill of $70.5 million and $26.2 million is expected to be deductible for tax purposes. Included in the years ended December 31, 2021 and 2020 consolidated financial results were $145.0 million and $10.1 million of revenue, respectively, and $13.0 million of pre-tax income and $0.5 million of pre-tax loss, respectively, of the acquired dealerships from the applicable acquisition dates. Pro forma information on these acquisitions has not been included, because the Company has deemed them to not be individually or cumulatively material.

16. Statements of Cash Flows

Supplemental disclosures of cash flow information for the following periods (in thousands):

	Year Ended
	December 31,	December 31,	December 31,
	2021	2020	2019
Cash paid during the period for:
Interest	$58,424	$72,458	$105,776
Income taxes	99,557	52,938	5,900
Non-cash investing activities:
Leasehold improvements paid by lessor	—	37	21,749
Vehicles transferred to property and equipment from inventory	931	70	827
Capital expenditures in accounts payable and accrued liabilities	9,726	3,738	3,158
Non-cash financing activities:
Par value of Class A common stock issued in exchange for common units in CWGS, LLC	47	48	—
Par value of Class A common stock issued for vested restricted stock units	—	3	4
Par value of Class A common stock repurchased for withholding taxes on vested RSUs	—	—	(1)
Cost of treasury stock issued for vested restricted stock units	34,756	8,556	—
Cost of treasury stock issued for stock award to employee	19,586	—	—

17. Benefit Plan

The Freedom Roads 401(k) Defined Contribution Plan (“FreedomRewards 401(k) Plan”) is qualified under Sections 401(a) and 401(k) of the Internal Revenue Service Code of 1986, as amended. Effective January 1, 2012, the GSE 401(k) Plan was merged with the FreedomRewards 401(k) Plan. Effective January 1, 2007, Camping World elected to begin participating in the FreedomRewards 401(k) Plan. All employees over age 18, including the executive officers, are eligible to participate in the Freedom Rewards 401(k) Plan. Any favorable vesting was grandfathered for any affected participants pursuant to FreedomRewards 401(k) Plan Amendment No. 3 signed December 15, 2011, and effective January 1, 2012. Non-highly compensated employees may defer up to 75% of their eligible compensation up to the Internal Revenue Service limits. Highly compensated employees may defer up to 15% of their eligible compensation up to the Internal Revenue Service limits. There were no contributions by the Company to the Company’s 401(k) Plan in 2021, 2020 or 2019.

18. Stockholders’ Equity

CWGS, LLC Ownership

CWH is the sole managing member of CWGS, LLC and, although CWH had a minority economic interest in CWGS, LLC through March 11, 2021 before obtaining a majority economic interest in CWGS, LLC, CWH has the sole voting power in, and controls the management of, CWGS, LLC (See Note 19 – Non-Controlling Interests for further information about the ownership of CWGS, LLC). The remaining interest in CWGS, LLC, was held by the “Continuing Equity Owners,” whom the Company defines as collectively, ML Acquisition Company, a Delaware limited liability company, indirectly owned by each of Stephen Adams and the Company’s Chairman and Chief Executive Officer, Marcus Lemonis ("ML Acquisition”), funds controlled by Crestview Partners II GP, L.P. and, collectively, the Company’s named executive officers (excluding Marcus Lemonis and Matthew Wagner), Andris A. Baltins and K. Dillon Schickli, who are members of the Company’s board of directors, and certain other current and former non-executive employees and former directors, in each case, who held profits units in CWGS, LLC pursuant to CWGS, LLC’s equity incentive plan that was in existence prior to the Company’s IPO and who received common units of CWGS, LLC in exchange for their profits units in connection with the reorganization transactions at the time of the IPO (collectively, the “Former Profits Unit Holders”) and each of their permitted transferees that own common units in CWGS, LLC and who may redeem at each of their options their common units for, at the Company’s election (determined solely by the Company’s independent directors (within the meaning of the rules of the New York Stock Exchange) who are disinterested), cash or newly issued shares of the Company’s Class A common stock. Accordingly, the Company consolidated the financial results of CWGS, LLC and reported a non-controlling interest in its consolidated financial statements. In accordance with the CWGS LLC Agreement, CWGS, LLC has made cash distributions to all common unit holders of CWGS, LLC in an amount sufficient for 1) CWH to pay its regular quarterly cash dividend to holders of its Class A common stock and 2) the common unit holders of CWGS, LLC to pay their income tax obligation on their allocated portion of CWGS, LLC income at the highest tax rate for all common unit holders of CWGS, LLC. The payment of these cash distributions by CWGS, LLC to Continuing Equity Owners are recorded as distributions to holders of CWGS, LLC common units in the accompanying Consolidated Statements of Stockholders’ Equity (Deficit) and Consolidated Statements of Cash Flows. The payment of these cash distributions by CWGS, LLC to CWH are within the consolidated group and, therefore, are not included in the distributions to holders of CWGS LLC common units in the accompanying Consolidated Statements of Stockholders’ Equity (Deficit) and Consolidated Statements of Cash Flows.

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

Stock Repurchase Program

In October 2020, the Company’s Board of Directors authorized a stock repurchase program for the repurchase of up to $100.0 million of the Company’s Class A common stock, expiring on October 31, 2022. In August 2021, the Company’s Board of Directors authorized an increase to the stock repurchase program for the repurchase of up to an additional $125.0 million of the Company’s Class A common stock and extended the stock repurchase program to expire on August 31, 2023. In January, 2022, the Company’s Board of Directors authorized an increase of the stock repurchase program to allow for the repurchase of an additional

$152.7 million of the Company’s Class A common stock and extended the stock repurchase program to expire on December 31, 2025. Repurchases under the program are subject to any applicable limitations on the availability of funds to be distributed to the Company by CWGS, LLC to fund repurchases and may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases to be determined at the Company’s discretion, depending on market conditions and corporate needs. Open market repurchases will be structured to occur in accordance with applicable federal securities laws, including within the pricing and volume requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The Company may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of its shares under this authorization. This program does not obligate the Company to acquire any particular amount of Class A common stock and the program may be extended, modified, suspended or discontinued at any time at the Board’s discretion. The Company expects to fund the repurchases using cash on hand.

During the years ended December 31, 2021 and 2020, the Company repurchased 3,988,881 and 811,223 shares of Class A common stock, respectively, under this program for approximately $156.3 million and $21.5 million, respectively, including commissions paid, at a weighted average price per share of $39.17 and $26.53, respectively, which is recorded as treasury stock on the accompanying consolidated balance sheets. Class A common stock held as treasury stock is not considered outstanding. During the years ended December 31, 2021 and 2020, the Company reissued 1,171,197 and 238,776 shares of Class A common stock, respectively, from treasury stock to settle the exercises of stock options, vesting of restricted stock units, and settlement of other equity-based awards under the Company’s 2016 Incentive Award Plan (the “2016 Plan”) (see Note 20 — Equity-Based Compensation Plans). As of December 31, 2021, the remaining approved amount for repurchases of Class A common stock under the share repurchase program was approximately $47.2 million.

19. Non-Controlling Interests

As described in Note 18 — Stockholders’ Equity, CWH is the sole managing member of CWGS, LLC and, as a result, consolidates the financial results of CWGS, LLC. The Company reports a non-controlling interest representing the common units of CWGS, LLC held by Continuing Equity Owners. Changes in CWH’s ownership interest in CWGS, LLC while CWH retains its controlling interest in CWGS, LLC will be accounted for as equity transactions. As such, future redemptions or direct exchanges of common units of CWGS, LLC by the Continuing Equity Owners will result in a change in ownership and reduce or increase the amount recorded as non-controlling interest and increase or decrease additional paid-in capital when CWGS, LLC has positive or negative net assets, respectively. At December 31, 2020, CWGS, LLC had negative net assets, which resulted in negative non-controlling interest amounts on the accompanying consolidated balance sheets. At the end of each period, the Company will record a non-controlling interest adjustment to additional paid-in capital such that the non-controlling interest on the accompanying consolidated balance sheet is equal to the non-controlling interest’s ownership share of the underlying CWGS, LLC net assets (see the consolidated statement of stockholders’ equity (deficit)).

The following table summarizes the CWGS, LLC common unit ownership by CWH and the Continuing Equity Owners:

	As of December 31, 2021		As of December 31, 2020
	Common Units	Ownership %	Common Units	Ownership %
CWH	44,130,956	51.2%	42,226,389	47.4%
Continuing Equity Owners	42,094,536	48.8%	46,816,787	52.6%
Total	86,225,492	100.0%	89,043,176	100.0%

During the year ended December 31, 2021, CWGS Holding, LLC, a wholly owned subsidiary of ML Acquisition Company, LLC, which is indirectly owned by each of Stephen Adams, a member of Camping World’s board of directors, and Marcus Lemonis, the Company’s Chairman and Chief Executive Officer gifted 540,699 common units of CWGS, LLC in total to a high school, university, and a charitable organization (“Common Unit Giftees”), which resulted in the corresponding 540,699 shares of Class B common stock being transferred to the Common Unit Giftees. On the day following each of the gifts, the Common Unit Giftees redeemed the 540,699 common units of CWGS, LLC in exchange for 540,699 shares of the Company’s Class

A common stock, which also resulted in the cancellation of 540,699 shares of the Company’s Class B common stock that had been transferred to the Common Unit Giftees with no additional consideration provided.

During the years ended December 31, 2021 and 2020, the funds controlled by Crestview Partners II GP, L.P. redeemed 4.0 million and 4.7 million common units of CWGS, LLC, respectively, in exchange for 4.0 million and 4.7 million shares of the Company’s Class A common stock, respectively, which also resulted in the cancellation of 4.0 million and 4.7 million shares of the Company’s Class B common stock, respectively, that was previously held by the funds controlled by Crestview Partners II GP, L.P. with no additional consideration provided.

The following table summarizes the effects of changes in ownership in CWGS, LLC on the Company’s equity:

	Year Ended December 31,
($ in thousands)	2021	2020	2019
Net income (loss) attributable to Camping World Holdings, Inc.	$278,461	$122,345	$(60,591)
Transfers to non-controlling interests:
Decrease in additional paid-in capital as a result of the purchase of common units from CWGS, LLC with proceeds from the exercise of stock options	(2,017)	(2,602)	—
(Decrease) increase in additional paid-in capital as a result of the vesting of restricted stock units	(28,493)	(6,398)	736
Decrease in additional paid-in capital as a result of repurchases of Class A common stock for withholding taxes on vested RSUs	(989)	(1,910)	(1,477)
Decrease in additional paid-in capital as a result of the stock award to employee	(15,551)	—	—
Decrease in additional paid-in capital as a result of repurchases of Class A common stock for withholding taxes on stock award to employee	(160)	—	—
Increase in additional paid-in capital as a result of repurchases of Class A common stock for treasury stock	74,487	11,616	—
Increase (decrease) in additional paid-in capital as a result of the redemption of common units of CWGS, LLC	15,685	25,565	(478)
Change from net income (loss) attributable to Camping World Holdings, Inc. and transfers to non-controlling interests	$321,423	$148,616	$(61,810)

20. Equity-Based Compensation Plans

The following table summarizes the equity-based compensation that has been included in the following line items within the consolidated statements of operations during:

	Year Ended December 31,
($ in thousands)	2021	2020	2019
Equity-based compensation expense:
Costs applicable to revenue	$762	$903	$847
Selling, general, and administrative	47,174	19,758	12,298
Total equity-based compensation expense	$47,936	$20,661	$13,145
Total income tax benefit recognized related to equity-based compensation	$5,982	$2,176	$1,275

2016 Incentive Award Plan

In October 2016, the Company adopted the 2016 Plan under which the Company may grant up to 14,693,518 stock options, restricted stock units, and other types of equity-based awards to employees, consultants or non-employee directors of the Company. The Company does not intend to use cash to settle any of its equity-based awards. Upon the exercise of a stock option award, the vesting of a restricted stock unit or the award of common stock or restricted stock, shares of Class A common stock are issued from authorized but unissued shares or from shares held in treasury. Stock options and restricted stock units granted to employees generally vest in equal annual installments over a three to five-year period and are canceled upon termination of employment. Stock options are granted with an exercise price equal to the fair market value of the Company’s Class A common stock on the date of grant. Stock option grants expire after ten years unless canceled earlier due to termination of employment. Restricted stock units granted to non-employee directors vest in equal annual installments over a one-year or three-year period subject to voluntary deferral elections made prior to the grant.

The Company did not grant any stock options during the years ended December 31, 2021, 2020 and 2019. A summary of stock option activity for the year ended December 31, 2021 is as follows:

				Weighted Average
			Aggregate	Remaining
	Stock Options	Weighted Average	Intrinsic Value	Contractual Life
	(in thousands)	Exercise Price	(in thousands)	(years)
Outstanding at December 31, 2020	470	$21.90
Exercised	(188)	$21.87
Forfeited	(10)	$22.00
Outstanding at December 31, 2021	272	$21.93	$5,016	4.6
Options exercisable at December 31, 2021	272	$21.93	$5,016	4.6

At December 31, 2021, all stock options were fully vested. There were no exercises of stock options during the year ended December 31, 2019. The intrinsic value of stock options exercised was $3.5 million and $2.3 million for the years ended December 31, 2021 and 2020, respectively. The actual tax benefit for the tax deductions from the exercise of stock options was $0.6 million and $0.3 million for the years ended December 31, 2021 and 2020, respectively.

A summary of restricted stock unit activity for the year ended December 31, 2021 is as follows:

	Restricted	Weighted Average
	Stock Units	Grant Date
	(in thousands)	Fair Value
Outstanding at December 31, 2020	3,392	$28.87
Granted	2,052	$35.31
Vested	(972)	$27.53
Forfeited	(295)	$32.32
Outstanding at December 31, 2021	4,177	$32.54

The weighted-average grant date fair value of restricted stock units granted during the years ended December 31, 2021, 2020 and 2019 was $35.31, $32.54, and $11.17, respectively. At December 31, 2021, the intrinsic value of unvested restricted stock units was $168.8 million. At December 31, 2021, total unrecognized compensation cost related to unvested restricted stock units was $124.4 million and is expected to be recognized over a weighted-average period of 3.8 years.

The fair value of restricted stock units that vested during the years ended December 31, 2021, 2020 and 2019 was $38.7 million, $16.7 million, and $11.8 million, respectively. The actual tax benefit for the tax deductions from the vesting of restricted stock units was $5.6 million, $2.1 million, and $0.7 million for the years ended December 31, 2021, 2020, and 2019, respectively. A portion of the actual tax benefit for tax deductions from the vesting of restricted stock units relating to the year ended December 31, 2021 was subject to limitations on deductibility of executive compensation. The restricted stock units that vested were typically net share settled such that the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld were based on the value of the restricted stock units on their respective vesting dates as determined by the Company’s closing stock price. Total payments for the employees’ tax obligations to taxing authorities are reflected as a financing activity within the Consolidated Statements of Cash Flows. These net share settlements had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company.

In December 2021, the Board of Directors of the Company awarded Marcus Lemonis, the Company’s Chairman and Chief Executive Officer, an award of 510,986 shares of the Company’s Class A common stock having an aggregate grant-date fair value of $20.0 million or $39.14 per share, which was recognized as equity-based compensation expense during the year ended December 31, 2021. The award was made in consideration of the Company’s strong performance. Mr. Lemonis has not received compensation since the time of the Company’s initial public offering other than Company-provided benefits such as medical and dental insurance. Similar to the vesting of restricted stock units discussed above, this award to Mr. Lemonis was net share settled such that the Company withheld shares with value equivalent to Mr. Lemonis’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld were based on the value of the shares of Class A common stock on the date of the award as determined by the Company’s closing stock price. Total payments for Mr. Lemonis’ tax obligations to taxing authorities are reflected as a financing activity within the Consolidated Statements of Cash Flows. This net share settlement had the effect of a share repurchase by the Company as they reduced the number of shares that would have otherwise been issued as a result of the award and did not represent an expense to the Company. The actual tax benefit for the tax deduction for this award was $2.6 million for the year ended December 31, 2021, which was subject to limitations on deductibility of executive compensation.

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

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

	Year Ended December 31,
(In thousands except per share amounts)	2021	2020	2019
Numerator:
Net income (loss)	$642,075	$344,215	$(120,301)
Less: net income (loss) attributable to non-controlling interests	(363,614)	(221,870)	59,710
Net income (loss) attributable to Camping World Holdings, Inc. — basic	278,461	122,345	(60,591)
Add: reallocation of net income (loss) attributable to non-controlling interests from the assumed dilutive effect of stock options and RSUs	—	1,304	(71)
Add: reallocation of net income attributable to non-controlling interests from the assumed exchange of common units of CWGS, LLC for Class A common stock	266,381	—	—
Net income (loss) attributable to Camping World Holdings, Inc. — diluted	$544,842	$123,649	$(60,662)
Denominator:
Weighted-average shares of Class A common stock outstanding — basic	45,009	39,383	37,310
Dilutive options to purchase Class A common stock	150	79	—
Dilutive restricted stock units	1,165	547	40
Dilutive common units of CWGS, LLC that are convertible into Class A common stock	43,438	—	—
Weighted-average shares of Class A common stock outstanding — diluted	89,762	40,009	37,350

Earnings (loss) per share of Class A common stock — basic	$6.19	$3.11	$(1.62)
Earnings (loss) per share of Class A common stock — diluted	$6.07	$3.09	$(1.62)

Weighted-average anti-dilutive securities excluded from the computation of diluted earnings per share of Class A common stock:
Stock options to purchase Class A common stock	—	361	795
Restricted stock units	6	1,349	1,179
Common units of CWGS, LLC that are convertible into Class A common stock	—	49,916	51,670

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

Reportable segment revenue, segment income, floor plan interest expense, depreciation and amortization, other interest expense, net, total assets, and capital expenditures are as follows:

	Year Ended December 31, 2021
	Good Sam	RV and
	Services	Outdoor	Intersegment
($ in thousands)	and Plans	Retail	Eliminations	Total
Revenue:
Good Sam services and plans	$180,926	$—	$(204)	$180,722
New vehicles	—	3,306,002	(6,548)	3,299,454
Used vehicles	—	1,689,855	(3,638)	1,686,217
Products, service and other	—	1,102,407	(1,465)	1,100,942
Finance and insurance, net	—	613,086	(14,611)	598,475
Good Sam Club	—	47,944	—	47,944
Total consolidated revenue	$180,926	$6,759,294	$(26,466)	$6,913,754

	Year Ended December 31, 2020
	Good Sam	RV and
	Services	Outdoor	Intersegment
($ in thousands)	and Plans	Retail	Eliminations	Total
Revenue:
Good Sam services and plans	$182,758	$—	$(1,781)	$180,977
New vehicles	—	2,829,296	(5,985)	2,823,311
Used vehicles	—	987,389	(2,536)	984,853
Products, service and other	—	950,247	(1,357)	948,890
Finance and insurance, net	—	474,196	(9,935)	464,261
Good Sam Club	—	44,299	—	44,299
Total consolidated revenue	$182,758	$5,285,427	$(21,594)	$5,446,591

	Year Ended December 31, 2019
	Good Sam	RV and
	Services	Outdoor	Intersegment
($ in thousands)	and Plans	Retail	Eliminations	Total
Revenue:
Good Sam services and plans	$181,526	$—	$(1,988)	$179,538
New vehicles	—	2,375,477	(5,156)	2,370,321
Used vehicles	—	860,032	(2,404)	857,628
Products, service and other	—	1,036,439	(1,862)	1,034,577
Finance and insurance, net	—	411,035	(9,733)	401,302
Good Sam Club	—	48,653	—	48,653
Total consolidated revenue	$181,526	$4,731,636	$(21,143)	$4,892,019

	Year Ended December 31,
($ in thousands)	2021	2020	2019
Segment income:(1)
Good Sam Services and Plans	$74,765	$88,288	$83,635
RV and Outdoor Retail	798,846	429,950	(42,609)
Total segment income	873,611	518,238	41,026
Corporate & other	(9,679)	(9,751)	(12,455)
Depreciation and amortization	(66,418)	(51,981)	(59,932)
Other interest expense, net	(46,912)	(54,689)	(69,363)
Tax Receivable Agreement liability adjustment	(2,813)	141	10,005
Loss and expense on debt restructure	(13,468)	—	—
Other expense, net	(122)	—	—
Income (loss) before income taxes	$734,199	$401,958	$(90,719)

(1)	Segment income is defined as income from operations before depreciation and amortization plus floor plan interest expense.

	Year Ended December 31,
($ in thousands)	2021	2020	2019
Depreciation and amortization:
Good Sam Services and Plans	$3,009	$3,474	$4,304
RV and Outdoor Retail	63,409	48,507	55,628
Total depreciation and amortization	$66,418	$51,981	$59,932

	Year Ended December 31,
($ in thousands)	2021	2020	2019
Other interest expense, net:
Good Sam Services and Plans	$(3)	$5	$(1)
RV and Outdoor Retail	7,759	8,081	8,941
Subtotal	7,756	8,086	8,940
Corporate & other	39,156	46,603	60,423
Total other interest expense, net	$46,912	$54,689	$69,363

	As of December 31,
($ in thousands)	2021	2020
Assets:
Good Sam Services and Plans	$158,988	$140,825
RV and Outdoor Retail	3,849,217	2,881,637
Subtotal	4,008,205	3,022,462
Corporate & other	364,724	233,969
Total assets	$4,372,929	$3,256,431

	Year Ended December 31,
($ in thousands)	2021	2020	2019
Capital expenditures:
Good Sam Services and Plans	$1,856	$2,553	$2,952
RV and Outdoor Retail	246,084	82,243	85,405
Subtotal	247,940	84,796	88,357
Corporate and other	(129)	127	(1)
Total capital expenditures	$247,811	$84,923	$88,356

23. Subsequent Event

The Company relies on the integrity, security and successful functioning of its information technology systems and network infrastructure (collectively, “IT Systems”) across its operations. In February 2022, the Company announced that it was experiencing a cybersecurity incident that resulted in the encryption of certain IT Systems and theft of certain data and information (the “Cybersecurity Incident”). The Cybersecurity Incident resulted in the Company’s temporary inability to access certain of its IT Systems, caused by the disabling of some of its IT Systems by the threat actor and the Company temporarily taking certain other IT Systems offline as a precautionary measure. The Company engaged leading outside forensics and cybersecurity experts, launched containment and remediation efforts and a forensic investigation, and is working on restoring and ensuring the security of its IT Systems. The Company is also coordinating with law enforcement. The Company is in the early stages of this incident and has not determined the full scope or content of its lost or stolen data.

The Company has and expects to continue to incur incremental costs for the investigation, containment and remediation of the Cybersecurity Incident, including legal and other professional fees, and investments to enhance the security of its IT Systems. The containment, investigation, remediation, legal and other costs may exceed its insurance policy limits or may not be covered by insurance at all. Other actual and potential consequences include, but are not limited to, negative publicity, reputational damage, lost trust with customers, regulatory enforcement action, and litigation that could result in financial judgments or the payment of settlement amounts and disputes with insurance carriers concerning coverage. The Company has not yet determined if the Cybersecurity Incident will cause future disruptions to its business or how long such disruption could last. The Company has also not yet been able to estimate the incremental costs resulting from the Cybersecurity Incident, which are expected to adversely impact its future financial results. Based on the information currently known, the Company does not believe that the Cybersecurity Incident will have a material impact on its business, results of operations or financial condition, but no assurances can be given as the Company continues to assess the full impact from the Cybersecurity Incident, including costs, expenses and insurance coverage.

(1)

Schedule I: Condensed Financial Information of Registrant

Camping World Holdings, Inc.

Condensed Balance Sheets

(Parent Company Only)

(In Thousands Except Share Amounts)

	December 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$70,998	$37,355
Prepaid income taxes and other	6,677	4,073
Total current assets	77,675	41,428

Deferred tax asset	183,272	163,759
Investment in subsidiaries	79,505	(32,479)
Total assets	$340,452	$172,708

Liabilities and stockholders' equity
Current liabilities:
Current portion of liabilities under Tax Receivable Agreement	$11,322	$8,089
Total current liabilities	11,322	8,089

Liabilities under Tax Receivable Agreement, net of current portion	171,073	137,845
Total liabilities	182,395	145,934

Commitments and contingencies

Stockholders' equity:
Preferred stock, par value $0.01 per share – 20,000,000 shares authorized; none issued and outstanding as of December 31, 2021 and 2020	—	—
Class A common stock, par value $0.01 per share – 250,000,000 shares authorized; 47,805,259 issued and 44,130,956 outstanding as of December 31, 2021 and 43,083,008 issued and 42,226,389 outstanding as of December 31, 2020	475	428
Class B common stock, par value $0.0001 per share – 75,000,000 shares authorized; 69,066,445 issued as of December 31, 2021 and 2020; and 41,466,964 and 45,999,132 outstanding as of December 31, 2021 and 2020	4	5
Class C common stock, par value $0.0001 per share – one share authorized, issued and outstanding as of December 31, 2021 and 2020	—	—
Additional paid-in capital	98,113	63,342
Treasury stock, at cost; 3,390,131 and 572,447 shares as of December 31, 2021 and 2020	(130,006)	(15,187)
Retained earnings (deficit)	189,471	(21,814)
Total stockholders' equity	158,057	26,774
Total liabilities and stockholders' equity	$340,452	$172,708

See accompanying Notes to Condensed Financial Information

Schedule I: Condensed Financial Information of Registrant (continued)

Camping World Holdings, Inc.

Condensed Statements of Operations

(Parent Company Only)

(In Thousands)

	Year Ended December 31,
	2021	2020	2019
Revenue:
Intercompany revenue	$9,551	$9,660	$11,642
Total revenue	9,551	9,660	11,642

Operating expenses:
Selling, general, and administrative	9,551	9,660	11,642
Total operating expenses	9,551	9,660	11,642

Loss from operations	—	—	—

Other interest expense, net	46	103	—
Tax Receivable Agreement liability adjustment	(2,813)	141	10,005
Other income, net	402	—	—
Equity in net income (loss) of subsidiaries	378,657	173,618	(43,317)

Income (loss) before income taxes	376,292	173,862	(33,312)
Income tax expense	(97,831)	(51,517)	(27,279)
Net income (loss)	$278,461	$122,345	$(60,591)

See accompanying Notes to Condensed Financial Information

Schedule I: Condensed Financial Information of Registrant (continued)

Camping World Holdings, Inc.

Condensed Statements of Cash Flows

(Parent Company Only)

(In Thousands)

	For the Year Ended December 31,
	2021	2020	2019
Operating activities
Net income (loss)	$278,461	$122,345	$(60,591)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Equity in net (income) loss of subsidiaries	(378,657)	(173,618)	43,317
Deferred tax expense	8,210	6,534	14,981
Tax Receivable Agreement liability adjustment	2,813	(141)	(10,005)
Change in assets and liabilities, net of acquisitions:
Intercompany receivables	—	—	2,518
Prepaid income taxes and other assets	(57)	(2,685)	7,671
Payment pursuant to Tax Receivable Agreement	(8,089)	(6,563)	(9,425)
Net cash used in operating activities	(97,319)	(54,128)	(11,534)

Investing activities
Purchases of LLC Interest from CWGS, LLC	(4,111)	(4,635)	—
Return of LLC Interest to CWGS, LLC for funding of treasury stock purchases	156,256	21,522	—
Distributions received from CWGS, LLC	198,138	107,517	47,866
Net cash provided by investing activities	350,283	124,404	47,866

Financing activities
Dividends paid to Class A common stockholders	(67,176)	(61,025)	(22,878)
Proceeds from exercise of stock options	4,111	4,635	—
Repurchases of Class A common stock to treasury	(156,256)	(21,522)	—
Net cash used in financing activities	(219,321)	(77,912)	(22,878)

Increase (decrease) in cash and cash equivalents	33,643	(7,636)	13,454
Cash and cash equivalents at beginning of year	37,355	44,991	31,537
Cash and cash equivalents at end of the year	$70,998	$37,355	$44,991

See accompanying Notes to Condensed Financial Information

Schedule I: Condensed Financial Information of Registrant (continued)

Camping World Holdings, Inc.

Notes to Condensed Financial Information

(Parent Company Only)

December 31, 2021

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

Certain intercompany balances presented in these condensed Parent Company financial statements are eliminated in the consolidated financial statements. For the years ended December 31, 2021, 2020, and 2019, the full amounts of intercompany revenue and equity in net income of subsidiaries in the accompanying Parent Company Statements of Operations were eliminated in consolidation. No intercompany receivable was owed to the Parent Company by CWGS, LLC at December 31, 2021 and 2020. Related party amounts that were not eliminated in the consolidated financial statements include the Parent Company's liabilities under the tax receivable agreement, which totaled $182.4 million and $145.9 million as of December 31, 2021 and 2020, respectively.

3. Commitments and Contingencies

The Parent Company is party to a tax receivable agreement with certain holders of common units in CWGS, LLC (the "Continuing Equity Owners") that provides for the payment by the Parent Company to the Continuing Equity Owners of 85% of the amount of any tax benefits that the Parent Company actually realizes, or in some cases are deemed to realize, as a result of certain transactions. See Note 11 to the consolidated financial statements for more information regarding the Parent Company's tax receivable agreement. As described in Note 11 to the consolidated financial statements, amounts payable under the tax receivable agreement are contingent upon, among other things, (i) generation of future taxable income of Camping World Holdings, Inc. over the term of the tax receivable agreement and (ii) future changes in tax laws. As of December 31, 2021 and 2020, liabilities under the tax receivable agreement totaled $182.4 million and $145.9 million, respectively.

See Note 13 to the consolidated financial statements for information regarding pending and threatened litigation and Note 23 to the consolidated financial statements for information about the February 2022 cybersecurity incident. Pursuant to the LLC Agreement, the Parent Company receives reimbursements for all costs associated with being a public company, which includes costs of litigation and cybersecurity incidents.

4. Stock Repurchase Program

During the year ended December 31, 2021 and 2020, the Parent Company repurchased 3,988,881 and 811,223 shares of Class A common stock, respectively, under this program for approximately $156.3 million and $21.5 million, respectively, including commissions paid, at a weighted average price per share of $39.17 and $26.53, respectively, which is recorded as treasury stock on the Parent Company’s balance sheet. During the years ended December 31, 2021 and 2020, the $156.3 million and $21.5 million, respectively, was concurrently funded by CWGS, LLC in exchange for the return of 3,988,881 and 811,223 common units in CWGS, LLC, respectively, which reduced the Parent Company’s ownership interest in CWGS, LLC. Class A common stock held as treasury stock is not considered outstanding. During the year ended December 31, 2021, the Parent Company reissued 1,171,197 and 238,776 shares of Class A common stock, respectively, from treasury stock to settle the exercises of stock options, vesting of restricted stock units, and settlement of other equity-based awards under the Parent Company’s 2016 Incentive Award Plan. As of December 31, 2021, the remaining approved amount for repurchases of Class A common stock under the share repurchase program was approximately $47.2 million.

5. Statements of Cash Flows

Supplemental disclosures of cash flow information are as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Cash paid during the period for:
Interest	$—	$—	$—
Income taxes	87,588	47,668	4,235
Non-cash financing activities:
Par value of Class A common stock issued in exchange for common units in CWGS, LLC	47	48	—
Par value of Class A common stock issued for vested restricted stock units	—	3	4
Par value of Class A common stock repurchased for withholding taxes on vested RSUs	—	—	(1)
Cost of treasury stock issued for vested restricted stock units	34,756	8,556
Cost of treasury stock issued for stock award to employee	19,586	—	—

Schedule II: Valuation and Qualifying Accounts

	Balance at	Additions	Charged	Charges	Balance
	Beginning	Charged to	to Other	Utilized	at End
(In Thousands)	of Period	Expense (1)	Accounts (2)	(Write-offs)	of Period
Accounts receivable allowance (3):
Year ended December 31, 2021	$3,393	$1,568	$74	$(324)	$4,711
Year ended December 31, 2020	3,717	1,068	(142)	(1,250)	3,393
Year ended December 31, 2019	4,729	(20)	278	(1,270)	3,717

(1)	Additions to allowance for doubtful accounts are charged to expense.
(2)	Additions to cancellations/returns allowances are credited against revenue.
(3)	Accounts receivable allowance includes the allowance for doubtful accounts and the allowance for cancellations /returns.

	Balance at	Additions	Charged	Charges	Balance
	Beginning	Charged to	to Other	Utilized	at End
(In Thousands)	of Period	Expense	Accounts (1)	(Write-offs)	of Period
Noncurrent other assets allowance:
Year ended December 31, 2021	$—	$42	$—	$—	$42
Year ended December 31, 2020	2,753	—	—	(2,753)	—
Year ended December 31, 2019	—	2,753	—	—	2,753
(1)	Additions to cancellations /returns allowances are credited against revenue.

		Tax Valuation	Tax Valuation
		Allowance	Allowance
	Balance at	Charged to	Credited to	Charged	Balance
	Beginning	Income Tax	Income Tax	to Other	at End
(In Thousands)	of Period	Provision	Provision	Accounts (1)	of Period
Valuation allowance for deferred tax assets:
Year ended December 31, 2021	$295,946	$—	$(2,234)	$18,376	$312,088
Year ended December 31, 2020	266,452	19,058	—	10,436	295,946
Year ended December 31, 2019	180,983	85,903	(434)	—	266,452
(1)	Amounts charged to additional paid-in capital relating to the outside basis in the investment in CWGS, LLC.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the "Exchange Act,") as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2021.

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

Our management has excluded from its assessment of internal control over financial reporting at December 31, 2021 the internal control over financial reporting of several of our recently acquired businesses in 2021, comprised of nine dealerships (the “Excluded Acquisitions”). The Excluded Acquisitions constituted $64.5 million and $15.0 million of total assets and net assets, respectively, as of December 31, 2021, and $106.1 million and $10.1 million of revenues and pre-tax income, respectively, for the year then ended.

Based on our assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

Our internal control over financial reporting as of December 31, 2021, has been audited by Deloitte & Touche LLP, the independent registered public accounting firm who has also audited our consolidated financial statements, as stated in their report which is included on page 149.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2021, we completed the process of incorporating the internal controls for the businesses we acquired in 2020, comprised of nine dealerships and an RV furniture distributor (the “2020 Excluded Acquisitions”), into our internal control over financial reporting and extending our Section 404 compliance program under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations under such Act to include the 2020 Excluded Acquisitions.

Except as otherwise described above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control performed during the fiscal quarter ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Camping World Holdings, Inc. and subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Camping World Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 24, 2022, expressed an unqualified opinion on those financial statements.

As described in Management's Annual Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at the Company's recently acquired businesses in 2021, comprised of nine dealerships (the "Excluded Acquisitions"), and whose financial statements constitute $64.5 million and $15.0 million of total and net assets, respectively, as of December 31, 2021, and $106.1 million and $10.1 million of revenues and pre-tax income,  respectively, for the year then ended. Accordingly, our audit did not include the internal control over financial reporting at the Excluded Acquisitions.

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

/s/ Deloitte & Touche LLP

Los Angeles, California

February 24, 2022

ITEM 9B. Other Information

Not applicable

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

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

The information concerning our executive officers and directors in response to this item is contained above in part under the caption “Information About Our Executive Officers and Directors” at the end of Part I of this Form 10-K. Other Information required by this item will be included under the captions “Proposal 1: Election of Directors”, “Corporate Governance”, “Committees of the Board”, and, if applicable, “Delinquent Section 16(a) Reports” in our Proxy Statement for our 2022 Annual Meeting of Stockholders and, upon filing, is incorporated herein by reference.

ITEM 11. Executive Compensation

The information required by this item will be included under the captions “Executive Compensation”, ”Director Compensation”, “Compensation Committee Report”, and “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement for our 2022 Annual Meeting of Stockholders and, upon filing, is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information about our compensation plans under which our Class A common stock is authorized for issuance, as of December 31, 2021:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuances under equity compensation plans
Equity compensation plans approved by security holders (1)	4,449,003	$21.93	6,864,396
Equity compensation plans not approved by security holders	—	—	—
Total	4,449,003	$21.93	6,864,396

(1)	Includes awards granted and available to be granted under our 2016 Incentive Award Plan.

Other information required by this item with respect to security ownership of certain beneficial owners and management will be included under the caption “Security Ownership of Certain Beneficial Owners and

Management” and “Equity Compensation Plan Information” in our Proxy Statement for our 2022 Annual Meeting of Stockholders and, upon filing, is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included under the captions “Certain Relationships and Related Person Transactions” and “Corporate Governance—Director Independence” in our Proxy Statement for our 2022 Annual Meeting of Stockholders and, upon filing, is incorporated herein by reference.

ITEM 14. Principal Accountant Fees and Services

The information required by this item will be included under the caption “Independent Registered Public Accounting Firm Fees and Other Matters” in our Proxy Statement for our 2022 Annual Meeting of Stockholders and, upon filing, is incorporated herein by reference.

PART IV

ITEM 15. Exhibits, Financial Statements and Schedules

(a)(1) Financial Statements.

See the table of contents under “Item 8. Financial Statements and Supplementary Data” in Part II of this Form 10-K above for the list of financial statements filed as part of this report.

(a)(2) Financial Statement Schedules.

Schedule I: Condensed Financial Information of Registrant	141
Schedule II: Valuation and Qualifying Accounts	146

All other schedules have been omitted because they are not required or because the required information is given in the Consolidated Financial Statements or Notes thereto set forth above under “Item 8. Financial Statements and Supplementary Data” in Part II of this Form 10-K, beginning on page 90.

(a)(3) Exhibits.

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Camping World Holdings, Inc.	10-Q	001-37908	3.1	11/10/16
3.2	Amended and Restated Bylaws of Camping World Holdings, Inc.	10-Q	001-37908	3.2	11/10/16
4.1	Specimen Stock Certificate evidencing the shares of Class A common stock	S-1/A	333-211977	4.1	9/13/16
4.2	Description of Capital Stock	10-K	001-37908	4.2	2/28/20
10.1	Tax Receivable Agreement, dated October 6, 2016	10-K	001-37908	10.1	3/13/17
10.2	Voting Agreement, dated October 6, 2016	10-K	001-37908	10.2	3/13/17
10.3	Amended and Restated LLC Agreement of CWGS Enterprises, LLC, dated October 6, 2016	10-K	001-37908	10.3	3/13/17
10.4	Registration Rights Agreement, dated October 6, 2016	10-K	001-37908	10.4	3/13/17
10.5	Eighth Amended and Restated Credit Agreement, dated September 30, 2021, among FreedomRoads, LLC, as the company and a borrower, certain subsidiaries of FreedomRoads, LLC, as subsidiary borrowers, Bank of America, N.A., as administrative agent and letter of credit issuer, and the other lenders party thereto	8-K	001-37908	10.1	10/6/21

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
#10.6	Employment Agreement, dated June 10, 2016, by and between CWGS Enterprises, LLC, Camping World Holdings, Inc. and Marcus A. Lemonis	S-1/A	333-211977	10.12	9/20/16
#10.7	Employment Agreement, dated January 1, 2010, by and between FreedomRoads, LLC, CWI, Inc. and Brent Moody	S-1/A	333-211977	10.18	9/20/16
#10.8	First Amendment to Employment Agreement, dated January 1, 2011, by and between FreedomRoads, LLC, CWI, Inc. and Brent Moody	S-1/A	333-211977	10.19	9/20/16
#10.9	Employment Agreement between Camping World Holdings, Inc. and Brent L. Moody, dated May 3, 2021	10-Q	001-37908	10.1	5/5/21
#10.10	Camping World Holdings, Inc. 2016 Incentive Award Plan	S-8	333-214040	4.4	10/11/16
#10.11	Camping World Holdings, Inc. Non-Employee Director Compensation Policy	10-Q	001-37908	10.1	5/10/19
#10.12	Camping World Holdings, Inc. Director Stock Ownership Policy	10-K	001-37908	10.21	3/13/17
#10.13	Camping World Holdings, Inc. Executive Stock Ownership Policy	10-K	001-37908	10.22	3/13/17
#10.14	Form of Employee Stock Option Agreement	S-1/A	333-211977	10.28	9/20/16
#10.15	Form of Employee Restricted Stock Unit Agreement	10-Q	001-37908	10.2	8/10/17
#10.16	Form of Director Restricted Stock Unit Agreement	10-Q	001-37908	10.3	8/10/17
#10.17	Form of Indemnification Agreement	S-1/A	333-211977	10.31	9/26/16
10.18	Credit Agreement, dated June 3, 2021, by and among CWGS Enterprises, LLC, as holdings, CWGS Group, LLC, as borrower, the lenders party thereto and Goldman Sachs Bank USA, as administrative agent	8-K	001-37908	10.1	6/8/21
10.19	Amendment No. 1 to Credit Agreement, dated December 20, 2021, by and among CWGS Enterprises, LLC, as holdings, CWGS Group, LLC, as borrower, the lenders party thereto and Goldman Sachs Bank USA, as administrative agent	8-K	001-37908	10.1	12/23/21
#10.20	Employment Agreement, by and between Camping World Holdings, Inc. and Tamara Ward dated December 19, 2019	8-K	001-37908	10.1	12/19/19
#10.21	Employment Agreement with Karin L. Bell, dated July 1, 2020	10-Q	001-37908	10.2	8/6/20

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
21.1	List of Subsidiaries of Camping World Holdings, Inc.					*
23.1	Consent of Independent Registered Public Accounting Firm					*
24.1	Power of Attorney					*
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer					*
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer					*
32.1	Section 1350 Certification of Chief Executive Officer					**
32.2	Section 1350 Certification of Chief Financial Officer					**
101.INS	Inline XBRL Instance Document – the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document					***
101.SCH	Inline XBRL Taxonomy Extension Schema Document					***
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					***
101.DEF	Inline XBRL Extension Definition Linkbase Document					***
101.LAB	Inline XBRL Taxonomy Label Linkbase Document					***
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					***
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					***

*	Filed herewith
**	Furnished herewith
***	Submitted electronically herewith
#	Indicates management contract or compensatory plan

ITEM 16. Form 10-K Summary

None

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ch 5
Camping World Holdings, Inc.

Date: February 24, 2022	By:	/s/ MARCUS A. LEMONIS
Marcus A. Lemonis Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities set forth opposite to their names and on the dates indicated.

Signature		Title	Date

/s/ MARCUS A. LEMONIS		Chairman, Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2022
Marcus A. Lemonis

/s/ KARIN L. BELL		Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 24, 2022
Karin L. Bell

*		Director
Stephen Adams

*		Director
Andris A. Baltins

*		Director
Brian P. Cassidy

*		Director
Mary J. George

*		Director
Michael W. Malone

*		President, Camping World Holdings, Inc. and Director
Brent L. Moody

*		Director
K. Dillon Schickli

*By:	/s/ MARCUS A. LEMONIS		February 24, 2022
Marcus A. Lemonis Attorney-in-fact