Form 10-Q
period 2022-03-31
Camping World Holdings, Inc.
filed 2022-05-04
CIK 1669779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of April 29, 2022, the registrant had 41,690,087 shares of Class A common stock, 41,466,964 shares of Class B common stock and one share of Class C common stock outstanding.

Camping World Holdings, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended March 31, 2022

BASIS OF PRESENTATION

As used in this Quarterly Report on Form 10-Q (this “Form 10-Q”), unless the context otherwise requires, references to:

●	“we,” “us,” “our,” “CWH,” the “Company,” “Camping World” and similar references refer to Camping World Holdings, Inc., and, unless otherwise stated, all of its subsidiaries, including CWGS Enterprises, LLC, which we refer to as “CWGS, LLC” and, unless otherwise stated, all of its subsidiaries.
●	“Annual Report” refers to our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (“SEC”) on February 24, 2022.
●	“Continuing Equity Owners” refers collectively to ML Acquisition, funds controlled by Crestview Partners II GP, L.P. and the Former Profits Unit Holders and each of their permitted transferees that continue to own common units in CWGS, LLC after the initial public offering (“IPO”) of our stock and the related reorganization transactions (each as discussed in Note 1 — Summary of Significant Accounting Policies to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q) and who may redeem at each of their options their common units for, at our election (determined solely by our independent directors within the meaning of the rules of the New York Stock Exchange who are disinterested), cash or newly issued shares of our Class A common stock.
●	“Crestview” refers to Crestview Advisors, L.L.C., a registered investment adviser to private equity funds, including funds affiliated with Crestview Partners II GP, L.P.
●	“CWGS LLC Agreement” refers to CWGS, LLC’s amended and restated limited liability company agreement, as amended.
●	“Former Profits Unit Holders” refers collectively to Brent L. Moody, Karin L. Bell, and Tamara R. Ward, who are named executive officers; Andris A. Baltins and K. Dillon Schickli, who are members of our board of directors, and certain other current and former executive and non-executive employees and former directors, in each case, who held existing common units in CWGS, LLC pursuant to CWGS, LLC’s equity incentive plan that was in existence prior to our IPO and who received common units of CWGS, LLC in exchange for their profits units in connection with our IPO.
●	“ML Acquisition” refers to ML Acquisition Company, LLC, a Delaware limited liability company, indirectly owned by each of Stephen Adams and our Chairman and Chief Executive Officer, Marcus A. Lemonis.
●	“Tax Receivable Agreement” refers to the tax receivable agreement that the Company entered into with CWGS, LLC, each of the Continuing Equity Owners and Crestview Partners II GP, L.P. in connection with the Company’s IPO.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts contained in this Form 10-Q may be forward-looking statements. Statements regarding our future results of operations and financial position; the impact of the novel coronavirus (“COVID-19”) pandemic on our business, results of operations and financial position; the expected impact of the February 2022 Cybersecurity Incident (as defined below); business strategy and plans and objectives of management for future operations; the timeline for and benefits of our 2019 Strategic Shift (as defined below); expected new retail location openings and closures, including greenfield locations and acquired locations; our sources of liquidity and capital and any potential need for additional financing or refinancing, retirement or exchange of outstanding debt; our stock repurchase program; future capital expenditures and debt service obligations; expectations regarding industry trends and consumer behavior and growth; our ability to capture positive industry trends and pursue growth; expectations regarding our pending litigation, and our plans related to dividend payments, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘expects,’’ ‘‘plans,’’ ‘‘anticipates,’’ ‘‘could,’’ ‘‘intends,’’ ‘‘targets,’’ ‘‘projects,’’ ‘‘contemplates,’’ ‘‘believes,’’ ‘‘estimates,’’ ‘‘predicts,’’ ‘‘potential’’ or ‘‘continue’’ or the negative of these terms or other similar expressions. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including, but not limited to, the following:

●	risks related to the COVID-19 pandemic and related impacts on our business;
●	our ability to execute and achieve the expected benefits of our 2019 Strategic Shift and costs and impairment charges incurred in connection with the 2019 Strategic Shift may be materially higher than expected or anticipated;
●	the availability of financing to us and our customers;
●	fuel shortages, or high prices for fuel;
●	the well-being, as well as the continued popularity and reputation for quality, of our manufacturers;
●	trends in the RV industry;
●	general economic conditions in our markets, and ongoing economic and financial uncertainties;
●	changes in consumer preferences or our failure to gauge those preferences;
●	competition in the market for services, protection plans, products and resources targeting the RV lifestyle or RV enthusiast;
●	our expansion into new, unfamiliar markets, businesses, or product lines or categories, as well as delays in opening or acquiring new retail locations;
●	unforeseen expenses, difficulties, and delays frequently encountered in connection with expansion through acquisitions;
●	our failure to maintain the strength and value of our brands;
●	our ability to successfully order and manage our inventory to reflect consumer demand in a volatile market and anticipate changing consumer preferences and buying trends;

●	fluctuations in our same store revenue and whether such revenue will be a meaningful indicator of future performance;
●	the cyclical and seasonal nature of our business;
●	our ability to operate and expand our business and to respond to changing business and economic conditions, which depends on the availability of adequate capital;
●	the restrictive covenants imposed by our Senior Secured Credit Facilities and Floor Plan Facility;
●	our reliance on six fulfillment and distribution centers for our retail, RV furniture distribution, e-commerce and catalog businesses;
●	the impact of ongoing class action lawsuits against us and certain of our officers and directors, as well as any potential future class action litigation;
●	natural disasters, whether or not caused by climate change, unusual weather conditions, epidemic outbreaks, terrorist acts and political events;
●	our dependence on our relationships with third party providers of services, protection plans, products and resources and a disruption of these relationships or of these providers’ operations;
●	any delays, new or increased tariffs, increased cost or quality control deficiencies in the importation of our products manufactured abroad;
●	whether third party lending institutions and insurance companies will continue to provide financing for RV purchases;
●	our ability to retain senior executives and attract and retain other qualified employees;
●	risks associated with leasing substantial amounts of space, including our inability to maintain the leases for our retail locations or locate alternative sites for our stores in our target markets and on terms that are acceptable to us;
●	our business being subject to numerous federal, state and local regulations;
●	changes in government policies and legislation;
●	our failure to comply with certain environmental regulations;
●	climate change legislation or regulations restricting emission of ‘‘greenhouse gases’’;
●	a failure in our e-commerce operations, security breaches and cybersecurity risks;
●	our inability to enforce our intellectual property rights and accusations of our infringement on the intellectual property rights of third parties;
●	our inability to maintain or upgrade our information technology systems or our inability to convert to alternate systems in an efficient and timely manner;
●	disruptions to or breaches of our or our third party providers’ information technology systems, including the February 2022 Cybersecurity Incident;
●	risk of product liability claims if people or property are harmed by the products we sell and other litigation risks;

●	risks related to our pending litigation;
●	risks associated with our private brand offerings;
●	possibility of future asset impairment charges for goodwill, intangible assets or other long-lived assets;
●	potential litigation relating to products we sell or sold, including firearms and ammunitions;
●	Marcus Lemonis, through his beneficial ownership of our shares directly or indirectly held by ML Acquisition Company, LLC and ML RV Group, LLC, has substantial control over us including matters requiring approval by our stockholders;
●	the exemptions from certain corporate governance requirements that we qualify for, and rely on, due to the fact that we are a ‘‘controlled company’’ within the meaning of the New York Stock Exchange, or NYSE, listing requirements;
●	whether we are able to realize any tax benefits that may arise from our organizational structure and any redemptions or exchanges of CWGS Enterprises, LLC common units for cash or stock;
●	other risks relating to our organizational structure and to ownership of shares of our Class A common stock; and
●	the other factors set forth under ‘‘Risk Factors’’ in Item 1A of Part I of our Annual Report, in Item 1A of Part II of this Form 10-Q, and in our other filings with the SEC.

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

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(In Thousands Except Share and Per Share Amounts)

	March 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$139,480	$267,332
Contracts in transit	135,513	57,741
Accounts receivable, net	116,593	101,644
Inventories	2,152,400	1,792,865
Prepaid expenses and other assets	57,763	64,295
Total current assets	2,601,749	2,283,877
Property and equipment, net	636,500	599,324
Operating lease assets	748,893	750,876
Deferred tax assets, net	185,616	199,321
Intangible assets, net	21,450	30,970
Goodwill	506,954	483,634
Other assets	26,373	24,927
Total assets	$4,727,535	$4,372,929
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$221,990	$136,757
Accrued liabilities	224,995	189,595
Deferred revenues	92,747	95,467
Current portion of operating lease liabilities	63,490	62,217
Current portion of finance lease liabilities	10,393	4,964
Current portion of Tax Receivable Agreement liability	11,322	11,322
Current portion of long-term debt	15,825	15,822
Notes payable – floor plan, net	1,237,208	1,011,345
Other current liabilities	78,369	70,834
Total current liabilities	1,956,339	1,598,323
Operating lease liabilities, net of current portion	770,778	774,889
Finance lease liabilities, net of current portion	72,192	74,752
Tax Receivable Agreement liability, net of current portion	171,476	171,073
Revolving line of credit	20,885	20,885
Long-term debt, net of current portion	1,374,592	1,377,751
Deferred revenues	69,902	69,024
Other long-term liabilities	81,201	52,338
Total liabilities	4,517,365	4,139,035
Commitments and contingencies
Stockholders' equity:
Preferred stock, par value $0.01 per share – 20,000,000 shares authorized; none issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Class A common stock, par value $0.01 per share – 250,000,000 shares authorized; 47,855,259 issued and 41,688,339 outstanding as of March 31, 2022 and 47,805,259 issued and 44,130,956 outstanding as of December 31, 2021	476	475
Class B common stock, par value $0.0001 per share – 75,000,000 shares authorized; 69,066,445 issued as of March 31, 2022 and December 31, 2021; and 41,466,964 outstanding as of March 31, 2022 and December 31, 2021	4	4
Class C common stock, par value $0.0001 per share – one share authorized, issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Additional paid-in capital	126,071	98,113
Treasury stock, at cost; 5,882,748 and 3,390,131 shares as of March 31, 2022 and December 31, 2021, respectively	(206,098)	(130,006)
Retained earnings	207,774	189,471
Total stockholders' equity attributable to Camping World Holdings, Inc.	128,227	158,057
Non-controlling interests	81,943	75,837
Total stockholders' equity	210,170	233,894
Total liabilities and stockholders' equity	$4,727,535	$4,372,929

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(In Thousands Except Per Share Amounts)

	Three Months Ended
	March 31,
	2022	2021
Revenue:
Good Sam Services and Plans	$44,559	$40,871
RV and Outdoor Retail
New vehicles	834,959	821,976
Used vehicles	403,032	294,257
Products, service and other	214,973	251,270
Finance and insurance, net	153,378	138,254
Good Sam Club	11,495	11,153
Subtotal	1,617,837	1,516,910
Total revenue	1,662,396	1,557,781
Costs applicable to revenue (exclusive of depreciation and amortization shown separately below):
Good Sam Services and Plans	16,703	14,424
RV and Outdoor Retail
New vehicles	644,370	643,680
Used vehicles	302,825	223,193
Products, service and other	136,160	154,146
Good Sam Club	2,136	1,844
Subtotal	1,085,491	1,022,863
Total costs applicable to revenue	1,102,194	1,037,287
Operating expenses:
Selling, general, and administrative	385,315	337,034
Depreciation and amortization	25,535	12,701
Long-lived asset impairment	—	546
Lease termination	178	1,756
Loss (gain) on sale or disposal of assets	49	(99)
Total operating expenses	411,077	351,938
Income from operations	149,125	168,556
Other expense:
Floor plan interest expense	(6,266)	(3,390)
Other interest expense, net	(14,301)	(12,223)
Tax Receivable Agreement liability adjustment	—	(3,520)
Other (expense) income, net	(223)	45
Total other expense	(20,790)	(19,088)
Income before income taxes	128,335	149,468
Income tax expense	(21,036)	(2,043)
Net income	107,299	147,425
Less: net income attributable to non-controlling interests	(62,569)	(85,103)
Net income attributable to Camping World Holdings, Inc.	$44,730	$62,322

Earnings per share of Class A common stock:
Basic	$1.03	$1.43
Diluted	$1.02	$1.40
Weighted average shares of Class A common stock outstanding:
Basic	43,553	43,584
Diluted	44,215	90,238

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Stockholders' Equity

(In Thousands)

							Additional				Non-
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Paid-In	Treasury Stock		Retained	Controlling
	Shares	Amounts	Shares	Amounts	Shares	Amounts	Capital	Shares	Amounts	Earnings	Interest	Total
Balance at December 31, 2021	47,521	$475	41,466	$4	—	$—	$98,113	(3,390)	$(130,006)	$189,471	$75,837	$233,894
Equity-based compensation	—	—	—	—	—	—	4,572	—	—	—	5,735	10,307
Exercise of stock options	—	—	—	—	—	—	(166)	11	397	—	—	231
Non-controlling interest adjustment for capital contribution of proceeds from the exercise of stock options	—	—	—	—	—	—	(111)	—	—	—	111	—
Vesting of restricted stock units	—	—	—	—	—	—	(4,067)	130	4,749	—	(682)	—
Repurchases of Class A common stock for withholding taxes on vested RSUs	—	—	—	—	—	—	243	(41)	(1,481)	—	—	(1,238)
Repurchases of Class A common stock to treasury stock	—	—	—	—	—	—	28,398	(2,593)	(79,757)	—	(37,774)	(89,133)
Redemption of LLC common units for Class A common stock	50	1	—	—	—	—	416	—	—	—	(45)	372
Distributions to holders of LLC common units	—	—	—	—	—	—	—	—	—	—	(24,836)	(24,836)
Dividends(1)	—	—	—	—	—	—	—	—	—	(26,427)	—	(26,427)
Establishment of liabilities under the Tax Receivable Agreement and related changes to deferred tax assets associated with that liability	—	—	—	—	—	—	(299)	—	—	—	—	(299)
Non-controlling interest adjustment	—	—	—	—	—	—	(1,028)	—	—	—	1,028	—
Net income	—	—	—	—	—	—	—	—	—	44,730	62,569	107,299
Balance at March 31, 2022	47,571	$476	41,466	$4	—	$—	$126,071	(5,883)	$(206,098)	$207,774	$81,943	$210,170

(1)The Company declared dividends per share of Class A common stock of $0.625 for the three months ended March 31, 2022.

							Additional				Non-
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Paid-In	Treasury Stock		Retained	Controlling
	Shares	Amounts	Shares	Amounts	Shares	Amounts	Capital	Shares	Amounts	Earnings (Deficit)	Interest	Total
Balance at December 31, 2020	42,799	$428	45,999	$5	—	—	$63,342	(572)	(15,187)	$(21,814)	$(36,005)	$(9,231)
Equity-based compensation	—	—	—	—	—	—	2,988	—	—	—	3,121	6,109
Exercise of stock options	—	—	—	—	—	—	(417)	91	2,407	—	—	1,990
Non-controlling interest adjustment for capital contribution of proceeds from the exercise of stock options	—	—	—	—	—	—	(1,012)	—	—	—	1,012	—
Vesting of restricted stock units	—	—	—	—	—	—	(1,220)	49	1,318	—	(98)	—
Repurchases of Class A common stock for withholding taxes on vested RSUs	—	—	—	—	—	—	(25)	(7)	(189)	—	—	(214)
Redemption of LLC common units for Class A common stock	3,029	30	(2,848)	(1)	—	—	22,926	—	—	—	2,336	25,291
Distributions to holders of LLC common units	—	—	—	—	—	—	—	—	—	—	(16,926)	(16,926)
Dividends(2)	—	—	—	—	—	—	—	—	—	(10,353)	—	(10,353)
Establishment of liabilities under the Tax Receivable Agreement and related changes to deferred tax assets associated with that liability	—	—	—	—	—	—	(19,441)	—	—	—	—	(19,441)
Non-controlling interest adjustment	—	—	—	—	—	—	2,068	—	—	—	(2,068)	—
Net income	—	—	—	—	—	—	—	—	—	62,322	85,103	147,425
Balance at March 31, 2021	45,828	$458	43,151	$4	—	$—	$69,209	(439)	$(11,651)	$30,155	$36,475	$124,650

(2)	The Company declared dividends per share of Class A common stock of $0.23 for the three months ended March 31, 2021.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(In Thousands)

	Three Months Ended March 31,
	2022	2021
Operating activities
Net income	$107,299	$147,425

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	25,535	12,701
Equity-based compensation	11,674	6,109
Loss on lease termination	178	1,756
Long-lived asset impairment	—	546
Loss (gain) on sale or disposal of assets	49	(99)
Provision for losses on accounts receivable	(74)	242
Non-cash lease expense	15,320	15,059
Accretion of original debt issuance discount	516	270
Non-cash interest	484	872
Deferred income taxes	3,438	(15,531)
Tax Receivable Agreement liability adjustment	—	3,520
Change in assets and liabilities, net of acquisitions:
Receivables and contracts in transit	(92,645)	(123,902)
Inventories	(348,374)	(50,169)
Prepaid expenses and other assets	6,327	9,037
Accounts payable and other accrued expenses	78,091	94,366
Deferred revenue	(1,842)	2,544
Operating lease liabilities	(15,529)	(17,192)
Other, net	(501)	278
Net cash (used in) provided by operating activities	(210,054)	87,832

Investing activities
Purchases of property and equipment	(31,665)	(14,906)
Proceeds from sale of property and equipment	199	213
Purchase of real property	(17,018)	(21,366)
Proceeds from the sale of real property	—	600
Purchases of businesses, net of cash acquired	(34,808)	(10,406)
Purchase of other investments	—	(350)
Purchases of intangible assets	(715)	—
Net cash used in investing activities	$(84,007)	$(46,215)

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(In Thousands)

	Three Months Ended March 31,
	2022	2021
Financing activities
Payments on long-term debt	(3,954)	(3,038)
Net proceeds on notes payable – floor plan, net	275,296	78,139
Payments on finance leases	(1,021)	(401)
Proceeds from sale-leaseback arrangement	27,951	—
Payments on sale-leaseback arrangement	(36)	—
Dividends on Class A common stock	(26,427)	(10,353)
Proceeds from exercise of stock options	231	1,974
RSU shares withheld for tax	(1,238)	(214)
Repurchases of Class A common stock to treasury stock	(79,757)	—
Distributions to holders of LLC common units	(24,836)	(16,926)
Net cash provided by financing activities	166,209	49,181

(Decrease) increase in cash and cash equivalents	(127,852)	90,798
Cash and cash equivalents at beginning of the period	267,332	166,072
Cash and cash equivalents at end of the period	$139,480	$256,870

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2022

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

The condensed consolidated financial statements as of and for the three months ended March 31, 2022 are unaudited. The condensed consolidated balance sheet as of December 31, 2021 has been derived from the audited financial statements at that date but does not include all of the disclosures required by GAAP. These interim condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 24, 2022. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.

CWH was formed on March 8, 2016 as a Delaware corporation for the purpose of facilitating an IPO and other related transactions in order to carry on the business of CWGS, LLC. CWGS, LLC was formed in March 2011 when it received, through contribution from its then parent company, all of the membership interests of Affinity Group Holding, LLC and FreedomRoads Holding Company, LLC (“FreedomRoads”). The IPO and related reorganization transactions that occurred on October 6, 2016 resulted in CWH becoming the sole managing member of CWGS, LLC, with CWH having sole voting power in and control of the management of CWGS, LLC (see Note 14 — Stockholders’ Equity). CWH’s position as sole managing member of CWGS, LLC includes periods where CWH held a minority economic interest in CWGS, LLC. As of March 31, 2022 and December 31, 2021, CWH owned 49.8% and 51.2%, respectively, of CWGS, LLC. Accordingly, the Company consolidates the financial results of CWGS, LLC and reports a non-controlling interest in its condensed consolidated financial statements.

The Company does not have any components of other comprehensive income recorded within its condensed consolidated financial statements, and, therefore, does not separately present a statement of comprehensive income in its condensed consolidated financial statements.

COVID-19

Within a few months of the initial significant outbreaks of COVID-19 in the U.S., the Company experienced elevated demand for recreational vehicles (“RV”) and many of its related products and services. The Company believes that consumers view RVs as a safer alternative to many other travel and recreational activities, in addition to an opportunity to enjoy the outdoors after many consumers spent much of their time at home during portions of the pandemic. The Company believes this led to an introduction of many new customers to the RV lifestyle and a greater appreciation of outdoor activities. For much of the COVID-19 pandemic, demand and interest in new and used vehicles outpaced vehicle supply. Beginning in September 2021, the Company was able to procure more new vehicles from its suppliers than were sold.

During the height of the pandemic, and related government orders directing non-essential business closures or reductions, the majority of the Company’s retail locations continued to operate as essential businesses Historically, most of the Company’s consumer shows and events take place during the first quarter. As a consequence of COVID-19, the Company held one in-person consumer show in 2021, compared to 37 in-

person consumer shows held prior to the pandemic in 2019, and plans to hold fewer than five in-person consumer shows in 2022. The Company has implemented preparedness plans consistent with government directives to keep its employees and customers safe. As case counts have risen and receded over the course of the pandemic, the Company has adjusted remote work and office schedules accordingly.

Cybersecurity Incident

The Company relies on the integrity, security and successful functioning of its information technology systems and network infrastructure (collectively, “IT Systems”) across its operations. In February 2022, the Company announced that it had experienced a cybersecurity incident that resulted in the encryption of certain IT Systems and theft of certain data and information (the “Cybersecurity Incident”). The Cybersecurity Incident resulted in the Company’s temporary inability to access certain of its IT Systems, caused by the disabling of some of its IT Systems by the threat actor and the Company temporarily taking certain other IT Systems offline as a precautionary measure. The Company engaged leading outside forensics and cybersecurity experts, launched containment and remediation efforts and a forensic investigation. The forensic investigation is now complete and the Company has restored and is taking measures to enhance its IT Systems. The Company is continuing to evaluate the full scope and content of its lost or stolen data but believes that certain personal information was stolen. The Company will assess and comply with any notification requirements to the extent applicable under federal or state law. The Company also is continuing to coordinate with law enforcement.

The Company has incurred costs related to investigation, containment, and remediation and expects to continue to incur incremental costs for the investigation and remediation of the Cybersecurity Incident, including legal and other professional fees, and investments to enhance the security of its IT Systems. Other actual and potential consequences include, but are not limited to, negative publicity, reputational damage, lost trust with customers, regulatory enforcement action, and litigation that could result in financial judgments or the payment of settlement amounts and disputes with insurance carriers concerning coverage. The Company does not expect that the Cybersecurity Incident will cause future disruptions to its business and, based on the information currently known, the Company does not believe that the Cybersecurity Incident will have a material impact on its business, results of operations or financial condition. The Company, however, has not yet been able to estimate all incremental costs resulting from the Cybersecurity Incident, which may exceed insurance policy limits, and therefore no assurances can be given as the Company continues to assess the full impact from the Cybersecurity Incident.

Description of the Business

Camping World Holdings, Inc., together with its subsidiaries, is America’s largest retailer of RVs and related products and services. As noted above, CWGS, LLC is a holding company and operates through its subsidiaries. The Company has the following two reportable segments: (i) Good Sam Services and Plans and (ii) RV and Outdoor Retail. See Note 18 – Segments Information to the condensed consolidated financial statements for further information about the Company’s segments. Within the Good Sam Services and Plans segment, the Company primarily derives revenue from the sale of the following offerings: emergency roadside assistance plans; property and casualty insurance programs; travel assist programs; extended vehicle service contracts; vehicle financing and refinancing assistance; consumer shows and events; and consumer publications and directories. Within the RV and Outdoor Retail segment, the Company primarily derives revenue from the sale of new and used RVs; commissions on the finance and insurance contracts related to the sale of RVs; the sale of RV service and collision work; the sale of RV parts, accessories, and supplies; the sale of outdoor products, equipment, gear and supplies; business to business distribution of RV furniture; and the sale of Good Sam Club memberships and co-branded credit cards. The Company operates a national network of RV dealerships and service centers as well as a comprehensive e-commerce platform primarily under the Camping World brand, and markets its products and services primarily to RV and outdoor enthusiasts.

In 2019, the Company made a strategic decision to refocus its business around its core RV competencies, and on September 3, 2019, the board of directors approved a strategic plan to shift the business away from locations that did not have the ability or where it was not feasible to sell and/or service RVs (the “2019 Strategic Shift”) (see Note 4 – Restructuring and Long-lived Asset Impairment).

A summary of the retail store openings, closings, divestitures, conversions and number of locations from March 31, 2021 to March 31, 2022, are in the table below:

	RV	RV Service &	Other
	Dealerships	Retail Centers	Retail Stores	Total
Number of store locations as of March 31, 2021	165	10	1	176
Opened	15	—	—	15
Re-opened	1	—	—	1
Converted (1)	(1)	—	1	—
Closed (1)	(1)	—	(1)	(2)
Number of store locations as of March 31, 2022	179	10	1	190

(1)	One RV dealership was converted to a retail clearance center, which was subsequently closed.

Reclassifications of Prior Period Amounts

Certain prior-period amounts have been reclassified to conform to the current period presentation. Specifically, for the three months ended March 31, 2021, the equity-based compensation and non-controlling interest adjustment line items in the accompanying consolidated statements of stockholders' equity have been reclassified to present the equity-based compensation allocated to the non-controlling interest in the non-controlling interest column with an offsetting reclassification to the non-controlling interest adjustment line item.

Use of Estimates

The preparation of these condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. The Company bases its estimates and judgments on historical experience and other assumptions that management believes are reasonable. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties, including those uncertainties arising from COVID-19, and, as a result, actual results could differ materially from these estimates. The Company periodically evaluates estimates and assumptions used in the preparation of the financial statements and makes changes on a prospective basis when adjustments are necessary. Significant estimates made in the accompanying condensed consolidated financial statements include certain assumptions related to accounts receivable, inventory, goodwill, intangible assets, long lived assets, long-lived asset impairments, program cancellation reserves, chargebacks, accruals related to estimated tax liabilities, product return reserves, and other liabilities.

Recently Adopted Accounting Pronouncements

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). This standard requires contract assets and contract liabilities, such as certain receivables and deferred revenue, acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. Generally, this new guidance will result in the acquirer recognizing contract assets and contract liabilities at the same amounts recorded by the acquiree instead of recording those balances at fair value. This standard should be applied prospectively to acquisitions occurring after the effective date. The standard will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022, with early adoption permitted. The Company early adopted ASU 2021-08 as of January 1, 2022 and the adoption did not materially impact its consolidated financial statements.

2. Revenue

Contract Assets

As of March 31, 2022 and December 31, 2021, a contract asset of $16.6 million and $16.2 million, respectively, relating to RV service revenues was included in accounts receivable in the accompanying condensed consolidated balance sheets.

Deferred Revenues

As of March 31, 2022, the Company has unsatisfied performance obligations primarily relating to plans for its roadside assistance, Good Sam Club memberships, Coast to Coast memberships, the annual campground guide, and magazine publication revenue streams. The total unsatisfied performance obligations for these revenue streams at March 31, 2022 and the periods during which the Company expects to recognize the amounts as revenue are presented as follows (in thousands):

As of
March 31, 2022
2022	$77,617
2023	41,956
2024	21,031
2025	10,992
2026	6,091
Thereafter	4,962
Total	$162,649

3. Inventories and Floor Plan Payables

Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
New RVs	1,420,136	1,108,836
Used RVs	423,409	406,398
Products, parts, accessories and other	308,855	277,631
	$2,152,400	$1,792,865

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

As of March 31, 2022 and December 31, 2021, FR maintained floor plan financing through the Eighth Amended and Restated Credit Agreement (“Floor Plan Facility”). The Floor Plan Facility at March 31, 2022 allowed FR to borrow (a) up to $1.70 billion under a floor plan facility, (b) up to $30.0 million under a letter of credit facility and (c) up to a maximum amount outstanding of $70.0 million under the revolving line of credit. The Floor Plan Facility also includes an accordion feature allowing FR, at its option, to increase the aggregate amount of the floor plan notes payable in $50 million increments up to a maximum amount of $200 million. The lenders under the Floor Plan Facility are not under any obligation to provide commitments in respect of any such increase. The maturity date of the Floor Plan Facility is September 30, 2026.

As of March 31, 2022 and December 31, 2021, the applicable interest rate for the floor plan notes payable under the Floor Plan Facility was 2.18% and 1.96%, respectively. Under the Floor Plan Facility, at the Company’s option, the floor plan notes payable, and borrowings for letters of credit, in each case, bear interest at a rate per annum equal to the floating Bloomberg Short-Term Bank Yield Index rate (“BSBY”) plus the applicable rate of 1.90% to 2.50% determined based on FR’s consolidated current ratio, or, the base rate (as described below) plus the applicable rate of 0.40% to 1.00% determined based on FR’s consolidated current ratio.

As of March 31, 2022 and December 31, 2021 the applicable interest rate for revolving line of credit borrowings under the Floor Plan Facility was 2.38% and 2.31%, respectively. Under the Floor Plan Facility, revolving line of credit borrowings bear interest at a rate per annum equal to, at the Company’s option, either: (a) a floating BSBY rate, plus 2.25%, in the case of floating BSBY rate loans, or (b) a base rate determined by reference to the greatest of: (i) the federal funds rate plus 0.50%, (ii) the prime rate published by Bank of America, N.A. and (iii) the floating BSBY rate plus 1.75%, plus 0.75%, in the case of base rate loans. Additionally, under the Floor Plan Facility, the revolving line of credit borrowings are limited by a borrowing base calculation.

The Floor Plan Facility includes a flooring line aggregate interest reduction (“FLAIR”) offset account that allows the Company to transfer cash as an offset to the payables under the Floor Plan Facility. These transfers reduce the amount of liability outstanding under the floor plan borrowings that would otherwise accrue interest, while retaining the ability to withdraw amounts from the FLAIR offset account subject to the financial covenants under the Floor Plan Facility. As a result of using the FLAIR offset account, the Company experiences a reduction in floor plan interest expense in its consolidated statements of operations. As of March 31, 2022 and December 31, 2021, FR had $152.6 million and $92.1 million, respectively, in the FLAIR offset account. The maximum FLAIR percentage of outstanding floor plan borrowings is 35% under the Floor Plan Facility.

Management has determined that the credit agreements governing the Floor Plan Facility include subjective acceleration clauses, which could impact debt classification. Management has determined that no events have occurred at March 31, 2022 that would trigger a subjective acceleration clause. Additionally, the credit agreements governing the Floor Plan Facility contain certain financial covenants. FR was in compliance with all debt covenants at March 31, 2022 and December 31, 2021.

The following table details the outstanding amounts and available borrowings under the Floor Plan Facility as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31,	December 31,
	2022	2021
Floor Plan Facility
Notes payable - floor plan:
Total commitment	$1,700,000	$1,700,000
Less: borrowings, net	(1,237,208)	(1,011,345)
Less: flooring line aggregate interest reduction account	(152,619)	(92,108)
Additional borrowing capacity	310,173	596,547
Less: accounts payable for sold inventory	(77,468)	(28,036)
Less: purchase commitments	(129,580)	(34,612)
Unencumbered borrowing capacity	$103,125	$533,899

Revolving line of credit:	$70,000	$70,000
Less: borrowings	(20,885)	(20,885)
Additional borrowing capacity	$49,115	$49,115

Letters of credit:
Total commitment	$30,000	$30,000
Less: outstanding letters of credit	(11,500)	(11,500)
Additional letters of credit capacity	$18,500	$18,500

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

As of December 31, 2021, the Company had effectively finalized its 2019 Strategic Shift as it relates to closing locations, one-time termination benefits, and incremental reserve charges. The remaining potential ongoing charges under the 2019 Strategic Shift relate to lease termination costs and other associated costs relating to the leases of previously closed locations under the 2019 Strategic Shift. The process of identifying subtenants and negotiating lease terminations has been delayed in part due to the COVID-19 pandemic and is expected to continue. The timing of these negotiations will vary as both subleases and terminations are contingent on landlord approvals.

The Company currently estimates the total restructuring costs associated with the 2019 Strategic Shift to be in the range of $113.6 million to $133.6 million. The breakdown of the estimated restructuring costs are as follows:

●	one-time employee termination benefits relating to retail store or distribution center closures/divestitures of $1.2 million, all of which were incurred through December 31, 2020;
●	lease termination costs of $19.0 million to $34.0 million, of which $14.1 million has been incurred through March 31, 2022;
●	incremental inventory reserve charges of $57.4 million, all of which were incurred through December 31, 2021; and
●	other associated costs of $36.0 million to $41.0 million, of which $33.9 million has been incurred through March 31, 2022.

Through March 31, 2022, the Company has incurred $33.9 million of such other associated costs primarily representing labor, lease, and other operating expenses incurred during the post-close wind-down period for the locations related to the 2019 Strategic Shift. The additional amount of $2.1 million to $7.1 million represents similar costs that may be incurred through the year ending December 31, 2022 for locations that continue in a wind-down period, primarily comprised of lease costs accounted for under ASC 842, Leases, prior to lease termination. The Company intends to negotiate terminations of these leases where prudent and pursue sublease arrangements for the remaining leases. Lease costs may continue to be incurred after December 31, 2022 on these leases if the Company is unable to terminate the leases under acceptable terms or offset the lease costs through sublease arrangements. The foregoing lease termination cost estimate represents the expected cash payments to terminate certain leases but does not include the gain or loss from derecognition of the related operating lease assets and liabilities, which is dependent on the particular leases that will be terminated.

The following table details the costs incurred during the three months ended March 31, 2022 and 2021 associated with the 2019 Strategic Shift (in thousands):

	Three Months Ended March 31,
	2022	2021
Restructuring costs:
Lease termination costs(1)	178	1,431
Other associated costs(2)	2,023	3,067
Total restructuring costs	$2,201	$4,498

(1)	These costs were included in lease termination charges in the condensed consolidated statements of operations. This reflects termination fees paid, net of any gain from derecognition of the related operating lease assets and liabilities.
(2)	Other associated costs primarily represent labor, lease, and other operating expenses incurred during the post-close wind-down period for the locations related to the 2019 Strategic Shift. For the three months ended March 31, 2022 and March 31, 2021, costs of approximately $2.0 million and $3.1 million, respectively, were included in selling, general, and administrative expenses in the condensed consolidated statements of operations.

The following table details changes in the restructuring accrual associated with the 2019 Strategic Shift (in thousands):

	One-time	Lease	Other
	Termination	Termination	Associated
	Benefits	Costs (1)	Costs	Total
Balance at June 30, 2019	$—	$—	$—	$—
Charged to expense	1,008	1,350	4,321	6,679
Paid or otherwise settled	(286)	(1,350)	(4,036)	(5,672)
Balance at December 31, 2019	722	—	285	1,007
Charged to expense	231	10,532	16,835	27,598
Paid or otherwise settled	(953)	(10,532)	(16,346)	(27,831)
Balance at December 31, 2020	—	—	774	774
Charged to expense	—	1,650	10,684	12,334
Paid or otherwise settled	—	(1,650)	(10,532)	(12,182)
Balance as of December 31, 2021	—	—	926	926
Charged to expense	—	723	2,023	2,746
Paid or otherwise settled	—	—	(2,107)	(2,107)
Balance at March 31, 2022	$—	$723	$842	$1,565
(1)	Lease termination costs exclude the $1.3 million, $6.1 million, $0.2 million and $0.5 million of gains from the derecognition of the operating lease assets and liabilities relating to the terminated leases as part of the 2019 Strategic Shift for the six months ended December 31, 2019, for the years ended December 31, 2020 and 2021, and for the three months ended March 31, 2022, respectively.

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

Long-Lived Asset Impairment

During the three months ended March 31, 2022, the Company had no indicators of impairment of long-lived assets. During the three months ended March 31, 2021, the Company had indicators of impairment of the long-lived assets for certain of its closed locations relating to the 2019 Strategic Shift. As a result of updating certain assumptions in the long-lived asset impairment analysis for these closed locations, the Company determined that the fair value of the operating lease right-of-use assets were below their carrying value and were impaired. The long-lived asset impairment charge was calculated as the amount that the carrying value of the closed locations exceeded the estimated fair value, except that individual assets cannot be impaired below their individual fair values when that fair value can be determined without undue cost and effort. For these locations, the operating lease right-of-use assets were written down to their individual fair values with an impairment charge of $0.5 million for the three months ended March 31, 2021 and there were no other long-lived assets at those closed locations to allocate the remaining impairment charge.

5. Goodwill and Intangible Assets

Goodwill

The following is a summary of changes in the Company’s goodwill by segment for the three months ended March 31, 2022 (in thousands):

	Good Sam
	Services and	RV and
	Plans	Outdoor Retail	Consolidated
Balance as of December 31, 2021 (excluding impairment charges)	$70,713	$654,758	$725,471
Accumulated impairment charges	(46,884)	(194,953)	(241,837)
Balance as of December 31, 2021	23,829	459,805	483,634
Acquisitions	—	23,320	23,320
Balance as of March 31, 2022	$23,829	$483,125	$506,954

For the three months ended March 31, 2022 and 2021, the Company determined that there were no triggering events for an interim goodwill impairment test of its reporting units.

Intangible Assets

Finite-lived intangible assets and related accumulated amortization consisted of the following at March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022
	Cost or	Accumulated
	Fair Value	Amortization	Net
Good Sam Services and Plans:
Membership and customer lists	$9,140	(8,776)	$364
Websites	3,050	(355)	2,695
RV and Outdoor Retail:
Customer lists and domain names	5,626	(2,445)	3,181
Supplier lists	1,696	(509)	1,187
Trademarks and trade names	29,564	(18,756)	10,808
Websites	7,350	(4,135)	3,215
	$56,426	$(34,976)	$21,450

	December 31, 2021
	Cost or	Accumulated
	Fair Value	Amortization	Net
Good Sam Services and Plans:
Membership and customer lists	$9,140	$(8,748)	$392
Websites	2,500	(253)	2,247
RV and Outdoor Retail:
Customer lists and domain names	5,626	(2,298)	3,328
Supplier lists	1,696	(424)	1,272
Trademarks and trade names	29,564	(9,465)	20,099
Websites	7,185	(3,553)	3,632
	$55,711	$(24,741)	$30,970

During the three months ended March 31, 2022, the Company recorded $8.8 million of incremental accelerated amortization from the adjustment of the useful lives of certain trademark and trade name intangible assets relating to brands not traditionally associated with RVs that the Company is phasing out. These trademark and trade name intangible assets were fully amortized as of March 31, 2022.

6. Long-Term Debt

Outstanding long-term debt consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Term Loan Facility (1)	$1,364,560	$1,367,277
Real Estate Facilities (2)	22,486	22,896
Other Long-Term Debt	3,371	3,400
Subtotal	1,390,417	1,393,573
Less: current portion	(15,825)	(15,822)
Total	$1,374,592	$1,377,751

(1)	Net of $16.3 million and $16.8 million of original issue discount at March 31, 2022 and December 31, 2021, respectively, and $6.6 million and $6.9 million of finance costs at March 31, 2022 and December 31, 2021, respectively.
(2)	Net of $0.2 million of finance costs at each of March 31, 2022 and December 31, 2021.

Senior Secured Credit Facilities

As of March 31, 2022 and December 31, 2021, CWGS Group, LLC (the “Borrower”), a wholly-owned subsidiary of CWGS, LLC, was party to a credit agreement (the “Credit Agreement”) for a senior secured credit facility (the “Senior Secured Credit Facilities”). The Senior Secured Credit Facilities consist of a $1.4 billion term loan facility (the “Term Loan Facility”) and a $65.0 million revolving credit facility (the “Revolving Credit Facility”).

The funds available under the Revolving Credit Facility may be utilized for borrowings or letters of credit; however, a maximum of $25.0 million may be allocated to such letters of credit. The Revolving Credit Facility matures in June 2026 and the Term Loan Facility matures in June 2028. The Term Loan Facility requires mandatory principal payments in equal quarterly installments of $3.5 million. Additionally, the Company is required to prepay the term loan borrowings in an aggregate amount up to 50% of excess cash flow, as defined in the Credit Agreement, for such fiscal year depending on the Total Leverage Ratio (as defined by the Credit Agreement) beginning with the year ended December 31, 2022. The Company was not required to make an additional excess cash flow payment relating to 2021 and does not expect that an additional excess cash flow payment will be required relating to 2022.

Under the Senior Secured Credit Facilities, the Company has the ability to increase the amount of term loans or revolving loans in an aggregate amount not to exceed the greater of (a) a “fixed” amount set at $725.0 million and (b) 100% of consolidated EBITDA for the most recent four consecutive fiscal quarters on a pro forma basis (as defined in the Credit Agreement). The lenders under the Senior Secured Credit Facilities are not under any obligation to provide commitments in respect of any such increase.

As of March 31, 2022 and December 31, 2021, the average interest rate on the Term Loan Facility was 3.25%. The following table details the outstanding amounts and available borrowings under the Senior Secured Credit Facilities as of (in thousands):

	March 31,	December 31,
	2022	2021
Senior Secured Credit Facilities:
Term Loan Facility:
Principal amount of borrowings	$1,400,000	$1,400,000
Less: cumulative principal payments	(12,508)	(9,004)
Less: unamortized original issue discount	(16,310)	(16,826)
Less: unamortized finance costs	(6,622)	(6,893)
	1,364,560	1,367,277
Less: current portion	(14,015)	(14,015)
Long-term debt, net of current portion	$1,350,545	$1,353,262
Revolving Credit Facility:
Total commitment	$65,000	$65,000
Less: outstanding letters of credit	(4,930)	(4,930)
Additional borrowing capacity	$60,070	$60,070

The Senior Secured Credit Facilities are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by each of the Company’s existing and future domestic restricted subsidiaries with the exception of FreedomRoads Intermediate Holdco, LLC, the direct parent of FR, and FR, and its subsidiaries. The Credit Agreement contains certain restrictive covenants pertaining to, but not limited to, mergers, changes in the nature of the business, acquisitions, additional indebtedness, sales of assets, investments, and the payment of dividends subject to certain limitations and minimum operating covenants. Additionally, management has determined that the Senior Secured Credit Facilities include subjective acceleration clauses, which could impact debt classification. Management has determined that no events have occurred at March 31, 2022 that would trigger a subjective acceleration clause.

The Credit Agreement requires the Borrower and its subsidiaries to comply on a quarterly basis with a maximum Total Net Leverage Ratio (as defined in the Credit Agreement), which covenant is in effect only if, as of the end of each calendar quarter, the aggregate amount of borrowings under the revolving credit facility (including swingline loans), letters of credit and unreimbursed letter of credit disbursements outstanding at such time is greater than 35% of the total commitment on the Revolving Credit Facility (excluding (i) up to $15.0 million attributable to any outstanding undrawn letters of credit and (ii) any cash collateralized or backstopped letters of credit), as defined in the Credit Agreement. As of March 31, 2022, the Company was not subject to this covenant as borrowings under the Revolving Credit Facility did not exceed the 35% threshold. The Company was in compliance with all applicable debt covenants at March 31, 2022 and December 31, 2021.

Real Estate Facilities

In November 2018, September 2021 and December 2021, Camping World Property, Inc. (the ‘‘Real Estate Borrower’’), an indirect wholly-owned subsidiary of CWGS, LLC, and CIBC Bank USA (“Lender”), entered into loan and security agreements for real estate credit facilities (as amended from time to time, the “First Real Estate Facility”, the “Second Real Estate Facility”, and the “Third Real Estate Facility”, respectively, and collectively the “Real Estate Facilities”) with aggregate maximum principal capacities of $21.5 million, $9.0 million, and $10.1 million for the First Real Estate Facility, Second Real Estate Facility, and Third Real Estate Facility, respectively.

Borrowings under the Real Estate Facilities are guaranteed by CWGS Group, LLC, a wholly-owned subsidiary of CWGS, LLC. The Real Estate Facilities may be used to finance the acquisition of real estate assets. The Real Estate Facilities are secured by a first priority security interest on the real estate assets acquired with the proceeds of the Real Estate Facilities (“Real Estate Facility Properties”). The First Real Estate Facility, Second Real Estate Facility, and Third Real Estate Facility mature in October 2023, September 2026, and December 2026, respectively.

As of March 31, 2022, the First Real Estate Facility, Second Real Estate Facility, and the Third Real Estate Facility had outstanding principal balances of $4.1 million and $8.4 million, and $9.9 million, respectively, net of unamortized finance costs, and a weighted average interest rate of 2.91%. As of March 31, 2022, the Company had no available capacity under the Real Estate Facilities, since repaid amounts cannot be reborrowed under the Real Estate Facilities.

Management has determined that the credit agreements governing the Real Estate Facilities include subjective acceleration clauses, which could impact debt classification. Management has determined that no events have occurred at March 31, 2022 that would trigger a subjective acceleration clause. Additionally, the Real Estate Facilities are subject to certain cross default provisions, a debt service coverage ratio, and other customary covenants. The Company was in compliance with all debt covenants at March 31, 2022 and December 31, 2021.

Other Long-Term Debt

In December 2021, FRHP Lincolnshire, LLC, an indirect wholly-owned subsidiary of CWGS, LLC, assumed a mortgage as part of a real estate acquisition. This mortgage is secured by the acquired property and is guaranteed by CWGS Group, LC, a wholly-owned subsidiary of CWGS, LLC. As of March 31, 2022, the outstanding principal balance of the mortgage was $3.4 million with an interest rate of 3.50%. The mortgage matures in December 2026.

7. Lease Obligations

The following presents certain information related to the costs for leases where the Company is the lessee (in thousands):

	Three Months Ended March 31,
	2022	2021
Operating lease cost	$28,496	$29,159
Finance lease cost:
Amortization of finance lease assets	2,691	928
Interest on finance lease liabilities	987	491
Short-term lease cost	463	485
Variable lease cost	6,194	5,974
Sublease income	(393)	(466)
Net lease costs	$38,438	$36,571

As of March 31, 2022 and December 31, 2021, finance lease assets of $76.9 million and $75.7 million, respectively, were included in property and equipment, net in the accompanying condensed consolidated balance sheets.

The following presents supplemental cash flow information related to leases (in thousands):

	Three Months Ended March 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$28,873	$29,533
Operating cash flows for finance leases	962	467
Financing cash flows for finance leases	1,021	401
Lease assets obtained in exchange for lease liabilities:
New, remeasured and terminated operating leases	$13,341	$13,370
New, remeasured and terminated finance leases	3,875	10,102

Sale-Leaseback Arrangement

On February 8, 2022, FRHP Lincolnshire, LLC sold three properties for a total sale price of $28.0 million. Concurrent with the sale of these properties, the Company entered into three separate twenty-year lease agreements, whereby the Company will lease back the properties from the acquiring company. Under each lease agreement, FR has four consecutive options to extend the lease term for additional periods of five years for each option. This transaction is accounted for as a financing transaction. The Company recorded a liability for the amount received, will continue to depreciate the non-land portion of the assets, and has imputed an interest rate so that the net carrying amount of the financial liability and remaining assets will be zero at the end of the initial lease terms. The financial liability is included in other long-term liabilities in the condensed consolidated balance sheet as of March 31, 2022.

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

There have been no transfers of assets or liabilities between the fair value measurement levels and there were no material re-measurements to fair value during 2022 and 2021 of assets and liabilities that are not measured at fair value on a recurring basis.

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

	Fair Value	March 31, 2022		December 31, 2021
($ in thousands)	Measurement	Carrying Value	Fair Value	Carrying Value	Fair Value
Term Loan Facility	Level 2	$1,364,560	$1,401,367	$1,367,277	$1,382,372
Floor Plan Facility Revolving Line of Credit	Level 2	20,885	18,624	20,885	20,885
Real Estate Facilities	Level 2	22,486	21,639	22,896	22,981
Other Long-Term Debt	Level 2	3,371	3,187	3,400	3,400

9. Commitments and Contingencies

Litigation

On October 19, 2018, a purported stockholder of the Company filed a putative class action lawsuit, captioned Ronge v. Camping World Holdings, Inc. et al., in the United States District Court for the Northern District of Illinois against us, certain of the Company’s officers and directors, and Crestview Partners II GP, L.P. and Crestview Advisors, L.L.C (the “Ronge Complaint”). On August 5, 2020, the Court granted final approval of the class action settlement and the case was dismissed with prejudice.  The deadline to object to or appeal the settlement has passed. The Court entered the Order Authorizing Distribution of Net Settlement Fund to Authorized Claimants and Related Relief (“Distribution Order”) on April 12, 2022.  Upon expiration of the thirty-day period to appeal the Distribution Order, the claims administrator will begin distribution of the funds.

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

On April 17, 2019, a shareholder derivative suit styled Lincolnshire Police Pension Fund v. Camping World Holdings, Inc., et al., was filed in the Court of Chancery of the State of Delaware, alleging breaches of fiduciary duty for alleged failure to implement effective disclosure controls and internal controls over financial reporting and to properly oversee certain acquisitions and for alleged insider trading and unjust enrichment for compensation received during that time (the “LPPF Complaint”). The LPPF Complaint names the Company as nominal defendant, and names certain of the Company’s officers and directors, among others, as defendants and seeks compensatory damages, extraordinary equitable and/or injunctive relief, restitution and disgorgement, attorneys’ fees and costs, and any other and further relief the court deems just and proper. On May 30, 2019, the Court granted the parties’ joint motion to consolidate the Hunnewell and LPPF Complaints (as well as any future filed actions relating to the subject matter). On January 31, 2022, the Court granted in full Defendants’ motion to dismiss the Plaintiffs’ Amended Complaint with prejudice. On February 14, 2022, Plaintiff filed a notice of appeal, appealing the Court’s order dismissing the Amended Complaint. Plaintiffs’ appeal is expected to be fully briefed on or before May 17, 2022.

On August 6, 2019, two shareholder derivative suits, styled Janssen v. Camping World Holdings, Inc., et al., and Sandler v. Camping World Holdings, Inc. et al., were filed in the U.S. District Court for the District of Delaware. Both actions name the Company as a nominal defendant, and name certain of the Company’s officers and directors, Crestview Partners II GP, L.P. and Crestview Advisors, L.L.C. as defendants, and allege: (i) violations of Section 14(a) of the Securities Exchange Act for issuing proxy statements that allegedly omitted material information and allegedly included materially false and misleading financial statements; (ii) violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934, seeking contribution for causing the Company to issue allegedly false and misleading statements and/or allegedly omit material information in public statements and/or the Company’s filings concerning the Company’s financial performance, the effectiveness of internal controls to ensure accurate financial reporting, and the success and profitability of the integration and rollout of Gander Outdoors (now Gander RV) stores; (iii) breaches of fiduciary duty, unjust enrichment, abuse of control, and gross mismanagement for allegedly causing or allowing the Company to disseminate to Camping World shareholders materially misleading and inaccurate information through the Company’s SEC filings; and (iv) breach of fiduciary duties for alleged insider selling and misappropriation of information (together, the “Janssen and Sandler Complaints”). The Janssen and Sandler Complaints seek restitutionary and/or compensatory damages, injunctive relief, disgorgement of all profits, benefits, and other compensation obtained by certain of the Company’s officers and directors, attorneys’ fees and costs, and any other and further relief the court deems just and proper. The case is stayed while the parties confer regarding the schedule for further proceedings in the action.

On June 22, 2021, FreedomRoads filed a one-count complaint captioned FreedomRoads Holding Company, LLC v. Steve Weissmann in the Circuit Court of Cook County, Illinois against Steve Weissmann (“Weissmann”) for breach of contractual obligation under note guarantee (the “Note”). On October 8, 2021, Weissmann brought a counterclaim against FreedomRoads and Third-Party Defendants Marcus Lemonis, NBCUniversal Media, LLC, the Consumer National Broadcasting Company, CWH, and Machete Productions (“Machete”) (the “Weissmann Counterclaim”), in which he alleges claims in connection with the Note and his appearance on the reality television show The Profit. Weissmann alleges the following causes of action against FreedomRoads and all third-party defendants, including CWH: (i) fraud; (ii) fraud in the inducement; (iii) fraudulent concealment; (iv) breach of fiduciary duty; (v) defamation; (vi) defamation per se; (vii) false light; (viii) intentional infliction of emotional distress; (ix) negligence; (v) unjust enrichment; and (vi) RICO § 1962. Weissmann seeks costs and damages in an amount to be proven at trial but no less than the amount in the Note (approximately $2.5 million); in connection with his RICO claim, Weissmann asserts he is entitled to damages in the amount of three times the Note. On February 18, 2022, NBCUniversal, CNBC, and Machete filed a motion to compel arbitration (the “NBC Arbitration Motion”) which was joined by all defendants, including FreedomRoads, Marcus Lemonis, and Camping World, Inc. As of April 11, 2022, the NBC Arbitration Motion has been fully briefed.

On November 10, 2021, Tumbleweed Tiny House Company, Inc. filed a complaint regarding FreedomRoads, Marcus Lemonis, NBCUniversal Media, LLC, CWH, and Machete Productions in which Tumbleweed alleges claims in connection with the Note and its appearance on the reality television show The Profit. Tumbleweed alleges the following claims against the defendants, including FreedomRoads and CWH: (i) fraud; (ii) false promise; (iii) breach of fiduciary duty (and aiding and abetting the same); (iv) breach of contract; (v) breach of oral contract; (vi) tortious interference with prospective economic advantage; (vii) fraud in the inducement; (viii) negligent misrepresentation; (ix) fraudulent concealment; (x) conspiracy; (xi) unlawful business practices; (xii) defamation; and (xiii) declaratory judgment. On April 21, 2022, the Court granted a motion to compel arbitration filed by NBCUniversal and joined by all defendants, including FreedomRoads, CWH, and Marcus Lemonis.

No assurance can be made that these or similar suits will not result in a material financial exposure in excess of insurance coverage, which could have a material adverse effect upon the Company’s financial condition and results of operations.

From time to time, the Company is involved in other litigation arising in the normal course of business operations.

Financial Assurances

In the normal course of business, the Company obtains standby letters of credit and surety bonds from financial institutions and other third parties. These instruments guarantee the Company’s own future performance and provide third parties with financial and performance assurance in the event that the Company does not perform. These instruments support a wide variety of the Company’s business activities. As of March 31, 2022 and December 31, 2021, outstanding standby letters of credit issued through our Floor Plan Facility were $11.5 million and $11.5 million, respectively, and outstanding standby letters of credit issued through the Senior Secured Credit Facilities were $4.9 million and $4.9 million, respectively (see Note 4 — Inventories and Floor Plan Payables and Note 9 — Long-Term Debt). As of March 31, 2022 and December 31, 2021, outstanding surety bonds were $19.9 million and $19.1 million, respectively. The underlying liabilities insured by these instruments are reflected on the Company’s accompanying consolidated balance sheets, where applicable. Therefore, no additional liability is reflected for the letters of credit and surety bonds themselves.

10. Statement of Cash Flows

Supplemental disclosures of cash flow information for the following periods (in thousands) were as follows:

	Three Months Ended March 31,
	2022	2021
Cash paid during the period for:
Interest	$18,894	$14,530
Income taxes	1,412	400
Non-cash investing activities:
Leasehold improvements paid by lessor	—	4
Vehicles transferred to property and equipment from inventory	255	305
Capital expenditures in accounts payable and accrued liabilities	9,674	6,491
Non-cash financing activities:
Par value of Class A common stock issued in exchange for common units in CWGS, LLC	1	30
Cost of treasury stock issued for vested restricted stock units	4,749	1,318

11. Acquisitions

During the three months ended March 31, 2022 and 2021, subsidiaries of the Company acquired the assets of multiple RV dealerships that constituted businesses under accounting rules. The Company used cash to complete the acquisitions. The Company considers acquisitions of independent dealerships to be a fast and capital efficient alternative to opening new retail locations to expand its business and grow its customer base. The acquired businesses were recorded at their estimated fair values under the acquisition method of accounting. The balance of the purchase prices in excess of the fair values of net assets acquired were recorded as goodwill.

During the three months ended March 31, 2022, the RV and Outdoor Retail segment acquired the assets of various RV dealerships comprised of two locations for an aggregate purchase price of approximately $34.8 million plus real property of $12.1 million.

During the three months ended March 31, 2021, the RV and Outdoor Retail segment acquired the assets of various RV dealerships comprised of three locations for an aggregate purchase price of approximately $10.4 million plus real property of $6.7 million. One of these acquired locations opened after March 31, 2021 once facility improvements were completed.

The estimated fair values of the assets acquired and liabilities assumed for the acquisitions of dealerships consist of the following:

	Three Months Ended March 31,
($ in thousands)	2022	2021
Tangible assets (liabilities) acquired (assumed):
Inventories, net	11,425	3,318
Prepaid expenses and other assets	13	—
Property and equipment, net	70	188
Accrued liabilities	(20)	(112)
Total tangible net assets acquired	11,488	3,394
Goodwill	23,320	7,012
Cash paid for acquisitions, net of cash acquired	34,808	10,406
Inventory purchases financed via floor plan	(5,876)	—
Cash payment net of floor plan financing	$28,932	$10,406

The fair values above for the three months ended March 31, 2022 are preliminary as they are subject to measurement period adjustments for up to one year from the date of acquisition as new information is obtained about facts and circumstances that existed as of the acquisition date relating to the valuation of the acquired assets, primarily the acquired inventories. For the three months ended March 31, 2021, the fair values above represent measurement period adjustments for valuation of acquired inventories relating to dealership acquisitions during the year ended December 31, 2021. The primary items that generated the goodwill are the value of the expected synergies between the acquired businesses and the Company and the acquired assembled workforce, neither of which qualify for recognition as a separately identified intangible asset. For the three months ended March 31, 2022 and 2021, acquired goodwill of $23.3 million and $7.0 million, respectively, is expected to be deductible for tax purposes. Included in the three months ended March 31, 2022 condensed consolidated financial results were $4.9 million of revenue, and $0.3 million of pre-tax income, respectively of the acquired dealerships from the applicable acquisition dates. Included in the three months ended March 31, 2021 condensed consolidated financial results were $0.01 million of revenue, and $0.2 million of pre-tax loss, respectively of the acquired dealerships from the applicable acquisition dates. Pro forma information on these acquisitions has not been included, because the Company has deemed them to not be individually or cumulatively material.

12. Income Taxes

CWH is organized as a Subchapter C corporation and, as of March 31, 2022, is a 49.8% owner of CWGS, LLC (see Note 14 — Stockholders’ Equity and Note 15 — Non-Controlling Interests). CWGS, LLC is organized as a limited liability company and treated as a partnership for U.S. federal and most applicable state and local income tax purposes and as such, is generally not subject to any U.S. federal entity-level income taxes with the exception of Americas Road and Travel Club, Inc., Camping World, Inc. (“CW”), and FreedomRoads RV, Inc. and their wholly-owned subsidiaries, which are Subchapter C corporations.

As further described in Note 1 — Summary of Significant Accounting Policies — COVID-19, in response to the COVID-19 pandemic, many governments have enacted or are contemplating measures to provide aid and economic stimulus. These measures may include deferring the due dates of income tax and payroll tax payments or other changes to their income and non-income-based tax laws. The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020 in the U.S., includes measures to assist companies, including temporary changes to income and non-income-based tax laws. For the three months ended March 31, 2022, there were no material tax impacts to the Company’s condensed consolidated financial statements as it relates to COVID-19 measures other than the deferral of non-income-based payroll taxes under the CARES Act of $14.6 million as of March 31, 2022 and December 31, 2021 which were included in accrued liabilities in the condensed consolidated balance sheets. The Company will continue to monitor additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service and others. Furthermore, on March 11, 2021 the American Rescue Plan Act, a $1.9 trillion tax-and-spending package aimed at addressing the continuing economic and health impacts of the coronavirus pandemic, was enacted. The American Rescue Plan Act provisions do not have a material impact on the Company’s income tax expense and effective tax rate.

For the three months ended March 31, 2022, the Company's effective income tax rate was 16.4%, which differed from the federal statutory rate of 21.0% primarily due to a portion of the Company’s earnings being attributable to non-controlling interests in limited liability companies, which are not subject to corporate level taxes, net of income tax benefits of $0.7 million related to current state combined unitary losses. For the three months ended March 31, 2021, the Company’s effective income tax rate was 1.4% due to a portion of the Company’s earnings being attributable to non-controlling interests in limited liability companies, which are not subject to corporate level taxes and income tax benefits of $14.9 million recorded in the three months ended March 31, 2021 related to the release of the valuation allowance on deferred tax assets at CW that can now be included in state combined unitary income tax returns and $4.1 million for the revaluation of deferred tax assets as a result of increased state tax rates. Also for the three months ended March 31, 2022, the Company reduced its deferred tax asset by $9.4 million relating to CWH’s investment in CWGS, LLC for the change in ownership of CWGS, LLC from the treasury stock repurchase of 2.6 million shares of Class A common stock (see Note 14 — Stockholders’ Equity). These treasury stock repurchases result in a commensurate reduction in common units in CWGS, LLC held by CWH.

The Company evaluates its deferred tax assets on a quarterly basis to determine if they can be realized and establishes valuation allowances when it is more likely than not that all or a portion of the deferred tax assets may not be realized. At March 31, 2022 and December 31, 2021, the Company determined that all of its deferred tax assets (except those of CW and the Outside Basis Deferred Tax Asset discussed below) are more likely than not to be realized. The Company maintains a valuation allowance against the deferred tax assets of CW, excluding certain state deferred tax assets included in the state combined unitary income tax returns, since it was determined that it is more likely than not, based on available objective evidence, that CW would have insufficient taxable income in the current or carryforward periods under the tax laws to realize the future tax benefits for this portion of its deferred tax assets. The Company maintains a valuation allowance against the Outside Basis Deferred Tax Asset pertaining to the portion that is not amortizable for tax purposes, since the Company would likely only realize the non-amortizable portion of the Outside Basis Deferred Tax Asset if the investment in CWGS, LLC was divested.

The Company is party to the Tax Receivable Agreement that provides for the payment by the Company to the Continuing Equity Owners and Crestview Partners II GP, L.P. of 85% of the amount of tax benefits, if any, the Company actually realizes, or in some circumstances is deemed to realize, as a result of (i) increases in the tax basis from the purchase of common units from Crestview Partners II GP, L.P. in exchange for Class A common stock in connection with the consummation of the IPO and the related transactions and any future redemptions that are funded by the Company and any future redemptions or exchanges of common units by Continuing Equity Owners as described above and (ii) certain other tax benefits attributable to payments made under the Tax Receivable Agreement. During the three months ended March 31, 2022 and 2021, 50,000 and 3,029,328 common units in CWGS, LLC, respectively, were exchanged for Class A common stock subject to the provisions of the Tax Receivable Agreement. The Company recognized a liability for the Tax Receivable Agreement payments due to those parties that redeemed common units, representing 85% of the aggregate tax benefits the Company expects to realize from the tax basis increases related to the exchange, after concluding it was probable that the Tax Receivable Agreement payments would be paid based on estimates of future taxable income. As of March 31, 2022 and December 31, 2021, the amount of Tax Receivable Agreement payments due under the Tax Receivable Agreement was $182.8 million and $182.4 million, respectively, of which $11.3 million at each of March 31, 2022 and December 31, 2021 was included in the current portion of the Tax Receivable Agreement liability in the condensed consolidated balance sheets.

The Tax Receivable Agreement liability and the related Deferred Tax Assets for the Tax Receivable Agreement liability and the investment in CWGS, LLC increased $0.4 million and $0.5 million, respectively, as a result of a Continuing Equity Owner’s redemption of 50,000 common units in CWGS, LLC for 50,000 shares of the Company’s Class A common stock during the three months ended March 31, 2022 and were recorded to additional paid-in capital (see the condensed consolidated statements of stockholders’ equity). Payments pursuant to the Tax Receivable Agreement relating to this redemption would begin during the year ending December 31, 2023.

The Tax Receivable Agreement liability and the related Deferred Tax Assets for the Tax Receivable Agreement liability and the investment in CWGS, LLC increased $26.1 million and $30.7 million, respectively, as a result of Continuing Equity Owner’s, primarily Crestview Partners II GP, L.P., combined redemption of 3.0 million common units in CWGS, LLC for 3.0 million shares of the Company’s Class A common stock during the three months ended March 31, 2021 and were recorded to additional paid-in capital (see the condensed consolidated statements of stockholders’ equity). Payments pursuant to the Tax Receivable Agreement relating to these redemptions began during the year ending December 31, 2022.

13. Related Party Transactions

Transactions with Directors, Equity Holders and Executive Officers

FreedomRoads leases various retail locations from managers and officers. During the three months ended March 31, 2022 and 2021, the related party lease expense for these locations were $0.6 million and $0.5 million, respectively.

In January 2012, FreedomRoads entered into a lease for the offices in Lincolnshire, Illinois, which was amended in March 2013 and November 2019 (the “Lincolnshire Lease”). For the three months ended March 31, 2022 and 2021, rental payments for the Lincolnshire Lease, including common area maintenance charges, were each $0.2 million. The Company’s Chairman and Chief Executive Officer has personally guaranteed the Lincolnshire Lease.

As of March 31, 2022 and December 31, 2021, the Company had an expense reimbursement payable to Mr. Lemonis of $0.1 million and $0.1 million, respectively, relating primarily to advertising expenses for the Company that were processed through Mr. Lemonis’ social media accounts.

Other Transactions

The Company does business with certain companies in which Mr. Lemonis has a direct or indirect material interest. The Company purchased fixtures for interior store sets at the Company’s retail locations from Precise Graphix. Mr. Lemonis has had a 67% economic interest in Precise Graphix, which is currently in dispute. The Company is not a party to the dispute. The Company received refunds from Precise Graphix totaling $0.2 million in the three months ended March 31, 2021.

The Company paid Kaplan, Strangis and Kaplan, P.A., of which Andris A. Baltins is a member, and a member of the Company’s board of directors, $0.1 million and $0.1 million during the three months ended March 31, 2022 and 2021, respectively, for legal services.

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

CWH is the sole managing member of CWGS, LLC and CWH has had and continues to have the sole voting power in, and controls the management of, CWGS, LLC. CWH’s position as sole managing member of CWGS, LLC includes periods where CWH held a minority economic interest in CWGS, LLC. Accordingly, the Company consolidated the financial results of CWGS, LLC and reported a non-controlling interest in its consolidated financial statements.

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

Stock Repurchase Program

In October 2020, the Company’s Board of Directors initially authorized a stock repurchase program for the repurchase of up to $100.0 million of the Company’s Class A common stock, expiring on October 31, 2022. In August 2021 and January 2022, the Company’s Board of Directors authorized increases to the stock repurchase program for the repurchase of up to an additional $125.0 million and $152.7 million, respectively, of the Company’s Class A common stock and extended the stock repurchase program to expire on August 31, 2023 and December 31, 2025, respectively. Repurchases under the program are subject to any applicable limitations on the availability of funds to be distributed to the Company by CWGS, LLC to fund repurchases and may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases to be determined at the Company’s discretion, depending on market conditions and corporate needs. Open market repurchases will be structured to occur in accordance with applicable federal securities laws, including within the pricing and volume requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The Company may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of its shares under this authorization. This program does not obligate the Company to acquire any particular amount of Class A common stock and the program may be extended, modified, suspended or discontinued at any time at the Board’s discretion. The Company expects to fund the repurchases using cash on hand.

During the three months ended March 31, 2022, the Company repurchased 2,592,524 shares of Class A common stock under this program for approximately $79.8 million, including commissions paid, at a weighted average price per share of $30.76, which is recorded as treasury stock on the condensed consolidated balance sheets. Class A common stock held as treasury stock is not considered outstanding. During the three months ended March 31, 2022, the Company reissued 99,907 shares of Class A common stock from treasury stock to settle the exercises of stock options and vesting of restricted stock units. As of March 31, 2022, the remaining approved amount for repurchases of Class A common stock under the share repurchase program was approximately $120.2 million.

15. Non-Controlling Interests

As described in Note 14 — Stockholders’ Equity, CWH is the sole managing member of CWGS, LLC and, as a result, consolidates the financial results of CWGS, LLC. The Company reports a non-controlling interest representing the common units of CWGS, LLC held by Continuing Equity Owners. Changes in CWH’s ownership interest in CWGS, LLC while CWH retains its controlling interest in CWGS, LLC will be accounted for as equity transactions. As such, future redemptions or direct exchanges of common units of CWGS, LLC by the Continuing Equity Owners will result in a change in ownership and reduce or increase the amount recorded as non-controlling interest and increase or decrease additional paid-in capital when CWGS, LLC has positive or negative net assets, respectively. At the end of each period, the Company will record a non-controlling interest adjustment to additional paid-in capital such that the non-controlling interest on the condensed consolidated balance sheet is equal to the non-controlling interest’s ownership share of the underlying CWGS, LLC net assets (see the condensed consolidated statement of stockholders’ equity).

The following table summarizes the CWGS, LLC common unit ownership by CWH and the Continuing Equity Owners:

	As of March 31, 2022		As of December 31, 2021
	Common Units	Ownership %	Common Units	Ownership %
CWH	41,688,339	49.8%	44,130,956	51.2%
Continuing Equity Owners	42,044,536	50.2%	42,094,536	48.8%
Total	83,732,875	100.0%	86,225,492	100.0%

The following table summarizes the effects of changes in ownership in CWGS, LLC on the Company’s equity:

	Three Months Ended March 31,
($ in thousands)	2022	2021
Net income attributable to Camping World Holdings, Inc.	$44,730	$62,322
Transfers to non-controlling interests:
Decrease in additional paid-in capital as a result of the purchase of common units from CWGS, LLC with proceeds from the exercise of stock options	(111)	(1,012)
Decrease in additional paid-in capital as a result of the vesting of restricted stock units	(4,067)	(1,220)
Increase (decrease) in additional paid-in capital as a result of repurchases of Class A common stock for withholding taxes on vested RSUs	243	(25)
Increase in additional paid-in capital as a result of repurchases of Class A common stock for treasury stock	28,398	—
Increase in additional paid-in capital as a result of the redemption of common units of CWGS, LLC	416	22,926
Change from net income attributable to Camping World Holdings, Inc. and transfers to non-controlling interests	$69,609	$82,991

16. Equity-based Compensation Plans

The following table summarizes the equity-based compensation that has been included in the following line items within the consolidated statements of operations during:

	Three Months Ended March 31,
($ in thousands)	2022	2021
Equity-based compensation expense:
Costs applicable to revenue	$141	$158
Selling, general, and administrative	11,533	5,951
Total equity-based compensation expense	$11,674	$6,109

The following table summarizes stock option activity for the three months ended March 31, 2022:

Stock Options
(in thousands)
Outstanding at December 31, 2021	272
Exercised	(11)
Forfeited	(1)
Outstanding at March 31, 2022	260
Options exercisable at March 31, 2022	260

The following table summarizes restricted stock unit activity for the three months ended March 31, 2022:

Restricted
Stock Units
(in thousands)
Outstanding at December 31, 2021	4,177
Granted	150
Vested	(130)
Forfeited	(161)
Outstanding at March 31, 2022	4,036

During the three months ended March 31, 2022, the Company granted 149,833 RSUs to employees with an aggregate grant date fair value of $3.3 million and weighted-average grant date fair value of $22.29 per RSU, which will be recognized, net of forfeitures, over a vesting period of five years.

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

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

	Three Months Ended March 31,
(In thousands except per share amounts)	2022	2021
Numerator:
Net income	$107,299	$147,425
Less: net income attributable to non-controlling interests	(62,569)	(85,103)
Net income attributable to Camping World Holdings, Inc. — basic	$44,730	$62,322
Add: reallocation of net income attributable to non-controlling interests from the assumed dilutive effect of stock options and RSUs	332	—
Add: reallocation of net income attributable to non-controlling interests from the assumed exchange of common units of CWGS, LLC for Class A common stock	—	63,980
Net income attributable to Camping World Holdings, Inc. — diluted	$45,062	$126,302
Denominator:
Weighted-average shares of Class A common stock outstanding — basic	43,553	43,584
Dilutive options to purchase Class A common stock	88	165
Dilutive restricted stock units	574	955
Dilutive common units of CWGS, LLC that are convertible into Class A common stock	—	45,534
Weighted-average shares of Class A common stock outstanding — diluted	44,215	90,238

Earnings per share of Class A common stock — basic	$1.03	$1.43
Earnings per share of Class A common stock — diluted	$1.02	$1.40

Weighted-average anti-dilutive securities excluded from the computation of diluted earnings per share of Class A common stock:
Restricted stock units	1,632	1
Common units of CWGS, LLC that are convertible into Class A common stock	42,045	—

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

Reportable segment revenue; segment income; floor plan interest expense; depreciation and amortization; other interest expense, net; and total assets are as follows:

	Three Months Ended March 31, 2022
	Good Sam	RV and
	Services	Outdoor	Intersegment
($ in thousands)	and Plans	Retail	Eliminations	Total
Revenue:
Good Sam services and plans	$44,829	$—	$(270)	$44,559
New vehicles	—	836,572	(1,613)	834,959
Used vehicles	—	403,818	(786)	403,032
Products, service and other	—	215,218	(245)	214,973
Finance and insurance, net	—	157,783	(4,405)	153,378
Good Sam Club	—	11,495	—	11,495
Total consolidated revenue	$44,829	$1,624,886	$(7,319)	$1,662,396

	Three Months Ended March 31, 2021
	Good Sam	RV and
	Services	Outdoor	Intersegment
($ in thousands)	and Plans	Retail	Eliminations	Total
Revenue:
Good Sam services and plans	$40,912	$—	$(41)	$40,871
New vehicles	—	823,775	(1,799)	821,976
Used vehicles	—	295,029	(772)	294,257
Products, service and other	—	251,590	(320)	251,270
Finance and insurance, net	—	141,620	(3,366)	138,254
Good Sam Club	—	11,153	—	11,153
Total consolidated revenue	$40,912	$1,523,167	$(6,298)	$1,557,781

	Three Months Ended March 31,
($ in thousands)	2022	2021
Segment income:(1)
Good Sam Services and Plans	$21,172	$21,183
RV and Outdoor Retail	151,499	159,036
Total segment income	172,671	180,219
Corporate & other	(4,277)	(2,352)
Depreciation and amortization	(25,535)	(12,701)
Other interest expense, net	(14,301)	(12,223)
Tax Receivable Agreement liability adjustment	—	(3,520)
Other income, net	(223)	45
Income (loss) before income taxes	$128,335	$149,468
	—	—
(1)	Segment income is defined as income from operations before depreciation and amortization plus floor plan interest expense.

	Three Months Ended March 31,
($ in thousands)	2022	2021
Depreciation and amortization:
Good Sam Services and Plans	$790	$809
RV and Outdoor Retail	24,745	11,892
Total depreciation and amortization	$25,535	$12,701

	Three Months Ended March 31,
($ in thousands)	2022	2021
Other interest expense, net:
Good Sam Services and Plans	$—	$—
RV and Outdoor Retail	2,751	1,802
Subtotal	2,751	1,802
Corporate & other	11,550	10,421
Total other interest expense, net	$14,301	$12,223

	March 31,	December 31,
($ in thousands)	2022	2021
Assets:
Good Sam Services and Plans	$77,791	$158,988
RV and Outdoor Retail	4,355,236	3,849,217
Subtotal	4,433,027	4,008,205
Corporate & other	294,508	364,724
Total assets	$4,727,535	$4,372,929

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes included in Part I, Item 1 of this Form 10-Q, as well as our Annual Report on Form 10-K for the year ended December 31, 2021 (the “Annual Report”). This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various important factors, including those set forth under “Risk Factors” included in Part I, Item 1A of our Annual Report, Part II, Item 1A of this Form 10-Q, the “Cautionary Note Regarding Forward-Looking Statements” in this Form 10-Q and in other parts of this Form 10-Q. Except to the extent that differences among reportable segments are material to an understanding of our business taken as a whole, we present the discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations on a consolidated basis.

For purposes of this Form 10-Q, we define an "Active Customer" as a customer who has transacted with us in any of the eight most recently completed fiscal quarters prior to the date of measurement. Unless otherwise indicated, the date of measurement is March 31, 2022, our most recently completed fiscal quarter.

Overview

Camping World Holdings, Inc. (together with its subsidiaries) is America’s largest retailer of recreational RVs and related products and services. Our vision is to build a long-term legacy business that makes RVing fun and easy, and our Camping World and Good Sam brands have been serving RV consumers since 1966. We strive to build long-term value for our customers, employees, and shareholders by combining a unique and comprehensive assortment of RV products and services with a national network of RV dealerships, service centers and customer support centers along with the industry’s most extensive online presence and a highly-trained and knowledgeable team of associates serving our customers, the RV lifestyle, and the communities in which we operate. We also believe that our Good Sam organization and family of programs and services uniquely enables us to connect with our customers as stewards of the RV lifestyle. On March 31, 2022, we operated a total of 190 retail locations, with 189 of these selling and/or servicing RVs. See Note 1 – Summary of Significant Accounting Policies to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

We announced a number of initiatives heading into 2022, including an online RV sales process, service bay expansion, the addition of design centers to our existing store footprint, and continued expansion through dealership acquisitions. We have also announced a number of land acquisitions in anticipation of constructing new stores. See “Liquidity and Capital Resources” elsewhere in this Part I, Item 2 of this Form 10-Q for a discussion of the expected cash requirements in 2022 for new dealership locations. We expect the cash requirements of the other announced initiatives to be in the range of $25.0 million to $50.0 million.

Good Sam Rentals, which is a peer-to-peer RV rental marketplace that can be accessed at RVRentals.com, was launched during the third quarter of 2021 and the financial results and cash needs to date were immaterial. Our previously announced mobile RV technician marketplace is expected to launch in 2022, with nominal further investment.

Segments

We have the following two reportable segments: (i) Good Sam Services and Plans, and (ii) RV and Outdoor Retail. See Note 18 — Segment Information to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

COVID-19

As discussed in Note 1 — Summary of Significant Accounting Policies — COVID-19 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q, the COVID-19 pandemic has had a primarily favorable impact on our business beginning in May 2020.

Within a few months of the initial significant outbreaks of COVID-19 in the U.S., we experienced elevated demand for RVs and many of our related products and services. We believe that consumers view RVs as a safer alternative to many other travel and recreational activities, in addition to an opportunity to enjoy the outdoors after many consumers spent much of their time at home during portions of the pandemic. We believe this has led to an introduction of many new customers to the RV lifestyle and a greater appreciation of outdoor activities. For much of the COVID-19 pandemic, demand and interest in new and used vehicles outpaced vehicle supply. Beginning in September 2021, we were able to procure more new vehicles from our suppliers than were sold.

We have been implementing marketing and operational plans to optimize our leadership position through the pandemic. We have adapted our sales practices to accommodate customers’ safety concerns in this COVID-19 environment, such as offering virtual tours of RVs and providing home delivery options. Historically, most of our consumer shows and events took place during the first quarter. As a consequence of COVID-19, we held one in-person consumer show in 2021, compared to 37 in-person consumer shows held prior to the pandemic in 2019, and we plan to hold fewer than five in-person consumer shows in 2022. We have held several of our virtual RV Show events beginning in 2020 and have continued these virtual shows in 2022.

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

Cybersecurity Incident

We rely on the integrity, security and successful functioning of our information technology systems and network infrastructure (collectively, “IT Systems”) across our operations. In February 2022, we announced that we had experienced a cybersecurity incident that resulted in the encryption of certain IT Systems and theft of certain data and information (the “Cybersecurity Incident”). The Cybersecurity Incident resulted in our temporary inability to access certain of our IT Systems, caused by the disabling of some of our IT Systems by the threat actor and our temporarily taking certain other IT Systems offline as a precautionary measure. We engaged leading outside forensics and cybersecurity experts, launched containment and remediation efforts and a forensic investigation. The forensic investigation is now complete and we have restored and are taking measures to enhance our IT Systems. We are continuing to evaluate the full scope and content of our lost or stolen data but believe that certain personal information was stolen. We will assess and comply with any notification requirements to the extent applicable under federal or state law.  We also are continuing to coordinate with law enforcement.

We have incurred costs related to investigation, containment, and remediation and expect to continue to incur incremental costs for the investigation and remediation of the Cybersecurity Incident, including legal and other professional fees, and investments to enhance the security of our IT Systems. Other actual and potential consequences include, but are not limited to, negative publicity, reputational damage, lost trust with customers, regulatory enforcement action, and litigation that could result in financial judgments or the payment of settlement amounts and disputes with insurance carriers concerning coverage. We do not expect that the Cybersecurity Incident will cause future disruptions to our business and, based on information currently known, we do not believe that the Cybersecurity Incident will have a material impact on our business, results of operations or financial condition. We, however, have not yet been able to estimate all incremental costs resulting from the Cybersecurity Incident, which may exceed insurance policy limits, and therefore no assurances can be given as we continue to assess the full impact from the Cybersecurity Incident.

Industry Trends

In late 2019, demand for new RVs across the overall RV industry began improving. Wholesale shipments of new RVs increased 13.2% in the first two months of 2020 according to the RV Industry Association’s survey of manufacturers. With the COVID-19 crisis causing many state and local governments to issue “stay-at-home” and “shelter-in-place” restrictions in mid-to-late March, sales and traffic levels across the RV industry declined significantly in April 2020. In response to the COVID-19 pandemic, many RV manufacturers, including Thor Industries, Forest River, Inc., and Winnebago Industries, temporarily suspended production from late March to mid-May. This led to a 44.6% decrease in wholesale shipments of new RVs for the three month period of March, April, and May 2020, according to the RV Industry Association’s survey of manufacturers.

The RV industry posted record shipments in both the third and fourth quarters of 2020, according to the RV Industry Association. Wholesale shipments of RVs for the second half of 2020 increased 34.2% over the comparable period in 2019. For the year ended December 31, 2020 total RV shipments increased 6.0% versus the comparable period in 2019, with the travel trailer group showing the largest increase. Wholesale shipments for 2021 were 600,240 units, a new record for RV shipments for any year. Shipments for the year ended December 31, 2021 increased 39.5% over the year ended December 31, 2020 and surpassed 2017, the previous record year, by 19.0%. Wholesale shipments for the first quarter of 2022 were 15.5% over the first quarter of 2021.

Thor Industries, our largest supplier of RVs, disclosed in their Form 10-Q for the three months ended January 31, 2022 filed with the Securities and Exchange Commission on March 9, 2022 that their North American RV order backlog had increased substantially, and also disclosed that they had experienced supply constraints and shortages of various RV component parts as a result of the current market conditions and the COVID-19 pandemic, which they attempt to minimize, when possible, by identifying alternate suppliers. These potential supply constraints were not unique to Thor Industries as suppliers in the RV industry attempted to meet the high demand for RV products combined with shipping delays, as described above, in the midst of the COVID-19 pandemic, which created a shortage of RV new unit inventory.

In light of this shortage, we have taken steps to add new private label lines, expand our relationships with smaller RV manufacturers, and increased our focus on acquiring used inventory to help manage risks in our supply chain. As mentioned above, our ability to procure new vehicles improved beginning in September 2021 and we reached a consistent rate of replenishment, regarding new vehicles, by the middle of the three months ended March 31, 2022. However, the per unit cost of new vehicles has been significantly higher than we experienced prior to the COVID-19 pandemic, which was largely driven by the RV manufacturers’ supply constraints described above and the strong demand for new vehicles. These higher costs have been fully mitigated by the higher average selling prices on new vehicles, which has resulted in higher new vehicle gross margins. We expect average selling prices to decrease as industry-wide supply begins to normalize, which would reduce new vehicle gross margins. We will continue to evaluate supplier pricing, among other criteria, as part of our vehicle procurement process.

Strategic Shift

In 2019, we made a strategic decision to refocus our business around our core RV competencies. During the three months ended March 31, 2022, we completed our analysis of our retail product offerings that are not RV related as part of the 2019 Strategic Shift. The information available at the inception of the 2019 Strategic Shift relating to these product categories was incomplete based on the relative immaturity of the locations offering these products and was further delayed by the impact of COVID-19 on consumer buying behavior (see COVID-19 in Part I, Item 2 of this Form 10-Q). The Company does not expect to close additional locations or incur further one-time termination benefits or incremental reserve charges in connection with the 2019 Strategic Shift. The remaining potential ongoing charges under the 2019 Strategic Shift relate to lease termination costs and other associated costs relating to the leases of previously closed locations under the 2019 Strategic Shift. The process of identifying subtenants and negotiating lease terminations has been delayed in part due to the ongoing COVID-19 pandemic and is expected to continue. The timing of these negotiations will vary as both subleases and terminations are contingent on landlord approvals. See Note 4 — Restructuring and Long-Lived Asset Impairment to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

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

More specifically, as discussed in Note 12 — Income Taxes to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q, CWH is organized as a Subchapter C corporation and, as of March 31, 2022, is a 49.8% owner of CWGS, LLC (see Note 14 — Stockholders’ Equity and Note 15 — Non-Controlling Interests to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q). CWGS, LLC is organized as a limited liability company and treated as a partnership for U.S. federal and most applicable state and local income tax purposes and, as such is generally not subject to any U.S. federal entity-level income taxes (“Pass-Through”), with the exception of Americas Road and Travel Club, Inc., Camping World, Inc. (“CW”), and FreedomRoads RV, Inc. and their wholly-owned subsidiaries, which are Subchapter C corporations (“C-Corp”) embedded within the CWGS, LLC structure.

CWH receives an allocation of its share of the net income (loss) of CWGS, LLC based on CWH’s weighted-average ownership of CWGS, LLC for the period. CWH recognizes income tax expense on its pre-tax income including its portion of this income allocation from CWGS, LLC primarily relating to Pass-Through entities. The income tax relating to the net income (loss) of CWGS, LLC allocated to CWH that relates to separately taxed C-Corp entities is recorded within the consolidated results of CWGS, LLC. No income tax expense is recognized by the Company for the portion of net income (loss) of CWGS, LLC allocated to non-controlling interest other than income tax expense recorded by CWGS, LLC. Rather, tax distributions are paid to the non-controlling interest holders which are recorded as distributions to holders of LLC common units in the condensed consolidated statements of cash flows. CWH is subject to U.S. federal, state and local income taxes with respect to its allocable share of any taxable income of CWGS, LLC and is taxed at the prevailing corporate tax rates. For the three months ended March 31, 2022 and 2021, the Company used effective income tax rate assumptions of 25.4% and 25.5%, respectively, for income adjustments applicable to CWH when calculating the adjusted net income (loss) attributable to Camping World Holdings, Inc. ─ basic and diluted (see “Non-GAAP Financial Measures” in Part I, Item 2 of this Form 10-Q). CWGS, LLC may be liable for various other state and local taxes.

The following table presents the allocation of CWGS, LLC’s net income to CWH between C-Corp and Pass-Through, the allocation of CWGS, LLC’s net income to non-controlling interests, income tax expense recognized by CWH, and other items:

	Three Months Ended March 31,
($ in thousands)	2022	2021
C-Corp portion of CWGS, LLC net (loss) income allocated to CWH	$(13,830)	$2,169
Pass-Through portion of CWGS, LLC net income allocated to CWH	78,644	79,292
CWGS, LLC net income allocated to CWH	64,814	81,461
CWGS, LLC net income allocated to noncontrolling interests	62,569	85,103
CWGS, LLC net income	127,383	166,564
Tax Receivable Agreement liability adjustment	—	(3,520)
Income tax expense recorded by CWH	(20,110)	(15,678)
Other incremental CWH net income	26	59
Net income	$107,299	$147,425

The following table presents further information on income tax (expense) benefit:

	Three Months Ended March 31,
($ in thousands)	2022	2021
Income tax expense recorded by CWH	$(20,110)	$(15,678)
Income tax (expense) benefit recorded by CWGS, LLC	(926)	13,635
Income tax expense	$(21,036)	$(2,043)

Results of Operations

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

The following table sets forth information comparing the components of net income for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31, 2022		March 31, 2021
		Percent of		Percent of	Favorable/ (Unfavorable)
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%

Revenue:
Good Sam Services and Plans	$44,559	2.7%	$40,871	2.6%	$3,688	9.0%
RV and Outdoor Retail:
New vehicles	834,959	50.2%	821,976	52.8%	12,983	1.6%
Used vehicles	403,032	24.2%	294,257	18.9%	108,775	37.0%
Products, service and other	214,973	12.9%	251,270	16.1%	(36,297)	(14.4%)
Finance and insurance, net	153,378	9.2%	138,254	8.9%	15,124	10.9%
Good Sam Club	11,495	0.7%	11,153	0.7%	342	3.1%
Subtotal	1,617,837	97.3%	1,516,910	97.4%	100,927	6.7%
Total revenue	1,662,396	100.0%	1,557,781	100.0%	104,615	6.7%

Gross profit (exclusive of depreciation and amortization shown separately below):
Good Sam Services and Plans	27,856	1.7%	26,447	1.7%	1,409	5.3%
RV and Outdoor Retail:
New vehicles	190,589	11.5%	178,296	11.4%	12,293	6.9%
Used vehicles	100,207	6.0%	71,064	4.6%	29,143	41.0%
Products, service and other	78,813	4.7%	97,124	6.2%	(18,311)	(18.9%)
Finance and insurance, net	153,378	9.2%	138,254	8.9%	15,124	10.9%
Good Sam Club	9,359	0.6%	9,309	0.6%	50	0.5%
Subtotal	532,346	32.0%	494,047	31.7%	38,299	7.8%
Total gross profit	560,202	33.7%	520,494	33.4%	39,708	7.6%

Operating expenses:
Selling, general and administrative expenses	385,315	23.2%	337,034	21.6%	(48,281)	(14.3%)
Depreciation and amortization	25,535	1.5%	12,701	0.8%	(12,834)	(101.0%)
Long-lived asset impairment	—	—	546	0.0%	546	n/m
Lease termination	178	0.0%	1,756	0.1%	1,578	89.9%
Loss (gain) on sale or disposal of assets	49	0.0%	(99)	(0.0%)	(148)	n/m
Total operating expenses	411,077	24.7%	351,938	22.6%	(59,139)	(16.8%)
Income from operations	149,125	9.0%	168,556	10.8%	(19,431)	(11.5%)
Other expense:
Floor plan interest expense	(6,266)	(0.4%)	(3,390)	(0.2%)	(2,876)	(84.8%)
Other interest expense, net	(14,301)	(0.9%)	(12,223)	(0.8%)	(2,078)	(17.0%)
Tax Receivable Agreement liability adjustment	—	—	(3,520)	(0.2%)	3,520	n/m
Other (expense) income, net	(223)	(0.0%)	45	0.0%	(268)	n/m
Total other expense	(20,790)	(1.3%)	(19,088)	(1.2%)	(1,702)	(8.9%)
Income before income taxes	128,335	7.7%	149,468	9.6%	(21,133)	(14.1%)
Income tax expense	(21,036)	(1.3%)	(2,043)	(0.1%)	(18,993)	(929.7%)
Net income	107,299	6.5%	147,425	9.5%	(40,126)	(27.2%)
Less: net income attributable to non-controlling interests	(62,569)	(3.8%)	(85,103)	(5.5%)	22,534	26.5%
Net income attributable to Camping World Holdings, Inc.	$44,730	2.7%	$62,322	4.0%	$(17,592)	(28.2%)

n/m – not meaningful

Supplemental Data

	Three Months Ended March 31,		Increase		Percent
	2022	2021	(decrease)		Change
Unit sales
New vehicles	19,020	21,433	(2,413)		(11.3%)
Used vehicles	10,976	10,319	657		6.4%
Total	29,996	31,752	(1,756)		(5.5%)

Average selling price
New vehicles	$43,899	$38,351	$5,548		14.5%
Used vehicles	$36,719	$28,516	$8,203		28.8%

Same store unit sales(1)
New vehicles	17,623	21,143	(3,520)		(16.6%)
Used vehicles	10,249	10,233	16		0.2%
Total	27,872	31,376	(3,504)		(11.2%)

Same store revenue(1) ($ in 000's)
New vehicles	$777,362	$812,450	$(35,088)		(4.3%)
Used vehicles	380,149	292,458	87,691		30.0%
Products, service and other	146,523	181,790	(35,267)		(19.4%)
Finance and insurance, net	143,258	136,713	6,545		4.8%
Total	$1,447,292	$1,423,411	$23,881		1.7%

Average gross profit per unit
New vehicles	$10,020	$8,319	$1,702		20.5%
Used vehicles	$9,130	6,887	$2,243		32.6%
Finance and insurance, net per vehicle unit	$5,113	4,354	$759		17.4%
Total vehicle front-end yield(2)	$14,808	12,208	$2,600		21.3%

Gross margin
Good Sam Services and Plans	62.5%	64.7%	(219)	bps
New vehicles	22.8%	21.7%	114	bps
Used vehicles	24.9%	24.2%	71	bps
Products, service and other	36.7%	38.7%	(199)	bps
Finance and insurance, net	100.0%	100.0%	unch.	bps
Good Sam Club	81.4%	83.5%	(205)	bps
Subtotal RV and Outdoor Retail	32.9%	32.6%	34	bps
Total gross margin	33.7%	33.4%	29	bps

Inventories ($ in 000's)
New vehicles	$1,420,136	$715,085	$705,051		98.6%
Used vehicles	423,409	190,176	233,233		122.6%
Products, parts, accessories and misc.	308,855	284,203	24,652		8.7%
Total RV and Outdoor Retail inventories	$2,152,400	$1,189,464	$962,936		81.0%

Vehicle inventory per location ($ in 000's)
New vehicle inventory per dealer location	$7,934	$4,334	$3,600		83.1%
Used vehicle inventory per dealer location	$2,365	1,153	$1,213		105.2%

Vehicle inventory turnover(3)
New vehicle inventory turnover	2.5	3.8	(1.3)		(33.6%)
Used vehicle inventory turnover	3.4	5.2	(1.8)		(35.3%)

Retail locations
RV dealerships	179	165	14		8.5%
RV service & retail centers	10	10	—		0.0%
Subtotal	189	175	14		8.0%
Other retail stores	1	1	—		0.0%
Total	190	176	14		8.0%

Other data
Active Customers(4)	5,464,510	5,488,280	(23,770)		(0.4%)
Good Sam Club members	2,101,399	2,120,143	(18,744)		(0.9%)
Service bays (5)	2,538	2,463	75		3.0%
Finance and insurance gross profit as a % of total vehicle revenue	12.4%	12.4%	0	bps	n/a
Same store locations	170	n/a	n/a		n/a

(1)	Our same store revenue and units calculations for a given period include only those stores that were open both at the end of the corresponding period and at the beginning of the preceding fiscal year.
(2)	Front end yield is calculated as gross profit from new vehicles, used vehicles and finance and insurance (net), divided by combined new and used vehicle revenue.
(3)	Inventory turnover calculated as vehicle costs applicable to revenue over the last twelve months divided by the average quarterly ending vehicle inventory over the last twelve months.
(4)	An Active Customer is a customer who has transacted with us in any of the eight most recently completed fiscal quarters prior to the date of measurement.
(5)	A service bay is a fully-constructed bay dedicated to service, installation, and collision offerings.

Total revenue increased 6.7%, or $104.6 million, to $1.7 billion for the three months ended March 31, 2022, from $1.6 billion for the three months ended March 31, 2021. The increase in total revenue was driven by a $100.9 million, or 6.7%, increase in RV and Outdoor Retail revenue, and a $3.7 million, or 9.0%, increase in Good Sam Services and Plans revenue.

Total gross profit increased 7.6%, or $39.7 million, to $560.2 million for the three months ended March 31, 2022, from $520.5 million for the three months ended March 31, 2021. The increase in total gross profit was driven by a $38.3 million, or 7.8%, increase in RV and Outdoor Retail gross profit, and a $1.4 million, or 5.3%, increase in Good Sam Services and Plans gross profit.

Income from operations decreased 11.5%, or $19.4 million, to $149.1 million for the three months ended March 31, 2022, from $168.6 million income from operations for the three months ended March 31, 2021. The decrease was primarily driven by a $48.3 million increase in selling, general and administrative expenses, a $12.8 million increase in depreciation and amortization, and a $0.1 million reduction in gain on sale of assets, partially offset by a $39.7 million increase in gross profit, a $1.6 million decrease in lease termination expense, and a $0.5 million decrease in long-lived asset impairment expense.

Total other expense increased 8.9%, or $1.7 million, to $20.8 million for the three months ended March 31, 2022, from $19.1 million for the three months ended March 31, 2021. The increase was primarily driven by a $2.9 million increase in floor plan interest expense, a $2.1 million increase in other interest expense, and a $0.3 million increase in other expense, net, partially offset by a $3.5 million Tax Receivable Agreement liability adjustment in the first three months of 2021.

As a result of the above factors, income before income taxes was $128.3 million for the three months ended March 31, 2022 compared to a $149.5 million income before income taxes for the three months ended March 31, 2021. Income tax expense was $21.0 million for the three months ended March 31, 2022, an increase of $19.0 million from $2.0 million for the three months ended March 31, 2021, as discussed below. As a result, net income was $107.3 million for the three months ended March 31, 2022 compared to net income of $147.4 million for the three months ended March 31, 2021.

Good Sam Services and Plans

Good Sam Services and Plans revenue increased 9.0%, or $3.7 million, to $44.6 million in the three months ended March 31, 2022, from $40.9 million in the three months ended March 31, 2021. The increase was primarily attributable to a $1.6 million increase from the roadside assistance programs primarily resulting from increased contracts in force, an $0.8 million increase from the consumer shows due to no shows produced in 2021 and one show produced in 2022, a $0.7 million increase in Good Sam TravelAssist revenue primarily resulting from increased contracts in force, a $0.3 million increase from the extended warranty insurance programs primarily resulting from increased contracts in force, and a $0.3 million increase from other services and plans.

Good Sam Services and Plans gross profit increased 5.3%, or $1.4 million, to $27.9 million in the three months ended March 31, 2022, from $26.4 million in the three months ended March 31, 2021, and gross margin decreased to 62.5% from 64.7% in the same respective periods. The gross profit increase was primarily due to a $0.7 million increase from the Good Sam TravelAssist programs, a $0.7 million increase from the annual directory primarily related to reduced marketing, a $0.7 million increase from consumer shows, and a $0.3 million increase from the extended warranty insurance programs, partially offset by a $0.9 million increase in overhead support expenses, and a $0.1 million reduction in other services and plans. Gross margin decreased

219 basis points to 62.5% primarily due to increased roadside assistance costs, in addition to increased support expenses.

RV and Outdoor Retail

New Vehicles

New vehicle revenue increased 1.6%, or $13.0 million, to $835.0 million in the three months ended March 31, 2022 from $822.0 million in the three months ended March 31, 2021. The increase was primarily due to a 14.5% increase in average selling price per vehicle sold partially offset by an 11.3% decrease in vehicles sold. On a same store basis, new vehicle revenue decreased 4.3% to $777.4 million, and new vehicle units decreased 16.6% in the three months ended March 31, 2022 compared to the three months ended March 31, 2021.

New vehicle gross profit increased 6.9%, or $12.3 million, to $190.6 million in the three months ended March 31, 2022 from $178.3 million in the three months ended March 31, 2021. The increase was due to the 14.5% increase in the average sales price per vehicle sold, partially offset by an 11.3% decrease in vehicles sold. New vehicle gross margin increased 114 basis points to 22.8% in the three months ended March 31, 2022 from 21.7% in the three months ended March 31, 2021. The increase was due to the increase in the average sales price and a shift towards higher margined towable units.

Used Vehicles

Used vehicle revenue increased 37.0%, or $108.8 million, to $403.0 million in the three months ended March 31, 2022 from $294.3 million in the three months ended March 31, 2021. The increase was primarily due to a 28.8% increase in average selling price per vehicle and a 6.4% increase in vehicles sold, driven by an increase in demand for lower-cost used vehicles. On a same store basis, used vehicle revenue increased 30.0% to $380.1 million and used vehicle units increased 0.2% in the three months ended March 31, 2022 compared to the three months ended March 31, 2021.

Used vehicle gross profit increased 41.0%, or $29.1 million, to $100.2 million in the three months ended March 31, 2022 from $71.1 million in the three months ended March 31, 2021. The increase was due to a 28.8% increase in the average sales price per vehicle sold, and a 6.4% increase in vehicle units sold. Used vehicle gross margin increased 71 basis points to 24.9% in the three months ended March 31, 2022 from 24.2% in the three months ended March 31, 2021. The increase was the result of increased average sales price per vehicle sold, which was driven by strong demand in the used vehicle market across nearly all product types reflecting the strength of the used market.

Products, service and other

Products, service and other revenue decreased 14.4%, or $36.3 million, to $215.0 million in the three months ended March 31, 2022, from $251.3 million in the three months ended March 31, 2021. The decrease was primarily due to our exit from certain non-RV product categories that were sold in the 2021 period, but not in the 2022 period. On a same store basis, products, service and other revenue decreased 19.4% to $146.5 million for the three months ended March 31, 2022 from $181.8 million in the three months ended March 31, 2021.

Products, service and other gross profit decreased 18.9%, or $18.3 million, to $78.8 million in the three months ended March 31, 2022 from $97.1 million in the three months ended March 31, 2021. The decrease was primarily due to lower gross profit driven by the absence of revenue resulting from our exit of certain non-RV product categories during the second half of 2021. Products, service and other gross margin decreased 199 basis points to 36.7% in the three months ended March 31, 2022 from 38.7% in the three months ended March 31, 2021. The decrease was primarily due to increases in freight costs from rebalancing inventory levels between distribution centers, in addition to higher freight rates, and higher product costs across several categories.

Finance and Insurance, net

Finance and insurance revenue and gross profit is recorded net, since the Company is acting as an agent in the transaction, and commission is recognized when a finance and insurance product contract payment has been received or financing has been arranged. Finance and insurance, net revenue increased 10.9%, or $15.1 million, to $153.4 million in the three months ended March 31, 2022 from $138.3 million in the three months ended March 31, 2021 primarily due to increased used vehicles sold and increased gross profit per contract for both new and used vehicles sold. Finance and insurance, net as a percentage of new and used vehicle revenue remained unchanged at 12.4% for the three months ended March 31, 2022 and the three months ended March 31, 2021. On a same store basis, finance and insurance, net increased 4.8%, or $6.5 million, to $143.3 million versus the three months ended March 31, 2021.

Good Sam Club

Good Sam Club revenue increased 3.1%, or $0.3 million, to $11.5 million in the three months ended March 31, 2022 from $11.2 million in the three months ended March 31, 2021. The increase primarily resulted from a $0.4 million increase in revenue from the Good Sam Club primarily due to a shift to more one-year memberships from multi-year memberships, partially offset by a $0.1 million decrease in marketing fee revenue from Good Sam Club co-branded credit cards.

Good Sam Club gross profit increased 0.5%, or $0.1 million, to $9.4 million in the three months ended March 31, 2022 from $9.3 million in the three months ended March 31, 2021. Good Sam Club gross margin decreased to 81.4% in the three months ended March 31, 2022 from 83.5% in the three months ended March 31, 2021 primarily due to increased wage-related expenses and investment in new programs.

Selling, general and administrative expenses

Selling, general and administrative expenses increased 14.3%, or $48.3 million, to $385.3 million in the three months ended March 31, 2022 from $337.0 million in the three months ended March 31, 2021. Selling, general and administrative expenses as a percentage of gross profit increased approximately 400 basis points to 68.8% for the three months ended March 31, 2022 from 64.8% for the three months ended March 31, 2021. The $48.3 million increase was primarily due to a $37.3 million increase in wage-related expenses attributable in large part to variable pay on increased gross profit, to increased retail locations, and to increased equity-based compensation expenses discussed below for the three months ended March 31, 2022; a $2.7 million increase in professional fees; a $1.8 million increase from costs associated with the February 2022 Cybersecurity Incident, net of insurance recoveries; a $4.0 million increase in other store and corporate overhead expenses; and a $2.5 million increase in occupancy expenses.

The wage-related expense increase of $37.3 million included increased equity-based compensation expenses of $5.6 million for the three months ended March 31, 2022 (See Note 16 — Equity-Based Compensation to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q), which included an increase of $3.4 million for the expense related to the modification of restricted stock units to accelerate and/or continue vesting under employee separation agreements and/or post-termination consulting arrangements. The remaining increase in equity-based compensation expense was a result of more restricted stock units outstanding and a higher weighted-average grant date fair value of those restricted stock units.

Depreciation and amortization

Depreciation and amortization increased 101.0%, or $12.8 million, to $25.5 million in the three months ended March 31, 2022 from $12.7 million in the three months ended March 31, 2022 due primarily to $8.8 million of incremental accelerated amortization from the adjustment of the useful lives of certain trademark and trade name intangible assets associated with brands not traditionally associated with RVs that we are phasing out. These trademark and trade name intangible assets were fully amortized as of March 31, 2022.

Long-lived asset impairment

As discussed in Note 4 – Restructuring and Long-lived Asset Impairment to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q, we recognized $0.5 million of long-lived asset impairments during the three months ended March 31, 2021 related to the 2019 Strategic Shift discussed above.

Lease termination

Lease termination expense of $0.2 million and $1.8 million in the three months ended March 31, 2022 and March 31, 2021, respectively, was related primarily to the 2019 Strategic Shift discussed above.

Floor plan interest expense

Floor plan interest expense increased 84.8%, or $2.9 million, to $6.3 million in the three months ended March 31, 2022 from $3.4 million in the three months ended March 31, 2021. The increase was primarily due to a 95.4% increase in average floor plan borrowings driven by increased average new unit inventory levels, partially offset by a 12 basis point decrease in the average floor plan borrowing rate. We expect higher floor plan interest expense to continue in 2022 as the floor plan borrowings are expected to be higher in 2022 compared to 2021, since we do not expect the same new vehicle supply chain constraints that existed in 2021 to be experienced for the remainder of 2022, resulting in higher average new vehicle inventory levels in 2022. We also expect that interest rates will increase during 2022.

Other interest expense, net

Other interest expense increased 17.0%, or $2.1 million, to $14.3 million in the three months ended March 31, 2022 from $12.2 million in the three months ended March 31, 2021. The increase was primarily due to increased average debt partially offset by a 26 basis point decrease in the Term Loan Facility average interest rate. We expect that interest rates will increase during 2022.

Income tax expense

Income tax expense increased $19.0 million to $21.0 million in the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase was primarily due to a $14.9 million release of valuation allowance and a $4.1 million benefit for the revaluation of deferred tax assets as a result of increased state tax rates that were both recorded for the three months ended March 31, 2021. For the three months ended March 31, 2022 there was also an increase in ownership interest in CWGS, LLC for which the Company is subject to U.S. federal and state taxes on its allocable share, which was mostly offset by lower income generated and the benefit from higher losses at CW that are available to offset state combined income in certain unitary states for the three months ended March 31, 2022. The valuation allowance release during 2021 was attributable to the change in the entities within state combined filing groups due to unitary relationships, which provide additional taxable income sources to utilize CW’s deferred tax assets. CWH’s increased ownership in CWGS, LLC and other qualitative unity factors impacted the unitary relationships.

Net income

Net income decreased $40.1 million to a net income of $107.3 million for the three months ended March 31, 2022 from a net income of $147.4 million for the three months ended March 31, 2021. The change was primarily due to the items mentioned above.

Segment results

The following tables sets forth a reconciliation of total segment income to consolidated income before income taxes for each of our segments for the periods presented:

	Three Months Ended
	March 31, 2022		March 31, 2021		Favorable/
		Percent of		Percent of	(Unfavorable)
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%
Revenue:
Good Sam Services and Plans	$44,829	2.7%	$40,912	2.6%	$3,917	9.6%
RV and Outdoor Retail	1,624,886	97.7%	1,523,167	97.8%	101,719	6.7%
Elimination of intersegment revenue	(7,319)	(0.4%)	(6,298)	(0.4%)	(1,021)	(16.2%)
Total consolidated revenue	1,662,396	100.0%	1,557,781	100.0%	104,615	6.7%
Segment income:(1)
Good Sam Services and Plans	21,172	1.3%	21,183	1.4%	(11)	(0.1%)
RV and Outdoor Retail	151,499	9.1%	159,036	10.2%	(7,537)	(4.7%)
Total segment income	172,671	10.4%	180,219	11.6%	(7,548)	(4.2%)
Corporate & other	(4,277)	(0.3%)	(2,352)	(0.2%)	(1,925)	(81.8%)
Depreciation and amortization	(25,535)	(1.5%)	(12,701)	(0.8%)	(12,834)	(101.0%)
Other interest expense, net	(14,301)	(0.9%)	(12,223)	(0.8%)	(2,078)	(17.0%)
Tax Receivable Agreement liability adjustment	—	—	(3,520)	(0.2%)	3,520	n/m
Other (expense) income, net	(223)	(0.0%)	45	0.0%	(268)	n/m
Income before income taxes	$128,335	7.7%	$149,468	9.6%	$(21,133)	14.1%

Same store revenue- RV and Outdoor Retail(2)	$1,447,292		$1,423,411		$23,881	1.7%

n/m – not meaningful

(1)	Segment income represents income for each of our reportable segments and is defined as income from operations before depreciation and amortization, plus floor plan interest expense.
(2)	Same store revenue definition not applicable to the Good Sam Services and Plans segment.

Good Sam Services and Plans

Good Sam Services and Plans segment revenue increased 9.6%, or $3.9 million, to $44.8 million in the three months ended March 31, 2022, from $40.9 million in the three months ended March 31, 2021. The increase was primarily attributable to a $1.6 million increase from the roadside assistance programs primarily resulting from increased contracts in force, a $1.0 million increase from the consumer shows due to no shows produced in 2021 and one show produced in 2022, a $0.7 million increase in Good Sam TravelAssist revenue primarily resulting from increased contracts in force, a $0.3 million increase from the extended warranty insurance programs primarily resulting from increased contracts in force, and a $0.3 million increase from other services and plans.

Good Sam Services and Plans segment income decreased 0.1%, or was essentially unchanged at $21.2 million in the three months ended March 31, 2022 and the three months ended March 31, 2021. A $1.4 million increase in selling, general and administrative expenses primarily consisting of investing in additional information technology personnel, a $0.9 million increase in overhead support expenses, and a gross profit reduction of $0.1 million from other services and plans was offset by a $0.7 million gross profit increase from the Good Sam TravelAssist programs, a $0.7 million gross profit increase from the annual directory primarily related to reduced marketing, a $0.7 million gross profit increase from consumer shows, and a $0.3 million gross profit increase from the extended warranty insurance programs. Segment income margin net of intersegment revenue elimination decreased 431 basis points to 47.5% primarily due to increased roadside assistance costs, in addition to increased support expenses.

RV and Outdoor Retail

RV and Outdoor Retail segment revenue increased 6.7%, or $101.7 million, to $1.6 billion in the three months ended March 31, 2022 from $1.5 billion in the three months ended March 31, 2021. The increase was primarily driven by a $108.8 million, or 36.9%, increase in used vehicle revenue, a $16.2 million, or 11.4%, increase in finance and insurance, net revenue, a $12.8 million, or 1.6%, increase in new vehicle revenue, and a $0.3 million, or 3.1%, increase in Good Sam Club revenue, partially offset by a $36.4 million, or 14.5%, decrease in products, service and other revenue.

RV and Outdoor Retail segment income decreased 4.7%, or $7.5 million, to a segment income of $151.5 million in the three months ended March 31, 2022 from a segment income of $159.0 million in the three months ended March 31, 2021. The decrease was primarily related to a $45.0 million increase in selling, general and administrative expenses (see discussion of selling, general and administrative expenses above), a $2.9 million increase in floor plan interest expense, and a $0.1 million reduction in gain on sale of assets partially offset by increased segment gross profit of $38.3 million primarily due to increased revenue per vehicle sold, a $1.6 million reduction in lease termination expense, and a $0.5 million reduction in long-lived asset impairment. RV and Outdoor Retail segment margin decreased to 9.4% in the three months ended March 31, 2022 from 10.5% in the three months ended March 31, 2021.

Corporate and other expenses

Corporate and other expenses increased 81.8%, or $1.9 million, to $4.3 million in the three months ended March 31, 2022 from $2.4 million in the three months ended March 31, 2021 primarily due to costs relating to the Cybersecurity Incident, which are net of insurance recoveries.

Tax Receivable Agreement Liability adjustment

The Tax Receivable Agreement Liability adjustment for 2021 was an expense of $3.5 million, which represented an adjustment for higher state income tax rates.

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

EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin

We define “EBITDA” as net income before other interest expense, net (excluding floor plan interest expense), provision for income tax expense and depreciation and amortization. We define “Adjusted EBITDA” as EBITDA further adjusted for the impact of certain noncash and other items that we do not consider in our evaluation of ongoing operating performance. These items include, among other things, long-lived asset impairment, lease termination costs, gains and losses on sale or disposal of assets, net, equity-based compensation, Tax Receivable Agreement liability adjustment, restructuring costs related to the 2019 Strategic Shift, and other unusual or one-time items. We define “Adjusted EBITDA Margin” as Adjusted EBITDA as a percentage of total revenue. We caution investors that amounts presented in accordance with our definitions of EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin may not be comparable to similar measures disclosed by our competitors, because not all companies and analysts calculate EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin in the same manner. We present EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin because we consider them to be important supplemental measures of our performance and believe they are frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. Management believes that investors’ understanding of our performance is enhanced by including these Non-GAAP Financial Measures as a reasonable basis for comparing our ongoing results of operations.

The following table reconciles EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin to the most directly comparable GAAP financial performance measures, which are net income and net income margin, respectively:

	Three Months Ended March 31,
($ in thousands)	2022	2021
EBITDA and Adjusted EBITDA:
Net income	$107,299	$147,425
Other interest expense, net	14,301	12,223
Depreciation and amortization	25,535	12,701
Income tax expense	21,036	2,043
Subtotal EBITDA	168,171	174,392
Long-lived asset impairment (a)	—	546
Lease termination (b)	178	1,756
Loss (gain) on sale or disposal of assets, net (c)	49	(99)
Equity-based compensation (d)	11,674	6,109
Tax Receivable Agreement liability adjustment (e)	—	3,520
Restructuring costs (f)	2,023	3,067
Adjusted EBITDA	$182,095	$189,291

	Three Months Ended March 31,
(as percentage of total revenue)	2022	2021
Adjusted EBITDA margin:
Net income margin	6.5%	9.5%
Other interest expense, net	0.9%	0.8%
Depreciation and amortization	1.5%	0.8%
Income tax expense	1.3%	0.1%
Subtotal EBITDA margin	10.1%	11.2%
Long-lived asset impairment (a)	—	0.0%
Lease termination (b)	0.0%	0.1%
Loss (gain) on sale or disposal of assets, net (c)	0.0%	(0.0%)
Equity-based compensation (d)	0.7%	0.4%
Tax Receivable Agreement liability adjustment (e)	—	0.2%
Restructuring costs (f)	0.1%	0.2%
Adjusted EBITDA margin	11.0%	12.2%

(a)	Represents long-lived asset impairment charges related to the RV and Outdoor Retail segment, which relate to locations affected by the 2019 Strategic Shift. See Note 4 – Restructuring and Long-Lived Asset Impairment to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional information.
(b)	Represents the loss on the termination of operating leases, relating primarily to the 2019 Strategic Shift, resulting from the lease termination fees and the derecognition of the operating lease assets and liabilities. See Note 4– Restructuring and Long-Lived Asset Impairment to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional information.
(c)	Represents an adjustment to eliminate the losses and gains on disposals and sales of various assets.
(d)	Represents noncash equity-based compensation expense relating to employees, directors, and consultants of the Company.
(e)	Represents an adjustment to eliminate the loss on remeasurement of the Tax Receivable Agreement primarily due to changes in our blended statutory income tax rate. See Note 12 — Income Taxes to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
(f)	Represents restructuring costs relating to our 2019 Strategic Shift. These restructuring costs include other associated costs. These costs exclude lease termination costs, which are presented separately above. See Note 4 – Restructuring and Long-Lived Asset Impairment to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional information.

Adjusted Net Income Attributable to Camping World Holdings, Inc. and Adjusted Earnings Per Share

We define “Adjusted Net Income Attributable to Camping World Holdings, Inc. – Basic” as net income attributable to Camping World Holdings, Inc. adjusted for the impact of certain non-cash and other items that we do not consider in our evaluation of ongoing operating performance. These items include, among other things, long-lived asset impairment, lease termination costs, gains and losses on sale or disposal of assets, net, equity-based compensation, Tax Receivable Agreement liability adjustment, restructuring costs related to the 2019 Strategic Shift, other unusual or one-time items, the income tax expense effect of these adjustments, and the effect of net income attributable to non-controlling interests from these adjustments.

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

	Three Months Ended March 31,
(In thousands except per share amounts)	2022	2021
Numerator:
Net income attributable to Camping World Holdings, Inc.	$44,730	$62,322
Adjustments related to basic calculation:
Long-lived asset impairment (a):
Gross adjustment	—	546
Income tax expense for above adjustment (b)	—	—
Lease termination (c):
Gross adjustment	178	1,756
Income tax expense for above adjustment (b)	—	(39)
Loss (gain) on sale or disposal of assets (d):
Gross adjustment	49	(99)
Income tax expense for above adjustment (b)	—	(1)
Equity-based compensation (e):
Gross adjustment	11,674	6,109
Income tax expense for above adjustment (b)	(1,337)	(654)
Tax Receivable Agreement liability adjustment (f):
Gross adjustment	—	3,520
Income tax expense for above adjustment (b)	—	(898)
Restructuring costs (g)
Gross adjustment	2,023	3,067
Income tax expense for above adjustment (b)	—	(13)
Adjustment to net income attributable to non-controlling interests resulting from the above adjustments (h)	(6,827)	(5,809)
Adjusted net income attributable to Camping World Holdings, Inc. – basic	50,490	69,807
Adjustments related to diluted calculation:
Reallocation of net income attributable to non-controlling interests from the dilutive effect of stock options and restricted stock units (i)	533	—
Income tax on reallocation of net income attributable to non-controlling interests from the dilutive effect of stock options and restricted stock units (j)	(158)	—
Reallocation of net income attributable to non-controlling interests from the dilutive exchange of common units in CWGS, LLC (i)	—	90,912
Income tax on reallocation of net income attributable to non-controlling interests from the dilutive exchange of common units in CWGS, LLC (j)	—	(21,852)
Assumed income tax expense of combining C-corporations with full or partial valuation allowances with the income of other consolidated entities after the dilutive exchange of common units in CWGS, LLC (k)	—	(12,919)
Adjusted net income attributable to Camping World Holdings, Inc. – diluted	$50,865	$125,948
Denominator:
Weighted-average Class A common shares outstanding – basic	43,553	43,584
Adjustments related to diluted calculation:
Dilutive exchange of common units in CWGS, LLC for shares of Class A common stock (l)	—	45,534
Dilutive options to purchase Class A common stock (l)	88	165
Dilutive restricted stock units (l)	574	955
Adjusted weighted average Class A common shares outstanding – diluted	44,215	90,238

Adjusted earnings per share - basic	$1.16	$1.60
Adjusted earnings per share - diluted	$1.15	$1.40

Anti-dilutive amounts (m):
Numerator:
Reallocation of net income attributable to non-controlling interests from the anti-dilutive exchange of common units in CWGS, LLC (i)	$68,863	$—
Income tax on reallocation of net income attributable to non-controlling interests from the anti-dilutive exchange of common units in CWGS, LLC (j)	$(20,392)	$—
Assumed income tax benefit of combining C-corporations with full or partial valuation allowances with the income of other consolidated entities after the anti-dilutive exchange of common units in CWGS, LLC (k)	$6,348	$—
Denominator:
Anti-dilutive exchange of common units in CWGS, LLC for shares of Class A common stock (l)	42,045	—

	Three Months Ended March 31,
(In thousands except per share amounts)	2022	2021
Reconciliation of per share amounts:
Earnings per share of Class A common stock — basic	$1.03	$1.43
Non-GAAP Adjustments (n)	0.13	0.17
Adjusted earnings per share - basic	$1.16	$1.60

Earnings per share of Class A common stock — diluted	$1.02	$1.40
Non-GAAP Adjustments (n)	0.13	0.17
Dilutive exchange of common units in CWGS, LLC for shares of Class A common stock (o)	—	(0.17)
Adjusted earnings per share - diluted	$1.15	$1.40

(a)	Represents long-lived asset impairment charges related to the RV and Outdoor Retail segment, which relate to locations affected by the 2019 Strategic Shift. See Note 4 – Restructuring and Long-Lived Asset Impairment to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional information.
(b)	Represents the current and deferred income tax expense or benefit effect of the above adjustments, many of which are related to entities with full valuation allowances for which no tax benefit can be currently recognized. This assumption uses an effective tax rate of 25.4% and 25.5% for the adjustments for the 2022 and 2021 periods, respectively, which represents the estimated tax rate that would apply had the above adjustments been included in the determination of our non-GAAP metric.
(c)	Represents the loss on termination of operating leases, relating primarily to the 2019 Strategic Shift, resulting from the lease termination fees and the derecognition of the operating lease assets and liabilities. See Note 4 – Restructuring and Long-Lived Asset Impairment to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional information.
(d)	Represents an adjustment to eliminate the gains and losses on disposals and sales of various assets.
(e)	Represents non-cash equity-based compensation expense relating to employees, directors, and consultants of the Company.
(f)	Represents an adjustment to eliminate the loss on remeasurement of the Tax Receivable Agreement primarily due to changes in our blended statutory income tax rate. See Note 12 — Income Taxes to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
(g)	Represents restructuring costs relating to our 2019 Strategic Shift. These restructuring costs include other associated costs. These costs exclude lease termination costs, which are presented separately above. See Note 4 – Restructuring and Long-Lived Asset Impairment to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional information.
(h)	Represents the adjustment to net income attributable to non-controlling interests resulting from the above adjustments that impact the net income of CWGS, LLC. This adjustment uses the non-controlling interest’s weighted average ownership of CWGS, LLC of 49.1% and 51.1% for the three months ended March 31, 2022 and 2021, respectively.
(i)	Represents the reallocation of net income attributable to non-controlling interests from the impact of the assumed change in ownership of CWGS, LLC from stock options, restricted stock units, and/or common units of CWGS, LLC.
(j)	Represents the income tax expense effect of the above adjustment for reallocation of net income attributable to non-controlling interests. This assumption uses an effective tax rate of 25.4% and 25.5% for the adjustments for the 2022 and 2021 periods, respectively.
(k)	Typically represents adjustments to reflect the income tax benefit of losses of consolidated C-corporations that under the Company’s current equity structure cannot be used against the income of other consolidated subsidiaries of CWGS, LLC. However, for the three months ended March 31, 2021, this adjustment included the reversal of the $14.9 million release of valuation allowance for Camping World, Inc. Subsequent to the exchange of all common units in CWGS, LLC, the Company believes certain actions could be taken such that the C-corporations’ losses could offset income of other consolidated subsidiaries. The adjustment reflects the income tax benefit assuming effective tax rate of 25.4% and 25.5% during the 2022 and 2021 periods, respectively, for the losses experienced by the consolidated C-corporations for which valuation allowances have been recorded. No assumed release of valuation allowance established for previous periods were included in these amounts and the $14.9 million release of valuation allowance during the three months ended March 31, 2021 was considered to be reversed and excluded from adjusted net income attributable to Camping World Holdings, Inc. – diluted for purposes of this calculation.
(l)	Represents the impact to the denominator for stock options, restricted stock units, and/or common units of CWGS, LLC.
(m)	The below amounts have not been considered in our adjusted earnings per share – diluted amounts as the effect of these items are anti-dilutive.
(n)	Represents the per share impact of the Non-GAAP adjustments to net income detailed above (see (a) through (h) above).
(o)	Represents the per share impact of stock options, restricted stock units, and/or common units of CWGS, LLC from the difference in their dilutive impact between the GAAP and Non-GAAP earnings per share calculations.

As discussed under “Our Corporate Structure Impact on Income Taxes” in Part I, Item 2 of this Form 10-Q , our “Up-C” corporate structure may make it difficult to compare our results with those of companies with a more traditional corporate structure. There can be a significant fluctuation in the numerator and denominator for the calculation of our adjusted earnings per share – diluted depending on if the common units in CWGS, LLC are considered dilutive or anti-dilutive for a given period. To improve comparability of our financial results, users of our financial statements may find it useful to review our earnings per share assuming the full exchange of common units in CWGS, LLC for all periods, even when those common units would be anti-dilutive. The relevant numerator and denominator adjustments have been provided under “Anti-dilutive amounts” in the table above (see (m) above).

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

Due to these limitations, the Non-GAAP Financial Measures should not be considered as measures of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using these Non-GAAP Financial Measures only supplementally. As noted in the tables above, certain of the Non-GAAP Financial Measures include adjustments for long-lived asset impairment, lease termination costs, gains and loss on sale or disposal of assets, equity-based compensation, Tax Receivable Agreement liability adjustment, restructuring costs related to the 2019 Strategic Shift, other unusual or one-time items, and the income tax expense effect described above, as applicable. It is reasonable to expect that certain of these items will occur in future periods. However, we believe these adjustments are appropriate because the amounts recognized can vary significantly from period to period, do not directly relate to the ongoing operations of our business and complicate comparisons of our internal operating results and operating results of other companies over time. Each of the normal recurring adjustments and other adjustments described in this paragraph and in the reconciliation tables above help management with a measure of our core operating performance over time by removing items that are not related to day-to-day operations.

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

As a public company, our additional liquidity needs include public company costs, payment of regular and special cash dividends, any exercise of the redemption right by the Continuing Equity Owners from time to time (should we elect to exchange common units for a cash payment), our stock repurchase program as described below, payments under the Tax Receivable Agreement, and state and federal taxes to the extent not reduced as a result of the Tax Receivable Agreement. The Continuing Equity Owners may exercise such redemption right for as long as their common units remain outstanding. Although the actual timing and amount of any payments that may be made under the Tax Receivable Agreement will vary, we expect that the payments that we will be required to make to the Continuing Equity Owners, Former Profits Unit Holders and Crestview Partners II GP, L.P. will be significant. Any payments made by us to Continuing Equity Owners, Former Profits Unit Holders and Crestview Partners II GP, L.P. under the Tax Receivable Agreement will generally reduce the amount of overall cash flow that might have otherwise been available to us or to CWGS, LLC and, to the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, the unpaid amounts generally will be deferred and will accrue interest until paid by us; provided, however, that nonpayment for a specified period may constitute a material breach of a material obligation under the Tax Receivable Agreement and therefore may accelerate payments due under the Tax Receivable Agreement. For a discussion of the Tax Receivable Agreement, see Note 12 — Income Taxes to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

Stock Repurchase Program

In October 2020, our board of directors initially authorized a stock repurchase program for the repurchase of up to $100.0 million of our Class A common stock, expiring on October 31, 2022. In August 2021 and January 2022, our board of directors authorized an increase to the stock repurchase program for the repurchase of up to an additional $125.0 million and $152.7 million, respectively, of our Class A common stock and an extension of the stock repurchase program to expire on August 31, 2023 and December 31, 2025, respectively. Repurchases under the program are subject to any applicable limitations on the availability of funds to be distributed to us by CWGS, LLC to fund the repurchase and may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases to be determined at our discretion, depending on market conditions and corporate needs. Open market repurchases will be structured to occur in accordance with applicable federal securities laws, including within the pricing and volume requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended. We may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of our shares under this authorization. This program does not obligate us to acquire any particular amount of Class A common stock and the program may be extended, modified, suspended or discontinued at any time at the Board’s discretion. We expect to fund the repurchases using cash on hand.

During the three months ended March 31, 2022, we repurchased 2,592,524 shares of our Class A common stock for $79.8 million, including broker commissions. As of March 31, 2022, $120.2 million was available under the stock repurchase program to repurchase additional shares of our Class A common stock.

Dividends

On February 18, 2022, our board of directors approved the increase of the portion of the quarterly cash dividend relating to all or a portion of the Excess Tax Distribution (as defined under “Dividend Policy” included in Part II, Item 5 of our Annual Report) to $0.475 per share of Class A common stock from $0.35 per share, which increased the total quarterly cash dividend to $0.625 per share of Class A common stock from $0.50 per share beginning in March 2022. For the three months ended March 31, 2022, we paid a regular quarterly cash dividend on our Class A common stock of $0.625 per share, which was funded with a $0.15 per common unit cash distribution from CWGS, LLC and the remainder funded with all or a portion of the Excess Tax Distribution.

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

Our dividend policy has certain risks and limitations particularly with respect to liquidity, and we may not pay future dividends according to our policy, or at all. See “Dividend Policy” included in Part II, Item 5 of our Annual Report and “Risk Factors ─ Risks Relating to Ownership of Our Class A Common Stock ─ “Our ability to pay regular and special dividends on our Class A common stock is subject to the discretion of our board of directors and may be limited by our structure and statutory restrictions” included in Part I, Item 1A of our Annual Report.

Acquisitions and Capital Expenditures

During the three months ended March 31, 2022, the RV and Outdoor Retail segment acquired the assets of various RV dealerships comprised of two locations for an aggregate purchase price of approximately $34.8 million (see Note 11 – Acquisitions to our condensed consolidated financial statements included in Part 1, Item 1 of this Form 10-Q) and purchased real property of $12.1 million. Additionally, for the entirety of 2022, our expansion of dealerships though acquisition and construction is expected to cost between $225.0 million and $330.0 million through a combination of business acquisitions and capital expenditures relating to land, buildings, and improvements. Factors that could impact the quantity of future locations or the cost to acquire or open those locations include, but are not limited to, our ability to locate potential acquisition targets or greenfield locations in a geographic area and at a cost that meets our success criteria; continued strong cash flow generation from our operations to fund these acquisitions and new locations; and availability of financing on our Floor Plan Facility.

Tax Receivable Agreement Liability

Cash requirements relating to the Tax Receivable Agreement liability have not materially changed since our Annual Report. See Note 12 — Income Taxes to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional information.

2019 Strategic Shift

In connection with the 2019 Strategic Shift, we have incurred or expect to incur costs relating to one-time employee termination benefits of $1.2 million, lease termination costs of between $19.0 million and $34.0 million, incremental inventory reserve charges of $57.4 million, and other associated costs of $36.0 million to $41.0 million. We expect that approximately $2.1 million to $7.1 million of other associated costs and $4.9 million to $19.9 million of lease termination costs will result in future cash expenditures. For a discussion of the 2019 Strategic Shift, see Note 4 — Restructuring and Long-Lived Asset Impairment to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

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

Cash requirements relating to operating and finance lease obligations and service and marketing sponsorship agreements have not materially changed since our Annual Report.

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

As of March 31, 2022 and December 31, 2021, we had working capital of $645.4 million and $685.6 million, respectively, including $139.5 million and $267.3 million, respectively, of cash and cash equivalents. Our working capital reflects the cash provided by deferred revenue and gains reported under current liabilities of $92.7 million and $95.5 million as of March 31, 2022 and December 31, 2021, respectively. Deferred revenue primarily consists of cash collected for club memberships and roadside assistance contracts in advance of services to be provided, which is deferred and recognized as revenue over the life of the membership, and deferred revenue for the annual guide. We use net proceeds from this deferred membership revenue to lower our long-term borrowings and finance our working capital needs. Our Floor Plan Facility includes a flooring line aggregate interest reduction (“FLAIR”) offset account that allows us to transfer cash as an offset to the payables under the Floor Plan Facility. The FLAIR offset account at March 31, 2022 was $152.6 million, $143.6 million of which could have been withdrawn while remaining in compliance with the financial covenants of the Floor Plan Facility.

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

Cash Flow

The following table shows summary cash flow information for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
(In thousands)	2022	2021
Net cash (used in) provided by operating activities	$(210,054)	$87,832
Net cash used in investing activities	(84,007)	(46,215)
Net cash provided by financing activities	166,209	49,181
Net (decrease) increase in cash and cash equivalents	$(127,852)	$90,798

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

Net cash used in operating activities was $210.1 million in the three months ended March 31, 2022, an increase of $297.9 million from $87.8 million of net cash provided by operating activities in the three months ended March 31, 2021. The increase was primarily due to a $298.2 million increase in inventory, a $40.1 million reduction in net income, and $16.3 million of increased accounts payable and other accrued expenses, partially offset by a $31.3 reduction in accounts receivable, a $19.0 million reduction in deferred income taxes, and $6.4 million of cash provided by other operating activities.

Investing activities. Our investment in business activities primarily consists of expanding our operations through organic growth and the acquisition of retail locations. Substantially all of our new retail locations and capital expenditures have been financed using cash provided by operating activities and borrowings under our Senior Secured Credit Facilities, as applicable.

The table below summarizes our capital expenditures for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
(In thousands)	2022	2021
IT hardware and software	$2,680	$2,101
Greenfield and acquired retail locations	9,678	4,579
Existing retail locations	17,727	7,856
Corporate and other	1,580	370
Total capital expenditures	$31,665	$14,906

Our capital expenditures consist primarily of investing in acquired and greenfield retail and RV dealership locations, existing retail locations, information technology, hardware, and software. The expected minimum capital expenditures relating to new dealerships and real estate purchases through December 31, 2022 are discussed above. As of March 31, 2022, we had entered into contracts for construction of new dealership buildings for an aggregate future commitment of capital expenditures of $50.2 million. There were no other material commitments for capital expenditures as of March 31, 2022.

Net cash used in investing activities was $84.0 million for the three months ended March 31, 2022. The $84.0 million of cash used in investing activities was comprised of $34.8 million for the purchase of RV and outdoor retail businesses, $31.7 million of capital expenditures primarily related to retail locations, $17.0 million for the purchase of real property, and $0.7 million for the purchase of intangible assets, partially offset by proceeds of $0.2 million from the sale of property and equipment. See Note 11 – Acquisitions to our condensed consolidated financial statements included in Part 1, Item 1 of this Form 10-Q.

Net cash used in investing activities was $46.2 million for the three months ended March 31, 2021. The $46.2 million of cash used in investing activities was comprised of $21.4 million for the purchase of real property, $14.9 million of capital expenditures primarily related to new and existing locations, $10.4 million for the purchase of RV and outdoor retail businesses, and $0.3 million of investment in businesses, partially offset by $0.6 million from the sale of real property, and proceeds of $0.2 million from the sale of property and equipment.

Financing activities. Our financing activities primarily consist of proceeds from the issuance of debt and the repayment of principal and debt issuance costs.

Our net cash provided by financing activities was $166.2 million for the three months ended March 31, 2022. The $166.2 million of cash provided by financing activities was primarily due to $275.3 million of net proceeds from borrowings under the Floor Plan Facility, $28.0 million of net proceeds from a sale-leaseback arrangement, and $0.2 million of proceeds from exercise of stock options, partially offset by $79.8 million for the repurchase of Class A common stock, $26.4 million of dividends paid on Class A common stock, $24.8 million of member distributions, $4.0 million of payments on long-term debt, $1.2 million of RSU shares withheld for tax, and $1.0 million for finance lease payments.

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

Description of Senior Secured Credit Facilities, Floor Plan Facility, Real Estate Facilities, and Other Long-Term Debt

As of March 31, 2022 and December 31, 2021, we had outstanding debt in the form of our Senior Secured Credit Facilities, our Floor Plan Facility, and our Real Estate Facilities (each defined below). We may from time to time seek to refinance, retire or exchange our outstanding debt. Such refinancings, repayments or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. For additional information regarding our interest rate risk and interest rate hedging instruments, see “Quantitative and Qualitative Disclosures About Market Risk” in Part I, Item 3 of this Form 10-Q.

Senior Secured Credit Facilities

As of March 31, 2022 and December 31, 2021, CWGS Group, LLC (the “Borrower”), an indirect subsidiary of the Company, was party to a credit agreement (the “Credit Agreement”) for a senior secured credit facility (the “Senior Secured Credit Facilities”). The Senior Secured Credit Facilities consist of a $1.4 billion term loan facility (the “Term Loan Facility”) and a $65.0 million revolving credit facility (the “Revolving Credit Facility”). The Term Loan Facility requires mandatory principal payments in equal quarterly installments of $3.5 million. The Revolving Credit Facility matures in June 2026 and the Term Loan Facility matures in June 2028. As of March 31, 2022 and December 31, 2021, the average interest rate on the Term Loan Facility was 3.25% and 3.25%, respectively.

Additionally, we are required to prepay the term loan borrowings in an aggregate amount up to 50% of excess cash flow, as defined in the Credit Agreement, for such fiscal year depending on the Total Leverage Ratio (as defined by the Credit Agreement) beginning with the year ended December 31, 2022. We were not required to make an additional excess cash flow payment relating to 2021 and we do not expect that an additional excess cash flow payment will be required relating to 2022.

The Credit Agreement requires the Borrower and its subsidiaries to comply on a quarterly basis with a maximum Total Net Leverage Ratio (as defined in the Credit Agreement), which covenant is in effect only if, as of the end of each calendar quarter, the aggregate amount of borrowings under the Revolving Credit Facility (including swingline loans), letters of credit and unreimbursed letter of credit disbursements outstanding at such time is greater than 35% of the total commitment on the Revolving Credit Facility (excluding (i) up to $15.0 million attributable to any outstanding undrawn letters of credit and (ii) any cash collateralized or backstopped letters of credit), as defined in the Credit Agreement. As of March 31, 2022, we were not subject to this covenant as borrowings under the Revolving Credit Facility did not exceed the 35% threshold. To the extent that we are unable to comply with the maximum Total Leverage Ratio in the future, we would be unable to borrow under the Revolving Credit Facility and may need to seek alternative sources of financing in order to operate and finance our business as we deem appropriate. The Company’s borrowing capacity under the Revolving Credit Facility at March 31, 2022 was limited to $60.1 million of borrowings. At March 31, 2022, we would have met this covenant if we had exceeded the 35% threshold. We were in compliance with all applicable debt covenants at March 31, 2022 and December 31, 2021.

See our Annual Report and Note 6 – Long-Term Debt to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for a further discussion of the outstanding amounts, available borrowings and terms of the Senior Secured Credit Facilities.

Floor Plan Facility

As of March 31, 2022 and December 31, 2021, FreedomRoads, LLC (“FR”), an indirect subsidiary of the Company, maintained floor plan financing through the Eighth Amended and Restated Credit Agreement (“Floor Plan Facility”). The Floor Plan Facility at March 31, 2021 allowed FR to borrow (a) up to $1.70 billion under a floor plan facility, (b) up to $30.0 million under a letter of credit facility and (c) up to a maximum amount outstanding of $70.0 million under the revolving line of credit. The Floor Plan Facility also includes an accordion feature allowing FR, at its option, to increase the aggregate amount of the floor plan notes payable in $50 million increments up to a maximum amount of $200 million. The lenders under the Floor Plan Facility are not under any obligation to provide commitments in respect of any such increase. The maturity date of the Floor Plan Facility is September 30, 2026.

As of March 31, 2022 and December 31, 2021, the applicable interest rate for the floor plan notes payable under the Floor Plan Facility was 2.18% and 1.96%, respectively. As of March 31, 2022 and December 31, 2021 the applicable interest rate for revolving line of credit borrowings under the Floor Plan Facility was 2.38% and 2.31%, respectively.

The credit agreement governing the Floor Plan Facility contains certain financial covenants, which we were in compliance with at March 31, 2022 and December 31, 2021.

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

As of March 31, 2022, the First Real Estate Facility, Second Real Estate Facility, and Third Real Estate Facility had outstanding principal balances of $4.1 million, $8.4 million, and $9.9 million, respectively, net of unamortized finance costs. As of March 31, 2022 and December 31, 2021, the weighted average interest rate on the Real Estate Facilities, as applicable, was 2.91% and 2.89%, respectively, with a commitment fee of 0.50% of the aggregate unused principal amount of the Real Estate Facilities. As of March 31, 2022 and December 31, 2021, we had zero additional capacity under the Real Estate Facilities.

The Real Estate Facilities are subject to certain cross default provisions, a debt service coverage ratio, and other customary covenants which we were in compliance with at March 31, 2022 and December 31, 2021.

See our Annual Report and Note 6 – Long-Term Debt to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for a further discussion of the terms of the Real Estate Facilities.

Other Long-Term Debt

In December 2021, FRHP Lincolnshire, LLC, an indirect wholly-owned subsidiary of CWGS, LLC, assumed a mortgage as part of a real estate acquisition. As of March 31, 2022, the outstanding principal balance of the mortgage was $3.4 million with an interest rate of 3.50%. The mortgage matures in December 2026. See Note 6 — Long-Term Debt to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for a further discussion of the terms of the other long-term debt.

Sale/Leaseback Arrangements

We have in the past and may in the future enter into sale-leaseback transactions to finance certain property acquisitions and capital expenditures, pursuant to which we sell property and/or leasehold improvements to third parties and agree to lease those assets back for a certain period of time. Such sales generate proceeds which vary from period to period.

On February 8, 2022, FRHP Lincolnshire, LLC sold three properties for a total sale price of $28.0 million. Concurrent with the sale of these properties, the Company entered into three separate twenty-year lease agreements, whereby the Company will lease back the properties from the acquiring company. Under each lease agreement, FR has four consecutive options to extend the lease term for additional periods of five years for each option. This transaction is accounted for as a financing transaction. The Company recorded a liability for the amount received, will continue to depreciate the non-land portion of the assets, and has imputed an interest rate so that the net carrying amount of the financial liability and remaining assets will be zero at the end of the initial lease terms. The financial liability is included in other long-term liabilities in the condensed consolidated balance sheet as of March 31, 2022

Deferred Revenue

Deferred revenue consists of our sales for products not yet recognized as revenue at the end of a given period. Our deferred revenue as of March 31, 2022 was $162.6 million.

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

There has been no material change in our critical accounting policies and estimates from those previously reported and disclosed in our Annual Report.

Recent Accounting Pronouncements

See Note 1 – Summary of Significant Accounting Policies to our condensed consolidated financial statements in Item 1, Part I of this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For a discussion of the Company’s quantitative and qualitative disclosures about market risks, see Item 7A. Quantitative and Qualitative Disclosures About Market Risks, in our Annual Report. As of March 31, 2022, there have been no material changes in this information.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive

Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2022.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control performed during the fiscal quarter ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.  Legal Proceedings

See Note 9 – Commitments and Contingencies to our condensed consolidated financial statements in Item 1, Part I of this Form 10-Q.

Item 1A. Risk Factors

There have been no material changes to our risk factors as previously disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission on February 24, 2022, other than with respect to the risk factors described below.

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

We are subject to income taxes in the United States, and our tax liabilities will be subject to the allocation of expenses in differing jurisdictions. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:

●changes in the valuation of our deferred tax assets and liabilities;

●expected timing and amount of increases in or release of any tax valuation allowances;

●tax effects of equity-based compensation;

●costs related to intercompany restructurings; or

●changes in tax laws, regulations or interpretations thereof.

In addition, we may be subject to audits of our income, sales and other transaction taxes by U.S. federal and state authorities. Outcomes from these audits could have an adverse effect on our operating results and financial condition.

CWH is able to benefit from certain state combined filing groups due to unitary relationships, which provide additional taxable income sources to utilize CW’s deferred tax assets. CWH’s annual weighted-average ownership in CWGS, LLC of over 50% and other qualitative unity factors impact the unitary relationships. If changes in unitary factors, such as treasury stock repurchases that reduce CWH’s ownership in CWGS, LLC, result in the inability for combined filing for certain states, then additional income tax expense would be recognized for recording an additional valuation allowance against CW’s deferred tax assets. Additionally, this change in filing status would likely decrease CWH’s state tax rates applied against its current taxable income, which would also result in additional tax expense due to the revaluation of its deferred tax assets and other income from the adjustment to the Tax Receivable Agreement liability.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information related to our repurchases of Class A common stock for the periods indicated:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs(1)
January 1, 2022 to January 31, 2022	—	$—	—	$199,923,000
February 1, 2022 to February 28, 2022	—	—	—	199,923,000
March 1, 2022 to March 31, 2022	2,592,524	30.76	2,592,524	120,166,000
Total	2,592,524	$30.76	2,592,524	$120,166,000

(1)	On October 30, 2020, our board of directors authorized a stock repurchase program for the repurchase of up to $100.0 million of the Company’s Class A common stock, expiring on October 31, 2022. In August 2021 and January 2022, our board of directors authorized increases to the stock repurchase program for the repurchase of up to an additional $125.0 million and $152.7 million of the Company’s Class A common stock, respectively. Following these extensions, the stock repurchase program now expires on December 31, 2025. This program does not obligate the Company to acquire any particular amount of Class A common stock and the program may be extended, modified, suspended or discontinued at any time at the board’s discretion.

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

Camping World Holdings, Inc.

Date: May 4, 2022	By:	/s/ Karin L. Bell
Karin L. Bell
Chief Financial Officer

(Authorized Officer and Principal Financial Officer and Principal Accounting Officer)