Form 10-Q
period 2022-06-30
Camping World Holdings, Inc.
filed 2022-08-03
CIK 1669779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of July 29, 2022, the registrant had 41,852,708 shares of Class A common stock, 41,466,964 shares of Class B common stock and one share of Class C common stock outstanding.

Camping World Holdings, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended June 30, 2022

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts contained in this Form 10-Q may be forward-looking statements. Statements regarding our future results of operations and financial position; the impact of the novel coronavirus (“COVID-19”) pandemic on our business, results of operations and financial position; the expected impact of the February 2022 Cybersecurity Incident (as defined below); the expected impact of inflation; business strategy and plans and objectives of management for future operations; the timeline for and benefits of our 2019 Strategic Shift (as defined below); expected new retail location openings and closures, including greenfield locations and acquired locations; our sources of liquidity and capital and any potential need for additional financing or refinancing, retirement or exchange of outstanding debt; our stock repurchase program; future capital expenditures and debt service obligations; expectations regarding industry trends and consumer behavior and growth; our ability to capture positive industry trends and pursue growth; expectations regarding our pending litigation, and our plans related to dividend payments, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘expects,’’ ‘‘plans,’’ ‘‘anticipates,’’ ‘‘could,’’ ‘‘intends,’’ ‘‘targets,’’ ‘‘projects,’’ ‘‘contemplates,’’ ‘‘believes,’’ ‘‘estimates,’’ ‘‘predicts,’’ ‘‘potential’’ or ‘‘continue’’ or the negative of these terms or other similar expressions. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including, but not limited to, the following:

●	risks related to the COVID-19 pandemic and related impacts on our business;
●	our ability to execute and achieve the expected benefits of our 2019 Strategic Shift and costs and impairment charges incurred in connection with the 2019 Strategic Shift may be materially higher than expected or anticipated;
●	the availability of financing to us and our customers;
●	fuel shortages, or high prices for fuel;
●	the well-being, as well as the continued popularity and reputation for quality, of our manufacturers;
●	trends in the RV industry;
●	general economic conditions in our markets, including inflation, and ongoing economic and financial uncertainties;
●	changes in consumer preferences or our failure to gauge those preferences;
●	competition in the market for services, protection plans, products and resources targeting the RV lifestyle or RV enthusiast;
●	our expansion into new, unfamiliar markets, businesses, or product lines or categories, as well as delays in opening or acquiring new retail locations;
●	unforeseen expenses, difficulties, and delays frequently encountered in connection with expansion through acquisitions;
●	our failure to maintain the strength and value of our brands;

●	our ability to successfully order and manage our inventory to reflect consumer demand in a volatile market and anticipate changing consumer preferences and buying trends;
●	fluctuations in our same store revenue and whether such revenue will be a meaningful indicator of future performance;
●	the cyclical and seasonal nature of our business;
●	our ability to operate and expand our business and to respond to changing business and economic conditions, which depends on the availability of adequate capital;
●	the restrictive covenants imposed by our Senior Secured Credit Facilities and Floor Plan Facility;
●	our reliance on six fulfillment and distribution centers for our retail, RV furniture distribution, e-commerce and catalog businesses;
●	the impact of ongoing class action lawsuits against us and certain of our officers and directors, as well as any potential future class action litigation;
●	natural disasters, whether or not caused by climate change, unusual weather conditions, epidemic outbreaks, terrorist acts and political events;
●	our dependence on our relationships with third party providers of services, protection plans, products and resources and a disruption of these relationships or of these providers’ operations;
●	any delays, new or increased tariffs, increased cost or quality control deficiencies in the importation of our products manufactured abroad;
●	whether third party lending institutions and insurance companies will continue to provide financing for RV purchases;
●	our ability to retain senior executives and attract and retain other qualified employees;
●	risks associated with leasing substantial amounts of space, including our inability to maintain the leases for our retail locations or locate alternative sites for our stores in our target markets and on terms that are acceptable to us;
●	our business being subject to numerous federal, state and local regulations;
●	changes in government policies and legislation;
●	our failure to comply with certain environmental regulations;
●	climate change legislation or regulations restricting emission of ‘‘greenhouse gases’’;
●	a failure in our e-commerce operations, security breaches and cybersecurity risks;
●	our inability to enforce our intellectual property rights and accusations of our infringement on the intellectual property rights of third parties;
●	our inability to maintain or upgrade our information technology systems or our inability to convert to alternate systems in an efficient and timely manner;
●	disruptions to or breaches of our or our third party providers’ information technology systems, including the February 2022 Cybersecurity Incident;

●	risk of product liability claims if people or property are harmed by the products we sell and other litigation risks;
●	risks related to our pending litigation;
●	risks associated with our private brand offerings;
●	possibility of future asset impairment charges for goodwill, intangible assets or other long-lived assets;
●	potential litigation relating to products we sell or sold, including firearms and ammunitions;
●	Marcus Lemonis, through his beneficial ownership of our shares directly or indirectly held by ML Acquisition Company, LLC and ML RV Group, LLC, has substantial control over us including matters requiring approval by our stockholders;
●	the exemptions from certain corporate governance requirements that we qualify for, and rely on, due to the fact that we are a ‘‘controlled company’’ within the meaning of the New York Stock Exchange, or NYSE, listing requirements;
●	whether we are able to realize any tax benefits that may arise from our organizational structure and any redemptions or exchanges of CWGS Enterprises, LLC common units for cash or stock;
●	other risks relating to our organizational structure and to ownership of shares of our Class A common stock; and
●	the other factors set forth under ‘‘Risk Factors’’ in Item 1A of Part I of our Annual Report, in Item 1A of Part II of this Form 10-Q, and in our other filings with the SEC.

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

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(In Thousands Except Share and Per Share Amounts)

	June 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$133,957	$267,332
Contracts in transit	150,929	57,741
Accounts receivable, net	125,957	101,644
Inventories	1,995,796	1,792,865
Prepaid expenses and other assets	61,308	64,295
Total current assets	2,467,947	2,283,877
Property and equipment, net	688,297	599,324
Operating lease assets	711,589	750,876
Deferred tax assets, net	182,212	199,321
Intangible assets, net	22,943	30,970
Goodwill	507,284	483,634
Other assets	30,029	24,927
Total assets	$4,610,301	$4,372,929
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$249,218	$136,757
Accrued liabilities	238,941	189,595
Deferred revenues	95,730	95,467
Current portion of operating lease liabilities	60,816	62,217
Current portion of finance lease liabilities	10,563	4,964
Current portion of Tax Receivable Agreement liability	11,686	11,322
Current portion of long-term debt	15,826	15,822
Notes payable – floor plan, net	1,000,808	1,011,345
Other current liabilities	86,975	70,834
Total current liabilities	1,770,563	1,598,323
Operating lease liabilities, net of current portion	735,267	774,889
Finance lease liabilities, net of current portion	96,604	74,752
Tax Receivable Agreement liability, net of current portion	159,790	171,073
Revolving line of credit	20,885	20,885
Long-term debt, net of current portion	1,371,444	1,377,751
Deferred revenues	73,076	69,024
Other long-term liabilities	82,741	52,338
Total liabilities	4,310,370	4,139,035
Commitments and contingencies
Stockholders' equity:
Preferred stock, par value $0.01 per share – 20,000,000 shares authorized; none issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Class A common stock, par value $0.01 per share – 250,000,000 shares authorized; 47,855,259 issued and 41,789,323 outstanding as of June 30, 2022 and 47,805,259 issued and 44,130,956 outstanding as of December 31, 2021	476	475
Class B common stock, par value $0.0001 per share – 75,000,000 shares authorized; 69,066,445 issued as of June 30, 2022 and December 31, 2021; and 41,466,964 outstanding as of June 30, 2022 and December 31, 2021	4	4
Class C common stock, par value $0.0001 per share – one share authorized, issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Additional paid-in capital	127,508	98,113
Treasury stock, at cost; 5,781,764 and 3,390,131 shares as of June 30, 2022 and December 31, 2021, respectively	(202,561)	(130,006)
Retained earnings	265,974	189,471
Total stockholders' equity attributable to Camping World Holdings, Inc.	191,401	158,057
Non-controlling interests	108,530	75,837
Total stockholders' equity	299,931	233,894
Total liabilities and stockholders' equity	$4,610,301	$4,372,929

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(In Thousands Except Per Share Amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenue:
Good Sam Services and Plans	$49,593	$46,902	$94,152	$87,773
RV and Outdoor Retail
New vehicles	1,077,252	1,058,778	1,912,211	1,880,754
Used vehicles	555,958	460,137	958,990	754,394
Products, service and other	278,001	305,554	492,974	556,824
Finance and insurance, net	195,407	177,685	348,785	315,939
Good Sam Club	12,421	12,751	23,916	23,904
Subtotal	2,119,039	2,014,905	3,736,876	3,531,815
Total revenue	2,168,632	2,061,807	3,831,028	3,619,588
Costs applicable to revenue (exclusive of depreciation and amortization shown separately below):
Good Sam Services and Plans	18,958	17,180	35,661	31,604
RV and Outdoor Retail
New vehicles	852,171	758,108	1,496,541	1,401,788
Used vehicles	414,169	334,829	716,994	558,022
Products, service and other	164,222	189,952	300,382	344,098
Good Sam Club	2,319	1,895	4,455	3,739
Subtotal	1,432,881	1,284,784	2,518,372	2,307,647
Total costs applicable to revenue	1,451,839	1,301,964	2,554,033	2,339,251
Operating expenses:
Selling, general, and administrative	441,123	432,249	826,438	769,283
Debt restructure expense	—	9,031	—	9,031
Depreciation and amortization	17,627	13,044	43,162	25,745
Long-lived asset impairment	2,618	536	2,618	1,082
Lease termination	944	—	1,122	1,756
Loss (gain) on sale or disposal of assets	381	10	430	(89)
Total operating expenses	462,693	454,870	873,770	806,808
Income from operations	254,100	304,973	403,225	473,529
Other expense:
Floor plan interest expense	(8,733)	(3,371)	(14,999)	(6,761)
Other interest expense, net	(14,935)	(11,789)	(29,236)	(24,012)
Loss on debt restructure	—	(1,390)	—	(1,390)
Tax Receivable Agreement liability adjustment	—	—	—	(3,520)
Other (expense) income, net	(72)	—	(295)	45
Total other expense	(23,740)	(16,550)	(44,530)	(35,638)
Income before income taxes	230,360	288,423	358,695	437,891
Income tax expense	(32,375)	(42,347)	(53,411)	(44,390)
Net income	197,985	246,076	305,284	393,501
Less: net income attributable to non-controlling interests	(113,674)	(136,888)	(176,243)	(221,991)
Net income attributable to Camping World Holdings, Inc.	$84,311	$109,188	$129,041	$171,510

Earnings per share of Class A common stock:
Basic	$2.02	$2.37	$3.03	$3.83
Diluted	$2.01	$2.33	$3.01	$3.74
Weighted average shares of Class A common stock outstanding:
Basic	41,737	45,983	42,640	44,790
Diluted	42,139	47,550	43,171	90,422

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Stockholders' Equity

(In Thousands)

							Additional				Non-
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Paid-In	Treasury Stock		Retained	Controlling
	Shares	Amounts	Shares	Amounts	Shares	Amounts	Capital	Shares	Amounts	Earnings	Interest	Total
Balance at December 31, 2021	47,521	$475	41,466	$4	—	$—	$98,113	(3,390)	$(130,006)	$189,471	$75,837	$233,894
Equity-based compensation	—	—	—	—	—	—	4,572	—	—	—	5,735	10,307
Exercise of stock options	—	—	—	—	—	—	(166)	11	397	—	—	231
Non-controlling interest adjustment for capital contribution of proceeds from the exercise of stock options	—	—	—	—	—	—	(111)	—	—	—	111	—
Vesting of restricted stock units	—	—	—	—	—	—	(4,067)	130	4,749	—	(682)	—
Repurchases of Class A common stock for withholding taxes on vested RSUs	—	—	—	—	—	—	243	(41)	(1,481)	—	—	(1,238)
Repurchases of Class A common stock to treasury stock	—	—	—	—	—	—	28,398	(2,593)	(79,757)	—	(37,774)	(89,133)
Redemption of LLC common units for Class A common stock	50	1	—	—	—	—	416	—	—	—	(45)	372
Distributions to holders of LLC common units	—	—	—	—	—	—	—	—	—	—	(24,836)	(24,836)
Dividends(1)	—	—	—	—	—	—	—	—	—	(26,427)	—	(26,427)
Establishment of liabilities under the Tax Receivable Agreement and related changes to deferred tax assets associated with that liability	—	—	—	—	—	—	(299)	—	—	—	—	(299)
Non-controlling interest adjustment	—	—	—	—	—	—	(1,028)	—	—	—	1,028	—
Net income	—	—	—	—	—	—	—	—	—	44,730	62,569	107,299
Balance at March 31, 2022	47,571	$476	41,466	$4	—	$—	$126,071	(5,883)	$(206,098)	$207,774	$81,943	$210,170
Equity-based compensation	—	—	—	—	—	—	4,467	—	—	—	4,500	8,967
Exercise of stock options	—	—	—	—	—	—	(25)	2	66	—	—	41
Non-controlling interest adjustment for capital contribution of proceeds from the exercise of stock options	—	—	—	—	—	—	(18)	—	—	—	18	—
Vesting of restricted stock units	—	—	—	—	—	—	(3,562)	108	3,798	—	(236)	—
Repurchases of Class A common stock for withholding taxes on vested RSUs	—	—	—	—	—	—	48	(9)	(327)	—	—	(279)
Distributions to holders of LLC common units	—	—	—	—	—	—	—	—	—	—	(90,842)	(90,842)
Dividends(1)	—	—	—	—	—	—	—	—	—	(26,111)	—	(26,111)
Non-controlling interest adjustment	—	—	—	—	—	—	527	—	—	—	(527)	—
Net income	—	—	—	—	—	—	—	—	—	84,311	113,674	197,985
Balance at June 30, 2022	47,571	$476	41,466	$4	—	$—	$127,508	(5,782)	$(202,561)	$265,974	$108,530	$299,931

(1)The Company declared dividends per share of Class A common stock of $0.625 for each of the three months ended March 31, 2022 and June 30, 2022, respectively.

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Stockholders' Equity

(In Thousands)

							Additional				Non-
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Paid-In	Treasury Stock		Retained	Controlling
	Shares	Amounts	Shares	Amounts	Shares	Amounts	Capital	Shares	Amounts	Earnings (Deficit)	Interest	Total
Balance at December 31, 2020	42,799	$428	45,999	$5	—	—	$63,342	(572)	(15,187)	$(21,814)	$(36,005)	$(9,231)
Equity-based compensation	—	—	—	—	—	—	2,988	—	—	—	3,121	6,109
Exercise of stock options	—	—	—	—	—	—	(417)	91	2,407	—	—	1,990
Non-controlling interest adjustment for capital contribution of proceeds from the exercise of stock options	—	—	—	—	—	—	(1,012)	—	—	—	1,012	—
Vesting of restricted stock units	—	—	—	—	—	—	(1,220)	49	1,318	—	(98)	—
Repurchases of Class A common stock for withholding taxes on vested RSUs	—	—	—	—	—	—	(25)	(7)	(189)	—	—	(214)
Redemption of LLC common units for Class A common stock	3,029	30	(2,848)	(1)	—	—	22,926	—	—	—	2,336	25,291
Distributions to holders of LLC common units	—	—	—	—	—	—	—	—	—	—	(16,926)	(16,926)
Dividends(2)	—	—	—	—	—	—	—	—	—	(10,353)	—	(10,353)
Establishment of liabilities under the Tax Receivable Agreement and related changes to deferred tax assets associated with that liability	—	—	—	—	—	—	(19,441)	—	—	—	—	(19,441)
Non-controlling interest adjustment	—	—	—	—	—	—	2,068	—	—	—	(2,068)	—
Net income	—	—	—	—	—	—	—	—	—	62,322	85,103	147,425
Balance at March 31, 2021	45,828	$458	43,151	$4	—	$—	$69,209	(439)	$(11,651)	$30,155	$36,475	$124,650
Equity-based compensation	—	—	—	—	—	—	3,123	—	—	—	2,924	6,047
Exercise of stock options	—	—	—	—	—	—	(135)	25	674	—	—	539
Non-controlling interest adjustment for capital contribution of proceeds from the exercise of stock options	—	—	—	—	—	—	(257)	—	—	—	257	—
Vesting of restricted stock units	—	—	—	—	—	—	(1,645)	64	1,707	—	(62)	—
Repurchases of Class A common stock for withholding taxes on vested RSUs	—	—	—	—	—	—	(31)	(2)	(43)	—	—	(74)
Repurchases of Class A common stock to treasury stock	—	—	—	—	—	—	22,127	(1,150)	(45,470)	—	(22,127)	(45,470)
Redemption of LLC common units for Class A common stock	1,152	12	(1,144)	—	—	—	11,785	—	—	—	(376)	11,421
Distributions to holders of LLC common units	—	—	—	—	—	—	—	—	—	—	(106,921)	(106,921)
Dividends(2)	—	—	—	—	—	—	—	—	—	(11,560)	—	(11,560)
Establishment of liabilities under the Tax Receivable Agreement and related changes to deferred tax assets associated with that liability	—	—	—	—	—	—	(9,233)	—	—	—	—	(9,233)
Non-controlling interest adjustment	—	—	—	—	—	—	(1,434)	—	—	—	1,434	—
Net income	—	—	—	—	—	—	—	—	—	109,188	136,888	246,076
Balance at June 30, 2021	46,980	$470	42,007	$4	—	$—	$93,509	(1,502)	$(54,783)	$127,783	$48,492	$215,475

(2)	The Company declared dividends per share of Class A common stock of $0.23 and $0.25 for the three months ended March 31, 2021 and June 30, 2021, respectively.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(In Thousands)

	Six Months Ended June 30,
	2022	2021
Operating activities
Net income	$305,284	$393,501

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,162	25,745
Equity-based compensation	20,642	12,156
Loss on lease termination	1,122	1,756
Loss on debt restructure	—	1,390
Long-lived asset impairment	2,618	1,082
Loss (gain) on sale or disposal of assets	430	(89)
Provision for losses on accounts receivable	(37)	606
Non-cash lease expense	30,315	29,974
Accretion of original debt issuance discount	1,041	563
Non-cash interest	986	1,735
Deferred income taxes	6,841	(11,017)
Tax Receivable Agreement liability adjustment	—	3,520
Change in assets and liabilities, net of acquisitions:
Receivables and contracts in transit	(117,531)	(115,302)
Inventories	(192,093)	(34,676)
Prepaid expenses and other assets	2,594	4,816
Accounts payable and other accrued expenses	118,045	161,331
Payment pursuant to Tax Receivable Agreement	(11,322)	(8,089)
Deferred revenue	4,314	14,585
Operating lease liabilities	(32,772)	(32,152)
Other, net	355	8,694
Net cash provided by operating activities	183,994	460,129

Investing activities
Purchases of property and equipment	(69,004)	(47,184)
Proceeds from sale of property and equipment	654	1,788
Purchase of real property	(28,033)	(48,318)
Proceeds from the sale of real property	6,809	1,360
Purchases of businesses, net of cash acquired	(38,188)	(99,016)
Purchase of other investments	(3,000)	(350)
Purchases of intangible assets	(743)	(2,580)
Net cash used in investing activities	$(131,505)	$(194,300)

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(In Thousands)

	Six Months Ended June 30,
	2022	2021
Financing activities
Proceeds from long-term debt	$—	$115,893
Payments on long-term debt	(7,913)	(171,328)
Net proceeds on notes payable – floor plan, net	40,372	7,414
Proceeds from landlord funded construction on finances leases	6,028	—
Payments on finance leases	(3,042)	(1,629)
Proceeds from sale-leaseback arrangement	27,951	—
Payments on sale-leaseback arrangement	(42)	—
Payment of debt issuance costs	—	(1,746)
Dividends on Class A common stock	(52,538)	(21,913)
Proceeds from exercise of stock options	272	2,517
RSU shares withheld for tax	(1,517)	(285)
Repurchases of Class A common stock to treasury stock	(79,757)	(45,470)
Distributions to holders of LLC common units	(115,678)	(123,847)
Net cash used in financing activities	(185,864)	(240,394)

(Decrease) increase in cash and cash equivalents	(133,375)	25,435
Cash and cash equivalents at beginning of the period	267,332	166,072
Cash and cash equivalents at end of the period	$133,957	$191,507

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2022

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

The condensed consolidated financial statements as of and for the three and six months ended June 30, 2022 are unaudited. The condensed consolidated balance sheet as of December 31, 2021 has been derived from the audited financial statements at that date but does not include all of the disclosures required by GAAP. These interim condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 24, 2022. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.

CWH was formed on March 8, 2016 as a Delaware corporation for the purpose of facilitating an IPO and other related transactions in order to carry on the business of CWGS, LLC. CWGS, LLC was formed in March 2011 when it received, through contribution from its then parent company, all of the membership interests of Affinity Group Holding, LLC and FreedomRoads Holding Company, LLC (“FreedomRoads”). The IPO and related reorganization transactions that occurred on October 6, 2016 resulted in CWH becoming the sole managing member of CWGS, LLC, with CWH having sole voting power in and control of the management of CWGS, LLC (see Note 14 — Stockholders’ Equity). CWH’s position as sole managing member of CWGS, LLC includes periods where CWH held a minority economic interest in CWGS, LLC. As of June 30, 2022 and December 31, 2021, CWH owned 49.8% and 51.2%, respectively, of CWGS, LLC. Accordingly, the Company consolidates the financial results of CWGS, LLC and reports a non-controlling interest in its condensed consolidated financial statements.

The Company does not have any components of other comprehensive income recorded within its condensed consolidated financial statements, and, therefore, does not separately present a statement of comprehensive income in its condensed consolidated financial statements.

COVID-19

Within a few months of the initial significant outbreaks of COVID-19 in the U.S., the Company experienced elevated demand for recreational vehicles (“RV”) and many of its related products and services. The Company believes that consumers view RVs as a safer alternative to many other travel and recreational activities, in addition to an opportunity to enjoy the outdoors after many consumers spent much of their time at home during portions of the pandemic. The Company believes this led to an introduction of many new customers to the RV lifestyle and a greater appreciation of outdoor activities. For much of the COVID-19 pandemic, demand and interest in new and used vehicles outpaced vehicle supply. Beginning in September 2021, the Company was able to procure more new vehicles from its suppliers than were sold and new towables inventory levels, in particular, normalized in early 2022.

During the height of the pandemic, and related government orders directing non-essential business closures or reductions, the majority of the Company’s retail locations continued to operate as essential businesses. Historically, most of the Company’s consumer shows and events take place during the first quarter.

As a consequence of COVID-19, the Company held one in-person consumer show in 2021, compared to 37 in-person consumer shows held prior to the pandemic in 2019, and plans to hold fewer than five in-person consumer shows in 2022. The Company has implemented preparedness plans consistent with government directives to keep its employees and customers safe. As case counts have risen and receded over the course of the pandemic, the Company has adjusted remote work and office schedules accordingly.

Cybersecurity Incident

The Company relies on the integrity, security and successful functioning of its information technology systems and network infrastructure (collectively, “IT Systems”) across its operations. In February 2022, the Company announced that it had experienced a cybersecurity incident that resulted in the encryption of certain IT Systems and theft of certain data and information (the “Cybersecurity Incident”). The Cybersecurity Incident resulted in the Company’s temporary inability to access certain of its IT Systems, caused by the disabling of some of its IT Systems by the threat actor and the Company temporarily taking certain other IT Systems offline as a precautionary measure. The Company engaged leading outside forensics and cybersecurity experts, launched containment and remediation efforts and a forensic investigation. The forensic investigation is now complete and the Company has restored and is taking measures to enhance its IT Systems. The extent of the Company’s notification obligations is not yet known, but through its investigation, the Company has identified that personal information of some individuals was acquired without authorization. The Company is continuing to coordinate with law enforcement and will notify individuals whose information was acquired in consultation with law enforcement and in accordance with relevant law.

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

A summary of the retail store openings, closings, divestitures, conversions and number of locations from June 30, 2021 to June 30, 2022, are in the table below:

	RV	RV Service &	Other
	Dealerships	Retail Centers	Retail Stores	Total
Number of store locations as of June 30, 2021	176	10	1	187
Opened	6	—	—	6
Re-opened	1	—	—	1
Converted (1)	(1)	—	1	—
Temporarily closed	—	(1)	—	(1)
Closed (1)	(1)	(1)	(1)	(3)
Number of store locations as of June 30, 2022	181	8	1	190

(1)	One RV dealership was converted to a retail clearance center, which was subsequently closed.

Reclassifications of Prior Period Amounts

Certain prior-period amounts have been reclassified to conform to the current period presentation. Specifically, for the three and six months ended June 30, 2021, the equity-based compensation and non-controlling interest adjustment line items in the accompanying condensed consolidated statements of stockholders' equity have been reclassified to present the equity-based compensation allocated to the non-controlling interest in the non-controlling interest column with an offsetting reclassification to the non-controlling interest adjustment line item.

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

Recently Issued Accounting Pronouncements

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”). This standard clarifies the guidance in ASC 820 on the fair value measurement of an equity security that is subject to a contractual sale restriction that prohibits the sale of an equity security, and requires specific disclosures related to such an equity security. The standard should be applied prospectively. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023, with early adoption permitted. The Company does not expect that the adoption of the provisions of this ASU will have a material impact on its consolidated financial statements.

2. Revenue

Contract Assets

As of June 30, 2022 and December 31, 2021, a contract asset of $18.3 million and $16.2 million, respectively, relating to RV service revenues was included in accounts receivable in the accompanying condensed consolidated balance sheets.

Deferred Revenues

As of June 30, 2022, the Company has unsatisfied performance obligations primarily relating to plans for its roadside assistance, Good Sam Club memberships, Coast to Coast memberships, the annual campground guide, and magazine publication revenue streams. The total unsatisfied performance obligations for these revenue streams at June 30, 2022 and the periods during which the Company expects to recognize the amounts as revenue are presented as follows (in thousands):

As of
June 30, 2022
2022	$59,512
2023	55,794
2024	25,988
2025	13,334
2026	7,594
Thereafter	6,584
Total	$168,806

3. Inventories and Floor Plan Payables

Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Good Sam services and plans	$343	$—
New RVs	1,329,604	1,108,836
Used RVs	358,060	406,398
Products, parts, accessories and other	307,789	277,631
	$1,995,796	$1,792,865

Substantially all of the Company’s new RV inventory and certain of its used RV inventory, included in the RV and Outdoor Retail segment, is financed by a floor plan credit agreement with a syndication of banks. As of June 30, 2022, no used RV inventory was financed by the floor plan credit agreement. The borrowings under the floor plan credit agreement are collateralized by substantially all of the assets of FreedomRoads, LLC (“FR”), a wholly-owned subsidiary of FreedomRoads, which operates the RV dealerships. The floor plan borrowings are tied to specific vehicles and principal is due upon the sale of the related vehicle or upon reaching certain aging criteria.

As of June 30, 2022 and December 31, 2021, FR maintained floor plan financing through the Eighth Amended and Restated Credit Agreement (“Floor Plan Facility”). The Floor Plan Facility at June 30, 2022 allowed FR to borrow (a) up to $1.70 billion under a floor plan facility, (b) up to $30.0 million under a letter of credit facility and (c) up to a maximum amount outstanding of $70.0 million under the revolving line of credit. The Floor Plan Facility also includes an accordion feature allowing FR, at its option, to increase the aggregate amount of the floor plan notes payable in $50 million increments up to a maximum amount of $200 million. The lenders under the Floor Plan Facility are not under any obligation to provide commitments in respect of any such increase. The maturity date of the Floor Plan Facility is September 30, 2026.

As of June 30, 2022 and December 31, 2021, the applicable interest rate for the floor plan notes payable under the Floor Plan Facility was 2.93% and 1.96%, respectively. Under the Floor Plan Facility, at the Company’s option, the floor plan notes payable, and borrowings for letters of credit, in each case, bear interest at a rate per annum equal to the floating Bloomberg Short-Term Bank Yield Index rate (“BSBY”) plus the applicable rate of 1.90% to 2.50% determined based on FR’s consolidated current ratio, or, the base rate (as described below) plus the applicable rate of 0.40% to 1.00% determined based on FR’s consolidated current ratio.

As of June 30, 2022 and December 31, 2021 the applicable interest rate for revolving line of credit borrowings under the Floor Plan Facility was 3.13% and 2.31%, respectively. Under the Floor Plan Facility, revolving line of credit borrowings bear interest at a rate per annum equal to, at the Company’s option, either: (a) a floating BSBY rate, plus 2.25%, in the case of floating BSBY rate loans, or (b) a base rate determined by reference to the greatest of: (i) the federal funds rate plus 0.50%, (ii) the prime rate published by Bank of America, N.A. and (iii) the floating BSBY rate plus 1.75%, plus 0.75%, in the case of base rate loans. Additionally, under the Floor Plan Facility, the revolving line of credit borrowings are limited by a borrowing base calculation, which did not limit the borrowing capacity at June 30, 2022 and December 31, 2021.

The Floor Plan Facility includes a flooring line aggregate interest reduction (“FLAIR”) offset account that allows the Company to transfer cash as an offset to the payables under the Floor Plan Facility. These transfers reduce the amount of liability outstanding under the floor plan borrowings that would otherwise accrue interest, while retaining the ability to withdraw amounts from the FLAIR offset account subject to the financial covenants under the Floor Plan Facility. As a result of using the FLAIR offset account, the Company experiences a reduction in floor plan interest expense in its consolidated statements of operations. As of June 30, 2022 and December 31, 2021, FR had $277.9 million and $92.1 million, respectively, in the FLAIR offset account. The maximum FLAIR percentage of outstanding floor plan borrowings is 35% under the Floor Plan Facility.

Management has determined that the credit agreements governing the Floor Plan Facility include subjective acceleration clauses, which could impact debt classification. Management has determined that no events have occurred at June 30, 2022 that would trigger a subjective acceleration clause. Additionally, the credit agreements governing the Floor Plan Facility contain certain financial covenants. FR was in compliance with all debt covenants at June 30, 2022 and December 31, 2021.

The following table details the outstanding amounts and available borrowings under the Floor Plan Facility as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30,	December 31,
	2022	2021
Floor Plan Facility
Notes payable - floor plan:
Total commitment	$1,700,000	$1,700,000
Less: borrowings, net	(1,000,808)	(1,011,345)
Less: flooring line aggregate interest reduction account	(277,867)	(92,108)
Additional borrowing capacity	421,325	596,547
Less: accounts payable for sold inventory	(78,945)	(28,036)
Less: purchase commitments	(31,491)	(34,612)
Unencumbered borrowing capacity	$310,889	$533,899

	June 30,	December 31,
	2022	2021
Revolving line of credit:	$70,000	$70,000
Less: borrowings	(20,885)	(20,885)
Additional borrowing capacity	$49,115	$49,115

Letters of credit:
Total commitment	$30,000	$30,000
Less: outstanding letters of credit	(11,500)	(11,500)
Additional letters of credit capacity	$18,500	$18,500

4. Restructuring and Long-Lived Asset Impairment

Restructuring

On September 3, 2019, the board of directors of CWH approved a plan to strategically shift its business away from locations where the Company does not have the ability or where it is not feasible to sell and/or service RVs at a sufficient capacity (the “Outdoor Lifestyle Locations”). Of the Outdoor Lifestyle Locations in the RV and Outdoor Retail segment operating at September 3, 2019, the Company has closed or divested 39 Outdoor Lifestyle Locations, two distribution centers, and 20 specialty retail locations relating to the 2019 Strategic Shift. As of December 31, 2020, the Company had completed the store closures and divestitures relating to the 2019 Strategic Shift. As part of the 2019 Strategic Shift, the Company evaluated the impact on its supporting infrastructure and operations, which included rationalizing inventory levels and composition, closing certain distribution centers, and realigning other resources. The Company had a reduction of headcount and labor costs for those locations that were closed or divested, and the Company incurred material charges associated with the activities contemplated under the 2019 Strategic Shift.

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

The Company currently estimates the total restructuring costs associated with the 2019 Strategic Shift to be in the range of $113.6 million to $132.6 million. The breakdown of the estimated restructuring costs are as follows:

●	one-time employee termination benefits relating to retail store or distribution center closures/divestitures of $1.2 million, all of which were incurred through December 31, 2020;
●	lease termination costs of $19.0 million to $34.0 million, of which $15.4 million has been incurred through June 30, 2022;
●	incremental inventory reserve charges of $57.4 million, all of which were incurred through December 31, 2021; and

●	other associated costs of $36.0 million to $40.0 million, of which $35.7 million has been incurred through June 30, 2022.

Through June 30, 2022, the Company has incurred $35.7 million of such other associated costs primarily representing labor, lease, and other operating expenses incurred during the post-close wind-down period for the locations related to the 2019 Strategic Shift. The additional amount of $0.3 million to $4.3 million represents similar costs that may be incurred through the year ending December 31, 2022 for locations that continue in a wind-down period, primarily comprised of lease costs accounted for under ASC 842, Leases, prior to lease termination. The Company intends to negotiate terminations of these leases where prudent and pursue sublease arrangements for the remaining leases. Lease costs may continue to be incurred after December 31, 2022 on these leases if the Company is unable to terminate the leases under acceptable terms or offset the lease costs through sublease arrangements. The foregoing lease termination cost estimate represents the expected cash payments to terminate certain leases but does not include the gain or loss from derecognition of the related operating lease assets and liabilities, which is dependent on the particular leases that will be terminated.

The following table details the costs incurred during the three and six months ended June 30, 2022 and 2021 associated with the 2019 Strategic Shift (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Restructuring costs:
Lease termination costs(1)	$944	$—	$1,122	$1,431
Other associated costs(2)	1,854	3,010	3,877	6,077
Total restructuring costs	$2,798	$3,010	$4,999	$7,508

(1)	These costs were included in lease termination charges in the condensed consolidated statements of operations. This reflects termination fees paid, net of any gain from derecognition of the related operating lease assets and liabilities.
(2)	Other associated costs primarily represent labor, lease, and other operating expenses incurred during the post-close wind-down period for the locations related to the 2019 Strategic Shift. For the three and six months ended June 30, 2022 and June 30, 2021, costs of approximately $1.9 million and $3.9 million, and $3.0 million and $6.1 million, respectively, were included in selling, general, and administrative expenses in the condensed consolidated statements of operations.

The following table details changes in the restructuring accrual associated with the 2019 Strategic Shift (in thousands):

	One-time	Lease	Other
	Termination	Termination	Associated
	Benefits	Costs (1)	Costs	Total
Balance at June 30, 2019	$—	$—	$—	$—
Charged to expense	1,008	1,350	4,321	6,679
Paid or otherwise settled	(286)	(1,350)	(4,036)	(5,672)
Balance at December 31, 2019	722	—	285	1,007
Charged to expense	231	10,532	16,835	27,598
Paid or otherwise settled	(953)	(10,532)	(16,346)	(27,831)
Balance at December 31, 2020	—	—	774	774
Charged to expense	—	1,650	10,684	12,334
Paid or otherwise settled	—	(1,650)	(10,532)	(12,182)
Balance as of December 31, 2021	—	—	926	926
Charged to expense	—	2,023	3,877	5,900
Paid or otherwise settled	—	(2,023)	(4,060)	(6,083)
Balance at June 30, 2022	$—	$—	$743	$743
(1)	Lease termination costs exclude the $1.3 million, $6.1 million, $0.2 million and $0.9 million of gains from the derecognition of the operating lease assets and liabilities relating to the terminated leases as part of the 2019 Strategic Shift for the six months ended December 31, 2019, for the years ended December 31, 2020 and 2021, and for the six months ended June 30, 2022, respectively.

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

Long-Lived Asset Impairment

During the three and six months ended June 30, 2022, the Company had indicators of impairment of the long-lived assets for certain locations based on the Company’s review of location performance in the normal course of business. During the three and six months ended June 30, 2021, the Company had indicators of impairment of the long-lived assets for certain of its closed locations relating to the 2019 Strategic Shift. As a result of updating certain assumptions in the long-lived asset impairment analysis for these locations, the Company determined that the fair value of certain long-lived assets were below their carrying value and were impaired. The long-lived asset impairment charge was calculated as the amount that the carrying value of these locations exceeded the estimated fair value, except that individual assets cannot be impaired below their individual fair values when that fair value can be determined without undue cost and effort.

The following table details long-lived asset impairment charges by type of long-lived asset (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Long-lived asset impairment charges:
Leasehold improvements	$2,557	$—	$2,557	$—
Furniture and equipment	61	—	61	—
Operating lease right-of-use assets	—	536	—	1,082
Total long-lived asset impairment charges	2,618	536	2,618	1,082
Less: portion unrelated to 2019 Strategic Shift	(2,618)	—	(2,618)	—
2019 Strategic Shift long-lived asset impairment charges	$—	$536	$—	$1,082

5. Goodwill and Intangible Assets

Goodwill

The following is a summary of changes in the Company’s goodwill by segment for the six months ended June 30, 2022 (in thousands):

	Good Sam
	Services and	RV and
	Plans	Outdoor Retail	Consolidated
Balance as of December 31, 2021 (excluding impairment charges)	$70,713	$654,758	$725,471
Accumulated impairment charges	(46,884)	(194,953)	(241,837)
Balance as of December 31, 2021	23,829	459,805	483,634
Acquisitions	405	23,245	23,650
Balance as of June 30, 2022	$24,234	$483,050	$507,284

For the six months ended June 30, 2022 and 2021, the Company determined that there were no triggering events for an interim goodwill impairment test of its reporting units.

Intangible Assets

Finite-lived intangible assets and related accumulated amortization consisted of the following at June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022
	Cost or	Accumulated
	Fair Value	Amortization	Net
Good Sam Services and Plans:
Membership, customer lists and other	$9,640	(8,817)	$823
Trademarks and trade names	2,132	(24)	2,108
Websites	3,050	(441)	2,609
RV and Outdoor Retail:
Customer lists and domain names	5,626	(2,590)	3,036
Supplier lists	1,696	(594)	1,102
Trademarks and trade names	29,564	(19,013)	10,551
Websites	7,378	(4,664)	2,714
	$59,086	$(36,143)	$22,943

	December 31, 2021
	Cost or	Accumulated
	Fair Value	Amortization	Net
Good Sam Services and Plans:
Membership, customer lists and other	$9,140	$(8,748)	$392
Websites	2,500	(253)	2,247
RV and Outdoor Retail:
Customer lists and domain names	5,626	(2,298)	3,328
Supplier lists	1,696	(424)	1,272
Trademarks and trade names	29,564	(9,465)	20,099
Websites	7,185	(3,553)	3,632
	$55,711	$(24,741)	$30,970

During the six months ended June 30, 2022, the Company recorded $8.8 million of incremental accelerated amortization from the adjustment of the useful lives of certain trademark and trade name intangible assets relating to brands not traditionally associated with RVs that the Company is phasing out. These trademark and trade name intangible assets were fully amortized as of March 31, 2022.

6. Long-Term Debt

Outstanding long-term debt consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Term Loan Facility (1)	$1,361,853	$1,367,277
Real Estate Facilities (2)	22,076	22,896
Other Long-Term Debt	3,341	3,400
Subtotal	1,387,270	1,393,573
Less: current portion	(15,826)	(15,822)
Total	$1,371,444	$1,377,751

(1)	Net of $16.0 million and $16.8 million of original issue discount at June 30, 2022 and December 31, 2021, respectively, and $6.4 million and $6.9 million of finance costs at June 30, 2022 and December 31, 2021, respectively.
(2)	Net of $0.2 million of finance costs at each of June 30, 2022 and December 31, 2021.

Senior Secured Credit Facilities

As of June 30, 2022 and December 31, 2021, CWGS Group, LLC (the “Borrower”), a wholly-owned subsidiary of CWGS, LLC, was party to a credit agreement (the “Credit Agreement”) for a senior secured credit facility (the “Senior Secured Credit Facilities”). The Senior Secured Credit Facilities consist of a $1.4 billion term loan facility (the “Term Loan Facility”) and a $65.0 million revolving credit facility (the “Revolving Credit Facility”).

The funds available under the Revolving Credit Facility may be utilized for borrowings or letters of credit; however, a maximum of $25.0 million may be allocated to such letters of credit. The Revolving Credit Facility matures in June 2026 and the Term Loan Facility matures in June 2028. The Term Loan Facility requires mandatory principal payments in equal quarterly installments of $3.5 million. Additionally, the Company is required to prepay the term loan borrowings in an aggregate amount up to 50% of excess cash flow, as defined in the Credit Agreement, for such fiscal year depending on the Total Leverage Ratio (as defined by the Credit Agreement) beginning with the year ended December 31, 2022. The Company does not expect that an additional excess cash flow payment will be required relating to 2022.

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

As of June 30, 2022 and December 31, 2021, the average interest rate on the Term Loan Facility was 3.82% and 3.25%, respectively. The following table details the outstanding amounts and available borrowings under the Senior Secured Credit Facilities as of (in thousands):

	June 30,	December 31,
	2022	2021
Senior Secured Credit Facilities:
Term Loan Facility:
Principal amount of borrowings	$1,400,000	$1,400,000
Less: cumulative principal payments	(16,011)	(9,004)
Less: unamortized original issue discount	(15,786)	(16,826)
Less: unamortized finance costs	(6,350)	(6,893)
	1,361,853	1,367,277
Less: current portion	(14,015)	(14,015)
Long-term debt, net of current portion	$1,347,838	$1,353,262
Revolving Credit Facility:
Total commitment	$65,000	$65,000
Less: outstanding letters of credit	(4,930)	(4,930)
Additional borrowing capacity	$60,070	$60,070

The Senior Secured Credit Facilities are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by each of the Company’s existing and future domestic restricted subsidiaries with the exception of FreedomRoads Intermediate Holdco, LLC, the direct parent of FR, and FR, and its subsidiaries. The Credit Agreement contains certain restrictive covenants pertaining to, but not limited to, mergers, changes in the nature of the business, acquisitions, additional indebtedness, sales of assets, investments, and the payment of dividends subject to certain limitations and minimum operating covenants. Additionally, management has determined that the Senior Secured Credit Facilities include subjective acceleration clauses, which could impact debt classification. Management has determined that no events have occurred at June 30, 2022 that would trigger a subjective acceleration clause.

The Credit Agreement requires the Borrower and its subsidiaries to comply on a quarterly basis with a maximum Total Net Leverage Ratio (as defined in the Credit Agreement), which covenant is in effect only if, as of the end of each calendar quarter, the aggregate amount of borrowings under the revolving credit facility (including swingline loans), letters of credit and unreimbursed letter of credit disbursements outstanding at such time is greater than 35% of the total commitment on the Revolving Credit Facility (excluding (i) up to $15.0 million attributable to any outstanding undrawn letters of credit and (ii) any cash collateralized or backstopped letters of credit), as defined in the Credit Agreement. As of June 30, 2022, the Company was not subject to this covenant as borrowings under the Revolving Credit Facility did not exceed the 35% threshold. The Company was in compliance with all applicable debt covenants at June 30, 2022 and December 31, 2021.

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

As of June 30, 2022, the First Real Estate Facility, Second Real Estate Facility, and the Third Real Estate Facility had outstanding principal balances of $4.1 million and $8.2 million, and $9.8 million, respectively, net of unamortized finance costs, and a weighted average interest rate of 3.35%. As of June 30, 2022, the Company had no available capacity under the Real Estate Facilities, since repaid amounts cannot be reborrowed under the Real Estate Facilities.

Management has determined that the credit agreements governing the Real Estate Facilities include subjective acceleration clauses, which could impact debt classification. Management has determined that no events have occurred at June 30, 2022 that would trigger a subjective acceleration clause. Additionally, the Real Estate Facilities are subject to certain cross default provisions, a debt service coverage ratio, and other customary covenants. The Company was in compliance with all debt covenants at June 30, 2022 and December 31, 2021.

Other Long-Term Debt

In December 2021, FRHP Lincolnshire, LLC, an indirect wholly-owned subsidiary of CWGS, LLC, assumed a mortgage as part of a real estate acquisition. This mortgage is secured by the acquired property and is guaranteed by CWGS Group, LC, a wholly-owned subsidiary of CWGS, LLC. As of June 30, 2022, the outstanding principal balance of the mortgage was $3.3 million with an interest rate of 3.50%. The mortgage matures in December 2026.

7. Lease Obligations

The following presents certain information related to the costs for leases where the Company is the lessee (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease cost	$28,081	$28,974	$56,577	$58,133
Finance lease cost:
Amortization of finance lease assets	2,974	1,013	5,665	1,941
Interest on finance lease liabilities	1,152	572	2,139	1,063
Short-term lease cost	555	474	1,018	959
Variable lease cost	5,602	5,859	11,796	11,833
Sublease income	(306)	(468)	(699)	(934)
Net lease costs	$38,058	$36,424	$76,496	$72,995

As of June 30, 2022 and December 31, 2021, finance lease assets of $94.1 million and $75.7 million, respectively, were included in property and equipment, net in the accompanying condensed consolidated balance sheets.

The following presents supplemental cash flow information related to leases (in thousands):

	Six Months Ended June 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$57,181	$58,614
Operating cash flows for finance leases	2,072	1,027
Financing cash flows for finance leases	3,042	1,642
Lease assets obtained in exchange for lease liabilities:
New, remeasured and terminated operating leases	(8,967)	57,464
New, remeasured and terminated finance leases	24,224	10,102

Sale-Leaseback Arrangement Recorded as Financing Transaction

On February 8, 2022, FRHP Lincolnshire, LLC sold three properties for a total sale price of $28.0 million. Concurrent with the sale of these properties, the Company entered into three separate twenty-year lease agreements, whereby the Company will lease back the properties from the acquiring company. Under each lease agreement, FR has four consecutive options to extend the lease term for additional periods of five years for each option. This transaction is accounted for as a financing transaction. The Company recorded a liability for the amount received, will continue to depreciate the non-land portion of the assets, and has imputed an interest rate so that the net carrying amount of the financial liability and remaining non-land assets will be zero at the end of the initial lease terms. The financial liability is included in other long-term liabilities in the condensed consolidated balance sheet as of June 30, 2022.

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

	Fair Value	June 30, 2022		December 31, 2021
($ in thousands)	Measurement	Carrying Value	Fair Value	Carrying Value	Fair Value
Term Loan Facility	Level 2	$1,361,853	$1,397,829	$1,367,277	$1,382,372
Floor Plan Facility Revolving Line of Credit	Level 2	20,885	17,535	20,885	20,885
Real Estate Facilities	Level 2	22,076	19,812	22,896	22,981
Other Long-Term Debt	Level 2	3,341	3,055	3,400	3,400

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

On April 17, 2019, a shareholder derivative suit styled Lincolnshire Police Pension Fund v. Camping World Holdings, Inc., et al., was filed in the Court of Chancery of the State of Delaware, alleging breaches of fiduciary duty for alleged failure to implement effective disclosure controls and internal controls over financial reporting and to properly oversee certain acquisitions and for alleged insider trading and unjust enrichment for compensation received during that time (the “LPPF Complaint”). The LPPF Complaint names the Company as nominal defendant, and names certain of the Company’s officers and directors, among others, as defendants and seeks compensatory damages, extraordinary equitable and/or injunctive relief, restitution and disgorgement, attorneys’ fees and costs, and any other and further relief the court deems just and proper. On May 30, 2019, the Court granted the parties’ joint motion to consolidate the Hunnewell and LPPF Complaints (as well as any future filed actions relating to the subject matter). On January 31, 2022, the Court granted in full Defendants’ motion to dismiss the Plaintiffs’ Amended Complaint with prejudice. On February 14, 2022, Plaintiff filed a notice of appeal, appealing the Court’s order dismissing the Amended Complaint. Plaintiffs’ appeal has been fully briefed and oral argument is scheduled for September 21, 2022.

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

On June 22, 2021, CWH filed a one-count complaint captioned FreedomRoads Holding Company, LLC v. Steve Weissmann in the Circuit Court of Cook County, Illinois against Steve Weissmann (“Weissmann”) for breach of contractual obligation under note guarantee (the “Note”) (the “Weissmann Complaint”). On October 8, 2021, Weissmann brought a counterclaim against FreedomRoads and Third-Party Defendants Marcus Lemonis, NBCUniversal Media, LLC, the Consumer National Broadcasting Company, Camping World, Inc.,

and Machete Productions (“Machete”) (the “Weissmann Counterclaim”), in which he alleges claims in connection with the Note and his appearance on the reality television show The Profit. Weissmann alleges the following causes of action against FreedomRoads and all third-party defendants, including Camping World, Inc.: (i) fraud; (ii) fraud in the inducement; (iii) fraudulent concealment; (iv) breach of fiduciary duty; (v) defamation; (vi) defamation per se; (vii) false light; (viii) intentional infliction of emotional distress; (ix) negligence; (v) unjust enrichment; and (vi) RICO § 1962. Weissmann seeks costs and damages in an amount to be proven at trial but no less than the amount in the Note (approximately $2.5 million); in connection with his RICO claim, Weissmann asserts he is entitled to damages in the amount of three times the Note. On February 18, 2022, NBCUniversal, CNBC, and Machete filed a motion to compel arbitration (the “NBC Arbitration Motion”). On May 5, 2022, an agreed order was filed staying the litigation in favor of arbitration. On May 31, 2022, CWH filed an arbitration demand against Weissmann for collection on the Note. Weissmann filed his response and counterclaims, and third-party claims against FreedomRoads Holding Company, LLC, Camping World, Inc., Marcus Lemonis, NBCUniversal, and Machete on July 7, 2022. On July 21, 2022, CWH filed responses and affirmative defenses.

On November 10, 2021, Tumbleweed Tiny House Company, Inc. filed a complaint against FreedomRoads, Marcus Lemonis, NBCUniversal Media, LLC, and Machete Productions in which Tumbleweed alleges claims in connection with the Note and its appearance on the reality television show The Profit (the “Tumbleweed Complaint”). Tumbleweed alleges the following claims against the defendants, including FreedomRoads and CWH: (i) fraud; (ii) false promise; (iii) breach of fiduciary duty (and aiding and abetting the same); (iv) breach of contract; (v) breach of oral contract; (vi) tortious interference with prospective economic advantage; (vii) fraud in the inducement; (viii) negligent misrepresentation; (ix) fraudulent concealment; (x) conspiracy; (xi) unlawful business practices; (xii) defamation; and (xiii) declaratory judgment. On April 21, 2022, the Court granted a motion to compel arbitration filed by NBCUniversal and joined by all defendants, including FreedomRoads, CWH, and Marcus Lemonis, compelling Tumbleweed’s claims to arbitration. Tumbleweed served its arbitration demand on FreedomRoads, Camping World, Inc., and Marcus Lemonis on May 17, 2022. CWH and Marcus Lemonis filed responses and affirmative defenses on May 31, 2022. On July 20, 2022, pursuant to the JAMS streamlined arbitration rules, the Tumbleweed Complaint was consolidated together with the Weissmann Complaint.

On May 3, 2022, Lynn E. Feldman, Esquire, in her capacity as the Chapter 7 Trustee for the Estate of Precise Graphix, LLC filed a complaint against NBCUniversal Media, LLC, Machete Corporation, and Camping World, Inc. in which Trustee Feldman alleges claims on behalf of Precise Graphix in connection with its appearance on The Profit and subsequent commercial relationship with CWH (the “Precise Complaint”). Trustee Feldman alleges the following claims against defendants, including CWH: (i) Fraud; (ii) False Promise; (iii) Breach of Fiduciary Duty; (iv) Breach of Contract; (v) Breach of Oral Contract; (vi) Fraud in the Inducement; (vii) Fraud in the Inducement; (viii) Negligent Misrepresentation; (ix) Fraudulent Concealment; (x) Conspiracy; (xi) Unlawful Business Practices in Violation of California Business and Professions Code §17200; (xii) Aiding and Abetting Breach of Fiduciary Duty; and (xiii) Declaratory Judgment.  Precise did not serve the Precise Complaint on CWH.  On July 3, 2022, Precise Graphix filed its arbitration demand against CWH, NBCUniversal, and Machete alleging substantially similar claims as the Precise Complaint.  On July 19, 2022, CWH and the other respondents filed their responses and affirmative defenses.

No assurance can be made that these or similar suits will not result in a material financial exposure in excess of insurance coverage, which could have a material adverse effect upon the Company’s financial condition and results of operations.

From time to time, the Company is involved in other litigation arising in the normal course of business operations.

Financial Assurances

In the normal course of business, the Company obtains standby letters of credit and surety bonds from financial institutions and other third parties. These instruments guarantee the Company’s own future performance and provide third parties with financial and performance assurance in the event that the Company does not perform. These instruments support a wide variety of the Company’s business activities. As of June

30, 2022 and December 31, 2021, outstanding standby letters of credit issued through our Floor Plan Facility were $11.5 million and $11.5 million, respectively, and outstanding standby letters of credit issued through the Senior Secured Credit Facilities were $4.9 million and $4.9 million, respectively (see Note 4 — Inventories and Floor Plan Payables and Note 9 — Long-Term Debt). As of June 30, 2022 and December 31, 2021, outstanding surety bonds were $20.5 million and $19.1 million, respectively. The underlying liabilities insured by these instruments are reflected on the Company’s accompanying consolidated balance sheets, where applicable. Therefore, no additional liability is reflected for the letters of credit and surety bonds themselves.

10. Statement of Cash Flows

Supplemental disclosures of cash flow information for the following periods (in thousands) were as follows:

	Six Months Ended June 30,
	2022	2021
Cash paid during the period for:
Interest	$41,271	$30,656
Income taxes	28,572	56,151
Non-cash investing activities:
Leasehold improvements paid by lessor	—	91
Vehicles transferred to property and equipment from inventory	927	820
Capital expenditures in accounts payable and accrued liabilities	19,189	12,660
Non-cash financing activities:
Par value of Class A common stock issued in exchange for common units in CWGS, LLC	1	42
Cost of treasury stock issued for vested restricted stock units	8,547	3,025

11. Acquisitions

During the six months ended June 30, 2022 and 2021, subsidiaries of the Company acquired the assets of multiple RV dealerships, as well as an outdoor publication during the three months ended June 30, 2022, that constituted businesses under accounting rules. The Company used cash to complete the acquisitions. The Company considers acquisitions of independent dealerships to be a fast and capital efficient alternative to opening new retail locations to expand its business and grow its customer base. Additionally, the Company considers the acquisition of the outdoor publication as a furtherance of its strategy to target a younger demographic of RV enthusiasts. The acquired businesses were recorded at their estimated fair values under the acquisition method of accounting. The balance of the purchase prices in excess of the fair values of net assets acquired were recorded as goodwill.

During the six months ended June 30, 2022, the RV and Outdoor Retail segment acquired the assets of various RV dealerships comprised of two locations for an aggregate purchase price of approximately $34.8 million. Additionally, during the six months ended June 30, 2022, the Company purchased real estate property for $28.0 million, of which $12.1 million related to the sellers of the acquired businesses. Also during the six months ended June 30, 2022, the Good Sam Services and Plans segment acquired the assets of the outdoor publication for $3.4 million.

During the six months ended June 30, 2021, the RV and Outdoor Retail segment acquired the assets of various RV dealerships comprised of twelve locations for an aggregate purchase price of approximately $99.0 million. Additionally, during the six months ended June 30, 2021, the Company purchased real estate property for $48.3 million, of which $31.4 million related to the sellers of the acquired businesses.

The estimated fair values of the assets acquired and liabilities assumed for the acquisitions of dealerships consist of the following:

	Six Months Ended June 30,
($ in thousands)	2022	2021
Tangible assets (liabilities) acquired (assumed):
Accounts receivable, net	$(68)	$847
Inventories, net	11,775	26,523
Prepaid expenses and other assets	13	126
Property and equipment, net	70	1,348
Operating lease assets	—	1,222
Current portion of operating lease liabilities	—	(195)
Operating lease liabilities, net of current portion	—	(1,027)
Accrued liabilities	67	—
Other current liabilities	49	—
Total tangible net assets acquired	11,906	28,844
Total intangible assets acquired	2,632	—
Goodwill	23,650	70,172
Cash paid for acquisitions, net of cash acquired	38,188	99,016
Inventory purchases financed via floor plan	(5,876)	(19,537)
Cash payment net of floor plan financing	$32,312	$79,479

The fair values above for the six months ended June 30, 2022 are preliminary as they are subject to measurement period adjustments for up to one year from the date of acquisition as new information is obtained about facts and circumstances that existed as of the acquisition date relating to the valuation of the acquired assets, primarily the acquired inventories. For the six months ended June 30, 2021, the fair values above represent measurement period adjustments for valuation of acquired inventories relating to dealership acquisitions during the year ended December 31, 2021. The primary items that generated the goodwill are the value of the expected synergies between the acquired businesses and the Company and the acquired assembled workforce, neither of which qualify for recognition as a separately identified intangible asset. For the six months ended June 30, 2022 and 2021, acquired goodwill of $23.7 million and $70.2 million, respectively, is expected to be deductible for tax purposes. Included in the condensed consolidated financial statements for the six months ended June 30, 2022 were $21.7 million of revenue, and $1.4 million of pre-tax income, respectively from the acquisitions as of their applicable acquisition dates. Included in the condensed consolidated financial statements for the six months ended June 30, 2021 were $33.5 million of revenue, and $2.3 million of pre-tax income, respectively of the acquired dealerships from the applicable acquisition dates. Pro forma information on these acquisitions has not been included, because the Company has deemed them to not be individually or cumulatively material.

12. Income Taxes

CWH is organized as a Subchapter C corporation and, as of June 30, 2022, is a 49.8% owner of CWGS, LLC (see Note 14 — Stockholders’ Equity and Note 15 — Non-Controlling Interests). CWGS, LLC is organized as a limited liability company and treated as a partnership for U.S. federal and most applicable state and local income tax purposes and as such, is generally not subject to any U.S. federal entity-level income taxes with the exception of Americas Road and Travel Club, Inc., Camping World, Inc. (“CW”), and FreedomRoads RV, Inc. and their wholly-owned subsidiaries, which are Subchapter C corporations.

As further described in Note 1 — Summary of Significant Accounting Policies — COVID-19, in response to the COVID-19 pandemic, many governments have enacted or are contemplating measures to provide aid and economic stimulus. These measures may include deferring the due dates of income tax and payroll tax payments or other changes to their income and non-income-based tax laws. The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020 in the U.S., includes measures to assist companies, including temporary changes to income and non-income-based tax laws. For the six months ended June 30, 2022, there were no material tax impacts to the Company’s condensed consolidated financial statements as it relates to COVID-19 measures other than the deferral of non-income-

based payroll taxes under the CARES Act of $14.6 million as of June 30, 2022 and December 31, 2021, which were included in accrued liabilities in the condensed consolidated balance sheets and must be paid by December 31, 2022. The Company will continue to monitor additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service and others. Furthermore, on March 11, 2021 the American Rescue Plan Act, a $1.9 trillion tax-and-spending package aimed at addressing the continuing economic and health impacts of the coronavirus pandemic, was enacted. The American Rescue Plan Act provisions do not have a material impact on the Company’s income tax expense and effective tax rate.

For the six months ended June 30, 2022, the Company's effective income tax rate was 14.9%, which differed from the federal statutory rate of 21.0% primarily due to a portion of the Company’s earnings being attributable to non-controlling interests in limited liability companies, which are not subject to corporate level taxes, net of income tax benefits of $0.7 million related to current state combined unitary losses. For the six months ended June 30, 2021, the Company’s effective income tax rate was 10.1% primarily due to a portion of the Company’s earnings being attributable to non-controlling interests in limited liability companies, which are not subject to corporate level taxes, income tax benefits of $14.8 million recorded in the six months ended June 30, 2021 related to the release of the valuation allowance on deferred tax assets at CW that can now be included in state combined unitary income tax returns and $4.1 million for the revaluation of deferred tax assets as a result of increased state tax rates. Also for the six months ended June 30, 2022, the Company reduced its deferred tax asset by $9.4 million relating to CWH’s investment in CWGS, LLC for the change in ownership of CWGS, LLC from the treasury stock repurchase of 2.6 million shares of Class A common stock during the three months ended March 31, 2022 (see Note 14 — Stockholders’ Equity). These treasury stock repurchases result in a commensurate reduction in common units in CWGS, LLC held by CWH.

The Company evaluates its deferred tax assets on a quarterly basis to determine if they can be realized and establishes valuation allowances when it is more likely than not that all or a portion of the deferred tax assets may not be realized. At June 30, 2022 and December 31, 2021, the Company determined that all of its deferred tax assets (except those of CW and the Outside Basis Deferred Tax Asset discussed below) are more likely than not to be realized. The Company maintains a valuation allowance against the deferred tax assets of CW, excluding certain state deferred tax assets included in the state combined unitary income tax returns, since it was determined that it is more likely than not, based on available objective evidence, that CW would have insufficient taxable income in the current or carryforward periods under the tax laws to realize the future tax benefits for this portion of its deferred tax assets. The Company maintains a valuation allowance against the Outside Basis Deferred Tax Asset pertaining to the portion that is not amortizable for tax purposes, since the Company would likely only realize the non-amortizable portion of the Outside Basis Deferred Tax Asset if the investment in CWGS, LLC was divested.

The Company is party to the Tax Receivable Agreement that provides for the payment by the Company to the Continuing Equity Owners and Crestview Partners II GP, L.P. of 85% of the amount of tax benefits, if any, the Company actually realizes, or in some circumstances is deemed to realize, as a result of (i) increases in the tax basis from the purchase of common units from Crestview Partners II GP, L.P. in exchange for Class A common stock in connection with the consummation of the IPO and the related transactions and any future redemptions that are funded by the Company and any future redemptions or exchanges of common units by Continuing Equity Owners as described above and (ii) certain other tax benefits attributable to payments made under the Tax Receivable Agreement. During the six months ended June 30, 2022 and 2021, 50,000 and 4,181,552 common units in CWGS, LLC, respectively, were exchanged for Class A common stock subject to the provisions of the Tax Receivable Agreement (see Note 14 — Stockholders’ Equity). The Company recognized a liability for the Tax Receivable Agreement payments due to those parties that redeemed common units, representing 85% of the aggregate tax benefits the Company expects to realize from the tax basis increases related to the exchange, after concluding it was probable that the Tax Receivable Agreement payments would be paid based on estimates of future taxable income. As of June 30, 2022 and December 31, 2021, the amount of Tax Receivable Agreement payments due under the Tax Receivable Agreement was $171.5 million and $182.4 million, respectively, of which $11.7 million and $11.3 million at June 30, 2022 and December 31, 2021, respectively, was included in the current portion of the Tax Receivable Agreement liability in the condensed consolidated balance sheets.

The Tax Receivable Agreement liability and Deferred Tax Assets increased $0.4 million and $0.5 million, respectively, as a result of a Continuing Equity Owner’s redemption of 50,000 common units in CWGS,

LLC for 50,000 shares of the Company’s Class A common stock during the six months ended June 30, 2022 and were recorded to additional paid-in capital (see the condensed consolidated statements of stockholders’ equity). Payments pursuant to the Tax Receivable Agreement relating to this redemption will begin during the year ending December 31, 2023.

The Tax Receivable Agreement liability and Deferred Tax Assets increased $38.5 million and $45.3 million, respectively, as a result of Continuing Equity Owner’s, primarily Crestview Partners II GP, L.P., combined redemption of 4.0 million common units in CWGS, LLC for 4.0 million shares of the Company’s Class A common stock during the six months ended June 30, 2021 and were recorded to additional paid-in capital (see the condensed consolidated statements of stockholders’ equity). Payments pursuant to the Tax Receivable Agreement relating to these redemptions began during the year ending December 31, 2022.

13. Related Party Transactions

Transactions with Directors, Equity Holders and Executive Officers

FreedomRoads leases various retail locations from managers and officers. During the three months ended June 30, 2022 and 2021, the related party lease expense for these locations were $0.6 million and $0.5 million, respectively. During the six months ended June 30, 2022 and 2021, the related party lease expense for these locations were $1.3 million and $1.0 million, respectively.

In January 2012, FreedomRoads entered into a lease for the offices in Lincolnshire, Illinois, which was amended in March 2013 and November 2019 (the “Lincolnshire Lease”). For the three months ended June 30, 2022 and 2021, rental payments for the Lincolnshire Lease, including common area maintenance charges, were each $0.2 million. For the six months ended June 30, 2022 and 2021, rental payments for the Lincolnshire Lease, including common area maintenance charges, were each $0.4 million. The Company’s Chairman and Chief Executive Officer has personally guaranteed the Lincolnshire Lease.

As of June 30, 2022 and December 31, 2021, the Company had an expense reimbursement payable to Mr. Lemonis of $0 and $0.1 million, respectively, relating primarily to advertising expenses for the Company that were processed through Mr. Lemonis’ social media accounts.

Other Transactions

The Company does business with certain companies in which Mr. Lemonis has a direct or indirect material interest. The Company purchased fixtures for interior store sets at the Company’s retail locations from Precise Graphix. Mr. Lemonis exited his economic interest in Precise Graphix. The Company received refunds from Precise Graphix totaling $0.2 million in the six months ended June 30, 2021.

The Company paid Kaplan, Strangis and Kaplan, P.A., of which Andris A. Baltins is a member, and a member of the Company’s board of directors, $0.1 million and $0.2 million during the six months ended June 30, 2022 and 2021, respectively, for legal services.

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

During the three months ended June 30, 2022, the Company did not repurchase Class A common stock under the stock repurchase program. During the six months ended June 30, 2022, the Company repurchased 2,592,524 shares of Class A common stock under this program for approximately $79.8 million, including commissions paid, at a weighted average price per share of $30.76, which is recorded as treasury stock on the condensed consolidated balance sheets. Class A common stock held as treasury stock is not considered outstanding. During the six months ended June 30, 2022, the Company reissued 200,891 shares of Class A common stock from treasury stock to settle the exercises of stock options and vesting of restricted stock units. As of June 30, 2022, the remaining approved amount for repurchases of Class A common stock under the share repurchase program was approximately $120.2 million.

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

The following table summarizes the CWGS, LLC common unit ownership by CWH and the Continuing Equity Owners:

	As of June 30, 2022		As of December 31, 2021
	Common Units	Ownership %	Common Units	Ownership %
CWH	41,789,323	49.8%	44,130,956	51.2%
Continuing Equity Owners	42,044,536	50.2%	42,094,536	48.8%
Total	83,833,859	100.0%	86,225,492	100.0%

The following table summarizes the effects of changes in ownership in CWGS, LLC on the Company’s equity:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2022	2021	2022	2021
Net income attributable to Camping World Holdings, Inc.	$84,311	$109,188	$129,041	$171,510
Transfers to non-controlling interests:
Decrease in additional paid-in capital as a result of the purchase of common units from CWGS, LLC with proceeds from the exercise of stock options	(18)	(257)	(129)	(1,269)
Decrease in additional paid-in capital as a result of the vesting of restricted stock units	(3,562)	(1,645)	(7,629)	(2,865)
Increase (decrease) in additional paid-in capital as a result of repurchases of Class A common stock for withholding taxes on vested RSUs	48	(31)	291	(56)
Increase in additional paid-in capital as a result of repurchases of Class A common stock for treasury stock	—	22,127	28,398	22,127
Increase in additional paid-in capital as a result of the redemption of common units of CWGS, LLC	—	11,785	416	34,711
Change from net income attributable to Camping World Holdings, Inc. and transfers to non-controlling interests	$80,779	$141,167	$150,388	$224,158

16. Equity-based Compensation Plans

The following table summarizes the equity-based compensation that has been included in the following line items within the consolidated statements of operations during:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2022	2021	2022	2021
Equity-based compensation expense:
Costs applicable to revenue	$222	$165	$363	$323
Selling, general, and administrative	8,746	5,882	20,279	11,833
Total equity-based compensation expense	$8,968	$6,047	$20,642	$12,156

The following table summarizes stock option activity for the six months ended June 30, 2022:

Stock Options
(in thousands)
Outstanding at December 31, 2021	272
Exercised	(12)
Forfeited	(4)
Outstanding and exercisable at June 30, 2022	256

The following table summarizes restricted stock unit activity for the six months ended June 30, 2022:

Restricted
Stock Units
(in thousands)
Outstanding at December 31, 2021	4,177
Granted	183
Vested	(238)
Forfeited	(278)
Outstanding at June 30, 2022	3,844

During the six months ended June 30, 2022, the Company granted 149,833 RSUs to employees with an aggregate grant date fair value of $3.3 million and weighted-average grant date fair value of $22.29 per RSU, which will be recognized, net of forfeitures, over a vesting period of five years. In accordance with the Company’s non-employee director compensation policy, six members of the Company’s board of directors each received grants of 5,478 RSUs on the date of the Company’s annual shareholders’ meeting in May 2022 with a grant date fair value of $27.38 per RSU, which will be recognized, net of forfeitures, over a vesting period of one year.

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

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands except per share amounts)	2022	2021	2022	2021
Numerator:
Net income	$197,985	$246,076	$305,284	$393,501
Less: net income attributable to non-controlling interests	(113,674)	(136,888)	(176,243)	(221,991)
Net income attributable to Camping World Holdings, Inc. — basic	$84,311	$109,188	129,041	171,510
Add: reallocation of net income attributable to non-controlling interests from the assumed dilutive effect of stock options and RSUs	405	1,772	738	—
Add: reallocation of net income attributable to non-controlling interests from the assumed exchange of common units of CWGS, LLC for Class A common stock	—	—	—	166,495
Net income attributable to Camping World Holdings, Inc. — diluted	$84,716	$110,960	$129,779	$338,005
Denominator:
Weighted-average shares of Class A common stock outstanding — basic	41,737	45,983	42,640	44,790
Dilutive options to purchase Class A common stock	44	169	66	167
Dilutive restricted stock units	358	1,398	465	1,177
Dilutive common units of CWGS, LLC that are convertible into Class A common stock	—	—	—	44,288
Weighted-average shares of Class A common stock outstanding — diluted	42,139	47,550	43,171	90,422

Earnings per share of Class A common stock — basic	$2.02	$2.37	$3.03	$3.83
Earnings per share of Class A common stock — diluted	$2.01	$2.33	$3.01	$3.74

Weighted-average anti-dilutive securities excluded from the computation of diluted earnings per share of Class A common stock:
Restricted stock units	3,256	14	2,448	8
Common units of CWGS, LLC that are convertible into Class A common stock	42,045	43,057	42,045	—

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

Reportable segment revenue; segment income; floor plan interest expense; depreciation and amortization; other interest expense, net; and total assets are as follows:

	Three Months Ended June 30, 2022				Three Months Ended June 30, 2021
	Good Sam	RV and			Good Sam	RV and
	Services	Outdoor	Intersegment		Services	Outdoor	Intersegment
($ in thousands)	and Plans	Retail	Eliminations	Total	and Plans	Retail	Eliminations	Total
Revenue:
Good Sam services and plans	$49,672	$—	$(79)	$49,593	$46,955	$—	$(53)	$46,902
New vehicles	—	1,079,223	(1,971)	1,077,252	—	1,060,982	(2,204)	1,058,778
Used vehicles	—	557,182	(1,224)	555,958	—	461,217	(1,080)	460,137
Products, service and other	—	278,329	(328)	278,001	—	306,127	(573)	305,554
Finance and insurance, net	—	201,190	(5,783)	195,407	—	182,305	(4,620)	177,685
Good Sam Club	—	12,421	—	12,421	—	12,751	—	12,751
Total consolidated revenue	$49,672	$2,128,345	$(9,385)	$2,168,632	$46,955	$2,023,382	$(8,530)	$2,061,807

	Six Months Ended June 30, 2022				Six Months Ended June 30, 2021
	Good Sam	RV and			Good Sam	RV and
	Services	Outdoor	Intersegment		Services	Outdoor	Intersegment
($ in thousands)	and Plans	Retail	Eliminations	Total	and Plans	Retail	Eliminations	Total
Revenue:
Good Sam services and plans	$94,501	$—	$(349)	$94,152	$87,867	$—	$(94)	$87,773
New vehicles	—	1,915,795	(3,584)	1,912,211	—	1,884,757	(4,003)	1,880,754
Used vehicles	—	961,000	(2,010)	958,990	—	756,246	(1,852)	754,394
Products, service and other	—	493,547	(573)	492,974	—	557,717	(893)	556,824
Finance and insurance, net	—	358,973	(10,188)	348,785	—	323,925	(7,986)	315,939
Good Sam Club	—	23,916	—	23,916	—	23,904	—	23,904
Total consolidated revenue	$94,501	$3,753,231	$(16,704)	$3,831,028	$87,867	$3,546,549	$(14,828)	$3,619,588

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2022	2021	2022	2021
Segment income:(1)
Good Sam Services and Plans	$22,124	$23,202	$43,296	$44,385
RV and Outdoor Retail	243,485	302,613	394,984	461,649
Total segment income	265,609	325,815	438,280	506,034
Corporate & other	(2,615)	(2,138)	(6,892)	(4,490)
Depreciation and amortization	(17,627)	(13,044)	(43,162)	(25,745)
Other interest expense, net	(14,935)	(11,789)	(29,236)	(24,012)
Tax Receivable Agreement liability adjustment	—	—	—	(3,520)
Loss and expense on debt restructure	—	(10,421)	—	(10,421)
Other income, net	(72)	—	(295)	45
Income before income taxes	$230,360	$288,423	$358,695	$437,891

(1)	Segment income is defined as income from operations before depreciation and amortization plus floor plan interest expense.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2022	2021	2022	2021
Depreciation and amortization:
Good Sam Services and Plans	$709	$760	$1,499	$1,569
RV and Outdoor Retail	16,918	12,284	41,663	24,176
Total depreciation and amortization	$17,627	$13,044	$43,162	$25,745

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2022	2021	2022	2021
Other interest expense, net:
Good Sam Services and Plans	$2	$—	$2	$—
RV and Outdoor Retail	3,175	1,907	5,926	3,709
Subtotal	3,177	1,907	5,928	3,709
Corporate & other	11,758	9,882	23,308	20,303
Total other interest expense, net	$14,935	$11,789	$29,236	$24,012

	June 30,	December 31,
($ in thousands)	2022	2021
Assets:
Good Sam Services and Plans	$82,734	$158,988
RV and Outdoor Retail	4,261,031	3,849,217
Subtotal	4,343,765	4,008,205
Corporate & other	266,536	364,724
Total assets	$4,610,301	$4,372,929

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

For purposes of this Form 10-Q, we define an "Active Customer" as a customer who has transacted with us in any of the eight most recently completed fiscal quarters prior to the date of measurement. Unless otherwise indicated, the date of measurement is June 30, 2022, our most recently completed fiscal quarter.

Overview

Camping World Holdings, Inc. (together with its subsidiaries) is America’s largest retailer of recreational RVs and related products and services. Our vision is to build a long-term legacy business that makes RVing fun and easy, and our Camping World and Good Sam brands have been serving RV consumers since 1966. We strive to build long-term value for our customers, employees, and shareholders by combining a unique and comprehensive assortment of RV products and services with a national network of RV dealerships, service centers and customer support centers along with the industry’s most extensive online presence and a highly-trained and knowledgeable team of associates serving our customers, the RV lifestyle, and the communities in which we operate. We also believe that our Good Sam organization and family of programs and services uniquely enables us to connect with our customers as stewards of the RV lifestyle. On June 30, 2022, we operated a total of 190 retail locations, with 189 of these selling and/or servicing RVs. See Note 1 – Summary of Significant Accounting Policies to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

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

Good Sam Rentals, which is a peer-to-peer RV rental marketplace that can be accessed at RVRentals.com, was launched during the third quarter of 2021 and the financial results and cash needs to date were immaterial. Our previously announced mobile RV technician marketplace is expected to launch in 2022, with nominal further investment. We executed a limited rollout of our online RV sales process on our RVs.com domain in one state during the quarter ended June 30, 2022 and plan to expand to additional markets through the balance of 2022 with limited additional investment.

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

Within a few months of the initial significant outbreaks of COVID-19 in the U.S., we experienced elevated demand for RVs and many of our related products and services. We believe that consumers view RVs as a safer alternative to many other travel and recreational activities, in addition to an opportunity to enjoy the outdoors after many consumers spent much of their time at home during portions of the pandemic. We believe this has led to an introduction of many new customers to the RV lifestyle and a greater appreciation of outdoor activities. For much of the COVID-19 pandemic, demand and interest in new and used vehicles outpaced vehicle supply. Beginning in September 2021, we were able to procure more new vehicles from our suppliers than were sold and new towables inventory levels, in particular, normalized in early 2022.

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

Cybersecurity Incident

We rely on the integrity, security and successful functioning of our information technology systems and network infrastructure (collectively, “IT Systems”) across our operations. In February 2022, we announced that we had experienced a cybersecurity incident that resulted in the encryption of certain IT Systems and theft of certain data and information (the “Cybersecurity Incident”). The Cybersecurity Incident resulted in our temporary inability to access certain of our IT Systems, caused by the disabling of some of our IT Systems by the threat actor and our temporarily taking certain other IT Systems offline as a precautionary measure. We engaged leading outside forensics and cybersecurity experts, launched containment and remediation efforts and a forensic investigation. The forensic investigation is now complete and we have restored and are taking measures to enhance our IT Systems. The extent of our notification obligations is not yet known, but through our investigation, we have identified that personal information of some individuals was acquired without authorization. We are continuing to coordinate with law enforcement and will notify individuals whose information was acquired in consultation with law enforcement and in accordance with relevant law.

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

Industry Trends

According to the RV Industry Association’s survey of manufacturers, wholesale shipments of recreational vehicles for 2021 were 600,240 units, a new record for RV shipments for any year. Shipments for the year ended December 31, 2021 increased 39.5% over the year ended December 31, 2020 and surpassed 2017, the previous record year, by 19.0%. Wholesale shipments for the first six months of 2022 were 7.8% over the first six months of 2021.

Thor Industries, our largest supplier of RVs, disclosed in their Form 10-Q for the three months ended April 30, 2022 filed with the Securities and Exchange Commission on June 8, 2022 that their North American RV order backlog was at a similar level to the same quarter of the prior year. This represented a 25.0% decline from their North American RV order backlog at January 31, 2022. Thor Industries also disclosed that they have continued to experience supply constraints and shortages of various RV component parts as a result of the current market conditions, the COVID-19 pandemic, and geopolitical events, which they attempt to minimize, when possible, by identifying alternate suppliers. These potential supply constraints were not unique to Thor Industries as suppliers in the RV industry attempted to meet the high demand for RV products combined with shipping delays, as described above, in the midst of the COVID-19 pandemic, which created a shortage of RV new unit inventory.

In light of this shortage, we have taken steps to add new private label lines, expand our relationships with smaller RV manufacturers, and increased our focus on acquiring used inventory to help manage risks in our supply chain. As mentioned above, our ability to procure new vehicles improved beginning in September 2021 and we reached a consistent rate of replenishment, regarding new vehicles and towables in particular, by the middle of the three months ended March 31, 2022. However, the per unit cost of new vehicles has been significantly higher than we experienced prior to the COVID-19 pandemic, which was largely driven by the RV manufacturers’ supply constraints described above and the strong demand for new vehicles, as well as the impact of higher inflation and interest rates. These higher costs have been partially mitigated by the higher average selling prices on new vehicles, but we experienced a decrease in new vehicle gross margins during the three and six months ended June 30, 2022 as a result of these higher costs. We expect average selling prices to decrease as industry-wide supply begins to normalize, which would continue to reduce new vehicle gross margins. We will continue to evaluate supplier pricing, among other criteria, as part of our vehicle procurement process.

Strategic Shift

In 2019, we made a strategic decision to refocus our business around our core RV competencies. During the six months ended June 30, 2022, we completed our analysis of our retail product offerings that are not RV related as part of the 2019 Strategic Shift. The information available at the inception of the 2019 Strategic Shift relating to these product categories was incomplete based on the relative immaturity of the locations offering these products and was further delayed by the impact of COVID-19 on consumer buying behavior (see COVID-19 in Part I, Item 2 of this Form 10-Q). The Company does not expect to close additional locations or incur further one-time termination benefits or incremental reserve charges in connection with the 2019 Strategic Shift. The remaining potential ongoing charges under the 2019 Strategic Shift relate to lease termination costs and other associated costs relating to the leases of previously closed locations under the 2019 Strategic Shift. The process of identifying subtenants and negotiating lease terminations has been delayed in part due to the ongoing COVID-19 pandemic and is expected to continue. The timing of these negotiations will vary as both subleases and terminations are contingent on landlord approvals. See Note 4 — Restructuring and Long-Lived Asset Impairment to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

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

More specifically, as discussed in Note 12 — Income Taxes to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q, CWH is organized as a Subchapter C corporation and, as of June 30, 2022, is a 49.8% owner of CWGS, LLC (see Note 14 — Stockholders’ Equity and Note 15 — Non-Controlling Interests to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q). CWGS, LLC is organized as a limited liability company and treated as a partnership for U.S. federal and most applicable state and local income tax purposes and, as such is generally not subject to any U.S. federal entity-level income taxes (“Pass-Through”), with the exception of Americas Road and Travel Club, Inc., Camping World, Inc. (“CW”), and FreedomRoads RV, Inc. and their wholly-owned subsidiaries, which are Subchapter C corporations (“C-Corp”) embedded within the CWGS, LLC structure.

CWH receives an allocation of its share of the net income (loss) of CWGS, LLC based on CWH’s weighted-average ownership of CWGS, LLC for the period. CWH recognizes income tax expense on its pre-tax income including its portion of this income allocation from CWGS, LLC primarily relating to Pass-Through entities. The income tax relating to the net income (loss) of CWGS, LLC allocated to CWH that relates to separately taxed C-Corp entities is recorded within the consolidated results of CWGS, LLC. No income tax expense is recognized by the Company for the portion of net income (loss) of CWGS, LLC allocated to non-controlling interest other than income tax expense recorded by CWGS, LLC. Rather, tax distributions are paid to the non-controlling interest holders which are recorded as distributions to holders of LLC common units in the condensed consolidated statements of cash flows. CWH is subject to U.S. federal, state and local income taxes with respect to its allocable share of any taxable income of CWGS, LLC and is taxed at the prevailing corporate tax rates. For the six months ended June 30, 2022 and 2021, the Company used effective income tax rate assumptions of 25.4% and 25.5%, respectively, for income adjustments applicable to CWH when calculating the adjusted net income (loss) attributable to Camping World Holdings, Inc. ─ basic and diluted (see “Non-GAAP Financial Measures” in Part I, Item 2 of this Form 10-Q). CWGS, LLC may be liable for various other state and local taxes.

The following table presents the allocation of CWGS, LLC’s C-Corp and Pass-Through net income to CWH, the allocation of CWGS, LLC’s net income to non-controlling interests, income tax expense recognized by CWH, and other items:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2022	2021	2022	2021
C-Corp portion of CWGS, LLC net (loss) income allocated to CWH	$679	$2,237	$(13,151)	$4,406
Pass-Through portion of CWGS, LLC net income allocated to CWH	112,164	143,951	190,808	223,243
CWGS, LLC net income allocated to CWH	112,843	146,188	177,657	227,649
CWGS, LLC net income allocated to noncontrolling interests	113,674	136,888	176,243	221,991
CWGS, LLC net income	226,517	283,076	353,900	449,640
Tax Receivable Agreement liability adjustment	—	—	—	(3,520)
Income tax expense recorded by CWH	(28,661)	(37,010)	(48,771)	(52,688)
Other incremental CWH net income	129	10	155	69
Net income	$197,985	$246,076	$305,284	$393,501

The following table presents further information on income tax (expense) benefit:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2022	2021	2022	2021
Income tax expense recorded by CWH	$(28,661)	$(37,010)	$(48,771)	$(52,688)
Income tax (expense) benefit recorded by CWGS, LLC	(3,714)	(5,337)	(4,640)	8,298
Income tax expense	$(32,375)	$(42,347)	$(53,411)	$(44,390)

Results of Operations

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

The following table sets forth information comparing the components of net income for the three months ended June 30, 2022 and 2021:

	Three Months Ended
	June 30, 2022		June 30, 2021
		Percent of		Percent of	Favorable/ (Unfavorable)
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%
Revenue:
Good Sam Services and Plans	$49,593	2.3%	$46,902	2.3%	$2,691	5.7%
RV and Outdoor Retail:
New vehicles	1,077,252	49.7%	1,058,778	51.4%	18,474	1.7%
Used vehicles	555,958	25.6%	460,137	22.3%	95,821	20.8%
Products, service and other	278,001	12.8%	305,554	14.8%	(27,553)	(9.0%)
Finance and insurance, net	195,407	9.0%	177,685	8.6%	17,722	10.0%
Good Sam Club	12,421	0.6%	12,751	0.6%	(330)	(2.6%)
Subtotal	2,119,039	97.7%	2,014,905	97.7%	104,134	5.2%
Total revenue	2,168,632	100.0%	2,061,807	100.0%	106,825	5.2%

Gross profit (exclusive of depreciation and amortization shown separately below):
Good Sam Services and Plans	30,635	1.4%	29,722	1.4%	913	3.1%
RV and Outdoor Retail:
New vehicles	225,081	10.4%	300,670	14.6%	(75,589)	(25.1%)
Used vehicles	141,789	6.5%	125,308	6.1%	16,481	13.2%
Products, service and other	113,779	5.2%	115,602	5.6%	(1,823)	(1.6%)
Finance and insurance, net	195,407	9.0%	177,685	8.6%	17,722	10.0%
Good Sam Club	10,102	0.5%	10,856	0.5%	(754)	(6.9%)
Subtotal	686,158	31.6%	730,121	35.4%	(43,963)	(6.0%)
Total gross profit	716,793	33.1%	759,843	36.9%	(43,050)	(5.7%)

Operating expenses:
Selling, general and administrative expenses	441,123	20.3%	432,249	21.0%	(8,874)	(2.1%)
Debt restructure expense	—	—	9,031	0.4%	9,031	n/m
Depreciation and amortization	17,627	0.8%	13,044	0.6%	(4,583)	(35.1%)
Long-lived asset impairment	2,618	0.1%	536	0.0%	(2,082)	(388.4%)
Lease termination	944	0.0%	—	—	(944)	n/m
Loss on sale or disposal of assets	381	0.0%	10	0.0%	(371)	n/m
Total operating expenses	462,693	21.3%	454,870	22.1%	(7,823)	(1.7%)
Income from operations	254,100	11.7%	304,973	14.8%	(50,873)	(16.7%)
Other expense:
Floor plan interest expense	(8,733)	(0.4%)	(3,371)	(0.2%)	(5,362)	(159.1%)
Other interest expense, net	(14,935)	(0.7%)	(11,789)	(0.6%)	(3,146)	(26.7%)
Loss on debt restructure	—	—	(1,390)	(0.1%)	1,390	n/m
Other (expense) income, net	(72)	(0.0%)	—	—	(72)	n/m
Total other expense	(23,740)	(1.1%)	(16,550)	(0.8%)	(7,190)	(43.4%)
Income before income taxes	230,360	10.6%	288,423	14.0%	(58,063)	(20.1%)
Income tax expense	(32,375)	(1.5%)	(42,347)	(2.1%)	9,972	23.5%
Net income	197,985	9.1%	246,076	11.9%	(48,091)	(19.5%)
Less: net income attributable to non-controlling interests	(113,674)	(5.2%)	(136,888)	(6.6%)	23,214	17.0%
Net income attributable to Camping World Holdings, Inc.	$84,311	3.9%	$109,188	5.3%	$(24,877)	(22.8%)

n/m – not meaningful

Supplemental Data

	Three Months Ended June 30,		Increase		Percent
	2022	2021	(decrease)		Change
Unit sales
New vehicles	23,404	26,181	(2,777)		(10.6%)
Used vehicles	15,555	14,319	1,236		8.6%
Total	38,959	40,500	(1,541)		(3.8%)

Average selling price
New vehicles	$46,029	$40,441	$5,588		13.8%
Used vehicles	$35,741	$32,135	$3,607		11.2%

Same store unit sales(1)
New vehicles	21,163	25,000	(3,837)		(15.3%)
Used vehicles	14,307	13,785	522		3.8%
Total	35,470	38,785	(3,315)		(8.5%)

Same store revenue(1) ($ in 000's)
New vehicles	$981,826	$1,017,141	$(35,315)		(3.5%)
Used vehicles	516,752	447,648	69,104		15.4%
Products, service and other	191,032	232,019	(40,987)		(17.7%)
Finance and insurance, net	180,189	171,916	8,273		4.8%
Total	$1,869,799	$1,868,724	$1,075		0.1%

Average gross profit per unit
New vehicles	$9,617	$11,484	$(1,867)		(16.3%)
Used vehicles	$9,115	8,751	$364		4.2%
Finance and insurance, net per vehicle unit	$5,016	4,387	$628		14.3%
Total vehicle front-end yield(2)	$14,433	14,905	$(473)		(3.2%)

Gross margin
Good Sam Services and Plans	61.8%	63.4%	(160)	bps
New vehicles	20.9%	28.4%	(750)	bps
Used vehicles	25.5%	27.2%	(173)	bps
Products, service and other	40.9%	37.8%	309	bps
Finance and insurance, net	100.0%	100.0%	unch.	bps
Good Sam Club	81.3%	85.1%	(381)	bps
Subtotal RV and Outdoor Retail	32.4%	36.2%	(386)	bps
Total gross margin	33.1%	36.9%	(380)	bps

Inventories ($ in 000's)
New vehicles	$1,329,604	$645,670	$683,934		105.9%
Used vehicles	358,060	259,511	98,549		38.0%
Products, parts, accessories and misc.	307,789	291,506	16,283		5.6%
Total RV and Outdoor Retail inventories	$1,995,453	$1,196,687	$798,766		66.7%

Vehicle inventory per location ($ in 000's)
New vehicle inventory per dealer location	$7,346	$3,669	$3,677		100.2%
Used vehicle inventory per dealer location	$1,978	1,474	$504		34.2%

Vehicle inventory turnover(3)
New vehicle inventory turnover	2.4	3.9	(1.5)		(38.3%)
Used vehicle inventory turnover	3.7	5.0	(1.3)		(26.6%)

Retail locations
RV dealerships	181	176	5		2.8%
RV service & retail centers	8	10	(2)		(20.0%)
Subtotal	189	186	3		1.6%
Other retail stores	1	1	—		0.0%
Total	190	187	3		1.6%

Other data
Active Customers(4)	5,460,819	5,482,640	(21,821)		(0.4%)
Good Sam Club members	2,077,410	2,215,227	(137,817)		(6.2%)
Service bays (5)	2,613	2,485	128		5.2%
Finance and insurance gross profit as a % of total vehicle revenue	12.0%	11.7%	27	bps	n/a
Same store locations	168	n/a	n/a		n/a

(1)	Our same store revenue and units calculations for a given period include only those stores that were open both at the end of the corresponding period and at the beginning of the preceding fiscal year.
(2)	Front end yield is calculated as gross profit from new vehicles, used vehicles and finance and insurance (net), divided by combined new and used vehicle unit sales.
(3)	Inventory turnover calculated as vehicle costs applicable to revenue over the last twelve months divided by the average quarterly ending vehicle inventory over the last twelve months.
(4)	An Active Customer is a customer who has transacted with us in any of the eight most recently completed fiscal quarters prior to the date of measurement.
(5)	A service bay is a fully-constructed bay dedicated to service, installation, and collision offerings.

Total revenue increased 5.2%, or $106.8 million, to $2.2 billion for the three months ended June 30, 2022, from $2.1 billion for the three months ended June 30, 2021. The increase in total revenue was driven by a $104.1 million, or 5.2%, increase in RV and Outdoor Retail revenue, and a $2.7 million, or 5.7%, increase in Good Sam Services and Plans revenue.

Total gross profit decreased 5.7%, or $43.1 million, to $716.8 million for the three months ended June 30, 2022, from $759.8 million for the three months ended June 30, 2021. The decrease in total gross profit was driven by a $44.0 million, or 6.0%, decrease in RV and Outdoor Retail gross profit offset by a $0.9 million, or 3.1%, increase in Good Sam Services and Plans gross profit.

Income from operations decreased 16.7%, or $50.9 million, to $254.1 million for the three months ended June 30, 2022, from $305.0 million income from operations for the three months ended June 30, 2021. The decrease was primarily driven by a $43.1 million decrease in gross profit, a $8.9 million increase in selling, general and administrative expenses, a $4.6 million increase in depreciation and amortization, a $2.1 million increase in long-lived asset impairment expense, a $0.9 million increase in lease termination expense, and a $0.4 million increase in loss on sale of assets, partially offset by a $9.0 million decrease in debt restructure expense.

Total other expense increased 43.4%, or $7.2 million, to $23.7 million for the three months ended June 30, 2022, from $16.6 million for the three months ended June 30, 2021. The increase was primarily driven by a $5.4 million increase in floor plan interest expense, a $3.1 million increase in other interest expense, and a $0.1 million increase in other expense, net, partially offset by a $1.4 million decrease in loss on debt restructure.

As a result of the above factors, income before income taxes was $230.4 million for the three months ended June 30, 2022 compared to a $288.4 million income before income taxes for the three months ended June 30, 2021. Income tax expense was $32.4 million for the three months ended June 30, 2022, a decrease of $10.0 million from $42.3 million for the three months ended June 30, 2021, as discussed below. As a result, net income was $198.0 million for the three months ended June 30, 2022 compared to net income of $246.1 million for the three months ended June 30, 2021.

Good Sam Services and Plans

Good Sam Services and Plans revenue increased 5.7%, or $2.7 million, to $49.6 million in the three months ended June 30, 2022, from $46.9 million in the three months ended June 30, 2021. The increase was primarily attributable to a $1.7 million increase from the roadside assistance programs primarily resulting from increased contracts in force, a $0.5 million increase in Good Sam TravelAssist revenue primarily resulting from increased contracts in force, and a $0.5 million increase from the Good Sam Insurance Agency primarily resulting from increased contracts in force.

Good Sam Services and Plans gross profit increased 3.1%, or $0.9 million, to $30.6 million in the three months ended June 30, 2022, from $29.7 million in the three months ended June 30, 2021, and gross margin decreased to 61.8% from 63.4% in the same respective periods. The gross profit increase was primarily due to a $1.0 million increase from the roadside assistance programs, $0.7 million increase from the Good Sam TravelAssist programs, and a $0.7 million increase from Good Sam Insurance Agency, partially offset by a $0.8 million increase in overhead support expenses, and a $0.7 million reduction in other services and plans. Gross margin decreased 160 basis points to 61.8% primarily due to increased marketing spend.

RV and Outdoor Retail

New Vehicles

New vehicle revenue increased 1.7%, or $18.5 million, to $1.1 billion in the three months ended June 30, 2022 from $1.1 billion in the three months ended June 30, 2021. The increase was primarily due to a 13.8% increase in average selling price per vehicle sold partially offset by an 10.6% decrease in vehicles sold. On a same store basis, new vehicle revenue decreased 3.5% to $981.8 million, and new vehicle units sold decreased 15.3% in the three months ended June 30, 2022 compared to the three months ended June 30, 2021.

New vehicle gross profit decreased 25.1%, or $75.6 million, to $225.1 million in the three months ended June 30, 2022 from $300.7 million in the three months ended June 30, 2021. The decrease was due to a 25.7% increase in the average cost of new units sold and a 10.6% decrease in new vehicles sold, partially offset by a 13.8% increase in the average selling price per new vehicle sold. New vehicle gross margin decreased 750 basis points to 20.9% in the three months ended June 30, 2022 from 28.4% in the three months ended June 30, 2021. The decrease was primarily due to the 25.7% higher average cost of new units sold, partially offset by the 13.8% increase in the average selling price of new vehicles.

Used Vehicles

Used vehicle revenue increased 20.8%, or $95.8 million, to $556.0 million in the three months ended June 30, 2022 from $460.1 million in the three months ended June 30, 2021. The increase was primarily due to an 8.6% increase in vehicles sold, driven by an increase in demand for lower-cost used vehicles, and an 11.2% increase in average selling price per vehicle. On a same store basis, used vehicle revenue increased 15.4% to $516.8 million and used vehicle units increased 3.8% in the three months ended June 30, 2022 compared to the three months ended June 30, 2021.

Used vehicle gross profit increased 13.2%, or $16.5 million, to $141.8 million in the three months ended June 30, 2022 from $125.3 million in the three months ended June 30, 2021. The increase was due to an 8.6% increase in vehicle units sold and an 11.2% increase in the average sales price per vehicle sold. Used vehicle gross margin decreased 173 basis points to 25.5% in the three months ended June 30, 2022 from 27.2% in the three months ended June 30, 2021. The decrease was the result of margin compression from higher costs per unit.

Products, service and other

Products, service and other revenue decreased 9.0%, or $27.6 million, to $278.0 million in the three months ended June 30, 2022, from $305.6 million in the three months ended June 30, 2021. The decrease was primarily due to our exit from certain non-RV product categories that were sold in the 2021 period, but not in the 2022 period. On a same store basis, products, service and other revenue decreased 17.7% to $191.0 million for the three months ended June 30, 2022 from $232.0 million in the three months ended June 30, 2021.

Products, service and other gross profit decreased 1.6%, or $1.8 million, to $113.8 million in the three months ended June 30, 2022 from $115.6 million in the three months ended June 30, 2021. The decrease was primarily due to lower gross profit driven by the absence of revenue resulting from our exit of certain non-RV product categories during the second half of 2021. Products, service and other gross margin increased 309 basis points to 40.9% in the three months ended June 30, 2022 from 37.8% in the three months ended June 30, 2021. The increase was primarily due to the shift in mix to higher margin products and services, such as our RV service revenues, after our exit of certain lower margin, non-RV product categories during the second half of 2021, partially offset by increased freight costs.

Finance and Insurance, net

Finance and insurance revenue and gross profit is recorded net, since the Company is acting as an agent in the transaction, and commission is recognized when a finance and insurance product contract payment has been received or financing has been arranged. Finance and insurance, net revenue increased 10.0%, or $17.7 million, to $195.4 million in the three months ended June 30, 2022 from $177.7 million in the three months ended June 30, 2021 primarily due to increased used vehicles sold and increased gross profit per contract for both new and used vehicles sold. Finance and insurance, net as a percentage of new and used vehicle revenue was 12.0% for the three months ended June 30, 2022 compared to 11.7% for the three months ended June 30, 2022. On a same store basis, finance and insurance, net increased 4.8%, or $8.3 million, to $180.2 million versus the three months ended June 30, 2021.

Good Sam Club

Good Sam Club revenue decreased 2.6%, or $0.3 million, to $12.4 million in the three months ended June 30, 2022 from $12.8 million in the three months ended June 30, 2021. The decrease primarily resulted from reduced marketing fee revenue from the Good Sam Club co-branded credit cards due to lower transaction count at retail locations driven mainly by the exit from certain non-RV product categories.

Good Sam Club gross profit decreased 6.9%, or $0.8 million, to $10.1 million in the three months ended June 30, 2022 from $10.9 million in the three months ended June 30, 2021. Good Sam Club gross margin decreased to 81.3% in the three months ended June 30, 2022 from 85.1% in the three months ended June 30, 2021 primarily due to investment in new programs.

Selling, general and administrative expenses

Selling, general and administrative expenses increased 2.1%, or $8.9 million, to $441.1 million in the three months ended June 30, 2022 from $432.2 million in the three months ended June 30, 2021. Selling, general and administrative expenses as a percentage of gross profit increased approximately 465 basis points to 61.5% for the three months ended June 30, 2022 from 56.9% for the three months ended June 30, 2021. The $8.9 million increase was primarily due to a $10.5 million increase in selling and advertising expenses, a $4.6 million increase in dealer open lot insurance and other insurance costs, and a $4.4 million increase in other store and corporate overhead expenses, partially offset by a $10.9 million decrease in labor expenses.

The labor expense decrease of $10.9 million included increased equity-based compensation expenses of $2.9 million for the three months ended June 30, 2022 (see Note 16 — Equity-Based Compensation to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q), which included an increase of $1.1 million for the expense related to the modification of restricted stock units to accelerate and/or continue vesting under employee separation agreements and/or post-termination consulting arrangements. The remaining increase in equity-based compensation expense was a result of more restricted stock units outstanding and a higher weighted-average grant date fair value of those restricted stock units.

Depreciation and amortization

Depreciation and amortization increased 35.1%, or $4.6 million, to $17.6 million in the three months ended June 30, 2022 from $13.0 million in the three months ended June 30, 2021 due primarily to accelerated amortization of certain trademark and trade name intangible assets associated with brands not traditionally associated with RVs that we are phasing out and increased capital expenditures.

Long-lived asset impairment

Long-lived asset impairment was $2.6 million for the three months ended June 30, 2022 and $0.5 million for the three months ended June 30, 2021. See Note 4 – Restructuring and Long-lived Asset Impairment to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

Lease termination

Lease termination expense of $0.9 million in the three months ended June 30, 2022, was related primarily to the 2019 Strategic Shift discussed above.

Floor plan interest expense

Floor plan interest expense increased 159.1%, or $5.4 million, to $8.7 million in the three months ended June 30, 2022 from $3.4 million in the three months ended June 30, 2021. The increase was primarily due to a 109% increase in average floor plan borrowings driven by higher new vehicle inventory quantities from the normalization of the new travel trailer supply chain, increases in average new unit costs, and a 52 basis point increase in the average floor plan borrowing rate. We expect higher floor plan interest expense to continue in the second half of 2022 as the floor plan borrowings are expected to be higher in 2022 compared to 2021. Since we do not expect the same new vehicle supply chain constraints that existed in 2021 to be experienced for the remainder of 2022, we expect to have higher average new vehicle inventory levels in 2022. We also expect that interest rates will continue to increase during the second half of 2022.

Other interest expense, net

Other interest expense increased 26.7%, or $3.1 million, to $14.9 million in the three months ended June 30, 2022 from $11.8 million in the three months ended June 30, 2021. The increase was primarily due to increased average debt. The increase in interest rates during the three months ended June 30, 2022 did not have a significant impact on the other interest expense, since the refinance of the Term Loan Facility (as defined below) in June 2021 resulted in a reduction in interest rates from the 25 basis point decrease in the applicable rate (as defined in the Credit Agreement (as defined below)) and the Term Loan Facility was subject to the interest rate floor, including the 2.50% applicable rate, of 3.25% for a portion of the three months ended June 30, 2022 which negated interest rate increases during that period subject to the interest rate floor. The interest rate at June 30, 2022 was above the interest rate floor at 3.82%. We expect that interest rates will continue to increase during the second half of 2022.

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

Income tax expense

Income tax expense decreased $10.0 million to $32.4 million in the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The decrease was primarily due to both lower income generated and a decrease in ownership interest in CWGS, LLC for which the Company is subject to U.S. federal and state taxes on its allocable share.

Net income

Net income decreased $48.1 million to a net income of $198.0 million for the three months ended June 30, 2022 from a net income of $246.1 million for the three months ended June 30, 2021. The change was primarily due to the items mentioned above.

Segment results

The following tables sets forth a reconciliation of total segment income to consolidated income before income taxes for each of our segments for the periods presented:

	Three Months Ended
	June 30, 2022		June 30, 2021		Favorable/
		Percent of		Percent of	(Unfavorable)
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%
Revenue:
Good Sam Services and Plans	$49,672	2.3%	$46,955	2.3%	$2,717	5.8%
RV and Outdoor Retail	2,128,345	98.1%	2,023,382	98.1%	104,963	5.2%
Elimination of intersegment revenue	(9,385)	(0.4%)	(8,530)	(0.4%)	(855)	(10.0%)
Total consolidated revenue	2,168,632	100.0%	2,061,807	100.0%	106,825	5.2%
Segment income:(1)
Good Sam Services and Plans	22,124	1.0%	23,202	1.1%	(1,078)	(4.6%)
RV and Outdoor Retail	243,485	11.2%	302,613	14.7%	(59,128)	(19.5%)
Total segment income	265,609	12.2%	325,815	15.8%	(60,206)	(18.5%)
Corporate & other	(2,615)	(0.1%)	(2,138)	(0.1%)	(477)	(22.3%)
Depreciation and amortization	(17,627)	(0.8%)	(13,044)	(0.6%)	(4,583)	(35.1%)
Other interest expense, net	(14,935)	(0.7%)	(11,789)	(0.6%)	(3,146)	(26.7%)
Loss and expense on debt restructure	—	—	(10,421)	(0.5%)	10,421	n/m
Other (expense) income, net	(72)	(0.0%)	—	—	(72)	n/m
Income before income taxes	$230,360	10.6%	$288,423	14.0%	$(58,063)	20.1%

Same store revenue- RV and Outdoor Retail(2)	$1,869,799		$1,868,724		$1,075	0.1%

n/m – not meaningful

(1)	Segment income represents income for each of our reportable segments and is defined as income from operations before depreciation and amortization, plus floor plan interest expense.
(2)	Same store revenue definition not applicable to the Good Sam Services and Plans segment.

Good Sam Services and Plans

Good Sam Services and Plans segment revenue increased 5.8%, or $2.7 million, to $49.7 million in the three months ended June 30, 2022, from $47.0 million in the three months ended June 30, 2021. The increase was primarily attributable to a $1.7 million increase from the roadside assistance programs primarily resulting from increased contracts in force, a $0.5 million increase in Good Sam TravelAssist revenue primarily resulting from increased contracts in force, and a $0.5 million increase from the Good Sam Insurance Agency primarily resulting from increased contracts in force.

Good Sam Services and Plans segment income decreased 4.6%, or $1.1 million, to $22.1 million in the three months ended June 30, 2022 from $23.2 million in the three months ended June 30, 2021. The decrease was primarily attributable to a $2.0 million increase in selling, general and administrative expenses primarily consisting of investing in additional information technology personnel, a $0.8 million increase in overhead support expenses, and a $0.7 million reduction in other services and plans, partially offset by a $1.0 million increase from the roadside assistance programs, $0.7 million increase from the Good Sam TravelAssist programs, a $0.7 million increase from Good Sam Insurance Agency. Segment income margin net of intersegment revenue elimination decreased 486 basis points to 44.6% primarily due to increased overhead support expenses.

RV and Outdoor Retail

RV and Outdoor Retail segment revenue increased 5.2%, or $105.0 million, to $2.1 billion in the three months ended June 30, 2022 from $2.0 billion in the three months ended June 30, 2021. The increase was primarily driven by a $96.0 million, or 20.8%, increase in used vehicle revenue, a $18.9 million, or 10.4%, increase in finance and insurance, net revenue, and an $18.2 million, or 1.7%, increase in new vehicle revenue, partially offset by a $27.8 million, or 9.1%, decrease in products, service and other revenue and a $0.3 million, or 2.6%, decrease in Good Sam Club revenue.

RV and Outdoor Retail segment income decreased 19.5%, or $59.1 million, to a segment income of $243.5 million in the three months ended June 30, 2022 from a segment income of $302.6 million in the three months ended June 30, 2021. The decrease was primarily related to decreased segment gross profit of $44.0 million primarily due to a decrease in average gross profit per unit, a $6.4 million increase in selling, general and administrative expenses (see discussion of selling, general and administrative expenses above), a $5.4 million increase in floor plan interest expense, a $2.1 million increase in long-lived asset impairment, a $0.9 million increase in lease termination expense, and a $0.4 million increase in loss on sale or disposal of assets. RV and Outdoor Retail segment margin decreased to 11.5% in the three months ended June 3, 2022 from 15.0% in the three months ended June 30, 2021.

Corporate and other expenses

Corporate and other expenses increased 22.3%, or $0.5 million, to $2.6 million in the three months ended June 30, 2022 from $2.1 million in the three months ended June 30, 2021 primarily due to increased professional fees.

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

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

The following table sets forth information comparing the components of net income for the six months ended June 30, 2022 and 2021:

	Six Months Ended
	June 30, 2022		June 30, 2021
		Percent of		Percent of	Favorable/ (Unfavorable)
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%
Revenue:
Good Sam Services and Plans	$94,152	2.5%	$87,773	2.4%	$6,379	7.3%
RV and Outdoor Retail:
New vehicles	1,912,211	49.9%	1,880,754	52.0%	31,457	1.7%
Used vehicles	958,990	25.0%	754,394	20.8%	204,596	27.1%
Products, service and other	492,974	12.9%	556,824	15.4%	(63,850)	(11.5%)
Finance and insurance, net	348,785	9.1%	315,939	8.7%	32,846	10.4%
Good Sam Club	23,916	0.6%	23,904	0.7%	12	0.1%
Subtotal	3,736,876	97.5%	3,531,815	97.6%	205,061	5.8%
Total revenue	3,831,028	100.0%	3,619,588	100.0%	211,440	5.8%

Gross profit (exclusive of depreciation and amortization shown separately below):
Good Sam Services and Plans	58,491	1.5%	56,169	1.6%	2,322	4.1%
RV and Outdoor Retail:
New vehicles	415,670	10.9%	478,966	13.2%	(63,296)	(13.2%)
Used vehicles	241,996	6.3%	196,372	5.4%	45,624	23.2%
Products, service and other	192,592	5.0%	212,726	5.9%	(20,134)	(9.5%)
Finance and insurance, net	348,785	9.1%	315,939	8.7%	32,846	10.4%
Good Sam Club	19,461	0.5%	20,165	0.6%	(704)	(3.5%)
Subtotal	1,218,504	31.8%	1,224,168	33.8%	(5,664)	(0.5%)
Total gross profit	1,276,995	33.3%	1,280,337	35.4%	(3,342)	(0.3%)

Operating expenses:
Selling, general and administrative expenses	826,438	21.6%	769,283	21.3%	(57,155)	(7.4%)
Debt restructure expense	—	—	9,031	0.2%	9,031	n/m
Depreciation and amortization	43,162	1.1%	25,745	0.7%	(17,417)	(67.7%)
Long-lived asset impairment	2,618	0.1%	1,082	0.0%	(1,536)	(142.0%)
Lease termination	1,122	0.0%	1,756	0.0%	634	36.1%
Loss on sale or disposal of assets	430	0.0%	(89)	(0.0%)	(519)	583.1%
Total operating expenses	873,770	22.8%	806,808	22.3%	(66,962)	(8.3%)
Income from operations	403,225	10.5%	473,529	13.1%	(70,304)	(14.8%)
Other expense:
Floor plan interest expense	(14,999)	(0.4%)	(6,761)	(0.2%)	(8,238)	(121.8%)
Other interest expense, net	(29,236)	(0.8%)	(24,012)	(0.7%)	(5,224)	(21.8%)
Loss on debt restructure	—	—	(1,390)	(0.0%)	1,390	n/m
Tax Receivable Agreement liability adjustment	—	—	(3,520)	(0.1%)	3,520	n/m
Other expense, net	(295)	(0.0%)	45	0.0%	(340)	n/m
Total other expense	(44,530)	(1.2%)	(35,638)	(1.0%)	(8,892)	(25.0%)
Income before income taxes	358,695	9.4%	437,891	12.1%	(79,196)	(18.1%)
Income tax expense	(53,411)	(1.4%)	(44,390)	(1.2%)	(9,021)	(20.3%)
Net income	305,284	8.0%	393,501	10.9%	(88,217)	(22.4%)
Less: net income attributable to non-controlling interests	(176,243)	(4.6%)	(221,991)	(6.1%)	45,748	20.6%
Net income attributable to Camping World Holdings, Inc.	$129,041	3.4%	$171,510	4.7%	$(42,469)	(24.8%)

n/m – not meaningful

Supplemental Data

	Six Months Ended June 30,		Increase		Percent
	2022	2021	(decrease)		Change
Unit sales
New vehicles	42,424	47,614	(5,190)		(10.9%)
Used vehicles	26,531	24,638	1,893		7.7%
Total	68,955	72,252	(3,297)		(4.6%)

Average selling price
New vehicles	$45,074	$39,500	$5,574		14.1%
Used vehicles	$36,146	$30,619	$5,527		18.1%

Same store unit sales(1)
New vehicles	38,786	46,143	(7,357)		(15.9%)
Used vehicles	24,556	24,018	538		2.2%
Total	63,342	70,161	(6,819)		(9.7%)

Same store revenue(1) ($ in 000's)
New vehicles	$1,759,188	$1,826,882	$(67,694)		(3.7%)
Used vehicles	896,901	738,731	158,170		21.4%
Products, service and other	337,243	412,803	(75,560)		(18.3%)
Finance and insurance, net	323,110	308,374	14,736		4.8%
Total	$3,316,442	$3,286,790	$29,652		0.9%

Average gross profit per unit
New vehicles	$9,798	$10,059	$(261)		(2.6%)
Used vehicles	9,121	7,970	1,151		14.4%
Finance and insurance, net per vehicle unit	5,058	4,373	685		15.7%
Total vehicle front-end yield(2)	14,596	13,720	876		6.4%

Gross margin
Good Sam Services and Plans	62.1%	64.0%	(187)	bps
New vehicles	21.7%	25.5%	(373)	bps
Used vehicles	25.2%	26.0%	(80)	bps
Products, service and other	39.1%	38.2%	86	bps
Finance and insurance, net	100.0%	100.0%	unch.	bps
Good Sam Club	81.4%	84.4%	(299)	bps
Subtotal RV and Outdoor Retail	32.6%	34.7%	(205)	bps
Total gross margin	33.3%	35.4%	(204)	bps

Inventories ($ in 000's)
New vehicles	$1,329,604	$645,670	$683,934		105.9%
Used vehicles	358,060	259,511	98,549		38.0%
Products, parts, accessories and misc.	307,789	291,506	16,283		5.6%
Total RV and Outdoor Retail inventories	$1,995,453	$1,196,687	$798,766		66.7%

Vehicle inventory per location ($ in 000's)
New vehicle inventory per dealer location	$7,346	$3,669	$3,677		100.2%
Used vehicle inventory per dealer location	1,978	1,474	504		34.2%

Vehicle inventory turnover(3)
New vehicle inventory turnover	2.4	3.9	(1.5)		(38.3%)
Used vehicle inventory turnover	3.7	5.0	(1.3)		(26.6%)

Retail locations
RV dealerships	181	176	5		2.8%
RV service & retail centers	8	10	(2)		(20.0%)
Subtotal	189	186	3		1.6%
Other retail stores	1	1	—		0.0%
Total	190	187	3		1.6%

Other data
Active Customers(4)	5,460,819	5,482,640	(21,821)		(0.4%)
Good Sam Club members	2,077,410	2,215,227	(137,817)		(6.2%)
Service bays (5)	2,613	2,485	128		5.2%
Finance and insurance gross profit as a % of total vehicle revenue	12.1%	12.0%	16	bps	n/a
Same store locations	168	n/a	n/a		n/a

(1)	Our same store revenue and units calculations for a given period include only those stores that were open both at the end of the corresponding period and at the beginning of the preceding fiscal year.
(2)	Front end yield is calculated as gross profit from new vehicles, used vehicles and finance and insurance (net), divided by combined new and used vehicle unit sales.

(3)	Inventory turnover calculated as vehicle costs applicable to revenue over the last twelve months divided by the average quarterly ending vehicle inventory over the last twelve months.
(4)	An Active Customer is a customer who has transacted with us in any of the eight most recently completed fiscal quarters prior to the date of measurement.
(5)	A service bay is a fully-constructed bay dedicated to service, installation, and collision offerings.

Total revenue increased 5.8%, or $211.4 million, to $3.8 billion for the six months ended June 30, 2022, from $3.6 billion for the six months ended June 30, 2021. The increase in total revenue was driven by a $205.1 million, or 5.8%, increase in RV and Outdoor Retail revenue, and a $6.4 million, or 7.3%, increase in Good Sam Services and Plans revenue.

Total gross profit decreased 0.3%, or $3.3 million, to $1.3 billion for the six months ended June 30, 2022, from $1.3 billion for the six months ended June 30, 2021. The decrease in total gross profit was driven by a $5.7 million, or 0.5%, decrease in RV and Outdoor Retail gross profit offset by a $2.3 million, or 4.1%, increase in Good Sam Services and Plans gross profit.

Income from operations decreased 14.8%, or $70.3 million, to $403.2 million for the six months ended June 30, 2022, from $473.5 million income from operations for the six months ended June 30, 2021. The decrease was primarily driven by a $57.2 million increase in selling, general and administrative expenses, a $17.4 million increase in depreciation and amortization, a $1.5 million increase in long-lived asset impairment expense, a $0.5 million increase in loss on sale or disposal of assets, and a $3.3 million decrease in gross profit, partially offset by a $9.0 million reduction in debt restructure expense and a $0.6 million decrease in lease termination expense.

Total other expense increased 25.0%, or $8.9 million, to $44.5 million for the six months ended June 30, 2022, from $35.6 million for the six months ended June 30, 2021. The increase was primarily driven by a $8.2 million increase in floor plan interest expense, a $5.2 million increase in other interest expense, and a $0.3 million increase in other expense, net, partially offset by a $3.5 million Tax Receivable Agreement liability adjustment in the first three months of 2021, and a $1.4 million reduction in loss on debt restructure.

As a result of the above factors, income before income taxes was $358.7 million for the six months ended June 30, 2022 compared to a $437.9 million income before income taxes for the six months ended June 30, 2021. Income tax expense was $53.4 million for the six months ended June 30, 2022, an increase of $9.0 million from $44.4 million for the six months ended June 30, 2021, as discussed below. As a result, net income was $305.3 million for the six months ended June 30, 2022 compared to net income of $393.5 million for the six months ended June 30, 2021.

Good Sam Services and Plans

Good Sam Services and Plans revenue increased 7.3%, or $6.4 million, to $94.2 million in the six months ended June 30, 2022, from $87.8 million in the six months ended June 30, 2021. The increase was primarily attributable to a $3.2 million increase from the roadside assistance programs primarily resulting from increased contracts in force, a $1.2 million increase in Good Sam TravelAssist revenue primarily resulting from increased contracts in force, an $0.8 million increase from the consumer shows due to no shows produced in 2021 and one show produced in 2022, a $0.7 million increase from the Good Sam Insurance Agency primarily resulting from increased contracts in force, and a $0.6 million increase from the extended vehicle warranty insurance programs primarily resulting from increased revenue from service contracts, partially offset by a $0.1 million decrease from other services and plans.

Good Sam Services and Plans gross profit increased 4.1%, or $2.3 million, to $58.5 million in the six months ended June 30, 2022, from $56.2 million in the six months ended June 30, 2021, and gross margin decreased to 62.1% from 64.0% in the same respective periods. The gross profit increase was primarily due to a $1.4 million increase from the Good Sam TravelAssist programs, a $1.0 million increase from the roadside assistance programs, a $0.8 million increase from the Good Sam Insurance Agency, a $0.7 million increase from consumer shows, and a $0.4 million increase from the extended warranty insurance programs, partially offset by a $1.4 million increase in overhead support expenses, and a $0.6 million reduction in other services and plans. Gross margin decreased 187 basis points to 62.1% primarily due to increased roadside assistance marketing costs, and higher program costs.

RV and Outdoor Retail

New Vehicles

New vehicle revenue increased 1.7%, or $31.5 million, to $1.9 billion in the six months ended June 30, 2022 from $1.9 billion in the six months ended June 30, 2021. The increase was primarily due to a 14.1% increase in average selling price per vehicle sold partially offset by an 10.9% decrease in vehicles sold. On a same store basis, new vehicle revenue decreased 3.7% to $1.8 billion, and new vehicle units decreased 15.9% in the six months ended June 30, 2022 compared to the six months ended June 30, 2021.

New vehicle gross profit decreased 13.2%, or $63.3 million, to $415.7 million in the six months ended June 30, 2022 from $479.0 million in the six months ended June 30, 2021. The decrease was primarily due to a 19.8% increase in the average cost of new units sold and a 10.9% decrease in vehicles sold, partially offset by a 14.1% increase in the average selling price per new vehicle sold. New vehicle gross margin decreased 373 basis points to 21.7% in the six months ended June 30, 2022 from 25.5% in the six months ended June 30, 2021. The decrease was primarily due to the 19.8% higher average cost of new units sold, partially offset by the 14.1% increase in the average selling price of new vehicles.

Used Vehicles

Used vehicle revenue increased 27.1%, or $204.6 million, to $959.0 million in the six months ended June 30, 2022 from $754.4 million in the six months ended June 30, 2021. The increase was primarily due to a 7.7% increase in vehicles sold and a 18.1% increase in average selling price per vehicle, driven by an increase in demand for lower-cost used vehicles. On a same store basis, used vehicle revenue increased 21.4% to $896.6 million and used vehicle units increased 2.2% in the six months ended June 30, 2022 compared to the six months ended June 30, 2021.

Used vehicle gross profit increased 23.2%, or $45.6 million, to $242.0 million in the six months ended June 30, 2022 from $196.4 million in the six months ended June 30, 2021. The increase was due to a 7.7% increase in vehicles sold, and a 18.1% increase in the average sales price per vehicle sold. Used vehicle gross margin decreased 80 basis points to 25.2% in the six months ended June 30, 2022 from 26.0% in the six months ended June 30, 2021. The decrease was the result of compression from a higher average cost per unit sold.

Products, service and other

Products, service and other revenue decreased 11.5%, or $63.9 million, to $493.0 million in the six months ended June 30, 2022, from $556.8 million in the six months ended June 30, 2021. The decrease was primarily due to our exit from certain non-RV product categories that were sold in the 2021 period, but not in the 2022 period. On a same store basis, products, service and other revenue decreased 18.3% to $337.2 million for the six months ended June 30, 2022 from $412.8 million in the six months ended June 30, 2021.

Products, service and other gross profit decreased 9.5%, or $20.1 million, to $192.6 million in the six months ended June 30, 2022 from $212.7 million in the six months ended June 30, 2021. The decrease was primarily due to the absence of revenue resulting from our exit of certain non-RV product categories during the second half of 2021. Products, service and other gross margin increased 86 basis points to 39.1% in the six months ended June 30, 2022 from 38.2% in the six months ended June 30, 2021. The increase was primarily due to the shift in mix to higher margin products and services, such as our RV service revenues, after our exit of certain lower margin, non-RV product categories during the second half of 2021, partially offset by increased freight costs.

Finance and Insurance, net

Finance and insurance revenue and gross profit is recorded net, since the Company is acting as an agent in the transaction, and commission is recognized when a finance and insurance product contract payment has been received or financing has been arranged. Finance and insurance, net revenue increased 10.4%, or $32.8 million, to $348.8 million in the six months ended June 30, 2022 from $315.9 million in the six months ended June 30, 2021 primarily due to an increase in the products sold per used vehicle and increased gross profit per contract for both new and used vehicles sold, partially offset by lower volume of vehicles sold. Finance and insurance, net as a percentage of new and used vehicle revenue was 12.1% for the six months ended June 30, 2022 compared to 12.0% for the six months ended June 30, 2021. On a same store basis, finance and insurance, net increased 4.8%, or $14.7 million, to $323.1 million versus the six months ended June 30, 2021.

Good Sam Club

Good Sam Club revenue of $23.9 million for the six months ended June 30, 2022, remained essentially unchanged from the six months ended June 30, 2021. A $0.4 million increase in revenue from the Good Sam Club primarily due to a shift to more one-year memberships from multi-year memberships was largely offset by a $0.4 million decrease in marketing fee revenue from Good Sam Club co-branded credit cards primarily due to lower new card activations driven by lower transaction counts at retail locations driven mainly by the exit from certain non-RV product categories.

Good Sam Club gross profit decreased 3.5%, or $0.7 million, to $19.5 million in the six months ended June 30, 2022 from $20.2 million in the six months ended June 30, 2021. Good Sam Club gross margin decreased to 81.4% in the six months ended June 30, 2022 from 84.4% in the six months ended June 30, 2021 primarily due to investment in new programs.

Selling, general and administrative expenses

Selling, general and administrative expenses increased 7.4%, or $57.2 million, to $826.4 million in the six months ended June 30, 2022 from $769.3 million in the six months ended June 30, 2021. Selling, general and administrative expenses as a percentage of gross profit increased approximately 463 basis points to 64.7% for the six months ended June 30, 2022 from 60.1% for the six months ended June 30, 2021. The $57.2 million increase was primarily due to a $26.4 million increase in labor expenses attributable in large part to variable pay on the increase in combined gross profit for new and used vehicle sales and related finance and insurance, to increased retail locations, and to increased equity-based compensation expenses discussed below for the six months ended June 30, 2022; an $8.6 million increase in selling expenses; a $10.8 million increase in other store and corporate overhead expenses; a $6.0 million increase in occupancy expenses; a $3.6 million increase in professional fees; and a $1.8 million increase from costs associated with the February 2022 Cybersecurity Incident, net of insurance recoveries.

The labor expense increase of $26.4 million included increased equity-based compensation expenses of $8.4 million for the six months ended June 30, 2022 (See Note 16 — Equity-Based Compensation to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q), which included an increase of $4.4 million for the expense related to the modification of restricted stock units to accelerate and/or continue vesting under employee separation agreements and/or post-termination consulting arrangements. The remaining increase in equity-based compensation expense was a result of more restricted stock units outstanding and a higher weighted-average grant date fair value of those restricted stock units.

Depreciation and amortization

Depreciation and amortization increased 67.7%, or $17.4 million, to $43.2 million in the six months ended June 30, 2022 from $25.7 million in the six months ended June 30, 2021 due primarily to accelerated amortization of certain trademark and trade name intangible assets associated with brands not traditionally associated with RVs that we are phasing out and increased capital expenditures.

Long-lived asset impairment

Long-lived asset impairment was $2.6 million for the six months ended June 30, 2022 and $1.1 million for the six months ended June 30, 2021. See Note 4 – Restructuring and Long-lived Asset Impairment to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

Lease termination

Lease termination expense of $1.1 million and $1.8 million in the six months ended June 30, 2022 and June 30, 2021, respectively, was related primarily to the 2019 Strategic Shift discussed above.

Floor plan interest expense

Floor plan interest expense increased 121.8%, or $8.2 million, to $15.0 million in the six months ended June 30, 2022 from $6.8 million in the six months ended June 30, 2021. The increase was primarily due to a 102.2% increase in average floor plan borrowings driven by higher new vehicle inventory quantities from the normalization of the new travel trailer supply chain and increases in average new unit costs, and a 21 basis point increase in the average floor plan borrowing rate. We expect higher floor plan interest expense to continue in the second half of 2022 as the floor plan borrowings are expected to be higher in 2022 compared to 2021. Since we do not expect the same new vehicle supply chain constraints that existed in 2021 to be experienced for the remainder of 2022, we expect to have higher average new vehicle inventory levels in 2022. We also expect that interest rates will continue to increase during the second half of 2022.

Other interest expense, net

Other interest expense increased 21.8%, or $5.2 million, to $29.2 million in the six months ended June 30, 2022 from $24.0 million in the six months ended June 30, 2021. The increase was primarily due to increased average debt. The increase in interest rates during the six months ended June 30, 2022 did not have a significant impact on the other interest expense, since the refinance of the Term Loan Facility in June 2021 resulted in a reduction in interest rates from the 25 basis point decrease in the applicable rate (as defined in the Credit Agreement (as defined below)) and the Term Loan Facility was subject to the interest rate floor, including the 2.50% applicable rate, of 3.25% for a portion of the six months ended June 30, 2022 which negated interest rate increases during that period subject to the interest rate floor. The interest rate at June 30, 2022 was above the interest rate floor at 3.82%. We expect that interest rates will continue to increase during the second half of 2022.

Tax Receivable Agreement Liability adjustment

The Tax Receivable Agreement Liability adjustment of $3.5 million in the six months ended June 30, 2021 related to a remeasurement during the six months ended June 30, 2021 to reflect an increase in state tax rates.

Income tax expense

Income tax expense increased $9.0 million to $53.4 million in the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase was primarily due to a $14.8 million release of valuation allowance and a $4.1 million benefit for the revaluation of deferred tax assets as a result of increased state tax rates that were both recorded for the six months ended June 30, 2021. For the six months ended June 30, 2022 there was also lower income generated for which the Company is subject to U.S. federal and state taxes on its allocable share and the benefit from higher losses at CW that are available to offset state combined income in certain unitary states for the six months ended June 30, 2022. The valuation allowance release during 2021 was attributable to the change in the entities within state combined filing groups due to unitary relationships, which provide additional taxable income sources to utilize CW’s deferred tax assets. CWH’s increased ownership in CWGS, LLC and other qualitative unity factors impacted the unitary relationships.

Net income

Net income decreased $88.2 million to a net income of $305.3 million for the six months ended June 30, 2022 from a net income of $393.5 million for the six months ended June 30, 2021. The change was primarily due to the items mentioned above.

Segment results

The following tables sets forth a reconciliation of total segment income to consolidated income before income taxes for each of our segments for the periods presented:

	Six Months Ended
	June 30, 2022		June 30, 2021		Favorable/
		Percent of		Percent of	(Unfavorable)
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%
Revenue:
Good Sam Services and Plans	$94,501	2.5%	$87,867	2.4%	$6,634	7.6%
RV and Outdoor Retail	3,753,231	98.0%	3,546,549	98.0%	206,682	5.8%
Elimination of intersegment revenue	(16,704)	(0.4%)	(14,828)	(0.4%)	(1,876)	(12.7%)
Total consolidated revenue	3,831,028	100.0%	3,619,588	100.0%	211,440	5.8%
Segment income:(1)
Good Sam Services and Plans	43,296	1.1%	44,385	1.2%	(1,089)	(2.5%)
RV and Outdoor Retail	394,984	10.3%	461,649	12.8%	(66,665)	(14.4%)
Total segment income	438,280	11.4%	506,034	14.0%	(67,754)	(13.4%)
Corporate & other	(6,892)	(0.2%)	(4,490)	(0.1%)	(2,402)	(53.5%)
Depreciation and amortization	(43,162)	(1.1%)	(25,745)	(0.7%)	(17,417)	(67.7%)
Tax Receivable Agreement liability adjustment	—	—	(3,520)	(0.1%)	3,520	n/m
Other interest expense, net	(29,236)	(0.8%)	(24,012)	(0.7%)	(5,224)	(21.8%)
Loss and expense on debt restructure	—	—	(10,421)	(0.3%)	10,421	n/m
Other (expense) income, net	(295)	(0.0%)	45	0.0%	(340)	n/m
Income before income taxes	$358,695	9.4%	$437,891	12.1%	$(79,196)	(18.1%)

Same store revenue- RV and Outdoor Retail(2)	$3,316,442		$3,286,790		$29,652	0.9%

n/m – not meaningful

(1)	Segment income represents income for each of our reportable segments and is defined as income from operations before depreciation and amortization, plus floor plan interest expense.
(2)	Same store revenue definition not applicable to the Good Sam Services and Plans segment.

Good Sam Services and Plans

Good Sam Services and Plans segment revenue increased 7.6%, or $6.6 million, to $94.5 million in the six months ended June 30, 2022, from $87.9 million in the six months ended June 30, 2021. The increase was primarily attributable to a $3.2 million increase from the roadside assistance programs primarily resulting from increased contracts in force, a $1.2 million increase in Good Sam TravelAssist revenue primarily resulting from increased contracts in force, a $1.0 million increase from the consumer shows due to no shows produced in 2021 and one show produced in 2022, a $0.7 million increase from the Good Sam Insurance Agency primarily resulting from increased contracts in force, and a $0.6 million increase from the extended vehicle warranty insurance programs primarily resulting from increased revenue from service contracts, partially offset by a $0.1 million decrease from other services and plans.

Good Sam Services and Plans segment income decreased 2.5%, or $1.1 million, to $43.3 million in the six months ended June 30, 2022, from $44.4 million in the six months ended June 30, 2021. The decrease was primarily attributable to a $3.4 million increase in selling, general and administrative expenses primarily consisting of investing in additional information technology personnel, a $1.4 million increase in overhead support expenses, and a $0.6 million reduction in other services and plans, partially offset by a $1.4 million increase from the Good Sam TravelAssist programs, a $1.0 million increase from the roadside assistance programs, a $0.8 million increase from the Good Sam Insurance Agency, a $0.7 million increase from consumer shows, and a $0.4 million increase from the extended warranty insurance programs. Segment income margin net of intersegment revenue elimination decreased 458 basis points to 46.0% primarily due to increased roadside assistance marketing costs, and increased overhead support expenses.

RV and Outdoor Retail

RV and Outdoor Retail segment revenue increased 5.8%, or $206.7 million, to $3.8 billion in the six months ended June 30, 2022 from $3.5 billion in the six months ended June 30, 2021. The increase was primarily driven by a $204.8 million, or 27.1%, increase in used vehicle revenue, a $35.0 million, or 10.8%, increase in finance and insurance, net revenue, and a $31.0 million, or 1.6%, increase in new vehicle revenue, partially offset by a $64.2 million, or 11.5%, decrease in products, service and other revenue.

RV and Outdoor Retail segment income decreased 14.4%, or $66.7 million, to a segment income of $395.0 million in the six months ended June 30, 2022 from a segment income of $461.6 million in the six months ended June 30, 2021. The decrease was primarily related to a $51.4 million increase in selling, general and administrative expenses (see discussion of selling, general and administrative expenses above), an $8.2 million increase in floor plan interest expense, decreased segment gross profit of $5.7 million primarily due to increased costs per unit and reduced vehicles sold, a $1.5 million increase in long-lived asset impairment, and a $0.5 million increase in loss on sale or disposal of assets, partially offset by a $0.6 million decrease in lease termination expense. RV and Outdoor Retail segment margin decreased 250 basis points to 10.6% in the six months ended June 30, 2022 from 13.1% in the six months ended June 30, 2021 primarily due to higher costs.

Corporate and other expenses

Corporate and other expenses increased 53.5%, or $2.4 million, to $6.9 million in the six months ended June 30, 2022 from $4.5 million in the six months ended June 30, 2021 primarily due to costs relating to the Cybersecurity Incident, which are net of insurance recoveries, and increased other professional fees.

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

The following table reconciles EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin to the most directly comparable GAAP financial performance measures, which are net income and net income margin, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2022	2021	2022	2021
EBITDA and Adjusted EBITDA:
Net income	$197,985	$246,076	$305,284	$393,501
Other interest expense, net	14,935	11,789	29,236	24,012
Depreciation and amortization	17,627	13,044	43,162	25,745
Income tax expense	32,375	42,347	53,411	44,390
Subtotal EBITDA	262,922	313,256	431,093	487,648
Long-lived asset impairment (a)	2,618	536	2,618	1,082
Lease termination (b)	944	—	1,122	1,756
Loss (gain) on sale or disposal of assets, net (c)	381	10	430	(89)
Equity-based compensation (d)	8,968	6,047	20,642	12,156
Tax Receivable Agreement liability adjustment (e)	—	—	—	3,520
Restructuring costs (f)	1,854	3,010	3,877	6,077
Loss and expense on debt restructure (g)	—	10,421	—	10,421
Adjusted EBITDA	$277,687	$333,280	$459,782	$522,571

	Three Months Ended June 30,		Six Months Ended June 30,
(as percentage of total revenue)	2022	2021	2022	2021
Adjusted EBITDA margin:
Net income margin	9.1%	11.9%	8.0%	10.9%
Other interest expense, net	0.7%	0.6%	0.8%	0.7%
Depreciation and amortization	0.8%	0.6%	1.1%	0.7%
Income tax expense	1.5%	2.1%	1.4%	1.2%
Subtotal EBITDA margin	12.1%	15.2%	11.3%	13.5%
Long-lived asset impairment (a)	0.1%	0.0%	0.1%	0.0%
Lease termination (b)	0.0%	—	0.0%	0.0%
Loss (gain) on sale or disposal of assets, net (c)	0.0%	0.0%	0.0%	(0.0%)
Equity-based compensation (d)	0.4%	0.3%	0.5%	0.3%
Tax Receivable Agreement liability adjustment (e)	—	—	—	0.1%
Restructuring costs (f)	0.1%	0.1%	0.1%	0.2%
Loss and expense on debt restructure (g)	—	0.5%	—	0.3%
Adjusted EBITDA margin	12.8%	16.2%	12.0%	14.4%

(a)	Represents long-lived asset impairment charges related to the RV and Outdoor Retail segment, which relate to locations affected by the 2019 Strategic Shift. See Note 4 – Restructuring and Long-Lived Asset Impairment to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional information.
(b)	Represents the loss on the termination of operating leases, relating primarily to the 2019 Strategic Shift, resulting from the lease termination fees and the derecognition of the operating lease assets and liabilities. See Note 4– Restructuring and Long-Lived Asset Impairment to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional information.
(c)	Represents an adjustment to eliminate the losses and gains on disposals and sales of various assets.
(d)	Represents non-cash equity-based compensation expense relating to employees, directors, and consultants of the Company.
(e)	Represents an adjustment to eliminate the loss on remeasurement of the Tax Receivable Agreement primarily due to changes in our blended statutory income tax rate. See Note 12 — Income Taxes to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
(f)	Represents restructuring costs relating to our 2019 Strategic Shift. These restructuring costs include other associated costs. These costs exclude lease termination costs, which are presented separately above. See Note 4 – Restructuring and Long-Lived Asset Impairment to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional information.
(g)	Represents the loss and expense incurred on debt restructure and financing expense, which is comprised of $0.4 million in extinguishment of the original issue discount and $1.0 million of extinguishment of capitalized finance costs related to the Previous Term Loan Facility, and $9.0 million in legal and other expenses related to the New Term Loan Facility.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands except per share amounts)	2022	2021	2022	2021
Numerator:
Net income attributable to Camping World Holdings, Inc.	$84,311	$109,188	$129,041	$171,510
Adjustments related to basic calculation:
Loss and expense on debt restructure (a):
Gross adjustment	—	10,421	—	10,421
Income tax expense for above adjustment (b)	—	(1,373)	—	(1,373)
Long-lived asset impairment (c):
Gross adjustment	2,618	536	2,618	1,082
Income tax expense for above adjustment (b)	(99)	—	(99)	—
Lease termination (d):
Gross adjustment	944	—	1,122	1,756
Income tax expense for above adjustment (b)	—	—	—	(39)
Loss (gain) on sale or disposal of assets (e):
Gross adjustment	381	10	430	(89)
Income tax expense for above adjustment (b)	(3)	3	(3)	2
Equity-based compensation (f):
Gross adjustment	8,968	6,047	20,642	12,156
Income tax expense for above adjustment (b)	(951)	(707)	(2,288)	(1,361)
Tax Receivable Agreement liability adjustment (g):
Gross adjustment	—	—	—	3,520
Income tax expense for above adjustment (b)	—	—	—	(898)
Restructuring costs (h)
Gross adjustment	1,854	3,010	3,877	6,077
Income tax expense for above adjustment (b)	—	(52)	—	(65)
Adjustment to net income attributable to non-controlling interests resulting from the above adjustments (i)	(7,397)	(9,680)	(14,224)	(15,489)
Adjusted net income attributable to Camping World Holdings, Inc. – basic	90,626	117,403	141,116	187,210
Adjustments related to diluted calculation:
Reallocation of net income attributable to non-controlling interests from the dilutive effect of stock options and restricted stock units (j)	—	2,533	1,110	—
Income tax on reallocation of net income attributable to non-controlling interests from the dilutive effect of stock options and restricted stock units (k)	—	(628)	(299)	—
Reallocation of net income attributable to non-controlling interests from the dilutive exchange of common units in CWGS, LLC (j)	121,071	—	—	237,480
Income tax on reallocation of net income attributable to non-controlling interests from the dilutive exchange of common units in CWGS, LLC (j)	(29,735)	—	—	(58,213)
Assumed income tax expense of combining C-corporations with full or partial valuation allowances with the income of other consolidated entities after the dilutive exchange of common units in CWGS, LLC (l)	(511)	—	—	(12,693)
Adjusted net income attributable to Camping World Holdings, Inc. – diluted	$181,451	$119,308	$141,927	$353,784
Denominator:
Weighted-average Class A common shares outstanding – basic	41,737	45,983	42,640	44,790
Adjustments related to diluted calculation:
Dilutive exchange of common units in CWGS, LLC for shares of Class A common stock (m)	42,045	—	—	44,288
Dilutive options to purchase Class A common stock (m)	44	169	66	167
Dilutive restricted stock units (m)	358	1,398	465	1,177
Adjusted weighted average Class A common shares outstanding – diluted	84,184	47,550	43,171	90,422

Adjusted earnings per share - basic	$2.17	$2.55	$3.31	$4.18
Adjusted earnings per share - diluted	$2.16	$2.51	$3.29	$3.91

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands except per share amounts)	2022	2021	2022	2021
Anti-dilutive amounts (n):
Numerator:
Reallocation of net income attributable to non-controlling interests from the anti-dilutive exchange of common units in CWGS, LLC (j)	$—	$144,035	$189,357	$—
Income tax on reallocation of net income attributable to non-controlling interests from the anti-dilutive exchange of common units in CWGS, LLC (k)	$—	$(35,733)	$(49,986)	$—
Assumed income tax benefit of combining C-corporations with full or partial valuation allowances with the income of other consolidated entities after the anti-dilutive exchange of common units in CWGS, LLC (l)	$—	$226	$5,837	$—
Denominator:
Anti-dilutive exchange of common units in CWGS, LLC for shares of Class A common stock (m)	—	43,057	42,045	—

Reconciliation of per share amounts:
Earnings per share of Class A common stock — basic	$2.02	$2.37	$3.03	$3.83
Non-GAAP Adjustments (o)	0.15	0.18	0.28	0.35
Adjusted earnings per share - basic	$2.17	$2.55	$3.31	$4.18

Earnings per share of Class A common stock — diluted	$2.01	$2.33	$3.01	$3.74
Non-GAAP Adjustments (o)	0.15	0.18	0.28	0.35
Dilutive exchange of common units in CWGS, LLC for shares of Class A common stock (p)	—	—	—	(0.17)
Dilutive options to purchase Class A common stock and/or restricted stock units (p)	—	—	—	(0.01)
Adjusted earnings per share - diluted	$2.16	$2.51	$3.29	$3.91

(a)	Represents the loss and expense incurred on debt restructure and financing expense, which is comprised of $0.4 million in extinguishment of the original issue discount and $1.0 million in extinguishment of capitalized finance costs related to the Previous Term Loan Facility, and $9.0 million in legal and other expenses related to the New Term Loan Facility.
(b)	Represents the current and deferred income tax expense or benefit effect of the above adjustments, many of which are related to entities with full valuation allowances for which no tax benefit can be currently recognized. This assumption uses an effective tax rate of 25.4% and 25.5% for the adjustments for the 2022 and 2021 periods, respectively, which represents the estimated tax rate that would apply had the above adjustments been included in the determination of our non-GAAP metric.
(c)	Represents long-lived asset impairment charges related to the RV and Outdoor Retail segment, which relate to locations affected by the 2019 Strategic Shift. See Note 4 – Restructuring and Long-Lived Asset Impairment to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional information.
(d)	Represents the loss on termination of operating leases, relating primarily to the 2019 Strategic Shift, resulting from the lease termination fees and the derecognition of the operating lease assets and liabilities. See Note 4 – Restructuring and Long-Lived Asset Impairment to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional information.
(e)	Represents an adjustment to eliminate the gains and losses on disposals and sales of various assets.
(f)	Represents non-cash equity-based compensation expense relating to employees, directors, and consultants of the Company.
(g)	Represents an adjustment to eliminate the loss on remeasurement of the Tax Receivable Agreement primarily due to changes in our blended statutory income tax rate. See Note 12 — Income Taxes to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
(h)	Represents restructuring costs relating to our 2019 Strategic Shift. These restructuring costs include other associated costs. These costs exclude lease termination costs, which are presented separately above. See Note 4 – Restructuring and Long-Lived Asset Impairment to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional information.
(i)	Represents the adjustment to net income attributable to non-controlling interests resulting from the above adjustments that impact the net income of CWGS, LLC. This adjustment uses the non-controlling interest’s weighted average ownership of CWGS, LLC of 50.2% and 48.4% for the three months ended June 30, 2022 and 2021, respectively, and 49.6% and 49.7% for the six months ended June 30, 2022 and 2021, respectively.
(j)	Represents the reallocation of net income attributable to non-controlling interests from the impact of the assumed change in ownership of CWGS, LLC from stock options, restricted stock units, and/or common units of CWGS, LLC.
(k)	Represents the income tax expense effect of the above adjustment for reallocation of net income attributable to non-controlling interests. This assumption uses an effective tax rate of 25.4% and 25.5% for the adjustments for the 2022 and 2021 periods, respectively.
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

During the three months ended June 30, 2022, we did not repurchase Class A common stock under our stock repurchase program. During the six months ended June 30, 2022, we repurchased 2,592,524 shares of our Class A common stock for $79.8 million, including broker commissions. As of June 30, 2022, $120.2 million was available under the stock repurchase program to repurchase additional shares of our Class A common stock.

Dividends

On February 18, 2022, our board of directors approved the increase of the portion of the quarterly cash dividend relating to all or a portion of the Excess Tax Distribution (as defined under “Dividend Policy” included in Part II, Item 5 of our Annual Report) to $0.475 per share of Class A common stock from $0.35 per share, which increased the total quarterly cash dividend to $0.625 per share of Class A common stock from $0.50 per share beginning in March 2022. For the three and six months ended June 30, 2022, we paid a regular quarterly cash dividend on our Class A common stock of $0.625 per share, which was funded with a $0.15 per common unit cash distribution from CWGS, LLC and the remainder funded with all or a portion of the Excess Tax Distribution.

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

Acquisitions and Capital Expenditures

During the six months ended June 30, 2022, the RV and Outdoor Retail segment acquired the assets of various RV dealerships comprised of two locations for an aggregate purchase price of approximately $34.8 million (see Note 11 – Acquisitions to our condensed consolidated financial statements included in Part 1, Item 1 of this Form 10-Q) and purchased real property of $28.0 million. Additionally, for the entirety of 2022, our expansion of dealerships though acquisition and construction is expected to cost between $250.0 million and $330.0 million through a combination of business acquisitions and capital expenditures relating to land, buildings, and improvements. Factors that could impact the quantity of future locations or the cost to acquire or open those locations include, but are not limited to, our ability to locate potential acquisition targets or greenfield locations in a geographic area and at a cost that meets our success criteria; continued strong cash flow generation from our operations to fund these acquisitions and new locations; and availability of financing on our Floor Plan Facility.

Tax Receivable Agreement Liability

Cash requirements relating to the Tax Receivable Agreement liability have not materially changed since our Annual Report. See Note 12 — Income Taxes to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional information.

2019 Strategic Shift

In connection with the 2019 Strategic Shift, we have incurred or expect to incur costs relating to one-time employee termination benefits of $1.2 million, lease termination costs of between $19.0 million and $34.0 million, incremental inventory reserve charges of $57.4 million, and other associated costs of $36.0 million to $40.0 million. We expect that approximately $0.3 million to $4.3 million of other associated costs and $3.6 million to $18.6 million of lease termination costs will result in future cash expenditures. For a discussion of the 2019 Strategic Shift, see Note 4 — Restructuring and Long-Lived Asset Impairment to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

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

Other Cash Requirements or Commitments

Substantially all of our new RV inventory and certain of our used RV inventory is financed under our Floor Plan Facility (defined below). As of June 30, 2022, no used RV inventory was financed by our Floor Plan Facility. See “Description of Senior Secured Credit Facilities, Floor Plan Facility and Real Estate Facilities” for a discussion of the cash requirements related to our indebtedness.

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

As of June 30, 2022 and December 31, 2021, we had working capital of $697.4 million and $685.6 million, respectively, including $134.0 million and $267.3 million, respectively, of cash and cash equivalents. Our working capital reflects the cash provided by deferred revenue and gains reported under current liabilities of $95.7 million and $95.5 million as of June 30, 2022 and December 31, 2021, respectively. Deferred revenue primarily consists of cash collected for club memberships and roadside assistance contracts in advance of services to be provided, which is deferred and recognized as revenue over the life of the membership, and deferred revenue for the annual guide. We use net proceeds from this deferred membership revenue to lower our long-term borrowings and finance our working capital needs. Our Floor Plan Facility includes a flooring line aggregate interest reduction (“FLAIR”) offset account that allows us to transfer cash as an offset to the payables under the Floor Plan Facility. The FLAIR offset account at June 30, 2022 was $277.9 million, $246.2 million of which could have been withdrawn while remaining in compliance with the financial covenants of the Floor Plan Facility.

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

Cash Flow

The following table shows summary cash flow information for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
(In thousands)	2022	2021
Net cash provided by operating activities	$183,994	$460,129
Net cash used in investing activities	(131,505)	(194,300)
Net cash used in financing activities	(185,864)	(240,394)
Net (decrease) increase in cash and cash equivalents	$(133,375)	$25,435

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

Net cash provided by operating activities was $184.0 million in the six months ended June 30, 2022, a decrease of $276.1 million from $460.1 million of net cash provided by operating activities in the six months ended June 30, 2021. The decrease was primarily due to a $157.4 million increase in inventory, an $88.2 million reduction in net income, a $43.3 million decrease in accounts payable and other accrued expenses, a $12.2 million reduction in other operating activities, and a $10.3 million decrease in deferred revenue, partially offset by a $17.9 million increase in deferred income taxes, and a $17.4 million increase in depreciation and amortization.

Investing activities. Our investment in business activities primarily consists of expanding our operations through organic growth and the acquisition of retail locations. Substantially all of our new retail locations and capital expenditures have been financed using cash provided by operating activities and borrowings under our Senior Secured Credit Facilities, as applicable.

The table below summarizes our capital expenditures for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
(In thousands)	2022	2021
IT hardware and software	$6,182	$4,004
Greenfield and acquired retail locations	23,336	15,847
Existing retail locations	35,958	27,288
Corporate and other	3,528	45
Total capital expenditures	$69,004	$47,184

Our capital expenditures consist primarily of investing in acquired and greenfield retail and RV dealership locations, existing retail locations, information technology, hardware, and software. The expected minimum capital expenditures relating to new dealerships and real estate purchases through December 31, 2022 are discussed above. As of June 30, 2022, we had entered into contracts for construction of new dealership buildings for an aggregate future commitment of capital expenditures of $34.7 million. There were no other material commitments for capital expenditures as of June 30, 2022.

Net cash used in investing activities was $131.5 million for the six months ended June 30, 2022. The $131.5 million of cash used in investing activities was comprised of $69.0 million of capital expenditures primarily related to retail locations, $38.2 million for the purchase of RV and outdoor retail businesses and a publication business, $28.0 million for the purchase of real property, $3.0 million for purchase of other investments, and $0.7 million for the purchase of intangible assets, partially offset by proceeds from the sale of real property of $6.8 million and proceeds of $0.7 million from the sale of property and equipment. See Note 11 – Acquisitions to our condensed consolidated financial statements included in Part 1, Item 1 of this Form 10-Q.

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

Our net cash used in financing activities was $185.9 million for the six months ended June 30, 2022. The $185.9 million of cash used in financing activities was primarily due to $115.7 million of member distributions, $79.8 million for the repurchase of Class A common stock, $52.5 million of dividends paid on Class A common stock, $7.9 million of payments on long-term debt, $3.0 million for finance lease payments, and $1.5 million of RSU shares withheld for tax, partially offset by $40.4 million of net proceeds from borrowings under the Floor Plan Facility, $28.0 million of net proceeds from a sale-leaseback arrangement, $6.0 million of proceeds from landlord funded construction on finance leases, and $0.3 million of proceeds from exercise of stock options.

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

Description of Senior Secured Credit Facilities, Floor Plan Facility, Real Estate Facilities, and Other Long-Term Debt

As of June 30, 2022 and December 31, 2021, we had outstanding debt in the form of our Senior Secured Credit Facilities, our Floor Plan Facility, and our Real Estate Facilities (each defined below). We may from time to time seek to refinance, retire or exchange our outstanding debt. Such refinancings, repayments or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. For additional information regarding our interest rate risk and interest rate hedging instruments, see “Quantitative and Qualitative Disclosures About Market Risk” in Part I, Item 3 of this Form 10-Q.

Senior Secured Credit Facilities

As of June 30, 2022 and December 31, 2021, CWGS Group, LLC (the “Borrower”), an indirect subsidiary of the Company, was party to a credit agreement (the “Credit Agreement”) for a senior secured credit facility (the “Senior Secured Credit Facilities”). The Senior Secured Credit Facilities consist of a $1.4 billion term loan facility (the “Term Loan Facility”) and a $65.0 million revolving credit facility (the “Revolving Credit Facility”). The Term Loan Facility requires mandatory principal payments in equal quarterly installments of $3.5 million. The Revolving Credit Facility matures in June 2026 and the Term Loan Facility matures in June 2028. As of June 30, 2022 and December 31, 2021, the average interest rate on the Term Loan Facility was 3.82% and 3.25%, respectively.

Additionally, we are required to prepay the term loan borrowings in an aggregate amount up to 50% of excess cash flow, as defined in the Credit Agreement, for such fiscal year depending on the Total Leverage Ratio (as defined by the Credit Agreement) beginning with the year ended December 31, 2022. We do not expect that an additional excess cash flow payment will be required relating to 2022.

The Credit Agreement requires the Borrower and its subsidiaries to comply on a quarterly basis with a maximum Total Net Leverage Ratio (as defined in the Credit Agreement), which covenant is in effect only if, as of the end of each calendar quarter, the aggregate amount of borrowings under the Revolving Credit Facility (including swingline loans), letters of credit and unreimbursed letter of credit disbursements outstanding at such time is greater than 35% of the total commitment on the Revolving Credit Facility (excluding (i) up to $15.0 million attributable to any outstanding undrawn letters of credit and (ii) any cash collateralized or backstopped letters of credit), as defined in the Credit Agreement. As of June 30, 2022, we were not subject to this covenant as borrowings under the Revolving Credit Facility did not exceed the 35% threshold. To the extent that we are unable to comply with the maximum Total Leverage Ratio in the future, we would be unable to borrow under the Revolving Credit Facility and may need to seek alternative sources of financing in order to operate and finance our business as we deem appropriate. The Company’s borrowing capacity under the Revolving Credit Facility at June 30, 2022 was limited to $60.1 million of borrowings. At June 30, 2022, we would have met this covenant if we had exceeded the 35% threshold. We were in compliance with all applicable debt covenants at June 30, 2022 and December 31, 2021.

See our Annual Report and Note 6 – Long-Term Debt to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for a further discussion of the outstanding amounts, available borrowings and terms of the Senior Secured Credit Facilities.

Floor Plan Facility

As of June 30, 2022 and December 31, 2021, FreedomRoads, LLC (“FR”), an indirect subsidiary of the Company, maintained floor plan financing through the Eighth Amended and Restated Credit Agreement (“Floor Plan Facility”). The Floor Plan Facility at June 30, 2022 allowed FR to borrow (a) up to $1.70 billion under a floor plan facility, (b) up to $30.0 million under a letter of credit facility and (c) up to a maximum amount outstanding of $70.0 million under the revolving line of credit. The Floor Plan Facility also includes an accordion feature allowing FR, at its option, to increase the aggregate amount of the floor plan notes payable in $50 million increments up to a maximum amount of $200 million. The lenders under the Floor Plan Facility are not under any obligation to provide commitments in respect of any such increase. The maturity date of the Floor Plan Facility is September 30, 2026.

As of June 30, 2022 and December 31, 2021, the applicable interest rate for the floor plan notes payable under the Floor Plan Facility was 2.93% and 1.96%, respectively. As of June 30, 2022 and December 31, 2021 the applicable interest rate for revolving line of credit borrowings under the Floor Plan Facility was 3.13% and 2.31%, respectively.

The credit agreement governing the Floor Plan Facility contains certain financial covenants, which we were in compliance with at June 30, 2022 and December 31, 2021.

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

As of June 30, 2022, the First Real Estate Facility, Second Real Estate Facility, and Third Real Estate Facility had outstanding principal balances of $4.1 million, $8.2 million, and $9.8 million, respectively, net of unamortized finance costs. As of June 30, 2022 and December 31, 2021, the weighted average interest rate on the Real Estate Facilities, as applicable, was 3.35% and 2.89%, respectively, with a commitment fee of 0.50% of the aggregate unused principal amount of the Real Estate Facilities. As of June 30, 2022 and December 31, 2021, we had zero additional capacity under the Real Estate Facilities.

The Real Estate Facilities are subject to certain cross default provisions, a debt service coverage ratio, and other customary covenants which we were in compliance with at June 30, 2022 and December 31, 2021.

See our Annual Report and Note 6 – Long-Term Debt to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for a further discussion of the terms of the Real Estate Facilities.

Other Long-Term Debt

In December 2021, FRHP Lincolnshire, LLC, an indirect wholly-owned subsidiary of CWGS, LLC, assumed a mortgage as part of a real estate acquisition. As of June 30, 2022, the outstanding principal balance of the mortgage was $3.3 million with an interest rate of 3.50%. The mortgage matures in December 2026. See Note 6 — Long-Term Debt to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for a further discussion of the terms of the other long-term debt.

Sale/Leaseback Arrangements

We have in the past and may in the future enter into sale-leaseback transactions to finance certain property acquisitions and capital expenditures, pursuant to which we sell property and/or leasehold improvements to third parties and agree to lease those assets back for a certain period of time. Such sales generate proceeds which vary from period to period.

On February 8, 2022, FRHP Lincolnshire, LLC sold three properties for a total sale price of $28.0 million. Concurrent with the sale of these properties, the Company entered into three separate twenty-year lease agreements, whereby the Company will lease back the properties from the acquiring company. Under each lease agreement, FR has four consecutive options to extend the lease term for additional periods of five years for each option. This transaction is accounted for as a financing transaction. The Company recorded a liability for the amount received, will continue to depreciate the non-land portion of the assets, and has imputed an interest rate so that the net carrying amount of the financial liability and remaining assets will be zero at the end of the initial lease terms. The financial liability is included in other long-term liabilities in the condensed consolidated balance sheet as of June 30, 2022.

Deferred Revenue

Deferred revenue consists of our sales for products not yet recognized as revenue at the end of a given period. Our deferred revenue as of June 30, 2022 was $168.8 million.

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

Recent Accounting Pronouncements

See Note 1 – Summary of Significant Accounting Policies to our condensed consolidated financial statements in Item 1, Part I of this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For a discussion of the Company’s quantitative and qualitative disclosures about market risks, see Item 7A. Quantitative and Qualitative Disclosures About Market Risks, in our Annual Report. As of June 30, 2022, there have been no material changes in this information.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2022.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control performed during the fiscal quarter ended June 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information related to our repurchases of Class A common stock for the periods indicated:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs(1)
April 1, 2022 to April 30, 2022	—	$—	—	$120,166,000
May 1, 2022 to May 31, 2022	—	—	—	120,166,000
June 1, 2022 to June 30, 2022	—	—	—	120,166,000
Total	—	$—	—	$120,166,000

(1)	On October 30, 2020, our board of directors authorized a stock repurchase program for the repurchase of up to $100.0 million of the Company’s Class A common stock, expiring on October 31, 2022. In August 2021 and January 2022, our board of directors authorized increases to the stock repurchase program for the repurchase of up to an additional $125.0 million and $152.7 million of the Company’s Class A common stock, respectively. Following these extensions, the stock repurchase program now expires on December 31, 2025. This program does not obligate the Company to acquire any particular amount of Class A common stock and the program may be extended, modified, suspended or discontinued at any time at the board’s discretion.

The table above excludes shares net settled by the Company in connection with tax withholdings associated with the vesting of restricted stock units as these shares were not issued and outstanding.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibits Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Camping World Holdings, Inc.	10-Q	001-37908	3.1	11/10/16

3.2	Amended and Restated Bylaws of Camping World Holdings, Inc.	10-Q	001-37908	3.2	11/10/16

4.1	Specimen Stock Certificate evidencing the shares of Class A common stock	S-1/A	333-211977	4.1	9/13/16

10.1	Employment Agreement with Karin L. Bell, dated June 1, 2022					*

10.2	Compensation Program Summary with Matthew Wagner, dated June 1, 2022					*

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer					*

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer					*

32.1	Section 1350 Certification of Chief Executive Officer					**

32.2	Section 1350 Certification of Chief Financial Officer					**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					***

101.SCH	Inline XBRL Taxonomy Extension Schema Document					***

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					***

101.DEF	Inline XBRL Extension Definition Linkbase Document					***

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

101.LAB	Inline XBRL Taxonomy Label Linkbase Document					***

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					***

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					***

*     Filed herewith

**    Furnished herewith

***   Submitted electronically herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Camping World Holdings, Inc.

Date: August 3, 2022	By:	/s/ Karin L. Bell
Karin L. Bell
Chief Financial Officer

(Authorized Officer and Principal Financial Officer and Principal Accounting Officer)