Form 10-Q
period 2022-09-30
Camping World Holdings, Inc.
filed 2022-11-02
CIK 1669779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of October 28, 2022, the registrant had 42,132,228 shares of Class A common stock, 41,466,964 shares of Class B common stock and one share of Class C common stock outstanding.

Camping World Holdings, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended September 30, 2022

BASIS OF PRESENTATION

As used in this Quarterly Report on Form 10-Q (this “Form 10-Q”), unless the context otherwise requires, references to:

●	“we,” “us,” “our,” “CWH,” the “Company,” “Camping World” and similar references refer to Camping World Holdings, Inc., and, unless otherwise stated, all of its subsidiaries, including CWGS Enterprises, LLC, which we refer to as “CWGS, LLC” and, unless otherwise stated, all of its subsidiaries.
●	“Annual Report” refers to our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (“SEC”) on February 24, 2022.
●	“Continuing Equity Owners” refers collectively to ML Acquisition, funds controlled by Crestview Partners II GP, L.P. and the Former Profits Unit Holders and each of their permitted transferees that continue to own common units in CWGS, LLC after the initial public offering (“IPO”) of our stock and the related reorganization transactions (each as discussed in Note 1 — Summary of Significant Accounting Policies to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q) and who may redeem at each of their options their common units for, at our election (determined solely by our independent directors within the meaning of the rules of the New York Stock Exchange who are disinterested), cash or newly issued shares of our Class A common stock. Direct exchanges of common units in CWGS, LLC by the Continuing Equity Owners with CWH for Class A common stock are included in the reference to “redemptions” in relation to common units in CWGS, LLC.
●	“Crestview” refers to Crestview Advisors, L.L.C., a registered investment adviser to private equity funds, including funds affiliated with Crestview Partners II GP, L.P.
●	“CWGS LLC Agreement” refers to CWGS, LLC’s amended and restated limited liability company agreement, as amended.
●	“Former Profits Unit Holders” refers collectively to Brent L. Moody, Karin L. Bell, and Tamara R. Ward, who are named executive officers; Andris A. Baltins and K. Dillon Schickli, who are members of our board of directors, and certain other current and former executive and non-executive employees and former directors, in each case, who held existing common units in CWGS, LLC pursuant to CWGS, LLC’s equity incentive plan that was in existence prior to our IPO and who received common units of CWGS, LLC in exchange for their profits units in connection with our IPO.
●	“ML Acquisition” refers to ML Acquisition Company, LLC, a Delaware limited liability company, indirectly owned by each of Stephen Adams and our Chairman and Chief Executive Officer, Marcus A. Lemonis.
●	“Tax Receivable Agreement” refers to the tax receivable agreement that the Company entered into with CWGS, LLC, each of the Continuing Equity Owners and Crestview Partners II GP, L.P. in connection with the Company’s IPO.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts contained in this Form 10-Q may be forward-looking statements. Statements regarding our future results of operations and financial position; the impact of the novel coronavirus (“COVID-19”) pandemic on our business, results of operations and financial position; the expected impact of the February 2022 Cybersecurity Incident (as defined below); the expected impact of inflation; business strategy and plans and objectives of management for future operations; the timeline for and benefits of our 2019 Strategic Shift (as defined below); expected new retail location openings and closures, including greenfield locations and acquired locations; our sources of liquidity and capital and any potential need for additional financing or refinancing, retirement or exchange of outstanding debt; our stock repurchase program; future capital expenditures and debt service obligations; expectations regarding industry trends and consumer behavior and growth; our ability to capture positive industry trends and pursue growth; expectations regarding our pending litigation, and our plans related to dividend payments, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘expects,’’ ‘‘plans,’’ ‘‘anticipates,’’ ‘‘could,’’ ‘‘intends,’’ ‘‘targets,’’ ‘‘projects,’’ ‘‘contemplates,’’ ‘‘believes,’’ ‘‘estimates,’’ ‘‘predicts,’’ ‘‘potential’’ or ‘‘continue’’ or the negative of these terms or other similar expressions. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including, but not limited to, the following:

●	risks related to the COVID-19 pandemic and related impacts on our business;
●	our ability to execute and achieve the expected benefits of our 2019 Strategic Shift and costs and impairment charges incurred in connection with the 2019 Strategic Shift may be materially higher than expected or anticipated;
●	the availability of financing to us and our customers;
●	fuel shortages, or high prices for fuel;
●	the well-being, as well as the continued popularity and reputation for quality, of our manufacturers;
●	trends in the RV industry;
●	general economic conditions in our markets, including inflation, and ongoing economic and financial uncertainties;
●	changes in consumer preferences or our failure to gauge those preferences;
●	competition in the market for services, protection plans, products and resources targeting the RV lifestyle or RV enthusiast;
●	our expansion into new, unfamiliar markets, businesses, or product lines or categories, as well as delays in opening or acquiring new retail locations;
●	unforeseen expenses, difficulties, and delays frequently encountered in connection with expansion through acquisitions;
●	our failure to maintain the strength and value of our brands;

●	our ability to successfully order and manage our inventory to reflect consumer demand in a volatile market and anticipate changing consumer preferences and buying trends;
●	fluctuations in our same store revenue and whether such revenue will be a meaningful indicator of future performance;
●	the cyclical and seasonal nature of our business;
●	our ability to operate and expand our business and to respond to changing business and economic conditions, which depends on the availability of adequate capital;
●	the restrictive covenants imposed by our Senior Secured Credit Facilities and Floor Plan Facility;
●	our reliance on six fulfillment and distribution centers for our retail, RV furniture distribution, and e-commerce businesses;
●	the impact of ongoing class action lawsuits against us and certain of our officers and directors, as well as any potential future class action litigation;
●	natural disasters, whether or not caused by climate change, unusual weather conditions, epidemic outbreaks, terrorist acts and political events;
●	our dependence on our relationships with third party providers of services, protection plans, products and resources and a disruption of these relationships or of these providers’ operations;
●	any delays, new or increased tariffs, increased cost or quality control deficiencies in the importation of our products manufactured abroad;
●	whether third party lending institutions and insurance companies will continue to provide financing for RV purchases;
●	our ability to retain senior executives and attract and retain other qualified employees;
●	risks associated with leasing substantial amounts of space, including our inability to maintain the leases for our retail locations or locate alternative sites for our stores in our target markets and on terms that are acceptable to us;
●	our business being subject to numerous federal, state and local regulations;
●	changes in government policies and legislation;
●	our failure to comply with certain environmental regulations;
●	climate change legislation or regulations restricting emission of ‘‘greenhouse gases’’;
●	a failure in our e-commerce operations, security breaches and cybersecurity risks;
●	our inability to enforce our intellectual property rights and accusations of our infringement on the intellectual property rights of third parties;
●	our inability to maintain or upgrade our information technology systems or our inability to convert to alternate systems in an efficient and timely manner;
●	disruptions to or breaches of our or our third party providers’ information technology systems, including the February 2022 Cybersecurity Incident;

●	risk of product liability claims if people or property are harmed by the products we sell and other litigation risks;
●	risks related to our pending litigation;
●	risks associated with our private brand offerings;
●	possibility of future asset impairment charges for goodwill, intangible assets or other long-lived assets;
●	potential litigation relating to products we sell or sold, including firearms and ammunitions;
●	Marcus Lemonis, through his beneficial ownership of our shares directly or indirectly held by ML Acquisition Company, LLC and ML RV Group, LLC, has substantial control over us including matters requiring approval by our stockholders;
●	the exemptions from certain corporate governance requirements that we qualify for, and rely on, due to the fact that we are a ‘‘controlled company’’ within the meaning of the New York Stock Exchange, or NYSE, listing requirements;
●	whether we are able to realize any tax benefits that may arise from our organizational structure and any redemptions of CWGS Enterprises, LLC common units for cash or stock;
●	other risks relating to our organizational structure and to ownership of shares of our Class A common stock; and
●	the other factors set forth under ‘‘Risk Factors’’ in Item 1A of Part I of our Annual Report, in Item 1A of Part II of this Form 10-Q, and in our other filings with the SEC.

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

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(In Thousands Except Share and Per Share Amounts)

	September 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$148,235	$267,332
Contracts in transit	87,487	57,741
Accounts receivable, net	117,428	101,644
Inventories	1,900,127	1,792,865
Prepaid expenses and other assets	46,869	64,295
Total current assets	2,300,146	2,283,877
Property and equipment, net	728,208	599,324
Operating lease assets	719,656	750,876
Deferred tax assets, net	178,808	199,321
Intangible assets, net	21,819	30,970
Goodwill	533,217	483,634
Other assets	29,532	24,927
Total assets	$4,511,386	$4,372,929
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$187,613	$136,757
Accrued liabilities	252,644	189,595
Deferred revenues	101,917	95,467
Current portion of operating lease liabilities	61,001	62,217
Current portion of finance lease liabilities	10,397	4,964
Current portion of Tax Receivable Agreement liability	11,686	11,322
Current portion of long-term debt	15,827	15,822
Notes payable – floor plan, net	899,568	1,011,345
Other current liabilities	83,959	70,834
Total current liabilities	1,624,612	1,598,323
Operating lease liabilities, net of current portion	743,914	774,889
Finance lease liabilities, net of current portion	95,496	74,752
Tax Receivable Agreement liability, net of current portion	159,790	171,073
Revolving line of credit	20,885	20,885
Long-term debt, net of current portion	1,368,380	1,377,751
Deferred revenues	73,294	69,024
Other long-term liabilities	87,517	52,338
Total liabilities	4,173,888	4,139,035
Commitments and contingencies
Stockholders' equity:
Preferred stock, par value $0.01 per share – 20,000,000 shares authorized; none issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Class A common stock, par value $0.01 per share – 250,000,000 shares authorized; 47,855,259 issued and 42,129,078 outstanding as of September 30, 2022 and 47,805,259 issued and 44,130,956 outstanding as of December 31, 2021	476	475
Class B common stock, par value $0.0001 per share – 75,000,000 shares authorized; 69,066,445 issued as of September 30, 2022 and December 31, 2021; and 41,466,964 outstanding as of September 30, 2022 and December 31, 2021	4	4
Class C common stock, par value $0.0001 per share – one share authorized, issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Additional paid-in capital	117,151	98,113
Treasury stock, at cost; 5,442,009 and 3,390,131 shares as of September 30, 2022 and December 31, 2021, respectively	(190,658)	(130,006)
Retained earnings	280,772	189,471
Total stockholders' equity attributable to Camping World Holdings, Inc.	207,745	158,057
Non-controlling interests	129,753	75,837
Total stockholders' equity	337,498	233,894
Total liabilities and stockholders' equity	$4,511,386	$4,372,929

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(In Thousands Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenue:
Good Sam Services and Plans	$50,352	$46,581	$144,504	$134,354
RV and Outdoor Retail
New vehicles	834,112	864,303	2,746,323	2,745,057
Used vehicles	525,988	519,550	1,484,978	1,273,944
Products, service and other	268,940	305,882	761,914	862,706
Finance and insurance, net	165,136	167,779	513,921	483,718
Good Sam Club	11,154	12,479	35,070	36,383
Subtotal	1,805,330	1,869,993	5,542,206	5,401,808
Total revenue	1,855,682	1,916,574	5,686,710	5,536,162
Costs applicable to revenue (exclusive of depreciation and amortization shown separately below):
Good Sam Services and Plans	18,871	21,637	54,532	53,241
RV and Outdoor Retail
New vehicles	675,119	612,418	2,171,660	2,014,206
Used vehicles	398,882	376,852	1,115,876	934,874
Products, service and other	167,298	212,444	467,680	556,542
Good Sam Club	1,824	1,847	6,279	5,586
Subtotal	1,243,123	1,203,561	3,761,495	3,511,208
Total costs applicable to revenue	1,261,994	1,225,198	3,816,027	3,564,449
Operating expenses:
Selling, general, and administrative	419,102	424,385	1,245,540	1,193,668
Debt restructure expense	—	24	—	9,055
Depreciation and amortization	18,207	23,552	61,369	49,297
Long-lived asset impairment	887	316	3,505	1,398
Lease termination	—	329	1,122	2,085
(Gain) loss on sale or disposal of assets	(40)	96	390	7
Total operating expenses	438,156	448,702	1,311,926	1,255,510
Income from operations	155,532	242,674	558,757	716,203
Other expense:
Floor plan interest expense	(9,484)	(3,125)	(24,483)	(9,886)
Other interest expense, net	(20,526)	(11,250)	(49,762)	(35,262)
Loss on debt restructure	—	—	—	(1,390)
Tax Receivable Agreement liability adjustment	—	—	—	(3,520)
Other expense, net	(177)	(122)	(472)	(77)
Total other expense	(30,187)	(14,497)	(74,717)	(50,135)
Income before income taxes	125,345	228,177	484,040	666,068
Income tax expense	(22,397)	(38,869)	(75,808)	(83,259)
Net income	102,948	189,308	408,232	582,809
Less: net income attributable to non-controlling interests	(61,822)	(109,605)	(238,065)	(331,596)
Net income attributable to Camping World Holdings, Inc.	$41,126	$79,703	$170,167	$251,213

Earnings per share of Class A common stock:
Basic	$0.98	$1.75	$4.01	$5.57
Diluted	$0.97	$1.72	$3.99	$5.49
Weighted average shares of Class A common stock outstanding:
Basic	41,985	45,628	42,419	45,072
Diluted	42,505	47,022	42,947	46,433

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Stockholders' Equity

(In Thousands)

							Additional				Non-
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Paid-In	Treasury Stock		Retained	Controlling
	Shares	Amounts	Shares	Amounts	Shares	Amounts	Capital	Shares	Amounts	Earnings	Interest	Total
Balance at December 31, 2021	47,521	$475	41,466	$4	—	$—	$98,113	(3,390)	$(130,006)	$189,471	$75,837	$233,894
Equity-based compensation	—	—	—	—	—	—	4,572	—	—	—	5,735	10,307
Exercise of stock options	—	—	—	—	—	—	(166)	11	397	—	—	231
Non-controlling interest adjustment for capital contribution of proceeds from the exercise of stock options	—	—	—	—	—	—	(111)	—	—	—	111	—
Vesting of restricted stock units	—	—	—	—	—	—	(4,067)	130	4,749	—	(682)	—
Repurchases of Class A common stock for withholding taxes on vested RSUs	—	—	—	—	—	—	243	(41)	(1,481)	—	—	(1,238)
Repurchases of Class A common stock to treasury stock	—	—	—	—	—	—	28,398	(2,593)	(79,757)	—	(37,774)	(89,133)
Redemption of LLC common units for Class A common stock	50	1	—	—	—	—	416	—	—	—	(45)	372
Distributions to holders of LLC common units	—	—	—	—	—	—	—	—	—	—	(24,836)	(24,836)
Dividends(1)	—	—	—	—	—	—	—	—	—	(26,427)	—	(26,427)
Establishment of liabilities under the Tax Receivable Agreement and related changes to deferred tax assets associated with that liability	—	—	—	—	—	—	(299)	—	—	—	—	(299)
Non-controlling interest adjustment	—	—	—	—	—	—	(1,028)	—	—	—	1,028	—
Net income	—	—	—	—	—	—	—	—	—	44,730	62,569	107,299
Balance at March 31, 2022	47,571	$476	41,466	$4	—	$—	$126,071	(5,883)	$(206,098)	$207,774	$81,943	$210,170
Equity-based compensation	—	—	—	—	—	—	4,467	—	—	—	4,500	8,967
Exercise of stock options	—	—	—	—	—	—	(25)	2	66	—	—	41
Non-controlling interest adjustment for capital contribution of proceeds from the exercise of stock options	—	—	—	—	—	—	(18)	—	—	—	18	—
Vesting of restricted stock units	—	—	—	—	—	—	(3,562)	108	3,798	—	(236)	—
Repurchases of Class A common stock for withholding taxes on vested RSUs	—	—	—	—	—	—	48	(9)	(327)	—	—	(279)
Distributions to holders of LLC common units	—	—	—	—	—	—	—	—	—	—	(90,842)	(90,842)
Dividends(1)	—	—	—	—	—	—	—	—	—	(26,111)	—	(26,111)
Non-controlling interest adjustment	—	—	—	—	—	—	527	—	—	—	(527)	—
Net income	—	—	—	—	—	—	—	—	—	84,311	113,674	197,985
Balance at June 30, 2022	47,571	$476	41,466	$4	—	$—	$127,508	(5,782)	$(202,561)	$265,974	$108,530	$299,931
Equity-based compensation	—	—	—	—	—	—	3,394	—	—	—	3,398	6,792
Exercise of stock options	—	—	—	—	—	—	(26)	2	71	—	—	45
Non-controlling interest adjustment for capital contribution of proceeds from the exercise of stock options	—	—	—	—	—	—	(20)	—	—	—	20	—
Vesting of restricted stock units	—	—	—	—	—	—	(14,713)	503	17,618	—	(2,905)	—
Repurchases of Class A common stock for withholding taxes on vested RSUs	—	—	—	—	—	—	829	(165)	(5,786)	—	—	(4,957)
Distributions to holders of LLC common units	—	—	—	—	—	—	—	—	—	—	(40,933)	(40,933)
Dividends(1)	—	—	—	—	—	—	—	—	—	(26,328)	—	(26,328)
Non-controlling interest adjustment	—	—	—	—	—	—	179	—	—	—	(179)	—
Net income	—	—	—	—	—	—	—	—	—	41,126	61,822	102,948
Balance at September 30, 2022	47,571	$476	41,466	$4	—	$—	$117,151	(5,442)	$(190,658)	$280,772	$129,753	$337,498

(1)The Company declared dividends per share of Class A common stock of $0.625 for each of the three months ended March 31, 2022, June 30, 2022 and September 30, 2022, respectively.

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Stockholders' Equity

(In Thousands)

							Additional				Non-
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Paid-In	Treasury Stock		Retained	Controlling
	Shares	Amounts	Shares	Amounts	Shares	Amounts	Capital	Shares	Amounts	Earnings (Deficit)	Interest	Total
Balance at December 31, 2020	42,799	$428	45,999	$5	—	—	$63,342	(572)	(15,187)	$(21,814)	$(36,005)	$(9,231)
Equity-based compensation	—	—	—	—	—	—	2,988	—	—	—	3,121	6,109
Exercise of stock options	—	—	—	—	—	—	(417)	91	2,407	—	—	1,990
Non-controlling interest adjustment for capital contribution of proceeds from the exercise of stock options	—	—	—	—	—	—	(1,012)	—	—	—	1,012	—
Vesting of restricted stock units	—	—	—	—	—	—	(1,220)	49	1,318	—	(98)	—
Repurchases of Class A common stock for withholding taxes on vested RSUs	—	—	—	—	—	—	(25)	(7)	(189)	—	—	(214)
Redemption of LLC common units for Class A common stock	3,029	30	(2,848)	(1)	—	—	22,926	—	—	—	2,336	25,291
Distributions to holders of LLC common units	—	—	—	—	—	—	—	—	—	—	(16,926)	(16,926)
Dividends(2)	—	—	—	—	—	—	—	—	—	(10,353)	—	(10,353)
Establishment of liabilities under the Tax Receivable Agreement and related changes to deferred tax assets associated with that liability	—	—	—	—	—	—	(19,441)	—	—	—	—	(19,441)
Non-controlling interest adjustment	—	—	—	—	—	—	2,068	—	—	—	(2,068)	—
Net income	—	—	—	—	—	—	—	—	—	62,322	85,103	147,425
Balance at March 31, 2021	45,828	$458	43,151	$4	—	$—	$69,209	(439)	$(11,651)	$30,155	$36,475	$124,650
Equity-based compensation	—	—	—	—	—	—	3,123	—	—	—	2,924	6,047
Exercise of stock options	—	—	—	—	—	—	(135)	25	674	—	—	539
Non-controlling interest adjustment for capital contribution of proceeds from the exercise of stock options	—	—	—	—	—	—	(257)	—	—	—	257	—
Vesting of restricted stock units	—	—	—	—	—	—	(1,645)	64	1,707	—	(62)	—
Repurchases of Class A common stock for withholding taxes on vested RSUs	—	—	—	—	—	—	(31)	(2)	(43)	—	—	(74)
Repurchases of Class A common stock to treasury stock	—	—	—	—	—	—	22,127	(1,150)	(45,470)	—	(22,127)	(45,470)
Redemption of LLC common units for Class A common stock	1,152	12	(1,144)	—	—	—	11,785	—	—	—	(376)	11,421
Distributions to holders of LLC common units	—	—	—	—	—	—	—	—	—	—	(106,921)	(106,921)
Dividends(2)	—	—	—	—	—	—	—	—	—	(11,560)	—	(11,560)
Establishment of liabilities under the Tax Receivable Agreement and related changes to deferred tax assets associated with that liability	—	—	—	—	—	—	(9,233)	—	—	—	—	(9,233)
Non-controlling interest adjustment	—	—	—	—	—	—	(1,434)	—	—	—	1,434	—
Net income	—	—	—	—	—	—	—	—	—	109,188	136,888	246,076
Balance at June 30, 2021	46,980	$470	42,007	$4	—	$—	$93,509	(1,502)	$(54,783)	$127,783	$48,492	$215,475
Equity-based compensation	—	—	—	—	—	—	3,574	—	—	—	3,339	6,913
Exercise of stock options	—	—	—	—	—	—	(860)	58	2,107	—	—	1,247
Non-controlling interest adjustment for capital contribution of proceeds from the exercise of stock options	—	—	—	—	—	—	(592)	—	—	—	592	—
Vesting of restricted stock units	—	—	—	—	—	—	(16,376)	544	19,892	—	(3,516)	—
Repurchases of Class A common stock for withholding taxes on vested RSUs	—	—	—	—	—	—	(411)	(177)	(6,467)	—	—	(6,878)
Repurchases of Class A common stock to treasury stock	—	—	—	—	—	—	19,623	(1,060)	(41,354)	—	(19,623)	(41,354)
Distributions to holders of LLC common units	—	—	—	—	—	—	—	—	—	—	(55,878)	(55,878)
Dividends(2)	—	—	—	—	—	—	—	—	—	(22,933)	—	(22,933)
Non-controlling interest adjustment	—	—	—	—	—	—	(1,143)	—	—	—	1,143	—
Net income	—	—	—	—	—	—	—	—	—	79,703	109,605	189,308
Balance at September 30, 2021	46,980	$470	42,007	$4	—	$—	$97,324	(2,137)	$(80,605)	$184,553	$84,154	$285,900

(2)	The Company declared dividends per share of Class A common stock of $0.23, $0.25 and $0.50 for the three months ended March 31, 2021, June 30, 2021 and September 30, respectively.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(In Thousands)

	Nine Months Ended September 30,
	2022	2021
Operating activities
Net income	$408,232	$582,809

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	61,369	49,297
Equity-based compensation	27,434	19,069
Loss on lease termination	1,122	2,085
Loss on debt restructure	—	1,390
Long-lived asset impairment	3,505	1,398
Loss on sale or disposal of assets	390	7
Provision for losses on accounts receivable	168	767
Non-cash lease expense	44,757	45,175
Accretion of original debt issuance discount	1,650	930
Non-cash interest	1,470	2,053
Deferred income taxes	10,245	(9,463)
Tax Receivable Agreement liability adjustment	—	3,520
Change in assets and liabilities, net of acquisitions:
Receivables and contracts in transit	(45,766)	(87,667)
Inventories	(77,388)	(198,310)
Prepaid expenses and other assets	16,876	14,821
Accounts payable and other accrued expenses	112,167	164,617
Payment pursuant to Tax Receivable Agreement	(11,322)	(8,089)
Deferred revenue	10,719	23,672
Operating lease liabilities	(47,388)	(47,895)
Other, net	5,679	11,690
Net cash provided by operating activities	523,919	571,876

Investing activities
Purchases of property and equipment	(118,445)	(88,560)
Proceeds from sale of property and equipment	1,105	2,253
Purchase of real property	(41,696)	(61,056)
Proceeds from the sale of real property	6,809	1,360
Purchases of businesses, net of cash acquired	(83,227)	(99,749)
Purchase of other investments	(3,000)	(7,983)
Purchases of intangible assets	(851)	(2,580)
Net cash used in investing activities	$(239,305)	$(256,315)

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(In Thousands)

	Nine Months Ended September 30,
	2022	2021
Financing activities
Proceeds from long-term debt	$—	$124,893
Payments on long-term debt	(11,869)	(174,148)
Net (payments) proceeds on notes payable – floor plan, net	(99,802)	19,199
Proceeds from landlord funded construction on finance leases	6,028	—
Payments on finance leases	(4,541)	(2,169)
Proceeds from sale-leaseback arrangement	27,951	—
Payments on sale-leaseback arrangement	(87)	—
Payment of debt issuance costs	—	(1,827)
Dividends on Class A common stock	(78,866)	(44,846)
Proceeds from exercise of stock options	317	3,775
RSU shares withheld for tax	(6,474)	(7,166)
Repurchases of Class A common stock to treasury stock	(79,757)	(86,824)
Distributions to holders of LLC common units	(156,611)	(179,725)
Net cash used in financing activities	(403,711)	(348,838)

Decrease in cash and cash equivalents	(119,097)	(33,277)
Cash and cash equivalents at beginning of the period	267,332	166,072
Cash and cash equivalents at end of the period	$148,235	$132,795

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2022

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

The condensed consolidated financial statements as of and for the three and nine months ended September 30, 2022 are unaudited. The condensed consolidated balance sheet as of December 31, 2021 has been derived from the audited financial statements at that date but does not include all of the disclosures required by GAAP. These interim condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 24, 2022. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.

CWH was formed on March 8, 2016 as a Delaware corporation for the purpose of facilitating an IPO and other related transactions in order to carry on the business of CWGS, LLC. CWGS, LLC was formed in March 2011 when it received, through contribution from its then parent company, all of the membership interests of Affinity Group Holding, LLC and FreedomRoads Holding Company, LLC (“FreedomRoads”). The IPO and related reorganization transactions that occurred on October 6, 2016 resulted in CWH becoming the sole managing member of CWGS, LLC, with CWH having sole voting power in and control of the management of CWGS, LLC (see Note 14 — Stockholders’ Equity). CWH’s position as sole managing member of CWGS, LLC includes periods where CWH held a minority economic interest in CWGS, LLC. As of September 30, 2022 and December 31, 2021, CWH owned 50.1% and 51.2%, respectively, of CWGS, LLC. Accordingly, the Company consolidates the financial results of CWGS, LLC and reports a non-controlling interest in its condensed consolidated financial statements.

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

Historically, most of the Company’s consumer shows and events take place during the first quarter. As a consequence of COVID-19, the Company held one in-person consumer show in 2021, compared to 37 in-person consumer shows held prior to the pandemic in 2019, and plans to hold fewer than five in-person consumer shows in 2022. Moving forward, the Company has shifted its consumer show strategy to focus on shows that support its own Camping World dealerships as opposed to hosting other competing dealerships. The Company expects to annually host fewer than five ticketed in-person consumer shows under the Good Sam brand in future years.

Cybersecurity Incident

The Company relies on the integrity, security and successful functioning of its information technology systems and network infrastructure (collectively, “IT Systems”) across its operations. In February 2022, the Company announced that it had experienced a cybersecurity incident that resulted in the encryption of certain IT Systems and theft of certain data and information (the “Cybersecurity Incident”). The Cybersecurity Incident resulted in the Company’s temporary inability to access certain of its IT Systems, caused by the disabling of some of its IT Systems by the threat actor and the Company temporarily taking certain other IT Systems offline as a precautionary measure. The Company engaged leading outside forensics and cybersecurity experts, launched containment and remediation efforts and a forensic investigation. The forensic investigation is now complete and the Company has restored and is taking measures to enhance its IT Systems. The Company has identified that personal information of approximately 30,000 individuals was acquired without authorization, including, depending on the individual, dates of birth, Social Security numbers, and driver’s license numbers. The Company is in the process of complying with notification obligations in accordance with relevant law and is continuing to coordinate with law enforcement.

The Company has incurred costs related to investigation, containment, and remediation and expects to continue to incur incremental costs for the investigation and remediation of the Cybersecurity Incident, including legal and other professional fees, and investments to enhance the security of its IT Systems. Other actual and potential consequences include, but are not limited to, negative publicity, reputational damage, lost trust with customers, regulatory enforcement action, and litigation that could result in financial judgments or the payment of settlement amounts and disputes with insurance carriers concerning coverage. The Company does not expect that the Cybersecurity Incident will cause future disruptions to its business or that the Cybersecurity Incident will have a material impact on its business, results of operations or financial condition.

Description of the Business

Camping World Holdings, Inc., together with its subsidiaries, is America’s largest retailer of RVs and related products and services. As noted above, CWGS, LLC is a holding company and operates through its subsidiaries. The Company has the following two reportable segments: (i) Good Sam Services and Plans and (ii) RV and Outdoor Retail. See Note 18 – Segments Information to the condensed consolidated financial statements for further information about the Company’s segments. Within the Good Sam Services and Plans segment, the Company primarily derives revenue from the sale of the following offerings: emergency roadside assistance plans; commissions on property and casualty insurance programs; travel assist programs; extended vehicle service contracts; vehicle financing and refinancing assistance; consumer shows and events; and consumer publications and directories. Within the RV and Outdoor Retail segment, the Company primarily derives revenue from the sale of new and used RVs; commissions on the finance and insurance contracts related to the sale of RVs; the sale of RV service and collision work; the sale of RV parts, accessories, and supplies; the sale of outdoor products, equipment, gear and supplies; business to business distribution of RV furniture; and the sale of Good Sam Club memberships and co-branded credit cards. The Company operates a national network of RV dealerships and service centers as well as a comprehensive e-commerce platform primarily under the Camping World brand, and markets its products and services primarily to RV and outdoor enthusiasts.

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

Seasonality

The Company has experienced, and expects to continue to experience, variability in revenue, net income, and cash flows as a result of annual seasonality in its business. Because RVs are used primarily by vacationers and campers, demand for services, protection plans, products, and resources generally declines during the winter season, while sales and profits are generally highest during the spring and summer months. In addition, unusually severe weather conditions in some geographic areas may impact demand.

The Company generates a disproportionately higher amount of its annual revenue in its second and third fiscal quarters, which include the spring and summer months. The Company incurs additional expenses in the second and third fiscal quarters due to higher purchase volumes, increased staffing in its retail locations and program costs. If, for any reason, the Company miscalculates the demand for its products or its product mix during the second and third fiscal quarters, its sales in these quarters could decline, resulting in higher labor costs as a percentage of gross profit, lower margins and excess inventory, which could cause the Company’s annual results of operations to suffer and its stock price to decline.

Additionally, selling, general, and administrative (“SG&A”) expenses as a percentage of gross profit tend to be higher in the first and fourth quarters due to the timing of acquisitions and the seasonality of the Company’s business. The Company prefers to acquire new retail locations in the first and fourth quarters of each year in order to provide time for the location to be remodeled and to ramp up operations ahead of the spring and summer months. The timing of the Company’s acquisitions in the first and fourth quarters, coupled with generally lower revenue in these quarters has historically resulted in SG&A expenses as a percentage of gross profit being higher in these quarters.

Due to the Company’s seasonality, the possible adverse impact from other risks associated with its business, including atypical weather, consumer spending levels and general business conditions, is potentially greater if any such risks occur during the Company’s peak sales seasons.

Reclassifications of Prior Period Amounts

Certain prior-period amounts have been reclassified to conform to the current period presentation. Specifically, for the three and nine months ended September 30, 2021, the equity-based compensation and non-controlling interest adjustment line items in the accompanying condensed consolidated statements of stockholders' equity have been reclassified to present the equity-based compensation allocated to the non-controlling interest in the non-controlling interest column with an offsetting reclassification to the non-controlling interest adjustment line item.

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

In September 2022, the FASB issued ASU 2022-04, Liabilities―Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations (“ASU 2022-04”). This standard requires a buyer in a supplier finance program to disclose qualitative and quantitative information about the program to allow users to understand the program’s nature, activity during the period, changes from period to period and potential magnitude. Most of the disclosures are required only in annual reporting periods, except for the amount of obligation outstanding to be disclosed at each interim reporting period. The standard should be applied retrospectively to each period in which a balance sheet is presented, except for the amendment on rollforward information, which should be applied prospectively. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022, except for the disclosure of rollforward information, which is effective for fiscal years beginning after December 15, 2023, with early adoption permitted. As this standard relates to additional disclosure requirements, the Company does not expect that the adoption of the provisions of this ASU will have a material impact on its consolidated financial statements.

2. Revenue

Contract Assets

As of September 30, 2022 and December 31, 2021, a contract asset of $19.5 million and $16.2 million, respectively, relating to RV service revenues was included in accounts receivable in the accompanying condensed consolidated balance sheets.

Deferred Revenues

As of September 30, 2022, the Company has unsatisfied performance obligations primarily relating to plans for its roadside assistance, Good Sam Club memberships, Coast to Coast memberships, the annual campground guide, and magazine publication revenue streams. The total unsatisfied performance obligations for these revenue streams at September 30, 2022 and the periods during which the Company expects to recognize the amounts as revenue are presented as follows (in thousands):

As of
September 30, 2022
2022	$39,780
2023	72,047
2024	30,055
2025	15,858
2026	8,964
Thereafter	8,507
Total	$175,211

3. Inventories and Floor Plan Payables

Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Good Sam services and plans	$351	$—
New RVs	1,180,364	1,108,836
Used RVs	425,824	406,398
Products, parts, accessories and other	293,588	277,631
	$1,900,127	$1,792,865

Substantially all of the Company’s new RV inventory and certain of its used RV inventory, included in the RV and Outdoor Retail segment, is financed by a floor plan credit agreement with a syndication of banks. As of September 30, 2022, no used RV inventory was financed by the floor plan credit agreement. The borrowings under the floor plan credit agreement are collateralized by substantially all of the assets of FreedomRoads, LLC (“FR”), a wholly-owned subsidiary of FreedomRoads, which operates the RV dealerships. The floor plan borrowings are tied to specific vehicles and principal is due upon the sale of the related vehicle or upon reaching certain aging criteria.

As of September 30, 2022 and December 31, 2021, FR maintained floor plan financing through the Eighth Amended and Restated Credit Agreement (“Floor Plan Facility”). The Floor Plan Facility at September 30, 2022 allowed FR to borrow (a) up to $1.70 billion under a floor plan facility, (b) up to $30.0 million under a letter of credit facility and (c) up to a maximum amount outstanding of $70.0 million under the revolving line of credit. The Floor Plan Facility also includes an accordion feature allowing FR, at its option, to request to increase the aggregate amount of the floor plan notes payable in $50 million increments up to a maximum amount of $200 million. The lenders under the Floor Plan Facility are not under any obligation to provide commitments in respect of any such increase. The maturity date of the Floor Plan Facility is September 30, 2026.

As of September 30, 2022 and December 31, 2021, the applicable interest rate for the floor plan notes payable under the Floor Plan Facility was 4.30% and 1.96%, respectively. Under the Floor Plan Facility, at the Company’s option, the floor plan notes payable, and borrowings for letters of credit, in each case, bear interest at a rate per annum equal to (a) the floating Bloomberg Short-Term Bank Yield Index rate (“BSBY”) plus the applicable rate of 1.90% to 2.50% determined based on FR’s consolidated current ratio, or, (b) the base rate (as described below) plus the applicable rate of 0.40% to 1.00% determined based on FR’s consolidated current ratio.

As of September 30, 2022 and December 31, 2021 the applicable interest rate for revolving line of credit borrowings under the Floor Plan Facility was 4.65% and 2.31%, respectively. Under the Floor Plan Facility, revolving line of credit borrowings bear interest at a rate per annum equal to, at the Company’s option, either: (a) a floating BSBY rate, plus 2.25%, in the case of floating BSBY rate loans, or (b) a base rate determined by reference to the greatest of: (i) the federal funds rate plus 0.50%, (ii) the prime rate published by Bank of America, N.A. and (iii) the floating BSBY rate plus 1.75%, plus 0.75%, in the case of base rate loans. Additionally, under the Floor Plan Facility, the revolving line of credit borrowings are limited by a borrowing base calculation, which did not limit the borrowing capacity at September 30, 2022 and December 31, 2021.

The Floor Plan Facility includes a flooring line aggregate interest reduction (“FLAIR”) offset account that allows the Company to transfer cash as an offset to the payables under the Floor Plan Facility. These transfers reduce the amount of liability outstanding under the floor plan borrowings that would otherwise accrue interest, while retaining the ability to withdraw amounts from the FLAIR offset account subject to the financial covenants under the Floor Plan Facility. As a result of using the FLAIR offset account, the Company experiences a reduction in floor plan interest expense in its consolidated statements of operations. As of September 30, 2022 and December 31, 2021, FR had $218.6 million and $92.1 million, respectively, in the FLAIR offset account. The maximum FLAIR percentage of outstanding floor plan borrowings is 35% under the Floor Plan Facility. The FLAIR offset account does not reduce the outstanding amount of loans under the Floor Plan Facility for purposes of determining the unencumbered borrowing capacity under the Floor Plan Facility.

Management has determined that the credit agreements governing the Floor Plan Facility include subjective acceleration clauses, which could impact debt classification. Management believes that no events have occurred at September 30, 2022 that would trigger a subjective acceleration clause. Additionally, the credit agreements governing the Floor Plan Facility contain certain financial covenants. FR was in compliance with all debt covenants at September 30, 2022 and December 31, 2021.

The following table details the outstanding amounts and available borrowings under the Floor Plan Facility as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30,	December 31,
	2022	2021
Floor Plan Facility
Notes payable - floor plan:
Total commitment	$1,700,000	$1,700,000
Less: borrowings, net	(899,568)	(1,011,345)
Less: flooring line aggregate interest reduction account	(218,575)	(92,108)
Additional borrowing capacity	581,857	596,547
Less: short-term payable for sold inventory(1)	(40,011)	(28,036)
Less: purchase commitments	(37,671)	(34,612)
Unencumbered borrowing capacity	$504,175	$533,899

Revolving line of credit:	$70,000	$70,000
Less: borrowings	(20,885)	(20,885)
Additional borrowing capacity	$49,115	$49,115

Letters of credit:
Total commitment	$30,000	$30,000
Less: outstanding letters of credit	(11,371)	(11,500)
Additional letters of credit capacity	$18,629	$18,500

(1)	The short-term payable represents the amount due for sold inventory. A payment for any floor plan units sold is due within three to ten business days of sale. Due to the short term nature of these payables, the Company reclassifies the amounts from notes payable‒floor plan, net to accounts payable in the Condensed Consolidated Balance Sheets.

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

The Company currently estimates the total restructuring costs associated with the 2019 Strategic Shift to be in the range of $116.2 million to $132.6 million. The breakdown of the estimated restructuring costs are as follows:

●	one-time employee termination benefits relating to retail store or distribution center closures/divestitures of $1.2 million, all of which were incurred through December 31, 2020;
●	lease termination costs of $20.0 million to $34.0 million, of which $15.4 million has been incurred through September 30, 2022;
●	incremental inventory reserve charges of $57.4 million, all of which were incurred through December 31, 2021; and
●	other associated costs of $37.6 million to $40.0 million, of which $37.4 million has been incurred through September 30, 2022.

Through September 30, 2022, the Company has incurred $37.4 million of such other associated costs primarily representing labor, lease, and other operating expenses incurred during the post-close wind-down period for the locations related to the 2019 Strategic Shift. The additional amount of $0.2 million to $2.6 million represents similar costs that may be incurred through the year ending December 31, 2022 for locations that continue in a wind-down period, primarily comprised of lease costs accounted for under ASC 842, Leases, prior to lease termination. The Company intends to negotiate terminations of these leases where prudent and pursue sublease arrangements for the remaining leases. Lease costs may continue to be incurred after December 31, 2022 on these leases if the Company is unable to terminate the leases under acceptable terms or offset the lease costs through sublease arrangements. The foregoing lease termination cost estimate represents the expected cash payments to terminate certain leases but does not include the gain or loss from derecognition of the related operating lease assets and liabilities, which is dependent on the particular leases that will be terminated.

The following table details the costs incurred during the three and nine months ended September 30, 2022 and 2021 associated with the 2019 Strategic Shift (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Restructuring costs:
Lease termination costs(1)	$—	$—	$1,122	$1,431
Incremental inventory reserve charges(2)	—	15,017	—	15,017
Other associated costs(3)	1,671	2,345	5,548	8,422
Total restructuring costs	$1,671	$17,362	$6,670	$24,870

(1)	These costs were included in lease termination charges in the condensed consolidated statements of operations. This reflects termination fees paid, net of any gain from derecognition of the related operating lease assets and liabilities.
(2)	These costs were included in costs applicable to revenue – products, service and other in the condensed consolidated statements of operations.
(3)	Other associated costs primarily represent labor, lease, and other operating expenses incurred during the post-close wind-down period for the locations related to the 2019 Strategic Shift and were included in selling, general, and administrative expenses in the condensed consolidated statements of operations.

The following table details changes in the restructuring accrual associated with the 2019 Strategic Shift (in thousands):

	One-time	Lease	Other
	Termination	Termination	Associated
	Benefits	Costs (1)	Costs	Total
Balance at June 30, 2019	$—	$—	$—	$—
Charged to expense	1,008	1,350	4,321	6,679
Paid or otherwise settled	(286)	(1,350)	(4,036)	(5,672)
Balance at December 31, 2019	722	—	285	1,007
Charged to expense	231	10,532	16,835	27,598
Paid or otherwise settled	(953)	(10,532)	(16,346)	(27,831)
Balance at December 31, 2020	—	—	774	774
Charged to expense	—	1,650	10,684	12,334
Paid or otherwise settled	—	(1,650)	(10,532)	(12,182)
Balance as of December 31, 2021	—	—	926	926
Charged to expense	—	2,023	5,548	7,571
Paid or otherwise settled	—	(2,023)	(5,639)	(7,662)
Balance at September 30, 2022	$—	$—	$835	$835
(1)	Lease termination costs exclude the $1.3 million, $6.1 million, $0.2 million and $0.9 million of gains from the derecognition of the operating lease assets and liabilities relating to the terminated leases as part of the 2019 Strategic Shift for the six months ended December 31, 2019, for the years ended December 31, 2020 and 2021, and for the nine months ended September 30, 2022, respectively.

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

Long-Lived Asset Impairment

During the three and nine months ended September 30, 2022, the Company had indicators of impairment of the long-lived assets for certain locations based on the Company’s review of location performance in the normal course of business. During the three and nine months ended September 30, 2021, the Company had indicators of impairment of the long-lived assets for certain of its closed locations relating to the 2019 Strategic Shift. As a result of updating certain assumptions in the long-lived asset impairment analysis for these locations, the Company determined that the fair value of certain long-lived assets were below their carrying value and were impaired. The long-lived asset impairment charge was calculated as the amount that the carrying value of these locations exceeded the estimated fair value, except that individual assets cannot be impaired below their individual fair values when that fair value can be determined without undue cost and effort.

The following table details long-lived asset impairment charges by type of long-lived asset (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Long-lived asset impairment charges:
Leasehold improvements	$—	$—	$2,557	$—
Furniture and equipment	—	—	61	—
Operating lease right-of-use assets	887	316	887	1,398
Total long-lived asset impairment charges	887	316	3,505	1,398
Less: portion unrelated to 2019 Strategic Shift	—	—	(2,618)	—
2019 Strategic Shift long-lived asset impairment charges	$887	$316	$887	$1,398

5. Goodwill and Intangible Assets

Goodwill

The following is a summary of changes in the Company’s goodwill by segment for the nine months ended September 30, 2022 (in thousands):

	Good Sam
	Services and	RV and
	Plans	Outdoor Retail	Consolidated
Balance as of December 31, 2021 (excluding impairment charges)	$70,713	$654,758	$725,471
Accumulated impairment charges	(46,884)	(194,953)	(241,837)
Balance as of December 31, 2021	23,829	459,805	483,634
Acquisitions	405	49,178	49,583
Balance as of September 30, 2022	$24,234	$508,983	$533,217

For the nine months ended September 30, 2022 and 2021, the Company determined that there were no triggering events for an interim goodwill impairment test of its reporting units.

Intangible Assets

Finite-lived intangible assets and related accumulated amortization consisted of the following at September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022
	Cost or	Accumulated
	Fair Value	Amortization	Net
Good Sam Services and Plans:
Membership, customer lists and other	$9,640	(8,901)	$739
Trademarks and trade names	2,132	(59)	2,073
Websites	3,050	(573)	2,477
RV and Outdoor Retail:
Customer lists and domain names	5,626	(2,735)	2,891
Supplier lists	1,696	(678)	1,018
Trademarks and trade names	29,564	(19,335)	10,229
Websites	7,486	(5,094)	2,392
	$59,194	$(37,375)	$21,819

	December 31, 2021
	Cost or	Accumulated
	Fair Value	Amortization	Net
Good Sam Services and Plans:
Membership, customer lists and other	$9,140	$(8,748)	$392
Websites	2,500	(253)	2,247
RV and Outdoor Retail:
Customer lists and domain names	5,626	(2,298)	3,328
Supplier lists	1,696	(424)	1,272
Trademarks and trade names	29,564	(9,465)	20,099
Websites	7,185	(3,553)	3,632
	$55,711	$(24,741)	$30,970

During the first quarter of 2022, the Company recorded $8.8 million of incremental accelerated amortization from the adjustment of the useful lives of certain trademark and trade name intangible assets relating to brands not traditionally associated with RVs that the Company is phasing out.

6. Long-Term Debt

Outstanding long-term debt consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Term Loan Facility (1)	$1,359,230	$1,367,277
Real Estate Facilities (2)	21,666	22,896
Other Long-Term Debt	3,311	3,400
Subtotal	1,384,207	1,393,573
Less: current portion	(15,827)	(15,822)
Total	$1,368,380	$1,377,751

(1)	Net of $15.2 million and $16.8 million of original issue discount at September 30, 2022 and December 31, 2021, respectively, and $6.1 million and $6.9 million of finance costs at September 30, 2022 and December 31, 2021, respectively.
(2)	Net of $0.2 million of finance costs at each of September 30, 2022 and December 31, 2021.

Senior Secured Credit Facilities

As of September 30, 2022 and December 31, 2021, CWGS Group, LLC (the “Borrower”), a wholly-owned subsidiary of CWGS, LLC, was party to a credit agreement (the “Credit Agreement”) for a senior secured credit facility (the “Senior Secured Credit Facilities”). The Senior Secured Credit Facilities consist of a $1.4 billion term loan facility (the “Term Loan Facility”) and a $65.0 million revolving credit facility (the “Revolving Credit Facility”).

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

Under the Senior Secured Credit Facilities, the Company has the ability to request to increase the amount of term loans or revolving loans in an aggregate amount not to exceed the greater of (a) a “fixed” amount set at $725.0 million and (b) 100% of consolidated EBITDA for the most recent four consecutive fiscal quarters on a pro forma basis (as defined in the Credit Agreement). The lenders under the Senior Secured Credit Facilities are not under any obligation to provide commitments in respect of any such increase.

As of September 30, 2022 and December 31, 2021, the average interest rate on the Term Loan Facility was 5.34% and 3.25%, respectively. The following table details the outstanding amounts and available borrowings under the Senior Secured Credit Facilities as of (in thousands):

	September 30,	December 31,
	2022	2021
Senior Secured Credit Facilities:
Term Loan Facility:
Principal amount of borrowings	$1,400,000	$1,400,000
Less: cumulative principal payments	(19,515)	(9,004)
Less: unamortized original issue discount	(15,177)	(16,826)
Less: unamortized finance costs	(6,078)	(6,893)
	1,359,230	1,367,277
Less: current portion	(14,015)	(14,015)
Long-term debt, net of current portion	$1,345,215	$1,353,262
Revolving Credit Facility:
Total commitment	$65,000	$65,000
Less: outstanding letters of credit	(4,930)	(4,930)
Additional borrowing capacity	$60,070	$60,070

The Senior Secured Credit Facilities are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by each of the Company’s existing and future domestic restricted subsidiaries with the exception of FreedomRoads Intermediate Holdco, LLC, the direct parent of FR, and FR, and its subsidiaries. The Credit Agreement contains certain restrictive covenants pertaining to, but not limited to, mergers, changes in the nature of the business, acquisitions, additional indebtedness, sales of assets, investments, and the payment of dividends subject to certain limitations and minimum operating covenants. Additionally, management has determined that the Senior Secured Credit Facilities include subjective acceleration clauses, which could impact debt classification. Management believes that no events have occurred at September 30, 2022 that would trigger a subjective acceleration clause.

The Credit Agreement requires the Borrower and its subsidiaries to comply on a quarterly basis with a maximum Total Net Leverage Ratio (as defined in the Credit Agreement), which covenant is in effect only if, as of the end of each calendar quarter, the aggregate amount of borrowings under the revolving credit facility (including swingline loans), letters of credit and unreimbursed letter of credit disbursements outstanding at such time is greater than 35% of the total commitment on the Revolving Credit Facility (excluding (i) up to $15.0 million attributable to any outstanding undrawn letters of credit and (ii) any cash collateralized or backstopped letters of credit), as defined in the Credit Agreement. As of September 30, 2022, the Company was not subject to this covenant as borrowings under the Revolving Credit Facility did not exceed the 35% threshold. The Company was in compliance with all applicable debt covenants at September 30, 2022 and December 31, 2021.

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

As of September 30, 2022, the First Real Estate Facility, Second Real Estate Facility, and the Third Real Estate Facility had outstanding principal balances of $4.0 million and $8.1 million, and $9.7 million, respectively, net of unamortized finance costs, and a weighted average interest rate of 4.84%. As of September 30, 2022, the Company had no available capacity under the Real Estate Facilities, since repaid amounts cannot be reborrowed under the Real Estate Facilities.

Management has determined that the credit agreements governing the Real Estate Facilities include subjective acceleration clauses, which could impact debt classification. Management believes that no events have occurred at September 30, 2022 that would trigger a subjective acceleration clause. Additionally, the Real Estate Facilities are subject to certain cross default provisions, a debt service coverage ratio, and other customary covenants. The Company was in compliance with all debt covenants at September 30, 2022 and December 31, 2021.

On October 27, 2022, subsidiaries of FRHP Lincolnshire, LLC (“FRHP”), an indirect wholly-owned subsidiary of CWGS, LLC, entered into a credit agreement with a syndication of banks for a real estate credit facility (the “2022 Real Estate Facility”) with aggregate maximum principal capacity of $250.0 million with an option that allows FRHP to request an additional $100.0 million of principal capacity. The lenders under the 2022 Real Estate Facility are not under any obligation to provide commitments in respect of any such increase. The 2022 Real Estate Facility bears interest at FRHP’s option of either (as defined in the credit agreement for the 2022 Real Estate Facility): (a) the Secured Overnight Financing Rate (“SOFR”) plus the applicable rate of 2.30% or (b) the highest of (i) the Federal Funds Rate plus 1.80%, (ii) the Prime Rate plus 1.30%, or (iii) SOFR plus 2.30%. The 2022 Real Estate Facility has an unused commitment fee of 0.20% of the aggregate unused principal amount and it matures in October 2027. Additionally, the 2022 Real Estate Facility is subject to a debt service coverage ratio covenant (as defined in the credit agreement for the 2022 Real Estate Facility) and management has determined that the 2022 Real Estate Facility includes subjective acceleration clauses, which could impact debt classification. All obligations under the 2022 Real Estate Facility and the guarantees of those obligations, are secured, subject to certain exceptions, by the mortgaged real property assets. No amounts were borrowed as of the closing of the 2022 Real Estate Facility and the Company expects to borrow between $100.0 million and $150.0 under the 2022 Real Estate Facility during the fourth quarter of 2022.

Other Long-Term Debt

In December 2021, FRHP Lincolnshire, LLC, an indirect wholly-owned subsidiary of CWGS, LLC, assumed a mortgage as part of a real estate acquisition. This mortgage is secured by the acquired property and is guaranteed by CWGS Group, LLC, a wholly-owned subsidiary of CWGS, LLC. As of September 30, 2022, the outstanding principal balance of the mortgage was $3.3 million with an interest rate of 3.50%. The mortgage matures in December 2026.

7. Lease Obligations

The following presents certain information related to the costs for leases where the Company is the lessee (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease cost	$27,824	$29,116	$84,401	$87,249
Finance lease cost:
Amortization of finance lease assets	3,165	1,776	8,830	3,717
Interest on finance lease liabilities	1,441	575	3,580	1,638
Short-term lease cost	392	478	1,410	1,437
Variable lease cost	5,878	5,749	17,674	17,582
Sublease income	(432)	(467)	(1,131)	(1,401)
Net lease costs	$38,268	$37,227	$114,764	$110,222

As of September 30, 2022 and December 31, 2021, finance lease assets of $91.2 million and $75.7 million, respectively, were included in property and equipment, net in the accompanying condensed consolidated balance sheets.

The following presents supplemental cash flow information related to leases (in thousands):

	Nine Months Ended September 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$85,175	$87,812
Operating cash flows for finance leases	3,508	1,588
Financing cash flows for finance leases	4,541	2,188
Lease assets obtained in exchange for lease liabilities:
New, remeasured and terminated operating leases	14,433	55,330
New, remeasured and terminated finance leases	24,440	15,362

Sale-Leaseback Arrangement Recorded as Financing Transaction

On February 8, 2022, FRHP Lincolnshire, LLC sold three properties for a total sale price of $28.0 million. Concurrent with the sale of these properties, the Company entered into three separate twenty-year lease agreements, whereby the Company will lease back the properties from the acquiring company. Under each lease agreement, FR has four consecutive options to extend the lease term for additional periods of five years for each option. This transaction is accounted for as a financing transaction. The Company recorded a liability for the amount received, will continue to depreciate the non-land portion of the assets, and has imputed an interest rate so that the net carrying amount of the financial liability and remaining non-land assets will be zero at the end of the initial lease terms. The financial liability is included in other long-term liabilities in the condensed consolidated balance sheet as of September 30, 2022.

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

	Fair Value	September 30, 2022		December 31, 2021
($ in thousands)	Measurement	Carrying Value	Fair Value	Carrying Value	Fair Value
Term Loan Facility	Level 2	$1,359,230	$1,394,290	$1,367,277	$1,382,372
Floor Plan Facility Revolving Line of Credit	Level 2	20,885	18,191	20,885	20,885
Real Estate Facilities	Level 2	21,666	20,153	22,896	22,981
Other Long-Term Debt	Level 2	3,311	2,926	3,400	3,400

9. Commitments and Contingencies

Litigation

Hunnewell Complaint

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

On April 17, 2019, a shareholder derivative suit styled Lincolnshire Police Pension Fund v. Camping World Holdings, Inc., et al., was filed in the Court of Chancery of the State of Delaware, alleging breaches of fiduciary duty for alleged failure to implement effective disclosure controls and internal controls over financial reporting and to properly oversee certain acquisitions and for alleged insider trading and unjust enrichment for compensation received during that time (the “LPPF Complaint”). The LPPF Complaint names the Company as nominal defendant, and names certain of the Company’s officers and directors, among others, as defendants and seeks compensatory damages, extraordinary equitable and/or injunctive relief, restitution and disgorgement, attorneys’ fees and costs, and any other and further relief the court deems just and proper. On May 30, 2019, the Court granted the parties’ joint motion to consolidate the Hunnewell and LPPF Complaints (as well as any future filed actions relating to the subject matter). On January 31, 2022, the Court granted in full Defendants’ motion to dismiss the Plaintiffs’ Amended Complaint with prejudice. On February 14, 2022, Plaintiff filed a notice of appeal, appealing the Court’s order dismissing the Amended Complaint. Plaintiffs’ appeal was fully briefed and oral arguments were held on September 21, 2022. On October 13, 2022, the Supreme Court of the State of Delaware affirmed the Court’s order dismissing the Amended Complaint, resolving this matter.

Janssen and Sandler Complaints

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

Weissmann Complaint

On June 22, 2021, CWH filed a one-count complaint captioned FreedomRoads Holding Company, LLC v. Steve Weissmann in the Circuit Court of Cook County, Illinois against Steve Weissmann (“Weissmann”) for breach of contractual obligation under note guarantee (the “Note”) (the “Weissmann Complaint”). On October 8, 2021, Weissmann brought a counterclaim against FreedomRoads and Third-Party Defendants Marcus Lemonis, NBCUniversal Media, LLC, the Consumer National Broadcasting Company, Camping World, Inc., and Machete Productions (“Machete”) (the “Weissmann Counterclaim”), in which he alleges claims in connection with the Note and his appearance on the reality television show The Profit. Weissmann alleges the following causes of action against FreedomRoads and all third-party defendants, including Camping World, Inc.: (i) fraud; (ii) fraud in the inducement; (iii) fraudulent concealment; (iv) breach of fiduciary duty; (v) defamation; (vi) defamation per se; (vii) false light; (viii) intentional infliction of emotional distress; (ix) negligence; (v) unjust enrichment; and (vi) RICO § 1962. Weissmann seeks costs and damages in an amount to be proven at trial but no less than the amount in the Note (approximately $2.5 million); in connection with his RICO claim, Weissmann asserts he is entitled to damages in the amount of three times the Note. On February 18, 2022, NBCUniversal, CNBC, and Machete filed a motion to compel arbitration (the “NBC Arbitration

Motion”). On May 5, 2022, an agreed order was filed staying the litigation in favor of arbitration. On May 31, 2022, CWH filed an arbitration demand against Weissmann for collection on the Note. Weissmann filed his response and counterclaims, and third-party claims against FreedomRoads Holding Company, LLC, Camping World, Inc., Marcus Lemonis, NBCUniversal, and Machete on July 7, 2022. On or about July 21, 2022, CWH and the other respondents filed their responses and affirmative defenses.

Tumbleweed Complaint

On November 10, 2021, Tumbleweed Tiny House Company, Inc. filed a complaint against FreedomRoads, Marcus Lemonis, NBCUniversal Media, LLC, and Machete Productions in which Tumbleweed alleges claims in connection with the Note and its appearance on the reality television show The Profit (the “Tumbleweed Complaint”). Tumbleweed alleges the following claims against the defendants, including FreedomRoads and CWH: (i) fraud; (ii) false promise; (iii) breach of fiduciary duty (and aiding and abetting the same); (iv) breach of contract; (v) breach of oral contract; (vi) tortious interference with prospective economic advantage; (vii) fraud in the inducement; (viii) negligent misrepresentation; (ix) fraudulent concealment; (x) conspiracy; (xi) unlawful business practices; (xii) defamation; and (xiii) declaratory judgment. On April 21, 2022, the Court granted a motion to compel arbitration filed by NBCUniversal and joined by all defendants, including FreedomRoads, CWH, and Marcus Lemonis, compelling Tumbleweed’s claims to arbitration. Tumbleweed served its arbitration demand on FreedomRoads, Camping World, Inc., and Marcus Lemonis on May 17, 2022. CWH and Marcus Lemonis filed responses and affirmative defenses on May 31, 2022. On July 20, 2022, pursuant to the JAMS streamlined arbitration rules, the Tumbleweed Complaint was consolidated together with the Weissmann Complaint. The parties have exchanged initial discovery, but the Arbitrator has not yet set a schedule in the case.

Precise Complaint

On May 3, 2022, Lynn E. Feldman, Esquire, in her capacity as the Chapter 7 Trustee for the Estate of Precise Graphix, LLC filed a complaint against NBCUniversal Media, LLC, Machete Corporation, and Camping World, Inc. in which Trustee Feldman alleges claims on behalf of Precise Graphix in connection with its appearance on The Profit and subsequent commercial relationship with CWH (the “Precise Complaint”). Trustee Feldman alleges the following claims against defendants, including CWH: (i) Fraud; (ii) False Promise; (iii) Breach of Fiduciary Duty; (iv) Breach of Contract; (v) Breach of Oral Contract; (vi) Fraud in the Inducement; (vii) Fraud in the Inducement; (viii) Negligent Misrepresentation; (ix) Fraudulent Concealment; (x) Conspiracy; (xi) Unlawful Business Practices in Violation of California Business and Professions Code §17200; (xii) Aiding and Abetting Breach of Fiduciary Duty; and (xiii) Declaratory Judgment.  Precise did not serve the Precise Complaint on CWH.  On July 3, 2022, Precise Graphix filed its arbitration demand against CWH, NBCUniversal, and Machete alleging substantially similar claims as the Precise Complaint. On or about July 19, 2022, CWH and the other respondents filed their responses and affirmative defenses. The parties have exchanged initial discovery, but the Arbitrator has not yet set a schedule in the case.

General

While the outcome of litigation cannot be predicted with certainty, and some of these lawsuits, claims or proceedings may be determined adversely to the Company, management does not believe that the disposition of any such pending matters is likely to have a material adverse effect on the Company’s financial statements. The Company does not have sufficient information to estimate a possible loss or range of possible loss for the matters discussed above. No assurance can be made that these or similar suits will not result in a material financial exposure in excess of insurance coverage, which could have a material adverse effect upon the Company’s financial condition and results of operations.

From time to time, the Company is involved in other litigation arising in the normal course of business operations.

Financial Assurances

In the normal course of business, the Company obtains standby letters of credit and surety bonds from financial institutions and other third parties. These instruments guarantee the Company’s own future performance and provide third parties with financial and performance assurance in the event that the Company does not perform. These instruments support a wide variety of the Company’s business activities. As of September 30, 2022 and December 31, 2021, outstanding standby letters of credit issued through our Floor Plan Facility were $11.4 million and $11.5 million, respectively, and outstanding standby letters of credit issued through the Senior Secured Credit Facilities were $4.9 million and $4.9 million, respectively (see Note 4 — Inventories and Floor Plan Payables and Note 9 — Long-Term Debt). As of September 30, 2022 and December 31, 2021, outstanding surety bonds were $20.7 million and $19.1 million, respectively. The underlying liabilities insured by these instruments are reflected on the Company’s accompanying consolidated balance sheets, where applicable. Therefore, no additional liability is reflected for the letters of credit and surety bonds themselves.

10. Statement of Cash Flows

Supplemental disclosures of cash flow information for the following periods (in thousands) were as follows:

	Nine Months Ended September 30,
	2022	2021
Cash paid during the period for:
Interest	$69,007	$44,287
Income taxes	40,925	88,339
Non-cash investing activities:
Leasehold improvements paid by lessor	—	91
Vehicles transferred to property and equipment from inventory	945	829
Capital expenditures in accounts payable and accrued liabilities	12,834	10,347
Non-cash financing activities:
Par value of Class A common stock issued for redemption of common units in CWGS, LLC	1	42
Cost of treasury stock issued for vested restricted stock units	26,165	22,917

11. Acquisitions

During the nine months ended September 30, 2022 and 2021, subsidiaries of the Company acquired the assets of multiple RV dealerships, as well as an outdoor publication during the nine months ended September 30, 2022, that constituted businesses under accounting rules. The Company used cash to complete the acquisitions. The Company considers acquisitions of independent dealerships to be a fast and capital efficient alternative to opening new retail locations to expand its business and grow its customer base. Additionally, the Company considers the acquisition of the outdoor publication as a furtherance of its strategy to target a younger demographic of RV enthusiasts. The acquired businesses were recorded at their estimated fair values under the acquisition method of accounting. The balance of the purchase prices in excess of the fair values of net assets acquired were recorded as goodwill.

During the nine months ended September 30, 2022, the RV and Outdoor Retail segment acquired the assets of various RV dealerships comprised of five locations for an aggregate purchase price of approximately $79.8 million. Additionally, during the nine months ended September 30, 2022, the Company purchased real estate property for $41.7 million, of which $19.7 million related to the sellers of the acquired businesses. Also, during the nine months ended September 30, 2022, the Good Sam Services and Plans segment acquired the assets of the outdoor publication for $3.4 million.

During the nine months ended September 30, 2021, the RV and Outdoor Retail segment acquired the assets of various RV dealerships comprised of twelve locations for an aggregate purchase price of approximately $99.7 million. Additionally, during the nine months ended September 30, 2021, the Company purchased real estate property for $61.1 million, of which $31.4 million related to the sellers of the acquired businesses.

The estimated fair values of the assets acquired and liabilities assumed for the acquisitions discussed above consist of the following, net of measurement period adjustments relating to acquisitions from the respective previous year:

	Nine Months Ended September 30,
($ in thousands)	2022	2021
Tangible assets (liabilities) acquired (assumed):
Accounts receivable, net	$(68)	$615
Inventories, net	30,828	27,386
Prepaid expenses and other assets	48	126
Property and equipment, net	206	1,348
Operating lease assets	739	1,222
Customer deposits	(77)	(1,437)
Accrued liabilities	75	1,281
Current portion of operating lease liabilities	(235)	(195)
Operating lease liabilities, net of current portion	(504)	(1,027)
Total tangible net assets acquired	31,012	29,319
Total intangible assets acquired	2,632	—
Goodwill	49,583	70,430
Cash paid for acquisitions, net of cash acquired	83,227	99,749
Inventory purchases financed via floor plan	(19,971)	(19,537)
Cash payment net of floor plan financing	$63,256	$80,212

The fair values above for the nine months ended September 30, 2022 are preliminary as they are subject to measurement period adjustments for up to one year from the date of acquisition as new information is obtained about facts and circumstances that existed as of the acquisition date relating to the valuation of the acquired assets, primarily the acquired inventories. For the nine months ended September 30, 2022, the fair values above include measurement period adjustments for valuation of acquired inventories, accounts receivable, accrued liabilities, and other current liabilities relating to dealership acquisitions during the year ended December 31, 2021. For the nine months ended September 30, 2021, the fair values above include measurement period adjustments for valuation of acquired inventories, property and equipment, and accrued liabilities relating to dealership acquisitions during the year ended December 31, 2020.The primary items that generated the goodwill are the value of the expected synergies between the acquired businesses and the Company and the acquired assembled workforce, neither of which qualify for recognition as a separately identified intangible asset. For the nine months ended September 30, 2022 and 2021, acquired goodwill of $49.6 million and $70.4 million, respectively, is expected to be deductible for tax purposes. Included in the condensed consolidated financial statements for the nine months ended September 30, 2022 were $39.4 million of revenue, and $1.4 million of pre-tax income, respectively from the acquisitions as of their applicable acquisition dates. Included in the condensed consolidated financial statements for the nine months ended September 30, 2021 were $100.6 million of revenue, and $10.8 million of pre-tax income, respectively of the acquired dealerships from the applicable acquisition dates. Pro forma information on these acquisitions has not been included, because the Company has deemed them to not be individually or cumulatively material.

In October 2022, the RV and Outdoor Retail segment acquired the assets of a consortium of five RV dealerships and one RV service center. The reasons for this acquisition and the primary items generating the goodwill are consistent with the previous RV dealership acquisitions discussed above.

12. Income Taxes

CWH is organized as a Subchapter C corporation and, as of September 30, 2022, is a 50.1% owner of CWGS, LLC (see Note 14 — Stockholders’ Equity and Note 15 — Non-Controlling Interests). CWGS, LLC is

organized as a limited liability company and treated as a partnership for U.S. federal and most applicable state and local income tax purposes and as such, is generally not subject to any U.S. federal entity-level income taxes. However, certain CWGS, LLC subsidiaries, including Americas Road and Travel Club, Inc., Camping World, Inc. (“CW”), and FreedomRoads RV, Inc. and their wholly-owned subsidiaries, are subject to entity-level taxes as they are Subchapter C corporations.

As further described in Note 1 — Summary of Significant Accounting Policies — COVID-19, in response to the COVID-19 pandemic, many governments enacted measures to provide aid and economic stimulus. These measures included deferring the due dates of income tax and payroll tax payments or other changes to their income and non-income-based tax laws. The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020 in the U.S., includes measures to assist companies, including temporary changes to income and non-income-based tax laws. For the nine months ended September 30, 2022, there were no material tax impacts to the Company’s condensed consolidated financial statements as it relates to COVID-19 measures other than the deferral of non-income-based payroll taxes under the CARES Act of $14.6 million as of September 30, 2022 and December 31, 2021, which were included in accrued liabilities in the condensed consolidated balance sheets and must be paid by December 31, 2022. The Company will continue to monitor additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service and others. Furthermore, on March 11, 2021 the American Rescue Plan Act, a $1.9 trillion tax-and-spending package aimed at addressing the continuing economic and health impacts of the coronavirus pandemic, was enacted. The American Rescue Plan Act provisions do not have a material impact on the Company’s income tax expense and effective tax rate.

On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (“IRA”) into law. The IRA contains several revisions to the Internal Revenue Code, including a 15% corporate minimum income tax and a 1% excise tax on corporate stock repurchases in tax years beginning after December 31, 2022 with certain exclusions for (a) repurchased shares for withholding taxes on vested restricted stock units (“RSUs”) and (b) treasury shares reissued in the same tax year for settlement of stock option exercises or vesting of RSUs. While these tax law changes have no immediate effect and are not expected to have a material adverse effect on our results of operations going forward, we will continue to evaluate its impact as further information becomes available.

For the nine months ended September 30, 2022, the Company's effective income tax rate was 15.7%, which differed from the federal statutory rate of 21.0% primarily due to a portion of the Company’s earnings being attributable to non-controlling interests in limited liability companies, which are not subject to corporate level taxes, and a $2.8 million increase in the accrual for uncertain tax positions, net of income tax benefits of $0.8 million related to current state combined unitary losses. For the nine months ended September 30, 2021, the Company’s effective income tax rate was 12.5% primarily due to a portion of the Company’s earnings being attributable to non-controlling interests in limited liability companies, which are not subject to corporate level taxes, income tax benefits of $14.5 million recorded in the nine months ended September 30, 2021 related to the release of the valuation allowance on deferred tax assets at CW that can now be included in state combined unitary income tax returns and $4.1 million for the revaluation of deferred tax assets as a result of increased state tax rates. Additionally, for the nine months ended September 30, 2022, the Company reduced its deferred tax asset by $9.4 million relating to CWH’s investment in CWGS, LLC for the change in ownership of CWGS, LLC from the treasury stock repurchase of 2.6 million shares of Class A common stock during the three months ended March 31, 2022 (see Note 14 — Stockholders’ Equity). These treasury stock repurchases result in a commensurate reduction in common units in CWGS, LLC held by CWH.

The Company evaluates its deferred tax assets on a quarterly basis to determine if they can be realized and establishes valuation allowances when it is more likely than not that all or a portion of the deferred tax assets may not be realized. At September 30, 2022 and December 31, 2021, the Company determined that all of its deferred tax assets (except those of CW and the Outside Basis Deferred Tax Asset discussed below) are more likely than not to be realized. The Company maintains a valuation allowance against the deferred tax assets of CW, excluding certain state deferred tax assets included in the state combined unitary income tax returns, since it was determined that it is more likely than not, based on available objective evidence, that CW would have insufficient taxable income in the current or carryforward periods under the tax laws to realize the future tax benefits for this portion of its deferred tax assets. The Company maintains a valuation allowance against the Outside Basis Deferred Tax Asset pertaining to the portion that is not amortizable for tax purposes, since the Company would likely only realize the non-amortizable portion of the Outside Basis Deferred Tax Asset if the investment in CWGS, LLC was divested.

The Company is party to the Tax Receivable Agreement that provides for the payment by the Company to the Continuing Equity Owners and Crestview Partners II GP, L.P. of 85% of the amount of tax benefits, if any, the Company actually realizes, or in some circumstances is deemed to realize, as a result of (i) increases in the tax basis from the purchase of common units from Crestview Partners II GP, L.P. in exchange for Class A common stock in connection with the consummation of the IPO and the related transactions and any future redemptions that are funded by the Company and any future redemptions of common units by Continuing Equity Owners as described above and (ii) certain other tax benefits attributable to payments made under the Tax Receivable Agreement. During the nine months ended September 30, 2022 and 2021, 50,000 and 4,181,552 common units in CWGS, LLC, respectively, were redeemed for Class A common stock subject to the provisions of the Tax Receivable Agreement (see Note 14 — Stockholders’ Equity). The Company recognized a liability for the Tax Receivable Agreement payments due to those parties that redeemed common units, representing 85% of the aggregate tax benefits the Company expects to realize from the tax basis increases related to the redemption, after concluding it was probable that the Tax Receivable Agreement payments would be paid based on estimates of future taxable income. As of September 30, 2022 and December 31, 2021, the amount of Tax Receivable Agreement payments due under the Tax Receivable Agreement was $171.5 million and $182.4 million, respectively, of which $11.7 million and $11.3 million at September 30, 2022 and December 31, 2021, respectively, was included in the current portion of the Tax Receivable Agreement liability in the condensed consolidated balance sheets.

The Tax Receivable Agreement liability and Deferred Tax Assets increased $0.4 million and $0.5 million, respectively, as a result of a Continuing Equity Owner’s redemption of 50,000 common units in CWGS, LLC for 50,000 shares of the Company’s Class A common stock during the nine months ended September 30, 2022 and were recorded to additional paid-in capital (see the condensed consolidated statements of stockholders’ equity). Payments pursuant to the Tax Receivable Agreement relating to this redemption will begin during the year ending December 31, 2023.

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

13. Related Party Transactions

Transactions with Directors, Equity Holders and Executive Officers

FreedomRoads leases various retail locations from managers and officers. During the three months ended September 30, 2022 and 2021, the related party lease expense for these locations were $0.6 million and $0.5 million, respectively. During the nine months ended September 30, 2022 and 2021, the related party lease expense for these locations were $1.9 million and $1.6 million, respectively.

In January 2012, FreedomRoads entered into a lease for the offices in Lincolnshire, Illinois, which was amended in March 2013, November 2019, October 2020, and October 2021 (the “Lincolnshire Lease”). For the three months ended September 30, 2022 and 2021, rental payments for the Lincolnshire Lease, including common area maintenance charges, were each $0.2 million. For the nine months ended September 30, 2022 and 2021, rental payments for the Lincolnshire Lease, including common area maintenance charges, were $0.7 million and $0.6 million, respectively. The Company’s Chairman and Chief Executive Officer has personally guaranteed the Lincolnshire Lease.

As of September 30, 2022 and December 31, 2021, the Company had an expense reimbursement payable to Mr. Lemonis of $0 and $0.1 million, respectively, relating primarily to advertising expenses for the Company that were processed through Mr. Lemonis’ social media accounts.

In October 2022, the Company purchased a property to be used as office space in Lincolnshire, Illinois, for $4.5 million from the Company’s Chairman and Chief Executive Officer.

Other Transactions

The Company does business with certain companies in which Mr. Lemonis has a direct or indirect material interest. The Company purchased fixtures for interior store sets at the Company’s retail locations from Precise Graphix. Mr. Lemonis exited his economic interest in Precise Graphix. The Company received refunds from Precise Graphix totaling $0.2 million in the nine months ended September 30, 2021.

The Company paid Kaplan, Strangis and Kaplan, P.A., of which Andris A. Baltins is a member, and a member of the Company’s board of directors, $0.2 million for both the nine months ended September 30, 2022 and 2021, for legal services.

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

In accordance with the amended and restated limited liability company agreement of CWGS, LLC (the “LLC Agreement”), the Continuing Equity Owners with common units in CWGS, LLC may elect to redeem the common units for newly-issued shares of the Company’s Class A common stock or cash at the Company’s election, subject to certain restrictions. If the redeeming or exchanging party also holds Class B common stock, then simultaneously with the payment of cash or newly-issued shares of Class A common stock, as applicable, in connection with a redemption of common units, a number of shares of the Company’s Class B common stock will be cancelled for no consideration on a one-for-one basis with the number of common units so redeemed. As required by the LLC Agreement, the Company must, at all times, maintain a one-to-one ratio between the number of outstanding shares of Class A common stock and the number of common units of CWGS, LLC owned by CWH (subject to certain exceptions for treasury shares and shares underlying certain convertible or exchangeable securities).

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

During the three months ended September 30, 2022, the Company did not repurchase Class A common stock under the stock repurchase program. During the nine months ended September 30, 2022, the Company repurchased 2,592,524 shares of Class A common stock under this program for approximately $79.8 million, including commissions paid, at a weighted average price per share of $30.76, which is recorded as treasury stock on the condensed consolidated balance sheets. Class A common stock held as treasury stock is not considered outstanding. During the nine months ended September 30, 2022, the Company reissued 540,646 shares of Class A common stock from treasury stock to settle the exercises of stock options and vesting of restricted stock units. As of September 30, 2022, the remaining approved amount for repurchases of Class A common stock under the share repurchase program was approximately $120.2 million.

As described in Note 12 — Income Taxes, the IRA imposes a 1% excise tax on corporate stock repurchases in tax years beginning after December 31, 2022 with certain exclusions for (a) repurchased shares for withholding taxes on vested RSUs and (b) treasury shares reissued in the same tax year for settlement of stock option exercises or vesting of RSUs.

15. Non-Controlling Interests

As described in Note 14 — Stockholders’ Equity, CWH is the sole managing member of CWGS, LLC and, as a result, consolidates the financial results of CWGS, LLC. The Company reports a non-controlling interest representing the common units of CWGS, LLC held by Continuing Equity Owners. Changes in CWH’s ownership interest in CWGS, LLC while CWH retains its controlling interest in CWGS, LLC will be accounted for as equity transactions. As such, future redemptions of common units of CWGS, LLC by the Continuing Equity Owners will result in a change in ownership and reduce or increase the amount recorded as non-controlling interest and increase or decrease additional paid-in capital when CWGS, LLC has positive or negative net assets, respectively. At the end of each period, the Company will record a non-controlling interest adjustment to additional paid-in capital such that the non-controlling interest on the condensed consolidated balance sheet is equal to the non-controlling interest’s ownership share of the underlying CWGS, LLC net assets (see the condensed consolidated statement of stockholders’ equity).

The following table summarizes the CWGS, LLC common unit ownership by CWH and the Continuing Equity Owners:

	As of September 30, 2022		As of December 31, 2021
	Common Units	Ownership %	Common Units	Ownership %
CWH	42,129,078	50.1%	44,130,956	51.2%
Continuing Equity Owners	42,044,536	49.9%	42,094,536	48.8%
Total	84,173,614	100.0%	86,225,492	100.0%

The following table summarizes the effects of changes in ownership in CWGS, LLC on the Company’s equity:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Net income attributable to Camping World Holdings, Inc.	$41,126	$79,703	$170,167	$251,213
Transfers to non-controlling interests:
Decrease in additional paid-in capital as a result of the purchase of common units from CWGS, LLC with proceeds from the exercise of stock options	(20)	(592)	(149)	(1,861)
Decrease in additional paid-in capital as a result of the vesting of restricted stock units	(14,713)	(16,376)	(22,342)	(19,241)
Increase (decrease) in additional paid-in capital as a result of repurchases of Class A common stock for withholding taxes on vested RSUs	829	(411)	1,120	(467)
Increase in additional paid-in capital as a result of repurchases of Class A common stock for treasury stock	—	19,623	28,398	41,750
Increase in additional paid-in capital as a result of the redemption of common units of CWGS, LLC	—	—	416	34,711
Change from net income attributable to Camping World Holdings, Inc. and transfers to non-controlling interests	$27,222	$81,947	$177,610	$306,105

16. Equity-Based Compensation Plans

The following table summarizes the equity-based compensation that has been included in the following line items within the consolidated statements of operations during:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Equity-based compensation expense:
Costs applicable to revenue	$196	$252	$559	$575
Selling, general, and administrative	6,596	6,661	26,875	18,494
Total equity-based compensation expense	$6,792	$6,913	$27,434	$19,069

The following table summarizes stock option activity for the nine months ended September 30, 2022:

Stock Options
(in thousands)
Outstanding at December 31, 2021	272
Exercised	(14)
Forfeited	(7)
Outstanding and exercisable at September 30, 2022	251

The following table summarizes restricted stock unit activity for the nine months ended September 30, 2022:

Restricted
Stock Units
(in thousands)
Outstanding at December 31, 2021	4,177
Granted	195
Vested	(741)
Forfeited	(475)
Outstanding at September 30, 2022	3,156

During the nine months ended September 30, 2022, the Company granted 162,333 RSUs to employees with an aggregate grant date fair value of $3.6 million and weighted-average grant date fair value of $22.43 per RSU, which will be recognized, net of forfeitures, over a vesting period of five years. In accordance with the Company’s non-employee director compensation policy, six members of the Company’s board of directors each received grants of 5,478 RSUs on the date of the Company’s annual shareholders’ meeting in May 2022 with a grant date fair value of $27.38 per RSU, which will be recognized, net of forfeitures, over a vesting period of one year.

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

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands except per share amounts)	2022	2021	2022	2021
Numerator:
Net income	$102,948	$189,308	$408,232	$582,809
Less: net income attributable to non-controlling interests	(61,822)	(109,605)	(238,065)	(331,596)
Net income attributable to Camping World Holdings, Inc. — basic	$41,126	$79,703	170,167	251,213
Add: reallocation of net income attributable to non-controlling interests from the assumed dilutive effect of stock options and RSUs	281	1,226	1,019	3,793
Net income attributable to Camping World Holdings, Inc. — diluted	$41,407	$80,929	$171,186	$255,006
Denominator:
Weighted-average shares of Class A common stock outstanding — basic	41,985	45,628	42,419	45,072
Dilutive options to purchase Class A common stock	53	138	62	157
Dilutive restricted stock units	467	1,256	466	1,204
Weighted-average shares of Class A common stock outstanding — diluted	42,505	47,022	42,947	46,433

Earnings per share of Class A common stock — basic	$0.98	$1.75	$4.01	$5.57
Earnings per share of Class A common stock — diluted	$0.97	$1.72	$3.99	$5.49

Weighted-average anti-dilutive securities excluded from the computation of diluted earnings per share of Class A common stock:
Restricted stock units	1,396	10	2,094	9
Common units of CWGS, LLC that are convertible into Class A common stock	42,045	42,635	42,045	43,731

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

Reportable segment revenue; segment income; floor plan interest expense; depreciation and amortization; other interest expense, net; and total assets are as follows:

	Three Months Ended September 30, 2022				Three Months Ended September 30, 2021
	Good Sam	RV and			Good Sam	RV and
	Services	Outdoor	Intersegment		Services	Outdoor	Intersegment
($ in thousands)	and Plans	Retail	Eliminations	Total	and Plans	Retail	Eliminations	Total
Revenue:
Good Sam services and plans	$50,413	$—	$(61)	$50,352	$46,632	$—	$(51)	$46,581
New vehicles	—	835,596	(1,484)	834,112	—	865,886	(1,583)	864,303
Used vehicles	—	527,078	(1,090)	525,988	—	520,565	(1,015)	519,550
Products, service and other	—	269,177	(237)	268,940	—	306,241	(359)	305,882
Finance and insurance, net	—	169,825	(4,689)	165,136	—	171,861	(4,082)	167,779
Good Sam Club	—	11,154	—	11,154	—	12,479	—	12,479
Total consolidated revenue	$50,413	$1,812,830	$(7,561)	$1,855,682	$46,632	$1,877,032	$(7,090)	$1,916,574

	Nine Months Ended September 30, 2022				Nine Months Ended September 30, 2021
	Good Sam	RV and			Good Sam	RV and
	Services	Outdoor	Intersegment		Services	Outdoor	Intersegment
($ in thousands)	and Plans	Retail	Eliminations	Total	and Plans	Retail	Eliminations	Total
Revenue:
Good Sam services and plans	$144,914	$—	$(410)	$144,504	$134,499	$—	$(145)	$134,354
New vehicles	—	2,751,391	(5,068)	2,746,323	—	2,750,643	(5,586)	2,745,057
Used vehicles	—	1,488,078	(3,100)	1,484,978	—	1,276,811	(2,867)	1,273,944
Products, service and other	—	762,724	(810)	761,914	—	863,958	(1,252)	862,706
Finance and insurance, net	—	528,798	(14,877)	513,921	—	495,786	(12,068)	483,718
Good Sam Club	—	35,070	—	35,070	—	36,383	—	36,383
Total consolidated revenue	$144,914	$5,566,061	$(24,265)	$5,686,710	$134,499	$5,423,581	$(21,918)	$5,536,162

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Segment income:(1)
Good Sam Services and Plans	$23,946	$18,030	$67,242	$62,415
RV and Outdoor Retail	143,098	247,762	538,082	709,411
Total segment income	167,044	265,792	605,324	771,826
Corporate & other	(2,789)	(2,667)	(9,681)	(7,157)
Depreciation and amortization	(18,207)	(23,552)	(61,369)	(49,297)
Other interest expense, net	(20,526)	(11,250)	(49,762)	(35,262)
Tax Receivable Agreement liability adjustment	—	—	—	(3,520)
Loss and expense on debt restructure	—	(24)	—	(10,445)
Other expense, net	(177)	(122)	(472)	(77)
Income before income taxes	$125,345	$228,177	$484,040	$666,068

(1)	Segment income is defined as income from operations before depreciation and amortization plus floor plan interest expense.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Depreciation and amortization:
Good Sam Services and Plans	$979	$723	$2,478	$2,292
RV and Outdoor Retail	17,228	22,829	58,891	47,005
Total depreciation and amortization	$18,207	$23,552	$61,369	$49,297

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Other interest expense, net:
Good Sam Services and Plans	$22	$(1)	$24	$(1)
RV and Outdoor Retail	3,865	1,934	9,791	5,643
Subtotal	3,887	1,933	9,815	5,642
Corporate & other	16,639	9,317	39,947	29,620
Total other interest expense, net	$20,526	$11,250	$49,762	$35,262

	September 30,	December 31,
($ in thousands)	2022	2021
Assets:
Good Sam Services and Plans	$93,539	$158,988
RV and Outdoor Retail	4,150,947	3,849,217
Subtotal	4,244,486	4,008,205
Corporate & other	266,900	364,724
Total assets	$4,511,386	$4,372,929

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

For purposes of this Form 10-Q, we define an "Active Customer" as a customer who has transacted with us in any of the eight most recently completed fiscal quarters prior to the date of measurement. Unless otherwise indicated, the date of measurement is September 30, 2022, our most recently completed fiscal quarter.

Overview

Camping World Holdings, Inc. (together with its subsidiaries) is America’s largest retailer of recreational RVs and related products and services. Our vision is to build a long-term legacy business that makes RVing fun and easy, and our Camping World and Good Sam brands have been serving RV consumers since 1966. We strive to build long-term value for our customers, employees, and shareholders by combining a unique and comprehensive assortment of RV products and services with a national network of RV dealerships, service centers and customer support centers along with the industry’s most extensive online presence and a highly-trained and knowledgeable team of associates serving our customers, the RV lifestyle, and the communities in which we operate. We also believe that our Good Sam organization and family of programs and services uniquely enables us to connect with our customers as stewards of the RV lifestyle. On September 30, 2022, we operated a total of 193 retail locations, with 192 of these selling and/or servicing RVs. See Note 1 – Summary of Significant Accounting Policies to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

Good Sam Rentals, which is a peer-to-peer RV rental marketplace that can be accessed at RVRentals.com, was launched during the third quarter of 2021 and the financial results and cash needs to date were immaterial. Our previously announced mobile RV technician marketplace is expected to launch in 2022, with nominal further investment. We executed a limited rollout of our online RV sales process on our RVs.com domain in one state during the quarter ended June 30, 2022. We plan to expand RVs.com to additional markets after implementing enhancements, with limited additional investment, based on data gathered during the test rollout.

A summary of the changes in quantities and types of retail stores and changes in same stores from September 30, 2021 to September 30, 2022, are in the table below:

	RV	RV Service &	Other		Same
	Dealerships	Retail Centers	Retail Stores	Total	Store(2)
Number of store locations as of September 30, 2021	176	10	1	187	158
Opened	9	—	—	9	—
Re-opened	1	—	—	1	—
Converted (1)	(1)	—	1	—	—
Temporarily closed	—	(1)	—	(1)	(1)
Closed (1)	(1)	(1)	(1)	(3)	(1)
Achieved designation of same store (2)	—	—	—	—	12
Number of store locations as of September 30, 2022	184	8	1	193	168

(1)	One RV dealership was converted to a retail clearance center, which was subsequently closed.
(2)	Our same store revenue and units calculations for a given period include only those stores that were open both at the end of the corresponding period and at the beginning of the preceding fiscal year.

COVID-19

As discussed in Note 1 — Summary of Significant Accounting Policies — COVID-19 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q, the COVID-19 pandemic has had a primarily favorable impact on our business beginning in May 2020.

Within a few months of the initial significant outbreaks of COVID-19 in the U.S., we experienced elevated demand for RVs and many of our related products and services. We believe that consumers view RVs as a safer alternative to many other travel and recreational activities, in addition to an opportunity to enjoy the outdoors after many consumers spent much of their time at home during portions of the pandemic. We believe this has led to an introduction of many new customers to the RV lifestyle and a greater appreciation of outdoor activities. For much of the COVID-19 pandemic, demand and interest in new and used vehicles outpaced vehicle supply. Beginning in September 2021, we were able to procure more new vehicles from our suppliers than were sold and new towables inventory levels, in particular, normalized in early 2022. As other modes of transportation and vacation options have mostly recovered from the impact of COVID-19, the increased demand for our products, while still elevated, has not remained at the peak levels experienced in recent years.

Historically, most of our consumer shows and events took place during the first quarter. As a consequence of COVID-19, we held one in-person consumer show in 2021, compared to 37 in-person consumer shows held prior to the pandemic in 2019, and we plan to hold fewer than five in-person consumer shows in 2022. Moving forward, we have shifted our consumer show strategy to focus on shows which support our own Camping World dealerships as opposed to hosting other competing dealerships. We expect to annually host fewer than five ticketed in-person consumer shows under the Good Sam brand in future years. We do not expect consumer shows to be material to our consolidated financial statements. We have also held several of our virtual RV Show events beginning in 2020 and have continued these virtual shows in 2022.

Cybersecurity Incident

We rely on the integrity, security and successful functioning of our information technology systems and network infrastructure (collectively, “IT Systems”) across our operations. In February 2022, we announced that we had experienced a cybersecurity incident that resulted in the encryption of certain IT Systems and theft of certain data and information (the “Cybersecurity Incident”). The Cybersecurity Incident resulted in our temporary inability to access certain of our IT Systems, caused by the disabling of some of our IT Systems by the threat actor and our temporarily taking certain other IT Systems offline as a precautionary measure. We engaged leading outside forensics and cybersecurity experts, launched containment and remediation efforts and a forensic investigation. The forensic investigation is now complete and we have restored and are taking measures to enhance our IT Systems. We have identified that personal information of approximately 30,000 individuals was acquired without authorization, including, depending on the individual, dates of birth, Social Security numbers, and driver’s license numbers. We are in the process of complying with notification obligations in accordance with relevant law and are continuing to coordinate with law enforcement.

We have incurred costs related to investigation, containment, and remediation and expect to continue to incur incremental costs for the investigation and remediation of the Cybersecurity Incident, including legal and other professional fees, and investments to enhance the security of our IT Systems. Other actual and potential consequences include, but are not limited to, negative publicity, reputational damage, lost trust with customers, regulatory enforcement action, and litigation that could result in financial judgments or the payment of settlement amounts and disputes with insurance carriers concerning coverage. We do not expect that the Cybersecurity Incident will cause future disruptions to our business or that the Cybersecurity Incident will have a material impact on our business, results of operations or financial condition.

Industry Trends

According to the RV Industry Association’s survey of manufacturers, wholesale shipments of recreational vehicles for 2021 were 600,240 units, a new record for RV shipments for any year. Shipments for the year ended December 31, 2021 increased 39.5% over the year ended December 31, 2020 and surpassed 2017, the previous record year, by 19.0%. Wholesale shipments for the nine months ended September 2022 were 8.2% less than the comparable period in 2021, primarily driven by reduced travel trailer shipments.

Thor Industries, our largest supplier of RVs, disclosed in their Form 10-K for the year ended July 31, 2022 filed with the Securities and Exchange Commission on September 28, 2022 that their North American RV order backlog as of July 31, 2022 had declined 45% from April 30, 2022 and declined 55% from July 31, 2021. Thor Industries also disclosed that they believe their North American backlog is generally more in line with their historical levels given improved dealer stocking inventory levels and their anticipated future consumer demand.

The per unit cost of new vehicles has been significantly higher than we experienced prior to the COVID-19 pandemic, which was largely driven by the RV manufacturers’ supply constraints described above and the strong demand for new vehicles, as well as the impact of higher inflation and interest rates. These higher costs have been partially mitigated by the higher average selling prices on new vehicles, but we experienced a decrease in new vehicle gross margins during the three and nine months ended September 30, 2022 as a result of these higher costs. We expect average selling prices to decrease as industry-wide supply continues to normalize, which would continue to reduce new vehicle gross margins. We will continue to evaluate supplier pricing, among other criteria, as part of our vehicle procurement process.

Inflation

In 2022, we have experienced the impact of inflation on our operations, particularly with the increased cost of new vehicles. The price risk relating to new vehicles includes the cost from the manufacturer, as well as freight and logistics costs. Each of these costs have been impacted, to differing degrees, by factors such as high demand for product, supply chain disruptions, labor shortages, and increased fuel costs, some of which were caused, in part, by the COVID-19 pandemic. We expect these cost pressures to continue into 2023.

Inflationary factors, such as increases to our product and overhead costs, may adversely affect our operating results if the selling prices of our products and services do not increase proportionately with those increased costs. Additionally, our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are generally subject to inflationary increases. Further, the cost of remodeling acquired retail locations and constructing new retail locations is subject to inflationary increases in the costs of labor and material, which results in higher rent expense on new retail locations. Finally, we finance substantially all of our new vehicle inventory and certain of our used vehicle inventory through revolving floor plan arrangements with interest rates that vary based on various benchmarks. Such rates have historically increased during periods of increasing inflation.

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

More specifically, as discussed in Note 12 — Income Taxes to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q, CWH is organized as a Subchapter C corporation and, as of September 30, 2022, is a 50.1% owner of CWGS, LLC (see Note 14 — Stockholders’ Equity and Note 15 — Non-Controlling Interests to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q). CWGS, LLC is organized as a limited liability company and treated as a partnership for U.S. federal and most applicable state and local income tax purposes and, as such is generally not subject to any U.S. federal entity-level income taxes (“Pass-Through”), with the exception of Americas Road and Travel Club, Inc., Camping World, Inc. (“CW”), and FreedomRoads RV, Inc. and their wholly-owned subsidiaries, which are Subchapter C corporations (“C-Corp”) embedded within the CWGS, LLC structure.

CWH receives an allocation of its share of the net income (loss) of CWGS, LLC based on CWH’s weighted-average ownership of CWGS, LLC for the period. CWH recognizes income tax expense on its pre-tax income including its portion of this income allocation from CWGS, LLC primarily relating to Pass-Through entities. The income tax relating to the net income (loss) of CWGS, LLC allocated to CWH that relates to separately taxed C-Corp entities is recorded within the consolidated results of CWGS, LLC. No income tax expense is recognized by the Company for the portion of net income (loss) of CWGS, LLC allocated to non-controlling interest other than income tax expense recorded by CWGS, LLC. Rather, tax distributions are paid to the non-controlling interest holders which are recorded as distributions to holders of LLC common units in the condensed consolidated statements of cash flows. CWH is subject to U.S. federal, state and local income taxes with respect to its allocable share of any taxable income of CWGS, LLC and is taxed at the prevailing corporate tax rates. For the nine months ended September 30, 2022 and 2021, the Company used effective income tax rate assumptions of 25.4% and 25.5%, respectively, for income adjustments applicable to CWH when calculating the adjusted net income (loss) attributable to Camping World Holdings, Inc. ─ basic and diluted (see “Non-GAAP Financial Measures” in Part I, Item 2 of this Form 10-Q). CWGS, LLC may be liable for various other state and local taxes.

The following table presents the allocation of CWGS, LLC’s C-Corp and Pass-Through net income to CWH, the allocation of CWGS, LLC’s net income to non-controlling interests, income tax expense recognized by CWH, and other items:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
C-Corp portion of CWGS, LLC net loss allocated to CWH	$(1,701)	$(11,625)	$(14,852)	$(7,219)
Pass-Through portion of CWGS, LLC net income allocated to CWH	63,435	128,922	254,243	352,165
CWGS, LLC net income allocated to CWH	61,734	117,297	239,391	344,946
CWGS, LLC net income allocated to noncontrolling interests	61,822	109,605	238,065	331,596
CWGS, LLC net income	123,556	226,902	477,456	676,542
Tax Receivable Agreement liability adjustment	—	—	—	(3,520)
Income tax expense recorded by CWH	(20,811)	(37,608)	(69,582)	(90,296)
Other incremental CWH net income	203	14	358	83
Net income	$102,948	$189,308	$408,232	$582,809

The following table presents further information on income tax (expense) benefit:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Income tax expense recorded by CWH	$(20,811)	$(37,608)	$(69,582)	$(90,296)
Income tax (expense) benefit recorded by CWGS, LLC	(1,586)	(1,261)	(6,226)	7,037
Income tax expense	$(22,397)	$(38,869)	$(75,808)	$(83,259)

Results of Operations

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

The following table sets forth information comparing the components of net income for the three months ended September 30, 2022 and 2021:

	Three Months Ended
	September 30, 2022		September 30, 2021
		Percent of		Percent of	Favorable/ (Unfavorable)
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%
Revenue:
Good Sam Services and Plans	$50,352	2.7%	$46,581	2.4%	$3,771	8.1%
RV and Outdoor Retail:
New vehicles	834,112	44.9%	864,303	45.1%	(30,191)	(3.5%)
Used vehicles	525,988	28.3%	519,550	27.1%	6,438	1.2%
Products, service and other	268,940	14.5%	305,882	16.0%	(36,942)	(12.1%)
Finance and insurance, net	165,136	8.9%	167,779	8.8%	(2,643)	(1.6%)
Good Sam Club	11,154	0.6%	12,479	0.7%	(1,325)	(10.6%)
Subtotal	1,805,330	97.3%	1,869,993	97.6%	(64,663)	(3.5%)
Total revenue	1,855,682	100.0%	1,916,574	100.0%	(60,892)	(3.2%)

Gross profit (exclusive of depreciation and amortization shown separately below):
Good Sam Services and Plans	31,481	1.7%	24,944	1.3%	6,537	26.2%
RV and Outdoor Retail:
New vehicles	158,993	8.6%	251,885	13.1%	(92,892)	(36.9%)
Used vehicles	127,106	6.8%	142,698	7.4%	(15,592)	(10.9%)
Products, service and other	101,642	5.5%	93,438	4.9%	8,204	8.8%
Finance and insurance, net	165,136	8.9%	167,779	8.8%	(2,643)	(1.6%)
Good Sam Club	9,330	0.5%	10,632	0.6%	(1,302)	(12.2%)
Subtotal	562,207	30.3%	666,432	34.8%	(104,225)	(15.6%)
Total gross profit	593,688	32.0%	691,376	36.1%	(97,688)	(14.1%)

Operating expenses:
Selling, general and administrative expenses	419,102	22.6%	424,385	22.1%	5,283	1.2%
Debt restructure expense	—	—	24	0.0%	24	n/m
Depreciation and amortization	18,207	1.0%	23,552	1.2%	5,345	22.7%
Long-lived asset impairment	887	0.0%	316	0.0%	(571)	(180.7%)
Lease termination	—	—	329	0.0%	329	n/m
(Gain) loss on sale or disposal of assets	(40)	(0.0%)	96	0.0%	136	n/m
Total operating expenses	438,156	23.6%	448,702	23.4%	10,546	2.4%
Income from operations	155,532	8.4%	242,674	12.7%	(87,142)	(35.9%)
Other expense:
Floor plan interest expense	(9,484)	(0.5%)	(3,125)	(0.2%)	(6,359)	(203.5%)
Other interest expense, net	(20,526)	(1.1%)	(11,250)	(0.6%)	(9,276)	(82.5%)
Other expense, net	(177)	(0.0%)	(122)	(0.0%)	(55)	(45.1%)
Total other expense	(30,187)	(1.6%)	(14,497)	(0.8%)	(15,690)	(108.2%)
Income before income taxes	125,345	6.8%	228,177	11.9%	(102,832)	(45.1%)
Income tax expense	(22,397)	(1.2%)	(38,869)	(2.0%)	16,472	42.4%
Net income	102,948	5.5%	189,308	9.9%	(86,360)	(45.6%)
Less: net income attributable to non-controlling interests	(61,822)	(3.3%)	(109,605)	(5.7%)	47,783	43.6%
Net income attributable to Camping World Holdings, Inc.	$41,126	2.2%	$79,703	4.2%	$(38,577)	(48.4%)

n/m – not meaningful

Supplemental Data

	Three Months Ended September 30,		Increase		Percent
	2022	2021	(decrease)		Change
Unit sales
New vehicles	17,616	18,748	(1,132)		(6.0%)
Used vehicles	14,460	13,631	829		6.1%
Total	32,076	32,379	(303)		(0.9%)

Average selling price
New vehicles	$47,350	$46,101	$1,249		2.7%
Used vehicles	$36,375	$38,115	$(1,740)		(4.6%)

Same store unit sales(1)
New vehicles	16,045	17,293	(1,248)		(7.2%)
Used vehicles	13,114	12,852	262		2.0%
Total	29,159	30,145	(986)		(3.3%)

Same store revenue(1) ($ in 000's)
New vehicles	$764,144	$801,412	$(37,268)		(4.7%)
Used vehicles	482,329	493,914	(11,585)		(2.3%)
Products, service and other	186,260	211,591	(25,331)		(12.0%)
Finance and insurance, net	151,039	156,870	(5,831)		(3.7%)
Total	$1,583,772	$1,663,787	$(80,015)		(4.8%)

Average gross profit per unit
New vehicles	$9,025	$13,435	$(4,410)		(32.8%)
Used vehicles	$8,790	10,469	$(1,679)		(16.0%)
Finance and insurance, net per vehicle unit	$5,148	5,182	$(34)		(0.7%)
Total vehicle front-end yield(2)	$14,068	17,368	$(3,300)		(19.0%)

Gross margin
Good Sam Services and Plans	62.5%	53.5%	897	bps
New vehicles	19.1%	29.1%	(1,008)	bps
Used vehicles	24.2%	27.5%	(330)	bps
Products, service and other	37.8%	30.5%	725	bps
Finance and insurance, net	100.0%	100.0%	unch.	bps
Good Sam Club	83.6%	85.2%	(155)	bps
Subtotal RV and Outdoor Retail	31.1%	35.6%	(450)	bps
Total gross margin	32.0%	36.1%	(408)	bps

Inventories ($ in 000's)
New vehicles	$1,180,364	$723,593	$456,771		63.1%
Used vehicles	425,824	391,466	34,358		8.8%
Products, parts, accessories and misc.	293,588	246,900	46,688		18.9%
Total RV and Outdoor Retail inventories	$1,899,776	$1,361,959	$537,817		39.5%

Vehicle inventory per location ($ in 000's)
New vehicle inventory per dealer location	$6,415	$4,111	$2,304		56.0%
Used vehicle inventory per dealer location	$2,314	2,224	$90		4.0%

Vehicle inventory turnover(3)
New vehicle inventory turnover	2.0	3.6	(1.5)		(42.9%)
Used vehicle inventory turnover	3.5	4.4	(0.8)		(18.8%)

Retail locations
RV dealerships	184	176	8		4.5%
RV service & retail centers	8	10	(2)		(20.0%)
Subtotal	192	186	6		3.2%
Other retail stores	1	1	—		0.0%
Total	193	187	6		3.2%

Other data
Active Customers(4)	5,366,558	5,458,531	(91,973)		(1.7%)
Good Sam Club members	2,038,826	2,185,100	(146,274)		(6.7%)
Service bays (5)	2,639	2,599	40		1.5%
Finance and insurance gross profit as a % of total vehicle revenue	12.1%	12.1%	2	bps	n/a
Same store locations	168	n/a	n/a		n/a

(1)	Our same store revenue and units calculations for a given period include only those stores that were open both at the end of the corresponding period and at the beginning of the preceding fiscal year.
(2)	Front end yield is calculated as gross profit from new vehicles, used vehicles and finance and insurance (net), divided by combined new and used vehicle unit sales.
(3)	Inventory turnover calculated as vehicle costs applicable to revenue over the last twelve months divided by the average quarterly ending vehicle inventory over the last twelve months.
(4)	An Active Customer is a customer who has transacted with us in any of the eight most recently completed fiscal quarters prior to the date of measurement.
(5)	A service bay is a fully-constructed bay dedicated to service, installation, and collision offerings.

Revenue and Gross Profit

Good Sam Services and Plans

Good Sam Services and Plans revenue increased primarily due to a $2.9 million increase from the roadside assistance programs primarily resulting from increased contracts in force and favorable updates to assumptions for cancellations, a $0.7 million increase from the extended vehicle warranty programs revenue primarily resulting from increased contracts in force, and a $0.6 million increase from the Good Sam Insurance Agency primarily resulting from increased contracts in force, partially offset by a decrease of $0.3 million from our RV financing programs and a $0.1 million decrease from other programs.

Good Sam Services and Plans gross profit increased primarily due to a $6.6 million increase from the roadside assistance programs resulting from increased contracts in force, favorable updates to assumptions for cancellations and reduced marketing costs; a $0.6 million increase from the extended vehicle warranty programs; and a $0.5 million increase from Good Sam Insurance Agency; partially offset by a $0.5 million reduction from other services and plans; a $0.4 million reduction from our RV financing products; and a $0.3 million increase in overhead support expenses. Gross margin increased in the three months ended September 30, 2022 compared to the three months ended September 30, 2021, primarily due to the increases from the roadside assistance programs.

RV and Outdoor Retail

New Vehicles

New vehicles revenue decreased primarily due to a 6.0% decrease in vehicles sold partially offset by a 2.7% increase in the average selling price per vehicle sold. On a same store basis, new vehicles revenue decreased 4.7% to $764.1 million, and vehicles sold decreased 7.2%.

New vehicles gross profit decreased primarily due to a 17.3% increase in the average cost of new vehicles sold and a 6.0% decrease in new vehicles sold. The decrease in new vehicles gross margin was primarily due to compression from higher cost per unit sold, partially offset by the 2.7% increase in the average selling price of new vehicles.

Used Vehicles

Used vehicles revenue increased primarily due to a 6.1% increase in vehicles sold, driven by an increase in demand for used vehicles, as they are a lower-cost alternative to new vehicles, partially offset by a 4.6% decrease in average selling price per vehicle sold. On a same store basis, used vehicles revenue decreased 2.3% to $482.3 million and vehicles sold increased 2.0%.

Used vehicles gross profit and gross margin decreased primarily due to a 4.6% decrease in the average selling price per vehicle sold.

Products, service and other

Products, service and other revenue decreased primarily due to our exit from certain non-RV product categories that were sold in the 2021 period, but not in the 2022 period. On a same store basis, products, service and other revenue decreased 12.0% to $186.3 million for the three months ended September 30, 2022 from $211.6 million in the three months ended September 30, 2021.

Products, service and other gross profit increased primarily due to increased labor billing rates and the absence of lower margined revenue from our exit of certain non-RV product categories during the second half of 2021. The increase in products, service and other gross margin was primarily due to the shift in mix to higher margin products and services, such as our RV service revenues, after our exit of certain lower margin, non-RV product categories during the second half of 2021, partially offset by increased compression from higher costs.

Finance and Insurance, net

Finance and insurance revenue and gross profit is recorded net, since the Company is acting as an agent in the transaction, and commission is recognized when a finance and insurance product contract payment has been received or financing has been arranged. Finance and insurance, net revenue decreased primarily due to the 0.9% decrease in total vehicles sold. Finance and insurance, net as a percentage of new and used vehicle revenue was 12.1% for the three months ended September 30, 2022 and for the three months ended September 30, 2021. On a same store basis, finance and insurance, net decreased 3.7%, or $5.8 million, to $151.0 million versus the three months ended September 30, 2021.

Good Sam Club

Good Sam Club revenue decreased primarily from reduced revenue related to decreased Club file size and reduced marketing fee revenue from the Good Sam Club co-branded credit cards due to lower transaction count at retail locations driven mainly by the exit from certain non-RV product categories.

Good Sam Club gross profit and gross margin decreased primarily due to the revenue reduction items noted above.

Operating Expenses and Other

Selling, general and administrative expenses

Selling, general and administrative expenses decreased primarily due to a $25.7 million decrease in labor expenses attributable, in large part, to a reduction in variable compensation based on the decrease in gross profit, and a $1.4 million reduction in real property expense, partially offset by a $10.9 increase in selling and advertising expenses, a $4.0 million increase in dealer open lot insurance and other insurance costs, a $2.8 million increase in occupancy costs and a $4.0 million increase in other store and corporate overhead expenses.

Depreciation and amortization

Depreciation and amortization decreased due primarily to $7.4 million of accelerated depreciation on store fixtures in the third quarter of 2021 related to categories exited as part of the 2019 Strategic Shift, partially offset by increased depreciation from the higher average property and equipment balance that has been driven primarily by our expansion of RV dealership locations.

Long-Lived Asset Impairment

Long-lived asset impairment was $0.9 million for the three months ended September 30, 2022 and $0.3 million for the three months ended September 30, 2021. See Note 4 – Restructuring and Long-Lived Asset Impairment to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

Lease termination

Lease termination expense of $0.3 million in the three months ended September 30, 2021, was related primarily to the 2019 Strategic Shift discussed above.

Floor plan interest expense

Floor plan interest expense increased 203.5%, or $6.4 million, to $9.5 million in the three months ended September 30, 2022 from $3.1 million in the three months ended September 30, 2021. The increase was primarily due to a 64.2% increase in average floor plan borrowings driven by higher new vehicle inventory quantities from the normalization of the new travel trailer supply chain, increases in average new unit costs, and 186 basis point increase in the average floor plan borrowing rate. We expect higher floor plan interest expense to continue through the end of 2022 as the floor plan borrowings are expected to be higher in 2022 compared to 2021. Since we do not expect the same new vehicle supply chain constraints that existed in 2021 to be experienced for the remainder of 2022, we expect to have higher average new vehicle inventory levels in 2022. We also expect that interest rates will continue to increase during the remainder of 2022.

Other interest expense, net

Other interest expense increased primarily due to a 141 basis point increase in the Term Loan Facility average interest rate, and to a lesser extent, increased average debt outstanding. The interest rate at September 30, 2022 was 5.34%, which is above the interest rate floor. We expect that interest rates will continue to increase during the remainder of 2022.

Income tax expense

Income tax expense decreased primarily due to both lower income generated and a decrease in ownership interest in CWGS, LLC for which the Company is subject to U.S. federal and state taxes on its allocable share.

Segment results

The following tables sets forth a reconciliation of total segment income to consolidated income before income taxes for each of our segments for the periods presented:

	Three Months Ended
	September 30, 2022		September 30, 2021		Favorable/
		Percent of		Percent of	(Unfavorable)
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%
Revenue:
Good Sam Services and Plans	$50,413	2.7%	$46,632	2.4%	$3,781	8.1%
RV and Outdoor Retail	1,812,830	97.7%	1,877,032	97.9%	(64,202)	(3.4%)
Elimination of intersegment revenue	(7,561)	(0.4%)	(7,090)	(0.4%)	(471)	(6.6%)
Total consolidated revenue	1,855,682	100.0%	1,916,574	100.0%	(60,892)	(3.2%)
Segment income:(1)
Good Sam Services and Plans	23,946	1.3%	18,030	0.9%	5,916	32.8%
RV and Outdoor Retail	143,098	7.7%	247,762	12.9%	(104,664)	(42.2%)
Total segment income	167,044	9.0%	265,792	13.9%	(98,748)	(37.2%)
Corporate & other	(2,789)	(0.2%)	(2,667)	(0.1%)	(122)	(4.6%)
Depreciation and amortization	(18,207)	(1.0%)	(23,552)	(1.2%)	5,345	22.7%
Other interest expense, net	(20,526)	(1.1%)	(11,250)	(0.6%)	(9,276)	(82.5%)
Loss and expense on debt restructure	—	—	(24)	(0.0%)	24	n/m
Other (expense) income, net	(177)	(0.0%)	(122)	(0.0%)	(55)	(45.1%)
Income before income taxes	$125,345	6.8%	$228,177	11.9%	$(102,832)	45.1%

Same store revenue- RV and Outdoor Retail(2)	$1,583,772		$1,663,787		$(80,015)	(4.8%)

n/m – not meaningful

(1)	Segment income represents income for each of our reportable segments and is defined as income from operations before depreciation and amortization, plus floor plan interest expense.
(2)	Same store revenue definition not applicable to the Good Sam Services and Plans segment.

Good Sam Services and Plans

Good Sam Services and Plans segment revenue increased primarily due to a $2.9 million increase from the roadside assistance programs primarily resulting from increased contracts in force and favorable updates to assumptions for cancellations, a $0.7 million increase from the extended vehicle warranty programs revenue primarily resulting from increased contracts in force, and a $0.6 million increase from the Good Sam Insurance Agency primarily resulting from increased contracts in force, partially offset by a decrease of $0.3 million from our RV financing programs and a $0.1 million decrease from other programs.

Good Sam Services and Plans segment income increased primarily due to a $6.6 million increase from the roadside assistance programs resulting from increased contracts in force, favorable updates to assumptions for cancellations, and reduced marketing costs, a $0.6 million increase from the extended vehicle warranty programs; and a $0.5 million increase from Good Sam Insurance Agency; partially offset by a $0.6 million increase in selling, general and administrative expenses primarily consisting of increases in compensation and professional fees; a $0.5 million reduction from other services and plans; a $0.4 million reduction from our RV financing products; and a $0.3 million increase in overhead support expenses. Segment income margin net of intersegment revenue elimination increased 885 basis points to 47.6% primarily due to increased margin from the roadside assistance programs and a reduced rate of selling, general and administrative expenses as a percent of gross profit for the three months ended September 30, 2022 versus the comparable period in 2021.

RV and Outdoor Retail

RV and Outdoor Retail segment revenue decreased primarily due a $37.1 million, or 12.1%, decrease in products, service and other revenue, a $30.3 million, or 3.5%, decrease in new vehicle revenue, a $2.0 million, or 1.2%, decrease in finance and insurance, net revenue, and a $1.3 million, or 10.6%, decrease in Good Sam Club revenue, partially offset by a $6.5 million, or 1.3%, increase in used vehicle revenue,

RV and Outdoor Retail segment income decreased primarily due to decreased segment gross profit of $104.2 million primarily relating to increased unit costs and reduced average sales prices per unit, a $6.4 million increase in floor plan interest expense, a $0.6 million increase in long-lived asset impairment, partially offset by a $6.0 million decrease in selling, general and administrative expenses (see discussion of selling, general and administrative expenses above for the similar drivers of this change), a $0.3 million decrease in lease termination expense, and a $0.1 million reduction in loss on sale or disposal of assets. RV and Outdoor Retail segment margin decreased to 7.9% in the three months ended September 30, 2022 from 13.2% in the three months ended September 30, 2021 primarily due to increased vehicle costs and a lower average sales price per unit sold.

Corporate and other expenses

The increase in corporate and other expenses was primarily due to increased professional fees.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

The following table sets forth information comparing the components of net income for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended
	September 30, 2022		September 30, 2021
		Percent of		Percent of	Favorable/ (Unfavorable)
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%
Revenue:
Good Sam Services and Plans	$144,504	2.5%	$134,354	2.4%	$10,150	7.6%
RV and Outdoor Retail:
New vehicles	2,746,323	48.3%	2,745,057	49.6%	1,266	0.0%
Used vehicles	1,484,978	26.1%	1,273,944	23.0%	211,034	16.6%
Products, service and other	761,914	13.4%	862,706	15.6%	(100,792)	(11.7%)
Finance and insurance, net	513,921	9.0%	483,718	8.7%	30,203	6.2%
Good Sam Club	35,070	0.6%	36,383	0.7%	(1,313)	(3.6%)
Subtotal	5,542,206	97.5%	5,401,808	97.6%	140,398	2.6%
Total revenue	5,686,710	100.0%	5,536,162	100.0%	150,548	2.7%

Gross profit (exclusive of depreciation and amortization shown separately below):
Good Sam Services and Plans	89,972	1.6%	81,113	1.5%	8,859	10.9%
RV and Outdoor Retail:
New vehicles	574,663	10.1%	730,851	13.2%	(156,188)	(21.4%)
Used vehicles	369,102	6.5%	339,070	6.1%	30,032	8.9%
Products, service and other	294,234	5.2%	306,164	5.5%	(11,930)	(3.9%)
Finance and insurance, net	513,921	9.0%	483,718	8.7%	30,203	6.2%
Good Sam Club	28,791	0.5%	30,797	0.6%	(2,006)	(6.5%)
Subtotal	1,780,711	31.3%	1,890,600	34.2%	(109,889)	(5.8%)
Total gross profit	1,870,683	32.9%	1,971,713	35.6%	(101,030)	(5.1%)

Operating expenses:
Selling, general and administrative expenses	1,245,540	21.9%	1,193,668	21.6%	(51,872)	(4.3%)
Debt restructure expense	—	—	9,055	0.2%	9,055	n/m
Depreciation and amortization	61,369	1.1%	49,297	0.9%	(12,072)	(24.5%)
Long-lived asset impairment	3,505	0.1%	1,398	0.0%	(2,107)	(150.7%)
Lease termination	1,122	0.0%	2,085	0.0%	963	46.2%
Loss on sale or disposal of assets	390	0.0%	7	0.0%	(383)	n/m
Total operating expenses	1,311,926	23.1%	1,255,510	22.7%	(56,416)	(4.5%)
Income from operations	558,757	9.8%	716,203	12.9%	(157,446)	(22.0%)
Other expense:
Floor plan interest expense	(24,483)	(0.4%)	(9,886)	(0.2%)	(14,597)	(147.7%)
Other interest expense, net	(49,762)	(0.9%)	(35,262)	(0.6%)	(14,500)	(41.1%)
Loss on debt restructure	—	—	(1,390)	(0.0%)	1,390	n/m
Tax Receivable Agreement liability adjustment	—	—	(3,520)	(0.1%)	3,520	n/m
Other expense, net	(472)	(0.0%)	(77)	(0.0%)	(395)	(513.0%)
Total other expense	(74,717)	(1.3%)	(50,135)	(0.9%)	(24,582)	(49.0%)
Income before income taxes	484,040	8.5%	666,068	12.0%	(182,028)	(27.3%)
Income tax expense	(75,808)	(1.3%)	(83,259)	(1.5%)	7,451	8.9%
Net income	408,232	7.2%	582,809	10.5%	(174,577)	(30.0%)
Less: net income attributable to non-controlling interests	(238,065)	(4.2%)	(331,596)	(6.0%)	93,531	28.2%
Net income attributable to Camping World Holdings, Inc.	$170,167	3.0%	$251,213	4.5%	$(81,046)	(32.3%)

n/m – not meaningful

Supplemental Data

	Nine Months Ended September 30,		Increase		Percent
	2022	2021	(decrease)		Change
Unit sales
New vehicles	60,040	66,362	(6,322)		(9.5%)
Used vehicles	40,991	38,269	2,722		7.1%
Total	101,031	104,631	(3,600)		(3.4%)

Average selling price
New vehicles	$45,742	$41,365	$4,377		10.6%
Used vehicles	$36,227	$33,289	$2,938		8.8%

Same store unit sales(1)
New vehicles	54,831	63,436	(8,605)		(13.6%)
Used vehicles	37,670	36,870	800		2.2%
Total	92,501	100,306	(7,805)		(7.8%)

Same store revenue(1) ($ in 000's)
New vehicles	$2,524,359	$2,628,952	$(104,593)		(4.0%)
Used vehicles	1,379,819	1,233,022	146,797		11.9%
Products, service and other	553,833	650,283	(96,450)		(14.8%)
Finance and insurance, net	473,898	465,100	8,798		1.9%
Total	$4,931,909	$4,977,357	$(45,448)		(0.9%)

Average gross profit per unit
New vehicles	$9,571	$11,013	$(1,442)		(13.1%)
Used vehicles	9,004	8,860	144		1.6%
Finance and insurance, net per vehicle unit	5,087	4,623	464		10.0%
Total vehicle front-end yield(2)	14,428	14,849	(421)		(2.8%)

Gross margin
Good Sam Services and Plans	62.3%	60.4%	189	bps
New vehicles	20.9%	26.6%	(570)	bps
Used vehicles	24.9%	26.6%	(176)	bps
Products, service and other	38.6%	35.5%	313	bps
Finance and insurance, net	100.0%	100.0%	unch.	bps
Good Sam Club	82.1%	84.6%	(255)	bps
Subtotal RV and Outdoor Retail	32.1%	35.0%	(287)	bps
Total gross margin	32.9%	35.6%	(272)	bps

Inventories ($ in 000's)
New vehicles	$1,180,364	$723,593	$456,771		63.1%
Used vehicles	425,824	391,466	34,358		8.8%
Products, parts, accessories and misc.	293,588	246,900	46,688		18.9%
Total RV and Outdoor Retail inventories	$1,899,776	$1,361,959	$537,817		39.5%

Vehicle inventory per location ($ in 000's)
New vehicle inventory per dealer location	$6,415	$4,111	$2,304		56.0%
Used vehicle inventory per dealer location	2,314	2,224	90		4.0%

Vehicle inventory turnover(3)
New vehicle inventory turnover	2.0	3.6	(1.5)		(42.9%)
Used vehicle inventory turnover	3.5	4.4	(0.8)		(18.8%)

Retail locations
RV dealerships	184	176	8		4.5%
RV service & retail centers	8	10	(2)		(20.0%)
Subtotal	192	186	6		3.2%
Other retail stores	1	1	—		0.0%
Total	193	187	6		3.2%

Other data
Active Customers(4)	5,366,558	5,458,531	(91,973)		(1.7%)
Good Sam Club members	2,038,826	2,185,100	(146,274)		(6.7%)
Service bays (5)	2,639	2,599	40		1.5%
Finance and insurance gross profit as a % of total vehicle revenue	12.1%	12.0%	11	bps	n/a
Same store locations	168	n/a	n/a		n/a

(1)	Our same store revenue and units calculations for a given period include only those stores that were open both at the end of the corresponding period and at the beginning of the preceding fiscal year.
(2)	Front end yield is calculated as gross profit from new vehicles, used vehicles and finance and insurance (net), divided by combined new and used vehicle unit sales.

(3)	Inventory turnover calculated as vehicle costs applicable to revenue over the last twelve months divided by the average quarterly ending vehicle inventory over the last twelve months.
(4)	An Active Customer is a customer who has transacted with us in any of the eight most recently completed fiscal quarters prior to the date of measurement.
(5)	A service bay is a fully-constructed bay dedicated to service, installation, and collision offerings.

Revenue and Gross Profit

Good Sam Services and Plans

Good Sam Services and Plans revenue increased primarily due to a $6.1 million increase from the roadside assistance programs primarily resulting from increased contracts in force and favorable updates to assumptions for cancellations; a $1.5 million increase in Good Sam TravelAssist revenue primarily resulting from increased contracts in force; a $1.3 million increase from the Good Sam Insurance Agency primarily resulting from increased contracts in force; a $1.3 million increase from the extended vehicle warranty programs; and an $0.8 million increase from the consumer shows due to no shows produced in 2021 and one show produced in 2022; partially offset by an $0.8 million reduction from the RV financing programs.

Good Sam Services and Plans gross profit increased primarily due to a $7.6 million increase from the roadside assistance programs resulting from increased contracts in force, favorable updates to assumptions for cancellations, and reduced marketing costs; a $1.6 million increase from the Good Sam TravelAssist programs; a $1.4 million increase from the Good Sam Insurance Agency; a $1.0 million increase from the extended warranty insurance programs; and a $0.7 million increase from consumer shows; partially offset by a $1.8 million increase in overhead support expenses; an $0.8 million reduction from the RV financing programs; and an $0.8 million reduction from other services and plans. The gross margin increase in Good Sam Services and Plans was primarily due to increases from the roadside assistance programs.

RV and Outdoor Retail

New Vehicles

New vehicle revenue increased primarily due to a 10.6% increase in average selling price per vehicle sold partially offset by an 9.5% decrease in vehicles sold. On a same store basis, new vehicle revenue decreased 4.0% to $2.5 billion, and new vehicle units decreased 13.6%.

New vehicle gross profit decreased primarily due to a 19.2% increase in the average cost of new units sold and a 9.5% decrease in vehicles sold, partially offset by a 10.6% increase in the average selling price per new vehicle sold. New vehicle gross margin decreased primarily due to the 19.2% higher average cost of new units sold, partially offset by the 10.6% increase in the average selling price of new vehicles.

Used Vehicles

Used vehicle revenue increased primarily due to a 7.1% increase in vehicles sold and an 8.8% increase in average selling price per vehicle, driven by an increase in demand for used vehicles, as they are a lower-cost alternative to new vehicles. On a same store basis, used vehicle revenue increased 11.9% to $1.4 billion and used vehicle units increased 2.2%.

Used vehicle gross profit increased due to a 7.1% increase in vehicles sold, and an 8.8% increase in the average sales price per vehicle sold. The decrease in used vehicle gross margin was the result of compression from a 11.4% higher average cost per unit sold, partially offset by the 8.8% increase in average selling price per vehicle sold.

Products, service and other

Products, service and other revenue decreased primarily due to our exit from certain non-RV product categories that were sold in the 2021 period, but not in the 2022 period. On a same store basis, products, service and other revenue decreased 14.8% to $553.8 million for the nine months ended September 30, 2022 from $650.3 million in the nine months ended September 30, 2021.

Products, service and other gross profit decreased primarily due to the absence of revenue resulting from our exit of certain non-RV product categories during the second half of 2021. The increase in products, service and other gross margin was primarily due to the shift in mix to higher margin products and services, such as our RV service revenues, after our exit of certain lower margin, non-RV product categories during the second half of 2021.

Finance and Insurance, net

Finance and insurance revenue and gross profit is recorded net, since the Company is acting as an agent in the transaction, and commission is recognized when a finance and insurance product contract payment has been received or financing has been arranged. Finance and insurance, net revenue increased primarily due to an increase in the products sold per used vehicle and increased gross profit per contract for both new and used vehicles sold, partially offset by lower volume of vehicles sold. Finance and insurance, net as a percentage of new and used vehicle revenue was 12.1% for the nine months ended September 30, 2022 compared to 12.0% for the nine months ended September 30, 2021. On a same store basis, finance and insurance, net increased 1.9%, or $8.8 million, to $473.9 million.

Good Sam Club

Good Sam Club revenue decreased primarily due to a reduction in marketing fee revenue from Good Sam Club co-branded credit cards driven by lower transaction counts at retail locations resulting mainly from the exit from certain non-RV product categories and reduced revenue related to decreased Club file size.

Good Sam Club gross profit and gross margin decreased primarily due to the revenue reduction items noted above and investment in new programs.

Operating Expenses and Other

Selling, general and administrative expenses

Selling, general and administrative expenses increased primarily due to a $19.5 million increase in selling expenses, an $11.5 million increase in insurance costs due to increased inventory levels, a $8.9 million increase in occupancy expenses due to net increase of six store locations over the prior year, a $5.9 million increase in professional fees, a $4.4 million increase in personal property expenses, and $1.8 million of costs associated with the February 2022 Cybersecurity Incident, net of insurance recoveries, partially offset by a $0.1 million decrease in other store and corporate overhead expenses.

Equity-based compensation expenses increased $8.4 million for the nine months ended September 30, 2022 (See Note 16 — Equity-Based Compensation to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q), which included an increase of $3.8 million for expense related to the modification of restricted stock units to accelerate and/or continue vesting under employee separation agreements and/or post-termination consulting arrangements. The remaining increase in equity-based compensation expense was a result of more restricted stock units outstanding and a higher weighted-average grant date fair value of those restricted stock units.

Depreciation and amortization

Depreciation and amortization increased due primarily to $8.8 million of incremental accelerated amortization during the first quarter of 2022 from the adjustment of the useful lives of certain trademark and trade name intangible assets, associated with brands not traditionally associated with RVs, that we are phasing out and increased depreciation from the higher average property and equipment balance that has been driven primarily by our expansion of RV dealership locations. The trademark and trade name intangible assets were fully amortized as of March 31, 2022. These increases were partially offset by $7.4 million of accelerated depreciation on store fixtures in the third quarter of 2021 related to categories exited as part of the 2019 Strategic Shift.

Long-lived asset impairment

Long-lived asset impairment was $3.5 million for the nine months ended September 30, 2022 and $1.4 million for the nine months ended September 30, 2021. See Note 4 – Restructuring and Long-Lived Asset Impairment to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

Lease termination

Lease termination expense related primarily to the 2019 Strategic Shift discussed above.

Floor plan interest expense

Floor plan interest expense increased primarily due to a 90.2% increase in average floor plan borrowings driven by higher new vehicle inventory quantities from the normalization of the new travel trailer supply chain and increases in average new unit costs, and a 66 basis point increase in the average floor plan borrowing rate. We expect higher floor plan interest expense to continue to increase during the remainder of 2022 as the floor plan borrowings are expected to be higher in 2022 compared to 2021. Since we do not expect the same new vehicle supply chain constraints that existed in 2021 to be experienced for the remainder of 2022, we expect to continue to have higher average new vehicle inventory levels in 2022. We also expect that interest rates will continue to increase during the remainder of 2022.

Other interest expense, net

Other interest expense increased primarily due to increased average debt outstanding, and to a lesser extent, a 39 basis point increase in the Term Loan Facility average interest rate. The increase in interest rates during the nine months ended September 30, 2022 did not have a proportionate impact on the increase in other interest expense, since the refinance of the Term Loan Facility in June 2021 resulted in a reduction in interest rates from the 25 basis point decrease in the applicable rate (as defined in the Credit Agreement (as defined in Note 6 – Long-Term Debt to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q)) and the Term Loan Facility was subject to the interest rate floor, including the 2.50% applicable rate, of 3.25% for the first four months of 2022 which negated interest rate increases during that period subject to the interest rate floor. The applicable interest rate on the Term Loan Facility has subsequently risen above the interest rate floor and at September 30, 2022 is 5.34%. For the Term Loan Facility, if the 5.34% interest rate was applicable for the entirety of the nine months ended September 30, 2022, other interest expense would have increased an additional $16.2 million. We expect that interest rates will continue to increase during the remainder of 2022.

Loss and expense on debt restructure

Loss and expense on debt restructure of $10.4 million in the nine months ended September 30, 2021 was comprised of $0.4 million in extinguishment of the original issue discount related to the Company’s prior term loan facility, $1.0 million in extinguishment of capitalized finance costs related to the Company’s prior term loan facility, and $9.0 million in legal and other expenses related to the Company’s current term loan facility.

Tax Receivable Agreement Liability adjustment

The Tax Receivable Agreement Liability adjustment of $3.5 million in the nine months ended September 30, 2021 related to a remeasurement during the nine months ended September 30, 2021 to reflect an increase in state tax rates.

Income tax expense

Income tax expense decreased primarily due to a $14.5 million release of valuation allowance and a $4.1 million benefit for the revaluation of deferred tax assets as a result of increased state tax rates that were both recorded for the nine months ended September 30, 2021. For the nine months ended September 30, 2022 there was also lower income generated for which the Company is subject to U.S. federal and state taxes on its allocable share and the benefit from higher losses at CW that are available to offset state combined income in certain unitary states for the nine months ended September 30, 2022. The valuation allowance release during 2021 was attributable to the change in the entities within state combined filing groups due to unitary relationships, which provide additional taxable income sources to utilize CW’s deferred tax assets. CWH’s increased ownership in CWGS, LLC and other qualitative unity factors impacted the unitary relationships.

Segment results

The following tables sets forth a reconciliation of total segment income to consolidated income before income taxes for each of our segments for the periods presented:

	Nine Months Ended
	September 30, 2022		September 30, 2021		Favorable/
		Percent of		Percent of	(Unfavorable)
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%
Revenue:
Good Sam Services and Plans	$144,914	2.5%	$134,499	2.4%	$10,415	7.7%
RV and Outdoor Retail	5,566,061	97.9%	5,423,581	98.0%	142,480	2.6%
Elimination of intersegment revenue	(24,265)	(0.4%)	(21,918)	(0.4%)	(2,347)	(10.7%)
Total consolidated revenue	5,686,710	100.0%	5,536,162	100.0%	150,548	2.7%
Segment income:(1)
Good Sam Services and Plans	67,242	1.2%	62,415	1.1%	4,827	7.7%
RV and Outdoor Retail	538,082	9.5%	709,411	12.8%	(171,329)	(24.2%)
Total segment income	605,324	10.6%	771,826	13.9%	(166,502)	(21.6%)
Corporate & other	(9,681)	(0.2%)	(7,157)	(0.1%)	(2,524)	(35.3%)
Depreciation and amortization	(61,369)	(1.1%)	(49,297)	(0.9%)	(12,072)	(24.5%)
Tax Receivable Agreement liability adjustment	—	—	(3,520)	(0.1%)	3,520	n/m
Other interest expense, net	(49,762)	(0.9%)	(35,262)	(0.6%)	(14,500)	(41.1%)
Loss and expense on debt restructure	—	—	(10,445)	(0.2%)	10,445	n/m
Other (expense) income, net	(472)	(0.0%)	(77)	(0.0%)	(395)	(513.0%)
Income before income taxes	$484,040	8.5%	$666,068	12.0%	$(182,028)	(27.3%)

Same store revenue- RV and Outdoor Retail(2)	$4,931,909		$4,977,357		$(45,448)	(0.9%)

n/m – not meaningful

(1)	Segment income represents income for each of our reportable segments and is defined as income from operations before depreciation and amortization, plus floor plan interest expense.
(2)	Same store revenue definition not applicable to the Good Sam Services and Plans segment.

Good Sam Services and Plans

Good Sam Services and Plans segment revenue increased primarily due to a $6.1 million increase from the roadside assistance programs primarily resulting from increased contracts in force and favorable updates to assumptions for cancellations; a $1.5 million increase in Good Sam TravelAssist revenue primarily resulting from increased contracts in force, a $1.3 million increase from the Good Sam Insurance Agency primarily resulting from increased contracts in force, a $1.3 million increase from the extended vehicle warranty programs, a $1.0 million increase from the consumer shows due to no shows produced in 2021 and one show produced in 2022, partially offset by a $0.8 million reduction from the RV financing programs.

Good Sam Services and Plans segment income increased primarily due to a $7.6 million increase from the roadside assistance programs resulting from increased contracts in force, favorable updates to assumptions for cancellations, and reduced marketing expenses, a $1.6 million increase from the Good Sam TravelAssist programs; a $1.4 million increase from the Good Sam Insurance Agency; a $1.0 million increase from the extended warranty insurance programs; and a $0.7 million increase from consumer shows; partially offset by a $4.0 million increase in selling, general and administrative expenses consisting mostly of increases in wages and professional fees; a $1.8 million increase in overhead support expenses; an $0.8 million reduction from the RV financing programs; and an $0.9 million reduction from other services and plans. Segment income margin net of intersegment revenue elimination of 46.0% remained unchanged from the prior year and reflected increases from the roadside assistance programs offset by increased selling, general and administrative expenses.

RV and Outdoor Retail

RV and Outdoor Retail segment revenue increased primarily due to a $211.3 million, or 16.5%, increase in used vehicle revenue, a $33.0 million, or 6.7%, increase in finance and insurance, net revenue, and a $0.7 million increase in new vehicle revenue, partially offset by a $101.2 million, or 11.7%, decrease in products, service and other revenue, and a $1.3 million reduction in Good Sam Club revenue.

RV and Outdoor Retail segment income decreased primarily due to decreased segment gross profit of $109.9 million primarily due to increased average cost per vehicle sold and reduced vehicles sold, a $45.4 million increase in selling, general and administrative expenses (see discussion of selling, general and administrative expenses above), a $14.6 million increase in floor plan interest expense, a $2.1 million increase in long-lived asset impairment, and a $0.3 million increase in loss on sale or disposal of assets, partially offset by a $1.0 million decrease in lease termination expense. RV and Outdoor Retail segment margin decreased 342 basis points to 9.7% primarily due to higher vehicle costs and increased selling, general and administrative expenses.

Corporate and other expenses

Corporate and other expenses increased primarily due to costs relating to the Cybersecurity Incident, which are net of insurance recoveries, and increased other professional fees.

Tax Receivable Agreement Liability adjustment

The Tax Receivable Agreement Liability adjustment for 2021 was an expense of $3.5 million, which represented an adjustment for higher state income tax rates.

Non-GAAP Financial Measures

To supplement our condensed consolidated financial statements, which are prepared and presented in accordance with accounting principles generally accepted in the United States (“GAAP”), we use the following non-GAAP financial measures: EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Net Income Attributable to Camping World Holdings, Inc. – Basic, Adjusted Net Income Attributable to Camping World Holdings, Inc. – Diluted, Adjusted Earnings Per Share – Basic, and Adjusted Earnings Per Share – Diluted (collectively the "Non-GAAP Financial Measures"). We believe that these Non-GAAP Financial Measures, when used in conjunction with GAAP financial measures, provide useful information about operating results, enhance the overall understanding of past financial performance and future prospects, and allow for greater transparency with respect to the key metrics we use in our financial and operational decision making. These Non-GAAP Financial Measures are also frequently used by analysts, investors and other interested parties to evaluate companies in the Company’s industry and are used by management to evaluate our operating performance, liquidity and capital resources, to evaluate the effectiveness of strategic initiatives and for planning purposes. By providing these Non-GAAP Financial Measures, together with reconciliations, we believe we are enhancing investors’ understanding of our business and our results of operations, as well as assisting investors in evaluating how well we are executing our strategic initiatives. In addition, our Senior Secured Credit Facilities use Adjusted EBITDA, as calculated for our subsidiary CWGS Group, LLC, to measure our compliance with covenants such as the consolidated leverage ratio. The Non-GAAP Financial Measures have limitations as analytical tools, and the presentation of this financial information is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. They should not be construed as an inference that the Company’s future results will be unaffected by any items adjusted for in these Non-GAAP Financial Measures. In evaluating these Non-GAAP Financial Measures, it is reasonable to expect that certain of these items will occur in future periods. However, we believe these adjustments are appropriate because the amounts recognized can vary significantly from period to period, do not directly relate to the ongoing operations of our business and complicate comparisons of our internal operating results and operating results of other companies over time. Each of the normal recurring adjustments and other adjustments described in this section and in the reconciliation tables below help management with a measure of our core operating performance over time by removing items that are not related to day-to-day operations.

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

The following table reconciles EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin to the most directly comparable GAAP financial performance measures:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
EBITDA and Adjusted EBITDA:
Net income	$102,948	$189,308	$408,232	$582,809
Other interest expense, net	20,526	11,250	49,762	35,262
Depreciation and amortization	18,207	23,552	61,369	49,297
Income tax expense	22,397	38,869	75,808	83,259
Subtotal EBITDA	164,078	262,979	595,171	750,627
Long-lived asset impairment (a)	887	316	3,505	1,398
Lease termination (b)	—	329	1,122	2,085
(Gain) loss on sale or disposal of assets, net (c)	(40)	96	390	7
Equity-based compensation (d)	6,792	6,913	27,434	19,069
Tax Receivable Agreement liability adjustment (e)	—	—	—	3,520
Restructuring costs (f)	1,671	17,362	5,548	23,439
Loss and expense on debt restructure (g)	—	24	—	10,445
Adjusted EBITDA	$173,388	$288,019	$633,170	$810,590

	Three Months Ended September 30,		Nine Months Ended September 30,
(as percentage of total revenue)	2022	2021	2022	2021
Adjusted EBITDA margin:
Net income margin	5.5%	9.9%	7.2%	10.5%
Other interest expense, net	1.1%	0.6%	0.9%	0.6%
Depreciation and amortization	1.0%	1.2%	1.1%	0.9%
Income tax expense	1.2%	2.0%	1.3%	1.5%
Subtotal EBITDA margin	8.8%	13.7%	10.5%	13.6%
Long-lived asset impairment (a)	0.0%	0.0%	0.1%	0.0%
Lease termination (b)	—	0.0%	0.0%	0.0%
(Gain) loss on sale or disposal of assets, net (c)	(0.0%)	0.0%	0.0%	0.0%
Equity-based compensation (d)	0.4%	0.4%	0.5%	0.3%
Tax Receivable Agreement liability adjustment (e)	—	—	—	0.1%
Restructuring costs (f)	0.1%	0.9%	0.1%	0.4%
Loss and expense on debt restructure (g)	—	0.0%	—	0.2%
Adjusted EBITDA margin	9.3%	15.0%	11.1%	14.6%

(a)	Represents long-lived asset impairment charges related to the RV and Outdoor Retail segment, which relate to locations affected by the 2019 Strategic Shift. See Note 4 – Restructuring and Long-Lived Asset Impairment to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional information.
(b)	Represents the loss on the termination of operating leases, relating primarily to the 2019 Strategic Shift, resulting from the lease termination fees and the derecognition of the operating lease assets and liabilities. See Note 4– Restructuring and Long-Lived Asset Impairment to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional information.

(c)	Represents an adjustment to eliminate the losses and gains on disposals and sales of various assets.
(d)	Represents non-cash equity-based compensation expense relating to employees, directors, and consultants of the Company.
(e)	Represents an adjustment to eliminate the loss on remeasurement of the Tax Receivable Agreement primarily due to changes in our blended statutory income tax rate. See Note 12 — Income Taxes to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
(f)	Represents restructuring costs relating to our 2019 Strategic Shift. These restructuring costs include other associated costs. These costs exclude lease termination costs, which are presented separately above. See Note 4 – Restructuring and Long-Lived Asset Impairment to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional information.
(g)	Represents the loss and expense incurred on debt restructure and financing expense, which is comprised of $0.4 million in extinguishment of the original issue discount and $1.0 million of extinguishment of capitalized finance costs related to the Previous Term Loan Facility, and $9.0 million in legal and other expenses related to the New Term Loan Facility.

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

We define “Adjusted Net Income Attributable to Camping World Holdings, Inc. – Diluted” as Adjusted Net Income Attributable to Camping World Holdings, Inc. – Basic adjusted for the reallocation of net income attributable to non-controlling interests from stock options and restricted stock units, if dilutive, or the assumed redemption, if dilutive, of all outstanding common units in CWGS, LLC for shares of newly-issued Class A common stock of Camping World Holdings, Inc.

We define “Adjusted Earnings Per Share – Basic” as Adjusted Net Income Attributable to Camping World Holdings, Inc. - Basic divided by the weighted-average shares of Class A common stock outstanding. We define “Adjusted Earnings Per Share – Diluted” as Adjusted Net Income Attributable to Camping World Holdings, Inc. – Diluted divided by the weighted-average shares of Class A common stock outstanding, assuming (i) the redemption of all outstanding common units in CWGS, LLC for newly-issued shares of Class A common stock of Camping World Holdings, Inc., if dilutive, and (ii) the dilutive effect of stock options and restricted stock units, if any. We present Adjusted Net Income Attributable to Camping World Holdings, Inc. – Basic, Adjusted Net Income Attributable to Camping World Holdings, Inc. – Diluted, Adjusted Earnings Per Share – Basic, and Adjusted Earnings Per Share – Diluted because we consider them to be important supplemental measures of our performance and we believe that investors’ understanding of our performance is enhanced by including these Non GAAP financial measures as a reasonable basis for comparing our ongoing results of operations.

The following table reconciles Adjusted Net Income Attributable to Camping World Holdings, Inc. – Basic, Adjusted Net Income Attributable to Camping World Holdings, Inc. – Diluted, Adjusted Earnings Per Share – Basic, and Adjusted Earnings Per Share – Diluted to the most directly comparable GAAP financial performance measure:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands except per share amounts)	2022	2021	2022	2021
Numerator:
Net income attributable to Camping World Holdings, Inc.	$41,126	$79,703	$170,167	$251,213
Adjustments related to basic calculation:
Loss and expense on debt restructure (a):
Gross adjustment	—	24	—	10,445
Income tax expense for above adjustment (b)	—	(3)	—	(1,376)
Long-lived asset impairment (c):
Gross adjustment	887	316	3,505	1,398
Income tax expense for above adjustment (b)	—	—	(99)	—
Lease termination (d):
Gross adjustment	—	329	1,122	2,085
Income tax expense for above adjustment (b)	—	1	—	(38)
(Gain) loss on sale or disposal of assets (e):
Gross adjustment	(40)	96	390	7
Income tax expense for above adjustment (b)	(12)	3	(15)	5
Equity-based compensation (f):
Gross adjustment	6,792	6,913	27,434	19,069
Income tax expense for above adjustment (b)	(792)	(820)	(3,080)	(2,181)
Tax Receivable Agreement liability adjustment (g):
Gross adjustment	—	—	—	3,520
Income tax expense for above adjustment (b)	—	—	—	(898)
Restructuring costs (h)
Gross adjustment	1,671	17,362	5,548	23,439
Income tax expense for above adjustment (b)	—	23	—	(42)
Adjustment to net income attributable to non-controlling interests resulting from the above adjustments (i)	(4,642)	(12,091)	(18,866)	(27,580)
Adjusted net income attributable to Camping World Holdings, Inc. – basic	44,990	91,856	186,106	279,066
Adjustments related to diluted calculation:
Reallocation of net income attributable to non-controlling interests from the dilutive effect of stock options and restricted stock units (j)	409	1,892	1,519	—
Income tax on reallocation of net income attributable to non-controlling interests from the dilutive effect of stock options and restricted stock units (k)	(104)	(489)	(404)	—
Reallocation of net income attributable to non-controlling interests from the dilutive redemption of common units in CWGS, LLC (j)	—	—	—	359,176
Income tax on reallocation of net income attributable to non-controlling interests from the dilutive redemption of common units in CWGS, LLC (k)	—	—	—	(89,668)
Assumed income tax expense of combining C-corporations with full or partial valuation allowances with the income of other consolidated entities after the dilutive redemption of common units in CWGS, LLC (l)	—	—	—	(11,227)
Adjusted net income attributable to Camping World Holdings, Inc. – diluted	$45,295	$93,259	$187,221	$537,347
Denominator:
Weighted-average Class A common shares outstanding – basic	41,985	45,628	42,419	45,072
Adjustments related to diluted calculation:
Dilutive redemption of common units in CWGS, LLC for shares of Class A common stock (m)	—	—	—	43,731
Dilutive options to purchase Class A common stock (m)	53	138	62	157
Dilutive restricted stock units (m)	467	1,256	466	1,204
Adjusted weighted average Class A common shares outstanding – diluted	42,505	47,022	42,947	90,164

Adjusted earnings per share - basic	$1.07	$2.01	$4.39	$6.19
Adjusted earnings per share - diluted	$1.07	$1.98	$4.36	$5.96

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands except per share amounts)	2022	2021	2022	2021
Anti-dilutive amounts (n):
Numerator:
Reallocation of net income attributable to non-controlling interests from the anti-dilutive redemption of common units in CWGS, LLC (j)	$66,055	$119,804	$255,412	$—
Income tax on reallocation of net income attributable to non-controlling interests from the anti-dilutive redemption of common units in CWGS, LLC (k)	$(16,804)	$(30,965)	$(66,789)	$—
Assumed income tax benefit of combining C-corporations with full or partial valuation allowances with the income of other consolidated entities after the anti-dilutive redemption of common units in CWGS, LLC (l)	$627	$1,466	$6,464	$—
Denominator:
Anti-dilutive redemption of common units in CWGS, LLC for shares of Class A common stock (m)	42,045	42,635	42,045	—

Reconciliation of per share amounts:
Earnings per share of Class A common stock — basic	$0.98	$1.75	$4.01	$5.57
Non-GAAP Adjustments (o)	0.09	0.26	0.38	0.62
Adjusted earnings per share - basic	$1.07	$2.01	$4.39	$6.19

Earnings per share of Class A common stock — diluted	$0.97	$1.72	$3.99	$5.49
Non-GAAP Adjustments (o)	0.10	0.26	0.37	0.62
Dilutive redemption of common units in CWGS, LLC for shares of Class A common stock (p)	—	—	—	(0.14)
Dilutive options to purchase Class A common stock and/or restricted stock units (p)	—	—	—	(0.01)
Adjusted earnings per share - diluted	$1.07	$1.98	$4.36	$5.96

(a)	Represents the loss and expense incurred on debt restructure and financing expense, which is comprised of $0.4 million in extinguishment of the original issue discount and $1.0 million in extinguishment of capitalized finance costs related to the Previous Term Loan Facility, and $9.0 million in legal and other expenses related to the New Term Loan Facility.
(b)	Represents the current and deferred income tax expense or benefit effect of the above adjustments, many of which are related to entities with full valuation allowances for which no tax benefit can be currently recognized. This assumption uses an effective tax rate of 25.4% and 25.5% for the adjustments for the 2022 and 2021 periods, respectively, which represents the estimated tax rate that would apply had the above adjustments been included in the determination of our non-GAAP metric.
(c)	Represents long-lived asset impairment charges related to the RV and Outdoor Retail segment, which relate to locations affected by the 2019 Strategic Shift. See Note 4 – Restructuring and Long-Lived Asset Impairment to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional information.
(d)	Represents the loss on termination of operating leases, relating primarily to the 2019 Strategic Shift, resulting from the lease termination fees and the derecognition of the operating lease assets and liabilities. See Note 4 – Restructuring and Long-Lived Asset Impairment to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional information.
(e)	Represents an adjustment to eliminate the gains and losses on disposals and sales of various assets.
(f)	Represents non-cash equity-based compensation expense relating to employees, directors, and consultants of the Company.
(g)	Represents an adjustment to eliminate the loss on remeasurement of the Tax Receivable Agreement primarily due to changes in our blended statutory income tax rate. See Note 12 — Income Taxes to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
(h)	Represents restructuring costs relating to our 2019 Strategic Shift. These restructuring costs include other associated costs. These costs exclude lease termination costs, which are presented separately above. See Note 4 – Restructuring and Long-Lived Asset Impairment to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional information.
(i)	Represents the adjustment to net income attributable to non-controlling interests resulting from the above adjustments that impact the net income of CWGS, LLC. This adjustment uses the non-controlling interest’s weighted average ownership of CWGS, LLC of 50.0% and 48.3% for the three months ended September 30, 2022 and 2021, respectively, and 49.8% and 49.2% for the nine months ended September 30, 2022 and 2021, respectively.
(j)	Represents the reallocation of net income attributable to non-controlling interests from the impact of the assumed change in ownership of CWGS, LLC from stock options, restricted stock units, and/or common units of CWGS, LLC.
(k)	Represents the income tax expense effect of the above adjustment for reallocation of net income attributable to non-controlling interests. This assumption uses an effective tax rate of 25.4% and 25.5% for the adjustments for the 2022 and 2021 periods, respectively.
(l)	Typically represents adjustments to reflect the income tax benefit of losses of consolidated C-corporations that under the Company’s current equity structure cannot be used against the income of other consolidated subsidiaries of CWGS, LLC. However, for the three and nine months ended September 30, 2021, this adjustment included the reversal of the $0.3 million expense and $14.5 million benefit, respectively, from changes in the valuation allowance for Camping World, Inc. Subsequent to the redemption of all common units in CWGS, LLC, the Company believes certain actions could be taken such that the C-corporations’ losses could offset income of other consolidated subsidiaries. The adjustment reflects the income tax benefit assuming effective tax rate of 25.4% and 25.5% during the 2022 and 2021 periods, respectively, for the losses experienced by the consolidated C-corporations for which valuation allowances have been recorded. No assumed release of valuation allowance established for previous periods were included in these amounts and the $0.3 million and $14.5 million release of valuation allowance during the three and nine months ended September 30, 2021, respectively, was considered to be reversed and excluded from adjusted net income attributable to Camping World Holdings, Inc. – diluted for purposes of this calculation.
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

As discussed under “Our Corporate Structure Impact on Income Taxes” in Part I, Item 2 of this Form 10-Q , our “Up-C” corporate structure may make it difficult to compare our results with those of companies with a more traditional corporate structure. There can be a significant fluctuation in the numerator and denominator for the calculation of our adjusted earnings per share – diluted depending on if the common units in CWGS, LLC are considered dilutive or anti-dilutive for a given period. To improve comparability of our financial results, users of our financial statements may find it useful to review our earnings per share assuming the full redemption of common units in CWGS, LLC for all periods, even when those common units would be anti-dilutive. The relevant numerator and denominator adjustments have been provided under “Anti-dilutive amounts” in the table above (see (n) above).

Liquidity and Capital Resources

General

Our primary requirements for liquidity and capital have been working capital, inventory management, acquiring and building new retail locations, the improvement and expansion of existing retail locations, debt service, distributions to holders of equity interests in CWGS, LLC and our Class A common stock, and general corporate needs. These cash requirements have historically been met through cash provided by operating activities, cash and cash equivalents, proceeds from registered offerings of our Class A common stock, borrowings under our Senior Secured Credit Facilities (as defined in Part I, Item 1 of this Form 10-Q), borrowings under our Floor Plan Facility (as defined in Part I, Item 1 of this Form 10-Q), borrowings under our Real Estate Facilities (as defined in Part I, Item 1 of this Form 10-Q), and borrowings under our 2022 Real Estate Facility (as defined in Part I, Item 1 of this Form 10-Q).

As a public company, our additional liquidity needs include public company costs, payment of regular and special cash dividends, any exercise of the redemption right by the Continuing Equity Owners from time to time (should we elect to redeem common units for a cash payment), our stock repurchase program as described below, payments under the Tax Receivable Agreement, and state and federal taxes to the extent not reduced as a result of the Tax Receivable Agreement. The Continuing Equity Owners may exercise such redemption right for as long as their common units remain outstanding. Although the actual timing and amount of any payments that may be made under the Tax Receivable Agreement will vary, we expect that the payments that we will be required to make to the Continuing Equity Owners, Former Profits Unit Holders and Crestview Partners II GP, L.P. will be significant. Any payments made by us to Continuing Equity Owners, Former Profits Unit Holders and Crestview Partners II GP, L.P. under the Tax Receivable Agreement will generally reduce the amount of overall cash flow that might have otherwise been available to us or to CWGS, LLC and, to the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, the unpaid amounts generally will be deferred and will accrue interest until paid by us; provided, however, that nonpayment for a specified period may constitute a material breach of a material obligation under the Tax Receivable Agreement and therefore may accelerate payments due under the Tax Receivable Agreement. For a discussion of the Tax Receivable Agreement, see Note 12 — Income Taxes to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

Stock Repurchase Program

In January 2022, our board of directors authorized an increase to the existing stock repurchase program for the repurchase of up to an additional $152.7 million of our Class A common stock and an extension of the stock repurchase program to expire on December 31, 2025. During the three months ended September 30,

2022, we did not repurchase Class A common stock under our stock repurchase program. During the nine months ended September 30, 2022, we repurchased 2,592,524 shares of our Class A common stock for $79.8 million, including broker commissions. As of September 30, 2022, $120.2 million was available under the stock repurchase program to repurchase additional shares of our Class A common stock.

As described in Note 12 — Income Taxes to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q, the Inflation Reduction Act of 2022 imposes a 1% excise tax on corporate stock repurchases in tax years beginning after December 31, 2022 with certain exclusions for (a) repurchased shares for withholding taxes on vested RSUs and (b) treasury shares reissued in the same tax year for settlement of stock option exercises or vesting of RSUs.

Dividends

On February 18, 2022, our board of directors approved the increase of the portion of the quarterly cash dividend relating to all or a portion of the Excess Tax Distribution (as defined under “Dividend Policy” included in Part II, Item 5 of our Annual Report) to $0.475 per share of Class A common stock from $0.35 per share, which increased the total quarterly cash dividend to $0.625 per share of Class A common stock from $0.50 per share beginning in March 2022. For the three and nine months ended September 30, 2022, we paid a regular quarterly cash dividend on our Class A common stock of $0.625 per share, which was funded with a $0.15 per common unit cash distribution from CWGS, LLC and the remainder funded with all or a portion of the Excess Tax Distribution.

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

Acquisitions and Capital Expenditures

During the nine months ended September 30, 2022, the RV and Outdoor Retail segment acquired the assets of various RV dealerships comprised of five locations for an aggregate purchase price of approximately $79.8 million (see Note 11 – Acquisitions to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q) and purchased real property of $41.7 million.

We announced a number of initiatives heading into 2022, including an online RV sales process, service bay expansion, the addition of design centers to our existing store footprint, and continued expansion through dealership acquisitions. We have also announced a number of land acquisitions in anticipation of constructing new stores.

For the three months ended December 31, 2022, our expansion of dealerships through acquisition and construction is expected to cost between $160.0 million and $190.0 million through a combination of business acquisitions and capital expenditures relating to land, buildings, and improvements. This amount includes the acquisition completed in October 2022 (see Note 11 – Acquisitions to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q). Factors that could impact the quantity of future locations or the cost to acquire or open those locations include, but are not limited to, our ability to locate potential acquisition targets or greenfield locations in a geographic area and at a cost that meets our success criteria; continued strong cash flow generation from our operations to fund these acquisitions and new locations; and availability of financing on our Floor Plan Facility. We expect the additional cash requirements of the other announced initiatives to be immaterial. In 2023, we expect to invest between $70.0 million and $100 million on additional business acquisitions and capital expenditures relating to real estate and improvements, but we expect to increase or decrease this range as market conditions and expansion opportunities evolve throughout the year.

2019 Strategic Shift

In connection with the 2019 Strategic Shift during the nine months ended September 30, 2022, we have paid or otherwise settled $2.0 million of lease termination costs and $5.6 million of other associated costs. We expect that approximately $0.2 million to $2.6 million of other associated costs and $4.6 million to $18.6 million of lease termination costs will result in future cash expenditures. For a discussion of the 2019 Strategic Shift, see Note 4 — Restructuring and Long-Lived Asset Impairment to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

Other Cash Requirements or Commitments

Substantially all of our new RV inventory and, at times, certain of our used RV inventory is financed under our Floor Plan Facility (defined in Note 3 – Inventories and Floor Plan Payables to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q). As of September 30, 2022, no used RV inventory was financed by our Floor Plan Facility. See “Summary of Credit Facilities, Other Long-Term Debt, and Finance Lease Arrangements” for a summary of the cash requirements related to our indebtedness.

Cash requirements relating to the Tax Receivable Agreement liability, operating and finance lease obligations, and service and marketing sponsorship agreements have not materially changed since our Annual Report.

Sources of Liquidity and Capital

We believe that our sources of liquidity and capital including cash provided by operating activities and borrowings under our various credit facilities, other long-term debt, and finance lease arrangements (see Liquidity and Capital Resources — Summary of Credit Facilities, Other Long-Term Debt, and Finance Lease Arrangements in Part I, Item 2 of this Form 10-Q), including additional borrowing capacity where applicable, will be sufficient to finance our continued operations, growth strategy, including the opening of any additional retail locations, regular and special quarterly cash dividends (as described above), required payments for our obligations under the Tax Receivable Agreement, and additional expenses we expect to incur for at least the next twelve months. However, we cannot assure you that our cash provided by operating activities, cash and cash equivalents or cash available under our Revolving Credit Facility, our Floor Plan Facility, our Real Estate Facilities, and our 2022 Real Estate Facility, including the potential additional borrowings noted above, will be sufficient to meet our future needs. If we are unable to generate sufficient cash flows from operations in the future and if availability under our Revolving Credit Facility, our Floor Plan Facility, our Real Estate Facilities, and our 2022 Real Estate Facility is not sufficient, we may have to obtain additional financing. If we obtain additional capital by issuing equity, the interests of our existing stockholders will be diluted. If we incur additional indebtedness, that indebtedness may impose significant financial and other covenants that may significantly restrict our operations. We cannot assure you that we could obtain refinancing or additional financing on favorable terms or at all, including the expected additional borrowings noted above and particularly in light of the current macroeconomic uncertainty. See “Risk Factors — Risks Related to our Business — Our ability to operate and expand our business and to respond to changing business and economic conditions will depend on the availability of adequate capital” included in Part I, Item 1A of our Annual Report.

As of September 30, 2022 and December 31, 2021, we had working capital of $675.5 million and $685.6 million, respectively, including $148.2 million and $267.3 million, respectively, of cash and cash equivalents. Our working capital reflects the cash provided by deferred revenue and gains reported under current liabilities of $101.9 million and $95.5 million as of September 30, 2022 and December 31, 2021, respectively. Deferred revenue primarily consists of cash collected for club memberships and roadside assistance contracts in advance of services to be provided, which is deferred and recognized as revenue over the life of the membership, and deferred revenue for the annual guide. We use net proceeds from this deferred membership revenue to lower our long-term borrowings and finance our working capital needs. Our Floor Plan Facility includes a flooring line aggregate interest reduction (“FLAIR”) offset account that allows us to transfer cash as an offset to the payables under the Floor Plan Facility. The FLAIR offset account at September 30, 2022 was $218.6 million, all of which could have been withdrawn while remaining in compliance with the financial covenants of the Floor Plan Facility.

Seasonality

We have experienced, and expect to continue to experience, variability in revenue, net income, and cash flows as a result of annual seasonality in our business (see Note 1 — Summary of Significant Accounting Policies — Seasonality to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q).

Cash Flow

The following table shows summary cash flow information for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
(In thousands)	2022	2021
Net cash provided by operating activities	$523,919	$571,876
Net cash used in investing activities	(239,305)	(256,315)
Net cash used in financing activities	(403,711)	(348,838)
Net decrease in cash and cash equivalents	$(119,097)	$(33,277)

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

Net cash provided by operating activities was $523.9 million in the nine months ended September 30, 2022, a decrease of $48.0 million from $571.9 million of net cash provided by operating activities in the nine months ended September 30, 2021. The decrease was primarily due to a $174.6 million reduction in net income, a $52.5 million decrease in the working capital adjustment for accounts payable and other accrued expenses, a $13.0 million decrease in the working capital adjustment for deferred revenue and a $2.5 million reduction in other operating activities, partially offset by a $120.9 million decrease in the working capital adjustment for inventory, a $41.9 million decrease in the working capital adjustment for accounts receivable and contracts in transit, a $19.7 million increase in deferred income taxes, and a $12.1 million increase in depreciation and amortization.

Investing activities. Our investment in business activities primarily consists of expanding our operations through organic growth and the acquisition of retail locations. Substantially all of our new retail locations and capital expenditures have been financed using cash provided by operating activities and borrowings under our various credit facilities, other long-term debt, and finance lease arrangements, as applicable (see Liquidity and Capital Resources — Summary of Credit Facilities, Other Long-Term Debt, and Finance Lease Arrangements in Part I, Item 2 of this Form 10-Q).

The table below summarizes our capital expenditures for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
(In thousands)	2022	2021
IT hardware and software	$9,454	$5,383
Greenfield and acquired retail locations	49,079	37,489
Existing retail locations	55,445	45,419
Corporate and other	4,467	269
Total capital expenditures	$118,445	$88,560

Our capital expenditures consist primarily of investing in acquired and greenfield retail and RV dealership locations, existing retail locations, information technology, hardware, and software. The expected minimum capital expenditures relating to new dealerships and real estate purchases through December 31, 2023 are discussed above. As of September 30, 2022, we had entered into contracts for construction of new dealership buildings for an aggregate future commitment of capital expenditures of $60.9 million. There were no other material commitments for capital expenditures as of September 30, 2022.

Net cash used in investing activities was $239.3 million for the nine months ended September 30, 2022. The $239.3 million of cash used in investing activities was comprised of $118.4 million of capital expenditures primarily related to retail locations, $83.2 million for the purchase of RV and outdoor retail businesses and a publication business, $41.7 million for the purchase of real property, $3.0 million for purchase of other investments, and $0.9 million for the purchase of intangible assets, partially offset by proceeds from the sale of real property of $6.8 million and proceeds of $1.1 million from the sale of property and equipment. See Note 11 – Acquisitions to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

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

Our net cash used in financing activities was $403.7 million for the nine months ended September 30, 2022. The $403.7 million of cash used in financing activities was primarily due to $156.6 million of member distributions, $99.8 million of net payments on borrowings under the Floor Plan Facility, $79.8 million for the repurchase of Class A common stock, $78.9 million of dividends paid on Class A common stock, $11.9 million of payments on long-term debt, $4.5 million for finance lease payments, $6.5 million of withholding taxes paid upon the vesting of restricted stock units (“RSUs”), and $0.1 million for sale-leaseback arrangement payments, partially offset by $28.0 million of net proceeds from a sale-leaseback arrangement, $6.0 million of proceeds from landlord funded construction on finance leases, and $0.3 million of proceeds from exercise of stock options.

Our net cash used in financing activities was $348.8 million for the nine months ended September 30, 2021. The $348.8 million of cash used in financing activities was primarily due to $179.7 million of member distributions, $174.1 million of payments on long-term debt, $86.8 million for the repurchase of Class A common stock, $44.8 million of dividends paid on Class A common stock, $7.2 million of withholding taxes paid upon the vesting of RSUs, $2.2 million for finance lease payments, and $1.8 million of debt issuance costs, partially offset by $124.9 million of proceeds from long-term debt, $19.2 million of net proceeds from borrowings under the Floor Plan Facility, and $3.8 million of proceeds from exercise of stock options.

Summary of Credit Facilities, Other Long-Term Debt, and Finance Lease Arrangements

The following table shows a summary of the outstanding balances, current portion, and remaining available borrowings under our credit facilities and other long-term debt and finance lease arrangements (see definitions and further details in Note 3 – Inventories and Floor Plan Payables, Note 6 – Long-Term Debt, and Note 7 – Leases to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q) at September 30, 2022:

		Current	Remaining
(In thousands)	Outstanding	Portion	Available
Floor Plan Facility:
Notes payable - floor plan	$899,568	$899,568	$504,175	(1)
Revolving line of credit	20,885	—	49,115	(2)
Senior Secured Credit Facility:
Term Loan Facility	1,359,230	14,015	—
Revolving Credit Facility	—	—	60,070	(3)
Other:
Real Estate Facilities	21,666	1,689	—
Other long-term debt	3,311	123	—
Finance lease obligations	105,893	10,397	—
	$2,410,553	$925,792	$613,360
(1)	The unencumbered borrowing capacity for the Floor Plan Facility represents the additional borrowing capacity less any accounts payable for sold inventory and less any purchase commitments. Additional borrowings are subject to the vehicle collateral requirements under the Floor Plan Facility.
(2)	The revolving line of credit borrowings are limited by a borrowing base calculation.
(3)	The Revolving Credit Facility remaining available balance was reduced by outstanding undrawn letters of credit. The Credit Agreement requires compliance with a Total Net Leverage Ratio covenant when borrowings on the Revolving Credit Facility (excluding certain amounts relating to letters of credit) is over a 35%, or $22.8 million, threshold (Note 6 – Long-Term Debt to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q).

In October 2022, we entered into a 2022 Real Estate Facility with a maximum principal capacity of $250.0 million (see definitions and further details in Note 6 – Long-Term Debt to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q). No amounts were borrowed as of the closing of the 2022 Real Estate Facility and we expect to borrow between $100.0 million and $150.0 under the 2022 Real Estate Facility during the fourth quarter of 2022.

Sale/Leaseback Arrangements

We have in the past and may in the future enter into sale-leaseback transactions to finance certain property acquisitions and capital expenditures, pursuant to which we sell property and/or leasehold improvements to third parties and agree to lease those assets back for a certain period of time. Such sales generate proceeds which vary from period to period.

On February 8, 2022, FRHP Lincolnshire, LLC sold three properties for a total sale price of $28.0 million. Concurrent with the sale of these properties, the Company entered into three separate twenty-year lease agreements, whereby the Company will lease back the properties from the acquiring company. Under each lease agreement, FR has four consecutive options to extend the lease term for additional periods of five years for each option. This transaction is accounted for as a financing transaction. The Company recorded a liability for the amount received, will continue to depreciate the non-land portion of the assets, and has imputed an interest rate so that the net carrying amount of the financial liability and remaining assets will be zero at the end of the initial lease terms. The financial liability is included in other long-term liabilities in the condensed consolidated balance sheet as of September 30, 2022.

Deferred Revenue

Deferred revenue consists of our sales for products not yet recognized as revenue at the end of a given period. Our deferred revenue as of September 30, 2022 was $175.2 million.

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

Recent Accounting Pronouncements

See Note 1 – Summary of Significant Accounting Policies to our condensed consolidated financial statements in Item 1, Part I of this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates. This market risk arises in the normal course of business, as we do not engage in speculative trading activities. The following analysis provides quantitative information regarding this risk.

Interest Rate Risk

Our operating results are subject to risk from interest rate fluctuations on our Senior Secured Credit Facilities, our Floor Plan Facility, our Real Estate Facilities, and our 2022 Real Estate Facility, which carry variable interest rates. Interest rate risk is the exposure to loss resulting from changes in the level of interest rates and the spread between different interest rates. Because our Senior Secured Credit Facilities, Floor Plan Facility, Real Estate Facilities, and 2022 Real Estate Facility bear interest at variable rates, we are exposed to market risks relating to changes in interest rates. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control.

Based on September 30, 2022 debt levels (see Liquidity and Capital Resources — Summary of Credit Facilities, Other Long-Term Debt, and Finance Lease Arrangements in Part I, Item 2 of this Form 10-Q), an increase or decrease of 100 basis points in the effective interest rate would cause an increase or decrease in interest expense:

•	under our Term Loan Facility of $14.1 million over the next 12 months;
•	under our Floor Plan Facility of approximately $9.2 million over the next 12 months;
•	under our Floor Plan Facility revolving line of credit of approximately $0.2 million over the next 12 months;
•	under our Real Estate Facilities of approximately $0.2 million over the next 12 months;
•	under our Other Long-Term Debt would be immaterial; and
•	under our 2022 Real Estate Facilities would not be applicable, since there was no outstanding balance at September 30, 2022.

See “Results of Operations” in Part I, Item 2 of this Form 10-Q for a discussion of interest expense for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021, respectively.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2022.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2022, we completed the implementation of a corporate performance management (“CPM”) system for performing the consolidation of the financial data from our disparate enterprise resource planning (“ERP”) systems. The new CPM system is intended to enhance operating efficiencies by automating certain manual procedures and providing more effective financial reporting to our management. As a result of this CPM implementation, certain internal controls over financial reporting have been automated, modified or implemented.

There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control performed during the fiscal quarter ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information related to our repurchases of Class A common stock for the periods indicated:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs(1)
July 1, 2022 to July 31, 2022	—	$—	—	$120,166,000
August 1, 2022 to August 31, 2022	—	—	—	120,166,000
September 1, 2022 to September 30, 2022	—	—	—	120,166,000
Total	—	$—	—	$120,166,000

(1)	On October 30, 2020, our board of directors authorized a stock repurchase program for the repurchase of up to $100.0 million of the Company’s Class A common stock, expiring on October 31, 2022. In August 2021 and January 2022, our board of directors authorized increases to the stock repurchase program for the repurchase of up to an additional $125.0 million and $152.7 million of the Company’s Class A common stock, respectively. Following these extensions, the stock repurchase program now expires on December 31, 2025. This program does not obligate the Company to acquire any particular amount of Class A common stock and the program may be extended, modified, suspended or discontinued at any time at the board’s discretion.

The table above excludes shares net settled by the Company in connection with tax withholdings associated with the vesting of restricted stock units as these shares were not issued and outstanding.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

On October 27, 2022, certain subsidiaries of FRHP Lincolnshire, LLC (“FRHP”) and certain subsidiaries of FRHP (as borrowers) and CWGS Group, LLC (as guarantor), each indirect subsidiaries of CWGS, LLC,

entered into a credit agreement (the “FRHP Credit Agreement”) for a new $250.0 million senior secured mortgage facility (the ‘‘2022 Real Estate Facility’’) with Manufacturers and Traders Trust Company, as administrative agent, and the other lenders party thereto. No funds were drawn at closing; $250.0 million is available to be funded on a delayed draw basis on subsequent funding dates as determined by the borrowers. The Company anticipates an initial draw of between $100.0 million to $150.0 million by December 31, 2022. In addition, the borrowers have the ability to add one or more incremental facilities under the 2022 Real Estate Facility, up to a maximum of $100.0 million and subject to the satisfaction of certain customary conditions. The 2022 Real Estate Facility will mature on October 27, 2027.

Borrowings under the 2022 Real Estate Facility bear interest at a rate per annum equal to, at the borrowers’ option, either: (a) SOFR Rate (as defined in the FRHP Credit Agreement) set for an elected interest period or (b) a Base Rate (as defined in the FRHP Credit Agreement) plus an applicable margin as set forth in the FRHP Credit Agreement. In addition to paying interest on outstanding principal under the 2022 Real Estate Facility, the borrowers are required to pay a commitment fee to the lenders under the 2022 Real Estate Facility in respect of the unused commitments thereunder at a rate set forth in the FRHP Credit Agreement.

All obligations under the 2022 Real Estate Facility and the guarantees of those obligations, are secured, subject to certain exceptions, by the mortgaged real property assets.

The 2022 Real Estate Facility contains a number of covenants that, among other things and subject to certain exceptions, restrict the ability of the borrowers and their restricted subsidiaries to:

•	incur additional indebtedness;
•	pay dividends, distributions, redemption of equity and other restricted payments;
•	make loans, advances and investments;
•	enter into agreements with negative pledge clauses or clauses restricting intercompany distributions;
•	engage in transactions with affiliates;
•	sell assets;
•	complete mergers, dissolutions, liquidations, consolidations, acquisitions, division transactions and other fundamental changes; and
•	create liens.

In addition, the 2022 Real Estate Facility requires the borrowers to comply with a minimum debt service coverage ratio of greater than 1.10 to 1.00 as of the last day of any fiscal quarter.

The 2022 Real Estate Facility includes customary representations and warranties of the Company and the borrowers, which must continue to be true and correct in all material respects as a condition to future draws. The 2022 Real Estate Facility also includes customary events of default in certain cases subject to customary notice or cure rights, following which, amounts outstanding under the 2022 Real Estate Facility may be accelerated.

This summary of the FRHP Credit Agreement does not purport to be a complete description and is qualified in its entirety by reference to the full text of the FRHP Credit Agreement, which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

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

10.1

Credit Agreement, dated as of October 27, 2022, by and among certain subsidiaries of FRHP Lincolnshire, LLC, as Holdings, certain subsidiaries of Holdings, as Borrowers, CWGS Group, LLC as Guarantor, Manufacturers and Traders Trust Company, as Administrative Agent, and the Financial Institutions Party thereto, as Lenders

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

Camping World Holdings, Inc.

Date: November 2, 2022	By:	/s/ Karin L. Bell
Karin L. Bell
Chief Financial Officer

(Authorized Officer and Principal Financial Officer and Principal Accounting Officer)