Form 10-K
period 2022-12-31
Camping World Holdings, Inc.
filed 2023-02-23
CIK 1669779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.◻

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ⌧

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, as of June 30, 2022, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $823,904,237. Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the Registrant as of such date have been excluded because such persons may be deemed to be affiliates.

As of February 17, 2023, the registrant had 44,466,636 shares of Class A common stock outstanding, 39,466,964 shares of Class B common stock outstanding, and one share of Class C common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to its 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2022 are incorporated herein by reference in Part III.

Camping World Holdings, Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2022

Summary of Principal Risk Factors

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. In evaluating our company, you should consider carefully this summary of risks and uncertainties described below together with the other information included in this Annual Report on Form 10-K (“Form 10-K”), including our consolidated financial statements and related notes included in Part II, Item 8, “Financial Statements and Supplementary Data” in this Form 10-K. The occurrence of any of the following risks may materially and adversely affect our business, financial condition, results of operations and future prospects:

●	Our business model is impacted by general economic conditions in our markets, including inflation and interest rates, and ongoing economic and financial uncertainties could cause a decline in consumer spending that could adversely affect our business, financial condition and results of operations.
●	Our business is affected by the availability of financing to us and our customers.
●	Fuel shortages, or higher prices for fuel, could have a negative effect on our business.
●	Our success depends to a significant extent on the well-being, as well as the continued popularity and reputation for quality, of our manufacturers, particularly Thor Industries, Inc. and Forest River, Inc.
●	Changes in consumer preferences for our products or our failure to gauge those preferences could lead to reduced sales and increased cost of sales and selling, general and administrative expenses.
●	Competition in the market for services, protection plans, products and resources targeting the RV lifestyle or RV enthusiast could reduce our revenue and profitability.
●	Our expansion into new, unfamiliar markets, businesses, product lines or categories presents increased risks that may prevent us from being profitable in these new markets, businesses, product lines or categories. Delays in opening or acquiring new retail locations could have a material adverse effect on our business, financial condition and results of operations.
●	Unforeseen expenses, difficulties, and delays encountered in connection with acquisitions and new store openings could inhibit our growth and negatively impact our profitability.
●	Failure to maintain the strength and value of our brands could have a material adverse effect on our business, financial condition and results of operations.
●	Our failure to successfully order and manage our inventory to reflect consumer demand in a volatile market and anticipate changing consumer preferences and buying trends has and may continue to have an adverse effect on our business, financial condition and results of operations.
●	Our same store revenue may fluctuate and may not be a meaningful indicator of future performance.
●	Our business is seasonal and this leads to fluctuations in revenues.
●	Disruptions or breaches involving our or our third-party providers’ information technology systems or network security, such as the cybersecurity incident disclosed in February 2022, could interrupt our operations, compromise our reputation, expose us to litigation, government enforcement actions and costly response measures and could have a material adverse effect on our business, financial condition and results of operations.
●	Our ability to operate and expand our business and to respond to changing business and economic conditions will depend on the availability of adequate capital.
●	Our Senior Secured Credit Facilities and our Floor Plan Facility contain restrictive covenants that may impair our ability to access sufficient capital and operate our business.

●	The COVID-19 pandemic has had, and could have in the future, certain negative impacts on our business, and such impacts may have a material adverse effect on our results of operations, financial condition and cash flows.
●	We may not successfully execute or achieve the expected benefits of our 2019 Strategic Shift (as defined below) or cost cutting or restructuring initiatives. The 2019 Strategic Shift may result in further asset impairment charges and adversely affect the Company’s business.
●	We primarily rely on our fulfillment and distribution centers for our retail, e-commerce and catalog businesses, and, if there is a natural disaster or other serious disruption at any such facility, we may be unable to deliver merchandise effectively to our stores or customers.
●	Natural disasters, whether or not caused by climate change, unusual weather conditions, epidemic outbreaks, terrorist acts or political events could disrupt our business and result in lower sales and otherwise adversely affect our financial performance.
●	Our operations are subject to a series of risks related to climate change and other environmental, social, and governance (“ESG”) matters.
●	We depend on our relationships with third-party providers of services, protection plans, products and resources and a disruption of these relationships or these providers’ operations could have an adverse effect on our business and results of operations.
●	Because certain of the products that we sell are manufactured abroad, we may face delays, new or increased tariffs, increased cost or quality control deficiencies in the importation of these products, which could reduce our net sales and profitability.
●	A portion of our net income is from financing, insurance and extended service contracts, which depend on third-party lenders and insurance companies. We cannot assure you that third-party lending institutions will continue to provide financing for RV purchases.
●	If we are unable to retain senior executives and attract and retain other qualified employees, our business might be adversely affected.
●	We are subject to risks associated with leasing substantial amounts of space.
●	Our private brand offerings expose us to various risks.
●	We could incur impairment charges for goodwill, intangible assets or other long-lived assets.
●	Our business is subject to numerous federal, state and local regulations and litigation risks.
●	We are subject to risks associated with our organizational structure.
●	There are risks associated with ownership of our Class A common stock.

BASIS OF PRESENTATION

As used in this Form 10-K, unless the context otherwise requires, references to:

●	“we,” “us,” “our,” the “Company,” “Camping World,” “Good Sam” and similar references refer to Camping World Holdings, Inc., and, unless otherwise stated, all of its subsidiaries, including

CWGS Enterprises, LLC, which we refer to as “CWGS, LLC” and, unless otherwise stated, all of its subsidiaries.
●	"Active Customer" refers to a customer who has transacted with us in any of the eight most recently completed fiscal quarters prior to the date of measurement. Unless otherwise indicated, the date of measurement is December 31, 2022, our most recently completed fiscal quarter.
●	“Continuing Equity Owners” refers collectively to ML Acquisition, funds controlled by Crestview Partners II GP, L.P. and the Former Profits Unit Holders and each of their permitted transferees that own common units in CWGS, LLC and who may redeem at each of their options their common units for, at our election (determined solely by our independent directors within the meaning of the rules of the New York Stock Exchange who are disinterested), cash or newly-issued shares of our Class A common stock. Direct exchanges of common units in CWGS, LLC by the Continuing Equity Owners with CWH for Class A common stock are included in the reference to “redemptions” in relation to common units in CWGS, LLC.
●	“Crestview” refers to Crestview Advisors, L.L.C., a registered investment adviser to private equity funds, including funds affiliated with Crestview Partners II GP, L.P.
●	“CWGS LLC Agreement” refers to CWGS, LLC’s amended and restated limited liability company agreement, as amended.
●	“Former Equity Owners” refers to those Original Equity Owners controlled by Crestview Partners II GP, L.P. that have exchanged their direct or indirect ownership interests in CWGS, LLC for shares of our Class A common stock in connection with the consummation of our initial public offering (“IPO”).
●	“Former Profits Unit Holders” refers collectively to our named executive officers (excluding Marcus Lemonis and Matthew Wagner), Andris A. Baltins and K. Dillon Schickli, who are members of our Board of Directors, and certain other current and former non-executive employees and former directors, in each case, who held common units of CWGS, LLC pursuant to CWGS, LLC’s equity incentive plan that was in existence prior to our IPO and received common units of CWGS, LLC in exchange for their profits units in CWGS, LLC.
●	“ML Acquisition” refers to ML Acquisition Company, LLC, a Delaware limited liability company, indirectly owned by each of Stephen Adams and our Chairman and Chief Executive Officer, Marcus Lemonis.
●	“ML Related Parties” refers to ML Acquisition and its permitted transferees of common units.
●	“ML RV Group” refers to ML RV Group, LLC, a Delaware limited liability company, wholly-owned by our Chairman and Chief Executive Officer, Marcus Lemonis.
●	“Original Equity Owners” refers to the direct and certain indirect owners of interests in CWGS, LLC, collectively, prior to the Reorganization Transactions and Recapitalization (as defined in Note 1 – Summary of Significant Accounting Policies and Note 18 – Stockholders’ Equity to our consolidated financial statements included in Part II, Item 8 of this Form 10-K, respectively) conducted in conjunction with our IPO, including ML Acquisition, funds controlled by Crestview Partners II GP, L.P. and the Former Profits Unit Holders.
●	“RV” refers to recreational vehicles.
●	“Tax Receivable Agreement” refers to the tax receivable agreement that the Company entered into with CWGS, LLC, each of the Continuing Equity Owners and Crestview Partners II GP, L.P. in connection with the Company’s IPO.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts contained in this Form 10-K may be forward-looking statements. Statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, including, among others, statements regarding the timeline for and benefits of our 2019 Strategic Shift; expected new retail location openings and closures, including greenfield locations and acquired locations; the impact of the COVID-19 pandemic on our business; the expected impact of the February 2022 cybersecurity incident; sufficiency of our sources of liquidity and capital and potential need for additional financing; our stock repurchase program; future capital expenditures and debt service obligations; refinancing, retirement or exchange of outstanding debt; expectations regarding industry trends and consumer behavior and growth; our ability to capture positive industry trends and pursue growth; our product offerings and strategy; inventory management; volatility in sales and potential impact of miscalculating the demand for our products or our product mix; expectations regarding increase of certain expenses in connection with our growth; cost reduction initiatives and expected cost savings; enhancements of wages and benefits of employees; expectations regarding our pending litigation, and our plans related to dividend payments, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “can,” “continue,” “could,” “designed,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would” or the negative of these terms or other similar expressions. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including the important factors described in this Form 10-K under Item 1A. Risk Factors and in our other filings with the Securities and Exchange Commission (“SEC”), that may cause our actual results, performance or achievements to differ materially and adversely from those expressed or implied by the forward-looking statements.

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

PART I

ITEM 1. BUSINESS

Overview

Camping World Holdings, Inc. (together with its subsidiaries) is America’s largest retailer of recreational vehicles (“RVs”) and related products and services. Our vision is to build a long-term legacy business that makes RVing fun and easy, and our Camping World and Good Sam brands have been serving RV consumers since 1966. We strive to build long-term value for our customers, employees, and shareholders by combining a unique and comprehensive assortment of RV products and services with a national network of RV dealerships, service centers and customer support centers along with the industry’s most extensive online presence and a highly-trained and knowledgeable team of associates serving our customers, the RV lifestyle, and the communities in which we operate. We also believe that our Good Sam organization and family of programs and services uniquely enables us to connect with our customers as stewards of the RV lifestyle. On December 31, 2022, we operated a total of 197 retail locations, with 196 of these selling and/or servicing RVs.

Business Strategy

Key elements of our business strategy are:

Offer a Unique and Comprehensive Assortment of RV Products and Services. We believe our product and service offerings represent the best and most comprehensive assortment of services, protection plans, products and resources in the RV industry. We also believe our used RV offering and reconditioning program are best in class and provide us with a unique strategic advantage in the market. Many of our offerings, including our Good Sam services and plans, our private label RVs, our digital retail experience through RVs.com, and our private label accessories, are unique to us and have been developed in collaboration with leading industry suppliers and RV enthusiasts. With more than 50 years of RV industry experience, 196 retail locations selling and/or servicing RVs, and 5.3 million Active Customers, we believe our size and scale allows us to deliver exceptional value to our customers.

Operate a National Network of RV Dealerships and Service Centers. As of December 31, 2022, we operated a national network of 196 RV dealerships and/or service centers. The majority of these RV dealerships and service centers are conveniently located off major highways and interstates in key RV markets, staffed with knowledgeable local team members offering expert advice and a comprehensive assortment of RV-related products and services. Our RV dealerships and service centers are a one-stop-shop for everything RV and give RV consumers peace of mind that they can find what they need when they need it in their local market or while traveling throughout the country.

Focus on Customer Service. We believe customer service is a critical component of our business. Our dealerships and service centers are staffed with knowledgeable local team members offering expert advice and a wide assortment of products and services. We currently operate call centers in Denver, CO, Bowling Green, KY, Greenville, NC, and Island Lake, IL. All associates at our call centers have been cross trained, and the call centers have redundant services and systems in place in the event of a power or connectivity disruption at one of our call center locations. Our goal is that every call – whether to one of our call centers or to a store – will be answered promptly by a live person. Our call center specialists are extensively trained to assist customers with complex orders and provide a level of service that leads to exceptional customer service and long-term customer relationships. In 2022, our call centers handled more than 2.3 million calls and responded to over 450,000 emails and social media communications.

Leverage Our Resources and Synergies. Our unique and comprehensive assortment of RV products and services, our national network of RV dealerships and service centers, our network of customer service and contact centers, and our online and e-commerce platforms all work together to service our customers and make RVing fun and easy. When a new customer transacts with us across any of our business areas, the new customer enters our database and we leverage customized customer relationship management (“CRM”) tools and pricing tools, such as the Good Sam RV Valuator, to actively and intelligently engage, service and promote other offerings and the RV lifestyle. We believe our size and scale allows us to deliver exceptional value to our customers.

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

In 2019, we made a strategic decision to refocus our business around our core RV competencies (the “2019 Strategic Shift”). This included the closure or divestiture of certain locations that did not have the ability or where it was not feasible to sell and/or service RVs. Additionally, the 2019 Strategic Shift included the exit of certain non-RV product categories. As of December 31, 2022, the activities under the 2019 Strategic Shift have been completed with the exception of certain lease termination costs and other associated costs relating to the leases of previously closed locations under the 2019 Strategic Shift. For more information on the impact to our 2022, 2021 and 2020 financial results, please see Note 5 – Restructuring and Long-lived Asset Impairment to our consolidated financial statements included in Part II, Item 8 of this Form 10-K.

Segments and Offerings

We operate two reportable segments: (i) Good Sam Services and Plans and (ii) RV and Outdoor Retail. See Note 22 — Segment Information to our consolidated financial statements included in Part II, Item 8 of this Form 10-K for further information regarding our reportable segments.

The following table presents revenue and gross profit details for our product and service offerings for the year ended December 31, 2022:

	Year Ended December 31, 2022
		Percent of		Percent of
($ in thousands)	Revenue(1)	Revenue	Gross Profit(2)	Gross Profit	Gross Margin

Good Sam Services and Plans	$192,128	2.8%	$120,162	5.3%	62.5%
New vehicles	3,228,077	46.3%	651,801	28.8%	20.2%
Used vehicles	1,877,601	26.9%	459,548	20.3%	24.5%
Products, service and other	999,214	14.3%	368,204	16.3%	36.8%
Finance and insurance, net	623,456	8.9%	623,456	27.6%	100.0%
Good Sam Club	46,537	0.7%	39,113	1.7%	84.0%
Total	$6,967,013	100.0%	$2,262,284	100.0%	32.5%
(1)	Components of revenue are presented after intersegment eliminations.
(2)	Gross profit is presented exclusive of depreciation and amortization, which is presented separately in operating expenses.

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

Our Good Sam Services and Plans segment offerings include:

●	Good Sam extended vehicle service contracts. We offer mechanical breakdown insurance underwritten and insured by a third party to members of the Good Sam Club. The contracts cover the cost of parts, labor and repairs to motorized and towable RVs as well as autos, pick-up trucks and sport utility vehicles. The third party assumes full underwriting risk associated with the contracts and we are compensated on a commission basis. As of December 31, 2022, we had approximately 62,000 contracts in force underwritten by the third party.
●	Good Sam roadside assistance plans. We offer roadside assistance plans for services such as towing, jump starting, tire changing, mobile mechanics and others. We contract with a third party to handle dispatch calls through its network of tow providers and we pay a fee per incident or call. As of December 31, 2022, we had approximately 814,000 contracts in force under our emergency roadside assistance plan.
●	Good Sam property and casualty insurance programs. We offer property and casualty insurance for RVs and other types of vehicles as well as home insurance underwritten by various insurance providers. We do not share the underwriting risk of the insurance programs and we receive a marketing fee based on the amount of premium paid to the insurance providers. For the year ended December 31, 2022, we sold, through third-party insurance providers, insurance policies with an aggregate net written premium of $319 million for which we earn a marketing fee.
●	Good Sam TravelAssist travel protection. We offer travel protection plans designed to assist travelers with medical emergency situations. The plans provide 24/7 coverage for emergency medical evacuation, return-home services, emergency medical monitoring, as well as other travel assistance services. We contract with a third party to offer travel protection plans through Good Sam TravelAssist, where the third party assumes the underwriting risk through third-party underwriters. As of December 31, 2022, we had approximately 275,000 contracts in force primarily underwritten by a third party.
●	Other activities. We produce certain monthly and annual RV focused consumer magazines, travel and planning directories and field guides. We also operate the Coast to Coast Club which provides access to and savings at private membership campgrounds, and our Good Sam Campground Solutions campground reservation platform.

RV and Outdoor Retail

Our RV and Outdoor Retail segment consists of all aspects of our RV dealership operations, which includes selling new and used RVs, assisting with the financing of new and used RVs, selling protection and insurance related services and plans for RVs, servicing and repairing new and used RVs, installing RV parts and accessories, and selling RV and outdoor related products, parts and accessories. Within our RV and Outdoor Retail business, we also operate the Good Sam Club, which we believe is the largest membership-

based RV organization in the world, with approximately 2.0 million members as of December 31, 2022. Membership benefits include a variety of discounts, exclusive benefits, specialty publications and other membership benefits, all of which we believe enhance the RV experience, drive customer engagement and loyalty, and provide cross-selling opportunities for our other products and services. A map depicting our national network of 196 RV dealerships and service centers as of December 31, 2022 is provided below:

Source: Statistical Surveys, Inc. (15 largest RV markets)

RV and Outdoor Retail segment offerings include:

●	New and Used Vehicles. A wide selection of new and used RVs across a range of price points, classes and floor plans. The table below contains a breakdown of our new RV unit sales and average selling price by RV class for 2022. Sales of new vehicles represented 46.3%, 47.7% and 51.8% of total revenue for 2022, 2021 and 2020, respectively. Sales of used vehicles represented 26.9%, 24.4% and 18.1% of total revenue for 2022, 2021, and 2020, respectively.

•	Vehicle financing. Through arrangements with third-party lenders we are able to facilitate financing for most of the new and used RVs we sell through our retail locations. Generally, our financing transactions are structured through long-term retail installment sales contracts with terms of up to 20 years, which we enter into with our customers on behalf of our third-party lenders. The retail installment sales contracts are then assigned on a non-recourse basis, with the third-party lender assuming underwriting and credit risk. In 2022, we facilitated financing transactions for approximately 79.9% of our total new units sold and 72.1% of our total used units sold for which we earn a commission from the third-party lender.
•	Protection Plans. We offer and sell a variety of protection plans and services to the purchasers of our RVs as part of the delivery process, as well as gap, tire and wheel, extended service, and paint and fabric protection plans. These products are primarily underwritten and administered by independent third parties, and we are primarily compensated on a commission basis.
•	Repair and Maintenance. We offer RV repair and maintenance services at the majority of our retail locations. With approximately 2,693 RV service bays across our national footprint, we are equipped to offer comprehensive repair and maintenance services for most RV components.
•	RV parts, accessories and installation services. We offer a wide range of RV parts, equipment, supplies and accessories, including towing and hitching products, satellite and GPS systems, electrical and lighting products, appliances and furniture, and other products for inside the RV, at the campsite, and around the campground. Our full-service repair facilities enable us to install all parts and accessories that we sell in our retail locations. We believe our ability to both sell and install parts and accessories affords us a competitive advantage over online and big box retailers, that do not have service centers designed to accommodate RVs, and over RV dealerships that do not offer a comprehensive selection of parts and accessories. While we do continue to offer some non-RV outdoor products and accessories, our focus is on providing products and services that are targeted toward RV enthusiasts and owners.

•	Collision repair and restoration. We offer collision repair services, including fiberglass front and rear cap replacement, windshield replacement, interior remodel solutions, and paint and body work, at many of our retail locations, and 63 of our retail locations are equipped with full body paint booths. We perform collision repair services for a number of insurance carriers.
•	Good Sam Club. The Good Sam Club is a membership organization that offers savings on a variety of products and services, including products purchased at any of our retail and online stores, discounts on nightly rates at affiliated Good Sam RV parks and other benefits related to the RV lifestyle. We believe the Good Sam Club is the largest membership-based RV enthusiast organization in the world. As of December 31, 2022, there were approximately 2.0 million members in our Good Sam Club.
•	Co-branded credit cards. We contract with Visa and Comenity Capital Bank to offer a Good Sam Rewards Visa® branded credit card, as well as Good Sam private label credit card. Cardholders receive enhanced rewards points, which are referred to as Good Sam Rewards, for money spent at our retail locations, on our e-commerce platforms, at gas stations and at private campgrounds across the U.S. and Canada. As of December 31, 2022, we had approximately 257,000 issued and open Good Sam co-branded credit card accounts.
•	Other activities. CW Design & Supply designs, manufactures, and distributes RV and camping furniture including our exclusive Thomasville Recreation brand, which features high-style designs that follow both classic and modern trends. We offer a variety of outdoor products and accessories through our the-house.com e-commerce business. Good Sam RV Rental provides a peer-to-peer RV rental marketplace.

Vehicle Sourcing and Dealer Agreements

We acquire new RVs for retail sale directly from the original equipment manufacturer. Our strategy is to partner with financially sound manufacturers that make high quality products, have adequate manufacturing capacity and distribution, and maintain an appropriate product mix. We have strategic relationships with leading RV manufacturers, including Thor Industries, Inc. and Forest River, Inc. As of December 31, 2022, Thor Industries and Forest River accounted for approximately 74.7% and 21.0%, respectively, of our new RV inventory. In certain instances, our manufacturing partners produce private label products exclusively available at our RV dealerships and through our e-commerce platforms.

Our supply arrangements with manufacturers are typically governed by dealer agreements, which are customary in the RV industry, made on a location-by-location basis, and each retail location typically enters into multiple dealer agreements with multiple manufacturers. Dealer agreements generally give us the right to sell certain RV makes and models within an exclusive designated area. The terms of these dealer agreements typically require us to, among other things, meet all the requirements and conditions of the manufacturer’s applicable programs, maintain certain minimum inventory requirements and meet certain retail sales objectives, perform services and repairs for all owners of the manufacturer’s RVs (regardless from whom the RV was purchased) that are still under warranty, stock certain of the manufacturer’s parts and accessories needed to service and repair the manufacturer’s RVs, actively advertise and promote the manufacturer’s RVs, and indemnify the manufacturer under certain circumstances.

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

Marketing and Advertising

The lifestyle element of the RV industry and the multi-year nature of many of our products and services provides the opportunity to build long-term relationships with our customers. Our marketing strategies are focused on developing awareness around our brands, products and services, and driving traffic to our stores and websites, and we utilize a combination of digital, social, email, direct mail, print materials, and traditional media, as well as online inventory listings to accomplish this. As part of our marketing efforts, we maintain a proprietary database of individuals and customer purchasing data that we utilize for direct mail, email, text messaging and telemarketing campaigns. As of December 31, 2022, this database contained over 28 million unique contacts. In addition, we are a title sponsor of the National Hot Rod Association (“NHRA”) Camping World Drag Racing Series and the naming rights sponsor of Camping World Stadium in Orlando, Florida.  In 2020, we introduced our first ever virtual consumer show with a five-day online event called the Ultimate RV Show. In 2022 and 2021, the Ultimate RV Show evolved to be a multi-channel experience that is both online and in store locations. These shows provide a strategic opportunity to expose first-time buyers and existing RV and outdoor sports enthusiasts to our product and services.

Trademarks and Other Intellectual Property

We own a variety of registered trademarks and service marks related to our brands and our services, protection plans, products and resources, including Good Sam, Camping World, and Overton’s. We also own the copyrights to certain articles in our publications and numerous domain names, including www.goodsamclub.com, www.campingworld.com, www.rv.com, www.rvs.com, www.rvrentals.com, www.highways.com, www.overtons.com, www.skis.com, www.snowboards.com, and www.the-house.com, among others. We believe that our trademarks and other intellectual property have significant value and are important to our marketing efforts. We do not know of any material pending claims of infringement or other challenges to our right to use our intellectual property in the United States or elsewhere. For additional information regarding our intellectual property, see Note 7 – Goodwill and Intangible Assets to our consolidated financial statements included in Part II, Item 8 of this Form 10-K.

Human Capital Resources

Our Talent

As of December 31, 2022, we had 12,942 full-time and 469 part-time or seasonal employees. None of our employees are represented by a labor union or are party to a collective bargaining agreement, and we have had no labor-related work stoppages. We believe that our employee relations are generally good.

Development

In November 2020, we launched an entity-wide online training platform with a curriculum that is tailored to each associate’s job function. This program includes interactive courses such as COVID-19 safety, communication, management, critical thinking, software skills, and workplace harassment and discrimination. Our learning and development team continues to create proprietary content for this training library. We have also invested in learning labs at the majority of our locations that provide for a dedicated space with the appropriate technology for employees to engage in their training programs.

Our service technicians are critical to providing the high-quality installation and repair services that our customers expect. Our Camping World Technical Institute (“CWTI”) includes full-time instructors at three dedicated campuses and one part-time campus as of December 31, 2022. The CWTI offers monthly 10-day training sessions to our service technicians. In 2022 and 2021, we provided Level 1 training to 470 and 357 service technicians through CWTI, respectively, and, despite the challenges faced with social distancing limitations as a result of COVID-19 safety precautions, we were able to train 101 new technicians on our Level 1 course in 2020.

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

Community Engagement

Since 2013, we have operated the Project Good Samaritan initiative, which encourages our associates to perform eight hours of volunteer work per quarter for a cause that is meaningful to that associate, such as local soup kitchens, food pantries, home building, meal distribution, recycling programs, homeless shelters, veteran programs, and nursing homes. Associates receive paid time off for these volunteer hours. In 2019, prior to the COVID-19 pandemic, 3,364 associates volunteered 51,680 hours in their communities under the program. During January and February of 2020, 840 associates volunteered 6,268 hours in their communities under the program, before the program was suspended as a safety precaution as a result of the COVID-19 pandemic. We plan to reactivate the program in 2023.

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

Seasonality

Historically, our business has been seasonal. Since recreational vehicles are primarily used by vacationers and campers during times of warmer weather, demand for our products and services tends to be highest in the spring and summer months and lowest in the winter months. As a result, our revenue and profitability has historically been higher in the second and third quarters than in the first and fourth quarters. On average over the last three years ended December 31, 2022, we generated 31.0% and 29.0% of our annual revenue in the second and third quarters, respectively, and 19.9% and 20.1% in the first and fourth quarters, respectively. For further discussion, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Seasonality” in Item 7 of Part II of this Form 10-K.

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

Risks Related to Our Business

Our business model is impacted by general economic conditions in our markets, including inflation and interest rates, and ongoing economic and financial uncertainties could cause a decline in consumer spending that could adversely affect our business, financial condition and results of operations.

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

Decreases in Active Customers, average spend per customer, or retention and renewal rates for our Good Sam services and plans would negatively affect our financial performance, and a prolonged period of depressed consumer spending could have a material adverse effect on our business. For instance, our Active Customers declined in 2022, at least in part as a result of the retail locations that were closed in 2020 relating to our 2019 Strategic Shift. In prior years, promotional activities and decreased demand for consumer products affected our profitability and margins, and this negative impact could return or worsen in future periods. In addition, adverse economic conditions may result in an increase in our operating expenses due to, among other things, higher costs of labor, energy, equipment and facilities, as well as higher tariffs. Due to fluctuations in the U.S. economy, our sales, operating and financial results for a particular period are difficult to predict, making it difficult to forecast results for future periods. Additionally, we are subject to economic fluctuations in local markets that may not reflect the economic conditions of the U.S. economy. Any of the foregoing factors could have a material adverse effect on our business, financial condition and results of operations.

In addition, the success of our recurring Good Sam services and plans depends, in part, on our customers’ use of certain RV websites and/or the purchase of services, protection plans, products and resources through participating merchants, as well as the health of the RV industry generally.

In addition, during recent periods we have faced, and may continue to face, increased competition from other businesses with similar product and service offerings. For example, our competitors have listed RVs at or below cost and we have had little visibility into our competitors or manufacturers’ inventories. As a result, we have responded and may need to further respond by establishing pricing, marketing and other programs or by seeking out additional strategic alliances or acquisitions that may be less favorable to us than we could otherwise establish or obtain in more favorable economic environments. Such programs have adversely impacted our gross margin, operating margin and selling, general and administrative expenses. In addition, declines in the national economy could cause merchants who participate in our programs to go out of business. Should the number of merchants entering bankruptcy rise, it is likely that the number of uncollectible accounts would also rise. These factors could have a material adverse effect on our business, financial condition and results of operations.

Our business is affected by the availability and cost of financing to us and our customers.

Our business is affected by the availability of financing to us and our customers. Generally, RV dealers, including us, finance their purchases of inventory with financing provided by lending institutions. As of December 31, 2022, we had up to $1.7 billion in maximum borrowing capacity under our Eighth Amended and Restated Credit Agreement for floor plan financing (the “Floor Plan Facility”) (see Note 4 ─ Inventories and Floor Plan Payables to our consolidated financial statements included in Part II, Item 8 of this Form 10-K). A decrease in the availability of this type of wholesale financing or an increase in the cost of such wholesale financing could prevent us from carrying adequate levels of inventory, which may limit product offerings and could lead to reduced revenues.

Furthermore, many of our customers finance their RV purchases. Consumer credit market conditions continue to influence demand, especially for RVs, and may continue to do so. There continue to be fewer lenders, more stringent underwriting and loan approval criteria, and greater down payment requirements than in the past. Deteriorating economic conditions as a result of federal government action to control inflation, such as higher interest rates, increased unemployment, financial market uncertainty, decreases in disposable income, declines in consumer confidence, economic slowdowns or recessions may negatively impact credit conditions or credit worthiness of our customers, and adversely affect the ability of consumers to finance potential purchases at acceptable terms and interest rates. This could result in a decrease in sales of our products and have a material adverse effect on our business, financial condition and results of operations.

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

Thor Industries, Inc. and Forest River, Inc. supplied approximately 74.7% and 21.0%, respectively, of our new RV inventory as of December 31, 2022. We depend on our manufacturers to provide us with products that compare favorably with competing products in terms of quality, performance, safety and advanced features. Any adverse change in the production efficiency, product development efforts, technological advancement, marketplace acceptance, reputation, marketing capabilities or financial condition of our manufacturers, particularly Thor Industries, Inc. and Forest River, Inc., could have a substantial adverse impact on our business. Any difficulties encountered by any of these manufacturers, resulting from economic, financial, or other factors, could adversely affect the quality and amount of products that they are able to supply to us, and the services and support they provide to us.

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

We cannot be certain that historical consumer preferences for RVs in general, and any related products, will remain unchanged. RVs are generally used for recreational purposes, and demand for our products may be adversely affected by competition from other activities that occupy consumers’ leisure time and by changes in consumer lifestyle, usage pattern, or taste. Similarly, an overall decrease in consumer leisure time may reduce consumers’ willingness to purchase our products. During the COVID-19 pandemic, we experienced significant acceleration in our in-store traffic and revenue trends in May 2020 continuing into the quarter ended June 30, 2021 and demand in new and used vehicles remained elevated through the remainder of 2021 and into the beginning of 2022. The industry saw an influx of new first-time participants because RVs allow people to travel in a safe and socially distant manner during the COVID-19 crisis. These trends have slowed and may not continue in the future. Over the past several years, we have seen a shift in our overall sales mix towards new travel trailer vehicles, which, prior to the COVID-19 pandemic, had led to declines in our average selling price of a new vehicle unit. From 2015 to 2022, new vehicle travel trailer units as a percent of total new vehicles increased from 62% to 76% of total new vehicle unit sales but from 2015 to 2022 our average selling price of a new vehicle unit increased from $39,853 to $45,834. As a result of the lower industry supply of travel trailers and motorhomes for much of 2021, both average cost and average sales price have increased. If supply chain costs decline over the next twelve months, average sales price may again decline and impact our same store revenue.

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

As a result of any future expansion into new, unfamiliar markets, businesses, product lines or categories, we may have less familiarity with local consumer preferences and less business, product or category knowledge with respect to new businesses, product lines or categories, and could encounter difficulties in attracting customers due to a reduced level of consumer familiarity with our brands or reduced product or category knowledge. Other factors that may impact our ability to open or acquire new retail locations in new markets and to operate them profitably or acquire new businesses, product lines or categories, many of which are beyond our control, include:

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

Our success depends on the value and strength of our key brands, including Good Sam and Camping World. These brands are integral to our business as well as to the implementation of our strategies for expanding our business. Maintaining, enhancing, promoting and positioning our brands, particularly in new markets where we have limited brand recognition, will depend largely on the success of our marketing and merchandising efforts and our ability to provide high quality services, protection plans, products and resources and a consistent, high quality customer experience. Our brands could be adversely affected if we fail to achieve these objectives, if we fail to comply with local laws and regulations, if we are subject to publicized litigation or if our public image or reputation were to be tarnished by negative publicity. Some of these risks may be beyond our ability to control, such as the effects of negative publicity regarding our manufacturers, suppliers or third-party providers of services or negative publicity related to members of management. Any of these events could result in decreases in revenues. Further, maintaining, enhancing, promoting and positioning our brands’ image may require us to make substantial investments, which could adversely affect our cash flow, and which may ultimately be unsuccessful. These factors could have a material adverse effect on our business, financial condition and results of operations.

Our failure to successfully order and manage our inventory to reflect consumer demand in a volatile market and anticipate changing consumer preferences and buying trends has and may continue to have an adverse effect on our business, financial condition and results of operations.

Our success depends upon our ability to successfully manage our inventory and to anticipate and respond to merchandise trends and consumer demands in a timely manner. Our products are intended to appeal to consumers who are, or could become, RV owners and enthusiasts across North America. The preferences of these consumers cannot be predicted with certainty and are subject to change. Further, the retail consumer industry, by its nature, is volatile and sensitive to numerous economic factors, including consumer preferences, competition, market conditions, general economic conditions and other factors outside of our control. We typically order merchandise well in advance of the following selling season making it difficult for us to respond rapidly to new or changing product trends, increases or decreases in consumer demand or changes in prices. If we misjudge either the market for our merchandise or our consumers’ purchasing habits in the future, our revenues may decline significantly, and we may not have sufficient quantities of merchandise to satisfy consumer demand or sales orders, or we may be required to discount excess inventory, either of which could have a material adverse effect on our business, financial condition and results of operations. For example, in the normal course of business, we periodically will implement discounting to reduce our excess RV inventory and, during the fourth quarter of 2022, we used clearance and discounted pricing on certain categories within our products, services, and other offerings to reduce our retail inventory levels. In addition, we have exited certain non-RV retail categories because we felt those categories did not have sufficient demand or sales margins to justify our inventory levels. These activities have negatively impacted our gross margin, operating margin and selling, general and administrative expenses.

Our same store revenue may fluctuate and may not be a meaningful indicator of future performance.

Our same store revenue may vary from quarter to quarter. In addition to the above risk factors a number of additional factors have historically affected, and will continue to affect, our same store revenue results, including:

●	changes or anticipated changes to regulations related to some of the products we sell or to the localities in which we operate, such as the regulations passed in December 2021 by the California Air Resources Board that will prohibit the sale of gas-powered generators in California beginning in 2028;
●	our ability to provide quality customer service that will increase our conversion of shoppers into paying customers;

●	atypical weather patterns;
●	changes in our product mix;
●	changes in sales of Good Sam services and plans and retention and renewal rates for our annually renewing Good Sam services and plans; and
●	changes in pricing and average unit sales.

An unanticipated decline in revenues or same store revenue may cause the price of our Class A common stock to fluctuate significantly.

Our business is seasonal and this leads to fluctuations in revenues.

We have experienced, and expect to continue to experience, variability in revenue, net income and cash flows as a result of annual seasonality in our business. The RV outdoor and active sports specialty retail industries are cyclical and, because RVs are used primarily by vacationers and campers, demand for services, protection plans, products and resources generally declines during the winter season, while sales and profits are generally highest during the spring and summer months. In addition, unusually severe weather conditions in some geographic areas may impact demand.

On average, over the three years ended December 31, 2022, we have generated 31.0% and 29.0% of our annual revenue in the second and third fiscal quarters, respectively, which include the spring and summer months. We have historically incurred additional expenses in the second and third fiscal quarters due to higher purchase volumes, increased staffing in our retail locations and program costs. If, for any reason, we miscalculate the demand for our products or our product mix during the second and third fiscal quarters, our sales in these quarters could decline, resulting in higher labor costs as a percentage of sales, lower margins and excess inventory, which could have a material adverse effect on our business, financial condition and results of operations.

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

The operation of our business, the rate of our expansion and our ability to respond to changing business and economic conditions depend on the availability of adequate capital, which in turn depends on cash flow generated by our business and, if necessary, the availability of equity or debt capital. We also require sufficient cash flow to meet our obligations under our existing debt agreements. (See “Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Description of Senior Secured Credit Facilities and Floor Plan Facility” in Item 7 of Part II of this Form 10-K). We cannot assure you that our cash flow from operations or cash available under our financing agreements, including our $65.0 million revolving credit facility (the “Revolving Credit Facility”) or our floor plan financing through the Floor Plan Facility, will be sufficient to meet our needs. If we are unable to generate sufficient cash flows from operations in the future, and if availability under our Revolving Credit Facility or our Floor Plan Facility is not sufficient, or if additional borrowings under our Real Estate Facilities (as defined in Note 9 — Long-Term Debt to our consolidated financial statements included in Item 8 of Part II of this Form 10-K) are unavailable, we may have to obtain additional financing. If we obtain additional capital by issuing equity, the interests of our existing stockholders will be diluted. If we incur additional indebtedness, that indebtedness may contain significant financial and other covenants that may significantly restrict our operations.

Certain of our indebtedness, such as our Senior Secured Credit Facilities (as defined below) bears interest at variable interest rates based on the London Inter-bank Offered Rate (“LIBOR”). Although we expect that the capital and debt markets will cease to use LIBOR as a benchmark in the near future and the administrator of LIBOR announced its intention to extend the publication of most tenors of LIBOR for U.S. dollars through June 30, 2023, we cannot predict whether or when all tenors of U.S. dollar LIBOR will actually cease to be available, at which point the Secured Overnight Funding Rate, or SOFR, will become the market benchmark in its place or what impact such a transition may have on our interest rates, business, financial condition and results of operations.

Our Senior Secured Credit Facilities and our Floor Plan Facility contain restrictive covenants that may impair our ability to access sufficient capital and operate our business.

Our senior secured credit facilities, comprised of our Revolving Credit Facility and our $1.4 billion term loan facility (the “Term Loan Facility” and together with the Revolving Credit Facility, the “Senior Secured Credit Facilities”) and our Floor Plan Facility contain various provisions that limit our ability to, among other things:

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

The COVID-19 pandemic has had, and could have in the future, certain negative impacts on our business, and such impacts may have a material adverse effect on our results of operations, financial condition and cash flows. Other future pandemics or health crises may have similar material adverse impacts on our business.

The public health crisis caused by the COVID-19 pandemic and the measures taken by governments, businesses, including us and our vendors, and the public at large to limit the impact of COVID-19 had, and could again have in the future, certain negative impacts on our business including, without limitation, the following:

●	delays in the delivery of certain products from our vendors as a result of shipping delays;
●	temporary facility closures, production slowdowns and disruption to operations;
●	increased product costs or shortages;
●	traffic at our retail locations or reduced demand for our products and services;
●	labor shortages including for key positions;
●	financial impacts that could cause one or more of our counterparty financial institutions to fail or default on their obligations to us or for us to default on one or more of our credit agreements;
●	potential significant impairment charges with respect to noncurrent assets, including goodwill, other intangible assets, and other long-lived assets, as well as inventory whose fair values may be negatively affected ; and
●	heightened cybersecurity risks during periods of increased remote working.

Other future pandemics or health crises may have similar material adverse impacts on our business.

We may not successfully execute or achieve the expected benefits of our 2019 Strategic Shift or cost cutting or restructuring initiatives. The 2019 Strategic Shift may result in further asset impairment charges and adversely affect the Company's business.

In the third fiscal quarter of 2019, we announced the 2019 Strategic Shift. As of December 31, 2022, the activities under the 2019 Strategic Shift have been completed with the exception of certain lease termination costs and other associated costs relating to the leases of previously closed locations under the 2019 Strategic Shift. The process of identifying subtenants and negotiating lease terminations had been delayed in part due to the COVID-19 pandemic and is expected to continue. The timing of these negotiations will vary as both subleases and terminations are contingent on landlord approvals and the costs may be greater than expected. In addition, the Company may need to incur further impairment charges to its long-lived assets, including its operating lease assets, as a result of the 2019 Strategic Shift. As of December 31, 2022, the Company had 11 leases relating to the 2019 Strategic Shift that had not been terminated or sublet.

In addition, from time to time, we engage in cost cutting or restructuring initiatives to try to streamline our organizational footprint. These initiatives may not have the intended benefits and may result in unintended consequences and costs, such as the loss of institutional knowledge and expertise, attrition beyond the intended number of employees impacted by any reduction in force, and decreased morale among our remaining employees. If we are unable to realize the anticipated benefits from our cost cutting or restructuring initiatives, or if we experience significant adverse consequences from such initiatives, our business, financial condition, and results of operations may be materially adversely affected.

We primarily rely on our fulfillment and distribution centers for our retail, e-commerce and catalog businesses, and, if there is a natural disaster or other serious disruption at any such facility, we may be unable to deliver merchandise effectively to our stores or customers.

We handle almost all of our e-commerce and catalog orders and distribution to our retail stores through fulfillment and distribution facilities (see “Item 2. Properties” under Part I of this Form 10-K). We closed one of these fulfillment and distribution facilities in January 2023. Any natural disaster or other serious disruption at any such facility due to fire, tornado, earthquake, flood or any other cause could damage our on-site inventory or impair our ability to use such distribution and fulfillment center. While we maintain business interruption insurance, as well as general property insurance, the amount of insurance coverage may not be sufficient to cover our losses in such an event. Any of these occurrences could impair our ability to adequately stock our stores or fulfill customer orders and harm our results of operations.

Natural disasters, whether or not caused by climate change, unusual weather conditions, epidemic outbreaks, terrorist acts and political events could disrupt business and result in lower sales and otherwise adversely affect our financial performance.

The occurrence of one or more natural disasters, such as tornadoes, hurricanes, fires, droughts, floods, hail storms and earthquakes, unusual weather conditions, epidemic outbreaks such as Ebola, Zika virus, novel coronavirus or measles, terrorist attacks or disruptive political events in certain regions where our stores are located could adversely affect our business and result in lower sales. Severe weather, such as heavy snowfall or extreme temperatures, may discourage or restrict customers in a particular region from traveling to our stores or utilizing our products, thereby reducing our sales and profitability. Natural disasters including tornadoes, hurricanes, droughts, floods, hailstorms and earthquakes may damage our stores or other operations, which may materially adversely affect our consolidated financial results. The public health crisis caused by the COVID-19 pandemic and the measures taken by governments, businesses, including us and our vendors, and the public at large to limit COVID-19's spread have had, and could again have in the future, certain negative impacts on our business including product shortages and reduced customer demand for our products. In addition to business interruption, our retail business is subject to substantial risk of property loss due to the concentration of property at our retail locations. Climate change may impact the frequency and/or intensity of such events as well as cause chronic changes, such as changes in temperature or precipitation patterns or sea-level rise, that may also have an adverse impact on our operations, including but not limited to a change in consumer behavior. To the extent these events also impact one or more of our key suppliers or result in the closure of one or more of our distribution centers or our corporate headquarters, we may be unable to maintain inventory balances, maintain delivery schedules or provide other support functions to our stores. Our insurance coverage may also be insufficient to cover all losses related to such events, or changing climatic conditions may make it so that we are not able to obtain sufficient insurance coverage on terms that we find acceptable. Any of these events could have a material adverse effect on our business, financial condition and results of operations.

We depend on our relationships with third-party providers of services, protection plans, products and resources and a disruption of these relationships or of these providers’ operations could have an adverse effect on our business and results of operations.

Our business depends in part on developing and maintaining productive relationships with third-party providers of services, protection plans, products and resources that we market to our customers. During the year ended December 31, 2022, we sourced our products from over 2,800 domestic and international vendors. Additionally, we rely on certain third-party providers to support our services, protection plans, products and resources, including insurance carriers for our property and casualty insurance and extended service contracts, banks and captive financing companies for vehicle financing and refinancing, Comenity Capital Bank as the issuer of our co-branded credit card, and a tow provider network for our roadside assistance programs. We cannot accurately predict when, or the extent to which, we will experience any disruption in the supply of products from our vendors or services from our third-party providers. Any such disruption could negatively impact our ability to market and sell our services, protection plans, products and resources, which could have a material adverse effect on our business, financial condition and results of operations. In addition, Comenity Capital Bank could decline to renew our services agreement or become insolvent and unable to perform our contract, and we may be unable to timely find a replacement bank to provide these services.

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

A portion of the products that we purchase for resale, including those purchased from domestic suppliers, is manufactured abroad in China and other countries. In addition, we believe most of our private label merchandise is manufactured abroad. Trade tensions between the United States and China, Russia and other countries has escalated in recent years. We may not be able to mitigate the impacts of any future tariffs, and our business, results of operations and financial position would be materially adversely affected. As a result, our foreign imports, in particular imports from China, subject us to the risks of changes in, or the imposition of new import tariffs, duties or quotas, new restrictions on imports, loss of “most favored nation” status with the United States for a particular foreign country, antidumping or countervailing duty orders, retaliatory actions in response to illegal trade practices, work stoppages, delays in shipment, freight expense increases, product cost increases due to foreign currency fluctuations or revaluations and economic uncertainties. If any of these or other factors were to cause a disruption of trade from the countries in which the suppliers of our vendors are located or impose additional costs in connection with the purchase of our products, we may be unable to obtain sufficient quantities of products to satisfy our requirements and our results of operations could be adversely affected.

Additionally, there are increasing expectations that companies monitor the environmental and/or social performance of their suppliers, including compliance with a variety of labor practices. There is also increased attention regarding the end of life considerations for products like ours, and we could experience increased expectations and regulations that effect our ability to manufacture and sell our products.  Compliance with emerging expectations and regulations can be costly, require us to establish or augment programs to diligence or monitor our suppliers, or, in the case of legislation such as the Uyghur Forced Labor Prevention Act, to design supply chains to avoid certain regions altogether. To the extent that any foreign manufacturers which supply products to us directly or indirectly utilize quality control standards, labor practices or other practices that vary from those legally mandated or commonly accepted in the United States, we could be hurt by a variety of adverse impacts, including but not limited to any resulting negative publicity or, in some cases, face potential liability or a denial of import for our products.

A portion of our net income is from financing, insurance and extended service contracts, which depend on third-party lenders and insurance companies. We cannot assure you that third-party lending institutions will continue to provide financing for RV purchases.

A portion of our net income comes from the fees we receive from lending institutions and insurance companies for arranging financing and insurance coverage for our customers unless customers prepay the financing within a specified period (generally within six months of making the loan), in which case we are required to rebate (or “chargeback”) all or a portion of the commissions paid to us by the lending institution. Our revenues from financing fees and vehicle service contract fees are recorded net of a reserve for estimated future chargebacks based on historical operating results. Lending institutions may change the criteria or terms they use to make loan decisions, which could reduce the number of customers for whom we can arrange financing, or may elect to not continue to provide these products with respect to RVs. Our customers may also use the internet or other electronic methods to find financing alternatives. If any of these events occur, we could lose a significant portion of our income and profit. Our arrangements with lending institutions are typically governed by retail dealer agreements, which are customary in the RV industry. Our retail dealer agreements with lenders are generally made on a location by location basis, and each retail location typically enters into multiple retail dealer agreements with multiple lending institutions. These retail dealer agreements may contain affirmative obligations that we must comply with.

Furthermore, new and used vehicles may be sold and financed through retail installment sales contracts entered into between us and third-party purchasers. Prior to entering into a retail installment sales contract with a third-party purchaser, we typically have a commitment from a third-party lender for the assignment of such retail installment sales contract, subject to final review, approval and verification of the retail installment sales contract, related documentation and the information contained therein. Retail installment sales contracts are typically assigned by us to third-party lenders simultaneously with the execution of the retail installment sales contracts. Contracts in transit represent amounts due from third-party lenders from whom pre-arranged assignment agreements have been determined, and to whom the retail installment sales contracts have been assigned. We recognize revenue from the sale of new and used vehicles upon completion of the sale to the customer. Conditions to completing a sale include having an agreement with the customer, including pricing, whereby the sales price must be reasonably expected to be collected and having control transferred to the customer. Funding from the third-party lender is provided upon receipt, final review, approval and verification of the retail installment sales contract, related documentation and the information contained therein. Retail installment sales contracts are typically funded within ten days of the initial approval of the retail installment sales contract by the third-party lender. Contracts in transit are included in current assets in our consolidated financial statements included in Item 8 of Part II of this Form 10-K and totaled $50.3 million and $57.7 million as of December 31, 2022 and December 31, 2021, respectively. Any defaults on these retail installment sales contracts could have a material adverse effect on our business, financial condition and results of operations.

If we are unable to retain senior executives and attract and retain other qualified employees, our business might be adversely affected.

Our success depends in part on our ability to attract, hire, train and retain qualified managerial, sales, marketing, and service personnel. Competition for these types of personnel is high. We may be unsuccessful in attracting and retaining the personnel we require to conduct our operations successfully and, in such an event, our business could be materially and adversely affected. Our success also depends to a significant extent on the continued service and performance of our senior management team, including our Chairman and Chief Executive Officer, Marcus Lemonis. The loss of any member of our senior management team could impair our ability to execute our business plan and could therefore have a material adverse effect on our business, results of operations and financial condition. Additionally, certain members of our management team, including Mr. Lemonis, currently pursue and may continue to pursue other business ventures, which could divert their attention from executing on our business plan and objectives. We do not currently maintain key-man life insurance policies on any member of our senior management team or other key employees.

We are subject to risks associated with leasing substantial amounts of space.

We lease the majority of the real properties where we have retail operations as well as certain corporate offices and distribution centers. Our leases generally provide for fixed monthly rentals with escalation clauses and range from five to twenty years. The profitability of our business is in part dependent on renewing leases for stores in desirable locations and, if necessary, identifying and closing underperforming stores or relocating these stores to alternative locations in a cost-effective manner. Typically, a large portion of a store’s operating expense is the cost associated with leasing the location.

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

We have a significant amount of goodwill, intangible assets and other long-lived assets. At least annually, we review goodwill for impairment. Long-lived assets, operating lease assets, identifiable intangible assets and goodwill are also reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable from future cash flows. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. If the carrying value of a long-lived asset is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value. Our determination of future cash flows, future recoverability and fair value of our long-lived assets as well as the reporting unit fair value used in our goodwill analysis include significant estimates and assumptions. Changes in those estimates or assumptions or lower than anticipated future financial performance may result in the identification of an impaired asset and a non-cash impairment charge, which could be material. See Note 5 — Restructuring and Long-Lived Asset Impairment to our consolidated financial statements included in Item 8 of Part II of this Form 10-K for a discussion of impairment charges for the year ended December 31, 2022. We may in the future identify additional impairment charges and any such charges could adversely affect our business, financial condition and results of operations.

If we redeem or repurchase shares of our stock in the future, we could be subject to a newly enacted excise tax.

The Inflation Reduction Act of 2022 was recently signed into law, which, among other things, imposed a new 1% excise tax on the fair market value of stock redeemed or repurchased by publicly traded corporations on or after January 1, 2023, subject to certain exceptions. The Company maintains a stock repurchase program. If we redeem or repurchase shares of our stock in the future, under our current stock repurchase program or otherwise, we could be subject to this excise tax, unless the redemptions or repurchases qualify for any of the exceptions that are provided in the Inflation Reduction Act or in future regulations or rules. Any such excise tax would be a liability of the Company and could increase the amount of tax that we are required to pay.

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

We are subject to a number of laws and regulations relating to consumer protection, information security, data protection and privacy. Many of these laws and regulations are still evolving and could be interpreted in ways that could harm our business or limit the services we are able to offer. In the area of information security and data protection, the laws in several states in the United States and most countries require companies to implement specific privacy and information security controls and legal protections to protect certain types of personally identifiable information and to collect or use it subject to disclosures and certain consent-based requirements. Likewise, most states in the United States and most countries have laws in place requiring companies to notify users if there is a security breach that compromises certain categories of their personally identifiable information. Any failure on our part to comply with these laws may subject us to significant liabilities. For example, the California Consumer Privacy Act (“CCPA”) establishes a new privacy framework that expands the definition of personal information, establishes new data privacy rights for consumers residing in the State of California, imposes special rules on the collection of consumer data from minors, creates new notice obligations and new limits on the sale of personal information, and creates a new and potentially severe statutory damages framework for (i) violations of the CCPA and (ii) businesses that experience certain types of data breaches. Additionally, as of January 1, 2023, the majority of the provisions in the California Privacy Rights Act (“CPRA”), went into effect in California. The CPRA imposes additional data protection obligations on companies doing business in California, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It also creates a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. Additional compliance investment and potential business process changes may continue to be required as additional provisions of the CPRA go into effect. Several other states, including Colorado and Virginia, have enacted or are in the process of proposing legislation that mirrors may aspects of the CCPA and CPRA.

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

Our operations involve the use, handling, storage and contracting for recycling and/or disposal/discharge of materials such as motor oil and filters, transmission fluids, antifreeze, refrigerants, paints, thinners, batteries, cleaning products, lubricants, degreasing agents, tires and propane. Consequently, our business is subject to a complex variety of federal, state and local requirements that regulate the environment, public health and safety, and we may incur significant costs to comply with such requirements, which costs may increase if existing laws and regulations are revised or reinterpreted or if new laws and regulations become applicable to our operations. Certain of our operations may also require permits or other approvals, which may delay our ability to execute on portions of our business strategy. Our failure to comply with these regulations could cause us to become subject to fines and penalties or otherwise have an adverse impact on our business. In addition, we have indemnified certain of our landlords for any hazardous waste which may be found on or about property we lease. Certain environmental laws may prescribe liability to us for environmental contamination without regard to fault or legality of the action at the time of its occurrence. If any such hazardous waste were to be found on property that we occupy, a significant claim giving rise to our indemnity obligation could have a negative effect on our business, financial condition and results of operations.

Our operations are subject to a series of risks related to climate change and other environmental, social, and governance (“ESG”) matters.

Regulatory, market, and other changes to respond to climate change may adversely impact our business, financial condition, or results of operations. The United States Environmental Protection Agency has adopted rules under existing provisions of the federal Clean Air Act that require a reduction in emissions of greenhouse gases from motor vehicles. The adoption of any laws or regulations requiring significant increases in fuel economy requirements or new federal or state restrictions on vehicles and automotive fuels in the United States could adversely affect demand for those vehicles and could have a material adverse effect on our business, financial condition and results of operations.

Additionally, there is increasing environmental consciousness among consumers, which may result in decreased demand for certain of our current product or service offerings. Developing alternatives that satisfy the market’s evolving expectations of, among other things, vehicle emissions profiles may require us to incur significant costs. Additionally, there are several competing alternatives to replace petroleum-based fuels for vehicles, including but not limited to: electricity, hydrogen, and compressed and/or renewable gas. To the extent potential customers prefer technologies different from those used in the vehicles we offer for sale, then demand for such vehicles may not develop as quickly as we expect, or at all.

Reporting expectations for various ESG topics are also increasing, with a variety of customers, capital providers, and regulators seeking increased information on ESG-related risks. For example, the Securities and Exchange Commission has proposed a rule that, if finalized, may require us to incur significant costs to assess and disclose on a range of climate-related data and risks. Increased scrutiny from various parties may also result in increased compliance costs and increased legal risks, whether through enforcement actions or litigation, whether or not such claims have any merit.

While we may at times engage in voluntary initiatives (such as voluntary disclosures, certifications, or goals, among others) or commitments to improve the ESG profile of our company and/or products, such initiatives or achievements of such commitments may be costly and may not have the desired effect. Expectations around company’s management of ESG matters continues to evolve rapidly, in many instances due to factors that are out of our control. If we do not, or are perceived to not, take sufficient action to address ESG matters and related stakeholder expectations, we may suffer reputational damage and may be subject to investor or regulator engagement, even if our efforts are currently voluntary. All of these risks may also impact our suppliers or customers, which may indirectly impact our business, financial condition, or results of operations.

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

In addition, we and our third-party providers have access to, collect, process and maintain private or confidential information regarding our customers, club members, associates and suppliers, as well as our business. For example, we have over 28 million unique contacts in our database as of December 31, 2022. This customer database includes information about our approximately 2.0 million club members and our 5.3 million Active Customers as of December 31, 2022.

We and our third-party providers experience cyberattacks and security incidents from time to time. For example, in February 2022, we announced the occurrence of a cybersecurity incident that resulted in the encryption of certain IT Systems and theft of certain data and information (the “Cybersecurity Incident”). The Cybersecurity Incident resulted in our temporary inability to access certain of our IT Systems, caused by the disabling of some of our IT Systems by the threat actor and our temporarily taking certain other IT Systems offline as a precautionary measure. We engaged leading outside forensics and cybersecurity experts, launched containment and remediation efforts and a forensic investigation, which was completed as of September 30, 2022. We are continuing to take measures to enhance our IT Systems. Through our investigation, we identified that personal information of approximately 30,000 individuals was acquired without authorization, including, depending on the individual, dates of birth, Social Security numbers, and driver’s license numbers. We complied with notification obligations in accordance with relevant law and are continuing to cooperate with law enforcement.

We have incurred costs related to investigation, containment, and remediation and expect to continue to incur incremental costs for the remediation of the Cybersecurity Incident, including legal and other professional fees, and investments to enhance the security of our IT Systems. Other actual and potential consequences include, but are not limited to, negative publicity, reputational damage, lost trust with customers, and regulatory enforcement action. In December 2022, three putative class action complaints were filed against us and certain of our subsidiaries arising out of the Cybersecurity Incident. This litigation could result in financial judgments or the payment of settlement amounts and disputes with insurance carriers concerning coverage.

Despite our security controls and measures, we are vulnerable to threats resulting from malware (for example, ransomware), viruses, misconduct by external or inside actors, social engineering, human error by associates and contractors, as well as from bugs, misconfigurations and vulnerabilities in our software code. We are also vulnerable to further successful cyberattacks, security breaches and disruptions to our IT Systems and our electronic data and information assets, in addition to damage or interruption from earthquakes, acts of war or terrorist attacks, floods, fires, tornadoes, hurricanes, power loss and outages, computer and telecommunications failures and similar incidents. Some of our systems are not fully redundant, and our disaster recovery planning cannot account for all eventualities. The COVID-19 pandemic also presented additional operational and cybersecurity risks due to the prevalence of work-from-home arrangements.

We expect cyberattacks to accelerate going forward. Threat actors are becoming more sophisticated and difficult to anticipate or deflect as they increasingly use tools and techniques designed to circumvent security controls, to avoid detection, and to remove forensic evidence that may be needed to effectively identify, investigate and remediate attacks. Any errors or vulnerabilities in our IT Systems, damage to or failure of our IT Systems, or significant breach of club member, customer, employee, supplier, or company data, could result in interruptions in our services, noncompliance with certain regulations, substantial negative media attention, damage to our club member, customer and supplier relationships and our reputation, exposure to litigation (including class actions), regulatory investigations, and lost sales, fines, penalties, lawsuits, and increased remediation costs, any or all of which could have a material adverse effect on our business, financial condition and results of operations. Any remediation measures that we have taken or that we may undertake in the future in response to the Cybersecurity Incident or other security breaches may be insufficient to prevent future attacks.

In addition, the regulatory environment surrounding information security and privacy is increasingly demanding, with the frequent imposition of new and constantly changing requirements across our business. For example, recent amendments to the Safeguards Rule of the Gramm-Leach-Bliley Act will require covered financial institutions to adopt specific data security measures effective as of June 9, 2023. In addition, customers have a high expectation that we will adequately protect their personal information from cyberattack or other security breaches. A significant breach of club member, customer, employee, supplier, or company data could attract a substantial amount of negative media attention, damage our club member, customer and supplier relationships and our reputation, and result in lost sales, fines and/or lawsuits, and new laws such as the CCPA impose statutory damages for certain types of data breaches that affect the personal information of consumers.

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

Any increase in the frequency and size of these claims, as compared to our experience in prior years, may cause the premium that we are required to pay for insurance to increase significantly and may negatively impact future insurance costs. It may also increase the amounts we pay in punitive damages, not all of which may be covered by our insurance.

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

We have been named in the past, are currently named and may be named in the future as defendants of class action lawsuits. We have been subject to securities class action litigation and may be subject to similar or other litigation in the future. For information regarding these lawsuits, refer to Note 13, Commitments and Contingencies – Litigation of our consolidated financial statements included in Part II, Item 8 of this Form 10-K.

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

We are a holding company and had no material assets as of December 31, 2022, other than our ownership of 42,440,940 common units, representing a 50.2% economic interest in the business of CWGS, LLC, and cash of $70.3 million. We have no independent means of generating revenue or cash flow, and our ability to pay dividends in the future, if any, will be dependent upon the financial results and cash flows of CWGS, LLC and its subsidiaries and distributions we receive from CWGS, LLC. There can be no assurance that our subsidiaries will generate sufficient cash flow to dividend or distribute funds to us or that applicable state law and contractual restrictions, including negative covenants in our debt instruments, will permit such dividends or distributions.

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

In connection with our IPO, we entered into a Tax Receivable Agreement with CWGS, LLC, each of the Continuing Equity Owners and Crestview Partners II GP, L.P. which confers certain benefits upon the Continuing Equity Owners and Crestview Partners II GP, L.P. that do not benefit the holders of our Class A common stock to the same extent as it benefits such Continuing Equity Owners and Crestview Partners II GP, L.P. Pursuant to the Tax Receivable Agreement, we are required to make cash payments to the Continuing Equity Owners and Crestview Partners II GP, L.P. equal to 85% of the tax benefits, if any, that we actually realize, or in some circumstances are deemed to realize as a result of (i) increases in tax basis resulting from the purchase of common units from Crestview Partners II GP, L.P. in exchange for Class A common stock in connection with the consummation of the IPO and the related corporate reorganization transactions and any future redemptions that are funded by Camping World Holdings, Inc. or redemption of common units and (ii) certain other tax benefits attributable to payments under the Tax Receivable Agreement. The amount of the cash payments that we may be required to make under the Tax Receivable Agreement could be significant. Payments under the Tax Receivable Agreement will be based on the tax reporting positions that we determine, which tax reporting positions are subject to challenge by taxing authorities. Any payments made by us to the Continuing Equity Owners and Crestview Partners II GP, L.P. under the Tax Receivable Agreement will generally reduce the amount of overall cash flow that might have otherwise been available to us. To the extent that we are unable to make timely payments under the Tax Receivable Agreement for any reason, the unpaid amounts will be deferred and will accrue interest until paid by us. Nonpayment for a specified period may constitute a material breach of a material obligation under the Tax Receivable Agreement and therefore may accelerate payments due under the Tax Receivable Agreement. Furthermore, our future obligation to make payments under the Tax Receivable Agreement could make us a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that may be deemed realized under the Tax Receivable Agreement. The payments under the Tax Receivable Agreement are also not conditioned upon the Continuing Equity Owners or Crestview Partners II GP, L.P. maintaining a continued ownership interest in CWGS, LLC.

Additional liabilities under the Tax Receivable Agreement may be required to be recorded when CWGS, LLC units are redeemed in the future. Such amounts of cash payments that the Company may be required to make under the Tax Receivable Agreement for such future redemptions could be significant. The amount of liabilities to be recorded in the future for such redemptions is dependent on a variety of factors including future stock prices, tax rates in effect, and the Company’s ability to utilize the tax benefits created as a result of the futures of CWGS, LLC units. The significance of these factors and related uncertainty associated with the related liabilities makes estimation of future potential amounts under the Tax Receivable Agreement impractical to determine.

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

At December 31, 2022, we had an aggregate of 202,428,913 shares of Class A common stock authorized but unissued, including 42,044,536 shares of Class A common stock issuable, at our election, upon redemption of CWGS, LLC common units held by the Continuing Equity Owners. In connection with our IPO, CWGS, LLC entered into the CWGS LLC Agreement, and subject to certain restrictions set forth therein, the Continuing Equity Owners are entitled to have their common units redeemed from time to time at each of their options for, at our election (determined solely by our independent directors (within the meaning of the rules of the NYSE) who are disinterested), newly-issued shares of our Class A common stock on a one-for-one basis or a cash payment equal to a volume weighted average market price of one share of Class A common stock for each common unit redeemed, in each case in accordance with the terms of the CWGS LLC Agreement; provided that, at our election (determined solely by our independent directors (within the meaning of the rules of the NYSE) who are disinterested), we may effect a direct exchange of such Class A common stock or such cash, as applicable, for such common units. The Continuing Equity Owners may exercise such redemption right for as long as their common units remain outstanding. In connection with our IPO, we also entered into a Registration Rights Agreement pursuant to which the shares of Class A common stock issued upon such redemption and the shares of Class A common stock issued to the Former Equity Owners in connection with the corporate reorganization transactions entered into in connection therewith will be eligible for resale, subject to certain limitations set forth therein. The market price of shares of our Class A common stock could decline as a result of these redemptions or sales, or as a result of the perception that they could occur.

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

We have reserved shares for issuance under our 2016 Incentive Award Plan (the “2016 Plan”) in an amount equal to 10,077,352 shares of Class A common stock as of December 31, 2022, including shares of Class A common stock issuable pursuant to 237,771 stock options and 2,549,076 restricted stock units that were granted to certain of our directors and certain of our employees. Any Class A common stock that we issue, including under our 2016 Plan or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership of holders of our Class A common stock.

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

We have paid a regular cash dividend using distributions from CWGS, LLC, including all or a portion of the Excess Tax Distribution (as defined under “Dividend Policy” included in Part II, Item 5 of this Form 10-K), to the holders of our Class A common stock from time to time, subject to the discretion of our Board of Directors. However, the payment of future dividends on our Class A common stock will be subject to our discretion as the sole managing member of CWGS, LLC, the discretion of our Board of Directors and will depend on, among other things, our results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, restrictions in our debt agreements and in any preferred stock, business prospects and other factors that our Board of Directors may deem relevant. Additionally, our ability to distribute any Excess Tax Distribution will also be subject to no early termination or amendment of the Tax Receivable Agreement, as well as the amount of tax distributions actually paid to us and our actual tax liability, which will be affected by the conversion of certain subsidiaries, including Camping World, Inc., to limited liability companies (see Note 11 – Income Taxes to our consolidated financial statements included in Part II, Item 8 of this Form 10-K). As a consequence of these limitations and restrictions, we may not be able to make, or may have to reduce or eliminate, the payment of dividends on our Class A common stock. Additionally, any change in the level of our dividends or the suspension of the payment thereof could adversely affect the market price of our Class A common stock. For additional information on our payments of dividends, see "Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Dividend Policy" under Part II of this Form 10-K.

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

We are a Delaware corporation, and the anti-takeover provisions of Delaware law impose various impediments to the ability of a third party to acquire control of us, even if a change of control would be beneficial to our existing stockholders. In addition, our amended and restated certificate of incorporation and our amended and restated bylaws contain provisions that may make the acquisition of our Company more difficult without the approval of our Board of Directors, including, but not limited to, the following:

●	our Board of Directors is classified into three classes, each of which serves for a staggered three-year term;
●	a majority of our stockholders or a majority of our Board of Directors may call special meetings of our stockholders, and at such time as the ML Related Parties, directly or indirectly, beneficially own in the aggregate, less than 27.5% of all of the outstanding common units of CWGS, LLC, only the chairperson of our Board of Directors or a majority of our Board of Directors may call special meetings of our stockholders;
●	we have authorized undesignated preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval;
●	any action required or permitted to be taken by our stockholders at an annual meeting or special meeting of stockholders may be taken without a meeting, without prior notice and without a vote, if a written consent is signed by the holders of our outstanding shares of common stock representing not less than the minimum number of votes that would be necessary to authorize such action at a meeting at which all outstanding shares of common stock entitled to vote thereon, and at such time as the ML Related Parties, directly or indirectly, beneficially own in the aggregate, less than 27.5% of all of the outstanding common units of CWGS, LLC, any action required or permitted to be taken by our stockholders at an annual meeting or special meeting of stockholders may not be taken by written consent in lieu of a meeting;
●	our amended and restated certificate of incorporation may be amended or repealed by the affirmative vote of a majority of the votes which all our stockholders would be eligible to cast in an election of directors and our amended and restated bylaws may be amended or repealed by a majority vote of our Board of Directors or by the affirmative vote of a majority of the votes which all our stockholders would be eligible to cast in an election of directors, and at such time as the ML Related Parties, directly or indirectly, beneficially own in the aggregate, less than 27.5% of all of the outstanding common units of CWGS, LLC, our amended and restated certificate of incorporation and our amended and restated bylaws may be amended or repealed by the affirmative vote of the holders of at least 66 2/3% of the votes which all our stockholders would be entitled to cast in any annual election of directors and our amended and restated bylaws may also be amended or repealed by a majority vote of our Board of Directors;
●	we require advance notice for stockholder proposals and nominations; and
●	we have opted out of Section 203 of the Delaware General Corporation Law of the State of Delaware (the “DGCL”), however, our amended and restated certificate of incorporation contains provisions that are similar to Section 203 of the DGCL (except with respect to ML Acquisition and Crestview and any of their respective affiliates and any of their respective direct or indirect transferees of Class B common stock).

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

In addition, we may be subject to audits of our income, sales and other transaction taxes by U.S. federal and state authorities. Certain subsidiaries are currently under U.S. federal audit (see Note 11 – Income Taxes to our consolidated financial statements included in Part II, Item 8 of this Form 10-K). Outcomes from these audits could have an adverse effect on our operating results and financial condition.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We typically lease the real properties where we have operations. Our real property leases generally provide for fixed monthly rentals with annual escalation clauses. The table below sets forth certain information concerning our offices and distribution centers as of December 31, 2022, and the lease expiration dates include all stated option periods.

	Square Feet	Acres	Lease Expiration(1)	Owned
Office Facilities:
Lincolnshire, Illinois (Corporate headquarters and RV and Outdoor Retail headquarters) (2)	33,090		2024
Englewood, Colorado (Good Sam Services and Plans operations, customer contact and service center and information system functions)	59,704		2054
Bowling Green, Kentucky (RV and Outdoor Retail administrative and information systems functions)	33,947		2054
Oxnard, California (Good Sam Services and Plans publishing and administrative)	10,254		2024
Lakeville, Minnesota (RV and Outdoor Retail administrative and information systems functions)	11,961		2047
St. Paul, Minnesota (RV and Outdoor Retail administrative and information systems functions)	19,364		2027
Chicago, Illinois (Administrative and information systems functions)	15,976		2039
Elkhart, Indiana (RV furniture distributor corporate headquarters)	11,333		2029
Retail Distribution Centers:
Bakersfield, California	169,123	13.1	2053
Lebec, CA	389,160	32.9	2026
Franklin, Kentucky (3)	250,000	33.0		X
Lebanon, Indiana	707,952	32.3	2040
St. Paul, Minnesota (Owasso) (4)	100,548	8.1	2027
Elkhart, Indiana (County Road) (5)	256,652	14.3		X
Elkhart, Indiana (Protecta) (5)	31,900	2.4	2023
Elkhart, Indiana (Chelsea) (5)	115,991	11.4	2029

(1)	Assumes exercise of applicable lease renewal options.
(2)	The Company intends to transition the existing corporate headquarters and RV and Outdoor Retail headquarters before the current lease expires in 2024 to a new Lincolnshire, IL office building. The new location, purchased in October 2022, consists of 42,845 square feet and is located on 3.45 acres.
(3)	The Company closed this distribution center in January 2023. The Company expects to subsequently sell or lease the property.
(4)	This property in St. Paul, Minnesota functions as the distribution center for the specialty retail products within the RV and Outdoor Retail segment.
(5)	These separate properties in Elkhart, Indiana function together as the distribution center for the RV furniture products within the RV and Outdoor Retail segment.

As of December 31, 2022, we had 197 retail locations in 42 states of which we lease 159 locations. These locations generally range in size from approximately 20,000 to 80,000 square feet and are typically situated on approximately 8 to 50 acres. The leases for our retail locations typically have terms of 15 to 20 years, with multiple renewal terms of five years each. These leases are typically “triple net leases” that require us to pay real estate taxes, insurance and maintenance costs.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

Information About Our Executive Officers and Directors

The following table provides information regarding the Company’s executive officers and directors (ages are as of February 23, 2023):

Name		Age		Position(s)
Marcus A. Lemonis		49		Chairman and Chief Executive Officer
Brent L. Moody		61		President and Director
Karin L. Bell		63		Chief Financial Officer
Matthew D. Wagner		37		Chief Operating Officer
Andris A. Baltins		77		Director
Brian P. Cassidy		49		Director
Mary J. George		72		Director
Michael W. Malone		64		Director
K. Dillon Schickli		69		Director

Set forth below is a description of the background of each of the Company’s executive officers and directors.

Marcus A. Lemonis has served as Camping World Holdings, Inc.’s Chairman and Chief Executive Officer and on the Board of Directors of Camping World Holdings, Inc. since March, 2016, as the President and Chief Executive Officer and on the Board of Directors of CWGS, LLC since February 2011, as the Chief Executive Officer and on the Board of Directors of Good Sam Enterprises, LLC since January 2011, as President and Chief Executive Officer and on the Board of Directors of Camping World, Inc. since September 2006, and as the President and Chief Executive Officer and on the Board of Directors of FreedomRoads, LLC since May 1, 2003. Mr. Lemonis received a B.A. from Marquette University. Mr. Lemonis’ extensive experience in retail, RV and automotive, business operations and entrepreneurial ventures makes him well qualified to serve on our Board of Directors.

Brent L. Moody has served as President of Camping World Holdings, Inc. and President of CWGS Enterprises, LLC since September 2018, and on the Board of Directors of Camping World Holdings, Inc. since May 2018. Mr. Moody previously served as Camping World Holdings, Inc.’s Chief Operating and Legal Officer from March 2016 to September 2018, as the Chief Operating and Legal Officer of CWGS, LLC and its subsidiaries since January 2016, as the Executive Vice President and Chief Administrative and Legal Officer of CWGS, LLC from February 2011 to December 31, 2015, as the Executive Vice President and Chief Administrative and Legal Officer of Good Sam Enterprises, LLC from January 2011 to December 2015, as the Executive Vice President and Chief Administrative and Legal Officer of FreedomRoads, LLC and Camping World, Inc. from 2010 until December 2015, as Executive Vice President/General Counsel and Business Development of Camping World, Inc. and FreedomRoads, LLC from 2006 to 2010, as Senior Vice President/General Counsel and Business Development of Camping World, Inc. and Good Sam Enterprises, LLC from 2004 to 2006 and as Vice President and General Counsel of Camping World, Inc. from 2002 to 2004. From 1998 to 2002, Mr. Moody was a shareholder of the law firm of Greenberg Traurig, P.A. From 1996 to 1998, Mr. Moody served as vice president and assistant general counsel for Blockbuster, Inc. Mr. Moody received a J.D. from Nova Southeastern University, Shepard Broad Law Center and a B.S. from Western Kentucky University. Mr. Moody’s extensive legal experience, his experience in various areas of complex business transactions and mergers and acquisitions, and his extensive knowledge of the Company’s operations make him well qualified to serve on our Board of Directors.

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

Matthew D. Wagner has served as Camping World Holdings, Inc.’s Chief Operating Officer since January 2023. Mr. Wagner previously served as Executive Vice President from August 2019 to December 2022, Senior Vice President, Sales, Marketing, and Corporate Development, from December 2018 to August 2019, and the Vice President of Inventory Operations for FreedomRoads, LLC from May 2016 to December 2018. Mr. Wagner joined the Company in 2007 as an inventory analyst. Mr. Wagner received a B.S. degree in Finance and Operations and Supply Chain from Marquette University.

Andris A. Baltins has served on the Board of Directors of Camping World Holdings, Inc. since March 2016, on the Board of Directors of CWGS, LLC since February 2011 and on the Board of Directors of Good Sam Enterprises, LLC since February 2006. He has been a member of the law firm of Kaplan, Strangis and Kaplan, P.A. since 1979. Mr. Baltins serves as a director of various private and nonprofit corporations, including Adams Outdoor Advertising, Inc. Mr. Baltins previously served as a director of Polaris Industries, Inc. from 1995 until 2011. Mr. Baltins received a J.D. from the University of Minnesota Law School and a B.A. from Yale University. Mr. Baltins’ over 40-year legal career as an advisor to numerous public and private companies and his experience in the areas of complex business transactions, mergers and acquisitions and corporate law make him well qualified to serve on our Board of Directors.

Brian P. Cassidy has served on the Board of Directors of Camping World Holdings, Inc. since March 2016 and on the Board of Directors of CWGS, LLC since March 2011. Mr. Cassidy is co-president and a partner at Crestview, which he joined in 2004, and currently serves as head of Crestview’s media and communications strategy. Mr. Cassidy currently serves as a director of WideOpenWest, Inc., since December 2015, and Viad Corp., since August 2020, and has served as a director of various private companies, including Hornblower Holdings since April 2018, Congruex LLC since November 2017, FC3 since November 2020, Digicomm since August 2020 and as chairman of TenCate Grass since September 2021. Mr. Cassidy previously served as a director of Cumulus Media, Inc., a public company, from May 2014 until March 2017, and served as a director of various private companies, including Industrial Media from October 2016 to February 2022, ICM Partners from December 2019 to June 2022, NEP Group, Inc. from December 2012 to October 2018, Interoute Communications Holdings from April 2015 until May 2018, OneLink Communications from May 2007 until November 2012 and ValueOptions, Inc. from December 2007 until December 2014. He was also involved with Crestview’s investments in Charter Communications, Inc. and Insight Communications, Inc. Prior to joining Crestview, Mr. Cassidy worked in private equity at Boston Ventures, where he invested in companies in the media and communications, entertainment and business services industries. Previously, he worked as the acting chief financial officer of one of Boston Ventures’ portfolio companies. Prior to that time, Mr. Cassidy was an investment banking analyst at Alex. Brown & Sons, where he completed a range of financing and mergers and acquisitions assignments for companies in the consumer and business services sectors. Mr. Cassidy received an M.B.A. from the Stanford Graduate School of Business and an A.B. in Physics from Harvard College. Mr. Cassidy’s private equity investment and company oversight experience and background with respect to acquisitions, debt financings and equity financings make him well qualified to serve on our Board of Directors.

Mary J. George has served on the Board of Directors of Camping World Holdings, Inc. since January 2017. Ms. George has also served on the board of ASP Conair Holdings LP, owner of Conair Corporation, a private company that sells small appliances, personal care, and health and beauty products, since January 2022 and on the board of Hyduro, Inc., a private company that sells a mobile connected smart water bottle cap designed to optimize personal hydration by providing timely feedback, since March 2022. Additionally, Ms. George served as executive chairman of Ju-Ju-Be, a private retailer of premium diaper bags and other baby products, from January 2018 to September 2022. Ms. George has been a founding partner of Morningstar Capital Investments, LLC, an investment firm, since 2001. Ms. George served as chief executive officer and a director at Easton Hockey Holdings Inc., a private manufacturer of ice hockey equipment, from August 2014 to December 2016. From 2002 to 2015, Ms. George held various positions, including co-chairman (2002 to 2009) and vice chairman (2009 to 2015), at Bell Automotive Products, Inc., a private manufacturer of automotive accessories. From 1994 to 2004, Ms. George held various positions, including chief operating officer (1995 to 1998), chief executive officer (1998 to 2000), and chairman (2000 to 2004), at Bell Sports Inc., a formerly public helmet manufacturer. Ms. George also currently serves or previously served as a director of various public and private companies, including Image Entertainment, Inc., a formerly public independent distributor of home entertainment programming, from 2010 to 2012, Oakley, Inc., a public sports equipment and lifestyle accessories manufacturer, from 2004 to 2007, BRG Sports Inc. since 2013, 3 Day Blinds Inc. from 2007 to 2015, and Oreck Corporation from 2008 to 2012. Ms. George’s experience in sales, marketing and general management in the consumer products industry, as well as success in the development of internationally renowned branded products, provides our Board of Directors with greater insight in the areas of product branding and strategic growth in the consumer products industry, and make her well-qualified to serve on our Board of Directors.

Michael W. Malone has served on the Board of Directors of Camping World Holdings, Inc. since May 2019. Mr. Malone was Vice President, Finance and Chief Financial Officer of Polaris Industries Inc. ("Polaris"), a manufacturer of power sports vehicles, from January 1997 to July 2015 and retired from Polaris in March 2016. From January 1997 to January 2010, Mr. Malone also served as Corporate Secretary. Mr. Malone was Vice President and Treasurer of Polaris from December 1994 to January 1997 and was Chief Financial Officer and Treasurer of a predecessor company of Polaris from January 1993 to December 1994. Mr. Malone joined Polaris in 1984 after four years with Arthur Andersen LLP. Mr. Malone has served on the board and on the Audit (chair), Finance and Nominating and Governance Committees of Armstrong Flooring, Inc., a formerly public company, since October 2016 as well as the boards of various nonprofit organizations. Mr. Malone has served on the board of Don Stevens, LLC, a private company, since May 2021. Mr. Malone previously served on the board of Stevens Equipment Supply LLC, a private company, from May 2011 until October 2020. Mr. Malone received a B.A. in accounting and business administration from St. John's University (Collegeville, Minnesota). Mr. Malone's experiences as the former Chief Financial Officer of a public company, his public company board experience, and his in-depth knowledge of the outdoor lifestyle industry make him well qualified to serve on our Board of Directors.

K. Dillon Schickli has served on the Board of Directors of Camping World Holdings, Inc. since March 2016 and on the Board of Directors of CWGS, LLC since August 2011. Mr. Schickli previously served on the Board of Directors of CWGS, LLC from 1990 until 1995 and was chief operating officer of Affinity Group, Inc., the predecessor of Good Sam Enterprises, LLC, from 1993 until 1995. Previously, Mr. Schickli was a co-investor with Crestview in DS Waters Group, Inc. (“DS Waters”) and served as vice chairman of its Board of Directors until it was sold to Cott Corporation in December 2014. Prior to that time, Mr. Schickli was the chief executive officer of DS Waters from June 2010 until February 2013 and subsequently led the buyout of the business by Crestview. Mr. Schickli also previously led the buyout of DS Waters from Danone Group & Suntory Ltd. in November 2005 and was also a co investor in DS Waters with Kelso & Company. Mr. Schickli served as co-chief executive officer and chief financial officer of DS Waters from November 2005 until June 2010, when he became the sole chief executive officer. Mr. Schickli started his business career in the capital planning and acquisitions group of the Pepsi Cola Company after he received his M.B.A. from the University of Chicago. Mr. Schickli received a B.A. from Carleton College in 1975. Mr. Schickli’s long association with, and knowledge of, the Company, extensive experience serving as a director of other businesses, operating experience as a chief executive officer and chief financial officer, and his experience as a private equity investor with respect to acquisitions, debt financings, equity and financings make him well qualified to serve on our Board of Directors.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Class A common stock is traded on the New York Stock Exchange under the symbol “CWH.” There is no public trading market for our Class B common stock and Class C common stock.

Holders of Record

As of February 10, 2023, there were five and 75,088 stockholders of record and beneficial holders, respectively, of our Class A common stock. As of February 10, 2023, there were two and one stockholders of record of our Class B common stock and Class C common stock, respectively.

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

In addition, the CWGS LLC Agreement requires pro rata tax distributions to be made by CWGS, LLC to its members, including us. In general, tax distributions are made on a quarterly basis, to each member of CWGS, LLC, including us, based on such member's allocable share of the taxable income of CWGS, LLC (which, in our case, will be determined without regard to any Basis Adjustments described in our Tax Receivable Agreement) and an assumed tax rate based on the highest combined federal, state, and local tax rate that may potentially apply to any one of CWGS, LLC's members (46.70% in 2022, 2021 and 2020), regardless of the actual final tax liability of any such member. Typically, based on the current applicable effective tax rates, we expect that (i) the assumed tax rate that will be used for purposes of determining tax distributions from CWGS, LLC will exceed our actual combined federal, state and local tax rate (assuming no changes in corporate tax rates) and (ii) the annual amount of tax distributions paid to us will exceed the sum of (A) our actual annual tax liability and (B) the annual amount payable by us under the Tax Receivable Agreement (assuming no early termination of the Tax Receivable Agreement) (such excess in clauses (A) and (B), collectively referred to herein as the "Excess Tax Distribution").

In 2023, as a result of the conversion of certain subsidiaries, including Camping World, Inc., from Subchapter C corporations to limited liability companies (the “LLC Conversion”) (see Note 11 – Income Taxes to our consolidated financial statements included in Part II, Item 8 of this Form 10-K), which will generate significant capital losses in 2023 that will be allocated to each member of CWGS, LLC, it is expected that we will not receive any Excess Tax Distribution in 2023. These significant capital losses relate to the LLC Conversion itself and not the ongoing benefits that we expect from offsetting losses generated by these converted subsidiaries against income from other subsidiaries of CWGS, LLC. However, even with no Excess Tax Distribution in 2023, we expect to have the ability to continue to pay the regular quarterly cash dividend on our Class A common stock of $0.625 per share during 2023, which is subject to the discretion of our Board of Directors.

Our ability to pay cash dividends on our Class A common stock depends on, among other things, our results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, restrictions in our debt agreements and in any preferred stock, restrictions under applicable law, the extent to which such distributions would render CWGS, LLC insolvent, our business prospects and other factors that our Board of Directors may deem relevant. Additionally, our ability to distribute any Excess Tax Distribution will also be contingent on no early termination or amendment of the Tax Receivable Agreement, as well as the amount of tax distributions actually paid to us, which will be affected by the LLC Conversion, and our actual tax liability. Furthermore, because we are a holding company, our ability to pay cash dividends on our Class A common stock depends on our receipt of cash distributions from CWGS, LLC and, through CWGS, LLC, cash distributions and dividends from its operating subsidiaries, which may further restrict our ability to pay dividends as a result of the laws of their jurisdiction of organization, agreements of our subsidiaries or covenants under any existing and future outstanding indebtedness we or our subsidiaries incur. In particular, our ability to pay any cash dividends on our Class A common stock is limited by restrictions on the ability of CWGS, LLC and our other subsidiaries and us to pay dividends or make distributions to us under the terms of our Senior Secured Credit Facilities and Floor Plan Facility. We do not currently believe that the restrictions contained in our existing indebtedness will impair the ability of CWGS, LLC to make the distributions or pay the dividends as described above. Our dividend policy has certain risks and limitations, particularly with respect to liquidity, and we may not pay future dividends according to our policy, or at all. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" and "Risk Factors—Risks Relating to Ownership of Our Class A Common Stock—Our ability to pay regular and special dividends on our Class A common stock is subject to the discretion of our Board of Directors and may be limited by our structure and statutory restrictions” in this Form 10-K.

Issuer Purchases of Equity Securities

The following table presents information related to our repurchases of Class A common stock for the periods indicated:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs(1)
October 1, 2022 to October 31, 2022	—	$—	—	$120,166,000
November 1, 2022 to November 30, 2022	—	—	—	120,166,000
December 1, 2022 to December 31, 2022	—	—	—	120,166,000
Total	—	$—	—	$120,166,000
(1)	On October 30, 2020, our Board of Directors authorized a stock repurchase program for the repurchase of up to $100.0 million of the Company’s Class A common stock, expiring on October 31, 2022. In August 2021 and January 2022, our Board of Directors authorized increases to the stock repurchase program for the repurchase of up to an additional $125.0 million and $152.7 million of the Company’s Class A common stock, respectively. Following these extensions, the stock repurchase program now expires on December 31, 2025. This program does not obligate the Company to acquire any particular amount of Class A common stock and the program may be extended, modified, suspended or discontinued at any time at the board’s discretion.

The table above excludes shares net settled by the Company in connection with tax withholdings associated with the vesting of restricted stock units as these shares were not issued and outstanding.

Stock Performance Graph

The following graph and table illustrate the total return for the five years ended December 31, 2022 for (i) our Class A common stock, (ii) the Standard and Poor’s (“S&P”) 500 Index, and (iii) the S&P 500 Retailing Index. The comparisons reflected in the graph and table are not intended to forecast the future performance of our stock and may not be indicative of future performance. The graph and table assume that $100 was invested on December 31, 2017 in each of our Class A common stock, the S&P 500 Index, and S&P 500 Retailing Index and that any dividends were reinvested.

COMPARISON OF CUMULATIVE TOTAL RETURN
$300
$250
$200
$150
$100
$50
$0
December 31, 2017
December 31, 2018
December 31, 2019
December 31, 2020
December 31, 2021
December 31, 2022
Camping World Holdings, Inc.
S&P 500 Index - Total Return
S&P 500 Retailing Index

	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2017	2018	2019	2020	2021	2022
Camping World Holdings, Inc. Class A common stock	$100.00	$26.40	$35.74	$67.72	$109.04	$65.96
S&P 500 Index	$100.00	$95.62	$125.72	$148.85	$191.58	$156.88
S&P 500 Retailing Index	$100.00	$113.46	$143.72	$210.44	$251.08	$165.00

Source: Zacks Investment Research, Inc. Used with permission. All rights reserved Copyright 1980-2023.

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

For purposes of this Form 10-K, we define an "Active Customer" as a customer who has transacted with us in any of the eight most recently completed fiscal quarters prior to the date of measurement. Unless otherwise indicated, the date of measurement is December 31, 2022, our most recently completed fiscal quarter.

In this Item 7, we discuss the results of operations for the years ended December 31, 2022 and 2021 and comparisons of the year ended December 31, 2022 to the year ended December 31, 2021. Discussions of the results of operations for the year ended December 31, 2020 and comparisons of the year ended December 31, 2021 to the year ended December 31, 2020 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (“SEC”) on February 24, 2022.

Overview

Camping World Holdings, Inc. (together with its subsidiaries) is America’s largest retailer of recreational RVs and related products and services. Our vision is to build a long-term legacy business that makes RVing fun and easy, and our Camping World and Good Sam brands have been serving RV consumers since 1966. We strive to build long-term value for our customers, employees, and shareholders by combining a unique and comprehensive assortment of RV products and services with a national network of RV dealerships, service centers and customer support centers along with the industry’s most extensive online presence and a highly-trained and knowledgeable team of associates serving our customers, the RV lifestyle, and the communities in which we operate. We also believe that our Good Sam organization and family of programs and services uniquely enables us to connect with our customers as stewards of the RV lifestyle. On December 31, 2022, we operated a total of 197 retail locations, with 196 of these selling and/or servicing RVs. See Note 1 ─ Summary of Significant Accounting Policies ─ Description of the Business to our consolidated financial statements included in Part II, Item 8 of this Form 10-K.

A summary of the changes in quantities and types of retail stores and changes in same stores from December 31, 2021 to December 31, 2022, are in the table below:

	RV	RV Service &	Other		Same
	Dealerships	Retail Centers	Retail Stores	Total	Store(2)
Number of store locations as of December 31, 2021	175	10	2	187	158
Opened	13	1	—	14	—
Re-opened	1	—	—	1	—
Converted (1)	1	(1)	—	—	—
Temporarily closed	—	(1)	—	(1)	(1)
Closed (1)	(1)	(2)	(1)	(4)	(2)
Achieved designation of same store (2)	—	—	—	—	11
Number of store locations as of December 31, 2022	189	7	1	197	166

(1)	One RV dealership was converted to a retail clearance center, which was subsequently closed.
(2)	Our same store revenue and units calculations for a given period include only those stores that were open both at the end of the corresponding period and at the beginning of the preceding fiscal year.

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

The following table presents percentages of total revenue and total gross profit for our two reportable segments:

	Year Ended December 31,
	2022	2021	2020
As percentage of total revenue:
Good Sam Services and Plans	2.8%	2.6%	3.3%
RV and Outdoor Retail	97.2%	97.4%	96.7%
As percentage of total gross profit(1):
Good Sam Services and Plans	5.3%	4.4%	6.4%
RV and Outdoor Retail	94.7%	95.6%	93.6%

(1)	Gross profit is presented exclusive of depreciation and amortization, which is presented separately in operating expenses.

COVID-19

As discussed in Note 1 ─ Summary of Significant Accounting Policies ─ COVID-19 to our consolidated financial statements included in Part II, Item 8 of this Form 10-K, the COVID-19 pandemic has had a primarily favorable impact on our business beginning in May 2020.

Within a few months of the initial significant outbreaks of COVID-19 in the U.S., we experienced elevated demand for RVs and many of our related products and services. We believe that consumers view RVs as a safer alternative to many other travel and recreational activities, in addition to an opportunity to enjoy the outdoors after many consumers spent much of their time at home during portions of the pandemic. We believe this has led to an introduction of many new customers to the RV lifestyle and a greater appreciation of outdoor activities. For much of the COVID-19 pandemic, demand and interest in new and used vehicles outpaced vehicle supply. Beginning in September 2021, we were able to procure more new vehicles from our suppliers than were sold and new towables inventory levels, in particular, normalized in early 2022. As other modes of transportation and vacation options have mostly recovered from the impact of COVID-19, the increased demand for our products has dropped from the peak levels experienced in recent years.

Historically, most of our consumer shows and events took place during the first quarter. As a consequence of COVID-19, we held fewer consumer shows in 2021 and 2022. Moving forward, we have shifted our consumer show strategy to focus on shows that support our own Camping World dealerships as opposed to hosting other competing dealerships. We expect to annually host fewer than five ticketed in-person consumer shows under the Good Sam brand in future years. We do not expect consumer shows to be material to our consolidated financial statements. We have also held several of our virtual RV Show events, branded “the Ultimate RV Show”, beginning in 2020 and the Ultimate RV Show has evolved to be a multi-channel experience that is both online and in store locations.

Cybersecurity Incident

We rely on the integrity, security and successful functioning of our information technology systems and network infrastructure (collectively, “IT Systems”) across our operations. In February 2022, we announced the occurrence of a cybersecurity incident that resulted in the encryption of certain IT Systems and theft of certain data and information (the “Cybersecurity Incident”). The Cybersecurity Incident resulted in our temporary inability to access certain of our IT Systems, caused by the disabling of some of our IT Systems by the threat actor and our temporarily taking certain other IT Systems offline as a precautionary measure. We engaged leading outside forensics and cybersecurity experts, launched containment and remediation efforts and a forensic investigation, which was completed as of September 30, 2022. We are continuing to take measures to enhance our IT Systems. Through our investigation, we identified that personal information of approximately 30,000 individuals was acquired without authorization, including, depending on the individual, dates of birth, Social Security numbers, and driver’s license numbers. We complied with notification obligations in accordance with relevant law and are continuing to cooperate with law enforcement.

We have incurred costs related to investigation, containment, and remediation and expect to continue to incur incremental costs for the remediation of the Cybersecurity Incident, including legal and other professional fees, and investments to enhance the security of our IT Systems. Other actual and potential consequences include, but are not limited to, negative publicity, reputational damage, lost trust with customers, and regulatory enforcement action. In December 2022, three putative class action complaints were filed against us and certain of our subsidiaries arising out of the Cybersecurity Incident. This litigation could result in financial judgments or the payment of settlement amounts and disputes with insurance carriers concerning coverage. We do not expect that the Cybersecurity Incident will cause future disruptions to our business or that the Cybersecurity Incident, including anticipated costs associated with pending litigation, will have a future material impact on our business, results of operations or financial condition.

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

Same store revenue.  Same store revenue measures the performance of a retail location during the current reporting period against the performance of the same retail location in the corresponding period of the previous year. Our same store revenue calculations for a given period include only those stores that were open both at the end of the corresponding period and at the beginning of the preceding fiscal year. As of December 31, 2022, 2021, and 2020, we had a base of 166, 158, and 142 same stores, respectively. For the years ended December 31, 2022, 2021 and 2020, our aggregate same store revenue was $5.9 billion, $5.8 billion, and $4.5 billion, respectively. With same store revenue driven by the number of transactions and the average transaction price, changes in our mix of new vehicle sales has in the past negatively impacted, and in the future is likely to negatively impact, our new vehicle same store revenue. Over the past several years, we have seen a shift in our overall mix of new RV sales towards travel trailer vehicles, which tend to carry lower average selling prices than other classes of new RV vehicles. From 2015 to 2022, total new vehicle travel trailer units have increased from 62% to 76% of total new vehicle unit sales but from 2015 to 2022 our average selling price of a new vehicle unit had increased from $39,853 to $45,834. Due to lower industry supply of travel trailers and motorhomes during much of 2020 and 2021, both average cost and average sales price have increased. If supply chain costs decline over the next twelve months, average sales price may again decline and impact our same store revenue.

Gross Profit and Gross Margins.  Gross profit is our total revenue less our total costs applicable to revenue. Our total costs applicable to revenue primarily consists of the cost of goods and cost of sales, exclusive of depreciation and amortization. Gross margin is gross profit as a percentage of revenue.

Our gross profit is variable in nature and generally follows changes in our revenue. Sales of new vehicles generally result in a lower gross margin than other areas of our business, including used vehicles, repair service and installation work, RV equipment and accessories, outdoor equipment and accessories and finance and insurance products. While gross margins for our RV and Outdoor Retail segment are lower than gross margins for our Good Sam Services and Plans, this segment generates significant gross profit and is our primary means of acquiring new customers, to whom we then cross sell our higher margin products and services with recurring revenue. We believe the overall growth of our RV and Outdoor Retail segments will allow us to continue to drive growth in gross profit due to our ability to cross sell our Good Sam Services and Plans to our Active Customer base. Gross margin in our RV and Outdoor Retail segment was positively impacted in 2020, 2021 and, to a lesser extent, 2022 by increased demand for vehicles and reduced supply leading to higher average prices per unit. However, gross margins in 2022 were negatively impacted by the higher cost of new vehicles that was driven largely from the reduced supply of new vehicles during much of 2021.

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

Industry Trends

According to the RV Industry Association’s survey of manufacturers, wholesale shipments of recreational vehicles for 2021 were 600,240 units, a new record for RV shipments for any year. Shipments for the year ended December 31, 2021 increased 39.5% over the year ended December 31, 2020 and surpassed 2017, the previous record year, by 19.0%. Wholesale shipments for 2022 were 493,268 units, 17.8% less than the comparable period in 2021, the all-time record year for shipments, but were still the third best year on record.

Thor Industries, our largest supplier of RVs, disclosed in its Form 10-Q for the three months ended October 31, 2022 as filed with the Securities and Exchange Commission on December 7, 2022 that its North American RV order backlog as of October 31, 2022 had declined 70% compared to October 31, 2021. Thor Industries also disclosed that it believes that as of October 31, 2022, the North American RV independent dealer inventory levels were at historical, normalized levels for most of its towable products and generally below historical levels for its motorized products.

The per unit cost of new vehicles has been significantly higher than we experienced prior to the COVID-19 pandemic, which was largely driven by the RV manufacturers’ supply constraints described above and the strong demand for new vehicles, as well as the impact of higher inflation and interest rates. These higher costs have been partially mitigated by the higher average selling prices on new vehicles, but we experienced a decrease in new vehicle gross margins during the year ended December 31, 2022 as a result of these higher costs. We expect average selling prices may decrease over time as industry-wide supply continues to normalize, which would continue to reduce new vehicle gross margins. We will continue to evaluate supplier pricing, among other criteria, as part of our vehicle procurement process.

Inflation

In 2022, we experienced the impact of inflation on our operations, particularly with the increased cost of new vehicles. The price risk relating to new vehicles includes the cost from the manufacturer, as well as freight and logistics costs. Each of these costs have been impacted, to differing degrees, by factors such as high demand for product, supply chain disruptions, labor shortages, and increased fuel costs, some of which were caused, in part, by the COVID-19 pandemic. We expect these cost pressures to continue into 2023.

Inflationary factors, such as increases to our product and overhead costs, may adversely affect our operating results if the selling prices of our products and services do not increase proportionately with those increased costs or if demand for our products and services declines as a result of price increases to address inflationary costs. We finance substantially all of our new vehicle inventory and certain of our used vehicle inventory through revolving floor plan arrangements. Inflationary increases in the costs of new and/or used vehicles financed through the revolving floor plan arrangement result in an increase in the outstanding principal balance of the revolving floor plan arrangement. Additionally, our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are generally subject to inflationary increases. Further, the cost of remodeling acquired retail locations and constructing new retail locations is subject to inflationary increases in the costs of labor and material, which results in higher rent expense on new retail locations. Finally, our credit agreements include interest rates that vary based on various benchmarks. Such rates have historically increased during periods of increasing inflation.

2019 Strategic Shift

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

As of December 31, 2022, the activities under the 2019 Strategic Shift have been completed with the exception of certain lease termination costs and other associated costs relating to the leases of previously closed locations under the 2019 Strategic Shift. The process of identifying subtenants and negotiating lease terminations had been delayed in part due to the COVID-19 pandemic and is expected to continue. The timing of these negotiations will vary as both subleases and terminations are contingent on landlord approvals and the costs may be greater than expected. We expect to incur lease termination costs and other associated costs of $4.4 million to $15.9 million during 2023 relating to these leases on previously closed locations under the 2019 Strategic Shift. Any restructuring costs, other than lease termination costs, relating to the 2019 Strategic Shift recognized after December 31, 2022 will not be included as an adjustment to our Non-GAAP Financial Measures (as defined in “Non-GAAP Financial Measures” in Part II, Item 7 of this Form 10-K). See Note 5 —

Restructuring and Long-Lived Asset Impairment to our consolidated financial statements included in Part II, Item 8 of this Form 10-K.

The following table details the costs incurred associated with the 2019 Strategic Shift (in thousands):

	Year Ended December 31,
	2022	2021	2020
Restructuring costs:
One-time termination benefits(1)	$—	$—	$231
Lease termination costs(2)	1,316	1,431	4,432
Incremental inventory reserve charges(3)	—	15,017	543
Other associated costs(4)	7,026	10,684	16,835
Total restructuring costs	$8,342	$27,132	$22,041

(1)	These costs incurred in 2020 were primarily included in costs applicable to revenues – products, service and other in the consolidated statements of operations.
(2)

These costs were included in lease termination charges in the consolidated statements of operations. This reflects termination fees paid, net of any gain from derecognition of the related operating lease assets and liabilities.

(3)	These costs were included in costs applicable to revenue – products, service and other in the consolidated statements of operations.
(4)

Other associated costs primarily represent labor, lease, and other operating expenses incurred during the post-close wind-down period for the locations related to the 2019 Strategic Shift. For the years ended December 31, 2022, 2021 and 2020, costs of approximately $0 million, $0 million and $0.4 million, respectively, were included in costs applicable to revenue – products, service and other, and $7.0 million, $10.7 million and $16.4 million, respectively, were included in selling, general, and administrative expenses in the consolidated statements of operations.

Comparison of Certain Trends to Pre-COVID-19 Pandemic Periods

Beginning in the fourth quarter of 2021 and continuing through the fourth quarter of 2022, the Company has experienced sequential decreases in new vehicle gross margin, primarily from the higher cost of new vehicles from the lower industry supply of travel trailers and motorhomes for much of 2021. However, fourth quarter 2022 gross margins were higher than the Company experienced in any of the pre-COVID-19 pandemic periods of 2016 to 2019, which we believe are more typical demand environments than during the COVID-19 pandemic.

Additionally, the percentage of total unit sales relating to used vehicles was significantly higher in the fourth quarter of 2022 compared to the pre-COVID-19 pandemic periods of 2016 to 2019. The Company is continuing to execute on its used vehicle strategy, which differentiates it from the competition with proprietary tools, such as the RV Valuator, focus on the development and retention of its service technician team, and investment in its service bay infrastructure.

The following table presents vehicle gross margin and unit sale mix for the three months ended December 31, 2022 and pre-COVID-19 pandemic periods of the three months ended December 31, 2019, 2018, 2017, and 2016:

	Three Months Ended December 31,
	2022	2019(1)	2018(1)	2017(1)	2016(1)
Gross margin
New vehicles	16.0%	13.1%	11.8%	14.1%	13.4%
Used vehicles	23.0%	19.8%	21.4%	22.0%	21.6%

Unit sales mix
New vehicles	50.1%	57.3%	63.4%	66.3%	60.0%
Used vehicles	49.9%	42.7%	36.6%	33.7%	40.0%

(1) These periods were prior to the COVID-19 Pandemic.

Cost Reduction Initiatives in Fourth Quarter of 2022

During the fourth quarter of 2022, we began implementing a series of cost reduction initiatives, which included reduced headcount in the fourth quarter and the elimination or reduction of underperforming assets, locations, and business lines. During the year ending December 31, 2023, the headcount reductions are expected to result in cost savings which will largely be offset by other increases in wages and benefits. During the year ending December 31, 2023, the other cost reduction initiatives are expected to result in cost savings of between $30.0 million and $35.0 million, primarily as components of selling, general and administrative costs. These other cost reduction amounts do not include offsets for additional expenditures for other initiatives in 2023, which we currently do not believe will be material. Costs incurred to implement these cost reduction measures have not been, and are not expected to be, material. While many of these cost reduction measures were completed during the fourth quarter of 2022, most of the remaining cost reduction measures will be completed by the end of the first half of 2023.

Our Corporate Structure Impact on Income Taxes

Our corporate structure is commonly referred to as an “Up-C” structure and typically results in a different relationship between income before income taxes and income tax expense than would be experienced by most public companies with a more traditional corporate structure. More traditional structures are typically comprised predominately of Subchapter C corporations (“C-Corps”) and/or lacking significant non-controlling interests with holdings through limited liability companies or partnerships. Typically, most of our income tax expense is recorded at the CWH level, our public holding company, based on its allocation of taxable income from CWGS, LLC.

More specifically, as discussed in Note 11 — Income Taxes to our consolidated financial statements included in Part II, Item 8 of this Form 10-K, CWH is organized as a C-Corp and, as of December 31, 2022, is a 50.2% owner of CWGS, LLC (see Note 18 — Stockholders’ Equity and Note 19 — Non-Controlling Interests to our consolidated financial statements included in Part II, Item 8 of this Form 10-K). CWGS, LLC is organized as a limited liability company and treated as a partnership for U.S. federal and most applicable state and local income tax purposes and, as such is generally not subject to any U.S. federal entity-level income taxes (“Pass-Through”), with the exception of Americas Road and Travel Club, Inc., Camping World, Inc. (“CW”) (prior to the conversion of CW and certain other subsidiaries to limited liability companies (the “LLC Conversion”) (see Note 11 — Income Taxes to our consolidated financial statements included in Part II, Item 8 of this Form 10-K)), and FreedomRoads RV, Inc. and their wholly-owned subsidiaries, which are C-Corps embedded within the CWGS, LLC structure.

CWH receives an allocation of its share of the net income of CWGS, LLC based on CWH’s weighted-average ownership of CWGS, LLC for the period. CWH recognizes income tax expense on its pre-tax income including its portion of this income allocation from CWGS, LLC primarily relating to Pass-Through entities. The income tax relating to the net income of CWGS, LLC allocated to CWH that relates to separately taxed C-Corp entities is recorded within the consolidated results of CWGS, LLC. No income tax expense is recognized by the Company for the portion of net income of CWGS, LLC allocated to non-controlling interest other than income tax expense recorded by CWGS, LLC. Rather, tax distributions are paid to the non-controlling interest holders, which are recorded as distributions to holders of LLC common units in the consolidated statements of cash flows. CWH is subject to U.S. federal, state and local income taxes with respect to its allocable share of any taxable income of CWGS, LLC and is taxed at the prevailing corporate tax rates. For the years ended December 31, 2022, 2021 and 2020, the Company used effective income tax rate assumptions between 25.0% and 25.5%, for income adjustments applicable to CWH when calculating the adjusted net income attributable to Camping World Holdings, Inc. — basic and diluted (see “Non-GAAP Financial Measures” in Part II, Item 7 of this Form 10-K). CWGS, LLC may be liable for various other state and local taxes.

By January 2, 2023, the “LLC Conversion” (see Note 11 — Income Taxes to our consolidated financial statements included in Part II, Item 8 of this Form 10-K) was completed. The Company expects that, beginning with the year ending December 31, 2023, the LLC Conversion allows certain losses that previously would have been confined within the C-Corp portion of CWGS, LLC to instead offset a portion of income generated by the

Pass-Through portion of CWGS, LLC, which would reduce the amount of income tax expense recorded by CWH. The LLC Conversion is also expected to reduce the amount of tax distributions required to be paid by CWGS, LLC to CWH and the non-controlling interest holders under the CWGS LLC Agreement beginning with the year ending December 31, 2023.

The following table presents the allocation of CWGS, LLC’s C-Corp and Pass-Through net income to CWH, the allocation of CWGS, LLC’s net income to non-controlling interests, income tax expense recognized by CWH, and other items:

	Year Ended December 31,
($ in thousands)	2022	2021	2020
C-Corp portion of CWGS, LLC net loss allocated to CWH	$(37,500)	$(19,177)	$(22,248)
Pass-Through portion of CWGS, LLC net income allocated to CWH	252,771	397,834	195,866
CWGS, LLC net income allocated to CWH	215,271	378,657	173,618
CWGS, LLC net income allocated to noncontrolling interests	214,084	363,614	221,870
CWGS, LLC net income	429,355	742,271	395,488
Tax Receivable Agreement liability adjustment	114	(2,813)	141
Income tax expense recorded by CWH	(79,054)	(97,831)	(51,517)
Other incremental CWH net income	616	448	103
Net income	$351,031	$642,075	$344,215

The following table presents further information on income tax expense:

	Year Ended December 31,
($ in thousands)	2022	2021	2020
Income tax expense recorded by CWH(1)	$(79,054)	$(97,831)	$(51,517)
Income tax (expense) benefit recorded by CWGS, LLC(2)	(20,030)	5,707	(6,226)
Income tax expense	$(99,084)	$(92,124)	$(57,743)
(1)

During the year ended December 31, 2022, this amount included $13.3 million of income tax expense relating to the LLC Conversion. This income tax expense was primarily from the write-off of deferred tax assets, which was partially offset by the release of valuation allowance. See Note 11 – Income Taxes to our consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information.

(2)

During the year ended December 31, 2022, this amount included $15.2 million of income tax expense relating to the LLC Conversion. This income tax expense was primarily from the write-off of deferred tax assets, which was partially offset by the release of valuation allowance. Additionally, during the year ended December 31, 2021, this amount included benefits to income tax of $15.2 million for the release of valuation allowance at CW, which, in 2021 and 2022 prior to the LLC Conversion, became available to offset state combined income in certain unitary states due to the Company’s increased ownership in CWGS, LLC. See Note 11 – Income Taxes to our consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information.

Results of Operations

Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021

The following tables set forth information comparing the components of net income for the years ended December 31, 2022 and 2021.

	Year Ended
	December 31, 2022		December 31, 2021
		Percent of		Percent of	Favorable/ (Unfavorable)
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%
Revenue:
Good Sam Services and Plans	$192,128	2.8%	$180,722	2.6%	$11,406	6.3%
RV and Outdoor Retail:
New vehicles	3,228,077	46.3%	3,299,454	47.7%	(71,377)	(2.2%)
Used vehicles	1,877,601	26.9%	1,686,217	24.4%	191,384	11.3%
Products, service and other	999,214	14.3%	1,100,942	15.9%	(101,728)	(9.2%)
Finance and insurance, net	623,456	8.9%	598,475	8.7%	24,981	4.2%
Good Sam Club	46,537	0.7%	47,944	0.7%	(1,407)	(2.9%)
Subtotal	6,774,885	97.2%	6,733,032	97.4%	41,853	0.6%
Total revenue	6,967,013	100.0%	6,913,754	100.0%	53,259	0.8%

Gross profit (exclusive of depreciation and amortization shown separately below):
Good Sam Services and Plans	120,162	1.7%	107,845	1.6%	12,317	11.4%
RV and Outdoor Retail:
New vehicles	651,801	9.4%	875,976	12.7%	(224,175)	(25.6%)
Used vehicles	459,548	6.6%	438,423	6.3%	21,125	4.8%
Products, service and other	368,204	5.3%	394,868	5.7%	(26,664)	(6.8%)
Finance and insurance, net	623,456	8.9%	598,475	8.7%	24,981	4.2%
Good Sam Club	39,113	0.6%	40,741	0.6%	(1,628)	(4.0%)
Subtotal	2,142,122	30.7%	2,348,483	34.0%	(206,361)	(8.8%)
Total gross profit	2,262,284	32.5%	2,456,328	35.5%	(194,044)	(7.9%)

Operating expenses:
Selling, general and administrative expenses	1,606,984	23.1%	1,573,609	22.8%	(33,375)	(2.1%)
Debt restructure expense	—	0.0%	12,078	0.2%	12,078	nm
Depreciation and amortization	80,304	1.2%	66,418	1.0%	(13,886)	(20.9%)
Long-lived asset impairment	4,231	0.1%	3,044	0.0%	(1,187)	(39.0%)
Lease termination	1,614	0.0%	2,211	0.0%	597	27.0%
Loss (gain) on sale or disposal of assets	622	0.0%	(576)	(0.0%)	(1,198)	nm
Total operating expenses	1,693,755	24.3%	1,656,784	24.0%	36,971	2.2%
Income from operations	568,529	8.2%	799,544	11.6%	(231,015)	(28.9%)
Other expense:
Floor plan interest expense	(42,031)	(0.6%)	(14,108)	(0.2%)	(27,923)	(197.9%)
Other interest expense, net	(75,745)	(1.1%)	(46,912)	(0.7%)	(28,833)	(61.5%)
Loss on debt restructure	—	0.0%	(1,390)	(0.0%)	1,390	nm
Tax Receivable Agreement liability adjustment	114	0.0%	(2,813)	(0.0%)	2,927	nm
Other expense, net	(752)	(0.0%)	(122)	(0.0%)	(630)	nm
Total other expense	(118,414)	(1.7%)	(65,345)	(0.9%)	(53,069)	(81.2%)
Income before income taxes	450,115	6.5%	734,199	10.6%	(284,084)	(38.7%)
Income tax expense	(99,084)	(1.4%)	(92,124)	(1.3%)	(6,960)	(7.6%)
Net income	351,031	5.0%	642,075	9.3%	(291,044)	(45.3%)
Less: net income attributable to non-controlling interests	(214,084)	(3.1%)	(363,614)	(5.3%)	149,530	41.1%
Net income attributable to Camping World Holdings, Inc.	$136,947	2.0%	$278,461	4.0%	$(141,514)	(50.8%)

nm- not meaningful

Supplemental Data

	Year Ended December 31,		Increase		Percent
	2022	2021	(decrease)		Change
Unit sales
New vehicles	70,429	77,777	(7,348)		(9.4%)
Used vehicles	51,325	48,938	2,387		4.9%
Total	121,754	126,715	(4,961)		(3.9%)

Average selling price
New vehicles	$45,834	$42,422	$3,413		8.0%
Used vehicles	$36,583	$34,456	$2,126		6.2%

Same store unit sales(1)
New vehicles	64,075	74,195	(10,120)		(13.6%)
Used vehicles	46,941	46,906	35		0.1%
Total	111,016	121,101	(10,085)		(8.3%)

Same store revenue(1) ($ in 000's)
New vehicles	$2,953,314	$3,150,002	$(196,688)		(6.2%)
Used vehicles	1,732,361	1,621,953	110,408		6.8%
Products, service and other	667,442	771,564	(104,122)		(13.5%)
Finance and insurance, net	572,857	573,293	(436)		(0.1%)
Total	$5,925,974	$6,116,812	$(190,838)		(3.1%)

Average gross profit per unit
New vehicles	$9,255	$11,263	$(2,008)		(17.8%)
Used vehicles	8,954	8,959	(5)		(0.1%)
Finance and insurance, net per vehicle unit	5,121	4,723	398		8.4%
Total vehicle front-end yield(2)	14,248	15,096	(847)		(5.6%)

Gross margin
Good Sam Services and Plans	62.5%	59.7%	287	bps
New vehicles	20.2%	26.5%	(636)	bps
Used vehicles	24.5%	26.0%	(153)	bps
Products, service and other	36.8%	35.9%	98	bps
Finance and insurance, net	100.0%	100.0%	unch.	bps
Good Sam Club	84.0%	85.0%	(93)	bps
Subtotal RV and Outdoor Retail	31.6%	34.9%	(326)	bps
Total gross margin	32.5%	35.5%	(306)	bps

Inventories ($ in 000's)
New vehicles	$1,411,016	$1,108,836	$302,180		27.3%
Used vehicles	464,311	406,398	57,913		14.3%
Products, parts, accessories and misc.	247,906	277,631	(29,725)		(10.7%)
Total RV and Outdoor Retail inventories	$2,123,233	$1,792,865	$330,368		18.4%

Vehicle inventory per location ($ in 000's)
New vehicle inventory per dealer location	$7,466	$6,336	$1,129		17.8%
Used vehicle inventory per dealer location	$2,457	$2,322	$134		5.8%

Vehicle inventory turnover(3)
New vehicle inventory turnover	1.9	3.0	(1.1)		(36.4%)
Used vehicle inventory turnover	3.4	4.0	(0.6)		(15.2%)

Retail locations
RV dealerships	189	175	14		8.0%
RV service & retail centers	7	10	(3)		(30.0%)
Subtotal	196	185	11		5.9%
Other retail stores	1	2	(1)		(50.0%)
Total	197	187	10		5.3%

Other data
Active Customers(4)	5,265,939	5,452,287	(186,348)		(3.4%)
Good Sam Club members	2,026,215	2,124,284	(98,069)		(4.6%)
Service bays (5)	2,693	2,575	118		4.6%
Finance and insurance gross profit as a % of total vehicle revenue	12.2%	12.0%	21	bps	n/a
Same store locations	166	n/a	n/a		n/a

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

(5) A service bay is a fully-constructed bay dedicated to service, installation, and/or collision offerings.

Revenue and Gross Profit

Good Sam Services and Plans

Good Sam Services and Plans revenue increased primarily due to a $7.6 million increase from the roadside assistance programs primarily resulting from increased contracts in force and favorable updates to assumptions for cancellations; a $2.4 million increase from the extended vehicle warranty programs primarily resulting from increased contracts in force; a $2.0 million increase in Good Sam TravelAssist revenue primarily resulting from increased contracts in force; a $1.6 million increase from the Good Sam Insurance Agency primarily resulting from increased contracts in force; and an $0.9 million increase from the consumer shows due to no shows produced in 2021 and one show produced in 2022; partially offset by $1.2 million reduction from the annual directory; a $1.1 million reduction from RV financing programs; and an $0.8 million reduction from other programs.

Good Sam Services and Plans gross profit increased primarily due to a $9.5 million increase from roadside assistance programs resulting from increased contracts in force, favorable updates to assumptions for cancellations, and reduced marketing costs; a $2.4 million increase from the extended warranty insurance programs; a $2.1 million increase from the Good Sam TravelAssist programs; a $1.7 million increase from the Good Sam Insurance Agency; and a $1.1 million increase from consumer shows; partially offset by a $1.4 million increase in overhead support expenses; a $2.0 million reduction from other services and plans, and a $1.1 million reduction from RV financing programs;. The gross margin increase in Good Sam Services and Plans was primarily due to the increases from the roadside assistance programs described above.

RV and Outdoor Retail:

New Vehicles

New vehicle revenue decreased primarily due to a 9.4% decline in vehicles sold, partially offset by an 8.0% increase in average sales price. On a same store basis, new vehicle revenue decreased 6.2% to $3.0 billion, and new vehicle units sold decreased 13.6%.

New vehicle gross profit decreased primarily due to a 17.4% increase in the average cost of new vehicles sold, partially offset by an 8.0% increase in the average selling price per new vehicle sold. Also, a 9.4% decrease in vehicles sold contributed to the decrease in new vehicle gross profit.

Used Vehicles

Used vehicle revenue increased primarily due to a 4.9% increase in vehicles sold and a 6.2% increase in average selling price per vehicle, driven by an increase in demand for used vehicles, as they are a lower-cost alternative to new vehicles. On a same store basis, used vehicle revenue increased 6.8% to $1.7 billion and used vehicles sold increased 0.1%.

Used vehicle gross profit increased due to the above mentioned increases in units sold and average sales price per vehicle. The decrease in used vehicle gross margin was primarily the result of compression from an 8.4% higher average cost per unit sold, partially offset by a 6.2% increase in average selling price per vehicle sold.

Products, Service and Other

Products, service and other revenue decreased primarily due to our exit from certain non-RV product categories, as part of the 2019 Strategic Shift, that were sold in 2021, but not in 2022. On a same store basis, products, service and other revenue decreased 13.5% to $667.4 million in 2022 from $771.6 million in 2021.

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

Finance and Insurance, net

Finance and insurance revenue and gross profit is recorded net, since the Company is acting as an agent in the transaction, and commission is recognized when a finance and insurance product contract payment has been received or financing has been arranged. Finance and insurance, net revenue as a percentage of new and used vehicle revenue was 12.2% in 2022 compared to 12.0% in 2021. On a same store basis, finance and insurance, net decreased 0.1%, to $572.9 million. Finance and insurance, net revenue increased in total and as a percentage of new and used vehicle revenue primarily due to an increase in the products sold per used vehicle, and increased gross profit per contract for both new and used vehicles sold, partially offset by a lower volume of vehicles sold.

Good Sam Club

Good Sam Club revenue decreased primarily due to a reduction in marketing fee revenue from Good Sam Club co-branded credit cards driven by lower transaction counts at retail locations resulting mainly from the exit from certain non-RV product categories and reduced revenue related to decreased Good Sam Club file size.

Good Sam Club gross profit and gross margin decreased primarily due to the revenue reduction items noted above and investment in new programs.

Operating Expenses and Other

Selling, general and administrative

Selling, general and administrative expenses increased primarily due to a $26.2 million increase in selling expenses, a $12.7 million increase in insurance costs due to increased inventory levels, a $13.0 million increase in occupancy expenses due to the net increase of ten store locations over the prior year, a $7.0 million increase in professional fees, a $6.1 million increase in personal property expenses, and a $0.6 million increase in other store and corporate overhead expenses, partially offset by an $18.2 million reduction in wage-related expenses and a $14.0 million reduction in equity-based compensation expenses.

The $14.0 million decrease in equity-based compensation expenses (See Note 20 — Equity-Based Compensation to our consolidated financial statements included in Part II, Item 8 of this Form 10-K) resulted from $20.0 million of expense for a stock grant to our Chairman and Chief Executive Officer in December 2021 with no grant to that individual in 2022, which was partially offset by an increase of $2.1 million for expense related to the modification of restricted stock units to accelerate and/or continue vesting under employee separation agreements and/or post-termination consulting arrangements, more weighted-average restricted stock units outstanding, and a higher weighted-average grant date fair value of those restricted stock units.

Depreciation and amortization

Depreciation and amortization increased primarily due to increased capital expenditures, mainly driven by our expansion of RV dealership locations and improvements to existing RV dealerships. Additionally, the increase was due to $8.8 million of incremental accelerated amortization during the first quarter of 2022 from the adjustment of the useful lives of certain trademark and trade name intangible assets, associated with brands not traditionally associated with RVs, that we have effectively phased out. The trademark and trade name intangible assets relating to the effectively phased out brands were fully amortized as of March 31, 2022. These increases were partially offset by $7.4 million of accelerated depreciation on store fixtures in the third quarter of 2021 related to categories exited as part of the 2019 Strategic Shift.

Long-lived asset impairment

As discussed in Note 5 – Restructuring and Long-Lived Asset Impairment to our consolidated financial statements included in Part II, Item 8 of this Form 10-K, we recognized $4.2 million of long-lived asset impairments in 2022, of which $1.6 million related to the 2019 Strategic Shift discussed above, and $3.0 million for 2021, of which $1.4 million related to the 2019 Strategic Shift discussed above.

Lease termination

Lease termination expense related primarily to the 2019 Strategic Shift discussed above.

Floor plan interest expense

Floor plan interest expense increased primarily due to a 76.5% increase in average floor plan borrowings driven primarily by higher new vehicle inventory quantities from the normalization of the new travel trailer supply chain and increases in average new vehicle unit costs, a 146 basis point increase in the average floor plan borrowing rate, and, to a lesser extent, an increase in average used vehicles subject to floor plan financing.

Other interest expense, net

Other interest expense increased primarily due to a 96 basis point increase in the Term Loan Facility average interest rate and the additional $300.0 million of term loan borrowings in December 2021, which increased the average debt outstanding in 2022. The increase in interest rates in 2022 did not have a proportionate impact on the increase in other interest expense, since the refinance of the Term Loan Facility in June 2021 resulted in a reduction in interest rates from the 25 basis point decrease in the applicable rate (as defined in the Credit Agreement (as defined in Note 9 – Long-Term Debt to our consolidated financial statements included in Part II, Item 8 of this Form 10-K)) and the Term Loan Facility was subject to the interest rate floor, including the 2.50% applicable rate, of 3.25% for the first four months of 2022 which negated interest rate increases during that period subject to the interest rate floor. The applicable interest rate on the Term Loan Facility has subsequently risen above the interest rate floor and at December 31, 2022 is 6.82%. For the Term Loan Facility, if the 6.82% interest rate was applicable for the entirety of the year 2022, other interest expense would have increased an additional $31.8 million. We expect that interest rates and other interest expense, net will continue to increase in 2023.

Loss and expense on debt restructure

Loss and expense on debt restructure of $13.5 million in 2021 was comprised of $0.4 million in extinguishment of the original issue discount related to the Company’s prior term loan facility, $1.0 million in extinguishment of capitalized finance costs related to the Company’s prior term loan facility, and $12.1 million in legal and other expenses related to the Company’s current term loan facility.

Tax Receivable Agreement Liability adjustment

The Tax Receivable Agreement Liability adjustment for 2022 and 2021 consisted of a benefit of $0.1 million and an expense of $2.8 million, respectively, related to a remeasurement from a decrease and increase, respectively, in state tax rates.

Income tax expense

Income tax expense increased primarily due to a $28.4 million decrease in deferred tax assets, net of release of valuation allowance, as a result of the LLC Conversion in 2022. Additionally, income tax expense for 2021 included benefits to income tax of $4.1 million for the revaluation of deferred tax assets as a result of increased state tax rates and $15.2 million for the release of valuation allowance at CW, which, in 2021 and 2022 prior to the LLC Conversion, became available to offset state combined income in certain unitary states due to the Company’s increased ownership in CWGS, LLC. The valuation allowance release during 2021 was attributable to the change in the entities within state combined filing groups due to unitary relationships, which provided additional taxable income sources to utilize CW’s deferred tax assets. CWH’s increased ownership in CWGS, LLC and other qualitative unity factors impacted the unitary relationships. The impact of these changes in deferred tax assets on income tax expense in 2022 and 2021 was partially offset by a decrease in income tax expense due to lower income generated during 2022.

Segment results

The following table sets forth a reconciliation of total segment income to consolidated income from operations before income taxes for the period presented:

	Fiscal Year Ended
	December 31, 2022		December 31, 2021		Favorable /
		Percent of		Percent of	(Unfavorable)
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%
Revenue:
Good Sam Services and Plans	$192,622	2.8%	$180,926	2.6%	$11,696	6.5%
RV and Outdoor Retail	6,803,278	97.6%	6,759,294	97.8%	43,984	0.7%
Elimination of intersegment revenue	(28,887)	(0.4%)	(26,466)	(0.4%)	(2,421)	(9.1%)
Total consolidated revenue	6,967,013	100.0%	6,913,754	100.0%	53,259	0.8%
Segment income:(1)
Good Sam Services and Plans	90,857	1.3%	74,765	1.1%	16,092	21.5%
RV and Outdoor Retail	528,564	7.6%	798,846	11.6%	(270,282)	(33.8%)
Total segment income	619,421	8.9%	873,611	12.6%	(254,190)	(29.1%)
Corporate & other	(12,619)	(0.2%)	(9,679)	(0.1%)	(2,940)	(30.4%)
Depreciation and amortization	(80,304)	(1.2%)	(66,418)	(1.0%)	(13,886)	(20.9%)
Other interest expense, net	(75,745)	(1.1%)	(46,912)	(0.7%)	(28,833)	(61.5%)
Tax Receivable Agreement liability adjustment	114	0.0%	(2,813)	(0.0%)	2,927	nm
Loss and expense on debt restructure	—	0.0%	(13,468)	(0.2%)	13,468	nm
Other income (expense), net	(752)	(0.0%)	(122)	(0.0%)	(630)	nm
Income before income taxes	$450,115	6.5%	$734,199	10.6%	$(284,084)	(38.7%)

Same store revenue- RV and Outdoor Retail(2)	$5,925,974		$6,116,812		$(190,838)	(3.1%)

nm – not meaningful

(1)	Segment income represents income for each of our reportable segments and is defined as income from operations before depreciation and amortization, plus floor plan interest expense.
(2)	Same store revenue definition not applicable to the Good Sam Services and Plans segment.

Good Sam Services and Plans

Good Sam Services and Plans revenue increased primarily due to a $7.6 million increase from the roadside assistance programs primarily resulting from increased contracts in force and favorable updates to assumptions for cancellations; a $2.4 million increase from the extended vehicle warranty programs primarily resulting from increased contracts in force; a $2.0 million increase in Good Sam TravelAssist revenue primarily resulting from increased contracts in force; a $1.6 million increase from the Good Sam Insurance Agency primarily resulting from increased contracts in force; and an $1.2 million increase from the consumer shows due to no shows produced in 2021 and one show produced in 2022; partially offset by a $1.2 million reduction from the annual directory; a $1.1 million reduction from RV financing programs; and a $0.8 million reduction from other programs.

Good Sam Services and Plans segment income increased primarily due to a $9.5 million increase from the roadside assistance programs resulting from increased contracts in force, favorable updates to assumptions for cancellations, and reduced marketing expenses; a $3.8 million decrease in selling, general and administrative expenses consisting mostly of a decrease in wages-related expenses; a $2.4 million increase from the extended warranty insurance programs; a $2.1 million increase from the Good Sam TravelAssist programs; a $1.7 million increase from the Good Sam Insurance Agency; and a $1.1 million increase from consumer shows; partially offset by a $2.0 million reduction from other services and plans; a $1.4 million increase in overhead support expenses; and a $1.1 million reduction from the RV financing programs. Segment income margin of 47.2% increased 585 basis points, or 14.1%, primarily due to increases from the roadside assistance programs and reduced selling, general and administrative expenses.

RV and Outdoor Retail segment

RV and Outdoor Retail segment revenue increased primarily due to a $191.6 million, or 11.3%, increase in used vehicle revenue, and a $28.0 million, or 4.6%, increase in finance and insurance, net revenue, partially offset by a $102.2 million, or 9.3%, decrease in products, service and other revenue, a $72.0 million, or 2.2%, decrease in new vehicle revenue, and a $1.4 million, or 2.9%, reduction in Good Sam Club revenue.

RV and Outdoor Retail segment income decreased primarily due to decreased segment gross profit of $206.4 million primarily due to increased average cost per vehicle sold and reduced vehicles sold; a $34.2 million increase in selling, general and administrative expenses (see discussion of selling, general and administrative expenses above); a $27.9 million increase in floor plan interest expense; a $1.2 million increase in long-lived asset impairment; and a $1.2 million increase in loss on sale or disposal of assets; partially offset by a $0.6 million decrease in lease termination expense. RV and Outdoor Retail segment margin decreased 405 basis points to 7.8% primarily due to higher vehicle costs and increased selling, general and administrative expenses.

Corporate and other expenses

Corporate and other expenses increased primarily due to costs relating to the Cybersecurity Incident, which are net of insurance recoveries, and increased other professional fees.

Tax Receivable Agreement Liability adjustment

The Tax Receivable Agreement Liability adjustment for 2022 and 2021 consisted of a benefit of $0.1 million and an expense of $2.8 million, respectively, related to a remeasurement from a decrease and increase, respectively, in state tax rates.

Non-GAAP Financial Measures

To supplement our consolidated financial statements, which are prepared and presented in accordance with accounting principles generally accepted in the United States (“GAAP”), we use the following non-GAAP financial measures: EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Net Income Attributable to Camping World Holdings, Inc. – Basic, Adjusted Net Income Attributable to Camping World Holdings, Inc. – Diluted, Adjusted Earnings Per Share – Basic, and Adjusted Earnings Per Share – Diluted (collectively the "Non-GAAP Financial Measures"). We believe that these Non-GAAP Financial Measures, when used in conjunction with GAAP financial measures, provide useful information about operating results, enhance the overall understanding of past financial performance and future prospects, and allow for greater transparency with respect to the key metrics we use in our financial and operational decision making. These Non-GAAP Financial Measures are also frequently used by analysts, investors and other interested parties to evaluate companies in the Company’s industry and are used by management to evaluate our operating performance, to evaluate the effectiveness of strategic initiatives and for planning purposes. By providing these Non-GAAP Financial Measures, together with reconciliations, we believe we are enhancing investors’ understanding of our business and our results of operations, as well as assisting investors in evaluating how well we are executing our strategic initiatives. In addition, our Senior Secured Credit Facilities use Adjusted EBITDA, as calculated for our subsidiary CWGS Group, LLC, to measure our compliance with covenants such as the consolidated leverage ratio. The Non-GAAP Financial Measures have limitations as analytical tools, and the presentation of this financial information is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. They should not be construed as an inference that the Company’s future results will be unaffected by any items adjusted for in these Non-GAAP Financial Measures. In evaluating these Non-GAAP Financial Measures, it is reasonable to expect that certain of these items will occur in future periods. However, we believe these adjustments are appropriate because the amounts recognized can vary significantly from period to period, do not directly relate to the ongoing operations of our business and complicate comparisons of our internal operating results and operating results of other companies over time. Each of the normal recurring adjustments and other adjustments described in this section and in the reconciliation tables below help management with a measure of our core operating performance over time by removing items that are not related to day-to-day operations.

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

The following table reconciles EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin to the most directly comparable GAAP financial performance measures:

	Fiscal Year Ended
	December 31,	December 31,	December 31,
($ in thousands)	2022	2021	2020
EBITDA and Adjusted EBITDA:
Net income	$351,031	$642,075	$344,215
Other interest expense, net	75,745	46,912	54,689
Depreciation and amortization	80,304	66,418	51,981
Income tax expense	99,084	92,124	57,743
Subtotal EBITDA	606,164	847,529	508,628
Long-lived asset impairment (a)	4,231	3,044	12,353
Lease termination (b)	1,614	2,211	4,547
Loss (gain) on sale or disposal of assets, net (c)	622	(576)	1,332
Equity-based compensation (d)	33,847	47,936	20,661
Tax Receivable Agreement liability adjustment (e)	(114)	2,813	(141)
Restructuring costs (f)	7,026	25,701	17,609
Loss and expense on debt restructure (g)	—	13,468	—
Adjusted EBITDA	$653,390	$942,126	$564,989

	Fiscal Year Ended
	December 31,	December 31,	December 31,
(as percentage of total revenue)	2022	2021	2020
Adjusted EBITDA margin:
Net income margin	5.0%	9.3%	6.3%
Other interest expense, net	1.1%	0.7%	1.0%
Depreciation and amortization	1.2%	1.0%	1.0%
Income tax expense	1.4%	1.3%	1.1%
Subtotal EBITDA margin	8.7%	12.3%	9.3%
Long-lived asset impairment (a)	0.1%	0.0%	0.2%
Lease termination (b)	0.0%	0.0%	0.1%
Loss (gain) on sale or disposal of assets, net (c)	0.0%	(0.0%)	0.0%
Equity-based compensation (d)	0.5%	0.7%	0.4%
Tax Receivable Agreement liability adjustment (e)	(0.0%)	0.0%	(0.0%)
Restructuring costs (f)	0.1%	0.4%	0.3%
Loss and expense on debt restructure (g)	—	0.2%	—
Adjusted EBITDA margin	9.4%	13.6%	10.4%

(a)	Represents long-lived asset impairment charges related to the RV and Outdoor Retail segment, which includes locations affected by the 2019 Strategic Shift. See Note 5 – Restructuring and Long-Lived Asset Impairment to our consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information.
(b)	Represents the loss on the termination of operating leases, relating primarily to the 2019 Strategic Shift, resulting from lease termination fees and the derecognition of the operating lease assets and liabilities. See Note 5 – Restructuring and Long-Lived Asset Impairment to our consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information.
(c)	Represents an adjustment to eliminate (i) losses on the disposal or sale of real estate at closed retail locations in 2020, relating primarily to the 2019 Strategic Shift, and (ii) the gains and losses on disposal and sales of various assets.
(d)	Represents non-cash equity-based compensation expense relating to employees, directors, and consultants of the Company.
(e)	Represents an adjustment to eliminate the losses and gains on remeasurement of the Tax Receivable Agreement primarily due to changes in our blended statutory income tax rate. See Note 11 – Income Taxes to our consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information.
(f)	Represents restructuring costs relating to our 2019 Strategic Shift. These restructuring costs include one-time employee termination benefits relating to retail store or distribution center closures/divestitures, incremental inventory reserve charges, and other associated costs. These costs exclude lease termination costs, which are presented separately (see (c) above). See Note 5 – Restructuring and Long-Lived Asset Impairment to our consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information.
(g)	Represents the loss and expense incurred on debt restructure and financing expense, which is comprised of $0.4 million in extinguishment of the original issue discount and $1.0 million in extinguishment of capitalized finance costs related to the Previous Term Loan Facility, and $12.1 million in legal and other expenses related to the New Term Loan Facility in 2021.

Adjusted Net Income Attributable to Camping World Holdings, Inc. and Adjusted Earnings Per Share

We define “Adjusted Net Income Attributable to Camping World Holdings, Inc. – Basic” as net income attributable to Camping World Holdings, Inc. adjusted for the impact of certain non-cash and other items that we do not consider in our evaluation of ongoing operating performance. These items include, among other things, loss and expense on debt restructure, long-lived asset impairment, lease termination costs, gains and losses on sale or disposal of assets, net, equity-based compensation, Tax Receivable Agreement liability adjustment, restructuring costs related to the 2019 Strategic Shift, other unusual or one-time items, the income tax expense effect of these adjustments, income tax expense impact from the LLC Conversion, and the effect of net income attributable to non-controlling interests from these adjustments.

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

We define “Adjusted Earnings Per Share – Basic” as Adjusted Net Income Attributable to Camping World Holdings, Inc. - Basic divided by the weighted-average shares of Class A common stock outstanding. We define “Adjusted Earnings Per Share – Diluted” as Adjusted Net Income Attributable to Camping World Holdings, Inc. – Diluted divided by the weighted-average shares of Class A common stock outstanding, assuming (i) the redemption of all outstanding common units in CWGS, LLC for newly-issued shares of Class A common stock of Camping World Holdings, Inc., if dilutive, and (ii) the dilutive effect of stock options and restricted stock units, if any. We present Adjusted Net Income Attributable to Camping World Holdings, Inc. – Basic, Adjusted Net Income Attributable to Camping World Holdings, Inc. – Diluted, Adjusted Earnings Per Share – Basic, and Adjusted Earnings Per Share – Diluted because we consider them to be important supplemental measures of our performance and we believe that investors’ understanding of our performance is enhanced by including these Non-GAAP financial measures as a reasonable basis for comparing our ongoing results of operations.

The following table reconciles Adjusted Net Income Attributable to Camping World Holdings, Inc. – Basic, Adjusted Net Income Attributable to Camping World Holdings, Inc. – Diluted, Adjusted Earnings Per Share – Basic, and Adjusted Earnings Per Share – Diluted to the most directly comparable GAAP financial performance measure:

	Fiscal Year Ended
	December 31,	December 31,	December 31,
(In thousands except per share amounts)	2022	2021	2020
Numerator:
Net income attributable to Camping World Holdings, Inc.	$136,947	$278,461	$122,345
Adjustments related to basic calculation:
Loss and expense on debt restructure (a):
Gross adjustment	—	13,468	—
Income tax expense for above adjustment (b)	—	(1,770)	—
Long-lived asset impairment (c):
Gross adjustment	4,231	3,044	12,353
Income tax expense for above adjustment (b)	(99)	(24)	(13)
Lease termination (d):
Gross adjustment	1,614	2,211	4,547
Income tax expense for above adjustment (b)	—	(54)	(36)
Loss (gain) on sale or disposal of assets (e):
Gross adjustment	622	(576)	1,332
Income tax expense for above adjustment (b)	(46)	4	(1)
Equity-based compensation (f):
Gross adjustment	33,847	47,936	20,661
Income tax expense for above adjustment (b)	(3,810)	(5,812)	(2,023)
Tax Receivable Agreement liability adjustment (g):
Gross adjustment	(114)	2,813	(141)
Income tax expense for above adjustment (b)	29	(718)	35
Restructuring costs (h)
Gross adjustment	7,026	25,701	17,609
Income tax expense for above adjustment (b)	—	(56)	(84)
Income tax expense impact from LLC Conversion (i)	28,402	—	—
Adjustment to net income attributable to non-controlling interests resulting from the above adjustments (j)	(31,065)	(44,787)	(31,537)
Adjusted net income attributable to Camping World Holdings, Inc. – basic	177,584	319,841	145,047
Adjustments related to diluted calculation:
Reallocation of net income attributable to non-controlling interests from the dilutive effect of stock options and restricted stock units (k)	1,479	—	1,994
Income tax on reallocation of net income attributable to non-controlling interests from the dilutive effect of stock options and restricted stock units (l)	(405)	—	(494)
Reallocation of net income attributable to non-controlling interests from the dilutive redemption of common units in CWGS, LLC (k)	—	408,401	—
Income tax on reallocation of net income attributable to non-controlling interests from the dilutive redemption of common units in CWGS, LLC (l)	—	(104,543)	—
Assumed income tax expense of combining C-Corps with full or partial valuation allowances with the income of other consolidated entities after the dilutive redemption of common units in CWGS, LLC (m)	—	(6,169)	—
Adjusted net income attributable to Camping World Holdings, Inc. – diluted	$178,658	$617,530	$146,547

	Fiscal Year Ended
	December 31,	December 31,	December 31,
(In thousands except per share amounts)	2022	2021	2020
Denominator:
Weighted-average Class A common shares outstanding – basic	42,386	45,009	39,383
Adjustments related to diluted calculation:
Dilutive redemption of common units in CWGS, LLC for shares of Class A common stock (n)	—	43,438	—
Dilutive options to purchase Class A common stock (n)	56	150	79
Dilutive restricted stock units (n)	412	1,165	547
Adjusted weighted average Class A common shares outstanding – diluted	42,854	89,762	40,009

Adjusted earnings per share - basic	$4.19	$7.11	$3.68
Adjusted earnings per share - diluted	$4.17	$6.88	$3.66

Anti-dilutive amounts (o):
Numerator:
Reallocation of net income attributable to non-controlling interests from the anti-dilutive redemption of common units in CWGS, LLC (k)	$243,670	$—	$251,412
Income tax on reallocation of net income attributable to non-controlling interests from the anti-dilutive redemption of common units in CWGS, LLC (l)	$(67,150)	$—	$(64,964)
Assumed income tax benefit of combining C-Corps with full or partial valuation allowances with the income of other consolidated entities after the anti-dilutive redemption of common units in CWGS, LLC (m)	$12,280	$—	$6,430
Denominator:
Anti-dilutive redemption of common units in CWGS, LLC for shares of Class A common stock (n)	42,045	—	49,916

Reconciliation of per share amounts:
Earnings per share of Class A common stock — basic	$3.23	$6.19	$3.11
Non-GAAP Adjustments (p)	0.96	0.92	0.57
Adjusted earnings per share - basic	$4.19	$7.11	$3.68

Earnings per share of Class A common stock — diluted	$3.22	$6.07	$3.09
Non-GAAP Adjustments (p)	0.96	0.92	0.57
Dilutive redemption of common units in CWGS, LLC for shares of Class A common stock (q)	—	(0.10)	—
Dilutive options to purchase Class A common stock and/or restricted stock units (q)	(0.01)	(0.01)	—
Adjusted earnings per share - diluted	$4.17	$6.88	$3.66

(a)	Represents the loss and expense incurred on debt restructure and financing expense, which is comprised of $0.4 million in extinguishment of the original issue discount and $1.0 million in extinguishment of capitalized finance costs related to the Previous Term Loan Facility, and $12.1 million in legal and other expenses related to the New Term Loan Facility.
(b)	Represents the current and deferred income tax expense or benefit effect of the above adjustments, many of which are related to entities with full valuation allowances for which no tax benefit can be currently recognized. This assumption uses effective tax rates between 25.0% and 25.5% for the adjustments for 2022, 2021 and 2020, which represents the estimated tax rate that would apply had the above adjustments been included in the determination of our non-GAAP metric.
(c)	Represents long-lived asset impairment charges related to the RV and Outdoor Retail segment, which includes locations affected by the 2019 Strategic Shift. See Note 5 – Restructuring and Long-Lived Asset Impairment to our consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information.
(d)	Represents the loss on the termination of operating leases relating primarily to the 2019 Strategic Shift, resulting from lease termination costs and the derecognition of the operating lease assets and liabilities. See Note 5 – Restructuring and Long-Lived Asset Impairment to our consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information.
(e)	Represents an adjustment to eliminate (i) losses on the disposal or sale of real estate at closed retail locations in 2020, relating primarily to the 2019 Strategic Shift, and (ii) the gains and losses on disposal and sales of various assets.
(f)	Represents non-cash equity-based compensation expense relating to employees, directors, and consultants of the Company.
(g)	Represents an adjustment to eliminate the losses and gains on remeasurement of the Tax Receivable Agreement primarily due to changes in our effective income tax rate. See Note 11 – Income Taxes to our consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information.
(h)	Represents restructuring costs relating to our 2019 Strategic Shift. These restructuring costs include one-time employee termination benefits relating to retail store or distribution center closures/divestitures, incremental inventory reserve charges, and other associated costs. These costs exclude lease termination costs, which are presented separately (see (d) above). See Note 5 –

Restructuring and Long-Lived Asset Impairment to our consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information.
(i)	For the year ended December 31, 2022, the Company recognized $28.4 million of income tax expense relating to the LLC Conversion. This income tax expense was primarily from the write-off of deferred tax assets, which was partially offset by the release of valuation allowance. See Note 11 – Income Taxes to our consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information.
(j)	Represents the adjustment to net (income) loss attributable to non-controlling interests resulting from the above adjustments that impact the net income of CWGS, LLC. This adjustment uses the non-controlling interest’s weighted average ownership of CWGS, LLC of 49.8%, 49.1% and 55.9% for the years ended December 31, 2022, 2021 and 2020, respectively.
(k)	Represents the reallocation of net income attributable to non-controlling interests from the impact of the assumed change in ownership of CWGS, LLC from stock options, restricted stock units, and/or common units of CWGS, LLC.
(l)	Represents the income tax expense effect of the above adjustment for reallocation of net income attributable to non-controlling interests. This assumption uses effective tax rates between 25.0% and 25.5% for the adjustments for 2022, 2021 and 2020.
(m)	Typically represents adjustments to reflect the income tax benefit of losses of consolidated C-Corps that under the Company’s equity structure, prior to the LLC Conversion, could not be used against the income of other consolidated subsidiaries of CWGS, LLC. However, for the year ended December 31, 2021, this adjustment included the reversal of $15.2 million benefit from changes in the valuation allowance for CW. Subsequent to the redemption of all common units in CWGS, LLC and prior to the LLC Conversion, the Company believes certain actions could be taken such that the C-Corps’ losses could offset income of other consolidated subsidiaries. The adjustment reflects the income tax benefit assuming effective tax rates between 25.0% and 25.5% for the adjustments for 2022, 2021 and 2020 for the losses experienced by the consolidated C-Corps for which valuation allowances have been recorded. No assumed release of valuation allowance established for previous periods were included in these amounts. The $15.2 million release of valuation allowance during the year ended December 31, 2021 was considered to be reversed and excluded from adjusted net income attributable to Camping World Holdings, Inc. – diluted for purposes of this calculation. Beginning in 2023, these C-Corp losses will offset income of other consolidated subsidiaries as a result of LLC Conversion at or around December 31, 2022. See Note 11 – Income Taxes to our consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information.
(n)	Represents the impact to the denominator for stock options, restricted stock units, and/or common units of CWGS, LLC.
(o)	The below amounts have not been considered in our adjusted earnings per share – diluted amounts as the effect of these items are anti-dilutive.
(p)	Represents the per share impact of the Non-GAAP adjustments to net income detailed above (see (a) through (j) above).
(q)	Represents the per share impact of stock options, restricted stock units, and/or common units of CWGS, LLC from the difference in their dilutive impact between the GAAP and Non-GAAP earnings per share calculations.

As discussed under “Our Corporate Structure Impact on Income Taxes” in Part II, Item 7 of this Form 10-K, our “Up-C” corporate structure may make it difficult to compare our results with those of companies with a more traditional corporate structure. There can be a significant fluctuation in the numerator and denominator for the calculation of our adjusted earnings per share – diluted depending on if the common units in CWGS, LLC are considered dilutive or anti-dilutive for a given period. To improve comparability of our financial results, users of our financial statements may find it useful to review our earnings per share assuming the full redemption of common units in CWGS, LLC for all periods, even when those common units would be anti-dilutive. The relevant numerator and denominator adjustments have been provided under “Anti-dilutive amounts” in the table above (see (o) above).

Liquidity and Capital Resources

General

Our primary requirements for liquidity and capital have been working capital, inventory management, acquiring and building new retail locations, the improvement and expansion of existing retail locations, debt service, distributions to holders of equity interests in CWGS, LLC and our Class A common stock, and general corporate needs. These cash requirements have historically been met through cash provided by operating activities, cash and cash equivalents, proceeds from registered offerings of our Class A common stock, borrowings under our Senior Secured Credit Facilities (as defined below), borrowings under our Floor Plan Facility (as defined below), and borrowings under our Real Estate Facilities (as defined below).

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

Stock Repurchase Program

In October 2020, our Board of Directors initially authorized a stock repurchase program for the repurchase of up to $100.0 million of our Class A common stock, expiring on October 31, 2022. In August 2021 and January 2022, our Board of Directors authorized increases to the stock repurchase program for the repurchase of up to an additional $125.0 million and $152.7 million, respectively, of our Class A common stock. Following these extensions, the stock repurchase program now expires on December 31, 2025. Repurchases under the program are subject to any applicable limitations on the availability of funds to be distributed to the Company by CWGS, LLC to fund the repurchase and may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases to be determined at our discretion, depending on market conditions and corporate needs. Open market repurchases will be structured to occur in accordance with applicable federal securities laws, including within the pricing and volume requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended. We may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of our shares under this authorization. This program does not obligate us to acquire any particular amount of Class A common stock and the program may be extended, modified, suspended or discontinued at any time at the Board’s discretion. We expect to fund the repurchases using cash on hand.

During the years ended December 31, 2022 and 2021, we repurchased 2,592,524 and 3,988,881 shares of our Class A common stock, respectively, for $79.8 million and $156.3 million, respectively, including broker commissions. As of December 31, 2022, $120.2 million was available under the stock repurchase program to repurchase additional shares of our Class A common stock.

Dividends

On February 18, 2022, our Board of Directors approved the increase of the portion of the quarterly cash dividend relating to all or a portion of the Excess Tax Distribution (as defined under “Dividend Policy” included in Part II, Item 5 of this Form 10-K) to $0.475 per share of Class A common stock from $0.35 per share, which increased the total quarterly cash dividend to $0.625 per share of Class A common stock from $0.50 per share beginning in March 2022. For each of the four quarters of 2022, we paid a regular quarterly cash dividend on our Class A common stock of $0.625 per share, which was funded with a $0.15 per common unit cash distribution from CWGS, LLC and the remainder funded with all or a portion of the Excess Tax Distribution. Prior to February 18, 2022, our quarterly cash dividend on our Class A common stock was raised in several incremental steps from our first cash dividend of $0.08 per share on December 20, 2016.

CWGS, LLC is required to make cash distributions in accordance with the CWGS LLC Agreement in an amount sufficient for us to pay any expenses incurred by us in connection with the regular quarterly cash dividend, along with any of our other operating expenses and other obligations. Accordingly, CWGS, LLC intends to make a regular quarterly cash distribution to its common unit holders, including us, and we intend to use all of the proceeds from such distribution on our common units to pay a regular quarterly cash dividend on our Class A common stock, subject to our discretion as the sole managing member of CWGS, LLC and the discretion of our Board of Directors. Additionally, as described above, we currently intend to pay a portion of our regular quarterly cash dividend with all or a portion of the Excess Tax Distribution to the holders of our Class A common stock subject to the discretion of our Board of Directors. The LLC Conversion is expected to decrease future Excess Tax Distributions by allowing losses at those subsidiaries to offset taxable income allocated to the members of CWGS, LLC instead of the losses being confined within embedded C-Corps (see Note 11 – Income Taxes to our consolidated financial statements included in Part II, Item 8 of this Form 10-K).

As a result of the LLC Conversion which will generate significant capital losses in 2023 that will be allocated to each member of CWGS, LLC, it is expected that we will not receive any Excess Tax Distribution in 2023. These significant capital losses relate to the LLC Conversion transaction itself and not the ongoing benefits that we expect from offsetting losses generated by these converted subsidiaries against income from other subsidiaries of CWGS, LLC. However, even with no Excess Tax Distribution in 2023, we expect to have the ability to continue to pay the regular quarterly cash dividend on our Class A common stock of $0.625 per share during 2023, which is subject to the discretion of our Board of Directors.

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

Acquisitions and Capital Expenditures

We announced a number of initiatives heading into 2022, including an online RV sales process, service bay expansion, the addition of design centers to our existing store footprint, and continued expansion through dealership acquisitions. We had also announced a number of land acquisitions in anticipation of constructing new stores in 2022.

During the year ended December 31, 2022, the RV and Outdoor Retail segment acquired the assets of various RV dealerships and one RV service center comprised of 11 locations for an aggregate purchase price of approximately $153.7 million (see Note 15 – Acquisitions to our consolidated financial statements included in Part II, Item 8 of this Form 10-K) and purchased real property of $55.7 million, of which $19.7 million was from parties related to the sellers of the businesses. Also, in 2022, the Good Sam Services and Plans segment acquired the assets of an outdoor publication for $3.4 million.

We have plans to slow dealership expansion in 2023. We have seven greenfield locations at or near construction completion which we may delay opening until market conditions improve. At this time, we expect our acquisition spend may be up to $25.0 million in 2023, but we may increase this range as other acquisition opportunities arise. Factors that could impact the quantity of future locations or the cost to acquire or open those locations include, but are not limited to, our ability to locate potential acquisition targets or greenfield locations in a geographic area and at a cost that meets our success criteria; continued strong cash flow generation from our operations to fund these acquisitions and new locations; and availability of financing under our Floor Plan Facility. We expect the additional cash requirements of the other announced initiatives to be immaterial.

Tax Receivable Agreement Liability

The aggregate estimated payments under the Tax Receivable Agreement at December 31, 2022, were as follows (in thousands):

As of
December 31, 2022
2023	$10,873
2024	11,911
2025	12,214
2026	12,555
2027	13,005
Thereafter	110,058
Total	$170,616

See Note 11 — Income Taxes to our consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information.

2019 Strategic Shift

In connection with the 2019 Strategic Shift during the year ended December 31, 2022, we have paid or otherwise settled $6.1 million of lease termination costs and $7.1 million of other associated costs, which excludes gains from the derecognition of the related operating lease assets and liabilities for these terminated leases. We expect that approximately $2.8 million to $6.3 million of other associated costs and $1.6 million to $9.6 million of lease termination costs will result in future cash expenditures during 2023. Any restructuring costs, other than lease termination costs, relating to the 2019 Strategic Shift recognized after December 31, 2022 will not be included as an adjustment to our Non-GAAP Financial Measures. For a discussion of the 2019 Strategic Shift, see Note 5 ─ Restructuring and Long-Lived Asset Impairment to our consolidated financial statements included in Part II, Item 8 of this Form 10-K.

Other Cash Requirements or Commitments

Substantially all of our new RV inventory and, at times, certain of our used RV inventory is financed under our Floor Plan Facility (defined in Note 4 – Inventories and Floor Plan Payables to our consolidated financial statements included in Part II, Item 8 of this Form 10-K). See “Description of Credit Facilities, Other Long-Term Debt, and Finance Lease Arrangements” for a summary of the cash requirements related to our indebtedness.

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

Sources of Liquidity and Capital

We believe that our sources of liquidity and capital including cash provided by operating activities and borrowings under our various credit facilities, other long-term debt, and finance lease arrangements (see Liquidity and Capital Resources — Description of Credit Facilities, Other Long-Term Debt, and Finance Lease Arrangements in Part II, Item 7 of this Form 10-K), including additional borrowing capacity where applicable, will be sufficient to finance our continued operations, growth strategy, including the opening of any additional retail locations, regular and special quarterly cash dividends (as described above), required payments for our obligations under the Tax Receivable Agreement, and additional expenses we expect to incur for at least the next twelve months.

However, we cannot assure you that our cash provided by operating activities, cash and cash equivalents or cash available under our Revolving Credit Facility, our Floor Plan Facility, and our Real Estate Facilities, will be sufficient to meet our future needs. If we are unable to generate sufficient cash flows from operations in the future and if availability under our Revolving Credit Facility, our Floor Plan Facility, and our Real Estate Facilities is not sufficient, we may have to obtain additional financing. If we obtain additional capital by issuing equity, the interests of our existing stockholders will be diluted. If we incur additional indebtedness, that indebtedness may impose significant financial and other covenants that may significantly restrict our operations. We cannot assure you that we could obtain refinancing or additional financing on favorable terms or at all, including the expected additional borrowings noted above and particularly in light of the current macroeconomic uncertainty. See “Risk Factors — Risks Related to our Business — Our ability to operate and expand our business and to respond to changing business and economic conditions will depend on the availability of adequate capital” included in Part I, Item 1A of this Form 10-K.

As of December 31, 2022 and 2021, we had working capital of $611.3 million and $685.6 million, respectively, including $130.1 million and $267.3 million, respectively, of cash and cash equivalents. Our working capital reflects the cash provided by deferred revenue and gains reported under current liabilities of $95.7 million and $95.5 million as of December 31, 2022 and 2021, respectively. Deferred revenue primarily consists of cash collected for club memberships and roadside assistance contracts in advance of services to be provided, which is deferred and recognized as revenue over the life of the membership, and deferred revenue for the annual guide. We use net proceeds from this deferred membership revenue to lower our long-term borrowings and finance our working capital needs. Our Floor Plan Facility includes a flooring line aggregate interest reduction (“FLAIR”) offset account that allows us to transfer cash as an offset to the payables under the Floor Plan Facility. At December 31, 2022, and 2021, the FLAIR offset account was $217.7 million and $92.1 million, respectively, of which $159.1 million and $92.1 million, respectively, could have been withdrawn while remaining in compliance with the financial covenants of the Floor Plan Facility.

Seasonality

We have experienced, and expect to continue to experience, variability in revenue, net income, and cash flows as a result of annual seasonality in our business. See Note 1 ─ Summary of Significant Accounting Policies — Seasonality to our consolidated financial statements included in Part II, Item 8 of this Form 10-K and “Risk Factors — Risks Related to our Business — Our business is seasonal and this leads to fluctuations in revenues” included in Part I, Item 1A of this Form 10-K.

Cash Flow

The following table shows summary cash flow information for the years ended December 31, 2022 and 2021, respectively:

	Year Ended December 31,
(In thousands)	2022	2021
Net cash provided by operating activities	$189,783	$154,004
Net cash used in investing activities	(422,535)	(355,772)
Net cash provided by financing activities	95,551	303,028
Net (decrease) increase in cash and cash equivalents	$(137,201)	$101,260

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

Net cash provided by operating activities was $189.8 million for the year ended December 31, 2022, an increase of $35.8 million from $154.0 million of net cash provided by operating activities for the year ended December 31, 2021. The increase was primarily due to a $375.5 million decrease in the working capital adjustment for inventory, a $49.2 million increase in deferred income taxes, a $24.7 million decrease in the working capital adjustment for accounts receivable and contracts in transit, and a $13.9 million increase in depreciation and amortization, partially offset by a $291.0 million reduction in net income, a $95.0 million decrease in the working capital adjustment for accounts payable and other accrued expenses, a $13.3 million decrease in the working capital adjustment for deferred revenue, a $14.1 million decrease in equity-based compensation, and a $14.1 million reduction in other operating activities.

Investing activities.  Our investment in business activities primarily consists of expanding our operations through organic growth and the acquisition of retail locations. Substantially all of our new retail locations and capital expenditures have been financed using cash provided by operating activities and borrowings under our various credit facilities, other long-term debt, and finance lease arrangements, as applicable (see Liquidity and Capital Resources — Description of Credit Facilities, Other Long-Term Debt, and Finance Lease Arrangements in Item 7 of Part II of this Form 10-K).

The table below summarizes our capital expenditures for the years ended December 31, 2022 and 2021, respectively:

	Year Ended December 31,
(In thousands)	2022	2021
IT hardware and software	$15,145	$7,047
Greenfield and acquired dealership locations	66,353	47,315
Existing retail locations	71,336	64,141
Corporate and other	2,092	154
Total capital expenditures	$154,926	$118,657

Our capital expenditures consist primarily of investing in acquired and greenfield retail and RV dealership locations, existing retail locations, information technology, hardware and software. The expected capital expenditures relating to new dealerships and real estate purchases for the year ending December 31, 2023 are discussed above. As of December 31, 2022, we had entered into contracts for construction of new dealership buildings for an aggregate future commitment of $8.8 million. There were no other material commitments for capital expenditure.

Net cash used in investing activities was $422.5 million for the year ended December 31, 2022. The $422.5 million of cash used in investing activities was comprised of $154.9 million of capital expenditures primarily related to retail locations, $217.0 million for the purchase of RV and outdoor retail businesses and a publication business, $55.7 million for the purchase of real property, $3.0 million for purchase of other investments, and $0.9 million for the purchase of intangible assets, partially offset by proceeds from the sale of real property of $7.4 million and proceeds of $1.6 million from the sale of property and equipment. See Note 15 – Acquisitions to our consolidated financial statements included in Part II, Item 8 of this Form 10-K.

Net cash used in investing activities was $355.8 million for the year ended December 31, 2021. The $355.8 million of cash used in investing activities was comprised of $129.2 million for the purchase of real property, $118.7 million of capital expenditures primarily related to retail locations, $100.1 million for purchases of RV and outdoor retail businesses, $8.0 million for purchases of other investments and $5.7 million for purchases of intangible assets, partially offset by proceeds of $3.6 million from the sale of real property, and $2.2 million from the sale of property and equipment. See Note 15 – Acquisitions to our consolidated financial statements included in Part II, Item 8 of this Form 10-K.

Financing activities.  Our financing activities primarily consist of proceeds from the issuance of debt and the repayment of principal and debt issuance costs.

Our net cash provided by financing activities was $95.6 million for the year ended December 31, 2022. The $95.6 million of cash provided by financing activities was primarily due to $314.1 million of net proceeds from borrowings under the Floor Plan Facility (as defined below), $127.8 million of proceeds from long-term debt under our Real Estate Facilities (as defined below), $28.0 million of proceeds from a sale-leaseback arrangement, $6.0 million of proceeds from landlord funded construction on finance leases, and $0.5 million of proceeds from exercise of stock options, partially offset by $163.0 million of member distributions, $105.4 million of dividends paid on Class A common stock, $79.8 million for the repurchase of Class A common stock, $12.3 million of payments on long-term debt, $11.1 million of withholding taxes paid upon the vesting of restricted stock units (“RSUs”), $6.0 million for finance lease payments, and $3.2 million of debt issuance costs.

Our net cash provided by financing activities was $303.0 million for the year ended December 31, 2021. The $303.0 million of cash provided by financing activities was primarily due to $487.9 million of net proceeds from borrowings under the Floor Plan Facility, $430.7 million of proceeds from long-term debt, and $4.1 million of proceeds from exercise of stock options, partially offset by $193.7 million of member distributions, $177.9 million of payments on long-term debt, $156.3 million for the repurchase of Class A common stock, $67.2 million of dividends paid on Class A common stock, $12.1 million of withholding taxes paid upon vesting of RSUs, $7.7 million stock award shares withheld for tax, $2.9 million for finance lease payments, and $1.9 million of debt issuance costs.

Description of Credit Facilities, Other Long-Term Debt, and Finance Lease Arrangements

As of December 31, 2022 and 2021, we had outstanding debt in the form of our Senior Secured Credit Facilities (as defined below), our Floor Plan Facility (as defined below), our Real Estate Facilities (as defined below), other long-term debt, and finance lease obligations. We may from time to time seek to refinance, retire or exchange our outstanding debt. Such refinancings, repayments or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. For additional information regarding our interest rate risk and interest rate hedging instruments, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of this Form 10-K.

The following table shows a summary of the outstanding balances, current portion, and remaining available borrowings under our credit facilities, other long-term debt and finance lease arrangements at December 31, 2022:

		Current	Remaining
(In thousands)	Outstanding	Portion	Available
Floor Plan Facility:
Notes payable - floor plan	$1,319,941	$1,319,941	$85,082	(1)
Revolving line of credit	20,885	—	49,115	(2)
Senior Secured Credit Facilities:
Term Loan Facility	1,360,454	14,015	—
Revolving Credit Facility	—	—	60,070	(3)
Other:
Real Estate Facilities	145,911	11,090	122,134	(4)
Other long-term debt	3,280	124	—
Finance lease obligations	104,460	10,244	—
	$2,954,931	$1,355,414	$316,401

(1)	The unencumbered borrowing capacity for the Floor Plan Facility represents the additional borrowing capacity less any accounts payable for sold inventory and less any purchase commitments. Additional borrowings are subject to the vehicle collateral requirements under the Floor Plan Facility.
(2)	The revolving line of credit borrowings are subject to a borrowing base calculation but were not limited as of December 31, 2022.
(3)	The Revolving Credit Facility remaining available balance was reduced by outstanding undrawn letters of credit. The Credit Agreement requires compliance with a Total Net Leverage Ratio covenant when borrowings on the Revolving Credit Facility (excluding certain amounts relating to letters of credit) is over a 35%, or $22.8 million, threshold.
(4)	Additional borrowings on the Real Estate Facilities are subject to a debt service coverage ratio covenant and to the property collateral requirements under the Real Estate Facilities.

Floor Plan Facility

As of December 31, 2022 and 2021, FreedomRoads, LLC (“FR”) maintained floor plan financing through the Eighth Amended and Restated Credit Agreement (“Floor Plan Facility”) entered into in September 2021, which amended the Seventh Amended and Restated Credit Agreement that was previously entered into in December 2017. The Floor Plan Facility at December 31, 2022 allowed FR to borrow (a) up to $1.70 billion under a floor plan facility, (b) up to $30.0 million under a letter of credit facility and (c) up to a maximum amount outstanding of $70.0 million under the revolving line of credit. The Floor Plan Facility also includes an accordion feature allowing FR, at its option, to request to increase the aggregate amount of the floor plan notes payable in $50 million increments up to a maximum amount of $200 million. The lenders under the Floor Plan Facility are not under any obligation to provide commitments in respect of any such increase. The maturity date of the Floor Plan Facility is September 30, 2026.

As of December 31, 2022 and 2021, the applicable interest rate for the floor plan notes payable under the Floor Plan Facility was 6.01% and 1.96%, respectively. Under the Floor Plan Facility, at our option, the floor plan notes payable, and borrowings for letters of credit, in each case, bear interest at a rate per annum equal to (a) the floating Bloomberg Short-Term Bank Yield Index rate (“BSBY”) plus the applicable rate of 1.90% to 2.50% determined based on FR’s consolidated current ratio, or, (b) the base rate (as described below) plus the applicable rate of 0.40% to 1.00% determined based on FR’s consolidated current ratio.

As of December 31, 2022 and 2021, the applicable interest rate for revolving line of credit borrowings under the Floor Plan Facility was 6.21% and 2.31%, respectively. Under the Floor Plan Facility, revolving line of credit borrowings bear interest at a rate per annum equal to, at our option, either: (a) a floating BSBY rate, plus 2.25%, in the case of floating BSBY rate loans, or (b) a base rate determined by reference to the greatest of: (i) the federal funds rate plus 0.50%, (ii) the prime rate published by Bank of America, N.A. and (iii) the floating BSBY rate plus 1.75%, plus 0.75%, in the case of base rate loans. Additionally, under the Floor Plan Facility, the revolving line of credit borrowings are limited by a borrowing base calculation, which did not limit the borrowing capacity at December 31, 2022.

The Floor Plan Facility includes a flooring line aggregate interest reduction (“FLAIR”) offset account that allows us to transfer cash as an offset to the payables under the Floor Plan Facility. These transfers reduce the amount of liability outstanding under the floor plan borrowings that would otherwise accrue interest, while retaining the ability to withdraw amounts from the FLAIR offset account subject to the financial covenants under the Floor Plan Facility. As a result of using the FLAIR offset account, we experience a reduction in floor plan interest expense in our consolidated statements of operations. As of December 31, 2022 and 2021, FR had $217.7 million and $92.1 million, respectively, in the FLAIR offset account. The maximum FLAIR percentage of outstanding floor plan borrowings is 35% under the Floor Plan Facility. The FLAIR offset account does not reduce the outstanding amount of loans under the Floor Plan Facility for purposes of determining the unencumbered borrowing capacity under the Floor Plan Facility.

We have determined that the credit agreements governing the Floor Plan Facility include subjective acceleration clauses, which could impact debt classification. We believe that no events have occurred at December 31, 2022 that would trigger a subjective acceleration clause. Additionally, the credit agreements governing the Floor Plan Facility contain certain financial covenants. FR was in compliance with all debt covenants at December 31, 2022 and 2021.

See Note 4 – Inventories and Floor Plan Payables to our consolidated financial statements included in Part II, Item 8 of this Form 10-K.

Senior Secured Credit Facilities

As of December 31, 2022 and 2021, CWGS Group, LLC (the “Borrower”), a wholly-owned subsidiary of CWGS, LLC, was party to a credit agreement (the “Credit Agreement”) for a senior secured credit facility (the “Senior Secured Credit Facilities”). The Senior Secured Credit Facilities consist of a $1.4 billion term loan facility (the “Term Loan Facility”) and a $65.0 million revolving credit facility (the “Revolving Credit Facility”).

The funds available under the Revolving Credit Facility may be utilized for borrowings or letters of credit; however, a maximum of $25.0 million may be allocated to such letters of credit. The Revolving Credit Facility matures in June 2026, and the Term Loan Facility matures in June 2028. The Term Loan Facility requires mandatory principal payments in equal quarterly installments of $3.5 million. Additionally, we are required to prepay the term loan borrowings in an aggregate amount up to 50% of excess cash flow, as defined in the Credit Agreement, for such fiscal year depending on the Total Leverage Ratio (as defined by the Credit Agreement) beginning with the year ended December 31, 2022. No additional excess cash flow payment was required relating to 2022 and we do not expect an additional excess cash flow payment to be required relating to 2023.

Under the Senior Secured Credit Facilities, we have the ability to request to increase the amount of term loans or revolving loans in an aggregate amount not to exceed the greater of (a) a “fixed” amount set at $725.0 million and (b) 100% of consolidated EBITDA for the most recent four consecutive fiscal quarters on a pro forma basis (as defined in the Credit Agreement). We requested and received an increase in the Term Loan Facility of $300.0 million in December 2021. The lenders under the Senior Secured Credit Facilities are not under any obligation to provide commitments in respect of any such increase.

The Senior Secured Credit Facilities are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by each of our existing and future domestic restricted subsidiaries with the exception of FreedomRoads Intermediate Holdco, LLC, the direct parent of FR, and FR, and its subsidiaries. The Credit Agreement contains certain restrictive covenants pertaining to, but not limited to, mergers, changes in the nature of the business, acquisitions, additional indebtedness, sales of assets, investments, and the payment of dividends subject to certain limitations and minimum operating covenants. Additionally, we have determined that the Senior Secured Credit Facilities include subjective acceleration clauses, which could impact debt classification. We believe that no events have occurred at December 31, 2022 that would trigger a subjective acceleration clause.

The Credit Agreement requires the Borrower and its subsidiaries to comply on a quarterly basis with a maximum Total Net Leverage Ratio (as defined in the Credit Agreement), which covenant is in effect only if, as of the end of each calendar quarter, the aggregate amount of borrowings under the revolving credit facility (including swingline loans), letters of credit and unreimbursed letter of credit disbursements outstanding at such time is greater than 35% of the total commitment on the Revolving Credit Facility (excluding (i) up to $15.0 million attributable to any outstanding undrawn letters of credit and (ii) any cash collateralized or backstopped letters of credit), as defined in the Credit Agreement. As of December 31, 2022, we were not subject to this covenant as borrowings under the Revolving Credit Facility did not exceed the 35% threshold and it did not limit our borrowing capacity. We were in compliance with all applicable debt covenants at December 31, 2022 and 2021.

See Note 9 – Long-Term Debt to our consolidated financial statements included in Part II, Item 8 of this Form 10-K.

Real Estate Facilities

On October 27, 2022, subsidiaries of FRHP Lincolnshire, LLC (“FRHP”), an indirect wholly-owned subsidiary of CWGS, LLC, entered into a credit agreement with a syndication of banks for a real estate credit facility (the “M&T Real Estate Facility”) with aggregate maximum principal capacity of $250.0 million with an option that allows FRHP to request an additional $100.0 million of principal capacity. The lenders under the M&T Real Estate Facility are not under any obligation to provide commitments in respect of any such increase. The M&T Real Estate Facility bears interest at FRHP’s option, based on applicable rates as of December 31, 2022, of either (as defined in the credit agreement for the M&T Real Estate Facility): (a) the Secured Overnight Financing Rate (“SOFR”) plus 2.30% or (b) the highest of (i) the Federal Funds Rate plus 1.80%, (ii) the Prime Rate plus 1.30%, or (iii) SOFR plus 2.30%. The M&T Real Estate Facility has an unused commitment fee of 0.20% of the aggregate unused principal amount and it matures in October 2027. Additionally, the M&T Real Estate Facility is subject to a covenant to comply with a minimum debt service coverage ratio of greater than 1.10 to 1.00. All obligations under the M&T Real Estate Facility and the guarantees of those obligations, are secured, subject to certain exceptions, by the mortgaged real property assets.

In November 2018, September 2021, and December 2021, Camping World Property, Inc. (the ‘‘Real Estate Borrower’’), an indirect wholly-owned subsidiary of CWGS, LLC, and CIBC Bank USA (“Lender”), entered into loan and security agreements for real estate credit facilities (as amended from time to time, the “First CIBC Real Estate Facility”, the “Second CIBC Real Estate Facility”, and the “Third CIBC Real Estate Facility”, respectively, and collectively the “CIBC Real Estate Facilities”) with aggregate maximum principal capacities of $21.5 million, $9.0 million, and $10.1 million for the First CIBC Real Estate Facility, Second CIBC Real Estate Facility, and Third CIBC Real Estate Facility, respectively. Borrowings under the CIBC Real Estate Facilities are guaranteed by CWGS Group, LLC, a wholly-owned subsidiary of CWGS, LLC. The CIBC Real Estate Facilities may be used to finance the acquisition of real estate assets and are secured by first priority security interest on the real estate assets acquired with the proceeds of the CIBC Real Estate Facilities. The First CIBC Real Estate Facility, the CIBC Second Real Estate Facility, and Third CIBC Real Estate Facility mature in October 2023, September 2026, and December 2026, respectively.

The following table shows a summary of the outstanding balances, remaining available borrowings, and weighted average interest rate under the M&T Real Estate Facility and the CIBC Real Estate Facilities (collectively the “Real Estate Facilities”) at December 31, 2022:

	As of December 31, 2022
	Principal	Remaining		Wtd. Average
(In thousands)	Outstanding(1)	Available(2)		Interest Rate
Real Estate Facilities
M&T Real Estate Facility	$124,655	$122,134	(3)	6.39%
First CIBC Real Estate Facility	3,934	—		6.39%
Second CIBC Real Estate Facility	7,779	—		6.39%
Third CIBC Real Estate Facility	9,543	—		6.14%
	$145,911	$122,134

(1)	Outstanding principal amounts are net of unamortized finance costs.
(2)	Amounts cannot be reborrowed.
(3)	Additional borrowings on the M&T Real Estate Facility are subject to a debt service coverage ratio covenant and the property collateral requirements under the M&T Real Estate Facility

We determined that the credit agreements governing the Real Estate Facilities include subjective acceleration clauses, which could impact debt classification. We believe that no events have occurred at December 31, 2022 that would trigger a subjective acceleration clause. Additionally, the Real Estate Facilities are subject to certain cross default provisions, a debt service coverage ratio, and other customary covenants. We were in compliance with all debt covenants at December 31, 2022 and 2021.

See Note 9 – Long-Term Debt to our consolidated financial statements included in Part II, Item 8 of this Form 10-K.

Other Long-Term Debt

Other long-term debt is comprised of a mortgage on a property, which matures in December 2026. See Note 9 – Long-Term Debt to our consolidated financial statements included in Part II, Item 8 of this Form 10-K.

Finance Lease Obligation

From time to time, we enter into finance leases typically for real estate and/or information technology equipment. See Note 10 – Leases to our consolidated financial statements included in Part II, Item 8 of this Form 10-K

Sale/Leaseback Arrangements

We have in the past and may in the future enter into sale-leaseback transactions to finance certain property acquisitions and capital expenditures, pursuant to which we sell property and/or leasehold improvements to third parties and agree to lease those assets back for a certain period of time. Such sales generate proceeds which vary from period to period.

On February 8, 2022, FRHP Lincolnshire, LLC sold three properties for a total sale price of $28.0 million. Concurrent with the sale of these properties, we entered into three separate twenty-year lease agreements, whereby we will lease back the properties from the acquiring company. Under each lease agreement, FR has four consecutive options to extend the lease term for additional periods of five years for each option. This transaction is accounted for as a financing transaction. We recorded a liability for the amount received, will continue to depreciate the non-land portion of the assets, and have imputed an interest rate so that the net carrying amount of the financial liability and remaining assets will be zero at the end of the initial lease terms. The financial liability is included in other long-term liabilities in the consolidated balance sheet as of December 31, 2022.

Deferred Revenue

Deferred revenue consists of sales for products and services not yet recognized as revenue at the end of a given period. Our deferred revenue as of December 31, 2022 was $165.9 million. Deferred revenue is expected to be recognized as revenue as set forth in the following table (in thousands):

As of
December 31, 2022
2023	$95,695
2024	32,630
2025	17,766
2026	9,549
2027	4,554
Thereafter	5,748
Total	$165,942

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

Revenue Recognition — Finance and Insurance Chargebacks

The proceeds the Company receives for arranging financing contracts, and selling insurance and service contracts, are subject to chargebacks if the customer terminates the respective contract earlier than a stated period. In the case of insurance and service contracts, the stated period typically extends from one to seven years with the refundable commission balance declining over the contract term. These proceeds are recorded as variable consideration, net of estimated chargebacks. Chargebacks are estimated based on ultimate future cancellation rates by product type and year sold using a combination of actuarial methods and leveraging our historical experience using data extending back to 2013, adjusted for new consumer trends. The chargeback liabilities included in the estimate of variable consideration totaled $76.4 million and $68.8 million as of December 31, 2022 and December 31, 2021, respectively. If cancellation rates on products sold during 2022 and 2021 were to increase by 100 basis points, our chargeback liabilities would have increased by $5.9 million as of December 31, 2022.

Long-Lived Assets — Impairment

Our long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Our long-lived asset groups exist predominantly at the individual location level and the associated impairment analysis involves the comparison of an asset group’s estimated future undiscounted cash flows over its remaining useful life to its respective carrying value, which primarily includes furniture, equipment, leasehold improvements, and operating lease assets. For long-lived asset groups identified with carrying values not recoverable by future undiscounted cash flows, impairment charges are recognized to the extent the sum of the discounted future cash flows from the use of the asset group is less than the carrying value. The impairment charge is allocated to the individual long-lived assets within an asset group; however, an individual long-lived asset is not impaired below its individual fair value, if readily determinable. The measurement of any impairment loss includes estimation of the fair value of the asset group’s respective operating lease assets, which includes estimates of market rental rates based on comparable lease transactions. For the years ended December 31, 2022, 2021, and 2020, we recorded long-lived asset impairment of $4.2 million, $3.0 million, and $12.4 million, respectively (see Note 5 – Restructuring and Long-lived Asset Impairment to our consolidated financial statements included in Part II, Item 8 of this Form 10-K).

Inventories — Products, Parts, Accessories and Other

In assessing lower of cost or net realizable value for products, parts, accessories and other inventories, we typically consider (i) the aging of the inventory item, (ii) historical sales experience of the inventory item, and (iii) current market conditions and trends for the inventory item. We also review and consider the following metrics related to sales of inventory items (both on a recent and longer-term historical basis): (i) days of supply in our inventory, and (ii) average selling price if sold at less than original cost. We then determine the appropriate level of reserve required to reduce our inventory to the lower of cost or net realizable value and record the resulting adjustment in the period in which we determine a loss has occurred. If future demand or market conditions for our products are less favorable than forecasted or if unforeseen circumstances negatively impact the utility of inventory, we may be required to record additional write-downs, which would negatively affect the results of operations in the period when the write-downs are recorded. For the years ended December 31, 2021 and 2020, we recorded incremental inventory reserve charges of $15.0 million and $0.5 million, respectively relating to our 2019 Strategic Shift (see Note 5 – Restructuring and Long-lived Asset Impairment to our consolidated financial statements included in Part II, Item 8 of this Form 10-K).

Deferred Tax Assets and Tax Receivable Agreement Liability — Valuation

When Continuing Equity Owners redeemed common units in CWGS, LLC for Class A common stock, CWH received an equal number of common units to the quantity of shares of Class A common stock issued to the Continuing Equity Owners. When CWH acquired this additional ownership in CWGS, LLC in the form of common units, it received a significant step-up in outside tax basis on the underlying assets held by CWGS, LLC. The step-up was principally equivalent to the difference between (1) the fair value of the underlying assets on the date of the redemption and (2) the tax basis in the underlying assets, multiplied by the percentage of common units acquired. The majority of the step-up in basis was related to intangible assets, primarily goodwill, and is included within deferred tax assets on our consolidated balance sheets. The computation of the step-up required valuations of the intangible assets of CWGS, LLC and has the same complexities and estimates as our purchase accounting on acquisitions (see Note 15 – Acquisitions to our consolidated financial statements included in Part II, Item 8 of this Form 10-K). In addition, the step-up is governed by complex IRS rules that limit which class and amount of step-up is deductible. Given the magnitude of the deferred tax assets and complexity of the calculations, small adjustments to our model used to calculate these deferred tax assets can result in material changes to the amounts recognized, especially in years that include redemptions by Continuing Equity Owners. If more common units of CWGS, LLC are redeemed by Continuing Equity Owners, the percentage of

CWH’s ownership of CWGS, LLC will increase, and additional deferred tax assets will be created as additional tax basis step-ups occur and such amounts are likely to be material.

Pursuant to the Tax Receivable Agreement, CWH makes annual payments to the Original Equity Owners that had previously redeemed common units in CWGS, LLC equivalent to 85% of any tax benefits CWH realizes on each year’s tax return from the additional tax deductions arising from the step-up in tax basis. A Tax Receivable Agreement liability of $170.6 million existed as of December 31, 2022 for the future cash obligations expected to be paid under the Tax Receivable Agreement and was not discounted. The calculation of this liability is a function of the step-up described above and, therefore, has the same complexities and estimates. Similar to the deferred tax assets, these liabilities would likely increase materially if Continuing Equity Owners redeem additional common units of CWGS, LLC. As of December 31, 2022, if there was a 100 basis point increase or decrease in the estimated income tax rate, the Tax Receivable Agreement liability would increase or decrease by $6.7 million, respectively.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

We are exposed to market risk from changes in interest rates. This market risk arises in the normal course of business, as we do not engage in speculative trading activities. The following analysis provides quantitative information regarding this risk.

Interest Rate Risk

Our operating results are subject to risk from interest rate fluctuations on our Senior Secured Credit Facilities, our Floor Plan Facility, and our Real Estate Facilities, which carry variable interest rates. Interest rate risk is the exposure to loss resulting from changes in the level of interest rates and the spread between different interest rates. Because our Senior Secured Credit Facilities, Floor Plan Facility, and Real Estate Facilities bear interest at variable rates, we are exposed to market risks relating to changes in interest rates. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control.

Based on December 31, 2022 debt levels (see Liquidity and Capital Resources — Description of Credit Facilities, Other Long-Term Debt, and Finance Lease Arrangements in Part II, Item 7 of this Form 10-K), an increase or decrease of 100 basis points in the effective interest rate would cause an increase or decrease in interest expense:

•under our Term Loan Facility of $14.0 million over the next 12 months;

•under our Floor Plan Facility of approximately $13.4 million over the next 12 months;

•	under our Floor Plan Facility revolving line of credit of approximately $0.2 million over the next 12 months;

•under our Real Estate Facilities of approximately $1.5 million over the next 12 months; and

•under our Other Long-Term Debt would be immaterial.

See “Results of Operations” in Part II, Item 7 of this Form 10-K for a discussion of interest expense for the year ended December 31, 2022 compared to the year ended December 31, 2021.

We do not use derivative financial instruments for speculative or trading purposes, but this does not preclude our adoption of specific hedging strategies in the future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Camping World Holdings, Inc. and Subsidiaries

Consolidated Financial Statements

Years Ended December 31, 2022, 2021, and 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Camping World Holdings, Inc. and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Camping World Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders' equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes and the schedules listed in the Index at Item 15(a)(2) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Finance and Insurance, Net — Revenue Recognition — Refer to Note 1 to the consolidated financial statements

Critical Audit Matter Description

The Company acts as an agent in selling certain insurance and service contracts with multi-year terms to customers on behalf of third-party insurance providers. The proceeds the Company receives from the third-

party insurance providers for selling these contracts are subject to chargebacks of such proceeds if the customer terminates the respective contract earlier than a stated period. The proceeds are recorded as variable consideration, net of estimated chargebacks. Chargebacks depend on ultimate future cancellation rates, estimated by management by product type and year sold using a combination of actuarial methods and leveraging the Company’s historical experience, adjusted for new consumer trends. As of December 31, 2022, the Company’s consolidated balance sheet included $76.4 million in chargeback liabilities related to these contracts.

Given the judgment involved in estimating the ultimate future cancellation rates used to estimate the chargeback liabilities, auditing this assumption required a high degree of auditor judgment, including the use of our actuarial specialists, in performing audit procedures to evaluate the reasonableness of management’s estimates.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the ultimate future cancellation rates included the following, among others:

●	We tested the effectiveness of controls over the calculation of the chargeback liabilities, which includes the estimation of future cancellation rates.
●	We read standard insurance policies for each policy type, including agreements and amendments between insurance providers and the Company to understand the arrangements in effect.
●	With the assistance of our actuarial specialists, we developed a range of the ultimate liability estimates based on independent estimated ultimate future cancellation rates utilizing current economic factors and comparing such range to the liability estimate determined by management.
●	We evaluated the reasonableness of the ultimate future cancellation rates used by comparing the recorded liability amounts, determined based on estimated ultimate future cancellation rates, and related refund amounts, reflective of actual chargebacks paid to insurance providers, over historical and current periods.

Long-Lived Asset Impairment — Refer to Notes 1 and 5 to the consolidated financial statements

Critical Audit Matter Description

The Company performs an analysis of the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of the long-lived assets may not be recoverable. The Company’s long-lived asset groups comprise property and equipment, net, and operating lease right-of-use assets (“ROU assets”) that exist predominantly at the individual location level (a “location”). For locations identified with carrying values not recoverable by future undiscounted cash flows, impairment charges are measured based on the excess of the carrying value over the location’s fair value, subject to certain limitations. Fair value is determined, as applicable, as the sum of the discounted projected future cash flows from the use of the location’s assets. The resulting impairment is allocated to the individual long-lived assets within the asset group up to the individual asset’s fair value, if readily determinable. As a result, the measurement of any impairment loss includes estimation of the fair value of the location’s ROU assets and property and equipment, which requires management to consider estimates of market rental rates based on comparable lease transactions. As of December 31, 2022, the Company had $758.3 million in property and equipment, net, and $742.3 million in operating lease ROU assets. During the year ended December 31, 2022, the Company recognized $4.2 million of long-lived asset impairments.

We identified the impairment indicator analysis of long-lived assets and the cash flow estimates used in assessing the recoverability as a critical audit matter. For locations with impairment indicators, a high degree of auditor judgment and an increased extent of effort was required when performing audit procedures to evaluate the reasonableness of management’s estimates of projected future cash flows and market rental rates, including the use of valuation specialists in evaluating management’s estimates of market rental rates and in identifying comparable market rental rate assumptions based on the specific geographic areas and characteristics of the respective location.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the evaluation of projected future cash flows and the market rental rate assumptions for locations with impairment indicators included the following, among others:

●	We tested the effectiveness of controls over the impairment indicator analysis of long-lived assets, including assumptions of projected future cash flows and current market rental rates for applicable locations.
●	We evaluated the reasonableness of management’s projected future cash flows and market rental rate assumptions by performing the following procedures for selected locations:
●	We compared the minimum future cash flows required to recover the carrying value of the location to historical chain-wide average cash flows for comparable locations under similar economic circumstances and relevant location characteristics.
●	We evaluated the consistency of projected future cash flows with other relevant information obtained in our audit, such as internal budgets and forecasts.
●	With the assistance of our valuation specialists:
◾	We compared the lease datapoints (e.g., lease start date, square footage, rent per square foot) used in the Company’s estimate to an independent industry database where such information was publicly available.
◾	We identified additional comparable lease datapoints of similar square footage to the location in the related geographic market and calculated a range of rent per square foot and average rent per square foot for similar lease types.
◾	We evaluated the reasonableness of the market rental rate assumption by comparing to the respective market data, considering the level of similarity of the location with the age, size, and proximity of the comparable lease datapoints.
●	Where available, we compared the rent per square foot for sublease offers and current negotiations with potential tenants to the market rental rate assumption for the related locations to determine if the market rental rate assumption is reasonably supported by the current offers on the actual property.

/s/ Deloitte & Touche LLP

Los Angeles, California

February 23, 2023

We have served as the Company's auditor since 2018.

Camping World Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands Except Share and Per Share Amounts)

	December 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$130,131	$267,332
Contracts in transit	50,349	57,741
Accounts receivable, net	112,411	101,644
Inventories	2,123,858	1,792,865
Prepaid expenses and other assets	66,913	64,295
Total current assets	2,483,662	2,283,877
Property and equipment, net	758,281	599,324
Operating lease assets	742,306	750,876
Deferred tax assets, net	143,226	199,321
Intangible assets, net	20,945	30,970
Goodwill	622,423	483,634
Other assets	29,304	24,927
Total assets	$4,800,147	$4,372,929
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$127,691	$136,757
Accrued liabilities	147,833	189,595
Deferred revenues	95,695	95,467
Current portion of operating lease liabilities	61,745	62,217
Current portion of finance lease liabilities	10,244	4,964
Current portion of Tax Receivable Agreement liability	10,873	11,322
Current portion of long-term debt	25,229	15,822
Notes payable – floor plan, net	1,319,941	1,011,345
Other current liabilities	73,076	70,834
Total current liabilities	1,872,327	1,598,323
Operating lease liabilities, net of current portion	764,835	774,889
Finance lease liabilities, net of current portion	94,216	74,752
Tax Receivable Agreement liability, net of current portion	159,743	171,073
Revolving line of credit	20,885	20,885
Long-term debt, net of current portion	1,484,416	1,377,751
Deferred revenues	70,247	69,024
Other long-term liabilities	85,792	52,338
Total liabilities	4,552,461	4,139,035
Commitments and contingencies
Stockholders' equity:
Preferred stock, par value $0.01 per share – 20,000,000 shares authorized; none issued and outstanding as of December 31, 2022 and 2021	—	—
Class A common stock, par value $0.01 per share – 250,000,000 shares authorized; 47,571,087 issued and 42,440,940 outstanding as of December 31, 2022 and 47,805,259 issued and 44,130,956 outstanding as of December 31, 2021	476	475
Class B common stock, par value $0.0001 per share – 75,000,000 shares authorized; 41,466,964 issued and outstanding as of December 31, 2022; 69,066,445 issued and 41,466,964 outstanding as of December 31, 2021	4	4
Class C common stock, par value $0.0001 per share – one share authorized, issued and outstanding as of December 31, 2022 and 2021	—	—
Additional paid-in capital	106,051	98,113
Treasury stock, at cost; 5,130,147 and 3,390,131 shares as of December 31, 2022 and 2021, respectively	(179,732)	(130,006)
Retained earnings	221,031	189,471
Total stockholders' equity attributable to Camping World Holdings, Inc.	147,830	158,057
Non-controlling interests	99,856	75,837
Total stockholders' equity	247,686	233,894
Total liabilities and stockholders' equity	$4,800,147	$4,372,929

See accompanying Notes to Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

(In Thousands Except Per Share Amounts)

	Year Ended December 31,
	2022	2021	2020
Revenue:
Good Sam Services and Plans	$192,128	$180,722	$180,977
RV and Outdoor Retail
New vehicles	3,228,077	3,299,454	2,823,311
Used vehicles	1,877,601	1,686,217	984,853
Products, service and other	999,214	1,100,942	948,890
Finance and insurance, net	623,456	598,475	464,261
Good Sam Club	46,537	47,944	44,299
Subtotal	6,774,885	6,733,032	5,265,614
Total revenue	6,967,013	6,913,754	5,446,591
Costs applicable to revenue (exclusive of depreciation and amortization shown separately below):
Good Sam Services and Plans	71,966	72,877	72,938
RV and Outdoor Retail
New vehicles	2,576,276	2,423,478	2,320,537
Used vehicles	1,418,053	1,247,794	751,029
Products, service and other	631,010	706,074	590,716
Good Sam Club	7,424	7,203	8,892
Subtotal	4,632,763	4,384,549	3,671,174
Total costs applicable to revenue	4,704,729	4,457,426	3,744,112
Operating expenses:
Selling, general, and administrative	1,606,984	1,573,609	1,156,071
Debt restructure expense	—	12,078	—
Depreciation and amortization	80,304	66,418	51,981
Long-lived asset impairment	4,231	3,044	12,353
Lease termination	1,614	2,211	4,547
Loss (gain) on sale or disposal of assets	622	(576)	1,332
Total operating expenses	1,693,755	1,656,784	1,226,284
Income from operations	568,529	799,544	476,195
Other expense:
Floor plan interest expense	(42,031)	(14,108)	(19,689)
Other interest expense, net	(75,745)	(46,912)	(54,689)
Loss on debt restructure	—	(1,390)	—
Tax Receivable Agreement liability adjustment	114	(2,813)	141
Other expense, net	(752)	(122)	—
Total other expense	(118,414)	(65,345)	(74,237)
Income before income taxes	450,115	734,199	401,958
Income tax expense	(99,084)	(92,124)	(57,743)
Net income	351,031	642,075	344,215
Less: net income attributable to non-controlling interests	(214,084)	(363,614)	(221,870)
Net income attributable to Camping World Holdings, Inc.	$136,947	$278,461	$122,345

Earnings per share of Class A common stock:
Basic	$3.23	$6.19	3.11
Diluted	$3.22	$6.07	3.09
Weighted average shares of Class A common stock outstanding:
Basic	42,386	45,009	39,383
Diluted	42,854	89,762	40,009

See accompanying Notes to Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(In Thousands)

							Additional				Non-
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Paid-In	Treasury Stock		Retained	Controlling
	Shares	Amounts	Shares	Amounts	Shares	Amounts	Capital	Shares	Amounts	Earnings	Interest	Total
Balance at January 1, 2020	37,489	$375	50,707	$5	—	$—	$50,152	—	$—	$(83,134)	$(126,634)	$(159,236)
Equity-based compensation	—	—	—	—	—	—	9,232	—	—	—	11,429	20,661
Exercise of stock options	191	2	—	—	—	—	4,022	23	611	—	—	4,635
Non-controlling interest adjustment for capital contribution of proceeds from the exercise of stock options	—	—	—	—	—	—	(2,602)	—	—	—	2,602	—
Vesting of restricted stock units	338	3	—	—	—	—	(6,398)	323	8,556	—	(2,161)	—
Repurchases of Class A common stock for withholding taxes on vested RSUs	(71)	—	—	—	—	—	(1,910)	(107)	(2,832)	—	—	(4,742)
Repurchases of Class A common stock to treasury stock	—	—	—	—	—	—	11,616	(811)	(21,522)	—	(11,616)	(21,522)
Redemption of LLC common units for Class A common stock	4,852	48	(4,708)	—	—	—	25,565	—	—	—	7,529	33,142
Distributions to holders of LLC common units	—	—	—	—	—	—	—	—	—	—	(136,974)	(136,974)
Dividends(1)	—	—	—	—	—	—	—	—	—	(61,025)	—	(61,025)
Establishment of liabilities under the Tax Receivable Agreement and related changes to deferred tax assets associated with that liability	—	—	—	—	—	—	(28,385)	—	—	—	—	(28,385)
Non-controlling interest adjustment	—	—	—	—	—	—	2,050	—	—	—	(2,050)	—
Net income	—	—	—	—	—	—	—	—	—	122,345	221,870	344,215
Balance at December 31, 2020	42,799	$428	45,999	$5	—	$—	$63,342	(572)	$(15,187)	$(21,814)	$(36,005)	$(9,231)
Equity-based compensation	—	—	—	—	—	—	24,490	—	—	—	23,446	47,936
Exercise of stock options	—	—	—	—	—	—	(1,651)	189	5,762	—	—	4,111
Non-controlling interest adjustment for capital contribution of proceeds from the exercise of stock options	—	—	—	—	—	—	(2,017)	—	—	—	2,017	—
Vesting of restricted stock units	—	—	—	—	—	—	(28,493)	971	34,756	—	(6,263)	—
Repurchases of Class A common stock for withholding taxes on vested RSUs	—	—	—	—	—	—	(989)	(303)	(11,100)	—	—	(12,089)
Stock award to employee	—	—	—	—	—	—	(15,551)	511	19,586	—	(4,035)	—
Repurchases of Class A common stock for withholding taxes on stock award to employee	—	—	—	—	—	—	(160)	(197)	(7,567)	—	—	(7,727)
Repurchases of Class A common stock to treasury stock	—	—	—	—	—	—	74,487	(3,989)	(156,256)	—	(74,487)	(156,256)
Redemption of LLC common units for Class A common stock	4,722	47	(4,533)	(1)	—	—	15,685	—	—	—	1,392	17,123
Distributions to holders of LLC common units	—	—	—	—	—	—	—	—	—	—	(193,735)	(193,735)
Dividends(1)	—	—	—	—	—	—	—	—	—	(67,176)	—	(67,176)
Establishment of liabilities under the Tax Receivable Agreement and related changes to deferred tax assets associated with that liability	—	—	—	—	—	—	(31,137)	—	—	—	—	(31,137)
Non-controlling interest adjustment	—	—	—	—	—	—	107	—	—	—	(107)	—
Net income	—	—	—	—	—	—	—	—	—	278,461	363,614	642,075
Balance at December 31, 2021	47,521	$475	41,466	$4	—	$—	$98,113	(3,390)	$(130,006)	$189,471	$75,837	$233,894

							Additional				Non-
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Paid-In	Treasury Stock		Retained	Controlling
	Shares	Amounts	Shares	Amounts	Shares	Amounts	Capital	Shares	Amounts	Earnings	Interest	Total
Equity-based compensation	—	—	—	—	—	—	13,897	—	—	—	16,830	30,727
Exercise of stock options	—	—	—	—	—	—	(349)	25	890	—	—	541
Non-controlling interest adjustment for capital contribution of proceeds from the exercise of stock options	—	—	—	—	—	—	(245)	—	—	—	245	—
Vesting of restricted stock units	—	—	—	—	—	—	(35,831)	1,211	42,640	—	(6,600)	209
Repurchases of Class A common stock for withholding taxes on vested RSUs	—	—	—	—	—	—	2,371	(383)	(13,499)	—	—	(11,128)
Repurchases of Class A common stock to treasury stock	—	—	—	—	—	—	27,561	(2,593)	(79,757)	—	(37,774)	(89,970)
Redemption of LLC common units for Class A common stock	50	1	—	—	—	—	424	—	—	—	(45)	380
Disgorgement of short-swing profits by Section 16 officer	—	—	—	—	—	—	58	—	—	—	—	58
Distributions to holders of LLC common units	—	—	—	—	—	—	—	—	—	—	(162,963)	(162,963)
Dividends(1)	—	—	—	—	—	—	—	—	—	(105,387)	—	(105,387)
Establishment of liabilities under the Tax Receivable Agreement and related changes to deferred tax assets associated with that liability	—	—	—	—	—	—	294	—	—	—	—	294
Non-controlling interest adjustment	—	—	—	—	—	—	(242)	—	—	—	242	—
Net income	—	—	—	—	—	—	—	—	—	136,947	214,084	351,031
Balance at December 31, 2022	47,571	$476	41,466	$4	—	$—	$106,051	(5,130)	$(179,732)	$221,031	$99,856	$247,686

(1)	The Company declared dividends per share of Class A common stock of $2.50, $1.48 and $1.48 per share in 2022, 2021, and 2020, respectively.

See accompanying Notes to Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In Thousands)

	Year Ended December 31,
	2022	2021	2020
Operating activities
Net income	$351,031	$642,075	$344,215

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	80,304	66,418	51,981
Equity-based compensation	33,847	47,936	20,661
Loss on lease termination	1,614	2,211	4,547
Loss on debt restructure	—	1,390	—
Long-lived asset impairment	4,231	3,044	12,353
Loss (gain) on sale or disposal of assets	622	(576)	1,332
Provision for losses on accounts receivable	669	1,610	1,068
Non-cash lease expense	59,647	60,519	57,536
Accretion of original debt issuance discount	2,602	1,330	1,079
Non-cash interest	2,077	2,513	4,306
Deferred income taxes	43,301	(5,890)	6,606
Tax Receivable Agreement liability adjustment	(114)	2,813	(141)
Change in assets and liabilities, net of acquisitions:
Receivables and contracts in transit	(4,111)	(28,797)	(2,777)
Inventories	(254,319)	(629,830)	239,334
Prepaid expenses and other assets	(5,104)	(4,676)	(3,016)
Accounts payable and other accrued expenses	(42,303)	52,694	39,846
Payment pursuant to Tax Receivable Agreement	(11,322)	(8,089)	(6,563)
Deferred revenue	1,451	14,761	4,560
Operating lease liabilities	(67,097)	(63,462)	(68,951)
CARES Act deferral of payroll taxes	(14,706)	(14,616)	29,231
Other, net	7,463	10,626	10,462
Net cash provided by operating activities	189,783	154,004	747,669

Investing activities
Purchases of property and equipment	(154,926)	(118,657)	(31,845)
Proceeds from sale of property and equipment	1,623	2,199	1,751
Purchase of real property	(55,666)	(129,154)	(53,078)
Proceeds from the sale of real property	7,352	3,635	7,484
Purchases of businesses, net of cash acquired	(217,034)	(100,117)	(47,571)
Purchase of other investments	(3,000)	(7,983)	—
Purchase of equity securities	—	—	(2,500)
Purchases of intangible assets	(884)	(5,695)	(176)
Net cash used in investing activities	$(422,535)	$(355,772)	$(125,935)

Camping World Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (continued)

(In Thousands)

	Year Ended December 31,
	2022	2021	2020
Financing activities
Proceeds from long-term debt	127,759	430,698	—
Payments on long-term debt	(12,322)	(177,948)	(36,792)
Net proceeds (payments) on notes payable – floor plan, net	314,061	487,946	(324,485)
Borrowings on revolving line of credit	—	20,000	—
Payments on revolving line of credit	—	(20,000)	(20,000)
Proceeds from landlord funded construction on finance leases	6,028	—	—
Payments on finance leases	(5,977)	(2,871)	(2,278)
Proceeds from sale-leaseback arrangement	27,951	—	—
Payments on sale-leaseback arrangement	(132)	—	—
Payment of debt issuance costs	(3,181)	(1,925)	—
Dividends on Class A common stock	(105,387)	(67,176)	(61,025)
Proceeds from exercise of stock options	541	4,111	4,635
RSU shares withheld for tax	(11,128)	(12,089)	(4,742)
Stock award shares withheld for tax	—	(7,727)	—
Repurchases of Class A common stock to treasury stock	(79,757)	(156,256)	(21,522)
Disgorgement of short-swing profits by Section 16 officer	58	—	—
Distributions to holders of LLC common units	(162,963)	(193,735)	(136,974)
Net cash provided by (used in) financing activities	95,551	303,028	(603,183)

(Decrease) increase in cash and cash equivalents	(137,201)	101,260	18,551
Cash and cash equivalents at beginning of the period	267,332	166,072	147,521
Cash and cash equivalents at end of the period	$130,131	$267,332	$166,072

See accompanying Notes to Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2022

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

CWH was formed on March 8, 2016 as a Delaware corporation for the purpose of facilitating an initial public offering (the “IPO”) and other related transactions in order to carry on the business of CWGS Enterprises, LLC (“CWGS, LLC”). CWGS, LLC was formed in March 2011 when it received, through contribution from its then parent company, all of the membership interests of Affinity Group Holding, LLC and FreedomRoads Holding Company, LLC (“FreedomRoads”). The IPO and related reorganization transactions that occurred on October 6, 2016 resulted in CWH as the sole managing member of CWGS, LLC, with CWH having sole voting power in and control of the management of CWGS, LLC (see Note 18 — Stockholders’ Equity). CWH’s position as sole managing member of CWGS, LLC, includes periods where CWH held a minority economic interest in CWGS, LLC. As of December 31, 2022, 2021, and 2020, CWH owned 50.2%, 51.2% and 47.4%, respectively, of CWGS, LLC. Accordingly, the Company consolidates the financial results of CWGS, LLC and reports a non-controlling interest in its consolidated financial statements.

The Company does not have any components of other comprehensive income recorded within its consolidated financial statements and, therefore, does not separately present a statement of comprehensive income in its consolidated financial statements.

Description of the Business

Camping World Holdings, Inc., together with its subsidiaries, is America’s largest retailer of RVs and related products and services. As noted above, CWGS, LLC is a holding company and operates through its subsidiaries. The Company has the following two reportable segments: (i) Good Sam Services and Plans and (ii) RV and Outdoor Retail. See Note 22 – Segments Information for further information about the Company’s segments. Within the Good Sam Services and Plans segment, the Company primarily derives revenue from the sale of the following offerings: emergency roadside assistance plans; commissions on property and casualty insurance programs; travel assist programs; extended vehicle service contracts; vehicle financing and refinancing assistance; consumer shows and events; and consumer publications and directories. Within the RV and Outdoor Retail segment, the Company primarily derives revenue from the sale of new and used RVs; commissions on the finance and insurance contracts related to the sale of RVs; the sale of RV service and collision work; the sale of RV parts, accessories, and supplies; the sale of outdoor products, equipment, gear and supplies; business to business distribution of RV furniture, and the sale of Good Sam Club memberships and co-branded credit cards. The Company operates a national network of RV dealerships and service centers as well as a comprehensive e-commerce platform, primarily under the Camping World brand, and markets its products and services primarily to RV and outdoor enthusiasts.

In 2019, the Company made a strategic decision to refocus its business around its core RV competencies, and on September 3, 2019, the Board of Directors approved a strategic plan to shift the business away from locations that did not have the ability or where it was not feasible to sell and/or service RVs (the “2019 Strategic Shift”) (see Note 5 – Restructuring and Long-Lived Asset Impairment).

COVID-19

Within a few months of the initial significant outbreaks of COVID-19 in the U.S., the Company experienced elevated demand for RVs and many of its related products and services. The Company believes that consumers view RVs as a safer alternative to many other travel and recreational activities, in addition to an opportunity to enjoy the outdoors after many consumers spent much of their time at home during portions of the pandemic. The Company believes this led to an introduction of many new customers to the RV lifestyle and a greater appreciation of outdoor activities. For much of the COVID-19 pandemic, demand and interest in new and used vehicles outpaced vehicle supply. Beginning in September 2021, the Company was able to procure more new vehicles from its suppliers than were sold and new towables inventory levels, in particular, normalized in early 2022.

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

Historically, most of the Company’s consumer shows and events take place during the first quarter. As a consequence of COVID-19, the Company held fewer consumer shows in 2021 and 2022. Moving forward, the Company has shifted its consumer show strategy to focus on shows that support its own Camping World dealerships as opposed to hosting other competing dealerships. The Company expects to annually host fewer than five ticketed in-person consumer shows under the Good Sam brand in future years.

Cybersecurity Incident

The Company relies on the integrity, security and successful functioning of its information technology systems and network infrastructure (collectively, “IT Systems”) across its operations. In February 2022, the Company announced the occurrence of a cybersecurity incident that resulted in the encryption of certain IT Systems and theft of certain data and information (the “Cybersecurity Incident”). The Cybersecurity Incident resulted in the Company’s temporary inability to access certain of its IT Systems, caused by the disabling of some of its IT Systems by the threat actor and the Company temporarily taking certain other IT Systems offline as a precautionary measure. The Company engaged leading outside forensics and cybersecurity experts, launched containment and remediation efforts and a forensic investigation, which was completed as of September 30, 2022. The Company is continuing to take measures to enhance its IT Systems. Through its investigation, the Company identified that personal information of approximately 30,000 individuals was acquired without authorization, including, depending on the individual, dates of birth, Social Security numbers, and driver’s license numbers. The Company complied with notification obligations in accordance with relevant law and is continuing to cooperate with law enforcement.

The Company has incurred costs related to investigation, containment, and remediation and expects to continue to incur incremental costs for the remediation of the Cybersecurity Incident, including legal and other professional fees, and investments to enhance the security of its IT Systems. Other actual and potential consequences include, but are not limited to, negative publicity, reputational damage, lost trust with customers, and regulatory enforcement action. In December 2022, three putative class action complaints were filed against the Company and certain of its subsidiaries arising out of the Cybersecurity Incident. This litigation could result in financial judgments or the payment of settlement amounts and disputes with insurance carriers concerning coverage. The Company does not expect that the Cybersecurity Incident will cause future disruptions to its business or that the Cybersecurity Incident, including anticipated costs associated with pending litigation, will have a future material impact on its business, results of operations or financial condition.

Use of Estimates

The preparation of these consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates. In preparing these consolidated financial statements, management has made its best estimates and judgments of certain amounts included in the consolidated financial statements, giving due consideration to materiality. The Company bases its estimates and judgments on historical experience and other assumptions that management believes are reasonable. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ materially from these estimates. The Company periodically evaluates estimates and assumptions used in the preparation of the consolidated financial statements and makes changes on a prospective basis when adjustments are necessary. Significant estimates made in the accompanying consolidated financial statements include certain assumptions related to accounts receivable, inventory, goodwill, intangible assets, long-lived assets, long-lived asset impairments, program cancellation reserves, chargebacks, accruals related to estimated tax liabilities, product return reserves, and other liabilities.

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

Accounts receivable are stated at realizable value, net of an allowance for doubtful accounts, which includes a reserve for expected credit losses. Accounts receivable balances due in excess of one year was $9.6 million at December 31, 2022 and $7.8 million at December 31, 2021, which are included in other assets in the accompanying consolidated balance sheets.

The allowance for doubtful accounts is based on management’s assessment of the collectability of its customer accounts. The Company regularly reviews the composition of the accounts receivable aging, historical bad debts, changes in payment patterns, customer creditworthiness, current economic trends, and reasonable and supportable forecasts about the future. Relevant risk characteristics include customer size and historical loss patterns. Management has evaluated the expected credit losses related to contracts in transit and determined that no allowance for doubtful accounts was required at December 31, 2022 and 2021. Management additionally has evaluated the expected credit losses related to accounts receivable and determined that allowances of approximately $4.2 million as of December 31, 2022 and $4.7 million as of December 31, 2021 for uncollectible accounts were required. Additionally, there was a less than $0.1 million allowance for doubtful accounts for noncurrent receivables at December 31, 2021 recognized during the year ended December 31, 2021.

The following table details the changes in the allowance for doubtful accounts relating to current receivables (in thousands):

	Year Ended
	December 31,	December 31,
	2022	2021
Allowance for doubtful accounts:
Balance, beginning of period	$4,711	$3,393
Charged to bad debt expense	675	1,568
Deductions (1)	(1,164)	(250)
Balance, end of period	$4,222	$4,711
(1)	These amounts primarily relate to the write off of uncollectable accounts after collection efforts have been exhausted.

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

The Company has cash deposited in various financial institutions that is in excess of the insurance limits provided by the Federal Deposit Insurance Corporation. The amount in excess of FDIC limits at December 31, 2022 and 2021 was approximately $146.4 million and $278.7 million, respectively.

The Company is potentially subject to concentrations of credit risk in accounts receivable. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers and their geographic dispersion.

Inventories, net

New and used RV inventories consist primarily of new and used recreational vehicles held for sale valued using the specific-identification method and valued at the lower of cost or net realizable value. Cost includes purchase costs, reconditioning costs, dealer-installed accessories, and freight. For vehicles accepted in trades, the cost is the fair value of such used vehicles at the time of the trade-in plus reconditioning costs. Products, parts, accessories, and other inventories primarily consist of installable parts, as well as retail travel and leisure specialty merchandise and are stated at lower of cost or net realizable value using the first in, first out method. The cost of RV and Outdoor Retail inventories primarily consists of the direct cost of the merchandise including freight and rebates. A portion of the products, parts, accessories and other inventory includes capitalized labor relating to assembly.

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

Leases

Leases are recorded in accordance with Accounting Standards Codification (“ASC”) 842, Leases (“ASC 842”) (see Note 10 — Lease Obligations). The Company leases property and equipment throughout the United States primarily under finance and operating leases. For leases with initial lease terms at commencement that are greater than 12 months, the Company records the related asset and obligation at the present value of lease payments over the term. Many of the Company’s leases include rental escalation clauses, renewal options and/or termination options that are factored into the determination of lease payments when appropriate. The Company aggregates non-lease components with the related lease components when evaluating the accounting treatment for property, equipment, and billboard leases.

Many of the Company’s lease agreements include fixed rental payments. Certain of its lease agreements include fixed rental payments that are adjusted periodically for changes in the Consumer Price

Index (“CPI”). Payments based on a change in an index or a rate, rather than a specified index or rate, are not considered in the determination of lease payments for purposes of measuring the related lease liability. While lease liabilities are not remeasured as a result of changes to the CPI, changes to the CPI are typically treated as variable lease payments and recognized in the period in which the obligation for those payments is incurred. Common area maintenance, property tax, and insurance associated with triple net leases, as well as payments based on revenue generated at certain leased locations, are included in variable lease costs, but are not included in the measurement of the lease liability.

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

Good Sam Services and Plans

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

New and Used Vehicles

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

Products, Service and Other

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

Finance and Insurance, net

Finance and insurance revenue is recorded net, since the Company is acting as an agent in the transaction, and is recognized when a finance and insurance product contract payment has been received or financing has been arranged. The proceeds the Company receives for arranging financing contracts, selling extended service contracts, and selling other products, are subject to chargebacks if the customer terminates the respective contract earlier than a stated period. In the case of insurance and service contracts, the stated period typically extends from one to five years with the refundable commission balance declining over the contract term. These proceeds are recorded as variable consideration, net of estimated chargebacks. Chargebacks are estimated based on ultimate future cancellation rates by product type and year sold using a combination of actuarial methods and leveraging the Company’s historical experience from the past ten years, adjusted for new consumer trends. The chargeback liabilities included in the estimate of variable consideration totaled $76.4 million and $68.8 million as of December 31, 2022 and December 31, 2021, respectively.

Good Sam Club

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

Advertising Expenses

Advertising expenses are expensed as incurred. Advertising expenses for the years ended December 31, 2022, 2021 and 2020 were $150.7 million, $136.3 million and $96.3 million, respectively. Advertising expenses relating to RV and Outdoor Retail segment were included in selling, general and administrative expenses in the consolidated statements of operations. Advertising expenses relating to the Good Sam Services and Plans segment were included in costs applicable to revenues in the consolidated statements of operations, since, by the nature of those revenue streams, they are integral to the generation of those revenues.

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

Shipping and Handling Fees and Costs

The Company reports shipping and handling costs billed to customers as a component of revenues, and related costs are reported as a component of costs applicable to revenues. For the years ended December 31, 2022, 2021, and 2020, $7.2 million, $8.0 million, and $8.2 million of shipping and handling fees, respectively, were included in the RV and Outdoor Retail segment as revenue.

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

Recently Adopted Accounting Pronouncements

In October 2021, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). This standard requires contract assets and contract liabilities, such as certain receivables and deferred revenue, acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. Generally, this new guidance will result in the acquirer recognizing contract assets and contract liabilities at the same amounts recorded by the acquiree instead of recording those balances at fair value. This standard should be applied prospectively to acquisitions occurring after the effective date. The standard will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022, with early adoption permitted. The Company early adopted ASU 2021-08 as of January 1, 2022 and the adoption did not materially impact its consolidated financial statements.

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

2. Revenue

Contract Assets

As of December 31, 2022 and 2021, a contract asset of $18.4 million and $16.2 million, respectively, relating to RV service revenues was included in accounts receivable in the accompanying consolidated balance sheets. As of December 31, 2022 and 2021, the Company had capitalized costs to acquire a contract consisting of $5.1 million and $5.4 million, respectively, from the deferral of sales commissions expenses relating to multi-year consumer services and plans and the recording of such expenses over the same period as the recognition of the related revenues.

Deferred Revenues

The Company records deferred revenues when cash payments are received or due in advance of the Company’s performance, net of estimated refunds that are presented separately as a component of accrued liabilities. For the year ended December 31, 2022, $95.5 million of revenues recognized were included in the deferred revenue balance at the beginning of the period. For the year ended December 31, 2021, $88.2 million of revenues recognized were included in the deferred revenue balance at the beginning of the period.

As of December 31, 2022, the Company had unsatisfied performance obligations primarily relating to plans for its roadside assistance, Good Sam Club memberships, Coast to Coast memberships, the annual campground guide, and magazine publication revenue streams. The total unsatisfied performance obligations for these revenue streams at December 31, 2022 and the periods during which the Company expects to recognize the amounts as revenue are presented as follows (in thousands):

As of
December 31, 2022
2023	$95,695
2024	32,630
2025	17,766
2026	9,549
2027	4,554
Thereafter	5,748
Total	$165,942

The Company’s payment terms vary by the type and location of its customer and the products or services offered. The term between invoicing and when payment is due is not significant. For certain products or services and customer types, the Company requires payment before the products or services are delivered to the customer.

3. Accounts Receivable

Accounts receivable consisted of the following at December 31, 2022 and 2021 (in thousands):

	December 31,	December 31,
	2022	2021
Good Sam Services and Plans	$14,385	$13,046
RV and Outdoor Retail
New and used vehicles	3,995	4,636
Parts, service and other	40,708	42,418
Trade accounts receivable	25,352	20,974
Due from manufacturers	23,861	16,499
Other	8,300	8,782
Corporate	32	—
	116,633	106,355
Allowance for doubtful accounts	(4,222)	(4,711)
	$112,411	$101,644

4. Inventories and Floor Plan Payables

Inventories consisted of the following at December 31, 2022 and 2021 (in thousands):

	December 31,	December 31,
	2022	2021
Good Sam services and plans	$625	$—
New RVs	1,411,016	1,108,836
Used RVs	464,310	406,398
Products, parts, accessories and other	247,907	277,631
	$2,123,858	$1,792,865

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

As of December 31, 2022 and 2021, FR maintained floor plan financing through the Eighth Amended and Restated Credit Agreement (“Floor Plan Facility”) entered into in September 2021, which amended the Seventh Amended and Restated Credit Agreement that was previously entered into in December 2017. The Floor Plan Facility at December 31, 2022 allowed FR to borrow (a) up to $1.70 billion under a floor plan facility, (b) up to $30.0 million under a letter of credit facility and (c) up to a maximum amount outstanding of $70.0 million under the revolving line of credit. The Floor Plan Facility also includes an accordion feature allowing FR, at its option, to request to increase the aggregate amount of the floor plan notes payable in $50 million increments up to a maximum amount of $200 million. The lenders under the Floor Plan Facility are not under any obligation to provide commitments in respect of any such increase. The maturity date of the Floor Plan Facility is September 30, 2026.

As of December 31, 2022 and 2021, the applicable interest rate for the floor plan notes payable under the Floor Plan Facility was 6.01% and 1.96%, respectively. Under the Floor Plan Facility, at the Company’s option, the floor plan notes payable, and borrowings for letters of credit, in each case, bear interest at a rate per annum equal to (a) the floating Bloomberg Short-Term Bank Yield Index rate (“BSBY”) plus the applicable rate of 1.90% to 2.50% determined based on FR’s consolidated current ratio, or, (b) the base rate (as described below) plus the applicable rate of 0.40% to 1.00% determined based on FR’s consolidated current ratio.

As of December 31, 2022 and 2021, the applicable interest rate for revolving line of credit borrowings under the Floor Plan Facility was 6.21% and 2.31%, respectively. Under the Floor Plan Facility, revolving line of credit borrowings bear interest at a rate per annum equal to, at the Company’s option, either: (a) a floating BSBY rate, plus 2.25%, in the case of floating BSBY rate loans, or (b) a base rate determined by reference to the greatest of: (i) the federal funds rate plus 0.50%, (ii) the prime rate published by Bank of America, N.A. and (iii) the floating BSBY rate plus 1.75%, plus 0.75%, in the case of base rate loans. Additionally, under the Floor Plan Facility, the revolving line of credit borrowings are limited by a borrowing base calculation, which did not limit the borrowing capacity at December 31, 2022.

The Floor Plan Facility includes a flooring line aggregate interest reduction (“FLAIR”) offset account that allows the Company to transfer cash as an offset to the payables under the Floor Plan Facility. These transfers reduce the amount of liability outstanding under the floor plan borrowings that would otherwise accrue interest, while retaining the ability to withdraw amounts from the FLAIR offset account subject to the financial covenants under the Floor Plan Facility. As a result of using the FLAIR offset account, the Company experiences a reduction in floor plan interest expense in its consolidated statements of operations. As of December 31, 2022 and 2021, FR had $217.7 million and $92.1 million, respectively, in the FLAIR offset account. The maximum FLAIR percentage of outstanding floor plan borrowings is 35% under the Floor Plan Facility. The FLAIR offset account does not reduce the outstanding amount of loans under the Floor Plan Facility for purposes of determining the unencumbered borrowing capacity under the Floor Plan Facility.

Management has determined that the credit agreements governing the Floor Plan Facility include subjective acceleration clauses, which could impact debt classification. Management believes that no events have occurred at December 31, 2022 that would trigger a subjective acceleration clause. Additionally, the credit agreements governing the Floor Plan Facility contain certain financial covenants. FR was in compliance with all debt covenants at December 31, 2022 and 2021.

The following table details the outstanding amounts and available borrowings under the Floor Plan Facility as of December 31, 2022 and December 31, 2021 (in thousands):

	December 31,	December 31,
	2022	2021
Floor Plan Facility:
Notes payable — floor plan:
Total commitment	$1,700,000	$1,700,000
Less: borrowings, net	(1,319,941)	(1,011,345)
Less: flooring line aggregate interest reduction account	(217,669)	(92,108)
Additional borrowing capacity	162,390	596,547
Less: short-term payable for sold inventory(1)	(33,501)	(28,036)
Less: purchase commitments	(43,807)	(34,612)
Unencumbered borrowing capacity	$85,082	$533,899

Revolving line of credit	$70,000	$70,000
Less: borrowings	(20,885)	(20,885)
Additional borrowing capacity	$49,115	$49,115

Letters of credit:
Total commitment	$30,000	$30,000
Less: outstanding letters of credit	(11,371)	(11,500)
Additional letters of credit capacity	$18,629	$18,500

(1)	The short-term payable represents the amount due for sold inventory. A payment for any floor plan units sold is due within three to ten business days of sale. Due to the short term nature of these payables, the Company reclassifies the amounts from notes payable‒floor plan, net to accounts payable in the Consolidated Balance Sheets. Changes in the vehicle floor plan payable are reported as cash flows from financing activities in the Consolidated Statements of Cash Flows.

5. Restructuring and Long-Lived Asset Impairment

Restructuring

On September 3, 2019, the Board of Directors of CWH approved a plan to strategically shift its business away from locations where the Company does not have the ability or where it is not feasible to sell and/or service RVs at a sufficient capacity (the “Outdoor Lifestyle Locations”). Of the Outdoor Lifestyle Locations in the RV and Outdoor Retail segment operating at September 3, 2019, the Company closed or divested 39 Outdoor Lifestyle Locations, two distribution centers, and 20 specialty retail locations relating to the 2019 Strategic Shift. As of December 31, 2020, the Company completed the store closures and divestitures relating to the 2019 Strategic Shift. As part of the 2019 Strategic Shift, the Company evaluated the impact on its supporting infrastructure and operations, which included rationalizing inventory levels and composition, closing certain distribution centers, and realigning other resources. The Company had a reduction of headcount and labor costs for those locations that were closed or divested and the Company incurred material charges associated with the activities contemplated under the 2019 Strategic Shift.

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

As of December 31, 2022, the activities under the 2019 Strategic Shift have been completed with the exception of certain lease termination costs and other associated costs relating to the leases of previously closed locations under the 2019 Strategic Shift. The process of identifying subtenants and negotiating lease terminations had been delayed in part due to the COVID-19 pandemic and is expected to continue. The timing of these negotiations will vary as both subleases and terminations are contingent on landlord approvals.

The Company currently estimates the total restructuring costs associated with the 2019 Strategic Shift to be in the range of $121.3 million to $132.8 million. The breakdown of the estimated restructuring costs are as follows:

●	one-time employee termination benefits relating to retail store or distribution center closures/divestitures of $1.2 million, all of which was incurred through December 31, 2020;
●	lease termination costs of $21.0 million to $29.0 million, of which $19.4 million has been incurred through December 31, 2022;
●	incremental inventory reserve charges of $57.4 million, all of which was incurred through December 31, 2021; and
●	other associated costs of $41.7 million to $45.2 million, of which $38.9 million has been incurred through December 31, 2022.

Through December 31, 2022, the Company has incurred $38.9 million of such other associated costs primarily representing labor, lease, and other operating expenses incurred during the post-close wind-down period for the locations related to the 2019 Strategic Shift. The additional amount of $2.8 million to $6.3 million represents similar costs that may be incurred through the year ending December 31, 2023 for locations that continue in a wind-down period, primarily comprised of lease costs accounted for under ASC 842 prior to lease termination. The Company intends to negotiate terminations of these leases where prudent and pursue sublease arrangements for the remaining leases. Lease costs may continue to be incurred after December 31, 2023 on these leases if the Company is unable to terminate the leases under acceptable terms or offset the lease costs through sublease arrangements. The foregoing lease termination cost estimate represents the expected cash payments to terminate certain leases, but does not include the gain or loss from derecognition of the related operating lease assets and liabilities, which is dependent on the particular leases that will be terminated.

The following table details the costs incurred associated with the 2019 Strategic Shift (in thousands):

	Year Ended December 31,
	2022	2021	2020
Restructuring costs:
One-time termination benefits(1)	$—	$—	$231
Lease termination costs(2)	1,316	1,431	4,432
Incremental inventory reserve charges(3)	—	15,017	543
Other associated costs(4)	7,026	10,684	16,835
Total restructuring costs	$8,342	$27,132	$22,041

(1)	These costs incurred in 2020 were primarily included in costs applicable to revenues – products, service and other in the consolidated statements of operations.
(2)	These costs were included in lease termination charges in the consolidated statements of operations. This reflects termination fees paid, net of any gain from derecognition of the related operating lease assets and liabilities.
(3)	These costs were included in costs applicable to revenue – products, service and other in the consolidated statements of operations.
(4)	Other associated costs primarily represent labor, lease, and other operating expenses incurred during the post-close wind-down period for the locations related to the 2019 Strategic Shift. For the year ended December 31, 2020, costs of approximately $0.4 million were included in costs applicable to revenue – products, service and other. For the years ended December 31, 2022, 2021 and 2020, costs of approximately $7.0 million, $10.7 million and $16.4 million, respectively, were included in selling, general, and administrative expenses in the consolidated statements of operations.

The following table details changes in the restructuring accrual associated with the 2019 Strategic Shift (in thousands):

	One-time	Lease	Other
	Termination	Termination	Associated
	Benefits	Costs (1)	Costs	Total
Balance at June 30, 2019	$—	$—	$—	$—
Charged to expense	1,008	1,350	4,321	6,679
Paid or otherwise settled	(286)	(1,350)	(4,036)	(5,672)
Balance at December 31, 2019	722	—	285	1,007
Charged to expense	231	10,532	16,835	27,598
Paid or otherwise settled	(953)	(10,532)	(16,346)	(27,831)
Balance at December 31, 2020	—	—	774	774
Charged to expense	—	1,650	10,684	12,334
Paid or otherwise settled	—	(1,650)	(10,532)	(12,182)
Balance at December 31, 2021	—	—	926	926
Charged to expense	—	6,097	7,026	13,123
Paid or otherwise settled	—	(6,097)	(7,083)	(13,180)
Balance at December 31, 2022	$—	$—	$869	$869
(1)	Lease termination costs exclude the $1.3 million, $6.1 million and $0.2 million and $4.8 million of gains from the derecognition of the operating lease assets and liabilities relating to the terminated leases as part of the 2019 Strategic Shift for the six months ended December 31, 2019 and for the years ended December 31, 2020, 2021 and 2022, respectively.

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

Long-Lived Asset Impairment

During the years ended December 31, 2022, 2021 and 2020, the Company had indicators of impairment of the long-lived assets for certain of its locations. Such indicators primarily included the update of certain assumptions in the long-lived asset impairment analysis for closed locations or based on the Company’s review of location performance in the normal course of business. For locations that failed the recoverability test based on an analysis of undiscounted cash flows, the Company estimated the fair value of the locations based on a discounted cash flow analysis. After performing the long-lived asset impairment test for these locations, the Company determined that certain locations within the RV and Outdoor Retail segment had long-lived assets that were impaired. The long-lived asset impairment charge, subject to limitations described below, was calculated as the amount that the carrying value of the locations exceeded the estimated fair value. The calculated long-lived asset impairment charge was allocated to each of the categories of long-lived assets at each location pro rata based on the long-lived assets’ carrying values, except that individual assets cannot be impaired below their individual fair values when those fair values can be determined without undue cost and effort. For most of these locations, the operating lease right-of-use assets and furniture and equipment were written down to their individual fair values and the remaining impairment charge was allocated to the remaining long-lived assets up to the fair value estimated on these assets based on liquidation value estimates.

The following table details long-lived asset impairment charges by type of long-lived asset (in thousands):

	Year Ended December 31,
	2022	2021	2020
Long-lived asset impairment charges:
Leasehold improvements	$2,557	$721	$2,374
Furniture and equipment	61	196	2,588
Buildings	—	—	1,461
Operating lease right-of-use assets	1,613	2,127	5,930
Total long-lived asset impairment charges	4,231	3,044	12,353
Less: portion unrelated to 2019 Strategic Shift	(2,617)	(1,645)	(64)
2019 Strategic Shift long-lived asset impairment charges	$1,614	$1,399	$12,289

6. Property and Equipment, net

Property and equipment consisted of the following at December 31, 2022 and 2021 (in thousands):

	December 31,	December 31,
	2022	2021
Land	$132,728	$95,724
Buildings and improvements	265,621	208,136
Leasehold improvements	301,055	255,378
Furniture and equipment	232,449	201,083
Software	87,327	78,592
Construction in progress and software in development	81,256	58,694
	1,100,436	897,607
Less: accumulated depreciation and amortization	(342,155)	(298,283)
Property and equipment, net	$758,281	$599,324

Depreciation expense for the years ended December 31, 2022, 2021, and 2020 was $48.7 million, $61.6 million and $47.4 million, respectively.

7. Goodwill and Intangible Assets

Goodwill

The following is a summary of changes in the Company’s goodwill by business line for the years ended December 31, 2022 and 2021 (in thousands):

	Good Sam
	Services and	RV and
	Plans	Outdoor Retail	Consolidated
Balance at January 1, 2021 (excluding impairment charges)	$70,713	$584,247	$654,960
Accumulated impairment charges	(46,884)	(194,953)	(241,837)
Balance at January 1, 2021	23,829	389,294	413,123
Acquisitions	—	70,511	70,511
Balance at December 31, 2021	23,829	459,805	483,634
Acquisitions	405	138,384	138,789
Balance at December 31, 2022	$24,234	$598,189	$622,423

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

In the fourth quarter of 2022 and 2021, the Company performed its annual goodwill impairment test of the RV and Outdoor Retail, the Good Sam Show, and GSS Enterprise reporting units. The Good Sam Media reporting unit was also included in the 2022 impairment test as the goodwill for that reporting unit related to a 2022 acquisition of a publication business. The RV and Outdoor Retail reporting unit is comprised of the entire RV and Outdoor Retail segment. The Good Sam Show, GSS Enterprise, and Good Sam Media reporting units are comprised of a portion of the Good Sam Services and Plans Segment. These annual goodwill impairment tests resulted in the determination that the estimated fair value of these reporting units exceeded their carrying value. Therefore, no impairment charge was recorded during the years ended December 31, 2022 and 2021. The Company estimated the fair value of these reporting units using a combination of the guideline public company method under the market approach and the discounted cash flow analysis method under the income approach.

Intangible Assets

Finite-lived intangible assets and related accumulated amortization consisted of the following at December 31, 2022 and 2021 (in thousands):

	December 31, 2022
	Cost or	Accumulated
	Fair Value	Amortization	Net
Good Sam Services and Plans:
Membership, customer lists and other	$9,640	(8,971)	$669
Trademarks and trade names	2,132	(95)	2,037
Websites	3,050	(682)	2,368
RV and Outdoor Retail:
Customer lists and domain names	5,626	(2,880)	2,746
Supplier lists	1,696	(763)	933
Trademarks and trade names	29,564	(19,691)	9,873
Websites	7,519	(5,200)	2,319
	$59,227	$(38,282)	$20,945

	December 31, 2021
	Cost or	Accumulated
	Fair Value	Amortization	Net
Good Sam Services and Plans:
Membership, customer lists and other	$9,140	$(8,748)	$392
Websites	2,500	(253)	2,247
RV and Outdoor Retail:
Customer lists and domain names	5,626	(2,298)	3,328
Supplier lists	1,696	(424)	1,272
Trademarks and trade names	29,564	(9,465)	20,099
Websites	7,185	(3,553)	3,632
	$55,711	$(24,741)	$30,970

As of December 31, 2022, the approximate weighted average useful lives of our Good Sam Services and Plans finite-lived intangible assets for membership and customer lists are 5.3 years, trademarks and trade names are 15.0 years, and websites are 7.0 years. The approximate weighted average useful lives of our RV and Outdoor Retail finite-lived intangible assets are as follows: customer lists and domain names are 7.0 years, suppliers lists are 5.0 years, trademarks and trade names are 14.4 years, and websites are 10.1 years. The weighted-average useful life of all our finite-lived intangible assets is approximately 11.4 years.

During the first quarter of 2022, the Company recorded $8.8 million of incremental accelerated amortization from the adjustment of the useful lives of certain trademark and trade name intangible assets relating to brands not traditionally associated with RVs that the Company is phasing out.

Amortization expense of finite-lived intangibles for the years ended December 31, 2022, 2021, and 2020 was $13.5 million, $4.8 million and $4.6 million, respectively. The aggregate future five-year amortization of finite-lived intangibles at December 31, 2022, was as follows (in thousands):

2023	$2,580
2024	2,108
2025	1,808
2026	1,218
2027	1,218
Thereafter	12,013
$20,945

8. Accrued Liabilities

Accrued liabilities consisted of the following at December 31, 2022 and 2021 (in thousands):

	December 31,	December 31,
	2022	2021
Compensation and benefits(1)	$45,043	$64,313
Other accruals	102,790	125,282
	$147,833	$189,595

(1)	At December 31, 2021, this amount included a deferral of payroll taxes under the CARES Act of $14.6 million, all of which was paid in 2022.

9. Long-Term Debt

The following reflects outstanding long-term debt as of December 31, 2022 and 2021 (in thousands):

	December 31,	December 31,
	2022	2021
Term Loan Facility (1)	$1,360,454	$1,367,277
Real Estate Facilities (2)	145,911	22,896
Other Long-Term Debt	3,280	3,400
Subtotal	1,509,645	1,393,573
Less: current portion	(25,229)	(15,822)
Total	$1,484,416	$1,377,751

(1)	Net of $14.2 million and $16.8 million of original issue discount at December 31, 2022 and 2021, respectively, and $5.8 million and $6.9 million of finance costs at December 31, 2022 and 2021, respectively.
(2)	Net of $3.4 million and $0.2 million of finance costs at December 31, 2022 and 2021, respectively.

The aggregate future maturities of long-term debt at December 31, 2022, were as follows (in thousands):

Long-term debt instruments
2023	$25,229
2024	22,017
2025	21,492
2026	37,586
2027	116,222
Thereafter	1,310,410
Total	1,532,956

Senior Secured Credit Facilities

As of December 31, 2022 and 2021, CWGS Group, LLC (the “Borrower”), a wholly-owned subsidiary of CWGS, LLC, was party to a credit agreement (the “Credit Agreement”) for a senior secured credit facility (the “Senior Secured Credit Facilities”). The Senior Secured Credit Facilities consist of a $1.4 billion term loan facility (the “Term Loan Facility”) and a $65.0 million revolving credit facility (the “Revolving Credit Facility”).

The funds available under the Revolving Credit Facility may be utilized for borrowings or letters of credit; however, a maximum of $25.0 million may be allocated to such letters of credit. The Revolving Credit Facility matures in June 2026, and the Term Loan Facility matures in June 2028. The Term Loan Facility requires mandatory principal payments in equal quarterly installments of $3.5 million. The December 31, 2022 principal payment was due in January 2023, since December 31, 2022 was on a weekend. Additionally, the Company is required to prepay the term loan borrowings in an aggregate amount up to 50% of excess cash flow, as defined in the Credit Agreement, for such fiscal year depending on the Total Leverage Ratio (as defined by the Credit Agreement) beginning with the year ended December 31, 2022. No additional excess cash flow payment was required relating to 2022 and the Company does not expect an additional excess cash flow payment to be required relating to 2023.

Under the Senior Secured Credit Facilities, the Company has the ability to request to increase the amount of term loans or revolving loans in an aggregate amount not to exceed the greater of (a) a “fixed” amount set at $725.0 million and (b) 100% of consolidated EBITDA for the most recent four consecutive fiscal quarters on a pro forma basis (as defined in the Credit Agreement). The Company had requested and received an increase in the Term Loan Facility of $300.0 million in December 2021. The lenders under the Senior Secured Credit Facilities are not under any obligation to provide commitments in respect of any such increase.

As of December 31, 2022 and 2021, the average interest rate on the Term Loan Facility was 6.80% and 3.25%, respectively, and the effective interest rate on the Term Loan Facility was 7.03% and 3.46%, respectively. The following table details the outstanding amounts and available borrowings under the Senior Secured Credit Facilities as of (in thousands):

	December 31,	December 31,
	2022	2021
Senior Secured Credit Facilities:
Term Loan Facility:
Principal amount of borrowings	$1,400,000	$1,400,000
Less: cumulative principal payments	(19,515)	(9,004)
Less: unamortized original issue discount	(14,224)	(16,826)
Less: unamortized finance costs	(5,807)	(6,893)
	1,360,454	1,367,277
Less: current portion	(14,015)	(14,015)
Long-term debt, net of current portion	$1,346,439	$1,353,262
Revolving Credit Facility:
Total commitment	$65,000	$65,000
Less: outstanding letters of credit	(4,930)	(4,930)
Additional borrowing capacity	$60,070	$60,070

The Senior Secured Credit Facilities are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by each of the Company’s existing and future domestic restricted subsidiaries with the exception of FreedomRoads Intermediate Holdco, LLC, the direct parent of FR, and FR, and its subsidiaries. The Credit Agreement contains certain restrictive covenants pertaining to, but not limited to, mergers, changes in the nature of the business, acquisitions, additional indebtedness, sales of assets, investments, and the payment of dividends subject to certain limitations and minimum operating covenants. Additionally, management has determined that the Senior Secured Credit Facilities include subjective acceleration clauses, which could impact debt classification. Management believes that no events have occurred at December 31, 2022 that would trigger a subjective acceleration clause.

The Credit Agreement requires the Borrower and its subsidiaries to comply on a quarterly basis with a maximum Total Net Leverage Ratio (as defined in the Credit Agreement), which covenant is in effect only if, as of the end of each calendar quarter, the aggregate amount of borrowings under the revolving credit facility (including swingline loans), letters of credit and unreimbursed letter of credit disbursements outstanding at such time is greater than 35% of the total commitment on the Revolving Credit Facility (excluding (i) up to $15.0 million attributable to any outstanding undrawn letters of credit and (ii) any cash collateralized or backstopped letters of credit), as defined in the Credit Agreement. As of December 31, 2022, the Company was not subject to this covenant as borrowings under the Revolving Credit Facility did not exceed the 35% threshold. The Company was in compliance with all applicable debt covenants at December 31, 2022 and 2021.

Real Estate Facilities

On October 27, 2022, subsidiaries of FRHP Lincolnshire, LLC (“FRHP”), an indirect wholly-owned subsidiary of CWGS, LLC, entered into a credit agreement with a syndication of banks for a real estate credit facility (the “M&T Real Estate Facility”) with aggregate maximum principal capacity of $250.0 million with an option that allows FRHP to request an additional $100.0 million of principal capacity. The lenders under the M&T Real Estate Facility are not under any obligation to provide commitments in respect of any such increase. The M&T Real Estate Facility bears interest at FRHP’s option of either (as defined in the credit agreement for the M&T Real Estate Facility): (a) the Secured Overnight Financing Rate (“SOFR”) plus the applicable rate of 2.30% or (b) the highest of (i) the Federal Funds Rate plus 1.80%, (ii) the Prime Rate plus 1.30%, or (iii) SOFR plus 2.30%. The M&T Real Estate Facility has an unused commitment fee of 0.20% of the aggregate unused principal amount and it matures in October 2027. Additionally, the M&T Real Estate Facility is subject to a debt service coverage ratio covenant (as defined in the credit agreement for the M&T Real Estate Facility). All obligations under the M&T Real Estate Facility and the guarantees of those obligations, are secured, subject to certain exceptions, by the mortgaged real property assets.

In November 2018, September 2021, and December 2021, Camping World Property, Inc. (the ‘‘Real Estate Borrower’’), an indirect wholly-owned subsidiary of CWGS, LLC, and CIBC Bank USA (“Lender”), entered into loan and security agreements for real estate credit facilities (as amended from time to time, the “First CIBC Real Estate Facility”, the “Second CIBC Real Estate Facility”, and the “Third CIBC Real Estate Facility”, respectively, and collectively the “CIBC Real Estate Facilities”) with aggregate maximum principal capacities of $21.5 million, $9.0 million, and $10.1 million for the First CIBC Real Estate Facility, Second CIBC Real Estate Facility, and Third CIBC Real Estate Facility, respectively. Borrowings under the CIBC Real Estate Facilities are guaranteed by CWGS Group, LLC, a wholly-owned subsidiary of CWGS, LLC. The CIBC Real Estate Facilities may be used to finance the acquisition of real estate assets and are secured by first priority security interest on the real estate assets acquired with the proceeds of the CIBC Real Estate Facilities. The First CIBC Real Estate Facility, the CIBC Second Real Estate Facility, and Third CIBC Real Estate Facility mature in October 2023, September 2026, and December 2026, respectively.

The following table shows a summary of the outstanding balances, remaining available borrowings, and weighted average interest rate under the M&T Real Estate Facility and the CIBC Real Estate Facilities (collectively the “Real Estate Facilities”) at December 31, 2022:

	As of December 31, 2022
	Principal	Remaining		Wtd. Average
(In thousands)	Outstanding(1)	Available(2)		Interest Rate
Real Estate Facilities
M&T Real Estate Facility	$124,655	$122,134	(3)	6.39%
First CIBC Real Estate Facility	3,934	—		6.39%
Second CIBC Real Estate Facility	7,779	—		6.39%
Third CIBC Real Estate Facility	9,543	—		6.14%
	$145,911	$122,134
(1)	Outstanding principal amounts are net of unamortized finance costs.
(2)	Amounts cannot be reborrowed.
(3)	Additional borrowings on the M&T Real Estate Facility are subject to a debt service coverage ratio covenant and to the property collateral requirements under the M&T Real Estate Facility.

Management has determined that the credit agreements governing the Real Estate Facilities include subjective acceleration clauses, which could impact debt classification. Management believes that no events have occurred at December 31, 2022 that would trigger a subjective acceleration clause. Additionally, the Real Estate Facilities are subject to certain cross default provisions, a debt service coverage ratio, and other customary covenants. The Company was in compliance with all debt covenants at December 31, 2022 and 2021.

Other Long-Term Debt

In December 2021, FRHP Lincolnshire, LLC, an indirect wholly-owned subsidiary of CWGS, LLC, assumed a mortgage as part of a real estate acquisition. This mortgage is secured by the acquired property and is guaranteed by CWGS Group, LC, a wholly-owned subsidiary of CWGS, LLC. As of December 31, 2022, the outstanding principal balance of the mortgage was $3.3 million with an interest rate of 3.50%. The mortgage matures in December 2026.

10. Lease Obligations

The Company leases most of the properties for its retail locations through 241 operating leases and 10 finance leases. The Company also leases billboards and certain of its equipment. The related operating lease assets and finance lease assets are included in the operating lease assets and property and equipment, respectively, in the accompanying consolidated balance sheets.

As of December 31, 2022 and 2021, finance lease assets of $88.1 million and $75.7 million, respectively, were included in property and equipment, net in the accompanying consolidated balance sheets.

The following presents certain information related to the costs for leases (in thousands):

	Year Ended December 31,
	2022	2021
Operating lease cost	$113,411	$120,096
Finance lease cost:
Amortization of finance lease assets	11,931	6,016
Interest on finance lease liabilities	5,005	2,353
Short-term lease cost	1,880	1,958
Variable lease cost	23,607	23,512
Sublease income	(1,713)	(1,915)
Net lease costs	$154,121	$152,020

The following presents supplemental cash flow information related to leases (in thousands):

	Year Ended December 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$114,176	$121,394
Operating cash flows for finance leases	4,928	2,287
Financing cash flows for finance leases	5,977	2,923
Lease assets obtained in exchange for lease liabilities:
New, remeasured and terminated operating leases	$52,698	$44,041
New, remeasured and terminated finance leases	24,440	51,920

The following presents other information related to leases:

	December 31, 2022
Weighted average remaining lease term:
Operating leases	11.8	years
Financing leases	15.4	years
Weighted average discount rate:
Operating leases	6.9%
Financing leases	5.7%

The following reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the lease liabilities in the accompanying consolidated balance sheet as of December 31, 2022 (in thousands):

	Operating	Finance
	Leases	Leases
2023	$115,455	$10,831
2024	115,031	10,566
2025	111,757	9,694
2026	104,745	9,612
2027	95,811	9,059
Thereafter	679,905	106,006
Total lease payments	1,222,704	155,768
Less: Imputed interest	(396,124)	(51,308)
Total lease obligations	826,580	104,460
Less: current portion	(61,745)	(10,244)
Noncurrent lease obligations	$764,835	$94,216

Sale-Leaseback Arrangement Recorded as Financing Transaction

On February 8, 2022, FRHP Lincolnshire, LLC sold three properties for a total sale price of $28.0 million. Concurrent with the sale of these properties, the Company entered into three separate twenty-year lease agreements, whereby the Company will lease back the properties from the acquiring company. Under each lease agreement, FR has four consecutive options to extend the lease term for additional periods of five years for each option. This transaction is accounted for as a financing transaction. The Company recorded a liability for the amount received, will continue to depreciate the non-land portion of the assets, and has imputed an interest rate so that the net carrying amount of the financial liability and remaining non-land assets will be zero at the end of the initial lease terms. The financial liability is included in other long-term liabilities in the condensed consolidated balance sheet as of December 31, 2022.

11. Income Taxes

CWH is organized as a Subchapter C corporation (“C-Corp”) and, as of December 31, 2022, is a 50.2% owner of CWGS, LLC (see Note 18 — Stockholders’ Equity and Note 19 — Non-Controlling Interests). CWGS, LLC is organized as a limited liability company (“LLC”) and treated as a partnership for U.S. federal and most applicable state and local income tax purposes and as such, is generally not subject to any U.S. federal entity-level income taxes. However, certain CWGS, LLC subsidiaries, including Americas Road and Travel Club, Inc., Camping World, Inc. (“CW”) prior to the LLC Conversion (defined below), and FreedomRoads RV, Inc. and their wholly-owned subsidiaries, are subject to entity-level taxes as they are C-Corps.

Income Tax Expense

The components of the Company’s income tax expense from operations for the years ended December 31, 2022, 2021 and 2020 consisted of (in thousands):

	2022	2021	2020
Current:
Federal	$44,613	$74,124	$38,843
State	11,170	23,890	12,294
Deferred:
Federal	17,588	13,024	5,016
State	25,713	(18,914)	1,590
Income tax expense	$99,084	$92,124	$57,743

A reconciliation of income tax expense from operations to the federal statutory rate for the years ended December 31, 2022, 2021 and 2020 were as follows (in thousands):

	2022	2021	2020
Income taxes computed at federal statutory rate(1)	$94,524	$154,182	$84,411
State income taxes – net of federal benefit(1)	8,362	15,261	3,741
Other differences:
State and local taxes on pass-through entities	3,736	5,004	2,965
Income taxes computed at the effective federal and state statutory rate for pass-through entities not subject to tax for the Company (2)	(53,461)	(81,013)	(53,147)
Effect of LLC Conversion(3)	208,833	—	—
(Decrease) increase in valuation allowance(4)	(164,257)	(2,234)	19,058
Impact of other state tax rate changes	967	1,927	(915)
Other	380	(1,003)	1,630
Income tax expense	$99,084	$92,124	$57,743

(1)	Federal and state income tax for 2021 includes $0.7 million of income tax expense relating to the revaluation in the Tax Receivable Agreement liability due to fluctuations in state income tax rates. The amounts related to 2022 and 2020 were insignificant.
(2)	The related income is taxable to the non-controlling interest.
(3)	These amounts represent the tax impact of the LLC Conversion (defined and discussed below), which is comprised of a $209.4 million adjustment to CW’s deferred tax assets inclusive of tax operating losses, net of a $0.6 million reduction to CWH’s outside basis deferred tax asset.
(4)	For 2022, these amounts include a $180.4 million decrease in valuation allowance associated with the LLC Conversion, partially offset by $16.8 million of increases to the valuation allowance for activity not related to the LLC conversion, which is primarily resulting from losses of CW for which no benefit is recognized for the U.S. federal and non-unitary states, net of a $0.6 million decrease in valuation allowance associated with CWH’s outside basis deferred tax asset. During 2021, and as a result of CWH’s ownership of CWGS increasing above 50% during the first quarter of 2021, the amount for the year ended December 31, 2021 included a decrease in the valuation allowance of CW in certain state deferred tax assets of $15.2 million, partially offset by $13.0 million of increases to the valuation allowance primarily resulting from losses of CW for which no benefit is recognized for the U.S. federal and non-unitary states.

LLC Conversion

CW, including certain of its subsidiaries, were taxable as C-Corps and subject to entity-level taxes. CW had historically generated operating losses for tax purposes. Only losses subject to taxes in certain state jurisdictions were available to offset taxable income generated by the Company’s other businesses. The Company completed the steps necessary to convert CW and certain of its subsidiaries from C-Corps to LLCs with an effective date of January 2, 2023 (the “LLC Conversion”). All required filings for conversion to LLC were made by December 31, 2022. Accordingly, the effect of the LLC Conversion was recorded during the year ended December 31, 2022, as the filings were perfunctory pursuant to the rules prescribed under ASC 740, Income Taxes. Beginning with the year ending December 31, 2023, the operating losses of CW and its subsidiaries will offset taxable income generated by the Company’s other LLC businesses. As a result, both income tax expense recognized by CWH and the amount of required tax distributions paid to holders of common units in CWGS, LLC, under the CWGS LLC Agreement, will decrease. The LLC Conversion will allow the Company to more easily integrate its retail and dealership operations and more seamlessly share resources within the RV and Outdoor Retail segment, while providing an expected future cash flow benefit for the operating companies.

The LLC Conversion resulted in additional income tax expense in the year ended December 31, 2022 of $28.4 million, which was comprised of $208.8 million of gross deferred tax assets written off, partially offset by the release of $180.4 million of valuation allowance (see table above for reconciliation of income tax expense from operations to the federal statutory rate).

Deferred Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and operating loss and tax credit carryforwards. Significant items comprising the net deferred tax assets at December 31, 2022 and 2021 were (in thousands):

	2022	2021
Deferred tax liabilities
Operating lease assets	$(5,897)	$(63,143)
Other	(80)	(3,456)
	(5,977)	(66,599)
Deferred tax assets
Investment impairment	—	20,619
Investment in partnership ("Outside Basis Deferred Tax Asset")(1)	253,550	271,513
Tax Receivable Agreement liability	43,223	46,328
Net operating loss carryforward	22	137,377
Operating lease liabilities	6,150	73,476
Other reserves	1,234	28,695
	304,179	578,008
Valuation allowance	(154,975)	(312,088)
Net deferred tax assets	$143,227	$199,321

(1)	This amount is the deferred tax asset the Company recognizes for its book to tax basis difference in its investment in CWGS, LLC.

The Company evaluates its deferred tax assets on a quarterly basis to determine if they can be realized and establishes valuation allowances when it is not more likely than not that all or a portion of the deferred tax assets can be realized. At December 31, 2022 and 2021, the Company determined that all of its deferred tax assets (except those of CW at December 31, 2021 and the Outside Basis Deferred Tax Asset at December 31, 2022 and 2021) are more likely than not to be realized. Prior to the LLC Conversion discussed above, the Company maintained a valuation allowance against the deferred tax assets of CW, excluding certain state deferred tax assets included in the state combined unitary income tax returns. At December 31, 2022 , as a result of the LLC Conversion, the Company wrote off all of the remaining deferred tax assets and related valuation allowance associated with CW. The Company maintains a valuation allowance against the Outside Basis Deferred Tax Asset pertaining to the portion that is not amortizable for tax purposes, since the Company would likely only realize the non-amortizable portion of the Outside Basis Deferred Tax Asset if the investment in CWGS, LLC was divested.

Net Operating Loss Carryforwards

At December 31, 2022, certain subsidiaries of CWH had federal and state net operating loss carryforwards of approximately $622.5 million and $461.4 million, respectively, which will no longer be available after the LLC Conversion effective date on January 2, 2023. The income tax expense associated with writing off these operating loss carryforwards at December 31, 2022 was $14.7 million, which consisted of $158.9 million of operating loss carryforward deferred tax assets, partially offset by the release of the related valuation allowance of $144.2 million.

Tax Legislation

As further described in Note 1 — Summary of Significant Accounting Policies — COVID-19, in response to the COVID-19 pandemic, many governments had enacted measures to provide aid and economic stimulus. The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020 in the U.S., included measures to assist companies, including temporary changes to income and non-income-based tax laws. For the years ended December 31, 2022 and 2021, there were no material impacts to the Company’s consolidated financial statements relating to the CARES Act other than the deferral of non-income-based payroll taxes of $29.2 million for the year ended December 31, 2020 of which $14.6 million was paid during each of the years ended December 31, 2022 and 2021. Of this deferred amount, $14.6 million was included in accrued liabilities in the accompanying consolidated balance sheet at December 31, 2021. Furthermore, on March 11, 2021 the American Rescue Plan Act, a $1.9 trillion tax-and-spending package aimed at addressing the continuing economic and health impacts of the coronavirus pandemic, was enacted. The

American Rescue Plan Act provisions do not have a material impact on the Company’s income tax expense and effective tax rate.

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law. The IRA contains several revisions to the Internal Revenue Code, including a 15% corporate minimum income tax and a 1% excise tax on corporate stock repurchases in tax years beginning after December 31, 2022 with certain exclusions for (a) repurchased shares for withholding taxes on vested restricted stock units (“RSUs”) and (b) treasury shares reissued in the same tax year for settlement of stock option exercises or vesting of RSUs. While these tax law changes have no immediate effect and are not expected to have a material adverse effect on our results of operations going forward, the Company will continue to evaluate its impact as further information becomes available.

Uncertain Tax Positions

As of December 31, 2022 and 2021, the balance of the Company’s uncertain tax positions was $4.5 million and $2.9 million, respectively. The Company does not expect the total amount of unrecognized tax benefits to significantly change in the next 12 months.

Tax Receivable Agreement

The Company is party to a tax receivable agreement (the “Tax Receivable Agreement”) that provides for the payment by the Company to the Continuing Equity Owners and Crestview Partners II GP, L.P. of 85% of the amount of tax benefits, if any, the Company actually realizes, or in some circumstances is deemed to realize, as a result of (i) increases in the tax basis from the purchase of common units from Crestview Partners II GP, L.P. in exchange for Class A common stock in connection with the consummation of the IPO and the related transactions and any future redemptions that are funded by the Company and any future redemptions of common units by Continuing Equity Owners as described above and (ii) certain other tax benefits attributable to payments made under the Tax Receivable Agreement. The above payments are predicated on CWGS, LLC making an election under Section 754 of the Internal Revenue Code effective for each tax year in which a redemption of common units for cash or stock occur. These tax benefit payments are not conditioned upon one or more of the Continuing Equity Owners or Crestview Partners II GP, L.P. maintaining a continued ownership interest in CWGS, LLC. In general, the Continuing Equity Owners’ or Crestview Partners II GP, L.P.’s rights under the Tax Receivable Agreement are assignable, including to transferees of its common units in CWGS, LLC (other than the Company as transferee pursuant to a redemption of common units in CWGS, LLC). The Company expects to benefit from the remaining 15% of the tax benefits, if any, which may be realized. During the twelve months ended December 31, 2022 and 2021, 50,000 and 4,722,251 common units in CWGS, LLC, respectively, were redeemed for Class A common stock subject to the provisions of the Tax Receivable Agreement. The Company recognized a liability for the Tax Receivable Agreement payments due to those parties that redeemed common units, representing 85% of the aggregate tax benefits the Company expects to realize from the tax basis increases related to the redemption, after concluding it was probable that the Tax Receivable Agreement payments would be paid based on estimates of future taxable income. As of December 31, 2022, and December 31, 2021, the amount of Tax Receivable Agreement payments due under the Tax Receivable Agreement was $170.6 million and $182.4 million, respectively, of which $10.9 million and $11.3 million, respectively, were included in current portion of the Tax Receivable Agreement liability in the accompanying consolidated balance sheets.

During the year ended December 31, 2022, the Continuing Equity Owners redeemed 50,000 common units in CWGS, LLC for 50,000 shares of the Company’s Class A common stock. During the year ended December 31, 2022, the Tax Receivable Agreement liability and Deferred Tax Assets increased $0.5 million and $0.6 million, respectively, as a result of common unit redemptions and were recorded to additional paid-in capital (see the consolidated statements of stockholders’ equity). Payments pursuant to the Tax Receivable Agreement relating to this redemption will begin during the year ending December 31, 2023.

During the year ended December 31, 2021, the Continuing Equity Owners, primarily Crestview Partners II GP, L.P., redeemed a combined 4.7 million common units in CWGS, LLC for 4.7 million shares of the Company’s Class A common stock. During the year ended December 31, 2021, the Tax Receivable Agreement liability and Deferred Tax Assets increased $41.7 million and $26.5 million, respectively, as a result of common unit redemptions and were recorded to additional paid-in capital (see the consolidated statements of stockholders’ equity). Payments pursuant to the Tax Receivable Agreement relating to these redemptions began during the year ended December 31, 2022.

On January 1, 2023, transferees of common units transferred by CWGS Holding, LLC, a wholly owned subsidiary of ML Acquisition Company, LLC, which is indirectly owned by Stephen Adams, a former member of the Company’s Board of Directors, and Marcus Lemonis, the Company’s Chairman and Chief Executive Officer, redeemed 2.0 million common units in CWGS, LLC for 2.0 million shares of the Company’s Class A common stock (see Note 19 — Non-Controlling Interests). The estimated increase in deferred tax assets, the non-current portion of the Tax Receivable Agreement liability, and additional paid-in capital resulting from these redemptions is $6.3 million, $5.4 million, and $0.9 million, respectively. Payments pursuant to the Tax Receivable Agreement relating to these redemptions would begin during the year ending December 31, 2024.

Income Tax Audits

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

The Company and its subsidiaries file U.S. federal income tax returns and tax returns in various states. During the year ended December 31, 2022, one of CWGS, LLC’s indirect wholly-owned subsidiaries was notified by the Internal Revenue Service that their 2020 tax year was under examination. The Company does not expect any material adjustments as a result of the examination. The Company will continue to monitor the examination progress and evaluate its impact as further information becomes available. The Company is not under any other material audits in any jurisdiction. With few exceptions, the Company is no longer subject to U.S. federal, state, and local income tax examinations by tax authorities for years before 2019.

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

For floor plan notes payable under the Floor Plan Facility, the amounts reported in the accompanying Consolidated Balance Sheets approximate the fair value due to their short-term nature or the existence of variable interest rates that approximate prevailing market rates.

There have been no transfers of assets or liabilities between the fair value measurement levels and there were no material re-measurements to fair value during 2022 and 2021 of assets and liabilities that are not measured at fair value on a recurring basis.

The following table presents the reported carrying value and fair value information for the Company’s debt instruments. The fair values shown below for the Term Loan Facility, as applicable, are based on quoted prices in the inactive market for identical assets (Level 2) and the fair values shown below for the Floor Plan Facility, the Revolving Line of Credit, the Real Estate Facilities and the Other Long-Term Debt are estimated by discounting the future contractual cash flows at the current market interest rate that is available based on similar financial instruments.

	Fair Value	December 31, 2022		December 31, 2021
($ in thousands)	Measurement	Carrying Value	Fair Value	Carrying Value	Fair Value
Term Loan Facility	Level 2	$1,360,454	$1,394,290	$1,367,277	$1,382,372
Floor Plan Facility Revolving Line of Credit	Level 2	20,885	19,823	20,885	20,885
Real Estate Facilities	Level 2	145,911	145,664	22,896	22,981
Other Long-Term Debt	Level 2	3,280	2,944	3,400	3,400

13. Commitments and Contingencies

Sponsorship and Other Agreements

The Company enters into sponsorship and brand licensing agreements from time to time. Current sponsorship agreements run through 2024. The sponsorship and brand licensing agreements consist of annual fees payable in aggregate of $6.1 million in 2023, $5.4 million in 2024, $1.0 million in 2025, $1.0 million in 2026, $0.4 million in 2027 and $0.4 million thereafter, which are recognized to expense over the expected benefit period.

The Company enters into subscription agreements from time to time. Currently there are 87 subscription agreements for future software services consisting of annual fees payable as follows: $15.9 million in 2023, $1.4 million in 2024, $0.1 million in 2025. Expense is recognized ratably over the term of the agreement.

Self-Insurance Program

Self-insurance reserves represent amounts established as a result of insurance programs under which the Company self-insures portions of the business risks. The Company carries substantial premium-paid, traditional risk transfer insurance for various business risks. The Company self-insures and establishes reserves for the retention on workers’ compensation insurance, general liability, automobile liability, and employee health claims. The self-insured claims liability was approximately $26.3 million and $22.3 million at December 31, 2022 and 2021, respectively. The determination of such claims and expenses and the appropriateness of the related liability are continually reviewed and updated. The self-insurance accruals are calculated by actuaries and are based on claims filed and include estimates for claims incurred but not yet reported. Projections of future losses, including incurred but not reported losses, are inherently uncertain because of the varying nature of insurance claims and could be substantially affected if occurrences and claims differ significantly from these assumptions and historical trends. In addition, the Company has obtained letters of credit as required by insurance carriers. As of December 31, 2022 and 2021, these letters of credit were approximately $16.3 million and $16.4 million, respectively. This includes $11.4 million and $11.5 million as of December 31, 2022 and 2021, respectively, issued under the Floor Plan Facility (see Note 4 — Inventories and Floor Plan Payables), and the balance issued under the Company’s Senior Secured Credit Facilities (see Note 9 — Long-Term Debt).

Litigation

Janssen and Sandler Complaints

On August 6, 2019, two shareholder derivative suits, styled Janssen v. Camping World Holdings, Inc., et al., and Sandler v. Camping World Holdings, Inc. et al., were filed in the U.S. District Court for the District of Delaware. Both actions name the Company as a nominal defendant, and name certain of the Company’s officers and directors, Crestview Partners II GP, L.P. and Crestview Advisors, L.L.C. as defendants, and allege: (i) violations of Section 14(a) of the Securities Exchange Act for issuing proxy statements that allegedly omitted material information and allegedly included materially false and misleading financial statements; (ii) violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934, seeking contribution for causing the Company to issue allegedly false and misleading statements and/or allegedly omit material information in public statements and/or the Company’s filings concerning the Company’s financial performance, the effectiveness of internal controls to ensure accurate financial reporting, and the success and profitability of the integration and rollout of Gander Outdoors (now Gander RV) stores; (iii) breaches of fiduciary duty, unjust enrichment, abuse of control, and gross mismanagement for allegedly causing or allowing the Company to disseminate to Camping World shareholders materially misleading and inaccurate information through the Company’s SEC filings; and (iv) breach of fiduciary duties for alleged insider selling and misappropriation of information (together, the “Janssen and Sandler Complaints”). The Janssen and Sandler Complaints seek restitutionary and/or compensatory damages, injunctive relief, disgorgement of all profits, benefits, and other compensation obtained by certain of the Company’s officers and directors, attorneys’ fees and costs, and any other and further relief the court deems just and proper. On December 2, 2022, the Janssen and Sandler Complaints were voluntarily dismissed without prejudice, no compensation in any form having passed directly or indirectly from any of the defendants to the plaintiffs or counsel for plaintiffs, and no promise to give any such compensation having been made with each party to bear their own costs.

Weissmann Complaint

On June 22, 2021, CWH filed a one-count complaint captioned FreedomRoads Holding Company, LLC v. Steve Weissmann in the Circuit Court of Cook County, Illinois against Steve Weissmann (“Weissmann”) for breach of contractual obligation under note guarantee (the “Note”) (the “Weissmann Complaint”). On October 8, 2021, Weissmann brought a counterclaim against FreedomRoads and Third-Party Defendants Marcus Lemonis, NBCUniversal Media, LLC, the Consumer National Broadcasting Company, CW, and Machete Productions (“Machete”) (the “Weissmann Counterclaim”), in which he alleges claims in connection with the Note and his appearance on the reality television show The Profit. Weissmann alleges the following causes of action against FreedomRoads and all third-party defendants, including CW: (i) fraud; (ii) fraud in the inducement; (iii) fraudulent concealment; (iv) breach of fiduciary duty; (v) defamation; (vi) defamation per se; (vii) false light; (viii) intentional infliction of emotional distress; (ix) negligence; (v) unjust enrichment; and (vi) RICO § 1962. Weissmann seeks costs and damages in an amount to be proven at trial but no less than the amount in the Note (approximately $2.5 million); in connection with his RICO claim, Weissmann asserts he is entitled to damages in the amount of three times the Note. On February 18, 2022, NBCUniversal, CNBC, and Machete filed a motion to compel arbitration (the “NBC Arbitration Motion”). On May 5, 2022, an agreed order was filed staying the litigation in favor of arbitration. On May 31, 2022, CWH filed an arbitration demand against Weissmann for collection on the Note. Weissmann filed his response and counterclaims, and third-party claims against FreedomRoads Holding Company, LLC, CW, Marcus Lemonis, NBCUniversal, and Machete on July 7, 2022. On or about July 21, 2022, CWH and the other respondents filed their responses and affirmative defenses.

Tumbleweed Complaint

On November 10, 2021, Tumbleweed Tiny House Company, Inc. filed a complaint against FreedomRoads, Marcus Lemonis, NBCUniversal Media, LLC, and Machete Productions in which Tumbleweed alleges claims in connection with the Note and its appearance on the reality television show The Profit (the “Tumbleweed Complaint”). Tumbleweed alleges the following claims against the defendants, including FreedomRoads and CWH: (i) fraud; (ii) false promise; (iii) breach of fiduciary duty (and aiding and abetting the same); (iv) breach of contract; (v) breach of oral contract; (vi) tortious interference with prospective economic advantage; (vii) fraud in the inducement; (viii) negligent misrepresentation; (ix) fraudulent concealment; (x) conspiracy; (xi) unlawful business practices; (xii) defamation; and (xiii) declaratory judgment. On April 21, 2022, the Court granted a motion to compel arbitration filed by NBCUniversal and joined by all defendants, including FreedomRoads, CWH, and Marcus Lemonis, compelling Tumbleweed’s claims to arbitration. Tumbleweed served its arbitration demand on FreedomRoads, CW, and Marcus Lemonis on May 17, 2022. CWH and Marcus Lemonis filed responses and affirmative defenses on May 31, 2022. On July 20, 2022, pursuant to the JAMS streamlined arbitration rules, the Tumbleweed Complaint was consolidated together with the Weissmann Complaint. The parties have exchanged initial discovery, but the Arbitrator has not yet set a schedule in the case.

Precise Complaint

On May 3, 2022, Lynn E. Feldman, Esquire, in her capacity as the Chapter 7 Trustee for the Estate of Precise Graphix, LLC filed a complaint against NBCUniversal Media, LLC, Machete Corporation, and CW in which Trustee Feldman alleges claims on behalf of Precise Graphix in connection with its appearance on The

Profit and subsequent commercial relationship with CWH (the “Precise Complaint”). Trustee Feldman alleges the following claims against defendants, including CWH: (i) Fraud; (ii) False Promise; (iii) Breach of Fiduciary Duty; (iv) Breach of Contract; (v) Breach of Oral Contract; (vi) Fraud in the Inducement; (vii) Fraud in the Inducement; (viii) Negligent Misrepresentation; (ix) Fraudulent Concealment; (x) Conspiracy; (xi) Unlawful Business Practices in Violation of California Business and Professions Code §17200; (xii) Aiding and Abetting Breach of Fiduciary Duty; and (xiii) Declaratory Judgment.  Precise did not serve the Precise Complaint on CWH.  On July 3, 2022, Precise Graphix filed its arbitration demand against CWH, NBCUniversal, and Machete alleging substantially similar claims as the Precise Complaint. On or about July 19, 2022, CWH and the other respondents filed their responses and affirmative defenses. The parties have exchanged initial discovery and set the matter for a two week hearing to begin April 3, 2023.

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

Financial Assurances

In the normal course of business, the Company obtains standby letters of credit and surety bonds from financial institutions and other third parties. These instruments guarantee the Company’s own future performance and provide third parties with financial and performance assurance in the event that the Company does not perform. These instruments support a wide variety of the Company’s business activities. As of December 31, 2022 and December 31, 2021, outstanding standby letters of credit issued through our Floor Plan Facility were $11.4 million and $11.5 million, respectively, and outstanding standby letters of credit issued through the Senior Secured Credit Facilities were $4.9 million and $4.9 million, respectively (see Note 4 — Inventories and Floor Plan Payables and Note 9 — Long-Term Debt). As of December 31, 2022 and December 31, 2021, outstanding surety bonds were $22.0 million and $19.1 million, respectively. The underlying liabilities insured by these instruments are reflected on the Company’s accompanying consolidated balance sheets, where applicable. Therefore, no additional liability is reflected for the letters of credit and surety bonds themselves.

14. Related Party Transactions

Transactions with Directors, Equity Holders and Executive Officers

FR leases various retail locations from managers and officers. During 2022, 2021 and 2020, the related party lease expense for these locations were $3.4 million, $2.2 million and $2.0 million, respectively.

In January 2012, FR entered into a lease for the offices in Lincolnshire, Illinois, which was amended as of March 2013, November 2019, October 2020, and October 2021 (the “Lincolnshire Lease”). For the years ended December 31, 2022, 2021, and 2020, rental payments for the Lincolnshire Lease, including common area maintenance charges, were $0.9 million, $0.8 million, and $0.9 million, respectively. The Company’s Chairman and Chief Executive Officer has personally guaranteed the Office Lease.

The Company had an expense reimbursement payable to Mr. Lemonis of $0.1 million at December 31, 2021, relating primarily to advertising expenses for the Company that were processed through Mr. Lemonis’ social media accounts, which was paid in 2022.

In October 2022, the Company purchased a property to be used as office space in Lincolnshire, Illinois, for $4.5 million from the Company’s Chairman and Chief Executive Officer.

Other Transactions

The Company does business with certain companies in which Mr. Lemonis has a direct or indirect material interest. The Company purchased fixtures for interior store sets at the Company’s retail locations from Precise Graphix. Mr. Lemonis exited his economic interest in Precise Graphix. The Company received refunds from Precise Graphix totaling $0.2 million in 2021 and incurred expenses of $0.3 million for the year ended December 31, 2020.

The Company paid Adams Outdoor Advertising, Inc., an entity controlled by Stephen Adams, a former member of the Company’s Board of Directors and for which Andris A. Baltins serves as a member of its Board of Directors, $0.1 million for the year ended December 31, 2022 for advertising services.

The Company paid Kaplan, Strangis and Kaplan, P.A., of which Andris A. Baltins is a member, and a member of the Company’s Board of Directors, $0.2 million, $0.3 million and $0.2 million for the years ended December 31, 2022, 2021 and 2020, respectively, for legal services.

15. Acquisitions

In 2022 and 2021, subsidiaries of the Company acquired the assets of multiple RV dealerships that constituted businesses under accounting rules. The Company used cash and borrowings under its Floor Plan Facility to complete these acquisitions. The Company considers acquisitions of independent dealerships to be a fast and capital efficient alternative to opening new retail locations to expand its business and grow its customer base. In April 2022, the Good Sam Services and Plans segment acquired an outdoor publication for $3.4 million that the Company considers as a furtherance of its strategy to target a younger demographic of RV enthusiasts. The acquired businesses were recorded at their estimated fair values under the acquisition method of accounting. The balance of the purchase prices in excess of the fair values of net assets acquired were recorded as goodwill.

In 2022, the RV and Outdoor Retail segment acquired the assets of various RV dealerships and one RV service center comprised of 11 locations for an aggregate purchase price of approximately $213.6 million. The purchases were partially funded through $59.9 million of borrowings under the Floor Plan Facility. One of these acquired locations was not opened in 2022.

In 2021, the RV and Outdoor Retail segment acquired the assets of various RV dealerships comprised of 12 locations for an aggregate purchase price of approximately $100.1 million. The purchases were partially funded through $19.5 million of borrowings under the Floor Plan Facility. All of these acquired locations were opened in 2021.

In 2022 and 2021, the Company purchased real property of $55.7 million and $129.2 million, respectively, of which $19.7 million and $31.4 million, respectively, was from parties related to the sellers of the businesses.

The estimated fair values of the assets acquired and liabilities assumed for the acquisitions of dealerships and the outdoor publication consist of the following:

	Year Ended December 31,
($ in thousands)	2022	2021
Tangible assets (liabilities) acquired (assumed):
Accounts receivable, net	$(68)	$601
Inventories, net	75,766	27,746
Prepaid expenses and other assets	207	125
Property and equipment, net	583	1,348
Operating lease assets	1,558	1,222
Accrued liabilities	(687)	(214)
Current portion of operating lease liabilities	(500)	(195)
Other current liabilities	(188)	—
Operating lease liabilities, net of current portion	(1,058)	(1,027)
Total tangible net assets acquired	75,613	29,606
Total intangible assets acquired	2,632	—
Goodwill	138,789	70,511
Cash paid for acquisitions, net of cash acquired	217,034	100,117
Inventory purchases financed via floor plan	(59,935)	(19,537)
Cash payment net of floor plan financing	$157,099	$80,580

The fair values above for the year ended December 31, 2022 are preliminary as they are subject to measurement period adjustments for up to one year from the date of acquisition as new information is obtained about facts and circumstances that existed as of the acquisition date relating to the valuation of the acquired assets, primarily the acquired inventories. For the year ended December 31, 2022, the fair values above include measurement period adjustments for valuation of acquired inventories, accounts receivable, accrued liabilities, and other current liabilities relating to dealership acquisitions during the year ended December 31, 2021. For the year ended December 31, 2021, the fair values above include measurement period adjustments for valuation of acquired inventories, property and equipment, and accrued liabilities relating to dealership acquisitions during the year ended December 31, 2020.

The primary items that generated the goodwill are the value of the expected synergies between the acquired businesses and the Company and the acquired assembled workforce, neither of which qualify for recognition as a separately identified intangible asset. For the years ended December 31, 2022 and 2021, acquired goodwill of $138.8 million and $70.5 million is expected to be deductible for tax purposes.

Included in the consolidated financial results for the years ended December 31, 2022 and 2021 were $83.3 million and $145.0 million of revenue, respectively, and $2.0 million of pre-tax loss and $13.0 million of pre-tax income, respectively, from the acquisitions as of their applicable acquisition dates. Pro forma information on these acquisitions has not been included, because the Company has deemed them to not be individually or cumulatively material.

16. Statements of Cash Flows

Supplemental disclosures of cash flow information for the following periods (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cash paid during the period for:
Interest	$106,997	$58,424	$72,458
Income taxes	54,579	99,557	52,938
Non-cash investing activities:
Leasehold improvements paid by lessor	361	—	37
Vehicles transferred to property and equipment from inventory	979	931	70
Capital expenditures in accounts payable and accrued liabilities	12,377	9,726	3,738
Non-cash financing activities:
Par value of Class A common stock issued for redemption of common units in CWGS, LLC	1	47	48
Par value of Class A common stock issued for vested restricted stock units	—	—	3
Cost of treasury stock issued for vested restricted stock units	42,640	34,756	8,556
Cost of treasury stock issued for stock award to employee	—	19,586	—

17. Benefit Plan

The Freedom Roads 401(k) Defined Contribution Plan (“FreedomRewards 401(k) Plan”) is qualified under Sections 401(a) and 401(k) of the Internal Revenue Service Code of 1986, as amended. All employees over age 18, including the executive officers, are eligible to participate in the Freedom Rewards 401(k) Plan. Any favorable vesting was permitted for any affected participants pursuant to FreedomRewards 401(k) Plan Amendment No. 3 signed December 15, 2011, and effective January 1, 2012. Non-highly compensated employees may defer up to 75% of their eligible compensation up to the Internal Revenue Service limits. Highly compensated employees may defer up to 15% of their eligible compensation up to the Internal Revenue Service limits. There were no contributions by the Company to the Company’s 401(k) Plan in 2022, 2021 or 2020.

18. Stockholders’ Equity

CWGS, LLC Ownership

CWH is the sole managing member of CWGS, LLC and, although CWH had a minority economic interest in CWGS, LLC through March 11, 2021 before obtaining a majority economic interest in CWGS, LLC, CWH has the sole voting power in, and controls the management of, CWGS, LLC (See Note 19 – Non-Controlling Interests for further information about the ownership of CWGS, LLC). The remaining interest in CWGS, LLC, was held by the “Continuing Equity Owners,” whom the Company defines as collectively, ML Acquisition Company, a Delaware limited liability company, indirectly owned by each of the Company’s former director, Stephen Adams, and the Company’s Chairman and Chief Executive Officer, Marcus Lemonis ("ML Acquisition”), funds controlled by Crestview Partners II GP, L.P. and, collectively, the Company’s named executive officers (excluding Marcus Lemonis and Matthew Wagner), Andris A. Baltins and K. Dillon Schickli, who are members of the Company’s Board of Directors, and certain other current and former non-executive employees and former directors, in each case, who held profits units in CWGS, LLC pursuant to CWGS, LLC’s equity incentive plan that was in existence prior to the Company’s IPO and who received common units of CWGS, LLC in exchange for their profits units in connection with the reorganization transactions at the time of the IPO (collectively, the “Former Profits Unit Holders”) and each of their permitted transferees that own common units in CWGS, LLC and who may redeem at each of their options their common units for, at the Company’s election (determined solely by the Company’s independent directors (within the meaning of the rules of the New York Stock Exchange) who are disinterested), cash or newly issued shares of the Company’s Class A common stock. Accordingly, the Company consolidated the financial results of CWGS, LLC and reported a non-controlling interest in its consolidated financial statements. In accordance with the CWGS LLC

Agreement, CWGS, LLC has made cash distributions to all common unit holders of CWGS, LLC in an amount sufficient for 1) CWH to pay the portion of its regular quarterly cash dividend to holders of its Class A common stock that is unrelated to tax distributions and 2) the common unit holders of CWGS, LLC to pay their income tax obligation on their allocated portion of CWGS, LLC income at the highest tax rate for all common unit holders of CWGS, LLC. The payment of these cash distributions by CWGS, LLC to Continuing Equity Owners are recorded as distributions to holders of CWGS, LLC common units in the accompanying Consolidated Statements of Stockholders’ Equity and Consolidated Statements of Cash Flows. The payment of these cash distributions by CWGS, LLC to CWH are within the consolidated group and, therefore, are not included in the distributions to holders of CWGS LLC common units in the accompanying Consolidated Statements of Stockholders’ Equity and Consolidated Statements of Cash Flows.

Common Stock Economic and Voting Rights

Each share of the Company’s Class A common stock and Class B common stock entitles its holders to one vote per share on all matters presented to the Company’s stockholders generally; provided that, for as long as ML Acquisition Company, LLC, a Delaware limited liability company, indirectly owned by each of the Company’s former director, Stephen Adams, and the Company’s Chairman and Chief Executive Officer, Marcus Lemonis, and its permitted transferees of common units (collectively, the “ML Related Parties”), directly or indirectly, beneficially own in the aggregate 27.5% or more of all of the outstanding common units of CWGS, LLC, the shares of Class B common stock held by the ML Related Parties will entitle the ML Related Parties to the number of votes necessary such that the ML Related Parties, in the aggregate, cast 47% of the total votes eligible to be cast by all of the Company’s stockholders on all matters presented to a vote of the Company’s stockholders generally. Additionally, the one share of Class C common stock entitles its holder to the number of votes necessary such that the holder casts 5% of the total votes eligible to be cast by all of the Company’s stockholders on all matters presented to a vote of the Company’s stockholders generally. The one share of Class C common stock is owned by ML RV Group, LLC, a Delaware limited liability company, wholly-owned by the Company’s Chairman and Chief Executive Officer, Marcus Lemonis.

Holders of the Company’s Class B and Class C common stock are not entitled to receive dividends and will not be entitled to receive any distributions upon the liquidation, dissolution or winding up of the Company. Shares of Class B common stock may only be issued to the extent necessary to maintain the one-to-one ratio between the number of common units of CWGS, LLC held by funds controlled by Crestview Partners II GP, L.P. and the ML Related Parties (the “Class B Common Owners”) and the number of shares of Class B common stock held by the Class B Common Owners. Shares of Class B common stock are transferable only together with an equal number of common units of CWGS, LLC. Only permitted transferees of common units held by the Class B Common Owners will be permitted transferees of Class B common stock. Shares of Class B common stock will be canceled on a one-for-one basis upon the redemption of any of the outstanding common units of CWGS, LLC held by the Class B Common Owners. Upon the occurrence of certain change in control events, the Class C common stock would no longer have any voting rights, such share of the Company’s Class C common stock will be cancelled for no consideration and will be retired, and the Company will not reissue such share of Class C common stock.

The Company must, at all times, maintain a one-to-one ratio between the number of outstanding shares of Class A common stock and the number of common units of CWGS, LLC owned by CWH (subject to certain exceptions for treasury shares and shares underlying certain convertible or exchangeable securities).

Short-Swing Profit Disgorgement

In November 2022, the Company received approximately $58,000 from short-swing profit disgorgement remitted by Marcus A. Lemonis, Chairman and Chief Executive Officer of the Company, which is included as an increase to additional paid-in capital in the consolidated statement of stockholders’ equity and as a financing activity in the consolidated statement of cash flows.

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

During the years ended December 31, 2022 and 2021, the Company repurchased 2,592,524 and 3,988,881 shares of Class A common stock, respectively, under this program for approximately $79.8 million and $156.3 million, respectively, including commissions paid, at a weighted average price per share of $30.76 and $39.17, respectively, which is recorded as treasury stock on the accompanying consolidated balance sheets. Class A common stock held as treasury stock is not considered outstanding. During the years ended December 31, 2022 and 2021, the Company reissued 852,508 and 1,171,197 shares of Class A common stock, respectively, from treasury stock to settle the exercises of stock options, vesting of restricted stock units, and settlement of other equity-based awards under the Company’s 2016 Incentive Award Plan (the “2016 Plan”) (see Note 20 — Equity-Based Compensation Plans). As of December 31, 2022, the remaining approved amount for repurchases of Class A common stock under the share repurchase program was approximately $120.2 million.

As described in Note 11 — Income Taxes, the IRA imposes a 1% excise tax on corporate stock repurchases in tax years beginning after December 31, 2022 with certain exclusions for (a) repurchased shares for withholding taxes on vested RSUs and (b) treasury shares reissued in the same tax year for settlement of stock option exercises or vesting of RSUs.

19. Non-Controlling Interests

As described in Note 18 — Stockholders’ Equity, CWH is the sole managing member of CWGS, LLC and, as a result, consolidates the financial results of CWGS, LLC. The Company reports a non-controlling interest representing the common units of CWGS, LLC held by Continuing Equity Owners. Changes in CWH’s ownership interest in CWGS, LLC while CWH retains its controlling interest in CWGS, LLC will be accounted for as equity transactions. As such, future redemptions of common units of CWGS, LLC by the Continuing Equity Owners will result in a change in ownership and reduce or increase the amount recorded as non-controlling interest and increase or decrease additional paid-in capital when CWGS, LLC has positive or negative net assets, respectively. At the end of each period, the Company will record a non-controlling interest adjustment to additional paid-in capital such that the non-controlling interest on the accompanying consolidated balance sheet is equal to the non-controlling interest’s ownership share of the underlying CWGS, LLC net assets (see the consolidated statement of stockholders’ equity).

The following table summarizes the CWGS, LLC common unit ownership by CWH and the Continuing Equity Owners:

	As of December 31, 2022		As of December 31, 2021
	Common Units	Ownership %	Common Units	Ownership %
CWH	42,440,940	50.2%	44,130,956	51.2%
Continuing Equity Owners	42,044,536	49.8%	42,094,536	48.8%
Total	84,485,476	100.0%	86,225,492	100.0%

During the years ended December 31, 2022 and 2021, CWGS Holding, LLC, a wholly owned subsidiary of ML Acquisition Company, LLC, which is indirectly owned by each of Stephen Adams, a former member of the Company’s Board of Directors, and Marcus Lemonis, the Company’s Chairman and Chief Executive Officer gifted 2,000,000 and 540,699 common units of CWGS, LLC, respectively, in total to a college and hospital in 2022 (“2022 Common Unit Giftees”) and in total to a high school, university, and a charitable organization in 2021 (“2021 Common Unit Giftees”), which resulted in the corresponding 2,000,000 and 540,699 shares of Class B common stock, respectively, being transferred to the 2022 Common Unit Giftees and 2021 Common Unit Giftees, respectively. On January 1, 2023, the 2022 Common Unit Giftees redeemed the 2,000,000 common units of CWGS, LLC for 2,000,000 shares of the Company’s Class A common stock, which also resulted in the cancellation of 2,000,000 shares of the Company’s Class B common stock that had been transferred to the 2022 Common Unit Giftees with no additional consideration provided. During December 2021, on the day following each of the gifts, the 2021 Common Unit Giftees redeemed the 540,699 common units of CWGS, LLC for 540,699 shares of the Company’s Class A common stock, which also resulted in the cancellation of 540,699 shares of the Company’s Class B common stock that had been transferred to the 2021 Common Unit Giftees with no additional consideration provided.

During the years ended December 31, 2021 and 2020, the funds controlled by Crestview Partners II GP, L.P. redeemed 4.0 million and 4.7 million common units of CWGS, LLC, respectively, for 4.0 million and 4.7 million shares of the Company’s Class A common stock, respectively, which also resulted in the cancellation of 4.0 million and 4.7 million shares of the Company’s Class B common stock, respectively, that was previously held by the funds controlled by Crestview Partners II GP, L.P. with no additional consideration provided.

The following table summarizes the effects of changes in ownership in CWGS, LLC on the Company’s equity:

	Year Ended December 31,
($ in thousands)	2022	2021	2020
Net income attributable to Camping World Holdings, Inc.	$136,947	$278,461	$122,345
Transfers to non-controlling interests:
Decrease in additional paid-in capital as a result of the purchase of common units from CWGS, LLC with proceeds from the exercise of stock options	(245)	(2,017)	(2,602)
Decrease in additional paid-in capital as a result of the vesting of restricted stock units	(35,831)	(28,493)	(6,398)
Increase (decrease) in additional paid-in capital as a result of repurchases of Class A common stock for withholding taxes on vested RSUs	2,371	(989)	(1,910)
Decrease in additional paid-in capital as a result of the stock award to employee	—	(15,551)	—
Decrease in additional paid-in capital as a result of repurchases of Class A common stock for withholding taxes on stock award to employee	—	(160)	—
Increase in additional paid-in capital as a result of repurchases of Class A common stock for treasury stock	27,561	74,487	11,616
Increase in additional paid-in capital as a result of the redemption of common units of CWGS, LLC	424	15,685	25,565
Change from net income attributable to Camping World Holdings, Inc. and transfers to non-controlling interests	$131,227	$321,423	$148,616

20. Equity-Based Compensation Plans

The following table summarizes the equity-based compensation that has been included in the following line items within the consolidated statements of operations during:

	Year Ended December 31,
($ in thousands)	2022	2021	2020
Equity-based compensation expense:
Costs applicable to revenue	$689	$762	$903
Selling, general, and administrative	33,158	47,174	19,758
Total equity-based compensation expense	$33,847	$47,936	$20,661
Total income tax benefit recognized related to equity-based compensation	$3,809	$5,982	$2,176

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

The Company did not grant any stock options during the years ended December 31, 2022, 2021 and 2020. A summary of stock option activity for the year ended December 31, 2022 is as follows:

				Weighted Average
			Aggregate	Remaining
	Stock Options	Weighted Average	Intrinsic Value	Contractual Life
	(in thousands)	Exercise Price	(in thousands)	(years)
Outstanding at December 31, 2021	272	$21.93
Exercised	(25)	$22.00
Forfeited	(9)	$22.00
Outstanding and exercisable at December 31, 2022	238	$21.92	$96	3.7

At December 31, 2022, all stock options were fully vested. The intrinsic value of stock options exercised was $0.2 million, $3.5 million and $2.3 million for the years ended December 31, 2022, 2021 and 2020, respectively. The actual tax benefit for the tax deductions from the exercise of stock options was not significant, $0.6 million and $0.3 million for the years ended December 31, 2022, 2021 and 2020, respectively.

A summary of restricted stock unit activity for the year ended December 31, 2022 is as follows:

	Restricted	Weighted Average
	Stock Units	Grant Date
	(in thousands)	Fair Value
Outstanding at December 31, 2021	4,177	$32.54
Granted	228	$23.12
Vested	(1,211)	$30.87
Forfeited	(645)	$34.32
Outstanding at December 31, 2022	2,549	$32.08

The weighted-average grant date fair value of restricted stock units granted during the years ended December 31, 2022, 2021 and 2020 was $23.12, $35.31, and $32.54, respectively. At December 31, 2022, the intrinsic value of unvested restricted stock units was $56.9 million. At December 31, 2022, total unrecognized compensation cost related to unvested restricted stock units was $73.8 million and is expected to be recognized over a weighted-average period of 3.2 years.

The fair value of restricted stock units that vested during the years ended December 31, 2022, 2021 and 2020 was $35.1 million, $38.7 million, and $16.7 million, respectively. The actual tax benefit for the tax deductions from the vesting of restricted stock units was $4.9 million, $5.6 million, and $2.1 million for the years ended December 31, 2022, 2021, and 2020, respectively. A portion of the actual tax benefit for tax deductions from the vesting of restricted stock units relating to the year ended December 31, 2022 was subject to limitations on deductibility of executive compensation. The restricted stock units that vested were typically net share settled such that the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld were based on the value of the restricted stock units on their respective vesting dates as determined by the Company’s closing stock price. Total payments for the employees’ tax obligations to taxing authorities are reflected as a financing activity within the Consolidated Statements of Cash Flows. These net share settlements had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company.

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

In June 2020, the Company entered into a consulting agreement with Melvin Flanigan that became effective after his resignation as the Company’s Chief Financial Officer and Secretary on June 30, 2020. Prior to Mr. Flanigan’s resignation from his employment with the Company, he was previously granted awards of (a) 62,500 restricted stock units (“RSU”) on January 21, 2019 (the “First Award”), and (b) 60,000 RSUs on November 12, 2019 (the “Second Award”) pursuant to the Company’s 2016 Plan. The consulting agreement provided, among other things, that (i) the remaining unvested 41,667 RSUs held by Mr. Flanigan pursuant to the First Award would vest on January 1, 2021, provided that the consulting agreement had not been terminated prior to December 31, 2020, and (ii) 20,000 unvested RSUs held by Mr. Flanigan pursuant to the Second Award that were scheduled to vest on November 15, 2020 would vest on such date, provided that the Consulting Agreement had not been terminated prior to such date. This modification resulted in an incremental equity-based compensation charge of $1.3 million relating to the modified RSUs, which was recorded between June 2020 and December 31, 2020.

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

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

	Year Ended December 31,
(In thousands except per share amounts)	2022	2021	2020
Numerator:
Net income	$351,031	$642,075	$344,215
Less: net income attributable to non-controlling interests	(214,084)	(363,614)	(221,870)
Net income attributable to Camping World Holdings, Inc. — basic	136,947	278,461	122,345
Add: reallocation of net income attributable to non-controlling interests from the assumed dilutive effect of stock options and RSUs	938	—	1,304
Add: reallocation of net income attributable to non-controlling interests from the assumed redemption of common units of CWGS, LLC for Class A common stock	—	266,381	—
Net income attributable to Camping World Holdings, Inc. — diluted	$137,885	$544,842	$123,649
Denominator:
Weighted-average shares of Class A common stock outstanding — basic	42,386	45,009	39,383
Dilutive options to purchase Class A common stock	56	150	79
Dilutive restricted stock units	412	1,165	547
Dilutive common units of CWGS, LLC that are convertible into Class A common stock	—	43,438	—
Weighted-average shares of Class A common stock outstanding — diluted	42,854	89,762	40,009

Earnings per share of Class A common stock — basic	$3.23	$6.19	$3.11
Earnings per share of Class A common stock — diluted	$3.22	$6.07	$3.09

Weighted-average anti-dilutive securities excluded from the computation of diluted earnings per share of Class A common stock:
Stock options to purchase Class A common stock	—	—	361
Restricted stock units	2,146	6	1,349
Common units of CWGS, LLC that are convertible into Class A common stock	42,045	—	49,916

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

Reportable segment revenue, segment income, floor plan interest expense, depreciation and amortization, other interest expense, net, total assets, and capital expenditures are as follows:

	Year Ended December 31, 2022
	Good Sam	RV and
	Services	Outdoor	Intersegment
($ in thousands)	and Plans	Retail	Eliminations	Total
Revenue:
Good Sam services and plans	$192,622	$—	$(494)	$192,128
New vehicles	—	3,234,016	(5,939)	3,228,077
Used vehicles	—	1,881,468	(3,867)	1,877,601
Products, service and other	—	1,000,170	(956)	999,214
Finance and insurance, net	—	641,087	(17,631)	623,456
Good Sam Club	—	46,537	—	46,537
Total consolidated revenue	$192,622	$6,803,278	$(28,887)	$6,967,013

	Year Ended December 31, 2021
	Good Sam	RV and
	Services	Outdoor	Intersegment
($ in thousands)	and Plans	Retail	Eliminations	Total
Revenue:
Good Sam services and plans	$180,926	$—	$(204)	$180,722
New vehicles	—	3,306,002	(6,548)	3,299,454
Used vehicles	—	1,689,855	(3,638)	1,686,217
Products, service and other	—	1,102,407	(1,465)	1,100,942
Finance and insurance, net	—	613,086	(14,611)	598,475
Good Sam Club	—	47,944	—	47,944
Total consolidated revenue	$180,926	$6,759,294	$(26,466)	$6,913,754

	Year Ended December 31, 2020
	Good Sam	RV and
	Services	Outdoor	Intersegment
($ in thousands)	and Plans	Retail	Eliminations	Total
Revenue:
Good Sam services and plans	$182,758	$—	$(1,781)	$180,977
New vehicles	—	2,829,296	(5,985)	2,823,311
Used vehicles	—	987,389	(2,536)	984,853
Products, service and other	—	950,247	(1,357)	948,890
Finance and insurance, net	—	474,196	(9,935)	464,261
Good Sam Club	—	44,299	—	44,299
Total consolidated revenue	$182,758	$5,285,427	$(21,594)	$5,446,591

	Year Ended December 31,
($ in thousands)	2022	2021	2020
Segment income:(1)
Good Sam Services and Plans	$90,857	$74,765	$88,288
RV and Outdoor Retail	528,564	798,846	429,950
Total segment income	619,421	873,611	518,238
Corporate & other	(12,619)	(9,679)	(9,751)
Depreciation and amortization	(80,304)	(66,418)	(51,981)
Other interest expense, net	(75,745)	(46,912)	(54,689)
Tax Receivable Agreement liability adjustment	114	(2,813)	141
Loss and expense on debt restructure	—	(13,468)	—
Other expense, net	(752)	(122)	—
Income before income taxes	$450,115	$734,199	$401,958

(1)	Segment income is defined as income from operations before depreciation and amortization plus floor plan interest expense.

	Year Ended December 31,
($ in thousands)	2022	2021	2020
Depreciation and amortization:
Good Sam Services and Plans	$3,353	$3,009	$3,474
RV and Outdoor Retail	76,951	63,409	48,507
Total depreciation and amortization	$80,304	$66,418	$51,981

	Year Ended December 31,
($ in thousands)	2022	2021	2020
Other interest expense, net:
Good Sam Services and Plans	$57	$(3)	$5
RV and Outdoor Retail	14,802	7,759	8,081
Subtotal	14,859	7,756	8,086
Corporate & other	60,886	39,156	46,603
Total other interest expense, net	$75,745	$46,912	$54,689

	As of December 31,
($ in thousands)	2022	2021
Assets:
Good Sam Services and Plans	$130,841	$158,988
RV and Outdoor Retail	4,448,354	3,849,217
Subtotal	4,579,195	4,008,205
Corporate & other	220,952	364,724
Total assets	$4,800,147	$4,372,929

	Year Ended December 31,
($ in thousands)	2022	2021	2020
Capital expenditures:
Good Sam Services and Plans	$5,099	$1,856	$2,553
RV and Outdoor Retail	205,491	246,084	82,243
Subtotal	210,590	247,940	84,796
Corporate and other	2	(129)	127
Total capital expenditures	$210,592	$247,811	$84,923

(1)

Schedule I: Condensed Financial Information of Registrant

Camping World Holdings, Inc.

Condensed Balance Sheets

(Parent Company Only)

(In Thousands Except Share Amounts)

	December 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$70,262	$70,998
Prepaid income taxes and other	5,577	6,677
Total current assets	75,839	77,675

Deferred tax asset	141,807	183,272
Investment in subsidiaries	100,800	79,505
Total assets	$318,446	$340,452

Liabilities and stockholders' equity
Current liabilities:
Current portion of liabilities under Tax Receivable Agreement	10,873	11,322
Total current liabilities	10,873	11,322

Liabilities under Tax Receivable Agreement, net of current portion	159,743	171,073
Total liabilities	170,616	182,395

Commitments and contingencies

Stockholders' equity:
Preferred stock, par value $0.01 per share – 20,000,000 shares authorized; none issued and outstanding as of December 31, 2022 and 2021	—	—
Class A common stock, par value $0.01 per share – 250,000,000 shares authorized; 47,571,087 issued and 42,440,940 outstanding as of December 31, 2022 and 47,805,259 issued and 44,130,956 outstanding as of December 31, 2021	476	475
Class B common stock, par value $0.0001 per share – 75,000,000 shares authorized; 41,466,964 issued and outstanding as of December 31, 2022; 69,066,445 issued and 41,466,964 outstanding as of December 31, 2021	4	4
Class C common stock, par value $0.0001 per share – one share authorized, issued and outstanding as of December 31, 2022 and 2021	—	—
Additional paid-in capital	106,051	98,113
Treasury stock, at cost; 5,130,147 and 3,390,131 shares as of December 31, 2022 and 2021, respectively	(179,732)	(130,006)
Retained earnings	221,031	189,471
Total stockholders' equity	147,830	158,057
Total liabilities and stockholders' equity	$318,446	$340,452

See accompanying Notes to Condensed Financial Information

Schedule I: Condensed Financial Information of Registrant (continued)

Camping World Holdings, Inc.

Condensed Statements of Operations

(Parent Company Only)

(In Thousands)

	Year Ended December 31,
	2022	2021	2020
Revenue:
Intercompany revenue	$10,069	$9,551	$9,660
Total revenue	10,069	9,551	9,660

Operating expenses:
Selling, general, and administrative	10,069	9,551	9,660
Total operating expenses	10,069	9,551	9,660

Income from operations	—	—	—

Interest income, net	477	46	103
Tax Receivable Agreement liability adjustment	114	(2,813)	141
Other income, net	139	402	—
Equity in net income of subsidiaries	215,271	378,657	173,618

Income before income taxes	216,001	376,292	173,862
Income tax expense	(79,054)	(97,831)	(51,517)
Net income	$136,947	$278,461	$122,345

See accompanying Notes to Condensed Financial Information

Schedule I: Condensed Financial Information of Registrant (continued)

Camping World Holdings, Inc.

Condensed Statements of Cash Flows

(Parent Company Only)

(In Thousands)

	For the Year Ended December 31,
	2022	2021	2020
Operating activities
Net income	$136,947	$278,461	$122,345

Adjustments to reconcile net income to net cash used in operating activities:
Equity in net income of subsidiaries	(215,271)	(378,657)	(173,618)
Deferred tax expense	28,672	8,210	6,534
Tax Receivable Agreement liability adjustment	(114)	2,813	(141)
Change in assets and liabilities, net of acquisitions:
Prepaid income taxes and other assets	2,914	(57)	(2,685)
Payment pursuant to Tax Receivable Agreement	(11,322)	(8,089)	(6,563)
Net cash used in operating activities	(58,174)	(97,319)	(54,128)

Investing activities
Purchases of LLC Interest from CWGS, LLC	(541)	(4,111)	(4,635)
Return of LLC Interest to CWGS, LLC for funding of treasury stock purchases	79,757	156,256	21,522
Distributions received from CWGS, LLC	162,767	198,138	107,517
Net cash provided by investing activities	241,983	350,283	124,404

Financing activities
Dividends paid to Class A common stockholders	(105,387)	(67,176)	(61,025)
Proceeds from exercise of stock options	541	4,111	4,635
Repurchases of Class A common stock to treasury	(79,757)	(156,256)	(21,522)
Disgorgement of short-swing profits by Section 16 officer	58	—	—
Net cash used in financing activities	(184,545)	(219,321)	(77,912)

(Decrease) increase in cash and cash equivalents	(736)	33,643	(7,636)
Cash and cash equivalents at beginning of year	70,998	37,355	44,991
Cash and cash equivalents at end of the year	$70,262	$70,998	$37,355

See accompanying Notes to Condensed Financial Information

Schedule I: Condensed Financial Information of Registrant (continued)

Camping World Holdings, Inc.

Notes to Condensed Financial Information

(Parent Company Only)

December 31, 2022

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

Certain intercompany balances presented in these condensed Parent Company financial statements are eliminated in the consolidated financial statements. For the years ended December 31, 2022, 2021, and 2020, the full amounts of intercompany revenue and equity in net income of subsidiaries in the accompanying Parent Company Statements of Operations were eliminated in consolidation. No intercompany receivable was owed to the Parent Company by CWGS, LLC at December 31, 2022 and 2021. Related party amounts that were not eliminated in the consolidated financial statements include the Parent Company's liabilities under the tax receivable agreement, which totaled $170.6 million and $182.4 million as of December 31, 2022 and 2021, respectively.

3. Commitments and Contingencies

The Parent Company is party to a tax receivable agreement with certain holders of common units in CWGS, LLC (the "Continuing Equity Owners") that provides for the payment by the Parent Company to the Continuing Equity Owners of 85% of the amount of any tax benefits that the Parent Company actually realizes, or in some cases are deemed to realize, as a result of certain transactions. See Note 11 to the consolidated financial statements for more information regarding the Parent Company's tax receivable agreement. As described in Note 11 to the consolidated financial statements, amounts payable under the tax receivable agreement are contingent upon, among other things, (i) generation of future taxable income of Camping World Holdings, Inc. over the term of the tax receivable agreement and (ii) future changes in tax laws. As of December 31, 2022 and 2021, liabilities under the tax receivable agreement totaled $170.6 million and $182.4 million, respectively.

See Note 13 to the consolidated financial statements for information regarding pending and threatened litigation and Note 1 to the consolidated financial statements for information about the February 2022 cybersecurity incident. Pursuant to the LLC Agreement, the Parent Company receives reimbursements for all costs associated with being a public company, which includes costs of litigation and cybersecurity incidents.

4. Income Taxes

CWGS, LLC completed the steps necessary to convert Camping World, Inc. (“CW”) and certain of its subsidiaries from Subchapter C Corporations to limited liability companies (“LLCs”) with an effective date of January 2, 2023 (the “LLC Conversion”). All required filings for conversion to LLC were made by December 31, 2022. Accordingly, the effect of the LLC Conversion was recorded during the year ended December 31, 2022, as the filings were perfunctory pursuant to the rules prescribed under ASC 740, Income Taxes. Beginning with the year ending December 31, 2023, the operating losses of CW and its subsidiaries will offset taxable income generated by CWGS, LLC’s other LLC businesses. As a result, both income tax expense recognized by the Parent Company and the amount of required tax distributions paid to holders of common units in CWGS, LLC, under the CWGS LLC Agreement, will decrease. The LLC Conversion will allow CWGS, LLC to more easily integrate its retail and dealership operations and more seamlessly share resources within the RV and Outdoor Retail segment, while providing an expected future cash flow benefit for the operating companies.

During the year ended December 31, 2022, the above LLC Conversion resulted in additional income tax expense for the Parent Company of $13.3 million.

5. Stock Repurchase Program

During the year ended December 31, 2022 and 2021, the Parent Company repurchased 2,592,524 and 3,988,881 shares of Class A common stock, respectively, under this program for approximately $79.8 million and $156.3 million, respectively, including commissions paid, at a weighted average price per share of $30.76 and $39.17, respectively, which is recorded as treasury stock on the Parent Company’s balance sheet. During the years ended December 31, 2022 and 2021, the $79.8 million and $156.3 million, respectively, was concurrently funded by CWGS, LLC in exchange for the return of 2,592,524 and 3,988,881 common units in CWGS, LLC, respectively, which reduced the Parent Company’s ownership interest in CWGS, LLC. Class A common stock held as treasury stock is not considered outstanding. During the years ended December 31, 2022 and 2021, the Parent Company reissued 852,508 and 1,171,197 shares of Class A common stock, respectively, from treasury stock to settle the exercises of stock options, vesting of restricted stock units, and settlement of other equity-based awards under the Parent Company’s 2016 Plan. As of December 31, 2022, the remaining approved amount for repurchases of Class A common stock under the share repurchase program was approximately $120.2 million.

6. Statements of Cash Flows

Supplemental disclosures of cash flow information are as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cash paid during the period for:
Interest	$—	$—	$—
Income taxes	47,601	87,588	47,668
Non-cash financing activities:
Par value of Class A common stock issued for redemption of common units in CWGS, LLC	1	47	48
Par value of Class A common stock issued for vested restricted stock units	—	—	3
Cost of treasury stock issued for vested restricted stock units	42,640	34,756	8,556
Cost of treasury stock issued for stock award to employee	—	19,586	—

Schedule II: Valuation and Qualifying Accounts

	Balance at	Additions	Charged	Charges	Balance
	Beginning	Charged to	to Other	Utilized	at End
(In Thousands)	of Period	Expense(1)	Accounts(2)	(Write-offs)	of Period
Accounts receivable allowance(3):
Year ended December 31, 2022	$4,711	$675	$297	$(1,461)	$4,222
Year ended December 31, 2021	3,393	$1,568	$74	$(324)	$4,711
Year ended December 31, 2020	3,717	1,068	(142)	(1,250)	3,393

(1)	Additions to allowance for doubtful accounts are charged to expense.
(2)	Additions to returns allowances are credited against revenue.
(3)	Accounts receivable allowance includes the allowance for doubtful accounts and the allowance for returns.

	Balance at	Additions	Charged	Charges	Balance
	Beginning	Charged to	to Other	Utilized	at End
(In Thousands)	of Period	Expense	Accounts	(Write-offs)	of Period
Noncurrent other assets allowance:
Year ended December 31, 2022	$42	$(5)	$—	$—	$37
Year ended December 31, 2021	—	42	—	—	42
Year ended December 31, 2020	2,753	—	—	(2,753)	—

		Tax Valuation	Tax Valuation
		Allowance	Allowance
	Balance at	Charged to	Credited to	Charged	Balance
	Beginning	Income Tax	Income Tax	to Other	at End
(In Thousands)	of Period	Provision	Provision	Accounts(1)	of Period
Valuation allowance for deferred tax assets:
Year ended December 31, 2022	$312,088	$—	$(164,257)	$7,145	$154,976
Year ended December 31, 2021	295,946	—	(2,234)	18,376	312,088
Year ended December 31, 2020	266,452	19,058	—	10,436	295,946
(1)	Amounts charged to additional paid-in capital relating to the outside basis in the investment in CWGS, LLC.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the "Exchange Act,") as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2022.

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

Our management has excluded from its assessment of internal control over financial reporting at December 31, 2022 the internal control over financial reporting of several of our recently acquired businesses in 2022, comprised of nine dealerships (the “Excluded Acquisitions”). The Excluded Acquisitions constituted $74.3 million and $9.9 million of total assets and net assets, respectively, as of December 31, 2022, and $42.5 million and $2.3 million of revenues and pre-tax loss, respectively, for the year then ended.

Based on our assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

Our internal control over financial reporting as of December 31, 2022, has been audited by Deloitte & Touche LLP, the independent registered public accounting firm who has also audited our consolidated financial statements, as stated in their report which is included on page 142.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2022, we completed the process of incorporating the internal controls for the businesses we acquired in 2021, comprised of nine dealerships (the “2021 Excluded Acquisitions”), into our internal control over financial reporting and extending our Section 404 compliance program under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations under such Act to include the 2021 Excluded Acquisitions.

Except as otherwise described above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control performed during the fiscal quarter ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Camping World Holdings, Inc. and subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Camping World Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 23, 2023, expressed an unqualified opinion on those financial statements.

As described in Management's Annual Report on Internal Control over Financial Reporting in Item 9A, management excluded from its assessment the internal control over financial reporting at the Company's recently acquired businesses in 2022, comprised of nine dealerships (the "Excluded Acquisitions"). The Excluded Acquisitions constituted $74.3 million and $9.9 million of total assets and net assets, respectively, as of December 31, 2022. They represented $42.5 million of revenue and decreased pre-tax income by $2.3 million for the year ended December 31, 2022.

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

February 23, 2023

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

The information concerning our executive officers and directors in response to this item is contained above in part under the caption “Information About Our Executive Officers and Directors” at the end of Part I of this Form 10-K. Other Information required by this item will be included under the captions “Proposal 1: Election of Directors”, “Corporate Governance”, “Committees of the Board”, and, if applicable, “Delinquent Section 16(a) Reports” in our Proxy Statement for our 2023 Annual Meeting of Stockholders and, upon filing, is incorporated herein by reference.

ITEM 11. Executive Compensation

The information required by this item will be included under the captions “Executive Compensation”, ”Director Compensation”, “Compensation Committee Report”, and “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement for our 2023 Annual Meeting of Stockholders and, upon filing, is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information about our compensation plans under which our Class A common stock is authorized for issuance, as of December 31, 2022:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuances under equity compensation plans
Equity compensation plans approved by security holders(1)	2,786,847	$21.92	7,290,505
Equity compensation plans not approved by security holders	—	—	—
Total	2,786,847	$21.92	7,290,505

(1)	Includes awards granted and available to be granted under our 2016 Plan.

Other information required by this item with respect to security ownership of certain beneficial owners and management will be included under the caption “Security Ownership of Certain Beneficial Owners and

Management” and “Equity Compensation Plan Information” in our Proxy Statement for our 2023 Annual Meeting of Stockholders and, upon filing, is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included under the captions “Certain Relationships and Related Person Transactions” and “Corporate Governance—Director Independence” in our Proxy Statement for our 2023 Annual Meeting of Stockholders and, upon filing, is incorporated herein by reference.

ITEM 14. Principal Accountant Fees and Services

The information required by this item will be included under the caption “Independent Registered Public Accounting Firm Fees and Other Matters” in our Proxy Statement for our 2023 Annual Meeting of Stockholders and, upon filing, is incorporated herein by reference.

PART IV

ITEM 15. Exhibits, Financial Statements and Schedules

(a)(1) Financial Statements.

See the table of contents under “Item 8. Financial Statements and Supplementary Data” in Part II of this Form 10-K above for the list of financial statements filed as part of this report.

(a)(2) Financial Statement Schedules.

Schedule I: Condensed Financial Information of Registrant	134
Schedule II: Valuation and Qualifying Accounts	139

All other schedules have been omitted because they are not required or because the required information is given in the Consolidated Financial Statements or Notes thereto set forth above under “Item 8. Financial Statements and Supplementary Data” in Part II of this Form 10-K, beginning on page 85.

(a)(3) Exhibits.

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Camping World Holdings, Inc.	10-Q	001-37908	3.1	11/10/16
3.2	Amended and Restated Bylaws of Camping World Holdings, Inc.	10-Q	001-37908	3.2	11/10/16
4.1	Specimen Stock Certificate evidencing the shares of Class A common stock	S-1/A	333-211977	4.1	9/13/16
4.2	Description of Capital Stock	10-K	001-37908	4.2	2/28/20
10.1	Tax Receivable Agreement, dated October 6, 2016	10-K	001-37908	10.1	3/13/17
10.2	Voting Agreement, dated October 6, 2016	10-K	001-37908	10.2	3/13/17
10.3	Amended and Restated LLC Agreement of CWGS Enterprises, LLC, dated October 6, 2016	10-K	001-37908	10.3	3/13/17
10.4	Registration Rights Agreement, dated October 6, 2016	10-K	001-37908	10.4	3/13/17
10.5	Eighth Amended and Restated Credit Agreement, dated September 30, 2021, among FreedomRoads, LLC, as the company and a borrower, certain subsidiaries of FreedomRoads, LLC, as subsidiary borrowers, Bank of America, N.A., as administrative agent and letter of credit issuer, and the other lenders party thereto	8-K	001-37908	10.1	10/6/21

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.6	Credit Agreement, dated June 3, 2021, by and among CWGS Enterprises, LLC, as holdings, CWGS Group, LLC, as borrower, the lenders party thereto and Goldman Sachs Bank USA, as administrative agent	8-K	001-37908	10.1	6/8/21
10.7	Amendment No. 1 to Credit Agreement, dated December 20, 2021, by and among CWGS Enterprises, LLC, as holdings, CWGS Group, LLC, as borrower, the lenders party thereto and Goldman Sachs Bank USA, as administrative agent	8-K	001-37908	10.1	12/23/21
10.8	Credit Agreement, dated as of October 27, 2022, by and among certain subsidiaries of FRHP Lincolnshire, LLC, as Holdings, certain subsidiaries of Holdings, as Borrowers, CWGS Group, LLC as Guarantor, Manufacturers and Traders Trust Company, as Administrative Agent, and the Financial Institutions Party thereto, as Lenders	10-Q	001-37908	10.1	11/2/22
#10.9	Camping World Holdings, Inc. 2016 Incentive Award Plan	S-8	333-214040	4.4	10/11/16
#10.10	Camping World Holdings, Inc. Non-Employee Director Compensation Policy	10-Q	001-37908	10.1	5/4/22
#10.11	Camping World Holdings, Inc. Director Stock Ownership Policy	10-K	001-37908	10.21	3/13/17
#10.12	Camping World Holdings, Inc. Executive Stock Ownership Policy	10-K	001-37908	10.22	3/13/17
#10.13	Form of Employee Stock Option Agreement	S-1/A	333-211977	10.28	9/20/16
#10.14	Form of Employee Restricted Stock Unit Agreement	10-Q	001-37908	10.2	8/10/17
#10.15	Form of Director Restricted Stock Unit Agreement	10-Q	001-37908	10.3	8/10/17
#10.16	Form of Indemnification Agreement	S-1/A	333-211977	10.31	9/26/16
#10.17	Employment Agreement, dated June 10, 2016, by and between CWGS Enterprises, LLC, Camping World Holdings, Inc. and Marcus A. Lemonis	S-1/A	333-211977	10.12	9/20/16
#10.18	Employment Agreement between Camping World Holdings, Inc. and Brent L. Moody, dated May 3, 2021	10-Q	001-37908	10.1	5/5/21
#10.19	Employment Agreement with Karin L. Bell, dated July 1, 2020	10-Q	001-37908	10.2	8/6/20

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
#10.20	First Amendment to Employment Agreement with Karin L. Bell, dated June 1, 2022	10-Q	001-37908	10.1	8/3/22
#10.21	Employment Agreement, effective as of January 1, 2023 between Camping World Holdings, Inc., CWGS Enterprises, LLC and Matthew Wagner.					*
#10.22	Transition Agreement, by and between CWGS Enterprises, LLC and Tamara Ward dated January 1, 2023	8-K	001-37908	10.1	1/17/23
21.1	List of Subsidiaries of Camping World Holdings, Inc.					*
23.1	Consent of Independent Registered Public Accounting Firm					*
24.1	Power of Attorney					*
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer					*
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer					*
32.1	Section 1350 Certification of Chief Executive Officer					**
32.2	Section 1350 Certification of Chief Financial Officer					**
101.INS	Inline XBRL Instance Document – the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document					***
101.SCH	Inline XBRL Taxonomy Extension Schema Document					***
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					***
101.DEF	Inline XBRL Extension Definition Linkbase Document					***
101.LAB	Inline XBRL Taxonomy Label Linkbase Document					***
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					***
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					***

*	Filed herewith
**	Furnished herewith

***	Submitted electronically herewith
#	Indicates management contract or compensatory plan

ITEM 16. Form 10-K Summary

None

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ch 5
Camping World Holdings, Inc.

Date: February 23, 2023	By:	/s/ MARCUS A. LEMONIS
Marcus A. Lemonis Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities set forth opposite to their names and on the dates indicated.

Signature		Title	Date

/s/ MARCUS A. LEMONIS		Chairman, Chief Executive Officer and Director (Principal Executive Officer)	February 23, 2023
Marcus A. Lemonis

/s/ KARIN L. BELL		Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 23, 2023
Karin L. Bell

*		Director
Andris A. Baltins

*		Director
Brian P. Cassidy

*		Director
Mary J. George

*		Director
Michael W. Malone

*		President, Camping World Holdings, Inc. and Director
Brent L. Moody

*		Director
K. Dillon Schickli

*By:	/s/ MARCUS A. LEMONIS		February 23, 2023
Marcus A. Lemonis Attorney-in-fact