Form 10-Q
period 2023-03-31
Camping World Holdings, Inc.
filed 2023-05-03
CIK 1669779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of April 28, 2023, the registrant had 44,466,636 shares of Class A common stock, 39,466,964 shares of Class B common stock and one share of Class C common stock outstanding.

Camping World Holdings, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended March 31, 2023

BASIS OF PRESENTATION

As used in this Quarterly Report on Form 10-Q (this “Form 10-Q”), unless the context otherwise requires, references to:

●	“we,” “us,” “our,” “CWH,” the “Company,” “Camping World” and similar references refer to Camping World Holdings, Inc., and, unless referenced as “CWH” or otherwise stated, all of its subsidiaries, including CWGS Enterprises, LLC, which we refer to as “CWGS, LLC” and, unless otherwise stated, all of its subsidiaries.
●	“Annual Report” refers to our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (“SEC”) on February 23, 2023.
●	“Continuing Equity Owners” refers collectively to ML Acquisition, funds controlled by Crestview Partners II GP, L.P. and the Former Profits Unit Holders and each of their permitted transferees that continue to own common units in CWGS, LLC after the initial public offering (“IPO”) of our stock and the related reorganization transactions (each as discussed in Note 1 — Summary of Significant Accounting Policies to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q) and who may redeem at each of their options their common units for, at our election (determined solely by our independent directors within the meaning of the rules of the New York Stock Exchange who are disinterested), cash or newly issued shares of our Class A common stock. Direct exchanges of common units in CWGS, LLC by the Continuing Equity Owners with CWH for Class A common stock are included in the reference to “redemptions” in relation to common units in CWGS, LLC.
●	“Crestview” refers to Crestview Advisors, L.L.C., a registered investment adviser to private equity funds, including funds affiliated with Crestview Partners II GP, L.P.
●	“CWGS LLC Agreement” refers to CWGS, LLC’s amended and restated limited liability company agreement, as amended.
●	“Former Profits Unit Holders” refers collectively to Brent L. Moody and Karin L. Bell, who are named executive officers; Andris A. Baltins and K. Dillon Schickli, who are members of our Board of Directors, and certain other current and former executive and non-executive employees and former directors, in each case, who held existing common units in CWGS, LLC pursuant to CWGS, LLC’s equity incentive plan that was in existence prior to our IPO and who received common units of CWGS, LLC in exchange for their profits units in connection with our IPO.
●	“ML Acquisition” refers to ML Acquisition Company, LLC, a Delaware limited liability company, indirectly owned by our Chairman and Chief Executive Officer, Marcus A. Lemonis.
●	“Tax Receivable Agreement” refers to the tax receivable agreement that the Company entered into with CWGS, LLC, each of the Continuing Equity Owners and Crestview Partners II GP, L.P. in connection with the Company’s IPO.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts contained in this Form 10-Q may be forward-looking statements. Statements regarding our future results of operations and financial position; the impact of the novel coronavirus (“COVID-19”) pandemic on our business, results of operations and financial position; the expected impact of the February 2022 Cybersecurity Incident (as defined below); the expected impact of inflation; business strategy and plans and objectives of management for future operations; the timeline for and benefits of our 2019 Strategic Shift (as defined below); expected new retail location openings and closures, including greenfield locations and acquired locations; our sources of liquidity and capital and any potential need for additional financing or refinancing, retirement or exchange of outstanding debt; our stock repurchase program; future capital expenditures and debt service obligations; expectations regarding industry trends and consumer behavior and growth; our ability to capture positive industry trends and pursue growth; expectations regarding our pending litigation, and our plans related to dividend payments, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘expects,’’ ‘‘plans,’’ ‘‘anticipates,’’ ‘‘could,’’ ‘‘intends,’’ ‘‘targets,’’ ‘‘projects,’’ ‘‘contemplates,’’ ‘‘believes,’’ ‘‘estimates,’’ ‘‘predicts,’’ ‘‘potential’’ or ‘‘continue’’ or the negative of these terms or other similar expressions. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including, but not limited to, the following:

●	general economic conditions in our markets, including inflation and interest rates, and ongoing economic and financial uncertainties;
●	the availability of financing to us and our customers;
●	fuel shortages, or high prices for fuel;
●	the well-being, as well as the continued popularity and reputation for quality, of our manufacturers;
●	trends in the RV industry;
●	changes in consumer preferences or our failure to gauge those preferences;
●	competition in the market for services, protection plans, products and resources targeting the RV lifestyle or RV enthusiast;
●	our expansion into new, unfamiliar markets, businesses, or product lines or categories, as well as delays in opening or acquiring new retail locations;
●	unforeseen expenses, difficulties, and delays frequently encountered in connection with expansion through acquisitions;
●	our failure to maintain the strength and value of our brands;
●	our ability to successfully order and manage our inventory to reflect consumer demand in a volatile market and anticipate changing consumer preferences and buying trends;
●	fluctuations in our same store revenue and whether such revenue will be a meaningful indicator of future performance;
●	the cyclical and seasonal nature of our business;

●	disruptions to or breaches of our or our third party providers’ information technology systems, including the February 2022 Cybersecurity Incident;
●	our ability to operate and expand our business and to respond to changing business and economic conditions, which depends on the availability of adequate capital;
●	the restrictive covenants imposed by our Senior Secured Credit Facilities and Floor Plan Facility;
●	risks related to the COVID-19 pandemic and related impacts on our business;
●	our ability to execute and achieve the expected benefits of our 2019 Strategic Shift or cost cutting or restructuring initiatives and costs and impairment charges incurred in connection with these initiatives may be materially higher than expected or anticipated;
●	our reliance on our fulfillment and distribution centers for our retail, RV furniture distribution, and e-commerce businesses;
●	the impact of ongoing class action lawsuits against us and certain of our officers and directors, as well as any potential future class action litigation;
●	natural disasters, whether or not caused by climate change, unusual weather conditions, epidemic outbreaks, terrorist acts and political events;
●	our dependence on our relationships with third party providers of services, protection plans, products and resources and a disruption of these relationships or of these providers’ operations;
●	any delays, new or increased tariffs, increased cost or quality control deficiencies in the importation of our products manufactured abroad;
●	whether third party lending institutions and insurance companies will continue to provide financing for RV purchases;
●	our ability to retain senior executives and attract and retain other qualified employees;
●	risks associated with leasing substantial amounts of space, including our inability to maintain the leases for our retail locations or locate alternative sites for our stores in our target markets and on terms that are acceptable to us;
●	our business being subject to numerous federal, state and local regulations;
●	changes in government policies and legislation;
●	our failure to comply with certain environmental regulations;
●	risks related to climate change and other environmental, social, and governance matters;
●	risks related to a failure in our e-commerce operations, security breaches and cybersecurity risks;
●	our inability to enforce our intellectual property rights and accusations of our infringement on the intellectual property rights of third parties;
●	our inability to maintain or upgrade our information technology systems or our inability to convert to alternate systems in an efficient and timely manner;

●	risk of product liability claims if people or property are harmed by the products we sell and other litigation risks;
●	risks related to our pending litigation;
●	risks associated with our private brand offerings;
●	possibility of future asset impairment charges for goodwill, intangible assets or other long-lived assets;
●	potential litigation relating to products we sell or sold;
●	Marcus Lemonis, through his beneficial ownership of our shares directly or indirectly held by ML Acquisition Company, LLC and ML RV Group, LLC, has substantial control over us including matters requiring approval by our stockholders;
●	the exemptions from certain corporate governance requirements that we qualify for, and rely on, due to the fact that we are a ‘‘controlled company’’ within the meaning of the New York Stock Exchange, or NYSE, listing requirements;
●	whether we are able to realize any tax benefits that may arise from our organizational structure and any redemptions of CWGS Enterprises, LLC common units for cash or stock;
●	other risks relating to our organizational structure and to ownership of shares of our Class A common stock; and
●	the other factors set forth under ‘‘Risk Factors’’ in Item 1A of Part I of our Annual Report, in Item 1A of Part II of this Form 10-Q, and in our other filings with the SEC.

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

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(In Thousands Except Per Share Amounts)

	March 31,	December 31,	March 31,
	2023	2022	2022
Assets
Current assets:
Cash and cash equivalents	$72,828	$130,131	$139,480
Contracts in transit	104,148	50,349	135,513
Accounts receivable, net	109,105	112,411	116,593
Inventories	1,980,106	2,123,858	2,152,400
Prepaid expenses and other assets	58,761	66,913	57,763
Assets held for sale	13,971	—	—
Total current assets	2,338,919	2,483,662	2,601,749

Property and equipment, net	751,287	758,281	636,500
Operating lease assets	729,958	742,306	748,893
Deferred tax assets, net	145,413	143,226	185,616
Intangible assets, net	15,381	20,945	21,450
Goodwill	622,545	622,423	506,954
Other assets	27,010	29,304	26,373
Total assets	$4,630,513	$4,800,147	$4,727,535
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$185,652	$127,691	$221,990
Accrued liabilities	172,428	147,833	224,995
Deferred revenues	94,166	95,695	92,747
Current portion of operating lease liabilities	61,421	61,745	63,490
Current portion of finance lease liabilities	5,590	10,244	10,393
Current portion of Tax Receivable Agreement liability	10,935	10,873	11,322
Current portion of long-term debt	26,969	25,229	15,825
Notes payable – floor plan, net	1,042,099	1,319,941	1,237,208
Other current liabilities	77,924	73,076	78,369
Liabilities related to assets held for sale	7,650	—	—
Total current liabilities	1,684,834	1,872,327	1,956,339

Operating lease liabilities, net of current portion	753,451	764,835	770,778
Finance lease liabilities, net of current portion	100,701	94,216	72,192
Tax Receivable Agreement liability, net of current portion	165,054	159,743	171,476
Revolving line of credit	20,885	20,885	20,885
Long-term debt, net of current portion	1,525,304	1,484,416	1,374,592
Deferred revenues	68,690	70,247	69,902
Other long-term liabilities	85,841	85,792	81,201
Total liabilities	4,404,760	4,552,461	4,517,365
Commitments and contingencies
Stockholders' equity:
Preferred stock, par value $0.01 per share – 20,000 shares authorized; none issued and outstanding	—	—	—
Class A common stock, par value $0.01 per share – 250,000 shares authorized; 49,571, 47,571, and 47,855 shares issued, respectively; 44,467, 42,441, and 41,688 shares outstanding, respectively	496	476	476
Class B common stock, par value $0.0001 per share – 75,000 shares authorized; 39,466, 41,466, and 69,066 shares issued, respectively; 39,466, 41,466, and 41,466 shares outstanding, respectively	4	4	4
Class C common stock, par value $0.0001 per share – 0.001 share authorized, issued and outstanding	—	—	—
Additional paid-in capital	114,017	106,051	126,071
Treasury stock, at cost; 5,104, 5,130, and 5,883 shares, respectively	(178,832)	(179,732)	(206,098)
Retained earnings	196,409	221,031	207,774
Total stockholders' equity attributable to Camping World Holdings, Inc.	132,094	147,830	128,227
Non-controlling interests	93,659	99,856	81,943
Total stockholders' equity	225,753	247,686	210,170
Total liabilities and stockholders' equity	$4,630,513	$4,800,147	$4,727,535

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(In Thousands Except Per Share Amounts)

	Three Months Ended
	March 31,
	2023	2022
Revenue:
Good Sam Services and Plans	$46,367	$44,559
RV and Outdoor Retail
New vehicles	646,752	834,959
Used vehicles	444,746	403,032
Products, service and other	207,661	214,973
Finance and insurance, net	129,772	153,378
Good Sam Club	11,582	11,495
Subtotal	1,440,513	1,617,837
Total revenue	1,486,880	1,662,396
Costs applicable to revenue (exclusive of depreciation and amortization shown separately below):
Good Sam Services and Plans	16,152	16,703
RV and Outdoor Retail
New vehicles	557,542	644,370
Used vehicles	341,947	302,825
Products, service and other	129,018	136,160
Good Sam Club	1,201	2,136
Subtotal	1,029,708	1,085,491
Total costs applicable to revenue	1,045,860	1,102,194
Operating expenses:
Selling, general, and administrative	365,726	385,315
Depreciation and amortization	14,637	25,535
Long-lived asset impairment	7,045	—
Lease termination	—	178
(Gain) loss on sale or disposal of assets	(4,987)	49
Total operating expenses	382,421	411,077
Income from operations	58,599	149,125
Other expense:
Floor plan interest expense	(20,810)	(6,266)
Other interest expense, net	(31,113)	(14,301)
Other expense, net	(1,500)	(223)
Total other expense	(53,423)	(20,790)
Income before income taxes	5,176	128,335
Income tax expense	(273)	(21,036)
Net income	4,903	107,299
Less: net income attributable to non-controlling interests	(1,734)	(62,569)
Net income attributable to Camping World Holdings, Inc.	$3,169	$44,730

Earnings per share of Class A common stock:
Basic	$0.07	$1.03
Diluted	$0.05	$1.02
Weighted average shares of Class A common stock outstanding:
Basic	44,455	43,553
Diluted	84,717	44,215

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Stockholders' Equity

(In Thousands)

							Additional				Non-
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Paid-In	Treasury Stock		Retained	Controlling
	Shares	Amounts	Shares	Amounts	Shares	Amounts	Capital	Shares	Amounts	Earnings	Interest	Total
Balance at December 31, 2022	47,571	$476	41,466	$4	—	$—	$106,051	(5,130)	$(179,732)	$221,031	$99,856	$247,686
Equity-based compensation	—	—	—	—	—	—	3,345	—	—	—	3,013	6,358
Exercise of stock options	—	—	—	—	—	—	(25)	2	66	—	—	41
Non-controlling interest adjustment for capital contribution of proceeds from the exercise of stock options	—	—	—	—	—	—	(17)	—	—	—	17	—
Vesting of restricted stock units	—	—	—	—	—	—	(1,104)	37	1,300	—	(196)	—
Repurchases of Class A common stock for withholding taxes on vested RSUs	—	—	—	—	—	—	128	(13)	(466)	—	—	(338)
Redemption of LLC common units for Class A common stock	2,000	20	(2,000)	—	—	—	9,673	—	—	—	(4,739)	4,954
Distributions to holders of LLC common units	—	—	—	—	—	—	—	—	—	—	(6,046)	(6,046)
Dividends(1)	—	—	—	—	—	—	—	—	—	(27,791)	—	(27,791)
Establishment of liabilities under the Tax Receivable Agreement and related changes to deferred tax assets associated with that liability	—	—	—	—	—	—	(4,014)	—	—	—	—	(4,014)
Non-controlling interest adjustment	—	—	—	—	—	—	(20)	—	—	—	20	—
Net income	—	—	—	—	—	—	—	—	—	3,169	1,734	4,903
Balance at March 31, 2023	49,571	$496	39,466	$4	—	$—	$114,017	(5,104)	$(178,832)	$196,409	$93,659	$225,753

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Stockholders' Equity

(In Thousands)

							Additional				Non-
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Paid-In	Treasury Stock		Retained	Controlling
	Shares	Amounts	Shares	Amounts	Shares	Amounts	Capital	Shares	Amounts	Earnings	Interest	Total
Balance at December 31, 2021	47,521	$475	41,466	$4	—	—	$98,113	(3,390)	(130,006)	$189,471	$75,837	$233,894
Equity-based compensation	—	—	—	—	—	—	4,572	—	—	—	5,735	10,307
Exercise of stock options	—	—	—	—	—	—	(166)	11	397	—	—	231
Non-controlling interest adjustment for capital contribution of proceeds from the exercise of stock options	—	—	—	—	—	—	(111)	—	—	—	111	—
Vesting of restricted stock units	—	—	—	—	—	—	(4,067)	130	4,749	—	(682)	—
Repurchases of Class A common stock for withholding taxes on vested RSUs	—	—	—	—	—	—	243	(41)	(1,481)	—	—	(1,238)
Repurchases of Class A common stock to treasury stock							28,398	(2,593)	(79,757)		(37,774)	(89,133)
Redemption of LLC common units for Class A common stock	50	1	—	—	—	—	416	—	—	—	(45)	372
Distributions to holders of LLC common units	—	—	—	—	—	—	—	—	—	—	(24,836)	(24,836)
Dividends(1)	—	—	—	—	—	—	—	—	—	(26,427)	—	(26,427)
Establishment of liabilities under the Tax Receivable Agreement and related changes to deferred tax assets associated with that liability	—	—	—	—	—	—	(299)	—	—	—	—	(299)
Non-controlling interest adjustment	—	—	—	—	—	—	(1,028)	—	—	—	1,028	—
Net income	—	—	—	—	—	—	—	—	—	44,730	62,569	107,299
Balance at March 31, 2022	47,571	$476	41,466	$4	—	$—	$126,071	(5,883)	$(206,098)	$207,774	$81,943	$210,170

(1)	The Company declared dividends per share of Class A common stock of $0.625 for the three months ended March 31, 2023 and 2022.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(In Thousands)

	Three Months Ended March 31,
	2023	2022
Operating activities
Net income	$4,903	$107,299

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,637	25,535
Equity-based compensation	6,358	11,674
Loss on lease termination	—	178
Long-lived asset impairment	7,045	—
(Gain) loss on sale or disposal of assets	(4,987)	49
Provision for losses on accounts receivable	(414)	(74)
Non-cash lease expense	15,039	15,320
Accretion of original debt issuance discount	503	516
Non-cash interest	658	484
Deferred income taxes	4,126	3,438
Change in assets and liabilities, net of acquisitions:
Receivables and contracts in transit	(50,078)	(92,645)
Inventories	143,675	(348,374)
Prepaid expenses and other assets	7,961	6,327
Accounts payable and other accrued expenses	64,699	78,091
Deferred revenue	(3,086)	(1,842)
Operating lease liabilities	(14,609)	(15,529)
Other, net	2,787	(501)
Net cash provided by (used in) operating activities	199,217	(210,054)

Investing activities
Purchases of property and equipment	(25,314)	(31,665)
Proceeds from sale of property and equipment	183	199
Purchases of real property	(18,236)	(17,018)
Proceeds from the sale of real property	22,703	—
Purchases of businesses, net of cash acquired	—	(34,808)
Purchases of intangible assets	(23)	(715)
Net cash used in investing activities	$(20,687)	$(84,007)

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(In Thousands)

	Three Months Ended March 31,
	2023	2022
Financing activities
Proceeds from long-term debt	$59,227	$—
Payments on long-term debt	(9,058)	(3,954)
Net (payments) proceeds on notes payable – floor plan, net	(249,822)	275,296
Payments on finance leases	(1,233)	(1,021)
Proceeds from sale-leaseback arrangement	—	27,951
Payments on sale-leaseback arrangement	(46)	(36)
Payment of debt issuance costs	(767)	—
Dividends on Class A common stock	(27,791)	(26,427)
Proceeds from exercise of stock options	41	231
RSU shares withheld for tax	(338)	(1,238)
Repurchases of Class A common stock to treasury stock	—	(79,757)
Distributions to holders of LLC common units	(6,046)	(24,836)
Net cash (used in) provided by financing activities	(235,833)	166,209

Decrease in cash and cash equivalents	(57,303)	(127,852)
Cash and cash equivalents at beginning of the period	130,131	267,332
Cash and cash equivalents at end of the period	$72,828	$139,480

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2023

1. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The condensed consolidated financial statements include the accounts of Camping World Holdings, Inc. and its subsidiaries, and are presented in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, these interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the results of operations, financial position and cash flows for the periods presented have been reflected. All intercompany accounts and transactions of the Company and its subsidiaries have been eliminated in consolidation.

The condensed consolidated financial statements as of and for the three months ended March 31, 2023 and 2022 are unaudited. The condensed consolidated balance sheet as of December 31, 2022 has been derived from the audited financial statements at that date but does not include all of the disclosures required by GAAP. These interim condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 23, 2023. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.

CWH has sole voting power in and control of the management of CWGS, LLC (see Note 15 — Stockholders’ Equity). CWH’s position as sole managing member of CWGS, LLC includes periods where CWH held a minority economic interest in CWGS, LLC. As of March 31, 2023, December 31, 2022, and March 31, 2022, CWH owned 52.6%, 50.2%, and 49.8%, respectively, of CWGS, LLC. Accordingly, the Company consolidates the financial results of CWGS, LLC and reports a non-controlling interest in its condensed consolidated financial statements.

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

The Company has incurred costs related to investigation, containment, and remediation and expects to continue to incur incremental costs for the remediation of the Cybersecurity Incident, including legal and other professional fees, and investments to enhance the security of its IT Systems. Other actual and potential consequences include, but are not limited to, negative publicity, reputational damage, lost trust with customers, and regulatory enforcement action. In December 2022, three putative class action complaints were filed against the Company and certain of its subsidiaries arising out of the Cybersecurity Incident. On March 30, 2023, the Company and plaintiffs reached an agreement in principle to resolve the putative class action complaints for an immaterial amount subject to the execution of a settlement agreement and court approval. The Company does not expect that the Cybersecurity Incident will cause future disruptions to its business or that the Cybersecurity Incident, including anticipated costs associated with pending litigation, will have a future material impact on its business, results of operations or financial condition.

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

The Company generates a disproportionately higher amount of its annual revenue in its second and third fiscal quarters, which include the spring and summer months. The Company incurs additional expenses in the second and third fiscal quarters due to higher sale volumes, increased staffing in its retail locations and program costs. If, for any reason, the Company miscalculates the demand for its products or its product mix during the second and third fiscal quarters, its sales in these quarters could decline, resulting in higher labor costs as a percentage of gross profit, lower margins and excess inventory, which could cause the Company’s annual results of operations to suffer and its stock price to decline.

Additionally, selling, general, and administrative (“SG&A”) expenses as a percentage of gross profit tend to be higher in the first and fourth quarters due to the timing of acquisitions and the seasonality of the Company’s business. The Company prefers to acquire new retail locations in the first and fourth quarters of each year in order to provide time for the location to be remodeled and to ramp up operations ahead of the spring and summer months, but that does not preclude the Company from acquiring new retail locations during the second and third quarters of a year. The timing of the Company’s acquisitions in the first and fourth quarters, coupled with generally lower revenue in these quarters has historically resulted in SG&A expenses as a percentage of gross profit being higher in these quarters.

Due to the Company’s seasonality, the possible adverse impact from other risks associated with its business, including atypical weather, consumer spending levels and general business conditions, is potentially greater if any such risks occur during the Company’s peak sales seasons.

Recently Adopted Accounting Pronouncements

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”). This standard clarifies the guidance in ASC 820 on the fair value measurement of an equity security that is subject to a contractual sale restriction that prohibits the sale of an equity security, and requires specific disclosures related to such an equity security. The standard should be applied prospectively. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023, with early adoption permitted. The Company early adopted ASU 2021-08 as of January 1, 2023 and the adoption did not materially impact its condensed consolidated financial statements.

In September 2022, the FASB issued ASU 2022-04, Liabilities―Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations (“ASU 2022-04”). This standard requires a buyer in a supplier finance program to disclose qualitative and quantitative information about the program to allow users to understand the program’s nature, activity during the period, changes from period to period and potential magnitude. Most of the disclosures are required only in annual reporting periods, except for the amount of obligation outstanding to be disclosed at each interim reporting period. The standard should be applied retrospectively to each period in which a balance sheet is presented, except for the amendment on rollforward information, which should be applied prospectively. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022, except for the disclosure of rollforward information, which is effective for fiscal years beginning after December 15, 2023, with early adoption permitted. As this standard relates to additional disclosure requirements, the adoption of the required provisions of this

ASU as of January 1, 2023 did not materially impact the Company’s condensed consolidated financial statements.

Recently Issued Accounting Pronouncements

In March 2023, the FASB issued ASU 2023-01, Leases (Topic 842): Common Control Arrangements (“ASU 2023-01”). For public companies, this standard requires the amortization of leasehold improvements associated with common control leases over the useful life to the common control group. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023, with early adoption permitted. The Company does not expect that the adoption of the provisions of this ASU will have a material impact on its condensed consolidated financial statements.

2. Revenue

Contract Assets

As of March 31, 2023, December 31, 2022, and March 31, 2022 a contract asset of $17.4 million, $18.4 million, and $16.6 million, respectively, relating to RV service revenues, was included in accounts receivable in the accompanying condensed consolidated balance sheets.

Deferred Revenues

The Company records deferred revenues when cash payments are received or due in advance of the Company’s performance, net of estimated refunds that are presented separately as a component of accrued liabilities. For the three months ended March 31, 2023, $32.7 million of revenues recognized were included in the deferred revenue balance at the beginning of the period.

As of March 31, 2023, the Company has unsatisfied performance obligations primarily relating to plans for its roadside assistance, Good Sam Club memberships, Coast to Coast memberships, the annual campground guide, and magazine publication revenue streams. The total unsatisfied performance obligations for these revenue streams at March 31, 2023 and the periods during which the Company expects to recognize the amounts as revenue are presented as follows (in thousands):

As of
March 31, 2023
2023	$78,688
2024	41,523
2025	21,265
2026	11,240
2027	5,956
Thereafter	4,184
Total	$162,856

3. Inventories and Floor Plan Payables

Inventories consisted of the following (in thousands):

	March 31,	December 31,	March 31,
	2023	2022	2022
Good Sam services and plans	$530	$625	$—
New RVs	1,219,889	1,411,016	1,420,136
Used RVs	510,689	464,310	423,409
Products, parts, accessories and other	248,998	247,907	308,855
	$1,980,106	$2,123,858	$2,152,400

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

As of March 31, 2023, December 31, 2022, and March 31, 2022, FR maintained floor plan financing through the Eighth Amended and Restated Credit Agreement (“Floor Plan Facility”). The Floor Plan Facility at March 31, 2023 allowed FR to borrow (a) up to $1.70 billion under a floor plan facility, (b) up to $30.0 million under a letter of credit facility and (c) up to a maximum amount outstanding of $70.0 million under the revolving line of credit. The Floor Plan Facility also includes an accordion feature allowing FR, at its option, to request to increase the aggregate amount of the floor plan notes payable in $50 million increments up to a maximum amount of $200 million. The lenders under the Floor Plan Facility are not under any obligation to provide commitments in respect of any such increase. The maturity date of the Floor Plan Facility is September 30, 2026.

As of March 31, 2023, December 31, 2022, and March 31, 2022, the applicable interest rate for the floor plan notes payable under the Floor Plan Facility was 6.63%, 6.01%, and 2.18%, respectively. Under the Floor Plan Facility, at the Company’s option, the floor plan notes payable, and borrowings for letters of credit, in each case, bear interest at a rate per annum equal to (a) the floating Bloomberg Short-Term Bank Yield Index rate (“BSBY”) plus the applicable rate of 1.90% to 2.50% determined based on FR’s consolidated current ratio, or, (b) the base rate (as described below) plus the applicable rate of 0.40% to 1.00% determined based on FR’s consolidated current ratio.

As of March 31, 2023, December 31, 2022, and March 31, 2022, the applicable interest rate for revolving line of credit borrowings under the Floor Plan Facility was 6.83%, 6.21%, and 2.38%, respectively. Under the Floor Plan Facility, revolving line of credit borrowings bear interest at a rate per annum equal to, at the Company’s option, either: (a) a floating BSBY rate, plus 2.25%, in the case of floating BSBY rate loans, or (b) a base rate determined by reference to the greatest of: (i) the federal funds rate plus 0.50%, (ii) the prime rate published by Bank of America, N.A. and (iii) the floating BSBY rate plus 1.75%, plus 0.75%, in the case of base rate loans. Additionally, under the Floor Plan Facility, the revolving line of credit borrowings are limited by a borrowing base calculation, which did not limit the borrowing capacity at March 31, 2023, December 31, 2022, and March 31, 2022.

The Floor Plan Facility includes a flooring line aggregate interest reduction (“FLAIR”) offset account that allows the Company to transfer cash to the lender as an offset to the payables under the Floor Plan Facility. These transfers reduce the amount of liability outstanding under the floor plan borrowings that would otherwise accrue interest, while retaining the ability to withdraw amounts from the FLAIR offset account subject to the financial covenants under the Floor Plan Facility. As a result of using the FLAIR offset account, the Company experiences a reduction in floor plan interest expense in its condensed consolidated statements of operations. As of March 31, 2023, December 31, 2022, and March 31, 2022, FR had $223.9 million, $217.7 million, and $152.6 million, respectively, in the FLAIR offset account. The maximum FLAIR percentage of outstanding floor plan borrowings is 35% under the Floor Plan Facility. The FLAIR offset account does not reduce the outstanding amount of loans under the Floor Plan Facility for purposes of determining the unencumbered borrowing capacity under the Floor Plan Facility.

Management has determined that the credit agreements governing the Floor Plan Facility include subjective acceleration clauses, which could impact debt classification. Management believes that no events have occurred at March 31, 2023 that would trigger a subjective acceleration clause. Additionally, the credit agreements governing the Floor Plan Facility contain certain financial covenants. FR was in compliance with all debt covenants at March 31, 2023, December 31, 2022, and March 31, 2022.

The following table details the outstanding amounts and available borrowings under the Floor Plan Facility as of March 31, 2023 and December 31, 2022, and March 31, 2022 (in thousands):

	March 31,	December 31,	March 31,
	2023	2022	2022
Floor Plan Facility
Notes payable - floor plan:
Total commitment	$1,700,000	$1,700,000	$1,700,000
Less: borrowings, net of FLAIR offset account	(1,042,099)	(1,319,941)	(1,237,208)
Less: FLAIR offset account	(223,899)	(217,669)	(152,619)
Additional borrowing capacity	434,002	162,390	310,173
Less: short-term payable for sold inventory(1)	(61,520)	(33,501)	(77,468)
Less: purchase commitments(2)	(22,991)	(43,807)	(129,580)
Unencumbered borrowing capacity	$349,491	$85,082	$103,125

Revolving line of credit:	$70,000	$70,000	$70,000
Less: borrowings	(20,885)	(20,885)	(20,885)
Additional borrowing capacity	$49,115	$49,115	$49,115

Letters of credit:
Total commitment	$30,000	$30,000	$30,000
Less: outstanding letters of credit	(11,371)	(11,371)	(11,500)
Additional letters of credit capacity	$18,629	$18,629	$18,500

(1)	The short-term payable represents the amount due for sold inventory. A payment for any floor plan units sold is due within three to ten business days of sale. Due to the short-term nature of these payables, the Company reclassifies the amounts from notes payable‒floor plan, net to accounts payable in the condensed consolidated balance sheets. Changes in the vehicle floor plan payable are reported as cash flows from financing activities in the condensed consolidated statements of cash flows.
(2)	Purchase commitments represent vehicles approved for floor plan financing where the inventory has not yet been received by the Company from the supplier and no floor plan borrowing is outstanding.

4. Restructuring and Long-Lived Asset Impairment

Restructuring

On September 3, 2019, the Board of Directors of CWH approved a plan (the “2019 Strategic Shift”) to strategically shift its business away from locations where the Company does not have the ability or where it is not feasible to sell and/or service RVs at a sufficient capacity (the “Outdoor Lifestyle Locations”). Of the Outdoor Lifestyle Locations in the RV and Outdoor Retail segment operating at September 3, 2019, the Company has closed or divested 39 Outdoor Lifestyle Locations, two distribution centers, and 20 specialty retail locations relating to the 2019 Strategic Shift. As of December 31, 2020, the Company had completed the store closures and divestitures relating to the 2019 Strategic Shift. During the year ended December 31, 2021, the Company completed its analysis of its retail product offerings that are not RV related.

As of December 31, 2021, the activities under the 2019 Strategic Shift were completed with the exception of certain lease termination costs and other associated costs relating to the leases of previously closed locations under the 2019 Strategic Shift. The process of identifying subtenants and negotiating lease terminations has been delayed, which initially was in part due to the COVID-19 pandemic, and these delays are expected to continue. The timing of these negotiations will vary as both subleases and terminations are contingent on landlord approvals. The Company expects that most of the remaining leases under the 2019 Strategic Shift will be subleased or terminated by December 31, 2023.

The Company currently estimates the total restructuring costs associated with the 2019 Strategic Shift to be in the range of $120.0 million to $132.2 million. The breakdown of the estimated restructuring costs are as follows:

●	one-time employee termination benefits relating to retail store or distribution center closures/divestitures of $1.2 million, all of which were incurred through December 31, 2020;
●	lease termination costs of $20.0 million to $29.0 million, of which $19.4 million has been incurred through March 31, 2023;
●	incremental inventory reserve charges of $57.4 million, all of which were incurred through December 31, 2021; and
●	other associated costs of $41.4 million to $44.6 million, of which $40.0 million has been incurred through March 31, 2023.

Through March 31, 2023, the Company has incurred $40.0 million of such other associated costs primarily representing labor, lease, and other operating expenses incurred during the post-close wind-down period for the locations related to the 2019 Strategic Shift. The additional amount of $1.4 million to $4.6 million represents similar costs that may be incurred through the year ending December 31, 2023 for locations that continue in a wind-down period, primarily comprised of lease costs accounted for under ASC 842, Leases, prior to lease termination. The Company intends to negotiate terminations of these leases where prudent and pursue sublease arrangements for the remaining leases. Lease costs may continue to be incurred after December 31, 2023 on these leases if the Company is unable to terminate the leases under acceptable terms or offset the lease costs through sublease arrangements. The foregoing lease termination cost estimate represents the expected cash payments to terminate certain leases but does not include the gain or loss from derecognition of the related operating lease assets and liabilities, which is dependent on the particular leases that will be terminated.

The following table details the costs incurred during the three months ended March 31, 2023 and 2022 associated with the 2019 Strategic Shift (in thousands):

	Three Months Ended March 31,
	2023	2022
Restructuring costs:
Lease termination costs(1)	$—	$178
Other associated costs(2)	1,084	2,023
Total restructuring costs	$1,084	$2,201

(1)	These costs were included in lease termination charges in the condensed consolidated statements of operations. This reflects termination fees paid, net of any gain from derecognition of the related operating lease assets and liabilities.
(2)	Other associated costs primarily represent lease and other operating expenses incurred during the post-close wind-down period for the locations related to the 2019 Strategic Shift for the periods presented and were included in selling, general, and administrative expenses in the condensed consolidated statements of operations.

The following table details changes in the restructuring accrual associated with the 2019 Strategic Shift (in thousands):

	One-time	Lease	Other
	Termination	Termination	Associated
	Benefits	Costs (1)	Costs (2)	Total
Balance at June 30, 2019	$—	$—	$—	$—
Charged to expense	1,239	13,532	31,840	46,611
Paid or otherwise settled	(1,239)	(13,532)	(30,914)	(45,685)
Balance at December 31, 2021	—	—	926	926
Charged to expense	—	723	2,023	2,746
Paid or otherwise settled	—	—	(2,107)	(2,107)
Balance at March 31, 2022	—	723	842	1,565
Charged to expense	—	5,374	5,003	10,377
Paid or otherwise settled	—	(6,097)	(4,976)	(11,073)
Balance at December 31, 2022	—	—	869	869
Charged to expense	—	—	1,084	1,084
Paid or otherwise settled	—	—	(1,014)	(1,014)
Balance at March 31, 2023	$—	$—	$939	$939
(1)	Lease termination costs exclude the $7.6 million, $0.5 million and $4.3 million of gains from the derecognition of the operating lease assets and liabilities relating to the terminated leases as part of the 2019 Strategic Shift for the 2.5 years ended December 31, 2021, for the three months ended March 31, 2022, and for the nine months ended December 31, 2022, respectively.
(2)	Other associated costs primarily represent labor, lease and other operating expenses incurred during the post-close wind-down period for the locations related to the 2019 Strategic Shift.

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

Long-Lived Asset Impairment

On March 1, 2023, the Company determined to implement plans to exit and restructure operations of its indirect subsidiary, Active Sports, LLC, a specialty products retail business (“Active Sports”) as part of its review of underperforming assets and business lines. Upon liquidating a significant amount of inventory and exiting certain distribution centers, the Company reevaluated its exit plan and concluded instead that it would integrate the remaining operations into its existing distribution and fulfillment infrastructure while maintaining lower inventory levels and a smaller fixed cost structure. These plans, when completed, will result in a much smaller operation. During the three months ended March 31, 2023, the Company recorded an impairment charge totaling $6.6 million related to Active Sports, of which $4.5 million related to intangible assets, and $2.1 million related to other long-lived asset categories. The Company does not expect any other material exit costs related to Active Sports.

During the three months ended March 31, 2023, the Company had indicators of impairment of the long-lived assets for certain locations based on the Company’s review of location performance in the normal course of business. As a result of updating certain assumptions in the long-lived asset impairment analysis for these locations, the Company determined that the fair value of certain long-lived assets were below their carrying value and were impaired. The long-lived asset impairment charge was calculated as the amount that the carrying value of these locations exceeded the estimated fair value, except that individual assets cannot be impaired below their individual fair values when that fair value can be determined without undue cost and effort. Estimated fair value is typically based on estimated discounted future cash flows, while property appraisals or market rent analyses are utilized for determining the fair value of certain assets related to properties and leases. During the three months ended March 31, 2022, the Company had no indicators of impairment of the long-lived assets.

The following table details long-lived asset impairment charges by type of long-lived asset, all of which relate to the RV and Outdoor Retail segment (in thousands):

	Three Months Ended March 31,
	2023	2022
Long-lived asset impairment charges:
Leasehold improvements	$740	$—
Furniture and equipment	329	—
Software	1,362	—
Construction in progress and software in development	113	—
Intangible assets	4,501
Total long-lived asset impairment charges	7,045	—
Less: portion unrelated to 2019 Strategic Shift	(7,045)	—
2019 Strategic Shift long-lived asset impairment charges	$—	$—

5. Assets Held for Sale

The Company continually evaluates its portfolio for non-strategic assets and classifies assets and liabilities to be sold (“Disposal Group”) as held for sale in the period in which all specified GAAP criteria are met. Upon determining that a Disposal Group meets the criteria to be classified as held for sale, but does not meet the criteria for discontinued operations, the Company reports the assets and liabilities of the Disposal Group, if material, as separate line items on the condensed consolidated balance sheets and ceases to record depreciation and amortization relating to the Disposal Group.

The Company initially measures a Disposal Group that is classified as held for sale at the lower of its carrying value or fair value less any costs to sell. Any loss resulting from this measurement is recognized in the period in which the held for sale criteria are met. Conversely, gains are not recognized on the sale of a Disposal Group until the date of sale. The estimated fair value for Disposal Groups comprised of properties are typically based on appraisals and/or offers from prospective buyers.

As of March 31, 2023, two properties from the RV and Outdoor Retail segment, relating to a closed distribution center and a closed RV dealership, met the criteria to be classified as held for sale. Additionally, as of March 31, 2023, one of these properties had associated secured borrowings under the Company’s Real Estate Facilities (see Note 7 — Long-Term Debt for definition and further details), which will require payment of the associated balance upon sale of the property.

The following table presents the components of assets held for sale and liabilities related to assets held for sale at March 31, 2023, December 31, 2022, and March 31, 2022 (in thousands):

	March 31,	December 31,	March 31,
	2023	2022	2022
Assets held for sale:
Property and equipment, net	$13,971	$—	$—
	$13,971	$—	$—
Liabilities related to assets held for sale:
Current portion of long-term debt	$788	$—	$—
Long-term debt, net of current portion	6,862	—	—
	$7,650	$—	$—

6. Goodwill and Intangible Assets

Goodwill

The following is a summary of changes in the Company’s goodwill by segment for the three months ended March 31, 2023 and 2022 (in thousands):

	Good Sam
	Services and	RV and
	Plans	Outdoor Retail	Consolidated
Balance at December 31, 2021 (excluding impairment charges)	$70,713	$654,758	$725,471
Accumulated impairment charges	(46,884)	(194,953)	(241,837)
Balance at December 31, 2021	23,829	459,805	483,634
Acquisitions	—	23,320	23,320
Balance at March 31, 2022	23,829	483,125	506,954
Acquisitions	405	115,064	115,469
Balance at December 31, 2022	24,234	598,189	622,423
Acquisitions	—	122	122
Balance at March 31, 2023	$24,234	$598,311	$622,545

Intangible Assets

Finite-lived intangible assets and related accumulated amortization consisted of the following at March 31, 2023, December 31, 2022 and March 31, 2022 (in thousands):

	March 31, 2023
	Cost or	Accumulated
	Fair Value	Amortization	Net
Good Sam Services and Plans:
Membership, customer lists and other	$9,640	(9,040)	$600
Trademarks and trade names	2,132	(130)	2,002
Websites	3,050	(792)	2,258
RV and Outdoor Retail:
Customer lists and domain names	4,872	(3,025)	1,847
Supplier lists	1,696	(824)	872
Trademarks and trade names	27,251	(20,049)	7,202
Websites	6,085	(5,485)	600
	$54,726	$(39,345)	$15,381

	December 31, 2022
	Cost or	Accumulated
	Fair Value	Amortization	Net
Good Sam Services and Plans:
Membership, customer lists and other	$9,640	$(8,971)	$669
Trademarks and trade names	2,132	(95)	2,037
Websites	3,050	(682)	2,368
RV and Outdoor Retail:
Customer lists and domain names	5,626	(2,880)	2,746
Supplier lists	1,696	(763)	933
Trademarks and trade names	29,564	(19,691)	9,873
Websites	7,519	(5,200)	2,319
	$59,227	$(38,282)	$20,945

	March 31, 2022
	Cost or	Accumulated
	Fair Value	Amortization	Net
Good Sam Services and Plans:
Membership, customer lists and other	$9,140	$(8,776)	$364
Websites	3,050	(355)	2,695
RV and Outdoor Retail:
Customer lists and domain names	5,626	(2,445)	3,181
Supplier lists	1,696	(509)	1,187
Trademarks and trade names	29,564	(18,756)	10,808
Websites	7,350	(4,135)	3,215
	$56,426	$(34,976)	$21,450

During the first quarter of 2022, the Company recorded $8.8 million of incremental accelerated amortization from the adjustment of the useful lives of certain trademark and trade name intangible assets relating to brands not traditionally associated with RVs that the Company phased out.

7. Long-Term Debt

Outstanding long-term debt consisted of the following (in thousands):

	March 31,	December 31,	March 31,
	2023	2022	2022
Term Loan Facility (1)	$1,354,221	$1,360,454	$1,364,560
Real Estate Facilities (2)	194,802	145,911	22,486
Other Long-Term Debt	3,250	3,280	3,371
Subtotal	1,552,273	1,509,645	1,390,417
Less: current portion	(26,969)	(25,229)	(15,825)
Total	$1,525,304	$1,484,416	$1,374,592

(1)	Net of $13.7 million, $14.2 million, and $16.3 million of original issue discount at March 31, 2023, December 31, 2022, and March 31, 2022, respectively, and $5.5 million, $5.8 million, and $6.6 million of finance costs at March 31, 2023, December 31, 2022, and March 31, 2022, respectively.
(2)	Net of $3.9 million, $3.4 million, and $0.2 million of finance costs at March 31, 2023, December 31, 2022, and March 31, 2022, respectively.

Senior Secured Credit Facilities

As of March 31, 2023, December 31, 2022, and March 31, 2022, CWGS Group, LLC (the “Borrower”), a wholly-owned subsidiary of CWGS, LLC, was party to a credit agreement (the “Credit Agreement”) for senior secured credit facilities (the “Senior Secured Credit Facilities”). The Senior Secured Credit Facilities consist of a $1.4 billion term loan facility (the “Term Loan Facility”) and a $65.0 million revolving credit facility (the “Revolving Credit Facility”). Under the Senior Secured Credit Facilities, the Company has the ability to request to increase the amount of term loans or revolving loans in an aggregate amount not to exceed the greater of (a) a “fixed” amount set at $725.0 million and (b) 100% of consolidated EBITDA for the most recent four consecutive fiscal quarters on a pro forma basis (as defined in the Credit Agreement). The lenders under the Senior Secured Credit Facilities are not under any obligation to provide commitments in respect of any such increase.

The Term Loan Facility requires mandatory principal payments in equal quarterly installments of $3.5 million. The December 31, 2022 principal payment was due in January 2023, since December 31, 2022 was on a Saturday. Additionally, the Company is required to prepay the term loan borrowings in an aggregate amount up to 50% of excess cash flow, as defined in the Credit Agreement, for such fiscal year depending on the Total Leverage Ratio (as defined by the Credit Agreement) beginning with the year ended December 31, 2022. The Company does not expect that an additional excess cash flow payment will be required relating to 2023.

The funds available under the Revolving Credit Facility may be utilized for borrowings or letters of credit; however, a maximum of $25.0 million may be allocated to such letters of credit. The Revolving Credit Facility matures in June 2026 and the Term Loan Facility matures in June 2028.

The following table details the outstanding amounts and available borrowings under the Senior Secured Credit Facilities as of (in thousands):

	March 31,	December 31,	March 31,
	2023	2022	2022
Senior Secured Credit Facilities:
Term Loan Facility:
Principal amount of borrowings	$1,400,000	$1,400,000	$1,400,000
Less: cumulative principal payments	(26,523)	(19,515)	(12,508)
Less: unamortized original issue discount	(13,721)	(14,224)	(16,310)
Less: unamortized finance costs	(5,535)	(5,807)	(6,622)
	1,354,221	1,360,454	1,364,560
Less: current portion	(14,015)	(14,015)	(14,015)
Long-term debt, net of current portion	$1,340,206	$1,346,439	$1,350,545
Revolving Credit Facility:
Total commitment	$65,000	$65,000	$65,000
Less: outstanding letters of credit	(4,930)	(4,930)	(4,930)
Additional borrowing capacity	$60,070	$60,070	$60,070

As of March 31, 2023, December 31, 2022, and March 31, 2022, the average interest rate on the Term Loan Facility was 7.20%, 6.80%, and 3.25%, respectively, and the effective interest rate was 7.44%, 7.03%, and 3.46%, respectively.

The Senior Secured Credit Facilities are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by each of the Company’s existing and future domestic restricted subsidiaries with the exception of FreedomRoads Intermediate Holdco, LLC, the direct parent of FR, and FR, and its subsidiaries. The Credit Agreement contains certain restrictive covenants pertaining to, but not limited to, mergers, changes in the nature of the business, acquisitions, additional indebtedness, sales of assets, investments, and the payment of dividends subject to certain limitations and minimum operating covenants. Additionally, management has determined that the Senior Secured Credit Facilities include subjective acceleration clauses, which could impact debt classification. Management believes that no events have occurred at March 31, 2023 that would trigger a subjective acceleration clause.

The Credit Agreement requires the Borrower and its subsidiaries to comply on a quarterly basis with a maximum Total Net Leverage Ratio (as defined in the Credit Agreement), which covenant is in effect only if, as of the end of each calendar quarter, the aggregate amount of borrowings under the revolving credit facility (including swingline loans), letters of credit and unreimbursed letter of credit disbursements outstanding at such time is greater than 35% of the total commitment on the Revolving Credit Facility (excluding (i) up to $15.0 million attributable to any outstanding undrawn letters of credit and (ii) any cash collateralized or backstopped letters of credit), as defined in the Credit Agreement. As of March 31, 2023, the Company was not subject to this covenant as borrowings under the Revolving Credit Facility did not exceed the 35% threshold. The Company was in compliance with all applicable debt covenants at March 31, 2023, December 31, 2022, and March 31, 2022.

Real Estate Facilities

On October 27, 2022, subsidiaries of FRHP Lincolnshire, LLC (“FRHP”), an indirect wholly-owned subsidiary of CWGS, LLC, entered into a credit agreement with a syndication of banks for a real estate credit facility (the “M&T Real Estate Facility”) with aggregate maximum principal capacity of $250.0 million with an option that allows FRHP to request an additional $100.0 million of principal capacity. The lenders under the M&T Real Estate Facility are not under any obligation to provide commitments in respect of any such increase. The M&T Real Estate Facility bears interest at FRHP’s option of either (as defined in the credit agreement for the M&T Real Estate Facility): (a) the Secured Overnight Financing Rate (“SOFR”) plus the applicable rate of 2.30% or (b) the highest of (i) the Federal Funds Rate plus 1.80%, (ii) the Prime Rate plus 1.30%, or (iii) SOFR plus 2.30%. The M&T Real Estate Facility has an unused commitment fee of 0.20% of the aggregate unused principal amount and it matures in October 2027. Additionally, the M&T Real Estate Facility is subject to a debt service coverage ratio covenant (as defined in the credit agreement for the M&T Real Estate Facility). All obligations under the M&T Real Estate Facility and the guarantees of those obligations, are secured, subject to certain exceptions, by the mortgaged real property assets. During the three months ended March 31, 2023, FRHP borrowed an additional $59.2 million under the M&T Real Estate Facility.

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

The following table shows a summary of the outstanding balances, remaining available borrowings, and weighted average interest rate under the M&T Real Estate Facility and the CIBC Real Estate Facilities (collectively the “Real Estate Facilities”) at March 31, 2023:

	As of March 31, 2023
	Principal		Remaining		Wtd. Average
(In thousands)	Outstanding(1)		Available(2)		Interest Rate
Real Estate Facilities
M&T Real Estate Facility	$181,606		$68,394	(3)	7.10%
First CIBC Real Estate Facility	3,864		—		7.46%
Second CIBC Real Estate Facility	7,650	(4)	—		7.46%
Third CIBC Real Estate Facility	9,332		—		7.21%
Less: Amount reclassified to liabilities related to assets held for sale	(7,650)		—
	$194,802		$68,394
(1)	Outstanding principal amounts are net of unamortized finance costs.
(2)	Amounts cannot be reborrowed.
(3)	Additional borrowings on the M&T Real Estate Facility are subject to a debt service coverage ratio covenant and to the property collateral requirements under the M&T Real Estate Facility.
(4)	This amount is classified as liabilities related to assets held for sale (see Note 5 — Assets Held for Sale).

Management has determined that the credit agreements governing the Real Estate Facilities include subjective acceleration clauses, which could impact debt classification. Management believes that no events have occurred at March 31, 2023 that would trigger a subjective acceleration clause. Additionally, the Real Estate Facilities are subject to certain cross default provisions, a debt service coverage ratio, and other customary covenants. The Company was in compliance with all debt covenants at March 31, 2023, December 31, 2022, and March 31, 2022.

Other Long-Term Debt

In December 2021, FRHP assumed a mortgage as part of a real estate acquisition. This mortgage is secured by the acquired property and is guaranteed by CWGS Group, LLC, a wholly-owned subsidiary of CWGS, LLC. As of March 31, 2023, the outstanding principal balance of the mortgage was $3.3 million with an interest rate of 3.50%. The mortgage matures in December 2026.

8. Lease Obligations

The following presents certain information related to the costs for leases where the Company is the lessee (in thousands):

	Three Months Ended March 31,
	2023	2022
Operating lease cost	$29,205	$28,496
Finance lease cost:
Amortization of finance lease assets	(2,813)	2,691
Interest on finance lease liabilities	1,399	987
Short-term lease cost	514	463
Variable lease cost	6,289	6,194
Sublease income	(657)	(393)
Net lease costs	$33,937	$38,438

As of March 31, 2023, December 31, 2022, and March 31, 2022, finance lease assets of $93.6 million, $88.1 million, and $76.9 million, respectively, were included in property and equipment, net in the accompanying condensed consolidated balance sheets.

The following presents supplemental cash flow information related to leases (in thousands):

	Three Months Ended March 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$28,774	$28,873
Operating cash flows for finance leases	1,395	962
Financing cash flows for finance leases	1,233	1,021
Lease assets obtained in exchange for lease liabilities:
New, remeasured and terminated operating leases	2,693	13,341
New, remeasured and terminated finance leases	7,700	3,875

Sale-Leaseback Arrangement Recorded as Financing Transaction

On February 8, 2022, FRHP sold three properties for a total sale price of $28.0 million. Concurrent with the sale of these properties, the Company entered into three separate twenty-year lease agreements, whereby the Company will lease back the properties from the acquiring company. Under each lease agreement, FR has four consecutive options to extend the lease term for additional periods of five years for each option. This transaction is accounted for as a financing transaction. The Company recorded a liability for the amount received, will continue to depreciate the non-land portion of the assets, and has imputed an interest rate so that the net carrying amount of the financial liability and remaining non-land assets will be zero at the end of the initial lease terms. The financial liability is included in other long-term liabilities in the condensed consolidated balance sheets.

9. Fair Value Measurements

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

For floor plan notes payable under the Floor Plan Facility, the amounts reported in the accompanying condensed consolidated balance sheets approximate the fair value due to their short-term nature or the existence of variable interest rates that approximate prevailing market rates.

There have been no transfers of assets or liabilities between the fair value measurement levels and there were no material re-measurements to fair value during 2023 and 2022 of assets and liabilities that are not measured at fair value on a recurring basis.

The following table presents the reported carrying value and fair value information for the Company’s debt instruments. The fair values shown below for the Term Loan Facility, as applicable, are based on quoted prices in the inactive market for identical assets (Level 2), and the fair values shown below for the Floor Plan Facility, the Revolving Line of Credit, and the Real Estate Facilities and the Other Long-Term Debt are estimated by discounting the future contractual cash flows at the current market interest rate that is available based on similar financial instruments.

	Fair Value	March 31, 2023		December 31, 2022		March 31, 2022
($ in thousands)	Measurement	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Term Loan Facility	Level 2	$1,354,221	$1,387,212	$1,360,454	$1,394,290	$1,364,560	$1,401,367
Floor Plan Facility Revolving Line of Credit	Level 2	20,885	21,213	20,885	19,823	20,885	18,624
Real Estate Facilities(1)	Level 2	202,452	211,085	145,911	145,664	22,486	21,639
Other Long-Term Debt	Level 2	3,250	2,945	3,280	2,944	3,371	3,187
(1)	The carrying value of Real Estate Facilities at March 31, 2023 includes the $7.7 million reported as liabilities related to assets held for sale in the condensed consolidated balance sheets.

10. Commitments and Contingencies

Litigation

Weissmann Complaint

On June 22, 2021, FreedomRoads Holding Company, LLC (“FR Holdco”), an indirect wholly-owned subsidiary of CWGS, LLC, filed a one-count complaint captioned FreedomRoads Holding Company, LLC v. Steve Weissmann in the Circuit Court of Cook County, Illinois against Steve Weissmann (“Weissmann”) for breach of contractual obligation under note guarantee (the “Note”) (the “Weissmann Complaint”). On October 8, 2021, Weissmann brought a counterclaim against FR Holdco and third-party defendants Marcus Lemonis, NBCUniversal Media, LLC, the Consumer National Broadcasting Company, Camping World, Inc. (“CW”), and Machete Productions (“Machete”) (the “Weissmann Counterclaim”), in which he alleges claims in connection with the Note and his appearance on the reality television show The Profit. Weissmann alleges the following causes of action against FR Holdco and all third-party defendants, including CW: (i) fraud; (ii) fraud in the inducement; (iii) fraudulent concealment; (iv) breach of fiduciary duty; (v) defamation; (vi) defamation per se; (vii) false light; (viii) intentional infliction of emotional distress; (ix) negligence; (v) unjust enrichment; and (vi) RICO § 1962. Weissmann seeks costs and damages in an amount to be proven at trial but no less than the amount in the Note (approximately $2.5 million); in connection with his RICO claim, Weissmann asserts he is entitled to damages in the amount of three times the Note. On February 18, 2022, NBCUniversal, CNBC, and Machete filed a motion to compel arbitration (the “NBC Arbitration Motion”). On May 5, 2022, an agreed order was filed staying the litigation in favor of arbitration. On May 31, 2022, FR Holdco filed an arbitration demand against Weissmann for collection on the Note. Weissmann filed his response and counterclaims, and third-party claims against FR Holdco, CW, Marcus Lemonis, NBCUniversal, and Machete on July 7, 2022. On or about July 21, 2022, FR Holdco and the other respondents filed their responses and affirmative defenses. The arbitration hearing has not yet been scheduled.

Tumbleweed Complaint

On November 10, 2021, Tumbleweed Tiny House Company, Inc. (“Tumbleweed”) filed a complaint against FR Holdco, CW, Marcus Lemonis, NBCUniversal Media, LLC, and Machete Productions in which Tumbleweed alleges claims in connection with the Note and its appearance on the reality television show The

Profit (the “Tumbleweed Complaint”), seeking primarily monetary damages. Tumbleweed alleges the following claims against the defendants, including FR Holdco and CW: (i) fraud; (ii) false promise; (iii) breach of fiduciary duty (and aiding and abetting the same); (iv) breach of contract; (v) breach of oral contract; (vi) tortious interference with prospective economic advantage; (vii) fraud in the inducement; (viii) negligent misrepresentation; (ix) fraudulent concealment; (x) conspiracy; (xi) unlawful business practices; (xii) defamation; and (xiii) declaratory judgment. On April 21, 2022, the Court granted a motion to compel arbitration filed by NBCUniversal and joined by all defendants, including FR Holdco, CW, and Marcus Lemonis, compelling Tumbleweed’s claims to arbitration. Tumbleweed served its arbitration demand on FR Holdco, CW, and Marcus Lemonis on May 17, 2022. FR Holdco, CW, and Marcus Lemonis filed responses and affirmative defenses on May 31, 2022. On July 20, 2022, pursuant to the JAMS streamlined arbitration rules, the Tumbleweed Complaint was consolidated together with the Weissmann Complaint. The parties have exchanged initial discovery, but the arbitration hearing has not yet been scheduled.

Precise Complaint

On May 3, 2022, Lynn E. Feldman, Esquire, in her capacity as the Chapter 7 Trustee for the Estate of Precise Graphix, LLC (“Precise”) filed a complaint against NBCUniversal Media, LLC, Machete Corporation, and CW in which Trustee Feldman alleges claims on behalf of Precise in connection with its appearance on The Profit and subsequent commercial relationship with CW (the “Precise Complaint”), seeking primarily monetary damages from CW. Trustee Feldman alleges the following claims against defendants, including CW: (i) fraud; (ii) false promise; (iii) breach of fiduciary duty; (iv) breach of contract; (v) breach of oral contract; (vi) fraud in the inducement; (vii) negligent misrepresentation; (viii) fraudulent concealment; (ix) conspiracy; (x) unlawful business practices in violation of California Business and Professions Code §17200; (xi) aiding and abetting; (xii) breach of fiduciary duty; and (xiii) declaratory judgment.  Precise did not serve the Precise Complaint on CW.  On July 3, 2022, Precise filed its arbitration demand against CW, NBCUniversal, and Machete alleging substantially similar claims as the Precise Complaint. On April 4, 2023, the Precise arbitration demand was tried before a single arbitrator pursuant to the JAMS streamlined arbitration rules in a confidential arbitration hearing. A decision is expected within thirty (30) days following the completion of the post-hearing briefing.

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

Financial Assurances

In the normal course of business, the Company obtains standby letters of credit and surety bonds from financial institutions and other third parties. These instruments guarantee the Company’s future performance and provide third parties with financial and performance assurance in the event that the Company does not perform. These instruments support a wide variety of the Company’s business activities. As of March 31, 2023, December 31, 2022, and March 31, 2022, outstanding standby letters of credit issued through our Floor Plan Facility were $11.4 million, $11.4 million, and $11.5 million, respectively, and outstanding standby letters of credit issued through the Senior Secured Credit Facilities were $4.9 million, $4.9 million, and $4.9 million, respectively (see Note 3 — Inventories and Floor Plan Payables and Note 7 — Long-Term Debt). As of March 31, 2023, December 31, 2022, and March 31, 2022, outstanding surety bonds were $22.4 million, $22.0 million, and $19.9 million, respectively. The underlying liabilities to which these instruments relate are reflected on the Company’s condensed consolidated balance sheets, where applicable. Therefore, no additional liability is reflected for the letters of credit and surety bonds themselves.

11. Statement of Cash Flows

Supplemental disclosures of cash flow information for the following periods (in thousands) were as follows:

	Three Months Ended March 31,
	2023	2022
Cash paid (refunded) during the period for:
Interest	$29,289	$18,894
Income taxes	(93)	1,412
Non-cash investing activities:
Vehicles transferred to property and equipment from inventory	136	255
Capital expenditures in accounts payable and accrued liabilities	6,068	9,674
Non-cash financing activities:
Par value of Class A common stock issued for redemption of common units in CWGS, LLC	20	1
Cost of treasury stock issued for vested restricted stock units	1,300	4,749

12. Acquisitions

During the three months ended March 31, 2022, subsidiaries of the Company acquired the assets of multiple RV dealerships that constituted businesses under GAAP. The Company used cash to complete the acquisitions. The Company considers acquisitions of independent dealerships to be a fast and capital efficient alternative to opening new retail locations to expand its business and grow its customer base. The acquired businesses were recorded at their estimated fair values under the acquisition method of accounting. The balance of the purchase prices in excess of the fair values of net assets acquired were recorded as goodwill. During the three months ended March 31, 2023, the RV and Outdoor Retail segment did not acquire any RV Dealerships.

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

The estimated fair values of the assets acquired and liabilities assumed for the acquisitions discussed above consist of the following, net of measurement period adjustments relating to acquisitions from the respective previous year:

	Three Months Ended March 31,
($ in thousands)	2023	2022
Tangible assets (liabilities) acquired (assumed):
Inventories, net	$(122)	$11,425
Prepaid expenses and other assets	—	13
Property and equipment, net	—	70
Accrued liabilities	—	(20)
Total tangible net assets acquired	(122)	11,488
Goodwill	122	23,320
Cash paid for acquisitions, net of cash acquired	—	34,808
Inventory purchases financed via floor plan	—	(5,876)
Cash payment net of floor plan financing	$—	$28,932

For the three months ended March 31, 2023, the fair values above include measurement period adjustments for valuation of acquired inventories relating to dealership acquisitions during the year ended December 31, 2022. The measurement period relating to dealership acquisitions is typically open for twelve months from the acquisition date, primarily for refining the estimate of the fair value of acquired vehicle inventories. The primary items that generated the goodwill are the value of the expected synergies between the acquired businesses and the Company and the acquired assembled workforce, neither of which qualify for recognition as a separately identified intangible asset. For the three months ended March 31, 2022, acquired goodwill of $23.3 million was expected to be deductible for tax purposes. Included in the condensed consolidated financial statements for the three months ended March 31, 2022 were $4.9 million of revenue, and $0.3 million of pre-tax income, respectively of the acquired dealerships from the applicable acquisition dates. Pro forma information on these acquisitions has not been included, because the Company has deemed them to not be individually or cumulatively material.

13. Income Taxes

CWH is organized as a Subchapter C corporation and, as of March 31, 2023, is a 52.6% owner of CWGS, LLC (see Note 16 — Non-Controlling Interests). CWGS, LLC is organized as a limited liability company and treated as a partnership for U.S. federal and most applicable state and local income tax purposes and as such, is generally not subject to any U.S. federal entity-level income taxes. However, certain CWGS, LLC subsidiaries, including Americas Road and Travel Club, Inc. and FreedomRoads RV, Inc. and their wholly-owned subsidiaries, are subject to entity-level taxes as they are Subchapter C corporations (“C-Corps”).

LLC Conversion

CW, including certain of its subsidiaries, were previously taxable as C-Corps and subject to entity-level taxes. CW had historically generated operating losses for tax purposes. Only losses subject to taxes in certain state jurisdictions were available to offset taxable income generated by the Company’s other businesses. The Company completed the steps necessary to convert CW and certain of its subsidiaries from C-Corps to LLCs with an effective date of January 2, 2023 (the “LLC Conversion”). All required filings for the conversion to LLCs were made by December 31, 2022. Accordingly, the effect of the LLC Conversion was recorded during the year ended December 31, 2022, pursuant to the rules prescribed under ASC 740, Income Taxes, as the filings were perfunctory. Beginning with the year ending December 31, 2023, the operating losses of CW and its subsidiaries will offset taxable income generated by the Company’s other LLC businesses. As a result, both income tax expense recognized by CWH and the amount of required tax distributions paid to holders of common units in CWGS, LLC, under the CWGS LLC Agreement, will decrease. The LLC Conversion has allowed the Company to more easily integrate its retail and dealership operations and more seamlessly share resources within the RV and Outdoor Retail segment, while providing an expected future cash flow benefit for the operating companies.

During the three months ended March 31, 2023, there was no significant income tax expense recorded relating to the LLC Conversion.

Effective Income Tax Rate

For the three months ended March 31, 2023, the Company's effective income tax rate was 5.3%, which differed from the federal statutory rate of 21.0% and apportioned state tax rate of approximately 4.3% primarily due to a portion of the Company’s earnings being attributable to non-controlling interests in limited liability companies, which are not subject to entity level taxes.

For the three months ended March 31, 2022, the Company's effective income tax rate was 16.4%, which differed from the federal statutory rate of 21.0% primarily due to a portion of the Company’s earnings being attributable to non-controlling interests in limited liability companies, which are not subject to entity level taxes, net of income tax benefits of $0.7 million related to current state combined unitary losses. Additionally, for the three months ended March 31, 2022, the Company reduced its deferred tax asset by $9.4 million relating to CWH’s investment in CWGS, LLC for the change in ownership of CWGS, LLC from the treasury stock repurchase of 2.6 million shares of Class A common stock (see Note 15 — Stockholders’ Equity). These treasury stock repurchases result in a commensurate reduction in common units in CWGS, LLC held by CWH.

Tax Receivable Agreement

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

On January 1, 2023, giftees of common units that had been gifted by CWGS Holding, LLC, a wholly-owned subsidiary of ML Acquisition Company, LLC, which is indirectly owned by Marcus Lemonis, the Company’s Chairman and Chief Executive Officer, redeemed 2.0 million common units in CWGS, LLC for 2.0 million shares of the Company’s Class A common stock (see Note 16 — Non-Controlling Interests). The increase in deferred tax assets, the non-current portion of the Tax Receivable Agreement liability, and additional paid-in capital resulting from these redemptions was $6.3 million, $5.4 million, and $0.9 million, respectively. Payments pursuant to the Tax Receivable Agreement relating to these redemptions will begin during the year ending December 31, 2024.

During the three months ended March 31, 2022, the Tax Receivable Agreement liability and the related Deferred Tax Assets for the Tax Receivable Agreement liability and the investment in CWGS, LLC increased $0.4 million and $0.5 million, respectively, as a result of a Continuing Equity Owner’s redemption of 50,000 common units in CWGS, LLC for 50,000 shares of the Company’s Class A common stock and were recorded to additional paid-in capital (see the condensed consolidated statements of stockholders’ equity). Payments pursuant to the Tax Receivable Agreement relating to this redemption began during the year ending December 31, 2023.

14. Related Party Transactions

Transactions with Directors, Equity Holders and Executive Officers

FreedomRoads leases various retail locations from managers and officers. During the three months ended March 31, 2023 and 2022, the related party lease expense for these locations were $1.5 million and $0.6 million, respectively, which were included in selling, general, and administrative expenses in the condensed consolidated statements of operations.

In January 2012, FreedomRoads entered into a lease for the offices in Lincolnshire, Illinois, which was amended in March 2013, November 2019, October 2020, and October 2021 (the “Lincolnshire Lease”). For the three months ended March 31, 2023 and 2022, rental payments for the Lincolnshire Lease, including common area maintenance charges, were each $0.2 million, which were included in selling, general, and administrative expenses in the condensed consolidated statements of operations. The Company’s Chairman and Chief Executive Officer has personally guaranteed the Lincolnshire Lease.

The Company had an expense reimbursement payable to Mr. Lemonis of $0.1 million at March 31, 2022, relating primarily to advertising expenses for the Company that were processed through Mr. Lemonis’ social media accounts, which was paid in 2022. This payable was included in accounts payable in the condensed consolidated balance sheets.

Other Transactions

The Company paid Kaplan, Strangis and Kaplan, P.A., of which Andris A. Baltins is a member, and a member of the Company’s Board of Directors, $0.1 million for the three months ended March 31, 2022 for legal services, which were included in selling, general, and administrative expenses in the condensed consolidated statements of operations.

15. Stockholders’ Equity

Stock Repurchase Program

During the three months ended March 31, 2023, the Company did not repurchase Class A common stock under the stock repurchase program. During the three months ended March 31, 2022, the Company repurchased 2,592,524 shares of Class A common stock under this program for approximately $79.8 million, including commissions paid, at a weighted average price per share of $30.76, which was recorded as treasury stock on the condensed consolidated balance sheets. Class A common stock held as treasury stock is not considered outstanding. During the three months ended March 31, 2023 and 2022, the Company reissued 25,696 and 99,907 shares of Class A common stock from treasury stock, respectively, to settle the exercises of stock options and vesting of restricted stock units.

Repurchases under the stock repurchase program are subject to any applicable limitations on the availability of funds to be distributed to the Company by CWGS, LLC to fund repurchases and may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases to be determined at the Company’s discretion, depending on market conditions and corporate needs. Open market repurchases will be structured to occur in accordance with applicable federal securities laws, including within the pricing and volume requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The Company may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of its shares under this authorization. This program does not obligate the Company to acquire any particular amount of Class A common stock and the program may be extended, modified, suspended or discontinued at any time at the Board’s discretion. The Company expects to fund the repurchases using cash on hand. As of March 31, 2023, the remaining approved amount for repurchases of Class A common stock under the share repurchase program was approximately $120.2 million and the program expires on December 31, 2025.

16. Non-Controlling Interests

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

The following table summarizes the CWGS, LLC common unit ownership by CWH and the Continuing Equity Owners:

	As of March 31, 2023		As of December 31, 2022		As of March 31, 2022
	Common Units	Ownership %	Common Units	Ownership %	Common Units	Ownership %
CWH	44,466,636	52.6%	42,440,940	50.2%	41,688,339	49.8%
Continuing Equity Owners	40,044,536	47.4%	42,044,536	49.8%	42,044,536	50.2%
Total	84,511,172	100.0%	84,485,476	100.0%	83,732,875	100.0%

During December 2022, CWGS Holding, LLC, a wholly-owned subsidiary of ML Acquisition Company, LLC, which is indirectly owned by each of Stephen Adams, a former member of the Company’s Board of Directors, and Marcus Lemonis, the Company’s Chairman and Chief Executive Officer gifted 2,000,000 common units of CWGS, LLC in total to a college and hospital (“2022 Common Unit Giftees”), which resulted in the corresponding 2,000,000 shares of Class B common stock being transferred to the 2022 Common Unit Giftees. On January 1, 2023, the 2022 Common Unit Giftees redeemed the 2,000,000 common units of CWGS, LLC for 2,000,000 shares of the Company’s Class A common stock, which also resulted in the cancellation of

2,000,000 shares of the Company’s Class B common stock that had been transferred to the 2022 Common Unit Giftees with no additional consideration provided.

The following table summarizes the effects of changes in ownership in CWGS, LLC on the Company’s equity:

	Three Months Ended March 31,
($ in thousands)	2023	2022
Net income attributable to Camping World Holdings, Inc.	$3,169	$44,730
Transfers to non-controlling interests:
Decrease in additional paid-in capital as a result of the purchase of common units from CWGS, LLC with proceeds from the exercise of stock options	(17)	(111)
Decrease in additional paid-in capital as a result of the vesting of restricted stock units	(1,104)	(4,067)
Increase in additional paid-in capital as a result of repurchases of Class A common stock for withholding taxes on vested RSUs	128	243
Increase in additional paid-in capital as a result of repurchases of Class A common stock for treasury stock	—	28,398
Increase in additional paid-in capital as a result of the redemption of common units of CWGS, LLC	9,673	416
Change from net income attributable to Camping World Holdings, Inc. and transfers to non-controlling interests	$11,849	$69,609

17. Equity-Based Compensation Plans

The following table summarizes the equity-based compensation that has been included in the following line items within the condensed consolidated statements of operations during:

	Three Months Ended March 31,
($ in thousands)	2023	2022
Equity-based compensation expense:
Costs applicable to revenue	$132	$141
Selling, general, and administrative	6,226	11,533
Total equity-based compensation expense	$6,358	$11,674

The following table summarizes stock option activity for the three months ended March 31, 2023:

Stock Options
(in thousands)
Outstanding at December 31, 2022	238
Exercised	(2)
Forfeited	(5)
Outstanding and exercisable at March 31, 2023	231

The following table summarizes restricted stock unit activity for the three months ended March 31, 2023:

Restricted
Stock Units
(in thousands)
Outstanding at December 31, 2022	2,549
Granted	261
Vested	(37)
Forfeited	(79)
Outstanding at March 31, 2023	2,694

During the three months ended March 31, 2023, the Company granted 261,308 RSUs to employees with an aggregate grant date fair value of $4.7 million and weighted-average grant date fair value of $18.12 per RSU, which will be recognized, net of forfeitures, over a vesting period of five years.

18. Earnings Per Share

Basic earnings per share of Class A common stock is computed by dividing net income attributable to Camping World Holdings, Inc. by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted earnings per share of Class A common stock is computed by dividing net income attributable to Camping World Holdings, Inc. by the weighted-average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive securities.

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

	Three Months Ended March 31,
(In thousands except per share amounts)	2023	2022
Numerator:
Net income	$4,903	$107,299
Less: net income attributable to non-controlling interests	(1,734)	(62,569)
Net income attributable to Camping World Holdings, Inc. — basic	$3,169	$44,730
Add: reallocation of net income attributable to non-controlling interests from the assumed dilutive effect of stock options and RSUs	—	332
Add: reallocation of net income attributable to non-controlling interests from the assumed redemption of common units of CWGS, LLC for Class A common stock	1,297	—
Net income attributable to Camping World Holdings, Inc. — diluted	$4,466	$45,062
Denominator:
Weighted-average shares of Class A common stock outstanding — basic	44,455	43,553
Dilutive options to purchase Class A common stock	15	88
Dilutive restricted stock units	202	574
Dilutive common units of CWGS, LLC that are convertible into Class A common stock	40,045	—
Weighted-average shares of Class A common stock outstanding — diluted	84,717	44,215

Earnings per share of Class A common stock — basic	$0.07	$1.03
Earnings per share of Class A common stock — diluted	$0.05	$1.02

Weighted-average anti-dilutive securities excluded from the computation of diluted earnings per share of Class A common stock:
Restricted stock units	2,122	1,632
Common units of CWGS, LLC that are convertible into Class A common stock	—	42,045

Shares of the Company’s Class B common stock and Class C common stock do not share in the earnings or losses of the Company and are therefore not participating securities. As such, separate basic and diluted earnings per share of Class B common stock or Class C common stock under the two-class method has not been presented.

19. Segments Information

Reportable segment revenue; segment income; floor plan interest expense; depreciation and amortization; other interest expense, net; and total assets are as follows:

	Three Months Ended March 31, 2023
	Good Sam	RV and
	Services	Outdoor	Intersegment
($ in thousands)	and Plans	Retail	Eliminations	Total
Revenue:
Good Sam services and plans	$46,963	$—	$(596)	$46,367
New vehicles	—	647,930	(1,178)	646,752
Used vehicles	—	445,687	(941)	444,746
Products, service and other	—	207,835	(174)	207,661
Finance and insurance, net	—	130,305	(533)	129,772
Good Sam Club	—	11,582	—	11,582
Total consolidated revenue	$46,963	$1,443,339	$(3,422)	$1,486,880

	Three Months Ended March 31, 2022
	Good Sam	RV and
	Services	Outdoor	Intersegment
($ in thousands)	and Plans	Retail	Eliminations	Total
Revenue:
Good Sam services and plans	$44,829	$—	$(270)	$44,559
New vehicles	—	836,572	(1,613)	834,959
Used vehicles	—	403,818	(786)	403,032
Products, service and other	—	215,218	(245)	214,973
Finance and insurance, net	—	157,783	(4,405)	153,378
Good Sam Club	—	11,495	—	11,495
Total consolidated revenue	$44,829	$1,624,886	$(7,319)	$1,662,396

	Three Months Ended March 31,
($ in thousands)	2023	2022
Segment income:(1)
Good Sam Services and Plans	$23,619	$21,172
RV and Outdoor Retail	32,584	151,499
Total segment income	56,203	172,671
Corporate & other	(3,777)	(4,277)
Depreciation and amortization	(14,637)	(25,535)
Other interest expense, net	(31,113)	(14,301)
Other expense, net	(1,500)	(223)
Income before income taxes	$5,176	$128,335

(1)	Segment income is defined as income from operations before depreciation and amortization plus floor plan interest expense.

	Three Months Ended March 31,
($ in thousands)	2023	2022
Depreciation and amortization:
Good Sam Services and Plans	$952	$790
RV and Outdoor Retail	13,685	24,745
Total depreciation and amortization	$14,637	$25,535

	Three Months Ended March 31,
($ in thousands)	2023	2022
Other interest expense, net:
Good Sam Services and Plans	$(55)	$—
RV and Outdoor Retail	5,797	2,751
Subtotal	5,742	2,751
Corporate & other	25,371	11,550
Total other interest expense, net	$31,113	$14,301

	March 31,	December 31,	March 31,
($ in thousands)	2023	2022	2022
Assets:
Good Sam Services and Plans	$89,308	$130,841	$77,791
RV and Outdoor Retail	4,331,314	4,448,354	4,355,236
Subtotal	4,420,622	4,579,195	4,433,027
Corporate & other	209,891	220,952	294,508
Total assets	$4,630,513	$4,800,147	$4,727,535

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes included in Part I, Item 1 of this Form 10-Q, as well as our Annual Report on Form 10-K for the year ended December 31, 2022 (the “Annual Report”). This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various important factors, including those set forth under “Risk Factors” included in Part I, Item 1A of our Annual Report, Part II, Item 1A of this Form 10-Q, the “Cautionary Note Regarding Forward-Looking Statements” in this Form 10-Q and in other parts of this Form 10-Q. Except to the extent that differences among reportable segments are material to an understanding of our business taken as a whole, we present the discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations on a consolidated basis.

For purposes of this Form 10-Q, we define an "Active Customer" as a customer who has transacted with us in any of the eight most recently completed fiscal quarters prior to the date of measurement. Unless otherwise indicated, the date of measurement is March 31, 2023, our most recently completed fiscal quarter.

Overview

Camping World Holdings, Inc. (together with its subsidiaries) is America’s largest retailer of recreational RVs and related products and services. Our vision is to build a long-term legacy business that makes RVing fun and easy, and our Camping World and Good Sam brands have been serving RV consumers since 1966. We strive to build long-term value for our customers, employees, and shareholders by combining a unique and comprehensive assortment of RV products and services with a national network of RV dealerships, service centers and customer support centers along with the industry’s most extensive online presence and a highly-trained and knowledgeable team of associates serving our customers, the RV lifestyle, and the communities in which we operate. We also believe that our Good Sam organization and family of programs and services uniquely enables us to connect with our customers as stewards of the RV lifestyle. On March 31, 2023, we operated a total of 195 retail locations, with 194 of these selling and/or servicing RVs. See Note 1 – Summary of Significant Accounting Policies to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

A summary of the changes in quantities and types of retail stores and changes in same stores from March 31, 2022 to March 31, 2023, are in the table below:

	RV	RV Service &	Other		Same
	Dealerships	Retail Centers	Retail Stores	Total	Store(2)
Number of store locations as of March 31, 2022	179	10	1	190	170
Opened	9	1	—	10	—
Re-opened	1	—	—	1	—
Converted	1	(1)	—	—	(1)
Temporarily closed	—	(1)	—	(1)	(1)
Closed (1)	(2)	(3)	—	(5)	(4)
Achieved designation of same store (2)	—	—	—	—	15
Number of store locations as of March 31, 2023	188	6	1	195	179

(1)	One closed RV dealership had not reached the criteria to be designated as a same store before its closure.
(2)	Our same store revenue and units calculations for a given period include only those stores that were open both at the end of the corresponding period and at the beginning of the preceding fiscal year.

Industry Trends

According to the RV Industry Association’s survey of manufacturers, wholesale shipments for 2022 were 493,268 units, 17.8% less than in 2021, the all-time record year for shipments, but was still the third best year on record. Wholesale shipments for the first quarter of 2023 were 54.3% less than the first quarter of 2022, primarily due to reduced shipments of towable vehicles.

Thor Industries, our largest supplier of RVs, disclosed in its Form 10-Q for the three months ended January 31, 2023 as filed with the Securities and Exchange Commission on March 7, 2023 that its North American RV order backlog as of January 31, 2023 had declined 80% compared to January 31, 2022. Thor Industries also disclosed that it believes that as of January 31, 2023, the North American RV independent dealer inventory levels were generally higher than comfortable stocking levels for most of its towable products and generally aligned with desired levels for its motorized products.

The per unit cost of new vehicles has been significantly higher than we experienced prior to the COVID-19 pandemic, which was largely driven by the RV manufacturers’ supply constraints, which began in 2020 and continued through early 2022, and the strong demand for new vehicles, as well as the impact of higher inflation and interest rates. These higher costs have been partially mitigated by the higher average selling prices on new vehicles, but we experienced a decrease in new vehicle gross margins during the year ended December 31, 2022, which has continued into 2023, as a result of these higher costs. We expect average selling prices may decrease over time as industry-wide supply continues to normalize, which would continue to reduce new vehicle gross margins. We will continue to evaluate supplier pricing, among other criteria, as part of our vehicle procurement process.

Financial Institutions

The Company maintains the majority of its cash and cash equivalents in accounts with major U.S. and multi-national financial institutions, and our deposits at certain of these institutions exceed insured limits. Market conditions can impact the viability of these institutions. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we will be able to access uninsured funds in a timely manner or at all.

Inflation

During the three months ended March 31, 2023, we experienced the impact of inflation on our operations, particularly with the increased cost of new vehicles. The price risk relating to new vehicles includes the cost from the manufacturer, as well as freight and logistics costs. Each of these costs have been impacted, to differing degrees, by factors such as high demand for product, supply chain disruptions, labor shortages, and increased fuel costs, some of which were caused, in part, by the COVID-19 pandemic. We expect these cost pressures to continue during 2023.

We have increased labor rates as a response to the generally higher cost of living experienced in much of the United States in recent quarters. While we regularly review our compensation arrangements to ensure that our pay practices are competitive, beginning in the fourth quarter of 2022, we made meaningful adjustments to labor rates which were mostly offset by other cost reductions which included reduced headcount in the fourth quarter of 2022 and the elimination or reduction of underperforming assets, locations, and business lines.

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

Strategic Shift

In 2019, we made a strategic decision to refocus our business around our core RV competencies. The Company does not expect to close additional locations or incur further one-time termination benefits or incremental reserve charges in connection with the 2019 Strategic Shift. The remaining potential ongoing charges under the 2019 Strategic Shift relate to lease termination costs and other associated costs relating to the leases of previously closed locations under the 2019 Strategic Shift. The process of identifying subtenants and negotiating lease terminations has been delayed, which initially was in part due to the COVID-19 pandemic, and these delays are expected to continue. The timing of these negotiations will vary as both subleases and terminations are contingent on landlord approvals. We expect that most of the remaining leases under the 2019 Strategic Shift will be subleased or terminated by December 31, 2023. See Note 4 — Restructuring and Long-Lived Asset Impairment to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

Comparison of Certain Trends to Pre-COVID-19 Pandemic Periods

Beginning in the first quarter of 2021 and continuing through the first quarter of 2023, the Company has experienced sequential decreases in new vehicle gross margin, primarily due to the higher cost of new vehicles resulting from the lower industry supply of travel trailers and motorhomes for much of 2021. However, first quarter 2023 new vehicle gross margins were within a similar range that the Company experienced in the first quarter pre-COVID-19 pandemic periods of 2016 to 2019, which we believe are more typical demand environments than during the COVID-19 pandemic.

Additionally, the percentage of total unit sales relating to used vehicles was significantly higher in the first quarter of 2023 compared to the pre-COVID-19 pandemic periods of 2016 to 2019. The Company is continuing to execute on its used vehicle strategy, which differentiates it from the competition with proprietary tools, such as the RV Valuator, focus on the development and retention of its service technician team, and investment in its service bay infrastructure.

The following table presents vehicle gross margin and unit sale mix for the three months ended March 31, 2023 and pre-COVID-19 pandemic periods of the three months ended March 31, 2019, 2018, 2017, and 2016 (unaudited):

	Three Months Ended March 31,
	2023	2019(1)	2018(1)	2017(1)	2016(1)
Gross margin:
New vehicles	13.8%	12.6%	13.0%	13.6%	14.5%
Used vehicles	23.1%	20.6%	22.0%	23.3%	18.3%

Unit sales mix:
New vehicles	52.8%	64.7%	66.4%	67.9%	56.7%
Used vehicles	47.2%	35.3%	33.6%	32.1%	43.3%

(1)	These periods were prior to the COVID-19 pandemic.

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

More specifically, CWH is organized as a C-Corp and, as of March 31, 2023, is a 52.6% owner of CWGS, LLC. CWGS, LLC is organized as a limited liability company and treated as a partnership for U.S. federal and most applicable state and local income tax purposes and, as such is generally not subject to any U.S. federal entity-level income taxes (“Pass-Through”), with the exception of Americas Road and Travel Club, Inc. and FreedomRoads RV, Inc., and their wholly-owned subsidiaries, which are C-Corps embedded within the CWGS, LLC structure. As discussed below, prior to 2023, Camping World, Inc. (“CW”) and its wholly-owned subsidiaries were also C-Corps embedded within the CWGS, LLC structure.

By January 2, 2023, the “LLC Conversion” (see Note 13 — Income Taxes to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q) was completed. The Company expects that, beginning with the year ending December 31, 2023, the LLC Conversion will allow certain losses that previously would have been confined within the C-Corp portion of CWGS, LLC to instead offset a portion of income generated by the Pass-Through portion of CWGS, LLC, which would reduce the amount of income tax expense recorded by CWH. The LLC Conversion is also expected to reduce the amount of tax distributions required to be paid by CWGS, LLC to CWH and the non-controlling interest holders under the CWGS LLC Agreement beginning with the year ending December 31, 2023.

CWH receives an allocation of its share of the net income (loss) of CWGS, LLC based on CWH’s weighted-average ownership of CWGS, LLC for the period. CWH recognizes income tax expense on its pre-tax income including its portion of this income allocation from CWGS, LLC primarily relating to Pass-Through entities. The income tax relating to the net income (loss) of CWGS, LLC allocated to CWH that relates to separately taxed C-Corp entities is recorded within the consolidated results of CWGS, LLC. No income tax expense is recognized by the Company for the portion of net income of CWGS, LLC allocated to non-controlling interest other than income tax expense recorded by CWGS, LLC. Rather, tax distributions are paid to the non-controlling interest holders which are recorded as distributions to holders of LLC common units in the condensed consolidated statements of cash flows. CWH is subject to U.S. federal, state and local income taxes with respect to its allocable share of any taxable income of CWGS, LLC and is taxed at the prevailing corporate tax rates. For the three months ended March 31, 2023 and 2022, the Company used effective income tax rate assumptions of 25.3% and 25.4%, respectively, for income adjustments applicable to CWH when calculating the adjusted net income attributable to Camping World Holdings, Inc. ─ basic and diluted (see “Non-GAAP Financial Measures” in Part I, Item 2 of this Form 10-Q). CWGS, LLC may be liable for various other state and local taxes.

The following table presents the allocation of CWGS, LLC’s C-Corp and Pass-Through net income to CWH, the allocation of CWGS, LLC’s net income to non-controlling interests, income tax expense recognized by CWH, and other items:

	Three Months Ended March 31,
($ in thousands)	2023	2022
C-Corp portion of CWGS, LLC net income (loss) allocated to CWH	$10	$(13,830)
Pass-Through portion of CWGS, LLC net income allocated to CWH	1,914	78,644
CWGS, LLC net income allocated to CWH	1,924	64,814
CWGS, LLC net income allocated to noncontrolling interests	1,734	62,569
CWGS, LLC net income	3,658	127,383
Income tax benefit (expense) recorded by CWH	944	(20,110)
Other incremental CWH net income	301	26
Net income	$4,903	$107,299

The following table presents further information on income tax expense:

	Three Months Ended March 31,
($ in thousands)	2023	2022
Income tax benefit (expense) recorded by CWH	$944	$(20,110)
Income tax expense recorded by CWGS, LLC	(1,217)	(926)
Income tax expense	$(273)	$(21,036)

Results of Operations

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

The following table sets forth information comparing the components of net income for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31, 2023		March 31, 2022
		Percent of		Percent of	Favorable/ (Unfavorable)
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%
Revenue:
Good Sam Services and Plans	$46,367	3.1%	$44,559	2.7%	$1,808	4.1%
RV and Outdoor Retail:
New vehicles	646,752	43.5%	834,959	50.2%	(188,207)	(22.5%)
Used vehicles	444,746	29.9%	403,032	24.2%	41,714	10.4%
Products, service and other	207,661	14.0%	214,973	12.9%	(7,312)	(3.4%)
Finance and insurance, net	129,772	8.7%	153,378	9.2%	(23,606)	(15.4%)
Good Sam Club	11,582	0.8%	11,495	0.7%	87	0.8%
Subtotal	1,440,513	96.9%	1,617,837	97.3%	(177,324)	(11.0%)
Total revenue	1,486,880	100.0%	1,662,396	100.0%	(175,516)	(10.6%)

Gross profit (exclusive of depreciation and amortization shown separately below):
Good Sam Services and Plans	30,215	2.0%	27,856	1.7%	2,359	8.5%
RV and Outdoor Retail:
New vehicles	89,210	6.0%	190,589	11.5%	(101,379)	(53.2%)
Used vehicles	102,799	6.9%	100,207	6.0%	2,592	2.6%
Products, service and other	78,643	5.3%	78,813	4.7%	(170)	(0.2%)
Finance and insurance, net	129,772	8.7%	153,378	9.2%	(23,606)	(15.4%)
Good Sam Club	10,381	0.7%	9,359	0.6%	1,022	10.9%
Subtotal	410,805	27.6%	532,346	32.0%	(121,541)	(22.8%)
Total gross profit	441,020	29.7%	560,202	33.7%	(119,182)	(21.3%)

Operating expenses:
Selling, general and administrative expenses	365,726	24.6%	385,315	23.2%	19,589	5.1%
Depreciation and amortization	14,637	1.0%	25,535	1.5%	10,898	42.7%
Long-lived asset impairment	7,045	0.5%	—	—	(7,045)	n/m
Lease termination	—	—	178	0.0%	178	n/m
(Gain) loss on sale or disposal of assets	(4,987)	(0.3%)	49	0.0%	5,036	n/m
Total operating expenses	382,421	25.7%	411,077	24.7%	28,656	7.0%
Income from operations	58,599	3.9%	149,125	9.0%	(90,526)	(60.7%)
Other expense:
Floor plan interest expense	(20,810)	(1.4%)	(6,266)	(0.4%)	(14,544)	(232.1%)
Other interest expense, net	(31,113)	(2.1%)	(14,301)	(0.9%)	(16,812)	(117.6%)
Other expense, net	(1,500)	(0.1%)	(223)	(0.0%)	(1,277)	(572.6%)
Total other expense	(53,423)	(3.6%)	(20,790)	(1.3%)	(32,633)	(157.0%)
Income before income taxes	5,176	0.3%	128,335	7.7%	(123,159)	(96.0%)
Income tax expense	(273)	(0.0%)	(21,036)	(1.3%)	20,763	98.7%
Net income	4,903	0.3%	107,299	6.5%	(102,396)	(95.4%)
Less: net income attributable to non-controlling interests	(1,734)	(0.1%)	(62,569)	(3.8%)	60,835	97.2%
Net income attributable to Camping World Holdings, Inc.	$3,169	0.2%	$44,730	2.7%	$(41,561)	(92.9%)

n/m – not meaningful

Supplemental Data

	Three Months Ended March 31,		Increase		Percent
	2023	2022	(decrease)		Change
Unit sales
New vehicles	13,912	19,020	(5,108)		(26.9%)
Used vehicles	12,432	10,976	1,456		13.3%
Total	26,344	29,996	(3,652)		(12.2%)

Average selling price
New vehicles	$46,489	$43,899	$2,590		5.9%
Used vehicles	$35,774	$36,719	$(945)		(2.6%)

Same store unit sales(1)
New vehicles	13,080	18,838	(5,758)		(30.6%)
Used vehicles	11,689	10,920	769		7.0%
Total	24,769	29,758	(4,989)		(16.8%)

Same store revenue(1) ($ in 000s)
New vehicles	$608,041	$827,676	$(219,635)		(26.5%)
Used vehicles	417,988	400,902	17,086		4.3%
Products, service and other	150,476	158,652	(8,176)		(5.2%)
Finance and insurance, net	121,893	152,275	(30,382)		(20.0%)
Total	$1,298,398	$1,539,505	$(241,107)		(15.7%)

Average gross profit per unit
New vehicles	$6,412	$10,020	$(3,608)		(36.0%)
Used vehicles	8,269	9,130	$(861)		(9.4%)
Finance and insurance, net per vehicle unit	4,926	5,113	$(187)		(3.7%)
Total vehicle front-end yield(2)	12,215	14,808	$(2,593)		(17.5%)

Gross margin
Good Sam Services and Plans	65.2%	62.5%	265	bps
New vehicles	13.8%	22.8%	(903)	bps
Used vehicles	23.1%	24.9%	(175)	bps
Products, service and other	37.9%	36.7%	121	bps
Finance and insurance, net	100.0%	100.0%	0	bps
Good Sam Club	89.6%	81.4%	821	bps
Subtotal RV and Outdoor Retail	28.5%	32.9%	(439)	bps
Total gross margin	29.7%	33.7%	(404)	bps

RV and Outdoor Retail Inventories ($ in 000s)
New vehicles	$1,219,889	$1,420,136	$(200,247)		(14.1%)
Used vehicles	510,689	423,409	87,280		20.6%
Products, parts, accessories and misc.	248,998	308,855	(59,857)		(19.4%)
Total RV and Outdoor Retail inventories	$1,979,576	$2,152,400	$(172,824)		(8.0%)

Vehicle inventory per location ($ in 000s)
New vehicle inventory per dealer location	$6,489	$7,934	$(1,445)		(18.2%)
Used vehicle inventory per dealer location	$2,716	$2,365	$351		14.8%

Vehicle inventory turnover(3)
New vehicle inventory turnover	1.9	2.5	(0.6)		(22.1%)
Used vehicle inventory turnover	3.3	3.4	(0.1)		(2.1%)

Retail locations
RV dealerships	188	179	9		5.0%
RV service & retail centers	6	10	(4)		(40.0%)
Subtotal	194	189	5		2.6%
Other retail stores	1	1	—		0.0%
Total	195	190	5		2.6%

Other data
Active Customers(4)	5,291,750	5,464,510	(172,760)		(3.2%)
Good Sam Club members	2,025,438	2,101,399	(75,961)		(3.6%)
Service bays (5)	2,682	2,538	144		5.7%
Finance and insurance gross profit as a % of total vehicle revenue	11.9%	12.4%	(50)	bps	n/a
Same store locations	179	n/a	n/a		n/a

(1)	Our same store revenue and units calculations for a given period include only those stores that were open both at the end of the corresponding period and at the beginning of the preceding fiscal year.
(2)	Front end yield is calculated as gross profit from new vehicles, used vehicles and finance and insurance (net), divided by combined new and used vehicle unit sales.
(3)	Inventory turnover calculated as vehicle costs applicable to revenue over the last twelve months divided by the average quarterly ending vehicle inventory over the last twelve months.

(4)	An Active Customer is a customer who has transacted with us in any of the eight most recently completed fiscal quarters prior to the date of measurement.
(5)	A service bay is a fully-constructed bay dedicated to service, installation, and collision offerings.

Revenue and Gross Profit

Good Sam Services and Plans

Good Sam Services and Plans revenue increased primarily due to increased contracts in force from the extended vehicle warranty, roadside assistance and Good Sam Insurance Agency programs, partially offset by fewer consumer shows produced.

Good Sam Services and Plans gross profit increased primarily due to increased contracts in force from the extended vehicle warranty, roadside assistance and Good Sam Insurance Agency programs, and expense management within direct-to-consumer businesses, partially offset by fewer consumer shows. Gross margin increased in the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily due to the improved results from the extended vehicle warranty programs and expense management.

RV and Outdoor Retail

New Vehicles

New vehicles revenue decreased primarily due to a 26.9% decrease in vehicles sold, partially offset by a 5.9% increase in the average selling price per vehicle sold. On a same store basis, new vehicles revenue decreased 26.5% to $608.0 million and new vehicles sold decreased 30.6%.

New vehicles gross profit decreased primarily due to an 18.3% increase in the average cost of new vehicles sold and a 26.9% decrease in new vehicles sold. The decrease in new vehicles gross margin was primarily due to compression from higher cost per unit sold, partially offset by the 5.9% increase in the average selling price of new vehicles.

Used Vehicles

Used vehicles revenue increased primarily due to a 13.3% increase in vehicles sold, driven by an increase in demand for used vehicles, as they are a lower-cost alternative to new vehicles, partially offset by a 2.6% decrease in average selling price per vehicle sold. On a same store basis, used vehicles revenue increased 4.3% to $418.0 million and vehicles sold increased 7.0%.

Used vehicles gross profit increased slightly primarily due to a 13.3% increase in vehicles sold, partially offset by a 2.6% decrease in average price per unit sold. Used vehicle gross margin decreased 175 basis points primarily due to a 2.6% decrease in the average selling price per vehicle sold.

Products, service and other

Products, service and other revenue decreased primarily due to lower demand for installable retail products driven in part by the decrease in total vehicle sales, as well as a reduction in demand for our RV furniture distribution business as RV manufacturers slowed RV production, partially offset by increases resulting from the liquidation of a significant amount of inventory from Active Sports, LLC (“Active Sports”), our specialty retail products business. On a same store basis, products, service and other revenue decreased 5.2% to $150.5 million for the three months ended March 31, 2023 from the three months ended March 31, 2022.

Products, service and other gross profit decreased slightly primarily due to the demand trends noted above and discounting of Active Sports merchandise. The increase in products, service and other gross margin was primarily due to increased labor billing rates.

Finance and Insurance, net

Finance and insurance revenue and gross profit is recorded net, since the Company is acting as an agent in the transaction, and commission is recognized when a finance and insurance product contract payment has been received or financing has been arranged. Finance and insurance, net decreased primarily due to the 12.2% decrease in total vehicles sold. Finance and insurance, net revenue as a percentage of new and used vehicle revenue was 11.9% for the three months ended March 31, 2023, a decrease from 12.4% for the three months ended March 31, 2022. On a same store basis, finance and insurance, net revenue decreased 20.0%, or $30.4 million, to $121.9 million versus the three months ended March 31, 2022.

Good Sam Club

Good Sam Club gross profit and gross margin increased primarily due to reduced marketing and wage-related expenses.

Operating Expenses and Other

Selling, general and administrative expenses

Selling, general and administrative expenses decreased primarily due to a $12.0 million decrease in commissions, a $6.8 million reduction in marketing and sponsorship spend, a $5.3 million decrease in equity-based compensation expense, and a $3.0 million reduction in wage-related expenses, partially offset by a $4.3 million increase in professional fees and a $3.2 million increase in other store and corporate overhead expenses.

The $5.3 million decrease in equity-based compensation expenses (See Note 17 — Equity-Based Compensation to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q) resulted primarily from (i) $3.0 million less expense related to the modification of restricted stock units to accelerate and/or continue vesting under employee separation agreements, post-termination consulting arrangements, and/or transition agreements, and (ii) fewer weighted-average restricted stock units outstanding from significantly fewer restricted stock units granted in 2022 compared to any of the years from 2017 to 2021.

Depreciation and amortization

Depreciation and amortization decreased primarily from $8.8 million of incremental accelerated amortization during the three months ended March 31, 2022 from the adjustment of the useful lives of certain trademark and trade name intangible assets associated with brands not traditionally associated with RVs that we were phasing out, and reduced capital expenditures. These trademark and trade name intangible assets were fully amortized as of March 31, 2022.

Long-Lived Asset Impairment

Long-lived asset impairment was $7.0 million for the three months ended March 31, 2023. See Note 4 – Restructuring and Long-Lived Asset Impairment to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

Floor plan interest expense

The significant increase in floor plan interest expense was primarily due to a 436 basis point increase in the average floor plan borrowing rate.

Other interest expense, net

Other interest expense, net increased primarily due to a 395 basis point increase in the Term Loan Facility average interest rate and a higher average principal balance from additional borrowings on the Company’s Real Estate Facilities (see Note 7 – Long-Term Debt to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q). The average interest rates for the Term Loan Facility at March 31, 2023 and 2022 were 7.20% and 3.25%, respectively.

Other expense, net

Other expense, net increased primarily as a result of the $1.3 million impairment of an equity method investment.

Income tax expense

Income tax expense decreased due to lower income generated from CWGS, LLC for which the Company is subject to U.S. federal and state taxes on its allocable share.

Segment results

The following table sets forth a reconciliation of total segment income to consolidated income before income taxes for each of our segments for the periods presented:

	Three Months Ended
	March 31, 2023		March 31, 2022		Favorable/
		Percent of		Percent of	(Unfavorable)
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%
Revenue:
Good Sam Services and Plans	$46,963	3.2%	$44,829	2.7%	$2,134	4.8%
RV and Outdoor Retail	1,443,339	97.1%	1,624,886	97.7%	(181,547)	(11.2%)
Elimination of intersegment revenue	(3,422)	(0.2%)	(7,319)	(0.4%)	3,897	53.2%
Total consolidated revenue	1,486,880	100.0%	1,662,396	100.0%	(175,516)	(10.6%)
Segment income:(1)
Good Sam Services and Plans	23,619	1.6%	21,172	1.3%	2,447	11.6%
RV and Outdoor Retail	32,584	2.2%	151,499	9.1%	(118,915)	(78.5%)
Total segment income	56,203	3.8%	172,671	10.4%	(116,468)	(67.5%)
Corporate & other	(3,777)	(0.3%)	(4,277)	(0.3%)	500	11.7%
Depreciation and amortization	(14,637)	(1.0%)	(25,535)	(1.5%)	10,898	42.7%
Other interest expense, net	(31,113)	(2.1%)	(14,301)	(0.9%)	(16,812)	(117.6%)
Other expense, net	(1,500)	(0.1%)	(223)	(0.0%)	(1,277)	(572.6%)
Income before income taxes	$5,176	0.3%	$128,335	7.7%	$(123,159)	(96.0%)

Same store revenue- RV and Outdoor Retail(2)	$1,298,398		$1,539,505		$(241,107)	(15.7%)

(1)	Segment income represents income for each of our reportable segments and is defined as income from operations before depreciation and amortization, plus floor plan interest expense.
(2)	Same store revenue definition not applicable to the Good Sam Services and Plans segment.

Good Sam Services and Plans

Good Sam Services and Plans revenue increased primarily due to increased contracts in force from the extended vehicle warranty, roadside assistance and Good Sam Insurance Agency programs, partially offset by fewer consumer shows produced.

Good Sam Services and Plans segment income increased primarily due the increased contracts in force from the extended vehicle warranty, roadside assistance and Good Sam Insurance Agency programs,

and expense management within direct-to-consumer businesses, partially offset by fewer consumer shows. Segment income margin increased 306 basis points to 50.3% primarily due to increased margin from the extended vehicle warranty programs for the three months ended March 31, 2023 versus the comparable period in 2022.

RV and Outdoor Retail

RV and Outdoor Retail segment revenue decreased primarily due to a $188.6 million, or 22.5%, decrease in new vehicles revenue, a $27.5 million, or 17.4%, decrease in finance and insurance, net revenue, and a $7.4 million, or 3.4%, decrease in products, service and other revenue, partially offset by a $41.9 million, or 10.4%, increase in used vehicles revenue, and a $0.1 million, or 0.8%, increase in Good Sam Club revenue.

RV and Outdoor Retail segment income decreased primarily due to decreased segment gross profit of $120.9 million primarily relating to reduced new vehicles sold, which also tends to result in a correlating decrease in finance and insurance, net revenue, and increased cost per new vehicle, a $14.5 million increase in floor plan interest expense, and a $7.0 million increase in long-lived asset impairment, partially offset by an $18.4 million decrease in selling, general and administrative expenses (see discussion of selling, general and administrative expenses above for the similar drivers of this change), a $0.2 million decrease in lease termination expense, and a $5.0 million increase in gain on sale or disposal of assets. RV and Outdoor Retail segment margin decreased to 2.3% in the three months ended March 31, 2023 from 9.3% in the three months ended March 31, 2022 primarily due to increased new vehicles costs, reduced penetration of the finance and insurance products for the current quarter, and to a lesser extent, a lower sales price per unit for used vehicles.

Corporate and other expenses

The decrease in corporate and other expenses was primarily due to the fees incurred in the first quarter of 2022 relating to the cybersecurity incident in February 2022 that were not recurring in 2023.

Non-GAAP Financial Measures

To supplement our condensed consolidated financial statements, which are prepared and presented in accordance with accounting principles generally accepted in the United States (“GAAP”), we use the following non-GAAP financial measures: EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Net Income Attributable to Camping World Holdings, Inc. – Basic, Adjusted Net Income Attributable to Camping World Holdings, Inc. – Diluted, Adjusted Earnings Per Share – Basic, and Adjusted Earnings Per Share – Diluted (collectively the "Non-GAAP Financial Measures"). We believe that these Non-GAAP Financial Measures, when used in conjunction with GAAP financial measures, provide useful information about operating results, enhance the overall understanding of past financial performance and future prospects, and allow for greater transparency with respect to the key metrics we use in our financial and operational decision making. These Non-GAAP Financial Measures are also frequently used by analysts, investors and other interested parties to evaluate companies in the Company’s industry and are used by management to evaluate our operating performance, to evaluate the effectiveness of strategic initiatives, and for planning purposes. By providing these Non-GAAP Financial Measures, together with reconciliations, we believe we are enhancing investors’ understanding of our business and our results of operations, as well as assisting investors in evaluating how well we are executing our strategic initiatives. In addition, our Senior Secured Credit Facilities use Adjusted EBITDA, as calculated for our subsidiary CWGS Group, LLC, to measure our compliance with covenants such as the consolidated leverage ratio. The Non-GAAP Financial Measures have limitations as analytical tools, and the presentation of this financial information is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. They should not be construed as an inference that the Company’s future results will be unaffected by any items adjusted for in these Non-GAAP Financial Measures. In evaluating these Non-GAAP Financial Measures, it is reasonable to expect that certain of these items will occur in future periods. However, we believe these adjustments are appropriate because the amounts recognized can vary significantly from period to period, do not directly relate to the ongoing operations of our business and complicate comparisons of our internal operating results and operating results of other companies over time. Each of the normal recurring adjustments and other adjustments described in this section and in the reconciliation tables below help management with a measure of our core operating performance over time by removing items that are not related to day-to-day operations.

For periods beginning after December 31, 2022, we are no longer including the other associated costs category of expenses relating to the 2019 Strategic Shift as restructuring costs for purposes of our Non-GAAP Financial Measures, since these costs are not expected to be significant in future periods. For a discussion of the 2019 Strategic Shift, see Note 4 — Restructuring and Long-Lived Asset Impairment to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

The Non-GAAP Financial Measures that we use are not necessarily comparable to similarly titled measures used by other companies due to different methods of calculation.

EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin

We define “EBITDA” as net income before other interest expense, net (excluding floor plan interest expense), provision for income tax expense and depreciation and amortization. We define “Adjusted EBITDA” as EBITDA further adjusted for the impact of certain noncash and other items that we do not consider in our evaluation of ongoing operating performance. These items include, among other things, long-lived asset impairment, lease termination costs, gains and losses on sale or disposal of assets, net, equity-based compensation, restructuring costs related to the 2019 Strategic Shift, loss and impairment on investments in equity securities, and other unusual or one-time items. We define “Adjusted EBITDA Margin” as Adjusted EBITDA as a percentage of total revenue. We caution investors that amounts presented in accordance with our definitions of EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin may not be comparable to similar measures disclosed by our competitors, because not all companies and analysts calculate EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin in the same manner. We present EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin because we consider them to be important supplemental measures of our performance and believe they are frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. Management believes that investors’ understanding of our performance is enhanced by including these Non-GAAP Financial Measures as a reasonable basis for comparing our ongoing results of operations.

The following table reconciles EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin to the most directly comparable GAAP financial performance measures:

	Three Months Ended March 31,
($ in thousands)	2023	2022
EBITDA and Adjusted EBITDA:
Net income	$4,903	$107,299
Other interest expense, net	31,113	14,301
Depreciation and amortization	14,637	25,535
Income tax expense	273	21,036
Subtotal EBITDA	50,926	168,171
Long-lived asset impairment (a)	7,045	—
Lease termination (b)	—	178
(Gain) loss on sale or disposal of assets, net (c)	(4,987)	49
Equity-based compensation (d)	6,358	11,674
Restructuring costs (e)	—	2,023
Loss and impairment on investments in equity securities (f)	1,499	—
Adjusted EBITDA	$60,841	$182,095

	Three Months Ended March 31,
(as percentage of total revenue)	2023	2022
Adjusted EBITDA margin:
Net income margin	0.3%	6.5%
Other interest expense, net	2.1%	0.9%
Depreciation and amortization	1.0%	1.5%
Income tax expense	0.0%	1.3%
Subtotal EBITDA margin	3.4%	10.1%
Long-lived asset impairment (a)	0.5%	—
Lease termination (b)	—	0.0%
(Gain) loss on sale or disposal of assets, net (c)	(0.3%)	0.0%
Equity-based compensation (d)	0.4%	0.7%
Restructuring costs (e)	—	0.1%
Loss and impairment on investments in equity securities (f)	0.1%	—
Adjusted EBITDA margin	4.1%	11.0%

(a)	Represents long-lived asset impairment charges related to the RV and Outdoor Retail segment. See Note 4 – Restructuring and Long-Lived Asset Impairment to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional information.
(b)	Represents the loss on the termination of operating leases, relating to the 2019 Strategic Shift, resulting from the lease termination fees and the derecognition of the operating lease assets and liabilities. See Note 4– Restructuring and Long-Lived Asset Impairment to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional information.
(c)	Represents an adjustment to eliminate the gains and losses on disposals and sales of various assets.
(d)	Represents non-cash equity-based compensation expense relating to employees, directors, and consultants of the Company.
(e)	Represents restructuring costs relating to our 2019 Strategic Shift for periods ending on or before December 31, 2022. These restructuring costs include other associated costs. These costs exclude lease termination costs, which are presented separately above. See Note 4 – Restructuring and Long-Lived Asset Impairment to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional information.
(f)	Represents loss and impairment on investments in equity securities for periods beginning after December 31, 2022. Amounts relating to periods prior to 2023 were not significant. These amounts are included in other expense, net in the condensed consolidated statements of operations. During the three months ended March 31, 2023, this amount included a $1.3 million impairment on an equity method investment.

Adjusted Net Income Attributable to Camping World Holdings, Inc. and Adjusted Earnings Per Share

We define “Adjusted Net Income Attributable to Camping World Holdings, Inc. – Basic” as net income attributable to Camping World Holdings, Inc. adjusted for the impact of certain non-cash and other items that we do not consider in our evaluation of ongoing operating performance. These items include, among other things, long-lived asset impairment, lease termination costs, gains and losses on sale or disposal of assets, net, equity-based compensation, restructuring costs related to the 2019 Strategic Shift, loss and impairment on investments in equity securities, other unusual or one-time items, the income tax expense effect of these adjustments, and the effect of net income attributable to non-controlling interests from these adjustments.

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

The following table reconciles Adjusted Net Income Attributable to Camping World Holdings, Inc. – Basic, Adjusted Net Income Attributable to Camping World Holdings, Inc. – Diluted, Adjusted Earnings Per Share – Basic, and Adjusted Earnings Per Share – Diluted to the most directly comparable GAAP financial performance measure:

	Three Months Ended March 31,
(In thousands except per share amounts)	2023	2022
Numerator:
Net income attributable to Camping World Holdings, Inc.	$3,169	$44,730
Adjustments related to basic calculation:
Long-lived asset impairment (a):
Gross adjustment	7,045	—
Income tax expense for above adjustment (b)	(938)	—
Lease termination (c):
Gross adjustment	—	178
Income tax expense for above adjustment (b)	—	—
(Gain) loss on sale or disposal of assets (d):
Gross adjustment	(4,987)	49
Income tax benefit for above adjustment (b)	665	—
Equity-based compensation (e):
Gross adjustment	6,358	11,674
Income tax expense for above adjustment (b)	(857)	(1,337)
Restructuring costs (f):
Gross adjustment	—	2,023
Income tax expense for above adjustment (b)	—	—
Loss and impairment on investments in equity securities (g):
Gross adjustment	1,499	—
Income tax expense for above adjustment (b)	(200)	—
Adjustment to net income attributable to non-controlling interests resulting from the above adjustments (h)	(4,688)	(6,827)
Adjusted net income attributable to Camping World Holdings, Inc. – basic	7,066	50,490
Adjustments related to diluted calculation:
Reallocation of net income attributable to non-controlling interests from the dilutive effect of stock options and restricted stock units (i)	—	533
Income tax on reallocation of net income attributable to non-controlling interests from the dilutive effect of stock options and restricted stock units (j)	—	(158)
Reallocation of net income attributable to non-controlling interests from the dilutive redemption of common units in CWGS, LLC (i)	6,422	—
Income tax on reallocation of net income attributable to non-controlling interests from the dilutive redemption of common units in CWGS, LLC (j)	(1,615)	—
Adjusted net income attributable to Camping World Holdings, Inc. – diluted	$11,873	$50,865
Denominator:
Weighted-average Class A common shares outstanding – basic	44,455	43,553
Adjustments related to diluted calculation:
Dilutive redemption of common units in CWGS, LLC for shares of Class A common stock (l)	40,045	—
Dilutive options to purchase Class A common stock (l)	15	88
Dilutive restricted stock units (l)	202	574
Adjusted weighted average Class A common shares outstanding – diluted	84,717	44,215

Adjusted earnings per share - basic	$0.16	$1.16
Adjusted earnings per share - diluted	$0.14	$1.15

Anti-dilutive amounts (m):
Numerator:
Reallocation of net income attributable to non-controlling interests from the anti-dilutive redemption of common units in CWGS, LLC (i)	$—	$68,863
Income tax on reallocation of net income attributable to non-controlling interests from the anti-dilutive redemption of common units in CWGS, LLC (j)	$—	$(20,392)
Assumed income tax benefit of combining C-Corps with full or partial valuation allowances with the income of other consolidated entities after the anti-dilutive redemption of common units in CWGS, LLC (k)	$—	$6,348
Denominator:
Anti-dilutive redemption of common units in CWGS, LLC for shares of Class A common stock (l)	—	42,045

	Three Months Ended March 31,
(In thousands except per share amounts)	2023	2022
Reconciliation of per share amounts:
Earnings per share of Class A common stock — basic	$0.07	$1.03
Non-GAAP Adjustments (n)	0.09	0.13
Adjusted earnings per share - basic	$0.16	$1.16

Earnings per share of Class A common stock — diluted	$0.05	$1.02
Non-GAAP Adjustments (n)	0.09	0.13
Adjusted earnings per share - diluted	$0.14	$1.15

(a)	Represents long-lived asset impairment charges related to the RV and Outdoor Retail segment. See Note 4 – Restructuring and Long-Lived Asset Impairment to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional information.
(b)	Represents the current and deferred income tax expense or benefit effect of the above adjustments. For periods ending on or before December 31, 2022, many of these adjustments were related to entities with full valuation allowances for which no tax benefit could be recognized. This assumption uses an effective tax rate of 25.3% and 25.4% for the adjustments for the 2023 and 2022 periods, respectively, which represents the estimated tax rate that would apply had the above adjustments been included in the determination of our non-GAAP metric.
(c)	Represents the loss on termination of operating leases, relating to the 2019 Strategic Shift, resulting from the lease termination fees and the derecognition of the operating lease assets and liabilities. See Note 4 – Restructuring and Long-Lived Asset Impairment to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional information.
(d)	Represents an adjustment to eliminate the gains and losses on disposals and sales of various assets.
(e)	Represents non-cash equity-based compensation expense relating to employees, directors, and consultants of the Company.
(f)	Represents restructuring costs relating to our 2019 Strategic Shift for periods ending on or before December 31, 2022. These restructuring costs include other associated costs. These costs exclude lease termination costs, which are presented separately above. See Note 4 – Restructuring and Long-Lived Asset Impairment to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional information.
(g)	Represents loss and impairment on investments in equity securities for periods beginning after December 31, 2022. Amounts relating to periods prior to 2023 were not significant. These amounts are included in other expense, net in the condensed consolidated statements of operations. During the three months ended March 31, 2023, this amount included a $1.3 million impairment on an equity method investment.
(h)	Represents the adjustment to net income attributable to non-controlling interests resulting from the above adjustments that impact the net income of CWGS, LLC. This adjustment uses the non-controlling interest’s weighted average ownership of CWGS, LLC of 47.4% and 49.1% for the three months ended March 31, 2023 and 2022, respectively.
(i)	Represents the reallocation of net income attributable to non-controlling interests from the impact of the assumed change in ownership of CWGS, LLC from stock options, restricted stock units, and/or common units of CWGS, LLC.
(j)	Represents the income tax expense effect of the above adjustment for reallocation of net income attributable to non-controlling interests. This assumption uses an effective tax rate of 25.3% and 25.4% for the adjustments for the 2023 and 2022 periods, respectively.
(k)	As a result of the LLC Conversion, this adjustment only relates to periods ending on or before December 31, 2022. Typically represents adjustments to reflect the income tax benefit of losses of consolidated C-Corps that under the Company’s previous equity structure, prior to the LLC Conversion, could not be used against the income of other consolidated subsidiaries of CWGS, LLC. Subsequent to the redemption of all common units in CWGS, LLC and prior to the LLC Conversion, the Company believes certain actions could have been taken such that the C-Corps’ losses could offset income of other consolidated subsidiaries. The adjustment reflects the income tax benefit assuming effective tax rate of 25.4% during 2022 for the losses experienced by the consolidated C-Corps for which valuation allowances had been recorded. No assumed release of valuation allowance established for previous periods were included in these amounts. Beginning in 2023, these C-Corp losses offset income of other consolidated subsidiaries as a result of LLC Conversion at or around December 31, 2022.
(l)	Represents the impact to the denominator for stock options, restricted stock units, and/or common units of CWGS, LLC.
(m)	The below amounts have not been considered in our adjusted earnings per share – diluted amounts as the effect of these items are anti-dilutive.
(n)	Represents the per share impact of the Non-GAAP adjustments to net income detailed above (see (a) through (g) above).

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

Liquidity and Capital Resources

General

Our primary requirements for liquidity and capital have been working capital, inventory management, acquiring and building new retail locations, the improvement and expansion of existing retail locations, debt service, distributions to holders of equity interests in CWGS, LLC and our Class A common stock, and general corporate needs. These cash requirements have historically been met through cash provided by operating activities, cash and cash equivalents, proceeds from registered offerings of our Class A common stock, borrowings under our Senior Secured Credit Facilities (as defined in Part I, Item 1 of this Form 10-Q), borrowings under our Floor Plan Facility (as defined in Part I, Item 1 of this Form 10-Q), and borrowings under our Real Estate Facilities (as defined in Part I, Item 1 of this Form 10-Q).

As a public company, our additional liquidity needs include public company costs, payment of regular and special cash dividends, any exercise of the redemption right by the Continuing Equity Owners from time to time (should we elect to redeem common units for a cash payment), our stock repurchase program as described below, payments under the Tax Receivable Agreement, and state and federal taxes to the extent not reduced as a result of the Tax Receivable Agreement. The Continuing Equity Owners may exercise such redemption right for as long as their common units remain outstanding. Although the actual timing and amount of any payments that may be made under the Tax Receivable Agreement will vary, we expect that the payments that we will be required to make to the Continuing Equity Owners, Former Profits Unit Holders and Crestview Partners II GP, L.P. will be significant. Any payments made by us to Continuing Equity Owners, Former Profits Unit Holders and Crestview Partners II GP, L.P. under the Tax Receivable Agreement will generally reduce the amount of overall cash flow that might have otherwise been available to us or to CWGS, LLC and, to the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, the unpaid amounts generally will be deferred and will accrue interest until paid by us; provided, however, that nonpayment for a specified period may constitute a material breach of a material obligation under the Tax Receivable Agreement and therefore may accelerate payments due under the Tax Receivable Agreement. For a discussion of the Tax Receivable Agreement, see Note 13 — Income Taxes to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

Stock Repurchase Program

During the three months ended March 31, 2023, we did not repurchase Class A common stock under our stock repurchase program, which expires on December 31, 2025. As of March 31, 2023, $120.2 million was available under the stock repurchase program to repurchase additional shares of our Class A common stock.

Dividends

On February 18, 2022, our Board of Directors approved the increase of the portion of the quarterly cash dividend relating to all or a portion of the Excess Tax Distribution (as defined under “Dividend Policy” included in Part II, Item 5 of our Annual Report) to $0.475 per share of Class A common stock from $0.35 per share, which increased the total quarterly cash dividend to $0.625 per share of Class A common stock from $0.50 per share beginning in March 2022. For the three months ended March 31, 2023, we paid a regular quarterly cash dividend on our Class A common stock of $0.625 per share, which was funded with a $0.15 per common unit cash distribution from CWGS, LLC and the remaining $0.475 per share of Class A common stock funded with all or a portion of the Excess Tax Distribution (as defined under “Dividend Policy” included in Part II, Item 5 of our Annual Report).

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

Acquisitions and Capital Expenditures

During the three months ended March 31, 2023, the RV and Outdoor Retail segment purchased real property of $18.2 million.

We announced a number of initiatives heading into 2023, including an online RV sales process, service bay expansion, the addition of design centers to our existing store footprint, and continued expansion through dealership acquisitions. We have also announced a number of land acquisitions in anticipation of constructing new stores.

For the remainder of the year 2023, our expansion of dealerships through acquisition and construction is expected to cost between $100.0 million and $160.0 million from a combination of business acquisitions and capital expenditures relating to land, buildings, and improvements. We are in the early stages of evaluating additional dealership acquisition opportunities and will update our cost estimates in future periodic reports, if necessary, as there are further developments. Factors that could impact the quantity of future locations or the cost to acquire or open those locations include, but are not limited to, our ability to locate potential acquisition targets or greenfield locations in a geographic area and at a cost that meets our success criteria; continued strong cash flow generation from our operations to fund these acquisitions and new locations; and availability of financing on our Floor Plan Facility. We expect the additional cash requirements of the other announced initiatives to be immaterial.

2019 Strategic Shift

In connection with the 2019 Strategic Shift during the three months ended March 31, 2023, we paid or otherwise settled $1.0 million of other associated costs. We expect that approximately $1.4 million to $4.6 million of other associated costs and $0.6 million to $9.6 million of lease termination costs will result in future cash expenditures. The process of identifying subtenants and negotiating lease terminations has been delayed, which initially was in part due to the COVID-19 pandemic, and these delays are expected to continue. The timing of these negotiations will vary as both subleases and terminations are contingent on landlord approvals. We expect that most of the remaining leases under the 2019 Strategic Shift will be subleased or terminated by December 31, 2023. For a discussion of the 2019 Strategic Shift, see Note 4 — Restructuring and Long-Lived Asset Impairment to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

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

Sources of Liquidity and Capital

We believe that our sources of liquidity and capital including cash provided by operating activities and borrowings under our various credit facilities, other long-term debt, and finance lease arrangements (see Liquidity and Capital Resources — Summary of Credit Facilities, Other Long-Term Debt, and Finance Lease Arrangements in Part I, Item 2 of this Form 10-Q), including additional borrowing capacity where applicable, will be sufficient to finance our continued operations, growth strategy, including the opening of any additional retail locations, regular and special quarterly cash dividends (as described above), required payments for our obligations under the Tax Receivable Agreement, and additional expenses we expect to incur for at least the next twelve months. However, we cannot assure you that our cash provided by operating activities, cash and cash equivalents or cash available under our Revolving Credit Facility, our Floor Plan Facility, our Real Estate Facilities, including the potential additional borrowings noted above, will be sufficient to meet our future needs. If we are unable to generate sufficient cash flows from operations in the future and if availability under our Revolving Credit Facility, our Floor Plan Facility, our Real Estate Facilities is not sufficient, we may have to obtain additional financing. If we obtain additional capital by issuing equity, the interests of our existing stockholders will be diluted. If we incur additional indebtedness, that indebtedness may impose significant financial and other covenants that may significantly restrict our operations. We cannot assure you that we could obtain refinancing or additional financing on favorable terms or at all, including the expected additional borrowings noted above and particularly in light of the current macroeconomic uncertainty. See “Risk Factors — Risks Related to our Business — Our ability to operate and expand our business and to respond to changing business and economic conditions will depend on the availability of adequate capital” included in Part I, Item 1A of our Annual Report.

As of March 31, 2023, December 31, 2022, and March 31, 2022, we had working capital of $654.1 million, $611.3 million, and $645.4 million, respectively, including $72.8 million, $130.1 million, and $139.5 million, respectively, of cash and cash equivalents. Our working capital reflects the cash provided by deferred revenue and gains reported under current liabilities of $94.2 million, $95.7 million, and $92.7 million as of March 31, 2023, December 31, 2022, and March 31, 2022, respectively. Deferred revenue primarily consists of cash collected for club memberships and roadside assistance contracts in advance of services to be provided, which is deferred and recognized as revenue over the life of the membership, and deferred revenue for the annual guide. We use net proceeds from this deferred membership revenue to lower our long-term borrowings and finance our working capital needs. Our Floor Plan Facility includes a flooring line aggregate interest reduction (“FLAIR”) offset account that allows us to transfer cash as an offset to the payables under the Floor Plan Facility. The FLAIR offset account at March 31, 2023 was $223.9 million, of which $220.6 million could have been withdrawn while remaining in compliance with the financial covenants of the Floor Plan Facility.

Seasonality

We have experienced, and expect to continue to experience, variability in revenue, net income, and cash flows as a result of annual seasonality in our business (see Note 1 — Summary of Significant Accounting Policies — Seasonality to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q).

Cash Flow

The following table shows summary cash flow information for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(In thousands)	2023	2022
Net cash provided by (used in) operating activities	$199,217	$(210,054)
Net cash used in investing activities	(20,687)	(84,007)
Net cash (used in) provided by financing activities	(235,833)	166,209
Net decrease in cash and cash equivalents	$(57,303)	$(127,852)

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

Net cash provided by operating activities was $199.2 million in the three months ended March 31, 2023, an increase of $409.3 million from $210.1 million of net cash used in operating activities in the three months ended March 31, 2022. The increase was primarily due to a $492.0 million increase in the working capital adjustment for inventory, a $42.6 million increase in the working capital adjustment for accounts receivable and contracts in transit and a $7.0 million increase in long-lived asset impairment, partially offset by a $102.4 million reduction in net income, a $13.4 million decrease in the working capital adjustment for accounts payable and accrued expenses, a $10.9 million decrease in depreciation and amortization, a $5.3 million decrease in equity-based compensation, and a $5.0 million decrease in loss on disposal of assets.

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

The table below summarizes our capital expenditures for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(In thousands)	2023	2022
IT hardware and software	$3,074	$2,680
Greenfield and acquired dealership locations	11,757	9,678
Existing retail locations	9,776	17,727
Corporate and other	707	1,580
Total capital expenditures	$25,314	$31,665

Our capital expenditures consist primarily of investing in acquired and greenfield retail and RV dealership locations, existing retail locations, information technology, hardware, and software. The expected minimum capital expenditures relating to new dealerships and real estate purchases through December 31, 2023 are discussed above. As of March 31, 2023, we had entered into contracts for construction of new dealership buildings for an aggregate future commitment of capital expenditures of $14.2 million. There were no other material commitments for capital expenditures as of March 31, 2023.

Net cash used in investing activities was $20.7 million for the three months ended March 31, 2023. The $20.7 million of cash used in investing activities was comprised of $25.3 million of capital expenditures primarily related to retail locations and $18.2 million for the purchases of real property, including $4.9 million related to a purchase option exercised on leased property, partially offset by proceeds from the sale of real property of $22.7 million and proceeds of $0.2 million from the sale of property and equipment.

Net cash used in investing activities was $84.0 million for the three months ended March 31, 2022. The $84.0 million of cash used in investing activities was comprised of $34.8 million for the purchase of RV and outdoor retail businesses, $31.7 million of capital expenditures primarily related to retail locations, $17.0 million for the purchases of real property, and $0.7 million for the purchase of intangible assets, partially offset by proceeds of $0.2 million from the sale of property and equipment. See Note 12 – Acquisitions to our condensed consolidated financial statements included in Part 1, Item 1 of this Form 10-Q.

Financing activities. Our financing activities primarily consist of proceeds from the issuance of debt, the repayment of principal, cash dividends to holders of Class A common stock, and cash distributions to holders of CWGS, LLC common units.

Our net cash used in financing activities was $235.8 million for the three months ended March 31, 2023. The $235.8 million of cash used in financing activities was primarily due to $249.8 million of net payments on borrowings under the Floor Plan Facility, $27.8 million of dividends paid on Class A common stock, $9.1 million of payments on long-term debt, $6.0 million of member distributions, $1.2 million for finance lease payments, $0.8 million for debt issuance costs payments, and $0.3 million of withholding taxes paid upon the vesting of restricted stock units (“RSUs”), partially offset by $59.2 million of proceeds from long-term debt.

Our net cash provided by financing activities was $166.2 million for the three months ended March 31, 2022. The $166.2 million of cash provided by financing activities was primarily due to $275.3 million of net proceeds from borrowings under the Floor Plan Facility, $28.0 million of net proceeds from a sale-leaseback arrangement, and $0.2 million of proceeds from exercise of stock options, partially offset by $79.8 million for the repurchase of Class A common stock, $26.4 million of dividends paid on Class A common stock, $24.8 million of member distributions, $4.0 million of payments on long-term debt, $1.2 million of withholding taxes paid upon the vesting of RSUs, and $1.0 million for finance lease payments.

Summary of Credit Facilities, Other Long-Term Debt, and Finance Lease Arrangements

The following table shows a summary of the outstanding balances, current portion, and remaining available borrowings under our credit facilities and other long-term debt and finance lease arrangements (see definitions and further details in Note 3 – Inventories and Floor Plan Payables, Note 7 – Long-Term Debt, and Note 8 – Leases to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q) at March 31, 2023:

			Current		Remaining
(In thousands)	Outstanding		Portion		Available
Floor Plan Facility:
Notes payable - floor plan	$1,042,099		$1,042,099		$349,491	(1)
Revolving line of credit	20,885		—		49,115	(2)
Senior Secured Credit Facilities:
Term Loan Facility	1,354,221		14,015		—
Revolving Credit Facility	—		—		60,070	(3)
Other:
Real Estate Facilities	202,452	(4)	13,616	(4)	64,611	(5)
Other long-term debt	3,250		125		—
Finance lease obligations	106,291		5,590		—
	$2,729,198		$1,075,445		$523,287

(1)	The unencumbered borrowing capacity for the Floor Plan Facility represents the additional borrowing capacity less any accounts payable for sold inventory and less any purchase commitments. Additional borrowings are subject to the vehicle collateral requirements under the Floor Plan Facility.
(2)	The revolving line of credit borrowings are limited by a borrowing base calculation but were not limited as of March 31, 2023.
(3)	The Revolving Credit Facility remaining available balance was reduced by outstanding undrawn letters of credit. The Credit Agreement requires compliance with a Total Net Leverage Ratio covenant when borrowings on the Revolving Credit Facility (excluding certain amounts relating to letters of credit) is over a 35%, or $22.8 million, threshold (Note 7 – Long-Term Debt to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q). The remaining available borrowings would not have been limited by this financial covenant had it been applicable at March 31, 2023.
(4)	Includes $7.7 million outstanding and $0.8 million current portion that are classified as liabilities related to assets held for sale (see Note 5 – Assets Held for Sale).
(5)	Additional borrowings on the Real Estate Facilities are subject to a debt service coverage ratio covenant and to the property collateral requirements under the Real Estate Facilities.

We have experienced an increase in interest rates, which are expected to remain elevated throughout 2023. As of March 31, 2023 and 2022, the applicable interest rate for the floor plan notes payable under the Floor Plan Facility was 6.63% and 2.18%, respectively. As of March 31, 2023 and 2022, the average interest rate for the Term Loan Facility was 7.20% and 3.25%, respectively. The increase in interest rates and, to a lesser extent, higher average principal balances on our Real Estate Facilities have resulted in a combined year-over-year increase of our floor plan interest expense and other interest expense, net of $31.4 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022.

Sale/Leaseback Arrangements

We have in the past and may in the future enter into sale-leaseback transactions to finance certain property acquisitions and capital expenditures, pursuant to which we sell property and/or leasehold improvements to third parties and agree to lease those assets back for a certain period of time. Such sales generate proceeds which vary from period to period.

On February 8, 2022, FRHP Lincolnshire, LLC sold three properties for a total sale price of $28.0 million. Concurrent with the sale of these properties, the Company entered into three separate twenty-year lease agreements, whereby the Company will lease back the properties from the acquiring company. Under each lease agreement, FR has four consecutive options to extend the lease term for additional periods of five years for each option. This transaction is accounted for as a financing transaction. The Company recorded a liability for the amount received, will continue to depreciate the non-land portion of the assets, and has imputed an interest rate so that the net carrying amount of the financial liability and remaining assets will be zero at the end of the initial lease terms. The financial liability is included in other long-term liabilities in the condensed consolidated balance sheet as of March 31, 2023.

Deferred Revenue

Deferred revenue consists of our sales for products not yet recognized as revenue at the end of a given period. Our deferred revenue as of March 31, 2023 was $162.9 million.

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

Based on March 31, 2023 debt levels (see Liquidity and Capital Resources — Summary of Credit Facilities, Other Long-Term Debt, and Finance Lease Arrangements in Part I, Item 2 of this Form 10-Q), an increase or decrease of 100 basis points in the effective interest rate would cause an increase or decrease in interest expense:

•	under our Term Loan Facility of $13.9 million over the next 12 months;
•	under our Floor Plan Facility of approximately $10.6 million over the next 12 months;
•	under our Floor Plan Facility revolving line of credit of approximately $0.2 million over the next 12 months;
•	under our Real Estate Facilities of approximately $2.1 million over the next 12 months; and
•	under our Other Long-Term Debt would be immaterial.

See “Results of Operations” in Part I, Item 2 of this Form 10-Q for a discussion of interest expense for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, respectively.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control performed during the fiscal quarter ended March 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.  Legal Proceedings

See Note 10 – Commitments and Contingencies to our condensed consolidated financial statements in Item 1, Part I of this Form 10-Q.

Item 1A. Risk Factors

There have been no material changes to our risk factors as previously disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission on February 23, 2023.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information related to our repurchases of Class A common stock for the periods indicated:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs(1)
January 1, 2023 to January 31, 2023	—	$—	—	$120,166,000
February 1, 2023 to February 28, 2023	—	—	—	120,166,000
March 1, 2023 to March 31, 2023	—	—	—	120,166,000
Total	—	$—	—	$120,166,000

(1)	On October 30, 2020, our Board of Directors authorized a stock repurchase program for the repurchase of up to $100.0 million of the Company’s Class A common stock, expiring on October 31, 2022. In August 2021 and January 2022, our Board of Directors authorized increases to the stock repurchase program for the repurchase of up to an additional $125.0 million and $152.7 million of the Company’s Class A common stock, respectively. Following these extensions, the stock repurchase program now expires on December 31, 2025. This program does not obligate the Company to acquire any particular amount of Class A common stock and the program may be extended, modified, suspended or discontinued at any time at the board’s discretion.

The table above excludes shares net settled by the Company in connection with tax withholdings associated with the vesting of restricted stock units as these shares were not issued and outstanding.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibits Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Camping World Holdings, Inc.	10-Q	001-37908	3.1	11/10/16

3.2	Amended and Restated Bylaws of Camping World Holdings, Inc.	10-Q	001-37908	3.2	11/10/16

4.1	Specimen Stock Certificate evidencing the shares of Class A common stock	S-1/A	333-211977	4.1	9/13/16

10.1	Employment Agreement, effective as of January 1, 2023 between Camping World Holdings, Inc., CWGS Enterprises, LLC and Matthew Wagner	10-K	001-37908	10.21	2/23/23

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

10.2	Transition Agreement, by and between CWGS Enterprises, LLC and Tamara Ward dated January 1, 2023	8-K	001-37908	10.1	1/17/23

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer					*

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer					*

32.1	Section 1350 Certification of Chief Executive Officer					**

32.2	Section 1350 Certification of Chief Financial Officer					**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					***

101.SCH	Inline XBRL Taxonomy Extension Schema Document					***

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					***

101.DEF	Inline XBRL Extension Definition Linkbase Document					***

101.LAB	Inline XBRL Taxonomy Label Linkbase Document					***

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					***

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					***

*     Filed herewith

**    Furnished herewith

***  Submitted electronically herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Camping World Holdings, Inc.

Date: May 3, 2023	By:	/s/ Karin L. Bell
Karin L. Bell
Chief Financial Officer

(Authorized Officer and Principal Financial Officer and Principal Accounting Officer)