Form 10-Q
period 2023-06-30
Camping World Holdings, Inc.
filed 2023-08-02
CIK 1669779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of July 28, 2023, the registrant had 44,550,260 shares of Class A common stock, 39,466,964 shares of Class B common stock and one share of Class C common stock outstanding.

Camping World Holdings, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended June 30, 2023

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts contained in this Form 10-Q may be forward-looking statements. Statements regarding our future results of operations and financial position; the impact of the novel coronavirus (“COVID-19”) pandemic on our business, results of operations and financial position; the expected impact of the February 2022 Cybersecurity Incident (as defined below); the expected impact of inflation; business strategy and plans and objectives of management for future operations; the timeline for and benefits of our restructuring activities; expected new RV dealership location openings and closures, including greenfield locations and acquired locations; our sources of liquidity and capital and any potential need for additional financing or refinancing, retirement or exchange of outstanding debt; our stock repurchase program; future capital expenditures and debt service obligations; expectations regarding industry trends and consumer behavior and growth; our ability to capture positive industry trends and pursue growth; expectations regarding our pending litigation, and our plans related to dividend payments, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘expects,’’ ‘‘plans,’’ ‘‘anticipates,’’ ‘‘could,’’ ‘‘intends,’’ ‘‘targets,’’ ‘‘projects,’’ ‘‘contemplates,’’ ‘‘believes,’’ ‘‘estimates,’’ ‘‘predicts,’’ ‘‘potential’’ or ‘‘continue’’ or the negative of these terms or other similar expressions. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including, but not limited to, the following:

●	general economic conditions in our markets, including inflation and interest rates, and ongoing economic and financial uncertainties;
●	the availability of financing to us and our customers;
●	fuel shortages, or high prices for fuel;
●	the well-being, as well as the continued popularity and reputation for quality, of our manufacturers;
●	trends in the RV industry;
●	changes in consumer preferences or our failure to gauge those preferences;
●	competition in the market for services, protection plans, products and resources targeting the RV lifestyle or RV enthusiast;
●	our expansion into new, unfamiliar markets, businesses, or product lines or categories, as well as delays in opening or acquiring new RV dealership locations;
●	unforeseen expenses, difficulties, and delays frequently encountered in connection with expansion through acquisitions;
●	our failure to maintain the strength and value of our brands;
●	our ability to successfully order and manage our inventory to reflect consumer demand in a volatile market and anticipate changing consumer preferences and buying trends;
●	fluctuations in our same store revenue and whether such revenue will be a meaningful indicator of future performance;
●	the cyclical and seasonal nature of our business;

●	disruptions to or breaches of our or our third party providers’ information technology systems, including the February 2022 Cybersecurity Incident;
●	our ability to operate and expand our business and to respond to changing business and economic conditions, which depends on the availability of adequate capital;
●	the restrictive covenants imposed by our Senior Secured Credit Facilities and Floor Plan Facility;
●	risks related to the COVID-19 pandemic and related impacts on our business;
●	our ability to execute and achieve the expected benefits of our restructuring activities or cost cutting initiatives and costs and impairment charges incurred in connection with these activities or initiatives may be materially higher than expected or anticipated;
●	our reliance on our fulfillment and distribution centers for our retail, RV furniture distribution, and e-commerce businesses;
●	the impact of ongoing class action lawsuits against us and certain of our officers and directors, as well as any potential future class action litigation;
●	natural disasters, whether or not caused by climate change, unusual weather conditions, epidemic outbreaks, terrorist acts and political events;
●	our dependence on our relationships with third party providers of services, protection plans, products and resources and a disruption of these relationships or of these providers’ operations;
●	any delays, new or increased tariffs, increased cost or quality control deficiencies in the importation of our products manufactured abroad;
●	whether third party lending institutions and insurance companies will continue to provide financing for RV purchases;
●	our ability to retain senior executives and attract and retain other qualified employees;
●	risks associated with leasing substantial amounts of space, including our inability to maintain the leases for our RV dealership locations or locate alternative sites for our stores in our target markets and on terms that are acceptable to us;
●	our business being subject to numerous federal, state and local regulations;
●	changes in government policies and legislation;
●	our failure to comply with certain environmental regulations;
●	risks related to climate change and other environmental, social, and governance matters;
●	risks related to a failure in our e-commerce operations, security breaches and cybersecurity risks;
●	our inability to enforce our intellectual property rights and accusations of our infringement on the intellectual property rights of third parties;
●	our inability to maintain or upgrade our information technology systems or our inability to convert to alternate systems in an efficient and timely manner;

●	risk of product liability claims if people or property are harmed by the products we sell and other litigation risks;
●	risks related to our pending litigation;
●	risks associated with our private brand offerings;
●	possibility of future asset impairment charges for goodwill, intangible assets or other long-lived assets;
●	potential litigation relating to products we sell or sold;
●	Marcus Lemonis, through his beneficial ownership of our shares directly or indirectly held by ML Acquisition Company, LLC and ML RV Group, LLC, has substantial control over us including matters requiring approval by our stockholders;
●	the exemptions from certain corporate governance requirements that we qualify for, and rely on, due to the fact that we are a ‘‘controlled company’’ within the meaning of the New York Stock Exchange, or NYSE, listing requirements;
●	whether we are able to realize any tax benefits that may arise from our organizational structure and any redemptions of CWGS Enterprises, LLC common units for cash or stock;
●	other risks relating to our organizational structure and to ownership of shares of our Class A common stock; and
●	the other factors set forth under ‘‘Risk Factors’’ in Item 1A of Part I of our Annual Report, in Item 1A of Part II of this Form 10-Q, and in our other filings with the SEC.

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

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(In Thousands Except Per Share Amounts)

	June 30,	December 31,	June 30,
	2023	2022	2022
Assets
Current assets:
Cash and cash equivalents	$54,458	$130,131	$133,957
Contracts in transit	132,466	50,349	150,929
Accounts receivable, net	119,247	112,411	125,957
Inventories	2,077,024	2,123,858	1,995,796
Prepaid expenses and other assets	56,063	66,913	61,308
Assets held for sale	4,635	—	—
Total current assets	2,443,893	2,483,662	2,467,947

Property and equipment, net	785,003	758,281	688,297
Operating lease assets	730,460	742,306	711,589
Deferred tax assets, net	141,233	143,226	182,212
Intangible assets, net	15,028	20,945	22,943
Goodwill	655,744	622,423	507,284
Other assets	31,732	29,304	30,029
Total assets	$4,803,093	$4,800,147	$4,610,301
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$200,516	$127,691	$249,218
Accrued liabilities	192,639	147,833	238,941
Deferred revenues	96,850	95,695	95,730
Current portion of operating lease liabilities	61,808	61,745	60,816
Current portion of finance lease liabilities	5,337	10,244	10,563
Current portion of Tax Receivable Agreement liability	13,999	10,873	11,686
Current portion of long-term debt	26,766	25,229	15,826
Notes payable – floor plan, net	1,155,356	1,319,941	1,000,808
Other current liabilities	84,552	73,076	86,975
Liabilities related to assets held for sale	4,125	—	—
Total current liabilities	1,841,948	1,872,327	1,770,563

Operating lease liabilities, net of current portion	753,999	764,835	735,267
Finance lease liabilities, net of current portion	99,341	94,216	96,604
Tax Receivable Agreement liability, net of current portion	151,053	159,743	159,790
Revolving line of credit	20,885	20,885	20,885
Long-term debt, net of current portion	1,521,629	1,484,416	1,371,444
Deferred revenues	69,809	70,247	73,076
Other long-term liabilities	86,186	85,792	82,741
Total liabilities	4,544,850	4,552,461	4,310,370
Commitments and contingencies
Stockholders' equity:
Preferred stock, par value $0.01 per share – 20,000 shares authorized; none issued and outstanding	—	—	—
Class A common stock, par value $0.01 per share – 250,000 shares authorized; 49,571, 47,571, and 47,855 shares issued, respectively; 44,525, 42,441, and 41,789 shares outstanding, respectively	496	476	476
Class B common stock, par value $0.0001 per share – 75,000 shares authorized; 39,466, 41,466, and 69,066 shares issued, respectively; 39,466, 41,466, and 41,466 shares outstanding, respectively	4	4	4
Class C common stock, par value $0.0001 per share – 0.001 share authorized, issued and outstanding	—	—	—
Additional paid-in capital	115,844	106,051	127,508
Treasury stock, at cost; 5,046, 5,130, and 5,782 shares, respectively	(176,783)	(179,732)	(202,561)
Retained earnings	197,293	221,031	265,974
Total stockholders' equity attributable to Camping World Holdings, Inc.	136,854	147,830	191,401
Non-controlling interests	121,389	99,856	108,530
Total stockholders' equity	258,243	247,686	299,931
Total liabilities and stockholders' equity	$4,803,093	$4,800,147	$4,610,301

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(In Thousands Except Per Share Amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenue:
Good Sam Services and Plans	$51,038	$49,593	$97,405	$94,152
RV and Outdoor Retail
New vehicles	800,903	1,077,252	1,447,655	1,912,211
Used vehicles	622,962	555,958	1,067,708	958,990
Products, service and other	247,760	278,001	455,421	492,974
Finance and insurance, net	166,934	195,407	296,706	348,785
Good Sam Club	11,124	12,421	22,706	23,916
Subtotal	1,849,683	2,119,039	3,290,196	3,736,876
Total revenue	1,900,721	2,168,632	3,387,601	3,831,028
Costs applicable to revenue (exclusive of depreciation and amortization shown separately below):
Good Sam Services and Plans	17,671	18,958	33,823	35,661
RV and Outdoor Retail
New vehicles	677,376	852,171	1,234,918	1,496,541
Used vehicles	480,419	414,169	822,366	716,994
Products, service and other	153,043	164,222	282,061	300,382
Good Sam Club	1,110	2,319	2,311	4,455
Subtotal	1,311,948	1,432,881	2,341,656	2,518,372
Total costs applicable to revenue	1,329,619	1,451,839	2,375,479	2,554,033
Operating expenses:
Selling, general, and administrative	420,887	441,123	786,613	826,438
Depreciation and amortization	17,206	17,627	31,843	43,162
Long-lived asset impairment	477	2,618	7,522	2,618
Lease termination	—	944	—	1,122
(Gain) loss on sale or disposal of assets	(145)	381	(5,132)	430
Total operating expenses	438,425	462,693	820,846	873,770
Income from operations	132,677	254,100	191,276	403,225
Other expense:
Floor plan interest expense	(20,672)	(8,733)	(41,482)	(14,999)
Other interest expense, net	(33,518)	(14,935)	(64,631)	(29,236)
Other expense, net	(183)	(72)	(1,683)	(295)
Total other expense	(54,373)	(23,740)	(107,796)	(44,530)
Income before income taxes	78,304	230,360	83,480	358,695
Income tax expense	(13,581)	(32,375)	(13,854)	(53,411)
Net income	64,723	197,985	69,626	305,284
Less: net income attributable to non-controlling interests	(36,020)	(113,674)	(37,754)	(176,243)
Net income attributable to Camping World Holdings, Inc.	$28,703	$84,311	$31,872	$129,041

Earnings per share of Class A common stock:
Basic	$0.65	$2.02	$0.72	$3.03
Diluted	$0.64	$2.01	$0.71	$3.01
Weighted average shares of Class A common stock outstanding:
Basic	44,490	41,737	44,473	42,640
Diluted	44,804	42,139	84,783	43,171

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Stockholders' Equity

(In Thousands)

							Additional				Non-
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Paid-In	Treasury Stock		Retained	Controlling
	Shares	Amounts	Shares	Amounts	Shares	Amounts	Capital	Shares	Amounts	Earnings	Interest	Total
Balance at December 31, 2022	47,571	$476	41,466	$4	—	$—	$106,051	(5,130)	$(179,732)	$221,031	$99,856	$247,686
Equity-based compensation	—	—	—	—	—	—	3,345	—	—	—	3,013	6,358
Exercise of stock options	—	—	—	—	—	—	(25)	2	66	—	—	41
Non-controlling interest adjustment for capital contribution of proceeds from the exercise of stock options	—	—	—	—	—	—	(17)	—	—	—	17	—
Vesting of restricted stock units	—	—	—	—	—	—	(1,104)	37	1,300	—	(196)	—
Repurchases of Class A common stock for withholding taxes on vested RSUs	—	—	—	—	—	—	128	(13)	(466)	—	—	(338)
Redemption of LLC common units for Class A common stock	2,000	20	(2,000)	—	—	—	9,673	—	—	—	(4,739)	4,954
Distributions to holders of LLC common units	—	—	—	—	—	—	—	—	—	—	(6,046)	(6,046)
Dividends(1)	—	—	—	—	—	—	—	—	—	(27,791)	—	(27,791)
Establishment of liabilities under the Tax Receivable Agreement and related changes to deferred tax assets associated with that liability	—	—	—	—	—	—	(4,014)	—	—	—	—	(4,014)
Non-controlling interest adjustment	—	—	—	—	—	—	(20)	—	—	—	20	—
Net income	—	—	—	—	—	—	—	—	—	3,169	1,734	4,903
Balance at March 31, 2023	49,571	$496	39,466	$4	—	$—	$114,017	(5,104)	$(178,832)	$196,409	$93,659	$225,753
Equity-based compensation	—	—	—	—	—	—	3,418	—	—	—	3,074	6,492
Exercise of stock options	—	—	—	—	—	—	(101)	8	266	—	—	165
Non-controlling interest adjustment for capital contribution of proceeds from the exercise of stock options	—	—	—	—	—	—	(70)	—	—	—	70	—
Vesting of restricted stock units	—	—	—	—	—	—	(1,965)	62	2,157	—	(192)	—
Repurchases of Class A common stock for withholding taxes on vested RSUs	—	—	—	—	—	—	87	(12)	(374)	—	—	(287)
Distributions to holders of LLC common units	—	—	—	—	—	—	—	—	—	—	(10,784)	(10,784)
Dividends(1)	—	—	—	—	—	—	—	—	—	(27,819)	—	(27,819)
Non-controlling interest adjustment	—	—	—	—	—	—	458	—	—	—	(458)	—
Net income	—	—	—	—	—	—	—	—	—	28,703	36,020	64,723
Balance at June 30, 2023	49,571	$496	39,466	$4	—	$—	$115,844	(5,046)	$(176,783)	$197,293	$121,389	$258,243

(1)	The Company declared dividends per share of Class A common stock of $0.625 for each of the three months ended March 31, 2023 and June 30, 2023, respectively.

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Stockholders' Equity

(In Thousands)

							Additional				Non-
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Paid-In	Treasury Stock		Retained	Controlling
	Shares	Amounts	Shares	Amounts	Shares	Amounts	Capital	Shares	Amounts	Earnings	Interest	Total
Balance at December 31, 2021	47,521	$475	41,466	$4	—	—	$98,113	(3,390)	(130,006)	$189,471	$75,837	$233,894
Equity-based compensation	—	—	—	—	—	—	4,572	—	—	—	5,735	10,307
Exercise of stock options	—	—	—	—	—	—	(166)	11	397	—	—	231
Non-controlling interest adjustment for capital contribution of proceeds from the exercise of stock options	—	—	—	—	—	—	(111)	—	—	—	111	—
Vesting of restricted stock units	—	—	—	—	—	—	(4,067)	130	4,749	—	(682)	—
Repurchases of Class A common stock for withholding taxes on vested RSUs	—	—	—	—	—	—	243	(41)	(1,481)	—	—	(1,238)
Repurchases of Class A common stock to treasury stock							28,398	(2,593)	(79,757)		(37,774)	(89,133)
Redemption of LLC common units for Class A common stock	50	1	—	—	—	—	416	—	—	—	(45)	372
Distributions to holders of LLC common units	—	—	—	—	—	—	—	—	—	—	(24,836)	(24,836)
Dividends(1)	—	—	—	—	—	—	—	—	—	(26,427)	—	(26,427)
Establishment of liabilities under the Tax Receivable Agreement and related changes to deferred tax assets associated with that liability	—	—	—	—	—	—	(299)	—	—	—	—	(299)
Non-controlling interest adjustment	—	—	—	—	—	—	(1,028)	—	—	—	1,028	—
Net income	—	—	—	—	—	—	—	—	—	44,730	62,569	107,299
Balance at March 31, 2022	47,571	$476	41,466	$4	—	$—	$126,071	(5,883)	$(206,098)	$207,774	$81,943	$210,170
Equity-based compensation	—	—	—	—	—	—	4,467	—	—	—	4,500	8,967
Exercise of stock options	—	—	—	—	—	—	(25)	2	66	—	—	41
Non-controlling interest adjustment for capital contribution of proceeds from the exercise of stock options	—	—	—	—	—	—	(18)	—	—	—	18	—
Vesting of restricted stock units	—	—	—	—	—	—	(3,562)	108	3,798	—	(236)	—
Repurchases of Class A common stock for withholding taxes on vested RSUs	—	—	—	—	—	—	48	(9)	(327)	—	—	(279)
Distributions to holders of LLC common units	—	—	—	—	—	—	—	—	—	—	(90,842)	(90,842)
Dividends(2)	—	—	—	—	—	—	—	—	—	(26,111)	—	(26,111)
Non-controlling interest adjustment	—	—	—	—	—	—	527	—	—	—	(527)	—
Net income	—	—	—	—	—	—	—	—	—	84,311	113,674	197,985
Balance at June 30, 2022	47,571	$476	41,466	$4	—	$—	$127,508	(5,782)	$(202,561)	$265,974	$108,530	$299,931

(2)	The Company declared dividends per share of Class A common stock of $0.625 for each of the three months ended March 31, 2022 and June 30, 2022, respectively.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(In Thousands)

	Six Months Ended June 30,
	2023	2022
Operating activities
Net income	$69,626	$305,284

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,843	43,162
Equity-based compensation	12,850	20,642
Loss on lease termination	—	1,122
Long-lived asset impairment	7,522	2,618
(Gain) loss on sale or disposal of assets	(5,132)	430
Provision for losses on accounts receivable	605	(37)
Non-cash lease expense	30,237	30,315
Accretion of original debt issuance discount	1,057	1,041
Non-cash interest	1,421	986
Deferred income taxes	8,306	6,841
Change in assets and liabilities, net of acquisitions:
Receivables and contracts in transit	(89,495)	(117,531)
Inventories	87,259	(192,093)
Prepaid expenses and other assets	9,152	2,594
Accounts payable and other accrued expenses	98,781	118,045
Payment pursuant to Tax Receivable Agreement	(10,937)	(11,322)
Deferred revenue	717	4,314
Operating lease liabilities	(29,885)	(32,772)
Other, net	4,037	355
Net cash provided by operating activities	227,964	183,994

Investing activities
Purchases of property and equipment	(53,053)	(69,004)
Proceeds from sale of property and equipment	2,034	654
Purchases of real property	(36,981)	(28,033)
Proceeds from the sale of real property	35,603	6,809
Purchases of businesses, net of cash acquired	(74,414)	(38,188)
Purchases of and loans to other investments	(3,444)	(3,000)
Purchases of intangible assets	(1,652)	(743)
Net cash used in investing activities	$(131,907)	$(131,505)

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(In Thousands)

	Six Months Ended June 30,
	2023	2022
Financing activities
Proceeds from long-term debt	$59,227	$—
Payments on long-term debt	(22,776)	(7,913)
Net (payments) proceeds on notes payable – floor plan, net	(131,462)	40,372
Proceeds from landlord funded construction on finance leases	—	6,028
Payments on finance leases	(2,847)	(3,042)
Proceeds from sale-leaseback arrangement	—	27,951
Payments on sale-leaseback arrangement	(92)	(42)
Payment of debt issuance costs	(858)	—
Dividends on Class A common stock	(55,610)	(52,538)
Proceeds from exercise of stock options	143	272
RSU shares withheld for tax	(625)	(1,517)
Repurchases of Class A common stock to treasury stock	—	(79,757)
Distributions to holders of LLC common units	(16,830)	(115,678)
Net cash used in financing activities	(171,730)	(185,864)

Decrease in cash and cash equivalents	(75,673)	(133,375)
Cash and cash equivalents at beginning of the period	130,131	267,332
Cash and cash equivalents at end of the period	$54,458	$133,957

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2023

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

The condensed consolidated financial statements as of and for the three and six months ended June 30, 2023 and 2022 are unaudited. The condensed consolidated balance sheet as of December 31, 2022 has been derived from the audited financial statements at that date but does not include all of the disclosures required by GAAP. These interim condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 23, 2023. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.

CWH has sole voting power in and control of the management of CWGS, LLC (see Note 15 — Stockholders’ Equity). CWH’s position as sole managing member of CWGS, LLC includes periods where CWH held a minority economic interest in CWGS, LLC. As of June 30, 2023, December 31, 2022, and June 30, 2022, CWH owned 52.6%, 50.2%, and 49.8%, respectively, of CWGS, LLC. Accordingly, the Company consolidates the financial results of CWGS, LLC and reports a non-controlling interest in its condensed consolidated financial statements.

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

The Company has incurred costs related to investigation, containment, and remediation and expects to continue to incur incremental costs for the remediation of the Cybersecurity Incident, including legal and other professional fees, and investments to enhance the security of its IT Systems. Other actual and potential consequences include, but are not limited to, negative publicity, reputational damage, lost trust with customers, and regulatory enforcement action. In December 2022, three putative class action complaints were filed against the Company and certain of its subsidiaries arising out of the Cybersecurity Incident. On March 30, 2023, the Company and plaintiffs reached an agreement in principle to resolve the putative class action complaints for an immaterial amount subject to the execution of a settlement agreement and court approval. On April 11, 2023, for purposes of effectuating the settlement reached with Company, the original complaints were dismissed and refiled as a combined state court complaint. On June 15, 2023, the parties executed the settlement agreement. On June 28, 2023, the plaintiffs’ attorneys in the combined state court case filed a motion for preliminary approval of the settlement agreement. On July 6, 2023, the judge in the combined state court case set a hearing date of August 10, 2023 for the plaintiffs’ motion for preliminary approval of the settlement agreement.

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

The Company generates a disproportionately higher amount of its annual revenue in its second and third fiscal quarters, which include the spring and summer months. The Company incurs additional expenses in the second and third fiscal quarters due to higher sale volumes, increased staffing in its RV dealership locations and program costs. If, for any reason, the Company miscalculates the demand for its products or its product mix during the second and third fiscal quarters, its sales in these quarters could decline, resulting in higher labor costs as a percentage of gross profit, lower margins and excess inventory, which could cause the Company’s annual results of operations to suffer and its stock price to decline.

Additionally, selling, general, and administrative (“SG&A”) expenses as a percentage of gross profit tend to be higher in the first and fourth quarters due to the timing of acquisitions and the seasonality of the Company’s business. The Company prefers to acquire new RV dealership locations in the first and fourth quarters of each year in order to provide time for the location to be remodeled and to ramp up operations ahead of the spring and summer months, but that does not preclude the Company from acquiring new RV dealership locations during the second and third quarters of a year. The timing of the Company’s acquisitions in the first and fourth quarters, coupled with generally lower revenue in these quarters has historically resulted in SG&A expenses as a percentage of gross profit being higher in these quarters.

Due to the Company’s seasonality, the possible adverse impact from other risks associated with its business, including atypical weather, consumer spending levels and general business conditions, is potentially greater if any such risks occur during the Company’s peak sales seasons.

Recently Adopted Accounting Pronouncements

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. This standard clarifies the guidance in ASC 820 on the fair value measurement of an equity security that is subject to a contractual sale restriction that prohibits the sale of an equity security, and requires specific disclosures related to such an equity security. The standard should be applied prospectively. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023, with early adoption permitted. The Company early adopted ASU 2021-08 as of January 1, 2023 and the adoption did not materially impact its condensed consolidated financial statements.

In September 2022, the FASB issued ASU 2022-04, Liabilities―Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations. This standard requires a buyer in a supplier finance program to disclose qualitative and quantitative information about the program to allow users to understand the program’s nature, activity during the period, changes from period to period and potential magnitude. Most of the disclosures are required only in annual reporting periods, except for the amount of obligation outstanding to be disclosed at each interim reporting period. The standard should be applied retrospectively to each period in which a balance sheet is presented, except for the amendment on rollforward information, which should be applied prospectively. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022, except for the disclosure of rollforward information, which is effective for fiscal years beginning after December 15, 2023, with early adoption permitted. As the Company already included many of the required disclosures in the financial statement footnotes prior to issuance, the adoption of the required provisions of this ASU as of January 1, 2023 did not materially impact the Company’s condensed consolidated financial statements.

Recently Issued Accounting Pronouncements

In March 2023, the FASB issued ASU 2023-01, Leases (Topic 842): Common Control Arrangements. For public companies, this standard requires the amortization of leasehold improvements associated with common control leases over the useful life to the common control group. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023, with early adoption permitted. The Company does not expect that the adoption of the provisions of this ASU will have a material impact on its condensed consolidated financial statements.

2. Revenue

Contract Assets

As of June 30, 2023, December 31, 2022, and June 30, 2022 a contract asset of $17.3 million, $18.4 million and $18.3 million, respectively, relating to RV service revenues, was included in accounts receivable in the accompanying condensed consolidated balance sheets.

Deferred Revenues

The Company records deferred revenues when cash payments are received or due in advance of the Company’s performance, net of estimated refunds that are presented separately as a component of accrued liabilities. For the six months ended June 30, 2023, $64.1 million of revenues recognized were included in the deferred revenue balance at the beginning of the period.

As of June 30, 2023, the Company has unsatisfied performance obligations primarily relating to plans for its roadside assistance, Good Sam Club memberships, Coast to Coast memberships, the annual campground guide, and magazine publication revenue streams. The total unsatisfied performance obligations for these revenue streams at June 30, 2023 and the periods during which the Company expects to recognize the amounts as revenue are presented as follows (in thousands):

As of
June 30, 2023
2023	$60,761
2024	54,981
2025	25,580
2026	13,284
2027	7,231
Thereafter	4,822
Total	$166,659

3. Inventories and Floor Plan Payables

Inventories consisted of the following (in thousands):

	June 30,	December 31,	June 30,
	2023	2022	2022
Good Sam services and plans	$565	$625	$343
New RVs	1,206,493	1,411,016	1,329,604
Used RVs	651,396	464,310	358,060
Products, parts, accessories and other	218,570	247,907	307,789
	$2,077,024	$2,123,858	$1,995,796

Substantially all of the Company’s new RV inventory and certain of its used RV inventory, included in the RV and Outdoor Retail segment, is financed by a floor plan credit agreement with a syndication of banks (“Floor Plan Lenders”). The borrowings under the floor plan credit agreement are collateralized by substantially all of the assets of FreedomRoads, LLC (“FR”), a wholly-owned subsidiary of FreedomRoads, which operates the RV dealerships. The floor plan borrowings are tied to specific vehicles and principal is due upon the sale of the related vehicle or upon reaching certain aging criteria.

As of June 30, 2023, December 31, 2022, and June 30, 2022, FR maintained floor plan financing through the Eighth Amended and Restated Credit Agreement (“Floor Plan Facility”). The Floor Plan Facility at June 30, 2023 allowed FR to borrow (a) up to $1.70 billion under a floor plan facility, (b) up to $30.0 million under a letter of credit facility and (c) up to a maximum amount outstanding of $70.0 million under the revolving line of credit. The maturity date of the Floor Plan Facility is September 30, 2026.

The Floor Plan Facility also includes an accordion feature allowing FR, at its option, to request to increase the aggregate amount of the floor plan notes payable in $50.0 million increments up to a maximum amount of $200.0 million. In July 2023, FR and the Floor Plan Lenders entered into a first amendment to the Floor Plan Facility (“Floor Plan Amendment”) to exercise FR’s existing option under the accordion feature to increase the aggregate amount of the committed floor plan notes payable by $150.0 million to $1.85 billion and reset the accordion feature to allow FR, at its option, to request to increase the aggregate amount of the floor plan notes payable in $50.0 million increments up to a maximum amount of $300.0 million. The Floor Plan Lenders are not under any obligation to provide commitments in respect of any future increase under the accordion feature. Additionally, the Floor Plan Amendment increased the percentage of the aggregate amount of the floor plan notes payable that may be used to finance used RV inventory to 30% from 20%. No incremental funds were drawn at the time of closing of the Floor Plan Amendment.

As of June 30, 2023, December 31, 2022, and June 30, 2022, the applicable interest rate for the floor plan notes payable under the Floor Plan Facility was 7.00%, 6.01%, and 2.93%, respectively. Under the Floor Plan Facility, at the Company’s option, the floor plan notes payable, and borrowings for letters of credit, in each case, bear interest at a rate per annum equal to (a) the floating Bloomberg Short-Term Bank Yield Index rate (“BSBY”) plus the applicable rate of 1.90% to 2.50% determined based on FR’s consolidated current ratio, or, (b) the base rate (as described below) plus the applicable rate of 0.40% to 1.00% determined based on FR’s consolidated current ratio.

As of June 30, 2023, December 31, 2022, and June 30, 2022, the applicable interest rate for revolving line of credit borrowings under the Floor Plan Facility was 7.35%, 6.21%, and 3.13%, respectively. Under the Floor Plan Facility, revolving line of credit borrowings bear interest at a rate per annum equal to, at the Company’s option, either: (a) a floating BSBY rate, plus 2.25%, in the case of floating BSBY rate loans, or (b) a base rate determined by reference to the greatest of: (i) the federal funds rate plus 0.50%, (ii) the prime rate published by Bank of America, N.A. and (iii) the floating BSBY rate plus 1.75%, plus 0.75%, in the case of base rate loans. Additionally, under the Floor Plan Facility, the revolving line of credit borrowings are limited by a borrowing base calculation, which did not limit the borrowing capacity at June 30, 2023, December 31, 2022, and June 30, 2022.

The Floor Plan Facility includes a flooring line aggregate interest reduction (“FLAIR”) offset account that allows the Company to transfer cash to the Floor Plan Lenders as an offset to the payables under the Floor

Plan Facility. These transfers reduce the amount of liability outstanding under the floor plan borrowings that would otherwise accrue interest, while retaining the ability to withdraw amounts from the FLAIR offset account subject to the financial covenants under the Floor Plan Facility. As a result of using the FLAIR offset account, the Company experiences a reduction in floor plan interest expense in its condensed consolidated statements of operations. As of June 30, 2023, December 31, 2022, and June 30, 2022, FR had $133.5 million, $217.7 million, and $277.9 million, respectively, in the FLAIR offset account. The maximum FLAIR percentage of outstanding floor plan borrowings is 35% under the Floor Plan Facility. The FLAIR offset account does not reduce the outstanding amount of loans under the Floor Plan Facility for purposes of determining the unencumbered borrowing capacity under the Floor Plan Facility.

Management has determined that the credit agreement governing the Floor Plan Facility includes subjective acceleration clauses, which could impact debt classification. Management believes that no events have occurred at June 30, 2023 that would trigger a subjective acceleration clause. Additionally, the credit agreement governing the Floor Plan Facility contain certain financial covenants. FR was in compliance with all debt covenants at June 30, 2023, December 31, 2022, and June 30, 2022.

The following table details the outstanding amounts and available borrowings under the Floor Plan Facility as of June 30, 2023 and December 31, 2022, and June 30, 2022 (in thousands):

	June 30,	December 31,	June 30,
	2023	2022	2022
Floor Plan Facility
Notes payable - floor plan:
Total commitment	$1,700,000	$1,700,000	$1,700,000
Less: borrowings, net of FLAIR offset account	(1,155,356)	(1,319,941)	(1,000,808)
Less: FLAIR offset account	(133,483)	(217,669)	(277,867)
Additional borrowing capacity	411,161	162,390	421,325
Less: short-term payable for sold inventory(1)	(66,624)	(33,501)	(78,945)
Less: purchase commitments(2)	(22,039)	(43,807)	(31,491)
Unencumbered borrowing capacity	$322,498	$85,082	$310,889

Revolving line of credit:	$70,000	$70,000	$70,000
Less: borrowings	(20,885)	(20,885)	(20,885)
Additional borrowing capacity	$49,115	$49,115	$49,115

Letters of credit:
Total commitment	$30,000	$30,000	$30,000
Less: outstanding letters of credit	(11,371)	(11,371)	(11,500)
Additional letters of credit capacity	$18,629	$18,629	$18,500

(1)	The short-term payable represents the amount due for sold inventory. A payment for any floor plan units sold is due within three to ten business days of sale. Due to the short-term nature of these payables, the Company reclassifies the amounts from notes payable‒floor plan, net to accounts payable in the condensed consolidated balance sheets. Changes in the vehicle floor plan payable are reported as cash flows from financing activities in the condensed consolidated statements of cash flows.
(2)	Purchase commitments represent vehicles approved for floor plan financing where the inventory has not yet been received by the Company from the supplier and no floor plan borrowing is outstanding.

4. Restructuring and Long-Lived Asset Impairment

Restructuring – 2019 Strategic Shift

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

The Company currently estimates the total restructuring costs associated with the 2019 Strategic Shift to be in the range of $121.0 million to $129.7 million. The breakdown of the estimated restructuring costs are as follows:

●	one-time employee termination benefits relating to retail store or distribution center closures/divestitures of $1.2 million, all of which were incurred through December 31, 2020;
●	lease termination costs of $20.0 million to $27.0 million, of which $19.4 million has been incurred through June 30, 2023;
●	incremental inventory reserve charges of $57.4 million, all of which were incurred through December 31, 2021; and
●	other associated costs of $42.4 million to $44.1 million, of which $41.0 million has been incurred through June 30, 2023.

Through June 30, 2023, the Company has incurred $41.0 million of such other associated costs primarily representing labor, lease, and other operating expenses incurred during the post-close wind-down period for the locations related to the 2019 Strategic Shift. The additional amount of $1.4 million to $3.1 million represents similar costs that may be incurred through the year ending December 31, 2023 for locations that continue in a wind-down period, primarily comprised of lease costs accounted for under ASC 842, Leases, prior to lease termination. The Company intends to negotiate terminations of these leases where prudent and pursue sublease arrangements for the remaining leases. Lease costs may continue to be incurred after December 31, 2023 on these leases if the Company is unable to terminate the leases under acceptable terms or offset the lease costs through sublease arrangements. The foregoing lease termination cost estimate represents the expected cash payments to terminate certain leases but does not include the gain or loss from derecognition of the related operating lease assets and liabilities, which is dependent on the particular leases that will be terminated.

The following table details the costs incurred during the three and six months ended June 30, 2023 and 2022 associated with the 2019 Strategic Shift (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
2019 Strategic Shift restructuring costs:
Lease termination costs(1)	$—	$944	$—	$1,122
Other associated costs(2)	1,063	1,854	2,147	3,877
Total 2019 Strategic Shift restructuring costs	$1,063	$2,798	$2,147	$4,999

(1)	These costs were included in lease termination charges in the condensed consolidated statements of operations. This reflects termination fees paid, net of any gain from derecognition of the related operating lease assets and liabilities.
(2)	Other associated costs primarily represent lease and other operating expenses incurred during the post-close wind-down period for the locations related to the 2019 Strategic Shift for the periods presented and were included in selling, general, and administrative expenses in the condensed consolidated statements of operations.

The following table details changes in the restructuring accrual associated with the 2019 Strategic Shift (in thousands):

	One-time	Lease	Other
	Termination	Termination	Associated
	Benefits	Costs (1)	Costs (2)	Total
Balance at June 30, 2019	$—	$—	$—	$—
Charged to expense	1,239	13,532	31,840	46,611
Paid or otherwise settled	(1,239)	(13,532)	(30,914)	(45,685)
Balance at December 31, 2021	—	—	926	926
Charged to expense	—	2,023	3,877	5,900
Paid or otherwise settled	—	(2,023)	(4,060)	(6,083)
Balance at June 30, 2022	—	—	743	743
Charged to expense	—	4,074	3,149	7,223
Paid or otherwise settled	—	(4,074)	(3,023)	(7,097)
Balance at December 31, 2022	—	—	869	869
Charged to expense	—	—	2,147	2,147
Paid or otherwise settled	—	—	(2,007)	(2,007)
Balance at June 30, 2023	$—	$—	$1,009	$1,009
(1)	Lease termination costs exclude the $7.6 million, $0.9 million and $3.9 million of gains from the derecognition of the operating lease assets and liabilities relating to the terminated leases as part of the 2019 Strategic Shift for the 2.5 years ended December 31, 2021, for the six months ended June 30, 2022, and for the six months ended December 31, 2022, respectively.
(2)	Other associated costs primarily represent labor, lease and other operating expenses incurred during the post-close wind-down period for the locations related to the 2019 Strategic Shift.

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

Restructuring – Active Sports

On March 1, 2023, management of the Company determined to implement plans (the “Active Sports Restructuring”) to exit and restructure operations of its indirect subsidiary, Active Sports, LLC, a specialty products retail business (“Active Sports”) as part of its review of underperforming assets and business lines. Upon liquidating a significant amount of inventory and exiting the related distribution centers, the Company reevaluated its exit plan and concluded instead that it would integrate the remaining operations into its existing distribution and fulfillment infrastructure while maintaining lower inventory levels and a smaller fixed cost structure. These plans have resulted in a much smaller operation and included the closure of the specialty retail location.

The activities under the Active Sports Restructuring are expected to be substantially completed by December 31, 2023. The total restructuring costs associated with the Active Sports Restructuring are estimated to be in the range of $3.8 million to $4.1 million. The breakdown of the estimated restructuring costs are as follows:

●	one-time employee termination benefits relating to the specialty retail store and distribution center closures of $0.2 million, all of which were incurred through June 30, 2023.
●	incremental inventory reserve charges of $2.6 million, all of which has been incurred through June 30, 2023; and
●	other associated costs of $1.0 million to $1.3 million, of which $0.4 million has been incurred through June 30, 2023.

The incremental inventory reserve charges are based, in part, on the Company’s estimates of the discounting necessary to liquidate the Active Sports inventory. However, additional incremental inventory reserve charges may be recorded in future periods if discounting in excess of those estimates is necessary.

The following table details the costs incurred during the three and six months ended June 30, 2023 and 2022 associated with the Active Sports Restructuring (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Active Sports Restructuring costs:
One-time termination benefits(1)	$193	$—	$193	$—
Incremental inventory reserve charges(1)	2,646	—	2,646	—
Other associated costs(2)	420	—	420	—
Total Active Sports Restructuring costs	$3,259	$—	$3,259	$—

(1)	These costs were included in costs applicable to revenues – products, service and other in the condensed consolidated statements of operations.
(2)	Other associated costs primarily represent labor, lease and other operating expenses incurred during the post-close wind-down period for the Active Sports Restructuring for the periods presented and were included primarily in selling, general, and administrative expenses in the condensed consolidated statements of operations.

The following table details changes in the restructuring accrual associated with the Active Sports Restructuring (in thousands):

	One-time	Other
	Termination	Associated
	Benefits	Costs (1)	Total
Balance at March 31, 2023	$—	$—	$—
Charged to expense	193	420	613
Paid or otherwise settled	(193)	(420)	(613)
Balance at June 30, 2023	$—	$—	$—

(1)	Other associated costs primarily represent labor, lease and other operating expenses incurred during the post-close wind-down period for the specialty retail location and distribution centers related to the Active Sports Restructuring.

Long-Lived Asset Impairment

During the three months ended March 31, 2023, the Company recorded an impairment charge totaling $6.6 million related to the Active Sports Restructuring, of which $4.5 million related to intangible assets, and $2.1 million related to other long-lived asset categories.

During the three and six months ended June 30, 2023 and the six months ended June 30, 2022, the Company had indicators of impairment of the long-lived assets for certain locations based on the Company’s review of location performance in the normal course of business. As a result of updating certain assumptions in the long-lived asset impairment analysis for these locations, the Company determined that the fair value of certain long-lived assets were below their carrying value and were impaired.

The long-lived asset impairment charges were calculated as the amount that the carrying value of these locations exceeded the estimated fair value, except that individual assets cannot be impaired below their individual fair values when that fair value can be determined without undue cost and effort. Estimated fair value is typically based on estimated discounted future cash flows, while property appraisals or market rent analyses are utilized for determining the fair value of certain assets related to properties and leases.

The following table details long-lived asset impairment charges by type of long-lived asset and by restructuring activity, all of which relate to the RV and Outdoor Retail segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Long-lived asset impairment charges by type of long-lived asset:
Leasehold improvements	$—	$2,557	$740	$2,557
Operating lease right of use assets	476	—	476	—
Furniture and equipment	—	61	329	61
Software	—	—	1,362	—
Construction in progress and software in development	—	—	113	—
Intangible assets	—	—	4,501	—
Total long-lived asset impairment charges	$476	$2,618	$7,521	$2,618

Long-lived asset impairment charges by restructuring activity:
2019 Strategic Shift	$—	$—	$—	$—
Active Sports Restructuring	—	—	6,648	—
Unrelated to restructuring activities	476	2,618	873	2,618
Total long-lived asset impairment charges	$476	$2,618	$7,521	$2,618

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

As of June 30, 2023, two properties from the RV and Outdoor Retail segment, relating to a closed RV dealership and real estate, met the criteria to be classified as held for sale. Additionally, as of June 30, 2023, one of these properties had associated secured borrowings under the Company’s Real Estate Facilities (see Note 7 — Long-Term Debt for definition and further details), which will require payment of the associated balance upon sale of the property.

The following table presents the components of assets held for sale and liabilities related to assets held for sale at June 30, 2023, December 31, 2022, and June 30, 2022 (in thousands):

	June 30,	December 31,	June 30,
	2023	2022	2022
Assets held for sale:
Property and equipment, net	$4,635	$—	$—
	$4,635	$—	$—
Liabilities related to assets held for sale:
Current portion of long-term debt	$206	$—	$—
Long-term debt, net of current portion	3,919	—	—
	$4,125	$—	$—

6. Goodwill and Intangible Assets

Goodwill

The following is a summary of changes in the Company’s goodwill by segment for the six months ended June 30, 2023 and 2022 (in thousands):

	Good Sam
	Services and	RV and
	Plans	Outdoor Retail	Consolidated
Balance at December 31, 2021 (excluding impairment charges)	$70,713	$654,758	$725,471
Accumulated impairment charges	(46,884)	(194,953)	(241,837)
Balance at December 31, 2021	23,829	459,805	483,634
Acquisitions	405	23,245	23,650
Balance at June 30, 2022	24,234	483,050	507,284
Acquisitions	—	115,139	115,139
Balance at December 31, 2022	24,234	598,189	622,423
Acquisitions	—	33,321	33,321
Balance at June 30, 2023	$24,234	$631,510	$655,744

Intangible Assets

Finite-lived intangible assets and related accumulated amortization consisted of the following at June 30, 2023, December 31, 2022 and June 30, 2022 (in thousands):

	June 30, 2023
	Cost or	Accumulated
	Fair Value	Amortization	Net
Good Sam Services and Plans:
Membership, customer lists and other	$9,640	(9,110)	$530
Trademarks and trade names	2,132	(166)	1,966
Websites	3,050	(900)	2,150
RV and Outdoor Retail:
Customer lists, domain names and other	5,268	(2,936)	2,332
Supplier lists	1,696	(933)	763
Trademarks and trade names	27,251	(20,494)	6,757
Websites	6,032	(5,502)	530
	$55,069	$(40,041)	$15,028

	December 31, 2022
	Cost or	Accumulated
	Fair Value	Amortization	Net
Good Sam Services and Plans:
Membership, customer lists and other	$9,640	$(8,971)	$669
Trademarks and trade names	2,132	(95)	2,037
Websites	3,050	(682)	2,368
RV and Outdoor Retail:
Customer lists and domain names	5,626	(2,880)	2,746
Supplier lists	1,696	(763)	933
Trademarks and trade names	29,564	(19,691)	9,873
Websites	7,519	(5,200)	2,319
	$59,227	$(38,282)	$20,945

	June 30, 2022
	Cost or	Accumulated
	Fair Value	Amortization	Net
Good Sam Services and Plans:
Membership, customer lists and other	$9,640	$(8,817)	$823
Trademarks and trade names	2,132	(24)	2,108
Websites	3,050	(441)	2,609
RV and Outdoor Retail:
Customer lists and domain names	5,626	(2,590)	3,036
Supplier lists	1,696	(594)	1,102
Trademarks and trade names	29,564	(19,013)	10,551
Websites	7,378	(4,664)	2,714
	$59,086	$(36,143)	$22,943

During the first quarter of 2022, the Company recorded $8.8 million of incremental accelerated amortization from the adjustment of the useful lives of certain trademark and trade name intangible assets relating to brands not traditionally associated with RVs that the Company phased out.

7. Long-Term Debt

Outstanding long-term debt consisted of the following (in thousands):

	June 30,	December 31,	June 30,
	2023	2022	2022
Term Loan Facility (1)	$1,351,543	$1,360,454	$1,361,853
Real Estate Facilities (2)	188,449	145,911	22,076
Other Long-Term Debt	8,403	3,280	3,341
Subtotal	1,548,395	1,509,645	1,387,270
Less: current portion	(26,766)	(25,229)	(15,826)
Total	$1,521,629	$1,484,416	$1,371,444

(1)	Net of $13.2 million, $14.2 million, and $16.0 million of original issue discount at June 30, 2023, December 31, 2022, and June 30, 2022, respectively, and $5.3 million, $5.8 million, and $6.4 million of finance costs at June 30, 2023, December 31, 2022, and June 30, 2022, respectively.
(2)	Net of $3.6 million, $3.4 million, and $0.2 million of finance costs at June 30, 2023, December 31, 2022, and June 30, 2022, respectively.

Senior Secured Credit Facilities

As of June 30, 2023, December 31, 2022, and June 30, 2022, CWGS Group, LLC (the “Borrower”), a wholly-owned subsidiary of CWGS, LLC, was party to a credit agreement (the “Credit Agreement”) for senior secured credit facilities (the “Senior Secured Credit Facilities”). The Senior Secured Credit Facilities consist of a $1.4 billion term loan facility (the “Term Loan Facility”) and a $65.0 million revolving credit facility (the “Revolving Credit Facility”). Under the Senior Secured Credit Facilities, the Company has the ability to request to increase the amount of term loans or revolving loans in an aggregate amount not to exceed the greater of (a) a “fixed” amount set at $725.0 million and (b) 100% of consolidated EBITDA for the most recent four consecutive fiscal quarters on a pro forma basis (as defined in the Credit Agreement). The lenders under the Senior Secured Credit Facilities are not under any obligation to provide commitments in respect of any such increase.

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

The following table details the outstanding amounts and available borrowings under the Senior Secured Credit Facilities as of (in thousands):

	June 30,	December 31,	June 30,
	2023	2022	2022
Senior Secured Credit Facilities:
Term Loan Facility:
Principal amount of borrowings	$1,400,000	$1,400,000	$1,400,000
Less: cumulative principal payments	(30,026)	(19,515)	(16,011)
Less: unamortized original issue discount	(13,167)	(14,224)	(15,786)
Less: unamortized finance costs	(5,264)	(5,807)	(6,350)
	1,351,543	1,360,454	1,361,853
Less: current portion	(14,015)	(14,015)	(14,015)
Long-term debt, net of current portion	$1,337,528	$1,346,439	$1,347,838
Revolving Credit Facility:
Total commitment	$65,000	$65,000	$65,000
Less: outstanding letters of credit	(4,930)	(4,930)	(4,930)
Less: total net leverage ratio borrowing limitation	(37,320)	—	—
Additional borrowing capacity	$22,750	$60,070	$60,070

As of June 30, 2023, December 31, 2022, and June 30, 2022, the average interest rate on the Term Loan Facility was 7.66%, 6.80%, and 3.82%, respectively, and the effective interest rate was 7.90%, 7.03%, and 4.04%, respectively.

The Senior Secured Credit Facilities are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by each of the Company’s existing and future domestic restricted subsidiaries with the exception of FreedomRoads Intermediate Holdco, LLC, the direct parent of FR, and FR, and its subsidiaries. The Credit Agreement contains certain restrictive covenants pertaining to, but not limited to, mergers, changes in the nature of the business, acquisitions, additional indebtedness, sales of assets, investments, and the payment of dividends subject to certain limitations and minimum operating covenants. Additionally, management has determined that the Senior Secured Credit Facilities include subjective acceleration clauses, which could impact debt classification. Management believes that no events have occurred at June 30, 2023 that would trigger a subjective acceleration clause.

The Credit Agreement requires the Borrower and its subsidiaries to comply on a quarterly basis with a maximum Total Net Leverage Ratio (as defined in the Credit Agreement), which covenant is in effect only if, as of the end of each calendar quarter, the aggregate amount of borrowings under the revolving credit facility (including swingline loans), letters of credit and unreimbursed letter of credit disbursements outstanding at such time is greater than 35% of the total commitment on the Revolving Credit Facility (excluding (i) up to $15.0 million attributable to any outstanding undrawn letters of credit and (ii) any cash collateralized or backstopped letters of credit), as defined in the Credit Agreement. As of June 30, 2023, the Company was not subject to this covenant as borrowings under the Revolving Credit Facility did not exceed the 35% threshold, however the Company’s borrowing capacity was reduced by $37.3 million in light of this covenant. The Company was in compliance with all applicable debt covenants at June 30, 2023, December 31, 2022, and June 30, 2022.

Real Estate Facilities

On October 27, 2022, subsidiaries of FRHP Lincolnshire, LLC (“FRHP”), an indirect wholly-owned subsidiary of CWGS, LLC, entered into a credit agreement with a syndication of banks for a real estate credit facility (the “M&T Real Estate Facility”) with aggregate maximum principal capacity of $250.0 million with an option that allows FRHP to request an additional $100.0 million of principal capacity. The lenders under the M&T Real Estate Facility are not under any obligation to provide commitments in respect of any such increase. The M&T Real Estate Facility bears interest at FRHP’s option of either (as defined in the credit agreement for the M&T Real Estate Facility): (a) the Secured Overnight Financing Rate (“SOFR”) plus the applicable rate of 2.30% or (b) the highest of (i) the Federal Funds Rate plus 1.80%, (ii) the Prime Rate plus 1.30%, or (iii) SOFR plus 2.30%. The M&T Real Estate Facility has an unused commitment fee of 0.20% of the aggregate unused principal amount and it matures in October 2027. Additionally, the M&T Real Estate Facility is subject to a debt service coverage ratio covenant (as defined in the credit agreement for the M&T Real Estate Facility). All obligations under the M&T Real Estate Facility and the guarantees of those obligations, are secured, subject to certain exceptions, by the mortgaged real property assets. During the six months ended June 30, 2023, FRHP borrowed an additional $59.2 million under the M&T Real Estate Facility.

In November 2018, September 2021 and December 2021, Camping World Property, Inc. (the ‘‘Real Estate Borrower’’), an indirect wholly-owned subsidiary of CWGS, LLC, and CIBC Bank USA (“Lender”), entered into loan and security agreements for real estate credit facilities (as amended from time to time, the “First CIBC Real Estate Facility”, the “Second CIBC Real Estate Facility”, and the “Third CIBC Real Estate Facility”, respectively, and collectively the “CIBC Real Estate Facilities”) with aggregate maximum principal capacities of $21.5 million, $9.0 million, and $10.1 million for the First CIBC Real Estate Facility, Second CIBC Real Estate Facility, and Third CIBC Real Estate Facility, respectively. Borrowings under the CIBC Real Estate Facilities are guaranteed by CWGS Group, LLC, a wholly-owned subsidiary of CWGS, LLC. The CIBC Real Estate Facilities may be used to finance the acquisition of real estate assets. The CIBC Real Estate Facilities are secured by a first priority security interest on the real estate assets acquired with the proceeds of the CIBC Real Estate Facilities (“CIBC Real Estate Facility Properties”).

In June 2023, the Real Estate Borrower sold one of the CIBC Real Estate Facility Properties located in Franklin, Kentucky, which was secured by the Second CIBC Real Estate Facility. As part of the settlement of the property sale, the outstanding balance of the Second CIBC Real Estate Facility of $7.4 million was repaid by the Real Estate Borrower. The First CIBC Real Estate Facility and Third CIBC Real Estate Facility mature in October 2023 and December 2026, respectively.

The following table shows a summary of the outstanding balances, remaining available borrowings, and weighted average interest rate under the M&T Real Estate Facility and the CIBC Real Estate Facilities (collectively the “Real Estate Facilities”) at June 30, 2023:

	As of June 30, 2023
	Principal		Remaining		Wtd. Average
(In thousands)	Outstanding(1)		Available(2)		Interest Rate
Real Estate Facilities
M&T Real Estate Facility	$179,479	(4)	$68,394	(3)	7.10%
First CIBC Real Estate Facility	3,795		—		7.83%
Third CIBC Real Estate Facility	9,300		—		7.58%
Less: Amount reclassified to liabilities related to assets held for sale	(4,125)		—
	$188,449		$68,394
(1)	Outstanding principal amounts are net of unamortized finance costs.
(2)	Amounts cannot be reborrowed.
(3)	Additional borrowings on the M&T Real Estate Facility are subject to a debt service coverage ratio covenant and to the property collateral requirements under the M&T Real Estate Facility.
(4)	$4.1 million of this amount is classified as liabilities related to assets held for sale (see Note 5 ― Assets Held for Sale).

Management has determined that the credit agreements governing the Real Estate Facilities include subjective acceleration clauses, which could impact debt classification. Management believes that no events have occurred at June 30, 2023 that would trigger a subjective acceleration clause. Additionally, the Real Estate Facilities are subject to certain cross default provisions, a debt service coverage ratio, and other customary covenants. The Company was in compliance with all debt covenants at June 30, 2023, December 31, 2022, and June 30, 2022.

Other Long-Term Debt

In December 2021, FRHP assumed a mortgage as part of a real estate purchase. This mortgage is secured by the acquired property, is guaranteed by CWGS Group, LLC, a wholly-owned subsidiary of CWGS, LLC and matures in December 2026. In June 2023, FRHP assumed a promissory note as part of a real estate purchase. This note is secured by the acquired property and matures in April 2041. As of June 30, 2023, the outstanding principal balance of these debt instruments was $8.4 million with a weighted average interest rate of 4.27%.

8. Lease Obligations

The following presents certain information related to the costs for leases where the Company is the lessee (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease cost	$29,376	$28,081	$58,581	$56,577
Finance lease cost:
Amortization of finance lease assets	2,068	2,974	(745)	5,665
Interest on finance lease liabilities	1,540	1,152	2,939	2,139
Short-term lease cost	550	555	1,064	1,018
Variable lease cost	6,128	5,602	12,417	11,796
Sublease income	(675)	(306)	(1,332)	(699)
Net lease costs	$38,987	$38,058	$72,924	$76,496

As of June 30, 2023, December 31, 2022, and June 30, 2022, finance lease assets of $91.6 million, $88.1 million, and $94.1 million, respectively, were included in property and equipment, net in the accompanying condensed consolidated balance sheets.

The following presents supplemental cash flow information related to leases (in thousands):

	Six Months Ended June 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$58,227	$57,181
Operating cash flows for finance leases	2,934	2,072
Financing cash flows for finance leases	2,847	3,042
Lease assets obtained in exchange for lease liabilities:
New, remeasured and terminated operating leases	18,872	(8,967)
New, remeasured and terminated finance leases	7,700	24,224

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

	Fair Value	June 30, 2023		December 31, 2022		June 30, 2022
($ in thousands)	Measurement	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Term Loan Facility	Level 2	$1,351,543	$1,383,674	$1,360,454	$1,394,290	$1,361,853	$1,397,829
Floor Plan Facility Revolving Line of Credit	Level 2	20,885	21,327	20,885	19,823	20,885	17,535
Real Estate Facilities(1)	Level 2	192,574	200,797	145,911	145,664	22,076	19,812
Other Long-Term Debt	Level 2	8,403	6,947	3,280	2,944	3,341	3,055

(1)	The carrying value of Real Estate Facilities at June 30, 2023 includes the $4.1 million reported as liabilities related to assets held for sale in the condensed consolidated balance sheets.

10. Commitments and Contingencies

Litigation

Weissmann Complaint

On June 22, 2021, FreedomRoads Holding Company, LLC (“FR Holdco”), an indirect wholly-owned subsidiary of CWGS, LLC, filed a one-count complaint captioned FreedomRoads Holding Company, LLC v. Steve Weissmann in the Circuit Court of Cook County, Illinois against Steve Weissmann (“Weissmann”) for breach of contractual obligation under note guarantee (the “Note”) (the “Weissmann Complaint”). On October 8, 2021, Weissmann brought a counterclaim against FR Holdco and third-party defendants Marcus Lemonis, NBCUniversal Media, LLC, the Consumer National Broadcasting Company, Camping World, Inc. (“CW”), and Machete Productions (“Machete”) (the “Weissmann Counterclaim”), in which he alleges claims in connection with the Note and his appearance on the reality television show The Profit. Weissmann alleges the following causes of action against FR Holdco and all third-party defendants, including CW: (i) fraud; (ii) fraud in the inducement; (iii) fraudulent concealment; (iv) breach of fiduciary duty; (v) defamation; (vi) defamation per se; (vii) false light; (viii) intentional infliction of emotional distress; (ix) negligence; (x) unjust enrichment; and (xi) RICO § 1962. Weissmann seeks costs and damages in an amount to be proven at trial but no less than the amount in the Note (approximately $2.5 million); in connection with his RICO claim, Weissmann asserts he is entitled to damages in the amount of three times the Note. On February 18, 2022, NBCUniversal, CNBC, and Machete filed a motion to compel arbitration (the “NBC Arbitration Motion”). On May 5, 2022, an agreed order was filed staying the litigation in favor of arbitration. On May 31, 2022, FR Holdco filed an arbitration demand against Weissmann for collection on the Note. Weissmann filed his response and counterclaims, and third-party claims against FR Holdco, CW, Marcus Lemonis, NBCUniversal, and Machete on July 7, 2022. On or about July 21, 2022, FR Holdco and the other respondents filed their responses and affirmative defenses. The arbitration hearing has not yet been scheduled.

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

Precise Complaint

On May 3, 2022, Lynn E. Feldman, Esquire, in her capacity as the Chapter 7 Trustee (the “Trustee”) for the Estate of Precise Graphix, LLC (the “Precise Estate”) filed a complaint against NBCUniversal Media, LLC, Machete Corporation, and CW in which the Trustee alleges claims on behalf of the Precise Estate in connection with its appearance on The Profit and subsequent commercial relationship with CW (the “Precise Complaint”), seeking primarily monetary damages from CW. The Trustee alleges the following claims against defendants, including CW: (i) fraud; (ii) false promise; (iii) breach of fiduciary duty; (iv) breach of contract; (v) breach of oral contract; (vi) fraud in the inducement; (vii) negligent misrepresentation; (viii) fraudulent concealment; (ix) conspiracy; (x) unlawful business practices in violation of California Business and Professions Code §17200; (xi) aiding and abetting; (xii) breach of fiduciary duty; and (xiii) declaratory judgment. The Trustee did not serve the Precise Complaint on CW.  On July 3, 2022, the Precise Estate filed its arbitration demand against CW, NBCUniversal, and Machete alleging substantially similar claims as the Precise Complaint. On April 4, 2023, the Precise Estate’s arbitration demand was tried before a single arbitrator pursuant to the JAMS streamlined arbitration rules in a confidential arbitration hearing. On May 31, 2023, the Arbitration was concluded and an award was entered by the Arbitrator against the Precise Estate in the amount of $7.1 million (the “Final Award”), of which CW would be entitled to $3.7 million. On June 13, 2023, the Trustee filed a notice of appeal of the Final Award with JAMS. On June 29, 2023, CW advanced the Trustee’s portion of the fee required by JAMS to advance the appeal. On July 5, 2023, CW filed an application in the United States Bankruptcy Court for the Eastern District of Pennsylvania (the “USBC”) seeking an order, inter alia, allowing the JAMS fee as an administrative expense of the Precise Estate. On July 14, 2023, the Trustee and respondents, including CW, filed a stipulation and agreed order (the “Stipulation”) as follows: (1) upon approval and entry of the Stipulation, CW’s claim for $3,500 shall be allowed and reimbursed; (2) the Trustee will notify JAMS that she is irrevocably withdrawing and ending her pending appeal of the Final Award; and (3) the Trustee will not dispute the amount of the Final Award. On July 17, 2023, the USBC entered the Stipulation as an order, which became final upon the expiration of the ten (10) day appeal period.

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

Financial Assurances

In the normal course of business, the Company obtains standby letters of credit and surety bonds from financial institutions and other third parties. These instruments guarantee the Company’s future performance and provide third parties with financial and performance assurance in the event that the Company does not perform. These instruments support a wide variety of the Company’s business activities. As of June 30, 2023, December 31, 2022, and June 30, 2022, outstanding standby letters of credit issued through our Floor Plan Facility were $11.4 million, $11.4 million, and $11.5 million, respectively, and outstanding standby letters of credit issued through the Senior Secured Credit Facilities were $4.9 million, $4.9 million, and $4.9 million, respectively (see Note 3 — Inventories and Floor Plan Payables and Note 7 — Long-Term Debt). As of June 30, 2023, December 31, 2022, and June 30, 2022, outstanding surety bonds were $23.4 million, $22.0 million, and $20.5 million, respectively. The underlying liabilities to which these instruments relate are reflected on the Company’s condensed consolidated balance sheets, where applicable. Therefore, no additional liability is reflected for the letters of credit and surety bonds themselves.

11. Statement of Cash Flows

Supplemental disclosures of cash flow information for the following periods (in thousands) were as follows:

	Six Months Ended June 30,
	2023	2022
Cash paid during the period for:
Interest	$82,200	$41,271
Income taxes	2,323	28,572
Non-cash investing and financing activities:
Vehicles transferred to property and equipment from inventory	161	927
Capital expenditures in accounts payable and accrued liabilities	7,447	19,189
Purchase of real property through assumption of other long-term debt	5,185	—
Note receivable exchanged for amounts owed by other investment	2,153	—
Par value of Class A common stock issued for redemption of common units in CWGS, LLC	20	1
Cost of treasury stock issued for vested restricted stock units	3,457	8,547

12. Acquisitions

During the six months ended June 30, 2023 and 2022, subsidiaries of the Company acquired the assets of multiple RV dealerships, as well as an outdoor publication during the three months ended June 30, 2022, that constituted businesses under GAAP. The Company used cash and borrowings under its Floor Plan Facility to complete the acquisitions. The Company considers acquisitions of independent dealerships to be a fast and capital efficient alternative to opening new RV dealership locations to expand its business and grow its customer base. Additionally, the Company considered the 2022 acquisition of the outdoor publication as a furtherance of its strategy to target a younger demographic of RV enthusiasts. The acquired businesses were recorded at their estimated fair values under the acquisition method of accounting. The balance of the purchase prices in excess of the fair values of net assets acquired were recorded as goodwill.

During the six months ended June 30, 2023, the RV and Outdoor Retail segment acquired the assets of various RV dealerships comprised of eight locations for an aggregate purchase price of approximately $74.4 million. Separate from these acquisitions, during the six months ended June 30, 2023, the Company purchased real property of $42.2 million, of which $5.2 million was paid through the assumption of the related promissory note (see Note 7 — Long-Term Debt — Other Long-Term Debt).

During the six months ended June 30, 2022, the RV and Outdoor Retail segment acquired the assets of various RV dealerships comprised of two locations for an aggregate purchase price of approximately $34.8 million. Also, during the six months ended June 30, 2022, the Good Sam Services and Plans segment acquired the assets of the outdoor publication for $3.4 million. Separate from these acquisitions, during the six months ended June 30, 2022, the Company purchased real property for $28.0 million.

The estimated fair values of the assets acquired and liabilities assumed for the acquisitions discussed above consist of the following, net of insignificant measurement period adjustments relating to acquisitions from the respective previous year:

	Six Months Ended June 30,
($ in thousands)	2023	2022
Tangible assets (liabilities) acquired (assumed):
Accounts receivable, net	$—	$(68)
Inventories, net	40,391	11,775
Prepaid expenses and other assets	144	13
Property and equipment, net	746	70
Operating lease assets	916	—
Accrued liabilities	—	67
Current portion of operating lease liabilities	(208)	—
Other current liabilities	(188)	49
Operating lease liabilities, net of current portion	(708)	—
Total tangible net assets acquired	41,093	11,906
Total intangible assets acquired	—	2,632
Goodwill	33,321	23,650
Cash paid for acquisitions, net of cash acquired	74,414	38,188
Inventory purchases financed via floor plan	(31,188)	(5,876)
Cash payment net of floor plan financing	$43,226	$32,312

For the six months ended June 30, 2023, the fair values above include measurement period adjustments for valuation of acquired inventories relating to dealership acquisitions during the year ended December 31, 2022. The measurement period relating to dealership acquisitions is typically open for twelve months from the acquisition date, primarily for refining the estimate of the fair value of acquired vehicle inventories.

The primary items that generated the goodwill are the value of the expected synergies between the acquired businesses and the Company and the acquired assembled workforce, neither of which qualify for recognition as a separately identified intangible asset. For the six months ended June 30, 2023 and 2022, acquired goodwill of $33.3 million and $23.7 million, respectively, was expected to be deductible for tax purposes. For the six months ended June 30, 2022, the Good Sam Services and Plans segment acquisition of the outdoor publication resulted in the recognition of intangible assets for trademarks and trade names of $2.1 million and other intangible assets of $0.5 million with estimated useful lives of 15 years and 3 years, respectively.

Included in the condensed consolidated financial statements for the six months ended June 30, 2023 and 2022 were revenue of $12.8 million and $21.7 million, respectively, and pre-tax loss of $1.1 million and pre-tax income of $1.4 million, respectively, from the acquired dealerships from the applicable acquisition dates. Pro forma information on these acquisitions has not been included, because the Company has deemed them to not be individually or cumulatively material.

13. Income Taxes

CWH is organized as a Subchapter C corporation and, as of June 30, 2023, is a 52.6% owner of CWGS, LLC (see Note 16 — Non-Controlling Interests). CWGS, LLC is organized as a limited liability company and treated as a partnership for U.S. federal and most applicable state and local income tax purposes and as such, is generally not subject to any U.S. federal entity-level income taxes. However, certain CWGS, LLC subsidiaries, including Americas Road and Travel Club, Inc. and FreedomRoads RV, Inc. and their wholly-owned subsidiaries, are subject to entity-level taxes as they are Subchapter C corporations (“C-Corps”).

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

During the six months ended June 30, 2023, there was no significant income tax expense recorded relating to the LLC Conversion.

Effective Income Tax Rate

For the six months ended June 30, 2023, the Company's effective income tax rate was 16.6%, which differed from the federal statutory rate of 21.0% primarily due to state taxes and a portion of the Company’s earnings being attributable to non-controlling interests in limited liability companies, which are not subject to entity level taxes.

For the six months ended June 30, 2022, the Company's effective income tax rate was 14.9%, which differed from the federal statutory rate of 21.0% primarily due to a portion of the Company’s earnings being attributable to non-controlling interests in limited liability companies, which are not subject to entity level taxes, net of income tax benefits of $0.7 million related to current state combined unitary losses. Additionally, for the six months ended June 30, 2022, the Company reduced its deferred tax asset by $9.4 million relating to CWH’s investment in CWGS, LLC for the change in ownership of CWGS, LLC from the treasury stock repurchase of 2.6 million shares of Class A common stock (see Note 15 — Stockholders’ Equity). These treasury stock repurchases result in a commensurate reduction in common units in CWGS, LLC held by CWH.

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

During the six months ended June 30, 2022, the Tax Receivable Agreement liability and the related Deferred Tax Assets for the Tax Receivable Agreement liability and the investment in CWGS, LLC increased $0.4 million and $0.5 million, respectively, as a result of a Continuing Equity Owner’s redemption of 50,000 common units in CWGS, LLC for 50,000 shares of the Company’s Class A common stock and were recorded to additional paid-in capital (see the condensed consolidated statements of stockholders’ equity). Payments pursuant to the Tax Receivable Agreement relating to this redemption began during the year ending December 31, 2023.

14. Related Party Transactions

Transactions with Directors, Equity Holders and Executive Officers

FreedomRoads leases various RV dealership locations from managers and officers. During the six months ended June 30, 2023 and 2022, the related party lease expense for these locations was $3.0 million and $1.3 million, respectively, which were included in selling, general, and administrative expenses in the condensed consolidated statements of operations.

In January 2012, FreedomRoads entered into a lease for the offices in Lincolnshire, Illinois, which was amended in March 2013, November 2019, October 2020, and October 2021 (the “Lincolnshire Lease”). For the three months ended June 30, 2023 and 2022, rental payments for the Lincolnshire Lease, including common area maintenance charges, were each $0.2 million. For the six months ended June 30, 2023 and 2022, rental payments for the Lincolnshire Lease, including common area maintenance charges, were $0.5 million and $0.4 million, respectively. These rental payments were included in selling, general, and administrative expenses in the condensed consolidated statements of operations. The Company’s Chairman and Chief Executive Officer has personally guaranteed the Lincolnshire Lease.

Other Transactions

The Company paid Kaplan, Strangis and Kaplan, P.A., of which Andris A. Baltins is a member, and a member of the Company’s Board of Directors, $0.1 million during the six months ended June 30, 2022 for legal services, which were included in selling, general, and administrative expenses in the condensed consolidated statements of operations.

15. Stockholders’ Equity

Stock Repurchase Program

During the six months ended June 30, 2023 and three months ended June 30, 2022, the Company did not repurchase Class A common stock under the stock repurchase program. During the six months ended June 30, 2022, the Company repurchased 2,592,524 shares of Class A common stock under this program for approximately $79.8 million, including commissions paid, at a weighted average price per share of $30.76, which was recorded as treasury stock on the condensed consolidated balance sheets. Class A common stock held as treasury stock is not considered outstanding. During the six months ended June 30, 2023 and 2022, the Company reissued 84,168 and 200,891 shares of Class A common stock from treasury stock, respectively, to settle the exercises of stock options and vesting of restricted stock units.

Repurchases under the stock repurchase program are subject to any applicable limitations on the availability of funds to be distributed to the Company by CWGS, LLC to fund repurchases and may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases to be determined at the Company’s discretion, depending on market conditions and corporate needs. Open market repurchases will be structured to occur in accordance with applicable federal securities laws, including within the pricing and volume requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The Company may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of its shares under this authorization. This program does not obligate the Company to acquire any particular amount of Class A common stock and the program may be extended, modified, suspended or discontinued at any time at the Board’s discretion. The Company expects to fund the repurchases using cash on hand. As of June 30, 2023, the remaining approved amount for repurchases of Class A common stock under the share repurchase program was approximately $120.2 million and the program expires on December 31, 2025.

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

The following table summarizes the CWGS, LLC common unit ownership by CWH and the Continuing Equity Owners:

	As of June 30, 2023		As of December 31, 2022		As of June 30, 2022
	Common Units	Ownership %	Common Units	Ownership %	Common Units	Ownership %
CWH	44,525,108	52.6%	42,440,940	50.2%	41,789,323	49.8%
Continuing Equity Owners	40,044,536	47.4%	42,044,536	49.8%	42,044,536	50.2%
Total	84,569,644	100.0%	84,485,476	100.0%	83,833,859	100.0%

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

The following table summarizes the effects of changes in ownership in CWGS, LLC on the Company’s equity:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
Net income attributable to Camping World Holdings, Inc.	$28,703	$84,311	$31,872	$129,041
Transfers to non-controlling interests:
Decrease in additional paid-in capital as a result of the purchase of common units from CWGS, LLC with proceeds from the exercise of stock options	(70)	(18)	(87)	(129)
Decrease in additional paid-in capital as a result of the vesting of restricted stock units	(1,965)	(3,562)	(3,069)	(7,629)
Increase in additional paid-in capital as a result of repurchases of Class A common stock for withholding taxes on vested RSUs	87	48	215	291
Increase in additional paid-in capital as a result of repurchases of Class A common stock for treasury stock	—	—	—	28,398
Increase in additional paid-in capital as a result of the redemption of common units of CWGS, LLC	—	—	9,673	416
Change from net income attributable to Camping World Holdings, Inc. and transfers to non-controlling interests	$26,755	$80,779	$38,604	$150,388

17. Equity-Based Compensation Plans

The following table summarizes the equity-based compensation that has been included in the following line items within the condensed consolidated statements of operations during:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
Equity-based compensation expense:
Costs applicable to revenue	$222	$222	$354	$363
Selling, general, and administrative	6,270	8,746	12,497	20,279
Total equity-based compensation expense	$6,492	$8,968	$12,850	$20,642

The following table summarizes stock option activity for the six months ended June 30, 2023:

Stock Options
(in thousands)
Outstanding at December 31, 2022	238
Exercised	(10)
Forfeited	(11)
Outstanding and exercisable at June 30, 2023	217

The following table summarizes restricted stock unit activity for the six months ended June 30, 2023:

Restricted
Stock Units
(in thousands)
Outstanding at December 31, 2022	2,549
Granted	303
Vested	(99)
Forfeited	(188)
Outstanding at June 30, 2023	2,565

During the six months ended June 30, 2023, the Company granted 271,922 RSUs to employees with an aggregate grant date fair value of $4.9 million and weighted-average grant date fair value of $18.14 per RSU, which will be recognized, net of forfeitures, over a vesting period of five years. In accordance with the Company’s non-employee director compensation policy, five members of the Company’s Board of Directors each received grants of 6,240 RSUs on the date of the Company’s annual stockholders’ meeting in May 2023 with a grant date fair value of $24.04 per RSU, which will be recognized, net of forfeitures, over a vesting period of one year.

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

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands except per share amounts)	2023	2022	2023	2022
Numerator:
Net income	$64,723	$197,985	$69,626	$305,284
Less: net income attributable to non-controlling interests	(36,020)	(113,674)	(37,754)	(176,243)
Net income attributable to Camping World Holdings, Inc. — basic	$28,703	$84,311	31,872	129,041
Add: reallocation of net income attributable to non-controlling interests from the assumed dilutive effect of stock options and RSUs	101	405	—	738
Add: reallocation of net income attributable to non-controlling interests from the assumed redemption of common units of CWGS, LLC for Class A common stock	—	—	28,569	—
Net income attributable to Camping World Holdings, Inc. — diluted	$28,804	$84,716	$60,441	$129,779
Denominator:
Weighted-average shares of Class A common stock outstanding — basic	44,490	41,737	44,473	42,640
Dilutive options to purchase Class A common stock	29	44	22	66
Dilutive restricted stock units	285	358	243	465
Dilutive common units of CWGS, LLC that are convertible into Class A common stock	—	—	40,045	—
Weighted-average shares of Class A common stock outstanding — diluted	44,804	42,139	84,783	43,171

Earnings per share of Class A common stock — basic	$0.65	$2.02	$0.72	$3.03
Earnings per share of Class A common stock — diluted	$0.64	$2.01	$0.71	$3.01

Weighted-average anti-dilutive securities excluded from the computation of diluted earnings per share of Class A common stock:
Restricted stock units	1,099	3,256	1,608	2,448
Common units of CWGS, LLC that are convertible into Class A common stock	40,045	42,045	—	42,045

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

19. Segments Information

Reportable segment revenue; segment income; floor plan interest expense; depreciation and amortization; other interest expense, net; and total assets are as follows:

	Three Months Ended June 30, 2023				Three Months Ended June 30, 2022
	Good Sam	RV and			Good Sam	RV and
	Services	Outdoor	Intersegment		Services	Outdoor	Intersegment
($ in thousands)	and Plans	Retail	Eliminations	Total	and Plans	Retail	Eliminations	Total
Revenue:
Good Sam services and plans	$51,132	$—	$(94)	$51,038	$49,672	$—	$(79)	$49,593
New vehicles	—	802,503	(1,600)	800,903	—	1,079,223	(1,971)	1,077,252
Used vehicles	—	624,291	(1,329)	622,962	—	557,182	(1,224)	555,958
Products, service and other	—	247,958	(198)	247,760	—	278,329	(328)	278,001
Finance and insurance, net	—	168,021	(1,087)	166,934	—	201,190	(5,783)	195,407
Good Sam Club	—	11,124	—	11,124	—	12,421	—	12,421
Total consolidated revenue	$51,132	$1,853,897	$(4,308)	$1,900,721	$49,672	$2,128,345	$(9,385)	$2,168,632

	Six Months Ended June 30, 2023				Six Months Ended June 30, 2022
	Good Sam	RV and			Good Sam	RV and
	Services	Outdoor	Intersegment		Services	Outdoor	Intersegment
($ in thousands)	and Plans	Retail	Eliminations	Total	and Plans	Retail	Eliminations	Total
Revenue:
Good Sam services and plans	$98,095	$—	$(690)	$97,405	$94,501	$—	$(349)	$94,152
New vehicles	—	1,450,433	(2,778)	1,447,655	—	1,915,795	(3,584)	1,912,211
Used vehicles	—	1,069,978	(2,270)	1,067,708	—	961,000	(2,010)	958,990
Products, service and other	—	455,793	(372)	455,421	—	493,547	(573)	492,974
Finance and insurance, net	—	298,326	(1,620)	296,706	—	358,973	(10,188)	348,785
Good Sam Club	—	22,706	—	22,706	—	23,916	—	23,916
Total consolidated revenue	$98,095	$3,297,236	$(7,730)	$3,387,601	$94,501	$3,753,231	$(16,704)	$3,831,028

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
Segment income:(1)
Good Sam Services and Plans	$26,840	$22,124	$50,459	$43,296
RV and Outdoor Retail	106,156	243,485	138,740	394,984
Total segment income	132,996	265,609	189,199	438,280
Corporate & other	(3,785)	(2,615)	(7,562)	(6,892)
Depreciation and amortization	(17,206)	(17,627)	(31,843)	(43,162)
Other interest expense, net	(33,518)	(14,935)	(64,631)	(29,236)
Other expense, net	(183)	(72)	(1,683)	(295)
Income before income taxes	$78,304	$230,360	$83,480	$358,695

(1)	Segment income is defined as income from operations before depreciation and amortization plus floor plan interest expense.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
Depreciation and amortization:
Good Sam Services and Plans	$774	$709	$1,726	$1,499
RV and Outdoor Retail	16,432	16,918	30,117	41,663
Total depreciation and amortization	$17,206	$17,627	$31,843	$43,162

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
Other interest expense, net:
Good Sam Services and Plans	$(54)	$2	$(109)	$2
RV and Outdoor Retail	6,985	3,175	12,782	5,926
Subtotal	6,931	3,177	12,673	5,928
Corporate & other	26,587	11,758	51,958	23,308
Total other interest expense, net	$33,518	$14,935	$64,631	$29,236

	June 30,	December 31,	June 30,
($ in thousands)	2023	2022	2022
Assets:
Good Sam Services and Plans	$92,453	$130,841	$82,734
RV and Outdoor Retail	4,538,440	4,448,354	4,261,031
Subtotal	4,630,893	4,579,195	4,343,765
Corporate & other	172,200	220,952	266,536
Total assets	$4,803,093	$4,800,147	$4,610,301

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

For purposes of this Form 10-Q, we define an "Active Customer" as a customer who has transacted with us in any of the eight most recently completed fiscal quarters prior to the date of measurement. Unless otherwise indicated, the date of measurement is June 30, 2023, our most recently completed fiscal quarter.

Overview

Camping World Holdings, Inc. (together with its subsidiaries) is America’s largest retailer of recreational RVs and related products and services. Our vision is to build a long-term legacy business that makes RVing fun and easy, and our Camping World and Good Sam brands have been serving RV consumers since 1966. We strive to build long-term value for our customers, employees, and stockholders by combining a unique and comprehensive assortment of RV products and services with a national network of RV dealerships, service centers and customer support centers along with the industry’s most extensive online presence and a highly-trained and knowledgeable team of associates serving our customers, the RV lifestyle, and the communities in which we operate. We also believe that our Good Sam organization and family of programs and services uniquely enables us to connect with our customers as stewards of the RV lifestyle. On June 30, 2023, we operated a total of 203 locations which sell and/or service RVs. See Note 1 – Summary of Significant Accounting Policies to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

A summary of the changes in quantities and types of retail stores and changes in same stores from June 30, 2022 to June 30, 2023, are in the table below:

	RV	RV Service &	Other		Same
	Dealerships	Retail Centers	Retail Stores	Total	Store(2)
Number of store locations as of June 30, 2022	181	8	1	190	168
Opened	16	2	—	18	—
Re-opened	—	—	—	—	—
Converted	1	(1)	—	—	(1)
Temporarily closed	—	—	—	—	—
Closed (1)	(2)	(2)	(1)	(5)	(4)
Achieved designation of same store (2)	—	—	—	—	15
Number of store locations as of June 30, 2023	196	7	—	203	178

(1)	One closed RV dealership had not reached the criteria to be designated as a same store before its closure.
(2)	Our same store revenue and units calculations for a given period include only those stores that were open both at the end of the corresponding period and at the beginning of the preceding fiscal year.

Industry Trends

According to the RV Industry Association’s survey of manufacturers, which almost entirely focuses on North America, wholesale shipments of new RVs for 2022 were 493,268 units, 17.8% less than in 2021, the all-time record year for shipments, but was still the third best year on record. Wholesale shipments of new RVs for the first six months of 2023 were 49.2% less than the first six months of 2022, primarily due to reduced shipments of towable vehicles.

Thor Industries, our largest supplier of RVs, disclosed in its Form 10-Q for the three months ended April 30, 2023 as filed with the Securities and Exchange Commission on June 6, 2023 that its North American RV order backlog as of April 30, 2023 had declined 82% compared to April 30, 2022. Thor Industries also disclosed that it believes that as of April 30, 2023, the North American RV independent dealer inventory levels were generally higher than comfortable stocking levels for most of its towable products and generally aligned with desired levels for its motorized products.

The per unit cost of new vehicles has been significantly higher than we experienced prior to the COVID-19 pandemic, due to the RV manufacturers’ supply constraints, strong demand for new vehicles during the pandemic, higher inflation, and higher interest rates. These higher costs had been partially mitigated by the higher average selling prices on new vehicles, but we experienced a decrease in new vehicle gross margins during the year ended December 31, 2022, which has continued into the first half of 2023, as a result of these higher costs. We experienced a 7.9% decrease in the average sale price of new vehicles during the second quarter of 2023 compared to the same period of 2022, driven by more price sensitive customers in a higher interest rate environment. We expect average selling prices may continue to decrease over time as industry-wide supply continues to normalize, which may continue to reduce new vehicle gross profit per unit. We will continue to evaluate supplier pricing and the mix of our vehicle offerings, such as lower-priced towables, among other criteria, as part of our vehicle procurement process.

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

Inflation

During the six months ended June 30, 2023, we experienced the impact of inflation on our operations, particularly with the increased cost of new vehicles. The price risk relating to new vehicles includes the cost from the manufacturer, as well as freight and logistics costs. Each of these costs have been impacted, to differing degrees, by factors such as high demand for product, supply chain disruptions, labor shortages, and increased fuel costs, some of which were caused, in part, by the COVID-19 pandemic. We expect these cost pressures to continue during 2023.

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

Inflationary factors, such as increases to our product and overhead costs, may adversely affect our operating results if the selling prices of our products and services do not increase proportionately with those increased costs or if demand for our products and services declines as a result of price increases to address inflationary costs. We finance substantially all of our new vehicle inventory and certain of our used vehicle inventory through revolving floor plan arrangements. Inflationary increases in the costs of new and/or used vehicles financed through the revolving floor plan arrangement result in an increase in the outstanding principal balance of the revolving floor plan arrangement. Additionally, our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are generally subject to inflationary increases. Further, the cost of remodeling acquired RV dealership locations and constructing new RV dealership locations is subject to inflationary increases in the costs of labor and material, which results in higher rent expense on new RV dealership locations. Finally, our credit agreements include interest rates that vary based on various benchmarks. Such rates have historically increased during periods of increasing inflation.

Restructuring

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

On March 1, 2023, our management determined to implement plans (the “Active Sports Restructuring”) to exit and restructure operations of our indirect subsidiary, Active Sports, LLC, a specialty products retail business (“Active Sports”). The activities under the Active Sports Restructuring are expected to be substantially completed by December 31, 2023. The total restructuring costs associated with the Active Sports Restructuring are estimated to be in the range of $3.8 million to $4.1 million.

See Note 4 — Restructuring and Long-Lived Asset Impairment to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

Comparison of Certain Trends to Pre-COVID-19 Pandemic Periods

Beginning in the first quarter of 2021 and continuing through the first quarter of 2023, the Company experienced sequential decreases in new vehicle gross margin, primarily due to the higher cost of new vehicles resulting from the lower industry supply of travel trailers and motorhomes for much of 2021. However, second quarter 2023 new vehicle gross margins were slightly higher than a similar range that the Company experienced in the second quarter pre-COVID-19 pandemic periods of 2016 to 2019, which we believe are more typical demand environments than during the COVID-19 pandemic.

Additionally, the percentage of total unit sales relating to used vehicles was significantly higher in the second quarter of 2023 compared to the pre-COVID-19 pandemic periods of 2016 to 2019. The Company is continuing to execute on its used vehicle strategy, which differentiates it from the competition with proprietary tools, such as the RV Valuator, focus on the development and retention of its service technician team, and investment in its service bay infrastructure.

The following table presents vehicle gross margin and unit sale mix for the three months ended June 30, 2023 and pre-COVID-19 pandemic periods of the three months ended June 30, 2019, 2018, 2017, and 2016 (unaudited):

	Three Months Ended June 30,
	2023	2019(1)	2018(1)	2017(1)	2016(1)
Gross margin:
New vehicles	15.4%	12.5%	13.6%	15.1%	14.9%
Used vehicles	22.9%	21.6%	22.9%	25.9%	20.4%

Unit sales mix:
New vehicles	51.5%	67.9%	72.7%	70.7%	61.6%
Used vehicles	48.5%	32.1%	27.3%	29.3%	38.4%

(1)	These periods were prior to the COVID-19 pandemic.

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

More specifically, CWH is organized as a C-Corp and, as of June 30, 2023, is a 52.6% owner of CWGS, LLC. CWGS, LLC is organized as a limited liability company and treated as a partnership for U.S. federal and most applicable state and local income tax purposes and, as such is generally not subject to any U.S. federal entity-level income taxes (“Pass-Through”), with the exception of Americas Road and Travel Club, Inc. and FreedomRoads RV, Inc., and their wholly-owned subsidiaries, which are C-Corps embedded within the CWGS, LLC structure. As discussed below, prior to 2023, Camping World, Inc. (“CW”) and its wholly-owned subsidiaries were also C-Corps embedded within the CWGS, LLC structure.

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

CWH receives an allocation of its share of the net income (loss) of CWGS, LLC based on CWH’s weighted-average ownership of CWGS, LLC for the period. CWH recognizes income tax expense on its pre-tax income including its portion of this income allocation from CWGS, LLC primarily relating to Pass-Through entities. The income tax relating to the net income (loss) of CWGS, LLC allocated to CWH that relates to separately taxed C-Corp entities is recorded within the consolidated results of CWGS, LLC. No income tax expense is recognized by the Company for the portion of net income of CWGS, LLC allocated to non-controlling interest other than income tax expense recorded by CWGS, LLC. Rather, tax distributions are paid to the non-controlling interest holders which are recorded as distributions to holders of LLC common units in the condensed consolidated statements of cash flows. CWH is subject to U.S. federal, state and local income taxes with respect to its allocable share of any taxable income of CWGS, LLC and is taxed at the prevailing corporate tax rates. For the three months ended June 30, 2023 and 2022, the Company used effective income tax rate assumptions of 25.3% and 25.4%, respectively, for income adjustments applicable to CWH when calculating the adjusted net income attributable to Camping World Holdings, Inc. ─ basic and diluted (see “Non-GAAP Financial Measures” in Part I, Item 2 of this Form 10-Q). CWGS, LLC may be liable for various other state and local taxes.

The following table presents the allocation of CWGS, LLC’s C-Corp and Pass-Through net income to CWH, the allocation of CWGS, LLC’s net income to non-controlling interests, income tax expense recognized by CWH, and other items:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
C-Corp portion of CWGS, LLC net income (loss) allocated to CWH	$1,599	$679	$1,609	$(13,151)
Pass-Through portion of CWGS, LLC net income allocated to CWH	38,421	112,164	40,335	190,808
CWGS, LLC net income allocated to CWH	40,020	112,843	41,944	177,657
CWGS, LLC net income allocated to noncontrolling interests	36,020	113,674	37,754	176,243
CWGS, LLC net income	76,040	226,517	79,698	353,900
Income tax expense recorded by CWH	(11,656)	(28,661)	(10,712)	(48,771)
Other incremental CWH net income	339	129	640	155
Net income	$64,723	$197,985	$69,626	$305,284

The following table presents further information on income tax expense:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
Income tax expense recorded by CWH	$(11,656)	$(28,661)	$(10,712)	$(48,771)
Income tax expense recorded by CWGS, LLC	(1,925)	(3,714)	(3,142)	(4,640)
Income tax expense	$(13,581)	$(32,375)	$(13,854)	$(53,411)

Results of Operations

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

The following table sets forth information comparing the components of net income for the three months ended June 30, 2023 and 2022:

	Three Months Ended
	June 30, 2023		June 30, 2022
		Percent of		Percent of	Favorable/ (Unfavorable)
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%
Revenue:
Good Sam Services and Plans	$51,038	2.7%	$49,593	2.3%	$1,445	2.9%
RV and Outdoor Retail:
New vehicles	800,903	42.1%	1,077,252	49.7%	(276,349)	(25.7%)
Used vehicles	622,962	32.8%	555,958	25.6%	67,004	12.1%
Products, service and other	247,760	13.0%	278,001	12.8%	(30,241)	(10.9%)
Finance and insurance, net	166,934	8.8%	195,407	9.0%	(28,473)	(14.6%)
Good Sam Club	11,124	0.6%	12,421	0.6%	(1,297)	(10.4%)
Subtotal	1,849,683	97.3%	2,119,039	97.7%	(269,356)	(12.7%)
Total revenue	1,900,721	100.0%	2,168,632	100.0%	(267,911)	(12.4%)

Gross profit (exclusive of depreciation and amortization shown separately below):
Good Sam Services and Plans	33,367	1.8%	30,635	1.4%	2,732	8.9%
RV and Outdoor Retail:
New vehicles	123,527	6.5%	225,081	10.4%	(101,554)	(45.1%)
Used vehicles	142,543	7.5%	141,789	6.5%	754	0.5%
Products, service and other	94,717	5.0%	113,779	5.2%	(19,062)	(16.8%)
Finance and insurance, net	166,934	8.8%	195,407	9.0%	(28,473)	(14.6%)
Good Sam Club	10,014	0.5%	10,102	0.5%	(88)	(0.9%)
Subtotal	537,735	28.3%	686,158	31.6%	(148,423)	(21.6%)
Total gross profit	571,102	30.0%	716,793	33.1%	(145,691)	(20.3%)

Operating expenses:
Selling, general and administrative expenses	420,887	22.1%	441,123	20.3%	20,236	4.6%
Depreciation and amortization	17,206	0.9%	17,627	0.8%	421	2.4%
Long-lived asset impairment	477	0.0%	2,618	0.1%	2,141	81.8%
Lease termination	—	—	944	0.0%	944	n/m
(Gain) loss on sale or disposal of assets	(145)	(0.0%)	381	0.0%	526	n/m
Total operating expenses	438,425	23.1%	462,693	21.3%	24,268	5.2%
Income from operations	132,677	7.0%	254,100	11.7%	(121,423)	(47.8%)
Other expense:
Floor plan interest expense	(20,672)	(1.1%)	(8,733)	(0.4%)	(11,939)	(136.7%)
Other interest expense, net	(33,518)	(1.8%)	(14,935)	(0.7%)	(18,583)	(124.4%)
Other expense, net	(183)	(0.0%)	(72)	(0.0%)	(111)	(154.2%)
Total other expense	(54,373)	(2.9%)	(23,740)	(1.1%)	(30,633)	(129.0%)
Income before income taxes	78,304	4.1%	230,360	10.6%	(152,056)	(66.0%)
Income tax expense	(13,581)	(0.7%)	(32,375)	(1.5%)	18,794	58.1%
Net income	64,723	3.4%	197,985	9.1%	(133,262)	(67.3%)
Less: net income attributable to non-controlling interests	(36,020)	(1.9%)	(113,674)	(5.2%)	77,654	68.3%
Net income attributable to Camping World Holdings, Inc.	$28,703	1.5%	$84,311	3.9%	$(55,608)	(66.0%)

n/m – not meaningful

Supplemental Data

	Three Months Ended June 30,		Increase		Percent
	2023	2022	(decrease)		Change
Unit sales
New vehicles	18,897	23,404	(4,507)		(19.3%)
Used vehicles	17,774	15,555	2,219		14.3%
Total	36,671	38,959	(2,288)		(5.9%)

Average selling price
New vehicles	$42,383	$46,029	$(3,646)		(7.9%)
Used vehicles	$35,049	$35,741	$(692)		(1.9%)

Same store unit sales(1)
New vehicles	17,426	22,827	(5,401)		(23.7%)
Used vehicles	16,630	15,288	1,342		8.8%
Total	34,056	38,115	(4,059)		(10.6%)

Same store revenue(1) ($ in 000s)
New vehicles	$739,091	$1,053,943	$(314,852)		(29.9%)
Used vehicles	580,065	548,082	31,983		5.8%
Products, service and other	188,653	211,157	(22,504)		(10.7%)
Finance and insurance, net	154,389	191,786	(37,397)		(19.5%)
Total	$1,662,198	$2,004,968	$(342,770)		(17.1%)

Average gross profit per unit
New vehicles	$6,537	$9,617	$(3,080)		(32.0%)
Used vehicles	8,020	9,115	(1,096)		(12.0%)
Finance and insurance, net per vehicle unit	4,552	5,016	(463)		(9.2%)
Total vehicle front-end yield(2)	11,808	14,433	(2,625)		(18.2%)

Gross margin
Good Sam Services and Plans	65.4%	61.8%	361	bps
New vehicles	15.4%	20.9%	(547)	bps
Used vehicles	22.9%	25.5%	(262)	bps
Products, service and other	38.2%	40.9%	(270)	bps
Finance and insurance, net	100.0%	100.0%	unch.	bps
Good Sam Club	90.0%	81.3%	869	bps
Subtotal RV and Outdoor Retail	29.1%	32.4%	(331)	bps
Total gross margin	30.0%	33.1%	(301)	bps

RV and Outdoor Retail inventories ($ in 000s)
New vehicles	$1,206,493	$1,329,604	$(123,111)		(9.3%)
Used vehicles	651,396	358,060	293,336		81.9%
Products, parts, accessories and misc.	218,570	307,789	(89,219)		(29.0%)
Total RV and Outdoor Retail inventories	$2,076,459	$1,995,453	$81,006		4.1%

Vehicle inventory per location ($ in 000s)
New vehicle inventory per dealer location	$6,156	$7,346	$(1,190)		(16.2%)
Used vehicle inventory per dealer location	$3,323	$1,978	$1,345		68.0%

Vehicle inventory turnover(3)
New vehicle inventory turnover	1.8	2.4	(0.6)		(23.4%)
Used vehicle inventory turnover	3.0	3.7	(0.7)		(18.8%)

Retail locations
RV dealerships	196	181	15		8.3%
RV service & retail centers	7	8	(1)		(12.5%)
Subtotal	203	189	14		7.4%
Other retail stores	—	1	(1)		(100.0%)
Total	203	190	13		6.8%

Other data
Active Customers(4)	5,218,340	5,460,819	(242,479)		(4.4%)
Good Sam Club members	2,036,119	2,077,410	(41,291)		(2.0%)
Service bays (5)	2,720	2,613	107		4.1%
Finance and insurance gross profit as a % of total vehicle revenue	11.7%	12.0%	(24)	bps	n/a
Same store locations	178	n/a	n/a		n/a

(1)	Our same store revenue and units calculations for a given period include only those stores that were open both at the end of the corresponding period and at the beginning of the preceding fiscal year.
(2)	Front end yield is calculated as gross profit from new vehicles, used vehicles and finance and insurance (net), divided by combined new and used vehicle unit sales.
(3)	Inventory turnover calculated as vehicle costs applicable to revenue over the last twelve months divided by the average quarterly ending vehicle inventory over the last twelve months.

(4)	An Active Customer is a customer who has transacted with us in any of the eight most recently completed fiscal quarters prior to the date of measurement.
(5)	A service bay is a fully-constructed bay dedicated to service, installation, and collision offerings.

Revenue and Gross Profit

Good Sam Services and Plans

Good Sam Services and Plans revenue increased primarily due to increased contracts in force from the extended vehicle warranty, roadside assistance and Good Sam Insurance Agency programs, partially offset by reductions from the Good Sam TravelAssist programs.

Good Sam Services and Plans gross profit increased primarily due to increased contracts in force from the extended vehicle warranty and roadside assistance programs partially offset by reductions from the Good Sam TravelAssist programs. Gross margin increased in the three months ended June 30, 2023 compared to the three months ended June 30, 2022, primarily due to the improved results from the extended vehicle warranty and roadside assistance programs, and expense management.

RV and Outdoor Retail

New Vehicles

New vehicles revenue decreased primarily due to a 19.3% decrease in vehicles sold and a 7.9% decrease in the average selling price per vehicle sold. On a same store basis, new vehicles revenue decreased 29.9% to $739.1 million and new vehicles sold decreased 23.7%.

New vehicles gross profit decreased primarily due to the 19.3% decrease in vehicles sold, partially offset by a 1.6% decrease in the average cost per new vehicle sold. The decrease in new vehicles gross margin was primarily due to the decreased average selling price per new vehicle sold.

Used Vehicles

Used vehicles revenue increased primarily due to a 14.3% increase in used vehicles sold, driven by an increase in demand for used vehicles, as they are a lower-cost alternative to new vehicles, partially offset by a 1.9% decrease in the average selling price per used vehicle sold. On a same store basis, used vehicles revenue increased 5.8% to $580.1 million and vehicles sold increased 8.8%.

Used vehicles gross profit increased slightly primarily due to a 14.3% increase in vehicles sold, partially offset by a 1.9% decrease in the average price per used vehicle sold, and a 1.5% increase in the average cost per used vehicle sold. Used vehicle gross margin decreased 262 basis points primarily due to a 1.9% decrease in the average selling price per used vehicle sold.

Products, service and other

Products, service and other revenue decreased primarily due to lower demand and lower stocking levels of lifestyle and activities, and design and home products, as well as a reduction in demand for our RV furniture distribution business as RV manufacturers slowed RV production. Revenues were also impacted negatively by our Active Sports Restructuring. On a same store basis, products, service and other revenue decreased 10.7% to $188.7 million for the three months ended June 30, 2023 from the three months ended June 30, 2022.

Products, service and other gross profit decreased primarily due to the demand trends noted above and discounting of Active Sports merchandise in conjunction with the Active Sports Restructuring. The decrease in products, service and other gross margin was primarily due to discounting to reduce inventory levels, discounting of Active Sports merchandise in conjunction with the Active Sports Restructuring, and compression from higher costs.

Finance and Insurance, net

Finance and insurance revenue and gross profit is recorded net, since the Company is acting as an agent in the transaction, and commission is recognized when a finance and insurance product contract payment has been received or financing has been arranged. Finance and insurance, net revenue decreased primarily due to the 5.9% decrease in total vehicles sold. Finance and insurance, net revenue as a percentage of new and used vehicle revenue was 11.7% for the three months ended June 30, 2023, a decrease from 12.0% for the three months ended June 30, 2022. On a same store basis, finance and insurance, net revenue decreased 19.5%, or $37.4 million, to $154.4 million versus the three months ended June 30, 2022.

Good Sam Club

Good Sam Club revenue decreased 10.4% primarily due to reduced active Good Sam Club memberships and reduced marketing fee revenue from the Good Sam Club branded credit card.

Good Sam Club gross margin increased primarily due to reduced marketing and wage-related expenses.

Operating Expenses and Other

Selling, general and administrative expenses

Selling, general and administrative expenses decreased primarily due to a reduction in advertising and variable commissions, partially offset by an increase in service department wage-related expenses and professional fees.

The $2.5 million decrease in equity-based compensation expenses (See Note 17 — Equity-Based Compensation to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q) resulted primarily from fewer weighted-average restricted stock units outstanding from significantly fewer restricted stock units granted in 2022 compared to any of the years from 2017 to 2021.

Depreciation and amortization

Depreciation and amortization decreased slightly primarily due to reduced capital expenditures.

Long-Lived Asset Impairment

Long-lived asset impairment was $0.5 million for the three months ended June 30, 2023 and $2.6 million for the three months ended June 30, 2022. See Note 4 – Restructuring and Long-Lived Asset Impairment to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

Floor plan interest expense

The significant increase in floor plan interest expense was primarily due to a 429 basis point increase in the average floor plan borrowing rate.

Other interest expense, net

Other interest expense, net increased primarily due to a 415 basis point increase in the Term Loan Facility average interest rate and a higher average principal balance from additional borrowings on the Company’s Real Estate Facilities (see Note 7 – Long-Term Debt to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q). The average interest rates for the Term Loan Facility for the three months ended June 30, 2023 and 2022 were 7.50% and 3.35%, respectively.

Income tax expense

Income tax expense decreased due to lower income generated from CWGS, LLC for which the Company is subject to U.S. federal and state taxes on its allocable share.

Segment results

The following table sets forth a reconciliation of total segment income to consolidated income before income taxes for each of our segments for the periods presented:

	Three Months Ended
	June 30, 2023		June 30, 2022		Favorable/
		Percent of		Percent of	(Unfavorable)
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%
Revenue:
Good Sam Services and Plans	$51,132	2.7%	$49,672	2.3%	$1,460	2.9%
RV and Outdoor Retail	1,853,897	97.5%	2,128,345	98.1%	(274,448)	(12.9%)
Elimination of intersegment revenue	(4,308)	(0.2%)	(9,385)	(0.4%)	5,077	54.1%
Total consolidated revenue	1,900,721	100.0%	2,168,632	100.0%	(267,911)	(12.4%)
Segment income(1):
Good Sam Services and Plans	26,840	1.4%	22,124	1.0%	4,716	21.3%
RV and Outdoor Retail	106,156	5.6%	243,485	11.2%	(137,329)	(56.4%)
Total segment income	132,996	7.0%	265,609	12.2%	(132,613)	(49.9%)
Corporate & other	(3,785)	(0.2%)	(2,615)	(0.1%)	(1,170)	(44.7%)
Depreciation and amortization	(17,206)	(0.9%)	(17,627)	(0.8%)	421	2.4%
Other interest expense, net	(33,518)	(1.8%)	(14,935)	(0.7%)	(18,583)	(124.4%)
Other expense, net	(183)	(0.0%)	(72)	(0.0%)	(111)	(154.2%)
Income before income taxes	$78,304	4.1%	$230,360	10.6%	$(152,056)	(66.0%)

Same store revenue- RV and Outdoor Retail(2)	$1,662,198		$2,004,968		$(342,770)	(17.1%)

(1)	Segment income represents income for each of our reportable segments and is defined as income from operations before depreciation and amortization, plus floor plan interest expense.
(2)	Same store revenue definition not applicable to the Good Sam Services and Plans segment.

Good Sam Services and Plans

Good Sam Services and Plans revenue increased primarily due to increased contracts in force from the extended vehicle warranty, roadside assistance and Good Sam Insurance Agency programs, partially offset by reductions from the Good Sam TravelAssist programs.

Good Sam Services and Plans segment income increased primarily due to increased contracts in force from the extended vehicle warranty and roadside assistance programs, in addition to expense management within direct-to-consumer businesses and selling, general and administrative expenses, partially offset by reductions from the Good Sam TravelAssist programs. Segment income margin increased 795 basis points to 52.5% primarily due to improved margins from the extended vehicle warranty and roadside assistance programs and expense management for the three months ended June 30, 2023 versus the comparable period in 2022.

RV and Outdoor Retail

RV and Outdoor Retail segment revenue decreased primarily due to a $276.7 million, or 25.6%, decrease in new vehicles revenue, a $33.2 million, or 16.5%, decrease in finance and insurance, net revenue, a $30.4 million, or 10.9%, decrease in products, service and other revenue, and a $1.3 million, or 10.4%, decrease in Good Sam Club revenue partially offset by a $67.1 million, or 12.0%, increase in used vehicles revenue.

RV and Outdoor Retail segment income decreased primarily due to decreased segment gross profit of $147.4 million primarily relating to reduced new vehicles sold, which also tends to result in a correlating decrease in finance and insurance, net revenue, and decreased average selling price per new vehicle; and an $11.9 million increase in floor plan interest expense; partially offset by an $18.4 million decrease in selling, general and administrative expenses (see discussion of selling, general and administrative expenses above for the similar drivers of this change); a $2.1 million decrease in long-lived asset impairment; a $0.9 million decrease in lease termination expense; and a $0.5 million increase in gain on sale or disposal of assets. RV and Outdoor Retail segment margin decreased to 5.7% in the three months ended June 30, 2023 from 11.4% in the three months ended June 30, 2022 primarily due lower average new and used vehicles price per vehicle, and reduced penetration of the finance and insurance products for the current quarter.

Corporate and other expenses

The increase in corporate and other expenses was primarily due to increases in professional fees related to cybersecurity, legal costs and other compliance activities.

Results of Operations

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

The following table sets forth information comparing the components of net income for the six months ended June 30, 2023 and 2022:

	Six Months Ended
	June 30, 2023		June 30, 2022
		Percent of		Percent of	Favorable/ (Unfavorable)
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%
Revenue:
Good Sam Services and Plans	$97,405	2.9%	$94,152	2.5%	$3,253	3.5%
RV and Outdoor Retail:
New vehicles	1,447,655	42.7%	1,912,211	49.9%	(464,556)	(24.3%)
Used vehicles	1,067,708	31.5%	958,990	25.0%	108,718	11.3%
Products, service and other	455,421	13.4%	492,974	12.9%	(37,553)	(7.6%)
Finance and insurance, net	296,706	8.8%	348,785	9.1%	(52,079)	(14.9%)
Good Sam Club	22,706	0.7%	23,916	0.6%	(1,210)	(5.1%)
Subtotal	3,290,196	97.1%	3,736,876	97.5%	(446,680)	(12.0%)
Total revenue	3,387,601	100.0%	3,831,028	100.0%	(443,427)	(11.6%)

Gross profit (exclusive of depreciation and amortization shown separately below):
Good Sam Services and Plans	63,582	1.9%	58,491	1.5%	5,091	8.7%
RV and Outdoor Retail:
New vehicles	212,737	6.3%	415,670	10.9%	(202,933)	(48.8%)
Used vehicles	245,342	7.2%	241,996	6.3%	3,346	1.4%
Products, service and other	173,360	5.1%	192,592	5.0%	(19,232)	(10.0%)
Finance and insurance, net	296,706	8.8%	348,785	9.1%	(52,079)	(14.9%)
Good Sam Club	20,395	0.6%	19,461	0.5%	934	4.8%
Subtotal	948,540	28.0%	1,218,504	31.8%	(269,964)	(22.2%)
Total gross profit	1,012,122	29.9%	1,276,995	33.3%	(264,873)	(20.7%)

Operating expenses:
Selling, general and administrative expenses	786,613	23.2%	826,438	21.6%	39,825	4.8%
Depreciation and amortization	31,843	0.9%	43,162	1.1%	11,319	26.2%
Long-lived asset impairment	7,522	0.2%	2,618	0.1%	(4,904)	(187.3%)
Lease termination	—	—	1,122	0.0%	1,122	n/m
(Gain) loss on sale or disposal of assets	(5,132)	(0.2%)	430	0.0%	5,562	n/m
Total operating expenses	820,846	24.2%	873,770	22.8%	52,924	6.1%
Income from operations	191,276	5.6%	403,225	10.5%	(211,949)	(52.6%)
Other expense:
Floor plan interest expense	(41,482)	(1.2%)	(14,999)	(0.4%)	(26,483)	(176.6%)
Other interest expense, net	(64,631)	(1.9%)	(29,236)	(0.8%)	(35,395)	(121.1%)
Other expense, net	(1,683)	(0.0%)	(295)	(0.0%)	(1,388)	(470.5%)
Total other expense	(107,796)	(3.2%)	(44,530)	(1.2%)	(63,266)	(142.1%)
Income before income taxes	83,480	2.5%	358,695	9.4%	(275,215)	(76.7%)
Income tax expense	(13,854)	(0.4%)	(53,411)	(1.4%)	39,557	74.1%
Net income	69,626	2.1%	305,284	8.0%	(235,658)	(77.2%)
Less: net income attributable to non-controlling interests	(37,754)	(1.1%)	(176,243)	(4.6%)	138,489	78.6%
Net income attributable to Camping World Holdings, Inc.	$31,872	0.9%	$129,041	3.4%	$(97,169)	(75.3%)

n/m – not meaningful

Supplemental Data

	Six Months Ended June 30,		Increase		Percent
	2023	2022	(decrease)		Change
Unit sales
New vehicles	32,809	42,424	(9,615)		(22.7%)
Used vehicles	30,206	26,531	3,675		13.9%
Total	63,015	68,955	(5,940)		(8.6%)

Average selling price
New vehicles	$44,124	$45,074	$(950)		(2.1%)
Used vehicles	$35,348	$36,146	$(798)		(2.2%)

Same store unit sales(1)
New vehicles	30,506	41,665	(11,159)		(26.8%)
Used vehicles	28,319	26,208	2,111		8.1%
Total	58,825	67,873	(9,048)		(13.3%)

Same store revenue(1) ($ in 000s)
New vehicles	$1,347,131	$1,881,619	$(534,488)		(28.4%)
Used vehicles	998,053	948,984	49,069		5.2%
Products, service and other	339,122	369,814	(30,692)		(8.3%)
Finance and insurance, net	276,259	344,027	(67,768)		(19.7%)
Total	$2,960,565	$3,544,444	$(583,879)		(16.5%)

Average gross profit per unit
New vehicles	$6,484	$9,798	$(3,314)		(33.8%)
Used vehicles	8,122	9,121	(999)		(11.0%)
Finance and insurance, net per vehicle unit	4,709	5,058	(350)		(6.9%)
Total vehicle front-end yield(2)	11,978	14,596	(2,618)		(17.9%)

Gross margin
Good Sam Services and Plans	65.3%	62.1%	315	bps
New vehicles	14.7%	21.7%	(704)	bps
Used vehicles	23.0%	25.2%	(226)	bps
Products, service and other	38.1%	39.1%	(100)	bps
Finance and insurance, net	100.0%	100.0%	unch.	bps
Good Sam Club	89.8%	81.4%	845	bps
Subtotal RV and Outdoor Retail	28.8%	32.6%	(378)	bps
Total gross margin	29.9%	33.3%	(346)	bps

RV and Outdoor Retail inventories ($ in 000s)
New vehicles	$1,206,493	$1,329,604	$(123,111)		(9.3%)
Used vehicles	651,396	358,060	293,336		81.9%
Products, parts, accessories and misc.	218,570	307,789	(89,219)		(29.0%)
Total RV and Outdoor Retail inventories	$2,076,459	$1,995,453	$81,006		4.1%

Vehicle inventory per location ($ in 000s)
New vehicle inventory per dealer location	$6,156	$7,346	$(1,190)		(16.2%)
Used vehicle inventory per dealer location	$3,323	$1,978	$1,345		68.0%

Vehicle inventory turnover(3)
New vehicle inventory turnover	1.8	2.4	(0.6)		(23.4%)
Used vehicle inventory turnover	3.0	3.7	(0.7)		(18.8%)

Retail locations
RV dealerships	196	181	15		8.3%
RV service & retail centers	7	8	(1)		(12.5%)
Subtotal	203	189	14		7.4%
Other retail stores	—	1	(1)		(100.0%)
Total	203	190	13		6.8%

Other data
Active Customers(4)	5,218,340	5,460,819	(242,479)		(4.4%)
Good Sam Club members	2,036,119	2,077,410	(41,291)		(2.0%)
Service bays(5)	2,720	2,613	107		4.1%
Finance and insurance gross profit as a % of total vehicle revenue	11.8%	12.1%	(35)	bps	n/a
Same store locations	178	n/a	n/a		n/a

(1)	Our same store revenue and units calculations for a given period include only those stores that were open both at the end of the corresponding period and at the beginning of the preceding fiscal year.
(2)	Front end yield is calculated as gross profit from new vehicles, used vehicles and finance and insurance (net), divided by combined new and used vehicle unit sales.
(3)	Inventory turnover calculated as vehicle costs applicable to revenue over the last twelve months divided by the average quarterly ending vehicle inventory over the last twelve months.
(4)	An Active Customer is a customer who has transacted with us in any of the eight most recently completed fiscal quarters prior to the date of measurement.
(5)	A service bay is a fully-constructed bay dedicated to service, installation, and collision offerings.

Revenue and Gross Profit

Good Sam Services and Plans

Good Sam Services and Plans revenue increased primarily due to increased contracts in force from the extended vehicle warranty, roadside assistance and Good Sam Insurance Agency programs, partially offset by a reduction from the Good Sam TravelAssist programs.

Good Sam Services and Plans gross profit and gross margin increased primarily due to increased contracts in force from the extended vehicle warranty, roadside assistance and Good Sam Insurance Agency programs, and expense management within direct-to-consumer businesses, partially offset by a reduction from the Good Sam TravelAssist programs.

RV and Outdoor Retail

New Vehicles

New vehicles revenue decreased primarily due to a 22.7% decrease in vehicles sold, and, to a lesser extent, a 2.1% decrease in the average selling price per vehicle sold. On a same store basis, new vehicles revenue decreased 28.4% to $1.3 billion and new vehicles sold decreased 26.8%.

New vehicles gross profit decreased primarily due to a 22.7% decrease in new vehicles sold and a 6.7% increase in the average cost of new vehicles sold. New vehicle gross margin decreased 704 basis points primarily due to compression from a higher cost per unit sold, and a 2.1% decrease in the average selling price of new vehicles.

Used Vehicles

Used vehicles revenue increased primarily due to a 13.9% increase in vehicles sold, driven by an increase in demand for used vehicles, as they are a lower-cost alternative to new vehicles, partially offset by a 2.2% decrease in average selling price per vehicle sold. On a same store basis, used vehicles revenue increased 5.2% to $1.0 billion and vehicles sold increased 8.1%.

Used vehicles gross profit increased slightly primarily due to a 13.9% increase in used vehicles sold, partially offset by a 2.2% decrease in average price per vehicle sold and a 0.7% increase in the cost per used vehicle sold. Used vehicle gross margin decreased 226 basis points primarily due to a 2.2% decrease in the average selling price per vehicle sold and compression from a higher cost per used vehicle sold.

Products, service and other

Products, service and other revenue decreased primarily due to lower demand and lower stocking levels of lifestyle and activities, and design and home products, as well as a reduction in demand for our RV furniture distribution business as RV manufacturers slowed RV production. Revenues were also impacted negatively by our Active Sports Restructuring. On a same store basis, products, service and other revenue decreased 8.3% to $339.1 million for the six months ended June 30, 2023 from the six months ended June 30, 2022.

Products, service and other gross profit and gross margin decreased primarily due to the demand trends noted above, discounting to reduce inventory levels, discounting of Active Sports merchandise in conjunction with the Active Sports Restructuring, and compression from higher costs.

Finance and Insurance, net

Finance and insurance revenue and gross profit is recorded net, since the Company is acting as an agent in the transaction, and commission is recognized when a finance and insurance product contract payment has been received or financing has been arranged. Finance and insurance, net revenue decreased primarily due to the 8.6% decrease in total vehicles sold. Finance and insurance, net revenue as a percentage of new and used vehicle revenue was 11.8% for the six months ended June 30, 2023, a decrease from 12.1% for the six months ended June 30, 2022. On a same store basis, finance and insurance, net revenue decreased 19.7%, or $67.8 million, to $276.3 million versus the six months ended June 30, 2022.

Good Sam Club

Good Sam Club revenue decreased 5.1% primarily due to reduced marketing fee revenue from the Good Sam Club branded credit card and reduced active Good Sam Club memberships.

Good Sam Club gross profit and gross margin increased primarily due to reduced marketing and wage-related expenses.

Operating Expenses and Other

Selling, general and administrative expenses

Selling, general and administrative expenses decreased primarily due to reduced variable commissions and a reduction in marketing and sponsorship spend.

A $7.8 million decrease in equity-based compensation expenses (See Note 17 — Equity-Based Compensation to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q) resulted primarily from (i) $3.2 million less expense related to the modification of restricted stock units to accelerate and/or continue vesting under employee separation agreements, post-termination consulting arrangements, and/or transition agreements, and (ii) fewer weighted-average restricted stock units outstanding from significantly fewer restricted stock units granted in 2022 compared to any of the years from 2017 to 2021.

Depreciation and amortization

Depreciation and amortization decreased primarily from $8.8 million of incremental accelerated amortization during the six months ended June 30, 2022 from the adjustment of the useful lives of certain trademark and trade name intangible assets associated with brands not traditionally associated with RVs that we were phasing out, and reduced capital expenditures. These trademark and trade name intangible assets were fully amortized as of June 30, 2022.

Long-Lived Asset Impairment

Long-lived asset impairment was $7.5 million for the six months ended June 30, 2023 and $2.6 million for the six months ended June 30, 2022. See Note 4 – Restructuring and Long-Lived Asset Impairment to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

Floor plan interest expense

The significant increase in floor plan interest expense was primarily due to a 430 basis point increase in the average floor plan borrowing rate.

Other interest expense, net

Other interest expense, net increased primarily due to a 408 basis point increase in the Term Loan Facility average interest rate and a higher average principal balance from additional borrowings on the Company’s Real Estate Facilities (see Note 7 – Long-Term Debt to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q). The average interest rates for the Term Loan Facility for the six months ended June 30, 2023 and 2022 were 7.36% and 3.28%, respectively.

Other expense, net

Other expense, net increased primarily as a result of a $1.3 million impairment of an equity method investment.

Income tax expense

Income tax expense decreased due to lower income generated from CWGS, LLC for which the Company is subject to U.S. federal and state taxes on its allocable share.

Segment results

The following table sets forth a reconciliation of total segment income to consolidated income before income taxes for each of our segments for the periods presented:

	Six Months Ended
	June 30, 2023		June 30, 2022		Favorable/
		Percent of		Percent of	(Unfavorable)
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%
Revenue:
Good Sam Services and Plans	$98,095	2.9%	$94,501	2.5%	$3,594	3.8%
RV and Outdoor Retail	3,297,236	97.3%	3,753,231	98.0%	(455,995)	(12.1%)
Elimination of intersegment revenue	(7,730)	(0.2%)	(16,704)	(0.4%)	8,974	53.7%
Total consolidated revenue	3,387,601	100.0%	3,831,028	100.0%	(443,427)	(11.6%)
Segment income(1):
Good Sam Services and Plans	50,459	1.5%	43,296	1.1%	7,163	16.5%
RV and Outdoor Retail	138,740	4.1%	394,984	10.3%	(256,244)	(64.9%)
Total segment income	189,199	5.6%	438,280	11.4%	(249,081)	(56.8%)
Corporate & other	(7,562)	(0.2%)	(6,892)	(0.2%)	(670)	(9.7%)
Depreciation and amortization	(31,843)	(0.9%)	(43,162)	(1.1%)	11,319	26.2%
Other interest expense, net	(64,631)	(1.9%)	(29,236)	(0.8%)	(35,395)	(121.1%)
Other (expense) income, net	(1,683)	(0.0%)	(295)	(0.0%)	(1,388)	(470.5%)
Income before income taxes	$83,480	2.5%	$358,695	9.4%	$(275,215)	(76.7%)

Same store revenue- RV and Outdoor Retail(2)	$2,960,565		$3,544,444		$(583,879)	(16.5%)

(1)	Segment income represents income for each of our reportable segments and is defined as income from operations before depreciation and amortization, plus floor plan interest expense.
(2)	Same store revenue definition not applicable to the Good Sam Services and Plans segment.

Good Sam Services and Plans

Good Sam Services and Plans revenue increased primarily due to increased contracts in force from the extended vehicle warranty, roadside assistance and Good Sam Insurance Agency programs, partially offset by a reduction from the Good Sam TravelAssist programs.

Good Sam Services and Plans segment income increased primarily due to increased contracts in force from the extended vehicle warranty, roadside assistance and Good Sam Insurance Agency programs, and expense management within direct-to-consumer businesses, partially offset by a reduction from the Good Sam TravelAssist programs. Segment income margin increased 562 basis points to 51.4% primarily due to increased service contracts in force previously mentioned, partially offset by reduced revenue from the Good Sam TravelAssist programs for the six months ended June 30, 2023 versus the comparable period in 2022.

RV and Outdoor Retail

RV and Outdoor Retail segment revenue decreased primarily due to a $465.4 million, or 24.3%, decrease in new vehicles revenue, a $60.6 million, or 16.9%, decrease in finance and insurance, net revenue, a $37.8 million, or 7.6%, decrease in products, service and other revenue, and a $1.2 million, or 5.1%, decrease in Good Sam Club revenue, partially offset by a $109.0 million, or 11.3%, increase in used vehicles revenue.

RV and Outdoor Retail segment income decreased primarily due to an 8.5% reduction in total vehicles sold, and decreased segment gross profit of $268.3 million, relating to a 2.1% reduction in new vehicles average price per vehicle sold and a 6.7% increase in the average cost per new vehicle sold, which also tends to result in a correlating decrease in finance and insurance, net revenue, a $26.5 million increase in floor plan interest expense, and a $4.9 million increase in long-lived asset impairment, partially offset by a $36.8 million decrease in selling, general and administrative expenses (see discussion of selling, general and administrative expenses above for the similar drivers of this change), a $5.5 million increase in gain on sale or disposal of assets, and a $1.2 million decrease in lease termination expense. RV and Outdoor Retail segment margin decreased to 4.2% in the six months ended June 30, 2023 from 10.5% in the six months ended June 30, 2022 primarily due to new vehicles average prices decreasing and average costs increasing, and reduced penetration of the finance and insurance products for the six months ended June 30, 3023 versus the comparable period in 2022.

Corporate and other expenses

The decrease in corporate and other expenses was primarily due to the fees incurred in the first quarter of 2022 relating to the cybersecurity incident in February 2022 that were not recurring in 2023, partially offset by increased professional fees.

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

EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin

We define “EBITDA” as net income before other interest expense, net (excluding floor plan interest expense), provision for income tax expense and depreciation and amortization. We define “Adjusted EBITDA” as EBITDA further adjusted for the impact of certain noncash and other items that we do not consider in our evaluation of ongoing operating performance. These items include, among other things, long-lived asset impairment, lease termination costs, gains and losses on sale or disposal of assets, net, equity-based compensation, restructuring costs related to the Active Sports Restructuring and the 2019 Strategic Shift, loss and impairment on investments in equity securities, and other unusual or one-time items. We define “Adjusted EBITDA Margin” as Adjusted EBITDA as a percentage of total revenue. We caution investors that amounts presented in accordance with our definitions of EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin may not be comparable to similar measures disclosed by our competitors, because not all companies and analysts calculate EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin in the same manner. We present EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin because we consider them to be important supplemental measures of our performance and believe they are frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. Management believes that investors’ understanding of our performance is enhanced by including these Non-GAAP Financial Measures as a reasonable basis for comparing our ongoing results of operations.

The following table reconciles EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin to the most directly comparable GAAP financial performance measures:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
EBITDA and Adjusted EBITDA:
Net income	$64,723	$197,985	$69,626	$305,284
Other interest expense, net	33,518	14,935	64,631	29,236
Depreciation and amortization	17,206	17,627	31,843	43,162
Income tax expense	13,581	32,375	13,854	53,411
Subtotal EBITDA	129,028	262,922	179,954	431,093
Long-lived asset impairment (a)	477	2,618	7,522	2,618
Lease termination (b)	—	944	—	1,122
(Gain) loss on sale or disposal of assets, net (c)	(145)	381	(5,132)	430
Equity-based compensation (d)	6,492	8,968	12,850	20,642
Restructuring costs (e)	3,259	1,854	3,259	3,877
Loss and impairment on investments in equity securities (f)	184	—	1,683	—
Adjusted EBITDA	$139,295	$277,687	$200,136	$459,782

	Three Months Ended June 30,		Six Months Ended June 30,
(as percentage of total revenue)	2023	2022	2023	2022
Adjusted EBITDA margin:
Net income margin	3.4%	9.1%	2.1%	8.0%
Other interest expense, net	1.8%	0.7%	1.9%	0.8%
Depreciation and amortization	0.9%	0.8%	0.9%	1.1%
Income tax expense	0.7%	1.5%	0.4%	1.4%
Subtotal EBITDA margin	6.8%	12.1%	5.3%	11.3%
Long-lived asset impairment (a)	0.0%	0.1%	0.2%	0.1%
Lease termination (b)	—	0.0%	—	0.0%
(Gain) loss on sale or disposal of assets, net (c)	(0.0%)	0.0%	(0.2%)	0.0%
Equity-based compensation (d)	0.3%	0.4%	0.4%	0.5%
Restructuring costs (e)	0.2%	0.1%	0.1%	0.1%
Loss and impairment on investments in equity securities (f)	0.0%	—	0.0%	—
Adjusted EBITDA margin	7.3%	12.8%	5.9%	12.0%

(a)	Represents long-lived asset impairment charges related to the RV and Outdoor Retail segment. See Note 4 – Restructuring and Long-Lived Asset Impairment to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional information.
(b)	Represents the loss on the termination of operating leases, relating primarily to the 2019 Strategic Shift, resulting from the lease termination fees and the derecognition of the operating lease assets and liabilities. See Note 4– Restructuring and Long-Lived Asset Impairment to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional information.
(c)	Represents an adjustment to eliminate the gains and losses on disposals and sales of various assets.
(d)	Represents non-cash equity-based compensation expense relating to employees, directors, and consultants of the Company.
(e)	Represents restructuring costs relating to the Active Sports Restructuring during the three and six months ended June 30, 2023 and our 2019 Strategic Shift for periods ended on or before December 31, 2022. These restructuring costs include one-time termination benefits, incremental inventory reserve charges, and other associated costs. These costs exclude lease termination costs, which are presented separately above. See Note 4 – Restructuring and Long-Lived Asset Impairment to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional information.
(f)	Represents loss and impairment on investments in equity securities and interest income relating to any notes receivables with those investments for periods beginning after December 31, 2022. Amounts relating to periods prior to 2023 were not significant. These amounts are included in other expense, net in the condensed consolidated statements of operations. During the six months ended June 30, 2023, this amount included a $1.3 million impairment on an equity method investment.

Adjusted Net Income Attributable to Camping World Holdings, Inc. and Adjusted Earnings Per Share

We define “Adjusted Net Income Attributable to Camping World Holdings, Inc. – Basic” as net income attributable to Camping World Holdings, Inc. adjusted for the impact of certain non-cash and other items that we do not consider in our evaluation of ongoing operating performance. These items include, among other things, long-lived asset impairment, lease termination costs, gains and losses on sale or disposal of assets, net, equity-based compensation, restructuring costs related to the Active Sports Restructuring and the 2019 Strategic Shift, loss and impairment on investments in equity securities, other unusual or one-time items, the income tax expense effect of these adjustments, and the effect of net income attributable to non-controlling interests from these adjustments.

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

The following table reconciles Adjusted Net Income Attributable to Camping World Holdings, Inc. – Basic, Adjusted Net Income Attributable to Camping World Holdings, Inc. – Diluted, Adjusted Earnings Per Share – Basic, and Adjusted Earnings Per Share – Diluted to the most directly comparable GAAP financial performance measure:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands except per share amounts)	2023	2022	2023	2022
Numerator:
Net income attributable to Camping World Holdings, Inc.	$28,703	$84,311	$31,872	$129,041
Adjustments related to basic calculation:
Long-lived asset impairment (a):
Gross adjustment	477	2,618	7,522	2,618
Income tax expense for above adjustment (b)	(64)	(99)	(1,002)	(99)
Lease termination (c):
Gross adjustment	—	944	—	1,122
Income tax expense for above adjustment (b)	—	—	—	—
(Gain) loss on sale or disposal of assets (d):
Gross adjustment	(145)	381	(5,132)	430
Income tax benefit (expense) for above adjustment (b)	19	(3)	684	(3)
Equity-based compensation (e):
Gross adjustment	6,492	8,968	12,850	20,642
Income tax expense for above adjustment (b)	(872)	(951)	(1,729)	(2,288)
Restructuring costs (f):
Gross adjustment	3,259	1,854	3,259	3,877
Income tax expense for above adjustment (b)	(434)	—	(434)	—
Loss and impairment on investments in equity securities (g):
Gross adjustment	184	—	1,683	—
Income tax expense for above adjustment (b)	(25)	—	(225)	—
Adjustment to net income attributable to non-controlling interests resulting from the above adjustments (h)	(4,855)	(7,397)	(9,543)	(14,224)
Adjusted net income attributable to Camping World Holdings, Inc. – basic	32,739	90,626	39,805	141,116
Adjustments related to diluted calculation:
Reallocation of net income attributable to non-controlling interests from the dilutive effect of stock options and restricted stock units (i)	151	—	—	1,110
Income tax on reallocation of net income attributable to non-controlling interests from the dilutive effect of stock options and restricted stock units (j)	(37)	—	—	(299)
Reallocation of net income attributable to non-controlling interests from the dilutive redemption of common units in CWGS, LLC (i)	—	121,071	47,298	—
Income tax on reallocation of net income attributable to non-controlling interests from the dilutive redemption of common units in CWGS, LLC (j)	—	(29,735)	(11,586)	—
Assumed income tax expense of combining C-Corps with full or partial valuation allowances with the income of other consolidated entities after the dilutive redemption of common units in CWGS, LLC (k)	—	(511)	—	—
Adjusted net income attributable to Camping World Holdings, Inc. – diluted	$32,853	$181,451	$75,517	$141,927

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands except per share amounts)	2023	2022	2023	2022
Denominator:
Weighted-average Class A common shares outstanding – basic	44,490	41,737	44,473	42,640
Adjustments related to diluted calculation:
Dilutive redemption of common units in CWGS, LLC for shares of Class A common stock (l)	—	42,045	40,045	—
Dilutive options to purchase Class A common stock (l)	29	44	22	66
Dilutive restricted stock units (l)	285	358	243	465
Adjusted weighted average Class A common shares outstanding – diluted	44,804	84,184	84,783	43,171

Adjusted earnings per share - basic	$0.74	$2.17	$0.90	$3.31
Adjusted earnings per share - diluted	$0.73	$2.16	$0.89	$3.29

Anti-dilutive amounts (m):
Numerator:
Reallocation of net income attributable to non-controlling interests from the anti-dilutive redemption of common units in CWGS, LLC (i)	$40,724	$—	$—	$189,357
Income tax on reallocation of net income attributable to non-controlling interests from the anti-dilutive redemption of common units in CWGS, LLC (j)	$(9,934)	$—	$—	$(49,986)
Assumed income tax benefit of combining C-Corps with full or partial valuation allowances with the income of other consolidated entities after the anti-dilutive redemption of common units in CWGS, LLC (k)	$—	$—	$—	$5,837
Denominator:
Anti-dilutive redemption of common units in CWGS, LLC for shares of Class A common stock (l)	40,045	—	—	42,045

Reconciliation of per share amounts:
Earnings per share of Class A common stock — basic	$0.65	$2.02	$0.72	$3.03
Non-GAAP Adjustments (n)	0.09	0.15	0.18	0.28
Adjusted earnings per share - basic	$0.74	$2.17	$0.90	$3.31

Earnings per share of Class A common stock — diluted	$0.64	$2.01	$0.71	$3.01
Non-GAAP Adjustments (n)	0.09	0.15	0.18	0.28
Adjusted earnings per share - diluted	$0.73	$2.16	$0.89	$3.29

(a)	Represents long-lived asset impairment charges related to the RV and Outdoor Retail segment. See Note 4 – Restructuring and Long-Lived Asset Impairment to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional information.
(b)	Represents the current and deferred income tax expense or benefit effect of the above adjustments. For periods that ended on or before December 31, 2022, many of these adjustments were related to entities with full valuation allowances for which no tax benefit could be recognized. This assumption uses an effective tax rate of 25.3% and 25.4% for the adjustments for the 2023 and 2022 periods, respectively, which represents the estimated tax rate that would apply had the above adjustments been included in the determination of our non-GAAP metric.
(c)	Represents the loss on termination of operating leases, relating primarily to the 2019 Strategic Shift, resulting from the lease termination fees and the derecognition of the operating lease assets and liabilities. See Note 4 – Restructuring and Long-Lived Asset Impairment to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional information.
(d)	Represents an adjustment to eliminate the gains and losses on disposals and sales of various assets.
(e)	Represents non-cash equity-based compensation expense relating to employees, directors, and consultants of the Company.
(f)	Represents restructuring costs relating to Active Sports Restructuring during the three and six months ended June 30, 2023 and our 2019 Strategic Shift for periods that ended on or before December 31, 2022. These restructuring costs include one-time termination benefits, incremental inventory reserve charges, and other associated costs. These costs exclude lease termination costs, which are presented separately above. See Note 4 – Restructuring and Long-Lived Asset Impairment to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional information.
(g)	Represents loss and impairment on investments in equity securities and interest income relating to any notes receivables with those investments for periods beginning after December 31, 2022. Amounts relating to periods prior to 2023 were not significant. These amounts are included in other expense, net in the condensed consolidated statements of operations. During the six months ended June 30, 2023, this amount included a $1.3 million impairment on an equity method investment.
(h)	Represents the adjustment to net income attributable to non-controlling interests resulting from the above adjustments that impact the net income of CWGS, LLC. This adjustment uses the non-controlling interest’s weighted average ownership of CWGS, LLC of 47.4% and 50.2% for the three months ended June 30, 2023 and 2022, respectively, and 47.4% and 49.6% for the six months ended June 30, 2023 and 2022, respectively.
(i)	Represents the reallocation of net income attributable to non-controlling interests from the impact of the assumed change in ownership of CWGS, LLC from stock options, restricted stock units, and/or common units of CWGS, LLC.

(j)	Represents the income tax expense effect of the above adjustment for reallocation of net income attributable to non-controlling interests. This assumption uses an effective tax rate of 25.3% and 25.4% for the adjustments for the 2023 and 2022 periods, respectively.
(k)	As a result of the LLC Conversion, this adjustment only relates to periods ending on or before December 31, 2022. Typically represents adjustments to reflect the income tax benefit of losses of consolidated C-Corps that under the Company’s previous equity structure, prior to the LLC Conversion, could not be used against the income of other consolidated subsidiaries of CWGS, LLC. Subsequent to the redemption of all common units in CWGS, LLC and prior to the LLC Conversion, the Company believes certain actions could have been taken such that the C-Corps’ losses could offset income of other consolidated subsidiaries. The adjustment reflects the income tax benefit assuming effective tax rate of 25.4% during 2022 for the losses experienced by the consolidated C-Corps for which valuation allowances had been recorded. No assumed release of valuation allowance established for previous periods were included in these amounts. Beginning in 2023, these C-Corp losses offset income of other consolidated subsidiaries as a result of LLC Conversion at or around December 31, 2022.
(l)	Represents the impact to the denominator for stock options, restricted stock units, and/or common units of CWGS, LLC.
(m)	The below amounts have not been considered in our adjusted earnings per share – diluted amounts as the effect of these items are anti-dilutive.
(n)	Represents the per share impact of the Non-GAAP adjustments to net income detailed above (see (a) through (g) above).

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

Liquidity and Capital Resources

General

Our primary requirements for liquidity and capital have been working capital, inventory management, acquiring and building new RV dealership locations, the improvement and expansion of existing retail locations, debt service, distributions to holders of equity interests in CWGS, LLC and our Class A common stock, and general corporate needs. These cash requirements have historically been met through cash provided by operating activities, cash and cash equivalents, proceeds from registered offerings of our Class A common stock, borrowings under our Senior Secured Credit Facilities (as defined in Part I, Item 1 of this Form 10-Q), borrowings under our Floor Plan Facility (as defined in Part I, Item 1 of this Form 10-Q), and borrowings under our Real Estate Facilities (as defined in Part I, Item 1 of this Form 10-Q).

As a public company, our additional liquidity needs include public company costs, payment of cash dividends, any exercise of the redemption right by the Continuing Equity Owners from time to time (should we elect to redeem common units for a cash payment), our stock repurchase program as described below, payments under the Tax Receivable Agreement, and state and federal taxes to the extent not reduced as a result of the Tax Receivable Agreement. The Continuing Equity Owners may exercise such redemption right for as long as their common units remain outstanding. Although the actual timing and amount of any payments that may be made under the Tax Receivable Agreement will vary, we expect that the payments that we will be required to make to the Continuing Equity Owners, Former Profits Unit Holders and Crestview Partners II GP, L.P. will be significant. Any payments made by us to Continuing Equity Owners, Former Profits Unit Holders and Crestview Partners II GP, L.P. under the Tax Receivable Agreement will generally reduce the amount of overall cash flow that might have otherwise been available to us or to CWGS, LLC and, to the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, the unpaid amounts generally will be deferred and will accrue interest until paid by us; provided, however, that nonpayment for a specified period may constitute a material breach of a material obligation under the Tax Receivable Agreement and therefore may accelerate payments due under the Tax Receivable Agreement. For a discussion of the Tax Receivable Agreement, see Note 13 — Income Taxes to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

Stock Repurchase Program

During the three months ended June 30, 2023, we did not repurchase Class A common stock under our stock repurchase program, which expires on December 31, 2025. As of June 30, 2023, $120.2 million was available under the stock repurchase program to repurchase additional shares of our Class A common stock.

Dividends

On February 18, 2022, our Board of Directors approved the increase of the portion of the quarterly cash dividend relating to all or a portion of the Excess Tax Distribution (as defined under “Dividend Policy” included in Part II, Item 5 of our Annual Report) to $0.475 per share of Class A common stock from $0.35 per share, which increased the total quarterly cash dividend to $0.625 per share of Class A common stock from $0.50 per share beginning in March 2022. For the three and six months ended June 30, 2023, we paid a regular quarterly cash dividend on our Class A common stock of $0.625 per share, which was funded with a $0.15 per common unit cash distribution from CWGS, LLC and the remaining $0.475 per share of Class A common stock funded with all or a portion of the Excess Tax Distribution (as defined under “Dividend Policy” included in Part II, Item 5 of our Annual Report).

On May 24, 2023, in conjunction with the announcement of the declaration of the second quarter 2023 dividend to holders of Class A common stock, the Company announced that it had initiated an analysis of its capital allocation strategy as part of the Company’s commitment to driving long-term growth and maintaining a competitive dividend. After completing the capital allocation strategy analysis during July 2023, the Company announced on August 1, 2023, that the Board of Directors approved a decrease of the quarterly cash dividend to $0.125 per share of Class A common stock from $0.625 per share, beginning with the quarterly cash dividend to be paid in September 2023. This dividend will be funded entirely from the Excess Tax Distribution, with no portion funded by common unit cash distributions from CWGS, LLC. The Company believes that this decrease in the quarterly cash dividend will help the Company remain aggressive in accretive RV dealership acquisitions.

Our ability to pay cash dividends on our Class A common stock depends on, among other things, our results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, restrictions in our debt agreements and in any preferred stock, restrictions under applicable law, the extent to which such distributions would render CWGS, LLC insolvent, our business prospects and other factors that our Board of Directors may deem relevant. Our dividend policy has certain risks and limitations particularly with respect to liquidity, and we may not pay future dividends according to our policy, or at all. See “Dividend Policy” included in Part II, Item 5 of our Annual Report and “Risk Factors ─ Risks Relating to Ownership of Our Class A Common Stock ─ Our ability to pay regular and special dividends on our Class A common stock is subject to the discretion of our Board of Directors and may be limited by our structure and statutory restrictions” included in Part I, Item 1A of our Annual Report.

Acquisitions and Capital Expenditures

During the six months ended June 30, 2023, the RV and Outdoor Retail segment purchased real property of $37.0 million.

We announced a number of initiatives heading into 2023, including an online RV sales process, service bay expansion, the addition of design centers to our existing store footprint, and continued expansion through dealership acquisitions. We have also announced a number of land acquisitions in anticipation of constructing new stores.

Over the next twelve months, our expansion of dealerships through acquisition and construction is expected to cost between $150.0 million and $210.0 million from a combination of business acquisitions and capital expenditures relating to land, buildings, and improvements. Included in this range is $100.0 million related to business acquisitions where, at a minimum, we have already signed a letter of intent with the seller. We are in the early stages of evaluating additional dealership acquisition opportunities and will update our cost estimates in future periodic reports, if necessary, as there are further developments. Factors that could impact the quantity of future locations or the cost to acquire or open those locations include, but are not limited to, our ability to locate potential acquisition targets or greenfield locations in a geographic area and at a cost that meets our success criteria; continued strong cash flow generation from our operations to fund these acquisitions and new locations; and availability of financing on our Floor Plan Facility. We expect the additional cash requirements of the other announced initiatives to be immaterial.

2019 Strategic Shift

In connection with the 2019 Strategic Shift during the six months ended June 30, 2023, we paid or otherwise settled $2.0 million of other associated costs. We expect that approximately $1.4 million to $3.1 million of other associated costs and $0.6 million to $7.6 million of lease termination costs will result in future cash expenditures. The process of identifying subtenants and negotiating lease terminations has been delayed, which initially was in part due to the COVID-19 pandemic, and these delays are expected to continue. The timing of these negotiations will vary as both subleases and terminations are contingent on landlord approvals. We expect that most of the remaining leases under the 2019 Strategic Shift will be subleased or terminated by December 31, 2023. For a discussion of the 2019 Strategic Shift and other restructuring activities, see Note 4 — Restructuring and Long-Lived Asset Impairment to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

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

Sources of Liquidity and Capital

We believe that our sources of liquidity and capital including cash provided by operating activities and borrowings under our various credit facilities, other long-term debt, and finance lease arrangements (see Liquidity and Capital Resources — Summary of Credit Facilities, Other Long-Term Debt, and Finance Lease Arrangements in Part I, Item 2 of this Form 10-Q), including additional borrowing capacity where applicable, will be sufficient to finance our continued operations, growth strategy, including the opening of any additional RV dealership locations, quarterly cash dividends (as described above), required payments for our obligations under the Tax Receivable Agreement, and additional expenses we expect to incur for at least the next twelve months. However, we cannot assure you that our cash provided by operating activities, cash and cash equivalents or cash available under our Revolving Credit Facility, our Floor Plan Facility, our Real Estate Facilities, including the potential additional borrowings noted above, will be sufficient to meet our future needs. If we are unable to generate sufficient cash flows from operations in the future and if availability under our Revolving Credit Facility, our Floor Plan Facility, our Real Estate Facilities is not sufficient, we may have to obtain additional financing. If we obtain additional capital by issuing equity, the interests of our existing stockholders will be diluted. If we incur additional indebtedness, that indebtedness may impose significant financial and other covenants that may significantly restrict our operations. We cannot assure you that we could obtain refinancing or additional financing on favorable terms or at all, including the expected additional borrowings noted above and particularly in light of the current macroeconomic uncertainty. See “Risk Factors — Risks Related to our Business — Our ability to operate and expand our business and to respond to changing business and economic conditions will depend on the availability of adequate capital” included in Part I, Item 1A of our Annual Report.

As of June 30, 2023, December 31, 2022, and June 30, 2022, we had working capital of $601.9 million, $611.3 million, and $697.4 million, respectively, including $54.5 million, $130.1 million, and $134.0 million, respectively, of cash and cash equivalents. Our working capital reflects the cash provided by deferred revenue and gains reported under current liabilities of $96.9 million, $95.7 million, and $95.7 million as of June 30, 2023, December 31, 2022, and June 30, 2022, respectively. Deferred revenue primarily consists of cash collected for club memberships and roadside assistance contracts in advance of services to be provided, which is deferred and recognized as revenue over the life of the membership, and deferred revenue for the annual guide. We use net proceeds from this deferred membership revenue to lower our long-term borrowings and finance our working capital needs. Our Floor Plan Facility includes a flooring line aggregate interest reduction (“FLAIR”) offset account that allows us to transfer cash as an offset to the payables under the Floor Plan Facility. The FLAIR offset account at June 30, 2023 was $133.5 million, all of which could have been withdrawn while remaining in compliance with the financial covenants of the Floor Plan Facility.

Seasonality

We have experienced, and expect to continue to experience, variability in revenue, net income, and cash flows as a result of annual seasonality in our business (see Note 1 — Summary of Significant Accounting Policies — Seasonality to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q).

Cash Flow

The following table shows summary cash flow information for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
(In thousands)	2023	2022
Net cash provided by operating activities	$227,964	$183,994
Net cash used in investing activities	(131,907)	(131,505)
Net cash used in financing activities	(171,730)	(185,864)
Net decrease in cash and cash equivalents	$(75,673)	$(133,375)

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

Net cash provided by operating activities was $228.0 million in the six months ended June 30, 2023, an increase of $44.0 million from $184.0 million of net cash provided by operating activities in the six months ended June 30, 2022. The increase was primarily due to a $279.4 million increase in the working capital adjustment for inventory, a $28.0 million increase in the working capital adjustment for accounts receivable and contracts in transit, an $6.6 million increase in the working capital adjustment for prepaid expenses and other assets, and a $4.9 million increase in long-lived asset impairment, partially offset by a $235.7 million reduction in net income, a $19.3 million decrease in the working capital adjustment for accounts payable and accrued expenses, an $11.3 million decrease in depreciation and amortization, a $7.8 million decrease in equity-based compensation, and a $5.6 million increase in gain on sale or disposal of assets.

Investing activities. Our investment in business activities primarily consists of expanding our operations through organic growth and the acquisition of RV dealership locations. Substantially all of our new RV dealership locations and capital expenditures have been financed using cash provided by operating activities and borrowings under our various credit facilities, other long-term debt, and finance lease arrangements, as applicable (see Liquidity and Capital Resources — Summary of Credit Facilities, Other Long-Term Debt, and Finance Lease Arrangements in Part I, Item 2 of this Form 10-Q).

The table below summarizes our capital expenditures for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
(In thousands)	2023	2022
IT hardware and software	$5,639	$6,182
Greenfield and acquired dealership locations	18,873	23,336
Existing retail locations	23,944	35,958
Corporate and other	4,607	3,528
Total capital expenditures	$53,063	$69,004

Our capital expenditures consist primarily of investing in acquired and greenfield retail and RV dealership locations, existing retail locations, information technology, hardware, and software. The expected minimum capital expenditures relating to new dealerships and real estate purchases through December 31, 2023 are discussed above. As of June 30, 2023, we had entered into contracts for construction of new dealership buildings for an aggregate future commitment of capital expenditures of $32.2 million. There were no other material commitments for capital expenditures as of June 30, 2023.

Net cash used in investing activities was $131.9 million for the six months ended June 30, 2023. The $131.9 million of cash used in investing activities was comprised of $74.4 million for the acquisition of RV dealerships, net of cash acquired, $53.1 million of capital expenditures primarily related to retail locations, $37.0 million for the purchases of real property, $3.4 million for the purchase of and loans to other investments, and $1.7 million for the purchases of intangible assets, partially offset by proceeds from the sale of real property of $35.6 million and proceeds of $2.0 million from the sale of property and equipment.

Net cash used in investing activities was $131.5 million for the six months ended June 30, 2022. The $131.5 million of cash used in investing activities was comprised of $69.0 million of capital expenditures primarily related to retail locations, $38.2 million for the purchase of RV and outdoor retail businesses and a publication business, $28.0 million for the purchases of real property, $3.0 million for purchase of other investments, and $0.7 million for the purchase of intangible assets, partially offset by proceeds from the sale of real property of $6.8 million and proceeds of $0.7 million from the sale of property and equipment. See Note 12 – Acquisitions to our condensed consolidated financial statements included in Part 1, Item 1 of this Form 10-Q.

Financing activities. Our financing activities primarily consist of proceeds from the issuance of debt, the repayment of principal, cash dividends to holders of Class A common stock, and cash distributions to holders of CWGS, LLC common units.

Our net cash used in financing activities was $171.7 million for the six months ended June 30, 2023. The $171.7 million of cash used in financing activities was primarily due to $131.5 million of net payments on borrowings under the Floor Plan Facility, $55.6 million of dividends paid on Class A common stock, $22.8 million of payments on long-term debt, $16.8 million of member distributions, $2.8 million for finance lease payments, $0.9 million for debt issuance costs payments, and $0.6 million of withholding taxes paid upon the vesting of restricted stock units (“RSUs”), partially offset by $59.2 million of proceeds from long-term debt and by $0.1 million of proceeds from exercise of stock options.

Our net cash used in financing activities was $185.9 million for the six months ended June 30, 2022. The $185.9 million of cash used in financing activities was primarily due to $115.7 million of member distributions, $79.8 million for the repurchase of Class A common stock, $52.5 million of dividends paid on Class A common stock, $7.9 million of payments on long-term debt, $3.0 million for finance lease payments, and $1.5 million of withholding taxes paid upon the vesting of RSUs, partially offset by $40.4 million of net proceeds from borrowings under the Floor Plan Facility, $28.0 million of net proceeds from a sale-leaseback arrangement, $6.0 million of proceeds from landlord funded construction on finance leases, and $0.3 million of proceeds from exercise of stock options.

Summary of Credit Facilities, Other Long-Term Debt, and Finance Lease Arrangements

The following table shows a summary of the outstanding balances, current portion, and remaining available borrowings under our credit facilities and other long-term debt and finance lease arrangements (see definitions and further details in Note 3 – Inventories and Floor Plan Payables, Note 7 – Long-Term Debt, and Note 8 – Leases to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q) at June 30, 2023:

			Current		Remaining
(In thousands)	Outstanding		Portion		Available
Floor Plan Facility:
Notes payable - floor plan	$1,155,356		$1,155,356		$322,498	(1)
Revolving line of credit	20,885		—		49,115	(2)
Senior Secured Credit Facilities:
Term Loan Facility	1,351,543		14,015		—
Revolving Credit Facility	—		—		22,750	(3)
Other:
Real Estate Facilities	192,574	(4)	12,642	(4)	68,394	(5)
Other long-term debt	8,403		315		—
Finance lease obligations	104,678		5,337		—
	$2,833,439		$1,187,665		$462,757

(1)	The unencumbered borrowing capacity for the Floor Plan Facility represents the additional borrowing capacity less any accounts payable for sold inventory and less any purchase commitments. Additional borrowings are subject to the vehicle collateral requirements under the Floor Plan Facility. In July 2023, an amendment to the Floor Plan Facility increased the borrowing capacity under the floor plan notes payable by $150.0 million.
(2)	The revolving line of credit borrowings are limited by a borrowing base calculation but were not limited as of June 30, 2023.
(3)	The Revolving Credit Facility remaining available balance was reduced by outstanding undrawn letters of credit. The Credit Agreement requires compliance with a Total Net Leverage Ratio covenant when borrowings on the Revolving Credit Facility (excluding certain amounts relating to letters of credit) is over a 35%, or $22.8 million, threshold (Note 7 – Long-Term Debt to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q). The otherwise remaining available borrowings of $60.1 million were reduced by $37.3 million in light of this financial covenant at June 30, 2023.
(4)	Includes $4.1 million outstanding and $0.2 million current portion that are classified as liabilities related to assets held for sale (see Note 5 – Assets Held for Sale).
(5)	Additional borrowings on the Real Estate Facilities are subject to a debt service coverage ratio covenant and to the property collateral requirements under the Real Estate Facilities.

We have experienced an increase in interest rates, which are expected to remain elevated throughout 2023. As of June 30, 2023 and 2022, the applicable interest rate for the floor plan notes payable under the Floor Plan Facility was 7.35% and 2.93%, respectively. As of June 30, 2023 and 2022, the average interest rate for the Term Loan Facility was 7.66% and 3.82%, respectively. The increase in interest rates and, to a lesser extent, higher average principal balances on our Real Estate Facilities have resulted in a combined year-over-year increase of our floor plan interest expense and other interest expense, net of $30.5 million and $61.9 million for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022, respectively.

Sale/Leaseback Arrangements

We have in the past and may in the future enter into sale-leaseback transactions to finance certain property acquisitions and capital expenditures, pursuant to which we sell property and/or leasehold improvements to third parties and agree to lease those assets back for a certain period of time. Such sales generate proceeds which vary from period to period.

On February 8, 2022, FRHP Lincolnshire, LLC sold three properties for a total sale price of $28.0 million. Concurrent with the sale of these properties, the Company entered into three separate twenty-year lease agreements, whereby the Company will lease back the properties from the acquiring company. Under each lease agreement, FR has four consecutive options to extend the lease term for additional periods of five years for each option. This transaction is accounted for as a financing transaction. The Company recorded a liability for the amount received, will continue to depreciate the non-land portion of the assets, and has imputed an interest rate so that the net carrying amount of the financial liability and remaining assets will be zero at the end of the initial lease terms. The financial liability is included in other long-term liabilities in the condensed consolidated balance sheet as of June 30, 2023.

Deferred Revenue

Deferred revenue consists of our sales for products not yet recognized as revenue at the end of a given period. Our deferred revenue as of June 30, 2023 was $166.7 million.

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

Based on June 30, 2023 debt levels (see Liquidity and Capital Resources — Summary of Credit Facilities, Other Long-Term Debt, and Finance Lease Arrangements in Part I, Item 2 of this Form 10-Q), an increase or decrease of 100 basis points in the effective interest rate would cause an increase or decrease in interest expense:

•	under our Term Loan Facility of $13.9 million over the next 12 months;
•	under our Floor Plan Facility of approximately $11.7 million over the next 12 months;
•	under our Floor Plan Facility revolving line of credit of approximately $0.2 million over the next 12 months;
•	under our Real Estate Facilities of approximately $2.0 million over the next 12 months; and
•	under our Other Long-Term Debt would be immaterial.

See “Results of Operations” in Part I, Item 2 of this Form 10-Q for a discussion of interest expense for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, respectively.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control performed during the fiscal quarter ended June 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

The following table presents information related to our repurchases of Class A common stock for the periods indicated:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs(1)
April 1, 2023 to April 30, 2023	—	$—	—	$120,166,000
May 1, 2023 to May 31, 2023	—	—	—	120,166,000
June 1, 2023 to June 30, 2023	—	—	—	120,166,000
Total	—	$—	—	$120,166,000

(1)	On October 30, 2020, our Board of Directors authorized a stock repurchase program for the repurchase of up to $100.0 million of the Company’s Class A common stock, expiring on October 31, 2022. In August 2021 and January 2022, our Board of Directors authorized increases to the stock repurchase program for the repurchase of up to an additional $125.0 million and $152.7 million of the Company’s Class A common stock, respectively. Following these extensions, the stock repurchase program now expires on December 31, 2025. This program does not obligate the Company to acquire any particular amount of Class A common stock and the program may be extended, modified, suspended or discontinued at any time at the board’s discretion.

The table above excludes shares net settled by the Company in connection with tax withholdings associated with the vesting of restricted stock units as these shares were not issued and outstanding.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.  Exhibits

Exhibits Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Camping World Holdings, Inc.	10-Q	001-37908	3.1	11/10/16

3.2	Amended and Restated Bylaws of Camping World Holdings, Inc.	10-Q	001-37908	3.2	11/10/16

4.1	Specimen Stock Certificate evidencing the shares of Class A common stock	S-1/A	333-211977	4.1	9/13/16

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.1	Amendment No. 1 to the Eighth Amended and Restated Credit Agreement, dated July 18, 2023, among FreedomRoads, LLC, as the company and a borrower, certain subsidiaries of FreedomRoads, LLC, as subsidiary borrowers, Bank of America, N.A., as administrative agent, and the lenders party thereto	8-K	001-37908	10.1	7/20/23

10.2	Second Amendment to Employment Agreement with Karin L. Bell, dated July 13, 2023					*

10.3	Employment Agreement, effective as of July 13, 2023 between Camping World Holdings, Inc., CWGS Enterprises, LLC and Thomas E. Kirn					*

10.4	Employment Agreement, effective as of July 13, 2023 between Camping World Holdings, Inc., CWGS Enterprises, LLC and Lindsey Christen					*

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer					*

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer					*

32.1	Section 1350 Certification of Chief Executive Officer					**

32.2	Section 1350 Certification of Chief Financial Officer					**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					***

101.SCH	Inline XBRL Taxonomy Extension Schema Document					***

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					***

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
101.DEF	Inline XBRL Extension Definition Linkbase Document					***

101.LAB	Inline XBRL Taxonomy Label Linkbase Document					***

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					***

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					***

*     Filed herewith

**    Furnished herewith

***  Submitted electronically herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Camping World Holdings, Inc.

Date: August 2, 2023	By:	/s/ Karin L. Bell
Karin L. Bell
Chief Financial Officer

(Authorized Officer and Principal Financial Officer)