Form 10-Q
period 2023-09-30
Camping World Holdings, Inc.
filed 2023-11-02
CIK 1669779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ⌧  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ⌧  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ⌧	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
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

As of October 27, 2023, the registrant had 44,780,170 shares of Class A common stock, 39,466,964 shares of Class B common stock and one share of Class C common stock outstanding.

Camping World Holdings, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended September 30, 2023

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts contained in this Form 10-Q may be forward-looking statements. Statements regarding our future results of operations and financial position; the impact of COVID-19 on our business, results of operations and financial position; the expected impact of the February 2022 Cybersecurity Incident (as defined below); the expected impact of inflation; business strategy and plans and objectives of management for future operations; the timeline for and benefits of our restructuring activities; expected new RV dealership location openings and closures, including greenfield locations and acquired locations; our sources of liquidity and capital and any potential need for additional financing or refinancing, retirement or exchange of outstanding debt; our stock repurchase program; future capital expenditures and debt service obligations; expectations regarding industry trends and consumer behavior and growth; our ability to capture positive industry trends and pursue growth; expectations regarding our pending litigation, and our plans related to dividend payments, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘expects,’’ ‘‘plans,’’ ‘‘anticipates,’’ ‘‘could,’’ ‘‘intends,’’ ‘‘targets,’’ ‘‘projects,’’ ‘‘contemplates,’’ ‘‘believes,’’ ‘‘estimates,’’ ‘‘predicts,’’ ‘‘potential’’ or ‘‘continue’’ or the negative of these terms or other similar expressions. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including, but not limited to, the following:

●	general economic conditions in our markets, including inflation and interest rates, and ongoing economic and financial uncertainties;
●	the availability of financing to us and our customers;
●	fuel shortages, or high prices for fuel;
●	the well-being, as well as the continued popularity and reputation for quality, of our manufacturers;
●	trends in the RV industry;
●	changes in consumer preferences or our failure to gauge those preferences;
●	competition in the market for services, protection plans, products and resources targeting the RV lifestyle or RV enthusiast;
●	our expansion into new, unfamiliar markets, businesses, or product lines or categories, as well as delays in opening or acquiring new RV dealership locations;
●	unforeseen expenses, difficulties, and delays frequently encountered in connection with expansion through acquisitions;
●	our failure to maintain the strength and value of our brands;
●	our ability to successfully order and manage our inventory to reflect consumer demand in a volatile market and anticipate changing consumer preferences and buying trends;
●	fluctuations in our same store revenue and whether such revenue will be a meaningful indicator of future performance;
●	the cyclical and seasonal nature of our business;

●	disruptions to or breaches of our or our third party providers’ information technology systems, including the February 2022 Cybersecurity Incident;
●	our ability to operate and expand our business and to respond to changing business and economic conditions, which depends on the availability of adequate capital;
●	the restrictive covenants imposed by our Senior Secured Credit Facilities and Floor Plan Facility;
●	risks related to COVID-19 and related impacts on our business;
●	our ability to execute and achieve the expected benefits of our restructuring activities or cost cutting initiatives and costs and impairment charges incurred in connection with these activities or initiatives may be materially higher than expected or anticipated;
●	our reliance on our fulfillment and distribution centers for our retail, RV furniture distribution, and e-commerce businesses;
●	the impact of ongoing class action lawsuits against us and certain of our officers and directors, as well as any potential future class action litigation;
●	natural disasters, whether or not caused by climate change, unusual weather conditions, epidemic outbreaks, terrorist acts and political events;
●	our dependence on our relationships with third party providers of services, protection plans, products and resources and a disruption of these relationships or of these providers’ operations;
●	any delays, new or increased tariffs, increased cost or quality control deficiencies in the importation of our products manufactured abroad;
●	whether third party lending institutions and insurance companies will continue to provide financing for RV purchases;
●	our ability to retain senior executives and attract and retain other qualified employees;
●	risks associated with leasing substantial amounts of space, including our inability to maintain the leases for our RV dealership locations or locate alternative sites for our stores in our target markets and on terms that are acceptable to us;
●	our business being subject to numerous federal, state and local regulations;
●	changes in government policies and legislation;
●	our failure to comply with certain environmental regulations;
●	risks related to climate change and other environmental, social, and governance matters;
●	risks related to a failure in our e-commerce operations, security breaches and cybersecurity risks;
●	our inability to enforce our intellectual property rights and accusations of our infringement on the intellectual property rights of third parties;
●	our inability to maintain or upgrade our information technology systems or our inability to convert to alternate systems in an efficient and timely manner;

●	risk of product liability claims if people or property are harmed by the products we sell and other litigation risks;
●	risks related to our pending litigation;
●	risks associated with our private brand offerings;
●	possibility of future asset impairment charges for goodwill, intangible assets or other long-lived assets;
●	potential litigation relating to products we sell or sold;
●	Marcus Lemonis, through his beneficial ownership of our shares directly or indirectly held by ML Acquisition Company, LLC and ML RV Group, LLC, has substantial control over us including matters requiring approval by our stockholders;
●	the exemptions from certain corporate governance requirements that we qualify for, and rely on, due to the fact that we are a ‘‘controlled company’’ within the meaning of the New York Stock Exchange, or NYSE, listing requirements;
●	whether we are able to realize any tax benefits that may arise from our organizational structure and any redemptions of CWGS Enterprises, LLC common units for cash or stock;
●	other risks relating to our organizational structure and to ownership of shares of our Class A common stock; and
●	the other factors set forth under ‘‘Risk Factors’’ in Item 1A of Part I of our Annual Report, in Item 1A of Part II of this Form 10-Q, and in our other filings with the SEC.

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

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(In Thousands Except Per Share Amounts)

	September 30,	December 31,	September 30,
	2023	2022	2022
Assets
Current assets:
Cash and cash equivalents	$53,318	$130,131	$148,235
Contracts in transit	100,831	50,349	87,487
Accounts receivable, net	135,832	112,411	117,428
Inventories	1,869,042	2,123,858	1,900,127
Prepaid expenses and other assets	38,979	66,913	46,869
Assets held for sale	4,635	—	—
Total current assets	2,202,637	2,483,662	2,300,146

Property and equipment, net	841,548	758,281	728,208
Operating lease assets	736,246	742,306	719,656
Deferred tax assets, net	142,187	143,226	178,808
Intangible assets, net	14,444	20,945	21,819
Goodwill	688,139	622,423	533,217
Other assets	32,058	29,304	29,532
Total assets	$4,657,259	$4,800,147	$4,511,386
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$200,433	$127,691	$187,613
Accrued liabilities	171,956	147,833	252,644
Deferred revenues	99,813	95,695	101,917
Current portion of operating lease liabilities	62,987	61,745	61,001
Current portion of finance lease liabilities	5,563	10,244	10,397
Current portion of Tax Receivable Agreement liability	13,999	10,873	11,686
Current portion of long-term debt	23,257	25,229	15,827
Notes payable – floor plan, net	1,017,543	1,319,941	899,568
Other current liabilities	79,381	73,076	83,959
Liabilities related to assets held for sale	4,022	—	—
Total current liabilities	1,678,954	1,872,327	1,624,612

Operating lease liabilities, net of current portion	759,952	764,835	743,914
Finance lease liabilities, net of current portion	99,060	94,216	95,496
Tax Receivable Agreement liability, net of current portion	149,134	159,743	159,790
Revolving line of credit	20,885	20,885	20,885
Long-term debt, net of current portion	1,522,495	1,484,416	1,368,380
Deferred revenues	70,214	70,247	73,294
Other long-term liabilities	85,710	85,792	87,517
Total liabilities	4,386,404	4,552,461	4,173,888
Commitments and contingencies
Stockholders' equity:
Preferred stock, par value $0.01 per share – 20,000 shares authorized; none issued and outstanding	—	—	—
Class A common stock, par value $0.01 per share – 250,000 shares authorized; 49,571, 47,571, and 47,855 shares issued, respectively; 44,780, 42,441, and 42,129 shares outstanding, respectively	496	476	476
Class B common stock, par value $0.0001 per share – 75,000 shares authorized; 39,466, 41,466, and 69,066 shares issued, respectively; 39,466, 41,466, and 41,466 shares outstanding, respectively	4	4	4
Class C common stock, par value $0.0001 per share – 0.001 share authorized, issued and outstanding	—	—	—
Additional paid-in capital	108,942	106,051	117,151
Treasury stock, at cost; 4,791, 5,130, and 5,442 shares, respectively	(167,847)	(179,732)	(190,658)
Retained earnings	207,657	221,031	280,772
Total stockholders' equity attributable to Camping World Holdings, Inc.	149,252	147,830	207,745
Non-controlling interests	121,603	99,856	129,753
Total stockholders' equity	270,855	247,686	337,498
Total liabilities and stockholders' equity	$4,657,259	$4,800,147	$4,511,386

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(In Thousands Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenue:
Good Sam Services and Plans	$49,889	$50,352	$147,294	$144,504
RV and Outdoor Retail
New vehicles	679,207	834,112	2,126,862	2,746,323
Used vehicles	590,227	525,988	1,657,935	1,484,978
Products, service and other	235,609	268,940	691,030	761,914
Finance and insurance, net	163,630	165,136	460,336	513,921
Good Sam Club	11,051	11,154	33,757	35,070
Subtotal	1,679,724	1,805,330	4,969,920	5,542,206
Total revenue	1,729,613	1,855,682	5,117,214	5,686,710
Costs applicable to revenue (exclusive of depreciation and amortization shown separately below):
Good Sam Services and Plans	10,021	18,871	43,844	54,532
RV and Outdoor Retail
New vehicles	576,480	675,119	1,811,398	2,171,660
Used vehicles	478,595	398,882	1,300,961	1,115,876
Products, service and other	139,976	167,298	422,037	467,680
Good Sam Club	1,455	1,824	3,766	6,279
Subtotal	1,196,506	1,243,123	3,538,162	3,761,495
Total costs applicable to revenue	1,206,527	1,261,994	3,582,006	3,816,027
Operating expenses:
Selling, general, and administrative	415,288	419,102	1,201,901	1,245,540
Depreciation and amortization	17,619	18,207	49,462	61,369
Long-lived asset impairment	1,747	887	9,269	3,505
Lease termination	375	—	375	1,122
Loss (gain) on sale or disposal of assets	131	(40)	(5,001)	390
Total operating expenses	435,160	438,156	1,256,006	1,311,926
Income from operations	87,926	155,532	279,202	558,757
Other expense:
Floor plan interest expense	(19,816)	(9,484)	(61,298)	(24,483)
Other interest expense, net	(35,242)	(20,526)	(99,873)	(49,762)
Tax Receivable Agreement liability adjustment	1,680	—	1,680	—
Other income (expense), net	24	(177)	(1,659)	(472)
Total other expense	(53,354)	(30,187)	(161,150)	(74,717)
Income before income taxes	34,572	125,345	118,052	484,040
Income tax expense	(3,679)	(22,397)	(17,533)	(75,808)
Net income	30,893	102,948	100,519	408,232
Less: net income attributable to non-controlling interests	(14,932)	(61,822)	(52,686)	(238,065)
Net income attributable to Camping World Holdings, Inc.	$15,961	$41,126	$47,833	$170,167

Earnings per share of Class A common stock:
Basic	$0.36	$0.98	$1.07	$4.01
Diluted	$0.32	$0.97	$1.03	$3.99
Weighted average shares of Class A common stock outstanding:
Basic	44,666	41,985	44,538	42,419
Diluted	85,180	42,505	84,917	42,947

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Stockholders' Equity

(In Thousands)

							Additional				Non-
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Paid-In	Treasury Stock		Retained	Controlling
	Shares	Amounts	Shares	Amounts	Shares	Amounts	Capital	Shares	Amounts	Earnings	Interest	Total
Balance at December 31, 2022	47,571	$476	41,466	$4	—	$—	$106,051	(5,130)	$(179,732)	$221,031	$99,856	$247,686
Equity-based compensation	—	—	—	—	—	—	3,345	—	—	—	3,013	6,358
Exercise of stock options	—	—	—	—	—	—	(25)	2	66	—	—	41
Non-controlling interest adjustment for capital contribution of proceeds from the exercise of stock options	—	—	—	—	—	—	(17)	—	—	—	17	—
Vesting of restricted stock units	—	—	—	—	—	—	(1,104)	37	1,300	—	(196)	—
Repurchases of Class A common stock for withholding taxes on vested RSUs	—	—	—	—	—	—	128	(13)	(466)	—	—	(338)
Redemption of LLC common units for Class A common stock	2,000	20	(2,000)	—	—	—	9,673	—	—	—	(4,739)	4,954
Distributions to holders of LLC common units	—	—	—	—	—	—	—	—	—	—	(6,046)	(6,046)
Dividends(1)	—	—	—	—	—	—	—	—	—	(27,791)	—	(27,791)
Establishment of liabilities under the Tax Receivable Agreement and related changes to deferred tax assets associated with that liability	—	—	—	—	—	—	(4,014)	—	—	—	—	(4,014)
Non-controlling interest adjustment	—	—	—	—	—	—	(20)	—	—	—	20	—
Net income	—	—	—	—	—	—	—	—	—	3,169	1,734	4,903
Balance at March 31, 2023	49,571	$496	39,466	$4	—	$—	$114,017	(5,104)	$(178,832)	$196,409	$93,659	$225,753
Equity-based compensation	—	—	—	—	—	—	3,418	—	—	—	3,074	6,492
Exercise of stock options	—	—	—	—	—	—	(101)	8	266	—	—	165
Non-controlling interest adjustment for capital contribution of proceeds from the exercise of stock options	—	—	—	—	—	—	(70)	—	—	—	70	—
Vesting of restricted stock units	—	—	—	—	—	—	(1,965)	62	2,157	—	(192)	—
Repurchases of Class A common stock for withholding taxes on vested RSUs	—	—	—	—	—	—	87	(12)	(374)	—	—	(287)
Distributions to holders of LLC common units	—	—	—	—	—	—	—	—	—	—	(10,784)	(10,784)
Dividends(1)	—	—	—	—	—	—	—	—	—	(27,819)	—	(27,819)
Non-controlling interest adjustment	—	—	—	—	—	—	458	—	—	—	(458)	—
Net income	—	—	—	—	—	—	—	—	—	28,703	36,020	64,723
Balance at June 30, 2023	49,571	$496	39,466	$4	—	$—	$115,844	(5,046)	$(176,783)	$197,293	$121,389	$258,243
Equity-based compensation	—	—	—	—	—	—	2,882	—	—	—	2,584	5,466
Exercise of stock options	—	—	—	—	—	—	(68)	5	181	—	—	113
Non-controlling interest adjustment for capital contribution of proceeds from the exercise of stock options	—	—	—	—	—	—	(46)	—	—	—	46	—
Vesting of restricted stock units	—	—	—	—	—	—	(11,313)	380	13,302	—	(1,989)	—
Repurchases of Class A common stock for withholding taxes on vested RSUs	—	—	—	—	—	—	1,089	(130)	(4,547)	—	—	(3,458)
Distributions to holders of LLC common units	—	—	—	—	—	—	—	—	—	—	(14,763)	(14,763)
Dividends(1)	—	—	—	—	—	—	—	—	—	(5,597)	—	(5,597)
Establishment of liabilities under the Tax Receivable Agreement and related changes to deferred tax assets associated with that liability	—	—	—	—	—	—	(42)	—	—	—	—	(42)
Non-controlling interest adjustment	—	—	—	—	—	—	596	—	—	—	(596)	—
Net income	—	—	—	—	—	—	—	—	—	15,961	14,932	30,893
Balance at September 30, 2023	49,571	$496	39,466	$4	—	$—	$108,942	(4,791)	$(167,847)	$207,657	$121,603	$270,855

(1)	The Company declared dividends per share of Class A common stock of $0.625, $0.625 and $0.125 for the three months ended March 31, 2023, June 30, 2023 and September 30, 2023, respectively.

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Stockholders' Equity

(In Thousands)

							Additional				Non-
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Paid-In	Treasury Stock		Retained	Controlling
	Shares	Amounts	Shares	Amounts	Shares	Amounts	Capital	Shares	Amounts	Earnings	Interest	Total
Balance at December 31, 2021	47,521	$475	41,466	$4	—	—	$98,113	(3,390)	(130,006)	$189,471	$75,837	$233,894
Equity-based compensation	—	—	—	—	—	—	4,572	—	—	—	5,735	10,307
Exercise of stock options	—	—	—	—	—	—	(166)	11	397	—	—	231
Non-controlling interest adjustment for capital contribution of proceeds from the exercise of stock options	—	—	—	—	—	—	(111)	—	—	—	111	—
Vesting of restricted stock units	—	—	—	—	—	—	(4,067)	130	4,749	—	(682)	—
Repurchases of Class A common stock for withholding taxes on vested RSUs	—	—	—	—	—	—	243	(41)	(1,481)	—	—	(1,238)
Repurchases of Class A common stock to treasury stock							28,398	(2,593)	(79,757)		(37,774)	(89,133)
Redemption of LLC common units for Class A common stock	50	1	—	—	—	—	416	—	—	—	(45)	372
Distributions to holders of LLC common units	—	—	—	—	—	—	—	—	—	—	(24,836)	(24,836)
Dividends(2)	—	—	—	—	—	—	—	—	—	(26,427)	—	(26,427)
Establishment of liabilities under the Tax Receivable Agreement and related changes to deferred tax assets associated with that liability	—	—	—	—	—	—	(299)	—	—	—	—	(299)
Non-controlling interest adjustment	—	—	—	—	—	—	(1,028)	—	—	—	1,028	—
Net income	—	—	—	—	—	—	—	—	—	44,730	62,569	107,299
Balance at March 31, 2022	47,571	$476	41,466	$4	—	$—	$126,071	(5,883)	$(206,098)	$207,774	$81,943	$210,170
Equity-based compensation	—	—	—	—	—	—	4,467	—	—	—	4,500	8,967
Exercise of stock options	—	—	—	—	—	—	(25)	2	66	—	—	41
Non-controlling interest adjustment for capital contribution of proceeds from the exercise of stock options	—	—	—	—	—	—	(18)	—	—	—	18	—
Vesting of restricted stock units	—	—	—	—	—	—	(3,562)	108	3,798	—	(236)	—
Repurchases of Class A common stock for withholding taxes on vested RSUs	—	—	—	—	—	—	48	(9)	(327)	—	—	(279)
Distributions to holders of LLC common units	—	—	—	—	—	—	—	—	—	—	(90,842)	(90,842)
Dividends(2)	—	—	—	—	—	—	—	—	—	(26,111)	—	(26,111)
Non-controlling interest adjustment	—	—	—	—	—	—	527	—	—	—	(527)	—
Net income	—	—	—	—	—	—	—	—	—	84,311	113,674	197,985
Balance at June 30, 2022	47,571	$476	41,466	$4	—	$—	$127,508	(5,782)	$(202,561)	$265,974	$108,530	$299,931
Equity-based compensation	—	—	—	—	—	—	3,394	—	—	—	3,398	6,792
Exercise of stock options	—	—	—	—	—	—	(26)	2	71	—	—	45
Non-controlling interest adjustment for capital contribution of proceeds from the exercise of stock options	—	—	—	—	—	—	(20)	—	—	—	20	—
Vesting of restricted stock units	—	—	—	—	—	—	(14,713)	503	17,618	—	(2,905)	—
Repurchases of Class A common stock for withholding taxes on vested RSUs	—	—	—	—	—	—	829	(165)	(5,786)	—	—	(4,957)
Distributions to holders of LLC common units	—	—	—	—	—	—	—	—	—	—	(40,933)	(40,933)
Dividends(2)	—	—	—	—	—	—	—	—	—	(26,328)	—	(26,328)
Non-controlling interest adjustment	—	—	—	—	—	—	179	—	—	—	(179)	—
Net income	—	—	—	—	—	—	—	—	—	41,126	61,822	102,948
Balance at September 30, 2022	47,571	$476	41,466	$4	—	$—	$117,151	(5,442)	$(190,658)	$280,772	$129,753	$337,498

(2)	The Company declared dividends per share of Class A common stock of $0.625 for each of the three months ended March 31, 2022, June 30, 2022 and September 30, 2022, respectively.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(In Thousands)

	Nine Months Ended September 30,
	2023	2022
Operating activities
Net income	$100,519	$408,232

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49,462	61,369
Equity-based compensation	18,316	27,434
Loss on lease termination	375	1,122
Long-lived asset impairment	9,269	3,505
(Gain) loss on sale or disposal of assets	(5,001)	390
Provision for losses on accounts receivable	(533)	168
Non-cash lease expense	45,593	44,757
Accretion of original debt issuance discount	1,628	1,650
Non-cash interest	2,139	1,470
Deferred income taxes	7,071	10,245
Tax Receivable Agreement liability adjustment	(1,680)	—
Change in assets and liabilities, net of acquisitions:
Receivables and contracts in transit	(72,681)	(45,766)
Inventories	339,187	(77,388)
Prepaid expenses and other assets	25,703	16,876
Accounts payable and other accrued expenses	72,437	112,167
Payment pursuant to Tax Receivable Agreement	(10,937)	(11,322)
Deferred revenue	4,084	10,719
Operating lease liabilities	(44,932)	(47,388)
Other, net	3,254	5,679
Net cash provided by operating activities	543,273	523,919

Investing activities
Purchases of property and equipment	(95,641)	(118,445)
Proceeds from sale of property and equipment	2,723	1,105
Purchases of real property	(64,302)	(41,696)
Proceeds from the sale of real property	35,603	6,809
Purchases of businesses, net of cash acquired	(150,475)	(83,227)
Purchases of and loans to other investments	(3,444)	(3,000)
Purchases of intangible assets	(1,999)	(851)
Net cash used in investing activities	$(277,535)	$(239,305)

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(In Thousands)

	Nine Months Ended September 30,
	2023	2022
Financing activities
Proceeds from long-term debt	$59,227	$—
Payments on long-term debt	(26,556)	(11,869)
Net payments on notes payable – floor plan, net	(273,478)	(99,802)
Proceeds from landlord funded construction on finance leases	—	6,028
Payments on finance leases	(4,160)	(4,541)
Proceeds from sale-leaseback arrangement	—	27,951
Payments on sale-leaseback arrangement	(139)	(87)
Payment of debt issuance costs	(881)	—
Dividends on Class A common stock	(61,207)	(78,866)
Proceeds from exercise of stock options	319	317
RSU shares withheld for tax	(4,083)	(6,474)
Repurchases of Class A common stock to treasury stock	—	(79,757)
Distributions to holders of LLC common units	(31,593)	(156,611)
Net cash used in financing activities	(342,551)	(403,711)

Decrease in cash and cash equivalents	(76,813)	(119,097)
Cash and cash equivalents at beginning of the period	130,131	267,332
Cash and cash equivalents at end of the period	$53,318	$148,235

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2023

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

The condensed consolidated financial statements as of and for the three and nine months ended September 30, 2023 and 2022 are unaudited. The condensed consolidated balance sheet as of December 31, 2022 has been derived from the audited financial statements at that date but does not include all of the disclosures required by GAAP. These interim condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 23, 2023. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.

CWH has sole voting power in and control of the management of CWGS, LLC (see Note 15 — Stockholders’ Equity). CWH’s position as sole managing member of CWGS, LLC includes periods where CWH held a minority economic interest in CWGS, LLC. As of September 30, 2023, December 31, 2022, and September 30, 2022, CWH owned 52.8%, 50.2%, and 50.1%, respectively, of CWGS, LLC. Accordingly, the Company consolidates the financial results of CWGS, LLC and reports a non-controlling interest in its condensed consolidated financial statements.

The Company does not have any components of other comprehensive income recorded within its condensed consolidated financial statements, and, therefore, does not separately present a statement of comprehensive income in its condensed consolidated financial statements.

Cybersecurity Incident

The Company relies on the integrity, security and successful functioning of its information technology systems and network infrastructure (collectively, “IT Systems”) across its operations. In February 2022, the Company announced the occurrence of a cybersecurity incident that resulted in the encryption of certain IT Systems and theft of certain data and information (the “Cybersecurity Incident”). The Cybersecurity Incident resulted in the Company’s temporary inability to access certain of its IT Systems, caused by the disabling of some of its IT Systems by the threat actor and the Company temporarily taking certain other IT Systems offline as a precautionary measure. The Company engaged leading outside forensics and cybersecurity experts, launched containment and remediation efforts and a forensic investigation, which was completed as of September 30, 2022. The Company is continuing to take measures to enhance its IT Systems. Through its investigation, the Company identified that personal information of approximately 30,000 individuals was acquired without authorization, including, depending on the individual, dates of birth, Social Security numbers, and driver’s license numbers. The Company complied with notification obligations in accordance with relevant law and cooperated with law enforcement.

The Company has incurred costs related to investigation, containment, and remediation and expects to continue to incur incremental costs for the remediation of the Cybersecurity Incident, including legal and other professional fees, and investments to enhance the security of its IT Systems. Other actual and potential consequences include, but are not limited to, negative publicity, reputational damage, lost trust with customers, and regulatory enforcement action. In December 2022, three putative class action complaints were filed against the Company and certain of its subsidiaries arising out of the Cybersecurity Incident. On March 30, 2023, the Company and plaintiffs reached an agreement in principle to resolve the putative class action complaints for an immaterial amount subject to the execution of a settlement agreement and court approval. On April 11, 2023, for purposes of effectuating the settlement reached with Company, the original complaints were dismissed and refiled as a combined state court complaint. On June 15, 2023, the parties executed the settlement agreement. On June 28, 2023, the plaintiffs’ attorneys in the combined state court case filed a motion for preliminary approval of the settlement agreement. On August 10, 2023 the court held a hearing on plaintiffs’ motion for preliminary approval of the settlement agreement hearing at which time the court requested additional information. On September 28, 2023, the court denied plaintiffs’ motion for preliminary approval of the settlement agreement without prejudice. The next hearing date is December 5, 2023.

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

Additionally, selling, general, and administrative (“SG&A”) expenses as a percentage of gross profit tend to be higher in the first and fourth quarters due to the seasonality of the Company’s business.

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

In August 2023, the FASB issued ASU 2023-05, Business Combinations―Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement. This ASU requires joint ventures to recognize a new basis of accounting for contributed net assets as of the formation date, to measure the contributed identifiable net assets at fair value on the formation date using the business combination guidance in ASC 805-20 (with certain exceptions) regardless of whether an investor contributes a business, to measure the net assets’ fair value based on 100% of the joint venture’s equity immediately following formation, to record goodwill (or an equity adjustment, if negative) for the difference between the fair value of the joint venture’s equity and its net assets and to provide disclosures about the nature and financial effect of the formation transaction. The standard is effective prospectively for all joint venture formations with a formation date on or after January 1, 2025, with early adoption permitted. Additionally, for joint ventures that were formed before January 1, 2025, the Company may elect to apply the standard retrospectively. The Company does not expect that the adoption of the provisions of this ASU will have a material impact on its condensed consolidated financial statements.

2. Revenue

Contract Assets

As of September 30, 2023, December 31, 2022, and September 30, 2022 a contract asset of $18.1 million, $18.4 million and $19.5 million, respectively, relating to RV service revenues, was included in accounts receivable in the accompanying condensed consolidated balance sheets.

Deferred Revenues

The Company records deferred revenues when cash payments are received or due in advance of the Company’s performance, net of estimated refunds that are recorded separately in accrued liabilities. For the nine months ended September 30, 2023,the Company estimates approximately $71.5 million of revenues recognized were included in the deferred revenue balance at the beginning of the period. These estimates consider factors including, but not limited to, average service term, cash received for the period, cancellations, contract extensions, and upgrades.

As of September 30, 2023, the Company has unsatisfied performance obligations primarily relating to roadside assistance plans, Good Sam Club memberships, Coast to Coast memberships, the annual campground guide, and magazine publication revenue streams. The total unsatisfied performance obligations for these revenue streams at September 30, 2023 and the periods during which the Company expects to recognize the amounts as revenue are presented as follows (in thousands):

As of
September 30, 2023
2023	$38,724
2024	70,886
2025	30,218
2026	15,589
2027	8,499
Thereafter	6,111
Total	$170,027

3. Inventories and Floor Plan Payables

Inventories consisted of the following (in thousands):

	September 30,	December 31,	September 30,
	2023	2022	2022
Good Sam services and plans	$526	$625	$351
New RVs	1,131,575	1,411,016	1,180,364
Used RVs	534,155	464,310	425,824
Products, parts, accessories and other	202,786	247,907	293,588
	$1,869,042	$2,123,858	$1,900,127

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

As of September 30, 2023, December 31, 2022, and September 30, 2023, FR maintained floor plan financing through the Eighth Amended and Restated Credit Agreement (“Floor Plan Facility”), which was amended in July 2023 (“Floor Plan Amendment”). The Floor Plan Facility at September 30, 2023 allowed FR to borrow (a) up to $1.85 billion under a floor plan facility, an increase by the Floor Plan Amendment from $1.70 billion, (b) up to $30.0 million under a letter of credit facility and (c) up to a maximum amount outstanding of $70.0 million under the revolving line of credit. The maturity date of the Floor Plan Facility is September 30, 2026.

The Floor Plan Facility also includes an accordion feature allowing FR, at its option, to request to increase the aggregate amount of the floor plan notes payable in $50 million increments up to a maximum $300.0 million, which was reset and increased by the Floor Plan Amendment in July 2023 from a maximum of $200.0 million. The Floor Plan Lenders are not under any obligation to provide commitments in respect of any future increase under the accordion feature. Also, the Floor Plan Amendment increased the percentage of the aggregate amount of the floor plan notes payable that may be used to finance used RV inventory to 30% from 20%. No incremental funds were drawn at the time of closing of the Floor Plan Amendment.

As of September 30, 2023, December 31, 2022, and September 30, 2022, the applicable interest rate for the floor plan notes payable under the Floor Plan Facility was 7.27%, 6.01%, and 4.30%, respectively. Under the Floor Plan Facility, at the Company’s option, the floor plan notes payable, and borrowings for letters of credit, in each case, bear interest at a rate per annum equal to (a) the floating Bloomberg Short-Term Bank Yield Index rate (“BSBY”) plus the applicable rate of 1.90% to 2.50% determined based on FR’s consolidated current ratio, or, (b) the base rate (as described below) plus the applicable rate of 0.40% to 1.00% determined based on FR’s consolidated current ratio.

As of September 30, 2023, December 31, 2022, and September 30, 2022, the applicable interest rate for revolving line of credit borrowings under the Floor Plan Facility was 7.62%, 6.21%, and 4.65%, respectively. Under the Floor Plan Facility, revolving line of credit borrowings bear interest at a rate per annum equal to, at the Company’s option, either: (a) a floating BSBY rate, plus 2.25%, in the case of floating BSBY rate loans, or (b) a base rate determined by reference to the greatest of: (i) the federal funds rate plus 0.50%, (ii) the prime rate published by Bank of America, N.A. and (iii) the floating BSBY rate plus 1.75%, plus 0.75%, in the case of base rate loans. Additionally, under the Floor Plan Facility, the revolving line of credit borrowings are limited by a borrowing base calculation, which did not limit the borrowing capacity at September 30, 2023, December 31, 2022, and September 30, 2022.

The Floor Plan Facility includes a flooring line aggregate interest reduction (“FLAIR”) offset account that allows the Company to transfer cash to the Floor Plan Lenders as an offset to the payables under the Floor Plan Facility. These transfers reduce the amount of liability outstanding under the floor plan borrowings that would otherwise accrue interest, while retaining the ability to withdraw amounts from the FLAIR offset account subject to the financial covenants under the Floor Plan Facility. As a result of using the FLAIR offset account, the Company experiences a reduction in floor plan interest expense in its condensed consolidated statements of operations. As of September 30, 2023, December 31, 2022, and September 30, 2022, FR had $207.4 million, $217.7 million, and $218.6 million, respectively, in the FLAIR offset account. The maximum FLAIR percentage of outstanding floor plan borrowings is 35% under the Floor Plan Facility. The FLAIR offset account does not reduce the outstanding amount of loans under the Floor Plan Facility for purposes of determining the unencumbered borrowing capacity under the Floor Plan Facility.

Management has determined that the credit agreement governing the Floor Plan Facility includes subjective acceleration clauses, which could impact debt classification. Management believes that no events have occurred at September 30, 2023 that would trigger a subjective acceleration clause. Additionally, the credit agreement governing the Floor Plan Facility contains certain financial covenants. FR was in compliance with all debt covenants at September 30, 2023, December 31, 2022, and September 30, 2022.

The following table details the outstanding amounts and available borrowings under the Floor Plan Facility as of September 30, 2023 and December 31, 2022, and September 30, 2022 (in thousands):

	September 30,	December 31,	September 30,
	2023	2022	2022
Floor Plan Facility
Notes payable - floor plan:
Total commitment	$1,850,000	$1,700,000	$1,700,000
Less: borrowings, net of FLAIR offset account	(1,017,543)	(1,319,941)	(899,568)
Less: FLAIR offset account	(207,411)	(217,669)	(218,575)
Additional borrowing capacity	625,046	162,390	581,857
Less: short-term payable for sold inventory(1)	(62,420)	(33,501)	(40,011)
Less: purchase commitments(2)	(42,715)	(43,807)	(37,671)
Unencumbered borrowing capacity	$519,911	$85,082	$504,175

Revolving line of credit:	$70,000	$70,000	$70,000
Less: borrowings	(20,885)	(20,885)	(20,885)
Additional borrowing capacity	$49,115	$49,115	$49,115

Letters of credit:
Total commitment	$30,000	$30,000	$30,000
Less: outstanding letters of credit	(11,300)	(11,371)	(11,371)
Additional letters of credit capacity	$18,700	$18,629	$18,629

(1)	The short-term payable represents the amount due for sold inventory. A payment for any floor plan units sold is due within three to ten business days of sale. Due to the short-term nature of these payables, the Company reclassifies the amounts from notes payable‒floor plan, net to accounts payable in the condensed consolidated balance sheets. Changes in the vehicle floor plan payable are reported as cash flows from financing activities in the condensed consolidated statements of cash flows.
(2)	Purchase commitments represent vehicles approved for floor plan financing where the inventory has not yet been received by the Company from the supplier and no floor plan borrowing is outstanding.

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

The Company currently estimates the total restructuring costs associated with the 2019 Strategic Shift to be in the range of $122.7 million to $131.3 million. The breakdown of the estimated restructuring costs are as follows:

●	one-time employee termination benefits relating to retail store or distribution center closures/divestitures of $1.2 million, all of which was incurred through December 31, 2020;
●	lease termination costs of $20.0 million to $27.0 million, of which $19.4 million has been incurred through September 30, 2023;
●	incremental inventory reserve charges of $57.4 million, all of which was incurred through December 31, 2021; and
●	other associated costs of $44.1 million to $45.7 million, of which $44.1 million has been incurred through September 30, 2023.

Through September 30, 2023, the Company has incurred $44.1 million of such other associated costs primarily representing labor, lease, and other operating expenses incurred during the post-close wind-down period for the locations related to the 2019 Strategic Shift. The additional amount of up to $1.6 million represents similar costs that may be incurred through the year ending December 31, 2023 for locations that continue in a wind-down period, primarily comprised of lease costs accounted for under ASC 842, Leases, prior to lease termination. The Company expects that certain of the remaining leases under the 2019 Strategic Shift will be under contract to sublease or terminated by December 31, 2023. The remaining ongoing other associated costs, net of associated sublease income, are expected to be immaterial in periods after December 31, 2023. The foregoing lease termination cost estimate represents the expected cash payments to terminate certain leases but does not include the gain or loss from derecognition of the related operating lease assets and liabilities, which is dependent on the particular leases that will be terminated.

The following table details the costs incurred during the three and nine months ended September 30, 2023 and 2022 associated with the 2019 Strategic Shift (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
2019 Strategic Shift restructuring costs:
Lease termination costs(1)	$—	$—	$—	$1,122
Other associated costs(2)	926	1,671	3,073	5,548
Total 2019 Strategic Shift restructuring costs	$926	$1,671	$3,073	$6,670

(1)	These costs were included in lease termination charges in the condensed consolidated statements of operations. This reflects termination fees paid, net of any gain from derecognition of the related operating lease assets and liabilities.
(2)	Other associated costs primarily represent lease and other operating expenses incurred during the post-close wind-down period for the locations related to the 2019 Strategic Shift for the periods presented and were included in selling, general, and administrative expenses in the condensed consolidated statements of operations.

The following table details changes in the restructuring accrual associated with the 2019 Strategic Shift (in thousands):

	One-time	Lease	Other
	Termination	Termination	Associated
	Benefits	Costs (1)	Costs (2)	Total
Balance at June 30, 2019	$—	$—	$—	$—
Charged to expense	1,239	13,532	31,840	46,611
Paid or otherwise settled	(1,239)	(13,532)	(30,914)	(45,685)
Balance at December 31, 2021	—	—	926	926
Charged to expense	—	2,023	5,548	7,571
Paid or otherwise settled	—	(2,023)	(5,639)	(7,662)
Balance at September 30, 2022	—	—	835	835
Charged to expense	—	4,074	1,478	5,552
Paid or otherwise settled	—	(4,074)	(1,444)	(5,518)
Balance at December 31, 2022	—	—	869	869
Charged to expense	—	—	3,073	3,073
Paid or otherwise settled	—	—	(2,858)	(2,858)
Balance at September 30, 2023	$—	$—	$1,084	$1,084
(1)	Lease termination costs exclude the $7.6 million, $0.9 million and $3.9 million of gains from the derecognition of the operating lease assets and liabilities relating to the terminated leases as part of the 2019 Strategic Shift for the 2.5 years ended December 31, 2021, for the nine months ended September 30, 2022, and for the three months ended December 31, 2022, respectively.
(2)	Other associated costs primarily represent labor, lease and other operating expenses incurred during the post-close wind-down period for the locations related to the 2019 Strategic Shift.

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

The activities under the Active Sports Restructuring are expected to be substantially completed by December 31, 2023. The total restructuring costs associated with the Active Sports Restructuring are estimated to be in the range of $5.2 million to $5.5 million. The breakdown of the estimated restructuring costs are as follows:

●	one-time employee termination benefits relating to the specialty retail store and distribution center closures of $0.2 million, all of which has been incurred through September 30, 2023;
●	incremental inventory reserve charges of $3.9 million, all of which has been incurred through September 30, 2023;
●	lease termination charges of $0.4 million, all of which has been incurred through September 30, 2023; and
●	other associated costs of $0.7 million to $1.0 million, of which $0.7 million has been incurred through September 30, 2023.

The incremental inventory reserve charges are based, in part, on the Company’s estimates of the discounting necessary to liquidate the Active Sports inventory. However, additional incremental inventory reserve charges may be recorded in future periods if discounting in excess of those estimates is necessary.

The following table details the costs incurred during the three and nine months ended September 30, 2023 and 2022 associated with the Active Sports Restructuring (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Active Sports Restructuring costs:
One-time termination benefits(1)	$—	$—	$193	$—
Incremental inventory reserve charges(1)	1,250	—	3,896	—
Lease termination costs (2)	375	—	375	—
Other associated costs(3)	299	—	719	—
Total Active Sports Restructuring costs	$1,924	$—	$5,183	$—

(1)	These costs were included in costs applicable to revenues – products, service and other in the condensed consolidated statements of operations.
(2)	These costs were included in lease termination charges in the condensed consolidated statements of operations. As there were no termination fees paid, this represents the non-cash loss associated with the derecognition of the related operating lease assets and liabilities.
(3)	Other associated costs primarily represent labor, lease and other operating expenses incurred during the post-close wind-down period for the Active Sports Restructuring for the periods presented and were included primarily in selling, general, and administrative expenses in the condensed consolidated statements of operations.

The following table details changes in the restructuring accrual associated with the Active Sports Restructuring (in thousands):

	One-time	Other
	Termination	Associated
	Benefits	Costs (1)	Total
Balance at March 31, 2023	$—	$—	$—
Charged to expense	193	719	912
Paid or otherwise settled	(193)	(719)	(912)
Balance at September 30, 2023	$—	$—	$—

(1)	Other associated costs primarily represent labor, lease and other operating expenses incurred during the post-close wind-down period for the specialty retail location and distribution centers related to the Active Sports Restructuring.

Long-Lived Asset Impairment

During the three months ended March 31, 2023, the Company recorded an impairment charge totaling $6.6 million related to the Active Sports Restructuring, of which $4.5 million related to intangible assets, and $2.1 million related to other long-lived asset categories.

During the three and nine months ended September 30, 2023 and the nine months ended September 30, 2022, the Company had indicators of impairment of the long-lived assets for certain locations based on the Company’s review of location performance in the normal course of business, which included the determination to close certain locations. Certain of these location closures are expected to occur during the three months ended December 31, 2023. As a result of updating certain assumptions in the long-lived asset impairment analysis for these locations, the Company determined that the fair value of certain long-lived assets were below their carrying value and were impaired.

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

The following table details long-lived asset impairment charges by type of long-lived asset and by restructuring activity, all of which relate to the RV and Outdoor Retail segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Long-lived asset impairment charges by type of long-lived asset:
Leasehold improvements	$1,117	$—	$1,857	$2,557
Operating lease right of use assets	631	887	1,107	887
Furniture and equipment	—	—	329	61
Software	—	—	1,362	—
Construction in progress and software in development	—	—	113	—
Intangible assets	—	—	4,501	—
Total long-lived asset impairment charges	$1,748	$887	$9,269	$3,505

Long-lived asset impairment charges by restructuring activity:
2019 Strategic Shift	$—	$—	$—	$887
Active Sports Restructuring	—	—	6,648	—
Unrelated to restructuring activities	1,748	887	2,621	2,618
Total long-lived asset impairment charges	$1,748	$887	$9,269	$3,505

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

As of September 30, 2023, two properties from the RV and Outdoor Retail segment, relating to a closed RV dealership and real estate, met the criteria to be classified as held for sale. Additionally, as of September 30, 2023, one of these properties had associated secured borrowings under the Company’s Real Estate Facilities (see Note 7 — Long-Term Debt for definition and further details), which will require payment of the associated balance upon sale of the property.

The following table presents the components of assets held for sale and liabilities related to assets held for sale at September 30, 2023, December 31, 2022, and September 30, 2022 (in thousands):

	September 30,	December 31,	September 30,
	2023	2022	2022
Assets held for sale:
Property and equipment, net	$4,635	$—	$—
	$4,635	$—	$—
Liabilities related to assets held for sale:
Current portion of long-term debt	$201	$—	$—
Long-term debt, net of current portion	3,821	—	—
	$4,022	$—	$—

6. Goodwill and Intangible Assets

Goodwill

The following table presents a summary of changes in the Company’s goodwill by segment for the nine months ended September 30, 2023 and 2022 (in thousands):

	Good Sam
	Services and	RV and
	Plans	Outdoor Retail	Consolidated
Balance at December 31, 2021 (excluding impairment charges)	$70,713	$654,758	$725,471
Accumulated impairment charges	(46,884)	(194,953)	(241,837)
Balance at December 31, 2021	23,829	459,805	483,634
Acquisitions	405	49,178	49,583
Balance at September 30, 2022	24,234	508,983	533,217
Acquisitions	—	89,206	89,206
Balance at December 31, 2022	24,234	598,189	622,423
Acquisitions	—	65,716	65,716
Balance at September 30, 2023	$24,234	$663,905	$688,139

Intangible Assets

Finite-lived intangible assets and related accumulated amortization consisted of the following at September 30, 2023, December 31, 2022 and September 30, 2022 (in thousands):

	September 30, 2023
	Cost or	Accumulated
	Fair Value	Amortization	Net
Good Sam Services and Plans:
Membership, customer lists and other	$9,640	(9,179)	$461
Trademarks and trade names	2,132	(202)	1,930
Websites	3,050	(1,009)	2,041
RV and Outdoor Retail:
Customer lists, domain names and other	5,618	(3,103)	2,515
Supplier lists	1,696	(1,018)	678
Trademarks and trade names	27,251	(20,941)	6,310
Websites	6,032	(5,523)	509
	$55,419	$(40,975)	$14,444

	December 31, 2022
	Cost or	Accumulated
	Fair Value	Amortization	Net
Good Sam Services and Plans:
Membership, customer lists and other	$9,640	$(8,971)	$669
Trademarks and trade names	2,132	(95)	2,037
Websites	3,050	(682)	2,368
RV and Outdoor Retail:
Customer lists and domain names	5,626	(2,880)	2,746
Supplier lists	1,696	(763)	933
Trademarks and trade names	29,564	(19,691)	9,873
Websites	7,519	(5,200)	2,319
	$59,227	$(38,282)	$20,945

	September 30, 2022
	Cost or	Accumulated
	Fair Value	Amortization	Net
Good Sam Services and Plans:
Membership, customer lists and other	$9,640	$(8,901)	$739
Trademarks and trade names	2,132	(59)	2,073
Websites	3,050	(573)	2,477
RV and Outdoor Retail:
Customer lists and domain names	5,626	(2,735)	2,891
Supplier lists	1,696	(678)	1,018
Trademarks and trade names	29,564	(19,335)	10,229
Websites	7,486	(5,094)	2,392
	$59,194	$(37,375)	$21,819

During the first quarter of 2022, the Company recorded $8.8 million of incremental accelerated amortization from the adjustment of the useful lives of certain trademark and trade name intangible assets relating to brands not traditionally associated with RVs that the Company phased out.

7. Long-Term Debt

Outstanding long-term debt consisted of the following (in thousands):

	September 30,	December 31,	September 30,
	2023	2022	2022
Term Loan Facility (1)	$1,348,882	$1,360,454	$1,359,230
Real Estate Facilities (2)	188,543	145,911	21,666
Other Long-Term Debt	8,327	3,280	3,311
Subtotal	1,545,752	1,509,645	1,384,207
Less: current portion	(23,257)	(25,229)	(15,827)
Total	$1,522,495	$1,484,416	$1,368,380

(1)	Net of $12.6 million, $14.2 million, and $15.2 million of original issue discount at September 30, 2023, December 31, 2022, and September 30, 2022, respectively, and $5.0 million, $5.8 million, and $6.1 million of finance costs at September 30, 2023, December 31, 2022, and September 30, 2022, respectively.
(2)	Net of $3.5 million, $3.4 million, and $0.2 million of finance costs at September 30, 2023, December 31, 2022, and September 30, 2022, respectively.

Senior Secured Credit Facilities

As of September 30, 2023, December 31, 2022, and September 30, 2022, CWGS Group, LLC (the “Borrower”), a wholly-owned subsidiary of CWGS, LLC, was party to a credit agreement (the “Credit Agreement”) for senior secured credit facilities (the “Senior Secured Credit Facilities”). The Senior Secured Credit Facilities consist of a $1.4 billion term loan facility (the “Term Loan Facility”) and a $65.0 million revolving credit facility (the “Revolving Credit Facility”). Under the Senior Secured Credit Facilities, the Company has the ability to request to increase the amount of term loans or revolving loans in an aggregate amount not to exceed the greater of (a) a “fixed” amount set at $725.0 million and (b) 100% of consolidated EBITDA for the most recent four consecutive fiscal quarters on a pro forma basis (as defined in the Credit Agreement). The lenders under the Senior Secured Credit Facilities are not under any obligation to provide commitments in respect of any such increase.

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

The following table details the outstanding amounts and available borrowings under the Senior Secured Credit Facilities as of (in thousands):

	September 30,	December 31,	September 30,
	2023	2022	2022
Senior Secured Credit Facilities:
Term Loan Facility:
Principal amount of borrowings	$1,400,000	$1,400,000	$1,400,000
Less: cumulative principal payments	(33,530)	(19,515)	(19,515)
Less: unamortized original issue discount	(12,596)	(14,224)	(15,177)
Less: unamortized finance costs	(4,992)	(5,807)	(6,078)
	1,348,882	1,360,454	1,359,230
Less: current portion	(14,015)	(14,015)	(14,015)
Long-term debt, net of current portion	$1,334,867	$1,346,439	$1,345,215
Revolving Credit Facility:
Total commitment	$65,000	$65,000	$65,000
Less: outstanding letters of credit	(4,930)	(4,930)	(4,930)
Less: total net leverage ratio borrowing limitation	(37,320)	—	—
Additional borrowing capacity	$22,750	$60,070	$60,070

As of September 30, 2023, December 31, 2022, and September 30, 2022, the average interest rate on the Term Loan Facility was 7.95%, 6.80%, and 5.34%, respectively, and the effective interest rate was 8.19%, 7.03%, and 5.32%, respectively.

The Senior Secured Credit Facilities are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by each of the Company’s existing and future domestic restricted subsidiaries with the exception of FreedomRoads Intermediate Holdco, LLC, the direct parent of FR, and FR, and its subsidiaries. The Credit Agreement contains certain restrictive covenants pertaining to, but not limited to, mergers, changes in the nature of the business, acquisitions, additional indebtedness, sales of assets, investments, and the payment of dividends subject to certain limitations and minimum operating covenants. Additionally, management has determined that the Senior Secured Credit Facilities include subjective acceleration clauses, which could impact debt classification. Management believes that no events have occurred at September 30, 2023 that would trigger a subjective acceleration clause.

The Credit Agreement requires the Borrower and its subsidiaries to comply on a quarterly basis with a maximum Total Net Leverage Ratio (as defined in the Credit Agreement), which covenant is in effect only if, as of the end of each calendar quarter, the aggregate amount of borrowings under the revolving credit facility (including swingline loans), letters of credit and unreimbursed letter of credit disbursements outstanding at such time is greater than 35% of the total commitment on the Revolving Credit Facility (excluding (i) up to $15.0 million attributable to any outstanding undrawn letters of credit and (ii) any cash collateralized or backstopped letters of credit), as defined in the Credit Agreement. As of September 30, 2023, the Company was not subject to this covenant as borrowings under the Revolving Credit Facility did not exceed the 35% threshold, however the Company’s borrowing capacity was reduced by $37.3 million in light of this covenant. The Company was in compliance with all applicable debt covenants at September 30, 2023, December 31, 2022, and September 30, 2022.

Real Estate Facilities

On October 27, 2022, subsidiaries of FRHP Lincolnshire, LLC (“FRHP”), an indirect wholly-owned subsidiary of CWGS, LLC, entered into a credit agreement with a syndication of banks for a real estate credit facility (the “M&T Real Estate Facility”) with aggregate maximum principal capacity of $250.0 million with an option that allows FRHP to request an additional $100.0 million of principal capacity. The lenders under the M&T Real Estate Facility are not under any obligation to provide commitments in respect of any such increase. The M&T Real Estate Facility bears interest at FRHP’s option of either (as defined in the credit agreement for the M&T Real Estate Facility): (a) the Secured Overnight Financing Rate (“SOFR”) plus the applicable rate of 2.30% or (b) the highest of (i) the Federal Funds Rate plus 1.80%, (ii) the Prime Rate plus 1.30%, or (iii) SOFR plus 2.30%. The M&T Real Estate Facility has an unused commitment fee of 0.20% of the aggregate unused principal amount and it matures in October 2027. Additionally, the M&T Real Estate Facility is subject to a debt service coverage ratio covenant (as defined in the credit agreement for the M&T Real Estate Facility). All obligations under the M&T Real Estate Facility and the guarantees of those obligations are secured, subject to certain exceptions, by the mortgaged real property assets. During the nine months ended September 30, 2023, FRHP borrowed an additional $59.2 million under the M&T Real Estate Facility.

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

In June 2023, the Real Estate Borrower sold one of the CIBC Real Estate Facility Properties located in Franklin, Kentucky, which was secured by the Second CIBC Real Estate Facility. As part of the settlement of the property sale, the outstanding balance of the Second CIBC Real Estate Facility of $7.4 million was repaid by the Real Estate Borrower. The First CIBC Real Estate Facility was amended in October 2023 to extend the maturity date from October 2023 to October 2028. The Third CIBC Real Estate Facility matures in December 2026.

The following table shows a summary of the outstanding balances, remaining available borrowings, and weighted average interest rate under the M&T Real Estate Facility and the CIBC Real Estate Facilities (collectively the “Real Estate Facilities”) at September 30, 2023:

	As of September 30, 2023
	Principal		Remaining		Wtd. Average
(In thousands)	Outstanding(1)		Available(2)		Interest Rate
Real Estate Facilities
M&T Real Estate Facility	$179,662	(4)	$68,394	(3)	7.62%
First CIBC Real Estate Facility	3,725		—		8.17%
Third CIBC Real Estate Facility	9,178		—		7.92%
Less: Amount reclassified to liabilities related to assets held for sale	(4,022)		—
	$188,543		$68,394
(1)	Outstanding principal amounts are net of unamortized finance costs.
(2)	Amounts cannot be reborrowed.
(3)	Additional borrowings on the M&T Real Estate Facility are subject to a debt service coverage ratio covenant and to the property collateral requirements under the M&T Real Estate Facility.
(4)	$4.0 million of this amount is classified as liabilities related to assets held for sale (see Note 5 ― Assets Held for Sale).

Management has determined that the credit agreements governing the Real Estate Facilities include subjective acceleration clauses, which could impact debt classification. Management believes that no events have occurred at September 30, 2023 that would trigger a subjective acceleration clause. Additionally, the Real Estate Facilities are subject to certain cross default provisions, a debt service coverage ratio, and other customary covenants. The Company was in compliance with all debt covenants at September 30, 2023, December 31, 2022, and September 30, 2022.

Other Long-Term Debt

In December 2021, FRHP assumed a mortgage as part of a real estate purchase. This mortgage is secured by the acquired property, is guaranteed by CWGS Group, LLC, a wholly-owned subsidiary of CWGS, LLC and matures in December 2026. In June 2023, FRHP assumed a promissory note as part of a real estate purchase. This note is secured by the acquired property and matures in April 2041. As of September 30, 2023, the outstanding principal balance of these debt instruments was $8.3 million with a weighted average interest rate of 4.27%.

8. Lease Obligations

The following table presents certain information related to the costs for leases where the Company is the lessee (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease cost	$29,639	$27,824	$88,220	$84,401
Finance lease cost:
Amortization of finance lease assets	1,987	3,165	1,242	8,830
Interest on finance lease liabilities	1,543	1,441	4,482	3,580
Short-term lease cost	475	392	1,539	1,410
Variable lease cost	4,941	5,878	17,358	17,674
Sublease income	(782)	(432)	(2,114)	(1,131)
Net lease costs	$37,803	$38,268	$110,727	$114,764

As of September 30, 2023, December 31, 2022, and September 30, 2022, finance lease assets of $90.8 million, $88.1 million, and $91.2 million, respectively, were included in property and equipment, net in the accompanying condensed consolidated balance sheets.

The following table presents supplemental cash flow information related to leases (in thousands):

	Nine Months Ended September 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$87,604	$85,175
Operating cash flows for finance leases	4,478	3,508
Financing cash flows for finance leases	4,160	4,541
Lease assets obtained in exchange for lease liabilities:
New, remeasured and terminated operating leases	40,598	14,433
New, remeasured and terminated finance leases	8,959	24,440

Sale-Leaseback Arrangement Recorded as Financing Transaction

On February 8, 2022, FRHP sold three properties for a total sale price of $28.0 million. Concurrent with the sale of these properties, the Company entered into three separate twenty-year lease agreements, whereby the Company agreed to lease back the properties from the acquiring company. Under each lease agreement, FR has four consecutive options to extend the lease term for additional periods of five years for each option. This transaction is accounted for as a financing transaction. The Company recorded a liability for the amount received, will continue to depreciate the non-land portion of the assets, and has imputed an interest rate so that the net carrying amount of the financial liability and remaining non-land assets will be zero at the end of the initial lease terms. The financial liability is included in other long-term liabilities in the condensed consolidated balance sheets.

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

	Fair Value	September 30, 2023		December 31, 2022		September 30, 2022
($ in thousands)	Measurement	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Term Loan Facility	Level 2	$1,348,882	$1,380,135	$1,360,454	$1,394,290	$1,359,230	$1,394,290
Floor Plan Facility Revolving Line of Credit	Level 2	20,885	20,999	20,885	19,823	20,885	18,191
Real Estate Facilities(1)	Level 2	192,565	195,585	145,911	145,664	21,666	20,153
Other Long-Term Debt	Level 2	8,327	6,700	3,280	2,944	3,311	2,926

(1)	The carrying value of Real Estate Facilities at September 30, 2023 includes the $4.0 million reported as liabilities related to assets held for sale in the condensed consolidated balance sheet.

10. Commitments and Contingencies

Litigation

Weissmann Complaint

On June 22, 2021, FreedomRoads Holding Company, LLC (“FR Holdco”), an indirect wholly-owned subsidiary of CWGS, LLC, filed a one-count complaint captioned FreedomRoads Holding Company, LLC v. Steve Weissmann in the Circuit Court of Cook County, Illinois against Steve Weissmann (“Weissmann”) for breach of contractual obligation under note guarantee (the “Note”) (the “Weissmann Complaint”). On October 8, 2021, Weissmann brought a counterclaim against FR Holdco and third-party defendants Marcus Lemonis, NBCUniversal Media, LLC, the Consumer National Broadcasting Company, Camping World, Inc. (“CW”), and Machete Productions (“Machete”) (the “Weissmann Counterclaim”), in which he alleges claims in connection with the Note and his appearance on the reality television show The Profit. Weissmann alleges the following causes of action against FR Holdco and all third-party defendants, including CW: (i) fraud; (ii) fraud in the inducement; (iii) fraudulent concealment; (iv) breach of fiduciary duty; (v) defamation; (vi) defamation per se; (vii) false light; (viii) intentional infliction of emotional distress; (ix) negligence; (x) unjust enrichment; and (xi) RICO § 1962. Weissmann seeks costs and damages in an amount to be proven at trial but no less than the amount in the Note (approximately $2.5 million); in connection with his RICO claim, Weissmann asserts he is entitled to damages in the amount of three times the Note. On February 18, 2022, NBCUniversal, CNBC, and Machete filed a motion to compel arbitration (the “NBC Arbitration Motion”). On May 5, 2022, an agreed order was filed staying the litigation in favor of arbitration. On May 31, 2022, FR Holdco filed an arbitration demand against Weissmann for collection on the Note. Weissmann filed his response and counterclaims, and third-party claims against FR Holdco, CW, Marcus Lemonis, NBCUniversal, and Machete on July 7, 2022. On or about July 21, 2022, FR Holdco and the other respondents filed their responses and affirmative defenses. The arbitration hearing is scheduled to begin March 11, 2024.

Tumbleweed Complaint

On November 10, 2021, Tumbleweed Tiny House Company, Inc. (“Tumbleweed”) filed a complaint against FR Holdco, CW, Marcus Lemonis, NBCUniversal Media, LLC, and Machete Productions in which Tumbleweed alleges claims in connection with the Note and its appearance on the reality television show The

Profit (the “Tumbleweed Complaint”), seeking primarily monetary damages. Tumbleweed alleges the following claims against the defendants, including FR Holdco and CW: (i) fraud; (ii) false promise; (iii) breach of fiduciary duty (and aiding and abetting the same); (iv) breach of contract; (v) breach of oral contract; (vi) tortious interference with prospective economic advantage; (vii) fraud in the inducement; (viii) negligent misrepresentation; (ix) fraudulent concealment; (x) conspiracy; (xi) unlawful business practices; (xii) defamation; and (xiii) declaratory judgment. On April 21, 2022, the Court granted a motion to compel arbitration filed by NBCUniversal and joined by all defendants, including FR Holdco, CW, and Marcus Lemonis, compelling Tumbleweed’s claims to arbitration. Tumbleweed served its arbitration demand on FR Holdco, CW, and Marcus Lemonis on May 17, 2022. FR Holdco, CW, and Marcus Lemonis filed responses and affirmative defenses on May 31, 2022. On July 20, 2022, pursuant to the JAMS streamlined arbitration rules, the Tumbleweed Complaint was consolidated together with the Weissmann Complaint. The parties have exchanged discovery. The arbitration hearing is scheduled to begin March 11, 2024.

Precise Complaint

On May 3, 2022, Lynn E. Feldman, Esquire, in her capacity as the Chapter 7 Trustee (the “Trustee”) for the Estate of Precise Graphix, LLC (the “Precise Estate”) filed a complaint against NBCUniversal Media, LLC, Machete Corporation, and CW in which the Trustee alleges claims on behalf of the Precise Estate in connection with its appearance on The Profit and subsequent commercial relationship with CW (the “Precise Complaint”), seeking primarily monetary damages from CW. The Trustee alleges the following claims against defendants, including CW: (i) fraud; (ii) false promise; (iii) breach of fiduciary duty; (iv) breach of contract; (v) breach of oral contract; (vi) fraud in the inducement; (vii) negligent misrepresentation; (viii) fraudulent concealment; (ix) conspiracy; (x) unlawful business practices in violation of California Business and Professions Code §17200; (xi) aiding and abetting; (xii) breach of fiduciary duty; and (xiii) declaratory judgment. The Trustee did not serve the Precise Complaint on CW. On July 3, 2022, the Precise Estate filed its arbitration demand against CW, NBCUniversal, and Machete alleging substantially similar claims as the Precise Complaint. On April 4, 2023, the Precise Estate’s arbitration demand was tried before a single arbitrator pursuant to the JAMS streamlined arbitration rules in a confidential arbitration hearing. On May 31, 2023, the Arbitration was concluded and an award was entered by the Arbitrator against the Precise Estate in the amount of $7.1 million (the “Final Award”), of which CW would be entitled to $3.7 million. On June 13, 2023, the Trustee filed a notice of appeal of the Final Award with JAMS. On June 29, 2023, CW advanced the Trustee’s portion of the fee required by JAMS to advance the appeal. On July 5, 2023, CW filed an application in the United States Bankruptcy Court for the Eastern District of Pennsylvania (the “USBC”) seeking an order, inter alia, allowing the JAMS fee as an administrative expense of the Precise Estate. On July 14, 2023, the Trustee and respondents, including CW, filed a stipulation and agreed order (the “Stipulation”) as follows: (1) upon approval and entry of the Stipulation, CW’s claim for $3,500 shall be allowed and reimbursed; (2) the Trustee will notify JAMS that she is irrevocably withdrawing and ending her pending appeal of the Final Award; and (3) the Trustee will not dispute the amount of the Final Award. On July 17, 2023, the USBC entered the Stipulation as an order, which became final upon the expiration of the ten (10) day appeal period. Precise withdrew its appeal and on August 14, 2023 JAMS closed the arbitration. On September 25, 2023, the Superior Court of the State of California, upon motion by defendants, confirmed the arbitration award. On October 6, 2023, defendants filed an application in the matter of In re: Precise Graphix, LLC, pending in the United States Bankruptcy Court for the Eastern District of Pennsylvania seeking to have the fee award deemed an administrative expense in the Precise Estate. Hearing on the application is set for November 9, 2023.

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

Financial Assurances

In the normal course of business, the Company obtains standby letters of credit and surety bonds from financial institutions and other third parties. These instruments guarantee the Company’s future performance and provide third parties with financial and performance assurance in the event that the Company does not perform. These instruments support a wide variety of the Company’s business activities. As of September 30, 2023, December 31, 2022, and September 30, 2022, outstanding standby letters of credit issued through our Floor Plan Facility were $11.3 million, $11.4 million, and $11.4 million, respectively, and outstanding standby letters of credit issued through the Senior Secured Credit Facilities were $4.9 million, $4.9 million, and $4.9 million, respectively (see Note 3 — Inventories and Floor Plan Payables and Note 7 — Long-Term Debt). As of September 30, 2023, December 31, 2022, and September 30, 2022, outstanding surety bonds were $24.6 million, $22.0 million, and $20.7 million, respectively. The underlying liabilities to which these instruments relate are reflected on the Company’s condensed consolidated balance sheets, where applicable. Therefore, no additional liability is reflected for the letters of credit and surety bonds themselves.

11. Statement of Cash Flows

Supplemental disclosures of cash flow information for the following periods (in thousands) were as follows:

	Nine Months Ended September 30,
	2023	2022
Cash paid during the period for:
Interest	$159,191	$69,007
Income taxes	3,040	40,925
Non-cash investing and financing activities:
Vehicles transferred to property and equipment from inventory	378	945
Capital expenditures in accounts payable and accrued liabilities	13,637	12,834
Purchase of real property through assumption of other long-term debt	5,185	—
Note receivable exchanged for amounts owed by other investment	2,153	—
Par value of Class A common stock issued for redemption of common units in CWGS, LLC	20	1
Cost of treasury stock issued for vested restricted stock units	16,759	26,165

12. Acquisitions

During the nine months ended September 30, 2023 and 2022, subsidiaries of the Company acquired the assets of multiple RV dealerships, as well as an outdoor publication during the nine months ended September 30, 2022, that constituted businesses under GAAP. The Company used cash and borrowings under its Floor Plan Facility to complete the acquisitions. The Company considers acquisitions of independent dealerships to be a fast and capital efficient alternative to opening new RV dealership locations to expand its business and grow its customer base. Additionally, the Company considered the 2022 acquisition of the outdoor publication as a furtherance of its strategy to target a younger demographic of RV enthusiasts. The acquired businesses were recorded at their estimated fair values under the acquisition method of accounting. The balance of the purchase prices in excess of the fair values of net assets acquired were recorded as goodwill.

During the nine months ended September 30, 2023, the RV and Outdoor Retail segment acquired the assets of various RV dealerships comprised of 15 locations for an aggregate purchase price of approximately $150.5 million, of which three RV dealerships had not opened by September 30, 2023. Separate from these acquisitions, during the nine months ended September 30, 2023, the Company purchased real property for an aggregate purchase price of $69.5 million, of which $5.2 million was paid through the assumption of the related promissory note (see Note 7 — Long-Term Debt — Other Long-Term Debt).

During the nine months ended September 30, 2022, the RV and Outdoor Retail segment acquired the assets of various RV dealerships comprised of five locations for an aggregate purchase price of approximately $79.8 million. Also, during the nine months ended September 30, 2022, the Good Sam Services and Plans segment acquired the assets of the outdoor publication for $3.4 million. Separate from these acquisitions, during the nine months ended September 30, 2022, the Company purchased real property for an aggregate purchase price of $41.7 million.

The estimated fair values of the assets acquired and liabilities assumed for the acquisitions discussed above consist of the following, net of insignificant measurement period adjustments relating to acquisitions from the respective previous year:

	Nine Months Ended September 30,
($ in thousands)	2023	2022
Tangible assets (liabilities) acquired (assumed):
Accounts receivable, net	$—	$(68)
Inventories, net	83,939	30,828
Prepaid expenses and other assets	163	48
Property and equipment, net	1,147	206
Operating lease assets	916	739
Customer deposits	—	(77)
Accrued liabilities	(6)	75
Current portion of operating lease liabilities	(208)	(235)
Other current liabilities	(484)	—
Operating lease liabilities, net of current portion	(708)	(504)
Total tangible net assets acquired	84,759	31,012
Total intangible assets acquired	—	2,632
Goodwill	65,716	49,583
Cash paid for acquisitions, net of cash acquired	150,475	83,227
Inventory purchases financed via floor plan	(70,568)	(19,971)
Cash payment net of floor plan financing	$79,907	$63,256

For the nine months ended September 30, 2023, the fair values above include measurement period adjustments for valuation of acquired inventories relating to dealership acquisitions during the year ended December 31, 2022. The measurement period relating to dealership acquisitions is typically open for twelve months from the acquisition date, primarily for refining the estimate of the fair value of acquired vehicle inventories.

The primary items that generated the goodwill are the value of the expected synergies between the acquired businesses and the Company and the acquired assembled workforce, neither of which qualify for recognition as a separately identified intangible asset. For the nine months ended September 30, 2023 and 2022, acquired goodwill of $65.7 million and $49.6 million, respectively, was expected to be deductible for tax purposes. For the nine months ended September 30, 2022, the Good Sam Services and Plans segment acquisition of the outdoor publication resulted in the recognition of intangible assets for trademarks and trade names of $2.1 million and other intangible assets of $0.5 million with estimated useful lives of 15 years and 3 years, respectively.

Included in the condensed consolidated financial statements for the nine months ended September 30, 2023 and 2022 were revenue of $60.5 million and $39.4 million, respectively, and pre-tax loss of $2.4 million and pre-tax income of $1.4 million, respectively, from the acquired dealerships from the applicable acquisition dates. Pro forma information on these acquisitions has not been included, because the Company has deemed them to not be individually or cumulatively material.

In October 2023, the Company announced its intent to acquire the assets of a consortium of twelve RV dealerships. The reasons for this acquisition and the primary items generating the goodwill are consistent with the previous RV dealership acquisitions discussed above.  The Company anticipates that the acquisition will close by December 31, 2023.

13. Income Taxes

CWH is organized as a Subchapter C corporation and, as of September 30, 2023, is a 52.8% owner of CWGS, LLC (see Note 16 — Non-Controlling Interests). CWGS, LLC is organized as a limited liability company and treated as a partnership for U.S. federal and most applicable state and local income tax purposes and as such, is generally not subject to any U.S. federal entity-level income taxes. However, certain CWGS, LLC subsidiaries, including Americas Road and Travel Club, Inc. and FreedomRoads RV, Inc. and their wholly-owned subsidiaries, are subject to entity-level taxes as they are Subchapter C corporations (“C-Corps”).

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

During the nine months ended September 30, 2023, the Company recorded income tax benefit of $0.7 million related to the LLC Conversion. Additionally, the Company recorded an income tax benefit of $4.3 million related to an entity classification election for an entity included in the LLC Conversion filed in the third quarter of 2023. The election is effective as of the date of the LLC Conversion.

Effective Income Tax Rate

For the nine months ended September 30, 2023, the Company's effective income tax rate was 14.9%, which differed from the federal statutory rate of 21.0% primarily due to state taxes, a portion of the Company’s earnings being attributable to non-controlling interests in limited liability companies, which are not subject to entity level taxes, and the benefit for certain entity classification elections described above.

For the nine months ended September 30, 2022, the Company's effective income tax rate was 15.7%, which differed from the federal statutory rate of 21.0% primarily due to a portion of the Company’s earnings being attributable to non-controlling interests in limited liability companies, which are not subject to entity level taxes, net of income tax benefits of $0.8 million related to current state combined unitary losses. Additionally, for the nine months ended September 30, 2022, the Company reduced its deferred tax asset by $9.4 million relating to CWH’s investment in CWGS, LLC for the change in ownership of CWGS, LLC from the treasury stock repurchase of 2.6 million shares of Class A common stock (see Note 15 — Stockholders’ Equity). These treasury stock repurchases result in a commensurate reduction in common units in CWGS, LLC held by CWH.

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

During the nine months ended September 30, 2022, the Tax Receivable Agreement liability and the related Deferred Tax Assets for the Tax Receivable Agreement liability and the investment in CWGS, LLC increased $0.4 million and $0.5 million, respectively, as a result of a Continuing Equity Owner’s redemption of 50,000 common units in CWGS, LLC for 50,000 shares of the Company’s Class A common stock and were recorded to additional paid-in capital (see the condensed consolidated statements of stockholders’ equity). Payments pursuant to the Tax Receivable Agreement relating to this redemption began during the year ending December 31, 2023.

14. Related Party Transactions

Transactions with Directors, Equity Holders and Executive Officers

FreedomRoads leases various RV dealership locations from managers and officers. During the nine months ended September 30, 2023 and 2022, the related party lease expense for these locations was $3.2 million and $1.9 million, respectively, which were included in selling, general, and administrative expenses in the condensed consolidated statements of operations.

In January 2012, FreedomRoads entered into a lease for the offices in Lincolnshire, Illinois, which was amended in March 2013, November 2019, October 2020, and October 2021 (the “Lincolnshire Lease”). For the three months ended September 30, 2023 and 2022, rental payments for the Lincolnshire Lease, including common area maintenance charges, were each $0.2 million. For the nine months ended September 30, 2023 and 2022, rental payments for the Lincolnshire Lease, including common area maintenance charges, were each $0.7 million. These rental payments were included in selling, general, and administrative expenses in the condensed consolidated statements of operations. The Company’s Chairman and Chief Executive Officer has personally guaranteed the Lincolnshire Lease.

Other Transactions

The Company paid Kaplan, Strangis and Kaplan, P.A., of which Andris A. Baltins is a member, and a member of the Company’s Board of Directors, $0.2 million during the nine months ended September 30, 2022 for legal services, which were included in selling, general, and administrative expenses in the condensed consolidated statements of operations.

15. Stockholders’ Equity

Stock Repurchase Program

During the nine months ended September 30, 2023 and three months ended September 30, 2022, the Company did not repurchase Class A common stock under the stock repurchase program. During the nine months ended September 30, 2022, the Company repurchased 2,592,524 shares of Class A common stock under this program for approximately $79.8 million, including commissions paid, at a weighted average price per share of $30.76, which was recorded as treasury stock on the condensed consolidated balance sheets. Class A common stock held as treasury stock is not considered outstanding. During the nine months ended September 30, 2023 and 2022, the Company reissued 339,230 and 540,646 shares of Class A common stock from treasury stock, respectively, to settle the exercises of stock options and vesting of restricted stock units.

Repurchases under the stock repurchase program are subject to any applicable limitations on the availability of funds to be distributed to the Company by CWGS, LLC to fund repurchases and may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases to be determined at the Company’s discretion, depending on market conditions and corporate needs. Open market repurchases will be structured to occur in accordance with applicable federal securities laws, including within the pricing and volume requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The Company may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of its shares under this authorization. This program does not obligate the Company to acquire any particular amount of Class A common stock and the program may be extended, modified, suspended or discontinued at any time at the Board’s discretion. The Company expects to fund the repurchases using cash on hand. As of September 30, 2023, the remaining approved amount for repurchases of Class A common stock under the share repurchase program was approximately $120.2 million and the program expires on December 31, 2025.

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

The following table summarizes the CWGS, LLC common unit ownership by CWH and the Continuing Equity Owners:

	As of September 30, 2023		As of December 31, 2022		As of September 30, 2022
	Common Units	Ownership %	Common Units	Ownership %	Common Units	Ownership %
CWH	44,780,170	52.8%	42,440,940	50.2%	42,129,078	50.1%
Continuing Equity Owners	40,044,536	47.2%	42,044,536	49.8%	42,044,536	49.9%
Total	84,824,706	100.0%	84,485,476	100.0%	84,173,614	100.0%

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

The following table summarizes the effects of changes in ownership in CWGS, LLC on the Company’s equity:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Net income attributable to Camping World Holdings, Inc.	$15,961	$41,126	$47,833	$170,167
Transfers to non-controlling interests:
Decrease in additional paid-in capital as a result of the purchase of common units from CWGS, LLC with proceeds from the exercise of stock options	(46)	(20)	(133)	(149)
Decrease in additional paid-in capital as a result of the vesting of restricted stock units	(11,313)	(14,713)	(14,382)	(22,342)
Increase in additional paid-in capital as a result of repurchases of Class A common stock for withholding taxes on vested RSUs	1,089	829	1,304	1,120
Increase in additional paid-in capital as a result of repurchases of Class A common stock for treasury stock	—	—	—	28,398
Increase in additional paid-in capital as a result of the redemption of common units of CWGS, LLC	—	—	9,673	416
Change from net income attributable to Camping World Holdings, Inc. and transfers to non-controlling interests	$5,691	$27,222	$44,295	$177,610

17. Equity-Based Compensation Plans

The following table summarizes the equity-based compensation that has been included in the following line items within the condensed consolidated statements of operations during:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Equity-based compensation expense:
Costs applicable to revenue	$142	$196	$496	$559
Selling, general, and administrative	5,324	6,596	17,820	26,875
Total equity-based compensation expense	$5,466	$6,792	$18,316	$27,434

The following table summarizes stock option activity for the nine months ended September 30, 2023:

Stock Options
(in thousands)
Outstanding at December 31, 2022	238
Exercised	(15)
Forfeited	(20)
Outstanding and exercisable at September 30, 2023	203

The following table summarizes restricted stock unit (“RSU”) activity for the nine months ended September 30, 2023:

Restricted
Stock Units
(in thousands)
Outstanding at December 31, 2022	2,549
Granted	461
Vested	(478)
Forfeited	(321)
Outstanding at September 30, 2023	2,211

During the nine months ended September 30, 2023, the Company granted 429,338 RSUs to employees with an aggregate grant date fair value of $8.5 million and weighted-average grant date fair value of $19.73 per RSU, which will be recognized, net of forfeitures, over a vesting period of five years. In accordance with the Company’s non-employee director compensation policy, five members of the Company’s Board of Directors each received grants of 6,240 RSUs on the date of the Company’s annual stockholders’ meeting in May 2023 with a grant date fair value of $24.04 per RSU, which will be recognized, net of forfeitures, over a vesting period of one year.

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

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands except per share amounts)	2023	2022	2023	2022
Numerator:
Net income	$30,893	$102,948	$100,519	$408,232
Less: net income attributable to non-controlling interests	(14,932)	(61,822)	(52,686)	(238,065)
Net income attributable to Camping World Holdings, Inc. — basic	$15,961	$41,126	47,833	170,167
Add: reallocation of net income attributable to non-controlling interests from the assumed dilutive effect of stock options and RSUs	—	281	—	1,019
Add: reallocation of net income attributable to non-controlling interests from the assumed redemption of common units of CWGS, LLC for Class A common stock	11,468	—	40,037	—
Net income attributable to Camping World Holdings, Inc. — diluted	$27,429	$41,407	$87,870	$171,186
Denominator:
Weighted-average shares of Class A common stock outstanding — basic	44,666	41,985	44,538	42,419
Dilutive options to purchase Class A common stock	35	53	26	62
Dilutive restricted stock units	434	467	308	466
Dilutive common units of CWGS, LLC that are convertible into Class A common stock	40,045	—	40,045	—
Weighted-average shares of Class A common stock outstanding — diluted	85,180	42,505	84,917	42,947

Earnings per share of Class A common stock — basic	$0.36	$0.98	$1.07	$4.01
Earnings per share of Class A common stock — diluted	$0.32	$0.97	$1.03	$3.99

Weighted-average anti-dilutive securities excluded from the computation of diluted earnings per share of Class A common stock:
Restricted stock units	852	1,396	1,353	2,094
Common units of CWGS, LLC that are convertible into Class A common stock	—	42,045	—	42,045

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

19. Segments Information

Reportable segment revenue; segment income; floor plan interest expense; depreciation and amortization; other interest expense, net; and total assets are as follows:

	Three Months Ended September 30, 2023				Three Months Ended September 30, 2022
	Good Sam	RV and			Good Sam	RV and
	Services	Outdoor	Intersegment		Services	Outdoor	Intersegment
($ in thousands)	and Plans	Retail	Eliminations	Total	and Plans	Retail	Eliminations	Total
Revenue:
Good Sam services and plans	$50,022	$—	$(133)	$49,889	$50,413	$—	$(61)	$50,352
New vehicles	—	680,497	(1,290)	679,207	—	835,596	(1,484)	834,112
Used vehicles	—	591,494	(1,267)	590,227	—	527,078	(1,090)	525,988
Products, service and other	—	235,764	(155)	235,609	—	269,177	(237)	268,940
Finance and insurance, net	—	164,573	(943)	163,630	—	169,825	(4,689)	165,136
Good Sam Club	—	11,051	—	11,051	—	11,154	—	11,154
Total consolidated revenue	$50,022	$1,683,379	$(3,788)	$1,729,613	$50,413	$1,812,830	$(7,561)	$1,855,682

	Nine Months Ended September 30, 2023				Nine Months Ended September 30, 2022
	Good Sam	RV and			Good Sam	RV and
	Services	Outdoor	Intersegment		Services	Outdoor	Intersegment
($ in thousands)	and Plans	Retail	Eliminations	Total	and Plans	Retail	Eliminations	Total
Revenue:
Good Sam services and plans	$148,117	$—	$(823)	$147,294	$144,914	$—	$(410)	$144,504
New vehicles	—	2,130,930	(4,068)	2,126,862	—	2,751,391	(5,068)	2,746,323
Used vehicles	—	1,661,472	(3,537)	1,657,935	—	1,488,078	(3,100)	1,484,978
Products, service and other	—	691,557	(527)	691,030	—	762,724	(810)	761,914
Finance and insurance, net	—	462,899	(2,563)	460,336	—	528,798	(14,877)	513,921
Good Sam Club	—	33,757	—	33,757	—	35,070	—	35,070
Total consolidated revenue	$148,117	$4,980,615	$(11,518)	$5,117,214	$144,914	$5,566,061	$(24,265)	$5,686,710

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Segment income:(1)
Good Sam Services and Plans	$32,684	$23,946	$83,143	$67,242
RV and Outdoor Retail	56,543	143,098	195,283	538,082
Total segment income	89,227	167,044	278,426	605,324
Corporate & other	(3,498)	(2,789)	(11,060)	(9,681)
Depreciation and amortization	(17,619)	(18,207)	(49,462)	(61,369)
Other interest expense, net	(35,242)	(20,526)	(99,873)	(49,762)
Tax Receivable Agreement liability adjustment	1,680	—	1,680	—
Other income (expense), net	24	(177)	(1,659)	(472)
Income before income taxes	$34,572	$125,345	$118,052	$484,040

(1)	Segment income is defined as income from operations before depreciation and amortization plus floor plan interest expense.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Depreciation and amortization:
Good Sam Services and Plans	$735	$979	$2,461	$2,478
RV and Outdoor Retail	16,884	17,228	47,001	58,891
Total depreciation and amortization	$17,619	$18,207	$49,462	$61,369

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Other interest expense, net:
Good Sam Services and Plans	$(68)	$22	$(177)	$24
RV and Outdoor Retail	7,178	3,865	19,960	9,791
Subtotal	7,110	3,887	19,783	9,815
Corporate & other	28,132	16,639	80,090	39,947
Total other interest expense, net	$35,242	$20,526	$99,873	$49,762

	September 30,	December 31,	September 30,
($ in thousands)	2023	2022	2022
Assets:
Good Sam Services and Plans	$91,887	$130,841	$93,539
RV and Outdoor Retail	4,383,561	4,448,354	4,150,947
Subtotal	4,475,448	4,579,195	4,244,486
Corporate & other	181,811	220,952	266,900
Total assets	$4,657,259	$4,800,147	$4,511,386

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

For purposes of this Form 10-Q, we define an "Active Customer" as a customer who has transacted with us in any of the eight most recently completed fiscal quarters prior to the date of measurement. Unless otherwise indicated, the date of measurement is September 30, 2023, our most recently completed fiscal quarter.

Overview

Camping World Holdings, Inc. (together with its subsidiaries) is America’s largest retailer of recreational RVs and related products and services. Our vision is to build a long-term legacy business that makes RVing fun and easy, and our Camping World and Good Sam brands have been serving RV consumers since 1966. We strive to build long-term value for our customers, employees, and stockholders by combining a unique and comprehensive assortment of RV products and services with a national network of RV dealerships, service centers and customer support centers along with the industry’s most extensive online presence and a highly-trained and knowledgeable team of associates serving our customers, the RV lifestyle, and the communities in which we operate. We also believe that our Good Sam organization and family of programs and services uniquely enables us to connect with our customers as stewards of the RV lifestyle. On September 30, 2023, we operated a total of 209 locations which sell and/or service RVs. See Note 1 – Summary of Significant Accounting Policies to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

A summary of the changes in quantities and types of retail stores and changes in same stores from September 30, 2022 to September 30, 2023, are in the table below:

	RV	RV Service &	Other		Same
	Dealerships	Retail Centers	Retail Stores	Total	Store(1)
Number of store locations as of September 30, 2022	184	8	1	193	168
Opened (2)	20	2	—	22	—
Converted	2	(2)	—	—	(2)
Closed	(1)	(4)	(1)	(6)	(6)
Achieved designation of same store (1)	—	—	—	—	15
Number of store locations as of September 30, 2023	205	4	—	209	175

(1)	Our same store revenue and units calculations for a given period include only those stores that were open both at the end of the corresponding period and at the beginning of the preceding fiscal year.
(2)	Three recently acquired RV dealerships had not opened as of September 30, 2023 (See Note 12 – Acquisitions to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q).

Industry Trends

According to the RV Industry Association’s survey of manufacturers, which almost entirely focuses on North America, wholesale shipments of new RVs for 2022 were 493,268 units, 17.8% less than in 2021, the all-time record year for shipments, but was still the third best year on record. Wholesale shipments of new RVs for the first nine months of 2023 were 42.8% less than the first nine months of 2022, primarily due to reduced shipments of towable vehicles.

Thor Industries, our largest supplier of RVs, disclosed in its Form 10-K for the fiscal year ended July 31, 2023 as filed with the Securities and Exchange Commission on September 25, 2023 that its North American RV order backlog had declined 67% compared to July 31, 2022, primarily as a result of a reduction in orders from independent dealers. Thor Industries also disclosed that it believes that as of July 31, 2023, the North American RV independent dealer inventory levels were generally higher than comfortable stocking levels for most of its towable products and generally aligned with desired levels for its motorized products.

The per unit cost of new vehicles has been significantly higher than we experienced prior to the COVID-19 pandemic, due to the RV manufacturers’ supply constraints, strong demand for new vehicles during the pandemic, higher inflation, and higher interest rates. These higher costs had been partially mitigated by the higher average selling prices on new vehicles, but we experienced a decrease in new vehicle gross margins during the year ended December 31, 2022, which has continued during 2023, as a result of these higher costs. We experienced a 5.7% decrease in the average sale price of new vehicles during the third quarter of 2023 compared to the same period of 2022, driven by more price sensitive customers in a higher interest rate environment. We expect average selling prices may continue to decrease over time as industry-wide supply continues to normalize, which may continue to reduce new vehicle gross profit per unit. We will continue to evaluate supplier pricing and the mix of our vehicle offerings, such as lower-priced towables, among other criteria, as part of our vehicle procurement process.

Certain of our RV manufacturers have indicated that they expect new towable vehicle average selling prices to decline by up to 10% for model year 2024 vehicles. A decrease in average selling prices for new towable vehicles may lead to additional discounting on new vehicles from prior model years, which could negatively impact our near-term new vehicle gross margins as we sell through our stock of pre-2024 model year vehicles. Additionally, these new vehicle price pressures could result in a decline in residual values of used vehicles, which may lead us to discount used vehicle pricing in order to maintain our rate of sale and inventory turns, which could negatively impact used vehicle gross margins. Certain finance and insurance and Good Sam services and plans revenues that are at least partially based on new and/or used vehicle pricing could be negatively impacted by new and/or used vehicle average selling price decreases.

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

Inflation

During the nine months ended September 30, 2023, we experienced the impact of inflation on our operations, particularly with the increased cost of new vehicles. The price risk relating to new vehicles includes the cost from the manufacturer, as well as freight and logistics costs. Each of these costs have been impacted, to differing degrees, by factors such as high demand for product, supply chain disruptions, labor shortages, and increased fuel costs, some of which were caused, in part, by the COVID-19 pandemic. These cost pressures began to recede during the third quarter of 2023 and we expect this trend to continue into 2024.

We have increased labor rates as a response to the generally higher cost of living experienced in much of the United States in recent quarters. While we regularly review our compensation arrangements to ensure that our pay practices are competitive, we made meaningful adjustments to labor rates, largely in the fourth quarter of 2022, which were mostly offset by other cost reductions which included reduced headcount in the fourth quarter of 2022 and the elimination or reduction of underperforming assets, locations, and business lines. Additionally, during September and October of 2023, we implemented employee headcount reductions and adjustments to employee variable compensation plans that are expected to result in approximately $60.0 million of annual cost savings, primarily for selling, general and administrative expenses. These cost savings exclude any additional employee headcount from our expected expansion of store locations.

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

Restructuring

In 2019, we made a strategic decision to refocus our business around our core RV competencies (the “2019 Strategic Shift”). The Company does not expect to close additional locations or incur further one-time termination benefits or incremental reserve charges in connection with the 2019 Strategic Shift. The remaining potential ongoing charges under the 2019 Strategic Shift relate to lease termination costs and other associated costs relating to the leases of previously closed locations under the 2019 Strategic Shift. The process of identifying subtenants and negotiating lease terminations has been delayed, which initially was in part due to the COVID-19 pandemic, and these delays are expected to continue. The timing of these negotiations will vary as both subleases and terminations are contingent on landlord approvals. We expect that certain of the remaining leases under the 2019 Strategic Shift will be subleased or terminated by December 31, 2023.

On March 1, 2023, our management determined to implement plans (the “Active Sports Restructuring”) to exit and restructure operations of our indirect subsidiary, Active Sports, LLC, a specialty products retail business (“Active Sports”). The activities under the Active Sports Restructuring are expected to be substantially completed by December 31, 2023. The total restructuring costs associated with the Active Sports Restructuring are estimated to be in the range of $5.2 million to $5.5 million.

See Note 4 — Restructuring and Long-Lived Asset Impairment to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

Comparison of Certain Trends to Pre-COVID-19 Pandemic Periods

Beginning in the first quarter of 2021 and continuing through the first quarter of 2023, we experienced sequential decreases in new vehicle gross margin, primarily due to the higher cost of new vehicles resulting from the lower industry supply of travel trailers and motorhomes for much of 2021. Additionally, new and used vehicle gross margins have declined for each of the first three quarters of 2023 compared to the corresponding periods in 2022. However, third quarter 2023 new vehicle gross margins were slightly higher than a similar range that we experienced in the third quarter pre-COVID-19 pandemic periods of 2016 to 2019, which we believe are more typical demand environments than during the COVID-19 pandemic.

During the third quarter of 2023, as the procurement prices of model year 2024 new vehicles declined compared to model years 2022 and 2023, we actively discounted certain used vehicles to reduce inventory levels of aged used vehicles. This discounting had a negative impact on used vehicle gross margins during the third quarter of 2023.

Additionally, the percentage of total unit sales relating to used vehicles was significantly higher in the third quarter of 2023 compared to the pre-COVID-19 pandemic periods of 2016 to 2019. We are continuing to execute on our used vehicle strategy, which differentiates us from the competition with proprietary tools, such as the RV Valuator, a focus on the development and retention of our service technician team, and investment in our service bay infrastructure.

The following table presents vehicle gross margin and unit sale mix for the three months ended September 30, 2023 and pre-COVID-19 pandemic periods of the three months ended September 30, 2019, 2018, 2017, and 2016 (unaudited):

	Three Months Ended September 30,
	2023	2019(1)	2018(1)	2017(1)	2016(1)
Gross margin:
New vehicles	15.1%	12.0%	12.6%	14.3%	13.9%
Used vehicles	18.9%	21.1%	22.9%	25.3%	23.0%

Unit sales mix:
New vehicles	47.0%	64.9%	69.0%	69.1%	64.2%
Used vehicles	53.0%	35.1%	31.0%	30.9%	35.8%

(1)	These periods were prior to the COVID-19 pandemic.

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

More specifically, CWH is organized as a C-Corp and, as of September 30, 2023, is a 52.8% owner of CWGS, LLC. CWGS, LLC is organized as a limited liability company and treated as a partnership for U.S. federal and most applicable state and local income tax purposes and, as such is generally not subject to any U.S. federal entity-level income taxes (“Pass-Through”), with the exception of Americas Road and Travel Club, Inc. and FreedomRoads RV, Inc., and their wholly-owned subsidiaries, which are C-Corps embedded within the CWGS, LLC structure. As discussed below, prior to 2023, Camping World, Inc. (“CW”) and its wholly-owned subsidiaries were also C-Corps embedded within the CWGS, LLC structure.

By January 2, 2023, the “LLC Conversion” (see Note 13 — Income Taxes to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q) was completed. We expect that, beginning with the year ending December 31, 2023, the LLC Conversion will allow certain losses that previously would have been confined within the C-Corp portion of CWGS, LLC to instead offset a portion of income generated by the Pass-Through portion of CWGS, LLC, which would reduce the amount of income tax expense recorded by CWH. The LLC Conversion is also expected to reduce the amount of tax distributions required to be paid by CWGS, LLC to CWH and the non-controlling interest holders under the CWGS LLC Agreement beginning with the year ending December 31, 2023.

CWH receives an allocation of its share of the net income (loss) of CWGS, LLC based on CWH’s weighted-average ownership of CWGS, LLC for the period. CWH recognizes income tax expense on its pre-tax income including its portion of this income allocation from CWGS, LLC primarily relating to Pass-Through entities. The income tax relating to the net income (loss) of CWGS, LLC allocated to CWH that relates to separately taxed C-Corp entities is recorded within the consolidated results of CWGS, LLC. No income tax expense is recognized by the Company for the portion of net income of CWGS, LLC allocated to non-controlling interest other than income tax expense recorded by CWGS, LLC. Rather, tax distributions are paid to the non-controlling interest holders which are recorded as distributions to holders of LLC common units in the condensed consolidated statements of cash flows. CWH is subject to U.S. federal, state and local income taxes with respect to its allocable share of any taxable income of CWGS, LLC and is taxed at the prevailing corporate tax rates. For the three months ended September 30, 2023 and 2022, the Company used effective income tax rate assumptions of 25.1% and 25.4%, respectively, for income adjustments applicable to CWH when calculating the adjusted net income attributable to Camping World Holdings, Inc. ─ basic and diluted (see “Non-GAAP Financial Measures” in Part I, Item 2 of this Form 10-Q). CWGS, LLC may be liable for various other state and local taxes.

The following table presents the allocation of CWGS, LLC’s C-Corp and Pass-Through net income to CWH, the allocation of CWGS, LLC’s net income to non-controlling interests, income tax expense recognized by CWH, and other items:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
C-Corp portion of CWGS, LLC net income (loss) allocated to CWH	$1,263	$(1,701)	$2,872	$(14,852)
Pass-Through portion of CWGS, LLC net income allocated to CWH	15,392	63,435	55,727	254,243
CWGS, LLC net income allocated to CWH	16,655	61,734	58,599	239,391
CWGS, LLC net income allocated to noncontrolling interests	14,932	61,822	52,686	238,065
CWGS, LLC net income	31,587	123,556	111,285	477,456
Tax Receivable Agreement liability adjustment	1,680	—	1,680	—
Income tax expense recorded by CWH	(2,662)	(20,811)	(13,374)	(69,582)
Other incremental CWH net income	288	203	928	358
Net income	$30,893	$102,948	$100,519	$408,232

The following table presents further information on income tax expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Income tax expense recorded by CWH	$(2,662)	$(20,811)	$(13,374)	$(69,582)
Income tax expense recorded by CWGS, LLC	(1,017)	(1,586)	(4,159)	(6,226)
Income tax expense	$(3,679)	$(22,397)	$(17,533)	$(75,808)

Results of Operations

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

The following table sets forth information comparing the components of net income for the three months ended September 30, 2023 and 2022:

	Three Months Ended
	September 30, 2023		September 30, 2022
		Percent of		Percent of	Favorable/ (Unfavorable)
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%
Revenue:
Good Sam Services and Plans	$49,889	2.9%	$50,352	2.7%	$(463)	(0.9%)
RV and Outdoor Retail:
New vehicles	679,207	39.3%	834,112	44.9%	(154,905)	(18.6%)
Used vehicles	590,227	34.1%	525,988	28.3%	64,239	12.2%
Products, service and other	235,609	13.6%	268,940	14.5%	(33,331)	(12.4%)
Finance and insurance, net	163,630	9.5%	165,136	8.9%	(1,506)	(0.9%)
Good Sam Club	11,051	0.6%	11,154	0.6%	(103)	(0.9%)
Subtotal	1,679,724	97.1%	1,805,330	97.3%	(125,606)	(7.0%)
Total revenue	1,729,613	100.0%	1,855,682	100.0%	(126,069)	(6.8%)

Gross profit (exclusive of depreciation and amortization shown separately below):
Good Sam Services and Plans	39,868	2.3%	31,481	1.7%	8,387	26.6%
RV and Outdoor Retail:
New vehicles	102,727	5.9%	158,993	8.6%	(56,266)	(35.4%)
Used vehicles	111,632	6.5%	127,106	6.8%	(15,474)	(12.2%)
Products, service and other	95,633	5.5%	101,642	5.5%	(6,009)	(5.9%)
Finance and insurance, net	163,630	9.5%	165,136	8.9%	(1,506)	(0.9%)
Good Sam Club	9,596	0.6%	9,330	0.5%	266	2.9%
Subtotal	483,218	27.9%	562,207	30.3%	(78,989)	(14.0%)
Total gross profit	523,086	30.2%	593,688	32.0%	(70,602)	(11.9%)

Operating expenses:
Selling, general and administrative expenses	415,288	24.0%	419,102	22.6%	3,814	0.9%
Depreciation and amortization	17,619	1.0%	18,207	1.0%	588	3.2%
Long-lived asset impairment	1,747	0.1%	887	0.0%	(860)	(97.0%)
Lease termination	375	0.0%	—	—	(375)	n/m
Loss (gain) on sale or disposal of assets	131	0.0%	(40)	(0.0%)	(171)	n/m
Total operating expenses	435,160	25.2%	438,156	23.6%	2,996	0.7%
Income from operations	87,926	5.1%	155,532	8.4%	(67,606)	(43.5%)
Other expense:
Floor plan interest expense	(19,816)	(1.1%)	(9,484)	(0.5%)	(10,332)	(108.9%)
Other interest expense, net	(35,242)	(2.0%)	(20,526)	(1.1%)	(14,716)	(71.7%)
Tax Receivable Agreement liability adjustment	1,680	0.1%	—	—	1,680	n/m
Other income (expense), net	24	0.0%	(177)	(0.0%)	201	n/m
Total other expense	(53,354)	(3.1%)	(30,187)	(1.6%)	(23,167)	(76.7%)
Income before income taxes	34,572	2.0%	125,345	6.8%	(90,773)	(72.4%)
Income tax expense	(3,679)	(0.2%)	(22,397)	(1.2%)	18,718	83.6%
Net income	30,893	1.8%	102,948	5.5%	(72,055)	(70.0%)
Less: net income attributable to non-controlling interests	(14,932)	(0.9%)	(61,822)	(3.3%)	46,890	75.8%
Net income attributable to Camping World Holdings, Inc.	$15,961	0.9%	$41,126	2.2%	$(25,165)	(61.2%)

n/m – not meaningful

Supplemental Data
	Three Months Ended September 30,		Increase		Percent
	2023	2022	(decrease)		Change
Unit sales
New vehicles	15,205	17,616	(2,411)		(13.7%)
Used vehicles	17,125	14,460	2,665		18.4%
Total	32,330	32,076	254		0.8%

Average selling price
New vehicles	$44,670	$47,350	$(2,680)		(5.7%)
Used vehicles	34,466	36,375	(1,909)		(5.2%)

Same store unit sales(1)
New vehicles	13,483	17,166	(3,683)		(21.5%)
Used vehicles	15,599	14,072	1,527		10.9%
Total	29,082	31,238	(2,156)		(6.9%)

Same store revenue(1) ($ in 000s)
New vehicles	$602,014	$814,326	$(212,312)		(26.1%)
Used vehicles	535,521	514,350	21,171		4.1%
Products, service and other	180,071	207,032	(26,961)		(13.0%)
Finance and insurance, net	146,112	161,332	(15,220)		(9.4%)
Total	$1,463,718	$1,697,040	$(233,322)		(13.7%)

Average gross profit per unit
New vehicles	$6,756	$9,025	$(2,269)		(25.1%)
Used vehicles	6,519	8,790	(2,271)		(25.8%)
Finance and insurance, net per vehicle unit	5,061	5,148	(87)		(1.7%)
Total vehicle front-end yield(2)	11,692	14,068	(2,376)		(16.9%)

Gross margin
Good Sam Services and Plans	79.9%	62.5%	1,739	bps
New vehicles	15.1%	19.1%	(394)	bps
Used vehicles	18.9%	24.2%	(525)	bps
Products, service and other	40.6%	37.8%	280	bps
Finance and insurance, net	100.0%	100.0%	unch.	bps
Good Sam Club	86.8%	83.6%	319	bps
Subtotal RV and Outdoor Retail	28.8%	31.1%	(237)	bps
Total gross margin	30.2%	32.0%	(175)	bps

RV and Outdoor Retail inventories ($ in 000s)
New vehicles	$1,131,575	$1,180,364	$(48,789)		(4.1%)
Used vehicles	534,155	425,824	108,331		25.4%
Products, parts, accessories and misc.	202,786	293,588	(90,802)		(30.9%)
Total RV and Outdoor Retail inventories	$1,868,516	$1,899,776	$(31,260)		(1.6%)

Vehicle inventory per location ($ in 000s)
New vehicle inventory per dealer location	$5,520	$6,415	$(895)		(14.0%)
Used vehicle inventory per dealer location	2,606	2,314	291		12.6%

Vehicle inventory turnover(3)
New vehicle inventory turnover	1.8	2.0	(0.3)		(12.9%)
Used vehicle inventory turnover	3.0	3.5	(0.6)		(16.2%)

Retail locations
RV dealerships	205	184	21		11.4%
RV service & retail centers	4	8	(4)		(50.0%)
Subtotal	209	192	17		8.9%
Other retail stores	—	1	(1)		(100.0%)
Total	209	193	16		8.3%

Other data
Active Customers(4)	5,111,478	5,366,558	(255,080)		(4.8%)
Good Sam Club members	2,051,768	2,038,826	12,942		0.6%
Service bays (5)	2,800	2,639	161		6.1%
Finance and insurance gross profit as a % of total vehicle revenue	12.9%	12.1%	75	bps	n/a
Same store locations	175	n/a	n/a		n/a

(1)	Our same store revenue and units calculations for a given period include only those stores that were open both at the end of the corresponding period and at the beginning of the preceding fiscal year.
(2)	Front end yield is calculated as gross profit from new vehicles, used vehicles and finance and insurance (net), divided by combined new and used vehicle unit sales.
(3)	Inventory turnover is calculated as vehicle costs applicable to revenue over the last twelve months divided by the average quarterly ending vehicle inventory over the last twelve months.
(4)	An Active Customer is a customer who has transacted with us in any of the eight most recently completed fiscal quarters prior to the date of measurement.
(5)	A service bay is a fully-constructed bay dedicated to service, installation, and collision offerings.

Revenue and Gross Profit

Good Sam Services and Plans

Good Sam Services and Plans revenue decreased primarily from favorable adjustments to roadside assistance cancellation assumptions in the prior year that were not recurring in the current year, partially offset by increased contracts in force from the Good Sam Insurance Agency programs.

Good Sam Services and Plans gross profit increased primarily due to a nonrecurring $5.5 million in savings from finalizing contract negotiations to exit an arrangement with a service partner in the current year in addition to reduced program costs, increased contracts in force from the Good Sam Insurance Agency programs, and reduced expenses for the extended vehicle warranty programs. Gross margin increased in the three months ended September 30, 2023 compared to the three months ended September 30, 2022, primarily due to the nonrecurring contract termination fee agreed to with a service partner in the current year and our efforts to reduce expenses.

RV and Outdoor Retail

New Vehicles

New vehicles revenue decreased primarily due to a 13.7% decrease in new vehicles sold and a 5.7% decrease in the average selling price per new vehicle sold. On a same store basis, new vehicles revenue decreased 26.1% to $602.0 million and new vehicles sold decreased 21.5%.

New vehicles gross profit decreased primarily due to the 13.7% decrease in new vehicles sold and a 5.7% decrease in the average selling price per new vehicle sold, partially offset by a 1.1% decrease in the average cost per new vehicle sold. The decrease in new vehicles gross margin was primarily due to the decreased average selling price per new vehicle sold.

Used Vehicles

Used vehicles revenue increased primarily due to an 18.4% increase in used vehicles sold, driven by an increase in demand for used vehicles, as they are a lower-cost alternative to new vehicles, partially offset by a 5.2% decrease in the average selling price per used vehicle sold. On a same store basis, used vehicles revenue increased 4.1% to $535.5 million and used vehicles sold increased 10.9%.

Used vehicles gross profit decreased primarily due to a 5.2% decrease in the average price per used vehicle sold and a 1.3% increase in the average cost per used vehicle sold, partially offset by an 18.4% increase in used vehicles sold. Used vehicle gross margin decreased primarily due to a 5.2% decrease in the average selling price per used vehicle sold.

Products, service and other

Products, service and other revenue decreased primarily due to lower demand and lower stocking levels of lifestyle and activities, and design and home products, as well as a reduction in demand for our RV furniture distribution business as RV manufacturers slowed RV production. Revenues were also impacted negatively by our Active Sports Restructuring. On a same store basis, products, service and other revenue decreased 13.0% to $180.1 million for the three months ended September 30, 2023 from the three months ended September 30, 2022.

Products, service and other gross profit decreased primarily due to the demand trends noted above and discounting of Active Sports merchandise in conjunction with the Active Sports Restructuring. The increase in products, service and other gross margin was primarily due to higher labor billing rates.

Finance and Insurance, net

Finance and insurance revenue and gross profit is recorded net, since the Company is acting as an agent in the transaction, and commission is recognized when a finance and insurance product contract payment has been received or financing has been arranged. Finance and insurance, net revenue decreased slightly, which was primarily a result of lower average selling prices of new and used vehicles, partially offset by $8.1 million of favorable adjustments to cancellation reserve assumptions. Finance and insurance, net revenue as a percentage of new and used vehicle revenue was 12.9% for the three months ended September 30, 2023, an increase from 12.1% for the three months ended September 30, 2022. On a same store basis, finance and insurance, net revenue decreased 9.4%, or $15.2 million, to $146.1 million versus the three months ended September 30, 2022.

Good Sam Club

Good Sam Club revenue remained relatively unchanged from the prior year primarily due to a slight reduction in marketing fee revenue from the Good Sam Club branded credit card partially offset by increased Good Sam Club memberships.

Good Sam Club gross margin increased primarily due to reduced marketing expenses.

Operating Expenses and Other

Selling, general and administrative expenses

Selling, general and administrative expenses decreased primarily due to approximately $11.5 million of reduced advertising expenses, partially offset by increased employee compensation costs of $3.6 million and increased facility costs related to the 16 additional store locations added during the twelve months ended September 30, 2023.

Equity-based compensation expenses, included in the employee compensation costs referred to above, decreased $1.3 million (See Note 17 — Equity-Based Compensation to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q) resulting primarily from fewer weighted-average restricted stock units outstanding from significantly fewer restricted stock units granted in 2022 and 2023 compared to any of the years from 2017 to 2021.

Long-Lived Asset Impairment

Long-lived asset impairment was $1.7 million for the three months ended September 30, 2023 and $0.9 million for the three months ended September 30, 2022. See Note 4 – Restructuring and Long-Lived Asset Impairment to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

Floor plan interest expense

The significant increase in floor plan interest expense was primarily due to a 331 basis point increase in the average floor plan borrowing rate, in addition to an increase in the average floor plan balance. The average interest rates for the Floor Plan Facility for the three months ended September 30, 2023 and 2022 were 7.36% and 4.05%, respectively.

Other interest expense, net

Other interest expense, net increased primarily due to a 304 basis point increase in the Term Loan Facility average interest rate and a higher average principal balance from additional borrowings on the Company’s Real Estate Facilities (see Note 7 – Long-Term Debt to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q). The average interest rates for the Term Loan Facility for the three months ended September 30, 2023 and 2022 were 7.87% and 4.83%, respectively.

Tax Receivable Agreement Liability adjustment

The Tax Receivable Agreement Liability adjustment for 2023 consisted of a benefit of $1.7 million related to a remeasurement from a decrease in blended state income tax rates.

Income tax expense

Income tax expense decreased primarily due to lower income generated from CWGS, LLC for which the Company is subject to U.S. federal and state taxes on its allocable share and a $4.3 million benefit for certain entity classification elections relating to the LLC Conversion.

Segment results

The following table sets forth a reconciliation of total segment income to consolidated income before income taxes for each of our segments for the periods presented:

	Three Months Ended
	September 30, 2023		September 30, 2022		Favorable/
		Percent of		Percent of	(Unfavorable)
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%
Revenue:
Good Sam Services and Plans	$50,022	2.9%	$50,413	2.7%	$(391)	(0.8%)
RV and Outdoor Retail	1,683,379	97.3%	1,812,830	97.7%	(129,451)	(7.1%)
Elimination of intersegment revenue	(3,788)	(0.2%)	(7,561)	(0.4%)	3,773	49.9%
Total consolidated revenue	1,729,613	100.0%	1,855,682	100.0%	(126,069)	(6.8%)
Segment income(1):
Good Sam Services and Plans	32,684	1.9%	23,946	1.3%	8,738	36.5%
RV and Outdoor Retail	56,543	3.3%	143,098	7.7%	(86,555)	(60.5%)
Total segment income	89,227	5.2%	167,044	9.0%	(77,817)	(46.6%)
Corporate & other	(3,498)	(0.2%)	(2,789)	(0.2%)	(709)	(25.4%)
Depreciation and amortization	(17,619)	(1.0%)	(18,207)	(1.0%)	588	3.2%
Other interest expense, net	(35,242)	(2.0%)	(20,526)	(1.1%)	(14,716)	(71.7%)
Tax Receivable Agreement liability adjustment	1,680	0.1%	—	—	1,680	n/m
Other income (expense), net	24	0.0%	(177)	(0.0%)	201	113.6%
Income before income taxes	$34,572	2.0%	$125,345	6.8%	$(90,773)	(72.4%)

Same store revenue- RV and Outdoor Retail(2)	$1,463,718		$1,697,040		$(233,322)	(13.7%)

(1)	Segment income represents income for each of our reportable segments and is defined as income from operations before depreciation and amortization, plus floor plan interest expense.
(2)	Same store revenue definition not applicable to the Good Sam Services and Plans segment.

Good Sam Services and Plans

Good Sam Services and Plans revenue decreased primarily from favorable adjustments to roadside assistance cancellation assumptions in the prior year that were not recurring in the current year, partially offset by increased contracts in force from the Good Sam Insurance Agency programs.

Good Sam Services and Plans segment income increased primarily due to a nonrecurring $5.5 million in savings from finalizing contract negotiations to exit an arrangement with a service partner in the current year in addition to reduced program costs, increased contracts in force from the Good Sam Insurance Agency programs, and reduced expenses for the extended vehicle warranty programs. Segment income margin increased 1,784 basis points to 65.3% primarily due to the nonrecurring contract termination fee from a service partner in the current year and our efforts to reduce expenses.

RV and Outdoor Retail

RV and Outdoor Retail segment revenue decreased primarily due to a $155.1 million, or 18.6%, decrease in new vehicles revenue, a $33.4 million, or 12.4%, decrease in products, service and other revenue, a $5.3 million, or 3.1%, decrease in finance and insurance, net revenue, and a $0.1 million, or 0.9%, decrease in Good Sam Club revenue, partially offset by a $64.4 million, or 12.2%, increase in used vehicles revenue.

RV and Outdoor Retail segment income decreased primarily due to decreased segment gross profit of $78.1 million primarily relating to reduced average selling price per vehicle sold and a $10.3 million increase in floor plan interest expense, partially offset by a $3.3 million decrease in selling, general and administrative expenses (see discussion of selling, general and administrative expenses above for the similar drivers of this change). RV and Outdoor Retail segment income margin decreased to 3.4% in the three months ended September 30, 2023 from 7.9% in the three months ended September 30, 2022 primarily due lower average new and used selling price per vehicle.

Results of Operations

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

The following table sets forth information comparing the components of net income for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended
	September 30, 2023		September 30, 2022
		Percent of		Percent of	Favorable/ (Unfavorable)
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%
Revenue:
Good Sam Services and Plans	$147,294	2.9%	$144,504	2.5%	$2,790	1.9%
RV and Outdoor Retail:
New vehicles	2,126,862	41.6%	2,746,323	48.3%	(619,461)	(22.6%)
Used vehicles	1,657,935	32.4%	1,484,978	26.1%	172,957	11.6%
Products, service and other	691,030	13.5%	761,914	13.4%	(70,884)	(9.3%)
Finance and insurance, net	460,336	9.0%	513,921	9.0%	(53,585)	(10.4%)
Good Sam Club	33,757	0.7%	35,070	0.6%	(1,313)	(3.7%)
Subtotal	4,969,920	97.1%	5,542,206	97.5%	(572,286)	(10.3%)
Total revenue	5,117,214	100.0%	5,686,710	100.0%	(569,496)	(10.0%)

Gross profit (exclusive of depreciation and amortization shown separately below):
Good Sam Services and Plans	103,450	2.0%	89,972	1.6%	13,478	15.0%
RV and Outdoor Retail:
New vehicles	315,464	6.2%	574,663	10.1%	(259,199)	(45.1%)
Used vehicles	356,974	7.0%	369,102	6.5%	(12,128)	(3.3%)
Products, service and other	268,993	5.3%	294,234	5.2%	(25,241)	(8.6%)
Finance and insurance, net	460,336	9.0%	513,921	9.0%	(53,585)	(10.4%)
Good Sam Club	29,991	0.6%	28,791	0.5%	1,200	4.2%
Subtotal	1,431,758	28.0%	1,780,711	31.3%	(348,953)	(19.6%)
Total gross profit	1,535,208	30.0%	1,870,683	32.9%	(335,475)	(17.9%)

Operating expenses:
Selling, general and administrative expenses	1,201,901	23.5%	1,245,540	21.9%	43,639	3.5%
Depreciation and amortization	49,462	1.0%	61,369	1.1%	11,907	19.4%
Long-lived asset impairment	9,269	0.2%	3,505	0.1%	(5,764)	(164.5%)
Lease termination	375	0.0%	1,122	0.0%	747	66.6%
(Gain) loss on sale or disposal of assets	(5,001)	(0.1%)	390	0.0%	5,391	n/m
Total operating expenses	1,256,006	24.5%	1,311,926	23.1%	55,920	4.3%
Income from operations	279,202	5.5%	558,757	9.8%	(279,555)	(50.0%)
Other expense:
Floor plan interest expense	(61,298)	(1.2%)	(24,483)	(0.4%)	(36,815)	(150.4%)
Other interest expense, net	(99,873)	(2.0%)	(49,762)	(0.9%)	(50,111)	(100.7%)
Tax Receivable Agreement liability adjustment	1,680	0.0%	—	—	1,680	n/m
Other expense, net	(1,659)	(0.0%)	(472)	(0.0%)	(1,187)	(251.5%)
Total other expense	(161,150)	(3.1%)	(74,717)	(1.3%)	(86,433)	(115.7%)
Income before income taxes	118,052	2.3%	484,040	8.5%	(365,988)	(75.6%)
Income tax expense	(17,533)	(0.3%)	(75,808)	(1.3%)	58,275	76.9%
Net income	100,519	2.0%	408,232	7.2%	(307,713)	(75.4%)
Less: net income attributable to non-controlling interests	(52,686)	(1.0%)	(238,065)	(4.2%)	185,379	77.9%
Net income attributable to Camping World Holdings, Inc.	$47,833	0.9%	$170,167	3.0%	$(122,334)	(71.9%)

n/m – not meaningful

Supplemental Data

	Nine Months Ended September 30,		Increase		Percent
	2023	2022	(decrease)		Change
Unit sales
New vehicles	48,014	60,040	(12,026)		(20.0%)
Used vehicles	47,331	40,991	6,340		15.5%
Total	95,345	101,031	(5,686)		(5.6%)

Average selling price
New vehicles	$44,297	$45,742	$(1,445)		(3.2%)
Used vehicles	35,029	36,227	(1,198)		(3.3%)

Same store unit sales(1)
New vehicles	43,989	58,831	(14,842)		(25.2%)
Used vehicles	43,916	40,280	3,636		9.0%
Total	87,905	99,111	(11,206)		(11.3%)

Same store revenue(1) ($ in 000s)
New vehicles	$1,949,145	$2,695,945	$(746,800)		(27.7%)
Used vehicles	1,533,574	1,463,333	70,241		4.8%
Products, service and other	519,211	576,843	(57,632)		(10.0%)
Finance and insurance, net	422,725	505,391	(82,666)		(16.4%)
Total	$4,424,655	$5,241,512	$(816,857)		(15.6%)

Average gross profit per unit
New vehicles	$6,570	$9,571	$(3,001)		(31.4%)
Used vehicles	7,542	9,004	(1,462)		(16.2%)
Finance and insurance, net per vehicle unit	4,828	5,087	(259)		(5.1%)
Total vehicle front-end yield(2)	11,881	14,428	(2,547)		(17.7%)

Gross margin
Good Sam Services and Plans	70.2%	62.3%	797	bps
New vehicles	14.8%	20.9%	(609)	bps
Used vehicles	21.5%	24.9%	(332)	bps
Products, service and other	38.9%	38.6%	31	bps
Finance and insurance, net	100.0%	100.0%	unch.	bps
Good Sam Club	88.8%	82.1%	675	bps
Subtotal RV and Outdoor Retail	28.8%	32.1%	(332)	bps
Total gross margin	30.0%	32.9%	(289)	bps

Other data
Finance and insurance gross profit as a % of total vehicle revenue	12.2%	12.1%	2	bps	n/a
Same store locations	175	n/a	n/a		n/a

(1)	Our same store revenue and units calculations for a given period include only those stores that were open both at the end of the corresponding period and at the beginning of the preceding fiscal year.
(2)	Front end yield is calculated as gross profit from new vehicles, used vehicles and finance and insurance (net), divided by combined new and used vehicle unit sales.

Revenue and Gross Profit

Good Sam Services and Plans

Good Sam Services and Plans revenue increased primarily due to increased contracts in force from the extended vehicle warranty and Good Sam Insurance Agency programs, partially offset by a reduction from the Good Sam TravelAssist programs.

Good Sam Services and Plans gross profit and gross margin increased primarily due to a nonrecurring $5.5 million in savings from finalizing contract negotiations to exit an arrangement with a service partner in the current year and increased contracts in force from the roadside assistance, extended vehicle warranty, and Good Sam Insurance Agency programs, in addition to our efforts to reduce expenses.

RV and Outdoor Retail

New Vehicles

New vehicles revenue decreased primarily due to a 20.0% decrease in new vehicles sold, and, to a lesser extent, a 3.2% decrease in the average selling price per new vehicle sold. On a same store basis, new vehicles revenue decreased 27.7% to $1.9 billion and new vehicles sold decreased 25.2%.

New vehicles gross profit decreased primarily due to a 20.0% decrease in new vehicles sold, a 3.2% decrease in the average selling price per vehicle sold, and a 4.3% increase in the average cost of new vehicles sold. New vehicle gross margin decreased 609 basis points primarily due to compression from the higher cost per new unit sold and the lower average selling price of new vehicles.

Used Vehicles

Used vehicles revenue increased primarily due to a 15.5% increase in vehicles sold, driven by an increase in demand for used vehicles, as they are a lower-cost alternative to new vehicles, partially offset by a 3.3% decrease in average selling price per used vehicle sold. On a same store basis, used vehicles revenue increased 4.8% to $1.5 billion and used vehicles sold increased 9.0%.

Used vehicles gross profit decreased 3.3% primarily due to a 3.3% decrease in average price per used vehicle sold and a 1.0% increase in the cost per used vehicle sold, partially offset by 15.5% increase in used vehicles sold. Used vehicle gross margin decreased 332 basis points primarily due to the decrease in the average selling price per used vehicle and compression from the higher cost per used vehicle sold.

Products, service and other

Products, service and other revenue decreased primarily due to lower demand and lower stocking levels of lifestyle and activities, and design and home products, as well as a reduction in demand for our RV furniture distribution business as RV manufacturers slowed RV production. Revenues were also impacted negatively by our Active Sports Restructuring. On a same store basis, products, service and other revenue decreased 10.0% to $519.2 million for the nine months ended September 30, 2023 from the nine months ended September 30, 2022.

Products, service and other gross profit and gross margin decreased versus the prior year primarily due to the demand trends noted above, discounting to reduce inventory levels, discounting of Active Sports merchandise in conjunction with the Active Sports Restructuring, and compression from higher costs.

Finance and Insurance, net

Finance and insurance revenue and gross profit is recorded net, since the Company is acting as an agent in the transaction, and commission is recognized when a finance and insurance product contract payment has been received or financing has been arranged. Finance and insurance, net revenue decreased primarily due to the 5.6% decrease in total vehicles sold, partially offset by $8.1 million of favorable adjustments to cancellation reserve assumptions. Finance and insurance, net revenue as a percentage of new and used vehicle revenue was 12.2% for the nine months ended September 30, 2023, an increase from 12.1% for the nine months ended September 30, 2022. On a same store basis, finance and insurance, net revenue decreased 16.4%, or $82.7 million, to $422.7 million versus the nine months ended September 30, 2022.

Good Sam Club

Good Sam Club revenue decreased 3.7% primarily due to reduced marketing fee revenue from the Good Sam Club branded credit card.

Good Sam Club gross profit and gross margin increased primarily due to reduced marketing and wage-related expenses.

Operating Expenses and Other

Selling, general and administrative expenses

Selling, general and administrative expenses decreased primarily due to approximately $39.1 million of reduced advertising expenses and decreased employee compensation costs of $23.2 million, partially offset by increased facility costs related to the net 16 additional store locations added during the twelve months ended September 30, 2023 and increases in professional service fees.

Equity-based compensation expenses, included in the employee compensation costs referred to above, decreased $9.1 million (See Note 17 — Equity-Based Compensation to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q) resulting primarily from (i) $2.8 million less expense related to the modification of restricted stock units to accelerate and/or continue vesting under employee separation agreements, post-termination consulting arrangements, and/or transition agreements, and (ii) fewer weighted-average restricted stock units outstanding from significantly fewer restricted stock units granted in 2022 and 2023 compared to any of the years from 2017 to 2021.

Depreciation and amortization

Depreciation and amortization decreased primarily from $8.8 million of incremental accelerated amortization during the nine months ended September 30, 2022 from the adjustment of the useful lives of certain trademark and trade name intangible assets associated with brands not traditionally associated with RVs that we were phasing out, and reduced capital expenditures. These trademark and trade name intangible assets were fully amortized as of March 31, 2022.

Long-Lived Asset Impairment

Long-lived asset impairment was $9.3 million for the nine months ended September 30, 2023 and $3.5 million for the nine months ended September 30, 2022. See Note 4 – Restructuring and Long-Lived Asset Impairment to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

Floor plan interest expense

The significant increase in floor plan interest expense was primarily due to a 405 basis point increase in the average floor plan borrowing rate. The average interest rates for the Floor Plan Facility for the nine months ended September 30, 2023 and 2022 were 6.90% and 2.84%, respectively.

Other interest expense, net

Other interest expense, net increased primarily due to a 371 basis point increase in the Term Loan Facility average interest rate and a higher average principal balance from additional borrowings on the Company’s Real Estate Facilities (see Note 7 – Long-Term Debt to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q). The average interest rates for the Term Loan Facility for the nine months ended September 30, 2023 and 2022 were 7.48% and 3.77%, respectively.

Other expense, net

Other expense, net increased primarily as a result of a $1.3 million impairment of an equity method investment.

Tax Receivable Agreement Liability adjustment

The Tax Receivable Agreement Liability adjustment for 2023 consisted of a benefit of $1.7 million related to a remeasurement from a decrease in blended state income tax rates.

Income tax expense

Income tax expense decreased primarily due to lower income generated from CWGS, LLC for which the Company is subject to U.S. federal and state taxes on its allocable share and a $4.3 million benefit for certain entity classification elections relating to the LLC Conversion.

Segment results

The following table sets forth a reconciliation of total segment income to consolidated income before income taxes for each of our segments for the periods presented:

	Nine Months Ended
	September 30, 2023		September 30, 2022		Favorable/
		Percent of		Percent of	(Unfavorable)
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%
Revenue:
Good Sam Services and Plans	$148,117	2.9%	$144,914	2.5%	$3,203	2.2%
RV and Outdoor Retail	4,980,615	97.3%	5,566,061	97.9%	(585,446)	(10.5%)
Elimination of intersegment revenue	(11,518)	(0.2%)	(24,265)	(0.4%)	12,747	52.5%
Total consolidated revenue	5,117,214	100.0%	5,686,710	100.0%	(569,496)	(10.0%)
Segment income(1):
Good Sam Services and Plans	83,143	1.6%	67,242	1.2%	15,901	23.6%
RV and Outdoor Retail	195,283	3.8%	538,082	9.5%	(342,799)	(63.7%)
Total segment income	278,426	5.4%	605,324	10.6%	(326,898)	(54.0%)
Corporate & other	(11,060)	(0.2%)	(9,681)	(0.2%)	(1,379)	(14.2%)
Depreciation and amortization	(49,462)	(1.0%)	(61,369)	(1.1%)	11,907	19.4%
Other interest expense, net	(99,873)	(2.0%)	(49,762)	(0.9%)	(50,111)	(100.7%)
Tax Receivable Agreement liability adjustment	1,680	0.0%	—	—	1,680	n/m
Other expense, net	(1,659)	(0.0%)	(472)	(0.0%)	(1,187)	(251.5%)
Income before income taxes	$118,052	2.3%	$484,040	8.5%	$(365,988)	(75.6%)

Same store revenue- RV and Outdoor Retail(2)	$4,424,655		$5,241,512		$(816,857)	(15.6%)

(1)	Segment income represents income for each of our reportable segments and is defined as income from operations before depreciation and amortization, plus floor plan interest expense.
(2)	Same store revenue definition not applicable to the Good Sam Services and Plans segment.

Good Sam Services and Plans

Good Sam Services and Plans revenue increased primarily due to increased contracts in force from the extended vehicle warranty and Good Sam Insurance Agency programs, partially offset by a reduction from the Good Sam TravelAssist programs.

Good Sam Services and Plans segment income and segment income margin increased primarily due to a nonrecurring $5.5 million savings from finalizing contract negotiations to exit an arrangement with a service partner in the current year and increased contracts in force from the roadside assistance, extended vehicle warranty, and Good Sam Insurance Agency programs, in addition to our efforts to reduce expenses. Segment income margin increased 973 basis points to 56.1%.

RV and Outdoor Retail

RV and Outdoor Retail segment revenue decreased primarily due to a $620.5 million, or 22.6%, decrease in new vehicles revenue, a $71.2 million, or 9.3%, decrease in products, service and other revenue, a $65.9 million, or 12.5%, decrease in finance and insurance, net revenue, and a $1.3 million, or 3.7%, decrease in Good Sam Club revenue, partially offset by a $173.4 million, or 11.7%, increase in used vehicles revenue.

RV and Outdoor Retail segment income decreased primarily due to a 5.6% reduction in total vehicles sold, and decreased segment gross profit of $346.4 million, relating to reduced vehicles sold, which also tends to result in a correlating decrease in finance and insurance, net revenue, and reduced price per vehicle sold, a $36.8 million increase in floor plan interest expense, and a $5.8 million increase in long-lived asset impairment, partially offset by a $40.1 million decrease in selling, general and administrative expenses (see discussion of selling, general and administrative expenses above for the similar drivers of this change), and a $5.4 million increase in gain on sale or disposal of assets. RV and Outdoor Retail segment income margin decreased to 3.9% in the nine months ended September 30, 2023 from 9.7% in the nine months ended September 30, 2022 primarily due to reduced average prices and increased average costs per vehicle sold for the nine months ended September 30, 3023 versus the comparable period in 2022.

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

EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin

We define “EBITDA” as net income before other interest expense, net (excluding floor plan interest expense), provision for income tax expense and depreciation and amortization. We define “Adjusted EBITDA” as EBITDA further adjusted for the impact of certain noncash and other items that we do not consider in our evaluation of ongoing operating performance. These items include, among other things, long-lived asset impairment, lease termination costs, gains and losses on sale or disposal of assets, net, equity-based compensation, Tax Receivable Agreement liability adjustment, restructuring costs related to the Active Sports Restructuring and the 2019 Strategic Shift, loss and impairment on investments in equity securities, and other unusual or one-time items. We define “Adjusted EBITDA Margin” as Adjusted EBITDA as a percentage of total revenue. We caution investors that amounts presented in accordance with our definitions of EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin may not be comparable to similar measures disclosed by our competitors, because not all companies and analysts calculate EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin in the same manner. We present EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin because we consider them to be important supplemental measures of our performance and believe they are frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. Management believes that investors’ understanding of our performance is enhanced by including these Non-GAAP Financial Measures as a reasonable basis for comparing our ongoing results of operations.

The following table reconciles EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin to the most directly comparable GAAP financial performance measures:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
EBITDA and Adjusted EBITDA:
Net income	$30,893	$102,948	$100,519	$408,232
Other interest expense, net	35,242	20,526	99,873	49,762
Depreciation and amortization	17,619	18,207	49,462	61,369
Income tax expense	3,679	22,397	17,533	75,808
Subtotal EBITDA	87,433	164,078	267,387	595,171
Long-lived asset impairment (a)	1,747	887	9,269	3,505
Lease termination (b)	375	—	375	1,122
Loss (gain) on sale or disposal of assets, net (c)	131	(40)	(5,001)	390
Equity-based compensation (d)	5,466	6,792	18,316	27,434
Tax Receivable Agreement liability adjustment (e)	(1,680)	—	(1,680)	—
Restructuring costs (f)	1,549	1,671	4,808	5,548
(Gain) loss and impairment on investments in equity securities (g)	(23)	—	1,660	—
Adjusted EBITDA	$94,998	$173,388	$295,134	$633,170

	Three Months Ended September 30,		Nine Months Ended September 30,
(as percentage of total revenue)	2023	2022	2023	2022
Adjusted EBITDA margin:
Net income margin	1.8%	5.5%	2.0%	7.2%
Other interest expense, net	2.0%	1.1%	2.0%	0.9%
Depreciation and amortization	1.0%	1.0%	1.0%	1.1%
Income tax expense	0.2%	1.2%	0.3%	1.3%
Subtotal EBITDA margin	5.1%	8.8%	5.2%	10.5%
Long-lived asset impairment (a)	0.1%	0.0%	0.2%	0.1%
Lease termination (b)	0.0%	—	0.0%	0.0%
Loss (gain) on sale or disposal of assets, net (c)	0.0%	(0.0%)	(0.1%)	0.0%
Equity-based compensation (d)	0.3%	0.4%	0.4%	0.5%
Tax Receivable Agreement liability adjustment (e)	(0.1%)	—	(0.0%)	—
Restructuring costs (f)	0.1%	0.1%	0.1%	0.1%
(Gain) loss and impairment on investments in equity securities (g)	(0.0%)	—	0.0%	—
Adjusted EBITDA margin	5.5%	9.3%	5.8%	11.1%

(a)	Represents long-lived asset impairment charges related to the RV and Outdoor Retail segment. See Note 4 – Restructuring and Long-Lived Asset Impairment to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional information.
(b)	Represents the loss on the termination of operating leases resulting from the lease termination fees and the derecognition of the operating lease assets and liabilities. See Note 4– Restructuring and Long-Lived Asset Impairment to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional information.
(c)	Represents an adjustment to eliminate the gains and losses on disposals and sales of various assets.
(d)	Represents non-cash equity-based compensation expense relating to employees, directors, and consultants of the Company.
(e)	Represents an adjustment to eliminate the gains on remeasurement of the Tax Receivable Agreement primarily due to changes in our blended statutory income tax rate. See Note 13 ― Income Taxes to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
(f)	Represents restructuring costs relating to the Active Sports Restructuring during the three and nine months ended September 30, 2023 and our 2019 Strategic Shift for periods ended on or before December 31, 2022. These restructuring costs include one-time termination benefits, incremental inventory reserve charges, and other associated costs. These costs exclude lease termination costs, which are presented separately above. See Note 4 – Restructuring and Long-Lived Asset Impairment to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional information.
(g)	Represents gain and loss and impairment on investments in equity securities and interest income relating to any notes receivables with those investments for periods beginning after December 31, 2022. Amounts relating to periods prior to 2023 were not significant. These amounts are included in other expense, net in the condensed consolidated statements of operations. During the nine months ended September 30, 2023, this amount included a $1.3 million impairment on an equity method investment.

Adjusted Net Income Attributable to Camping World Holdings, Inc. and Adjusted Earnings Per Share

We define “Adjusted Net Income Attributable to Camping World Holdings, Inc. – Basic” as net income attributable to Camping World Holdings, Inc. adjusted for the impact of certain non-cash and other items that we do not consider in our evaluation of ongoing operating performance. These items include, among other things, long-lived asset impairment, lease termination costs, gains and losses on sale or disposal of assets, net, equity-based compensation, Tax Receivable Agreement liability adjustment, restructuring costs related to the Active Sports Restructuring and the 2019 Strategic Shift, loss and impairment on investments in equity securities, other unusual or one-time items, the income tax expense effect of these adjustments, and the effect of net income attributable to non-controlling interests from these adjustments.

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

The following table reconciles Adjusted Net Income Attributable to Camping World Holdings, Inc. – Basic, Adjusted Net Income Attributable to Camping World Holdings, Inc. – Diluted, Adjusted Earnings Per Share – Basic, and Adjusted Earnings Per Share – Diluted to the most directly comparable GAAP financial performance measure:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands except per share amounts)	2023	2022	2023	2022
Numerator:
Net income attributable to Camping World Holdings, Inc.	$15,961	$41,126	$47,833	$170,167
Adjustments related to basic calculation:
Long-lived asset impairment (a):
Gross adjustment	1,747	887	9,269	3,505
Income tax expense for above adjustment (b)	(231)	—	(1,233)	(99)
Lease termination (c):
Gross adjustment	375	—	375	1,122
Income tax expense for above adjustment (b)	(50)	—	(50)	—
Loss (gain) on sale or disposal of assets (d):
Gross adjustment	131	(40)	(5,001)	390
Income tax (expense) benefit for above adjustment (b)	(17)	(12)	667	(15)
Equity-based compensation (e):
Gross adjustment	5,466	6,792	18,316	27,434
Income tax expense for above adjustment (b)	(730)	(792)	(2,459)	(3,080)
Tax Receivable Agreement liability adjustment (f):
Gross adjustment	(1,680)	—	(1,680)	—
Income tax benefit for above adjustment (b)	422	—	422	—
Restructuring costs (g):
Gross adjustment	1,549	1,671	4,808	5,548
Income tax expense for above adjustment (b)	(205)	—	(639)	—
(Gain) loss and impairment on investments in equity securities (h):
Gross adjustment	(23)	—	1,660	—
Income tax benefit (expense) for above adjustment (b)	3	—	(222)	—
Adjustment to net income attributable to non-controlling interests resulting from the above adjustments (i)	(4,364)	(4,642)	(13,907)	(18,866)
Adjusted net income attributable to Camping World Holdings, Inc. – basic	18,354	44,990	58,159	186,106
Adjustments related to diluted calculation:
Reallocation of net income attributable to non-controlling interests from the dilutive effect of stock options and restricted stock units (j)	—	409	—	1,519
Income tax on reallocation of net income attributable to non-controlling interests from the dilutive effect of stock options and restricted stock units (k)	—	(104)	—	(404)
Reallocation of net income attributable to non-controlling interests from the dilutive redemption of common units in CWGS, LLC (j)	19,296	—	66,593	—
Income tax on reallocation of net income attributable to non-controlling interests from the dilutive redemption of common units in CWGS, LLC (k)	(4,554)	—	(16,140)	—
Adjusted net income attributable to Camping World Holdings, Inc. – diluted	$33,096	$45,295	$108,612	$187,221

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands except per share amounts)	2023	2022	2023	2022
Denominator:
Weighted-average Class A common shares outstanding – basic	44,666	41,985	44,538	42,419
Adjustments related to diluted calculation:
Dilutive redemption of common units in CWGS, LLC for shares of Class A common stock (m)	40,045	—	40,045	—
Dilutive options to purchase Class A common stock (m)	35	53	26	62
Dilutive restricted stock units (m)	434	467	308	466
Adjusted weighted average Class A common shares outstanding – diluted	85,180	42,505	84,917	42,947

Adjusted earnings per share - basic	$0.41	$1.07	$1.31	$4.39
Adjusted earnings per share - diluted	$0.39	$1.07	$1.28	$4.36

Anti-dilutive amounts (n):
Numerator:
Reallocation of net income attributable to non-controlling interests from the anti-dilutive redemption of common units in CWGS, LLC (j)	$—	$66,055	$—	$255,412
Income tax on reallocation of net income attributable to non-controlling interests from the anti-dilutive redemption of common units in CWGS, LLC (k)	$—	$(16,804)	$—	$(66,789)
Assumed income tax benefit of combining C-Corps with full or partial valuation allowances with the income of other consolidated entities after the anti-dilutive redemption of common units in CWGS, LLC (l)	$—	$627	$—	$6,464
Denominator:
Anti-dilutive redemption of common units in CWGS, LLC for shares of Class A common stock (m)	—	42,045	—	42,045

Reconciliation of per share amounts:
Earnings per share of Class A common stock — basic	$0.36	$0.98	$1.07	$4.01
Non-GAAP Adjustments (o)	0.05	0.09	0.24	0.38
Adjusted earnings per share - basic	$0.41	$1.07	$1.31	$4.39

Earnings per share of Class A common stock — diluted	$0.32	$0.97	$1.03	$3.99
Non-GAAP Adjustments (o)	0.05	0.10	0.23	0.37
Dilutive redemption of common units in CWGS, LLC for shares of Class A common stock (p)	0.02	—	0.02	—
Adjusted earnings per share - diluted	$0.39	$1.07	$1.28	$4.36

(a)	Represents long-lived asset impairment charges related to the RV and Outdoor Retail segment. See Note 4 – Restructuring and Long-Lived Asset Impairment to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional information.
(b)	Represents the current and deferred income tax expense or benefit effect of the above adjustments. For periods that ended on or before December 31, 2022, many of these adjustments were related to entities with full valuation allowances for which no tax benefit could be recognized. This assumption uses effective tax rates between 25.1% and 25.4% for the adjustments for the 2023 and 2022 periods, which represent the estimated tax rates that would apply had the above adjustments been included in the determination of our non-GAAP metric.
(c)	Represents the loss on termination of operating leases resulting from the lease termination fees and the derecognition of the operating lease assets and liabilities. See Note 4 – Restructuring and Long-Lived Asset Impairment to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional information.
(d)	Represents an adjustment to eliminate the gains and losses on disposals and sales of various assets.
(e)	Represents non-cash equity-based compensation expense relating to employees, directors, and consultants of the Company.
(f)	Represents an adjustment to eliminate the gain on remeasurement of the Tax Receivable Agreement primarily due to changes in our blended statutory income tax rate. See Note 13 ― Income Taxes to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
(g)	Represents restructuring costs relating to Active Sports Restructuring during the three and nine months ended September 30, 2023 and our 2019 Strategic Shift for periods that ended on or before December 31, 2022. These restructuring costs include one-time termination benefits, incremental inventory reserve charges, and other associated costs. These costs exclude lease termination costs, which are presented separately above. See Note 4 – Restructuring and Long-Lived Asset Impairment to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional information.
(h)	Represents loss and impairment on investments in equity securities and interest income relating to any notes receivables with those investments for periods beginning after December 31, 2022. Amounts relating to periods prior to 2023 were not significant. These amounts are included in other expense, net in the condensed consolidated statements of operations. During the nine months ended September 30, 2023, this amount included a $1.3 million impairment on an equity method investment.
(i)	Represents the adjustment to net income attributable to non-controlling interests resulting from the above adjustments that impact the net income of CWGS, LLC. This adjustment uses the non-controlling interest’s weighted average ownership of CWGS, LLC of 47.3% and

50.0% for the three months ended September 30, 2023 and 2022, respectively, and 47.3% and 49.8% for the nine months ended September 30, 2023 and 2022, respectively.
(j)	Represents the reallocation of net income attributable to non-controlling interests from the impact of the assumed change in ownership of CWGS, LLC from stock options, restricted stock units, and/or common units of CWGS, LLC.
(k)	Represents the income tax expense effect of the above adjustment for reallocation of net income attributable to non-controlling interests. This assumption uses effective tax rates between 25.1% and 25.4% for the adjustments for the 2023 and 2022 periods.
(l)	As a result of the LLC Conversion, this adjustment only relates to periods ended on or before December 31, 2022. Typically represents adjustments to reflect the income tax benefit of losses of consolidated C-Corps that under the Company’s previous equity structure, prior to the LLC Conversion, could not be used against the income of other consolidated subsidiaries of CWGS, LLC. Subsequent to the redemption of all common units in CWGS, LLC and prior to the LLC Conversion, the Company believes certain actions could have been taken such that the C-Corps’ losses could offset income of other consolidated subsidiaries. The adjustment reflects the income tax benefit assuming effective tax rate of 25.4% during 2022 for the losses experienced by the consolidated C-Corps for which valuation allowances had been recorded. No assumed release of valuation allowance established for previous periods were included in these amounts. Beginning in 2023, these C-Corp losses offset income of other consolidated subsidiaries as a result of LLC Conversion at or around December 31, 2022.
(m)	Represents the impact to the denominator for stock options, restricted stock units, and/or common units of CWGS, LLC.
(n)	The below amounts have not been considered in our adjusted earnings per share – diluted amounts as the effect of these items are anti-dilutive.
(o)	Represents the per share impact of the Non-GAAP adjustments to net income detailed above (see (a) through (h) above).
(p)	Represents the per share impact of stock options, restricted stock units, and/or common units of CWGS, LLC from the difference in their dilutive impact between the GAAP and Non-GAAP earnings per share calculations.

As discussed under “Our Corporate Structure Impact on Income Taxes” in Part I, Item 2 of this Form 10-Q, our “Up-C” corporate structure may make it difficult to compare our results with those of companies with a more traditional corporate structure. There can be a significant fluctuation in the numerator and denominator for the calculation of our adjusted earnings per share – diluted depending on if the common units in CWGS, LLC are considered dilutive or anti-dilutive for a given period. To improve comparability of our financial results, users of our financial statements may find it useful to review our earnings per share assuming the full redemption of common units in CWGS, LLC for all periods, even when those common units would be anti-dilutive. The relevant numerator and denominator adjustments have been provided under “Anti-dilutive amounts” in the table above (see (n) above).

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

Stock Repurchase Program

During the three months ended September 30, 2023, we did not repurchase Class A common stock under our stock repurchase program, which expires on December 31, 2025. As of September 30, 2023, $120.2 million was available under the stock repurchase program to repurchase additional shares of our Class A common stock.

Dividends

On May 24, 2023, in conjunction with the announcement of the declaration of the second quarter 2023 dividend to holders of Class A common stock, we announced that we had initiated an analysis of our capital allocation strategy as part of our commitment to driving long-term growth and maintaining a competitive dividend. After completing the capital allocation strategy analysis during July 2023, we announced on August 1, 2023, that the Board of Directors approved a decrease of the quarterly cash dividend to $0.125 per share of Class A common stock from $0.625 per share, beginning with the quarterly cash dividend to be paid in September 2023. This dividend was funded entirely from the Excess Tax Distribution (as defined under “Dividend Policy” included in Part II, Item 5 of our Annual Report), with no portion funded by common unit cash distributions from CWGS, LLC. We believe that this decrease in the quarterly cash dividend will help us continue to execute our expansion plans through accretive RV dealership acquisitions.

For each of the quarters from the three months ended March 31, 2022 to the three months ended June 30, 2023, we paid a quarterly cash dividend on our Class A common stock of $0.625 per share, which was funded with a $0.15 per common unit cash distribution from CWGS, LLC and the remaining $0.475 per share of Class A common stock funded with all or a portion of the Excess Tax Distribution.

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

Acquisitions and Capital Expenditures

During the nine months ended September 30, 2023, the RV and Outdoor Retail segment purchased real property for an aggregate purchase price of $64.3 million.

We announced a number of initiatives heading into 2023, including an online RV sales process, service bay expansion, the addition of design centers to our existing store footprint, and continued expansion through dealership acquisitions. We have also announced a number of land acquisitions in anticipation of constructing new stores.

Over the next twelve months, our expansion of dealerships through acquisition and construction is expected to cost between $90.0 million and $130.0 million from a combination of business acquisitions and capital expenditures relating to land, buildings, and improvements. Included in this range is $48.3 million related to business acquisitions where, at a minimum, we have already signed a letter of intent with the seller. These cost estimates exclude amounts for acquired inventories, which are primarily financed through our Floor Plan Facility. Additionally, the cost estimates do not consider potential funding received through sale leaseback transactions or other means for real estate and construction activities. We are in the early stages of evaluating additional dealership acquisition opportunities and will update our cost estimates in future periodic reports, if necessary, as there are further developments. Factors that could impact the quantity of future locations or the cost to acquire or open those locations include, but are not limited to, our ability to locate potential acquisition targets or greenfield locations in a geographic area and at a cost that meets our success criteria; continued strong cash flow generation from our operations to fund these acquisitions and new locations; and availability of financing on our Floor Plan Facility. We expect the additional cash requirements of the other announced initiatives to be immaterial.

2019 Strategic Shift

In connection with the 2019 Strategic Shift during the nine months ended September 30, 2023, we paid or otherwise settled $2.9 million of other associated costs. We expect that up to approximately $1.6 million of other associated costs and $0.6 million to $7.6 million of lease termination costs will result in future cash expenditures. The process of identifying subtenants and negotiating lease terminations has been delayed, which initially was in part due to the COVID-19 pandemic, and these delays are expected to continue. The timing of these negotiations will vary as both subleases and terminations are contingent on landlord approvals. We expect that certain of the remaining leases under the 2019 Strategic Shift will be under contract to sublease or terminated by December 31, 2023. The remaining ongoing other associated costs, net of associated sublease income, are expected to be immaterial in periods after December 31, 2023. For a discussion of the 2019 Strategic Shift and other restructuring activities, see Note 4 — Restructuring and Long-Lived Asset Impairment to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

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

Sources of Liquidity and Capital

We believe that our sources of liquidity and capital including cash provided by operating activities and borrowings under our various credit facilities, other long-term debt, and finance lease arrangements (see Liquidity and Capital Resources — Summary of Credit Facilities, Other Long-Term Debt, and Finance Lease Arrangements in Part I, Item 2 of this Form 10-Q), including additional borrowing capacity where applicable, will be sufficient to finance our continued operations, growth strategy, including the opening of any additional RV dealership locations, quarterly cash dividends (as described above), required payments for our obligations under the Tax Receivable Agreement, and additional expenses we expect to incur for at least the next twelve months. However, we cannot assure you that our cash provided by operating activities, cash and cash equivalents or cash available under our Revolving Credit Facility, our Floor Plan Facility, our Real Estate Facilities, including any potential additional borrowings, will be sufficient to meet our future needs. If we are unable to generate sufficient cash flows from operations in the future and if availability under our Revolving Credit Facility, our Floor Plan Facility, our Real Estate Facilities is not sufficient, we may have to obtain additional financing. If we obtain additional capital by issuing equity, the interests of our existing stockholders will be diluted. If we incur additional indebtedness, that indebtedness may impose significant financial and other covenants that may significantly restrict our operations. We cannot assure you that we could obtain refinancing or additional financing on favorable terms or at all, including the expected additional borrowings noted above and particularly in light of the current macroeconomic uncertainty. See “Risk Factors — Risks Related to our Business — Our ability to operate and expand our business and to respond to changing business and economic conditions will depend on the availability of adequate capital” included in Part I, Item 1A of our Annual Report.

As of September 30, 2023, December 31, 2022, and September 30, 2022, we had working capital of $523.7 million, $611.3 million, and $675.5 million, respectively, including $53.3 million, $130.1 million, and $148.2 million, respectively, of cash and cash equivalents. Our working capital reflects the cash provided by deferred revenue and gains reported under current liabilities of $99.8 million, $95.7 million, and $101.9 million as of September 30, 2023, December 31, 2022, and September 30, 2022, respectively. Deferred revenue primarily consists of cash collected for club memberships and roadside assistance contracts in advance of services to be provided, which is deferred and recognized as revenue over the life of the membership, and deferred revenue for the annual guide. We use net proceeds from this deferred membership revenue to lower our long-term borrowings and finance our working capital needs. Our Floor Plan Facility includes a flooring line aggregate interest reduction (“FLAIR”) offset account that allows us to transfer cash as an offset to the payables under the Floor Plan Facility. The FLAIR offset account at September 30, 2023 was $207.4 million, all of which could have been withdrawn while remaining in compliance with the financial covenants of the Floor Plan Facility.

Seasonality

We have experienced, and expect to continue to experience, variability in revenue, net income, and cash flows as a result of annual seasonality in our business (see Note 1 — Summary of Significant Accounting Policies — Seasonality to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q).

Cash Flow

The following table shows summary cash flow information for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
(In thousands)	2023	2022
Net cash provided by operating activities	$543,273	$523,919
Net cash used in investing activities	(277,535)	(239,305)
Net cash used in financing activities	(342,551)	(403,711)
Net decrease in cash and cash equivalents	$(76,813)	$(119,097)

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

Net cash provided by operating activities was $543.3 million in the nine months ended September 30, 2023, an increase of $19.4 million from $523.9 million of net cash provided by operating activities in the nine months ended September 30, 2022. The increase was primarily due to a $416.6 million increase in the working capital adjustment for inventory, an $8.8 million increase in the working capital adjustment for prepaid expenses and other assets, and a $5.8 million increase in long-lived asset impairment, partially offset by a $307.7 million reduction in net income, a $39.7 million decrease in the working capital adjustment for accounts payable and accrued expenses, a $26.9 million decrease in the working capital adjustment for accounts receivable and contracts in transit, an $11.9 million decrease in depreciation and amortization, a $9.1 million decrease in equity-based compensation, a $6.6 million decrease in deferred revenue, a $5.4 million increase in gain on sale or disposal of assets, and a $3.2 million decrease in deferred income taxes.

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

The table below summarizes our capital expenditures for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
(In thousands)	2023	2022
IT hardware and software	$9,691	$9,454
Greenfield and acquired dealership locations	33,159	49,079
Existing retail locations	44,482	55,445
Corporate and other	8,309	4,467
Total capital expenditures	$95,641	$118,445

Our capital expenditures consist primarily of investing in acquired and greenfield retail and RV dealership locations, existing retail locations, information technology, hardware, and software. The expected minimum capital expenditures relating to new dealerships and real estate purchases through December 31, 2023 are discussed above. As of September 30, 2023, we had entered into contracts for construction of new dealership buildings for an aggregate future commitment of capital expenditures of $31.4 million. There were no other material commitments for capital expenditures as of September 30, 2023.

Net cash used in investing activities was $277.5 million for the nine months ended September 30, 2023. The $277.5 million of cash used in investing activities was comprised of $150.5 million for the acquisition of RV dealerships, net of cash acquired, $95.6 million of capital expenditures primarily related to retail locations, $64.3 million for the purchases of real property, $3.4 million for the purchase of and loans to other investments, and $2.0 million for the purchases of intangible assets, partially offset by proceeds from the sale of real property of $35.6 million and proceeds of $2.7 million from the sale of property and equipment.

Net cash used in investing activities was $239.3 million for the nine months ended September 30, 2022. The $239.3 million of cash used in investing activities was comprised of $118.4 million of capital expenditures primarily related to retail locations, $83.2 million for the purchase of RV and outdoor retail businesses and a publication business, $41.7 million for the purchases of real property, $3.0 million for purchase of other investments, and $0.9 million for the purchase of intangible assets, partially offset by proceeds from the sale of real property of $6.8 million and proceeds of $1.1 million from the sale of property and equipment. See Note 12 – Acquisitions to our condensed consolidated financial statements included in Part 1, Item 1 of this Form 10-Q.

Financing activities. Our financing activities primarily consist of proceeds from the issuance of debt, the repayment of principal, cash dividends to holders of Class A common stock, and cash distributions to holders of CWGS, LLC common units.

Our net cash used in financing activities was $342.6 million for the nine months ended September 30, 2023. The $342.6 million of cash used in financing activities was primarily due to $273.5 million of net payments on borrowings under the Floor Plan Facility, $61.2 million of dividends paid on Class A common stock, $26.6 million of payments on long-term debt, $31.6 million of member distributions, $4.2 million for finance lease payments, $4.1 million of withholding taxes paid upon the vesting of restricted stock units (“RSUs”), and $0.9 million for debt issuance costs payments, partially offset by $59.2 million of proceeds from long-term debt and by $0.3 million of proceeds from exercise of stock options.

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

Summary of Credit Facilities, Other Long-Term Debt, and Finance Lease Arrangements

The following table shows a summary of the outstanding balances, current portion, and remaining available borrowings under our credit facilities and other long-term debt and finance lease arrangements (see definitions and further details in Note 3 – Inventories and Floor Plan Payables, Note 7 – Long-Term Debt, and Note 8 – Leases to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q) at September 30, 2023:

			Current		Remaining
(In thousands)	Outstanding		Portion		Available
Floor Plan Facility:
Notes payable - floor plan	$1,017,543		$1,017,543		$519,911	(1)
Revolving line of credit	20,885		—		49,115	(2)
Senior Secured Credit Facilities:
Term Loan Facility	1,348,882		14,015		—
Revolving Credit Facility	—		—		22,750	(3)
Other:
Real Estate Facilities	192,565	(4)	9,124	(4)	68,394	(5)
Other long-term debt	8,327		319		—
Finance lease obligations	104,623		5,563		—
	$2,692,825		$1,046,564		$660,170

(1)	The unencumbered borrowing capacity for the Floor Plan Facility represents the additional borrowing capacity less any accounts payable for sold inventory and less any purchase commitments. Additional borrowings are subject to the vehicle collateral requirements under the Floor Plan Facility. In July 2023, an amendment to the Floor Plan Facility increased the borrowing capacity under the floor plan notes payable by $150.0 million.
(2)	The revolving line of credit borrowings are limited by a borrowing base calculation but were not limited as of September 30, 2023.
(3)	The Revolving Credit Facility remaining available balance was reduced by outstanding undrawn letters of credit. The Credit Agreement requires compliance with a Total Net Leverage Ratio covenant when borrowings on the Revolving Credit Facility (excluding certain amounts relating to letters of credit) is over a 35%, or $22.8 million, threshold (Note 7 – Long-Term Debt to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q). The otherwise remaining available borrowings of $60.1 million were reduced by $37.3 million in light of this financial covenant at September 30, 2023.
(4)	Includes $4.0 million outstanding and $0.2 million current portion that are classified as liabilities related to assets held for sale (see Note 5 – Assets Held for Sale).
(5)	Additional borrowings on the Real Estate Facilities are subject to a debt service coverage ratio covenant and to the property collateral requirements under the Real Estate Facilities.

We have experienced an increase in interest rates, which are expected to remain elevated throughout 2023 and continuing into 2024. As of September 30, 2023 and 2022, the applicable interest rate for the floor plan notes payable under the Floor Plan Facility was 7.27% and 4.30%, respectively. As of September 30, 2023 and 2022, the average interest rate for the Term Loan Facility was 7.95% and 5.34%, respectively. The increase in interest rates and, to a lesser extent, higher average principal balances on our Real Estate Facilities have resulted in a combined year-over-year increase of our floor plan interest expense and other interest expense, net of $25.0 million and $86.9 million for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022, respectively.

Sale/Leaseback Arrangements

We have in the past and may in the future enter into sale-leaseback transactions to finance certain property acquisitions and capital expenditures, pursuant to which we sell property and/or leasehold improvements to third parties and agree to lease those assets back for a certain period of time. Such sales generate proceeds which vary from period to period.

On February 8, 2022, FRHP Lincolnshire, LLC sold three properties for a total sale price of $28.0 million. Concurrent with the sale of these properties, the Company entered into three separate twenty-year lease agreements, whereby the Company will lease back the properties from the acquiring company. Under each lease agreement, FR has four consecutive options to extend the lease term for additional periods of five years for each option. This transaction is accounted for as a financing transaction. The Company recorded a liability for the amount received, will continue to depreciate the non-land portion of the assets, and has imputed an interest rate so that the net carrying amount of the financial liability and remaining assets will be zero at the end of the initial lease terms. The financial liability is included in other long-term liabilities in the condensed consolidated balance sheet as of September 30, 2023.

Deferred Revenue

Deferred revenue consists of our sales for products not yet recognized as revenue at the end of a given period. Our deferred revenue as of September 30, 2023 was $170.0 million.

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

Based on September 30, 2023 debt levels (see Liquidity and Capital Resources — Summary of Credit Facilities, Other Long-Term Debt, and Finance Lease Arrangements in Part I, Item 2 of this Form 10-Q), an increase or decrease of 100 basis points in the effective interest rate would cause an increase or decrease in interest expense:

•	under our Term Loan Facility of $13.9 million over the next 12 months;
•	under our Floor Plan Facility of approximately $10.3 million over the next 12 months;
•	under our Floor Plan Facility revolving line of credit of approximately $0.2 million over the next 12 months;
•	under our Real Estate Facilities of approximately $2.0 million over the next 12 months; and
•	under our Other Long-Term Debt would be immaterial.

See “Results of Operations” in Part I, Item 2 of this Form 10-Q for a discussion of interest expense for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, respectively.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control performed during the fiscal quarter ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

The following table presents information related to our repurchases of Class A common stock for the periods indicated:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs(1)
July 1, 2023 to July 31, 2023	—	$—	—	$120,166,000
August 1, 2023 to August 31, 2023	—	—	—	120,166,000
September 1, 2023 to September 30, 2023	—	—	—	120,166,000
Total	—	$—	—	$120,166,000

(1)	On October 30, 2020, our Board of Directors authorized a stock repurchase program for the repurchase of up to $100.0 million of the Company’s Class A common stock, expiring on October 31, 2022. In August 2021 and January 2022, our Board of Directors authorized increases to the stock repurchase program for the repurchase of up to an additional $125.0 million and $152.7 million of the Company’s Class A common stock, respectively. Following these extensions, the stock repurchase program now expires on December 31, 2025. This program does not obligate the Company to acquire any particular amount of Class A common stock and the program may be extended, modified, suspended or discontinued at any time at the board’s discretion.

The table above excludes shares net settled by the Company in connection with tax withholdings associated with the vesting of restricted stock units as these shares were not issued and outstanding.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.  Exhibits

Exhibits Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Camping World Holdings, Inc.	10-Q	001-37908	3.1	11/10/16

3.2	Amended and Restated Bylaws of Camping World Holdings, Inc.	10-Q	001-37908	3.2	11/10/16

4.1	Specimen Stock Certificate evidencing the shares of Class A common stock	S-1/A	333-211977	4.1	9/13/16

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.1	Amendment No. 1 to the Eighth Amended and Restated Credit Agreement, dated July 18, 2023, among FreedomRoads, LLC, as the company and a borrower, certain subsidiaries of FreedomRoads, LLC, as subsidiary borrowers, Bank of America, N.A., as administrative agent, and the lenders party thereto	8-K	001-37908	10.1	7/20/23

10.2	Second Amendment to Employment Agreement with Karin L. Bell, dated July 13, 2023	10-Q	001-37908	10.2	8/2/23

10.3	Employment Agreement, effective as of July 13, 2023 between Camping World Holdings, Inc., CWGS Enterprises, LLC and Thomas E. Kirn	10-Q	001-37908	10.3	8/2/23

10.4	Employment Agreement, effective as of July 13, 2023 between Camping World Holdings, Inc., CWGS Enterprises, LLC and Lindsey Christen	10-Q	001-37908	10.4	8/2/23

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer					*

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer					*

32.1	Section 1350 Certification of Chief Executive Officer					**

32.2	Section 1350 Certification of Chief Financial Officer					**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					***

101.SCH	Inline XBRL Taxonomy Extension Schema Document					***

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					***

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
101.DEF	Inline XBRL Extension Definition Linkbase Document					***

101.LAB	Inline XBRL Taxonomy Label Linkbase Document					***

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					***

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					***

*     Filed herewith

**    Furnished herewith

***  Submitted electronically herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Camping World Holdings, Inc.

Date: November 2, 2023	By:	/s/ Karin L. Bell
Karin L. Bell
Chief Financial Officer

(Authorized Officer and Principal Financial Officer)