Form 10-K
period 2023-12-31
Camping World Holdings, Inc.
filed 2024-02-26
CIK 1669779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to_____

Commission file number: 001-37908

CAMPING WORLD HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	81-1737145 (I.R.S. Employer Identification No.)

2 Marriott Drive

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ⌧

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, as of June 30, 2023, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $1,247,398,270. Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the Registrant as of such date have been excluded because such persons may be deemed to be affiliates.

As of February 16, 2024, the registrant had 45,071,074 shares of Class A common stock outstanding, 39,466,964 shares of Class B common stock outstanding, and one share of Class C common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to its 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2023 are incorporated herein by reference in Part III.

Camping World Holdings, Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2023

Summary of Principal Risk Factors

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. In evaluating our company, you should consider carefully this summary of risks and uncertainties described below together with the other information included in this Annual Report on Form 10-K (“Form 10-K”), including our consolidated financial statements and related notes included in Part II, Item 8, “Financial Statements and Supplementary Data” in this Form 10-K. The occurrence of any of the following risks may materially and adversely affect our business, financial condition, results of operations and future prospects:

●	Our business model is impacted by general economic conditions in our markets, including inflation and interest rates, as well as the health of the RV industry, and ongoing economic and financial uncertainties could cause a decline in consumer spending that could adversely affect our business, financial condition and results of operations.
●	Our business is affected by the availability and cost of financing to us and our customers.
●	Fuel shortages, high prices for fuel, or changes in energy sources could have a negative effect on our business.
●	Our success depends to a significant extent on the well-being, as well as the continued popularity and reputation for quality, of our manufacturers, particularly Thor Industries, Inc. and Forest River, Inc.
●	Changes in consumer preferences for our products or our failure to gauge those preferences could lead to reduced sales and increased cost of sales and selling, general and administrative expenses.
●	We have announced a strategic review of our Good Sam business, and any resulting transaction may introduce significant risks and uncertainties.
●	Competition in the market for services, protection plans, products and resources targeting the RV lifestyle or RV enthusiast could reduce our revenues and profitability.
●	Our expansion into new, unfamiliar markets, businesses, product lines or categories presents increased risks that may prevent us from being profitable in these new markets, businesses, product lines or categories. Delays in opening or acquiring new store locations, on anticipated timelines or at all, could have a material adverse effect on our business, financial condition and results of operations.
●	Unforeseen expenses, difficulties, and delays encountered in connection with acquisitions could inhibit our growth and negatively impact our profitability.
●	Failure to maintain the strength and value of our brands could have a material adverse effect on our business, financial condition and results of operations.
●	Our failure to successfully order and manage our inventory to reflect consumer demand in a volatile market and anticipate changing consumer preferences and buying trends has, and may continue to have, an adverse effect on our business, financial condition and results of operations.
●	Our same store revenue may fluctuate and may not be a meaningful indicator of future performance.
●	Our business is seasonal and this leads to fluctuations in revenues.
●	Our ability to operate and expand our business and to respond to changing business and economic conditions will depend on the availability of adequate capital.
●	Our Senior Secured Credit Facilities and our Floor Plan Facility contain restrictive covenants that may impair our ability to access sufficient capital and operate our business.
●	We may not successfully execute or achieve the expected benefits of our cost cutting or restructuring initiatives. The restructuring initiatives may result in further asset impairment charges and adversely affect the Company’s business.

●	We primarily rely on our fulfillment and distribution centers for our retail, e-commerce and catalog businesses, and, if there is a natural disaster or other serious disruption at any such facility, we may be unable to deliver merchandise effectively to our stores or customers.
●	Natural disasters, whether or not caused by climate change, unusual weather conditions, epidemic outbreaks, terrorist acts and political events could disrupt business and result in lower sales and otherwise adversely affect our financial performance.
●	We depend on our relationships with third-party providers of services, protection plans, products and resources and a disruption of these relationships or of these providers’ operations could have an adverse effect on our business and results of operations.
●	Because certain of the products that we sell are manufactured abroad, we may face delays, new or increased tariffs, increased cost or quality control deficiencies in the importation of these products, which could reduce our net sales and profitability.
●	A portion of our net income is related to financing, insurance and extended service contracts, which depend on third-party lenders and insurance companies. We cannot assure you that third-party lending institutions will continue to provide financing for RV purchases.
●	If we are unable to retain senior executives and attract and retain other qualified employees, our business might be adversely affected.
●	We are subject to risks associated with leasing substantial amounts of space.
●	Our private brand offerings expose us to various risks.
●	We could incur asset impairment charges for goodwill, intangible assets or other long-lived assets.
●	Our business is subject to numerous federal, state and local regulations and litigation risks, and we have been named in litigation, which has resulted in substantial costs and may result in reputational harm and divert management’s attention and resources.
●	A failure in our e-commerce operations, security breaches and cybersecurity risks could disrupt our business and lead to reduced sales and growth prospects and reputational damage.
●	If we are unable to maintain or upgrade our information technology systems or if we are unable to convert to alternate systems in an efficient and timely manner, our operations may be disrupted or become less efficient.
●	Disruptions or breaches involving our or our third-party providers’ IT Systems or Confidential Information (as defined herein) could interrupt our operations, compromise our reputation, expose us to litigation, government enforcement actions and costly response measures and could have a material adverse effect on our business, financial condition and results of operations.
●	We are subject to risks associated with our organizational structure.
●	There are risks associated with ownership of our Class A common stock.

BASIS OF PRESENTATION

As used in this Form 10-K, unless the context otherwise requires, references to:

●	“we,” “us,” “our,” the “Company,” “Camping World,” “Good Sam” and similar references refer to Camping World Holdings, Inc., and, unless otherwise stated, all of its subsidiaries, including CWGS Enterprises, LLC, which we refer to as “CWGS, LLC” and, unless otherwise stated, all of its subsidiaries.
●	"Active Customer" refers to a customer who has transacted with us in any of the eight most recently completed fiscal quarters prior to the date of measurement. Unless otherwise indicated, the date of measurement is December 31, 2023, our most recently completed fiscal quarter.
●	“Continuing Equity Owners” refers collectively to ML Acquisition, funds controlled by Crestview Partners II GP, L.P. and the Former Profits Unit Holders and each of their permitted transferees that own common units in CWGS, LLC and who may redeem at each of their options their common units for, at our election (determined solely by our independent directors within the meaning of the rules of the New York Stock Exchange who are disinterested), cash or newly-issued shares of our Class A common stock. Direct exchanges of common units in CWGS, LLC by the Continuing Equity Owners with CWH for Class A common stock are included in the reference to “redemptions” in relation to common units in CWGS, LLC.
●	“Crestview” refers to Crestview Advisors, L.L.C., a registered investment adviser to private equity funds, including funds affiliated with Crestview Partners II GP, L.P.
●	“CWGS LLC Agreement” refers to CWGS, LLC’s amended and restated limited liability company agreement, as amended.
●	“Former Equity Owners” refers to those Original Equity Owners controlled by Crestview Partners II GP, L.P. that have exchanged their direct or indirect ownership interests in CWGS, LLC for shares of our Class A common stock in connection with the consummation of our initial public offering (“IPO”).
●	“Former Profits Unit Holders” refers collectively to Brent L. Moody and Karin L. Bell, who are executive officers, Andris A. Baltins and K. Dillon Schickli, who are members of our Board of Directors, and certain other current and former non-executive employees, former executive officers, and former directors, in each case, who held common units of CWGS, LLC pursuant to CWGS, LLC’s equity incentive plan that was in existence prior to our IPO and received common units of CWGS, LLC in exchange for their profits units in CWGS, LLC.
●	“ML Acquisition” refers to ML Acquisition Company, LLC, a Delaware limited liability company, indirectly controlled by our Chairman and Chief Executive Officer, Marcus Lemonis.
●	“ML Related Parties” refers to ML Acquisition and its permitted transferees of common units.
●	“ML RV Group” refers to ML RV Group, LLC, a Delaware limited liability company, wholly-owned by our Chairman and Chief Executive Officer, Marcus Lemonis.
●	“Original Equity Owners” refers to the direct and certain indirect owners of interests in CWGS, LLC, collectively, prior to the Reorganization Transactions and Recapitalization (as defined in Note 1 – Summary of Significant Accounting Policies and Note 19 – Stockholders’ Equity to our consolidated financial statements included in Part II, Item 8 of this Form 10-K, respectively) conducted in conjunction with our IPO, including ML Acquisition, funds controlled by Crestview Partners II GP, L.P. and the Former Profits Unit Holders.
●	“RV” refers to recreational vehicles.
●	“Tax Receivable Agreement” refers to the tax receivable agreement that the Company entered into with CWGS, LLC, each of the Continuing Equity Owners and Crestview Partners II GP, L.P. in connection with the Company’s IPO.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts contained in this Form 10-K may be forward-looking statements. Statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, including, among others, statements regarding the timeline for and benefits of our restructuring activities; expected new store location openings and closures, including greenfield locations and acquired locations; the impact of COVID-19 on our business; the impact of the February 2022 cybersecurity incident; sufficiency of our sources of liquidity and capital and potential need for additional financing; our stock repurchase program; future capital expenditures and debt service obligations; refinancing, retirement or exchange of outstanding debt; expectations regarding industry trends and consumer behavior and growth; our ability to capture positive industry trends and pursue growth; our product offerings and strategy; inventory management; volatility in sales and potential impact of miscalculating the demand for our products or our product mix; expectations regarding increase of certain expenses in connection with our growth; cost reduction initiatives and expected cost savings; enhancements of wages and benefits of employees; expectations regarding our pending litigation, and our plans related to dividend payments, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “can,” “continue,” “could,” “designed,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would” or the negative of these terms or other similar expressions. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including the important factors described in this Form 10-K under Item 1A. Risk Factors and in our other filings with the Securities and Exchange Commission (“SEC”), that may cause our actual results, performance or achievements to differ materially and adversely from those expressed or implied by the forward-looking statements.

Any forward-looking statements made herein speak only as of the date of this Form 10-K, and you should not rely on forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, performance, or achievements reflected in the forward-looking statements will be achieved or occur. We undertake no obligation to update any of these forward-looking statements for any reason after the date of this Form 10-K or to conform these statements to actual results or revised expectations. Additionally, our discussion of ESG issues herein is informed by various standards (including standards for the measurement of underlying data), and the interests of various stakeholders. As such, this discussion may not necessarily be “material” under the federal securities laws for SEC reporting purposes. Furthermore, parts of this information are subject to methodological considerations or information, including from third-parties, that are still evolving and subject to change. For example, our disclosures based on any standards may change due to revisions in framework requirements, availability of information, changes in our business or applicable government policies, or other factors, some of which may be beyond our control.

PART I

ITEM 1. BUSINESS

Overview

Camping World Holdings, Inc. (together with its subsidiaries) is the world’s largest retailer of recreational vehicles (“RVs”) and related products and services. Our vision is to build a long-term legacy business that makes RVing fun and easy, and our Camping World and Good Sam brands have been serving RV consumers since 1966. We strive to build long-term value for our customers, employees, and stockholders by combining a unique and comprehensive assortment of RV products and services with a national network of RV dealerships, service centers and customer support centers along with the industry’s most extensive online presence and a highly-trained and knowledgeable team of associates serving our customers, the RV lifestyle, and the communities in which we operate. We also believe that our Good Sam organization and family of services and plans enables us to connect with our customers as stewards of the RV lifestyle. On December 31, 2023, we operated a total of 202 store locations, with all locations selling and/or servicing RVs.

Business Strategy

Key elements of our business strategy are:

Offer a Unique and Comprehensive Assortment of RV Products and Services. We believe our product and service offerings represent the best and most comprehensive assortment of services, protection plans, products and resources in the RV industry. We also believe our used RV offering and reconditioning program are best in class and provide us with a unique strategic advantage in the market. Many of our offerings, including our Good Sam services and plans, our private label RVs, our digital retail experience through RVs.com, our RV manufacturer exclusive dealership locations, and our private label accessories, are unique to us and have been developed in collaboration with leading industry suppliers and RV enthusiasts. We believe our size and scale allow us to deliver exceptional value to our customers.

Operate a National Network of RV Dealerships and Service Centers. As of December 31, 2023, we operated a national network of 202 RV dealerships and/or service centers. The majority of these RV dealerships and service centers are conveniently located off major interstates and highways in key RV markets, staffed with knowledgeable local team members offering expert advice and a comprehensive assortment of RV-related products and services. Our RV dealerships and service centers are a one-stop-shop for everything RV and give RV consumers peace of mind that they can find what they need when they need it in their local market or while traveling throughout the country.

Focus on Customer Service. We believe customer service is a critical component of our business. Our dealerships and service centers are staffed with knowledgeable local team members offering expert advice and a wide assortment of products and services to approximately 5.0 million Active Customers. We currently operate call centers in Denver, CO, Bowling Green, KY, Greenville, NC, and Island Lake, IL. All associates at our call centers have been cross trained, and the call centers have redundant services and systems in place in the event of a power or connectivity disruption at one of our call center locations. Our goal is that every call to one of our call centers or to a store will be answered promptly by a live person. Our call center specialists are extensively trained to assist customers with complex orders and provide a level of service that leads to an exceptional customer experience and long-term customer relationships. In 2023, our call centers handled more than 2.4 million calls and responded to approximately 400,000 emails and social media communications.

Leverage Our Resources and Synergies. Our unique and comprehensive assortment of RV products and services, our national network of RV dealerships and service centers, our network of customer service and contact centers, and our online and e-commerce platforms all work together to service our customers and make RVing fun and easy. When a new customer engages with us across any of our business areas, the new customer enters our database and we leverage customized customer relationship management (“CRM”)

platforms and proprietary tools, such as the RV Valuator, to actively and intelligently engage, service and promote our wide range of products and services for the RV lifestyle.

Good Sam Mission. Our Good Sam mission is to clear the path ahead and empower our customer’s joy of travel. We aim to accomplish this through the following four pillars:

Our Travel Point of View	Our Products and Services	Our Customer Experience	Our Emotional Benefit

We believe that road trips and outdoor adventures don’t need to feel complex. We believe travel experiences should feel effortless and accessible, aided by our services and plans that simplify the journey for our customers.

We design products and services that think ahead to support every part of the journey. Our products and services are built to ensure that our customers have everything they need for a seamless travel experience, enabling our mission to empower joy in travel.

		We inspire confidence by being clear about our offerings. We aim to build trust through transparency and consistency, to ensure our customers feel confident and cared for at every step.	Curiosity, connection, and joy are what we strive to instill in our customers’ travel experience.

Background, Restructuring and Recent Developments

Founded in 1966, our Good Sam and Camping World brands have been serving RV owners and outdoor enthusiasts for more than 50 years. Good Sam combined with Camping World in 1997, when the Good Sam Club had approximately 911,000 members and Camping World had 26 store locations. In 2011, Camping World and Good Sam combined with FreedomRoads, a successful RV dealership business founded in 2003, to form the largest provider of products and services for RVs in North America. From 2011 to date, we have continued to expand our footprint of RV dealerships through new store openings and acquisitions.

In 2019, we made a strategic decision to refocus our business around our core RV competencies (the “2019 Strategic Shift”). This included the closure or divestiture of certain locations that did not have the ability or where it was not feasible to sell and/or service RVs. Additionally, the 2019 Strategic Shift included the exit of certain non-RV product categories. As of December 31, 2023, the activities under the 2019 Strategic Shift have been completed with the exception of certain lease termination costs and other associated costs relating to the leases of previously closed locations under the 2019 Strategic Shift.

On March 1, 2023, our management determined to implement plans (the “Active Sports Restructuring”) to exit and restructure operations of our indirect subsidiary, Active Sports, LLC, a specialty products retail business (“Active Sports”). The activities under the Active Sports Restructuring were substantially completed as of December 31, 2023. The total restructuring costs associated with the Active Sports Restructuring were $5.9 million.

On January 17, 2024, we announced that we are reviewing potential strategic alternatives for our Good Sam business, which could include a potential sale, spin off or other disposition of the business. No decision has been made whether to proceed with any particular alternative. We have not set a deadline for the strategic alternatives review process, and there can be no assurance that this process will result in any particular outcome.

See Note 5 – Restructuring and Long-lived Asset Impairment to our consolidated financial statements included in Part II, Item 8 of this Form 10-K.

Segments and Offerings

We operate two reportable segments: (i) Good Sam Services and Plans and (ii) RV and Outdoor Retail. See Note 23 — Segment Information to our consolidated financial statements included in Part II, Item 8 of this Form 10-K for further information regarding our reportable segments.

The following table presents revenue and gross profit details for our product and service offerings for the year ended December 31, 2023:

	Year Ended December 31, 2023
		Percent of		Percent of
($ in thousands)	Revenue(1)	Revenue	Gross Profit(2)	Gross Profit	Gross Margin
Good Sam Services and Plans	$193,827	3.1%	$134,436	7.2%	69.4%
New vehicles	2,576,278	41.4%	400,459	21.3%	15.5%
Used vehicles	1,979,632	31.8%	405,394	21.6%	20.5%
Products, service and other	870,038	14.0%	336,413	17.9%	38.7%
Finance and insurance, net	562,256	9.0%	562,256	29.9%	100.0%
Good Sam Club	44,516	0.7%	39,691	2.1%	89.2%
Total	$6,226,547	100.0%	$1,878,649	100.0%	30.2%
(1)	Components of revenue are presented after intersegment eliminations.
(2)	Gross profit is presented exclusive of depreciation and amortization, which is presented separately in operating expenses.

Good Sam Services and Plans

Our Good Sam Services and Plans segment consists of programs, plans and services that are geared towards protecting, insuring and promoting the RV lifestyle, and include services such as extended vehicle service contracts, vehicle roadside assistance, property and casualty insurance, travel protection, travel planning and directories, and publications. Because our Good Sam protection plans and programs are often purchased to cover a multiple-year period and are renewable, this area of our business tends to generate high-margin, recurring revenue that is driven both by new and used RV purchases and the installed base of RV owners in the United States.

Our Good Sam Services and Plans segment offerings include:

Protection Programs Ensuring travelers’ safety and financial security with comprehensive assistance and protection plans.
Emergency Programs Provide immediate aid in critical situations, including Roadside Assistance for on-the-road issues and TravelAssist for medical emergencies during travel.

Financial Protection Programs

Offer financial security against unexpected events, encompassing Extended Service Plans for RV maintenance, Good Sam Insurance Agency for tailored insurance solutions, GAP Insurance, Windshield Protection, and Product Protection Plans for various assets.

Tire & Maintenance Programs

Focus on preventative maintenance and tire care, featuring Paint & Fab to maintain the visual aesthetic and Tire & Wheel Protection to safeguard against tire-related mishaps.

Campgrounds & Destinations Dedicated to enhancing the RV and outdoor experience by providing access to an extensive network of campgrounds and unique destinations.
Good Sam Campgrounds Offers access to North America's largest network of campgrounds and RV parks, promoting a community-driven travel experience.	Coast to Coast Resorts Provides exclusive access to a selection of premium resort destinations, catering to diverse traveler preferences.

RV and Outdoor Retail

Our RV and Outdoor Retail segment consists of all aspects of our RV dealership operations, which includes selling new and used RVs, assisting with the financing of new and used RVs, selling protection and insurance related services and plans for RVs, servicing and repairing new and used RVs, installing RV parts and accessories, and selling RV and outdoor related products, parts and accessories. Within our RV and Outdoor Retail business, we also operate the Good Sam Club, which we believe is the largest membership-based RV organization in the world, with approximately 2.0 million members as of December 31, 2023. Membership benefits include, among other benefits, a variety of discounts at Camping World and Good Sam, in addition to partner campgrounds, fuel stations, and more, all of which we believe enhance the RV experience, drive customer engagement and loyalty, and provide cross-selling opportunities for our other products and services. A map depicting our national network of 202 RV dealerships and service centers as of December 31, 2023 is provided below:

RV Retail Location
15 Largest RV Markets*
*Source: Statistical Surveys, Inc.

RV and Outdoor Retail segment offerings include:

●	New and Used Vehicles. A wide selection of new and used RVs across a range of price points, classes and floor plans. The table below contains a breakdown of our new RV unit sales and average selling price by RV class for 2023. Sales of new vehicles represented 41.4%, 46.3% and 47.7% of total revenue for 2023, 2022 and 2021, respectively. Sales of used vehicles represented 31.8%, 26.9% and 24.4% of total revenue for 2023, 2022, and 2021, respectively.

•	Vehicle financing. Through arrangements with third-party lenders we are able to facilitate financing for most of the new and used RVs we sell through our store locations. Generally, our financing transactions are structured through long-term retail installment sales contracts with terms of up to 20 years, which we enter into with our customers on behalf of our third-party lenders. The retail installment sales contracts are then assigned on a non-recourse basis, with the third-party lender assuming underwriting and credit risk. In 2023, we facilitated financing transactions for approximately 79.9% of our total new units sold and 74.1% of our total used units sold for which we earn a commission from the third-party lender.
•	Protection Plans. We offer and sell a variety of protection plans and services to the purchasers of our RVs as part of the delivery process, as well as gap, tire and wheel, extended service, and paint and fabric protection plans. These products are primarily underwritten and administered by independent third parties, and we are primarily compensated on a commission basis.
•	Repair and Maintenance. We offer RV repair and maintenance services at the majority of our store locations. With over 2,700 RV service bays across our national footprint, we are equipped to offer comprehensive repair and maintenance services for most RV components.
•	RV parts, accessories and installation services. We offer a wide range of RV parts, equipment, supplies and accessories, including towing and hitching products, satellite and GPS systems, electrical and lighting products, appliances and furniture, and other products for inside the RV, at the campsite, and around the campground. Our full-service repair facilities enable us to install all parts and accessories that we sell in our store locations. We believe our ability to both sell and install parts and accessories affords us a competitive advantage over online and big box retailers that do not have service centers designed to accommodate RVs, and over RV dealerships that do not offer a comprehensive selection of parts and accessories. While we do continue to offer some non-RV outdoor products and accessories, our focus is on providing products and services that are targeted toward RV enthusiasts and owners.

•	Collision repair and restoration. We offer collision repair services, including fiberglass front and rear cap replacement, windshield replacement, interior remodel solutions, and paint and body work, at many of our store locations, including numerous with full body paint booths. We perform collision repair services for a number of insurance carriers.
•	Good Sam Club. The Good Sam Club is a prepaid subscription membership organization that offers a points-based loyalty program, where points can be earned from purchases of our products and services and redeemed for savings on future purchases of our products and services. The Good Sam Club also offers savings on a variety of products and services, including discounts on nightly rates at affiliated Good Sam RV parks and other benefits related to the RV lifestyle. We believe the Good Sam Club is the largest membership-based RV enthusiast organization in the world. As of December 31, 2023, there were approximately 2.0 million members in our Good Sam Club. A free basic tier of the Good Sam Club was introduced in 2023, which does not include most of the paid membership benefits, but allows these members to earn points at a lower rate compared to the paid membership.
•	Co-branded credit cards. We contract with Visa and Comenity Capital Bank to offer a Good Sam Rewards Visa® branded credit card, as well as a Good Sam private label credit card. Cardholders receive enhanced rewards points, which are referred to as Good Sam Rewards, for money spent at our retail locations, on our e-commerce platforms, at gas stations and at private campgrounds across the U.S. and Canada. As of December 31, 2023, we had approximately 232,000 issued and open co-branded credit card accounts.
•	RV Rentals. We facilitate an RV rental platform that connects travelers with RV owners, allowing for a flexible and personal RV experience.
•	Other activities. CW Design & Supply designs, manufactures, and distributes RV and camping furniture including our exclusive Thomasville Recreation brand, which features high-style designs that follow both classic and modern trends. We offer a variety of outdoor products and accessories through our e-commerce business.

Vehicle Sourcing and Dealer Agreements

We acquire new RVs for retail sale directly from the original equipment manufacturer. Our strategy is to partner with financially sound manufacturers that make high quality products, have adequate manufacturing capacity and distribution, and maintain an appropriate product mix. We have strategic relationships with leading RV manufacturers, including Thor Industries, Inc. and Forest River, Inc. As of December 31, 2023, Thor Industries and Forest River accounted for approximately 63.7% and 26.7%, respectively, of our new RV inventory. In certain instances, our manufacturing partners produce private label products exclusively available at our RV dealerships and through our e-commerce platforms. In 2023, we began opening manufacturer-exclusive RV dealership locations that are operated by us and provide our typical offerings of used vehicles, service, parts, and finance and insurance, but they bear the name of a particular RV manufacturer and sell that manufacturer’s new RV line.

Our supply arrangements with manufacturers are typically governed by dealer agreements, which are customary in the RV industry, made on a location-by-location basis, and each store location typically enters into multiple dealer agreements with multiple manufacturers. Dealer agreements generally give us the right to sell certain RV makes and models within an exclusive designated area. The terms of these dealer agreements typically require us to, among other things, meet all the requirements and conditions of the manufacturer’s applicable programs, maintain certain minimum inventory requirements and meet certain retail sales objectives, perform services and repairs for all owners of the manufacturer’s RVs (regardless from whom the RV was purchased) that are still under warranty, stock certain of the manufacturer’s parts and accessories needed to service and repair the manufacturer’s RVs, actively advertise and promote the manufacturer’s RVs, and indemnify the manufacturer under certain circumstances.

We primarily acquire used RVs through customer trade-ins, as well as private party purchases and consignments, and we generally recondition used RVs acquired for retail sale in our parts and service departments. Historically, used RVs that we have not sold at our RV-centric store locations generally have been sold through other channels at wholesale prices. In 2023 we introduced our first CW Auction as another means to sell RVs to individuals or wholesale to other dealerships.

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

Marketing and Advertising

The lifestyle element of the RV industry and the multi-year nature of many of our products and services provides the opportunity to build long-term relationships with our customers. Our marketing strategies are focused on developing awareness around our brands, products and services, and driving traffic to our stores and websites, and we utilize a combination of digital, social, email, direct mail, print materials, and traditional media, as well as online inventory listings to accomplish this. As part of our marketing efforts, we maintain a proprietary database of individuals and customer purchasing data that we utilize for direct mail, email, text messaging and telemarketing campaigns. As of December 31, 2023, this database contained over 31 million unique contacts. In addition, we enter into sporting event sponsorships, such as professional bull riders with the PBR Camping World Team Series, where we believe there to be a significant demographic overlap with RV and outdoor enthusiasts. Our Ultimate RV Show has evolved to be a multi-channel experience that is both online and in store locations. These shows provide a strategic opportunity to expose first-time buyers and existing RV and outdoor sports enthusiasts to our products and services.

Trademarks and Other Intellectual Property

We own a variety of registered trademarks and service marks related to our brands and our services, protection plans, products and resources, including Good Sam, Camping World, and Overton’s. We also own the copyrights to certain articles in our publications and numerous domain names, including www.goodsamclub.com, www.campingworld.com, www.rv.com, www.rvs.com, www.rvrentals.com, www.wildsam.com, www.overtons.com, and www.the-house.com, among others. We believe that our trademarks and other intellectual property have significant value and are important to our marketing efforts. We do not know of any material pending claims of infringement or other challenges to our right to use our intellectual property in the United States or elsewhere. For additional information regarding our intellectual property, see Note 8 – Goodwill and Intangible Assets to our consolidated financial statements included in Part II, Item 8 of this Form 10-K.

Human Capital Resources

Our Talent

As of December 31, 2023, we had 12,261 full-time and 395 part-time or seasonal employees. None of our employees are represented by a labor union or are party to a collective bargaining agreement, and we have had no labor-related work stoppages. We believe that our employee relations are generally good.

Development

In November 2020, we launched an entity-wide online training platform with a curriculum that is tailored to each associate’s job function. This program includes interactive courses such as communication, management, critical thinking, software skills, and workplace harassment and discrimination. Our learning and development team continues to create proprietary content for this training library. We have also invested in learning labs at the majority of our locations that provide for a dedicated space with the appropriate technology for employees to engage in their training programs.

Our service technicians are critical to providing the high-quality installation and repair services that our customers expect. Our Camping World Technical Institute (“CWTI”) includes full-time instructors at three dedicated campuses and one part-time campus as of December 31, 2023. The CWTI offers monthly 10-day training sessions to our service technicians. In 2023 and 2022, we provided Level 1 training to 1,243 and 470 service technicians through CWTI, respectively.

Diversity, Equity, and Inclusion

We believe that our Company and our brand should reflect the increasingly diverse audience of outdoor enthusiasts and our culture should promote respect and dignity of all humans. While it is our policy to not make decisions regarding hiring, promotion or compensation on the basis of any legally protected characteristics, including race or gender, we seek to promote diversity, equity and inclusion through legally compliant manners.

Community Engagement

Since 2013, we have operated the Project Good Samaritan initiative, which encourages our associates to perform eight hours of volunteer work per quarter for a cause that is meaningful to that associate, such as local soup kitchens, food pantries, home building, meal distribution, recycling programs, homeless shelters, veteran programs, and nursing homes. Associates receive paid time off for these volunteer hours. In 2019, prior to the COVID-19 pandemic, 3,364 associates volunteered 51,680 hours in their communities under the program. During January and February of 2020, 840 associates volunteered 6,268 hours in their communities under the program, before the program was suspended as a safety precaution as a result of the COVID-19 pandemic. We plan to reactivate the program in 2024.

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

Seasonality

Historically, our business has been seasonal. Since RVs are primarily used by vacationers and campers during times of warmer weather, demand for our products and services tends to be highest in the spring and summer months and lowest in the winter months. As a result, our revenue and profitability has historically been higher in the second and third quarters than in the first and fourth quarters. On average over the last three years ended December 31, 2023, we generated 30.5% and 27.4% of our annual revenue in the second and third quarters, respectively, and 23.4% and 18.7% in the first and fourth quarters, respectively. For further discussion, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Seasonality” in Item 7 of Part II of this Form 10-K.

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

Additional Information

We were incorporated in the State of Delaware in 2016. Our principal executive offices are located at 2 Marriott Drive, Lincolnshire, IL 60069 and our telephone number is (847) 808-3000. We make available our public filings, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports with the SEC free of charge through our website at www.campingworld.com in the “Investor Relations” section under “Financial Info” as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. The information contained in, or accessible through, our website does not constitute a part of this Form 10-K.

We intend to use our official Facebook, X (formerly known as Twitter), and Instagram accounts, each at the handle @CampingWorld, as a distribution channel of material information about the Company and for complying with our disclosure obligations under Regulation FD. The information we post through these social media channels may be deemed material. Accordingly, investors should subscribe to these accounts, in addition to following our press releases, SEC filings and public conference calls and webcasts. These social media channels may be updated from time to time. The information we post through these channels is not a part of this Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS

Investing in our Class A common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with the other information included in this Form 10-K. The occurrence of any of the following risks may materially and adversely affect our business, financial condition, results of operations and future prospects. In these circumstances, the market price of our Class A common stock could decline. Other events that we do not currently anticipate or that we currently deem immaterial may also affect our business, prospects, financial condition and results of operations.

Risks Related to Our Business

Our business model is impacted by general economic conditions in our markets, including inflation and interest rates, as well as the health of the RV industry, and ongoing economic and financial uncertainties could cause a decline in consumer spending that could adversely affect our business, financial condition and results of operations.

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

We also rely on our store locations to attract and retain customers and to build our customer database. If we close store locations, are unable to open or acquire new store locations on the timelines we anticipate or at all due to general economic conditions or otherwise, or experience declines in customer transactions in our existing store locations due to general economic conditions or otherwise, our ability to maintain and grow our customer database and our Active Customers will be limited, which could have a material adverse effect on our business, financial condition and results of operations.

Decreases in Active Customers, average spend per customer, or retention and renewal rates for our Good Sam services and plans has, at times, negatively affected and could in the future negatively affect our financial performance, and a prolonged period of depressed consumer spending could have a material adverse effect on our business. For instance, our Active Customers declined in 2023. In prior years, promotional activities and decreased demand for consumer products affected our profitability and margins, and this negative impact could return or worsen in future periods. In addition, adverse economic conditions may result in an increase in our operating expenses due to, among other things, higher costs of labor, energy, equipment and facilities, as well as higher tariffs. Due to fluctuations in the U.S. economy, our sales, operating and financial results for a particular period are difficult to predict, making it difficult to forecast results for future periods. Additionally, we are subject to economic fluctuations in local markets that may not reflect the economic conditions of the U.S. economy. Any of the foregoing factors could have a material adverse effect on our business, financial condition and results of operations.

In addition, the success of our recurring Good Sam services and plans, as well as our RV and outdoor retail business, depends, in part, on our customers’ use of certain RV websites and/or the purchase of services, protection plans, products and resources through participating merchants, as well as the health of the RV industry generally.

In addition, during recent periods we have faced, and may continue to face, increased competition from other businesses with similar product and service offerings. For example, our competitors have listed RVs at or below cost and we have had little visibility into our competitors or manufacturers’ inventories. As a result, we have responded and may need to further respond by establishing pricing, marketing and other programs or by seeking out additional strategic alliances or acquisitions that may be less favorable to us than we could otherwise establish or obtain in more favorable economic environments. Such programs have adversely impacted our gross margin, operating margin and selling, general and administrative expenses. In addition, declines in the national economy could cause partners or advertising customers who participate in our programs to go out of business. Should the number of partners or advertising customers entering bankruptcy rise, it is likely that the number of uncollectible accounts would also rise. These factors could have a material adverse effect on our business, financial condition and results of operations.

Our business is affected by the availability and cost of financing to us and our customers.

Our business is affected by the availability of financing to us and our customers. Generally, RV dealers, including us, finance their purchases of inventory. As of December 31, 2023, we had up to $1.85 billion in maximum borrowing capacity under our Eighth Amended and Restated Credit Agreement for floor plan financing (the “Floor Plan Facility”) (see Note 4 ─ Inventories and Floor Plan Payables to our consolidated financial statements included in Part II, Item 8 of this Form 10-K). A decrease in the availability of this type of wholesale financing or an increase in the cost of such wholesale financing could prevent us from carrying adequate levels of inventory, which may limit product offerings and could lead to reduced revenues.

Furthermore, many of our customers finance their RV purchases. Consumer credit market conditions continue to influence demand, especially for RVs, and may continue to do so. There continue to be fewer lenders, more stringent underwriting and loan approval criteria, and greater down payment requirements than in the past. Deteriorating economic conditions as a result of federal government action to control inflation, such as higher interest rates, increased unemployment, financial market uncertainty, decreases in disposable income, declines in consumer confidence, economic slowdowns or recessions has negatively impacted and may in the future negatively impact credit conditions or credit worthiness of our customers, and adversely affect the ability of consumers to finance potential purchases at acceptable terms and interest rates. For instance, the higher interest rates have limited the amount of financing that certain customers qualify for when purchasing a new or used RV. This has resulted and could in the future result in a decrease in sales of our products and have a material adverse effect on our business, financial condition and results of operations.

Fuel shortages, high prices for fuel, or changes in energy sources could have a negative effect on our business.

Gasoline or diesel fuel is currently required for the operation of RVs. There can be no assurance that the supply of these petroleum products will continue uninterrupted, that rationing will not be imposed or that the price of or tax on these petroleum products will not significantly increase in the future. Shortages of gasoline and diesel fuel have had a material adverse effect on the RV industry as a whole in the past and any such shortages or substantial increases in the price of fuel could have a material adverse effect on our business, financial condition or results of operations.

In the future, new government regulations could require us to sell RVs that rely on alternative energy sources or require consumers to purchase vehicles that rely on alternative energy sources, such as electric vehicles. Such alternative energy sources could be less desirable to our customers or result in reduced towing capacity, which may reduce demand or lower margins and adversely affect our business, financial condition or results of operations.

Our success depends to a significant extent on the well-being, as well as the continued popularity and reputation for quality, of our manufacturers, particularly Thor Industries, Inc. and Forest River, Inc.

Thor Industries, Inc. and Forest River, Inc. supplied approximately 63.7% and 26.7%, respectively, of our new RV inventory as of December 31, 2023. We depend on our manufacturers to provide us with products that compare favorably with competing products in terms of quality, performance, safety and advanced features. Any adverse change in the production efficiency, product development efforts, technological advancement, marketplace acceptance, reputation, marketing capabilities or financial condition of our manufacturers, particularly Thor Industries, Inc. and Forest River, Inc., could have a substantial adverse impact on our business. Any difficulties encountered by any of these manufacturers, resulting from economic, financial, or other factors, could adversely affect the quality and amount of products that they are able to supply to us, and the services and support they provide to us.

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

Our supply arrangements with manufacturers are typically governed by dealer agreements, which are customary in the RV industry. Our dealer agreements with manufacturers are generally made on a location-by-location basis, and each store location typically enters into multiple dealer agreements with multiple manufacturers. These dealer agreements may contain affirmative obligations that we must comply with. Our dealer agreements also generally provide for a one-year term, which is typically renewed annually. For more information on our dealer arrangements, see “Item 1. Business ─ Vehicle Sourcing and Dealer Arrangements” under Part I of this Form 10-K.

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

We cannot be certain that historical consumer preferences for RVs in general, and any related products, will remain unchanged. RVs are generally used for recreational purposes, and demand for our products may be adversely affected by competition from other activities that occupy consumers’ leisure time and by changes in consumer lifestyle, usage pattern, or taste. Similarly, an overall decrease in consumer leisure time may reduce consumers’ willingness to purchase our products. During the COVID-19 pandemic, we experienced significant acceleration in our in-store traffic and revenue trends in May 2020 continuing into the quarter ended June 30, 2021 and demand in new and used vehicles remained elevated through the remainder of 2021 and into the beginning of 2022. The industry saw an influx of new first-time participants because RVs allow people to travel in a safe and socially distant manner during the COVID-19 crisis. These trends have slowed and may not continue in the future. Over the past several years, we have seen a shift in our overall sales mix towards new travel trailer vehicles, which, prior to the COVID-19 pandemic, had led to declines in our average selling price of a new vehicle unit. From 2015 to 2023, new vehicle travel trailer units as a percent of total new vehicles increased from 62% to 75% of total new vehicle unit sales but from 2015 to 2023, our average selling price of a new vehicle unit increased from $39,853 to $43,866. As a result of the lower industry supply of travel trailers and motorhomes for much of 2021, both average cost and average sales price increased in 2022 and 2021, but average selling price began to decrease in 2023. If supply chain costs decline over the next twelve months, as expected, average sales price may continue to decline and impact our same store revenue.

We have announced a strategic review of our Good Sam business, and any resulting transaction may introduce significant risks and uncertainties.

We have initiated a strategic review of our Good Sam business, which could include a potential sale, spin off or other disposition of the business. No decision has been made whether to proceed with any particular alternative. We have not set a deadline for the strategic alternatives review process, and there can be no assurance that this process will result in any particular outcome. We expect to incur substantial costs associated with the strategic review. We are also subject to other risks in connection with the uncertainty created by the strategic review process, including stock price volatility and the ability to retain qualified employees. We do not currently intend to disclose further developments with respect to this process, unless and until our Board of Directors approves a specific transaction or otherwise concludes the review of strategic alternatives.

A strategic transaction involving our Good Sam business could create significant risks and uncertainties that could adversely affect our business, consolidated financial position and consolidated results of operations. These include, among others, the inability to find potential buyers on favorable terms, disruption to our business and/or diversion of management attention from other business concerns, the potential loss of key employees, difficulties in separating the operations of the divested business, and retention of certain liabilities related to the divested business. In addition, a strategic transaction may not be successful in achieving its intended benefits and could negatively impact our remaining business, for example through the loss of cross-selling opportunities, as any ongoing relationship with Good Sam could be uncertain. Significant time and expenses could be incurred related to any resulting transaction and such transaction may require our continued financial involvement, such as through transition service agreements, guarantees, and indemnities or other current or contingent financial obligations and liabilities.

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

Our expansion into new, unfamiliar markets, businesses, product lines or categories presents increased risks that may prevent us from being profitable in these new markets, businesses, product lines or categories. Delays in opening or acquiring new store locations, on anticipated timelines or at all, could have a material adverse effect on our business, financial condition and results of operations.

As a result of any future expansion into new, unfamiliar markets, businesses, product lines or categories, we may have less familiarity with local consumer preferences and less business, product or category knowledge with respect to new businesses, product lines or categories, and could encounter difficulties in attracting customers due to a reduced level of consumer familiarity with our brands or reduced product or category knowledge. Other factors that may impact our ability to open or acquire new store locations in new markets and to operate them profitably or acquire new businesses, product lines or categories, many of which are beyond our control, include:

●	our ability to identify suitable acquisition opportunities or new locations, including our ability to gather and assess demographic and marketing data to determine consumer demand for our products in the locations we select or accurately assess profitability;
●	our ability to negotiate favorable lease agreements;
●	our ability to secure product lines;
●	delays in the entitlement process, the availability of construction materials and labor for new store locations and significant construction delays or cost overruns;
●	our ability to secure required third-party or governmental permits and approvals;
●	our ability to hire and train skilled store operating personnel, especially management personnel;
●	our ability to provide a satisfactory mix of merchandise that is responsive to the needs of our customers living in the geographic areas where new store locations are built or acquired;
●	our ability to supply new store locations with inventory in a timely manner;
●	our competitors building or leasing store locations near our store locations or in locations we have identified as targets; and
●	regional economic and other factors in the geographic areas where we expand.

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

Finally, the size, timing, and integration of any future new store location openings or acquisitions or the acquisition of new businesses, product lines or categories may cause substantial fluctuations in our results of operations from quarter to quarter. Consequently, our results of operations for any quarter may not be indicative of the results that may be achieved for any subsequent quarter or for a full fiscal year. These fluctuations could adversely affect the market price of our common stock.

As a result of the above factors, we cannot assure you that we will be successful in operating our store locations in new markets or acquiring new businesses, product lines or categories on a profitable basis, and our failure to do so could have a material adverse effect on our business, financial condition and results of operations.

Unforeseen expenses, difficulties, and delays encountered in connection with acquisitions could inhibit our growth and negatively impact our profitability

Our ability to continue to grow through the acquisition of additional store locations will depend upon various factors, including the following:

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

As a part of our strategy, we occasionally engage in discussions with various dealerships and other outdoor lifestyle businesses regarding their potential acquisition by us. In connection with these discussions, we and each potential acquisition candidate exchange confidential operational and financial information, conduct due diligence inquiries, and consider the structure, terms, and conditions of the potential acquisition. Potential acquisition discussions frequently involve difficult business integration and other issues, including in some cases, management succession and related matters. As a result of these and other factors, a number of potential acquisitions that from time to time have been announced or appear likely to occur do not result in binding legal agreements or are not consummated. In addition, we may have disagreements with potential acquisition targets, which could lead to litigation. Acquisitions that have closed may not have the intended benefit. Any of these factors or outcomes could result in a material adverse effect on our business, financial condition and results of operations.

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

Our failure to successfully order and manage our inventory to reflect consumer demand in a volatile market and anticipate changing consumer preferences and buying trends has, and may continue to have, an adverse effect on our business, financial condition and results of operations.

Our success depends upon our ability to successfully manage our inventory and to anticipate and respond to merchandise trends and consumer demands in a timely manner. Our products are intended to appeal to consumers who are, or could become, RV owners and enthusiasts across North America. The preferences of these consumers cannot be predicted with certainty and are subject to change. Further, the retail consumer industry, by its nature, is volatile and sensitive to numerous economic factors, including consumer preferences, competition, market conditions, general economic conditions and other factors outside of our control. We typically order merchandise well in advance of the following selling season making it difficult for us to respond rapidly to new or changing product trends, increases or decreases in consumer demand or changes in prices. Additionally, we may not be able to adjust proprietary pricing tools, such as the RV Valuator, to respond to changes in consumer demand or pricing until after a trend is established. If we misjudge either the market for our merchandise or our consumers’ purchasing habits in the future, our revenues may decline significantly, and we may not have sufficient quantities of merchandise to satisfy consumer demand or sales orders, or we may be required to discount excess inventory, either of which could have a material adverse effect on our business, financial condition and results of operations. For example, in the normal course of business, we periodically will implement discounting to reduce our excess RV inventory. During 2023, we discounted 2022 and 2023 model year RVs to reduce the mix of those model years compared to incoming 2024 model year RVs that we had procured at a lower cost, which also resulted in the need for us to discount certain used RVs. This discounting resulted in a decrease in average selling prices of new and used vehicles in 2023. During the fourth quarter of 2022 and in connection with our Active Sports Restructuring during 2023, we used clearance and discounted pricing on certain categories within our products, services, and other offerings to reduce our retail inventory levels. In addition, we have exited certain non-RV retail categories because we felt those categories did not have sufficient demand or sales margins to justify our inventory levels. These activities have negatively impacted our gross margin, operating margin and selling, general and administrative expenses.

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

On average, over the three years ended December 31, 2023, we generated 30.5% and 27.4% of our annual revenue in the second and third fiscal quarters, respectively, which include the spring and summer months. We have historically incurred additional expenses in the second and third fiscal quarters due to higher purchase volumes, increased staffing in our store locations and program costs. If, for any reason, we miscalculate the demand for our products or our product mix during the second and third fiscal quarters, our sales in these quarters could decline, resulting in higher labor costs as a percentage of sales, lower margins and excess inventory, which could have a material adverse effect on our business, financial condition and results of operations. Additionally, SG&A expenses as a percentage of gross profit tend to be higher in the first and fourth quarters due to the seasonality of our business.

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

The operation of our business, the rate of our expansion and our ability to respond to changing business and economic conditions depend on the availability of adequate capital, which in turn depends on cash flow generated by our business and, if necessary, the availability of additional equity or debt capital. We also require sufficient cash flow to meet our obligations under our existing debt agreements. (See “Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Description of Senior Secured Credit Facilities and Floor Plan Facility” in Item 7 of Part II of this Form 10-K). We cannot assure you that our cash flow from operations or cash available under our financing agreements, including our $65.0 million revolving credit facility (the “Revolving Credit Facility”) or our floor plan financing through the Floor Plan Facility, will be sufficient to meet our needs. If we are unable to generate sufficient cash flows from operations in the future, and if availability under our Revolving Credit Facility or our Floor Plan Facility is not sufficient, or if additional borrowings under our Real Estate Facilities (as defined in Note 10 — Long-Term Debt to our consolidated financial statements included in Item 8 of Part II of this Form 10-K) are unavailable, we may have to obtain additional financing. If we obtain additional capital by issuing equity, the interests of our existing stockholders will be diluted. If we incur additional indebtedness, that indebtedness may contain significant financial and other covenants that may significantly restrict our operations.

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

In addition, the restrictive covenants in our Senior Secured Credit Facilities and our Floor Plan Facility require us to maintain specified financial ratios and provide for acceleration of the indebtedness thereunder in the case of certain events of default, which could have a material adverse effect on our business, financial condition and results of operations. See “Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Description of Senior Secured Credit Facilities and Floor Plan Facility” in Item 7 of Part II of this Form 10-K and Note 10 — Long-Term Debt to our consolidated financial statements included in Item 8 of Part II of this Form 10-K. Our ability to comply with those financial ratios may be affected by events beyond our control, and our failure to comply with these ratios could result in an event of default. In an event of default, we may not have sufficient funds available, or we may not have access to sufficient capital from other sources, to repay any accelerated debt and our lenders could foreclose on liens which cover substantially all of our assets.

COVID-19 had, and could have in the future, certain negative impacts on our business, and such impacts may have a material adverse effect on our results of operations, financial condition and cash flows. Other future pandemics or health crises may have similar material adverse impacts on our business.

The public health crisis caused by COVID-19 and the measures taken by governments, businesses, including us and our vendors, and the public at large to limit the impact of COVID-19 had, and could again have in the future, certain negative impacts on our business including, without limitation, the following:

●	delays in the delivery of certain products from our vendors as a result of shipping delays;
●	temporary facility closures, production slowdowns and disruption to operations;
●	increased product costs or shortages;
●	traffic at our store locations or reduced demand for our products and services;
●	labor shortages including for key positions;
●	financial impacts that could cause one or more of our counterparty financial institutions to fail or default on their obligations to us or for us to default on one or more of our credit agreements;
●	potential significant impairment charges with respect to noncurrent assets, including goodwill, other intangible assets, and other long-lived assets, as well as inventory whose fair values may be negatively affected; and
●	heightened cybersecurity risks during periods of increased remote working.

Other future pandemics or health crises may have similar material adverse impacts on our business.

We may not successfully execute or achieve the expected benefits of our cost cutting or restructuring initiatives. The restructuring initiatives may result in further asset impairment charges and adversely affect the Company's business.

In the third fiscal quarter of 2019 and the second fiscal quarter of 2023, we announced the 2019 Strategic Shift and the Active Sports Restructuring, respectively. As of December 31, 2023, the activities under each of the 2019 Strategic Shift and Active Sports Restructuring have been completed with the exception of certain lease termination costs and other associated costs relating to the leases of previously closed locations or facilities. The process of identifying subtenants and negotiating lease terminations was delayed initially in part due to the COVID-19 pandemic. The timing of these negotiations will vary as both subleases and terminations are contingent on landlord approvals and the costs may be greater than expected. In addition, the Company may need to incur further impairment charges to its long-lived assets, including its operating lease assets, as a result of the 2019 Strategic Shift. As of December 31, 2023, the Company had eight leases relating to the 2019 Strategic Shift and one lease relating to Active Sports Restructuring that had not been terminated or sublet.

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

The occurrence of one or more natural disasters, such as tornadoes, hurricanes, fires, droughts, floods, hail storms and earthquakes, unusual weather conditions, epidemic outbreaks such as Ebola, Zika virus, novel coronavirus or measles, terrorist attacks or disruptive political events in certain regions where our stores are located could adversely affect our business and result in lower sales, or could impact the degree to which travel and recreational activities remain attractive, either of which could have a material adverse effect on our business, financial condition, and results of operations. Severe weather, such as heavy snowfall or extreme temperatures, may discourage or restrict customers in a particular region from traveling to our stores or utilizing our products, thereby reducing our sales and profitability. Natural disasters including tornadoes, hurricanes, droughts, floods, hailstorms and earthquakes may damage our stores or other operations, which may materially adversely affect our consolidated financial results. The public health crisis caused by COVID-19 and the measures taken by governments, businesses, including us and our vendors, and the public at large to limit COVID-19's spread had, and could again have in the future, certain negative impacts on our business including product shortages and reduced customer demand for our products. In addition to business interruption, our retail business is subject to substantial risk of property loss due to the concentration of property at our store locations. Climate change may impact the frequency and/or intensity of such events as well as cause chronic changes, such as changes in temperature or precipitation patterns or sea-level rise, that may also have an adverse impact on our operations, including but not limited to a change in consumer behavior, including with respect to the degree to which travel and recreational activities remain attractive. To the extent these events also impact one or more of our key suppliers or result in the closure of one or more of our distribution centers or our corporate headquarters, we may be unable to maintain inventory balances, maintain delivery schedules or provide other support functions to our stores. Our insurance coverage may also be insufficient to cover all losses related to such events, or changing climatic conditions may make it so that we are not able to obtain sufficient insurance coverage on terms that we find acceptable. Any of these events could have a material adverse effect on our business, financial condition and results of operations.

We depend on our relationships with third-party providers of services, protection plans, products and resources and a disruption of these relationships or of these providers’ operations could have an adverse effect on our business and results of operations.

Our business depends in part on developing and maintaining productive relationships with third-party providers of services, protection plans, products and resources that we market to our customers. During the year ended December 31, 2023, we sourced our products from over 2,800 domestic and international vendors. Additionally, we rely on certain third-party providers to support our services, protection plans, products and resources, including insurance carriers for our property and casualty insurance and extended service contracts, banks and captive financing companies for vehicle financing and refinancing, Comenity Capital Bank as the issuer of our co-branded credit card, and a tow provider network for our roadside assistance programs. We cannot accurately predict when, or the extent to which, we will experience any disruption in the supply of products from our vendors or services from our third-party providers. Any such disruption could negatively impact our ability to market and sell our services, protection plans, products and resources, which could have a material adverse effect on our business, financial condition and results of operations. In addition, Comenity Capital Bank could decline to renew our services agreement or become insolvent and unable to perform our contract, and we may be unable to timely find a replacement bank to provide these services.

We depend on merchandise purchased from our vendors to obtain products for our store locations. We have no contractual arrangements providing for continued supply from our key vendors, and our vendors may discontinue selling to us at any time. Changes in commercial practices of our key vendors or manufacturers, such as changes in vendor support and incentives or changes in credit or payment terms, could also negatively impact our results. If we lose one or more key vendors or are unable to promptly replace a vendor that is unwilling or unable to satisfy our requirements with a vendor providing equally appealing products at comparable prices, we may not be able to offer products that are important to our merchandise assortment.

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

A portion of the products that we purchase for resale, including those purchased from domestic suppliers, is manufactured abroad in China and other countries. In addition, we believe most of our private label merchandise is manufactured abroad. Trade tensions between the United States and China, Russia and other countries has escalated in recent years. We may not be able to mitigate the impacts of any future tariffs, and our business, results of operations and financial position would be materially adversely affected. As a result, our foreign imports, in particular imports from China, subject us to the risks of changes in, or the imposition of new import tariffs, duties or quotas, new restrictions on imports, loss of “most favored nation” status with the United States for a particular foreign country, antidumping or countervailing duty orders, retaliatory actions in response to illegal trade practices, work stoppages, delays in shipment, trade route challenges due to global political tensions, freight expense increases, product cost increases due to foreign currency fluctuations or revaluations and economic uncertainties. If any of these or other factors were to cause a disruption of trade from the countries in which the suppliers of our vendors are located or impose additional costs in connection with the purchase of our products, we may be unable to obtain sufficient quantities of products to satisfy our requirements and our results of operations could be adversely affected.

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

A portion of our net income is related to financing, insurance and extended service contracts, which depend on third-party lenders and insurance companies. We cannot assure you that third-party lending institutions will continue to provide financing for RV purchases.

A portion of our net income comes from the fees we receive from lending institutions and insurance companies for arranging financing and insurance coverage for our customers unless customers prepay the financing within a specified period (generally within six months of making the loan), in which case we are required to rebate (or “chargeback”) all or a portion of the commissions paid to us by the lending institution. Our revenues from financing fees and vehicle service contract fees are recorded net of a reserve for estimated future chargebacks based on historical operating results. Lending institutions may change the criteria or terms they use to make loan decisions, which could reduce the number of customers for whom we can arrange financing, or may elect to not continue to provide these products with respect to RVs. Our customers may also use the internet or other electronic methods to find financing alternatives. If any of these events occur, we could lose a significant portion of our income and profit. Our arrangements with lending institutions are typically governed by retail dealer agreements, which are customary in the RV industry. Our retail dealer agreements with lenders are generally made on a location by location basis, and each store location typically enters into multiple retail dealer agreements with multiple lending institutions. These retail dealer agreements may contain affirmative obligations that we must comply with.

Furthermore, new and used vehicles may be sold and financed through retail installment sales contracts entered into between us and third-party purchasers. Prior to entering into a retail installment sales contract with a third-party purchaser, we typically have a commitment from a third-party lender for the assignment of such retail installment sales contract, subject to final review, approval and verification of the retail installment sales contract, related documentation and the information contained therein. Retail installment sales contracts are typically assigned by us to third-party lenders simultaneously with the execution of the retail installment sales contracts. Contracts in transit represent amounts due from third-party lenders from whom pre-arranged assignment agreements have been determined, and to whom the retail installment sales contracts have been assigned. We recognize revenue from the sale of new and used vehicles upon completion of the sale to the customer. Conditions to completing a sale include having an agreement with the customer, including pricing, whereby the sales price must be reasonably expected to be collected and having control transferred to the customer. Funding from the third-party lender is provided upon receipt, final review, approval and verification of the retail installment sales contract, related documentation and the information contained therein. Retail installment sales contracts are typically funded within ten days of the initial approval of the retail installment sales contract by the third-party lender. Contracts in transit are included in current assets in our consolidated financial statements included in Item 8 of Part II of this Form 10-K and totaled $60.2 million and $50.3 million as of December 31, 2023 and December 31, 2022, respectively. Any defaults on these retail installment sales contracts could have a material adverse effect on our business, financial condition and results of operations.

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

We have a significant amount of goodwill, intangible assets and other long-lived assets. At least annually, we review goodwill for impairment. Long-lived assets, operating lease assets, identifiable intangible assets and goodwill are also reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable from future cash flows. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. If the carrying value of a long-lived asset is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value. Our determination of future cash flows, future recoverability and fair value of our long-lived assets as well as the reporting unit fair value used in our goodwill analysis include significant estimates and assumptions. Changes in those estimates or assumptions or lower than anticipated future financial performance may result in the identification of an impaired asset and a non-cash impairment charge, which could be material. See Note 5 — Restructuring and Long-Lived Asset Impairment to our consolidated financial statements included in Item 8 of Part II of this Form 10-K for a discussion of impairment charges for the year ended December 31, 2023. We may in the future identify additional impairment charges and any such charges could adversely affect our business, financial condition and results of operations.

If we redeem or repurchase shares of our stock in the future, we could be subject to a newly enacted excise tax.

The Inflation Reduction Act of 2022 among other things, imposes a 1% excise tax on the fair market value of stock redeemed or repurchased by publicly traded corporations on or after January 1, 2023, subject to certain exceptions. The Company maintains a stock repurchase program. If we redeem or repurchase shares of our stock in the future, under our current stock repurchase program or otherwise, we could be subject to this excise tax, unless the redemptions or repurchases qualify for any of the exceptions that are provided in the Inflation Reduction Act or in future regulations or rules. Any such excise tax would be a liability of the Company and could increase the amount of tax that we are required to pay.

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

We receive, store, handle, transmit, use, and otherwise process information related to individuals, including from and about actual and prospective customers as well as our employees and service providers. We also depend on a number of third party vendors in relation to the operation of our business, a number of which process data on our behalf. We, and our vendors, are subject to a number of laws, regulations, industry standards, and other requirements relating to consumer protection, information security and, data protection and privacy, including those that apply generally to the handling of information about individuals, and those that are specific to certain industries, sectors, contexts, or locations. Many of these laws and regulations are still evolving and could be interpreted in ways that could harm our business or limit the services we are able to offer.

For example, the Federal Trade Commission and state regulators enforce a variety of data privacy issues, such as promises made in privacy policies or failures to appropriately protect information about individuals, as unfair or deceptive acts or practices in or affecting commerce in violation of the Federal Trade Commission Act or similar state laws. Moreover, certain states in the United States and most countries have adopted privacy and security laws that apply to our business. These laws generally require companies to implement specific privacy and information security controls and legal protections to protect certain types of personal information and to collect or use it subject to disclosures. Additional compliance investment and potential business process changes may continue to be required as these laws and others go into effect. Further, in order to comply with the varying state laws around data breaches, we must maintain adequate security measures, which require significant investments in resources and ongoing attention.

Further, laws, regulations, and standards covering marketing, advertising, and other activities conducted by telephone, email, mobile devices, and the internet may be or become applicable to our business, such as the Federal Communications Act, the Federal Wiretap Act, the Electronic Communications Privacy Act, the Telephone Consumer Protection Act (the “TCPA”), the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (the “CAN-SPAM Act”), and similar state consumer protection and communication privacy laws, such as California’s Invasion of Privacy Act.

Additionally, we may be considered a “financial institution” under the Gramm-Leach Bliley Act (the “GLBA”). The GLBA regulates, among other things, the use of certain information about individuals (“non-public personal information”) in the context of the provision of financial services, including by banks and other financial institutions. The GLBA includes both a “Privacy Rule,” which imposes obligations on financial institutions relating to the use or disclosure of non-public personal information, and a “safeguards rule,” which imposes obligations on financial institutions and, indirectly, their service providers to implement and maintain physical, administrative and technological measures to protect the security of non-public personal financial information. Any failure to comply with the GLBA could result in substantial financial penalties.

Even though we believe we and our vendors are generally in compliance with applicable laws, rules and regulations relating to privacy and data security, these laws are in some cases relatively new and the interpretation and application of these laws are uncertain. Any failure or perceived failure by us to comply with data privacy laws, rules, regulations, industry standards and other requirements could result in proceedings or actions against us by individuals, consumer rights groups, governmental agencies, or others. We could incur significant costs in investigating and defending such claims and, if found liable, pay significant damages or fines or be required to make changes to our business. Further, these proceedings and any subsequent adverse outcomes may subject us to significant negative publicity and an erosion of trust. If any of these events were to occur, our business, results of operations, and financial condition could be materially adversely affected.

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

Our business is also affected by other laws and regulations including, but not limited to, labor (including federal and state minimum wage and overtime requirements), advertising, real estate, promotions, quality of services, intellectual property, tax, import and export, anti-corruption, anti-competition, environmental, health and safety.

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

We have instituted various and comprehensive policies and procedures to address compliance. However, there can be no assurance that we or our employees, contractors, vendors or our agents will not violate such laws and regulations or our policies and procedures. Compliance with these laws and others may be onerous and costly, at times, and may be inconsistent from jurisdiction to jurisdiction which further complicates compliance efforts. The Company is subject to litigation related to these laws and others and has experienced an increase in wage and hour litigation. Any non-compliance with these laws and others could lead to further litigation or fines, which could adversely affect our business, results of operations and financial condition.

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

Regulatory, market, and other changes to respond to climate change may adversely impact our business, financial condition, or results of operations. The United States Environmental Protection Agency has adopted rules under existing provisions of the federal Clean Air Act that require a reduction in emissions of greenhouse gases from motor vehicles. California has also adopted more stringent rules in many cases, which certain other states also elected to follow. Both EPA and California standards may become more stringent over time. The adoption of any laws or regulations requiring significant increases in fuel economy requirements or new federal or state restrictions on vehicles and automotive fuels in the United States could adversely affect demand for those vehicles and could have a material adverse effect on our business, financial condition and results of operations.

Additionally, there is increasing environmental consciousness among consumers, which may result in decreased demand for certain of our current product or service offerings. Developing alternatives that satisfy the market’s evolving expectations of, among other things, vehicle emissions profiles may require us to incur significant costs. Additionally, there are several competing alternatives to replace petroleum-based fuels for vehicles, including but not limited to: electricity, hydrogen, and compressed and/or renewable gas. To the extent potential customers prefer technologies different from those used in the vehicles we offer for sale, or are prohibited by law in certain jurisdictions from purchasing vehicles that we sell (i.e., new vehicles that use gasoline fuel), then demand for such vehicles may not develop as quickly as we expect, or at all.

Reporting expectations for various ESG topics are also increasing, with a variety of customers, capital providers, and regulators seeking increased information on ESG-related risks. For example, various policymakers, including the Securities and Exchange Commission and the State of California, have adopted (or are considering adopting) requirements for the disclosure of a range of climate-related data and risks, which may require us to incur additional costs or otherwise adversely impact our business.

While we may at times engage in voluntary initiatives (such as voluntary disclosures, certifications, or goals, among others) or commitments to improve the ESG profile of our company and/or products, such initiatives or achievements of such commitments may be costly and may not have the desired effect. Expectations around the company’s management of ESG matters continues to evolve rapidly, in many instances due to factors that are out of our control. If we do not, or are perceived to not, take sufficient action to address ESG matters and related stakeholder expectations, we may suffer reputational damage and may be subject to investor or regulator engagement, even if our efforts are currently voluntary. Simultaneously, there are efforts by some stakeholders to reduce companies’ efforts on certain ESG-related matters. Both advocates and opponents to certain ESG matters are increasingly resorting to a range of activism forms, including media campaigns and litigation, to advance their perspectives. To the extent we are subject to such activism, it may require us to incur costs or otherwise adversely impact our business. This and other stakeholder expectations will likely lead to increased costs as well as scrutiny that could heighten all of the risks identified in this risk factor. All of these risks may also impact our suppliers or customers, which may indirectly impact our business, financial condition, or results of operations.

A failure in our e-commerce operations, security breaches and cybersecurity risks could disrupt our business and lead to reduced sales and growth prospects and reputational damage.

Consumers are increasingly embracing shopping online and through mobile commerce applications. As a result, a growing portion of total consumer expenditures with retailers is occurring online and through mobile commerce applications and a declining portion of total consumer expenditures is occurring at brick and mortar store locations. Our e-commerce business is an important element of our brands and relationship with our customers, and we expect it to continue to grow. In addition to changing consumer preferences and shifting traffic patterns and buying trends in e-commerce, we are vulnerable to additional risks and uncertainties associated with e-commerce sales, including rapid changes in technology, website downtime and other technical failures, security breaches, cyber-attacks, consumer privacy concerns, changes in state tax regimes and government regulation of internet activities (for additional discussion of security breaches and cyber attacks, see – “Disruptions or breaches involving our or our third-party providers’ information technology systems or network security could interrupt our operations, compromise our reputation, expose us to litigation, government enforcement actions and costly response measures and could have a material adverse effect on our business, financial condition and results of operations”). Our failure to successfully respond to these risks and uncertainties could reduce our e-commerce sales, increase our costs, diminish our growth prospects and damage our brands, which could negatively impact our results of operations and stock price.

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

We depend on a variety of information technology systems for the efficient functioning of our business. We rely on certain hardware, telecommunications and software vendors to maintain and periodically upgrade many of these systems so that we can continue to support our business. Various components of our information technology systems, including hardware, networks, and software, are licensed to us by third-party vendors. We rely extensively on our information technology systems to process transactions, summarize results and manage our business. Additionally, because we accept debit and credit cards for payment, we are subject to the Payment Card Industry Data Security Standard (“PCI-DSS”), issued by the Payment Card Industry Security Standards Council. Costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology such as those necessary to maintain compliance with the PCI-DSS or with maintenance or adequate support of existing systems could also disrupt or reduce the efficiency of our operations (for additional discussion of risks related to PCI-DSS, see – “Disruptions or breaches involving our or our third-party providers’ information technology systems or network security could interrupt our operations, compromise our reputation, expose us to litigation, government enforcement actions and costly response measures and could have a material adverse effect on our business, financial condition and results of operations”). Any material interruptions or failures in our payment-related systems could have a material adverse effect on our business, financial condition and results of operations.

Disruptions or breaches involving our or our third-party providers’ IT Systems or Confidential Information could interrupt our operations, compromise our reputation, expose us to litigation, government enforcement actions and costly response measures and could have a material adverse effect on our business, financial condition and results of operations.

We rely on the integrity, security and successful functioning of our computer systems, hardware, software, technology infrastructure, and online sites and networks (collectively, “IT Systems”) across our operations. While we own and operate certain parts of our IT Systems, we also rely on critical third-party service providers for an array of IT Systems and related products and services. We use IT Systems for external and internal functions, such as to support product sales, our Good Sam services and plans, manage procurement and our supply chain, track inventory information at our store locations, and to communicate customer information, aggregate daily sales, margin and promotional information. We also use IT Systems to report and audit our operational results. In addition, we and our third-party providers have access to, collect, process, use and maintain personal and confidential information regarding our customers, club members, associates, employees and suppliers, as well as proprietary information belonging to our business or to our business partners (collectively, “Confidential Information”).

We and our third-party providers experience cyberattacks and security incidents. For example, in February 2022, we announced the occurrence of a cybersecurity incident that resulted in the encryption of certain IT Systems and theft of certain data and information, including Confidential Information (the “Cybersecurity Incident”). The Cybersecurity Incident resulted in our temporary inability to access certain of our IT Systems, caused by the disabling of some of our IT Systems by the threat actor and our temporarily taking certain other IT Systems offline as a precautionary measure. We engaged outside forensics and cybersecurity experts, and launched containment and remediation efforts and a forensic investigation, which was completed as of September 30, 2022. Through our investigation, we identified that personal information of approximately 30,000 individuals was acquired without authorization, including, depending on the individual, dates of birth, Social Security numbers, and driver’s license numbers.

We have incurred and expect to continue to incur costs related to the Cybersecurity Incident, including legal and other professional fees, and investments related to the security of our IT Systems. Other actual and potential consequences include, but are not limited to, negative publicity, reputational damage, lost trust with customers, and regulatory enforcement action. In December 2022, three putative class action complaints were filed against us and certain of our subsidiaries arising out of the Cybersecurity Incident. The Company and plaintiffs executed a settlement agreement to resolve the putative class action complaints for an immaterial amount subject to court approval. As such, we expect to pay a settlement amount, and this litigation could also result in other financial judgments or disputes with insurance carriers concerning coverage.

We continue to face numerous and evolving cybersecurity risks that threaten the confidentiality, integrity, and availability of our IT Systems and Confidential Information. We are vulnerable to cybersecurity risks from diverse threat actors such as state sponsored organizations and opportunistic hackers and hacktivists, as well as through diverse attack vectors, (for example, ransomware, viruses, advanced persistent threats, misconduct by external or inside actors, social engineering/phishing, human error by associates and contractors, and malicious code embedded in open source software), as well as from bugs, misconfigurations and vulnerabilities in commercial software that is integrated into our (or our suppliers’ or service providers’) IT Systems, products, or services. Thus, we remain vulnerable to further successful cyberattacks, security breaches and disruptions to our IT Systems and our Confidential Information, in addition to damage or interruption to our IT Systems and Confidential Information from earthquakes, acts of war or terrorist attacks, floods, fires, tornadoes, hurricanes, power loss and outages, computer and telecommunications failures and similar incidents. Some of our systems are not fully redundant, and our disaster recovery planning cannot account for all eventualities. The COVID-19 pandemic also presented additional operational and cybersecurity risks due to the prevalence of work-from-home arrangements.

We expect cyberattacks to accelerate going forward. Threat actors are becoming more sophisticated and difficult to anticipate or deflect as they increasingly use tools and techniques, including artificial intelligence designed to circumvent security controls, to avoid detection, and to remove forensic evidence that may be needed to effectively identify, investigate and remediate attacks. As a result, we may be unable to detect, investigate, remediate or recover from future attacks or incidents, or to avoid a material adverse impact to our IT Systems, Confidential Information, or business. There can also be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our IT Systems and Confidential Information. Because we make extensive use of third party suppliers and service providers, such as cloud services that support our internal and customer-facing operations, successful cyberattacks that disrupt or result in unauthorized access to third party IT Systems can materially impact our operations and financial results.

Any adverse impact to the availability, integrity, or confidentiality of our IT Systems, or Confidential Information could result in interruptions in our services, noncompliance with certain laws and regulations, substantial negative media attention, damage to our club member, customer and supplier relationships and our reputation, exposure to litigation (including class actions), regulatory investigations, and lost sales, fines, penalties, lawsuits, and increased remediation costs, any or all of which could have a material adverse effect on our business, financial condition and results of operations. We cannot guarantee that any costs and liabilities incurred in relation to an attack or incident will be covered by our existing insurance policies or that applicable insurance will be available to us in the future on economically reasonable terms or at all. Finally, there can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems and information.

In addition, we may be subject to specific data security frameworks and/or laws that require us to maintain a certain level of security, and the regulatory environment surrounding information security and privacy is increasingly demanding, with the frequent imposition of new and constantly changing requirements across our business. For example, amendments to the Safeguards Rule of the Gramm-Leach-Bliley Act require covered financial institutions to adopt specific data security measures as of June 9, 2023. In addition, customers have a high expectation that we will adequately protect their personal information from cyberattack or other security breaches. A significant breach of Confidential Information, including personal information, could attract a substantial amount of negative media attention, damage our club member, customer and supplier relationships and our reputation, and result in lost sales, fines and/or lawsuits, and new laws such as the CCPA impose statutory damages for certain types of data breaches that affect the personal information of consumers.

Moreover, as we accept debit and credit cards for payment, we are subject to the PCI-DSS, issued by the Payment Card Industry Security Standards Council. PCI-DSS contains compliance guidelines with regard to our security surrounding the physical and electronic storage, processing and transmission of cardholder data. If we or our service providers are unable to comply with the security standards established by banks and the payment card industry, we may be subject to fines, restrictions and expulsion from card acceptance programs, which could materially and adversely affect our business.

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

We have been named in the past, are currently named and may be named in the future as defendants of class action lawsuits. We have been subject to securities class action litigation and may be subject to similar or other litigation in the future. For information regarding these lawsuits, refer to Note 14, Commitments and Contingencies – Litigation of our consolidated financial statements included in Part II, Item 8 of this Form 10-K.

The results of the securities class action lawsuits, stockholder derivative lawsuits, and any other future legal proceedings cannot be predicted with certainty. Regardless of their subject matter or merits, such legal proceedings have resulted in and are likely to continue to result in significant cost to us, which may not be covered by insurance, may divert the attention of management or may otherwise have an adverse effect on our business, financial condition and results of operations. Negative publicity from litigation, whether or not resulting in a substantial cost, could materially damage our reputation and could have a material adverse effect on our business, financial condition, results of operations, and the price of our Class A common stock. In addition, such legal proceedings may make it more difficult to finance our operations.

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

As discussed in Note 19 ─ Stockholders’ Equity to our consolidated financial statements included in Item 8 of Part II of this Form 10-K, we entered into a voting agreement in connection with our IPO with ML Acquisition Company, LLC, a Delaware limited liability company, which is indirectly owned by each of Stephen Adams and our Chairman and Chief Executive Officer, Marcus Lemonis (“ML Acquisition”), ML RV Group, LLC, a Delaware limited liability company, wholly owned by our Chairman and Chief Executive Officer, Marcus Lemonis (“ML RV Group”), CVRV Acquisition LLC and CVRV Acquisition II LLC (the “Voting Agreement”). Subject to the Voting Agreement, Marcus Lemonis, through his beneficial ownership of our shares directly or indirectly held by ML Acquisition and ML RV Group, may approve or disapprove substantially all transactions and other matters requiring approval by our stockholders, such as a merger, consolidation, dissolution or sale of all or substantially all of our assets, the issuance or redemption of certain additional equity interests, and the election of directors including transactions that may not be in the best interests of holders of our Class A common stock or, conversely, prevent the consummation of transactions that may be in the best interests of holders of our Class A common stock.

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

We are a holding company and had no material assets as of December 31, 2023, other than our ownership of 45,020,116 common units, representing a 52.9% economic interest in the business of CWGS, LLC, an affiliate loan receivable with CWGS Group, LLC of $30.0 million, and cash of $1.9 million. We have no independent means of generating revenue or cash flow, and our ability to pay dividends in the future, if any, will be dependent upon the financial results and cash flows of CWGS, LLC and its subsidiaries and distributions we receive from CWGS, LLC. There can be no assurance that our subsidiaries will generate sufficient cash flow to dividend or distribute funds to us or that applicable state law and contractual restrictions, including negative covenants in our debt instruments, will permit such dividends or distributions.

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

The payment obligation is an obligation of us and not of CWGS, LLC. The amount of the cash payments that we may be required to make under the Tax Receivable Agreement could be significant. Payments under the Tax Receivable Agreement will be based on the tax reporting positions that we determine, which tax reporting positions are subject to challenge by taxing authorities. Any payments made by us to the Continuing Equity Owners and Crestview Partners II GP, L.P. under the Tax Receivable Agreement will generally reduce the amount of overall cash flow that might have otherwise been available to us. To the extent that we are unable to make timely payments under the Tax Receivable Agreement for any reason, the unpaid amounts will be deferred and will accrue interest until paid by us. Nonpayment for a specified period may constitute a material breach of a material obligation under the Tax Receivable Agreement and therefore may accelerate payments due under the Tax Receivable Agreement. Furthermore, our future obligation to make payments under the Tax Receivable Agreement could make us a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that may be deemed realized under the Tax Receivable

Agreement. The payments under the Tax Receivable Agreement are also not conditioned upon the Continuing Equity Owners or Crestview Partners II GP, L.P. maintaining a continued ownership interest in CWGS, LLC.

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

At December 31, 2023, we had an aggregate of 202,428,913 shares of Class A common stock authorized but unissued, including 40,044,536 shares of Class A common stock issuable, at our election, upon redemption of CWGS, LLC common units held by the Continuing Equity Owners. In connection with our IPO, CWGS, LLC entered into the CWGS LLC Agreement, and subject to certain restrictions set forth therein, the Continuing Equity Owners are entitled to have their common units redeemed from time to time at each of their options for, at our election (determined solely by our independent directors (within the meaning of the rules of the NYSE) who are disinterested), newly-issued shares of our Class A common stock on a one-for-one basis or a cash payment equal to a volume weighted average market price of one share of Class A common stock for each common unit redeemed, in each case in accordance with the terms of the CWGS LLC Agreement; provided that, at our election (determined solely by our independent directors (within the meaning of the rules of the NYSE) who are disinterested), we may effect a direct exchange of such Class A common stock or such cash, as applicable, for such common units. The Continuing Equity Owners may exercise such redemption right for as long as their common units remain outstanding. In connection with our IPO, we also entered into a Registration Rights Agreement pursuant to which the shares of Class A common stock issued upon such redemption and the shares of Class A common stock issued to the Former Equity Owners in connection with the corporate reorganization transactions entered into in connection therewith will be eligible for resale, subject to certain limitations set forth therein. The market price of shares of our Class A common stock could decline as a result of these redemptions or sales, or as a result of the perception that they could occur.

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

We have reserved shares for issuance under our 2016 Incentive Award Plan (the “2016 Plan”) in an amount equal to 9,216,232 shares of Class A common stock as of December 31, 2023, including shares of Class A common stock issuable pursuant to 192,507 stock options and 1,874,558 restricted stock units that were granted to certain of our directors and certain of our employees. Any Class A common stock that we issue, including under our 2016 Plan or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership of holders of our Class A common stock.

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

We have paid a regular cash dividend using distributions from CWGS, LLC, including all or a portion of the Excess Tax Distribution (as defined under “Dividend Policy” included in Part II, Item 5 of this Form 10-K), to the holders of our Class A common stock from time to time, subject to the discretion of our Board of Directors. However, the payment of future dividends on our Class A common stock will be subject to our discretion as the sole managing member of CWGS, LLC, the discretion of our Board of Directors and will depend on, among other things, our results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, restrictions in our debt agreements and in any preferred stock, business prospects and other factors that our Board of Directors may deem relevant. Additionally, our ability to distribute any Excess Tax Distribution will also be subject to no early termination or amendment of the Tax Receivable Agreement, as well as the amount of tax distributions actually paid to us and our actual tax liability, which will be affected by the conversion of certain subsidiaries, including Camping World, Inc., to limited liability companies (see Note 12 – Income Taxes to our consolidated financial statements included in Part II, Item 8 of this Form 10-K). As a consequence of these limitations and restrictions, we may not be able to make, or may have to reduce or eliminate, the payment of dividends on our Class A common stock. Additionally, any change in the level of our dividends or the suspension of the payment thereof could adversely affect the market price of our Class A common stock. For additional information on our payments of dividends, see "Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Dividend Policy" under Part II of this Form 10-K.

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

We are a Delaware corporation, and the anti-takeover provisions of Delaware law impose various impediments to the ability of a third party to acquire control of us, even if a change of control would be beneficial to our existing stockholders. In addition, our amended and restated certificate of incorporation and our amended and restated bylaws contain provisions that may make the acquisition of our Company more difficult without the approval of our Board of Directors, including, but not limited to, the following:

●	our Board of Directors is classified into three classes, each of which serves for a staggered three-year term;
●	a majority of our stockholders or a majority of our Board of Directors may call special meetings of our stockholders, and until such time as the ML Related Parties, directly or indirectly, beneficially own in the aggregate, less than 27.5% of all of the outstanding common units of CWGS, LLC, only the chairperson of our Board of Directors or a majority of our Board of Directors may call special meetings of our stockholders;
●	we have authorized undesignated preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval;
●	any action required or permitted to be taken by our stockholders at an annual meeting or special meeting of stockholders may be taken without a meeting, without prior notice and without a vote, if a written consent is signed by the holders of our outstanding shares of common stock representing not less than the minimum number of votes that would be necessary to authorize such action at a meeting at which all outstanding shares of common stock entitled to vote thereon, and at such time as the ML Related Parties, directly or indirectly, beneficially own in the aggregate, less than 27.5% of all of the outstanding common units of CWGS, LLC, any action required or permitted to be taken by our stockholders at an annual meeting or special meeting of stockholders may not be taken by written consent in lieu of a meeting;
●	our amended and restated certificate of incorporation may be amended or repealed by the affirmative vote of a majority of the votes which all our stockholders would be eligible to cast in an election of directors and our amended and restated bylaws may be amended or repealed by a majority vote of our Board of Directors or by the affirmative vote of a majority of the votes which all our stockholders would be eligible to cast in an election of directors, and at such time as the ML Related Parties, directly or indirectly, beneficially own in the aggregate, less than 27.5% of all of the outstanding common units of CWGS, LLC, our amended and restated certificate of incorporation and our amended and restated bylaws may be amended or repealed by the affirmative vote of the holders of at least 66 2/3% of the votes which all our stockholders would be entitled to cast in any annual election of directors and our amended and restated bylaws may also be amended or repealed by a majority vote of our Board of Directors;
●	we require advance notice for stockholder proposals and nominations; and
●	we have opted out of Section 203 of the Delaware General Corporation Law of the State of Delaware (the “DGCL”), however, our amended and restated certificate of incorporation contains provisions that are similar to Section 203 of the DGCL (except with respect to ML Acquisition and Crestview and any of their respective affiliates and any of their respective direct or indirect transferees of Class B common stock).

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

Our amended and restated certificate of incorporation provides, subject to certain exceptions, that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters, and our amended and restated bylaws designate the federal district courts of the United States as the exclusive forum for actions arising under the Securities Act of 1933, as amended, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

Our amended and restated certificate of incorporation provides, subject to limited exceptions, that the Court of Chancery of the State of Delaware will, to the fullest extent permitted by law, be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders; (iii) any action asserting a claim against us, any director or our officers or employees arising pursuant to any provision of the DGCL, our amended and restated certificate of incorporation or our amended and restated bylaws; or (iv) any action asserting a claim against us, any director or our officers or employees that is governed by the internal affairs doctrine. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock are deemed to have notice of and to have consented to the provisions of our amended and restated certificate of incorporation described above. In addition, our amended and restated bylaws provide that the federal district courts of the United States are the exclusive forum for any complaint raising a cause of action arising under the Securities Act of 1933, as amended. These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders which may discourage lawsuits with respect to such claims.

Alternatively, if a court were to find the choice of forum provisions in our amended and restated certificate of incorporation or our amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially adversely affect our business, financial condition and results of operations.

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

In addition, we may be subject to audits of our income, sales and other transaction taxes by U.S. federal and state authorities. We are currently under California state audit (see Note 12 – Income Taxes to our consolidated financial statements included in Part II, Item 8 of this Form 10-K). Outcomes from these audits could have an adverse effect on our operating results and financial condition.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity risk management program includes a cybersecurity incident response plan.

We design and assess our program based on the National Institute of Standards and Technology Cybersecurity Framework (“NIST CSF”). This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the NIST CSF as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.

Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, operational, and financial risk areas.

Our cybersecurity risk management program includes:

●	risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise IT environment;
●	a security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, (3) our cybersecurity operations center and third party service providers responsible for monitoring and measuring threats, and (4) our response to cybersecurity incidents;

●	the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls;
●	regular testing of our critical systems to identify and address potential vulnerabilities;

●	cybersecurity awareness training of our employees, incident response personnel, and senior management;
●	a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
●	a third party risk management process for certain service providers, suppliers, and vendors.

There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems and information.

We regularly experience cyberattacks and other incidents, and will continue to experience varying degrees of attacks and incidents in the future. To date, we have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition, however we cannot guarantee that material incidents will not occur in the future.

Cybersecurity Governance

Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee (“Committee”) oversight of cybersecurity and other information technology risks. The Committee oversees management’s implementation of our cybersecurity risk management program.

The Committee receives briefings from our Chief Information Security Officer (“CISO”) on our cybersecurity risks no less than annually. In addition, management updates the Committee in addition to the full Board, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential.

The Company’s information security team, led by our CISO, is responsible for leading enterprise-wide cybersecurity strategy, policy, standards, architecture, and processes. The CISO reports to the Chief Administrative and Legal Officer, who, together with other members of our management team, including the Chief Financial Officer, Chief Operating Officer, and Chief Accounting Officer are responsible for assessing and managing our material risks from cybersecurity threats based on regular reports from the CISO and Chief Information Officer. The CISO together with the Chief Information Officer regularly report on the status of projects to strengthen the security of our information technology systems and efforts regarding the prevention, detection, mitigation, and remediation of cybersecurity events. Reports may include briefings that have been informed by internal security personnel, threat intelligence and other information obtained from governmental, public, or private sources in addition to alerts and reports produced by security tools deployed in the IT environment.

Our CISO has 25 years of experience in industries including government, retail, and manufacturing, and industry certifications including CISSP and GIAC. Our CISO also has experience in forensic investigations, strategic risk management, and security program development. The information security team has an average of 15 years of prior work experience in roles including incident response, forensics, vulnerability management network security administration, fraud prevention, and other governance, risk, and compliance areas. The team maintains subject matter expert level knowledge in cybersecurity frameworks and governance organizations such as NIST, ISO27001, and PCI along with industry certifications commensurate with their roles.

ITEM 2. PROPERTIES

We typically lease the real properties where we have operations. Our real property leases generally provide for fixed monthly rentals with annual escalation clauses. The table below sets forth certain information concerning our offices and distribution centers as of December 31, 2023, and the lease expiration dates include all stated option periods.

	Square Feet	Acres	Lease Expiration(1)	Owned
Office Facilities:
Lincolnshire, Illinois (Corporate headquarters and RV and Outdoor Retail headquarters) (2)	33,090		2024
Englewood, Colorado (Good Sam Services and Plans operations, customer contact and service center and information system functions)	59,704		2054
Bowling Green, Kentucky (RV and Outdoor Retail administrative and information systems functions)	33,947		2054
Oxnard, California (Good Sam Services and Plans publishing and administrative)	10,254		2025
Lakeville, Minnesota (RV and Outdoor Retail administrative and information systems functions)	11,961		2047
Chicago, Illinois (Administrative and information systems functions)	15,976		2039
Elkhart, Indiana (RV furniture distributor corporate headquarters)	11,333			X
Retail Distribution Centers:
Lebec, CA	389,160	32.9	2026
Lebanon, Indiana	707,952	32.3	2040
Elkhart, Indiana (County Road) (3)	256,652	14.3		X
Elkhart, Indiana (Chelsea) (3)	115,991	11.4	2029

(1)	Assumes exercise of applicable lease renewal options.
(2)	The Company transitioned the corporate headquarters and RV and Outdoor Retail headquarters during the first quarter of 2024 to a new Lincolnshire, IL office building. The new location, purchased in October 2022, consists of 42,845 square feet and is located on 3.45 acres.
(3)	These separate properties in Elkhart, Indiana function together as the distribution center for the RV furniture products within the RV and Outdoor Retail segment.

As of December 31, 2023, we had 202 store locations in 43 states of which we lease 159 locations. These locations generally range in size from approximately 20,000 to 80,000 square feet and are typically situated on approximately 8 to 50 acres. The leases for our store locations typically have terms of 15 to 20 years, with multiple renewal terms of five years each. These leases are typically “triple net leases” that require us to pay real estate taxes, insurance and maintenance costs.

ITEM 3. LEGAL PROCEEDINGS

For information regarding legal proceedings, refer to Note 14 – Commitments and Contingencies – Litigation of our consolidated financial statements included in Part II, Item 8 of this Form 10-K.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

Information About Our Executive Officers and Directors

The following table provides information regarding the Company’s executive officers and directors (ages are as of February 26, 2024):

Name		Age		Position(s)
Marcus A. Lemonis		50		Chairman and Chief Executive Officer
Brent L. Moody		62		President and Director
Karin L. Bell		64		Chief Financial Officer
Matthew D. Wagner		38		Chief Operating Officer
Lindsey J. Christen		43		Chief Administrative and Legal Officer and Secretary
Thomas E. Kirn		37		Chief Accounting Officer
Andris A. Baltins		78		Director
Brian P. Cassidy		50		Director
Mary J. George		73		Director
Michael W. Malone		65		Director
K. Dillon Schickli		70		Director

Set forth below is a description of the background of each of the Company’s executive officers and directors.

Marcus A. Lemonis has served as Camping World Holdings, Inc.’s Chairman and Chief Executive Officer and on the Board of Directors of Camping World Holdings, Inc. since March 2016, as the President and Chief Executive Officer and on the Board of Directors of CWGS, LLC since February 2011, as the Chief Executive Officer and on the Board of Directors of Good Sam Enterprises, LLC since January 2011, as President and Chief Executive Officer and on the Board of Directors of Camping World, Inc. since September 2006 and as the President and Chief Executive Officer and on the Board of Directors of FreedomRoads, LLC since May 1, 2003. Mr. Lemonis received a B.A. from Marquette University. Mr. Lemonis’ extensive experience in retail, RV and automotive, business operations and entrepreneurial ventures makes him well qualified to serve on our Board of Directors.

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

Lindsey J. Christen has served as Chief Administrative and Legal Officer of Camping World Holdings, Inc. and its subsidiaries since July 2023. Ms. Christen previously served as Executive Vice President of Camping World Holdings, Inc. and its subsidiaries from February 2022 until July 2023 and General Counsel and Secretary of Camping World Holdings, Inc. and CWGS, LLC and its subsidiaries since June 2020. Ms. Christen previously served as Senior Vice President of CWGS, LLC and its subsidiaries from June 2020 to February 2022, as Assistant General Counsel of Good Sam Enterprises, LLC, Camping World, Inc. and FreedomRoads, LLC from 2011 until June 2020, and Corporate Counsel of Camping World, Inc. and FreedomRoads, LLC from 2008 to 2011. Ms. Christen received a J.D. from Brooklyn Law School in 2007 and a B.A. from Villanova University.

Thomas E. Kirn has served as the Company’s Chief Accounting Officer since September 2020. Mr. Kirn joined the Company in September 2019 as the Chief Financial Officer for FreedomRoads, LLC (“FreedomRoads”), an indirect subsidiary of the Company. Prior to joining FreedomRoads, Mr. Kirn held various roles at Ernst & Young, LLP from 2009 to 2019. Mr. Kirn holds a B.A. in Accounting and a B.A. in Hispanic Studies from Illinois Wesleyan University.

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

Brian P. Cassidy has served on the Board of Directors of Camping World Holdings, Inc. since March 2016 and on the Board of Directors of CWGS, LLC since March 2011. Mr. Cassidy is the president and a partner at Crestview, which he joined in 2004, and currently serves as head of Crestview’s media and communications strategy. Mr. Cassidy currently serves as a director of WideOpenWest, Inc., since December 2015, and Viad Corp., since August 2020, and has served as a director of various private companies, including Hornblower Holdings since April 2018, Congruex LLC since November 2017, FC3 since November 2020, Digicomm since August 2020 and is chairman of TenCate Grass since September 2021. Mr. Cassidy previously served as a director of Cumulus Media, Inc., a public company, from May 2014 until March 2017, and served as a director of various private companies, including Industrial Media from October 2016 to February 2022, ICM Partners from December 2019 to June 2022, NEP Group, Inc. from December 2012 to October 2018, Interoute Communications Holdings from April 2015 until May 2018, OneLink Communications from May 2007 until November 2012 and ValueOptions, Inc. from December 2007 until December 2014. He was also involved with Crestview’s investments in Charter Communications, Inc. and Insight Communications, Inc. Prior to joining Crestview, Mr. Cassidy worked in private equity at Boston Ventures, where he invested in companies in the media and communications, entertainment and business services industries. Previously, he worked as the acting chief financial officer of one of Boston Ventures’ portfolio companies. Prior to that time, Mr. Cassidy was an investment banking analyst at Alex. Brown & Sons, where he completed a range of financing and mergers and acquisitions assignments for companies in the consumer and business services sectors. Mr. Cassidy received an M.B.A. from the Stanford Graduate School of Business and an A.B. in Physics from Harvard College. Mr. Cassidy’s private equity investment and company oversight experience and background with respect to acquisitions, debt financings and equity financings make him well qualified to serve on our Board of Directors.

Mary J. George has served on the Board of Directors of Camping World Holdings, Inc. since January 2017. She has also served on the board of ASP Conair Holdings LP, owner of Conair Corporation, a private U.S.- based company that sells small appliances, personal care, and health and beauty products, since January 2022. She has also served on the board of Hyduro, Inc., a private company and developer of a mobile connected smart water bottle cap, designed to optimize personal hydration by providing timely feedback, since March 2022. Ms. George also served as executive chairman of Ju-Ju-Be, a private company and retailer of premium diaper bags and other baby products from January 2018 to September 2022. Ms. George has been a founding partner of Morningstar Capital Investments, LLC, an investment firm, since 2001. Ms. George served as chief executive officer and a director at Easton Hockey Holdings Inc., a private manufacturer of ice hockey equipment, from August 2014 to December 2016. From 2002 to 2015, Ms. George held various positions, including co-chairman (2002 to 2009) and vice chairman (2009 to 2015), at Bell Automotive Products, Inc., a private manufacturer of automotive accessories. From 1994 to 2004, Ms. George held various positions, including chief operating officer (1995 to 1998), chief executive officer (1998 to 2000), and chairman (2000 to 2004), at Bell Sports Inc., a formerly public helmet manufacturer. Ms. George also currently serves or previously served as a director of various public and private companies, including Image Entertainment, Inc., a formerly public independent distributor of home entertainment programming, from 2010 to 2012, Oakley, Inc., a public sports equipment and lifestyle accessories manufacturer, from 2004 to 2007, BRG Sports Inc. since 2013, 3 Day Blinds Inc. from 2007 to 2015, and Oreck Corporation from 2008 to 2012. Ms. George’s experience in sales, marketing and general management in the consumer products industry, as well as success in the development of internationally renowned branded products, provides our Board of Directors with greater insight in the areas of product branding and strategic growth in the consumer products industry, and make her well-qualified to serve on our Board of Directors.

Michael W. Malone has served on the Board of Directors of Camping World Holdings, Inc. since May 2019. Mr. Malone was Vice President, Finance and Chief Financial Officer of Polaris Industries Inc. ("Polaris"), a manufacturer of power sports vehicles, from January 1997 to July 2015 and retired from Polaris in March 2016. From January 1997 to January 2010, Mr. Malone also served as Corporate Secretary. Mr. Malone was Vice President and Treasurer of Polaris from December 1994 to January 1997 and was Chief Financial Officer and Treasurer of a predecessor company of Polaris from January 1993 to December 1994. Mr. Malone joined Polaris in 1984 after four years with Arthur Andersen LLP. Mr. Malone has served on the board and on the Audit (chair), Finance and Nominating and Governance Committees of Armstrong Flooring, Inc., formerly a public company, since October 2016 as well as the boards of various nonprofit organizations. Mr. Malone has served on the board of Don Stevens, LLC, a private company, since May 2021. Mr. Malone previously served on the board of Stevens Equipment Supply LLC, a private company, from May 2011 until October 2020. Mr. Malone received a B.A. in accounting and business administration from St. John's University (Collegeville, Minnesota). Mr. Malone's experiences as the former Chief Financial Officer of a public company, his public company board experience, and his in-depth knowledge of the outdoor lifestyle industry make him well qualified to serve on our Board of Directors.

K. Dillon Schickli has served on the Board of Directors of Camping World Holdings, Inc. since March 2016 and on the Board of Directors of CWGS, LLC since August 2011. Mr. Schickli previously served on the Board of Directors of CWGS, LLC from 1990 until 1995 and was chief operating officer of Affinity Group, Inc., the predecessor of Good Sam Enterprises, LLC, from 1993 until 1995. Previously, Mr. Schickli was a co-investor with Crestview in DS Waters Group, Inc. (“DS Waters”) and served as vice chairman of its Board of Directors until it was sold to Cott Corporation in December 2014. Prior to that time, Mr. Schickli was the chief executive officer of DS Waters from June 2010 until February 2013 and subsequently led the buyout of the business by Crestview. Mr. Schickli also previously led the buyout of DS Waters from Danone Group & Suntory Ltd. in November 2005 and was also a co investor in DS Waters with Kelso & Company. Mr. Schickli served as co-chief executive officer and chief financial officer of DS Waters from November 2005 until June 2010, when he became the sole chief executive officer. Mr. Schickli started his business career in the capital planning and acquisitions group of the Pepsi Cola Company after he received his M.B.A. from the University of Chicago. Mr. Schickli received a B.A. from Carleton College in 1975. Mr. Schickli’s long association with, and knowledge of, the Company, extensive experience serving as a director of other businesses, operating experience as a chief executive officer and chief financial officer and his experience as a private equity investor with respect to acquisitions, debt financings, equity and financings make him well qualified to serve on our Board of Directors.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Class A common stock is traded on the New York Stock Exchange under the symbol “CWH.” There is no public trading market for our Class B common stock and Class C common stock.

Holders of Record

As of February 9, 2024, there were nine and 59,170 stockholders of record and beneficial holders, respectively, of our Class A common stock. As of February 9, 2024, there were two and one stockholders of record of our Class B common stock and Class C common stock, respectively.

Dividend Policy

On August 1, 2023, our Board of Directors approved a decrease of the regular quarterly cash dividend on our Class A common stock to $0.125 per share from $0.625 per share, which is funded with all or a portion of the Excess Tax Distribution (as defined below). On February 18, 2022, our Board of Directors had approved an increase of the regular quarterly cash dividend on our Class A common stock to $0.625 per share from $0.50 per share, which was funded with a $0.15 per common unit cash distribution from CWGS, LLC and the remainder was funded with all or a portion of the Excess Tax Distribution (as defined below). Prior to February 18, 2022, our quarterly cash dividend on our Class A common stock was raised in several incremental steps from our first cash dividend of $0.08 per share on December 20, 2016. Also, prior to 2021, the portion of our cash dividend relating to all or a portion of the Excess Tax Distribution was referred to as a special dividend. CWGS, LLC is required to make cash distributions in accordance with the CWGS LLC Agreement in an amount sufficient for us to pay any expenses incurred by us in connection with the regular quarterly cash dividend, along with any of our other operating expenses and other obligations. Holders of our Class B common stock and Class C common stock are not entitled to participate in any dividends declared by our Board of Directors. We believe that our cash and cash equivalents and cash provided by operating activities will be sufficient for CWGS, LLC to make this regular quarterly cash distribution for at least the next twelve months.

In addition, the CWGS LLC Agreement requires pro rata tax distributions to be made by CWGS, LLC to its members, including us. In general, tax distributions are made on a quarterly basis, to each member of CWGS, LLC, including us, based on such member's allocable share of the taxable income of CWGS, LLC (which, in our case, will be determined without regard to any Basis Adjustments described in our Tax Receivable Agreement) and an assumed tax rate based on the highest combined federal, state, and local tax rate that may potentially apply to any one of CWGS, LLC's members (46.70% in 2023, 2022 and 2021), regardless of the actual final tax liability of any such member. Typically, based on the current applicable effective tax rates, we expect that (i) the assumed tax rate that will be used for purposes of determining tax distributions from CWGS, LLC will exceed our actual combined federal, state and local tax rate (assuming no changes in corporate tax rates) and (ii) the annual amount of tax distributions paid to us will exceed the sum of (A) our actual annual tax liability and (B) the annual amount payable by us under the Tax Receivable Agreement (assuming no early termination of the Tax Receivable Agreement) (such excess in clauses (A) and (B), collectively referred to herein as the "Excess Tax Distribution").

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

Issuer Purchases of Equity Securities

The following table presents information related to our repurchases of Class A common stock for the periods indicated:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs(1)
October 1, 2023 to October 31, 2023	—	$—	—	$120,166,000
November 1, 2023 to November 30, 2023	—	—	—	120,166,000
December 1, 2023 to December 31, 2023	—	—	—	120,166,000
Total	—	$—	—	$120,166,000
(1)	On October 30, 2020, our Board of Directors authorized a stock repurchase program for the repurchase of up to $100.0 million of the Company’s Class A common stock, expiring on October 31, 2022. In August 2021 and January 2022, our Board of Directors authorized increases to the stock repurchase program for the repurchase of up to an additional $125.0 million and $152.7 million of the Company’s Class A common stock, respectively. Following these extensions, the stock repurchase program now expires on December 31, 2025. This program does not obligate the Company to acquire any particular amount of Class A common stock and the program may be extended, modified, suspended or discontinued at any time at the board’s discretion.

The table above excludes shares net settled by the Company in connection with tax withholdings associated with the vesting of restricted stock units as these shares were not issued and outstanding.

Stock Performance Graph

The following graph and table illustrate the total return for the five years ended December 31, 2023 for (i) our Class A common stock, (ii) the Standard and Poor’s (“S&P”) 500 Index, and (iii) the S&P 500 Consumer Discretionary Distribution & Retail Index (formerly named the S&P 500 Retailing Index). The comparisons reflected in the graph and table are not intended to forecast the future performance of our stock and may not be indicative of future performance. The graph and table assume that $100 was invested on December 31, 2018 in each of our Class A common stock, the S&P 500 Index, and S&P 500 Consumer Discretionary Distribution & Retail Index and that any dividends were reinvested.

	As of December 31,
	2018	2019	2020	2021	2022	2023
Camping World Holdings, Inc. Class A common stock	$100.00	$135.38	$256.55	$413.06	$249.89	$312.60
S&P 500 Index	$100.00	$131.49	$155.68	$200.37	$164.08	$207.21
S&P 500 Consumer Discretionary Distribution & Retail Index	$100.00	$126.67	$185.47	$221.29	$145.42	$207.08

Source: Zacks Investment Research, Inc. Used with permission. All rights reserved Copyright 1980-2024.

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

For purposes of this Form 10-K, we define an "Active Customer" as a customer who has transacted with us in any of the eight most recently completed fiscal quarters prior to the date of measurement. Unless otherwise indicated, the date of measurement is December 31, 2023, our most recently completed fiscal quarter.

In this Item 7, we discuss the results of operations for the years ended December 31, 2023 and 2022 and comparisons of the year ended December 31, 2023 to the year ended December 31, 2022. Discussions of the results of operations for the year ended December 31, 2021 and comparisons of the year ended December 31, 2022 to the year ended December 31, 2021 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (“SEC”) on February 23, 2023.

Overview

Camping World Holdings, Inc. (together with its subsidiaries) is the world’s largest retailer of recreational RVs and related products and services. Our vision is to build a long-term legacy business that makes RVing fun and easy, and our Camping World and Good Sam brands have been serving RV consumers since 1966. We strive to build long-term value for our customers, employees, and stockholders by combining a unique and comprehensive assortment of RV products and services with a national network of RV dealerships, service centers and customer support centers along with the industry’s most extensive online presence and a highly-trained and knowledgeable team of associates serving our customers, the RV lifestyle, and the communities in which we operate. We also believe that our Good Sam organization and family of services and plans uniquely enables us to connect with our customers as stewards of the RV lifestyle. On December 31, 2023, we operated a total of 202 store locations, with all of them selling and/or servicing RVs. See Note 1 ─ Summary of Significant Accounting Policies ─ Description of the Business to our consolidated financial statements included in Part II, Item 8 of this Form 10-K.

A summary of the changes in quantities and types of retail stores and changes in same stores from December 31, 2022 to December 31, 2023, are in the table below:

	RV	RV Service &	Other		Same
	Dealerships	Retail Centers	Retail Stores	Total	Store(1)
Number of store locations as of December 31, 2022	189	7	1	197	166
Opened	18	1	—	19	—
Converted	1	(1)	—	—	(1)
Closed	(10)	(3)	(1)	(14)	(14)
Achieved designation of same store (1)				—	15
Number of store locations as of December 31, 2023	198	4	—	202	166

(1)	Our same store revenue and units calculations for a given period include only those stores that were open both at the end of the corresponding period and at the beginning of the preceding fiscal year.

Segments

We operate two reportable segments: (i) Good Sam Services and Plans, and (ii) RV and Outdoor Retail. We identify our reporting segments based on the organizational units used by management to monitor performance and make operating decisions. See Note 1 — Summary of Significant Accounting Policies — Description of the Business and Note 23 — Segment Information to our consolidated financial statements included in Part II, Item 8 of this Form 10-K for further information regarding our reportable segments.

The following table presents percentages of total revenue and total gross profit for our two reportable segments:

	Year Ended December 31,
	2023	2022	2021
As percentage of total revenue:
Good Sam Services and Plans	3.1%	2.8%	2.6%
RV and Outdoor Retail	96.9%	97.2%	97.4%
As percentage of total gross profit(1):
Good Sam Services and Plans	7.2%	5.3%	4.4%
RV and Outdoor Retail	92.8%	94.7%	95.6%

(1)	Gross profit is presented exclusive of depreciation and amortization, which is presented separately in operating expenses.

COVID-19

Within a few months of the initial significant outbreaks of COVID-19 in the U.S. in 2020, we experienced elevated demand for RVs and many of our related products and services. We believe that consumers view RVs as a safer alternative to many other travel and recreational activities, in addition to an opportunity to enjoy the outdoors after many consumers spent much of their time at home during portions of the pandemic. We believe this led to an introduction of many new customers to the RV lifestyle and a greater appreciation of outdoor activities. For much of the COVID-19 pandemic, demand and interest in new and used vehicles outpaced vehicle supply. Beginning in September 2021, we were able to procure more new vehicles from our suppliers than were sold and new towables inventory levels, in particular, normalized in early 2022. As other modes of transportation and vacation options have mostly recovered from the impact of COVID-19, the increased demand for our products has dropped from the peak levels experienced in recent years.

Strategic Review

On January 17, 2024, we announced that we are reviewing potential strategic alternatives for our Good Sam business, which could include a potential sale, spin off or other disposition of the business. No decision has been made whether to proceed with any particular alternative. We have not set a deadline for the strategic alternatives review process, and there can be no assurance that this process will result in any particular outcome.

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

Same store revenue.  Same store revenue measures the performance of a store location during the current reporting period against the performance of the same store location in the corresponding period of the previous year. Our same store revenue calculations for a given period include only those stores that were open both at the end of the corresponding period and at the beginning of the preceding fiscal year. As of December 31, 2023, 2022, and 2021, we had a base of 166, 166, and 158 same stores, respectively. For the years ended December 31, 2023, 2022 and 2021, our aggregate same store revenue was $5.2 billion, $5.9 billion, and $5.8 billion, respectively. With same store revenue driven by the number of transactions and the average transaction price, changes in our mix of new vehicle sales has in the past negatively impacted, and in the future is likely to negatively impact, our new vehicle same store revenue. Over the past several years, we have seen a shift in our overall mix of new RV sales towards travel trailer vehicles, which tend to carry lower average selling prices than other classes of new RV vehicles. From 2015 to 2023, total new vehicle travel trailer units have increased from 62% to 75% of total new vehicle unit sales but from 2015 to 2023 our average selling price of a new vehicle unit increased from $39,853 to $43,866. Due to lower industry supply of travel trailers and motorhomes during much of 2020 and 2021, both average cost and average sales price increased. However, average sales price decreased in 2023 (see “Industry Trends” below), which impacted our same store revenue.

Gross Profit and Gross Margins.  Gross profit is our total revenue less our total costs applicable to revenue. Our total costs applicable to revenue primarily consists of the cost of goods and cost of sales, exclusive of depreciation and amortization. Gross margin is gross profit as a percentage of revenue.

Our gross profit is variable in nature and generally follows changes in our revenue. Sales of new vehicles generally result in a lower gross margin than other areas of our business, including used vehicles, repair service and installation work, RV equipment and accessories, outdoor equipment and accessories and finance and insurance products. While gross margins for our RV and Outdoor Retail segment are lower than gross margins for our Good Sam Services and Plans, this segment generates significant gross profit and is our primary means of acquiring new customers, to whom we then cross sell our higher margin products and services with recurring revenue. We believe the overall growth of our RV and Outdoor Retail segments will allow us to continue to drive growth in gross profit due to our ability to cross sell our Good Sam Services and

Plans to our Active Customer base. Gross margin in our RV and Outdoor Retail segment was positively impacted in 2021 and, to a lesser extent, 2022 by increased demand for vehicles and reduced supply leading to higher average prices per unit. However, gross margins in 2023 and 2022 were negatively impacted by the higher cost of new vehicles that was driven largely from the reduced supply of new vehicles during much of 2021. Gross margins were also negatively impacted in 2023 by the decline in average prices per unit.

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

Industry Trends

According to the RV Industry Association’s survey of manufacturers, which almost entirely focuses on North America, wholesale shipments of new RVs for 2023 were 313,174 units, 36.5% less than in 2022. RV shipments for the last two months of 2023 showed an increase over the previous year, and their projections indicate that they expect to continue to see increased shipments and retail sales in 2024, particularly in the latter half of the year.

Thor Industries, our largest supplier of RVs, disclosed in its Form 10-Q for the quarter ended October 31, 2023 as filed with the SEC on December 6, 2023 that its North American RV order backlog had declined 54% compared to October 31, 2022, primarily as a result of a reduction in orders from independent dealers. Thor Industries also disclosed that it believes that as of July 31, 2023, the North American RV independent dealer inventory levels were generally at, or slightly higher than, the levels dealers are comfortable stocking for most of their towable products and generally aligned with desired levels for its motorized products.

The per unit cost of new vehicles has been significantly higher than we experienced prior to the COVID-19 pandemic, due to the RV manufacturers’ supply constraints during the pandemic, strong demand for new vehicles during the pandemic, higher inflation, and higher interest rates. These higher costs had been partially mitigated by the higher average selling prices on new vehicles initially, but we experienced a decrease in new vehicle gross margins during the year ended December 31, 2022, which continued in 2023, as a result of these higher costs. We experienced a 4.3% decrease in the average sale price of new vehicles during 2023 compared to 2022, driven by more price sensitive customers in a higher interest rate environment. We will continue to evaluate supplier pricing and the mix of our vehicle offerings, such as lower-priced towables, among other criteria, as part of our vehicle procurement process.

Certain of our RV manufacturers have indicated that they expect new towable vehicle average selling prices to decline by up to 10% for model year 2024 vehicles. The decrease in average selling prices for new towable vehicles has led to additional discounting on new vehicles from prior model years, beginning primarily in the fourth quarter of 2023, which has negatively impacted our near-term new vehicle gross margins as we sell through our stock of pre-2024 model year vehicles. Additionally, these new vehicle price pressures have resulted, and may continue to result, in a decline in residual values of used vehicles, which led us to discount used vehicle pricing in order to maintain our rate of sale and inventory turns, which has negatively impacted used vehicle gross margins. Certain finance and insurance and Good Sam services and plans revenues that are at least partially based on new and/or used vehicle pricing have been negatively impacted by new and used vehicle average selling price decreases.

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

Inflation

During 2023 we experienced the impact of inflation on our operations, particularly with the increased cost of new vehicles. The price risk relating to new vehicles includes the cost from the manufacturer, as well as freight and logistics costs. Each of these costs have been impacted, to differing degrees, by factors such as high demand for product, supply chain disruptions, labor shortages, and increased fuel costs, some of which were caused, in part, by the COVID-19 pandemic. These cost pressures began to recede during the third quarter of 2023 and we expect this trend to continue into 2024.

We have increased employee compensation rates as a response to the generally higher cost of living experienced in much of the United States in recent quarters. While we regularly review our compensation arrangements to ensure that our pay practices are competitive, we made meaningful adjustments to labor rates, largely in the fourth quarter of 2022, which were mostly offset by other cost reductions which included reduced headcount in the fourth quarter of 2022 and the elimination or reduction of underperforming assets, locations, and business lines. Additionally, during September and October of 2023, we implemented employee headcount reductions and adjustments to employee variable compensation plans that are expected to result in approximately $60.0 million of annual cost savings, primarily for selling, general and administrative expenses. These cost savings exclude any additional employee headcount from our expected expansion of store locations.

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

Restructuring

In 2019, we made a strategic decision to refocus our business around our core RV competencies (the “2019 Strategic Shift”). On March 1, 2023, our management determined to implement plans (the “Active Sports Restructuring”) to exit and restructure operations of our indirect subsidiary, Active Sports, LLC, a specialty products retail business (“Active Sports”). As of December 31, 2023, the Company had substantially completed the activities under the 2019 Strategic Shift and Active Sports Restructuring except for the remaining potential ongoing charges related to lease termination costs and other associated costs relating to the leases of certain previously closed locations and facilities. The process of identifying subtenants and negotiating lease terminations had been delayed, which initially was in part due to the COVID-19 pandemic. The timing of these negotiations will vary as both subleases and terminations are contingent on landlord approvals. See Note 5 — Restructuring and Long-Lived Asset Impairment to our consolidated financial statements included in Part II, Item 8 of this Form 10-K.

Comparison of Certain Trends to Pre-COVID-19 Pandemic Periods

During 2023, we experienced a decrease in gross margin for new and used vehicles compared to 2022. However, 2023 new vehicle gross margins were higher than the pre-COVID-19 pandemic periods of 2016 to 2019, which we believe are more typical demand environments than during the COVID-19 pandemic. During 2023, as the procurement prices of model year 2024 new vehicles declined compared to model years 2022 and 2023, we actively discounted certain used vehicles to reduce inventory levels of aged used vehicles. This discounting had a negative impact on used vehicle gross margins during 2023.

Additionally, the percentage of total unit sales relating to used vehicles was significantly higher in 2023 compared to the pre-COVID-19 pandemic periods of 2016 to 2019. We are continuing to execute on our used vehicle strategy, which differentiates us from the competition with proprietary tools, such as the RV Valuator, a focus on the development and retention of our service technician team, and investment in our service bay infrastructure.

The following table presents vehicle gross margin and unit sale mix for the year ended December 31, 2023 and pre-COVID-19 pandemic periods of the years ended December 31, 2019, 2018, 2017, and 2016:

	Year Ended December 31,
	2023	2019(1)	2018(1)	2017(1)	2016(1)
Gross margin:
New vehicles	15.5%	12.5%	12.9%	14.4%	14.2%
Used vehicles	20.5%	20.9%	22.4%	24.3%	20.8%

Unit sales mix:
New vehicles	50.8%	64.6%	68.6%	68.8%	60.9%
Used vehicles	49.2%	35.4%	31.4%	31.2%	39.1%

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

More specifically, CWH is organized as a C-Corp and, as of December 31, 2023, is a 52.9% owner of CWGS, LLC. CWGS, LLC is organized as a limited liability company and treated as a partnership for U.S. federal and most applicable state and local income tax purposes and, as such is generally not subject to any

U.S. federal entity-level income taxes (“Pass-Through”), with the exception of Americas Road and Travel Club, Inc. and FreedomRoads RV, Inc., and their wholly-owned subsidiaries, which are C-Corps embedded within the CWGS, LLC structure. As discussed below, prior to 2023, Camping World, Inc. (“CW”) and its wholly-owned subsidiaries were also C-Corps embedded within the CWGS, LLC structure.

By January 2, 2023, the “LLC Conversion” (see Note 12 — Income Taxes to our consolidated financial statements included in Part II, Item 8 of this Form 10-K) was completed. We expect that, beginning with the year ended December 31, 2023, the LLC Conversion will allow certain losses that previously would have been confined within the C-Corp portion of CWGS, LLC to instead offset a portion of income generated by the Pass-Through portion of CWGS, LLC, which would reduce the amount of income tax expense recorded by CWH. The LLC Conversion is also expected to reduce the amount of tax distributions required to be paid by CWGS, LLC to CWH and the non-controlling interest holders under the CWGS LLC Agreement beginning with the year ended December 31, 2023.

CWH receives an allocation of its share of the net income of CWGS, LLC based on CWH’s weighted-average ownership of CWGS, LLC for the period. CWH recognizes income tax expense on its pre-tax income including its portion of this income allocation from CWGS, LLC primarily relating to Pass-Through entities. The income tax relating to the net income of CWGS, LLC allocated to CWH that relates to separately taxed C-Corp entities is recorded within the consolidated results of CWGS, LLC. No income tax expense is recognized by the Company for the portion of net income of CWGS, LLC allocated to non-controlling interest other than income tax expense recorded by CWGS, LLC. Rather, tax distributions are paid to the non-controlling interest holders, which are recorded as distributions to holders of LLC common units in the consolidated statements of cash flows. CWH is subject to U.S. federal, state and local income taxes with respect to its allocable share of any taxable income of CWGS, LLC and is taxed at the prevailing corporate tax rates. For the years ended December 31, 2023, 2022 and 2021, the Company used effective income tax rate assumptions between 25.0% and 25.5%, for income adjustments applicable to CWH when calculating the adjusted net income attributable to Camping World Holdings, Inc. — basic and diluted (see “Non-GAAP Financial Measures” in Part II, Item 7 of this Form 10-K). CWGS, LLC may be liable for various other state and local taxes.

The following table presents the allocation of CWGS, LLC’s C-Corp and Pass-Through net income to CWH, the allocation of CWGS, LLC’s net income to non-controlling interests, income tax benefit (expense) recognized by CWH, and other items:

	Year Ended December 31,
($ in thousands)	2023	2022	2021
C-Corp portion of CWGS, LLC net income (loss) allocated to CWH	$3,776	$(37,500)	$(19,177)
Pass-Through portion of CWGS, LLC net income allocated to CWH	17,687	252,771	397,834
CWGS, LLC net income allocated to CWH	21,463	215,271	378,657
CWGS, LLC net income allocated to noncontrolling interests	19,557	214,084	363,614
CWGS, LLC net income	41,020	429,355	742,271
Tax Receivable Agreement liability adjustment	2,442	114	(2,813)
Income tax benefit (expense) recorded by CWH	5,736	(79,054)	(97,831)
Other incremental CWH net income	1,403	616	448
Net income	$50,601	$351,031	$642,075

The following table presents further information on income tax benefit (expense):

	Year Ended December 31,
($ in thousands)	2023	2022	2021
Income tax benefit (expense) recorded by CWH(1)	$5,736	$(79,054)	$(97,831)
Income tax (expense) benefit recorded by CWGS, LLC(2)	(4,537)	(20,030)	5,707
Income tax benefit (expense)	$1,199	$(99,084)	$(92,124)

(1)

During the year ended December 31, 2023, this amount included $3.1 million of net income tax benefit related to the LLC Conversion and the realization of a portion of outside basis in CWGS, LLC, which previously had a valuation allowance. Additionally, the Company recorded an income tax benefit of $4.1 million related to an entity classification election, which was filed in the third quarter of 2023 with an effective date of January 2, 2023. During the year ended December 31, 2022, this amount included $13.3 million of income tax expense related to the LLC Conversion. This income tax expense was primarily from the write-off of deferred tax assets, which was partially offset by the release of valuation allowance. See Note 12 – Income Taxes to our consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information.

(2)

During the year ended December 31, 2023, this amount included $2.9 million of income tax benefit related to CW state unitary net operating losses. During the year ended December 31, 2022, this amount included $15.2 million of income tax expense related to the LLC Conversion. This income tax expense was primarily from the write-off of deferred tax assets, which was partially offset by the release of valuation allowance. Additionally, during the year ended December 31, 2021, this amount included benefits to income tax of $15.2 million for the release of valuation allowance at CW, which, in 2021 and 2022 prior to the LLC Conversion, became available to offset state combined income in certain unitary states due to the Company’s increased ownership in CWGS, LLC. See Note 12 – Income Taxes to our consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information.

Results of Operations

Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022

The following tables set forth information comparing the components of net income for the years ended December 31, 2023 and 2022.

	Year Ended
	December 31, 2023		December 31, 2022
		Percent of		Percent of	Favorable/ (Unfavorable)
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%
Revenue:
Good Sam Services and Plans	$193,827	3.1%	$192,128	2.8%	$1,699	0.9%
RV and Outdoor Retail:
New vehicles	2,576,278	41.4%	3,228,077	46.3%	(651,799)	(20.2%)
Used vehicles	1,979,632	31.8%	1,877,601	26.9%	102,031	5.4%
Products, service and other	870,038	14.0%	999,214	14.3%	(129,176)	(12.9%)
Finance and insurance, net	562,256	9.0%	623,456	8.9%	(61,200)	(9.8%)
Good Sam Club	44,516	0.7%	46,537	0.7%	(2,021)	(4.3%)
Subtotal	6,032,720	96.9%	6,774,885	97.2%	(742,165)	(11.0%)
Total revenue	6,226,547	100.0%	6,967,013	100.0%	(740,466)	(10.6%)

Gross profit (exclusive of depreciation and amortization shown separately below):
Good Sam Services and Plans	134,436	2.2%	120,162	1.7%	14,274	11.9%
RV and Outdoor Retail:
New vehicles	400,459	6.4%	651,801	9.4%	(251,342)	(38.6%)
Used vehicles	405,394	6.5%	459,548	6.6%	(54,154)	(11.8%)
Products, service and other	336,413	5.4%	368,204	5.3%	(31,791)	(8.6%)
Finance and insurance, net	562,256	9.0%	623,456	8.9%	(61,200)	(9.8%)
Good Sam Club	39,691	0.6%	39,113	0.6%	578	1.5%
Subtotal	1,744,213	28.0%	2,142,122	30.7%	(397,909)	(18.6%)
Total gross profit	1,878,649	30.2%	2,262,284	32.5%	(383,635)	(17.0%)

Operating expenses:
Selling, general and administrative expenses	1,538,988	24.7%	1,606,984	23.1%	67,996	4.2%
Depreciation and amortization	68,643	1.1%	80,304	1.2%	11,661	14.5%
Long-lived asset impairment	9,269	0.1%	4,231	0.1%	(5,038)	(119.1%)
Lease termination	(103)	(0.0%)	1,614	0.0%	1,717	nm
Loss (gain) on sale or disposal of assets	(5,222)	(0.1%)	622	0.0%	5,844	nm
Total operating expenses	1,611,575	25.9%	1,693,755	24.3%	(82,180)	(4.9%)
Income from operations	267,074	4.3%	568,529	8.2%	(301,455)	(53.0%)
Other expense:
Floor plan interest expense	(83,075)	(1.3%)	(42,031)	(0.6%)	(41,044)	(97.7%)
Other interest expense, net	(135,270)	(2.2%)	(75,745)	(1.1%)	(59,525)	(78.6%)
Tax Receivable Agreement liability adjustment	2,442	0.0%	114	0.0%	2,328	nm
Other expense, net	(1,769)	(0.0%)	(752)	(0.0%)	(1,017)	(135.2%)
Total other expense	(217,672)	(3.5%)	(118,414)	(1.7%)	(99,258)	(83.8%)
Income before income taxes	49,402	0.8%	450,115	6.5%	(400,713)	(89.0%)
Income tax benefit (expense)	1,199	0.0%	(99,084)	(1.4%)	100,283	nm
Net income	50,601	0.8%	351,031	5.0%	(300,430)	(85.6%)
Less: net income attributable to non-controlling interests	(19,557)	(0.3%)	(214,084)	(3.1%)	194,527	90.9%
Net income attributable to Camping World Holdings, Inc.	$31,044	0.5%	$136,947	2.0%	$(105,903)	(77.3%)

nm- not meaningful

Supplemental Data

	Year Ended December 31,		Increase		Percent
	2023	2022	(decrease)		Change
Unit sales
New vehicles	58,731	70,429	(11,698)		(16.6%)
Used vehicles	56,823	51,325	5,498		10.7%
Total	115,554	121,754	(6,200)		(5.1%)

Average selling price
New vehicles	$43,866	$45,834	$(1,969)		(4.3%)
Used vehicles	34,839	36,583	(1,744)		(4.8%)

Same store unit sales(1)
New vehicles	51,858	66,610	(14,752)		(22.1%)
Used vehicles	51,072	48,648	2,424		5.0%
Total	102,930	115,258	(12,328)		(10.7%)

Same store revenue(1) ($ in 000s)
New vehicles	$2,296,811	$3,090,711	$(793,900)		(25.7%)
Used vehicles	1,791,352	1,803,943	(12,591)		(0.7%)
Products, service and other	635,670	691,044	(55,374)		(8.0%)
Finance and insurance, net	504,315	599,435	(95,120)		(15.9%)
Total	$5,228,148	$6,185,133	$(956,985)		(15.5%)

Average gross profit per unit
New vehicles	$6,819	$9,255	$(2,436)		(26.3%)
Used vehicles	7,134	8,954	(1,819)		(20.3%)
Finance and insurance, net per vehicle unit	4,866	5,121	(255)		(5.0%)
Total vehicle front-end yield(2)	11,840	14,248	(2,409)		(16.9%)

Gross margin
Good Sam Services and Plans	69.4%	62.5%	682	bps
New vehicles	15.5%	20.2%	(465)	bps
Used vehicles	20.5%	24.5%	(400)	bps
Products, service and other	38.7%	36.8%	182	bps
Finance and insurance, net	100.0%	100.0%	unch.	bps
Good Sam Club	89.2%	84.0%	511	bps
Subtotal RV and Outdoor Retail	28.9%	31.6%	(271)	bps
Total gross margin	30.2%	32.5%	(230)	bps

RV and Outdoor Retail inventories ($ in 000s)
New vehicles	$1,378,403	$1,411,016	$(32,613)		(2.3%)
Used vehicles	464,833	464,311	522		0.1%
Products, parts, accessories and misc.	199,261	247,906	(48,645)		(19.6%)
Total RV and Outdoor Retail inventories	$2,042,497	$2,123,233	$(80,736)		(3.8%)

Vehicle inventory per location ($ in 000s)
New vehicle inventory per dealer location	$6,962	$7,466	$(504)		(6.8%)
Used vehicle inventory per dealer location	2,348	2,457	(109)		(4.4%)

Vehicle inventory turnover(3)
New vehicle inventory turnover	1.8	1.9	(0.2)		(8.6%)
Used vehicle inventory turnover	2.9	3.4	(0.5)		(14.1%)

Retail locations
RV dealerships	198	189	9		4.8%
RV service & retail centers	4	7	(3)		(42.9%)
Subtotal	202	196	6		3.1%
Other retail stores	—	1	(1)		(100.0%)
Total	202	197	5		2.5%

Other data
Active Customers(4)	4,959,723	5,265,939	(306,216)		(5.8%)
Good Sam Club members	2,027,353	2,026,215	1,138		0.1%
Service bays (5)	2,757	2,693	64		2.4%
Finance and insurance gross profit as a % of total vehicle revenue	12.3%	12.2%	13	bps	n/a
Same store locations	166	n/a	n/a		n/a

(1)	Our same store revenue and units calculations for a given period include only those stores that were open both at the end of the corresponding period and at the beginning of the preceding fiscal year.
(2)	Front end yield is calculated as gross profit from new vehicles, used vehicles and finance and insurance (net), divided by combined new and used vehicle unit sales.
(3)	Inventory turnover calculated as vehicle costs applicable to revenue over the last twelve months divided by the average quarterly ending vehicle inventory over the last twelve months.
(4)	An Active Customer is a customer who has transacted with us in any of the eight most recently completed fiscal quarters prior to the date of measurement.
(5)	A service bay is a fully-constructed bay dedicated to service, installation, and/or collision offerings.

Revenue and Gross Profit

Good Sam Services and Plans

Good Sam Services and Plans revenue increased primarily due to increased contracts in force from the Good Sam Insurance Agency, the extended vehicle warranty and roadside assistance programs, partially offset by an enrollment reduction from the Good Sam TravelAssist programs and reduced magazine ad revenue.

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

RV and Outdoor Retail

New Vehicles

New vehicle revenue decreased primarily due to a 16.6% decrease in new vehicles sold, and, to a lesser extent, a 4.3% decrease in the average selling price per new vehicle sold. On a same store basis, new vehicle revenue decreased 25.7% to $2.3 billion, and new vehicle units sold decreased 22.1%.

New vehicle gross profit decreased primarily due to the above mentioned factors impacting new vehicle revenue and a 1.3% increase in the average cost per new vehicle sold. New vehicle gross margin decreased 465 basis points primarily due to compression from the higher cost per new unit sold and the lower average selling price of new vehicles (see Industry Trends in Item 7 of Part II of this Form 10-K for further discussion of new vehicle average selling prices and cost).

Used Vehicles

Used vehicle revenue increased primarily due to a 10.7% increase in used vehicles sold, driven by an increase in demand for used vehicles, as they are a lower-cost alternative to new vehicles, partially offset by a 4.8% decrease in average selling price per used vehicle sold. On a same store basis, used vehicle revenue decreased 0.7% to $1.8 billion and used vehicle units sold increased 5.0%.

Used vehicle gross profit decreased primarily due to a 4.8% decrease in average price per used vehicle sold and a 0.3% increase in the cost per used vehicle sold, partially offset by a 10.7% increase in used vehicles sold. Used vehicle gross margin decreased 400 basis points primarily due to the decrease in the average selling price per used vehicle and compression from the slightly higher cost per used vehicle sold.

Products, Service and Other

Products, service and other revenue decreased primarily due to lower demand and lower stocking levels of lifestyle and activities, and design and home products, as well as a reduction in demand for our RV furniture distribution business as RV manufacturers slowed RV production. Revenues were also impacted negatively by our Active Sports Restructuring. On a same store basis, products, service and other revenue decreased 8.0% to $635.7 million in 2023 from $691.0 million in 2022.

Products, service and other gross profit decreased primarily due to the demand trends noted above, discounting to reduce inventory levels, discounting of Active Sports merchandise in conjunction with the Active Sports Restructuring, and compression from higher costs. Products, service and other gross margin increased primarily due to higher labor billing rates.

Finance and Insurance, net

Finance and insurance revenue and gross profit is recorded net, since the Company is acting as an agent in the transaction, and commission is recognized when a finance and insurance product contract payment has been received or financing has been arranged. Finance and insurance, net revenue decreased primarily due to the 5.1% decrease in total vehicles sold, and lower average sales prices, partially offset by $6.0 million of favorable adjustments to cancellation reserve assumptions. Finance and insurance, net revenue as a percentage of new and used vehicle revenue was 12.3% for the year ended December 31, 2023, an increase from 12.2% for the year ended December 31, 2022. On a same store basis, finance and insurance, net revenue decreased 15.9%, or $95.1 million, to $504.3 million versus the year ended December 31, 2022.

Good Sam Club

Good Sam Club revenue decreased 4.3% primarily due to reduced marketing fee revenue from the Good Sam Club branded credit card, and reduced Good Sam Club membership fees resulting primarily from reduced retail traffic.

Good Sam Club gross profit and gross margin increased primarily due to reduced marketing expenses.

Operating Expenses and Other

Selling, general and administrative

Selling, general and administrative expenses decreased primarily due to approximately $49.2 million of reduced advertising expenses, $35.1 million of reduced commissions costs, and $10.0 million of reduced equity-based compensation, partially offset by increased facility costs related to the net six additional store locations added during the year ended December 31, 2023.

Equity-based compensation expenses decreased $10.0 million (See Note 21 — Equity-Based Compensation Plans to our consolidated financial statements included in Part II, Item 8 of this Form 10-K) resulting primarily from (i) $2.7 million less expense, compared to 2022, related to the modification of restricted stock units to accelerate and/or continue vesting under employee separation agreements, post-termination consulting arrangements, and/or transition agreements, and (ii) fewer weighted-average restricted stock units outstanding from significantly fewer restricted stock units granted in 2022 and 2023 compared to any of the years from 2017 to 2021.

Depreciation and amortization

Depreciation and amortization decreased primarily from $8.8 million of incremental accelerated amortization during the year ended December 31, 2022 from the adjustment of the useful lives of certain trademark and trade name intangible assets associated with brands not traditionally associated with RVs that we were phasing out, and reduced capital expenditures. These trademark and trade name intangible assets were fully amortized as of March 31, 2022.

Long-lived asset impairment

As discussed in Note 5 – Restructuring and Long-Lived Asset Impairment to our consolidated financial statements included in Part II, Item 8 of this Form 10-K, we recognized $9.3 million of long-lived asset impairments in 2023 of which $6.6 million related to the 2023 Active Sports Restructuring, and $4.2 million of long-lived asset impairments in 2022, of which $1.6 million related to the 2019 Strategic Shift discussed above.

Floor plan interest expense

The significant increase in floor plan interest expense was primarily due to a 345 basis point increase in the average floor plan borrowing rate. The average interest rates for the Floor Plan Facility for the year ended December 31, 2023 and 2022 were 7.03% and 3.59%, respectively.

Other interest expense, net

Other interest expense, net increased primarily due to a 329 basis point increase in the Term Loan Facility average interest rate and a higher average principal balance from increased borrowings on the Company’s Real Estate Facilities (see Note 10 – Long-Term Debt to our condensed consolidated financial statements included in Part II, Item 8 of this Form 10-K). The average interest rates for the Term Loan Facility for the years ended December 31, 2023 and 2022 were 7.60% and 4.31%, respectively.

Other expense, net

Other expense, net increased primarily as a result of a $1.3 million impairment of an equity method investment.

Tax Receivable Agreement Liability adjustment

The Tax Receivable Agreement Liability adjustment for 2023 and 2022 consisted of $2.4 million benefit and $0.1 million benefit, respectively, related to a remeasurement from changes in blended state income tax rates.

Income tax benefit (expense)

Income tax expense decreased primarily due to lower income generated from CWGS, LLC for which the Company is subject to U.S. federal and state taxes on its allocable share and changes in deferred tax assets, net of valuation allowance as a result of the LLC Conversion and certain entity classification elections in 2023. Income tax increased primarily due to a $28.4 million decrease in deferred tax assets, net of release of valuation allowance, as a result of the LLC Conversion recorded in 2022. Additionally, income tax expense for 2021 included benefits to income tax of $4.1 million for the revaluation of deferred tax assets as a result of increased state tax rates and $15.2 million for the release of valuation allowance at CW, which, in 2021 and 2022 prior to the LLC Conversion, became available to offset state combined income in certain unitary states due to the Company’s increased ownership in CWGS, LLC. The valuation allowance release during 2021 was attributable to the change in the entities within state combined filing groups due to unitary relationships, which provided additional taxable income sources to utilize CW’s deferred tax assets. CWH’s increased ownership in CWGS, LLC and other qualitative unity factors impacted the unitary relationships. The impact of these changes in deferred tax assets on income tax expense in 2022 and 2021 was partially offset by a decrease in income tax expense due to lower income generated during 2022.

Segment results

The following table sets forth a reconciliation of total segment income to consolidated income from operations before income taxes for the period presented:

	Year Ended
	December 31, 2023		December 31, 2022		Favorable /
		Percent of		Percent of	(Unfavorable)
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%
Revenue:
Good Sam Services and Plans	$194,827	3.1%	$192,622	2.8%	$2,205	1.1%
RV and Outdoor Retail	6,044,875	97.1%	6,803,278	97.6%	(758,403)	(11.1%)
Elimination of intersegment revenue	(13,155)	(0.2%)	(28,887)	(0.4%)	15,732	54.5%
Total consolidated revenue	6,226,547	100.0%	6,967,013	100.0%	(740,466)	(10.6%)
Segment income(1):
Good Sam Services and Plans	106,748	1.7%	90,857	1.3%	15,891	17.5%
RV and Outdoor Retail	159,626	2.6%	528,564	7.6%	(368,938)	(69.8%)
Total segment income	266,374	4.3%	619,421	8.9%	(353,047)	(57.0%)
Corporate & other	(13,732)	(0.2%)	(12,619)	(0.2%)	(1,113)	(8.8%)
Depreciation and amortization	(68,643)	(1.1%)	(80,304)	(1.2%)	11,661	14.5%
Other interest expense, net	(135,270)	(2.2%)	(75,745)	(1.1%)	(59,525)	(78.6%)
Tax Receivable Agreement liability adjustment	2,442	0.0%	114	0.0%	2,328	nm
Other expense, net	(1,769)	(0.0%)	(752)	(0.0%)	(1,017)	(135.2%)
Income before income taxes	$49,402	0.8%	$450,115	6.5%	$(400,713)	(89.0%)

Same store revenue- RV and Outdoor Retail(2)	$5,228,148		$6,185,133		$(956,985)	(15.5%)

nm – not meaningful

(1)	Segment income represents income for each of our reportable segments and is defined as income from operations before depreciation and amortization, plus floor plan interest expense.
(2)	Same store revenue definition not applicable to the Good Sam Services and Plans segment.

Good Sam Services and Plans

Good Sam Services and Plans revenue increased primarily due to increased contracts in force from the Good Sam Insurance Agency and the extended vehicle warranty and roadside assistance programs, partially offset by an enrollment reduction from the Good Sam TravelAssist programs and reduced magazine ad revenue.

Good Sam Services and Plans segment income and segment income margin increased primarily due to a nonrecurring $5.5 million savings from finalizing contract negotiations to exit an arrangement with a service partner in the current year and increased contracts in force from the roadside assistance, extended vehicle warranty, and Good Sam Insurance Agency programs, in addition to our efforts to reduce expenses. Segment income margin increased 762 basis points to 54.8%.

RV and Outdoor Retail segment

RV and Outdoor Retail segment revenue decreased primarily due to a $652.8 million, or 20.2%, decrease in new vehicles revenue, a $129.5 million, or 12.9%, decrease in products, service and other revenue, a $76.5 million, or 11.9%, decrease in finance and insurance, net revenue, and a $2.0 million, or 4.3%, decrease in Good Sam Club revenue, partially offset by a $102.4 million, or 5.4%, increase in used vehicles revenue.

RV and Outdoor Retail segment income decreased primarily due to a 5.1% reduction in total vehicles sold, and decreased segment gross profit of $395.6 million, relating to reduced vehicles sold, which also tends to result in a correlating decrease in finance and insurance, net revenue, and reduced sales price per vehicle sold, a $41.0 million increase in floor plan interest expense, a $5.0 million increase in long-lived asset impairment, partially offset by a $65.2 million decrease in selling, general and administrative expenses (see discussion of selling, general and administrative expenses above for the similar drivers of this change), a $5.8 million increase in gain on sale or disposal of assets, and a $1.7 million decrease in lease termination expense,. RV and Outdoor Retail segment income margin decreased to 2.6% in the year ended December 31, 2023 from 7.8% in the year ended December 31, 2022 primarily due to reduced average sales prices and increased average costs per vehicle sold for the year ended December 31, 2023 versus the comparable period in 2022.

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

For periods beginning after December 31, 2022, we are no longer including the other associated costs category of expenses relating to the 2019 Strategic Shift as restructuring costs for purposes of our Non-GAAP Financial Measures, since these costs are not expected to be significant in future periods. For a discussion of the 2019 Strategic Shift, see Note 5 — Restructuring and Long-Lived Asset Impairment to our consolidated financial statements included in Part II, Item 8 of this Form 10-K.

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

The following table reconciles EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin to the most directly comparable GAAP financial performance measures:

	Year Ended December 31,
($ in thousands)	2023	2022	2021
EBITDA and Adjusted EBITDA:
Net income	$50,601	$351,031	$642,075
Other interest expense, net	135,270	75,745	46,912
Depreciation and amortization	68,643	80,304	66,418
Income tax (benefit) expense	(1,199)	99,084	92,124
Subtotal EBITDA	253,315	606,164	847,529
Long-lived asset impairment (a)	9,269	4,231	3,044
Lease termination (b)	(103)	1,614	2,211
(Gain) loss on sale or disposal of assets, net (c)	(5,222)	622	(576)
Equity-based compensation (d)	24,086	33,847	47,936
Tax Receivable Agreement liability adjustment (e)	(2,442)	(114)	2,813
Restructuring costs (f)	5,540	7,026	25,701
Loss and impairment on investments in equity securities (g)	1,770	—	—
Loss and expense on debt restructure (h)	—	—	13,468
Adjusted EBITDA	$286,213	$653,390	$942,126

	Year Ended December 31,
(as percentage of total revenue)	2023	2022	2021
Adjusted EBITDA margin:
Net income margin	0.8%	5.0%	9.3%
Other interest expense, net	2.2%	1.1%	0.7%
Depreciation and amortization	1.1%	1.2%	1.0%
Income tax (benefit) expense	(0.0%)	1.4%	1.3%
Subtotal EBITDA margin	4.1%	8.7%	12.3%
Long-lived asset impairment (a)	0.1%	0.1%	0.0%
Lease termination (b)	(0.0%)	0.0%	0.0%
(Gain) loss on sale or disposal of assets, net (c)	(0.1%)	0.0%	(0.0%)
Equity-based compensation (d)	0.4%	0.5%	0.7%
Tax Receivable Agreement liability adjustment (e)	(0.0%)	(0.0%)	0.0%
Restructuring costs (f)	0.1%	0.1%	0.4%
Loss and impairment on investments in equity securities (g)	0.0%	—	—
Loss and expense on debt restructure (h)	—	—	0.2%
Adjusted EBITDA margin	4.6%	9.4%	13.6%

(a)	Represents long-lived asset impairment charges related to the RV and Outdoor Retail segment. See Note 5 – Restructuring and Long-Lived Asset Impairment to our consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information.
(b)	Represents the loss on the termination of operating leases resulting from lease termination fees and the derecognition of the operating lease assets and liabilities. See Note 5 – Restructuring and Long-Lived Asset Impairment to our consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information.

(c)	Represents an adjustment to eliminate the gains and losses on the disposal and sales of various assets.
(d)	Represents non-cash equity-based compensation expense relating to employees, directors, and consultants of the Company.
(e)	Represents an adjustment to eliminate the losses and gains on remeasurement of the Tax Receivable Agreement primarily due to changes in our blended statutory income tax rate. See Note 12 – Income Taxes to our consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information.
(f)	Represents restructuring costs relating to the Active Sports Restructuring during the year ended December 31, 2023 and our 2019 Strategic Shift for periods ended on or before December 31, 2022. These restructuring costs include one-time employee termination benefits, incremental inventory reserve charges, and other associated costs. These costs exclude lease termination costs, which are presented separately above. See Note 5 – Restructuring and Long-Lived Asset Impairment to our consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information.
(g)	Represents loss and impairment on investments in equity securities and interest income relating to any notes receivables with those investments for periods beginning after December 31, 2022. Amounts relating to periods prior to 2023 were not significant. These amounts are included in other expense, net in the consolidated statements of operations. During the year ended December 31, 2023, this amount included a $1.3 million impairment on an equity method investment.
(h)	Represents the loss and expense incurred on debt restructure and financing expense, which is comprised of $0.4 million in extinguishment of the original issue discount and $1.0 million in extinguishment of capitalized finance costs related to the Previous Term Loan Facility, and $12.1 million in legal and other expenses related to the New Term Loan Facility in 2021.

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

The following table reconciles Adjusted Net Income Attributable to Camping World Holdings, Inc. – Basic, Adjusted Net Income Attributable to Camping World Holdings, Inc. – Diluted, Adjusted Earnings Per Share – Basic, and Adjusted Earnings Per Share – Diluted to the most directly comparable GAAP financial performance measure:

	Year Ended December 31,
(In thousands except per share amounts)	2023	2022	2021
Numerator:
Net income attributable to Camping World Holdings, Inc.	$31,044	$136,947	$278,461
Adjustments related to basic calculation:
Loss and expense on debt restructure (a):
Gross adjustment	—	—	13,468
Income tax expense for above adjustment (b)	—	—	(1,770)
Long-lived asset impairment (c):
Gross adjustment	9,269	4,231	3,044
Income tax expense for above adjustment (b)	(1,233)	(99)	(24)
Lease termination (d):
Gross adjustment	(103)	1,614	2,211
Income tax benefit (expense) for above adjustment (b)	13	—	(54)
(Gain) loss on sale or disposal of assets (e):
Gross adjustment	(5,222)	622	(576)
Income tax benefit (expense) for above adjustment (b)	690	(46)	4
Equity-based compensation (f):
Gross adjustment	24,086	33,847	47,936
Income tax expense for above adjustment (b)	(3,228)	(3,810)	(5,812)
Tax Receivable Agreement liability adjustment (g):
Gross adjustment	(2,442)	(114)	2,813
Income tax benefit (expense) for above adjustment (b)	613	29	(718)
Restructuring costs (h):
Gross adjustment	5,540	7,026	25,701
Income tax expense for above adjustment (b)	(736)	—	(56)
Loss and impairment on investments in equity securities (i):
Gross adjustment	1,770	—	—
Income tax expense for above adjustment (b)	(237)	—	—
Income tax (benefit) expense impact from LLC Conversion (j):	(2,008)	28,402	—
Adjustment to net income attributable to non-controlling interests resulting from the above adjustments (k)	(16,683)	(31,065)	(44,787)
Adjusted net income attributable to Camping World Holdings, Inc. – basic	41,133	177,584	319,841
Adjustments related to diluted calculation:
Reallocation of net income attributable to non-controlling interests from the dilutive effect of stock options and restricted stock units (l)	—	1,479	—
Income tax on reallocation of net income attributable to non-controlling interests from the dilutive effect of stock options and restricted stock units (m)	—	(405)	—
Reallocation of net income attributable to non-controlling interests from the dilutive redemption of common units in CWGS, LLC (l)	36,240	—	408,401
Income tax on reallocation of net income attributable to non-controlling interests from the dilutive redemption of common units in CWGS, LLC (m)	(8,341)	—	(104,543)
Assumed income tax expense of combining C-Corps with full or partial valuation allowances with the income of other consolidated entities after the dilutive redemption of common units in CWGS, LLC (n)	—	—	(6,169)
Adjusted net income attributable to Camping World Holdings, Inc. – diluted	$69,032	$178,658	$617,530
Denominator:
Weighted-average Class A common shares outstanding – basic	44,626	42,386	45,009
Adjustments related to diluted calculation:
Dilutive redemption of common units in CWGS, LLC for shares of Class A common stock (o)	40,045	—	43,438
Dilutive options to purchase Class A common stock (o)	20	56	150
Dilutive restricted stock units (o)	281	412	1,165
Adjusted weighted average Class A common shares outstanding – diluted	84,972	42,854	89,762

Adjusted earnings per share - basic	$0.92	$4.19	$7.11
Adjusted earnings per share - diluted	$0.81	$4.17	$6.88

	Year Ended December 31,
(In thousands except per share amounts)	2023	2022	2021
Anti-dilutive amounts (p):
Numerator:
Reallocation of net income attributable to non-controlling interests from the anti-dilutive redemption of common units in CWGS, LLC (l)	$—	$243,670	$—
Income tax on reallocation of net income attributable to non-controlling interests from the anti-dilutive redemption of common units in CWGS, LLC (m)	$—	$(67,150)	$—
Assumed income tax benefit of combining C-Corps with full or partial valuation allowances with the income of other consolidated entities after the anti-dilutive redemption of common units in CWGS, LLC (n)	$—	$12,280	$—
Denominator:
Anti-dilutive redemption of common units in CWGS, LLC for shares of Class A common stock (p)	—	42,045	—

Reconciliation of per share amounts:
Earnings per share of Class A common stock — basic	$0.70	$3.23	$6.19
Non-GAAP Adjustments (q)	0.22	0.96	0.92
Adjusted earnings per share - basic	$0.92	$4.19	$7.11

Earnings per share of Class A common stock — diluted	$0.55	$3.22	$6.07
Non-GAAP Adjustments (q)	0.22	0.96	0.92
Dilutive redemption of common units in CWGS, LLC for shares of Class A common stock (r)	0.04	—	(0.10)
Dilutive options to purchase Class A common stock and/or restricted stock units (r)	—	(0.01)	(0.01)
Adjusted earnings per share - diluted	$0.81	$4.17	$6.88

(a)	Represents the loss and expense incurred on debt restructure and financing expense, which is comprised of $0.4 million in extinguishment of the original issue discount and $1.0 million in extinguishment of capitalized finance costs related to the Previous Term Loan Facility, and $12.1 million in legal and other expenses related to the New Term Loan Facility.
(b)	Represents the current and deferred income tax expense or benefit effect of the above adjustments, many of which are related to entities with full valuation allowances for which no tax benefit can be currently recognized. This assumption uses effective tax rates between 25.0% and 25.5% for the adjustments for 2023, 2022 and 2021, which represents the estimated tax rate that would apply had the above adjustments been included in the determination of our non-GAAP metric.
(c)	Represents long-lived asset impairment charges related to the RV and Outdoor Retail segment. See Note 5 – Restructuring and Long-Lived Asset Impairment to our consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information.
(d)	Represents the loss on termination of operating leases resulting from lease termination fees and the derecognition of the operating lease assets and liabilities. See Note 5 – Restructuring and Long-Lived Asset Impairment to our consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information.
(e)	Represents an adjustment to eliminate the gains and losses on disposal and sales of various assets.
(f)	Represents non-cash equity-based compensation expense relating to employees, directors, and consultants of the Company.
(g)	Represents an adjustment to eliminate the losses and gains on remeasurement of the Tax Receivable Agreement primarily due to changes in our blended income tax rate. See Note 12 – Income Taxes to our consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information.
(h)	Represents restructuring costs relating to Active Sports Restructuring during the year ended December 31, 2023 and our 2019 Strategic Shift for periods that ended on or before December 31, 2022. These restructuring costs include one-time employee termination benefits, incremental inventory reserve charges, and other associated costs. These costs exclude lease termination costs, which are presented separately above. See Note 5 – Restructuring and Long-Lived Asset Impairment to our consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information.
(i)	Represents loss and impairment on investments in equity securities and interest income relating to any notes receivables with those investments for periods beginning after December 31, 2022. Amounts relating to periods prior to 2023 were not significant. These amounts are included in other expense, net in the consolidated statements of operations. During the year ended December 31, 2023, this amount included a $1.3 million impairment on an equity method investment.
(j)	Represents income tax (benefit) expense relating to the LLC Conversion, which was primarily from adjustments for certain deferred tax assets that were written off or had changes in their valuation allowance. See Note 12 – Income Taxes to our consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information.
(k)	Represents the adjustment to net income attributable to non-controlling interests resulting from the above adjustments that impact the net income of CWGS, LLC. This adjustment uses the non-controlling interest’s weighted average ownership of CWGS, LLC of 47.3%, 49.8% and 49.1% for the years ended December 31, 2023, 2022 and 2021, respectively.

(l)	Represents the reallocation of net income attributable to non-controlling interests from the impact of the assumed change in ownership of CWGS, LLC from stock options, restricted stock units, and/or common units of CWGS, LLC.
(m)	Represents the income tax expense effect of the above adjustment for reallocation of net income attributable to non-controlling interests. This assumption uses effective tax rates between 25.0% and 25.5% for the adjustments for 2023, 2022 and 2021.
(n)	Typically represents adjustments to reflect the income tax benefit of losses of consolidated C-Corps that under the Company’s equity structure, prior to the LLC Conversion, could not be used against the income of other consolidated subsidiaries of CWGS, LLC. However, for the year ended December 31, 2021, this adjustment included the reversal of $15.2 million benefit from changes in the valuation allowance for CW. Subsequent to the redemption of all common units in CWGS, LLC and prior to the LLC Conversion, the Company believes certain actions could be taken such that the C-Corps’ losses could offset income of other consolidated subsidiaries. The adjustment reflects the income tax benefit assuming effective tax rates between 25.0% and 25.5% for the adjustments for 2023, 2022 and 2021 for the losses experienced by the consolidated C-Corps for which valuation allowances have been recorded. No assumed release of valuation allowance established for previous periods were included in these amounts. The $15.2 million release of valuation allowance during the year ended December 31, 2021 was considered to be reversed and excluded from adjusted net income attributable to Camping World Holdings, Inc. – diluted for purposes of this calculation. Beginning in 2023, these C-Corp losses offset income of other consolidated subsidiaries as a result of LLC Conversion at or around December 31, 2022. See Note 12 – Income Taxes to our consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information.
(o)	Represents the impact to the denominator for stock options, restricted stock units, and/or common units of CWGS, LLC.
(p)	The below amounts have not been considered in our adjusted earnings per share – diluted amounts as the effect of these items are anti-dilutive.
(q)	Represents the per share impact of the Non-GAAP adjustments to net income detailed above (see (a) through (k) above).
(r)	Represents the per share impact of stock options, restricted stock units, and/or common units of CWGS, LLC from the difference in their dilutive impact between the GAAP and Non-GAAP earnings per share calculations.

As discussed under “Our Corporate Structure Impact on Income Taxes” in Part II, Item 7 of this Form 10-K, our “Up-C” corporate structure may make it difficult to compare our results with those of companies with a more traditional corporate structure. There can be a significant fluctuation in the numerator and denominator for the calculation of our adjusted earnings per share – diluted depending on if the common units in CWGS, LLC are considered dilutive or anti-dilutive for a given period. To improve comparability of our financial results, users of our financial statements may find it useful to review our earnings per share assuming the full redemption of common units in CWGS, LLC for all periods, even when those common units would be anti-dilutive. The relevant numerator and denominator adjustments have been provided under “Anti-dilutive amounts” in the table above (see (p) above).

Liquidity and Capital Resources

General

Our primary requirements for liquidity and capital have been working capital, inventory management, acquiring and building new store locations, the improvement and expansion of existing store locations, debt service, distributions to holders of equity interests in CWGS, LLC and our Class A common stock, and general corporate needs. These cash requirements have historically been met through cash provided by operating activities, cash and cash equivalents, proceeds from registered offerings of our Class A common stock, borrowings under our Senior Secured Credit Facilities (as defined in Part II, Item 8 of this Form 10-K), borrowings under our Floor Plan Facility (as defined in Part II, Item 8 of this Form 10-K), and borrowings under our Real Estate Facilities (as defined in Part II, Item 8 of this Form 10-K).

Our additional liquidity needs are expected to include public company costs, payment of cash dividends, any exercise of the redemption right by the Continuing Equity Owners from time to time (should we elect to redeem common units for a cash payment), our stock repurchase program as described below, payments under the Tax Receivable Agreement, and state and federal taxes to the extent not reduced as a result of the Tax Receivable Agreement. The Continuing Equity Owners may exercise such redemption right for as long as their common units remain outstanding. Although the actual timing and amount of any payments that may be made under the Tax Receivable Agreement will vary, we expect that the payments that we will be required to make to the Continuing Equity Owners, Former Profits Unit Holders, and Crestview Partners II GP, L.P. will be significant. Any payments made by us to Continuing Equity Owners, Former Profits Unit Holders, and Crestview Partners II GP, L.P. under the Tax Receivable Agreement will generally reduce the amount of overall cash flow that might have otherwise been available to us or to CWGS, LLC and, to the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, the unpaid amounts generally will be deferred and will accrue interest until paid by us; provided, however, that nonpayment for a specified period may constitute a material breach of a material obligation under the Tax Receivable Agreement and therefore may accelerate payments due under the Tax Receivable Agreement. For a discussion of the Tax Receivable Agreement, see Note 12 — Income Taxes to our consolidated financial statements included in Part II, Item 8 of this Form 10-K.

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

During the year ended December 31, 2023, we did not repurchase shares of Class A common stock. During the year ended December 31, 2022, we repurchased 2,592,524 shares of our Class A common stock for $79.8 million, including broker commissions. As of December 31, 2023, $120.2 million was available under the stock repurchase program to repurchase additional shares of our Class A common stock.

Dividends

On May 24, 2023, in conjunction with the announcement of the declaration of the second quarter 2023 dividend to holders of Class A common stock, we announced that we had initiated an analysis of our capital allocation strategy as part of our commitment to driving long-term growth and maintaining a competitive dividend. After completing the capital allocation strategy analysis during July 2023, we announced on August 1, 2023, that the Board of Directors approved a decrease of the quarterly cash dividend to $0.125 per share of Class A common stock from $0.625 per share, beginning with the quarterly cash dividend to be paid in September 2023. The quarterly cash dividends paid in September and December of 2023 were funded entirely from the Excess Tax Distribution (as defined under “Dividend Policy” included in Part II, Item 5 of this Form 10-K), with no portion funded by common unit cash distributions from CWGS, LLC. We believe that this decrease in the quarterly cash dividend will help us utilize that capital to continue to execute our expansion plans through accretive RV dealership acquisitions.

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

Acquisitions and Capital Expenditures

During the year ended December 31, 2023, the RV and Outdoor Retail segment purchased real property for an aggregate purchase price of $67.2 million.

Over the next twelve months, our expansion of dealerships through acquisition and construction is expected to cost between $71.5 million and $114.9 million from a combination of business acquisitions and capital expenditures relating to land, buildings, and improvements. Included in this range is $71.5 million related to business acquisitions where, at a minimum, we have already signed a letter of intent with the seller. These cost estimates exclude amounts for acquired inventories, which are primarily financed through our Floor Plan Facility. Additionally, the cost estimates do not consider potential funding received through sale leaseback transactions or other means for real estate and construction activities. We are in the early stages of evaluating additional dealership acquisition opportunities and will update our cost estimates in future periodic reports, if necessary, as there are further developments. Factors that could impact the quantity of future locations or the cost to acquire or open those locations include, but are not limited to, our ability to locate potential acquisition targets or greenfield locations in a geographic area and at a cost that meets our success criteria; continued strong cash flow generation from our operations to fund these acquisitions and new locations; and availability of financing on our Floor Plan Facility. We expect the additional cash requirements of the other announced initiatives to be immaterial.

Tax Receivable Agreement Liability

The aggregate estimated payments under the Tax Receivable Agreement at December 31, 2023, were as follows (in thousands):

As of
December 31, 2023
2024	$12,943
2025	12,277
2026	12,599
2027	13,042
2028	13,500
Thereafter	98,448
Total	$162,809

See Note 12 — Income Taxes to our consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information.

2019 Strategic Shift

In connection with the 2019 Strategic Shift during the year ended December 31, 2023, we incurred $4.0 million of other associated costs. The process of identifying subtenants and negotiating lease terminations has been delayed, which initially was in part due to the COVID-19 pandemic, and these delays are expected to continue. The timing of these negotiations will vary as both subleases and terminations are contingent on landlord approvals. We expect that the ongoing lease-related costs relating to the 2019 Strategic Shift, net of associated sublease income, will be less than $4.0 million per year. For a discussion of the 2019 Strategic Shift and other restructuring activities, see Note 5 ─ Restructuring and Long-Lived Asset Impairment to our consolidated financial statements included in Part II, Item 8 of this Form 10-K.

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

See Note 11 ─ Lease Obligations to our consolidated financial statements included in Part II, Item 8 of this Form 10-K for a discussion of cash requirements relating to operating and finance lease obligations.

See Note 14 — Commitments and Contingencies to our consolidated financial statements included in Part II, Item 8 of this Form 10-K for a discussion of cash requirements relating to service and marketing sponsorship agreements.

Sources of Liquidity and Capital

We believe that our sources of liquidity and capital including cash provided by operating activities and borrowings under our various credit facilities, other long-term debt, and finance lease arrangements (see Liquidity and Capital Resources — Summary of Credit Facilities, Other Long-Term Debt, and Finance Lease Arrangements in Part II, Item 7 of this Form 10-K), including additional borrowing capacity where applicable, will be sufficient to finance our continued operations, growth strategy, including the opening of any additional store locations, quarterly cash dividends (as described above), required payments for our obligations under the Tax Receivable Agreement, and additional expenses we expect to incur for at least the next twelve months.

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

As of December 31, 2023 and 2022, we had working capital of $401.3 million and $611.3 million, respectively, including $39.6 million and $130.1 million, respectively, of cash and cash equivalents. Our working capital reflects the cash provided by deferred revenue and gains reported under current liabilities of $92.4 million and $95.7 million as of December 31, 2023 and 2022, respectively. Deferred revenue primarily consists of cash collected for club memberships and roadside assistance contracts in advance of services to be provided, which is deferred and recognized as revenue over the life of the membership, and deferred revenue for the annual guide. We use net proceeds from this deferred membership revenue to lower our long-term borrowings and finance our working capital needs. Our Floor Plan Facility includes a flooring line aggregate interest reduction (“FLAIR”) offset account that allows us to transfer cash as an offset to the payables under the Floor Plan Facility. At December 31, 2023, and 2022, the FLAIR offset account was $145.0 million and $217.7 million, respectively, of which $73.2 million and $159.1 million, respectively, could have been withdrawn while remaining in compliance with the financial covenants of the Floor Plan Facility.

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

Cash Flow

The following table shows summary cash flow information for the years ended December 31, 2023 and 2022, respectively:

	Year Ended December 31,
(In thousands)	2023	2022
Net cash provided by operating activities	$310,807	$189,783
Net cash used in investing activities	(369,406)	(422,535)
Net cash (used in) provided by financing activities	(31,885)	95,551
Net decrease in cash and cash equivalents	$(90,484)	$(137,201)

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

Net cash provided by operating activities was $310.8 million for the year ended December 31, 2023, an increase of $121.0 million from $189.8 million of net cash provided by operating activities for the year ended December 31, 2022. The increase was primarily due to a $455.3 million increase in the working capital adjustment for inventory, a $42.6 million increase in the working capital adjustment for accounts payable and accrued expenses, a $21.2 million increase in the working capital adjustment for prepaid expenses and other assets, a $7.1 million increase in the working capital adjustment for operating lease liabilities, and a $5.0 million increase in long-lived asset impairment, partially offset by a $300.4 million reduction in net income, a $55.2 million decrease in deferred income taxes, a $19.8 million decrease in the working capital adjustment for accounts receivable and contracts in transit, an $11.7 million decrease in depreciation and amortization, a $9.8 million decrease in equity-based compensation, an $8.2 million decrease in deferred revenue, a $5.8 million increase in gain on sale or disposal of assets, and a $1.7 million increase in gain on lease termination.

Investing activities.  Our investment in business activities primarily consists of expanding our operations through organic growth and the acquisition of store locations. Substantially all of our new store locations and capital expenditures have been financed using cash provided by operating activities and borrowings under our various credit facilities, other long-term debt, and finance lease arrangements, as applicable (see Liquidity and Capital Resources — Summary of Credit Facilities, Other Long-Term Debt, and Finance Lease Arrangements in Item 7 of Part II of this Form 10-K).

The table below summarizes our capital expenditures for the years ended December 31, 2023 and 2022, respectively:

	Year Ended December 31,
(In thousands)	2023	2022
IT hardware and software	$14,889	$15,145
Greenfield and acquired dealership locations	41,968	66,353
Existing store locations	57,591	71,336
Corporate and other	16,632	2,092
Total capital expenditures	$131,080	$154,926

Our capital expenditures consist primarily of investing in acquired and greenfield retail and RV dealership locations, existing store locations, information technology, hardware and software. The expected capital expenditures relating to new dealerships and real estate purchases for the year ending December 31, 2024 are discussed above. As of December 31, 2023, we had entered into contracts for construction of new and existing dealership buildings for an aggregate future commitment of $25.6 million. There were no other material commitments for capital expenditure.

Net cash used in investing activities was $369.4 million for the year ended December 31, 2023. The $369.4 million of cash used in investing activities was comprised of $209.5 million for the acquisition of RV dealerships, net of cash acquired, $131.1 million of capital expenditures primarily related to store locations, $67.2 million for the purchase of real property, $3.4 million for purchase of and loans to other investments, and $2.2 million for the purchase of intangible assets, partially offset by proceeds from the sale of real property of $40.8 million and proceeds of $3.2 million from the sale of property and equipment. See Note 16 – Acquisitions to our consolidated financial statements included in Part II, Item 8 of this Form 10-K.

Net cash used in investing activities was $422.5 million for the year ended December 31, 2022. The $422.5 million of cash used in investing activities was comprised of $154.9 million of capital expenditures primarily related to store locations, $217.0 million for the purchase of RV and outdoor retail businesses and a publication business, $55.7 million for the purchase of real property, $3.0 million for purchase of other investments, and $0.9 million for the purchase of intangible assets, partially offset by proceeds from the sale of real property of $7.4 million and proceeds of $1.6 million from the sale of property and equipment. See Note 16 – Acquisitions to our consolidated financial statements included in Part II, Item 8 of this Form 10-K.

Financing activities.  Our financing activities primarily consist of proceeds from the issuance of debt and the repayment of principal and debt issuance costs.

Our net cash used in financing activities was $31.9 million for the year ended December 31, 2023. The $31.9 million of cash used in financing activities was primarily due to $66.8 million of dividends paid on Class A common stock, $39.0 million of payments on long-term debt, $31.5 million of member distributions, $6.9 million of withholding taxes paid upon the vesting of restricted stock units (“RSU”), $5.5 million of payments on finance leases, $0.9 million for debt issuance costs payments and $0.2 million of payments on sale-leaseback arrangement, partially offset by $59.3 million of net proceeds from borrowings under the Floor Plan Facility, $59.2 million of proceeds from long-term debt and $0.4 million of proceeds from exercise of stock options.

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

Summary of Credit Facilities, Other Long-Term Debt, and Finance Lease Arrangements

As of December 31, 2023 and 2022, we had outstanding debt in the form of our Senior Secured Credit Facilities, our Floor Plan Facility, our Real Estate Facilities, other long-term debt, and finance lease obligations. We may from time to time seek to refinance, retire or exchange our outstanding debt. Such refinancings, repayments or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. For additional information regarding our interest rate risk and interest rate hedging instruments, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of this Form 10-K.

The following table shows a summary of the outstanding balances, current portion, and remaining available borrowings under our credit facilities, other long-term debt and finance lease arrangements. See definitions and further details in Note 4 – Inventories and Floor Plan Payables, Note 10 – Long-Term Debt, and Note 11 – Lease Obligations to our consolidated financial statements included in Part II, Item 8 of this Form 10-K) at December 31, 2023:

			Current		Remaining
(In thousands)	Outstanding		Portion		Available
Floor Plan Facility:
Notes payable - floor plan	$1,371,145		$1,371,145		$264,811	(1)
Revolving line of credit	20,885		—		49,115	(2)
Senior Secured Credit Facilities:
Term Loan Facility	1,346,229		14,015		—
Revolving Credit Facility	—		—		22,750	(3)
Other:
Real Estate Facilities	183,892	(4)	8,648	(4)	68,394	(5)
Other long-term debt	8,246		322		—
Finance lease obligations	114,884		17,133		—
	$3,045,281		$1,411,263		$405,070

(1)	The unencumbered borrowing capacity for the Floor Plan Facility represents the additional borrowing capacity less any accounts payable for sold inventory and less any purchase commitments. Additional borrowings are subject to the vehicle collateral requirements under the Floor Plan Facility. In July 2023, an amendment to the Floor Plan Facility increased the borrowing capacity under the floor plan notes payable by $150.0 million.
(2)	The revolving line of credit borrowings are subject to a borrowing base calculation but were not limited as of December 31, 2023.
(3)	The Revolving Credit Facility remaining available balance was reduced by outstanding undrawn letters of credit. The Credit Agreement requires compliance with a Total Net Leverage Ratio covenant when borrowings on the Revolving Credit Facility (excluding certain amounts relating to letters of credit) is over a 35%, or $22.8 million, threshold (Note 10 – Long-Term Debt to our consolidated financial statements included in Part II, Item 8 of this Form 10-K). The otherwise remaining available borrowings of $60.1 million were reduced by $37.3 million to $22.8 million in light of this financial covenant at December 31, 2023.
(4)	Includes $17.3 million outstanding and $0.9 million current portion that are classified as liabilities related to assets held for sale (see Note 6 – Assets Held for Sale).
(5)	Additional borrowings on the Real Estate Facilities are subject to a debt service coverage ratio covenant and to the property collateral requirements under the Real Estate Facilities. During the first quarter of 2024, we expect to complete approximately $55.0 million of additional borrowings in aggregate on the Real Estate Facilities.

We have experienced an increase in interest rates, which are expected to remain elevated into 2024. As of December 31, 2023 and 2022, the applicable interest rate for the floor plan notes payable under the Floor Plan Facility was 7.28% and 6.01%, respectively. As of December 31, 2023 and 2022, the average interest rate for the Term Loan Facility was 7.97% and 6.80%, respectively. The increase in interest rates and, to a lesser extent, higher average principal balances on our Real Estate Facilities have resulted in a combined year-over-year increase in our floor plan interest expense and other interest expense, net of $100.6 million for 2023 compared to 2022.

Other Long-Term Debt

Other long-term debt is comprised of a mortgage on a property, which matures in December 2026, and a promissory note assumed as part of a real estate purchase. See Note 10 – Long-Term Debt to our consolidated financial statements included in Part II, Item 8 of this Form 10-K.

Finance Lease Obligation

From time to time, we enter into finance leases typically for real estate and/or information technology equipment. See Note 11 – Leases to our consolidated financial statements included in Part II, Item 8 of this Form 10-K.

Sale/Leaseback Arrangements

We have in the past and may in the future enter into sale-leaseback transactions to finance certain property acquisitions and capital expenditures, pursuant to which we sell property and/or leasehold improvements to third parties and agree to lease those assets back for a certain period of time. Such sales generate proceeds which vary from period to period.

On February 8, 2022, FRHP Lincolnshire, LLC sold three properties for a total sale price of $28.0 million. Concurrent with the sale of these properties, we entered into three separate twenty-year lease agreements, whereby we will lease back the properties from the acquiring company. Under each lease agreement, FR has four consecutive options to extend the lease term for additional periods of five years for each option. This transaction is accounted for as a financing transaction. We recorded a liability for the amount received, will continue to depreciate the non-land portion of the assets, and have imputed an interest rate so that the net carrying amount of the financial liability and remaining non-land assets will be zero at the end of the initial lease terms. The financial liability is included in other long-term liabilities in the consolidated balance sheet as of December 31, 2023.

Deferred Revenue

Deferred revenue consists of our sales for products and services not yet recognized as revenue at the end of a given period. Our deferred revenue as of December 31, 2023 was $159.1 million. Deferred revenue is expected to be recognized as revenue as set forth in the following table (in thousands):

As of
December 31, 2023
2024	$92,366
2025	33,217
2026	17,233
2027	9,305
2028	4,274
Thereafter	2,751
Total	$159,146

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

Revenue Recognition — Finance and Insurance Chargebacks

Finance and insurance revenue is recorded net, since we are acting as an agent in the transaction, and is recognized when a finance and insurance product contract payment has been received or financing has been arranged. The proceeds that the Company receives for arranging financing contracts, selling extended service contracts, and selling other insurance products, are subject to chargebacks if the customer terminates the respective contract earlier than a stated period. In the case of insurance products and extended service contracts, the stated period typically extends from one to seven years with the refundable revenue declining over the contract term. These proceeds are recorded as variable consideration, net of estimated chargebacks. Chargebacks are estimated based on ultimate future cancellation rates by product type and year sold using a combination of actuarial methods and leveraging our historical experience using data extending back to 2014, adjusted for new consumer trends. The chargeback liabilities included in the estimate of variable consideration totaled $68.2 million and $76.4 million as of December 31, 2023 and December 31, 2022, respectively, which are recorded as part of other current liabilities and other long-term liabilities on our consolidated balance sheets. If cancellation rates on products sold during 2023 and 2022 were to increase by 100 basis points, our chargeback liabilities would have increased by $5.9 million as of December 31, 2023 and finance and insurance, net revenue for the year ended December 31, 2023, would have decreased by the same amount.

Long-Lived Assets — Impairment

Our long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Our long-lived asset groups exist predominantly at the individual store location level and the associated impairment analysis involves the comparison of an asset group’s estimated future undiscounted cash flows over its remaining useful life to its respective carrying value, which primarily includes furniture, equipment, leasehold improvements, and operating lease assets. For long-lived asset groups identified with carrying values not recoverable by future undiscounted cash flows, impairment charges are recognized to the extent the sum of the discounted future cash flows from the use of the asset group is less than the carrying value. The impairment charge is allocated to the individual long-lived assets within an asset group; however, an individual long-lived asset is not impaired below its individual fair value, if readily determinable. The measurement of any impairment loss includes estimation of the fair value of the asset group’s respective operating lease assets, which includes estimates of market rental rates based on comparable lease transactions. We believe our estimated cash flows are sufficient to support the carrying value of our long-lived assets. If estimated cash flows significantly differ in the future, we may be required to record additional asset impairments. For the years ended December 31, 2023, 2022, and 2021, we recorded long-lived asset impairment of $9.3 million, $4.2 million, and $3.0 million, respectively (see Note 5 – Restructuring and Long-lived Asset Impairment to our consolidated financial statements included in Part II, Item 8 of this Form 10-K).

Inventories — Products, Parts, Accessories and Other

In assessing lower of cost or net realizable value for products, parts, accessories and other inventories, we typically consider (i) the aging of the inventory item, (ii) historical sales experience of the inventory item, and (iii) current market conditions and trends for the inventory item. We also review and consider the following metrics related to sales of inventory items (both on a recent and longer-term historical basis): (i) days of supply in our inventory, and (ii) average selling price if sold at less than original cost. We then determine the appropriate level of inventory cost adjustment required to reduce our inventory to the lower of cost or net realizable value and record the resulting adjustment in the period in which we determine a loss has occurred. If future demand or market conditions for our products are less favorable than forecasted or if unforeseen circumstances negatively impact the utility of inventory, we may be required to record additional write-downs, which would negatively affect the results of operations in the period when the write-downs are recorded. For the year ended December 31, 2023, we recorded incremental inventory reserve charges of $4.3 million relating to the Active Sports Restructuring and, for the year ended December 31, 2021, we recorded incremental inventory reserve charges of $15.0 million relating to our 2019 Strategic Shift (see Note 5 – Restructuring and Long-lived Asset Impairment to our consolidated financial statements included in Part II, Item 8 of this Form 10-K). If there was a decrease in net realizable value of our products, parts, accessories and other inventory that resulted in a 100 basis point decrease in the cost of that inventory at December 31, 2023, the resulting inventory cost adjustment would be $2.0 million.

Deferred Tax Assets and Tax Receivable Agreement Liability — Valuation

When Continuing Equity Owners redeemed common units in CWGS, LLC for Class A common stock, CWH received an equal number of common units to the quantity of shares of Class A common stock issued to the Continuing Equity Owners. When CWH acquired this additional ownership in CWGS, LLC in the form of common units, it received a significant step-up in outside tax basis on the underlying assets held by CWGS, LLC. The step-up was principally equivalent to the difference between (1) the fair value of the underlying assets on the date of the redemption and (2) the tax basis in the underlying assets, multiplied by the percentage of common units acquired. The majority of the step-up in basis was related to intangible assets, primarily goodwill, and is included within deferred tax assets on our consolidated balance sheets. The computation of the step-up required valuations of the intangible assets of CWGS, LLC and has the same complexities and estimates as our purchase accounting on acquisitions (see Note 16 – Acquisitions to our consolidated financial statements included in Part II, Item 8 of this Form 10-K). In addition, the step-up is governed by complex IRS rules that limit which class and amount of step-up is deductible. Given the magnitude of the deferred tax assets and complexity of the calculations, small adjustments to our model used to calculate these deferred tax assets can result in material changes to the amounts recognized, especially in years that include redemptions by Continuing Equity Owners. If more common units of CWGS, LLC are redeemed by Continuing Equity Owners, the percentage of CWH’s ownership of CWGS, LLC will increase, and additional deferred tax assets will be created as additional tax basis step-ups occur and such amounts are likely to be material.

Pursuant to the Tax Receivable Agreement, CWH makes annual payments to the Original Equity Owners that had previously redeemed common units in CWGS, LLC equivalent to 85% of any tax benefits CWH realizes on each year’s tax return from the additional tax deductions arising from the step-up in tax basis. As of December 31, 2023 and 2022, we had recorded Tax Receivable Agreement liabilities of $162.8 million and $170.6 million, respectively, for the future cash obligations expected to be paid under the Tax Receivable Agreement, which were not discounted. The calculation of this liability is a function of the step-up described above and, therefore, has the same complexities and estimates. Similar to the deferred tax assets, these liabilities would likely increase materially if Continuing Equity Owners redeem additional common units of CWGS, LLC. As of December 31, 2023, if there was a 100 basis point increase or decrease in the estimated income tax rate, the Tax Receivable Agreement liability would increase or decrease by $6.5 million, respectively.

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

Based on December 31, 2023 debt levels (see Liquidity and Capital Resources — Summary of Credit Facilities, Other Long-Term Debt, and Finance Lease Arrangements in Part II, Item 7 of this Form 10-K), an increase or decrease of 100 basis points in the effective interest rate would cause an increase or decrease in interest expense:

•under our Term Loan Facility of $13.8 million over the next 12 months;

•under our Floor Plan Facility of approximately $13.9 million over the next 12 months;

•	under our Floor Plan Facility revolving line of credit of approximately $0.2 million over the next 12 months;

•under our Real Estate Facilities of approximately $2.0 million over the next 12 months; and

•under our Other Long-Term Debt would be immaterial.

See “Results of Operations” and “Summary of Credit Facilities, Other Long-Term Debt, and Finance Lease Arrangements” in Part II, Item 7 of this Form 10-K for a discussion of interest expense for the year ended December 31, 2023 compared to the year ended December 31, 2022.

We do not use derivative financial instruments for speculative or trading purposes, but this does not preclude our adoption of specific hedging strategies in the future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Camping World Holdings, Inc. and Subsidiaries

Consolidated Financial Statements

Years Ended December 31, 2023, 2022, and 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Camping World Holdings, Inc., and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Camping World Holdings, Inc., and subsidiaries (the "Company") as of December 31, 2023, and 2022, the related consolidated statements of operations, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes and the schedules listed in the Index at Item 15(a)(2) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Revenue Recognition — Chargebacks related to Extended Service Contracts and Other Insurance Products - Refer to Note 1 to the consolidated financial statements

Critical Audit Matter Description

The Company acts as an agent in selling certain extended service contracts and other insurance products (“insurance product contracts”) with multi-year terms to customers on behalf of third-party insurance providers.

The proceeds the Company receives for selling insurance product contracts are subject to chargebacks if the customer terminates the respective contract earlier than a stated period. The proceeds are recorded as variable consideration, net of estimated chargebacks. The Company estimates chargebacks by developing an estimate of ultimate future cancellation rates using a combination of actuarial methods which leverage the Company’s historical chargeback experience.

Given the judgment involved in developing an estimate of ultimate future cancellation rates used to estimate the chargeback liabilities, auditing this assumption required a high degree of auditor judgment, including the use of our actuarial specialists, in performing audit procedures to evaluate the reasonableness of management’s estimate. Therefore, we identified this as a critical audit matter.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the ultimate future cancellation rates used to estimate the chargeback liabilities included the following, among others:

●	Testing the effectiveness of controls over the calculation of the chargeback liabilities, which includes the estimation of future cancellation rates.
●	Inspecting standard insurance product contracts for each contract type to evaluate whether the arrangements in effect were consistent with the assumptions used to calculate the chargeback liabilities.
●	Testing the underlying data that served as the basis for the actuarial analyses, to evaluate whether the inputs to the actuarial estimate were accurate and complete.
●	With the assistance of our actuarial specialists we:
●	Developed a range of the chargeback liabilities based on independently estimated ultimate future cancellation rates, which we compared to the liabilities estimated by management.
●	Evaluated the Company’s ability to estimate the ultimate future cancellation rates by comparing its historical estimates with actual chargeback payments.

Long-Lived Asset Impairment — Refer to Notes 1 and 5 to the consolidated financial statements

Critical Audit Matter Description

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Its long-lived asset groups exist predominantly at the individual store location level and the associated impairment analysis involves the comparison of an asset group’s estimated future undiscounted cash flows over its remaining useful life to its respective carrying value, which primarily includes furniture, equipment, leasehold improvements, and operating lease assets. For long-lived asset groups identified with carrying values not recoverable by future undiscounted cash flows, impairment charges are recognized to the extent the sum of the discounted future cash flows from the use of the asset group is less than the carrying value. The impairment charge is allocated to the individual long-lived assets within an asset group; however, an individual long-lived asset is not impaired below its individual fair value, if readily determinable. The measurement of any impairment loss includes estimation of the fair value of the asset group’s respective operating lease assets, which includes estimates of market rental rates based on comparable lease transactions.

Management exercises significant judgment in identifying whether events or changes in circumstances indicate that an asset group’s long-lived asset carrying amount may not be recoverable and in determining the assumptions used in the estimation of future cash flows to estimate the fair value of an asset group’s long-lived assets. As a result, a high degree of auditor judgment and an increased extent of effort is required, including the use of valuation specialists in evaluating management’s estimates of market rental rates. Therefore, we identified this as a critical audit matter.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s identification of impairment indicators and estimation of an asset group’s future cash flows included the following, among others:

●	Testing the effectiveness of controls over the impairment of long-lived assets, including those over the estimation of future cash flows and current market rental rates for select store locations.
●	Evaluating the methodology and assumptions used by management to identify impairment indicators by:
●	Inspecting the Company’s impairment indicator analysis to determine if contradictory evidence existed as to the completeness of the population of potentially impaired store locations.
●	Evaluating the accuracy of long-lived assets recorded to individual asset groups, as well as the identification of store level cash flows attributable to each asset group.
●	Comparing individual store level current and historical operating results to the general ledger to assess the reliability of information used.
●	Reading board of director meeting minutes, while considering available industry information and macroeconomic trends.
●	Evaluating the reasonableness of the methodology used by management and the assumptions used in the estimation of future cash flows, by performing the following procedures for selected store locations:
●	Comparing the minimum projected cash flows required to recover the carrying amount of the store location to historical chain-wide average cash flows for comparable locations with similar economic circumstances and relevant location characteristics.
●	Analyzing the duration of projected cash flows used to assess store profitability.
●	Evaluating the consistency of projected cash flows with other relevant information obtained in our audit, such as internal forecasts and industry information.
●	With the assistance of our valuation specialists we:
◾	Compared the relevant lease datapoints (i.e., lease start date, square footage, rent per square foot) used in the Company’s estimate to an independent industry database where such information was publicly available.
◾	Identified additional comparable lease datapoints of similar square footage to the store location in the related geographic market and calculated a range of rent per square foot and average rent per square foot for similar lease types.
◾	Evaluated the reasonableness of the market rental rates by comparing to the respective market data, considering the level of similarity of the location with the age, size, and proximity of the comparable lease datapoints.

●	Where available, we compared the rent per square foot for sublease offers and current negotiations with potential tenants to the market rental rate assumption for the related locations to determine if the market rental rate assumption was reasonably supported by the current offers on the actual property.

/s/ Deloitte & Touche LLP

Chicago, Illinois

February 26, 2024

We have served as the Company's auditor since 2018.

Camping World Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands Except Per Share Amounts)

	December 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$39,647	$130,131
Contracts in transit	60,229	50,349
Accounts receivable, net	128,070	112,411
Inventories	2,042,949	2,123,858
Prepaid expenses and other assets	48,353	66,913
Assets held for sale	29,864	—
Total current assets	2,349,112	2,483,662

Property and equipment, net	834,426	758,281
Operating lease assets	740,052	742,306
Deferred tax assets, net	157,326	143,226
Intangible assets, net	13,717	20,945
Goodwill	711,222	622,423
Other assets	39,829	29,304
Total assets	$4,845,684	$4,800,147
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$133,516	$127,691
Accrued liabilities	149,096	147,833
Deferred revenues	92,366	95,695
Current portion of operating lease liabilities	63,695	61,745
Current portion of finance lease liabilities	17,133	10,244
Current portion of Tax Receivable Agreement liability	12,943	10,873
Current portion of long-term debt	22,121	25,229
Notes payable – floor plan, net	1,371,145	1,319,941
Other current liabilities	68,536	73,076
Liabilities related to assets held for sale	17,288	—
Total current liabilities	1,947,839	1,872,327

Operating lease liabilities, net of current portion	763,958	764,835
Finance lease liabilities, net of current portion	97,751	94,216
Tax Receivable Agreement liability, net of current portion	149,866	159,743
Revolving line of credit	20,885	20,885
Long-term debt, net of current portion	1,498,958	1,484,416
Deferred revenues	66,780	70,247
Other long-term liabilities	85,440	85,792
Total liabilities	4,631,477	4,552,461
Commitments and contingencies
Stockholders' equity:
Preferred stock, par value $0.01 per share – 20,000 shares authorized; none issued and outstanding	—	—
Class A common stock, par value $0.01 per share – 250,000 shares authorized; 49,571 and 47,571 shares issued, respectively; 45,020 and 42,441 shares outstanding, respectively	496	476
Class B common stock, par value $0.0001 per share – 75,000 shares authorized; 39,466 and 41,466 shares issued, respectively; 39,466 and 41,466 shares outstanding, respectively	4	4
Class C common stock, par value $0.0001 per share – 0.001 share authorized, issued and outstanding	—	—
Additional paid-in capital	98,280	106,051
Treasury stock, at cost; 4,551 and 5,130 shares, respectively	(159,440)	(179,732)
Retained earnings	185,244	221,031
Total stockholders' equity attributable to Camping World Holdings, Inc.	124,584	147,830
Non-controlling interests	89,623	99,856
Total stockholders' equity	214,207	247,686
Total liabilities and stockholders' equity	$4,845,684	$4,800,147

See accompanying Notes to Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

(In Thousands Except Per Share Amounts)

	Year Ended December 31,
	2023	2022	2021
Revenue:
Good Sam Services and Plans	$193,827	$192,128	$180,722
RV and Outdoor Retail
New vehicles	2,576,278	3,228,077	3,299,454
Used vehicles	1,979,632	1,877,601	1,686,217
Products, service and other	870,038	999,214	1,100,942
Finance and insurance, net	562,256	623,456	598,475
Good Sam Club	44,516	46,537	47,944
Subtotal	6,032,720	6,774,885	6,733,032
Total revenue	6,226,547	6,967,013	6,913,754
Costs applicable to revenue (exclusive of depreciation and amortization shown separately below):
Good Sam Services and Plans	59,391	71,966	72,877
RV and Outdoor Retail
New vehicles	2,175,819	2,576,276	2,423,478
Used vehicles	1,574,238	1,418,053	1,247,794
Products, service and other	533,625	631,010	706,074
Good Sam Club	4,825	7,424	7,203
Subtotal	4,288,507	4,632,763	4,384,549
Total costs applicable to revenue	4,347,898	4,704,729	4,457,426
Operating expenses:
Selling, general, and administrative	1,538,988	1,606,984	1,573,609
Debt restructure expense	—	—	12,078
Depreciation and amortization	68,643	80,304	66,418
Long-lived asset impairment	9,269	4,231	3,044
Lease termination	(103)	1,614	2,211
(Gain) loss on sale or disposal of assets	(5,222)	622	(576)
Total operating expenses	1,611,575	1,693,755	1,656,784
Income from operations	267,074	568,529	799,544
Other expense:
Floor plan interest expense	(83,075)	(42,031)	(14,108)
Other interest expense, net	(135,270)	(75,745)	(46,912)
Loss on debt restructure	—	—	(1,390)
Tax Receivable Agreement liability adjustment	2,442	114	(2,813)
Other expense, net	(1,769)	(752)	(122)
Total other expense	(217,672)	(118,414)	(65,345)
Income before income taxes	49,402	450,115	734,199
Income tax benefit (expense)	1,199	(99,084)	(92,124)
Net income	50,601	351,031	642,075
Less: net income attributable to non-controlling interests	(19,557)	(214,084)	(363,614)
Net income attributable to Camping World Holdings, Inc.	$31,044	$136,947	$278,461

Earnings per share of Class A common stock:
Basic	$0.70	$3.23	6.19
Diluted	$0.55	$3.22	6.07
Weighted average shares of Class A common stock outstanding:
Basic	44,626	42,386	45,009
Diluted	84,972	42,854	89,762

See accompanying Notes to Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(In Thousands)

							Additional			Retained	Non-
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Paid-In	Treasury Stock		Earnings	Controlling
	Shares	Amounts	Shares	Amounts	Shares	Amounts	Capital	Shares	Amounts	(Deficit)	Interest	Total
Balance at January 1, 2021	42,799	$428	45,999	$5	—	$—	$63,342	(572)	$(15,187)	$(21,814)	$(36,005)	$(9,231)
Equity-based compensation	—	—	—	—	—	—	24,490	—	—	—	23,446	47,936
Exercise of stock options	—	—	—	—	—	—	(1,651)	189	5,762	—	—	4,111
Non-controlling interest adjustment for capital contribution of proceeds from the exercise of stock options	—	—	—	—	—	—	(2,017)	—	—	—	2,017	—
Vesting of restricted stock units	—	—	—	—	—	—	(28,493)	971	34,756	—	(6,263)	—
Repurchases of Class A common stock for withholding taxes on vested RSUs	—	—	—	—	—	—	(989)	(303)	(11,100)	—	—	(12,089)
Stock award to employee	—	—	—	—	—	—	(15,551)	511	19,586	—	(4,035)	—
Repurchases of Class A common stock for withholding taxes on stock award to employee	—	—	—	—	—	—	(160)	(197)	(7,567)	—	—	(7,727)
Repurchases of Class A common stock to treasury stock	—	—	—	—	—	—	74,487	(3,989)	(156,256)	—	(74,487)	(156,256)
Redemption of LLC common units for Class A common stock	4,722	47	(4,533)	(1)	—	—	15,685	—	—	—	1,392	17,123
Distributions to holders of LLC common units	—	—	—	—	—	—	—	—	—	—	(193,735)	(193,735)
Dividends(1)	—	—	—	—	—	—	—	—	—	(67,176)	—	(67,176)
Establishment of liabilities under the Tax Receivable Agreement and related changes to deferred tax assets associated with that liability	—	—	—	—	—	—	(31,137)	—	—	—	—	(31,137)
Non-controlling interest adjustment	—	—	—	—	—	—	107	—	—	—	(107)	—
Net income	—	—	—	—	—	—	—	—	—	278,461	363,614	642,075
Balance at December 31, 2021	47,521	$475	41,466	$4	—	$—	$98,113	(3,390)	$(130,006)	$189,471	$75,837	$233,894
Equity-based compensation	—	—	—	—	—	—	13,897	—	—	—	16,830	30,727
Exercise of stock options	—	—	—	—	—	—	(349)	25	890	—	—	541
Non-controlling interest adjustment for capital contribution of proceeds from the exercise of stock options	—	—	—	—	—	—	(245)	—	—	—	245	—
Vesting of restricted stock units	—	—	—	—	—	—	(35,831)	1,211	42,640	—	(6,600)	209
Repurchases of Class A common stock for withholding taxes on vested RSUs	—	—	—	—	—	—	2,371	(383)	(13,499)	—	—	(11,128)
Repurchases of Class A common stock to treasury stock	—	—	—	—	—	—	27,561	(2,593)	(79,757)	—	(37,774)	(89,970)
Redemption of LLC common units for Class A common stock	50	1	—	—	—	—	424	—	—	—	(45)	380
Disgorgement of short-swing profits by Section 16 officer	—	—	—	—	—	—	58	—	—	—	—	58
Distributions to holders of LLC common units	—	—	—	—	—	—	—	—	—	—	(162,963)	(162,963)
Dividends(1)	—	—	—	—	—	—	—	—	—	(105,387)	—	(105,387)
Establishment of liabilities under the Tax Receivable Agreement and related changes to deferred tax assets associated with that liability	—	—	—	—	—	—	294	—	—	—	—	294
Non-controlling interest adjustment	—	—	—	—	—	—	(242)	—	—	—	242	—
Net income	—	—	—	—	—	—	—	—	—	136,947	214,084	351,031
Balance at December 31, 2022	47,571	$476	41,466	$4	—	$—	$106,051	(5,130)	$(179,732)	$221,031	$99,856	$247,686

							Additional			Retained	Non-
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Paid-In	Treasury Stock		Earnings	Controlling
	Shares	Amounts	Shares	Amounts	Shares	Amounts	Capital	Shares	Amounts	(Deficit)	Interest	Total
Equity-based compensation	—	—	—	—	—	—	9,458	—	—	—	11,391	20,849
Exercise of stock options	—	—	—	—	—	—	(238)	18	627	—	—	389
Non-controlling interest adjustment for capital contribution of proceeds from the exercise of stock options	—	—	—	—	—	—	(485)	—	—	—	161	(324)
Vesting of restricted stock units	—	—	—	—	—	—	(25,080)	844	29,542	—	(4,024)	438
Repurchases of Class A common stock for withholding taxes on vested RSUs	—	—	—	—	—	—	3,016	(283)	(9,877)	—	—	(6,861)
Redemption of LLC common units for Class A common stock	2,000	20	(2,000)	—	—	—	8,653	—	—	—	(4,739)	3,934
Distributions to holders of LLC common units	—	—	—	—	—	—	—	—	—	—	(31,510)	(31,510)
Dividends(1)	—	—	—	—	—	—	—	—	—	(66,831)	—	(66,831)
Establishment of liabilities under the Tax Receivable Agreement and related changes to deferred tax assets associated with that liability	—	—	—	—	—	—	(4,164)	—	—	—	—	(4,164)
Non-controlling interest adjustment	—	—	—	—	—	—	1,069	—	—	—	(1,069)	—
Net income	—	—	—	—	—	—	—	—	—	31,044	19,557	50,601
Balance at December 31, 2023	49,571	$496	39,466	$4	—	$—	$98,280	(4,551)	$(159,440)	$185,244	$89,623	$214,207

(1)	The Company declared dividends per share of Class A common stock of $1.50, $2.50 and $1.48 per share in 2023, 2022, and 2021, respectively.

See accompanying Notes to Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In Thousands)

	Year Ended December 31,
	2023	2022	2021
Operating activities
Net income	$50,601	$351,031	$642,075

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	68,643	80,304	66,418
Equity-based compensation	24,086	33,847	47,936
(Gain) loss on lease termination	(103)	1,614	2,211
Loss on debt restructure	—	—	1,390
Long-lived asset impairment	9,269	4,231	3,044
(Gain) loss on sale or disposal of assets	(5,222)	622	(576)
Provision for losses on accounts receivable	(892)	669	1,610
Non-cash lease expense	61,045	59,647	60,519
Accretion of original debt issuance discount	2,207	2,602	1,330
Non-cash interest	2,846	2,077	2,513
Deferred income taxes	(11,880)	43,301	(5,890)
Tax Receivable Agreement liability adjustment	(2,442)	(114)	2,813
Change in assets and liabilities, net of acquisitions:
Receivables and contracts in transit	(23,957)	(4,111)	(28,797)
Inventories	200,940	(254,319)	(629,830)
Prepaid expenses and other assets	16,070	(5,104)	(4,676)
Accounts payable and other accrued expenses	287	(42,303)	52,694
Payment pursuant to Tax Receivable Agreement	(10,937)	(11,322)	(8,089)
Deferred revenue	(6,796)	1,451	14,761
Operating lease liabilities	(60,033)	(67,097)	(63,462)
CARES Act deferral of payroll taxes	—	(14,706)	(14,616)
Other, net	(2,925)	7,463	10,626
Net cash provided by operating activities	310,807	189,783	154,004

Investing activities
Purchases of property and equipment	(131,080)	(154,926)	(118,657)
Proceeds from sale of property and equipment	3,204	1,623	2,199
Purchases of real property	(67,194)	(55,666)	(129,154)
Proceeds from the sale of real property	40,785	7,352	3,635
Purchases of businesses, net of cash acquired	(209,459)	(217,034)	(100,117)
Purchases of and loans to other investments	(3,444)	(3,000)	(7,983)
Purchases of intangible assets	(2,218)	(884)	(5,695)
Net cash used in investing activities	$(369,406)	$(422,535)	$(355,772)

Camping World Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (continued)

(In Thousands)

	Year Ended December 31,
	2023	2022	2021
Financing activities
Proceeds from long-term debt	59,227	127,759	430,698
Payments on long-term debt	(38,958)	(12,322)	(177,948)
Net proceeds on notes payable – floor plan, net	59,280	314,061	487,946
Borrowings on revolving line of credit	—	—	20,000
Payments on revolving line of credit	—	—	(20,000)
Proceeds from landlord funded construction on finance leases	—	6,028	—
Payments on finance leases	(5,497)	(5,977)	(2,871)
Proceeds from sale-leaseback arrangement	—	27,951	—
Payments on sale-leaseback arrangement	(187)	(132)	—
Payment of debt issuance costs	(937)	(3,181)	(1,925)
Dividends on Class A common stock	(66,831)	(105,387)	(67,176)
Proceeds from exercise of stock options	389	541	4,111
RSU shares withheld for tax	(6,861)	(11,128)	(12,089)
Stock award shares withheld for tax	—	—	(7,727)
Repurchases of Class A common stock to treasury stock	—	(79,757)	(156,256)
Disgorgement of short-swing profits by Section 16 officer	—	58	—
Distributions to holders of LLC common units	(31,510)	(162,963)	(193,735)
Net cash (used in) provided by financing activities	(31,885)	95,551	303,028

(Decrease) increase in cash and cash equivalents	(90,484)	(137,201)	101,260
Cash and cash equivalents at beginning of the period	130,131	267,332	166,072
Cash and cash equivalents at end of the period	$39,647	$130,131	$267,332

See accompanying Notes to Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2023

1. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Camping World Holdings, Inc. (“CWH”) and its subsidiaries (collectively, the “Company”) and are presented in accordance with accounting principles generally accepted in the United States (“GAAP”). All intercompany accounts and transactions of the Company and its subsidiaries have been eliminated in consolidation.

CWH was formed on March 8, 2016 as a Delaware corporation for the purpose of facilitating an initial public offering (the “IPO”) and other related transactions in order to carry on the business of CWGS Enterprises, LLC (“CWGS, LLC”). CWGS, LLC was formed in March 2011 when it received, through contribution from its then parent company, all of the membership interests of Affinity Group Holding, LLC and FreedomRoads Holding Company, LLC (“FreedomRoads”). The IPO and related reorganization transactions that occurred on October 6, 2016 resulted in CWH as the sole managing member of CWGS, LLC, with CWH having sole voting power in and control of the management of CWGS, LLC (see Note 19 — Stockholders’ Equity). CWH’s position as sole managing member of CWGS, LLC, includes periods where CWH held a minority economic interest in CWGS, LLC. As of December 31, 2023, 2022, and 2021, CWH owned 52.9%, 50.2% and 51.2%, respectively, of CWGS, LLC. Accordingly, the Company consolidates the financial results of CWGS, LLC and reports a non-controlling interest in its consolidated financial statements.

The Company does not have any components of other comprehensive income recorded within its consolidated financial statements and, therefore, does not separately present a statement of comprehensive income in its consolidated financial statements.

Description of the Business

Camping World Holdings, Inc., together with its subsidiaries, is the world’s largest retailer of RVs and related products and services. As noted above, CWGS, LLC is a holding company and operates through its subsidiaries. The Company has the following two reportable segments: (i) Good Sam Services and Plans and (ii) RV and Outdoor Retail. See Note 23 – Segments Information for further information about the Company’s segments. Within the Good Sam Services and Plans segment, the Company primarily derives revenue from the sale of the following offerings: emergency roadside assistance plans; commissions on property and casualty insurance programs; travel assist programs; extended vehicle service contracts; vehicle financing and refinancing assistance; and consumer publications and directories. Within the RV and Outdoor Retail segment, the Company primarily derives revenue from the sale of new and used RVs; commissions on the finance and insurance contracts related to the sale of RVs; the sale of RV service and collision work; the sale of RV parts, accessories, and supplies; the sale of outdoor products, equipment, gear and supplies; business to business distribution of RV furniture, and the sale of Good Sam Club memberships and co-branded credit cards. The Company operates a national network of RV dealerships and service centers as well as a comprehensive e-commerce platform, primarily under the Camping World brand, and markets its products and services primarily to RV and outdoor enthusiasts.

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

The Company has incurred costs related to investigation, containment, and remediation and expects to continue to incur incremental costs for the remediation of the Cybersecurity Incident, including legal and other professional fees, and investments to enhance the security of its IT Systems. Other actual and potential consequences include, but are not limited to, negative publicity, reputational damage, lost trust with customers, and regulatory enforcement action. In December 2022, three putative class action complaints were filed against the Company and certain of its subsidiaries arising out of the Cybersecurity Incident. The Company and plaintiffs executed a settlement agreement to resolve the putative class action complaints for an immaterial amount subject to court approval. On December 12, 2023 the court granted preliminary approval of the settlement agreement and set a final approval hearing for April 17, 2024.

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

Accounts receivable are stated at realizable value, net of an allowance for credit losses. Accounts receivable balances due in excess of one year was $8.8 million at December 31, 2023 and $9.6 million at December 31, 2022, which are included in other assets in the accompanying consolidated balance sheets.

The allowance for credit losses is based on management’s assessment of the collectability of its customer accounts. The Company regularly reviews the composition of the accounts receivable aging, historical bad debts, changes in payment patterns, customer creditworthiness, current economic trends, and reasonable and supportable forecasts about the future. Relevant risk characteristics include customer size and historical loss patterns. Management has evaluated the expected credit losses related to contracts in transit and determined that no allowance for credit losses was required at December 31, 2023 and 2022. Management additionally has evaluated the expected credit losses related to accounts receivable and determined that allowances for credit losses of approximately $3.0 million as of December 31, 2023 and $4.2 million as of December 31, 2022 were required.

The following table details the changes in the allowance for credit losses relating to current receivables (in thousands):

The following table details the changes in the allowance for credit losses relating to current receivables (in thousands):
	Year Ended December 31,
	2023	2022
Allowance for credit losses:
Balance, beginning of period	$4,222	$4,711
Charged to bad debt expense	(954)	675
Deductions (1)	(290)	(1,164)
Balance, end of period	$2,978	$4,222
(1)	These amounts primarily relate to the write off of uncollectable accounts after collection efforts have been exhausted.

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

The Company has cash deposited in various financial institutions that is in excess of the insurance limits provided by the Federal Deposit Insurance Corporation. The amount in excess of FDIC limits at December 31, 2023 and 2022 was approximately $47.4 million and $146.4 million, respectively.

The Company is potentially subject to concentrations of credit risk in accounts receivable. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers and their geographic dispersion.

Inventories

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

Assets Held for Sale

The Company continually evaluates its portfolio for non-strategic assets and classifies assets and liabilities to be sold (“Disposal Group”) as held for sale in the period in which all specified GAAP criteria are met. Upon determining that a Disposal Group meets the criteria to be classified as held for sale, but does not meet the criteria for discontinued operations, the Company reports the assets and liabilities of the Disposal Group, if material, as separate line items on the consolidated balance sheets and ceases to record depreciation and amortization relating to the Disposal Group.

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

Leases

Leases are recorded in accordance with Accounting Standards Codification (“ASC”) 842, Leases (“ASC 842”) (see Note 11 — Lease Obligations). The Company leases property and equipment throughout the United States primarily under finance and operating leases. For leases with initial lease terms at commencement that are greater than 12 months, the Company records the related asset and obligation at the present value of lease payments over the term. Many of the Company’s leases include rental escalation clauses, renewal options and/or termination options that are factored into the determination of lease payments when appropriate. The Company aggregates non-lease components with the related lease components when evaluating the accounting treatment for property, equipment, and billboard leases.

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

Goodwill and Other Intangible Assets

Goodwill is evaluated for impairment on an annual basis as of the beginning of the fourth quarter, or more frequently if events or changes in circumstances indicate that the Company’s goodwill might be impaired. The Company has the option to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount or the Company elects to not perform a qualitative analysis, then it is required to perform a quantitative impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the Company records an impairment of goodwill equal to the amount that the carrying amount of a reporting unit exceeds its fair value. (see Note 8 – Goodwill and Intangible Assets). Finite-lived intangibles are recorded at cost, net of accumulated amortization and, if applicable, impairment charges.

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

Good Sam Services and Plans

Good Sam Services and Plans revenue consists primarily of revenue from publications and marketing fees from various consumer services and plans. Roadside Assistance (“RA”) revenues are deferred and recognized over the contractual life of the membership. RA claim expenses are recognized when incurred. Marketing fees for finance, insurance, extended service and other similar products are recognized as variable consideration, net of estimated cancellations, if applicable, when a product contract payment has been received or financing has been arranged. These marketing fees are recorded net as the Company acts as an agent in the transaction. The related estimate for cancellations on the marketing fees for multi-year finance and insurance products utilize actuarial analysis to estimate the exposure. Promotional expenses consist primarily of direct mail advertising expenses and renewal expenses and are expensed at the time related materials are mailed. Newsstand sales of publications and related expenses are recorded as variable consideration at the time of delivery, net of estimated returns. Subscription sales of publications are reflected in income over the lives of the subscriptions. The related selling expenses are expensed as incurred. Advertising revenues and related expenses are recorded at the time of delivery.

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

When points are awarded to customers under the Good Sam Club program for purchases of products or services, a portion of the product or service revenue is allocated to the points liability based on the relative standalone selling price of the points, net of estimated breakage. The resulting point liability is deferred until the revenue is recognized when the points are redeemed by the customer as a reduction of the purchase price of future purchases of the Company’s products or services.

Finance and Insurance, net

Finance and insurance revenue is recorded net, since the Company is acting as an agent in the transaction, and is recognized when a finance and insurance product contract payment has been received or financing has been arranged. The proceeds the Company receives for arranging financing contracts, selling extended service contracts, and selling other insurance products, are subject to chargebacks if the customer terminates the respective contract earlier than a stated period. In the case of insurance products and extended service contracts, the stated period typically extends from one to seven years with the refundable revenue declining over the contract term. These proceeds are recorded as variable consideration, net of estimated chargebacks. Chargebacks are estimated based on ultimate future cancellation rates by product type and year sold using a combination of actuarial methods and leveraging the Company’s historical experience from the past ten years, adjusted for new consumer trends. The chargeback liabilities included in the estimate of variable consideration totaled $68.2 million and $76.4 million as of December 31, 2023 and December 31, 2022, respectively, which are recorded as part of other current liabilities and other long-term liabilities on the Company’s consolidated balance sheets.

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

When points are awarded to cardholders under the co-branded credit card program relating to sign-up or card activity, a portion of the revenue from the third-party credit card provider is allocated to the points liability based on the relative standalone selling price of the points, net of estimated breakage. The resulting point liability is deferred until the revenue is recognized when the points are redeemed by the cardholder as a reduction of the purchase price of future purchases of the Company’s products or services or as a credit to their credit card balance.

Advertising Expenses

Advertising expenses are expensed as incurred. Advertising expenses for the years ended December 31, 2023, 2022 and 2021 were $101.1 million, $150.7 million and $136.3 million, respectively. Advertising expenses relating to RV and Outdoor Retail segment were included in selling, general and administrative expenses in the consolidated statements of operations. Advertising expenses relating to the Good Sam Services and Plans segment were included in costs applicable to revenues in the consolidated statements of operations, since, by the nature of those revenue streams, they are integral to the generation of those revenues.

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

Shipping and Handling Fees and Costs

The Company reports shipping and handling costs billed to customers as a component of revenues, and related costs are reported as a component of costs applicable to revenues. For the years ended December 31, 2023, 2022, and 2021, $4.4 million, $7.2 million, and $8.0 million of shipping and handling fees, respectively, were included in the RV and Outdoor Retail segment as revenue.

Income Taxes

The Company recognizes deferred tax assets and liabilities based on the asset and liability method, which requires an adjustment to the deferred tax asset or liability to reflect income tax rates currently in effect. When income tax rates increase or decrease, a corresponding adjustment to income tax expense is recorded by applying the rate change to the cumulative temporary differences. The Company recognizes the tax benefit from an uncertain tax position in accordance with accounting guidance on accounting for uncertainty in income taxes. The Company classifies interest and penalties relating to income taxes as income tax expense. See Note 12 — Income Taxes for additional information.

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

The Company generates a disproportionately higher amount of its annual revenue in its second and third fiscal quarters, which include the spring and summer months. The Company incurs additional expenses in the second and third fiscal quarters due to higher sale volumes, increased staffing in its store locations and program costs. If, for any reason, the Company miscalculates the demand for its products or its product mix during the second and third fiscal quarters, its sales in these quarters could decline, resulting in higher labor costs as a percentage of gross profit, lower margins and excess inventory, which could cause the Company’s annual results of operations to suffer and its stock price to decline.

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

Recently Adopted Accounting Pronouncements

In June 2022, the Financial Accounting Standards Board (“FASB”) issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. This standard clarifies the guidance in ASC 820 on the fair value measurement of an equity security that is subject to a contractual sale restriction that prohibits the sale of an equity security, and requires specific disclosures related to such an equity security. The standard should be applied prospectively. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023, with early adoption permitted. The Company early adopted ASU 2021-08 as of January 1, 2023 and the adoption did not materially impact its consolidated financial statements.

In September 2022, the FASB issued ASU 2022-04, Liabilities―Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations. This standard requires a buyer in a supplier finance program to disclose qualitative and quantitative information about the program to allow users to understand the program’s nature, activity during the period, changes from period to period and potential magnitude. Most of the disclosures are required only in annual reporting periods, except for the amount of obligation outstanding to be disclosed at each interim reporting period. The standard should be applied retrospectively to each period in which a balance sheet is presented, except for the amendment on rollforward information, which should be applied prospectively. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022, except for the disclosure of rollforward information, which is effective for fiscal years beginning after December 15, 2023, with early adoption permitted. As the Company already included many of the required disclosures in the financial statement footnotes prior to issuance, the adoption of the required provisions of this ASU as of January 1, 2023 did not materially impact the Company’s consolidated financial statements.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU requires public entities to disclose significant segment expenses that are regularly provided to the chief operating decision maker (CODM) and included within each reported measure of segment profit or loss. The title and position of the CODM must be disclosed with an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. If the CODM uses more than one measure of a segment’s profit or loss in assessing segment performance, and deciding how to allocate resources, an entity may report one or more of those additional measures of segment profit. Additionally, public entities must disclose an amount for “other segment items” by reportable segment representing the difference between segment revenue less the significant expenses disclosed and each reported measure of segment profit or loss, and a description of its composition. Moreover, all annual disclosures about a reportable segment's profit or loss and assets are to be presented in interim periods. The standard should be applied retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant expense categories identified and disclosed in the period of adoption. The standard is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact that the adoption of the provisions of the ASU will have on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires that public business entities on an annual basis disclose (1) consistent categories and greater disaggregation of information in the rate reconciliation, and (2) income taxes paid disaggregated by jurisdiction. The standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact that the adoption of the provisions of the ASU will have on its consolidated financial statements.

2. Revenue

Contract Assets and Capitalized Costs to Acquire a Contract

As of December 31, 2023 and 2022, contract assets of $16.1 million and $18.4 million, respectively, related to RV service revenues were included in accounts receivable in the accompanying consolidated balance sheets. As of December 31, 2023 and 2022, the Company had capitalized costs to acquire a contract consisting of $4.5 million and $5.1 million, respectively, from the deferral of sales commissions expenses relating to multi-year consumer services and plans and the recording of such expenses over the same period as the recognition of the related revenues.

Deferred Revenues

The Company records deferred revenues when cash payments are received or due in advance of the Company’s performance, net of estimated refunds that are presented separately as a component of accrued liabilities. For the year ended December 31, 2023, $92.6 million of revenues recognized were included in the deferred revenue balance at the beginning of the period. For the year ended December 31, 2022, $95.5 million of revenues recognized were included in the deferred revenue balance at the beginning of the period.

As of December 31, 2023, the Company had unsatisfied performance obligations primarily relating to plans for its roadside assistance, Good Sam Club memberships, Coast to Coast memberships, the annual campground guide, and magazine publication revenue streams. The total unsatisfied performance obligations for these revenue streams at December 31, 2023 and the periods during which the Company expects to recognize the amounts as revenue are presented as follows (in thousands):

As of
December 31, 2023
2024	$92,366
2025	33,217
2026	17,233
2027	9,305
2028	4,274
Thereafter	2,751
Total	$159,146

The Company’s payment terms vary by the type and location of its customer and the products or services offered. The term between invoicing and when payment is due is not significant. For certain products or services and customer types, the Company requires payment before the products or services are delivered to the customer.

3. Accounts Receivable

Accounts receivable consisted of the following at December 31, 2023 and 2022 (in thousands):

	December 31,	December 31,
	2023	2022
Good Sam Services and Plans	$17,589	$14,385
RV and Outdoor Retail
New and used vehicles	2,830	3,995
Parts, service and other	35,748	40,708
Trade accounts receivable	27,773	25,352
Due from manufacturers	37,190	23,861
Other	9,365	8,300
Corporate	553	32
	131,048	116,633
Allowance for credit losses	(2,978)	(4,222)
	$128,070	$112,411

4. Inventories and Floor Plan Payables

Inventories consisted of the following at December 31, 2023 and 2022 (in thousands):

	December 31,	December 31,
	2023	2022
Good Sam services and plans	$452	$625
New RVs	1,378,403	1,411,016
Used RVs	464,833	464,310
Products, parts, accessories and other	199,261	247,907
	$2,042,949	$2,123,858

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

As of December 31, 2023 and 2022, FR maintained floor plan financing through the Eighth Amended and Restated Credit Agreement (as amended from time to time, the “Floor Plan Facility”) entered into in September 2021. The Floor Plan Facility at December 31, 2023 allowed FR to borrow (a) up to $1.85 billion under a floor plan facility (an increase from $1.70 billion, following an amendment to the Floor Plan Facility in July 2023 (the “Floor Plan Amendment”)), (b) up to $30.0 million under a letter of credit facility and (c) up to a maximum amount outstanding of $70.0 million under the revolving line of credit. The maturity date of the Floor Plan Facility is September 30, 2026.

The Floor Plan Facility also includes an accordion feature allowing FR, at its option, to request to increase the aggregate amount of the floor plan notes payable in $50.0 million increments up to a maximum amount of $300.0 million, which was reset and increased by the Floor Plan Amendment in July 2023 from a maximum of $200.0 million. The Floor Plan Lenders are not under any obligation to provide commitments in respect of any future increase under the accordion feature. Also, the Floor Plan Amendment increased the percentage of the aggregate amount of the floor plan notes payable that may be used to finance used RV inventory to 30% from 20%.

As of December 31, 2023 and 2022, the applicable interest rate for the floor plan notes payable under the Floor Plan Facility was 7.28% and 6.01%, respectively. Under the Floor Plan Facility, at the Company’s option, the floor plan notes payable, and borrowings for letters of credit, in each case, bear interest at a rate per annum equal to (a) the floating Bloomberg Short-Term Bank Yield Index rate (“BSBY”) plus the applicable rate of 1.90% to 2.50% determined based on FR’s consolidated current ratio, or, (b) the base rate (as described below) plus the applicable rate of 0.40% to 1.00% determined based on FR’s consolidated current ratio.

As of December 31, 2023 and 2022, the applicable interest rate for revolving line of credit borrowings under the Floor Plan Facility was 7.63% and 6.21%, respectively. Under the Floor Plan Facility, revolving line of credit borrowings bear interest at a rate per annum equal to, at the Company’s option, either: (a) a floating BSBY rate, plus 2.25%, in the case of floating BSBY rate loans, or (b) a base rate determined by reference to the greatest of: (i) the federal funds rate plus 0.50%, (ii) the prime rate published by Bank of America, N.A. and (iii) the floating BSBY rate plus 1.75%, plus 0.75%, in the case of base rate loans. Additionally, under the Floor Plan Facility, the revolving line of credit borrowings are limited by a borrowing base calculation, which did not limit the borrowing capacity at December 31, 2023 and 2022.

The Floor Plan Facility includes a flooring line aggregate interest reduction (“FLAIR”) offset account that allows the Company to transfer cash to the Floor Plan Lenders as an offset to the payables under the Floor Plan Facility. These transfers reduce the amount of liability outstanding under the floor plan borrowings that would otherwise accrue interest, while retaining the ability to withdraw amounts from the FLAIR offset account subject to the financial covenants under the Floor Plan Facility. As a result of using the FLAIR offset account, the Company experiences a reduction in floor plan interest expense in its consolidated statements of operations. As of December 31, 2023 and 2022, FR had $145.0 million and $217.7 million, respectively, in the FLAIR offset account. The maximum FLAIR percentage of outstanding floor plan borrowings is 35% under the Floor Plan Facility. The FLAIR offset account does not reduce the outstanding amount of loans under the Floor Plan Facility for purposes of determining the unencumbered borrowing capacity under the Floor Plan Facility.

Management has determined that the credit agreement governing the Floor Plan Facility includes subjective acceleration clauses, which could impact debt classification. Management believes that no events have occurred at December 31, 2023 that would trigger a subjective acceleration clause. Additionally, the credit agreement governing the Floor Plan Facility contains certain financial covenants. FR was in compliance with all financial debt covenants at December 31, 2023 and 2022.

The following table details the outstanding amounts and available borrowings under the Floor Plan Facility as of December 31, 2023 and December 31, 2022 (in thousands):

	December 31,	December 31,
	2023	2022
Floor Plan Facility:
Notes payable — floor plan:
Total commitment	$1,850,000	$1,700,000
Less: borrowings, net of FLAIR offset account	(1,371,145)	(1,319,941)
Less: FLAIR offset account	(145,047)	(217,669)
Additional borrowing capacity	333,808	162,390
Less: short-term payable for sold inventory(1)	(41,577)	(33,501)
Less: purchase commitments(2)	(27,420)	(43,807)
Unencumbered borrowing capacity	$264,811	$85,082

Revolving line of credit	$70,000	$70,000
Less: borrowings	(20,885)	(20,885)
Additional borrowing capacity	$49,115	$49,115

Letters of credit:
Total commitment	$30,000	$30,000
Less: outstanding letters of credit	(12,300)	(11,371)
Additional letters of credit capacity	$17,700	$18,629

(1)	The short-term payable represents the amount due for sold inventory. A payment for any floor plan units sold is due within three to ten business days of sale. Due to the short term nature of these payables, the Company reclassifies the amounts from notes payable‒floor plan, net to accounts payable in the Consolidated Balance Sheets. Changes in the vehicle floor plan payable are reported as cash flows from financing activities in the Consolidated Statements of Cash Flows.

(2)	Purchase commitments represent vehicles approved for floor plan financing where the inventory has not yet been received by the Company from the supplier and no floor plan borrowing is outstanding.

5. Restructuring and Long-Lived Asset Impairment

Restructuring – 2019 Strategic Shift

On September 3, 2019, the Board of Directors of CWH approved a plan (the “2019 Strategic Shift”) to strategically shift its business away from locations where the Company does not have the ability or where it is not feasible to sell and/or service RVs at a sufficient capacity (the “Outdoor Lifestyle Locations”). Of the Outdoor Lifestyle Locations in the RV and Outdoor Retail segment operating at September 3, 2019, the Company has closed or divested 39 Outdoor Lifestyle Locations, two distribution centers, and 20 specialty retail locations relating to the 2019 Strategic Shift. As of December 31, 2020, the Company had completed the store closures and divestitures relating to the 2019 Strategic Shift. During the year ended December 31, 2021, the Company completed its analysis of its retail product offerings that were not RV-related.

As of December 31, 2021, the activities under the 2019 Strategic Shift were completed with the exception of certain lease termination costs and other associated costs relating to the leases of previously closed locations under the 2019 Strategic Shift. The process of identifying subtenants and negotiating lease terminations has been delayed, which initially was in part due to the COVID-19 pandemic. The timing of these negotiations will vary as both subleases and terminations are contingent on landlord approvals. The Company expects that the ongoing lease-related costs relating to the 2019 Strategic Shift, net of associated sublease income, will be less than $4.0 million per year.

As of December 31, 2023, the Company had incurred total restructuring costs associated with the 2019 Strategic Shift of $120.9 million. The breakdown of these costs is as follows:

●	one-time employee termination benefits relating to retail store or distribution center closures/divestitures of $1.2 million;
●	lease termination costs of $19.4 million;
●	incremental inventory reserve charges of $57.4 million; and
●	other associated costs of $42.9 million.

The following table details the costs incurred associated with the 2019 Strategic Shift for the periods presented (in thousands):

	Year Ended December 31,
	2023	2022	2021
2019 Strategic Shift restructuring costs:
Lease termination costs(1)	—	1,316	1,431
Incremental inventory reserve charges(2)	—	—	15,017
Other associated costs(3)	3,965	7,026	10,684
Total 2019 Strategic Shift restructuring costs	$3,965	$8,342	$27,132

(1)	These costs were included in lease termination charges in the consolidated statements of operations. This reflects termination fees paid, net of any gain from derecognition of the related operating lease assets and liabilities.
(2)	These costs incurred in 2021 were primarily included in costs applicable to revenues – products, service and other in the consolidated statements of operations.
(3)	Other associated costs primarily represent lease and other operating expenses incurred during the post-close wind-down period for the locations related to the 2019 Strategic Shift. For the years ended December 31, 2023, 2022 and 2021, costs of approximately $4.0 million, $7.0 million and $10.7 million, respectively, were included in selling, general, and administrative expenses in the consolidated statements of operations.

The following table details changes in the restructuring accrual associated with the 2019 Strategic Shift (in thousands):

	One-time	Lease	Other
	Termination	Termination	Associated
	Benefits	Costs (1)	Costs (2)	Total
Balance at June 30, 2019	$—	$—	$—	$—
Charged to expense	1,239	13,532	21,156	35,927
Paid or otherwise settled	(1,239)	(13,532)	(20,382)	(35,153)
Balance at December 31, 2020	—	—	774	774
Charged to expense	—	1,650	10,684	12,334
Paid or otherwise settled	—	(1,650)	(10,532)	(12,182)
Balance at December 31, 2021	—	—	926	926
Charged to expense	—	6,097	7,026	13,123
Paid or otherwise settled	—	(6,097)	(7,083)	(13,180)
Balance at December 31, 2022	—	—	869	869
Charged to expense	—	—	3,965	3,965
Paid or otherwise settled	—	—	(3,676)	(3,676)
Balance at December 31, 2023	$—	$—	$1,158	$1,158
(1)	Lease termination costs exclude the $1.3 million, $6.1 million, $0.2 million, $4.8 million and $0 of gains from the derecognition of the operating lease assets and liabilities relating to the terminated leases as part of the 2019 Strategic Shift for the six months ended December 31, 2019 and for the years ended December 31, 2020, 2021, 2022 and 2023, respectively.
(2)	Other associated costs primarily represent labor, lease and other operating expenses incurred during the post-close wind-down period for the locations related to the 2019 Strategic Shift.

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

The activities under the Active Sports Restructuring were substantially completed by December 31, 2023. Certain lease costs will continue to be incurred after December 31, 2023 on the remaining leases if the Company is unable to terminate the leases under acceptable terms or offset the lease costs through sublease arrangements. The Company expects that the ongoing lease-related costs relating to the Active Sports Restructuring, net of associated sublease income, will be less than $1.1 million per year.

As of December 31, 2023, the total restructuring costs associated with the Active Sports Restructuring were $5.9 million. The breakdown of these restructuring costs is as follows:

●	one-time employee termination benefits relating to the specialty retail store and distribution center closures of $0.2 million;
●	incremental inventory reserve charges of $4.3 million;
●	lease termination charges of $0.4 million; and
●	other associated costs of $1.0 million.

The following table details the costs incurred associated with the Active Sports Restructuring (in thousands):

	Year Ended December 31,
	2023	2022	2021
Active Sports Restructuring costs:
One-time termination benefits(1)	$193	$—	$—
Incremental inventory reserve charges(1)	4,344	—	—
Lease termination costs (2)	375	—	—
Other associated costs(3)	1,003	—	—
Total Active Sports Restructuring costs	$5,915	$—	$—

(1)	These costs were included in costs applicable to revenues – products, service and other in the consolidated statements of operations.
(2)	These costs were included in lease termination charges in the consolidated statements of operations. As there were no termination fees paid, this represents the non-cash loss associated with the derecognition of the related operating lease assets and liabilities.
(3)	Other associated costs primarily represent labor, lease and other operating expenses incurred during the post-close wind-down period for the Active Sports Restructuring for the periods presented and were included primarily in selling, general, and administrative expenses in the consolidated statements of operations.

The following table details changes in the restructuring accrual associated with the Active Sports Restructuring (in thousands):

	One-time	Other
	Termination	Associated
	Benefits	Costs (1)	Total
Balance at March 31, 2023	$—	$—	$—
Charged to expense	193	1,003	1,196
Paid or otherwise settled	(193)	(1,003)	(1,196)
Balance at December 31, 2023	$—	$—	$—

(1)	Other associated costs primarily represent labor, lease and other operating expenses incurred during the post-close wind-down period for the specialty retail location and distribution centers related to the Active Sports Restructuring.

Long-Lived Asset Impairment

During the three months ended March 31, 2023, the Company recorded an impairment charge totaling $6.6 million related to the Active Sports Restructuring, of which $4.5 million related to intangible assets, and $2.1 million related to other long-lived asset categories.

During the years ended December 31, 2023, 2022 and 2021, the Company had indicators of impairment of the long-lived assets for certain of its locations. Such indicators primarily included decreases in market rental rates for closed locations or based on the Company’s review of location performance in the normal course of business, which included the determination to close certain locations. As a result of updating certain assumptions in the long-lived asset impairment analysis for these locations, the Company determined that the fair value of certain long-lived assets were below their carrying value and were impaired.

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

The following table details long-lived asset impairment charges by type of long-lived asset and by restructuring activity, all of which relate to the RV and Outdoor Retail segment (in thousands):

	Year Ended December 31,
	2023	2022	2021
Long-lived asset impairment charges by type of long-lived asset:
Leasehold improvements	$1,857	$2,557	$721
Operating lease right of use assets	1,107	1,613	2,127
Furniture and equipment	329	61	196
Software	1,362	—	—
Construction in progress and software in development	113	—	—
Intangible assets	4,501	—	—
Total long-lived asset impairment charges	$9,269	$4,231	$3,044

Long-lived asset impairment charges by restructuring activity:
2019 Strategic Shift	$—	$1,614	$1,399
Active Sports Restructuring	6,648	—	—
Unrelated to restructuring activities	2,621	2,617	1,645
Total long-lived asset impairment charges	$9,269	$4,231	$3,044

6. Assets Held for Sale

As of December 31, 2023, five properties from the RV and Outdoor Retail segment, relating to a closed RV dealership and real estate, met the criteria to be classified as held for sale. Additionally, as of December 31, 2023, three of these properties had associated secured borrowings under the Company’s Real Estate Facilities (see Note 10 — Long-Term Debt for definition and further details), which will require payment of the associated balance upon sale of the property.

The following table presents the components of assets held for sale and liabilities related to assets held for sale at December 31, 2023 and 2022 (in thousands):

	December 31,	December 31,
	2023	2022
Assets held for sale:
Property and equipment, net	$29,864	$—
	$29,864	$—
Liabilities related to assets held for sale:
Current portion of long-term debt	$864	$—
Long-term debt, net of current portion	16,424	—
	$17,288	$—

7. Property and Equipment, net

Property and equipment consisted of the following at December 31, 2023 and 2022 (in thousands):

	December 31,	December 31,
	2023	2022
Land	$142,020	$132,728
Buildings and improvements	321,054	265,621
Leasehold improvements	339,439	301,055
Furniture and equipment	261,114	232,449
Software	90,835	87,327
Construction in progress and software in development	59,954	81,256
	1,214,416	1,100,436
Less: accumulated depreciation	(379,990)	(342,155)
Property and equipment, net	$834,426	$758,281

8. Goodwill and Intangible Assets

Goodwill

The following is a summary of changes in the Company’s goodwill by business line for the years ended December 31, 2023 and 2022 (in thousands):

	Good Sam
	Services and	RV and
	Plans	Outdoor Retail	Consolidated
Balance at December 31, 2021 (excluding impairment charges)	$70,713	$654,758	$725,471
Accumulated impairment charges	(46,884)	(194,953)	(241,837)
Balance at December 31, 2021	23,829	459,805	483,634
Acquisitions	405	138,384	138,789
Balance at December 31, 2022	24,234	598,189	622,423
Acquisitions	—	88,799	88,799
Balance at December 31, 2023	$24,234	$686,988	$711,222

In the fourth quarter of 2023 and 2022, the Company performed its annual goodwill impairment test of the RV and Outdoor Retail, the Good Sam Show, Good Sam Media, and GSS Enterprise reporting units by performing a quantitative analysis. The RV and Outdoor Retail reporting unit is comprised of the entire RV and Outdoor Retail segment. The Good Sam Show, GSS Enterprise, and Good Sam Media reporting units are comprised of a portion of the Good Sam Services and Plans segment. These annual goodwill impairment tests resulted in the determination that the estimated fair value of these reporting units exceeded their carrying value. Therefore, no impairment charge was recorded during the years ended December 31, 2023 and 2022. The Company estimated the fair value of these reporting units using a combination of the guideline public company method under the market approach and the discounted cash flow analysis method under the income approach.

Intangible Assets

Finite-lived intangible assets and related accumulated amortization consisted of the following at December 31, 2023 and 2022 (in thousands):

	December 31, 2023
	Cost or	Accumulated
	Fair Value	Amortization	Net
Good Sam Services and Plans:
Membership, customer lists and other	$9,640	(9,246)	$394
Trademarks and trade names	2,132	(238)	1,894
Websites	3,050	(1,118)	1,932
RV and Outdoor Retail:
Customer lists, domain names and other	5,543	(3,269)	2,274
Supplier lists	1,696	(1,102)	594
Trademarks and trade names	27,251	(21,390)	5,861
Websites	6,325	(5,557)	768
	$55,637	$(41,920)	$13,717

	December 31, 2022
	Cost or	Accumulated
	Fair Value	Amortization	Net
Good Sam Services and Plans:
Membership, customer lists and other	$9,640	$(8,971)	$669
Trademarks and trade names	2,132	(95)	2,037
Websites	3,050	(682)	2,368
RV and Outdoor Retail:
Customer lists and domain names	5,626	(2,880)	2,746
Supplier lists	1,696	(763)	933
Trademarks and trade names	29,564	(19,691)	9,873
Websites	7,519	(5,200)	2,319
	$59,227	$(38,282)	$20,945

As of December 31, 2023, the approximate weighted average useful lives of our Good Sam Services and Plans finite-lived intangible assets for membership and customer lists are 5.4 years, trademarks and trade names are 15.0 years, and websites are 7.0 years. The approximate weighted average useful lives of our RV and Outdoor Retail finite-lived intangible assets are as follows: customer lists and domain names are 5.3 years, suppliers lists are 5.0 years, trademarks and trade names are 15.0 years, and websites are 10.0 years. The weighted-average useful life of all our finite-lived intangible assets is approximately 11.2 years.

During the first quarter of 2022, the Company recorded $8.8 million of incremental accelerated amortization from the adjustment of the useful lives of certain trademark and trade name intangible assets relating to brands not traditionally associated with RVs that the Company phased out.

Amortization expense related to finite-lived intangibles for the years ended December 31, 2023, 2022, and 2021 was $3.8 million, $13.5 million and $4.8 million, respectively. The aggregate future five-year amortization of finite-lived intangibles at December 31, 2023, was as follows (in thousands):

2024	$3,369
2025	3,068
2026	2,478
2027	2,437
2028	930
Thereafter	1,435
$13,717

9. Accrued Liabilities

Accrued liabilities consisted of the following at December 31, 2023 and 2022 (in thousands):

	December 31,	December 31,
	2023	2022
Compensation and benefits	$51,999	$45,043
Other accruals	97,097	102,790
	$149,096	$147,833

10. Long-Term Debt

The following reflects outstanding long-term debt as of December 31, 2023 and 2022, (in thousands):

	December 31,	December 31,
	2023	2022
Term Loan Facility (1)	$1,346,229	$1,360,454
Real Estate Facilities (2)	166,604	145,911
Other Long-Term Debt	8,246	3,280
Subtotal	1,521,079	1,509,645
Less: current portion	(22,121)	(25,229)
Total	$1,498,958	$1,484,416

(1)	Net of $12.0 million and $14.2 million of original issue discount at December 31, 2023 and 2022, respectively, and $4.7 million and $5.8 million of finance costs at December 31, 2023 and 2022, respectively.
(2)	Net of $3.3 million and $3.4 million of finance costs at December 31, 2023 and 2022, respectively.

The aggregate future maturities of long-term debt at December 31, 2023, excluding original issue discount of $12.0 million, finance costs of $8.0 million, and $17.3 million of liabilities relating to assets held for sale (see Note 6 — Assets Held for Sale for further details), were as follows (in thousands):

Long-term debt instruments
2024	$24,475
2025	24,489
2026	34,856
2027	143,595
2028	1,309,687
Thereafter	4,021
Total	$1,541,123

Senior Secured Credit Facilities

As of December 31, 2023 and 2022, CWGS Group, LLC (the “Borrower”), a wholly-owned subsidiary of CWGS, LLC, was party to a credit agreement (the “Credit Agreement”) for senior secured credit facilities (the “Senior Secured Credit Facilities”). The Senior Secured Credit Facilities consist of a $1.4 billion term loan facility (the “Term Loan Facility”) and a $65.0 million revolving credit facility (the “Revolving Credit Facility”). Under the Senior Secured Credit Facilities, the Company has the ability to request to increase the amount of term loans or revolving loans in an aggregate amount not to exceed the greater of (a) a “fixed” amount set at $725.0 million and (b) 100% of consolidated EBITDA for the most recent four consecutive fiscal quarters on a pro forma basis (as defined in the Credit Agreement). The lenders under the Senior Secured Credit Facilities are not under any obligation to provide commitments in respect of any such increase.

The Term Loan Facility requires mandatory principal payments in equal quarterly installments of $3.5 million. The December 31, 2022 principal payment was due in January 2023, since December 31, 2022 was a Saturday. Additionally, the Company is required to prepay the borrowings under the Term Loan Facility in an aggregate amount up to 50% of excess cash flow, as defined in the Credit Agreement, for such fiscal year depending on the Total Leverage Ratio (as defined by the Credit Agreement) beginning with the year ended December 31, 2022. No additional excess cash flow payment was required relating to 2023 and the Company does not expect an additional excess cash flow payment to be required relating to 2024.

The funds available under the Revolving Credit Facility may be utilized for borrowings or letters of credit; however, a maximum of $25.0 million may be allocated to such letters of credit. The Revolving Credit Facility matures in June 2026, and the Term Loan Facility matures in June 2028.

The following table details the outstanding amounts and available borrowings under the Senior Secured Credit Facilities as of (in thousands):

	December 31,	December 31,
	2023	2022
Senior Secured Credit Facilities:
Term Loan Facility:
Principal amount of borrowings	$1,400,000	$1,400,000
Less: cumulative principal payments	(37,034)	(19,515)
Less: unamortized original issue discount	(12,016)	(14,224)
Less: unamortized finance costs	(4,721)	(5,807)
	1,346,229	1,360,454
Less: current portion	(14,015)	(14,015)
Long-term debt, net of current portion	$1,332,214	$1,346,439
Revolving Credit Facility:
Total commitment	$65,000	$65,000
Less: outstanding letters of credit	(4,930)	(4,930)
Less: total net leverage ratio borrowing limitation	(37,320)	—
Additional borrowing capacity	$22,750	$60,070

As of December 31, 2023 and 2022, the average interest rate on the Term Loan Facility was 7.97% and 6.80%, respectively, and the effective interest rate on the Term Loan Facility was 8.21% and 7.03%, respectively.

The Senior Secured Credit Facilities are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by each of the Company’s existing and future domestic restricted subsidiaries with the exception of FreedomRoads Intermediate Holdco, LLC, the direct parent of FR, and FR, and its subsidiaries. The Credit Agreement contains certain restrictive covenants pertaining to, but not limited to, mergers, changes in the nature of the business, acquisitions, additional indebtedness, sales of assets, investments, and the payment of dividends subject to certain limitations and minimum operating covenants. Additionally, management has determined that the Senior Secured Credit Facilities include subjective acceleration clauses, which could impact debt classification. Management believes that no events have occurred at December 31, 2023 that would trigger a subjective acceleration clause.

The Credit Agreement requires the Borrower and its subsidiaries to comply on a quarterly basis with a maximum Total Net Leverage Ratio (as defined in the Credit Agreement), which covenant is in effect only if, as of the end of each calendar quarter, the aggregate amount of borrowings under the revolving credit facility, letters of credit and unreimbursed letter of credit disbursements outstanding at such time is greater than 35% of the total commitment on the Revolving Credit Facility (excluding (i) up to $15.0 million attributable to any outstanding undrawn letters of credit and (ii) any cash collateralized or backstopped letters of credit), as defined in the Credit Agreement. As of December 31, 2023, the Company was not subject to this covenant as borrowings under the Revolving Credit Facility did not exceed the 35% threshold, however the Company’s borrowing capacity was reduced by $37.3 million in light of this covenant. The Company was in compliance with all applicable financial debt covenants at December 31, 2023 and 2022.

Real Estate Facilities

On October 27, 2022, subsidiaries of FRHP Lincolnshire, LLC (“FRHP”), an indirect wholly-owned subsidiary of CWGS, LLC, entered into a credit agreement with a syndication of banks for a real estate credit facility (the “M&T Real Estate Facility”) with aggregate maximum principal capacity of $250.0 million with an option that allows FRHP to request an additional $100.0 million of principal capacity. The lenders under the M&T Real Estate Facility are not under any obligation to provide commitments in respect of any such increase. The M&T Real Estate Facility bears interest at FRHP’s option of either (as defined in the credit agreement for the M&T Real Estate Facility): (a) the Secured Overnight Financing Rate (“SOFR”) plus the applicable rate of 2.30% or (b) the highest of (i) the Federal Funds Rate plus 1.80%, (ii) the Prime Rate plus 1.30%, or (iii) SOFR plus 2.30%. The M&T Real Estate Facility has an unused commitment fee of 0.20% of the aggregate unused principal amount and it matures in October 2027. Additionally, the M&T Real Estate Facility is subject to a debt service coverage ratio covenant (as defined in the credit agreement for the M&T Real Estate Facility). All obligations under the M&T Real Estate Facility and the guarantees of those obligations, are secured, subject to certain exceptions, by the mortgaged real property assets. During the year ended December 31, 2023, FRHP borrowed an additional $59.2 million under the M&T Real Estate Facility.

In November 2018, September 2021, and December 2021, Camping World Property, Inc. (the ‘‘Real Estate Borrower’’), an indirect wholly-owned subsidiary of CWGS, LLC, and CIBC Bank USA (“Lender”), entered into loan and security agreements for real estate credit facilities (as amended from time to time, the “First CIBC Real Estate Facility”, the “Second CIBC Real Estate Facility”, and the “Third CIBC Real Estate Facility”, respectively, and collectively the “CIBC Real Estate Facilities” and together with the M&T Real Estate Facility, the “Real Estate Facilities”) with aggregate maximum principal capacities of $21.5 million, $9.0 million, and $10.1 million for the First CIBC Real Estate Facility, Second CIBC Real Estate Facility, and Third CIBC Real Estate Facility, respectively. Borrowings under the CIBC Real Estate Facilities are guaranteed by CWGS Group, LLC, a wholly-owned subsidiary of CWGS, LLC. The CIBC Real Estate Facilities may be used to finance the acquisition of real estate assets. The CIBC Real Estate Facilities are secured by a first priority security interest on the real estate assets acquired with the proceeds of the CIBC Real Estate Facilities (“CIBC Real Estate Facility Properties”).

In June 2023, the Real Estate Borrower sold one of the CIBC Real Estate Facility Properties located in Franklin, Kentucky, which was secured by the Second CIBC Real Estate Facility. As part of the settlement of the property sale, the outstanding balance of the Second CIBC Real Estate Facility of $7.4 million was repaid and terminated by the Real Estate Borrower. The First CIBC Real Estate Facility was amended in October 2023 to extend the maturity date from October 2023 to October 2028. The Third CIBC Real Estate Facility matures in December 2026.

The following table shows a summary of the outstanding balances, remaining available borrowings, and weighted average interest rate under the Real Estate Facilities at December 31, 2023:

	As of December 31, 2023
	Principal		Remaining		Wtd. Average
(In thousands)	Outstanding(1)		Available(2)		Interest Rate
Real Estate Facilities
M&T Real Estate Facility	$171,182	(4)	$68,394	(3)	7.66%
First CIBC Real Estate Facility	3,655		—		8.36%
Third CIBC Real Estate Facility	9,055		—		8.11%
Less: Amount reclassified to liabilities related to assets held for sale	(17,288)		—
	$166,604		$68,394
(1)	Outstanding principal amounts are net of unamortized finance costs.
(2)	Amounts cannot be reborrowed.
(3)	Additional borrowings on the M&T Real Estate Facility are subject to a debt service coverage ratio covenant and to the property collateral requirements under the M&T Real Estate Facility.
(4)	$17.3 million of this amount is classified as liabilities related to assets held for sale (see Note 6 – Assets Held for Sale).

Management has determined that the credit agreements governing the Real Estate Facilities include subjective acceleration clauses, which could impact debt classification. Management believes that no events have occurred at December 31, 2023 that would trigger a subjective acceleration clause. Additionally, the Real Estate Facilities are subject to certain cross default provisions, a debt service coverage ratio, and other customary covenants. The Company was in compliance with all financial debt covenants at December 31, 2023 and 2022.

Other Long-Term Debt

In December 2021, FRHP assumed a mortgage as part of a real estate purchase. This mortgage is secured by the acquired property and is guaranteed by CWGS Group, LLC, a wholly-owned subsidiary of CWGS, LLC and matures in December 2026. In June 2023, FRHP assumed a promissory note as part of a real estate purchase. This note is secured by the acquired property and matures in April 2041. As of December 31, 2023, the outstanding principal balance of these debt instruments was $8.2 million with a weighted average interest rate of 4.27%.

11. Lease Obligations

The Company leases most of the properties for its store locations through 242 operating leases and 13 finance leases. The Company also leases billboards and certain of its equipment. The related operating lease assets and finance lease assets are included in the operating lease assets and property and equipment, respectively, in the accompanying consolidated balance sheets.

As of December 31, 2023 and 2022, finance lease assets of $100.4 million and $88.1 million, respectively, were included in property and equipment, net in the accompanying consolidated balance sheets.

The following table presents certain information related to the costs for leases where the Company is the lessee (in thousands):

	Year Ended December 31,
	2023	2022
Operating lease cost	$118,082	$113,411
Finance lease cost:
Amortization of finance lease assets	3,253	11,931
Interest on finance lease liabilities	6,069	5,005
Short-term lease cost	1,940	1,880
Variable lease cost	22,913	23,607
Sublease income	(2,726)	(1,713)
Net lease costs	$149,531	$154,121

The following table presents supplemental cash flow information related to leases (in thousands):

	Year Ended December 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$117,160	$114,176
Operating cash flows for finance leases	6,064	4,928
Financing cash flows for finance leases	5,496	5,977
Lease assets obtained in exchange for lease liabilities:
New, remeasured and terminated operating leases	$59,858	$52,698
New, remeasured and terminated finance leases	20,557	24,440

The following table presents other information related to leases:

	December 31,
	2023		2022
Weighted average remaining lease term:
Operating leases	11.3	years	11.8	years
Financing leases	17.4	years	15.4	years
Weighted average discount rate:
Operating leases	7.1%		6.9%
Financing leases	6.0%		5.7%

The following reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the lease liabilities in the accompanying consolidated balance sheet as of December 31, 2023 (in thousands):

	Operating	Finance
	Leases	Leases
2024	$118,972	$23,352
2025	118,480	10,644
2026	116,393	10,563
2027	107,755	10,009
2028	103,047	9,630
Thereafter	656,054	109,180
Total lease payments	1,220,701	173,378
Less: Imputed interest	(393,048)	(58,494)
Total lease obligations	827,653	114,884
Less: current portion	(63,695)	(17,133)
Noncurrent lease obligations	$763,958	$97,751

Sale-Leaseback Arrangement Recorded as Financing Transaction

On February 8, 2022, FRHP sold three properties for a total sale price of $28.0 million. Concurrent with the sale of these properties, the Company entered into three separate twenty-year lease agreements, whereby the Company agreed to lease back the properties from the acquiring company. Under each lease agreement, FR has four consecutive options to extend the lease term for additional periods of five years for each option. This transaction is accounted for as a financing transaction. The Company recorded a liability for the amount received, will continue to depreciate the non-land portion of the assets, and has imputed an interest rate so that the net carrying amount of the financial liability and remaining non-land assets will be zero at the end of the initial lease terms. The financial liability is included in other long-term liabilities in the consolidated balance sheets as of December 31, 2023 and 2022.

12. Income Taxes

CWH is organized as a Subchapter C corporation (“C-Corp”) and, as of December 31, 2023, is a 52.9% owner of CWGS, LLC (see Note 19 — Stockholders’ Equity and Note 20 — Non-Controlling Interests). CWGS, LLC is organized as a limited liability company (“LLC”) and treated as a partnership for U.S. federal and most applicable state and local income tax purposes and as such, is generally not subject to any U.S. federal entity-level income taxes. However, certain CWGS, LLC subsidiaries, including Americas Road and Travel Club, Inc., Camping World, Inc. (“CW”) prior to the LLC Conversion (defined below), and FreedomRoads RV, Inc. and their wholly-owned subsidiaries, are subject to entity-level taxes as they are C-Corps.

Income Tax Expense

The components of the Company’s income tax (benefit) expense from operations for the years ended December 31, 2023, 2022 and 2021 consisted of (in thousands):

	2023	2022	2021
Current:
Federal	$9,123	$44,613	$74,124
State	1,558	11,170	23,890
Deferred:
Federal	(9,217)	17,588	13,024
State	(2,663)	25,713	(18,914)
Income tax (benefit) expense	$(1,199)	$99,084	$92,124

A reconciliation of income tax (benefit) expense from operations to the federal statutory rate for the years ended December 31, 2023, 2022 and 2021 were as follows (in thousands):

	2023	2022	2021
Income taxes computed at federal statutory rate(1)	$10,374	$94,524	$154,182
State income taxes – net of federal benefit(1)	(2,645)	8,362	15,261
Other differences:
State and local taxes on pass-through entities	1,948	3,736	5,004
Income taxes computed at the effective federal and state statutory rate for pass-through entities not subject to tax for the Company (2)	(3,927)	(53,461)	(81,013)
Effect of LLC Conversion(3)	(85,790)	208,833	—
Increase (decrease) in valuation allowance(4)	66,679	(164,257)	(2,234)
Impact of other state tax rate changes	4,900	967	1,927
Accrual to return	8,314	(1,135)	(3,768)
Tax credits	(582)	(743)	(565)
Uncertain Tax Positions	(547)	1,519	501
Other	77	739	2,829
Income tax (benefit) expense	$(1,199)	$99,084	$92,124

(1)	Federal and state income tax includes $0.6 million, less than $0.1 million, and $0.7 million of income tax expense relating to the revaluation in the Tax Receivable Agreement liability due to fluctuations in state income tax rates for 2023, 2022, and 2021, respectively.
(2)	The related income is taxable to the non-controlling interest.
(3)	For 2023, these amounts represent a reduction of $81.7 million to CWH’s outside basis deferred tax assets as a result of the LLC Conversion and $4.1 million related to the entity classification election, which was filed in the third quarter of 2023 with an effective date of January 2, 2023 (defined and discussed below). For 2022, these amounts represent the tax impact of the LLC Conversion, which is comprised of a $209.4 million adjustment to CW’s deferred tax assets inclusive of tax operating losses, net of a $0.6 million reduction to CWH’s outside basis deferred tax asset.
(4)	For 2023, the valuation allowance increased by $66.7 million. The valuation allowance increased by $132.2 million related to capital loss carryforward. Additionally, valuation allowance decreased by $52.5 million as a result of the LLC Conversion and its impact on realization of the CWH’s outside basis deferred tax asset and decreased by $13.0 million for activities not related to the LLC Conversion. For 2022, these amounts include a $180.4 million decrease in valuation allowance associated with the LLC Conversion, partially offset by $16.8 million of increases to the valuation allowance for activity not related to the LLC conversion, which is primarily resulting from losses of CW for which no benefit is recognized for the U.S. federal and non-unitary states, net of a $0.6 million decrease in valuation allowance associated with CWH’s outside basis deferred tax asset. During 2021, and as a result of CWH’s ownership of CWGS increasing above 50% during the first quarter of 2021, the amount for the year ended December 31, 2021 included a decrease in the valuation allowance of CW in certain state deferred tax assets of $15.2 million, partially offset by $13.0 million of increases to the valuation allowance primarily resulting from losses of CW for which no benefit is recognized for the U.S. federal and non-unitary states.

LLC Conversion

CW, including certain of its subsidiaries, were taxable as C-Corps and subject to entity-level taxes. CW had historically generated operating losses for tax purposes. Only losses subject to taxes in certain state jurisdictions were available to offset taxable income generated by the Company’s other businesses. The Company completed the steps necessary to convert CW and certain of its subsidiaries from C-Corps to LLCs with an effective date of January 2, 2023 (the “LLC Conversion”). All required filings for conversion to LLC were made by December 31, 2022. Accordingly, certain effects of the LLC Conversion were recorded during the year ended December 31, 2022, as the filings were perfunctory pursuant to the rules prescribed under ASC 740, Income Taxes. Beginning with the year ending December 31, 2023, the operating losses of CW and its subsidiaries will offset taxable income generated by the Company’s other LLC businesses. As a result, both income tax expense recognized by CWH and the amount of required tax distributions paid to holders of common units in CWGS, LLC, under the CWGS LLC Agreement, will decrease. The LLC Conversion will allow the Company to more easily integrate its retail and dealership operations and more seamlessly share resources within the RV and Outdoor Retail segment, while providing an expected future cash flow benefit for the operating companies.

For the year ended December 31, 2023, the Company recorded an additional tax benefit of $2.0 million related to the LLC Conversion. Additionally, the Company recorded an income tax benefit of $4.1 million related to an entity classification election that was filed in the third quarter of 2023 with a January 2, 2023 effective date. The LLC Conversion resulted in additional income tax expense in the year ended December 31, 2022 of $28.4 million, which was comprised of $208.8 million of gross deferred tax assets written off, partially offset by the release of $180.4 million of valuation allowance (see table above for reconciliation of income tax expense from operations to the federal statutory rate).

Deferred Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and operating loss and tax credit carryforwards. Significant items comprising the net deferred tax assets at December 31, 2023 and 2022 were (in thousands):

	2023	2022
Deferred tax liabilities
Operating lease assets	$(5,375)	$(5,897)
Other	(101)	(80)
	(5,476)	(5,977)
Deferred tax assets
Investment in partnership ("Outside Basis Deferred Tax Asset")(1)	207,013	253,550
Capital loss carryforward	132,248	—
Tax Receivable Agreement liability	40,702	43,223
Operating lease liabilities	5,678	6,150
Business interest expense carryforward	5,597	—
Net operating loss carryforward	2,061	22
Other reserves	1,195	1,234
	394,494	304,179
Valuation allowance	(231,692)	(154,975)
Net deferred tax assets	$157,326	$143,227

(1)	This amount is the deferred tax asset the Company recognizes for its book to tax basis difference in its investment in CWGS, LLC.

The Company evaluates its deferred tax assets on a quarterly basis to determine if they can be realized and establishes valuation allowances when it is not more likely than not that all or a portion of the deferred tax assets can be realized. At December 31, 2023, the Company recorded a valuation allowance on the Outside Basis Deferred Tax Asset and the capital loss carryforward that are not more likely than not to be realized. The capital loss has a five-year carryforward period. At December 31, 2022, the Company determined that all of its deferred tax assets (except a portion of the Outside Basis Deferred Tax Asset) are more likely than not to be realized. Prior to the LLC Conversion discussed above, the Company maintained a valuation allowance against the deferred tax assets of CW, excluding certain state deferred tax assets included in the state combined unitary income tax returns. At December 31, 2022, as a result of the LLC Conversion, the Company wrote off all of the remaining deferred tax assets and related valuation allowance associated with CW. The Company maintains a valuation allowance against the Outside Basis Deferred Tax Asset pertaining to the portion that is not amortizable for tax purposes, since the Company would likely only realize the non-amortizable portion of the Outside Basis Deferred Tax Asset if the investment in CWGS, LLC was divested.

Net Operating Loss Carryforwards

As of January 2, 2023, certain subsidiaries of CWH had federal and state net operating loss carryforwards of approximately $151.7 million and $3.9 million, respectively, which are no longer available after the LLC Conversion. The conversion loss generated a net operating loss that was immediately written off as CW’s net operating losses are lost as a result of the conversion. Accordingly, the tax effect of the current year conversion loss was zero. At December 31, 2023, the Company had unitary state net operating loss carryforwards of $34.3 million.

Tax Legislation

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was signed into law. One of the provisions of the TCJA was to amend Section 163(j) of the Internal Revenue Code, which, beginning for tax years after December 31, 2021, limits the amount of net interest expense that can be deducted by a percentage of adjusted taxable income. For the year ended December 31, 2023, the reduction in earnings along with an increase in interest expense resulted in excess business interest expense of $42.6 million at CWGS, LLC. Additionally, this limitation on net interest expense deductibility applied to the calculation of tax distributions to common unit holders of CWGS, LLC, including CWH, under the CWGS LLC Agreement in 2023, which increased the tax distributions required to be paid. During the year ended December 31, 2023, the Company recorded an income tax benefit of $5.6 million related to its business interest expense carryforward. For the year ended December 31, 2022, there was no excess business interest expense at CWGS, LLC.

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

Uncertain Tax Positions

As of December 31, 2023 and 2022, the balance of the Company’s uncertain tax positions was $3.3 million and $4.5 million, respectively. The Company does not expect the total amount of unrecognized tax benefits to significantly change in the next 12 months.

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

During the twelve months ended December 31, 2023 and 2022, 2,000,000 and 50,000 common units in CWGS, LLC, respectively, were redeemed for Class A common stock subject to the provisions of the Tax Receivable Agreement. The Company recognized a liability for the Tax Receivable Agreement payments due to those parties that redeemed common units, representing 85% of the aggregate tax benefits the Company expects to realize from the tax basis increases related to the redemption, after concluding it was probable that the Tax Receivable Agreement payments would be paid based on estimates of future taxable income. As of December 31, 2023, and December 31, 2022, the amount of Tax Receivable Agreement payments due under the Tax Receivable Agreement was $162.8 million and $170.6 million, respectively, of which $12.9 million and $10.9 million, respectively, were included in current portion of the Tax Receivable Agreement liability in the accompanying consolidated balance sheets.

During the year ended December 31, 2023, the Continuing Equity Owners redeemed 2,000,000 common units in CWGS, LLC for 2,000,000 shares of the Company’s Class A common stock. During the year ended December 31, 2023, the Tax Receivable Agreement liability and Deferred Tax Assets increased $5.6 million and $6.5 million, respectively, as a result of common unit redemptions and were recorded to additional paid-in capital (see the consolidated statements of stockholders’ equity). Payments pursuant to the Tax Receivable Agreement relating to this redemption will begin during the year ending December 31, 2024.

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

The Company and its subsidiaries file U.S. federal income tax returns and tax returns in various states. During the year ended December 31, 2023, one of CWGS, LLC’s indirect wholly-owned subsidiaries was notified by the Internal Revenue Service that their 2020 tax year was finalized with no adjustments. Additionally, during the year ended December 31, 2023, the Company was notified by the state of California that its 2020 and 2021 state income tax returns were under examination. The Company does not expect any material adjustments as a result of the examination. The Company is not under any other material audits in any jurisdiction. With few exceptions, the Company is no longer subject to U.S. federal, state, and local income tax examinations by tax authorities for years before 2020.

13. Fair Value Measurements

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

	Fair Value	December 31, 2023		December 31, 2022
($ in thousands)	Measurement	Carrying Value	Fair Value	Carrying Value	Fair Value
Term Loan Facility	Level 2	$1,346,229	$1,328,892	$1,360,454	$1,394,290
Floor Plan Facility Revolving Line of Credit	Level 2	20,885	21,732	20,885	19,823
Real Estate Facilities(1)	Level 2	183,892	195,029	145,911	145,664
Other Long-Term Debt	Level 2	8,246	6,702	3,280	2,944

(1)	The carrying value of Real Estate Facilities at December 31, 2023 includes the $17.3 million reported as liabilities related to assets held for sale in the consolidated balance sheet.

14. Commitments and Contingencies

Sponsorship and Other Agreements

The Company enters into sponsorship and brand licensing agreements from time to time. Current sponsorship agreements run through 2027. The sponsorship and brand licensing agreements consist of annual fees payable in aggregate of $4.4 million in 2024, $2.6 million in 2025, $1.9 million in 2026, $0.4 million in 2027, and $0.4 million in 2028, which are recognized to expense over the expected benefit period.

The Company enters into subscription agreements from time to time. Currently there are 51 subscription agreements for future software services consisting of annual fees payable as follows: $10.8 million in 2024, $8.2 million in 2025, $2.0 million in 2026, $0.1 million in 2027, $0.1 million in 2028 and $0.1 million thereafter. Expense is recognized ratably over the term of the agreement.

Self-Insurance Program

Self-insurance reserves represent amounts established as a result of insurance programs under which the Company self-insures portions of the business risks. The Company carries substantial premium-paid, traditional risk transfer insurance for various business risks. The Company self-insures and establishes reserves for the retention on workers’ compensation insurance, general liability, automobile liability, and employee health claims. The self-insured claims liability was approximately $29.4 million and $26.3 million at December 31, 2023 and 2022, respectively. The determination of such claims and expenses and the appropriateness of the related liability are continually reviewed and updated. The self-insurance accruals are calculated by actuaries and are based on claims filed and include estimates for claims incurred but not yet reported. Projections of future losses, including incurred but not reported losses, are inherently uncertain because of the varying nature of insurance claims and could be substantially affected if occurrences and claims differ significantly from these assumptions and historical trends. In addition, the Company has obtained letters of credit as required by insurance carriers. As of December 31, 2023 and 2022, these letters of credit were $17.2 million and $16.3 million, respectively. This includes $12.3 million and $11.4 million for December 31, 2023 and 2022, respectively, issued under the Floor Plan Facility (see Note 4 — Inventories and Floor Plan Payables), and the balance issued under the Company’s Senior Secured Credit Facilities (see Note 10 — Long-Term Debt).

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

Precise Complaint

On May 3, 2022, Lynn E. Feldman, Esquire, in her capacity as the Chapter 7 Trustee (the “Trustee”) for the Estate of Precise Graphix, LLC (the “Precise Estate”) filed a complaint against NBCUniversal Media, LLC, Machete Corporation, and CW in which the Trustee alleges claims on behalf of the Precise Estate in connection with its appearance on The Profit and subsequent commercial relationship with CW (the “Precise Complaint”), seeking primarily monetary damages from CW. The Trustee alleges the following claims against defendants, including CW: (i) fraud; (ii) false promise; (iii) breach of fiduciary duty; (iv) breach of contract; (v) breach of oral contract; (vi) fraud in the inducement; (vii) negligent misrepresentation; (viii) fraudulent concealment; (ix) conspiracy; (x) unlawful business practices in violation of California Business and Professions

Code §17200; (xi) aiding and abetting; (xii) breach of fiduciary duty; and (xiii) declaratory judgment. The Trustee did not serve the Precise Complaint on CW. On July 3, 2022, the Precise Estate filed its arbitration demand against CW, NBCUniversal, and Machete alleging substantially similar claims as the Precise Complaint. On April 4, 2023, the Precise Estate’s arbitration demand was tried before a single arbitrator pursuant to the JAMS streamlined arbitration rules in a confidential arbitration hearing. On May 31, 2023, the Arbitration was concluded and an award was entered by the Arbitrator against the Precise Estate in the amount of $7.1 million (the “Final Award”), of which CW would be entitled to $3.7 million. On June 13, 2023, the Trustee filed a notice of appeal of the Final Award with JAMS. On June 29, 2023, CW advanced the Trustee’s portion of the fee required by JAMS to advance the appeal. On July 5, 2023, CW filed an application in the United States Bankruptcy Court for the Eastern District of Pennsylvania (the “USBC”) seeking an order, inter alia, allowing the JAMS fee as an administrative expense of the Precise Estate. On July 14, 2023, the Trustee and respondents, including CW, filed a stipulation and agreed order (the “Stipulation”) as follows: (1) upon approval and entry of the Stipulation, CW’s claim for $3,500 shall be allowed and reimbursed; (2) the Trustee will notify JAMS that she is irrevocably withdrawing and ending her pending appeal of the Final Award; and (3) the Trustee will not dispute the amount of the Final Award. On July 17, 2023, the USBC entered the Stipulation as an order, which became final upon the expiration of the ten (10) day appeal period. Precise withdrew its appeal and on August 14, 2023 JAMS closed the arbitration. On September 25, 2023, the Superior Court of the State of California, upon motion by defendants, confirmed the arbitration award. On October 6, 2023, defendants filed an application in the matter of In re: Precise Graphix, LLC, pending in the United States Bankruptcy Court for the Eastern District of Pennsylvania seeking to have the fee award deemed an administrative expense in the Precise Estate. After a hearing on November 9, 2023, the parties engaged in settlement negotiations regarding the administrative expense application and the trustee’s objection. The negotiations resulted in a resolution, subject to the execution of a settlement agreement, to treat the amount of $3.7 million as an allowed claim with a portion payable upon the effective date of the settlement agreement.

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

Employment Agreements

The Company has employment agreements with certain officers. The agreements include, among other things, an annual bonus based on certain performance-based criteria and certain severance benefits in the event of a qualifying termination.

Financial Assurances

In the normal course of business, the Company obtains standby letters of credit and surety bonds from financial institutions and other third parties. These instruments guarantee the Company’s own future performance and provide third parties with financial and performance assurance in the event that the Company does not perform. These instruments support a wide variety of the Company’s business activities. As of December 31, 2023 and December 31, 2022, outstanding standby letters of credit issued through our Floor Plan Facility were $12.3 million and $11.4 million, respectively, and outstanding standby letters of credit issued through the Senior Secured Credit Facilities were $4.9 million and $4.9 million, respectively (see Note 4 — Inventories and Floor Plan Payables and Note 10 — Long-Term Debt). As of December 31, 2023 and December 31, 2022, outstanding surety bonds were $23.2 million and $22.0 million, respectively. The underlying liabilities to which these instruments relate are reflected on the Company’s accompanying consolidated balance sheets, where applicable. Therefore, no additional liability is reflected for the letters of credit and surety bonds themselves.

15. Related Party Transactions

Transactions with Directors, Equity Holders and Executive Officers

FR leases various store locations from managers and officers. During 2023, 2022 and 2021, the related party lease expense for these locations were $3.4 million, $3.4 million and $2.2 million, respectively.

In January 2012, FR entered into a lease for what is now its previous corporate headquarters in Lincolnshire, Illinois, which was amended as of March 2013, November 2019, October 2020, and October 2021 (the “Lincolnshire Lease”). This lease expires in March 2024. For the years ended December 31, 2023, 2022, and 2021, rental payments for the Lincolnshire Lease, including common area maintenance charges, were $0.9 million, $0.9 million, and $0.8 million, respectively. The Company’s Chairman and Chief Executive Officer has personally guaranteed the Lincolnshire Lease.

The Company had an expense reimbursement payable to Mr. Lemonis of $0.1 million at December 31, 2021, relating primarily to advertising expenses for the Company that were processed through Mr. Lemonis’ social media accounts, which was paid in 2022.

In October 2022, the Company purchased a property to be used as office space in Lincolnshire, Illinois, for $4.5 million from the Company’s Chairman and Chief Executive Officer. This office space became the Company’s corporate headquarters in February 2024.

Other Transactions

The Company does business with certain companies in which Mr. Lemonis has a direct or indirect material interest. The Company purchased fixtures for interior store sets at the Company’s store locations from Precise Graphix. Mr. Lemonis exited his economic interest in Precise Graphix. The Company received refunds from Precise Graphix totaling $0.2 million in 2021.

The Company paid Adams Outdoor Advertising, Inc., an entity controlled by Stephen Adams, a former member of the Company’s Board of Directors and for which Andris A. Baltins serves as a member of its Board of Directors, $0.1 million for both of the years ended December 31, 2023 and December 31, 2022 for advertising services.

The Company paid Kaplan, Strangis and Kaplan, P.A., of which Andris A. Baltins is a member, and a member of the Company’s Board of Directors, $0.1 million, $0.2 million and $0.3 million for the years ended December 31, 2023, 2022 and 2021, respectively, for legal services.

16. Acquisitions

In 2023 and 2022, subsidiaries of the Company acquired the assets of multiple RV dealerships, as well as an outdoor publication during 2022, that constituted businesses under GAAP. The Company used cash and borrowings under its Floor Plan Facility to complete the acquisitions. The Company considers acquisitions of independent dealerships to be a fast and capital efficient alternative to opening new store locations to expand its business and grow its customer base. In April 2022, the Good Sam Services and Plans segment acquired an outdoor publication for $3.4 million that the Company considers as a furtherance of its strategy to target a younger demographic of RV enthusiasts. The acquired businesses were recorded at their estimated fair values under the acquisition method of accounting. The balance of the purchase prices in excess of the fair values of net assets acquired were recorded as goodwill.

In 2023, the RV and Outdoor Retail segment acquired the assets of various RV dealerships comprised of 18 locations for an aggregate purchase price of approximately $209.5 million, of which four RV dealerships had not opened by December 31, 2023. Separate from these acquisitions, during the year ended December 31, 2023, the Company purchased real property for an aggregate purchase price of $72.4 million, of which $5.2 million was paid through the assumption of the related promissory note (see Note 10 — Long-Term Debt — Other Long-Term Debt).

In 2022, the RV and Outdoor Retail segment acquired the assets of various RV dealerships and one RV service center comprised of 11 locations for an aggregate purchase price of approximately $213.6 million, of which one RV dealership opened in 2023. The purchases were partially funded through $59.9 million of borrowings under the Floor Plan Facility. Separate from these acquisitions, during the year ended December 31, 2022, the Company purchased real property for an aggregate purchase price of $55.7 million.

The estimated fair values of the assets acquired and liabilities assumed for the acquisitions of dealerships and the outdoor publication consist of the following:

	Year Ended December 31,
($ in thousands)	2023	2022
Tangible assets (liabilities) acquired (assumed):
Accounts receivable, net	$—	$(68)
Inventories, net	119,672	75,766
Prepaid expenses and other assets	170	207
Property and equipment, net	1,407	583
Operating lease assets	916	1,558
Accounts payable	(6)	—
Accrued liabilities	(63)	(687)
Current portion of operating lease liabilities	(208)	(500)
Other current liabilities	(520)	(188)
Operating lease liabilities, net of current portion	(708)	(1,058)
Total tangible net assets acquired	120,660	75,613
Total intangible assets acquired	—	2,632
Goodwill	88,799	138,789
Cash paid for acquisitions, net of cash acquired	209,459	217,034
Inventory purchases financed via floor plan	(100,331)	(59,935)
Cash payment net of floor plan financing	$109,128	$157,099

The fair values above for the year ended December 31, 2023 are preliminary as they are subject to measurement period adjustments for up to one year from the date of acquisition as new information is obtained about facts and circumstances that existed as of the acquisition date relating to the valuation of the acquired assets, primarily the acquired inventories. For the year ended December 31, 2023, the fair values above include measurement period adjustments for valuation of acquired inventories and other current liabilities relating to dealership acquisitions during the year ended December 31, 2022. For the year ended December 31, 2022, the fair values above include measurement period adjustments for valuation of acquired inventories, accounts receivable, accrued liabilities, and other current liabilities relating to dealership acquisitions during the year ended December 31, 2021.

The primary items that generated the goodwill are the value of the expected synergies between the acquired businesses and the Company and the acquired assembled workforce, neither of which qualify for recognition as a separately identified intangible asset. For the years ended December 31, 2023 and 2022, acquired goodwill of $88.8 million and $138.8 million is expected to be deductible for tax purposes. For the year ended December 31, 2022, the intangible assets acquired included $2.1 million for trademark and trade names to be amortized over 15 years and other intangibles assets of $0.5 million to be amortized over three years.

Included in the consolidated financial results for the years ended December 31, 2023 and 2022 were $99.8 million and $83.3 million of revenue, respectively, and $8.1 million and $2.0 million of pre-tax loss, respectively, from the acquisitions as of their applicable acquisition dates. Pro forma information on these acquisitions has not been included, because the Company has deemed them to not be individually or cumulatively material.

17. Statements of Cash Flows

Supplemental disclosures of cash flow information for the following periods (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cash paid during the period for:
Interest	$214,082	$106,997	$58,424
Income taxes	3,352	54,579	99,557
Non-cash investing and financing activities:
Leasehold improvements paid by lessor	256	361	—
Vehicles transferred to property and equipment from inventory	295	979	931
Capital expenditures in accounts payable and accrued liabilities	5,833	12,377	9,726
Purchase of real property through assumption of other long-term debt	5,185	—	—
Note receivable exchanged for amounts owed by other investment	2,153	—	—
Par value of Class A common stock issued for redemption of common units in CWGS, LLC	20	1	47
Cost of treasury stock issued for vested restricted stock units	29,542	42,640	34,756
Cost of treasury stock issued for stock award to employee	—	—	19,586

18. Benefit Plan

The Freedom Roads 401(k) Defined Contribution Plan (“FreedomRewards 401(k) Plan”) is qualified under Sections 401(a) and 401(k) of the Internal Revenue Service Code of 1986, as amended. All employees over age 18, including the executive officers, are eligible to participate in the Freedom Rewards 401(k) Plan. Any favorable vesting was permitted for any affected participants pursuant to FreedomRewards 401(k) Plan Amendment No. 3 signed December 15, 2011, and effective January 1, 2012. Non-highly compensated employees may defer up to 75% of their eligible compensation up to the Internal Revenue Service limits. Highly compensated employees may defer up to 15% of their eligible compensation up to the Internal Revenue Service limits. The Company contributed $2.8 million to the Company’s 401(k) Plan in 2023. There were no contributions by the Company to the Company’s 401(k) Plan in 2022 or 2021.

19. Stockholders’ Equity

CWGS, LLC Ownership

CWH is the sole managing member of CWGS, LLC and, although CWH had a minority economic interest in CWGS, LLC through March 11, 2021 before obtaining a majority economic interest in CWGS, LLC, CWH has the sole voting power in, and controls the management of, CWGS, LLC (See Note 20 – Non-Controlling Interests for further information about the ownership of CWGS, LLC). The remaining interest in CWGS, LLC, was held by the Continuing Equity Owners, who may redeem at each of their options their common units for, at the Company’s election (determined solely by the Company’s independent directors (within the meaning of the rules of the New York Stock Exchange) who are disinterested), cash or newly issued shares of the Company’s Class A common stock. Accordingly, the Company consolidated the financial results of CWGS, LLC and reported a non-controlling interest in its consolidated financial statements. In accordance with the CWGS LLC Agreement, CWGS, LLC has made cash distributions to all common unit holders of CWGS, LLC in an amount sufficient for 1) CWH to pay the portion of its regular quarterly cash dividend to holders of its Class A common stock that is unrelated to tax distributions and 2) the common unit holders of CWGS, LLC to pay their income tax obligation on their allocated portion of CWGS, LLC income at the highest tax rate for all common unit holders of CWGS, LLC. The payment of these cash distributions by CWGS, LLC to Continuing Equity Owners are recorded as distributions to holders of CWGS, LLC common units in the accompanying Consolidated Statements of Stockholders’ Equity and Consolidated Statements of Cash Flows. The payment of these cash distributions by CWGS, LLC to CWH are within the consolidated group and, therefore, are not included in the distributions to holders of CWGS LLC common units in the accompanying Consolidated Statements of Stockholders’ Equity and Consolidated Statements of Cash Flows.

Common Stock Economic and Voting Rights

Each share of the Company’s Class A common stock and Class B common stock entitles its holders to one vote per share on all matters presented to the Company’s stockholders generally; provided that, for as long as ML Related Parties, directly or indirectly, beneficially own in the aggregate 27.5% or more of all of the outstanding common units of CWGS, LLC, the shares of Class B common stock held by the ML Related Parties will entitle the ML Related Parties to the number of votes necessary such that the ML Related Parties, in the aggregate, cast 47% of the total votes eligible to be cast by all of the Company’s stockholders on all matters presented to a vote of the Company’s stockholders generally. Additionally, the one share of Class C common stock entitles its holder to the number of votes necessary such that the holder casts 5% of the total votes eligible to be cast by all of the Company’s stockholders on all matters presented to a vote of the Company’s stockholders generally. The one share of Class C common stock is owned by ML RV Group, LLC, a Delaware limited liability company, wholly-owned by the Company’s Chairman and Chief Executive Officer, Marcus Lemonis.

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

During the year ended December 31, 2023, the Company did not repurchase Class A common stock under the stock repurchase program. During the year ended December 31, 2022, the Company repurchased 2,592,524 shares of Class A common stock under this program for approximately $79.8 million including commissions paid, at a weighted average price per share of $30.76, which is recorded as treasury stock on the accompanying consolidated balance sheets. Class A common stock held as treasury stock is not considered outstanding. During the years ended December 31, 2023 and 2022, the Company reissued 579,176 and 852,508 shares of Class A common stock from treasury stock to settle the exercises of stock options, vesting of restricted stock units, and settlement of other equity-based awards under the Company’s 2016 Incentive Award Plan (the “2016 Plan”), respectively, (see Note 21 — Equity-Based Compensation Plans). As of December 31, 2023 and 2022, the remaining approved amount for repurchases of Class A common stock under the share repurchase program was approximately $120.2 million.

As described in Note 12 — Income Taxes, the IRA imposes a 1% excise tax on corporate stock repurchases in tax years beginning after December 31, 2022 with certain exclusions for (a) repurchased shares for withholding taxes on vested RSUs and (b) treasury shares reissued in the same tax year for settlement of stock option exercises or vesting of RSUs.

20. Non-Controlling Interests

As described in Note 19 — Stockholders’ Equity, CWH is the sole managing member of CWGS, LLC and, as a result, consolidates the financial results of CWGS, LLC. The Company reports a non-controlling interest representing the common units of CWGS, LLC held by Continuing Equity Owners. Changes in CWH’s ownership interest in CWGS, LLC while CWH retains its controlling interest in CWGS, LLC will be accounted for as equity transactions. As such, future redemptions of common units of CWGS, LLC by the Continuing Equity Owners will result in a change in ownership and reduce or increase the amount recorded as non-controlling interest and increase or decrease additional paid-in capital when CWGS, LLC has positive or negative net assets, respectively. At the end of each period, the Company will record a non-controlling interest adjustment to additional paid-in capital such that the non-controlling interest on the accompanying consolidated balance sheet is equal to the non-controlling interest’s ownership share of the underlying CWGS, LLC net assets (see the consolidated statement of stockholders’ equity).

The following table summarizes the CWGS, LLC common unit ownership by CWH and the Continuing Equity Owners:

	As of December 31, 2023		As of December 31, 2022
	Common Units	Ownership %	Common Units	Ownership %
CWH	45,020,116	52.9%	42,440,940	50.2%
Continuing Equity Owners	40,044,536	47.1%	42,044,536	49.8%
Total	85,064,652	100.0%	84,485,476	100.0%

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

During the year ended December 31, 2021, the funds controlled by Crestview Partners II GP, L.P. redeemed 4.0 million common units of CWGS, LLC, for 4.0 million shares of the Company’s Class A common stock, respectively, which also resulted in the cancellation of 4.0 million shares of the Company’s Class B common stock, that was previously held by the funds controlled by Crestview Partners II GP, L.P. with no additional consideration provided.

The following table summarizes the effects of changes in ownership in CWGS, LLC on the Company’s equity:

	Year Ended December 31,
($ in thousands)	2023	2022	2021
Net income attributable to Camping World Holdings, Inc.	$31,044	$136,947	$278,461
Transfers to non-controlling interests:
Decrease in additional paid-in capital as a result of the purchase of common units from CWGS, LLC with proceeds from the exercise of stock options	(485)	(245)	(2,017)
Decrease in additional paid-in capital as a result of the vesting of restricted stock units	(25,080)	(35,831)	(28,493)
Increase (decrease) in additional paid-in capital as a result of repurchases of Class A common stock for withholding taxes on vested RSUs	3,016	2,371	(989)
Decrease in additional paid-in capital as a result of the stock award to employee	—	—	(15,551)
Decrease in additional paid-in capital as a result of repurchases of Class A common stock for withholding taxes on stock award to employee	—	—	(160)
Increase in additional paid-in capital as a result of repurchases of Class A common stock for treasury stock	—	27,561	74,487
Increase in additional paid-in capital as a result of the redemption of common units of CWGS, LLC	8,653	424	15,685
Change from net income attributable to Camping World Holdings, Inc. and transfers to non-controlling interests	$17,148	$131,227	$321,423

21. Equity-Based Compensation Plans

The following table summarizes the equity-based compensation that has been included in the following line items within the consolidated statements of operations during:

	Year Ended December 31,
($ in thousands)	2023	2022	2021
Equity-based compensation expense:
Costs applicable to revenue	$895	$689	$762
Selling, general, and administrative	23,191	33,158	47,174
Total equity-based compensation expense	$24,086	$33,847	$47,936
Total income tax benefit recognized related to equity-based compensation	$3,205	$3,809	$5,982

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

The Company did not grant any stock options during the years ended December 31, 2023, 2022 and 2021. A summary of stock option activity for the year ended December 31, 2023 is as follows:

				Weighted Average
			Aggregate	Remaining
	Stock Options	Weighted Average	Intrinsic Value	Contractual Life
	(in thousands)	Exercise Price	(in thousands)	(years)
Outstanding at December 31, 2022	238	$21.92
Exercised	(18)	$21.75
Forfeited	(27)	$22.00
Outstanding and exercisable at December 31, 2023	193	$21.92	$836	2.7

At December 31, 2023 and 2022, all stock options were fully vested. The intrinsic value of stock options exercised was $0.1 million, $0.2 million and $3.5 million for the years ended December 31, 2023, 2022 and 2021, respectively. The actual tax benefit for the tax deductions from the exercise of stock options was not significant for the years ended December 31, 2023 and 2022, and $0.6 million for the year ended December 31, 2021.

A summary of restricted stock unit activity for the year ended December 31, 2023 is as follows:

	Restricted	Weighted Average
	Stock Units	Grant Date
	(in thousands)	Fair Value
Outstanding at December 31, 2022	2,549	$32.08
Granted	553	$19.72
Vested	(843)	$29.29
Forfeited	(384)	$32.17
Outstanding at December 31, 2023	1,875	$29.39

The weighted-average grant date fair value of restricted stock units granted during the years ended December 31, 2023, 2022 and 2021 was $19.72, $23.12, and $35.31, respectively. At December 31, 2023, the intrinsic value of unvested restricted stock units was $49.2 million. At December 31, 2023, total unrecognized compensation cost related to unvested restricted stock units was $47.7 million and is expected to be recognized over a weighted-average period of 2.8 years.

The fair value of restricted stock units that vested during the years ended December 31, 2023, 2022 and 2021 was $20.7 million, $35.1 million, and $38.7 million, respectively. The actual tax benefit for the tax deductions from the vesting of restricted stock units was $2.8 million, $4.9 million, and $5.6 million for the years ended December 31, 2023, 2022, and 2021, respectively. A portion of the actual tax benefit for tax deductions from the vesting of restricted stock units relating to the year ended December 31, 2023 was subject to limitations on deductibility of executive compensation. The restricted stock units that vested were typically net share settled such that the Company withheld shares with value equivalent to the employees’ statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities.

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

In December 2021, the Board of Directors of the Company awarded Marcus Lemonis, the Company’s Chairman and Chief Executive Officer, an award of 510,986 shares of the Company’s Class A common stock having an aggregate grant-date fair value of $20.0 million or $39.14 per share, which was recognized as equity-based compensation expense during the year ended December 31, 2021. The award was made in consideration of the Company’s strong performance. Mr. Lemonis has not received compensation since the time of the Company’s initial public offering other than Company-provided benefits such as medical and dental insurance and related gross-ups. Similar to the vesting of restricted stock units discussed above, this award to Mr. Lemonis was net share settled such that the Company withheld shares with value equivalent to Mr. Lemonis’ statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld were based on the value of the shares of Class A common stock on the date of the award as determined by the Company’s closing stock price. Total payments for Mr. Lemonis’ tax obligations to taxing authorities are reflected as a financing activity within the Consolidated Statements of Cash Flows. This net share settlement had the effect of a share repurchase by the Company as they reduced the number of shares that would have otherwise been issued as a result of the award and did not represent an expense to the Company. The actual tax benefit for the tax deduction for this award was $2.6 million for the year ended December 31, 2021, which was subject to limitations on deductibility of executive compensation.

22. Earnings Per Share

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

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

	Year Ended December 31,
(In thousands except per share amounts)	2023	2022	2021
Numerator:
Net income	$50,601	$351,031	$642,075
Less: net income attributable to non-controlling interests	(19,557)	(214,084)	(363,614)
Net income attributable to Camping World Holdings, Inc. — basic	31,044	136,947	278,461
Add: reallocation of net income attributable to non-controlling interests from the assumed dilutive effect of stock options and RSUs	—	938	—
Add: reallocation of net income attributable to non-controlling interests from the assumed redemption of common units of CWGS, LLC for Class A common stock	15,392	—	266,381
Net income attributable to Camping World Holdings, Inc. — diluted	$46,436	$137,885	$544,842
Denominator:
Weighted-average shares of Class A common stock outstanding — basic	44,626	42,386	45,009
Dilutive options to purchase Class A common stock	20	56	150
Dilutive restricted stock units	281	412	1,165
Dilutive common units of CWGS, LLC that are convertible into Class A common stock	40,045	—	43,438
Weighted-average shares of Class A common stock outstanding — diluted	84,972	42,854	89,762

Earnings per share of Class A common stock — basic	$0.70	$3.23	$6.19
Earnings per share of Class A common stock — diluted	$0.55	$3.22	$6.07

Weighted-average anti-dilutive securities excluded from the computation of diluted earnings per share of Class A common stock:
Stock options to purchase Class A common stock	50	—	—
Restricted stock units	1,364	2,146	6
Common units of CWGS, LLC that are convertible into Class A common stock	—	42,045	—

Shares of the Company’s Class B common stock and Class C common stock do not share in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B common stock or Class C common stock under the two-class method has not been presented.

23. Segment Information

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

Reportable segment revenue, segment income, floor plan interest expense, depreciation and amortization, other interest expense, net, total assets, and capital expenditures are as follows:

	Year Ended December 31, 2023
	Good Sam	RV and
	Services	Outdoor	Intersegment
($ in thousands)	and Plans	Retail	Eliminations	Total
Revenue:
Good Sam services and plans	$194,827	$—	$(1,000)	$193,827
New vehicles	—	2,581,250	(4,972)	2,576,278
Used vehicles	—	1,983,865	(4,233)	1,979,632
Products, service and other	—	870,648	(610)	870,038
Finance and insurance, net	—	564,596	(2,340)	562,256
Good Sam Club	—	44,516	—	44,516
Total consolidated revenue	$194,827	$6,044,875	$(13,155)	$6,226,547

	Year Ended December 31, 2022
	Good Sam	RV and
	Services	Outdoor	Intersegment
($ in thousands)	and Plans	Retail	Eliminations	Total
Revenue:
Good Sam services and plans	$192,622	$—	$(494)	$192,128
New vehicles	—	3,234,016	(5,939)	3,228,077
Used vehicles	—	1,881,468	(3,867)	1,877,601
Products, service and other	—	1,000,170	(956)	999,214
Finance and insurance, net	—	641,087	(17,631)	623,456
Good Sam Club	—	46,537	—	46,537
Total consolidated revenue	$192,622	$6,803,278	$(28,887)	$6,967,013

	Year Ended December 31, 2021
	Good Sam	RV and
	Services	Outdoor	Intersegment
($ in thousands)	and Plans	Retail	Eliminations	Total
Revenue:
Good Sam services and plans	$180,926	$—	$(204)	$180,722
New vehicles	—	3,306,002	(6,548)	3,299,454
Used vehicles	—	1,689,855	(3,638)	1,686,217
Products, service and other	—	1,102,407	(1,465)	1,100,942
Finance and insurance, net	—	613,086	(14,611)	598,475
Good Sam Club	—	47,944	—	47,944
Total consolidated revenue	$180,926	$6,759,294	$(26,466)	$6,913,754

	Year Ended December 31,
($ in thousands)	2023	2022	2021
Segment income:(1)
Good Sam Services and Plans	$106,748	$90,857	$74,765
RV and Outdoor Retail	159,626	528,564	798,846
Total segment income	266,374	619,421	873,611
Corporate & other	(13,732)	(12,619)	(9,679)
Depreciation and amortization	(68,643)	(80,304)	(66,418)
Other interest expense, net	(135,270)	(75,745)	(46,912)
Tax Receivable Agreement liability adjustment	2,442	114	(2,813)
Loss and expense on debt restructure	—	—	(13,468)
Other expense, net	(1,769)	(752)	(122)
Income before income taxes	$49,402	$450,115	$734,199

(1)	Segment income is defined as income from operations before depreciation and amortization plus floor plan interest expense.

	Year Ended December 31,
($ in thousands)	2023	2022	2021
Depreciation and amortization:
Good Sam Services and Plans	$3,278	$3,353	$3,009
RV and Outdoor Retail	65,365	76,951	63,409
Total depreciation and amortization	$68,643	$80,304	$66,418

	Year Ended December 31,
($ in thousands)	2023	2022	2021
Other interest expense, net:
Good Sam Services and Plans	$(204)	$57	$(3)
RV and Outdoor Retail	27,131	14,802	7,759
Subtotal	26,927	14,859	7,756
Corporate & other	108,343	60,886	39,156
Total other interest expense, net	$135,270	$75,745	$46,912

	As of December 31,
($ in thousands)	2023	2022
Assets:
Good Sam Services and Plans	$113,619	$130,841
RV and Outdoor Retail	4,568,372	4,448,354
Subtotal	4,681,991	4,579,195
Corporate & other	163,693	220,952
Total assets	$4,845,684	$4,800,147

	Year Ended December 31,
($ in thousands)	2023	2022	2021
Capital expenditures:
Good Sam Services and Plans	$4,040	$5,099	$1,856
RV and Outdoor Retail	194,234	205,491	246,084
Subtotal	198,274	210,590	247,940
Corporate and other	—	2	(129)
Total capital expenditures	$198,274	$210,592	$247,811

(1)

Schedule I: Condensed Financial Information of Registrant

Camping World Holdings, Inc.

Condensed Balance Sheets

(Parent Company Only)

(In Thousands Except Per Share Amounts)

	December 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$1,905	$70,262
Affiliate Loan	30,000	—
Prepaid income taxes and other	39	5,577
Total current assets	31,944	75,839

Deferred tax asset	155,928	141,807
Investment in subsidiaries	100,759	100,800
Total assets	$288,631	$318,446

Liabilities and stockholders' equity
Current liabilities:
Income tax payable	1,238	—
Current portion of liabilities under Tax Receivable Agreement	12,943	10,873
Total current liabilities	14,181	10,873

Liabilities under Tax Receivable Agreement, net of current portion	149,866	159,743
Total liabilities	164,047	170,616

Commitments and contingencies

Stockholders' equity:
Preferred stock, par value $0.01 per share – 20,000 shares authorized; none issued and outstanding as of December 31, 2023 and 2022	—	—
Class A common stock, par value $0.01 per share – 250,000 shares authorized; 49,571 issued and 45,020 outstanding as of December 31, 2023 and 47,571 issued and 42,441 outstanding as of December 31, 2022	496	476
Class B common stock, par value $0.0001 per share – 75,000 shares authorized; 39,466 issued and outstanding as of December 31, 2023; 41,466 issued and outstanding as of December 31, 2022	4	4
Class C common stock, par value $0.0001 per share – 0.001 share authorized, issued and outstanding as of December 31, 2023 and 2022	—	—
Additional paid-in capital	98,280	106,051
Treasury stock, at cost; 4,551 and 5,130 shares as of December 31, 2023 and 2022, respectively	(159,440)	(179,732)
Retained earnings	185,244	221,031
Total stockholders' equity	124,584	147,830
Total liabilities and stockholders' equity	$288,631	$318,446

See accompanying Notes to Condensed Financial Information

Schedule I: Condensed Financial Information of Registrant (continued)

Camping World Holdings, Inc.

Condensed Statements of Operations

(Parent Company Only)

(In Thousands)

	Year Ended December 31,
	2023	2022	2021
Revenue:
Intercompany revenue	$10,584	$10,069	$9,551
Total revenue	10,584	10,069	9,551

Operating expenses:
Selling, general, and administrative	10,646	10,069	9,551
Total operating expenses	10,646	10,069	9,551

Income from operations	(62)	—	—

Interest income, net	1,426	477	46
Affiliate Loan interest income	39	—	—
Tax Receivable Agreement liability adjustment	2,442	114	(2,813)
Other (expense) income, net	—	139	402
Equity in net income of subsidiaries	21,463	215,271	378,657

Income before income taxes	25,308	216,001	376,292
Income tax benefit (expense)	5,736	(79,054)	(97,831)
Net income	$31,044	$136,947	$278,461

See accompanying Notes to Condensed Financial Information

Schedule I: Condensed Financial Information of Registrant (continued)

Camping World Holdings, Inc.

Condensed Statements of Cash Flows

(Parent Company Only)

(In Thousands)

	For the Year Ended December 31,
	2023	2022	2021
Operating activities
Net income	$31,044	$136,947	$278,461

Adjustments to reconcile net income to net cash used in operating activities:
Equity in net income of subsidiaries	(21,463)	(215,271)	(378,657)
Deferred tax expense	(11,901)	28,672	8,210
Tax Receivable Agreement liability adjustment	(2,442)	(114)	2,813
Change in assets and liabilities, net of acquisitions:
Prepaid income taxes and other assets	6,219	2,914	(57)
Accounts payable and other accrued liabilities	1,238	—	—
Payment pursuant to Tax Receivable Agreement	(10,937)	(11,322)	(8,089)
Net cash used in operating activities	(8,242)	(58,174)	(97,319)

Investing activities
Purchases of LLC Interest from CWGS, LLC	(389)	(541)	(4,111)
Return of LLC Interest to CWGS, LLC for funding of treasury stock purchases	—	79,757	156,256
Distributions received from CWGS, LLC	36,716	162,767	198,138
Lent funds under Affiliate Loan	(30,000)	—	—
Net cash provided by investing activities	6,327	241,983	350,283

Financing activities
Dividends paid to Class A common stockholders	(66,831)	(105,387)	(67,176)
Proceeds from exercise of stock options	389	541	4,111
Repurchases of Class A common stock to treasury	—	(79,757)	(156,256)
Disgorgement of short-swing profits by Section 16 officer	—	58	—
Net cash used in financing activities	(66,442)	(184,545)	(219,321)

(Decrease) increase in cash and cash equivalents	(68,357)	(736)	33,643
Cash and cash equivalents at beginning of year	70,262	70,998	37,355
Cash and cash equivalents at end of the year	$1,905	$70,262	$70,998

See accompanying Notes to Condensed Financial Information

Schedule I: Condensed Financial Information of Registrant (continued)

Camping World Holdings, Inc.

Notes to Condensed Financial Information

(Parent Company Only)

December 31, 2023

1. Organization

Camping World Holdings, Inc. (the “Parent Company”) was formed on March 8, 2016 as a Delaware corporation and is a holding company with no direct operations. The Parent Company's assets consist primarily of cash and cash equivalents, its equity interest in CWGS Enterprises, LLC ("CWGS, LLC”), its Affiliate Loan (as defined in Note 3 – Affiliate Loan), and certain deferred tax assets.

The Parent Company's cash inflows are primarily from cash dividends or distributions and other transfers from CWGS, LLC. The amounts available to the Parent Company to fulfill cash commitments and pay cash dividends on its common stock are subject to certain restrictions in CWGS, LLC’s Senior Secured Credit Facilities. See Note 10 to the consolidated financial statements.

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

Certain intercompany balances presented in these condensed Parent Company financial statements are eliminated in the consolidated financial statements. For the years ended December 31, 2023, 2022, and 2021, the full amounts of intercompany revenue and equity in net income of subsidiaries in the accompanying Parent Company Statements of Operations were eliminated in consolidation. No intercompany receivable was owed to the Parent Company by CWGS, LLC at December 31, 2023 and 2022 (see Note 3 – Affiliate Loan for other amounts owed to the Parent Company). Related party amounts that were not eliminated in the consolidated financial statements include the Parent Company's liabilities under the tax receivable agreement, which totaled $162.8 million and $170.6 million as of December 31, 2023 and 2022, respectively.

3. Affiliate Loan

In December 2023, the Parent Company (the “Lender”) and CWGS Group, LLC (the “Borrower”), a wholly-owned subsidiary of CWGS, LLC, entered into a loan agreement (the “Affiliate Loan”) whereby the Borrower may borrow up to $40.0 million from the Lender at an interest rate of the Secured Overnight Financing Rate (“SOFR”) plus 6.50% per annum. The Lender may demand repayment with thirty-day notice, there are no prepayment restrictions or penalties, and the Affiliate Loan expires in December 2025.

In December 2023, the Borrower borrowed $30.0 million under the Affiliate Loan, which was repaid with accrued interest in January 2024. At December 31, 2023, the interest rate on the Affiliate Loan was 11.86% and accrued interest was less than $0.1 million.

4. Commitments and Contingencies

The Parent Company is party to a tax receivable agreement with certain holders of common units in CWGS, LLC (the "Continuing Equity Owners") that provides for the payment by the Parent Company to the Continuing Equity Owners of 85% of the amount of any tax benefits that the Parent Company actually realizes, or in some cases are deemed to realize, as a result of certain transactions. See Note 12 to the consolidated financial statements for more information regarding the Parent Company's tax receivable agreement. As described in Note 12 to the consolidated financial statements, amounts payable under the tax receivable agreement are contingent upon, among other things, (i) generation of future taxable income of Camping World Holdings, Inc. over the term of the tax receivable agreement and (ii) future changes in tax laws. As of December 31, 2023 and 2022, liabilities under the tax receivable agreement totaled $162.8 million and $170.6 million, respectively.

See Note 14 to the consolidated financial statements for information regarding pending and threatened litigation and Note 1 to the consolidated financial statements for information about the February 2022 cybersecurity incident. Pursuant to the LLC Agreement, the Parent Company receives reimbursements for all costs associated with being a public company, which includes costs of litigation and cybersecurity incidents.

5. Income Taxes

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

During the years ended December 31, 2023 and 2022, the above LLC Conversion resulted in additional income tax benefit and expense for the Parent Company of $3.1 million and $13.3 million, respectively. Additionally, the Parent Company recorded an income tax benefit of $4.1 million related to an entity classification election that was filed in the third quarter of 2023 with a January 2, 2023 effective date.

6. Stock Repurchase Program

During the year ended December 31, 2023, the Parent Company did not repurchase Class A common stock under the stock repurchase program. During the year ended December 31, 2022, the Parent Company repurchased 2,592,524 shares of Class A common stock, under this program for approximately $79.8 million, including commissions paid, at a weighted average price per share of $30.76, which is recorded as treasury stock on the Parent Company’s balance sheet. During the year ended December 31, 2022, the $79.8 million was concurrently funded by CWGS, LLC in exchange for the return of 2,592,524 common units in CWGS, LLC, which reduced the Parent Company’s ownership interest in CWGS, LLC. Class A common stock held as treasury stock is not considered outstanding. During the years ended December 31, 2023 and 2022, the Parent Company reissued 579,176 and 852,508 shares of Class A common stock, respectively, from treasury stock to settle the exercises of stock options, vesting of restricted stock units, and settlement of other equity-based awards under the Parent Company’s 2016 Incentive Award Plan. As of December 31, 2023, the remaining approved amount for repurchases of Class A common stock under the share repurchase program was approximately $120.2 million.

7. Statements of Cash Flows

Supplemental disclosures of cash flow information are as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cash paid (refunded) during the period for:
Interest	$—	$—	$—
Income taxes	(646)	47,601	87,588
Non-cash financing activities:
Par value of Class A common stock issued for redemption of common units in CWGS, LLC	20	1	47
Cost of treasury stock issued for vested restricted stock units	29,542	42,640	34,756
Cost of treasury stock issued for stock award to employee	—	—	19,586

Schedule II: Valuation and Qualifying Accounts

	Balance at	Additions	Charged	Charges	Balance
	Beginning	Charged to	to Other	Utilized	at End
(In Thousands)	of Period	Expense(1)	Accounts(2)	(Write-offs)	of Period
Accounts receivable allowance(3):
Year ended December 31, 2023	$4,222	$(954)	$14	$(304)	$2,978
Year ended December 31, 2022	4,711	$675	$297	$(1,461)	$4,222
Year ended December 31, 2021	3,393	1,568	74	(324)	4,711

(1)	Additions to allowance for credit losses are charged to expense.
(2)	Additions to returns allowances are credited against revenue.
(3)	Accounts receivable allowance includes the allowance for credit losses and the allowance for returns.

	Balance at	Additions	Charged	Charges	Balance
	Beginning	Charged to	to Other	Utilized	at End
(In Thousands)	of Period	Expense	Accounts	(Write-offs)	of Period
Noncurrent other assets allowance:
Year ended December 31, 2023	$37	$61	$—	$(37)	$61
Year ended December 31, 2022	42	(5)	—	—	37
Year ended December 31, 2021	—	42	—	—	42

		Tax Valuation	Tax Valuation
		Allowance	Allowance
	Balance at	Charged to	Credited to	Charged	Balance
	Beginning	Income Tax	Income Tax	to Other	at End
(In Thousands)	of Period	Provision	Provision	Accounts(1)	of Period
Valuation allowance for deferred tax assets:
Year ended December 31, 2023	$154,976	$—	$66,678	$10,038	$231,692
Year ended December 31, 2022	312,088	—	(164,257)	7,145	154,976
Year ended December 31, 2021	295,946	—	(2,234)	18,376	312,088
(1)	Amounts charged to additional paid-in capital relating to the outside basis in the investment in CWGS, LLC.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the "Exchange Act,") as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2023.

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

Our management has excluded from its assessment of internal control over financial reporting at December 31, 2023 the internal control over financial reporting of several of our recently acquired businesses in 2023, comprised of 18 dealerships (the “Excluded Acquisitions”). The Excluded Acquisitions constituted $149.2 million and $23.5 million of total assets and net assets, respectively, as of December 31, 2023, and $99.8 million and $8.1 million of revenues and pre-tax loss, respectively, for the year then ended.

Based on our assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

Our internal control over financial reporting as of December 31, 2023, has been audited by Deloitte & Touche LLP, the independent registered public accounting firm who has also audited our consolidated financial statements, as stated in their report which is included on page 147.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2023, we completed the process of incorporating the internal controls for the businesses we acquired in 2022, comprised of nine dealerships (the “2022 Excluded Acquisitions”), into our internal control over financial reporting and extending our Section 404 compliance program under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations under such Act to include the 2022 Excluded Acquisitions.

Except as otherwise described above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control performed during the fiscal quarter ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Camping World Holdings, Inc., and subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Camping World Holdings, Inc., and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 26, 2024, expressed an unqualified opinion on those financial statements.

As described in Management's Annual Report on Internal Control over Financial Reporting in Item 9A, management excluded from its assessment the internal control over financial reporting at the Company's recently acquired businesses in 2023, comprised of 18 dealerships (the "Excluded Acquisitions"). The Excluded Acquisitions constituted $149.2 million and $23.5 million of total assets and net assets, respectively, as of December 31, 2023. They represented $99.8 million of revenue and pre-tax loss of $8.1 million for the year ended December 31, 2023.

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

/s/ Deloitte & Touche LLP

Chicago, Illinois

February 26, 2024

ITEM 9B. Other Information

(a)	Not applicable
(b)	During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

In February 2024, our headquarters moved from 250 Parkway Drive, Suite 270, Lincolnshire, IL 60069 to 2 Marriott Drive, Lincolnshire, IL 60069. Any communications from stockholders, including recommendations of nominees to the Company’s board of directors, should be sent to our new headquarters at 2 Marriott Drive, Lincolnshire, IL 60069.

The information concerning our executive officers and directors in response to this item is contained above in part under the caption “Information About Our Executive Officers and Directors” at the end of Part I of this Form 10-K. Other Information required by this item will be included under the captions “Proposal 1: Election of Directors”, “Corporate Governance”, “Committees of the Board”, and, if applicable, “Delinquent Section 16(a) Reports” in our Proxy Statement for our 2024 Annual Meeting of Stockholders and, upon filing, is incorporated herein by reference.

ITEM 11. Executive Compensation

The information required by this item will be included under the captions “Executive Compensation”, ”Director Compensation”, “Compensation Committee Report”, and “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement for our 2024 Annual Meeting of Stockholders and, upon filing, is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information about our compensation plans under which our Class A common stock is authorized for issuance, as of December 31, 2023:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuances under equity compensation plans
Equity compensation plans approved by security holders(1)	2,067,065	$21.92	7,149,167
Equity compensation plans not approved by security holders	—	—	—
Total	2,067,065	$21.92	7,149,167

(1)	Includes awards granted and available to be granted under our 2016 Plan.

Other information required by this item with respect to security ownership of certain beneficial owners and management will be included under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our Proxy Statement for our 2024 Annual Meeting of Stockholders and, upon filing, is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included under the captions “Certain Relationships and Related Person Transactions” and “Corporate Governance—Director Independence” in our Proxy Statement for our 2024 Annual Meeting of Stockholders and, upon filing, is incorporated herein by reference.

ITEM 14. Principal Accountant Fees and Services

The information required by this item will be included under the caption “Independent Registered Public Accounting Firm Fees and Other Matters” in our Proxy Statement for our 2024 Annual Meeting of Stockholders and, upon filing, is incorporated herein by reference.

PART IV

ITEM 15. Exhibits, Financial Statements and Schedules

(a)(1) Financial Statements.

See the table of contents under “Item 8. Financial Statements and Supplementary Data” in Part II of this Form 10-K above for the list of financial statements filed as part of this report.

(a)(2) Financial Statement Schedules.

Schedule I: Condensed Financial Information of Registrant	138
Schedule II: Valuation and Qualifying Accounts	144

All other schedules have been omitted because they are not required or because the required information is given in the Consolidated Financial Statements or Notes thereto set forth above under “Item 8. Financial Statements and Supplementary Data” in Part II of this Form 10-K, beginning on page 85.

(a)(3) Exhibits.

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Camping World Holdings, Inc.	10-Q	001-37908	3.1	11/10/16
3.2	Amended and Restated Bylaws of Camping World Holdings, Inc.	8-K	001-37908	3.1	12/26/23
4.1	Specimen Stock Certificate evidencing the shares of Class A common stock	S-1/A	333-211977	4.1	9/13/16
4.2	Description of Capital Stock					*
10.1	Tax Receivable Agreement, dated October 6, 2016	10-K	001-37908	10.1	3/13/17
10.2	Voting Agreement, dated October 6, 2016	10-K	001-37908	10.2	3/13/17
10.3	Amended and Restated LLC Agreement of CWGS Enterprises, LLC, dated October 6, 2016	10-K	001-37908	10.3	3/13/17
10.4	Registration Rights Agreement, dated October 6, 2016	10-K	001-37908	10.4	3/13/17
10.5	Eighth Amended and Restated Credit Agreement, dated September 30, 2021, among FreedomRoads, LLC, as the company and a borrower, certain subsidiaries of FreedomRoads, LLC, as subsidiary borrowers, Bank of America, N.A., as administrative agent and letter of credit issuer, and the other lenders party thereto	8-K	001-37908	10.1	10/6/21

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.6	Credit Agreement, dated June 3, 2021, by and among CWGS Enterprises, LLC, as holdings, CWGS Group, LLC, as borrower, the lenders party thereto and Goldman Sachs Bank USA, as administrative agent	8-K	001-37908	10.1	6/8/21
10.7	Amendment No. 1 to Credit Agreement, dated December 20, 2021, by and among CWGS Enterprises, LLC, as holdings, CWGS Group, LLC, as borrower, the lenders party thereto and Goldman Sachs Bank USA, as administrative agent	8-K	001-37908	10.1	12/23/21
10.8	Credit Agreement, dated as of October 27, 2022, by and among certain subsidiaries of FRHP Lincolnshire, LLC, as Holdings, certain subsidiaries of Holdings, as Borrowers, CWGS Group, LLC as Guarantor, Manufacturers and Traders Trust Company, as Administrative Agent, and the Financial Institutions Party thereto, as Lenders	10-Q	001-37908	10.1	11/2/22
#10.9	Camping World Holdings, Inc. 2016 Incentive Award Plan	S-8	333-214040	4.4	10/11/16
#10.10	Camping World Holdings, Inc. Non-Employee Director Compensation Policy	10-Q	001-37908	10.1	5/4/22
#10.11	Camping World Holdings, Inc. Director Stock Ownership Policy	10-K	001-37908	10.21	3/13/17
#10.12	Camping World Holdings, Inc. Executive Stock Ownership Policy	10-K	001-37908	10.22	3/13/17
#10.13	Form of Employee Stock Option Agreement	S-1/A	333-211977	10.28	9/20/16
#10.14	Form of Employee Restricted Stock Unit Agreement	10-Q	001-37908	10.2	8/10/17
#10.15	Form of Director Restricted Stock Unit Agreement	10-Q	001-37908	10.3	8/10/17
#10.16	Form of Indemnification Agreement	S-1/A	333-211977	10.31	9/26/16
#10.17	Employment Agreement, dated June 10, 2016, by and between CWGS Enterprises, LLC, Camping World Holdings, Inc. and Marcus A. Lemonis	S-1/A	333-211977	10.12	9/20/16
#10.18	Employment Agreement between Camping World Holdings, Inc. and Brent L. Moody, dated May 3, 2021	10-Q	001-37908	10.1	5/5/21
#10.19	Employment Agreement with Karin L. Bell, dated July 1, 2020	10-Q	001-37908	10.2	8/6/20

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
#10.20	First Amendment to Employment Agreement with Karin L. Bell, dated June 1, 2022	10-Q	001-37908	10.1	8/3/22
#10.21	Employment Agreement, effective as of January 1, 2023 between Camping World Holdings, Inc., CWGS Enterprises, LLC and Matthew Wagner	10-K	001-37908	10.21	2/23/23
10.22	Amendment No. 1 to Tax Receivable Agreement, dated December 22, 2023					*
10.23	Amendment No. 1 to the Eighth Amended and Restated Credit Agreement, dated July 18, 2023, among FreedomRoads, LLC, as the company and a borrower, certain subsidiaries of FreedomRoads, LLC, as subsidiary borrowers, Bank of America, N.A., as administrative agent, and the lenders party thereto	8-K	001-37908	10.1	7/20/23
#10.23	Second Amendment to Employment Agreement with Karin L. Bell, dated July 13, 2023	10-Q	001-37908	10.2	8/2/23
#10.24	Employment Agreement, effective as of July 13, 2023 between Camping World Holdings, Inc., CWGS Enterprises, LLC and Thomas E. Kirn	10-Q	001-37908	10.3	8/2/23
#10.25	Employment Agreement, effective as of July 13, 2023 between Camping World Holdings, Inc., CWGS Enterprises, LLC and Lindsey Christen	10-Q	001-37908	10.4	8/2/23
21.1	List of Subsidiaries of Camping World Holdings, Inc.					*
23.1	Consent of Independent Registered Public Accounting Firm					*
24.1	Power of Attorney					*
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer					*
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer					*
32.1	Section 1350 Certification of Chief Executive Officer					**
32.2	Section 1350 Certification of Chief Financial Officer					**
97.1	Policy For Recovery of Erroneously Awarded Compensation					*

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
101.INS	Inline XBRL Instance Document – the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document					***
101.SCH	Inline XBRL Taxonomy Extension Schema Document					***
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					***
101.DEF	Inline XBRL Extension Definition Linkbase Document					***
101.LAB	Inline XBRL Taxonomy Label Linkbase Document					***
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					***
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					***

*	Filed herewith
**	Furnished herewith
***	Submitted electronically herewith
#	Indicates management contract or compensatory plan

ITEM 16. Form 10-K Summary

None

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ch 5
Camping World Holdings, Inc.

Date: February 26, 2024	By:	/s/ MARCUS A. LEMONIS
Marcus A. Lemonis Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities set forth opposite to their names and on the dates indicated.

Signature		Title	Date

/s/ MARCUS A. LEMONIS		Chairman, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2024
Marcus A. Lemonis

/s/ KARIN L. BELL		Chief Financial Officer (Principal Financial Officer)	February 26, 2024
Karin L. Bell

/s/ THOMAS E. KIRN		Chief Accounting Officer (Principal Accounting Officer)	February 26, 2024
Thomas E. Kirn

*		Director
Andris A. Baltins

*		Director
Brian P. Cassidy

*		Director
Mary J. George

*		Director
Michael W. Malone

*		President, Camping World Holdings, Inc. and Director
Brent L. Moody

*		Director
K. Dillon Schickli

*By:	/s/ MARCUS A. LEMONIS		February 26, 2024
Marcus A. Lemonis Attorney-in-fact