Form 10-Q
period 2024-03-31
Camping World Holdings, Inc.
filed 2024-05-03
CIK 1669779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of April 26, 2024, the registrant had 45,072,058 shares of Class A common stock, 39,466,964 shares of Class B common stock and one share of Class C common stock outstanding.

Camping World Holdings, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended March 31, 2024

BASIS OF PRESENTATION

As used in this Quarterly Report on Form 10-Q (this “Form 10-Q”), unless the context otherwise requires, references to:

●	“we,” “us,” “our,” “CWH,” the “Company,” “Camping World” and similar references refer to Camping World Holdings, Inc., and, unless referenced as “CWH” or otherwise stated, all of its subsidiaries, including CWGS Enterprises, LLC, which we refer to as “CWGS, LLC” and, unless otherwise stated, all of its subsidiaries.
●	"Active Customer" refers to a customer who has transacted with us in any of the eight most recently completed fiscal quarters prior to the date of measurement. Unless otherwise indicated, the date of measurement is March 31, 2024, our most recently completed fiscal quarter.
●	“Annual Report” refers to our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (“SEC”) on February 26, 2024.
●	“Continuing Equity Owners” refers collectively to ML Acquisition, funds controlled by Crestview Partners II GP, L.P. and the Former Profits Unit Holders and each of their permitted transferees that own common units in CWGS, LLC and who may redeem at each of their options their common units for, at our election (determined solely by our independent directors within the meaning of the rules of the New York Stock Exchange who are disinterested), cash or newly-issued shares of our Class A common stock. Direct exchanges of common units in CWGS, LLC by the Continuing Equity Owners with CWH for Class A common stock are included in the reference to “redemptions” in relation to common units in CWGS, LLC.
●	“Crestview” refers to Crestview Advisors, L.L.C., a registered investment adviser to private equity funds, including funds affiliated with Crestview Partners II GP, L.P.
●	“CWGS LLC Agreement” refers to CWGS, LLC’s amended and restated limited liability company agreement, as amended.
●	“Former Profits Unit Holders” refers collectively to Brent L. Moody and Karin L. Bell, who are executive officers; Andris A. Baltins and K. Dillon Schickli, who are members of our Board of Directors, and certain other current and former non-executive employees, former executive officers, and former directors, in each case, who held common units of CWGS, LLC pursuant to CWGS, LLC’s equity incentive plan that was in existence prior to our IPO and received common units of CWGS, LLC in exchange for their profits units in CWGS, LLC.
●	“ML Acquisition” refers to ML Acquisition Company, LLC, a Delaware limited liability company, indirectly controlled by our Chairman and Chief Executive Officer, Marcus A. Lemonis.
●	“ML RV Group” refers to ML RV Group, LLC, a Delaware limited liability company, wholly-owned by our Chairman and Chief Executive Officer, Marcus Lemonis.
●	“RV” refers to recreational vehicles.
●	“Tax Receivable Agreement” refers to the tax receivable agreement that the Company entered into with CWGS, LLC, each of the Continuing Equity Owners and Crestview Partners II GP, L.P. in connection with the Company’s IPO.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts contained in this Form 10-Q may be forward-looking statements. Statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, including, among others, statements regarding the timeline for and benefits of our restructuring activities; expected new store location openings and closures, including greenfield locations and acquired locations; the impact of COVID-19 on our business; sufficiency of our sources of liquidity and capital and potential need for additional financing; our stock repurchase program; future capital expenditures, including with respect to our expansion of dealerships through acquisition and construction, and debt service obligations; refinancing, retirement or exchange of outstanding debt; expectations regarding industry trends and consumer behavior and growth; expectations regarding the impact of our inventory on our gross margins; industry trends or forecasts predicted by us or third parties; our ability to capture positive industry trends and pursue growth; our product offerings and strategy; inventory management; volatility in sales and potential impact of miscalculating the demand for our products or our product mix; expectations regarding increase of certain expenses in connection with our growth; cost reduction initiatives and expected cost savings; enhancements of wages and benefits of employees; expectations regarding our pending litigation, and our plans related to dividend payments, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “can,” “continue,” “could,” “designed,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would” or the negative of these terms or other similar expressions. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including, but not limited to, the following:

●	general economic conditions in our markets, including inflation and interest rates, and ongoing economic and financial uncertainties;
●	the availability of financing to us and our customers;
●	fuel shortages, or high prices for fuel;
●	the well-being, as well as the continued popularity and reputation for quality, of our manufacturers;
●	trends in the RV industry;
●	changes in consumer preferences or our failure to gauge those preferences;
●	our strategic review of our Good Sam business and any potential resulting transaction;
●	competition in the market for services, protection plans, products and resources targeting the RV lifestyle or RV enthusiast;
●	our expansion into new, unfamiliar markets, businesses, or product lines or categories, as well as delays in opening or acquiring new RV dealership locations;
●	unforeseen expenses, difficulties, and delays frequently encountered in connection with expansion through acquisitions;
●	our failure to maintain the strength and value of our brands;

●	our ability to successfully order and manage our inventory to reflect consumer demand in a volatile market and anticipate changing consumer preferences and buying trends;
●	fluctuations in our same store revenue and whether such revenue will be a meaningful indicator of future performance;
●	the cyclical and seasonal nature of our business;
●	disruptions to or breaches of our or our third party providers’ information technology systems, including the February 2022 Cybersecurity Incident;
●	our ability to operate and expand our business and to respond to changing business and economic conditions, which depends on the availability of adequate capital;
●	the restrictive covenants imposed by our Senior Secured Credit Facilities and Floor Plan Facility;
●	risks related to COVID-19 and related impacts on our business;
●	our ability to execute and achieve the expected benefits of our restructuring activities or cost cutting initiatives and costs and impairment charges incurred in connection with these activities or initiatives may be materially higher than expected or anticipated;
●	our reliance on our fulfillment and distribution centers for our retail and e-commerce businesses;
●	the impact of ongoing class action lawsuits against us and certain of our officers and directors, as well as any potential future class action litigation;
●	natural disasters, whether or not caused by climate change, unusual weather conditions, epidemic outbreaks, terrorist acts and political events;
●	our dependence on our relationships with third party providers of services, protection plans, products and resources and a disruption of these relationships or of these providers’ operations;
●	any delays, new or increased tariffs, increased cost or quality control deficiencies in the importation of our products manufactured abroad;
●	whether third party lending institutions and insurance companies will continue to provide financing for RV purchases;
●	our ability to retain senior executives and attract and retain other qualified employees;
●	risks associated with leasing substantial amounts of space, including our inability to maintain the leases for our RV dealership locations or locate alternative sites for our stores in our target markets and on terms that are acceptable to us;
●	our private brand offerings exposing us to various risks;
●	our business being subject to numerous federal, state and local regulations;
●	changes in government policies and legislation;
●	our failure to comply with certain environmental regulations;
●	risks related to climate change and other environmental, social, and governance matters;

●	risks related to a failure in our e-commerce operations, security breaches and cybersecurity risks;
●	our inability to enforce our intellectual property rights and accusations of our infringement on the intellectual property rights of third parties;
●	our inability to maintain or upgrade our information technology systems or our inability to convert to alternate systems in an efficient and timely manner;
●	risk of product liability claims if people or property are harmed by the products we sell and other litigation risks;
●	risks related to our pending litigation;
●	risks associated with our private brand offerings;
●	possibility of future asset impairment charges for goodwill, intangible assets or other long-lived assets;
●	potential litigation relating to products we sell or sold;
●	Marcus Lemonis, through his beneficial ownership of our shares directly or indirectly held by ML Acquisition Company, LLC and ML RV Group, LLC, has substantial control over us including matters requiring approval by our stockholders;
●	the exemptions from certain corporate governance requirements that we qualify for, and rely on, due to the fact that we are a ‘‘controlled company’’ within the meaning of the New York Stock Exchange, or NYSE, listing requirements;
●	whether we are able to realize any tax benefits that may arise from our organizational structure and any redemptions of CWGS Enterprises, LLC common units for cash or stock;
●	other risks relating to our organizational structure and to ownership of shares of our Class A common stock; and
●	the other factors set forth under ‘‘Risk Factors’’ in Item 1A of Part I of our Annual Report, in Item 1A of Part II of this Form 10-Q, and in our other filings with the SEC.

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

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(In Thousands Except Per Share Amounts)

	March 31,	December 31,	March 31,
	2024	2023	2023
Assets
Current assets:
Cash and cash equivalents	$29,718	$39,647	$72,828
Contracts in transit	154,231	60,229	104,148
Accounts receivable, net	100,246	128,070	109,105
Inventories	2,077,592	2,042,949	1,980,106
Prepaid expenses and other assets	68,833	48,353	58,761
Assets held for sale	6,276	29,864	13,971
Total current assets	2,436,896	2,349,112	2,338,919

Property and equipment, net	878,956	834,426	751,287
Operating lease assets	768,903	740,052	729,958
Deferred tax assets, net	153,716	157,326	145,413
Intangible assets, net	12,998	13,717	15,381
Goodwill	735,680	711,222	622,545
Other assets	36,013	39,829	27,010
Total assets	$5,023,162	$4,845,684	$4,630,513
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$205,006	$133,516	$185,652
Accrued liabilities	148,674	149,096	172,428
Deferred revenues	95,854	92,366	94,166
Current portion of operating lease liabilities	60,663	63,695	61,421
Current portion of finance lease liabilities	19,014	17,133	5,590
Current portion of Tax Receivable Agreement liability	12,943	12,943	10,935
Current portion of long-term debt	25,651	22,121	26,969
Notes payable – floor plan, net	1,414,696	1,371,145	1,042,099
Other current liabilities	72,783	68,536	77,924
Liabilities related to assets held for sale	—	17,288	7,650
Total current liabilities	2,055,284	1,947,839	1,684,834

Operating lease liabilities, net of current portion	796,770	763,958	753,451
Finance lease liabilities, net of current portion	136,284	97,751	100,701
Tax Receivable Agreement liability, net of current portion	149,866	149,866	165,054
Revolving line of credit	31,885	20,885	20,885
Long-term debt, net of current portion	1,545,165	1,498,958	1,525,304
Deferred revenues	65,970	66,780	68,690
Other long-term liabilities	89,528	85,440	85,841
Total liabilities	4,870,752	4,631,477	4,404,760
Commitments and contingencies
Stockholders' equity:
Preferred stock, par value $0.01 per share – 20,000 shares authorized; none issued and outstanding	—	—	—
Class A common stock, par value $0.01 per share – 250,000 shares authorized; 49,571, 49,571 and 49,571 shares issued, respectively; 45,072, 45,020 and 44,467 shares outstanding, respectively	496	496	496
Class B common stock, par value $0.0001 per share – 75,000 shares authorized; 39,466, 39,466 and 39,466 shares issued, respectively; 39,466, 39,466 and 39,466 shares outstanding, respectively	4	4	4
Class C common stock, par value $0.0001 per share – 0.001 share authorized, issued and outstanding	—	—	—
Additional paid-in capital	98,828	98,280	114,017
Treasury stock, at cost; 4,499, 4,551, and 5,104 shares, respectively	(157,631)	(159,440)	(178,832)
Retained earnings	157,303	185,244	196,409
Total stockholders' equity attributable to Camping World Holdings, Inc.	99,000	124,584	132,094
Non-controlling interests	53,410	89,623	93,659
Total stockholders' equity	152,410	214,207	225,753
Total liabilities and stockholders' equity	$5,023,162	$4,845,684	$4,630,513

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(In Thousands Except Per Share Amounts)

	Three Months Ended
	March 31,
	2024	2023
Revenue:
Good Sam Services and Plans	$45,681	$46,367
RV and Outdoor Retail
New vehicles	656,086	646,752
Used vehicles	337,685	444,746
Products, service and other	177,894	207,661
Finance and insurance, net	135,454	129,772
Good Sam Club	11,217	11,582
Subtotal	1,318,336	1,440,513
Total revenue	1,364,017	1,486,880
Costs applicable to revenue (exclusive of depreciation and amortization shown separately below):
Good Sam Services and Plans	15,183	16,152
RV and Outdoor Retail
New vehicles	565,039	557,542
Used vehicles	278,533	341,947
Products, service and other	101,675	129,018
Good Sam Club	1,190	1,201
Subtotal	946,437	1,029,708
Total costs applicable to revenue	961,620	1,045,860
Operating expenses:
Selling, general, and administrative	371,473	365,726
Depreciation and amortization	19,290	14,637
Long-lived asset impairment	5,827	7,045
Loss (gain) on sale or disposal of assets	1,585	(4,987)
Total operating expenses	398,175	382,421
Income from operations	4,222	58,599
Other expense:
Floor plan interest expense	(27,882)	(20,810)
Other interest expense, net	(36,094)	(31,113)
Other expense, net	(94)	(1,500)
Total other expense	(64,070)	(53,423)
(Loss) income before income taxes	(59,848)	5,176
Income tax benefit (expense)	9,042	(273)
Net (loss) income	(50,806)	4,903
Less: net (loss) income attributable to non-controlling interests	28,499	(1,734)
Net (loss) income attributable to Camping World Holdings, Inc.	$(22,307)	$3,169

(Loss) earnings per share of Class A common stock:
Basic	$(0.50)	$0.07
Diluted	$(0.51)	$0.05
Weighted average shares of Class A common stock outstanding:
Basic	45,047	44,455
Diluted	85,092	84,717

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Stockholders' Equity

(In Thousands)

							Additional				Non-
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Paid-In	Treasury Stock		Retained	Controlling
	Shares	Amounts	Shares	Amounts	Shares	Amounts	Capital	Shares	Amounts	Earnings	Interest	Total
Balance at December 31, 2023	49,571	$496	39,466	$4	—	$—	$98,280	(4,551)	$(159,440)	$185,244	$89,623	$214,207
Equity-based compensation	—	—	—	—	—	—	2,751	—	—	—	2,446	5,197
Exercise of stock options	—	—	—	—	—	—	(30)	2	81	—	—	51
Non-controlling interest adjustment for capital contribution of proceeds from the exercise of stock options	—	—	—	—	—	—	(22)	—	—	—	22	—
Vesting of restricted stock units	—	—	—	—	—	—	(2,234)	74	2,595	—	(361)	—
Repurchases of Class A common stock for withholding taxes on vested RSUs	—	—	—	—	—	—	209	(24)	(867)	—	—	(658)
Distributions to holders of LLC common units	—	—	—	—	—	—	—	—	—	—	(9,947)	(9,947)
Dividends(1)	—	—	—	—	—	—	—	—	—	(5,634)	—	(5,634)
Non-controlling interest adjustment	—	—	—	—	—	—	(126)	—	—	—	126	—
Net loss	—	—	—	—	—	—	—	—	—	(22,307)	(28,499)	(50,806)
Balance at March 31, 2024	49,571	$496	39,466	$4	—	$—	$98,828	(4,499)	$(157,631)	$157,303	$53,410	$152,410

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Stockholders' Equity

(In Thousands)

							Additional				Non-
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Paid-In	Treasury Stock		Retained	Controlling
	Shares	Amounts	Shares	Amounts	Shares	Amounts	Capital	Shares	Amounts	Earnings	Interest	Total
Balance at December 31, 2022	47,571	$476	41,466	$4	—	—	$106,051	(5,130)	(179,732)	$221,031	$99,856	$247,686
Equity-based compensation	—	—	—	—	—	—	3,345	—	—	—	3,013	6,358
Exercise of stock options	—	—	—	—	—	—	(25)	2	66	—	—	41
Non-controlling interest adjustment for capital contribution of proceeds from the exercise of stock options	—	—	—	—	—	—	(17)	—	—	—	17	—
Vesting of restricted stock units	—	—	—	—	—	—	(1,104)	37	1,300	—	(196)	—
Repurchases of Class A common stock for withholding taxes on vested RSUs	—	—	—	—	—	—	128	(13)	(466)	—	—	(338)
Redemption of LLC common units for Class A common stock	2,000	20	(2,000)	—	—	—	9,673	—	—	—	(4,739)	4,954
Distributions to holders of LLC common units	—	—	—	—	—	—	—	—	—	—	(6,046)	(6,046)
Dividends(1)	—	—	—	—	—	—	—	—	—	(27,791)	—	(27,791)
Establishment of liabilities under the Tax Receivable Agreement and related changes to deferred tax assets associated with that liability	—	—	—	—	—	—	(4,014)	—	—	—	—	(4,014)
Non-controlling interest adjustment	—	—	—	—	—	—	(20)	—	—	—	20	—
Net income	—	—	—	—	—	—	—	—	—	3,169	1,734	4,903
Balance at March 31, 2023	49,571	$496	39,466	$4	—	$—	$114,017	(5,104)	$(178,832)	$196,409	$93,659	$225,753

(1)	The Company declared dividends per share of Class A common stock of $0.125 and $0.625 for the three months ended March 31, 2024 and 2023, respectively.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(In Thousands)

	Three Months Ended March 31,
	2024	2023
Operating activities
Net (loss) income	$(50,806)	$4,903

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,290	14,637
Equity-based compensation	5,197	6,358
Long-lived asset impairment	5,827	7,045
Loss (gain) on sale or disposal of assets	1,585	(4,987)
Provision for losses on accounts receivable	47	(414)
Non-cash lease expense	14,037	15,039
Accretion of original debt issuance discount	584	503
Non-cash interest	746	658
Deferred income taxes	3,610	4,126
Change in assets and liabilities, net of acquisitions:
Receivables and contracts in transit	(66,222)	(50,078)
Inventories	6,026	143,675
Prepaid expenses and other assets	(20,713)	7,961
Accounts payable and other accrued expenses	25,194	64,699
Deferred revenue	2,678	(3,086)
Operating lease liabilities	(14,440)	(14,609)
Other, net	(622)	2,787
Net cash (used in) provided by operating activities	(67,982)	199,217

Investing activities
Purchases of property and equipment	(25,927)	(25,314)
Proceeds from sale of property and equipment	143	183
Purchases of real property	(1,243)	(18,236)
Proceeds from the sale of real property	23,853	22,703
Purchases of businesses, net of cash acquired	(58,800)	—
Purchases of intangible assets	(119)	(23)
Proceeds from sale of intangible assets	2,595	—
Net cash used in investing activities	$(59,498)	$(20,687)

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(In Thousands)

	Three Months Ended March 31,
	2024	2023
Financing activities
Proceeds from long-term debt	$55,624	$59,227
Payments on long-term debt	(23,406)	(9,058)
Net proceeds (payments) on notes payable – floor plan, net	93,273	(249,822)
Borrowings on revolving line of credit	43,000	—
Payments on revolving line of credit	(32,000)	—
Payments on finance leases	(1,828)	(1,233)
Payments on sale-leaseback arrangement	(48)	(46)
Payment of debt issuance costs	(876)	(767)
Dividends on Class A common stock	(5,634)	(27,791)
Proceeds from exercise of stock options	51	41
RSU shares withheld for tax	(658)	(338)
Distributions to holders of LLC common units	(9,947)	(6,046)
Net cash provided by (used in) financing activities	117,551	(235,833)

Decrease in cash and cash equivalents	(9,929)	(57,303)
Cash and cash equivalents at beginning of the period	39,647	130,131
Cash and cash equivalents at end of the period	$29,718	$72,828

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2024

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

The condensed consolidated financial statements as of and for the three months ended March 31, 2024 and 2023 are unaudited. The condensed consolidated balance sheet as of December 31, 2023 has been derived from the audited financial statements at that date but does not include all of the disclosures required by GAAP. These interim condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 26, 2024. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.

CWH has sole voting power in and control of the management of CWGS, LLC (see Note 15 — Stockholders’ Equity). CWH’s position as sole managing member of CWGS, LLC includes periods where CWH held a minority economic interest in CWGS, LLC. As of March 31, 2024, December 31, 2023, and March 31, 2023, CWH owned 53.0%, 52.9%, and 52.6%, respectively, of CWGS, LLC. Accordingly, the Company consolidates the financial results of CWGS, LLC and reports a non-controlling interest in its condensed consolidated financial statements.

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

Recently Adopted Accounting Pronouncements

In March 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-01, Leases (Topic 842): Common Control Arrangements. For public companies, this standard requires the amortization of leasehold improvements associated with common control leases over the useful life to the common control group. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023, with early adoption permitted. The Company’s adoption of the provisions of this ASU as of January 1, 2023 did not materially impact on the Company’s condensed consolidated financial statements.

In August 2023, the FASB issued ASU 2023-05, Business Combinations―Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement. This ASU requires joint ventures to recognize a new basis of accounting for contributed net assets as of the formation date, to measure the contributed identifiable net assets at fair value on the formation date using the business combination guidance in ASC 805-20 (with certain exceptions) regardless of whether an investor contributes a business, to measure the net assets’ fair value based on 100% of the joint venture’s equity immediately following formation, to record goodwill (or an equity adjustment, if negative) for the difference between the fair value of the joint venture’s equity and its net assets and to provide disclosures about the nature and financial effect of the formation transaction. The standard is effective prospectively for all joint venture formations with a formation date on or after January 1, 2025, with early adoption permitted. Additionally, for joint ventures that were formed before January 1, 2025, the Company may elect to apply the standard retrospectively. The Company’s early adoption of the provisions of this ASU as of January 1, 2023 did not materially impact on the Company’s condensed consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU requires public entities to disclose significant segment expenses that are regularly provided to the chief operating decision maker (CODM) and included within each reported measure of segment profit or loss. The title and position of the CODM must be disclosed with an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. If the CODM uses more than one measure of a segment’s profit or loss in assessing segment performance, and deciding how to allocate resources, an entity may report one or more of those additional measures of segment profit. Additionally, public entities must disclose an amount for “other segment items” by reportable segment representing the difference between segment revenue less the significant expenses disclosed and each reported measure of segment profit or loss, and a description of its composition. Moreover, all annual disclosures about a reportable segment's profit or loss and assets are to be presented in interim periods. The standard should be applied retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant expense categories identified and disclosed in the period of adoption. The standard is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted the provisions of this ASU as of January 1, 2024, with respect to the annual disclosures beginning with the year ending December 31, 2024 and interim disclosures beginning with the three months ending March 31, 2025, including the presentation of the comparable prior periods. The adoption of this ASU will result in additional segment reporting disclosures and does not otherwise have a material impact on the Company’s condensed consolidated financial statements.

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires that public business entities on an annual basis disclose (1) consistent categories and greater disaggregation of information in the rate reconciliation, and (2) income taxes paid disaggregated by jurisdiction. The standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact that the adoption of the provisions of the ASU will have on its condensed consolidated financial statements.

2. Revenue

Contract Assets

As of March 31, 2024, December 31, 2023, and March 31, 2023 contract assets of $13.4 million, $16.1 million and $17.4 million, respectively, relating to RV service revenues, were included in accounts receivable in the accompanying condensed consolidated balance sheets.

Deferred Revenues

The Company records deferred revenues when cash payments are received or due in advance of the Company’s performance, net of estimated refunds that are presented separately as a component of accrued liabilities. For the three months ended March 31, 2024, the Company estimates approximately $31.7 million of revenues recognized were included in the deferred revenue balance at the beginning of the period. These estimates consider factors including, but not limited to, average service term, cash received for the period, cancellations, contract extensions, and upgrades.

As of March 31, 2024, the Company had unsatisfied performance obligations primarily relating to plans for its roadside assistance, Good Sam Club memberships and loyalty point program, Coast to Coast memberships, the annual campground guide, and magazine publication revenue streams. The total unsatisfied performance obligations for these revenue streams at March 31, 2024 and the periods during which the Company expects to recognize the amounts as revenue are presented as follows (in thousands):

As of
March 31, 2024
2024	$79,930
2025	41,666
2026	20,872
2027	10,723
2028	5,247
Thereafter	3,386
Total	$161,824

3. Inventories and Floor Plan Payables

Inventories consisted of the following (in thousands):

	March 31,	December 31,	March 31,
	2024	2023	2023
Good Sam services and plans	$392	$452	$530
New RVs	1,469,193	1,378,403	1,219,889
Used RVs	389,810	464,833	510,689
Products, parts, accessories and other	218,197	199,261	248,998
	$2,077,592	$2,042,949	$1,980,106

Substantially all of the Company’s new RV inventory and certain of its used RV inventory, included in the RV and Outdoor Retail segment, is financed by a floor plan credit agreement (“Floor Plan Facility”) with a syndication of banks (“Floor Plan Lenders”).

As of March 31, 2024, December 31, 2023, and March 31, 2023, the applicable interest rate for the floor plan notes payable under the Floor Plan Facility was 7.87%, 7.28%, and 6.63%, respectively. As of March 31, 2024, December 31, 2023, and March 31, 2023, the applicable interest rate for revolving line of credit borrowings under the Floor Plan Facility was 7.62%, 7.63%, and 6.83%, respectively. Additionally, under the Floor Plan Facility, the revolving line of credit borrowings are limited by a borrowing base calculation, which did not limit the borrowing capacity at March 31, 2024, December 31, 2023, and March 31, 2023.

Management has determined that the credit agreement governing the Floor Plan Facility includes subjective acceleration clauses, which could impact debt classification. Management believes that no events have occurred at March 31, 2024 that would trigger a subjective acceleration clause. Additionally, the credit agreement governing the Floor Plan Facility contains certain financial covenants. FreedomRoads, LLC was in compliance with all financial debt covenants at March 31, 2024, December 31, 2023, and March 31, 2023.

The following table details the outstanding amounts and available borrowings under the Floor Plan Facility as of March 31, 2024 and December 31, 2023, and March 31, 2023 (in thousands):

	March 31,	December 31,	March 31,
	2024	2023	2023
Floor Plan Facility
Notes payable - floor plan:
Total commitment	$1,850,000	$1,850,000	$1,700,000
Less: borrowings, net of FLAIR offset account	(1,414,696)	(1,371,145)	(1,042,099)
Less: FLAIR offset account(1)	(147,654)	(145,047)	(223,899)
Additional borrowing capacity	287,650	333,808	434,002
Less: short-term payable for sold inventory(2)	(91,299)	(41,577)	(61,520)
Less: purchase commitments(3)	(31,551)	(27,420)	(22,991)
Unencumbered borrowing capacity	$164,800	$264,811	$349,491

Revolving line of credit:	$70,000	$70,000	$70,000
Less: borrowings	(31,885)	(20,885)	(20,885)
Additional borrowing capacity	$38,115	$49,115	$49,115

Letters of credit:
Total commitment	$30,000	$30,000	$30,000
Less: outstanding letters of credit	(12,300)	(12,300)	(11,371)
Additional letters of credit capacity	$17,700	$17,700	$18,629

(1)	Flooring line aggregate interest reduction (“FLAIR”) offset account that allows the Company to transfer cash to the Floor Plan Lenders as an offset to the payables under the Floor Plan Facility. The FLAIR offset account does not reduce the outstanding amount of loans under the Floor Plan Facility for purposes of determining the unencumbered borrowing capacity under the Floor Plan Facility.
(2)	The short-term payable represents the amount due for sold inventory. A payment for any floor plan units sold is due within three to ten business days of sale. Due to the short-term nature of these payables, the Company reclassifies the amounts from notes payable‒floor plan, net to accounts payable in the condensed consolidated balance sheets. Changes in the vehicle floor plan payable are reported as cash flows from financing activities in the condensed consolidated statements of cash flows.
(3)	Purchase commitments represent vehicles approved for floor plan financing where the inventory has not yet been received by the Company from the supplier and no floor plan borrowing is outstanding.

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

As of March 31, 2024, the total restructuring costs associated with the Active Sports Restructuring were $6.2 million. The breakdown of these restructuring costs is as follows:

●	one-time employee termination benefits relating to the specialty retail store and distribution center closures of $0.2 million;
●	incremental inventory reserve charges of $4.3 million;
●	lease termination charges of $0.4 million; and
●	other associated costs of $1.3 million.

The following table details the costs incurred during the three months ended March 31, 2024 and 2023 associated with the Active Sports Restructuring (in thousands):

	Three Months Ended March 31,
	2024	2023
Active Sports Restructuring costs:
Other associated costs(1)	$260	$—
Total Active Sports Restructuring costs	$260	$—

(1)	Other associated costs primarily represent lease and other operating expenses incurred during the post-close wind-down period for the Active Sports Restructuring for the periods presented and were included primarily in selling, general, and administrative expenses in the condensed consolidated statements of operations.

The following table details changes in the restructuring accrual associated with the Active Sports Restructuring (in thousands):

	One-time	Other
	Termination	Associated
	Benefits	Costs (1)	Total
Balance at March 31, 2023	$—	$—	$—
Charged to expense	193	1,003	1,196
Paid or otherwise settled	(193)	(1,003)	(1,196)
Balance at December 31, 2023	—	—	—
Charged to expense	—	260	260
Paid or otherwise settled	—	(260)	(260)
Balance at March 31, 2024	$—	$—	$—

(1)	Other associated costs primarily represent labor, lease and other operating expenses incurred during the post-close wind-down period for the specialty retail location and distribution centers related to the Active Sports Restructuring.

Long-Lived Asset Impairment

During the three months ended March 31, 2023, the Company recorded an impairment charge totaling $6.6 million related to the Active Sports Restructuring, of which $4.5 million related to intangible assets, and $2.1 million related to other long-lived asset categories.

Additionally, during the three months ended March 31, 2024 and March 31, 2023, the Company had indicators of impairment of the long-lived assets for certain locations, which were unrelated to the Active Sports Restructuring. Such indicators primarily included decreases in market rental rates or market value of real property for closed locations, or based on the Company’s review of location performance in the normal course of business. As a result of updating certain assumptions in the long-lived asset impairment analysis for these locations, the Company determined that the fair value of certain long-lived assets were below their carrying value and were impaired.

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

The following table details long-lived asset impairment charges by type of long-lived asset and by restructuring activity, all of which relate to the RV and Outdoor Retail segment (in thousands):

	Three Months Ended March 31,
	2024	2023
Long-lived asset impairment charges by type of long-lived asset:
Leasehold improvements	$2,285	$740
Operating lease right of use assets	1,290	—
Building and improvements	2,252	—
Furniture and equipment	—	329
Software	—	1,362
Construction in progress and software in development	—	113
Intangible assets	—	4,501
Total long-lived asset impairment charges	$5,827	$7,045

Long-lived asset impairment charges by restructuring activity:
Active Sports Restructuring	$—	$6,648
Unrelated to restructuring activities	5,827	397
Total long-lived asset impairment charges	$5,827	$7,045

5. Assets Held for Sale

As of March 31, 2024, December 31, 2023, and March 31, 2023, three, five, and two RV and Outdoor Retail segment properties, respectively, met the criteria to be classified as held for sale. Additionally, as of December 31, 2023 and March 31, 2023, certain of these properties had associated secured borrowings under the Company’s Real Estate Facilities (see Note 7 — Long-Term Debt for definition and further details).

The following table presents the components of assets held for sale and liabilities related to assets held for sale at March 31, 2024, December 31, 2023, and March 31, 2023 (in thousands):

	March 31,	December 31,	March 31,
	2024	2023	2023
Assets held for sale:
Property and equipment, net	$6,276	$29,864	$13,971
	$6,276	$29,864	$13,971
Liabilities related to assets held for sale:
Current portion of long-term debt	$—	$864	$788
Long-term debt, net of current portion	—	16,424	6,862
	$—	$17,288	$7,650

6. Goodwill and Intangible Assets

Goodwill

The following table presents a summary of changes in the Company’s goodwill by segment for the three months ended March 31, 2024 and 2023 (in thousands):

	Good Sam
	Services and	RV and
	Plans	Outdoor Retail	Consolidated
Balance at December 31, 2022 (excluding impairment charges)	$71,118	$793,142	$864,260
Accumulated impairment charges	(46,884)	(194,953)	(241,837)
Balance at December 31, 2022	24,234	598,189	622,423
Acquisitions	—	122	122
Balance at March 31, 2023	24,234	598,311	622,545
Acquisitions	—	88,677	88,677
Balance at December 31, 2023	24,234	686,988	711,222
Acquisitions	—	24,458	24,458
Balance at March 31, 2024	$24,234	$711,446	$735,680

Intangible Assets

Finite-lived intangible assets and related accumulated amortization consisted of the following at March 31, 2024, December 31, 2023 and March 31, 2023 (in thousands):

	March 31, 2024
	Cost or	Accumulated
	Fair Value	Amortization	Net
Good Sam Services and Plans:
Membership, customer lists and other	$9,740	(9,316)	$424
Trademarks and trade names	2,132	(273)	1,859
Websites	3,050	(1,227)	1,823
RV and Outdoor Retail:
Customer lists, domain names and other	5,543	(3,439)	2,104
Supplier lists	1,696	(1,187)	509
Trademarks and trade names	27,251	(21,725)	5,526
Websites	6,344	(5,591)	753
	$55,756	$(42,758)	$12,998

	December 31, 2023
	Cost or	Accumulated
	Fair Value	Amortization	Net
Good Sam Services and Plans:
Membership, customer lists and other	$9,640	$(9,246)	$394
Trademarks and trade names	2,132	(238)	1,894
Websites	3,050	(1,118)	1,932
RV and Outdoor Retail:
Customer lists and domain names	5,543	(3,269)	2,274
Supplier lists	1,696	(1,102)	594
Trademarks and trade names	27,251	(21,390)	5,861
Websites	6,325	(5,557)	768
	$55,637	$(41,920)	$13,717

	March 31, 2023
	Cost or	Accumulated
	Fair Value	Amortization	Net
Good Sam Services and Plans:
Membership, customer lists and other	$9,640	$(9,040)	$600
Trademarks and trade names	2,132	(130)	2,002
Websites	3,050	(792)	2,258
RV and Outdoor Retail:
Customer lists and domain names	4,872	(3,025)	1,847
Supplier lists	1,696	(824)	872
Trademarks and trade names	27,251	(20,049)	7,202
Websites	6,085	(5,485)	600
	$54,726	$(39,345)	$15,381

7. Long-Term Debt

Outstanding long-term debt consisted of the following (in thousands):

	March 31,	December 31,	March 31,
	2024	2023	2023
Term Loan Facility (1)	$1,343,580	$1,346,229	$1,354,221
Real Estate Facilities (2)	219,068	166,604	194,802
Other Long-Term Debt	8,168	8,246	3,250
Subtotal	1,570,816	1,521,079	1,552,273
Less: current portion	(25,651)	(22,121)	(26,969)
Total	$1,545,165	$1,498,958	$1,525,304

(1)	Net of $11.4 million, $12.0 million, and $13.7 million of original issue discount at March 31, 2024, December 31, 2023, and March 31, 2023, respectively, and $4.4 million, $4.7 million, and $5.5 million of finance costs at March 31, 2024, December 31, 2023, and March 31, 2023, respectively.
(2)	Net of $3.9 million, $3.3 million, and $3.9 million of finance costs at March 31, 2024, December 31, 2023, and March 31, 2023, respectively.

Senior Secured Credit Facilities

As of March 31, 2024, December 31, 2023, and March 31, 2023, CWGS Group, LLC (the “Borrower”), a wholly-owned subsidiary of CWGS, LLC, was party to a credit agreement (the “Credit Agreement”) for a term loan facility (the “Term Loan Facility”) and a revolving credit facility (the “Revolving Credit Facility” and collectively the “Senior Secured Credit Facilities”).

The following table details the outstanding amounts and available borrowings under the Senior Secured Credit Facilities as of (in thousands):

	March 31,	December 31,	March 31,
	2024	2023	2023
Senior Secured Credit Facilities:
Term Loan Facility:
Principal amount of borrowings	$1,400,000	$1,400,000	$1,400,000
Less: cumulative principal payments	(40,538)	(37,034)	(26,523)
Less: unamortized original issue discount	(11,433)	(12,016)	(13,721)
Less: unamortized finance costs	(4,449)	(4,721)	(5,535)
	1,343,580	1,346,229	1,354,221
Less: current portion	(14,015)	(14,015)	(14,015)
Long-term debt, net of current portion	$1,329,565	$1,332,214	$1,340,206
Revolving Credit Facility:
Total commitment	$65,000	$65,000	$65,000
Less: outstanding letters of credit	(4,930)	(4,930)	(4,930)
Less: total net leverage ratio borrowing limitation	(37,320)	(37,320)	—
Additional borrowing capacity	$22,750	$22,750	$60,070

As of March 31, 2024, December 31, 2023, and March 31, 2023, the average interest rate on the Term Loan Facility was 7.94%, 7.97%, and 7.20%, respectively, and the effective interest rate was 8.18%, 8.21%, and 7.44%, respectively.

Management has determined that the Senior Secured Credit Facilities include subjective acceleration clauses, which could impact debt classification. Management believes that no events have occurred at March 31, 2024 that would trigger a subjective acceleration clause.

The Credit Agreement requires the Borrower and its subsidiaries to comply on a quarterly basis with a maximum Total Net Leverage Ratio (as defined in the Credit Agreement), which covenant is in effect only if, as of the end of each calendar quarter, the aggregate amount of borrowings under the revolving credit facility, letters of credit and unreimbursed letter of credit disbursements outstanding at such time is greater than 35% of the total commitment on the Revolving Credit Facility (excluding (i) up to $15.0 million attributable to any outstanding undrawn letters of credit and (ii) any cash collateralized or backstopped letters of credit), as defined in the Credit Agreement. As of March 31, 2024, the Company was not subject to this covenant as borrowings under the Revolving Credit Facility did not exceed the 35% threshold, however the Company’s borrowing capacity was reduced by $37.3 million in light of this covenant. The Company was in compliance with all applicable financial debt covenants at March 31, 2024, December 31, 2023, and March 31, 2023.

Real Estate Facilities

As of March 31, 2024, December 31, 2023, and March 31, 2023, subsidiaries of FRHP Lincolnshire, LLC (“FRHP”), an indirect wholly-owned subsidiary of CWGS, LLC, were parties to a credit agreement with a syndication of banks for a real estate credit facility (the “M&T Real Estate Facility”). During the three months ended March 31, 2024 and 2023, FRHP borrowed an additional $55.6 million and $59.2 million, respectively, under the M&T Real Estate Facility. During the three months ended March 31, 2024, FRHP repaid $15.6 million in conjunction with a sale-leaseback transaction of two properties secured under the M&T Real Estate Facility. Additionally, during the three months ended March 31, 2024, FRHP repaid $1.7 million of the M&T Real Estate Facility relating to a separate property of which a portion of that property was sold.

As of March 31, 2024, December 31, 2023, and March 31, 2023, Camping World Property, LLC, successor by conversion to Camping World Property, Inc. (the ‘‘Real Estate Borrower’’), an indirect wholly-owned subsidiary of CWGS, LLC, and CIBC Bank USA (“Lender”), were parties to loan and security agreements for real estate credit facilities ((as amended from time to time, the “First CIBC Real Estate Facility”, the “Second CIBC Real Estate Facility”, and the “Third CIBC Real Estate Facility”, respectively, and collectively the “CIBC Real Estate Facilities”) and together with the M&T Real Estate Facility, the “Real Estate Facilities”). In June 2023, the Real Estate Borrower sold one property located in Franklin, Kentucky, which was secured by the Second CIBC Real Estate Facility. As part of the settlement of the property sale, the outstanding balance of the Second CIBC Real Estate Facility of $7.4 million was repaid and terminated by the Real Estate Borrower.

The following table shows a summary of the outstanding balances, remaining available borrowings, and weighted average interest rate under the M&T Real Estate Facility and the CIBC Real Estate Facilities (collectively the “Real Estate Facilities”) at March 31, 2024:

	As of March 31, 2024
	Principal	Remaining		Wtd. Average
(In thousands)	Outstanding(1)	Available(2)		Interest Rate
Real Estate Facilities
M&T Real Estate Facility	$206,549	$7,390	(3)	7.63%
First CIBC Real Estate Facility	3,585	—		8.33%
Third CIBC Real Estate Facility	8,934	—		8.08%
	$219,068	$7,390
(1)	Outstanding principal amounts are net of unamortized finance costs.
(2)	Amounts cannot be reborrowed.
(3)	Additional borrowings on the M&T Real Estate Facility are subject to a debt service coverage ratio covenant and to the property collateral requirements under the M&T Real Estate Facility.

Management has determined that the credit agreements governing the Real Estate Facilities include subjective acceleration clauses, which could impact debt classification. Management believes that no events have occurred at March 31, 2024 that would trigger a subjective acceleration clause. Additionally, the Real Estate Facilities are subject to certain cross default provisions, a debt service coverage ratio, and other customary covenants. The Company was in compliance with all financial debt covenants at March 31, 2024, December 31, 2023, and March 31, 2023.

Other Long-Term Debt

As of March 31, 2024, the outstanding principal balance of other long-term debt was $8.2 million with a weighted average interest rate of 4.27%.

8. Lease Obligations

The following table presents certain information related to the costs for leases where the Company is the lessee (in thousands):

	Three Months Ended March 31,
	2024	2023
Operating lease cost	$29,190	$29,205
Finance lease cost:
Amortization of finance lease assets	2,860	(2,813)
Interest on finance lease liabilities	2,466	1,399
Short-term lease cost	377	514
Variable lease cost	5,329	6,289
Sublease income	(654)	(657)
Net lease costs	$39,568	$33,937

As of March 31, 2024, December 31, 2023, and March 31, 2023, finance lease assets of $139.8 million, $100.4 million, and $93.6 million, respectively, were included in property and equipment, net in the accompanying condensed consolidated balance sheets.

The following table presents supplemental cash flow information related to leases (in thousands):

	Three Months Ended March 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$29,588	$28,774
Operating cash flows for finance leases	2,466	1,395
Financing cash flows for finance leases	1,829	1,233
Lease assets obtained in exchange for lease liabilities:
New, remeasured and terminated operating leases	44,183	2,693
New, remeasured and terminated finance leases	42,228	7,700

During the three months ended March 31, 2024, the Company entered into sale-leaseback transactions for two properties associated with store locations in the RV and Outdoor Retail segment. The Company received consideration of $23.5 million of cash and recorded a gain of $0.1 million that is included in loss (gain) on sale or disposal of assets in the condensed consolidated statements of income for the three months ended March 31, 2024. The Company entered into a 20-year lease agreement as the lessee with each buyer of the properties.

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

	Fair Value	March 31, 2024		December 31, 2023		March 31, 2023
($ in thousands)	Measurement	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Term Loan Facility	Level 2	$1,343,580	$1,322,077	$1,346,229	$1,328,892	$1,354,221	$1,387,212
Floor Plan Facility Revolving Line of Credit	Level 2	31,885	33,134	20,885	21,732	20,885	21,213
Real Estate Facilities(1)	Level 2	219,068	230,710	183,892	195,029	202,452	211,085
Other Long-Term Debt	Level 2	8,168	6,708	8,246	6,702	3,250	2,945

(1)	The carrying value of Real Estate Facilities at December 31, 2023 and March 31, 2023, include $17.3 million and $7.7 million, respectively, reported as liabilities related to assets held for sale in the condensed consolidated balance sheet.

10. Commitments and Contingencies

Litigation

Weissmann Complaint

On June 22, 2021, FreedomRoads Holding Company, LLC (“FR Holdco”), an indirect wholly-owned subsidiary of CWGS, LLC, filed a one-count complaint captioned FreedomRoads Holding Company, LLC v. Steve Weissmann in the Circuit Court of Cook County, Illinois against Steve Weissmann (“Weissmann”) for breach of contractual obligation under note guarantee (the “Note”) (the “Weissmann Complaint”). On October 8, 2021, Weissmann brought a counterclaim against FR Holdco and third-party defendants Marcus Lemonis, NBCUniversal Media, LLC, the Consumer National Broadcasting Company, Camping World, Inc. (“CW”), and Machete Productions (“Machete”) (the “Weissmann Counterclaim”), in which he alleges claims in connection with the Note and his appearance on the reality television show The Profit. Weissmann alleges the following causes of action against FR Holdco and all third-party defendants, including CW: (i) fraud; (ii) fraud in the inducement; (iii) fraudulent concealment; (iv) breach of fiduciary duty; (v) defamation; (vi) defamation per se; (vii) false light; (viii) intentional infliction of emotional distress; (ix) negligence; (x) unjust enrichment; and (xi) RICO § 1962. Weissmann seeks costs and damages in an amount to be proven at trial but no less than the amount in the Note (approximately $2.5 million); in connection with his RICO claim, Weissmann asserts he is entitled to damages in the amount of three times the Note. On February 18, 2022, NBCUniversal, CNBC, and Machete filed a motion to compel arbitration (the “NBC Arbitration Motion”). On May 5, 2022, an agreed order was filed staying the litigation in favor of arbitration. On May 31, 2022, FR Holdco filed an arbitration demand against Weissmann for collection on the Note. Weissmann filed his response and counterclaims, and third-party claims against FR Holdco, CW, Marcus Lemonis, NBCUniversal, and Machete on July 7, 2022. On or about July 21, 2022, FR Holdco and the other respondents filed their responses and affirmative defenses. On March 11, 2024, FR Holdco’s arbitration demand and the Weissmann arbitration demand were tried before a single arbitrator pursuant to the JAMS streamlined arbitration rules in a confidential arbitration hearing. On April 23, 2024, the post-hearing briefing concluded and a decision is expected within thirty (30) days of that date.

Tumbleweed Complaint

On November 10, 2021, Tumbleweed Tiny House Company, Inc. (“Tumbleweed”) filed a complaint against FR Holdco, CW, Marcus Lemonis, NBCUniversal Media, LLC, and Machete Productions in which Tumbleweed alleges claims in connection with the Note and its appearance on the reality television show The Profit (the “Tumbleweed Complaint”), seeking primarily monetary damages. Tumbleweed alleges the following claims against the defendants, including FR Holdco and CW: (i) fraud; (ii) false promise; (iii) breach of fiduciary duty (and aiding and abetting the same); (iv) breach of contract; (v) breach of oral contract; (vi) tortious interference with prospective economic advantage; (vii) fraud in the inducement; (viii) negligent misrepresentation; (ix) fraudulent concealment; (x) conspiracy; (xi) unlawful business practices; (xii) defamation; and (xiii) declaratory judgment. On April 21, 2022, the Court granted a motion to compel arbitration filed by NBCUniversal and joined by all defendants, including FR Holdco, CW, and Marcus Lemonis, compelling Tumbleweed’s claims to arbitration. Tumbleweed served its arbitration demand on FR Holdco, CW, and Marcus Lemonis on May 17, 2022. FR Holdco, CW, and Marcus Lemonis filed responses and affirmative defenses on May 31, 2022. On July 20, 2022, pursuant to the JAMS streamlined arbitration rules, the Tumbleweed Complaint was consolidated together with the Weissmann Complaint. The parties have exchanged discovery. On March 11, 2024, FR Holdco’s arbitration demand and the Weissman arbitration demand were tried before a single arbitrator pursuant to the JAMS streamlined arbitration rules in a confidential arbitration hearing. On April 23, 2024, the post-hearing briefing concluded and a decision is expected within thirty (30) days of that date.

Precise Complaint

On May 3, 2022, Lynn E. Feldman, Esquire, in her capacity as the Chapter 7 Trustee (the “Trustee”) for the Estate of Precise Graphix, LLC (the “Precise Estate”) filed a complaint against NBCUniversal Media, LLC, Machete Corporation, and CW in which the Trustee alleges claims on behalf of the Precise Estate in connection with its appearance on The Profit and subsequent commercial relationship with CW (the “Precise Complaint”), seeking primarily monetary damages from CW. The Trustee alleges the following claims against defendants, including CW: (i) fraud; (ii) false promise; (iii) breach of fiduciary duty; (iv) breach of contract; (v) breach of oral contract; (vi) fraud in the inducement; (vii) negligent misrepresentation; (viii) fraudulent concealment; (ix) conspiracy; (x) unlawful business practices in violation of California Business and Professions Code §17200; (xi) aiding and abetting; (xii) breach of fiduciary duty; and (xiii) declaratory judgment. The Trustee did not serve the Precise Complaint on CW. On July 3, 2022, the Precise Estate filed its arbitration demand against CW, NBCUniversal, and Machete alleging substantially similar claims as the Precise Complaint. On April 4, 2023, the Precise Estate’s arbitration demand was tried before a single arbitrator pursuant to the JAMS streamlined arbitration rules in a confidential arbitration hearing. On May 31, 2023, the Arbitration was concluded and an award was entered by the Arbitrator against the Precise Estate in the amount of $7.1 million (the “Final Award”), of which CW would be entitled to $3.7 million. On June 13, 2023, the Trustee filed a notice of appeal of the Final Award with JAMS. On June 29, 2023, CW advanced the Trustee’s portion of the fee required by JAMS to advance the appeal. On July 5, 2023, CW filed an application in the United States Bankruptcy Court for the Eastern District of Pennsylvania (the “USBC”) seeking an order, inter alia, allowing the JAMS fee as an administrative expense of the Precise Estate. On July 14, 2023, the Trustee and respondents, including CW, filed a stipulation and agreed order (the “Stipulation”) as follows: (1) upon approval and entry of the Stipulation, CW’s claim for $3,500 shall be allowed and reimbursed; (2) the Trustee will notify JAMS that she is irrevocably withdrawing and ending her pending appeal of the Final Award; and (3) the Trustee will not dispute the amount of the Final Award. On July 17, 2023, the USBC entered the Stipulation as an order, which became final upon the expiration of the ten (10) day appeal period. Precise withdrew its appeal and on August 14, 2023 JAMS closed the arbitration. On September 25, 2023, the Superior Court of the State of California, upon motion by defendants, confirmed the arbitration award. On October 6, 2023, defendants filed an application in the matter of In re: Precise Graphix, LLC, pending in the United States Bankruptcy Court for the Eastern District of Pennsylvania (the “Bankruptcy Court”) seeking to have the fee award deemed an administrative expense in the Precise Estate. On April 4, 2024, the Trustee, CW, and the Precise Estate entered into a settlement agreement which provides for, among other things, an allowed claim against the Precise Estate in favor of CW in the amount of $3.7 million, a portion of which is payable upon the entry of a final order of the Bankruptcy Estate approving the settlement agreement and mutual releases from the parties (the “Settlement Agreement”). On April 7, 2024, the Trustee filed a motion seeking approval of the Settlement Agreement.

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

Financial Assurances

In the normal course of business, the Company obtains standby letters of credit and surety bonds from financial institutions and other third parties. These instruments guarantee the Company’s future performance and provide third parties with financial and performance assurance in the event that the Company does not perform. These instruments support a wide variety of the Company’s business activities. As of March 31, 2024, December 31, 2023, and March 31, 2023, outstanding standby letters of credit issued through our Floor Plan Facility were $12.3 million, $12.3 million, and $11.4 million, respectively (see Note 3 — Inventories and Floor Plan Payables). The outstanding standby letters of credit issued through the Senior Secured Credit Facilities as of March 31, 2024, December 31, 2023, and March 31, 2023 were $4.9 million (see Note 7 — Long-Term Debt). As of March 31, 2023, December 31, 2023, and March 31, 2023, outstanding surety bonds were $24.4 million, $23.2 million, and $22.4 million, respectively. The underlying liabilities to which these instruments relate are reflected on the Company’s condensed consolidated balance sheets, where applicable. Therefore, no additional liability is reflected for the letters of credit and surety bonds themselves.

11. Statement of Cash Flows

Supplemental disclosures of cash flow information for the following periods (in thousands) were as follows:

	Three months ended March 31,
	2024	2023
Cash paid (refunded) during the period for:
Interest	$61,812	$29,289
Income taxes	(111)	(93)
Non-cash investing and financing activities:
Vehicles transferred to property and equipment from inventory	143	136
Capital expenditures in accounts payable and accrued liabilities	6,203	6,068
Prior period deposit applied to portion of purchase price of RV dealership acquisition	8,873	—
Par value of Class A common stock issued for redemption of common units in CWGS, LLC	—	20
Cost of treasury stock issued for vested restricted stock units	2,595	1,300

12. Acquisitions

During the three months ended March 31, 2024 and 2023, subsidiaries of the Company acquired the assets of multiple RV dealerships that constituted businesses under GAAP. The Company used cash and borrowings under its Floor Plan Facility to complete the acquisitions. The Company considers acquisitions of independent dealerships to be a fast and capital efficient alternative to opening new store locations to expand its business and grow its customer base. The acquired businesses were recorded at their estimated fair values under the acquisition method of accounting. The balance of the purchase prices in excess of the fair values of net assets acquired were recorded as goodwill.

During the three months ended March 31, 2024, the RV and Outdoor Retail segment acquired the assets of various RV dealerships comprised of nine locations for an aggregate purchase price of approximately $67.7 million, of which one RV dealerships had not opened by March 31, 2024. Separate from these acquisitions, during the three months ended March 31, 2024, the Company purchased real property for an aggregate purchase price of $1.2 million.

During the three months ended March 31, 2023, the RV and Outdoor Retail segment did not acquire any RV dealerships.

The estimated fair values of the assets acquired and liabilities assumed for the acquisitions discussed above consist of the following, net of insignificant measurement period adjustments relating to acquisitions from the respective previous year:

	Three Months Ended March 31,
($ in thousands)	2024	2023
Tangible assets (liabilities) acquired (assumed):
Inventories, net	40,394	(122)
Property and equipment, net	287	—
Operating lease assets	15,328	—
Accrued liabilities	(40)	—
Current portion of operating lease liabilities	(1,112)	—
Other current liabilities	(21)	—
Operating lease liabilities, net of current portion	(14,216)	—
Total tangible net assets acquired	40,620	(122)
Total intangible assets acquired	2,595	—
Goodwill	24,458	122
Purchase price of acquisitions	67,673	—
Application of deposit paid in prior period	(8,873)	—
Cash paid for acquisitions, net of cash acquired	58,800	—
Inventory purchases financed via floor plan	(48,684)	—
Cash payment net of floor plan financing	$10,116	$—

The fair values above for the three months ended March 31, 2024 are preliminary as they are subject to measurement period adjustments for up to one year from the date of acquisition as new information is obtained about facts and circumstances that existed as of the acquisition date relating to the valuation of the acquired assets, primarily the acquired inventories. For the three months ended March 31, 2024, the fair values include a measurement period adjustment to record $2.6 million of other intangible assets from a RV dealership acquisition that occurred during the year ended December 31, 2023. These intangible assets had an estimated useful life of 15 years; however, these intangible assets were sold for $2.6 million during the three months ended March 31, 2024. For the three months ended March 31, 2023, the fair values represent measurement period adjustments for valuation of acquired inventories relating to dealership acquisitions during the year ended December 31, 2022.

The primary items that generated the goodwill are the value of the expected synergies between the acquired businesses and the Company and the acquired assembled workforce, neither of which qualify for recognition as a separately identified intangible asset. For the three months ended March 31, 2024 and 2023, acquired goodwill of $24.5 million and $0.1 million, respectively, was expected to be deductible for tax purposes.

Included in the condensed consolidated financial statements for the three months ended March 31, 2024 was revenue of $7.0 million and insignificant pre-tax income from the acquired dealerships from the applicable acquisition dates. Included in the condensed consolidated financial statements for the three months ended March 31, 2023 was no revenue or pre-tax income from acquired dealerships. Pro forma information on these acquisitions has not been included, because the Company has deemed them to not be individually or cumulatively material.

13. Income Taxes

CWH is organized as a Subchapter C corporation and, as of March 31, 2024, is a 53.0% owner of CWGS, LLC (see Note 16 — Non-Controlling Interests). CWGS, LLC is organized as a limited liability company and treated as a partnership for U.S. federal and most applicable state and local income tax purposes and as such, is generally not subject to any U.S. federal entity-level income taxes. However, certain CWGS, LLC subsidiaries, including Americas Road and Travel Club, Inc. and FreedomRoads RV, Inc. and their wholly-owned subsidiaries, are subject to entity-level taxes as they are Subchapter C corporations (“C-Corps”).

Effective Income Tax Rate

For the three months ended March 31, 2024 and 2023, the Company's effective income tax rate was 15.1% and 5.3%, respectively. The effective tax rate differed from the federal statutory rate of 21.0% primarily due to state taxes and a portion of the Company’s earnings being attributable to non-controlling interests in limited liability companies, which are not subject to entity level taxes. Additionally, the March 31, 2023 effective tax rate was further decreased by the benefit of the CWI LLC Conversion effective in January 2023.

Tax Receivable Agreement

The Company is party to a tax receivable agreement (the “Tax Receivable Agreement”) that provides for the payment by the Company to the Continuing Equity Owners and Crestview Partners II GP, L.P. of 85% of the amount of tax benefits, if any, the Company actually realizes, or in some circumstances is deemed to realize, as a result of (i) increases in the tax basis from the purchase of common units from Crestview Partners II GP, L.P in exchange for Class A common stock in connection with the consummation of the IPO and the related transactions and any future redemptions that are funded by the Company and any further redemptions of common units by Continuing Equity Owners and (ii) certain other tax benefits attributable to payments made under the Tax Receivable Agreement. The above payments are predicated on CWGS, LLC making an election under Section 754 of the Internal Revenue Code effective for each tax year in which a redemption of common units for cash or stock occurs. These tax benefit payments are not conditioned upon one or more of the Continuing Equity Owners or Crestview Partners II GP, L.P. maintaining a continued ownership interest in CWGS, LLC. In general, the Continuing Equity Owners’ or Crestview Partners II GP, L.P.’s rights under the Tax Receivable Agreement are assignable, including to transferees of its common units in CWGS, LLC (other than the Company as transferee pursuant to a redemption of common units in CWGS, LLC). The Company expects to benefit from the remaining 15% of the tax benefits, if any, which may be realized.

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

During the three months ended March 31, 2024, there were no redemptions of common units by Continuing Equity Owners.

14. Related Party Transactions

Transactions with Directors, Equity Holders and Executive Officers

FreedomRoads leases various RV dealership locations from managers and officers. During the three months ended March 31, 2023, the related party lease expense for these locations was $1.5 million, which was included in selling, general, and administrative expenses in the condensed consolidated statements of operations. For the three months ended March 31, 2024 there was no related party lease expense.

From January 2012 until its expiration in March 2024, FreedomRoads was the lessee of what is now its previous corporate headquarters in Lincolnshire, Illinois (as amended from time to time, the “Lincolnshire Lease”). For the three months ended March 31, 2024 and 2023, rental payments for the Lincolnshire Lease, including common area maintenance charges, were each $0.2 million, which were included in selling, general, and administrative expenses in the condensed consolidated statements of operations. The Company’s Chairman and Chief Executive Officer had personally guaranteed the Lincolnshire Lease.

15. Stockholders’ Equity

Stock Repurchase Program

During the three months ended March 31, 2024 and three months ended March 31, 2023, the Company did not repurchase Class A common stock under the stock repurchase program. Repurchases under the stock repurchase program are subject to any applicable limitations on the availability of funds to be distributed to the Company by CWGS, LLC to fund repurchases and may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases to be determined at the Company’s discretion, depending on market conditions and corporate needs. Open market repurchases will be structured to occur in accordance with applicable federal securities laws, including within the pricing and volume requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The Company may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of its shares under this authorization. This program does not obligate the Company to acquire any particular amount of Class A common stock and the program may be extended, modified, suspended or discontinued at any time at the Board’s discretion. The Company expects to fund the repurchases using cash on hand. As of March 31, 2024, the remaining approved amount for repurchases of Class A common stock under the share repurchase program was approximately $120.2 million and the program expires on December 31, 2025.

16. Non-Controlling Interests

The following table summarizes the CWGS, LLC common unit ownership by CWH and the Continuing Equity Owners:

	As of March 31, 2024		As of December 31, 2023		As of March 31, 2023
	Common Units	Ownership %	Common Units	Ownership %	Common Units	Ownership %
CWH	45,071,762	53.0%	45,020,116	52.9%	44,466,636	52.6%
Continuing Equity Owners	40,044,536	47.0%	40,044,536	47.1%	40,044,536	47.4%
Total	85,116,298	100.0%	85,064,652	100.0%	84,511,172	100.0%

During December 2022, CWGS Holding, LLC, a wholly-owned subsidiary of ML Acquisition Company, LLC, which is indirectly owned by The Stephen Adams Living Trust and Marcus Lemonis, the Company’s Chairman and Chief Executive Officer, gifted 2,000,000 common units of CWGS, LLC in total to a college and hospital (“2022 Common Unit Giftees”), which resulted in the corresponding 2,000,000 shares of Class B common stock being transferred to the 2022 Common Unit Giftees. On January 1, 2023, the 2022 Common Unit Giftees redeemed the 2,000,000 common units of CWGS, LLC for 2,000,000 shares of the Company’s Class A common stock, which also resulted in the cancellation of 2,000,000 shares of the Company’s Class B common stock that had been transferred to the 2022 Common Unit Giftees with no additional consideration provided.

The following table summarizes the effects of changes in ownership in CWGS, LLC on the Company’s equity:

	Three Months Ended March 31,
($ in thousands)	2024	2023
Net (loss) income attributable to Camping World Holdings, Inc.	$(22,307)	$3,169
Transfers to non-controlling interests:
Decrease in additional paid-in capital as a result of the purchase of common units from CWGS, LLC with proceeds from the exercise of stock options	(22)	(17)
Decrease in additional paid-in capital as a result of the vesting of restricted stock units	(2,234)	(1,104)
Increase in additional paid-in capital as a result of repurchases of Class A common stock for withholding taxes on vested RSUs	209	128
Increase in additional paid-in capital as a result of the redemption of common units of CWGS, LLC	—	9,673
Change from net (loss) income attributable to Camping World Holdings, Inc. and transfers to non-controlling interests	$(24,354)	$11,849

17. Equity-Based Compensation Plans

The following table summarizes the equity-based compensation that has been included in the following line items within the condensed consolidated statements of operations during:

	Three Months Ended March 31,
($ in thousands)	2024	2023
Equity-based compensation expense:
Costs applicable to revenue	$92	$132
Selling, general, and administrative	5,105	6,226
Total equity-based compensation expense	$5,197	$6,358

The following table summarizes stock option activity for the three months ended March 31, 2024:

Stock Options
(in thousands)
Outstanding at December 31, 2023	193
Exercised	(2)
Forfeited	(4)
Outstanding and exercisable at March 31, 2024	187

The following table summarizes restricted stock unit (“RSU”) activity for the three months ended March 31, 2024:

Restricted
Stock Units
(in thousands)
Outstanding at December 31, 2023	1,875
Granted	289
Vested	(74)
Forfeited	(23)
Outstanding at March 31, 2024	2,067

During the three months ended March 31, 2024, the Company granted 289,250 RSUs to employees and a newly-appointed nonemployee director with an aggregate grant date fair value of $7.4 million and weighted-average grant date fair value of $25.59 per RSU, which will be recognized, net of forfeitures, over a vesting period of five years for employees and one year for the nonemployee director.

18. (Loss) Earnings Per Share

Basic (loss) earnings per share of Class A common stock is computed by dividing net (loss) income attributable to Camping World Holdings, Inc. by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted (loss) earnings per share of Class A common stock is computed by dividing net (loss) income attributable to Camping World Holdings, Inc. by the weighted-average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive securities.

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted (loss) earnings per share of Class A common stock:

	Three Months Ended March 31,
(In thousands except per share amounts)	2024	2023
Numerator:
Net (loss) income	$(50,806)	$4,903
Less: net (loss) income attributable to non-controlling interests	28,499	(1,734)
Net (loss) income attributable to Camping World Holdings, Inc. — basic	$(22,307)	$3,169
Add: reallocation of net income attributable to non-controlling interests from the assumed redemption of common units of CWGS, LLC for Class A common stock	(21,275)	1,297
Net (loss) income attributable to Camping World Holdings, Inc. — diluted	$(43,582)	$4,466
Denominator:
Weighted-average shares of Class A common stock outstanding — basic	45,047	44,455
Dilutive options to purchase Class A common stock	—	15
Dilutive restricted stock units	—	202
Dilutive common units of CWGS, LLC that are convertible into Class A common stock	40,045	40,045
Weighted-average shares of Class A common stock outstanding — diluted	85,092	84,717

(Loss) earnings per share of Class A common stock — basic	$(0.50)	$0.07
(Loss) earnings per share of Class A common stock — diluted	$(0.51)	$0.05

Weighted-average anti-dilutive securities excluded from the computation of diluted (loss) earnings per share of Class A common stock:
Stock options to purchase Class A common stock	189	—
Restricted stock units	1,841	2,122

Shares of the Company’s Class B common stock and Class C common stock do not share in the earnings or losses of the Company and are therefore not participating securities. As such, separate basic and diluted (loss) earnings per share of Class B common stock or Class C common stock under the two-class method has not been presented.

19. Segments Information

Reportable segment revenue; segment income; floor plan interest expense; depreciation and amortization; other interest expense, net; and total assets are as follows:

	Three Months Ended March 31, 2024
	Good Sam	RV and
	Services	Outdoor	Intersegment
($ in thousands)	and Plans	Retail	Eliminations	Total
Revenue:
Good Sam services and plans	$46,611	$—	$(930)	$45,681
New vehicles	—	657,521	(1,435)	656,086
Used vehicles	—	338,452	(767)	337,685
Products, service and other	—	178,015	(121)	177,894
Finance and insurance, net	—	135,852	(398)	135,454
Good Sam Club	—	11,217	—	11,217
Total consolidated revenue	$46,611	$1,321,057	$(3,651)	$1,364,017

	Three Months Ended March 31, 2023
	Good Sam	RV and
	Services	Outdoor	Intersegment
($ in thousands)	and Plans	Retail	Eliminations	Total
Revenue:
Good Sam services and plans	$46,963	$—	$(596)	$46,367
New vehicles	—	647,930	(1,178)	646,752
Used vehicles	—	445,687	(941)	444,746
Products, service and other	—	207,835	(174)	207,661
Finance and insurance, net	—	130,305	(533)	129,772
Good Sam Club	—	11,582	—	11,582
Total consolidated revenue	$46,963	$1,443,339	$(3,422)	$1,486,880

	Three Months Ended March 31,
($ in thousands)	2024	2023
Segment (loss) income:(1)
Good Sam Services and Plans	$22,583	$23,619
RV and Outdoor Retail	(23,391)	32,584
Total segment (loss) income	(808)	56,203
Corporate & other	(3,562)	(3,777)
Depreciation and amortization	(19,290)	(14,637)
Other interest expense, net	(36,094)	(31,113)
Other expense, net	(94)	(1,500)
(Loss) income before income taxes	$(59,848)	$5,176

(1)	Segment income is defined as income from operations before depreciation and amortization plus floor plan interest expense.

	Three Months Ended March 31,
($ in thousands)	2024	2023
Depreciation and amortization:
Good Sam Services and Plans	$848	$952
RV and Outdoor Retail	18,442	13,685
Total depreciation and amortization	$19,290	$14,637

	Three Months Ended March 31,
($ in thousands)	2024	2023
Other interest expense, net:
Good Sam Services and Plans	$(18)	$(55)
RV and Outdoor Retail	8,114	5,797
Subtotal	8,096	5,742
Corporate & other	27,998	25,371
Total other interest expense, net	$36,094	$31,113

	March 31,	December 31,	March 31,
($ in thousands)	2024	2023	2023
Assets:
Good Sam Services and Plans	$83,411	$113,619	$89,308
RV and Outdoor Retail	4,744,164	4,568,372	4,331,314
Subtotal	4,827,575	4,681,991	4,420,622
Corporate & other	195,587	163,693	209,891
Total assets	$5,023,162	$4,845,684	$4,630,513

20. Subsequent Event

On May 3, 2024, the Company closed on the sale of certain assets of the RV and Outdoor Retail segment’s RV furniture business (“CWDS”) and, in connection with the sale, entered into a supply agreement with the buyer. The total cash consideration is expected to be between $19.0 million and $21.0 million. The

Company expects to recognize an immaterial loss on the transaction. The Company believes that it will gain operational efficiencies by exiting the manufacture of RV furniture and focusing its resources on the sourcing and sale of its products. CWDS did not meet the criteria to be reported as held for sale as of March 31, 2024 and the loss on sale of CWDS will be recorded in loss (gain) on sale or disposal of assets in the condensed consolidated statements of operations for the three months ended June 30, 2024.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes included in Part I, Item 1 of this Form 10-Q, as well as our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 26, 2024 (the “Annual Report”). This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various important factors, including those set forth under “Risk Factors” included in Part I, Item 1A of our Annual Report, Part II, Item 1A of this Form 10-Q, the “Cautionary Note Regarding Forward-Looking Statements” in this Form 10-Q and in other parts of this Form 10-Q. Except to the extent that differences among reportable segments are material to an understanding of our business taken as a whole, we present the discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations on a consolidated basis.

For purposes of this Form 10-Q, we define an "Active Customer" as a customer who has transacted with us in any of the eight most recently completed fiscal quarters prior to the date of measurement. Unless otherwise indicated, the date of measurement is March 31, 2024, our most recently completed fiscal quarter.

Overview

Camping World Holdings, Inc. (together with its subsidiaries) is the world’s largest retailer of RVs and related products and services. Our vision is to build a long-term legacy business that makes RVing fun and easy, and our Camping World and Good Sam brands have been serving RV consumers since 1966. We strive to build long-term value for our customers, employees, and stockholders by combining a unique and comprehensive assortment of RV products and services with a national network of RV dealerships, service centers and customer support centers along with the industry’s most extensive online presence and a highly-trained and knowledgeable team of associates serving our customers, the RV lifestyle, and the communities in which we operate. We also believe that our Good Sam organization and family of services and plans uniquely enables us to connect with our customers as stewards of the RV lifestyle. On March 31, 2024, we operated a total of 215 locations, with all of them selling and/or servicing RVs. See Note 1 – Summary of Significant Accounting Policies to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

A summary of the changes in quantities and types of retail stores and changes in same stores from March 31, 2023 to March 31, 2024, are in the table below:

	RV	RV Service &	Other		Same
	Dealerships	Retail Centers	Retail Stores	Total	Store(1)
Number of store locations as of March 31, 2023	188	6	1	195	179
Opened	32	1	—	33	—
Converted	1	(1)	—	—	(1)
Closed	(10)	(2)	(1)	(13)	(12)
Achieved designation of same store (1)				—	16
Number of store locations as of March 31, 2024	211	4	—	215	182

(1)	Our same store revenue and units calculations for a given period include only those stores that were open both at the end of the corresponding period and at the beginning of the preceding fiscal year.

Strategic Review

As disclosed in our Annual Report, on January 17, 2024, we announced that we are reviewing potential strategic alternatives for our Good Sam business, which could include a potential sale, spin off or other disposition of the business. No decision has been made whether to proceed with any particular alternative. We have not set a deadline for the strategic alternatives review process, and there can be no assurance that this process will result in any particular outcome.

Industry Trends

According to the RV Industry Association’s survey of manufacturers, which almost entirely focuses on North America, wholesale shipments of new RVs for 2023 were 313,174 units, 36.5% less than in 2022. According to their most recent quarterly publication of Roadsigns, they noted that annual shipments formed a tentative low in October 2023 and began to rise to the end of the year. They predict a slow rise in RV shipments for the first half of 2024, with a more accelerated rise in the second half of 2024, to total approximately 350,000 units shipped for total 2024, an increase of 13.8%.

The per unit cost of new vehicles in fiscal year 2022 and 2023 had been significantly higher than we experienced prior to the COVID-19 pandemic, due to the RV manufacturers’ supply constraints during the pandemic, strong demand for new vehicles during the pandemic, higher inflation, and higher interest rates. These higher costs had been partially mitigated by the higher average selling prices on new vehicles initially, but we experienced a decrease in new vehicle gross margins during the year ended December 31, 2022, which continued in 2023, as a result of these higher costs. We experienced a 4.3% decrease in the average sale price of new vehicles during fiscal year 2023 compared to 2022, driven by more price sensitive customers in a higher interest rate environment.

Since certain of our RV manufacturers had indicated that they expected new towable vehicle average manufacturer selling prices to decline by up to 10% for 2024 model year vehicles, we focused on clearing out a significant portion of our pre-2024 model year new vehicles primarily during the fourth quarter of 2023 and early 2024 to improve the mix of our new vehicle inventory toward the lower cost 2024 model year vehicles. These new vehicle cost decreases further decreased average selling prices of new vehicles in 2024.

Additionally, these new vehicle price pressures have resulted, and may continue to result, in a decline in residual values of used vehicles, which led us to discount used vehicle pricing in order to maintain used vehicles as a lower cost alternative to new vehicles, which has negatively impacted used vehicle gross margins. We also experienced lower used vehicle inventory levels in 2024 as we slowed procurement to allow RV owner pricing expectations to adjust as a result of 2024 model year pricing declines.

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

Inflation

As noted in “Industry Trends” above, we have experienced deflation with respect to new vehicles and, as a byproduct of that new vehicle cost decrease, used vehicles. New and used vehicles regularly represent a majority of our costs. However, inflationary factors, such as increases to our other product and overhead costs, may adversely affect our operating results if the selling prices of our products and services do not increase proportionately with those increased costs or if demand for our products and services declines as a result of price increases to address inflationary costs. Additionally, our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are generally subject to inflationary increases. Further, the cost of remodeling acquired RV dealership locations and constructing new RV dealership locations is subject to inflationary increases in the costs of labor and material, which results in higher rent expense on new RV dealership locations. Finally, our credit agreements include interest rates that vary based on various benchmarks. Such rates have historically increased during periods of increasing inflation.

Restructuring

In 2019, we made a strategic decision to refocus our business around our core RV competencies (the “2019 Strategic Shift”), which was substantially complete by December 31, 2021. On March 1, 2023, our management determined to implement plans (the “Active Sports Restructuring”) to exit and restructure operations of our indirect subsidiary, Active Sports, LLC, a specialty products retail business (“Active Sports”), which was substantially complete by December 31, 2023. For the 2019 Strategic Shift and Active Sports Restructuring, the remaining potential ongoing charges related to lease termination costs and other associated costs relating to the leases of certain previously closed locations and facilities. The timing of sublease and/or termination negotiations will vary as both are contingent on landlord approvals. We expect that the ongoing lease-related costs relating to the 2019 Strategic Shift and Active Sports Restructuring, net of associated sublease income, will be less than $4.0 million and $1.1 million per year, respectively. See Note 4 — Restructuring and Long-Lived Asset Impairment to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

Comparison of Certain Trends to Pre-COVID-19 Pandemic Periods

New vehicle gross margins in the first quarter of 2024 were relatively similar to first quarter of 2023 and within the range of gross margins for the pre-COVID-19 pandemic periods presented in the table below. As discussed in “Industry Trends” above, first quarter of 2024 new vehicle gross margins were negatively impacted by clearing out the higher cost pre-2024 model year vehicles to improve the mix of new inventory toward the lower cost 2024 model year vehicles. Additionally, used vehicle gross margins were negatively impacted in the first quarter of 2024 from the discounting necessary to maintain used vehicles as a lower cost alternative for our customers. Beginning primarily in the fourth quarter of 2023, we adjusted our acceptable procurement cost of used vehicles to reflect the lower average market price of RVs that was driven by the lower cost 2024 models. Used vehicle gross margins are expected to improve as we sell through inventory previously procured at higher costs.

The following table presents vehicle gross margin and unit sale mix for the three months ended March 31, 2024 and pre-COVID-19 pandemic periods of the three months ended March 31, 2019, 2018, 2017, and 2016 (unaudited):

	Three Months Ended March 31,
	2024	2019(1)	2018(1)	2017(1)	2016(1)
Gross margin:
New vehicles	13.9%	12.6%	13.0%	13.6%	14.5%
Used vehicles	17.5%	20.6%	22.0%	23.3%	18.3%

Unit sales mix:
New vehicles	61.2%	64.7%	66.4%	67.9%	56.7%
Used vehicles	38.8%	35.3%	33.6%	32.1%	43.3%

(1)	These periods were prior to the COVID-19 pandemic.

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

More specifically, CWH is organized as a C-Corp and, as of March 31, 2024, is a 53.0% owner of CWGS, LLC. CWGS, LLC is organized as a limited liability company and treated as a partnership for U.S. federal and most applicable state and local income tax purposes and, as such is generally not subject to any U.S. federal entity-level income taxes (“Pass-Through”), with the exception of Americas Road and Travel Club, Inc. and FreedomRoads RV, Inc., and their wholly-owned subsidiaries, which are C-Corps embedded within the CWGS, LLC structure.

CWH receives an allocation of its share of the net income (loss) of CWGS, LLC based on CWH’s weighted-average ownership of CWGS, LLC for the period. CWH recognizes income tax expense on its pre-tax income including its portion of this income allocation from CWGS, LLC primarily relating to Pass-Through entities. The income tax relating to the net income (loss) of CWGS, LLC allocated to CWH that relates to separately taxed C-Corp entities is recorded within the consolidated results of CWGS, LLC. No income tax expense is recognized by the Company for the portion of net income of CWGS, LLC allocated to non-controlling interest other than income tax expense recorded by CWGS, LLC. Rather, tax distributions are paid to the non-controlling interest holders which are recorded as distributions to holders of LLC common units in the condensed consolidated statements of cash flows. CWH is subject to U.S. federal, state and local income taxes with respect to its allocable share of any taxable income of CWGS, LLC and is taxed at the prevailing corporate tax rates. For the three months ended March 31, 2024 and 2023, the Company used effective income tax rate assumptions of 25.0% and 25.3%, respectively, for income adjustments applicable to CWH when calculating the adjusted net (loss) income attributable to Camping World Holdings, Inc. ─ basic and diluted (see “Non-GAAP Financial Measures” in Part I, Item 2 of this Form 10-Q). CWGS, LLC may be liable for various other state and local taxes.

The following table presents the allocation of CWGS, LLC’s C-Corp and Pass-Through net (loss) income to CWH, the allocation of CWGS, LLC’s net (loss) income to non-controlling interests, income tax benefit (expense) recognized by CWH, and other items:

	Three Months Ended March 31,
($ in thousands)	2024	2023
C-Corp portion of CWGS, LLC net income allocated to CWH	$446	$10
Pass-Through portion of CWGS, LLC net (loss) income allocated to CWH	(32,505)	1,914
CWGS, LLC net (loss) income allocated to CWH	(32,059)	1,924
CWGS, LLC net (loss) income allocated to noncontrolling interests	(28,499)	1,734
CWGS, LLC net (loss) income	(60,558)	3,658
Income tax benefit (expense) recorded by CWH	9,362	944
Other incremental CWH net (loss) income	390	301
Net (loss) income	$(50,806)	$4,903

The following table presents further information on income tax benefit (expense):

	Three Months Ended March 31,
($ in thousands)	2024	2023
Income tax benefit recorded by CWH	$9,362	$944
Income tax expense recorded by CWGS, LLC	(320)	(1,217)
Income tax benefit (expense)	$9,042	$(273)

Results of Operations

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

The following table sets forth information comparing the components of net income for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31, 2024		March 31, 2023
		Percent of		Percent of	Favorable/ (Unfavorable)
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%
Revenue:
Good Sam Services and Plans	$45,681	3.3%	$46,367	3.1%	$(686)	(1.5%)
RV and Outdoor Retail
New vehicles	656,086	48.1%	646,752	43.5%	9,334	1.4%
Used vehicles	337,685	24.8%	444,746	29.9%	(107,061)	(24.1%)
Products, service and other	177,894	13.0%	207,661	14.0%	(29,767)	(14.3%)
Finance and insurance, net	135,454	9.9%	129,772	8.7%	5,682	4.4%
Good Sam Club	11,217	0.8%	11,582	0.8%	(365)	(3.2%)
Subtotal	1,318,336	96.7%	1,440,513	96.9%	(122,177)	(8.5%)
Total revenue	1,364,017	100.0%	1,486,880	100.0%	(122,863)	(8.3%)

Gross profit (exclusive of depreciation and amortization shown separately below):
Good Sam Services and Plans	30,498	2.2%	30,215	2.0%	283	0.9%
RV and Outdoor Retail
New vehicles	91,047	6.7%	89,210	6.0%	1,837	2.1%
Used vehicles	59,152	4.3%	102,799	6.9%	(43,647)	(42.5%)
Products, service and other	76,219	5.6%	78,643	5.3%	(2,424)	(3.1%)
Finance and insurance, net	135,454	9.9%	129,772	8.7%	5,682	4.4%
Good Sam Club	10,027	0.7%	10,381	0.7%	(354)	(3.4%)
Subtotal	371,899	27.3%	410,805	27.6%	(38,906)	(9.5%)
Total gross profit	402,397	29.5%	441,020	29.7%	(38,623)	(8.8%)

Operating expenses:
Selling, general and administrative	371,473	27.2%	365,726	24.6%	(5,747)	(1.6%)
Depreciation and amortization	19,290	1.4%	14,637	1.0%	(4,653)	(31.8%)
Long-lived asset impairment	5,827	0.4%	7,045	0.5%	1,218	17.3%
Loss (gain) on sale or disposal of assets	1,585	0.1%	(4,987)	(0.3%)	(6,572)	n/m
Total operating expenses	398,175	29.2%	382,421	25.7%	15,754	4.1%
Income from operations	4,222	0.3%	58,599	3.9%	(54,377)	(92.8%)
Other expense
Floor plan interest expense	(27,882)	(2.0%)	(20,810)	(1.4%)	(7,072)	(34.0%)
Other interest expense, net	(36,094)	(2.6%)	(31,113)	(2.1%)	(4,981)	(16.0%)
Other expense, net	(94)	(0.0%)	(1,500)	(0.1%)	1,406	93.7%
Total other expense	(64,070)	(4.7%)	(53,423)	(3.6%)	(10,647)	(19.9%)
(Loss) income before income taxes	(59,848)	(4.4%)	5,176	0.3%	(65,024)	n/m
Income tax benefit (expense)	9,042	0.7%	(273)	(0.0%)	9,315	n/m
Net (loss) income	(50,806)	(3.7%)	4,903	0.3%	(55,709)	n/m
Less: net loss (income) attributable to non-controlling interests	28,499	2.1%	(1,734)	(0.1%)	30,233	n/m
Net (loss) income attributable to Camping World Holdings, Inc.	$(22,307)	(1.6%)	$3,169	0.2%	$(25,476)	n/m

n/m – not meaningful

Supplemental Data

	Three Months Ended March 31,		Increase		Percent
	2024	2023	(decrease)		Change
Unit sales
New vehicles	16,882	13,912	2,970		21.3%
Used vehicles	10,694	12,432	(1,738)		(14.0%)
Total	27,576	26,344	1,232		4.7%

Average selling price
New vehicles	$38,863	$46,489	$(7,626)		(16.4%)
Used vehicles	31,577	35,774	(4,197)		(11.7%)

Same store unit sales(1)
New vehicles	15,623	13,526	2,097		15.5%
Used vehicles	10,030	12,126	(2,096)		(17.3%)
Total	25,653	25,652	1		0.0%

Same store revenue(1) ($ in 000s)
New vehicles	$606,808	$630,290	$(23,482)		(3.7%)
Used vehicles	312,410	434,471	(122,061)		(28.1%)
Products, service and other	144,382	158,467	(14,085)		(8.9%)
Finance and insurance, net	127,064	126,830	234		0.2%
Total	$1,190,664	$1,350,058	$(159,394)		(11.8%)

Average gross profit per unit
New vehicles	$5,393	$6,412	$(1,019)		(15.9%)
Used vehicles	5,531	8,269	(2,738)		(33.1%)
Finance and insurance, net per vehicle unit	4,912	4,926	(14)		(0.3%)
Total vehicle front-end yield(2)	10,359	12,215	(1,856)		(15.2%)

Gross margin
Good Sam Services and Plans	66.8%	65.2%	161	bps
New vehicles	13.9%	13.8%	8	bps
Used vehicles	17.5%	23.1%	(560)	bps
Products, service and other	42.8%	37.9%	498	bps
Finance and insurance, net	100.0%	100.0%	unch.
Good Sam Club	89.4%	89.6%	(24)	bps
Subtotal RV and Outdoor Retail	28.2%	28.5%	(31)	bps
Total gross margin	29.5%	29.7%	(16)	bps

RV and Outdoor Retail inventories ($ in 000s)
New vehicles	$1,469,193	$1,219,889	$249,304		20.4%
Used vehicles	389,810	510,689	(120,879)		(23.7%)
Products, parts, accessories and misc.	218,197	248,998	(30,801)		(12.4%)
Total RV and Outdoor Retail inventories	$2,077,200	$1,979,576	$97,624		4.9%

Vehicle inventory per location ($ in 000s)
New vehicle inventory per dealer location	$6,963	$6,489	$474		7.3%
Used vehicle inventory per dealer location	1,847	2,716	(869)		(32.0%)

Vehicle inventory turnover(3)
New vehicle inventory turnover	1.7	1.9	(0.3)		(13.1%)
Used vehicle inventory turnover	3.0	3.3	(0.4)		(10.6%)

Retail locations
RV dealerships	211	188	23		12.2%
RV service & retail centers	4	6	(2)		(33.3%)
Subtotal	215	194	21		10.8%
Other retail stores	—	1	(1)		(100.0%)
Total	215	195	20		10.3%

Other data
Active Customers(4)	4,827,623	5,291,750	(464,127)		(8.8%)
Good Sam Club members (5)	1,961,112	2,025,438	(64,326)		(3.2%)
Service bays (6)	2,857	2,682	175		6.5%
Finance and insurance gross profit as a % of total vehicle revenue	13.6%	11.9%	174	bps	n/a
Same store locations	182	n/a	n/a		n/a

unch – unchanged

bps – basis points

n/a – not applicable

(1)	Our same store revenue and units calculations for a given period include only those stores that were open both at the end of the corresponding period and at the beginning of the preceding fiscal year.
(2)	Front end yield is calculated as gross profit from new vehicles, used vehicles and finance and insurance (net), divided by combined new and used vehicle unit sales.
(3)	Inventory turnover is calculated as vehicle costs applicable to revenue over the last twelve months divided by the average quarterly ending vehicle inventory over the last twelve months.
(4)	An Active Customer is a customer who has transacted with us in any of the eight most recently completed fiscal quarters prior to the date of measurement.
(5)	Excludes Good Sam Club members under the free basic plan, which was introduced in November 2023 and provides for limited participation in the loyalty point program without access to the remaining member benefits.
(6)	A service bay is a fully-constructed bay dedicated to service, installation, and collision offerings.

Revenue and Gross Profit

Good Sam Services and Plans

Good Sam Services and Plans revenue decreased slightly primarily from reduced contracts in force for our extended vehicle warranty programs, partially offset by increased contracts in force from the Good Sam Insurance Agency programs.

Good Sam Services and Plans gross profit increased slightly from higher gross margin, which were partially offset by the revenue decrease described above. Good Sam Services and Plans gross margin increased primarily due to increased policies in force for the Good Sam Insurance Agency programs and reduced marketing expenses.

RV and Outdoor Retail

New Vehicles

New vehicles revenue increased primarily due to a 21.3% increase in new vehicles sold, partially offset by a 16.4% decrease in the average selling price per new vehicle sold driven primarily by the lower cost 2024 model year travel trailers and discounting of pre-2024 model year new vehicles. On a same store basis, new vehicles revenue decreased 3.7% to $606.8 million with an increase in new vehicles sold of 15.5%, primarily due to a reduced average sales price per vehicle sold.

New vehicle gross profit increased primarily due to the slight new vehicle revenue increase described above and a 16.5% decrease in the average cost per new vehicle sold that was driven by the lower cost 2024 model year new vehicles. The new vehicle gross margin increased slightly by 8 basis points as the lower cost per new vehicle sold was not entirely offset by decreases in the average selling price of new vehicles.

Used Vehicles

Used vehicles revenue decreased primarily due to a 14.0% reduction in used vehicles sold and an 11.7% decrease in the average selling price per used vehicle sold. These decreases were driven by the lower cost and selling price of 2024 model year new vehicles, which impacted used vehicles as discussed in “Industry Trends” above. On a same store basis, used vehicles revenue decreased 28.1% to $312.4 million and used vehicles sold decreased 17.3%.

Used vehicles gross profit decreased primarily due to the used vehicle revenue decrease described above, partially offset by a 5.3% decrease in the average cost per used vehicle sold. Used vehicle gross margin decreased primarily due to a lower average selling price per used vehicle sold, partially offset by a 5.3% reduction in cost per used vehicle sold.

Products, service and other

Products, service and other revenue decreased primarily due to a reduction in sales activity resulting from our Active Sports Restructuring and fewer used vehicles sold led to a decline in retail product attachment to vehicle sales, partially offset by increases in RV service revenue. On a same store basis, products, service and other revenue decreased 8.9% to $144.4 million for the three months ended March 31, 2024 from the three months ended March 31, 2023.

Products, service and other gross profit decreased primarily due to the Active Sports Restructuring and the demand trends noted above. The increase in products, service and other gross margin was primarily due to higher labor billing rates on warranty service and improvements to the pricing strategy.

Finance and Insurance, net

Finance and insurance revenue and gross profit is recorded net, since the Company is acting as an agent in the transaction, and commission is recognized when a finance and insurance product contract payment has been received or financing has been arranged. Finance and insurance, net revenue increased $5.7 million, which was primarily a result of an increased number of contracts sold and an increase in revenue per contract. Finance and insurance, net revenue as a percentage of new and used vehicle revenue was 13.6% for the three months ended March 31, 2024, an increase from 11.9% for the three months ended March 31, 2023. On a same store basis, finance and insurance, net revenue increased 0.2% versus the three months ended March 31, 2023.

Good Sam Club

Good Sam Club revenue and gross margin decreased slightly from the 3.2% decrease in Good Sam Club members, excluding free basic plan members. The decrease in Good Sam Club members resulted from reduced standard Good Sam Club membership enrollment from an increase in the standard membership price and the introduction of the free basic plan in late 2023 that provides for limited participation in the loyalty point program without access to the remaining member benefits. For the remainder of 2024, we expect to continue to see declines in the Good Sam Club members as a result of this price increase and the availability of the free basic plan.

Operating Expenses and Other

Selling, general and administrative expenses

Selling, general and administrative expenses increased primarily due to $8.0 million of additional advertising expenses, $2.6 million of additional professional fees and services, and $1.0 million of increased other expenses, partially offset by reduced employee compensation costs of $5.9 million, which included a decrease in equity-based compensation expense of $1.1 million.

Long-Lived Asset Impairment

As discussed in Note 4 – Restructuring and Long-Lived Asset Impairment to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q, we recognized $5.8 million of long-lived asset impairments that were unrelated to restructuring activities during the three months ended March 31, 2024 compared to $7.0 million of long-lived asset impairments for the three months ended March 31, 2023 that related primarily to the Active Sports Restructuring.

Floor plan interest expense

The significant increase in floor plan interest expense was primarily due to a 126 basis point increase in the average floor plan borrowing rate, and an increase in the average floor plan balance. The average interest rate for the Floor Plan Facility for the three months ended March 31, 2024 and 2023 was 7.68% and 6.42%, respectively.

Other interest expense, net

Other interest expense, net increased primarily due to a 77 basis point increase in the Term Loan Facility average interest rate and a higher average principal balance from additional borrowings on the Company’s Real Estate Facilities (see Note 7 – Long-Term Debt to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q). The average interest rate for the Term Loan Facility for the three months ended March 31, 2024 and 2023 was 7.97% and 7.20%, respectively.

Income tax (benefit) expense

The reduction of income tax expense to an income tax benefit was primarily due to losses generated from CWGS, LLC for which the Company is subject to U.S. federal and state taxes on its allocable share.

Segment Results

The following table sets forth a reconciliation of total segment income to consolidated income before income taxes for each of our segments for the periods presented:

	Three Months Ended
	March 31, 2024		March 31, 2023		Favorable/
		Percent of		Percent of	(Unfavorable)
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%
Revenue:
Good Sam Services and Plans	$46,611	3.4%	$46,963	3.2%	$(352)	(0.7%)
RV and Outdoor Retail	1,321,057	96.9%	1,443,339	97.1%	(122,282)	(8.5%)
Elimination of intersegment revenue	(3,651)	(0.3%)	(3,422)	(0.2%)	(229)	(6.7%)
Total consolidated revenue	1,364,017	100.0%	1,486,880	100.0%	(122,863)	(8.3%)
Segment (loss) income(1):
Good Sam Services and Plans	22,583	1.7%	23,619	1.6%	(1,036)	(4.4%)
RV and Outdoor Retail	(23,391)	(1.7%)	32,584	2.2%	(55,975)	n/m
Total segment (loss) income	(808)	(0.1%)	56,203	3.8%	(57,011)	n/m
Corporate & other	(3,562)	(0.3%)	(3,777)	(0.3%)	215	5.7%
Depreciation and amortization	(19,290)	(1.4%)	(14,637)	(1.0%)	(4,653)	(31.8%)
Other interest expense, net	(36,094)	(2.6%)	(31,113)	(2.1%)	(4,981)	(16.0%)
Other expense, net	(94)	(0.0%)	(1,500)	(0.1%)	1,406	93.7%
(Loss) income before income taxes	$(59,848)	(4.4%)	$5,176	0.3%	$(65,024)	n/m

Same store revenue- RV and Outdoor Retail(2)	$1,190,664		$1,350,058		$(159,394)	(11.8%)

n/m – not meaningful

(1)	Segment income represents income for each of our reportable segments and is defined as income from operations before depreciation and amortization, plus floor plan interest expense.
(2)	Same store revenue definition not applicable to the Good Sam Services and Plans segment.

Good Sam Services and Plans

Good Sam Services and Plans revenue decreased slightly primarily from reduced contracts in force for our extended vehicle warranty programs, partially offset by increased contracts in force from the Good Sam Insurance Agency programs.

Good Sam Services and Plans segment income decreased primarily due to reduced contracts in force for our extended vehicle warranty programs and increased general and administrative expenses, resulting from increased advertising and outside service fees. Segment income margin decreased 184 basis points to 48.4% primarily due to increased general and administrative expenses.

RV and Outdoor Retail

RV and Outdoor Retail segment revenue decreased primarily due to a $107.2 million, or 24.1%, decrease in used vehicles revenue, a $29.8 million, or 14.3%, decrease in products, service and other revenue, and a $0.4 million, or 3.2%, decrease in Good Sam Club revenue, partially offset by a $9.6 million, or 1.5%, increase in new vehicles revenue, and a $5.5 million, or 4.3%, increase in finance and insurance, net revenue.

RV and Outdoor Retail segment income decreased primarily due to decreased segment gross profit of $39.0 million primarily relating to reduced volume and average sales price of used vehicles sold, a $7.1 million increase in floor plan interest expense, a $6.6 million increase in loss on sale or disposal of assets, and a $4.5 million increase in selling, general and administrative expenses (see discussion of selling, general and administrative expenses above for the similar drivers of this change), partially offset by a $1.2 million reduction in long-lived asset impairment. RV and Outdoor Retail segment income (loss) margin decreased 403 basis points to (1.8%) for the three months ended March 31, 2024 from the three months ended March 31, 2023 primarily due a lower volume of used vehicles sold and a lower average price per vehicle sold.

Non-GAAP Financial Measures

To supplement our condensed consolidated financial statements, which are prepared and presented in accordance with accounting principles generally accepted in the United States (“GAAP”), we use the following non-GAAP financial measures: EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Net (Loss) Income Attributable to Camping World Holdings, Inc. – Basic, Adjusted Net (Loss) Income Attributable to Camping World Holdings, Inc. – Diluted, Adjusted (Loss) Earnings Per Share – Basic, and Adjusted (Loss) Earnings Per Share – Diluted (collectively the "Non-GAAP Financial Measures"). We believe that these Non-GAAP Financial Measures, when used in conjunction with GAAP financial measures, provide useful information about operating results, enhance the overall understanding of past financial performance and future prospects, and allow for greater transparency with respect to the key metrics we use in our financial and operational decision making. These Non-GAAP Financial Measures are also frequently used by analysts, investors and other interested parties to evaluate companies in the Company’s industry and are used by management to evaluate our operating performance, to evaluate the effectiveness of strategic initiatives, and for planning purposes. By providing these Non-GAAP Financial Measures, together with reconciliations, we believe we are enhancing investors’ understanding of our business and our results of operations, as well as assisting investors in evaluating how well we are executing our strategic initiatives. In addition, our Senior Secured Credit Facilities use Adjusted EBITDA, as calculated for our subsidiary CWGS Group, LLC, to measure our compliance with covenants such as the consolidated leverage ratio. The Non-GAAP Financial Measures have limitations as analytical tools, and the presentation of this financial information is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. They should not be construed as an inference that the Company’s future results will be unaffected by any items adjusted for in these Non-GAAP Financial Measures. In evaluating these Non-GAAP Financial Measures, it is reasonable to expect that certain of these items will occur in future periods. However, we believe these adjustments are appropriate because the amounts recognized can vary significantly from period to period, do not directly relate to the ongoing operations of our business and complicate comparisons of our internal operating results and operating results of other companies over time. Each of the normal recurring adjustments and other adjustments described in this section and in the reconciliation tables below help management with a measure of our core operating performance over time by removing items that are not related to day-to-day operations.

For periods beginning after December 31, 2022 for the 2019 Strategic Shift and for periods beginning after December 31, 2023 for the Active Sports Restructuring, we are no longer including the other associated costs category of expenses relating to those restructuring activities as restructuring costs for purposes of our Non-GAAP Financial Measures, since these costs are not expected to be significant in future periods. For a discussion of restructuring activities, see Note 4 — Restructuring and Long-Lived Asset Impairment to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

The Non-GAAP Financial Measures that we use are not necessarily comparable to similarly titled measures used by other companies due to different methods of calculation.

EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin

We define “EBITDA” as net (loss) income before other interest expense, net (excluding floor plan interest expense), provision for income tax expense and depreciation and amortization. We define “Adjusted EBITDA” as EBITDA further adjusted for the impact of certain noncash and other items that we do not consider in our evaluation of ongoing operating performance. These items include, among other things, long-lived asset impairment, gains and losses on sale or disposal of assets, net, equity-based compensation, loss and impairment on investments in equity securities, and other unusual or one-time items. We define “Adjusted EBITDA Margin” as Adjusted EBITDA as a percentage of total revenue. We caution investors that amounts presented in accordance with our definitions of EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin may not be comparable to similar measures disclosed by our competitors, because not all companies and analysts calculate EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin in the same manner. We present EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin because we consider them to be important supplemental measures of our performance and believe they are frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. Management believes that investors’ understanding of our performance is enhanced by including these Non-GAAP Financial Measures as a reasonable basis for comparing our ongoing results of operations.

The following table reconciles EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin to the most directly comparable GAAP financial performance measures:

	Three Months Ended March 31,
($ in thousands)	2024	2023
EBITDA and Adjusted EBITDA:
Net (loss) income	$(50,806)	$4,903
Other interest expense, net	36,094	31,113
Depreciation and amortization	19,290	14,637
Income tax (benefit) expense	(9,042)	273
Subtotal EBITDA	(4,464)	50,926
Long-lived asset impairment (a)	5,827	7,045
Loss (gain) on sale or disposal of assets, net (b)	1,585	(4,987)
Equity-based compensation (c)	5,197	6,358
Loss and impairment on investments in equity securities (d)	94	1,499
Adjusted EBITDA	$8,239	$60,841

	Three Months Ended March 31,
(as percentage of total revenue)	2024	2023
Adjusted EBITDA margin:
Net (loss) income margin	(3.7%)	0.3%
Other interest expense, net	2.6%	2.1%
Depreciation and amortization	1.4%	1.0%
Income tax (benefit) expense	(0.7%)	0.0%
Subtotal EBITDA margin	(0.3%)	3.4%
Long-lived asset impairment (a)	0.4%	0.5%
Loss (gain) on sale or disposal of assets, net (b)	0.1%	(0.3%)
Equity-based compensation (c)	0.4%	0.4%
Loss and impairment on investments in equity securities (d)	0.0%	0.1%
Adjusted EBITDA margin	0.6%	4.1%

(a)	Represents long-lived asset impairment charges related to the RV and Outdoor Retail segment. See Note 4 – Restructuring and Long-Lived Asset Impairment to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional information.
(b)	Represents an adjustment to eliminate the gains and losses on disposals and sales of various assets.
(c)	Represents non-cash equity-based compensation expense relating to employees, directors, and consultants of the Company.
(d)	Represents loss and impairment on investments in equity securities and interest income relating to any notes receivables with those investments. During the three months ended March 31, 2023, this amount included a $1.3 million impairment on an equity method investment.

Adjusted Net (Loss) Income Attributable to Camping World Holdings, Inc. and Adjusted (Loss) Earnings Per Share

We define “Adjusted Net (Loss) Income Attributable to Camping World Holdings, Inc. – Basic” as net (loss) income attributable to Camping World Holdings, Inc. adjusted for the impact of certain non-cash and other items that we do not consider in our evaluation of ongoing operating performance. These items include, among other things, long-lived asset impairment, gains and losses on sale or disposal of assets, net, equity-based compensation, loss and impairment on investments in equity securities, other unusual or one-time items, the income tax benefit (expense) effect of these adjustments, and the effect of net (loss) income attributable to non-controlling interests from these adjustments.

We define “Adjusted Net (Loss) Income Attributable to Camping World Holdings, Inc. – Diluted” as Adjusted Net (Loss) Income Attributable to Camping World Holdings, Inc. – Basic adjusted for the reallocation of net (loss) income attributable to non-controlling interests from stock options and restricted stock units, if dilutive, or the assumed redemption, if dilutive, of all outstanding common units in CWGS, LLC for shares of newly-issued Class A common stock of Camping World Holdings, Inc.

We define “Adjusted (Loss) Earnings Per Share – Basic” as Adjusted Net (Loss) Income Attributable to Camping World Holdings, Inc. - Basic divided by the weighted-average shares of Class A common stock outstanding. We define “Adjusted (Loss) Earnings Per Share – Diluted” as Adjusted Net (Loss) Income Attributable to Camping World Holdings, Inc. – Diluted divided by the weighted-average shares of Class A common stock outstanding, assuming (i) the redemption of all outstanding common units in CWGS, LLC for newly-issued shares of Class A common stock of Camping World Holdings, Inc., if dilutive, and (ii) the dilutive effect of stock options and restricted stock units, if any. We present Adjusted Net (Loss) Income Attributable to Camping World Holdings, Inc. – Basic, Adjusted Net (Loss) Income Attributable to Camping World Holdings, Inc. – Diluted, Adjusted (Loss) Earnings Per Share – Basic, and Adjusted (Loss) Earnings Per Share – Diluted because we consider them to be important supplemental measures of our performance and we believe that investors’ understanding of our performance is enhanced by including these Non-GAAP financial measures as a reasonable basis for comparing our ongoing results of operations.

The following table reconciles Adjusted Net (Loss) Income Attributable to Camping World Holdings, Inc. – Basic, Adjusted Net (Loss) Income Attributable to Camping World Holdings, Inc. – Diluted, Adjusted (Loss) Earnings Per Share – Basic, and Adjusted (Loss) Earnings Per Share – Diluted to the most directly comparable GAAP financial performance measure:

	Three Months Ended March 31,
(In thousands except per share amounts)	2024	2023
Numerator:
Net (loss) income attributable to Camping World Holdings, Inc.	$(22,307)	$3,169
Adjustments related to basic calculation:
Long-lived asset impairment (a):
Gross adjustment	5,827	7,045
Income tax expense for above adjustment (b)	(771)	(938)
Loss (gain) on sale or disposal of assets (c):
Gross adjustment	1,585	(4,987)
Income tax (expense) benefit for above adjustment (b)	(210)	665
Equity-based compensation (d):
Gross adjustment	5,197	6,358
Income tax expense for above adjustment (b)	(695)	(857)
Loss and impairment on investments in equity securities (e):
Gross adjustment	94	1,499
Income tax expense for above adjustment (b)	(12)	(200)
Adjustment to net (loss) income attributable to non-controlling interests resulting from the above adjustments (f)	(5,971)	(4,688)
Adjusted net (loss) income attributable to Camping World Holdings, Inc. – basic	(17,263)	7,066
Adjustments related to diluted calculation:
Reallocation of net (loss) income attributable to non-controlling interests from the dilutive redemption of common units in CWGS, LLC (g)	(22,528)	6,422
Income tax on reallocation of net (loss) income attributable to non-controlling interests from the dilutive redemption of common units in CWGS, LLC (h)	5,736	(1,615)
Adjusted net (loss) income attributable to Camping World Holdings, Inc. – diluted	$(34,055)	$11,873
Denominator:
Weighted-average Class A common shares outstanding – basic	45,047	44,455
Adjustments related to diluted calculation:
Dilutive redemption of common units in CWGS, LLC for shares of Class A common stock (i)	40,045	40,045
Dilutive options to purchase Class A common stock (i)	—	15
Dilutive restricted stock units (i)	—	202
Adjusted weighted average Class A common shares outstanding – diluted	85,092	84,717

Adjusted (loss) earnings per share - basic	$(0.38)	$0.16
Adjusted (loss) earnings per share - diluted	$(0.40)	$0.14

Anti-dilutive amounts (j):
Denominator:
Anti-dilutive options to purchase Class A common stock (i)	29	—
Anti-dilutive restricted stock units (i)	264	—

Reconciliation of per share amounts:
(Loss) earnings per share of Class A common stock — basic	$(0.50)	$0.07
Non-GAAP Adjustments (k)	0.12	0.09
Adjusted (loss) earnings per share - basic	$(0.38)	$0.16

(Loss) earnings per share of Class A common stock — diluted	$(0.51)	$0.05
Non-GAAP Adjustments (k)	0.11	0.09
Adjusted (loss) earnings per share - diluted	$(0.40)	$0.14

(a)	Represents long-lived asset impairment charges related to the RV and Outdoor Retail segment. See Note 4 – Restructuring and Long-Lived Asset Impairment to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional information.
(b)	Represents the current and deferred income tax expense or benefit effect of the above adjustments. This assumption uses effective tax rates of 25.0% and 25.3% for the adjustments for the 2024 and 2023 periods, which represent the estimated tax rates that would apply had the above adjustments been included in the determination of our non-GAAP metric.
(c)	Represents an adjustment to eliminate the gains and losses on disposals and sales of various assets.
(d)	Represents non-cash equity-based compensation expense relating to employees, directors, and consultants of the Company.
(e)	Represents loss and impairment on investments in equity securities and interest income relating to any notes receivables with those investments. During the three months ended March 31, 2023, this amount included a $1.3 million impairment on an equity method investment.

(f)	Represents the adjustment to net (loss) income attributable to non-controlling interests resulting from the above adjustments that impact the net (loss) income of CWGS, LLC. This adjustment uses the non-controlling interest’s weighted average ownership of CWGS, LLC of 47.1% and 47.4% for the three months ended March 31, 2024 and 2023, respectively,
(g)	Represents the reallocation of net (loss) income attributable to non-controlling interests from the impact of the assumed change in ownership of CWGS, LLC from stock options, restricted stock units, and/or common units of CWGS, LLC.
(h)	Represents the income tax expense effect of the above adjustment for reallocation of net (loss) income attributable to non-controlling interests. This assumption uses effective tax rates of 25.0% and 25.3% for the adjustments for the 2024 and 2023 periods.
(i)	Represents the impact to the denominator for stock options, restricted stock units, and/or common units of CWGS, LLC.
(j)	The below amounts have not been considered in our adjusted (loss) earnings per share – diluted amounts as the effect of these items are anti-dilutive.
(k)	Represents the per share impact of the Non-GAAP adjustments to net (loss) income detailed above (see (a) through (h) above).

As discussed under “Our Corporate Structure Impact on Income Taxes” in Part I, Item 2 of this Form 10-Q, our “Up-C” corporate structure may make it difficult to compare our results with those of companies with a more traditional corporate structure. There can be a significant fluctuation in the numerator and denominator for the calculation of our adjusted (loss) earnings per share – diluted depending on if the common units in CWGS, LLC are considered dilutive or anti-dilutive for a given period. To improve comparability of our financial results, users of our financial statements may find it useful to review our (loss) earnings per share assuming the full redemption of common units in CWGS, LLC for all periods, even when those common units would be anti-dilutive. The relevant numerator and denominator adjustments have been provided under “Anti-dilutive amounts” in the table above (see (j) above).

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

Stock Repurchase Program

During the three months ended March 31, 2024, we did not repurchase Class A common stock under our stock repurchase program, which expires on December 31, 2025. As of March 31, 2024, $120.2 million was available under the stock repurchase program to repurchase additional shares of our Class A common stock.

Dividends

We announced on August 1, 2023, that the Board of Directors approved a decrease of the quarterly cash dividend to $0.125 per share of Class A common stock from $0.625 per share, beginning with the quarterly cash dividend to be paid in September 2023. For the quarter ended March 31, 2024, we paid our quarterly cash dividend of $0.125 per share of Class A common stock for an aggregate $5.6 million. This dividend was funded entirely from the Excess Tax Distribution (as defined under “Dividend Policy” included in Part II, Item 5 of our Annual Report), with no portion funded by common unit cash distributions from CWGS, LLC. We believe that this decrease in the quarterly cash dividend will help us continue to execute our expansion plans through accretive RV dealership acquisitions.

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

Acquisitions and Capital Expenditures

During the three months ended March 31, 2024, the RV and Outdoor Retail segment purchased real property for an aggregate purchase price of $1.2 million.

Over the next twelve months, our expansion of dealerships through construction and acquisition is expected to cost between $70.0 million and $90.0 million from a combination of business acquisitions and capital expenditures relating to land, buildings, and improvements. These cost estimates exclude amounts for acquired inventories, which are primarily financed through our Floor Plan Facility. Additionally, the cost estimates do not consider potential funding received through sale leaseback transactions or other means for real estate and construction activities. We are in the early stages of evaluating additional dealership acquisition opportunities and will update our cost estimates in future periodic reports, if necessary, as there are further developments. Factors that could impact the quantity of future locations or the cost to acquire or open those locations include, but are not limited to, our ability to locate potential acquisition targets or greenfield locations in a geographic area and at a cost that meets our success criteria; continued strong cash flow generation from our operations to fund these acquisitions and new locations; and availability of financing on our Floor Plan Facility. We expect the additional cash requirements of the other announced initiatives to be immaterial.

2019 Strategic Shift and Active Sports Restructuring

See “Restructuring” above for a summary of the ongoing cash requirements related to our restructuring activities.

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

As of March 31, 2024, December 31, 2023, and March 31, 2023, we had working capital of $381.6 million, $401.3 million, and $654.1 million, respectively, including $29.7 million, $39.6 million, and $72.8 million, respectively, of cash and cash equivalents. Our working capital reflects the cash provided by deferred revenue and gains reported under current liabilities of $95.9 million, $92.4 million, and $94.2 million as of March 31, 2024, December 31, 2023, and March 31, 2023, respectively. Deferred revenue primarily consists of cash collected for club memberships and roadside assistance contracts in advance of services to be provided, which is deferred and recognized as revenue over the life of the membership, and deferred revenue for the annual guide. We use net proceeds from this deferred membership revenue to lower our long-term borrowings and finance our working capital needs. Our Floor Plan Facility includes a flooring line aggregate interest reduction (“FLAIR”) offset account that allows us to transfer cash as an offset to the payables under the Floor Plan Facility. The FLAIR offset account at March 31, 2024 was $147.7 million, $34.1 million of which could have been withdrawn while remaining in compliance with the financial covenants of the Floor Plan Facility.

Seasonality

We have experienced, and expect to continue to experience, variability in revenue, net income, and cash flows as a result of annual seasonality in our business (see Note 1 — Summary of Significant Accounting Policies — Seasonality to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q).

Cash Flow

The following table shows summary cash flow information for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(In thousands)	2024	2023
Net cash (used in) provided by operating activities	$(67,982)	$199,217
Net cash used in investing activities	(59,498)	(20,687)
Net cash provided by (used in) financing activities	117,551	(235,833)
Net decrease in cash and cash equivalents	$(9,929)	$(57,303)

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

Net cash used in operating activities was $68.0 million in the three months ended March 31, 2024, a decrease of $267.2 million from $199.2 million of net cash provided by operating activities in the three months ended March 31, 2023. The decrease was primarily due to a $137.6 million decrease in the working capital adjustment for inventory, a $55.7 million reduction in net income, a $39.5 million decrease in the working capital adjustment for accounts payable and other accrued expenses, a $28.7 million decrease in the working capital adjustment for prepaid expenses and other assets, a $16.1 million decrease in the working capital adjustment for receivables and contracts in transit, a $1.0 million decrease in non-cash lease expense, a $1.2 million decrease in long-lived asset impairment, a $1.2 million decrease in equity-based compensation and a $0.5 million increase in deferred income taxes, partially offset by a $6.6 million increase in loss on sale or disposal of assets, a $5.8 million increase in the working capital adjustment for deferred revenue, a $4.7 million in increase in depreciation and amortization, a $3.4 million decrease in the working capital adjustment for other, net, and a $0.5 million increase in provisions for losses on accounts receivable.

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

The table below summarizes our capital expenditures for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(In thousands)	2024	2023
IT hardware and software	$5,146	$3,074
Greenfield and acquired dealership locations	3,999	11,757
Existing store locations	12,916	9,776
Corporate and other	3,866	707
Total capital expenditures	$25,927	$25,314

Our capital expenditures consist primarily of investing in acquired and greenfield retail and RV dealership locations, existing retail locations, information technology, hardware, and software. The expected minimum capital expenditures relating to new dealerships and real estate purchases through December 31, 2024 are discussed above. As of March 31, 2024, we had entered into contracts for construction of new dealership buildings for an aggregate future commitment of capital expenditures of $26.7 million. There were no other material commitments for capital expenditures as of March 31, 2024.

Net cash used in investing activities was $59.5 million for the three months ended March 31, 2024. The $59.5 million of cash used in investing activities was comprised of $58.8 million for the acquisition of RV dealerships, net of cash acquired, $25.9 million of capital expenditures primarily related to retail locations, $1.2 million for the purchases of real property, and $0.1 million for the purchases of intangible assets, partially offset by $23.9 million of proceeds from the sale of real property, $2.6 million of proceeds from the sale of intangible assets, and $0.1 million of proceeds from the sale of property and equipment.

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

Our net cash provided by financing activities was $117.6 million for the three months ended March 31, 2024. The $117.6 million of cash provided by financing activities was primarily due to $93.3 million of net proceeds from borrowings under the Floor Plan Facility, $55.6 million of proceeds from long-term debt, $43.0 million from borrowings on revolving line of credit and $0.1 million of proceeds from exercise of stock options, partially offset by $32.0 million of payments on the revolving line of credit, $23.4 million payments on long-term debt, $9.9 million of member distributions, $5.6 million of dividends paid on Class A common stock, $1.8 million for finance lease payments, $0.9 million of payment of debt issuance costs, and $0.7 million of withholding taxes paid upon the vesting of restricted stock units.

Our net cash used in financing activities was $235.8 million for the three months ended March 31, 2023. The $235.8 million of cash used in financing activities was primarily due to $249.8 million of net payments on borrowings under the Floor Plan Facility, $27.8 million of dividends paid on Class A common stock, $9.1 million of payments on long-term debt, $6.0 million of member distributions, $1.2 million for finance lease payments, $0.8 million for debt issuance costs payments, and $0.3 million of withholding taxes paid upon the vesting of restricted stock units, partially offset by $59.2 million of proceeds from long-term debt.

Summary of Credit Facilities, Other Long-Term Debt, and Finance Lease Arrangements

As of March 31, 2024, we had outstanding debt in the form of our Senior Secured Credit Facilities, our Floor Plan Facility, our Real Estate Facilities, other long-term debt, and finance lease obligations. We may from time to time seek to refinance, retire or exchange our outstanding debt. Such refinancings, repayments or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

The following table shows a summary of the outstanding balances, current portion, and remaining available borrowings under our credit facilities, other long-term debt and finance lease arrangements (see definitions and further details in Note 3 – Inventories and Floor Plan Payables, Note 7 – Long-Term Debt, and Note 8 – Leases to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q) at March 31, 2024:

			Current	Remaining
(In thousands)	Outstanding		Portion	Available
Floor Plan Facility:
Notes payable - floor plan	$1,414,696		$1,414,696	$164,800	(1)
Revolving line of credit	31,885		—	38,115	(2)
Senior Secured Credit Facilities:
Term Loan Facility	1,343,580		14,015	—
Revolving Credit Facility	—		—	22,750	(3)
Other:
Real Estate Facilities	219,068	(4)	11,310	7,390	(4)
Other long-term debt	8,168		326	—
Finance lease obligations	155,298		19,014	—
	$3,172,695		$1,459,361	$233,055

(1)	The unencumbered borrowing capacity for the Floor Plan Facility represents the additional borrowing capacity less any accounts payable for sold inventory and less any purchase commitments. Additional borrowings are subject to the vehicle collateral requirements under the Floor Plan Facility. The Floor Plan Facility also includes an accordion feature allowing us, at our option, to request to increase the aggregate amount of the floor plan notes payable in $50.0 million increments up to a maximum amount of $300.0 million. The Floor Plan Lenders are not under any obligation to provide commitments in respect of any future increase under the accordion feature.
(2)	The revolving line of credit borrowings are subject to a borrowing base calculation but were not limited as of March 31, 2024.
(3)	The Revolving Credit Facility remaining available balance was reduced by outstanding undrawn letters of credit. The Credit Agreement requires compliance with a Total Net Leverage Ratio covenant when borrowings on the Revolving Credit Facility (excluding certain amounts relating to letters of credit) is over a 35%, or $22.8 million, threshold (Note 7 – Long-Term Debt to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q). The otherwise remaining available borrowings of $60.1 million were reduced by $37.3 million to $22.8 million in light of this financial covenant at March 31, 2024.

(4)	Additional borrowings on the Real Estate Facilities are subject to a debt service coverage ratio covenant and to the property collateral requirements under the Real Estate Facilities. Under the M&T Real Estate Facility, we have an option to request an additional $100.0 million of principal capacity. The lenders under the M&T Real Estate Facility are not under any obligation to provide commitments in respect of any such increase.

We have experienced an increase in interest rates, which are expected to remain elevated throughout 2024. As of March 31, 2024 and 2023, the applicable interest rate for the floor plan notes payable under the Floor Plan Facility was 7.87% and 6.63%, respectively. As of March 31, 2024 and 2023, the average interest rate for the Term Loan Facility was 7.94% and 7.20%, respectively. The increase in interest rates and, to a lesser extent, higher average principal balances on our Real Estate Facilities have resulted in a combined year-over-year increase of our floor plan interest expense and other interest expense, net of $12.1 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, respectively.

Sale/Leaseback Arrangements

We have in the past and may in the future enter into sale-leaseback transactions to finance certain property acquisitions and capital expenditures, pursuant to which we sell property and/or leasehold improvements to third parties and agree to lease those assets back for a certain period of time. Such sales generate proceeds which vary from period to period. During the three months ended March 31, 2024, we entered into sale-leaseback transactions for two properties associated with store locations in the RV and Outdoor Retail segment. We received consideration of $23.5 million of cash and recorded a gain of $0.1 million that is included in loss (gain) on sale or disposal of assets in the condensed consolidated statements of income for the three months ended March 31, 2024. We entered into a 20-year lease agreement as the lessee with each buyer of the properties.

Deferred Revenue

Deferred revenue consists of our sales for products not yet recognized as revenue at the end of a given period. Our deferred revenue as of March 31, 2024 was $161.8 million.

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

Recent Accounting Pronouncements

See Note 1 – Summary of Significant Accounting Policies to our condensed consolidated financial statements in Item 1, Part I of this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For a discussion of the Company’s quantitative and qualitative disclosures about market risks, see Item 7A. Quantitative and Qualitative Disclosures About Market Risks, in our Annual Report. As of March 31, 2024, there have been no material changes in this information.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control performed during the fiscal quarter ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.  Legal Proceedings

See Note 10 – Commitments and Contingencies to our condensed consolidated financial statements in Item 1, Part I of this Form 10-Q.

Item 1A. Risk Factors

There have been no material changes to our risk factors as previously disclosed in Item 1A of Part I of our Annual Report.

Item 2.  Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

The following table presents information related to our repurchases of Class A common stock for the periods indicated:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs(1)
January 1, 2024 to January 31, 2024	—	$—	—	$120,166,000
February 1, 2024 to February 29, 2024	—	—	—	120,166,000
March 1, 2024 to March 31, 2024	—	—	—	120,166,000
Total	—	$—	—	$120,166,000

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

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

(a)	Disclosure in lieu of reporting on a Current Report on Form 8-K.

None.

(b)	Material changes to the procedures by which security holders may recommend nominees to the board of directors.

None.

(c)	Insider trading arrangements and policies.

During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Camping World Holdings, Inc.

Date: May 3, 2024	By:	/s/ Karin L. Bell
Karin L. Bell
Chief Financial Officer

(Authorized Officer and Principal Financial Officer)