Form 10-Q
period 2024-06-30
Camping World Holdings, Inc.
filed 2024-08-01
CIK 1669779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of July 26, 2024, the registrant had 45,129,062 shares of Class A common stock, 39,466,964 shares of Class B common stock and one share of Class C common stock outstanding.

Camping World Holdings, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended June 30, 2024

BASIS OF PRESENTATION

As used in this Quarterly Report on Form 10-Q (this “Form 10-Q”), unless the context otherwise requires, references to:

●	“we,” “us,” “our,” “CWH,” the “Company,” “Camping World” and similar references refer to Camping World Holdings, Inc., and, unless referenced as “CWH” or otherwise stated, all of its subsidiaries, including CWGS Enterprises, LLC, which we refer to as “CWGS, LLC” and, unless otherwise stated, all of its subsidiaries.
●	"Active Customer" refers to a customer who has transacted with us in any of the eight most recently completed fiscal quarters prior to the date of measurement. Unless otherwise indicated, the date of measurement is June 30, 2024, our most recently completed fiscal quarter.
●	“Annual Report” refers to our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (“SEC”) on February 26, 2024.
●	“Continuing Equity Owners” refers collectively to ML Acquisition, funds controlled by Crestview Partners II GP, L.P. and the Former Profits Unit Holders and each of their permitted transferees that own common units in CWGS, LLC and who may redeem at each of their options their common units for, at our election (determined solely by our independent directors within the meaning of the rules of the New York Stock Exchange who are disinterested), cash or newly-issued shares of our Class A common stock. Direct exchanges of common units in CWGS, LLC by the Continuing Equity Owners with CWH for Class A common stock are included in the reference to “redemptions” in relation to common units in CWGS, LLC.
●	“Crestview” refers to Crestview Advisors, L.L.C., a registered investment adviser to private equity funds, including funds affiliated with Crestview Partners II GP, L.P.
●	“CWGS LLC Agreement” refers to CWGS, LLC’s amended and restated limited liability company agreement, as amended.
●	“Former Profits Unit Holders” refers collectively to Brent L. Moody and Karin L. Bell, who were executive officers through June 30, 2024 (Mr. Moody continues as a member of our Board of Directors); Andris A. Baltins and K. Dillon Schickli, who are members of our Board of Directors, and certain other current and former non-executive employees, former executive officers, and former directors, in each case, who held common units of CWGS, LLC pursuant to CWGS, LLC’s equity incentive plan that was in existence prior to our IPO and received common units of CWGS, LLC in exchange for their profits units in CWGS, LLC.
●	“ML Acquisition” refers to ML Acquisition Company, LLC, a Delaware limited liability company, indirectly controlled by our Chairman and Chief Executive Officer, Marcus A. Lemonis.
●	“ML RV Group” refers to ML RV Group, LLC, a Delaware limited liability company, wholly-owned by our Chairman and Chief Executive Officer, Marcus Lemonis.
●	“RV” refers to recreational vehicles.
●	“Tax Receivable Agreement” refers to the tax receivable agreement that the Company entered into with CWGS, LLC, each of the Continuing Equity Owners and Crestview Partners II GP, L.P. in connection with the Company’s IPO.

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

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(In Thousands Except Per Share Amounts)

	June 30,	December 31,	June 30,
	2024	2023	2023
Assets
Current assets:
Cash and cash equivalents	$23,743	$39,647	$54,458
Contracts in transit	165,033	60,229	132,466
Accounts receivable, net	128,938	128,070	119,247
Inventories	2,014,444	2,042,949	2,077,024
Prepaid expenses and other assets	68,220	48,353	56,063
Assets held for sale	8,418	29,864	4,635
Total current assets	2,408,796	2,349,112	2,443,893

Property and equipment, net	856,308	834,426	785,003
Operating lease assets	760,143	740,052	730,460
Deferred tax assets, net	150,105	157,326	141,233
Intangible assets, net	21,354	13,717	15,028
Goodwill	731,015	711,222	655,744
Other assets	34,387	39,829	31,732
Total assets	$4,962,108	$4,845,684	$4,803,093
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$260,390	$133,516	$200,516
Accrued liabilities	187,120	149,096	192,639
Deferred revenues	99,045	92,366	96,850
Current portion of operating lease liabilities	62,795	63,695	61,808
Current portion of finance lease liabilities	7,335	17,133	5,337
Current portion of Tax Receivable Agreement liability	12,277	12,943	13,999
Current portion of long-term debt	24,082	22,121	26,766
Notes payable – floor plan, net	1,296,352	1,371,145	1,155,356
Other current liabilities	80,343	68,536	84,552
Liabilities related to assets held for sale	—	17,288	4,125
Total current liabilities	2,029,739	1,947,839	1,841,948

Operating lease liabilities, net of current portion	788,613	763,958	753,999
Finance lease liabilities, net of current portion	134,538	97,751	99,341
Tax Receivable Agreement liability, net of current portion	137,589	149,866	151,053
Revolving line of credit	31,885	20,885	20,885
Long-term debt, net of current portion	1,513,986	1,498,958	1,521,629
Deferred revenues	66,981	66,780	69,809
Other long-term liabilities	92,140	85,440	86,186
Total liabilities	4,795,471	4,631,477	4,544,850
Commitments and contingencies
Stockholders' equity:
Preferred stock, par value $0.01 per share – 20,000 shares authorized; none issued and outstanding	—	—	—
Class A common stock, par value $0.01 per share – 250,000 shares authorized; 49,571, 49,571 and 49,571 shares issued, respectively; 45,115, 45,020 and 44,525 shares outstanding, respectively	496	496	496
Class B common stock, par value $0.0001 per share – 75,000 shares authorized; 39,466, 39,466 and 39,466 shares issued, respectively; 39,466, 39,466 and 39,466 shares outstanding, respectively	4	4	4
Class C common stock, par value $0.0001 per share – 0.001 share authorized, issued and outstanding	—	—	—
Additional paid-in capital	100,076	98,280	115,844
Treasury stock, at cost; 4,456, 4,551, and 5,046 shares, respectively	(156,116)	(159,440)	(176,783)
Retained earnings	161,434	185,244	197,293
Total stockholders' equity attributable to Camping World Holdings, Inc.	105,894	124,584	136,854
Non-controlling interests	60,743	89,623	121,389
Total stockholders' equity	166,637	214,207	258,243
Total liabilities and stockholders' equity	$4,962,108	$4,845,684	$4,803,093

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(In Thousands Except Per Share Amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenue:
Good Sam Services and Plans	$52,548	$51,038	$98,229	$97,405
RV and Outdoor Retail
New vehicles	847,105	800,903	1,503,191	1,447,655
Used vehicles	480,774	622,962	818,459	1,067,708
Products, service and other	235,947	247,760	413,841	455,421
Finance and insurance, net	179,016	166,934	314,470	296,706
Good Sam Club	11,115	11,124	22,332	22,706
Subtotal	1,753,957	1,849,683	3,072,293	3,290,196
Total revenue	1,806,505	1,900,721	3,170,522	3,387,601
Costs applicable to revenue (exclusive of depreciation and amortization shown separately below):
Good Sam Services and Plans	17,192	17,671	32,375	33,823
RV and Outdoor Retail
New vehicles	717,650	677,376	1,282,689	1,234,918
Used vehicles	389,601	480,419	668,134	822,366
Products, service and other	132,933	153,043	234,608	282,061
Good Sam Club	1,470	1,110	2,660	2,311
Subtotal	1,241,654	1,311,948	2,188,091	2,341,656
Total costs applicable to revenue	1,258,846	1,329,619	2,220,466	2,375,479
Operating expenses:
Selling, general, and administrative	419,676	420,887	791,149	786,613
Depreciation and amortization	20,032	17,206	39,322	31,843
Long-lived asset impairment	4,584	477	10,411	7,522
Lease termination	40	—	40	—
Loss (gain) on sale or disposal of assets	7,945	(145)	9,530	(5,132)
Total operating expenses	452,277	438,425	850,452	820,846
Income from operations	95,382	132,677	99,604	191,276
Other expense:
Floor plan interest expense	(27,799)	(20,672)	(55,681)	(41,482)
Other interest expense, net	(36,153)	(33,518)	(72,247)	(64,631)
Other expense, net	(81)	(183)	(175)	(1,683)
Total other expense	(64,033)	(54,373)	(128,103)	(107,796)
Income (loss) before income taxes	31,349	78,304	(28,499)	83,480
Income tax (expense) benefit	(7,935)	(13,581)	1,107	(13,854)
Net income (loss)	23,414	64,723	(27,392)	69,626
Less: net income (loss) attributable to non-controlling interests	(13,643)	(36,020)	14,856	(37,754)
Net income (loss) attributable to Camping World Holdings, Inc.	$9,771	$28,703	$(12,536)	$31,872

Earnings (loss) per share of Class A common stock:
Basic	$0.22	$0.65	$(0.28)	$0.72
Diluted	$0.22	$0.64	$(0.28)	$0.71
Weighted average shares of Class A common stock outstanding:
Basic	45,093	44,490	45,070	44,473
Diluted	45,244	44,804	45,070	84,783

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Stockholders' Equity

(In Thousands)

							Additional				Non-
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Paid-In	Treasury Stock		Retained	Controlling
	Shares	Amounts	Shares	Amounts	Shares	Amounts	Capital	Shares	Amounts	Earnings	Interest	Total
Balance at December 31, 2023	49,571	$496	39,466	$4	—	$—	$98,280	(4,551)	$(159,440)	$185,244	$89,623	$214,207
Equity-based compensation	—	—	—	—	—	—	2,751	—	—	—	2,446	5,197
Exercise of stock options	—	—	—	—	—	—	(30)	2	81	—	—	51
Non-controlling interest adjustment for capital contribution of proceeds from the exercise of stock options	—	—	—	—	—	—	(22)	—	—	—	22	—
Vesting of restricted stock units	—	—	—	—	—	—	(2,234)	74	2,595	—	(361)	—
Repurchases of Class A common stock for withholding taxes on vested RSUs	—	—	—	—	—	—	209	(24)	(867)	—	—	(658)
Distributions to holders of LLC common units	—	—	—	—	—	—	—	—	—	—	(9,947)	(9,947)
Dividends(1)	—	—	—	—	—	—	—	—	—	(5,634)	—	(5,634)
Non-controlling interest adjustment	—	—	—	—	—	—	(126)	—	—	—	126	—
Net loss	—	—	—	—	—	—	—	—	—	(22,307)	(28,499)	(50,806)
Balance at March 31, 2024	49,571	$496	39,466	$4	—	$—	$98,828	(4,499)	$(157,631)	$157,303	$53,410	$152,410
Equity-based compensation	—	—	—	—	—	—	2,858	—	—	—	2,539	5,397
Vesting of restricted stock units	—	—	—	—	—	—	(1,599)	48	1,671	—	(72)	—
Repurchases of Class A common stock for withholding taxes on vested RSUs	—	—	—	—	—	—	60	(5)	(156)	—	—	(96)
Distributions to holders of LLC common units	—	—	—	—	—	—	—	—	—	—	(8,848)	(8,848)
Dividends(1)	—	—	—	—	—	—	—	—	—	(5,640)	—	(5,640)
Non-controlling interest adjustment	—	—	—	—	—	—	(71)	—	—	—	71	—
Net income	—	—	—	—	—	—	—	—	—	9,771	13,643	23,414
Balance at June 30, 2024	49,571	$496	39,466	$4	—	$—	$100,076	(4,456)	$(156,116)	$161,434	$60,743	$166,637

(1)	The Company declared dividends per share of Class A common stock of $0.125 for the three months ended March 31, 2024 and three months ended June 30, 2024, respectively.

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Stockholders' Equity

(In Thousands)

							Additional				Non-
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Paid-In	Treasury Stock		Retained	Controlling
	Shares	Amounts	Shares	Amounts	Shares	Amounts	Capital	Shares	Amounts	Earnings	Interest	Total
Balance at December 31, 2022	47,571	$476	41,466	$4	—	—	$106,051	(5,130)	(179,732)	$221,031	$99,856	$247,686
Equity-based compensation	—	—	—	—	—	—	3,345	—	—	—	3,013	6,358
Exercise of stock options	—	—	—	—	—	—	(25)	2	66	—	—	41
Non-controlling interest adjustment for capital contribution of proceeds from the exercise of stock options	—	—	—	—	—	—	(17)	—	—	—	17	—
Vesting of restricted stock units	—	—	—	—	—	—	(1,104)	37	1,300	—	(196)	—
Repurchases of Class A common stock for withholding taxes on vested RSUs	—	—	—	—	—	—	128	(13)	(466)	—	—	(338)
Redemption of LLC common units for Class A common stock	2,000	20	(2,000)	—	—	—	9,673	—	—	—	(4,739)	4,954
Distributions to holders of LLC common units	—	—	—	—	—	—	—	—	—	—	(6,046)	(6,046)
Dividends(2)	—	—	—	—	—	—	—	—	—	(27,791)	—	(27,791)
Establishment of liabilities under the Tax Receivable Agreement and related changes to deferred tax assets associated with that liability	—	—	—	—	—	—	(4,014)	—	—	—	—	(4,014)
Non-controlling interest adjustment	—	—	—	—	—	—	(20)	—	—	—	20	—
Net income	—	—	—	—	—	—	—	—	—	3,169	1,734	4,903
Balance at March 31, 2023	49,571	$496	39,466	$4	—	$—	$114,017	(5,104)	$(178,832)	$196,409	$93,659	$225,753
Equity-based compensation	—	—	—	—	—	—	3,418	—	—	—	3,074	6,492
Exercise of stock options	—	—	—	—	—	—	(101)	8	266	—	—	165
Non-controlling interest adjustment for capital contribution of proceeds from the exercise of stock options	—	—	—	—	—	—	(70)	—	—	—	70	—
Vesting of restricted stock units	—	—	—	—	—	—	(1,965)	62	2,157	—	(192)	—
Repurchases of Class A common stock for withholding taxes on vested RSUs	—	—	—	—	—	—	87	(12)	(374)	—	—	(287)
Distributions to holders of LLC common units	—	—	—	—	—	—	—	—	—	—	(10,784)	(10,784)
Dividends(2)	—	—	—	—	—	—	—	—	—	(27,819)	—	(27,819)
Non-controlling interest adjustment	—	—	—	—	—	—	458	—	—	—	(458)	—
Net income	—	—	—	—	—	—	—	—	—	28,703	36,020	64,723
Balance at June 30, 2023	49,571	$496	39,466	$4	—	$—	$115,844	(5,046)	$(176,783)	$197,293	$121,389	$258,243

(2)	The Company declared dividends per share of Class A common stock of $0.625 for the three months ended March 31, 2023 and three months ended June 30, 2023, respectively.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(In Thousands)

	Six Months Ended June 30,
	2024	2023
Operating activities
Net (loss) income	$(27,392)	$69,626

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,322	31,843
Equity-based compensation	10,594	12,850
Loss on lease termination	40	—
Long-lived asset impairment	10,411	7,522
Loss (gain) on sale or disposal of assets	9,530	(5,132)
Provision for losses on accounts receivable	491	605
Non-cash lease expense	28,286	30,237
Accretion of original debt issuance discount	1,178	1,057
Non-cash interest	1,567	1,421
Deferred income taxes	7,221	8,306
Change in assets and liabilities, net of acquisitions:
Receivables and contracts in transit	(106,160)	(89,495)
Inventories	39,353	87,259
Prepaid expenses and other assets	(19,515)	9,152
Accounts payable and other accrued expenses	121,073	98,781
Payment pursuant to Tax Receivable Agreement	(12,943)	(10,937)
Deferred revenue	6,879	717
Operating lease liabilities	(29,145)	(29,885)
Other, net	3,551	4,037
Net cash provided by operating activities	84,341	227,964

Investing activities
Purchases of property and equipment	(48,553)	(53,053)
Proceeds from sale of property and equipment	3,583	2,034
Purchases of real property	(1,243)	(36,981)
Proceeds from the sale of real property	31,195	35,603
Purchases of businesses, net of cash acquired	(62,323)	(74,414)
Proceeds from divestiture of business	19,957	—
Purchases of and loans to other investments	—	(3,444)
Purchases of intangible assets	(142)	(1,652)
Proceeds from sale of intangible assets	2,595	—
Net cash used in investing activities	$(54,931)	$(131,907)

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(In Thousands)

	Six Months Ended June 30,
	2024	2023
Financing activities
Proceeds from long-term debt	$55,624	$59,227
Payments on long-term debt	(57,351)	(22,776)
Net payments on notes payable – floor plan, net	(19,160)	(131,462)
Borrowings on revolving line of credit	43,000	—
Payments on revolving line of credit	(32,000)	—
Payments on finance leases	(3,682)	(2,847)
Payments on sale-leaseback arrangement	(97)	(92)
Payment of debt issuance costs	(876)	(858)
Dividends on Class A common stock	(11,274)	(55,610)
Proceeds from exercise of stock options	51	143
RSU shares withheld for tax	(754)	(625)
Distributions to holders of LLC common units	(18,795)	(16,830)
Net cash used in financing activities	(45,314)	(171,730)

Decrease in cash and cash equivalents	(15,904)	(75,673)
Cash and cash equivalents at beginning of the period	39,647	130,131
Cash and cash equivalents at end of the period	$23,743	$54,458

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2024

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

The condensed consolidated financial statements as of and for the three and six months ended June 30, 2024 and 2023 are unaudited. The condensed consolidated balance sheet as of December 31, 2023 has been derived from the audited financial statements at that date but does not include all of the disclosures required by GAAP. These interim condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 26, 2024. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.

CWH has sole voting power in and control of the management of CWGS, LLC (see Note 15 — Stockholders’ Equity). CWH’s position as sole managing member of CWGS, LLC includes periods where CWH held a minority economic interest in CWGS, LLC. As of June 30, 2024, December 31, 2023, and June 30, 2023, CWH owned 53.0%, 52.9%, and 52.6%, respectively, of CWGS, LLC. Accordingly, the Company consolidates the financial results of CWGS, LLC and reports a non-controlling interest in its condensed consolidated financial statements.

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

2. Revenue

Contract Assets

As of June 30, 2024, December 31, 2023, and June 30, 2023 contract assets of $13.0 million, $16.1 million and $17.3 million, respectively, relating to RV service revenues, were included in accounts receivable in the accompanying condensed consolidated balance sheets.

Deferred Revenues

The Company records deferred revenues when cash payments are received or due in advance of the Company’s performance, net of estimated refunds that are presented separately as a component of accrued liabilities. For the six months ended June 30, 2024, the Company estimates approximately $57.0 million of revenues recognized were included in the deferred revenue balance at the beginning of the period. These estimates consider factors including, but not limited to, average service term, cash received for the period, cancellations, contract extensions, and upgrades.

As of June 30, 2024, the Company had unsatisfied performance obligations primarily relating to plans for its roadside assistance, Good Sam Club memberships and loyalty point program, Coast to Coast memberships, the annual campground guide, and magazine publication revenue streams. The total unsatisfied performance obligations for these revenue streams at June 30, 2024 and the periods during which the Company expects to recognize the amounts as revenue are presented as follows (in thousands):

As of
June 30, 2024
2024	$60,853
2025	56,551
2026	24,681
2027	12,927
2028	6,560
Thereafter	4,454
Total	$166,026

3. Inventories and Floor Plan Payables

Inventories consisted of the following (in thousands):

	June 30,	December 31,	June 30,
	2024	2023	2023
Good Sam services and plans	$333	$452	$565
New RVs	1,477,510	1,378,403	1,206,493
Used RVs	349,843	464,833	651,396
Products, parts, accessories and other	186,758	199,261	218,570
	$2,014,444	$2,042,949	$2,077,024

Substantially all of the Company’s new RV inventory and certain of its used RV inventory, included in the RV and Outdoor Retail segment, is financed by a floor plan credit agreement (“Floor Plan Facility”) with a syndication of banks (“Floor Plan Lenders”).

As of June 30, 2024, December 31, 2023, and June 30, 2023, the applicable interest rate for the floor plan notes payable under the Floor Plan Facility was 7.87%, 7.28%, and 7.00%, respectively. As of June 30, 2024, December 31, 2023, and June 30, 2023, the applicable interest rate for revolving line of credit borrowings under the Floor Plan Facility was 7.62%, 7.63%, and 7.35%, respectively. Additionally, under the Floor Plan Facility, the revolving line of credit borrowings are limited by a borrowing base calculation, which did not limit the borrowing capacity at June 30, 2024, December 31, 2023, and June 30, 2023.

Management has determined that the credit agreement governing the Floor Plan Facility includes subjective acceleration clauses, which could impact debt classification. Management believes that no events have occurred at June 30, 2024 that would trigger a subjective acceleration clause. Additionally, the credit agreement governing the Floor Plan Facility contains certain financial covenants. FreedomRoads, LLC was in compliance with all financial debt covenants at June 30, 2024, December 31, 2023, and June 30, 2023.

The following table details the outstanding amounts and available borrowings under the Floor Plan Facility as of June 30, 2024 and December 31, 2023, and June 30, 2023 (in thousands):

	June 30,	December 31,	June 30,
	2024	2023	2023
Floor Plan Facility
Notes payable - floor plan:
Total commitment	$1,850,000	$1,850,000	$1,700,000
Less: borrowings, net of FLAIR offset account	(1,296,352)	(1,371,145)	(1,155,356)
Less: FLAIR offset account(1)	(199,522)	(145,047)	(133,483)
Additional borrowing capacity	354,126	333,808	411,161
Less: short-term payable for sold inventory(2)	(97,209)	(41,577)	(66,624)
Less: purchase commitments(3)	(31,382)	(27,420)	(22,039)
Unencumbered borrowing capacity	$225,535	$264,811	$322,498

Revolving line of credit:	$70,000	$70,000	$70,000
Less: borrowings	(31,885)	(20,885)	(20,885)
Additional borrowing capacity	$38,115	$49,115	$49,115

Letters of credit:
Total commitment	$30,000	$30,000	$30,000
Less: outstanding letters of credit	(12,300)	(12,300)	(11,371)
Additional letters of credit capacity	$17,700	$17,700	$18,629

(1)	Flooring line aggregate interest reduction (“FLAIR”) offset account that allows the Company to transfer cash to the Floor Plan Lenders as an offset to the payables under the Floor Plan Facility. The FLAIR offset account does not reduce the outstanding amount of loans under the Floor Plan Facility for purposes of determining the unencumbered borrowing capacity under the Floor Plan Facility.
(2)	The short-term payable represents the amount due for sold inventory. A payment for any floor plan units sold is due within three to ten business days of sale. Due to the short-term nature of these payables, the Company reclassifies the amounts from notes payable‒floor plan, net to accounts payable in the condensed consolidated balance sheets. Changes in the vehicle floor plan payable are reported as cash flows from financing activities in the condensed consolidated statements of cash flows.
(3)	Purchase commitments represent vehicles approved for floor plan financing where the inventory has not yet been received by the Company from the supplier and no floor plan borrowing is outstanding.

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

As of June 30, 2024, the total restructuring costs associated with the Active Sports Restructuring were $6.5 million. The breakdown of these restructuring costs is as follows:

●	one-time employee termination benefits relating to the specialty retail store and distribution center closures of $0.2 million;
●	incremental inventory reserve charges of $4.3 million;
●	lease termination charges of $0.4 million; and
●	other associated costs of $1.5 million.

The following table details the costs incurred during the three and six months ended June 30, 2024 and 2023 associated with the Active Sports Restructuring (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Active Sports Restructuring costs:
One-time termination benefits(1)	$—	$193	$—	$193
Incremental inventory reserve charges(1)	—	2,646	—	2,646
Other associated costs(2)	276	420	536	420
Total Active Sports Restructuring costs	$276	$3,259	$536	$3,259

(1)	These costs were included in costs applicable to revenues – products, service and other in the condensed consolidated statements of operations.

(2)	Other associated costs primarily represent lease and other operating expenses incurred during the post-close wind-down period for the Active Sports Restructuring for the periods presented and were included primarily in selling, general, and administrative expenses in the condensed consolidated statements of operations.

The following table details changes in the restructuring accrual associated with the Active Sports Restructuring (in thousands):

	One-time	Other
	Termination	Associated
	Benefits	Costs (1)	Total
Balance at March 31, 2023	$—	$—	$—
Charged to expense	193	420	613
Paid or otherwise settled	(193)	(420)	(613)
Balance at June 30, 2023	—	—	—
Charged to expense	—	583	583
Paid or otherwise settled	—	(583)	(583)
Balance at December 31, 2023	—	—	—
Charged to expense	—	536	536
Paid or otherwise settled	—	(536)	(536)
Balance at June 30, 2024	$—	$—	$—

(1)	Other associated costs primarily represent labor, lease and other operating expenses incurred during the post-close wind-down period for the specialty retail location and distribution centers related to the Active Sports Restructuring.

Long-Lived Asset Impairment

During the three months ended March 31, 2023, the Company recorded an impairment charge totaling $6.6 million related to the Active Sports Restructuring, of which $4.5 million related to intangible assets, and $2.1 million related to other long-lived asset categories.

Additionally, during the three and six months ended June 30, 2024 and 2023, the Company had indicators of impairment of the long-lived assets for certain locations, which were unrelated to the Active Sports Restructuring. Such indicators primarily included decreases in market rental rates or market value of real property for closed locations, or based on the Company’s review of location performance in the normal course of business. As a result of updating certain assumptions in the long-lived asset impairment analysis for these locations, the Company determined that the fair value of certain long-lived assets were below their carrying value and were impaired.

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

The following table details long-lived asset impairment charges by type of long-lived asset and by restructuring activity, all of which relate to the RV and Outdoor Retail segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Long-lived asset impairment charges by type of long-lived asset:
Leasehold improvements	$1,195	$—	$3,480	$740
Operating lease right of use assets	3,037	476	4,327	476
Building and improvements	352	—	2,604	—
Furniture and equipment	—	—	—	329
Software	—	—	—	1,362
Construction in progress and software in development	—	—	—	113
Intangible assets	—	—	—	4,501
Total long-lived asset impairment charges	$4,584	$476	$10,411	$7,521

Long-lived asset impairment charges by restructuring activity:
Active Sports Restructuring	$—	$—	$—	$6,648
Unrelated to restructuring activities	4,584	476	10,411	873
Total long-lived asset impairment charges	$4,584	$476	$10,411	$7,521

5. Assets Held for Sale and Business Divestiture

As of June 30, 2024, December 31, 2023, and June 30, 2023, three, five, and two RV and Outdoor Retail segment properties, respectively, met the criteria to be classified as held for sale. Additionally, as of December 31, 2023 and June 30, 2023, certain of these properties had associated secured borrowings under the Company’s Real Estate Facilities (see Note 7 — Long-Term Debt for definition and further details).

The following table presents the components of assets held for sale and liabilities related to assets held for sale at June 30, 2024, December 31, 2023, and June 30, 2023 (in thousands):

	June 30,	December 31,	June 30,
	2024	2023	2023
Assets held for sale:
Property and equipment, net	$8,418	$29,864	$4,635
	$8,418	$29,864	$4,635
Liabilities related to assets held for sale:
Current portion of long-term debt	$—	$864	$206
Long-term debt, net of current portion	—	16,424	3,919
	$—	$17,288	$4,125

Additionally, on May 3, 2024, the Company closed on the sale of certain assets of the RV and Outdoor Retail segment’s RV furniture business (“CWDS”) and, in connection with the sale, entered into a supply agreement (“Supplier Agreement”) with the buyer and the sublease of certain properties and equipment to the buyer. The approximately $30.4 million fair value of consideration received from the divestiture were comprised of approximately $20.0 million of cash consideration, $9.5 million of an intangible asset for the Supplier Agreement, and $0.9 million of cash consideration as a holdback to be released by the buyer after one year less any offset for expenditures that were indemnified by the Company. The divested net assets of CWDS were comprised primarily of approximately $28.8 million of products, parts, accessories and other inventories, $0.9 million of net intangible assets, $1.2 million of accounts payable assumed and $8.9 million of goodwill allocated from the RV and Outdoor Retail segment based on the relative fair value of CWDS. This divestiture transaction resulted in a loss of $7.1 million and is included in loss (gain) on sale or disposal of assets in the condensed consolidated statements of operations for the three and six months ended June 30, 2024. The Company believes that it will gain operational efficiencies by exiting the manufacture of RV furniture and focusing its resources on the sourcing and sale of its RV and aftermarket accessory products. The fair value of the Supplier Agreement intangible asset was estimated as the present value of the estimated benefits that a market participant would receive under the Supplier Agreement, such as favorable pricing and rebates, over the term of the agreement, which is categorized as a Level 3 measurement. This Supplier Agreement intangible asset is expected to be amortized over the term of the agreement of approximately 10 years.

6. Goodwill and Intangible Assets

Goodwill

The following table presents a summary of changes in the Company’s goodwill by segment for the six months ended June 30, 2024 and 2023 (in thousands):

	Good Sam
	Services and	RV and
	Plans	Outdoor Retail	Consolidated
Balance at December 31, 2022 (excluding impairment charges)	$71,118	$793,142	$864,260
Accumulated impairment charges	(46,884)	(194,953)	(241,837)
Balance at December 31, 2022	24,234	598,189	622,423
Acquisitions	—	33,321	33,321
Balance at June 30, 2023	24,234	631,510	655,744
Acquisitions	—	55,478	55,478
Balance at December 31, 2023	24,234	686,988	711,222
Acquisitions	1,561	27,131	28,692
Divestiture	—	(8,899)	(8,899)
Balance at June 30, 2024	$25,795	$705,220	$731,015

Intangible Assets

Finite-lived intangible assets and related accumulated amortization consisted of the following at June 30, 2024, December 31, 2023 and June 30, 2023 (in thousands):

	June 30, 2024
	Cost or	Accumulated
	Fair Value	Amortization	Net
Good Sam Services and Plans:
Membership, customer lists and other	$9,740	(9,389)	$351
Trademarks and trade names	2,132	(308)	1,824
Websites and developed technology	3,650	(1,336)	2,314
RV and Outdoor Retail:
Customer lists, domain names and other	4,154	(2,551)	1,603
Supplier lists and agreements	9,500	(148)	9,352
Trademarks and trade names	26,526	(21,335)	5,191
Websites and developed technology	6,345	(5,626)	719
	$62,047	$(40,693)	$21,354

	December 31, 2023
	Cost or	Accumulated
	Fair Value	Amortization	Net
Good Sam Services and Plans:
Membership, customer lists and other	$9,640	$(9,246)	$394
Trademarks and trade names	2,132	(238)	1,894
Websites and developed technology	3,050	(1,118)	1,932
RV and Outdoor Retail:
Customer lists and domain names	5,543	(3,269)	2,274
Supplier lists and agreements	1,696	(1,102)	594
Trademarks and trade names	27,251	(21,390)	5,861
Websites and developed technology	6,325	(5,557)	768
	$55,637	$(41,920)	$13,717

	June 30, 2023
	Cost or	Accumulated
	Fair Value	Amortization	Net
Good Sam Services and Plans:
Membership, customer lists and other	$9,640	$(9,110)	$530
Trademarks and trade names	2,132	(166)	1,966
Websites and developed technology	3,050	(900)	2,150
RV and Outdoor Retail:
Customer lists and domain names and other	5,268	(2,936)	2,332
Supplier lists and agreements	1,696	(933)	763
Trademarks and trade names	27,251	(20,494)	6,757
Websites and developed technology	6,032	(5,502)	530
	$55,069	$(40,041)	$15,028

7. Long-Term Debt

Outstanding long-term debt consisted of the following (in thousands):

	June 30,	December 31,	June 30,
	2024	2023	2023
Term Loan Facility (1)	$1,340,942	$1,346,229	$1,351,543
Real Estate Facilities (2)	189,039	166,604	188,449
Other Long-Term Debt	8,087	8,246	8,403
Subtotal	1,538,068	1,521,079	1,548,395
Less: current portion	(24,082)	(22,121)	(26,766)
Total	$1,513,986	$1,498,958	$1,521,629

(1)	Net of $10.8 million, $12.0 million, and $13.2 million of original issue discount at June 30, 2024, December 31, 2023, and June 30, 2023, respectively, and $4.2 million, $4.7 million, and $5.3 million of finance costs at June 30, 2024, December 31, 2023, and June 30, 2023, respectively.
(2)	Net of $3.6 million, $3.3 million, and $3.6 million of finance costs at June 30, 2024, December 31, 2023, and June 30, 2023, respectively.

Senior Secured Credit Facilities

As of June 30, 2024, December 31, 2023, and June 30, 2023, CWGS Group, LLC (the “Borrower”), a wholly-owned subsidiary of CWGS, LLC, was party to a credit agreement (the “Credit Agreement”) for a term loan facility (the “Term Loan Facility”) and a revolving credit facility (the “Revolving Credit Facility” and collectively the “Senior Secured Credit Facilities”).

The following table details the outstanding amounts and available borrowings under the Senior Secured Credit Facilities as of (in thousands):

	June 30,	December 31,	June 30,
	2024	2023	2023
Senior Secured Credit Facilities:
Term Loan Facility:
Principal amount of borrowings	$1,400,000	$1,400,000	$1,400,000
Less: cumulative principal payments	(44,041)	(37,034)	(30,026)
Less: unamortized original issue discount	(10,839)	(12,016)	(13,167)
Less: unamortized finance costs	(4,178)	(4,721)	(5,264)
	1,340,942	1,346,229	1,351,543
Less: current portion	(14,015)	(14,015)	(14,015)
Long-term debt, net of current portion	$1,326,927	$1,332,214	$1,337,528
Revolving Credit Facility:
Total commitment	$65,000	$65,000	$65,000
Less: outstanding letters of credit	(4,930)	(4,930)	(4,930)
Less: total net leverage ratio borrowing limitation	(37,320)	(37,320)	(37,320)
Additional borrowing capacity	$22,750	$22,750	$22,750

As of June 30, 2024, December 31, 2023, and June 30, 2023, the average interest rate on the Term Loan Facility was 7.96%, 7.97%, and 7.66%, respectively, and the effective interest rate was 8.19%, 8.21%, and 7.90%, respectively.

Management has determined that the Senior Secured Credit Facilities include subjective acceleration clauses, which could impact debt classification. Management believes that no events have occurred at June 30, 2024 that would trigger a subjective acceleration clause.

The Credit Agreement requires the Borrower and its subsidiaries to comply on a quarterly basis with a maximum Total Net Leverage Ratio (as defined in the Credit Agreement), which covenant is in effect only if, as of the end of each calendar quarter, the aggregate amount of borrowings under the revolving credit facility, letters of credit and unreimbursed letter of credit disbursements outstanding at such time is greater than 35%

of the total commitment on the Revolving Credit Facility (excluding (i) up to $15.0 million attributable to any outstanding undrawn letters of credit and (ii) any cash collateralized or backstopped letters of credit), as defined in the Credit Agreement. As of June 30, 2024, the Company was not subject to this covenant as borrowings under the Revolving Credit Facility did not exceed the 35% threshold, however the Company’s borrowing capacity was reduced by $37.3 million in light of this covenant. The Company was in compliance with all applicable financial debt covenants at June 30, 2024, December 31, 2023, and June 30, 2023.

Real Estate Facilities

As of June 30, 2024, December 31, 2023, and June 30, 2023, subsidiaries of FRHP Lincolnshire, LLC (“FRHP”), an indirect wholly-owned subsidiary of CWGS, LLC, were parties to a credit agreement with a syndication of banks for a real estate credit facility (the “M&T Real Estate Facility”). During the six months ended June 30, 2024 and 2023, FRHP borrowed an additional $55.6 million and $59.2 million, respectively, under the M&T Real Estate Facility. During the six months ended June 30, 2024, FRHP repaid $38.6 million of the M&T Real Estate Facility relating to six properties.

As of June 30, 2024, December 31, 2023, and June 30, 2023, Camping World Property, LLC, successor by conversion to Camping World Property, Inc. (the ‘‘Real Estate Borrower’’), an indirect wholly-owned subsidiary of CWGS, LLC, and CIBC Bank USA (“Lender”), were parties to loan and security agreements for real estate credit facilities ((as amended from time to time, the “First CIBC Real Estate Facility”, the “Second CIBC Real Estate Facility”, and the “Third CIBC Real Estate Facility”, respectively, and collectively the “CIBC Real Estate Facilities”) and together with the M&T Real Estate Facility, the “Real Estate Facilities”). In June 2023, the Real Estate Borrower sold one property located in Franklin, Kentucky, which was secured by the Second CIBC Real Estate Facility. As part of the settlement of the property sale, the outstanding balance of the Second CIBC Real Estate Facility of $7.4 million was repaid and terminated by the Real Estate Borrower. In May 2024, the Real Estate Borrower repaid the outstanding balance of the Third Real Estate Facility of $8.9 million, which related to the facility for the operations of CWDS in Elkhart, Indiana (see Note 5 — Assets Held for Sale and Business Divestiture).

The following table shows a summary of the outstanding balances, remaining available borrowings, and weighted average interest rate under the M&T Real Estate Facility and the CIBC Real Estate Facilities (collectively the “Real Estate Facilities”) at June 30, 2024:

	As of June 30, 2024
		Remaining		Wtd. Average
(In thousands)	Outstanding(1)	Available(2)		Interest Rate
Real Estate Facilities
M&T Real Estate Facility	$185,524	$7,390	(3)	7.63%
First CIBC Real Estate Facility	3,515	—		8.28%
	$189,039	$7,390

(1)	Outstanding principal amounts are net of unamortized finance costs.
(2)	Amounts cannot be reborrowed.
(3)	Additional borrowings on the M&T Real Estate Facility are subject to a debt service coverage ratio covenant and to the property collateral requirements under the M&T Real Estate Facility.

Management has determined that the credit agreements governing the Real Estate Facilities include subjective acceleration clauses, which could impact debt classification. Management believes that no events have occurred at June 30, 2024 that would trigger a subjective acceleration clause. Additionally, the Real Estate Facilities are subject to certain cross default provisions, a debt service coverage ratio, and other customary covenants. The Company was in compliance with all financial debt covenants at June 30, 2024, December 31, 2023, and June 30, 2023.

Other Long-Term Debt

As of June 30, 2024, the outstanding principal balance of other long-term debt was $8.1 million with a weighted average interest rate of 4.27%.

8. Lease Obligations

The following table presents certain information related to the costs for leases where the Company is the lessee (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease cost	$29,294	$29,376	$58,484	$58,581
Finance lease cost:
Amortization of finance lease assets	2,836	2,068	5,696	(745)
Interest on finance lease liabilities	2,380	1,540	4,846	2,939
Short-term lease cost	459	550	836	1,064
Variable lease cost	7,561	6,128	12,890	12,417
Sublease income	(917)	(675)	(1,571)	(1,332)
Net lease costs	$41,613	$38,987	$81,181	$72,924

As of June 30, 2024, December 31, 2023, and June 30, 2023, finance lease assets of $125.5 million, $100.4 million, and $91.6 million, respectively, were included in property and equipment, net in the accompanying condensed consolidated balance sheets.

The following table presents supplemental cash flow information related to leases (in thousands):

	Six Months Ended June 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$59,338	$58,227
Operating cash flows for finance leases	4,846	2,934
Financing cash flows for finance leases	3,695	2,847
Lease assets obtained in exchange for lease liabilities:
New, remeasured and terminated operating leases	52,715	18,872
New, remeasured and terminated finance leases	30,771	7,700

During the six months ended June 30, 2024, the Company entered into sale-leaseback transactions for two properties associated with store locations in the RV and Outdoor Retail segment. The Company received consideration of $23.5 million of cash and recorded a gain of $0.1 million that is included in loss (gain) on sale or disposal of assets in the condensed consolidated statements of income for the six months ended June 30, 2024. The Company entered into a 20-year lease agreement as the lessee with each buyer of the properties.

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

Recurring Fair Value Measurements

The following table presents the reported carrying values and the fair values by level of the Company’s assets and liabilities measured at fair value on a recurring basis:

	June 30, 2024		December 31, 2023		June 30, 2023
($ in thousands)	Carrying Value	Level 3	Carrying Value	Level 3	Carrying Value	Level 3
Assets:
Derived participation investment	$1,771	$1,771	$—	$—	$—	$—
Liabilities:
Acquisition-related contingent consideration	368	368	—	—	—	—

Derived Participation Investment

The Company has entered into an arrangement with a consumer financing partner to invest in a participation interest in the cash flows of certain financing transactions under the white label financing program with such consumer financing partner. The fair value of this investment was estimated by discounting the projected cash flows subject to the participation interest. The assumptions in the analysis included loan losses, prepayments, and recoveries derived based on historical observation of such data pertaining to the RV industry, as well as other relevant industries with loan structure similar to that of the RV industry. This is categorized as a Level 3 measurement and there was no significant change in fair value during the three and six months ended June 30, 2024.

Contingent Consideration

The Company’s contingent consideration liability was established as part of the consideration for the acquisition of a tire rescue roadside assistance business in June 2024. The fair value of this liability was estimated as the present value of the probability weighted milestone payments at each of the first two anniversaries of the date of the acquisition for a maximum aggregate payment of $0.5 million if all milestones are reached. The assumptions in the analysis included the Company’s assessment of the probability that the milestones will be reached and a discount rate based primarily on the Company’s credit risk and its ability to pay. This is categorized as a Level 3 measurement and there was no significant change in fair value during the three and six months ended June 30, 2024.

Other Fair Value Disclosures

There have been no transfers of assets or liabilities between the fair value measurement levels and there were no material re-measurements to fair value during 2024 and 2023 of assets and liabilities that are not measured at fair value on a recurring basis.

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

	Fair Value	June 30, 2024		December 31, 2023		June 30, 2023
($ in thousands)	Measurement	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Term Loan Facility	Level 2	$1,340,942	$1,315,280	$1,346,229	$1,328,892	$1,351,543	$1,383,674
Floor Plan Facility Revolving Line of Credit	Level 2	31,885	32,729	20,885	21,732	20,885	21,327
Real Estate Facilities(1)	Level 2	189,039	199,566	183,892	195,029	192,574	200,797
Other Long-Term Debt	Level 2	8,087	6,665	8,246	6,702	8,403	6,947

(1)	The carrying value of Real Estate Facilities at December 31, 2023 and June 30, 2023, include $17.3 million and $4.1 million, respectively, reported as liabilities related to assets held for sale in the condensed consolidated balance sheet.

10. Commitments and Contingencies

Litigation

Weissmann Complaint

On June 22, 2021, FreedomRoads Holding Company, LLC (“FR Holdco”), an indirect wholly-owned subsidiary of CWGS, LLC, filed a one-count complaint captioned FreedomRoads Holding Company, LLC v. Steve Weissmann in the Circuit Court of Cook County, Illinois against Steve Weissmann (“Weissmann”) for breach of contractual obligation under note guarantee (the “Note”) (the “Weissmann Complaint”). On October 8, 2021, Weissmann brought a counterclaim against FR Holdco and third-party defendants Marcus Lemonis, NBCUniversal Media, LLC, the Consumer National Broadcasting Company, Camping World, Inc. (“CW”), and Machete Productions (“Machete”) (the “Weissmann Counterclaim”), in which he alleges claims in connection with the Note and his appearance on the reality television show The Profit. Weissmann alleges the following causes of action against FR Holdco and all third-party defendants, including CW: (i) fraud; (ii) fraud in the inducement; (iii) fraudulent concealment; (iv) breach of fiduciary duty; (v) defamation; (vi) defamation per se; (vii) false light; (viii) intentional infliction of emotional distress; (ix) negligence; (x) unjust enrichment; and (xi) RICO § 1962. Weissmann seeks costs and damages in an amount to be proven at trial but no less than the amount in the Note (approximately $2.5 million); in connection with his RICO claim, Weissmann asserts he is entitled to damages in the amount of three times the Note. On February 18, 2022, NBCUniversal, CNBC, and Machete filed a motion to compel arbitration (the “NBC Arbitration Motion”). On May 5, 2022, an agreed order was filed staying the litigation in favor of arbitration. On May 31, 2022, FR Holdco filed an arbitration demand against Weissmann for collection on the Note. Weissmann filed his response and counterclaims, and third-party claims against FR Holdco, CW, Marcus Lemonis, NBCUniversal, and Machete on July 7, 2022. On or about July 21, 2022, FR Holdco and the other respondents filed their responses and affirmative defenses. On March 11, 2024, FR Holdco’s arbitration demand and the Weissmann arbitration demand were tried before a single arbitrator pursuant to the JAMS streamlined arbitration rules in a confidential arbitration hearing. On May 23, 2024, the arbitrator issued an interim award in favor of FR Holdco in the amount of $4,318,892.22, plus interest, costs, and attorneys’ fees as set forth in the Tumbleweed bankruptcy plan and to be determined by the arbitrator in subsequent proceedings. On July 31, 2024, the arbitrator heard the parties’ arguments on the amount of attorneys’ fees and costs owed to FR Holdco, after Weissmann conceded in a written briefing the obligation to pay attorneys’ fees and costs to FR Holdco as the prevailing party.

Tumbleweed Complaint

On November 10, 2021, Tumbleweed Tiny House Company, Inc. (“Tumbleweed”) filed a complaint against FR Holdco, CW, Marcus Lemonis, NBCUniversal Media, LLC, and Machete Productions in which Tumbleweed alleges claims in connection with the Note and its appearance on the reality television show The Profit (the “Tumbleweed Complaint”), seeking primarily monetary damages. Tumbleweed alleges the following claims against the defendants, including FR Holdco and CW: (i) fraud; (ii) false promise; (iii) breach of fiduciary duty (and aiding and abetting the same); (iv) breach of contract; (v) breach of oral contract; (vi) tortious interference with prospective economic advantage; (vii) fraud in the inducement; (viii) negligent misrepresentation; (ix) fraudulent concealment; (x) conspiracy; (xi) unlawful business practices; (xii) defamation; and (xiii) declaratory judgment. On April 21, 2022, the Court granted a motion to compel arbitration filed by NBCUniversal and joined by all defendants, including FR Holdco, CW, and Marcus Lemonis, compelling Tumbleweed’s claims to arbitration. Tumbleweed served its arbitration demand on FR Holdco, CW, and Marcus Lemonis on May 17, 2022. FR Holdco, CW, and Marcus Lemonis filed responses and affirmative defenses on May 31, 2022. On July 20, 2022, pursuant to the JAMS streamlined arbitration rules, the Tumbleweed Complaint was consolidated together with the Weissmann Complaint. The parties have exchanged discovery. On March 11, 2024, FR Holdco’s arbitration demand and the Weissman arbitration demand were tried before a single arbitrator pursuant to the JAMS streamlined arbitration rules in a confidential arbitration hearing. On May 23, 2024, the arbitrator issued an interim award in favor of all respondents, including FR Holdco, CW, and Lemonis. On July 31, 2024, the arbitrator heard the parties arguments on the amount of attorneys’ fees and costs owed to FR Holdco, CW, Lemonis, and the other defendants, after Tumbleweed conceded the obligation to pay attorneys’ fees and costs to the prevailing parties.

Precise Complaint

On May 3, 2022, Lynn E. Feldman, Esquire, in her capacity as the Chapter 7 Trustee (the “Trustee”) for the Estate of Precise Graphix, LLC (the “Precise Estate”) filed a complaint against NBCUniversal Media, LLC, Machete Corporation, and CW in which the Trustee alleges claims on behalf of the Precise Estate in connection with its appearance on The Profit and subsequent commercial relationship with CW (the “Precise Complaint”), seeking primarily monetary damages from CW. The Trustee alleges the following claims against defendants, including CW: (i) fraud; (ii) false promise; (iii) breach of fiduciary duty; (iv) breach of contract; (v) breach of oral contract; (vi) fraud in the inducement; (vii) negligent misrepresentation; (viii) fraudulent concealment; (ix) conspiracy; (x) unlawful business practices in violation of California Business and Professions

Code §17200; (xi) aiding and abetting; (xii) breach of fiduciary duty; and (xiii) declaratory judgment. The Trustee did not serve the Precise Complaint on CW. On July 3, 2022, the Precise Estate filed its arbitration demand against CW, NBCUniversal, and Machete alleging substantially similar claims as the Precise Complaint. On April 4, 2023, the Precise Estate’s arbitration demand was tried before a single arbitrator pursuant to the JAMS streamlined arbitration rules in a confidential arbitration hearing. On May 31, 2023, the Arbitration was concluded and an award was entered by the Arbitrator against the Precise Estate in the amount of $7.1 million (the “Final Award”), of which CW would be entitled to $3.7 million. On June 13, 2023, the Trustee filed a notice of appeal of the Final Award with JAMS. On June 29, 2023, CW advanced the Trustee’s portion of the fee required by JAMS to advance the appeal. On July 5, 2023, CW filed an application in the United States Bankruptcy Court for the Eastern District of Pennsylvania (the “USBC”) seeking an order, inter alia, allowing the JAMS fee as an administrative expense of the Precise Estate. On July 14, 2023, the Trustee and respondents, including CW, filed a stipulation and agreed order (the “Stipulation”) as follows: (1) upon approval and entry of the Stipulation, CW’s claim for $3,500 shall be allowed and reimbursed; (2) the Trustee will notify JAMS that she is irrevocably withdrawing and ending her pending appeal of the Final Award; and (3) the Trustee will not dispute the amount of the Final Award. On July 17, 2023, the USBC entered the Stipulation as an order, which became final upon the expiration of the ten (10) day appeal period. Precise withdrew its appeal and on August 14, 2023 JAMS closed the arbitration. On September 25, 2023, the Superior Court of the State of California, upon motion by defendants, confirmed the arbitration award. On October 6, 2023, defendants filed an application in the matter of In re: Precise Graphix, LLC, pending in the United States Bankruptcy Court for the Eastern District of Pennsylvania (the “Bankruptcy Court”) seeking to have the fee award deemed an administrative expense in the Precise Estate. On April 4, 2024, the Trustee, CW, and the Precise Estate entered into a settlement agreement which provides for, among other things, an allowed claim against the Precise Estate in favor of CW in the amount of $3.7 million, a portion of which is payable upon the entry of a final order of the Bankruptcy Estate approving the settlement agreement and mutual releases from the parties (the “Settlement Agreement”). On May 7, 2024, the Bankruptcy Court approved the Settlement Agreement.

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

Supplier Agreement

In connection with the divestiture of CWDS, the Company entered into a Supplier Agreement with the buyer that requires the Company to purchase an aggregate $250.0 million of product over the approximately 10-year term of the Supplier Agreement. See Note 5 — Assets Held for Sale and Business Divestiture for a discussion of the divestiture of CWDS.

Financial Assurances

In the normal course of business, the Company obtains standby letters of credit and surety bonds from financial institutions and other third parties. These instruments guarantee the Company’s future performance and provide third parties with financial and performance assurance in the event that the Company does not perform. These instruments support a wide variety of the Company’s business activities. As of June 30, 2024, December 31, 2023, and June 30, 2023, outstanding standby letters of credit issued through our Floor Plan Facility were $12.3 million, $12.3 million, and $11.4 million, respectively (see Note 3 — Inventories and Floor Plan Payables). The outstanding standby letters of credit issued through the Senior Secured Credit Facilities as of June 30, 2024, December 31, 2023, and June 30, 2023 were $4.9 million (see Note 7 — Long-Term Debt). As of June 30, 2024, December 31, 2023, and June 30, 2023, outstanding surety bonds were $24.3 million, $23.2 million, and $23.4 million, respectively. The underlying liabilities to which these instruments relate are reflected on the Company’s condensed consolidated balance sheets, where applicable. Therefore, no additional liability is reflected for the letters of credit and surety bonds themselves.

11. Statement of Cash Flows

Supplemental disclosures of cash flow information for the following periods (in thousands) were as follows:

	Six months ended June 30,
	2024	2023
Cash paid during the period for:
Interest	$125,997	$82,200
Income taxes	2,694	2,323
Non-cash investing and financing activities:
Vehicles transferred (from) to property and equipment (to) from inventory	(3)	161
Capital expenditures in accounts payable and accrued liabilities	6,781	7,447
Contingent consideration recognized as partial consideration for purchase of a business	368	—
Fair value of holdback receivable recognized as partial consideration for divestiture of a business	933	—
Supplier agreement intangible asset recognized as partial consideration for divestiture of a business	9,500	—
Prior period deposit applied to portion of purchase price of RV dealership acquisition	8,873	—
Purchase of real property through assumption of other long-term debt	—	5,185
Note receivable exchanged for amounts owed by other investment	—	2,153
Par value of Class A common stock issued for redemption of common units in CWGS, LLC	—	20
Cost of treasury stock issued for vested restricted stock units	4,266	3,457

12. Acquisitions

During the six months ended June 30, 2024 and 2023, subsidiaries of the Company acquired the assets of multiple RV dealerships that constituted businesses under GAAP. The Company used cash and borrowings under its Floor Plan Facility to complete the acquisitions. The Company considers acquisitions of independent dealerships to be a fast and capital efficient alternative to opening new store locations to expand its business and grow its customer base. The acquired businesses were recorded at their estimated fair values under the acquisition method of accounting. The balance of the purchase prices in excess of the fair values of net assets acquired were recorded as goodwill.

During the six months ended June 30, 2024, the RV and Outdoor Retail segment acquired the assets of various RV dealerships comprised of nine locations for an aggregate purchase price of approximately $69.4 million, of which one RV dealership had not opened by June 30, 2024. Separate from these acquisitions, during the six months ended June 30, 2024, the Company purchased real property for an aggregate purchase price of $1.2 million. Additionally, in June 2024, the Good Sam Services and Plans segment acquired the assets of a tire rescue roadside assistance business for $1.8 million in cash and up to an aggregate $0.5 million of milestone payments of which half is potentially payable at each of the first two anniversaries of the date of the acquisition. These potential milestone payments were recorded as contingent consideration with a fair value of $0.4 million. The tire rescue roadside assistance business included a robust dispatch platform and strong network of service providers, which provide an opportunity to serve our customer base more effectively and reduce cost.

During the six months ended June 30, 2023, the RV and Outdoor Retail segment acquired the assets of various RV dealerships comprised of eight locations for an aggregate purchase price of approximately $74.4 million. Separate from these acquisitions, during the six months ended June 30, 2023, the Company purchased real property of $42.2 million, of which $5.2 million was paid through the assumption of the related promissory note.

The estimated fair values of the assets acquired and liabilities assumed for the acquisitions discussed above consist of the following, net of insignificant measurement period adjustments relating to acquisitions from the respective previous year:

	Six Months Ended June 30,
($ in thousands)	2024	2023
Tangible assets (liabilities) acquired (assumed):
Accounts receivable, net	$4	$—
Inventories, net	39,439	40,391
Prepaid expenses and other assets	—	144
Property and equipment, net	296	746
Operating lease assets	15,328	916
Accounts payable	(5)	—
Accrued liabilities	(35)	—
Current portion of operating lease liabilities	(1,112)	(208)
Other current liabilities	(22)	(188)
Operating lease liabilities, net of current portion	(14,216)	(708)
Total tangible net assets acquired	39,677	41,093
Intangible assets acquired:
Supplier and customer relationships	2,595	—
Websites and developed technology	600	—
Total intangible assets acquired	3,195	—
Goodwill	28,692	33,321
Purchase price of acquisitions	71,564	74,414
Application of deposit paid in prior period	(8,873)	—
Contingent consideration	(368)	—
Cash paid for acquisitions, net of cash acquired	62,323	74,414
Inventory purchases financed via floor plan	(49,162)	(31,188)
Cash payment net of floor plan financing	$13,161	$43,226

The fair values above for the six months ended June 30, 2024 are preliminary as they are subject to measurement period adjustments for up to one year from the date of acquisition as new information is obtained about facts and circumstances that existed as of the acquisition date relating to the valuation of the acquired assets, primarily the acquired inventories. For the six months ended June 30, 2024, the fair values include a measurement period adjustment to record $2.6 million of other intangible assets from a RV dealership acquisition that occurred during the year ended December 31, 2023. These intangible assets had an estimated useful life of 15 years; however, these intangible assets were sold for $2.6 million during the six months ended June 30, 2024. Developed technology intangible asset acquired of $0.6 million has an estimated useful life of five years.

The primary items that generated the goodwill are the value of the expected synergies between the acquired businesses and the Company and the acquired assembled workforce, neither of which qualify for recognition as a separately identified intangible asset. For the six months ended June 30, 2024 and 2023, acquired goodwill of $28.7 million and $33.3 million, respectively, was expected to be deductible for tax purposes.

Included in the condensed consolidated financial statements for the six months ended June 30, 2024 was revenue of $38.1 million and pre-tax income of $1.2 million from the acquired dealerships from the applicable acquisition dates. Included in the condensed consolidated financial statements for the six months ended June 30, 2024 were insignificant amounts of revenue and pre-tax income from the acquired tire rescue roadside assistance business from the applicable acquisition date. Included in the condensed consolidated financial statements for the six months ended June 30, 2023 were revenue of $12.8 million and pre-tax loss of

$1.1 million from the acquired dealerships from the applicable acquisition dates. Pro forma information on these acquisitions has not been included, because the Company has deemed them to not be individually or cumulatively material.

13. Income Taxes

CWH is organized as a Subchapter C corporation and, as of June 30, 2024, is a 53.0% owner of CWGS, LLC (see Note 16 — Non-Controlling Interests). CWGS, LLC is organized as a limited liability company and treated as a partnership for U.S. federal and most applicable state and local income tax purposes and as such, is generally not subject to any U.S. federal entity-level income taxes. However, certain CWGS, LLC subsidiaries, including Americas Road and Travel Club, Inc. and FreedomRoads RV, Inc. and their wholly-owned subsidiaries, are subject to entity-level taxes as they are Subchapter C corporations (“C-Corps”).

Effective Income Tax Rate

For the six months ended June 30, 2024 and 2023, the Company's effective income tax rate was 3.9% and 16.6%, respectively. The effective tax rate differed from the federal statutory rate of 21.0% primarily due to state taxes and a portion of the Company’s earnings being attributable to non-controlling interests in limited liability companies, which are not subject to entity level taxes. Additionally, the June 30, 2023 effective tax rate was favorably impacted by the benefit of the CWI LLC Conversion effective in January 2023.

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

During the six months ended June 30, 2024, there were no redemptions of common units by Continuing Equity Owners.

14. Related Party Transactions

Transactions with Directors, Equity Holders and Executive Officers

FreedomRoads leases various RV dealership locations from managers and officers. During the six months ended June 30, 2023, the related party lease expense for these locations was $3.0 million, which was included in selling, general, and administrative expenses in the condensed consolidated statements of operations. For the six months ended June 30, 2024 there was no related party lease expense.

From January 2012 until its expiration in March 2024, FreedomRoads was the lessee of what is now its previous corporate headquarters in Lincolnshire, Illinois (as amended from time to time, the “Lincolnshire Lease”). There were $0.2 million of rental payments for this lease for the three months ended June 30, 2023, which included common area maintenance charges. For the six months ended June 30, 2024 and 2023, rental payments for the Lincolnshire Lease, including common area maintenance charges, were $0.2 million and $0.5 million, respectively, which were included in selling, general, and administrative expenses in the condensed consolidated statements of operations. The Company’s Chairman and Chief Executive Officer had personally guaranteed the Lincolnshire Lease.

15. Stockholders’ Equity

Stock Repurchase Program

During the six months ended June 30, 2024 and 2023, the Company did not repurchase Class A common stock under the stock repurchase program. Repurchases under the stock repurchase program are subject to any applicable limitations on the availability of funds to be distributed to the Company by CWGS, LLC to fund repurchases and may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases to be determined at the Company’s discretion, depending on market conditions and corporate needs. Open market repurchases will be structured to occur in accordance with applicable federal securities laws, including within the pricing and volume requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The Company may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of its shares under this authorization. This program does not obligate the Company to acquire any particular amount of Class A common stock and the program may be extended, modified, suspended or discontinued at any time at the Board’s discretion. The Company expects to fund the repurchases using cash on hand. As of June 30, 2024, the remaining approved amount for repurchases of Class A common stock under the share repurchase program was approximately $120.2 million and the program expires on December 31, 2025.

16. Non-Controlling Interests

The following table summarizes the CWGS, LLC common unit ownership by CWH and the Continuing Equity Owners:

	As of June 30, 2024		As of December 31, 2023		As of June 30, 2023
	Common Units	Ownership %	Common Units	Ownership %	Common Units	Ownership %
CWH	45,115,012	53.0%	45,020,116	52.9%	44,525,108	52.6%
Continuing Equity Owners	40,044,536	47.0%	40,044,536	47.1%	40,044,536	47.4%
Total	85,159,548	100.0%	85,064,652	100.0%	84,569,644	100.0%

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

The following table summarizes the effects of changes in ownership in CWGS, LLC on the Company’s equity:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Net income (loss) attributable to Camping World Holdings, Inc.	$9,771	$28,703	$(12,536)	$31,872
Transfers to non-controlling interests:
Decrease in additional paid-in capital as a result of the purchase of common units from CWGS, LLC with proceeds from the exercise of stock options	—	(70)	(22)	(87)
Decrease in additional paid-in capital as a result of the vesting of restricted stock units	(1,599)	(1,965)	(3,833)	(3,069)
Increase in additional paid-in capital as a result of repurchases of Class A common stock for withholding taxes on vested RSUs	60	87	269	215
Increase in additional paid-in capital as a result of the redemption of common units of CWGS, LLC	—	—	—	9,673
Change from net income (loss) attributable to Camping World Holdings, Inc. and transfers to non-controlling interests	$8,232	$26,755	$(16,122)	$38,604

17. Equity-Based Compensation Plans

The following table summarizes the equity-based compensation that has been included in the following line items within the condensed consolidated statements of operations during:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Equity-based compensation expense:
Costs applicable to revenue	$89	$222	$181	$354
Selling, general, and administrative	5,308	6,270	10,413	12,497
Total equity-based compensation expense	$5,397	$6,492	$10,594	$12,850

The following table summarizes stock option activity for the six months ended June 30, 2024:

Stock Options
(in thousands)
Outstanding at December 31, 2023	193
Exercised	(2)
Forfeited	(6)
Outstanding and exercisable at June 30, 2024	185

The following table summarizes restricted stock unit (“RSU”) activity for the six months ended June 30, 2024:

Restricted
Stock Units
(in thousands)
Outstanding at December 31, 2023	1,875
Granted	633
Vested	(122)
Forfeited	(55)
Outstanding at June 30, 2024	2,331

During the six months ended June 30, 2024, the Company granted 290,310 RSUs to non-executive employees with an aggregate grant date fair value of $7.4 million and weighted-average grant date fair value of $25.59 per RSU, which will be recognized, net of forfeitures, over a vesting period of five years.

In accordance with the Company’s non-employee director compensation policy, a newly-appointed non-employee director received an initial grant of 750 RSUs in March 2024 and the six non-employee directors each received grants of 6,913 RSUs on the date of the Company’s annual stockholders’ meeting in May 2024 with an aggregate grant date fair value of $0.9 million and a weighted-average grant date fair value of $21.80 per RSU, which will be recognized, net of forfeitures, over a vesting period of one year.

Additionally, 300,000 RSUs were granted in aggregate to three executive officers with an effective date of July 1, 2024 in conjunction with those executive officers’ amended and restated employment agreements. Although the effective date of the grants was July 1, 2024, these RSU grants met the criteria for a grant date for accounting purposes during the three months ended June 30, 2024. These RSUs were recorded as if they had been granted during the three months ended June 30, 2024 with an aggregate grant date fair value of $5.3 million and a weighted-average grant date fair value of $17.52 per RSU, which will be recognized, net of forfeitures, over a vesting period of five years.

18. Earnings (Loss) Per Share

Basic earnings (loss) per share of Class A common stock is computed by dividing net income (loss) attributable to Camping World Holdings, Inc. by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted earnings (loss) per share of Class A common stock is computed by dividing net income (loss) attributable to Camping World Holdings, Inc. by the weighted-average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive securities.

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings (loss) per share of Class A common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands except per share amounts)	2024	2023	2024	2023
Numerator:
Net income (loss)	$23,414	$64,723	$(27,392)	$69,626
Less: net income (loss) attributable to non-controlling interests	(13,643)	(36,020)	14,856	(37,754)
Net income (loss) attributable to Camping World Holdings, Inc. — basic	$9,771	$28,703	$(12,536)	$31,872
Add: reallocation of net income attributable to non-controlling interests from the assumed dilutive effect of stock options and RSUs	19	101	—	—
Add: reallocation of net income attributable to non-controlling interests from the assumed redemption of common units of CWGS, LLC for Class A common stock	—	—	—	28,569
Net income (loss) attributable to Camping World Holdings, Inc. — diluted	$9,790	$28,804	$(12,536)	$60,441
Denominator:
Weighted-average shares of Class A common stock outstanding — basic	45,093	44,490	45,070	44,473
Dilutive options to purchase Class A common stock	—	29	—	22
Dilutive restricted stock units	151	285	—	243
Dilutive common units of CWGS, LLC that are convertible into Class A common stock	—	—	—	40,045
Weighted-average shares of Class A common stock outstanding — diluted	45,244	44,804	45,070	84,783

Earnings (loss) per share of Class A common stock — basic	$0.22	$0.65	$(0.28)	$0.72
Earnings (loss) per share of Class A common stock — diluted	$0.22	$0.64	$(0.28)	$0.71

Weighted-average anti-dilutive securities excluded from the computation of diluted earnings (loss) per share of Class A common stock:
Stock options to purchase Class A common stock	186	—	188	—
Restricted stock units	1,037	1,099	1,980	1,608
Common units of CWGS, LLC that are convertible into Class A common stock	40,045	40,045	40,045	—

Shares of the Company’s Class B common stock and Class C common stock do not share in the earnings or losses of the Company and are therefore not participating securities. As such, separate basic and diluted earnings (loss) per share of Class B common stock or Class C common stock under the two-class method has not been presented.

19. Segments Information

Reportable segment revenue; segment income; floor plan interest expense; depreciation and amortization; other interest expense, net; and total assets are as follows:

	Three Months Ended June 30, 2024				Three Months Ended June 30, 2023
	Good Sam	RV and			Good Sam	RV and
	Services	Outdoor	Intersegment		Services	Outdoor	Intersegment
($ in thousands)	and Plans	Retail	Eliminations	Total	and Plans	Retail	Eliminations	Total
Revenue:
Good Sam services and plans	$52,777	$—	$(229)	$52,548	$51,132	$—	$(94)	$51,038
New vehicles	—	848,975	(1,870)	847,105	—	802,503	(1,600)	800,903
Used vehicles	—	481,887	(1,113)	480,774	—	624,291	(1,329)	622,962
Products, service and other	—	236,112	(165)	235,947	—	247,958	(198)	247,760
Finance and insurance, net	—	180,077	(1,061)	179,016	—	168,021	(1,087)	166,934
Good Sam Club	—	11,115	—	11,115	—	11,124	—	11,124
Total consolidated revenue	$52,777	$1,758,166	$(4,438)	$1,806,505	$51,132	$1,853,897	$(4,308)	$1,900,721

	Six Months Ended June 30, 2024				Six Months Ended June 30, 2023
	Good Sam	RV and			Good Sam	RV and
	Services	Outdoor	Intersegment		Services	Outdoor	Intersegment
($ in thousands)	and Plans	Retail	Eliminations	Total	and Plans	Retail	Eliminations	Total
Revenue:
Good Sam services and plans	$99,388	$—	$(1,159)	$98,229	$98,095	$—	$(690)	$97,405
New vehicles	—	1,506,496	(3,305)	1,503,191	—	1,450,433	(2,778)	1,447,655
Used vehicles	—	820,339	(1,880)	818,459	—	1,069,978	(2,270)	1,067,708
Products, service and other	—	414,127	(286)	413,841	—	455,793	(372)	455,421
Finance and insurance, net	—	315,929	(1,459)	314,470	—	298,326	(1,620)	296,706
Good Sam Club	—	22,332	—	22,332	—	22,706	—	22,706
Total consolidated revenue	$99,388	$3,079,223	$(8,089)	$3,170,522	$98,095	$3,297,236	$(7,730)	$3,387,601

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Segment income:(1)
Good Sam Services and Plans	$27,611	$26,840	$50,194	$50,459
RV and Outdoor Retail	64,154	106,156	40,763	138,740
Total segment income	91,765	132,996	90,957	189,199
Corporate & other	(4,150)	(3,785)	(7,712)	(7,562)
Depreciation and amortization	(20,032)	(17,206)	(39,322)	(31,843)
Other interest expense, net	(36,153)	(33,518)	(72,247)	(64,631)
Other expense, net	(81)	(183)	(175)	(1,683)
Income (loss) before income taxes	$31,349	$78,304	$(28,499)	$83,480

(1)	Segment income is defined as income from operations before depreciation and amortization plus floor plan interest expense.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Depreciation and amortization:
Good Sam Services and Plans	$841	$774	$1,689	$1,726
RV and Outdoor Retail	19,191	16,432	37,633	30,117
Total depreciation and amortization	$20,032	$17,206	$39,322	$31,843

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Other interest expense, net:
Good Sam Services and Plans	$(22)	$(54)	$(40)	$(109)
RV and Outdoor Retail	8,242	6,985	16,356	12,782
Subtotal	8,220	6,931	16,316	12,673
Corporate & other	27,933	26,587	55,931	51,958
Total other interest expense, net	$36,153	$33,518	$72,247	$64,631

	June 30,	December 31,	June 30,
($ in thousands)	2024	2023	2023
Assets:
Good Sam Services and Plans	$87,570	$113,619	$92,453
RV and Outdoor Retail	4,693,705	4,568,372	4,538,440
Subtotal	4,781,275	4,681,991	4,630,893
Corporate & other	180,833	163,693	172,200
Total assets	$4,962,108	$4,845,684	$4,803,093

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

For purposes of this Form 10-Q, we define an "Active Customer" as a customer who has transacted with us in any of the eight most recently completed fiscal quarters prior to the date of measurement. Unless otherwise indicated, the date of measurement is June 30, 2024, our most recently completed fiscal quarter.

Overview

Camping World Holdings, Inc. (together with its subsidiaries) is the world’s largest retailer of RVs and related products and services. Our vision is to build a long-term legacy business that makes RVing fun and easy, and our Camping World and Good Sam brands have been serving RV consumers since 1966. We strive to build long-term value for our customers, employees, and stockholders by combining a unique and comprehensive assortment of RV products and services with a national network of RV dealerships, service centers and customer support centers along with the industry’s most extensive online presence and a highly-trained and knowledgeable team of associates serving our customers, the RV lifestyle, and the communities in which we operate. We also believe that our Good Sam organization and family of services and plans uniquely enables us to connect with our customers as stewards of the RV lifestyle. On June 30, 2024, we operated a total of 215 locations, with all of them selling and/or servicing RVs. See Note 1 – Summary of Significant Accounting Policies to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

A summary of the changes in quantities and types of retail stores and changes in same stores from June 30, 2023 to June 30, 2024, are in the table below:

	RV	RV Service &		Same
	Dealerships	Retail Centers	Total	Store(1)
Number of store locations as of June 30, 2023	196	7	203	178
Opened	26	—	26	—
Converted	1	(1)	—	(1)
Closed	(12)	(2)	(14)	(11)
Achieved designation of same store (1)	—	—	—	16
Number of store locations as of June 30, 2024	211	4	215	182

(1)	Our same store revenue and units calculations for a given period include only those stores that were open both at the end of the corresponding period and at the beginning of the preceding fiscal year.

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

Industry Trends

According to the RV Industry Association’s (“RVIA”) survey of manufacturers, which almost entirely focuses on North America, wholesale shipments of new RVs for 2023 were 313,174 units, 36.5% less than in 2022. The June 2024 issue of RV RoadSigns, the quarterly forecast prepared by ITR Economics for the RVIA projected RV wholesale shipments to climb into the mid-300,000 unit range by year-end 2024, before climbing higher in 2025. RV wholesale shipments for the first six months of 2024 were 178,596 units, up 8.4% compared to the same timeframe last year per the June 2024 survey of manufacturers prepared by the RVIA.

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

Since certain of our RV manufacturers had indicated that they expected new towable vehicle average manufacturer selling prices to decline by up to 10% for 2024 model year vehicles, we focused on clearing out a significant portion of our pre-2024 model year new vehicles primarily during the fourth quarter of 2023 and early 2024 to improve the mix of our new vehicle inventory toward the lower cost 2024 model year vehicles. These new vehicle cost decreases further decreased average selling prices of new vehicles in 2024. However, for the three months ended June 30, 2024, overall new vehicle gross margins remained relatively unchanged at 15.3% as the average selling price decreases and average cost decreases mostly offset.

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

Inflation

As noted in “Industry Trends” above, we have experienced deflation with respect to new vehicles and, as a byproduct of the new vehicle pricing decrease, used vehicles. New and used vehicles regularly represent a majority of our costs. However, inflationary factors, such as increases to our other product and overhead costs, may adversely affect our operating results if the selling prices of our products and services do not increase proportionately with those increased costs or if demand for our products and services declines as a result of price increases to address inflationary costs. Additionally, our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are generally subject to inflationary increases. Further, the cost of remodeling acquired RV dealership locations and constructing new RV dealership locations is subject to inflationary increases in the costs of labor and material, which results in higher rent expense on new RV dealership locations. Finally, our credit agreements include interest rates that vary based on various benchmarks. Such rates have historically increased during periods of increasing inflation.

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

Comparison of Certain Trends to Pre-COVID-19 Pandemic Periods

New vehicle gross margins in the second quarter of 2024 were relatively similar to second quarter of 2023 and slightly above the range of gross margins for the pre-COVID-19 pandemic periods presented in the table below. Additionally, used vehicle gross margins were negatively impacted in the second quarter of 2024 from the discounting necessary to maintain used vehicles as a lower cost alternative for our customers. Beginning primarily in the fourth quarter of 2023, we adjusted our acceptable procurement cost of used vehicles to reflect the lower average market price of RVs that was driven by the lower cost 2024 models.

The following table presents vehicle gross margin and unit sale mix for the three months ended June 30, 2024 and pre-COVID-19 pandemic periods for the three months ended June 30, 2019, 2018, 2017, and 2016 (unaudited):

	Three Months Ended June 30,
	2024	2019(1)	2018(1)	2017(1)	2016(1)
Gross margin:
New vehicles	15.3%	12.5%	13.6%	15.1%	14.9%
Used vehicles	19.0%	21.6%	22.9%	25.9%	20.4%

Unit sales mix:
New vehicles	58.4%	67.9%	72.7%	70.7%	61.6%
Used vehicles	41.6%	32.1%	27.3%	29.3%	38.4%

(1)	These periods were prior to the COVID-19 pandemic.

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

More specifically, CWH is organized as a C-Corp and, as of June 30, 2024, is a 53.0% owner of CWGS, LLC. CWGS, LLC is organized as a limited liability company and treated as a partnership for U.S. federal and most applicable state and local income tax purposes and, as such is generally not subject to any U.S. federal entity-level income taxes (“Pass-Through”), with the exception of Americas Road and Travel Club, Inc. and FreedomRoads RV, Inc., and their wholly-owned subsidiaries, which are C-Corps embedded within the CWGS, LLC structure.

CWH receives an allocation of its share of the net income (loss) of CWGS, LLC based on CWH’s weighted-average ownership of CWGS, LLC for the period. CWH recognizes income tax expense on its pre-tax income including its portion of this income allocation from CWGS, LLC primarily relating to Pass-Through entities. The income tax relating to the net income (loss) of CWGS, LLC allocated to CWH that relates to separately taxed C-Corp entities is recorded within the consolidated results of CWGS, LLC. No income tax expense is recognized by the Company for the portion of net income of CWGS, LLC allocated to non-controlling interest other than income tax expense recorded by CWGS, LLC. Rather, tax distributions are paid to the non-controlling interest holders which are recorded as distributions to holders of LLC common units in the condensed consolidated statements of cash flows. CWH is subject to U.S. federal, state and local income taxes with respect to its allocable share of any taxable income of CWGS, LLC and is taxed at the prevailing corporate tax rates. For the three months ended June 30, 2024 and 2023, the Company used effective income tax rate assumptions of 25.0% and 25.3%, respectively, for income adjustments applicable to CWH when calculating the adjusted net income (loss) attributable to Camping World Holdings, Inc. ─ basic and diluted (see “Non-GAAP Financial Measures” in Part I, Item 2 of this Form 10-Q). CWGS, LLC may be liable for various other state and local taxes.

The following table presents the allocation of CWGS, LLC’s C-Corp and Pass-Through net income (loss) to CWH, the allocation of CWGS, LLC’s net income (loss) to non-controlling interests, income tax  (expense) benefit recognized by CWH, and other items:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
C-Corp portion of CWGS, LLC net income allocated to CWH	$1,762	$1,599	$2,208	$1,609
Pass-Through portion of CWGS, LLC net income (loss) allocated to CWH	13,600	38,421	(18,905)	40,335
CWGS, LLC net income (loss) allocated to CWH	15,362	40,020	(16,697)	41,944
CWGS, LLC net income (loss) allocated to noncontrolling interests	13,643	36,020	(14,856)	37,754
CWGS, LLC net income (loss)	29,005	76,040	(31,553)	79,698
Income tax (expense) benefit recorded by CWH	(5,941)	(11,656)	3,421	(10,712)
Other incremental CWH net income	350	339	740	640
Net income (loss)	$23,414	$64,723	$(27,392)	$69,626

The following table presents further information on income tax (expense) benefit:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Income tax (expense) benefit recorded by CWH	$(5,941)	$(11,656)	$3,421	$(10,712)
Income tax expense recorded by CWGS, LLC	(1,994)	(1,925)	(2,314)	(3,142)
Income tax (expense) benefit	$(7,935)	$(13,581)	$1,107	$(13,854)

Results of Operations

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

The following table sets forth information comparing the components of net income for the three months ended June 30, 2024 and 2023:

	Three Months Ended
	June 30, 2024		June 30, 2023
		Percent of		Percent of	Favorable/ (Unfavorable)
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%
Revenue:
Good Sam Services and Plans	$52,548	2.9%	$51,038	2.7%	$1,510	3.0%
RV and Outdoor Retail
New vehicles	847,105	46.9%	800,903	42.1%	46,202	5.8%
Used vehicles	480,774	26.6%	622,962	32.8%	(142,188)	(22.8%)
Products, service and other	235,947	13.1%	247,760	13.0%	(11,813)	(4.8%)
Finance and insurance, net	179,016	9.9%	166,934	8.8%	12,082	7.2%
Good Sam Club	11,115	0.6%	11,124	0.6%	(9)	(0.1%)
Subtotal	1,753,957	97.1%	1,849,683	97.3%	(95,726)	(5.2%)
Total revenue	1,806,505	100.0%	1,900,721	100.0%	(94,216)	(5.0%)

Gross profit (exclusive of depreciation and amortization shown separately below):
Good Sam Services and Plans	35,356	2.0%	33,367	1.8%	1,989	6.0%
RV and Outdoor Retail
New vehicles	129,455	7.2%	123,527	6.5%	5,928	4.8%
Used vehicles	91,173	5.0%	142,543	7.5%	(51,370)	(36.0%)
Products, service and other	103,014	5.7%	94,717	5.0%	8,297	8.8%
Finance and insurance, net	179,016	9.9%	166,934	8.8%	12,082	7.2%
Good Sam Club	9,645	0.5%	10,014	0.5%	(369)	(3.7%)
Subtotal	512,303	28.4%	537,735	28.3%	(25,432)	(4.7%)
Total gross profit	547,659	30.3%	571,102	30.0%	(23,443)	(4.1%)

Operating expenses:
Selling, general and administrative	419,676	23.2%	420,887	22.1%	1,211	0.3%
Depreciation and amortization	20,032	1.1%	17,206	0.9%	(2,826)	(16.4%)
Long-lived asset impairment	4,584	0.3%	477	0.0%	(4,107)	(861.0%)
Lease termination	40	0.0%	—	—	(40)	n/m
Loss (gain) on sale or disposal of assets	7,945	0.4%	(145)	(0.0%)	(8,090)	n/m
Total operating expenses	452,277	25.0%	438,425	23.1%	(13,852)	(3.2%)
Income from operations	95,382	5.3%	132,677	7.0%	(37,295)	(28.1%)
Other expense
Floor plan interest expense	(27,799)	(1.5%)	(20,672)	(1.1%)	(7,127)	(34.5%)
Other interest expense, net	(36,153)	(2.0%)	(33,518)	(1.8%)	(2,635)	(7.9%)
Other expense, net	(81)	(0.0%)	(183)	(0.0%)	102	55.7%
Total other expense	(64,033)	(3.5%)	(54,373)	(2.9%)	(9,660)	(17.8%)
Income before income taxes	31,349	1.7%	78,304	4.1%	(46,955)	(60.0%)
Income tax expense	(7,935)	(0.4%)	(13,581)	(0.7%)	5,646	41.6%
Net income	23,414	1.3%	64,723	3.4%	(41,309)	(63.8%)
Less: net income attributable to non-controlling interests	(13,643)	(0.8%)	(36,020)	(1.9%)	22,377	62.1%
Net income attributable to Camping World Holdings, Inc.	$9,771	0.5%	$28,703	1.5%	$(18,932)	(66.0%)

n/m – not meaningful

Supplemental Data

	Three Months Ended June 30,		Increase		Percent
	2024	2023	(decrease)		Change
Unit sales
New vehicles	22,084	18,897	3,187		16.9%
Used vehicles	15,700	17,774	(2,074)		(11.7%)
Total	37,784	36,671	1,113		3.0%

Average selling price
New vehicles	$38,358	$42,383	$(4,025)		(9.5%)
Used vehicles	30,623	35,049	(4,426)		(12.6%)

Same store unit sales(1)
New vehicles	19,824	18,065	1,759		9.7%
Used vehicles	14,269	17,195	(2,926)		(17.0%)
Total	34,093	35,260	(1,167)		(3.3%)

Same store revenue(1) ($ in 000s)
New vehicles	$761,528	$767,728	$(6,200)		(0.8%)
Used vehicles	436,111	603,063	(166,952)		(27.7%)
Products, service and other	184,785	198,381	(13,596)		(6.9%)
Finance and insurance, net	160,923	161,210	(287)		(0.2%)
Total	$1,543,347	$1,730,382	$(187,035)		(10.8%)

Average gross profit per unit
New vehicles	$5,862	$6,537	$(675)		(10.3%)
Used vehicles	5,807	8,020	(2,213)		(27.6%)
Finance and insurance, net per vehicle unit	4,738	4,552	186		4.1%
Total vehicle front-end yield(2)	10,577	11,808	(1,231)		(10.4%)

Gross margin
Good Sam Services and Plans	67.3%	65.4%	191	bps
New vehicles	15.3%	15.4%	(14)	bps
Used vehicles	19.0%	22.9%	(392)	bps
Products, service and other	43.7%	38.2%	543	bps
Finance and insurance, net	100.0%	100.0%	unch.
Good Sam Club	86.8%	90.0%	(325)	bps
Subtotal RV and Outdoor Retail	29.2%	29.1%	14	bps
Total gross margin	30.3%	30.0%	27	bps

Retail locations
RV dealerships	211	196	15		7.7%
RV service & retail centers	4	7	(3)		(42.9%)
Total	215	203	12		5.9%

RV and Outdoor Retail inventories ($ in 000s)
New vehicles	$1,477,510	$1,206,493	$271,017		22.5%
Used vehicles	349,843	651,396	(301,553)		(46.3%)
Products, parts, accessories and misc.	186,758	218,570	(31,812)		(14.6%)
Total RV and Outdoor Retail inventories	$2,014,111	$2,076,459	$(62,348)		(3.0%)

Vehicle inventory per location ($ in 000s)
New vehicle inventory per dealer location	$7,002	$6,156	$847		13.8%
Used vehicle inventory per dealer location	1,658	3,323	(1,665)		(50.1%)

Vehicle inventory turnover(3)
New vehicle inventory turnover	1.6	1.8	(0.2)		(11.7%)
Used vehicle inventory turnover	3.3	3.0	0.3		10.0%

Other data
Active Customers(4)	4,762,376	5,218,340	(455,964)		(8.7%)
Good Sam Club members (5)	1,880,126	2,036,119	(155,993)		(7.7%)
Service bays (6)	2,877	2,720	157		5.8%
Finance and insurance gross profit as a % of total vehicle revenue	13.5%	11.7%	176	bps	n/a
Same store locations	182	n/a	n/a		n/a

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

Revenue and Gross Profit

Good Sam Services and Plans

Good Sam Services and Plans revenue and gross profit increased primarily from increased contracts in force for our Good Sam Insurance Agency programs, and underwriting profit sharing for the extended vehicle warranty programs.

Good Sam Services and Plans gross margin increased primarily due to underwriting profit sharing and reduced marketing costs.

RV and Outdoor Retail

New vehicles

New vehicles revenue increased primarily due to a 16.9% increase in new vehicles sold, partially offset by a 9.5% decrease in the average selling price per new vehicle sold driven primarily by the lower cost 2024 model year travel trailers and discounting of pre-2024 model year new vehicles. On a same store basis, new vehicles revenue decreased 0.8% to $761.5 million with an increase in new vehicles sold of 9.7%, primarily due to a reduced average sales price per vehicle sold.

New vehicle gross profit increased primarily due to a 16.9% increase in new vehicle units sold, which was partially offset by the 10.3% lower gross profit per new vehicle that was driven largely by the 9.5% decrease in the average selling price per new vehicle sold discussed above. The new vehicle gross margin remained relatively unchanged with a decrease of only 14 basis points as the decrease in the average selling price of new vehicles was mostly offset by the lower cost per new vehicle sold.

Used vehicles

Used vehicles revenue decreased primarily due to both an 11.7% reduction in used vehicles sold and a 12.6% decrease in the average selling price per used vehicle sold. The decrease in used vehicles sold was due in large part to slowed procurement of used vehicles. This reduced availability and decrease in average selling price of used vehicles were driven largely as a byproduct of the lower cost and selling price of 2024 model year new vehicles, which impacted used vehicles as discussed in “Industry Trends” above. On a same store basis, used vehicles revenue decreased 27.7% to $436.1 million and used vehicles sold decreased 17.0%.

Used vehicles gross profit decreased primarily due to the used vehicle revenue decrease described above, partially offset by an 8.2% decrease in the average cost per used vehicle sold. Used vehicle gross margin decreased primarily due to a lower average selling price per used vehicle sold, partially offset by an 8.2% reduction in cost per used vehicle sold.

Products, service and other

Products, service and other revenue decreased primarily due to a reduction in sales activity resulting from our Active Sports Restructuring and fewer used vehicles sold leading to a decline in retail product attachment to vehicle sales, partially offset by increases in RV service revenue. On a same store basis, products, service and other revenue decreased 6.9% to $184.8 million for the three months ended June 30, 2024 from the three months ended June 30, 2023.

Products, service and other gross profit increased primarily due to the Active Sports Restructuring and higher labor billing rates. The increase in products, service and other gross margin was primarily due to higher labor billing rates on warranty service, the divestiture of our RV furniture business, and improvements to the pricing for aftermarket accessories.

Finance and insurance, net

Finance and insurance revenue and gross profit is recorded net, since the Company is acting as an agent in the transaction, and commission is recognized when a finance and insurance product contract payment has been received or financing has been arranged. Finance and insurance, net revenue increased $12.1 million, which was primarily a result of an increased number of contracts sold and an increase in revenue per contract. Finance and insurance, net revenue as a percentage of new and used vehicle revenue was 13.5% for the three months ended June 30, 2024, an increase from 11.7% for the three months ended June 30, 2023. On a same store basis, finance and insurance, net revenue decreased 0.2% versus the three months ended June 30, 2023.

Good Sam Club

Good Sam Club revenue and gross margin decreased slightly primarily from the 7.7% decrease in Good Sam Club members, excluding free basic plan members, partially offset by an increased rate per annual membership and increased Good Sam co-branded credit card royalty fees. The decrease in Good Sam Club members resulted from an increase in the standard membership price and the introduction of the free basic plan in late 2023 that provides for limited participation in the loyalty point program without access to the remaining member benefits. For the remainder of 2024, we expect to continue to see declines in the Good Sam Club members as a result of this price increase and the availability of the free basic plan.

Operating Expenses and Other

Selling, general and administrative expenses

Selling, general and administrative expenses decreased primarily due to $7.7 million of reduced employee compensation costs and $5.8 million of reduced professional fees and services, partially offset by $11.8 million of additional advertising expenses and $0.5 million of increased other expenses. The $7.7 million decrease in employee compensation costs includes a $1.0 million decrease in equity-based compensation, which was driven primarily by fewer average restricted stock units (“RSUs”) outstanding and a lower average grant date fair value of those RSUs.

Long-lived asset impairment

As discussed in Note 4 – Restructuring and Long-Lived Asset Impairment to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q, we recognized $4.6 million of long-lived asset impairments that were unrelated to restructuring activities during the three months ended June 30, 2024 compared to $0.5 million of long-lived asset impairments for the three months ended June 30, 2023 that related primarily to the Active Sports Restructuring.

Loss (gain) on sale or disposal of assets

The increased loss on sale or disposal of assets was driven primarily by the divestiture of our RV furniture business that resulted in a loss of $7.1 million during the three months ended June 30, 2024 (see Note 5 – Assets Held for Sale and Business Divestiture to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q).

Floor plan interest expense

The significant increase in floor plan interest expense was primarily due to a higher average floor plan balance and, to a lesser extent, an 85 basis point increase in the average floor plan borrowing rate. The average interest rate for the Floor Plan Facility for the three months ended June 30, 2024 and 2023 was 7.84% and 6.99%, respectively.

Other interest expense, net

Other interest expense, net increased primarily due to a 46 basis point increase in the Term Loan Facility average interest rate and a higher average principal balance from additional borrowings on the Company’s Real Estate Facilities and the revolving line of credit under the Floor Plan Facility (see Note 7 – Long-Term Debt and Note 3 – Inventories and Floor Plan Payables to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q). The average interest rate for the Term Loan Facility for the three months ended June 30, 2024 and 2023 was 7.96% and 7.50%, respectively.

Income tax expense

The reduction of income tax expense was primarily due to lower income generated from CWGS, LLC for which the Company is subject to U.S. federal and state taxes on its allocable share.

Segment Results

The following table sets forth a reconciliation of total segment income to consolidated income before income taxes for each of our segments for the periods presented:

	Three Months Ended
	June 30, 2024		June 30, 2023		Favorable/
		Percent of		Percent of	(Unfavorable)
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%
Revenue:
Good Sam Services and Plans	$52,777	2.9%	$51,132	2.7%	$1,645	3.2%
RV and Outdoor Retail	1,758,166	97.3%	1,853,897	97.5%	(95,731)	(5.2%)
Elimination of intersegment revenue	(4,438)	(0.2%)	(4,308)	(0.2%)	(130)	(3.0%)
Total consolidated revenue	1,806,505	100.0%	1,900,721	100.0%	(94,216)	(5.0%)
Segment income(1):
Good Sam Services and Plans	27,611	1.5%	26,840	1.4%	771	2.9%
RV and Outdoor Retail	64,154	3.6%	106,156	5.6%	(42,002)	(36.3%)
Total segment income	91,765	5.1%	132,996	7.0%	(41,231)	(31.0%)
Corporate & other	(4,150)	(0.2%)	(3,785)	(0.2%)	(365)	(9.6%)
Depreciation and amortization	(20,032)	(1.1%)	(17,206)	(0.9%)	(2,826)	(16.4%)
Other interest expense, net	(36,153)	(2.0%)	(33,518)	(1.8%)	(2,635)	(7.9%)
Other expense, net	(81)	(0.0%)	(183)	(0.0%)	102	55.7%
Income before income taxes	$31,349	1.7%	$78,304	4.1%	$(46,955)	(60.0%)

Same store revenue- RV and Outdoor Retail(2)	$1,543,347		$1,730,382		$(187,035)	(10.8%)

n/m – not meaningful

(1)	Segment income represents income for each of our reportable segments and is defined as income from operations before depreciation and amortization, plus floor plan interest expense.
(2)	Same store revenue definition not applicable to the Good Sam Services and Plans segment.

Good Sam Services and Plans

Good Sam Services and Plans revenue increased primarily from increased contracts in force for our Good Sam Insurance Agency programs, and underwriting profit sharing for the extended vehicle warranty programs.

Good Sam Services and Plans segment income increased primarily due to underwriting profit sharing, and reduced marketing costs, partially offset by increased general and administrative expenses, resulting from increased employee compensation expenses. Segment income margin decreased 18 basis points to 52.3% primarily due to increased general and administrative expenses.

RV and Outdoor Retail

RV and Outdoor Retail segment revenue decreased primarily due to a $142.4 million, or 22.8%, decrease in used vehicles revenue, and an $11.8 million, or 4.8%, decrease in products, service and other revenue, partially offset by a $46.5 million, or 5.8%, increase in new vehicles revenue, and a $12.1 million, or 7.2%, increase in finance and insurance, net revenue.

RV and Outdoor Retail segment income decreased primarily due to decreased segment gross profit of $25.6 million primarily relating to reduced volume and average sales price of used vehicles sold, which was partially offset by improved margins for products, service and other; an $8.1 million increase in loss on sale or disposal of assets that was driven primarily by the divestiture of our RV furniture business that resulted in a $7.1 million loss (see Note 5 – Assets Held for Sale and Business Divestiture to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q); a $7.1 million increase in floor plan interest expense; and a $4.1 million increase in long-lived asset impairment; partially offset by a $3.0 million decrease in selling, general and administrative expenses (see discussion of selling, general and administrative expenses above for the similar drivers of this change). RV and Outdoor Retail segment income margin decreased 208 basis points to 3.6% for the three months ended June 30, 2024 from the three months ended June 30, 2023 primarily due a lower volume of used vehicles sold and a lower average price per vehicle sold, in addition to the increased loss on sale or disposal of assets.

Results of Operations

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

The following table sets forth information comparing the components of net income for the six months ended June 30, 2024 and 2023:

	Six Months Ended
	June 30, 2024		June 30, 2023
		Percent of		Percent of	Favorable/ (Unfavorable)
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%
Revenue:
Good Sam Services and Plans	$98,229	3.1%	$97,405	2.9%	$824	0.8%
RV and Outdoor Retail:
New vehicles	1,503,191	47.4%	1,447,655	42.7%	55,536	3.8%
Used vehicles	818,459	25.8%	1,067,708	31.5%	(249,249)	(23.3%)
Products, service and other	413,841	13.1%	455,421	13.4%	(41,580)	(9.1%)
Finance and insurance, net	314,470	9.9%	296,706	8.8%	17,764	6.0%
Good Sam Club	22,332	0.7%	22,706	0.7%	(374)	(1.6%)
Subtotal	3,072,293	96.9%	3,290,196	97.1%	(217,903)	(6.6%)
Total revenue	3,170,522	100.0%	3,387,601	100.0%	(217,079)	(6.4%)

Gross profit (exclusive of depreciation and amortization shown separately below):
Good Sam Services and Plans	65,854	2.1%	63,582	1.9%	2,272	3.6%
RV and Outdoor Retail:
New vehicles	220,502	7.0%	212,737	6.3%	7,765	3.7%
Used vehicles	150,325	4.7%	245,342	7.2%	(95,017)	(38.7%)
Products, service and other	179,233	5.7%	173,360	5.1%	5,873	3.4%
Finance and insurance, net	314,470	9.9%	296,706	8.8%	17,764	6.0%
Good Sam Club	19,672	0.6%	20,395	0.6%	(723)	(3.5%)
Subtotal	884,202	27.9%	948,540	28.0%	(64,338)	(6.8%)
Total gross profit	950,056	30.0%	1,012,122	29.9%	(62,066)	(6.1%)

Operating expenses:
Selling, general and administrative expenses	791,149	25.0%	786,613	23.2%	(4,536)	(0.6%)
Depreciation and amortization	39,322	1.2%	31,843	0.9%	(7,479)	(23.5%)
Long-lived asset impairment	10,411	0.3%	7,522	0.2%	(2,889)	(38.4%)
Lease termination	40	0.0%	—	—	(40)	n/m
Loss (gain) on sale or disposal of assets	9,530	0.3%	(5,132)	(0.2%)	(14,662)	n/m
Total operating expenses	850,452	26.8%	820,846	24.2%	(29,606)	(3.6%)
Income from operations	99,604	3.1%	191,276	5.6%	(91,672)	(47.9%)
Other expense:
Floor plan interest expense	(55,681)	(1.8%)	(41,482)	(1.2%)	(14,199)	(34.2%)
Other interest expense, net	(72,247)	(2.3%)	(64,631)	(1.9%)	(7,616)	(11.8%)
Other expense, net	(175)	(0.0%)	(1,683)	(0.0%)	1,508	89.6%
Total other expense	(128,103)	(4.0%)	(107,796)	(3.2%)	(20,307)	(18.8%)
(Loss) income before income taxes	(28,499)	(0.9%)	83,480	2.5%	(111,979)	(134.1%)
Income tax benefit (expense)	1,107	0.0%	(13,854)	(0.4%)	14,961	108.0%
Net (loss) income	(27,392)	(0.9%)	69,626	2.1%	(97,018)	(139.3%)
Less: net income attributable to non-controlling interests	14,856	0.5%	(37,754)	(1.1%)	52,610	139.3%
Net (loss) income attributable to Camping World Holdings, Inc.	$(12,536)	(0.4%)	$31,872	0.9%	$(44,408)	(139.3%)

n/m – not meaningful

Supplemental Data

	Six Months Ended June 30,		Increase		Percent
	2024	2023	(decrease)		Change
Unit sales
New vehicles	38,966	32,809	6,157		18.8%
Used vehicles	26,394	30,206	(3,812)		(12.6%)
Total	65,360	63,015	2,345		3.7%

Average selling price
New vehicles	$38,577	$44,124	$(5,547)		(12.6%)
Used vehicles	31,009	35,348	(4,338)		(12.3%)

Same store unit sales(1)
New vehicles	35,447	31,591	3,856		12.2%
Used vehicles	24,299	29,321	(5,022)		(17.1%)
Total	59,746	60,912	(1,166)		(1.9%)

Same store revenue(1) ($ in 000s)
New vehicles	$1,368,241	$1,398,018	$(29,777)		(2.1%)
Used vehicles	748,589	1,037,534	(288,945)		(27.8%)
Products, service and other	329,200	356,855	(27,655)		(7.7%)
Finance and insurance, net	287,914	288,022	(108)		(0.0%)
Total	$2,733,944	$3,080,429	$(346,485)		(11.2%)

Average gross profit per unit
New vehicles	$5,659	$6,484	$(825)		(12.7%)
Used vehicles	5,695	8,122	(2,427)		(29.9%)
Finance and insurance, net per vehicle unit	4,811	4,708	103		2.2%
Total vehicle front-end yield(2)	10,485	11,978	(1,493)		(12.5%)

Gross margin
Good Sam Services and Plans	67.0%	65.3%	177	bps
New vehicles	14.7%	14.7%	(3)	bps
Used vehicles	18.4%	23.0%	(461)	bps
Products, service and other	43.3%	38.1%	524	bps
Finance and insurance, net	100.0%	100.0%	unch.	bps
Good Sam Club	88.1%	89.8%	(173)	bps
Subtotal RV and Outdoor Retail	28.8%	28.8%	(5)	bps
Total gross margin	30.0%	29.9%	9	bps

Other data
Finance and insurance gross profit as a % of total vehicle revenue	13.5%	11.8%	175	bps	n/a
Same store locations	182	n/a	n/a		n/a

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

Revenue and Gross Profit

Good Sam Services and Plans

Good Sam Services and Plans revenue increased slightly primarily from increased contracts in force for our Good Sam Insurance Agency programs, partially offset by reduced contracts in force for our extended vehicle warranty programs and reduced advertising revenue for our annual directory.

Good Sam Services and Plans gross profit and gross margin increased primarily due to increased contracts in force for our Good Sam Insurance Agency Programs and underwriter profit sharing and reduced marketing expenses.

RV and Outdoor Retail

New vehicles

New vehicles revenue increased primarily due to an 18.8% increase in new vehicles sold, partially offset by a 12.6% decrease in the average selling price per new vehicle sold driven primarily by the lower cost 2024 model year travel trailers and discounting of pre-2024 model year new vehicles. On a same store basis, new vehicles revenue decreased 2.1% to $1.4 billion with an increase in new vehicles sold of 12.2%, primarily due to a reduced average sales price per vehicle sold.

New vehicle gross profit increased primarily due to the 18.8% increase in new vehicle units sold and a 12.7% decrease in the average gross profit per new vehicle sold that was driven largely by the 12.6% decrease in average selling price per new vehicle sold discussed above. The new vehicle gross margin remained relatively unchanged as the decrease in the average cost per new vehicle sold was mostly offset by the lower average price of new vehicles.

Used vehicles

Used vehicles revenue decreased primarily due to a 12.6% reduction in used vehicles sold and a 12.3% decrease in the average selling price per used vehicle sold. The decrease in used vehicles sold was due in large part to slowed procurement of used vehicles. This reduced availability and decrease in average selling price of used vehicles were driven largely as a byproduct of the lower cost and selling price of 2024 model year new vehicles, which impacted used vehicles as discussed in “Industry Trends” above. On a same store basis, used vehicles revenue decreased 27.8% to $748.6 million, and used vehicles sold decreased 17.1%.

Used vehicles gross profit decreased primarily due to the used vehicle revenue decrease described above, partially offset by a 7.0% decrease in the average cost per used vehicle sold. Used vehicle gross margin decreased primarily due to a lower average selling price per used vehicle sold, partially offset by a 7.0% reduction in cost per used vehicle sold.

Products, service and other

Products, service and other revenue decreased primarily due to a reduction in sales activity resulting from our Active Sports Restructuring, the divestiture of our RV furniture business, and fewer used vehicles sold led to a decline in retail product attachment to vehicle sales, partially offset by increases in RV service revenue.

On a same store basis, products, service and other revenue decreased 7.7% to $329.2 million for the six months ended June 30, 2024 from the six months ended June 30, 2023.

Products, service and other gross profit increased primarily due to higher labor billing rates. The increase in products, service and other gross margin was primarily due to higher labor billing rates on warranty service, improvements to the pricing for aftermarket accessories, the divestiture of our RV furniture business, and the Active Sports Restructuring.

Finance and insurance, net

Finance and insurance revenue and gross profit is recorded net, since the Company is acting as an agent in the transaction, and commission is recognized when a finance and insurance product contract payment has been received or financing has been arranged. Finance and insurance, net revenue increased $17.8 million, which was primarily a result of an increased number of contracts sold and an increase in revenue per contract. Finance and insurance, net revenue as a percentage of new and used vehicle revenue was 13.5% for the six months ended June 30, 2024, an increase from 11.8% for the six months ended June 30, 2023. On a same store basis, finance and insurance, net revenue remained relatively unchanged from the six months ended June 30, 2023.

Good Sam Club

Good Sam Club revenue and gross margin decreased slightly from a 7.7% decrease in Good Sam Club members, excluding free basic plan members, partially offset by an increased rate per annual membership and increased in Good Sam branded credit card fees. The decrease in Good Sam Club members resulted from an increase in the standard membership price and the introduction of the free basic plan in late 2023 that provides for limited participation in the loyalty point program without access to the remaining member benefits. For the remainder of 2024, we expect to continue to see declines in the Good Sam Club members as a result of this price increase and the availability of the free basic plan.

Operating Expenses and Other

Selling, general and administrative expenses

Selling, general and administrative expenses increased primarily due to $19.8 million of additional advertising expenses and $2.4 million of increased other expenses, partially offset by reduced employee compensation costs of $13.6 million, which included a decrease in equity-based compensation expense of $2.1 million. The decrease in equity-based compensation was driven primarily by fewer average RSUs outstanding and a lower average grant date fair value of those RSUs.

Long-lived asset impairment

As discussed in Note 4 – Restructuring and Long-Lived Asset Impairment to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q, we recognized $10.4 million of long-lived asset impairments that were unrelated to restructuring activities during the six months ended June 30, 2024 compared to $7.5 million of long-lived asset impairments for the six months ended June 30, 2023 that related primarily to the Active Sports Restructuring.

Loss (gain) on sale or disposal of assets

The increased loss on sale or disposal of assets was driven primarily by the divestiture of our RV furniture business that resulted in a loss of $7.1 million during the three months ended June 30, 2024 (see Note 5 – Assets Held for Sale and Business Divestiture to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q). Additionally, for the six months ended June 30, 2023, the gain on sale or disposal of assets related primarily to the sale of properties.

Floor plan interest expense

The significant increase in floor plan interest expense was primarily due to a 107 basis point increase in the average floor plan borrowing rate, and an increase in the average floor plan balance. The average interest rate for the Floor Plan Facility for the six months ended June 30, 2024 and 2023 was 7.76% and 6.69%, respectively.

Other interest expense, net

Other interest expense, net increased primarily due to a 61 basis point increase in the Term Loan Facility average interest rate and a higher average principal balance from additional borrowings on the Company’s Real Estate Facilities and the revolving line of credit under the Floor Plan Facility (see Note 7 – Long-Term Debt and Note 3 – Inventories and Floor Plan Payables to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q).  The average interest rate for the Term Loan Facility for the six months ended June 30, 2024 and 2023 was 7.96% and 7.36%, respectively. The average interest rate on the M&T Real Estate Facility for the six months ended June 30, 2024 and 2023 was 7.63% and 7.10%, respectively.

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

Segment Results

The following table sets forth a reconciliation of total segment income to consolidated income before income taxes for each of our segments for the periods presented:

	Six Months Ended
	June 30, 2024		June 30, 2023		Favorable/
		Percent of		Percent of	(Unfavorable)
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%
Revenue:
Good Sam Services and Plans	$99,388	3.1%	$98,095	2.9%	$1,293	1.3%
RV and Outdoor Retail	3,079,223	97.1%	3,297,236	97.3%	(218,013)	(6.6%)
Elimination of intersegment revenue	(8,089)	(0.3%)	(7,730)	(0.2%)	(359)	(4.6%)
Total consolidated revenue	3,170,522	100.0%	3,387,601	100.0%	(217,079)	(6.4%)
Segment income(1):
Good Sam Services and Plans	50,194	1.6%	50,459	1.5%	(265)	(0.5%)
RV and Outdoor Retail	40,763	1.3%	138,740	4.1%	(97,977)	(70.6%)
Total segment income	90,957	2.9%	189,199	5.6%	(98,242)	(51.9%)
Corporate & other	(7,712)	(0.2%)	(7,562)	(0.2%)	(150)	(2.0%)
Depreciation and amortization	(39,322)	(1.2%)	(31,843)	(0.9%)	(7,479)	(23.5%)
Other interest expense, net	(72,247)	(2.3%)	(64,631)	(1.9%)	(7,616)	(11.8%)
Other expense, net	(175)	(0.0%)	(1,683)	(0.0%)	1,508	89.6%
(Loss) income before income taxes	$(28,499)	(0.9%)	$83,480	2.5%	$(111,979)	n/m

Same store revenue- RV and Outdoor Retail(2)	$2,733,944		$3,080,429		$(346,485)	(11.2%)

n/m – not meaningful

(1)	Segment income represents income for each of our reportable segments and is defined as income from operations before depreciation and amortization, plus floor plan interest expense.
(2)	Same store revenue definition not applicable to the Good Sam Services and Plans segment.

Good Sam Services and Plans

Good Sam Services and Plans revenue increased primarily from increased contracts in force for our Good Sam Insurance Agency programs, partially offset by reduced contracts in force for our extended vehicle warranty programs and reduced advertising revenue for our annual directory.

Good Sam Services and Plans segment income decreased primarily due to increased general and administrative expenses, resulting from increased employee compensation expenses. Segment income margin decreased 94 basis points to 50.5% primarily due to increased general and administrative expenses, most notably employee compensation expenses.

RV and Outdoor Retail

RV and Outdoor Retail segment revenue decreased primarily due to a $249.6 million, or 23.3%, decrease in used vehicles revenue, a $41.7 million, or 9.1%, decrease in products, service and other revenue, and a $0.4 million, or 1.6%, decrease in Good Sam Club revenue, partially offset by a $56.1 million, or 3.9%, increase in new vehicles revenue, and a $17.6 million, or 5.9%, increase in finance and insurance, net revenue.

RV and Outdoor Retail segment income decreased primarily due to decreased segment gross profit of $64.6 million primarily relating to reduced volume and average sales price of used vehicles sold; a $14.2 million increase in floor plan interest expense; a $14.7 million increase in loss on sale or disposal of assets; a $2.9 million increase in long-lived asset impairment; and a $1.6 million increase in selling, general and administrative expenses (see discussion of selling, general and administrative expenses above for the similar drivers of this change). RV and Outdoor Retail segment income margin decreased 288 basis points to 1.3% for the six months ended June 30, 2024 from the six months ended June 30, 2023 primarily due a lower volume of used vehicles sold and a lower average price per vehicle sold, in addition to the $14.7 million increase in loss on sale or disposal of assets.

Non-GAAP Financial Measures

To supplement our condensed consolidated financial statements, which are prepared and presented in accordance with accounting principles generally accepted in the United States (“GAAP”), we use the following non-GAAP financial measures: EBITDA; Adjusted EBITDA; Adjusted EBITDA Margin; Adjusted Net Income (Loss) Attributable to Camping World Holdings, Inc. – Basic; Adjusted Net Income (Loss) Attributable to Camping World Holdings, Inc. – Diluted; Adjusted Earnings (Loss) Per Share – Basic; Adjusted Earnings (Loss) Per Share – Diluted; and Selling, General, and Administrative Expense (“SG&A”) Excluding Equity-based Compensation (collectively the "Non-GAAP Financial Measures"). We believe that these Non-GAAP Financial Measures, when used in conjunction with GAAP financial measures, provide useful information about operating results, enhance the overall understanding of past financial performance and future prospects, and allow for greater transparency with respect to the key metrics we use in our financial and operational decision making. Certain of these Non-GAAP Financial Measures are also frequently used by analysts, investors and other interested parties to evaluate companies in the Company’s industry and are used by management to evaluate our operating performance, to evaluate the effectiveness of strategic initiatives, and for planning purposes. By providing these Non-GAAP Financial Measures, together with reconciliations, we believe we are enhancing investors’ understanding of our business and our results of operations, as well as assisting investors in evaluating how well we are executing our strategic initiatives. In addition, our Senior Secured Credit Facilities use Adjusted EBITDA, as calculated for our subsidiary CWGS Group, LLC, to measure our compliance with covenants such as the consolidated leverage ratio. The Non-GAAP Financial Measures have limitations as analytical tools, and the presentation of this financial information is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. They should not be construed as an inference that the Company’s future results will be unaffected by any items adjusted for in these Non-GAAP Financial Measures. In evaluating these Non-GAAP Financial Measures, it is reasonable to expect that certain of these items will occur in future periods. However, we believe these adjustments are appropriate because the amounts recognized can vary significantly from period to period, do not directly relate to the ongoing operations of our business and complicate comparisons of our internal operating results and operating results of other companies over time. Each of the normal recurring adjustments and other adjustments described in this section and in the reconciliation tables below help management with a measure of our core operating performance over time by removing items that are not related to day-to-day operations.

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

EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin

We define “EBITDA” as net income (loss) before other interest expense, net (excluding floor plan interest expense), provision for income tax expense and depreciation and amortization. We define “Adjusted EBITDA” as EBITDA further adjusted for the impact of certain noncash and other items that we do not consider in our evaluation of ongoing operating performance. These items include, among other things, long-lived asset impairment, lease termination, gains and losses on sale or disposal of assets, net, equity-based compensation, loss and impairment on investments in equity securities, and other unusual or one-time items. We define “Adjusted EBITDA Margin” as Adjusted EBITDA as a percentage of total revenue. We caution investors that amounts presented in accordance with our definitions of EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin may not be comparable to similar measures disclosed by our competitors, because not all companies and analysts calculate EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin in the same manner. We present EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin because we consider them to be important supplemental measures of our performance and believe they are frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. Management believes that investors’ understanding of our performance is enhanced by including these Non-GAAP Financial Measures as a reasonable basis for comparing our ongoing results of operations.

The following table reconciles EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin to the most directly comparable GAAP financial performance measures:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
EBITDA and Adjusted EBITDA:
Net income (loss)	$23,414	$64,723	$(27,392)	$69,626
Other interest expense, net	36,153	33,518	72,247	64,631
Depreciation and amortization	20,032	17,206	39,322	31,843
Income tax expense (benefit)	7,935	13,581	(1,107)	13,854
Subtotal EBITDA	87,534	129,028	83,070	179,954
Long-lived asset impairment (a)	4,584	477	10,411	7,522
Lease termination (b)	40	—	40	—
Loss (gain) on sale or disposal of assets, net (c)	7,945	(145)	9,530	(5,132)
Equity-based compensation (d)	5,397	6,492	10,594	12,850
Restructuring costs (e)	—	3,259	—	3,259
Loss and impairment on investments in equity securities (f)	81	184	175	1,683
Adjusted EBITDA	$105,581	$139,295	$113,820	$200,136

	Three Months Ended June 30,		Six Months Ended June 30,
(as percentage of total revenue)	2024	2023	2024	2023
Adjusted EBITDA margin:
Net income (loss) margin	1.3%	3.4%	(0.9%)	2.1%
Other interest expense, net	2.0%	1.8%	2.3%	1.9%
Depreciation and amortization	1.1%	0.9%	1.2%	0.9%
Income tax expense (benefit)	0.4%	0.7%	(0.0%)	0.4%
Subtotal EBITDA margin	4.8%	6.8%	2.6%	5.3%
Long-lived asset impairment (a)	0.3%	0.0%	0.3%	0.2%
Lease termination (b)	0.0%	—	0.0%	—
Loss (gain) on sale or disposal of assets, net (c)	0.4%	(0.0%)	0.3%	(0.2%)
Equity-based compensation (d)	0.3%	0.3%	0.3%	0.4%
Restructuring costs (e)	—	0.2%	—	0.1%
Loss and impairment on investments in equity securities (f)	0.0%	0.0%	0.0%	0.0%
Adjusted EBITDA margin	5.8%	7.3%	3.6%	5.9%

(a)	Represents long-lived asset impairment charges related to the RV and Outdoor Retail segment. See Note 4 – Restructuring and Long-Lived Asset Impairment to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional information.
(b)	Represents the loss on termination of operating leases resulting from lease termination fees and the derecognition of the operating lease assets and liabilities. See Note 4 – Restructuring and Long-Lived Asset Impairment to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional information.
(c)	Represents an adjustment to eliminate the gains and losses on disposals and sales of various assets.
(d)	Represents non-cash equity-based compensation expense relating to employees, directors, and consultants of the Company.
(e)	Represents restructuring costs relating to Active Sports Restructuring during the three and six months ended June 30, 2023. These restructuring costs include one-time termination benefits, incremental inventory reserve charges, and other associated costs. These costs exclude lease termination costs, which are presented separately above. See Note 4 – Restructuring and Long-Lived Asset Impairment to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional information.
(f)	Represents loss and impairment on investments in equity securities and interest income relating to any notes receivables with those investments. During the six months ended June 30, 2023, this amount included a $1.3 million impairment on an equity method investment.

Adjusted Net Income (Loss) Attributable to Camping World Holdings, Inc. and Adjusted Earnings (Loss) Per Share

We define “Adjusted Net Income (Loss) Attributable to Camping World Holdings, Inc. – Basic” as net income (loss) attributable to Camping World Holdings, Inc. adjusted for the impact of certain non-cash and other items that we do not consider in our evaluation of ongoing operating performance. These items include, among other things, long-lived asset impairment, lease termination, gains and losses on sale or disposal of assets, net, equity-based compensation, loss and impairment on investments in equity securities, other unusual or one-time items, the income tax benefit (expense) effect of these adjustments, and the effect of net income (loss) attributable to non-controlling interests from these adjustments.

We define “Adjusted Net Income (Loss) Attributable to Camping World Holdings, Inc. – Diluted” as Adjusted Net Income (Loss) Attributable to Camping World Holdings, Inc. – Basic adjusted for the reallocation of net income (loss) attributable to non-controlling interests from stock options and restricted stock units, if dilutive, or the assumed redemption, if dilutive, of all outstanding common units in CWGS, LLC for shares of newly-issued Class A common stock of Camping World Holdings, Inc.

We define “Adjusted Earnings (Loss) Per Share – Basic” as Adjusted Net Income (Loss) Attributable to Camping World Holdings, Inc. - Basic divided by the weighted-average shares of Class A common stock outstanding. We define “Adjusted Earnings (Loss) Per Share – Diluted” as Adjusted Net Income (Loss) Attributable to Camping World Holdings, Inc. – Diluted divided by the weighted-average shares of Class A common stock outstanding, assuming (i) the redemption of all outstanding common units in CWGS, LLC for newly-issued shares of Class A common stock of Camping World Holdings, Inc., if dilutive, and (ii) the dilutive effect of stock options and restricted stock units, if any. We present Adjusted Net Income (Loss) Attributable to Camping World Holdings, Inc. – Basic, Adjusted Net Income (Loss) Attributable to Camping World Holdings, Inc. – Diluted, Adjusted Earnings (Loss) Per Share – Basic, and Adjusted Earnings (Loss) Per Share – Diluted because we consider them to be important supplemental measures of our performance and we believe that investors’ understanding of our performance is enhanced by including these Non-GAAP financial measures as a reasonable basis for comparing our ongoing results of operations.

The following table reconciles Adjusted Net Income (Loss) Attributable to Camping World Holdings, Inc. – Basic, Adjusted Net Income (Loss) Attributable to Camping World Holdings, Inc. – Diluted, Adjusted Earnings (Loss) Per Share – Basic, and Adjusted Earnings (Loss) Per Share – Diluted to the most directly comparable GAAP financial performance measure:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands except per share amounts)	2024	2023	2024	2023
Numerator:
Net income (loss) attributable to Camping World Holdings, Inc.	$9,771	$28,703	$(12,536)	$31,872
Adjustments related to basic calculation:
Long-lived asset impairment (a):
Gross adjustment	4,584	477	10,411	7,522
Income tax expense for above adjustment (b)	(607)	(64)	(1,378)	(1,002)
Lease termination (c):
Gross adjustment	40	—	40	—
Income tax expense for above adjustment (b)	(5)	—	(5)	—
Loss (gain) on sale or disposal of assets (d):
Gross adjustment	7,945	(145)	9,530	(5,132)
Income tax (expense) benefit for above adjustment (b)	(1,052)	19	(1,262)	684
Equity-based compensation (e):
Gross adjustment	5,397	6,492	10,594	12,850
Income tax expense for above adjustment (b)	(722)	(872)	(1,417)	(1,729)
Restructuring costs (f):
Gross adjustment	—	3,259	—	3,259
Income tax expense for above adjustment (b)	—	(434)	—	(434)
Loss and impairment on investments in equity securities (g):
Gross adjustment	81	184	175	1,683
Income tax expense for above adjustment (b)	(11)	(25)	(23)	(225)
Adjustment to net income (loss) attributable to non-controlling interests resulting from the above adjustments (h)	(8,481)	(4,855)	(14,452)	(9,543)
Adjusted net income (loss) attributable to Camping World Holdings, Inc. – basic	16,940	32,739	(323)	39,805
Adjustments related to diluted calculation:
Reallocation of net income (loss) attributable to non-controlling interests from the dilutive effect of stock options and restricted stock units (i)	39	151	(38)	—
Income tax on reallocation of net income (loss) attributable to non-controlling interests from the dilutive effect of stock options and restricted stock units (j)	(9)	(37)	10	—
Reallocation of net income (loss) attributable to non-controlling interests from the dilutive redemption of common units in CWGS, LLC (i)	—	—	—	47,298
Income tax on reallocation of net income (loss) attributable to non-controlling interests from the dilutive redemption of common units in CWGS, LLC (j)	—	—	—	(11,586)
Adjusted net income (loss) attributable to Camping World Holdings, Inc. – diluted	$16,970	$32,853	$(351)	$75,517
Denominator:
Weighted-average Class A common shares outstanding – basic	45,093	44,490	45,070	44,473
Adjustments related to diluted calculation:
Dilutive redemption of common units in CWGS, LLC for shares of Class A common stock (k)	—	—	—	40,045
Dilutive options to purchase Class A common stock (k)	—	29	14	22
Dilutive restricted stock units (k)	151	285	207	243
Adjusted weighted average Class A common shares outstanding – diluted	45,244	44,804	45,291	84,783

Adjusted earnings (loss) per share - basic	$0.38	$0.74	$(0.01)	$0.90
Adjusted earnings (loss) per share - diluted	$0.38	$0.73	$(0.01)	$0.89

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands except per share amounts)	2024	2023	2024	2023
Anti-dilutive amounts (l):
Numerator:
Reallocation of net income (loss) attributable to non-controlling interests from the anti-dilutive redemption of common units in CWGS, LLC (i)	$22,085	$40,724	$(366)	$—
Income tax on reallocation of net income (loss) attributable to non-controlling interests from the anti-dilutive redemption of common units in CWGS, LLC (j)	$(5,126)	$(9,934)	$592	$—
Denominator:
Anti-dilutive redemption of common units in CWGS, LLC for shares of Class A common stock (k)	40,045	40,045	40,045	—

Reconciliation of per share amounts:
Earnings (loss) per share of Class A common stock — basic	$0.22	$0.65	$(0.28)	$0.72
Non-GAAP Adjustments (m)	0.16	0.09	0.27	0.18
Adjusted earnings (loss) per share - basic	$0.38	$0.74	$(0.01)	$0.90

Earnings (loss) per share of Class A common stock — diluted	$0.22	$0.64	$(0.28)	$0.71
Non-GAAP Adjustments (m)	0.16	0.09	0.27	0.18
Adjusted earnings (loss) per share - diluted	$0.38	$0.73	$(0.01)	$0.89

(a)	Represents long-lived asset impairment charges related to the RV and Outdoor Retail segment. See Note 4 – Restructuring and Long-Lived Asset Impairment to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional information.
(b)	Represents the current and deferred income tax expense or benefit effect of the above adjustments. This assumption uses effective tax rates of 25.0% and 25.3% for the adjustments for the 2024 and 2023 periods, which represent the estimated tax rates that would apply had the above adjustments been included in the determination of our non-GAAP metric.
(c)	Represents the loss on termination of operating leases resulting from lease termination fees and the derecognition of the operating lease assets and liabilities. See Note 4 – Restructuring and Long-Lived Asset Impairment to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional information.
(d)	Represents an adjustment to eliminate the gains and losses on disposals and sales of various assets.
(e)	Represents non-cash equity-based compensation expense relating to employees, directors, and consultants of the Company.
(f)	Represents restructuring costs relating to Active Sports Restructuring during the three and six months ended June 30, 2023. These restructuring costs include one-time termination benefits, incremental inventory reserve charges, and other associated costs. These costs exclude lease termination costs, which are presented separately above. See Note 4 – Restructuring and Long-Lived Asset Impairment to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional information.
(g)	Represents loss and impairment on investments in equity securities and interest income relating to any notes receivables with those investments. During the six months ended June 30, 2023, this amount included a $1.3 million impairment on an equity method investment.
(h)	Represents the adjustment to net income (loss) attributable to non-controlling interests resulting from the above adjustments that impact the net income (loss) of CWGS, LLC. This adjustment uses the non-controlling interest’s weighted average ownership of CWGS, LLC of 47.0% and 47.4% for the three months ended June 30, 2024 and 2023, respectively, and 47.0% and 47.4% for the six months ended June 30, 2024 and 2023, respectively.
(i)	Represents the reallocation of net income (loss) attributable to non-controlling interests from the impact of the assumed change in ownership of CWGS, LLC from stock options, restricted stock units, and/or common units of CWGS, LLC.
(j)	Represents the income tax expense effect of the above adjustment for reallocation of net income (loss) attributable to non-controlling interests. This assumption uses effective tax rates of 25.0% and 25.3% for the adjustments for the 2024 and 2023 periods.
(k)	Represents the impact to the denominator for stock options, restricted stock units, and/or common units of CWGS, LLC.
(l)	The below amounts have not been considered in our adjusted earnings (loss) per share – diluted amounts as the effect of these items are anti-dilutive.
(m)	Represents the per share impact of the Non-GAAP adjustments to net income (loss) detailed above (see (a) through (h) above).

As discussed under “Our Corporate Structure Impact on Income Taxes” in Part I, Item 2 of this Form 10-Q, our “Up-C” corporate structure may make it difficult to compare our results with those of companies with a more traditional corporate structure. There can be a significant fluctuation in the numerator and denominator for the calculation of our adjusted earnings (loss) per share – diluted depending on if the common units in CWGS, LLC are considered dilutive or anti-dilutive for a given period. To improve comparability of our financial results, users of our financial statements may find it useful to review our earnings (loss) per share assuming the full redemption of common units in CWGS, LLC for all periods, even when those common units would be anti-dilutive. The relevant numerator and denominator adjustments have been provided under “Anti-dilutive amounts” in the table above (see (l) above).

SG&A Excluding Equity-based Compensation

We define “SG&A Excluding Equity-based Compensation” as SG&A before Equity-based Compensation relating to SG&A. We caution investors that amounts presented in accordance with our definition of SG&A Excluding Equity-based Compensation may not be comparable to similar measures disclosed by our competitors, because not all companies and analysts calculate SG&A Excluding Equity-based Compensation in the same manner. We present SG&A Excluding Equity-based Compensation because we believe that investors’ understanding of our performance and drivers of our other Non-GAAP Financial Measures, such as Adjusted EBITDA, is enhanced by including this Non-GAAP Financial Measure as a reasonable basis for comparing our ongoing results of operations.

The following table reconciles SG&A Excluding Equity-based Compensation to the most directly comparable GAAP financial performance measure:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
SG&A Excluding Equity-based Compensation:
SG&A	$419,676	$420,887	$791,149	$786,613
Equity-based Compensation - SG&A	(5,308)	(6,270)	(10,413)	(12,497)
SG&A Excluding Equity-based Compensation	$414,368	$414,617	$780,736	$774,116
As a percentage of gross profit	75.7%	72.6%	82.2%	76.5%

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

Stock Repurchase Program

During the three months ended June 30, 2024, we did not repurchase Class A common stock under our stock repurchase program, which expires on December 31, 2025. As of June 30, 2024, $120.2 million was available under the stock repurchase program to repurchase additional shares of our Class A common stock.

Dividends

We announced on August 1, 2023, that the Board of Directors approved a decrease of the quarterly cash dividend to $0.125 per share of Class A common stock from $0.625 per share, beginning with the quarterly cash dividend to be paid in September 2023. For the quarter ended June 30, 2024, we paid our quarterly cash dividend of $0.125 per share of Class A common stock for an aggregate $5.6 million. This dividend was funded entirely from the Excess Tax Distribution (as defined under “Dividend Policy” included in Part II, Item 5 of our Annual Report), with no portion funded by common unit cash distributions from CWGS, LLC. We believe that this decrease in the quarterly cash dividend will help us continue to execute our expansion plans through accretive RV dealership acquisitions.

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

Acquisitions and Capital Expenditures

During the six months ended June 30, 2024, the RV and Outdoor Retail segment purchased real property for an aggregate purchase price of $1.2 million.

Over the next twelve months, our expansion of dealerships through construction and acquisition is expected to cost between $40.0 million and $90.0 million from a combination of business acquisitions and capital expenditures relating to land, buildings, and improvements. These cost estimates exclude amounts for acquired inventories, which are primarily financed through our Floor Plan Facility. Additionally, the cost estimates do not consider potential funding received through sale leaseback transactions or other means for real estate and construction activities. We are in the early stages of evaluating additional dealership acquisition opportunities and will update our cost estimates in future periodic reports, if necessary, as there are further developments. Factors that could impact the quantity of future locations or the cost to acquire or open those locations include, but are not limited to, our ability to locate potential acquisition targets or greenfield locations in a geographic area and at a cost that meets our success criteria; continued strong cash flow generation from our operations to fund these acquisitions and new locations; and availability of financing on our Floor Plan Facility. We expect the additional cash requirements of the other announced initiatives to be immaterial.

2019 Strategic Shift and Active Sports Restructuring

See “Restructuring” above for a summary of the ongoing cash requirements related to our restructuring activities.

Supplier Agreement

In connection with the divestiture of its RV furniture business (“CWDS”), we entered into a supplier agreement (“Supplier Agreement”) with the buyer that requires us to purchase an aggregate $250.0 million of product over the approximately 10-year term of the Supplier Agreement. See Note 5 — Assets Held for Sale

and Business Divestiture to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for a discussion of the divestiture of CWDS.

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

As of June 30, 2024, December 31, 2023, and June 30, 2023, we had working capital of $379.1 million, $401.3 million, and $601.9 million, respectively, including $23.7 million, $39.6 million, and $54.5 million, respectively, of cash and cash equivalents. Our working capital reflects the cash provided by deferred revenue and gains reported under current liabilities of $99.0 million, $92.4 million, and $96.9 million as of June 30, 2024, December 31, 2023, and June 30, 2023, respectively. Deferred revenue primarily consists of cash collected for club memberships and roadside assistance contracts in advance of services to be provided, which is deferred and recognized as revenue over the life of the membership, and deferred revenue for the annual guide. We use net proceeds from this deferred membership revenue to lower our long-term borrowings and finance our working capital needs. Our Floor Plan Facility includes a flooring line aggregate interest reduction (“FLAIR”) offset account that allows us to transfer cash as an offset to the payables under the Floor Plan Facility. The FLAIR offset account at June 30, 2024 was $199.5 million, $70.2 million of which could have been withdrawn while remaining in compliance with the financial covenants of the Floor Plan Facility.

Seasonality

We have experienced, and expect to continue to experience, variability in revenue, net income, and cash flows as a result of annual seasonality in our business (see Note 1 — Summary of Significant Accounting Policies — Seasonality to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q).

Cash Flow

The following table shows summary cash flow information for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
(In thousands)	2024	2023
Net cash provided by operating activities	$84,341	$227,964
Net cash used in investing activities	(54,931)	(131,907)
Net cash used in financing activities	(45,314)	(171,730)
Net decrease in cash and cash equivalents	$(15,904)	$(75,673)

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

Net cash provided by operating activities was $84.3 million in the six months ended June 30, 2024, a decrease of $143.6 million from $228.0 million of net cash provided by operating activities in the six months ended June 30, 2023. The decrease was primarily due to a $97.0 million reduction in net income, a $47.9 million decrease in the working capital adjustment for inventory, a $28.7 million decrease in working capital adjustment for prepaid expenses and other assets, a $16.7 million decrease in the working capital adjustment for receivables and contracts in transit, a $2.3 million decrease in equity-based compensation, and a $2.0 million decrease in non-cash lease expense, partially offset by a $22.3 million increase in working capital adjustment for accounts payable and other accrued expenses, a $14.7 million increase in loss on sale or disposal of assets, a $7.5 million in increase in depreciation and amortization, a $6.2 million increase in the working capital adjustment for deferred revenue, and a $2.9 million increase in long-lived asset impairment.

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

The table below summarizes our capital expenditures for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
(In thousands)	2024	2023
IT hardware and software	$9,064	$5,639
Greenfield and acquired dealership locations	18,389	18,873
Existing store locations	17,246	23,944
Corporate and other	3,854	4,607
Total capital expenditures	$48,553	$53,063

Our capital expenditures consist primarily of investing in acquired and greenfield retail and RV dealership locations, existing retail locations, information technology, hardware, and software. The expected minimum capital expenditures relating to new dealerships and real estate purchases through December 31, 2024 are discussed above. As of June 30, 2024, we had entered into contracts for construction of new dealership buildings for an aggregate future commitment of capital expenditures of $14.6 million. There were no other material commitments for capital expenditures as of June 30, 2024.

Net cash used in investing activities was $54.9 million for the six months ended June 30, 2024. The $54.9 million of cash used in investing activities was comprised of $62.3 million for the acquisition of RV dealerships and a tire delivery service business, net of cash acquired, $48.6 million of capital expenditures primarily related to retail locations, $1.2 million for the purchase of real property, and $0.1 million for the purchases of intangible assets, partially offset by $31.2 million of proceeds from the sale of real property, $20.0 million in proceeds from the divestiture of a business, $3.6 million of proceeds from the sale of property and equipment, and $2.6 million of proceeds from the sale of intangible assets.

Net cash used in investing activities was $131.9 million for the six months ended June 30, 2023. The $131.9 million of cash used in investing activities was comprised of $74.4 million for the acquisition of RV dealerships, net of cash acquired, $53.1 million of capital expenditures primarily related to retail locations, $37.0 million for the purchases of real property, $3.4 million for the purchase of and loans to other investments, and $1.7 million for the purchase of intangible assets, partially offset by proceeds from the sale of real property of $35.6 million and proceeds of $2.0 million from the sale of property and equipment. See Note 12 – Acquisitions to our condensed consolidated financial statements included in Part 1, Item 1 of this Form 10-Q.

Financing activities. Our financing activities primarily consist of proceeds from the issuance of debt, the repayment of principal, cash dividends to holders of Class A common stock, and cash distributions to holders of CWGS, LLC common units.

Our net cash used in financing activities was $45.3 million for the six months ended June 30, 2024. The $45.3 million of cash used in financing activities was primarily due to $55.6 million of proceeds from long-term debt, $43.0 million from borrowings on revolving line of credit and $0.1 million of proceeds from exercise of stock options, partially offset by $57.4 million of payments on long-term debt, $32.0 million of payments on the revolving line of credit, $19.2 million of net payments on borrowings under the Floor Plan Facility, $18.8 million of member distributions, $11.3 million of dividends paid on Class A common stock, $3.7 million for finance lease payments, $0.9 million of payment of debt issuance costs, and $0.8 million of withholding taxes paid upon the vesting of restricted stock units.

Our net cash used in financing activities was 171.7 million for the six months ended June 30, 2023. The $171.7 million of cash used in financing activities was primarily due to $131.5 million of net payments on borrowings under the Floor Plan Facility, $55.6 million of dividends paid on Class A common stock, $22.8 million of payments on long-term debt, $16.8 million of member distributions, $2.8 million for finance lease payments, $0.9 million for debt issuance costs payments, and $0.6 million of withholding taxes paid upon the vesting of restricted stock units, partially offset by $59.2 million of proceeds from long-term debt and by $0.1 million of proceeds from exercise of stock options.

Summary of Credit Facilities, Other Long-Term Debt, and Finance Lease Arrangements

As of June 30, 2024, we had outstanding debt in the form of our Senior Secured Credit Facilities, our Floor Plan Facility, our Real Estate Facilities, other long-term debt, and finance lease obligations. We may from time to time seek to refinance, retire or exchange our outstanding debt. Such refinancings, repayments or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

The following table shows a summary of the outstanding balances, current portion, and remaining available borrowings under our credit facilities, other long-term debt and finance lease arrangements (see definitions and further details in Note 3 – Inventories and Floor Plan Payables, Note 7 – Long-Term Debt, and Note 8 – Leases to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q) at June 30, 2024:

			Current	Remaining
(In thousands)	Outstanding		Portion	Available
Floor Plan Facility:
Notes payable - floor plan	$1,296,352		$1,296,352	$225,535	(1)
Revolving line of credit	31,885		—	38,115	(2)
Senior Secured Credit Facilities:
Term Loan Facility	1,340,942		14,015	—
Revolving Credit Facility	—		—	22,750	(3)
Other:
Real Estate Facilities	189,039	(4)	9,738	7,390	(4)
Other long-term debt	8,087		329	—
Finance lease obligations	141,873		7,335	—
	$3,008,178		$1,327,769	$293,790

(1)	The unencumbered borrowing capacity for the Floor Plan Facility represents the additional borrowing capacity less any accounts payable for sold inventory and less any purchase commitments. Additional borrowings are subject to the vehicle collateral requirements under the Floor Plan Facility. The Floor Plan Facility also includes an accordion feature allowing us, at our option, to request to increase the aggregate amount of the floor plan notes payable in $50.0 million increments up to a maximum amount of $300.0 million. The Floor Plan Lenders are not under any obligation to provide commitments in respect of any future increase under the accordion feature.
(2)	The revolving line of credit borrowings are subject to a borrowing base calculation but were not limited as of June 30, 2024.
(3)	The Revolving Credit Facility remaining available balance was reduced by outstanding undrawn letters of credit. The Credit Agreement requires compliance with a Total Net Leverage Ratio covenant when borrowings on the Revolving Credit Facility (excluding certain amounts relating to letters of credit) is over a 35%, or $22.8 million, threshold (Note 7 – Long-Term Debt to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q). The otherwise remaining available borrowings of $60.1 million were reduced by $37.3 million to $22.8 million in light of this financial covenant at June 30, 2024.
(4)	Additional borrowings on the Real Estate Facilities are subject to a debt service coverage ratio covenant and to the property collateral requirements under the Real Estate Facilities. Under the M&T Real Estate Facility, we have an option to request an additional $100.0 million of principal capacity. The lenders under the M&T Real Estate Facility are not under any obligation to provide commitments in respect of any such increase.

We have experienced an increase in interest rates, which are expected to begin to decrease during the second half of 2024. As of June 30, 2024 and 2023, the applicable interest rate for the floor plan notes payable under the Floor Plan Facility was 7.87% and 7.35%, respectively. As of June 30, 2024 and 2023, the average interest rate for the Term Loan Facility was 7.96% and 7.66%, respectively. The increase in interest rates and, to a lesser extent, a higher average outstanding floor plan balance have resulted in a combined year-over-year increase of our floor plan interest expense and other interest expense, net of $9.8 million and $21.8 million for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023, respectively.

Sale/Leaseback Arrangements

We have in the past and may in the future enter into sale-leaseback transactions to finance certain property acquisitions and capital expenditures, pursuant to which we sell property and/or leasehold improvements to third parties and agree to lease those assets back for a certain period of time. Such sales generate proceeds which vary from period to period. During the six months ended June 30, 2024, we entered into sale-leaseback transactions for two properties associated with store locations in the RV and Outdoor Retail segment. We received consideration of $23.5 million of cash and recorded a gain of $0.1 million that is included in loss (gain) on sale or disposal of assets in the condensed consolidated statements of income for the six months ended June 30, 2024. We entered into a 20-year lease agreement as the lessee with each buyer of the properties.

Deferred Revenue

Deferred revenue consists of our sales for products not yet recognized as revenue at the end of a given period. Our deferred revenue as of June 30, 2024 was $166.0 million.

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

Recent Accounting Pronouncements

See Note 1 – Summary of Significant Accounting Policies to our condensed consolidated financial statements in Item 1, Part I of this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For a discussion of the Company’s quantitative and qualitative disclosures about market risks, see Item 7A. Quantitative and Qualitative Disclosures About Market Risks, in our Annual Report. As of June 30, 2024, there have been no material changes in this information.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control performed during the fiscal quarter ended June 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.  Legal Proceedings

See Note 10 – Commitments and Contingencies to our condensed consolidated financial statements in Item 1, Part I of this Form 10-Q.

Item 1A. Risk Factors

There have been no material changes to our risk factors as previously disclosed in Item 1A of Part I of our Annual Report other than with respect to the risk factors described below.

If we are unable to retain senior executives and attract and retain other qualified employees, our business might be adversely affected.

Our success depends in part on our ability to attract, hire, train and retain qualified managerial, sales, marketing, and service personnel. Competition for these types of personnel is high. We may be unsuccessful in attracting and retaining the personnel we require to conduct our operations successfully and, in such an event, our business could be materially and adversely affected. Our success also depends to a significant extent on the continued service and performance of our senior management team, including our Chairman and Chief Executive Officer, Marcus Lemonis. The loss of any member of our senior management team, or our failure to successfully manage any transitions in senior management or the integration of senior management into new roles could impair our ability to execute our business plan and could therefore have a material adverse effect on our business, results of operations and financial condition.

For example, on June 1, 2024, Brent L. Moody, our President at the time, and Karin L. Bell, our Chief Financial Officer at the time, announced their resignations from their President and Chief Financial Officer positions, respectively, effective July 1, 2024 and each transitioned to a role of Senior Advisor through their retirement dates of December 31, 2024 for Mr. Moody and the date that we file our Form 10-K with the SEC for the year ended December 31, 2024 for Ms. Bell. Mr. Moody will continue to serve as a member of our Board of Directors. Effective July 1, 2024, Matthew D. Wagner was appointed as our President and will continue to serve as our principal operating officer. Additionally, effective July 1, 2024, Thomas E. Kirn was appointed as our Chief Financial Officer and principal financial officer. He will continue to serve as our principal accounting officer.

Additionally, certain members of our management team, including Mr. Lemonis, currently pursue and may continue to pursue other business ventures, which could divert their attention from executing on our business plan and objectives. We do not currently maintain key-man life insurance policies on any member of our senior management team or other key employees.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information related to our repurchases of Class A common stock for the periods indicated:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs(1)
April 1, 2024 to April 30, 2024	—	$—	—	$120,166,000
May 1, 2024 to May 31, 2024	—	—	—	120,166,000
June 1, 2024 to June 30, 2024	—	—	—	120,166,000
Total	—	$—	—	$120,166,000

(1)	On October 30, 2020, our Board of Directors authorized a stock repurchase program for the repurchase of up to $100.0 million of the Company’s Class A common stock, expiring on October 31, 2022. In August 2021 and January 2022, our Board of Directors authorized increases to the stock repurchase program for the repurchase of up to an additional $125.0 million and $152.7 million of the Company’s Class A common stock, respectively. Following these extensions, the stock repurchase program now expires on December 31, 2025. This program does not obligate the Company to acquire any particular amount of Class A common stock and the program may be extended, modified, suspended or discontinued at any time at the board’s discretion.

The table above excludes shares net settled by the Company in connection with tax withholdings associated with the vesting of restricted stock units as these shares were not issued and outstanding.

Since we are a holding company, our ability to pay cash dividends on our Class A common stock depends on our receipt of cash distributions from CWGS, LLC and, through CWGS, LLC, cash distributions and dividends from its operating subsidiaries, which may restrict our ability to pay dividends as a result of the laws of their jurisdiction of organization, agreements of our subsidiaries or covenants under any existing and future outstanding indebtedness we or our subsidiaries incur. In particular, our ability to pay any cash dividends on our Class A common stock is limited by restrictions on the ability of CWGS, LLC and our other subsidiaries and us to pay dividends or make distributions to us under the terms of our Senior Secured Credit Facilities and Floor Plan Facility. See “Dividend Policy” included in Part II, Item 5 of our Annual Report and “Risk Factors ─ Risks Relating to Ownership of Our Class A Common Stock ─ Our ability to pay regular and special dividends on our Class A common stock is subject to the discretion of our Board of Directors and may be limited by our structure and statutory restrictions” included in Part I, Item 1A of our Annual Report.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

(a)	Disclosure in lieu of reporting on a Current Report on Form 8-K.

None.

(b)	Material changes to the procedures by which security holders may recommend nominees to the board of directors.

None.

(c)	Insider trading arrangements and policies.

During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.  Exhibits

Exhibits Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Camping World Holdings, Inc.	10-Q	001-37908	3.1	11/10/16

3.2	Amended and Restated Bylaws of Camping World Holdings, Inc.	8-K	001-37908	3.1	12/26/23

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
4.1	Specimen Stock Certificate evidencing the shares of Class A common stock	S-1/A	333-211977	4.1	9/13/16

10.1	Amended and Restated Employment Agreement with Brent L. Moody effective as of July 1, 2024					*

10.2	Amended and Restated Employment Agreement with Karin L. Bell effective as of July 1, 2024					*

10.3	Amended and Restated Employment Agreement with Matthew D. Wagner effective as of July 1, 2024					*

10.4	Amended and Restated Employment Agreement with Thomas E. Kirn effective as of July 1, 2024					*

10.5	Amended and Restated Employment Agreement with Lindsey J. Christen effective as of July 1, 2024					*

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer					*

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer					*

32.1	Section 1350 Certification of Chief Executive Officer					**

32.2	Section 1350 Certification of Chief Financial Officer					**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					***

101.SCH	Inline XBRL Taxonomy Extension Schema Document					***

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					***

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

101.DEF	Inline XBRL Extension Definition Linkbase Document					***

101.LAB	Inline XBRL Taxonomy Label Linkbase Document					***

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					***

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					***

*     Filed herewith

**    Furnished herewith

***  Submitted electronically herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Camping World Holdings, Inc.

Date: August 1, 2024	By:	/s/ Thomas E. Kirn
Thomas E. Kirn
Chief Financial Officer

(Principal Financial Officer and Principal Accounting Officer)