Form 10-Q
period 2024-09-30
Camping World Holdings, Inc.
filed 2024-10-29
CIK 1669779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of October 25, 2024, the registrant had 45,491,530 shares of Class A common stock, 39,466,964 shares of Class B common stock and one share of Class C common stock outstanding.

Camping World Holdings, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended September 30, 2024

BASIS OF PRESENTATION

As used in this Quarterly Report on Form 10-Q (this “Form 10-Q”), unless the context otherwise requires, references to:

●	“we,” “us,” “our,” “CWH,” the “Company,” “Camping World” and similar references refer to Camping World Holdings, Inc., and, unless referenced as “CWH” or otherwise stated, all of its subsidiaries, including CWGS Enterprises, LLC, which we refer to as “CWGS, LLC” and, unless otherwise stated, all of its subsidiaries.
●	"Active Customer" refers to a customer who has transacted with us in any of the eight most recently completed fiscal quarters prior to the date of measurement. Unless otherwise indicated, the date of measurement is September 30, 2024, our most recently completed fiscal quarter.
●	“Annual Report” refers to our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (“SEC”) on February 26, 2024.
●	“Continuing Equity Owners” refers collectively to ML Acquisition, funds controlled by Crestview Partners II GP, L.P. and the Former Profits Unit Holders and each of their permitted transferees that own common units in CWGS, LLC and who may redeem at each of their options their common units for, at our election (determined solely by our independent directors within the meaning of the rules of the New York Stock Exchange who are disinterested), cash or newly-issued shares of our Class A common stock. Direct exchanges of common units in CWGS, LLC by the Continuing Equity Owners with CWH for Class A common stock are included in the reference to “redemptions” in relation to common units in CWGS, LLC.
●	“Crestview” refers to Crestview Advisors, L.L.C., a registered investment adviser to private equity funds, including funds affiliated with Crestview Partners II GP, L.P.
●	“CWGS LLC Agreement” refers to CWGS, LLC’s amended and restated limited liability company agreement, as amended.
●	“Former Profits Unit Holders” refers collectively to Brent L. Moody and Karin L. Bell, who were executive officers through June 30, 2024 (Mr. Moody continues as a member of our Board of Directors); Andris A. Baltins and K. Dillon Schickli, who are members of our Board of Directors, and certain other current and former non-executive employees, former executive officers, and former directors, in each case, who held common units of CWGS, LLC pursuant to CWGS, LLC’s equity incentive plan that was in existence prior to our IPO and received common units of CWGS, LLC in exchange for their profits units in CWGS, LLC.
●	“ML Acquisition” refers to ML Acquisition Company, LLC, a Delaware limited liability company, indirectly controlled by our Chairman and Chief Executive Officer, Marcus A. Lemonis.
●	“ML RV Group” refers to ML RV Group, LLC, a Delaware limited liability company, wholly-owned by our Chairman and Chief Executive Officer, Marcus Lemonis.
●	“RV” refers to recreational vehicles.
●	“Tax Receivable Agreement” refers to the tax receivable agreement that the Company entered into with CWGS, LLC, each of the Continuing Equity Owners and Crestview Partners II GP, L.P. in connection with the Company’s IPO.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts contained in this Form 10-Q may be forward-looking statements. Statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, including, among others, statements regarding the timeline for and benefits of our restructuring activities; expected new store location openings and closures, including greenfield locations and acquired locations; sufficiency of our sources of liquidity and capital and potential need for additional financing; our stock repurchase program; future capital expenditures, including with respect to our expansion of dealerships through acquisition and construction, and debt service obligations; refinancing, retirement or exchange of outstanding debt; expectations regarding industry trends and consumer behavior and growth; industry trends or forecasts predicted by us or third parties; our ability to capture positive industry trends and pursue growth; our product offerings and strategy; inventory management and impacts on gross margins; expectations regarding our pending litigation, and our plans related to dividend payments, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “can,” “continue,” “could,” “designed,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would” or the negative of these terms or other similar expressions. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including, but not limited to, the following:

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

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(In Thousands Except Per Share Amounts)

	September 30,	December 31,	September 30,
	2024	2023	2023
Assets
Current assets:
Cash and cash equivalents	$28,380	$39,647	$53,318
Contracts in transit	111,879	60,229	100,831
Accounts receivable, net	118,300	128,070	135,832
Inventories	1,781,656	2,042,949	1,869,042
Prepaid expenses and other assets	57,158	48,353	38,979
Assets held for sale	10,353	29,864	4,635
Total current assets	2,107,726	2,349,112	2,202,637

Property and equipment, net	836,824	834,426	841,548
Operating lease assets	755,223	740,052	736,246
Deferred tax assets, net	157,886	157,326	142,187
Intangible assets, net	20,413	13,717	14,444
Goodwill	732,813	711,222	688,139
Other assets	34,339	39,829	32,058
Total assets	$4,645,224	$4,845,684	$4,657,259
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$221,292	$133,516	$200,433
Accrued liabilities	182,926	149,096	171,956
Deferred revenues	100,894	92,366	99,813
Current portion of operating lease liabilities	60,481	63,695	62,987
Current portion of finance lease liabilities	7,077	17,133	5,563
Current portion of Tax Receivable Agreement liability	—	12,943	13,999
Current portion of long-term debt	23,798	22,121	23,257
Notes payable – floor plan, net	1,030,187	1,371,145	1,017,543
Other current liabilities	83,906	68,536	79,381
Liabilities related to assets held for sale	—	17,288	4,022
Total current liabilities	1,710,561	1,947,839	1,678,954

Operating lease liabilities, net of current portion	779,873	763,958	759,952
Finance lease liabilities, net of current portion	132,784	97,751	99,060
Tax Receivable Agreement liability, net of current portion	149,866	149,866	149,134
Revolving line of credit	31,885	20,885	20,885
Long-term debt, net of current portion	1,506,027	1,498,958	1,522,495
Deferred revenues	67,647	66,780	70,214
Other long-term liabilities	93,890	85,440	85,710
Total liabilities	4,472,533	4,631,477	4,386,404
Commitments and contingencies
Stockholders' equity:
Preferred stock, par value $0.01 per share – 20,000 shares authorized; none issued and outstanding	—	—	—
Class A common stock, par value $0.01 per share – 250,000 shares authorized; 49,571, 49,571 and 49,571 shares issued, respectively; 45,342, 45,020 and 44,780 shares outstanding, respectively	496	496	496
Class B common stock, par value $0.0001 per share – 75,000 shares authorized; 39,466, 39,466 and 39,466 shares issued, respectively; 39,466, 39,466 and 39,466 shares outstanding, respectively	4	4	4
Class C common stock, par value $0.0001 per share – 0.001 share authorized, issued and outstanding	—	—	—
Additional paid-in capital	94,217	98,280	108,942
Treasury stock, at cost; 4,229, 4,551, and 4,791 shares, respectively	(148,170)	(159,440)	(167,847)
Retained earnings	161,269	185,244	207,657
Total stockholders' equity attributable to Camping World Holdings, Inc.	107,816	124,584	149,252
Non-controlling interests	64,875	89,623	121,603
Total stockholders' equity	172,691	214,207	270,855
Total liabilities and stockholders' equity	$4,645,224	$4,845,684	$4,657,259

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(In Thousands Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenue:
Good Sam Services and Plans	$50,841	$49,889	$149,070	$147,294
RV and Outdoor Retail
New vehicles	824,916	679,207	2,328,107	2,126,862
Used vehicles	447,242	590,227	1,265,701	1,657,935
Products, service and other	224,839	235,609	638,680	691,030
Finance and insurance, net	166,255	163,630	480,725	460,336
Good Sam Club	10,895	11,051	33,227	33,757
Subtotal	1,674,147	1,679,724	4,746,440	4,969,920
Total revenue	1,724,988	1,729,613	4,895,510	5,117,214
Costs applicable to revenue (exclusive of depreciation and amortization shown separately below):
Good Sam Services and Plans	19,700	10,021	52,075	43,844
RV and Outdoor Retail
New vehicles	713,515	576,480	1,996,204	1,811,398
Used vehicles	366,067	478,595	1,034,201	1,300,961
Products, service and other	126,113	139,976	360,721	422,037
Good Sam Club	1,069	1,455	3,729	3,766
Subtotal	1,206,764	1,196,506	3,394,855	3,538,162
Total costs applicable to revenue	1,226,464	1,206,527	3,446,930	3,582,006
Operating expenses:
Selling, general, and administrative	414,209	415,288	1,205,358	1,201,901
Depreciation and amortization	20,583	17,619	59,905	49,462
Long-lived asset impairment	1,944	1,747	12,355	9,269
Lease termination	(2,625)	375	(2,585)	375
(Gain) loss on sale or disposal of assets	(5)	131	9,525	(5,001)
Total operating expenses	434,106	435,160	1,284,558	1,256,006
Income from operations	64,418	87,926	164,022	279,202
Other expense:
Floor plan interest expense	(22,372)	(19,816)	(78,053)	(61,298)
Other interest expense, net	(35,877)	(35,242)	(108,124)	(99,873)
Tax Receivable Agreement liability adjustment	—	1,680	—	1,680
Other (expense) income, net	(162)	24	(337)	(1,659)
Total other expense	(58,411)	(53,354)	(186,514)	(161,150)
Income (loss) before income taxes	6,007	34,572	(22,492)	118,052
Income tax benefit (expense)	2,049	(3,679)	3,156	(17,533)
Net income (loss)	8,056	30,893	(19,336)	100,519
Less: net income (loss) attributable to non-controlling interests	(2,555)	(14,932)	12,301	(52,686)
Net income (loss) attributable to Camping World Holdings, Inc.	$5,501	$15,961	$(7,035)	$47,833

Earnings (loss) per share of Class A common stock:
Basic	$0.12	$0.36	$(0.16)	$1.07
Diluted	$0.09	$0.32	$(0.18)	$1.03
Weighted average shares of Class A common stock outstanding:
Basic	45,232	44,666	45,124	44,538
Diluted	85,618	85,180	85,169	84,917

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Stockholders' Equity

(In Thousands)

							Additional				Non-
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Paid-In	Treasury Stock		Retained	Controlling
	Shares	Amounts	Shares	Amounts	Shares	Amounts	Capital	Shares	Amounts	Earnings	Interest	Total
Balance at December 31, 2023	49,571	$496	39,466	$4	—	$—	$98,280	(4,551)	$(159,440)	$185,244	$89,623	$214,207
Equity-based compensation	—	—	—	—	—	—	2,751	—	—	—	2,446	5,197
Exercise of stock options	—	—	—	—	—	—	(30)	2	81	—	—	51
Non-controlling interest adjustment for capital contribution of proceeds from the exercise of stock options	—	—	—	—	—	—	(22)	—	—	—	22	—
Vesting of restricted stock units	—	—	—	—	—	—	(2,234)	74	2,595	—	(361)	—
Repurchases of Class A common stock for withholding taxes on vested RSUs	—	—	—	—	—	—	209	(24)	(867)	—	—	(658)
Distributions to holders of LLC common units	—	—	—	—	—	—	—	—	—	—	(9,947)	(9,947)
Dividends(1)	—	—	—	—	—	—	—	—	—	(5,634)	—	(5,634)
Non-controlling interest adjustment	—	—	—	—	—	—	(126)	—	—	—	126	—
Net loss	—	—	—	—	—	—	—	—	—	(22,307)	(28,499)	(50,806)
Balance at March 31, 2024	49,571	$496	39,466	$4	—	$—	$98,828	(4,499)	$(157,631)	$157,303	$53,410	$152,410
Equity-based compensation	—	—	—	—	—	—	2,858	—	—	—	2,539	5,397
Vesting of restricted stock units	—	—	—	—	—	—	(1,599)	48	1,671	—	(72)	—
Repurchases of Class A common stock for withholding taxes on vested RSUs	—	—	—	—	—	—	60	(5)	(156)	—	—	(96)
Distributions to holders of LLC common units	—	—	—	—	—	—	—	—	—	—	(8,848)	(8,848)
Dividends(1)	—	—	—	—	—	—	—	—	—	(5,640)	—	(5,640)
Non-controlling interest adjustment	—	—	—	—	—	—	(71)	—	—	—	71	—
Net income	—	—	—	—	—	—	—	—	—	9,771	13,643	23,414
Balance at June 30, 2024	49,571	$496	39,466	$4	—	$—	$100,076	(4,456)	$(156,116)	$161,434	$60,743	$166,637
Equity-based compensation	—	—	—	—	—	—	2,956	—	—	—	2,617	5,573
Exercise of stock options	—	—	—	—	—	—	(315)	23	813	—	—	498
Non-controlling interest adjustment for capital contribution of proceeds from the exercise of stock options	—	—	—	—	—	—	(217)	—	—	—	217	—
Vesting of restricted stock units	—	—	—	—	—	—	(9,783)	315	11,033	—	(1,250)	—
Repurchases of Class A common stock for withholding taxes on vested RSUs	—	—	—	—	—	—	1,544	(111)	(3,900)	—	—	(2,356)
Distributions to holders of LLC common units	—	—	—	—	—	—	—	—	—	—	(51)	(51)
Dividends(1)	—	—	—	—	—	—	—	—	—	(5,666)	—	(5,666)
Non-controlling interest adjustment	—	—	—	—	—	—	(44)	—	—	—	44	—
Net income	—	—	—	—	—	—	—	—	—	5,501	2,555	8,056
Balance at September 30, 2024	49,571	$496	39,466	$4	—	$—	$94,217	(4,229)	$(148,170)	$161,269	$64,875	$172,691

(1)	The Company declared dividends per share of Class A common stock of $0.125 for each of the three months ended March 31, 2024, June 30, 2024 and September 30, 2024.

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Stockholders' Equity

(In Thousands)

							Additional				Non-
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Paid-In	Treasury Stock		Retained	Controlling
	Shares	Amounts	Shares	Amounts	Shares	Amounts	Capital	Shares	Amounts	Earnings	Interest	Total
Balance at December 31, 2022	47,571	$476	41,466	$4	—	—	$106,051	(5,130)	(179,732)	$221,031	$99,856	$247,686
Equity-based compensation	—	—	—	—	—	—	3,345	—	—	—	3,013	6,358
Exercise of stock options	—	—	—	—	—	—	(25)	2	66	—	—	41
Non-controlling interest adjustment for capital contribution of proceeds from the exercise of stock options	—	—	—	—	—	—	(17)	—	—	—	17	—
Vesting of restricted stock units	—	—	—	—	—	—	(1,104)	37	1,300	—	(196)	—
Repurchases of Class A common stock for withholding taxes on vested RSUs	—	—	—	—	—	—	128	(13)	(466)	—	—	(338)
Redemption of LLC common units for Class A common stock	2,000	20	(2,000)	—	—	—	9,673	—	—	—	(4,739)	4,954
Distributions to holders of LLC common units	—	—	—	—	—	—	—	—	—	—	(6,046)	(6,046)
Dividends(1)	—	—	—	—	—	—	—	—	—	(27,791)	—	(27,791)
Establishment of liabilities under the Tax Receivable Agreement and related changes to deferred tax assets associated with that liability	—	—	—	—	—	—	(4,014)	—	—	—	—	(4,014)
Non-controlling interest adjustment	—	—	—	—	—	—	(20)	—	—	—	20	—
Net income	—	—	—	—	—	—	—	—	—	3,169	1,734	4,903
Balance at March 31, 2023	49,571	$496	39,466	$4	—	$—	$114,017	(5,104)	$(178,832)	$196,409	$93,659	$225,753
Equity-based compensation	—	—	—	—	—	—	3,418	—	—	—	3,074	6,492
Exercise of stock options	—	—	—	—	—	—	(101)	8	266	—	—	165
Non-controlling interest adjustment for capital contribution of proceeds from the exercise of stock options	—	—	—	—	—	—	(70)	—	—	—	70	—
Vesting of restricted stock units	—	—	—	—	—	—	(1,965)	62	2,157	—	(192)	—
Repurchases of Class A common stock for withholding taxes on vested RSUs	—	—	—	—	—	—	87	(12)	(374)	—	—	(287)
Distributions to holders of LLC common units	—	—	—	—	—	—	—	—	—	—	(10,784)	(10,784)
Dividends(1)	—	—	—	—	—	—	—	—	—	(27,819)	—	(27,819)
Non-controlling interest adjustment	—	—	—	—	—	—	458	—	—	—	(458)	—
Net income	—	—	—	—	—	—	—	—	—	28,703	36,020	64,723
Balance at June 30, 2023	49,571	$496	39,466	$4	—	$—	$115,844	(5,046)	$(176,783)	$197,293	$121,389	$258,243
Equity-based compensation	—	—	—	—	—	—	2,882	—	—	—	2,584	5,466
Exercise of stock options	—	—	—	—	—	—	(68)	5	181	—	—	113
Non-controlling interest adjustment for capital contribution of proceeds from the exercise of stock options	—	—	—	—	—	—	(46)	—	—	—	46	—
Vesting of restricted stock units	—	—	—	—	—	—	(11,313)	380	13,302	—	(1,989)	—
Repurchases of Class A common stock for withholding taxes on vested RSUs	—	—	—	—	—	—	1,089	(130)	(4,547)	—	—	(3,458)
Distributions to holders of LLC common units	—	—	—	—	—	—	—	—	—	—	(14,763)	(14,763)
Dividends(1)	—	—	—	—	—	—	—	—	—	(5,597)	—	(5,597)
Establishment of liabilities under the Tax Receivable Agreement and related changes to deferred tax assets associated with that liability	—	—	—	—	—	—	(42)	—	—	—	—	(42)
Non-controlling interest adjustment	—	—	—	—	—	—	596	—	—	—	(596)	—
Net income	—	—	—	—	—	—	—	—	—	15,961	14,932	30,893
Balance at September 30, 2023	49,571	$496	39,466	$4	—	$—	$108,942	(4,791)	$(167,847)	$207,657	$121,603	$270,855

(2)	The Company declared dividends per share of Class A common stock of $0.625, $0.625 and $0.125 for the three months ended March 31, 2023, June 30, 2023 and September 30, 2023, respectively.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(In Thousands)

	Nine Months Ended September 30,
	2024	2023
Operating activities
Net (loss) income	$(19,336)	$100,519

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	59,905	49,462
Equity-based compensation	16,167	18,316
(Gain) loss on lease termination	(2,585)	375
Long-lived asset impairment	12,355	9,269
Loss (gain) on sale or disposal of assets	9,525	(5,001)
Provision for losses on accounts receivable	412	(533)
Non-cash lease expense	42,475	45,593
Accretion of original debt issuance discount	1,790	1,628
Non-cash interest	2,339	2,139
Deferred income taxes	(560)	7,071
Tax Receivable Agreement liability adjustment	—	(1,680)
Change in assets and liabilities, net of acquisitions:
Receivables and contracts in transit	(38,543)	(72,681)
Inventories	270,061	339,187
Prepaid expenses and other assets	(8,683)	25,703
Accounts payable and other accrued expenses	113,413	72,437
Payment pursuant to Tax Receivable Agreement	(12,943)	(10,937)
Deferred revenue	9,394	4,084
Operating lease liabilities	(48,428)	(44,932)
Other, net	1,783	3,254
Net cash provided by operating activities	408,541	543,273

Investing activities
Purchases of property and equipment	(68,194)	(95,641)
Proceeds from sale of property and equipment	3,820	2,723
Purchases of real property	(1,243)	(64,302)
Proceeds from the sale of real property	48,434	35,603
Purchases of businesses, net of cash acquired	(62,323)	(150,475)
Proceeds from divestiture of business	19,957	—
Purchases of and loans to other investments	—	(3,444)
Purchases of intangible assets	(142)	(1,999)
Proceeds from sale of intangible assets	2,595	—
Net cash used in investing activities	$(57,096)	$(277,535)

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(In Thousands)

	Nine Months Ended September 30,
	2024	2023
Financing activities
Proceeds from long-term debt	$55,624	$59,227
Payments on long-term debt	(66,763)	(26,556)
Net payments on notes payable – floor plan, net	(317,519)	(273,478)
Borrowings on revolving line of credit	43,000	—
Payments on revolving line of credit	(32,000)	—
Payments on finance leases	(5,684)	(4,160)
Payments on sale-leaseback arrangement	(147)	(139)
Payment of debt issuance costs	(876)	(881)
Dividends on Class A common stock	(16,940)	(61,207)
Proceeds from exercise of stock options	549	319
RSU shares withheld for tax	(3,110)	(4,083)
Distributions to holders of LLC common units	(18,846)	(31,593)
Net cash used in financing activities	(362,712)	(342,551)

Decrease in cash and cash equivalents	(11,267)	(76,813)
Cash and cash equivalents at beginning of the period	39,647	130,131
Cash and cash equivalents at end of the period	$28,380	$53,318

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2024

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

The condensed consolidated financial statements as of and for the three and nine months ended September 30, 2024 and 2023 are unaudited. The condensed consolidated balance sheet as of December 31, 2023 has been derived from the audited financial statements at that date but does not include all of the disclosures required by GAAP. These interim condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 26, 2024. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.

CWH has sole voting power in and control of the management of CWGS, LLC (see Note 15 — Stockholders’ Equity). As of September 30, 2024, December 31, 2023, and September 30, 2023, CWH owned 53.1%, 52.9%, and 52.8%, respectively, of CWGS, LLC. Accordingly, the Company consolidates the financial results of CWGS, LLC and reports a non-controlling interest in its condensed consolidated financial statements.

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

2. Revenue

Contract Assets

As of September 30, 2024, December 31, 2023, and September 30, 2023 contract assets of $13.4 million, $16.1 million and $18.1 million, respectively, relating to RV service revenues, were included in accounts receivable in the accompanying condensed consolidated balance sheets.

Deferred Revenues

The Company records deferred revenues when cash payments are received or due in advance of the Company’s performance, net of estimated refunds that are presented separately as a component of accrued liabilities. For the nine months ended September 30, 2024, the Company estimates approximately $76.6 million of revenues recognized were included in the deferred revenue balance at the beginning of the period. These estimates consider factors including, but not limited to, average service term, cash received for the period, cancellations, contract extensions, and upgrades.

As of September 30, 2024, the Company had unsatisfied performance obligations primarily relating to plans for its roadside assistance, Good Sam Club memberships and loyalty point program, Coast to Coast memberships, the annual campground guide, and magazine publication revenue streams. The total unsatisfied performance obligations for these revenue streams at September 30, 2024 and the periods during which the Company expects to recognize the amounts as revenue are presented as follows (in thousands):

As of
September 30, 2024
2024	$39,596
2025	71,444
2026	28,980
2027	15,178
2028	7,666
Thereafter	5,677
Total	$168,541

3. Inventories and Floor Plan Payables

Inventories consisted of the following (in thousands):

	September 30,	December 31,	September 30,
	2024	2023	2023
Good Sam services and plans	$256	$452	$526
New RVs	1,189,880	1,378,403	1,131,575
Used RVs	420,727	464,833	534,155
Products, parts, accessories and other	170,793	199,261	202,786
	$1,781,656	$2,042,949	$1,869,042

Substantially all of the Company’s new RV inventory and certain of its used RV inventory, included in the RV and Outdoor Retail segment, is financed by a floor plan credit agreement (“Floor Plan Facility”) with a syndication of banks (“Floor Plan Lenders”).

As of September 30, 2024, December 31, 2023, and September 30, 2023, the applicable interest rate for the floor plan notes payable under the Floor Plan Facility was 7.47%, 7.28%, and 7.27%, respectively. As of September 30, 2024, December 31, 2023, and September 30, 2023, the applicable interest rate for revolving line of credit borrowings under the Floor Plan Facility was 7.57%, 7.63%, and 7.62%, respectively. Additionally, under the Floor Plan Facility, the revolving line of credit borrowings are limited by a borrowing base calculation, which did not limit the borrowing capacity at September 30, 2024, December 31, 2023, and September 30, 2023.

Management has determined that the credit agreement governing the Floor Plan Facility includes subjective acceleration clauses, which could impact debt classification. Management believes that no events have occurred at September 30, 2024 that would trigger a subjective acceleration clause. Additionally, the credit agreement governing the Floor Plan Facility contains certain financial covenants. FreedomRoads, LLC was in compliance with all financial debt covenants at September 30, 2024, December 31, 2023, and September 30, 2023.

The following table details the outstanding amounts and available borrowings under the Floor Plan Facility as of September 30, 2024 and December 31, 2023, and September 30, 2023 (in thousands):

	September 30,	December 31,	September 30,
	2024	2023	2023
Floor Plan Facility
Notes payable - floor plan:
Total commitment	$1,850,000	$1,850,000	$1,850,000
Less: borrowings, net of FLAIR offset account	(1,030,187)	(1,371,145)	(1,017,543)
Less: FLAIR offset account(1)	(151,539)	(145,047)	(207,411)
Additional borrowing capacity	668,274	333,808	625,046
Less: short-term payable for sold inventory(2)	(65,015)	(41,577)	(62,420)
Less: purchase commitments(3)	(30,432)	(27,420)	(42,715)
Unencumbered borrowing capacity	$572,827	$264,811	$519,911

Revolving line of credit:	$70,000	$70,000	$70,000
Less: borrowings	(31,885)	(20,885)	(20,885)
Additional borrowing capacity	$38,115	$49,115	$49,115

Letters of credit:
Total commitment	$30,000	$30,000	$30,000
Less: outstanding letters of credit	(12,300)	(12,300)	(11,300)
Additional letters of credit capacity	$17,700	$17,700	$18,700

(1)	Flooring line aggregate interest reduction (“FLAIR”) offset account that allows the Company to transfer cash to the Floor Plan Lenders as an offset to the payables under the Floor Plan Facility. The FLAIR offset account does not reduce the outstanding amount of loans under the Floor Plan Facility for purposes of determining the unencumbered borrowing capacity under the Floor Plan Facility.
(2)	The short-term payable represents the amount due for sold inventory. A payment for any floor plan units sold is due within three to ten business days of sale. Due to the short-term nature of these payables, the Company reclassifies the amounts from notes payable‒floor plan, net to accounts payable in the condensed consolidated balance sheets. Changes in the vehicle floor plan payable are reported as cash flows from financing activities in the condensed consolidated statements of cash flows.
(3)	Purchase commitments represent vehicles approved for floor plan financing where the inventory has not yet been received by the Company from the supplier and no floor plan borrowing is outstanding.

4. Restructuring and Long-Lived Asset Impairment

Restructuring – Active Sports

On March 1, 2023, management of the Company determined to implement plans (the “Active Sports Restructuring”) to exit and restructure operations of its indirect subsidiary, Active Sports, LLC, a specialty products retail business (“Active Sports”) as part of its review of underperforming assets and business lines. Upon liquidating a significant amount of inventory and exiting the related distribution centers, the Company reevaluated its exit plan and concluded instead that it would integrate the remaining operations into its existing distribution and fulfillment infrastructure while maintaining lower inventory levels and a smaller fixed cost structure. These plans have resulted in a much smaller operation and included the closure of the specialty retail location. The incremental inventory reserve charges were based, in part, on the Company’s estimates of the discounting necessary to liquidate the Active Sports inventory.

The activities under the Active Sports Restructuring were substantially completed by December 31, 2023. Certain lease costs continued to be incurred until the termination of the last remaining significant lease during the three months ended September 30, 2024.

As of September 30, 2024, the total restructuring costs associated with the Active Sports Restructuring were $7.8 million. The breakdown of these restructuring costs is as follows:

●	one-time employee termination benefits relating to the specialty retail store and distribution center closures of $0.2 million;
●	incremental inventory reserve charges of $4.3 million;
●	lease termination charges of $1.5 million; and
●	other associated costs of $1.8 million.

The following table details the costs incurred during the three and nine months ended September 30, 2024 and 2023 associated with the Active Sports Restructuring (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Active Sports Restructuring costs:
One-time termination benefits(1)	$—	$—	$—	$193
Incremental inventory reserve charges(1)	—	1,250	—	3,896
Lease termination costs (2)	1,343	375	1,343	375
Other associated costs(3)	282	299	818	719
Total Active Sports Restructuring costs	$1,625	$1,924	$2,161	$5,183

(1)	These costs were included in costs applicable to revenues – products, service and other in the condensed consolidated statements of operations.
(2)	These costs were included in lease termination charges in the condensed consolidated statements of operations. This reflects termination fees paid or to be paid, net of any gain from derecognition of the related operating lease assets and liabilities. The $1.5 million lease termination fee for a lease terminated during the three months ended September 30, 2024 was paid on October 1, 2024.
(3)	Other associated costs primarily represent labor, lease and other operating expenses incurred during the post-close wind-down period for the Active Sports Restructuring for the periods presented and were included primarily in selling, general, and administrative expenses in the condensed consolidated statements of operations.

The following table details changes in the restructuring accrual associated with the Active Sports Restructuring (in thousands):

	One-time	Lease	Other
	Termination	Termination	Associated
	Benefits	Costs (1)	Costs (2)	Total
Balance at March 31, 2023	$—	$—	$—	$—
Charged to expense	193	—	719	912
Paid or otherwise settled	(193)	—	(719)	(912)
Balance at September 30, 2023	—	—	—	—
Charged to expense	—	—	284	284
Paid or otherwise settled	—	—	(284)	(284)
Balance at December 31, 2023	—	—	—	—
Charged to expense	—	1,492	818	2,310
Paid or otherwise settled	—	—	(818)	(818)
Balance at September 30, 2024	$—	$1,492	$—	$1,492

(1)	Lease termination costs exclude the $0.1 million of gain from the derecognition of the operating lease assets and liabilities relating to the terminated leases as part of the Active Sports Restructuring for the nine months ended September 30, 2024.

(2)	Other associated costs primarily represent labor, lease and other operating expenses incurred during the post-close wind-down period for the specialty retail location and distribution centers related to the Active Sports Restructuring.

Long-Lived Asset Impairment

During the three months ended March 31, 2023, the Company recorded an impairment charge totaling $6.6 million related to the Active Sports Restructuring, of which $4.5 million related to intangible assets, and $2.1 million related to other long-lived asset categories.

Additionally, during the three and nine months ended September 30, 2024 and 2023, the Company had indicators of impairment of the long-lived assets for certain locations, which were unrelated to the Active Sports Restructuring. Such indicators primarily included decreases in market rental rates or market value of real property for closed locations, or based on the Company’s review of location performance in the normal course of business. As a result of updating certain assumptions in the long-lived asset impairment analysis for these locations, the Company determined that the fair value of certain long-lived assets were below their carrying value and were impaired.

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

The following table details long-lived asset impairment charges by type of long-lived asset and by restructuring activity, all of which relate to the RV and Outdoor Retail segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Long-lived asset impairment charges by type of long-lived asset:
Leasehold improvements	$214	$1,117	$3,694	$1,857
Operating lease right of use assets	547	631	4,874	1,107
Building and improvements	1,183	—	3,787	—
Furniture and equipment	—	—	—	329
Software	—	—	—	1,362
Construction in progress and software in development	—	—	—	113
Intangible assets	—	—	—	4,501
Total long-lived asset impairment charges	$1,944	$1,748	$12,355	$9,269

Long-lived asset impairment charges by restructuring activity:
Active Sports Restructuring	$—	$—	$—	$6,648
Unrelated to restructuring activities	1,944	1,748	12,355	2,621
Total long-lived asset impairment charges	$1,944	$1,748	$12,355	$9,269

5. Assets Held for Sale and Business Divestiture

As of September 30, 2024, December 31, 2023, and September 30, 2023, five, five, and two RV and Outdoor Retail segment properties, respectively, met the criteria to be classified as held for sale. Additionally, as of December 31, 2023 and September 30, 2023, certain of these properties had associated secured borrowings under the Company’s Real Estate Facilities (see Note 7 — Long-Term Debt for definition and further details).

The following table presents the components of assets held for sale and liabilities related to assets held for sale at September 30, 2024, December 31, 2023, and September 30, 2023 (in thousands):

	September 30,	December 31,	September 30,
	2024	2023	2023
Assets held for sale:
Property and equipment, net	$10,353	$29,864	$4,635
	$10,353	$29,864	$4,635
Liabilities related to assets held for sale:
Current portion of long-term debt	$—	$864	$201
Long-term debt, net of current portion	—	16,424	3,821
	$—	$17,288	$4,022

Additionally, on May 3, 2024, the Company closed on the sale of certain assets of the RV and Outdoor Retail segment’s RV furniture business (“CWDS”) and, in connection with the sale, entered into a supply agreement (“Supplier Agreement”) with the buyer and the sublease of certain properties and equipment to the buyer. The approximately $30.4 million fair value of consideration received from the divestiture were comprised of approximately $20.0 million of cash consideration, $9.5 million of an intangible asset for the Supplier Agreement, and $0.9 million of cash consideration as a holdback to be released by the buyer after one year less any offset for expenditures that were indemnified by the Company. The divested net assets of CWDS were comprised primarily of approximately $28.8 million of products, parts, accessories and other inventories, $0.9 million of net intangible assets, $1.2 million of accounts payable assumed and $8.9 million of goodwill allocated from the RV and Outdoor Retail segment based on the relative fair value of CWDS. This divestiture transaction resulted in a loss of $7.1 million and is included in loss (gain) on sale or disposal of assets in the condensed consolidated statements of operations for the nine months ended September 30, 2024. The Company believes that it will gain operational efficiencies by exiting the manufacture of RV furniture and focusing its resources on the sourcing and sale of its RV and aftermarket accessory products. The fair value of the Supplier Agreement intangible asset was estimated as the present value of the estimated benefits that a market participant would receive under the Supplier Agreement, such as favorable pricing and rebates, over the term of the agreement, which is categorized as a Level 3 measurement. This Supplier Agreement intangible asset is expected to be amortized over the term of the agreement of approximately 10 years.

6. Goodwill and Intangible Assets

Goodwill

The following table presents a summary of changes in the Company’s goodwill by segment for the nine months ended September 30, 2024 and 2023 (in thousands):

	Good Sam
	Services and	RV and
	Plans	Outdoor Retail	Consolidated
Balance at December 31, 2022 (excluding impairment charges)	$71,118	$793,142	$864,260
Accumulated impairment charges	(46,884)	(194,953)	(241,837)
Balance at December 31, 2022	24,234	598,189	622,423
Acquisitions	—	65,716	65,716
Balance at September 30, 2023	24,234	663,905	688,139
Acquisitions	—	23,083	23,083
Balance at December 31, 2023	24,234	686,988	711,222
Acquisitions	1,561	28,929	30,490
Divestiture (1)	—	(8,899)	(8,899)
Balance at September 30, 2024	$25,795	$707,018	$732,813

(1) See Note 5 — Assets Held for Sale and Business Divestiture.

Intangible Assets

Finite-lived intangible assets and related accumulated amortization consisted of the following at September 30, 2024, December 31, 2023 and September 30, 2023 (in thousands):

	September 30, 2024
	Cost or	Accumulated
	Fair Value	Amortization	Net
Good Sam Services and Plans:
Membership, customer lists and other	$9,740	(9,464)	$276
Trademarks and trade names	2,132	(343)	1,789
Websites and developed technology	3,650	(1,475)	2,175
RV and Outdoor Retail:
Customer lists, domain names and other	4,154	(2,652)	1,502
Supplier lists and agreements	9,500	(371)	9,129
Trademarks and trade names	26,526	(21,670)	4,856
Websites and developed technology	6,345	(5,659)	686
	$62,047	$(41,634)	$20,413

	December 31, 2023
	Cost or	Accumulated
	Fair Value	Amortization	Net
Good Sam Services and Plans:
Membership, customer lists and other	$9,640	$(9,246)	$394
Trademarks and trade names	2,132	(238)	1,894
Websites and developed technology	3,050	(1,118)	1,932
RV and Outdoor Retail:
Customer lists and domain names	5,543	(3,269)	2,274
Supplier lists and agreements	1,696	(1,102)	594
Trademarks and trade names	27,251	(21,390)	5,861
Websites and developed technology	6,325	(5,557)	768
	$55,637	$(41,920)	$13,717

	September 30, 2023
	Cost or	Accumulated
	Fair Value	Amortization	Net
Good Sam Services and Plans:
Membership, customer lists and other	$9,640	$(9,179)	$461
Trademarks and trade names	2,132	(202)	1,930
Websites and developed technology	3,050	(1,009)	2,041
RV and Outdoor Retail:
Customer lists and domain names and other	5,618	(3,103)	2,515
Supplier lists and agreements	1,696	(1,018)	678
Trademarks and trade names	27,251	(20,941)	6,310
Websites and developed technology	6,032	(5,523)	509
	$55,419	$(40,975)	$14,444

7. Long-Term Debt

Outstanding long-term debt consisted of the following (in thousands):

	September 30,	December 31,	September 30,
	2024	2023	2023
Term Loan Facility (1)	$1,338,321	$1,346,229	$1,348,882
Real Estate Facilities (2)	183,497	166,604	188,543
Other Long-Term Debt	8,007	8,246	8,327
Subtotal	1,529,825	1,521,079	1,545,752
Less: current portion	(23,798)	(22,121)	(23,257)
Total	$1,506,027	$1,498,958	$1,522,495

(1)	Net of $10.2 million, $12.0 million, and $12.6 million of original issue discount at September 30, 2024, December 31, 2023, and September 30, 2023, respectively, and $3.9 million, $4.7 million, and $5.0 million of finance costs at September 30, 2024, December 31, 2023, and September 30, 2023, respectively.
(2)	Net of $3.3 million, $3.3 million, and $3.5 million of finance costs at September 30, 2024, December 31, 2023, and September 30, 2023, respectively.

Senior Secured Credit Facilities

As of September 30, 2024, December 31, 2023, and September 30, 2023, CWGS Group, LLC (the “Borrower”), a wholly-owned subsidiary of CWGS, LLC, was party to a credit agreement (the “Credit Agreement”) for a term loan facility (the “Term Loan Facility”) and a revolving credit facility (the “Revolving Credit Facility” and collectively the “Senior Secured Credit Facilities”).

The following table details the outstanding amounts and available borrowings under the Senior Secured Credit Facilities as of (in thousands):

	September 30,	December 31,	September 30,
	2024	2023	2023
Senior Secured Credit Facilities:
Term Loan Facility:
Principal amount of borrowings	$1,400,000	$1,400,000	$1,400,000
Less: cumulative principal payments	(47,545)	(37,034)	(33,530)
Less: unamortized original issue discount	(10,228)	(12,016)	(12,596)
Less: unamortized finance costs	(3,906)	(4,721)	(4,992)
	1,338,321	1,346,229	1,348,882
Less: current portion	(14,015)	(14,015)	(14,015)
Long-term debt, net of current portion	$1,324,306	$1,332,214	$1,334,867
Revolving Credit Facility:
Total commitment	$65,000	$65,000	$65,000
Less: outstanding letters of credit	(4,902)	(4,930)	(4,930)
Less: total net leverage ratio borrowing limitation	(37,348)	(37,320)	(37,320)
Additional borrowing capacity	$22,750	$22,750	$22,750
	-

As of September 30, 2024, December 31, 2023, and September 30, 2023, the average interest rate on the Term Loan Facility was 7.47%, 7.97%, and 7.95%, respectively, and the effective interest rate was 7.92%, 8.21%, and 8.19%, respectively.

Management has determined that the Senior Secured Credit Facilities include subjective acceleration clauses, which could impact debt classification. Management believes that no events have occurred at September 30, 2024 that would trigger a subjective acceleration clause.

The Credit Agreement requires the Borrower and its subsidiaries to comply on a quarterly basis with a maximum Total Net Leverage Ratio (as defined in the Credit Agreement), which covenant is in effect only if, as of the end of each calendar quarter, the aggregate amount of borrowings under the revolving credit facility, letters of credit and unreimbursed letter of credit disbursements outstanding at such time is greater than 35% of the total commitment on the Revolving Credit Facility (excluding (i) up to $15.0 million attributable to any outstanding undrawn letters of credit and (ii) any cash collateralized or backstopped letters of credit), as defined in the Credit Agreement. As of September 30, 2024, the Company was not subject to this covenant as borrowings under the Revolving Credit Facility did not exceed the 35% threshold, however the Company’s borrowing capacity was reduced by $37.3 million in light of this covenant. The Company was in compliance with all applicable financial debt covenants at September 30, 2024, December 31, 2023, and September 30, 2023.

Real Estate Facilities

As of September 30, 2024, December 31, 2023, and September 30, 2023, subsidiaries of FRHP Lincolnshire, LLC (“FRHP”), an indirect wholly-owned subsidiary of CWGS, LLC, were parties to a credit agreement with a syndication of banks for a real estate credit facility (the “M&T Real Estate Facility”). During the nine months ended September 30, 2024 and 2023, FRHP borrowed an additional $55.6 million and $59.2 million, respectively, under the M&T Real Estate Facility. During the nine months ended September 30, 2024, FRHP repaid $38.6 million of the M&T Real Estate Facility to pay off the remaining principal balances relating to six properties.

In August 2024, FRHP amended the M&T Real Estate Facility to increase the maximum borrowing capacity from $250.0 million to $300.0 million. This additional borrowing capacity was not deducted from FRHP’s option to request an additional $100.0 million of borrowing capacity and the lenders under the M&T Real Estate Facility are not under any obligation to provide commitments in respect of any such increase. No funds were drawn at closing. As of September 30, 2024, the remaining available borrowing capacity was $57.4 million.

As of September 30, 2024, December 31, 2023, and September 30, 2023, Camping World Property, LLC, successor by conversion to Camping World Property, Inc. (the ‘‘Real Estate Borrower’’), an indirect wholly-owned subsidiary of CWGS, LLC, and CIBC Bank USA (“Lender”), were parties to loan and security agreements for real estate credit facilities ((as amended from time to time, the “First CIBC Real Estate Facility”, the “Second CIBC Real Estate Facility”, and the “Third CIBC Real Estate Facility”, respectively, and collectively the “CIBC Real Estate Facilities”) and together with the M&T Real Estate Facility, the “Real Estate Facilities”). In June 2023, the Real Estate Borrower sold one property located in Franklin, Kentucky, which was secured by the Second CIBC Real Estate Facility. As part of the settlement of the property sale, the outstanding balance of the Second CIBC Real Estate Facility of $7.4 million was repaid and terminated by the Real Estate Borrower. In May 2024, the Real Estate Borrower repaid the outstanding balance of the Third Real Estate Facility of $8.9 million, which related to the facility for the operations of CWDS in Elkhart, Indiana (see Note 5 — Assets Held for Sale and Business Divestiture).

The following table shows a summary of the outstanding balances, remaining available borrowings, and weighted average interest rate under the M&T Real Estate Facility and the CIBC Real Estate Facilities (collectively the “Real Estate Facilities”) at September 30, 2024:

	As of September 30, 2024
		Remaining		Wtd. Average
(In thousands)	Outstanding(1)	Available(2)		Interest Rate
Real Estate Facilities
M&T Real Estate Facility	$180,051	$57,390	(3)	6.56%
First CIBC Real Estate Facility	3,446	—		8.29%
	$183,497	$57,390

(1)	Outstanding principal amounts are net of unamortized finance costs.
(2)	Amounts cannot be reborrowed.
(3)	Additional borrowings on the M&T Real Estate Facility are subject to a debt service coverage ratio covenant and to the property collateral requirements under the M&T Real Estate Facility.

Management has determined that the credit agreements governing the Real Estate Facilities include subjective acceleration clauses, which could impact debt classification. Management believes that no events have occurred at September 30, 2024 that would trigger a subjective acceleration clause. Additionally, the Real Estate Facilities are subject to certain cross default provisions, a debt service coverage ratio, and other customary covenants. The Company was in compliance with all financial debt covenants at September 30, 2024, December 31, 2023, and September 30, 2023.

Other Long-Term Debt

As of September 30, 2024, the outstanding principal balance of other long-term debt was $8.0 million with a weighted average interest rate of 4.27%.

8. Lease Obligations

The following table presents certain information related to the costs for leases where the Company is the lessee (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease cost	$28,999	$29,639	$87,483	$88,220
Finance lease cost:
Amortization of finance lease assets	2,788	1,987	8,484	1,242
Interest on finance lease liabilities	2,233	1,543	7,079	4,482
Short-term lease cost	562	475	1,398	1,539
Variable lease cost	6,422	4,941	19,312	17,358
Sublease income	(893)	(782)	(2,464)	(2,114)
Net lease costs	$40,111	$37,803	$121,292	$110,727

As of September 30, 2024, December 31, 2023, and September 30, 2023, finance lease assets of $122.7 million, $100.4 million, and $90.8 million, respectively, were included in property and equipment, net in the accompanying condensed consolidated balance sheets.

The following table presents supplemental cash flow information related to leases (in thousands):

	Nine Months Ended September 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$89,213	$87,604
Operating cash flows for finance leases	7,079	4,478
Financing cash flows for finance leases	5,684	4,160
Lease assets obtained in exchange for lease liabilities:
New, remeasured and terminated operating leases	62,520	40,598
New, remeasured and terminated finance leases	30,771	8,959

During the nine months ended September 30, 2024, the Company entered into sale-leaseback transactions for three properties associated with store locations in the RV and Outdoor Retail segment. The Company received consideration of $37.7 million of cash and recorded a gain of $0.4 million that is included in loss (gain) on sale or disposal of assets in the condensed consolidated statements of income for the nine months ended September 30, 2024. The Company entered into 20-year lease agreements for two of the properties and a 17-year lease agreement for one of the properties.

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

Recurring Fair Value Measurements

The following table presents the reported carrying values and the fair values by level of the Company’s assets and liabilities measured at fair value on a recurring basis:

	September 30, 2024		December 31, 2023		September 30, 2023
($ in thousands)	Carrying Value	Level 3	Carrying Value	Level 3	Carrying Value	Level 3
Assets:
Derived participation investment (1)	$3,947	$3,947	$—	$—	$—	$—
Liabilities:
Acquisition-related contingent consideration (2)	368	368	—	—	—	—
(1)	Derived participation investment was included in other assets in the accompanying condensed consolidated balance sheets.
(2)	The $0.2 million current and $0.2 million non-current portions of acquisition-related contingent consideration were included in accrued liabilities and other long-term liabilities, respectively, in the accompanying condensed consolidated balance sheets.

Derived Participation Investment

The Company has entered into an arrangement with a consumer financing partner to invest in a participation interest in the cash flows of certain financing transactions under the white label financing program with such consumer financing partner. The fair value of this investment was estimated by discounting the projected cash flows subject to the participation interest. The assumptions in the analysis included loan losses, prepayments, and recoveries derived based on historical observation of such data pertaining to the RV industry, as well as other relevant industries with loan structure similar to that of the RV industry. This is categorized as a Level 3 measurement and there was no significant change in fair value during the three and nine months ended September 30, 2024.

Contingent Consideration

The Company’s contingent consideration liability was established as part of the consideration for the acquisition of a tire rescue roadside assistance business in June 2024. The fair value of this liability was estimated as the present value of the probability weighted milestone payments at each of the first two anniversaries of the date of the acquisition for a maximum aggregate payment of $0.5 million if all milestones are reached. The assumptions in the analysis included the Company’s assessment of the probability that the milestones will be reached and a discount rate based primarily on the Company’s credit risk and its ability to pay. This is categorized as a Level 3 measurement and there was no significant change in fair value during the three and nine months ended September 30, 2024.

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

	Fair Value	September 30, 2024		December 31, 2023		September 30, 2023
($ in thousands)	Measurement	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Term Loan Facility	Level 2	$1,338,321	$1,296,666	$1,346,229	$1,328,892	$1,348,882	$1,380,135
Floor Plan Facility Revolving Line of Credit	Level 2	31,885	32,791	20,885	21,732	20,885	20,999
Real Estate Facilities(1)	Level 2	183,497	189,002	183,892	195,029	192,565	195,585
Other Long-Term Debt	Level 2	8,007	6,929	8,246	6,702	8,327	6,700

(1)	The carrying value of Real Estate Facilities at December 31, 2023 and September 30, 2023, include $17.3 million and $4.0 million, respectively, reported as liabilities related to assets held for sale in the condensed consolidated balance sheet.

10. Commitments and Contingencies

Litigation

Weissmann Complaint

On June 22, 2021, FreedomRoads Holding Company, LLC (“FR Holdco”), an indirect wholly-owned subsidiary of CWGS, LLC, filed a one-count complaint captioned FreedomRoads Holding Company, LLC v. Steve Weissmann in the Circuit Court of Cook County, Illinois against Steve Weissmann (“Weissmann”) for breach of contractual obligation under note guarantee (the “Note”) (the “Weissmann Complaint”). On October 8, 2021, Weissmann brought a counterclaim against FR Holdco and third-party defendants Marcus Lemonis, NBCUniversal Media, LLC, the Consumer National Broadcasting Company, Camping World, Inc. (“CW”), and Machete Productions (“Machete”) (the “Weissmann Counterclaim”), in which he alleges claims in connection with the Note and his appearance on the reality television show The Profit. Weissmann alleges the following causes of action against FR Holdco and all third-party defendants, including CW: (i) fraud; (ii) fraud in the inducement; (iii) fraudulent concealment; (iv) breach of fiduciary duty; (v) defamation; (vi) defamation per se; (vii) false light; (viii) intentional infliction of emotional distress; (ix) negligence; (x) unjust enrichment; and (xi) RICO § 1962. Weissmann seeks costs and damages in an amount to be proven at trial but no less than the amount in the Note (approximately $2.5 million); in connection with his RICO claim, Weissmann asserts he is entitled to damages in the amount of three times the Note. On February 18, 2022, NBCUniversal, CNBC, and Machete filed a motion to compel arbitration (the “NBC Arbitration Motion”). On May 5, 2022, an agreed order was filed staying the litigation in favor of arbitration. On May 31, 2022, FR Holdco filed an arbitration demand against Weissmann for collection on the Note. Weissmann filed his response and counterclaims, and third-party claims against FR Holdco, CW, Marcus Lemonis, NBCUniversal, and Machete on July 7, 2022. On or about July 21, 2022, FR Holdco and the other respondents filed their responses and affirmative defenses. On March 11, 2024, FR Holdco’s arbitration demand and the Weissmann arbitration demand were tried before a single arbitrator pursuant to the JAMS streamlined arbitration rules in a confidential arbitration hearing. On May 23, 2024, the arbitrator issued an interim award in favor of FR Holdco in the amount of $4,318,892, plus interest, costs, and attorneys’ fees as set forth in the Tumbleweed bankruptcy plan and to be determined by the arbitrator in subsequent proceedings. On July 31, 2024, the arbitrator heard the parties’ arguments on the amount of attorneys’ fees and costs owed to FR Holdco, after Weissmann conceded in a written briefing the obligation to pay attorneys’ fees and costs to FR Holdco as the prevailing party. On September 12, 2024, the arbitrator issued a final award in favor of FR Holdco in the amount of $4,990,006, in the manner described in the Tumbleweed bankruptcy plan. Weissmann is jointly and severally liable for $4,106,884 of that amount. On September 24, 2024, Weissmann and Tumbleweed filed a Petition to Vacate Arbitration Award in the Superior Court for the State of California, County of Los Angeles. On September 27, 2024, FR Holdco, CW, Marcus Lemonis, NBCUniversal, and Machete filed a Petition to Confirm Arbitration Award in the Superior Court for the State of California, County of Los Angeles. The parties’ respective oppositions to the petitions are due to be filed on November 4, 2024 and reply briefs in support of their respective petitions are due to be filed on November 11, 2024. The court will hear the petitions on November 20, 2024.

Tumbleweed Complaint

On November 10, 2021, Tumbleweed Tiny House Company, Inc. (“Tumbleweed”) filed a complaint against FR Holdco, CW, Marcus Lemonis, NBCUniversal Media, LLC, and Machete Productions in which

Tumbleweed alleges claims in connection with the Note and its appearance on the reality television show The Profit (the “Tumbleweed Complaint”), seeking primarily monetary damages. Tumbleweed alleges the following claims against the defendants, including FR Holdco and CW: (i) fraud; (ii) false promise; (iii) breach of fiduciary duty (and aiding and abetting the same); (iv) breach of contract; (v) breach of oral contract; (vi) tortious interference with prospective economic advantage; (vii) fraud in the inducement; (viii) negligent misrepresentation; (ix) fraudulent concealment; (x) conspiracy; (xi) unlawful business practices; (xii) defamation; and (xiii) declaratory judgment. On April 21, 2022, the Court granted a motion to compel arbitration filed by NBCUniversal and joined by all defendants, including FR Holdco, CW, and Marcus Lemonis, compelling Tumbleweed’s claims to arbitration. Tumbleweed served its arbitration demand on FR Holdco, CW, and Marcus Lemonis on May 17, 2022. FR Holdco, CW, and Marcus Lemonis filed responses and affirmative defenses on May 31, 2022. On July 20, 2022, pursuant to the JAMS streamlined arbitration rules, the Tumbleweed Complaint was consolidated together with the Weissmann Complaint. The parties have exchanged discovery. On March 11, 2024, FR Holdco’s arbitration demand and the Weissman arbitration demand were tried before a single arbitrator pursuant to the JAMS streamlined arbitration rules in a confidential arbitration hearing. On May 23, 2024, the arbitrator issued an interim award in favor of all respondents, including FR Holdco, CW, and Lemonis. On July 31, 2024, the arbitrator heard the parties arguments on the amount of attorneys’ fees and costs owed to FR Holdco, CW, Lemonis, and the other defendants, after Tumbleweed conceded the obligation to pay attorneys’ fees and costs to the prevailing parties. On September 12, 2024, the arbitrator issued a final award in favor of FR Holdco, CW, Lemonis in the amount of $3,793,455 in attorneys’ fees and $626,611 in costs. The arbitrator also awarded $4,990,006 in favor of FR Holdco. On September 24, 2024, Weissmann and Tumbleweed filed a Petition to Vacate Arbitration Award in the Superior Court for the State of California, County of Los Angeles. On September 27, 2024, FR Holdco, CW, Marcus Lemonis, NBCUniversal, and Machete filed a Petition to Confirm Arbitration Award in the Superior Court for the State of California, County of Los Angeles. The oppositions to the petitions are due to be filed on November 4, 2024 and reply briefs in support of their respective petitions are due to be filed on November 11, 2024. The court will hear the petitions on November 20, 2024.

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

Financial Assurances

In the normal course of business, the Company obtains standby letters of credit and surety bonds from financial institutions and other third parties. These instruments guarantee the Company’s future performance and provide third parties with financial and performance assurance in the event that the Company does not perform. These instruments support a wide variety of the Company’s business activities. As of September 30, 2024, December 31, 2023, and September 30, 2023, outstanding standby letters of credit issued through our Floor Plan Facility were $12.3 million, $12.3 million, and $11.3 million, respectively (see Note 3 — Inventories and Floor Plan Payables). The outstanding standby letters of credit issued through the Senior Secured Credit Facilities as of September 30, 2024, December 31, 2023, and September 30, 2023 were $4.9 million (see Note 7 — Long-Term Debt). As of September 30, 2024, December 31, 2023, and September 30, 2023, outstanding surety bonds were $25.0 million, $23.2 million, and $24.6 million, respectively. The underlying liabilities to which these instruments relate are reflected on the Company’s condensed consolidated balance sheets, where applicable. Therefore, no additional liability is reflected for the letters of credit and surety bonds themselves.

11. Statement of Cash Flows

Supplemental disclosures of cash flow information for the following periods (in thousands) were as follows:

	Nine months ended September 30,
	2024	2023
Cash paid during the period for:
Interest	$187,231	$159,191
Income taxes	3,546	3,040
Non-cash investing and financing activities:
Capital expenditures in accounts payable and accrued liabilities	6,145	13,637
Contingent consideration recognized as partial consideration for purchase of a business	368	—
Fair value of holdback receivable recognized as partial consideration for divestiture of a business	933	—
Supplier agreement intangible asset recognized as partial consideration for divestiture of a business	9,500	—
Prior period deposit applied to portion of purchase price of RV dealership acquisition	8,873	—
Purchase of real property through assumption of other long-term debt	—	5,185
Note receivable exchanged for amounts owed by other investment	—	2,153
Par value of Class A common stock issued for redemption of common units in CWGS, LLC	—	20
Cost of treasury stock issued for vested restricted stock units	15,299	16,759

12. Acquisitions

During the nine months ended September 30, 2024 and 2023, subsidiaries of the Company acquired the assets of multiple RV dealerships that constituted businesses under GAAP. The Company used cash and borrowings under its Floor Plan Facility to complete the acquisitions. The Company considers acquisitions of independent dealerships to be a fast and capital efficient alternative to opening new store locations to expand its business and grow its customer base. The acquired businesses were recorded at their estimated fair values under the acquisition method of accounting. The balance of the purchase prices in excess of the fair values of net assets acquired were recorded as goodwill.

During the nine months ended September 30, 2024, the RV and Outdoor Retail segment acquired the assets of various RV dealerships comprised of nine locations for an aggregate purchase price of approximately $69.4 million, of which one RV dealership had not opened by September 30, 2024. Separate from these acquisitions, during the nine months ended September 30, 2024, the Company purchased real property for an aggregate purchase price of $1.2 million. Additionally, in June 2024, the Good Sam Services and Plans segment acquired the assets of a tire rescue roadside assistance business for $1.8 million in cash and up to an aggregate $0.5 million of milestone payments of which half is potentially payable at each of the first two anniversaries of the date of the acquisition. These potential milestone payments were recorded as contingent consideration with a fair value of $0.4 million. The tire rescue roadside assistance business included a robust dispatch platform and strong network of service providers, which provide an opportunity to serve our customer base more effectively and reduce cost.

During the nine months ended September 30, 2023, the RV and Outdoor Retail segment acquired the assets of various RV dealerships comprised of 15 locations for an aggregate purchase price of approximately $150.5 million, of which three RV dealerships had not opened by September 30, 2023. Separate from these acquisitions, during the nine months ended September 30, 2023, the Company purchased real property for an aggregate purchase price of $69.5 million, of which $5.2 million was paid through the assumption of the related promissory note (see Note 7 ―Long-Term Debt ― Other Long-Term Debt).

The estimated fair values of the assets acquired and liabilities assumed for the acquisitions discussed above consist of the following, net of insignificant measurement period adjustments relating to acquisitions from the respective previous year:

	Nine Months Ended September 30,
($ in thousands)	2024	2023
Tangible assets (liabilities) acquired (assumed):
Accounts receivable, net	$4	$—
Inventories, net	37,642	83,939
Prepaid expenses and other assets	—	163
Property and equipment, net	296	1,147
Operating lease assets	15,328	916
Accounts payable	(5)	—
Accrued liabilities	(35)	(6)
Current portion of operating lease liabilities	(1,112)	(208)
Other current liabilities	(23)	(484)
Operating lease liabilities, net of current portion	(14,216)	(708)
Total tangible net assets acquired	37,879	84,759
Intangible assets acquired:
Supplier and customer relationships	2,595	—
Websites and developed technology	600	—
Total intangible assets acquired	3,195	—
Goodwill	30,490	65,716
Purchase price of acquisitions	71,564	150,475
Application of deposit paid in prior period	(8,873)	—
Contingent consideration	(368)	—
Cash paid for acquisitions, net of cash acquired	62,323	150,475
Inventory purchases financed via floor plan	(49,162)	(70,568)
Cash payment net of floor plan financing	$13,161	$79,907

The fair values above for the nine months ended September 30, 2024 are preliminary as they are subject to measurement period adjustments for up to one year from the date of acquisition as new information is obtained about facts and circumstances that existed as of the acquisition date relating to the valuation of the acquired assets, primarily the acquired inventories. For the nine months ended September 30, 2024, the fair values include a measurement period adjustment to record $2.6 million of other intangible assets from a RV dealership acquisition that occurred during the year ended December 31, 2023. These intangible assets had an estimated useful life of 15 years; however, these intangible assets were sold for $2.6 million during the nine months ended September 30, 2024. Developed technology intangible asset acquired of $0.6 million has an estimated useful life of five years.

The primary items that generated the goodwill are the value of the expected synergies between the acquired businesses and the Company and the acquired assembled workforce, neither of which qualify for recognition as a separately identified intangible asset. For the nine months ended September 30, 2024 and 2023, acquired goodwill of $30.5 million and $65.7 million, respectively, was expected to be deductible for tax purposes.

Included in the condensed consolidated financial statements for the nine months ended September 30, 2024 was revenue of $69.0 million and pre-tax income of $1.1 million from the acquired dealerships from the applicable acquisition dates. Included in the condensed consolidated financial statements for the nine months ended September 30, 2024 were insignificant amounts of revenue and pre-tax income from the acquired tire rescue roadside assistance business from the applicable acquisition date. Included in the condensed consolidated financial statements for the nine months ended September 30, 2023 were revenue of $60.5 million and pre-tax loss of $2.4 million from the acquired dealerships from the applicable acquisition dates. Pro forma information on these acquisitions has not been included, because the Company has deemed them to not be individually or cumulatively material.

13. Income Taxes

CWH is organized as a Subchapter C corporation and, as of September 30, 2024, is a 53.1% owner of CWGS, LLC (see Note 16 — Non-Controlling Interests). CWGS, LLC is organized as a limited liability company and treated as a partnership for U.S. federal and most applicable state and local income tax purposes and as such, is generally not subject to any U.S. federal entity-level income taxes. However, certain CWGS, LLC subsidiaries, including Americas Road and Travel Club, Inc. and FreedomRoads RV, Inc. and their wholly-owned subsidiaries, are subject to entity-level taxes as they are Subchapter C corporations (“C-Corps”).

Effective Income Tax Rate

For the nine months ended September 30, 2024 and 2023, the Company's effective income tax rate was 14.0% and 14.9%, respectively. The effective tax rate differed from the federal statutory rate of 21.0% primarily due to state taxes, certain accrual to return adjustments and a portion of the Company’s earnings being attributable to non-controlling interests in limited liability companies, which are not subject to entity level taxes. Additionally, the September 30, 2023 effective tax rate was favorably impacted by an entity classification election.

Tax Receivable Agreement

The Company is party to a tax receivable agreement (the “Tax Receivable Agreement”) that provides for the payment by the Company to the Continuing Equity Owners and Crestview Partners II GP, L.P. of 85% of the amount of tax benefits, if any, the Company actually realizes, or in some circumstances is deemed to realize, as a result of (i) increases in the tax basis from the purchase of common units from Crestview Partners II GP, L.P in exchange for Class A common stock in connection with the consummation of the IPO and the related transactions and any future redemptions that are funded by the Company and any further redemptions of common units by Continuing Equity Owners and (ii) certain other tax benefits attributable to payments made under the Tax Receivable Agreement. The above payments are predicated on CWGS, LLC making an election under Section 754 of the Internal Revenue Code effective for each tax year in which a redemption of common units for cash or stock occurs. These tax benefit payments are not conditioned upon one or more of the Continuing Equity Owners or Crestview Partners II GP, L.P. maintaining a continued ownership interest in CWGS, LLC. In general, the Continuing Equity Owners’ or Crestview Partners II GP, L.P.’s rights under the Tax Receivable Agreement are assignable, including to transferees of its common units in CWGS, LLC (other than the Company as transferee pursuant to a redemption of common units in CWGS, LLC). The Company expects to benefit from the remaining 15% of the tax benefits, if any, which may be realized. The Company does not expect a cash tax reduction for tax benefits subject to the Tax Receivable Agreement during the year ending December 31, 2024 and, therefore, does not expect a payment under the Tax Receivable Agreement to be made during the year ending December 31, 2025.

On January 1, 2023, giftees of common units that had been gifted by CWGS Holding, LLC, a wholly-owned subsidiary of ML Acquisition Company, LLC, which is indirectly owned by Marcus Lemonis, the Company’s Chairman and Chief Executive Officer, redeemed 2.0 million common units in CWGS, LLC for 2.0 million shares of the Company’s Class A common stock (see Note 16 — Non-Controlling Interests). The increase in deferred tax assets, the non-current portion of the Tax Receivable Agreement liability, and additional paid-in capital resulting from these redemptions was $6.3 million, $5.4 million, and $0.9 million, respectively. Payments pursuant to the Tax Receivable Agreement relating to these redemptions may begin as early as the year ending December 31, 2024.

14. Related Party Transactions

Transactions with Directors, Equity Holders and Executive Officers

FreedomRoads leases various RV dealership locations from managers and officers. During the nine months ended September 30, 2023, the related party lease expense for these locations was $3.2 million, which was included in selling, general, and administrative expenses in the condensed consolidated statements of operations. For the nine months ended September 30, 2024 there was no related party lease expense.

From January 2012 until its expiration in March 2024, FreedomRoads was the lessee of what is now its previous corporate headquarters in Lincolnshire, Illinois (as amended from time to time, the “Lincolnshire Lease”). There were $0.2 million of rental payments for this lease for the three months ended September 30, 2023, which included common area maintenance charges. For the nine months ended September 30, 2024 and 2023, rental payments for the Lincolnshire Lease, including common area maintenance charges, were $0.2 million and $0.7 million, respectively, which were included in selling, general, and administrative expenses in the condensed consolidated statements of operations. The Company’s Chairman and Chief Executive Officer had personally guaranteed the Lincolnshire Lease.

15. Stockholders’ Equity

Stock Repurchase Program

During the nine months ended September 30, 2024 and 2023, the Company did not repurchase Class A common stock under the stock repurchase program. Repurchases under the stock repurchase program are subject to any applicable limitations on the availability of funds to be distributed to the Company by CWGS, LLC to fund repurchases and may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases to be determined at the Company’s discretion, depending on market conditions and corporate needs. Open market repurchases will be structured to occur in accordance with applicable federal securities laws, including within the pricing and volume requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The Company may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of its shares under this authorization. This program does not obligate the Company to acquire any particular amount of Class A common stock and the program may be extended, modified, suspended or discontinued at any time at the Board’s discretion. The Company expects to fund the repurchases using cash on hand. As of September 30, 2024, the remaining approved amount for repurchases of Class A common stock under the share repurchase program was approximately $120.2 million and the program expires on December 31, 2025.

16. Non-Controlling Interests

The following table summarizes the CWGS, LLC common unit ownership by CWH and the Continuing Equity Owners:

	As of September 30, 2024		As of December 31, 2023		As of September 30, 2023
	Common Units	Ownership %	Common Units	Ownership %	Common Units	Ownership %
CWH	45,341,818	53.1%	45,020,116	52.9%	44,780,170	52.8%
Continuing Equity Owners	40,044,536	46.9%	40,044,536	47.1%	40,044,536	47.2%
Total	85,386,354	100.0%	85,064,652	100.0%	84,824,706	100.0%

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

The following table summarizes the effects of changes in ownership in CWGS, LLC on the Company’s equity:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Net income (loss) attributable to Camping World Holdings, Inc.	$5,501	$15,961	$(7,035)	$47,833
Transfers to non-controlling interests:
Decrease in additional paid-in capital as a result of the purchase of common units from CWGS, LLC with proceeds from the exercise of stock options	(217)	(46)	(239)	(133)
Decrease in additional paid-in capital as a result of the vesting of restricted stock units	(9,783)	(11,313)	(13,616)	(14,382)
Increase in additional paid-in capital as a result of repurchases of Class A common stock for withholding taxes on vested RSUs	1,544	1,089	1,813	1,304
Increase in additional paid-in capital as a result of the redemption of common units of CWGS, LLC	—	—	—	9,673
Change from net income (loss) attributable to Camping World Holdings, Inc. and transfers to non-controlling interests	$(2,955)	$5,691	$(19,077)	$44,295

17. Equity-Based Compensation Plans

The following table summarizes the equity-based compensation that has been included in the following line items within the condensed consolidated statements of operations during:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Equity-based compensation expense:
Costs applicable to revenue	$95	$142	$276	$496
Selling, general, and administrative	5,478	5,324	15,891	17,820
Total equity-based compensation expense	$5,573	$5,466	$16,167	$18,316

The following table summarizes stock option activity for the nine months ended September 30, 2024:

Stock Options
(in thousands)
Outstanding at December 31, 2023	193
Exercised	(26)
Forfeited	(9)
Outstanding and exercisable at September 30, 2024	158

The following table summarizes restricted stock unit (“RSU”) activity for the nine months ended September 30, 2024:

Restricted
Stock Units
(in thousands)
Outstanding at December 31, 2023	1,875
Granted	633
Vested	(437)
Forfeited	(116)
Outstanding at September 30, 2024	1,955

During the nine months ended September 30, 2024, the Company granted 290,310 RSUs to non-executive employees with an aggregate grant date fair value of $7.4 million and weighted-average grant date fair value of $25.59 per RSU, which will be recognized, net of forfeitures, over a vesting period of five years.

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

During the nine months ended September 30, 2024, the Company granted 300,000 RSUs in aggregate to three executive officers in conjunction with those executive officers’ amended and restated employment agreements. These RSUs had an aggregate grant date fair value of $5.3 million and a weighted-average grant date fair value of $17.52 per RSU, which will be recognized, net of forfeitures, over a vesting period of five years.

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

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings (loss) per share of Class A common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands except per share amounts)	2024	2023	2024	2023
Numerator:
Net income (loss)	$8,056	$30,893	$(19,336)	$100,519
Less: net income (loss) attributable to non-controlling interests	(2,555)	(14,932)	12,301	(52,686)
Net income (loss) attributable to Camping World Holdings, Inc. — basic	$5,501	$15,961	$(7,035)	$47,833
Add: reallocation of net income (loss) attributable to non-controlling interests from the assumed redemption of common units of CWGS, LLC for Class A common stock	2,127	11,468	(8,525)	40,037
Net income (loss) attributable to Camping World Holdings, Inc. — diluted	$7,628	$27,429	$(15,560)	$87,870
Denominator:
Weighted-average shares of Class A common stock outstanding — basic	45,232	44,666	45,124	44,538
Dilutive options to purchase Class A common stock	—	35	—	26
Dilutive restricted stock units	341	434	—	308
Dilutive common units of CWGS, LLC that are convertible into Class A common stock	40,045	40,045	40,045	40,045
Weighted-average shares of Class A common stock outstanding — diluted	85,618	85,180	85,169	84,917

Earnings (loss) per share of Class A common stock — basic	$0.12	$0.36	$(0.16)	$1.07
Earnings (loss) per share of Class A common stock — diluted	$0.09	$0.32	$(0.18)	$1.03

Weighted-average anti-dilutive securities excluded from the computation of diluted earnings (loss) per share of Class A common stock:
Stock options to purchase Class A common stock	158	—	182	—
Restricted stock units	890	852	2,031	1,353

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

19. Segments Information

Reportable segment revenue; segment income; floor plan interest expense; depreciation and amortization; other interest expense, net; and total assets are as follows:

	Three Months Ended September 30, 2024				Three Months Ended September 30, 2023
	Good Sam	RV and			Good Sam	RV and
	Services	Outdoor	Intersegment		Services	Outdoor	Intersegment
($ in thousands)	and Plans	Retail	Eliminations	Total	and Plans	Retail	Eliminations	Total
Revenue:
Good Sam services and plans	$50,639	$—	$202	$50,841	$50,022	$—	$(133)	$49,889
New vehicles	—	826,606	(1,690)	824,916	—	680,497	(1,290)	679,207
Used vehicles	—	448,204	(962)	447,242	—	591,494	(1,267)	590,227
Products, service and other	—	224,948	(109)	224,839	—	235,764	(155)	235,609
Finance and insurance, net	—	167,029	(774)	166,255	—	164,573	(943)	163,630
Good Sam Club	—	10,895	—	10,895	—	11,051	—	11,051
Total consolidated revenue	$50,639	$1,677,682	$(3,333)	$1,724,988	$50,022	$1,683,379	$(3,788)	$1,729,613

	Nine Months Ended September 30, 2024				Nine Months Ended September 30, 2023
	Good Sam	RV and			Good Sam	RV and
	Services	Outdoor	Intersegment		Services	Outdoor	Intersegment
($ in thousands)	and Plans	Retail	Eliminations	Total	and Plans	Retail	Eliminations	Total
Revenue:
Good Sam services and plans	$150,027	$—	$(957)	$149,070	$148,117	$—	$(823)	$147,294
New vehicles	—	2,333,102	(4,995)	2,328,107	—	2,130,930	(4,068)	2,126,862
Used vehicles	—	1,268,543	(2,842)	1,265,701	—	1,661,472	(3,537)	1,657,935
Products, service and other	—	639,075	(395)	638,680	—	691,557	(527)	691,030
Finance and insurance, net	—	482,958	(2,233)	480,725	—	462,899	(2,563)	460,336
Good Sam Club	—	33,227	—	33,227	—	33,757	—	33,757
Total consolidated revenue	$150,027	$4,756,905	$(11,422)	$4,895,510	$148,117	$4,980,615	$(11,518)	$5,117,214

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Segment income:(1)
Good Sam Services and Plans	$22,812	$32,684	$73,006	$83,143
RV and Outdoor Retail	44,264	56,543	85,027	195,283
Total segment income	67,076	89,227	158,033	278,426
Corporate & other	(4,447)	(3,498)	(12,159)	(11,060)
Depreciation and amortization	(20,583)	(17,619)	(59,905)	(49,462)
Other interest expense, net	(35,877)	(35,242)	(108,124)	(99,873)
Tax Receivable Agreement liability adjustment	—	1,680	—	1,680
Other expense, net	(162)	24	(337)	(1,659)
Income (loss) before income taxes	$6,007	$34,572	$(22,492)	$118,052

(1)	Segment income is defined as income from operations before depreciation and amortization plus floor plan interest expense.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Depreciation and amortization:
Good Sam Services and Plans	$813	$735	$2,502	$2,461
RV and Outdoor Retail	19,770	16,884	57,403	47,001
Total depreciation and amortization	$20,583	$17,619	$59,905	$49,462

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Other interest expense, net:
Good Sam Services and Plans	$(21)	$(68)	$(61)	$(177)
RV and Outdoor Retail	7,758	7,178	24,114	19,960
Subtotal	7,737	7,110	24,053	19,783
Corporate & other	28,140	28,132	84,071	80,090
Total other interest expense, net	$35,877	$35,242	$108,124	$99,873

	September 30,	December 31,	September 30,
($ in thousands)	2024	2023	2023
Assets:
Good Sam Services and Plans	$87,087	$113,619	$91,887
RV and Outdoor Retail	4,366,121	4,568,372	4,383,561
Subtotal	4,453,208	4,681,991	4,475,448
Corporate & other	192,016	163,693	181,811
Total assets	$4,645,224	$4,845,684	$4,657,259

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

For purposes of this Form 10-Q, we define an "Active Customer" as a customer who has transacted with us in any of the eight most recently completed fiscal quarters prior to the date of measurement. Unless otherwise indicated, the date of measurement is September 30, 2024, our most recently completed fiscal quarter.

Overview

Camping World Holdings, Inc. (together with its subsidiaries) is the world’s largest retailer of RVs and related products and services. Through our Camping World and Good Sam brands, our vision is to build a business that makes RVing and other outdoor adventures fun and easy. We strive to build long-term value for our customers, employees, and stockholders by combining a unique and comprehensive assortment of RV products and services with a national network of RV dealerships, service centers and customer support centers along with the industry’s most extensive online presence and a highly-trained and knowledgeable team of associates serving our customers, the RV lifestyle, and the communities in which we operate. We also believe that our Good Sam organization and family of highly specialized services and plans, including roadside assistance, protection plans and insurance, uniquely enables us to connect with our customers as stewards of an outdoor and recreational lifestyle. On September 30, 2024, we operated a total of 207 locations, with all of them selling and/or servicing RVs. See Note 1 – Summary of Significant Accounting Policies to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

A summary of the changes in quantities and types of retail stores and changes in same stores from September 30, 2023 to September 30, 2024, are in the table below:

	RV	RV Service &		Same
	Dealerships	Retail Centers	Total	Store(1)
Number of store locations as of September 30, 2023	205	4	209	175
Opened	18	—	18	—
Closed	(19)	(1)	(20)	(15)
Achieved designation of same store (1)	—	—	—	16
Number of store locations as of September 30, 2024	204	3	207	176

(1)	Our same store revenue and units calculations for a given period include only those stores that were open both at the end of the corresponding period and at the beginning of the preceding fiscal year.

Strategic Review

As disclosed in our Annual Report, on January 17, 2024, we announced that we were reviewing potential strategic alternatives for our Good Sam business. In conducting that review, we came to the decision that the greatest value can be achieved through retaining the Good Sam business. We have deepened our appreciation for the non-cyclical nature of the business and also recognize the large growth potential of the business over multiple vectors in the outdoor and recreational space. Going forward, Good Sam will continue to benefit from its relationship with the Camping World brand and store footprint, but will be empowered to operate independently to drive growth.

With over 50 years of experience, Good Sam has built a range of asset-light services, with high levels of recurring revenue and attractive gross margins. Good Sam offers programs, plans and services that are geared towards protecting, insuring and promoting the outdoor and recreational lifestyle, and include services such as extended vehicle service contracts, vehicle roadside assistance, property and casualty insurance, travel protection, travel planning and directories, and publications. We believe this highly specialized product offering has significant potential to penetrate broader parts of the recreational market, including other powersports such as boating or ATVs, to further empower our customers’ joy of travel, recreation and the outdoors.

Industry Trends

According to the RV Industry Association’s (“RVIA”) survey of manufacturers, which almost entirely focuses on North America, wholesale shipments of new RVs for 2023 were 313,174 units, 36.5% less than in 2022. The September 2024 issue of RV RoadSigns, the quarterly forecast prepared by ITR Economics for the RVIA, projected RV wholesale shipments to be approximately 324,000 in 2024, or 3.5% higher than 2023, and approximately 346,000 in 2025, or 6.8% higher than forecasted 2024. RV wholesale shipments for the first nine months of 2024 were 256,412 units, up 7.7% compared to the same timeframe last year per the September 2024 survey of manufacturers prepared by the RVIA.

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

Since certain of our RV manufacturers had indicated that they expected new towable vehicle average manufacturer selling prices to decline by up to 10% for 2024 model year vehicles, we focused on clearing out a significant portion of our pre-2024 model year new vehicles primarily during the fourth quarter of 2023 and early 2024 to improve the mix of our new vehicle inventory toward the lower cost 2024 model year vehicles. These new vehicle cost decreases further decreased average selling prices of new vehicles in 2024. For the three months ended September 30, 2024, overall new vehicle gross margins decreased 162 basis points to 13.5%, as our average selling price per vehicle decreased 7.4% while our average cost per vehicle decreased 5.6%.

Additionally, these new vehicle price pressures have resulted, and may continue to result, in a decline in residual values of used vehicles, which led us to discount used vehicle pricing in order to maintain used vehicles as a lower cost alternative to new vehicles, which has negatively impacted used vehicle gross margins. We have also experienced lower used vehicle inventory levels in 2024 as we slowed procurement to allow RV owner pricing expectations to adjust as a result of 2024 model year pricing declines.

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

Inflation

As noted in “Industry Trends” above, we have experienced reduced cost and average selling prices with respect to new vehicles and, as a byproduct of the new vehicle pricing decrease, used vehicles. New and used vehicles regularly represent a majority of our costs. However, inflationary factors, such as increases to our other product and overhead costs, may adversely affect our operating results if the selling prices of our products and services do not increase proportionately with those increased costs or if demand for our products and services declines as a result of price increases to address inflationary costs. Additionally, our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are generally subject to inflationary increases. Further, the cost of remodeling acquired RV dealership locations and constructing new RV dealership locations is subject to inflationary increases in the costs of labor and material, which results in higher rent expense on new RV dealership locations. Finally, our credit agreements include interest rates that vary based on various benchmarks. Such rates have historically increased during periods of increasing inflation.

Restructuring

In 2019, we made a strategic decision to refocus our business around our core RV competencies (the “2019 Strategic Shift”), which was substantially complete by December 31, 2021. On March 1, 2023, our management determined to implement plans (the “Active Sports Restructuring”) to exit and restructure operations of our indirect subsidiary, Active Sports, LLC, a specialty products retail business (“Active Sports”), which was substantially complete by December 31, 2023. For the 2019 Strategic Shift, the remaining potential ongoing charges related to lease termination costs and other associated costs relating to the leases of certain previously closed locations and facilities. The timing of sublease and/or termination negotiations will vary as both are contingent on landlord approvals. We expect that the ongoing lease-related costs relating to the 2019 Strategic Shift, net of associated sublease income, will be less than $3.5 million per year. During the three months ended September 30, 2024, the Company terminated the final significant lease under the Active Sports Restructuring that included a $1.5 million lease termination fee that was paid on October 1, 2024. The Company does not expect any further costs under the Active Sports Restructuring beyond insignificant lease costs of less than $0.2 million per year. See Note 4 — Restructuring and Long-Lived Asset Impairment to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

Comparison of Certain Trends to Pre-COVID-19 Pandemic Periods

New vehicle gross margins in the third quarter of 2024 were within the range of gross margins for the pre-COVID-19 pandemic periods presented in the table below. Additionally, used vehicle gross margins were negatively impacted in the third quarter of 2024 from the discounting necessary to maintain used vehicles as a lower cost alternative for our customers. Beginning primarily in the fourth quarter of 2023, we adjusted our acceptable procurement cost of used vehicles to reflect the lower average market price of RVs that was driven by the lower cost 2024 models.

The following table presents vehicle gross margin and unit sale mix for the three months ended September 30, 2024 and pre-COVID-19 pandemic periods for the three months ended September 30, 2019, 2018, 2017, and 2016 (unaudited):

	Three Months Ended September 30,
	2024	2019(1)	2018(1)	2017(1)	2016(1)
Gross margin:
New vehicles	13.5%	12.0%	12.6%	14.3%	13.9%
Used vehicles	18.2%	21.1%	22.9%	25.3%	23.0%

Unit sales mix:
New vehicles	58.6%	64.9%	69.0%	69.1%	64.2%
Used vehicles	41.4%	35.1%	31.0%	30.9%	35.8%

(1)	These periods were prior to the COVID-19 pandemic.

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

More specifically, CWH is organized as a C-Corp and, as of September 30, 2024, is a 53.1% owner of CWGS, LLC. CWGS, LLC is organized as a limited liability company and treated as a partnership for U.S. federal and most applicable state and local income tax purposes and, as such is generally not subject to any U.S. federal entity-level income taxes (“Pass-Through”), with the exception of Americas Road and Travel Club, Inc. and FreedomRoads RV, Inc., and their wholly-owned subsidiaries, which are C-Corps embedded within the CWGS, LLC structure.

CWH receives an allocation of its share of the net income of CWGS, LLC based on CWH’s weighted-average ownership of CWGS, LLC for the period. CWH recognizes income tax expense on its pre-tax income including its portion of this income allocation from CWGS, LLC primarily relating to Pass-Through entities. The income tax relating to the net income of CWGS, LLC allocated to CWH that relates to separately taxed C-Corp entities is recorded within the consolidated results of CWGS, LLC. No income tax expense is recognized by the Company for the portion of net income of CWGS, LLC allocated to non-controlling interest other than income tax expense recorded by CWGS, LLC. Rather, tax distributions are paid to the non-controlling interest holders which are recorded as distributions to holders of LLC common units in the condensed consolidated statements of cash flows. CWH is subject to U.S. federal, state and local income taxes with respect to its allocable share of any taxable income of CWGS, LLC and is taxed at the prevailing corporate tax rates. For the three months ended September 30, 2024 and 2023, the Company used blended statutory tax rate assumptions of 25.0% and 25.1%, respectively, for income adjustments applicable to CWH when calculating the adjusted net income attributable to Camping World Holdings, Inc. ─ basic and diluted (see “Non-GAAP Financial Measures” in Part I, Item 2 of this Form 10-Q). CWGS, LLC may be liable for various other state and local taxes.

The following table presents the allocation of CWGS, LLC’s C-Corp and Pass-Through net income to CWH, the allocation of CWGS, LLC’s net income to non-controlling interests, income tax expense recognized by CWH, and other items:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
C-Corp portion of CWGS, LLC net income allocated to CWH	$949	$1,263	$3,157	$2,872
Pass-Through portion of CWGS, LLC net income (loss) allocated to CWH	1,938	15,392	(16,967)	55,727
CWGS, LLC net income (loss) allocated to CWH	2,887	16,655	(13,810)	58,599
CWGS, LLC net income (loss) allocated to noncontrolling interests	2,555	14,932	(12,301)	52,686
CWGS, LLC net income (loss)	5,442	31,587	(26,111)	111,285
Tax Receivable Agreement liability adjustment	—	1,680	—	1,680
Income tax benefit (expense) recorded by CWH	2,335	(2,662)	5,756	(13,374)
Other incremental CWH net income	279	288	1,019	928
Net income (loss)	$8,056	$30,893	$(19,336)	$100,519

The following table presents further information on income tax expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Income tax benefit (expense) recorded by CWH	$2,335	$(2,662)	$5,756	$(13,374)
Income tax expense recorded by CWGS, LLC	(286)	(1,017)	(2,600)	(4,159)
Income tax benefit (expense)	$2,049	$(3,679)	$3,156	$(17,533)

Results of Operations

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

Unless otherwise indicated, all financial comparisons in this section of Results of Operations compare our financial results for the three months ended September 30, 2024 to our financial results from the three months ended September 30, 2023. The following table sets forth information comparing the components of net income for the three months ended September 30, 2024 and 2023:

	Three Months Ended
	September 30, 2024		September 30, 2023
		Percent of		Percent of	Favorable/ (Unfavorable)
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%
Revenue:
Good Sam Services and Plans	$50,841	2.9%	$49,889	2.9%	$952	1.9%
RV and Outdoor Retail
New vehicles	824,916	47.8%	679,207	39.3%	145,709	21.5%
Used vehicles	447,242	25.9%	590,227	34.1%	(142,985)	(24.2%)
Products, service and other	224,839	13.0%	235,609	13.6%	(10,770)	(4.6%)
Finance and insurance, net	166,255	9.6%	163,630	9.5%	2,625	1.6%
Good Sam Club	10,895	0.6%	11,051	0.6%	(156)	(1.4%)
Subtotal	1,674,147	97.1%	1,679,724	97.1%	(5,577)	(0.3%)
Total revenue	1,724,988	100.0%	1,729,613	100.0%	(4,625)	(0.3%)

Gross profit (exclusive of depreciation and amortization shown separately below):
Good Sam Services and Plans	31,141	1.8%	39,868	2.3%	(8,727)	(21.9%)
RV and Outdoor Retail
New vehicles	111,401	6.5%	102,727	5.9%	8,674	8.4%
Used vehicles	81,175	4.7%	111,632	6.5%	(30,457)	(27.3%)
Products, service and other	98,726	5.7%	95,633	5.5%	3,093	3.2%
Finance and insurance, net	166,255	9.6%	163,630	9.5%	2,625	1.6%
Good Sam Club	9,826	0.6%	9,596	0.6%	230	2.4%
Subtotal	467,383	27.1%	483,218	27.9%	(15,835)	(3.3%)
Total gross profit	498,524	28.9%	523,086	30.2%	(24,562)	(4.7%)

Operating expenses:
Selling, general and administrative	414,209	24.0%	415,288	24.0%	1,079	0.3%
Depreciation and amortization	20,583	1.2%	17,619	1.0%	(2,964)	(16.8%)
Long-lived asset impairment	1,944	0.1%	1,747	0.1%	(197)	(11.3%)
Lease termination	(2,625)	(0.2%)	375	0.0%	3,000	n/m
(Gain) loss on sale or disposal of assets	(5)	(0.0%)	131	0.0%	136	n/m
Total operating expenses	434,106	25.2%	435,160	25.2%	1,054	0.2%
Income from operations	64,418	3.7%	87,926	5.1%	(23,508)	(26.7%)
Other expense
Floor plan interest expense	(22,372)	(1.3%)	(19,816)	(1.1%)	(2,556)	(12.9%)
Other interest expense, net	(35,877)	(2.1%)	(35,242)	(2.0%)	(635)	(1.8%)
Tax Receivable Agreement liability adjustment	—	—	1,680	0.1%	(1,680)	(100.0%)
Other (expense) income, net	(162)	(0.0%)	24	0.0%	(186)	n/m
Total other expense	(58,411)	(3.4%)	(53,354)	(3.1%)	(5,057)	(9.5%)
Income before income taxes	6,007	0.3%	34,572	2.0%	(28,565)	(82.6%)
Income tax benefit (expense)	2,049	0.1%	(3,679)	(0.2%)	5,728	n/m
Net income	8,056	0.5%	30,893	1.8%	(22,837)	(73.9%)
Less: net income attributable to non-controlling interests	(2,555)	(0.1%)	(14,932)	(0.9%)	12,377	82.9%
Net income attributable to Camping World Holdings, Inc.	$5,501	0.3%	$15,961	0.9%	$(10,460)	(65.5%)

n/m – not meaningful

Supplemental Data

	Three Months Ended September 30,		Increase		Percent
	2024	2023	(decrease)		Change
Unit sales
New vehicles	19,943	15,205	4,738		31.2%
Used vehicles	14,065	17,125	(3,060)		(17.9%)
Total	34,008	32,330	1,678		5.2%

Average selling price
New vehicles	$41,364	$44,670	$(3,306)		(7.4%)
Used vehicles	31,798	34,466	(2,668)		(7.7%)

Same store unit sales(1)
New vehicles	17,781	13,810	3,971		28.8%
Used vehicles	12,711	15,988	(3,277)		(20.5%)
Total	30,492	29,798	694		2.3%

Same store revenue(1) ($ in 000s)
New vehicles	$737,070	$618,483	$118,587		19.2%
Used vehicles	399,525	551,480	(151,955)		(27.6%)
Products, service and other	182,180	186,391	(4,211)		(2.3%)
Finance and insurance, net	148,456	151,148	(2,692)		(1.8%)
Total	$1,467,231	$1,507,502	$(40,271)		(2.7%)

Average gross profit per unit
New vehicles	$5,586	$6,756	$(1,170)		(17.3%)
Used vehicles	5,771	6,519	(748)		(11.5%)
Finance and insurance, net per vehicle unit	4,889	5,061	(172)		(3.4%)
Total vehicle front-end yield(2)	10,551	11,692	(1,141)		(9.8%)

Gross margin
Good Sam Services and Plans	61.3%	79.9%	(1,866)	bps
New vehicles	13.5%	15.1%	(162)	bps
Used vehicles	18.2%	18.9%	(76)	bps
Products, service and other	43.9%	40.6%	332	bps
Finance and insurance, net	100.0%	100.0%	unch.
Good Sam Club	90.2%	86.8%	335	bps
Subtotal RV and Outdoor Retail	27.9%	28.8%	(85)	bps
Total gross margin	28.9%	30.2%	(134)	bps

Retail locations
RV dealerships	204	205	(1)		(0.5%)
RV service & retail centers	3	4	(1)		(25.0%)
Total	207	209	(2)		(1.0%)

RV and Outdoor Retail inventories ($ in 000s)
New vehicles	$1,189,880	$1,131,575	$58,305		5.2%
Used vehicles	420,727	534,155	(113,428)		(21.2%)
Products, parts, accessories and misc.	170,793	202,786	(31,993)		(15.8%)
Total RV and Outdoor Retail inventories	$1,781,400	$1,868,516	$(87,116)		(4.7%)

Vehicle inventory per location ($ in 000s)
New vehicle inventory per dealer location	$5,833	$5,520	$313		5.7%
Used vehicle inventory per dealer location	2,062	2,606	(544)		(20.9%)

Vehicle inventory turnover(3)
New vehicle inventory turnover	1.7	1.8	(0.1)		(5.6%)
Used vehicle inventory turnover	3.2	3.0	0.2		6.7%

Other data
Active Customers(4)	4,615,443	5,111,478	(496,035)		(9.7%)
Good Sam Club members (5)	1,804,334	2,051,768	(247,434)		(12.1%)
Service bays (6)	2,828	2,800	28		1.0%
Finance and insurance gross profit as a % of total vehicle revenue	13.1%	12.9%	18	bps	n/a
Same store locations	176	n/a	n/a		n/a

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

Revenue and Gross Profit

Good Sam Services and Plans

Good Sam Services and Plans revenue increased primarily from increased underwriting profit sharing from extended vehicle warranty programs, partially offset by reduced contracts in force for the extended vehicle warranty programs, and increased contracts in force for our Good Sam Insurance Agency programs.

Good Sam Services and Plans gross profit and margin decreased primarily due to a nonrecurring $5.5 million exit arrangement with a service partner in 2023, and incremental roadside assistance claims costs in 2024, partially offset by increased underwriting profit sharing and reduced marketing costs.

RV and Outdoor Retail

New vehicles

New vehicles revenue increased primarily due to a 31.2% increase in new vehicles sold, partially offset by a 7.4% decrease in the average selling price per new vehicle sold driven primarily by the lower cost 2024 model year travel trailers and discounting of pre-2024 model year new vehicles. On a same store basis, new vehicles revenue increased 19.2% to $737.1 million from an increase in new vehicles sold of 28.8%, which was partially offset by a 7.4% decrease in the average selling price per new vehicle sold.

New vehicles gross profit increased primarily due to the increase in new vehicles sold, partially offset by the lower gross profit per new vehicle. The lower gross profit per new vehicle and 162 basis point decrease in new vehicle gross margin was driven by the 7.4% decrease in the average selling price per new vehicle sold, partially offset by the 5.6% decrease in average cost per new vehicle sold, which was primarily from the lower cost 2024 model year travel trailers.

Used vehicles

Used vehicles revenue decreased primarily due to both a 17.9% reduction in used vehicles sold and a 7.7% decrease in the average selling price per used vehicle sold. The decrease in used vehicles sold was due in large part to slowed procurement of used vehicles. This reduced availability and decrease in average selling price of used vehicles was largely a byproduct of the lower cost and selling price of 2024 model year new vehicles, which impacted used vehicles as discussed in “Industry Trends” above. On a same store basis, used vehicles revenue decreased 27.6% to $399.5 million from a decrease in used vehicles sold of 20.5% and a 8.9% decrease in average sales price per used vehicle sold.

Used vehicles gross profit decreased primarily due to the decrease in used vehicles sold and the lower gross profit per used vehicle. The lower gross profit per used vehicle and 76 basis point decrease in used vehicle gross margin was driven by the 7.7% decrease in average selling price per used vehicle sold, partially offset by the 6.9% decrease in average cost per used vehicle sold.

Products, service and other

Products, service and other revenue decreased primarily due to a reduction in sales activity resulting from the divestiture of our RV furniture business and fewer used vehicles sold leading to a decline in retail product attachment to vehicle sales. On a same store basis, products, service and other revenue decreased 2.3% to $182.2 million.

Products, service and other gross profit increased primarily due to higher labor billing rates and a higher proportion of billable labor. The increase in products, service and other gross margin was primarily due to higher labor billing rates on warranty service, a higher proportion of billable labor, the divestiture of our RV furniture business, and improvements to the pricing for aftermarket accessories.

Finance and insurance, net

Finance and insurance revenue and gross profit is recorded net, since the Company is acting as an agent in the transaction, and commission is recognized when a finance and insurance product contract payment has been received or financing has been arranged. Finance and insurance, net revenue increased $2.6 million, which was primarily a result of an increased number of contracts sold resulting from increased vehicles sold and an increase in revenue per contract. Finance and insurance, net revenue as a percentage of new and used vehicle revenue was 13.1%, an increase from 12.9%. On a same store basis, finance and insurance, net revenue decreased 1.8%.

Good Sam Club

Good Sam Club revenue and gross profit decreased slightly primarily from the 12.1% decrease in Good Sam Club members, excluding free basic plan members, partially offset by an increased rate per annual membership and higher Good Sam co-branded credit card royalty fees. The 335 basis point increase in Good Sam Club gross margins was primarily from the increased rate per annual membership. The decrease in Good Sam Club members resulted from an increase in the standard membership price and the introduction of the free basic plan in late 2023 that provides for limited participation in the loyalty point program without access to the remaining member benefits. For the remainder of 2024, we expect to continue to see declines in the Good Sam Club members as a result of this price increase and the availability of the free basic plan.

Operating Expenses and Other

Selling, general and administrative expenses

Selling, general and administrative expenses decreased primarily due to $5.4 million of reduced employee compensation costs, $1.3 million of reduced nonbillable RV service work, and $1.0 million of reduced rent expense, partially offset by $3.3 million of additional advertising expenses and $3.0 million of increased expenses from other outside service providers, such as professional fees, consultants, and software service providers.

Long-lived asset impairment

As discussed in Note 4 – Restructuring and Long-Lived Asset Impairment to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q, we recognized $1.9 million of long-lived asset impairments, an increase of $0.2 million. These long-lived asset impairments related to closed or underperforming store locations, which included the evaluation of decreases in market rental rates or market value of real property for closed store locations.

Floor plan interest expense

The increase in floor plan interest expense was primarily due to a higher average floor plan notes payable balance and, to a lesser extent, a 46 basis point increase in the average floor plan borrowing rate. The average interest rate for the Floor Plan Facility for 2024 and 2023 was 7.82% and 7.36%, respectively.

Other interest expense, net

Other interest expense, net increased primarily due to a higher average principal balance from the revolving line of credit under the Floor Plan Facility (see Note 7 – Long-Term Debt and Note 3 – Inventories and Floor Plan Payables to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q). The average interest rate for the Term Loan Facility for 2024 and 2023 was 7.92% and 7.87%, respectively. The average interest rate on the M&T Real Estate Facility for 2024 and 2023 was 7.93% and 7.83%, respectively.

Tax Receivable Agreement Liability adjustment

The Tax Receivable Agreement Liability adjustment in 2023 consisted of a benefit of $1.7 million related to a remeasurement from a decrease in blended state income tax rates.

Income tax expense

The reduction of income tax expense to an income tax benefit was primarily due to lower income generated from CWGS, LLC for which the Company is subject to U.S. federal and state taxes on its allocable share.

Segment Results

The following table sets forth a reconciliation of total segment income to consolidated income before income taxes for each of our segments for the periods presented:

	Three Months Ended
	September 30, 2024		September 30, 2023		Favorable/
		Percent of		Percent of	(Unfavorable)
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%
Revenue:
Good Sam Services and Plans	$50,639	2.9%	$50,022	2.9%	$617	1.2%
RV and Outdoor Retail	1,677,682	97.3%	1,683,379	97.3%	(5,697)	(0.3%)
Elimination of intersegment revenue	(3,333)	(0.2%)	(3,788)	(0.2%)	455	12.0%
Total consolidated revenue	1,724,988	100.0%	1,729,613	100.0%	(4,625)	(0.3%)
Segment income(1):
Good Sam Services and Plans	22,812	1.3%	32,684	1.9%	(9,872)	(30.2%)
RV and Outdoor Retail	44,264	2.6%	56,543	3.3%	(12,279)	(21.7%)
Total segment income	67,076	3.9%	89,227	5.2%	(22,151)	(24.8%)
Corporate & other	(4,447)	(0.3%)	(3,498)	(0.2%)	(949)	(27.1%)
Depreciation and amortization	(20,583)	(1.2%)	(17,619)	(1.0%)	(2,964)	(16.8%)
Other interest expense, net	(35,877)	(2.1%)	(35,242)	(2.0%)	(635)	(1.8%)
Tax Receivable Agreement liability adjustment	—	—	1,680	0.1%	(1,680)	(100.0%)
Other expense, net	(162)	(0.0%)	24	0.0%	(186)	n/m
Income before income taxes	$6,007	0.3%	$34,572	2.0%	$(28,565)	(82.6%)

Same store revenue- RV and Outdoor Retail(2)	$1,467,231		$1,507,502		$(40,271)	(2.7%)

n/m – not meaningful

(1)	Segment income represents income for each of our reportable segments and is defined as income from operations before depreciation and amortization, plus floor plan interest expense.
(2)	Same store revenue definition not applicable to the Good Sam Services and Plans segment.

Good Sam Services and Plans

Good Sam Services and Plans revenue increased primarily from increased underwriting profit sharing from extended vehicle warranty programs, partially offset by reduced contracts in force for the extended vehicle warranty programs, and increased contracts in force for our Good Sam Insurance Agency programs.

Good Sam Services and Plans segment income margin decreased to 45.0% from 65.3%. This segment income margin decrease and the decrease in Good Sam Services and Plans segment income was primarily due to a $5.5 million prior year exit arrangement with a service partner, incremental roadside assistance claims costs in 2024, and increased general and administrative expenses, resulting from increased employee compensation expenses, partially offset by increased underwriting profit sharing for the extended vehicle warranty programs, and reduced marketing costs.

RV and Outdoor Retail

RV and Outdoor Retail segment revenue decreased primarily due to a $143.3 million, or 24.2%, decrease in used vehicles revenue, and a $10.8 million, or 4.6%, decrease in products, service and other revenue, partially offset by a $146.1 million, or 21.5%, increase in new vehicles revenue, and a $2.5 million, or 1.5%, increase in finance and insurance, net revenue.

RV and Outdoor Retail segment income decreased primarily due to decreased segment gross profit of $16.0 million primarily relating to reduced volume and average sales price of used vehicles sold; a $2.6 million increase in floor plan interest expense; and a $0.2 million increase in long-lived asset impairment; partially offset by a $3.3 million decrease in selling, general and administrative expenses (see discussion of selling, general and administrative expenses above for the similar drivers of this change), a $3.0 million reduction in lease termination expense, and a $0.1 million decrease in loss on sale or disposal of assets. RV and Outdoor Retail segment income margin decreased 72 basis points to 2.6%, which was primarily due a lower volume of used vehicles sold and a lower average price per vehicle sold.

Results of Operations

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

Unless otherwise indicated, all financial comparisons in this section of Results of Operations compare our financial results for the nine months ended September 30, 2024 to our financial results from the nine months ended September 30, 2023. The following table sets forth information comparing the components of net income for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended
	September 30, 2024		September 30, 2023
		Percent of		Percent of	Favorable/ (Unfavorable)
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%
Revenue:
Good Sam Services and Plans	$149,070	3.0%	$147,294	2.9%	$1,776	1.2%
RV and Outdoor Retail:
New vehicles	2,328,107	47.6%	2,126,862	41.6%	201,245	9.5%
Used vehicles	1,265,701	25.9%	1,657,935	32.4%	(392,234)	(23.7%)
Products, service and other	638,680	13.0%	691,030	13.5%	(52,350)	(7.6%)
Finance and insurance, net	480,725	9.8%	460,336	9.0%	20,389	4.4%
Good Sam Club	33,227	0.7%	33,757	0.7%	(530)	(1.6%)
Subtotal	4,746,440	97.0%	4,969,920	97.1%	(223,480)	(4.5%)
Total revenue	4,895,510	100.0%	5,117,214	100.0%	(221,704)	(4.3%)

Gross profit (exclusive of depreciation and amortization shown separately below):
Good Sam Services and Plans	96,995	2.0%	103,450	2.0%	(6,455)	(6.2%)
RV and Outdoor Retail:
New vehicles	331,903	6.8%	315,464	6.2%	16,439	5.2%
Used vehicles	231,500	4.7%	356,974	7.0%	(125,474)	(35.1%)
Products, service and other	277,959	5.7%	268,993	5.3%	8,966	3.3%
Finance and insurance, net	480,725	9.8%	460,336	9.0%	20,389	4.4%
Good Sam Club	29,498	0.6%	29,991	0.6%	(493)	(1.6%)
Subtotal	1,351,585	27.6%	1,431,758	28.0%	(80,173)	(5.6%)
Total gross profit	1,448,580	29.6%	1,535,208	30.0%	(86,628)	(5.6%)

Operating expenses:
Selling, general and administrative expenses	1,205,358	24.6%	1,201,901	23.5%	(3,457)	(0.3%)
Depreciation and amortization	59,905	1.2%	49,462	1.0%	(10,443)	(21.1%)
Long-lived asset impairment	12,355	0.3%	9,269	0.2%	(3,086)	(33.3%)
Lease termination	(2,585)	(0.1%)	375	0.0%	2,960	n/m
Loss (gain) on sale or disposal of assets	9,525	0.2%	(5,001)	(0.1%)	(14,526)	n/m
Total operating expenses	1,284,558	26.2%	1,256,006	24.5%	(28,552)	(2.3%)
Income from operations	164,022	3.4%	279,202	5.5%	(115,180)	(41.3%)
Other expense:
Floor plan interest expense	(78,053)	(1.6%)	(61,298)	(1.2%)	(16,755)	(27.3%)
Other interest expense, net	(108,124)	(2.2%)	(99,873)	(2.0%)	(8,251)	(8.3%)
Tax Receivable Agreement liability adjustment	—	—	1,680	0.0%	(1,680)	(100.0%)
Other expense, net	(337)	(0.0%)	(1,659)	(0.0%)	1,322	79.7%
Total other expense	(186,514)	(3.8%)	(161,150)	(3.1%)	(25,364)	(15.7%)
(Loss) income before income taxes	(22,492)	(0.5%)	118,052	2.3%	(140,544)	n/m
Income tax benefit (expense)	3,156	0.1%	(17,533)	(0.3%)	20,689	n/m
Net (loss) income	(19,336)	(0.4%)	100,519	2.0%	(119,855)	n/m
Less: net income attributable to non-controlling interests	12,301	0.3%	(52,686)	(1.0%)	64,987	n/m
Net (loss) income attributable to Camping World Holdings, Inc.	$(7,035)	(0.1%)	$47,833	0.9%	$(54,868)	n/m

n/m – not meaningful

Supplemental Data

	Nine Months Ended September 30,		Increase		Percent
	2024	2023	(decrease)		Change
Unit sales
New vehicles	58,909	48,014	10,895		22.7%
Used vehicles	40,459	47,331	(6,872)		(14.5%)
Total	99,368	95,345	4,023		4.2%

Average selling price
New vehicles	$39,520	$44,297	$(4,776)		(10.8%)
Used vehicles	31,284	35,029	(3,745)		(10.7%)

Same store unit sales(1)
New vehicles	52,786	45,002	7,784		17.3%
Used vehicles	36,707	45,034	(8,327)		(18.5%)
Total	89,493	90,036	(543)		(0.6%)

Same store revenue(1) ($ in 000s)
New vehicles	$2,089,246	$2,000,904	$88,342		4.4%
Used vehicles	1,140,260	1,580,117	(439,857)		(27.8%)
Products, service and other	504,102	536,234	(32,132)		(6.0%)
Finance and insurance, net	433,202	436,457	(3,255)		(0.7%)
Total	$4,166,810	$4,553,712	$(386,902)		(8.5%)

Average gross profit per unit
New vehicles	$5,634	$6,570	$(936)		(14.2%)
Used vehicles	5,722	7,542	(1,820)		(24.1%)
Finance and insurance, net per vehicle unit	4,838	4,828	10		0.2%
Total vehicle front-end yield(2)	10,508	11,881	(1,373)		(11.6%)

Gross margin
Good Sam Services and Plans	65.1%	70.2%	(517)	bps
New vehicles	14.3%	14.8%	(58)	bps
Used vehicles	18.3%	21.5%	(324)	bps
Products, service and other	43.5%	38.9%	460	bps
Finance and insurance, net	100.0%	100.0%	unch.	bps
Good Sam Club	88.8%	88.8%	(7)	bps
Subtotal RV and Outdoor Retail	28.5%	28.8%	(33)	bps
Total gross margin	29.6%	30.0%	(41)	bps

Other data
Finance and insurance gross profit as a % of total vehicle revenue	13.4%	12.2%	121	bps	n/a
Same store locations	176	n/a	n/a		n/a

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

Revenue and Gross Profit

Good Sam Services and Plans

Good Sam Services and Plans revenue increased primarily due to increased contracts in force for our Good Sam Insurance Agency programs.

Good Sam Services and Plans gross profit and gross margin decreased primarily due to a nonrecurring $5.5 million exit arrangement with a service partner in 2023 and incremental roadside assistance claims costs in 2024, partially offset by increased contracts in force for our Good Sam Insurance Agency Programs, increased extended vehicle warranty underwriter profit sharing, and reduced marketing expenses.

RV and Outdoor Retail

New vehicles

New vehicles revenue increased primarily due to a 22.7% increase in new vehicles sold, partially offset by a 10.8% decrease in the average selling price per new vehicle sold driven primarily by the lower cost 2024 model year travel trailers and discounting of pre-2024 model year new vehicles. On a same store basis, new vehicles revenue increased 4.4% to $2.1 billion with an increase in new vehicles sold of 17.3%, which was partially offset by an 11.0% decrease in the average selling price per new vehicle sold.

New vehicles gross profit increased primarily due to the increase in new vehicles sold, partially offset by the lower gross profit per new vehicle. The lower gross profit per new vehicle and 58 basis point decrease in new vehicle gross margin was driven by the 10.8% decrease in average selling price per new vehicle sold, which was mostly offset by the 10.2% decrease in average cost per new vehicle sold, which was primarily from the lower cost 2024 model year travel trailers.

Used vehicles

Used vehicles revenue decreased primarily due to a 14.5% reduction in used vehicles sold and a 10.7% decrease in the average selling price per used vehicle sold. The decrease in used vehicles sold was due in large part to slowed procurement of used vehicles. This reduced availability and decrease in average selling price of used vehicles were largely a byproduct of the lower cost and selling price of 2024 model year new vehicles, which impacted used vehicles as discussed in “Industry Trends” above. On a same store basis, used vehicles revenue decreased 27.8% to $1.1 billion from a decrease in used vehicles sold of 18.5% and an 11.5% decrease in average sales price per used vehicle sold.

Used vehicles gross profit decreased primarily due to the decrease in used vehicles sold and the lower gross profit per used vehicle. The lower gross profit per used vehicle and 324 basis point decrease in used vehicle gross margin was driven by the 10.7% decrease in average selling price per used vehicle sold, partially offset by the 7.0% decrease in average cost per used vehicle sold.

Products, service and other

Products, service and other revenue decreased primarily due to a reduction in sales activity resulting from our Active Sports Restructuring, the divestiture of our RV furniture business, and fewer used vehicles sold leading to a decline in retail product attachment to vehicle sales, partially offset by increases in RV service revenue. On a same store basis, products, service and other revenue decreased 6.0% to $504.1 million.

Products, service and other gross profit increased primarily due to higher labor billing rates and a higher proportion of billable labor. The increase in products, service and other gross margin was primarily due to higher labor billing rates resulting from increased demand and increased technician wages, a higher proportion of billable labor, product discounting associated with restructuring of our Active Sports business in 2023, and margin improvement associated with the sale of our furniture business in the second quarter of 2024.

Finance and insurance, net

Finance and insurance revenue and gross profit is recorded net, since the Company is acting as an agent in the transaction, and commission is recognized when a finance and insurance product contract payment has been received or financing has been arranged. Finance and insurance, net revenue increased $20.4 million, which was primarily a result of an increased number of contracts sold from the increased vehicles sold. Finance and insurance, net revenue as a percentage of new and used vehicle revenue was 13.4%, an increase from 12.2%. On a same store basis, finance and insurance, net revenue decreased slightly by 0.7%.

Good Sam Club

Good Sam Club revenue and gross profit decreased slightly from a 12.1% decrease in Good Sam Club members, excluding free basic plan members, partially offset by an increased rate per annual membership and higher Good Sam branded credit card fees. The decrease in Good Sam Club members resulted from an increase in the standard membership price and the introduction of the free basic plan in late 2023 that provides for limited participation in the loyalty point program without access to the remaining member benefits. For the remainder of 2024, we expect to continue to see declines in the Good Sam Club members as a result of this price increase and the availability of the free basic plan.

Operating Expenses and Other

Selling, general and administrative expenses

Selling, general and administrative expenses increased primarily due to $23.1 million of additional advertising expenses and $5.2 million of increased outside professional services, partially offset by reduced employee compensation costs of $18.9 million, which included a decrease in equity-based compensation expense of $1.9 million, and a $5.5 million reduction in nonbillable RV service work expense.

Long-lived asset impairment

As discussed in Note 4 – Restructuring and Long-Lived Asset Impairment to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q, we recognized $12.4 million of long-lived asset impairments, an increase of $3.1 million. These long-lived asset impairments generally related to closed or underperforming store locations, which included the evaluation of decreases in market rental rates or market value of real property for closed store locations. However, $6.6 million of the 2023 long-lived asset impairment related to the Active Sports Restructuring.

Loss (gain) on sale or disposal of assets

The increased loss on sale or disposal of assets in 2024 was driven primarily by the divestiture of our RV furniture business that resulted in a loss of $7.1 million (see Note 5 – Assets Held for Sale and Business

Divestiture to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q). Additionally, the gain on sale or disposal of assets in 2023 related primarily to the sale of properties.

Floor plan interest expense

The increase in floor plan interest expense was primarily due to an 88 basis point increase in the average floor plan borrowing rate, and an increase in the average floor plan notes payable balance. The average interest rate for the Floor Plan Facility for 2024 and 2023 was 7.78% and 6.90%, respectively.

Other interest expense, net

Other interest expense, net increased primarily due to an increase in the Term Loan Facility average interest rate and a higher average principal balance from additional borrowings on the Company’s Real Estate Facilities and the revolving line of credit under the Floor Plan Facility (see Note 7 – Long-Term Debt and Note 3 – Inventories and Floor Plan Payables to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q). The average interest rate for the Term Loan Facility for 2024 and 2023 was 7.96% and 7.48%, respectively. The average interest rate on the M&T Real Estate Facility for 2024 and 2023 was 7.55% and 6.94%, respectively.

Tax Receivable Agreement Liability adjustment

The Tax Receivable Agreement Liability adjustment in 2023 consisted of a benefit of $1.7 million related to a remeasurement from a decrease in blended state income tax rates.

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

Segment Results

The following table sets forth a reconciliation of total segment income to consolidated income before income taxes for each of our segments for the periods presented:

	Nine Months Ended
	September 30, 2024		September 30, 2023		Favorable/
		Percent of		Percent of	(Unfavorable)
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%
Revenue:
Good Sam Services and Plans	$150,027	3.1%	$148,117	2.9%	$1,910	1.3%
RV and Outdoor Retail	4,756,905	97.2%	4,980,615	97.3%	(223,710)	(4.5%)
Elimination of intersegment revenue	(11,422)	(0.2%)	(11,518)	(0.2%)	96	0.8%
Total consolidated revenue	4,895,510	100.0%	5,117,214	100.0%	(221,704)	(4.3%)
Segment income(1):
Good Sam Services and Plans	73,006	1.5%	83,143	1.6%	(10,137)	(12.2%)
RV and Outdoor Retail	85,027	1.7%	195,283	3.8%	(110,256)	(56.5%)
Total segment income	158,033	3.2%	278,426	5.4%	(120,393)	(43.2%)
Corporate & other	(12,159)	(0.2%)	(11,060)	(0.2%)	(1,099)	(9.9%)
Depreciation and amortization	(59,905)	(1.2%)	(49,462)	(1.0%)	(10,443)	(21.1%)
Other interest expense, net	(108,124)	(2.2%)	(99,873)	(2.0%)	(8,251)	(8.3%)
Tax Receivable Agreement liability adjustment	—	—	1,680	0.0%	(1,680)	(100.0%)
Other expense, net	(337)	(0.0%)	(1,659)	(0.0%)	1,322	79.7%
Income before income taxes	$(22,492)	(0.5%)	$118,052	2.3%	$(140,544)	n/m

Same store revenue- RV and Outdoor Retail(2)	$4,166,810		$4,553,712		$(386,902)	(8.5%)

n/m – not meaningful

(1)	Segment income represents income for each of our reportable segments and is defined as income from operations before depreciation and amortization, plus floor plan interest expense.
(2)	Same store revenue definition not applicable to the Good Sam Services and Plans segment.

Good Sam Services and Plans

Good Sam Services and Plans revenue increased primarily due to increased contracts in force for our Good Sam Insurance Agency programs.

Good Sam Services and Plans segment income decreased primarily due to a $5.5 million prior year exit arrangement with a service partner, incremental roadside assistance claims costs in 2024, and increased general and administrative expenses primarily related to increased wages and bank charges, partially offset by increased contracts in force for our Good Sam Insurance Agency Programs, extended vehicle warranty underwriter profit sharing, and reduced marketing expenses. Segment income margin decreased 747 basis points to 48.7% primarily due to the prior year exit arrangement with a service partner, incremental roadside assistance claims costs, and additional general and administrative expenses.

RV and Outdoor Retail

RV and Outdoor Retail segment revenue decreased primarily due to a $392.9 million, or 23.6%, decrease in used vehicles revenue, a $52.5 million, or 7.6%, decrease in products, service and other revenue, and a $0.5 million, or 1.6%, decrease in Good Sam Club revenue, partially offset by a $202.2 million, or 9.5%, increase in new vehicles revenue, and a $20.1 million, or 4.3%, increase in finance and insurance, net revenue.

RV and Outdoor Retail segment income decreased primarily due to decreased segment gross profit of $80.6 million primarily relating to reduced volume and average sales price of used vehicles sold; a $16.8 million increase in floor plan interest expense; a $14.5 million increase in loss on sale or disposal of assets; and a $3.1 million increase in long-lived asset impairment; partially offset by a $3.0 million reduction in lease termination expense and a $1.8 million decrease in selling, general and administrative expenses (see discussion of selling, general and administrative expenses above for the similar drivers of this change). RV and Outdoor Retail segment income margin decreased 213 basis points to 1.8%, which was primarily due a lower volume of used vehicles sold and a lower average price per vehicle sold, in addition to a $14.5 million increase in loss on sale or disposal of assets.

Non-GAAP Financial Measures

To supplement our condensed consolidated financial statements, which are prepared and presented in accordance with accounting principles generally accepted in the United States (“GAAP”), we use the following non-GAAP financial measures: EBITDA; Adjusted EBITDA; Adjusted EBITDA Margin; Adjusted Net Income Attributable to Camping World Holdings, Inc. – Basic; Adjusted Net Income Attributable to Camping World Holdings, Inc. – Diluted; Adjusted Earnings Per Share – Basic; Adjusted Earnings Per Share – Diluted; and Selling, General, and Administrative Expense (“SG&A”) Excluding Equity-based Compensation (collectively the “Non-GAAP Financial Measures”). We believe that these Non-GAAP Financial Measures, when used in conjunction with GAAP financial measures, provide useful information about operating results, enhance the overall understanding of past financial performance and future prospects, and allow for greater transparency with respect to the key metrics we use in our financial and operational decision making. Certain of these Non-GAAP Financial Measures are also frequently used by analysts, investors and other interested parties to evaluate companies in the Company’s industry and are used by management to evaluate our operating performance, to evaluate the effectiveness of strategic initiatives, and for planning purposes. By providing these Non-GAAP Financial Measures, together with reconciliations, we believe we are enhancing investors’ understanding of our business and our results of operations, as well as assisting investors in evaluating how well we are executing our strategic initiatives. In addition, our Senior Secured Credit Facilities use Adjusted EBITDA, as calculated for our subsidiary CWGS Group, LLC, to measure our compliance with covenants such as the consolidated leverage ratio. The Non-GAAP Financial Measures have limitations as analytical tools, and the presentation of this financial information is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. They should not be construed as an inference that the Company’s future results will be unaffected by any items adjusted for in these Non-GAAP Financial Measures. In evaluating these Non-GAAP Financial Measures, it is reasonable to expect that certain of these items will occur in future periods. However, we believe these adjustments are appropriate because the amounts recognized can vary significantly from period to period, do not directly relate to the ongoing operations of our business and complicate comparisons of our internal operating results and operating results of other companies over time. Each of the normal recurring adjustments and other adjustments described in this section and in the reconciliation tables below help management with a measure of our core operating performance over time by removing items that are not related to day-to-day operations.

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

EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin

We define “EBITDA” as net income (loss) before other interest expense, net (excluding floor plan interest expense), provision for income tax benefit (expense) and depreciation and amortization. We define “Adjusted EBITDA” as EBITDA further adjusted for the impact of certain noncash and other items that we do not consider in our evaluation of ongoing operating performance. These items include, among other things, long-lived asset impairment, lease termination, gains and losses on sale or disposal of assets, net, equity-based compensation, Tax Receivable Agreement liability adjustment, restructuring costs, losses and gains and impairment on investments in equity securities, and other unusual or one-time items. We define “Adjusted EBITDA Margin” as Adjusted EBITDA as a percentage of total revenue. We caution investors that amounts presented in accordance with our definitions of EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin may not be comparable to similar measures disclosed by our competitors, because not all companies and analysts calculate EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin in the same manner. We present EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin because we consider them to be important supplemental measures of our performance and believe they are frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. Management believes that investors’ understanding of our performance is enhanced by including these Non-GAAP Financial Measures as a reasonable basis for comparing our ongoing results of operations.

The following table reconciles EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin to the most directly comparable GAAP financial performance measures:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
EBITDA and Adjusted EBITDA:
Net income (loss)	$8,056	$30,893	$(19,336)	$100,519
Other interest expense, net	35,877	35,242	108,124	99,873
Depreciation and amortization	20,583	17,619	59,905	49,462
Income tax (benefit) expense	(2,049)	3,679	(3,156)	17,533
Subtotal EBITDA	62,467	87,433	145,537	267,387
Long-lived asset impairment (a)	1,944	1,747	12,355	9,269
Lease termination (b)	(2,625)	375	(2,585)	375
(Gain) loss on sale or disposal of assets, net (c)	(5)	131	9,525	(5,001)
Equity-based compensation (d)	5,573	5,466	16,167	18,316
Tax Receivable Agreement liability adjustment (e)	—	(1,680)	—	(1,680)
Restructuring costs (f)	—	1,549	—	4,808
Loss (gain) and impairment on investments in equity securities (g)	162	(23)	337	1,660
Adjusted EBITDA	$67,516	$94,998	$181,336	$295,134

	Three Months Ended September 30,		Nine Months Ended September 30,
(as percentage of total revenue)	2024	2023	2024	2023
Adjusted EBITDA margin:
Net income (loss) margin	0.5%	1.8%	(0.4%)	2.0%
Other interest expense, net	2.1%	2.0%	2.2%	2.0%
Depreciation and amortization	1.2%	1.0%	1.2%	1.0%
Income tax (benefit) expense	(0.1%)	0.2%	(0.1%)	0.3%
Subtotal EBITDA margin	3.6%	5.1%	3.0%	5.2%
Long-lived asset impairment (a)	0.1%	0.1%	0.3%	0.2%
Lease termination (b)	(0.2%)	0.0%	(0.1%)	0.0%
(Gain) loss on sale or disposal of assets, net (c)	(0.0%)	0.0%	0.2%	(0.1%)
Equity-based compensation (d)	0.3%	0.3%	0.3%	0.4%
Tax Receivable Agreement liability adjustment (e)	—	(0.1%)	—	(0.0%)
Restructuring costs (f)	—	0.1%	—	0.1%
Loss (gain) and impairment on investments in equity securities (g)	0.0%	(0.0%)	0.0%	0.0%
Adjusted EBITDA margin	3.9%	5.5%	3.7%	5.8%

(a)	Represents long-lived asset impairment charges related to the RV and Outdoor Retail segment. See Note 4 – Restructuring and Long-Lived Asset Impairment to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional information.
(b)	Represents the gains and losses on termination of operating leases resulting from lease termination fees and the derecognition of the operating lease assets and liabilities. See Note 4 – Restructuring and Long-Lived Asset Impairment to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional information.
(c)	Represents an adjustment to eliminate the gains and losses on disposals and sales of various assets.
(d)	Represents non-cash equity-based compensation expense relating to employees, directors, and consultants of the Company.
(e)	Represents an adjustment to eliminate the gains on remeasurement of the Tax Receivable Agreement primarily due to changes in our blended statutory income tax rate. See Note 13 ― Income Taxes to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
(f)	Represents restructuring costs relating to Active Sports Restructuring during the three and nine months ended September 30, 2023. These restructuring costs include one-time termination benefits, incremental inventory reserve charges, and other associated costs. These costs exclude lease termination costs, which are presented separately above. See Note 4 – Restructuring and Long-Lived Asset Impairment to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional information.
(g)	Represents losses and gains and impairment on investments in equity securities and interest income relating to any notes receivables with those investments. During the nine months ended September 30, 2023, this amount included a $1.3 million impairment on an equity method investment.

Adjusted Net Income Attributable to Camping World Holdings, Inc. and Adjusted Earnings Per Share

We define “Adjusted Net Income Attributable to Camping World Holdings, Inc. – Basic” as net income (loss) attributable to Camping World Holdings, Inc. adjusted for the impact of certain non-cash and other items that we do not consider in our evaluation of ongoing operating performance. These items include, among other things, long-lived asset impairment, lease termination, gains and losses on sale or disposal of assets, net, equity-based compensation, Tax Receivable Agreement liability adjustment, restructuring costs, loss (gain) and impairment on investments in equity securities, other unusual or one-time items, the income tax (expense) benefit effect of these adjustments, and the effect of net income attributable to non-controlling interests from these adjustments.

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

The following table reconciles Adjusted Net Income Attributable to Camping World Holdings, Inc. – Basic, Adjusted Net Income Attributable to Camping World Holdings, Inc. – Diluted, Adjusted Earnings Per Share – Basic, and Adjusted Earnings Per Share – Diluted to the most directly comparable GAAP financial performance measure:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands except per share amounts)	2024	2023	2024	2023
Numerator:
Net income (loss) attributable to Camping World Holdings, Inc.	$5,501	$15,961	$(7,035)	$47,833
Adjustments related to basic calculation:
Long-lived asset impairment (a):
Gross adjustment	1,944	1,747	12,355	9,269
Income tax expense for above adjustment (b)	(258)	(231)	(1,636)	(1,233)
Lease termination (c):
Gross adjustment	(2,625)	375	(2,585)	375
Income tax benefit (expense) for above adjustment (b)	348	(50)	343	(50)
(Gain) loss on sale or disposal of assets (d):
Gross adjustment	(5)	131	9,525	(5,001)
Income tax benefit (expense) for above adjustment (b)	1	(17)	(1,261)	667
Equity-based compensation (e):
Gross adjustment	5,573	5,466	16,167	18,316
Income tax expense for above adjustment (b)	(746)	(730)	(2,163)	(2,459)
Tax Receivable Agreement liability adjustment (f):
Gross adjustment	—	(1,680)	—	(1,680)
Income tax benefit for above adjustment (b)	—	422	—	422
Restructuring costs (g):
Gross adjustment	—	1,549	—	4,808
Income tax expense for above adjustment (b)	—	(205)	—	(639)
Loss (gain) and impairment on investments in equity securities (h):
Gross adjustment	162	(23)	337	1,660
Income tax (expense) benefit for above adjustment (b)	(21)	3	(44)	(222)
Adjustment to net income attributable to non-controlling interests resulting from the above adjustments (i)	(2,365)	(4,364)	(16,817)	(13,907)
Adjusted net income attributable to Camping World Holdings, Inc. – basic	7,509	18,354	7,186	58,159
Adjustments related to diluted calculation:
Reallocation of net income attributable to non-controlling interests from the dilutive redemption of common units in CWGS, LLC (j)	4,920	19,296	4,516	66,593
Income tax on reallocation of net income attributable to non-controlling interests from the dilutive redemption of common units in CWGS, LLC (k)	(1,015)	(4,554)	(413)	(16,140)
Adjusted net income attributable to Camping World Holdings, Inc. – diluted	$11,414	$33,096	$11,289	$108,612
Denominator:
Weighted-average Class A common shares outstanding – basic	45,232	44,666	45,124	44,538
Adjustments related to diluted calculation:
Dilutive redemption of common units in CWGS, LLC for shares of Class A common stock (l)	40,045	40,045	40,045	40,045
Dilutive options to purchase Class A common stock (l)	—	35	10	26
Dilutive restricted stock units (l)	341	434	252	308
Adjusted weighted average Class A common shares outstanding – diluted	85,618	85,180	85,431	84,917

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands except per share amounts)	2024	2023	2024	2023
Adjusted earnings per share - basic	$0.17	$0.41	$0.16	$1.31
Adjusted earnings per share - diluted	$0.13	$0.39	$0.13	$1.28

Reconciliation of per share amounts:
Earnings (loss) per share of Class A common stock — basic	$0.12	$0.36	$(0.16)	$1.07
Non-GAAP Adjustments (m)	0.05	0.05	0.32	0.24
Adjusted earnings per share - basic	$0.17	$0.41	$0.16	$1.31

Earnings (loss) per share of Class A common stock — diluted	$0.09	$0.32	$(0.18)	$1.03
Non-GAAP Adjustments (m)	0.04	0.05	0.31	0.23
Dilutive redemption of common units in CWGS, LLC for shares of Class A common stock (n)	—	0.02	—	0.02
Adjusted earnings per share - diluted	$0.13	$0.39	$0.13	$1.28

(a)	Represents long-lived asset impairment charges related to the RV and Outdoor Retail segment. See Note 4 – Restructuring and Long-Lived Asset Impairment to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional information.
(b)	Represents the current and deferred income tax expense or benefit effect of the above adjustments. This assumption uses blended statutory tax rates of 25.0% and 25.1% for the adjustments for the 2024 and 2023 periods, which represent the estimated tax rates that would apply had the above adjustments been included in the determination of our non-GAAP metric.
(c)	Represents the gains and losses on termination of operating leases resulting from lease termination fees and the derecognition of the operating lease assets and liabilities. See Note 4 – Restructuring and Long-Lived Asset Impairment to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional information.
(d)	Represents an adjustment to eliminate the gains and losses on disposals and sales of various assets.
(e)	Represents non-cash equity-based compensation expense relating to employees, directors, and consultants of the Company.
(f)	Represents an adjustment to eliminate the gains on remeasurement of the Tax Receivable Agreement primarily due to changes in our blended statutory income tax rate. See Note 13 ― Income Taxes to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
(g)	Represents restructuring costs relating to Active Sports Restructuring during the three and nine months ended September 30, 2023. These restructuring costs include one-time termination benefits, incremental inventory reserve charges, and other associated costs. These costs exclude lease termination costs, which are presented separately above. See Note 4 – Restructuring and Long-Lived Asset Impairment to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional information.
(h)	Represents losses and gains and impairment on investments in equity securities and interest income relating to any notes receivables with those investments. During the nine months ended September 30, 2023, this amount included a $1.3 million impairment on an equity method investment.
(i)	Represents the adjustment to net income attributable to non-controlling interests resulting from the above adjustments that impact the net income (loss) of CWGS, LLC. This adjustment uses the non-controlling interest’s weighted average ownership of CWGS, LLC of 46.8% and 47.3% for the three months ended September 30, 2024 and 2023, respectively, and 46.9% and 47.3% for the nine months ended September 30, 2024 and 2023, respectively.
(j)	Represents the reallocation of net income attributable to non-controlling interests from the impact of the assumed change in ownership of CWGS, LLC from stock options, restricted stock units, and/or common units of CWGS, LLC.
(k)	Represents the income tax expense effect of the above adjustment for reallocation of net income attributable to non-controlling interests. This assumption uses blended statutory tax rates of 25.0% and 25.1% for the adjustments for the 2024 and 2023 periods.
(l)	Represents the impact to the denominator for stock options, restricted stock units, and/or common units of CWGS, LLC.
(m)	Represents the per share impact of the Non-GAAP adjustments to net income (loss) detailed above (see (a) through (i) above).
(n)	Represents the per share impact of stock options, restricted stock units, and/or common units of CWGS, LLC from the difference in their dilutive impact between the GAAP and Non-GAAP earnings per share calculations.

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

The following table reconciles SG&A Excluding Equity-based Compensation to the most directly comparable GAAP financial performance measure:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
SG&A Excluding Equity-based Compensation:
SG&A	$414,209	$415,288	$1,205,358	$1,201,901
Equity-based Compensation - SG&A	(5,478)	(5,324)	(15,891)	(17,820)
SG&A Excluding Equity-based Compensation	$408,731	$409,964	$1,189,467	$1,184,081
As a percentage of gross profit	82.0%	78.4%	82.1%	77.1%

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

Stock Repurchase Program

During the three months ended September 30, 2024, we did not repurchase Class A common stock under our stock repurchase program, which expires on December 31, 2025. As of September 30, 2024, $120.2 million was available under the stock repurchase program to repurchase additional shares of our Class A common stock.

Dividends

We announced on August 1, 2023, that the Board of Directors approved a decrease of the quarterly cash dividend to $0.125 per share of Class A common stock from $0.625 per share, beginning with the quarterly cash dividend to be paid in September 2023. For the quarter ended September 30, 2024, we paid our quarterly cash dividend of $0.125 per share of Class A common stock for an aggregate $5.7 million. This dividend was funded entirely from the Excess Tax Distribution (as defined under “Dividend Policy” included in Part II, Item 5 of our Annual Report), with no portion funded by common unit cash distributions from CWGS, LLC. We believe that this decrease in the quarterly cash dividend will help us continue to execute our expansion plans through accretive RV dealership acquisitions.

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

Acquisitions and Capital Expenditures

During the nine months ended September 30, 2024, the RV and Outdoor Retail segment purchased real property for an aggregate purchase price of $1.2 million.

Over the next twelve months, our expansion of dealerships through construction and acquisition is expected to cost between $75.0 million and $115.0 million from a combination of business acquisitions and capital expenditures relating to land, buildings, and improvements. These cost estimates exclude amounts for acquired inventories, which are primarily financed through our Floor Plan Facility. Additionally, the cost estimates do not consider potential funding received through sale leaseback transactions or other means for real estate and construction activities. We are in the early stages of evaluating additional dealership acquisition opportunities and will update our cost estimates in future periodic reports, if necessary, as there are further developments. Factors that could impact the quantity of future locations or the cost to acquire or open those locations include, but are not limited to, our ability to locate potential acquisition targets or greenfield locations in a geographic area and at a cost that meets our success criteria; continued strong cash flow generation to fund these acquisitions and new locations; and availability of financing as discussed above.

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

As of September 30, 2024, December 31, 2023, and September 30, 2023, we had working capital of $397.2 million, $401.3 million, and $523.7 million, respectively, including $28.4 million, $39.6 million, and $53.3 million, respectively, of cash and cash equivalents. Our working capital reflects the cash provided by deferred revenue and gains reported under current liabilities of $100.9 million, $92.4 million, and $99.8 million as of September 30, 2024, December 31, 2023, and September 30, 2023, respectively. Deferred revenue primarily consists of cash collected for club memberships and roadside assistance contracts in advance of services to be provided, which is deferred and recognized as revenue over the life of the membership, and deferred revenue for the annual guide. We use net proceeds from this deferred membership revenue to lower our long-term borrowings and finance our working capital needs. Our Floor Plan Facility includes a flooring line aggregate interest reduction (“FLAIR”) offset account that allows us to transfer cash as an offset to the payables under the Floor Plan Facility. The FLAIR offset account at September 30, 2024 was $151.5 million, $128.3 million of which could have been withdrawn while remaining in compliance with the financial covenants of the Floor Plan Facility.

Seasonality

We have experienced, and expect to continue to experience, variability in revenue, net income, and cash flows as a result of annual seasonality in our business (see Note 1 — Summary of Significant Accounting Policies — Seasonality to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q).

Cash Flow

The following table shows summary cash flow information for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
(In thousands)	2024	2023
Net cash provided by operating activities	$408,541	$543,273
Net cash used in investing activities	(57,096)	(277,535)
Net cash used in financing activities	(362,712)	(342,551)
Net decrease in cash and cash equivalents	$(11,267)	$(76,813)

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

Net cash provided by operating activities was $408.5 million in the nine months ended September 30, 2024, a decrease of $134.7 million from $543.3 million of net cash provided by operating activities in the nine months ended September 30, 2023. The decrease was primarily due to a $119.9 million reduction in net income, a $69.1 million decrease in the working capital adjustment for inventory, a $34.4 million decrease in working capital adjustment for prepaid expenses and other assets, a $7.6 million decrease in deferred income taxes, a $3.5 million decrease in working capital adjustment for operating lease liabilities, a $3.1 million decrease in non-cash lease expense, a $3.0 million increase in gain on lease termination expense, and a $2.1 million decrease in equity-based compensation, partially offset by a $41.0 million increase in working capital adjustment for accounts payable and other accrued expenses, a $34.1 million increase in the working capital adjustment for receivables and contracts in transit, a $14.5 million increase in loss on sale or disposal of assets, a $10.4 million increase in depreciation and amortization, a $5.3 million increase in the working capital adjustment for deferred revenue, and a $3.1 million increase in long-lived asset impairment.

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

The table below summarizes our capital expenditures for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
(In thousands)	2024	2023
IT hardware and software	$15,070	$9,691
Greenfield and acquired dealership locations	22,172	33,159
Existing store locations	28,586	44,482
Corporate and other	2,366	8,309
Total capital expenditures	$68,194	$95,641

Our capital expenditures consist primarily of investing in acquired and greenfield retail and RV dealership locations, existing retail locations, information technology, hardware, and software. The expected minimum capital expenditures relating to new dealerships and real estate purchases through September 30, 2025 are discussed above. As of September 30, 2024, we had entered into contracts for construction of new dealership buildings for an aggregate future commitment of capital expenditures of $16.3 million. There were no other material commitments for capital expenditures as of September 30, 2024.

Net cash used in investing activities was $57.1 million for the nine months ended September 30, 2024. The $57.1 million of cash used in investing activities was comprised of $68.2 million of capital expenditures primarily related to retail locations, $62.3 million for the acquisition of RV dealerships and a tire delivery service business, net of cash acquired, $1.2 million for the purchase of real property, and $0.1 million for the purchase of intangible assets, partially offset by $48.4 million of proceeds from the sale of real property, $20.0 million in proceeds from the divestiture of a business, $3.8 million of proceeds from the sale of property and equipment, and $2.6 million of proceeds from the sale of intangible assets.

Net cash used in investing activities was $277.5 million for the nine months ended September 30, 2023. The $277.5 million of cash used in investing activities was comprised of $150.5 million for the acquisition of RV dealerships, net of cash acquired, $95.6 million of capital expenditures primarily related to retail locations, $64.3 million for the purchases of real property, $3.4 million for the purchase of and loans to other investments, and $2.0 million for the purchase of intangible assets, partially offset by proceeds from the sale of real property of $35.6 million and proceeds of $2.7 million from the sale of property and equipment. See Note 12 – Acquisitions to our condensed consolidated financial statements included in Part 1, Item 1 of this Form 10-Q.

Financing activities. Our financing activities primarily consist of proceeds from the issuance of debt, the repayment of principal, cash dividends to holders of Class A common stock, and cash distributions to holders of CWGS, LLC common units.

Our net cash used in financing activities was $362.7 million for the nine months ended September 30, 2024. The $362.7 million of cash used in financing activities was primarily due to $317.5 million of net payments on borrowings under the Floor Plan Facility, $66.8 million of payments on long-term debt, $32.0 million of payments on the revolving line of credit, $18.8 million of member distributions, $16.9 million of dividends paid on Class A common stock, $5.7 million for finance lease payments, $3.1 million of withholding taxes paid upon the vesting of restricted stock units, and $0.9 million of payment of debt issuance costs, partially offset by $55.6 million of proceeds from long-term debt, $43.0 million from borrowings on revolving line of credit, and $0.5 million of proceeds from exercise of stock options.

Our net cash used in financing activities was $342.6 million for the nine months ended September 30, 2023. The $342.6 million of cash used in financing activities was primarily due to $273.5 million of net payments on borrowings under the Floor Plan Facility, $61.2 million of dividends paid on Class A common stock, $26.6 million of payments on long-term debt, $31.6 million of member distributions, $4.2 million for finance lease payments, $4.1 million of withholding taxes paid upon the vesting of restricted stock units, and $0.9 million for debt issuance costs payments, partially offset by $59.2 million of proceeds from long-term debt and by $0.3 million of proceeds from exercise of stock options.

Summary of Credit Facilities, Other Long-Term Debt, and Finance Lease Arrangements

As of September 30, 2024, we had outstanding debt in the form of our Senior Secured Credit Facilities, our Floor Plan Facility, our Real Estate Facilities, other long-term debt, and finance lease obligations. We may from time to time seek to refinance, retire or exchange our outstanding debt. Such refinancings, repayments or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

The following table shows a summary of the outstanding balances, current portion, and remaining available borrowings under our credit facilities, other long-term debt and finance lease arrangements (see definitions and further details in Note 3 – Inventories and Floor Plan Payables, Note 7 – Long-Term Debt, and Note 8 – Leases to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q) at September 30, 2024:

			Current	Remaining
(In thousands)	Outstanding		Portion	Available
Floor Plan Facility:
Notes payable - floor plan	$1,030,187		$1,030,187	$572,827	(1)
Revolving line of credit	31,885		—	38,115	(2)
Senior Secured Credit Facilities:
Term Loan Facility	1,338,321		14,015	—
Revolving Credit Facility	—		—	22,750	(3)
Other:
Real Estate Facilities	183,497	(4)	9,450	57,390	(4)
Other long-term debt	8,007		333	—
Finance lease obligations	139,861		7,077	—
	$2,731,758		$1,061,062	$691,082

(1)	The unencumbered borrowing capacity for the Floor Plan Facility represents the additional borrowing capacity less any accounts payable for sold inventory and less any purchase commitments. Additional borrowings are subject to the vehicle collateral requirements under the Floor Plan Facility. The Floor Plan Facility also includes an accordion feature allowing us, at our option, to request to increase the aggregate amount of the floor plan notes payable in $50.0 million increments up to a maximum amount of $300.0 million. The Floor Plan Lenders are not under any obligation to provide commitments in respect of any future increase under the accordion feature.
(2)	The revolving line of credit borrowings are subject to a borrowing base calculation but were not limited as of September 30, 2024.

(3)	The Revolving Credit Facility remaining available balance was reduced by outstanding undrawn letters of credit. The Credit Agreement requires compliance with a Total Net Leverage Ratio covenant when borrowings on the Revolving Credit Facility (excluding certain amounts relating to letters of credit) is over a 35%, or $22.8 million, threshold (Note 7 – Long-Term Debt to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q). The otherwise remaining available borrowings of $60.1 million were reduced by $37.3 million to $22.8 million in light of this financial covenant at September 30, 2024.
(4)	Additional borrowings on the Real Estate Facilities are subject to a debt service coverage ratio covenant and to the property collateral requirements under the Real Estate Facilities. In August 2024, we amended the M&T Real Estate Facility to increase the borrowing capacity by $50.0 million, which was not deducted from our option to request an additional $100.0 million of principal capacity. The lenders under the M&T Real Estate Facility are not under any obligation to provide commitments in respect of any such increase.

We have experienced an increase in interest rates, which have begun to decrease and are expected to continue to decrease during the remainder of 2024. As of September 30, 2024 and 2023, the applicable interest rate for the floor plan notes payable under the Floor Plan Facility was 7.47% and 7.27%, respectively. As of September 30, 2024 and 2023, the average interest rate for the Term Loan Facility was 7.47% and 7.95%, respectively. The previous increase in interest rates and, to a lesser extent, a higher average outstanding floor plan balance have resulted in a combined year-over-year increase of our floor plan interest expense and other interest expense, net of $3.2 million and $25.0 million for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023, respectively.

Sale/Leaseback Arrangements

We have in the past and may in the future enter into sale-leaseback transactions to finance certain property acquisitions and capital expenditures, pursuant to which we sell property and/or leasehold improvements to third parties and agree to lease those assets back for a certain period of time. Such sales generate proceeds which vary from period to period. During the nine months ended September 30, 2024, we entered into sale-leaseback transactions for three properties associated with store locations in the RV and Outdoor Retail segment. We received consideration of $37.7 million of cash and recorded a gain of $0.4 million that is included in loss (gain) on sale or disposal of assets in the condensed consolidated statements of income for the nine months ended September 30, 2024. We entered into 20-year lease agreements for two of the properties and a 17-year lease agreement for one of the properties.

Deferred Revenue

Deferred revenue consists of our sales for products not yet recognized as revenue at the end of a given period. Our deferred revenue as of September 30, 2024 was $168.5 million.

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

Recent Accounting Pronouncements

See Note 1 – Summary of Significant Accounting Policies to our condensed consolidated financial statements in Item 1, Part I of this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For a discussion of the Company’s quantitative and qualitative disclosures about market risks, see Item 7A. Quantitative and Qualitative Disclosures About Market Risks, in our Annual Report. As of September 30, 2024, there have been no material changes in this information.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control performed during the fiscal quarter ended September 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We entered into a voting agreement in connection with our IPO with ML Acquisition Company, LLC, a Delaware limited liability company, which is indirectly owned by each of the estate of our former director, Stephen Adams, and our Chairman and Chief Executive Officer, Marcus Lemonis (“ML Acquisition”), ML RV Group, LLC, a Delaware limited liability company, wholly owned by our Chairman and Chief Executive Officer, Marcus Lemonis (“ML RV Group”), CVRV Acquisition LLC and CVRV Acquisition II LLC (the “Voting Agreement”). Subject to the Voting Agreement, Marcus Lemonis, through his beneficial ownership of our shares directly or indirectly held by ML Acquisition and ML RV Group, may approve or disapprove substantially all transactions and other matters requiring approval by our stockholders, such as a merger, consolidation, dissolution or sale of all or substantially all of our assets, the issuance or redemption of certain additional equity interests, and the election of directors including transactions that may not be in the best interests of holders of our Class A common stock or, conversely, prevent the consummation of transactions that may be in the best interests of holders of our Class A common stock. As discussed further under Part II, Item 5 below, we have been made aware of the anticipated dissolution of ML Acquisition and its wholly-owned subsidiary, CWGS Holding, LLC (“CWGS Holding”) effective December 31, 2024. In connection with the anticipated dissolution, the Company expects that Common Units of CWGS Enterprises, LLC and Class B Common Stock of the Company held by CWGS Holding will be distributed to the members of ML Acquisition Company (such distributees, the “ML Related Parties” and such transactions, the “Distribution”).

In addition, pursuant to the Voting Agreement, Crestview Advisors, L.L.C., a registered investment adviser to private equity funds, including funds affiliated with Crestview Partners II GP, L.P. (“Crestview”) currently has the right to designate one of our directors (the “Crestview Director”). Each of ML Acquisition and ML RV Group has agreed to vote, or cause to vote, all of their outstanding shares of our Class A common stock, Class B common stock and Class C common stock at any annual or special meeting of stockholders in which directors are elected, so as to cause the election of the Crestview Director. In addition, the ML Related Parties also currently have the right to designate four of our directors (the “ML Acquisition Directors”). Moreover, ML RV Group has the right to designate one director for as long as it holds our one share of Class C common stock (the “ML RV Director”). As described in the Voting Agreement, these designation rights are subject to change based on the relevant parties’ ownership of Class A common stock. Funds controlled by Crestview Partners II GP, L.P. have agreed to vote, or cause to vote, all of their outstanding shares of our Class A common stock and Class B common stock at any annual or special meeting of stockholders in which directors are elected, so as to cause the election of the ML Acquisition Directors and the ML RV Director. Additionally, pursuant to the Voting Agreement, we are required to take commercially reasonable action to cause (i) the Board of Directors to be comprised at least of nine directors absent an appropriate waiver or approval to increase or decrease the size of the Board (which the Company obtained to set the Board at eight directors); (ii) the individuals designated in accordance with the terms of the Voting Agreement to be included in the slate of nominees to be elected to the Board of Directors at the next annual or special meeting of stockholders of the Company at which directors are to be elected and at each annual meeting of stockholders of the Company thereafter at which a director’s term expires; (iii) the individuals designated in accordance with the terms of the Voting Agreement to fill the applicable vacancies on the Board of Directors; and (iv) a ML Acquisition Director or the ML RV Director to be the chairperson of the Board of Directors (as defined in our amended and restated bylaws). The Voting Agreement allows for the Board of Directors to reject the nomination, appointment or election of a particular director if such nomination, appointment or election would constitute a breach of the Board of Directors’ fiduciary duties to the Company’s stockholders or does not otherwise comply with any requirements of our amended and restated certificate of incorporation or our amended and restated bylaws or the charter for, or related guidelines of, the Board of Directors’ Nominating and Corporate Governance Committee. Following the Distribution, the ML Related Parties collectively will continue to be entitled to designate four (4) directors to the Board. The ML Related Parties will no longer be obligated to vote, or cause to be voted, all outstanding shares of Class B Common Stock previously held by ML Acquisition at any annual or special meeting of stockholders of the Company at which directors of the Company are to be elected so as to cause the election of the director designated to serve by Crestview. However, ML RV Group will be required to vote, or cause to be voted, its share of Class C Common Stock at any annual or special meeting of stockholders of the Company at which directors of the Company are to be elected so as to cause the election of the Crestview Director. In addition, the ML Related Parties will not have any voting obligations relating to the directors designated by the ML Related Parties. While the Crestview Stockholders will still be obligated to vote for the ML Acquisition Directors and the director designated to serve on the Board by ML RV Group, there will no longer be an individual, group or company that holds more than 50% of the voting power for the election of the Company’s directors and the Company will therefore no longer qualify as a “controlled company” under the rules of the New York Stock Exchange, absent an agreement between the ML Acquisition Members and Crestview as to future director elections. For additional information, see “We are a “controlled company” within the meaning of the NYSE listing requirements and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements. Our stockholders do not have the same protections afforded to stockholders of companies that are subject to such corporate governance requirements.”

The Voting Agreement further provides that, for so long as the ML Related Parties, directly or indirectly, beneficially own, in the aggregate, 22.5% or more of our Class A common stock (assuming that all outstanding common units in CWGS, LLC are redeemed for newly-issued shares of our Class A common stock on a one-for-one basis), the approval of ML Acquisition will be required for certain corporate actions. These actions include: (1) a change of control; (2) acquisitions or dispositions of assets above $100 million; (3) the issuance of securities of Camping World Holdings, Inc. or any of its subsidiaries (other than under equity incentive plans that have received the prior approval of our Board of Directors); (4) material amendments to our certificate of incorporation or bylaws; and (5) any change in the size of the Board of Directors. The Voting Agreement also provides that, for so long as the ML Related Parties, directly or indirectly, beneficially own, in the aggregate, 27.5% or more of our Class A common stock (assuming that all outstanding common units of CWGS, LLC are redeemed for newly-issued shares of our Class A common stock, on a one-for-one basis), the approval of ML Acquisition, as applicable, will be required for the hiring and termination of our Chief Executive Officer; provided, however, that the approval of the ML Related Parties is only required at such time as Marcus Lemonis no longer serves as our Chief Executive Officer. These rights may prevent the consummation of transactions that may be in the best interests of holders of our Class A common stock. Following the Distribution, the ML Related Parties will no longer have the foregoing consent rights described above that were previously held by ML Acquisition.

We are a “controlled company” within the meaning of the NYSE listing requirements and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements. Our stockholders do not have the same protections afforded to stockholders of companies that are subject to such corporate governance requirements.

Pursuant to the terms of the Voting Agreement, Marcus Lemonis, through his beneficial ownership of our shares directly or indirectly held by ML Acquisition and ML RV Group, and certain funds controlled by Crestview Partners II GP, L.P., in the aggregate, have more than 50% of the voting power for the election of directors, and, as a result, we are considered a “controlled company” for the purposes of the New York Stock Exchange (the “NYSE”) listing requirements. As such, we qualify for, and may rely on, exemptions from certain corporate governance requirements, including the requirements to have a majority of independent directors on our Board of Directors, an entirely independent Nominating and Corporate Governance Committee, an entirely independent Compensation Committee or to perform an annual performance evaluation of the Nominating and Corporate Governance and Compensation Committees.

The corporate governance requirements and specifically the independence standards are intended to ensure that directors who are considered independent are free of any conflicting interest that could influence their actions as directors. We have utilized, and may continue to utilize, certain exemptions afforded to a “controlled company.” As a result, we are not subject to certain corporate governance requirements, including that a majority of our Board of Directors consists of “independent directors,” as defined under the rules of the NYSE. In addition, we are not required to have a Nominating and Corporate Governance Committee or Compensation Committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities or to conduct annual performance evaluations of the Nominating and Corporate Governance and Compensation Committees. Accordingly, our stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE.

Following the Distribution, the Company anticipates that it will no longer be considered a “controlled company” under the rules of the NYSE, and therefore we will no longer be able to rely on the exemptions from corporate governance requirements that are afforded to controlled companies. We may not be able to come into compliance with the corporate governance requirements on the timelines required by the NYSE, which could cause us to be non-compliant with NYSE continued listing requirements and potentially subject to the delisting process.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information related to our repurchases of Class A common stock for the periods indicated:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs(1)
July 1, 2024 to July 31, 2024	—	$—	—	$120,166,000
August 1, 2024 to August 31, 2024	—	—	—	120,166,000
September 1, 2024 to September 30, 2024	—	—	—	120,166,000
Total	—	$—	—	$120,166,000

(1)	On October 30, 2020, our Board of Directors authorized a stock repurchase program for the repurchase of up to $100.0 million of the Company’s Class A common stock, expiring on October 31, 2022. In August 2021 and January 2022, our Board of Directors authorized increases to the stock repurchase program for the repurchase of up to an additional $125.0 million and $152.7 million of the Company’s Class A common stock, respectively. Following these extensions, the stock repurchase program now expires on December 31, 2025. This program does not obligate the Company to acquire any particular amount of Class A common stock and the program may be extended, modified, suspended or discontinued at any time at the board’s discretion.

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

The Company has been made aware of the anticipated dissolution of ML Acquisition Company, LLC ("ML Acquisition Company”) and its wholly-owned subsidiary, CWGS Holding, LLC (“CWGS Holding” and, together with ML Acquisition Company, “ML Acquisition”), effective December 31, 2024. CWGS Holding is currently the record holder of 32,584,700 common units of CWGS Enterprises, LLC (“Common Units”) and an equal number of shares of Class B Common Stock of the Company. In connection with the anticipated dissolution, the Company expects that Common Units of CWGS Enterprises, LLC and Class B Common Stock of the Company held by CWGS Holding will be distributed to the members of ML Acquisition Company (the “Distribution”). The members of ML Acquisition Company are ML RV Group, LLC (“ML RV Group”), which is wholly owned by the Company’s Chairman and Chief Executive Officer, Marcus Lemonis, and AGI Holding Corp. (“AGI”), which the Company believes is wholly owned by The Stephens Adam Living Trust, the former trustee of which was the Company’s former director, Stephen Adams, prior to his death (together, the “ML Acquisition Members”). These members are considered “Permitted Transferees” of ML Acquisition as defined in the Amended and Restated Limited Liability Company Agreement of CWGS Enterprises, LLC. ML Acquisition and the ML Acquisition Members together with any future Permitted Transferees are referred to as “ML Related Parties”.

Following the Distribution, the Company anticipates that it will no longer be considered a “controlled company” under the rules of the New York Stock Exchange and that there will be certain impacts to provisions of its Amended and Restated Certificate of Incorporation (the “Charter”), Amended and Restated Bylaws (the “Bylaws”), and Voting Agreement, dated October 6, 2016, between the Company, CWGS Holding, ML RV Group, CVRV Acquisition II LLC and CVRV Acquisition LLC (together with their Permitted Transferees, the “Crestview Stockholders”) and Crestview Advisors L.L.C. (“Crestview”) (the “Voting Agreement”), including, but not limited to the following (which assumes that the equity ownership of ML Acquisition does not change prior to the Distribution):

Voting Agreement:

●	The ML Related Parties will no longer have the consent rights previously held by ML Acquisition under the Voting Agreement as previously disclosed in our definitive proxy statement filed with the Securities and Exchange Commission on April 3, 2024 (the “2024 Proxy”).
●	The ML Related Parties collectively will continue to be entitled to designate four (4) directors (the “ML Acquisition Directors”) to the Company’s Board of Directors (the “Board”). Currently, Andris A. Baltins and K. Dillon Schickli serve as the ML Acquisition Directors. If the equity ownership of the ML Related Parties decreases, the number of ML Acquisition Directors that the ML Related Parties are entitled to designate will decline at the thresholds previously disclosed in the 2024 Proxy.
●	The ML Related Parties will no longer be obligated to vote, or cause to be voted, all outstanding shares of Class B Common Stock previously held by ML Acquisition at any annual or special meeting of stockholders of the Company at which directors of the Company are to be elected, or to take all Necessary Action (as defined in the Voting Agreement) to cause the election of the director designated to serve by Crestview Advisors L.L.C. However, ML RV Group will be required to vote, or cause to be voted, its share of Class C Common Stock at any annual or special meeting of stockholders of the Company at which directors of the Company are to be elected, or to take all Necessary Action to cause the election of the Crestview Director. In addition, the ML Related Parties will not have any voting obligations relating to the directors designated by the ML Related Parties. While the Crestview Stockholders will still be obligated to vote for the ML Acquisition Directors and the director designated to serve on the Board by ML RV Group, there will no longer be an individual, group or company that holds more than 50% of the voting power for the election of the Company’s directors and the Company will therefore no longer qualify as a “controlled company” under the rules of the New York Stock Exchange, absent an agreement between the ML Acquisition Members and Crestview as to future director elections.

Amended and Restated Certificate of Incorporation:

●	The distributed shares of Class B Common Stock held by the ML Related Parties will collectively be entitled to the number of votes necessary such that the shares, in the aggregate, cast 47% of the total votes eligible to be cast by all holders of the Company’s common stock voting together as a single class on all matters presented to a vote of holders of Class B Common Stock at an annual or special meeting of stockholders. Each of the ML Related Parties will receive a pro rata portion of the 47% voting rights that reflects their respective proportional interest in the shares of Class B Common Stock previously held by ML Acquisition. After the ML Related Parties cease to own at least 27.5% of all Common Units issued and outstanding, each share of Class B Common Stock will be entitled to one (1) vote per share.
●	The share of Class C Common Stock held by ML RV Group will continue to entitle ML RV Group to the number of votes necessary such that it casts 5% of the total votes eligible to be cast by all holders of the Company’s common stock voting together as a single class. However, a “Change of Control”, as defined in the Charter, occurs when the ML Related Parties beneficially own, directly or indirectly, less than 27.5% of all outstanding Common Units, or upon the occurrence of certain other events. The share of Class C Common Stock held by ML RV Group will lose all voting rights (5%) upon the occurrence of a Change of Control.

Immediately following the Distribution, the Company anticipates that ML RV Group will hold no more than 16% of the Common Units and Class B Common Stock currently held by ML Acquisition (or 5,213,552 Common Units and shares of Class B Common Stock) and AGI will hold no less than 84% of the Common Units currently held by ML Acquisition (or 27,371,148 Common Units and shares of Class B Common Stock). Mr. Lemonis also owns or controls one share of Class C Common Stock held by ML RV Group and 155,268 shares of Class A Common Stock held directly by Mr. Lemonis. Mr. Lemonis is expected to have voting power of approximately 12.7% of the Company’s Class A Common Stock, Class B Common Stock and Class C Common Stock voting together as a single class. AGI is expected to have voting power of approximately 39.5% of the Company’s Class A Common Stock, Class B Common Stock and Class C Common Stock voting together as a single class.

The Company is not a party to the dissolution of ML Acquisition and related Distribution and, accordingly, the descriptions contained in this summary are subject to change. For additional information, please see the Charter, Tax Receivable Agreement and Voting Agreement filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the Securities and Exchange Commission on February 26, 2024.

(b)	Material changes to the procedures by which security holders may recommend nominees to the board of directors.

None.

(c)	Insider trading arrangements and policies.

During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.  Exhibits

Exhibits Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Camping World Holdings, Inc.	10-Q	001-37908	3.1	11/10/16

3.2	Amended and Restated Bylaws of Camping World Holdings, Inc.	8-K	001-37908	3.1	12/26/23

4.1	Specimen Stock Certificate evidencing the shares of Class A common stock	S-1/A	333-211977	4.1	9/13/16

10.1	Amendment No. 1 to Credit Agreement and Incremental Amendment, dated August 27, 2024, by and among subsidiaries of FRHP Lincolnshire, LLC, CWGS Group, LLC (as guarantor), Manufacturers and Traders Trust Company, as administrative agent, and the other lenders party thereto	8-K	001-37908	10.1	8/30/24

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer					*

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer					*

32.1	Section 1350 Certification of Chief Executive Officer					**

32.2	Section 1350 Certification of Chief Financial Officer					**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					***

101.SCH	Inline XBRL Taxonomy Extension Schema Document					***

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					***

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
101.DEF	Inline XBRL Extension Definition Linkbase Document					***

101.LAB	Inline XBRL Taxonomy Label Linkbase Document					***

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					***

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					***

*     Filed herewith

**    Furnished herewith

***  Submitted electronically herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Camping World Holdings, Inc.

Date: October 29, 2024	By:	/s/ Thomas E. Kirn
Thomas E. Kirn
Chief Financial Officer

(Principal Financial Officer and Principal Accounting Officer)