Form 10-K
period 2024-12-31
Camping World Holdings, Inc.
filed 2025-02-28
CIK 1669779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ⌧

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, as of June 30, 2024, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $749,458,912. Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the Registrant as of such date have been excluded because such persons may be deemed to be affiliates.

As of February 21, 2025, the registrant had 62,541,422 shares of Class A common stock outstanding, 39,466,964 shares of Class B common stock outstanding, and one share of Class C common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to its 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2024 are incorporated herein by reference in Part III.

Camping World Holdings, Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2024

Summary of Principal Risk Factors

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. In evaluating our company, you should consider carefully this summary of risks and uncertainties described below together with the other information included in this Annual Report on Form 10-K (“Form 10-K”), including our consolidated financial statements and related notes included in Part II, Item 8, “Financial Statements and Supplementary Data” in this Form 10-K. The occurrence of any of the following risks may materially and adversely affect our business, financial condition, results of operations and future prospects:

●	Our business model is impacted by general economic conditions in our markets, including inflation and interest rates, as well as the health of the RV industry, and ongoing economic and financial uncertainties could cause a decline in consumer spending that could adversely affect our business, financial condition and results of operations.
●	Our business is affected by the availability and cost of financing to us and our customers.
●	Fuel shortages, high prices for fuel, or changes in energy sources could have a negative effect on our business.
●	Our success depends to a significant extent on the well-being, as well as the continued popularity and reputation for quality, of our manufacturers, particularly Thor Industries, Inc. and Forest River, Inc.
●	Changes in consumer preferences for our products or our failure to gauge those preferences could lead to reduced sales and increased cost of sales and selling, general and administrative expenses.
●	Competition in the market for services, protection plans, products and resources targeting the RV lifestyle or RV enthusiast could reduce our revenues and profitability.
●	Our expansion into new, unfamiliar markets, businesses, product lines or categories presents increased risks that may prevent us from being profitable in these new markets, businesses, product lines or categories. Delays in opening new store locations, including greenfield locations and acquisitions, on anticipated timelines or at all, could have a material adverse effect on our business, financial condition and results of operations.
●	Unforeseen expenses, difficulties, and delays encountered in connection with acquisitions could inhibit our growth and negatively impact our profitability.
●	Failure to maintain the strength and value of our brands could have a material adverse effect on our business, financial condition and results of operations.
●	Our failure to successfully order and manage our inventory to reflect consumer demand in a volatile market and anticipate changing consumer preferences and buying trends has, and may continue to have, an adverse effect on our business, financial condition and results of operations.
●	Our same store revenue may fluctuate and may not be a meaningful indicator of future performance.
●	Our business is seasonal and this leads to fluctuations in revenues.
●	Our ability to operate and expand our business and to respond to changing business and economic conditions will depend on the availability of adequate capital.
●	Our Senior Secured Credit Facilities and our Floor Plan Facility contain restrictive covenants that may impair our ability to access sufficient capital and operate our business.
●	We may not successfully execute or achieve the expected benefits of our cost cutting initiatives. Previous restructuring initiatives may result in asset impairment charges and could adversely affect the Company’s business.

●	We primarily rely on our fulfillment and distribution centers for our retail, e-commerce and catalog businesses, and, if there is a natural disaster or other serious disruption at any such facility, we may be unable to deliver merchandise effectively to our stores or customers.
●	Natural disasters, whether or not caused by climate change, unusual weather conditions, epidemic outbreaks, terrorist acts and political events could disrupt business and result in lower sales and otherwise adversely affect our financial performance.
●	We depend on our relationships with third-party providers of services, protection plans, products and resources and a disruption of these relationships or of these providers’ operations could have an adverse effect on our business and results of operations.
●	Because certain of the products that we sell are manufactured abroad, we may face delays, new or increased tariffs, increased cost or quality control deficiencies in the importation of these products, which could reduce our net sales and profitability.
●	A portion of our net income is related to financing, insurance and extended service contracts, which depend on third-party lenders and insurance companies. We cannot assure you that third-party lending institutions will continue to provide financing for RV purchases.
●	If we are unable to retain senior executives and attract and retain other qualified employees, our business might be adversely affected.
●	We are subject to risks associated with leasing substantial amounts of space.
●	Our private brand offerings expose us to various risks.
●	We could incur asset impairment charges for goodwill, intangible assets or other long-lived assets.
●	Our business is subject to numerous federal, state and local regulations and litigation risks, and we have been named in litigation, which has resulted in substantial costs and may result in reputational harm and divert management’s attention and resources.
●	A failure in our e-commerce operations, security breaches and cybersecurity risks could disrupt our business and lead to reduced sales and growth prospects and reputational damage.
●	If we are unable to maintain or upgrade our information technology systems or if we are unable to convert to alternate systems in an efficient and timely manner, our operations may be disrupted or become less efficient.
●	Disruptions or breaches involving our or our third-party providers’ IT Systems or Confidential Information (as defined herein) or our failure to meet increasingly demanding regulatory requirements could interrupt our operations, compromise our reputation, expose us to litigation, government enforcement actions and costly response measures and could have a material adverse effect on our business, financial condition and results of operations.
●	Material weaknesses in our internal control over financial reporting could have a significant adverse effect on our business and the price of our common stock.
●	We are subject to risks associated with our organizational structure.
●	There are risks associated with ownership of our Class A common stock.

BASIS OF PRESENTATION

As used in this Form 10-K, unless the context otherwise requires, references to:

●	“we,” “us,” “our,” “CWH,” the “Company,” “Camping World” and similar references refer to Camping World Holdings, Inc., and, unless referenced as “CWH” or otherwise stated, all of its subsidiaries, including CWGS Enterprises, LLC, which we refer to as “CWGS, LLC” and, unless otherwise stated, all of its subsidiaries.
●	"Active Customer" refers to a customer who has transacted with us in any of the eight most recently completed fiscal quarters prior to the date of measurement. Unless otherwise indicated, the date of measurement is December 31, 2024, our most recently completed fiscal quarter.
●	“Continuing Equity Owners” refers collectively to ML Acquisition, funds controlled by Crestview Partners II GP, L.P. and the Former Profits Unit Holders and each of their permitted transferees that own common units in CWGS, LLC and who may redeem at each of their options their common units for, at our election (determined solely by our independent directors within the meaning of the rules of the New York Stock Exchange who are disinterested), cash or newly-issued shares of our Class A common stock. Direct exchanges of common units in CWGS, LLC by the Continuing Equity Owners with CWH for Class A common stock are included in the reference to “redemptions” in relation to common units in CWGS, LLC.
●	“Crestview” refers to Crestview Advisors, L.L.C., a registered investment adviser to private equity funds, including funds affiliated with Crestview Partners II GP, L.P.
●	“CWGS LLC Agreement” refers to CWGS, LLC’s amended and restated limited liability company agreement, as amended.
●	“Former Equity Owners” refers to those Original Equity Owners controlled by Crestview Partners II GP, L.P. that have exchanged their direct or indirect ownership interests in CWGS, LLC for shares of our Class A common stock in connection with the consummation of our initial public offering (“IPO”).
●	“Former Profits Unit Holders” refers collectively to Brent L. Moody, Andris A. Baltins and K. Dillon Schickli, who are members of our Board of Directors, and certain other current and former non-executive employees, former executive officers, and former directors, in each case, who held common units of CWGS, LLC pursuant to CWGS, LLC’s equity incentive plan that was in existence prior to our IPO and received common units of CWGS, LLC in exchange for their profits units in CWGS, LLC.
●	“ML Acquisition” refers to ML Acquisition Company, LLC, a Delaware limited liability company that is indirectly controlled by our Chairman and Chief Executive Officer, Marcus A. Lemonis.
●	“ML Related Parties” refers to ML Acquisition and its permitted transferees of common units.
●	“ML RV Group” refers to ML RV Group, LLC, a Delaware limited liability company, wholly-owned by our Chairman and Chief Executive Officer, Marcus A. Lemonis.
●	“Original Equity Owners” refers to the direct and certain indirect owners of interests in CWGS, LLC, collectively, prior to the Reorganization Transactions and Recapitalization (as defined in Note 1 – Summary of Significant Accounting Policies and Note 19 – Stockholders’ Equity to our consolidated financial statements included in Part II, Item 8 of this Form 10-K, respectively) conducted in conjunction with our IPO, including ML Acquisition, funds controlled by Crestview Partners II GP, L.P. and the Former Profits Unit Holders.
●	“RV” refers to recreational vehicles.
●	“Tax Receivable Agreement” refers to the tax receivable agreement that the Company entered into with CWGS, LLC, each of the Continuing Equity Owners and Crestview Partners II GP, L.P. in connection with the Company’s IPO.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts contained in this Form 10-K may be forward-looking statements. Statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, including, among others, statements regarding expected new store location openings and closures, including greenfield locations and acquired locations; sufficiency of our sources of liquidity and capital and potential need for additional financing; our stock repurchase program; future capital expenditures and debt service obligations; refinancing, retirement or exchange of outstanding debt; expectations regarding industry trends and consumer behavior and growth; our product offerings and strategy; inventory management; volatility in sales and potential impact of miscalculating the demand for our products or our product mix; expectations regarding increase of certain expenses in connection with our growth and new or increased tariffs; expectations regarding our acquisition of RV dealerships from Lazydays Holdings, Inc.; cost reduction and restructuring initiatives and expected cost savings; benefits of the disposition of our RV furniture business; our human capital initiatives; expectations regarding our pending litigation, and our plans related to dividend payments, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “can,” “continue,” “could,” “designed,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would” or the negative of these terms or other similar expressions. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including the important factors described in this Form 10-K under Item 1A. Risk Factors and in our other filings with the Securities and Exchange Commission (“SEC”), that may cause our actual results, performance or achievements to differ materially and adversely from those expressed or implied by the forward-looking statements.

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

PART I

ITEM 1. BUSINESS

Overview

Camping World Holdings, Inc. (together with its subsidiaries) is the world’s largest retailer of RVs and related products and services. Through our Camping World and Good Sam brands, our vision is to build a business that makes RVing and other outdoor activities fun and easy. We strive to build long-term value for our customers, employees, and stockholders by combining a unique and comprehensive assortment of RV products and services with a national network of RV dealerships, service centers and customer support centers along with the industry’s most extensive online presence and a highly-trained and knowledgeable team of associates serving our customers, the RV lifestyle, and the communities in which we operate. We also believe that our Good Sam organization and family of highly specialized services and plans, including roadside assistance, protection plans and insurance, uniquely enable us to connect with our customers as stewards of an outdoor and recreational lifestyle. On December 31, 2024, we operated a total of 206 store locations, with all locations selling and/or servicing RVs.

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

Operate a National Network of RV Dealerships and Service Centers. As of December 31, 2024, we operated a national network of 206 RV dealerships and/or service centers. The majority of these RV dealerships and service centers are conveniently located off major interstates and highways in key RV markets, staffed with knowledgeable local team members offering expert advice and a comprehensive assortment of RV-related products and services. Our RV dealerships and service centers are a one-stop-shop for everything RV and give RV consumers peace of mind that they can find what they need when they need it in their local market or while traveling throughout the country.

Focus on Customer Service. We believe customer service is a critical component of our business. Our dealerships and service centers are staffed with knowledgeable local team members offering expert advice and a wide assortment of products and services to approximately 4.5 million Active Customers. We currently operate call centers in Denver, CO, Bowling Green, KY, Greenville, NC, and Island Lake, IL. All team members at our call centers have been cross trained, and the call centers have redundant services and systems in place in the event of a power or connectivity disruption at one of our call center locations. Our goal is that every call to one of our call centers or to a store will be answered promptly by a live person. Our call center specialists are extensively trained to assist customers with complex orders and provide a level of service that leads to an exceptional customer experience and long-term customer relationships. In 2024, our call centers handled approximately 2.4 million calls and responded to approximately 400,000 emails and social media communications.

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

Background and Recent Developments

Founded in 1966, our Good Sam and Camping World brands have been serving RV owners and outdoor enthusiasts for more than 50 years. Good Sam combined with Camping World in 1997, when the Good Sam Club had approximately 911,000 members and Camping World had 26 store locations. In 2011, Camping World and Good Sam combined with FreedomRoads, a successful RV dealership business founded in 2003, to form the largest provider of products and services for RVs in North America. From 2011 to date, we have continued to expand our footprint of RV dealerships through new store openings, including greenfield locations and acquisitions.

On January 17, 2024, we announced that we were reviewing potential strategic alternatives for our Good Sam business. In conducting that review, we came to the conclusion that the greatest value to the Company can be achieved through retaining the Good Sam business. We have deepened our appreciation for the non-cyclical nature of the business and also recognize the large growth potential of the business over multiple vectors in the outdoor and recreational space. Going forward, we expect that Good Sam will continue to capitalize on the mutually beneficial relationship with the Camping World brand and store footprint but will be empowered to operate independently to drive growth.

In May 2024, we closed on the sale of certain assets of the RV and Outdoor Retail segment’s RV furniture business (“CWDS”) and, in connection with the sale, entered into an approximately ten-year supply agreement with the buyer and the sublease of certain properties and equipment to the buyer. We believe that we have gained operational efficiencies by exiting the manufacture of RV furniture and focusing our resources on the sourcing and sale of our RV and aftermarket accessory products.

Segments and Offerings

We operate two reportable segments: (i) Good Sam Services and Plans and (ii) RV and Outdoor Retail. See Note 23 — Segment Information to our consolidated financial statements included in Part II, Item 8 of this Form 10-K for further information regarding our reportable segments.

The following table presents revenue and gross profit details for our product and service offerings for the year ended December 31, 2024:

	Year Ended December 31, 2024
		Percent of		Percent of
($ in thousands)	Revenue(1)	Revenue	Gross Profit(2)	Gross Profit	Gross Margin
Good Sam Services and Plans	$194,575	3.2%	$123,849	6.8%	63.7%
New vehicles	2,825,640	46.3%	407,471	22.3%	14.4%
Used vehicles	1,613,849	26.5%	296,697	16.3%	18.4%
Products, service and other	820,111	13.4%	356,471	19.5%	43.5%
Finance and insurance, net	599,718	9.8%	599,718	32.9%	100.0%
Good Sam Club	46,081	0.8%	41,290	2.3%	89.6%
Total	$6,099,974	100.0%	$1,825,496	100.0%	29.9%
(1)	Components of revenue are presented after intersegment eliminations.
(2)	Gross profit is presented exclusive of depreciation and amortization, which is presented separately in operating expenses.

Good Sam Services and Plans

Our Good Sam Services and Plans segment consists of programs, plans and services that are geared towards protecting, insuring and promoting the RV & travel lifestyles, and include services such as extended vehicle service contracts, vehicle roadside assistance, property and casualty insurance, travel protection, travel planning and directories, and publications. Because our Good Sam protection plans and programs are often purchased to cover a multiple-year period and are renewable, this area of our business tends to generate high-margin, recurring revenue that is driven both by new and used RV purchases, the installed base of RV owners in the United States, and, more broadly, travelers across any vehicle type. We believe this highly specialized product offering has significant potential to penetrate broader parts of the recreational market, including other powersports such as boating or ATVs, to further empower our customers’ joy of travel, recreation and the outdoors.

Our Good Sam Services and Plans segment offerings include:

Protection Programs Ensuring travelers’ safety and financial security with comprehensive assistance and protection plans.
Emergency Programs Provide immediate aid in critical situations, including Roadside Assistance and Tire Rescue for on-the-road issues and TravelAssist for medical emergencies during travel.

Financial Protection Programs

Offer financial security against unexpected events, encompassing Extended Service Plans for RV maintenance, Good Sam Insurance Agency for tailored insurance solutions, GAP Insurance, Windshield Protection, and Product Protection Plans for various assets.

Tire & Maintenance Programs

Focus on preventative maintenance and tire care, featuring Paint & Fab to maintain the visual aesthetic and Tire & Wheel Protection to safeguard against tire-related mishaps and tire sales for replacement needs.

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

RV and Outdoor Retail

Our RV and Outdoor Retail segment consists of all aspects of our RV dealership operations, which includes selling new and used RVs, assisting with the financing of new and used RVs, selling protection and insurance related services and plans for RVs, servicing and repairing new and used RVs, installing RV parts and accessories, and selling RV and outdoor related products, parts and accessories. Within our RV and Outdoor Retail business, we also operate the Good Sam Club, which we believe is the largest membership-based RV organization in the world, with approximately 1.8 million members as of December 31, 2024, excluding the free basic tier members. Membership benefits include, among other benefits, a loyalty program where points can be redeemed for Camping World products and RV service, a variety of discounts at Camping World and Good Sam, in addition to partner campgrounds, fuel stations, and more, all of which we believe enhance the RV experience, drive customer engagement and loyalty, and provide cross-selling opportunities for our other products and services. A map depicting our national network of 206 RV dealerships and service centers as of December 31, 2024 is provided below:

RV and Outdoor Retail segment offerings include:

●	New and Used Vehicles. A wide selection of new and used RVs across a range of price points, classes and floor plans. The table below contains a breakdown of our new RV unit sales and average selling price by RV class for 2024. Sales of new vehicles represented 46.3%, 41.4% and 46.3% of total revenue for 2024, 2023 and 2022, respectively. Sales of used vehicles represented 26.5%, 31.8% and 26.9% of total revenue for 2024, 2023, and 2022, respectively.

•	Vehicle financing. Through arrangements with third-party lenders we are able to facilitate financing for most of the new and used RVs we sell through our store locations. Generally, our financing transactions are structured through long-term retail installment sales contracts with terms of up to 20 years, which we enter into with our customers on behalf of our third-party lenders. The retail installment sales contracts are then assigned on a non-recourse basis, with the third-party lender assuming underwriting and credit risk. In 2024, we facilitated financing transactions for approximately 80.9% of our total new units sold and 71.7% of our total used units sold for which we earn a commission from the third-party lender.
•	Protection Plans. We offer and sell a variety of protection plans and services to the purchasers of our RVs as part of the delivery process, as well as gap, tire and wheel, roof, extended service, and paint and fabric protection plans. These products are primarily underwritten and administered by independent third parties, and we are primarily compensated on a commission basis.
•	Repair and Maintenance. We offer RV repair and maintenance services at the majority of our store locations. With over 2,800 RV service bays across our national footprint, we are equipped to offer comprehensive repair and maintenance services for most RV components. We also offer our Good Sam RV ProCare mobile RV service.
•	RV parts, accessories and installation services. We offer a wide range of RV parts, equipment, supplies and accessories at our store locations and through our e-commerce business. These products include towing and hitching products, satellite and GPS systems, electrical and lighting products, appliances and furniture, and other products for inside the RV, at the campsite, and around the campground. Our full-service repair facilities enable us to install all parts and accessories that we sell in our store locations. We believe our ability to both sell and install parts and accessories affords us a competitive advantage over online and big box retailers that do not have service centers designed to accommodate RVs, and over RV dealerships that do not offer a comprehensive selection of parts and accessories. While we do continue to offer some non-RV outdoor products and accessories, our focus is on providing products and services that are targeted toward RV enthusiasts and owners.
•	Collision repair and restoration. We offer collision repair services, including fiberglass front and rear cap replacement, windshield replacement, interior remodel solutions, and paint and body work, at many of our store locations, including numerous with full body paint booths. We perform collision repair services for a number of insurance carriers.
•	Good Sam Club. The Good Sam Club is a prepaid subscription membership organization that offers a points-based loyalty program, where points can be earned from purchases of our products and services and redeemed for savings on future purchases of our products and services. The Good Sam Club also offers savings on a variety of products and services, including discounts on nightly rates at affiliated Good Sam RV parks and other benefits related to the RV lifestyle. We believe the Good Sam Club is the largest membership-based RV enthusiast organization in the world. As of December 31, 2024, there were approximately 1.8 million members in our Good Sam Club, excluding the free basic tier members. Additionally, a free basic tier of the Good Sam Club was introduced in 2024, which does not include most of the paid membership benefits, but allows these members to earn points at a lower rate compared to the paid membership.
•	Co-branded credit cards. We contract with Visa and Comenity Capital Bank to offer a Good Sam Rewards Visa® branded credit card, as well as a Good Sam private label credit card. Cardholders receive enhanced rewards points, which are referred to as Good Sam Rewards, for money spent at our retail locations, on our e-commerce platforms, at gas stations and at campgrounds across the U.S. and Canada. As of December 31, 2024, we had approximately 168,000 issued and open co-branded credit card accounts.
•	RV Rentals. We facilitate an RV rental platform that connects travelers with RV owners, allowing for a flexible and personal RV experience.

Vehicle Sourcing and Dealer Agreements

We acquire new RVs for retail sale directly from the original equipment manufacturer. Our strategy is to partner with financially sound manufacturers that make high quality products, have adequate manufacturing capacity and distribution, and maintain an appropriate product mix. We have strategic relationships with leading RV manufacturers, including Thor Industries, Inc. and Forest River, Inc. As of December 31, 2024, Thor Industries and Forest River accounted for approximately 61.4% and 30.2%, respectively, of our new RV inventory. In certain instances, our manufacturing partners produce private label products exclusively available at our RV dealerships and through our e-commerce platforms. In 2023, we began opening manufacturer-exclusive RV dealership locations that are operated by us and provide our typical offerings of used vehicles, service, parts, and finance and insurance, but they bear the name of a particular RV manufacturer and sell that manufacturer’s new RV line.

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

We primarily acquire used RVs through customer trade-ins, as well as private party purchases and consignments, and we generally recondition used RVs acquired for retail sale in our parts and service departments. Historically, used RVs that we have not sold at our RV-centric store locations generally have been sold through other channels at wholesale prices. In 2023, we introduced our first CW Auction as another means to sell RVs to individuals or wholesale to other dealerships and held 14 CW Auctions in 11 states in 2024.

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

Marketing and Advertising

The lifestyle element of the RV industry and the multi-year nature of many of our products and services provides the opportunity to build long-term relationships with our customers. Our marketing strategies are focused on developing awareness around our brands, products and services, and driving traffic to our stores and websites, and we utilize a combination of digital, social, email, direct mail, print materials, and traditional media, as well as online inventory listings to accomplish this. As part of our marketing efforts, we maintain a proprietary database of individuals and customer purchasing data that we utilize for direct mail, email, text messaging and telemarketing campaigns. As of December 31, 2024, this database contained over 34 million unique contacts. In addition, we enter into sporting event sponsorships, such as professional bull riders with the PBR Camping World Team Series, where we believe there to be a significant demographic overlap with RV and outdoor enthusiasts. Our Ultimate RV Show has evolved to be a multi-channel experience that is both online and in store locations. These shows provide a strategic opportunity to expose first-time buyers and existing RV and outdoor sports enthusiasts to our products and services.

Trademarks and Other Intellectual Property

We own a variety of registered trademarks and service marks related to our brands and our services, protection plans, products and resources, including Good Sam, Camping World, and Overton’s. We also own the copyrights to certain articles in our publications and numerous domain names, including www.goodsamclub.com, www.campingworld.com, www.rv.com, www.rvs.com, www.rvrentals.com, www.rvprocare.com, and www.wildsam.com, among others. We believe that our trademarks and other intellectual property have significant value and are important to our marketing efforts. We do not know of any material pending claims of infringement or other challenges to our right to use our intellectual property in the United States or elsewhere. For additional information regarding our intellectual property, see Note 8 – Goodwill and Intangible Assets to our consolidated financial statements included in Part II, Item 8 of this Form 10-K.

Human Capital Resources

Our Talent

As of December 31, 2024, we had 12,701 full-time and 359 part-time or seasonal employees. None of our employees are represented by a labor union or are party to a collective bargaining agreement, and we have had no labor-related work stoppages. We believe that our employee relations are generally good.

Development

We operate an entity-wide online training platform with a curriculum that is tailored to each employee’s job function. This program includes interactive courses such as communication, management, critical thinking, software skills, and workplace harassment and discrimination. Our learning and development team continues to create proprietary content for this training library. We have also invested in learning labs at the majority of our locations that provide for a dedicated space with the appropriate technology for employees to engage in their training programs. In addition to job specific training that regularly occurs at our dealerships, retail locations, and call centers, in 2024, we launched new in-person training for certain dealership roles to align to a best-in-class adult learning experience. We expect to expand our offerings in 2025.

Our service technicians are critical to providing the high-quality installation and repair services that our customers expect. Our Camping World Technical Institute (“CWTI”) includes full-time instructors at three dedicated campuses and one part-time campus as of December 31, 2024. The CWTI offers monthly 10-day training sessions to our service technicians either in-person or virtually. In both 2024 and 2023, we provided Level 1 training to approximately 1,100 service technicians through CWTI.

Inclusion and Belonging

We believe that our Company and our brand should be welcoming to the wide array of outdoor enthusiasts and our culture should promote respect and dignity of all humans. While it is our policy to not make decisions regarding hiring, promotion or compensation on the basis of any legally protected characteristics, including race or gender, we seek to promote inclusion of individuals, regardless of background, through legally compliant manners.

Community Engagement

Since 2013, we have operated the Project Good Samaritan initiative, which encourages our associates to perform eight hours of volunteer work per quarter for a cause that is meaningful to that associate, such as local soup kitchens, food pantries, home building, meal distribution, recycling programs, homeless shelters, veteran programs, and nursing homes. Associates receive paid time off for these volunteer hours. In 2019, prior to the COVID-19 pandemic, 3,364 associates volunteered 51,680 hours in their communities under the program. During January and February of 2020, 840 associates volunteered 6,268 hours in their communities under the program, before the program was suspended as a safety precaution as a result of the COVID-19 pandemic. We reactivated the program in March 2024 and had 1,248 associates volunteer 11,391 hours in their communities under the program during 2024.

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

Seasonality

Historically, our business has been seasonal. Since RVs are primarily used by vacationers and campers during times of warmer weather, demand for our products and services tends to be highest in the spring and summer months and lowest in the winter months. As a result, our revenue and profitability has historically been higher in the second and third quarters than in the first and fourth quarters. On average over the last three years ended December 31, 2024, we generated 30.5% and 27.5% of our annual revenue in the second and third quarters, respectively, and 23.4% and 18.6% in the first and fourth quarters, respectively. For further discussion, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Seasonality” in Item 7 of Part II of this Form 10-K.

Laws and Regulations

See “Risk Factors — Risks Related to Our Business — Our business is subject to numerous federal, state and local regulations,” “— Our failure to comply with certain environmental regulations could adversely affect our business, financial condition and results of operations,” “—Fuel shortages, high prices for fuel, or changes in energy sources could have a negative effect on our business,” “Our operations are subject to a series of risks related to climate change and other environmental, social, and governance (“ESG”) matters,” and “— Climate change legislation or regulations restricting emission of “greenhouse gases” could result in increased operating costs and reduced demand for RVs we sell” in Item 1A of Part I of this Form 10-K. Although we incur costs to comply with applicable laws and regulations in the ordinary course of our business, we do not presently anticipate that such costs will have a material effect on our capital expenditures, earnings and competitive position.

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

As a business that relies on consumer discretionary spending, we have in the past and may in the future be adversely affected if our customers reduce, delay or forego their purchases of our services, protection plans, products and resources as a result of:

●	job losses, lower income levels or other population and employment trends;
●	bankruptcies;
●	higher consumer debt and interest rates;
●	reduced access to credit;
●	higher energy and fuel costs;
●	relative or perceived cost, availability and comfort of RV use versus other modes of travel, such as air travel and rail;
●	falling home prices;
●	lower consumer confidence or discretional consumer spending;
●	higher inflation rates;
●	uncertainty or changes in tax policies and tax rates;
●	uncertainty or changes in import/export policies, including tariffs;
●	uncertainty due to national or international security concerns; or
●	other general economic conditions, including deflation and recessions.

We also rely on our store locations to attract and retain customers and to build our customer database. If we close store locations, are unable to open new store locations, including greenfield locations and acquisitions, on the timelines we anticipate or at all due to general economic conditions or otherwise, or experience declines in customer transactions in our existing store locations due to general economic conditions or otherwise, our ability to maintain and grow our customer database and our Active Customers will be limited, which could have a material adverse effect on our business, financial condition and results of operations.

In addition, political conditions, including new and changing laws or tariffs, regulations, executive orders and enforcement priorities, may create uncertainty about how such laws and regulations will be interpreted and applied and, consequently, may create market uncertainty. This may adversely impact customer demand, increase our costs and adversely impact our business.

Decreases in Active Customers, average spend per customer, or retention and renewal rates for our Good Sam services and plans has, at times, negatively affected and could in the future negatively affect our financial performance, and a prolonged period of depressed consumer spending could have a material adverse effect on our business. For instance, our Active Customers declined in 2024. In prior years and to some extent in 2024, promotional activities and decreased demand for consumer products affected our profitability and margins, and this negative impact could return or worsen in future periods. In addition, adverse economic conditions may result in an increase in our operating expenses due to, among other things, higher costs of labor, energy, equipment and facilities, as well as higher tariffs. Due to fluctuations in the U.S. economy, our sales, operating and financial results for a particular period are difficult to predict, making it difficult to forecast results for future periods. Additionally, we are subject to economic fluctuations in local markets that may not reflect the economic conditions of the U.S. economy. Any of the foregoing factors could have a material adverse effect on our business, financial condition and results of operations.

In addition, the success of our recurring Good Sam services and plans, as well as our RV and outdoor retail business, depends, in part, on our customers’ use of certain RV websites and/or the purchase of services, protection plans, products and resources through participating merchants, as well as the health of the RV industry generally.

In addition, during recent periods we have faced, and may continue to face, increased competition from other businesses with similar product and service offerings. For example, our competitors have listed RVs at or below cost. As a result, we responded and may need to further respond by establishing pricing, marketing and other programs or by seeking out additional strategic alliances or acquisitions that may be less favorable to us than we could otherwise establish or obtain in more favorable economic environments. Such programs have adversely impacted our gross margin, operating margin and selling, general and administrative expenses. In addition, declines in the national economy could cause partners and/or advertising customers who participate in our programs to go out of business. Should the number of partners and/or advertising customers entering bankruptcy rise, it is likely that the number of uncollectible accounts would also rise. These factors could have a material adverse effect on our business, financial condition and results of operations.

Our business is affected by the availability and cost of financing to us and our customers.

Our business is affected by the availability of financing to us and our customers. Generally, RV dealers, including us, finance their purchases of inventory. As of December 31, 2024, we had up to $1.85 billion in maximum borrowing capacity under our Eighth Amended and Restated Credit Agreement for floor plan financing (the “Floor Plan Facility”) (see Note 4 ─ Inventories and Floor Plan Payables to our consolidated financial statements included in Part II, Item 8 of this Form 10-K). A decrease in the availability of this type of wholesale financing or an increase in the cost of such wholesale financing could prevent us from carrying adequate levels of inventory, which may limit product offerings and could lead to reduced revenues.

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

In the future, new government regulations could require us to sell RVs and other products that rely on alternative energy sources or prohibit consumers from purchasing products that rely on fuel or other traditional energy sources. For example, regulations passed in December 2021 by the California Air Resources Board (“CARB”) will prohibit the sale of gas-powered generators in California beginning in 2028. Additionally, CARB approved the Advanced Clean Trucks regulation in March 2021, which places requirements on RV manufacturers that are expected to prevent many new diesel RV models from being sold in California (and in states that have adopted the California standard) beginning with the 2024 model year. However, President Trump’s January 20, 2025 executive order titled “Unleashing American Energy” directs the United States Environmental Protection Agency (“EPA”) to revoke certain federal waivers that previously allowed California to adopt the Advanced Clean Truck regulation and other greenhouse gas (“GHG”) emissions regulations that are stricter than what is currently provided under federal law. In addition, Trump’s executive order also calls for creation of a new, and likely less stringent, federal vehicle emissions standard and also preventing individual states from implementing regulations on vehicle and GHG emissions that are more stringent than the federal standard. It is currently unclear whether such regulations implementing the executive order will be proposed or adopted and, if adopted, whether they would survive likely judicial challenges. However, if current EPA and CARB regulations relating to vehicle emissions and energy sources remain in place, or become more stringent in the future, we may not have offerings available to satisfy such requirements or such alternative energy sources could be less desirable to our customers or result in reduced towing capacity, which may reduce demand or lower margins and adversely affect our business, financial condition or results of operations.

Our success depends to a significant extent on the well-being, as well as the continued popularity and reputation for quality, of our manufacturers, particularly Thor Industries, Inc. and Forest River, Inc.

Thor Industries, Inc. and Forest River, Inc. supplied approximately 61.4% and 30.2%, respectively, of our new RV inventory as of December 31, 2024. We depend on our manufacturers to provide us with products that compare favorably with competing products in terms of quality, performance, safety and advanced features. Any adverse change in the production efficiency, product development efforts, technological advancement, marketplace acceptance, reputation, marketing capabilities or financial condition of our manufacturers, particularly Thor Industries, Inc. and Forest River, Inc., could have a substantial adverse impact on our business. Any difficulties encountered by any of these manufacturers, resulting from economic, financial, or other factors, could adversely affect the quality and amount of products that they are able to supply to us, and the services and support they provide to us.

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

We cannot be certain that historical consumer preferences for RVs in general, and any related products, will remain unchanged. RVs are generally used for recreational purposes, and demand for our products may be adversely affected by competition from other activities that occupy consumers’ leisure time and by changes in consumer lifestyle, usage pattern, or taste. Similarly, an overall decrease in consumer leisure time may reduce consumers’ willingness to purchase our products. During the COVID-19 pandemic, we experienced significant acceleration in our in-store traffic and revenue trends in May 2020 continuing into the quarter ended June 30, 2021 and demand for new and used vehicles remained elevated through the remainder of 2021 and into the beginning of 2022. The industry saw an influx of new first-time participants because RVs allowed people to travel in a safe and socially distant manner during the COVID-19 crisis. These trends are no longer prevalent and may not recur in the future. Over the past several years, we have seen a shift in our overall sales mix towards new travel trailer vehicles, which, prior to the COVID-19 pandemic, had led to declines in our average selling price of a new vehicle unit. From 2015 to 2024, new vehicle travel trailer units as a percent of total new vehicles increased from 62% to 77% of total new vehicle unit sales. From 2015 to 2024, our average selling price of a new vehicle unit increased 1%, from $39,853 to $40,089, as inflation over that period was partially offset by the higher mix of lower priced travel trailers. As a result of the lower industry supply of travel trailers and motorhomes for much of 2021, both average cost and average sales price increased in 2022 and 2021, but average selling price began to decrease in 2023 and continued in 2024.

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

Our expansion into new, unfamiliar markets, businesses, product lines or categories presents increased risks that may prevent us from being profitable in these new markets, businesses, product lines or categories. Delays in opening new store locations, including greenfield locations and acquisitions, on anticipated timelines or at all, could have a material adverse effect on our business, financial condition and results of operations.

As a result of any future expansion into new, unfamiliar markets, businesses, product lines or categories, we may have less familiarity with local consumer preferences and less business, product or category knowledge with respect to new businesses, product lines or categories, and could encounter difficulties in attracting customers due to a reduced level of consumer familiarity with our brands or reduced product or category knowledge. Other factors that may impact our ability to open new store locations, including greenfield locations and acquisitions, in new markets and to operate them profitably or acquire new businesses, product lines or categories, many of which are beyond our control, include:

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

Finally, the size, timing, and integration of any future new store location openings, including greenfield locations and acquisitions, or the acquisition of new businesses, product lines or categories may cause substantial fluctuations in our results of operations from quarter to quarter. Consequently, our results of operations for any quarter may not be indicative of the results that may be achieved for any subsequent quarter or for a full fiscal year. These fluctuations could adversely affect the market price of our common stock.

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

Our success depends upon our ability to successfully manage our inventory and to anticipate and respond to merchandise trends and consumer demands in a timely manner. Our products are intended to appeal to consumers who are, or could become, RV owners and enthusiasts across North America. The preferences of these consumers cannot be predicted with certainty and are subject to change. Further, the retail consumer industry, by its nature, is volatile and sensitive to numerous economic factors, including consumer preferences, competition, market conditions, general economic conditions and other factors outside of our control. We typically order merchandise well in advance of the following selling season making it difficult for us to respond rapidly to new or changing product trends, increases or decreases in consumer demand or changes in prices. Additionally, we may not be able to adjust proprietary pricing tools, such as the RV Valuator, to respond to changes in consumer demand or pricing until after a trend is established. If we misjudge either the market for our merchandise or our consumers’ purchasing habits in the future, our revenues may decline significantly, and we may not have sufficient quantities of merchandise to satisfy consumer demand or sales orders, or we may be required to discount excess inventory, either of which could have a material adverse effect on our business, financial condition and results of operations. For example, in the normal course of business, we periodically will implement discounting to reduce our excess RV inventory. During 2023 and early 2024, we discounted 2022 and 2023 model year RVs to reduce the mix of those model years compared to 2024 model year RVs that we had procured at a lower cost, which also resulted in the need for us to discount certain used RVs. This discounting resulted in a decrease in average selling prices of new and used vehicles in 2023 and early 2024. During the fourth quarter of 2022 and in connection with restructuring activities during 2023, we used clearance and discounted pricing on certain categories within our products, services, and other offerings to reduce our retail inventory levels. In addition, we have exited certain non-RV retail categories because we felt those categories did not have sufficient demand or sales margins to justify our inventory levels. These activities have negatively impacted our gross margin, operating margin and selling, general and administrative expenses and could materially adversely affect our future results of operations and financial condition.

Our same store revenue may fluctuate and may not be a meaningful indicator of future performance.

Our same store revenue may vary from period to period. In addition to the above risk factors a number of additional factors have historically affected, and will continue to affect, our same store revenue results, including:

●	changes or anticipated changes to regulations related to some of the products we sell or to the localities in which we operate, such as the regulations passed in December 2021 by CARB that will prohibit the sale of gas-powered generators in California beginning in 2028 or the Advanced Clean Trucks regulation approved by CARB in March 2021, which places requirements on RV manufacturers that are expected to prevent many new diesel RV models from being sold in states that have adopted the regulation beginning with the 2024 model year;
●	our ability to provide quality customer service that will increase our conversion of shoppers into paying customers;
●	atypical weather patterns;
●	changes in our product mix; and
●	changes in pricing and average unit sales.

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

On average, over the three years ended December 31, 2024, we generated 30.5% and 27.5% of our annual revenue in the second and third fiscal quarters, respectively, which include the spring and summer months. We have historically incurred additional expenses in the second and third fiscal quarters due to higher purchase volumes, increased staffing in our store locations and program costs. If, for any reason, we miscalculate the demand for our products or our product mix during the second and third fiscal quarters, our sales in these quarters could decline, resulting in higher labor costs as a percentage of sales, lower margins and excess inventory, which could have a material adverse effect on our business, financial condition and results of operations. Additionally, selling, general, and administrative (“SG&A”) expenses as a percentage of gross profit tend to be higher in the first and fourth quarters due to the seasonality of our business.

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

The operation of our business, the rate of our expansion and our ability to respond to changing business and economic conditions depend on the availability of adequate capital, which in turn depends partly on cash flow generated by our business. We also require sufficient cash flow to meet our obligations under our existing debt agreements. (See “Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Description of Senior Secured Credit Facilities and Floor Plan Facility” in Item 7 of Part II of this Form 10-K). We cannot assure you that our cash flow from operations or cash available under our financing agreements, including our $65.0 million revolving credit facility (the “Revolving Credit Facility”) or our floor plan financing through the Floor Plan Facility, will be sufficient to meet our needs. If we are unable to generate sufficient cash flows from operations in the future, and if availability under our Revolving Credit Facility or our Floor Plan Facility is not sufficient, or if additional borrowings under our Real Estate Facilities (as defined in Note 10 — Long-Term Debt to our consolidated financial statements included in Item 8 of Part II of this Form 10-K) are unavailable, we may have to obtain additional financing. If we obtain additional capital by issuing equity, the interests of our existing stockholders will be diluted. If we incur additional indebtedness, that indebtedness may contain significant financial and other covenants that may significantly restrict our operations.

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

Future pandemics or health crises may have negative impacts on our business, including disruptions to our operations that could have a material adverse effect on our results of operations, financial condition and cash flows.

Future pandemics or health crises may have negative impacts on our business, including, without limitation, the following:

●	delays in the delivery of certain products from our vendors as a result of shipping delays;
●	temporary facility closures, production slowdowns and disruption to operations;
●	increased product costs or shortages;
●	reduced traffic at our store locations or reduced demand for our products and services;
●	labor shortages including for key positions;
●	financial impacts that could cause one or more of our counterparty financial institutions to fail or default on their obligations to us or for us to default on one or more of our credit agreements;
●	potential significant impairment charges with respect to noncurrent assets, including goodwill, other intangible assets, and other long-lived assets, as well as inventory whose fair values may be negatively affected; and
●	heightened cybersecurity risks during periods of increased remote working.

These and other disruptions to our business could have a material adverse effect on our results of operations, financial condition and cash flows.

We may not successfully execute or achieve the expected benefits of our cost cutting initiatives.

From time to time, we engage in cost cutting or restructuring initiatives to try to streamline our organizational footprint. These initiatives may not have the intended benefits and may result in unintended consequences and costs, such as the loss of institutional knowledge and expertise, attrition beyond the intended number of employees impacted by any reduction in force, and decreased morale among our remaining employees. We also may be unable to terminate or sublet applicable leases related to such initiatives, which has occurred in connection with recent restructuring initiatives. If we are unable to realize the anticipated benefits from our cost cutting or restructuring initiatives, or if we experience significant adverse consequences from such initiatives, our business, financial condition, and results of operations may be materially adversely affected.

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

The occurrence of one or more natural disasters, such as tornadoes, hurricanes, fires, droughts, floods, hail storms and earthquakes, unusual weather conditions, epidemic outbreaks such as Ebola, Zika virus, bird flu, novel coronavirus or measles, or other public health crises, terrorist attacks or disruptive political events in certain regions where our stores are located could adversely affect our business and result in lower sales, or could impact the degree to which travel and recreational activities remain attractive, either of which could have a material adverse effect on our business, financial condition, and results of operations. Severe weather, such as heavy snowfall or extreme temperatures, may discourage or restrict customers in a particular region from traveling to our stores or utilizing our products, thereby reducing our sales and profitability. Natural disasters including tornadoes, hurricanes, droughts, floods, hailstorms and earthquakes may damage our stores or other operations, which may materially adversely affect our consolidated financial results. In addition to business interruption, our retail business is subject to substantial risk of property loss due to the concentration of property at our store locations. Climate change and other environmental and social pressures may impact the frequency and/or intensity of such events as well as cause chronic changes, such as changes in temperature or precipitation patterns or sea-level rise, that may also have an adverse impact on our operations, including but not limited to a change in consumer behavior, including with respect to the degree to which travel and recreational activities remain attractive. To the extent these events also impact one or more of our key suppliers or result in the closure of one or more of our distribution centers or our corporate headquarters, we may be unable to maintain inventory balances, maintain delivery schedules or provide other support functions to our stores. Our insurance coverage may also be insufficient to cover all losses related to such events, or changing climatic conditions may make it so that we are not able to obtain sufficient insurance coverage on terms that we find acceptable. Any of these events could have a material adverse effect on our business, financial condition and results of operations.

We depend on our relationships with third-party providers of services, protection plans, products and resources and a disruption of these relationships or of these providers’ operations could have an adverse effect on our business and results of operations.

Our business depends in part on developing and maintaining productive relationships with third-party providers of services, protection plans, products and resources that we market to our customers. During the year ended December 31, 2024, we sourced our products from over 2,800 domestic and international vendors. Additionally, we rely on certain third-party providers to support our services, protection plans, products and resources, including insurance carriers for our property and casualty insurance and extended service contracts, banks and captive financing companies for vehicle financing and refinancing, Comenity Capital Bank as the issuer of our co-branded credit card, and a tow provider network for our roadside assistance programs. We cannot accurately predict when, or the extent to which, we will experience any disruption in the supply of products from our vendors or suppliers or services from our third-party providers. Any such disruption could negatively impact our ability to market and sell our services, protection plans, products and resources, which could have a material adverse effect on our business, financial condition and results of operations. In addition, Comenity Capital Bank could decline to renew our services agreement or become insolvent and unable to perform our contract, and we may be unable to timely find a replacement bank to provide these services.

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

We also are subject to risks, such as the price and availability of raw materials, shipping delays, labor disputes, trade restrictions, union organizing activity, strikes, inclement weather, natural disasters, war and terrorism and adverse general economic and political conditions that might limit our vendors’ ability to provide us with quality merchandise on a timely and cost-efficient basis. We may not be able to develop relationships with new vendors, and products from alternative sources, if any, may be of a lesser quality and more expensive than those we currently purchase. Any delay or failure in offering quality products and services to our customers could have a material adverse effect on our business, financial condition and results of operations.

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

A portion of the products that we purchase for resale, including those purchased from domestic suppliers, is manufactured abroad in China, Mexico and other countries. In addition, we believe most of our non-RV private label merchandise is manufactured abroad. Additionally, many of our U.S.-based suppliers source some of their components from these countries, which could result in higher procurement costs from U.S.-based suppliers. In 2024, our costs applicable to revenue included the costs of directly sourced inventory from China, Mexico, and Canada of approximately $27.0 million, $10.0 million and $2.0 million, respectively.

Trade tensions between the United States and China, Mexico, Canada, Russia and other countries has escalated in recent years. We may not be able to mitigate the impacts of any future tariffs or trade restrictions, and our business, results of operations and financial position would be materially adversely affected. As a result, our foreign imports, in particular imports from China and Mexico, subject us to the risks of changes in, or the imposition of new import tariffs, duties or quotas, new restrictions on imports, loss of “most favored nation” status with the United States for a particular foreign country, antidumping or countervailing duty orders, retaliatory actions in response to illegal trade practices, work stoppages, delays in shipment, trade route challenges due to global political tensions, freight expense increases, product cost increases due to foreign currency fluctuations or revaluations and economic uncertainties. If any of these or other factors were to cause a disruption of trade from the countries in which our vendors or the suppliers of our vendors are located or impose additional costs in connection with the purchase of our products, we may be unable to obtain sufficient quantities of products to satisfy our requirements and our results of operations could be adversely affected.

Additionally, there are increasing expectations that companies monitor the environmental and/or social performance of their suppliers, including compliance with a variety of labor practices. There is also increased attention regarding the end of life considerations for products like ours, and we could experience increased expectations and regulations that effect our ability to sell our products. Compliance with emerging expectations and regulations can be costly, require us to establish or augment programs to diligence or monitor our suppliers, or, in the case of legislation such as the Uyghur Forced Labor Prevention Act, to design supply chains to avoid certain regions altogether. To the extent that any foreign manufacturers which supply products to us directly or indirectly utilize quality control standards, labor practices or other practices that vary from those legally mandated or commonly accepted in the United States, we could be hurt by a variety of adverse impacts, including but not limited to any resulting negative publicity or, in some cases, face potential liability or a denial of import for our products.

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

Furthermore, new and used vehicles may be sold and financed through retail installment sales contracts entered into between us and third-party purchasers. Prior to entering into a retail installment sales contract with a third-party purchaser, we typically have a commitment from a third-party lender for the assignment of such retail installment sales contract, subject to final review, approval and verification of the retail installment sales contract, related documentation and the information contained therein. Retail installment sales contracts are typically assigned by us to third-party lenders simultaneously with the execution of the retail installment sales contracts. Contracts in transit represent amounts due from third-party lenders from whom pre-arranged assignment agreements have been determined, and to whom the retail installment sales contracts have been assigned. We recognize revenue from the sale of new and used vehicles upon completion of the sale to the customer. Conditions to completing a sale include having an agreement with the customer, including pricing, whereby the sales price must be reasonably expected to be collected and having control transferred to the customer. Funding from the third-party lender is provided upon receipt, final review, approval and verification of the retail installment sales contract, related documentation and the information contained therein. Retail installment sales contracts are typically funded within ten days of the initial approval of the retail installment sales contract by the third-party lender. Contracts in transit are included in current assets in our consolidated financial statements included in Item 8 of Part II of this Form 10-K and totaled $61.2 million and $60.2 million as of December 31, 2024 and December 31, 2023, respectively. Any defaults on these retail installment sales contracts could have a material adverse effect on our business, financial condition and results of operations.

If we are unable to retain senior executives and attract and retain other qualified employees, our business might be adversely affected.

Our success depends in part on our ability to attract, hire, train and retain qualified managerial, sales, marketing, and service personnel. Competition for these types of personnel is high. We may be unsuccessful in attracting and retaining the personnel we require to conduct our operations successfully and, in such an event, our business could be materially and adversely affected. Our success also depends to a significant extent on the continued service and performance of our senior management team, including our Chairman and Chief Executive Officer, Marcus A. Lemonis. The loss of any member of our senior management team, or our failure to successfully manage any retirements or transitions in senior management or the integration of senior management into new roles could impair our ability to execute our business plan and could therefore have a material adverse effect on our business, results of operations and financial condition.

For example, on June 1, 2024, Brent L. Moody, our President at the time, and Karin L. Bell, our Chief Financial Officer at the time, announced their resignations from their respective roles effective July 1, 2024, following which each transitioned to a role of Senior Advisor through their retirement dates of December 31, 2024 (for Mr. Moody) and the date that we file our Form 10-K with the SEC for the year ended December 31, 2024 (for Ms. Bell). Mr. Moody continues to serve as a member of our Board of Directors following his retirement. Effective July 1, 2024, Matthew D. Wagner was appointed as our President and will continue to serve as our principal operating officer. Additionally, effective July 1, 2024, Thomas E. Kirn was appointed as our Chief Financial Officer and principal financial officer. He will continue to serve as our principal accounting officer.

Additionally, certain members of our management team, including Mr. Lemonis, currently pursue and may continue to pursue other business ventures, which could divert their attention from executing on our business plan and objectives. For example, Mr. Lemonis currently serves as the Executive Chairman of Beyond, Inc., a publicly traded company. We do not currently maintain key-man life insurance policies on any member of our senior management team or other key employees.

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

We expect to continue to grow our exclusive private brand offerings, sometimes referred to as contract manufacturing, through a combination of brands that we own and brands that we license from third parties. We have invested in our development and procurement resources and marketing efforts relating to these private brand offerings. Although we believe that our private brand products offer value to our customers at each price point and provide us with higher gross margins than comparable third-party branded products we sell, the expansion of our private brand offerings also subjects us to certain specific risks in addition to those discussed elsewhere in this section, such as:

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

We have a significant amount of goodwill, intangible assets and other long-lived assets. At least annually, we review goodwill for impairment. Long-lived assets, operating lease assets, identifiable intangible assets and goodwill are also reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable from future cash flows. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. If the carrying value of a long-lived asset is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value. Our determination of future cash flows, future recoverability and fair value of our long-lived assets as well as the reporting unit fair value used in our goodwill analysis include significant estimates and assumptions. Changes in those estimates or assumptions or lower than anticipated future financial performance may result in the identification of an impaired asset and a noncash impairment charge, which could be material. See Note 5 — Restructuring and Long-Lived Asset Impairment to our consolidated financial statements included in Item 8 of Part II of this Form 10-K for a discussion of impairment charges for the year ended December 31, 2024. We may in the future identify additional impairment charges and any such charges could adversely affect our business, financial condition and results of operations.

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

We receive, store, handle, transmit, use, and otherwise process information that relates to individuals and/or constitutes “personal data,” “personal information,” “personally identifiable information,” or similar terms under applicable data privacy laws (collectively, “Personal Information”), as well as Personal Information from and about actual and prospective customers, club members, associates, employees, suppliers and service providers and proprietary information belonging to our business or to our business partners (collectively, “Confidential Information”). We also depend on a number of third party vendors in relation to the operation of our business, a number of which process Confidential Information on our behalf. We, and our vendors, are subject to a number of laws, regulations, industry standards, and other requirements relating to consumer protection, information security and, data protection and privacy, including those that apply generally to the handling of Confidential Information about individuals, and those that are specific to certain industries, sectors, contexts, or locations. Many of these laws and regulations are still evolving and could be interpreted in ways that could harm our business or limit the services we are able to offer.

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

Further, laws, regulations, and standards covering marketing, advertising, and other activities conducted by telephone, email, mobile devices, and the internet may be or become applicable to our business, such as the Federal Communications Act, the Federal Wiretap Act, the Electronic Communications Privacy Act, the Telephone Consumer Protection Act, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, and similar state consumer protection and communication privacy laws, such as California’s Invasion of Privacy Act.

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

We and the RVs we sell are subject to environmental regulations that may adversely impact us. For example, regulations passed in December 2021 by the CARB will prohibit the sale of gas-powered generators in California beginning in 2028. Additionally, CARB approved the Advanced Clean Trucks regulation in March 2021, which places requirements on RV manufacturers that are expected to prevent many new diesel RV models from being sold in states that have adopted the regulation beginning with the 2024 model year. See Item 1A, “Risk Factors ― Fuel shortages, high prices for fuel, or changes in energy sources could have a negative effect on our business.” for additional information on these regulations and recent executive orders impacting such regulations. We may not have offerings available to satisfy any such requirements or such alternative energy sources could be less desirable to our customers or result in reduced towing capacity, which may reduce demand or lower margins and adversely affect our business, financial condition or results of operations.

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

Several states currently have laws in effect that are similar to, and in certain cases, more restrictive than, these federal laws. Compliance with these regulations is costly and time-consuming. Inadvertent violation of any of these regulations could cause us to incur fines and penalties and may also lead to restrictions on our ability to manufacture and sell our products and services and to import or export the products we sell.

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

We are subject to environmental, health and safety laws and regulations, violations of which could adversely affect our business, financial condition and results of operations.

Our operations involve the use, handling, storage and contracting for recycling and/or disposal/discharge of materials such as motor oil and filters, transmission fluids, antifreeze, refrigerants, paints, thinners, batteries, cleaning products, lubricants, degreasing agents, tires and propane. Consequently, our business is subject to a complex variety of federal, state and local requirements that regulate the environment, public health and safety, and we may incur significant costs to comply with such requirements, which costs may increase if existing laws and regulations are revised or reinterpreted or if new laws and regulations become applicable to our operations. Certain of our operations may also require permits or other approvals, which may delay our ability to execute on portions of our business strategy. Our failure to comply with these regulations could cause us to become subject to fines and penalties or otherwise have an adverse impact on our business. In addition, we indemnify certain of our landlords for any hazardous waste which may be found on or about property we lease that may become the subject of a claim arising during or after our lease term. Certain environmental laws impose liability on us, as the owner or operator, for environmental contamination at our properties without regard to whether we knew of or caused the contamination or the legality of the release or disposal action at the time of its occurrence. If any such hazardous waste were to be found on property that we occupy, a claim giving rise to our liability could have a negative effect on our business, financial condition and results of operations.

Our operations are subject to a series of risks related to climate change and other environmental, social, and governance (“ESG”) matters.

There is scrutiny from investors, customers, policymakers, and other stakeholders regarding companies’ management of ESG matters, such as climate change and human capital. For example, regulatory, market, and other changes to respond to climate change, such as the fuel economy and GHG emissions regulations promulgated by EPA and CARB (see above "—Fuel shortages, high prices for fuel, or changes in energy sources could have a negative effect on our business”), may adversely impact our business, financial condition, or results of operations. We may not have offerings available to satisfy such requirements or such alternative energy sources could be less desirable to our customers or result in reduced towing capacity, which may reduce demand or lower margins and adversely affect our business, financial condition or results of operations.

Developing alternatives that satisfy the market’s evolving expectations of, among other things, vehicle emissions profiles may require us to incur significant costs. Additionally, there are several competing alternatives to replace petroleum-based fuels for vehicles, including but not limited to: electricity, hydrogen, and compressed and/or renewable gas. To the extent potential customers prefer technologies different from those used in the vehicles we offer for sale, or are prohibited by law in certain jurisdictions from purchasing vehicles that we sell (i.e., new vehicles that use gasoline fuel), then demand for such vehicles may not develop or may not develop as quickly as we expect.

Expectations around the company’s management of ESG matters continues to evolve rapidly, in many instances due to factors that are out of our control. Any voluntary efforts we engage in (including disclosures, certifications, goals, or others) to improve the ESG profile of our company and/or products may be costly and may not have the desired effect. Moreover, various stakeholders have different, and at times conflicting, expectations. For example, while some policymakers (such as the State of California) have adopted requirements for various disclosures or actions on environmental and social matters, policymakers in other jurisdictions have sought to constrain companies’ consideration of such matters in certain circumstances. Both advocates and opponents to certain ESG matters are increasingly resorting to a range of activism forms, including media campaigns and litigation, to advance their perspectives. We may be required to incur costs to manage ESG matters or navigate stakeholder expectations regarding same, and any failure to sufficiently or appropriately do so, including any divergent legal requirements or novel interpretations of existing requirements, may result in reputational damage, as well as impacts to our ability to attract and retain employees or customers, regulatory or investor engagement, or other adverse impacts. This and other stakeholder expectations will likely lead to increased costs as well as scrutiny that could heighten all of the risks identified in this risk factor. All of these risks may also impact our suppliers or customers, which may indirectly impact our business, financial condition, or results of operations.

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

We depend on a variety of information technology systems for the efficient functioning of our business. We rely on certain hardware, telecommunications and software vendors to maintain and periodically upgrade many of these systems so that we can continue to support our business. Various components of our information technology systems, including hardware, networks, and software, are licensed to us by third-party vendors. We rely extensively on our information technology systems to process transactions, summarize results and manage our business. Additionally, because we accept debit and credit cards for payment, we are subject to the Payment Card Industry Data Security Standard (“PCI-DSS”), issued by the Payment Card Industry Security Standards Council. Costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology such as those necessary to maintain compliance with the PCI-DSS or with maintenance or adequate support of existing systems could also disrupt or reduce the efficiency of our operations (for additional discussion of risks related to PCI-DSS, see – “Disruptions or breaches involving our or our third-party providers’ IT Systems or Confidential Information could interrupt our operations, compromise our reputation, expose us to litigation, government enforcement actions and costly response measures and could have a material adverse effect on our business, financial condition and results of operations”). Any material interruptions or failures in our payment-related systems could have a material adverse effect on our business, financial condition and results of operations.

Disruptions or breaches involving our or our third-party providers’ IT Systems or Confidential Information could interrupt our operations, compromise our reputation, expose us to litigation, government enforcement actions and costly response measures and could have a material adverse effect on our business, financial condition and results of operations.

We rely on the integrity, security and successful functioning of our computer systems, hardware, software, technology infrastructure, and online sites and networks (collectively, “IT Systems”) across our operations. While we own and operate certain parts of our IT Systems, we also rely on critical third-party service providers for an array of IT Systems and related products and services. We use IT Systems for external and internal functions, such as to support product sales, our Good Sam services and plans, manage procurement and our supply chain, track inventory information at our store locations, and to communicate customer information, aggregate daily sales, margin and promotional information. We also use IT Systems to report and audit our operational results. In addition, we and our third-party providers have access to, collect, process, use and maintain Confidential Information.

We and our third-party providers experience cyberattacks and security incidents. For example, we previously experienced a security incident in February 2022 (the “Cybersecurity Incident”), that resulted in a temporary disruption to our operations and caused the Company to incur costs, including legal and other professional fees and investments related to the security of our IT Systems. Additionally, we were subject to certain litigation, including class action lawsuits, arising out of the Cybersecurity Incident which we settled for an immaterial amount.

Both we and our vendors continue to face numerous and evolving cybersecurity risks that threaten the confidentiality, integrity, and availability of our IT Systems and Confidential Information. We are vulnerable to cybersecurity risks from diverse threat actors such as state sponsored organizations and opportunistic hackers and hacktivists, as well as through diverse attack vectors, (for example, ransomware, viruses, advanced persistent threats, misconduct by external or inside actors, social engineering/phishing, human error by associates and contractors, and malicious code embedded in open source software), as well as from bugs, misconfigurations and vulnerabilities in commercial software that is integrated into our (or our suppliers’ or service providers’) IT Systems, products, or services. Thus, we and our vendors remain vulnerable to further successful cyberattacks, security breaches and disruptions to our IT Systems and our Confidential Information,

in addition to damage or interruption to our IT Systems and Confidential Information from earthquakes, acts of war or terrorist attacks, floods, fires, tornadoes, hurricanes, power loss and outages, computer and telecommunications failures and similar incidents. Some of our systems are not fully redundant, and our disaster recovery planning cannot account for all eventualities. Remote employees and vendors located in foreign countries also present additional operational and cybersecurity risks.

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

Any adverse impact to the availability, integrity, or confidentiality of our IT Systems, or Confidential Information could result in interruptions in our services, noncompliance with dynamic laws and regulations, substantial negative media attention, damage to our club member, customer and supplier relationships and our reputation, exposure to litigation (including class actions), regulatory investigations, and lost sales, fines, penalties, lawsuits, and increased remediation costs, any or all of which could have a material adverse effect on our business, financial condition and results of operations. We cannot guarantee that any costs and liabilities incurred in relation to an attack or incident will be covered by our existing insurance policies or that applicable insurance will be available to us in the future on economically reasonable terms or at all. Finally, there can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems and information.

In addition, we may be subject to specific data security frameworks and/or laws that require us to maintain a certain level of security, and the regulatory environment surrounding information security and privacy is increasingly demanding, with the frequent imposition of new and constantly changing requirements across our business. For example, amendments to the Safeguards Rule of the GLBA require covered financial institutions to adopt specific data security measures as of June 9, 2023. In addition, customers have a high expectation that we will adequately protect their Personal Information from cyberattacks or other security breaches. Any failure to comply with current or contemplated cybersecurity and data protection laws and regulations or a significant breach of Confidential Information could attract a substantial amount of negative media attention, damage our club member, customer and supplier relationships and our reputation, and result in lost sales, fines and/or lawsuits, and laws such as the California Consumer Privacy Act impose statutory damages for certain types of data breaches that affect the Personal Information of consumers.

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

The results of the securities class action lawsuits, stockholder derivative lawsuits, and any other current or future legal proceedings cannot be predicted with certainty. Regardless of their subject matter or merits, such legal proceedings have resulted in and are likely to continue to result in significant cost to us, which may not be covered by insurance, may divert the attention of management or may otherwise have an adverse effect on our business, financial condition and results of operations. Negative publicity or negative outcomes from litigation, whether or not resulting in a substantial cost, could materially damage our reputation, could limit our operations and could have a material adverse effect on our business, financial condition, results of operations, and the price of our Class A common stock. In addition, such legal proceedings may make it more difficult to finance our operations.

Risks Relating to Our Organizational Structure

Marcus A. Lemonis, through his beneficial ownership of our shares directly or indirectly held by ML Acquisition and ML RV Group, has substantial control over us, including over decisions that require the approval of stockholders, and his interests, along with the interests of our other Continuing Equity Owners, in our business may conflict with yours.

We entered into a voting agreement in connection with our IPO with ML Acquisition Company, LLC, a Delaware limited liability company, which is indirectly owned by each of the estate of our former director, Stephen Adams, and our Chairman and Chief Executive Officer, Marcus A. Lemonis (“ML Acquisition”), ML RV Group, LLC, a Delaware limited liability company, wholly owned by our Chairman and Chief Executive Officer, Marcus A. Lemonis (“ML RV Group”), CVRV Acquisition LLC and CVRV Acquisition II LLC (the “Voting Agreement”). Subject to the Voting Agreement, Marcus A. Lemonis, through his beneficial ownership of our shares directly or indirectly held by ML Acquisition and ML RV Group, may approve or disapprove substantially all transactions and other matters requiring approval by our stockholders, such as a merger, consolidation, dissolution or sale of all or substantially all of our assets, the issuance or redemption of certain additional equity interests, and the election of directors including transactions that may not be in the best interests of holders of our Class A common stock or, conversely, prevent the consummation of transactions that may be in the best interests of holders of our Class A common stock. We have been made aware of the potential dissolution of ML Acquisition and its wholly-owned subsidiary, CWGS Holding, LLC (“CWGS Holding”), although the date of any such dissolution has not been determined. If a dissolution occurs, the Company expects that Common Units of CWGS Enterprises, LLC and Class B Common Stock of the Company held by CWGS Holding would be distributed to the members of ML Acquisition (such distributees, the “ML Related Parties” and such transactions, the “Distribution”).

In addition, pursuant to the Voting Agreement, Crestview Advisors, L.L.C., a registered investment adviser to private equity funds, including funds affiliated with Crestview Partners II GP, L.P. (“Crestview”) currently has the right to designate one of our directors (the “Crestview Director”). Each of ML Acquisition and ML RV Group has agreed to vote, or cause to vote, all of their outstanding shares of our Class A common stock, Class B common stock and Class C common stock at any annual or special meeting of stockholders in which directors are elected, so as to cause the election of the Crestview Director. In addition, the ML Related Parties also currently have the right to designate four of our directors (the “ML Acquisition Directors”). Moreover, ML RV Group has the right to designate one director for as long as it holds our one share of Class C common stock (the “ML RV Director”). As described in the Voting Agreement, these designation rights are subject to change based on the relevant parties’ ownership of Class A common stock. Funds controlled by Crestview Partners II GP, L.P. have agreed to vote, or cause to vote, all of their outstanding shares of our Class A common stock and Class B common stock at any annual or special meeting of stockholders in which directors are elected, so as to cause the election of the ML Acquisition Directors and the ML RV Director. Additionally, pursuant to the Voting Agreement, we are required to take commercially reasonable action to cause (i) the Board of Directors to be comprised at least of nine directors absent an appropriate waiver or approval to increase or decrease the size of the Board (which the Company obtained to set the Board at eight directors); (ii) the individuals designated in accordance with the terms of the Voting Agreement to be included in the slate of nominees to be elected to the Board of Directors at the next annual or special meeting of stockholders of the Company at which directors are to be elected and at each annual meeting of stockholders of the Company thereafter at which a director’s term expires; (iii) the individuals designated in accordance with the terms of the Voting Agreement to fill the applicable vacancies on the Board of Directors; and (iv) a ML Acquisition Director or the ML RV Director to be the chairperson of the Board of Directors (as defined in our amended and restated bylaws). The Voting Agreement allows for the Board of Directors to reject the nomination, appointment or election of a particular director if such nomination, appointment or election would constitute a breach of the Board of Directors’ fiduciary duties to the Company’s stockholders or does not otherwise comply with any requirements of our amended and restated certificate of incorporation or our amended and restated bylaws or the charter for, or related guidelines of, the Board of Directors’ Nominating and Corporate Governance Committee. Based on current beneficial ownership of the Company’s securities by ML Acquisition, immediately following any Distribution, the ML Related Parties collectively would continue to be entitled to designate four (4) directors to the Board. The ML Related Parties would no longer be obligated to vote, or cause to be voted, all outstanding shares of Class B Common Stock previously held by ML Acquisition at any annual or special meeting of stockholders of the Company at which directors of the Company are to be elected so as to cause the election of the director designated to serve by Crestview. However, ML RV Group would be required to vote, or cause to be voted, its share of Class C Common Stock at any annual or special meeting of stockholders of the Company at which directors of the Company are to be elected so as to cause the election of the Crestview Director. In addition, the ML Related Parties would not have any voting obligations relating to the directors designated by the ML Related Parties. While the Crestview Stockholders would still be obligated to vote for the ML Acquisition Directors and the director designated to serve on the Board by ML RV Group, there would no longer be an individual, group or company that holds more than 50% of the voting power for the election of the Company’s directors and the Company would therefore no longer qualify as a “controlled company” under the rules of the New York Stock Exchange, absent an agreement between the ML Acquisition Members and Crestview as to future director elections. For additional information, see “We are a “controlled company” within the meaning of the NYSE listing requirements and, as a result, qualify for exemptions from certain corporate governance requirements. Our stockholders do not have the same protections afforded to stockholders of companies that are subject to such corporate governance requirements.”

The Voting Agreement further provides that, for so long as the ML Related Parties, directly or indirectly, beneficially own, in the aggregate, 22.5% or more of our Class A common stock (assuming that all outstanding common units in CWGS, LLC are redeemed for newly-issued shares of our Class A common stock on a one-for-one basis), the approval of ML Acquisition will be required for certain corporate actions. These actions include: (1) a change of control; (2) acquisitions or dispositions of assets above $100 million; (3) the issuance of securities of Camping World Holdings, Inc. or any of its subsidiaries (other than under equity incentive plans that have received the prior approval of our Board of Directors); (4) material amendments to our certificate of incorporation or bylaws; and (5) any change in the size of the Board of Directors. The Voting Agreement also provides that, for so long as the ML Related Parties, directly or indirectly, beneficially own, in the aggregate, 27.5% or more of our Class A common stock (assuming that all outstanding common units of CWGS, LLC are redeemed for newly-issued shares of our Class A common stock, on a one-for-one basis), the approval of ML

Acquisition, as applicable, will be required for the hiring and termination of our Chief Executive Officer; provided, however, that the approval of the ML Related Parties is only required at such time as Marcus A. Lemonis no longer serves as our Chief Executive Officer. These rights may prevent the consummation of transactions that may be in the best interests of holders of our Class A common stock. Following any Distribution, the ML Related Parties would no longer have the foregoing consent rights described above that are currently held by ML Acquisition.

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

We are a “controlled company” within the meaning of the NYSE listing requirements and, as a result, qualify for exemptions from certain corporate governance requirements. Our stockholders do not have the same protections afforded to stockholders of companies that are subject to such corporate governance requirements.

Pursuant to the terms of the Voting Agreement, Marcus A. Lemonis, through his beneficial ownership of our shares directly or indirectly held by ML Acquisition and ML RV Group, and certain funds controlled by Crestview Partners II GP, L.P., in the aggregate, have more than 50% of the voting power for the election of directors, and, as a result, we are considered a “controlled company” for the purposes of the New York Stock Exchange (the “NYSE”) listing requirements. As such, we qualify for, and may rely on, exemptions from certain corporate governance requirements, including the requirements to have a majority of independent directors on our Board of Directors, an entirely independent Nominating and Corporate Governance Committee, an entirely independent Compensation Committee or to perform an annual performance evaluation of the Nominating and Corporate Governance and Compensation Committees.

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

Following any Distribution, the Company anticipates that it would no longer be considered a “controlled company” under the rules of the NYSE, and therefore we would no longer be able to rely on the exemptions from corporate governance requirements that are afforded to controlled companies.

Our principal asset is our interest in CWGS, LLC, and accordingly, we depend on distributions from CWGS, LLC to pay dividends, taxes and expenses, including payments under the Tax Receivable Agreement. CWGS, LLC’s ability to make such distributions may be subject to various limitations and restrictions.

We are a holding company and had no material assets as of December 31, 2024, other than our ownership of 62,502,096 common units, representing a 61.0% economic interest in the business of CWGS, LLC, an affiliate loan receivable with CWGS Group, LLC of $6.0 million, and cash of $10.1 million. We have no independent means of generating revenue or cash flow, and our ability to pay dividends in the future, if any, will be dependent upon the financial results and cash flows of CWGS, LLC and its subsidiaries and distributions we receive from CWGS, LLC. There can be no assurance that our subsidiaries will generate sufficient cash flow to dividend or distribute funds to us or that applicable state law and contractual restrictions, including negative covenants in our debt instruments, will permit such dividends or distributions.

CWGS, LLC is treated as a partnership for U.S. federal income tax purposes and, as such, generally is not subject to any entity-level U.S. federal income tax. Instead, taxable income is allocated to holders of its common units, including us. As a result, we incur income taxes on our allocable share of any net taxable income of CWGS, LLC. Under the terms of the CWGS LLC Agreement, CWGS, LLC is obligated to make tax distributions to holders of its common units, including us, except to the extent such distributions would render CWGS, LLC insolvent or are otherwise prohibited by law or our Senior Secured Credit Facilities, our Floor Plan Facility or any of our future debt agreements. In addition to tax expenses, we will also incur expenses related to our operations, our interests in CWGS, LLC and related party agreements, including payment obligations under the Tax Receivable Agreement, and expenses and costs of being a public company, all of which could be significant. We intend, as its managing member, to cause CWGS, LLC to make distributions in an amount sufficient to allow us to pay our taxes and operating expenses, including any ordinary course payments due under the Tax Receivable Agreement. However, CWGS, LLC’s ability to make such distributions may be subject to various limitations and restrictions including, but not limited to, restrictions on distributions that would either violate any contract or agreement to which CWGS, LLC is then a party, including debt agreements, or any applicable law, or that would have the effect of rendering CWGS, LLC insolvent. If CWGS, LLC does not have sufficient funds to pay tax distributions or other liabilities to fund our operations, we may have to borrow funds, which could materially adversely affect our liquidity and financial condition and subject us to various restrictions imposed by any such lenders. To the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, such payments will be deferred and will accrue interest until paid; provided, however, that nonpayment for a specified period may constitute a material breach of a material obligation under the Tax Receivable Agreement and therefore may accelerate payments due under the Tax Receivable Agreement. If CWGS, LLC does not have sufficient funds to make distributions, our ability to declare and pay cash dividends may also be restricted or impaired. See “— Risks Relating to Ownership of Our Class A Common Stock.”

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

Additional liabilities under the Tax Receivable Agreement may be required to be recorded when CWGS, LLC units are redeemed in the future. Such amounts of cash payments that the Company may be required to make under the Tax Receivable Agreement for such future redemptions could be significant. The amount of liabilities to be recorded in the future for such redemptions is dependent on a variety of factors including future stock prices, tax rates in effect, and the Company’s ability to utilize the tax benefits created as a result of the future redemptions of CWGS, LLC units. The significance of these factors and related uncertainty associated with the related liabilities makes estimation of future potential amounts under the Tax Receivable Agreement impractical to determine.

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

We consolidate CWGS, LLC, which, as a limited liability company, generally is not subject to U.S. federal income taxes. Rather, as a partnership for U.S. tax purposes, CWGS, LLC’s taxable income flows through to the owners, including us, who are responsible for paying the applicable income taxes on the income allocated to them. However, the Company is subject to partnership audit rules enacted as part of the Bipartisan Budget Act of 2015 (the “Centralized Partnership Audit Regime”). Under the Centralized Partnership Audit Regime, any IRS audit of CWGS, LLC would be conducted at the CWGS, LLC level, and if the IRS determines an adjustment is necessary, the default rule is that CWGS, LLC would pay an “imputed underpayment” including interest and penalties, if applicable. CWGS, LLC may instead elect to make a “push-out” election, in which case the members or partners for the year that is under audit would be required to take into account the adjustments on their own personal income tax returns.

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

At December 31, 2024, we had an aggregate of 187,497,904 shares of Class A common stock authorized but unissued, including 39,895,393 shares of Class A common stock issuable, at our election, upon redemption of CWGS, LLC common units held by the Continuing Equity Owners. In connection with our IPO, CWGS, LLC entered into the CWGS LLC Agreement, and subject to certain restrictions set forth therein, the Continuing Equity Owners are entitled to have their common units redeemed from time to time at each of their options for, at our election (determined solely by our independent directors (within the meaning of the rules of the NYSE) who are disinterested), newly-issued shares of our Class A common stock on a one-for-one basis or a cash payment equal to a volume weighted average market price of one share of Class A common stock for each common unit redeemed, in each case in accordance with the terms of the CWGS LLC Agreement; provided that, at our election (determined solely by our independent directors (within the meaning of the rules of the NYSE) who are disinterested), we may effect a direct exchange of such Class A common stock or such cash, as applicable, for such common units. The Continuing Equity Owners may exercise such redemption right for as long as their common units remain outstanding. In connection with our IPO, we also entered into a Registration Rights Agreement pursuant to which the shares of Class A common stock issued upon such redemption and the shares of Class A common stock issued to the Former Equity Owners in connection with the corporate reorganization transactions entered into in connection therewith will be eligible for resale, subject to certain limitations set forth therein. The market price of shares of our Class A common stock could decline as a result of these redemptions or sales, or as a result of the perception that they could occur.

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

We have reserved shares for issuance under our 2016 Incentive Award Plan (the “2016 Plan”) in an amount equal to 8,473,492 shares of Class A common stock as of December 31, 2024, including shares of Class A common stock issuable pursuant to 155,029 stock options and 1,651,929 restricted stock units that were granted to certain of our directors and certain of our employees. Any Class A common stock that we issue, including under our 2016 Plan or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership of holders of our Class A common stock.

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

We have paid a regular cash dividend using distributions from CWGS, LLC, including all or a portion of the Excess Tax Distribution (as defined under “Dividend Policy” included in Part II, Item 5 of this Form 10-K), to the holders of our Class A common stock from time to time, subject to the discretion of our Board of Directors. However, the payment of future dividends on our Class A common stock will be subject to our discretion as the sole managing member of CWGS, LLC, the discretion of our Board of Directors and will depend on, among other things, our results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, restrictions in our debt agreements and in any preferred stock, business prospects and other factors that our Board of Directors may deem relevant. Additionally, our ability to distribute any Excess Tax Distribution will also be subject to no early termination or amendment of the Tax Receivable Agreement, as well as the amount of tax distributions actually paid to us and our actual tax liability, which is affected by the conversion of certain subsidiaries, including Camping World, Inc., to limited liability companies (see Note 12 – Income Taxes to our consolidated financial statements included in Part II, Item 8 of this Form 10-K). As a consequence of these limitations and restrictions, we may not be able to make, or may have to reduce or eliminate, the payment of dividends on our Class A common stock. Additionally, any change in the level of our dividends or the suspension of the payment thereof could adversely affect the market price of our Class A common stock. For additional information on our payments of dividends, see “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Dividend Policy” under Part II of this Form 10-K.

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

Please see “— Risks Relating to Our Organizational Structure — Certain of our stockholders have significant control over us, including with respect to the election of directors, and the interests of our other Continuing Equity Owners in our business may conflict with yours.”

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

General Risk Factors

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

In connection with the preparation of our financial statements and the audit of our financial results for the year ended December 31, 2024, we identified a material weakness in our internal controls in the design and operation of our controls over the review of the measurement of the realizable portion of the Company’s outside basis difference deferred tax asset in the operating partnership, CWGS, LLC. This material weakness remained unremediated as of December 31, 2024. As a result, management concluded that our internal control over financial reporting as of December 31, 2024 was not effective. As described in Part II, Item 9A of this Form 10-K, management is taking steps to remediate the material weakness in our internal controls. There can be no assurance that any measures we take will remediate the material weakness identified, nor can there be any assurance as to how quickly we will be able to remediate this material weakness.

In future periods, if our senior management is unable to remediate the material weakness such that they cannot conclude that we have effective internal control over financial reporting, or to certify the effectiveness of such controls, or if our independent registered public accounting firm cannot render an unqualified opinion on management’s assessment and the effectiveness of our internal control over financial reporting, or if additional material weaknesses in our internal control over financial reporting are identified, we may be required to restate our financial statements and could be subject to regulatory scrutiny, a loss of public and investor confidence, and litigation from investors and stockholders, which could have a material adverse effect on our business and the price of our Class A common stock.

Furthermore, the steps to remediate any such material weaknesses, including the ones noted above, could require additional remedial measures, including additional personnel, which could be costly and time-consuming. In addition, we may encounter problems or delays in completing the implementation of any required improvements and receiving a favorable attestation report from our independent registered public accounting firm. In addition, if we do not maintain adequate financial and management personnel, processes and controls, we may not be able to manage our business effectively or accurately report our financial performance on a timely basis, which could cause a decline in our common stock price and adversely affect our results of operations and financial condition. Failure to comply with the Sarbanes-Oxley Act could potentially subject us to sanctions or investigations by the SEC, the NYSE or other regulatory authorities, which would require additional financial and management resources.

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

We are subject to income taxes in the United States, and our tax liabilities will be subject to the allocation of expenses in differing jurisdictions. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:

●	changes in the valuation of our deferred tax assets and liabilities;
●	expected timing and amount of the release of any tax valuation allowances;
●	tax effects of stock-based compensation;
●	costs related to intercompany restructurings; or
●	changes in tax laws, regulations or interpretations thereof.

In addition, we may be subject to audits of our income, sales and other transaction taxes by U.S. federal and state authorities. We are currently under New York state audit (see Note 12 – Income Taxes to our consolidated financial statements included in Part II, Item 8 of this Form 10-K). Outcomes from these audits could have an adverse effect on our operating results and financial condition.

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

●	our operating and financial performance and prospects;
●	our quarterly or annual earnings or those of other companies in our industry compared to market expectations;
●	conditions that impact demand for our services;
●	future announcements concerning our business or our competitors’ businesses;
●	the public’s reaction to our press releases, other public announcements and filings with the SEC;
●	the size of our public float;
●	coverage by or changes in financial estimates by securities analysts or failure to meet their expectations;
●	market and industry perception of our success, or lack thereof, in pursuing our growth strategy;
●	strategic actions by us or our competitors, such as acquisitions or restructurings;
●	changes in laws or regulations which adversely affect our industry or us;
●	changes in accounting standards, policies, guidance, interpretations or principles;
●	changes in senior management or key personnel;
●	issuances, exchanges or sales, or expected issuances, exchanges or sales of our capital stock;
●	changes in our dividend policy;
●	adverse resolution of new or pending litigation against us; and
●	changes in general market, economic and political conditions in the United States and global economies or financial markets, including those resulting from international trade policy, natural disasters, terrorist attacks, acts of war and responses to such events.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program designed to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity risk management program includes a cybersecurity incident response plan.

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

We regularly experience cyberattacks and other incidents and will continue to experience varying degrees of attacks and incidents in the future. To date, we have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents (including the Cybersecurity Incident), that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition, however we cannot guarantee that material incidents will not occur in the future.

Cybersecurity Governance

Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee (“Committee”) oversight of cybersecurity and other information technology risks. The Committee oversees management’s implementation of our cybersecurity risk management program.

The Committee receives briefings from our information security team (“Information Security”) on our cybersecurity risks no less than annually. In addition, management updates the Committee in addition to the full Board, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential.

Information Security is responsible for leading enterprise-wide cybersecurity strategy, policy, standards, architecture, and processes. Information Security reports to the Chief Administrative and Legal Officer, who, together with other members of our management team, including the Chief Financial Officer and President, is responsible for assessing and managing our material risks from cybersecurity threats based on regular reports from Information Security and information technology (“IT”) teams. Management receives periodic reporting on the status of projects to strengthen the security of our IT systems and efforts regarding the prevention, detection, mitigation, and remediation of cybersecurity events. Reports may include briefings that have been informed by internal security personnel, threat intelligence and other information obtained from governmental, public, or private sources in addition to alerts and reports produced by security tools deployed in the IT environment.

Information Security has significant experience in incident response, forensics, vulnerability management, network security administration, fraud prevention, and other governance, risk, and compliance areas. Information Security maintains subject matter expert level knowledge in cybersecurity frameworks and governance organizations such as NIST, ISO 27001, and PCI-DSS, along with industry certifications commensurate with their roles.

ITEM 2. PROPERTIES

We typically lease the real properties where we have operations. Our real property leases generally provide for fixed monthly rentals with annual escalation clauses. The table below sets forth certain information concerning our offices and distribution centers as of December 31, 2024, and the lease expiration dates include all stated option periods.

	Square Feet	Acres	Lease Expiration(1)	Owned
Office Facilities:
Lincolnshire, Illinois (Corporate headquarters and RV and Outdoor Retail headquarters)	42,845			X
Englewood, Colorado (Good Sam Services and Plans operations, customer contact and service center and information system functions)	59,704		2054
Bowling Green, Kentucky (RV and Outdoor Retail administrative and information systems functions)	33,947		2054
Oxnard, California (Good Sam Services and Plans publishing and administrative)(2)	10,254		2025
Lakeville, Minnesota (RV and Outdoor Retail administrative and information systems functions)	11,961		2047
Chicago, Illinois (Administrative and information systems functions)	15,976		2039
Retail Distribution Centers:
Lebec, CA (RV and Outdoor Retail)	389,160	32.9	2026
Lebanon, Indiana (RV and Outdoor Retail)	707,952	32.3	2040

(1)	Assumes exercise of applicable lease renewal options.
(2)	The Company will relocate this office in March 2025 to a new lease in Oxnard, California of approximately 5,000 square feet and a lease expiration(1) of 2028.

As of December 31, 2024, we had 206 store locations in 43 states of which we lease 165 locations. These locations generally range in size from approximately 20,000 to 80,000 square feet and are typically situated on approximately 8 to 50 acres. The leases for our store locations typically have terms of 10 years, with multiple renewal terms of five years each. These leases are typically “triple net leases” that require us to pay real estate taxes, insurance and maintenance costs.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

Information About Our Executive Officers and Directors

The following table provides information regarding the Company’s executive officers and directors (ages are as of February 28, 2025):

Name		Age		Position(s)
Marcus A. Lemonis		51		Chairman and Chief Executive Officer
Matthew D. Wagner		39		President and Chief Operating Officer
Thomas E. Kirn		38		Chief Financial and Accounting Officer
Lindsey J. Christen		44		Chief Administrative and Legal Officer and Secretary
Andris A. Baltins		79		Director
Brian P. Cassidy		51		Director
Mary J. George		74		Director
Kathleen S. Lane		67		Director
Michael W. Malone		66		Director
Brent L. Moody		63		Director
K. Dillon Schickli		71		Director

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

Matthew D. Wagner has served as Camping World Holdings, Inc.’s President since July 2024. Mr. Wagner previously served as Chief Operating Officer from January 2023 to June 2024, Executive Vice President from August 2019 to December 2022, Senior Vice President, Sales, Marketing, and Corporate Development, from December 2018 to August 2019, and the Vice President of Inventory Operations for FreedomRoads, LLC from May 2016 to December 2018. Mr. Wagner joined the Company in 2007 as an inventory analyst. Mr. Wagner received a B.S. degree in Finance and Operations and Supply Chain from Marquette University.

Thomas E. Kirn has served as the Company’s Chief Financial Officer since July 2024 and has served as the Company’s Chief Accounting Officer since September 2020. Mr. Kirn joined the Company in September 2019 as the Chief Financial Officer for FreedomRoads, LLC (“FreedomRoads”), an indirect subsidiary of the Company. Prior to joining FreedomRoads, Mr. Kirn held various roles at Ernst & Young, LLP from 2009 to 2019. Mr. Kirn holds a B.A. in Accounting and a B.A. in Hispanic Studies from Illinois Wesleyan University.

Lindsey J. Christen has served as Chief Administrative and Legal Officer of Camping World Holdings, Inc. and CWGS, LLC and its subsidiaries since July 2023. Ms. Christen previously served as Executive Vice President of CWGS LLC and its subsidiaries from February 2022 until July 2023 and General Counsel and Secretary of Camping World Holdings, Inc. and CWGS, LLC and its subsidiaries since June 2020. Ms. Christen previously served as Senior Vice President of CWGS, LLC and its subsidiaries from June 2020 to February 2022, as Assistant General Counsel of Good Sam Enterprises, LLC, Camping World, Inc. and FreedomRoads, LLC from 2011 until June 2020 and Corporate Counsel of Camping World, Inc. and FreedomRoads, LLC from 2008 to 2011. Ms. Christen received a J.D. from Brooklyn Law School in 2007 and a B.A. from Villanova University.

Andris A. Baltins has served on the Board of Directors of Camping World Holdings, Inc. since March 2016, on the Board of Directors of CWGS, LLC since February 2011 and on the Board of Directors of Good Sam Enterprises, LLC since February 2006. He has been a member of the law firm of Kaplan, Strangis and Kaplan, P.A. since 1979. Mr. Baltins serves as a director of various private and nonprofit corporations. Mr. Baltins previously served as a director of Polaris Industries, Inc. from 1995 until 2011. Mr. Baltins received a J.D. from the University of Minnesota Law School and a B.A. from Yale University. Mr. Baltins’ over 40-year legal career as an advisor to numerous public and private companies and his experience in the areas of complex business transactions, mergers and acquisitions and corporate law make him well qualified to serve on our Board of Directors.

Brian P. Cassidy has served on the Board of Directors of Camping World Holdings, Inc. since March 2016 and on the Board of Directors of CWGS, LLC since March 2011. Mr. Cassidy is the president and a partner at Crestview, which he joined in 2004, and currently serves as head of Crestview’s media and communications strategy. Mr. Cassidy currently serves as a director of WideOpenWest, Inc., since December 2015, and Pursuit Attractions and Hospitality Inc. (formerly Viad Corp), since August 2020, and currently serves as a director of various private companies, including Saber Interactive since September 2024, Journey Beyond since July 2024, Hornblower Holdings since April 2018, Congruex LLC since November 2017, FC3 since November 2020 and Digicomm since August 2020. Mr. Cassidy previously served as a director of Cumulus Media, Inc., a public company, from May 2014 until March 2017, served as a director of various private companies, including Industrial Media from October 2016 to February 2022, ICM Partners from December 2019 to June 2022, NEP Group, Inc. from December 2012 to October 2018, Interoute Communications Holdings from April 2015 until May 2018, OneLink Communications from May 2007 until November 2012 and ValueOptions, Inc. from December 2007 until December 2014, and served as chairman of TenCate Grass from September 2021 to February 2024. He was also involved with Crestview’s investments in Charter Communications, Inc. and Insight Communications, Inc. Prior to joining Crestview, Mr. Cassidy worked in private equity at Boston Ventures, where he invested in companies in the media and communications, entertainment and business services industries. Previously, he worked as the acting chief financial officer of one of Boston Ventures’ portfolio companies. Prior to that time, Mr. Cassidy was an investment banking analyst at Alex. Brown & Sons, where he completed a range of financing and mergers and acquisitions assignments for companies in the consumer and business services sectors. Mr. Cassidy received an M.B.A. from the Stanford Graduate School of Business and an A.B. in Physics from Harvard College. Mr. Cassidy’s private equity investment and company oversight experience and background with respect to acquisitions, debt financings and equity financings make him well qualified to serve on our Board of Directors.

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

Kathleen S. Lane has served on the Board of Directors of Camping World Holdings, Inc. since March 2024. Ms. Lane served as the Chief Information Officer at TJX Companies, a multinational off-price department store corporation, from 2008 to 2013. She also served as Chief Information Officer at National Grid, a multi-national electricity and gas provider for commercial and residential applications from 2006 to 2008. She has also had a breadth of experience within the consumer products industry, having started her career at The Proctor & Gamble Company. Ms. Lane then served as Chief Information Officer at Gillette and as director, technology services of Pepsi Cola International. She has served on the Board of Directors of Hanover Insurance Group, Inc., an insurance company, since September 2018. Ms. Lane previously served as a director of Bob Evans Farms, Inc., a publicly traded operator of over 500 restaurants and a producer and distributer of food products, from 2014 to 2018, Armstrong Flooring, Inc., a formerly publicly traded leading global producer of flooring products, from 2016 to 2023, and EarthLink Holdings, LLC, a managed network, security and cloud services provider, from 2013 to 2017. Ms. Lane’s experience in retail industries and as a Chief Information Officer provides our Board of Directors with valuable expertise in key focus areas and makes Ms. Lane well qualified to serve on our Board of Directors.

Michael W. Malone has served on the Board of Directors of Camping World Holdings, Inc. since May 2019. Mr. Malone was Vice President, Finance and Chief Financial Officer of Polaris Industries Inc. ("Polaris"), a manufacturer of power sports vehicles, from January 1997 to July 2015 and retired from Polaris in March 2016. From January 1997 to January 2010, Mr. Malone also served as Corporate Secretary. Mr. Malone was Vice President and Treasurer of Polaris from December 1994 to January 1997 and was Chief Financial Officer and Treasurer of a predecessor company of Polaris from January 1993 to December 1994. Mr. Malone joined Polaris in 1984 after four years with Arthur Andersen LLP. Mr. Malone has served on the board and on the Audit (chair), Finance and Nominating and Governance Committees of Armstrong Flooring, Inc., a formerly publicly traded leading global producer of flooring products, since October 2016 as well as the boards of various nonprofit organizations. Mr. Malone has served on the board of Don Stevens, LLC, a private company, since May 2021. Mr. Malone previously served on the board of Stevens Equipment Supply LLC, a private company, from May 2011 until October 2020. Mr. Malone received a B.A. in accounting and business administration from St. John's University (Collegeville, Minnesota). Mr. Malone's experiences as the former Chief Financial Officer of a public company, his public company board experience, and his in-depth knowledge of the outdoor lifestyle industry make him well qualified to serve on our Board of Directors.

Brent L. Moody served as a Senior Advisor to Camping World Holdings, Inc. from July 1, 2024 through December 31, 2024, as President of Camping World Holdings, Inc. and President of CWGS Enterprises, LLC from September 2018 to June 30, 2024, and on the Board of Directors of Camping World Holdings, Inc. since May 2018. Mr. Moody previously served as Camping World Holdings, Inc.’s Chief Operating and Legal Officer from March 2016 to September 2018, as the Chief Operating and Legal Officer of CWGS, LLC and its subsidiaries since January 2016, as the Executive Vice President and Chief Administrative and Legal Officer of CWGS, LLC from February 2011 to December 31, 2015, as the Executive Vice President and Chief Administrative and Legal Officer of Good Sam Enterprises, LLC from January 2011 to December 2015, as the Executive Vice President and Chief Administrative and Legal Officer of FreedomRoads, LLC and Camping World, Inc. from 2010 until December 2015, as Executive Vice President/General Counsel and Business Development of Camping World, Inc. and FreedomRoads, LLC from 2006 to 2010, as Senior Vice President/General Counsel and Business Development of Camping World, Inc. and Good Sam Enterprises, LLC from 2004 to 2006 and as Vice President and General Counsel of Camping World, Inc. from 2002 to 2004. From 1998 to 2002, Mr. Moody was a shareholder of the law firm of Greenberg Traurig, P.A. From 1996 to 1998, Mr. Moody served as vice president and assistant general counsel for Blockbuster, Inc. Mr. Moody received a J.D. from Nova Southeastern University, Shepard Broad Law Center and a B.S. from Western Kentucky University. Mr. Moody’s extensive legal experience, his experience in various areas of complex business transactions and mergers and acquisitions, and his extensive knowledge of the Company’s operations make him well qualified to serve on our Board of Directors.

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

Holders of Record

As of February 7, 2025, there were 10 and 44,813 stockholders of record and beneficial holders, respectively, of our Class A common stock. As of February 7, 2025, there were two and one stockholders of record of our Class B common stock and Class C common stock, respectively.

Dividend Policy

Since 2023, we have made a regular quarterly cash dividend of $0.125 per share of Class A common stock and intend to continue to do so, subject to the discretion of our Board of Directors and the other factors described below. CWGS, LLC is required to make cash distributions in accordance with the CWGS LLC Agreement in an amount sufficient for us to pay any expenses incurred by us in connection with the regular quarterly cash dividend, along with any of our other operating expenses and other obligations. Holders of our Class B common stock and Class C common stock are not entitled to participate in any dividends declared by our Board of Directors. We believe that our cash and cash equivalents and cash provided by operating activities will be sufficient for CWGS, LLC to make this regular quarterly cash distribution for at least the next twelve months.

In addition, the CWGS LLC Agreement requires pro rata tax distributions to be made by CWGS, LLC to its members, including us. In general, tax distributions are made on a quarterly basis, to each member of CWGS, LLC, including us, based on such member's allocable share of the taxable income of CWGS, LLC (which, in our case, will be determined without regard to any Basis Adjustments described in our Tax Receivable Agreement) and an assumed tax rate based on the highest combined federal, state, and local tax rate that may potentially apply to any one of CWGS, LLC's members (46.70% in 2024, 2023 and 2022), regardless of the actual final tax liability of any such member. Typically, based on the current applicable effective tax rates, we expect that (i) the assumed tax rate that will be used for purposes of determining tax distributions from CWGS, LLC will exceed our actual combined federal, state and local tax rate (assuming no changes in corporate tax rates) and (ii) the annual amount of tax distributions paid to us will exceed the sum of (A) our actual annual tax liability and (B) the annual amount payable by us under the Tax Receivable Agreement (assuming no early termination of the Tax Receivable Agreement) (such excess in clauses (A) and (B), collectively referred to herein as the "Excess Tax Distribution").

Our ability to pay cash dividends on our Class A common stock depends on, among other things, our results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, restrictions in our debt agreements and in any preferred stock, restrictions under applicable law, any Excess Tax Distributions, the extent to which such distributions would render CWGS, LLC insolvent, our business prospects and other factors that our Board of Directors may deem relevant. Additionally, our ability to distribute any Excess Tax Distribution will also be contingent on no early termination or amendment of the Tax Receivable Agreement, as well as the amount of tax distributions actually paid to us, which will be affected by the LLC Conversion, and our actual tax liability. Furthermore, because we are a holding company, our ability to pay cash dividends on our Class A common stock depends on our receipt of cash distributions from CWGS, LLC and, through CWGS, LLC, cash distributions and dividends from its operating subsidiaries, which may further restrict our ability to pay dividends as a result of the laws of their jurisdiction of organization, agreements of our subsidiaries or covenants under any existing and future outstanding indebtedness we or our subsidiaries incur. In particular, our ability to pay any cash dividends on our Class A common stock is limited by restrictions on the ability of CWGS, LLC and our other subsidiaries and us to pay dividends or make distributions to us under the terms of our Senior Secured Credit Facilities and Floor Plan Facility. We do not currently believe that the restrictions contained in our existing indebtedness will impair the ability of CWGS, LLC to make the distributions or pay the dividends as described above. Our dividend policy has certain risks and limitations, particularly with respect to liquidity, and we may not pay future dividends according to our policy, or at all. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" and "Risk Factors—Risks Relating to Ownership of Our Class A Common Stock—Our ability to pay regular and special dividends on our Class A common stock is subject to the discretion of our Board of Directors and may be limited by our structure and statutory restrictions” in this Form 10-K.

Issuer Purchases of Equity Securities

The following table presents information related to our repurchases of Class A common stock for the periods indicated:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs(1)
October 1, 2024 to October 31, 2024	—	$—	—	$120,166,000
November 1, 2024 to November 30, 2024	—	—	—	120,166,000
December 1, 2024 to December 31, 2024	—	—	—	120,166,000
Total	—	$—	—	$120,166,000
(1)	On October 30, 2020, our Board of Directors authorized a stock repurchase program for the repurchase of up to $100.0 million of the Company’s Class A common stock, expiring on October 31, 2022. In August 2021 and January 2022, our Board of Directors authorized increases to the stock repurchase program for the repurchase of up to an additional $125.0 million and $152.7 million of the Company’s Class A common stock, respectively. Following these extensions, the stock repurchase program now expires on December 31, 2025. This program does not obligate the Company to acquire any particular amount of Class A common stock and the program may be extended, modified, suspended or discontinued at any time at the board’s discretion.

The table above excludes shares net settled by the Company in connection with tax withholdings associated with the vesting of restricted stock units as these shares were not issued and outstanding.

Stock Performance Graph

The following graph and table illustrate the total return for the five years ended December 31, 2024 for (i) our Class A common stock, (ii) the Standard and Poor’s (“S&P”) 500 Index, and (iii) the S&P 500 Consumer Discretionary Distribution & Retail Index. The comparisons reflected in the graph and table are not intended to forecast the future performance of our stock and may not be indicative of future performance. The graph and table assume that $100 was invested on December 31, 2019 in each of our Class A common stock, the S&P 500 Index, and S&P 500 Consumer Discretionary Distribution & Retail Index and that any dividends were reinvested.

COMPARISON OF CUMULATIVE TOTAL RETURN
$350
$300
$250
$200
$150
$100
$50
$0
December 31, 2019
December 31, 2020
December 31, 2021
December 31, 2022
December 31, 2023
December 31, 2024
Camping World Holdings, Inc.
S&P 500 Index - Total Return
S&P 500 Consumer Discretionary Distribution & Retail Index

	As of December 31,
	2019	2020	2021	2022	2023	2024
Camping World Holdings, Inc. Class A common stock	$100.00	$189.50	$305.10	$184.58	$230.89	$189.48
S&P 500 Index	$100.00	$118.40	$152.39	$124.79	$157.59	$197.02
S&P 500 Consumer Discretionary Distribution & Retail Index	$100.00	$146.42	$174.69	$114.80	$163.48	$217.64

Source: Zacks Investment Research, Inc. Used with permission. All rights reserved Copyright 1980-2025.

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

For purposes of this Form 10-K, we define an "Active Customer" as a customer who has transacted with us in any of the eight most recently completed fiscal quarters prior to the date of measurement. Unless otherwise indicated, the date of measurement is December 31, 2024, our most recently completed fiscal quarter.

Overview

Camping World Holdings, Inc. (together with its subsidiaries) is the world’s largest retailer of recreational RVs and related products and services. Through our Camping World and Good Sam brands, our vision is to build a business that makes RVing and other outdoor adventures fun and easy. We strive to build long-term value for our customers, employees, and stockholders by combining a unique and comprehensive assortment of RV products and services with a national network of RV dealerships, service centers and customer support centers along with the industry’s most extensive online presence and a highly-trained and knowledgeable team of associates serving our customers, the RV lifestyle, and the communities in which we operate. We also believe that our Good Sam organization and family of highly-specialized services and plans, including roadside assistance, protection plans and insurance, uniquely enables us to connect with our customers as stewards of an outdoor and recreational lifestyle. On December 31, 2024, we operated a total of 206 store locations, with all of them selling and/or servicing RVs. See Note 1 ─ Summary of Significant Accounting Policies ─ Description of the Business to our consolidated financial statements included in Part II, Item 8 of this Form 10-K.

A summary of the changes in quantities and types of retail stores and changes in same stores from December 31, 2023 to December 31, 2024, are in the table below:

	RV	RV Service &		Same
	Dealerships	Retail Centers	Total	Store(1)
Number of store locations as of December 31, 2023	198	4	202	166
Opened	17	—	17	—
Closed	(11)	(2)	(13)	(7)
Achieved designation of same store (1)	—	—	—	16
Number of store locations as of December 31, 2024	204	2	206	175

(1)	Our same store revenue and unit sales calculations for a given period include only those stores that were open both at the end of the corresponding period and at the beginning of the preceding fiscal year. See “Results of Operations” below for same store revenue and unit sales.

During the first quarter of 2025, we expect to open twelve RV dealerships, convert one RV service and retail center into an RV dealership, and close two RV dealerships.

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

The following table presents percentages of total revenue and total Segment Adjusted EBITDA for our two reportable segments:

	Year Ended December 31,
	2024	2023	2022
As percentage of total revenue:
Good Sam Services and Plans	3.2%	3.1%	2.8%
RV and Outdoor Retail	96.8%	96.9%	97.2%
As percentage of total Segment Adjusted EBITDA:
Good Sam Services and Plans	49.0%	37.1%	14.2%
RV and Outdoor Retail	51.0%	62.9%	85.8%

Strategic Review

On January 17, 2024, we announced that we were reviewing potential strategic alternatives for our Good Sam business. In conducting that review, we came to the decision that the greatest value to the Company can be achieved through retaining the Good Sam business. We have deepened our appreciation for the non-cyclical nature of the business and recognize the large growth potential of the business over multiple vectors in the outdoor and recreational space. Going forward, we expect that Good Sam will continue to benefit from its relationship with the Camping World brand and store footprint but will be empowered to operate independently to drive growth.

Key Performance Indicators

We evaluate the results of our overall business based on a variety of factors, including the number of Active Customers and Good Sam members, revenue and same store revenue, vehicle units, and same store vehicle units, gross profit and gross profit per vehicle sold, gross margin, finance and insurance per vehicle (“PV”), vehicle inventory turnover, Adjusted EBITDA and Adjusted EBITDA margin, and selling, general and administrative expenses (“SG&A”) excluding stock-based compensation (“SBC”).

Same store revenue.  Same store revenue measures the performance of a store location during the current reporting period against the performance of the same store location in the corresponding period of the previous year. Our same store revenue calculations for a given period include only those stores that were open both at the end of the corresponding period and at the beginning of the preceding fiscal year. As of December 31, 2024 and 2023, we had a base of 175 and 166 same stores, respectively. For the years ended December 31, 2024 and 2023, our aggregate same store revenue was $5.2 billion and $5.5 billion, respectively. With same store revenue driven by the number of transactions and the average transaction price, changes in our mix of new vehicle sales has in the past negatively impacted, and in the future is likely to negatively impact, our new vehicle same store revenue. Over the past several years, we have seen a shift in our overall mix of new RV sales towards travel trailer vehicles, which tend to carry lower average selling prices than other classes of new RV vehicles. From 2015 to 2024, total new vehicle travel trailer units have increased from 62% to 78% of total new vehicle unit sales. From 2015 to 2024 our average selling price of a new vehicle unit increased 1% from $39,853 to $40,089, as inflation over that period was partially offset by the higher mix of lower priced travel trailers.

Gross Profit and Gross Margins.  Gross profit is our total revenue less our total costs applicable to revenue. Our total costs applicable to revenue primarily consists of the cost of goods and cost of sales, exclusive of depreciation and amortization. Gross margin is gross profit as a percentage of revenue.

Our gross profit is variable in nature and generally follows changes in our revenue. Sales of new vehicles generally result in a lower gross margin than other areas of our business, including used vehicles, repair service and installation work, RV equipment and accessories, outdoor equipment and accessories and finance and insurance products. While gross margins for our RV and Outdoor Retail segment are lower than gross margins for our Good Sam Services and Plans, this segment generates significant gross profit and is our primary means of acquiring new customers, to whom we then cross sell our higher margin products and services with recurring revenue. We believe the overall growth of our RV and Outdoor Retail segment will allow us to continue to drive growth in gross profit due to our ability to cross sell our Good Sam Services and Plans to our Active Customer base.

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

SG&A Excluding SBC as a Percentage of Gross Profit.  SG&A Excluding SBC is a significant component of our Adjusted EBITDA and Adjusted EBITDA Margin. SBC is excluded from the determination of Adjusted EBITDA and Adjusted EBITDA Margin. Our ability to control costs within SG&A Excluding SBC and the extent to which these expenses are variable with gross profit are a significant focus of our management and we believe they are a focus of analysts, investors, and other interested parties to evaluate companies in our industry.

For a definition of SG&A Excluding SBC, a reconciliation of SG&A Excluding SBC to SG&A, and a further discussion of how we utilize this non-GAAP financial measure and its limitations, see “Non-GAAP Financial Measures” below.

Industry Trends

According to the RV Industry Association’s survey of manufacturers, which almost entirely focuses on North America, wholesale shipments of new RVs for 2024 were 333,733 units, 6.6% greater than in 2023. This positive trend is highlighted by a 7.6% rise in December 2024 shipments with 23,153 units shipped compared to 21,522 units shipped in the same period in 2023.

The per unit cost of new vehicles in fiscal year 2023 was significantly higher than we experienced prior to the COVID-19 pandemic, due to the RV manufacturers’ supply constraints during the pandemic, strong demand for new vehicles during the pandemic, higher inflation, and higher interest rates. These higher costs were partially mitigated by the higher average selling prices on new vehicles initially, but we experienced a decrease in new vehicle gross margins during the year ended December 31, 2023, as a result of these higher costs. We experienced a 4.3% decrease in the average sale price of new vehicles during fiscal year 2023 compared to 2022, driven by more price sensitive customers in a higher interest rate environment.

Since certain of our RV manufacturers had indicated that they expected new towable vehicle average manufacturer selling prices to decline by up to 10% for 2024 model year vehicles, we focused on clearing out a significant portion of our pre-2024 model year new vehicles primarily during the fourth quarter of 2023 and early 2024 to improve the mix of our new vehicle inventory toward the lower cost 2024 model year vehicles. These new vehicle cost decreases further decreased average selling prices of new vehicles in 2024. For the year ended December 31, 2024, overall new vehicle gross margins decreased 112 basis points to 14.4%, as our average selling price per vehicle decreased 8.6% while our average cost per vehicle decreased 7.4%.

Additionally, these new vehicle price pressures have resulted, and may continue to result, in a decline in residual values of used vehicles, which led us to discount used vehicle pricing in order to maintain used vehicles as a lower cost alternative to new vehicles, which has negatively impacted used vehicle gross margins. We also experienced lower used vehicle inventory levels in 2024 as we slowed procurement to allow RV owner pricing expectations to adjust as a result of 2024 model year pricing declines. During the fourth quarter of 2024, we took steps to reverse the trend of decreasing used vehicle revenue and unit sales, which resulted in an 8.2% increase in used vehicle revenue and 11.4% increase in used vehicle unit sales in the fourth quarter of 2024.

We are closely monitoring U.S. trade policy developments with countries from which we source product and equipment, such as China, Mexico, and Canada. There is uncertainty as to the extent and duration of additional tariffs that have or may be imposed on imports from these countries. We have made adjustments to our procurement practices to partially mitigate certain of the potential negative effects that additional tariffs may impose on the sourcing of our inventory and equipment. Additionally, many of our U.S.-based suppliers source some of their components from these countries, which could result in higher procurement costs from U.S.-based suppliers. In 2024, our costs applicable to revenue included the costs of directly sourced inventory from China, Mexico, and Canada of approximately $27.0 million, $10.0 million and $2.0 million, respectively.

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

Inflation

As noted in “Industry Trends” above, we have experienced, and continue to experience, reduced cost and average selling prices with respect to new vehicles and, as a byproduct of the new vehicle pricing decrease, used vehicles. New and used vehicles regularly represent a majority of our costs. However, inflationary factors, such as increases to our product cost, overhead costs, or tariffs on imported product or components used by RV manufacturers, have in the past adversely affected and may in the future adversely affect our operating results if the selling prices of our products and services do not increase proportionately with those increased costs or if demand for our products and services declines as a result of price increases to address inflationary costs. We finance substantially all of our new vehicle inventory and certain of our used vehicle inventory through revolving floor plan arrangements. Inflationary increases in the costs of new and/or used vehicles financed through the revolving floor plan arrangement result in an increase in the outstanding principal balance of the revolving floor plan arrangement. Additionally, our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are generally subject to inflationary increases. Further, the cost of remodeling acquired RV dealership locations and constructing new RV dealership locations is subject to inflationary increases in the costs of labor and material, which results in higher rent expense on new RV dealership locations. Finally, our credit agreements include interest rates that vary based on various benchmarks. Such rates have historically increased during periods of increasing inflation.

Restructuring

In 2019, we made a strategic decision to refocus our business around our core RV competencies (the “2019 Strategic Shift”), which was substantially complete by December 31, 2021. On March 1, 2023, our management determined to implement plans (the “Active Sports Restructuring”), which were substantially complete by December 31, 2023. For the 2019 Strategic Shift the remaining potential ongoing charges related to lease termination costs and other associated costs relating to the leases of certain previously closed locations and facilities. The timing of sublease and/or termination negotiations will vary as both are contingent on landlord approvals. We expect that the ongoing lease-related costs relating to the 2019 Strategic Shift, net of associated sublease income, will be less than $3.5 million per year. During the year ended December 31, 2024, the Company terminated the final significant lease under the Active Sports Restructuring that included a $1.5 million lease termination fee that was paid in October 2024. The Company does not expect any further costs under the Active Sports Restructuring beyond insignificant lease costs of less than $0.2 million per year. See Note 5 — Restructuring and Long-Lived Asset Impairment to our consolidated financial statements included in Part II, Item 8 of this Form 10-K.

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

More specifically, CWH is organized as a C-Corp and, as of December 31, 2024, is a 61.0% owner of CWGS, LLC. CWGS, LLC is organized as a limited liability company and treated as a partnership for U.S. federal and most applicable state and local income tax purposes and, as such is generally not subject to any U.S. federal entity-level income taxes (“Pass-Through”), with the exception of Americas Road and Travel Club, Inc. and FreedomRoads RV, Inc., and their wholly-owned subsidiaries, which are active C-Corps embedded within the CWGS, LLC structure. As discussed below, prior to 2023, Camping World, Inc. (“CW”) and its wholly-owned subsidiaries were also C-Corps embedded within the CWGS, LLC structure.

By January 2, 2023, the “LLC Conversion” (see Note 12 — Income Taxes to our consolidated financial statements included in Part II, Item 8 of this Form 10-K) was completed. Beginning with the year ended December 31, 2024, the LLC Conversion has allowed and we expect will continue to allow certain losses that previously would have been confined within the C-Corp portion of CWGS, LLC to instead offset a portion of income generated by the Pass-Through portion of CWGS, LLC, which reduces the amount of income tax expense recorded by CWH. The LLC Conversion has and we expect will continue to reduce the amount of tax distributions required to be paid by CWGS, LLC to CWH and the non-controlling interest holders under the CWGS LLC Agreement beginning with the year ended December 31, 2023.

CWH receives an allocation of its share of the net income of CWGS, LLC based on CWH’s weighted-average ownership of CWGS, LLC for the period. CWH recognizes income tax expense on its pre-tax income including its portion of this income allocation from CWGS, LLC primarily relating to Pass-Through entities. The income tax relating to the net income of CWGS, LLC allocated to CWH that relates to separately taxed C-Corp entities is recorded within the consolidated results of CWGS, LLC. No income tax expense is recognized by the Company for the portion of net income of CWGS, LLC allocated to non-controlling interests other than income tax expense recorded by CWGS, LLC. Rather, tax distributions are paid to the non-controlling interest holders, which are recorded as distributions to holders of LLC common units in the consolidated statements of cash flows. CWH is subject to U.S. federal, state and local income taxes with respect to its allocable share of any taxable income of CWGS, LLC and is taxed at the prevailing corporate tax rates. For the years ended December 31, 2024, 2023 and 2022, the Company used blended statutory tax rate assumptions between 25.0% and 25.4%, for income adjustments applicable to CWH when calculating the adjusted net income attributable to Camping World Holdings, Inc. — basic and diluted (see “Non-GAAP Financial Measures” in Part II, Item 7 of this Form 10-K). CWGS, LLC may be liable for various other state and local taxes.

The following table presents the allocation of CWGS, LLC’s C-Corp and Pass-Through net income to CWH, the allocation of CWGS, LLC’s net (loss) income to non-controlling interests, income tax benefit (expense) recognized by CWH, and other items:

	Year Ended December 31,
($ in thousands)	2024	2023	2022
C-Corp portion of CWGS, LLC net income allocated to CWH	$2,876	$3,776	$(37,500)
Pass-Through portion of CWGS, LLC net (loss) income allocated to CWH	(56,318)	17,687	252,771
CWGS, LLC net (loss) income allocated to CWH	(53,442)	21,463	215,271
CWGS, LLC net (loss) income allocated to noncontrolling interests	(40,243)	19,557	214,084
CWGS, LLC net (loss) income	(93,685)	41,020	429,355
Tax Receivable Agreement liability adjustment	—	2,442	114
Income tax benefit (expense) recorded by CWH	13,533	8,064	(92,253)
Other incremental CWH net income	1,272	1,403	616
Net (loss) income	$(78,880)	$52,929	$337,832

The following table presents further information on income tax benefit (expense):

	Year Ended December 31,
($ in thousands)	2024	2023	2022
Income tax benefit (expense) recorded by CWH(1)	$13,533	$8,064	$(92,253)
Income tax expense recorded by CWGS, LLC(2)	(2,156)	(4,537)	(20,030)
Income tax benefit (expense)	$11,377	$3,527	$(112,283)
(1)

During the year ended December 31, 2024, this amount included $11.4 million of income tax benefit related to federal net operating losses and $5.5 million related to state net operating losses. During the year ended December 31, 2023, this amount included $3.1 million of net income tax benefit related to the LLC Conversion and the realization of a portion of outside basis in CWGS, LLC, which previously had a valuation allowance. Additionally, the Company recorded an income tax benefit of $4.1 million related to an entity classification election, which was filed in the third quarter of 2023 with an effective date of January 2, 2023. During the year ended December 31, 2022, this amount included $13.3 million of income tax expense related to the LLC Conversion. This income tax expense was primarily from the write-off of deferred tax assets, which was partially offset by the release of valuation allowance. During the years ended December 31, 2023 and 2022, the Company recorded $15.3 million of income tax benefit and $12.5 million of income tax expense, respectively, related to changes in the valuation allowance on the Company’s outside basis difference deferred tax asset in CWGS, LLC. See Note 1 – Summary of Significant Accounting Policies – Revisions to Prior Period Consolidated Financial Statements and Note 12 – Income Taxes to our consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information.

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

Results of Operations

Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023

The following tables set forth information comparing the components of net income for the years ended December 31, 2024 and 2023.

	Year Ended
	December 31, 2024		December 31, 2023
		Percent of		Percent of	Favorable/ (Unfavorable)
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%
Revenue:
Good Sam Services and Plans	$194,575	3.2%	$193,827	3.1%	$748	0.4%
RV and Outdoor Retail
New vehicles	2,825,640	46.3%	2,576,278	41.4%	249,362	9.7%
Used vehicles	1,613,849	26.5%	1,979,632	31.8%	(365,783)	(18.5%)
Products, service and other	820,111	13.4%	870,038	14.0%	(49,927)	(5.7%)
Finance and insurance, net	599,718	9.8%	562,256	9.0%	37,462	6.7%
Good Sam Club	46,081	0.8%	44,516	0.7%	1,565	3.5%
Subtotal	5,905,399	96.8%	6,032,720	96.9%	(127,321)	(2.1%)
Total revenue	6,099,974	100.0%	6,226,547	100.0%	(126,573)	(2.0%)

Gross profit (exclusive of depreciation and amortization shown separately below):
Good Sam Services and Plans	123,849	2.0%	134,436	2.2%	(10,587)	(7.9%)
RV and Outdoor Retail
New vehicles	407,471	6.7%	400,459	6.4%	7,012	1.8%
Used vehicles	296,697	4.9%	405,394	6.5%	(108,697)	(26.8%)
Products, service and other	356,471	5.8%	336,413	5.4%	20,058	6.0%
Finance and insurance, net	599,718	9.8%	562,256	9.0%	37,462	6.7%
Good Sam Club	41,290	0.7%	39,691	0.6%	1,599	4.0%
Subtotal	1,701,647	27.9%	1,744,213	28.0%	(42,566)	(2.4%)
Total gross profit	1,825,496	29.9%	1,878,649	30.2%	(53,153)	(2.8%)

Operating expenses:
SG&A	1,573,117	25.8%	1,538,988	24.7%	(34,129)	(2.2%)
Depreciation and amortization	81,190	1.3%	68,643	1.1%	(12,547)	(18.3%)
Long-lived asset impairment	15,061	0.2%	9,269	0.1%	(5,792)	(62.5%)
Lease termination	(2,297)	(0.0%)	(103)	(0.0%)	2,194	n/m
Loss (gain) on sale or disposal of assets	9,855	0.2%	(5,222)	(0.1%)	(15,077)	n/m
Total operating expenses	1,676,926	27.5%	1,611,575	25.9%	(65,351)	(4.1%)
Income from operations	148,570	2.4%	267,074	4.3%	(118,504)	(44.4%)
Other expense
Floor plan interest expense	(95,121)	(1.6%)	(83,075)	(1.3%)	(12,046)	(14.5%)
Other interest expense, net	(140,444)	(2.3%)	(135,270)	(2.2%)	(5,174)	(3.8%)
Tax Receivable Agreement liability adjustment	—	0.0%	2,442	0.0%	(2,442)	(100.0%)
Other expense, net	(3,262)	(0.1%)	(1,769)	(0.0%)	(1,493)	(84.4%)
Total other expense	(238,827)	(3.9%)	(217,672)	(3.5%)	(21,155)	(9.7%)
(Loss) income before income taxes	(90,257)	(1.5%)	49,402	0.8%	(139,659)	n/m
Income tax benefit	11,377	0.2%	3,527	0.1%	7,850	222.6%
Net (loss) income	(78,880)	(1.3%)	52,929	0.9%	(131,809)	n/m
Less: net (loss) income attributable to non-controlling interests	40,243	0.7%	(19,557)	(0.3%)	59,800	n/m
Net (loss) income attributable to Camping World Holdings, Inc.	$(38,637)	(0.6%)	$33,372	0.5%	$(72,009)	n/m

n/m- not meaningful

Supplemental Data

	Year Ended December 31,		Increase		Percent
	2024	2023	(decrease)		Change
Unit sales
New vehicles	70,484	58,731	11,753		20.0%
Used vehicles	51,032	56,823	(5,791)		(10.2%)
Total	121,516	115,554	5,962		5.2%

Average selling price
New vehicles	$40,089	$43,866	$(3,777)		(8.6%)
Used vehicles	31,624	34,839	(3,215)		(9.2%)

Same store unit sales(1)
New vehicles	62,915	54,692	8,223		15.0%
Used vehicles	46,063	53,928	(7,865)		(14.6%)
Total	108,978	108,620	358		0.3%

Same store revenue(1) ($ in 000s)
New vehicles	$2,527,743	$2,408,770	$118,973		4.9%
Used vehicles	1,448,546	1,876,020	(427,474)		(22.8%)
Products, service and other	648,245	675,446	(27,201)		(4.0%)
Finance and insurance, net	537,293	530,815	6,478		1.2%
Total	$5,161,827	$5,491,051	$(329,224)		(6.0%)

Average gross profit per unit
New vehicles	$5,781	$6,819	$(1,038)		(15.2%)
Used vehicles	5,814	7,134	(1,320)		(18.5%)
Finance and insurance, net per vehicle unit	4,935	4,866	69		1.4%
Total vehicle front-end yield(2)	10,730	11,840	(1,110)		(9.4%)

Gross margin
Good Sam Services and Plans	63.7%	69.4%	(571)	bps
New vehicles	14.4%	15.5%	(112)	bps
Used vehicles	18.4%	20.5%	(209)	bps
Products, service and other	43.5%	38.7%	480	bps
Finance and insurance, net	100.0%	100.0%	unch
Good Sam Club	89.6%	89.2%	44	bps
Subtotal RV and Outdoor Retail	28.8%	28.9%	(10)	bps
Total gross margin	29.9%	30.2%	(25)	bps

Retail locations
RV dealerships	204	198	6		3.0%
RV service & retail centers	2	4	(2)		(50.0%)
Total	206	202	4		2.0%

RV and Outdoor Retail inventories ($ in 000s)
New vehicles	$1,241,533	$1,378,403	$(136,870)		(9.9%)
Used vehicles	413,546	464,833	(51,287)		(11.0%)
Products, parts, accessories and misc.	166,495	199,261	(32,766)		(16.4%)
Total RV and Outdoor Retail inventories	$1,821,574	$2,042,497	$(220,923)		(10.8%)

Vehicle inventory per location ($ in 000s)
New vehicle inventory per dealer location	$6,086	$6,962	$(876)		(12.6%)
Used vehicle inventory per dealer location	2,027	2,348	(321)		(13.7%)

Vehicle inventory turnover(3)
New vehicle inventory turnover	1.8	1.8	0.0		2.0%
Used vehicle inventory turnover	3.3	2.9	0.4		14.9%

Other data
Active Customers(4)	4,487,313	4,959,723	(472,410)		(9.5%)
Good Sam Club members(5)	1,753,798	2,027,353	(273,555)		(13.5%)
Service bays(6)	2,812	2,757	55		2.0%
Finance and insurance gross profit as a % of total vehicle revenue	13.5%	12.3%	117	bps	n/a
Same store locations	175	n/a	n/a		n/a

unch -unchanged

bps- basis points

n/a- not applicable

(1)	Our same store revenue and units calculations for a given period include only those stores that were open both at the end of the corresponding period and at the beginning of the preceding fiscal year.
(2)	Front end yield is calculated as gross profit from new vehicles, used vehicles and finance and insurance (net), divided by combined new and used vehicle unit sales.
(3)	Inventory turnover calculated as vehicle costs applicable to revenue over the last twelve months divided by the average quarterly ending vehicle inventory over the last twelve months.
(4)	An Active Customer is a customer who has transacted with us in any of the eight most recently completed fiscal quarters prior to the date of measurement.
(5)	Excludes Good Sam Club members under the free basic plan, which was introduced in November 2023 and provides for limited participation in the loyalty point program without access to the remaining member benefits.
(6)	A service bay is a fully-constructed bay dedicated to service, installation, and/or collision offerings.

Revenue and Gross Profit

Good Sam Services and Plans

Good Sam Services and Plans revenue increased slightly as increased contracts in force for our Good Sam Insurance Agency programs and the introduction of our new tire rescue roadside assistance program were partially offset by reduced contracts in force for our traditional roadside assistance programs.

Good Sam Services and Plans gross profit and gross margin decreased primarily due to the nonrecurrence in 2024 of $5.5 million in savings from finalizing contract negotiations to exit an arrangement with a service partner in 2023, incremental roadside assistance claims costs in 2024 and reduced policies in force for our roadside assistance programs, partially offset by increased contracts in force for our Good Sam Insurance Agency programs.

RV and Outdoor Retail

New vehicles

New vehicles revenue increased primarily due to a 20.0% increase in the number of new vehicles sold, partially offset by an 8.6% decrease in the average selling price per new vehicle sold driven primarily by the lower cost of 2024 model year travel trailers and discounting of pre-2024 model year new vehicles. On a same store basis, new vehicles revenue increased 4.9% to $2.5 billion with an increase in the number of new vehicles sold of 15.0%, which was partially offset by an 8.8% decrease in the average selling price per new vehicle sold (see Industry Trends above in Item 7 of Part II of this Form 10-K for further discussion of new vehicle average selling prices and cost).

New vehicles gross profit increased primarily due to the increase in new vehicles sold, partially offset by the lower gross profit per new vehicle. The lower gross profit per new vehicle and 112 basis point decrease in new vehicle gross margin was driven by the 8.6% decrease in average selling price per new vehicle sold, which was mostly offset by a 7.4% decrease in average cost per new vehicle sold resulting primarily from the lower cost 2024 model year travel trailers.

Used vehicles

Used vehicles revenue decreased primarily due to a 10.2% reduction in the number of used vehicles sold and a 9.2% decrease in the average selling price per used vehicle sold. The decrease in used vehicles sold was due in large part to slowed procurement of used vehicles. This reduced availability and decrease in average selling price of used vehicles were largely a byproduct of the lower cost and selling price of 2024 model year new vehicles, which impacted used vehicles as discussed in “Industry Trends” above. On a same store basis, used vehicles revenue decreased 22.8% to $1.4 billion, resulting from a 14.6% decrease in used vehicles sold and a 9.6% decrease in average sales price per used vehicle sold.

Used vehicles gross profit decreased primarily due to the decrease in used vehicles sold and the lower gross profit per used vehicle sold. The lower gross profit per used vehicle and a 209 basis point decrease in used vehicle gross margin was driven by the 9.2% decrease in average selling price per used vehicle sold, partially offset by the 6.8% decrease in average cost per used vehicle sold.

Products, service and other

Products, service and other revenue decreased primarily due to a reduction in sales activity resulting from our Active Sports Restructuring, the divestiture of our RV furniture business, and fewer used vehicles sold leading to a decline in retail product attachment to vehicle sales, as used vehicles experience higher retail product attachment than new vehicles. This revenue decrease was partially offset by increases in RV service revenue. On a same store basis, products, service and other revenue decreased 4.0% to $648.2 million.

Products, service and other gross profit increased primarily due to higher labor billing rates and billable hours. The increase in products, service and other gross margin was primarily due to higher labor billing rates resulting from increased demand and increased technician wages, a higher proportion of billable labor, product discounting associated with restructuring of our Active Sports business in 2023, and margin improvement associated with the sale of our RV furniture business in the second quarter of 2024.

Finance and insurance, net

Finance and insurance revenue and gross profit is recorded net, since the Company is acting as an agent in the transaction, and commission is recognized when a finance and insurance product contract payment has been received or financing has been arranged. Finance and insurance, net revenue increased $37.5 million, which was primarily a result of an increased number of contracts sold from the increased vehicles sold. Finance and insurance, net revenue as a percentage of new and used vehicle revenue was 13.5%, an increase from 12.3%. On a same store basis, finance and insurance, net revenue increased 1.2%.

Good Sam Club

Good Sam Club revenue increased mostly due to an additional $2.8 million of favorable adjustments to our loyalty point liability from changes in our estimates of breakage and point value, an additional $1.7 million of revenue from enhancements to the co-branded credit card program in late 2023 to incorporate our loyalty points program into the credit card rewards, and an increased rate per annual membership, partially offset by a decrease in Good Sam Club enrollment, excluding free basic plan members. The decrease in Good Sam Club members resulted from an increase in the standard membership price and the introduction of the free basic plan in late 2023 that provides for limited participation in the loyalty point program without access to the remaining member benefits.

Operating Expenses and Other

SG&A

SG&A increased primarily due to $29.4 million of additional advertising expenses, and $7.3 million of additional employee compensation costs, consisting of a $9.3 million increase in employee cash compensation expenses partially offset by a $2.0 million decrease in SBC expenses.

Depreciation and amortization

Depreciation and amortization increased primarily from $7.9 million of additional amortization of finance lease assets that included the conversion of six property operating leases to finance leases. The remaining increase was primarily from additional depreciation on property and equipment for new store locations added in 2024 and late 2023.

Long-lived asset impairment

As discussed in Note 5 – Restructuring and Long-Lived Asset Impairment to our consolidated financial statements included in Part II, Item 8 of this Form 10-K, we recognized $15.1 million of long-lived asset impairments in 2024, relating to operating lease assets, leasehold improvements, and buildings and improvements. We recognized $9.3 million of long-lived asset impairments in 2023, of which $6.6 million related to the 2023 Active Sports Restructuring.

Lease Termination

We recognized a $2.3 million gain from lease terminations in 2024, which represented $6.8 million from the derecognition of the operating lease assets and liabilities and other lease costs relating to the terminated leases, partially offset by $4.5 million of cash payments to terminate those leases.

Loss (gain) on sale or disposal of assets

The increased loss on sale or disposal of assets in 2024 was driven primarily by the divestiture of our RV furniture business that resulted in a loss of $7.1 million (see Note 6 – Assets Held for Sale and Business Divestiture to our consolidated financial statements included in Part II, Item 8 of this Form 10-K). Additionally, the gain on sale or disposal of assets in 2023 related primarily to the sale of properties.

Floor plan interest expense

The significant increase in floor plan interest expense was primarily due to increased average floor plan balances and a 60 basis point increase in the average floor plan borrowing rate. The average interest rates for the Floor Plan Facility for the years ended December 31, 2024 and 2023 were 7.63% and 7.03%, respectively.

Other interest expense, net

Other interest expense, net increased primarily due to a higher average principal balance from increased borrowings with higher average interest rates on the Company’s Real Estate Facilities, and a 20 basis point increase in the Term Loan Facility average interest rate (see Note 10 – Long-Term Debt to our consolidated financial statements included in Part II, Item 8 of this Form 10-K). The average interest rate for the Term Loan Facility for the years ended December 31, 2024 and 2023 was 7.80% and 7.60%, respectively. The average interest rate on the M&T Real Estate Facility for years ended December 31, 2024 and 2023 was 7.45% and 7.10%, respectively

Other expense, net

Other expense, net primarily represents loss and impairment on investments in equity securities which included impairment on investments in equity securities of $0.9 million and $1.3 million in 2024 and 2023, respectively.

Tax Receivable Agreement Liability adjustment

The Tax Receivable Agreement Liability adjustment for 2023 consisted of a $2.4 million benefit, related to a remeasurement from changes in blended state income tax rates.

Income tax benefit

Income tax benefit increased primarily due to the reduction in earnings generated from CWGS, LLC for which the Company is subject to U.S. federal and state taxes on its allocable share and changes in deferred tax assets, net of valuation allowance.

Segment Results

The following tables set forth information comparing select components of Segment Adjusted EBITDA for the years ended December 31, 2024 and 2023 (see Note 23 — Segment Information of our consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information on our segments).

	Year Ended December 31,
	2024		2023		Favorable /
		Percent of		Percent of	(Unfavorable)
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%
Good Sam Services and Plans:
Revenue:
External revenue	$194,575	99.5%	$193,827	99.5%	$748	0.4%
Intersegment revenue(1)	1,055	0.5%	1,000	0.5%	55	5.5%
Total revenue before intersegment eliminations	195,630	100.0%	194,827	100.0%	803	0.4%

Segment expenses:
Adjusted costs applicable to revenue(2)	70,557	36.1%	58,765	30.2%	(11,792)	(20.1%)
Intersegment costs applicable to revenue(3)	784	0.4%	909	0.5%	125	13.8%
Adjusted selling, general and administrative(4)	29,774	15.2%	24,273	12.5%	(5,501)	(22.7%)
Segment Adjusted EBITDA	$94,515	48.3%	$110,880	56.9%	$(16,365)	(14.8%)

RV and Outdoor Retail:
Revenue:
External revenue	$5,905,399	99.8%	$6,032,720	99.8%	$(127,321)	(2.1%)
Intersegment revenue(1)	11,358	0.2%	12,154	0.2%	(796)	(6.5%)
Total revenue before intersegment eliminations	5,916,757	100.0%	6,044,874	100.0%	(128,117)	(2.1%)

Segment expenses:
Adjusted costs applicable to revenue(2)	4,203,549	71.0%	4,283,700	70.9%	80,151	1.9%
Intersegment costs applicable to revenue(3)	9,780	0.2%	9,814	0.2%	34	0.3%
Adjusted selling, general and administrative(4)	1,509,557	25.5%	1,479,642	24.5%	(29,915)	(2.0%)
Floor plan interest expense	95,121	1.6%	83,075	1.4%	(12,046)	(14.5%)
Other segment items(5)	188	0.0%	314	0.0%	126	40.1%
Segment Adjusted EBITDA	$98,562	1.7%	$188,329	3.1%	$(89,767)	(47.7%)

n/m – not meaningful

(1)	Intersegment revenue consist of segment revenue that is eliminated in our consolidated statements of operations.
(2)	Adjusted costs applicable to revenue excludes stock-based compensation expense, restructuring costs, and intersegment costs applicable to revenue.
(3)	Intersegment costs applicable to revenue consist of segment costs applicable to revenue that are eliminated in our consolidated statements of operations.
(4)	Adjusted selling, general, and administrative expenses excludes stock-based compensation expense, restructuring costs, and intersegment operating expenses.
(5)	Other segment items include (i) intersegment operating expenses, which are eliminated in our consolidated statements of operations, and (ii) other expense, net excluding loss and/or impairment on investments in equity securities.

Good Sam Services and Plans Segment

See the “Revenue and Gross Profit” section above for a discussion of impacts to revenue for Good Sam Services and Plans. Adjusted costs applicable to revenues increased primarily from the nonrecurrence in 2024 of the $5.5 million in savings from finalizing contract negotiations to exit an arrangement with a service partner in 2023 and incremental roadside assistance claims costs in 2024. Adjusted selling, general and administrative expense increased primarily from $2.6 million of additional employee cash compensation expense. The Good Sam Services and Plans Segment Adjusted EBITDA decrease was driven primarily by the increases to adjusted costs applicable to revenue and adjusted selling, general and administrative expense discussed above. Intersegment revenue and intersegment costs applicable to revenue did not have a significant impact on the decrease in Segment Adjusted EBITDA.

RV and Outdoor Retail Segment

See the “Revenue and Gross Profit” section above for a discussion of impacts to revenue for RV and Outdoor Retail and “Floor plan interest expense” section above for a discussion of the increase in floor plan interest expense. Adjusted costs applicable to revenue decreased from (i) lower total vehicle costs of $14.7 million driven by 5.3% lower cost per total vehicle units, which was partially offset by 5.2% higher total unit sales, and (ii) lower products, service and other costs applicable to revenue from the decrease in revenue, additional costs applicable to revenue in 2023 from the discounting associated with restructuring of our Active Sports business in 2023, and the sale of our RV furniture business in the second quarter of 2024. Adjusted selling, general and administrative expense increased primarily from $28.9 million of additional advertising expenses. The RV and Outdoor Retail Segment Adjusted EBITDA decreased from the reductions in revenue and increases in segment expenses discussed above. Intersegment revenue, intersegment costs applicable to revenue, and intersegment operating expenses did not have a significant impact on the decrease in Segment Adjusted EBITDA.

Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022

The following tables set forth information comparing the components of net income for the years ended December 31, 2023 and 2022.

	Year Ended
	December 31, 2023		December 31, 2022
		Percent of		Percent of	Favorable/ (Unfavorable)
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%
Revenue:
Good Sam Services and Plans	$193,827	3.1%	$192,128	2.8%	$1,699	0.9%
RV and Outdoor Retail:
New vehicles	2,576,278	41.4%	3,228,077	46.3%	(651,799)	(20.2%)
Used vehicles	1,979,632	31.8%	1,877,601	26.9%	102,031	5.4%
Products, service and other	870,038	14.0%	999,214	14.3%	(129,176)	(12.9%)
Finance and insurance, net	562,256	9.0%	623,456	8.9%	(61,200)	(9.8%)
Good Sam Club	44,516	0.7%	46,537	0.7%	(2,021)	(4.3%)
Subtotal	6,032,720	96.9%	6,774,885	97.2%	(742,165)	(11.0%)
Total revenue	6,226,547	100.0%	6,967,013	100.0%	(740,466)	(10.6%)

Gross profit (exclusive of depreciation and amortization shown separately below):
Good Sam Services and Plans	134,436	2.2%	120,162	1.7%	14,274	11.9%
RV and Outdoor Retail:
New vehicles	400,459	6.4%	651,801	9.4%	(251,342)	(38.6%)
Used vehicles	405,394	6.5%	459,548	6.6%	(54,154)	(11.8%)
Products, service and other	336,413	5.4%	368,204	5.3%	(31,791)	(8.6%)
Finance and insurance, net	562,256	9.0%	623,456	8.9%	(61,200)	(9.8%)
Good Sam Club	39,691	0.6%	39,113	0.6%	578	1.5%
Subtotal	1,744,213	28.0%	2,142,122	30.7%	(397,909)	(18.6%)
Total gross profit	1,878,649	30.2%	2,262,284	32.5%	(383,635)	(17.0%)

Operating expenses:
Selling, general and administrative expenses	1,538,988	24.7%	1,606,984	23.1%	67,996	4.2%
Depreciation and amortization	68,643	1.1%	80,304	1.2%	11,661	14.5%
Long-lived asset impairment	9,269	0.1%	4,231	0.1%	(5,038)	(119.1%)
Lease termination	(103)	(0.0%)	1,614	0.0%	1,717	n/m
Loss (gain) on sale or disposal of assets	(5,222)	(0.1%)	622	0.0%	5,844	n/m
Total operating expenses	1,611,575	25.9%	1,693,755	24.3%	82,180	4.9%
Income from operations	267,074	4.3%	568,529	8.2%	(301,455)	(53.0%)
Other expense:
Floor plan interest expense	(83,075)	(1.3%)	(42,031)	(0.6%)	(41,044)	(97.7%)
Other interest expense, net	(135,270)	(2.2%)	(75,745)	(1.1%)	(59,525)	(78.6%)
Tax Receivable Agreement liability adjustment	2,442	0.0%	114	0.0%	2,328	n/m
Other expense, net	(1,769)	(0.0%)	(752)	(0.0%)	(1,017)	(135.2%)
Total other expense	(217,672)	(3.5%)	(118,414)	(1.7%)	(99,258)	(83.8%)
Income before income taxes	49,402	0.8%	450,115	6.5%	(400,713)	(89.0%)
Income tax benefit (expense)	3,527	0.1%	(112,283)	(1.6%)	115,810	n/m
Net income	52,929	0.9%	337,832	4.8%	(284,903)	(84.3%)
Less: net income attributable to non-controlling interests	(19,557)	(0.3%)	(214,084)	(3.1%)	194,527	90.9%
Net income attributable to Camping World Holdings, Inc.	$33,372	0.5%	$123,748	1.8%	$(90,376)	(73.0%)

n/m- not meaningful

Supplemental Data

	Year Ended December 31,		Increase		Percent
	2023	2022	(decrease)		Change
Unit sales
New vehicles	58,731	70,429	(11,698)		(16.6%)
Used vehicles	56,823	51,325	5,498		10.7%
Total	115,554	121,754	(6,200)		(5.1%)

Average selling price
New vehicles	$43,866	$45,834	$(1,969)		(4.3%)
Used vehicles	34,839	36,583	(1,744)		(4.8%)

Same store unit sales(1)
New vehicles	51,858	66,610	(14,752)		(22.1%)
Used vehicles	51,072	48,648	2,424		5.0%
Total	102,930	115,258	(12,328)		(10.7%)

Same store revenue(1) ($ in 000s)
New vehicles	$2,296,811	$3,090,711	$(793,900)		(25.7%)
Used vehicles	1,791,352	1,803,943	(12,591)		(0.7%)
Products, service and other	635,670	691,044	(55,374)		(8.0%)
Finance and insurance, net	504,315	599,435	(95,120)		(15.9%)
Total	$5,228,148	$6,185,133	$(956,985)		(15.5%)

Average gross profit per unit
New vehicles	$6,819	$9,255	$(2,436)		(26.3%)
Used vehicles	7,134	8,954	(1,819)		(20.3%)
Finance and insurance, net per vehicle unit	4,866	5,121	(255)		(5.0%)
Total vehicle front-end yield(2)	11,840	14,248	(2,409)		(16.9%)

Gross margin
Good Sam Services and Plans	69.4%	62.5%	682	bps
New vehicles	15.5%	20.2%	(465)	bps
Used vehicles	20.5%	24.5%	(400)	bps
Products, service and other	38.7%	36.8%	182	bps
Finance and insurance, net	100.0%	100.0%	unch
Good Sam Club	89.2%	84.0%	511	bps
Subtotal RV and Outdoor Retail	28.9%	31.6%	(271)	bps
Total gross margin	30.2%	32.5%	(230)	bps

Retail locations
RV dealerships	198	189	9		4.8%
RV service & retail centers	4	7	(3)		(42.9%)
Subtotal	202	196	6		3.1%
Other retail stores	—	1	(1)		(100.0%)
Total	202	197	5		2.5%

RV and Outdoor Retail inventories ($ in 000s)
New vehicles	$1,378,403	$1,411,016	$(32,613)		(2.3%)
Used vehicles	464,833	464,311	522		0.1%
Products, parts, accessories and misc.	199,261	247,906	(48,645)		(19.6%)
Total RV and Outdoor Retail inventories	$2,042,497	$2,123,233	$(80,736)		(3.8%)

Vehicle inventory per location ($ in 000s)
New vehicle inventory per dealer location	$6,962	$7,466	$(504)		(6.8%)
Used vehicle inventory per dealer location	2,348	2,457	(109)		(4.4%)

Vehicle inventory turnover(3)
New vehicle inventory turnover	1.8	1.9	(0.2)		(8.6%)
Used vehicle inventory turnover	2.9	3.4	(0.5)		(14.1%)

Other data
Active Customers(4)	4,959,723	5,265,939	(306,216)		(5.8%)
Good Sam Club members(5)	2,027,353	2,026,215	1,138		0.1%
Service bays(6)	2,757	2,693	64		2.4%
Finance and insurance gross profit as a % of total vehicle revenue	12.3%	12.2%	13	bps	n/a
Same store locations	166	n/a	n/a		n/a

unch -unchanged

bps- basis points

n/a- not applicable

(1)	Our same store revenue and units calculations for a given period include only those stores that were open both at the end of the corresponding period and at the beginning of the preceding fiscal year.
(2)	Front end yield is calculated as gross profit from new vehicles, used vehicles and finance and insurance (net), divided by combined new and used vehicle unit sales.
(3)	Inventory turnover calculated as vehicle costs applicable to revenue over the last twelve months divided by the average quarterly ending vehicle inventory over the last twelve months.
(4)	An Active Customer is a customer who has transacted with us in any of the eight most recently completed fiscal quarters prior to the date of measurement.
(5)	Excludes Good Sam Club members under the free basic plan, which was introduced in November 2023 and provides for limited participation in the loyalty point program without access to the remaining member benefits.
(6)	A service bay is a fully-constructed bay dedicated to service, installation, and/or collision offerings.

Revenue and Gross Profit

Good Sam Services and Plans

Good Sam Services and Plans revenue increased primarily due to increased contracts in force from the Good Sam Insurance Agency, extended vehicle warranty and roadside assistance programs, partially offset by an enrollment reduction from the Good Sam TravelAssist programs and reduced magazine ad revenue.

Good Sam Services and Plans gross profit and gross margin increased primarily due to a nonrecurring $5.5 million in savings from finalizing contract negotiations to exit an arrangement with a service partner in 2023 and increased contracts in force from the roadside assistance, extended vehicle warranty, and Good Sam Insurance Agency programs, in addition to our efforts to reduce expenses.

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

Equity-based compensation expenses decreased $10.0 million (See Note 21 — Stock-Based Compensation Plans to our consolidated financial statements included in Part II, Item 8 of this Form 10-K) resulting primarily from (i) $2.7 million less expense, compared to 2022, related to the modification of restricted stock units to accelerate and/or continue vesting under employee separation agreements, post-termination consulting arrangements, and/or transition agreements, and (ii) fewer weighted-average restricted stock units outstanding from significantly fewer restricted stock units granted in 2022 and 2023 compared to any of the years from 2017 to 2021.

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

Other interest expense, net

Other interest expense, net increased primarily due to a 329 basis point increase in the Term Loan Facility average interest rate and a higher average principal balance from increased borrowings on the Company’s Real Estate Facilities (see Note 10 – Long-Term Debt to our consolidated financial statements included in Part II, Item 8 of this Form 10-K). The average interest rates for the Term Loan Facility for the years ended December 31, 2023 and 2022 were 7.60% and 4.31%, respectively.

Other expense, net

Other expense, net increased primarily as a result of a $1.3 million impairment of an equity method investment.

Tax Receivable Agreement Liability adjustment

The Tax Receivable Agreement Liability adjustment for 2023 and 2022 consisted of $2.4 million benefit and $0.1 million benefit, respectively, related to a remeasurement from changes in blended state income tax rates.

Income tax benefit (expense)

Income tax expense decreased primarily due to lower income generated from CWGS, LLC for which the Company is subject to U.S. federal and state taxes on its allocable share in 2023 and 2022. Income tax expense decreased from changes in deferred tax assets, net of valuation allowance as a result of the LLC Conversion and certain entity classification elections in 2023. Income tax recorded in 2022 included a $28.4 million decrease in deferred tax assets, net of release of valuation allowance, as a result of the LLC Conversion recorded in 2022. Additionally, during the years ended December 31, 2023 and 2022, the Company recorded $15.3 million of income tax benefit and $12.5 million of income tax expense, respectively, related to changes in the valuation allowance on the Company’s outside basis difference deferred tax asset in CWGS, LLC.

Segment Results

The following tables set forth information comparing select components of Segment Adjusted EBITDA for the years ended December 31, 2023 and 2022 (see Note 23 — Segment Information of our consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information on our segments).

	Fiscal Year Ended
	December 31, 2023		December 31, 2022		Favorable/
		Percent of		Percent of	(Unfavorable)
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%
Good Sam Services and Plans:
Revenue:
External revenue	$193,827	99.5%	$192,128	99.7%	$1,699	0.9%
Intersegment revenue(1)	1,000	0.5%	494	0.3%	506	102.4%
Total revenue before intersegment eliminations	194,827	100.0%	192,622	100.0%	2,205	1.1%

Segment expenses:
Adjusted costs applicable to revenue(2)	58,765	30.2%	71,518	37.1%	12,753	17.8%
Intersegment costs applicable to revenue(3)	909	0.5%	244	0.1%	(665)	(272.5%)
Adjusted selling, general and administrative(4)	24,273	12.5%	25,856	13.4%	1,583	6.1%
Segment Adjusted EBITDA	$110,880	56.9%	$95,004	49.3%	$15,876	16.7%

RV and Outdoor Retail:
Revenue:
External revenue	$6,032,720	99.8%	$6,774,885	99.6%	$(742,165)	(11.0%)
Intersegment revenue(1)	12,154	0.2%	28,393	0.4%	(16,239)	(57.2%)
Total revenue before intersegment eliminations	6,044,874	100.0%	6,803,278	100.0%	(758,404)	(11.1%)

Segment expenses:
Adjusted costs applicable to revenue(2)	4,283,700	70.9%	4,632,523	68.1%	348,823	7.5%
Intersegment costs applicable to revenue(3)	9,814	0.2%	24,174	0.4%	14,360	59.4%
Adjusted selling, general and administrative(4)	1,479,642	24.5%	1,529,087	22.5%	49,445	3.2%
Floor plan interest expense	83,075	1.4%	42,031	0.6%	(41,044)	(97.7%)
Other segment items(5)	314	0.0%	1,502	0.0%	1,188	79.1%
Segment Adjusted EBITDA	$188,329	3.1%	$573,961	8.4%	$(385,632)	(67.2%)

n/m – not meaningful

(3)	Intersegment revenue consist of segment revenue that is eliminated in our consolidated statements of operations.
(4)	Adjusted costs applicable to revenue excludes stock-based compensation expense, restructuring costs, and intersegment costs applicable to revenue.
(6)	Intersegment costs applicable to revenue consist of segment costs applicable to revenue that are eliminated in our consolidated statements of operations.
(7)	Adjusted selling, general, and administrative expenses excludes stock-based compensation expense, restructuring costs, and intersegment operating expenses.
(8)	Other segment items include (i) intersegment operating expenses, which are eliminated in our consolidated statements of operations, and (ii) other expense, net excluding loss and/or impairment on investments in equity securities.

Good Sam Services and Plans Segment

See the “Revenue and Gross Profit” section above for a discussion of impacts to revenue for Good Sam Services and Plans. Adjusted costs applicable to revenues decreased primarily from the nonrecurring $5.5 million in savings from finalizing contract negotiations to exit an arrangement with a service partner in 2023 and our efforts to reduce expenses. Adjusted selling, general and administrative expense decreased primarily from $1.3 million of reduced employee cash compensation expense. The Good Sam Services and Plans Segment Adjusted EBITDA increase was driven primarily by the decrease to adjusted costs applicable to revenue and adjusted selling, general and administrative expense and increase to external revenue discussed above.

Intersegment revenue and intersegment costs applicable to revenue did not have a significant impact on the increase in Segment Adjusted EBITDA.

RV and Outdoor Retail Segment

See the “Revenue and Gross Profit” section above for a discussion of impacts to revenue for RV and Outdoor Retail and “Floor plan interest expense” section above for a discussion of the increase in floor plan interest expense. Adjusted costs applicable to revenue decreased from (i) lower total vehicle costs of $244.3 million driven by 5.1% lower total unit sales and 1.1% lower cost per total vehicle units, and (ii) lower products, service and other costs applicable to revenue primarily from the decrease in revenue discussed above. Adjusted selling, general and administrative expense decreased primarily due to approximately $48.9 million of reduced advertising expenses and $35.1 million of reduced commissions costs, partially offset by increased facility costs related to the net six additional store locations added during the year ended December 31, 2023. The RV and Outdoor Retail Segment Adjusted EBITDA decreased from the reductions in revenue, which was partially offset by the decreases in segment expenses discussed above. Intersegment revenue, intersegment costs applicable to revenue, and intersegment operating expenses did not have a significant impact on the decrease in Segment Adjusted EBITDA.

Non-GAAP Financial Measures

To supplement our consolidated financial statements, which are prepared and presented in accordance with accounting principles generally accepted in the United States (“GAAP”), we use the following non-GAAP financial measures: EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Net (Loss) Income Attributable to Camping World Holdings, Inc. – Basic, Adjusted Net (Loss) Income Attributable to Camping World Holdings, Inc. – Diluted, Adjusted (Loss) Earnings Per Share – Basic, Adjusted (Loss) Earnings Per Share – Diluted, and SG&A Excluding SBC (collectively the "Non-GAAP Financial Measures"). We believe that these Non-GAAP Financial Measures, when used in conjunction with GAAP financial measures, provide useful information about operating results, enhance the overall understanding of past financial performance and future prospects, and allow for greater transparency with respect to the key metrics we use in our financial and operational decision making. Certain of these Non-GAAP Financial Measures are also frequently used by analysts, investors and other interested parties to evaluate companies in the Company’s industry and are used by management to evaluate our operating performance, to evaluate the effectiveness of strategic initiatives, and for planning purposes. By providing these Non-GAAP Financial Measures, together with reconciliations, we believe we are enhancing investors’ understanding of our business and our results of operations, as well as assisting investors in evaluating how well we are executing our strategic initiatives. In addition, our Senior Secured Credit Facilities use Adjusted EBITDA, as calculated for our subsidiary CWGS Group, LLC, to measure our compliance with covenants such as the consolidated leverage ratio. The Non-GAAP Financial Measures have limitations as analytical tools, and the presentation of this financial information is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. They should not be construed as an inference that the Company’s future results will be unaffected by any items adjusted for in these Non-GAAP Financial Measures. In evaluating these Non-GAAP Financial Measures, it is reasonable to expect that certain of these items will occur in future periods. However, we believe these adjustments are appropriate because the amounts recognized can vary significantly from period to period, do not directly relate to the ongoing operations of our business and complicate comparisons of our internal operating results and operating results of other companies over time. Each of the normal recurring adjustments and other adjustments described in this section and in the reconciliation tables below help management with a measure of our core operating performance over time by removing items that are not related to day-to-day operations.

For periods beginning after December 31, 2022 for the 2019 Strategic Shift and for periods beginning after December 31, 2023 for the Active Sports Restructuring, we are no longer including the other associated costs category of expenses relating to those restructuring activities as restructuring costs for purposes of our Non-GAAP Financial Measures, since these costs are not expected to be significant in future periods. For a discussion of restructuring activities, see Note 5 — Restructuring and Long-Lived Asset Impairment to our consolidated financial statements included in Part II, Item 8 of this Form 10-K.

The Non-GAAP Financial Measures that we use are not necessarily comparable to similarly titled measures used by other companies due to different methods of calculation.

EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin

We define “EBITDA” as net income before other interest expense, net (excluding floor plan interest expense), provision for income tax expense and depreciation and amortization. We define “Adjusted EBITDA” as EBITDA further adjusted for the impact of certain noncash and other items that we do not consider in our evaluation of ongoing operating performance. These items include, among other things, long-lived asset impairment, lease termination, gains and losses on sale or disposal of assets, net, SBC, Tax Receivable Agreement liability adjustment, restructuring costs, loss and/or impairment on investments in equity securities, and other unusual or one-time items. We define “Adjusted EBITDA Margin” as Adjusted EBITDA as a percentage of total revenue. We caution investors that amounts presented in accordance with our definitions of EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin may not be comparable to similar measures disclosed by our competitors, because not all companies and analysts calculate EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin in the same manner. We present EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin because we consider them to be important supplemental measures of our performance and believe they are frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. Management believes that investors’ understanding of our performance is enhanced by including these Non-GAAP Financial Measures as a reasonable basis for comparing our ongoing results of operations.

The following table reconciles Segment Adjusted EBITDA to consolidated Adjusted EBITDA:

	Year Ended December 31,
($ in thousands)	2024	2023	2022
Good Sam Services and Plans Segment Adjusted EBITDA	$94,515	$110,880	$95,004
RV and Outdoor Retail Segment Adjusted EBITDA	98,562	188,329	573,961
Total Segment Adjusted EBITDA	193,077	299,209	668,965
Corporate and Other Adjusted EBITDA	(14,234)	(12,996)	(15,575)
Total Adjusted EBITDA	$178,843	$286,213	$653,390

The following table reconciles EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin to the most directly comparable GAAP financial performance measures:

	Year Ended December 31,
($ in thousands)	2024	2023	2022
EBITDA and Adjusted EBITDA:
Net (loss) income	$(78,880)	$52,929	$337,832
Other interest expense, net	140,444	135,270	75,745
Depreciation and amortization	81,190	68,643	80,304
Income tax (benefit) expense	(11,377)	(3,527)	112,283
Subtotal EBITDA	131,377	253,315	606,164
Long-lived asset impairment (a)	15,061	9,269	4,231
Lease termination (b)	(2,297)	(103)	1,614
Loss (gain) on sale or disposal of assets, net (c)	9,855	(5,222)	622
SBC (d)	21,585	24,086	33,847
Tax Receivable Agreement liability adjustment (e)	—	(2,442)	(114)
Restructuring costs (f)	—	5,540	7,026
Loss and/or impairment on investments in equity securities (g)	3,262	1,770	—
Adjusted EBITDA	$178,843	$286,213	$653,390

	Year Ended December 31,
(as percentage of total revenue)	2024	2023	2022
Adjusted EBITDA margin:
Net (loss) income margin	(1.3%)	0.9%	4.8%
Other interest expense, net	2.3%	2.2%	1.1%
Depreciation and amortization	1.3%	1.1%	1.2%
Income tax (benefit) expense	(0.2%)	(0.1%)	1.6%
Subtotal EBITDA margin	2.2%	4.1%	8.7%
Long-lived asset impairment (a)	0.2%	0.1%	0.1%
Lease termination (b)	(0.0%)	(0.0%)	0.0%
Loss (gain) on sale or disposal of assets, net (c)	0.2%	(0.1%)	0.0%
SBC (d)	0.4%	0.4%	0.5%
Tax Receivable Agreement liability adjustment (e)	—	(0.0%)	(0.0%)
Restructuring costs (f)	—	0.1%	0.1%
Loss and/or impairment on investments in equity securities (g)	0.1%	0.0%	—
Adjusted EBITDA margin	2.9%	4.6%	9.4%

(a)	Represents long-lived asset impairment charges related to the RV and Outdoor Retail segment. See Note 5 – Restructuring and Long-Lived Asset Impairment to our consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information.
(b)	Represents the gains and losses on the termination of operating leases resulting from lease termination fees and the derecognition of the operating lease assets and liabilities. See Note 5 – Restructuring and Long-Lived Asset Impairment to our consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information.
(c)	Represents an adjustment to eliminate the gains and losses on the disposal and sales of various assets.
(d)	Represents noncash SBC expense relating to employees, directors, and consultants of the Company.
(e)	Represents an adjustment to eliminate the gains on remeasurement of the Tax Receivable Agreement primarily due to changes in our blended statutory income tax rate. See Note 12 – Income Taxes to our consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information.
(f)	Represents restructuring costs relating to the Active Sports Restructuring during the year ended December 31, 2023 and our 2019 Strategic Shift for periods that ended on or before December 31, 2022. These restructuring costs include one-time employee termination benefits, incremental inventory reserve charges, and other associated costs. These costs exclude lease termination costs, which are presented separately above. See Note 5 – Restructuring and Long-Lived Asset Impairment to our consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information.
(g)	Represents loss and/or impairment on investments in equity securities and interest income relating to any notes receivables with those investments for periods beginning after December 31, 2022. Amounts relating to periods prior to 2023 were not significant. These amounts are included in other expense, net in the consolidated statements of operations. During the years ended December 31, 2024 and 2023, these amounts included a $0.9 million and a $1.3 million impairment on investments in equity securities, respectively.

Adjusted Net (Loss) Income Attributable to Camping World Holdings, Inc. and Adjusted (Loss) Earnings Per Share

We define “Adjusted Net (Loss) Income Attributable to Camping World Holdings, Inc. – Basic” as net income attributable to Camping World Holdings, Inc. adjusted for the impact of certain noncash and other items that we do not consider in our evaluation of ongoing operating performance. These items include, among other things, long-lived asset impairment, lease termination, gains and losses on sale or disposal of assets, net, SBC, Tax Receivable Agreement liability adjustment, restructuring costs, loss and/or impairment on investments in equity securities, other unusual or one-time items, the income tax expense effect of these adjustments, income tax expense impact from the LLC Conversion, and the effect of net income attributable to non-controlling interests from these adjustments.

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

The following table reconciles Adjusted Net (Loss) Income Attributable to Camping World Holdings, Inc. – Basic, Adjusted Net (Loss) Income Attributable to Camping World Holdings, Inc. – Diluted, Adjusted (Loss) Earnings Per Share – Basic, and Adjusted (Loss) Earnings Per Share – Diluted to the most directly comparable GAAP financial performance measure:

	Year Ended December 31,
(In thousands except per share amounts)	2024	2023	2022
Numerator:
Net (loss) income attributable to Camping World Holdings, Inc.	$(38,637)	$33,372	$123,748
Adjustments related to basic calculation:
Long-lived asset impairment (a):
Gross adjustment	15,061	9,269	4,231
Income tax expense for above adjustment (b)	(2,033)	(1,233)	(99)
Lease termination (c):
Gross adjustment	(2,297)	(103)	1,614
Income tax benefit for above adjustment (b)	301	13	—
Loss (gain) on sale or disposal of assets (d):
Gross adjustment	9,855	(5,222)	622
Income tax (expense) benefit for above adjustment (b)	(1,310)	690	(46)
SBC (e):
Gross adjustment	21,585	24,086	33,847
Income tax expense for above adjustment (b)	(2,963)	(3,228)	(3,810)
Tax Receivable Agreement liability adjustment (f):
Gross adjustment	—	(2,442)	(114)
Income tax benefit for above adjustment (b)	—	613	29
Restructuring costs (g):
Gross adjustment	—	5,540	7,026
Income tax expense for above adjustment (b)	—	(736)	—
Loss and/or impairment on investments in equity securities (h):
Gross adjustment	3,262	1,770	—
Income tax expense for above adjustment (b)	(473)	(237)	—
Income tax benefit impact from LLC Conversion (i):	—	(2,008)	28,402
Adjustment to net income attributable to non-controlling interests resulting from the above adjustments (j)	(21,635)	(16,683)	(31,065)
Adjusted net (loss) income attributable to Camping World Holdings, Inc. – basic	(19,284)	43,461	164,385
Adjustments related to diluted calculation:
Reallocation of net income attributable to non-controlling interests from the dilutive effect of stock options and restricted stock units (k)	—	—	1,479
Income tax on reallocation of net income attributable to non-controlling interests from the dilutive effect of stock options and restricted stock units (l)	—	—	(405)
Reallocation of net income attributable to non-controlling interests from the dilutive redemption of common units in CWGS, LLC (k)	—	36,240	—
Income tax on reallocation of net income attributable to non-controlling interests from the dilutive redemption of common units in CWGS, LLC (l)	—	(8,341)	—
Adjusted net (loss) income attributable to Camping World Holdings, Inc. – diluted	$(19,284)	$71,360	$165,459

	Year Ended December 31,
(In thousands except per share amounts)	2024	2023	2022
Denominator:
Weighted-average Class A common shares outstanding – basic	48,005	44,626	42,386
Adjustments related to diluted calculation:
Dilutive redemption of common units in CWGS, LLC for shares of Class A common stock (m)	—	40,045	—
Dilutive options to purchase Class A common stock (m)	—	20	56
Dilutive restricted stock units (m)	—	281	412
Adjusted weighted average Class A common shares outstanding – diluted	48,005	84,972	42,854

Adjusted (loss) earnings per share - basic	$(0.40)	$0.97	$3.88
Adjusted (loss) earnings per share - diluted	$(0.40)	$0.84	$3.86

Anti-dilutive amounts (n):
Numerator:
Reallocation of net income attributable to non-controlling interests from the anti-dilutive redemption of common units in CWGS, LLC (k)	$(18,608)	$—	$243,670
Income tax on reallocation of net income attributable to non-controlling interests from the anti-dilutive redemption of common units in CWGS, LLC (l)	$5,323	$—	$(67,150)
Assumed income tax benefit of combining C-Corps with full or partial valuation allowances with the income of other consolidated entities after the anti-dilutive redemption of common units in CWGS, LLC (o)	$—	$—	$12,280
Denominator:
Anti-dilutive redemption of common units in CWGS, LLC for shares of Class A common stock (n)	40,007	—	42,045
Anti-dilutive options to purchase Class A common stock (n)	9	—	—
Anti-dilutive restricted stock units (n)	268	—	—

Reconciliation of per share amounts:
(Loss) earnings per share of Class A common stock — basic	$(0.80)	$0.75	$2.92
Non-GAAP Adjustments (p)	0.40	0.22	0.96
Adjusted (loss) earnings per share - basic	$(0.40)	$0.97	$3.88

(Loss) earnings per share of Class A common stock — diluted	$(0.80)	$0.57	$2.91
Non-GAAP Adjustments (p)	0.40	0.23	0.96
Dilutive redemption of common units in CWGS, LLC for shares of Class A common stock (q)	—	0.04	—
Dilutive options to purchase Class A common stock and/or restricted stock units (q)	—	—	(0.01)
Adjusted (loss) earnings per share - diluted	$(0.40)	$0.84	$3.86

(a)	Represents long-lived asset impairment charges related to the RV and Outdoor Retail segment. See Note 5 – Restructuring and Long-Lived Asset Impairment to our consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information.
(b)	Represents the current and deferred income tax expense or benefit effect of the above adjustments. This assumption uses blended statutory tax rates between 25.0% and 25.4% for the adjustments for 2024, 2023 and 2022, which represents the estimated tax rate that would apply had the above adjustments been included in the determination of our non-GAAP metric.
(c)	Represents the gains and losses on the termination of operating leases resulting from lease termination fees and the derecognition of the operating lease assets and liabilities. See Note 5 – Restructuring and Long-Lived Asset Impairment to our consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information.
(d)	Represents an adjustment to eliminate the gains and losses on disposal and sales of various assets.
(e)	Represents noncash SBC expense relating to employees, directors, and consultants of the Company.
(f)	Represents an adjustment to eliminate the gains on remeasurement of the Tax Receivable Agreement primarily due to changes in our blended statutory income tax rate. See Note 12 – Income Taxes to our consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information.
(g)	Represents restructuring costs relating to Active Sports Restructuring during the year ended December 31, 2023 and our 2019 Strategic Shift for periods that ended on or before December 31, 2022. These restructuring costs include one-time employee termination benefits, incremental inventory reserve charges, and other associated costs. These costs exclude lease termination costs, which are presented separately above. See Note 5 – Restructuring and Long-Lived Asset Impairment to our consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information.
(h)	Represents loss and/or impairment on investments in equity securities and interest income relating to any notes receivables with those investments for periods beginning after December 31, 2022. Amounts relating to periods prior to 2023 were not significant. These amounts are included in other expense, net in the consolidated statements of operations. During the years ended December

31, 2024 and 2023, these amounts included a $0.9 million and a $1.3 million impairment on investments in equity securities, respectively.
(i)	Represents income tax (benefit) expense relating to the LLC Conversion, which was primarily from adjustments for certain deferred tax assets that were written off or had changes in their valuation allowance. See Note 12 – Income Taxes to our consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information.
(j)	Represents the adjustment to net income attributable to non-controlling interests resulting from the above adjustments that impact the net income of CWGS, LLC. This adjustment uses the non-controlling interest’s weighted average ownership of CWGS, LLC of 45.5%, 47.3% and 49.8% for the years ended December 31, 2024, 2023 and 2022, respectively.
(k)	Represents the reallocation of net income attributable to non-controlling interests from the impact of the assumed change in ownership of CWGS, LLC from stock options, restricted stock units, and/or common units of CWGS, LLC.
(l)	Represents the income tax expense effect of the above adjustment for reallocation of net income attributable to non-controlling interests. This assumption uses effective tax rates between 25.0% and 25.4% for the adjustments for 2024, 2023 and 2022.
(m)	Represents the impact to the denominator for stock options, restricted stock units, and/or common units of CWGS, LLC.
(n)	The below amounts have not been considered in our adjusted (loss) earnings per share – diluted amounts as the effect of these items are anti-dilutive.
(o)	Typically represents adjustments to reflect the income tax benefit of losses of consolidated C-Corps that under the Company’s equity structure, prior to the LLC Conversion, could not be used against the income of other consolidated subsidiaries. The adjustment reflects the income tax benefit assuming effective tax rates between 25.0% and 25.4% for the adjustments for 2024, 2023 and 2021 for the losses experienced by the consolidated C-Corps for which valuation allowances have been recorded. Beginning in 2023, these C-Corp losses offset income of other consolidated subsidiaries as a result of LLC Conversion at or around December 31, 2022. See Note 12 – Income Taxes to our consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information.
(p)	Represents the per share impact of the Non-GAAP adjustments to net income detailed above (see (a) through (j) above).
(q)	Represents the per share impact of stock options, restricted stock units, and/or common units of CWGS, LLC from the difference in their dilutive impact between the GAAP and Non-GAAP (loss) earnings per share calculations.

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

SG&A Excluding SBC

We define “SG&A Excluding SBC” as SG&A before SBC relating to SG&A. We caution investors that amounts presented in accordance with our definition of SG&A Excluding SBC may not be comparable to similar measures disclosed by our competitors, because not all companies and analysts calculate SG&A Excluding SBC in the same manner. We present SG&A Excluding SBC because we believe that investors’ understanding of our performance and drivers of our other Non-GAAP Financial Measures, such as Adjusted EBITDA, is enhanced by including this Non-GAAP Financial Measure. We believe it provides a reasonable basis for comparing our ongoing results of operations.

The following table reconciles SG&A Excluding SBC to the most directly comparable GAAP financial performance measure:

	Year Ended December 31,
($ in thousands)	2024	2023	2022
SG&A Excluding SBC:
SG&A	$1,573,117	$1,538,988	$1,606,984
SBC - SG&A	(21,213)	(23,191)	(33,158)
SG&A Excluding SBC:	$1,551,904	$1,515,797	$1,573,826
As a percentage of gross profit	85.0%	80.7%	69.6%

Liquidity and Capital Resources

General

Our primary requirements for liquidity and capital have been working capital, inventory management, acquiring and building new store locations, the improvement and expansion of existing store locations, debt service, distributions/dividends to holders of equity interests in CWGS, LLC and our Class A common stock, and general corporate needs. These cash requirements have historically been met through cash provided by operating activities, cash and cash equivalents, proceeds from registered offerings of our Class A common stock, borrowings under our Senior Secured Credit Facilities (as defined in Part II, Item 8 of this Form 10-K), borrowings under our Floor Plan Facility (as defined in Part II, Item 8 of this Form 10-K), and borrowings under our Real Estate Facilities (as defined in Part II, Item 8 of this Form 10-K).

Our additional liquidity needs are expected to include public company costs, payment of cash dividends, any exercise of the redemption right by the Continuing Equity Owners from time to time (should we elect to redeem common units for a cash payment), our stock repurchase program as described below, payments under the Tax Receivable Agreement, and state and federal taxes to the extent not reduced as a result of the tax deductions generated by (i) payments under the Tax Receivable Agreement and (ii) redemptions of common units by the Continuing Equity Owners. The Continuing Equity Owners may exercise such redemption right for as long as their common units remain outstanding. Although the actual timing and amount of any payments that may be made under the Tax Receivable Agreement will vary, we expect that the payments that we will be required to make to the Continuing Equity Owners, Former Profits Unit Holders, and Crestview Partners II GP, L.P. will be significant. Any payments made by us to Continuing Equity Owners, Former Profits Unit Holders, and Crestview Partners II GP, L.P. under the Tax Receivable Agreement will generally reduce the amount of overall cash flow that might have otherwise been available to us or to CWGS, LLC and, to the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, the unpaid amounts generally will be deferred and will accrue interest until paid by us; provided, however, that nonpayment for a specified period may constitute a material breach of a material obligation under the Tax Receivable Agreement and therefore may accelerate payments due under the Tax Receivable Agreement. For a discussion of the Tax Receivable Agreement, see Note 12 — Income Taxes to our consolidated financial statements included in Part II, Item 8 of this Form 10-K.

November 2024 Public Offering

In November 2024, we completed a public offering (the “November 2024 Public Offering”) in which the Company sold 16,829,267 shares of our Class A common stock, including 2,195,121 under the exercised underwriter’s option, at a public offering price of $20.50 per share (or $19.81 per share after underwriting discounts and commissions). We received $333.4 million in proceeds, net of underwriting discounts and commissions, which were used to purchase 16,829,267 common units from CWGS, LLC at a price per unit equal to the public offering price per share of Class A common stock in the November 2024 Public Offering, less underwriting discounts and commissions. We incurred approximately $1.0 million of offering costs related to the November 2024 Public Offering and have used the net proceeds from the sale of common units to CWH for general corporate purposes, including strengthening the balance sheet, working capital for growth and pay down of debt.

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

During the years ended December 31, 2024 and 2023, we did not repurchase shares of Class A common stock. As of December 31, 2024, $120.2 million was available under the stock repurchase program to repurchase additional shares of our Class A common stock.

Dividends

Since December 2016, we have paid a quarterly cash dividend to holders of Class A common stock. Since September 2023, the quarterly cash dividend has been $0.125 per share of Class A common stock that was funded entirely from the Excess Tax Distribution (as defined under “Dividend Policy” included in Part II, Item 5 of this Form 10-K), with no portion funded by other common unit cash distributions from CWGS, LLC. Since CWGS, LLC has not funded these recent quarterly cash dividends with dividend distributions outside of required tax distributions, we believe that this will help us utilize our capital to continue to execute our expansion plans through accretive RV dealership acquisitions.

During the first half of 2023, we paid a quarterly cash dividend on our Class A common stock of $0.625 per share, which was funded with a $0.15 per common unit cash distribution from CWGS, LLC and the remaining $0.475 per share of Class A common stock funded with all or a portion of the Excess Tax Distribution.

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

Acquisitions and Capital Expenditures

During the year ended December 31, 2024, the RV and Outdoor Retail segment purchased real property for an aggregate purchase price of $9.6 million.

In November 2024, we entered into an agreement with Lazydays Holdings, Inc. (“Lazydays”) to acquire the assets and certain real estate of seven RV dealerships from Lazydays, which is expected to close in the first quarter of 2025. In November 2024, we paid a $10.0 million deposit to Lazydays that is expected to convert to 9.7 million shares of Lazydays common stock upon closing of the transaction. During the first quarter of 2025, the net cash to be paid for the acquisition of RV dealerships and real estate from Lazydays is expected to be an additional $10.0 million to $15.0 million, which is net of $65.0 million to $80.0 million of floor plan financing of inventory and $40.0 million to $50.0 million of related real estate. We intend to pursue sale-leaseback arrangements with third parties for the related real estate, subject to mutually agreeable terms.

Over the next twelve months, in addition to the Lazydays acquisition discussed above, our expansion of existing and new dealerships through construction and acquisition is expected to cost between $53.0 million and $91.0 million from a combination of business acquisitions and capital expenditures relating to land, buildings, and improvements. Included in this range is $6.7 million related to business acquisitions where, at a minimum, we have already signed a letter of intent with the seller. These cost estimates exclude amounts for acquired inventories, which are primarily financed through our Floor Plan Facility. Additionally, the cost estimates do not consider potential funding received through sale leaseback transactions or other means for real estate and construction activities. We are in the early stages of evaluating additional dealership acquisition opportunities and will update our cost estimates in future periodic reports, if necessary, as there are further developments. Factors that could impact the quantity of future locations or the cost to acquire or open those locations include, but are not limited to, our ability to locate potential acquisition targets or greenfield locations in a geographic area and at a cost that meets our success criteria; continued strong cash flow generation to fund these acquisitions and new locations; and availability of financing.

Tax Receivable Agreement Liability

The aggregate estimated payments under the Tax Receivable Agreement at December 31, 2024, were as follows (in thousands):

As of
December 31, 2024
2025	$—
2026	11,870
2027	12,654
2028	13,091
2029	13,550
Thereafter	99,207
Total	$150,372

See Note 12 — Income Taxes to our consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information.

2019 Strategic Shift and Active Sports Restructuring

See “Restructuring” above for a summary of the ongoing cash requirements related to our restructuring activities.

Supplier Agreement

In connection with the divestiture of its RV furniture business (“CWDS”), we entered into a supplier agreement (“Supplier Agreement”) with the buyer that requires us to purchase an aggregate $250.0 million of product over the approximately 10-year term of the Supplier Agreement. See Note 6 — Assets Held for Sale and Business Divestiture to our consolidated financial statements included in Part II, Item 8 of this Form 10-K for a discussion of the divestiture of CWDS.

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

See Note 14 — Commitments and Contingencies to our consolidated financial statements included in Part II, Item 8 of this Form 10-K for a discussion of cash requirements relating to service and marketing sponsorship agreements, a supplier agreement and other contractual arrangements.

Sources of Liquidity and Capital

We believe that our sources of liquidity and capital including cash provided by operating activities, equity offerings and borrowings under our various credit facilities, other long-term debt, and finance lease arrangements (see Liquidity and Capital Resources — Summary of Credit Facilities, Other Long-Term Debt, and Finance Lease Arrangements in Part II, Item 7 of this Form 10-K), including additional borrowing capacity where applicable, will be sufficient to finance our continued operations, growth strategy, including the opening of any additional store locations, quarterly cash dividends (as described above), required payments for our obligations under the Tax Receivable Agreement, and additional expenses we expect to incur for at least the next twelve months.

However, we cannot assure you that our cash provided by operating activities, cash and cash equivalents, registered offerings of equity under our Registration Statement on Form S-3, or cash available under our Revolving Credit Facility, our Floor Plan Facility, and our Real Estate Facilities, will be sufficient to meet our future needs. If we are unable to generate sufficient cash flows from operations in the future and if availability under our Revolving Credit Facility, our Floor Plan Facility, and our Real Estate Facilities is not sufficient, we may have to obtain additional financing. If we obtain additional capital by issuing equity, the interests of our existing stockholders will be diluted. If we incur additional indebtedness, that indebtedness may impose significant financial and other covenants that may significantly restrict our operations. We cannot assure you that we could obtain refinancing or additional financing on favorable terms or at all, including the expected additional borrowings noted above and particularly in light of the current macroeconomic uncertainty. See “Risk Factors — Risks Related to our Business — Our ability to operate and expand our business and to respond to changing business and economic conditions will depend on the availability of adequate capital” included in Part I, Item 1A of this Form 10-K.

As of December 31, 2024 and 2023, we had working capital of $590.3 million and $401.3 million, respectively, including $208.4 million and $39.6 million, respectively, of cash and cash equivalents. The increase in working capital and cash and cash equivalents was primarily from the remaining net proceeds from our public offering of Class A common stock in November 2024 (see “November 2024 Public Offering” above). Within current liabilities, which are deducted from current assets to calculate our working capital, we had deferred revenues of $92.1 million and $92.4 million as of December 31, 2024 and 2023, respectively. Deferred revenues primarily consists of cash collected for club memberships and roadside assistance contracts in advance of services to be provided, which is deferred and recognized as revenue over the life of the membership, deferred revenues for the annual campground guide, and our Good Sam Club loyalty points liability. We use net proceeds from this deferred membership revenue to lower our long-term borrowings and finance our working capital needs. Our Floor Plan Facility includes a flooring line aggregate interest reduction (“FLAIR”) offset account that allows us to transfer cash as an offset to the payables under the Floor Plan Facility. At December 31, 2024, and 2023, the FLAIR offset account was $79.5 million and $145.0 million, respectively, of which $79.5 million and $73.2 million, respectively, could have been withdrawn while remaining in compliance with the financial covenants of the Floor Plan Facility.

Seasonality

We have experienced, and expect to continue to experience, variability in revenue, net income, and cash flows as a result of annual seasonality in our business. See Note 1 ─ Summary of Significant Accounting Policies — Seasonality to our consolidated financial statements included in Part II, Item 8 of this Form 10-K, Part I, Item 1 of this Form 10-K and “Risk Factors — Risks Related to our Business — Our business is seasonal and this leads to fluctuations in revenues” included in Part I, Item 1A of this Form 10-K.

Cash Flow

The following table shows summary cash flow information for the years ended December 31, 2024, 2023, and 2022, respectively:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Net cash provided by operating activities	$245,159	$310,807	$189,783
Net cash used in investing activities	(88,175)	(369,406)	(422,535)
Net cash provided by (used in) financing activities	11,791	(31,885)	95,551
Net increase (decrease) in cash and cash equivalents	$168,775	$(90,484)	$(137,201)

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

Net cash provided by operating activities was $245.2 million for the year ended December 31, 2024, a decrease of $65.6 million from $310.8 million of net cash provided by operating activities for the year ended December 31, 2023. The decrease was primarily due to a $131.8 million reduction in net income, a $25.9 million decrease in the working capital adjustment for prepaid expenses and other assets, a $9.2 million decrease in the working capital adjustment for accounts payable and accrued expenses, a $6.7 million increase in gain on lease termination, a $4.4 million decrease in noncash lease expense, and a $2.5 million decrease in stock-based compensation, partially offset by a $34.1 million increase in the working capital adjustment for accounts receivable and contracts in transit, a $27.1 million increase in the working capital adjustment for inventory, a $15.1 million increase in loss on sale or disposal of assets, a $12.5 million increase in depreciation and amortization, a $12.5 million increase in the working capital adjustment for other, net, a $5.8 million increase in long-lived asset impairment, and a $3.4 million increase in deferred revenues.

Net cash provided by operating activities was $310.8 million for the year ended December 31, 2023, an increase of $121.0 million from $189.8 million of net cash provided by operating activities for the year ended December 31, 2022. The increase was primarily due to a $455.3 million increase in the working capital adjustment for inventory, a $42.6 million increase in the working capital adjustment for accounts payable and accrued expenses, a $21.2 million increase in the working capital adjustment for prepaid expenses and other assets, a $7.1 million increase in the working capital adjustment for operating lease liabilities, and a $5.0 million increase in long-lived asset impairment, partially offset by a $284.9 million reduction in net income, a $70.7 million decrease in deferred income taxes, a $19.8 million decrease in the working capital adjustment for accounts receivable and contracts in transit, an $11.7 million decrease in depreciation and amortization, a $9.8 million decrease in equity-based compensation, an $8.2 million decrease in deferred revenue, a $5.8 million increase in gain on sale or disposal of assets, and a $1.7 million increase in gain on lease termination.

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

The table below summarizes our capital expenditures for the years ended December 31, 2024, 2023, and 2022 respectively:

	Year Ended December 31,
(In thousands)	2024	2023	2022
IT hardware and software	$20,414	$14,889	$15,145
Greenfield and acquired dealership locations	25,798	41,968	66,353
Existing store locations	39,877	57,591	71,336
Corporate and other	4,748	16,632	2,092
Total capital expenditures	$90,837	$131,080	$154,926

Our capital expenditures consist primarily of investing in acquired and greenfield retail and RV dealership locations, existing store locations, information technology, hardware and software. The expected minimum capital expenditures relating to new dealerships and real estate purchases for the year ending December 31, 2025 are discussed above. As of December 31, 2024, we had entered into contracts for construction of new and existing dealership buildings for an aggregate future commitment of capital expenditures of $31.9 million. There were no other material commitments for capital expenditures as of December 31, 2024.

Net cash used in investing activities was $88.2 million for the year ended December 31, 2024. The $88.2 million of cash used in investing activities was comprised of $90.8 million of capital expenditures primarily related to retail locations, $72.3 million for the acquisition of RV dealerships and a tire delivery service business, net of cash acquired, $9.6 million for the purchase of real property, and $0.2 million for the purchase of intangible assets, partially offset by $58.2 million of proceeds from the sale of real property, $20.0 million in proceeds from the divestiture of a business, $4.0 million of proceeds from the sale of property and equipment and $2.6 million of proceeds from the sale of intangible assets. See Note 16 – Acquisitions to our consolidated financial statements included in Part II, Item 8 of this Form 10-K.

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

Financing activities.  Our financing activities primarily consist of proceeds from the offering of Class A common stock, the issuance of debt, and the repayment of principal and debt issuance costs.

Our net cash provided by financing activities was $11.8 million for the year ended December 31, 2024. The $11.8 million of cash provided by financing activities was primarily due to $332.9 million of proceeds from issuance of Class A common stock sold in a public offering, net of underwriter discount and commissions, $55.6 million of proceeds from long-term debt, $43.0 million from borrowings on our revolving line of credit under the Floor Plan Facility and $0.5 million of proceeds from exercise of stock options, partially offset by $217.9 million of net payments on borrowings under the Floor Plan Facility, $80.9 million of payments on long-term debt, $63.9 million of payments on the revolving line of credit, $24.7 million of dividends paid on Class A common stock, $18.7 million of member distributions, $7.5 million of payments on finance leases, $5.4 million of withholding taxes paid upon the vesting of restricted stock units, $1.1 million for debt issuance costs payments and $0.2 million of payments on sale-leaseback arrangement.

Our net cash used in financing activities was $31.9 million for the year ended December 31, 2023. The $31.9 million of cash used in financing activities was primarily due to $66.8 million of dividends paid on Class A common stock, $39.0 million of payments on long-term debt, $31.5 million of member distributions, $6.9 million of withholding taxes paid upon the vesting of restricted stock units, $5.5 million of payments on finance leases, $0.9 million for debt issuance costs payments and $0.2 million of payments on sale-leaseback arrangement, partially offset by $59.3 million of net proceeds from borrowings under the Floor Plan Facility, $59.2 million of proceeds from long-term debt and $0.4 million of proceeds from exercise of stock options.

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

Summary of Credit Facilities, Other Long-Term Debt, and Finance Lease Arrangements

As of December 31, 2024 and 2023, we had outstanding debt in the form of our Senior Secured Credit Facilities, our Floor Plan Facility, our Real Estate Facilities, other long-term debt, and finance lease obligations. We may from time to time seek to refinance, retire or exchange our outstanding debt. Such refinancings, repayments or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. For additional information regarding our interest rate risk and interest rate hedging instruments, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of this Form 10-K.

The following table shows a summary of the outstanding balances, current portion, and remaining available borrowings under our credit facilities, other long-term debt and finance lease arrangements. See definitions and further details in Note 4 – Inventories and Floor Plan Payables, Note 10 – Long-Term Debt, and Note 11 – Lease Obligations to our consolidated financial statements included in Part II, Item 8 of this Form 10-K) at December 31, 2024:

			Current	Remaining
(In thousands)	Outstanding		Portion	Available
Floor Plan Facility:
Notes payable - floor plan	$1,161,713		$1,161,713	$566,323	(1)
Revolving line of credit	—		—	70,000	(2)
Senior Secured Credit Facilities:
Term Loan Facility	1,335,535		14,015	—
Revolving Credit Facility	—		—	22,750	(3)
Other:
Real Estate Facilities	173,132	(4)	8,924	57,390	(4)
Other long-term debt	7,926		336	—
Finance lease obligations	138,048		7,044	—
	$2,816,354		$1,192,032	$716,463

(1)	The unencumbered borrowing capacity for the Floor Plan Facility represents the additional borrowing capacity less any accounts payable for sold inventory and less any purchase commitments. Additional borrowings are subject to the vehicle collateral requirements under the Floor Plan Facility. The Floor Plan Facility also includes an accordion feature allowing us, at our option, to request to increase the aggregate amount of the floor plan notes payable in $50.0 million increments up to a maximum amount of $300.0 million. The Floor Plan Lenders are not under any obligation to provide commitments in respect of any future increase under the accordion feature.

(2)	The revolving line of credit borrowings are subject to a borrowing base calculation but were not limited as of December 31, 2024.

(3)	The Revolving Credit Facility remaining available balance was reduced by outstanding undrawn letters of credit. The Credit Agreement requires compliance with a Total Net Leverage Ratio covenant when borrowings on the Revolving Credit Facility (excluding certain amounts relating to letters of credit) is over a 35%, or $22.8 million, threshold (Note 10 – Long-Term Debt to our consolidated financial statements included in Part II, Item 8 of this Form 10-K). The otherwise remaining available borrowings of $60.1 million were reduced by $37.3 million to $22.8 million in light of this financial covenant at December 31, 2024.
(4)	Additional borrowings on the Real Estate Facilities are subject to a debt service coverage ratio covenant and to the property collateral requirements under the Real Estate Facilities. In August 2024, we amended the M&T Real Estate Facility to increase the borrowing capacity by $50.0 million, which was not deducted from our option to request an additional $100.0 million of principal capacity. The lenders under the M&T Real Estate Facility are not under any obligation to provide commitments in respect of any such increase.

We have experienced an increase in interest rates, which had begun to decrease by the end of 2024 and may continue to decrease during 2025. As of December 31, 2024 and 2023, the applicable interest rate for the floor plan notes payable under the Floor Plan Facility was 6.72% and 7.28%, respectively. As of December 31, 2024 and 2023, the average interest rate for the Term Loan Facility was 6.97% and 7.97%, respectively. The previous increase in interest rates and, to a lesser extent, a higher average outstanding floor plan balance have resulted in a combined year-over-year increase of our floor plan interest expense and other interest expense, net of $17.2 million for 2024 compared to 2023.

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

In 2024, we entered into sale-leaseback transactions for three properties associated with store locations in the RV and Outdoor Retail segment. We received consideration of $37.7 million of cash and recorded a gain of $0.4 million that is included in loss (gain) on sale or disposal of assets in the consolidated statements of income for the year ended December 31, 2024. We entered into 20-year lease agreements for two of the properties and a 17-year lease agreement for one of the properties.

On February 8, 2022, FRHP Lincolnshire, LLC sold three properties for a total sale price of $28.0 million. Concurrent with the sale of these properties, we entered into three separate twenty-year lease agreements, whereby we will lease back the properties from the acquiring company. Under each lease agreement, FR has four consecutive options to extend the lease term for additional periods of five years for each option. This transaction is accounted for as a financing transaction. We recorded a liability for the amount received, will continue to depreciate the non-land portion of the assets, and have imputed an interest rate so that the net carrying amount of the financial liability and remaining non-land assets will be zero at the end of the initial lease terms. The financial liability is included in other long-term liabilities in the consolidated balance sheet as of December 31, 2024.

Deferred Revenues

Deferred revenues consist of our sales for products and services not yet recognized as revenue at the end of a given period. Our deferred revenues as of December 31, 2024 were $155.8 million. Deferred revenues are expected to be recognized as revenue as set forth in the following table (in thousands):

As of
December 31, 2024
2025	$92,124
2026	31,678
2027	16,911
2028	8,453
2029	4,174
Thereafter	2,426
Total	$155,766

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

Revenue Recognition — Finance and Insurance Chargebacks

Finance and insurance revenue is recorded net, since we are acting as an agent in the transaction, and is recognized when a finance and insurance product contract payment has been received or financing has been arranged. The proceeds that the Company receives for arranging financing contracts, selling extended service contracts, and selling other insurance products, are subject to chargebacks if the customer terminates the respective contract earlier than a stated period. In the case of insurance products and extended service contracts, the stated period typically extends from one to seven years with the refundable revenue declining over the contract term. These proceeds are recorded as variable consideration, net of estimated chargebacks. Chargebacks are estimated based on ultimate future cancellation rates by product type and year sold using a combination of actuarial methods and leveraging our historical experience using data extending back to 2014, adjusted for new consumer trends. The chargeback liabilities included in the estimate of variable consideration totaled $65.4 million and $68.2 million as of December 31, 2024 and December 31, 2023, respectively, which are recorded as part of other current liabilities and other long-term liabilities on our consolidated balance sheets. If cancellation rates on products sold during 2024 and 2023 were to increase by 100 basis points, our chargeback liabilities would have increased by $5.7 million as of December 31, 2024 and finance and insurance, net revenue for the year ended December 31, 2024, would have decreased by the same amount.

Long-Lived Assets — Impairment

Our long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The evaluation of potential impairment triggering events requires judgment and we consider factors such as a change in the use of the assets, changes in overall business strategy, significant negative industry or economic trends, and/or a greater than expected loss generated by our store locations. Our long-lived asset groups exist predominantly at the individual store location level and the associated impairment analysis involves the comparison of an asset group’s estimated future undiscounted cash flows over its remaining useful life to its respective carrying value, which primarily includes furniture, equipment, leasehold improvements, and operating lease assets. For long-lived asset groups identified with carrying values not recoverable by future undiscounted cash flows, impairment charges are recognized to the extent the sum of the discounted future cash flows from the use of the asset group is less than the carrying value. The impairment charge is allocated to the individual long-lived assets within an asset group; however, an individual long-lived asset is not impaired below its individual fair value, if readily determinable. The measurement of any impairment loss includes estimation of the fair value of the asset group’s respective operating lease assets, which includes estimates of market rental rates based on comparable lease transactions. The estimated future cash flows require judgment and include significant assumptions for revenue growth, gross margin, and SG&A as a percentage of gross profit. We believe our estimated cash flows are sufficient to support the carrying value of our long-lived assets. If estimated cash flows or market rental rates significantly differ in the future, we may be required to record additional asset impairments. For the years ended December 31, 2024, 2023, and 2022, we recorded long-lived asset impairment of $15.1 million, $9.3 million, and $4.2 million, respectively (see Note 5 – Restructuring and Long-lived Asset Impairment to our consolidated financial statements included in Part II, Item 8 of this Form 10-K).

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

Pursuant to the Tax Receivable Agreement, CWH makes annual payments to the Original Equity Owners that had previously redeemed common units in CWGS, LLC equivalent to 85% of any tax benefits CWH realizes on each year’s tax return from the additional tax deductions arising from the step-up in tax basis. As of December 31, 2024 and 2023, we had recorded Tax Receivable Agreement liabilities of $150.4 million and $162.8 million, respectively, for the future cash obligations expected to be paid under the Tax Receivable Agreement, which were not discounted. The calculation of this liability is a function of the step-up described above and, therefore, has the same complexities and estimates. Similar to the deferred tax assets, these liabilities would likely increase materially if Continuing Equity Owners redeem additional common units of CWGS, LLC. As of December 31, 2024, if there was a 100 basis point increase or decrease in the estimated income tax rate, the Tax Receivable Agreement liability would increase or decrease by $6.0 million, respectively.

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

Based on December 31, 2024 debt levels (see Liquidity and Capital Resources — Summary of Credit Facilities, Other Long-Term Debt, and Finance Lease Arrangements in Part II, Item 7 of this Form 10-K), an increase or decrease of 100 basis points in the effective interest rate would cause an increase or decrease in interest expense:

•under our Term Loan Facility of $13.7 million over the next 12 months;

•under our Floor Plan Facility of approximately $11.8 million over the next 12 months;

•	under our Real Estate Facilities of approximately $1.8 million over the next 12 months; and

•under our Other Long-Term Debt would be immaterial.

The interest rate exposure on the Floor Plan Facility was the only significant change from the quantitative analysis performed as of December 31, 2023, since the outstanding balance of the notes payable — Floor plan, net decreased $209.4 million during the year ended December 31, 2024.

See “Results of Operations” and “Summary of Credit Facilities, Other Long-Term Debt, and Finance Lease Arrangements” in Part II, Item 7 of this Form 10-K for a discussion of interest expense for the year ended December 31, 2024 compared to the year ended December 31, 2023.

We do not use derivative financial instruments for speculative or trading purposes, but this does not preclude our adoption of specific hedging strategies in the future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Camping World Holdings, Inc. and Subsidiaries

Consolidated Financial Statements

Years Ended December 31, 2024, 2023, and 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Camping World Holdings, Inc. and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Camping World Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2024, and December 31, 2023, the related consolidated statements of operations, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes and the schedules listed in the Index at Item 15(a)(1) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and December 31, 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2025, expressed an adverse opinion on the Company's internal control over financial reporting because of a material weakness.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the ultimate future cancellation rates used to estimate the chargeback liabilities included the following, among others:

●	Testing the design and operating effectiveness of controls over the calculation of the chargeback liabilities, which includes the estimation of future cancellation rates.
●	Inspecting standard insurance product contracts for each contract type to evaluate whether the arrangements in effect were consistent with the assumptions used to calculate the chargeback liabilities.
●	Testing the underlying data that served as the basis for the actuarial analyses, to evaluate whether the inputs to the actuarial estimate were accurate and complete.
●	With the assistance of our actuarial specialists we:
●	Developed a range of the chargeback liabilities based on independently estimated ultimate future cancellation rates, which we compared to the liabilities estimated by management.
●	Evaluated the Company’s ability to estimate the ultimate future cancellation rates by comparing its historical estimates with actual chargeback payments.

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

Management exercises significant judgment in identifying whether events or changes in circumstances indicate that an asset group’s long-lived asset carrying amount may not be recoverable and in the estimation of an asset group’s future cash flows. As a result, a high degree of auditor judgment and an increased extent of effort is required. Therefore, we have identified this as a critical audit matter.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s identification of impairment indicators and estimation of an asset group’s future cash flows included the following, among others:

●	Testing the design and operating effectiveness of controls over i) the identification of impairment indicators of long-lived asset groups and ii) the estimation of future cash flows for asset groups that had impairment indicators.
●	Evaluating the methodology and assumptions used by management to identify impairment indicators by:
●	Inspecting the Company’s impairment indicator analysis to determine if contradictory evidence existed as to the completeness of the population of potentially impaired store locations.
●	Evaluating the accuracy of long-lived assets recorded to individual asset groups, as well as the identification of store level cash flows attributable to each asset group.
●	Comparing individual store level current and historical operating results to the general ledger to assess the reliability of information used.
●	Reading board of director meeting minutes, while considering available industry information and macroeconomic trends.
●	Evaluating the reasonableness of the methodology used by management and the assumptions used in the estimation of future cash flows by performing the following procedures for selected store locations:
●	Comparing the minimum projected cash flows required to recover the carrying amount of the store location to historical chain-wide average cash flows for comparable locations with similar economic circumstances and relevant location characteristics.
●	Analyzing the duration of projected cash flows used to assess store profitability.
●	Evaluating the consistency of projected cash flows with other relevant information obtained in our audit, such as internal forecasts and industry information.

/s/ Deloitte & Touche LLP

Chicago, Illinois

February 28, 2025

We have served as the Company's auditor since 2018.

Camping World Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands Except Per Share Amounts)

	December 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$208,422	$39,647
Contracts in transit	61,222	60,229
Accounts receivable, net	120,412	128,070
Inventories	1,821,837	2,042,949
Prepaid expenses and other assets	58,045	48,353
Assets held for sale	1,350	29,864
Total current assets	2,271,288	2,349,112

Property and equipment, net	846,760	834,426
Operating lease assets	739,352	740,052
Deferred tax assets, net	215,140	201,094
Intangible assets, net	19,469	13,717
Goodwill	734,023	711,222
Other assets	37,245	39,829
Total assets	$4,863,277	$4,889,452
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$145,346	$133,516
Accrued liabilities	118,557	149,096
Deferred revenues	92,124	92,366
Current portion of operating lease liabilities	61,993	63,695
Current portion of finance lease liabilities	7,044	17,133
Current portion of Tax Receivable Agreement liability	—	12,943
Current portion of long-term debt	23,275	22,121
Notes payable – floor plan, net	1,161,713	1,371,145
Other current liabilities	70,900	68,536
Liabilities related to assets held for sale	—	17,288
Total current liabilities	1,680,952	1,947,839

Operating lease liabilities, net of current portion	764,113	763,958
Finance lease liabilities, net of current portion	131,004	97,751
Tax Receivable Agreement liability, net of current portion	150,372	149,866
Revolving line of credit	—	20,885
Long-term debt, net of current portion	1,493,318	1,498,958
Deferred revenues	63,642	66,780
Other long-term liabilities	94,927	85,440
Total liabilities	4,378,328	4,631,477
Commitments and contingencies
Stockholders' equity:
Preferred stock, par value $0.01 per share – 20,000 shares authorized; none issued and outstanding	—	—
Class A common stock, par value $0.01 per share – 250,000 shares authorized; 62,502 and 49,571 shares issued, respectively; 62,502 and 45,020 shares outstanding, respectively	625	496
Class B common stock, par value $0.0001 per share – 75,000 shares authorized; 39,466 and 39,466 shares issued, respectively; 39,466 and 39,466 shares outstanding, respectively	4	4
Class C common stock, par value $0.0001 per share – 0.001 share authorized, issued and outstanding	—	—
Additional paid-in capital	193,692	131,665
Treasury stock, at cost; none and 4,551 shares, respectively	—	(159,440)
Retained earnings	132,241	195,627
Total stockholders' equity attributable to Camping World Holdings, Inc.	326,562	168,352
Non-controlling interests	158,387	89,623
Total stockholders' equity	484,949	257,975
Total liabilities and stockholders' equity	$4,863,277	$4,889,452

See accompanying Notes to Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

(In Thousands Except Per Share Amounts)

	Year Ended December 31,
	2024	2023	2022
Revenue:
Good Sam Services and Plans	$194,575	$193,827	$192,128
RV and Outdoor Retail
New vehicles	2,825,640	2,576,278	3,228,077
Used vehicles	1,613,849	1,979,632	1,877,601
Products, service and other	820,111	870,038	999,214
Finance and insurance, net	599,718	562,256	623,456
Good Sam Club	46,081	44,516	46,537
Subtotal	5,905,399	6,032,720	6,774,885
Total revenue	6,099,974	6,226,547	6,967,013
Costs applicable to revenue (exclusive of depreciation and amortization shown separately below):
Good Sam Services and Plans	70,726	59,391	71,966
RV and Outdoor Retail
New vehicles	2,418,169	2,175,819	2,576,276
Used vehicles	1,317,152	1,574,238	1,418,053
Products, service and other	463,640	533,625	631,010
Good Sam Club	4,791	4,825	7,424
Subtotal	4,203,752	4,288,507	4,632,763
Total costs applicable to revenue	4,274,478	4,347,898	4,704,729
Operating expenses:
Selling, general, and administrative	1,573,117	1,538,988	1,606,984
Depreciation and amortization	81,190	68,643	80,304
Long-lived asset impairment	15,061	9,269	4,231
Lease termination	(2,297)	(103)	1,614
Loss (gain) on sale or disposal of assets	9,855	(5,222)	622
Total operating expenses	1,676,926	1,611,575	1,693,755
Income from operations	148,570	267,074	568,529
Other expense:
Floor plan interest expense	(95,121)	(83,075)	(42,031)
Other interest expense, net	(140,444)	(135,270)	(75,745)
Tax Receivable Agreement liability adjustment	—	2,442	114
Other expense, net	(3,262)	(1,769)	(752)
Total other expense	(238,827)	(217,672)	(118,414)
(Loss) income before income taxes	(90,257)	49,402	450,115
Income tax benefit (expense)	11,377	3,527	(112,283)
Net (loss) income	(78,880)	52,929	337,832
Less: net income (loss) attributable to non-controlling interests	40,243	(19,557)	(214,084)
Net (loss) income attributable to Camping World Holdings, Inc.	$(38,637)	$33,372	$123,748

(Loss) earnings per share of Class A common stock:
Basic	$(0.80)	$0.75	$2.92
Diluted	$(0.80)	$0.57	$2.91
Weighted average shares of Class A common stock outstanding:
Basic	48,005	44,626	42,386
Diluted	48,005	84,972	42,854

See accompanying Notes to Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(In Thousands)

							Additional				Non-
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Paid-In	Treasury Stock		Retained	Controlling
	Shares	Amounts	Shares	Amounts	Shares	Amounts	Capital	Shares	Amounts	Earnings	Interest	Total
Balance at January 1, 2022	47,521	$475	41,466	$4	—	$—	$97,562	(3,390)	$(130,006)	$210,725	$75,837	$254,597
Stock-based compensation	—	—	—	—	—	—	13,897	—	—	—	16,830	30,727
Exercise of stock options	—	—	—	—	—	—	(349)	25	890	—	—	541
Non-controlling interest adjustment for capital contribution of proceeds from the exercise of stock options	—	—	—	—	—	—	(245)	—	—	—	245	—
Vesting of restricted stock units	—	—	—	—	—	—	(35,831)	1,211	42,640	—	(6,600)	209
Repurchases of Class A common stock for withholding taxes on vested RSUs	—	—	—	—	—	—	2,371	(383)	(13,499)	—	—	(11,128)
Repurchases of Class A common stock to treasury stock	—	—	—	—	—	—	27,561	(2,593)	(79,757)	—	(37,774)	(89,970)
Redemption of LLC common units for Class A common stock	50	1	—	—	—	—	41,844	—	—	—	(45)	41,800
Disgorgement of short-swing profits by Section 16 officer	—	—	—	—	—	—	58	—	—	—	—	58
Distributions to holders of LLC common units	—	—	—	—	—	—	—	—	—	—	(162,963)	(162,963)
Dividends(1)	—	—	—	—	—	—	—	—	—	(105,387)	—	(105,387)
Establishment of liabilities under the Tax Receivable Agreement and related changes to deferred tax assets associated with that liability	—	—	—	—	—	—	294	—	—	—	—	294
Non-controlling interest adjustment	—	—	—	—	—	—	(242)	—	—	—	242	—
Net income	—	—	—	—	—	—	—	—	—	123,748	214,084	337,832
Balance at December 31, 2022	47,571	$476	41,466	$4	—	$—	$146,920	(5,130)	$(179,732)	$229,086	$99,856	$296,610
Stock-based compensation	—	—	—	—	—	—	9,458	—	—	—	11,391	20,849
Exercise of stock options	—	—	—	—	—	—	(238)	18	627	—	—	389
Non-controlling interest adjustment for capital contribution of proceeds from the exercise of stock options	—	—	—	—	—	—	(485)	—	—	—	161	(324)
Vesting of restricted stock units	—	—	—	—	—	—	(25,080)	844	29,542	—	(4,024)	438
Repurchases of Class A common stock for withholding taxes on vested RSUs	—	—	—	—	—	—	3,016	(283)	(9,877)	—	—	(6,861)
Redemption of LLC common units for Class A common stock	2,000	20	(2,000)	—	—	—	1,169	—	—	—	(4,739)	(3,550)
Distributions to holders of LLC common units	—	—	—	—	—	—	—	—	—	—	(31,510)	(31,510)
Dividends(1)	—	—	—	—	—	—	—	—	—	(66,831)	—	(66,831)
Establishment of liabilities under the Tax Receivable Agreement and related changes to deferred tax assets associated with that liability	—	—	—	—	—	—	(4,164)	—	—	—	—	(4,164)
Non-controlling interest adjustment	—	—	—	—	—	—	1,069	—	—	—	(1,069)	—
Net income	—	—	—	—	—	—	—	—	—	33,372	19,557	52,929
Balance at December 31, 2023	49,571	$496	39,466	$4	—	$—	$131,665	(4,551)	$(159,440)	$195,627	$89,623	$257,975

							Additional				Non-
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Paid-In	Treasury Stock		Retained	Controlling
	Shares	Amounts	Shares	Amounts	Shares	Amounts	Capital	Shares	Amounts	Earnings	Interest	Total
Public offering of Class A common stock, net of underwriting discounts and commissions	12,601	126	—	—	—	—	185,080	4,229	148,150	—	—	333,356
Offering costs related to public offering of Class A common stock	—	—	—	—	—	—	(980)	—	—	—	—	(980)
Non-controlling interest adjustment for capital contribution of proceeds from the public offering of Class A common stock	—	—	—	—	—	—	(118,798)	—	—	—	118,798	—
Stock-based compensation	—	—	—	—	—	—	11,764	—	—	—	9,842	21,606
Exercise of stock options	—	—	—	—	—	—	(345)	25	894	—	—	549
Non-controlling interest adjustment for capital contribution of proceeds from the exercise of stock options	—	—	—	—	—	—	(239)	—	—	—	239	—
Vesting of restricted stock units	280	3	—	—	—	—	(13,097)	437	15,320	—	(2,226)	—
Repurchases of Class A common stock for withholding taxes on vested RSUs	(99)	(1)	—	—	—	—	(487)	(140)	(4,924)	—	—	(5,412)
Redemption of LLC common units for Class A common stock	149	1	—	—	—	—	1,531	—	—	—	(682)	850
Distributions to holders of LLC common units	—	—	—	—	—	—	—	—	—	—	(18,682)	(18,682)
Dividends(1)	—	—	—	—	—	—	—	—	—	(24,749)	—	(24,749)
Establishment of liabilities under the Tax Receivable Agreement and related changes to deferred tax assets associated with that liability	—	—	—	—	—	—	(684)	—	—	—	—	(684)
Non-controlling interest adjustment	—	—	—	—	—	—	(1,718)	—	—	—	1,718	—
Net loss	—	—	—	—	—	—	—	—	—	(38,637)	(40,243)	(78,880)
Balance at December 31, 2024	62,502	$625	39,466	$4	—	$—	$193,692	—	$—	$132,241	$158,387	$484,949

(1)	The Company declared dividends per share of Class A common stock of $0.50, $1.50 and $2.50 per share in 2024, 2023, and 2022, respectively.

See accompanying Notes to Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In Thousands)

	Year Ended December 31,
	2024	2023	2022
Operating activities
Net (loss) income	$(78,880)	$52,929	$337,832

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	81,190	68,643	80,304
Stock-based compensation	21,585	24,086	33,847
(Gain) loss on lease termination	(6,813)	(103)	1,614
Long-lived asset impairment	15,061	9,269	4,231
Loss (gain) on sale or disposal of assets	9,855	(5,222)	622
Provision for losses on accounts receivable	754	(892)	669
Noncash lease expense	56,685	61,045	59,647
Accretion of original debt issuance discount	2,416	2,207	2,602
Noncash interest	3,109	2,846	2,077
Deferred income taxes	(12,946)	(14,208)	56,500
Tax Receivable Agreement liability adjustment	—	(2,442)	(114)
Change in assets and liabilities, net of acquisitions:
Receivables and contracts in transit	10,173	(23,957)	(4,111)
Inventories	228,024	200,940	(254,319)
Prepaid expenses and other assets	(9,824)	16,070	(5,104)
Accounts payable and other accrued expenses	(8,908)	287	(42,303)
Payment pursuant to Tax Receivable Agreement	(13,350)	(10,937)	(11,322)
Deferred revenues	(3,380)	(6,796)	1,451
Operating lease liabilities	(59,150)	(60,033)	(67,097)
CARES Act deferral of payroll taxes	—	—	(14,706)
Other, net	9,558	(2,925)	7,463
Net cash provided by operating activities	245,159	310,807	189,783

Investing activities
Purchases of property and equipment	(90,837)	(131,080)	(154,926)
Proceeds from sale of property and equipment	4,025	3,204	1,623
Purchases of real property	(9,602)	(67,194)	(55,666)
Proceeds from the sale of real property	58,153	40,785	7,352
Purchases of businesses, net of cash acquired	(72,323)	(209,459)	(217,034)
Proceeds from divestiture of business	19,957	—	—
Purchases of and loans to other investments	—	(3,444)	(3,000)
Purchases of intangible assets	(143)	(2,218)	(884)
Proceeds from sale of intangible assets	2,595	—	—
Net cash used in investing activities	$(88,175)	$(369,406)	$(422,535)

Camping World Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (continued)

(In Thousands)

	Year Ended December 31,
	2024	2023	2022
Financing activities
Proceeds from long-term debt	55,624	59,227	127,759
Payments on long-term debt	(80,939)	(38,958)	(12,322)
Net (payments) proceeds on notes payable – floor plan, net	(217,857)	59,280	314,061
Borrowings on revolving line of credit	43,000	—	—
Payments on revolving line of credit	(63,885)	—	—
Proceeds from landlord funded construction on finance leases	—	—	6,028
Payments on finance leases	(7,485)	(5,497)	(5,977)
Proceeds from sale-leaseback arrangement	—	—	27,951
Payments on sale-leaseback arrangement	(198)	(187)	(132)
Payment of debt issuance costs	(1,123)	(937)	(3,181)
Proceeds from issuance of Class A common stock sold in a public offering, net of underwriter discounts and commissions	333,356	—	—
Payments of stock offering costs	(408)	—	—
Dividends on Class A common stock	(24,749)	(66,831)	(105,387)
Proceeds from exercise of stock options	549	389	541
RSU shares withheld for tax	(5,412)	(6,861)	(11,128)
Repurchases of Class A common stock to treasury stock	—	—	(79,757)
Disgorgement of short-swing profits by Section 16 officer	—	—	58
Distributions to holders of LLC common units	(18,682)	(31,510)	(162,963)
Net cash provided by (used in) financing activities	11,791	(31,885)	95,551

Increase (decrease) in cash and cash equivalents	168,775	(90,484)	(137,201)
Cash and cash equivalents at beginning of the period	39,647	130,131	267,332
Cash and cash equivalents at end of the period	$208,422	$39,647	$130,131

See accompanying Notes to Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2024

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

CWH was formed on March 8, 2016 as a Delaware corporation for the purpose of facilitating an initial public offering (the “IPO”) and other related transactions in order to carry on the business of CWGS Enterprises, LLC (“CWGS, LLC”). CWGS, LLC was formed in March 2011 when it received, through contribution from its then parent company, all of the membership interests of Affinity Group Holding, LLC and FreedomRoads Holding Company, LLC (“FreedomRoads”). The IPO and related reorganization transactions that occurred on October 6, 2016 resulted in CWH as the sole managing member of CWGS, LLC, with CWH having sole voting power in and control of the management of CWGS, LLC (see Note 19 — Stockholders’ Equity). As of December 31, 2024, 2023, and 2022, CWH owned 61.0%, 52.9% and 50.2%, respectively, of CWGS, LLC. Accordingly, the Company consolidates the financial results of CWGS, LLC and reports a non-controlling interest in its consolidated financial statements.

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

Revisions to Prior Period Consolidated Financial Statements

Subsequent to the issuance of the Company's consolidated financial statements for the year ended December 31, 2023, the Company's management identified prior period misstatements related to the measurement of the realizable portion of the Company’s outside basis difference deferred tax asset in CWGS, LLC, including the associated valuation allowance. As a result, deferred tax assets, net, additional paid-in capital, and income tax benefit (expense) have been revised from the amounts previously reported as of and for the years ended December 31, 2023 and 2022. The misstatements affecting additional paid-in capital and income tax benefit (expense) as of and for the year ended December 31, 2021, are reflected as adjustments to additional paid-in capital and retained earnings, respectively, as of January 1, 2022. The Company evaluated the materiality of these errors both qualitatively and quantitatively in accordance with Staff Accounting Bulletin (“SAB”) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, and determined the effect of these revisions was not material to the previously issued financial statements. However, correcting the cumulative error during the year ended December 31, 2024 would have been material to the current period. Therefore, the Company has revised the consolidated financial statements for the prior periods presented, including the comparative prior period amounts in the applicable notes to the consolidated financial statements. The Company will also revise previously reported financial information for such immaterial misstatements in future consolidated financial statements, as applicable. These immaterial misstatements did not impact the Company’s reportable segments, since they only related to the public holding company, CWH.

The following table presents the effect of the immaterial misstatements on the Company’s consolidated balance sheet for the period indicated:

	As of December 31, 2023
($ in thousands)	As Previously Reported	Adjustment	As Revised
Deferred tax assets, net	$157,326	$43,768	$201,094
Total assets	4,845,684	43,768	4,889,452
Additional paid-in capital	98,280	33,385	131,665
Retained earnings	185,244	10,383	195,627
Total stockholders' equity attributable to Camping World Holdings, Inc.	124,584	43,768	168,352
Total stockholders' equity	214,207	43,768	257,975
Total liabilities and stockholders' equity	4,845,684	43,768	4,889,452

The following table presents the effect of the immaterial misstatements on the consolidated statements of operations for the periods indicated:

	Year Ended December 31, 2023			Year Ended December 31, 2022
($ in thousands except per share amounts)	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Income tax benefit (expense)	$1,199	$2,328	$3,527	$(99,084)	$(13,199)	$(112,283)
Net income	50,601	2,328	52,929	351,031	(13,199)	337,832
Net income attributable to Camping World Holdings, Inc.	31,044	2,328	33,372	136,947	(13,199)	123,748
Earnings per share of Class A common stock:
Basic	$0.70	$0.05	$0.75	$3.23	$(0.31)	$2.92
Diluted	$0.55	$0.02	$0.57	$3.22	$(0.31)	$2.91

The following table presents the effect of the immaterial misstatements on the consolidated statements of stockholders’ equity for the periods indicated:

	Additional Paid-In Capital			Retained Earnings			Total Stockholders' Equity
($ in thousands)	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Balance at January 1, 2022	$98,113	$(551)	$97,562	$189,471	$21,254	$210,725	$233,894	$20,703	$254,597
Stock-based compensation	13,897	—	13,897	—	—	—	30,727	—	30,727
Exercise of stock options	(349)	—	(349)	—	—	—	541	—	541
Non-controlling interest adjustment for capital contribution of proceeds from the exercise of stock options	(245)	—	(245)	—	—	—	—	—	—
Vesting of restricted stock units	(35,831)	—	(35,831)	—	—	—	209	—	209
Repurchases of Class A common stock for withholding taxes on vested RSUs	2,371	—	2,371	—	—	—	(11,128)	—	(11,128)
Repurchases of Class A common stock to treasury stock	27,561	—	27,561	—	—	—	(89,970)	—	(89,970)
Redemption of LLC common units for Class A common stock	424	41,420	41,844	—	—	—	380	41,420	41,800
Disgorgement of short-swing profits by Section 16 officer	58	—	58	—	—	—	58	—	58
Distributions to holders of LLC common units	—	—	—	—	—	—	(162,963)	—	(162,963)
Dividends	—	—	—	(105,387)	—	(105,387)	(105,387)	—	(105,387)
Establishment of liabilities under the Tax Receivable Agreement and related changes to deferred tax assets associated with that liability	294	—	294	—	—	—	294	—	294
Non-controlling interest adjustment	(242)	—	(242)	—	—	—	—	—	—
Net income	—	—	—	136,947	(13,199)	123,748	351,031	(13,199)	337,832
Balance at December 31, 2022	$106,051	$40,869	$146,920	$221,031	$8,055	$229,086	$247,686	$48,924	$296,610
Stock-based compensation	9,458	—	9,458	—	—	—	20,849	—	20,849
Exercise of stock options	(238)	—	(238)	—	—	—	389	—	389
Non-controlling interest adjustment for capital contribution of proceeds from the exercise of stock options	(485)	—	(485)	—	—	—	(324)	—	(324)
Vesting of restricted stock units	(25,080)	—	(25,080)	—	—	—	438	—	438
Repurchases of Class A common stock for withholding taxes on vested RSUs	3,016	—	3,016	—	—	—	(6,861)	—	(6,861)
Redemption of LLC common units for Class A common stock	8,653	(7,484)	1,169	—	—	—	3,934	(7,484)	(3,550)
Distributions to holders of LLC common units	—	—	—	—	—	—	(31,510)	—	(31,510)
Dividends	—	—	—	(66,831)	—	(66,831)	(66,831)	—	(66,831)
Establishment of liabilities under the Tax Receivable Agreement and related changes to deferred tax assets associated with that liability	(4,164)	—	(4,164)	—	—	—	(4,164)	—	(4,164)
Non-controlling interest adjustment	1,069	—	1,069	—	—	—	—	—	—
Net income	—	—	—	31,044	2,328	33,372	50,601	2,328	52,929
Balance at December 31, 2023	$98,280	$33,385	$131,665	$185,244	$10,383	$195,627	$214,207	$43,768	$257,975

The following table presents the effect of the immaterial misstatements on the consolidated statements of cash flows for the periods indicated. These immaterial misstatements resulted in no change in net cash provided from operating activities for the periods indicated:

	Year Ended December 31, 2023			Year Ended December 31, 2022
($ in thousands)	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Net income	$50,601	$2,328	$52,929	$351,031	$(13,199)	$337,832
Deferred income taxes	(11,880)	(2,328)	(14,208)	43,301	13,199	56,500

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

Accounts receivable are stated at realizable value, net of an allowance for credit losses. Accounts receivable balances due in excess of one year were $7.4 million at December 31, 2024 and $8.8 million at December 31, 2023, which are included in other assets in the accompanying consolidated balance sheets.

The allowance for credit losses is based on management’s assessment of the collectability of its customer accounts. The Company regularly reviews the composition of the accounts receivable aging, historical bad debts, changes in payment patterns, customer creditworthiness, current economic trends, and reasonable and supportable forecasts about the future. Relevant risk characteristics include customer size and historical loss patterns. Management has evaluated the expected credit losses related to contracts in transit and determined that no allowance for credit losses was required at December 31, 2024 and 2023. Management additionally has evaluated the expected credit losses related to accounts receivable and determined that allowances for credit losses of approximately $2.7 million as of December 31, 2024 and $3.0 million as of December 31, 2023 were required.

The following table details the changes in the allowance for credit losses relating to current receivables (in thousands):

	Year Ended December 31,
	2024	2023
Allowance for credit losses:
Balance, beginning of period	$2,978	$4,222
Charged to bad debt expense	754	(954)
Deductions (1)	(984)	(290)
Balance, end of period	$2,748	$2,978
(1)	These amounts primarily relate to the write off of uncollectable accounts after collection efforts have been exhausted.

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

The Company has cash deposited in various financial institutions that is in excess of the insurance limits provided by the Federal Deposit Insurance Corporation. The amount in excess of FDIC limits at December 31, 2024 and 2023 was approximately $231.5 million and $47.4 million, respectively.

The Company is potentially subject to concentrations of credit risk in accounts receivable. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers and their geographic dispersion.

Inventories

New and used RV inventories consist primarily of new and used recreational vehicles held for sale valued using the specific-identification method and valued at the lower of cost or net realizable value. Cost includes purchase costs, reconditioning costs, dealer-installed accessories, freight, and rebates. For vehicles accepted in trades, the cost is the fair value of such used vehicles at the time of the trade-in plus reconditioning costs. Products, parts, accessories, and other inventories primarily consist of installable parts, as well as retail travel and leisure specialty merchandise and are stated at lower of cost, including freight and rebates, or net realizable value using the first in, first out method. Prior to the divestiture of the RV and Outdoor Retail segment’s RV furniture business in May 2024 (see Note 6 — Assets Held for Sale and Business Divestiture for further details), a portion of the products, parts, accessories and other inventory included capitalized labor relating to assembly.

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

The remaining RV and Outdoor retail revenue consists of sales of products, service and other, including RV accessories and supplies; outdoor products, equipment, gear and supplies; and, prior to the divestiture of RV and Outdoor Retail segment’s RV furniture business in May 2024 (see Note 6 — Assets Held for Sale and Business Divestiture for further details), the distribution of RV furniture. Revenue from products, service and other is recognized over time as work is completed, and when parts or other products are delivered to the Company’s customers. E-commerce sales are recognized when the product is shipped and recorded as variable consideration, which is net of anticipated merchandise returns that reduce revenue and cost of sales in the period that the related sales are recorded.

When points are awarded to customers under the Good Sam Club program for purchases of products or services, a portion of the product or service revenue is allocated to the points liability based on the relative standalone selling price of the points, net of estimated breakage. The resulting point liability is deferred until the revenue is recognized (i) when the points are redeemed by the customer as a reduction of the purchase price of future purchases of the Company’s products or services or (ii) when the point liability is adjusted to reflect changes in breakage estimates. Points generally expire twelve months after the date that they are credited to a customer’s account.

Finance and Insurance, net

Finance and insurance revenue is recorded net, since the Company is acting as an agent in the transaction, and is recognized when a finance and insurance product contract payment has been received or financing has been arranged. The proceeds the Company receives for arranging financing contracts, selling extended service contracts, and selling other insurance products, are subject to chargebacks if the customer terminates the respective contract earlier than a stated period. In the case of insurance products and extended service contracts, the stated period typically extends from one to seven years with the refundable revenue declining over the contract term. These proceeds are recorded as variable consideration, net of estimated chargebacks. Chargebacks are estimated based on ultimate future cancellation rates by product type and year sold using a combination of actuarial methods and leveraging the Company’s historical experience from the past ten years, adjusted for new consumer trends. The chargeback liabilities included in the estimate of variable consideration totaled $65.4 million and $68.2 million as of December 31, 2024 and December 31, 2023, respectively, which are recorded as part of other current liabilities and other long-term liabilities on the Company’s consolidated balance sheets.

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

When points are awarded to cardholders under the co-branded credit card program relating to sign-up or card activity, a portion of the revenue from the third-party credit card provider is allocated to the points liability based on the relative standalone selling price of the points, net of estimated breakage. The resulting point liability is deferred until the revenue is recognized (i) when the points are redeemed by the cardholder as a reduction of the purchase price of future purchases of the Company’s products or services, (ii) as a credit to their credit card balance, (iii) or when the point liability is adjusted to reflect changes in breakage estimates. Points generally expire twelve months after the date that they are credited to a customer’s account.

Advertising Expenses

Advertising expenses are expensed as incurred. Advertising expenses for the years ended December 31, 2024, 2023 and 2022 were $127.0 million, $101.1 million and $150.7 million, respectively. Advertising expenses relating to RV and Outdoor Retail segment were included in selling, general and administrative expenses in the consolidated statements of operations. Advertising expenses relating to the Good Sam Services and Plans segment were included in costs applicable to revenues in the consolidated statements of operations, since, by the nature of those revenue streams, they are integral to the generation of those revenues.

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

Shipping and Handling Fees and Costs

The Company reports shipping and handling costs billed to customers as a component of revenues, and related costs are reported as a component of costs applicable to revenues. For the years ended December 31, 2024, 2023, and 2022, $2.9 million, $4.4 million, and $7.2 million of shipping and handling fees, respectively, were included in the RV and Outdoor Retail segment as revenue.

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

Recently Adopted Accounting Pronouncements

In March 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-01, Leases (Topic 842): Common Control Arrangements. For public companies, this standard requires the amortization of leasehold improvements associated with common control leases over the useful life to the common control group. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023, with early adoption permitted. The Company’s adoption of the provisions of this ASU as of January 1, 2024 did not materially impact the Company’s consolidated financial statements.

In August 2023, the FASB issued ASU 2023-05, Business Combinations―Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement. This ASU requires joint ventures to recognize a new basis of accounting for contributed net assets as of the formation date, to measure the contributed identifiable net assets at fair value on the formation date using the business combination guidance in ASC 805-20 (with certain exceptions) regardless of whether an investor contributes a business, to measure the net assets’ fair value based on 100% of the joint venture’s equity immediately following formation, to record goodwill (or an equity adjustment, if negative) for the difference between the fair value of the joint venture’s equity and its net assets and to provide disclosures about the nature and financial effect of the formation transaction. The standard is effective prospectively for all joint venture formations with a formation date on or after January 1, 2025, with early adoption permitted. Additionally, for joint ventures that were formed before January 1, 2025, the Company may elect to apply the standard retrospectively. The Company’s early adoption of the provisions of this ASU as of January 1, 2024 did not materially impact the Company’s consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU requires public entities to disclose significant segment expenses that are regularly provided to the chief operating decision maker (CODM) and included within each reported measure of segment profit or loss. The title and position of the CODM must be disclosed with an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. If the CODM uses more than one measure of a segment’s profit or loss in assessing segment performance, and deciding how to allocate resources, an entity may report one or more of those additional measures of segment profit. Additionally, public entities must disclose an amount for “other segment items” by reportable segment representing the difference between segment revenue less the significant expenses disclosed and each reported measure of segment profit or loss, and a description of its composition. Moreover, all annual disclosures about a reportable segment's profit or loss and assets are to be presented in interim periods. The standard should be applied retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant expense categories identified and disclosed in the period of adoption. The standard is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted the provisions of this ASU as of January 1, 2024, with respect to the annual disclosures beginning with the year ended December 31, 2024 and interim disclosures beginning with the three months ending March 31, 2025, including the presentation of the comparable prior periods. The adoption of this ASU resulted in additional segment reporting disclosures and did not otherwise have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires that public business entities on an annual basis disclose (1) consistent categories and greater disaggregation of information in the rate reconciliation, and (2) income taxes paid disaggregated by jurisdiction. The standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company expects that the adoption of this ASU will impact certain of its income tax disclosures and will not otherwise have a material impact on the Company’s consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement―Reporting Comprehensive Income―Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires that at each interim and annual reporting period entities present a new tabular disclosure in the notes to the financial statements, presenting disaggregation of the amounts of purchases of inventory, employee compensation, depreciation, intangible asset amortization and depletion. Furthermore, the ASU requires entities to include certain amounts that are already required to be disclosed under GAAP in the same disclosure as other disaggregation requirements and disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. Additionally, entities are required to disclose the total amount of selling expenses and, in annual reporting period, an entity’s definition of selling expenses. The standard is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact that the adoption of the provisions of the ASU will have on its consolidated financial statements.

2. Revenue

Contract Assets and Capitalized Costs to Acquire a Contract

As of December 31, 2024 and 2023, contract assets of $10.0 million and $16.1 million, respectively, related to RV service revenues were included in accounts receivable in the accompanying consolidated balance sheets. As of December 31, 2024 and 2023, the Company had capitalized costs to acquire a contract consisting of $4.4 million and $4.5 million, respectively, from the deferral of sales commissions expenses relating to multi-year consumer services and plans and the recording of such expenses over the same period as the recognition of the related revenues.

Deferred Revenues

The Company records deferred revenues when cash payments are received or due in advance of the Company’s performance, net of estimated refunds that are presented separately as a component of accrued liabilities. For the year ended December 31, 2024, $90.3 million of revenues recognized were included in the deferred revenues balance at the beginning of the period. For the year ended December 31, 2023, $92.6 million of revenues recognized were included in the deferred revenues balance at the beginning of the period.

As of December 31, 2024, the Company had unsatisfied performance obligations primarily relating to plans for its roadside assistance, Good Sam Club memberships, Good Sam Club loyalty program, Coast to Coast memberships, the annual campground guide, and magazine publication revenue streams. The total unsatisfied performance obligations for these revenue streams at December 31, 2024 and the periods during which the Company expects to recognize the amounts as revenue are presented as follows (in thousands):

As of
December 31, 2024
2025	$92,124
2026	31,678
2027	16,911
2028	8,453
2029	4,174
Thereafter	2,426
Total	$155,766

The Company’s payment terms vary by the type and location of its customer and the products or services offered. The term between invoicing and when payment is due is not significant. For certain products or services and customer types, the Company requires payment before the products or services are delivered to the customer.

3. Accounts Receivable

Accounts receivable consisted of the following at December 31, 2024 and 2023 (in thousands):

	December 31,	December 31,
	2024	2023
Good Sam Services and Plans	$14,373	$17,589
RV and Outdoor Retail
New and used vehicles	2,310	2,830
Parts, service and other	34,210	35,748
Trade accounts receivable	38,313	27,773
Due from manufacturers	22,008	37,190
Other	11,946	9,365
Corporate	—	553
	123,160	131,048
Allowance for credit losses	(2,748)	(2,978)
	$120,412	$128,070

As of December 31, 2024 and 2023, the Company had Good Sam Services and Plans receivables that were expected to be collected after one year of $7.4 million and $8.8 million, respectively, which were included in other assets in the consolidated balance sheets.

4. Inventories and Floor Plan Payables

Inventories consisted of the following at December 31, 2024 and 2023 (in thousands):

	December 31,	December 31,
	2024	2023
Good Sam services and plans	$263	$452
New RVs	1,241,533	1,378,403
Used RVs	413,546	464,833
Products, parts, accessories and other	166,495	199,261
	$1,821,837	$2,042,949

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

As of December 31, 2024 and 2023, FR maintained floor plan financing through the Eighth Amended and Restated Credit Agreement (as amended from time to time, the “Floor Plan Facility”) entered into in September 2021. The Floor Plan Facility at December 31, 2024 allowed FR to borrow (a) up to $1.85 billion under a floor plan facility of which 30% may be used to finance used RV inventory, (b) up to $30.0 million under a letter of credit facility and (c) up to a maximum amount outstanding of $70.0 million under the revolving line of credit.

The Floor Plan Facility also includes an accordion feature allowing FR, at its option, to request to increase the aggregate amount of the floor plan notes payable in $50.0 million increments up to a maximum amount of $300.0 million. The Floor Plan Lenders are not under any obligation to provide commitments in respect of any future increase under the accordion feature.

As of December 31, 2024 and 2023, the applicable interest rate for the floor plan notes payable under the Floor Plan Facility was 6.72% and 7.28%, respectively. As of December 31, 2024, under the Floor Plan Facility, at the Company’s option, the floor plan notes payable, and borrowings for letters of credit, in each case, bear interest at a rate per annum equal to (a) the floating Secured Overnight Financing Rate (“SOFR”), plus a SOFR adjustment of 0.11%, plus the applicable rate of 1.90% to 2.50% determined based on FR’s consolidated current ratio, or, (b) the base rate (as described below) plus the applicable rate of 0.40% to 1.00% determined based on FR’s consolidated current ratio.

The outstanding balance of the revolving line of credit under the Floor Plan Facility was paid off in November 2024 and there was no balance outstanding as of December 31, 2024. As of December 31, 2023, the applicable interest rate for revolving line of credit borrowings under the Floor Plan Facility was 7.63%. As of December 31, 2024, under the Floor Plan Facility, revolving line of credit borrowings bear interest at a rate per annum equal to, at the Company’s option, either: (a) a floating SOFR rate, plus a SOFR adjustment of 0.11%, plus 2.25%, in the case of floating SOFR rate loans, or (b) a base rate determined by reference to the greatest of: (i) the federal funds rate plus 0.50% or (ii) the prime rate published by Bank of America, N.A., plus 0.75%, in the case of base rate loans. Additionally, under the Floor Plan Facility, the revolving line of credit borrowings are subject to a borrowing base calculation, which did not limit the borrowing capacity at December 31, 2024 and 2023.

The Floor Plan Facility includes a flooring line aggregate interest reduction (“FLAIR”) offset account that allows the Company to transfer cash to the Floor Plan Lenders as an offset to the payables under the Floor

Plan Facility. These transfers reduce the amount of liability outstanding under the floor plan borrowings that would otherwise accrue interest, while retaining the ability to withdraw amounts from the FLAIR offset account subject to the financial covenants under the Floor Plan Facility. As a result of using the FLAIR offset account, the Company experiences a reduction in floor plan interest expense in its consolidated statements of operations. As of December 31, 2024 and 2023, FR had $79.5 million and $145.0 million, respectively, in the FLAIR offset account. The maximum FLAIR percentage of outstanding floor plan borrowings is 35% under the Floor Plan Facility. The FLAIR offset account does not reduce the outstanding amount of loans under the Floor Plan Facility for purposes of determining the unencumbered borrowing capacity under the Floor Plan Facility.

Management has determined that the credit agreement governing the Floor Plan Facility includes subjective acceleration clauses, which could impact debt classification. Management believes that no events have occurred at December 31, 2024 that would trigger a subjective acceleration clause. Additionally, the credit agreement governing the Floor Plan Facility contains certain financial covenants. FR was in compliance with all financial debt covenants at December 31, 2024 and 2023.

In February 2025, FR entered into an amendment to the Floor Plan Facility (the “Floor Plan Amendment”), which (a) increased the commitment for floor plan borrowings by $300.0 million to $2.15 billion, (b) increased the commitment for the letter of credit facility by $15.0 million to $45.0 million, and (c) extended the maturity date from September 30, 2026 to the earlier of, if applicable, (i) February 18, 2030 or (ii) March 5, 2028, if the Company’s Term Loan Facility (as defined and discussed in Note 10 — Long-Term Debt) has not been repaid, refinanced, or defeased and the maturity has not been extended by at least 180 days after February 18, 2030.

The following table details the outstanding amounts and available borrowings under the Floor Plan Facility as of December 31, 2024 and December 31, 2023 (in thousands):

	December 31,	December 31,
	2024	2023
Floor Plan Facility:
Notes payable — floor plan:
Total commitment	$1,850,000	$1,850,000
Less: borrowings, net of FLAIR offset account	(1,161,713)	(1,371,145)
Less: FLAIR offset account(1)	(79,472)	(145,047)
Additional borrowing capacity	608,815	333,808
Less: short-term payable for sold inventory(2)	(33,152)	(41,577)
Less: purchase commitments(3)	(9,340)	(27,420)
Unencumbered borrowing capacity	$566,323	$264,811

Revolving line of credit	$70,000	$70,000
Less: borrowings	-	(20,885)
Additional borrowing capacity	$70,000	$49,115

Letters of credit:
Total commitment	$30,000	$30,000
Less: outstanding letters of credit	(14,300)	(12,300)
Additional letters of credit capacity	$15,700	$17,700

(1)	Flooring line aggregate interest reduction (“FLAIR”) offset account that allows the Company to transfer cash to the Floor Plan Lenders as offset to the payables under the Floor Plan Facility. The FLAIR offset account does not reduce the outstanding amount of loans under the Floor Plan Facility for purposes of determining the unencumbered borrowing capacity under the Floor Plan Facility.
(2)	The short-term payable represents the amount due for sold inventory. A payment for any floor plan units sold is due within three to ten business days of sale. Due to the short term nature of these payables, the Company reclassifies the amounts from notes payable‒floor plan, net to accounts payable in the Consolidated Balance Sheets. Changes in the vehicle floor plan payable are reported as cash flows from financing activities in the Consolidated Statements of Cash Flows.
(3)	Purchase commitments represent vehicles approved for floor plan financing where the inventory has not yet been received by the Company from the supplier and no floor plan borrowing is outstanding.

The following table rolls forward the Company's outstanding supplier finance program obligations confirmed as valid under its Floor Plan Facility for the year ended December 31, 2024 (in thousands):

Year Ended
December 31, 2024
Notes payable - floor plan, net, beginning of year	$1,371,145
Add: FLAIR offset account, beginning of year	145,047
Add: short-term payable for sold inventory, beginning of year	41,577
Confirmed obligations outstanding, beginning of year	1,557,769
Add: new obligations confirmed during the period	2,292,615
Less: confirmed obligations paid during the period	(2,576,047)
Confirmed obligations outstanding, end of period	1,274,337
Less: FLAIR offset account, end of period	(79,472)
Less: short-term payable for sold inventory, end of period	(33,152)
Notes payable - floor plan, net, end of period	$1,161,713

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

As of December 31, 2024, the Company had incurred total restructuring costs associated with the 2019 Strategic Shift of $128.0 million. The breakdown of these costs is as follows:

●	one-time employee termination benefits relating to retail store or distribution center closures/divestitures of $1.2 million;
●	lease termination costs of $23.1 million;
●	incremental inventory reserve charges of $57.4 million; and
●	other associated costs of $46.3 million.

The following table details the costs incurred associated with the 2019 Strategic Shift for the periods presented (in thousands):

	Year Ended December 31,
	2024	2023	2022
2019 Strategic Shift restructuring costs:
Lease termination costs(1)	(1,575)	—	1,316
Other associated costs(2)	3,368	3,965	7,026
Total 2019 Strategic Shift restructuring costs	$1,793	$3,965	$8,342

(1)	These costs were included in lease termination charges in the consolidated statements of operations. This reflects termination fees paid, net of any gain from derecognition of the related operating lease assets and liabilities.
(2)	Other associated costs primarily represent lease and other operating expenses incurred during the post-close wind-down period for the locations related to the 2019 Strategic Shift. For the years ended December 31, 2024, 2023 and 2022, these costs were included in selling, general, and administrative expenses in the consolidated statements of operations.

The following table details changes in the restructuring accrual associated with the 2019 Strategic Shift (in thousands):

	Lease	Other
	Termination	Associated
	Costs (1)	Costs (2)	Total
Balance at December 31, 2021	$—	$926	$926
Charged to expense	6,097	7,026	13,123
Paid or otherwise settled	(6,097)	(7,083)	(13,180)
Balance at December 31, 2022	—	869	869
Charged to expense	—	3,965	3,965
Paid or otherwise settled	—	(3,676)	(3,676)
Balance at December 31, 2023	—	1,158	1,158
Charged to expense	1,860	3,368	5,228
Paid or otherwise settled	(1,860)	(4,526)	(6,386)
Balance at December 31, 2024	$—	$—	$—
(1)	Lease termination costs exclude the $7.6 million and $4.8 million of gains from the derecognition of the operating lease assets and liabilities relating to the terminated leases as part of the 2019 Strategic Shift for the thirty months ended December 31, 2021 and for the year ended December 31, 2022, respectively.
(2)	Other associated costs primarily represent labor, lease and other operating expenses incurred during the post-close wind-down period for the locations related to the 2019 Strategic Shift.

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

The activities under the Active Sports Restructuring were substantially completed by December 31, 2023. Certain lease costs continued to be incurred until the termination of the last remaining significant lease during the year ended December 31, 2024.

As of December 31, 2024, the total restructuring costs associated with the Active Sports Restructuring were $8.1 million. The breakdown of these restructuring costs is as follows:

●	one-time employee termination benefits relating to the specialty retail store and distribution center closures of $0.2 million;
●	incremental inventory reserve charges of $4.3 million;
●	lease termination charges of $1.7 million; and
●	other associated costs of $1.9 million.

The following table details the costs incurred associated with the Active Sports Restructuring (in thousands):

	Year Ended December 31,
	2024	2023	2022
Active Sports Restructuring costs:
One-time termination benefits(1)	$—	$193	$—
Incremental inventory reserve charges(1)	—	4,344	—
Lease termination costs (2)	1,343	375	—
Other associated costs(3)	868	1,003	—
Total Active Sports Restructuring costs	$2,211	$5,915	$—
(1)	These costs were included in costs applicable to revenues – products, service and other in the consolidated statements of operations.
(2)	These costs were included in lease termination charges in the consolidated statements of operations. This reflects termination fees paid or to be paid, net of any gain from derecognition of the related operating lease assets and liabilities. The Company paid $1.5 million lease termination fee for a lease terminated during the year ended December 31, 2024.
(3)	Other associated costs primarily represent labor, lease and other operating expenses incurred during the post-close wind-down period for the Active Sports Restructuring for the periods presented and were included primarily in selling, general, and administrative expenses in the consolidated statements of operations.

The following table details changes in the restructuring accrual associated with the Active Sports Restructuring (in thousands):

	One-time	Lease	Other
	Termination	Termination	Associated
	Benefits	Costs (1)	Costs (2)	Total
Balance at March 31, 2023	$—	$—	$—	$—
Charged to expense	193	—	1,003	1,196
Paid or otherwise settled	(193)	—	(1,003)	(1,196)
Balance at December 31, 2023	—	—	—	—
Charged to expense	—	1,492	868	2,360
Paid or otherwise settled	—	(1,492)	(868)	(2,360)
Balance at December 31, 2024	$—	$—	$—	$—

(1)	Lease termination costs exclude the $0.1 million of gain from the derecognition of the operating lease assets and liabilities relating to the terminated leases as part of the Active Sports Restructuring for the year ended December 31, 2024.
(2)	Other associated costs primarily represent labor, lease and other operating expenses incurred during the post-close wind-down period for the specialty retail location and distribution centers related to the Active Sports Restructuring.

Long-Lived Asset Impairment

During the three months ended March 31, 2023, the Company recorded an impairment charge totaling $6.6 million related to the Active Sports Restructuring, of which $4.5 million related to intangible assets, and $2.1 million related to other long-lived asset categories.

During the years ended December 31, 2024, 2023 and 2022, the Company had indicators of impairment of the long-lived assets for certain locations, which were unrelated to the Active Sports Restructuring. Such indicators primarily included decreases in market rental rates or market value of real property for closed locations, or based on the Company’s review of location performance in the normal course of business. As a result of updating certain assumptions in the long-lived asset impairment analysis for these locations, the Company determined that the fair value of certain long-lived assets were below their carrying value and were impaired.

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

The following table details long-lived asset impairment charges by type of long-lived asset and by restructuring activity, all of which relate to the RV and Outdoor Retail segment (in thousands):

	Year Ended December 31,
	2024	2023	2022
Long-lived asset impairment charges by type of long-lived asset:
Leasehold improvements	$4,032	$1,857	$2,557
Operating lease right of use assets	7,242	1,107	1,613
Building and improvements	3,787	—	—
Furniture and equipment	—	329	61
Software	—	1,362	—
Construction in progress and software in development	—	113	—
Intangible assets	—	4,501	—
Total long-lived asset impairment charges	$15,061	$9,269	$4,231

Long-lived asset impairment charges by restructuring activity:
2019 Strategic Shift	—	—	1,614
Active Sports Restructuring	—	6,648	—
Unrelated to restructuring activities	15,061	2,621	2,617
Total long-lived asset impairment charges	$15,061	$9,269	$4,231

6. Assets Held for Sale and Business Divestiture

As of December 31, 2024, two properties from the RV and Outdoor Retail segment relating to real estate met the criteria to be classified as held for sale.

The following table presents the components of assets held for sale and liabilities related to assets held for sale at December 31, 2024 and 2023 (in thousands):

	December 31,	December 31,
	2024	2023
Assets held for sale:
Property and equipment, net	$1,350	$29,864
	$1,350	$29,864
Liabilities related to assets held for sale:
Current portion of long-term debt	$—	$864
Long-term debt, net of current portion	—	16,424
	$—	$17,288

Additionally, on May 3, 2024, the Company closed on the sale of certain assets of the RV and Outdoor Retail segment’s RV furniture business (“CWDS”) and, in connection with the sale, entered into a supply agreement (“Supplier Agreement”) with the buyer and the sublease of certain properties and equipment to the buyer. The approximately $30.4 million fair value of consideration received from the divestiture were comprised of approximately $20.0 million of cash consideration, $9.5 million of an intangible asset for the Supplier Agreement, and $0.9 million of cash consideration as a holdback to be released by the buyer after one year less any offset for expenditures that were indemnified by the Company. The divested net assets of CWDS were comprised primarily of approximately $28.8 million of products, parts, accessories and other inventories, $0.9 million of net intangible assets, $1.2 million of accounts payable assumed and $8.9 million of goodwill allocated from the RV and Outdoor Retail segment based on the relative fair value of CWDS. This divestiture transaction resulted in a loss of $7.1 million and is included in loss (gain) on sale or disposal of assets in the consolidated statements of operations for the year ended December 31, 2024. The Company believes that it has gained operational efficiencies by exiting the manufacture of RV furniture and focusing its resources on the sourcing and sale of its RV and aftermarket accessory products. The fair value of the Supplier Agreement intangible asset was estimated as the present value of the estimated benefits that a market participant would receive under the Supplier Agreement, such as favorable pricing and rebates, over the term of the agreement, which is categorized as a Level 3 measurement. This Supplier Agreement intangible asset is expected to be amortized over the term of the agreement of approximately 10 years.

7. Property and Equipment, net

Property and equipment consisted of the following at December 31, 2024 and 2023 (in thousands):

	December 31,	December 31,
	2024	2023
Land	$133,984	$142,020
Buildings and improvements	348,315	321,054
Leasehold improvements	369,791	339,439
Furniture and equipment	277,801	261,114
Software	93,769	90,835
Construction in progress and software in development	45,682	59,954
	1,269,342	1,214,416
Less: accumulated depreciation	(422,582)	(379,990)
Property and equipment, net	$846,760	$834,426

8. Goodwill and Intangible Assets

Goodwill

The following is a summary of changes in the Company’s goodwill by business line for the years ended December 31, 2024 and 2023 (in thousands):

	Good Sam
	Services and	RV and
	Plans	Outdoor Retail	Consolidated
Balance at December 31, 2022 (excluding impairment charges)	$71,118	$793,142	$864,260
Accumulated impairment charges	(46,884)	(194,953)	(241,837)
Balance at December 31, 2022	24,234	598,189	622,423
Acquisitions	—	88,799	88,799
Balance at December 31, 2023	24,234	686,988	711,222
Acquisitions	1,561	30,140	31,701
Divestiture (1)	—	(8,900)	(8,900)
Balance at December 31, 2024	$25,795	$708,228	$734,023

(1)	See Note 6 ― Assets Held for Sale and Business Divestiture.

In the fourth quarter of 2024 and 2023, the Company performed its annual goodwill impairment test of the RV and Outdoor Retail, the Good Sam Show, Good Sam Media, and GSS Enterprise reporting units by performing a quantitative analysis. The RV and Outdoor Retail reporting unit is comprised of the entire RV and Outdoor Retail segment. The Good Sam Show, GSS Enterprise, Good Sam Media, and Good Sam RA and Tire Rescue reporting units are comprised of a portion of the Good Sam Services and Plans segment. These annual goodwill impairment tests resulted in the determination that the estimated fair value of these reporting units exceeded their carrying value. Therefore, no impairment charge was recorded during the years ended December 31, 2024 and 2023. The Company estimated the fair value of these reporting units using a combination of the guideline public company method under the market approach and the discounted cash flow analysis method under the income approach.

Intangible Assets

Finite-lived intangible assets and related accumulated amortization consisted of the following at December 31, 2024 and 2023 (in thousands):

	December 31, 2024
				Wtd. Average
	Carrying	Accumulated		Useful Life
	Value	Amortization	Net	(in years)
Good Sam Services and Plans:
Membership, customer lists and other	$9,740	$(9,537)	$203	5.3
Trademarks and trade names	2,132	(379)	1,753	15.0
Websites and developed technology	3,650	(1,614)	2,036	6.7
RV and Outdoor Retail:
Customer lists, domain names and other	4,154	(2,752)	1,402	5.5
Supplier lists and agreements	9,500	(594)	8,906	11.0
Trademarks and trade names	26,526	(22,005)	4,521	15.0
Websites and developed technology	6,348	(5,700)	648	10.1
	$62,050	$(42,581)	$19,469	11.6

	December 31, 2023
				Wtd. Average
	Carrying	Accumulated		Useful Life
	Value	Amortization	Net	(in years)
Good Sam Services and Plans:
Membership, customer lists and other	$9,640	$(9,246)	$394	5.4
Trademarks and trade names	2,132	(238)	1,894	15.0
Websites and developed technology	3,050	(1,118)	1,932	7.0
RV and Outdoor Retail:
Customer lists and domain names	5,543	(3,269)	2,274	5.3
Supplier lists and agreements	1,696	(1,102)	594	5.0
Trademarks and trade names	27,251	(21,390)	5,861	15.0
Websites and developed technology	6,325	(5,557)	768	10.0
	$55,637	$(41,920)	$13,717	11.2

Amortization expense related to finite-lived intangibles for the years ended December 31, 2024, 2023, and 2022 was $3.6 million, $3.8 million and $13.5 million, respectively. The aggregate future five-year amortization of finite-lived intangibles at December 31, 2024, was as follows (in thousands):

2025	$3,643
2026	3,519
2027	3,479
2028	1,950
2029	1,173
Thereafter	5,705
$19,469

9. Accrued Liabilities

Accrued liabilities consisted of the following at December 31, 2024 and 2023 (in thousands):

	December 31,	December 31,
	2024	2023
Compensation and benefits	$42,652	$51,999
Other accruals	75,905	97,097
	$118,557	$149,096

10. Long-Term Debt

The following reflects outstanding long-term debt as of December 31, 2024 and 2023, (in thousands):

	December 31,	December 31,
	2024	2023
Term Loan Facility (1)	$1,335,535	$1,346,229
Real Estate Facilities (2)	173,132	166,604
Other Long-Term Debt	7,926	8,246
Subtotal	1,516,593	1,521,079
Less: current portion	(23,275)	(22,121)
Total	$1,493,318	$1,498,958

(1)	Net of $9.6 million and $12.0 million of original issue discount at December 31, 2024 and 2023, respectively, and $3.8 million and $4.7 million of finance costs at December 31, 2024 and 2023, respectively.
(2)	Net of $3.1 million and $3.3 million of finance costs at December 31, 2024 and 2023, respectively.

The aggregate future maturities of long-term debt at December 31, 2024, excluding original issue discount of $9.6 million and finance costs of $6.9 million, were as follows (in thousands):

Long-term debt instruments
2025	$25,083
2026	27,856
2027	166,450
2028	1,309,686
2029	248
Thereafter	3,776
Total	$1,533,099

Senior Secured Credit Facilities

As of December 31, 2024 and 2023, CWGS Group, LLC (the “Borrower”), a wholly-owned subsidiary of CWGS, LLC, was party to a credit agreement (the “Credit Agreement”) for senior secured credit facilities (as amended from time to time, the “Senior Secured Credit Facilities”). The Senior Secured Credit Facilities consist of a $1.4 billion term loan facility (the “Term Loan Facility”) and a $65.0 million revolving credit facility (the “Revolving Credit Facility”). Under the Senior Secured Credit Facilities, the Company has the ability to request to increase the amount of term loans or revolving loans in an aggregate amount not to exceed the greater of (a) a “fixed” amount set at $725.0 million and (b) 100% of consolidated EBITDA for the most recent four consecutive fiscal quarters on a pro forma basis (as defined in the Credit Agreement). The lenders under the Senior Secured Credit Facilities are not under any obligation to provide commitments in respect of any such increase.

The Term Loan Facility requires mandatory principal payments in equal quarterly installments of $3.5 million. Additionally, the Company is required to prepay the borrowings under the Term Loan Facility in an aggregate amount up to 50% of excess cash flow, as defined in the Credit Agreement, for such fiscal year depending on the Total Leverage Ratio (as defined by the Credit Agreement) beginning with the year ended December 31, 2022. No additional excess cash flow payment was required relating to 2024 or 2023. The Term Loan Facility matures in June 2028.

The funds available under the Revolving Credit Facility may be utilized for borrowings or letters of credit; however, a maximum of $25.0 million may be allocated to such letters of credit. The Revolving Credit Facility matures at the earlier of (i) ninety-one days prior to the maturity date of the Floor Plan Facility (September 30, 2026 as of December 31, 2024 and amended in February 2025 to a maturity date of at least March 5, 2028 as detailed in Note 4 — Inventories and Floor Plan Payables) or (ii) March 3, 2028.

The following table details the outstanding amounts and available borrowings under the Senior Secured Credit Facilities as of (in thousands):

	December 31,	December 31,
	2024	2023
Senior Secured Credit Facilities:
Term Loan Facility:
Principal amount of borrowings	$1,400,000	$1,400,000
Less: cumulative principal payments	(51,049)	(37,034)
Less: unamortized original issue discount	(9,600)	(12,016)
Less: unamortized finance costs	(3,816)	(4,721)
	1,335,535	1,346,229
Less: current portion	(14,015)	(14,015)
Long-term debt, net of current portion	$1,321,520	$1,332,214
Revolving Credit Facility:
Total commitment	$65,000	$65,000
Less: outstanding letters of credit	(4,902)	(4,930)
Less: total net leverage ratio borrowing limitation	(37,348)	(37,320)
Additional borrowing capacity	$22,750	$22,750

As of December 31, 2024 and 2023, the average interest rate on the Term Loan Facility was 6.97% and 7.97%, respectively, and the effective interest rate on the Term Loan Facility was 7.43% and 8.21%, respectively.

The Senior Secured Credit Facilities are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by each of the Company’s existing and future domestic restricted subsidiaries with the exception of FreedomRoads Intermediate Holdco, LLC, the direct parent of FR, and FR, and its subsidiaries. The Credit Agreement contains certain restrictive covenants pertaining to, but not limited to, mergers, changes in the nature of the business, acquisitions, additional indebtedness, sales of assets, investments, and the payment of dividends subject to certain limitations and minimum operating covenants. Additionally, management has determined that the Senior Secured Credit Facilities include subjective acceleration clauses, which could impact debt classification. Management believes that no events have occurred at December 31, 2024 that would trigger a subjective acceleration clause.

The Credit Agreement requires the Borrower and its subsidiaries to comply on a quarterly basis with a maximum Total Net Leverage Ratio (as defined in the Credit Agreement), which covenant is in effect only if, as of the end of each calendar quarter, the aggregate amount of borrowings under the revolving credit facility, letters of credit and unreimbursed letter of credit disbursements outstanding at such time is greater than 35% of the total commitment on the Revolving Credit Facility (excluding (i) up to $15.0 million attributable to any outstanding undrawn letters of credit and (ii) any cash collateralized or backstopped letters of credit), as defined in the Credit Agreement. As of December 31, 2024, the Company was not subject to this covenant as borrowings under the Revolving Credit Facility did not exceed the 35% threshold, however the Company’s borrowing capacity was reduced by $37.3 million in light of this covenant. The Company was in compliance with all applicable financial debt covenants at December 31, 2024 and 2023.

Real Estate Facilities

As of December 31, 2024 and 2023, subsidiaries of FRHP Lincolnshire, LLC (“FRHP”), an indirect wholly-owned subsidiary of CWGS, LLC, were party to a credit agreement with a syndication of banks for a real estate credit facility (as amended from time to time, the “M&T Real Estate Facility”) with aggregate maximum principal capacity of $300.0 million (an increase from $250.0 million through an amendment entered into in August 2024) with an option that allows FRHP to request an additional $100.0 million of principal capacity. The lenders under the M&T Real Estate Facility are not under any obligation to provide commitments in respect of any such increase. The M&T Real Estate Facility bears interest at FRHP’s option of either (as defined in the credit agreement for the M&T Real Estate Facility): (a) the Secured Overnight Financing Rate (“SOFR”) plus the applicable rate of 2.30% or (b) the highest of (i) the Federal Funds Rate plus 1.80%, (ii) the Prime Rate plus 1.30%, or (iii) SOFR plus 2.30%. The M&T Real Estate Facility has an unused commitment fee of 0.20% of the aggregate unused principal amount and it matures in October 2027. Additionally, the M&T Real Estate Facility is subject to a debt service coverage ratio covenant (as defined in the credit agreement for the M&T Real Estate Facility). All obligations under the M&T Real Estate Facility and the guarantees of those obligations, are secured, subject to certain exceptions, by the mortgaged real property assets. During the years ended December 31, 2024 and 2023, FRHP borrowed an additional $55.6 million and $59.2 million under the M&T Real Estate Facility, respectively. During the year ended December 31, 2024, FRHP repaid $46.5 million of the M&T Real Estate Facility to pay off the remaining principal balances relating to eight properties.

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

In June 2023, the Real Estate Borrower sold one of the CIBC Real Estate Facility Properties located in Franklin, Kentucky, which was secured by the Second CIBC Real Estate Facility. As part of the settlement of the property sale, the outstanding balance of the Second CIBC Real Estate Facility of $7.4 million was repaid and terminated by the Real Estate Borrower. In May 2024, the Real Estate Borrower repaid the outstanding balance of the Third Real Estate Facility of $8.9 million, which related to the facility for the operations of CWDS in Elkhart, Indiana (see Note 6 — Assets Held for Sale and Business Divestiture), and the Third Real Estate Facility was terminated. The First CIBC Real Estate Facility matures in October 2028.

The following table shows a summary of the outstanding balances, remaining available borrowings, and weighted average interest rate under the Real Estate Facilities at December 31, 2024:

	As of December 31, 2024
		Remaining		Wtd. Average
(In thousands)	Outstanding(1)	Available(2)		Interest Rate
Real Estate Facilities
M&T Real Estate Facility	$169,756	$57,390	(3)	6.55%
First CIBC Real Estate Facility	3,376	—		7.89%
	$173,132	$57,390

(1)	Outstanding principal amounts are net of unamortized finance costs.
(2)	Amounts cannot be reborrowed.
(3)	Additional borrowings on the M&T Real Estate Facility are subject to a debt service coverage ratio covenant and to the property collateral requirements under the M&T Real Estate Facility.

Management has determined that the credit agreements governing the Real Estate Facilities include subjective acceleration clauses, which could impact debt classification. Management believes that no events have occurred at December 31, 2024 that would trigger a subjective acceleration clause. Additionally, the Real Estate Facilities are subject to certain cross default provisions, a debt service coverage ratio, and other customary covenants. The Company was in compliance with all financial debt covenants at December 31, 2024 and 2023.

Other Long-Term Debt

In December 2021, FRHP assumed a mortgage as part of a real estate purchase. This mortgage is secured by the acquired property and is guaranteed by CWGS Group, LLC, a wholly-owned subsidiary of CWGS, LLC and matures in December 2026. In June 2023, FRHP assumed a promissory note as part of a real estate purchase. This note is secured by the acquired property and matures in April 2041. As of December 31, 2024, the outstanding principal balance of these debt instruments was $7.9 million with a weighted average interest rate of 4.27%.

11. Lease Obligations

The Company leases most of the properties for its store locations through 236 operating leases and 18 finance leases. The Company also leases billboards and certain of its equipment. The related operating lease assets and finance lease assets are included in the operating lease assets and property and equipment, respectively, in the accompanying consolidated balance sheets.

As of December 31, 2024 and 2023, finance lease assets of $120.0 million and $100.4 million, respectively, were included in property and equipment, net in the accompanying consolidated balance sheets.

The following table presents certain information related to the costs for leases where the Company is the lessee (in thousands):

	Year Ended December 31,
	2024	2023
Operating lease cost	$116,370	$118,082
Finance lease cost:
Amortization of finance lease assets	11,160	3,253
Interest on finance lease liabilities	9,285	6,069
Short-term lease cost	1,839	1,940
Variable lease cost	23,874	22,913
Sublease income	(3,355)	(2,726)
Net lease costs	$159,173	$149,531

The following table presents supplemental cash flow information related to leases (in thousands):

	Year Ended December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$118,848	$117,160
Operating cash flows for finance leases	9,285	6,064
Financing cash flows for finance leases	7,520	5,496
Lease assets obtained in exchange for lease liabilities:
New, remeasured and terminated operating leases	$63,228	$59,858
New, remeasured and terminated finance leases	30,771	20,557

The following table presents other information related to leases:

	December 31,
	2024		2023
Weighted average remaining lease term:
Operating leases	11.2	years	11.3	years
Financing leases	13.7	years	17.4	years
Weighted average discount rate:
Operating leases	7.1%		7.1%
Financing leases	6.4%		6.0%

The following reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the lease liabilities in the accompanying consolidated balance sheet as of December 31, 2024 (in thousands):

	Operating	Finance
	Leases	Leases
2025	$118,276	$15,612
2026	117,606	15,531
2027	110,931	14,978
2028	107,374	14,598
2029	103,684	14,644
Thereafter	656,331	135,821
Total lease payments	1,214,202	211,184
Less: Imputed interest	(388,096)	(73,136)
Total lease obligations	826,106	138,048
Less: current portion	(61,993)	(7,044)
Noncurrent lease obligations	$764,113	$131,004

Sale-Leaseback Arrangement Recorded as Financing Transaction

On February 8, 2022, FRHP sold three properties for a total sale price of $28.0 million. Concurrent with the sale of these properties, the Company entered into three separate twenty-year lease agreements, whereby the Company agreed to lease back the properties from the acquiring company. Under each lease agreement, FR has four consecutive options to extend the lease term for additional periods of five years for each option. This transaction is accounted for as a financing transaction. The Company recorded a liability for the amount received, will continue to depreciate the non-land portion of the assets, and has imputed an interest rate so that the net carrying amount of the financial liability and remaining non-land assets will be zero at the end of the initial lease terms. The financial liability is included in other long-term liabilities in the consolidated balance sheets as of December 31, 2024 and 2023.

12. Income Taxes

CWH is organized as a Subchapter C corporation (“C-Corp”) and, as of December 31, 2024, is a 61.0% owner of CWGS, LLC (see Note 19 — Stockholders’ Equity and Note 20 — Non-Controlling Interests). CWGS, LLC is organized as a limited liability company (“LLC”) and treated as a partnership for U.S. federal and most applicable state and local income tax purposes and as such, is generally not subject to any U.S. federal entity-level income taxes. However, certain active CWGS, LLC subsidiaries, including Americas Road and Travel Club, Inc., Camping World, Inc. (“CW”) prior to the LLC Conversion (defined below), and FreedomRoads RV, Inc. and their wholly-owned subsidiaries, are subject to entity-level taxes as they are C-Corps.

Income Tax Expense

The components of the Company’s income tax (benefit) expense from operations for the years ended December 31, 2024, 2023 and 2022 consisted of (in thousands):

	2024	2023	2022
Current:
Federal	$880	$9,123	$44,613
State	689	1,558	11,170
Deferred:
Federal	(10,377)	(11,173)	28,543
State	(2,569)	(3,035)	27,957
Income tax (benefit) expense	$(11,377)	$(3,527)	$112,283

A reconciliation of income tax (benefit) expense from operations to the federal statutory rate for the years ended December 31, 2024, 2023 and 2022 were as follows (in thousands):

	2024	2023	2022
Income taxes computed at federal statutory rate(1)	$(18,955)	$10,374	$94,524
State income taxes – net of federal benefit(1)	(1,774)	(2,645)	8,362
Other differences:
State and local taxes on pass-through entities	674	1,948	3,736
Income taxes computed at the effective federal and state statutory rate for pass-through entities not subject to tax for the Company(2)	9,411	(3,927)	(53,461)
Effect of LLC Conversion(3)	—	(85,790)	208,833
(Decrease) increase in valuation allowance(4)	(1,568)	64,351	(151,058)
Impact of other state tax rate changes	(241)	4,900	967
Accrual to return	420	8,314	(1,135)
Tax credits	(501)	(582)	(743)
Uncertain Tax Positions	(128)	(547)	1,519
Other	1,285	77	739
Income tax (benefit) expense	$(11,377)	$(3,527)	$112,283

(1)	Federal and state income tax includes $0.6 million and $0.1 million of income tax expense relating to the revaluation in the Tax Receivable Agreement liability due to fluctuations in state income tax rates for 2023, and 2022, respectively. There were no changes to the Tax Receivable Agreement liability due to fluctuations in state tax rate for the year ended December 31, 2024.
(2)	The related income is taxable to the non-controlling interest.
(3)	For 2023, these amounts represent a reduction of $81.7 million to CWH’s outside basis deferred tax assets as a result of the LLC Conversion and $4.1 million related to the entity classification election, which was filed in the third quarter of 2023 with an effective date of January 2, 2023 (defined and discussed below). For 2022, these amounts represent the tax impact of the LLC Conversion, which is comprised of a $209.4 million adjustment to CW’s deferred tax assets inclusive of tax operating losses, net of a $0.6 million reduction to CWH’s outside basis deferred tax asset.
(4)	For 2024, the decrease in valuation allowance was primarily related to utilization of a portion of the capital loss carryforward. For 2023, the valuation allowance increased by $64.4 million. The valuation allowance increased by $132.2 million related to capital loss carryforward. Additionally, valuation allowance decreased by $52.5 million as a result of the LLC Conversion and its impact on realization of the CWH’s outside basis deferred tax asset and decreased by $15.3 million for activities not related to the LLC Conversion. For 2022, these amounts include a $180.4 million decrease in valuation allowance associated with the LLC Conversion, partially offset by $16.8 million of increases to the valuation allowance for activity not related to the LLC conversion, which is primarily resulting from losses of CW for which no benefit is recognized for the U.S. federal and non-unitary states. Additionally, the valuation allowance increased by $12.5 million associated with CWH’s outside basis deferred tax asset in CWGS, LLC.

LLC Conversion

Prior to 2023, CW, including certain of its subsidiaries, were taxable as C-Corps and subject to entity-level taxes. CW had historically generated operating losses for tax purposes. Only losses subject to taxes in certain state jurisdictions were available to offset taxable income generated by the Company’s other businesses. The Company completed the steps necessary to convert CW and certain of its subsidiaries from C-Corps to LLCs with an effective date of January 2, 2023 (the “LLC Conversion”). All required filings for conversion to LLC were made by December 31, 2022. Accordingly, certain effects of the LLC Conversion were recorded during the year ended December 31, 2022, as the filings were perfunctory pursuant to the rules prescribed under ASC 740, Income Taxes. Beginning with the year ending December 31, 2023, the operating losses of CW and its subsidiaries have and will offset taxable income generated by the Company’s other LLC businesses. As a result, both income tax expense recognized by CWH and the amount of required tax distributions paid to holders of common units in CWGS, LLC, under the CWGS LLC Agreement, have and will decrease. The LLC Conversion has allowed the Company to more easily integrate its retail and dealership operations and more seamlessly share resources within the RV and Outdoor Retail segment, while providing an expected future cash flow benefit for the operating companies.

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

Deferred Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and operating loss and tax credit carryforwards. Significant items comprising the net deferred tax assets at December 31, 2024 and 2023 were (in thousands):

	2024	2023
Deferred tax liabilities
Operating lease assets	$(6,068)	$(5,375)
Other	(105)	(101)
	(6,173)	(5,476)
Deferred tax assets
Investment in partnership ("Outside Basis Deferred Tax Asset")(1)	216,572	194,764
Capital loss carryforward	131,371	132,248
Tax Receivable Agreement liability	37,639	40,702
Operating lease liabilities	6,482	5,678
Business interest expense carryforward	21,164	5,597
Net operating loss and tax credit carryforward	17,472	2,061
Other investments	17,011	17,011
Other reserves	1,207	1,195
	448,918	399,256
Valuation allowance	(227,605)	(192,686)
Net deferred tax assets	$215,140	$201,094

(1)	This amount is the deferred tax asset the Company recognizes for its book to tax basis difference in its investment in CWGS, LLC.

The Company evaluates its deferred tax assets on a quarterly basis to determine if they can be realized and establishes valuation allowances when it is not more likely than not that all or a portion of the deferred tax assets can be realized. At December 31, 2024 and 2023, the Company recorded a valuation allowance on the Outside Basis Deferred Tax Asset and the capital loss carryforward that are not more likely than not to be realized. The capital loss has a five-year carryforward period. The Company maintains a valuation allowance against the Outside Basis Deferred Tax Asset pertaining to the portion that is not amortizable for tax purposes, since the Company would likely only realize the non-amortizable portion of the Outside Basis Deferred Tax Asset if the investment in CWGS, LLC was divested.

Net Operating Loss and Tax Carryforwards

As of January 2, 2023, certain subsidiaries of CWH had federal and state net operating loss carryforwards of approximately $151.7 million and $3.9 million, respectively, which are no longer available after the LLC Conversion. The conversion loss generated a net operating loss that was immediately written off as CW’s net operating losses are lost as a result of the conversion. Accordingly, the tax effect of 2023 conversion loss was zero. At December 31, 2024, the Company accumulated $11.4 million of federal net operating losses which can be carried forward indefinitely and $5.5 million of state net operating losses which will begin to expire in 2028. At December 31, 2024, the Company had federal general business credit carryforwards of $0.5 million that can be carried forward through 2044.

Tax Legislation

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was signed into law. One of the provisions of the TCJA was to amend Section 163(j) of the Internal Revenue Code, which, beginning for tax years after December 31, 2021, limits the amount of net interest expense that can be deducted by a percentage of adjusted taxable income. For the years ended December 31, 2024 and 2023, the reduction in earnings along with an increase in interest expense resulted in excess business interest expense of $110.7 million and $42.6 million, respectively, at CWGS, LLC. Additionally, this limitation on net interest expense deductibility applied to the calculation of tax distributions to common unit holders of CWGS, LLC, including CWH, under the CWGS LLC Agreement in 2023, which increased the tax distributions required to be paid. During the years ended December 31, 2024 and 2023, the Company recorded an income tax benefit of $15.6 million and $5.6 million, respectively, related to its business interest expense carryforward.

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

Uncertain Tax Positions

As of December 31, 2024 and 2023, the balance of the Company’s uncertain tax positions was $3.0 million and $3.3 million, respectively. The Company does not expect the total amount of unrecognized tax benefits to significantly change in the next 12 months.

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

During the twelve months ended December 31, 2024 and 2023,149,143 and 2,000,000 common units in CWGS, LLC, respectively, were redeemed for Class A common stock subject to the provisions of the Tax Receivable Agreement. The Company recognized a liability for the Tax Receivable Agreement payments due to those parties that redeemed common units, representing 85% of the aggregate tax benefits the Company expects to realize from the tax basis increases related to the redemption, after concluding it was probable that the Tax Receivable Agreement payments would be paid based on estimates of future taxable income. During the year ended December 31, 2024 and 2023, the Tax Receivable Agreement liability increased $0.9 million and $5.6 million, respectively, as a result of common unit redemptions.

As of December 31, 2024, and December 31, 2023, the amount of Tax Receivable Agreement payments due under the Tax Receivable Agreement was $150.4 million and $162.8 million, respectively, of which $13.4 million of the December 31, 2023 balance was paid during the year ended December 31, 2024. The Company does not expect a cash tax reduction for tax benefits subject to the Tax Receivable Agreement during the year ended December 31, 2024 and, therefore, does not expect a payment under the Tax Receivable Agreement to be made during the year ending December 31, 2025.

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

The Company and its subsidiaries file U.S. federal income tax returns and tax returns in various states. During the year ended December 31, 2024, the Company was notified by the state of New York that its 2021 and 2022 state income tax returns were under examination. The Company finalized its 2020 and 2021 California income tax audits with no adjustments. The Company is not under any other material audits in any jurisdiction. With few exceptions, the Company is no longer subject to U.S. federal, state, and local income tax examinations by tax authorities for years before 2021.

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

Recurring Fair Value Measurements

The following table presents the reported carrying values and the fair values by level of the Company’s assets and liabilities measured at fair value on a recurring basis:

	December 31, 2024		December 31, 2023
($ in thousands)	Carrying Value	Level 3	Carrying Value	Level 3
Assets:
Derived participation investment (1)	$156	$156	$—	$—
Liabilities:
Acquisition-related contingent consideration (2)	368	368	—	—

(1)	Derived participation investment was included in other assets in the accompanying consolidated balance sheets.
(2)	The $0.2 million currently and $0.2 million non-current portions of acquisition-related contingent consideration were included in accrued liabilities and other long-term liabilities, respectively, in the accompanying balance sheets.

The following table presents fair value measurements using significant unobservable inputs (Level 3):

	Year Ended December 31, 2024
($ in thousands)	Derived Participation Investment	Acquisition-related contingent consideration
Beginning balance	$—	$—
Business combinations	—	368
Purchases	5,269	—
Settlements	(5,779)	—
Gains included in earnings	666	—
Ending balance	$156	$368

Derived Participation Investment

The Company has entered into an arrangement with a consumer financing partner to invest in a participation interest in the cash flows of certain financing transactions under the white label financing program with such consumer financing partner. The fair value of this investment was estimated by discounting the projected cash flows subject to the participation interest. The assumptions in the analysis included loan losses, prepayments, and recoveries derived based on historical observation of such data pertaining to the RV industry, as well as other relevant industries with loan structure similar to that of the RV industry. This is categorized as a Level 3 measurement and there was no significant change in unrealized gains or losses during the year ended December 31, 2024.

Contingent Consideration

The Company’s contingent consideration liability was established as part of the consideration for the acquisition of a tire rescue roadside assistance business in June 2024. The fair value of this liability was estimated as the present value of the probability weighted milestone payments at each of the first two anniversaries of the date of the acquisition for a maximum aggregate payment of $0.5 million if all milestones are reached. The assumptions in the analysis included the Company’s assessment of the probability that the milestones will be reached and a discount rate based primarily on the Company’s credit risk and its ability to pay. This is categorized as a Level 3 measurement and there was no significant change in unrealized gains or losses during the year ended December 31, 2024.

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

	Fair Value	December 31, 2024		December 31, 2023
($ in thousands)	Measurement	Carrying Value	Fair Value	Carrying Value	Fair Value
Term Loan Facility	Level 2	$1,335,535	$1,320,286	$1,346,229	$1,328,892
Floor Plan Facility Revolving Line of Credit	Level 2	—	—	20,885	21,732
Real Estate Facilities(1)	Level 2	173,132	176,684	183,892	195,029
Other Long-Term Debt	Level 2	7,926	6,652	8,246	6,702

(1)	The carrying value of Real Estate Facilities at December 31, 2023 includes the $17.3 million reported as liabilities related to assets held for sale in the consolidated balance sheet.

14. Commitments and Contingencies

Sponsorship and Other Agreements

The Company enters into sponsorship and brand licensing agreements from time to time. Current sponsorship agreements run through 2028. The sponsorship and brand licensing agreements consist of annual fees payable in the aggregate of $2.6 million in 2025, $1.8 million in 2026, $0.4 million in 2027, and $0.4 million in 2028, which are recognized to expense over the expected benefit period.

The Company enters into subscription agreements from time to time. Currently there are subscription agreements for future software services consisting of annual fees payable as follows: $26.0 million in 2025, $20.9 million in 2026, $12.7 million in 2027, $3.0 million in 2028, and $1.2 million in 2029. Expense is recognized ratably over the term of the agreement.

Self-Insurance Program

Self-insurance reserves represent amounts established as a result of insurance programs under which the Company self-insures portions of the business risks. The Company carries substantial premium-paid, traditional risk transfer insurance for various business risks. The Company self-insures and establishes reserves for the retention on workers’ compensation insurance, general liability, automobile liability, and employee health claims. The self-insured claims liability was approximately $34.7 million and $29.4 million at December 31, 2024 and 2023, respectively. The determination of such claims and expenses and the appropriateness of the related liability are continually reviewed and updated. The self-insurance accruals are calculated by actuaries and are based on claims filed and include estimates for claims incurred but not yet reported. Projections of future losses, including incurred but not reported losses, are inherently uncertain because of the varying nature of insurance claims and could be substantially affected if occurrences and claims differ significantly from these assumptions and historical trends. In addition, the Company has obtained letters of credit as required by insurance carriers. As of December 31, 2024 and December 31, 2023, these letters of credit were $19.2 million and $17.2 million, respectively. This includes $14.3 million and $12.3 million for December 31, 2024 and December 31, 2023, respectively, issued under the Floor Plan Facility (see Note 4 —

Inventories and Floor Plan Payables), and the balance issued under the Company’s Senior Secured Credit Facilities (see Note 10 — Long-Term Debt).

Litigation

Weissmann Complaint

On June 22, 2021, FreedomRoads Holding Company, LLC (“FR Holdco”), an indirect wholly-owned subsidiary of CWGS, LLC, filed a one-count complaint captioned FreedomRoads Holding Company, LLC v. Steve Weissmann in the Circuit Court of Cook County, Illinois against Steve Weissmann (“Weissmann”) for breach of contractual obligation under note guarantee (the “Note”) (the “Weissmann Complaint”). On October 8, 2021, Weissmann brought a counterclaim against FR Holdco and third-party defendants Marcus A. Lemonis, NBCUniversal Media, LLC, the Consumer National Broadcasting Company, Camping World, Inc. (“CW”), and Machete Productions (“Machete”) (the “Weissmann Counterclaim”), in which he alleges claims in connection with the Note and his appearance on the reality television show The Profit. Weissmann alleges the following causes of action against FR Holdco and all third-party defendants, including CW: (i) fraud; (ii) fraud in the inducement; (iii) fraudulent concealment; (iv) breach of fiduciary duty; (v) defamation; (vi) defamation per se; (vii) false light; (viii) intentional infliction of emotional distress; (ix) negligence; (x) unjust enrichment; and (xi) RICO § 1962. Weissmann seeks costs and damages in an amount to be proven at trial but no less than the amount in the Note (approximately $2.5 million); in connection with his RICO claim, Weissmann asserts he is entitled to damages in the amount of three times the Note. On February 18, 2022, NBCUniversal, CNBC, and Machete filed a motion to compel arbitration (the “NBC Arbitration Motion”). On May 5, 2022, an agreed order was filed staying the litigation in favor of arbitration. On May 31, 2022, FR Holdco filed an arbitration demand against Weissmann for collection on the Note. Weissmann filed his response and counterclaims, and third-party claims against FR Holdco, CW, Marcus A. Lemonis, NBCUniversal, and Machete on July 7, 2022. On or about July 21, 2022, FR Holdco and the other respondents filed their responses and affirmative defenses. On March 11, 2024, FR Holdco’s arbitration demand and the Weissmann arbitration demand were tried before a single arbitrator pursuant to the JAMS streamlined arbitration rules in a confidential arbitration hearing. On May 23, 2024, the arbitrator issued an interim award in favor of FR Holdco in the amount of $4,318,892, plus interest, costs, and attorneys’ fees as set forth in the Tumbleweed bankruptcy plan and to be determined by the arbitrator in subsequent proceedings. On July 31, 2024, the arbitrator heard the parties’ arguments on the amount of attorneys’ fees and costs owed to FR Holdco, after Weissmann conceded in a written briefing the obligation to pay attorneys’ fees and costs to FR Holdco as the prevailing party. On September 12, 2024, the arbitrator issued a final award in favor of FR Holdco in the amount of $4,990,006, in the manner described in the Tumbleweed bankruptcy plan. Weissmann is jointly and severally liable for $4,106,884 of that amount. On September 24, 2024, Weissmann and Tumbleweed filed a Petition to Vacate Arbitration Award in the Superior Court for the State of California, County of Los Angeles. On September 27, 2024, FR Holdco, CW, Marcus A. Lemonis, NBCUniversal, and Machete filed a Petition to Confirm Arbitration Award in the Superior Court for the State of California, County of Los Angeles. On January 16, 2025, Superior Court for the State of California, County of Los Angeles granted the Petition to Confirm Arbitration Award and denied the Petition to Vacate Arbitration Award, concluding the litigation. There can be no assurances that we will be able to collect amounts owed pursuant to the Arbitration Award.

Tumbleweed Complaint

On November 10, 2021, Tumbleweed Tiny House Company, Inc. (“Tumbleweed”) filed a complaint against FR Holdco, CW, Marcus A. Lemonis, NBCUniversal Media, LLC, and Machete Productions in which Tumbleweed alleges claims in connection with the Note and its appearance on the reality television show The Profit (the “Tumbleweed Complaint”), seeking primarily monetary damages. Tumbleweed alleges the following claims against the defendants, including FR Holdco and CW: (i) fraud; (ii) false promise; (iii) breach of fiduciary duty (and aiding and abetting the same); (iv) breach of contract; (v) breach of oral contract; (vi) tortious interference with prospective economic advantage; (vii) fraud in the inducement; (viii) negligent misrepresentation; (ix) fraudulent concealment; (x) conspiracy; (xi) unlawful business practices; (xii) defamation; and (xiii) declaratory judgment. On April 21, 2022, the Court granted a motion to compel arbitration filed by NBCUniversal and joined by all defendants, including FR Holdco, CW, and Marcus A. Lemonis, compelling Tumbleweed’s claims to arbitration. Tumbleweed served its arbitration demand on FR Holdco, CW, and Marcus A. Lemonis on May 17, 2022. FR Holdco, CW, and Marcus A. Lemonis filed responses and affirmative defenses on May 31, 2022. On July 20, 2022, pursuant to the JAMS streamlined arbitration rules, the Tumbleweed Complaint was consolidated together with the Weissmann Complaint. The parties have exchanged discovery. On March 11, 2024, FR Holdco’s arbitration demand and the Weissman arbitration demand were tried before a single arbitrator pursuant to the JAMS streamlined arbitration rules in a confidential arbitration hearing. On May 23, 2024, the arbitrator issued an interim award in favor of all respondents, including FR Holdco, CW, and Lemonis. On July 31, 2024, the arbitrator heard the parties arguments on the amount of attorneys’ fees and costs owed to FR Holdco, CW, Lemonis, and the other defendants, after Tumbleweed conceded the obligation to pay attorneys’ fees and costs to the prevailing parties. On September 12, 2024, the arbitrator issued a final award in favor of FR Holdco, CW, Lemonis in the amount of $3,793,455 in attorneys’ fees and $626,611 in costs. The arbitrator also awarded $4,990,006 in favor of FR Holdco. On September 24, 2024, Weissmann and Tumbleweed filed a Petition to Vacate Arbitration Award in the Superior Court for the State of California, County of Los Angeles. On September 27, 2024, FR Holdco, CW, Marcus A. Lemonis, NBCUniversal, and Machete filed a Petition to Confirm Arbitration Award in the Superior Court for the State of California, County of Los Angeles. On January 16, 2025, Superior Court for the State of California, County of Los Angeles granted the Petition to Confirm Arbitration Award and denied the Petition to Vacate Arbitration Award, concluding the litigation. There can be no assurances that we will be able to collect amounts owed pursuant to the Arbitration Award.

Precise Complaint

On May 3, 2022, Lynn E. Feldman, Esquire, in her capacity as the Chapter 7 Trustee (the “Trustee”) for the Estate of Precise Graphix, LLC (the “Precise Estate”) filed a complaint against NBCUniversal Media, LLC, Machete Corporation, and CW in which the Trustee alleges claims on behalf of the Precise Estate in connection with its appearance on The Profit and subsequent commercial relationship with CW (the “Precise Complaint”), seeking primarily monetary damages from CW. The Trustee alleges the following claims against defendants, including CW: (i) fraud; (ii) false promise; (iii) breach of fiduciary duty; (iv) breach of contract; (v) breach of oral contract; (vi) fraud in the inducement; (vii) negligent misrepresentation; (viii) fraudulent concealment; (ix) conspiracy; (x) unlawful business practices in violation of California Business and Professions Code §17200; (xi) aiding and abetting; (xii) breach of fiduciary duty; and (xiii) declaratory judgment. The Trustee did not serve the Precise Complaint on CW. On July 3, 2022, the Precise Estate filed its arbitration demand against CW, NBCUniversal, and Machete alleging substantially similar claims as the Precise Complaint. On April 4, 2023, the Precise Estate’s arbitration demand was tried before a single arbitrator pursuant to the JAMS streamlined arbitration rules in a confidential arbitration hearing. On May 31, 2023, the Arbitration was concluded and an award was entered by the Arbitrator against the Precise Estate in the amount of $7.1 million (the “Final Award”), of which CW would be entitled to $3.7 million. On June 13, 2023, the Trustee filed a notice of appeal of the Final Award with JAMS. On June 29, 2023, CW advanced the Trustee’s portion of the fee required by JAMS to advance the appeal. On July 5, 2023, CW filed an application in the United States Bankruptcy Court for the Eastern District of Pennsylvania (the “USBC”) seeking an order, inter alia, allowing the JAMS fee as an administrative expense of the Precise Estate. On July 14, 2023, the Trustee and respondents, including CW, filed a stipulation and agreed order (the “Stipulation”) as follows: (1) upon approval and entry of the Stipulation, CW’s claim for $3,500 shall be allowed and reimbursed; (2) the Trustee will notify JAMS that she is irrevocably withdrawing and ending her pending appeal of the Final Award; and (3) the Trustee will not dispute the amount of the Final Award. On July 17, 2023, the USBC entered the Stipulation as an order, which became final upon the expiration of the ten (10) day appeal period. Precise withdrew its appeal and on August 14, 2023 JAMS closed the arbitration. On September 25, 2023, the Superior Court of the State of California, upon motion by defendants, confirmed the arbitration award. On October 6, 2023, defendants filed an application in the matter of In re: Precise Graphix, LLC, pending in the United States Bankruptcy Court for the Eastern District of Pennsylvania (the “Bankruptcy Court”) seeking to have the fee award deemed an administrative expense in the Precise Estate. On April 4, 2024, the Trustee, CW, and the Precise Estate entered into a settlement agreement which provides for, among other things, an allowed claim against the Precise

Estate in favor of CW in the amount of $3.7 million, a portion of which is payable upon the entry of a final order of the Bankruptcy Estate approving the settlement agreement and mutual releases from the parties (the “Settlement Agreement”). On May 7, 2024, the Bankruptcy Court approved the Settlement Agreement. There can be no assurances that we will be able to collect amounts owed pursuant to the Settlement Agreement.

General

From time to time, the Company is involved in litigation arising in the normal course of business operations. While the outcome of litigation cannot be predicted with certainty, and some lawsuits, claims or proceedings may be determined adversely to the Company, management does not believe that the disposition of any pending matters is likely to have a material adverse effect on the Company’s financial statements. The Company records a liability in its consolidated financial statements for these matters when a loss is known or considered probable and the amount can be reasonably estimated. The Company reviews these estimates each accounting period as additional information is known and adjusts the loss provision when appropriate. If a matter is both probable to result in a liability and the amounts of loss can be reasonably estimated, the Company estimates and discloses the possible loss or range of loss to the extent necessary to make the consolidated financial statements not misleading. If the loss is not probable or cannot be reasonably estimated, a liability is not recorded in its consolidated financial statements.

Supplier Agreement

In connection with the divestiture of CWDS, the Company entered into a Supplier Agreement with the buyer that requires the Company to purchase an aggregate $250.0 million of product over the approximately 10-year term of the Supplier Agreement. See Note 6 — Assets Held for Sale and Business Divestiture for a discussion of the divestiture of CWDS.

Employment Agreements

The Company has employment agreements with certain officers. The agreements include, among other things, an annual bonus based on certain performance-based criteria and certain severance benefits in the event of a qualifying termination.

Financial Assurances

In the normal course of business, the Company obtains standby letters of credit and surety bonds from financial institutions and other third parties. These instruments guarantee the Company’s own future performance and provide third parties with financial and performance assurance in the event that the Company does not perform. These instruments support a wide variety of the Company’s business activities. As of December 31, 2024 and December 31, 2023, outstanding standby letters of credit issued through our Floor Plan Facility were $14.3 million and $12.3 million, respectively, (see Note 4 — Inventories and Floor Plan Payables) and outstanding standby letters of credit issued through the Senior Secured Credit Facilities were $4.9 million and $4.9 million, respectively (see Note 10 — Long-Term Debt). As of December 31, 2024 and December 31, 2023, outstanding surety bonds were $26.6 million and $23.2 million, respectively. The underlying liabilities to which these instruments relate are reflected on the Company’s accompanying consolidated balance sheets, where applicable. Therefore, no additional liability is reflected for the letters of credit and surety bonds themselves.

15. Related Party Transactions

Transactions with Directors, Equity Holders and Executive Officers

FR leases various RV dealership locations from managers and officers. During 2023 and 2022, the related party lease expense for these locations were $3.4 million and $3.4 million, respectively. For the year ended December 31, 2024 there was no related party lease expense.

In January 2012, FR entered into a lease for what is now its previous corporate headquarters in Lincolnshire, Illinois, which was amended as of March 2013, November 2019, October 2020, and October 2021 (the “Lincolnshire Lease”). This lease expired in March 2024. For the years ended December 31, 2024, 2023, and 2022, rental payments for the Lincolnshire Lease, including common area maintenance charges, were $0.2 million, $0.9 million, and $0.9 million, respectively. The Company’s Chairman and Chief Executive Officer had personally guaranteed the Lincolnshire Lease.

In October 2022, the Company purchased a property to be used as office space in Lincolnshire, Illinois, for $4.5 million from the Company’s Chairman and Chief Executive Officer. This office space became the Company’s corporate headquarters in February 2024.

Other Transactions

The Company paid Adams Outdoor Advertising, Inc., an entity for which Andris A. Baltins serves as a member of its Board of Directors, $0.1 million for both of the years ended December 31, 2024 and December 31, 2023 for advertising services.

The Company paid Kaplan, Strangis and Kaplan, P.A., of which Andris A. Baltins is a member, and a member of the Company’s Board of Directors $0.1 million and $0.2 million for the years ended December 31, 2023, and 2022, respectively, for legal services. Amounts paid for the year ended December 31, 2024 were immaterial.

16. Acquisitions

In 2024 and 2023, subsidiaries of the Company acquired the assets of multiple RV dealerships that constituted businesses under GAAP. The Company used cash and borrowings under its Floor Plan Facility to complete the acquisitions. The Company considers acquisitions of independent dealerships to be a fast and capital efficient alternative to opening new greenfield store locations to expand its business and grow its customer base. The acquired businesses were recorded at their estimated fair values under the acquisition method of accounting. The balance of the purchase prices in excess of the fair values of net assets acquired were recorded as goodwill.

In 2024, the RV and Outdoor Retail segment acquired the assets of various RV dealerships comprised of nine locations for an aggregate purchase price of approximately $69.4 million. Separate from these acquisitions, during the year ended December 31, 2024, the Company purchased real property for an aggregate purchase price of $9.6 million. Additionally, in June 2024, the Good Sam Services and Plans segment acquired the assets of a tire rescue roadside assistance business for $1.8 million in cash and up to an aggregate $0.5 million of milestone payments of which half is potentially payable at each of the first two anniversaries of the date of the acquisition. These potential milestone payments were recorded as contingent consideration with a fair value of $0.4 million. The tire rescue roadside assistance business includes a robust dispatch platform and strong network of service providers, which provide an opportunity to serve our customer base more effectively and reduce cost.

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

The estimated fair values of the assets acquired and liabilities assumed for the acquisitions of dealerships and the outdoor publication consist of the following, net of insignificant measurement period adjustments relating to acquisitions from the respective previous year:

	Year Ended December 31,
($ in thousands)	2024	2023
Tangible assets (liabilities) acquired (assumed):
Accounts receivable, net	$4	$—
Inventories, net	36,431	119,672
Prepaid expenses and other assets	—	170
Property and equipment, net	296	1,407
Operating lease assets	15,328	916
Accounts payable	(5)	(6)
Accrued liabilities	(35)	(63)
Current portion of operating lease liabilities	(1,112)	(208)
Other current liabilities	(23)	(520)
Operating lease liabilities, net of current portion	(14,216)	(708)
Total tangible net assets acquired	36,668	120,660
Intangible assets acquired:
Supplier and customer relationships	2,595	—
Websites and developed technology	600	—
Total intangible assets acquired	3,195	—
Goodwill	31,701	88,799
Purchase price of acquisitions	71,564	209,459
Application of deposit paid in prior period	(8,873)	—
Contingent consideration	(368)	—
Lazydays acquisition deposit	10,000	—
Cash paid for acquisitions, net of cash acquired	72,323	209,459
Inventory purchases financed via floor plan	(49,162)	(100,331)
Cash payment net of floor plan financing	$23,161	$109,128

The fair values above for the year ended December 31, 2024 are preliminary as they are subject to measurement period adjustments for up to one year from the date of acquisition as new information is obtained about facts and circumstances that existed as of the acquisition date relating to the valuation of the acquired assets, primarily the acquired inventories.

During the year ended December 31, 2024, the fair values include a measurement period adjustment to record $2.6 million of other intangible assets from a RV dealership acquisition that occurred during the year ended December 31, 2023. These intangible assets had an estimated useful life of 15 years; however, these intangible assets were sold for $2.6 million during the 2024. Developed technology intangible asset acquired of $0.6 million has an estimated useful life of five years.

The primary items that generated the goodwill are the value of the expected synergies between the acquired businesses and the Company and the acquired assembled workforce, neither of which qualify for recognition as a separately identified intangible asset. For the years ended December 31, 2024 and 2023, acquired goodwill of $31.7 million and $88.8 million is expected to be deductible for tax purposes.

Included in the consolidated financial results for the years ended December 31, 2024 and 2023 were $99.6 million and $99.8 million of revenue, respectively, and $0.2 million and $8.1 million of pre-tax loss, respectively, from the acquisitions as of their applicable acquisition dates. Pro forma information on these acquisitions has not been included, because the Company has deemed them to not be individually or cumulatively material.

In November 2024, the Company entered into an agreement with Lazydays Holdings, Inc. (“Lazydays”) to acquire the assets and certain real estate of seven RV dealerships from Lazydays, which the Company expects will close in March 2025. In November 2024, the Company paid a $10.0 million deposit to Lazydays that will convert to 9.7 million shares of Lazydays common stock upon closing of the transaction. At December 31, 2024, this deposit was included in other assets in the accompanying consolidated balance sheet. During February 2025, the Company closed on the purchase of three locations from the Lazydays transaction, which included the purchase of associated real estate of $35.5 million.

17. Statements of Cash Flows

Supplemental disclosures of cash flow information for the following periods (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cash paid (received) during the period for:
Interest	$238,553	$214,082	$106,997
Income taxes	(116)	3,352	54,579
Noncash investing and financing activities:
Leasehold improvements paid by lessor	—	256	361
Capital expenditures in accounts payable and accrued liabilities	8,153	5,833	12,377
Contingent consideration recognized as partial consideration for purchase of a business	368	—	—
Fair value of holdback receivable recognized as partial consideration for divestiture of a business	933	—	—
Supplier agreement intangible asset recognized as partial consideration for divestiture of a business	9,500	—	—
Prior period deposit applied to portion of purchase price of RV dealership acquisition	8,873	—	—
Purchase of real property through assumption of other long-term debt	—	5,185	—
Note receivable exchanged for amounts owed by other investment	—	2,153
Par value of Class A common stock issued for redemption of common units in CWGS, LLC	1	20	1
Cost of treasury stock issued for vested restricted stock units	15,320	29,542	42,640

18. Benefit Plan

The Freedom Roads 401(k) Defined Contribution Plan (“FreedomRewards 401(k) Plan”) is qualified under Sections 401(a) and 401(k) of the Internal Revenue Service Code of 1986, as amended. All employees over age 18, including the executive officers, are eligible to participate in the Freedom Rewards 401(k) Plan. Any favorable vesting was permitted for any affected participants pursuant to FreedomRewards 401(k) Plan Amendment No. 3 signed December 15, 2011, and effective January 1, 2012. Non-highly compensated employees may defer up to 75% of their eligible compensation up to the Internal Revenue Service limits. Highly compensated employees may defer up to 15% of their eligible compensation up to the Internal Revenue Service limits. The Company contributed $2.8 million to the Company’s 401(k) Plan for 2023. There were no contributions by the Company to the Company’s 401(k) Plan for 2024 or 2022.

19. Stockholders’ Equity

CWGS, LLC Ownership

CWH is the sole managing member of CWGS, LLC and has the sole voting power in, and controls the management of, CWGS, LLC (See Note 20 – Non-Controlling Interests for further information about the ownership of CWGS, LLC). The remaining interest in CWGS, LLC, was held by the Continuing Equity Owners, who may redeem at each of their options their common units for, at the Company’s election (determined solely by the Company’s independent directors (within the meaning of the rules of the New York Stock Exchange)

who are disinterested), cash or newly issued shares of the Company’s Class A common stock. Accordingly, the Company consolidated the financial results of CWGS, LLC and reported a non-controlling interest in its consolidated financial statements. In accordance with the CWGS LLC Agreement, CWGS, LLC has made cash distributions to all common unit holders of CWGS, LLC in an amount sufficient for 1) CWH to pay the portion of its regular quarterly cash dividend to holders of its Class A common stock that is unrelated to tax distributions, if any, and 2) the common unit holders of CWGS, LLC to pay their income tax obligation on their allocated portion of CWGS, LLC income at the highest tax rate for all common unit holders of CWGS, LLC. The payment of these cash distributions by CWGS, LLC to Continuing Equity Owners are recorded as distributions to holders of CWGS, LLC common units in the accompanying Consolidated Statements of Stockholders’ Equity and Consolidated Statements of Cash Flows. The payment of these cash distributions by CWGS, LLC to CWH are within the consolidated group and, therefore, are not included in the distributions to holders of CWGS, LLC common units in the accompanying Consolidated Statements of Stockholders’ Equity and Consolidated Statements of Cash Flows.

Common Stock Economic and Voting Rights

Each share of the Company’s Class A common stock and Class B common stock entitles its holders to one vote per share on all matters presented to the Company’s stockholders generally; provided that, for as long as ML Related Parties, directly or indirectly, beneficially own in the aggregate 27.5% or more of all of the outstanding common units of CWGS, LLC, the shares of Class B common stock held by the ML Related Parties will entitle the ML Related Parties to the number of votes necessary such that the ML Related Parties, in the aggregate, cast 47% of the total votes eligible to be cast by all of the Company’s stockholders on all matters presented to a vote of the Company’s stockholders generally. Additionally, the one share of Class C common stock entitles its holder to the number of votes necessary such that the holder casts 5% of the total votes eligible to be cast by all of the Company’s stockholders on all matters presented to a vote of the Company’s stockholders generally. The one share of Class C common stock is owned by ML RV Group, LLC, a Delaware limited liability company, wholly-owned by the Company’s Chairman and Chief Executive Officer, Marcus A. Lemonis.

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

November 2024 Public Offering

On November 1, 2024, the Company completed a public offering (the “November 2024 Public Offering”) in which the Company sold 14,634,146 shares of the Company’s Class A common stock at a public offering price of $20.50 per share (or $19.81 per share after underwriting discounts and commissions). The Company received $289.9 million in proceeds, net of underwriting discounts and commissions, which were used to purchase 14,634,146 common units from CWGS, LLC at a price per unit equal to the public offering price per share of Class A common stock in the November 2024 Public Offering, less underwriting discounts and commissions.

Additionally, in November 2024, the underwriters exercised their option to purchase an additional 2,195,121 shares of Class A common stock and the Company received $43.5 million in additional proceeds, net of underwriting discounts and commissions, which were used to purchase 2,195,121 common units from CWGS, LLC at a price per unit equal to the public offering price per share of Class A common stock in the November 2024 Public Offering, less underwriting discounts and commissions.

Of the 16,829,267 shares Class A common stock sold in the November 2024 Public Offering, 4,228,700 were issued from treasury stock and the remainder were newly-issued shares. The Company incurred approximately $1.0 million of offering costs that were recorded as a reduction in the additional paid-in capital recorded for the proceeds from the November 2024 Public Offering in the consolidated statement of stockholders’ equity.

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

During the years ended December 31, 2024 and 2023, the Company did not repurchase Class A common stock under the stock repurchase program. During the year ended December 31, 2022, the Company repurchased 2,592,524 shares of Class A common stock under this program for approximately $79.8 million including commissions paid, at a weighted average price per share of $30.76, which is recorded as treasury stock on the accompanying consolidated balance sheets. Class A common stock held as treasury stock is not considered outstanding. During the years ended December 31, 2024 and 2023, the Company reissued 322,271 and 579,176 shares of Class A common stock from treasury stock to settle the exercises of stock options, vesting of restricted stock units, and settlement of other stock-based awards under the Company’s 2016 Incentive Award Plan (the “2016 Plan”), respectively, (see Note 21 — Stock-Based Compensation Plans). As discussed above, the Company reissued 4,228,700 shares of Class A common stock held as treasury in the November 2024 Public Offering. As of December 31, 2024 and 2023, the remaining approved amount for repurchases of Class A common stock under the share repurchase program was approximately $120.2 million.

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

The following table summarizes the CWGS, LLC common unit ownership by CWH and the Continuing Equity Owners:

	As of December 31, 2024		As of December 31, 2023
	Common Units	Ownership %	Common Units	Ownership %
CWH	62,502,096	61.0%	45,020,116	52.9%
Continuing Equity Owners	39,895,393	39.0%	40,044,536	47.1%
Total	102,397,489	100.0%	85,064,652	100.0%

During the year ended December 31, 2022, CWGS Holding, LLC, a wholly owned subsidiary of ML Acquisition Company, LLC, which is indirectly owned by each of the estate of Stephen Adams, a former member of the Company’s Board of Directors, and Marcus A. Lemonis, the Company’s Chairman and Chief Executive Officer gifted 2,000,000 common units of CWGS, LLC in total to a college and hospital in 2022 (“2022 Common Unit Giftees”), which resulted in the corresponding 2,000,000 of Class B common stock being transferred to the 2022 Common Unit Giftees. On January 1, 2023, the 2022 Common Unit Giftees redeemed the 2,000,000 common units of CWGS, LLC for 2,000,000 shares of the Company’s Class A common stock, which also resulted in the cancellation of 2,000,000 shares of the Company’s Class B common stock that had been transferred to the 2022 Common Unit Giftees with no additional consideration provided.

The following table summarizes the effects of changes in ownership in CWGS, LLC on the Company’s equity:

	Year Ended December 31,
($ in thousands)	2024	2023	2022
Net (loss) income attributable to Camping World Holdings, Inc.	$(38,637)	$33,372	$123,748
Transfers to non-controlling interests:
Decrease in additional paid-in capital as a result of the purchase of common units from CWGS, LLC with proceeds from the public offering	(118,798)	—	—
Decrease in additional paid-in capital as a result of the purchase of common units from CWGS, LLC with proceeds from the exercise of stock options	(239)	(485)	(245)
Decrease in additional paid-in capital as a result of the vesting of restricted stock units	(13,097)	(25,080)	(35,831)
(Decrease) increase in additional paid-in capital as a result of repurchases of Class A common stock for withholding taxes on vested RSUs	(487)	3,016	2,371
Increase in additional paid-in capital as a result of repurchases of Class A common stock for treasury stock	—	—	27,561
Increase in additional paid-in capital as a result of the redemption of common units of CWGS, LLC	1,531	1,169	41,844
Change from net (loss) income attributable to Camping World Holdings, Inc. and transfers to non-controlling interests	$(169,727)	$11,992	$159,448

21. Stock-Based Compensation Plans

The following table summarizes the stock-based compensation that has been included in the following line items within the consolidated statements of operations during:

	Year Ended December 31,
($ in thousands)	2024	2023	2022
Stock-based compensation expense:
Costs applicable to revenue	$372	$895	$689
Selling, general, and administrative	21,213	23,191	33,158
Total stock-based compensation expense	$21,585	$24,086	$33,847
Total income tax benefit recognized related to stock-based compensation	$2,963	$3,205	$3,809

2016 Incentive Award Plan

In October 2016, the Company adopted the 2016 Plan under which the Company may grant up to 14,693,518 stock options, restricted stock units, and other types of stock-based awards to employees, consultants or non-employee directors of the Company through September 2026. The Company does not intend to use cash to settle any of its stock-based awards. Upon the exercise of a stock option award, the vesting of a restricted stock unit or the award of common stock or restricted stock, shares of Class A common stock are issued from authorized but unissued shares or from shares held in treasury. Stock options and restricted stock units granted to employees generally vest in equal annual installments over a three to five-year period and are canceled upon termination of employment, although vested stock options may generally be exercised for a limited period of time after termination. Stock options are granted with an exercise price equal to the fair market value of the Company’s Class A common stock on the date of grant. Stock option grants expire after ten years unless canceled earlier due to termination of employment. Restricted stock units granted to non-employee directors vest in equal annual installments over a one-year or three-year period subject to voluntary deferral elections made prior to the grant.

The Company did not grant any stock options during the years ended December 31, 2024, 2023 and 2022. A summary of stock option activity for the year ended December 31, 2024 is as follows:

				Weighted Average
			Aggregate	Remaining
	Stock Options	Weighted Average	Intrinsic Value	Contractual Life
	(in thousands)	Exercise Price	(in thousands)	(years)
Outstanding at December 31, 2023	193	$21.92
Exercised	(26)	$21.53
Forfeited	(12)	$22.00
Outstanding and exercisable at December 31, 2024	155	$21.98	$—	1.8

At December 31, 2024, 2023 and 2022, all stock options were fully vested. The intrinsic value of stock options exercised was insignificant, $0.1 million and $0.2 million for the years ended December 31, 2024, 2023 and 2022, respectively. The actual tax benefit for the tax deductions from the exercise of stock options was not significant for the years ended December 31, 2024, 2023 and 2022.

A summary of restricted stock unit activity for the year ended December 31, 2024 is as follows:

	Restricted	Weighted Average
	Stock Units	Grant Date
	(in thousands)	Fair Value
Outstanding at December 31, 2023	1,875	$29.39
Granted	633	$21.51
Vested	(717)	$29.65
Forfeited	(139)	$28.14
Outstanding at December 31, 2024	1,652	$25.61

The weighted-average grant date fair value of restricted stock units granted during the years ended December 31, 2024, 2023 and 2022 was $21.51, $19.72, and $23.12, respectively. At December 31, 2024, the intrinsic value of unvested restricted stock units was $34.8 million. At December 31, 2024, total unrecognized compensation cost related to unvested restricted stock units was $34.6 million and is expected to be recognized over a weighted-average period of 2.9 years.

The fair value of restricted stock units that vested during the years ended December 31, 2024, 2023 and 2022 was $16.2 million, $20.7 million, and $35.1 million, respectively. The actual tax benefit for the tax deductions from the vesting of restricted stock units was $2.2 million, $2.8 million, and $4.9 million for the years ended December 31, 2024, 2023, and 2022, respectively. A portion of the actual tax benefit for tax deductions from the vesting of restricted stock units relating to the year ended December 31, 2024 was subject to limitations on deductibility of executive compensation. The restricted stock units that vested were typically net share settled such that the Company withheld shares with value equivalent to the employees’ statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld were based on the value of the restricted stock units on their respective vesting dates as determined by the Company’s closing stock price. Total payments for the employees’ tax obligations to taxing authorities are reflected as a financing activity within the Consolidated Statements of Cash Flows. These net share settlements had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company.

In January 2025, the Company granted a total of 447,350 RSUs to employees with an aggregate grant date fair value of $9.8 million and weighted-average grant date fair value of $21.85 per RSU, which will be recognized, net of forfeitures, over a vesting period of five years.

In January 2025, pursuant to the approval of the amended and restated employment agreement with Marcus A. Lemonis, the Company granted Mr. Lemonis (i) an award of 600,000 RSUs with a grant date fair value of $22.13 per RSU, which will be recognized, net of forfeitures, over a vesting period of approximately three years, and (ii) an award of performance stock units (“PSU”) under the 2016 Plan with respect to 750,000 PSUs if earned at “target” levels of performance, which will be eligible to vest based on the achievement of specified stock price hurdles over a three year performance period. The PSUs have a weighted-average grant date fair value of $13.84 per PSU, which will be recognized over a weighted-average derived service period of approximately one year if the respective derived service period and/or vesting conditions are satisfied.

22. (Loss) Earnings Per Share

Basic (loss) earnings per share of Class A common stock is computed by dividing net (loss) income available to Camping World Holdings, Inc. by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted (loss) earnings per share of Class A common stock is computed by dividing net (loss) income available to Camping World Holdings, Inc. by the weighted-average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive securities.

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted (loss) earnings per share of Class A common stock:

	Year Ended December 31,
(In thousands except per share amounts)	2024	2023	2022
Numerator:
Net (loss) income	$(78,880)	$52,929	$337,832
Less: net (loss) income attributable to non-controlling interests	40,243	(19,557)	(214,084)
Net (loss) income attributable to Camping World Holdings, Inc. — basic	(38,637)	33,372	123,748
Add: reallocation of net income attributable to non-controlling interests from the assumed dilutive effect of stock options and RSUs	—	—	938
Add: reallocation of net income attributable to non-controlling interests from the assumed redemption of common units of CWGS, LLC for Class A common stock	—	15,392	—
Net (loss) income attributable to Camping World Holdings, Inc. — diluted	$(38,637)	$48,764	$124,686
Denominator:
Weighted-average shares of Class A common stock outstanding — basic	48,005	44,626	42,386
Dilutive options to purchase Class A common stock	—	20	56
Dilutive restricted stock units	—	281	412
Dilutive common units of CWGS, LLC that are convertible into Class A common stock	—	40,045	—
Weighted-average shares of Class A common stock outstanding — diluted	48,005	84,972	42,854

(Loss) earnings per share of Class A common stock — basic	$(0.80)	$0.75	$2.92
(Loss) earnings per share of Class A common stock — diluted	$(0.80)	$0.57	$2.91

Weighted-average anti-dilutive securities excluded from the computation of diluted (loss) earnings per share of Class A common stock:
Stock options to purchase Class A common stock	175	50	—
Restricted stock units	1,979	1,364	2,146
Common units of CWGS, LLC that are convertible into Class A common stock	40,007	—	42,045

Shares of the Company’s Class B common stock and Class C common stock do not share in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted (loss) earnings per share of Class B common stock or Class C common stock under the two-class method has not been presented.

23. Segment Information

The Company has the following two reportable segments: (i) Good Sam Services and Plans, and (ii) RV and Outdoor Retail (see Note 1 – Summary of Significant Accounting Policies – Description of the Business for a discussion of the primary revenue generating activities of each segment).

The reportable segments identified above represent operating segments that are the business activities of the Company for which discrete financial information is available and for which operating results are regularly reviewed by the Company’s chief operating decision maker (“CODM”) to allocate resources and assess performance. The Company’s CODM is Marcus A. Lemonis, the Company’s Chief Executive Officer.

The accounting policies of the reportable segments are the same as those described in Note 1 – Summary of Significant Accounting Policies except intersegment receivables and investments in intersegment entities, which are eliminated in the Company’s consolidated balance sheets, are not included in segment assets. Intersegment revenues consist of segment revenues that are eliminated in the Company’s consolidated statements of operations. Intersegment revenues include transactions with other segments and revenue recognition that differs between a segment standalone basis versus a consolidated basis, such as point-in-time recognition versus over-time recognition. The reportable segments generally account for intersegment revenues with other segments at prices that approximate wholesale prices or discounted pricing to a third party depending on the nature of the intersegment sale.

The Company evaluates performance for all of its reportable segments based on Segment Adjusted EBITDA. The Company defines “Segment Adjusted EBITDA” as the reportable segments’ total revenue less segment expenses which are comprised of (i) adjusted costs applicable to revenue, (ii) intersegment costs applicable to revenues, (iii) adjusted selling, general, and administrative expense, (iv) floor plan interest expense, and (v) other segment items. Segment expenses exclude depreciation and amortization and certain noncash and other items that the CODM does not consider in his evaluation of ongoing operating performance. These excluded items include (a) stock-based compensation, (b) restructuring costs related to the Active Sports Restructuring and the 2019 Strategic Shift, and (c) loss and/or impairment on investments in equity securities. For periods beginning after December 31, 2022 for the 2019 Strategic Shift and for periods beginning after December 31, 2023 for the Active Sports Restructuring, the other associated costs category of expenses relating to those restructuring activities were not excluded from Segment Adjusted EBITDA as restructuring costs, since these costs are not expected to be significant in future periods. For periods ended on or before December 31, 2022, loss and/or impairment on investments in equity securities were not excluded from Segment Adjusted EBITDA and these expenses were not significant for the year ended December 31, 2022.

The CODM uses Segment Adjusted EBITDA to allocate resources (including employees, property, and financial or other capital resources) for each segment predominantly in the annual budget and forecasting process. The CODM considers budget-to-actual and/or forecast-to-actual Segment Adjusted EBITDA variances on a monthly basis when making decisions about allocating capital and personnel to the segments. The CODM will also use Segment Adjusted EBITDA as a component of the compensation for certain employees and when considering opening new greenfield or acquired RV dealership locations, new Good Sam services, or changes to Good Sam service partners.

Reportable segment revenue, Segment Adjusted EBITDA, depreciation and amortization, other interest expense, net, total assets, and capital expenditures are as follows:

	Year Ended December 31, 2024		Year Ended December 31, 2023		Year Ended December 31, 2022
	Good Sam	RV and	Good Sam	RV and	Good Sam	RV and
	Services	Outdoor	Services	Outdoor	Services	Outdoor
($ in thousands)	and Plans	Retail	and Plans	Retail	and Plans	Retail
Revenue:
Good Sam Services and Plans	$194,575	$—	$193,827	$—	$192,128	$—
New vehicles	—	2,825,640	—	2,576,278	—	3,228,077
Used vehicles	—	1,613,849	—	1,979,632	—	1,877,601
Products, service and other	—	820,111	—	870,038	—	999,214
Finance and insurance, net	—	599,718	—	562,256	—	623,456
Good Sam Club	—	46,081	—	44,516	—	46,537
Intersegment revenue(1)	1,055	11,358	1,000	12,154	494	28,393
Total revenue before intersegment eliminations	195,630	5,916,757	194,827	6,044,874	192,622	6,803,278

Segment expenses:
Adjusted costs applicable to revenue(2)	70,557	4,203,549	58,765	4,283,700	71,518	4,632,523
Intersegment costs applicable to revenue(3)	784	9,780	909	9,814	244	24,174
Adjusted selling, general and administrative(4)	29,774	1,509,557	24,273	1,479,642	25,856	1,529,087
Floor plan interest expense	—	95,121	—	83,075	—	42,031
Other segment items(5)	—	188	—	314	—	1,502
Segment Adjusted EBITDA	$94,515	$98,562	$110,880	$188,329	$95,004	$573,961

(1)	Intersegment revenue consists of segment revenue that is eliminated in our consolidated statements of operations.
(2)	Adjusted costs applicable to revenue exclude stock-based compensation expense, restructuring costs, and intersegment costs applicable to revenue.

(3)	Intersegment costs applicable to revenue consist of segment costs applicable to revenue that are eliminated in our consolidated statements of operations.
(4)	Adjusted selling, general, and administrative expenses excludes stock-based compensation expense, restructuring costs, and intersegment operating expenses.
(5)	Other segment items include (i) intersegment operating expenses, which are eliminated in our consolidated statements of operations, and (ii) other expense, net excluding loss and/or impairment on investments in equity securities.

	Year Ended December 31,
($ in thousands)	2024	2023	2022
Revenue:
Good Sam Services and Plans Segment	$195,630	$194,827	$192,622
RV and Outdoor Retail Segment	5,916,757	6,044,874	6,803,278
Total segment revenue	6,112,387	6,239,701	6,995,900
Intersegment eliminations	(12,413)	(13,154)	(28,887)
Total revenue	6,099,974	6,226,547	6,967,013
Segment Adjusted EBITDA:
Good Sam Services and Plans Segment	94,515	110,880	95,004
RV and Outdoor Retail Segment	98,562	188,329	573,961
Total Segment Adjusted EBITDA	193,077	299,209	668,965
Corporate selling, general, and administrative excluding stock-based compensation(1)	(12,573)	(10,880)	(11,856)
Depreciation and amortization	(81,190)	(68,643)	(80,304)
Long-lived asset impairment	(15,061)	(9,269)	(4,231)
Lease termination	2,297	103	(1,614)
(Gain) loss on sale or disposal of assets	(9,855)	5,222	(622)
Stock-based compensation(2)	(21,585)	(24,086)	(33,847)
Restructuring costs(3)	—	(5,540)	(7,026)
Loss and impairment on investments in equity securities(4)	(3,262)	(1,770)	—
Other interest expense, net	(140,444)	(135,270)	(75,745)
Tax Receivable Agreement liability adjustment	—	2,442	114
Corporate other expense, net	—	—	139
Intersegment eliminations(5)	(1,661)	(2,116)	(3,858)
(Loss) income before income taxes	$(90,257)	$49,402	$450,115

(1)	Corporate selling, general, and administrative excluding stock-based compensation represents corporate selling, general, and administrative expenses that are not allocated to the segments and are comprised primarily of the costs associated with being a public company. This amount excludes the stock-based compensation relating to the Board of Directors for their service as board members that is not allocated to the segments, since it is presented as part of the stock-based compensation reconciling line item in this table.
(2)	This stock-based compensation amount includes stock-based compensation allocated to the segments and stock-based compensation relating to the Board of Directors for their service as board members that is not allocated to the segments (See Note 21 — Stock-Based Compensation Plans).
(3)	Represents restructuring costs relating to the Active Sports Restructuring for periods ended on or before December 31, 2023 and our 2019 Strategic Shift for the period ended December 31, 2022. These restructuring costs include one-time employee termination benefits, incremental inventory reserve charges, and other associated costs. These costs exclude lease termination costs, which are presented as a separate reconciling line item. See Note 5 – Restructuring and Long-Lived Asset Impairment for additional information.
(4)	Represents loss and/or impairment on investments in equity securities and interest income relating to any notes receivables with those investments for periods beginning after December 31, 2022. Amounts relating to periods prior to 2023 were not significant. These amounts are included in other expense, net in the consolidated statements of operations. During the years ended December 31, 2024 and 2023, these amounts included $0.9 million and $1.3 million of impairment on an equity method investment, respectively.
(5)	Represents the net impact of intersegment eliminations on (loss) income before income taxes.

	Year Ended December 31,
($ in thousands)	2024	2023	2022
Depreciation and amortization:
Good Sam Services and Plans	$3,280	$3,278	$3,353
RV and Outdoor Retail	77,910	65,365	76,951
Total depreciation and amortization	$81,190	$68,643	$80,304

	Year Ended December 31,
($ in thousands)	2024	2023	2022
Other interest expense, net:
Good Sam Services and Plans	$(77)	$(204)	$57
RV and Outdoor Retail	30,373	27,131	14,802
Subtotal	30,296	26,927	14,859
Corporate & other	110,148	108,343	60,886
Total other interest expense, net	$140,444	$135,270	$75,745

	As of December 31,
($ in thousands)	2024	2023
Assets:
Good Sam Services and Plans	$121,876	$113,619
RV and Outdoor Retail	4,509,509	4,568,372
Subtotal	4,631,385	4,681,991
Corporate & other	231,892	207,461
Total assets	$4,863,277	$4,889,452

	Year Ended December 31,
($ in thousands)	2024	2023	2022
Capital expenditures:
Good Sam Services and Plans	$8,534	$4,040	$5,099
RV and Outdoor Retail	91,905	194,234	205,491
Subtotal	100,439	198,274	210,590
Corporate and other	—	—	2
Total capital expenditures	$100,439	$198,274	$210,592

(1)

Schedule I: Condensed Financial Information of Registrant

Camping World Holdings, Inc.

Condensed Balance Sheets

(Parent Company Only)

(In Thousands Except Per Share Amounts)

	December 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$10,141	$1,905
Affiliate Loan	6,000	30,000
Prepaid income taxes and other	2,817	39
Total current assets	18,958	31,944

Deferred tax asset	213,642	199,696
Investment in subsidiaries	248,127	100,759
Total assets	$480,727	$332,399

Liabilities and stockholders' equity
Current liabilities:
Accrued liabilities	96	1,238
Current portion of liabilities under Tax Receivable Agreement	—	12,943
Total current liabilities	96	14,181

Liabilities under Tax Receivable Agreement, net of current portion	150,372	149,866
Other long-term liabilities	3,697	—
Total liabilities	154,165	164,047

Commitments and contingencies

Stockholders' equity:
Preferred stock, par value $0.01 per share – 20,000 shares authorized; none issued and outstanding as of December 31, 2024 and 2023	—	—
Class A common stock, par value $0.01 per share – 250,000 shares authorized; 62,502 issued and 62,502 outstanding as of December 31, 2024 and 49,571 issued and 45,020 outstanding as of December 31, 2023	625	496
Class B common stock, par value $0.0001 per share – 75,000 shares authorized; 39,466 issued and outstanding as of December 31, 2024; 39,466 issued and outstanding as of December 31, 2023	4	4
Class C common stock, par value $0.0001 per share – 0.001 share authorized, issued and outstanding as of December 31, 2024 and 2023	—	—
Additional paid-in capital	193,692	131,665
Treasury stock, at cost; none and 4,551 shares as of December 31, 2024 and 2023, respectively	—	(159,440)
Retained earnings	132,241	195,627
Total stockholders' equity	326,562	168,352
Total liabilities and stockholders' equity	$480,727	$332,399

See accompanying Notes to Condensed Financial Information

Schedule I: Condensed Financial Information of Registrant (continued)

Camping World Holdings, Inc.

Condensed Statements of Operations

(Parent Company Only)

(In Thousands)

	Year Ended December 31,
	2024	2023	2022
Revenue:
Intercompany revenue	$12,637	$10,584	$10,069
Total revenue	12,637	10,584	10,069

Operating expenses:
Selling, general, and administrative	12,715	10,646	10,069
Total operating expenses	12,715	10,646	10,069

Loss from operations	(78)	(62)	—

Interest income, net	1,209	1,426	477
Affiliate Loan interest income	141	39	—
Tax Receivable Agreement liability adjustment	—	2,442	114
Other income, net	—	—	139
Equity in net (loss) income of subsidiaries	(53,442)	21,463	215,271

(Loss) income before income taxes	(52,170)	25,308	216,001
Income tax benefit (expense)	13,533	8,064	(92,253)
Net (loss) income	$(38,637)	$33,372	$123,748

See accompanying Notes to Condensed Financial Information

Schedule I: Condensed Financial Information of Registrant (continued)

Camping World Holdings, Inc.

Condensed Statements of Cash Flows

(Parent Company Only)

(In Thousands)

	For the Year Ended December 31,
	2024	2023	2022
Operating activities
Net (loss) income	$(38,637)	$33,372	$123,748

Adjustments to reconcile net (loss) income to net cash used in operating activities:
Equity in net income of subsidiaries	53,442	(21,463)	(215,271)
Deferred tax expense	(12,846)	(14,229)	41,871
Tax Receivable Agreement liability adjustment	—	(2,442)	(114)
Change in assets and liabilities, net of acquisitions:
Prepaid income taxes and other assets	(2,590)	6,219	2,914
Accounts payable and other accrued liabilities	(1,238)	1,238	—
Payment pursuant to Tax Receivable Agreement	(13,350)	(10,937)	(11,322)
Other, net	3,697	—	—
Net cash used in operating activities	(11,522)	(8,242)	(58,174)

Investing activities
Purchases of LLC Interest from CWGS, LLC	(333,905)	(389)	(541)
Return of LLC Interest to CWGS, LLC for funding of treasury stock purchases	—	—	79,757
Distributions received from CWGS, LLC	20,507	36,716	162,767
Lent funds under Affiliate Loan	(79,000)	(30,000)	—
Repaid funds under Affiliate Loan	103,000	—	—
Net cash (used in) provided by investing activities	(289,398)	6,327	241,983

Financing activities
Proceeds from issuance of Class A common stock sold in a public offering net of underwriter discounts and commissions	333,356	—	—
Dividends paid to Class A common stockholders	(24,749)	(66,831)	(105,387)
Proceeds from exercise of stock options	549	389	541
Repurchases of Class A common stock to treasury	—	—	(79,757)
Disgorgement of short-swing profits by Section 16 officer	—	—	58
Net cash provided by (used in) financing activities	309,156	(66,442)	(184,545)

Increase (decrease) in cash and cash equivalents	8,236	(68,357)	(736)
Cash and cash equivalents at beginning of year	1,905	70,262	70,998
Cash and cash equivalents at end of the year	$10,141	$1,905	$70,262

See accompanying Notes to Condensed Financial Information

Schedule I: Condensed Financial Information of Registrant (continued)

Camping World Holdings, Inc.

Notes to Condensed Financial Information

(Parent Company Only)

December 31, 2024

1. Organization

Camping World Holdings, Inc. (the “Parent Company”) was formed on March 8, 2016 as a Delaware corporation and is a holding company with no direct operations. The Parent Company's assets consist primarily of cash and cash equivalents, its equity interest in CWGS Enterprises, LLC ("CWGS, LLC”), its Affiliate Loan (as defined in Note 4 – Affiliate Loan), and certain deferred tax assets.

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

Certain intercompany balances presented in these condensed Parent Company financial statements are eliminated in the consolidated financial statements. For the years ended December 31, 2024, 2023, and 2022, the full amounts of intercompany revenue and equity in net income of subsidiaries in the accompanying Parent Company Statements of Operations were eliminated in consolidation. No intercompany receivable was owed to the Parent Company by CWGS, LLC at December 31, 2024 and 2023 (see Note 4 – Affiliate Loan for other amounts owed to the Parent Company). Related party amounts that were not eliminated in the consolidated financial statements include the Parent Company's liabilities under the tax receivable agreement, which totaled $150.4 million and $162.8 million as of December 31, 2024 and 2023, respectively.

3. Revisions to Prior Period Condensed Financial Statements

Subsequent to the issuance of the Parent Company's condensed financial statements for the year ended December 31, 2023, the Parent Company's management identified prior period misstatements related to the measurement of the realizable portion of the Parent Company’s outside basis difference deferred tax asset in CWGS, LLC, including the associated valuation allowance. As a result, deferred tax assets, net, additional paid-in capital, and income tax benefit (expense) have been revised from the amounts previously reported as of and for the years ended December 31, 2023 and 2022. The Parent Company evaluated the materiality of these errors both qualitatively and quantitatively in accordance with Staff Accounting Bulletin (“SAB”) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, and determined the effect of these revisions was not material to the previously issued financial statements. However, correcting the cumulative error during the year ended December 31, 2024 would have been material to the current period. Therefore, the Parent Company has revised the condensed financial statements for the prior periods presented, including the comparative prior period amounts in the applicable notes to the condensed financial statements.

The following table presents the effect of the immaterial misstatements on the Parent Company’s condensed balance sheet for the period indicated:

	As of December 31, 2023
($ in thousands)	As Previously Reported	Adjustment	As Revised
Deferred tax assets, net	$155,928	$43,768	$199,696
Total assets	288,631	43,768	332,399
Additional paid-in capital	98,280	33,385	131,665
Retained earnings	185,244	10,383	195,627
Total stockholders' equity	124,584	43,768	168,352
Total liabilities and stockholders' equity	288,631	43,768	332,399

The following table presents the effect of the immaterial misstatements on the Parent Company’s condensed statement of income (loss) for the periods indicated:

	Year Ended December 31, 2023			Year Ended December 31, 2022
($ in thousands)	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Income tax benefit (expense)	$5,736	$2,328	$8,064	$(79,054)	$(13,199)	$(92,253)
Net income	31,044	2,328	33,372	136,947	(13,199)	123,748

The following table presents the effect of the immaterial misstatements on the Parent Company’s condensed statement of cash flows for the periods indicated. These immaterial misstatements resulted in no change in net cash used in operating activities for the periods indicated:

	Year Ended December 31, 2023			Year Ended December 31, 2022
($ in thousands)	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Net income	$31,044	$2,328	$33,372	$136,947	$(13,199)	$123,748
Deferred income taxes	(11,901)	(2,328)	(14,229)	28,672	13,199	41,871

4. Affiliate Loan

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

At December 31, 2024 and 2023, the Borrower had outstanding balances of $6.0 million and $30.0 million, respectively, under the Affiliate Loan that were each repaid with accrued interest early in January of the following year. At December 31, 2024 and 2023, the interest rate on the Affiliate Loan was 10.86% and 11.86%, respectively, and accrued interest was less than $0.1 million at December 31, 2024 and 2023.

5. Commitments and Contingencies

The Parent Company is party to a tax receivable agreement with certain holders of common units in CWGS, LLC (the "Continuing Equity Owners") that provides for the payment by the Parent Company to the Continuing Equity Owners of 85% of the amount of any tax benefits that the Parent Company actually realizes, or in some cases are deemed to realize, as a result of certain transactions. See Note 12 to the consolidated financial statements for more information regarding the Parent Company's tax receivable agreement. As described in Note 12 to the consolidated financial statements, amounts payable under the tax receivable agreement are contingent upon, among other things, (i) generation of future taxable income of Camping World Holdings, Inc. over the term of the tax receivable agreement and (ii) future changes in tax laws. As of December 31, 2024 and 2023, liabilities under the tax receivable agreement totaled $150.4 million and $162.8 million, respectively. The Parent Company does not expect a cash tax reduction for tax benefits subject to the Tax Receivable Agreement during the year ended December 31, 2024 and, therefore, does not expect a payment under the Tax Receivable Agreement to be made during the year ending December 31, 2025.

See Note 14 to the consolidated financial statements for information regarding pending and threatened litigation. Pursuant to the LLC Agreement, the Parent Company receives reimbursements for all costs associated with being a public company, which includes costs of litigation and cybersecurity incidents.

6. Income Taxes

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

During the year ended December 31, 2023, the above LLC Conversion resulted in additional income tax benefit for the Parent Company of $3.1 million. Additionally, the Parent Company recorded an income tax benefit of $4.1 million related to an entity classification election that was filed in the third quarter of 2023 with a January 2, 2023 effective date.

7. November 2024 Public Offering

On November 1, 2024, the Parent Company completed a public offering (the “November 2024 Public Offering”) in which the Parent Company sold 14,634,146 shares of the Parent Company’s Class A common stock at a public offering price of $20.50 per share (or $19.81 per share after underwriting discounts and commissions). The Parent Company received $289.9 million in proceeds, net of underwriting discounts and commissions, which were used to purchase 14,634,146 common units from CWGS, LLC at a price per unit equal to the public offering price per share of Class A common stock in the November 2024 Public Offering, less underwriting discounts and commissions.

Additionally, in November 2024, the underwriters exercised their option to purchase an additional 2,195,121 shares of Class A common stock and the Parent Company received $43.5 million in additional proceeds, net of underwriting discounts and commissions, which were used to purchase 2,195,121 common units from CWGS, LLC at a price per unit equal to the public offering price per share of Class A common stock in the November 2024 Public Offering, less underwriting discounts and commissions.

Of the 16,829,267 shares Class A common stock sold in the November 2024 Public Offering, 4,228,700 were issued from treasury stock and the remainder were newly-issued shares. CWGS, LLC, on behalf of the Parent Company, incurred approximately $1.0 million of offering costs that were recorded as a reduction in the additional paid-in capital recorded by the Parent Company for the proceeds from the November 2024 Public Offering.

8. Stock Repurchase Program

During the years ended December 31, 2024 and 2023, the Parent Company did not repurchase Class A common stock under the stock repurchase program. During the year ended December 31, 2022, the Parent Company repurchased 2,592,524 shares of Class A common stock, under this program for approximately $79.8 million, including commissions paid, at a weighted average price per share of $30.76, which is recorded as treasury stock on the Parent Company’s balance sheet. During the year ended December 31, 2022, the $79.8 million was concurrently funded by CWGS, LLC in exchange for the return of 2,592,524 common units in CWGS, LLC, which reduced the Parent Company’s ownership interest in CWGS, LLC. Class A common stock held as treasury stock is not considered outstanding. During the years ended December 31, 2024, 2023 and 2022, the Parent Company reissued 322,271, 579,176 and 852,508 shares of Class A common stock, respectively, from treasury stock to settle the exercises of stock options, vesting of restricted stock units, and settlement of other stock-based awards under the Parent Company’s 2016 Incentive Award Plan. As discussed in Note 7 — November 2024 Public Offering, the Company reissued 4,228,700 shares of Class A common stock held as treasury in the November 2024 Public Offering. As of December 31, 2024, the remaining approved amount for repurchases of Class A common stock under the share repurchase program was approximately $120.2 million.

9. Statements of Cash Flows

Supplemental disclosures of cash flow information are as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cash (refunded) paid during the period for:
Interest	$—	$—	$—
Income taxes	(4,989)	(646)	47,601
Noncash financing activities:
Par value of Class A common stock issued for redemption of common units in CWGS, LLC	1	20	1
Cost of treasury stock issued for vested restricted stock units	15,320	29,542	42,640

Schedule II: Valuation and Qualifying Accounts

	Balance at	Additions	Charged	Charges	Balance
	Beginning	Charged to	to Other	Utilized	at End
(In Thousands)	of Period	Expense(1)	Accounts(2)	(Write-offs)	of Period
Accounts receivable allowance(3):
Year ended December 31, 2024	$2,978	$754	$—	$(984)	$2,748
Year ended December 31, 2023	4,222	(954)	14	(304)	2,978
Year ended December 31, 2022	4,711	675	297	(1,461)	4,222

(1)	Additions to allowance for credit losses are charged to expense.
(2)	Additions to returns allowances are credited against revenue.
(3)	Accounts receivable allowance includes the allowance for credit losses and the allowance for returns.

	Balance at	Additions	Charged	Charges	Balance
	Beginning	Charged to	to Other	Utilized	at End
(In Thousands)	of Period	Expense	Accounts	(Write-offs)	of Period
Noncurrent other assets allowance:
Year ended December 31, 2024	$61	$—	$—	$(61)	$—
Year ended December 31, 2023	37	61	—	(37)	61
Year ended December 31, 2022	42	(5)	—	—	37

		Tax Valuation	Tax Valuation
		Allowance	Allowance	Charged or
	Balance at	Charged to	Credited to	(Credited)	Balance
	Beginning	Income Tax	Income Tax	to Other	at End
(In Thousands)	of Period	Provision	Provision	Accounts(1)	of Period
Valuation allowance for deferred tax assets:
Year ended December 31, 2024	$192,686	$—	$(1,568)	$36,487	$227,605
Year ended December 31, 2023	106,052	64,351	—	22,283	192,686
Year ended December 31, 2022	291,386	—	(151,058)	(34,276)	106,052
(1)	Amounts charged to additional paid-in capital relating to the outside basis in the investment in CWGS, LLC.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Limitations on Effectiveness of Controls and Procedures

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of December 31, 2024. Based on our management’s evaluation, our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) concluded that our disclosure controls and procedures were not effective as of December 31, 2024 as a result of the material weakness discussed below. Notwithstanding this material weakness, our management concluded that our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”).

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

Under the supervision and participation of our Chief Executive Officer and our Chief Financial Officer, our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024, based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Our management identified control deficiencies that, individually or in the aggregate, constitute a material weakness in our internal control over financial reporting and has concluded that our internal control over financial reporting was not effective as of December 31, 2024.

Our management has excluded from its assessment of internal control over financial reporting at December 31, 2024 the internal control over financial reporting of our recently acquired tire rescue roadside assistance business in 2024 (the “2024 Excluded Acquisition”). The 2024 Excluded Acquisition constituted $0.7 million and $0.1 million of total assets and net assets, respectively, as of December 31, 2024, and $1.3 million and $0.3 million of revenues and pre-tax loss, respectively, for the year then ended. Goodwill is held at the reporting unit level and is not excluded from our assessment of internal control over financial reporting nor is goodwill included in the preceding total assets or net assets for the 2024 Excluded Acquisition.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with the preparation of our financial statements for the year ended December 31, 2024, we identified a material weakness in the design and operation of our income tax controls, including over the review of the measurement of the realizable portion of the Company’s outside basis difference deferred tax asset in the operating partnership, CWGS, LLC. This material weakness remains unremediated as of December 31, 2024.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Form 10-K, has issued an attestation report on our internal control over financial reporting, which expressed an adverse opinion as stated in their report which is included in this Item 9A.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2024, we completed the process of incorporating the internal controls for the businesses we acquired in 2023, comprised of 18 dealerships (the “2023 Excluded Acquisitions”), into our internal control over financial reporting and extending our Section 404 compliance program under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations under such Act to include the 2023 Excluded Acquisitions.

Except as otherwise described above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control performed during the fiscal quarter ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Remediation Efforts to Address Material Weakness

Our management is committed to maintaining a strong internal control environment.  In response to the identified material weakness above, management with the oversight of the Audit Committee of the Board of Directors, is taking comprehensive actions to remediate the above material weakness. Our remediation plans include the following:

•	Implementing separate specific controls over the review of the quantification of realizable tax basis in CWGS, LLC;
•	Redesigning the reports utilized to calculate the gross outside basis difference to enhance management’s review of the calculation; and
•	Developing and conducting training for individuals responsible for reviewing calculation and measurement of the realizable tax basis in CWGS, LLC.

We may also conclude that additional measures may be required to remediate the material weakness in our internal control over financial reporting, which may necessitate additional implementation and evaluation time. We will continue to assess the effectiveness of our internal control over financial reporting and take steps to remediate the material weakness expeditiously. The material weakness will not be considered remediated until the applicable remediated controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Camping World Holdings, Inc., and subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Camping World Holdings, Inc., and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weakness identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 28, 2025, expressed an unqualified opinion on those financial statements.

As described in Management's Annual Report on Internal Control over Financial Reporting in Item 9A, management excluded from its assessment the internal control over financial reporting at the Company's recently acquired tire rescue roadside assistance business in 2024 (the "Excluded Acquisition"). The Excluded Acquisition constituted $0.7 million and $0.1 million of total assets and net assets, respectively, as of December 31, 2024. It represented $1.3 million of revenue and pre-tax loss of $0.3 million for the year ended December 31, 2024.

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

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The following material weakness has been identified and included in management's assessment: The controls over the review of the measurement of the realizable portion of the Company’s outside basis difference deferred tax asset in the operating partnership, CWGS, LLC, were not designed effectively. This material weakness remains unremediated as of December 31, 2024. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2024, of the Company, and this report does not affect our report on such financial statements.

/s/ Deloitte & Touche LLP

Chicago, Illinois

February 28, 2025

ITEM 9B. Other Information

(a)	As disclosed above, this Form 10-K reflects the correction of an error to previously issued financial statements that required a recovery analysis of incentive-based compensation received by the Company’s executive officers. The Company has determined that no recovery of incentive-based compensation is required as the correction resulted in no changes to the performance metrics used to determine incentive-based compensation for executive officers during the last three completed fiscal years.
(b)	During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

The information concerning our executive officers and directors in response to this item is contained above in part under the caption “Information About Our Executive Officers and Directors” at the end of Part I of this Form 10-K. Other Information required by this item will be included under the captions “Proposal 1: Election of Directors”, “Corporate Governance”, “Committees of the Board”, and, if applicable, “Delinquent Section 16(a) Reports” in our Proxy Statement for our 2025 Annual Meeting of Stockholders and, upon filing, is incorporated herein by reference.

ITEM 11. Executive Compensation

The information required by this item will be included under the captions “Executive Compensation”, ”Director Compensation”, “Compensation Committee Report”, and “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement for our 2025 Annual Meeting of Stockholders and, upon filing, is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information about our compensation plans under which our Class A common stock is authorized for issuance, as of December 31, 2024:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuances under equity compensation plans
Equity compensation plans approved by security holders(1)	1,806,958	$21.98	6,666,534
Equity compensation plans not approved by security holders	—	—	—
Total	1,806,958	$21.98	6,666,534

(1)	Includes awards granted and available to be granted under our 2016 Plan.

Other information required by this item with respect to security ownership of certain beneficial owners and management will be included under the caption “Security Ownership of Certain Beneficial Owners and

Management” and “Equity Compensation Plan Information” in our Proxy Statement for our 2025 Annual Meeting of Stockholders and, upon filing, is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included under the captions “Certain Relationships and Related Person Transactions” and “Corporate Governance—Director Independence” in our Proxy Statement for our 2025 Annual Meeting of Stockholders and, upon filing, is incorporated herein by reference.

ITEM 14. Principal Accountant Fees and Services

The information required by this item will be included under the caption “Independent Registered Public Accounting Firm Fees and Other Matters” in our Proxy Statement for our 2025 Annual Meeting of Stockholders and, upon filing, is incorporated herein by reference.

PART IV

ITEM 15. Exhibits, Financial Statements and Schedules

(a)(1) Financial Statements.

See the table of contents under “Item 8. Financial Statements and Supplementary Data” in Part II of this Form 10-K above for the list of financial statements filed as part of this report.

(a)(2) Financial Statement Schedules.

Schedule I: Condensed Financial Information of Registrant	149
Schedule II: Valuation and Qualifying Accounts	156

All other schedules have been omitted because they are not required or because the required information is given in the Consolidated Financial Statements or Notes thereto set forth above under “Item 8. Financial Statements and Supplementary Data” in Part II of this Form 10-K, beginning on page 92.

(a)(3) Exhibits.

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Camping World Holdings, Inc.	10-Q	001-37908	3.1	11/10/16
3.2	Amended and Restated Bylaws of Camping World Holdings, Inc.	8-K	001-37908	3.1	12/26/23
4.1	Specimen Stock Certificate evidencing the shares of Class A common stock	S-1/A	333-211977	4.1	9/13/16
4.2	Description of Capital Stock	10-K	001-37908	4.2	2/26/24
10.1	Tax Receivable Agreement, dated October 6, 2016	10-K	001-37908	10.1	3/13/17
10.2	Amendment No. 1 to Tax Receivable Agreement, dated December 22, 2023	10-K	001-37908	10.22	2/26/24
10.3	Voting Agreement, dated October 6, 2016	10-K	001-37908	10.2	3/13/17
10.4	Amended and Restated LLC Agreement of CWGS Enterprises, LLC, dated October 6, 2016	10-K	001-37908	10.3	3/13/17
10.5	Registration Rights Agreement, dated October 6, 2016	10-K	001-37908	10.4	3/13/17
10.6	Eighth Amended and Restated Credit Agreement, dated September 30, 2021, among FreedomRoads, LLC, as the company and a borrower, certain subsidiaries of FreedomRoads, LLC, as subsidiary borrowers, Bank of America, N.A., as administrative agent and letter of credit issuer, and the other lenders party thereto	8-K	001-37908	10.1	10/6/21

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.7	Amendment No. 1 to the Eighth Amended and Restated Credit Agreement, dated July 18, 2023, among FreedomRoads, LLC, as the company and a borrower, certain subsidiaries of FreedomRoads, LLC, as subsidiary borrowers, Bank of America, N.A., as administrative agent, and the lenders party thereto	8-K	001-37908	10.1	7/20/23
10.8	Credit Agreement, dated June 3, 2021, by and among CWGS Enterprises, LLC, as holdings, CWGS Group, LLC, as borrower, the lenders party thereto and Goldman Sachs Bank USA, as administrative agent	8-K	001-37908	10.1	6/8/21
10.9	Amendment No. 1 to Credit Agreement, dated December 20, 2021, by and among CWGS Enterprises, LLC, as holdings, CWGS Group, LLC, as borrower, the lenders party thereto and Goldman Sachs Bank USA, as administrative agent	8-K	001-37908	10.1	12/23/21
10.10	Amendment No. 3 to Credit Agreement, dated December 2, 2024, by and among CWGS Enterprises, LLC, as holdings, CWGS Group, LLC, as borrower, the lenders party thereto and Goldman Sachs Bank USA, as administrative agent	8-K	001-37908	10.1	12/5/24
10.11	Credit Agreement, dated as of October 27, 2022, by and among certain subsidiaries of FRHP Lincolnshire, LLC, as Holdings, certain subsidiaries of Holdings, as Borrowers, CWGS Group, LLC as Guarantor, Manufacturers and Traders Trust Company, as Administrative Agent, and the Financial Institutions Party thereto, as Lenders	10-Q	001-37908	10.1	11/2/22
10.12	Amendment No. 1 to Credit Agreement and Incremental Amendment, dated August 27, 2024, by and among subsidiaries of FRHP Lincolnshire, LLC, CWGS Group, LLC (as guarantor), Manufacturers and Traders Trust Company, as administrative agent, and the other lenders party thereto	8-K	001-37908	10.1	8/30/24
#10.13	Camping World Holdings, Inc. 2016 Incentive Award Plan	S-8	333-214040	4.4	10/11/16
#10.14	Camping World Holdings, Inc. Non-Employee Director Compensation Policy	10-Q	001-37908	10.1	5/3/24
#10.15	Camping World Holdings, Inc. Director Stock Ownership Policy	10-K	001-37908	10.21	3/13/17

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
#10.16	Camping World Holdings, Inc. Executive Officer Stock Ownership Policy	10-K	001-37908	10.22	3/13/17
#10.17	Form of Employee Stock Option Agreement	S-1/A	333-211977	10.28	9/20/16
#10.18	Form of Employee Restricted Stock Unit Agreement	10-Q	001-37908	10.2	8/10/17
#10.19	Form of Director Restricted Stock Unit Agreement	10-Q	001-37908	10.3	8/10/17
#10.20	Performance Stock Unit Award Grant Notice and Award Agreement, dated January 26, 2025 with Marcus A. Lemonis					*
#10.21	Form of Indemnification Agreement	S-1/A	333-211977	10.31	9/26/16
#10.22	Amended and Restated Employment Agreement with Marcus A. Lemonis effective January 1, 2025					*
#10.23	Amended and Restated Employment Agreement with Brent L. Moody effective as of July 1, 2024	10-Q	001-37908	10.1	8/1/24
#10.24	Amended and Restated Employment Agreement with Karin L. Bell effective as of July 1, 2024	10-Q	001-37908	10.2	8/1/24
#10.25	Amended and Restated Employment Agreement with Matthew D. Wagner effective as of July 1, 2024	10-Q	001-37908	10.3	8/1/24
#10.26	Amended and Restated Employment Agreement with Thomas E. Kirn effective as of July 1, 2024	10-Q	001-37908	10.4	8/1/24
#10.27	Amended and Restated Employment Agreement with Lindsey J. Christen effective as of July 1, 2024	10-Q	001-37908	10.5	8/1/24
10.28	Ninth Amended and Restated Credit Agreement, dated February 18, 2025, among FreedomRoads, LLC, as the company and a borrower, certain subsidiaries of FreedomRoads, LLC, as subsidiary borrowers, Bank of America, N.A., as administrative agent, and the lenders party thereto	8-K	001-37908	10.1	2/19/25
19.1	Insider Trading Compliance Policy					*
21.1	List of Subsidiaries of Camping World Holdings, Inc.					*
23.1	Consent of Independent Registered Public Accounting Firm					*
24.1	Power of Attorney					*

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer					*
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer					*
32.1	Section 1350 Certification of Chief Executive Officer					**
32.2	Section 1350 Certification of Chief Financial Officer					**
97.1	Policy For Recovery of Erroneously Awarded Compensation	10-K	001-37908	97.1	2/26/24
101.INS	Inline XBRL Instance Document – the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document					***
101.SCH	Inline XBRL Taxonomy Extension Schema Document					***
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					***
101.DEF	Inline XBRL Extension Definition Linkbase Document					***
101.LAB	Inline XBRL Taxonomy Label Linkbase Document					***
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					***
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					***

*	Filed herewith
**	Furnished herewith
***	Submitted electronically herewith
#	Indicates management contract or compensatory plan

ITEM 16. Form 10-K Summary

None

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ch 5
Camping World Holdings, Inc.

Date: February 28, 2025	By:	/s/ MARCUS A. LEMONIS
Marcus A. Lemonis Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities set forth opposite to their names and on the dates indicated.

Signature		Title	Date

/s/ MARCUS A. LEMONIS		Chairman, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2025
Marcus A. Lemonis

/s/ THOMAS E. KIRN		Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 28, 2025
Thomas E. Kirn

*		Director
Andris A. Baltins

*		Director
Brian P. Cassidy

*		Director
Mary J. George

*		Director
Kathleen S. Lane

*		Director
Michael W. Malone

*		Director
Brent L. Moody

*		Director
K. Dillon Schickli

*By:	/s/ MARCUS A. LEMONIS		February 28, 2025
Marcus A. Lemonis Attorney-in-fact