Form 10-Q
period 2025-03-31
Camping World Holdings, Inc.
filed 2025-05-01
CIK 1669779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of April 25, 2025, the registrant had 62,569,449 shares of Class A common stock, 39,466,964 shares of Class B common stock and one share of Class C common stock outstanding.

Camping World Holdings, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended March 31, 2025

BASIS OF PRESENTATION

As used in this Quarterly Report on Form 10-Q (this “Form 10-Q”), unless the context otherwise requires, references to:

●	“we,” “us,” “our,” “CWH,” the “Company,” “Camping World” and similar references refer to Camping World Holdings, Inc., and, unless referenced as “CWH” or otherwise stated, all of its subsidiaries, including CWGS Enterprises, LLC, which we refer to as “CWGS, LLC” and, unless otherwise stated, all of its subsidiaries.
●	"Active Customer" refers to a customer who has transacted with us in any of the eight most recently completed fiscal quarters prior to the date of measurement. Unless otherwise indicated, the date of measurement is March 31, 2025, our most recently completed fiscal quarter.
●	“Annual Report” refers to our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission (“SEC”) on February 28, 2025.
●	“Continuing Equity Owners” refers collectively to ML Acquisition, funds controlled by Crestview Partners II GP, L.P. and the Former Profits Unit Holders and each of their permitted transferees that own common units in CWGS, LLC and who may redeem at each of their options their common units for, at our election (determined solely by our independent directors within the meaning of the rules of the New York Stock Exchange who are disinterested), cash or newly-issued shares of our Class A common stock. Direct exchanges of common units in CWGS, LLC by the Continuing Equity Owners with CWH for Class A common stock are included in the reference to “redemptions” in relation to common units in CWGS, LLC.
●	“Former Profits Unit Holders” refers collectively to Brent L. Moody, Andris A. Baltins and K. Dillon Schickli, who are members of our Board of Directors, and certain other current and former non-executive employees, former executive officers, and former directors, in each case, who held common units of CWGS, LLC pursuant to CWGS, LLC’s equity incentive plan that was in existence prior to our IPO and received common units of CWGS, LLC in exchange for their profits units in CWGS, LLC.
●	“ML Acquisition” refers to ML Acquisition Company, LLC, a Delaware limited liability company that is indirectly controlled by our Chairman and Chief Executive Officer, Marcus A. Lemonis.
●	“RV” refers to recreational vehicles.
●	“Tax Receivable Agreement” refers to the tax receivable agreement that the Company entered into with CWGS, LLC, each of the Continuing Equity Owners and Crestview Partners II GP, L.P. in connection with the Company’s IPO.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts contained in this Form 10-Q may be forward-looking statements. Statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, including, among others, statements regarding expected new store location openings and closures, including greenfield locations and acquired locations; sufficiency of our sources of liquidity and capital and potential need for additional financing; our stock repurchase program; future capital expenditures and debt service obligations; refinancing, retirement or exchange of outstanding debt; expectations regarding industry trends and consumer behavior and growth; our product offerings and strategy; inventory management; volatility in sales and potential impact of miscalculating the demand for our products or our product mix; expectations regarding increase of certain expenses in connection with our growth and new or increased tariffs; expectations regarding acquisitions of RV dealerships; cost reduction initiatives and expected cost savings; our human capital initiatives; expectations regarding our pending litigation, and our plans related to dividend payments, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “can,” “continue,” “could,” “designed,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would” or the negative of these terms or other similar expressions. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including, but not limited to, the following:

●	general economic conditions in our markets, including inflation and interest rates, as well as the health of the RV industry, and ongoing economic and financial uncertainties;
●	the availability and cost of financing to us and our customers;
●	fuel shortages, high prices for fuel, or changes in energy sources;
●	the well-being, as well as the continued popularity and reputation for quality, of our manufacturers, particularly Thor Industries, Inc. and Forest River, Inc.;
●	changes in consumer preferences for our products or our failure to gauge those preferences;
●	competition in the market for services, protection plans, products and resources targeting the RV lifestyle or RV enthusiast;
●	our expansion into new, unfamiliar markets, businesses, or product lines or categories, as well as delays in opening new RV dealership locations, including greenfield locations and acquisitions;
●	unforeseen expenses, difficulties, and delays encountered in connection with acquisitions;
●	our ability to maintain the strength and value of our brands;
●	our ability to successfully order and manage our inventory to reflect consumer demand in a volatile market and anticipate changing consumer preferences and buying trends;
●	fluctuations in our same store revenue and whether such revenue will be a meaningful indicator of future performance;
●	the cyclical and seasonal nature of our business;

●	our ability to operate and expand our business and to respond to changing business and economic conditions, which depends on the availability of adequate capital;
●	the restrictive covenants imposed by our Senior Secured Credit Facilities and Floor Plan Facility;
●	our ability to execute and achieve the expected benefits of our cost cutting initiatives and impairment charges incurred in connection with previous restructuring initiatives may be materially higher than expected or anticipated;
●	our reliance on our fulfillment and distribution centers for our retail and e-commerce businesses, which may be susceptible to a natural disaster or other serious disruption at any such facility;
●	natural disasters, whether or not caused by climate change, unusual weather conditions, epidemic outbreaks, terrorist acts and political events;
●	our dependence on our relationships with third party providers of services, protection plans, products and resources and a disruption of these relationships or of these providers’ operations;
●	certain of the products that we sell are manufactured abroad and any delays, new or increased tariffs, increased cost or quality control deficiencies in the importation of these products;
●	whether third-party lending institutions and insurance companies will continue to provide financing for RV purchases, insurance and extended service contracts that relate to a portion of our net income;
●	our ability to retain senior executives and attract and retain other qualified employees;
●	risks associated with leasing substantial amounts of space;
●	our private brand offerings exposing us to various risks;
●	whether we incur asset impairment charges for goodwill, intangible assets or other long-lived assets;
●	our business is subject to numerous federal, state and local regulations and litigation risk;
●	risks related to a failure in our e-commerce operations, security breaches and cybersecurity risks;
●	our inability to maintain or upgrade our information technology systems or our inability to convert to alternate systems in an efficient and timely manner;
●	risks related to disruptions or breaches involving our or our third-party providers’ information technology systems or confidential information or our failure to meet increasingly demanding regulatory requirements;
●	material weaknesses in our internal control over financial reporting;
●	risks relating to our organizational structure and to ownership of shares of our Class A common stock; and
●	the other factors set forth under ‘‘Risk Factors’’ in Item 1A of Part I of our Annual Report and in our other filings with the SEC.

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

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(In Thousands Except Per Share Amounts)

	March 31,	December 31,	March 31,
	2025	2024	2024
Assets
Current assets:
Cash and cash equivalents	$20,916	$208,422	$29,718
Contracts in transit	149,113	61,222	154,231
Accounts receivable, net	118,800	120,412	100,246
Inventories	2,119,169	1,821,837	2,077,592
Prepaid expenses and other assets	74,418	58,045	68,833
Assets held for sale	20,536	1,350	6,276
Total current assets	2,502,952	2,271,288	2,436,896

Property and equipment, net	886,244	846,760	878,956
Operating lease assets	749,177	739,352	768,903
Deferred tax assets, net	210,586	215,140	197,484
Intangible assets, net	18,520	19,469	12,998
Goodwill	747,802	734,023	735,680
Other assets	31,929	37,245	36,013
Total assets	$5,147,210	$4,863,277	$5,066,930
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$250,884	$145,346	$205,006
Accrued liabilities	160,711	118,557	148,674
Deferred revenues	89,084	92,124	95,854
Current portion of operating lease liabilities	65,653	61,993	60,663
Current portion of finance lease liabilities	7,646	7,044	19,014
Current portion of Tax Receivable Agreement liability	1,700	—	12,943
Current portion of long-term debt	23,147	23,275	25,651
Notes payable – floor plan, net	1,320,687	1,161,713	1,414,696
Other current liabilities	74,129	70,900	72,783
Total current liabilities	1,993,641	1,680,952	2,055,284

Operating lease liabilities, net of current portion	769,518	764,113	796,770
Finance lease liabilities, net of current portion	130,596	131,004	136,284
Tax Receivable Agreement liability, net of current portion	148,672	150,372	149,866
Revolving line of credit	—	—	31,885
Long-term debt, net of current portion	1,488,388	1,493,318	1,545,165
Deferred revenues	62,699	63,642	65,970
Other long-term liabilities	94,885	94,927	89,528
Total liabilities	4,688,399	4,378,328	4,870,752
Commitments and contingencies
Stockholders' equity:
Preferred stock, par value $0.01 per share – 20,000 shares authorized; none issued and outstanding	—	—	—
Class A common stock, par value $0.01 per share – 250,000 shares authorized; 62,569, 62,502 and 49,571 shares issued and outstanding, respectively	626	625	496
Class B common stock, par value $0.0001 per share – 75,000 shares authorized; 39,466 shares issued and outstanding	4	4	4
Class C common stock, par value $0.0001 per share – 0.001 share authorized, issued and outstanding	—	—	—
Additional paid-in capital	197,730	193,692	132,213
Treasury stock, at cost; 4,499 shares at March 31, 2024	—	—	(157,631)
Retained earnings	112,140	132,241	167,686
Total stockholders' equity attributable to Camping World Holdings, Inc.	310,500	326,562	142,768
Non-controlling interests	148,311	158,387	53,410
Total stockholders' equity	458,811	484,949	196,178
Total liabilities and stockholders' equity	$5,147,210	$4,863,277	$5,066,930

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(In Thousands Except Per Share Amounts)

	Three Months Ended
	March 31,
	2025	2024
Revenue:
Good Sam Services and Plans	$46,208	$45,681
RV and Outdoor Retail
New vehicles	621,432	656,086
Used vehicles	422,351	337,685
Products, service and other	164,992	177,894
Finance and insurance, net	148,667	135,454
Good Sam Club	9,874	11,217
Subtotal	1,367,316	1,318,336
Total revenue	1,413,524	1,364,017
Costs applicable to revenue (exclusive of depreciation and amortization shown separately below):
Good Sam Services and Plans	17,721	15,183
RV and Outdoor Retail
New vehicles	536,359	565,039
Used vehicles	343,961	278,533
Products, service and other	84,739	101,675
Good Sam Club	1,116	1,190
Subtotal	966,175	946,437
Total costs applicable to revenue	983,896	961,620
Operating expenses:
Selling, general, and administrative	387,445	371,473
Depreciation and amortization	22,544	19,290
Long-lived asset impairment	620	5,827
(Gain) loss on sale or disposal of assets	(1,823)	1,585
Total operating expenses	408,786	398,175
Income from operations	20,842	4,222
Other expense:
Floor plan interest expense	(18,306)	(27,882)
Other interest expense, net	(30,531)	(36,094)
Other expense, net	(158)	(94)
Total other expense	(48,995)	(64,070)
Loss before income taxes	(28,153)	(59,848)
Income tax benefit	3,471	9,042
Net loss	(24,682)	(50,806)
Less: net loss attributable to non-controlling interests	12,402	28,499
Net loss attributable to Camping World Holdings, Inc.	$(12,280)	$(22,307)

Loss per share of Class A common stock:
Basic	$(0.20)	$(0.50)
Diluted	$(0.21)	$(0.51)
Weighted average shares of Class A common stock outstanding:
Basic	62,531	45,047
Diluted	102,426	85,092

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Stockholders' Equity

(In Thousands)

							Additional				Non-
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Paid-In	Treasury Stock		Retained	Controlling
	Shares	Amounts	Shares	Amounts	Shares	Amounts	Capital	Shares	Amounts	Earnings	Interest	Total
Balance at January 1, 2025	62,502	$625	39,466	$4	—	$—	$193,692	—	$—	$132,241	$158,387	$484,949
Stock-based compensation	—	—	—	—	—	—	4,438	—	—	—	2,832	7,270
Vesting of restricted stock units	109	1	—	—	—	—	446	—	—	—	(447)	—
Repurchases of Class A common stock for withholding taxes on vested RSUs	(41)	—	—	—	—	—	(871)	—	—	—	—	(871)
Distributions to holders of LLC common units	—	—	—	—	—	—	—	—	—	—	(34)	(34)
Dividends(1)	—	—	—	—	—	—	—	—	—	(7,821)	—	(7,821)
Non-controlling interest adjustment	—	—	—	—	—	—	25	—	—	—	(25)	—
Net loss	—	—	—	—	—	—	—	—	—	(12,280)	(12,402)	(24,682)
Balance at March 31, 2025	62,570	$626	39,466	$4	—	$—	$197,730	—	$—	$112,140	$148,311	$458,811

(1)	The Company declared dividends per share of Class A common stock of $0.125 for the three months ended March 31, 2025.

							Additional				Non-
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Paid-In	Treasury Stock		Retained	Controlling
	Shares	Amounts	Shares	Amounts	Shares	Amounts	Capital	Shares	Amounts	Earnings	Interest	Total
Balance at January 1, 2024	49,571	$496	39,466	$4	—	$—	$131,665	(4,551)	$(159,440)	$195,627	$89,623	$257,975
Stock-based compensation	—	—	—	—	—	—	2,751	—	—	—	2,446	5,197
Exercise of stock options	—	—	—	—	—	—	(30)	2	81	—	—	51
Non-controlling interest adjustment for capital contribution of proceeds from the exercise of stock options	—	—	—	—	—	—	(22)	—	—	—	22	—
Vesting of restricted stock units	—	—	—	—	—	—	(2,234)	74	2,595	—	(361)	—
Repurchases of Class A common stock for withholding taxes on vested RSUs	—	—	—	—	—	—	209	(24)	(867)	—	—	(658)
Distributions to holders of LLC common units	—	—	—	—	—	—	—	—	—	—	(9,947)	(9,947)
Dividends(2)	—	—	—	—	—	—	—	—	—	(5,634)	—	(5,634)
Non-controlling interest adjustment	—	—	—	—	—	—	(126)	—	—	—	126	—
Net loss	—	—	—	—	—	—	—	—	—	(22,307)	(28,499)	(50,806)
Balance at March 31, 2024	49,571	$496	39,466	$4	—	$—	$132,213	(4,499)	$(157,631)	$167,686	$53,410	$196,178

(2)	The Company declared dividends per share of Class A common stock of $0.125 for the three months ended March 31, 2024.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(In Thousands)

	Three Months Ended March 31,
	2025	2024
Operating activities
Net loss	$(24,682)	$(50,806)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	22,544	19,290
Stock-based compensation	7,270	5,197
Long-lived asset impairment	620	5,827
(Gain) loss on sale or disposal of assets	(1,823)	1,585
Provision for losses on accounts receivable	659	47
Noncash lease expense	14,696	14,037
Accretion of original debt issuance discount	627	584
Noncash interest	1,004	746
Deferred income taxes	4,554	3,610
Change in assets and liabilities, net of acquisitions:
Receivables and contracts in transit	(90,359)	(66,222)
Inventories	(230,772)	6,026
Prepaid expenses and other assets	(16,742)	(20,713)
Accounts payable and other accrued expenses	101,608	25,194
Deferred revenues	(3,983)	2,678
Operating lease liabilities	(15,455)	(14,440)
Other, net	(2,245)	(622)
Net cash used in operating activities	(232,479)	(67,982)

Investing activities
Purchases of property and equipment	(23,511)	(25,927)
Proceeds from sale of property and equipment	542	143
Purchases of real property	(48,584)	(1,243)
Proceeds from the sale of real property	6,689	23,853
Purchases of businesses, net of cash acquired	(80,564)	(58,800)
Purchases of intangible assets	—	(119)
Proceeds from sale of intangible assets	—	2,595
Net cash used in investing activities	$(145,428)	$(59,498)

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(In Thousands)

	Three Months Ended March 31,
	2025	2024
Financing activities
Proceeds from long-term debt	$—	$55,624
Payments on long-term debt	(6,268)	(23,406)
Net proceeds on notes payable – floor plan, net	207,781	93,273
Borrowings on revolving line of credit	—	43,000
Payments on revolving line of credit	—	(32,000)
Payments on finance leases	(1,763)	(1,828)
Payments on sale-leaseback arrangement	(51)	(48)
Payment of debt issuance costs	—	(876)
Payments of stock offering costs	(572)	—
Dividends on Class A common stock	(7,821)	(5,634)
Proceeds from exercise of stock options	—	51
RSU shares withheld for tax	(871)	(658)
Distributions to holders of LLC common units	(34)	(9,947)
Net cash provided by financing activities	190,401	117,551

Decrease in cash and cash equivalents	(187,506)	(9,929)
Cash and cash equivalents at beginning of the period	208,422	39,647
Cash and cash equivalents at end of the period	$20,916	$29,718

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2025

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

The condensed consolidated financial statements as of and for the three months ended March 31, 2025 and 2024 are unaudited. The condensed consolidated balance sheet as of December 31, 2024 has been derived from the audited financial statements at that date but does not include all of the disclosures required by GAAP. These interim condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 28, 2025 (“Annual Report”). Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.

CWH has sole voting power in and control of the management of CWGS, LLC. As of March 31, 2025, December 31, 2024, and March 31, 2024, CWH owned 61.1%, 61.0%, and 53.0%, respectively, of CWGS, LLC. Accordingly, the Company consolidates the financial results of CWGS, LLC and reports a non-controlling interest in its condensed consolidated financial statements.

The Company does not have any components of other comprehensive income recorded within its condensed consolidated financial statements, and, therefore, does not separately present a statement of comprehensive income in its condensed consolidated financial statements.

Revisions to Prior Period Condensed Consolidated Financial Statements

Subsequent to the issuance of the Company's condensed consolidated financial statements for the quarter ended March 31, 2024, the Company's management identified prior period misstatements related to the measurement of the realizable portion of the Company’s outside basis difference deferred tax asset in CWGS, LLC, including the associated valuation allowance. As a result, deferred tax assets, net, additional paid-in capital, and income tax benefit (expense) as of and for the years ended December 31, 2023 and 2022 were revised in the Company’s Annual Report. The misstatements impacted the beginning balances of deferred taxes, net, additional paid-in capital, and retained earnings, which have been revised from the amounts previously reported as of March 31, 2024. The Company evaluated the materiality of these errors, both qualitatively and quantitatively, and determined the effect of these revisions was not material to the previously issued financial statements.

The following table presents the effect of the immaterial misstatements on the Company’s condensed consolidated balance sheet for the period indicated:

	As of March 31, 2024
($ in thousands)	As Previously Reported	Adjustment	As Revised
Deferred tax assets, net	$153,716	$43,768	$197,484
Total assets	5,023,162	43,768	5,066,930
Additional paid-in capital	98,828	33,385	132,213
Retained earnings	157,303	10,383	167,686
Total stockholders' equity attributable to Camping World Holdings, Inc.	99,000	43,768	142,768
Total stockholders' equity	152,410	43,768	196,178
Total liabilities and stockholders' equity	5,023,162	43,768	5,066,930

The following table presents the effect of the immaterial misstatements on the condensed consolidated statements of stockholders’ equity for the periods indicated:

	Additional Paid-In Capital			Retained Earnings			Total Stockholders' Equity
($ in thousands)	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Balance at January 1, 2024	$98,280	$33,385	$131,665	$185,244	$10,383	$195,627	$214,207	$43,768	$257,975
Stock-based compensation	2,751	—	2,751	—	—	—	5,197	—	5,197
Exercise of stock options	(30)	—	(30)	—	—	—	51	—	51
Non-controlling interest adjustment for capital contribution of proceeds from the exercise of stock options	(22)	—	(22)	—	—	—	—	—	—
Vesting of restricted stock units	(2,234)	—	(2,234)	—	—	—	—	—	—
Repurchases of Class A common stock for withholding taxes on vested RSUs	209	—	209	—	—	—	(658)	—	(658)
Distributions to holders of LLC common units	—	—	—	—	—	—	(9,947)	—	(9,947)
Dividends	—	—	—	(5,634)	—	(5,634)	(5,634)	—	(5,634)
Non-controlling interest adjustment	(126)	—	(126)	—	—	—	—	—	—
Net income	—	—	—	(22,307)	—	(22,307)	(50,806)	—	(50,806)
Balance at March 31, 2024	$98,828	$33,385	$132,213	$157,303	$10,383	$167,686	$152,410	$43,768	$196,178

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

Due to the Company’s seasonality, the possible adverse impact from other risks associated with its business, including atypical weather, consumer spending levels, changes in the costs of the Company’s products including the impact of tariffs, and general business conditions, is potentially greater if any such risks occur during the Company’s peak sales seasons.

Recently Adopted Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires that public business entities on an annual basis disclose (1) consistent categories and greater disaggregation of information in the rate reconciliation, and (2) income taxes paid disaggregated by jurisdiction. The standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company adopted the provisions of this ASU as of January 1, 2025, with respect to the annual disclosures beginning with the year ending December 31, 2025, including the presentation of the comparable prior periods. The adoption of this ASU will result in additional annual income tax disclosures and does not otherwise have a material impact on the Company’s condensed consolidated financial statements.

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

2. Revenue

Contract Assets

As of March 31, 2025, December 31, 2024, and March 31, 2024 contract assets of $9.2 million, $10.0 million and $13.4 million, respectively, relating to RV service revenues, were included in accounts receivable in the accompanying condensed consolidated balance sheets.

Deferred Revenues

The Company records deferred revenues when cash payments are received or due in advance of the Company’s performance, net of estimated refunds that are presented separately as a component of accrued liabilities. For the three months ended March 31, 2025, the Company estimates approximately $30.9 million of revenues recognized were included in the deferred revenue balance at the beginning of the period. These estimates consider factors including, but not limited to, average service term, cash received for the period, cancellations, contract extensions, and upgrades.

As of March 31, 2025, the Company had unsatisfied performance obligations primarily relating to plans for its roadside assistance, Good Sam Club memberships, Good Sam Club loyalty program, Coast to Coast memberships, the annual campground guide, and magazine publication revenue streams. The total unsatisfied performance obligations for these revenue streams at March 31, 2025 and the periods during which the Company expects to recognize the amounts as revenue are presented as follows (in thousands):

As of
March 31, 2025
2025	$74,131
2026	40,345
2027	19,717
2028	9,673
2029	4,966
Thereafter	2,951
Total	$151,783

3. Inventories and Floor Plan Payables

Inventories consisted of the following (in thousands):

	March 31,	December 31,	March 31,
	2025	2024	2024
Good Sam services and plans	$219	$263	$392
New RVs	1,509,594	1,241,533	1,469,193
Used RVs	406,728	413,546	389,810
Products, parts, accessories and other	202,628	166,495	218,197
	$2,119,169	$1,821,837	$2,077,592

Substantially all of the Company’s new RV inventory and certain of its used RV inventory, included in the RV and Outdoor Retail segment, is financed by a floor plan credit agreement (“Floor Plan Facility”) with a syndication of banks (“Floor Plan Lenders”).

In February 2025, FreedomRoads, LLC entered into an amendment to the Floor Plan Facility, which (a) increased the commitment for floor plan borrowings by $300.0 million to $2.15 billion, (b) increased the commitment for the letter of credit facility by $15.0 million to $45.0 million, and (c) extended the maturity date from September 30, 2026 to the earlier of, if applicable, (i) February 18, 2030 or (ii) March 5, 2028, if the Company’s Term Loan Facility (as defined and discussed in Note 7 — Long-Term Debt) has not been repaid, refinanced, or defeased and the maturity has not been extended by at least 180 days after February 18, 2030.

As of March 31, 2025, December 31, 2024, and March 31, 2024, the applicable interest rate for the floor plan notes payable under the Floor Plan Facility was 6.34%, 6.72%, and 7.87%, respectively.

The outstanding balance of the revolving line of credit under the Floor Plan Facility was paid off in November 2024 and there was no balance outstanding as of March 31, 2025 and December 31, 2024. As of March 31, 2024, the applicable interest rate for revolving line of credit borrowings under the Floor Plan Facility was 7.62%. Additionally, under the Floor Plan Facility, the revolving line of credit borrowings are subject to a borrowing base calculation, which did not limit the borrowing capacity at March 31, 2025, December 31, 2024, and March 31, 2024.

Management has determined that the credit agreement governing the Floor Plan Facility includes subjective acceleration clauses, which could impact debt classification. Management believes that no events have occurred at March 31, 2025 that would trigger a subjective acceleration clause. Additionally, the credit agreement governing the Floor Plan Facility contains certain financial covenants. FreedomRoads, LLC was in compliance with all financial debt covenants at March 31, 2025, December 31, 2024, and March 31, 2024.

The following table details the outstanding amounts and available borrowings under the Floor Plan Facility as of March 31, 2025 and December 31, 2024, and March 31, 2024 (in thousands):

	March 31,	December 31,	March 31,
	2025	2024	2024
Floor Plan Facility
Notes payable - floor plan:
Total commitment	$2,150,000	$1,850,000	$1,850,000
Less: borrowings, net of FLAIR offset account	(1,320,687)	(1,161,713)	(1,414,696)
Less: FLAIR offset account(1)	(157,863)	(79,472)	(147,654)
Additional borrowing capacity	671,450	608,815	287,650
Less: short-term payable for sold inventory(2)	(81,959)	(33,152)	(91,299)
Less: purchase commitments(3)	(55,125)	(9,340)	(31,551)
Unencumbered borrowing capacity	$534,366	$566,323	$164,800

Revolving line of credit:	$70,000	$70,000	$70,000
Less: borrowings	—	—	(31,885)
Additional borrowing capacity	$70,000	$70,000	$38,115

Letters of credit:
Total commitment	$45,000	$30,000	$30,000
Less: outstanding letters of credit	(14,300)	(14,300)	(12,300)
Additional letters of credit capacity	$30,700	$15,700	$17,700

(1)	Flooring line aggregate interest reduction (“FLAIR”) offset account that allows the Company to transfer cash to the Floor Plan Lenders as an offset to the payables under the Floor Plan Facility. The FLAIR offset account does not reduce the outstanding amount of loans under the Floor Plan Facility for purposes of determining the unencumbered borrowing capacity under the Floor Plan Facility.
(2)	The short-term payable represents the amount due for sold inventory. A payment for any floor plan units sold is due within three to ten business days of sale. Due to the short-term nature of these payables, the Company reclassifies the amounts from notes payable‒floor plan, net to accounts payable in the condensed consolidated balance sheets. Changes in the vehicle floor plan payable are reported as cash flows from financing activities in the condensed consolidated statements of cash flows.
(3)	Purchase commitments represent vehicles approved for floor plan financing where the inventory has not yet been received by the Company from the supplier and no floor plan borrowing is outstanding.

4. Long-Lived Asset Impairment

During the three months ended March 31, 2025 and 2024, the Company had indicators of impairment of the long-lived assets for certain locations. Such indicators primarily included decreases in market rental rates or decreases in the market value of real property for closed locations, and the Company’s review of location performance in the normal course of business. As a result of updating certain assumptions in the long-lived asset impairment analysis for these locations, the Company determined that the fair value of certain long-lived assets were below their carrying value and were impaired.

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

The following table details long-lived asset impairment charges by type of long-lived asset, all of which relate to the RV and Outdoor Retail segment (in thousands):

	Three Months Ended March 31,
	2025	2024
Long-lived asset impairment charges by type of long-lived asset:
Leasehold improvements	$190	$2,285
Operating lease right of use assets	—	1,290
Building and improvements	430	2,252
Total long-lived asset impairment charges	$620	$5,827

5. Assets Held for Sale

As of March 31, 2025, December 31, 2024, and March 31, 2024, three, two, and three RV and Outdoor Retail segment properties, respectively, met the criteria to be classified as held for sale. Also, as of March 31, 2025, certain assets related to one RV dealership met the criteria to be classified as held for sale, which included an allocation of goodwill of the RV and Outdoor Retail reporting unit based on the RV dealership’s relative fair value.

The following table presents the components of assets held for sale at March 31, 2025, December 31, 2024, and March 31, 2024 (in thousands):

	March 31,	December 31,	March 31,
	2025	2024	2024
Assets held for sale:
Inventories	$7,588	$—	$—
Goodwill	3,414	—	—
Property and equipment, net	9,534	1,350	6,276
	$20,536	$1,350	$6,276

6. Goodwill and Intangible Assets

Goodwill

The following table presents a summary of changes in the Company’s goodwill by segment for the three months ended March 31, 2025 and 2024 and nine months ended December 31, 2024 (in thousands):

	Good Sam
	Services and	RV and
	Plans	Outdoor Retail	Consolidated
Balance at December 31, 2023 (excluding impairment charges)	$71,118	$881,941	$953,059
Accumulated impairment charges	(46,884)	(194,953)	(241,837)
Balance at December 31, 2023	24,234	686,988	711,222
Acquisitions	—	24,458	24,458
Balance at March 31, 2024	24,234	711,446	735,680
Acquisitions	1,561	5,682	7,243
Divestiture (1)	—	(8,900)	(8,900)
Balance at December 31, 2024	25,795	708,228	734,023
Acquisitions	—	17,193	17,193
Reclassification to assets held for sale (2)	—	(3,414)	(3,414)
Balance at March 31, 2025	$25,795	$722,007	$747,802

(1)	In May 2024, the Company closed on the sale of certain assets of the RV and Outdoor Retail segment’s RV furniture business (“CWDS”).
(2)	See Note 5 – Assets Held for Sale for further details.

Intangible Assets

Finite-lived intangible assets and related accumulated amortization consisted of the following at March 31, 2025, December 31, 2024 and March 31, 2024 (in thousands):

	March 31, 2025
	Carrying	Accumulated
	Value	Amortization	Net
Good Sam Services and Plans:
Membership, customer lists and other	$9,740	$(9,611)	$129
Trademarks and trade names	2,132	(414)	1,718
Websites and developed technology	3,650	(1,753)	1,897
RV and Outdoor Retail:
Customer lists, domain names and other	4,154	(2,853)	1,301
Supplier lists and agreements	9,500	(816)	8,684
Trademarks and trade names	26,526	(22,340)	4,186
Websites and developed technology	6,348	(5,743)	605
	$62,050	$(43,530)	$18,520

	December 31, 2024
	Carrying	Accumulated
	Value	Amortization	Net
Good Sam Services and Plans:
Membership, customer lists and other	$9,740	$(9,537)	$203
Trademarks and trade names	2,132	(379)	1,753
Websites and developed technology	3,650	(1,614)	2,036
RV and Outdoor Retail:
Customer lists and domain names	4,154	(2,752)	1,402
Supplier lists and agreements	9,500	(594)	8,906
Trademarks and trade names	26,526	(22,005)	4,521
Websites and developed technology	6,348	(5,700)	648
	$62,050	$(42,581)	$19,469

	March 31, 2024
	Cost or	Accumulated
	Fair Value	Amortization	Net
Good Sam Services and Plans:
Membership, customer lists and other	$9,740	$(9,316)	$424
Trademarks and trade names	2,132	(273)	1,859
Websites and developed technology	3,050	(1,227)	1,823
RV and Outdoor Retail:
Customer lists and domain names and other	5,543	(3,439)	2,104
Supplier lists and agreements	1,696	(1,187)	509
Trademarks and trade names	27,251	(21,725)	5,526
Websites and developed technology	6,344	(5,591)	753
	$55,756	$(42,758)	$12,998

7. Long-Term Debt

Outstanding long-term debt consisted of the following (in thousands):

	March 31,	December 31,	March 31,
	2025	2024	2024
Term Loan Facility (1)	$1,332,960	$1,335,535	$1,343,580
Real Estate Facilities (2)	170,732	173,132	219,068
Other Long-Term Debt	7,843	7,926	8,168
Subtotal	1,511,535	1,516,593	1,570,816
Less: current portion	(23,147)	(23,275)	(25,651)
Total	$1,488,388	$1,493,318	$1,545,165

(1)	Net of $9.0 million, $9.6 million, and $11.4 million of original issue discount at March 31, 2025, December 31, 2024, and March 31, 2024, respectively, and $3.5 million, $3.8 million, and $4.4 million of finance costs at March 31, 2025, December 31, 2024, and March 31, 2024, respectively.
(2)	Net of $2.8 million, $3.1 million, and $3.9 million of finance costs at March 31, 2025, December 31, 2024, and March 31, 2024, respectively.

Senior Secured Credit Facilities

As of March 31, 2025, December 31, 2024, and March 31, 2024, CWGS Group, LLC (the “Borrower”), a wholly-owned subsidiary of CWGS, LLC, was party to a credit agreement (the “Credit Agreement”) for a term loan facility (the “Term Loan Facility”) and a revolving credit facility (the “Revolving Credit Facility” and collectively the “Senior Secured Credit Facilities”).

The following table details the outstanding amounts and available borrowings under the Senior Secured Credit Facilities as of (in thousands):

	March 31,	December 31,	March 31,
	2025	2024	2024
Senior Secured Credit Facilities:
Term Loan Facility:
Principal amount of borrowings	$1,400,000	$1,400,000	$1,400,000
Less: cumulative principal payments	(54,553)	(51,049)	(40,538)
Less: unamortized original issue discount	(8,973)	(9,600)	(11,433)
Less: unamortized finance costs	(3,514)	(3,816)	(4,449)
	1,332,960	1,335,535	1,343,580
Less: current portion	(14,015)	(14,015)	(14,015)
Long-term debt, net of current portion	$1,318,945	$1,321,520	$1,329,565
Revolving Credit Facility:
Total commitment	$65,000	$65,000	$65,000
Less: outstanding letters of credit	(4,902)	(4,902)	(4,930)
Less: total net leverage ratio borrowing limitation	(37,348)	(37,348)	(37,320)
Additional borrowing capacity	$22,750	$22,750	$22,750

As of March 31, 2025, December 31, 2024, and March 31, 2024, the average interest rate on the Term Loan Facility was 6.94%, 6.97%, and 7.94%, respectively, and the effective interest rate was 7.18%, 7.43%, and 8.18%, respectively.

Management has determined that the Senior Secured Credit Facilities include subjective acceleration clauses, which could impact debt classification. Management believes that no events have occurred at March 31, 2025 that would trigger a subjective acceleration clause.

The Credit Agreement requires the Borrower and its subsidiaries to comply on a quarterly basis with a maximum Total Net Leverage Ratio (as defined in the Credit Agreement), which covenant is in effect only if, as of the end of each calendar quarter, the aggregate amount of borrowings under the revolving credit facility, letters of credit and unreimbursed letter of credit disbursements outstanding at such time is greater than 35%

of the total commitment on the Revolving Credit Facility (excluding (i) up to $15.0 million attributable to any outstanding undrawn letters of credit and (ii) any cash collateralized or backstopped letters of credit), as defined in the Credit Agreement. As of March 31, 2025, the Company was not subject to this covenant as borrowings under the Revolving Credit Facility did not exceed the 35% threshold, however the Company’s borrowing capacity was reduced by $37.3 million in light of this covenant. The Company was in compliance with all applicable financial debt covenants at March 31, 2025, December 31, 2024, and March 31, 2024.

Real Estate Facilities

As of March 31, 2025, December 31, 2024 and March 31, 2024, subsidiaries of FRHP Lincolnshire, LLC (“FRHP”), an indirect wholly-owned subsidiary of CWGS, LLC, were party to a credit agreement with a syndication of banks for a real estate credit facility (as amended from time to time, the “M&T Real Estate Facility”) with aggregate maximum principal capacity of $300.0 million with an option that allows FRHP to request an additional $100.0 million of principal capacity. During the three months ended March 31, 2025, FRHP had no additional borrowings under the M&T Real Estate facility, and during the three months ended March 31, 2024, FRHP borrowed an additional $55.6 million. During the three months ended March 31, 2024, FRHP repaid $17.3 million of the M&T Real Estate Facility to pay off the remaining principal balances relating to three properties. As of March 31, 2025, the remaining available borrowing capacity was $57.4 million.

As of March 31, 2025, December 31, 2024, and March 31, 2024, Camping World Property, LLC, successor by conversion to Camping World Property, Inc. (the ‘‘Real Estate Borrower’’), an indirect wholly-owned subsidiary of CWGS, LLC, and CIBC Bank USA, were parties to loan and security agreements for real estate credit facilities ((as amended from time to time, the “First CIBC Real Estate Facility” and the “Third CIBC Real Estate Facility”) and together with the M&T Real Estate Facility, the “Real Estate Facilities”). In May 2024, the Real Estate Borrower repaid the outstanding balance of the Third CIBC Real Estate Facility of $8.9 million, which related to the facility for the divested operations of CWDS in Elkhart, Indiana, and the Third CIBC Real Estate Facility was terminated. The First CIBC Real Estate Facility matures in October 2028.

The following table shows a summary of the outstanding balances, remaining available borrowings, and weighted average interest rate under the Real Estate Facilities at March 31, 2025:

	As of March 31, 2025
		Remaining		Wtd. Average
(In thousands)	Outstanding(1)	Available(2)		Interest Rate
Real Estate Facilities
M&T Real Estate Facility	$167,425	$57,390	(3)	6.55%
First CIBC Real Estate Facility	3,307	—		7.30%
	$170,732	$57,390

(1)	Outstanding principal amounts are net of unamortized finance costs.
(2)	Amounts cannot be reborrowed.
(3)	Additional borrowings on the M&T Real Estate Facility are subject to a debt service coverage ratio covenant and to the property collateral requirements under the M&T Real Estate Facility.

Management has determined that the credit agreements governing the Real Estate Facilities include subjective acceleration clauses, which could impact debt classification. Management believes that no events have occurred at March 31, 2025 that would trigger a subjective acceleration clause. Additionally, the Real Estate Facilities are subject to certain cross default provisions, a debt service coverage ratio, and other customary covenants. The Company was in compliance with all financial debt covenants at March 31, 2025, December 31, 2024, and March 31, 2024.

Other Long-Term Debt

As of March 31, 2025, the outstanding principal balance of other long-term debt was $7.8 million with a weighted average interest rate of 4.27%.

8. Lease Obligations

The following table presents certain information related to the costs for leases where the Company is the lessee (in thousands):

	Three Months Ended March 31,
	2025	2024
Operating lease cost	$29,353	$29,190
Finance lease cost:
Amortization of finance lease assets	2,591	2,860
Interest on finance lease liabilities	2,182	2,466
Short-term lease cost	308	377
Variable lease cost	6,704	5,329
Sublease income	(846)	(654)
Net lease costs	$40,292	$39,568

As of March 31, 2025, December 31, 2024, and March 31, 2024, finance lease assets of $119.4 million, $120.0 million, and $139.8 million, respectively, were included in property and equipment, net in the accompanying condensed consolidated balance sheets.

The following table presents supplemental cash flow information related to leases (in thousands):

	Three Months Ended March 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$30,113	$29,588
Operating cash flows for finance leases	2,182	2,466
Financing cash flows for finance leases	1,763	1,829
Lease assets obtained in exchange for lease liabilities:
New, remeasured and terminated operating leases	24,521	44,183
New, remeasured and terminated finance leases	1,957	42,228

During the three months ended March 31, 2025 and 2024, the Company entered into sale-leaseback transactions for one and two properties, respectively, associated with store locations in the RV and Outdoor Retail segment and received consideration of $3.5 million and $23.5 million of cash, respectively. The Company recorded no gain for the three months ended March 31, 2025, and recorded a gain of $0.1 million for the three months ended March 31, 2024 that was included in (gain) loss on sale or disposal of assets in the condensed consolidated statements of income. The Company entered into a 19-year lease agreement as the lessee with the buyer of the property in 2025 and 20-year lease agreements as the lessee with each buyer of the properties in 2024.

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

Recurring Fair Value Measurements

The following table presents the reported carrying values and the fair values by level of the Company’s assets and liabilities measured at fair value on a recurring basis:

	March 31, 2025		December 31, 2024		March 31, 2024
($ in thousands)	Carrying Value	Level 3	Carrying Value	Level 3	Carrying Value	Level 3
Assets:
Derived participation investment (1)	$1,151	$1,151	$156	$156	$—	$—
Liabilities:
Acquisition-related contingent consideration (2)	368	368	368	368	—	—
(1)	Derived participation investment was included in other assets in the accompanying condensed consolidated balance sheets.
(2)	The $0.2 million current and $0.2 million non-current portions of acquisition-related contingent consideration were included in accrued liabilities and other long-term liabilities, respectively, in the accompanying condensed consolidated balance sheets.

The following table presents fair value measurements using significant unobservable inputs (Level 3):

	Three Months Ended March 31, 2025
($ in thousands)	Derived Participation Investment	Acquisition-related contingent consideration
Beginning balance	$156	$368
Purchases	1,018	—
Settlements	(67)	—
Gains included in earnings	44	—
Ending balance	$1,151	$368

Derived Participation Investment

The Company has entered into an arrangement with a consumer financing partner to invest in a participation interest in the cash flows of certain financing transactions under the white label financing program with such consumer financing partner (the “Derived Participation Investment”). The fair value of this investment was estimated by discounting the projected cash flows subject to the participation interest. The assumptions in the analysis included loan losses, prepayments, and recoveries derived based on historical observation of such data pertaining to the RV industry, as well as other relevant industries with loan structure similar to that of the RV industry. This is categorized as a Level 3 measurement and there was no significant change in unrealized gains or losses during the three months ended March 31, 2025. Based on loan activity by the consumer financing partner in March 2025, the Company was committed to invest an additional $1.6 million, which was paid in April 2025 and is not included in the carrying value or fair value amounts presented above.

Contingent Consideration

The Company’s contingent consideration liability was established as part of the consideration for the acquisition of a tire rescue roadside assistance business in June 2024. The fair value of this liability was estimated as the present value of the probability weighted milestone payments at each of the first two anniversaries of the date of the acquisition for a maximum aggregate payment of $0.5 million if all milestones are reached. The assumptions in the analysis included the Company’s assessment of the probability that the milestones will be reached and a discount rate based primarily on the Company’s credit risk and its ability to pay. This is categorized as a Level 3 measurement and there was no significant change in unrealized gains or losses during the three months ended March 31, 2025.

Other Fair Value Disclosures

There have been no transfers of assets or liabilities between the fair value measurement levels and there were no material re-measurements to fair value during 2025 and 2024 of assets and liabilities that are not measured at fair value on a recurring basis.

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

	Fair Value	March 31, 2025		December 31, 2024		March 31, 2024
($ in thousands)	Measurement	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Term Loan Facility	Level 2	$1,332,960	$1,294,993	$1,335,535	$1,320,286	$1,343,580	$1,322,077
Floor Plan Facility Revolving Line of Credit	Level 2	—	—	—	—	31,885	33,134
Real Estate Facilities	Level 2	170,732	173,557	173,132	176,684	219,068	230,710
Other Long-Term Debt	Level 2	7,843	6,616	7,926	6,652	8,168	6,708

10. Commitments and Contingencies

Litigation

Weissmann Complaint

On June 22, 2021, FreedomRoads Holding Company, LLC (“FR Holdco”), an indirect wholly-owned subsidiary of CWGS, LLC, filed a one-count complaint captioned FreedomRoads Holding Company, LLC v. Steve Weissmann in the Circuit Court of Cook County, Illinois against Steve Weissmann (“Weissmann”) for breach of contractual obligation under note guarantee (the “Note”) (the “Weissmann Complaint”). On October 8, 2021, Weissmann brought a counterclaim against FR Holdco and third-party defendants Marcus A. Lemonis, NBCUniversal Media, LLC, the Consumer National Broadcasting Company, Camping World, Inc. (“CW”), and Machete Productions (“Machete”) (the “Weissmann Counterclaim”), in which he alleges claims in connection with the Note and his appearance on the reality television show The Profit. Weissmann alleges the following causes of action against FR Holdco and all third-party defendants, including CW: (i) fraud; (ii) fraud in the inducement; (iii) fraudulent concealment; (iv) breach of fiduciary duty; (v) defamation; (vi) defamation per se; (vii) false light; (viii) intentional infliction of emotional distress; (ix) negligence; (x) unjust enrichment; and (xi) RICO § 1962. Weissmann seeks costs and damages in an amount to be proven at trial but no less than the amount in the Note (approximately $2.5 million); in connection with his RICO claim, Weissmann asserts he is entitled to damages in the amount of three times the Note. On February 18, 2022, NBCUniversal, CNBC, and Machete filed a motion to compel arbitration (the “NBC Arbitration Motion”). On May 5, 2022, an agreed order was filed staying the litigation in favor of arbitration. On May 31, 2022, FR Holdco filed an arbitration demand against Weissmann for collection on the Note. Weissmann filed his response and counterclaims, and third-party claims against FR Holdco, CW, Marcus A. Lemonis, NBCUniversal, and Machete on July 7, 2022. On or about July 21, 2022, FR Holdco and the other respondents filed their responses and affirmative defenses. On March 11, 2024, FR Holdco’s arbitration demand and the Weissmann arbitration demand were tried before a single arbitrator pursuant to the JAMS streamlined arbitration rules in a confidential arbitration hearing. On May 23, 2024, the arbitrator issued an interim award in favor of FR Holdco in the amount of $4,318,892, plus interest, costs, and attorneys’ fees as set forth in the Tumbleweed bankruptcy plan and to be determined by the arbitrator in subsequent proceedings. On July 31, 2024, the arbitrator heard the parties’ arguments on the amount of attorneys’ fees and costs owed to FR Holdco, after Weissmann conceded in a written briefing the obligation to pay attorneys’ fees and costs to FR Holdco as the prevailing party. On September 12, 2024, the arbitrator issued a final award in favor of FR Holdco in the amount of $4,990,006, in the manner described in the Tumbleweed bankruptcy plan. Weissmann is jointly and severally liable for $4,106,884 of that amount. On September 24, 2024, Weissmann and Tumbleweed filed a Petition to Vacate Arbitration Award in the Superior Court for the State of California, County of Los Angeles. On September 27, 2024, FR Holdco, CW, Marcus A. Lemonis, NBCUniversal, and Machete filed a Petition to Confirm Arbitration Award in the Superior Court for the State of California, County of Los Angeles. On January 16, 2025, Superior Court for the State of California, County of Los Angeles granted the Petition to Confirm Arbitration Award and denied the Petition to Vacate Arbitration Award, concluding the litigation. On April 17, 2025, FR Holdco, CW, Marcus A. Lemonis,

NBCUniversal, and Machete filed a Notice Regarding Bankruptcy Order and Request to Enter Judgment. There can be no assurances that we will be able to collect amounts owed pursuant to the Arbitration Award.

Tumbleweed Complaint

On November 10, 2021, Tumbleweed Tiny House Company, Inc. (“Tumbleweed”) filed a complaint against FR Holdco, CW, Marcus A. Lemonis, NBCUniversal Media, LLC, and Machete Productions in which Tumbleweed alleges claims in connection with the Note and its appearance on the reality television show The Profit (the “Tumbleweed Complaint”), seeking primarily monetary damages. Tumbleweed alleges the following claims against the defendants, including FR Holdco and CW: (i) fraud; (ii) false promise; (iii) breach of fiduciary duty (and aiding and abetting the same); (iv) breach of contract; (v) breach of oral contract; (vi) tortious interference with prospective economic advantage; (vii) fraud in the inducement; (viii) negligent misrepresentation; (ix) fraudulent concealment; (x) conspiracy; (xi) unlawful business practices; (xii) defamation; and (xiii) declaratory judgment. On April 21, 2022, the Court granted a motion to compel arbitration filed by NBCUniversal and joined by all defendants, including FR Holdco, CW, and Marcus A. Lemonis, compelling Tumbleweed’s claims to arbitration. Tumbleweed served its arbitration demand on FR Holdco, CW, and Marcus A. Lemonis on May 17, 2022. FR Holdco, CW, and Marcus A. Lemonis filed responses and affirmative defenses on May 31, 2022. On July 20, 2022, pursuant to the JAMS streamlined arbitration rules, the Tumbleweed Complaint was consolidated together with the Weissmann Complaint. The parties have exchanged discovery. On March 11, 2024, FR Holdco’s arbitration demand and the Weissman arbitration demand were tried before a single arbitrator pursuant to the JAMS streamlined arbitration rules in a confidential arbitration hearing. On May 23, 2024, the arbitrator issued an interim award in favor of all respondents, including FR Holdco, CW, and Lemonis. On July 31, 2024, the arbitrator heard the parties arguments on the amount of attorneys’ fees and costs owed to FR Holdco, CW, Lemonis, and the other defendants, after Tumbleweed conceded the obligation to pay attorneys’ fees and costs to the prevailing parties. On September 12, 2024, the arbitrator issued a final award in favor of FR Holdco, CW, Lemonis in the amount of $3,793,455 in attorneys’ fees and $626,611 in costs. The arbitrator also awarded $4,990,006 in favor of FR Holdco. On September 24, 2024, Weissmann and Tumbleweed filed a Petition to Vacate Arbitration Award in the Superior Court for the State of California, County of Los Angeles. On September 27, 2024, FR Holdco, CW, Marcus A. Lemonis, NBCUniversal, and Machete filed a Petition to Confirm Arbitration Award in the Superior Court for the State of California, County of Los Angeles. On January 16, 2025, Superior Court for the State of California, County of Los Angeles granted the Petition to Confirm Arbitration Award and denied the Petition to Vacate Arbitration Award, concluding the litigation. On April 17, 2025, FR Holdco, CW, Marcus A. Lemonis, NBCUniversal, and Machete filed a Notice Regarding Bankruptcy Order and Request to Enter Judgment. There can be no assurances that we will be able to collect amounts owed pursuant to the Arbitration Award.

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

Supplier Agreement

In connection with the divestiture of CWDS in May 2024, the Company entered into a supplier agreement (the “Supplier Agreement”) with the buyer that requires the Company to purchase an aggregate $250.0 million of product over the approximately 10-year term of the Supplier Agreement. Any shortfall under this aggregate purchase threshold results in an extension of the term of the Supplier Agreement and does not otherwise result in financial penalties.

Employment Agreements

The Company has employment agreements with certain officers. The agreements include, among other things, an annual bonus based on certain performance-based criteria and certain severance benefits in the event of a qualifying termination.

Financial Assurances

In the normal course of business, the Company obtains standby letters of credit and surety bonds from financial institutions and other third parties. These instruments guarantee the Company’s future performance and provide third parties with financial and performance assurance in the event that the Company does not perform. These instruments support a wide variety of the Company’s business activities. As of March 31, 2025, December 31, 2024, and March 31, 2024, outstanding standby letters of credit issued through our Floor Plan Facility were $14.3 million, $14.3 million, and $12.3 million, respectively (see Note 3 — Inventories and Floor Plan Payables). The outstanding standby letters of credit issued through the Senior Secured Credit Facilities as of March 31, 2025, December 31, 2024, and March 31, 2024 were $4.9 million (see Note 7 — Long-Term Debt). As of March 31, 2025, December 31, 2024, and March 31, 2024, outstanding surety bonds were $25.3 million, $26.6 million, and $24.4 million, respectively. The underlying liabilities to which these instruments relate are reflected on the Company’s condensed consolidated balance sheets, where applicable. Therefore, no additional liability is reflected for the letters of credit and surety bonds themselves.

11. Statement of Cash Flows

Supplemental disclosures of cash flow information for the following periods (in thousands) were as follows:

	Three Months Ended March 31,
	2025	2024
Cash paid (received) during the period for:
Interest	$46,441	$61,812
Income taxes	(1,015)	(111)
Noncash investing and financing activities:
Leasehold improvements paid by lessor	79	—
Capital expenditures in accounts payable and accrued liabilities	8,616	6,203
Prior period deposit applied to portion of purchase price of RV dealership acquisition	11,000	8,873
Cost of treasury stock issued for vested restricted stock units	—	2,595

12. Acquisitions

During the three months ended March 31, 2025 and 2024, subsidiaries of the Company acquired the assets of multiple RV dealerships that constituted businesses under GAAP. The Company used cash and borrowings under its Floor Plan Facility to complete the acquisitions. The Company considers acquisitions of independent dealerships to be a fast and capital efficient alternative to opening new store locations to expand its business and grow its customer base. The acquired businesses were recorded at their estimated fair values under the acquisition method of accounting. The balance of the purchase prices in excess of the fair values of net assets acquired were recorded as goodwill.

During the three months ended March 31, 2025, the RV and Outdoor Retail segment acquired the assets of various RV dealerships comprised of eight locations for an aggregate purchase price of approximately $91.6 million, of which one RV dealership had not opened by March 31, 2025. As a component of the aggregate purchase price to acquire certain of these locations, $10.0 million was paid as a deposit in November 2024, which would convert into shares of Lazydays Holdings, Inc. (“Lazydays”) common stock if the Company completed the acquisition of all seven RV dealerships originally contemplated under the November 2024 agreement with Lazydays. However, the Company acquired only five of the seven Lazydays RV dealerships, so the deposit did not convert to shares of Lazydays common stock. Instead, the deposit was considered a component of the purchase price of those acquisitions and ultimately recognized as goodwill. Additionally, a $1.0 million deposit was made in December 2024 for non-Lazydays RV dealership acquisitions that were completed during the three months ended March 31, 2025. Separate from these acquisitions, during the three months ended March 31, 2025, the Company purchased real property for an aggregate purchase price of $48.6 million.

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

The estimated fair values of the assets acquired and liabilities assumed for the acquisitions discussed above consist of the following, net of insignificant measurement period adjustments relating to acquisitions from the respective previous year:

	Three Months Ended March 31,
($ in thousands)	2025	2024
Tangible assets (liabilities) acquired (assumed):
Inventories, net	$73,507	$40,394
Prepaid expenses and other assets	58	—
Property and equipment, net	1,414	287
Operating lease assets	9,366	15,328
Accrued liabilities	(144)	(40)
Current portion of operating lease liabilities	(1,055)	(1,112)
Other current liabilities	(463)	(21)
Operating lease liabilities, net of current portion	(8,312)	(14,216)
Total tangible net assets acquired	74,371	40,620
Intangible assets acquired:
Supplier and customer relationships	—	2,595
Total intangible assets acquired	—	2,595
Goodwill	17,193	24,458
Purchase price of acquisitions	91,564	67,673
Application of deposit paid in prior period	(11,000)	(8,873)
Cash paid for acquisitions, net of cash acquired	80,564	58,800
Inventory purchases financed via floor plan	(71,181)	(48,684)
Cash payment net of floor plan financing	$9,383	$10,116

The fair values above for the three months ended March 31, 2025 are preliminary as they are subject to measurement period adjustments for up to one year from the date of acquisition as new information is obtained about facts and circumstances that existed as of the acquisition date relating to the valuation of the acquired assets, primarily the acquired inventories. For the three months ended March 31, 2024, the fair values include a measurement period adjustment to record $2.6 million of other intangible assets from a RV dealership acquisition that occurred during the year ended December 31, 2023. These intangible assets had an estimated useful life of 15 years; however, these intangible assets were sold for $2.6 million during 2024.

The primary items that generated the goodwill are the value of the expected synergies between the acquired businesses and the Company and the acquired assembled workforce, neither of which qualify for recognition as a separately identified intangible asset. For the three months ended March 31, 2025 and 2024, acquired goodwill of $17.2 million and $24.5 million, respectively, was expected to be deductible for tax purposes.

Included in the condensed consolidated financial statements for the three months ended March 31, 2025 were revenue of $11.8 million and pre-tax income of $0.1 million from the acquired dealerships from the applicable acquisition dates. Included in the condensed consolidated financial statements for the three months ended March 31, 2024 were revenue of $7.0 million and insignificant pre-tax income from the acquired dealerships from the applicable acquisition dates. Pro forma information on these acquisitions has not been included, because the Company has deemed them to not be individually or cumulatively material.

13. Income Taxes

CWH is organized as a Subchapter C corporation and, as of March 31, 2025, is a 61.1% owner of CWGS, LLC (see Note 15 — Non-Controlling Interests). CWGS, LLC is organized as a limited liability company and treated as a partnership for U.S. federal and most applicable state and local income tax purposes and as such, is generally not subject to any U.S. federal entity-level income taxes. However, certain active CWGS, LLC subsidiaries, including Americas Road and Travel Club, Inc. and FreedomRoads RV, Inc. and their wholly-owned subsidiaries, are subject to entity-level taxes as they are Subchapter C corporations.

Effective Income Tax Rate

For the three months ended March 31, 2025 and 2024, the Company's effective income tax rate was 12.3% and 15.1%, respectively. The effective tax rate differed from the federal statutory rate of 21.0% primarily due to state taxes, changes in our uncertain tax position reserves, non-deductible executive compensation, and a portion of the Company’s earnings being attributable to non-controlling interests in limited liability companies, which are not subject to entity level taxes.

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

During the three months ended March 31, 2025 and 2024, there were no redemptions of common units by Continuing Equity Owners.

14. Related Party Transactions

Transactions with Directors, Equity Holders and Executive Officers

From January 2012 until its expiration in March 2024, FreedomRoads, LLC was the lessee of what is now its previous corporate headquarters in Lincolnshire, Illinois (as amended from time to time, the “Lincolnshire Lease”). For the three months ended March 31, 2024, rental payments for the Lincolnshire Lease, including common area maintenance charges, were $0.2 million, which were included in SG&A expenses in the condensed consolidated statements of operations. The Company’s Chairman and Chief Executive Officer had personally guaranteed the Lincolnshire Lease.

15. Non-Controlling Interests

The following table summarizes the CWGS, LLC common unit ownership by CWH and the Continuing Equity Owners:

	As of March 31, 2025		As of December 31, 2024		As of March 31, 2024
	Common Units	Ownership %	Common Units	Ownership %	Common Units	Ownership %
CWH	62,569,449	61.1%	62,502,096	61.0%	45,071,762	53.0%
Continuing Equity Owners	39,895,393	38.9%	39,895,393	39.0%	40,044,536	47.0%
Total	102,464,842	100.0%	102,397,489	100.0%	85,116,298	100.0%

The following table summarizes the effects of changes in ownership in CWGS, LLC on the Company’s equity:

	Three Months Ended March 31,
($ in thousands)	2025	2024
Net loss attributable to Camping World Holdings, Inc.	$(12,280)	$(22,307)
Transfers to non-controlling interests:
Decrease in additional paid-in capital as a result of the purchase of common units from CWGS, LLC with proceeds from the exercise of stock options	—	(22)
Increase (decrease) in additional paid-in capital as a result of the vesting of restricted stock units	446	(2,234)
(Decrease) increase in additional paid-in capital as a result of repurchases of Class A common stock for withholding taxes on vested RSUs	(871)	209
Change from net loss attributable to Camping World Holdings, Inc. and transfers to non-controlling interests	$(12,705)	$(24,354)

16. Stock-Based Compensation Plans

The following table summarizes the stock-based compensation (“SBC”) that has been included in the following line items within the condensed consolidated statements of operations during:

	Three Months Ended March 31,
($ in thousands)	2025	2024
Stock-based compensation expense:
Costs applicable to revenue	$125	$92
Selling, general, and administrative	7,145	5,105
Total stock-based compensation expense	$7,270	$5,197

The following table summarizes stock option, restricted stock unit (“RSU”) and performance stock unit (“PSU”) activities for the three months ended March 31, 2025:

	Stock	Restricted	Performance
(in thousands)	Options	Stock Units	Stock Units
Outstanding at December 31, 2024	155	1,652	—
Granted	—	1,069	750
Vested	—	(109)	—
Forfeited	(1)	(71)	—
Outstanding at March 31, 2025	154	2,541	750
Exercisable at March 31, 2025	154	n/a	n/a

During the three months ended March 31, 2025, the Company granted a total of 469,004 RSUs to non-executive employees with an aggregate grant date fair value of $10.1 million and weighted-average grant date fair value of $21.57 per RSU, which will be recognized, net of forfeitures, over a vesting period of five years.

In January 2025, pursuant to the amended and restated employment agreement entered into with Marcus A. Lemonis, the Company granted Mr. Lemonis (i) an award of 600,000 RSUs with a grant date fair value of $22.13 per RSU, which will be recognized, net of forfeitures, over a vesting period through November 15, 2027, and (ii) an award of PSUs under the 2016 Plan with respect to 750,000 PSUs if earned at “target” levels of performance, which will be eligible to vest based on the achievement of specified stock price hurdles over a three-year performance period ending on December 31, 2027.

The PSUs are comprised of four tranches of 187,500 PSUs with hurdles ranging from $32.50 per share to $47.50 per share in $5.00 per share increments. The achievement of the stock price hurdles is based on the average 30 consecutive trading day closing stock price of the Company’s Class A common stock. The grant date fair value was estimated using a Monte Carlo simulation to simulate stock price trajectories over the performance period. Key inputs to the model as of the date of grant included the duration of the performance period, the risk-free interest rate, and the closing stock price, volatility and dividend yield of the Company’s Class A common stock. The PSUs had a weighted-average grant date fair value of $13.84 per PSU, which will be recognized over a weighted-average derived service period of approximately one year, net of any forfeitures for termination of employment prior to the completion of the derived service period for any tranches with unsatisfied vesting conditions.

17. Loss Per Share

Basic loss per share of Class A common stock is computed by dividing net loss attributable to Camping World Holdings, Inc. by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted loss per share of Class A common stock is computed by dividing net loss attributable to Camping World Holdings, Inc. by the weighted-average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive securities.

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted loss per share of Class A common stock:

	Three Months Ended March 31,
(In thousands except per share amounts)	2025	2024
Numerator:
Net loss	$(24,682)	$(50,806)
Less: net loss attributable to non-controlling interests	12,402	28,499
Net loss attributable to Camping World Holdings, Inc. — basic	$(12,280)	$(22,307)
Add: reallocation of net loss attributable to non-controlling interests from the assumed redemption of common units of CWGS, LLC for Class A common stock	(9,191)	(21,275)
Net loss attributable to Camping World Holdings, Inc. — diluted	$(21,471)	$(43,582)
Denominator:
Weighted-average shares of Class A common stock outstanding — basic	62,531	45,047
Dilutive common units of CWGS, LLC that are convertible into Class A common stock	39,895	40,045
Weighted-average shares of Class A common stock outstanding — diluted	102,426	85,092

Loss per share of Class A common stock — basic	$(0.20)	$(0.50)
Loss per share of Class A common stock — diluted	$(0.21)	$(0.51)

Weighted-average anti-dilutive securities excluded from the computation of diluted loss per share of Class A common stock:
Stock options to purchase Class A common stock	155	189
Restricted stock units	2,383	1,841

Weighted-average contingently issuable shares excluded from the computation of diluted loss per share of Class A common stock since all necessary conditions had not been satisfied:
Performance stock units(1)	750	—

(1)	See Note 16 – Stock-Based Compensation Plans for further details of PSUs.

Shares of the Company’s Class B common stock and Class C common stock do not share in the earnings or losses of the Company and are therefore not participating securities. As such, separate basic and diluted loss per share of Class B common stock or Class C common stock under the two-class method has not been presented.

18. Segments Information

The Company has the following two reportable segments: (i) Good Sam Services and Plans, and (ii) RV and Outdoor Retail. The Company evaluates performance for all of its reportable segments based on Segment Adjusted EBITDA. The Company defines “Segment Adjusted EBITDA” as the reportable segments’ total revenue less segment expenses which are comprised of (i) adjusted costs applicable to revenue, (ii) intersegment costs applicable to revenues, (iii) adjusted SG&A expense, (iv) floor plan interest expense, and (v) other segment items. Segment expenses exclude depreciation and amortization and certain noncash and other items that the Chief Operating Decision Maker does not consider in his evaluation of ongoing operating performance. These excluded items include (a) SBC and (b) loss and/or impairment on investments in equity securities.

Reportable segment revenue; segment adjusted EBITDA; depreciation and amortization; other interest expense, net; total assets; and capital expenditures are as follows:

	Three Months Ended March 31, 2025		Three Months Ended March 31, 2024
	Good Sam	RV and	Good Sam	RV and
	Services	Outdoor	Services	Outdoor
($ in thousands)	and Plans	Retail	and Plans	Retail
Revenue:
Good Sam Services and Plans	$46,208	$—	$45,681	$—
New vehicles	—	621,432	—	656,086
Used vehicles	—	422,351	—	337,685
Products, service and other	—	164,992	—	177,894
Finance and insurance, net	—	148,667	—	135,454
Good Sam Club	—	9,874	—	11,217
Intersegment revenue(1)	808	2,404	930	2,721
Total revenue before intersegment eliminations	47,016	1,369,720	46,611	1,321,057
Segment expenses:
Adjusted costs applicable to revenue(2)	17,677	966,094	15,138	946,390
Intersegment costs applicable to revenue(3)	587	2,625	930	2,206
Adjusted selling, general and administrative(4)	7,642	369,732	7,288	356,186
Floor plan interest expense	—	18,306	—	27,882
Other segment items(5)	—	(40)	—	34
Segment Adjusted EBITDA	$21,110	$13,003	$23,255	$(11,641)

(1)	Intersegment revenue consists of segment revenue that is eliminated in our condensed consolidated statements of operations.
(2)	Adjusted costs applicable to revenue exclude SBC expense and intersegment costs applicable to revenue.
(3)	Intersegment costs applicable to revenue consist of segment costs applicable to revenue that are eliminated in our condensed consolidated statements of operations.
(4)	Adjusted SG&A expenses excludes SBC expense and intersegment operating expenses.
(5)	Other segment items include (i) intersegment operating expenses, which are eliminated in our condensed consolidated statements of operations, and (ii) other expense, net excluding loss and/or impairment on investments in equity securities.

	Three Months Ended March 31,
($ in thousands)	2025	2024
Revenue:
Good Sam Services and Plans Segment	$47,016	$46,611
RV and Outdoor Retail Segment	1,369,720	1,321,057
Total segment revenue	1,416,736	1,367,668
Intersegment eliminations	(3,212)	(3,651)
Total revenue	1,413,524	1,364,017
Segment Adjusted EBITDA:
Good Sam Services and Plans Segment	21,110	23,255
RV and Outdoor Retail Segment	13,003	(11,641)
Total Segment Adjusted EBITDA	34,113	11,614
Corporate SG&A excluding SBC(1)	(2,926)	(2,894)
Depreciation and amortization	(22,544)	(19,290)
Long-lived asset impairment	(620)	(5,827)
Gain (loss) on sale or disposal of assets	1,823	(1,585)
Stock-based compensation(2)	(7,270)	(5,197)
Loss and impairment on investments in equity securities(3)	(157)	(94)
Other interest expense, net	(30,531)	(36,094)
Intersegment eliminations(4)	(41)	(481)
Loss before income taxes	$(28,153)	$(59,848)

(1)	Corporate SG&A excluding SBC represents corporate SG&A expenses that are not allocated to the segments and are comprised primarily of the costs associated with being a public company. This amount excludes the SBC relating to the Board of Directors for their service as board members that is not allocated to the segments, since it is presented as part of the SBC reconciling line item in this table.
(2)	This SBC amount includes SBC allocated to the segments and SBC relating to the Board of Directors for their service as board members that is not allocated to the segments (See Note 16 — Stock-Based Compensation Plans).
(3)	Represents loss and/or impairment on investments in equity securities and interest income relating to any notes receivables with those investments. These amounts are included in other expense, net in the condensed consolidated statements of operations.
(4)	Represents the net impact of intersegment eliminations on (loss) income before income taxes.

	Three Months Ended March 31,
($ in thousands)	2025	2024
Depreciation and amortization:
Good Sam Services and Plans	$901	$848
RV and Outdoor Retail	21,643	18,442
Total depreciation and amortization	$22,544	$19,290

	Three Months Ended March 31,
($ in thousands)	2025	2024
Other interest expense, net:
Good Sam Services and Plans	$(52)	$(18)
RV and Outdoor Retail	6,409	8,114
Subtotal	6,357	8,096
Corporate & other	24,174	27,998
Total other interest expense, net	$30,531	$36,094

	March 31,	December 31,	March 31,
($ in thousands)	2025	2024	2024
Assets:
Good Sam Services and Plans	$88,377	$121,876	$83,411
RV and Outdoor Retail	4,818,291	4,509,509	4,744,164
Subtotal	4,906,668	4,631,385	4,827,575
Corporate & other	240,542	231,892	239,355
Total assets	$5,147,210	$4,863,277	$5,066,930

	Three Months Ended March 31,
($ in thousands)	2025	2024
Capital expenditures:
Good Sam Services and Plans	$2,905	$1,857
RV and Outdoor Retail	69,190	25,313
Total capital expenditures	$72,095	$27,170

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes included in Part I, Item 1 of this Form 10-Q, as well as our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 28, 2025 (the “Annual Report”). This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various important factors, including those set forth under “Risk Factors” included in Part I, Item 1A of our Annual Report, the “Cautionary Note Regarding Forward-Looking Statements” in this Form 10-Q and in other parts of this Form 10-Q. Except to the extent that differences among reportable segments are material to an understanding of our business taken as a whole, we present the discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations on a consolidated basis.

For purposes of this Form 10-Q, we define an "Active Customer" as a customer who has transacted with us in any of the eight most recently completed fiscal quarters prior to the date of measurement. Unless otherwise indicated, the date of measurement is March 31, 2025, our most recently completed fiscal quarter.

Overview

Camping World Holdings, Inc. (together with its subsidiaries) is the world’s largest retailer of RVs and related products and services. Through our Camping World and Good Sam brands, our vision is to build a business that makes RVing and other outdoor adventures fun and easy. We strive to build long-term value for our customers, employees, and stockholders by combining a unique and comprehensive assortment of RV products and services with a national network of RV dealerships, service centers and customer support centers along with the industry’s most extensive online presence and a highly-trained and knowledgeable team of associates serving our customers, the RV lifestyle, and the communities in which we operate. We also believe that our Good Sam organization and family of highly specialized services and plans, including roadside assistance, protection plans and insurance, uniquely enables us to connect with our customers as stewards of an outdoor and recreational lifestyle. On March 31, 2025, we operated a total of 209 locations, with all of them selling and/or servicing RVs. See Note 1 – Summary of Significant Accounting Policies to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

A summary of the changes in quantities and types of retail stores and changes in same stores from March 31, 2024 to March 31, 2025, are in the table below:

	RV	RV Service &		Same
	Dealerships	Retail Centers	Total	Store(1)
Number of store locations as of March 31, 2024	211	4	215	182
Opened	11	—	11	—
Converted	1	(1)	—	(1)
Temporarily closed	(1)	—	(1)	(1)
Closed	(14)	(2)	(16)	(9)
Achieved designation of same store (1)	—	—	—	15
Number of store locations as of March 31, 2025	208	1	209	186

(1)	Our same store revenue and units calculations for a given period include only those stores that were open both at the end of the corresponding period and at the beginning of the preceding fiscal year.

Industry Trends

According to the RV Industry Association’s (“RVIA”) survey of manufacturers, which almost entirely focuses on North America, wholesale shipments of new RVs for 2024 were 333,733 units, 6.6% greater than in 2023. The Spring 2025 edition of RV RoadSigns, the quarterly forecast prepared by ITR Economics for the RVIA, projected RV wholesale shipments to be approximately 350,100 in 2025, or 4.9% higher than 2024. RV wholesale shipments for the first three months of 2025 were 97,848 units, up 13.9% compared to the same timeframe last year per the March 2025 survey of manufacturers prepared by the RVIA.

The per unit cost of new vehicles in fiscal year 2023 was significantly higher than we experienced prior to the COVID-19 pandemic, due to the RV manufacturers’ supply constraints during the pandemic, strong demand for new vehicles during the pandemic, higher inflation, and higher interest rates. We focused on clearing out a significant portion of our higher cost pre-2024 model year new vehicles in late 2023 and the first quarter of 2024. The increased mix of lower cost recent model year vehicles during the first quarter of 2025 resulted in lower average selling prices and average cost per unit of new vehicles with little impact to gross margins. Additionally, residual values of used vehicles had declined during 2024 as a result of a decrease in new vehicle costs, which resulted in the first quarter of 2025 having lower average selling prices and average cost per unit of used vehicles and a 104 basis point improvement in used vehicle gross margins.

We had experienced lower used vehicle inventory levels for much of 2024 as we slowed procurement to allow RV owner pricing expectations to adjust as a result of 2024 model year pricing declines. Beginning in the fourth quarter of 2024, we took steps to reverse the trend of decreasing used vehicle revenue and unit sales, including the increase in the procurement of used vehicles, which resulted in a 25.1% increase in used vehicle revenue and 30.3% increase in used vehicle unit sales in the first quarter of 2025. Accordingly, we expect used vehicle revenue and unit sales to outpace comparative 2024 periods for much of 2025.

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

Inflation

As noted in “Industry Trends” above, we have experienced, and continue to experience, reduced cost and average selling prices with respect to new vehicles and, as a byproduct of the new vehicle pricing decrease, used vehicles. New and used vehicles regularly represent a majority of our costs. However, inflationary factors, such as increases to our product costs, or tariffs on imported product or components used by RV manufacturers, have in the past adversely affected and may in the future adversely affect our operating results if the selling prices of our products and services do not increase proportionately with those increased costs or if demand for our products and services declines as a result of price increases to address inflationary costs. We finance substantially all of our new vehicle inventory and certain of our used vehicle inventory through revolving floor plan arrangements. Inflationary increases in the costs of new and/or used vehicles financed through the revolving floor plan arrangement result in an increase in the outstanding principal balance of the revolving floor plan arrangement. Additionally, our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are generally subject to inflationary increases. Further, the cost of remodeling acquired RV dealership locations and constructing new RV dealership locations is subject to inflationary increases in the costs of labor and material, which results in higher rent expense on new RV dealership locations. Finally, our credit agreements include interest rates that vary based on various benchmarks. Such rates have historically increased during periods of increasing inflation.

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

More specifically, CWH is organized as a C-Corp and, as of March 31, 2025, is a 61.1% owner of CWGS, LLC. CWGS, LLC is organized as a limited liability company and treated as a partnership for U.S. federal and most applicable state and local income tax purposes and, as such is generally not subject to any U.S. federal entity-level income taxes (“Pass-Through”), with the exception of Americas Road and Travel Club, Inc. and FreedomRoads RV, Inc., and their wholly-owned subsidiaries, which are active C-Corps embedded within the CWGS, LLC structure.

CWH receives an allocation of its share of the net income of CWGS, LLC based on CWH’s weighted-average ownership of CWGS, LLC for the period. CWH recognizes income tax expense on its pre-tax income including its portion of this income allocation from CWGS, LLC primarily relating to Pass-Through entities. The income tax relating to the net income of CWGS, LLC allocated to CWH that relates to separately taxed C-Corp entities is recorded within the consolidated results of CWGS, LLC. No income tax expense is recognized by the Company for the portion of net income of CWGS, LLC allocated to non-controlling interests other than income tax expense recorded by CWGS, LLC. Rather, tax distributions are paid to the non-controlling interest holders which are recorded as distributions to holders of LLC common units in the condensed consolidated statements of cash flows. CWH is subject to U.S. federal, state and local income taxes with respect to its allocable share of any taxable income of CWGS, LLC and is taxed at the prevailing corporate tax rates. For the three months ended March 31, 2025 and 2024, the Company used a blended statutory tax rate assumption of 25.0%, for income adjustments applicable to CWH when calculating the adjusted net loss attributable to Camping World Holdings, Inc. ─ basic and diluted (see “Non-GAAP Financial Measures” in Part I, Item 2 of this Form 10-Q). CWGS, LLC may be liable for various other state and local taxes.

The following table presents the allocation of CWGS, LLC’s C-Corp and Pass-Through net loss to CWH, the allocation of CWGS, LLC’s net loss to non-controlling interests, income tax benefit recognized by CWH, and other items:

	Three Months Ended March 31,
($ in thousands)	2025	2024
C-Corp portion of CWGS, LLC net income allocated to CWH	$695	$446
Pass-Through portion of CWGS, LLC net loss allocated to CWH	(20,134)	(32,505)
CWGS, LLC net loss allocated to CWH	(19,439)	(32,059)
CWGS, LLC net loss allocated to noncontrolling interests	(12,402)	(28,499)
CWGS, LLC net loss	(31,841)	(60,558)
Income tax benefit recorded by CWH	6,989	9,362
Other incremental CWH net income	170	390
Net loss	$(24,682)	$(50,806)

The following table presents further information on income tax benefit:

	Three Months Ended March 31,
($ in thousands)	2025	2024
Income tax benefit recorded by CWH	$6,989	$9,362
Income tax expense recorded by CWGS, LLC	(3,518)	(320)
Income tax benefit	$3,471	$9,042

Results of Operations

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

Unless otherwise indicated, all financial comparisons in this section of Results of Operations compare our financial results for the three months ended March 31, 2025 to our financial results from the three months ended March 31, 2024. The following table sets forth information comparing the components of net loss for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31, 2025		March 31, 2024
		Percent of		Percent of	Favorable/ (Unfavorable)
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%
Revenue:
Good Sam Services and Plans	$46,208	3.3%	$45,681	3.3%	$527	1.2%
RV and Outdoor Retail
New vehicles	621,432	44.0%	656,086	48.1%	(34,654)	(5.3%)
Used vehicles	422,351	29.9%	337,685	24.8%	84,666	25.1%
Products, service and other	164,992	11.7%	177,894	13.0%	(12,902)	(7.3%)
Finance and insurance, net	148,667	10.5%	135,454	9.9%	13,213	9.8%
Good Sam Club	9,874	0.7%	11,217	0.8%	(1,343)	(12.0%)
Subtotal	1,367,316	96.7%	1,318,336	96.7%	48,980	3.7%
Total revenue	1,413,524	100.0%	1,364,017	100.0%	49,507	3.6%

Gross profit (exclusive of depreciation and amortization shown separately below):
Good Sam Services and Plans	28,487	2.0%	30,498	2.2%	(2,011)	(6.6%)
RV and Outdoor Retail
New vehicles	85,073	6.0%	91,047	6.7%	(5,974)	(6.6%)
Used vehicles	78,390	5.5%	59,152	4.3%	19,238	32.5%
Products, service and other	80,253	5.7%	76,219	5.6%	4,034	5.3%
Finance and insurance, net	148,667	10.5%	135,454	9.9%	13,213	9.8%
Good Sam Club	8,758	0.6%	10,027	0.7%	(1,269)	(12.7%)
Subtotal	401,141	28.4%	371,899	27.3%	29,242	7.9%
Total gross profit	429,628	30.4%	402,397	29.5%	27,231	6.8%

Operating expenses:
Selling, general, and administrative	387,445	27.4%	371,473	27.2%	(15,972)	(4.3%)
Depreciation and amortization	22,544	1.6%	19,290	1.4%	(3,254)	(16.9%)
Long-lived asset impairment	620	0.0%	5,827	0.4%	5,207	89.4%
(Gain) loss on sale or disposal of assets	(1,823)	(0.1%)	1,585	0.1%	3,408	215.0%
Total operating expenses	408,786	28.9%	398,175	29.2%	(10,611)	(2.7%)
Income from operations	20,842	1.5%	4,222	0.3%	16,620	393.7%
Other expense
Floor plan interest expense	(18,306)	(1.3%)	(27,882)	(2.0%)	9,576	34.3%
Other interest expense, net	(30,531)	(2.2%)	(36,094)	(2.6%)	5,563	15.4%
Other expense, net	(158)	(0.0%)	(94)	(0.0%)	(64)	(68.1%)
Total other expense	(48,995)	(3.5%)	(64,070)	(4.7%)	15,075	23.5%
Loss before income taxes	(28,153)	(2.0%)	(59,848)	(4.4%)	31,695	53.0%
Income tax benefit	3,471	0.2%	9,042	0.7%	(5,571)	(61.6%)
Net loss	(24,682)	(1.7%)	(50,806)	(3.7%)	26,124	51.4%
Less: net loss attributable to non-controlling interests	12,402	0.9%	28,499	2.1%	(16,097)	(56.5%)
Net loss attributable to Camping World Holdings, Inc.	$(12,280)	(0.9%)	$(22,307)	(1.6%)	$10,027	45.0%

Supplemental Data

	Three Months Ended March 31,		Increase		Percent
	2025	2024	(decrease)		Change
Unit sales
New vehicles	16,726	16,882	(156)		(0.9%)
Used vehicles	13,939	10,694	3,245		30.3%
Total	30,665	27,576	3,089		11.2%

Average selling price
New vehicles	$37,154	$38,863	$(1,709)		(4.4%)
Used vehicles	30,300	31,577	(1,277)		(4.0%)

Same store unit sales(1)
New vehicles	15,791	16,116	(325)		(2.0%)
Used vehicles	13,157	10,239	2,918		28.5%
Total	28,948	26,355	2,593		9.8%

Same store revenue(1) ($ in 000s)
New vehicles	$587,456	$628,813	$(41,357)		(6.6%)
Used vehicles	398,862	321,354	77,508		24.1%
Products, service and other	139,506	149,776	(10,270)		(6.9%)
Finance and insurance, net	141,129	130,144	10,985		8.4%
Total	$1,266,953	$1,230,087	$36,866		3.0%

Average gross profit per unit
New vehicles	$5,086	$5,393	$(307)		(5.7%)
Used vehicles	5,624	5,531	93		1.7%
Finance and insurance, net per vehicle unit	4,848	4,912	(64)		(1.3%)
Total vehicle front-end yield(2)	10,179	10,359	(180)		(1.7%)

Gross margin
Good Sam Services and Plans	61.6%	66.8%	(511)	bps
New vehicles	13.7%	13.9%	(19)	bps
Used vehicles	18.6%	17.5%	104	bps
Products, service and other	48.6%	42.8%	580	bps
Finance and insurance, net	100.0%	100.0%	unch
Good Sam Club	88.7%	89.4%	(69)	bps
Subtotal RV and Outdoor Retail	29.3%	28.2%	113	bps
Total gross margin	30.4%	29.5%	89	bps

Retail locations
RV dealerships	208	211	(3)		(1.4%)
RV service & retail centers	1	4	(3)		(75.0%)
Total	209	215	(6)		(2.8%)

RV and Outdoor Retail inventories ($ in 000s)
New vehicles	$1,509,594	$1,469,193	$40,401		2.7%
Used vehicles	406,728	389,810	16,918		4.3%
Products, parts, accessories and misc.	202,628	218,197	(15,569)		(7.1%)
Total RV and Outdoor Retail inventories	$2,118,950	$2,077,200	$41,750		2.0%

Vehicle inventory per location ($ in 000s)
New vehicle inventory per dealer location	$7,258	$6,963	$295		4.2%
Used vehicle inventory per dealer location	1,955	1,847	108		5.8%

Vehicle inventory turnover(3)
New vehicle inventory turnover	1.8	1.7	0.1		4.7%
Used vehicle inventory turnover	3.5	3.0	0.5		17.4%

Other data
Active Customers(4)	4,140,985	4,827,623	(686,638)		(14.2%)
Good Sam Club members (5)	1,702,017	1,961,112	(259,095)		(13.2%)
Service bays (6)	2,911	2,857	54		1.9%
Finance and insurance gross profit as a % of total vehicle revenue	14.2%	13.6%	61	bps	n/a
Same store locations	186	n/a	n/a		n/a

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

Revenue and Gross Profit

Good Sam Services and Plans

Good Sam Services and Plans revenue increased primarily from increased Good Sam branded extended vehicle warranty program sales through retail finance and insurance offerings, partially offset by reduced contracts in force for our roadside assistance programs.

Good Sam Services and Plans gross profit and margin decreased primarily due to incremental roadside assistance claims costs in 2025, partially offset by increased Good Sam branded extended vehicle warranty program sales through retail finance and insurance offerings.

RV and Outdoor Retail

New vehicles

New vehicles revenue decreased primarily due to a 4.4% decrease in the average selling price per new vehicle sold, and to a lesser extent, the 0.9% reduction in volume of vehicles sold. On a same store basis, new vehicles revenue decreased 6.6% to $587.5 million from a decrease in new vehicles sold of 2.0%, in addition to a 4.7% decrease in the average selling price per new vehicle sold.

New vehicles gross profit decreased primarily due to a 5.7% lower gross profit per new vehicle sold resulting from a lower average sales price per vehicle sold. New vehicles gross margin decreased 19 basis points to 13.7%, primarily driven by the 4.4% decrease in the average selling price per new vehicle sold, partially offset by a 4.2% reduction in the average cost per new vehicle sold.

Used vehicles

Used vehicles revenue increased primarily due to a 30.3% increase in used vehicles unit sales, partially offset by a 4.0% decrease in the average selling price per used vehicle sold. On a same store basis, used vehicles revenue increased 24.1% to $398.9 million from an increase in the number of used vehicles sold of 28.5% partially offset by a 3.4% decrease in average sales price per used vehicle sold.

Used vehicles gross profit increased primarily due to the 30.3% increase in used vehicles sold and increased gross profit per used vehicle sold. Used vehicle gross margin increased 104 basis points primarily due to a 5.3% decrease in the average cost per unit sold, partially offset by the average price per used vehicle sold decreasing 4.0%.

Products, service and other

Products, service and other revenue decreased primarily due to a reduction in sales activity resulting from the divestiture of our RV furniture business in May 2024, which contributed $6.6 million of revenue, outside of the RV furniture sold through our store locations, for the three months ended March 31, 2024, and a reallocation of service labor in 2025 toward used inventory reconditioning. On a same store basis, products, service and other revenue decreased 6.9% to $139.5 million.

The increase in products, service and other gross profit and the 580 basis point increase in products, service and other gross margin to 48.6% was driven by the divestiture of the RV furniture business, which had negative gross margins for the three months ended March 31, 2024, higher billing rates for service labor, and improved gross margins on our aftermarket part assortment.

Finance and insurance, net

Finance and insurance revenue and gross profit is recorded net, since the Company is acting as an agent in the transaction, and commission is recognized when a finance and insurance product contract payment has been received or financing has been arranged. Finance and insurance, net revenue increased $13.2 million, which was primarily a result of an increased number of contracts sold resulting from increased vehicles sold and an increase in revenue per contract. Finance and insurance, net revenue as a percentage of new and used vehicle revenue was 14.2%, an increase from 13.6%. On a same store basis, finance and insurance, net revenue increased 8.4%.

Good Sam Club

Good Sam Club revenue, gross profit, and gross margin decreased primarily from the 13.2% decrease in Good Sam Club members, excluding free basic plan members. The decline in Good Sam Club members was a result of the availability of the free basic plan that was introduced in late 2023, which provides for limited participation in the loyalty point program without access to the remaining member benefits, and price increases introduced by early 2024 that impacted renewal rates.

Operating Expenses and Other

Selling, general and administrative expenses

Selling, general and administrative expenses increased primarily due to a $9.6 million increase in employee cash compensation costs, $7.3 million of additional advertising expenses, and a $2.0 million increase in employee SBC expense, partially offset by $4.2 million of reduced legal fees.

Long-lived asset impairment

As discussed in Note 4 – Long-Lived Asset Impairment to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q, we recognized $0.6 million of long-lived asset impairments, a decrease of $5.2 million. These long-lived asset impairments related to decreases in market rental rates or market value of real property for closed locations, or based on the Company’s review of location performance in the normal course of business.

Floor plan interest expense

The decrease in floor plan interest expense was due both to a 134 basis point decrease in the average floor plan borrowing rate and a lower average floor plan notes payable balance. The average interest rate for the Floor Plan Facility for the three months ended March 31, 2025 and 2024 was 6.35% and 7.68%, respectively.

Other interest expense, net

Other interest expense, net decreased primarily due to the reduced interest rate on our Term Loan Facility, reduced borrowings on the Company’s Real Estate Facilities, and no outstanding balance on the revolving line of credit under the Floor Plan Facility (see Note 7 – Long-Term Debt and Note 3 – Inventories and Floor Plan Payables to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q). The average interest rate for the Term Loan Facility for the three months ended March 31, 2025 and 2024 was 6.96% and 7.97%, respectively. The average interest rate on the M&T Real Estate Facility for three months ended March 31, 2025 and 2024 was 6.64% and 7.73%, respectively.

Income tax benefit

The decrease of income tax benefit was primarily due to lower losses generated from CWGS, LLC for which the Company is subject to U.S. federal and state taxes on its allocable share and changes in reserves for uncertain tax positions.

Segment Results

The following table sets forth a reconciliation of total segment income to consolidated income before income taxes for each of our segments for the periods presented:

	Three Months Ended March 31,
	2025		2024		Favorable /
		Percent of		Percent of	(Unfavorable)
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%
Good Sam Services and Plans:
Revenue:
External revenue	$46,208	98.3%	$45,681	98.0%	$527	1.2%
Intersegment revenue(1)	808	1.7%	930	2.0%	(122)	(13.1%)
Total revenue before intersegment eliminations	47,016	100.0%	46,611	100.0%	405	0.9%

Segment expenses:
Adjusted costs applicable to revenue(2)	17,677	37.6%	15,138	32.5%	(2,539)	(16.8%)
Intersegment costs applicable to revenue(3)	587	1.2%	930	2.0%	343	36.9%
Adjusted selling, general and administrative(4)	7,642	16.3%	7,288	15.6%	(354)	(4.9%)
Segment Adjusted EBITDA	$21,110	44.9%	$23,255	49.9%	$(2,145)	(9.2%)

RV and Outdoor Retail:
Revenue:
External revenue	$1,367,316	99.8%	$1,318,336	99.8%	$48,980	3.7%
Intersegment revenue(1)	2,404	0.2%	2,721	0.2%	(317)	(11.7%)
Total revenue before intersegment eliminations	1,369,720	100.0%	1,321,057	100.0%	48,663	3.7%

Segment expenses:
Adjusted costs applicable to revenue(2)	966,094	70.5%	946,390	71.6%	(19,704)	(2.1%)
Intersegment costs applicable to revenue(3)	2,625	0.2%	2,206	0.2%	(419)	(19.0%)
Adjusted selling, general and administrative(4)	369,732	27.0%	356,186	27.0%	(13,546)	(3.8%)
Floor plan interest expense	18,306	1.3%	27,882	2.1%	9,576	34.3%
Other segment items(5)	(40)	(0.0%)	34	0.0%	74	217.6%
Segment Adjusted EBITDA	$13,003	0.9%	$(11,641)	(0.9%)	$24,644	211.7%

(1)	Intersegment revenue consists of segment revenue that are eliminated in our consolidated statements of operations.
(2)	Adjusted costs applicable to revenue excludes stock-based compensation expense and intersegment costs applicable to revenue.
(3)	Intersegment costs applicable to revenue consist of segment costs applicable to revenue that are eliminated in our consolidated statements of operations.
(4)	Adjusted selling, general, and administrative expenses excludes stock-based compensation expense and intersegment operating expenses.

(5)	Other segment items include (i) intersegment operating expenses, which are eliminated in our consolidated statements of operations, and (ii) other expense, net excluding loss and/or impairment on investments in equity securities.

Good Sam Services and Plans Segment

See the “Revenue and Gross Profit” section above for a discussion of impacts to revenue for Good Sam Services and Plans. Adjusted costs applicable to segment revenues reflected increased roadside assistance claims costs and costs associated with developing new services and plans. Adjusted selling, general and administrative expense increased primarily from increased employee cash compensation expense. The Good Sam Services and Plans Segment Adjusted EBITDA decrease was driven primarily by the increase to adjusted costs applicable to revenue and adjusted selling, general and administrative expense, partially offset by the increase to external revenue discussed above. Intersegment revenue and intersegment costs applicable to revenue did not have a significant impact on the decrease in Segment Adjusted EBITDA.

RV and Outdoor Retail Segment

See the “Revenue and Gross Profit” section above for a discussion of impacts to revenue for RV and Outdoor Retail and “Floor plan interest expense” section above for a discussion of the decrease in floor plan interest expense. Adjusted costs applicable to segment revenue increased from (i) higher total vehicle costs driven by 11.2% higher total unit sales, partially offset by the reductions in cost per new and used vehicles discussed above, and (ii) lower products, service and other costs applicable to revenue primarily from the same drivers of the decrease in revenue discussed above. Adjusted selling, general and administrative expense increased primarily due to approximately $7.7 million of increased advertising expenses, $5.2 million of increased commissions costs, and $3.9 million of increased employee cash compensation expense, partially offset by a $4.3 million reduction in legal fees. The RV and Outdoor Retail Segment Adjusted EBITDA increased from the increases in revenue and reduction in floor plan interest expense, partially offset by the increase in segment expenses discussed above. Intersegment revenue, intersegment costs applicable to revenue, and intersegment operating expenses did not have a significant impact on the increase in Segment Adjusted EBITDA.

Non-GAAP Financial Measures

To supplement our condensed consolidated financial statements, which are prepared and presented in accordance with accounting principles generally accepted in the United States (“GAAP”), we use the following non-GAAP financial measures: EBITDA; Adjusted EBITDA; Adjusted EBITDA Margin; Adjusted Net Loss Attributable to Camping World Holdings, Inc. – Basic; Adjusted Net Loss Attributable to Camping World Holdings, Inc. – Diluted; Adjusted Loss Per Share – Basic; Adjusted Loss Per Share – Diluted; and Selling, General, and Administrative Expense (“SG&A”) Excluding SBC (collectively the “Non-GAAP Financial Measures”). We believe that these Non-GAAP Financial Measures, when used in conjunction with GAAP financial measures, provide useful information about operating results, enhance the overall understanding of past financial performance and future prospects, and allow for greater transparency with respect to the key metrics we use in our financial and operational decision making. Certain of these Non-GAAP Financial Measures are also frequently used by analysts, investors and other interested parties to evaluate companies in the Company’s industry and are used by management to evaluate our operating performance, to evaluate the effectiveness of strategic initiatives, and for planning purposes. By providing these Non-GAAP Financial Measures, together with reconciliations, we believe we are enhancing investors’ understanding of our business and our results of operations, as well as assisting investors in evaluating how well we are executing our strategic initiatives. In addition, our Senior Secured Credit Facilities use Adjusted EBITDA, as calculated for our subsidiary CWGS Group, LLC, to measure our compliance with covenants such as the consolidated leverage ratio. The Non-GAAP Financial Measures have limitations as analytical tools, and the presentation of this financial information is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. They should not be construed as an inference that the Company’s future results will be unaffected by any items adjusted for in these Non-GAAP Financial Measures. In evaluating these Non-GAAP Financial Measures, it is reasonable to expect that certain of these items will occur in future periods. However, we believe these adjustments are appropriate because the amounts recognized can vary significantly from period to period, do not directly relate to the ongoing operations of our business and complicate comparisons of our internal operating results and operating results of other companies over time. Each of the normal recurring adjustments and other adjustments described in this section and in the reconciliation tables below help management with a measure of our core operating performance over time by removing items that are not related to day-to-day operations.

The Non-GAAP Financial Measures that we use are not necessarily comparable to similarly titled measures used by other companies due to different methods of calculation.

EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin

We define “EBITDA” as net loss before other interest expense, net (excluding floor plan interest expense), provision for income tax benefit and depreciation and amortization. We define “Adjusted EBITDA” as EBITDA further adjusted for the impact of certain noncash and other items that we do not consider in our evaluation of ongoing operating performance. These items include, among other things, long-lived asset impairment, gains and losses on sale or disposal of assets, net, SBC, losses and gains and impairment on investments in equity securities, and other unusual or one-time items. We define “Adjusted EBITDA Margin” as Adjusted EBITDA as a percentage of total revenue. We caution investors that amounts presented in accordance with our definitions of EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin may not be comparable to similar measures disclosed by our competitors, because not all companies and analysts calculate EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin in the same manner. We present EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin because we consider them to be important supplemental measures of our performance and believe they are frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. Management believes that investors’ understanding of our performance is enhanced by including these Non-GAAP Financial Measures as a reasonable basis for comparing our ongoing results of operations.

The following table reconciles Segment Adjusted EBITDA to consolidated Adjusted EBITDA:

	Three Months Ended March 31,
($ in thousands)	2025	2024
Good Sam Services and Plans Segment Adjusted EBITDA	$21,110	$23,255
RV and Outdoor Retail Segment Adjusted EBITDA	13,003	(11,641)
Total Segment Adjusted EBITDA	34,113	11,614
Corporate and Other Adjusted EBITDA	(2,967)	(3,375)
Total Adjusted EBITDA	$31,146	$8,239

The following table reconciles EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin to the most directly comparable GAAP financial performance measures:

	Three Months Ended March 31,
($ in thousands)	2025	2024
EBITDA and Adjusted EBITDA:
Net loss	$(24,682)	$(50,806)
Other interest expense, net	30,531	36,094
Depreciation and amortization	22,544	19,290
Income tax benefit	(3,471)	(9,042)
Subtotal EBITDA	24,922	(4,464)
Long-lived asset impairment (a)	620	5,827
(Gain) loss on sale or disposal of assets, net (b)	(1,823)	1,585
SBC (c)	7,270	5,197
Loss and/or impairment on investments in equity securities (d)	157	94
Adjusted EBITDA	$31,146	$8,239

	Three Months Ended March 31,
(as percentage of total revenue)	2025	2024
Adjusted EBITDA margin:
Net loss margin	(1.7%)	(3.7%)
Other interest expense, net	2.2%	2.6%
Depreciation and amortization	1.6%	1.4%
Income tax benefit	(0.2%)	(0.7%)
Subtotal EBITDA margin	1.8%	(0.3%)
Long-lived asset impairment (a)	0.0%	0.4%
(Gain) loss on sale or disposal of assets, net (b)	(0.1%)	0.1%
SBC (c)	0.5%	0.4%
Loss and/or impairment on investments in equity securities (d)	0.0%	0.0%
Adjusted EBITDA margin	2.2%	0.6%

(a)	Represents long-lived asset impairment charges related to the RV and Outdoor Retail segment. See Note 4 – Long-Lived Asset Impairment to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional information.
(b)	Represents an adjustment to eliminate the gains and losses on disposals and sales of various assets.
(c)	Represents noncash SBC expense relating to employees, directors, and consultants of the Company.
(d)	Represents losses and gains and impairment on investments in equity securities and interest income relating to any notes receivables with those investments.

Adjusted Net Loss Attributable to Camping World Holdings, Inc. and Adjusted Loss Per Share

We define “Adjusted Net Loss Attributable to Camping World Holdings, Inc. – Basic” as net loss attributable to Camping World Holdings, Inc. adjusted for the impact of certain noncash and other items that we do not consider in our evaluation of ongoing operating performance. These items include, among other things, long-lived asset impairment, gains and losses on sale or disposal of assets, net, SBC, loss and impairment on investments in equity securities, other unusual or one-time items, the income tax benefit effect of these adjustments, and the effect of net loss attributable to non-controlling interests from these adjustments.

We define “Adjusted Net Loss Attributable to Camping World Holdings, Inc. – Diluted” as Adjusted Net Loss Attributable to Camping World Holdings, Inc. – Basic adjusted for the reallocation of net loss attributable to non-controlling interests from stock options and restricted stock units, if dilutive, or the assumed redemption, if dilutive, of all outstanding common units in CWGS, LLC for shares of newly-issued Class A common stock of Camping World Holdings, Inc.

We define “Adjusted Loss Per Share – Basic” as Adjusted Net Loss Attributable to Camping World Holdings, Inc. - Basic divided by the weighted-average shares of Class A common stock outstanding. We define “Adjusted Loss Per Share – Diluted” as Adjusted Net Loss Attributable to Camping World Holdings, Inc. – Diluted divided by the weighted-average shares of Class A common stock outstanding, assuming (i) the redemption of all outstanding common units in CWGS, LLC for newly-issued shares of Class A common stock of Camping World Holdings, Inc., if dilutive, and (ii) the dilutive effect of stock options and restricted stock units, if any. We present Adjusted Net Loss Attributable to Camping World Holdings, Inc. – Basic, Adjusted Net Loss Attributable to Camping World Holdings, Inc. – Diluted, Adjusted Loss Per Share – Basic, and Adjusted Loss Per Share – Diluted because we consider them to be important supplemental measures of our performance and we believe that investors’ understanding of our performance is enhanced by including these Non-GAAP financial measures as a reasonable basis for comparing our ongoing results of operations.

The following table reconciles Adjusted Net Loss Attributable to Camping World Holdings, Inc. – Basic, Adjusted Net Loss Attributable to Camping World Holdings, Inc. – Diluted, Adjusted Loss Per Share – Basic, and Adjusted Loss Per Share – Diluted to the most directly comparable GAAP financial performance measure:

	Three Months Ended March 31,
(In thousands except per share amounts)	2025	2024
Numerator:
Net loss attributable to Camping World Holdings, Inc.	$(12,280)	$(22,307)
Adjustments related to basic calculation:
Long-lived asset impairment (a):
Gross adjustment	620	5,827
Income tax expense for above adjustment (b)	(95)	(771)
(Gain) loss on sale or disposal of assets (c):
Gross adjustment	(1,823)	1,585
Income tax benefit (expense) for above adjustment (b)	278	(210)
SBC (d):
Gross adjustment	7,270	5,197
Income tax expense for above adjustment (b)	(1,114)	(695)
Loss and/or impairment on investments in equity securities (e):
Gross adjustment	157	94
Income tax expense for above adjustment (b)	(24)	(12)
Adjustment to net loss attributable to non-controlling interests resulting from the above adjustments (f)	(2,420)	(5,971)
Adjusted net loss attributable to Camping World Holdings, Inc. – basic	(9,431)	(17,263)
Adjustments related to diluted calculation:
Reallocation of net loss attributable to non-controlling interests from the dilutive redemption of common units in CWGS, LLC (g)	(9,982)	(22,528)
Income tax on reallocation of net loss attributable to non-controlling interests from the dilutive redemption of common units in CWGS, LLC (h)	2,609	5,736
Adjusted net loss attributable to Camping World Holdings, Inc. – diluted	$(16,804)	$(34,055)
Denominator:
Weighted-average Class A common shares outstanding – basic	62,531	45,047
Adjustments related to diluted calculation:
Dilutive redemption of common units in CWGS, LLC for shares of Class A common stock (i)	39,895	40,045
Adjusted weighted average Class A common shares outstanding – diluted	102,426	85,092

Adjusted loss per share - basic	$(0.15)	$(0.38)
Adjusted loss per share - diluted	$(0.16)	$(0.40)

Anti-dilutive amounts (j):
Denominator:
Anti-dilutive options to purchase Class A common stock (i)	—	29
Anti-dilutive restricted stock units (i)	254	264

Reconciliation of per share amounts:
Loss per share of Class A common stock — basic	$(0.20)	$(0.50)
Non-GAAP Adjustments (k)	0.05	0.12
Adjusted loss per share - basic	$(0.15)	$(0.38)

Loss per share of Class A common stock — diluted	$(0.21)	$(0.51)
Non-GAAP Adjustments (k)	0.05	0.11
Adjusted loss per share - diluted	$(0.16)	$(0.40)

(a)	Represents long-lived asset impairment charges related to the RV and Outdoor Retail segment. See Note 4 – Long-Lived Asset Impairment to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional information.
(b)	Represents the current and deferred income tax expense or benefit effect of the above adjustments. This assumption uses a blended statutory tax rate of 25.0% for the adjustments for the 2025 and 2024 periods, which represent the estimated tax rates that would apply had the above adjustments been included in the determination of our non-GAAP metric.
(c)	Represents an adjustment to eliminate the gains and losses on disposals and sales of various assets.
(d)	Represents noncash SBC expense relating to employees, directors, and consultants of the Company.
(e)	Represents losses and/or impairment on investments in equity securities and interest income relating to any notes receivables with those investments.
(f)	Represents the adjustment to net loss attributable to non-controlling interests resulting from the above adjustments that impact the net loss of CWGS, LLC. This adjustment uses the non-controlling interest’s weighted average ownership of CWGS, LLC of 39.0% and 47.1% for the three months ended March 31, 2025 and 2024, respectively.
(g)	Represents the reallocation of net loss attributable to non-controlling interests from the impact of the assumed change in ownership of CWGS, LLC from stock options, restricted stock units, and/or common units of CWGS, LLC.

(h)	Represents the income tax expense effect of the above adjustment for reallocation of net loss attributable to non-controlling interests. This assumption uses a blended statutory tax rate of 25.0% for the adjustments for the 2025 and 2024 periods.
(i)	Represents the impact to the denominator for stock options, restricted stock units, and/or common units of CWGS, LLC.
(j)	The below amounts have not been considered in our adjusted loss per share – diluted amounts as the effect of these items are anti-dilutive. Additionally, 750,000 performance stock units granted in January 2025 were excluded from the calculation of our adjusted loss per share– diluted, since they represent contingently issuable shares for which all of the necessary conditions had not been satisfied (see Note 16 — Stock-Based Compensation Plans to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q).
(k)	Represents the per share impact of the Non-GAAP adjustments to net loss detailed above (see (a) through (f) above).

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

The following table reconciles SG&A Excluding SBC to the most directly comparable GAAP financial performance measure:

	Three Months Ended March 31,
($ in thousands)	2025	2024
SG&A Excluding SBC:
SG&A	$387,445	$371,473
SBC - SG&A	(7,145)	(5,105)
SG&A Excluding SBC:	$380,300	$366,368
As a percentage of gross profit	88.5%	91.0%

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

Stock Repurchase Program

During the three months ended March 31, 2025, we did not repurchase Class A common stock under our stock repurchase program, which expires on December 31, 2025. As of March 31, 2025, $120.2 million was available under the stock repurchase program to repurchase additional shares of our Class A common stock.

Dividends

Since December 2016, we have paid our quarterly cash dividend to holders of Class A common stock. Since September 2023, the quarterly cash dividend has been $0.125 per share of Class A common stock, and we paid $7.8 million, in the aggregate, for dividends for the first quarter of 2025. This dividend was funded entirely from the Excess Tax Distribution (as defined under “Dividend Policy” included in Part II, Item 5 of our Annual Report), with no portion funded by other common unit cash distributions from CWGS, LLC. Since CWGS, LLC has not funded these recent quarterly cash dividends with dividend distributions outside of required tax distributions, we believe that this will help us utilize our capital to continue to execute our expansion plans through accretive RV dealership acquisitions.

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

Acquisitions and Capital Expenditures

During the three months ended March 31, 2025, the RV and Outdoor Retail segment purchased real property for an aggregate purchase price of $48.6 million.

Over the next twelve months, our expansion of existing and new dealerships through construction and acquisition is expected to cost between $45.0 million and $55.0 million from a combination of business acquisitions and capital expenditures relating to land, buildings, and improvements. Included in this range is $3.0 million related to business acquisitions where, at a minimum, we have already signed a letter of intent with the seller. These cost estimates exclude amounts for acquired inventories, which are primarily financed through our Floor Plan Facility. Additionally, the cost estimates do not consider potential funding received through sale leaseback transactions or other means for real estate and construction activities. We will update our cost estimates in future periodic reports, if necessary, as there are further developments. Factors that could impact the quantity of future locations or the cost to acquire or open those locations include, but are not limited to, our ability to locate potential acquisition targets or greenfield locations in a geographic area and at a cost that meets our success criteria; continued strong cash flow generation to fund these acquisitions and new locations; and availability of financing.

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

Based on loan activity by our consumer financing partner in March 2025 for our arrangement to invest in a participation interest in the cash flows of certain financing transactions under the white label financing program with such consumer financing partner (“Derived Participation Investment”), we were committed to invest an additional $1.6 million, which was paid in April 2025 (see Note 9 – Fair Value Measurements to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q). We expect to invest an additional $2.0 million to $8.0 million in the Derived Participation Investment during the remainder of 2025 for loan activity after March 2025.

Cash requirements relating to the Tax Receivable Agreement liability, supplier agreement, operating and finance lease obligations, and service and marketing sponsorship agreements have not materially changed since our Annual Report.

Sources of Liquidity and Capital

We believe that our sources of liquidity and capital including cash provided by operating activities, equity offerings and borrowings under our various credit facilities, other long-term debt, and finance lease arrangements (see “Summary of Credit Facilities, Other Long-Term Debt, and Finance Lease Arrangements” below), including additional borrowing capacity where applicable, will be sufficient to finance our continued operations, growth strategy, including the opening of any additional store locations, quarterly cash dividends (as described above), required payments for our obligations under the Tax Receivable Agreement, and additional expenses we expect to incur for at least the next twelve months.

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

As of March 31, 2025, December 31, 2024, and March 31, 2024, we had working capital of $509.4 million, $590.3 million, and $381.6 million, respectively, including $20.9 million, $208.4 million, and $29.7 million, respectively, of cash and cash equivalents. Within current liabilities, which are deducted from current assets to calculate our working capital, we had deferred revenues of $89.1 million, $92.1 million, and $95.9 million as of March 31, 2025, December 31, 2024, and March 31, 2024, respectively. Deferred revenues primarily consists of cash collected for club memberships and roadside assistance contracts in advance of services to be provided, which is deferred and recognized as revenue over the life of the membership, deferred revenues for the annual campground guide, and our Good Sam Club loyalty points liability. We use net proceeds from this deferred membership revenue to lower our long-term borrowings and finance our working capital needs. Our Floor Plan Facility includes a flooring line aggregate interest reduction (“FLAIR”) offset account that allows us to transfer cash as an offset to the payables under the Floor Plan Facility. The FLAIR offset account at March 31, 2025 was $157.9 million, $140.2 million of which could have been withdrawn while remaining in compliance with the financial covenants of the Floor Plan Facility.

Seasonality

We have experienced, and expect to continue to experience, variability in revenue, net income, and cash flows as a result of annual seasonality in our business (see Note 1 — Summary of Significant Accounting

Policies — Seasonality to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q).

Cash Flow

The following table shows summary cash flow information for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(In thousands)	2025	2024
Net cash used in operating activities	$(232,479)	$(67,982)
Net cash used in investing activities	(145,428)	(59,498)
Net cash provided by financing activities	190,401	117,551
Net decrease in cash and cash equivalents	$(187,506)	$(9,929)

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

Net cash used in operating activities was $232.5 million in the three months ended March 31, 2025, an increase of $164.5 million from $68.0 million of net cash used in operating activities in the three months ended March 31, 2024. The increase was primarily due to a $236.8 million decrease in the working capital adjustment for inventory, a $24.1 million decrease in the working capital adjustment for receivables and contracts in transit, a $6.7 million decrease in the working capital adjustment for deferred revenue, a $5.2 million decrease in long-lived asset impairment, and a $3.4 million reduction in loss on sale or disposal of assets, partially offset by a $76.4 million increase in working capital adjustment for accounts payable and other accrued expenses, a $26.1 million decrease in net loss, a $4.0 million increase in working capital adjustment for prepaid expenses and other assets, a $3.3 million increase in depreciation and amortization, and a $2.1 million increase in SBC.

Investing activities. Our investment in business activities primarily consists of expanding our operations through organic growth and the acquisition of RV dealership locations. Substantially all of our new RV dealership locations and capital expenditures have been financed using cash provided by operating activities and borrowings under our various credit facilities, other long-term debt, proceeds from registered offerings of our Class A common stock, and finance lease arrangements, as applicable (see Liquidity and Capital Resources — Summary of Credit Facilities, Other Long-Term Debt, and Finance Lease Arrangements in Part I, Item 2 of this Form 10-Q).

The table below summarizes our capital expenditures for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(In thousands)	2025	2024
IT hardware and software	$5,628	$5,146
Greenfield and acquired dealership locations	4,692	3,999
Existing store locations	13,040	12,916
Corporate and other	151	3,866
Total capital expenditures	$23,511	$25,927

Our capital expenditures consist primarily of investing in acquired and greenfield retail and RV dealership locations, existing retail locations, information technology, hardware, and software. The expected minimum capital expenditures relating to new dealerships and real estate purchases through March 31, 2026 are discussed above. As of March 31, 2025, we had entered into contracts for construction of new dealership buildings for an aggregate future commitment of capital expenditures of $3.0 million. There were no other material commitments for capital expenditures as of March 31, 2025.

Net cash used in investing activities was $145.4 million for the three months ended March 31, 2025. The $145.4 million of cash used in investing activities was primarily comprised of $80.6 million for the acquisition of RV dealerships, net of cash acquired and the $11.0 million of deposits paid in 2024 for these 2025 acquisitions; $48.6 million for the purchase of real property; and $23.5 million of capital expenditures primarily related to retail locations; partially offset by $6.7 million of proceeds from the sale of real property.

Net cash used in investing activities was $59.5 million for the three months ended March 31, 2024. The $59.5 million of cash used in investing activities was primarily comprised of $58.8 million for the acquisition of RV dealerships, net of cash acquired and the $8.9 million of deposits paid in 2023 for these 2024 acquisitions; $25.9 million of capital expenditures primarily related to retail locations; and $1.2 million for the purchase of real property; partially offset by $23.9 million of proceeds from the sale of real property and $2.6 million of proceeds from the sale of intangible assets.

Financing activities. Our financing activities primarily consist of proceeds from the issuance of debt, the repayment of principal, cash dividends to holders of Class A common stock, and cash distributions to holders of CWGS, LLC common units.

Our net cash provided by financing activities was $190.4 million for the three months ended March 31, 2025. The $190.4 million of cash provided by financing activities was primarily due to $207.8 million of net proceeds on borrowings under the Floor Plan Facility, partially offset by $7.8 million of dividends paid on Class A common stock, $6.3 million of payments on long-term debt, and $1.8 million for finance lease payments.

Our net cash provided by financing activities was $117.6 million for the three months ended March 31, 2024. The $117.6 million of cash provided by financing activities was primarily due to $93.3 million of net proceeds from borrowings under the Floor Plan Facility, $55.6 million of proceeds from long-term debt, and $43.0 million from borrowings on revolving line of credit, partially offset by $32.0 million of payments on the revolving line of credit, $23.4 million payments on long-term debt, $9.9 million of member distributions, $5.6 million of dividends paid on Class A common stock, and $1.8 million for finance lease payments.

Summary of Credit Facilities, Other Long-Term Debt, and Finance Lease Arrangements

As of March 31, 2025, we had outstanding debt in the form of our Senior Secured Credit Facilities, our Floor Plan Facility, our Real Estate Facilities, other long-term debt, and finance lease obligations. We may from time to time seek to refinance, retire or exchange our outstanding debt. Such refinancings, repayments or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

The following table shows a summary of the outstanding balances, current portion, and remaining available borrowings under our credit facilities, other long-term debt and finance lease arrangements (see definitions and further details in Note 3 – Inventories and Floor Plan Payables, Note 7 – Long-Term Debt, and Note 8 – Lease Obligations to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q) at March 31, 2025:

			Current	Remaining
(In thousands)	Outstanding		Portion	Available
Floor Plan Facility:
Notes payable - floor plan	$1,320,687		$1,320,687	$534,366	(1)
Revolving line of credit	—		—	70,000	(2)
Senior Secured Credit Facilities:
Term Loan Facility	1,332,960		14,015	—
Revolving Credit Facility	—		—	22,750	(3)
Other:
Real Estate Facilities	170,732	(4)	8,794	57,390	(4)
Other long-term debt	7,843		338	—
Finance lease obligations	138,242		7,646	—
	$2,970,464		$1,351,480	$684,506

(1)	The unencumbered borrowing capacity for the Floor Plan Facility represents the additional borrowing capacity less any accounts payable for sold inventory and less any purchase commitments. Additional borrowings are subject to the vehicle collateral requirements under the Floor Plan Facility. The Floor Plan Facility also includes an accordion feature allowing us, at our option, to request to increase the aggregate amount of the floor plan notes payable in $50.0 million increments up to a maximum amount of $300.0 million. The Floor Plan Lenders are not under any obligation to provide commitments in respect of any future increase under the accordion feature. In February 2025, FreedomRoads, LLC entered into an amendment to the Floor Plan Facility, which (a) increased the commitment for floor plan borrowings by $300.0 million to $2.15 billion, (b) increased the commitment for the letter of credit facility by $15.0 million to $45.0 million, and (c) extended the maturity date from September 30, 2026 to the earlier of, if applicable, (i) February 18, 2030 or (ii) March 5, 2028, if the Company’s Term Loan Facility (as defined and discussed in Note 7 — Long-Term Debt) has not been repaid, refinanced, or defeased and the maturity has not been extended by at least 180 days after February 18, 2030.
(2)	The revolving line of credit borrowings are subject to a borrowing base calculation but were not limited as of March 31, 2025.
(3)	The Revolving Credit Facility remaining available balance was reduced by outstanding undrawn letters of credit. The Credit Agreement requires compliance with a Total Net Leverage Ratio covenant when borrowings on the Revolving Credit Facility (excluding certain amounts relating to letters of credit) is over a 35%, or $22.8 million, threshold (Note 7 – Long-Term Debt to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q). The otherwise remaining available borrowings of $60.1 million were reduced by $37.3 million to $22.8 million in light of this financial covenant at March 31, 2025.
(4)	Additional borrowings on the Real Estate Facilities are subject to a debt service coverage ratio covenant and to the property collateral requirements under the Real Estate Facilities. In August 2024, we amended the M&T Real Estate Facility to increase the borrowing capacity by $50.0 million, which was not deducted from our option to request an additional $100.0 million of principal capacity. The lenders under the M&T Real Estate Facility are not under any obligation to provide commitments in respect of any such increase.

As of March 31, 2025 and 2024, the applicable interest rate for the floor plan notes payable under the Floor Plan Facility was 6.34% and 7.87%, respectively. As of March 31, 2025 and 2024, the average interest rate for the Term Loan Facility was 6.94% and 7.94%, respectively. The decrease in interest rates and lower average outstanding principal balances for our floor plan, Real Estate Facilities, and revolving line of credit have resulted in a combined year-over-year decrease of our floor plan interest expense and other interest expense, net of $15.1 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

Sale/Leaseback Arrangements

We have in the past and may in the future enter into sale-leaseback transactions to finance certain property acquisitions and capital expenditures, pursuant to which we sell property and/or leasehold improvements to third parties and agree to lease those assets back for a certain period of time. Such sales generate proceeds which vary from period to period. In the first quarter of 2025 and 2024, we entered into sale-leaseback transactions for one and two properties, respectively, associated with store locations in the RV and Outdoor Retail segment and received consideration of $3.5 million and $23.5 million of cash, respectively. We recorded no gain for the first quarter of 2025 and recorded a gain of $0.1 million for the first quarter of 2024 that was included in (gain) loss on sale or disposal of assets in the condensed consolidated statements of income. We entered into a 19-year lease agreement as the lessee with the buyer of the property in 2025 and 20-year lease agreements as the lessee with each buyer of the properties in 2024.

Deferred Revenue

Deferred revenue consists of our sales for products not yet recognized as revenue at the end of a given period. Our deferred revenue as of March 31, 2025 was $151.8 million.

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

Recent Accounting Pronouncements

See Note 1 – Summary of Significant Accounting Policies to our condensed consolidated financial statements in Item 1, Part I of this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For a discussion of the Company’s quantitative and qualitative disclosures about market risks, see Item 7A. Quantitative and Qualitative Disclosures About Market Risks, in our Annual Report. As of March 31, 2025, there have been no material changes in this information.

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

Evaluation of Disclosure Controls and Procedures

Our management, carried out an evaluation, under the supervision and participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Form 10-Q. Based on our management’s evaluation, our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) concluded that our disclosure controls and procedures were not effective as of March 31, 2025 as a result of the material weakness described in our Annual Report and below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with the preparation of our financial statements for the year ended December 31, 2024, we identified a material weakness in the design and operation of our income tax controls, including over the review of the measurement of the realizable portion of the Company’s outside basis difference deferred tax asset in the operating partnership, CWGS, LLC. This material weakness remains unremediated as of March 31, 2025.

Remediation Efforts to Address Material Weakness

Our management is committed to maintaining a strong internal control environment. In response to the identified material weakness above, management with the oversight of the Audit Committee of the Board of Directors, is taking comprehensive actions to remediate the above material weakness. Our remediation plans include the following:

●	Implementing separate specific controls over the review of the quantification of realizable tax basis in CWGS, LLC;
●	Redesigning the reports utilized to calculate the gross outside basis difference to enhance management’s review of the calculation; and
●	Developing and conducting training for individuals responsible for reviewing calculation and measurement of the realizable tax basis in CWGS, LLC.

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

Changes in Internal Control over Financial Reporting

We are taking actions to remediate the material weaknesses relating to our internal control over financial reporting, as described above. Except as discussed above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control performed during the fiscal quarter ended March 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.  Legal Proceedings

See Note 10 – Commitments and Contingencies to our condensed consolidated financial statements in Item 1, Part I of this Form 10-Q.

Item 1A. Risk Factors

There have been no material changes to our risk factors as previously disclosed in Item 1A of Part I of our Annual Report.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information related to our repurchases of Class A common stock for the periods indicated:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs(1)
January 1, 2025 to January 31, 2025	—	$—	—	$120,166,000
February 1, 2025 to February 28, 2025	—	—	—	120,166,000
March 1, 2025 to March 31, 2025	—	—	—	120,166,000
Total	—	$—	—	$120,166,000

(1)	On October 30, 2020, our Board of Directors authorized a stock repurchase program for the repurchase of up to $100.0 million of the Company’s Class A common stock, expiring on October 31, 2022. In August 2021 and January 2022, our Board of Directors authorized increases to the stock repurchase program for the repurchase of up to an additional $125.0 million and $152.7 million of the Company’s Class A common stock, respectively. Following these extensions, the stock repurchase program now expires on December 31, 2025. This program does not obligate the Company to acquire any particular amount of Class A common stock and the program may be extended, modified, suspended or discontinued at any time at the board’s discretion.

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

On April 30, 2025, our Board of Directors approved Amended and Restated Bylaws that were amended to provide, among other things, (i) that the Chairperson and Vice Chairperson roles of the Board are not required to be officer roles and (ii) for the officer role of “Senior Vice President.” A copy of the Amended and Restated Bylaws is filed as Exhibit 3.2 hereto in this Form 10-Q.

(b)	Material changes to the procedures by which security holders may recommend nominees to the board of directors.

None.

(c)	Insider trading arrangements and policies.

During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.  Exhibits

Exhibits Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Camping World Holdings, Inc.	10-Q	001-37908	3.1	11/10/16

3.2	Amended and Restated Bylaws of Camping World Holdings, Inc.					*

4.1	Specimen Stock Certificate evidencing the shares of Class A common stock	S-1/A	333-211977	4.1	9/13/16

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.1	Ninth Amended and Restated Credit Agreement, dated February18, 2025, among FreedomRoads, LLC, as the company and a borrower, certain subsidiaries of FreedomRoads, LLC, as a subsidiary borrowers, Bank of America, N.A., as administrative agent, and the lenders party thereto	8-K	001-37908	10.1	2/19/25

10.2	Performance Stock Unit Award Grant Notice and Award Agreement, dated January 26, 2025 with Marcus A. Lemonis	10-K	001-37908	10.20	2/28/25

10.3	Amended and Restated Employment Agreement with Marcus A. Lemonis effective January 1, 2025	10-K	001-37908	10.22	2/28/25

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer					*

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer					*

32.1	Section 1350 Certification of Chief Executive Officer					**

32.2	Section 1350 Certification of Chief Financial Officer					**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					***

101.SCH	Inline XBRL Taxonomy Extension Schema Document					***

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					***

101.DEF	Inline XBRL Extension Definition Linkbase Document					***

101.LAB	Inline XBRL Taxonomy Label Linkbase Document					***

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					***

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					***

*     Filed herewith

**    Furnished herewith

***  Submitted electronically herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Camping World Holdings, Inc.

Date: May 1, 2025	By:	/s/ Thomas E. Kirn
Thomas E. Kirn
Chief Financial Officer

(Principal Financial Officer and Principal Accounting Officer)