Form 10-Q
period 2025-06-30
Camping World Holdings, Inc.
filed 2025-07-30
CIK 1669779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of July 25, 2025, the registrant had 62,648,648 shares of Class A common stock, 39,466,964 shares of Class B common stock and one share of Class C common stock outstanding.

Camping World Holdings, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended June 30, 2025

BASIS OF PRESENTATION

As used in this Quarterly Report on Form 10-Q (this “Form 10-Q”), unless the context otherwise requires, references to:

●	“we,” “us,” “our,” “CWH,” the “Company,” “Camping World” and similar references refer to Camping World Holdings, Inc., and, unless referenced as “CWH” or otherwise stated, all of its subsidiaries, including CWGS Enterprises, LLC, which we refer to as “CWGS, LLC” and, unless otherwise stated, all of its subsidiaries.
●	"Active Customer" refers to a customer who has transacted with us in any of the eight most recently completed fiscal quarters prior to the date of measurement. Unless otherwise indicated, the date of measurement is June 30, 2025, our most recently completed fiscal quarter.
●	“Annual Report” refers to our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission (“SEC”) on February 28, 2025.
●	“Continuing Equity Owners” refers collectively to ML Acquisition, funds controlled by Crestview Partners II GP, L.P. and the Former Profits Unit Holders and each of their permitted transferees that own common units in CWGS, LLC and who may redeem at each of their options their common units for, at our election (determined solely by our independent directors within the meaning of the rules of the New York Stock Exchange who are disinterested), cash or newly-issued shares of our Class A common stock. Direct exchanges of common units in CWGS, LLC by the Continuing Equity Owners with CWH for Class A common stock are included in the reference to “redemptions” in relation to common units in CWGS, LLC.
●	“Former Profits Unit Holders” refers collectively to Brent L. Moody, Andris A. Baltins and K. Dillon Schickli, who are members of our Board of Directors, and certain other current and former non-executive employees, former executive officers, and former directors, in each case, who held common units of CWGS, LLC pursuant to CWGS, LLC’s equity incentive plan that was in existence prior to our IPO and received common units of CWGS, LLC in exchange for their profits units in CWGS, LLC.
●	“ML Acquisition” refers to ML Acquisition Company, LLC, a Delaware limited liability company that is indirectly controlled by our Chairman and Chief Executive Officer, Marcus A. Lemonis.
●	“RV” refers to recreational vehicles.
●	“Tax Receivable Agreement” refers to the tax receivable agreement that the Company entered into with CWGS, LLC, each of the Continuing Equity Owners and Crestview Partners II GP, L.P. in connection with the Company’s IPO.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts contained in this Form 10-Q may be forward-looking statements. Statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, including, among others, statements regarding expected new store location openings and closures, including greenfield locations and acquired locations; sufficiency of our sources of liquidity and capital and potential need for additional financing; our stock repurchase program; future capital expenditures and debt service obligations; refinancing, retirement or exchange of outstanding debt; expectations regarding industry trends and consumer behavior and growth; our product offerings and strategy; inventory management; volatility in sales and potential impact of miscalculating the demand for our products or our product mix; expectations regarding increase of certain expenses in connection with our growth and new or increased tariffs; expectations regarding operational efficiencies gained from exiting certain business endeavors; cost reduction initiatives and expected cost savings; our human capital initiatives; expectations regarding our pending litigation; future effects of new federal legislation, and our plans related to dividend payments, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “can,” “continue,” “could,” “designed,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would” or the negative of these terms or other similar expressions. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including, but not limited to, the following:

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

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(In Thousands Except Per Share Amounts)

	June 30,	December 31,	June 30,
	2025	2024	2024
Assets
Current assets:
Cash and cash equivalents	$118,084	$208,422	$23,743
Contracts in transit	163,767	61,222	165,033
Accounts receivable, net	137,822	120,412	128,938
Inventories	2,061,160	1,821,837	2,014,444
Prepaid expenses and other assets	57,974	58,045	68,220
Assets held for sale	15,202	1,350	8,418
Total current assets	2,554,009	2,271,288	2,408,796

Property and equipment, net	910,052	846,760	856,308
Operating lease assets	716,020	739,352	760,143
Deferred tax assets, net	211,435	215,140	193,873
Intangible assets, net	17,602	19,469	21,354
Goodwill	748,561	734,023	731,015
Other assets	34,168	37,245	34,387
Total assets	$5,191,847	$4,863,277	$5,005,876
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$283,450	$145,346	$260,390
Accrued liabilities	182,581	118,557	187,120
Deferred revenues	94,041	92,124	99,045
Current portion of operating lease liabilities	65,488	61,993	62,795
Current portion of finance lease liabilities	19,514	7,044	7,335
Current portion of Tax Receivable Agreement liability	1,700	—	12,277
Current portion of long-term debt	23,023	23,275	24,082
Notes payable – floor plan, net	1,280,102	1,161,713	1,296,352
Other current liabilities	79,167	70,900	80,343
Total current liabilities	2,029,066	1,680,952	2,029,739

Operating lease liabilities, net of current portion	734,083	764,113	788,613
Finance lease liabilities, net of current portion	128,598	131,004	134,538
Tax Receivable Agreement liability, net of current portion	148,672	150,372	137,589
Revolving line of credit	—	—	31,885
Long-term debt, net of current portion	1,483,470	1,493,318	1,513,986
Deferred revenues	63,337	63,642	66,981
Other long-term liabilities	88,042	94,927	92,140
Total liabilities	4,675,268	4,378,328	4,795,471
Commitments and contingencies
Stockholders' equity:
Preferred stock, par value $0.01 per share – 20,000 shares authorized; none issued and outstanding	—	—	—
Class A common stock, par value $0.01 per share – 250,000 shares authorized; 62,649, 62,502 and 49,571 shares issued, respectively, and 62,649, 62,502 and 45,115 shares outstanding, respectively	626	625	496
Class B common stock, par value $0.0001 per share – 75,000 shares authorized; 39,466 shares issued and outstanding	4	4	4
Class C common stock, par value $0.0001 per share – 0.001 share authorized, issued and outstanding	—	—	—
Additional paid-in capital	205,383	193,692	133,461
Treasury stock, at cost; 4,456 shares at June 30, 2024	—	—	(156,116)
Retained earnings	134,525	132,241	171,817
Total stockholders' equity attributable to Camping World Holdings, Inc.	340,538	326,562	149,662
Non-controlling interests	176,041	158,387	60,743
Total stockholders' equity	516,579	484,949	210,405
Total liabilities and stockholders' equity	$5,191,847	$4,863,277	$5,005,876

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(In Thousands Except Per Share Amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenue:
Good Sam Services and Plans	$54,213	$52,548	$100,421	$98,229
RV and Outdoor Retail
New vehicles	915,106	847,105	1,536,538	1,503,191
Used vehicles	572,271	480,774	994,622	818,459
Products, service and other	222,890	235,947	387,882	413,841
Finance and insurance, net	201,198	179,016	349,865	314,470
Good Sam Club	10,270	11,115	20,144	22,332
Subtotal	1,921,735	1,753,957	3,289,051	3,072,293
Total revenue	1,975,948	1,806,505	3,389,472	3,170,522
Costs applicable to revenue (exclusive of depreciation and amortization shown separately below):
Good Sam Services and Plans	21,947	17,192	39,668	32,375
RV and Outdoor Retail
New vehicles	788,873	717,650	1,325,232	1,282,689
Used vehicles	455,239	389,601	799,200	668,134
Products, service and other	116,412	132,933	201,151	234,608
Good Sam Club	1,222	1,470	2,338	2,660
Subtotal	1,361,746	1,241,654	2,327,921	2,188,091
Total costs applicable to revenue	1,383,693	1,258,846	2,367,589	2,220,466
Operating expenses:
Selling, general, and administrative	437,489	419,676	824,934	791,149
Depreciation and amortization	23,419	20,032	45,963	39,322
Long-lived asset impairment	—	4,584	620	10,411
Lease termination	(107)	40	(107)	40
Loss (gain) on sale or disposal of assets	1,185	7,945	(638)	9,530
Total operating expenses	461,986	452,277	870,772	850,452
Income from operations	130,269	95,382	151,111	99,604
Other expense:
Floor plan interest expense	(20,989)	(27,799)	(39,295)	(55,681)
Other interest expense, net	(30,836)	(36,153)	(61,367)	(72,247)
Other expense, net	(2,600)	(81)	(2,758)	(175)
Total other expense	(54,425)	(64,033)	(103,420)	(128,103)
Income (loss) before income taxes	75,844	31,349	47,691	(28,499)
Income tax (expense) benefit	(18,321)	(7,935)	(14,850)	1,107
Net income (loss)	57,523	23,414	32,841	(27,392)
Less: net income (loss) attributable to non-controlling interests	(27,307)	(13,643)	(14,905)	14,856
Net income (loss) attributable to Camping World Holdings, Inc.	$30,216	$9,771	$17,936	$(12,536)

Earnings (loss) per share of Class A common stock:
Basic	$0.48	$0.22	$0.29	$(0.28)
Diluted	$0.48	$0.22	$0.28	$(0.28)
Weighted average shares of Class A common stock outstanding:
Basic	62,610	45,093	62,571	45,070
Diluted	62,747	45,244	102,661	45,070

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Stockholders' Equity

(In Thousands)

							Additional				Non-
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Paid-In	Treasury Stock		Retained	Controlling
	Shares	Amounts	Shares	Amounts	Shares	Amounts	Capital	Shares	Amounts	Earnings	Interest	Total
Balance at January 1, 2025	62,502	$625	39,466	$4	—	$—	$193,692	—	$—	$132,241	$158,387	$484,949
Stock-based compensation	—	—	—	—	—	—	4,438	—	—	—	2,832	7,270
Vesting of restricted stock units	109	1	—	—	—	—	446	—	—	—	(447)	—
Repurchases of Class A common stock for withholding taxes on vested RSUs	(41)	—	—	—	—	—	(871)	—	—	—	—	(871)
Distributions to holders of LLC common units	—	—	—	—	—	—	—	—	—	—	(34)	(34)
Dividends(1)	—	—	—	—	—	—	—	—	—	(7,821)	—	(7,821)
Non-controlling interest adjustment	—	—	—	—	—	—	25	—	—	—	(25)	—
Net loss	—	—	—	—	—	—	—	—	—	(12,280)	(12,402)	(24,682)
Balance at March 31, 2025	62,570	$626	39,466	$4	—	$—	$197,730	—	$—	$112,140	$148,311	$458,811
Stock-based compensation	—	—	—	—	—	—	5,158	—	—	—	3,286	8,444
Vesting of restricted stock units	98	—	—	—	—	—	226	—	—	—	(226)	—
Repurchases of Class A common stock for withholding taxes on vested RSUs	(19)	—	—	—	—	—	(304)	—	—	—	—	(304)
Distributions to holders of LLC common units	—	—	—	—	—	—	—	—	—	—	(64)	(64)
Dividends(1)	—	—	—	—	—	—	—	—	—	(7,831)	—	(7,831)
Non-controlling interest adjustment	—	—	—	—	—	—	2,573	—	—	—	(2,573)	—
Net income	—	—	—	—	—	—	—	—	—	30,216	27,307	57,523
Balance at June 30, 2025	62,649	$626	39,466	$4	—	$—	$205,383	—	$—	$134,525	$176,041	$516,579

(1)	The Company declared dividends per share of Class A common stock of $0.125 for the three months ended March 31, 2025 and three months ended June 30, 2025, respectively.

							Additional				Non-
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Paid-In	Treasury Stock		Retained	Controlling
	Shares	Amounts	Shares	Amounts	Shares	Amounts	Capital	Shares	Amounts	Earnings	Interest	Total
Balance at January 1, 2024	49,571	$496	39,466	$4	—	$—	$131,665	(4,551)	$(159,440)	$195,627	$89,623	$257,975
Stock-based compensation	—	—	—	—	—	—	2,751	—	—	—	2,446	5,197
Exercise of stock options	—	—	—	—	—	—	(30)	2	81	—	—	51
Non-controlling interest adjustment for capital contribution of proceeds from the exercise of stock options	—	—	—	—	—	—	(22)	—	—	—	22	—
Vesting of restricted stock units	—	—	—	—	—	—	(2,234)	74	2,595	—	(361)	—
Repurchases of Class A common stock for withholding taxes on vested RSUs	—	—	—	—	—	—	209	(24)	(867)	—	—	(658)
Distributions to holders of LLC common units	—	—	—	—	—	—	—	—	—	—	(9,947)	(9,947)
Dividends(2)	—	—	—	—	—	—	—	—	—	(5,634)	—	(5,634)
Non-controlling interest adjustment	—	—	—	—	—	—	(126)	—	—	—	126	—
Net loss	—	—	—	—	—	—	—	—	—	(22,307)	(28,499)	(50,806)
Balance at March 31, 2024	49,571	$496	39,466	$4	—	$—	$132,213	(4,499)	$(157,631)	$167,686	$53,410	$196,178
Stock-based compensation	—	—	—	—	—	—	2,858	—	—	—	2,539	5,397
Vesting of restricted stock units	—	—	—	—	—	—	(1,599)	48	1,671	—	(72)	—
Repurchases of Class A common stock for withholding taxes on vested RSUs	—	—	—	—	—	—	60	(5)	(156)	—	—	(96)
Distributions to holders of LLC common units	—	—	—	—	—	—	—	—	—	—	(8,848)	(8,848)
Dividends(2)	—	—	—	—	—	—	—	—	—	(5,640)	—	(5,640)
Non-controlling interest adjustment	—	—	—	—	—	—	(71)	—	—	—	71	—
Net income	—	—	—	—	—	—	—	—	—	9,771	13,643	23,414
Balance at June 30, 2024	49,571	$496	39,466	$4	—	$—	$133,461	(4,456)	$(156,116)	$171,817	$60,743	$210,405

(2)	The Company declared dividends per share of Class A common stock of $0.125 for the three months ended March 31, 2024 and the three months ended June 30, 2024, respectively.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(In Thousands)

	Six Months Ended June 30,
	2025	2024
Operating activities
Net income (loss)	$32,841	$(27,392)

Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	45,963	39,322
Stock-based compensation	15,714	10,594
(Gain) loss on lease termination	(107)	40
Long-lived asset impairment	620	10,411
(Gain) loss on sale or disposal of assets	(638)	9,530
Provision for losses on accounts receivable	1,117	491
Noncash lease expense	29,661	28,286
Accretion of original debt issuance discount	1,271	1,178
Noncash interest	2,106	1,567
Deferred income taxes	3,705	7,221
Change in assets and liabilities, net of acquisitions:
Receivables and contracts in transit	(124,242)	(106,160)
Inventories	(171,390)	39,353
Prepaid expenses and other assets	(827)	(19,515)
Accounts payable and other accrued expenses	156,840	121,073
Payment pursuant to Tax Receivable Agreement	—	(12,943)
Deferred revenues	1,612	6,879
Operating lease liabilities	(31,437)	(29,145)
Other, net	(7,404)	3,551
Net cash (used in) provided by operating activities	(44,595)	84,341

Investing activities
Purchases of property and equipment	(49,696)	(48,553)
Proceeds from sale of property and equipment	2,966	3,583
Purchases of real property	(72,386)	(1,243)
Proceeds from the sale of real property	9,843	31,195
Purchases of businesses, net of cash acquired	(81,154)	(62,323)
Proceeds from divestiture of business	10,349	19,957
Purchases of intangible assets	—	(142)
Proceeds from sale of intangible assets	—	2,595
Net cash used in investing activities	$(180,078)	$(54,931)

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(In Thousands)

	Six Months Ended June 30,
	2025	2024
Financing activities
Proceeds from long-term debt	$—	$55,624
Payments on long-term debt	(12,537)	(57,351)
Net proceeds (payments) on notes payable – floor plan, net	168,108	(19,160)
Borrowings on revolving line of credit	—	43,000
Payments on revolving line of credit	—	(32,000)
Payments on finance leases	(3,637)	(3,682)
Payments on sale-leaseback arrangement	(102)	(97)
Payment of debt issuance costs	—	(876)
Payments of stock offering costs	(572)	—
Dividends on Class A common stock	(15,652)	(11,274)
Proceeds from exercise of stock options	—	51
RSU shares withheld for tax	(1,175)	(754)
Distributions to holders of LLC common units	(98)	(18,795)
Net cash provided by (used in) financing activities	134,335	(45,314)

Decrease in cash and cash equivalents	(90,338)	(15,904)
Cash and cash equivalents at beginning of the period	208,422	39,647
Cash and cash equivalents at end of the period	$118,084	$23,743

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2025

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

The condensed consolidated financial statements as of and for the three and six months ended June 30, 2025 and 2024 are unaudited. The condensed consolidated balance sheet as of December 31, 2024 has been derived from the audited financial statements at that date but does not include all of the disclosures required by GAAP. These interim condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 28, 2025 (“Annual Report”). Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.

CWH has sole voting power in and control of the management of CWGS, LLC. As of June 30, 2025, December 31, 2024, and June 30, 2024, CWH owned 61.1%, 61.0%, and 53.0%, respectively, of CWGS, LLC. Accordingly, the Company consolidates the financial results of CWGS, LLC and reports a non-controlling interest in its condensed consolidated financial statements.

The Company does not have any components of other comprehensive income recorded within its condensed consolidated financial statements, and, therefore, does not separately present a statement of comprehensive income in its condensed consolidated financial statements.

Revisions to Prior Period Condensed Consolidated Financial Statements

Subsequent to the issuance of the Company's condensed consolidated financial statements for the three and six months ended June 30, 2024, the Company's management identified prior period misstatements related to the measurement of the realizable portion of the Company’s outside basis difference deferred tax asset in CWGS, LLC, including the associated valuation allowance. As a result, deferred tax assets, net, additional paid-in capital, and income tax benefit (expense) as of and for the years ended December 31, 2023 and 2022 were revised in the Company’s Annual Report. The misstatements impacted the beginning balances of deferred taxes, net, additional paid-in capital, and retained earnings, which have been revised from the amounts previously reported as of March 31, 2024 and June 30, 2024. The Company evaluated the materiality of these errors, both qualitatively and quantitatively, and determined the effect of these revisions was not material to the previously issued financial statements.

The following table presents the effect of the immaterial misstatements on the Company’s condensed consolidated balance sheet for the period indicated:

	As of June 30, 2024
($ in thousands)	As Previously Reported	Adjustment	As Revised
Deferred tax assets, net	$150,105	$43,768	$193,873
Total assets	4,962,108	43,768	5,005,876
Additional paid-in capital	100,076	33,385	133,461
Retained earnings	161,434	10,383	171,817
Total stockholders' equity attributable to Camping World Holdings, Inc.	105,894	43,768	149,662
Total stockholders' equity	166,637	43,768	210,405
Total liabilities and stockholders' equity	4,962,108	43,768	5,005,876

The following table presents the effect of the immaterial misstatements on the condensed consolidated statements of stockholders’ equity for the periods indicated:

	Additional Paid-In Capital			Retained Earnings			Total Stockholders' Equity
($ in thousands)	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Balance at January 1, 2024	$98,280	$33,385	$131,665	$185,244	$10,383	$195,627	$214,207	$43,768	$257,975
Stock-based compensation	2,751	—	2,751	—	—	—	5,197	—	5,197
Exercise of stock options	(30)	—	(30)	—	—	—	51	—	51
Non-controlling interest adjustment for capital contribution of proceeds from the exercise of stock options	(22)	—	(22)	—	—	—	—	—	—
Vesting of restricted stock units	(2,234)	—	(2,234)	—	—	—	—	—	—
Repurchases of Class A common stock for withholding taxes on vested RSUs	209	—	209	—	—	—	(658)	—	(658)
Distributions to holders of LLC common units	—	—	—	—	—	—	(9,947)	—	(9,947)
Dividends	—	—	—	(5,634)	—	(5,634)	(5,634)	—	(5,634)
Non-controlling interest adjustment	(126)	—	(126)	—	—	—	—	—	—
Net income	—	—	—	(22,307)	—	(22,307)	(50,806)	—	(50,806)
Balance at March 31, 2024	$98,828	$33,385	$132,213	$157,303	$10,383	$167,686	$152,410	$43,768	$196,178
Stock-based compensation	2,858	—	2,858	—	—	—	5,397	—	5,397
Vesting of restricted stock units	(1,599)	—	(1,599)	—	—	—	—	—	—
Repurchases of Class A common stock for withholding taxes on vested RSUs	60	—	60	—	—	—	(96)	—	(96)
Distributions to holders of LLC common units	—	—	—	—	—	—	(8,848)	—	(8,848)
Dividends	—	—	—	(5,640)	—	(5,640)	(5,640)	—	(5,640)
Non-controlling interest adjustment	(71)	—	(71)	—	—	—	—	—	—
Net income	—	—	—	9,771	—	9,771	23,414	—	23,414
Balance at June 30, 2024	$100,076	$33,385	$133,461	$161,434	$10,383	$171,817	$166,637	$43,768	$210,405

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

2. Revenue

Contract Assets

As of June 30, 2025, December 31, 2024, and June 30, 2024 contract assets of $9.9 million, $10.0 million and $13.0 million, respectively, relating to RV service revenues, were included in accounts receivable in the accompanying condensed consolidated balance sheets.

Deferred Revenues

The Company records deferred revenues when cash payments are received or due in advance of the Company’s performance, net of estimated refunds that are presented separately as a component of accrued liabilities. For the six months ended June 30, 2025, the Company estimates approximately $55.6 million of revenues recognized were included in the deferred revenue balance at the beginning of the period. These estimates consider factors including, but not limited to, average service term, cash received for the period, cancellations, contract extensions, and upgrades.

As of June 30, 2025, the Company had unsatisfied performance obligations primarily relating to plans for its roadside assistance, Good Sam Club memberships, Good Sam Club loyalty program, Coast to Coast memberships, the annual campground guide, and magazine publication revenue streams. The total unsatisfied performance obligations for these revenue streams at June 30, 2025 and the periods during which the Company expects to recognize the amounts as revenue are presented as follows (in thousands):

As of
June 30, 2025
2025	$57,670
2026	54,704
2027	23,311
2028	11,520
2029	6,200
Thereafter	3,973
Total	$157,378

3. Inventories and Floor Plan Payables

Inventories consisted of the following (in thousands):

	June 30,	December 31,	June 30,
	2025	2024	2024
Good Sam services and plans	$298	$263	$333
New RVs	1,330,965	1,241,533	1,477,510
Used RVs	536,665	413,546	349,843
Products, parts, accessories and other	193,232	166,495	186,758
	$2,061,160	$1,821,837	$2,014,444

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

As of June 30, 2025, December 31, 2024, and June 30, 2024, the applicable interest rate for the floor plan notes payable under the Floor Plan Facility was 6.49%, 6.72%, and 7.87%, respectively.

The outstanding balance of the revolving line of credit under the Floor Plan Facility was paid off in November 2024 and there was no balance outstanding as of June 30, 2025 and December 31, 2024. As of June 30, 2024, the applicable interest rate for revolving line of credit borrowings under the Floor Plan Facility was 7.62%. Additionally, under the Floor Plan Facility, the revolving line of credit borrowings are subject to a borrowing base calculation, which did not limit the borrowing capacity at June 30, 2025, December 31, 2024, and June 30, 2024.

Management has determined that the credit agreement governing the Floor Plan Facility includes subjective acceleration clauses, which could impact debt classification. Management believes that no events have occurred at June 30, 2025 that would trigger a subjective acceleration clause. Additionally, the credit agreement governing the Floor Plan Facility contains certain financial covenants. FreedomRoads, LLC was in compliance with all financial debt covenants at June 30, 2025, December 31, 2024, and June 30, 2024.

The following table details the outstanding amounts and available borrowings under the Floor Plan Facility as of June 30, 2025 and December 31, 2024, and June 30, 2024 (in thousands):

	June 30,	December 31,	June 30,
	2025	2024	2024
Floor Plan Facility
Notes payable - floor plan:
Total commitment	$2,150,000	$1,850,000	$1,850,000
Less: borrowings, net of FLAIR offset account	(1,280,102)	(1,161,713)	(1,296,352)
Less: FLAIR offset account(1)	(39)	(79,472)	(199,522)
Additional borrowing capacity	869,859	608,815	354,126
Less: short-term payable for sold inventory(2)	(82,871)	(33,152)	(97,209)
Less: purchase commitments(3)	(26,884)	(9,340)	(31,382)
Unencumbered borrowing capacity	$760,104	$566,323	$225,535

Revolving line of credit:	$70,000	$70,000	$70,000
Less: borrowings	—	—	(31,885)
Additional borrowing capacity	$70,000	$70,000	$38,115

Letters of credit:
Total commitment	$45,000	$30,000	$30,000
Less: outstanding letters of credit	(14,300)	(14,300)	(12,300)
Additional letters of credit capacity	$30,700	$15,700	$17,700

(1)	Flooring line aggregate interest reduction (“FLAIR”) offset account that allows the Company to transfer cash to the Floor Plan Lenders as an offset to the payables under the Floor Plan Facility. The FLAIR offset account does not reduce the outstanding amount of loans under the Floor Plan Facility for purposes of determining the unencumbered borrowing capacity under the Floor Plan Facility.
(2)	The short-term payable represents the amount due for sold inventory. A payment for any floor plan units sold is due within three to ten business days of sale. Due to the short-term nature of these payables, the Company reclassifies the amounts from notes payable‒floor plan, net to accounts payable in the condensed consolidated balance sheets. Changes in the vehicle floor plan payable are reported as cash flows from financing activities in the condensed consolidated statements of cash flows.
(3)	Purchase commitments represent vehicles approved for floor plan financing where the inventory has not yet been received by the Company from the supplier and no floor plan borrowing is outstanding.

4. Long-Lived Asset Impairment

During the six months ended June 30, 2025 and the three and six months ended June 30, 2024, the Company had indicators of impairment of the long-lived assets for certain locations. Such indicators primarily included decreases in market rental rates or decreases in the market value of real property for closed locations, and the Company’s review of location performance in the normal course of business. As a result of updating certain assumptions in the long-lived asset impairment analysis for these locations, the Company determined that the fair value of certain long-lived assets was below their carrying value and were impaired.

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

The following table details long-lived asset impairment charges by type of long-lived asset, all of which relate to the RV and Outdoor Retail segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Long-lived asset impairment charges by type of long-lived asset:
Leasehold improvements	$—	$1,195	$190	$3,480
Operating lease right of use assets	—	3,037	—	4,327
Building and improvements	—	352	430	2,604
Total long-lived asset impairment charges	$—	$4,584	$620	$10,411

5. Assets Held for Sale and Business Divestitures

As of June 30, 2025, December 31, 2024, and June 30, 2024, five, two, and three RV and Outdoor Retail segment properties, respectively, met the criteria to be classified as held for sale.

The following table presents the components of assets held for sale at June 30, 2025, December 31, 2024, and June 30, 2024 (in thousands):

	June 30,	December 31,	June 30,
	2025	2024	2024
Assets held for sale:
Property and equipment, net	$15,202	$1,350	$8,418
	$15,202	$1,350	$8,418

On May 3, 2024, the Company closed on the sale of certain assets of the RV and Outdoor Retail segment’s RV furniture business (“CWDS”) and, in connection with the sale, entered into a supply agreement (“Supplier Agreement”) with the buyer and the sublease of certain properties and equipment to the buyer. The approximately $30.4 million fair value of consideration received from the divestiture was comprised of approximately $20.0 million of cash consideration, $9.5 million of an intangible asset for the Supplier Agreement, and $0.9 million of cash consideration as a holdback to be released by the buyer after one year less any offset for expenditures that were indemnified by the Company. The divested net assets of CWDS were comprised primarily of approximately $28.8 million of products, parts, accessories and other inventories, $0.9 million of net intangible assets, $1.2 million of accounts payable assumed and $8.9 million of goodwill allocated from the RV and Outdoor Retail segment based on the relative fair value of CWDS. This divestiture transaction resulted in a loss of $7.1 million and is included in loss (gain) on sale or disposal of assets in the condensed consolidated statements of operations for the three and six months ended June 30, 2024. The Company believes that it gained operational efficiencies by exiting the manufacture of RV furniture and focusing its resources on the sourcing and sale of its RV and aftermarket accessory products. The fair value of the Supplier Agreement intangible asset was estimated as the present value of the estimated benefits that a market participant would receive under the Supplier Agreement, such as favorable pricing and rebates, over the term of the agreement, which is categorized as a Level 3 measurement, as defined in Note 9 – Fair Value Measurements. This Supplier Agreement intangible asset is expected to be amortized over the term of the agreement of approximately 10 years.

Additionally, on June 30, 2025, the Company closed on the sale of certain assets of one RV dealership. The approximately $10.3 million fair value of consideration received from the divestiture was comprised of $4.4 million of cash consideration and $5.9 million paid directly to the Floor Plan Lenders for new vehicles included in the Company’s floor plan. Included in the $4.4 million of cash consideration was $1.0 million for a deposit related to a future purchase of real estate. The divested net assets were comprised primarily of approximately $6.1 million of inventories, net; $0.1 million of property and equipment, net; and $3.4 million of goodwill allocated from the RV and Outdoor Retail segment based on the relative fair value of the dealership. This divestiture transaction resulted in a loss of $0.3 million and is included in loss (gain) on sale or disposal of assets in the condensed consolidated statements of operations for the three and six months ended June 30, 2025. In addition to receiving a return for the assets, the sale allowed the Company to avoid significant brand-specific capital improvements which would have been required to support the dealership on an on-going basis.

6. Goodwill and Intangible Assets

Goodwill

The following table presents a summary of changes in the Company’s goodwill by segment for the six months ended June 30, 2025 and 2024 and six months ended December 31, 2024 (in thousands):

	Good Sam
	Services and	RV and
	Plans	Outdoor Retail	Consolidated
Balance at December 31, 2023 (excluding impairment charges)	$71,118	$881,941	$953,059
Accumulated impairment charges	(46,884)	(194,953)	(241,837)
Balance at December 31, 2023	24,234	686,988	711,222
Acquisitions	1,561	27,131	28,692
Divestiture (1)	—	(8,899)	(8,899)
Balance at June 30, 2024	25,795	705,220	731,015
Acquisitions	—	3,008	3,008
Balance at December 31, 2024	25,795	708,228	734,023
Acquisitions	—	17,951	17,951
Divestiture (2)	—	(3,414)	(3,414)
Balance at June 30, 2025	$25,795	$722,766	$748,561

(1)	In May 2024, the Company closed on the sale of CWDS.
(2)	In June 2025, the Company closed on the sale of a dealership.

Intangible Assets

Finite-lived intangible assets and related accumulated amortization consisted of the following at June 30, 2025, December 31, 2024 and June 30, 2024 (in thousands):

	June 30, 2025
	Carrying	Accumulated
	Value	Amortization	Net
Good Sam Services and Plans:
Membership, customer lists and other	$9,740	$(9,656)	$84
Trademarks and trade names	2,132	(450)	1,682
Websites and developed technology	3,650	(1,891)	1,759
RV and Outdoor Retail:
Customer lists, domain names and other	4,154	(2,952)	1,202
Supplier lists and agreements	9,500	(1,039)	8,461
Trademarks and trade names	26,526	(22,675)	3,851
Websites and developed technology	6,151	(5,588)	563
	$61,853	$(44,251)	$17,602

	December 31, 2024
	Carrying	Accumulated
	Value	Amortization	Net
Good Sam Services and Plans:
Membership, customer lists and other	$9,740	$(9,537)	$203
Trademarks and trade names	2,132	(379)	1,753
Websites and developed technology	3,650	(1,614)	2,036
RV and Outdoor Retail:
Customer lists and domain names	4,154	(2,752)	1,402
Supplier lists and agreements	9,500	(594)	8,906
Trademarks and trade names	26,526	(22,005)	4,521
Websites and developed technology	6,348	(5,700)	648
	$62,050	$(42,581)	$19,469

	June 30, 2024
	Cost or	Accumulated
	Fair Value	Amortization	Net
Good Sam Services and Plans:
Membership, customer lists and other	$9,740	$(9,389)	$351
Trademarks and trade names	2,132	(308)	1,824
Websites and developed technology	3,650	(1,336)	2,314
RV and Outdoor Retail:
Customer lists and domain names and other	4,154	(2,551)	1,603
Supplier lists and agreements	9,500	(148)	9,352
Trademarks and trade names	26,526	(21,335)	5,191
Websites and developed technology	6,345	(5,626)	719
	$62,047	$(40,693)	$21,354

7. Long-Term Debt

Outstanding long-term debt consisted of the following (in thousands):

	June 30,	December 31,	June 30,
	2025	2024	2024
Term Loan Facility (1)	$1,330,401	$1,335,535	$1,340,942
Real Estate Facilities (2)	168,332	173,132	189,039
Other Long-Term Debt	7,760	7,926	8,087
Subtotal	1,506,493	1,516,593	1,538,068
Less: current portion	(23,023)	(23,275)	(24,082)
Total	$1,483,470	$1,493,318	$1,513,986

(1)	Net of $8.3 million, $9.6 million, and $10.8 million of original issue discount at June 30, 2025, December 31, 2024, and June 30, 2024, respectively, and $3.2 million, $3.8 million, and $4.2 million of finance costs at June 30, 2025, December 31, 2024, and June 30, 2024, respectively.
(2)	Net of $2.5 million, $3.1 million, and $3.6 million of finance costs at June 30, 2025, December 31, 2024, and June 30, 2024, respectively.

Senior Secured Credit Facilities

As of June 30, 2025, December 31, 2024, and June 30, 2024, CWGS Group, LLC (the “Borrower”), a wholly-owned subsidiary of CWGS, LLC, was party to a credit agreement (the “Credit Agreement”) for a term loan facility (the “Term Loan Facility”) and a revolving credit facility (the “Revolving Credit Facility” and collectively the “Senior Secured Credit Facilities”).

The following table details the outstanding amounts and available borrowings under the Senior Secured Credit Facilities as of (in thousands):

	June 30,	December 31,	June 30,
	2025	2024	2024
Senior Secured Credit Facilities:
Term Loan Facility:
Principal amount of borrowings	$1,400,000	$1,400,000	$1,400,000
Less: cumulative principal payments	(58,057)	(51,049)	(44,041)
Less: unamortized original issue discount	(8,329)	(9,600)	(10,839)
Less: unamortized finance costs	(3,213)	(3,816)	(4,178)
	1,330,401	1,335,535	1,340,942
Less: current portion	(14,015)	(14,015)	(14,015)
Long-term debt, net of current portion	$1,316,386	$1,321,520	$1,326,927
Revolving Credit Facility:
Total commitment	$65,000	$65,000	$65,000
Less: outstanding letters of credit	(4,902)	(4,902)	(4,930)
Less: total net leverage ratio borrowing limitation	(37,348)	(37,348)	(37,320)
Additional borrowing capacity	$22,750	$22,750	$22,750

As of June 30, 2025, December 31, 2024, and June 30, 2024, the average interest rate on the Term Loan Facility was 6.94%, 6.97%, and 7.96%, respectively, and the effective interest rates were 7.18%, 7.43%, and 8.19%, respectively.

Management has determined that the Senior Secured Credit Facilities include subjective acceleration clauses, which could impact debt classification. Management believes that no events have occurred at June 30, 2025 that would trigger a subjective acceleration clause.

The Credit Agreement requires the Borrower and its subsidiaries to comply on a quarterly basis with a maximum Total Net Leverage Ratio (as defined in the Credit Agreement), which covenant is in effect only if, as of the end of each calendar quarter, the aggregate amount of borrowings under the revolving credit facility, letters of credit and unreimbursed letter of credit disbursements outstanding at such time is greater than 35% of the total commitment on the Revolving Credit Facility (excluding (i) up to $15.0 million attributable to any outstanding undrawn letters of credit and (ii) any cash collateralized or backstopped letters of credit), as defined in the Credit Agreement. As of June 30, 2025, the Company was not subject to this covenant as borrowings under the Revolving Credit Facility did not exceed the 35% threshold, however the Company’s borrowing capacity was reduced by $37.3 million in light of this covenant. The Company was in compliance with all applicable financial debt covenants at June 30, 2025, December 31, 2024, and June 30, 2024.

Real Estate Facilities

As of June 30, 2025, December 31, 2024 and June 30, 2024, subsidiaries of FRHP Lincolnshire, LLC (“FRHP”), an indirect wholly-owned subsidiary of CWGS, LLC, were party to a credit agreement with a syndication of banks for a real estate credit facility (as amended from time to time, the “M&T Real Estate Facility”) with aggregate maximum principal capacity of $300.0 million with an option that allows FRHP to request an additional $100.0 million of principal capacity. During the six months ended June 30, 2025, FRHP had no additional borrowings under the M&T Real Estate facility, and during the six months ended June 30, 2024, FRHP borrowed an additional $55.6 million. During the six months ended June 30, 2024, FRHP repaid $38.6 million of the M&T Real Estate Facility to pay off the remaining principal balances relating to six properties. As of June 30, 2025, the remaining available borrowing capacity was $57.4 million.

As of June 30, 2025, December 31, 2024, and June 30, 2024, Camping World Property, LLC, successor by conversion to Camping World Property, Inc. (the ‘‘Real Estate Borrower’’), an indirect wholly-owned subsidiary of CWGS, LLC, and CIBC Bank USA, were parties to loan and security agreements for real estate credit facilities (as amended from time to time, the “First CIBC Real Estate Facility” and the “Third CIBC Real Estate Facility” and together with the M&T Real Estate Facility, the “Real Estate Facilities”). In May 2024, the Real Estate Borrower repaid the outstanding balance of the Third CIBC Real Estate Facility of $8.9 million, which related to the facility for the divested operations of CWDS in Elkhart, Indiana, and the Third CIBC Real Estate Facility was terminated. The First CIBC Real Estate Facility matures in October 2028.

The following table shows a summary of the outstanding balances, remaining available borrowings, and weighted average interest rate under the Real Estate Facilities at June 30, 2025:

	As of June 30, 2025
		Remaining		Wtd. Average
(In thousands)	Outstanding(1)	Available(2)		Interest Rate
Real Estate Facilities
M&T Real Estate Facility	$165,095	$57,390	(3)	6.52%
First CIBC Real Estate Facility	3,237	—		7.25%
	$168,332	$57,390

(1)	Outstanding principal amounts are net of unamortized finance costs.
(2)	Amounts cannot be reborrowed.
(3)	Additional borrowings on the M&T Real Estate Facility are subject to a debt service coverage ratio covenant and to the property collateral requirements under the M&T Real Estate Facility.

Management has determined that the credit agreements governing the Real Estate Facilities include subjective acceleration clauses, which could impact debt classification. Management believes that no events have occurred at June 30, 2025 that would trigger a subjective acceleration clause. Additionally, the Real Estate Facilities are subject to certain cross default provisions, a debt service coverage ratio, and other customary covenants. The Company was in compliance with all financial debt covenants at June 30, 2025, December 31, 2024, and June 30, 2024.

Other Long-Term Debt

As of June 30, 2025, the outstanding principal balance of other long-term debt was $7.8 million with a weighted average interest rate of 4.27%.

8. Lease Obligations

The following table presents certain information related to the costs for leases where the Company is the lessee (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease cost	$29,423	$29,294	$58,776	$58,484
Finance lease cost:
Amortization of finance lease assets	2,717	2,836	5,308	5,696
Interest on finance lease liabilities	2,240	2,380	4,422	4,846
Short-term lease cost	275	459	583	836
Variable lease cost	5,155	7,561	11,859	12,890
Sublease income	(882)	(917)	(1,728)	(1,571)
Net lease costs	$38,928	$41,613	$79,220	$81,181

As of June 30, 2025, December 31, 2024, and June 30, 2024, finance lease assets of $127.5 million, $120.0 million, and $125.5 million, respectively, were included in property and equipment, net in the accompanying condensed consolidated balance sheets.

The following table presents supplemental cash flow information related to leases (in thousands):

	Six Months Ended June 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$40,833	$59,338
Operating cash flows for finance leases	4,422	4,846
Financing cash flows for finance leases	3,637	3,695
Lease assets obtained in exchange for lease liabilities:
New, remeasured and terminated operating leases	6,329	52,715
New, remeasured and terminated finance leases	12,768	30,771

During the six months ended June 30, 2025 and 2024, the Company entered into sale-leaseback transactions for one and two properties, respectively, associated with store locations in the RV and Outdoor Retail segment and received consideration of $3.5 million and $23.5 million of cash, respectively. The Company recorded no gain for the six months ended June 30, 2025 and recorded a gain of $0.1 million for the six months ended June 30, 2024 that was included in (gain) loss on sale or disposal of assets in the condensed consolidated statements of income. The Company entered into a 19-year lease agreement as the lessee with the buyer of the property in 2025, and 20-year lease agreements as the lessee with each buyer of the properties in 2024.

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

Recurring Fair Value Measurements

The following table presents the reported carrying values and the fair values by level of the Company’s assets and liabilities measured at fair value on a recurring basis:

	June 30, 2025		December 31, 2024		June 30, 2024
($ in thousands)	Carrying Value	Level 3	Carrying Value	Level 3	Carrying Value	Level 3
Assets:
Derived participation investment (1)	$6,001	$6,001	$156	$156	$1,771	$1,771
Liabilities:
Acquisition-related contingent consideration (2)	368	368	368	368	368	368
(1)	Derived participation investment was included in other assets in the accompanying condensed consolidated balance sheets.
(2)	As of June 30, 2025, the $0.4 million of the acquisition-related contingent consideration was included in accrued liabilities in the accompanying condensed consolidated balance sheets. As of December 31, 2024 and June 30, 2024, the $0.2 million current and $0.2 million non-current portions of acquisition-related contingent consideration were included in accrued liabilities and other long-term liabilities, respectively, in the accompanying condensed consolidated balance sheets.

The following table presents fair value measurements using significant unobservable inputs (Level 3):

	Six Months Ended June 30, 2025
($ in thousands)	Derived Participation Investment	Acquisition-related contingent consideration
Beginning balance	$156	$368
Purchases	5,992	—
Settlements	(458)	—
Gains included in earnings	311	—
Ending balance	$6,001	$368

Derived Participation Investment

The Company has entered into an arrangement with a consumer financing partner to invest in a participation interest in the cash flows of certain financing transactions under the white label financing program with such consumer financing partner (the “Derived Participation Investment”). The fair value of this investment was estimated by discounting the projected cash flows subject to the participation interest. The assumptions in the analysis included loan losses, prepayments, and recoveries derived based on historical observation of such data pertaining to the RV industry, as well as other relevant industries with loan structure similar to that of the RV industry. This is categorized as a Level 3 measurement and there was no significant change in unrealized gains or losses during the six months ended June 30, 2025.

Contingent Consideration

The Company’s contingent consideration liability was established as part of the consideration for the acquisition of a tire rescue roadside assistance business in June 2024. The fair value of this liability was estimated as the present value of the probability weighted milestone payments at each of the first two anniversaries of the date of the acquisition for a maximum aggregate payment of $0.5 million if all milestones are reached. The assumptions in the analysis included the Company’s assessment of the probability that the milestones will be reached and a discount rate based primarily on the Company’s credit risk and its ability to pay. This is categorized as a Level 3 measurement and there was no significant change in unrealized gains or losses during the six months ended June 30, 2025.

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

	Fair Value	June 30, 2025		December 31, 2024		June 30, 2024
($ in thousands)	Measurement	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Term Loan Facility	Level 2	$1,330,401	$1,311,749	$1,335,535	$1,320,286	$1,340,942	$1,315,280
Floor Plan Facility Revolving Line of Credit	Level 2	—	—	—	—	31,885	32,729
Real Estate Facilities	Level 2	168,332	173,163	173,132	176,684	189,039	199,566
Other Long-Term Debt	Level 2	7,760	6,589	7,926	6,652	8,087	6,665

10. Commitments and Contingencies

Litigation

Weissmann Complaint

On June 22, 2021, FreedomRoads Holding Company, LLC (“FR Holdco”), an indirect wholly-owned subsidiary of CWGS, LLC, filed a one-count complaint captioned FreedomRoads Holding Company, LLC v. Steve Weissmann in the Circuit Court of Cook County, Illinois against Steve Weissmann (“Weissmann”) for breach of contractual obligation under note guarantee (the “Note”) (the “Weissmann Complaint”). On October 8, 2021, Weissmann brought a counterclaim against FR Holdco and third-party defendants Marcus A. Lemonis, NBCUniversal Media, LLC, the Consumer National Broadcasting Company, Camping World, Inc. (“CW”), and

Machete Productions (“Machete”) (the “Weissmann Counterclaim”), in which he alleges claims in connection with the Note and his appearance on the reality television show The Profit. Weissmann alleges the following causes of action against FR Holdco and all third-party defendants, including CW: (i) fraud; (ii) fraud in the inducement; (iii) fraudulent concealment; (iv) breach of fiduciary duty; (v) defamation; (vi) defamation per se; (vii) false light; (viii) intentional infliction of emotional distress; (ix) negligence; (x) unjust enrichment; and (xi) RICO § 1962. Weissmann seeks costs and damages in an amount to be proven at trial but no less than the amount in the Note (approximately $2.5 million); in connection with his RICO claim, Weissmann asserts he is entitled to damages in the amount of three times the Note. On February 18, 2022, NBCUniversal, CNBC, and Machete filed a motion to compel arbitration (the “NBC Arbitration Motion”). On May 5, 2022, an agreed order was filed staying the litigation in favor of arbitration. On May 31, 2022, FR Holdco filed an arbitration demand against Weissmann for collection on the Note. Weissmann filed his response and counterclaims, and third-party claims against FR Holdco, CW, Marcus A. Lemonis, NBCUniversal, and Machete on July 7, 2022. On or about July 21, 2022, FR Holdco and the other respondents filed their responses and affirmative defenses. On March 11, 2024, FR Holdco’s arbitration demand and the Weissmann arbitration demand were tried before a single arbitrator pursuant to the JAMS streamlined arbitration rules in a confidential arbitration hearing. On May 23, 2024, the arbitrator issued an interim award in favor of FR Holdco in the amount of $4,318,892, plus interest, costs, and attorneys’ fees as set forth in the Tumbleweed bankruptcy plan and to be determined by the arbitrator in subsequent proceedings. On July 31, 2024, the arbitrator heard the parties’ arguments on the amount of attorneys’ fees and costs owed to FR Holdco, after Weissmann conceded in a written briefing the obligation to pay attorneys’ fees and costs to FR Holdco as the prevailing party. On September 12, 2024, the arbitrator issued a final award in favor of FR Holdco in the amount of $4,990,006, in the manner described in the Tumbleweed bankruptcy plan. Weissmann is jointly and severally liable for $4,106,884 of that amount. On September 24, 2024, Weissmann and Tumbleweed filed a Petition to Vacate Arbitration Award in the Superior Court for the State of California, County of Los Angeles. On September 27, 2024, FR Holdco, CW, Marcus A. Lemonis, NBCUniversal, and Machete filed a Petition to Confirm Arbitration Award in the Superior Court for the State of California, County of Los Angeles. On January 16, 2025, Superior Court for the State of California, County of Los Angeles granted the Petition to Confirm Arbitration Award and denied the Petition to Vacate Arbitration Award, concluding the litigation. On July 8, 2025, Superior Court for the State of California, County of Los Angeles entered the Judgment in favor of FR Holdco, CW, Marcus A. Lemonis, NBCUniversal, and Machete. There can be no assurances that we will be able to collect amounts owed pursuant to the Arbitration Award.

Tumbleweed Complaint

On November 10, 2021, Tumbleweed Tiny House Company, Inc. (“Tumbleweed”) filed a complaint against FR Holdco, CW, Marcus A. Lemonis, NBCUniversal Media, LLC, and Machete Productions in which Tumbleweed alleges claims in connection with the Note and its appearance on the reality television show The Profit (the “Tumbleweed Complaint”), seeking primarily monetary damages. Tumbleweed alleges the following claims against the defendants, including FR Holdco and CW: (i) fraud; (ii) false promise; (iii) breach of fiduciary duty (and aiding and abetting the same); (iv) breach of contract; (v) breach of oral contract; (vi) tortious interference with prospective economic advantage; (vii) fraud in the inducement; (viii) negligent misrepresentation; (ix) fraudulent concealment; (x) conspiracy; (xi) unlawful business practices; (xii) defamation; and (xiii) declaratory judgment. On April 21, 2022, the Court granted a motion to compel arbitration filed by NBCUniversal and joined by all defendants, including FR Holdco, CW, and Marcus A. Lemonis, compelling Tumbleweed’s claims to arbitration. Tumbleweed served its arbitration demand on FR Holdco, CW, and Marcus A. Lemonis on May 17, 2022. FR Holdco, CW, and Marcus A. Lemonis filed responses and affirmative defenses on May 31, 2022. On July 20, 2022, pursuant to the JAMS streamlined arbitration rules, the Tumbleweed Complaint was consolidated together with the Weissmann Complaint. The parties have exchanged discovery. On March 11, 2024, FR Holdco’s arbitration demand and the Weissman arbitration demand were tried before a single arbitrator pursuant to the JAMS streamlined arbitration rules in a confidential arbitration hearing. On May 23, 2024, the arbitrator issued an interim award in favor of all respondents, including FR Holdco, CW, and Lemonis. On July 31, 2024, the arbitrator heard the parties arguments on the amount of attorneys’ fees and costs owed to FR Holdco, CW, Lemonis, and the other defendants, after Tumbleweed conceded the obligation to pay attorneys’ fees and costs to the prevailing parties. On September 12, 2024, the arbitrator issued a final award in favor of FR Holdco, CW, Lemonis in the amount of $3,793,455 in attorneys’ fees and $626,611 in costs. The arbitrator also awarded $4,990,006 in favor of FR Holdco. On September 24, 2024, Weissmann and Tumbleweed filed a Petition to Vacate Arbitration Award in the Superior Court for the

State of California, County of Los Angeles. On September 27, 2024, FR Holdco, CW, Marcus A. Lemonis, NBCUniversal, and Machete filed a Petition to Confirm Arbitration Award in the Superior Court for the State of California, County of Los Angeles. On January 16, 2025, Superior Court for the State of California, County of Los Angeles granted the Petition to Confirm Arbitration Award and denied the Petition to Vacate Arbitration Award, concluding the litigation. On July 8, 2025, Superior Court for the State of California, County of Los Angeles entered the Judgment in favor of FR Holdco, CW, Marcus A. Lemonis, NBCUniversal, and Machete. There can be no assurances that we will be able to collect amounts owed pursuant to the Arbitration Award.

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

Supplier Agreement

In connection with the divestiture of CWDS in May 2024, the Company entered into the Supplier Agreement with the buyer that requires the Company to purchase an aggregate $250.0 million of product over the approximately 10-year term of the Supplier Agreement. Any shortfall under this aggregate purchase threshold results in an extension of the term of the Supplier Agreement and does not otherwise result in financial penalties. See Note 5 — Assets Held for Sale and Business Divestitures for a discussion of the divestiture of CWDS.

Employment Agreements

The Company has employment agreements with certain officers. The agreements include, among other things, an annual bonus based on certain performance-based criteria and certain severance benefits in the event of a qualifying termination.

Financial Assurances

In the normal course of business, the Company obtains standby letters of credit and surety bonds from financial institutions and other third parties. These instruments guarantee the Company’s future performance and provide third parties with financial and performance assurance in the event that the Company does not perform. These instruments support a wide variety of the Company’s business activities. As of June 30, 2025, December 31, 2024, and June 30, 2024, outstanding standby letters of credit issued through our Floor Plan Facility were $14.3 million, $14.3 million, and $12.3 million, respectively (see Note 3 — Inventories and Floor Plan Payables). The outstanding standby letters of credit issued through the Senior Secured Credit Facilities as of June 30, 2025, December 31, 2024, and June 30, 2024 were $4.9 million (see Note 7 — Long-Term Debt). As of June 30, 2025, December 31, 2024, and June 30, 2024, outstanding surety bonds were $26.1 million, $26.6 million, and $24.3 million, respectively. The underlying liabilities to which these instruments relate are reflected on the Company’s condensed consolidated balance sheets, where applicable. Therefore, no additional liability is reflected for the letters of credit and surety bonds themselves.

11. Statement of Cash Flows

Supplemental disclosures of cash flow information for the following periods (in thousands) were as follows:

	Six Months Ended June 30,
	2025	2024
Cash paid during the period for:
Interest	$97,848	$125,997
Income taxes	501	2,694
Noncash investing and financing activities:
Leasehold improvements paid by lessor	380	—
Capital expenditures in accounts payable and accrued liabilities	12,012	6,781
Contingent consideration recognized as partial consideration for purchase of a business	—	368
Fair value of holdback receivable recognized as partial consideration for divestiture of a business	—	933
Supplier agreement intangible asset recognized as partial consideration for divestiture of a business	—	9,500
Prior period deposit applied to portion of purchase price of RV dealership acquisition	11,000	8,873
Cost of treasury stock issued for vested restricted stock units	—	4,266

12. Acquisitions

During the six months ended June 30, 2025 and 2024, subsidiaries of the Company acquired the assets of multiple RV dealerships that constituted businesses under GAAP. The Company used cash and borrowings under its Floor Plan Facility to complete the acquisitions. The Company considers acquisitions of independent dealerships to be a fast and capital efficient alternative to opening new store locations to expand its business and grow its customer base. The acquired businesses were recorded at their estimated fair values under the acquisition method of accounting. The balance of the purchase prices in excess of the fair values of net assets acquired were recorded as goodwill.

During the six months ended June 30, 2025, the RV and Outdoor Retail segment acquired the assets of various RV dealerships comprised of eight locations for an aggregate purchase price of approximately $92.2 million. As a component of the aggregate purchase price to acquire certain of these locations, $10.0 million was paid as a deposit in November 2024, which would convert into shares of Lazydays Holdings, Inc. (“Lazydays”) common stock if the Company completed the acquisition of all seven RV dealerships originally contemplated under the November 2024 agreement with Lazydays. However, the Company acquired only five of the seven Lazydays RV dealerships, so the deposit did not convert to shares of Lazydays common stock. Instead, the deposit was considered a component of the purchase price of those acquisitions. Additionally, a $1.0 million deposit was made in December 2024 for non-Lazydays RV dealership acquisitions that were completed during the six months ended June 30, 2025. Separate from these acquisitions, during the six months ended June 30, 2025, the Company purchased real property for an aggregate purchase price of $72.4 million.

During the six months ended June 30, 2024, the RV and Outdoor Retail segment acquired the assets of various RV dealerships comprised of nine locations for an aggregate purchase price of approximately $69.4 million, of which one RV dealership had not opened by June 30, 2024. Separate from these acquisitions, during the six months ended June 30, 2024, the Company purchased real property for an aggregate purchase price of $1.2 million. Additionally, in June 2024, the Good Sam Services and Plans segment acquired the assets of a tire rescue roadside assistance business for $1.8 million in cash and up to an aggregate $0.5 million of milestone payments of which half is potentially payable at each of the first two anniversaries of the date of the acquisition. Those potential milestone payments were recorded as contingent consideration with a fair value of $0.4 million. The tire rescue roadside assistance business included a robust dispatch platform and strong network of service providers, which provide an opportunity to serve our customer base more effectively and reduce cost.

The estimated fair values of the assets acquired and liabilities assumed for the acquisitions discussed above consist of the following, net of insignificant measurement period adjustments relating to acquisitions from the respective previous year:

	Six Months Ended June 30,
($ in thousands)	2025	2024
Tangible assets (liabilities) acquired (assumed):
Accounts receivable, net	$—	$4
Inventories, net	73,343	39,439
Prepaid expenses and other assets	58	—
Property and equipment, net	1,415	296
Operating lease assets	9,367	15,328
Accounts payable	—	(5)
Accrued liabilities	(144)	(35)
Current portion of operating lease liabilities	(1,055)	(1,112)
Other current liabilities	(469)	(22)
Operating lease liabilities, net of current portion	(8,312)	(14,216)
Total tangible net assets acquired	74,203	39,677
Intangible assets acquired:
Supplier and customer relationships	—	2,595
Websites and developed technology	—	600
Total intangible assets acquired	—	3,195
Goodwill	17,951	28,692
Purchase price of acquisitions	92,154	71,564
Application of deposit paid in prior period	(11,000)	(8,873)
Contingent consideration	—	(368)
Cash paid for acquisitions, net of cash acquired	81,154	62,323
Inventory purchases financed via floor plan	(71,181)	(49,162)
Cash payment net of floor plan financing	$9,973	$13,161

The fair values above for the six months ended June 30, 2025 are preliminary as they are subject to measurement period adjustments for up to one year from the date of acquisition as new information is obtained about facts and circumstances that existed as of the acquisition date relating to the valuation of the acquired assets, primarily the acquired inventories. For the six months ended June 30, 2024, the fair values include a measurement period adjustment to record $2.6 million of other intangible assets from a RV dealership acquisition that occurred during the year ended December 31, 2023. These intangible assets had an estimated useful life of 15 years; however, these intangible assets were sold for $2.6 million during 2024. Acquired developed technology asset of $0.6 million has a remaining useful life of four years.

The primary items that generated the goodwill are the value of the expected synergies between the acquired businesses and the Company and the acquired assembled workforce, neither of which qualify for recognition as a separately identified intangible asset. For the six months ended June 30, 2025 and 2024, acquired goodwill of $18.0 million and $28.7 million, respectively, was expected to be deductible for tax purposes.

Included in the condensed consolidated financial statements for the six months ended June 30, 2025 were revenue of $76.5 million and pre-tax income of $2.3 million from the acquired dealerships from the applicable acquisition dates in 2025. Included in the condensed consolidated financial statements for the six months ended June 30, 2024 were revenue of $38.1 million and pre-tax income of $1.2 million from the acquired dealerships from the applicable acquisition dates in 2024. Included in the condensed consolidated financial statements for the six months ended June 30, 2024 were insignificant amounts of revenue and pre-tax income from the acquired tire rescue roadside assistance business from the applicable acquisition date in 2024. Pro forma information on these acquisitions has not been included, because the Company has deemed them to not be individually or cumulatively material.

13. Income Taxes

CWH is organized as a Subchapter C corporation and, as of June 30, 2025, was a 61.1% owner of CWGS, LLC (see Note 15 — Non-Controlling Interests). CWGS, LLC is organized as a limited liability company and treated as a partnership for U.S. federal and most applicable state and local income tax purposes and as such, is generally not subject to any U.S. federal entity-level income taxes. However, certain active CWGS, LLC subsidiaries, including CWFR Capital, LLC; Americas Road and Travel Club, Inc.; and FreedomRoads RV, Inc. and their wholly-owned subsidiaries, are subject to entity-level taxes as they are, or subject to income taxes as, Subchapter C corporations.

Effective Income Tax Rate

For the six months ended June 30, 2025 and 2024, the Company's effective income tax rate was 31.1% and 3.9%, respectively. The effective tax rate differed from the federal statutory rate of 21.0% primarily due to state taxes and a portion of the Company’s earnings being attributable to non-controlling interests in limited liability companies, which are not subject to entity level taxes. Additionally, the effective tax rate for the six months ended June 30, 2025 was further impacted by non-deductible executive compensation and return to provision adjustments.

On July 4, 2025, the U.S. federal legislation commonly referred to as the One Big Beautiful Bill Act (“OBBBA”) was enacted into law, introducing significant changes to the U.S. tax code. The Company is currently evaluating the various provisions of the OBBBA, but does not expect the changes to have a material impact on its effective income tax rate.

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

During the six months ended June 30, 2025 and 2024, there were no redemptions of common units by Continuing Equity Owners.

14. Related Party Transactions

Transactions with Directors, Equity Holders and Executive Officers

From January 2012 until its expiration in March 2024, FreedomRoads, LLC was the lessee of what is now its previous corporate headquarters in Lincolnshire, Illinois (as amended from time to time, the “Lincolnshire Lease”). For the six months ended June 30, 2024, rental payments for the Lincolnshire Lease, including common area maintenance charges, were $0.2 million, which were included in SG&A expenses in the condensed consolidated statements of operations. The Company’s Chairman and Chief Executive Officer had personally guaranteed the Lincolnshire Lease.

15. Non-Controlling Interests

The following table summarizes the CWGS, LLC common unit ownership by CWH and the Continuing Equity Owners:

	As of June 30, 2025		As of December 31, 2024		As of June 30, 2024
	Common Units	Ownership %	Common Units	Ownership %	Common Units	Ownership %
CWH	62,648,648	61.1%	62,502,096	61.0%	45,115,012	53.0%
Continuing Equity Owners	39,895,393	38.9%	39,895,393	39.0%	40,044,536	47.0%
Total	102,544,041	100.0%	102,397,489	100.0%	85,159,548	100.0%

The following table summarizes the effects of changes in ownership in CWGS, LLC on the Company’s equity:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Net income (loss) attributable to Camping World Holdings, Inc.	$30,216	$9,771	$17,936	$(12,536)
Transfers to non-controlling interests:
Decrease in additional paid-in capital as a result of the purchase of common units from CWGS, LLC with proceeds from the exercise of stock options	—	—	—	(22)
Increase (decrease) in additional paid-in capital as a result of the vesting of restricted stock units	226	(1,599)	672	(3,833)
(Decrease) increase in additional paid-in capital as a result of repurchases of Class A common stock for withholding taxes on vested RSUs	(304)	60	(1,175)	269
Change from net income (loss) attributable to Camping World Holdings, Inc. and transfers to non-controlling interests	$30,138	$8,232	$17,433	$(16,122)

16. Stock-Based Compensation Plans

The following table summarizes the stock-based compensation (“SBC”) that has been included in the following line items within the condensed consolidated statements of operations during:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Stock-based compensation expense:
Costs applicable to revenue	$100	$89	$225	$181
Selling, general, and administrative	8,344	5,308	15,489	10,413
Total stock-based compensation expense	$8,444	$5,397	$15,714	$10,594

The following table summarizes stock option, restricted stock unit (“RSU”) and performance stock unit (“PSU”) activities for the six months ended June 30, 2025:

	Stock	Restricted	Performance
(in thousands)	Options	Stock Units	Stock Units
Outstanding at December 31, 2024	155	1,652	—
Granted	—	1,171	750
Vested	—	(207)	—
Forfeited	(9)	(104)	—
Outstanding at June 30, 2025	146	2,512	750
Exercisable at June 30, 2025	146	n/a	n/a

During six months ended June 30, 2025, the Company granted a total of 497,004 RSUs to non-executive employees with an aggregate grant date fair value of $10.5 million and weighted-average grant date fair value of $21.09 per RSU, which will be recognized, net of forfeitures, over a vesting period of five years.

On May 15, 2025, at the Company’s annual meeting of stockholders, the Company’s stockholders approved an amendment and restatement of the Company’s 2016 Incentive Award Plan (the “2016 Plan”).

In addition, on the date of the Company’s annual stockholders’ meeting in May 2025, in accordance with the Company’s non-employee director compensation policy, each of the seven non-employee directors received grants of 9,650 RSUs and the vice chairman of the Board of Directors received an additional grant of

6,433 RSUs with an aggregate grant date fair value of $1.1 million and a weighted-average grant date fair value of $15.54 per RSU, which will be recognized, net of forfeitures, over a vesting period of one year.

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

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings (loss) per share of Class A common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands except per share amounts)	2025	2024	2025	2024
Numerator:
Net income (loss)	$57,523	$23,414	$32,841	$(27,392)
Less: net income (loss) attributable to non-controlling interests	(27,307)	(13,643)	(14,905)	14,856
Net income (loss) attributable to Camping World Holdings, Inc. — basic	$30,216	$9,771	$17,936	$(12,536)
Add: reallocation of net income (loss) attributable to non-controlling interests from the assumed dilutive effect of stock options and RSUs	27	19	—	—
Add: reallocation of net income (loss) attributable to non-controlling interests from the assumed redemption of common units of CWGS, LLC for Class A common stock	—	—	11,049	—
Net income (loss) attributable to Camping World Holdings, Inc. — diluted	$30,243	$9,790	$28,985	$(12,536)
Denominator:
Weighted-average shares of Class A common stock outstanding — basic	62,610	45,093	62,571	45,070
Dilutive restricted stock units	137	151	195	—
Dilutive common units of CWGS, LLC that are convertible into Class A common stock	—	—	39,895	—
Weighted-average shares of Class A common stock outstanding — diluted	62,747	45,244	102,661	45,070

Earnings (loss) per share of Class A common stock — basic	$0.48	$0.22	$0.29	$(0.28)
Earnings (loss) per share of Class A common stock — diluted	$0.48	$0.22	$0.28	$(0.28)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands except per share amounts)	2025	2024	2025	2024
Weighted-average anti-dilutive securities excluded from the computation of diluted earnings (loss) per share of Class A common stock:
Stock options to purchase Class A common stock	151	186	153	188
Restricted stock units	1,892	1,037	1,684	1,980
Common units of CWGS, LLC that are convertible into Class A common stock	39,895	40,045	—	40,045

Weighted-average contingently issuable shares excluded from the computation of diluted loss per share of Class A common stock since all necessary conditions had not been satisfied:
Performance stock units(1)	750	—	750	—

(1)	See Note 16 – Stock-Based Compensation Plans for further details of PSUs.

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

Reportable segment revenue; segment adjusted EBITDA; depreciation and amortization; other interest expense, net; total assets; and capital expenditures are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
	Good Sam	RV and	Good Sam	RV and	Good Sam	RV and	Good Sam	RV and
	Services	Outdoor	Services	Outdoor	Services	Outdoor	Services	Outdoor
($ in thousands)	and Plans	Retail	and Plans	Retail	and Plans	Retail	and Plans	Retail
Revenue:
Good Sam Services and Plans	$54,213	$—	$52,548	$—	$100,421	$—	$98,229	$—
New vehicles	—	915,106	—	847,105	—	1,536,538	—	1,503,191
Used vehicles	—	572,271	—	480,774	—	994,622	—	818,459
Products, service and other	—	222,890	—	235,947	—	387,882	—	413,841
Finance and insurance, net	—	201,198	—	179,016	—	349,865	—	314,470
Good Sam Club	—	10,270	—	11,115	—	20,144	—	22,332
Intersegment revenue(1)	88	4,256	229	4,209	896	6,660	1,159	6,930
Total revenue before intersegment eliminations	54,301	1,925,991	52,777	1,758,166	101,317	3,295,711	99,388	3,079,223
Segment expenses:
Adjusted costs applicable to revenue(2)	21,936	1,361,657	17,156	1,241,601	39,613	2,327,751	32,294	2,187,991
Intersegment costs applicable to revenue(3)	40	3,792	94	3,339	627	6,417	1,024	5,545
Adjusted selling, general and administrative(4)	7,167	417,513	7,161	404,174	14,809	787,245	14,449	760,360
Floor plan interest expense	—	20,989	—	27,799	—	39,295	—	55,681
Other segment items(5)	—	20	—	109	—	(20)	—	143
Segment Adjusted EBITDA	$25,158	$122,020	$28,366	$81,144	$46,268	$135,023	$51,621	$69,503

(1)	Intersegment revenue consists of segment revenue that is eliminated in our condensed consolidated statements of operations.
(2)	Adjusted costs applicable to revenue exclude SBC expense and intersegment costs applicable to revenue.
(3)	Intersegment costs applicable to revenue consist of segment costs applicable to revenue that are eliminated in our condensed consolidated statements of operations.
(4)	Adjusted SG&A expenses excludes SBC expense and intersegment operating expenses.

(5)	Other segment items include (i) intersegment operating expenses, which are eliminated in our condensed consolidated statements of operations, and (ii) other expense, net excluding loss and/or impairment on investments in equity securities.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Revenue:
Good Sam Services and Plans Segment	$54,301	$52,777	$101,317	$99,388
RV and Outdoor Retail Segment	1,925,991	1,758,166	3,295,711	3,079,223
Total segment revenue	1,980,292	1,810,943	3,397,028	3,178,611
Intersegment eliminations	(4,344)	(4,438)	(7,556)	(8,089)
Total revenue	1,975,948	1,806,505	3,389,472	3,170,522
Segment Adjusted EBITDA:
Good Sam Services and Plans Segment	25,158	28,366	46,268	51,621
RV and Outdoor Retail Segment	122,020	81,144	135,023	69,503
Total Segment Adjusted EBITDA	147,178	109,510	181,291	121,124
Corporate SG&A excluding SBC(1)	(4,465)	(3,033)	(7,391)	(5,927)
Depreciation and amortization	(23,419)	(20,032)	(45,963)	(39,322)
Long-lived asset impairment	—	(4,584)	(620)	(10,411)
Lease termination	107	(40)	107	(40)
(Loss) gain on sale or disposal of assets	(1,185)	(7,945)	638	(9,530)
Stock-based compensation(2)	(8,444)	(5,397)	(15,714)	(10,594)
Loss and impairment on investments in equity securities(3)	(2,600)	(81)	(2,757)	(175)
Other interest expense, net	(30,836)	(36,153)	(61,367)	(72,247)
Intersegment eliminations(4)	(492)	(896)	(533)	(1,377)
Income (loss) before income taxes	$75,844	$31,349	$47,691	$(28,499)

(1)	Corporate SG&A excluding SBC represents corporate SG&A expenses that are not allocated to the segments and are comprised primarily of the costs associated with being a public company. This amount excludes the SBC relating to the Board of Directors for their service as board members that is not allocated to the segments, since it is presented as part of the SBC reconciling line item in this table.
(2)	This SBC amount includes SBC allocated to the segments and SBC relating to the Board of Directors for their service as board members that is not allocated to the segments (See Note 16 — Stock-Based Compensation Plans).
(3)	Represents loss and/or impairment on investments in equity securities and interest income relating to any notes receivables with those investments. These amounts are included in other expense, net in the condensed consolidated statements of operations.
(4)	Represents the net impact of intersegment eliminations on (loss) income before income taxes.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Depreciation and amortization:
Good Sam Services and Plans	$1,125	$841	$2,026	$1,689
RV and Outdoor Retail	22,294	19,191	43,937	37,633
Total depreciation and amortization	$23,419	$20,032	$45,963	$39,322

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Other interest expense, net:
Good Sam Services and Plans	$(21)	$(22)	$(73)	$(40)
RV and Outdoor Retail	6,300	8,242	12,709	16,356
Subtotal	6,279	8,220	12,636	16,316
Corporate & other	24,557	27,933	48,731	55,931
Total other interest expense, net	$30,836	$36,153	$61,367	$72,247

	June 30,	December 31,	June 30,
($ in thousands)	2025	2024	2024
Assets:
Good Sam Services and Plans	$87,911	$121,876	$87,570
RV and Outdoor Retail	4,881,045	4,509,509	4,693,705
Subtotal	4,968,956	4,631,385	4,781,275
Corporate & other	222,891	231,892	224,601
Total assets	$5,191,847	$4,863,277	$5,005,876

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Capital expenditures:
Good Sam Services and Plans	$2,213	$1,758	$5,118	$3,615
RV and Outdoor Retail	47,774	20,868	116,964	46,181
Total capital expenditures	$49,987	$22,626	$122,082	$49,796

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

For purposes of this Form 10-Q, we define an "Active Customer" as a customer who has transacted with us in any of the eight most recently completed fiscal quarters prior to the date of measurement. Unless otherwise indicated, the date of measurement is June 30, 2025, our most recently completed fiscal quarter.

Overview

Camping World Holdings, Inc. (together with its subsidiaries) is the world’s largest retailer of RVs and related products and services. Through our Camping World and Good Sam brands, our vision is to build a business that makes RVing and other outdoor adventures fun and easy. We strive to build long-term value for our customers, employees, and stockholders by combining a unique and comprehensive assortment of RV products and services with a national network of RV dealerships, service centers and customer support centers along with the industry’s most extensive online presence and a highly-trained and knowledgeable team of associates serving our customers, the RV lifestyle, and the communities in which we operate. We also believe that our Good Sam organization and family of highly specialized services and plans, including roadside assistance, protection plans and insurance, uniquely enables us to connect with our customers as stewards of an outdoor and recreational lifestyle. On June 30, 2025, we operated a total of 201 locations, with all of them selling and/or servicing RVs. See Note 1 – Summary of Significant Accounting Policies to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

A summary of the changes in quantities and types of retail stores and changes in same stores from June 30, 2024 to June 30, 2025, are in the table below:

	RV	RV Service &		Same
	Dealerships	Retail Centers	Total	Store(1)
Number of store locations as of June 30, 2024	211	4	215	182
Opened	10	—	10	—
Converted	1	(1)	—	(1)
Temporarily closed	(2)	—	(2)	(2)
Closed	(20)	(2)	(22)	(16)
Achieved designation of same store (1)	—	—	—	15
Number of store locations as of June 30, 2025	200	1	201	178

(1)	Our same store revenue and units calculations for a given period include only those stores that were open both at the end of the corresponding period and at the beginning of the preceding fiscal year.

Industry Trends

According to the RV Industry Association’s (“RVIA”) survey of manufacturers, which almost entirely focuses on North America, wholesale shipments of new RVs for 2024 were 333,733 units, 6.6% greater than in 2023. In the Summer 2025 edition of RV RoadSigns, the quarterly forecast prepared by ITR Economics for the RVIA projected RV wholesale shipments to be approximately 337,000 in 2025, or 1.0% higher than 2024. RV wholesale shipments for the first six months of 2025 were 190,705 units, up 6.8% compared to the same timeframe last year per the June 2025 survey of manufacturers prepared by the RVIA. According to Statistical Surveys, Inc. aggregation of North America RV retail transactions, new RV registrations in the US declined by 4.6% to 317,503 registrations for the twelve-month period ended May 31, 2025 compared to the comparable period ended May 31, 2024. Used RV registrations experienced a 7.5% decline to 715,542 registrations over the same period.

The per unit cost of new vehicles in fiscal year 2023 was significantly higher than we experienced prior to the COVID-19 pandemic, due to the RV manufacturers’ supply constraints during the pandemic, strong demand for new vehicles during the pandemic, higher inflation, and higher interest rates. We focused on clearing out a significant portion of our higher cost pre-2024 model year new vehicles in late 2023 and the first quarter of 2024. The increased mix of lower cost recent model year vehicles during the first quarter of 2025, as well as a mix shift toward more inexpensive entry level travel trailers, resulted in lower average selling prices and average cost per unit of new vehicles with little impact to gross margins. Additionally, residual values of used vehicles had declined during 2024 as a result of a decrease in new vehicle costs, which resulted in the first half of 2025 having lower average selling prices and average cost per unit of used vehicles and a 128 basis point improvement in used vehicle gross margins.

We had experienced lower used vehicle inventory levels for much of 2024 as we slowed procurement to allow RV owner pricing expectations to adjust as a result of 2024 model year pricing declines. Beginning in the fourth quarter of 2024, we took steps to reverse the trend of decreasing used vehicle revenue and unit sales, including the increase in the procurement of used vehicles, which resulted in a 21.5% increase in used vehicles revenue and 24.4% increase in used vehicles unit sales in the first half of 2025. Accordingly, we expect used vehicle revenue and unit sales to outpace comparative 2024 periods for much of 2025.

We are closely monitoring U.S. trade policy developments with countries from which we source product and equipment, such as China, Mexico, and Canada. There is uncertainty as to the extent and duration of additional tariffs that have or may be imposed on imports from these countries. We made adjustments to our procurement practices to partially mitigate certain of the potential negative effects that additional tariffs may impose on the sourcing of our inventory and equipment. Additionally, many of our U.S.-based suppliers source some of their components from these countries, which could result in higher procurement costs from U.S.-based suppliers. In 2024, our costs applicable to revenue included the costs of directly sourced inventory from China, Mexico, and Canada of approximately $27.0 million, $10.0 million and $2.0 million, respectively.

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

Results of Operations

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

Unless otherwise indicated, all financial comparisons in this section of Results of Operations compare our financial results for the three months ended June 30, 2025 to our financial results from the three months ended June 30, 2024. The following table sets forth information comparing the components of net income (loss) for the three months ended June 30, 2025 and 2024:

	Three Months Ended
	June 30, 2025		June 30, 2024
		Percent of		Percent of	Favorable/ (Unfavorable)
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%
Revenue:
Good Sam Services and Plans	$54,213	2.7%	$52,548	2.9%	$1,665	3.2%
RV and Outdoor Retail
New vehicles	915,106	46.3%	847,105	46.9%	68,001	8.0%
Used vehicles	572,271	29.0%	480,774	26.6%	91,497	19.0%
Products, service and other	222,890	11.3%	235,947	13.1%	(13,057)	(5.5%)
Finance and insurance, net	201,198	10.2%	179,016	9.9%	22,182	12.4%
Good Sam Club	10,270	0.5%	11,115	0.6%	(845)	(7.6%)
Subtotal	1,921,735	97.3%	1,753,957	97.1%	167,778	9.6%
Total revenue	1,975,948	100.0%	1,806,505	100.0%	169,443	9.4%

Gross profit (exclusive of depreciation and amortization shown separately below):
Good Sam Services and Plans	32,266	1.6%	35,356	2.0%	(3,090)	(8.7%)
RV and Outdoor Retail
New vehicles	126,233	6.4%	129,455	7.2%	(3,222)	(2.5%)
Used vehicles	117,032	5.9%	91,173	5.0%	25,859	28.4%
Products, service and other	106,478	5.4%	103,014	5.7%	3,464	3.4%
Finance and insurance, net	201,198	10.2%	179,016	9.9%	22,182	12.4%
Good Sam Club	9,048	0.5%	9,645	0.5%	(597)	(6.2%)
Subtotal	559,989	28.3%	512,303	28.4%	47,686	9.3%
Total gross profit	592,255	30.0%	547,659	30.3%	44,596	8.1%

Operating expenses:
Selling, general, and administrative	437,489	22.1%	419,676	23.2%	(17,813)	(4.2%)
Depreciation and amortization	23,419	1.2%	20,032	1.1%	(3,387)	(16.9%)
Long-lived asset impairment	—	—	4,584	0.3%	4,584	100.0%
Lease termination	(107)	(0.0%)	40	0.0%	147	n/m
Loss on sale or disposal of assets	1,185	0.1%	7,945	0.4%	6,760	85.1%
Total operating expenses	461,986	23.4%	452,277	25.0%	(9,709)	(2.1%)
Income from operations	130,269	6.6%	95,382	5.3%	34,887	36.6%
Other expense
Floor plan interest expense	(20,989)	(1.1%)	(27,799)	(1.5%)	6,810	24.5%
Other interest expense, net	(30,836)	(1.6%)	(36,153)	(2.0%)	5,317	14.7%
Other expense, net	(2,600)	(0.1%)	(81)	(0.0%)	(2,519)	n/m
Total other expense	(54,425)	(2.8%)	(64,033)	(3.5%)	9,608	15.0%
Income before income taxes	75,844	3.8%	31,349	1.7%	44,495	141.9%
Income tax expense	(18,321)	(0.9%)	(7,935)	(0.4%)	(10,386)	(130.9%)
Net income	57,523	2.9%	23,414	1.3%	34,109	145.7%
Less: net income attributable to non-controlling interests	(27,307)	(1.4%)	(13,643)	(0.8%)	(13,664)	(100.2%)
Net income attributable to Camping World Holdings, Inc.	$30,216	1.5%	$9,771	0.5%	$20,445	209.2%

Supplemental Data

	Three Months Ended June 30,		Increase		Percent
	2025	2024	(decrease)		Change
Unit sales
New vehicles	26,696	22,084	4,612		20.9%
Used vehicles	18,906	15,700	3,206		20.4%
Total	45,602	37,784	7,818		20.7%

Average selling price
New vehicles	$34,279	$38,358	$(4,079)		(10.6%)
Used vehicles	30,269	30,623	(354)		(1.2%)

Same store unit sales(1)
New vehicles	24,360	19,936	4,424		22.2%
Used vehicles	17,528	14,509	3,019		20.8%
Total	41,888	34,445	7,443		21.6%

Same store revenue(1) ($ in 000s)
New vehicles	$833,171	$768,687	$64,484		8.4%
Used vehicles	525,573	448,019	77,554		17.3%
Products, service and other	179,017	186,445	(7,428)		(4.0%)
Finance and insurance, net	186,659	163,615	23,044		14.1%
Total	$1,724,420	$1,566,766	$157,654		10.1%

Average gross profit per unit
New vehicles	$4,729	$5,862	$(1,133)		(19.3%)
Used vehicles	6,190	5,807	383		6.6%
Finance and insurance, net per vehicle unit	4,412	4,738	(326)		(6.9%)
Total vehicle front-end yield(2)	9,747	10,577	(830)		(7.8%)

Gross margin
Good Sam Services and Plans	59.5%	67.3%	(777)	bps
New vehicles	13.8%	15.3%	(149)	bps
Used vehicles	20.5%	19.0%	149	bps
Products, service and other	47.8%	43.7%	411	bps
Finance and insurance, net	100.0%	100.0%	unch
Good Sam Club	88.1%	86.8%	133	bps
Subtotal RV and Outdoor Retail	29.1%	29.2%	(7)	bps
Total gross margin	30.0%	30.3%	(34)	bps

Retail locations
RV dealerships	200	211	(11)		(5.2%)
RV service & retail centers	1	4	(3)		(75.0%)
Total	201	215	(14)		(6.5%)

RV and Outdoor Retail inventories ($ in 000s)
New vehicles	$1,330,965	$1,477,510	$(146,545)		(9.9%)
Used vehicles	536,665	349,843	186,822		53.4%
Products, parts, accessories and misc.	193,232	186,758	6,474		3.5%
Total RV and Outdoor Retail inventories	$2,060,862	$2,014,111	$46,751		2.3%

Vehicle inventory per location ($ in 000s)
New vehicle inventory per dealer location	$6,655	$7,002	$(347)		(5.0%)
Used vehicle inventory per dealer location	2,683	1,658	1,025		61.8%

Vehicle inventory turnover(3)
New vehicle inventory turnover	1.9	1.6	0.2		14.5%
Used vehicle inventory turnover	3.3	3.3	(0.0)		(0.3%)

Other data
Active Customers(4)	4,221,642	4,762,376	(540,734)		(11.4%)
Good Sam Club members (5)	1,662,653	1,880,126	(217,473)		(11.6%)
Service bays (6)	2,809	2,877	(68)		(2.4%)
Finance and insurance gross profit as a % of total vehicle revenue	13.5%	13.5%	5	bps	n/a
Same store locations	178	n/a	n/a		n/a

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

Revenue and Gross Profit

Good Sam Services and Plans

Good Sam Services and Plans revenue increased primarily from increased Good Sam branded extended vehicle warranty program sales through retail finance and insurance offerings and our new tire rescue program.

Good Sam Services and Plans gross profit and margin decreased primarily due to incremental roadside assistance claims costs in 2025 and incremental costs associated with our new tire rescue program, partially offset by increased Good Sam branded extended vehicle warranty program sales through retail finance and insurance offerings.

RV and Outdoor Retail

New vehicles

New vehicles revenue increased primarily due to a 20.9% increase in the new vehicles unit sales, partially offset by a 10.6% decrease in the average selling price per new vehicle sold. On a same store basis, new vehicles revenue increased 8.4% to $833.2 million from an increase in new vehicles unit sales of 22.2%, partially offset by an 11.3% decrease in the average selling price per new vehicle sold, which was impacted by the mix shift toward more inexpensive entry level travel trailers.

New vehicles gross profit decreased primarily due to the 149 basis point decrease in new vehicles gross margin, which was partially offset by the 20.9% increase in new vehicles unit sales. The new vehicles gross margin decrease was primarily driven by the 10.6% decrease in the average selling price per new vehicle sold, partially offset by a 9.1% reduction in the average cost per new vehicle sold.

Used vehicles

Used vehicles revenue increased primarily due to a 20.4% increase in used vehicles unit sales, partially offset by a 1.2% decrease in the average selling price per used vehicle sold. On a same store basis, used vehicles revenue increased 17.3% to $525.6 million from an increase in used vehicles unit sales of 20.8%, partially offset by a 2.9% decrease in average sales price per used vehicle sold.

Used vehicles gross profit increased primarily due to the 149 basis point increase in used vehicles gross margin and the 20.4% increase in used vehicles unit sales. The used vehicles gross margin increase was primarily due to a 3.0% decrease in the average cost per used vehicle sold, partially offset by a 1.2% decrease in the average price per used vehicle sold.

Products, service and other

Products, service and other revenue decreased primarily due to a reallocation of service labor in 2025 toward used inventory reconditioning and a reduction in sales activity resulting from the divestiture of our RV furniture business in May 2024, which contributed $2.7 million of revenue, outside of the RV furniture sold through our store locations, for the three months ended June 30, 2024. On a same store basis, products, service and other revenue decreased 4.0% to $179.0 million.

The increase in products, service and other gross profit and the 411 basis point increase in products, service and other gross margin to 47.8% was driven by increased sales volume of our higher-margin aftermarket part assortment and the divestiture of the RV furniture business, which had negative gross margins for the three months ended June 30, 2024.

Finance and insurance, net

Finance and insurance revenue and gross profit is recorded net, since the Company is acting as an agent in the transaction, and commission is recognized when a finance and insurance product contract payment has been received or financing has been arranged. Finance and insurance, net revenue increased $22.2 million, which was primarily a result of an increased number of contracts sold resulting from increased vehicles sold. Finance and insurance, net revenue as a percentage of new and used vehicle revenue was 13.5%, unchanged from the prior year. On a same store basis, finance and insurance, net revenue increased 14.1%.

Good Sam Club

Good Sam Club revenue and gross profit decreased primarily from an 11.6% decrease in Good Sam Club members, excluding free basic plan members. The decline in Good Sam Club members was a result of the availability of the free basic plan that was introduced in late 2023, which provides for limited participation in the loyalty point program without access to the remaining member benefits, and price increases introduced by early 2024 that impacted renewal rates.

Operating Expenses and Other

Selling, general and administrative expenses

Selling, general and administrative expenses increased primarily due to a $4.7 million increase in commissions costs, a $3.3 million increase in outside services providers expense excluding advertising and professional fees, a $3.0 million increase in stock-based compensation expense (“SBC”), a $2.9 million increase in advertising expenses, a $2.8 million increase in employee cash compensation costs excluding commissions, and $1.3 million of additional professional fees.

Long-lived asset impairment

As discussed in Note 4 – Long-Lived Asset Impairment to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q, we recognized no long-lived asset impairments in 2025 and $4.6 million of long-lived asset impairments in 2024 related to decreases in market rental rates or market value of real property for closed locations, or based on the Company’s review of location performance in the normal course of business.

Floor plan interest expense

The decrease in floor plan interest expense was due both to a 138 basis point decrease in the average floor plan borrowing rate and a lower average floor plan notes payable balance. The average interest rate for the Floor Plan Facility for the three months ended June 30, 2025 and 2024 was 6.46% and 7.84%, respectively.

Other interest expense, net

Other interest expense, net decreased primarily due to the reduced interest rate on our Term Loan Facility, reduced borrowings on the Company’s Real Estate Facilities, and no outstanding balance on the revolving line of credit under the Floor Plan Facility (see Note 7 – Long-Term Debt and Note 3 – Inventories and Floor Plan Payables to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q). The average interest rate for the Term Loan Facility for the three months ended June 30, 2025 and 2024 was 6.88% and 7.96%, respectively. The average interest rate on the M&T Real Estate Facility (as defined in Note 7 – Long Term Debt) for three months ended June 30, 2025 and 2024 was 6.67% and 7.72%, respectively.

Income tax expense

The increase in income tax expense was primarily due to higher income generated from CWGS, LLC for which the Company is subject to U.S. federal and state taxes on its allocable share and return to provision adjustments.

Segment Results

The following table sets forth information comparing select components of Segment Adjusted EBITDA for each of our segments for the periods presented:

	Three Months Ended June 30,
	2025		2024		Favorable /
		Percent of		Percent of	(Unfavorable)
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%
Good Sam Services and Plans:
Revenue:
External revenue	$54,213	99.8%	$52,548	99.6%	$1,665	3.2%
Intersegment revenue(1)	88	0.2%	229	0.4%	(141)	(61.6%)
Total revenue before intersegment eliminations	54,301	100.0%	52,777	100.0%	1,524	2.9%

Segment expenses:
Adjusted costs applicable to revenue(2)	21,936	40.4%	17,156	32.5%	(4,780)	(27.9%)
Intersegment costs applicable to revenue(3)	40	0.1%	94	0.2%	54	57.4%
Adjusted selling, general and administrative(4)	7,167	13.2%	7,161	13.6%	(6)	(0.1%)
Segment Adjusted EBITDA	$25,158	46.3%	$28,366	53.7%	$(3,208)	(11.3%)

RV and Outdoor Retail:
Revenue:
External revenue	$1,921,735	99.8%	$1,753,957	99.8%	$167,778	9.6%
Intersegment revenue(1)	4,256	0.2%	4,209	0.2%	47	1.1%
Total revenue before intersegment eliminations	1,925,991	100.0%	1,758,166	100.0%	167,825	9.5%

Segment expenses:
Adjusted costs applicable to revenue(2)	1,361,657	70.7%	1,241,601	70.6%	(120,056)	(9.7%)
Intersegment costs applicable to revenue(3)	3,792	0.2%	3,339	0.2%	(453)	(13.6%)
Adjusted selling, general and administrative(4)	417,513	21.7%	404,174	23.0%	(13,339)	(3.3%)
Floor plan interest expense	20,989	1.1%	27,799	1.6%	6,810	24.5%
Other segment items(5)	20	0.0%	109	0.0%	89	81.7%
Segment Adjusted EBITDA	$122,020	6.3%	$81,144	4.6%	$40,876	50.4%

(1)	Intersegment revenue consists of segment revenue that are eliminated in our consolidated statements of operations.
(2)	Adjusted costs applicable to revenue excludes SBC expense and intersegment costs applicable to revenue.
(3)	Intersegment costs applicable to revenue consist of segment costs applicable to revenue that are eliminated in our consolidated statements of operations.
(4)	Adjusted selling, general, and administrative expenses excludes SBC expense and intersegment operating expenses.
(5)	Other segment items include (i) intersegment operating expenses, which are eliminated in our consolidated statements of operations, and (ii) other expense, net excluding loss and/or impairment on investments in equity securities.

Good Sam Services and Plans Segment

See the “Revenue and Gross Profit” section above for a discussion of impacts to revenue for Good Sam Services and Plans. Adjusted costs applicable to segment revenues reflected increased roadside assistance claims costs and costs associated with the new tire rescue program. The Good Sam Services and Plans Segment Adjusted EBITDA decrease was driven primarily by the increase to adjusted costs applicable to revenue, partially offset by the increase to external revenue discussed above. Intersegment revenue and intersegment costs applicable to revenue did not have a significant impact on the decrease in Segment Adjusted EBITDA.

RV and Outdoor Retail Segment

See the “Revenue and Gross Profit” section above for a discussion of impacts to revenue for RV and Outdoor Retail and “Floor plan interest expense” section above for a discussion of the decrease in floor plan interest expense. Adjusted costs applicable to segment revenue increased from (i) higher total vehicle costs driven by 20.7% higher total unit sales, partially offset by the reductions in cost per new and used vehicles discussed above, and (ii) lower products, service and other costs applicable to revenue primarily from the same drivers of the decrease in revenue discussed above. Adjusted selling, general and administrative expense increased primarily due to approximately $4.7 million of increased commissions costs, $4.2 million of increased outside services providers primarily relating to legal fees and computer software and maintenance expense, $3.0 million of increased advertising expenses and $0.8 million of increased employee cash compensation expense. The RV and Outdoor Retail Segment Adjusted EBITDA increased from the increases in revenue and reduction in floor plan interest expense, partially offset by the increase in segment expenses discussed above. Intersegment revenue, intersegment costs applicable to revenue, and intersegment operating expenses did not have a significant impact on the increase in Segment Adjusted EBITDA.

Results of Operations

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

Unless otherwise indicated, all financial comparisons in this section of Results of Operations compare our financial results for the six months ended June 30, 2025 to our financial results from the six months ended June 30, 2024. The following table sets forth information comparing the components of net income (loss) for the six months ended June 30, 2025 and 2024:

	Six Months Ended
	June 30, 2025		June 30, 2024
		Percent of		Percent of	Favorable/ (Unfavorable)
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%
Revenue:
Good Sam Services and Plans	$100,421	3.0%	$98,229	3.1%	$2,192	2.2%
RV and Outdoor Retail:
New vehicles	1,536,538	45.3%	1,503,191	47.4%	33,347	2.2%
Used vehicles	994,622	29.3%	818,459	25.8%	176,163	21.5%
Products, service and other	387,882	11.4%	413,841	13.1%	(25,959)	(6.3%)
Finance and insurance, net	349,865	10.3%	314,470	9.9%	35,395	11.3%
Good Sam Club	20,144	0.6%	22,332	0.7%	(2,188)	(9.8%)
Subtotal	3,289,051	97.0%	3,072,293	96.9%	216,758	7.1%
Total revenue	3,389,472	100.0%	3,170,522	100.0%	218,950	6.9%

Gross profit (exclusive of depreciation and amortization shown separately below):
Good Sam Services and Plans	60,753	1.8%	65,854	2.1%	(5,101)	(7.7%)
RV and Outdoor Retail:
New vehicles	211,306	6.2%	220,502	7.0%	(9,196)	(4.2%)
Used vehicles	195,422	5.8%	150,325	4.7%	45,097	30.0%
Products, service and other	186,731	5.5%	179,233	5.7%	7,498	4.2%
Finance and insurance, net	349,865	10.3%	314,470	9.9%	35,395	11.3%
Good Sam Club	17,806	0.5%	19,672	0.6%	(1,866)	(9.5%)
Subtotal	961,130	28.4%	884,202	27.9%	76,928	8.7%
Total gross profit	1,021,883	30.1%	950,056	30.0%	71,827	7.6%

Operating expenses:
Selling, general and administrative expenses	824,934	24.3%	791,149	25.0%	(33,785)	(4.3%)
Depreciation and amortization	45,963	1.4%	39,322	1.2%	(6,641)	(16.9%)
Long-lived asset impairment	620	0.0%	10,411	0.3%	9,791	94.0%
Lease termination	(107)	(0.0%)	40	0.0%	147	n/m
(Gain) loss on sale or disposal of assets	(638)	(0.0%)	9,530	0.3%	10,168	n/m
Total operating expenses	870,772	25.7%	850,452	26.8%	(20,320)	(2.4%)
Income from operations	151,111	4.5%	99,604	3.1%	51,507	51.7%
Other expense:
Floor plan interest expense	(39,295)	(1.2%)	(55,681)	(1.8%)	16,386	29.4%
Other interest expense, net	(61,367)	(1.8%)	(72,247)	(2.3%)	10,880	15.1%
Other expense, net	(2,758)	(0.1%)	(175)	(0.0%)	(2,583)	n/m
Total other expense	(103,420)	(3.1%)	(128,103)	(4.0%)	24,683	19.3%
Income (loss) before income taxes	47,691	1.4%	(28,499)	(0.9%)	76,190	n/m
Income tax (expense) benefit	(14,850)	(0.4%)	1,107	0.0%	(15,957)	n/m
Net income (loss)	32,841	1.0%	(27,392)	(0.9%)	60,233	n/m
Less: net income (loss) attributable to non-controlling interests	(14,905)	(0.4%)	14,856	0.5%	(29,761)	n/m
Net income (loss) attributable to Camping World Holdings, Inc.	$17,936	0.5%	$(12,536)	(0.4%)	$30,472	n/m

Supplemental Data
	Six Months Ended June 30,		Increase		Percent
	2025	2024	(decrease)		Change
Unit sales
New vehicles	43,422	38,966	4,456		11.4%
Used vehicles	32,845	26,394	6,451		24.4%
Total	76,267	65,360	10,907		16.7%

Average selling price
New vehicles	$35,386	$38,577	$(3,191)		(8.3%)
Used vehicles	30,282	31,009	(727)		(2.3%)

Same store unit sales(1)
New vehicles	39,835	35,657	4,178		11.7%
Used vehicles	30,395	24,542	5,853		23.8%
Total	70,230	60,199	10,031		16.7%

Same store revenue(1) ($ in 000s)
New vehicles	$1,410,789	$1,382,134	$28,655		2.1%
Used vehicles	918,061	763,872	154,189		20.2%
Products, service and other	314,183	331,245	(17,062)		(5.2%)
Finance and insurance, net	326,001	291,581	34,420		11.8%
Total	$2,969,034	$2,768,832	$200,202		7.2%

Average gross profit per unit
New vehicles	$4,866	$5,659	$(793)		(14.0%)
Used vehicles	5,950	5,695	255		4.5%
Finance and insurance, net per vehicle unit	4,587	4,811	(224)		(4.7%)
Total vehicle front-end yield(2)	9,920	10,485	(565)		(5.4%)

Gross margin
Good Sam Services and Plans	60.5%	67.0%	(654)	bps
New vehicles	13.8%	14.7%	(92)	bps
Used vehicles	19.6%	18.4%	128	bps
Products, service and other	48.1%	43.3%	483	bps
Finance and insurance, net	100.0%	100.0%	unch
Good Sam Club	88.4%	88.1%	31	bps
Subtotal RV and Outdoor Retail	29.2%	28.8%	44	bps
Total gross margin	30.1%	30.0%	18	bps

Other data
Finance and insurance gross profit as a % of total vehicle revenue	13.8%	13.5%	28	bps	n/a
Same store locations	178	n/a	n/a		n/a

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

Revenue and Gross Profit

Good Sam Services and Plans

Good Sam Services and Plans revenue increased primarily from increased Good Sam branded extended vehicle warranty program sales through retail finance and insurance offerings, our new tire rescue program and increased contracts in force for our Good Sam branded vehicle insurance products, partially offset by reduced average contracts in force for our roadside assistance programs.

Good Sam Services and Plans gross profit and margin decreased primarily due to incremental roadside assistance claims costs in 2025 and our new tire rescue program, partially offset by increased Good Sam branded extended vehicle warranty program sales through retail finance and insurance offerings.

RV and Outdoor Retail

New vehicles

New vehicles revenue increased primarily due to an 11.4% increase in the new vehicles unit sales partially offset by an 8.3% decrease in the average selling price per new vehicle sold. On a same store basis, new vehicles revenue increased 2.1% to $1.4 billion resulting from an 11.7% increase in new vehicles unit sales, partially offset by an 8.6% decrease in the average selling price per new vehicle sold, which was impacted by the mix shift toward more inexpensive entry level travel trailers.

New vehicles gross profit decreased primarily due to the 92 basis point decrease in new vehicles gross margins, partially offset by the 11.4% increase in new vehicles unit sales. The new vehicles gross margin decrease was primarily driven by an 8.3% decrease in the average selling price per new vehicle sold, partially offset by a 7.3% reduction in the average cost per new vehicle sold.

Used vehicles

Used vehicles revenue increased primarily due to a 24.4% increase in used vehicles unit sales, partially offset by a 2.3% decrease in the average selling price per used vehicle sold. On a same store basis, used vehicles revenue increased 20.2% to $918.1 million from an increase in used vehicles unit sales of 23.8% partially offset by a 3.0% decrease in average sales price per used vehicle sold.

Used vehicles gross profit increased primarily due to the 128 basis point increase in used vehicles gross margin and the 24.4% increase in used vehicles unit sales. The used vehicles gross margin increase was primarily due to a 3.9% decrease in the average cost per unit sold, partially offset by the 2.3% decrease in average price per used vehicle sold.

Products, service and other

Products, service and other revenue decreased primarily due to a reduction in sales activity resulting from a reallocation of service labor in 2025 toward used inventory reconditioning and the divestiture of our RV furniture business in May 2024, which contributed $9.3 million of revenue, outside of the RV furniture sold through our store locations, for the six months ended June 30, 2024. On a same store basis, products, service and other revenue decreased 5.2% to $314.2 million.

The increase in products, service and other gross profit and the 483 basis point increase in products, service and other gross margin to 48.1% was driven by improved gross margins on our aftermarket part assortment, higher billing rates for service labor, and the divestiture of the RV furniture business, which had negative gross margins for the six months ended June 30, 2024.

Finance and insurance, net

Finance and insurance revenue and gross profit is recorded net, since the Company is acting as an agent in the transaction, and commission is recognized when a finance and insurance product contract payment has been received or financing has been arranged. Finance and insurance, net revenue increased $35.4 million, which was primarily a result of an increased number of contracts sold resulting from increased vehicles sold. Finance and insurance, net revenue as a percentage of new and used vehicle revenue was 13.8%, an increase from 13.5%. On a same store basis, finance and insurance, net revenue increased 11.8%.

Good Sam Club

Good Sam Club revenue and gross profit decreased primarily from the 11.6% decrease in Good Sam Club members, excluding free basic plan members. The decline in Good Sam Club members was a result of the availability of the free basic plan that was introduced in late 2023, which provides for limited participation in the loyalty point program without access to the remaining member benefits, and price increases introduced by early 2024 that impacted renewal rates.

Operating Expenses and Other

Selling, general and administrative expenses

Selling, general and administrative expenses increased primarily due to a $10.2 million increase in advertising expenses, a $9.9 million increase in commissions costs, a $7.3 million increase in other employee cash compensation costs, and a $5.1 million increase in employee SBC expense.

Long-lived asset impairment

As discussed in Note 4 – Long-Lived Asset Impairment to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q, we recognized $0.6 million of long-lived asset impairments, a decrease of $9.8 million. These long-lived asset impairments related to decreases in market rental rates or market value of real property for closed locations, or based on the Company’s review of location performance in the normal course of business.

Floor plan interest expense

The decrease in floor plan interest expense was primarily due to a 136 basis point decrease in the average floor plan borrowing rate. The average interest rate for the Floor Plan Facility for the six months ended June 30, 2025 and 2024 was 6.40% and 7.76%, respectively.

Other interest expense, net

Other interest expense, net decreased primarily due to the reduced interest rate on our Term Loan Facility, reduced borrowings on the Company’s Real Estate Facilities, and no outstanding balance on the revolving line of credit under the Floor Plan Facility (see Note 7 – Long-Term Debt and Note 3 – Inventories and Floor Plan Payables to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q). The average interest rate for the Term Loan Facility for the six months ended June 30, 2025 and 2024 was 6.92% and 7.96%, respectively. The average interest rate on the M&T Real Estate Facility (as defined in Note 7 – Long Term Debt) for six months ended June 30, 2025 and 2024 was 6.73% and 7.63%, respectively.

Income tax expense

The increase in income tax expense was primarily due to higher income generated from CWGS, LLC for which the Company is subject to U.S. federal and state taxes on its allocable share and return to provision adjustments.

Segment Results

The following table sets forth information comparing select components of Segment Adjusted EBITDA for each of our segments for the periods presented:

	Six Months Ended June 30,
	2025		2024		Favorable/
		Percent of		Percent of	(Unfavorable)
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%
Good Sam Services and Plans:
Revenue:
External revenue	$100,421	99.1%	$98,229	98.8%	$2,192	2.2%
Intersegment revenue(1)	896	0.9%	1,159	1.2%	(263)	(22.7%)
Total revenue before intersegment eliminations	101,317	100.0%	99,388	100.0%	1,929	1.9%

Segment expenses:
Adjusted costs applicable to revenue(2)	39,613	39.1%	32,294	32.5%	(7,319)	(22.7%)
Intersegment costs applicable to revenue(3)	627	0.6%	1,024	1.0%	397	38.8%
Adjusted selling, general and administrative(4)	14,809	14.6%	14,449	14.5%	(360)	(2.5%)
Segment Adjusted EBITDA	$46,268	45.7%	$51,621	51.9%	$(5,353)	(10.4%)

RV and Outdoor Retail:
Revenue:
External revenue	$3,289,051	99.8%	$3,072,293	99.8%	$216,758	7.1%
Intersegment revenue(1)	6,660	0.2%	6,930	0.2%	(270)	(3.9%)
Total revenue before intersegment eliminations	3,295,711	100.0%	3,079,223	100.0%	216,488	7.0%

Segment expenses:
Adjusted costs applicable to revenue(2)	2,327,751	70.6%	2,187,991	71.1%	(139,760)	(6.4%)
Intersegment costs applicable to revenue(3)	6,417	0.2%	5,545	0.2%	(872)	(15.7%)
Adjusted selling, general and administrative(4)	787,245	23.9%	760,360	24.7%	(26,885)	(3.5%)
Floor plan interest expense	39,295	1.2%	55,681	1.8%	16,386	29.4%
Other segment items(5)	(20)	(0.0%)	143	0.0%	163	114.0%
Segment Adjusted EBITDA	$135,023	4.1%	$69,503	2.3%	$65,520	94.3%

(1)	Intersegment revenue consists of segment revenue that are eliminated in our consolidated statements of operations.
(2)	Adjusted costs applicable to revenue excludes SBC expense and intersegment costs applicable to revenue.
(3)	Intersegment costs applicable to revenue consist of segment costs applicable to revenue that are eliminated in our consolidated statements of operations.
(4)	Adjusted selling, general, and administrative expenses excludes SBC expense and intersegment operating expenses.
(5)	Other segment items include (i) intersegment operating expenses, which are eliminated in our consolidated statements of operations, and (ii) other expense, net excluding loss and/or impairment on investments in equity securities.

Good Sam Services and Plans Segment

See the “Revenue and Gross Profit” section above for a discussion of impacts to revenue for Good Sam Services and Plans. Adjusted costs applicable to segment revenues reflected increased roadside assistance claims costs and costs associated with the new tire rescue program. Adjusted selling, general and administrative expense increased primarily from increased employee cash compensation expense, partially offset by reduced advertising expenses. The Good Sam Services and Plans Segment Adjusted EBITDA decrease was driven primarily by the increase to adjusted costs applicable to revenue and adjusted selling, general and administrative expense, partially offset by the increase to external revenue discussed above. Intersegment revenue and intersegment costs applicable to revenue did not have a significant impact on the decrease in Segment Adjusted EBITDA.

RV and Outdoor Retail Segment

See the “Revenue and Gross Profit” section above for a discussion of impacts to revenue for RV and Outdoor Retail and “Floor plan interest expense” section above for a discussion of the decrease in floor plan interest expense. Adjusted costs applicable to segment revenue increased from (i) higher total vehicle costs driven by 16.7% higher total unit sales, partially offset by the reductions in cost per new and used vehicles sold discussed above, and (ii) lower products, service and other costs applicable to revenue primarily from the same drivers of the decrease in revenue discussed above. Adjusted selling, general and administrative expense increased primarily due to approximately $10.7 million of increased advertising expenses, $9.9 million of increased commissions costs, $5.8 million of increased software expense and maintenance, and $4.6 million of increased employee cash compensation expense, partially offset by $3.0 million of reduced business start-up costs and $2.2 million of reduced legal fees. The RV and Outdoor Retail Segment Adjusted EBITDA increased from the increases in revenue and reduction in floor plan interest expense, partially offset by the increase in segment expenses discussed above. Intersegment revenue, intersegment costs applicable to revenue, and intersegment operating expenses did not have a significant impact on the increase in Segment Adjusted EBITDA.

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

EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin

We define “EBITDA” as net income (loss) before other interest expense, net (excluding floor plan interest expense), provision for income tax benefit and depreciation and amortization. We define “Adjusted EBITDA” as EBITDA further adjusted for the impact of certain noncash and other items that we do not consider in our evaluation of ongoing operating performance. These items include, among other things, long-lived asset impairment, lease termination costs, gains and losses on sale or disposal of assets, net, SBC, losses and gains and impairment on investments in equity securities, and other unusual or one-time items. We define “Adjusted EBITDA Margin” as Adjusted EBITDA as a percentage of total revenue. We caution investors that amounts presented in accordance with our definitions of EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin may not be comparable to similar measures disclosed by our competitors, because not all companies and analysts calculate EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin in the same manner. We present EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin because we consider them to be important supplemental measures of our performance and believe they are frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. Management believes that investors’ understanding of our performance is enhanced by including these Non-GAAP Financial Measures as a reasonable basis for comparing our ongoing results of operations.

The following table reconciles Segment Adjusted EBITDA to consolidated Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Good Sam Services and Plans Segment Adjusted EBITDA	$25,158	$28,366	$46,268	$51,621
RV and Outdoor Retail Segment Adjusted EBITDA	122,020	81,144	135,023	69,503
Total Segment Adjusted EBITDA	147,178	109,510	181,291	121,124
Corporate and Other Adjusted EBITDA	(4,957)	(3,929)	(7,924)	(7,304)
Total Adjusted EBITDA	$142,221	$105,581	$173,367	$113,820

The following table reconciles EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin to the most directly comparable GAAP financial performance measures:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
EBITDA and Adjusted EBITDA:
Net income (loss)	$57,523	$23,414	$32,841	$(27,392)
Other interest expense, net	30,836	36,153	61,367	72,247
Depreciation and amortization	23,419	20,032	45,963	39,322
Income tax expense (benefit)	18,321	7,935	14,850	(1,107)
Subtotal EBITDA	130,099	87,534	155,021	83,070
Long-lived asset impairment (a)	—	4,584	620	10,411
Lease termination (b)	(107)	40	(107)	40
Loss (gain) on sale or disposal of assets, net (c)	1,185	7,945	(638)	9,530
SBC (d)	8,444	5,397	15,714	10,594
Loss and/or impairment on investments in equity securities (e)	2,600	81	2,757	175
Adjusted EBITDA	$142,221	$105,581	$173,367	$113,820

	Three Months Ended June 30,		Six Months Ended June 30,
(as percentage of total revenue)	2025	2024	2025	2024
Adjusted EBITDA margin:
Net income (loss) margin	2.9%	1.3%	1.0%	(0.9%)
Other interest expense, net	1.6%	2.0%	1.8%	2.3%
Depreciation and amortization	1.2%	1.1%	1.4%	1.2%
Income tax expense (benefit)	0.9%	0.4%	0.4%	(0.0%)
Subtotal EBITDA margin	6.6%	4.8%	4.6%	2.6%
Long-lived asset impairment (a)	—	0.3%	0.0%	0.3%
Lease termination (b)	(0.0%)	0.0%	(0.0%)	0.0%
Loss (gain) on sale or disposal of assets, net (c)	0.1%	0.4%	(0.0%)	0.3%
SBC (d)	0.4%	0.3%	0.5%	0.3%
Loss and/or impairment on investments in equity securities (e)	0.1%	0.0%	0.1%	0.0%
Adjusted EBITDA margin	7.2%	5.8%	5.1%	3.6%

(a)	Represents long-lived asset impairment charges related to the RV and Outdoor Retail segment. See Note 4 – Long-Lived Asset Impairment to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional information.
(b)	Represents the (gain) loss on termination of operating leases resulting from lease termination fees and the derecognition of the operating lease assets and liabilities.
(c)	Represents an adjustment to eliminate the gains and losses on disposals and sales of various assets.
(d)	Represents noncash SBC expense relating to employees, directors, and consultants of the Company.
(e)	Represents losses and gains and impairment on investments in equity securities and interest income relating to any notes receivables with those investments.

Adjusted Net Income (Loss) Attributable to Camping World Holdings, Inc. and Adjusted Earnings (Loss) Per Share

We define “Adjusted Net Income (Loss) Attributable to Camping World Holdings, Inc. – Basic” as net income (loss) attributable to Camping World Holdings, Inc. adjusted for the impact of certain noncash and other items that we do not consider in our evaluation of ongoing operating performance. These items include, among other things, long-lived asset impairment, lease termination costs, gains and losses on sale or disposal of assets, net, SBC, loss and impairment on investments in equity securities, other unusual or one-time items, the income tax benefit effect of these adjustments, and the effect of net income (loss) attributable to non-controlling interests from these adjustments.

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

The following table reconciles Adjusted Net Income (Loss) Attributable to Camping World Holdings, Inc. – Basic, Adjusted Net Income (Loss) Attributable to Camping World Holdings, Inc. – Diluted, Adjusted Earnings (Loss) Per Share – Basic, and Adjusted Earnings (Loss) Per Share – Diluted to the most directly comparable GAAP financial performance measure:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands except per share amounts)	2025	2024	2025	2024
Numerator:
Net income (loss) attributable to Camping World Holdings, Inc.	$30,216	$9,771	$17,936	$(12,536)
Adjustments related to basic calculation:
Long-lived asset impairment (a):
Gross adjustment	—	4,584	620	10,411
Income tax expense for above adjustment (b)	—	(607)	(95)	(1,378)
Lease termination (c):
Gross adjustment	(107)	40	(107)	40
Income tax benefit (expense) for above adjustment (b)	16	(5)	16	(5)
Loss (gain) on sale or disposal of assets (d):
Gross adjustment	1,185	7,945	(638)	9,530
Income tax (expense) benefit for above adjustment (b)	(180)	(1,052)	98	(1,262)
SBC (e):
Gross adjustment	8,444	5,397	15,714	10,594
Income tax expense for above adjustment (b)	(1,290)	(722)	(2,404)	(1,417)
Loss and/or impairment on investments in equity securities (f):
Gross adjustment	2,600	81	2,757	175
Income tax expense for above adjustment (b)	(397)	(11)	(421)	(23)
Adjustment to net income (loss) attributable to non-controlling interests resulting from the above adjustments (g)	(4,719)	(8,481)	(7,139)	(14,452)
Adjusted net income (loss) attributable to Camping World Holdings, Inc. – basic	35,768	16,940	26,337	(323)
Adjustments related to diluted calculation:
Reallocation of net income (loss) attributable to non-controlling interests from the dilutive effect of stock options and restricted stock units (h)	43	39	—	(38)
Income tax on reallocation of net income (loss) attributable to non-controlling interests from the dilutive effect of stock options and restricted stock units (i)	(11)	(9)	—	10
Reallocation of net income (loss) attributable to non-controlling interests from the dilutive redemption of common units in CWGS, LLC (h)	—	—	22,043	—
Income tax on reallocation of net income (loss) attributable to non-controlling interests from the dilutive redemption of common units in CWGS, LLC (i)	—	—	(5,637)	—
Adjusted net income (loss) attributable to Camping World Holdings, Inc. – diluted	$35,800	$16,970	$42,743	$(351)
Denominator:
Weighted-average Class A common shares outstanding – basic	62,610	45,093	62,571	45,070
Adjustments related to diluted calculation:
Dilutive redemption of common units in CWGS, LLC for shares of Class A common stock (j)	—	—	39,895	—
Dilutive options to purchase Class A common stock (j)	—	—	—	14
Dilutive restricted stock units (j)	137	151	195	207
Adjusted weighted average Class A common shares outstanding – diluted	62,747	45,244	102,661	45,291

Adjusted earnings (loss) per share - basic	$0.57	$0.38	$0.42	$(0.01)
Adjusted earnings (loss) per share - diluted	$0.57	$0.38	$0.42	$(0.01)

Anti-dilutive amounts (k):
Numerator:
Reallocation of net income (loss) attributable to non-controlling interests from the anti-dilutive redemption of common units in CWGS, LLC (h)	$31,983	$22,085	$—	$(366)
Income tax on reallocation of net income (loss) attributable to non-controlling interests from the anti-dilutive redemption of common units in CWGS, LLC (i)	$(8,236)	$(5,126)	$—	$592
Denominator:
Anti-dilutive redemption of common units in CWGS, LLC for shares of Class A common stock (j)	39,895	40,045	—	40,045

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands except per share amounts)	2025	2024	2025	2024
Reconciliation of per share amounts:
Earnings (loss) per share of Class A common stock — basic	$0.48	$0.22	$0.29	$(0.28)
Non-GAAP Adjustments (l)	0.09	0.16	0.13	0.27
Adjusted earnings (loss) per share - basic	$0.57	$0.38	$0.42	$(0.01)

Earnings (loss) per share of Class A common stock — diluted	$0.48	$0.22	$0.28	$(0.28)
Non-GAAP Adjustments (l)	0.09	0.16	0.14	0.27
Adjusted earnings (loss) per share - diluted	$0.57	$0.38	$0.42	$(0.01)

(a)	Represents long-lived asset impairment charges related to the RV and Outdoor Retail segment. See Note 4 – Long-Lived Asset Impairment to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional information.
(b)	Represents the current and deferred income tax expense or benefit effect of the above adjustments. This assumption uses a blended statutory tax rate of 25.0% for the adjustments for the 2025 and 2024 periods, which represent the estimated tax rates that would apply had the above adjustments been included in the determination of our non-GAAP metric.
(c)	Represents the (gain) loss on termination of operating leases resulting from lease termination fees and the derecognition of the operating lease assets and liabilities.
(d)	Represents an adjustment to eliminate the gains and losses on disposals and sales of various assets.
(e)	Represents noncash SBC expense relating to employees, directors, and consultants of the Company.
(f)	Represents losses and/or impairment on investments in equity securities and interest income relating to any notes receivables with those investments.
(g)	Represents the adjustment to net income (loss) attributable to non-controlling interests resulting from the above adjustments that impact the net income (loss) of CWGS, LLC. This adjustment uses the non-controlling interest’s weighted average ownership of CWGS, LLC of 38.9% and 47.0% for the three months ended June 30, 2025 and 2024, respectively, and 38.9% and 47.0% for the six months ended June 30, 2025 and 2024, respectively.
(h)	Represents the reallocation of net income (loss) attributable to non-controlling interests from the impact of the assumed change in ownership of CWGS, LLC from stock options, restricted stock units, and/or common units of CWGS, LLC.
(i)	Represents the income tax expense effect of the above adjustment for reallocation of net income (loss) attributable to non-controlling interests. This assumption uses a blended statutory tax rate of 25.0% for the adjustments for the 2025 and 2024 periods.
(j)	Represents the impact to the denominator for stock options, restricted stock units, and/or common units of CWGS, LLC.
(k)	The below amounts have not been considered in our adjusted earnings (loss) per share – diluted amounts as the effect of these items are anti-dilutive. Additionally, 750,000 performance stock units granted in January 2025 were excluded from the calculation of our adjusted earnings (loss) per share– diluted, since they represent contingently issuable shares for which all of the necessary conditions had not been satisfied (see Note 16 — Stock-Based Compensation Plans to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q).
(l)	Represents the per share impact of the Non-GAAP adjustments to net income (loss) detailed above (see (a) through (g) above).

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

The following table reconciles SG&A Excluding SBC to the most directly comparable GAAP financial performance measure:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
SG&A Excluding SBC:
SG&A	$437,489	$419,676	$824,934	$791,149
SBC - SG&A	(8,344)	(5,308)	(15,489)	(10,413)
SG&A Excluding SBC:	$429,145	$414,368	$809,445	$780,736
As a percentage of gross profit	72.5%	75.7%	79.2%	82.2%

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

Stock Repurchase Program

During the three months ended June 30, 2025, we did not repurchase Class A common stock under our stock repurchase program, which expires on December 31, 2025. As of June 30, 2025, $120.2 million was available under the stock repurchase program to repurchase additional shares of our Class A common stock.

Dividends

Since December 2016, we have paid our quarterly cash dividend to holders of Class A common stock. Since September 2023, the quarterly cash dividend has been $0.125 per share of Class A common stock, and we paid $7.8 million, in the aggregate, for dividends for the second quarter of 2025. This dividend was funded entirely from the Excess Tax Distribution (as defined under “Dividend Policy” included in Part II, Item 5 of our Annual Report), with no portion funded by other common unit cash distributions from CWGS, LLC. Since CWGS, LLC has not funded these recent quarterly cash dividends with dividend distributions outside of required tax distributions, we believe that this will help us utilize our capital to pay down debt, engage in other deleveraging activities, and continue to execute our expansion plans through accretive RV dealership acquisitions.

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

Acquisitions and Capital Expenditures

During the six months ended June 30, 2025, the RV and Outdoor Retail segment purchased real property for an aggregate purchase price of $72.4 million.

Over the next twelve months, our expansion of existing and new dealerships through construction and acquisition is expected to cost between $60.0 million and $77.0 million from a combination of business acquisitions and capital expenditures relating to land, buildings, and improvements. These cost estimates exclude amounts for acquired inventories, which are primarily financed through our Floor Plan Facility. Additionally, the cost estimates do not consider potential funding received through sale leaseback transactions or other means for real estate and construction activities. We will update our cost estimates in future periodic reports, if necessary, as there are further developments. Factors that could impact the quantity of future locations or the cost to acquire or open those locations include, but are not limited to, our ability to locate potential acquisition targets or greenfield locations in a geographic area and at a cost that meets our success criteria; continued strong cash flow generation to fund these acquisitions and new locations; and availability of financing.

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

As of June 30, 2025, December 31, 2024, and June 30, 2024, we had working capital of $524.9 million, $590.3 million, and $379.1 million, respectively, including $118.1 million, $208.4 million, and $23.7 million, respectively, of cash and cash equivalents. Within current liabilities, which are deducted from current assets to calculate our working capital, we had deferred revenues of $94.0 million, $92.1 million, and $99.0 million as of June 30, 2025, December 31, 2024, and June 30, 2024, respectively. Deferred revenues primarily consists of cash collected for club memberships and roadside assistance contracts in advance of services to be provided, which is deferred and recognized as revenue over the life of the membership, deferred revenues for the annual campground guide, and our Good Sam Club loyalty points liability. We use net proceeds from this deferred membership revenue to lower our long-term borrowings and finance our working capital needs. Our Floor Plan Facility includes a flooring line aggregate interest reduction (“FLAIR”) offset account that allows us to transfer cash as an offset to the payables under the Floor Plan Facility. The FLAIR offset account was less than $0.1 million at June 30, 2025. Cash may be transferred from the FLAIR offset account to cash and cash equivalents at our discretion.

Seasonality

We have experienced, and expect to continue to experience, variability in revenue, net income, and cash flows as a result of annual seasonality in our business (see Note 1 — Summary of Significant Accounting Policies — Seasonality to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q).

Cash Flow

The following table shows summary cash flow information for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
(In thousands)	2025	2024
Net cash (used in) provided by operating activities	$(44,595)	$84,341
Net cash used in investing activities	(180,078)	(54,931)
Net cash provided by (used in) financing activities	134,335	(45,314)
Net decrease in cash and cash equivalents	$(90,338)	$(15,904)

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

Net cash used in operating activities was $44.6 million in the six months ended June 30, 2025, a decrease of $128.9 million from $84.3 million of net cash provided by operating activities in the six months ended June 30, 2024. The decrease was primarily due to a $210.7 million decrease in the working capital adjustment for inventory, an $18.1 million decrease in the working capital adjustment for receivables and contracts in transit, a $10.2 million increase in gain on sale or disposal of assets, a $9.8 million decrease in long-lived asset impairment, a $5.3 million decrease in the working capital adjustment for deferred revenue, and a $3.5 million decrease in deferred income taxes, partially offset by a $60.2 million increase in net income, a $35.8 million increase in working capital adjustment for accounts payable and other accrued expenses, an $18.7 million increase in working capital adjustment for prepaid expenses and other assets, a $12.9 million increase in working capital adjustment related to the Tax Receivable Agreement, a $6.6 million increase in depreciation and amortization and a $5.1 million increase in SBC.

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

Resources — Summary of Credit Facilities, Other Long-Term Debt, and Finance Lease Arrangements in Part I, Item 2 of this Form 10-Q).

The table below summarizes our capital expenditures for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
(In thousands)	2025	2024
IT hardware and software	$10,305	$9,064
Greenfield and acquired dealership locations	8,277	18,389
Existing store locations	30,891	17,246
Corporate and other	223	3,854
Total capital expenditures	$49,696	$48,553

Our capital expenditures consist primarily of investing in acquired and greenfield retail and RV dealership locations, existing retail locations, information technology, hardware, and software. The expected minimum capital expenditures relating to new dealerships and real estate purchases through June 30, 2026 are discussed above. As of June 30, 2025, we had entered into contracts for construction of new dealership buildings for an aggregate future commitment of capital expenditures of $4.4 million. There were no other material commitments for capital expenditures as of June 30, 2025.

Net cash used in investing activities was $180.1 million for the six months ended June 30, 2025. The $180.1 million of cash used in investing activities was primarily comprised of $81.2 million for the acquisition of RV dealerships, net of cash acquired and the $11.0 million of deposits paid in 2024 for these 2025 acquisitions, $72.4 million for the purchase of real property, and $49.7 million of capital expenditures primarily related to retail locations, partially offset by $10.3 million of proceeds from a business divestiture and $9.8 million of proceeds from the sale of real property.

Net cash used in investing activities was $54.9 million for the six months ended June 30, 2024. The $54.9 million of cash used in investing activities was comprised of $62.3 million for the acquisition of RV dealerships and a tire delivery service business, net of cash acquired, and $48.6 million of capital expenditures primarily related to retail locations, partially offset by $31.2 million of proceeds from the sale of real property, $20.0 million in proceeds from the divestiture of a business, $3.6 million of proceeds from the sale of property and equipment.

Financing activities. Our financing activities primarily consist of proceeds from the issuance of debt, the repayment of principal, cash dividends to holders of Class A common stock, and cash distributions to holders of CWGS, LLC common units.

Our net cash provided by financing activities was $134.3 million for the six months ended June 30, 2025. The $134.3 million of cash provided by financing activities was primarily due to $168.1 million of net proceeds on borrowings under the Floor Plan Facility, partially offset by $15.7 million of dividends paid on Class A common stock, $12.5 million of payments on long-term debt, and $3.6 million for finance lease payments.

Our net cash used in financing activities was $45.3 million for the six months ended June 30, 2024. The $45.3 million of cash used in financing activities was primarily due to $57.4 million of payments on long-term debt, $32.0 million of payments on the revolving line of credit, $19.2 million of net payments on borrowings under the Floor Plan Facility, $18.8 million of member distributions, $11.3 million of dividends paid on Class A common stock, and $3.7 million for finance lease payments, partially offset by $55.6 million of proceeds from long-term debt and $43.0 million from borrowings on revolving line of credit.

Summary of Credit Facilities, Other Long-Term Debt, and Finance Lease Arrangements

As of June 30, 2025, we had outstanding debt in the form of our Senior Secured Credit Facilities, our Floor Plan Facility, our Real Estate Facilities, other long-term debt, and finance lease obligations. We may from time to time seek to refinance, retire or exchange our outstanding debt. Such refinancings, repayments or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

The following table shows a summary of the outstanding balances, current portion, and remaining available borrowings under our credit facilities, other long-term debt and finance lease arrangements (see definitions and further details in Note 3 – Inventories and Floor Plan Payables, Note 7 – Long-Term Debt, and Note 8 – Lease Obligations to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q) at June 30, 2025:

			Current	Remaining
(In thousands)	Outstanding		Portion	Available
Floor Plan Facility:
Notes payable - floor plan	$1,280,102		$1,280,102	$760,104	(1)
Revolving line of credit	—		—	70,000	(2)
Senior Secured Credit Facilities:
Term Loan Facility	1,330,401		14,015	—
Revolving Credit Facility	—		—	22,750	(3)
Other:
Real Estate Facilities	168,332	(4)	8,663	57,390	(4)
Other long-term debt	7,760		345	—
Finance lease obligations	148,112		19,514	—
	$2,934,707		$1,322,639	$910,244

(1)	The unencumbered borrowing capacity for the Floor Plan Facility represents the additional borrowing capacity less any accounts payable for sold inventory and less any purchase commitments. Additional borrowings are subject to the vehicle collateral requirements under the Floor Plan Facility. The Floor Plan Facility also includes an accordion feature allowing us, at our option, to request to increase the aggregate amount of the floor plan notes payable in $50.0 million increments up to a maximum amount of $300.0 million. The Floor Plan Lenders are not under any obligation to provide commitments in respect of any future increase under the accordion feature. In February 2025, FreedomRoads, LLC entered into an amendment to the Floor Plan Facility, which (a) increased the commitment for floor plan borrowings by $300.0 million to $2.15 billion, (b) increased the commitment for the letter of credit facility by $15.0 million to $45.0 million, and (c) extended the maturity date from September 30, 2026 to the earlier of, if applicable, (i) February 18, 2030 or (ii) March 5, 2028, if the Company’s Term Loan Facility (as defined and discussed in Note 7 — Long-Term Debt) has not been repaid, refinanced, or defeased and the maturity has not been extended by at least 180 days after February 18, 2030.
(2)	The revolving line of credit borrowings are subject to a borrowing base calculation but were not limited as of June 30, 2025.
(3)	The Revolving Credit Facility remaining available balance was reduced by outstanding undrawn letters of credit. The Credit Agreement requires compliance with a Total Net Leverage Ratio covenant when borrowings on the Revolving Credit Facility (excluding certain amounts relating to letters of credit) is over a 35%, or $22.8 million, threshold (Note 7 – Long-Term Debt to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q). The otherwise remaining available borrowings of $60.1 million were reduced by $37.3 million to $22.8 million in light of this financial covenant at June 30, 2025.
(4)	Additional borrowings on the Real Estate Facilities are subject to a debt service coverage ratio covenant and to the property collateral requirements under the Real Estate Facilities. In August 2024, we amended the M&T Real Estate Facility to increase the borrowing capacity by $50.0 million, which was not deducted from our option to request an additional $100.0 million of principal capacity. The lenders under the M&T Real Estate Facility are not under any obligation to provide commitments in respect of any such increase.

As of June 30, 2025 and 2024, the applicable interest rate for the floor plan notes payable under the Floor Plan Facility was 6.49% and 7.87%, respectively. As of June 30, 2025 and 2024, the average interest rate for the Term Loan Facility was 6.94% and 7.96%, respectively. The decrease in interest rates and lower average outstanding principal balances for our floor plan, Real Estate Facilities, and revolving line of credit have resulted in a combined year-over-year decrease of our floor plan interest expense and other interest expense, net of $12.1 million and $27.3 million for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024, respectively.

Sale/Leaseback Arrangements

We have in the past and may in the future enter into sale-leaseback transactions to finance certain property acquisitions and capital expenditures, pursuant to which we sell property and/or leasehold improvements to third parties and agree to lease those assets back for a certain period of time. Such sales generate proceeds which vary from period to period. In the six months ended June 30, 2025 and 2024, we entered into sale-leaseback transactions for one and two properties, respectively, associated with store locations in the RV and Outdoor Retail segment and received consideration of $3.5 million and $23.5 million of cash, respectively. We recorded no gain for the six months ended June 30, 2025 and recorded a gain of $0.1 million for the six months ended June 30, 2024 that was included in loss (gain) on sale or disposal of assets in the condensed consolidated statements of income. We entered into a 19-year lease agreement as the lessee with the buyer of the property in 2025 and 20-year lease agreements as the lessee with each buyer of the properties in 2024.

Deferred Revenue

Deferred revenue consists of our sales for products not yet recognized as revenue at the end of a given period. Our deferred revenue as of June 30, 2025 was $157.4 million.

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

Recent Accounting Pronouncements

See Note 1 – Summary of Significant Accounting Policies to our condensed consolidated financial statements in Item 1, Part I of this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For a discussion of the Company’s quantitative and qualitative disclosures about market risks, see Item 7A. Quantitative and Qualitative Disclosures About Market Risks, in our Annual Report. As of June 30, 2025, there have been no material changes in this information.

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

Evaluation of Disclosure Controls and Procedures

Our management, carried out an evaluation, under the supervision and participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Form 10-Q. Based on our management’s evaluation, our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) concluded that our disclosure controls and procedures were not effective as of June 30, 2025 as a result of the material weakness described in our Annual Report and below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with the preparation of our financial statements for the year ended December 31, 2024, we identified a material weakness in the design and operation of our income tax controls, including over the review of the measurement of the realizable portion of the Company’s outside basis difference deferred tax asset in the operating partnership, CWGS, LLC. This material weakness remains unremediated as of June 30, 2025.

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

Changes in Internal Control over Financial Reporting

We are taking actions to remediate the material weaknesses relating to our internal control over financial reporting, as described above. Except as discussed above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control performed during the fiscal quarter ended June 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.  Legal Proceedings

See Note 10 – Commitments and Contingencies to our condensed consolidated financial statements in Item 1, Part I of this Form 10-Q.

Item 1A. Risk Factors

There have been no material changes to our risk factors as previously disclosed in Item 1A of Part I of our Annual Report.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information related to our repurchases of Class A common stock for the periods indicated:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs(1)
April 1, 2025 to April 30, 2025	—	$—	—	$120,166,000
May 1, 2025 to May 31, 2025	—	—	—	120,166,000
June 1, 2025 to June 30, 2025	—	—	—	120,166,000
Total	—	$—	—	$120,166,000

(1)	On October 30, 2020, our Board of Directors authorized a stock repurchase program for the repurchase of up to $100.0 million of the Company’s Class A common stock, expiring on October 31, 2022. In August 2021 and January 2022, our Board of Directors authorized increases to the stock repurchase program for the repurchase of up to an additional $125.0 million and $152.7 million of the Company’s Class A common stock, respectively. Following these extensions, the stock repurchase program now expires on December 31, 2025. This program does not obligate the Company to acquire any particular amount of Class A common stock and the program may be extended, modified, suspended or discontinued at any time at the board’s discretion.

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

During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.  Exhibits

Exhibits Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Camping World Holdings, Inc.	10-Q	001-37908	3.1	11/10/16

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Camping World Holdings, Inc., dated May 16, 2025	8-K	001-37908	3.1	5/19/25

3.3	Amended and Restated Bylaws of Camping World Holdings, Inc.	10-Q	001-37908	3.2	5/1/25

4.1	Specimen Stock Certificate evidencing the shares of Class A common stock	S-1/A	333-211977	4.1	9/13/16

10.1	Amended and Restated Camping World Holdings, Inc. 2016 Incentive Award Plan	8-K	001-37908	10.1	5/19/25

10.2	Camping World Holdings, Inc. Non-Employee Director Compensation Policy					*

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer					*

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer					*

32.1	Section 1350 Certification of Chief Executive Officer					**

32.2	Section 1350 Certification of Chief Financial Officer					**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					***

101.SCH	Inline XBRL Taxonomy Extension Schema Document					***

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					***

101.DEF	Inline XBRL Extension Definition Linkbase Document					***

101.LAB	Inline XBRL Taxonomy Label Linkbase Document					***

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					***

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					***

*     Filed herewith

**    Furnished herewith

***  Submitted electronically herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Camping World Holdings, Inc.

Date: July 30, 2025	By:	/s/ Thomas E. Kirn
Thomas E. Kirn
Chief Financial Officer

(Principal Financial Officer and Principal Accounting Officer)