Form 10-Q
period 2025-09-30
Camping World Holdings, Inc.
filed 2025-10-30
CIK 1669779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of October 24, 2025, the registrant had 62,819,556 shares of Class A common stock, 39,466,964 shares of Class B common stock and one share of Class C common stock outstanding.

Camping World Holdings, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended September 30, 2025

BASIS OF PRESENTATION

As used in this Quarterly Report on Form 10-Q (this “Form 10-Q”), unless the context otherwise requires, references to:

●	“we,” “us,” “our,” “CWH,” the “Company,” “Camping World” and similar references refer to Camping World Holdings, Inc., and, unless referenced as “CWH” or otherwise stated, all of its subsidiaries, including CWGS Enterprises, LLC, which we refer to as “CWGS, LLC” and, unless otherwise stated, all of its subsidiaries.
●	"Active Customer" refers to a customer who has transacted with us in any of the eight most recently completed fiscal quarters prior to the date of measurement. Unless otherwise indicated, the date of measurement is September 30, 2025, our most recently completed fiscal quarter.
●	“Annual Report” refers to our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission (“SEC”) on February 28, 2025.
●	“Continuing Equity Owners” refers collectively to ML Acquisition, funds controlled by Crestview Partners II GP, L.P. and the Former Profits Unit Holders and each of their permitted transferees that own common units in CWGS, LLC and who may redeem at each of their options their common units for, at our election (determined solely by our independent directors within the meaning of the rules of the New York Stock Exchange who are disinterested), cash or newly-issued shares of our Class A common stock. Direct exchanges of common units in CWGS, LLC by the Continuing Equity Owners with CWH for Class A common stock are included in the reference to “redemptions” in relation to common units in CWGS, LLC.
●	“Former Profits Unit Holders” refers collectively to Brent L. Moody, Andris A. Baltins and K. Dillon Schickli, who are members of our Board of Directors, and certain other current and former non-executive employees, former executive officers, and former directors, in each case, who held common units of CWGS, LLC pursuant to CWGS, LLC’s equity incentive plan that was in existence prior to our IPO and received common units of CWGS, LLC in exchange for their profits units in CWGS, LLC.
●	“ML Acquisition” refers to ML Acquisition Company, LLC, a Delaware limited liability company that is indirectly controlled by our Chairman and Chief Executive Officer, Marcus A. Lemonis.
●	“RV” refers to recreational vehicles.
●	“Tax Receivable Agreement” refers to the tax receivable agreement that the Company entered into with CWGS, LLC, each of the Continuing Equity Owners and Crestview Partners II GP, L.P. in connection with the Company’s IPO.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts contained in this Form 10-Q may be forward-looking statements. Statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, including, among others, statements regarding expected new store location openings and closures, including greenfield locations and acquired locations; sufficiency of our sources of liquidity and capital and potential need for additional financing; our stock repurchase program; future capital expenditures and debt service obligations; refinancing, retirement or exchange of outstanding debt; expectations regarding industry trends and consumer behavior and growth; our product offerings and strategy; inventory management; volatility in sales and potential impact of miscalculating the demand for our products or our product mix; expectations regarding increase of certain expenses in connection with our growth and new or increased tariffs; timing and effectiveness of remediation plans for internal controls; potential future tax benefits; expectations regarding our pending litigation; effects of seasonality on our business; future effects of new federal legislation, and our plans related to dividend payments, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “can,” “continue,” “could,” “designed,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would” or the negative of these terms or other similar expressions. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including, but not limited to, the following:

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

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(In Thousands Except Per Share Amounts)

	September 30,	December 31,	September 30,
	2025	2024	2024
Assets
Current assets:
Cash and cash equivalents	$230,513	$208,422	$28,380
Contracts in transit	110,220	61,222	111,879
Accounts receivable, net	122,357	120,412	118,300
Inventories	2,026,392	1,821,837	1,781,656
Prepaid expenses and other assets	57,644	58,045	57,158
Assets held for sale	38,431	1,350	10,353
Total current assets	2,585,557	2,271,288	2,107,726

Property and equipment, net	895,270	846,760	836,824
Operating lease assets	716,467	739,352	755,223
Deferred tax assets, net	1,495	215,140	201,654
Intangible assets, net	16,703	19,469	20,413
Goodwill	748,951	734,023	732,813
Other assets	34,524	37,245	34,339
Total assets	$4,998,967	$4,863,277	$4,688,992
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$224,615	$145,346	$221,292
Accrued liabilities	177,866	118,557	182,926
Deferred revenues	98,293	92,124	100,894
Current portion of operating lease liabilities	65,497	61,993	60,481
Current portion of finance lease liabilities	8,689	7,044	7,077
Current portion of Tax Receivable Agreement liability	1,200	—	—
Current portion of long-term debt	22,749	23,275	23,798
Notes payable – floor plan, net	1,361,019	1,161,713	1,030,187
Other current liabilities	84,896	70,900	83,906
Total current liabilities	2,044,824	1,680,952	1,710,561

Operating lease liabilities, net of current portion	732,884	764,113	779,873
Finance lease liabilities, net of current portion	128,315	131,004	132,784
Tax Receivable Agreement liability, net of current portion	—	150,372	149,866
Revolving line of credit	—	—	31,885
Long-term debt, net of current portion	1,459,307	1,493,318	1,506,027
Deferred revenues	61,844	63,642	67,647
Other long-term liabilities	88,819	94,927	93,890
Total liabilities	4,515,993	4,378,328	4,472,533
Commitments and contingencies
Stockholders' equity:
Preferred stock, par value $0.01 per share – 20,000 shares authorized; none issued and outstanding	—	—	—
Class A common stock, par value $0.01 per share – 250,000 shares authorized; 62,819, 62,502 and 49,571 shares issued, respectively, and 62,819, 62,502 and 45,342 shares outstanding, respectively	628	625	496
Class B common stock, par value $0.0001 per share – 75,000 shares authorized; 39,466 shares issued and outstanding	4	4	4
Class C common stock, par value $0.0001 per share – 0.001 share authorized, issued and outstanding	—	—	—
Additional paid-in capital	209,349	193,692	127,602
Treasury stock, at cost; 4,229 shares at September 30, 2024	—	—	(148,170)
Retained earnings	86,235	132,241	171,652
Total stockholders' equity attributable to Camping World Holdings, Inc.	296,216	326,562	151,584
Non-controlling interests	186,758	158,387	64,875
Total stockholders' equity	482,974	484,949	216,459
Total liabilities and stockholders' equity	$4,998,967	$4,863,277	$4,688,992

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(In Thousands Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenue:
Good Sam Services and Plans	$52,508	$50,841	$152,929	$149,070
RV and Outdoor Retail
New vehicles	766,779	824,916	2,303,317	2,328,107
Used vehicles	589,092	447,242	1,583,714	1,265,701
Products, service and other	208,634	224,839	596,516	638,680
Finance and insurance, net	178,297	166,255	528,162	480,725
Good Sam Club	10,808	10,895	30,952	33,227
Subtotal	1,753,610	1,674,147	5,042,661	4,746,440
Total revenue	1,806,118	1,724,988	5,195,590	4,895,510
Costs applicable to revenue (exclusive of depreciation and amortization shown separately below):
Good Sam Services and Plans	22,772	19,700	62,440	52,075
RV and Outdoor Retail
New vehicles	669,415	713,515	1,994,647	1,996,204
Used vehicles	481,217	366,067	1,280,417	1,034,201
Products, service and other	114,427	126,113	315,578	360,721
Good Sam Club	1,254	1,069	3,592	3,729
Subtotal	1,266,313	1,206,764	3,594,234	3,394,855
Total costs applicable to revenue	1,289,085	1,226,464	3,656,674	3,446,930
Operating expenses:
Selling, general, and administrative	411,011	414,209	1,235,945	1,205,358
Depreciation and amortization	25,654	20,583	71,617	59,905
Long-lived asset impairment	617	1,944	1,237	12,355
Lease termination	76	(2,625)	(31)	(2,585)
Loss (gain) on sale or disposal of assets	534	(5)	(104)	9,525
Total operating expenses	437,892	434,106	1,308,664	1,284,558
Income from operations	79,141	64,418	230,252	164,022
Other income (expense):
Floor plan interest expense	(18,061)	(22,372)	(57,356)	(78,053)
Other interest expense, net	(30,982)	(35,877)	(92,349)	(108,124)
Tax Receivable Agreement liability adjustment	149,172	—	149,172	—
Other expense, net	(1,162)	(162)	(3,920)	(337)
Total other income (expense)	98,967	(58,411)	(4,453)	(186,514)
Income (loss) before income taxes	178,108	6,007	225,799	(22,492)
Income tax (expense) benefit	(207,459)	2,049	(222,309)	3,156
Net (loss) income	(29,351)	8,056	3,490	(19,336)
Less: net (loss) income attributable to non-controlling interests	(11,087)	(2,555)	(25,992)	12,301
Net (loss) income attributable to Camping World Holdings, Inc.	$(40,438)	$5,501	$(22,502)	$(7,035)

(Loss) earnings per share of Class A common stock:
Basic	$(0.64)	$0.12	$(0.36)	$(0.16)
Diluted	$(0.64)	$0.09	$(0.36)	$(0.18)
Weighted average shares of Class A common stock outstanding:
Basic	62,735	45,232	62,627	45,124
Diluted	62,735	85,618	62,627	85,169

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Stockholders' Equity

(In Thousands)

							Additional				Non-
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Paid-In	Treasury Stock		Retained	Controlling
	Shares	Amounts	Shares	Amounts	Shares	Amounts	Capital	Shares	Amounts	Earnings	Interest	Total
Balance at January 1, 2025	62,502	$625	39,466	$4	—	$—	$193,692	—	$—	$132,241	$158,387	$484,949
Stock-based compensation	—	—	—	—	—	—	4,438	—	—	—	2,832	7,270
Vesting of restricted stock units	109	1	—	—	—	—	446	—	—	—	(447)	—
Repurchases of Class A common stock for withholding taxes on vested RSUs	(41)	—	—	—	—	—	(871)	—	—	—	—	(871)
Distributions to holders of LLC common units	—	—	—	—	—	—	—	—	—	—	(34)	(34)
Dividends(1)	—	—	—	—	—	—	—	—	—	(7,821)	—	(7,821)
Non-controlling interest adjustment	—	—	—	—	—	—	25	—	—	—	(25)	—
Net loss	—	—	—	—	—	—	—	—	—	(12,280)	(12,402)	(24,682)
Balance at March 31, 2025	62,570	$626	39,466	$4	—	$—	$197,730	—	$—	$112,140	$148,311	$458,811
Stock-based compensation	—	—	—	—	—	—	5,158	—	—	—	3,286	8,444
Vesting of restricted stock units	98	—	—	—	—	—	226	—	—	—	(226)	—
Repurchases of Class A common stock for withholding taxes on vested RSUs	(19)	—	—	—	—	—	(304)	—	—	—	—	(304)
Distributions to holders of LLC common units	—	—	—	—	—	—	—	—	—	—	(64)	(64)
Dividends(1)	—	—	—	—	—	—	—	—	—	(7,831)	—	(7,831)
Non-controlling interest adjustment	—	—	—	—	—	—	2,573	—	—	—	(2,573)	—
Net income	—	—	—	—	—	—	—	—	—	30,216	27,307	57,523
Balance at June 30, 2025	62,649	$626	39,466	$4	—	$—	$205,383	—	$—	$134,525	$176,041	$516,579
Stock-based compensation	—	—	—	—	—	—	4,738	—	—	—	3,013	7,751
Vesting of restricted stock units	272	3	—	—	—	—	973	—	—	—	(976)	—
Repurchases of Class A common stock for withholding taxes on vested RSUs	(102)	(1)	—	—	—	—	(1,764)	—	—	—	—	(1,765)
Distributions to holders of LLC common units	—	—	—	—	—	—	—	—	—	—	(2,388)	(2,388)
Dividends(1)	—	—	—	—	—	—	—	—	—	(7,852)	—	(7,852)
Non-controlling interest adjustment	—	—	—	—	—	—	19	—	—	—	(19)	—
Net (loss) income	—	—	—	—	—	—	—	—	—	(40,438)	11,087	(29,351)
Balance at September 30, 2025	62,819	$628	39,466	$4	—	$—	$209,349	—	$—	$86,235	$186,758	$482,974

(1)	The Company declared dividends per share of Class A common stock of $0.125 for each of the three months ended March 31, 2025, June 30, 2025 and September 30, 2025.

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Stockholders' Equity

(In Thousands)

							Additional				Non-
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Paid-In	Treasury Stock		Retained	Controlling
	Shares	Amounts	Shares	Amounts	Shares	Amounts	Capital	Shares	Amounts	Earnings	Interest	Total
Balance at January 1, 2024	49,571	$496	39,466	$4	—	$—	$131,665	(4,551)	$(159,440)	$195,627	$89,623	$257,975
Stock-based compensation	—	—	—	—	—	—	2,751	—	—	—	2,446	5,197
Exercise of stock options	—	—	—	—	—	—	(30)	2	81	—	—	51
Non-controlling interest adjustment for capital contribution of proceeds from the exercise of stock options	—	—	—	—	—	—	(22)	—	—	—	22	—
Vesting of restricted stock units	—	—	—	—	—	—	(2,234)	74	2,595	—	(361)	—
Repurchases of Class A common stock for withholding taxes on vested RSUs	—	—	—	—	—	—	209	(24)	(867)	—	—	(658)
Distributions to holders of LLC common units	—	—	—	—	—	—	—	—	—	—	(9,947)	(9,947)
Dividends(1)	—	—	—	—	—	—	—	—	—	(5,634)	—	(5,634)
Non-controlling interest adjustment	—	—	—	—	—	—	(126)	—	—	—	126	—
Net loss	—	—	—	—	—	—	—	—	—	(22,307)	(28,499)	(50,806)
Balance at March 31, 2024	49,571	$496	39,466	$4	—	$—	$132,213	(4,499)	$(157,631)	$167,686	$53,410	$196,178
Stock-based compensation	—	—	—	—	—	—	2,858	—	—	—	2,539	5,397
Vesting of restricted stock units	—	—	—	—	—	—	(1,599)	48	1,671	—	(72)	—
Repurchases of Class A common stock for withholding taxes on vested RSUs	—	—	—	—	—	—	60	(5)	(156)	—	—	(96)
Distributions to holders of LLC common units	—	—	—	—	—	—	—	—	—	—	(8,848)	(8,848)
Dividends(1)	—	—	—	—	—	—	—	—	—	(5,640)	—	(5,640)
Non-controlling interest adjustment	—	—	—	—	—	—	(71)	—	—	—	71	—
Net income	—	—	—	—	—	—	—	—	—	9,771	13,643	23,414
Balance at June 30, 2024	49,571	$496	39,466	$4	—	$—	$133,461	(4,456)	$(156,116)	$171,817	$60,743	$210,405
Stock-based compensation	—	—	—	—	—	—	2,956	—	—	—	2,617	5,573
Exercise of stock options	—	—	—	—	—	—	(315)	23	813	—	—	498
Non-controlling interest adjustment for capital contribution of proceeds from the exercise of stock options	—	—	—	—	—	—	(217)	—	—	—	217	—
Vesting of restricted stock units	—	—	—	—	—	—	(9,783)	315	11,033	—	(1,250)	—
Repurchases of Class A common stock for withholding taxes on vested RSUs	—	—	—	—	—	—	1,544	(111)	(3,900)	—	—	(2,356)
Distributions to holders of LLC common units	—	—	—	—	—	—	—	—	—	—	(51)	(51)
Dividends(1)	—	—	—	—	—	—	—	—	—	(5,666)	—	(5,666)
Non-controlling interest adjustment	—	—	—	—	—	—	(44)	—	—	—	44	—
Net income	—	—	—	—	—	—	—	—	—	5,501	2,555	8,056
Balance at September 30, 2024	49,571	$496	39,466	$4	—	$—	$127,602	(4,229)	$(148,170)	$171,652	$64,875	$216,459

(1)	The Company declared dividends per share of Class A common stock of $0.125 for each of the three months ended March 31, 2024, June 30, 2024 and September 30, 2024.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(In Thousands)

	Nine Months Ended September 30,
	2025	2024
Operating activities
Net income (loss)	$3,490	$(19,336)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	71,617	59,905
Stock-based compensation	23,464	16,167
Gain on lease termination	(154)	(2,585)
Long-lived asset impairment	1,237	12,355
(Gain) loss on sale or disposal of assets	(104)	9,525
Provision for losses on accounts receivable	1,796	412
Noncash lease expense	44,566	42,475
Accretion of original debt issuance discount	1,934	1,790
Noncash interest	3,208	2,339
Deferred income taxes	213,645	(560)
Tax Receivable Agreement liability adjustment	(149,172)	—
Change in assets and liabilities, net of acquisitions:
Receivables and contracts in transit	(57,016)	(38,543)
Inventories	(136,973)	270,061
Prepaid expenses and other assets	(1,013)	(8,683)
Accounts payable and other accrued expenses	119,078	113,413
Payment pursuant to Tax Receivable Agreement	—	(12,943)
Deferred revenues	4,371	9,394
Operating lease liabilities	(47,409)	(48,428)
Other, net	(1,329)	1,783
Net cash provided by operating activities	95,236	408,541

Investing activities
Purchases of property and equipment	(84,130)	(68,194)
Proceeds from sale or disposal of property and equipment	3,650	3,820
Purchases of real property	(122,842)	(1,243)
Proceeds from the sale or disposal of real property	53,769	48,434
Purchases of businesses, net of cash acquired	(81,203)	(62,323)
Proceeds from divestiture of business	11,027	19,957
Purchases of other investments	(6,668)	—
Proceeds from other investments	326	—
Purchases of intangible assets	—	(142)
Proceeds from sale of intangible assets	—	2,595
Net cash used in investing activities	$(226,071)	$(57,096)

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(In Thousands)

	Nine Months Ended September 30,
	2025	2024
Financing activities
Proceeds from long-term debt	$—	$55,624
Payments on long-term debt	(38,223)	(66,763)
Net proceeds (payments) on notes payable – floor plan, net	226,342	(317,519)
Borrowings on revolving line of credit	—	43,000
Payments on revolving line of credit	—	(32,000)
Payments on finance leases	(5,540)	(5,684)
Payments on sale-leaseback arrangement	(151)	(147)
Payment of debt issuance costs	—	(876)
Payments of stock offering costs	(572)	—
Dividends on Class A common stock	(23,504)	(16,940)
Proceeds from exercise of stock options	—	549
RSU shares withheld for tax	(2,940)	(3,110)
Distributions to holders of LLC common units	(2,486)	(18,846)
Net cash provided by (used in) financing activities	152,926	(362,712)

Increase (decrease) in cash and cash equivalents	22,091	(11,267)
Cash and cash equivalents at beginning of the period	208,422	39,647
Cash and cash equivalents at end of the period	$230,513	$28,380

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2025

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

The condensed consolidated financial statements as of and for the three and nine months ended September 30, 2025 and 2024 are unaudited. The condensed consolidated balance sheet as of December 31, 2024 has been derived from the audited financial statements at that date but does not include all of the disclosures required by GAAP. These interim condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 28, 2025 (“Annual Report”). Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.

CWH has sole voting power in and control of the management of CWGS, LLC. As of September 30, 2025, December 31, 2024, and September 30, 2024, CWH owned 61.2%, 61.0%, and 53.1%, respectively, of CWGS, LLC. Accordingly, the Company consolidates the financial results of CWGS, LLC and reports a non-controlling interest in its condensed consolidated financial statements.

The Company does not have any material components of other comprehensive income recorded within its condensed consolidated financial statements, and, therefore, does not separately present a statement of comprehensive income in its condensed consolidated financial statements.

Revisions to Prior Period Condensed Consolidated Financial Statements

Subsequent to the issuance of the Company's condensed consolidated financial statements for the three and nine months ended September 30, 2024, the Company's management identified prior period misstatements related to the measurement of the realizable portion of the Company’s outside basis difference deferred tax asset in CWGS, LLC, including the associated valuation allowance. As a result, deferred tax assets, net, additional paid-in capital, and income tax benefit (expense) as of and for the years ended December 31, 2023 and 2022 were revised in the Company’s Annual Report. The misstatements impacted the beginning balances of deferred taxes, net, additional paid-in capital, and retained earnings, which have been revised from the amounts previously reported as of September 30, 2024. The Company evaluated the materiality of these errors, both qualitatively and quantitatively, and determined the effect of these revisions was not material to the previously issued financial statements.

The following table presents the effect of the immaterial misstatements on the Company’s condensed consolidated balance sheet for the period indicated:

	As of September 30, 2024
($ in thousands)	As Previously Reported	Adjustment	As Revised
Deferred tax assets, net	$157,886	$43,768	$201,654
Total assets	4,645,224	43,768	4,688,992
Additional paid-in capital	94,217	33,385	127,602
Retained earnings	161,269	10,383	171,652
Total stockholders' equity attributable to Camping World Holdings, Inc.	107,816	43,768	151,584
Total stockholders' equity	172,691	43,768	216,459
Total liabilities and stockholders' equity	4,645,224	43,768	4,688,992

The following table presents the effect of the immaterial misstatements on the condensed consolidated statements of stockholders’ equity for the periods indicated:

	Additional Paid-In Capital			Retained Earnings			Total Stockholders' Equity
($ in thousands)	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Balance at January 1, 2024	$98,280	$33,385	$131,665	$185,244	$10,383	$195,627	$214,207	$43,768	$257,975
Stock-based compensation	2,751	—	2,751	—	—	—	5,197	—	5,197
Exercise of stock options	(30)	—	(30)	—	—	—	51	—	51
Non-controlling interest adjustment for capital contribution of proceeds from the exercise of stock options	(22)	—	(22)	—	—	—	—	—	—
Vesting of restricted stock units	(2,234)	—	(2,234)	—	—	—	—	—	—
Repurchases of Class A common stock for withholding taxes on vested RSUs	209	—	209	—	—	—	(658)	—	(658)
Distributions to holders of LLC common units	—	—	—	—	—	—	(9,947)	—	(9,947)
Dividends(1)	—	—	—	(5,634)	—	(5,634)	(5,634)	—	(5,634)
Non-controlling interest adjustment	(126)	—	(126)	—	—	—	—	—	—
Net income	—	—	—	(22,307)	—	(22,307)	(50,806)	—	(50,806)
Balance at March 31, 2024	$98,828	$33,385	$132,213	$157,303	$10,383	$167,686	$152,410	$43,768	$196,178
Stock-based compensation	2,858	—	2,858	—	—	—	5,397	—	5,397
Vesting of restricted stock units	(1,599)	—	(1,599)	—	—	—	—	—	—
Repurchases of Class A common stock for withholding taxes on vested RSUs	60	—	60	—	—	—	(96)	—	(96)
Distributions to holders of LLC common units	—	—	—	—	—	—	(8,848)	—	(8,848)
Dividends(1)	—	—	—	(5,640)	—	(5,640)	(5,640)	—	(5,640)
Non-controlling interest adjustment	(71)	—	(71)	—	—	—	—	—	—
Net income	—	—	—	9,771	—	9,771	23,414	—	23,414
Balance at June 30, 2024	$100,076	$33,385	$133,461	$161,434	$10,383	$171,817	$166,637	$43,768	$210,405
Stock-based compensation	2,956	—	2,956	—	—	—	5,573	—	5,573
Exercise of stock options	(315)	—	(315)	—	—	—	498	—	498
Non-controlling interest adjustment for capital contribution of proceeds from the exercise of stock options	(217)	—	(217)	—	—	—	—	—	—
Vesting of restricted stock units	(9,783)	—	(9,783)	—	—	—	—	—	—
Repurchases of Class A common stock for withholding taxes on vested RSUs	1,544	—	1,544	—	—	—	(2,356)	—	(2,356)
Distributions to holders of LLC common units	—	—	—	—	—	—	(51)	—	(51)
Dividends(1)	—	—	—	(5,666)	—	(5,666)	(5,666)	—	(5,666)
Non-controlling interest adjustment	(44)	—	(44)	—	—	—	—	—	—
Net income	—	—	—	5,501	—	5,501	8,056	—	8,056
Balance at September 30, 2024	$94,217	$33,385	$127,602	$161,269	$10,383	$171,652	$172,691	$43,768	$216,459

(1)	The Company declared dividends per share of Class A common stock of $0.125 for each of the three months ended March 31, 2024, June 30, 2024 and September 30, 2024.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments―Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This ASU provides a practical expedient for all entities and a related accounting policy election for entities other than public business entities for the calculation of current expected credit losses on current accounts receivable and current contract assets. The practical expedient allows all entities to assume that conditions at the balance sheet date will remain unchanged for an asset’s remaining life when estimating credit losses on current accounts receivable and current contract assets arising from transactions under ASC 606. The standard is effective for fiscal years beginning after December 15, 2025 and interim periods within those annual reporting periods, with early adoption permitted. The adoption of this ASU will result in a disclosure of the election of the practical expedient and does not otherwise have a material impact on the Company’s condensed consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, Intangibles―Goodwill and Other―Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This ASU removes all references to software development stages throughout Subtopic 350-40. Instead, an entity is required to start capitalizing software costs when both of the following occur: (1) management has authorized and committed to funding the software project, and (2) it is probable that the project will be completed and the software will be used to perform the function intended (referred to as the “probable-to-complete recognition threshold”). In evaluating the probable-to-complete threshold, an entity is required to consider whether there is significant uncertainty associated with the development activities of the software, as described by the standard. This ASU specifies that the disclosures in Subtopic 360-10, Property, Plant, and Equipment—Overall, are required for all capitalized internal-use software costs, regardless of how those costs are presented in the financial statements. The standard is effective for fiscal years beginning after December 15, 2027 and interim periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact that the adoption of the provisions of the ASU will have on its condensed consolidated financial statements.

2. Revenue

Contract Assets

As of September 30, 2025, December 31, 2024, and September 30, 2024 contract assets of $11.1 million, $10.0 million and $13.4 million, respectively, relating to RV service revenues, were included in accounts receivable in the accompanying condensed consolidated balance sheets.

Deferred Revenues

The Company records deferred revenues when cash payments are received or due in advance of the Company’s performance, net of estimated refunds that are presented separately as a component of accrued liabilities. For the nine months ended September 30, 2025, the Company estimates approximately $75.4 million of revenues recognized were included in the deferred revenue balance at the beginning of the period. These estimates consider factors including, but not limited to, average service term, cash received for the period, cancellations, contract extensions, and upgrades.

As of September 30, 2025, the Company had unsatisfied performance obligations primarily relating to plans for its roadside assistance, Good Sam Club memberships, Good Sam Club loyalty program, Coast to Coast memberships, the annual campground guide, and magazine publication revenue streams. The total unsatisfied performance obligations for these revenue streams as of September 30, 2025 and the periods during which the Company expects to recognize the amounts as revenue are presented as follows (in thousands):

As of
September 30, 2025
2025	$35,021
2026	73,093
2027	26,657
2028	13,129
2029	7,235
Thereafter	5,002
Total	$160,137

3. Inventories and Floor Plan Payables

Inventories consisted of the following (in thousands):

	September 30,	December 31,	September 30,
	2025	2024	2024
Good Sam services and plans	$278	$263	$256
New RVs	1,258,539	1,241,533	1,189,880
Used RVs	595,055	413,546	420,727
Products, parts, accessories and other	172,520	166,495	170,793
	$2,026,392	$1,821,837	$1,781,656

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

As of September 30, 2025, December 31, 2024, and September 30, 2024, the applicable interest rate for the floor plan notes payable under the Floor Plan Facility was 6.29%, 6.72%, and 7.47%, respectively.

The outstanding balance of the revolving line of credit under the Floor Plan Facility was paid off in November 2024 and there was no balance outstanding as of September 30, 2025 and December 31, 2024. As of September 30, 2024, the applicable interest rate for revolving line of credit borrowings under the Floor Plan Facility was 7.57%. Additionally, under the Floor Plan Facility, the revolving line of credit borrowings are subject to a borrowing base calculation, which did not limit the borrowing capacity as of September 30, 2025, December 31, 2024, and September 30, 2024.

Management has determined that the credit agreement governing the Floor Plan Facility includes subjective acceleration clauses, which could impact debt classification. Management believes that no events have occurred as of September 30, 2025 that would trigger a subjective acceleration clause. Additionally, the credit agreement governing the Floor Plan Facility contains certain financial covenants. FreedomRoads, LLC was in compliance with all financial debt covenants as of September 30, 2025, December 31, 2024, and September 30, 2024.

The following table details the outstanding amounts and available borrowings under the Floor Plan Facility as of September 30, 2025 and December 31, 2024, and September 30, 2024 (in thousands):

	September 30,	December 31,	September 30,
	2025	2024	2024
Floor Plan Facility
Notes payable - floor plan:
Total commitment	$2,150,000	$1,850,000	$1,850,000
Less: borrowings, net of FLAIR offset account	(1,361,019)	(1,161,713)	(1,030,187)
Less: FLAIR offset account(1)	(277)	(79,472)	(151,539)
Additional borrowing capacity	788,704	608,815	668,274
Less: short-term payable for sold inventory(2)	(60,188)	(33,152)	(65,015)
Less: purchase commitments(3)	(43,471)	(9,340)	(30,432)
Unencumbered borrowing capacity	$685,045	$566,323	$572,827

Revolving line of credit:	$70,000	$70,000	$70,000
Less: borrowings	—	—	(31,885)
Additional borrowing capacity	$70,000	$70,000	$38,115

Letters of credit:
Total commitment	$45,000	$30,000	$30,000
Less: outstanding letters of credit	(14,300)	(14,300)	(12,300)
Additional letters of credit capacity	$30,700	$15,700	$17,700

(1)	Flooring line aggregate interest reduction (“FLAIR”) offset account that allows the Company to transfer cash to the Floor Plan Lenders as an offset to the payables under the Floor Plan Facility. The FLAIR offset account does not reduce the outstanding amount of loans under the Floor Plan Facility for purposes of determining the unencumbered borrowing capacity under the Floor Plan Facility.
(2)	The short-term payable represents the amount due for sold inventory. A payment for any floor plan units sold is due within three to ten business days of sale. Due to the short-term nature of these payables, the Company reclassifies the amounts from notes payable‒floor plan, net to accounts payable in the condensed consolidated balance sheets. Changes in the vehicle floor plan payable are reported as cash flows from financing activities in the condensed consolidated statements of cash flows.
(3)	Purchase commitments represent vehicles approved for floor plan financing where the inventory has not yet been received by the Company from the supplier and no floor plan borrowing is outstanding.

4. Long-Lived Asset Impairment

During the three and nine months ended September 30, 2025 and September 30, 2024, the Company had indicators of impairment of the long-lived assets for certain locations. Such indicators primarily included decreases in market rental rates or decreases in the market value of real property for closed locations, and the Company’s review of location performance in the normal course of business. As a result of updating certain assumptions in the long-lived asset impairment analysis for these locations, the Company determined that the fair value of certain long-lived assets was below their carrying value and were impaired.

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

The following table details long-lived asset impairment charges by type of long-lived asset, all of which relate to the RV and Outdoor Retail segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Long-lived asset impairment charges by type of long-lived asset:
Leasehold improvements	$—	$214	$190	$3,694
Operating lease right of use assets	617	547	617	4,874
Building and improvements	—	1,183	430	3,787
Total long-lived asset impairment charges	$617	$1,944	$1,237	$12,355

5. Assets Held for Sale and Business Divestitures

As of September 30, 2025, December 31, 2024, and September 30, 2024, six, two, and five RV and Outdoor Retail segment properties, respectively, met the criteria to be classified as held for sale.

The following table presents the components of assets held for sale as of September 30, 2025, December 31, 2024, and September 30, 2024 (in thousands):

	September 30,	December 31,	September 30,
	2025	2024	2024
Assets held for sale:
Property and equipment, net	$38,431	$1,350	$10,353
	$38,431	$1,350	$10,353

Additionally, on May 3, 2024, the Company closed on the sale of certain assets of the RV and Outdoor Retail segment’s RV furniture business (“CWDS”) and, in connection with the sale, entered into a supply agreement (“Supplier Agreement”) with the buyer and the sublease of certain properties and equipment to the buyer. The approximately $30.4 million fair value of consideration received from the divestiture were comprised of approximately $20.0 million of cash consideration, $9.5 million of an intangible asset for the Supplier Agreement, and $0.9 million of cash consideration as a holdback. During the nine months ended September 30, 2025, $0.7 million of the holdback was paid to the Company and the remainder of the holdback was offset against warranty costs incurred by the buyer that were indemnified by the Company. The divested net assets of CWDS were comprised primarily of approximately $28.8 million of products, parts, accessories and other inventories, $0.9 million of net intangible assets, $1.2 million of accounts payable assumed and $8.9 million of goodwill allocated from the RV and Outdoor Retail segment based on the relative fair value of CWDS. This divestiture transaction resulted in a loss of $7.1 million and is included in loss (gain) on sale or disposal of assets in the condensed consolidated statements of operations for the nine months ended September 30, 2024. The Company believes that it gained operational efficiencies by exiting the manufacture of RV furniture and focusing its resources on the sourcing and sale of its RV and aftermarket accessory products. The fair value of the Supplier Agreement intangible asset was estimated as the present value of the estimated benefits that a market participant would receive under the Supplier Agreement, such as favorable pricing and rebates, over the term of the agreement, which is categorized as a Level 3 measurement, as defined in Note 9 – Fair Value Measurements. This Supplier Agreement intangible asset is expected to be amortized over the term of the agreement of approximately 10 years.

Additionally, on June 30, 2025, the Company closed on the sale of certain assets of one RV dealership. The approximately $10.3 million fair value of consideration received from the divestiture was comprised of $4.4 million of cash consideration and $5.9 million paid directly to the Floor Plan Lenders for new vehicles included in the Company’s floor plan. Included in the $4.4 million of cash consideration was $1.0 million for a deposit related to a future purchase of real estate. The divested net assets were comprised primarily of approximately $6.1 million of inventories, net; $0.1 million of property and equipment, net; and $3.4 million of goodwill allocated from the RV and Outdoor Retail segment based on the relative fair value of the dealership. This divestiture transaction resulted in a loss of $0.3 million and is included in loss (gain) on sale or disposal of assets in the condensed consolidated statements of operations for the nine months ended September 30, 2025. In addition to receiving a return for the assets, the sale allowed the Company to avoid significant brand-specific capital improvements which would have been required to support the dealership on an on-going basis.

6. Goodwill and Intangible Assets

Goodwill

The following table presents a summary of changes in the Company’s goodwill by segment for the nine months ended September 30, 2025 and 2024 and three months ended December 31, 2024 (in thousands):

	Good Sam
	Services and	RV and
	Plans	Outdoor Retail	Consolidated
Balance at December 31, 2023 (excluding impairment charges)	$71,118	$881,941	$953,059
Accumulated impairment charges	(46,884)	(194,953)	(241,837)
Balance at December 31, 2023	24,234	686,988	711,222
Acquisitions	1,561	28,929	30,490
Divestiture (1)	—	(8,899)	(8,899)
Balance at September 30, 2024	25,795	707,018	732,813
Acquisitions	—	1,210	1,210
Balance at December 31, 2024	25,795	708,228	734,023
Acquisitions	—	18,341	18,341
Divestiture (2)	—	(3,413)	(3,413)
Balance at September 30, 2025	$25,795	$723,156	$748,951

(1)	In May 2024, the Company closed on the sale of CWDS.
(2)	In June 2025, the Company closed on the sale of a dealership.

Intangible Assets

Finite-lived intangible assets and related accumulated amortization consisted of the following as of September 30, 2025, December 31, 2024 and September 30, 2024 (in thousands):

	September 30, 2025
	Carrying	Accumulated
	Value	Amortization	Net
Good Sam Services and Plans:
Membership, customer lists and other	$9,194	$(9,133)	$61
Trademarks and trade names	2,132	(486)	1,646
Websites and developed technology	3,650	(2,031)	1,619
RV and Outdoor Retail:
Customer lists, domain names and other	4,154	(3,052)	1,102
Supplier lists and agreements	9,500	(1,262)	8,238
Trademarks and trade names	26,526	(23,010)	3,516
Websites and developed technology	6,151	(5,630)	521
	$61,307	$(44,604)	$16,703

	December 31, 2024
	Carrying	Accumulated
	Value	Amortization	Net
Good Sam Services and Plans:
Membership, customer lists and other	$9,740	$(9,537)	$203
Trademarks and trade names	2,132	(379)	1,753
Websites and developed technology	3,650	(1,614)	2,036
RV and Outdoor Retail:
Customer lists and domain names	4,154	(2,752)	1,402
Supplier lists and agreements	9,500	(594)	8,906
Trademarks and trade names	26,526	(22,005)	4,521
Websites and developed technology	6,348	(5,700)	648
	$62,050	$(42,581)	$19,469

	September 30, 2024
	Cost or	Accumulated
	Fair Value	Amortization	Net
Good Sam Services and Plans:
Membership, customer lists and other	$9,740	$(9,464)	$276
Trademarks and trade names	2,132	(343)	1,789
Websites and developed technology	3,650	(1,475)	2,175
RV and Outdoor Retail:
Customer lists and domain names and other	4,154	(2,652)	1,502
Supplier lists and agreements	9,500	(371)	9,129
Trademarks and trade names	26,526	(21,670)	4,856
Websites and developed technology	6,345	(5,659)	686
	$62,047	$(41,634)	$20,413

7. Long-Term Debt

Outstanding long-term debt consisted of the following (in thousands):

	September 30,	December 31,	September 30,
	2025	2024	2024
Term Loan Facility (1)	$1,311,362	$1,335,535	$1,338,321
Real Estate Facilities (2)	163,018	173,132	183,497
Other Long-Term Debt	7,676	7,926	8,007
Subtotal	1,482,056	1,516,593	1,529,825
Less: current portion	(22,749)	(23,275)	(23,798)
Total	$1,459,307	$1,493,318	$1,506,027

(1)	Net of $7.7 million, $9.6 million, and $10.2 million of original issue discount as of September 30, 2025, December 31, 2024, and September 30, 2024, respectively, and $2.9 million, $3.8 million, and $3.9 million of finance costs as of September 30, 2025, December 31, 2024, and September 30, 2024, respectively.
(2)	Net of $2.2 million, $3.1 million, and $3.3 million of finance costs as of September 30, 2025, December 31, 2024, and September 30, 2024, respectively.

Senior Secured Credit Facilities

As of September 30, 2025, December 31, 2024, and September 30, 2024, CWGS Group, LLC (the “Borrower”), a wholly-owned subsidiary of CWGS, LLC, was party to a credit agreement (the “Credit Agreement”) for a term loan facility (the “Term Loan Facility”) and a revolving credit facility (the “Revolving Credit Facility” and collectively the “Senior Secured Credit Facilities”).

The following table details the outstanding amounts and available borrowings under the Senior Secured Credit Facilities as of (in thousands):

	September 30,	December 31,	September 30,
	2025	2024	2024
Senior Secured Credit Facilities:
Term Loan Facility:
Principal amount of borrowings	$1,400,000	$1,400,000	$1,400,000
Less: cumulative principal payments	(78,060)	(51,049)	(47,545)
Less: unamortized original issue discount	(7,665)	(9,600)	(10,228)
Less: unamortized finance costs	(2,913)	(3,816)	(3,906)
	1,311,362	1,335,535	1,338,321
Less: current portion	(14,015)	(14,015)	(14,015)
Long-term debt, net of current portion	$1,297,347	$1,321,520	$1,324,306
Revolving Credit Facility:
Total commitment	$65,000	$65,000	$65,000
Less: outstanding letters of credit	(4,902)	(4,902)	(4,902)
Less: total net leverage ratio borrowing limitation	(37,348)	(37,348)	(37,348)
Additional borrowing capacity	$22,750	$22,750	$22,750

As of September 30, 2025, December 31, 2024, and September 30, 2024, the average interest rate on the Term Loan Facility was 6.78%, 6.97%, and 7.47%, respectively, and the effective interest rates were 7.17%, 7.43%, and 7.92%, respectively. In addition to the regularly scheduled quarterly principal payments, the Company made a voluntary principal payment on the Term Loan Facility of $16.5 million in July 2025.

Management has determined that the Senior Secured Credit Facilities include subjective acceleration clauses, which could impact debt classification. Management believes that no events have occurred as of September 30, 2025 that would trigger a subjective acceleration clause.

The Credit Agreement requires the Borrower and its subsidiaries to comply on a quarterly basis with a maximum Total Net Leverage Ratio (as defined in the Credit Agreement), which covenant is in effect only if, as of the end of each calendar quarter, the aggregate amount of borrowings under the revolving credit facility, letters of credit and unreimbursed letter of credit disbursements outstanding at such time is greater than 35% of the total commitment on the Revolving Credit Facility (excluding (i) up to $15.0 million attributable to any outstanding undrawn letters of credit and (ii) any cash collateralized or backstopped letters of credit), as defined in the Credit Agreement. As of September 30, 2025, the Company was not subject to this covenant as borrowings under the Revolving Credit Facility did not exceed the 35% threshold, however the Company’s borrowing capacity was reduced by $37.3 million in light of this covenant. The Company was in compliance with all applicable financial debt covenants as of September 30, 2025, December 31, 2024, and September 30, 2024.

Real Estate Facilities

As of September 30, 2025, December 31, 2024 and September 30, 2024, subsidiaries of FRHP Lincolnshire, LLC (“FRHP”), an indirect wholly-owned subsidiary of CWGS, LLC, were party to a credit agreement with a syndication of banks for a real estate credit facility (as amended from time to time, the “M&T Real Estate Facility”) with aggregate maximum principal capacity of $300.0 million with an option that allows FRHP to request an additional $100.0 million of principal capacity. During the nine months ended September 30, 2025, FRHP had no additional borrowings under the M&T Real Estate facility, and during the nine months ended September 30, 2024, FRHP borrowed an additional $55.6 million. During the nine months ended September 30, 2025, FRHP repaid $2.9 million of the M&T Real Estate Facility to pay off the remaining principal balances relating to one property. During the nine months ended September 30, 2024, FRHP repaid $38.6 million of the M&T Real Estate Facility to pay off the remaining principal balances relating to six properties. As of September 30, 2025, the remaining available borrowing capacity was $57.4 million.

As of September 30, 2025, December 31, 2024, and September 30, 2024, Camping World Property, LLC, successor by conversion to Camping World Property, Inc. (the ‘‘Real Estate Borrower’’), an indirect wholly-owned subsidiary of CWGS, LLC, and CIBC Bank USA, were parties to loan and security agreements for real estate credit facilities (as amended from time to time, the “First CIBC Real Estate Facility” and the “Third CIBC Real Estate Facility” and together with the M&T Real Estate Facility, the “Real Estate Facilities”). In May 2024, the Real Estate Borrower repaid the outstanding balance of the Third CIBC Real Estate Facility of $8.9 million, which related to the facility for the divested operations of CWDS in Elkhart, Indiana, and the Third CIBC Real Estate Facility was terminated. The First CIBC Real Estate Facility matures in October 2028.

The following table shows a summary of the outstanding balances, remaining available borrowings, and weighted average interest rate under the Real Estate Facilities as of September 30, 2025:

	As of September 30, 2025
		Remaining		Wtd. Average
(In thousands)	Outstanding(1)	Available(2)		Interest Rate
Real Estate Facilities
M&T Real Estate Facility	$159,850	$57,390	(3)	6.52%
First CIBC Real Estate Facility	3,168	—		7.26%
	$163,018	$57,390

(1)	Outstanding principal amounts are net of unamortized finance costs.
(2)	Amounts cannot be reborrowed.
(3)	Additional borrowings on the M&T Real Estate Facility are subject to a debt service coverage ratio covenant and to the property collateral requirements under the M&T Real Estate Facility.

Management has determined that the credit agreements governing the Real Estate Facilities include subjective acceleration clauses, which could impact debt classification. Management believes that no events have occurred as of September 30, 2025 that would trigger a subjective acceleration clause. Additionally, the Real Estate Facilities are subject to certain cross default provisions, a debt service coverage ratio, and other customary covenants. The Company was in compliance with all financial debt covenants as of September 30, 2025, December 31, 2024, and September 30, 2024.

Other Long-Term Debt

As of September 30, 2025, the outstanding principal balance of other long-term debt was $7.7 million with a weighted average interest rate of 4.27%.

8. Lease Obligations

The following table presents certain information related to the costs for leases where the Company is the lessee (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease cost	$28,951	$28,999	$87,727	$87,483
Finance lease cost:
Amortization of finance lease assets	2,703	2,788	8,011	8,484
Interest on finance lease liabilities	2,161	2,233	6,583	7,079
Short-term lease cost	225	562	808	1,398
Variable lease cost	6,701	6,422	18,560	19,312
Sublease income	(922)	(893)	(2,650)	(2,464)
Net lease costs	$39,819	$40,111	$119,039	$121,292

As of September 30, 2025, December 31, 2024, and September 30, 2024, finance lease assets of $116.5 million, $120.0 million, and $122.7 million, respectively, were included in property and equipment, net in the accompanying condensed consolidated balance sheets.

The following table presents supplemental cash flow information related to leases (in thousands):

	Nine Months Ended September 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$90,571	$89,213
Operating cash flows for finance leases	6,577	7,079
Financing cash flows for finance leases	5,540	5,684
Lease assets obtained in exchange for lease liabilities:
New, remeasured and terminated operating leases	22,299	62,520
New, remeasured and terminated finance leases	4,507	30,771

During the nine months ended September 30, 2025 and 2024, the Company entered into sale-leaseback transactions for three properties each period associated with store locations in the RV and Outdoor Retail segment and received consideration of $40.2 million and $37.7 million of cash, respectively. The Company recorded a gain of $0.1 million and $0.4 million for the nine months ended September 30, 2025 and September 30, 2024, respectively, that was included in (gain) loss on sale or disposal of assets in the condensed consolidated statements of operations. The Company entered into lease agreements for the properties as the lessee with each of the buyers with lease terms ranging from 17 to 20 years.

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

Recurring Fair Value Measurements

The following table presents the reported carrying values and the fair values by level of the Company’s assets and liabilities measured at fair value on a recurring basis:

	September 30, 2025		December 31, 2024		September 30, 2024
($ in thousands)	Carrying Value	Level 3	Carrying Value	Level 3	Carrying Value	Level 3
Assets:
Derived participation investment (1)	$6,546	$6,546	$156	$156	$3,947	$3,947
Liabilities:
Acquisition-related contingent consideration (2)	368	368	368	368	368	368
(1)	Derived participation investment was included in other assets in the accompanying condensed consolidated balance sheets.
(2)	As of September 30, 2025, the $0.4 million of the acquisition-related contingent consideration was included in accrued liabilities in the accompanying condensed consolidated balance sheets. As of December 31, 2024 and September 30, 2024, the $0.2 million current and $0.2 million non-current portions of acquisition-related contingent consideration were included in accrued liabilities and other long-term liabilities, respectively, in the accompanying condensed consolidated balance sheets.

The following table presents fair value measurements using significant unobservable inputs (Level 3):

	Nine Months Ended September 30, 2025
($ in thousands)	Derived Participation Investment	Acquisition-related contingent consideration
Beginning balance	$156	$368
Purchases	6,717	—
Settlements	(1,124)	—
Gains included in earnings	797	—
Ending balance	$6,546	$368

Derived Participation Investment

The Company has entered into an arrangement with a consumer financing partner to invest in a participation interest in the cash flows of certain financing transactions under the white label financing program with such consumer financing partner (the “Derived Participation Investment”). The fair value of this investment was estimated by discounting the projected cash flows subject to the participation interest. The assumptions in the analysis included loan losses, prepayments, and recoveries derived based on historical observation of such data pertaining to the RV industry, as well as other relevant industries with loan structure similar to that of the RV industry. This is categorized as a Level 3 measurement and there was no significant change in unrealized gains or losses during the nine months ended September 30, 2025.

Contingent Consideration

The Company’s contingent consideration liability was established as part of the consideration for the acquisition of a tire rescue roadside assistance business in June 2024. The fair value of this liability was estimated as the present value of the probability weighted milestone payments at each of the first two anniversaries of the date of the acquisition for a maximum aggregate payment of $0.5 million if all milestones are reached. The assumptions in the analysis included the Company’s assessment of the probability that the milestones will be reached and a discount rate based primarily on the Company’s credit risk and its ability to pay. This is categorized as a Level 3 measurement and there was no significant change in unrealized gains or losses during the nine months ended September 30, 2025.

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

	Fair Value	September 30, 2025		December 31, 2024		September 30, 2024
($ in thousands)	Measurement	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Term Loan Facility	Level 2	$1,311,362	$1,290,544	$1,335,535	$1,320,286	$1,338,321	$1,296,666
Floor Plan Facility Revolving Line of Credit	Level 2	—	—	—	—	31,885	32,791
Real Estate Facilities	Level 2	163,018	167,572	173,132	176,684	183,497	189,002
Other Long-Term Debt	Level 2	7,676	6,677	7,926	6,652	8,007	6,929

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

(vii) false light; (viii) intentional infliction of emotional distress; (ix) negligence; (x) unjust enrichment; and (xi) RICO § 1962. Weissmann seeks costs and damages in an amount to be proven at trial but no less than the amount in the Note (approximately $2.5 million); in connection with his RICO claim, Weissmann asserts he is entitled to damages in the amount of three times the Note. On February 18, 2022, NBCUniversal, CNBC, and Machete filed a motion to compel arbitration (the “NBC Arbitration Motion”). On May 5, 2022, an agreed order was filed staying the litigation in favor of arbitration. On May 31, 2022, FR Holdco filed an arbitration demand against Weissmann for collection on the Note. Weissmann filed his response and counterclaims, and third-party claims against FR Holdco, CW, Marcus A. Lemonis, NBCUniversal, and Machete on July 7, 2022. On or about July 21, 2022, FR Holdco and the other respondents filed their responses and affirmative defenses. On March 11, 2024, FR Holdco’s arbitration demand and the Weissmann arbitration demand were tried before a single arbitrator pursuant to the JAMS streamlined arbitration rules in a confidential arbitration hearing. On May 23, 2024, the arbitrator issued an interim award in favor of FR Holdco in the amount of $4,318,892, plus interest, costs, and attorneys’ fees as set forth in the Tumbleweed bankruptcy plan and to be determined by the arbitrator in subsequent proceedings. On July 31, 2024, the arbitrator heard the parties’ arguments on the amount of attorneys’ fees and costs owed to FR Holdco, after Weissmann conceded in a written briefing the obligation to pay attorneys’ fees and costs to FR Holdco as the prevailing party. On September 12, 2024, the arbitrator issued a final award in favor of FR Holdco in the amount of $4,990,006, in the manner described in the Tumbleweed bankruptcy plan. Weissmann is jointly and severally liable for $4,106,884 of that amount. On September 24, 2024, Weissmann and Tumbleweed filed a Petition to Vacate Arbitration Award in the Superior Court for the State of California, County of Los Angeles. On September 27, 2024, FR Holdco, CW, Marcus A. Lemonis, NBCUniversal, and Machete filed a Petition to Confirm Arbitration Award in the Superior Court for the State of California, County of Los Angeles. On January 16, 2025, Superior Court for the State of California, County of Los Angeles granted the Petition to Confirm Arbitration Award and denied the Petition to Vacate Arbitration Award, concluding the litigation. On July 8, 2025, Superior Court for the State of California, County of Los Angeles entered the Judgment in favor of FR Holdco, CW, Marcus A. Lemonis, NBCUniversal, and Machete. On August 21, 2025, Weissmann and Tumbleweed filed a notice of appeal. There can be no assurances that we will be able to collect amounts owed pursuant to the Arbitration Award.

Tumbleweed Complaint

On November 10, 2021, Tumbleweed Tiny House Company, Inc. (“Tumbleweed”) filed a complaint against FR Holdco, CW, Marcus A. Lemonis, NBCUniversal Media, LLC, and Machete Productions in which Tumbleweed alleges claims in connection with the Note and its appearance on the reality television show The Profit (the “Tumbleweed Complaint”), seeking primarily monetary damages. Tumbleweed alleges the following claims against the defendants, including FR Holdco and CW: (i) fraud; (ii) false promise; (iii) breach of fiduciary duty (and aiding and abetting the same); (iv) breach of contract; (v) breach of oral contract; (vi) tortious interference with prospective economic advantage; (vii) fraud in the inducement; (viii) negligent misrepresentation; (ix) fraudulent concealment; (x) conspiracy; (xi) unlawful business practices; (xii) defamation; and (xiii) declaratory judgment. On April 21, 2022, the Court granted a motion to compel arbitration filed by NBCUniversal and joined by all defendants, including FR Holdco, CW, and Marcus A. Lemonis, compelling Tumbleweed’s claims to arbitration. Tumbleweed served its arbitration demand on FR Holdco, CW, and Marcus A. Lemonis on May 17, 2022. FR Holdco, CW, and Marcus A. Lemonis filed responses and affirmative defenses on May 31, 2022. On July 20, 2022, pursuant to the JAMS streamlined arbitration rules, the Tumbleweed Complaint was consolidated together with the Weissmann Complaint. The parties have exchanged discovery. On March 11, 2024, FR Holdco’s arbitration demand and the Weissman arbitration demand were tried before a single arbitrator pursuant to the JAMS streamlined arbitration rules in a confidential arbitration hearing. On May 23, 2024, the arbitrator issued an interim award in favor of all respondents, including FR Holdco, CW, and Lemonis. On July 31, 2024, the arbitrator heard the parties arguments on the amount of attorneys’ fees and costs owed to FR Holdco, CW, Lemonis, and the other defendants, after Tumbleweed conceded the obligation to pay attorneys’ fees and costs to the prevailing parties. On September 12, 2024, the arbitrator issued a final award in favor of FR Holdco, CW, Lemonis in the amount of $3,793,455 in attorneys’ fees and $626,611 in costs. The arbitrator also awarded $4,990,006 in favor of FR Holdco. On September 24, 2024, Weissmann and Tumbleweed filed a Petition to Vacate Arbitration Award in the Superior Court for the State of California, County of Los Angeles. On September 27, 2024, FR Holdco, CW, Marcus A. Lemonis, NBCUniversal, and Machete filed a Petition to Confirm Arbitration Award in the Superior Court for the State of California, County of Los Angeles. On January 16, 2025, Superior Court for the State of California, County of Los Angeles granted the Petition to Confirm Arbitration Award and denied the Petition to Vacate Arbitration

Award, concluding the litigation. On July 8, 2025, Superior Court for the State of California, County of Los Angeles entered the Judgment in favor of FR Holdco, CW, Marcus A. Lemonis, NBCUniversal, and Machete. On August 21, 2025, Weissmann and Tumbleweed filed a notice of appeal. There can be no assurances that we will be able to collect amounts owed pursuant to the Arbitration Award.

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

Financial Assurances

In the normal course of business, the Company obtains standby letters of credit and surety bonds from financial institutions and other third parties. These instruments guarantee the Company’s future performance and provide third parties with financial and performance assurance in the event that the Company does not perform. These instruments support a wide variety of the Company’s business activities. As of September 30, 2025, December 31, 2024, and September 30, 2024, outstanding standby letters of credit issued through our Floor Plan Facility were $14.3 million, $14.3 million, and $12.3 million, respectively (see Note 3 — Inventories and Floor Plan Payables). The outstanding standby letters of credit issued through the Senior Secured Credit Facilities as of September 30, 2025, December 31, 2024, and September 30, 2024 were $4.9 million (see Note 7 — Long-Term Debt). As of September 30, 2025, December 31, 2024, and September 30, 2024, outstanding surety bonds were $24.8 million, $26.6 million, and $25.0 million, respectively. The underlying liabilities to which these instruments relate are reflected on the Company’s condensed consolidated balance sheets, where applicable. Therefore, no additional liability is reflected for the letters of credit and surety bonds themselves.

11. Statement of Cash Flows

Supplemental disclosures of cash flow information for the following periods (in thousands) were as follows:

	Nine Months Ended September 30,
	2025	2024
Cash paid during the period for:
Interest	$146,325	$187,231
Income taxes	1,432	3,546
Noncash investing and financing activities:
Leasehold improvements paid by lessor	437	—
Capital expenditures in accounts payable and accrued liabilities	14,638	6,145
Prior period deposit applied to portion of purchase price of RV dealership acquisition	11,000	8,873
Note receivable forgiven as partial consideration for the purchase of real property	1,128	—
Contingent consideration recognized as partial consideration for purchase of a business	—	368
Fair value of holdback receivable recognized as partial consideration for divestiture of a business	—	933
Supplier agreement intangible asset recognized as partial consideration for divestiture of a business	—	9,500
Cost of treasury stock issued for vested restricted stock units	—	15,299

12. Acquisitions

During the nine months ended September 30, 2025 and 2024, subsidiaries of the Company acquired the assets of multiple RV dealerships that constituted businesses under GAAP. The Company used cash and borrowings under its Floor Plan Facility to complete the acquisitions. The Company considers acquisitions of independent dealerships to be a fast and capital efficient alternative to opening new store locations to expand its business and grow its customer base. The acquired businesses were recorded at their estimated fair values under the acquisition method of accounting. The balance of the purchase prices in excess of the fair values of net assets acquired were recorded as goodwill.

During the nine months ended September 30, 2025, the RV and Outdoor Retail segment acquired the assets of various RV dealerships comprised of eight locations for an aggregate purchase price of approximately $92.2 million. As a component of the aggregate purchase price to acquire certain of these locations, $10.0 million was paid as a deposit in November 2024, which would convert into shares of Lazydays Holdings, Inc. (“Lazydays”) common stock if the Company completed the acquisition of all seven RV dealerships originally contemplated under the November 2024 agreement with Lazydays. However, the Company acquired only five of the seven Lazydays RV dealerships, so the deposit did not convert to shares of Lazydays common stock. Instead, the deposit was considered a component of the purchase price of those acquisitions. Additionally, a $1.0 million deposit was made in December 2024 for non-Lazydays RV dealership acquisitions that were completed during the nine months ended September 30, 2025. Separate from these acquisitions, during the nine months ended September 30, 2025, the Company purchased real property for an aggregate purchase price of $123.9 million, inclusive of a $1.1 million note receivable that was forgiven as partial consideration for one of the properties.

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

The estimated fair values of the assets acquired and liabilities assumed for the acquisitions discussed above consist of the following, net of insignificant measurement period adjustments relating to acquisitions from the respective previous year:

	Nine Months Ended September 30,
($ in thousands)	2025	2024
Tangible assets (liabilities) acquired (assumed):
Accounts receivable, net	$—	$4
Inventories, net	73,002	37,642
Prepaid expenses and other assets	58	—
Property and equipment, net	1,414	296
Operating lease assets	9,366	15,328
Accounts payable	—	(5)
Accrued liabilities	(140)	(35)
Current portion of operating lease liabilities	(1,055)	(1,112)
Other current liabilities	(471)	(23)
Operating lease liabilities, net of current portion	(8,312)	(14,216)
Total tangible net assets acquired	73,862	37,879
Intangible assets acquired:
Supplier and customer relationships	—	2,595
Websites and developed technology	—	600
Total intangible assets acquired	—	3,195
Goodwill	18,341	30,490
Purchase price of acquisitions	92,203	71,564
Application of deposit paid in prior period	(11,000)	(8,873)
Contingent consideration	—	(368)
Cash paid for acquisitions, net of cash acquired	81,203	62,323
Inventory purchases financed via floor plan	(71,181)	(49,162)
Cash payment net of floor plan financing	$10,022	$13,161

The fair values above for the nine months ended September 30, 2025 are preliminary as they are subject to measurement period adjustments for up to one year from the date of acquisition as new information is obtained about facts and circumstances that existed as of the acquisition date relating to the valuation of the acquired assets, primarily the acquired inventories. For the nine months ended September 30, 2024, the fair values include a measurement period adjustment to record $2.6 million of other intangible assets from a RV dealership acquisition that occurred during the year ended December 31, 2023. These intangible assets had an estimated useful life of 15 years; however, these intangible assets were sold for $2.6 million during 2024. Acquired developed technology asset of $0.6 million has a remaining useful life of approximately four years.

The primary items that generated the goodwill are the value of the expected synergies between the acquired businesses and the Company and the acquired assembled workforce, neither of which qualify for recognition as a separately identified intangible asset. For the nine months ended September 30, 2025 and 2024, acquired goodwill of $18.3 million and $30.5 million, respectively, was expected to be deductible for tax purposes.

Included in the condensed consolidated financial statements for the nine months ended September 30, 2025 were revenue of $150.4 million and pre-tax income of $5.2 million from the acquired dealerships from the applicable acquisition dates in 2025. Included in the condensed consolidated financial statements for the nine months ended September 30, 2024 were revenue of $69.0 million and pre-tax income of $1.1 million from the acquired dealerships from the applicable acquisition dates in 2024. Included in the condensed consolidated financial statements for the nine months ended September 30, 2024 were insignificant amounts of revenue and pre-tax income from the acquired tire rescue roadside assistance business from the applicable acquisition date in 2024. Pro forma information on these acquisitions has not been included, because the Company has deemed them to not be individually or cumulatively material.

13. Income Taxes

CWH is organized as a Subchapter C corporation and, as of September 30, 2025, was a 61.2% owner of CWGS, LLC (see Note 15 — Non-Controlling Interests). CWGS, LLC is organized as a limited liability company and treated as a partnership for U.S. federal and most applicable state and local income tax purposes and as such, is generally not subject to any U.S. federal entity-level income taxes. However, certain active CWGS, LLC subsidiaries, including CWFR Capital, LLC; Americas Road and Travel Club, Inc.; and FreedomRoads RV, Inc. and their wholly-owned subsidiaries, are subject to entity-level taxes as they are, or subject to income taxes as, Subchapter C corporations (“C-Corp”).

Effective Income Tax Rate

For the nine months ended September 30, 2025 and 2024, the Company's effective income tax rate was 98.5% and 14.0%, respectively. The increase in the tax rate for the nine months ended September 30, 2025, mainly reflects the establishment of a full valuation allowance on the net deferred tax assets of the public holding company, CWH. The deferred tax assets of C-Corp subsidiaries were not impacted by the establishment of this valuation allowance. The Company records a valuation allowance when it concludes that it is not more likely than not that a portion of deferred tax assets will not be realized based upon the evaluation of all available positive and negative evidence.

During the three months ended September 30, 2025, management evaluated both positive and negative evidence and concluded that a full valuation allowance was necessary to be recorded against CWH net deferred tax assets due to its expected cumulative historical operating results for income tax purposes over the past several years in each of the tax jurisdictions where it operates. Accordingly, the Company recorded a $175.4 million valuation allowance on its CWH net deferred tax assets during the nine months ended September 30, 2025. This valuation allowance will be maintained until sufficient positive evidence exists to justify its reversal. In addition, because of the full valuation allowance recorded against CWH’s investment in CWGS, LLC net deferred tax asset and certain other tax attribute carryforward deferred tax assets, full payment of the entire amount calculated related to the Tax Receivable Agreement (as defined below) liability was considered not probable. As a result, management reversed $149.2 million of the Tax Receivable Agreement liability and reduced the related deferred tax asset by $37.3 million, which were recorded to Tax Receivable Agreement liability adjustment and income tax (expense) benefit, respectively, in the condensed consolidated statements of operations for the three and nine months ended September 30, 2025.

The Company determines its quarterly income tax provision using an estimated annual effective tax rate that considers expected annual income, statutory tax rates, and available tax planning opportunities across the jurisdictions where it operates. Current income taxes are recorded based on statutory obligations for the current period for certain C-Corp taxable entities within the Company. Accordingly, income tax provisions for these jurisdictions were recorded for the three and nine months ended September 30, 2025.

On July 4, 2025, the U.S. federal legislation commonly referred to as the One Big Beautiful Bill Act (“OBBBA”) was enacted into law, introducing significant changes to the U.S. tax code. The Company determined that the provisions of the OBBBA are not expected to have a material impact on its effective income tax rate or income tax accounts.

Tax Receivable Agreement

The Company is party to a tax receivable agreement (the “Tax Receivable Agreement”) that provides for the payment by the Company to the Continuing Equity Owners and Crestview Partners II GP, L.P. of 85% of the amount of tax benefits, if any, the Company actually realizes, or in some circumstances is deemed to realize, as a result of (i) increases in the tax basis from the purchase of common units from Crestview Partners II GP, L.P in exchange for Class A common stock in connection with the consummation of the IPO and the related transactions and any future redemptions that are funded by the Company and any further redemptions of common units by Continuing Equity Owners and (ii) certain other tax benefits attributable to payments made under the Tax Receivable Agreement. The above payments are predicated on CWGS, LLC making an election under Section 754 of the Internal Revenue Code effective for each tax year in which a redemption of common units for cash or stock occurs. These tax benefit payments are not conditioned upon one or more of the

Continuing Equity Owners or Crestview Partners II GP, L.P. maintaining a continued ownership interest in CWGS, LLC. In general, the Continuing Equity Owners’ or Crestview Partners II GP, L.P.’s rights under the Tax Receivable Agreement are assignable, including to transferees of its common units in CWGS, LLC (other than the Company as transferee pursuant to a redemption of common units in CWGS, LLC). The Company has determined it is more likely than not it will not benefit from the entirety of the remaining 15% of the tax benefits, and has remeasured the liability under the Tax Receivable Agreement. The Company has recorded a $149.2 million gain on the reduction in the associated liability, as described above. As of September 30, 2025, the remaining Tax Receivable Agreement liability after this adjustment was $1.2 million.

If utilization of the deferred tax assets subject to the Tax Receivable Agreement becomes more likely than not in the future, the Company expects to record additional liability related to the Tax Receivable Agreement which will be recognized as an expense and recorded to Tax Receivable Agreement liability adjustment in the condensed consolidated statements of operations.

During the nine months ended September 30, 2025 and 2024, there were no redemptions of common units by Continuing Equity Owners.

14. Related Party Transactions

Transactions with Directors, Equity Holders and Executive Officers

From January 2012 until its expiration in March 2024, FreedomRoads, LLC was the lessee of what is now its previous corporate headquarters in Lincolnshire, Illinois (as amended from time to time, the “Lincolnshire Lease”). For the nine months ended September 30, 2024, rental payments for the Lincolnshire Lease, including common area maintenance charges, were $0.2 million, which were included in SG&A expenses in the condensed consolidated statements of operations. The Company’s Chairman and Chief Executive Officer had personally guaranteed the Lincolnshire Lease.

15. Non-Controlling Interests

The following table summarizes the CWGS, LLC common unit ownership by CWH and the Continuing Equity Owners:

	As of September 30, 2025		As of December 31, 2024		As of September 30, 2024
	Common Units	Ownership %	Common Units	Ownership %	Common Units	Ownership %
CWH	62,818,624	61.2%	62,502,096	61.0%	45,341,818	53.1%
Continuing Equity Owners	39,895,393	38.8%	39,895,393	39.0%	40,044,536	46.9%
Total	102,714,017	100.0%	102,397,489	100.0%	85,386,354	100.0%

The following table summarizes the effects of changes in ownership in CWGS, LLC on the Company’s equity:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Net (loss) income attributable to Camping World Holdings, Inc.	$(40,438)	$5,501	$(22,502)	$(7,035)
Transfers to non-controlling interests:
Decrease in additional paid-in capital as a result of the purchase of common units from CWGS, LLC with proceeds from the exercise of stock options	—	(217)	—	(239)
Increase (decrease) in additional paid-in capital as a result of the vesting of restricted stock units	973	(9,783)	1,645	(13,616)
(Decrease) increase in additional paid-in capital as a result of repurchases of Class A common stock for withholding taxes on vested RSUs	(1,764)	1,544	(2,939)	1,813
Change from net (loss) income attributable to Camping World Holdings, Inc. and transfers to non-controlling interests	$(41,229)	$(2,955)	$(23,796)	$(19,077)

16. Stock-Based Compensation Plans

The following table summarizes the stock-based compensation (“SBC”) that has been included in the following line items within the condensed consolidated statements of operations during:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Stock-based compensation expense:
Costs applicable to revenue	$118	$95	$343	$276
Selling, general, and administrative	7,632	5,478	23,121	15,891
Total stock-based compensation expense	$7,750	$5,573	$23,464	$16,167

The following table summarizes stock option, restricted stock unit (“RSU”) and performance stock unit (“PSU”) activities for the nine months ended September 30, 2025:

	Stock	Restricted	Performance
(in thousands)	Options	Stock Units	Stock Units
Outstanding at December 31, 2024	155	1,652	—
Granted	—	1,189	750
Vested	—	(479)	—
Forfeited	(12)	(140)	—
Outstanding at September 30, 2025	143	2,222	750
Exercisable at September 30, 2025	143	n/a	n/a

During nine months ended September 30, 2025, the Company granted a total of 514,770 RSUs to non-executive employees with an aggregate grant date fair value of $10.8 million and weighted-average grant date fair value of $20.93 per RSU, which will be recognized, net of forfeitures, over a vesting period of five years.

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

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted (loss) earnings per share of Class A common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands except per share amounts)	2025	2024	2025	2024
Numerator:
Net (loss) income	$(29,351)	$8,056	$3,490	$(19,336)
Less: net (loss) income attributable to non-controlling interests	(11,087)	(2,555)	(25,992)	12,301
Net (loss) income attributable to Camping World Holdings, Inc. — basic	$(40,438)	$5,501	$(22,502)	$(7,035)
Add: reallocation of net (loss) income attributable to non-controlling interests from the assumed redemption of common units of CWGS, LLC for Class A common stock	—	2,127	—	(8,525)
Net (loss) income attributable to Camping World Holdings, Inc. — diluted	$(40,438)	$7,628	$(22,502)	$(15,560)
Denominator:
Weighted-average shares of Class A common stock outstanding — basic	62,735	45,232	62,627	45,124
Dilutive restricted stock units	—	341	—	—
Dilutive common units of CWGS, LLC that are convertible into Class A common stock	—	40,045	—	40,045
Weighted-average shares of Class A common stock outstanding — diluted	62,735	85,618	62,627	85,169

(Loss) earnings per share of Class A common stock — basic	$(0.64)	$0.12	$(0.36)	$(0.16)
(Loss) earnings per share of Class A common stock — diluted	$(0.64)	$0.09	$(0.36)	$(0.18)

Weighted-average anti-dilutive securities excluded from the computation of diluted (loss) earnings per share of Class A common stock:
Stock options to purchase Class A common stock	144	158	150	182
Restricted stock units	2,359	890	2,423	2,031
Common units of CWGS, LLC that are convertible into Class A common stock	39,895	—	39,895	—

Weighted-average contingently issuable shares excluded from the computation of diluted (loss) earnings per share of Class A common stock since all necessary conditions had not been satisfied:
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

Reportable segment revenue; segment adjusted EBITDA; depreciation and amortization; other interest expense, net; total assets; and capital expenditures are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
	Good Sam	RV and	Good Sam	RV and	Good Sam	RV and	Good Sam	RV and
	Services	Outdoor	Services	Outdoor	Services	Outdoor	Services	Outdoor
($ in thousands)	and Plans	Retail	and Plans	Retail	and Plans	Retail	and Plans	Retail
Revenue:
Good Sam Services and Plans	$52,508	$—	$50,841	$—	$152,929	$—	$149,070	$—
New vehicles	—	766,779	—	824,916	—	2,303,317	—	2,328,107
Used vehicles	—	589,092	—	447,242	—	1,583,714	—	1,265,701
Products, service and other	—	208,634	—	224,839	—	596,516	—	638,680
Finance and insurance, net	—	178,297	—	166,255	—	528,162	—	480,725
Good Sam Club	—	10,808	—	10,895	—	30,952	—	33,227
Intersegment revenue(1)	164	3,501	(202)	3,535	1,060	10,161	957	10,465
Total revenue before intersegment eliminations	52,672	1,757,111	50,639	1,677,682	153,989	5,052,822	150,027	4,756,905
Segment expenses:
Adjusted costs applicable to revenue(2)	22,740	1,266,227	19,656	1,206,713	62,353	3,593,978	51,950	3,394,704
Intersegment costs applicable to revenue(3)	78	3,327	(280)	2,796	705	9,744	744	8,341
Adjusted selling, general and administrative(4)	8,263	392,346	7,604	397,649	23,072	1,179,591	22,053	1,158,009
Floor plan interest expense	—	18,061	—	22,372	—	57,356	—	78,053
Other segment items(5)	—	(9)	—	80	—	(29)	—	223
Segment Adjusted EBITDA	$21,591	$77,159	$23,659	$48,072	$67,859	$212,182	$75,280	$117,575

(1)	Intersegment revenue consists of segment revenue that is eliminated in our condensed consolidated statements of operations.
(2)	Adjusted costs applicable to revenue exclude SBC expense and intersegment costs applicable to revenue.
(3)	Intersegment costs applicable to revenue consist of segment costs applicable to revenue that are eliminated in our condensed consolidated statements of operations.
(4)	Adjusted SG&A expenses excludes SBC expense and intersegment operating expenses.
(5)	Other segment items include (i) intersegment operating expenses, which are eliminated in our condensed consolidated statements of operations, and (ii) other expense, net excluding loss and/or impairment on investments in equity securities.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Revenue:
Good Sam Services and Plans Segment	$52,672	$50,639	$153,989	$150,027
RV and Outdoor Retail Segment	1,757,111	1,677,682	5,052,822	4,756,905
Total segment revenue	1,809,783	1,728,321	5,206,811	4,906,932
Intersegment eliminations	(3,665)	(3,333)	(11,221)	(11,422)
Total revenue	1,806,118	1,724,988	5,195,590	4,895,510
Segment Adjusted EBITDA:
Good Sam Services and Plans Segment	21,591	23,659	67,859	75,280
RV and Outdoor Retail Segment	77,159	48,072	212,182	117,575
Total Segment Adjusted EBITDA	98,750	71,731	280,041	192,855
Corporate SG&A excluding SBC(1)	(2,770)	(3,478)	(10,161)	(9,405)
Depreciation and amortization	(25,654)	(20,583)	(71,617)	(59,905)
Long-lived asset impairment	(617)	(1,944)	(1,237)	(12,355)
Lease termination	(76)	2,625	31	2,585
(Loss) gain on sale or disposal of assets	(534)	5	104	(9,525)
Stock-based compensation(2)	(7,750)	(5,573)	(23,464)	(16,167)
Loss and impairment on investments in equity securities(3)	(1,163)	(162)	(3,920)	(337)
Other interest expense, net	(30,982)	(35,877)	(92,349)	(108,124)
Tax Receivable Agreement liability adjustment	149,172	—	149,172	—
Intersegment eliminations(4)	(268)	(737)	(801)	(2,114)
Income (loss) before income taxes	$178,108	$6,007	$225,799	$(22,492)

(1)	Corporate SG&A excluding SBC represents corporate SG&A expenses that are not allocated to the segments and are comprised primarily of the costs associated with being a public company. This amount excludes the SBC relating to the Board of Directors for their service as board members that is not allocated to the segments, since it is presented as part of the SBC reconciling line item in this table.
(2)	This SBC amount includes SBC allocated to the segments and SBC relating to the Board of Directors for their service as board members that is not allocated to the segments (See Note 16 — Stock-Based Compensation Plans).

(3)	Represents loss and/or impairment on investments in equity securities and interest income relating to any notes receivables with those investments. These amounts are included in other expense, net in the condensed consolidated statements of operations.
(4)	Represents the net impact of intersegment eliminations on (loss) income before income taxes.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Depreciation and amortization:
Good Sam Services and Plans	$1,552	$813	$3,578	$2,502
RV and Outdoor Retail	24,102	19,770	68,039	57,403
Total depreciation and amortization	$25,654	$20,583	$71,617	$59,905

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Other interest expense, net:
Good Sam Services and Plans	$(15)	$(21)	$(88)	$(61)
RV and Outdoor Retail	6,381	7,758	19,090	24,114
Subtotal	6,366	7,737	19,002	24,053
Corporate & other	24,616	28,140	73,347	84,071
Total other interest expense, net	$30,982	$35,877	$92,349	$108,124

	September 30,	December 31,	September 30,
($ in thousands)	2025	2024	2024
Assets:
Good Sam Services and Plans	$85,476	$121,876	$87,087
RV and Outdoor Retail	4,902,471	4,509,509	4,366,121
Subtotal	4,987,947	4,631,385	4,453,208
Corporate & other	11,020	231,892	235,784
Total assets	$4,998,967	$4,863,277	$4,688,992

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Capital expenditures:
Good Sam Services and Plans	$2,581	$2,068	$7,699	$5,683
RV and Outdoor Retail	82,309	17,573	199,273	63,754
Total capital expenditures	$84,890	$19,641	$206,972	$69,437

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

Overview

Camping World Holdings, Inc. (together with its subsidiaries) is the world’s largest retailer of RVs and related products and services. Through our Camping World and Good Sam brands, our vision is to build a business that makes RVing and other outdoor adventures fun and easy. We strive to build long-term value for our customers, employees, and stockholders by combining a unique and comprehensive assortment of RV products and services with a national network of RV dealerships, service centers and customer support centers along with the industry’s most extensive online presence and a highly-trained and knowledgeable team of associates serving our customers, the RV lifestyle, and the communities in which we operate. We also believe that our Good Sam organization and family of highly specialized services and plans, including roadside assistance, protection plans and insurance, uniquely enables us to connect with our customers as stewards of an outdoor and recreational lifestyle. On September 30, 2025, we operated a total of 197 locations, with all of them selling and/or servicing RVs. See Note 1 – Summary of Significant Accounting Policies to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

A summary of the changes in quantities and types of retail stores and changes in same stores from September 30, 2024 to September 30, 2025, are in the table below:

	RV	RV Service &		Same
	Dealerships	Retail Centers	Total	Store(1)
Number of store locations as of September 30, 2024	204	3	207	176
Opened	10	—	10	—
Converted	1	(1)	—	(1)
Temporarily closed	(2)	—	(2)	(2)
Closed	(17)	(1)	(18)	(12)
Achieved designation of same store (1)	—	—	—	15
Number of store locations as of September 30, 2025	196	1	197	176

(1)	Our same store revenue and units calculations for a given period include only those stores that were open both at the end of the corresponding period and at the beginning of the preceding fiscal year.

Industry Trends

According to the RV Industry Association’s (“RVIA”) survey of manufacturers, which almost entirely focuses on North America, wholesale shipments of new RVs for 2024 were 333,733 units, 6.6% greater than in 2023. In the Summer 2025 edition of RV RoadSigns, the quarterly forecast prepared by ITR Economics for the RVIA projected RV wholesale shipments to be approximately 337,000 in 2025, or 1.0% higher than 2024. RV wholesale shipments for the first nine months of 2025 were 267,234 units, up 4.2% compared to the same timeframe last year per the September 2025 survey of manufacturers prepared by the RVIA. According to Statistical Surveys, Inc. aggregation of North America RV retail transactions, new RV registrations in the US declined by 0.3% to 319,989 registrations for the twelve-month period ended August 31, 2025 compared to the comparable period ended August 31, 2024. Used RV registrations experienced a 2.9% decline to 722,721 registrations over the same period.

The increased mix of lower cost recent model year vehicles during 2025 compared to 2024, as well as a mix shift toward more inexpensive entry level travel trailers, resulted in lower average selling prices and lower average cost per unit of new vehicles, which partially offset each other to reduce gross margins by less than 100 basis points during the first nine months of 2025. Additionally, residual values of used vehicles declined during 2024 as a result of a decrease in new vehicle costs, which resulted in the first nine months of 2025 having slightly lower average selling prices of used vehicles, slightly lower average cost per unit of used vehicles, and a slight improvement in used vehicle gross margins.

We experienced lower used vehicle inventory levels for much of 2024 as we slowed procurement to allow RV owner pricing expectations to adjust as a result of 2024 model year pricing declines. Beginning in the fourth quarter of 2024 after the release of 2025 model year pricing, we took steps to increase used vehicle revenue and unit sales by increasing the procurement of used vehicles. This resulted in a 25.1% increase in used vehicles revenue and 27.4% increase in used vehicles unit sales in the first nine months of 2025. We expect used vehicle revenue and unit sales to outpace comparative 2024 periods for the remainder of 2025, although to a lesser degree in the fourth quarter compared to the first nine months of 2025.

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

Results of Operations

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

Unless otherwise indicated, all financial comparisons in this section of Results of Operations compare our financial results for the three months ended September 30, 2025 to our financial results from the three months ended September 30, 2024. The following table sets forth information comparing the components of net (loss) income for the three months ended September 30, 2025 and 2024:

	Three Months Ended
	September 30, 2025		September 30, 2024
		Percent of		Percent of	Favorable/ (Unfavorable)
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%
Revenue:
Good Sam Services and Plans	$52,508	2.9%	$50,841	2.9%	$1,667	3.3%
RV and Outdoor Retail
New vehicles	766,779	42.5%	824,916	47.8%	(58,137)	(7.0%)
Used vehicles	589,092	32.6%	447,242	25.9%	141,850	31.7%
Products, service and other	208,634	11.6%	224,839	13.0%	(16,205)	(7.2%)
Finance and insurance, net	178,297	9.9%	166,255	9.6%	12,042	7.2%
Good Sam Club	10,808	0.6%	10,895	0.6%	(87)	(0.8%)
Subtotal	1,753,610	97.1%	1,674,147	97.1%	79,463	4.7%
Total revenue	1,806,118	100.0%	1,724,988	100.0%	81,130	4.7%

Gross profit (exclusive of depreciation and amortization shown separately below):
Good Sam Services and Plans	29,736	1.6%	31,141	1.8%	(1,405)	(4.5%)
RV and Outdoor Retail
New vehicles	97,364	5.4%	111,401	6.5%	(14,037)	(12.6%)
Used vehicles	107,875	6.0%	81,175	4.7%	26,700	32.9%
Products, service and other	94,207	5.2%	98,726	5.7%	(4,519)	(4.6%)
Finance and insurance, net	178,297	9.9%	166,255	9.6%	12,042	7.2%
Good Sam Club	9,554	0.5%	9,826	0.6%	(272)	(2.8%)
Subtotal	487,297	27.0%	467,383	27.1%	19,914	4.3%
Total gross profit	517,033	28.6%	498,524	28.9%	18,509	3.7%

Operating expenses:
Selling, general, and administrative	411,011	22.8%	414,209	24.0%	3,198	0.8%
Depreciation and amortization	25,654	1.4%	20,583	1.2%	(5,071)	(24.6%)
Long-lived asset impairment	617	0.0%	1,944	0.1%	1,327	68.3%
Lease termination	76	0.0%	(2,625)	(0.2%)	(2,701)	102.9%
Loss (gain) on sale or disposal of assets	534	0.0%	(5)	(0.0%)	(539)	n/m
Total operating expenses	437,892	24.2%	434,106	25.2%	(3,786)	(0.9%)
Income from operations	79,141	4.4%	64,418	3.7%	14,723	22.9%
Other income (expense):
Floor plan interest expense	(18,061)	(1.0%)	(22,372)	(1.3%)	4,311	19.3%
Other interest expense, net	(30,982)	(1.7%)	(35,877)	(2.1%)	4,895	13.6%
Tax Receivable Agreement liability adjustment	149,172	8.3%	—	—	149,172	n/m
Other expense, net	(1,162)	(0.1%)	(162)	(0.0%)	(1,000)	n/m
Total other income (expense)	98,967	5.5%	(58,411)	(3.4%)	157,378	269.4%
Income before income taxes	178,108	9.9%	6,007	0.3%	172,101	n/m
Income tax (expense) benefit	(207,459)	(11.5%)	2,049	0.1%	(209,508)	n/m
Net (loss) income	(29,351)	(1.6%)	8,056	0.5%	(37,407)	(464.3%)
Less: net (loss) income attributable to non-controlling interests	(11,087)	(0.6%)	(2,555)	(0.1%)	(8,532)	(333.9%)
Net (loss) income attributable to Camping World Holdings, Inc.	$(40,438)	(2.2%)	$5,501	0.3%	$(45,939)	n/m

Supplemental Data

	Three Months Ended September 30,		Increase		Percent
	2025	2024	(decrease)		Change
Unit sales
New vehicles	20,286	19,943	343		1.7%
Used vehicles	18,694	14,065	4,629		32.9%
Total	38,980	34,008	4,972		14.6%

Average selling price
New vehicles	$37,798	$41,364	$(3,566)		(8.6%)
Used vehicles	31,512	31,798	(286)		(0.9%)

Same store unit sales(1)
New vehicles	18,544	18,027	517		2.9%
Used vehicles	17,294	12,967	4,327		33.4%
Total	35,838	30,994	4,844		15.6%

Same store revenue(1) ($ in 000s)
New vehicles	$699,525	$752,679	$(53,154)		(7.1%)
Used vehicles	543,575	413,166	130,409		31.6%
Products, service and other	169,341	181,383	(12,042)		(6.6%)
Finance and insurance, net	165,026	152,489	12,537		8.2%
Total	$1,577,467	$1,499,717	$77,750		5.2%

Average gross profit per unit
New vehicles	$4,800	$5,586	$(786)		(14.1%)
Used vehicles	5,771	5,771	—		0.0%
Finance and insurance, net per vehicle unit	4,574	4,889	(315)		(6.4%)
Total vehicle front-end yield(2)	9,839	10,551	(712)		(6.7%)

Gross margin
Good Sam Services and Plans	56.6%	61.3%	(462)	bps
New vehicles	12.7%	13.5%	(81)	bps
Used vehicles	18.3%	18.2%	16	bps
Products, service and other	45.2%	43.9%	124	bps
Finance and insurance, net	100.0%	100.0%	unch
Good Sam Club	88.4%	90.2%	(179)	bps
Subtotal RV and Outdoor Retail	27.8%	27.9%	(13)	bps
Total gross margin	28.6%	28.9%	(27)	bps

Retail locations
RV dealerships	196	204	(8)		(3.9%)
RV service & retail centers	1	3	(2)		(66.7%)
Total	197	207	(10)		(4.8%)

RV and Outdoor Retail inventories ($ in 000s)
New vehicles	$1,258,539	$1,189,880	$68,659		5.8%
Used vehicles	595,055	420,727	174,328		41.4%
Products, parts, accessories and misc.	172,520	170,793	1,727		1.0%
Total RV and Outdoor Retail inventories	$2,026,114	$1,781,400	$244,714		13.7%

Vehicle inventory per location ($ in 000s)
New vehicle inventory per dealer location	$6,421	$5,833	$588		10.1%
Used vehicle inventory per dealer location	3,036	2,062	974		47.2%

Vehicle inventory turnover(3)
New vehicle inventory turnover	1.8	1.7	0.1		5.7%
Used vehicle inventory turnover	3.2	3.2	(0.0)		(0.4%)

Other data
Active Customers(4)	4,229,138	4,615,443	(386,305)		(8.4%)
Good Sam Club members (5)	1,608,107	1,804,334	(196,227)		(10.9%)
Service bays (6)	2,811	2,828	(17)		(0.6%)
Finance and insurance gross profit as a % of total vehicle revenue	13.1%	13.1%	8	bps	n/a
Same store locations	176	n/a	n/a		n/a

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

Revenue and Gross Profit

Good Sam Services and Plans

Good Sam Services and Plans revenue increased primarily from increased Good Sam branded extended vehicle warranty program sales through retail finance and insurance offerings and increased marketing fee revenue from our Good Sam branded vehicle insurance programs.

Good Sam Services and Plans gross profit and margin decreased primarily due to incremental roadside assistance claims costs in 2025 and incremental costs associated with our new tire rescue program, partially offset by increased Good Sam branded extended vehicle warranty program sales through retail finance and insurance offerings.

RV and Outdoor Retail

New vehicles

New vehicles revenue decreased primarily due to an 8.6% decrease in the average selling price per new vehicle sold, partially offset by a 1.7% increase in the new vehicles unit sales. On a same store basis, new vehicles revenue decreased 7.1% to $699.5 million resulting from a 9.7% decrease in the average price per vehicle sold which was impacted by the mix shift toward more inexpensive entry level travel trailers, partially offset by a 2.9% increase in new vehicles units sold.

New vehicles gross profit decreased primarily due to an 81 basis point decrease in new vehicles gross margin, which was partially offset by the 1.7% increase in new vehicles unit sales. The new vehicles gross margin decrease was primarily driven by the 8.6% decrease in the average selling price per new vehicle sold, partially offset by a 7.8% reduction in the average cost per new vehicle sold.

Used vehicles

Used vehicles revenue increased primarily due to a 32.9% increase in used vehicles unit sales, partially offset by a 0.9% decrease in the average selling price per used vehicle sold. On a same store basis, used vehicles revenue increased 31.6% to $543.6 million resulting from an increase in used vehicles unit sales of 33.4%, partially offset by a 1.4% decrease in average sales price per used vehicle sold.

Used vehicles gross profit increased primarily due to the 32.9% increase in used vehicles unit sales and the 16 basis point increase in used vehicles gross margin. The slight increase in used vehicles gross margin was primarily due to a 1.1% decrease in the average cost per used vehicle sold, partially offset by a 0.9% decrease in the average price per used vehicle sold.

Products, service and other

Products, service and other revenue decreased primarily due to increased allocation of labor towards used vehicle reconditioning and away from customer pay work as used vehicle sales volumes increased. On a same store basis, products, service and other revenue decreased 6.6% to $169.3 million.

The decrease in products, service and other gross profit was due to increased allocation of labor towards reconditioning. The products, service and other gross margin increased 124 basis points to 45.2% was driven by higher labor billing rates and improved inventory management.

Finance and insurance, net

Finance and insurance revenue and gross profit is recorded net, since the Company is acting as an agent in the transaction, and commission is recognized when a finance and insurance product contract payment has been received or financing has been arranged. The finance and insurance, net revenue increase was primarily a result of an increased number of contracts sold resulting from a 14.6% increase in total vehicle unit sales and incremental revenue from new finance and insurance products, partially offset by the 7.0% decrease in total vehicle average selling price, since certain finance and insurance, net offerings correlate with the selling price of vehicles, and an unfavorable impact of $3.2 million from changes in the estimate of chargebacks based on actuarial analyses. Finance and insurance, net revenue as a percentage of new and used vehicle revenue was 13.1%, unchanged from the prior year. On a same store basis, finance and insurance, net revenue increased 8.2%.

Good Sam Club

Good Sam Club revenue and gross profit had a slight decrease primarily from a 10.9% decrease in Good Sam Club members, excluding free basic plan members, increased club digital marketing expense to attract new members and retain existing members, and increased employee compensation costs. The decline in Good Sam Club members was a result of the availability of the free basic plan that was introduced in late 2023, which provides for limited participation in the loyalty point program without access to the remaining member benefits, and price increases introduced by early 2024 that impacted renewal rates.

Operating Expenses and Other

Selling, general and administrative expenses

Selling, general and administrative expenses decreased primarily due to a $10.8 million decrease in employee cash compensation costs excluding commissions, and a $5.1 million decrease in advertising expenses, partially offset by a $5.3 million increase for outside service provider fees related primarily to legal, audit, and software expenses and maintenance, a $5.2 million increase in commissions costs, and a $2.2 million increase in stock-based compensation expense (“SBC”).

Long-lived asset impairment

As discussed in Note 4 – Long-Lived Asset Impairment to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q, we recognized $0.6 million of long-lived asset impairments, a decrease of $1.3 million. These long-lived asset impairments related to decreases in market rental rates or market value of real property for closed locations, or based on the Company’s review of location performance in the normal course of business.

Floor plan interest expense

The decrease in floor plan interest expense was primarily due to a 134 basis point decrease in the average floor plan borrowing rate. The average interest rate for the Floor Plan Facility for the three months ended September 30, 2025 and 2024 was 6.48% and 7.82%, respectively.

Other interest expense, net

Other interest expense, net decreased primarily due to the reduced interest rate on our Term Loan Facility, reduced borrowings on our Senior Secured Credit Facilities and Real Estate Facilities, and no outstanding balance on the revolving line of credit under the Floor Plan Facility (see Note 7 – Long-Term Debt and Note 3 – Inventories and Floor Plan Payables to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q). The average interest rate for the Term Loan Facility for the three months ended September 30, 2025 and 2024 was 6.99% and 7.92%, respectively. The average interest rate on the M&T Real Estate Facility (as defined in Note 7 – Long Term Debt) for three months ended September 30, 2025 and 2024 was 6.65% and 7.93%, respectively.

Tax Receivable Agreement liability adjustment

The increase in Tax Receivable Agreement liability adjustment was based on the change in the determination of the realizability of future cash tax benefits underlying the estimate of future payments under the Tax Receivable Agreement during the three months ended September 30, 2025, which resulted in a remaining total Tax Receivable Agreement liability of $1.2 million as of September 30, 2025. See Note 13 ― Income Taxes to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further details.

Income tax expense

The increase in income tax expense was primarily due to $175.4 million of income tax expense for establishing a full valuation allowance against the net deferred tax assets of the public holding company, CWH, during the three months ended September 30, 2025 and $37.3 million of income tax expense for the remeasurement of deferred tax assets associated with the reduction of the Tax Receivable Agreement liability, as discussed above. See Note 13 ― Income Taxes to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further details.

Segment Results

The following table sets forth information comparing select components of Segment Adjusted EBITDA for each of our segments for the periods presented:

	Three Months Ended September 30,
	2025		2024		Favorable /
		Percent of		Percent of	(Unfavorable)
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%
Good Sam Services and Plans:
Revenue:
External revenue	$52,508	99.7%	$50,841	100.4%	$1,667	3.3%
Intersegment revenue(1)	164	0.3%	(202)	(0.4%)	366	181.2%
Total revenue before intersegment eliminations	52,672	100.0%	50,639	100.0%	2,033	4.0%

Segment expenses:
Adjusted costs applicable to revenue(2)	22,740	43.2%	19,656	38.8%	(3,084)	(15.7%)
Intersegment costs applicable to revenue(3)	78	0.1%	(280)	(0.6%)	(358)	(127.9%)
Adjusted selling, general and administrative(4)	8,263	15.7%	7,604	15.0%	(659)	(8.7%)
Segment Adjusted EBITDA	$21,591	41.0%	$23,659	46.7%	$(2,068)	(8.7%)

RV and Outdoor Retail:
Revenue:
External revenue	$1,753,610	99.8%	$1,674,147	99.8%	$79,463	4.7%
Intersegment revenue(1)	3,501	0.2%	3,535	0.2%	(34)	(1.0%)
Total revenue before intersegment eliminations	1,757,111	100.0%	1,677,682	100.0%	79,429	4.7%

Segment expenses:
Adjusted costs applicable to revenue(2)	1,266,227	72.1%	1,206,713	71.9%	(59,514)	(4.9%)
Intersegment costs applicable to revenue(3)	3,327	0.2%	2,796	0.2%	(531)	(19.0%)
Adjusted selling, general and administrative(4)	392,346	22.3%	397,649	23.7%	5,303	1.3%
Floor plan interest expense	18,061	1.0%	22,372	1.3%	4,311	19.3%
Other segment items(5)	(9)	(0.0%)	80	0.0%	89	111.3%
Segment Adjusted EBITDA	$77,159	4.4%	$48,072	2.9%	$29,087	60.5%

(1)	Intersegment revenue consists of segment revenue that is eliminated in our consolidated statements of operations.
(2)	Adjusted costs applicable to revenue excludes SBC expense and intersegment costs applicable to revenue.
(3)	Intersegment costs applicable to revenue consist of segment costs applicable to revenue that are eliminated in our consolidated statements of operations.
(4)	Adjusted selling, general, and administrative expenses excludes SBC expense and intersegment operating expenses.
(5)	Other segment items include (i) intersegment operating expenses, which are eliminated in our consolidated statements of operations, and (ii) other expense, net excluding loss and/or impairment on investments in equity securities.

Good Sam Services and Plans Segment

See the “Revenue and Gross Profit” section above for a discussion of impacts to revenue for Good Sam Services and Plans. Adjusted costs applicable to segment revenues reflected increased roadside assistance claims costs and costs associated with the new tire rescue program. The adjusted selling, general and administrative expenses increased primarily from increased employee cash compensation expense. The Good Sam Services and Plans Segment Adjusted EBITDA decrease was driven primarily by the increase to adjusted costs applicable to revenue and additional adjusted selling, general and administrative expenses, partially offset by the increase to external revenue discussed above. Intersegment revenue and intersegment costs applicable to revenue did not have a significant impact on the decrease in Segment Adjusted EBITDA.

RV and Outdoor Retail Segment

See the “Revenue and Gross Profit” section above for a discussion of impacts to revenue for RV and Outdoor Retail and “Floor plan interest expense” section above for a discussion of the decrease in floor plan interest expense. Adjusted costs applicable to segment revenue increased from (i) higher total vehicle costs driven by 14.6% higher total unit sales, partially offset by the reductions in cost per new and used vehicles discussed above, and (ii) lower products, service and other costs applicable to revenue primarily from the same drivers of the decrease in revenue discussed above. Adjusted selling, general and administrative expense decreased primarily due to $10.7 million of reduced employee cash compensation expense and $5.0 million of reduced advertising expenses, partially offset by $5.0 million of increased fees paid to outside services providers primarily relating to legal fees, audit fees and software expense and maintenance, and $5.2 million of increased commissions costs. The RV and Outdoor Retail Segment Adjusted EBITDA increased from the increases in revenue and reduction in floor plan interest expense and adjusted selling, general and administrative expense, partially offset by the increase in adjusted costs applicable to segment revenue discussed above. Intersegment revenue, intersegment costs applicable to revenue, and intersegment operating expenses did not have a significant impact on the increase in Segment Adjusted EBITDA.

Results of Operations

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

Unless otherwise indicated, all financial comparisons in this section of Results of Operations compare our financial results for the nine months ended September 30, 2025 to our financial results from the nine months ended September 30, 2024. The following table sets forth information comparing the components of net income (loss) for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended
	September 30, 2025		September 30, 2024
		Percent of		Percent of	Favorable/ (Unfavorable)
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%
Revenue:
Good Sam Services and Plans	$152,929	2.9%	$149,070	3.0%	$3,859	2.6%
RV and Outdoor Retail:
New vehicles	2,303,317	44.3%	2,328,107	47.6%	(24,790)	(1.1%)
Used vehicles	1,583,714	30.5%	1,265,701	25.9%	318,013	25.1%
Products, service and other	596,516	11.5%	638,680	13.0%	(42,164)	(6.6%)
Finance and insurance, net	528,162	10.2%	480,725	9.8%	47,437	9.9%
Good Sam Club	30,952	0.6%	33,227	0.7%	(2,275)	(6.8%)
Subtotal	5,042,661	97.1%	4,746,440	97.0%	296,221	6.2%
Total revenue	5,195,590	100.0%	4,895,510	100.0%	300,080	6.1%

Gross profit (exclusive of depreciation and amortization shown separately below):
Good Sam Services and Plans	90,489	1.7%	96,995	2.0%	(6,506)	(6.7%)
RV and Outdoor Retail:
New vehicles	308,670	5.9%	331,903	6.8%	(23,233)	(7.0%)
Used vehicles	303,297	5.8%	231,500	4.7%	71,797	31.0%
Products, service and other	280,938	5.4%	277,959	5.7%	2,979	1.1%
Finance and insurance, net	528,162	10.2%	480,725	9.8%	47,437	9.9%
Good Sam Club	27,360	0.5%	29,498	0.6%	(2,138)	(7.2%)
Subtotal	1,448,427	27.9%	1,351,585	27.6%	96,842	7.2%
Total gross profit	1,538,916	29.6%	1,448,580	29.6%	90,336	6.2%

Operating expenses:
Selling, general and administrative expenses	1,235,945	23.8%	1,205,358	24.6%	(30,587)	(2.5%)
Depreciation and amortization	71,617	1.4%	59,905	1.2%	(11,712)	(19.6%)
Long-lived asset impairment	1,237	0.0%	12,355	0.3%	11,118	90.0%
Lease termination	(31)	(0.0%)	(2,585)	(0.1%)	(2,554)	98.8%
(Gain) loss on sale or disposal of assets	(104)	(0.0%)	9,525	0.2%	9,629	101.1%
Total operating expenses	1,308,664	25.2%	1,284,558	26.2%	(24,106)	(1.9%)
Income from operations	230,252	4.4%	164,022	3.4%	66,230	40.4%
Other expense:
Floor plan interest expense	(57,356)	(1.1%)	(78,053)	(1.6%)	20,697	26.5%
Other interest expense, net	(92,349)	(1.8%)	(108,124)	(2.2%)	15,775	14.6%
Tax Receivable Agreement liability adjustment	149,172	2.9%	—	—	149,172	n/m
Other expense, net	(3,920)	(0.1%)	(337)	(0.0%)	(3,583)	n/m
Total other expense	(4,453)	(0.1%)	(186,514)	(3.8%)	182,061	97.6%
Income (loss) before income taxes	225,799	4.3%	(22,492)	(0.5%)	248,291	n/m
Income tax (expense) benefit	(222,309)	(4.3%)	3,156	0.1%	(225,465)	n/m
Net income (loss)	3,490	0.1%	(19,336)	(0.4%)	22,826	118.0%
Less: net income (loss) attributable to non-controlling interests	(25,992)	(0.5%)	12,301	0.3%	(38,293)	(311.3%)
Net loss attributable to Camping World Holdings, Inc.	$(22,502)	(0.4%)	$(7,035)	(0.1%)	$(15,467)	(219.9%)

	Nine Months Ended September 30,		Increase		Percent
	2025	2024	(decrease)		Change
Unit sales
New vehicles	63,708	58,909	4,799		8.1%
Used vehicles	51,539	40,459	11,080		27.4%
Total	115,247	99,368	15,879		16.0%

Average selling price
New vehicles	$36,154	$39,520	$(3,366)		(8.5%)
Used vehicles	30,728	31,284	(556)		(1.8%)

Same store unit sales(1)
New vehicles	58,142	53,381	4,761		8.9%
Used vehicles	47,498	37,326	10,172		27.3%
Total	105,640	90,707	14,933		16.5%

Same store revenue(1) ($ in 000s)
New vehicles	$2,101,586	$2,123,286	$(21,700)		(1.0%)
Used vehicles	1,456,379	1,171,749	284,630		24.3%
Products, service and other	480,432	509,885	(29,453)		(5.8%)
Finance and insurance, net	489,161	441,446	47,715		10.8%
Total	$4,527,558	$4,246,366	$281,192		6.6%

Average gross profit per unit
New vehicles	$4,845	$5,634	$(789)		(14.0%)
Used vehicles	5,885	5,722	163		2.8%
Finance and insurance, net per vehicle unit	4,583	4,838	(255)		(5.3%)
Total vehicle front-end yield(2)	9,893	10,508	(615)		(5.9%)

Gross margin
Good Sam Services and Plans	59.2%	65.1%	(590)	bps
New vehicles	13.4%	14.3%	(86)	bps
Used vehicles	19.2%	18.3%	86	bps
Products, service and other	47.1%	43.5%	358	bps
Finance and insurance, net	100.0%	100.0%	unch
Good Sam Club	88.4%	88.8%	(38)	bps
Subtotal RV and Outdoor Retail	28.7%	28.5%	25	bps
Total gross margin	29.6%	29.6%	3	bps

Other data
Finance and insurance gross profit as a % of total vehicle revenue	13.6%	13.4%	21	bps	n/a
Same store locations	176	n/a	n/a		n/a

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

RV and Outdoor Retail

New vehicles

New vehicles revenue decreased primarily due to an 8.5% decrease in the average selling price per new vehicle sold partially offset by an 8.1% increase in the new vehicles unit sales. On a same store basis, new vehicles revenue decreased 1.0% to $2.1 billion resulting from a 9.1% decrease in the average selling price per new vehicle sold, which was impacted by the mix shift toward more inexpensive entry level travel trailers, partly offset by an 8.9% increase in new vehicles unit sales.

New vehicles gross profit decreased primarily due to an 86 basis point decrease in new vehicles gross margins, partially offset by an 8.1% increase in new vehicles unit sales. The new vehicles gross margin decrease was primarily driven by an 8.5% decrease in the average selling price per new vehicle sold, partially offset by a 7.6% reduction in the average cost per new vehicle sold.

Used vehicles

Used vehicles revenue increased primarily due to a 27.4% increase in used vehicles unit sales, partially offset by a 1.8% decrease in the average selling price per used vehicle sold. On a same store basis, used vehicles revenue increased 24.3% to $1.5 billion from an increase in used vehicles unit sales of 27.3% partially offset by a 2.3% decrease in average sales price per used vehicle sold.

Used vehicles gross profit increased primarily due to the 27.4% increase in used vehicles unit sales and an 86 basis point increase in used vehicles gross margin. The used vehicles gross margin increase was primarily due to a 2.8% decrease in the average cost per unit sold, partially offset by a 1.8% decrease in average price per used vehicle sold.

Products, service and other

Products, service and other revenue decreased primarily due to increased allocation of labor towards used vehicle reconditioning and away from customer pay work as used vehicle sales volumes increased, and the divestiture of our RV furniture business in May 2024, which contributed $9.3 million of revenue, outside of the RV furniture sold through our store locations, for the nine months ended September 30, 2024. On a same store basis, products, service and other revenue decreased 5.8% to $480.4 million.

The increase in products, service and other gross profit was primarily due to improved inventory management, improved margins on aftermarket parts sales, and divestiture of our RV furniture business, partially offset by a lower mix of service warranty work. Products, service and other gross margin increased 358 basis points to 47.1% driven by higher labor billing rates, improved gross margins on our aftermarket part assortment, and the divestiture of the RV furniture business, which had negative gross margins for the nine months ended September 30, 2024.

Finance and insurance, net

Finance and insurance revenue and gross profit is recorded net, since the Company is acting as an agent in the transaction, and commission is recognized when a finance and insurance product contract payment has been received or financing has been arranged. The finance and insurance, net revenue increase was primarily a result of an increased number of contracts sold resulting from 16.0% increase in total vehicle unit sales and incremental revenue from new finance and insurance products, partially offset by the 6.7% decrease in total vehicle average selling price, since certain finance and insurance, net offerings correlate with the selling price of vehicles, and an unfavorable impact of $5.7 million from changes in the estimate of chargebacks based on actuarial analyses. Finance and insurance, net revenue as a percentage of new and used vehicle revenue was 13.6%, an increase from 13.4%. On a same store basis, finance and insurance, net revenue increased 10.8%.

Good Sam Club

Good Sam Club revenue and gross profit decreased primarily from the 10.9% decrease in Good Sam Club members, excluding free basic plan members. The decline in Good Sam Club members was a result of the availability of the free basic plan that was introduced in late 2023, which provides for limited participation in the loyalty point program without access to the remaining member benefits, and price increases introduced by early 2024 that impacted renewal rates.

Operating Expenses and Other

Selling, general and administrative expenses

Selling, general and administrative expenses increased primarily due to a $15.1 million increase in commissions costs, a $7.2 million increase in employee SBC expense, a $6.3 million increase in software expenses and maintenance, and a $5.1 million increase in advertising expenses, partially offset by a $3.6 million decrease in other employee cash compensation costs.

Long-lived asset impairment

As discussed in Note 4 – Long-Lived Asset Impairment to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q, we recognized $1.2 million of long-lived asset impairments, a decrease of $11.1 million. These long-lived asset impairments related to decreases in market rental rates or market value of real property for closed locations, or based on the Company’s review of location performance in the normal course of business.

Floor plan interest expense

The decrease in floor plan interest expense was primarily due to a 135 basis point decrease in the average floor plan borrowing rate and, to a lesser extent, reduced borrowings. The average interest rate for the Floor Plan Facility for the nine months ended September 30, 2025 and 2024 was 6.43% and 7.78%, respectively.

Other interest expense, net

Other interest expense, net decreased primarily due to the reduced interest rate on our Term Loan Facility, reduced borrowings on our Senior Secured Credit Facilities and Real Estate Facilities, and no outstanding balance on the revolving line of credit under the Floor Plan Facility (see Note 7 – Long-Term Debt and Note 3 – Inventories and Floor Plan Payables to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q). The average interest rate for the Term Loan Facility for the nine months ended September 30, 2025 and 2024 was 6.95% and 7.96%, respectively. The average interest rate on the M&T Real Estate Facility (as defined in Note 7 – Long Term Debt) for nine months ended September 30, 2025 and 2024 was 6.77% and 7.55%, respectively.

Tax Receivable Agreement liability adjustment

The increase in Tax Receivable Agreement liability adjustment was based on the change in the determination of the realizability of future cash tax benefits underlying the estimate of future payments under the Tax Receivable Agreement during the nine months ended September 30, 2025, which resulted in a remaining total Tax Receivable Agreement liability of $1.2 million as of September 30, 2025. See Note 13 ― Income Taxes to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further details.

Income tax expense

The increase in income tax expense was primarily due to $175.4 million of income tax expense for establishing a full valuation allowance against the net deferred tax assets of the public holding company, CWH, during the nine months ended September 30, 2025 and $37.3 million of income tax expense for the remeasurement of deferred tax assets associated with the reduction of the Tax Receivable Agreement liability, as discussed above. See Note 13 ― Income Taxes to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further details.

Segment Results

The following table sets forth information comparing select components of Segment Adjusted EBITDA for each of our segments for the periods presented:

	Nine Months Ended September 30,
	2025		2024		Favorable/
		Percent of		Percent of	(Unfavorable)
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%
Good Sam Services and Plans:
Revenue:
External revenue	$152,929	99.3%	$149,070	99.4%	$3,859	2.6%
Intersegment revenue(1)	1,060	0.7%	957	0.6%	103	10.8%
Total revenue before intersegment eliminations	153,989	100.0%	150,027	100.0%	3,962	2.6%

Segment expenses:
Adjusted costs applicable to revenue(2)	62,353	40.5%	51,950	34.6%	(10,403)	(20.0%)
Intersegment costs applicable to revenue(3)	705	0.5%	744	0.5%	39	5.2%
Adjusted selling, general and administrative(4)	23,072	15.0%	22,053	14.7%	(1,019)	(4.6%)
Segment Adjusted EBITDA	$67,859	44.1%	$75,280	50.2%	$(7,421)	(9.9%)

RV and Outdoor Retail:
Revenue:
External revenue	$5,042,661	99.8%	$4,746,440	99.8%	$296,221	6.2%
Intersegment revenue(1)	10,161	0.2%	10,465	0.2%	(304)	(2.9%)
Total revenue before intersegment eliminations	5,052,822	100.0%	4,756,905	100.0%	295,917	6.2%

Segment expenses:
Adjusted costs applicable to revenue(2)	3,593,978	71.1%	3,394,704	71.4%	(199,274)	(5.9%)
Intersegment costs applicable to revenue(3)	9,744	0.2%	8,341	0.2%	(1,403)	(16.8%)
Adjusted selling, general and administrative(4)	1,179,591	23.3%	1,158,009	24.3%	(21,582)	(1.9%)
Floor plan interest expense	57,356	1.1%	78,053	1.6%	20,697	26.5%
Other segment items(5)	(29)	(0.0%)	223	0.0%	252	113.0%
Segment Adjusted EBITDA	$212,182	4.2%	$117,575	2.5%	$94,607	80.5%

(1)	Intersegment revenue consists of segment revenue that is eliminated in our consolidated statements of operations.
(2)	Adjusted costs applicable to revenue excludes SBC expense and intersegment costs applicable to revenue.
(3)	Intersegment costs applicable to revenue consist of segment costs applicable to revenue that are eliminated in our consolidated statements of operations.
(4)	Adjusted selling, general, and administrative expenses excludes SBC expense and intersegment operating expenses.
(5)	Other segment items include (i) intersegment operating expenses, which are eliminated in our consolidated statements of operations, and (ii) other expense, net excluding loss and/or impairment on investments in equity securities.

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

RV and Outdoor Retail Segment

See the “Revenue and Gross Profit” section above for a discussion of impacts to revenue for RV and Outdoor Retail and “Floor plan interest expense” section above for a discussion of the decrease in floor plan interest expense. Adjusted costs applicable to segment revenue increased from (i) higher total vehicle costs driven by 16.0% higher total unit sales, partially offset by the reductions in cost per new and used vehicles sold discussed above, and (ii) lower products, service and other costs applicable to revenue primarily from the same drivers of the decrease in revenue discussed above. Adjusted selling, general and administrative expense increased primarily due to approximately $15.1 million of increased commissions costs, $5.7 million of increased advertising expenses, and $8.2 million of increased fees paid to outside services providers primarily relating to software expense and maintenance, partially offset by $6.1 million of reduced employee cash compensation expense excluding commissions. The RV and Outdoor Retail Segment Adjusted EBITDA increased from the increases in revenue and reduction in floor plan interest expense, partially offset by the increase in segment expenses discussed above. Intersegment revenue, intersegment costs applicable to revenue, and intersegment operating expenses did not have a significant impact on the increase in Segment Adjusted EBITDA.

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

EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin

We define “EBITDA” as net (loss) income before other interest expense, net (excluding floor plan interest expense), provision for income tax benefit (expense) and depreciation and amortization. We define “Adjusted EBITDA” as EBITDA further adjusted for the impact of certain noncash and other items that we do not consider in our evaluation of ongoing operating performance. These items include, among other things, long-lived asset impairment, lease termination costs, gains and losses on sale or disposal of assets, net, SBC, Tax Receivable Agreement liability adjustment, losses and gains and impairment on investments in equity securities, and other unusual or one-time items. We define “Adjusted EBITDA Margin” as Adjusted EBITDA as a percentage of total revenue. We caution investors that amounts presented in accordance with our definitions of EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin may not be comparable to similar measures disclosed by our competitors, because not all companies and analysts calculate EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin in the same manner. We present EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin because we consider them to be important supplemental measures of our performance and believe they are frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. Management believes that investors’ understanding of our performance is enhanced by including these Non-GAAP Financial Measures as a reasonable basis for comparing our ongoing results of operations.

The following table reconciles Segment Adjusted EBITDA to consolidated Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Good Sam Services and Plans Segment Adjusted EBITDA	$21,591	$23,659	$67,859	$75,280
RV and Outdoor Retail Segment Adjusted EBITDA	77,159	48,072	212,182	117,575
Total Segment Adjusted EBITDA	98,750	71,731	280,041	192,855
Corporate and Other Adjusted EBITDA	(3,038)	(4,215)	(10,962)	(11,519)
Total Adjusted EBITDA	$95,712	$67,516	$269,079	$181,336

The following table reconciles EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin to the most directly comparable GAAP financial performance measures:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
EBITDA and Adjusted EBITDA:
Net (loss) income	$(29,351)	$8,056	$3,490	$(19,336)
Other interest expense, net	30,982	35,877	92,349	108,124
Depreciation and amortization	25,654	20,583	71,617	59,905
Income tax expense (benefit)	207,459	(2,049)	222,309	(3,156)
Subtotal EBITDA	234,744	62,467	389,765	145,537
Long-lived asset impairment (a)	617	1,944	1,237	12,355
Lease termination (b)	76	(2,625)	(31)	(2,585)
Loss (gain) on sale or disposal of assets, net (c)	534	(5)	(104)	9,525
SBC (d)	7,750	5,573	23,464	16,167
Tax Receivable Agreement liability adjustment (e)	(149,172)	—	(149,172)	—
Loss and/or impairment on investments in equity securities (f)	1,163	162	3,920	337
Adjusted EBITDA	$95,712	$67,516	$269,079	$181,336

	Three Months Ended September 30,		Nine Months Ended September 30,
(as percentage of total revenue)	2025	2024	2025	2024
Adjusted EBITDA margin:
Net (loss) income margin	(1.6%)	0.5%	0.1%	(0.4%)
Other interest expense, net	1.7%	2.1%	1.8%	2.2%
Depreciation and amortization	1.4%	1.2%	1.4%	1.2%
Income tax expense (benefit)	11.5%	(0.1%)	4.3%	(0.1%)
Subtotal EBITDA margin	13.0%	3.6%	7.5%	3.0%
Long-lived asset impairment (a)	0.0%	0.1%	0.0%	0.3%
Lease termination (b)	0.0%	(0.2%)	(0.0%)	(0.1%)
Loss (gain) on sale or disposal of assets, net (c)	0.0%	(0.0%)	(0.0%)	0.2%
SBC (d)	0.4%	0.3%	0.5%	0.3%
Tax Receivable Agreement liability adjustment (e)	(8.3%)	—	(2.9%)	—
Loss and/or impairment on investments in equity securities (f)	0.1%	0.0%	0.1%	0.0%
Adjusted EBITDA margin	5.3%	3.9%	5.2%	3.7%

(a)	Represents long-lived asset impairment charges related to the RV and Outdoor Retail segment. See Note 4 – Long-Lived Asset Impairment to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional information.
(b)	Represents the (gain) loss on termination of operating leases resulting from lease termination fees and the derecognition of the operating lease assets and liabilities.
(c)	Represents an adjustment to eliminate the gains and losses on disposals and sales of various assets.
(d)	Represents noncash SBC expense relating to employees, directors, and consultants of the Company.
(e)	Represents an adjustment to the Tax Receivable Agreement liability for the change in the determination of the realizability of future cash tax benefits underlying the estimate of future payments under the Tax Receivable Agreement. See Note 13 ― Income Taxes to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
(f)	Represents losses and gains and/or impairment on investments in equity securities and interest income relating to any notes receivables with those investments.

Adjusted Net Income Attributable to Camping World Holdings, Inc. and Adjusted Earnings Per Share

We define “Adjusted Net Income Attributable to Camping World Holdings, Inc. – Basic” as net (loss) income attributable to Camping World Holdings, Inc. adjusted for the impact of certain noncash and other items that we do not consider in our evaluation of ongoing operating performance. These items include, among other things, long-lived asset impairment, lease termination costs, gains and losses on sale or disposal of assets, net, SBC, Tax Receivable Agreement liability adjustment, loss and impairment on investments in equity securities, other unusual or one-time items, the income tax (expense) benefit effect of these adjustments, income tax expense impact from significant change in valuation allowance against deferred tax assets, and the effect of net (loss) income attributable to non-controlling interests from these adjustments.

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

The following table reconciles Adjusted Net Income Attributable to Camping World Holdings, Inc. – Basic, Adjusted Net Income Attributable to Camping World Holdings, Inc. – Diluted, Adjusted Earnings Per Share – Basic, and Adjusted Earnings Per Share – Diluted to the most directly comparable GAAP financial performance measure:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands except per share amounts)	2025	2024	2025	2024
Numerator:
Net (loss) income attributable to Camping World Holdings, Inc.	$(40,438)	$5,501	$(22,502)	$(7,035)
Adjustments related to basic calculation:
Long-lived asset impairment (a):
Gross adjustment	617	1,944	1,237	12,355
Income tax expense for above adjustment (b)	—	(258)	—	(1,636)
Lease termination (c):
Gross adjustment	76	(2,625)	(31)	(2,585)
Income tax benefit for above adjustment (b)	—	348	—	343
Loss (gain) on sale or disposal of assets (d):
Gross adjustment	534	(5)	(104)	9,525
Income tax (expense) benefit for above adjustment (b)	(14)	1	(10)	(1,261)
SBC (e):
Gross adjustment	7,750	5,573	23,464	16,167
Income tax expense for above adjustment (b)	(4)	(746)	(18)	(2,163)
Tax Receivable Agreement liability adjustment (f):
Gross adjustment	(149,172)	—	(149,172)	—
Income tax benefit for above adjustment (b)	37,293	—	37,293	—
Loss and/or impairment on investments in equity securities (g):
Gross adjustment	1,163	162	3,920	337
Income tax expense for above adjustment (b)	—	(21)	—	(44)
Income tax expense impact from significant change in valuation allowance against deferred tax assets (h):	175,387	—	175,387
Adjustment to net (loss) income attributable to non-controlling interests resulting from the above adjustments (i)	(3,935)	(2,365)	(11,074)	(16,817)
Adjusted net income attributable to Camping World Holdings, Inc. – basic	29,257	7,509	58,390	7,186
Adjustments related to diluted calculation:
Reallocation of net income attributable to non-controlling interests from the dilutive effect of stock options and restricted stock units (j)	—	—	47	—
Reallocation of net income attributable to non-controlling interests from the dilutive redemption of common units in CWGS, LLC (j)	15,022	4,920	—	4,516
Income tax on reallocation of net income attributable to non-controlling interests from the dilutive redemption of common units in CWGS, LLC (k)	—	(1,015)	—	(413)
Adjusted net income attributable to Camping World Holdings, Inc. – diluted	$44,279	$11,414	$58,437	$11,289
Denominator:
Weighted-average Class A common shares outstanding – basic	62,735	45,232	62,627	45,124
Adjustments related to diluted calculation:
Dilutive redemption of common units in CWGS, LLC for shares of Class A common stock (l)	39,895	40,045	—	40,045
Dilutive options to purchase Class A common stock (l)	—	—	—	10
Dilutive restricted stock units (l)	195	341	195	252
Adjusted weighted average Class A common shares outstanding – diluted	102,825	85,618	62,822	85,431

Adjusted earnings per share - basic	$0.47	$0.17	$0.93	$0.16
Adjusted earnings per share - diluted	$0.43	$0.13	$0.93	$0.13

Anti-dilutive amounts (m):
Numerator:
Reallocation of net income attributable to non-controlling interests from the anti-dilutive redemption of common units in CWGS, LLC (j)	$—	$—	$37,018	$—
Denominator:
Anti-dilutive redemption of common units in CWGS, LLC for shares of Class A common stock (l)	—	—	39,895	—

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands except per share amounts)	2025	2024	2025	2024
Reconciliation of per share amounts:
(Loss) earnings per share of Class A common stock — basic	$(0.64)	$0.12	$(0.36)	$(0.16)
Non-GAAP Adjustments (n)	1.11	0.05	1.29	0.32
Adjusted earnings per share - basic	$0.47	$0.17	$0.93	$0.16

(Loss) earnings per share of Class A common stock — diluted	$(0.64)	$0.09	$(0.36)	$(0.18)
Non-GAAP Adjustments (n)	1.11	0.04	1.29	0.31
Dilutive redemption of common units in CWGS, LLC for shares of Class A common stock (o)	(0.04)	—	—	—
Adjusted earnings per share - diluted	$0.43	$0.13	$0.93	$0.13

(a)	Represents long-lived asset impairment charges related to the RV and Outdoor Retail segment. See Note 4 – Long-Lived Asset Impairment to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional information.
(b)	Represents the current and deferred income tax expense or benefit effect of the above adjustments. For the three and nine months ended September 30, 2025, the income tax impact for many of the adjustments related to the public holding company, CWH, which had a full valuation allowance against its net deferred tax assets, for which no income tax benefit or expense could be recognized. This assumption uses a blended statutory tax rate of 25.0% for the adjustments for the 2025 and 2024 periods, which represent the estimated tax rates that would apply had the above adjustments been included in the determination of our non-GAAP metric.
(c)	Represents the (gain) loss on termination of operating leases resulting from lease termination fees and the derecognition of the operating lease assets and liabilities.
(d)	Represents an adjustment to eliminate the gains and losses on disposals and sales of various assets.
(e)	Represents noncash SBC expense relating to employees, directors, and consultants of the Company.
(f)	Represents an adjustment to the Tax Receivable Agreement liability for the change in the determination of the realizability of future cash tax benefits underlying the estimate of future payments under the Tax Receivable Agreement. See Note 13 – Income Taxes to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
(g)	Represents losses and/or impairment on investments in equity securities and interest income relating to any notes receivables with those investments.
(h)	Represents the income tax expense relating to the significant change in the valuation allowance for deferred tax assets for CWH, the public holding company.
(i)	Represents the adjustment to net income attributable to non-controlling interests resulting from the above adjustments that impact the net income of CWGS, LLC. This adjustment uses the non-controlling interest’s weighted average ownership of CWGS, LLC of 38.8% and 46.8% for the three months ended September 30, 2025 and 2024, respectively, and 38.8% and 46.9% for the nine months ended September 30, 2025 and 2024, respectively.
(j)	Represents the reallocation of net income attributable to non-controlling interests from the impact of the assumed change in ownership of CWGS, LLC from stock options, restricted stock units, and/or common units of CWGS, LLC.
(k)	Represents the income tax expense effect of the above adjustment for reallocation of net (loss) income attributable to non-controlling interests. For the three and nine months ended September 30, 2025, the income tax impact of this reallocation adjustment related to the public holding company, CWH, which had a full valuation allowance against its net deferred tax assets, for which no income tax benefit or expense could be recognized. This assumption uses a blended statutory tax rate of 25.0% for the adjustments for the 2025 and 2024 periods.
(l)	Represents the impact to the denominator for stock options, restricted stock units, and/or common units of CWGS, LLC.
(m)	The below amounts have not been considered in our adjusted earnings per share – diluted amounts as the effect of these items are anti-dilutive. Additionally, 750,000 performance stock units granted in January 2025 were excluded from the calculation of our adjusted earnings per share – diluted, since they represent contingently issuable shares for which all of the necessary conditions had not been satisfied (see Note 16 — Stock-Based Compensation Plans to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q).
(n)	Represents the per share impact of the Non-GAAP adjustments to net (loss) income detailed above (see (a) through (i) above).
(o)	Represents the per share impact of stock options, restricted stock units, and/or common units of CWGS, LLC from the difference in their dilutive impact between the GAAP and Non-GAAP earnings per share calculations.

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

The following table reconciles SG&A Excluding SBC to the most directly comparable GAAP financial performance measure:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
SG&A Excluding SBC:
SG&A	$411,011	$414,209	$1,235,945	$1,205,358
SBC - SG&A	(7,632)	(5,478)	(23,121)	(15,891)
SG&A Excluding SBC:	$403,379	$408,731	$1,212,824	$1,189,467
As a percentage of gross profit	78.0%	82.0%	78.8%	82.1%

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

Our additional liquidity needs are expected to include public company costs, payment of cash dividends, any exercise of the redemption right by the Continuing Equity Owners from time to time (should we elect to redeem common units for a cash payment), our stock repurchase program as described below, payments under the Tax Receivable Agreement to the extent that tax benefits underlying the Tax Receivable Agreement are realizable, and state and federal taxes to the extent not reduced as a result of the tax deductions generated by (i) payments under the Tax Receivable Agreement and (ii) redemptions of common units by the Continuing Equity Owners. The Continuing Equity Owners may exercise such redemption right for as long as their common units remain outstanding. Although the actual timing and amount of any payments that may be made under the Tax Receivable Agreement will vary, we expect that the payments that we will be required to make to the Continuing Equity Owners, Former Profits Unit Holders and Crestview Partners II GP, L.P. may be significant if the tax benefits underlying the Tax Receivable Agreement are realizable. Any payments made by us to Continuing Equity Owners, Former Profits Unit Holders and Crestview Partners II GP, L.P. under the Tax Receivable Agreement will generally reduce the amount of overall cash flow that might have otherwise been available to us or to CWGS, LLC and, to the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, the unpaid amounts generally will be deferred and will accrue interest until paid by us; provided, however, that nonpayment for a specified period may constitute a material breach of a material obligation under the Tax Receivable Agreement and therefore may accelerate payments due under the Tax Receivable Agreement. For a discussion of the Tax Receivable Agreement, see Note 13 — Income Taxes to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

Stock Repurchase Program

During the three months ended September 30, 2025, we did not repurchase Class A common stock under our stock repurchase program, which expires on December 31, 2025. As of September 30, 2025, $120.2 million was available under the stock repurchase program to repurchase additional shares of our Class A common stock.

Dividends

Since December 2016, we have paid our quarterly cash dividend to holders of Class A common stock. Since September 2023, the quarterly cash dividend has been $0.125 per share of Class A common stock, and we paid $7.9 million, in the aggregate, for dividends for the third quarter of 2025, which was funded with a $0.060 per common unit cash distribution from CWGS, LLC and the remaining $0.065 per share of Class A common stock funded with all or a portion of the Excess Tax Distribution (as defined under “Dividend Policy”

included in Part II, Item 5 of our Annual Report). In aggregate, $3.8 million and $4.1 million of the September 2025 quarterly cash dividend was funded by the cash distribution from CWGS, LLC and the Excess Tax Distribution, respectively. Additionally, in September 2025, the non-controlling interest received its share of the $0.060 per common unit distribution from CWGS, LLC for an aggregate $2.4 million, which was presented in distributions to holders of LLC common units in our condensed consolidated statements of cash flows included in Part I, Item 1 of this Form 10-Q. During the six months ended June 30, 2025, the dividends were funded entirely from the Excess Tax, with no portion funded by other cash distributions from CWGS, LLC.

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

Acquisitions and Capital Expenditures

During the nine months ended September 30, 2025, the RV and Outdoor Retail segment purchased real property for an aggregate purchase price of $123.9 million, inclusive of a $1.1 million note receivable that was forgiven as partial consideration for one of the properties.

Over the twelve months ended September 30, 2025, our store location count decreased by 10 store locations, as we consolidated 15 store locations during that period to improve overall cost efficiency of the remaining store locations. Over the next twelve months, our expansion of existing and new dealerships through construction and acquisition is expected to cost between $63.0 million and $81.0 million from a combination of business acquisitions and capital expenditures relating to land, buildings, and improvements. These cost estimates exclude amounts for acquired inventories, which are primarily financed through our Floor Plan Facility. Additionally, the cost estimates do not consider potential funding received through sale leaseback transactions or other means for real estate and construction activities. We will update our cost estimates in future periodic reports, if necessary, as there are further developments. Factors that could impact the quantity of future locations or the cost to acquire or open those locations include, but are not limited to, our ability to locate potential acquisition targets or greenfield locations in a geographic area and at a cost that meets our success criteria; continued strong cash flow generation to fund these acquisitions and new locations; and availability of financing.

Tax Receivable Agreement Liability

We expect to pay $1.2 million under the Tax Receivable Agreement during the year ending December 31, 2026 and do not currently estimate that future cash tax benefits underlying the estimate of further future payments under the Tax Receivable Agreement are realizable.

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

Cash requirements relating to the Supplier Agreement, operating and finance lease obligations, and service and marketing sponsorship agreements have not materially changed since our Annual Report.

Sources of Liquidity and Capital

We believe that our sources of liquidity and capital including cash provided by operating activities, equity offerings and borrowings under our various credit facilities, other long-term debt, and finance lease arrangements (see “Summary of Credit Facilities, Other Long-Term Debt, and Finance Lease Arrangements” below), including additional borrowing capacity where applicable, will be sufficient to finance our continued operations, growth strategy, including the opening of any additional store locations, quarterly cash dividends (as described above), required payments for our obligations under the Tax Receivable Agreement to the extent that tax benefits underlying the Tax Receivable Agreement are realizable, and additional expenses we expect to incur for at least the next twelve months.

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

As of September 30, 2025, December 31, 2024, and September 30, 2024, we had working capital of $540.7 million, $590.3 million, and $397.2 million, respectively, including $230.5 million, $208.4 million, and $28.4 million, respectively, of cash and cash equivalents. Within current liabilities, which are deducted from current assets to calculate our working capital, we had deferred revenues of $98.3 million, $92.1 million, and $100.9 million as of September 30, 2025, December 31, 2024, and September 30, 2024, respectively. Deferred revenues primarily consists of cash collected for club memberships and roadside assistance contracts in advance of services to be provided, which is deferred and recognized as revenue over the life of the membership, deferred revenues for the annual campground guide, and our Good Sam Club loyalty points liability. We use net proceeds from this deferred membership revenue to lower our long-term borrowings and finance our working capital needs. Our Floor Plan Facility includes a flooring line aggregate interest reduction (“FLAIR”) offset account that allows us to transfer cash as an offset to the payables under the Floor Plan Facility. The FLAIR offset account was $0.3 million as of September 30, 2025, all of which could have been withdrawn while remaining in compliance with the financial covenants of the Floor Plan Facility. Cash may be transferred from the FLAIR offset account to cash and cash equivalents at our discretion.

Seasonality

We have experienced, and expect to continue to experience, variability in revenue, net income, and cash flows as a result of annual seasonality in our business (see Note 1 — Summary of Significant Accounting Policies — Seasonality to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q).

Cash Flow

The following table shows summary cash flow information for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
(In thousands)	2025	2024
Net cash provided by operating activities	$95,236	$408,541
Net cash used in investing activities	(226,071)	(57,096)
Net cash provided by (used in) financing activities	152,926	(362,712)
Net increase (decrease) in cash and cash equivalents	$22,091	$(11,267)

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

Net cash provided by operating activities was $95.2 million in the nine months ended September 30, 2025, a decrease of $313.3 million from $408.5 million of net cash provided by operating activities in the nine months ended September 30, 2024. The decrease was primarily due to a $407.0 million decrease in the working capital adjustment for inventory, a $149.2 million change in the Tax Receivable Agreement liability adjustment, an $18.5 million decrease in the working capital adjustment for receivables and contracts in transit, an $11.1 million decrease in long-lived asset impairment, a $9.6 million decrease in loss on sale or disposal of assets, a $5.0 million decrease in the working capital adjustment for deferred revenue, and a $3.1 million decrease in working capital adjustment for other, net, partially offset by a $214.2 million increase in deferred income taxes, a $22.8 million increase in net income, a $12.9 million increase in working capital adjustment related to the Tax Receivable Agreement, an $11.7 million increase in depreciation and amortization, a $7.7 million increase in working capital adjustment for prepaid expenses and other assets, a $7.3 million increase in SBC, and a $5.7 million increase in working capital adjustment for accounts payable and other accrued expenses.

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

The table below summarizes our capital expenditures for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
(In thousands)	2025	2024
IT hardware and software	$15,866	$15,070
Greenfield and acquired dealership locations	11,500	22,172
Existing store locations	54,646	28,586
Corporate and other	2,118	2,366
Total capital expenditures	$84,130	$68,194

Our capital expenditures consist primarily of investing in acquired and greenfield retail and RV dealership locations, existing retail locations, information technology, hardware, and software. The expected minimum capital expenditures relating to new dealerships and real estate purchases through September 30, 2026 are discussed above. As of September 30, 2025, we had entered into contracts for construction of new dealership buildings for an aggregate future commitment of capital expenditures of $3.4 million. There were no other material commitments for capital expenditures as of September 30, 2025.

Net cash used in investing activities was $226.1 million for the nine months ended September 30, 2025. The $226.1 million of cash used in investing activities was primarily comprised of $122.8 million for the purchase of real property, and $84.1 million of capital expenditures primarily related to retail locations, $81.2 million for the acquisition of RV dealerships, net of cash acquired and the $11.0 million of deposits paid in 2024 for these 2025 acquisitions, partially offset by $53.8 million of proceeds from the sale of real property, and $11.0 million of proceeds from a business divestiture.

Net cash used in investing activities was $57.1 million for the nine months ended September 30, 2024. The $57.1 million of cash used in investing activities was comprised of $68.2 million of capital expenditures primarily related to retail locations, $62.3 million for the acquisition of RV dealerships and a tire delivery service business, net of cash acquired, and $1.2 million for the purchase of real property, partially offset by $48.4 million of proceeds from the sale of real property, $20.0 million in proceeds from the divestiture of a business, $3.8 million of proceeds from the sale of property and equipment, and $2.6 million of proceeds from the sale of intangible assets.

Financing activities. Our financing activities primarily consist of proceeds from the issuance of debt, the repayment of principal, cash dividends to holders of Class A common stock, and cash distributions to holders of CWGS, LLC common units.

Our net cash provided by financing activities was $152.9 million for the nine months ended September 30, 2025. The $152.9 million of cash provided by financing activities was primarily due to $226.3 million of net proceeds on borrowings under the Floor Plan Facility, partially offset by payments totaling $38.2 million on long-term debt, $23.5 million of dividends paid on Class A common stock, and $5.5 million for finance lease payments.

Our net cash used in financing activities was $362.7 million for the nine months ended September 30, 2024. The $362.7 million of cash used in financing activities was primarily due to $317.5 million of net payments on borrowings under the Floor Plan Facility, $66.8 million of payments on long-term debt, $32.0 million of payments on the revolving line of credit, $18.8 million of member distributions, $16.9 million of dividends paid on Class A common stock, $5.7 million for finance lease payments, and $3.1 million of withholding taxes paid upon the vesting of restricted stock units, partially offset by $55.6 million of proceeds from long-term debt, and $43.0 million from borrowings on revolving line of credit.

Summary of Credit Facilities, Other Long-Term Debt, and Finance Lease Arrangements

As of September 30, 2025, we had outstanding debt in the form of our Senior Secured Credit Facilities, our Floor Plan Facility, our Real Estate Facilities, other long-term debt, and finance lease obligations. We may from time to time seek to refinance, retire or exchange our outstanding debt. Such refinancings, repayments or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

The following table shows a summary of the outstanding balances, current portion, and remaining available borrowings under our credit facilities, other long-term debt and finance lease arrangements (see definitions and further details in Note 3 – Inventories and Floor Plan Payables, Note 7 – Long-Term Debt, and Note 8 – Lease Obligations to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q) as of September 30, 2025:

			Current	Remaining
(In thousands)	Outstanding		Portion	Available
Floor Plan Facility:
Notes payable - floor plan	$1,361,019		$1,361,019	$685,045	(1)
Revolving line of credit	—		—	70,000	(2)
Senior Secured Credit Facilities:
Term Loan Facility	1,311,362		14,015	—
Revolving Credit Facility	—		—	22,750	(3)
Other:
Real Estate Facilities	163,018	(4)	8,387	57,390	(4)
Other long-term debt	7,676		347	—
Finance lease obligations	137,004		8,689	—
	$2,980,079		$1,392,457	$835,185

(1)	The unencumbered borrowing capacity for the Floor Plan Facility represents the additional borrowing capacity less any accounts payable for sold inventory and less any purchase commitments. Additional borrowings are subject to the vehicle collateral requirements under the Floor Plan Facility. The Floor Plan Facility also includes an accordion feature allowing us, at our option, to request to increase the aggregate amount of the floor plan notes payable in $50.0 million increments up to a maximum amount of $300.0 million. The Floor Plan Lenders are not under any obligation to provide commitments in respect of any future increase under the accordion feature. In February 2025, FreedomRoads, LLC entered into an amendment to the Floor Plan Facility, which (a) increased the commitment for floor plan borrowings by $300.0 million to $2.15 billion, (b) increased the commitment for the letter of credit facility by $15.0 million to $45.0 million, and (c) extended the maturity date from September 30, 2026 to the earlier of, if applicable, (i) February 18, 2030 or (ii) March 5, 2028, if the Company’s Term Loan Facility (as defined and discussed in Note 7 — Long-Term Debt) has not been repaid, refinanced, or defeased and the maturity has not been extended by at least 180 days after February 18, 2030.
(2)	The revolving line of credit borrowings are subject to a borrowing base calculation but were not limited as of September 30, 2025.
(3)	The Revolving Credit Facility remaining available balance was reduced by outstanding undrawn letters of credit. The Credit Agreement requires compliance with a Total Net Leverage Ratio covenant when borrowings on the Revolving Credit Facility (excluding certain amounts relating to letters of credit) are over a 35%, or $22.8 million, threshold (Note 7 – Long-Term Debt to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q). The otherwise remaining available borrowings of $60.1 million were reduced by $37.3 million to $22.8 million in light of this financial covenant as of September 30, 2025.
(4)	Additional borrowings on the Real Estate Facilities are subject to a debt service coverage ratio covenant and to the property collateral requirements under the Real Estate Facilities. In August 2024, we amended the M&T Real Estate Facility to increase the borrowing capacity by $50.0 million, which was not deducted from our option to request an additional $100.0 million of principal capacity. The lenders under the M&T Real Estate Facility are not under any obligation to provide commitments in respect of any such increase.

As of September 30, 2025 and 2024, the applicable interest rate for the floor plan notes payable under the Floor Plan Facility was 6.29% and 7.47%, respectively. As of September 30, 2025 and 2024, the average interest rate for the Term Loan Facility was 6.78% and 7.47%, respectively. The decrease in interest rates and lower average outstanding principal balances for our floor plan, Real Estate Facilities, and revolving line of credit have resulted in a combined year-over-year decrease of our floor plan interest expense and other interest expense, net of $9.2 million and $36.5 million for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024, respectively.

Sale/Leaseback Arrangements

We have in the past and may in the future enter into sale-leaseback transactions to finance certain property acquisitions and capital expenditures, pursuant to which we sell property and/or leasehold improvements to third parties and agree to lease those assets back for a certain period of time. Such sales generate proceeds which vary from period to period. In the nine months ended September 30, 2025 and 2024, we entered into sale-leaseback transactions for three properties each associated with store locations in the RV and Outdoor Retail segment and received consideration of $40.2 million and $37.3 million of cash, respectively. We recorded a gain of $0.1 million and $0.4 million for the nine months ended September 30, 2025 and September 30, 2024, respectively, that was included in (gain) loss on sale or disposal of assets in the condensed consolidated statements of operations. We entered into lease agreements for the properties as the lessee with each of the buyers with lease terms ranging from 17 to 20 years.

Deferred Revenue

Deferred revenue consists of our sales for products not yet recognized as revenue at the end of a given period. Our deferred revenue as of September 30, 2025 was $160.1 million.

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

Recent Accounting Pronouncements

See Note 1 – Summary of Significant Accounting Policies to our condensed consolidated financial statements in Item 1, Part I of this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For a discussion of the Company’s quantitative and qualitative disclosures about market risks, see Item 7A. Quantitative and Qualitative Disclosures About Market Risks, in our Annual Report. As of September 30, 2025, there have been no material changes in this information.

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

Evaluation of Disclosure Controls and Procedures

Our management, carried out an evaluation, under the supervision and participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Form 10-Q. Based on our management’s evaluation, our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) concluded that our disclosure controls and procedures were not effective as of September 30, 2025 as a result of the material weakness described in our Annual Report and below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with the preparation of our financial statements for the year ended December 31, 2024, we identified a material weakness in the design and operation of our income tax controls, including over the review of the measurement of the realizable portion of the Company’s outside basis difference deferred tax asset in the operating partnership, CWGS, LLC. This material weakness remains unremediated as of September 30, 2025.

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

Changes in Internal Control over Financial Reporting

We are taking actions to remediate the material weaknesses relating to our internal control over financial reporting, as described above. Except as discussed above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control performed during the fiscal quarter ended September 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.  Legal Proceedings

See Note 10 – Commitments and Contingencies to our condensed consolidated financial statements in Item 1, Part I of this Form 10-Q.

Item 1A. Risk Factors

There have been no material changes to our risk factors as previously disclosed in Item 1A of Part I of our Annual Report.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information related to our repurchases of Class A common stock for the periods indicated:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs(1)
July 1, 2025 to July 31, 2025	—	$—	—	$120,166,000
August 1, 2025 to August 31, 2025	—	—	—	120,166,000
September 1, 2025 to September 30, 2025	—	—	—	120,166,000
Total	—	$—	—	$120,166,000

(1)	On October 30, 2020, our Board of Directors authorized a stock repurchase program for the repurchase of up to $100.0 million of the Company’s Class A common stock, expiring on October 31, 2022. In August 2021 and January 2022, our Board of Directors authorized increases to the stock repurchase program for the repurchase of up to an additional $125.0 million and $152.7 million of the Company’s Class A common stock, respectively. Following these extensions, the stock repurchase program now expires on December 31, 2025. This program does not obligate the Company to acquire any particular amount of Class A common stock and the program may be extended, modified, suspended or discontinued at any time at the board’s discretion.

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

During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Camping World Holdings, Inc.

Date: October 30, 2025	By:	/s/ Thomas E. Kirn
Thomas E. Kirn
Chief Financial Officer

(Principal Financial Officer and Principal Accounting Officer)