Form 10-K
period 2025-12-31
Camping World Holdings, Inc.
filed 2026-02-27
CIK 1669779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, as of June 30, 2025, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $1,027,431,568. Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the Registrant as of such date have been excluded because such persons may be deemed to be affiliates.

As of February 20, 2026, the registrant had 63,519,784 shares of Class A common stock outstanding, 39,466,964 shares of Class B common stock outstanding, and one share of Class C common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to its 2026 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2025 are incorporated herein by reference in Part III.

Camping World Holdings, Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2025

Summary of Principal Risk Factors

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. In evaluating our company, you should consider carefully this summary of risks and uncertainties described below together with the other information included in this Annual Report on Form 10-K (“Form 10-K”), including our consolidated financial statements and related notes included in Part II, Item 8, “Financial Statements and Supplementary Data” in this Form 10-K. The occurrence of any of the following risks may materially and adversely affect our business, financial condition, results of operations and future prospects:

●	Our business model is impacted by general economic conditions in our markets, including inflation and interest rates, as well as the health of the RV industry, and ongoing economic and financial uncertainties could cause a decline in consumer spending that could adversely affect our business, financial condition and results of operations.
●	Our business is affected by the availability and cost of financing to us and our customers.
●	Fuel shortages, high prices for fuel, or changes in energy sources could have a negative effect on our business.
●	Our success depends to a significant extent on the well-being, as well as the continued popularity and reputation for quality, of our manufacturers, particularly Thor Industries, Inc. and Forest River, Inc.
●	Changes in consumer preferences for our products or our failure to gauge those preferences could lead to reduced sales and increased cost of sales and selling, general and administrative expenses.
●	Competition in the market for services, protection plans, products and resources targeting the RV lifestyle or RV enthusiast could reduce our revenues and profitability.
●	The expansion into new, unfamiliar markets, businesses, product lines or categories presents increased risks that may prevent us from being profitable in any such new markets, businesses, product lines or categories. Delays in opening new store locations, including greenfield locations and acquisitions, on anticipated timelines or at all, could have a material adverse effect on our business, financial condition and results of operations.
●	Unforeseen expenses, difficulties, and delays encountered in connection with acquisitions could inhibit our growth and negatively impact our profitability.
●	Failure to maintain the strength and value of our brands and reputation could have a material adverse effect on our business, financial condition and results of operations.
●	Our failure to successfully order and manage our inventory to reflect consumer demand in a volatile market and anticipate changing consumer preferences and buying trends has, and may continue to have, an adverse effect on our business, financial condition and results of operations.
●	Our same store revenue may fluctuate and may not be a meaningful indicator of future performance.
●	Our business is seasonal and this leads to fluctuations in revenues.
●	Our ability to operate and expand our business and to respond to changing business and economic conditions will depend on the availability of adequate capital.
●	Our Senior Secured Credit Facilities and our Floor Plan Facility contain restrictive covenants that may impair our ability to access sufficient capital and operate our business.
●	We may not successfully execute or achieve the expected benefits of our cost cutting initiatives. Previous restructuring initiatives may result in asset impairment charges and could adversely affect the Company’s business.

●	We primarily rely on our fulfillment and distribution centers for our retail and e-commerce businesses, and, if there is a natural disaster or other serious disruption at any such facility, we may be unable to deliver merchandise effectively to our stores or customers.
●	Natural disasters, whether or not caused by climate change, unusual weather conditions, epidemic outbreaks, terrorist acts and political events could disrupt business and result in lower sales and otherwise adversely affect our financial performance.
●	We depend on our relationships with third-party providers of services, protection plans, products and resources and a disruption of these relationships or of these providers’ operations could have an adverse effect on our business and results of operations.
●	Because certain of the products that we sell are manufactured abroad, we may face delays, new or increased tariffs, increased cost or quality control deficiencies in the importation of these products, which could reduce our net sales and profitability.
●	A portion of our net income is related to financing, insurance and extended service contracts, which depend on third-party lenders and insurance companies. We cannot assure you that third-party lending institutions will continue to provide financing for RV purchases.
●	If we are unable to retain senior executives and attract and retain other qualified employees, our business might be adversely affected.
●	We are subject to risks associated with leasing substantial amounts of space.
●	Our exclusive brand offerings expose us to various risks.
●	We could incur asset impairment charges for goodwill, intangible assets or other long-lived assets.
●	Our business is subject to numerous federal, state and local regulations and litigation risks, and we have been named in litigation, which has resulted in substantial costs and may result in reputational harm and divert management’s attention and resources.
●	A failure in our e-commerce operations, security breaches and cybersecurity risks could disrupt our business and lead to reduced sales and growth prospects and reputational damage.
●	If we are unable to maintain or upgrade our information technology systems or if we are unable to convert to alternate systems in an efficient and timely manner, our operations may be disrupted or become less efficient.
●	Disruptions or breaches involving our or our third-party providers’ IT Systems or Confidential Information (as defined herein) or our failure to meet increasingly demanding regulatory requirements could interrupt our operations, compromise our reputation, expose us to litigation, government enforcement actions and costly response measures and could have a material adverse effect on our business, financial condition and results of operations.
●	Material weaknesses in our internal control over financial reporting could have a significant adverse effect on our business and the price of our Class A common stock.
●	We are subject to risks associated with our organizational structure.
●	There are risks associated with ownership of our Class A common stock.

BASIS OF PRESENTATION

As used in this Form 10-K, unless the context otherwise requires, references to:

●	“we,” “us,” “our,” “CWH,” the “Company,” “Camping World” and similar references refer to Camping World Holdings, Inc., and, unless referenced as “CWH” or otherwise stated, all of its subsidiaries, including CWGS Enterprises, LLC, which we refer to as “CWGS, LLC” and, unless otherwise stated, all of its subsidiaries.
●	"Active Customer" refers to a customer who has transacted with us in any of the eight most recently completed fiscal quarters prior to the date of measurement. Unless otherwise indicated, the date of measurement is December 31, 2025, our most recently completed fiscal quarter.
●	“Continuing Equity Owners” refers collectively to ML Acquisition, funds controlled by Crestview Partners II GP, L.P. and the Former Profits Unit Holders and each of their permitted transferees that own common units in CWGS, LLC and who may redeem at each of their options their common units for, at our election (determined solely by our independent directors within the meaning of the rules of the New York Stock Exchange who are disinterested), cash or newly-issued shares of our Class A common stock. Direct exchanges of common units in CWGS, LLC by the Continuing Equity Owners with CWH for Class A common stock are included in the reference to “redemptions” in relation to common units in CWGS, LLC.
●	“Crestview” refers to Crestview Advisors, L.L.C., a registered investment adviser to private equity funds, including funds affiliated with Crestview Partners II GP, L.P.
●	“CWGS LLC Agreement” refers to CWGS, LLC’s amended and restated limited liability company agreement, as amended.
●	“Former Equity Owners” refers to those Original Equity Owners controlled by Crestview Partners II GP, L.P. that have exchanged their direct or indirect ownership interests in CWGS, LLC for shares of our Class A common stock in connection with the consummation of our initial public offering (“IPO”).
●	“Former Profits Unit Holders” refers collectively to Brent Moody, Andris A. Baltins and K. Dillon Schickli, who are members of our Board of Directors, and certain other current and former non-executive employees, former executive officers, and former directors, in each case, who held common units of CWGS, LLC pursuant to CWGS, LLC’s equity incentive plan that was in existence prior to our IPO and received common units of CWGS, LLC in exchange for their profits units in CWGS, LLC.
●	“ML Acquisition” refers to ML Acquisition Company, LLC, a Delaware limited liability company that is indirectly controlled by our former Chairman and Chief Executive Officer, Marcus A. Lemonis.
●	“ML Related Parties” refers to ML Acquisition and its permitted transferees of common units.
●	“ML RV Group” refers to ML RV Group, LLC, a Delaware limited liability company, wholly-owned by our former Chairman and Chief Executive Officer, Marcus A. Lemonis.
●	“Original Equity Owners” refers to the direct and certain indirect owners of interests in CWGS, LLC, collectively, prior to the Reorganization Transactions and Recapitalization (as defined in Note 1 – Summary of Significant Accounting Policies and Note 19 – Stockholders’ Equity to our consolidated financial statements included in Part II, Item 8 of this Form 10-K, respectively)

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts contained in this Form 10-K may be forward-looking statements. Statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, including, among others, statements regarding expected new store location openings and closures; sufficiency of our sources of liquidity and capital and potential need for additional financing; future capital expenditures and debt service obligations; refinancing, retirement or exchange of outstanding debt; expectations regarding industry trends and consumer behavior and growth; our product offerings and strategy; inventory management; volatility in sales and potential impact of miscalculating the demand for our products or our product mix; expectations regarding increase of certain expenses in connection with our growth and new or increased tariffs; expectations regarding our cost reduction and restructuring initiatives and expected cost savings, pending litigation, and our plans related to dividend payments, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “can,” “continue,” “could,” “designed,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would” or the negative of these terms or other similar expressions. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including the important factors described in this Form 10-K under Item 1A. Risk Factors and in our other filings with the Securities and Exchange Commission (“SEC”), that may cause our actual results, performance or achievements to differ materially and adversely from those expressed or implied by the forward-looking statements.

Any forward-looking statements made herein speak only as of the date of this Form 10-K, and you should not rely on forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, performance, or achievements reflected in the forward-looking statements will be achieved or occur. We undertake no obligation to update any of these forward-looking statements for any reason after the date of this Form 10-K or to conform these statements to actual results or revised expectations. Additionally, our discussion of ESG issues herein is informed by various standards (including standards for the measurement of underlying data), and the interests of various stakeholders. As such, this discussion may not necessarily be “material” under the federal securities laws for SEC reporting purposes. Furthermore, parts of this information are subject to methodological considerations or information, including from third-parties that are still evolving and subject to change. For example, our disclosures based on any standards may change due to revisions in framework requirements, availability of information, changes in our business or applicable government policies, or other factors, some of which may be beyond our control.

PART I

ITEM 1. BUSINESS

Overview

Camping World Holdings, Inc. (together with its subsidiaries) is America’s largest retailer of RVs and related products and services. Through our Camping World and Good Sam brands, our vision is to make it easy for everyone to enjoy RVing and empower our customers’ joy of travel. We strive to build long-term value for our customers, employees, and stockholders by combining a comprehensive offering of RV products and services with a national network of RV dealerships, service centers and customer support centers. We also believe that our Good Sam organization and family of highly specialized services and plans, including roadside assistance, protection plans and insurance, uniquely enable us to protect our customers on the road ahead. On December 31, 2025, we operated a total of 196 store locations, with all locations selling and/or servicing RVs.

Business Strategy

Purpose	Mission	Vision
To bond people with travel and the outdoors through RVing.	We make it easy for everyone to enjoy RVing.	To be the most trusted RV company in the world by enriching and preserving our customer’s time.

Key elements of our business strategy are:

Offer a Unique and Comprehensive Assortment of RV Products and Services. We believe our product and service offerings represent the best and most comprehensive assortment of services, protection plans, products and resources in the RV industry. We also believe our used RV offering and reconditioning program are best in class and provide us with a unique strategic advantage in the market. Many of our offerings, including our Good Sam services and plans, our exclusive brand RVs, and our digital retail experience through direct.campingworld.com are unique to us and have been developed in collaboration with leading industry suppliers and RV enthusiasts. We believe our size and scale allow us to deliver exceptional value to our customers.

Operate a National Network of RV Dealerships and Service Centers. As of December 31, 2025, we operated a national network of 196 RV dealerships and/or service centers including one location in Elkhart, IN that offers discounted pricing on new RVs based on a factory direct model. The majority of these RV dealerships and service centers are conveniently located off major interstates and highways in key RV markets, staffed with knowledgeable local team members offering expert advice and a comprehensive assortment of RV-related products and services. Our RV dealerships and service centers are a one-stop-shop for everything RV and give RV consumers peace of mind that they can find what they need when they need it in their local market or while traveling throughout the country.

Focus on Customer Service. We believe customer service is a critical component of our business. Our dealerships and service centers are staffed with knowledgeable local team members offering expert advice and a wide assortment of products and services to approximately 4.2 million Active Customers. We currently operate call centers in Denver, CO, Bowling Green, KY, Greenville, NC, and Island Lake, IL. Our call center teams are extensively trained to assist customers with various products and services, including roadside assistance, protection product sales, and RV technician hotline questions, with every team focused on providing an exceptional level of service to our customers.

Leverage Our Resources and Synergies. Our unique and comprehensive assortment of RV products and services, our national network of RV dealerships and service centers, our network of customer service and contact centers, and our online and e-commerce platforms all work together to service our customers and make it easy for everyone to enjoy RVing. When a new customer engages with us, we leverage customized customer relationship management (“CRM”) platforms and proprietary tools, such as the RV Valuator, to actively and intelligently engage, service and promote our wide range of products and services for the RV lifestyle.

Good Sam Mission. Our Good Sam mission is to clear the path ahead and empower our customers’ joy of travel. We aim to accomplish this through the following four pillars:

Our Travel Point of View	Our Products and Services	Our Customer Experience	Our Emotional Benefit
Road trips and outdoor adventures do not need to feel complex. We make these experiences feel effortless.	We design products and services that think ahead to support every part of the journey.	We inspire confidence by being clear about our offerings. We build trust with consistent service.	Our customers experience curiosity, connection, and joy every day on the road.

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

As the RV market contracted from COVID pandemic highs, we consolidated our dealership footprint in certain markets over the course of the past 18 months in order to better align our fixed cost structure to market demand. As a result, our dealership count has declined while earnings and market share have improved. We believe this focus on optimizing our same store base has positioned the Company well to take advantage of the next industry cycle.

Segments and Offerings

We operate two reportable segments: (i) Good Sam Services and Plans and (ii) RV and Outdoor Retail. See Note 23 — Segment Information to our consolidated financial statements included in Part II, Item 8 of this Form 10-K for further information regarding our reportable segments.

The following table presents revenue and gross profit details for our product and service offerings for the year ended December 31, 2025:

	Year Ended December 31, 2025
		Percent of		Percent of
($ in thousands)	Revenue(1)	Revenue	Gross Profit(2)	Gross Profit	Gross Margin
Good Sam Services and Plans	$199,751	3.1%	$115,550	6.2%	57.8%
New vehicles	2,761,149	43.4%	364,908	19.4%	13.2%
Used vehicles	1,970,224	30.9%	364,992	19.4%	18.5%
Products, service and other	756,984	11.9%	355,386	18.9%	46.9%
Finance and insurance, net	639,544	10.0%	639,544	34.1%	100.0%
Good Sam Club	41,497	0.7%	36,772	2.0%	88.6%
Total	$6,369,149	100.0%	$1,877,152	100.0%	29.5%

(1)	Components of revenue are presented after intersegment eliminations.
(2)	Gross profit is presented exclusive of depreciation and amortization, which is presented separately in operating expenses.

Good Sam Services and Plans

Our Good Sam Services and Plans segment consists of programs, plans and services that are geared towards protecting, insuring and promoting the RV & travel lifestyles, and include services such as extended vehicle service contracts, vehicle roadside assistance, property and casualty insurance, travel protection, travel planning and directories, and publications. Because our Good Sam protection plans and programs are often purchased to cover a multiple-year period and are renewable, this area of our business tends to generate high-margin, recurring revenue that is driven both by new and used RV purchases, the installed base of RV owners in the United States, and, more broadly, travelers across any vehicle type. We believe this highly specialized product offering has significant potential to penetrate broader parts of the recreational market, including boating or other powersports, to further empower our customers’ joy of travel, recreation and the outdoors.

Our Good Sam Services and Plans segment offerings include:

Protection Programs Ensuring travelers’ safety and financial security with comprehensive assistance and protection plans.
Emergency Programs Provide immediate aid in critical situations, including Roadside Assistance and Tire Rescue for on-the-road issues and TravelAssist for medical emergencies during travel.

Financial Protection Programs

Offer financial security against unexpected events, encompassing Extended Service Plans for RV maintenance, Good Sam Insurance Agency for tailored insurance solutions, Guaranteed Asset Protection (“GAP”) Insurance, Windshield Protection, and Product Protection Plans for various assets.

Tire & Maintenance Programs

Focus on preventative maintenance and tire care, featuring roof vehicle service contracts, Paint & Fab to maintain the visual aesthetic, and Tire & Wheel Protection to safeguard against tire-related mishaps and tire sales for replacement needs.

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

RV and Outdoor Retail

Our RV and Outdoor Retail segment consists of all aspects of our RV dealership operations, which includes selling new and used RVs, assisting with the financing of new and used RVs, selling protection and insurance related services and plans for RVs, servicing and repairing new and used RVs, installing RV parts and accessories, and selling RV and outdoor related products, parts and accessories. Within our RV and Outdoor Retail business, we also operate the Good Sam Club, which we believe is the largest membership-based RV organization in the world, with approximately 1.6 million paid members as of December 31, 2025, excluding the free basic tier members. Membership benefits include, among other benefits, a loyalty program where points can be redeemed for Camping World products and RV service, a variety of discounts at Camping World and Good Sam, in addition to partner campgrounds, fuel stations, and more, all of which we believe enhance the RV experience, drive customer engagement and loyalty, and provide cross-selling opportunities for our other products and services. A map depicting our national network of 196 RV dealerships and service centers as of December 31, 2025 is provided below:

* Source: Statistical Surveys Inc.

RV and Outdoor Retail segment offerings include:

•	New and Used Vehicles. We offer a wide selection of new and used RVs across a range of price points, classes and floor plans. The table below contains a breakdown of our new RV unit sales and average selling price by RV class for 2025. Sales of new vehicles represented 43.4%, 46.3% and 41.4% of total revenue for 2025, 2024 and 2023, respectively. Sales of used vehicles represented 30.9%, 26.5% and 31.8% of total revenue for 2025, 2024, and 2023, respectively. New vehicles sold represented 53.9%, 58.0% and 50.8% of total vehicles sold for 2025, 2024 and 2023, respectively. Used vehicles sold represented 46.1%, 42.0% and 49.2% of total vehicles for 2025, 2024, and 2023, respectively.

(1)	Source: RV Industry Associations’ survey of manufacturers.
(2)	Source: Statistical Surveys, Inc.
•	Vehicle financing. Through arrangements with third-party lenders we are able to facilitate financing for most of the new and used RVs we sell through our store locations. Generally, our financing transactions are structured through long-term retail installment sales contracts with terms of up to 20 years, which we enter into with our customers on behalf of our third-party lenders. The retail installment sales contracts are then assigned on a non-recourse basis, with the third-party lender assuming underwriting and credit risk. In 2025, we facilitated financing transactions for approximately 80.0% of our total new units sold and 73.5% of our total used units sold for which we earn a commission from the third-party lender.
•	Protection Plans. We offer and sell a variety of protection plans and services to the purchasers of our RVs as part of the delivery process, as well as GAP, tire and wheel, roof, extended service, and paint and fabric protection plans. These products are primarily underwritten and administered by independent third parties, and we are primarily compensated on a commission basis.
•	Repair and Maintenance. We offer RV repair and maintenance services at the majority of our store locations. With approximately 2,800 RV service bays across our national footprint, we are equipped to offer comprehensive repair and maintenance services for most RV components. In

2025, we temporarily suspended our Good Sam RV ProCare mobile RV service as we make changes to optimize profitability and improve the customer experience.
•	RV parts, accessories and installation services. We offer a wide range of RV parts, equipment, supplies and accessories at our store locations and through our e-commerce business. These products include towing and hitching products, satellite and GPS systems, electrical and lighting products, appliances and furniture, and other products for inside the RV, at the campsite, and around the campground. Our full-service repair facilities enable us to install all parts and accessories that we sell in our store locations. We believe our ability to both sell and install parts and accessories affords us a competitive advantage over online and big box retailers that do not have service centers designed to accommodate RVs, and over RV dealerships that do not offer a comprehensive selection of parts and accessories.
•	Collision repair and restoration. We offer collision repair services, including fiberglass front and rear cap replacement, windshield replacement, interior remodel solutions, and paint and body work, at many of our store locations, including numerous with full body paint booths. We perform collision repair services for a number of insurance carriers.
•	Good Sam Club. The Good Sam Club is a prepaid subscription membership organization that offers a points-based loyalty program, where points can be earned from purchases of our products and services and redeemed for savings on future purchases of our products and services. In addition to the standard paid membership, we offer an elite paid membership with enhanced rewards. The Good Sam Club also offers savings on a variety of products and services, including discounts on nightly rates at affiliated Good Sam RV parks and other benefits related to the RV lifestyle. We believe the Good Sam Club is the largest membership-based RV enthusiast organization in the world. As of December 31, 2025, there were approximately 1.6 million paid members in our Good Sam Club, excluding the free basic tier members. The free basic tier of the Good Sam Club was introduced in 2024 and does not include most of the paid membership benefits, but allows these members to earn points at a lower rate compared to the paid membership.
•	Co-branded credit cards. We contract with Bread Financial and Visa to offer four distinct card products: Good Sam Travel Visa® Credit Card, Good Sam Rewards Visa® Credit Card, Coast to Coast Visa® Credit Card, and Good Sam Rewards Credit Card (private label). Depending on the card type, cardholders receive enhanced rewards points, referred to as Good Sam Rewards, for money spent in-store and online at our family of brands as well as at campgrounds, grocery stores, gas stations, EV charging stations, and anywhere else Visa® is accepted. As of December 31, 2025, we had approximately 152,000 issued and open Good Sam branded credit card accounts.
•	RV Rentals. We facilitate an RV rental platform that connects travelers with RV owners, allowing for a flexible and personal RV experience.

Vehicle Sourcing and Dealer Agreements

We acquire new RVs for retail sale directly from the original equipment manufacturer. Our strategy is to partner with financially sound manufacturers that make high quality products, have adequate manufacturing capacity and distribution, and maintain an appropriate product mix. We have strategic relationships with leading RV manufacturers, including Thor Industries, Inc. and Forest River, Inc. As of December 31, 2025, Thor Industries and Forest River accounted for approximately 58.4% and 34.4%, respectively, of our new RV inventory. In certain instances, our manufacturing partners produce exclusive brand products exclusively available at our RV dealerships and through our e-commerce platforms.

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

We primarily acquire used RVs through customer trade-ins and private party purchases or consignments. Our private party purchases and consignments are acquired through our dealership locations and our call center team in Mesa, AZ, and supported by proprietary tools such as our RV Valuator pricing tool and our virtual self-inspection process. We generally recondition used RVs acquired for retail sale in our parts and service departments. Historically, used RVs that we have not sold at our RV-centric store locations generally have been sold through other channels at wholesale prices.

We finance the purchase of substantially all of our new RV inventory from manufacturers through our Floor Plan Facility. Used vehicles may also be financed through our Floor Plan Facility. For more information on our Floor Plan Facility, see “Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Description of Senior Secured Credit Facilities and Floor Plan Facility” included in Part II, Item 7 of this Form 10-K and Note 4 — Inventories and Floor Plan Payables to our consolidated financial statements included in Part II, Item 8 of this Form 10-K.

Marketing and Advertising

The lifestyle element of the RV industry and the multi-year nature of many of our products and services provides the opportunity to build long-term relationships with our customers. Our marketing strategies are focused on developing awareness around our brands, products and services, and driving traffic to our stores and websites, and we utilize a combination of digital, social, email, direct mail, print materials, and traditional media, as well as online inventory listings to accomplish this. As part of our marketing efforts, we maintain a proprietary database of individuals and customer purchasing data that we utilize for omnichannel campaigns. As of December 31, 2025, this database contained over 38.9 million unique contacts. In addition, we enter into sporting event sponsorships from time to time where we believe there to be a significant demographic overlap with RV and outdoor enthusiasts. Our Ultimate RV Show has evolved to be a multi-channel experience that is both online and in store locations and we have become Costco’s exclusive RV partner for its auto program. These shows and Costco auto program provide a strategic opportunity to expose first-time buyers and existing RV and outdoor enthusiasts to our products and services.

Trademarks and Other Intellectual Property

We own a variety of registered trademarks and service marks related to our brands and our services, protection plans, products and resources, including Good Sam, Camping World, and Overton’s. We also own the copyrights to certain articles in our publications and numerous domain names, including www.goodsamclub.com, www.campingworld.com, www.rv.com, www.rvs.com, www.rvrentals.com, direct.campingworld.com, and www.wildsam.com, among others. We believe that our trademarks and other intellectual property have significant value and are important to our marketing efforts. We do not know of any material pending claims of infringement or other challenges to our right to use our intellectual property in the United States or elsewhere. For additional information regarding our intellectual property, see Note 8 – Goodwill and Intangible Assets to our consolidated financial statements included in Part II, Item 8 of this Form 10-K.

Human Capital Resources

Our Talent

As of December 31, 2025, we had 11,144 full-time and 283 part-time or seasonal employees. None of our employees are represented by a labor union or are party to a collective bargaining agreement, and we have had no labor-related work stoppages. We believe that our employee relations are generally good.

Development

Throughout 2025, we have continued to focus on enhancing and evolving our training offerings by expanding course content, refining delivery methods, and aligning programs closely with business needs. This ongoing investment is intended to strengthen core capabilities and support consistent execution across the organization. We delivered a broad portfolio of professional development opportunities, including in-person and virtual training programs, reaching approximately 1,200 participants. These facilitated sessions complement our e-learning courses that include role-based and compliance-oriented training. Additionally, we are investing in flexible technology solutions for our employees to engage in training programs in their location. Collectively, these efforts reflect a commitment to developing talent, strengthening leadership, and driving performance across the organization.

Inclusion and Belonging

We believe that our Company and our brand should be welcoming to the wide array of outdoor enthusiasts and our culture should promote respect and dignity of all humans. While it is our policy not to make decisions regarding hiring, promotion or compensation on the basis of any legally protected characteristics, including race or gender, we seek to promote inclusion of individuals, regardless of background, through legally compliant manners.

Community Engagement

Since 2013, we have operated the Project Good Samaritan initiative, which encourages our associates to perform eight hours of volunteer work per quarter for a cause that is meaningful to them. This can include local soup kitchens, food pantries, home building, meal distribution, recycling programs, homeless shelters, and veteran programs. Employees receive paid time off for these volunteer hours.

In 2025, we included a requirement that the volunteer activity be with a 501(c)(3) Nonprofit Organization and we had 362 team members either receive paid time off for preventative care visits or volunteer activities in their communities for a total of 2,391 hours.

In 2024, we added up to 4 hours per year for full-time team members to receive paid time off to support their own personal health. This can include time away from work for eligible preventive care services, such as annual wellness visits, annual bloodwork or medical tests, recommended cancer screenings, vaccinations and immunizations, and routine eye and dental visits.

Health and Safety

We maintain a safety program to provide a safe and healthful workplace for our employees. We strive to comply with all health and safety standards that pertain to our operations. We have created and implemented processes to identify, reduce or eliminate physical hazards from the work environment, improve safety communication and train employees on safe work practices.

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

Seasonality

Historically, our business has been seasonal. Since RVs are primarily used by vacationers and campers during times of warmer weather, demand for our products and services tends to be highest in the spring and summer months and lowest in the winter months. As a result, our revenue and profitability has historically been higher in the second and third quarters than in the first and fourth quarters. On average over the last three years ended December 31, 2025, we generated 30.4% and 28.1% of our annual revenue in the second and third quarters, respectively, and 22.8% and 18.7% in the first and fourth quarters, respectively. For further discussion, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Seasonality” in Item 7 of Part II of this Form 10-K.

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

We may use our official LinkedIn account at the handle @CampingWorld and the LinkedIn account of our Chief Executive Officer at the handle @MatthewWagner, as distribution channels of material information about the Company and for complying with our disclosure obligations under Regulation FD. The information we post through this social media channel may be deemed material. Accordingly, investors should subscribe to these accounts, in addition to following our press releases, SEC filings and public conference calls and webcasts. Social media channels may be updated from time to time. The information we post through these channels is not a part of this Annual Report on Form 10-K.

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

Decreases in Active Customers, average spend per customer, or retention and renewal rates for our Good Sam services and plans has, at times, negatively affected and could in the future negatively affect our financial performance, and a prolonged period of depressed consumer spending could have a material adverse effect on our business. For instance, our Active Customers declined in 2025. In prior years and to some extent in 2025, promotional activities and decreased demand for consumer products affected our profitability and margins, and this negative impact could return or worsen in future periods. In addition, adverse economic conditions may result in an increase in our operating expenses due to, among other things, higher costs of labor, energy, equipment and facilities, as well as higher tariffs. Due to fluctuations in the U.S. economy, our sales, operating and financial results for a particular period are difficult to predict, making it difficult to forecast results for future periods. Additionally, we are subject to economic fluctuations in local markets that may not reflect the economic conditions of the U.S. economy. Any of the foregoing factors could have a material adverse effect on our business, financial condition and results of operations.

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

Our business is affected by the availability of financing to us and our customers. Generally, RV dealers, including us, finance their purchases of inventory. As of December 31, 2025, we had up to $2.15 billion in maximum borrowing capacity under our Ninth Amended and Restated Credit Agreement for floor plan financing (the “Floor Plan Facility”) (see Note 4 ─ Inventories and Floor Plan Payables to our consolidated financial statements included in Part II, Item 8 of this Form 10-K). A decrease in the availability of this type of wholesale financing or an increase in the cost of such wholesale financing could prevent us from carrying adequate levels of inventory, which may limit product offerings and could lead to reduced revenues.

Furthermore, many of our customers finance their RV purchases. Consumer credit market conditions continue to influence demand, especially for RVs, and may continue to do so. Deteriorating economic conditions due to factors including heightened inflation, higher interest rates, increased unemployment, financial market uncertainty, decreases in disposable income, declines in consumer confidence, tariffs, economic slowdowns or recessions have negatively impacted and may in the future negatively impact credit conditions or credit worthiness of our customers, and adversely affect the ability of consumers to finance potential purchases at acceptable terms and interest rates. For instance, higher interest rates have limited the amount of financing that certain customers qualify for when purchasing a new or used RV. This has resulted and could in the future result in a decrease in sales of our products and have a material adverse effect on our business, financial condition and results of operations.

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

In the future, new government regulations could require us to sell RVs and other products that rely on alternative energy sources or prohibit consumers from purchasing products that rely on fuel or other traditional energy sources. For example, regulations passed in December 2021 by the California Air Resources Board (“CARB”) will prohibit the sale of gas-powered generators in California beginning in 2028. Additionally, CARB approved the Advanced Clean Trucks regulation in March 2021, which places requirements on RV manufacturers that are expected to prevent many new diesel RV models from being sold in California (and in states that have adopted the California standard) beginning with the 2024 model year. However, consistent with President Trump’s January 20, 2025 executive order titled “Unleashing American Energy”, Congress approved resolutions under the Congressional Review Act (CRA) that revoked waivers from the United States Environmental Protection Agency (“EPA”) that previously allowed California to adopt the Advanced Clean Truck regulation and other greenhouse gas (“GHG”) emissions regulations that are stricter than federal regulations. Although Trump signed the CRA Resolutions in June 2025, they remain subject to judicial challenges and it is unclear whether California’s Advanced Clean Trucks regulation remains enforceable. In addition, Trump’s executive order called for creation of a new, and likely less stringent, federal vehicle emissions standards and the EPA proposed new regulations in August 2025 that would repeal previously adopted regulations on vehicle GHG emissions. It is currently unclear whether such regulations will be adopted and, if adopted, whether they would survive likely judicial challenges. However, if current EPA and CARB regulations relating to vehicle emissions and energy sources remain in place, or become more stringent in the future, we may not have offerings available to satisfy such requirements or such alternative energy sources could be less desirable to our customers or result in reduced towing capacity, which may reduce demand or lower margins and adversely affect our business, financial condition or results of operations.

Our success depends to a significant extent on the well-being, as well as the continued popularity and reputation for quality, of our manufacturers, particularly Thor Industries, Inc. and Forest River, Inc.

Thor Industries, Inc. and Forest River, Inc. supplied approximately 58.4% and 34.4%, respectively, of our new RV inventory as of December 31, 2025. We depend on our manufacturers to provide us with products that compare favorably with competing products in terms of quality, performance, safety and advanced features. Any adverse change in the production efficiency, product development efforts, technological advancement, marketplace acceptance, reputation, marketing capabilities or financial condition of our manufacturers, particularly Thor Industries, Inc. and Forest River, Inc., could have a substantial adverse impact on our business. Any difficulties encountered by any of these manufacturers, resulting from economic, financial, or other factors, could adversely affect the quality and amount of products that they are able to supply to us, and the services and support they provide to us.

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

We cannot be certain that historical consumer preferences for RVs in general, and any related products, will remain unchanged. RVs are generally used for recreational purposes, and demand for our products may be adversely affected by competition from other activities that occupy consumers’ leisure time and by changes in consumer lifestyle, usage pattern, or taste. Similarly, an overall decrease in consumer leisure time may reduce consumers’ willingness to purchase our products. During the COVID-19 pandemic, we experienced significant acceleration in our in-store traffic and revenue trends in May 2020 continuing into the quarter ended June 30, 2021 and demand for new and used vehicles remained elevated through the remainder of 2021 and into the beginning of 2022. The industry saw an influx of new first-time participants because RVs allowed people to travel in a safe and socially distant manner during the COVID-19 crisis. These trends are no longer prevalent and may not recur in the future. Over the past several years, we have seen a shift in our overall sales mix towards new travel trailer vehicles, which, prior to the COVID-19 pandemic, had led to declines in our average selling price of a new vehicle unit. From 2015 to 2025, new vehicle travel trailer units as a percent of total new vehicles increased from 62% to 79% of total new vehicle unit sales. From 2015 to 2025, our average selling price of a new vehicle unit decreased 8%, from $39,853 to $37,083, as the higher mix of lower priced travel trailers was partially offset by higher inflation over that period. As a result of the lower industry supply of travel trailers and motorhomes for much of 2021, both average cost and average sales price increased in 2022 and 2021, but average selling price began to decrease in 2023 and continued through 2025. During 2025, average sales price and average cost of new vehicles decreased 7% and 6%, respectively.

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

The expansion into new, unfamiliar markets, businesses, product lines or categories presents increased risks that may prevent us from being profitable in any such new markets, businesses, product lines or categories. Delays in opening new store locations, including greenfield locations and acquisitions, on anticipated timelines or at all, could have a material adverse effect on our business, financial condition and results of operations.

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

The expansion into new markets, businesses, products or categories may not be supported adequately by our current resources, personnel and systems, and may also create new distribution and merchandising challenges, including additional strain on our distribution centers, an increase in information to be processed by our management information systems and diversion of management attention from existing operations. To the extent that we are not able to meet these additional challenges, our sales could decrease, and our operating expenses could increase, which could have a material adverse effect on our business, financial condition and results of operations.

Finally, the size, timing, and integration of any future new store location openings, including greenfield locations and acquisitions, or the acquisition of new businesses, product lines or categories may cause substantial fluctuations in our results of operations from quarter to quarter. Consequently, our results of operations for any quarter may not be indicative of the results that may be achieved for any subsequent quarter or for a full fiscal year. These fluctuations could adversely affect the market price of our Class A common stock.

As a result of the above factors, we cannot assure you that we will be successful in operating store locations in new markets or acquiring new businesses, product lines or categories on a profitable basis, and our failure to do so could have a material adverse effect on our business, financial condition and results of operations.

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

Failure to maintain the strength and value of our brands and reputation could have a material adverse effect on our business, financial condition and results of operations.

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

In addition, our brands and reputation are increasingly vulnerable to the effects of negative commentary, reviews, or viral content on social media platforms and online review sites, which may spread rapidly and be difficult to counter. Consumer purchasing decisions for high-value products like RVs are often influenced by online reviews, social media commentary, and third-party ratings, and negative information-whether or not accurate-could deter potential customers, reduce sales, and diminish the value of our brands. We also use social media channels, including TikTok, Facebook, and YouTube, to communicate with consumers; any failure to appropriately manage our social media presence, respond to negative posts in a timely manner, or accurately convey information through these channels could result in brand damage, customer dissatisfaction, or regulatory scrutiny.

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

On average, over the three years ended December 31, 2025, we generated 30.4% and 28.1% of our annual revenue in the second and third fiscal quarters, respectively, which include the spring and summer months. We have historically incurred additional expenses in the second and third fiscal quarters due to higher purchase volumes, increased staffing in our store locations and program costs. If, for any reason, we miscalculate the demand for our products or our product mix during the second and third fiscal quarters, our sales in these quarters could decline, resulting in higher labor costs as a percentage of sales, lower margins and excess inventory, which could have a material adverse effect on our business, financial condition and results of operations. Additionally, selling, general, and administrative (“SG&A”) expenses as a percentage of gross profit tend to be higher in the first and fourth quarters due to the seasonality of our business.

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

From time to time, we engage in cost cutting or restructuring initiatives to try to streamline our organizational footprint. These initiatives may not have the intended benefits and may result in unintended consequences and costs, such as the loss of institutional knowledge and expertise, attrition beyond the intended number of employees impacted by any reduction in force, and decreased morale among our remaining employees. We also may be unable to terminate or sublet applicable leases or reduce IT costs related to such initiatives, which has occurred in connection with recent restructuring initiatives. If we are unable to realize the anticipated benefits from our cost cutting or restructuring initiatives, or if we experience significant adverse consequences from such initiatives, our business, financial condition, and results of operations may be materially adversely affected.

We primarily rely on our fulfillment and distribution centers for our retail and e-commerce businesses, and, if there is a natural disaster or other serious disruption at any such facility, we may be unable to deliver merchandise effectively to our stores or customers.

We handle almost all of our e-commerce orders and distribution to our retail stores through fulfillment and distribution facilities (see “Item 2. Properties” under Part I of this Form 10-K). Any natural disaster or other serious disruption at any such facility due to fire, tornado, earthquake, flood or any other cause could damage our on-site inventory or impair our ability to use such distribution and fulfillment center. While we maintain business interruption insurance, as well as general property insurance, the amount of insurance coverage may not be sufficient to cover our losses in such an event. Any of these occurrences could impair our ability to adequately stock our stores or fulfill customer orders and harm our results of operations.

Natural disasters, whether or not caused by climate change, unusual weather conditions, epidemic outbreaks, terrorist acts and political events could disrupt business and result in lower sales and otherwise adversely affect our financial performance.

The occurrence of one or more natural disasters, such as tornadoes, hurricanes, fires, droughts, floods, hail storms and earthquakes, unusual weather conditions, epidemic outbreaks or other public health crises, terrorist attacks or disruptive political events in certain regions where our stores are located could adversely affect our business and result in lower sales, or could impact the degree to which travel and recreational activities remain attractive, either of which could have a material adverse effect on our business, financial condition, and results of operations. Severe weather, such as heavy snowfall or extreme temperatures, may discourage or restrict customers in a particular region from traveling to our stores or utilizing our products, thereby reducing our sales and profitability. Natural disasters including tornadoes, hurricanes, droughts, floods, hailstorms and earthquakes may damage our stores or other operations, which may materially adversely affect our consolidated financial results. In addition to business interruption, our retail business is subject to substantial risk of property loss due to the concentration of property at our store locations. Climate change and other environmental and social pressures may impact the frequency and/or intensity of such events as well as cause chronic changes, such as changes in temperature or precipitation patterns or sea-level rise, that may also have an adverse impact on our operations, including but not limited to a change in consumer behavior, including with respect to the degree to which travel and recreational activities remain attractive. To the extent these events also impact one or more of our key suppliers or result in the closure of one or more of our distribution centers or our corporate headquarters, we may be unable to maintain inventory balances, maintain delivery schedules or provide other support functions to our stores. Our insurance coverage may also be insufficient to cover all losses related to such events, or changing climatic conditions may make it so that we are not able to obtain sufficient insurance coverage on terms that we find acceptable. Any of these events could have a material adverse effect on our business, financial condition and results of operations.

We depend on our relationships with third-party providers of services, protection plans, products and resources and a disruption of these relationships or of these providers’ operations could have an adverse effect on our business and results of operations.

Our business depends in part on developing and maintaining productive relationships with third-party providers of services, protection plans, products and resources that we market to our customers. During the year ended December 31, 2025, we sourced our products from over 1,300 domestic and international vendors. Additionally, we rely on certain third-party providers to support our services, protection plans, products and resources, including insurance carriers for our property and casualty insurance and extended service contracts, banks and captive financing companies for vehicle financing and refinancing, Comenity Capital Bank as the issuer of our co-branded credit cards, and a tow provider network for our roadside assistance programs. We cannot accurately predict when, or the extent to which, we will experience any disruption in the supply of products from our vendors or suppliers or services from our third-party providers. Any such disruption could negatively impact our ability to market and sell our services, protection plans, products and resources, which could have a material adverse effect on our business, financial condition and results of operations. In addition, Comenity Capital Bank could decline to renew our services agreement or become insolvent and unable to perform our contract, and we may be unable to timely find a replacement bank to provide these services.

We depend on merchandise purchased from our vendors to obtain products for our store locations. We have contractual arrangements providing for continued supply from two of our key vendors; however, our other vendors may discontinue selling to us at any time. Changes in commercial practices of our key vendors or manufacturers, such as changes in vendor support and incentives or changes in credit or payment terms, could also negatively impact our results. If we lose one or more key vendors or are unable to promptly replace a vendor that is unwilling or unable to satisfy our requirements with a vendor providing equally appealing products at comparable prices, we may not be able to offer products that are important to our merchandise assortment.

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

A portion of the products that we purchase for resale, including those purchased from domestic suppliers, is manufactured abroad in China, Mexico and other countries. In addition, we believe most of our non-RV exclusive brand merchandise is manufactured abroad. Additionally, many of our U.S.-based suppliers source some of their components from these countries, which could result in higher procurement costs from U.S.-based suppliers. In 2025, our costs applicable to revenue included the costs of directly sourced inventory from China, Mexico, and Canada of approximately $37.5 million, $10.5 million and $2.3 million, respectively.

Trade tensions between the United States and China, Mexico, Canada, Russia and other countries have escalated in recent years. We may not be able to mitigate the impacts of any future tariffs or trade restrictions, and our business, results of operations and financial position would be materially adversely affected. As a result, our foreign imports, in particular imports from China and Mexico, subject us to the risks of changes in, or the imposition of new import tariffs, duties or quotas, new restrictions on imports, loss of “most favored nation” status with the United States for a particular foreign country, antidumping or countervailing duty orders, retaliatory actions in response to illegal trade practices, work stoppages, delays in shipment, trade route challenges due to global political tensions, freight expense increases, product cost increases due to foreign currency fluctuations or revaluations and economic uncertainties. If any of these or other factors were to cause a disruption of trade from the countries in which our vendors or the suppliers of our vendors are located or impose additional costs in connection with the purchase of our products, we may be unable to obtain sufficient quantities of products to satisfy our requirements and our results of operations could be adversely affected.

Additionally, some stakeholders have expectations that companies monitor the environmental and/or social performance of their value chains, including compliance with a variety of labor practices and end of life considerations. Compliance with emerging expectations and regulations can be costly, require us to establish or augment programs to diligence or monitor our suppliers, or, in the case of legislation such as the Uyghur Forced Labor Prevention Act, to design supply chains to avoid certain regions altogether. To the extent that any foreign manufacturers which supply products to us directly or indirectly utilize quality control standards, labor practices or other practices that vary from those legally mandated or commonly accepted in the United States, we could be hurt by a variety of adverse impacts, including but not limited to any resulting negative publicity or, in some cases, face potential liability or a denial of import for our products.

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

Furthermore, new and used vehicles may be sold and financed through retail installment sales contracts entered into between us and third-party purchasers. Prior to entering into a retail installment sales contract with a third-party purchaser, we typically have a commitment from a third-party lender for the assignment of such retail installment sales contract, subject to final review, approval and verification of the retail installment sales contract, related documentation and the information contained therein. Retail installment sales contracts are typically assigned by us to third-party lenders simultaneously with the execution of the retail installment sales contracts. Contracts in transit represent amounts due from third-party lenders from whom pre-arranged assignment agreements have been determined, and to whom the retail installment sales contracts have been assigned. We recognize revenue from the sale of new and used vehicles upon completion of the sale to the customer. Conditions to completing a sale include having an agreement with the customer, including pricing, whereby the sales price must be reasonably expected to be collected and having control transferred to the customer. Funding from the third-party lender is provided upon receipt, final review, approval and verification of the retail installment sales contract, related documentation and the information contained therein. Retail installment sales contracts are typically funded within ten days of the initial approval of the retail installment sales contract by the third-party lender. Contracts in transit are included in current assets in our consolidated financial statements included in Item 8 of Part II of this Form 10-K and totaled $53.3 million and $61.2 million as of December 31, 2025 and December 31, 2024, respectively. Any defaults on these retail installment sales contracts could have a material adverse effect on our business, financial condition and results of operations.

If we are unable to retain senior executives and attract and retain other qualified employees, our business might be adversely affected.

Our success depends in part on our ability to attract, hire, train and retain qualified managerial, sales, marketing, and service personnel. Competition for these types of personnel is high. We may be unsuccessful in attracting and retaining the personnel we require to conduct our operations successfully and, in such an event, our business could be materially and adversely affected. Our success also depends to a significant extent on the continued service and performance of our senior management team. The loss of any member of our senior management team, or our failure to successfully manage any retirements or transitions in senior management or the integration of senior management into new roles could impair our ability to execute our business plan and could therefore have a material adverse effect on our business, results of operations and financial condition.

For example, in December 2025, Marcus A. Lemonis, our then Chairman and Chief Executive Officer, announced his retirement from his role and the Board of Directors effective December 31, 2025, following which he transitioned to the non-executive role of Co-Founder and Special Advisor for a term through December 31, 2026. Effective January 1, 2026, Matthew D. Wagner was appointed as our Chief Executive Officer and as a member of the Board of Directors. Mr. Wagner will also continue to serve as our President and principal operating officer. Additionally, effective January 1, 2026, Brent Moody was appointed as Chairman of the Board.

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

Our exclusive brand offerings expose us to various risks.

We expect to continue to grow our exclusive brand offerings, sometimes referred to as private brand offerings or contract manufacturing, through a combination of brands that we own and brands that we license from third parties. We have invested in our development and procurement resources and marketing efforts relating to these exclusive brand offerings. Although we believe that our exclusive brand products offer value to our customers at each price point and provide us with higher gross margins than comparable third-party branded products we sell, the expansion of our exclusive brand offerings also subjects us to certain specific risks in addition to those discussed elsewhere in this section, such as:

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

An increase in sales of our exclusive brands may also adversely affect sales of our vendors’ products, which may, in turn, adversely affect our relationship with our vendors. Our failure to adequately address some or all of these risks could have a material adverse effect on our business, results of operations and financial condition.

We could incur asset impairment charges for goodwill, intangible assets or other long-lived assets.

We have a significant amount of goodwill, intangible assets and other long-lived assets. At least annually, we review goodwill for impairment. Long-lived assets, operating lease assets, identifiable intangible assets and goodwill are also reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable from future cash flows. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. If the carrying value of a long-lived asset is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value. Our determination of future cash flows, future recoverability and fair value of our long-lived assets as well as the reporting unit fair value used in our goodwill analysis include significant estimates and assumptions. Changes in those estimates or assumptions or lower than anticipated future financial performance may result in the identification of an impaired asset and a noncash impairment charge, which could be material. See Note 5 — Restructuring and Long-Lived Asset Impairment to our consolidated financial statements included in Item 8 of Part II of this Form 10-K for a discussion of impairment charges for the year ended December 31, 2025. We may in the future identify additional impairment charges and any such charges could adversely affect our business, financial condition and results of operations.

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

We and the RVs we sell are subject to environmental regulations that may adversely impact us. For example, regulations passed in December 2021 by the CARB will prohibit the sale of gas-powered generators in California beginning in 2028. Additionally, CARB approved the Advanced Clean Trucks regulation in March 2021, which places requirements on RV manufacturers that are expected to prevent many new diesel RV models from being sold in states that have adopted the regulation beginning with the 2024 model year. See Item 1A, “Risk Factors ― Fuel shortages, high prices for fuel, or changes in energy sources could have a negative effect on our business.” for additional information on these regulations and recent actions by the Trump Administration impacting such regulations. We may not have offerings available to satisfy any such requirements or such alternative energy sources could be less desirable to our customers or result in reduced towing capacity, which may reduce demand or lower margins and adversely affect our business, financial condition or results of operations.

Our business is also affected by other laws and regulations including, but not limited to, labor (including federal and state minimum wage and overtime requirements), advertising, real estate, promotions, quality of services, intellectual property, tax, import and export, anti-corruption, anti-competition, environmental, health and safety. Our multi-state presence and variable compensation structure adds complexity to our payroll calculation and compliance efforts. Any failure or perceived failure by us to comply with wage and hour laws, rules, regulations, and other requirements could result in proceedings or actions against us by employees or groups of employees, or governmental agencies. We have incurred and in the future could incur significant costs in investigating and defending such claims and have paid and may in the future pay significant settlement amounts, damages or fines, particularly if we are found liable in such proceedings. The foregoing could materially adversely affect our business, results of operations, and financial condition.

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

We offer extended service contracts and guaranteed asset protection (“GAP”) insurance that may be purchased as a supplement to the original purchaser’s warranty. These products are subject to complex federal and state laws and regulations. There can be no assurance that regulatory authorities in the jurisdictions in which these products are offered will not seek to regulate or restrict these products. Failure to comply with applicable laws and regulations, including with respect to the transfer of administration and liability obligations associated with these extended service contracts to a third party upon purchase by the customer, could result in fines or other penalties including orders by state regulators to discontinue sales of the warranty products in one or more jurisdictions. Such a result could materially and adversely affect our business, results of operations and financial condition.

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

Our operations involve the use, handling, storage and contracting for recycling and/or disposal/discharge of materials such as motor oil and filters, transmission fluids, antifreeze, refrigerants, paints, thinners, batteries, cleaning products, lubricants, degreasing agents, tires and propane. Consequently, our business is subject to a complex variety of federal, state and local requirements that regulate the environment, public health and safety, and we may incur significant costs to comply with such requirements, which costs may increase if existing laws and regulations are revised or reinterpreted or if new laws and regulations become applicable to our operations. Certain of our operations may also require permits or other approvals, which may delay our ability to execute on portions of our business strategy. Our failure to comply with these regulations could cause us to become subject to fines and penalties or otherwise have an adverse impact on our business. In addition, we indemnify certain of our landlords for any hazardous waste which may be found on or about property we lease that may become the subject of a claim arising during or after our lease term. Certain environmental laws may impose liability on us, as the owner or operator, for environmental contamination at our properties without regard to whether we knew of or caused the contamination or the legality of the release or disposal action at the time of its occurrence. If any such contamination were to be found on property that we occupy, a claim giving rise to our liability could have a negative effect on our business, financial condition and results of operations.

Our operations are subject to a series of risks related to climate change and other environmental, social, and governance (“ESG”) matters.

There is scrutiny from investors, customers, policymakers, and other stakeholders regarding companies’ management of ESG matters, such as climate change and human capital. For example, there are varying expectations on fuel economy, GHG emissions, and other aspects of our products. We may not have offerings available to satisfy such requirements or such alternative energy sources could be less desirable to our customers or result in reduced towing capacity, which may reduce demand or lower margins and adversely affect our business, financial condition or results of operations.

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

Expectations around the company’s management of ESG matters continues to evolve rapidly, in many instances due to factors that are out of our control. Any voluntary efforts we engage in (including disclosures, certifications, goals, or others) to improve the ESG profile of our company and/or products may be costly and may not have the desired effect. Moreover, various stakeholders have different, and at times conflicting, expectations. For example, while some policymakers (such as the State of California) have adopted requirements for various disclosures or actions on environmental and social matters, (including GHG metrics and others described above in “—Fuel shortages, high prices for fuel, or changes in energy sources could have a negative effect on our business”), policymakers in other jurisdictions have sought to constrain companies’ consideration of such matters in certain circumstances. Both advocates and opponents to certain ESG matters are increasingly resorting to a range of activism forms, including media campaigns and litigation, to advance their perspectives. We may be required to incur costs to manage ESG matters or navigate stakeholder expectations regarding same, and any failure to address such expectations (including legal requirements) may result in reputational damage, as well as impacts to our ability to attract and retain employees or customers, regulatory or investor engagement, or other adverse impacts. This and other stakeholder expectations will likely lead to increased costs as well as scrutiny that could heighten all of the risks identified in this risk factor. All of these risks may also impact our suppliers or customers, which may indirectly impact our business, financial condition, or results of operations.

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

In addition, there is no guarantee that we will be able to expand our e-commerce business. Our competitors may have e-commerce businesses that are substantially larger and more developed than ours, which places us at a competitive disadvantage. Although we continually update our websites, we may not be successful in implementing improved website features and there is no guarantee that such improvements will expand our e-commerce business. If we are unable to expand our e-commerce business, our growth plans may suffer, and the price of our Class A common stock could decline.

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

We expect cyberattacks to accelerate going forward. Threat actors are becoming more sophisticated and difficult to anticipate or deflect as they increasingly use tools and techniques, including artificial intelligence designed to circumvent security controls, to avoid detection, and to remove forensic evidence that may be needed to effectively identify, investigate and remediate attacks. As a result, we may be unable to detect, investigate, remediate or recover from future attacks or incidents, or to avoid a material adverse impact to our IT Systems, Confidential Information, or business. In addition, we regularly identify and track known security vulnerabilities in software and systems but cannot guarantee that patches or mitigating measures will be applied before vulnerabilities can be exploited by a threat actor. There can also be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our IT Systems and Confidential Information. Because we make extensive use of third party suppliers and service providers, such as cloud services that support our internal and customer-facing operations, successful cyberattacks that disrupt or result in unauthorized access to third party IT Systems can materially impact our operations and financial results.

A significant incident that impacts the availability, integrity, or confidentiality of our IT Systems, or Confidential Information could result in interruptions in our services, noncompliance with dynamic laws and regulations, substantial negative media attention, damage to our club member, customer and supplier relationships and our reputation, exposure to litigation (including class actions), regulatory investigations, and lost sales, fines, penalties, damages, and increased remediation costs, any or all of which could have a material adverse effect on our business, financial condition and results of operations. We cannot guarantee that any costs and liabilities incurred in relation to an attack or incident will be covered by our existing insurance policies or that applicable insurance will be available to us in the future on economically reasonable terms or at all.

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

Our business may be affected by the evolving regulatory framework for AI Technologies.

We use or plan to use artificial intelligence (“AI”), machine learning, and automated decision-making technologies, (collectively, “AI Technologies”) throughout our business and are making investments in this area. The regulatory framework for AI Technologies is rapidly evolving as many federal, state, and foreign government bodies and agencies have introduced or are currently considering additional laws and regulations. Additionally, existing laws and regulations may be interpreted in ways that would affect the operation of our AI Technologies.

It is possible that new laws and regulations will be adopted in the United States and in other non-U.S. jurisdictions, or that existing laws and regulations, including competition and antitrust laws, may be interpreted in ways that would limit our ability to use AI Technologies for our business, or require us to change the way we use AI Technologies in a manner that negatively affects the performance of our products, services, and business and the way in which we use AI Technologies. We may need to expend resources to adjust our products or services in certain jurisdictions if the laws, regulations, or decisions are not consistent across jurisdictions. Further, the cost to comply with such laws, regulations, or decisions and/or guidance interpreting existing laws, could be significant and would increase our operating expenses (such as by imposing additional reporting obligations regarding our use of AI Technologies). Such an increase in operating expenses, as well as any actual or perceived failure to comply with such laws and regulations, could adversely affect our business, financial condition and results of operations.

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

We have been named in the past, are currently named and may be named in the future as defendants of class action lawsuits, including wage and hour class action litigation. We have been subject to securities class action litigation and may be subject to similar or other litigation in the future. For information regarding these lawsuits, refer to Note 14, Commitments and Contingencies – Litigation of our consolidated financial statements included in Part II, Item 8 of this Form 10-K.

The results of any current or future legal proceedings cannot be predicted with certainty. Regardless of their subject matter or merits, such legal proceedings have resulted in and are likely to continue to result in significant cost to us, which may not be covered by insurance, may divert the attention of management or may otherwise have an adverse effect on our business, financial condition and results of operations. Negative publicity or negative outcomes from litigation, whether or not resulting in a substantial cost, could materially damage our reputation, could limit our operations and could have a material adverse effect on our business, financial condition, results of operations, and the price of our Class A common stock. In addition, such legal proceedings may make it more difficult to finance our operations.

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

We entered into a voting agreement in connection with our IPO with ML Acquisition Company, LLC, a Delaware limited liability company, which is indirectly owned by each of the estate of our former director, Stephen Adams, and former Chairman and Chief Executive Officer, Marcus A. Lemonis (“ML Acquisition”), ML RV Group, LLC, a Delaware limited liability company, wholly owned by former Chairman and Chief Executive Officer, Marcus A. Lemonis (“ML RV Group”), CVRV Acquisition LLC and CVRV Acquisition II LLC (the “Voting Agreement”). Subject to the Voting Agreement, Marcus A. Lemonis, through his beneficial ownership of our shares directly or indirectly held by ML Acquisition and ML RV Group, may approve or disapprove substantially all transactions and other matters requiring approval by our stockholders, such as a merger, consolidation, dissolution or sale of all or substantially all of our assets, the issuance or redemption of certain additional equity interests, and the election of directors including transactions that may not be in the best interests of holders of our Class A common stock or, conversely, prevent the consummation of transactions that may be in the best interests of holders of our Class A common stock.

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

The Voting Agreement further provides that, for so long as the ML Related Parties, directly or indirectly, beneficially own, in the aggregate, 22.5% or more of our Class A common stock (assuming that all outstanding common units in CWGS, LLC are redeemed for newly-issued shares of our Class A common stock on a one-for-one basis), the approval of ML Acquisition will be required for certain corporate actions. These actions include: (1) a change of control; (2) acquisitions or dispositions of assets above $100 million; (3) the issuance of securities of Camping World Holdings, Inc. or any of its subsidiaries (other than under equity incentive plans that have received the prior approval of our Board of Directors); (4) material amendments to our certificate of incorporation or bylaws; and (5) any change in the size of the Board of Directors. The Voting Agreement also provides that, for so long as the ML Related Parties, directly or indirectly, beneficially own, in the aggregate, 27.5% or more of our Class A common stock (assuming that all outstanding common units of CWGS, LLC are redeemed for newly-issued shares of our Class A common stock, on a one-for-one basis), the approval of ML Acquisition, as applicable, will be required for the hiring and termination of our Chief Executive Officer. These rights may prevent the consummation of transactions that may be in the best interests of holders of our Class A common stock. We previously disclosed our understanding that CWGS Holding, LLC and ML Acquisition would be dissolved. To our knowledge, these dissolutions have not occurred and it is unknown if the dissolutions may occur in the future.

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

We are a holding company and had no material assets as of December 31, 2025, other than our ownership of 63,436,696 common units, representing a 61.4% economic interest in the business of CWGS, LLC and cash of $4.9 million. We have no independent means of generating revenue or cash flow, and our ability to pay dividends in the future, if any, will be dependent upon the financial results and cash flows of CWGS, LLC and its subsidiaries and distributions we receive from CWGS, LLC. There can be no assurance that our subsidiaries will generate sufficient cash flow to dividend or distribute funds to us or that applicable state law and contractual restrictions, including negative covenants in our debt instruments, will permit such dividends or distributions.

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

Additional liabilities under the Tax Receivable Agreement may be required to be recorded when CWGS, LLC units are redeemed in the future. Such amounts of cash payments that the Company may be required to make under the Tax Receivable Agreement for such future redemptions could be significant. In addition, we may be required to record an increase to the liability to the extent we can project utilization of benefits derived from prior exchanges. The amount of liabilities to be recorded in the future is dependent on a variety of factors including future stock prices, tax rates in effect, and the Company’s ability to utilize the tax benefits created as a result of the future redemptions of CWGS, LLC units. The significance of these factors and related uncertainty associated with the related liabilities makes estimation of future potential amounts under the Tax Receivable Agreement impractical to determine.

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

At December 31, 2025, we had an aggregate of 186,563,304 shares of Class A common stock authorized but unissued, including 39,895,393 shares of Class A common stock issuable, at our election, upon redemption of CWGS, LLC common units held by the Continuing Equity Owners. In connection with our IPO,

CWGS, LLC entered into the CWGS LLC Agreement, and subject to certain restrictions set forth therein, the Continuing Equity Owners are entitled to have their common units redeemed from time to time at each of their options for, at our election (determined solely by our independent directors (within the meaning of the rules of the NYSE) who are disinterested), newly-issued shares of our Class A common stock on a one-for-one basis or a cash payment equal to a volume weighted average market price of one share of Class A common stock for each common unit redeemed, in each case in accordance with the terms of the CWGS LLC Agreement; provided that, at our election (determined solely by our independent directors (within the meaning of the rules of the NYSE) who are disinterested), we may effect a direct exchange of such Class A common stock or such cash, as applicable, for such common units. The Continuing Equity Owners may exercise such redemption right for as long as their common units remain outstanding. In connection with our IPO, we also entered into a Registration Rights Agreement pursuant to which the shares of Class A common stock issued upon such redemption and the shares of Class A common stock issued to the Former Equity Owners in connection with the corporate reorganization transactions entered into in connection therewith will be eligible for resale, subject to certain limitations set forth therein. The market price of shares of our Class A common stock could decline as a result of these redemptions or sales, or as a result of the perception that they could occur.

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

We have reserved shares for issuance under our 2016 Incentive Award Plan (as amended and restated, the “2016 Plan”) in an amount equal to 6,993,081 shares of Class A common stock as of December 31, 2025, including shares of Class A common stock issuable pursuant to 137,719 stock options, 1,915,476 restricted stock units, and 750,000 performance stock units that were granted to certain of our directors and certain of our employees and advisors. Any Class A common stock that we issue, including under our 2016 Plan or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership of holders of our Class A common stock.

In the future, we may also issue additional securities if we need to raise capital, including, but not limited to, in connection with acquisitions, which could constitute a material portion of our then-outstanding shares of Class A common stock.

Our ability and intention to pay dividends on our Class A common stock, if any, is subject to the discretion of our Board of Directors and may be limited by our structure and statutory restrictions.

We have historically paid a regular cash dividend using distributions from CWGS, LLC, including all or a portion of the Excess Tax Distribution (as defined under “Dividend Policy” included in Part II, Item 5 of this Form 10-K), to the holders of our Class A common stock from time to time, subject to the discretion of our Board of Directors. In February 2026, following consideration of forecasted tax distributions, the reduced availability of excess tax distributions to fund dividend payments driven partly by the impact of recent tax law changes, and in consideration of our focus on reducing net debt leverage, our Board of Directors determined to pause our regular cash dividend program. Our Board of Directors will monitor changes in the above factors and plans to re-evaluate the future of our dividend program at a later date. The payment of future dividends on our Class A common stock, if any, will be subject to our discretion as the sole managing member of CWGS, LLC and the discretion of our Board of Directors and will depend on, among other things, our results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, restrictions in our debt agreements and in any preferred stock, business prospects and other factors that our Board of Directors may deem relevant. Additionally, our ability to distribute any Excess Tax Distribution will also be subject to no early termination or amendment of the Tax Receivable Agreement, as well as the amount of tax distributions actually paid to us and our actual tax liability, which is affected by the conversion of certain subsidiaries, including Camping World, Inc., to limited liability companies (see Note 12 – Income Taxes to our consolidated financial statements included in Part II, Item 8 of this Form 10-K). As a consequence of these considerations, the Board of Directors determined to pause our regular cash dividend program and we may not make future dividend payments on our Class A common stock. Additionally, any change in the level of our dividends or the suspension of the payment thereof could adversely affect the market price of our Class A common stock. For additional information on our payments of dividends, see “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Dividend Policy” under Part II of this Form 10-K.

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

General Risk Factors

Material weaknesses in our internal control over financial reporting could have a significant adverse effect on our business and the price of our Class A common stock.

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

In connection with the preparation of our financial statements and the audit of our financial results for 2024, we had identified material weaknesses in our internal controls relating to insufficient technical resources to properly design and operate internal controls over financial reporting. Although the material weaknesses have been remediated as of December 31, 2025, there can be no assurance that we will not identify additional material weaknesses in the future.

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

In addition, if we do not maintain adequate financial and management personnel, processes and controls, we may not be able to manage our business effectively or accurately report our financial performance on a timely basis, which could cause a decline in our Class A common stock price and adversely affect our results of operations and financial condition. Failure to comply with the Sarbanes-Oxley Act could potentially subject us to sanctions or investigations by the SEC, the NYSE or other regulatory authorities, which would require additional financial and management resources.

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

Our cybersecurity risk management program includes:

●	risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise IT environment;
●	a security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, (3) our cybersecurity operations center and third party service providers responsible for monitoring and measuring threats, and (4) our response to cybersecurity incidents;

●	the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls;
●	regular testing of our critical systems to identify and address potential vulnerabilities;

●	cybersecurity awareness training of our employees, incident response personnel, and senior management;

●	a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
●	a third party risk management process for certain service providers that is calibrated based on our assessment of each provider’s operational criticality, level of access to our systems and data, and respective risk profile.

There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems and information.

We regularly experience cyberattacks and other incidents and will continue to experience varying degrees of attacks and incidents in the future. To date, we have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition, however we cannot guarantee that material incidents will not occur in the future. See “Risk Factors ─ Risks Relating to Regulation and Litigation ─ “A failure in our e-commerce operations, security breaches and cybersecurity risks could disrupt our business and lead to reduced sales and growth prospects and reputational damage.“ and “Disruptions or breaches involving our or our third-party providers’ IT Systems or Confidential Information could interrupt our operations, compromise our reputation, expose us to litigation, government enforcement actions and costly response measures and could have a material adverse effect on our business, financial condition and results of operations.” included in Part I, Item 1A of this Form 10-K.

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

Our Chief Information Security Officer (“CISO”) is primarily responsible for leading enterprise-wide cybersecurity strategy, policy, standards, architecture, and processes. Our CISO reports to the Chief Administrative and Legal Officer, and together with our Chief Technology Officer, regularly updates our management team on efforts regarding the prevention, detection, mitigation, and remediation of cybersecurity events and security enhancements. Reports may include briefings that have been informed by internal security personnel, threat intelligence and other information obtained from governmental, public, or private sources in addition to alerts and reports produced by security tools deployed in the IT environment.

Our CISO has approximately 30 years of IT and cybersecurity leadership. With a strong foundation in risk management and oversight, his previous roles included overseeing technology infrastructure and secured operations in addition to leading IT audit and assurance teams at multi-billion-dollar manufacturers. Our CISO holds an MBA, a B.S. in Computer Engineering, is CISSP, CISM, CISA, and CRISC certified and is a specialist in securing operational technology.

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

ITEM 2. PROPERTIES

We typically lease the real properties where we have operations. Our real property leases generally provide for fixed monthly rentals with annual escalation clauses. The table below sets forth certain information concerning our offices and distribution centers as of December 31, 2025, and the lease expiration dates include all stated option periods.

	Square Feet	Acres	Lease Expiration(1)	Owned
Office Facilities:
Lincolnshire, Illinois (Corporate headquarters and RV and Outdoor Retail headquarters)	42,845			X
Englewood, Colorado (Good Sam Services and Plans operations, customer contact and service center and information system functions)	59,704			X
Bowling Green, Kentucky (RV and Outdoor Retail administrative and information systems functions)	33,947		2054
Oxnard, California (Good Sam Services and Plans publishing and administrative)	4,908		2030
Lakeville, Minnesota (RV and Outdoor Retail administrative and information systems functions)	11,961		2047
Chicago, Illinois (Administrative and information systems functions)	15,976		2039
Mesa, Arizona (call center and administrative functions)	6,690		2026
Manassas, VA (administrative functions)	5,967		2032
Rochester, NY (administrative functions)	4,000		2026
Retail Distribution Centers:
Lebec, CA (RV and Outdoor Retail)	389,160	32.9	2026
Lebanon, Indiana (RV and Outdoor Retail)	707,952	32.3	2040

(1)	Assumes exercise of applicable lease renewal options.

As of December 31, 2025, most of the properties, including the above and most of our 196 store locations, were leased through 234 leases. Our retail locations are located in 44 states, generally ranging in size from approximately 10,000 to 80,000 square feet, and are typically situated on approximately 8 to 45 acres. The leases for our store locations typically have terms between 5 to 20 years, with multiple renewal terms of five years each. These leases are typically “triple net leases” that require us to pay real estate taxes, insurance and maintenance costs.

ITEM 3. LEGAL PROCEEDINGS

For information regarding legal proceedings, refer to Note 14 – Commitments and Contingencies – Litigation of our consolidated financial statements included in Part II, Item 8 of this Form 10-K.

We are also engaged in various other legal actions, claims and proceedings arising in the ordinary course of business, including but not limited to employee wage and hour and other employment related matters, as well as breach of contract, trade practices, property liability, commercial, and environmental health and safety matters. We do not believe that the ultimate resolution of such matters will have a material adverse effect on our business, financial condition or results of operations. However, litigation is subject to many uncertainties, and the outcome of certain of such individual litigated matters may not be reasonably predictable and any related damages may not be estimable. Certain of these litigation matters could result in an adverse outcome to us, and any such adverse outcome could have a material adverse effect on our business, financial condition and results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

Information About Our Executive Officers and Directors

The following table provides information regarding the Company’s executive officers and directors (ages are as of February 27, 2025):

Name		Age		Position(s)
Matthew D. Wagner		40		Chief Executive Officer and President and Director
Thomas E. Kirn		39		Chief Financial and Accounting Officer
Lindsey J. Christen		45		Chief Administrative and Legal Officer and Secretary
Brent Moody		64		Chairman of the Board of Directors
Andris A. Baltins		80		Director
Brian P. Cassidy		52		Director
Mary J. George		75		Director
Kathleen S. Lane		68		Director
Michael W. Malone		67		Director
K. Dillon Schickli		72		Director

Set forth below is a description of the background of each of the Company’s executive officers and directors.

Matthew D. Wagner has served as Camping World Holdings, Inc.’s Chief Executive Officer, President, and as a member of the Board of Directors since January 1, 2026. Mr. Wagner previously served as President from July 2024 to December 2025 and as Chief Operating Officer from January 2023 to June 2024. Prior to these roles, he served as Executive Vice President from August 2019 to December 2022, Senior Vice President, Sales, Marketing, and Corporate Development from December 2018 to August 2019. Mr. Wagner originally joined the Company in 2007 as an intern and held various leadership positions within the organization and its subsidiaries, including Vice President of Inventory Operations for FreedomRoads, LLC from May 2016 to December 2018. He received a B.S. degree in Finance and Operations and Supply Chain Management from Marquette University.

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

Brent Moody has served as Camping World Holdings, Inc.’s Chairman of the Board of Directors since January 1, 2026 and as a member of the Board of Directors of Camping World Holdings, Inc. since May 2018. Mr. Moody previously served as a Senior Advisor to Camping World Holdings, Inc. from July 1, 2024 through December 31, 2024, as President of Camping World Holdings, Inc. and President of CWGS Enterprises, LLC from September 2018 to June 30, 2024, as Camping World Holdings, Inc.’s Chief Operating and Legal Officer from March 2016 to September 2018, as the Chief Operating and Legal Officer of CWGS, LLC and its subsidiaries since January 2016, as the Executive Vice President and Chief Administrative and Legal Officer of CWGS, LLC from February 2011 to December 31, 2015, as the Executive Vice President and Chief Administrative and Legal Officer of Good Sam Enterprises, LLC from January 2011 to December 2015, as the Executive Vice President and Chief Administrative and Legal Officer of FreedomRoads, LLC and Camping World, Inc. from 2010 until December 2015, as Executive Vice President/General Counsel and Business Development of Camping World, Inc. and FreedomRoads, LLC from 2006 to 2010, as Senior Vice President/General Counsel and Business Development of Camping World, Inc. and Good Sam Enterprises, LLC from 2004 to 2006 and as Vice President and General Counsel of Camping World, Inc. from 2002 to 2004. From 1998 to 2002, Mr. Moody was a shareholder of the law firm of Greenberg Traurig, P.A. From 1996 to 1998, Mr. Moody served as vice president and assistant general counsel for Blockbuster, Inc. Mr. Moody received a J.D. from Nova Southeastern University, Shepard Broad Law Center and a B.S. from Western Kentucky University. Mr. Moody’s extensive legal experience, his experience in various areas of complex business transactions and mergers and acquisitions, and his extensive knowledge of the Company’s operations make him well qualified to serve on our Board of Directors.

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

Brian P. Cassidy has served on the Board of Directors of Camping World Holdings, Inc. since March 2016 and on the Board of Directors of CWGS, LLC since March 2011. Mr. Cassidy is the president and a partner at Crestview, which he joined in 2004, and currently serves as head of Crestview’s media and communications strategy. Mr. Cassidy currently serves as a director of Pursuit Attractions and Hospitality Inc., since August 2020, and has served as a director of various private companies, including Saber Interactive since September 2024, Journey Beyond since July 2024, FC3 since November 2020, Digicomm since August 2020, Hornblower Holdings since April 2018, Congruex LLC since November 2017, and WideOpenWest, Inc. since December 2015. Mr. Cassidy previously served as a director of Cumulus Media, Inc., a public company, from May 2014 until March 2017, served as a director of various private companies, including Industrial Media from October 2016 to February 2022, ICM Partners from December 2019 to June 2022, NEP Group, Inc. from December 2012 to October 2018, Interoute Communications Holdings from April 2015 until May 2018, OneLink Communications from May 2007 until November 2012 and ValueOptions, Inc. from December 2007 until December 2014, and served as chairman of TenCate Grass from September 2021 to February 2024. He was also involved with Crestview’s investments in Charter Communications, Inc. and Insight Communications, Inc. Prior to joining Crestview, Mr. Cassidy worked in private equity at Boston Ventures, where he invested in companies in the media and communications, entertainment and business services industries. Previously, he worked as the acting chief financial officer of one of Boston Ventures’ portfolio companies. Prior to that time, Mr. Cassidy was an investment banking analyst at Alex. Brown & Sons, where he completed a range of financing and mergers and acquisitions assignments for companies in the consumer and business services sectors. Mr. Cassidy received an M.B.A. from the Stanford Graduate School of Business and an A.B. in Physics from Harvard College. Mr. Cassidy’s private equity investment and company oversight experience and background with respect to acquisitions, debt financings and equity financings make him well qualified to serve on our Board of Directors.

Mary J. George has served on the Board of Directors of Camping World Holdings, Inc. since January 2017. Since January 2022, Ms. George has also served on the board of ASP Conair Holdings LP, owner of Conair Corporation, a private U.S.- based company that sells small appliances, personal care, and health and beauty products. She has also served on the board of Hyduro, Inc., a private company and developer of a mobile connected smart water bottle cap, designed to optimize personal hydration by providing timely feedback, since March 2022. Ms. George also served as executive chairman of Ju-Ju-Be, a private company and retailer of premium diaper bags and other baby products from January 2018 to September 2022. Ms. George has been a founding partner of Morningstar Capital Investments, LLC, an investment firm, since 2001. Ms. George served as chief executive officer and a director at Easton Hockey Holdings Inc., a private manufacturer of ice hockey equipment, from August 2014 to December 2016. From 2002 to 2015, Ms. George held various positions, including co-chairman (2002 to 2009) and vice chairman (2009 to 2015), at Bell Automotive Products, Inc., a private manufacturer of automotive accessories. From 1994 to 2004, Ms. George held various positions, including chief operating officer (1995 to 1998), chief executive officer (1998 to 2000), and chairman (2000 to 2004), at Bell Sports Inc., a formerly public helmet manufacturer. Ms. George previously served as a director of various public and private companies, including Image Entertainment, Inc., a formerly public independent distributor of home entertainment programming, from 2010 to 2012, Oakley, Inc., a public sports equipment and lifestyle accessories manufacturer, from 2004 to 2007, BRG Sports Inc. since 2013, 3 Day Blinds Inc. from 2007 to 2015, and Oreck Corporation from 2008 to 2012. Ms. George’s experience in sales, marketing and general management in the consumer products industry, as well as success in the development of internationally renowned branded products, provides our Board of Directors with greater insight in the areas of product branding and strategic growth in the consumer products industry, and make her well-qualified to serve on our Board of Directors.

Kathleen S. Lane has served on the Board of Directors of Camping World Holdings, Inc. since March 2024. Ms. Lane served as the Chief Information Officer at TJX Companies, a multinational off-price department store corporation, from 2008 to 2013. She also served as Chief Information Officer at National Grid, a multi-national electricity and gas provider for commercial and residential applications from 2006 to 2008. She has also had a breadth of experience within the consumer products industry, having started her career at The Proctor & Gamble Company. Ms. Lane then served as Chief Information Officer at GE Oil & Gas in Florence, Italy from 2000 to 2002, as Chief Information Officer at Gillette and as director, technology services of Pepsi Cola International. She has served on the Board of Directors of Hanover Insurance Group, Inc., an insurance company, since September 2018. Ms. Lane previously served as a director of Bob Evans Farms, Inc., a publicly traded operator of over 500 restaurants and a producer and distributer of food products, from 2014 to 2018, Armstrong Flooring, Inc., a formerly publicly traded leading global producer of flooring products, from 2016 to 2023, and EarthLink Holdings, LLC, a managed network, security and cloud services provider, from 2013 to 2017. Ms. Lane has served as a trustee and on the finance committee of Hebrew SeniorLife, a nonprofit organization, since 2022. Ms. Lane’s experience in retail industries and as a Chief Information Officer provides our Board of Directors with valuable expertise in key focus areas and makes Ms. Lane well qualified to serve on our Board of Directors.

Michael W. Malone has served on the Board of Directors of Camping World Holdings, Inc. since May 2019. Mr. Malone was Vice President, Finance and Chief Financial Officer of Polaris Industries Inc. ("Polaris"), a manufacturer of power sports vehicles, from January 1997 to July 2015 and retired from Polaris in March 2016. From January 1997 to January 2010, Mr. Malone also served as Corporate Secretary. Mr. Malone was Vice President and Treasurer of Polaris from December 1994 to January 1997 and was Chief Financial Officer and Treasurer of a predecessor company of Polaris from January 1993 to December 1994. Mr. Malone joined Polaris in 1984 after four years with Arthur Andersen LLP. Mr. Malone has served on the board of Don Stevens, LLC, a private company, since May 2021. Previously, Mr. Malone served on the board and on the Audit (chair), Finance and Nominating and Governance Committees of Armstrong Flooring, Inc., a formerly publicly traded leading global producer of flooring products, from 2016 to 2023. Mr. Malone also served on the board of Stevens Equipment Supply LLC, a private company, from 2011 to 2020, as well as the boards of various nonprofit organizations. Mr. Malone received a B.A. in accounting and business administration from St. John's University (Collegeville, Minnesota). Mr. Malone's experiences as the former Chief Financial Officer of a public company, his public company board experience, and his in-depth knowledge of the outdoor lifestyle industry make him well qualified to serve on our Board of Directors.

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

Holders of Record

As of February 23, 2026, there were 10 and 38,165 stockholders of record and beneficial holders, respectively, of our Class A common stock. As of January 8, 2026, there were two and one stockholders of record of our Class B common stock and Class C common stock, respectively.

Dividend Policy

We have historically made a regular quarterly cash dividend of $0.125 per share of Class A common stock. In February 2026, following consideration of forecasted tax distributions, the reduced availability of excess tax distributions to fund dividend payments driven partly by the impact of recent tax law changes, and in consideration of our focus on reducing net debt leverage, our Board of Directors determined to pause our regular cash dividend program. Our Board of Directors will monitor changes in the above factors and plans to re-evaluate the future of our dividend program at a later date.

CWGS, LLC is required to make cash distributions in accordance with the CWGS LLC Agreement in an amount sufficient for us to pay any expenses incurred by us in connection with any regular quarterly cash dividend, along with any of our other operating expenses and other obligations. Holders of our Class B common stock and Class C common stock are not entitled to participate in any dividends declared by our Board of Directors.

In addition, the CWGS LLC Agreement requires pro rata tax distributions to be made by CWGS, LLC to its members, including us. In general, tax distributions are made on a quarterly basis, to each member of CWGS, LLC, including us, based on such member's allocable share of the taxable income of CWGS, LLC (which, in our case, will be determined without regard to any Basis Adjustments described in our Tax Receivable Agreement) and an assumed tax rate based on the highest combined federal, state, and local tax rate that may potentially apply to any one of CWGS, LLC's members (46.70% in 2025, 2024 and 2023), regardless of the actual final tax liability of any such member. Typically, based on the current applicable effective tax rates, we expect that (i) the assumed tax rate that will be used for purposes of determining tax distributions from CWGS, LLC will exceed our actual combined federal, state and local tax rate (assuming no changes in corporate tax rates) and (ii) the annual amount of tax distributions paid to us will exceed the sum of (A) our actual annual tax liability and (B) the annual amount payable by us under the Tax Receivable Agreement (assuming no early termination of the Tax Receivable Agreement) (such excess in clauses (A) and (B), collectively referred to herein as the "Excess Tax Distribution").

If we determine to resume our regular quarterly cash dividend, our ability to pay cash dividends on our Class A common stock depends on, among other things, our results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, restrictions in our debt agreements and in any preferred stock, restrictions under applicable law, any Excess Tax Distributions, the extent to which such distributions would render CWGS, LLC insolvent, our business prospects and other factors that our Board of Directors may deem relevant. Additionally, our ability to distribute any Excess Tax Distribution will also be contingent on no early termination or amendment of the Tax Receivable Agreement, as well as the amount of tax distributions actually paid to us, which will be affected by the LLC Conversion, and our actual tax liability. Furthermore, because we are a holding company, our ability to pay cash dividends on our Class A common stock depends on our receipt of cash distributions from CWGS, LLC and, through CWGS, LLC, cash distributions and dividends from its operating subsidiaries, which may further restrict our ability to pay dividends as a result of the laws of their jurisdiction of organization, agreements of our subsidiaries or covenants under any existing and future outstanding indebtedness we or our subsidiaries incur. In particular, our ability to pay any cash dividends on our Class A common stock is limited by restrictions on the ability of CWGS, LLC and our other subsidiaries and us to pay dividends or make distributions to us under the terms of our Senior Secured Credit Facilities and Floor Plan Facility. We do not currently believe that the restrictions contained in our existing indebtedness would impair our ability to make distributions or pay a dividend. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" and "Risk Factors—Risks Relating to Ownership of Our Class A Common Stock—Our ability and intention to pay dividends on our Class A common stock is subject to the discretion of our Board of Directors and may be limited by our structure and statutory restrictions” in this Form 10-K.

Issuer Purchases of Equity Securities

The following table presents information related to our repurchases of Class A common stock for the periods indicated:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs(1)
October 1, 2025 to October 31, 2025	—	$—	—	$120,166,000
November 1, 2025 to November 30, 2025	—	—	—	120,166,000
December 1, 2025 to December 31, 2025	—	—	—	—
Total	—	$—	—	$—
(1)	On October 30, 2020, our Board of Directors authorized a stock repurchase program for the repurchase of up to $100.0 million of the Company’s Class A common stock, expiring on October 31, 2022. In August 2021 and January 2022, our Board of Directors authorized increases to the stock repurchase program for the repurchase of up to an additional $125.0 million and $152.7 million of the Company’s Class A common stock, respectively. Following these extensions, the stock repurchase program expired on December 31, 2025. This program did not obligate the Company to acquire any particular amount of Class A common stock.

The table above excludes shares net settled by the Company in connection with tax withholdings associated with the vesting of restricted stock units as these shares were not issued and outstanding.

Stock Performance Graph

The following graph and table illustrate the total return for the five years ended December 31, 2025 for (i) our Class A common stock, (ii) the Standard and Poor’s (“S&P”) 500 Index, and (iii) the S&P 500 Consumer Discretionary Distribution & Retail Index. The comparisons reflected in the graph and table are not intended to forecast the future performance of our stock and may not be indicative of future performance. The graph and table assume that $100 was invested on December 31, 2020 in each of our Class A common stock, the S&P 500 Index, and S&P 500 Consumer Discretionary Distribution & Retail Index and that any dividends were reinvested.

	As of December 31,
	2020	2021	2022	2023	2024	2025
Camping World Holdings, Inc. Class A common stock	$100.00	$161.00	$97.40	$121.85	$99.99	$47.75
S&P 500 Index	$100.00	$128.71	$105.40	$133.10	$166.40	$196.16
S&P 500 Consumer Discretionary Distribution & Retail Index	$100.00	$119.31	$78.41	$111.65	$148.64	$155.38

Source: Zacks Investment Research, Inc. Used with permission. All rights reserved Copyright 1980-2026.

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

In this Item 7, we discuss the results of operations for the years ended December 31, 2025 and 2024 and comparisons of the year ended December 31, 2025 to the year ended December 31, 2024. Discussions of the results of operations for the year ended December 31, 2023 and comparisons of the year ended December 31, 2024 to the year ended December 31, 2023 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 28, 2025.

Overview

Camping World Holdings, Inc. (together with its subsidiaries) is America’s largest retailer of RVs and related products and services. Through our Camping World and Good Sam brands, our vision is to make it easy for everyone to enjoy RVing and empower our customers’ joy of travel. We strive to build long-term value for our customers, employees, and stockholders by combining a comprehensive offering of RV products and services with a national network of RV dealerships, service centers and customer support centers. We also believe that our Good Sam organization and family of highly-specialized services and plans, including roadside assistance, protection plans and insurance, uniquely enable us to protect our customers on the road ahead. On December 31, 2025, we operated a total of 196 store locations, with all of them selling and/or servicing RVs. See Note 1 ─ Summary of Significant Accounting Policies ─ Description of the Business to our consolidated financial statements included in Part II, Item 8 of this Form 10-K.

A summary of the changes in quantities and types of retail stores and changes in same stores from December 31, 2024 to December 31, 2025, are in the table below:

	RV	RV Service &		Same
	Dealerships	Retail Centers	Total	Store(1)
Number of store locations as of December 31, 2024	204	2	206	175
Opened	9	—	9	—
Converted	1	(1)	—	(1)
Temporarily closed	(2)	—	(2)	(2)
Closed	(17)	—	(17)	(12)
Achieved designation of same store (1)	—	—	—	15
Number of store locations as of December 31, 2025	195	1	196	175

(1)	Our same store revenue and units calculations for a given period include only those stores that were open both at the end of the corresponding period and at the beginning of the preceding fiscal year. See “Results of Operations” below for same store revenue and unit sales.

During the first quarter of 2026, we have opened two RV dealerships.

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

The following table presents percentages of total revenue and total Segment Adjusted EBITDA for our two reportable segments:

	Year Ended December 31,
	2025	2024	2023
As percentage of total revenue:
Good Sam Services and Plans	3.1%	3.2%	3.1%
RV and Outdoor Retail	96.9%	96.8%	96.9%
As percentage of total Segment Adjusted EBITDA:
Good Sam Services and Plans	33.5%	49.0%	37.1%
RV and Outdoor Retail	66.5%	51.0%	62.9%

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

Same store revenue.  Same store revenue measures the performance of a store location during the current reporting period against the performance of the same store location in the corresponding period of the previous year. Our same store revenue calculations for a given period include only those stores that were open both at the end of the corresponding period and at the beginning of the preceding fiscal year. As of December 31, 2025, we had a base of 175 same stores. For the years ended December 31, 2025 and 2024, our aggregate same store revenue was $5.5 billion and $5.3 billion, respectively. With same store revenue driven by the number of transactions and the average transaction price, changes in our mix of new vehicle sales have in the past negatively impacted, and in the future is likely to negatively impact, our new vehicle same store revenue. Over the past several years, we have seen a shift in our overall mix of new RV sales towards travel trailer vehicles, which tend to carry lower average selling prices than other classes of new RV vehicles. From 2015 to 2025, total new vehicle travel trailer units have increased from 62% to 79% of total new vehicle unit sales. From 2015 to 2025 our average selling price of a new vehicle unit decreased 7.0% from $39,853 to $37,083, as the higher mix of lower priced travel trailers was partially offset by inflation over that period.

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

Adjusted EBITDA and Adjusted EBITDA Margin.  Adjusted EBITDA and Adjusted EBITDA Margin are some of the primary metrics management uses to evaluate the financial performance of our business. Adjusted EBITDA and Adjusted EBITDA Margin are also frequently used by analysts, investors, and other interested parties to evaluate companies in our industry. Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP metrics. We use Adjusted EBITDA and Adjusted EBITDA Margin to supplement GAAP measures of performance as follows:

●	as a measurement of operating performance to assist us in comparing the operating performance of our business on a consistent basis, and remove the impact of items not directly resulting from our core operations;
●	for planning purposes, including the preparation of our internal annual operating budget and financial projections; and
●	to evaluate the performance and effectiveness of our operational strategies.

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

Industry Trends

According to the RV Industry Association’s survey of manufacturers, which almost entirely focuses on North America, wholesale shipments of new RVs for 2025 were 342,220 units, 2.5% greater than in 2024.

The increased mix of lower cost recent model year vehicles during 2025 compared to 2024, as well as a mix shift toward more inexpensive entry level travel trailers, resulted in lower average selling prices and lower average cost per unit of new vehicles, which partially offset each other to reduce gross margins by 120 basis points during 2025. Additionally, residual values of used vehicles declined during 2024 as a result of a decrease in new vehicle costs, which resulted in 2025 having slightly lower average selling prices of used vehicles, slightly lower average cost per unit of used vehicles, and a slight improvement in used vehicle gross margins.

We experienced lower used vehicle inventory levels for much of 2024 as we slowed procurement to allow RV owner pricing expectations to adjust as a result of 2024 model year pricing declines. Beginning in the fourth quarter of 2024 after the release of 2025 model year pricing, we took steps to increase used vehicle revenue and unit sales by increasing the procurement of used vehicles. This resulted in a 22.1% increase in used vehicles revenue and 24.6% increase in used vehicles unit sales in 2025. Since used vehicle inventory levels were normalized during 2025, we would expect used vehicles revenue and unit sales in 2026 to grow at a lower rate than what we experienced in 2025.

We are closely monitoring U.S. trade policy developments with countries from which we source product and equipment, such as China, Mexico, and Canada. There is uncertainty as to the extent and duration of additional tariffs that have or may be imposed on imports from these countries. We made adjustments to our procurement practices to partially mitigate certain of the negative effects that additional tariffs may impose on the sourcing of our inventory and equipment. Additionally, many of our U.S.-based suppliers source some of their components from these countries, which has resulted and may in the future result in higher procurement costs from U.S.-based suppliers. In 2025, our costs applicable to revenue included the costs of directly sourced inventory from China, Mexico, and Canada of approximately $37.6 million, $10.5 million and $2.3 million, respectively.

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

Restructuring

In 2019, we made a strategic decision to refocus our business around our core RV competencies (the “2019 Strategic Shift”), which was substantially complete by December 31, 2021. On March 1, 2023, our management determined to implement plans to exit and restructure operations of our indirect subsidiary, Active Sports, LLC, a specialty products retail business (the “Active Sports Restructuring”), which were substantially complete by December 31, 2023. For the 2019 Strategic Shift, the remaining potential ongoing charges relate to lease termination costs and other associated costs relating to the leases of certain previously closed locations and facilities. The timing of sublease and/or termination negotiations will vary as both are contingent on landlord approvals. We expect that the ongoing lease-related costs relating to the 2019 Strategic Shift, net of associated sublease income, will be less than $3.0 million per year. During the year ended December 31, 2024, the Company terminated the final significant lease under the Active Sports Restructuring that included a $1.5 million lease termination fee that was paid in October 2024. The Company does not expect any further costs under the Active Sports Restructuring beyond insignificant lease costs of less than $0.8 million per year. See Note 5 — Restructuring and Long-Lived Asset Impairment to our consolidated financial statements included in Part II, Item 8 of this Form 10-K.

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

More specifically, CWH is organized as a C-Corp and, as of December 31, 2025, is a 61.4% owner of CWGS, LLC. CWGS, LLC is organized as a limited liability company and treated as a partnership for U.S. federal and most applicable state and local income tax purposes and, as such is generally not subject to any U.S. federal entity-level income taxes (“Pass-Through”), with the exception of CWFR Capital, LLC, Americas Road and Travel Club, Inc. and FreedomRoads RV, Inc., and their wholly-owned subsidiaries, which are active C-Corps embedded within the CWGS, LLC structure.

CWH receives an allocation of its share of the net income of CWGS, LLC based on CWH’s weighted-average ownership of CWGS, LLC for the period. CWH recognizes income tax expense on its pre-tax income including its portion of this income allocation from CWGS, LLC primarily relating to Pass-Through entities. The income tax relating to the net income of CWGS, LLC allocated to CWH that relates to separately taxed C-Corp entities is recorded within the consolidated results of CWGS, LLC. No income tax expense is recognized by the

Company for the portion of net income of CWGS, LLC allocated to non-controlling interests other than income tax expense recorded by CWGS, LLC. Rather, tax distributions are paid to the non-controlling interest holders, which are recorded as distributions to holders of LLC common units in the consolidated statements of cash flows. CWH is subject to U.S. federal, state and local income taxes with respect to its allocable share of any taxable income of CWGS, LLC and is taxed at the prevailing corporate tax rates. For the years ended December 31, 2025, 2024 and 2023, the Company used a blended statutory tax rate assumption between 25.0% and 25.3%, for income adjustments applicable to CWH when calculating the adjusted net income attributable to Camping World Holdings, Inc. — basic and diluted (see “Non-GAAP Financial Measures” in Part II, Item 7 of this Form 10-K). For the year ended December 31, 2025, CWH recorded a full valuation allowance on its CWH net deferred tax assets, which is expected to significantly reduce the income tax expense that CWH will record in periods after 2025 while that full valuation allowance is in place (see Note 12 — Income Taxes to our consolidated financial statements included in Part II, Item 8 of this Form 10-K). CWGS, LLC may be liable for various other state and local taxes.

The following table presents further information on income tax (expense) benefit:

	Year Ended December 31,
($ in thousands)	2025	2024	2023
Income tax (expense) benefit recorded by CWH(1)	$(213,922)	$13,533	$8,064
Income tax expense recorded by CWGS, LLC(2)	(11,875)	(2,156)	(4,537)
Income tax (expense) benefit	$(225,797)	$11,377	$3,527
(1)	During the year ended December 31, 2025, this amount included $182.8 million of income tax expense related to the full valuation allowance recorded on CWH’s net deferred tax assets and $37.3 million of income tax expense for the associated reduction in the Tax Receivable Agreement liability. During the year ended December 31, 2024, this amount included $11.4 million of income tax benefit related to federal net operating losses and $5.5 million related to state net operating losses. During the year ended December 31, 2023, this amount included $3.1 million of net income tax benefit related to the LLC Conversion and the realization of a portion of outside basis in CWGS, LLC, which previously had a valuation allowance. Additionally, the Company recorded an income tax benefit of $4.1 million related to an entity classification election, which was filed in the third quarter of 2023 with an effective date of January 2, 2023. This income tax expense was primarily from the write-off of deferred tax assets, which was partially offset by the release of valuation allowance. During the year ended December 31, 2023, the Company recorded $15.3 million of income tax benefit related to changes in the valuation allowance on the Company’s outside basis difference deferred tax asset in CWGS, LLC. See Note 12 – Income Taxes to our consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information.
(2)	During the year ended December 31, 2023, this amount included $2.9 million of income tax benefit related to CW state unitary net operating losses. This income tax expense was primarily from the write-off of deferred tax assets, which was partially offset by the release of valuation allowance. See Note 12 – Income Taxes to our consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information.

Results of Operations

Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024

Unless otherwise indicated, all financial comparisons in this section of Results of Operations compare our financial results for the year ended December 31, 2025 to our financial results from the year ended December 31, 2024. The following table sets forth information comparing the components of net income for the years ended December 31, 2025 and 2024.

	Year Ended
	December 31, 2025		December 31, 2024
		Percent of		Percent of	Favorable/ (Unfavorable)
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%
Revenue:
Good Sam Services and Plans	$199,751	3.1%	$194,575	3.2%	$5,176	2.7%
RV and Outdoor Retail
New vehicles	2,761,149	43.4%	2,825,640	46.3%	(64,491)	(2.3%)
Used vehicles	1,970,224	30.9%	1,613,849	26.5%	356,375	22.1%
Products, service and other	756,984	11.9%	820,111	13.4%	(63,127)	(7.7%)
Finance and insurance, net	639,544	10.0%	599,718	9.8%	39,826	6.6%
Good Sam Club	41,497	0.7%	46,081	0.8%	(4,584)	(9.9%)
Subtotal	6,169,398	96.9%	5,905,399	96.8%	263,999	4.5%
Total revenue	6,369,149	100.0%	6,099,974	100.0%	269,175	4.4%

Gross profit (exclusive of depreciation and amortization shown separately below):
Good Sam Services and Plans	115,550	1.8%	123,849	2.0%	(8,299)	(6.7%)
RV and Outdoor Retail
New vehicles	364,908	5.7%	407,471	6.7%	(42,563)	(10.4%)
Used vehicles	364,992	5.7%	296,697	4.9%	68,295	23.0%
Products, service and other	355,386	5.6%	356,471	5.8%	(1,085)	(0.3%)
Finance and insurance, net	639,544	10.0%	599,718	9.8%	39,826	6.6%
Good Sam Club	36,772	0.6%	41,290	0.7%	(4,518)	(10.9%)
Subtotal	1,761,602	27.7%	1,701,647	27.9%	59,955	3.5%
Total gross profit	1,877,152	29.5%	1,825,496	29.9%	51,656	2.8%

Operating expenses:
Selling, general, and administrative	1,603,222	25.2%	1,573,117	25.8%	(30,105)	(1.9%)
Depreciation and amortization	95,335	1.5%	81,190	1.3%	(14,145)	(17.4%)
Long-lived asset impairment	1,237	0.0%	15,061	0.2%	13,824	91.8%
Gain on lease termination and/or remeasurement	(1,996)	(0.0%)	(2,297)	(0.0%)	(301)	(13.1%)
(Gain) loss on sale or disposal of assets	(850)	(0.0%)	9,855	0.2%	10,705	n/m
Total operating expenses	1,696,948	26.6%	1,676,926	27.5%	(20,022)	(1.2%)
Income from operations	180,204	2.8%	148,570	2.4%	31,634	21.3%
Other expense:
Floor plan interest expense	(76,786)	(1.2%)	(95,121)	(1.6%)	18,335	19.3%
Other interest expense, net	(121,836)	(1.9%)	(140,444)	(2.3%)	18,608	13.2%
Tax Receivable Agreement liability adjustment	148,956	2.3%	—	0.0%	148,956	n/m
Other expense, net	(10,379)	(0.2%)	(3,262)	(0.1%)	(7,117)	(218.2%)
Total other expense	(60,045)	(0.9%)	(238,827)	(3.9%)	178,782	74.9%
Income (loss) before income taxes	120,159	1.9%	(90,257)	(1.5%)	210,416	233.1%
Income tax (expense) benefit	(225,797)	(3.5%)	11,377	0.2%	(237,174)	n/m
Net loss	(105,638)	(1.7%)	(78,880)	(1.3%)	(26,758)	(33.9%)
Less: net (loss) income attributable to non-controlling interests	15,839	0.2%	40,243	0.7%	(24,404)	(60.6%)
Net loss attributable to Camping World Holdings, Inc.	$(89,799)	(1.4%)	$(38,637)	(0.6%)	$(51,162)	(132.4%)

n/m- not meaningful

Supplemental Data

	Year Ended December 31,		Increase		Percent
	2025	2024	(decrease)		Change
Unit sales
New vehicles	74,458	70,484	3,974		5.6%
Used vehicles	63,574	51,032	12,542		24.6%
Total	138,032	121,516	16,516		13.6%

Average selling price
New vehicles	$37,083	$40,089	$(3,006)		(7.5%)
Used vehicles	30,991	31,624	(633)		(2.0%)

Same store unit sales(1)
New vehicles	67,984	63,584	4,400		6.9%
Used vehicles	58,254	46,858	11,396		24.3%
Total	126,238	110,442	15,796		14.3%

Same store revenue(1) ($ in 000s)
New vehicles	$2,518,571	$2,570,225	$(51,654)		(2.0%)
Used vehicles	1,798,591	1,490,114	308,477		20.7%
Products, service and other	609,435	652,874	(43,439)		(6.7%)
Finance and insurance, net	590,295	549,811	40,484		7.4%
Total	$5,516,892	$5,263,024	$253,868		4.8%

Average gross profit per unit
New vehicles	$4,901	$5,781	$(880)		(15.2%)
Used vehicles	5,741	5,814	(73)		(1.3%)
Finance and insurance, net per vehicle unit	4,633	4,935	(302)		(6.1%)
Total vehicle front-end yield(2)	9,921	10,730	(809)		(7.5%)

Gross margin
Good Sam Services and Plans	57.8%	63.7%	(580)	bps
New vehicles	13.2%	14.4%	(120)	bps
Used vehicles	18.5%	18.4%	14	bps
Products, service and other	46.9%	43.5%	348	bps
Finance and insurance, net	100.0%	100.0%	unch
Good Sam Club	88.6%	89.6%	(99)	bps
Subtotal RV and Outdoor Retail	28.6%	28.8%	(26)	bps
Total gross margin	29.5%	29.9%	(45)	bps

Retail locations
RV dealerships	195	204	(9)		(4.4%)
RV service & retail centers	1	2	(1)		(50.0%)
Total	196	206	(10)		(4.9%)

RV and Outdoor Retail inventories ($ in 000s)
New vehicles	$1,421,435	$1,241,533	$179,902		14.5%
Used vehicles	530,861	413,546	117,315		28.4%
Products, parts, accessories and misc.	159,255	166,495	(7,240)		(4.3%)
Total RV and Outdoor Retail inventories	$2,111,551	$1,821,574	$289,977		15.9%

Vehicle inventory per location ($ in 000s)
New vehicle inventory per dealer location	$7,289	$6,086	$1,203		19.8%
Used vehicle inventory per dealer location	2,722	2,027	695		34.3%

Vehicle inventory turnover(3)
New vehicle inventory turnover	1.7	1.8	(0.1)		(3.5%)
Used vehicle inventory turnover	3.1	3.3	(0.2)		(7.3%)

Other data
Active Customers(4)	4,207,712	4,487,313	(279,601)		(6.2%)
Good Sam Club members(5)	1,619,078	1,753,798	(134,720)		(7.7%)
Service bays(6)	2,794	2,812	(18)		(0.6%)
Finance and insurance gross profit as a % of total vehicle revenue	13.5%	13.5%	1	bps	n/a
Same store locations	175	n/a	n/a		n/a

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

Good Sam Services and Plans gross profit and margin decreased primarily due to incremental roadside assistance claims costs in 2025, and incremental costs associated with our tire rescue roadside assistance business purchased in June 2024, partially offset by increased Good Sam branded extended vehicle warranty program sales through retail finance and insurance offerings.

RV and Outdoor Retail

New vehicles

New vehicles revenue decreased primarily due to a 7.5% decrease in the average selling price per new vehicle sold, partially offset by a 5.6% increase in the new vehicles unit sales. On a same store basis, new vehicles revenue decreased 2.0% to $2.5 billion resulting from an 8.4% decrease in the average price per vehicle sold which was impacted by the mix shift toward more inexpensive entry level travel trailers, partially offset by a 6.9% increase in new vehicles units sold.

New vehicles gross profit decreased primarily due to a 120 basis point decrease in new vehicles gross margin, which was partially offset by the 5.6% increase in new vehicles unit sales. The new vehicles gross margin decrease was primarily driven by the 7.5% decrease in the average selling price per new vehicle sold, partially offset by a 6.2% reduction in the average cost per new vehicle sold.

Used vehicles

Used vehicles revenue increased primarily due to a 24.6% increase in used vehicles unit sales, partially offset by a 2.0% decrease in the average selling price per used vehicle sold. On a same store basis, used vehicles revenue increased 20.7% to $1.8 billion resulting from an increase in used vehicles unit sales of 24.3%, partially offset by a 2.9% decrease in average sales price per used vehicle sold.

Used vehicles gross profit increased primarily due to the 24.6% increase in used vehicles unit sales and a 14 basis point increase in used vehicles gross margin. The increase in used vehicles gross margin was primarily due to a 2.2% decrease in the average cost per used vehicle sold which was partially offset by a 2.0% decrease in the average price per used vehicle sold.

Products, service and other

Products, service and other revenue decreased primarily due to increased mix of labor towards used vehicle reconditioning and away from customer pay and warranty work as used vehicle sales volumes increased, and the divestiture of our RV furniture business in May 2024, which contributed $9.3 million of revenue outside of the RV furniture sold through our store locations in 2024. On a same store basis, products, service and other revenue decreased 6.7% to $609.4 million.

The slight decrease in products, service and other gross profit was due to the lower revenue discussed above, mostly offset by the 348 basis point increase in gross margins. The products, service and other gross margin increase was primarily driven by higher labor billing rates, improved gross margins on our aftermarket parts assortment, and the divestiture of the RV furniture business, which had a negative gross margin for 2024.

Finance and insurance, net

Finance and insurance revenue and gross profit is recorded net, since the Company is acting as an agent in the transaction, and commission is recognized when a finance and insurance product contract payment has been received or financing has been arranged. The finance and insurance, net revenue increase was primarily a result of an increased number of contracts sold resulting from a 13.6% increase in total vehicle unit sales and incremental revenue from new finance and insurance products, partially offset by a 6.2% decrease in total vehicle average selling price, since certain finance and insurance, net offerings correlate with the selling price of vehicles, and an unfavorable impact of $6.7 million from changes in the estimate of chargebacks based on actuarial analyses. Finance and insurance, net revenue as a percentage of new and used vehicle revenue was 13.5%, unchanged from the prior year. On a same store basis, finance and insurance, net revenue increased 7.4%.

Good Sam Club

Good Sam Club revenue and gross profit had a decrease primarily from a 7.7% decrease in Good Sam Club members, excluding free basic plan members, increased club digital marketing expense to attract new members and retain existing members, and increased employee compensation costs. The decline in Good Sam Club members was a result of the availability of the free basic plan that was introduced in late 2023, which provides for limited participation in the loyalty point program without access to the remaining member benefits, price increases introduced by early 2024 that impacted renewal rates, and the discontinuation of a three-year membership that was replaced by a one-year elite tier membership with similar pricing.

Operating Expenses and Other

SG&A

Selling, general and administrative expenses increased primarily due to a $22.6 million increase in stock-based compensation expense (“SBC”), a $12.5 million increase in outside service provider fees related primarily to software expenses and related maintenance expense; and an $11.4 million increase in commissions costs; partially offset by a $16.7 million decrease in employee cash compensation costs excluding commissions.

Depreciation and amortization

Depreciation and amortization increased primarily from accelerated depreciation on properties no longer in service and additional depreciation associated with incremental capital expenditures for existing dealership locations versus the prior year.

Long-lived asset impairment

As discussed in Note 5 – Restructuring and Long-Lived Asset Impairment to our consolidated financial statements included in Part II, Item 8 of this Form 10-K, we recognized $1.2 million and $15.1 million of long-lived asset impairment charges for the years ended December 31, 2025 and 2024, respectively, relating to decreases in market rental rates or market value of real property for closed locations, or based on the Company’s review of location performance in the normal course of business.

Gain on lease termination and/or remeasurement

We recognized a $0.3 million decrease in gain on lease termination and/or lease remeasurement in 2025, which represented a decrease of $2.7 million from the derecognition of the operating lease assets and liabilities and other lease costs relating to the terminated leases net of cash payments to terminate those leases, partially offset by a $2.4 million gain on remeasurement of leases in connection with other extensions negotiated in 2025.

(Gain) loss on sale or disposal of assets

The change in (gain) loss on sale or disposal of assets was driven primarily by the divestiture of our RV furniture business in 2024 that resulted in a loss of $7.1 million (see Note 6 – Assets Held for Sale and Business Divestiture to our consolidated financial statements included in Part II, Item 8 of this Form 10-K), as well as a reduction in loss on sale or disposal of various assets in RV and Outdoor Retail segment.

Floor plan interest expense

The decrease in floor plan interest expense was primarily due to a 128 basis point decrease in the average floor plan borrowing rate. The average interest rate for the Floor Plan Facility for the years ended December 31, 2025 and 2024 was 6.35% and 7.63%, respectively.

Other interest expense, net

Other interest expense, net decreased primarily due to a 93 basis point decrease in the Term Loan Facility average interest rate, and lower average principal balances on the Company’s Term Loan Facility and Real Estate Facilities (see Note 10 – Long-Term Debt to our consolidated financial statements included in Part II, Item 8 of this Form 10-K). The average interest rate for the Term Loan Facility for the years ended December 31, 2025 and 2024 was 6.87% and 7.80%, respectively. The average interest rate on the M&T Real Estate Facility for years ended December 31, 2025 and 2024 was 6.78% and 7.45%, respectively.

Tax Receivable Agreement Liability adjustment

The increase in Tax Receivable Agreement liability adjustment was based on the change in the determination of the realizability of future cash tax benefits underlying the estimate of future payments under the Tax Receivable Agreement during the year ended December 31, 2025, which resulted in a remaining Tax Receivable Agreement liability of $1.4 million as of December 31, 2025. See Note 12 ― Income Taxes to our consolidated financial statements included in Part II, Item 8 of this Form 10-K for further details.

Other expense, net

Other expense, net increased primarily due to $3.0 million higher losses recognized on investments in equity securities and an additional credit loss of $4.1 million related to notes receivable associated with those investments in equity securities.

Income tax (expense) benefit

The change in income tax (expense) benefit was primarily due to $182.8 million of income tax expense for establishing a full valuation allowance against the net deferred tax assets of the public holding company, CWH, during the year ended December 31, 2025 and $37.3 million of income tax expense for the remeasurement of deferred tax assets associated with the reduction of the Tax Receivable Agreement liability, as discussed above. See Note 12 ― Income Taxes to our consolidated financial statements included in Part II, Item 8 of this Form 10-K for further details.

Segment Results

The following tables set forth information comparing select components of Segment Adjusted EBITDA for the years ended December 31, 2025 and 2024 (see Note 23 — Segment Information of our consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information on our segments).

	Year Ended December 31,
	2025		2024		Favorable /
		Percent of		Percent of	(Unfavorable)
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%
Good Sam Services and Plans:
Revenue:
External revenue	$199,751	99.4%	$194,575	99.5%	$5,176	2.7%
Intersegment revenue(1)	1,181	0.6%	1,055	0.5%	126	11.9%
Total revenue before intersegment eliminations	200,932	100.0%	195,630	100.0%	5,302	2.7%

Segment expenses:
Adjusted costs applicable to revenue(2)	84,082	41.8%	70,557	36.1%	(13,525)	(19.2%)
Intersegment costs applicable to revenue(3)	742	0.4%	784	0.4%	42	5.4%
Adjusted selling, general and administrative(4)	30,432	15.1%	29,774	15.2%	(658)	(2.2%)
Segment Adjusted EBITDA	$85,676	42.6%	$94,515	48.3%	$(8,839)	(9.4%)

RV and Outdoor Retail:
Revenue:
External revenue	$6,169,398	99.8%	$5,905,399	99.8%	$263,999	4.5%
Intersegment revenue(1)	10,932	0.2%	11,358	0.2%	(426)	(3.8%)
Total revenue before intersegment eliminations	6,180,330	100.0%	5,916,757	100.0%	263,573	4.5%

Segment expenses:
Adjusted costs applicable to revenue(2)	4,407,456	71.3%	4,203,549	71.0%	(203,907)	(4.9%)
Intersegment costs applicable to revenue(3)	11,615	0.2%	9,780	0.2%	(1,835)	(18.8%)
Adjusted selling, general and administrative(4)	1,514,890	24.5%	1,509,557	25.5%	(5,333)	(0.4%)
Floor plan interest expense	76,786	1.2%	95,121	1.6%	18,335	19.3%
Other segment items(5)	(155)	(0.0%)	188	0.0%	343	n/m
Segment Adjusted EBITDA	$169,738	2.7%	$98,562	1.7%	$71,176	72.2%

n/m – not meaningful

(1)	Intersegment revenue consists of segment revenue that is eliminated in our consolidated statements of operations.
(2)	Adjusted costs applicable to revenue exclude stock-based compensation expense, and intersegment costs applicable to revenue.
(3)	Intersegment costs applicable to revenue consist of segment costs applicable to revenue that are eliminated in our consolidated statements of operations.
(4)	Adjusted selling, general, and administrative expenses excludes stock-based compensation expense, restructuring costs, and intersegment operating expenses.
(5)	Other segment items include (i) intersegment operating expenses, which are eliminated in our consolidated statements of operations, and (ii) other expense, net excluding loss and/or impairment on investments in equity securities.

Good Sam Services and Plans Segment

See the “Revenue and Gross Profit” section above for a discussion of impacts to revenue for Good Sam Services and Plans. Adjusted costs applicable to segment revenues reflected increased roadside assistance claims costs and costs associated with the tire rescue roadside assistance business purchased in June, 2024. The adjusted selling, general and administrative expenses increased primarily from increased employee cash compensation expense. The Good Sam Services and Plans Segment Adjusted EBITDA decrease was driven primarily by the increase to adjusted costs applicable to revenue and additional adjusted selling, general and administrative expenses, partially offset by the increase to external revenue discussed above. Intersegment revenue and intersegment costs applicable to revenue did not have a significant impact on the decrease in Segment Adjusted EBITDA.

RV and Outdoor Retail Segment

See the “Revenue and Gross Profit” section above for a discussion of impacts to revenue for RV and Outdoor Retail and “Floor plan interest expense” section above for a discussion of the decrease in floor plan interest expense. Adjusted costs applicable to segment revenue increased from (i) higher total vehicle costs driven by 13.6% higher total unit sales, partially offset by the reductions in cost per new and used vehicles discussed above, and (ii) lower products, service and other costs applicable to revenue primarily from the same drivers of the decrease in revenue discussed above. Adjusted selling, general and administrative expense increased primarily due to $12.1 million of increased fees paid to outside services providers primarily relating to software expenses and related maintenance expenses, $11.4 million of increased commissions costs, and $3.8 million of additional legal fees and reserves, partially offset by $20.6 million of reduced employee cash compensation expense excluding commissions. The RV and Outdoor Retail Segment Adjusted EBITDA increased from the increases in revenue and reduction in floor plan interest expense, partially offset by the increase in adjusted costs applicable to segment revenue discussed above, and increased adjusted selling, general and administrative expense. Intersegment revenue, intersegment costs applicable to revenue, and intersegment operating expenses did not have a significant impact on the increase in Segment Adjusted EBITDA.

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

EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin

We define “EBITDA” as net (loss) income before other interest expense, net (excluding floor plan interest expense), provision for income tax expense and depreciation and amortization. We define “Adjusted EBITDA” as EBITDA further adjusted for the impact of certain noncash and other items that we do not consider in our evaluation of ongoing operating performance. These items include, among other things, long-lived asset impairment, gains on lease termination and/or remeasurement, gains and losses on sale or disposal of assets, net, SBC, modification expense relating to Marcus A. Lemonis’ second amended and restated employment agreement, Tax Receivable Agreement liability adjustment, restructuring costs, loss and/or impairment on investments in equity securities, and other unusual or one-time items. We define “Adjusted EBITDA Margin” as Adjusted EBITDA as a percentage of total revenue. We caution investors that amounts presented in accordance with our definitions of EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin may not be comparable to similar measures disclosed by our competitors, because not all companies and analysts calculate EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin in the same manner. We present EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin because we consider them to be important supplemental measures of our performance and believe they are frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. Management believes that investors’ understanding of our performance is enhanced by including these Non-GAAP Financial Measures as a reasonable basis for comparing our ongoing results of operations.

The following table reconciles Segment Adjusted EBITDA to consolidated Adjusted EBITDA:

	Year Ended December 31,
($ in thousands)	2025	2024	2023
Good Sam Services and Plans Segment Adjusted EBITDA	$85,676	$94,515	$110,880
RV and Outdoor Retail Segment Adjusted EBITDA	169,738	98,562	188,329
Total Segment Adjusted EBITDA	255,414	193,077	299,209
Corporate and Other Adjusted EBITDA	(12,492)	(14,234)	(12,996)
Total Adjusted EBITDA	$242,922	$178,843	$286,213

The following table reconciles EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin to the most directly comparable GAAP financial performance measures:

	Year Ended December 31,
($ in thousands)	2025	2024	2023
EBITDA and Adjusted EBITDA:
Net (loss) income	$(105,638)	$(78,880)	$52,929
Other interest expense, net	121,836	140,444	135,270
Depreciation and amortization	95,335	81,190	68,643
Income tax expense (benefit)	225,797	(11,377)	(3,527)
Subtotal EBITDA	337,330	131,377	253,315
Long-lived asset impairment (a)	1,237	15,061	9,269
Gain on lease termination and/or remeasurement (b)	(1,996)	(2,297)	(103)
(Gain) loss on sale or disposal of assets, net (c)	(850)	9,855	(5,222)
SBC (d)	44,278	21,585	24,086
Employment agreement modification expense (e)	1,500	—	—
Tax Receivable Agreement liability adjustment (f)	(148,956)	—	(2,442)
Restructuring costs (g)	—	—	5,540
Loss and/or impairment on investments in equity securities (h)	10,379	3,262	1,770
Adjusted EBITDA	$242,922	$178,843	$286,213

	Year Ended December 31,
(as percentage of total revenue)	2025	2024	2023
Adjusted EBITDA margin:
Net (loss) income margin	(1.7%)	(1.3%)	0.9%
Other interest expense, net	1.9%	2.3%	2.2%
Depreciation and amortization	1.5%	1.3%	1.1%
Income tax expense (benefit)	3.5%	(0.2%)	(0.1%)
Subtotal EBITDA margin	5.3%	2.2%	4.1%
Long-lived asset impairment (a)	0.0%	0.2%	0.1%
Gain on lease termination and/or remeasurement (b)	(0.0%)	(0.0%)	(0.0%)
(Gain) loss on sale or disposal of assets, net (c)	(0.0%)	0.2%	(0.1%)
SBC (d)	0.7%	0.4%	0.4%
Employment agreement modification expense (e)	0.0%	—	—
Tax Receivable Agreement liability adjustment (f)	(2.3%)	—	(0.0%)
Restructuring costs (g)	—	—	0.1%
Loss and/or impairment on investments in equity securities (h)	0.2%	0.1%	0.0%
Adjusted EBITDA margin	3.8%	2.9%	4.6%

(a)	Represents long-lived asset impairment charges related to the RV and Outdoor Retail segment. See Note 5 – Restructuring and Long-Lived Asset Impairment to our consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information.
(b)	Represents the gains on the termination and/or remeasurement of operating leases resulting from lease termination fees and the derecognition of the operating lease assets and liabilities. See Note 5 – Restructuring and Long-Lived Asset Impairment to our consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information.
(c)	Represents an adjustment to eliminate the gains and losses on disposals and sales of various assets.
(d)	Represents noncash SBC expense relating to employees, directors, and consultants of the Company.
(e)	Represents the 2026 salary under the second amended and restated employment agreement (“Lemonis Second Employment Agreement”) for Marcus A. Lemonis, our former Chairman and Chief Executive Officer. We deemed the 2026 service conditions under the Lemonis Second Employment Agreement to be nonsubstantive for accounting purposes, so we accrued Mr. Lemonis’ 2026 salary of $1.5 million as of December 31, 2025, which was the date that Mr. Lemonis retired from the position of Chairman and Chief Executive Officer. Mr. Lemonis’ SBC and other compensation that may be settled in shares is included in the SBC amount above.
(f)	Represents an adjustment to eliminate the gains on remeasurement of the Tax Receivable Agreement liability. For the year ended December 31, 2025, this adjustment related to the change in the determination of the realizability of future cash benefits underlying the estimate of future payments under the Tax Receivable Agreement. For the year ended December 31, 2023, this adjustment related primarily to changes in our blended statutory income tax rate. See Note 12 – Income Taxes to our consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information.
(g)	Represents restructuring costs relating to the Active Sports Restructuring during the year ended December 31, 2023 and excludes our 2019 Strategic Shift. These restructuring costs include one-time employee termination benefits, incremental inventory reserve charges, and other associated costs. These costs exclude lease termination costs, which are presented separately above. See Note 5 – Restructuring and Long-Lived Asset Impairment to our consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information.
(h)	Represents loss and/or impairment on investments in equity securities and interest income and/or provision for credit losses relating to any notes receivables in connection with those investments. These amounts are included in other expense, net in the consolidated statements of operations.

Adjusted Net (Loss) Income Attributable to Camping World Holdings, Inc. and Adjusted (Loss) Earnings Per Share

We define “Adjusted Net (Loss) Income Attributable to Camping World Holdings, Inc. – Basic” as net income attributable to Camping World Holdings, Inc. adjusted for the impact of certain noncash and other items that we do not consider in our evaluation of ongoing operating performance. These items include, among other things, long-lived asset impairment, gains on lease termination and/or remeasurement, gains and losses on sale or disposal of assets, net, SBC, modification expense relating to Marcus A. Lemonis’ second amended and restated employment agreement, Tax Receivable Agreement liability adjustment, restructuring costs, loss and/or impairment on investments in equity securities, other unusual or one-time items, the income tax expense effect of these adjustments, income tax expense impact from the LLC Conversion, income tax expense impact from the significant change in valuation allowance against deferred tax assets, and the effect of net income attributable to non-controlling interests from these adjustments.

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

The following table reconciles Adjusted Net (Loss) Income Attributable to Camping World Holdings, Inc. – Basic, Adjusted Net (Loss) Income Attributable to Camping World Holdings, Inc. – Diluted, Adjusted (Loss) Earnings Per Share – Basic, and Adjusted (Loss) Earnings Per Share – Diluted to the most directly comparable GAAP financial performance measure:

	Year Ended December 31,
(In thousands except per share amounts)	2025	2024	2023
Numerator:
Net (loss) income attributable to Camping World Holdings, Inc.	$(89,799)	$(38,637)	$33,372
Adjustments related to basic calculation:
Long-lived asset impairment (a):
Gross adjustment	1,237	15,061	9,269
Income tax expense for above adjustment (b)	—	(2,033)	(1,233)
Gain on lease termination and/or remeasurement (c):
Gross adjustment	(1,996)	(2,297)	(103)
Income tax benefit for above adjustment (b)	—	301	13
(Gain) loss on sale or disposal of assets (d):
Gross adjustment	(850)	9,855	(5,222)
Income tax (expense) benefit for above adjustment (b)	(10)	(1,310)	690
SBC (e):
Gross adjustment	44,278	21,585	24,086
Income tax expense for above adjustment (b)	(21)	(2,963)	(3,228)
Employee agreement modification expense (f):
Gross adjustment	1,500	—	—
Tax Receivable Agreement liability adjustment (g):
Gross adjustment	(148,956)	—	(2,442)
Income tax benefit for above adjustment (b)	37,239	—	613
Restructuring costs (h):
Gross adjustment	—	—	5,540
Income tax expense for above adjustment (b)	—	—	(736)
Loss and/or impairment on investments in equity securities (i):
Gross adjustment	10,379	3,262	1,770
Income tax expense for above adjustment (b)	—	(473)	(237)
Income tax benefit impact from LLC Conversion (j):	—	—	(2,008)
Income tax expense impact from significant change in valuation allowance against deferred tax assets (k):	182,775	—	—
Adjustment to net (loss) income attributable to non-controlling interests resulting from the above adjustments (l)	(21,177)	(21,635)	(16,683)
Adjusted net income (loss) attributable to Camping World Holdings, Inc. – basic	14,599	(19,284)	43,461
Adjustments related to diluted calculation:
Reallocation of net income attributable to non-controlling interests from the dilutive redemption of common units in CWGS, LLC (m)	5,337	—	36,240
Income tax on reallocation of net income attributable to non-controlling interests from the dilutive redemption of common units in CWGS, LLC (n)	—	—	(8,341)
Adjusted net income (loss) attributable to Camping World Holdings, Inc. – diluted	$19,936	$(19,284)	$71,360
Denominator:
Weighted-average Class A common shares outstanding – basic	62,724	48,005	44,626
Adjustments related to diluted calculation:
Dilutive redemption of common units in CWGS, LLC for shares of Class A common stock (o)	39,895	—	40,045
Dilutive options to purchase Class A common stock (o)	—	—	20
Dilutive liability-classified awards (o)	19	—	—
Dilutive restricted stock units (o)	169	—	281
Adjusted weighted average Class A common shares outstanding – diluted	102,807	48,005	84,972

Adjusted earnings (loss) per share - basic	$0.23	$(0.40)	$0.97
Adjusted earnings (loss) per share - diluted	$0.19	$(0.40)	$0.84

	Year Ended December 31,
(In thousands except per share amounts)	2025	2024	2023
Anti-dilutive amounts (p):
Numerator:
Reallocation of net income attributable to non-controlling interests from the anti-dilutive redemption of common units in CWGS, LLC (m)	$—	$(18,608)	$—
Income tax on reallocation of net (loss) income attributable to non-controlling interests from the anti-dilutive redemption of common units in CWGS, LLC (n)	$—	$5,323	$—
Denominator:
Anti-dilutive redemption of common units in CWGS, LLC for shares of Class A common stock (o)	—	40,007	—
Anti-dilutive options to purchase Class A common stock (o)	—	9	—
Anti-dilutive restricted stock units (o)	—	268	—

Reconciliation of per share amounts:
(Loss) earnings per share of Class A common stock — basic	$(1.43)	$(0.80)	$0.75
Non-GAAP Adjustments (q)	1.66	0.40	0.22
Adjusted earnings (loss) per share - basic	$0.23	$(0.40)	$0.97

(Loss) earnings per share of Class A common stock — diluted	$(1.43)	$(0.80)	$0.57
Non-GAAP Adjustments (q)	1.65	0.40	0.23
Dilutive redemption of common units in CWGS, LLC for shares of Class A common stock (r)	(0.03)	—	0.04
Adjusted earnings (loss) per share - diluted	$0.19	$(0.40)	$0.84

(a)	Represents long-lived asset impairment charges related to the RV and Outdoor Retail segment. See Note 5 – Restructuring and Long-Lived Asset Impairment to our consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information.
(b)	Represents the current and deferred income tax expense or benefit effect of the above adjustments. For the year ended December 31, 2025, the income tax impact for many of the adjustments related to the public holding company, CWH, which had a full valuation allowance against its net deferred tax assets, for which no income tax benefit or expense could be recognized. This assumption used a blended statutory tax rate between 25.0% and 25.3% for the adjustments for the 2025, 2024 and 2023 periods, which represent the estimated tax rates that would apply had the above adjustments been included in the determination of our non-GAAP metric.
(c)	Represents the gains on the termination and/or remeasurement of operating leases resulting from lease termination fees and the derecognition of the operating lease assets and liabilities. See Note 5 – Restructuring and Long-Lived Asset Impairment to our consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information.
(d)	Represents an adjustment to eliminate the gains and losses on disposal and sales of various assets.
(e)	Represents noncash SBC expense relating to employees, directors, and consultants of the Company.
(f)	Represents the 2026 salary under the second amended and restated employment agreement (“Lemonis Second Employment Agreement”) for Marcus A. Lemonis, our former Chairman and Chief Executive Officer. We deemed the 2026 service conditions under the Lemonis Second Employment Agreement to be nonsubstantive for accounting purposes, so we accrued Mr. Lemonis’ 2026 salary of $1.5 million as of December 31, 2025, which was the date that Mr. Lemonis retired from the position of Chairman and Chief Executive Officer. Mr. Lemonis’ SBC and other compensation that may be settled in shares is included in the SBC amount above.
(g)	Represents an adjustment to eliminate the gains on remeasurement of the Tax Receivable Agreement liability. For the year ended December 31, 2025, this adjustment related to the change in the determination of the realizability of future cash benefits underlying the estimate of future payments under the Tax Receivable Agreement. For the year ended December 31, 2023, this adjustment related primarily to changes in our blended statutory income tax rate. See Note 12 – Income Taxes to our consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information.
(h)	Represents restructuring costs relating to Active Sports Restructuring during the year ended December 31, 2023 and excludes our 2019 Strategic Shift. These restructuring costs include one-time employee termination benefits, incremental inventory reserve charges, and other associated costs. These costs exclude lease termination costs, which are presented separately above. See Note 5 – Restructuring and Long-Lived Asset Impairment to our consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information.
(i)	Represents loss and/or impairment on investments in equity securities and interest income and/or provision for credit losses relating to any notes receivables in connection with those investments for periods beginning after December 31, 2022. These amounts are included in other expense, net in the consolidated statements of operations.
(j)	Represents income tax benefit relating to the LLC Conversion, which was primarily from adjustments for certain deferred tax assets that were written off or had changes in their valuation allowance. See Note 12 – Income Taxes to our consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information.
(k)	Represents the income tax expense relating to the significant change in the valuation allowance for deferred tax assets for CWH, the public holding company.

(l)	Represents the adjustment to net (loss) income attributable to non-controlling interests resulting from the above adjustments that impact the net (loss) income of CWGS, LLC. This adjustment uses the non-controlling interest’s weighted average ownership of CWGS, LLC of 38.9%, 45.5% and 47.3% for the years ended December 31, 2025, 2024 and 2023, respectively.
(m)	Represents the reallocation of net (loss) income attributable to non-controlling interests from the impact of the assumed change in ownership of CWGS, LLC from stock options, restricted stock units, and/or common units of CWGS, LLC.
(n)	Represents the income tax expense effect of the above adjustment for reallocation of net (loss) income attributable to non-controlling interests. For the year ended December 31, 2025, the income tax impact of this reallocation adjustment related to the public holding company, CWH, which had a full valuation allowance against its net deferred tax assets, for which no income tax benefit or expense could be recognized. This assumption used a blended statutory tax rate between 25.0% and 25.3% for the adjustments for the 2025, 2024 and 2023 periods.
(o)	Represents the impact to the denominator for stock options, liability-classified awards, restricted stock units, and/or common units of CWGS, LLC.
(p)	The below amounts have not been considered in our adjusted earnings per share – diluted amounts as the effect of these items are anti-dilutive. Additionally, 750,000 performance stock units granted in January 2025 were excluded from the calculation of our adjusted earnings per share – diluted, since they represent contingently issuable shares for which all of the necessary conditions had not been satisfied (see Note 21 — Stock-Based Compensation Plans to our consolidated financial statements included in Part II, Item 8 of this Form 10-K).
(q)	Represents the per share impact of the Non-GAAP adjustments to net income detailed above (see (a) through (l) above).
(r)	Represents the per share impact of stock options, liability-classified awards, restricted stock units, and/or common units of CWGS, LLC from the difference in their dilutive impact between the GAAP and Non-GAAP (loss) earnings per share calculations.

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

The following table reconciles SG&A Excluding SBC to the most directly comparable GAAP financial performance measure:

	Year Ended December 31,
($ in thousands)	2025	2024	2023
SG&A Excluding SBC:
SG&A	$1,603,222	$1,573,117	$1,538,988
SBC - SG&A	(43,819)	(21,213)	(23,191)
SG&A Excluding SBC:	$1,559,403	$1,551,904	$1,515,797
As a percentage of gross profit	83.1%	85.0%	80.7%

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

Our additional liquidity needs are expected to include public company costs; payment of cash dividends, if any; any exercise of the redemption right by the Continuing Equity Owners from time to time (should we elect to redeem common units for a cash payment); payments under the Tax Receivable Agreement to the extent that tax benefits underlying the Tax Receivable Agreement are realizable; and state and federal taxes to the extent not reduced as a result of the tax deductions generated by (i) payments under the Tax Receivable Agreement and (ii) redemptions of common units by the Continuing Equity Owners. The Continuing Equity Owners may exercise such redemption right for as long as their common units remain outstanding. Although the actual timing and amount of any payments that may be made under the Tax Receivable Agreement will vary, we expect that the payments that we will be required to make to the Continuing Equity Owners, Former Profits Unit Holders, and Crestview Partners II GP, L.P. may be significant if the tax benefits underlying the Tax Receivable Agreement are realizable. Any payments made by us to Continuing Equity Owners, Former Profits Unit Holders, and Crestview Partners II GP, L.P. under the Tax Receivable Agreement will generally reduce the amount of overall cash flow that might have otherwise been available to us or to CWGS, LLC and, to the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, the unpaid amounts generally will be deferred and will accrue interest until paid by us; provided, however, that nonpayment for a specified period may constitute a material breach of a material obligation under the Tax Receivable Agreement and therefore may accelerate payments due under the Tax Receivable Agreement. For a discussion of the Tax Receivable Agreement, see Note 12 — Income Taxes to our consolidated financial statements included in Part II, Item 8 of this Form 10-K.

November 2024 Public Offering

In November 2024, we completed a public offering (the “November 2024 Public Offering”) in which the Company sold 16,829,267 shares of our Class A common stock, including 2,195,121 under the exercised underwriter’s option, at a public offering price of $20.50 per share (or $19.81 per share after underwriting discounts and commissions). We received $333.4 million in proceeds, net of underwriting discounts and commissions, which were used to purchase 16,829,267 common units from CWGS, LLC at a price per unit equal to the public offering price per share of Class A common stock in the November 2024 Public Offering, less underwriting discounts and commissions. We incurred approximately $1.0 million of offering costs related to the November 2024 Public Offering and have used the net proceeds from the sale of common units to CWH for general corporate purposes, including strengthening the balance sheet, working capital for growth, acquisitions, and pay down of debt.

Stock Repurchase Program

In October 2020, our Board of Directors initially authorized a stock repurchase program for the repurchase of up to $100.0 million of our Class A common stock, expiring on October 31, 2022. In August 2021 and January 2022, our Board of Directors authorized increases to the stock repurchase program for the repurchase of up to an additional $125.0 million and $152.7 million, respectively, of our Class A common stock. Following these extensions, the stock repurchase program expired on December 31, 2025. During the years ended December 31, 2025 and 2024, we did not repurchase shares of Class A common stock.

Dividends

We historically paid a quarterly cash dividend to holders of Class A common stock. In February 2026, following consideration of forecasted tax distributions, the reduced availability of excess tax distributions to fund dividend payments driven partly by the impact of recent tax law changes, and in consideration of our focus on reducing net debt leverage, our Board of Directors determined to pause our regular cash dividend program. Our Board of Directors will monitor changes in the above factors and plans to re-evaluate the future of our dividend program at a later date.

If we determine to reinstate our regular quarterly cash dividend, our ability to pay cash dividends on our Class A common stock depends on, among other things, our results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, restrictions in our debt agreements and in any preferred stock, restrictions under applicable law, the extent to which such distributions would render CWGS, LLC insolvent, our business prospects and other factors that our Board of Directors may deem relevant. See “Dividend Policy” included in Part II, Item 5 of this Form 10-K and “Risk Factors ─ Risks Relating to Ownership of Our Class A Common Stock ─ “Our ability and intention to pay dividends on our Class A common stock is subject to the discretion of our Board of Directors and may be limited by our structure and statutory restrictions” included in Part I, Item 1A of this Form 10-K.

In the year ended December 31, 2025, we paid an aggregate of $31.4 million in dividends. During the first half of 2025, the quarterly dividends were funded entirely from the Excess Tax Distribution (as defined under “Dividend Policy” included in Part II, Item 5 of this Form 10-K), with no portion funded by other common unit cash distributions from CWGS, LLC. The quarterly dividend for the third quarter of 2025, was funded with a $0.060 per common unit cash distribution from CWGS, LLC and the remaining $0.065 per share of Class A common stock funded with all or a portion of the Excess Tax Distribution. The quarterly dividend for the fourth quarter of 2025 was entirely funded with a $0.125 per common unit cash distribution from CWGS, LLC. In aggregate, $11.7 million and $19.7 million of the 2025 cash dividends were funded by the cash distribution from CWGS, LLC and the Excess Tax Distribution, respectively. Additionally, in 2025, the non-controlling interest received its share of the $0.185 per common unit distribution from CWGS, LLC for an aggregate $7.4 million, which was presented in distributions to holders of LLC common units in our consolidated statements of cash flows included in Part II, Item 8 of this Form 10-K. During the year ended December 31, 2024, the dividends were funded entirely from the Excess Tax, with no portion funded by other cash distributions from CWGS, LLC.

Acquisitions and Capital Expenditures

During the year ended December 31, 2025, the RV and Outdoor Retail segment purchased real property for an aggregate purchase price of $123.9 million, inclusive of a $1.1 million note receivable that was forgiven as partial consideration for one of the properties.

Over the next twelve months, our expansion of existing and new dealerships through construction and acquisition is expected to cost between $39.0 million and $49.0 million from a combination of capital expenditures relating to land, buildings, and improvements and, to a lesser extent, business acquisitions. These cost estimates exclude amounts for acquired inventories, which are primarily financed through our Floor Plan Facility. Additionally, the cost estimates do not consider potential funding received through sale leaseback transactions or other means for real estate and construction activities. Factors that could impact the quantity of future locations or the cost to acquire or open those locations include, but are not limited to, our ability to locate potential acquisition targets or greenfield locations in a geographic area and at a cost that meets our success criteria; continued strong cash flow generation to fund these acquisitions and new locations; and availability of financing.

Tax Receivable Agreement Liability

We expect to pay $1.4 million under the Tax Receivable Agreement during the year ending December 31, 2026 and do not currently estimate that future cash tax benefits underlying the estimate of further future payments under the Tax Receivable Agreement are realizable.

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

As of December 31, 2025 and 2024, we had working capital of $435.1 million and $590.3 million, respectively, including $215.0 million and $208.4 million, respectively, of cash and cash equivalents. The decrease in working capital was primarily due to the increase in the notes payable — floor plan, net, which outpaced the increase in inventories as we increased the proportion of notes payable — floor plan that were associated with used vehicles. Within current liabilities, which are deducted from current assets to calculate our working capital, we had deferred revenues of $90.5 million and $92.1 million as of December 31, 2025 and 2024, respectively. Deferred revenues primarily consists of cash collected for club memberships and roadside assistance contracts in advance of services to be provided, which is deferred and recognized as revenue over the life of the membership, deferred revenues for the annual campground guide, and our Good Sam Club loyalty points liability. We use net proceeds from this deferred membership revenue to lower our long-term borrowings and finance our working capital needs. Our Floor Plan Facility includes a flooring line aggregate interest reduction (“FLAIR”) offset account that allows us to transfer cash as an offset to the payables under the Floor Plan Facility. As of December 31, 2025, and 2024, the FLAIR offset account was $25.1 million and $79.5 million, respectively, of which $25.1 million and $79.5 million, respectively, could have been withdrawn while remaining in compliance with the financial covenants of the Floor Plan Facility. Cash may be transferred from the FLAIR offset account to cash and cash equivalents at our discretion.

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

Cash Flow

The following table shows summary cash flow information:

	Year Ended December 31,
($ in thousands)	2025	2024	2023
Net cash (used in) provided by operating activities	$(131,985)	$245,159	$310,807
Net cash used in investing activities	(201,162)	(88,175)	(369,406)
Net cash provided by (used in) financing activities	339,768	11,791	(31,885)
Net increase (decrease) in cash and cash equivalents	$6,621	$168,775	$(90,484)

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

Net cash used in operating activities was $132.0 million for the year ended December 31, 2025, a decrease of $377.1 million from net cash provided by operating activities of $245.2 million for the year ended December 31, 2024. The decrease was primarily due to a $450.9 million decrease in the working capital adjustment for inventory, a $149.0 million change in the Tax Receivable Agreement liability adjustment, a $26.8 million reduction in net income, a $13.8 million decrease in long-lived asset impairment, a $13.6 million decrease in the working capital adjustment for accounts receivable and contracts in transit, a $10.7 million increase in gain on sale or disposal of assets, and a $5.2 million decrease in working capital adjustment for deferred revenues, partially offset by a $226.7 million increase in deferred income taxes, a $22.7 million increase in stock-based compensation, a $14.1 million increase in depreciation and amortization, a $13.8 million increase in the working capital adjustment for accounts payable and accrued expenses, and a $13.4 million increase in the working capital adjustment for payment pursuant to the Tax Receivable Agreement.

Net cash provided by operating activities was $245.2 million for the year ended December 31, 2024, a decrease of $65.6 million from $310.8 million of net cash provided by operating activities for the year ended December 31, 2023. The decrease was primarily due to a $131.8 million reduction in net income, a $25.9 million decrease in the working capital adjustment for prepaid expenses and other assets, a $9.2 million decrease in the working capital adjustment for accounts payable and accrued expenses, a $6.7 million increase in gain on lease termination, a $4.4 million decrease in noncash lease expense, and a $2.5 million decrease in stock-

based compensation, partially offset by a $34.1 million increase in the working capital adjustment for accounts receivable and contracts in transit, a $27.1 million increase in the working capital adjustment for inventory, a $15.1 million increase in loss on sale or disposal of assets, a $12.5 million increase in depreciation and amortization, a $12.5 million increase in the working capital adjustment for other, net, a $5.8 million increase in long-lived asset impairment, and a $3.4 million increase in deferred revenues.

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

The table below summarizes our capital expenditures:

	Year Ended December 31,
($ in thousands)	2025	2024	2023
IT hardware and software	$27,448	$20,414	$14,889
Greenfield and acquired dealership locations	13,200	25,798	41,968
Existing store locations	87,968	39,877	57,591
Corporate and other	826	4,748	16,632
Total capital expenditures	$129,442	$90,837	$131,080

Our capital expenditures consist primarily of investing in acquired and greenfield retail and RV dealership locations, existing retail locations, information technology, hardware and software. The expected minimum capital expenditures relating to new dealerships and real estate purchases for the year ending December 31, 2025 are discussed above. As of December 31, 2025, we had entered into contracts for construction of new and existing dealership buildings for an aggregate future commitment of capital expenditures of $1.7 million. There were no other material commitments for capital expenditures as of December 31, 2025.

Net cash used in investing activities was $201.2 million for the year ended December 31, 2025. The $201.2 million of cash used in investing activities was comprised of $129.4 million of capital expenditures primarily related to store locations, $122.8 million for the purchase of real property, $81.2 million for the acquisition of RV dealerships, net of cash acquired, and $16.9 million for purchases of other investments, partially offset by $130.6 million of proceeds from the sale or disposal of real property, $11.0 million in proceeds from the divestiture of a business, and $7.2 million of proceeds from the sale or disposal of property and equipment. See Note 16 – Acquisitions to our consolidated financial statements included in Part II, Item 8 of this Form 10-K.

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

Our net cash provided by financing activities was $339.8 million for the year ended December 31, 2025. The $339.8 million of cash provided by financing activities was primarily due to $444.8 million of net proceeds on borrowings under the Floor Plan Facility, partially offset by $49.9 million of payments on long-term debt,

$31.4 million of dividends paid on Class A common stock, $8.4 million of payments on finance leases, $7.5 million of member distributions, and $6.0 million of withholding taxes paid upon the vesting of restricted stock units,

Our net cash provided by financing activities was $11.8 million for the year ended December 31, 2024. The $11.8 million of cash provided by financing activities was primarily due to $332.9 million of proceeds from issuance of Class A common stock sold in a public offering, net of underwriter discount and commissions, $55.6 million of proceeds from long-term debt, $43.0 million from borrowings on our revolving line of credit under the Floor Plan Facility and $0.5 million of proceeds from exercise of stock options, partially offset by $217.9 million of net payments on borrowings under the Floor Plan Facility, $80.9 million of payments on long-term debt, $63.9 million of payments on the revolving line of credit, $24.7 million of dividends paid on Class A common stock, $18.7 million of member distributions, $7.5 million of payments on finance leases, $5.4 million of withholding taxes paid upon the vesting of restricted stock units and $1.1 million for debt issuance costs payments.

Summary of Credit Facilities, Other Long-Term Debt, and Finance Lease Arrangements

As of December 31, 2025 and 2024, we had outstanding debt in the form of our Senior Secured Credit Facilities, our Floor Plan Facility, our Real Estate Facilities, other long-term debt, and finance lease obligations. We may from time to time seek to refinance, retire or exchange our outstanding debt. Such refinancings, repayments or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. For additional information regarding our interest rate risk and interest rate hedging instruments, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of this Form 10-K.

The following table shows a summary of the outstanding balances, current portion, and remaining available borrowings under our credit facilities, other long-term debt and finance lease arrangements. See definitions and further details in Note 4 – Inventories and Floor Plan Payables, Note 10 – Long-Term Debt, and Note 11 – Lease Obligations to our consolidated financial statements included in Part II, Item 8 of this Form 10-K) as of December 31, 2025:

			Current		Remaining
($ in thousands)	Outstanding		Portion		Available
Floor Plan Facility:
Notes payable - floor plan	$1,603,645		$1,603,645		$458,416	(1)
Revolving line of credit	—		—		70,000	(2)
Senior Secured Credit Facilities:
Term Loan Facility	1,308,832		14,015		—
Revolving Credit Facility	—		—		22,750	(3)
Other:
Real Estate Facilities	155,137	(4)	40,814	(5)	57,390
Other long-term debt	7,588		3,110		—
Finance lease obligations	134,204		8,820		—
	$3,209,406		$1,670,404		$608,556

(1)	The unencumbered borrowing capacity for the Floor Plan Facility represents the additional borrowing capacity less any accounts payable for sold inventory and less any purchase commitments. Additional borrowings are subject to the vehicle collateral requirements under the Floor Plan Facility. The Floor Plan Facility also includes an accordion feature allowing us, at our option, to request to increase the aggregate amount of the floor plan notes payable in $50.0 million increments up to a maximum amount of $300.0 million. The Floor Plan Lenders are not under any obligation to provide commitments in respect of any future increase under the accordion feature. In February 2025, FreedomRoads, LLC entered into an amendment to the Floor Plan Facility, which (a) increased the commitment for floor plan borrowings by $300.0 million to $2.15 billion, (b) increased the commitment for the letter of credit facility by $15.0 million to $45.0 million, and (c) extended the maturity date from September 30, 2026 to the earlier of, if applicable, (i) February 18, 2030 or (ii) March 5, 2028, if the Company’s Term Loan Facility (as defined and discussed in Note 10 – Long-Term Debt to our consolidated financial statements included in Part II, Item 8 of this Form 10-K) has not been repaid, refinanced, or defeased and the maturity has not been extended by at least 180 days after February 18, 2030.
(2)	The revolving line of credit borrowings are subject to a borrowing base calculation but were not limited as of December 31, 2025.
(3)	The Revolving Credit Facility remaining available balance was reduced by outstanding undrawn letters of credit. The Credit Agreement requires compliance with a Total Net Leverage Ratio covenant when borrowings on the Revolving Credit Facility (excluding certain amounts relating to letters of credit) is over a 35%, or $22.8 million, threshold (Note 10 – Long-Term Debt to our consolidated financial statements included in Part II, Item 8 of this Form 10-K). The otherwise remaining available borrowings of $60.1 million were reduced by $37.3 million to $22.8 million in light of this financial covenant as of December 31, 2025.
(4)	Additional borrowings on the Real Estate Facilities are subject to a debt service coverage ratio covenant and to the property collateral requirements under the Real Estate Facilities. In August 2024, we amended the M&T Real Estate Facility to increase the borrowing capacity by $50.0 million, which was not deducted from our option to request an additional $100.0 million of principal capacity. The lenders under the M&T Real Estate Facility are not under any obligation to provide commitments in respect of any such increase.
(5)	The current portion of the Real Estate Facilities includes $30.1 million relating to the principal balances associated with real property sold on December 31, 2025, where the funds were not released from escrow until January 2, 2026.

As of December 31, 2025 and 2024, the applicable interest rate for the floor plan notes payable under the Floor Plan Facility was 5.89% and 6.72%, respectively. As of December 31, 2025 and 2024, the average interest rate for the Term Loan Facility was 6.33% and 6.97%, respectively. The decrease in interest rates in addition to lower average principal balances for our Term Loan Facility, our Floor Plan Facility, our Real Estate Facilities, and revolving line of credit have resulted in a combined year-over-year decrease of our floor plan interest expense and other interest expense, net of $36.9 million for 2025 compared to 2024.

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

Sale/Leaseback Arrangements

We have in the past and may in the future enter into sale-leaseback transactions to finance certain property acquisitions, capital expenditures, or other uses of funds, pursuant to which we sell property and/or leasehold improvements to third parties and agree to lease those assets back for a certain period of time. Such sales generate proceeds which vary from period to period.

During the years ended December 31, 2025 and 2024, we entered into sale-leaseback transactions for fourteen and three properties, respectively, associated with store locations in the RV and Outdoor Retail segment and received consideration of $122.4 million and $37.7 million of cash, respectively. However, $45.2 million of the $122.4 million of consideration for 2025 was not distributed through escrow until January 2, 2026. The Company recorded a gain of $0.3 million and $0.4 million for the years ended December 31, 2025 and 2024, respectively, that was included in (gain) loss on sale or disposal of assets in the consolidated statements of operations. We entered into lease agreements for the properties as the lessee with each of the buyers with lease terms ranging from 17 to 20 years.

Deferred Revenues

Deferred revenues consist of our sales for products and services not yet recognized as revenue at the end of a given period. Our deferred revenues as of December 31, 2025 were $147.2 million. Deferred revenues are expected to be recognized as revenue as set forth in the following table (in thousands):

As of
($ in thousands)	December 31, 2025
2026	$90,456
2027	28,867
2028	14,199
2029	7,942
2030	3,775
Thereafter	1,990
$147,229

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

Revenue Recognition — Finance and Insurance Chargebacks

Finance and insurance revenue is recorded net, since we are acting as an agent in the transaction, and is recognized when a finance and insurance product contract payment has been received or financing has been arranged. The proceeds that the Company receives for arranging financing contracts, selling extended service contracts, and selling other insurance products, are subject to chargebacks if the customer terminates the respective contract earlier than a stated period. In the case of insurance products and extended service contracts, the stated period typically extends from one to seven years with the refundable revenue declining over the contract term. These proceeds are recorded as variable consideration, net of estimated chargebacks. Chargebacks are estimated based on ultimate future cancellation rates by product type and year sold using a combination of actuarial methods and leveraging our historical experience using data extending back to 2014, adjusted for new consumer trends. The chargeback liabilities included in the estimate of variable consideration totaled $70.4 million and $65.4 million as of December 31, 2025 and December 31, 2024, respectively, which are recorded as part of other current liabilities and other long-term liabilities on our consolidated balance sheets. If cancellation rates on products sold during 2025 and 2024 were to increase by 100 basis points, our chargeback liabilities would have increased by $6.2 million as of December 31, 2025 and Finance and Insurance, net revenue for the year ended December 31, 2025, would have decreased by the same amount.

Long-Lived Assets — Impairment

Our long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The evaluation of potential impairment triggering events requires judgment and we consider factors such as a change in the use of the assets, changes in overall business strategy, significant negative industry or economic trends, and/or a greater than expected loss generated by our store locations. Our long-lived asset groups exist predominantly at the individual store location level and the associated impairment analysis involves the comparison of an asset group’s estimated future undiscounted cash flows over its remaining useful life to its respective carrying value, which primarily includes furniture, equipment, leasehold improvements, and operating lease assets for leased properties or furniture, equipment, land, and buildings for owned properties. For long-lived asset groups identified with carrying values not recoverable by future undiscounted cash flows, impairment charges are recognized to the extent the sum of the discounted future cash flows from the use of the asset group is less than the carrying value. The impairment charge is allocated to the individual long-lived assets within an asset group; however, an individual long-lived asset is not impaired below its individual fair value, if readily determinable. The measurement of any impairment loss includes estimation of the fair value of the asset group’s respective operating lease assets, which includes estimates of market rental rates based on comparable lease transactions. The estimated future cash flows require judgment and include significant assumptions for revenue growth, gross margin, and SG&A as a percentage of gross profit. If estimated cash flows or market rental rates significantly differ in the future, we may be required to record additional asset impairments. For the years ended December 31, 2025, 2024, and 2023, we recorded long-lived asset impairment of $1.2 million, $15.1 million, and $9.3 million, respectively (see Note 5 – Restructuring and Long-lived Asset Impairment to our consolidated financial statements included in Part II, Item 8 of this Form 10-K).

Goodwill — Impairment

Goodwill is reviewed at least annually for impairment on October 1 and we evaluate our reporting units for potential triggering events on a quarterly basis. For the annual goodwill impairment test or when we determine there has been a triggering event for a reporting unit, we have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If the qualitative assessment leads to a determination that the fair value of a reporting unit may be less than its carrying value, or if we elect to bypass the qualitative assessment altogether, we perform a quantitative impairment test by calculating the fair value of the reporting unit and comparing the fair value with its associated carrying value. When we perform the quantitative test for goodwill, we establish the fair value for the reporting unit based on a combination of the income approach, in which a discounted cash flow model is utilized, and the market approach, in which market multiples of comparable companies are utilized. The income approach requires the use of significant estimates and assumptions, including forecasted revenue growth, EBITDA projections, and discount rates and changes in these assumptions may adversely impact the fair value assessments. The market approach requires significant assumptions related to the selection of comparable publicly traded companies and the market multiples. Significant negative industry or macroeconomic trends, disruptions to our business, changes in customer behavior, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of the assets or in entity structure, and divestitures may adversely impact the assumptions used in the valuations. In the event the fair value of a reporting unit is less than the carrying value, we would recognize an impairment charge for the amount by which the carrying amount of the reporting unit exceeds the fair value.

When we evaluate our reporting units for potential triggering events on a quarterly basis, we consider multiple internal and external factors, including, but not limited to, (i) macroeconomic conditions, (ii) industry and market factors such as competition and changes in the market for the reporting unit's products, (iii) changes in costs for the reporting unit’s products, (iv) overall financial performance of the reporting unit, and (v) if there has been a sustained decrease in our stock price since the most recent annual goodwill impairment test.

On October 1, 2025, we performed the quantitative assessment for all of our reporting units with goodwill balances and determined that their fair values exceeded the carrying value for each reporting unit, and as such, goodwill was not considered impaired. As of December 31, 2025, the RV and Outdoor Retail reporting unit was allocated $723.5 million of our goodwill, which represents 96.6% of our total goodwill. The RV and Outdoor Retail reporting unit’s fair value exceeded its carrying value by 11% and the remaining reporting units’

fair values exceeded their carrying values by a significant amount. Of the key assumptions to the determination of fair value discussed above for the RV and Outdoor Retail reporting unit, (i) revenue and EBITDA projections, (ii) discount rate, and (iii) market multiples of comparable public companies are subject to the most uncertainty and could negatively impact the fair value of the RV and Outdoor Retail reporting unit. For instance, uncertainties associated with these key assumptions include:

i.	Projections: the expected timing of the next upswing for the RV industry and the impact to RV gross margins from variations in average selling prices and related cost of RVs, which could be negatively impacted by an extended delay in the growth of the RV industry, our inability to gain market share, customer demand or competition pressure on average selling prices of RVs, and/or increased procurement costs of inventory. As of the October 1, 2025 test date, a 100-basis point decrease in the terminal growth rate would not have resulted in an impairment of goodwill being recognized when estimating the fair value of the RV and Outdoor Retail reporting unit.
ii.	Discount Rate: the general and industry-specific macroeconomic environment, which could be negatively impacted by higher inflation, higher unemployment, higher interest rates and/or a reduction in consumer spending, particularly within our industry. As of the October 1, 2025 test date, a 100-basis point increase in the discount rate would not have resulted in an impairment of goodwill being recognized when estimating the fair value of the RV and Outdoor Retail reporting unit.
iii.	Market Multiples: the industry-specific macroeconomic environment, which could be negatively impacted by downward stock market trends that, in turn, can be driven by similar factors as the discount rate, as discussed above. As of the October 1, 2025 test date, a 1.0 decrease in the EBITDA multiple assumption would not have resulted in an impairment of goodwill being recognized when estimating the fair value of the RV and Outdoor Retail reporting unit

See Note 8 — Goodwill and Intangible Assets to our consolidated financial statements included in Part II, Item 8 of this Form 10-K.

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

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence, including our operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction-by-jurisdiction basis. During the year ended December 31, 2025, management evaluated both positive and negative evidence and concluded that a full valuation allowance was necessary to be recorded against net deferred tax assets of the public holding company, CWH, due to its actual cumulative historical operating results for income tax purposes over the past several years in each of the tax jurisdictions where it operates. This valuation allowance will be maintained until sufficient positive evidence exists to justify its reversal. In addition, because of the full valuation allowance recorded against CWH’s investment in CWGS, LLC net deferred tax asset and certain other tax attribute carryforward deferred tax assets, the Company considers most of the amount calculated related to the remaining Tax Receivable Agreement liability not probable.

As of December 31, 2025 and 2024, we had recorded Tax Receivable Agreement liabilities of $1.4 million and $150.4 million, respectively, for the future cash obligations expected to be paid under the Tax Receivable Agreement, which were not discounted. As of December 31, 2025, if there was a 100 basis point increase or decrease in the estimated income tax rate, there would be an immaterial increase or decrease in the Tax Receivable Agreement liability.

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

Based on December 31, 2025 debt levels (see Liquidity and Capital Resources — Summary of Credit Facilities, Other Long-Term Debt, and Finance Lease Arrangements in Part II, Item 7 of this Form 10-K), an increase or decrease of 100 basis points in the effective interest rate would cause an increase or decrease in interest expense:

•under our Floor Plan Facility of approximately $16.3 million over the next 12 months;

•under our Term Loan Facility of $13.1 million over the next 12 months;

•	under our Real Estate Facilities of approximately $1.6 million over the next 12 months; and

•under our Other Long-Term Debt would be immaterial.

The interest rate exposure on the Floor Plan Facility was the only significant change from the quantitative analysis performed as of December 31, 2024, since the outstanding balance of the notes payable — Floor plan, net increased $441.9 million during the year ended December 31, 2025.

See “Results of Operations” and “Summary of Credit Facilities, Other Long-Term Debt, and Finance Lease Arrangements” in Part II, Item 7 of this Form 10-K for a discussion of interest expense for the year ended December 31, 2025 compared to the year ended December 31, 2024.

We do not use derivative financial instruments for speculative or trading purposes. We may adopt specific hedging strategies, such as interest rate hedges, in the future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Camping World Holdings, Inc. and Subsidiaries

Consolidated Financial Statements

Years Ended December 31, 2025, 2024, and 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Camping World Holdings, Inc. and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Camping World Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes and the schedules listed in the Index at Item 15(a)(1) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Revenue Recognition — Chargebacks related to Extended Service Contracts and Other Insurance Products - Refer to Note 1 to the consolidated financial statements

Critical Audit Matter Description

The Company acts as an agent in selling certain extended service contracts and other insurance products (“insurance product contracts”) with multi-year terms to customers on behalf of third-party insurance providers. The proceeds the Company receives for selling insurance product contracts are subject to chargebacks if the customer terminates the respective contract earlier than a stated period. The proceeds are therefore considered variable consideration and recorded net of estimated chargebacks. The Company estimates chargebacks by developing an estimate of ultimate future cancellation rates using a combination of actuarial methods which leverage the Company’s historical chargeback experience.

Given the judgment involved in developing an estimate of ultimate future cancellation rates used to estimate the amount of chargebacks, auditing this assumption required a high degree of auditor judgment, including the use of our actuarial specialists, in performing audit procedures to evaluate the reasonableness of management’s estimate. Therefore, we identified this as a critical audit matter.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the ultimate future cancellation rates used to estimate the chargebacks included the following, among others:

· Testing the design, implementation and operating effectiveness of controls over the calculation of the chargebacks, which includes the estimation of future cancellation rates.

· Inspecting standard insurance product contracts for each contract type to evaluate whether the arrangements in effect were consistent with the assumptions used to calculate the chargebacks.

· Testing the underlying data that served as the basis for the actuarial analyses, to evaluate whether the inputs to the actuarial estimate were accurate and complete.

· We used the assistance of our actuarial specialists in:

· Developing a range of the chargebacks based on independently estimated ultimate future cancellation rates, which we compared to the chargebacks estimated by management.

· Evaluating the Company’s ability to estimate the ultimate future cancellation rates by comparing its historical estimates to actual chargeback payments.

Long-Lived Asset Impairment — Refer to Notes 1 and 5 to the consolidated financial statements

Critical Audit Matter Description

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Its long-lived asset groups exist predominantly at the individual location level and the associated impairment analysis involves the comparison of an asset group’s estimated future undiscounted cash flows over its remaining useful life to its respective carrying value, which primarily includes furniture, equipment, leasehold improvements, and operating lease assets for leased properties or furniture, equipment, land, and buildings for owned properties.

Management exercises significant judgment in identifying whether events or changes in circumstances indicate that an asset group’s long-lived asset carrying amount may not be recoverable and in the estimation of an asset group’s future cash flows. As a result, a high degree of auditor judgment and an increased extent of effort is required in performing audit procedures to evaluate the reasonableness of management’s judgements and estimates. Therefore, we have identified this as a critical audit matter.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s identification of impairment indicators and estimation of an asset group’s future cash flows included the following, among others:

· Testing the design, implementation and operating effectiveness of controls over i) the identification of impairment indicators of long-lived asset groups and ii) the estimation of future cash flows for asset groups that had impairment indicators.

· Evaluating the methodology and assumptions used by management to identify impairment indicators by:

· Inspecting the Company’s impairment indicator analysis to determine if contradictory evidence existed as to the completeness of the population of potentially impaired individual locations.

· Evaluating the completeness and accuracy of long-lived assets attributable to individual asset groups, as well as the identification of individual location level cash flows attributable to each asset group.

· Comparing individual location-level current and historical operating results to the general ledger to assess the accuracy and completeness of information used.

· Reading board of director meeting minutes, while considering available industry information and macroeconomic trends.

· Evaluating the reasonableness of the methodology used by management and the assumptions used in the estimation of future cash flows by performing the following procedures for selected individual locations:

· Evaluating management’s ability to accurately forecast revenue and EBITDAR (Earnings before Interest, Taxes, Depreciation, Amortization, and Rent) by comparing actual results to management’s historical forecasts.

· Comparing the minimum projected cash flows required to recover the carrying amount of the individual location level to historical chain-wide average cash flows for comparable locations with similar economic circumstances and relevant location characteristics.

· Analyzing the duration of projected cash flows used to assess individual location-level recoverability.

· Evaluating and auditing the projected cash flows by comparing projections to actual historical performance and industry information and evaluating the consistency of the projected cash flows with other relevant forecast information obtained in our audit, such as internal forecasts.

Goodwill Impairment — Refer to Notes 1 and 8 to the consolidated financial statements

Critical Audit Matter Description

The Company measures the fair value of the Recreational Vehicle “RV” and Outdoor Retail reporting unit (“Reporting Unit”) and compares it to the Reporting Unit’s carrying value to assess goodwill for impairment. The Reporting Unit fair value calculation requires significant management judgment and estimation utilizing both the income and market approaches. The income approach requires the use of significant estimates and assumptions, including forecasted revenue and earnings before interest, taxes, depreciation, and amortization (“EBITDA”) projections and discount rates. The market approach requires significant assumptions related to the selection of comparable publicly traded companies (“peer group companies”) and the market multiples.

We identified the valuation of goodwill at the Reporting Unit as a critical audit matter because the Company’s estimate of the fair value of the Reporting Unit involved complex and subjective judgments. This required a high degree of auditor judgement and an increased extent of effort, including the need to involve our fair value specialists, when auditing management’s judgements related to (1) forecasts of revenue and EBITDA, (2) the selection of the market multiples related to peer group companies, and (3) the selection of the discount rates.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s forecasts of revenue and EBITDA, the selected market multiples related to peer group companies, and the selected discount rates, included the following, among others:

· Testing the design, implementation and operating effectiveness of controls over the review of the goodwill impairment analysis, including those over the development of forecasts of the revenue and EBITDA business assumptions, the selected market multiples related to peer group companies, and the selected discount rates.

· Evaluating management’s ability to accurately forecast revenue and EBITDA by comparing actual results to management’s historical forecasts.

· Testing management’s forecasted revenue and EBITDA and evaluating the reasonableness by comparing the forecasts to historical results, third-party economic research, industry performance, and peer company performance.

· We evaluated, with the assistance of our fair value specialists, the (1) selection of market multiples and (2) discount rates utilized, by performing certain procedures, including:

· Testing the appropriateness of the Company’s selection of peer group companies and market multiples for comparability to the Reporting Unit.

· Testing the source information underlying the determination of the discount rates and the mathematical accuracy of the calculation.

· Developing independent ranges of discount rates and comparing the discount rates selected by management to these ranges.

/s/ Deloitte & Touche LLP

Chicago, Illinois

February 27, 2026

We have served as the Company's auditor since 2018.

Camping World Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands Except Per Share Amounts)

	December 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$215,043	$208,422
Contracts in transit	53,327	61,222
Accounts receivable, net	170,498	120,412
Inventories	2,111,900	1,821,837
Prepaid expenses and other assets	67,338	58,045
Assets held for sale	175	1,350
Total current assets	2,618,281	2,271,288

Property and equipment, net	832,062	846,760
Operating lease assets	790,974	739,352
Deferred tax assets, net	1,426	215,140
Intangible assets, net	15,824	19,469
Goodwill	749,321	734,023
Other assets	36,446	37,245
Total assets	$5,044,334	$4,863,277
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$147,707	$145,346
Accrued liabilities	128,399	118,557
Deferred revenues	90,456	92,124
Current portion of operating lease liabilities	65,365	61,993
Current portion of finance lease liabilities	8,820	7,044
Current portion of Tax Receivable Agreement liability	1,416	—
Current portion of long-term debt	57,939	23,275
Notes payable – floor plan, net	1,603,645	1,161,713
Other current liabilities	79,391	70,900
Total current liabilities	2,183,138	1,680,952

Operating lease liabilities, net of current portion	804,167	764,113
Finance lease liabilities, net of current portion	125,384	131,004
Tax Receivable Agreement liability, net of current portion	—	150,372
Long-term debt, net of current portion	1,413,618	1,493,318
Deferred revenues	56,773	63,642
Other long-term liabilities	89,455	94,927
Total liabilities	4,672,535	4,378,328
Commitments and contingencies
Stockholders' equity:
Preferred stock, par value $0.01 per share – 20,000 shares authorized; none issued and outstanding	—	—
Class A common stock, par value $0.01 per share – 250,000 shares authorized; 63,437 and 62,502 shares issued and outstanding, respectively	634	625
Class B common stock, par value $0.0001 per share – 75,000 shares authorized; 39,466 shares issued and outstanding	4	4
Class C common stock, par value $0.0001 per share – 0.001 share authorized, issued and outstanding	—	—
Additional paid-in capital	216,944	193,692
Retained earnings	11,008	132,241
Total stockholders' equity attributable to Camping World Holdings, Inc.	228,590	326,562
Non-controlling interests	143,209	158,387
Total stockholders' equity	371,799	484,949
Total liabilities and stockholders' equity	$5,044,334	$4,863,277

See accompanying Notes to Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

(In Thousands Except Per Share Amounts)

	Year Ended December 31,
	2025	2024	2023
Revenue:
Good Sam Services and Plans	$199,751	$194,575	$193,827
RV and Outdoor Retail
New vehicles	2,761,149	2,825,640	2,576,278
Used vehicles	1,970,224	1,613,849	1,979,632
Products, service and other	756,984	820,111	870,038
Finance and insurance, net	639,544	599,718	562,256
Good Sam Club	41,497	46,081	44,516
Subtotal	6,169,398	5,905,399	6,032,720
Total revenue	6,369,149	6,099,974	6,226,547
Costs applicable to revenue (exclusive of depreciation and amortization shown separately below):
Good Sam Services and Plans	84,201	70,726	59,391
RV and Outdoor Retail
New vehicles	2,396,241	2,418,169	2,175,819
Used vehicles	1,605,232	1,317,152	1,574,238
Products, service and other	401,598	463,640	533,625
Good Sam Club	4,725	4,791	4,825
Subtotal	4,407,796	4,203,752	4,288,507
Total costs applicable to revenue	4,491,997	4,274,478	4,347,898
Operating expenses:
Selling, general, and administrative	1,603,222	1,573,117	1,538,988
Depreciation and amortization	95,335	81,190	68,643
Long-lived asset impairment	1,237	15,061	9,269
Gain on lease termination and/or remeasurement	(1,996)	(2,297)	(103)
(Gain) loss on sale or disposal of assets	(850)	9,855	(5,222)
Total operating expenses	1,696,948	1,676,926	1,611,575
Income from operations	180,204	148,570	267,074
Other expense:
Floor plan interest expense	(76,786)	(95,121)	(83,075)
Other interest expense, net	(121,836)	(140,444)	(135,270)
Tax Receivable Agreement liability adjustment	148,956	—	2,442
Other expense, net	(10,379)	(3,262)	(1,769)
Total other expense	(60,045)	(238,827)	(217,672)
Income (loss) before income taxes	120,159	(90,257)	49,402
Income tax (expense) benefit	(225,797)	11,377	3,527
Net (loss) income	(105,638)	(78,880)	52,929
Less: net (loss) income attributable to non-controlling interests	15,839	40,243	(19,557)
Net (loss) income attributable to Camping World Holdings, Inc.	$(89,799)	$(38,637)	$33,372

(Loss) earnings per share of Class A common stock:
Basic	$(1.43)	$(0.80)	$0.75
Diluted	$(1.43)	$(0.80)	$0.57
Weighted average shares of Class A common stock outstanding:
Basic	62,724	48,005	44,626
Diluted	62,724	48,005	84,972

See accompanying Notes to Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(In Thousands)

							Additional				Non-
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Paid-In	Treasury Stock		Retained	Controlling
	Shares	Amounts	Shares	Amounts	Shares	Amounts	Capital	Shares	Amounts	Earnings	Interest	Total
Balance at January 1, 2023	47,571	$476	41,466	$4	—	$—	$146,920	(5,130)	$(179,732)	$229,086	$99,856	$296,610
Stock-based compensation	—	—	—	—	—	—	9,458	—	—	—	11,391	20,849
Exercise of stock options	—	—	—	—	—	—	(238)	18	627	—	—	389
Non-controlling interest adjustment for capital contribution of proceeds from the exercise of stock options	—	—	—	—	—	—	(485)	—	—	—	161	(324)
Vesting of restricted stock units	—	—	—	—	—	—	(25,080)	844	29,542	—	(4,024)	438
Repurchases of Class A common stock for withholding taxes on vested RSUs	—	—	—	—	—	—	3,016	(283)	(9,877)	—	—	(6,861)
Redemption of LLC common units for Class A common stock	2,000	20	(2,000)	—	—	—	1,169	—	—	—	(4,739)	(3,550)
Distributions to holders of LLC common units	—	—	—	—	—	—	—	—	—	—	(31,510)	(31,510)
Dividends(1)	—	—	—	—	—	—	—	—	—	(66,831)	—	(66,831)
Establishment of liabilities under the Tax Receivable Agreement and related changes to deferred tax assets associated with that liability	—	—	—	—	—	—	(4,164)	—	—	—	—	(4,164)
Non-controlling interest adjustment	—	—	—	—	—	—	1,069	—	—	—	(1,069)	—
Net income	—	—	—	—	—	—	—	—	—	33,372	19,557	52,929
Balance at December 31, 2023	49,571	$496	39,466	$4	—	$—	$131,665	(4,551)	$(159,440)	$195,627	$89,623	$257,975
Public offering of Class A common stock, net of underwriting discounts and commissions	12,601	126	—	—	—	—	185,080	4,229	148,150	—	—	333,356
Offering costs related to public offering of Class A common stock	—	—	—	—	—	—	(980)	—	—	—	—	(980)
Non-controlling interest adjustment for capital contribution of proceeds from the public offering of Class A common stock	—	—	—	—	—	—	(118,798)	—	—	—	118,798	—
Stock-based compensation	—	—	—	—	—	—	11,764	—	—	—	9,842	21,606
Exercise of stock options	—	—	—	—	—	—	(345)	25	894	—	—	549
Non-controlling interest adjustment for capital contribution of proceeds from the exercise of stock options	—	—	—	—	—	—	(239)	—	—	—	239	—
Vesting of restricted stock units	280	3	—	—	—	—	(13,097)	437	15,320	—	(2,226)	—
Repurchases of Class A common stock for withholding taxes on vested RSUs	(99)	(1)	—	—	—	—	(487)	(140)	(4,924)	—	—	(5,412)
Redemption of LLC common units for Class A common stock	149	1	—	—	—	—	1,531	—	—	—	(682)	850
Distributions to holders of LLC common units	—	—	—	—	—	—	—	—	—	—	(18,682)	(18,682)
Dividends(1)	—	—	—	—	—	—	—	—	—	(24,749)	—	(24,749)
Establishment of liabilities under the Tax Receivable Agreement and related changes to deferred tax assets associated with that liability	—	—	—	—	—	—	(684)	—	—	—	—	(684)
Non-controlling interest adjustment	—	—	—	—	—	—	(1,718)	—	—	—	1,718	—
Net income	—	—	—	—	—	—	—	—	—	(38,637)	(40,243)	(78,880)
Balance at December 31, 2024	62,502	$625	39,466	$4	—	$—	$193,692	—	$—	$132,241	$158,387	$484,949
Stock-based compensation	—	—	—	—	—	—	23,404	—	—	—	14,874	38,278
Vesting of restricted stock units	1,263	12	—	—	—	—	3,713	—	—	—	(3,725)	—
Repurchases of Class A common stock for withholding taxes on vested RSUs	(460)	(4)	—	—	—	—	(6,032)	—	—	—	—	(6,036)
Stock award to employee	217	2	—	—	—	—	564	—	—	—	(566)	—
Repurchases of Class A common stock for withholding taxes on stock award to employee	(85)	(1)	—	—	—	—	(854)	—	—	—	—	(855)
Distributions to holders of LLC common units	—	—	—	—	—	—	—	—	—	—	(7,465)	(7,465)
Dividends(1)	—	—	—	—	—	—	—	—	—	(31,434)	—	(31,434)
Non-controlling interest adjustment	—	—	—	—	—	—	2,457	—	—	—	(2,457)	—
Net (loss) income	—	—	—	—	—	—	—	—	—	(89,799)	(15,839)	(105,638)
Balance at December 31, 2025	63,437	$634	39,466	$4	—	$—	$216,944	—	$—	$11,008	$143,209	$371,799

(1)	The Company declared dividends per share of Class A common stock of $0.50, $0.50 and $1.50 per share in 2025, 2024, and 2023, respectively.

See accompanying Notes to Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In Thousands)

	Year Ended December 31,
	2025	2024	2023
Operating activities
Net (loss) income	$(105,638)	$(78,880)	$52,929

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	95,335	81,190	68,643
Stock-based compensation	44,278	21,585	24,086
Gain on lease termination and/or remeasurement	(2,573)	(6,813)	(103)
Long-lived asset impairment	1,237	15,061	9,269
(Gain) loss on sale or disposal of assets	(850)	9,855	(5,222)
Provision for credit losses	5,618	754	(892)
Noncash lease expense	59,527	56,685	61,045
Accretion of original debt issuance discount	2,607	2,416	2,207
Noncash interest	4,319	3,109	2,846
Deferred income taxes	213,714	(12,946)	(14,208)
Tax Receivable Agreement liability adjustment	(148,956)	—	(2,442)
Change in assets and liabilities, net of acquisitions:
Receivables and contracts in transit	(3,413)	10,173	(23,957)
Inventories	(222,853)	228,024	200,940
Prepaid expenses and other assets	(11,217)	(9,824)	16,070
Accounts payable and other accrued expenses	4,940	(8,908)	287
Payment pursuant to Tax Receivable Agreement	—	(13,350)	(10,937)
Deferred revenues	(8,537)	(3,380)	(6,796)
Operating lease liabilities	(63,328)	(59,150)	(60,033)
Other, net	3,805	9,558	(2,925)
Net cash (used in) provided by operating activities	(131,985)	245,159	310,807

Investing activities
Purchases of property and equipment	(129,442)	(90,837)	(131,080)
Proceeds from sale or disposal of property and equipment	7,152	4,025	3,204
Purchases of real property	(122,842)	(9,602)	(67,194)
Proceeds from the sale or disposal of real property	130,624	58,153	40,785
Purchases of businesses, net of cash acquired	(81,203)	(72,323)	(209,459)
Proceeds from divestiture of business	11,027	19,957	—
Purchases of other investments	(16,918)	—	(3,444)
Proceeds from other investments	440	—	—
Purchases of intangible assets	—	(143)	(2,218)
Proceeds from sale of intangible assets	—	2,595	—
Net cash used in investing activities	$(201,162)	$(88,175)	$(369,406)

Camping World Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (continued)

(In Thousands)

	Year Ended December 31,
	2025	2024	2023
Financing activities
Proceeds from long-term debt	—	55,624	59,227
Payments on long-term debt	(49,920)	(80,939)	(38,958)
Net proceeds (payments) on notes payable – floor plan, net	444,761	(217,857)	59,280
Borrowings on revolving line of credit	—	43,000	—
Payments on revolving line of credit	—	(63,885)	—
Payments on finance leases	(8,353)	(7,485)	(5,497)
Payments on sale-leaseback arrangement	(202)	(198)	(187)
Payment of debt issuance costs	(56)	(1,123)	(937)
Payments on contingent consideration	(100)	—	—
Proceeds from issuance of Class A common stock sold in a public offering, net of underwriter discounts and commissions	—	333,356	—
Payments of stock offering costs	(572)	(408)	—
Dividends on Class A common stock	(31,434)	(24,749)	(66,831)
Proceeds from exercise of stock options	—	549	389
RSU shares withheld for tax	(6,036)	(5,412)	(6,861)
Stock award shares withheld for tax	(855)	—	—
Distributions to holders of LLC common units	(7,465)	(18,682)	(31,510)
Net cash provided by (used in) financing activities	339,768	11,791	(31,885)

Increase (decrease) in cash and cash equivalents	6,621	168,775	(90,484)
Cash and cash equivalents at beginning of the period	208,422	39,647	130,131
Cash and cash equivalents at end of the period	$215,043	$208,422	$39,647

See accompanying Notes to Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2025

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

CWH was formed on March 8, 2016 as a Delaware corporation for the purpose of facilitating an initial public offering (the “IPO”) and other related transactions in order to carry on the business of CWGS Enterprises, LLC (“CWGS, LLC”). CWGS, LLC was formed in March 2011 when it received, through contribution from its then parent company, all of the membership interests of Affinity Group Holding, LLC and FreedomRoads Holding Company, LLC (“FreedomRoads”). The IPO and related reorganization transactions that occurred on October 6, 2016 resulted in CWH as the sole managing member of CWGS, LLC, with CWH having sole voting power in and control of the management of CWGS, LLC (see Note 19 — Stockholders’ Equity). As of December 31, 2025, 2024, and 2023, CWH owned 61.4%, 61.0% and 52.9%, respectively, of CWGS, LLC. Accordingly, the Company consolidates the financial results of CWGS, LLC and reports a non-controlling interest in its consolidated financial statements.

The Company does not have any material components of other comprehensive income recorded within its consolidated financial statements and, therefore, does not separately present a statement of comprehensive income in its consolidated financial statements.

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

Use of Estimates

The preparation of these consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates. In preparing these consolidated financial statements, management has made its best estimates and judgments of certain amounts included in the consolidated financial statements, giving due consideration to materiality. The Company bases its estimates and judgments on historical experience and other assumptions that management believes are reasonable. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ materially from these estimates. The Company periodically evaluates estimates and assumptions used in the preparation of the consolidated financial statements and makes changes on a prospective basis when adjustments are necessary. Significant estimates made in the accompanying consolidated financial statements include certain assumptions related to accounts receivable, inventory, goodwill, intangible assets, long-lived assets, long-lived asset impairments, valuation allowance on deferred tax assets, program cancellation reserves, chargebacks, accruals related to estimated tax liabilities, product return reserves, loyalty point program breakage, and other liabilities.

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

Accounts receivable are stated at realizable value, net of an allowance for credit losses. Accounts receivable balances due in excess of one year were $6.0 million as of December 31, 2025 and $7.4 million as of December 31, 2024, which are included in other assets in the accompanying consolidated balance sheets.

The allowance for credit losses is based on management’s assessment of the collectability of its customer accounts. The Company regularly reviews the composition of the accounts receivable aging, historical bad debts, changes in payment patterns, customer creditworthiness, current economic trends, and reasonable and supportable forecasts about the future. Relevant risk characteristics include customer size and historical loss patterns. Management has evaluated the expected credit losses related to contracts in transit and determined that no allowance for credit losses was required as of December 31, 2025 and 2024. Management additionally has evaluated the expected credit losses related to accounts receivable and determined that allowances for credit losses of approximately $3.4 million as of December 31, 2025 and $2.7 million as of December 31, 2024 were required.

The following table details the changes in the allowance for credit losses relating to current receivables and notes receivables:

	Year Ended December 31,
	2025			2024

	Accounts	Notes		Accounts
($ in thousands)	Receivable	Receivable	Total	Receivable
Allowance for credit losses:
Balance, beginning of period	$2,748	$—	$2,748	$2,978
Charged to bad debt expense	1,461	4,157	5,618	754
Deductions(1)	(787)	(1,000)	(1,787)	(984)
Balance, end of period	$3,422	$3,157	$6,579	$2,748

(1)	These amounts primarily relate to the write off of uncollectable accounts after collection efforts have been exhausted.

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

The Company has cash deposited in various financial institutions that is in excess of the insurance limits provided by the Federal Deposit Insurance Corporation. The amount in excess of FDIC limits as of December 31, 2025 and 2024 was approximately $238.9 million and $231.5 million, respectively.

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

Property and Equipment, net

Property and equipment is recorded at historical cost, net of accumulated depreciation and amortization, and, if applicable, impairment charges. Depreciation of property and equipment is provided using the straight-line method over the following estimated useful lives of the assets:

Years
Building and improvements	5-40
Leasehold improvements	3-40
Furniture, fixtures and equipment	3-12
Software	3-5

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

Long-Lived Assets

Long-lived assets are included in property and equipment, which also includes capitalized software costs to be held and used. For the Company’s major software systems, such as its accounting and membership systems, its capitalized costs may include some internal or external costs to configure, install and test the software during the application development stage. The Company does not capitalize preliminary project costs, nor does it capitalize training, data conversion costs, maintenance or post development stage costs. The Company’s long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company’s long-lived asset groups exist predominantly at the individual location level and the associated impairment analysis involves the comparison of an asset group’s estimated future undiscounted cash flows over its remaining useful life to its respective carrying value, which primarily includes furniture, equipment, leasehold improvements, and operating lease assets for leased properties or furniture, equipment, land, and buildings for owned properties. For long-lived asset groups identified with carrying values not recoverable by future undiscounted cash flows, impairment charges are recognized to the extent the sum of the discounted future cash flows from the use of the asset group is less than the carrying value. The impairment charge is allocated to the individual long-lived assets within an asset group; however, an individual long-lived asset is not impaired below its individual fair value, if readily determinable. The measurement of any impairment loss includes estimation of the fair value of the asset group’s respective operating lease assets, which includes estimates of market rental rates based on comparable lease transactions.

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

Good Sam Services and Plans

Good Sam Services and Plans revenue consists primarily of revenue from emergency roadside assistance plans, publications and marketing fees from various consumer services and plans. Roadside Assistance (“RA”) revenues are deferred and recognized over the contractual life of the membership. RA claim expenses are recognized when incurred. Marketing fees for finance, insurance, extended service and other similar products are recognized as variable consideration, net of estimated cancellations, if applicable, when a product contract payment has been received or financing has been arranged. These marketing fees are recorded net as the Company acts as an agent in the transaction. The related estimate for cancellations on the marketing fees for multi-year finance and insurance products utilize actuarial analysis to estimate the exposure. Promotional expenses consist primarily of direct mail advertising expenses and renewal expenses and are expensed at the time related materials are mailed. Newsstand sales of publications and related expenses are recorded as variable consideration at the time of delivery, net of estimated returns. Subscription sales of publications are reflected in income over the lives of the subscriptions. The related selling expenses are expensed as incurred. Advertising revenues and related expenses are recorded at the time of delivery.

New and Used Vehicles

RV vehicle revenue consists of sales of new and used recreational vehicles, sales of RV parts and services, and commissions on the related finance and insurance contracts. Revenue from the sale of recreational vehicles is recognized upon completion of the sale to the customer. Conditions to completing a sale include having an agreement with the customer, including pricing, whereby the sales price must be reasonably expected to be collected and having control transferred to the customer. Customers often trade in their own vehicle to apply toward the purchase of a new or used vehicle. The trade-in vehicle is a type of noncash consideration measured at fair value, based on external and internal market data for the specific vehicle, and applied as payment to the contract price for the purchased new or used vehicle.

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

When points are awarded to customers under the Good Sam Club program for purchases of products or services, a portion of the product or service revenue is allocated to the points liability based on the relative standalone selling price of the points, net of estimated breakage. The resulting point liability is deferred until the revenue is recognized (i) when the points are redeemed by the customer as a reduction of the purchase price of future purchases of the Company’s products or services or (ii) when the point liability is adjusted to reflect changes in breakage estimates. Points expire twelve months after the date that they are credited to a customer’s account.

Finance and Insurance, net

Finance and insurance revenue is recorded net, since the Company is acting as an agent in the transaction, and is recognized when a finance and insurance product contract payment has been received or financing has been arranged. The proceeds the Company receives for arranging financing contracts, selling extended service contracts, and selling other insurance products, are subject to chargebacks if the customer terminates the respective contract earlier than a stated period. In the case of insurance products and extended service contracts, the stated period typically extends from one to seven years with the refundable revenue declining over the contract term. These proceeds are recorded as variable consideration, net of estimated chargebacks. Chargebacks are estimated based on ultimate future cancellation rates by product type and year sold using a combination of actuarial methods and leveraging the Company’s historical experience from the past ten years, adjusted for new consumer trends. The chargeback liabilities included in the estimate of variable consideration totaled $70.4 million and $65.4 million as of December 31, 2025 and December 31, 2024, respectively, which are recorded as part of other current liabilities and other long-term liabilities on the Company’s consolidated balance sheets.

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

Advertising Expenses

Advertising expenses are expensed as incurred. Advertising expenses for the years ended December 31, 2025, 2024 and 2023 were $131.2 million, $127.0 million and $101.1 million, respectively. Advertising expenses relating to RV and Outdoor Retail segment were included in selling, general and administrative expenses in the consolidated statements of operations. Advertising expenses relating to the Good Sam Services and Plans segment were included in costs applicable to revenues in the consolidated statements of operations, since, by the nature of those revenue streams, they are integral to the generation of those revenues.

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

Shipping and Handling Fees and Costs

The Company reports shipping and handling costs billed to customers as a component of revenues, and related costs are reported as a component of costs applicable to revenues. For the years ended December 31, 2025, 2024, and 2023, $1.8 million, $2.9 million, and $4.4 million of shipping and handling fees, respectively, were included in the RV and Outdoor Retail segment as revenue.

Income Taxes

The Company recognizes deferred tax assets and liabilities based on the asset and liability method, which requires an adjustment to the deferred tax asset or liability to reflect income tax rates currently in effect. When income tax rates increase or decrease, a corresponding adjustment to income tax expense is recorded by applying the rate change to the cumulative temporary differences. The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. In evaluating the Company’s ability to recover its deferred tax assets, it considers all available positive and negative evidence, including its operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction-by-jurisdiction basis. As of December 31, 2025, management concluded that a full valuation allowance was necessary to be recorded against net deferred tax assets of the public holding company, CWH.

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

Recently Adopted Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires that public business entities on an annual basis disclose (1) consistent categories and greater disaggregation of information in the rate reconciliation, and (2) income taxes paid disaggregated by jurisdiction. The standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company adopted the provisions of this ASU as of January 1, 2025, with respect to the annual disclosures beginning with the year ended December 31, 2025. The adoption of this ASU resulted in additional annual income tax disclosures and did not otherwise have a material impact on the Company’s consolidated financial statements.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments―Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This ASU provides a practical expedient for all entities and a related accounting policy election for entities other than public business entities for the calculation of current expected credit losses on current accounts receivable and current contract assets. The practical expedient allows all entities to assume that conditions as of the balance sheet date will remain unchanged for an asset’s remaining life when estimating credit losses on current accounts receivable and current contract assets arising from transactions under ASC 606. The standard is effective for fiscal years beginning after December 15, 2025 and interim periods within those annual reporting periods, with early adoption permitted. The adoption of this ASU will result in a disclosure of the election of the practical expedient and does not otherwise have a material impact on the Company’s consolidated financial statements.

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The amendments in this ASU clarify interim disclosure requirements and the applicability of Topic 270. The objective of the update is to provide clarity about current interim requirements and also includes a disclosure principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The standard is effective for interim periods with the annual reporting period beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact that the adoption of the provisions of the ASU will have on its consolidated financial statements.

In December 2025, the FASB issued ASU 2025-12, Codification Improvements. This ASU represents changes to the Accounting Standards Codification (“ASC”) that (1) clarify, (2) correct errors, or (3) make minor improvements. The ASU is intended to make the ASC easier to understand and apply. The standard is effective for fiscal years beginning after December 15, 2026 and interim periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact that the adoption of the provisions of the ASU will have on its consolidated financial statements.

2. Revenue

Contract Assets and Capitalized Costs to Acquire a Contract

As of December 31, 2025, 2024 and 2023, contract assets of $10.7 million, $10.0 million and $16.1 million, respectively, related to RV service revenues were included in accounts receivable in the accompanying consolidated balance sheets. As of December 31, 2025 and 2024, the Company had capitalized costs to acquire a contract consisting of $4.2 million and $4.4 million, respectively, from the deferral of sales commissions expenses relating to multi-year consumer services and plans and the recording of such expenses over the same period as the recognition of the related revenues.

Deferred Revenues

The Company records deferred revenues when cash payments are received or due in advance of the Company’s performance, net of estimated refunds that are presented separately as a component of accrued liabilities. For the years ended December 31, 2025 and 2024, $90.2 million and $90.3 million of revenues recognized, respectively, were included in the deferred revenues balance at the beginning of the period. As of December 31, 2023, total deferred revenues was $159.1 million.

As of December 31, 2025, the Company had unsatisfied performance obligations primarily relating to plans for its roadside assistance, Good Sam Club memberships, Good Sam Club loyalty program, Coast to Coast memberships, the annual campground guide, and magazine publication revenue streams. The total unsatisfied performance obligations for these revenue streams as of December 31, 2025 and the periods during which the Company expects to recognize the amounts as revenue are presented as follows:

As of
($ in thousands)	December 31, 2025
2026	$90,456
2027	28,867
2028	14,199
2029	7,942
2030	3,775
Thereafter	1,990
$147,229

The Company’s payment terms vary by the type and location of its customer and the products or services offered. The term between invoicing and when payment is due is not significant. For certain products or services and customer types, the Company requires payment before the products or services are delivered to the customer.

3. Accounts Receivable

Accounts receivable consisted of the following:

	December 31,	December 31,	December 31,
($ in thousands)	2025	2024	2023
Good Sam Services and Plans	$15,313	$14,373	$17,589
RV and Outdoor Retail
New and used vehicles	2,868	2,310	2,830
Parts, service and other	30,750	34,210	35,748
Trade accounts receivable	40,906	38,313	27,773
Due from manufacturers	25,209	22,008	37,190
Escrow receivable from sale of real property	45,249	—	—
Other	13,625	11,946	9,365
Corporate	—	—	553
	173,920	123,160	131,048
Allowance for credit losses	(3,422)	(2,748)	(2,978)
	$170,498	$120,412	$128,070

As of December 31, 2025 and 2024, the Company had Good Sam Services and Plans receivables that were expected to be collected after one year of $6.0 million and $7.4 million, respectively, which were included in other assets in the consolidated balance sheets.

On December 31, 2025, the Company closed on the $45.2 million sale of real property; however, net proceeds of $15.1 million and the principal payments of $30.1 million on the related Real Estate Facilities (see Note 10 — Long Term Debt) were not distributed through escrow until January 2, 2026.

4. Inventories and Floor Plan Payables

Inventories consisted of the following:

	December 31,	December 31,
($ in thousands)	2025	2024
Good Sam services and plans	$349	$263
New RVs	1,421,435	1,241,533
Used RVs	530,861	413,546
Products, parts, accessories and other	159,255	166,495
	$2,111,900	$1,821,837

Substantially all of the Company’s new RV inventory and certain of its used RV inventory, included in the RV and Outdoor Retail segment, is financed by a floor plan credit agreement (as amended and restated to date, the “Floor Plan Facility”) with a syndication of banks (“Floor Plan Lenders”). The borrowings under the floor plan credit agreement are collateralized by substantially all of the assets of FreedomRoads, LLC (“FR”), a wholly-owned subsidiary of FreedomRoads, which operates the RV dealerships. The floor plan borrowings are tied to specific vehicles and principal is due upon the sale of the related vehicle or upon reaching certain aging criteria.

In February 2025, FR entered into an amendment to the Floor Plan Facility, which (a) increased the commitment for floor plan borrowings by $300.0 million to $2.15 billion, (b) increased the commitment for the letter of credit facility by $15.0 million to $45.0 million, and (c) extended the maturity date from September 30, 2026 to the earlier of, if applicable, (i) February 18, 2030 or (ii) March 5, 2028, if the Company’s Term Loan Facility (as defined and discussed in Note 10 — Long-Term Debt) has not been repaid, refinanced, or defeased and the maturity has not been extended by at least 180 days after February 18, 2030. The Floor Plan Facility allows for up to 30% of the aggregate amount of the floor plan notes payable to be used to finance used RV inventory.

The Floor Plan Facility also includes an accordion feature allowing FR, at its option, to request to increase the aggregate amount of the floor plan notes payable in $50.0 million increments up to a maximum amount of $300.0 million. The Floor Plan Lenders are not under any obligation to provide commitments in respect of any future increase under the accordion feature.

As of December 31, 2025 and 2024, the applicable interest rate for the floor plan notes payable under the Floor Plan Facility was 5.89% and 6.72%, respectively. As of December 31, 2025, under the Floor Plan Facility, at the Company’s option, the floor plan notes payable, and borrowings for letters of credit, in each case, bear interest at a rate per annum equal to (a) the floating Secured Overnight Financing Rate (“SOFR”), plus a SOFR adjustment of 0.11%, plus the applicable rate of 1.90% to 2.50% determined based on FR’s consolidated current ratio, or, (b) the base rate (as described below) plus the applicable rate of 0.40% to 1.00% determined based on FR’s consolidated current ratio.

The outstanding balance of the revolving line of credit under the Floor Plan Facility was paid off in November 2024 and there was no balance outstanding as of December 31, 2025 and 2024. As of December

31, 2025 and 2024, under the Floor Plan Facility, revolving line of credit borrowings bear interest at a rate per annum equal to, at the Company’s option, either: (a) a floating SOFR rate, plus a SOFR adjustment of 0.11%, plus 2.25%, in the case of floating SOFR rate loans, or (b) a base rate determined by reference to the greatest of: (i) the federal funds rate plus 0.50% or (ii) the prime rate published by Bank of America, N.A., plus 0.75%, in the case of base rate loans. Additionally, under the Floor Plan Facility, the revolving line of credit borrowings are subject to a borrowing base calculation, which did not limit the borrowing capacity as of December 31, 2025 and 2024.

The Floor Plan Facility includes a flooring line aggregate interest reduction (“FLAIR”) offset account that allows the Company to transfer cash to the Floor Plan Lenders as an offset to the payables under the Floor Plan Facility. These transfers reduce the amount of liability outstanding under the floor plan borrowings that would otherwise accrue interest, while retaining the ability to withdraw amounts from the FLAIR offset account subject to the financial covenants under the Floor Plan Facility. As a result of using the FLAIR offset account, the Company experiences a reduction in floor plan interest expense in its consolidated statements of operations. As of December 31, 2025 and 2024, FR had $25.1 million and $79.5 million, respectively, in the FLAIR offset account. The maximum FLAIR percentage of outstanding floor plan borrowings is 35% under the Floor Plan Facility. The FLAIR offset account does not reduce the outstanding amount of loans under the Floor Plan Facility for purposes of determining the unencumbered borrowing capacity under the Floor Plan Facility.

Management has determined that the credit agreement governing the Floor Plan Facility includes subjective acceleration clauses, which could impact debt classification. Management believes that no events have occurred as of December 31, 2025 that would trigger a subjective acceleration clause. Additionally, the credit agreement governing the Floor Plan Facility contains certain financial covenants. FR was in compliance with all financial debt covenants as of December 31, 2025 and 2024.

The following table details the outstanding amounts and available borrowings under the Floor Plan Facility:

	December 31,	December 31,
($ in thousands)	2025	2024
Floor Plan Facility:
Notes payable — floor plan:
Total commitment	$2,150,000	$1,850,000
Less: borrowings, net of FLAIR offset account	(1,603,645)	(1,161,713)
Less: FLAIR offset account(1)	(25,117)	(79,472)
Additional borrowing capacity	521,238	608,815
Less: short-term payable for sold inventory(2)	(35,981)	(33,152)
Less: purchase commitments(3)	(26,841)	(9,340)
Unencumbered borrowing capacity	$458,416	$566,323

Revolving line of credit	$70,000	$70,000
Less: borrowings	-	-
Additional borrowing capacity	$70,000	$70,000

Letters of credit:
Total commitment	$45,000	$30,000
Less: outstanding letters of credit	(15,414)	(14,300)
Additional letters of credit capacity	$29,586	$15,700

(1)	Flooring line aggregate interest reduction (“FLAIR”) offset account that allows the Company to transfer cash to the Floor Plan Lenders as an offset to the payables under the Floor Plan Facility. The FLAIR offset account does not reduce the outstanding amount of loans under the Floor Plan Facility for purposes of determining the unencumbered borrowing capacity under the Floor Plan Facility.
(2)	The short-term payable represents the amount due for sold inventory. A payment for any floor plan units sold is due within three to ten business days of sale. Due to the short term nature of these payables, the Company reclassifies the amounts from notes payable‒

floor plan, net to accounts payable in the Consolidated Balance Sheets. Changes in the vehicle floor plan payable are reported as cash flows from financing activities in the Consolidated Statements of Cash Flows.
(3)	Purchase commitments represent vehicles approved for floor plan financing where the inventory has not yet been received by the Company from the supplier and no floor plan borrowing is outstanding.

The following table rolls forward the Company's outstanding supplier finance program obligations confirmed as valid under its Floor Plan Facility:

Year Ended
($ in thousands)	December 31, 2025
Notes payable - floor plan, net, beginning of year	$1,161,713
Add: FLAIR offset account, beginning of year	79,472
Add: short-term payable for sold inventory, beginning of year	33,152
Confirmed obligations outstanding, beginning of year	1,274,337
Add: new obligations confirmed during the period	2,779,918
Less: confirmed obligations paid during the period	(2,389,512)
Confirmed obligations outstanding, end of period	1,664,743
Less: FLAIR offset account, end of period	(25,117)
Less: short-term payable for sold inventory, end of period	(35,981)
Notes payable - floor plan, net, end of period	$1,603,645

5. Restructuring and Long-Lived Asset Impairment

Restructuring – 2019 Strategic Shift

On September 3, 2019, the Board of Directors (“Board”) of CWH approved a plan (the “2019 Strategic Shift”) to strategically shift its business away from locations where the Company does not have the ability or where it is not feasible to sell and/or service RVs at a sufficient capacity (the “Outdoor Lifestyle Locations”). Of the Outdoor Lifestyle Locations in the RV and Outdoor Retail segment operating as of September 3, 2019, the Company has closed or divested 39 Outdoor Lifestyle Locations, two distribution centers, and 20 specialty retail locations relating to the 2019 Strategic Shift. As of December 31, 2020, the Company had completed the store closures and divestitures relating to the 2019 Strategic Shift. During the year ended December 31, 2021, the Company completed its analysis of its retail product offerings that were not RV-related.

As of December 31, 2021, the activities under the 2019 Strategic Shift were completed with the exception of certain lease termination costs and other associated costs relating to the leases of previously closed locations under the 2019 Strategic Shift. The process of identifying subtenants and negotiating lease terminations has been delayed, which initially was in part due to the COVID-19 pandemic. The timing of these negotiations will vary as both subleases and terminations are contingent on landlord approvals. The Company expects that the ongoing lease-related costs relating to the 2019 Strategic Shift, net of associated sublease income, will be less than $3.0 million per year.

As of December 31, 2025, the Company had incurred total restructuring costs associated with the 2019 Strategic Shift of $130.0 million. The breakdown of these costs is as follows:

●	one-time employee termination benefits relating to retail store or distribution center closures/divestitures of $1.2 million;
●	lease termination costs of $23.1 million;
●	incremental inventory reserve charges of $57.4 million; and
●	other associated costs of $48.3 million.

The following table details the costs incurred associated with the 2019 Strategic Shift for the periods presented:

	Year Ended December 31,
($ in thousands)	2025	2024	2023
2019 Strategic Shift restructuring costs:
Lease termination costs(1)	—	(1,575)	—
Other associated costs(2)	2,025	3,368	3,965
Total 2019 Strategic Shift restructuring costs	$2,025	$1,793	$3,965

(1)	These costs were included in lease termination charges in the consolidated statements of operations. This reflects termination fees paid, net of any gain from derecognition of the related operating lease assets and liabilities.
(2)	Other associated costs primarily represent lease and other operating expenses incurred during the post-close wind-down period for the locations related to the 2019 Strategic Shift. For the years ended December 31, 2025, 2024 and 2023, these costs were included in selling, general, and administrative expenses in the consolidated statements of operations.

The following table details changes in the restructuring accrual associated with the 2019 Strategic Shift:

	Lease	Other
	Termination	Associated
($ in thousands)	Costs	Costs (1)	Total
Balance at December 31, 2022	$—	$869	$869
Charged to expense	—	3,965	3,965
Paid or otherwise settled	—	(3,676)	(3,676)
Balance at December 31, 2023	—	1,158	1,158
Charged to expense	1,860	3,368	5,228
Paid or otherwise settled	(1,860)	(4,526)	(6,386)
Balance at December 31, 2024	—	—	—
Charged to expense	—	2,025	2,025
Paid or otherwise settled	—	(1,931)	(1,931)
Balance at December 31, 2025	$—	$94	$94

(1)	Other associated costs primarily represent labor, lease and other operating expenses incurred during the post-close wind-down period for the locations related to the 2019 Strategic Shift.

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

The activities under the Active Sports Restructuring were substantially completed by December 31, 2023. The Company does not expect any further costs under the Active Sports Restructuring beyond insignificant lease costs of less than $0.8 million per year.

As of December 31, 2025, the total restructuring costs associated with the Active Sports Restructuring were $8.5 million. The breakdown of these restructuring costs is as follows:

●	one-time employee termination benefits relating to the specialty retail store and distribution center closures of $0.2 million;
●	incremental inventory reserve charges of $4.3 million;
●	lease termination charges of $1.8 million; and
●	other associated costs of $2.2 million.

The following table details the costs incurred associated with the Active Sports Restructuring:

	Year Ended December 31,
($ in thousands)	2025	2024	2023
Active Sports Restructuring costs:
One-time termination benefits(1)	$—	$—	$193
Incremental inventory reserve charges(1)	—	—	4,344
Lease termination costs (2)	76	1,343	375
Other associated costs(3)	276	868	1,003
Total Active Sports Restructuring costs	$352	$2,211	$5,915
(1)	These costs were included in costs applicable to revenues – products, service and other in the consolidated statements of operations.
(2)	These costs were included in lease termination charges in the consolidated statements of operations. This reflects termination fees paid or to be paid, net of any gain from derecognition of the related operating lease assets and liabilities. The Company paid $0.1 million and $1.5 million in lease termination fees for leases terminated during the years ended December 31, 2025 and 2024, respectively.
(3)	Other associated costs primarily represent labor, lease and other operating expenses incurred during the post-close wind-down period for the Active Sports Restructuring for the periods presented and were included primarily in selling, general, and administrative expenses in the consolidated statements of operations.

The following table details changes in the restructuring accrual associated with the Active Sports Restructuring:

	One-time	Lease	Other
	Termination	Termination	Associated
($ in thousands)	Benefits	Costs (1)	Costs (2)	Total
Balance at March 31, 2023	$—	$—	$—	$—
Charged to expense	193	—	1,003	1,196
Paid or otherwise settled	(193)	—	(1,003)	(1,196)
Balance at December 31, 2023	—	—	—	—
Charged to expense	—	1,492	868	2,360
Paid or otherwise settled	—	(1,492)	(868)	(2,360)
Balance at December 31, 2024	—	—	—	—
Charged to expense	—	123	276	399
Paid or otherwise settled	—	(123)	(276)	(399)
Balance at December 31, 2025	$—	$—	$—	$—

(1)	Lease termination costs exclude the $0.1 million of gain from the derecognition of the operating lease assets and liabilities relating to the terminated leases as part of the Active Sports Restructuring for the year ended December 31, 2024.
(2)	Other associated costs primarily represent labor, lease and other operating expenses incurred during the post-close wind-down period for the specialty retail location and distribution centers related to the Active Sports Restructuring.

Long-Lived Asset Impairment

During the three months ended March 31, 2023, the Company recorded an impairment charge totaling $6.6 million related to the Active Sports Restructuring, of which $4.5 million related to intangible assets, and $2.1 million related to other long-lived asset categories.

During the years ended December 31, 2025, 2024 and 2023, the Company had indicators of impairment of the long-lived assets for certain locations. Such indicators primarily included decreases in market rental rates or decreases in the market value of real property for closed locations, and the Company’s review of location performance in the normal course of business. As a result of updating certain assumptions in the long-lived asset impairment analysis for these locations, the Company determined that the fair value of certain long-lived assets was below their carrying value and were impaired.

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

The following table details long-lived asset impairment charges by type of long-lived asset and by restructuring activity, all of which relate to the RV and Outdoor Retail segment:

	Year Ended December 31,
($ in thousands)	2025	2024	2023
Long-lived asset impairment charges by type of long-lived asset:
Leasehold improvements	$190	$4,032	$1,857
Operating lease right of use assets	617	7,242	1,107
Building and improvements	430	3,787	—
Furniture and equipment	—	—	329
Software	—	—	1,362
Construction in progress and software in development	—	—	113
Intangible assets	—	—	4,501
Total long-lived asset impairment charges	$1,237	$15,061	$9,269

Long-lived asset impairment charges by restructuring activity:
Active Sports Restructuring	—	—	6,648
Unrelated to restructuring activities	1,237	15,061	2,621
Total long-lived asset impairment charges	$1,237	$15,061	$9,269

6. Assets Held for Sale and Business Divestiture

As of December 31, 2025 and 2024, one and two RV and Outdoor Retail segment properties, respectively, met the criteria to be classified as held for sale.

The following table presents the components of assets held for sale:

	December 31,	December 31,
($ in thousands)	2025	2024
Assets held for sale:
Property and equipment, net	$175	$1,350
	$175	$1,350

On May 3, 2024, the Company closed on the sale of certain assets of the RV and Outdoor Retail segment’s RV furniture business (“CWDS”) and, in connection with the sale, entered into a supply agreement (“Supplier Agreement”) with the buyer and the sublease of certain properties and equipment to the buyer. The approximately $30.4 million fair value of consideration received from the divestiture were comprised of approximately $20.0 million of cash consideration, $9.5 million of an intangible asset for the Supplier Agreement, and $0.9 million of cash consideration as a holdback. During the year ended December 31, 2025, $0.7 million of the holdback was paid to the Company and the remainder of the holdback was offset against warranty costs incurred by the buyer that were indemnified by the Company. The divested net assets of CWDS were comprised primarily of approximately $28.8 million of products, parts, accessories and other inventories, $0.9 million of net intangible assets, $1.2 million of accounts payable assumed and $8.9 million of goodwill allocated from the RV and Outdoor Retail segment based on the relative fair value of CWDS. This divestiture transaction resulted in a loss of $7.1 million and is included in (gain) loss on sale or disposal of assets in the consolidated statements of operations for the year ended December 31, 2024. The Company believes that it has gained operational efficiencies by exiting the manufacture of RV furniture and focusing its resources on the sourcing and sale of its RV and aftermarket accessory products. The fair value of the Supplier Agreement intangible asset was estimated as the present value of the estimated benefits that a market participant would receive under the Supplier Agreement, such as favorable pricing and rebates, over the term of the agreement, which is categorized as a Level 3 measurement, as defined in Note 13 – Fair Value Measurements. This Supplier Agreement intangible asset is expected to be amortized over the term of the agreement of approximately 10 years.

Additionally, on June 30, 2025, the Company closed on the sale of certain assets of one RV dealership. The approximately $10.3 million fair value of consideration received from the divestiture was comprised of $4.4 million of cash consideration and $5.9 million paid directly to the Floor Plan Lenders for new vehicles included in the Company’s floor plan. Included in the $4.4 million of cash consideration was $1.0 million for a deposit related to a purchase of real estate, which closed on December 22, 2025. The divested net assets were comprised primarily of approximately $6.1 million of inventories, net; $0.1 million of property and equipment, net; and $3.4 million of goodwill allocated from the RV and Outdoor Retail segment based on the relative fair value of the dealership. This divestiture transaction resulted in a loss of $0.3 million and is included in (gain) loss on sale or disposal of assets in the consolidated statements of operations for the year ended December 31, 2025. In addition to receiving a return for the assets, the sale allowed the Company to avoid significant brand-specific capital improvements which would have been required to support the dealership on an on-going basis.

7. Property and Equipment, net

Property and equipment consisted of the following:

	December 31,	December 31,
($ in thousands)	2025	2024
Land	$131,422	$133,984
Buildings and improvements	307,946	348,315
Leasehold improvements	380,205	369,791
Furniture and equipment	297,490	277,801
Software	104,306	93,769
Construction in progress and software in development	76,563	45,682
	1,297,932	1,269,342
Less: accumulated depreciation	(465,870)	(422,582)
Property and equipment, net	$832,062	$846,760

8. Goodwill and Intangible Assets

Goodwill

The following is a summary of changes in the Company’s goodwill by business line for the years ended December 31, 2025 and 2024:

	Good Sam
	Services and	RV and
($ in thousands)	Plans	Outdoor Retail	Consolidated
Balance at December 31, 2023 (excluding impairment charges)	$71,118	$881,941	$953,059
Accumulated impairment charges	(46,884)	(194,953)	(241,837)
Balance at December 31, 2023	24,234	686,988	711,222
Acquisitions	1,561	30,140	31,701
Divestiture (1)	—	(8,900)	(8,900)
Balance at December 31, 2024	25,795	708,228	734,023
Acquisitions	—	18,712	18,712
Divestiture (1)	—	(3,414)	(3,414)
Balance at December 31, 2025	$25,795	$723,526	$749,321

(1)	See Note 6 ― Assets Held for Sale and Business Divestiture.

In the fourth quarter of 2025 and 2024, the Company performed its annual goodwill impairment test of the RV and Outdoor Retail, the Good Sam Show, Good Sam Media, GSS Enterprises and Good Sam RA and Tire Rescue reporting units by performing a quantitative analysis. The RV and Outdoor Retail reporting unit is comprised of the entire RV and Outdoor Retail segment. The Good Sam Show, Good Sam Media, GSS Enterprise, and the Good Sam RA and Tire Rescue reporting units are comprised of a portion of the Good Sam Services and Plans segment. As of December 31, 2025 and 2024, the Good Sam RA and Tire Rescue reporting unit had allocated goodwill of $1.6 million and this reporting unit had a negative carrying value as of the date of these annual goodwill impairment tests. These annual goodwill impairment tests resulted in the determination that the estimated fair value of these reporting units exceeded their carrying value. Therefore, no impairment charge was recorded during the years ended December 31, 2025 and 2024.

The RV and Outdoor Retail reporting unit’s fair value exceeded its carrying value by 11% and the remaining reporting units’ fair values exceeded their carrying values by a significant amount. The Company estimated the fair value of these reporting units using a combination of the guideline public company method under the market approach and the discounted cash flow analysis method under the income approach. Of the key assumptions to the determination of fair value for the RV and Outdoor Retail reporting unit, (i) revenue and EBITDA projections, (ii) discount rate, and (iii) market multiples of comparable public companies are subject to the most uncertainty and it is reasonably possible that changes in the estimates underlying those, or other, assumptions could negatively impact the fair value of the RV and Outdoor Retail reporting unit and result in an impairment of goodwill in the near term.

Intangible Assets

Finite-lived intangible assets and related accumulated amortization consisted of the following:

	December 31, 2025
	Carrying	Accumulated		Useful Life
($ in thousands)	Value	Amortization	Net	(in years)
Good Sam Services and Plans:
Membership, customer lists and other	$9,194	$(9,140)	$54	4.0
Trademarks and trade names	2,132	(521)	1,611	15.0
Websites and developed technology	3,650	(2,169)	1,481	6.7
RV and Outdoor Retail:
Customer lists, domain names and other	4,154	(3,152)	1,002	5.1
Supplier lists and agreements	9,500	(1,484)	8,016	11.0
Trademarks and trade names	26,526	(23,345)	3,181	10.7
Websites and developed technology	6,151	(5,672)	479	10.1
	$61,307	$(45,483)	$15,824	10.2

	December 31, 2024
	Carrying	Accumulated		Useful Life
($ in thousands)	Value	Amortization	Net	(in years)
Good Sam Services and Plans:
Membership, customer lists and other	$9,740	$(9,537)	$203	5.3
Trademarks and trade names	2,132	(379)	1,753	15.0
Websites and developed technology	3,650	(1,614)	2,036	6.7
RV and Outdoor Retail:
Customer lists and domain names	4,154	(2,752)	1,402	5.5
Supplier lists and agreements	9,500	(594)	8,906	11.0
Trademarks and trade names	26,526	(22,005)	4,521	15.0
Websites and developed technology	6,348	(5,700)	648	10.1
	$62,050	$(42,581)	$19,469	11.6

Amortization expense related to finite-lived intangibles for the years ended December 31, 2025, 2024, and 2023 was $3.6 million, $3.6 million and $3.8 million, respectively. The aggregate future five-year amortization of finite-lived intangibles as of December 31, 2025, was as follows:

As of
($ in thousands)	December 31, 2025
2026	$3,519
2027	3,479
2028	1,950
2029	1,175
2030	1,086
Thereafter	4,615
$15,824

9. Accrued Liabilities

Accrued liabilities consisted of the following:

	December 31,	December 31,
($ in thousands)	2025	2024
Compensation and benefits	$42,493	$42,652
Other accruals	85,906	75,905
	$128,399	$118,557

10. Long-Term Debt

The following reflects outstanding long-term debt:

	December 31,	December 31,
($ in thousands)	2025	2024
Term Loan Facility (1)	$1,308,832	$1,335,535
Real Estate Facilities (2)	155,137	173,132
Other Long-Term Debt	7,588	7,926
Subtotal	1,471,557	1,516,593
Less: current portion	(57,939)	(23,275)
Total	$1,413,618	$1,493,318

(1)	Net of $7.0 million and $9.6 million of original issue discount as of December 31, 2025 and 2024, respectively, and $2.6 million and $3.8 million of finance costs as of December 31, 2025 and 2024, respectively.
(2)	Net of $2.0 million and $3.1 million of finance costs as of December 31, 2025 and 2024, respectively.

The aggregate future maturities of long-term debt as of December 31, 2025, excluding original issue discount of $7.0 million and finance costs of $4.6 million, were as follows:

As of
($ in thousands)	December 31, 2025
Long-term debt instruments
2026	$57,939
2027	128,030
2028	1,293,186
2029	246
2030	258
Thereafter	3,517
$1,483,176

Senior Secured Credit Facilities

As of December 31, 2025 and 2024, CWGS Group, LLC (the “Borrower”), a wholly-owned subsidiary of CWGS, LLC, was party to a credit agreement (the “Credit Agreement”) for senior secured credit facilities (as amended from time to time, the “Senior Secured Credit Facilities”). The Senior Secured Credit Facilities consist of a $1.4 billion term loan facility (the “Term Loan Facility”) and a $65.0 million revolving credit facility (the “Revolving Credit Facility”). Under the Senior Secured Credit Facilities, the Company has the ability to request to increase the amount of term loans or revolving loans in an aggregate amount not to exceed the greater of (a) a “fixed” amount set at $725.0 million and (b) 100% of consolidated EBITDA for the most recent four consecutive fiscal quarters on a pro forma basis (as defined in the Credit Agreement). The lenders under the Senior Secured Credit Facilities are not under any obligation to provide commitments in respect of any such increase.

The Term Loan Facility requires mandatory principal payments in equal quarterly installments of $3.5 million. Additionally, the Company is required to prepay the borrowings under the Term Loan Facility in an aggregate amount up to 50% of excess cash flow, as defined in the Credit Agreement, for such fiscal year depending on the Total Leverage Ratio (as defined by the Credit Agreement) beginning with the year ended December 31, 2022. No additional excess cash flow payment was required relating to 2025 or 2024. However, in addition to the regularly scheduled quarterly principal payments, the Company made voluntary principal payments on the Term Loan Facility of $16.5 million in July 2025 and $17.2 million in February 2026. The Term Loan Facility matures in June 2028.

The funds available under the Revolving Credit Facility may be utilized for borrowings or letters of credit; however, a maximum of $25.0 million may be allocated to such letters of credit. The Revolving Credit Facility matures at the earlier of (i) ninety-one days prior to the maturity date of the Floor Plan Facility (the Floor Plan Facility currently has a maturity date of March 5, 2028 as detailed in Note 4 — Inventories and Floor Plan Payables) or (ii) March 3, 2028.

The following table details the outstanding amounts and available borrowings under the Senior Secured Credit Facilities as of:

	December 31,	December 31,
($ in thousands)	2025	2024
Senior Secured Credit Facilities:
Term Loan Facility:
Principal amount of borrowings	$1,400,000	$1,400,000
Less: cumulative principal payments	(81,564)	(51,049)
Less: unamortized original issue discount	(6,993)	(9,600)
Less: unamortized finance costs	(2,611)	(3,816)
	1,308,832	1,335,535
Less: current portion	(14,015)	(14,015)
Long-term debt, net of current portion	$1,294,817	$1,321,520
Revolving Credit Facility:
Total commitment	$65,000	$65,000
Less: outstanding letters of credit	(4,902)	(4,902)
Less: total net leverage ratio borrowing limitation	(37,348)	(37,348)
Additional borrowing capacity	$22,750	$22,750

As of December 31, 2025 and 2024, the average interest rate on the Term Loan Facility was 6.33% and 6.97%, respectively, and the effective interest rate on the Term Loan Facility was 6.77% and 7.43%, respectively.

The Senior Secured Credit Facilities are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by each of the Company’s existing and future domestic restricted subsidiaries with the exception of FreedomRoads Intermediate Holdco, LLC, the direct parent of FR, and FR, and its subsidiaries. The Credit Agreement contains certain restrictive covenants pertaining to, but not limited to, mergers, changes in the nature of the business, acquisitions, additional indebtedness, sales of assets, investments, and the payment of dividends subject to certain limitations and minimum operating covenants. Additionally, management has determined that the Senior Secured Credit Facilities include subjective acceleration clauses, which could impact debt classification. Management believes that no events have occurred as of December 31, 2025 that would trigger a subjective acceleration clause.

The Credit Agreement requires the Borrower and its subsidiaries to comply on a quarterly basis with a maximum Total Net Leverage Ratio (as defined in the Credit Agreement), which covenant is in effect only if, as of the end of each calendar quarter, the aggregate amount of borrowings under the revolving credit facility, letters of credit and unreimbursed letter of credit disbursements outstanding at such time is greater than 35% of the total commitment on the Revolving Credit Facility (excluding (i) up to $15.0 million attributable to any outstanding undrawn letters of credit and (ii) any cash collateralized or backstopped letters of credit), as defined in the Credit Agreement. As of December 31, 2025, the Company was not subject to this covenant as borrowings under the Revolving Credit Facility did not exceed the 35% threshold, however the Company’s borrowing capacity was reduced by $37.3 million in light of this covenant. The Company was in compliance with all applicable financial debt covenants as of December 31, 2025 and 2024.

Real Estate Facilities

As of December 31, 2025 and 2024, subsidiaries of FRHP Lincolnshire, LLC (“FRHP”), an indirect wholly-owned subsidiary of CWGS, LLC, were party to a credit agreement with a syndication of banks for a real estate credit facility (as amended from time to time, the “M&T Real Estate Facility”) with aggregate maximum principal capacity of $300.0 million with an option that allows FRHP to request an additional $100.0 million of principal capacity. The lenders under the M&T Real Estate Facility are not under any obligation to provide commitments in respect of any such increase. The M&T Real Estate Facility bears interest at FRHP’s option of either (as defined in the credit agreement for the M&T Real Estate Facility): (a) the Secured Overnight Financing Rate (“SOFR”) plus the applicable rate of 2.30% or (b) the highest of (i) the Federal Funds Rate plus 1.80%, (ii) the Prime Rate plus 1.30%, or (iii) SOFR plus 2.30%. The M&T Real Estate Facility has an unused commitment fee of 0.20% of the aggregate unused principal amount and it matures in October 2027. Additionally, the M&T Real Estate Facility is subject to a debt service coverage ratio covenant (as defined in the credit agreement for the M&T Real Estate Facility). All obligations under the M&T Real Estate Facility and the guarantees of those obligations, are secured, subject to certain exceptions, by the mortgaged real property assets.

During the year ended December 31, 2024, FRHP borrowed an additional $55.6 million under the M&T Real Estate Facility, and none during the year ended December 31, 2025. During the year ended December 31, 2025, FRHP repaid $8.3 million of the M&T Real Estate Facility to pay off the remaining principal balances relating to three properties. During the year ended December 31, 2024, FRHP repaid $46.5 million of the M&T Real Estate Facility to pay off the remaining principal balances relating to eight properties. On December 31, 2025, FRHP closed on the $45.2 million sale of real property; however, net proceeds of $15.1 million and the principal payments of $30.1 million on the related M&T Real Estate Facility were not distributed through escrow until January 2, 2026 (see Note 3 — Accounts Receivable).

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

The following table shows a summary of the outstanding balances, remaining available borrowings, and weighted average interest rate under the Real Estate Facilities:

	As of December 31, 2025
		Remaining		Wtd. Average
($ in thousands)	Outstanding(1)	Available(2)		Interest Rate
Real Estate Facilities
M&T Real Estate Facility	$152,039	$57,390	(3)	6.14%
First CIBC Real Estate Facility	3,098	—		6.97%
	$155,137	$57,390

(1)	Outstanding principal amounts are net of unamortized finance costs.
(2)	Amounts cannot be reborrowed.
(3)	Additional borrowings on the M&T Real Estate Facility are subject to a debt service coverage ratio covenant and to the property collateral requirements under the M&T Real Estate Facility.

Management has determined that the credit agreements governing the Real Estate Facilities include subjective acceleration clauses, which could impact debt classification. Management believes that no events have occurred as of December 31, 2025 that would trigger a subjective acceleration clause. Additionally, the Real Estate Facilities are subject to certain cross default provisions, a debt service coverage ratio, and other customary covenants. The Company was in compliance with all financial debt covenants as of December 31, 2025 and 2024.

Other Long-Term Debt

In December 2021, FRHP assumed a mortgage as part of a real estate purchase. This mortgage is secured by the acquired property and is guaranteed by CWGS Group, LLC, a wholly-owned subsidiary of CWGS, LLC and matures in December 2026. In June 2023, FRHP assumed a promissory note as part of a real estate purchase. This note is secured by the acquired property and matures in April 2041. As of December 31, 2025, the outstanding principal balance of these debt instruments was $7.6 million with a weighted average interest rate of 4.27%.

11. Lease Obligations

The Company leases most of the properties for its store locations through 234 operating leases and 18 finance leases. The Company also leases billboards and certain of its equipment. The related operating lease assets and finance lease assets are included in the operating lease assets and property and equipment, net, respectively, in the accompanying consolidated balance sheets.

As of December 31, 2025 and 2024, finance lease assets of $113.7 million and $120.0 million, respectively, were included in property and equipment, net in the accompanying consolidated balance sheets.

The following table presents certain information related to the costs for leases where the Company is the lessee:

	Year Ended December 31,
($ in thousands)	2025	2024
Operating lease cost	$116,722	$116,370
Finance lease cost:
Amortization of finance lease assets	10,826	11,160
Interest on finance lease liabilities	8,735	9,285
Short-term lease cost	1,059	1,839
Variable lease cost	24,007	23,874
Sublease income	(3,532)	(3,355)
Net lease costs	$157,817	$159,173

The following table presents supplemental cash flow information related to leases:

	Year Ended December 31,
($ in thousands)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$120,523	$118,848
Operating cash flows for finance leases	8,735	9,285
Financing cash flows for finance leases	8,361	7,520
Lease assets obtained in exchange for lease liabilities:
New, remeasured and terminated operating leases	$111,765	$63,228
New, remeasured and terminated finance leases	4,507	30,771

The following table presents other information related to leases:

	As of December 31,
	2025		2024
Weighted average remaining lease term:
Operating leases	11.6	years	11.2	years
Financing leases	12.6	years	13.7	years
Weighted average discount rate:
Operating leases	7.3%		7.1%
Financing leases	6.4%		6.4%

The following reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the lease liabilities in the accompanying consolidated balance sheet as of December 31, 2025:

	Operating	Finance
($ in thousands)	Leases	Leases
2026	$125,684	$17,124
2027	119,839	16,585
2028	116,271	14,838
2029	112,958	14,644
2030	111,171	14,764
Thereafter	718,672	121,057
Total lease payments	1,304,595	199,012
Less: Imputed interest	(435,063)	(64,808)
Total lease obligations	869,532	134,204
Less: current portion	(65,365)	(8,820)
Noncurrent lease obligations	$804,167	$125,384

Sale-Leaseback Arrangements

During the years ended December 31, 2025 and 2024, the Company entered into sale leaseback transactions for fourteen and three properties, respectively, associated with store locations in the RV and Outdoor Retail segment and received consideration of $122.4 million and $37.7 million of cash, respectively. However, $45.2 million of the $122.4 million of consideration for 2025 was not distributed through escrow until January 2, 2026. The Company recorded a gain of $0.3 million and $0.4 million for the twelve months ended December 31, 2025 and December 31, 2024, respectively, that was included in (gain) loss on sale or disposal of assets in the consolidated statements of income. In 2025, the Company entered into 17-year lease agreements as the lessee with each buyer for five of the properties, and a 19-year lease agreement as the lessee with the buyer for nine of the properties. In 2024, the Company entered into 20-year lease agreements as the lessee with each buyer for two properties and a 17-year lease agreement as the lessee with the buyer for one of the properties.

12. Income Taxes

CWH is organized as a Subchapter C corporation (“C-Corp”) and, as of December 31, 2025, is a 61.4% owner of CWGS, LLC (see Note 19 — Stockholders’ Equity and Note 20 — Non-Controlling Interests). CWGS, LLC is organized as a limited liability company (“LLC”) and treated as a partnership for U.S. federal and most applicable state and local income tax purposes and as such, is generally not subject to any U.S. federal entity-level income taxes. However, certain active CWGS, LLC subsidiaries, including CWFR Capital, LLC, Americas Road and Travel Club, Inc., Camping World, Inc. (“CW”) prior to the LLC Conversion (defined below), and FreedomRoads RV, Inc. and their wholly-owned subsidiaries, are subject to entity-level taxes as they are C-Corps.

Income Tax Expense

The components of the Company’s income tax expense (benefit) from operations consisted of:

	Year Ended December 31,
($ in thousands)	2025	2024	2023
Current:
Federal	$8,716	$880	$9,123
State	3,367	689	1,558
Deferred:
Federal	178,233	(10,377)	(11,173)
State	35,481	(2,569)	(3,035)
Income tax expense (benefit)	$225,797	$(11,377)	$(3,527)

A reconciliation of income tax expense (benefit) from operations to the federal statutory rate for were as follows:

	Year Ended December 31, 2025
($ in thousands)	Amount	Percent
Pre-tax book income	$120,159
U.S federal statutory tax rate	25,233	21.0%
State and local income tax items(1)	39,213	32.6%
Tax credits	(482)	(0.4)%
Changes in valuation allowances	151,579	126.1%
Nontaxable or nondeductible items:
Accrual to return	4,326	3.6%
Income taxes computed at the effective federal statutory rate for pass-through entities not subject to tax for the Company	3,352	2.8%
Other nondeductible expenses	1,459	1.2%
Changes in unrecognized tax benefits	172	0.1%
Other adjustments	945	0.8%
Income tax expense	$225,797	187.9%
(1)	The majority of the tax effect of this category (greater than 50 percent) is made up of state taxes from the following jurisdictions: California, Florida, Illinois, Minnesota, New York, Oregon, Pennsylvania, and Virginia.

	Year Ended December 31,
($ in thousands)	2024	2023
Income taxes computed at federal statutory rate(1)	$(18,955)	$10,374
State income taxes – net of federal benefit(1)	(1,774)	(2,645)
Other differences:
State and local taxes on pass-through entities	674	1,948
Income taxes computed at the effective federal and state statutory rate for pass-through entities not subject to tax for the Company(2)	9,411	(3,927)
Effect of LLC Conversion(3)	—	(85,790)
(Decrease) increase in valuation allowance(4)	(1,568)	64,351
Impact of other state tax rate changes	(241)	4,900
Accrual to return	420	8,314
Tax credits	(501)	(582)
Uncertain Tax Positions	(128)	(547)
Other	1,285	77
Income tax benefit	$(11,377)	$(3,527)

(1)	Federal and state income tax includes $0.6 million of income tax expense relating to the revaluation in the Tax Receivable Agreement liability due to fluctuations in state income tax rates for 2023. There were no changes to the Tax Receivable Agreement liability due to fluctuations in state tax rate for the year ended December 31, 2024.
(2)	The related income is taxable to the non-controlling interest.
(3)	For 2023, these amounts represent a reduction of $81.7 million to CWH’s outside basis deferred tax assets as a result of the LLC Conversion and $4.1 million related to the entity classification election, which was filed in the third quarter of 2023 with an effective date of January 2, 2023 (defined and discussed below).
(4)	For 2024, the decrease in valuation allowance was primarily related to utilization of a portion of the capital loss carryforward. For 2023, the valuation allowance increased by $64.4 million. The valuation allowance increased by $132.2 million related to capital loss carryforward. Additionally, valuation allowance decreased by $52.5 million as a result of the LLC Conversion and its impact on realization of the CWH’s outside basis deferred tax asset and decreased by $15.3 million for activities not related to the LLC Conversion.

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

Deferred Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and operating loss and tax credit carryforwards. Significant items comprising the net deferred tax assets were:

	December 31,	December 31,
($ in thousands)	2025	2024
Deferred tax liabilities
Operating lease assets	$(5,100)	$(6,068)
Other	(120)	(105)
	(5,220)	(6,173)
Deferred tax assets
Investment in partnership ("Outside Basis Deferred Tax Asset")(1)	211,229	216,572
Capital loss carryforward	121,962	131,371
Tax Receivable Agreement liability	357	37,639
Operating lease liabilities	5,594	6,482
Business interest expense carryforward	28,084	21,164
Net operating loss and tax credit carryforward	31,104	17,472
Other investments	18,285	17,011
Other reserves	1,081	1,207
	417,696	448,918
Valuation allowance	(411,050)	(227,605)
Net deferred tax assets	$1,426	$215,140

(1)	This amount is the deferred tax asset the Company recognizes for its book to tax outside basis difference in its investment in CWGS, LLC.

The Company evaluates its deferred tax assets on a quarterly basis to determine if they can be realized and establishes valuation allowances when it is not more likely than not that all or a portion of the deferred tax assets can be realized. During the year ended December 31, 2025, management evaluated both positive and negative evidence and concluded that a full valuation allowance was necessary to be recorded against CWH net deferred tax assets due to its actual cumulative historical operating results for income tax purposes over the past several years in each of the tax jurisdictions where it operates. Accordingly, the Company recorded a $182.8 million valuation allowance on its CWH net deferred tax assets during the year ended December 31, 2025. This valuation allowance will be maintained until sufficient positive evidence exists to justify its reversal. In addition, because of the full valuation allowance recorded against CWH’s investment in CWGS, LLC, net deferred tax asset and certain other tax attribute carryforward deferred tax assets, the Company considers the amount calculated related to the remaining Tax Receivable Agreement Liability not probable. As a result, management reversed $149.0 million of the Tax Receivable Agreement liability and reduced the related deferred tax asset by $37.3 million, which were recorded to Tax Receivable Agreement liability adjustment and income tax (expense) benefit, respectively, in the consolidated statements of operations for the year ended December 31, 2025.

As of December 31, 2024, the Company recorded a valuation allowance on the Outside Basis Deferred Tax Asset and the capital loss carryforward that are not more likely than not to be realized. The capital loss has a five-year carryforward period. The Company maintains a valuation allowance against the Outside Basis Deferred Tax Asset pertaining to the portion that is not amortizable for tax purposes, since the Company would likely only realize the non-amortizable portion of the Outside Basis Deferred Tax Asset if the investment in CWGS, LLC was divested.

Net Operating Loss and Tax Carryforwards

As of January 2, 2023, certain subsidiaries of CWH had federal and state net operating loss carryforwards of approximately $151.7 million and $3.9 million, respectively, which are no longer available after the LLC Conversion. The conversion loss generated a net operating loss that was immediately written off as CW’s net operating losses are lost as a result of the conversion. Accordingly, the tax effect of 2023 conversion loss was zero. As of December 31, 2025, the Company accumulated $22.2 million of federal net operating losses which can be carried forward indefinitely and $7.4 million of state net operating losses which will begin to expire in 2028. As of December 31, 2025, the Company had federal general business credit carryforwards of $1.0 million that can be carried forward through 2045.

Tax Legislation

On July 4, 2025, H.R.1, the legislation commonly referred to as One Big Beautiful Tax Act (“OBBBA”) was enacted into law, bringing significant amendments to the U.S. tax code. This legislation extends and modifies provisions from the 2017 Tax Cuts and Jobs Act (“TCJA”) and introduced new tax measures that impacted businesses and individuals. One of the notable legislative changes modified the definition of a “motor vehicle” to include trailers or campers which are designed to provide temporary living quarters for recreational, camping, or seasonal use and is designed to be towed by, or affixed to, a motor vehicle. This change allowed the Company to deduct all floor plan interest expense for the year ended December 31, 2025. The OBBBA also makes permanent the computation of the adjusted taxable income without regard to depreciation, amortization, or depletion, which increases the amount of the Company’s deductible interest. While we expect certain provisions of the OBBBA to change the timing of certain tax payments related to the current and future periods, we do not expect the legislation to have a material impact on our consolidated financial statements.

Uncertain Tax Positions

As of December 31, 2025 and 2024, the balance of the Company’s uncertain tax positions was $3.0 million.

Tax Receivable Agreement

The Company is party to a tax receivable agreement (the “Tax Receivable Agreement”) that provides for the payment by the Company to the Continuing Equity Owners and Crestview Partners II GP, L.P. of 85% of the amount of tax benefits, if any, the Company actually realizes, or in some circumstances is deemed to realize, as a result of (i) increases in the tax basis from the purchase of common units from Crestview Partners II GP, L.P. in exchange for Class A common stock in connection with the consummation of the IPO and the related transactions and any future redemptions that are funded by the Company and any future redemptions of common units by Continuing Equity Owners as described above and (ii) certain other tax benefits attributable to payments made under the Tax Receivable Agreement. The above payments are predicated on CWGS, LLC making an election under Section 754 of the Internal Revenue Code effective for each tax year in which a redemption of common units for cash or stock occur. These tax benefit payments are not conditioned upon one or more of the Continuing Equity Owners or Crestview Partners II GP, L.P. maintaining a continued ownership interest in CWGS, LLC. In general, the Continuing Equity Owners’ or Crestview Partners II GP, L.P.’s rights under the Tax Receivable Agreement are assignable, including to transferees of its common units in CWGS, LLC (other than the Company as transferee pursuant to a redemption of common units in CWGS, LLC). The Company has determined it is more likely than not it will not benefit from the entirety of the remaining 15% of the tax benefits, and has remeasured the liability under the Tax Receivable Agreement. The Company has recorded a $149.0 million gain on the reduction in the associated liability, as described above. As of December 31, 2025, the remaining Tax Receivable Agreement liability after this adjustment was $1.4 million, which is expected to be paid during 2026. As of December 31, 2024, the Tax Receivable Agreement liability was $150.4 million. During the years ended December 31, 2025 and 2024, no payments and $13.4 million of payments, respectively, were made under the Tax Receivable Agreement.

If utilization of the deferred tax assets subject to the Tax Receivable Agreement becomes more likely than not in the future, the Company expects to record additional liability related to the Tax Receivable

Agreement which will be recognized as an expense and recorded to Tax Receivable Agreement liability adjustment in the consolidated statements of operations.

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

The Company and its subsidiaries file U.S. federal income tax returns and tax returns in various states. During the year ended December 31, 2024, the Company was notified by the state of New York that its 2021 and 2022 state income tax returns were under examination. The Company is not under any other material audits in any jurisdiction. With few exceptions, the Company is no longer subject to U.S. federal, state, and local income tax examinations by tax authorities for years before 2022.

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

Recurring Fair Value Measurements

The following table presents the reported carrying values and the fair values by level of the Company’s assets and liabilities measured at fair value on a recurring basis:

	December 31, 2025		December 31, 2024
($ in thousands)	Carrying Value	Level 3	Carrying Value	Level 3
Assets:
Derived participation investment (1)	$3,321	$3,321	$156	$156
Liabilities:
Acquisition-related contingent consideration (2)	—	—	368	368

(1)	Derived participation investment was included in other assets in the accompanying consolidated balance sheets as of December 31, 2025 and 2024.
(2)	The $0.2 million current and $0.2 million non-current portions of acquisition-related contingent consideration were included in accrued liabilities and other long-term liabilities, respectively, in the accompanying balance sheets as of December 31, 2024.

The following table presents fair value measurements using significant unobservable inputs (Level 3):

($ in thousands)	Derived Participation Investment	Acquisition-Related Contingent Consideration
Beginning balance as of January 1, 2024	$—	$—
Business combinations	—	368
Purchases	5,269	—
Settlements	(5,779)	—
Gains included in earnings	666	—
Ending balance as of December 31, 2024	156	368
Purchases	9,467	—
Settlements	(1,766)	(100)
In transit exchanges for new securities (1)	(5,708)	—
Gains included in earnings (2)	1,172	(268)
Ending balance as of December 31, 2025	$3,321	$—

(1)	Securitization proceeds held by issuer to be exchanged for new investment.
(2)	Gains related to the derived participation investment represent an increase in the asset. Gains related to the acquisition-related contingent consideration represent a decrease in the liability.

Derived Participation Investment

The Company has entered into an arrangement with a consumer financing partner to invest in a participation interest in the cash flows of certain financing transactions under the white label financing program with such consumer financing partner (the “Derived Participation Investment”). The fair value of this investment was estimated by discounting the projected cash flows subject to the participation interest. The assumptions in the analysis included loan losses, prepayments, and recoveries derived based on historical observation of such data pertaining to the RV industry, as well as other relevant industries with loan structure similar to that of the RV industry. This is categorized as a Level 3 measurement and there was no significant change in unrealized gains or losses during the year ended December 31, 2025.

Additionally, during the year ended December 31, 2025, the Company paid $7.5 million for an investment in a preferred interest of this consumer financing partner, which operates a captive-as-a-service business specializing in financing for RVs and powersports. Since this investment does not have a readily determinable fair value, it will be recorded at its cost less impairments, if any.

Contingent Consideration

The Company’s contingent consideration liability was established as part of the consideration for the acquisition of a tire rescue roadside assistance business in June 2024. The fair value of this liability was estimated as the present value of the probability weighted milestone payments at each of the first two anniversaries of the date of the acquisition for a maximum aggregate payment of $0.5 million if all milestones are reached. The assumptions in the analysis included the Company’s assessment of the probability that the milestones will be reached and a discount rate based primarily on the Company’s credit risk and its ability to pay. This was categorized as a Level 3 measurement and there were no significant change in unrealized gains or losses during the year ended December 31, 2024. Based on milestones reached, the first milestone payment was determined to be $0.1 million and was paid in October 2025. The milestones relating to the second milestone payment cannot be reached and will not result in any further milestone payments.

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

The following table presents the reported carrying value and fair value information for the Company’s debt instruments. The fair values shown below for the Term Loan Facility, as applicable, are based on quoted prices in the inactive market for identical assets (Level 2) and the fair values shown below for the Floor Plan Facility, the Real Estate Facilities and the Other Long-Term Debt are estimated by discounting the future contractual cash flows at the current market interest rate that is available based on similar financial instruments.

	Fair Value	December 31, 2025		December 31, 2024
($ in thousands)	Measurement	Carrying Value	Fair Value	Carrying Value	Fair Value
Term Loan Facility	Level 2	$1,308,832	$1,285,475	$1,335,535	$1,320,286
Real Estate Facilities	Level 2	155,137	158,203	173,132	176,684
Other Long-Term Debt	Level 2	7,588	6,622	7,926	6,652

14. Commitments and Contingencies

Sponsorship and Other Agreements

The Company enters into sponsorship and brand licensing agreements from time to time. Current sponsorship agreements run through 2030. The sponsorship and brand licensing agreements consist of annual fees payable in aggregate of $4.3 million in 2026, $2.2 million in 2027, $1.0 million in 2028, $0.9 million in 2029 and $0.9 million in 2030, which are recognized to expense over the expected benefit period.

The Company enters into subscription agreements from time to time. Currently there are subscription agreements for future software services consisting of annual fees payable as follows: $28.6 million in 2026, $20.6 million in 2027, $4.3 million in 2028, $2.6 million in 2029, $2.4 million in 2030, and $4.1 million thereafter. Expense is recognized ratably over the term of the agreement.

Self-Insurance Program

Self-insurance reserves represent amounts established as a result of insurance programs under which the Company self-insures portions of the business risks. The Company carries substantial premium-paid, traditional risk transfer insurance for various business risks. The Company self-insures and establishes reserves for the retention on workers’ compensation insurance, general liability, automobile liability, and employee health claims. The self-insured claims liability was approximately $35.4 million and $34.7 million as of December 31, 2025 and 2024, respectively. The determination of such claims and expenses and the appropriateness of the related liability are continually reviewed and updated. The self-insurance accruals are calculated by actuaries and are based on claims filed and include estimates for claims incurred but not yet reported. Projections of future losses, including incurred but not reported losses, are inherently uncertain because of the varying nature of insurance claims and could be substantially affected if occurrences and claims differ significantly from these assumptions and historical trends. In addition, the Company has obtained letters of credit as required by insurance carriers. As of December 31, 2025 and December 31, 2024, these letters of credit were $20.3 million and $19.2 million, respectively. This includes $15.4 million and $14.3 million for December 31, 2025 and December 31, 2024, respectively, issued under the Floor Plan Facility (see Note 4 — Inventories and Floor Plan Payables), and the balance issued under the Company’s Senior Secured Credit Facilities (see Note 10 — Long-Term Debt).

Litigation

Weissmann Complaint

On June 22, 2021, FreedomRoads Holding Company, LLC (“FR Holdco”), an indirect wholly-owned subsidiary of CWGS, LLC, filed a one-count complaint captioned FreedomRoads Holding Company, LLC v. Steve Weissmann in the Circuit Court of Cook County, Illinois against Steve Weissmann (“Weissmann”) for breach of contractual obligation under note guarantee (the “Note”) (the “Weissmann Complaint”). On October 8, 2021, Weissmann brought a counterclaim against FR Holdco and third-party defendants Marcus A. Lemonis, NBCUniversal Media, LLC, the Consumer National Broadcasting Company, Camping World, Inc. (“CW”), and Machete Productions (“Machete”) (the “Weissmann Counterclaim”), in which he alleges claims in connection with the Note and his appearance on the reality television show The Profit. Weissmann alleges the following causes of action against FR Holdco and all third-party defendants, including CW: (i) fraud; (ii) fraud in the inducement; (iii) fraudulent concealment; (iv) breach of fiduciary duty; (v) defamation; (vi) defamation per se; (vii) false light; (viii) intentional infliction of emotional distress; (ix) negligence; (x) unjust enrichment; and (xi) RICO § 1962. Weissmann seeks costs and damages in an amount to be proven at trial but no less than the amount in the Note (approximately $2.5 million); in connection with his RICO claim, Weissmann asserts he is entitled to damages in the amount of three times the Note. On February 18, 2022, NBCUniversal, CNBC, and Machete filed a motion to compel arbitration (the “NBC Arbitration Motion”). On May 5, 2022, an agreed order was filed staying the litigation in favor of arbitration. On May 31, 2022, FR Holdco filed an arbitration demand against Weissmann for collection on the Note. Weissmann filed his response and counterclaims, and third-party claims against FR Holdco, CW, Marcus A. Lemonis, NBCUniversal, and Machete on July 7, 2022. On or about July 21, 2022, FR Holdco and the other respondents filed their responses and affirmative defenses. On March 11, 2024, FR Holdco’s arbitration demand and the Weissmann arbitration demand were tried before a single arbitrator pursuant to the JAMS streamlined arbitration rules in a confidential arbitration hearing. On May 23, 2024, the arbitrator issued an interim award in favor of FR Holdco in the amount of $4,318,892, plus interest, costs, and attorneys’ fees as set forth in the Tumbleweed bankruptcy plan and to be determined by the arbitrator in subsequent proceedings. On July 31, 2024, the arbitrator heard the parties’ arguments on the amount of attorneys’ fees and costs owed to FR Holdco, after Weissmann conceded in a written briefing the obligation to pay attorneys’ fees and costs to FR Holdco as the prevailing party. On September 12, 2024, the arbitrator issued a final award in favor of FR Holdco in the amount of $4,990,006, in the manner described in the Tumbleweed bankruptcy plan. Weissmann is jointly and severally liable for $4,106,884 of that amount. On September 24, 2024, Weissmann and Tumbleweed filed a Petition to Vacate Arbitration Award in the Superior Court for the State of California, County of Los Angeles. On September 27, 2024, FR Holdco, CW, Marcus A. Lemonis, NBCUniversal, and Machete filed a Petition to Confirm Arbitration Award in the Superior Court for the State of California, County of Los Angeles. On January 16, 2025, Superior Court for the State of California, County of Los Angeles granted the Petition to Confirm Arbitration Award and denied the Petition to Vacate Arbitration Award, concluding the litigation. On July 8, 2025, Superior Court for the State of California, County of Los Angeles entered the Judgment in favor of FR Holdco, CW, Marcus A. Lemonis, NBCUniversal, and Machete. On August 21, 2025, Weissmann and Tumbleweed filed a notice of appeal. On November 25, 2025, Weissmann and Tumbleweed filed their opening brief in the Second Appellate District of the Court of Appeal of the State of California. FR Holdco, CW, Marcus Lemonis, NBCUniversal, and Machete filed their response brief on February 20, 2026. There can be no assurances that we will be able to collect amounts owed pursuant to the Arbitration Award.

Tumbleweed Complaint

On November 10, 2021, Tumbleweed Tiny House Company, Inc. (“Tumbleweed”) filed a complaint against FR Holdco, CW, Marcus A. Lemonis, NBCUniversal Media, LLC, and Machete Productions in which Tumbleweed alleges claims in connection with the Note and its appearance on the reality television show The Profit (the “Tumbleweed Complaint”), seeking primarily monetary damages. Tumbleweed alleges the following claims against the defendants, including FR Holdco and CW: (i) fraud; (ii) false promise; (iii) breach of fiduciary duty (and aiding and abetting the same); (iv) breach of contract; (v) breach of oral contract; (vi) tortious interference with prospective economic advantage; (vii) fraud in the inducement; (viii) negligent misrepresentation; (ix) fraudulent concealment; (x) conspiracy; (xi) unlawful business practices; (xii) defamation; and (xiii) declaratory judgment. On April 21, 2022, the Court granted a motion to compel arbitration filed by NBCUniversal and joined by all defendants, including FR Holdco, CW, and Marcus A. Lemonis, compelling Tumbleweed’s claims to arbitration. Tumbleweed served its arbitration demand on FR Holdco, CW, and Marcus A. Lemonis on May 17, 2022. FR Holdco, CW, and Marcus A. Lemonis filed responses and affirmative defenses on May 31, 2022. On July 20, 2022, pursuant to the JAMS streamlined arbitration rules, the Tumbleweed Complaint was consolidated together with the Weissmann Complaint. The parties have exchanged discovery. On March 11, 2024, FR Holdco’s arbitration demand and the Weissman arbitration demand were tried before a single arbitrator pursuant to the JAMS streamlined arbitration rules in a confidential arbitration hearing. On May 23, 2024, the arbitrator issued an interim award in favor of all respondents, including FR Holdco, CW, and Lemonis. On July 31, 2024, the arbitrator heard the parties arguments on the amount of attorneys’ fees and costs owed to FR Holdco, CW, Lemonis, and the other defendants, after Tumbleweed conceded the obligation to pay attorneys’ fees and costs to the prevailing parties. On September 12, 2024, the arbitrator issued a final award in favor of FR Holdco, CW, Lemonis in the amount of $3,793,455 in attorneys’ fees and $626,611 in costs. The arbitrator also awarded $4,990,006 in favor of FR Holdco. On September 24, 2024, Weissmann and Tumbleweed filed a Petition to Vacate Arbitration Award in the Superior Court for the State of California, County of Los Angeles. On September 27, 2024, FR Holdco, CW, Marcus A. Lemonis, NBCUniversal, and Machete filed a Petition to Confirm Arbitration Award in the Superior Court for the State of California, County of Los Angeles. On January 16, 2025, Superior Court for the State of California, County of Los Angeles granted the Petition to Confirm Arbitration Award and denied the Petition to Vacate Arbitration Award, concluding the litigation. On July 8, 2025, Superior Court for the State of California, County of Los Angeles entered the Judgment in favor of FR Holdco, CW, Marcus A. Lemonis, NBCUniversal, and Machete. On August 21, 2025, Weissmann and Tumbleweed filed a notice of appeal. On November 25, 2025, Weissmann and Tumbleweed filed their opening brief in the Second Appellate District of the Court of Appeal of the State of California. FR Holdco, CW, Marcus Lemonis, NBCUniversal, and Machete filed their response brief on February 20, 2026. There can be no assurances that we will be able to collect amounts owed pursuant to the Arbitration Award.

General

From time to time, the Company is involved in litigation arising in the normal course of business operations including, but not limited to, labor (including federal and state minimum wage and overtime requirements), advertising, real estate, promotions, quality of services, intellectual property, tax, import and export, anti-corruption, anti-competition, environmental, health and safety matters. While the outcome of litigation cannot be predicted with certainty, and some of these lawsuits, claims or proceedings may be determined adversely to the Company, management does not believe that the disposition of any such pending matters is likely to have a material adverse effect on the Company’s financial statements. No assurance can be made that these or similar suits will not result in a material financial exposure in excess of insurance coverage, which could have a material adverse effect upon the Company’s financial condition and results of operations.

Supplier Agreement

In the normal course of business, the Company will enter into agreements with its suppliers. In connection with the divestiture of CWDS in May 2024, the Company entered into a Supplier Agreement with the buyer that requires the Company to purchase an aggregate $250.0 million of product over the approximately 10-year term of the Supplier Agreement. Any shortfall under this aggregate purchase threshold results in an extension of the term of the Supplier Agreement and does not otherwise result in financial penalties. See Note 6 — Assets Held for Sale and Business Divestitures for a discussion of the divestiture of CWDS.

Employment Agreements

The Company has employment agreements with certain officers. The agreements include, among other things, an annual bonus based on certain performance-based criteria and certain severance benefits in the event of a qualifying termination.

On December 2, 2025, Marcus A. Lemonis informed the Board that he would retire as Chief Executive Officer, Chairman of the Board and as a member of the Board, effective December 31, 2025. Following his retirement from his role as Chief Executive Officer and Chairman of the Board, Mr. Lemonis will continue to be employed with the Company in the non-executive role of Co-Founder and Special Advisor through December 31, 2026. In connection with Mr. Lemonis’ transition to the role of Co-Founder and Special Advisor, on

December 2, 2025, the Board approved a second amended and restated employment agreement with Mr. Lemonis (the “Lemonis Second Employment Agreement”), which superseded and replaced his prior employment agreement effective as of January 1, 2026 (“Lemonis First Employment Agreement”).

The Company deemed the 2026 service conditions relating to the Lemonis Second Employment Agreement to be nonsubstantive for accounting purposes, so the Company accrued Mr. Lemonis’ 2026 salary of $1.5 million as of December 31, 2025, which was the date that Mr. Lemonis retired from the position of Chairman and Chief Executive Officer. See Note 21 — Stock-Based Compensation Plans for details on Mr. Lemonis’ stock-based compensation and other compensation that may be settled in shares.

Financial Assurances

In the normal course of business, the Company obtains standby letters of credit and surety bonds from financial institutions and other third parties. These instruments guarantee the Company’s own future performance and provide third parties with financial and performance assurance in the event that the Company does not perform. These instruments support a wide variety of the Company’s business activities. As of December 31, 2025 and December 31, 2024, outstanding standby letters of credit issued through our Floor Plan Facility were $15.4 million and $14.3 million, respectively, (see Note 4 — Inventories and Floor Plan Payables) and outstanding standby letters of credit issued through the Senior Secured Credit Facilities were $4.9 million and $4.9 million, respectively (see Note 10 — Long-Term Debt). As of December 31, 2025 and December 31, 2024, outstanding surety bonds were $25.0 million and $26.6 million, respectively. The underlying liabilities to which these instruments relate are reflected on the Company’s accompanying consolidated balance sheets, where applicable. Therefore, no additional liability is reflected for the letters of credit and surety bonds themselves.

15. Related Party Transactions

Transactions with Directors, Equity Holders and Executive Officers

FR leased various RV dealership locations from managers and officers. During 2023 the related party lease expense for these locations was $3.4 million. For the years ended December 31, 2024 and 2025, there was no related party lease expense.

In January 2012, FR entered into a lease for what is now its previous corporate headquarters in Lincolnshire, Illinois, which was amended as of March 2013, November 2019, October 2020, and October 2021 (the “Lincolnshire Lease”). This lease expired in March 2024. For the years ended December 31, 2024, and 2023, rental payments for the Lincolnshire Lease, including common area maintenance charges, were $0.2 million, and $0.9 million, respectively, and there were no payments for the year ended December 31, 2025. The Company’s former Chairman and Chief Executive Officer had personally guaranteed the Lincolnshire Lease.

In October 2022, the Company purchased a property to be used as office space in Lincolnshire, Illinois, for $4.5 million from the Company’s former Chairman and Chief Executive Officer. This office space became the Company’s corporate headquarters in February 2024.

Other Transactions

The Company paid Adams Outdoor Advertising, Inc., an entity for which Andris A. Baltins served as a member of its Board of Directors, $0.1 million for each of the years ended December 31, 2024 and 2023 for advertising services. Adams Outdoor Advertising, Inc. was not a related party for the year ended December 31, 2025.

The Company paid Kaplan, Strangis and Kaplan, P.A., of which Andris A. Baltins is a member, and a member of the Company’s Board of Directors, $0.1 million for the year ended December 31, 2023 for legal services. Amounts paid for the year ended December 31, 2024 were immaterial. Kaplan, Strangis and Kaplan, P.A. was not a related party for the year ended December 31, 2025.

16. Acquisitions

In 2025 and 2024, subsidiaries of the Company acquired the assets of multiple RV dealerships that constituted businesses under GAAP. The Company used cash and borrowings under its Floor Plan Facility to complete the acquisitions. The Company considers acquisitions of independent dealerships to be a fast and capital efficient alternative to opening new greenfield store locations to expand its business and grow its customer base. The acquired businesses were recorded at their estimated fair values under the acquisition method of accounting. The balance of the purchase prices in excess of the fair values of net assets acquired were recorded as goodwill.

In 2025, the RV and Outdoor Retail segment acquired the assets of various RV dealerships comprised of eight locations for an aggregate purchase price of approximately $92.2 million. As a component of the aggregate purchase price to acquire certain of these locations, $10.0 million was paid as a deposit in November 2024, which would convert into shares of Lazydays Holdings, Inc. (“Lazydays”) common stock if the Company completed the acquisition of all seven RV dealerships originally contemplated under the November 2024 agreement with Lazydays. However, the Company acquired only five of the seven Lazydays RV dealerships, so the deposit did not convert to shares of Lazydays common stock. Instead, the deposit was considered a component of the purchase price of those acquisitions. Additionally, a $1.0 million deposit was made in December 2024 for non-Lazydays RV dealership acquisitions that were completed in 2025. Separate from these acquisitions, in 2025, the Company purchased real property for an aggregate purchase price of $123.9 million, inclusive of a $1.1 million note receivable that was forgiven as partial consideration for one of the properties.

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

The estimated fair values of the assets acquired and liabilities assumed for the acquisitions of dealerships and the tire rescue roadside assistance business consist of the following, net of insignificant measurement period adjustments relating to acquisitions from the respective previous year:

	Year Ended December 31,
($ in thousands)	2025	2024
Tangible assets (liabilities) acquired (assumed):
Accounts receivable, net	$—	$4
Inventories, net	72,637	36,431
Prepaid expenses and other assets	58	—
Property and equipment, net	1,415	296
Operating lease assets	9,367	15,328
Accounts payable	—	(5)
Accrued liabilities	(144)	(35)
Current portion of operating lease liabilities	(1,055)	(1,112)
Other current liabilities	(475)	(23)
Operating lease liabilities, net of current portion	(8,312)	(14,216)
Total tangible net assets acquired	73,491	36,668
Intangible assets acquired:
Supplier and customer relationships	—	2,595
Websites and developed technology	—	600
Total intangible assets acquired	—	3,195
Goodwill	18,712	31,701
Purchase price of acquisitions	92,203	71,564
Application of deposit paid in prior period	(11,000)	(8,873)
Contingent consideration	—	(368)
Lazydays acquisition deposit	—	10,000
Cash paid for acquisitions, net of cash acquired	81,203	72,323
Inventory purchases financed via floor plan	(71,181)	(49,162)
Cash payment net of floor plan financing	$10,022	$23,161

The fair values above for the year ended December 31, 2025 are preliminary as they are subject to measurement period adjustments for up to one year from the date of acquisition as new information is obtained about facts and circumstances that existed as of the acquisition date relating to the valuation of the acquired assets, primarily the acquired inventories. During the year ended December 31, 2024, the fair values include a measurement period adjustment to record $2.6 million of other intangible assets from a RV dealership acquisition that occurred during the year ended December 31, 2023. These intangible assets had an estimated useful life of 15 years; however, these intangible assets were sold for $2.6 million during the year ended December 31, 2024. Acquired developed technology intangible asset acquired of $0.6 million has an remaining useful life of approximately 3.5 years.

The primary items that generated the goodwill are the value of the expected synergies between the acquired businesses and the Company and the acquired assembled workforce, neither of which qualify for recognition as a separately identified intangible asset. For the years ended December 31, 2025 and 2024, acquired goodwill of $18.7 million and $31.7 million is expected to be deductible for tax purposes.

Included in the consolidated financial results for the years ended December 31, 2025 and 2024 were $198.2 million and $99.6 million of revenue, respectively, and $2.9 million and $0.2 million of pre-tax loss, respectively, from the acquisitions as of their applicable acquisition dates. Pro forma information on these acquisitions has not been included, because the Company has deemed them to not be individually or cumulatively material.

17. Statements of Cash Flows

Supplemental disclosures of cash flow information for the following periods:

	Year Ended December 31,
($ in thousands)	2025	2024	2023
Cash paid (received) during the period for:
Interest	$192,934	$238,553	$214,082
Income taxes	5,156	(116)	3,352
Noncash investing and financing activities:
Leasehold improvements paid by lessor	280	—	256
Capital expenditures in accounts payable and accrued liabilities	15,256	8,153	5,833
Prior period deposit applied to portion of purchase price of RV dealership acquisition	11,000	8,873	—
Note receivable forgiven as partial consideration for the purchase of real property	1,128	—	—
Contingent consideration recognized as partial consideration for purchase of a business	—	368	—
Fair value of holdback receivable recognized as partial consideration for divestiture of a business	—	933	—
Supplier agreement intangible asset recognized as partial consideration for divestiture of a business	—	9,500	—
Purchase of real property through assumption of other long-term debt	—	—	5,185
Escrow receivable on sale of real property	45,249	—	—
Note receivable exchanged for amounts owed by other investment	—	—	2,153
Par value of Class A common stock issued for redemption of common units in CWGS, LLC	—	1	20
Cost of treasury stock issued for vested restricted stock units	—	15,320	29,542

Cash paid for income taxes, net of refunds, for the following period:

Year Ended
($ in thousands)	December 31, 2025
Federal	$4,041
State	1,115
$5,156

Cash paid (received) for income taxes exceeded 5% of total income taxes paid, net of refunds, in the following jurisdictions:

Year Ended
($ in thousands)	December 31, 2025
State:
Florida	$(308)
New Jersey	(412)
Oregon	906
Tennessee	834
Texas	377
Various	(282)

18. Benefit Plan

The Freedom Roads 401(k) Defined Contribution Plan (“FreedomRewards 401(k) Plan”) is qualified under Sections 401(a) and 401(k) of the Internal Revenue Service Code of 1986, as amended. All employees over age 18, including the executive officers, are eligible to participate in the Freedom Rewards 401(k) Plan. Any favorable vesting was permitted for any affected participants pursuant to FreedomRewards 401(k) Plan Amendment No. 3 signed December 15, 2011, and effective January 1, 2012. Non-highly compensated employees may defer up to 75% of their eligible compensation up to the Internal Revenue Service limits. Highly compensated employees may defer up to 15% of their eligible compensation up to the Internal Revenue Service limits. The Company contributed $2.8 million to the Company’s 401(k) Plan for 2023. There were no contributions by the Company to the Company’s 401(k) Plan for 2025 or 2024.

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

Common Stock Economic and Voting Rights

Each share of the Company’s Class A common stock and Class B common stock entitles its holders to one vote per share on all matters presented to the Company’s stockholders generally; provided that, for as long as ML Related Parties, directly or indirectly, beneficially own in the aggregate 27.5% or more of all of the outstanding common units of CWGS, LLC, the shares of Class B common stock held by the ML Related Parties will entitle the ML Related Parties to the number of votes necessary such that the ML Related Parties, in the aggregate, cast 47% of the total votes eligible to be cast by all of the Company’s stockholders on all matters presented to a vote of the Company’s stockholders generally. Additionally, the one share of Class C common stock entitles its holder to the number of votes necessary such that the holder casts 5% of the total votes eligible to be cast by all of the Company’s stockholders on all matters presented to a vote of the Company’s stockholders generally. The one share of Class C common stock is owned by ML RV Group, LLC, a Delaware limited liability company, wholly-owned by the Company’s former Chairman and Chief Executive Officer, Marcus A. Lemonis.

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

Stock Repurchase Program

In October 2020, the Company’s Board of Directors initially authorized a stock repurchase program for the repurchase of up to $100.0 million of the Company’s Class A common stock, expiring on October 31, 2022. In August 2021 and January 2022, the Company’s Board of Directors authorized increases to the stock repurchase program for the repurchase of up to an additional $125.0 million and $152.7 million, respectively, of the Company’s Class A common stock and extended the stock repurchase program to expire on August 31, 2023 and December 31, 2025, respectively. The stock repurchase program, with approximately $120.2 million of approved amounts for repurchases of Class A common stock remaining, expired on December 31, 2025.

During the years ended December 31, 2025, 2024 and 2023, the Company did not repurchase Class A common stock under the stock repurchase program. During the years ended December 31, 2024 and 2023, the Company reissued 322,271 and 579,176 shares of Class A common stock from treasury stock to settle the exercises of stock options, vesting of RSUs, and settlement of other stock-based awards under the Company’s 2016 Incentive Award Plan (the “2016 Plan”), respectively, (see Note 21 — Stock-Based Compensation Plans). As discussed above, the Company reissued 4,228,700 shares of Class A common stock held as treasury in the November 2024 Public Offering.

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

The following table summarizes the CWGS, LLC common unit ownership by CWH and the Continuing Equity Owners:

	As of December 31, 2025		As of December 31, 2024
	Common Units	Ownership %	Common Units	Ownership %
CWH	63,436,696	61.4%	62,502,096	61.0%
Continuing Equity Owners	39,895,393	38.6%	39,895,393	39.0%
Total	103,332,089	100.0%	102,397,489	100.0%

During the year ended December 31, 2022, CWGS Holding, LLC, a wholly owned subsidiary of ML Acquisition Company, LLC, which is indirectly owned by each of the estate of Stephen Adams, a former member of the Company’s Board of Directors, and Marcus A. Lemonis, the Company’s former Chairman and Chief Executive Officer gifted 2,000,000 common units of CWGS, LLC in total to a college and hospital in 2022 (“2022 Common Unit Giftees”), which resulted in the corresponding 2,000,000 of Class B common stock being transferred to the 2022 Common Unit Giftees. On January 1, 2023, the 2022 Common Unit Giftees redeemed the 2,000,000 common units of CWGS, LLC for 2,000,000 shares of the Company’s Class A common stock, which also resulted in the cancellation of 2,000,000 shares of the Company’s Class B common stock that had been transferred to the 2022 Common Unit Giftees with no additional consideration provided.

The following table summarizes the effects of changes in ownership in CWGS, LLC on the Company’s equity:

	Year Ended December 31,
($ in thousands)	2025	2024	2023
Net (loss) income attributable to Camping World Holdings, Inc.	$(89,799)	$(38,637)	$33,372
Transfers to non-controlling interests:
Decrease in additional paid-in capital as a result of the purchase of common units from CWGS, LLC with proceeds from the public offering	—	(118,798)	—
Decrease in additional paid-in capital as a result of the purchase of common units from CWGS, LLC with proceeds from the exercise of stock options	—	(239)	(485)
Increase (decrease) in additional paid-in capital as a result of the vesting of restricted stock units	3,713	(13,097)	(25,080)
(Decrease) increase in additional paid-in capital as a result of repurchases of Class A common stock for withholding taxes on vested RSUs	(6,032)	(487)	3,016
Increase in additional paid-in capital as a result of the stock award to employee	564	—	—
Decrease in additional paid-in capital as a result of repurchases of Class A common stock for withholding taxes on stock award to employee	(854)	—	—
Increase in additional paid-in capital as a result of the redemption of common units of CWGS, LLC	—	1,531	1,169
Change from net (loss) income attributable to Camping World Holdings, Inc. and transfers to non-controlling interests	$(92,408)	$(169,727)	$11,992

21. Stock-Based Compensation Plans

The following table summarizes the stock-based compensation that has been included in the following line items within the consolidated statements of operations during:

	Year Ended December 31,
($ in thousands)	2025	2024	2023
Stock-based compensation expense:
Costs applicable to revenue	$459	$372	$895
Selling, general, and administrative	43,819	21,213	23,191
Total stock-based compensation expense	$44,278	$21,585	$24,086
Total income tax benefit recognized related to stock-based compensation(1)	$21	$2,963	$3,205

(1)	For the year ended December 31, 2025, $6.8 million of tax benefits relating to stock-based compensation expense could not be recognized as a result of the full valuation allowance against the net deferred tax assets of the public holding company, CWH. See Note 12 — Income Taxes for additional information.

2016 Incentive Award Plan

The Company’s 2016 Plan was amended and restated effective May 15, 2025. Under the 2016 Plan, the Company may grant up to 14,693,518 stock options, RSUs, and other types of stock-based awards to employees, consultants or non-employee directors of the Company, although no incentive stock options may be granted after March 24, 2035. The Company does not intend to use cash to settle any of its stock-based awards. Upon the exercise of a stock option award, the vesting of a RSU or the award of common stock or restricted stock, shares of Class A common stock are issued from authorized but unissued shares or from shares held in treasury. Stock options and RSUs granted to employees generally vest in equal annual installments over a three to five-year period and are canceled upon termination of employment, although vested stock options may generally be exercised for a limited period of time after termination. Stock options are granted with an exercise price equal to the fair market value of the Company’s Class A common stock on the date of grant. Stock option grants expire after ten years unless canceled earlier due to termination of employment. RSUs granted to non-employee directors vest in equal annual installments over a one-year or three-year period subject to voluntary deferral elections made prior to the grant.

Stock Options

The Company did not grant any stock options during the years ended December 31, 2025, 2024 and 2023. A summary of stock option activity for the year ended December 31, 2025 is as follows:

				Weighted Average
			Aggregate	Remaining
	Stock Options	Weighted Average	Intrinsic Value	Contractual Life
	(in thousands)	Exercise Price	(in thousands)	(years)
Outstanding at December 31, 2024	155	$21.98
Exercised	—	$—
Forfeited	(17)	$22.00
Outstanding and exercisable at December 31, 2025	138	$21.97	$—	0.7

As of December 31, 2025, 2024 and 2023, all stock options were fully vested. The intrinsic value of stock options exercised was insignificant for the years ended December 31, 2025 and 2024. The intrinsic value of stock options exercised was $0.1 million for the year ended December 31, 2023. The actual tax benefit for the tax deductions from the exercise of stock options was not significant for the years ended December 31, 2025, 2024 and 2023.

RSUs

A summary of RSU activity for the year ended December 31, 2025 is as follows:

	Restricted	Weighted Average
	Stock Units	Grant Date
	(in thousands)	Fair Value
Outstanding at December 31, 2024	1,652	$25.61
Granted	1,713	17.85
Vested	(1,263)	23.11
Forfeited	(187)	26.47
Outstanding at December 31, 2025	1,915	18.99

The weighted-average grant date fair value of RSUs granted during the years ended December 31, 2025, 2024 and 2023 was $17.85, $21.51, and $19.72, respectively. As of December 31, 2025, the intrinsic value of unvested RSUs was $18.6 million. As of December 31, 2025, total unrecognized compensation cost related to unvested RSUs was $30.6 million and is expected to be recognized over a weighted-average period of 2.9 years.

The fair value of RSUs that vested during the years ended December 31, 2025, 2024 and 2023 was $16.8 million, $16.2 million, and $20.7 million, respectively. The actual tax benefit for the tax deductions from the vesting of RSUs was $2.9 million, $2.2 million, and $2.8 million for the years ended December 31, 2025, 2024, and 2023, respectively. For the year ended December 31, 2025, a portion of the actual tax benefit for tax deductions from the vesting of RSUs was subject to limitations on deductibility of executive compensation and almost all of the tax benefits relating to vesting of RSUs could not be recognized as a result of the full valuation allowance against the net deferred tax assets of the public holding company, CWH (see Note 12 — Income Taxes for additional information).

The RSUs that vested were typically net share settled such that the Company withheld shares with value equivalent to the employees’ statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld were based on the value of the RSUs on their respective vesting dates as determined by the Company’s closing stock price. Total payments for the employees’ tax obligations to taxing authorities are reflected as a financing activity within the Consolidated Statements of Cash Flows. These net share settlements had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company.

In January 2025, pursuant to the Lemonis First Employment Agreement, the Company granted Mr. Lemonis an award of 600,000 RSUs with a grant date fair value of $22.13 per RSU to be recognized, net of forfeitures, over a vesting period through November 15, 2027. In December 2025, in connection with the Lemonis Second Employment Agreement, the remaining unvested 400,000 RSUs from the January 2025 RSU grant were accelerated to vest on December 15, 2025 resulting in stock-based compensation expense of $6.7 million during the year ended December 31, 2025.

In December 2025, in conjunction with the amended and restated employment agreement with Matthew D. Wagner, the Company granted Mr. Wagner 465,000 RSUs with a vesting period through November 15, 2028 and an effective date of January 1, 2026 to coincide with his appointment as the Company’s Chief Executive Officer and member of the Board. Also, in December 2025, Brent Moody was appointed as Chairman of the Board effective January 1, 2026 and the Company granted Mr. Moody RSUs with an aggregate grant date fair value of $550,000 with a vesting period of one year and an effective date of January 1, 2026. Although the effective date of Mr. Wagner’s and Mr. Moody’s RSU grants were January 1, 2026, these RSU grants met the criteria for a grant date for accounting purposes during December 2025. The 465,000 and 59,518 RSUs granted to Mr. Wagner and Mr. Moody, respectively, were recorded as if they were granted during the year ended December 31, 2025.

Performance Stock Units

A summary of performance stock unit activity for the year ended December 31, 2025 is as follows:

	Performance	Weighted Average
	Stock Units	Grant Date
	(in thousands)	Fair Value
Outstanding at December 31, 2024	—	$—
Granted	750	13.84
Vested	—	—
Forfeited	—	—
Outstanding at December 31, 2025	750	13.84

In January 2025, pursuant to the Lemonis First Employment Agreement, the Company granted Mr. Lemonis an award of performance stock units (“PSU”) under the 2016 Plan with respect to 750,000 PSUs if earned at “target” levels of performance, which will be eligible to vest based on the achievement of specified stock price hurdles over what was originally a three year performance period ending on December 31, 2027. However, if the Lemonis Second Employment Agreement is not extended, the end of the post-termination measurement period will be February 16, 2027 and any tranche that has not met its stock price target will be forfeited.

The PSUs are comprised of four tranches of 187,500 PSUs with hurdles ranging from $32.50 per share to $47.50 per share in $5.00 per share increments. The achievement of the stock price hurdles is based on the average 30 consecutive trading day closing stock price of the Company’s Class A common stock. The grant date fair value was estimated using a Monte Carlo simulation to simulate stock price trajectories over the performance period. Key inputs to the model as of the date of grant included the duration of the performance period, the risk-free interest rate, and the closing stock price, volatility and dividend yield of the Company’s Class A common stock. The PSUs had a weighted-average grant date fair value of $13.84 per PSU, which will be recognized over a weighted-average derived service period of approximately one year, net of any forfeitures for termination of employment prior to the completion of the derived service period for any tranches with unsatisfied vesting conditions. As of December 31, 2025, total unrecognized compensation cost related to unvested PSUs was $1.6 million and is expected to be recognized over a remaining derived service period of 0.5 years.

Liability-Classified Share-Based Awards

In connection with the Lemonis Second Employment Agreement, Mr. Lemonis’ compensation included a $2.3 million bonus relating to 2025 (“2025 Bonus”), a $2.3 million bonus relating to 2026 (“2026 Bonus”), and an additional $3.8 million lump-sum payment at the end of the term of the Lemonis Second Employment Agreement in December 2026 (“Final Payment”), each of which can be settled in cash or shares based on the closing stock price on the settlement date. Since the 2025 Bonus, 2026 Bonus, and the Final Payment may be settled in cash or shares, are expected to be settled in shares, and a settlement in shares would result in a variable number of shares based on a fixed monetary amount, these payments will each be recorded as liability-classified share-based awards (“Liability-Classified Awards”).

The Company deemed the 2026 service conditions relating to the Lemonis Second Employment Agreement to be nonsubstantive for accounting purposes, so all of the stock-based compensation expense relating to the Liability-Classified Awards was recognized by December 31, 2025, which was the date that Mr. Lemonis retired from the position of Chairman and Chief Executive Officer.

The 2025 Bonus was settled in December 2025 through the issuance of 217,391 shares of Class A common stock with a fair value on the settlement date of $2.3 million, which was recorded as stock-based compensation. Of this share issuance amount, 85,543 shares of Class A common stock were withheld to cover Mr. Lemonis’ associated tax withholding obligations.

Although both the 2026 Bonus and Final Payment are expected to settle in December 2026, if they had settled on December 31, 2025 in shares, the Company would have issued 231,243 and 385,405 shares of Class A common stock, respectively.

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

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted (loss) earnings per share of Class A common stock:

	Year Ended December 31,
(In thousands except per share amounts)	2025	2024	2023
Numerator:
Net (loss) income	$(105,638)	$(78,880)	$52,929
Less: net (loss) income attributable to non-controlling interests	15,839	40,243	(19,557)
Net (loss) income attributable to Camping World Holdings, Inc. — basic	(89,799)	(38,637)	33,372
Add: reallocation of net (loss) income attributable to non-controlling interests from the assumed redemption of common units of CWGS, LLC for Class A common stock	—	—	15,392
Net (loss) income attributable to Camping World Holdings, Inc. — diluted	$(89,799)	$(38,637)	$48,764
Denominator:
Weighted-average shares of Class A common stock outstanding — basic	62,724	48,005	44,626
Dilutive options to purchase Class A common stock	—	—	20
Dilutive restricted stock units	—	—	281
Dilutive common units of CWGS, LLC that are convertible into Class A common stock	—	—	40,045
Weighted-average shares of Class A common stock outstanding — diluted	62,724	48,005	84,972

(Loss) earnings per share of Class A common stock — basic	$(1.43)	$(0.80)	$0.75
(Loss) earnings per share of Class A common stock — diluted	$(1.43)	$(0.80)	$0.57

Weighted-average anti-dilutive securities excluded from the computation of diluted (loss) earnings per share of Class A common stock:
Stock options to purchase Class A common stock	147	175	50
Liability-classified awards	37	—	—
Restricted stock units	2,338	1,979	1,364
Common units of CWGS, LLC that are convertible into Class A common stock	39,895	40,007	—

Weighted-average contingently issuable shares excluded from the computation of diluted (loss) earnings per share of Class A common stock since all necessary conditions had not been satisfied:
Performance stock units(1)	750	—	—

(1)	See Note 21 – Stock-Based Compensation Plans for further details of PSUs.

The Liability-Classified Awards are considered equity-classified share-based awards under the treasury stock method for purposes of calculating diluted (loss) earnings per share.

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

The reportable segments identified above represent operating segments that are the business activities of the Company for which discrete financial information is available and for which operating results are regularly reviewed by the Company’s chief operating decision maker (“CODM”) to allocate resources and assess performance. As of December 31, 2025, the Company’s CODM was Marcus A. Lemonis, the Company’s Chief Executive Officer during 2025.

The accounting policies of the reportable segments are the same as those described in Note 1 – Summary of Significant Accounting Policies except intersegment receivables and investments in intersegment entities, which are eliminated in the Company’s consolidated balance sheets, are not included in segment assets. Intersegment revenues consist of segment revenues that are eliminated in the Company’s consolidated statements of operations. Intersegment revenues include transactions with other segments and revenue recognition that differs between a segment standalone basis versus a consolidated basis, such as point-in-time recognition versus over-time recognition. The reportable segments generally account for intersegment revenues with other segments at prices that approximate wholesale prices or discounted pricing to a third party depending on the nature of the intersegment sale. As of December 31, 2025, the Company accrued $1.5 million relating to Mr. Lemonis’ 2026 salary under the Lemonis Second Employment Agreement, which was considered a corporate expense and was not allocated to the segments (See Note 14 — Commitments and Contingencies).

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

Reportable segment revenue, Segment Adjusted EBITDA, depreciation and amortization, other interest expense, net, total assets, and capital expenditures are as follows:

	Year Ended December 31, 2025		Year Ended December 31, 2024		Year Ended December 31, 2023
	Good Sam	RV and	Good Sam	RV and	Good Sam	RV and
	Services	Outdoor	Services	Outdoor	Services	Outdoor
($ in thousands)	and Plans	Retail	and Plans	Retail	and Plans	Retail
Revenue:
Good Sam Services and Plans	$199,751	$—	$194,575	$—	$193,827	$—
New vehicles	—	2,761,149	—	2,825,640	—	2,576,278
Used vehicles	—	1,970,224	—	1,613,849	—	1,979,632
Products, service and other	—	756,984	—	820,111	—	870,038
Finance and insurance, net	—	639,544	—	599,718	—	562,256
Good Sam Club	—	41,497	—	46,081	—	44,516
Intersegment revenue(1)	1,181	10,932	1,055	11,358	1,000	12,154
Total revenue before intersegment eliminations	200,932	6,180,330	195,630	5,916,757	194,827	6,044,874
Segment expenses:
Adjusted costs applicable to revenue(2)	84,082	4,407,456	70,557	4,203,549	58,765	4,283,700
Intersegment costs applicable to revenue(3)	742	11,615	784	9,780	909	9,814
Adjusted selling, general and administrative(4)	30,432	1,514,890	29,774	1,509,557	24,273	1,479,642
Floor plan interest expense	—	76,786	—	95,121	—	83,075
Other segment items(5)	—	(155)	—	188	—	314
Segment Adjusted EBITDA	$85,676	$169,738	$94,515	$98,562	$110,880	$188,329

(1)	Intersegment revenue consists of segment revenue that is eliminated in our consolidated statements of operations.
(2)	Adjusted costs applicable to revenue exclude stock-based compensation expense, restructuring costs, and intersegment costs applicable to revenue.
(3)	Intersegment costs applicable to revenue consist of segment costs applicable to revenue that are eliminated in our consolidated statements of operations.
(4)	Adjusted selling, general, and administrative expenses excludes stock-based compensation expense, restructuring costs, and intersegment operating expenses.
(5)	Other segment items include (i) intersegment operating expenses, which are eliminated in our consolidated statements of operations, and (ii) other expense, net excluding loss and/or impairment on investments in equity securities.

	Year Ended December 31,
($ in thousands)	2025	2024	2023
Revenue:
Good Sam Services and Plans Segment	$200,932	$195,630	$194,827
RV and Outdoor Retail Segment	6,180,330	5,916,757	6,044,874
Total segment revenue	6,381,262	6,112,387	6,239,701
Intersegment eliminations	(12,113)	(12,413)	(13,154)
Total revenue	6,369,149	6,099,974	6,226,547
Segment Adjusted EBITDA:
Good Sam Services and Plans Segment	85,676	94,515	110,880
RV and Outdoor Retail Segment	169,738	98,562	188,329
Total Segment Adjusted EBITDA	255,414	193,077	299,209
Corporate SG&A excluding SBC(1)	(14,081)	(12,573)	(10,880)
Depreciation and amortization	(95,335)	(81,190)	(68,643)
Long-lived asset impairment	(1,237)	(15,061)	(9,269)
Gain on lease termination and/or remeasurement	1,996	2,297	103
Gain (loss) on sale or disposal of assets	850	(9,855)	5,222
Stock-based compensation(2)	(44,278)	(21,585)	(24,086)
Restructuring costs(3)	—	—	(5,540)
Loss and impairment on investments in equity securities(4)	(10,379)	(3,262)	(1,770)
Other interest expense, net	(121,836)	(140,444)	(135,270)
Tax Receivable Agreement liability adjustment	148,956	—	2,442
Intersegment eliminations(5)	89	(1,661)	(2,116)
Income (loss) before income taxes	$120,159	$(90,257)	$49,402

(1)	Corporate selling, general, and administrative excluding stock-based compensation represents corporate selling, general, and administrative expenses that are not allocated to the segments and are comprised primarily of the costs associated with being a public company. This amount excludes the stock-based compensation that is not allocated to the segments, such as stock-based compensation relating to the Board of Directors for their service as board members, since it is presented as part of the stock-based compensation reconciling line item in this table.
(2)	This stock-based compensation amount includes stock-based compensation allocated to the segments and stock-based compensation relating to the Board of Directors for their service as board members that is not allocated to the segments (See Note 21 — Stock-Based Compensation Plans).
(3)	Represents restructuring costs relating to the Active Sports Restructuring for periods ended on or before December 31, 2023 and excludes our 2019 Strategic Shift. These restructuring costs include one-time employee termination benefits, incremental inventory reserve charges, and other associated costs. These costs exclude lease termination costs, which are presented as a separate reconciling line item. See Note 5 – Restructuring and Long-Lived Asset Impairment for additional information.
(4)	Represents loss and/or impairment on investments in equity securities and interest income relating to any notes receivables with those investments.
(5)	Represents the net impact of intersegment eliminations on income (loss) before income taxes.

	Year Ended December 31,
($ in thousands)	2025	2024	2023
Depreciation and amortization:
Good Sam Services and Plans	$4,843	$3,280	$3,278
RV and Outdoor Retail	90,492	77,910	65,365
Total depreciation and amortization	$95,335	$81,190	$68,643

	Year Ended December 31,
($ in thousands)	2025	2024	2023
Other interest expense, net:
Good Sam Services and Plans	$(95)	$(77)	$(204)
RV and Outdoor Retail	25,144	30,373	27,131
Subtotal	25,049	30,296	26,927
Corporate & other	96,787	110,148	108,343
Total other interest expense, net	$121,836	$140,444	$135,270

	December 31,	December 31,
($ in thousands)	2025	2024
Assets:
Good Sam Services and Plans	$127,282	$121,876
RV and Outdoor Retail	4,906,137	4,509,509
Subtotal	5,033,419	4,631,385
Corporate & other	10,915	231,892
Total assets	$5,044,334	$4,863,277

	Year Ended December 31,
($ in thousands)	2025	2024	2023
Capital expenditures:
Good Sam Services and Plans	$11,230	$8,534	$4,040
RV and Outdoor Retail	241,054	91,905	194,234
Total capital expenditures	$252,284	$100,439	$198,274

(1)

Schedule I: Condensed Financial Information of Registrant

Camping World Holdings, Inc.

Condensed Balance Sheets

(Parent Company Only)

(In Thousands Except Per Share Amounts)

	December 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$4,920	$10,141
Affiliate Loan	—	6,000
Prepaid income taxes and other	1,263	2,817
Total current assets	6,183	18,958

Deferred tax asset	—	213,642
Investment in subsidiaries	227,722	248,127
Total assets	$233,905	$480,727

Liabilities and stockholders' equity
Current liabilities:
Accrued liabilities	—	96
Current portion of liabilities under Tax Receivable Agreement	1,416	—
Total current liabilities	1,416	96

Liabilities under Tax Receivable Agreement, net of current portion	—	150,372
Other long-term liabilities	3,899	3,697
Total liabilities	5,315	154,165

Commitments and contingencies

Stockholders' equity:
Preferred stock, par value $0.01 per share – 20,000 shares authorized; none issued and outstanding as of December 31, 2025 and 2024	—	—
Class A common stock, par value $0.01 per share – 250,000 shares authorized; 63,437 and 62,502 shares issued and outstanding, respectively	634	625
Class B common stock, par value $0.0001 per share – 75,000 shares authorized; 39,466 shares issued and outstanding	4	4
Class C common stock, par value $0.0001 per share – 0.001 share authorized, issued and outstanding as of December 31, 2025 and 2024	—	—
Additional paid-in capital	216,944	193,692
Retained earnings	11,008	132,241
Total stockholders' equity	228,590	326,562
Total liabilities and stockholders' equity	$233,905	$480,727

See accompanying Notes to Condensed Financial Information

Schedule I: Condensed Financial Information of Registrant (continued)

Camping World Holdings, Inc.

Condensed Statements of Operations

(Parent Company Only)

(In Thousands)

	Year Ended December 31,
	2025	2024	2023
Revenue:
Intercompany revenue	$27,023	$12,637	$10,584
Total revenue	27,023	12,637	10,584

Operating expenses:
Selling, general, and administrative	27,023	12,715	10,646
Total operating expenses	27,023	12,715	10,646

Loss from operations	—	(78)	(62)

Interest income, net	382	1,209	1,426
Affiliate Loan interest income	4	141	39
Tax Receivable Agreement liability adjustment	148,956	—	2,442
Equity in net (loss) income of subsidiaries	(25,219)	(53,442)	21,463

Income (loss) before income taxes	124,123	(52,170)	25,308
Income tax (expense) benefit	(213,922)	13,533	8,064
Net (loss) income	$(89,799)	$(38,637)	$33,372

See accompanying Notes to Condensed Financial Information

Schedule I: Condensed Financial Information of Registrant (continued)

Camping World Holdings, Inc.

Condensed Statements of Cash Flows

(Parent Company Only)

(In Thousands)

	For the Year Ended December 31,
	2025	2024	2023
Operating activities
Net (loss) income	$(89,799)	$(38,637)	$33,372

Adjustments to reconcile net (loss) income to net cash used in operating activities:
Equity in net income of subsidiaries	25,219	53,442	(21,463)
Deferred tax expense	213,642	(12,846)	(14,229)
Tax Receivable Agreement liability adjustment	(148,956)	—	(2,442)
Change in assets and liabilities, net of acquisitions:
Prepaid income taxes and other assets	1,604	(2,590)	6,219
Accounts payable and other accrued liabilities	(1)	(1,238)	1,238
Payment pursuant to Tax Receivable Agreement	—	(13,350)	(10,937)
Other, net	202	3,697	—
Net cash provided (used) in operating activities	1,911	(11,522)	(8,242)

Investing activities
Purchases of LLC Interest from CWGS, LLC	—	(333,905)	(389)
Distributions received from CWGS, LLC	18,302	20,507	36,716
Lent funds under Affiliate Loan	—	(79,000)	(30,000)
Repaid funds under Affiliate Loan	6,000	103,000	—
Net cash provided by (used in) investing activities	24,302	(289,398)	6,327

Financing activities
Proceeds from issuance of Class A common stock sold in a public offering net of underwriter discounts and commissions	—	333,356	—
Dividends paid to Class A common stockholders	(31,434)	(24,749)	(66,831)
Proceeds from exercise of stock options	—	549	389
Net cash (used in) provided by financing activities	(31,434)	309,156	(66,442)

(Decrease) increase in cash and cash equivalents	(5,221)	8,236	(68,357)
Cash and cash equivalents at beginning of year	10,141	1,905	70,262
Cash and cash equivalents at end of the year	$4,920	$10,141	$1,905

See accompanying Notes to Condensed Financial Information

Schedule I: Condensed Financial Information of Registrant (continued)

Camping World Holdings, Inc.

Notes to Condensed Financial Information

(Parent Company Only)

December 31, 2025

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

The Parent Company is the sole managing member of CWGS, LLC, and pursuant to the Amended and Restated LLC Agreement of CWGS, LLC (the “LLC Agreement”), receives compensation in the form of reimbursements for all costs associated with being a public company. Intercompany revenue consists of these reimbursement payments and is recognized when the corresponding expense to which it relates is recognized. For the year ended December 31, 2025, these amounts include stock-based compensation expense of $12.7 million related to the Second Amended and Restated Employment Agreement (“Lemonis Second Employment Agreement”) for Marcus A. Lemonis, the Parent Company’s former Chairman and Chief Executive Officer, for the acceleration of the vesting of restricted stock units and other 2026 compensation that may be settled in shares (see Note 8 – Liability-Classified Share-Based Awards) and an additional $1.5 million for an accrual of Mr. Lemonis’ 2026 salary, since the Parent Company deemed the 2026 service conditions relating to the Lemonis Second Employment Agreement to be nonsubstantive for accounting purposes.

Certain intercompany balances presented in these condensed Parent Company financial statements are eliminated in the consolidated financial statements. For the years ended December 31, 2025, 2024, and 2023, the full amounts of intercompany revenue and equity in net income of subsidiaries in the accompanying Parent Company Statements of Operations were eliminated in consolidation. No intercompany receivable was owed to the Parent Company by CWGS, LLC as of December 31, 2025 (see Note 3 – Affiliate Loan for other amounts owed to the Parent Company). Related party amounts that were not eliminated in the consolidated financial statements include the Parent Company's liabilities under the tax receivable agreement, which totaled $1.4 million and $150.4 million as of December 31, 2025 and 2024, respectively.

3. Affiliate Loan

In December 2023, the Parent Company (the “Lender”) and CWGS Group, LLC (the “Borrower”), a wholly-owned subsidiary of CWGS, LLC, entered into a loan agreement (the “Affiliate Loan”) whereby the Borrower may borrow up to $40.0 million from the Lender at an interest rate of the Secured Overnight Financing Rate (“SOFR”) plus 6.50% per annum. The Lender may demand repayment with thirty-day notice, there are no prepayment restrictions or penalties, and the Affiliate Loan expired in December 2025.

As of December 31, 2024, the Borrower had an outstanding balance of $6.0 million under the Affiliate Loan that was repaid with accrued interest early in January of the following year. As of December 31, 2024, the interest rate on the Affiliate Loan was 10.86% and accrued interest was less than $0.1 million as of December 31, 2024.

4. Commitments and Contingencies

The Parent Company is party to a tax receivable agreement with certain holders of common units in CWGS, LLC (the "Continuing Equity Owners") that provides for the payment by the Parent Company to the Continuing Equity Owners of 85% of the amount of any tax benefits that the Parent Company actually realizes, or in some cases are deemed to realize, as a result of certain transactions. See Note 12 to the consolidated financial statements for more information regarding the Parent Company's tax receivable agreement. As described in Note 12 to the consolidated financial statements, amounts payable under the tax receivable agreement are contingent upon, among other things, (i) generation of future taxable income of Camping World Holdings, Inc. over the term of the tax receivable agreement and (ii) future changes in tax laws. During the year ended December 31, 2025, the Parent Company determined it is more likely than not it will not benefit from the entirety of the remaining 15% of the tax benefits, and remeasured the liability under the Tax Receivable Agreement, which included a $149.0 million gain on the reduction in the associated liability. As of December 31, 2025 and 2024, liabilities under the tax receivable agreement totaled $1.4 million and $150.4 million, respectively.

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

During the year ended December 31, 2025, management evaluated both positive and negative evidence and concluded that a full valuation allowance was necessary to be recorded against the Parent Company’s net deferred tax assets due to its actual cumulative historical operating results for income tax purposes over the past several years in each of the tax jurisdictions where it operates. Accordingly, the Parent Company recorded a $182.8 million valuation allowance on its Parent Company net deferred tax assets during the year ended December 31, 2025. This valuation allowance will be maintained until sufficient positive evidence exists to justify its reversal. In addition, because of the full valuation allowance recorded against the Parent Company’s investment in CWGS, LLC net deferred tax asset and certain other tax attribute carryforward deferred tax assets, the Company considers the amount calculated related to the remaining Tax Receivable Agreement (as discussed above) liability not probable. As a result, management reversed $149.0 million of the Tax Receivable Agreement liability and reduced the related deferred tax asset by $37.3 million, which were recorded to Tax Receivable Agreement liability adjustment and income tax (expense) benefit, respectively, in the condensed statements of operations for the year ended December 31, 2025.

6. November 2024 Public Offering

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

7. Stock Repurchase Program

During the years ended December 31, 2025 and 2024, the Parent Company did not repurchase Class A common stock under the stock repurchase program. During the years ended December 31, 2024 and 2023, the Parent Company reissued 322,271 and 579,176 shares of Class A common stock, respectively, from treasury stock to settle the exercises of stock options, vesting of restricted stock units, and settlement of other stock-based awards under the Parent Company’s 2016 Incentive Award Plan. As discussed in Note 6 — November 2024 Public Offering, the Company reissued 4,228,700 shares of Class A common stock held as treasury in the November 2024 Public Offering. The stock repurchase program, with approximately $120.2 million of approved amounts for repurchases of Class A common stock remaining, expired on December 31, 2025.

8. Statements of Cash Flows

Supplemental disclosures of cash flow information are as follows:

	Year Ended December 31,
($ in thousands)	2025	2024	2023
Cash refunded during the period for:
Interest	$—	$—	$—
Income taxes	(1,473)	(4,989)	(646)
Noncash financing activities:
Par value of Class A common stock issued for redemption of common units in CWGS, LLC	—	1	20
Cost of treasury stock issued for vested restricted stock units	—	15,320	29,542

Cash paid for income taxes, net of refunds, for the following period:

Year Ended
($ in thousands)	December 31, 2025
Federal	$—
State	(1,473)
$(1,473)

Cash paid (received) for income taxes exceeded 5% of total income taxes paid, net of refunds, in the following jurisdictions:

Year Ended
($ in thousands)	December 31, 2025
State:
Florida	$(308)
Idaho	(140)
Illinois	(147)
Minnesota	(177)
New Jersey	(412)
Oregon	119
Virginia	(171)
Various	(237)

Schedule II: Valuation and Qualifying Accounts

	Balance at	Additions	Charged	Charges	Balance
	Beginning	Charged to	to Other	Utilized	at End
($ in thousands)	of Period	Expense(1)	Accounts(2)	(Write-offs)	of Period
Accounts receivable allowance(3):
Year ended December 31, 2025	$2,748	$1,461	$—	$(787)	$3,422
Year ended December 31, 2024	2,978	754	—	(984)	2,748
Year ended December 31, 2023	4,222	(954)	14	(304)	2,978

(1)	Additions to allowance for credit losses are charged to expense.
(2)	Additions to returns allowances are credited against revenue.
(3)	Accounts receivable allowance includes the allowance for credit losses.

	Balance at	Additions	Charged	Charges	Balance
	Beginning	Charged to	to Other	Utilized	at End
($ in thousands)	of Period	Expense	Accounts	(Write-offs)	of Period
Noncurrent other assets allowance:
Year ended December 31, 2025	$—	$4,157	$—	$(1,000)	$3,157
Year ended December 31, 2024	61	—	—	(61)	—
Year ended December 31, 2023	37	61	—	(37)	61

		Tax Valuation	Tax Valuation
		Allowance	Allowance	Charged or
	Balance at	Charged to	Credited to	(Credited)	Balance
	Beginning	Income Tax	Income Tax	to Other	at End
($ in thousands)	of Period	Provision	Provision	Accounts(1)	of Period
Valuation allowance for deferred tax assets:
Year ended December 31, 2025	$227,605	$184,058	$—	$(613)	$411,050
Year ended December 31, 2024	192,686	—	(1,568)	36,487	227,605
Year ended December 31, 2023	106,052	64,351	—	22,283	192,686
(1)	Amounts charged to additional paid-in capital relating to the outside basis in the investment in CWGS, LLC.

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

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of December 31, 2025. Based on our management’s evaluation, our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2025.

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

Under the supervision and participation of our Chief Executive Officer and our Chief Financial Officer, our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025, based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).

Based on their assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has audited the consolidated financial statements included in this Annual Report on Form 10-K and has issued an attestation report on our internal control over financial reporting as of December 31, 2025.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2025, we completed the process of incorporating the internal controls for the tire rescue roadside assistance business we acquired in 2024 (the “2024 Excluded Acquisition”), into our internal control over financial reporting and extending our Section 404 compliance program under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations under such Act to include the 2024 Excluded Acquisition.

Other than changes made to address the previously disclosed material weakness or otherwise described above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control performed during the fiscal quarter ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Camping World Holdings, Inc., and subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Camping World Holdings, Inc., and subsidiaries (the "Company") as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 27, 2026, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Chicago, Illinois

February 27, 2026

ITEM 9B. Other Information

(a)	Not applicable.
(b)	During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

The information concerning our executive officers and directors in response to this item is contained above in part under the caption “Information About Our Executive Officers and Directors” at the end of Part I of this Form 10-K. Other Information required by this item will be included under the captions “Proposal 1: Election of Directors”, “Corporate Governance”, “Committees of the Board”, and, if applicable, “Delinquent Section 16(a) Reports” in our Proxy Statement for our 2026 Annual Meeting of Stockholders and, upon filing, is incorporated herein by reference.

ITEM 11. Executive Compensation

The information required by this item will be included under the captions “Executive Compensation”, ”Director Compensation”, “Compensation Committee Report”, “CEO Pay Ratio”, and “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement for our 2026 Annual Meeting of Stockholders and, upon filing, is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information about our compensation plans under which our Class A common stock is authorized for issuance, as of December 31, 2025:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuances under equity compensation plans
Equity compensation plans approved by security holders(1)	2,803,195	$21.97	4,189,886
Equity compensation plans not approved by security holders	—	—	—
Total	2,803,195	$21.97	4,189,886

(1)	Includes awards granted and available to be granted under our 2016 Plan, as amended from time to time. Does not include liability-classified awards that are expected to settle in December 2026 and may be settled in cash or shares. If those liability-classified awards had settled in shares on December 31, 2025, the Company would have issued 616,648 shares of Class A common stock under our 2016 Plan.

Other information required by this item with respect to security ownership of certain beneficial owners and management will be included under the caption “Security Ownership of Certain Beneficial Owners and

Management” and “Equity Compensation Plan Information” in our Proxy Statement for our 2026 Annual Meeting of Stockholders and, upon filing, is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included under the captions “Certain Relationships and Related Person Transactions” and “Corporate Governance—Director Independence” in our Proxy Statement for our 2026 Annual Meeting of Stockholders and, upon filing, is incorporated herein by reference.

ITEM 14. Principal Accountant Fees and Services

The information required by this item will be included under the caption “Independent Registered Public Accounting Firm Fees and Other Matters” in our Proxy Statement for our 2026 Annual Meeting of Stockholders and, upon filing, is incorporated herein by reference.

PART IV

ITEM 15. Exhibits, Financial Statements and Schedules

(a)(1) Financial Statements.

See the table of contents under “Item 8. Financial Statements and Supplementary Data” in Part II of this Form 10-K above for the list of financial statements filed as part of this report.

(a)(2) Financial Statement Schedules.

Schedule I: Condensed Financial Information of Registrant	143
Schedule II: Valuation and Qualifying Accounts	150

All other schedules have been omitted because they are not required or because the required information is given in the Consolidated Financial Statements or Notes thereto set forth above under “Item 8. Financial Statements and Supplementary Data” in Part II of this Form 10-K, beginning on page 86.

(a)(3) Exhibits.

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Camping World Holdings, Inc.	10-Q	001-37908	3.1	11/10/16
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Camping World Holdings, Inc., dated May 16, 2025	8-K	001-37908	3.1	5/19/25
3.3	Amended and Restated Bylaws of Camping World Holdings, Inc.	10-Q	001-37908	3.2	5/1/25
4.1	Specimen Stock Certificate evidencing the shares of Class A common stock	S-1/A	333-211977	4.1	9/13/16
4.2	Description of Capital Stock					*
10.1	Tax Receivable Agreement, dated October 6, 2016	10-K	001-37908	10.1	3/13/17
10.2	Amendment No. 1 to Tax Receivable Agreement, dated December 22, 2023	10-K	001-37908	10.22	2/26/24
10.3	Voting Agreement, dated October 6, 2016	10-K	001-37908	10.2	3/13/17
10.4	Amended and Restated LLC Agreement of CWGS Enterprises, LLC, dated October 6, 2016	10-K	001-37908	10.3	3/13/17
10.5	Registration Rights Agreement, dated October 6, 2016	10-K	001-37908	10.4	3/13/17

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.6	Credit Agreement, dated June 3, 2021, by and among CWGS Enterprises, LLC, as holdings, CWGS Group, LLC, as borrower, the lenders party thereto and Goldman Sachs Bank USA, as administrative agent	8-K	001-37908	10.1	6/8/21
10.7	Amendment No. 1 to Credit Agreement, dated December 20, 2021, by and among CWGS Enterprises, LLC, as holdings, CWGS Group, LLC, as borrower, the lenders party thereto and Goldman Sachs Bank USA, as administrative agent	8-K	001-37908	10.1	12/23/21
10.8	Amendment No. 3 to Credit Agreement, dated December 2, 2024, by and among CWGS Enterprises, LLC, as holdings, CWGS Group, LLC, as borrower, the lenders party thereto and Goldman Sachs Bank USA, as administrative agent	8-K	001-37908	10.1	12/5/24
10.9	Credit Agreement, dated as of October 27, 2022, by and among certain subsidiaries of FRHP Lincolnshire, LLC, as Holdings, certain subsidiaries of Holdings, as Borrowers, CWGS Group, LLC as Guarantor, Manufacturers and Traders Trust Company, as Administrative Agent, and the Financial Institutions Party thereto, as Lenders	10-Q	001-37908	10.1	11/2/22
10.10	Amendment No. 1 to Credit Agreement and Incremental Amendment, dated August 27, 2024, by and among subsidiaries of FRHP Lincolnshire, LLC, CWGS Group, LLC (as guarantor), Manufacturers and Traders Trust Company, as administrative agent, and the other lenders party thereto	8-K	001-37908	10.1	8/30/24
#10.11	Amended and Restated Camping World Holdings, Inc. 2016 Incentive Award Plan	8-K	001-37908	10.1	5/19/25
#10.12	Amendment to the Amended and Restated Camping World Holdings, Inc. 2016 Incentive Award Plan					*
#10.13	Camping World Holdings, Inc. Non-Employee Director Compensation Policy					*
#10.14	Camping World Holdings, Inc. Director Stock Ownership Policy	10-K	001-37908	10.21	3/13/17
#10.15	Camping World Holdings, Inc. Executive Officer Stock Ownership Policy	10-K	001-37908	10.22	3/13/17
#10.16	Form of Employee Stock Option Agreement	S-1/A	333-211977	10.28	9/20/16

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
#10.17	Form of Employee Restricted Stock Unit Agreement	10-Q	001-37908	10.2	8/10/17
#10.18	Form of Director Restricted Stock Unit Agreement	10-Q	001-37908	10.3	8/10/17
#10.19	Performance Stock Unit Award Grant Notice and Award Agreement, dated January 26, 2025 with Marcus A. Lemonis	10-K	001-37908	10.20	2/28/25
#10.20	Form of Indemnification Agreement	S-1/A	333-211977	10.31	9/26/16
#10.21	Amended and Restated Employment Agreement with Marcus A. Lemonis effective January 1, 2025	10-K	001-37908	10.22	2/28/25
#10.22	Second Amended and Restated Employment Agreement with Marcus A. Lemonis entered into as of December 7, 2025 and effective as of January 1, 2026					*
#10.23	Amended and Restated Employment Agreement with Matthew D. Wagner effective as of July 1, 2024	10-Q	001-37908	10.3	8/1/24
#10.24	Second Amended and Restated Employment Agreement with Matthew D. Wagner effective as of January 1, 2026					*
#10.25	Amended and Restated Employment Agreement with Thomas E. Kirn effective as of July 1, 2024	10-Q	001-37908	10.4	8/1/24
#10.26	Amended and Restated Employment Agreement with Lindsey J. Christen effective as of July 1, 2024	10-Q	001-37908	10.5	8/1/24
10.27	Ninth Amended and Restated Credit Agreement, dated February 18, 2025, among FreedomRoads, LLC, as the company and a borrower, certain subsidiaries of FreedomRoads, LLC, as subsidiary borrowers, Bank of America, N.A., as administrative agent, and the lenders party thereto	8-K	001-37908	10.1	2/19/25
19.1	Insider Trading Compliance Policy	10-K	001-37908	19.1	2/28/25
21.1	List of Subsidiaries of Camping World Holdings, Inc.					*
23.1	Consent of Independent Registered Public Accounting Firm					*
24.1	Power of Attorney					*
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer					*

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer					*
32.1	Section 1350 Certification of Chief Executive Officer					**
32.2	Section 1350 Certification of Chief Financial Officer					**
97.1	Policy For Recovery of Erroneously Awarded Compensation	10-K	001-37908	97.1	2/26/24
101.INS	Inline XBRL Instance Document – the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document					***
101.SCH	Inline XBRL Taxonomy Extension Schema Document					***
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					***
101.DEF	Inline XBRL Extension Definition Linkbase Document					***
101.LAB	Inline XBRL Taxonomy Label Linkbase Document					***
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					***
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					***

*	Filed herewith
**	Furnished herewith
***	Submitted electronically herewith
#	Indicates management contract or compensatory plan

ITEM 16. Form 10-K Summary

None

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ch 5
Camping World Holdings, Inc.

Date: February 27, 2026	By:	/s/ MATTHEW D. WAGNER
Matthew D. Wagner Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities set forth opposite to their names and on the dates indicated.

Signature		Title	Date

/s/ MATTHEW D. WAGNER		Chief Executive Officer and President and Director (Principal Executive Officer)	February 27, 2026
Matthew D. Wagner

/s/ THOMAS E. KIRN		Chief Financial Officer	February 27, 2026
Thomas E. Kirn		(Principal Financial Officer and Principal Accounting Officer)

*		Chairman of the Board of Directors
Brent Moody

*		Director
Andris A. Baltins

*		Director
Brian P. Cassidy

*		Director
Mary J. George

*		Director
Kathleen S. Lane

*		Director
Michael W. Malone

*		Director
K. Dillon Schickli

*By:	/s/ MATTHEW D. WAGNER		February 27, 2026
Matthew D. Wagner Attorney-in-fact