Form 10-Q
period 2026-03-31
Camping World Holdings, Inc.
filed 2026-04-30
CIK 1669779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of April 24, 2026, the registrant had 63,519,784 shares of Class A common stock, 39,466,964 shares of Class B common stock and one share of Class C common stock outstanding.

Camping World Holdings, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended March 31, 2026

BASIS OF PRESENTATION

As used in this Quarterly Report on Form 10-Q (this “Form 10-Q”), unless the context otherwise requires, references to:

●	“we,” “us,” “our,” “CWH,” the “Company,” “Camping World” and similar references refer to Camping World Holdings, Inc., and, unless referenced as “CWH” or otherwise stated, all of its subsidiaries, including CWGS Enterprises, LLC, which we refer to as “CWGS, LLC” and, unless otherwise stated, all of its subsidiaries.
●	"Active Customer" refers to a customer who has transacted with us in any of the eight most recently completed fiscal quarters prior to the date of measurement. Unless otherwise indicated, the date of measurement is March 31, 2026, our most recently completed fiscal quarter.
●	“Annual Report” refers to our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (“SEC”) on February 27, 2026.
●	“Continuing Equity Owners” refers collectively to ML Acquisition, funds controlled by Crestview Partners II GP, L.P. and the Former Profits Unit Holders and each of their permitted transferees that own common units in CWGS, LLC and who may redeem at each of their options their common units for, at our election (determined solely by our independent directors within the meaning of the rules of the New York Stock Exchange who are disinterested), cash or newly-issued shares of our Class A common stock. Direct exchanges of common units in CWGS, LLC by the Continuing Equity Owners with CWH for Class A common stock are included in the reference to “redemptions” in relation to common units in CWGS, LLC.
●	“Former Profits Unit Holders” refers collectively to Brent Moody, Andris A. Baltins and K. Dillon Schickli, who are members of our Board of Directors, and certain other current and former non-executive employees, former executive officers, and former directors, in each case, who held common units of CWGS, LLC pursuant to CWGS, LLC’s equity incentive plan that was in existence prior to our IPO and received common units of CWGS, LLC in exchange for their profits units in CWGS, LLC.
●	“ML Acquisition” refers to ML Acquisition Company, LLC, a Delaware limited liability company that is indirectly controlled by our former Chairman and Chief Executive Officer, Marcus A. Lemonis.
●	“RV” refers to recreational vehicles.
●	“Tax Receivable Agreement” refers to the tax receivable agreement that the Company entered into with CWGS, LLC, each of the Continuing Equity Owners and Crestview Partners II GP, L.P. in connection with the Company’s IPO.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts contained in this Form 10-Q may be forward-looking statements. Statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, including, among others, statements regarding expected new store location openings and closures, including greenfield locations and acquired locations; market share expectations, sufficiency of our sources of liquidity and capital and potential need for additional financing; future capital expenditures and debt service obligations; refinancing, retirement or exchange of outstanding debt; expectations regarding industry trends and consumer behavior and growth; our product offerings and strategy; inventory management; volatility in sales and potential impact of miscalculating the demand for our products or our product mix; expectations regarding increase of certain expenses in connection with our growth and new or increased tariffs; the Iran conflict’s impact on gasoline prices and consumer demand; potential future tax benefits; expectations regarding our pending litigation; effects of seasonality on our business; future effects of new federal legislation, and our plans related to dividend payments, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “can,” “continue,” “could,” “designed,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would” or the negative of these terms or other similar expressions. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including, but not limited to, the following:

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

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(In Thousands Except Per Share Amounts)

	March 31,	December 31,	March 31,
	2026	2025	2025
Assets
Current assets:
Cash and cash equivalents	$199,827	$215,043	$20,916
Contracts in transit	134,741	53,327	149,113
Accounts receivable, net	123,150	170,498	118,800
Inventories	2,186,614	2,111,900	2,119,169
Prepaid expenses and other assets	66,509	67,338	74,418
Assets held for sale	5,431	175	20,536
Total current assets	2,716,272	2,618,281	2,502,952

Property and equipment, net	818,496	832,062	886,244
Operating lease assets	797,598	790,974	749,177
Deferred tax assets, net	1,426	1,426	210,586
Intangible assets, net	14,943	15,824	18,520
Goodwill	751,650	749,321	747,802
Other assets	35,902	36,446	31,929
Total assets	$5,136,287	$5,044,334	$5,147,210
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$227,696	$147,707	$250,884
Accrued liabilities	158,011	128,399	160,711
Deferred revenues	87,885	90,456	89,084
Current portion of operating lease liabilities	65,894	65,365	65,653
Current portion of finance lease liabilities	8,610	8,820	7,646
Current portion of Tax Receivable Agreement liability	—	1,416	1,700
Current portion of long-term debt	27,825	57,939	23,147
Notes payable – floor plan, net	1,671,492	1,603,645	1,320,687
Other current liabilities	78,482	79,391	74,129
Total current liabilities	2,325,895	2,183,138	1,993,641

Operating lease liabilities, net of current portion	813,186	804,167	769,518
Finance lease liabilities, net of current portion	114,586	125,384	130,596
Tax Receivable Agreement liability, net of current portion	—	—	148,672
Long-term debt, net of current portion	1,388,664	1,413,618	1,488,388
Deferred revenues	55,638	56,773	62,699
Other long-term liabilities	88,850	89,455	94,885
Total liabilities	4,786,819	4,672,535	4,688,399
Commitments and contingencies
Stockholders' equity:
Preferred stock, par value $0.01 per share – 20,000 shares authorized; none issued and outstanding	—	—	—
Class A common stock, par value $0.01 per share – 250,000 shares authorized; 63,520, 63,437 and 62,569 shares issued and outstanding, respectively	635	634	626
Class B common stock, par value $0.0001 per share – 75,000 shares authorized; 39,466 shares issued and outstanding	4	4	4
Class C common stock, par value $0.0001 per share – 0.001 share authorized, issued and outstanding	—	—	—
Additional paid-in capital	219,708	216,944	197,730
Retained (deficit) earnings	(5,394)	11,008	112,140
Total stockholders' equity attributable to Camping World Holdings, Inc.	214,953	228,590	310,500
Non-controlling interests	134,515	143,209	148,311
Total stockholders' equity	349,468	371,799	458,811
Total liabilities and stockholders' equity	$5,136,287	$5,044,334	$5,147,210

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(In Thousands Except Per Share Amounts)

	Three Months Ended
	March 31,
	2026	2025
Revenue:
Good Sam Services and Plans	$48,458	$46,208
RV and Outdoor Retail
New vehicles	587,694	621,432
Used vehicles	403,780	422,351
Products, service and other	158,420	164,992
Finance and insurance, net	146,100	148,667
Good Sam Club	10,153	9,874
Subtotal	1,306,147	1,367,316
Total revenue	1,354,605	1,413,524
Costs applicable to revenue (exclusive of depreciation and amortization shown separately below):
Good Sam Services and Plans	18,909	17,721
RV and Outdoor Retail
New vehicles	515,913	536,359
Used vehicles	332,498	343,961
Products, service and other	82,773	84,739
Good Sam Club	1,173	1,116
Subtotal	932,357	966,175
Total costs applicable to revenue	951,266	983,896
Operating expenses:
Selling, general, and administrative	358,304	387,445
Depreciation and amortization	22,718	22,544
Long-lived asset impairment	—	620
Loss on lease termination and/or remeasurement	64	—
Loss (gain) on sale or disposal of assets	168	(1,823)
Total operating expenses	381,254	408,786
Income from operations	22,085	20,842
Other expense:
Floor plan interest expense	(21,819)	(18,306)
Other interest expense, net	(26,849)	(30,531)
Other expense, net	(162)	(158)
Total other expense	(48,830)	(48,995)
Loss before income taxes	(26,745)	(28,153)
Income tax benefit	84	3,471
Net loss	(26,661)	(24,682)
Less: net loss attributable to non-controlling interests	10,259	12,402
Net loss attributable to Camping World Holdings, Inc.	$(16,402)	$(12,280)

Loss per share of Class A common stock:
Basic	$(0.26)	$(0.20)
Diluted	$(0.26)	$(0.21)
Weighted average shares of Class A common stock outstanding:
Basic	63,478	62,531
Diluted	63,478	102,426

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Stockholders' Equity

(In Thousands)

							Additional		Non-
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Paid-In	Retained	Controlling
	Shares	Amounts	Shares	Amounts	Shares	Amounts	Capital	Earnings (Deficit)	Interest	Total
Balance at January 1, 2026	63,437	$634	39,466	$4	—	$—	$216,944	$11,008	$143,209	$371,799
Stock-based compensation	—	—	—	—	—	—	2,931	—	1,843	4,774
Vesting of restricted stock units	127	1	—	—	—	—	311	—	(312)	—
Repurchases of Class A common stock for withholding taxes on vested RSUs	(44)	—	—	—	—	—	(507)	—	—	(507)
Contributions from holders of LLC common units	—	—	—	—	—	—	—	—	63	63
Non-controlling interest adjustment	—	—	—	—	—	—	29	—	(29)	—
Net loss	—	—	—	—	—	—	—	(16,402)	(10,259)	(26,661)
Balance at March 31, 2026	63,520	$635	39,466	$4	—	$—	$219,708	$(5,394)	$134,515	$349,468

							Additional		Non-
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Paid-In	Retained	Controlling
	Shares	Amounts	Shares	Amounts	Shares	Amounts	Capital	Earnings	Interest	Total
Balance at January 1, 2025	62,502	$625	39,466	$4	—	$—	$193,692	$132,241	$158,387	$484,949
Stock-based compensation	—	—	—	—	—	—	4,438	—	2,832	7,270
Vesting of restricted stock units	109	1	—	—	—	—	446	—	(447)	—
Repurchases of Class A common stock for withholding taxes on vested RSUs	(41)	—	—	—	—	—	(871)	—	—	(871)
Distributions to holders of LLC common units	—	—	—	—	—	—	—	—	(34)	(34)
Dividends(1)	—	—	—	—	—	—	—	(7,821)	—	(7,821)
Non-controlling interest adjustment	—	—	—	—	—	—	25	—	(25)	—
Net loss	—	—	—	—	—	—	—	(12,280)	(12,402)	(24,682)
Balance at March 31, 2025	62,570	$626	39,466	$4	—	$—	$197,730	$112,140	$148,311	$458,811

(1)	The Company declared dividends per share of Class A common stock of $0.125 for the three months ended March 31, 2025.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(In Thousands)

	Three Months Ended March 31,
	2026	2025
Operating activities
Net loss	$(26,661)	$(24,682)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	22,718	22,544
Stock-based compensation	4,774	7,270
Loss on lease termination and/or remeasurement	10	—
Long-lived asset impairment	—	620
Loss (gain) on sale or disposal of assets	168	(1,823)
Provision for credit losses	654	659
Noncash lease expense	15,239	14,696
Accretion of original debt issuance discount	670	627
Noncash interest	754	1,004
Deferred income taxes	—	4,554
Receivables and contracts in transit	(79,970)	(90,359)
Inventories	(70,141)	(230,772)
Prepaid expenses and other assets	659	(16,742)
Accounts payable and other accrued expenses	84,431	101,608
Payment pursuant to Tax Receivable Agreement	(1,416)	—
Deferred revenues	(3,706)	(3,983)
Operating lease liabilities	(16,029)	(15,455)
Other, net	2,263	(2,245)
Net cash used in operating activities	(65,583)	(232,479)

Investing activities
Purchases of property and equipment	(34,654)	(23,511)
Proceeds from sale or disposal of property and equipment	126	542
Purchases of real property	(1,381)	(48,584)
Proceeds from the sale or disposal of real property	52,430	6,689
Purchases of businesses, net of cash acquired	(7,035)	(80,564)
Net cash provided by (used in) investing activities	$9,486	$(145,428)

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(In Thousands)

	Three Months Ended March 31,
	2026	2025

Financing activities
Payments on long-term debt	$(56,322)	$(6,268)
Net proceeds on notes payable – floor plan, net	99,565	207,781
Payments on finance leases	(1,867)	(1,763)
Payments on sale-leaseback arrangement	(51)	(51)
Payments of stock offering costs	—	(572)
Dividends on Class A common stock	—	(7,821)
RSU shares withheld for tax	(507)	(871)
Contributions from (distributions to) holders of LLC common units	63	(34)
Net cash provided by financing activities	40,881	190,401

Decrease in cash and cash equivalents	(15,216)	(187,506)
Cash and cash equivalents at beginning of the period	215,043	208,422
Cash and cash equivalents at end of the period	$199,827	$20,916

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2026

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

The condensed consolidated financial statements as of and for the three months ended March 31, 2026 and 2025 are unaudited. The condensed consolidated balance sheet as of December 31, 2025 has been derived from the audited financial statements at that date but does not include all of the disclosures required by GAAP. These interim condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 27, 2026 (“Annual Report”). Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.

CWH has sole voting power in and control of the management of CWGS, LLC. As of March 31, 2026, December 31, 2025, and March 31, 2025, CWH owned 61.4%, 61.4%, and 61.1%, respectively, of CWGS, LLC. Accordingly, the Company consolidates the financial results of CWGS, LLC and reports a non-controlling interest in its condensed consolidated financial statements.

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

Current Expected Credit Losses

The allowance for credit losses is based on management’s assessment of the collectability of its customer accounts. The Company regularly reviews the composition of the accounts receivable aging, historical bad debts, changes in payment patterns, customer creditworthiness, current economic trends, and reasonable and supportable forecasts about the future. Relevant risk characteristics include customer size and historical loss patterns. As of January 1, 2026, the Company elected the practical expedient to assume that conditions as of the balance sheet date will remain unchanged for an asset’s remaining life when estimating credit losses on current accounts receivable and current contract assets arising from transactions under Accounting Standards Codification (“ASC”) 606.

Recently Adopted Accounting Pronouncements

In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-05, Financial Instruments―Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This ASU provides a practical expedient for all entities and a related accounting policy election for entities other than public business entities for the calculation of current expected credit losses on current accounts receivable and current contract assets. The practical expedient allows all entities to assume that conditions as of the balance sheet date will remain unchanged for an asset’s remaining life when estimating credit losses on current accounts receivable and current contract assets arising from transactions under ASC 606. The standard is effective for fiscal years beginning after December 15, 2025 and interim periods within those annual reporting periods, with early adoption permitted. The adoption of this ASU on January 1, 2026 resulted in the disclosure of the election of the practical expedient and did not otherwise have a material impact on the Company’s condensed consolidated financial statements.

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement―Reporting Comprehensive Income―Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires that at each interim and annual reporting period entities present a new tabular disclosure in the notes to the financial statements, presenting disaggregation of the amounts of purchases of inventory, employee compensation, depreciation, intangible asset amortization and depletion. Furthermore, the ASU requires entities to include certain amounts that are already required to be disclosed under GAAP in the same disclosure as other disaggregation requirements and disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. Additionally, entities are required to disclose the total amount of selling expenses and, in an annual reporting period, an entity’s definition of selling expenses. The standard is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact that the adoption of the provisions of the ASU will have on its condensed consolidated financial statements.

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

In December 2025, the FASB issued ASU 2025-12, Codification Improvements. This ASU represents changes to the ASC that (1) clarify, (2) correct errors, or (3) make minor improvements. The ASU is intended to make the ASC easier to understand and apply. The standard is effective for fiscal years beginning after December 15, 2026 and interim periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact that the adoption of the provisions of the ASU will have on its condensed consolidated financial statements.

2. Revenue

Contract Assets

As of March 31, 2026, December 31, 2025, and March 31, 2025 contract assets of $8.9 million, $10.7 million and $9.2 million, respectively, relating to RV service revenues, were included in accounts receivable in the accompanying condensed consolidated balance sheets.

Deferred Revenues

The Company records deferred revenues when cash payments are received or due in advance of the Company’s performance, net of estimated refunds that are presented separately as a component of accrued liabilities. For the three months ended March 31, 2026, the Company estimates approximately $30.9 million of revenues recognized were included in the deferred revenue balance at the beginning of the period. These estimates consider factors including, but not limited to, average service term, cash received for the period, cancellations, contract extensions, and upgrades.

As of March 31, 2026, the Company had unsatisfied performance obligations primarily relating to plans for its roadside assistance, Good Sam Club memberships, Good Sam Club loyalty program, Coast to Coast memberships, the annual campground guide, and magazine publication revenue streams. The total unsatisfied performance obligations for these revenue streams as of March 31, 2026 and the periods during which the Company expects to recognize the amounts as revenue are presented as follows:

As of
($ in thousands)	March 31, 2026
2026	$75,068
2027	36,322
2028	16,086
2029	9,005
2030	4,578
Thereafter	2,464
$143,523

3. Accounts Receivable

	March 31,	December 31,	March 31,
($ in thousands)	2026	2025	2025
Good Sam Services and Plans	$12,691	$15,313	$15,670
RV and Outdoor Retail
New and used vehicles	5,222	2,868	5,368
Parts, service and other	32,711	30,750	31,462
Trade accounts receivable	26,374	40,906	20,492
Due from manufacturers	25,539	25,209	24,230
Escrow receivable from sale of real property	—	45,249	—
Other	24,685	13,625	24,861
	127,222	173,920	122,083
Allowance for credit losses	(4,072)	(3,422)	(3,283)
	$123,150	$170,498	$118,800

On December 31, 2025, the Company closed on the $45.2 million sale of real property; however, net proceeds of $15.1 million and the principal payments of $30.1 million on the related Real Estate Facilities (see Note 8 — Long Term Debt) were not distributed through escrow until January 2, 2026.

4. Inventories and Floor Plan Payables

Inventories consisted of the following:

	March 31,	December 31,	March 31,
($ in thousands)	2026	2025	2025
Good Sam services and plans	$243	$349	$219
New RVs	1,548,659	1,421,435	1,509,594
Used RVs	465,383	530,861	406,728
Products, parts, accessories and other	172,329	159,255	202,628
	$2,186,614	$2,111,900	$2,119,169

Substantially all of the Company’s new RV inventory and certain of its used RV inventory, included in the RV and Outdoor Retail segment, is financed by a floor plan credit agreement (“Floor Plan Facility”) with a syndication of banks (“Floor Plan Lenders”).

In February 2025, FreedomRoads, LLC entered into an amendment to the Floor Plan Facility, which (a) increased the commitment for floor plan borrowings by $300.0 million to $2.15 billion, (b) increased the commitment for the letter of credit facility by $15.0 million to $45.0 million, and (c) extended the maturity date from September 30, 2026 to the earlier of, if applicable, (i) February 18, 2030 or (ii) March 5, 2028, if the Company’s Term Loan Facility (as defined and discussed in Note 8 — Long-Term Debt) has not been repaid, refinanced, or defeased and the maturity has not been extended by at least 180 days after February 18, 2030.

As of March 31, 2026, December 31, 2025, and March 31, 2025, the applicable interest rate for the floor plan notes payable under the Floor Plan Facility was 5.93%, 5.89%, and 6.34%, respectively.

There was no balance outstanding for the revolving line of credit under the Floor Plan Facility as of March 31, 2026, December 31, 2025 and March 31, 2025. Additionally, under the Floor Plan Facility, the revolving line of credit borrowings are subject to a borrowing base calculation, which did not limit the borrowing capacity as of March 31, 2026, December 31, 2025, and March 31, 2025.

Management has determined that the credit agreement governing the Floor Plan Facility includes subjective acceleration clauses, which could impact debt classification. Management believes that no events have occurred as of March 31, 2026 that would trigger a subjective acceleration clause. Additionally, the credit agreement governing the Floor Plan Facility contains certain financial covenants. FreedomRoads, LLC was in compliance with all financial debt covenants as of March 31, 2026, December 31, 2025, and March 31, 2025.

The following table details the outstanding amounts and available borrowings under the Floor Plan Facility:

	March 31,	December 31,	March 31,
($ in thousands)	2026	2025	2025
Floor Plan Facility
Notes payable - floor plan:
Total commitment	$2,150,000	$2,150,000	$2,150,000
Less: borrowings, net of FLAIR offset account	(1,671,492)	(1,603,645)	(1,320,687)
Less: FLAIR offset account(1)	(177)	(25,117)	(157,863)
Additional borrowing capacity	478,331	521,238	671,450
Less: short-term payable for sold inventory(2)	(67,699)	(35,981)	(81,959)
Less: purchase commitments(3)	(59,993)	(26,841)	(55,125)
Unencumbered borrowing capacity	$350,639	$458,416	$534,366

Revolving line of credit:	$70,000	$70,000	$70,000
Less: borrowings	—	—	—
Additional borrowing capacity	$70,000	$70,000	$70,000

Letters of credit:
Total commitment	$45,000	$45,000	$45,000
Less: outstanding letters of credit	(15,414)	(15,414)	(14,300)
Additional letters of credit capacity	$29,586	$29,586	$30,700

(1)	Flooring line aggregate interest reduction (“FLAIR”) offset account that allows the Company to transfer cash to the Floor Plan Lenders as an offset to the payables under the Floor Plan Facility. The FLAIR offset account does not reduce the outstanding amount of loans under the Floor Plan Facility for purposes of determining the unencumbered borrowing capacity under the Floor Plan Facility.
(2)	The short-term payable represents the amount due for sold inventory. A payment for any floor plan units sold is due within three to ten business days of sale. Due to the short-term nature of these payables, the Company reclassifies the amounts from notes payable‒floor plan, net to accounts payable in the condensed consolidated balance sheets. Changes in the vehicle floor plan payable are reported as cash flows from financing activities in the condensed consolidated statements of cash flows.
(3)	Purchase commitments represent vehicles approved for floor plan financing where the inventory has not yet been received by the Company from the supplier and no floor plan borrowing is outstanding.

5. Long-Lived Asset Impairment

During the three months ended March 31, 2025, the Company had indicators of impairment of the long-lived assets for certain locations. Such indicators primarily included decreases in market rental rates or decreases in the market value of real property for closed locations, and the Company’s review of location performance in the normal course of business. As a result of updating certain assumptions in the long-lived asset impairment analysis for these locations, the Company determined that the fair value of certain long-lived assets was below their carrying value and were impaired.

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

The following table details long-lived asset impairment charges by type of long-lived asset, all of which relate to the RV and Outdoor Retail segment:

	Three Months Ended March 31,
($ in thousands)	2026	2025
Long-lived asset impairment charges by type of long-lived asset:
Leasehold improvements	$—	$190
Building and improvements	—	430
Total long-lived asset impairment charges	$—	$620

6. Assets Held for Sale and Business Divestitures

As of March 31, 2026, December 31, 2025, and March 31, 2025, two, one, and three RV and Outdoor Retail segment properties, respectively, met the criteria to be classified as held for sale. Also, as of March 31, 2025, certain assets related to one RV dealership met the criteria to be classified as held for sale, which included an allocation of goodwill of the RV and Outdoor Retail reporting unit based on the RV dealership’s relative fair value and the divestiture closed on June 30, 2025.

The following table presents the components of assets held for sale:

	March 31,	December 31,	March 31,
($ in thousands)	2026	2025	2025
Assets held for sale:
Inventories	$—	$—	$7,588
Goodwill	—	—	3,414
Property and equipment, net	5,431	175	9,534
	$5,431	$175	$20,536

\

7. Goodwill and Intangible Assets

Goodwill

The following table presents a summary of changes in the Company’s goodwill by segment for the three months ended March 31, 2026 and 2025 and nine months ended December 31, 2025:

	Good Sam
	Services and	RV and
($ in thousands)	Plans	Outdoor Retail	Consolidated
Balance at December 31, 2024 (excluding impairment charges)	$72,679	$903,181	$975,860
Accumulated impairment charges	(46,884)	(194,953)	(241,837)
Balance at December 31, 2024	25,795	708,228	734,023
Acquisitions	—	17,193	17,193
Reclassification to assets held for sale(1)	—	(3,414)	(3,414)
Balance at March 31, 2025	25,795	722,007	747,802
Acquisitions	—	1,519	1,519
Balance at December 31, 2025	25,795	723,526	749,321
Acquisitions	—	2,329	2,329
Balance at March 31, 2026	$25,795	$725,855	$751,650

(1)	See Note 6 — Assets Held for Sale and Business Divestitures for further details.

At March 31, 2026, the Company performed a qualitative impairment assessment to determine if it was more likely than not that the fair value of the RV and Outdoor Retail reporting unit was less than its carrying value by evaluating relevant events and circumstances. After considering declines in the Company’s Class A common stock price, declines in market multiples of comparable guideline companies, and recent performance comparable to forecasts utilized in the most recent annual goodwill impairment test as of October 1, 2025 (“Prior Annual Goodwill Test”), among other factors, the Company concluded that it was more likely than not that the fair value of the RV and Outdoor Retail reporting unit was less than its carrying value as of March 31, 2026. As a result, the Company performed a quantitative goodwill impairment test as of March 31, 2026 (“Interim Goodwill Test”).

The Interim Goodwill Test concluded that the RV and Outdoor Retail reporting unit’s fair value exceeded its carrying value by 10%; therefore, no impairment of goodwill was recorded during the three months ended March 31, 2026. The Company estimated the fair value of this reporting unit using a combination of the guideline public company method under the market approach and the discounted cash flow analysis method under the income approach. While there was a decrease in the fair value of the RV and Outdoor Retail reporting unit in the Interim Goodwill Test compared to the Prior Annual Goodwill Test, the carrying value of the reporting unit also decreased by a similar amount from the Prior Annual Goodwill Test, which resulted in only a small change in the cushion for this reporting unit. Of the key assumptions to the determination of fair value for the RV and Outdoor Retail reporting unit, (i) revenue and EBITDA projections, (ii) discount rate, and (iii) market multiples of comparable public companies are subject to the most uncertainty and it is reasonably possible that changes in the estimates underlying those, or other, assumptions could negatively impact the fair value of the RV and Outdoor Retail reporting unit and result in an impairment of goodwill in the near term.

Intangible Assets

Finite-lived intangible assets and related accumulated amortization consisted of the following:

	March 31, 2026
	Carrying	Accumulated
($ in thousands)	Value	Amortization	Net
Good Sam Services and Plans:
Membership, customer lists and other	$9,194	$(9,146)	$48
Trademarks and trade names	2,132	(557)	1,575
Websites and developed technology	3,650	(2,308)	1,342
RV and Outdoor Retail:
Customer lists, domain names and other	4,154	(3,253)	901
Supplier lists and agreements	9,500	(1,707)	7,793
Trademarks and trade names	26,526	(23,680)	2,846
Websites and developed technology	6,151	(5,713)	438
	$61,307	$(46,364)	$14,943

	December 31, 2025
	Carrying	Accumulated
($ in thousands)	Value	Amortization	Net
Good Sam Services and Plans:
Membership, customer lists and other	$9,194	$(9,140)	$54
Trademarks and trade names	2,132	(521)	1,611
Websites and developed technology	3,650	(2,169)	1,481
RV and Outdoor Retail:
Customer lists and domain names	4,154	(3,152)	1,002
Supplier lists and agreements	9,500	(1,484)	8,016
Trademarks and trade names	26,526	(23,345)	3,181
Websites and developed technology	6,151	(5,672)	479
	$61,307	$(45,483)	$15,824

	March 31, 2025
	Cost or	Accumulated
($ in thousands)	Fair Value	Amortization	Net
Good Sam Services and Plans:
Membership, customer lists and other	$9,740	$(9,611)	$129
Trademarks and trade names	2,132	(414)	1,718
Websites and developed technology	3,650	(1,753)	1,897
RV and Outdoor Retail:
Customer lists and domain names and other	4,154	(2,853)	1,301
Supplier lists and agreements	9,500	(816)	8,684
Trademarks and trade names	26,526	(22,340)	4,186
Websites and developed technology	6,348	(5,743)	605
	$62,050	$(43,530)	$18,520

8. Long-Term Debt

Outstanding long-term debt consisted of the following:

	March 31,	December 31,	March 31,
($ in thousands)	2026	2025	2025
Term Loan Facility (1)	$1,289,100	$1,308,832	$1,332,960
Real Estate Facilities (2)	119,887	155,137	170,732
Other Long-Term Debt	7,502	7,588	7,843
Subtotal	1,416,489	1,471,557	1,511,535
Less: current portion	(27,825)	(57,939)	(23,147)
Total	$1,388,664	$1,413,618	$1,488,388

(1)	Net of $6.3 million, $7.0 million, and $9.0 million of original issue discount as of March 31, 2026, December 31, 2025, and March 31, 2025, respectively, and $2.3 million, $2.6 million, and $3.5 million of finance costs as of March 31, 2026, December 31, 2025, and March 31, 2025, respectively.
(2)	Net of $1.7 million, $2.0 million, and $2.8 million of finance costs as of March 31, 2026, December 31, 2025, and March 31, 2025, respectively.

Senior Secured Credit Facilities

As of March 31, 2026, December 31, 2025, and March 31, 2025, CWGS Group, LLC (the “Borrower”), a wholly-owned subsidiary of CWGS, LLC, was party to a credit agreement (the “Credit Agreement”) for a term loan facility (the “Term Loan Facility”) and a revolving credit facility (the “Revolving Credit Facility” and collectively the “Senior Secured Credit Facilities”).

The following table details the outstanding amounts and available borrowings under the Senior Secured Credit Facilities:

	March 31,	December 31,	March 31,
($ in thousands)	2026	2025	2025
Senior Secured Credit Facilities:
Term Loan Facility:
Principal amount of borrowings	$1,400,000	$1,400,000	$1,400,000
Less: cumulative principal payments	(102,268)	(81,564)	(54,553)
Less: unamortized original issue discount	(6,322)	(6,993)	(8,973)
Less: unamortized finance costs	(2,310)	(2,611)	(3,514)
	1,289,100	1,308,832	1,332,960
Less: current portion	(14,015)	(14,015)	(14,015)
Long-term debt, net of current portion	$1,275,085	$1,294,817	$1,318,945
Revolving Credit Facility:
Total commitment	$65,000	$65,000	$65,000
Less: outstanding letters of credit	(4,902)	(4,902)	(4,902)
Less: total net leverage ratio borrowing limitation	(37,348)	(37,348)	(37,348)
Additional borrowing capacity	$22,750	$22,750	$22,750

As of March 31, 2026, December 31, 2025, and March 31, 2025, the average interest rate on the Term Loan Facility was 6.28%, 6.33%, and 6.94%, respectively, and the effective interest rates were 6.53%, 6.77%, and 7.18%, respectively. In addition to the regularly scheduled quarterly principal payments, the Company made a voluntary principal payment on the Term Loan Facility of $17.2 million in February 2026.

Management has determined that the Senior Secured Credit Facilities include subjective acceleration clauses, which could impact debt classification. Management believes that no events have occurred as of March 31, 2026 that would trigger a subjective acceleration clause.

The Credit Agreement requires the Borrower and its subsidiaries to comply on a quarterly basis with a maximum Total Net Leverage Ratio (as defined in the Credit Agreement), which covenant is in effect only if, as of the end of each calendar quarter, the aggregate amount of borrowings under the revolving credit facility, letters of credit and unreimbursed letter of credit disbursements outstanding at such time is greater than 35% of the total commitment on the Revolving Credit Facility (excluding (i) up to $15.0 million attributable to any outstanding undrawn letters of credit and (ii) any cash collateralized or backstopped letters of credit), as defined in the Credit Agreement. As of March 31, 2026, the Company was not subject to this covenant as borrowings under the Revolving Credit Facility did not exceed the 35% threshold, however the Company’s borrowing capacity was reduced by $37.3 million in light of this covenant. The Company was in compliance with all applicable financial debt covenants as of March 31, 2026, December 31, 2025, and March 31, 2025.

Real Estate Facilities

As of March 31, 2026, December 31, 2025 and March 31, 2025, subsidiaries of FRHP Lincolnshire, LLC (“FRHP”), an indirect wholly-owned subsidiary of CWGS, LLC, were party to a credit agreement with a syndication of banks for a real estate credit facility (as amended from time to time, the “M&T Real Estate Facility”) with aggregate maximum principal capacity of $300.0 million with an option that allows FRHP to request an additional $100.0 million of principal capacity. During the three months ended March 31, 2026, FRHP had no additional borrowings under the M&T Real Estate facility. During the year ended December 31, 2025 and quarter ended March 31, 2026, FRHP made payments on the M&T Real Estate Facility of $8.3 million and $32.8 million, respectively, to pay off the remaining principal balances related to certain properties. Of the $32.8 million paid during the three months ended March 31, 2026, $30.1 million related to the principal repayment on the December 31, 2025 sale of real property, where the net proceeds of $15.1 million and principal repayment were not distributed through escrow until January 2, 2026.

As of March 31, 2026, December 31, 2025, and March 31, 2025, Camping World Property, LLC, successor by conversion to Camping World Property, Inc. (the ‘‘Real Estate Borrower’’), an indirect wholly-owned subsidiary of CWGS, LLC, and CIBC Bank USA, were parties to a loan and security agreement for a real estate credit facility (as amended from time to time, the “First CIBC Real Estate Facility” and together with the M&T Real Estate Facility, the “Real Estate Facilities”). The First CIBC Real Estate Facility matures in October 2028.

The following table shows a summary of the outstanding balances, remaining available borrowings, and weighted average interest rate under the Real Estate Facilities:

	As of March 31, 2026
		Remaining		Wtd. Average
($ in thousands)	Outstanding(1)	Available(2)		Interest Rate
Real Estate Facilities
M&T Real Estate Facility	$116,858	$57,390	(3)	6.14%
First CIBC Real Estate Facility	3,029	—		6.65%
	$119,887	$57,390

(1)	Outstanding principal amounts are net of unamortized finance costs.
(2)	Amounts cannot be reborrowed.
(3)	Additional borrowings on the M&T Real Estate Facility are subject to a debt service coverage ratio covenant and to the property collateral requirements under the M&T Real Estate Facility.

Management has determined that the credit agreements governing the Real Estate Facilities include subjective acceleration clauses, which could impact debt classification. Management believes that no events have occurred as of March 31, 2026 that would trigger a subjective acceleration clause. Additionally, the Real Estate Facilities are subject to certain cross default provisions, a debt service coverage ratio, and other customary covenants. The Company was in compliance with all financial debt covenants as of March 31, 2026, December 31, 2025, and March 31, 2025.

Other Long-Term Debt

As of March 31, 2026, the outstanding principal balance of other long-term debt was $7.5 million with a weighted average interest rate of 4.27%.

9. Lease Obligations

The following table presents certain information related to the costs for leases where the Company is the lessee:

	Three Months Ended March 31,
($ in thousands)	2026	2025
Operating lease cost	$31,023	$29,353
Finance lease cost:
Amortization of finance lease assets	2,718	2,591
Interest on finance lease liabilities	2,046	2,182
Short-term lease cost	260	308
Variable lease cost	6,120	6,704
Sublease income	(1,108)	(846)
Net lease costs	$41,059	$40,292

As of March 31, 2026, December 31, 2025, and March 31, 2025, finance lease assets of $103.3 million, $113.7 million, and $119.4 million, respectively, were included in property and equipment, net in the accompanying condensed consolidated balance sheets.

The following table presents supplemental cash flow information related to leases:

	Three Months Ended March 31,
($ in thousands)	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$31,815	$30,113
Operating cash flows for finance leases	2,046	2,182
Financing cash flows for finance leases	1,892	1,763
Lease assets obtained in exchange for lease liabilities:
New, remeasured and terminated operating leases	21,864	24,521
New, remeasured and terminated finance leases	(7,710)	1,957

During the three months ended March 31, 2026 and 2025, the Company entered into sale-leaseback transactions for two and one properties, respectively, associated with store locations in the RV and Outdoor Retail segment, and received consideration of $6.9 million and $3.5 million of cash, respectively. The Company recorded a loss of $0.1 million for the three months ended March 31, 2026 that was included in loss (gain) on sale or disposal of assets in the condensed consolidated statements of operations. No gain or loss was recorded for the three months ended March 31, 2025. The Company entered into lease agreements for the properties as the lessee with each of the buyers with lease terms of 19 years.

10. Fair Value Measurements

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

Recurring Fair Value Measurements

The following table presents the reported carrying values and the fair values by level of the Company’s assets and liabilities measured at fair value on a recurring basis:

	March 31, 2026		December 31, 2025		March 31, 2025
($ in thousands)	Carrying Value	Level 3	Carrying Value	Level 3	Carrying Value	Level 3
Assets:
Derived participation investment (1)	$3,283	$3,283	$3,321	$3,321	$1,151	$1,151
Liabilities:
Acquisition-related contingent consideration (2)	—	—	—	—	368	368

(1)	Derived participation investment was included in other assets in the accompanying condensed consolidated balance sheets.
(2)	As of March 31, 2025, the $0.2 million current and $0.2 million non-current portions of acquisition-related contingent consideration were included in accrued liabilities and other long-term liabilities, respectively, in the accompanying condensed consolidated balance sheets.

The following table presents fair value measurements using significant unobservable inputs (Level 3):

($ in thousands)	Derived Participation Investment	Acquisition-Related Contingent Consideration
Beginning balance as of January 1, 2025	$156	$368
Purchases	1,018	—
Settlements	(67)	—
Gains included in earnings(1)	44	—
Ending balance as of March 31, 2025	1,151	368
Purchases	8,449	—
Settlements	(1,699)	(100)
In transit exchanges for new securities(2)	(5,708)	—
Gains included in earnings(1)	1,128	(268)
Ending balance as of December 31, 2025	3,321	—
Losses included in earnings	(38)	—
Ending balance as of March 31, 2026	$3,283	$—

(1)	Gains related to the derived participation investment represent an increase in the asset. Gains related to the acquisition-related contingent consideration represent a decrease in the liability.

(2)	Securitization proceeds held by issuer to be exchanged for new investment.

Derived Participation Investment

The Company has entered into an arrangement with a consumer financing partner to invest in a participation interest in the cash flows of certain financing transactions under the white label financing program with such consumer financing partner (the “Derived Participation Investment”). The fair value of this investment was estimated by discounting the projected cash flows subject to the participation interest. The assumptions in the analysis included loan losses, prepayments, and recoveries derived based on historical observation of such data pertaining to the RV industry, as well as other relevant industries with loan structure similar to that of the RV industry. This is categorized as a Level 3 measurement and there was no significant change in unrealized gains or losses during the three months ended March 31, 2026.

Additionally, as of March 31, 2026 and December 31, 2025, the Company held a $7.5 million investment in a preferred interest of this consumer financing partner, which operates a captive-as-a-service business specializing in financing for RVs and powersports. Since this investment did not have a readily determinable fair value, it was recorded at its cost less impairments, if any.

Contingent Consideration

The Company’s contingent consideration liability was established as part of the consideration for the acquisition of a tire rescue roadside assistance business in June 2024. The fair value of this liability was estimated as the present value of the probability weighted milestone payments at each of the first two anniversaries of the date of the acquisition for a maximum aggregate payment of $0.5 million if all milestones are reached. The assumptions in the analysis included the Company’s assessment of the probability that the milestones will be reached and a discount rate based primarily on the Company’s credit risk and its ability to pay. This was categorized as a Level 3 measurement and there was no significant change in unrealized gains or losses during the three months ended March 31, 2025. Based on milestones reached, the first milestone payment was determined to be $0.1 million and was paid in October 2025. The milestones relating to the second milestone payment could not be reached and did not result in any further milestone payments.

Other Fair Value Disclosures

There have been no transfers of assets or liabilities between the fair value measurement levels and there were no material re-measurements to fair value during 2026 and 2025 of assets and liabilities that are not measured at fair value on a recurring basis.

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

	Fair Value	March 31, 2026		December 31, 2025		March 31, 2025
($ in thousands)	Measurement	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Term Loan Facility	Level 2	$1,289,100	$1,232,845	$1,308,832	$1,285,475	$1,332,960	$1,294,993
Real Estate Facilities	Level 2	119,887	121,131	155,137	158,203	170,732	173,557
Other Long-Term Debt	Level 2	7,502	6,493	7,588	6,622	7,843	6,616

11. Commitments and Contingencies

Litigation

Siverd Complaint

On March 10, 2026, a purported stockholder of the Company filed a putative class action lawsuit captioned Siverd v. Camping World Holdings, Inc., et al., in the United States District Court for the Northern District of Illinois against Camping World Holdings, Inc. and certain current and former officers (together, “Defendants”). The Complaint alleges Defendants violated Section 10(b) of the Securities Exchange Act of 1934, as amended, (the “’34 Act”) by making materially false and/or misleading statements or omitting material facts necessary to make certain statements not misleading related to the business, operations, and prospects of the Company. The lawsuit also alleges Defendants violated Section 20(a) of the ’34 Act by allegedly acting as controlling persons of the Company. The purported stockholder seeks to represent a putative class of investors who purchased or acquired Company’s stock between April 29, 2025 and February 24, 2026 and seeks compensatory damages, attorneys’ fees and costs, and other relief as the court may deem just and proper. The case is in its early stages. Motions for appointment of lead plaintiff are currently due on May 11, 2026. The Company intends to vigorously defend this action and any potential liability that may arise from the alleged claims is not currently probable or reasonably estimable. This litigation could result in financial judgments or the payment of settlement amounts and disputes with insurance carriers concerning coverage.

Weissmann Complaint

On June 22, 2021, FreedomRoads Holding Company, LLC (“FR Holdco”), an indirect wholly-owned subsidiary of CWGS, LLC, filed a one-count complaint captioned FreedomRoads Holding Company, LLC v. Steve Weissmann in the Circuit Court of Cook County, Illinois against Steve Weissmann (“Weissmann”) for breach of contractual obligation under note guarantee (the “Note”) (the “Weissmann Complaint”). On October 8, 2021, Weissmann brought a counterclaim against FR Holdco and third-party defendants Marcus A. Lemonis, NBCUniversal Media, LLC, the Consumer National Broadcasting Company, Camping World, Inc. (“CW”), and Machete Productions (“Machete”) (the “Weissmann Counterclaim”), in which he alleges claims in connection with the Note and his appearance on the reality television show The Profit. Weissmann alleges the following causes of action against FR Holdco and all third-party defendants, including CW: (i) fraud; (ii) fraud in the inducement; (iii) fraudulent concealment; (iv) breach of fiduciary duty; (v) defamation; (vi) defamation per se; (vii) false light; (viii) intentional infliction of emotional distress; (ix) negligence; (x) unjust enrichment; and (xi) RICO § 1962. Weissmann seeks costs and damages in an amount to be proven at trial but no less than the amount in the Note (approximately $2.5 million); in connection with his RICO claim, Weissmann asserts he is entitled to damages in the amount of three times the Note. On February 18, 2022, NBCUniversal, CNBC, and Machete filed a motion to compel arbitration (the “NBC Arbitration Motion”). On May 5, 2022, an agreed order was filed staying the litigation in favor of arbitration. On May 31, 2022, FR Holdco filed an arbitration demand against Weissmann for collection on the Note. Weissmann filed his response and counterclaims, and third-party claims against FR Holdco, CW, Marcus A. Lemonis, NBCUniversal, and Machete on July 7, 2022. On or about July 21, 2022, FR Holdco and the other respondents filed their responses and affirmative defenses. On March 11, 2024, FR Holdco’s arbitration demand and the Weissmann arbitration demand were tried before a single arbitrator pursuant to the JAMS streamlined arbitration rules in a confidential arbitration hearing. On May 23, 2024, the arbitrator issued an interim award in favor of FR Holdco in the amount of $4,318,892, plus interest, costs, and attorneys’ fees as set forth in the Tumbleweed bankruptcy plan and to be determined by the arbitrator in subsequent proceedings. On July 31, 2024, the arbitrator heard the parties’ arguments on the amount of attorneys’ fees and costs owed to FR Holdco, after Weissmann conceded in a written briefing the obligation to pay attorneys’ fees and costs to FR Holdco as the prevailing party. On September 12, 2024, the arbitrator issued a final award in favor of FR Holdco in the amount of $4,990,006, in the manner described in the Tumbleweed bankruptcy plan. Weissmann is jointly and severally liable for $4,106,884 of that amount. On September 24, 2024, Weissmann and Tumbleweed filed a Petition to Vacate Arbitration Award in the Superior Court for the State of California, County of Los Angeles. On September 27, 2024, FR Holdco, CW, Marcus A. Lemonis, NBCUniversal, and Machete filed a Petition to Confirm Arbitration Award in the Superior Court for the State of California, County of Los Angeles. On January 16, 2025, Superior Court for the State of California, County of Los Angeles granted the Petition to Confirm Arbitration Award and denied the Petition to Vacate Arbitration Award, concluding the litigation. On July 8, 2025, Superior Court for the State of California, County of Los Angeles entered the Judgment in favor of FR Holdco, CW, Marcus A. Lemonis, NBCUniversal, and Machete. On August 21, 2025, Weissmann and Tumbleweed filed a notice of appeal. On November 25, 2025, Weissmann and Tumbleweed filed their opening brief in the Second Appellate District of the Court of Appeal of the State of California. FR Holdco, CW, Marcus Lemonis, NBCUniversal, and Machete filed their response brief on February 20, 2026. On April 8, 2026, Weissmann and Tumbleweed filed their reply brief. On July 8, 2025, the Superior Court for the State of California, County of Los Angeles entered the Judgment in favor of FR Holdco, CW, Marcus A. Lemonis, NBCUniversal, and Machete. On August 21, 2025, Weissmann and Tumbleweed filed a notice of appeal. On November 25, 2025, Weissmann and Tumbleweed filed their opening brief in the Second Appellate District of the Court of Appeal of the State of California. FR Holdco, CW, Marcus Lemonis, NBCUniversal, and Machete filed their response brief on February 20, 2026. On April 8, 2026 Weissmann and Tumbleweed filed their reply brief. There can be no assurances that we will be able to collect amounts owed pursuant to the Arbitration Award.

Tumbleweed Complaint

On November 10, 2021, Tumbleweed Tiny House Company, Inc. (“Tumbleweed”) filed a complaint against FR Holdco, CW, Marcus A. Lemonis, NBCUniversal Media, LLC, and Machete Productions in which Tumbleweed alleges claims in connection with the Note and its appearance on the reality television show The Profit (the “Tumbleweed Complaint”), seeking primarily monetary damages. Tumbleweed alleges the following claims against the defendants, including FR Holdco and CW: (i) fraud; (ii) false promise; (iii) breach of fiduciary duty (and aiding and abetting the same); (iv) breach of contract; (v) breach of oral contract; (vi) tortious interference with prospective economic advantage; (vii) fraud in the inducement; (viii) negligent misrepresentation; (ix) fraudulent concealment; (x) conspiracy; (xi) unlawful business practices; (xii) defamation; and (xiii) declaratory judgment. On April 21, 2022, the Court granted a motion to compel arbitration filed by NBCUniversal and joined by all defendants, including FR Holdco, CW, and Marcus A. Lemonis, compelling Tumbleweed’s claims to arbitration. Tumbleweed served its arbitration demand on FR Holdco, CW, and Marcus A. Lemonis on May 17, 2022. FR Holdco, CW, and Marcus A. Lemonis filed responses and affirmative defenses on May 31, 2022. On July 20, 2022, pursuant to the JAMS streamlined arbitration rules, the Tumbleweed Complaint was consolidated together with the Weissmann Complaint. The parties have exchanged discovery. On March 11, 2024, FR Holdco’s arbitration demand and the Weissman arbitration demand were tried before a single arbitrator pursuant to the JAMS streamlined arbitration rules in a confidential arbitration hearing. On May 23, 2024, the arbitrator issued an interim award in favor of all respondents, including FR Holdco, CW, and Lemonis. On July 31, 2024, the arbitrator heard the parties arguments on the amount of attorneys’ fees and costs owed to FR Holdco, CW, Lemonis, and the other defendants, after Tumbleweed conceded the obligation to pay attorneys’ fees and costs to the prevailing parties. On September 12, 2024, the arbitrator issued a final award in favor of FR Holdco, CW, Lemonis in the amount of $3,793,455 in attorneys’

fees and $626,611 in costs. The arbitrator also awarded $4,990,006 in favor of FR Holdco. On September 24, 2024, Weissmann and Tumbleweed filed a Petition to Vacate Arbitration Award in the Superior Court for the State of California, County of Los Angeles. On September 27, 2024, FR Holdco, CW, Marcus A. Lemonis, NBCUniversal, and Machete filed a Petition to Confirm Arbitration Award in the Superior Court for the State of California, County of Los Angeles. On January 16, 2025, Superior Court for the State of California, County of Los Angeles granted the Petition to Confirm Arbitration Award and denied the Petition to Vacate Arbitration Award, concluding the litigation. On July 8, 2025, the Superior Court for the State of California, County of Los Angeles entered the Judgment in favor of FR Holdco, CW, Marcus A. Lemonis, NBCUniversal, and Machete. On August 21, 2025, Weissmann and Tumbleweed filed a notice of appeal. On November 25, 2025, Weissmann and Tumbleweed filed their opening brief in the Second Appellate District of the Court of Appeal of the State of California. FR Holdco, CW, Marcus Lemonis, NBCUniversal, and Machete filed their response brief on February 20, 2026. On April 8, 2026, Weissmann and Tumbleweed filed their reply brief. There can be no assurances that we will be able to collect amounts owed pursuant to the Arbitration Award.

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

Marcus A. Lemonis

On December 2, 2025, Marcus A. Lemonis informed the Board of Directors (the “Board”) of the Company that he would retire as Chief Executive Officer, Chairman of the Board and as a member of the Board, effective December 31, 2025. Following his retirement from his role as Chief Executive Officer and Chairman of the Board, Mr. Lemonis will continue to be employed with the Company in the non-executive role of Co-Founder and Special Advisor through December 31, 2026. In connection with Mr. Lemonis’ transition to the role of Co-Founder and Special Advisor, on December 2, 2025, the Board approved a second amended and restated employment agreement with Mr. Lemonis (the “Lemonis Second Employment Agreement”), which superseded and replaced his prior employment agreement effective as of January 1, 2026 (“Lemonis First Employment Agreement”).

The Company deemed the 2026 service conditions relating to the Lemonis Second Employment Agreement to be nonsubstantive for accounting purposes, so the Company accrued Mr. Lemonis’ 2026 salary of $1.5 million as of December 31, 2025, which was the date that Mr. Lemonis retired from the position of Chairman and Chief Executive Officer. See Note 17 — Stock-Based Compensation Plans for details on Mr. Lemonis’ stock-based compensation and other compensation that may be settled in shares.

Thomas E. Kirn and Lindsey J. Christen

On April 7, 2026, the Compensation Committee (the “Compensation Committee”) of the Board  approved a second amended and restated employment agreement with Thomas E. Kirn, the Company’s Chief Financial Officer (the “Kirn Employment Agreement”) and a second amended and restated employment agreement with Lindsey J. Christen, the Company’s Chief Administrative and Legal Officer (the “Christen

Employment Agreement”), which superseded and replaced their prior employment agreements effective as of January 1, 2026. Under each of the Kirn Employment Agreement and Christen Employment Agreement the term will end on March 31, 2029 and December 31, 2028, respectively, the annual base salary was increased to $650,000 and $700,000, respectively, the executive is eligible for an annual target incentive bonus of 100% of their base salary, and the executive is eligible for annual grants of PSUs with an target payout of 40,000 and 50,000 PSUs, respectively, that will vest based on annual performance goals.

Financial Assurances

In the normal course of business, the Company obtains standby letters of credit and surety bonds from financial institutions and other third parties. These instruments guarantee the Company’s future performance and provide third parties with financial and performance assurance in the event that the Company does not perform. These instruments support a wide variety of the Company’s business activities. As of March 31, 2026, December 31, 2025, and March 31, 2025, outstanding standby letters of credit issued through our Floor Plan Facility were $15.4 million, $15.4 million, and $14.3 million, respectively (see Note 4 — Inventories and Floor Plan Payables). The outstanding standby letters of credit issued through the Senior Secured Credit Facilities as of March 31, 2026, December 31, 2025, and March 31, 2025 were $4.9 million (see Note 8 — Long-Term Debt). As of March 31, 2026, December 31, 2025, and March 31, 2025, outstanding surety bonds were $24.5 million, $25.0 million, and $25.3 million, respectively. The underlying liabilities to which these instruments relate are reflected on the Company’s condensed consolidated balance sheets, where applicable. Therefore, no additional liability is reflected for the letters of credit and surety bonds themselves.

12. Statement of Cash Flows

Supplemental disclosures of cash flow information for the following periods were as follows:

	Three Months Ended March 31,
($ in thousands)	2026	2025
Cash paid (received) during the period for:
Interest	$46,752	$46,441
Income taxes	(104)	(1,015)
Noncash investing and financing activities:
Leasehold improvements paid by lessor	—	79
Capital expenditures in accounts payable and accrued liabilities	7,785	8,616
Prior period deposit applied to portion of purchase price of RV dealership acquisition	—	11,000

13. Acquisitions

During the three months ended March 31, 2026 and 2025, subsidiaries of the Company acquired the assets of multiple RV dealerships that constituted businesses under GAAP. The Company used cash and borrowings under its Floor Plan Facility to complete the acquisitions. The Company considers acquisitions of independent dealerships to be a fast and capital efficient alternative to opening new store locations to expand its business and grow its customer base. The acquired businesses were recorded at their estimated fair values under the acquisition method of accounting. The balance of the purchase prices in excess of the fair values of net assets acquired were recorded as goodwill.

During the three months ended March 31, 2026, the RV and Outdoor Retail segment acquired the assets of one RV dealership location for a purchase price of approximately $7.0 million. Separate from this acquisition, during the three months ended March 31, 2026, the Company purchased real property for an aggregate purchase price of $1.4 million.

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

The estimated fair values of the assets acquired and liabilities assumed for the acquisitions discussed above consist of the following, net of insignificant measurement period adjustments relating to acquisitions from the respective previous year:

	Three Months Ended March 31,
($ in thousands)	2026	2025
Tangible assets (liabilities) acquired (assumed):
Inventories, net	4,662	73,507
Prepaid expenses and other assets	—	58
Property and equipment, net	44	1,414
Operating lease assets	—	9,366
Accrued liabilities	—	(144)
Current portion of operating lease liabilities	—	(1,055)
Other current liabilities	—	(463)
Operating lease liabilities, net of current portion	—	(8,312)
Total tangible net assets acquired	4,706	74,371
Goodwill	2,329	17,193
Purchase price of acquisitions	7,035	91,564
Application of deposit paid in prior period	—	(11,000)
Cash paid for acquisitions, net of cash acquired	7,035	80,564
Inventory purchases financed via floor plan	(3,627)	(71,181)
Cash payment net of floor plan financing	$3,408	$9,383

The fair values above for the three months ended March 31, 2026 are preliminary as they are subject to measurement period adjustments for up to one year from the date of acquisition as new information is obtained about facts and circumstances that existed as of the acquisition date relating to the valuation of the acquired assets, primarily the acquired inventories.

The primary items that generated the goodwill are the value of the expected synergies between the acquired businesses and the Company and the acquired assembled workforce, neither of which qualify for recognition as a separately identified intangible asset. For the three months ended March 31, 2026 and 2025, acquired goodwill of $2.3 million and $17.2 million, respectively, was expected to be deductible for tax purposes.

Included in the condensed consolidated financial statements for the three months ended March 31, 2026 were insignificant amounts of revenue and pre-tax loss from the acquired dealership from the applicable acquisition date. Included in the condensed consolidated financial statements for the three months ended March 31, 2025 were revenue of $11.8 million and pre-tax income of $0.1 million from the acquired dealerships from the applicable acquisition dates. Pro forma information on these acquisitions has not been included, because the Company has deemed them to not be individually or cumulatively material.

14. Income Taxes

CWH is organized as a Subchapter C corporation and, as of March 31, 2026, was a 61.4% owner of CWGS, LLC (see Note 16 — Non-Controlling Interests). CWGS, LLC is organized as a limited liability company and treated as a partnership for U.S. federal and most applicable state and local income tax purposes and as such, is generally not subject to any U.S. federal entity-level income taxes. However, certain active CWGS, LLC subsidiaries, including Americas Road and Travel Club, Inc.; and FreedomRoads RV, Inc. and their wholly-owned subsidiaries, are subject to entity-level taxes as they are, or subject to income taxes as, Subchapter C corporations (“C-Corp”).

Effective Income Tax Rate

For the three months ended March 31, 2026 and 2025, the Company's effective income tax rate was 0.3% and 12.3%, respectively. The decrease in the tax rate for the three months ended March 31, 2026, reflects the computation of the provision for income taxes based on a projected annual effective tax rate while excluding loss jurisdictions, which cannot be benefitted.

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

The Company determines its quarterly income tax provision using an estimated annual effective tax rate excluding loss jurisdictions, which cannot be benefited, that considers expected annual income, statutory tax rates, and available tax planning opportunities across the jurisdictions where it operates. Current income taxes are recorded based on statutory obligations for the current period for certain C-Corp taxable entities within the Company. Accordingly, income tax provisions for these jurisdictions were recorded for the three months ended March 31, 2026.

Tax Receivable Agreement

CWH is party to a tax receivable agreement (the “Tax Receivable Agreement”) that provides for the payment by CWH to the Continuing Equity Owners and Crestview Partners II GP, L.P. of 85% of the amount of tax benefits, if any, CWH actually realizes, or in some circumstances is deemed to realize, as a result of (i) increases in the tax basis from the purchase of common units from Crestview Partners II GP, L.P in exchange for Class A common stock in connection with the consummation of the IPO and the related transactions and any future redemptions that are funded by CWH and any further redemptions of common units by Continuing Equity Owners and (ii) certain other tax benefits attributable to payments made under the Tax Receivable Agreement. The above payments are predicated on CWGS, LLC making an election under Section 754 of the Internal Revenue Code effective for each tax year in which a redemption of common units for cash or stock occurs. These tax benefit payments are not conditioned upon one or more of the Continuing Equity Owners or Crestview Partners II GP, L.P. maintaining a continued ownership interest in CWGS, LLC. In general, the Continuing Equity Owners’ and Crestview Partners II GP, L.P.’s rights under the Tax Receivable Agreement are assignable, including to transferees of its common units in CWGS, LLC (other than CWH as transferee pursuant to a redemption of common units in CWGS, LLC). CWH has determined it is more likely than not it will not benefit from the entirety of the remaining 15% of the tax benefits, and has remeasured the liability under the Tax Receivable Agreement. During the three months ended March 31, 2026, CWH paid $1.4 million under the Tax Receivable Agreement liability.

If utilization of the deferred tax assets subject to the Tax Receivable Agreement becomes more likely than not in the future, CWH expects to record additional liability related to the Tax Receivable Agreement which will be recognized as an expense and recorded to Tax Receivable Agreement liability adjustment in the condensed consolidated statements of operations.

During the three months ended March 31, 2026, the Company filed an entity classification election for CWFR Capital, LLC, which was treated as a liquidation event. As a result, the Company recognized a net income tax benefit of $0.6 million related to this entity classification election.

During the three months ended March 31, 2026 and 2025, there were no redemptions of common units by Continuing Equity Owners.

15. Related Party Transactions

Transactions with Directors, Equity Holders and Executive Officers

During the three months ended March 31, 2026, Mr. Lemonis received base salary of $0.4 million in cash relating to his non-executive role of Co-Founder and Special Advisor under the Lemonis Second Employment Agreement.

16. Non-Controlling Interests

The following table summarizes the CWGS, LLC common unit ownership by CWH and the Continuing Equity Owners:

	As of March 31, 2026		As of December 31, 2025		As of March 31, 2025
	Common Units	Ownership %	Common Units	Ownership %	Common Units	Ownership %
CWH	63,519,784	61.4%	63,436,696	61.4%	62,569,449	61.1%
Continuing Equity Owners	39,895,393	38.6%	39,895,393	38.6%	39,895,393	38.9%
Total	103,415,177	100.0%	103,332,089	100.0%	102,464,842	100.0%

For the three months ended March 31, 2026 and 2025, contributions from and distributions to holders of LLC common units represented tax refunds and tax payments, respectively, made on behalf of the Continuing Equity Owners.

The following table summarizes the effects of changes in ownership in CWGS, LLC on the Company’s equity:

	Three Months Ended March 31,
($ in thousands)	2026	2025
Net loss attributable to Camping World Holdings, Inc.	$(16,402)	$(12,280)
Transfers to non-controlling interests:
Increase in additional paid-in capital as a result of the vesting of restricted stock units	311	446
Decrease in additional paid-in capital as a result of repurchases of Class A common stock for withholding taxes on vested RSUs	(507)	(871)
Change from net loss attributable to Camping World Holdings, Inc. and transfers to non-controlling interests	$(16,598)	$(12,705)

17. Stock-Based Compensation Plans

The following table summarizes the stock-based compensation (“SBC”) that has been included in the following line items within the condensed consolidated statements of operations during:

	Three Months Ended March 31,
($ in thousands)	2026	2025
Stock-based compensation expense:
Costs applicable to revenue	$130	$125
Selling, general, and administrative	4,644	7,145
Total stock-based compensation expense	$4,774	$7,270

The following table summarizes stock option, restricted stock unit (“RSU”) and performance stock unit (“PSU”) activities for the three months ended March 31, 2026:

	Stock	Restricted	Performance
(in thousands)	Options	Stock Units	Stock Units
Outstanding at December 31, 2025	138	1,915	750
Vested	—	(127)	—
Forfeited	(4)	(8)	—
Outstanding at March 31, 2026	134	1,780	750
Exercisable at March 31, 2026	134	n/a	n/a

RSUs

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

PSUs

In January 2025, pursuant to the Lemonis First Employment Agreement, the Company granted Mr. Lemonis an award of PSUs under the 2016 Plan with respect to 750,000 PSUs if earned at “target” levels of performance, which will be eligible to vest based on the achievement of specified stock price hurdles over what was originally a three year performance period ending on December 31, 2027. However, if the Lemonis Second Employment Agreement is not extended, pursuant to the PSU award agreement with Mr. Lemonis the end of the post-termination measurement period will be February 16, 2027 and any tranche that has not met its stock price target will be forfeited. The PSUs are comprised of four tranches of 187,500 PSUs with hurdles ranging from $32.50 per share to $47.50 per share in $5.00 per share increments. The achievement of the stock price hurdles is based on the average 30 consecutive trading day closing stock price of the Company’s Class A common stock.

In April 2026, under the Kirn Employment Agreement and the Christen Employment Agreement, the Company granted PSUs to Mr. Kirn and Ms. Christen with respect to a target number of 40,000 and 50,000 PSUs, respectively. The PSUs granted to Mr. Kirn and Ms. Christen will be eligible to be earned based on an Adjusted EBITDA performance target for fiscal year 2026. In the event that actual performance exceeds or falls below target performance, the percentage of the earned PSUs will be adjusted upward or downward, as applicable, by an amount equal to 200% of the percentage by which actual performance exceeds or falls short of target performance; provided that in no event shall the number of PSUs eligible to vest for any year be less than 50% of the target number of PSUs or greater than 150% of the target number of PSUs. The earned PSUs will vest on the date on which the Compensation Committee certifies the Adjusted EBITDA achievement, which certification shall occur within ten (10) business days following the filing of the Company’s Annual Report on Form 10-K for fiscal year 2026, subject to the executive’s continued employment or service through such date.

Liability-Classified Share-Based Awards

Pursuant to the Lemonis Second Employment Agreement, Mr. Lemonis’ 2026 compensation includes a $2.3 million bonus (“2026 Bonus”) and an additional $3.8 million lump-sum payment at the end of the term of the Lemonis Second Employment Agreement in December 2026 (“Final Payment”), each of which can be settled in cash or shares of Class A common stock based on the closing stock price on the settlement date. Since the 2026 Bonus and the Final Payment may be settled in cash or shares, are expected to be settled in shares, and a settlement in shares would result in a variable number of shares based on a fixed monetary amount, these payments will each be recorded as liability-classified share-based awards (“Liability-Classified Awards”).

The Company deemed the 2026 service conditions relating to the Lemonis Second Employment Agreement to be nonsubstantive for accounting purposes, so all of the stock-based compensation expense relating to the Liability-Classified Awards was recognized by December 31, 2025, which was the date that Mr. Lemonis retired from the position of Chairman and Chief Executive Officer.

Although both the 2026 Bonus and Final Payment are expected to settle in December 2026, if they had settled on March 31, 2026 in shares, the Company would have issued 329,428 and 549,048 shares of Class A common stock, respectively.

18. Loss Per Share

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

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted loss per share of Class A common stock:

	Three Months Ended March 31,
(In thousands except per share amounts)	2026	2025
Numerator:
Net loss	$(26,661)	$(24,682)
Less: net loss attributable to non-controlling interests	10,259	12,402
Net loss attributable to Camping World Holdings, Inc. — basic	$(16,402)	$(12,280)
Add: reallocation of net loss attributable to non-controlling interests from the assumed redemption of common units of CWGS, LLC for Class A common stock	—	(9,191)
Net loss attributable to Camping World Holdings, Inc. — diluted	$(16,402)	$(21,471)
Denominator:
Weighted-average shares of Class A common stock outstanding — basic	63,478	62,531
Dilutive common units of CWGS, LLC that are convertible into Class A common stock	—	39,895
Weighted-average shares of Class A common stock outstanding — diluted	63,478	102,426

Loss per share of Class A common stock — basic	$(0.26)	$(0.20)
Loss per share of Class A common stock — diluted	$(0.26)	$(0.21)

Weighted-average anti-dilutive securities excluded from the computation of diluted loss per share of Class A common stock:
Stock options to purchase Class A common stock	136	155
Liability-classified awards	578	—
Restricted stock units	1,847	2,383
Common units of CWGS, LLC that are convertible into Class A common stock	39,895	—

Weighted-average contingently issuable shares excluded from the computation of diluted loss per share of Class A common stock since all necessary conditions had not been satisfied:
Performance stock units(1)	750	750

(1)	See Note 17 – Stock-Based Compensation Plans for further details of PSUs.

Shares of the Company’s Class B common stock and Class C common stock do not share in the earnings or losses of the Company and are therefore not participating securities. As such, separate basic and diluted loss per share of Class B common stock or Class C common stock under the two-class method has not been presented.

19. Segments Information

The Company has the following two reportable segments: (i) Good Sam Services and Plans, and (ii) RV and Outdoor Retail. The Company evaluates performance for all of its reportable segments based on Segment Adjusted EBITDA. The Company defines “Segment Adjusted EBITDA” as the reportable segments’ total revenue less segment expenses which are comprised of (i) adjusted costs applicable to revenue, (ii) intersegment costs applicable to revenues, (iii) adjusted SG&A expense, (iv) floor plan interest expense, and

(v) other segment items. Segment expenses exclude depreciation and amortization and certain noncash and other items that the Chief Operating Decision Maker (“CODM”) does not consider in his evaluation of ongoing operating performance. These excluded items include (a) SBC and (b) loss and/or impairment on investments in equity securities. As of March 31, 2026, the Company’s CODM was Matthew D. Wagner, the Company’s Chief Executive Officer and President.

Reportable segment revenue; segment adjusted EBITDA; depreciation and amortization; other interest expense, net; total assets; and capital expenditures are as follows:

	Three Months Ended March 31, 2026		Three Months Ended March 31, 2025
	Good Sam	RV and	Good Sam	RV and
	Services	Outdoor	Services	Outdoor
($ in thousands)	and Plans	Retail	and Plans	Retail
Revenue:
Good Sam Services and Plans	$48,458	$—	$46,208	$—
New vehicles	—	587,694	—	621,432
Used vehicles	—	403,780	—	422,351
Products, service and other	—	158,420	—	164,992
Finance and insurance, net	—	146,100	—	148,667
Good Sam Club	—	10,153	—	9,874
Intersegment revenue(1)	892	1,382	808	2,404
Total revenue before intersegment eliminations	49,350	1,307,529	47,016	1,369,720

Segment expenses:
Adjusted costs applicable to revenue(2)	18,862	932,274	17,677	966,094
Intersegment costs applicable to revenue(3)	616	2,047	587	2,625
Adjusted selling, general, and administrative(4)	7,789	342,922	7,642	369,732
Floor plan interest expense	—	21,819	—	18,306
Other segment items(5)	—	(98)	—	(40)
Segment Adjusted EBITDA	$22,083	$8,565	$21,110	$13,003

(1)	Intersegment revenue consists of segment revenue that is eliminated in our condensed consolidated statements of operations.
(2)	Adjusted costs applicable to revenue exclude SBC expense and intersegment costs applicable to revenue.
(3)	Intersegment costs applicable to revenue consist of segment costs applicable to revenue that are eliminated in our condensed consolidated statements of operations.
(4)	Adjusted SG&A expenses exclude SBC expense and intersegment operating expenses.
(5)	Other segment items include (i) intersegment operating expenses, which are eliminated in our condensed consolidated statements of operations, and (ii) other expense, net excluding loss and/or impairment on investments in equity securities.

	Three Months Ended March 31,
($ in thousands)	2026	2025
Revenue:
Good Sam Services and Plans Segment	$49,350	$47,016
RV and Outdoor Retail Segment	1,307,529	1,369,720
Total segment revenue	1,356,879	1,416,736
Intersegment eliminations	(2,274)	(3,212)
Total revenue	1,354,605	1,413,524
Segment Adjusted EBITDA:
Good Sam Services and Plans Segment	22,083	21,110
RV and Outdoor Retail Segment	8,565	13,003
Total Segment Adjusted EBITDA	30,648	34,113
Corporate SG&A excluding SBC(1)	(2,949)	(2,926)
Depreciation and amortization	(22,718)	(22,544)
Long-lived asset impairment	—	(620)
Loss on lease termination and/or remeasurement	(64)	—
(Loss) gain on sale or disposal of assets	(168)	1,823
Stock-based compensation(2)	(4,774)	(7,270)
Loss and impairment on investments in equity securities(3)	(162)	(157)
Other interest expense, net	(26,849)	(30,531)
Intersegment eliminations(4)	291	(41)
Loss before income taxes	$(26,745)	$(28,153)

(1)	Corporate SG&A excluding SBC represents corporate SG&A expenses that are not allocated to the segments and are comprised primarily of the costs associated with being a public company. This amount excludes the SBC relating to the Board of Directors for their service as board members that is not allocated to the segments, since it is presented as part of the SBC reconciling line item in this table.
(2)	This SBC amount includes SBC allocated to the segments and SBC relating to the Board of Directors for their service as board members that is not allocated to the segments (See Note 17 — Stock-Based Compensation Plans).
(3)	Represents loss and/or impairment on investments in equity securities and interest income relating to any notes receivables with those investments. These amounts are included in other expense, net in the condensed consolidated statements of operations.
(4)	Represents the net impact of intersegment eliminations on income (loss) before income taxes.

	Three Months Ended March 31,
($ in thousands)	2026	2025
Depreciation and amortization:
Good Sam Services and Plans	$1,117	$901
RV and Outdoor Retail	21,601	21,643
Total depreciation and amortization	$22,718	$22,544

	Three Months Ended March 31,
($ in thousands)	2026	2025
Other interest expense, net:
Good Sam Services and Plans	$(37)	$(52)
RV and Outdoor Retail	5,192	6,409
Subtotal	5,155	6,357
Corporate & other	21,694	24,174
Total other interest expense, net	$26,849	$30,531

	March 31,	December 31,	March 31,
($ in thousands)	2026	2025	2025
Assets:
Good Sam Services and Plans	$98,012	$127,282	$88,377
RV and Outdoor Retail	5,029,419	4,906,137	4,818,291
Subtotal	5,127,431	5,033,419	4,906,668
Corporate & other	8,856	10,915	240,542
Total assets	$5,136,287	$5,044,334	$5,147,210

	Three Months Ended March 31,
($ in thousands)	2026	2025
Capital expenditures:
Good Sam Services and Plans	$4,639	$2,905
RV and Outdoor Retail	31,396	69,190
Total capital expenditures	$36,035	$72,095

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes included in Part I, Item 1 of this Form 10-Q, as well as our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 27, 2026 (the “Annual Report”). This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various important factors, including those set forth under “Risk Factors” included in Part I, Item 1A of our Annual Report, the “Cautionary Note Regarding Forward-Looking Statements” in this Form 10-Q and in other parts of this Form 10-Q. Except to the extent that differences among reportable segments are material to an understanding of our business taken as a whole, we present the discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations on a consolidated basis.

Overview

Camping World Holdings, Inc. (together with its subsidiaries) is America’s largest retailer of RVs and related products and services. Through our Camping World and Good Sam brands, our vision is to make it easy for everyone to enjoy RVing and empower our customers’ joy of travel. We strive to build long-term value for our customers, employees, and stockholders by combining a comprehensive offering of RV products and services with a national network of RV dealerships, service centers and customer support centers. We also believe that our Good Sam organization and family of highly-specialized services and plans, including roadside assistance, protection plans and insurance, uniquely enable us to protect our customers on the road ahead. On March 31, 2026, we operated a total of 199 locations, with all of them selling and/or servicing RVs. See Note 1 – Summary of Significant Accounting Policies to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

A summary of the changes in quantities and types of retail stores and changes in same stores from March 31, 2025 to March 31, 2026, are in the table below:

	RV	RV Service &		Same
	Dealerships	Retail Centers	Total	Store(1)
Number of store locations as of March 31, 2025	208	1	209	186
Opened	4	—	4	—
Temporarily closed	(1)	—	(1)	(1)
Closed	(13)	—	(13)	(10)
Achieved designation of same store (1)	—	—	—	11
Number of store locations as of March 31, 2026	198	1	199	186

(1)	Our same store revenue and units calculations for a given period include only those stores that were open both at the end of the corresponding period and at the beginning of the preceding fiscal year.

Industry Trends

According to the RV Industry Association’s (“RVIA”) survey of manufacturers, which almost entirely focuses on North America, wholesale shipments of new RVs for 2025 totaled 342,220 units, representing a 2.5% increase compared to 2024. In the Spring 2026 edition of RV RoadSigns, the quarterly forecast prepared by ITR Economics for the RVIA projected RV wholesale shipments to reach a median of 349,900 units in 2026, or 2.2% higher than 2025, with a range of approximately 332,800 to 367,000 units. RV wholesale shipments for the first three months of 2026 totaled 97,848 units, a decrease of 12.1% compared to the same period in the prior year per the March 2026 survey of manufacturers prepared by the RVIA. According to Statistical Surveys, Inc. (“SSI”) aggregation of North American RV retail transactions, new RV registrations in the U.S. declined by 2.4% to 314,677 registrations for the twelve-month period ended February 28, 2026 compared to the comparable period ended February 28, 2025. Used RV registrations experienced only a slight decrease in registrations over the same period. Additionally, SSI reported a decrease of new RV registrations in the U.S. of 10.2% and 24.1% for January and February 2026, respectively, compared to the same periods of 2025. While SSI new RV registration data was not available for March 2026, we expect that our same store new vehicle unit sales decline of 8.7% for the first quarter of 2026 was less than the overall decrease in new RV registrations in the U.S. for the same period, since we believe we significantly outperformed the new RV registration decreases in January and February 2026 based on our internal data. We, as well as the overall U.S. RV industry, were negatively impacted by adverse weather in the southeast portion of the U.S. during January and February 2026, which typically has a higher proportion of RV sales during those months compared to other portions of the U.S. that are normally impacted by the cold weather at that time.

The U.S. and Israeli military conflict with Iran, which began on February 28, 2026, has resulted in an increase in the price of gasoline, which, if sustained, could apply downward pressure on average selling prices of RVs from the reduction in consumer discretionary spending and/or negatively impact consumer demand for RVs. Additionally, as a result of the conflict, the related increase in energy costs and other disruptions to the global supply chain could increase inflation, which may delay future interest rate cuts or result in higher interest rates as the U.S. Federal Reserve attempts to counteract inflationary pressures. A higher cost of consumer credit could negatively impact demand for RVs and average selling price as interest expense becomes a higher proportion of the customer’s monthly payment.

We are closely monitoring U.S. trade policy developments with countries from which we source product and equipment, such as China, Mexico, and Canada. There is uncertainty as to the extent and duration of additional tariffs that have been or may be imposed on imports from these countries, including additional tariffs enacted in April 2026 on steel and aluminum, which are core materials for RVs. We benefit from the U.S. assembly of new vehicles, which are not subject to tariffs on the assembled product unlike other similar industries that may have their products assembled in China, Mexico, or Canada. However, many of our U.S.-based suppliers source some of their components from these countries, which has resulted, and may continue to result, in higher procurement costs. For the year ended December 31, 2025, our costs applicable to revenue included directly sourced inventory from China, Mexico, and Canada of approximately $37.6 million, $10.5 million and $2.3 million, respectively.

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

Results of Operations

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

Unless otherwise indicated, all financial comparisons in this section of Results of Operations compare our financial results for the three months ended March 31, 2026 to our financial results from the three months ended March 31, 2025. The following table sets forth information comparing the components of net loss for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31, 2026		March 31, 2025
		Percent of		Percent of	Favorable/ (Unfavorable)
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%
Revenue:
Good Sam Services and Plans	$48,458	3.6%	$46,208	3.3%	$2,250	4.9%
RV and Outdoor Retail
New vehicles	587,694	43.4%	621,432	44.0%	(33,738)	(5.4%)
Used vehicles	403,780	29.8%	422,351	29.9%	(18,571)	(4.4%)
Products, service and other	158,420	11.7%	164,992	11.7%	(6,572)	(4.0%)
Finance and insurance, net	146,100	10.8%	148,667	10.5%	(2,567)	(1.7%)
Good Sam Club	10,153	0.7%	9,874	0.7%	279	2.8%
Subtotal	1,306,147	96.4%	1,367,316	96.7%	(61,169)	(4.5%)
Total revenue	1,354,605	100.0%	1,413,524	100.0%	(58,919)	(4.2%)

Gross profit (exclusive of depreciation and amortization shown separately below):
Good Sam Services and Plans	29,549	2.2%	28,487	2.0%	1,062	3.7%
RV and Outdoor Retail
New vehicles	71,781	5.3%	85,073	6.0%	(13,292)	(15.6%)
Used vehicles	71,282	5.3%	78,390	5.5%	(7,108)	(9.1%)
Products, service and other	75,647	5.6%	80,253	5.7%	(4,606)	(5.7%)
Finance and insurance, net	146,100	10.8%	148,667	10.5%	(2,567)	(1.7%)
Good Sam Club	8,980	0.7%	8,758	0.6%	222	2.5%
Subtotal	373,790	27.6%	401,141	28.4%	(27,351)	(6.8%)
Total gross profit	403,339	29.8%	429,628	30.4%	(26,289)	(6.1%)

Operating expenses:
Selling, general, and administrative	358,304	26.5%	387,445	27.4%	29,141	7.5%
Depreciation and amortization	22,718	1.7%	22,544	1.6%	(174)	(0.8%)
Long-lived asset impairment	—	—	620	0.0%	620	100.0%
Loss on lease termination and/or remeasurement	64	0.0%	—	—	(64)	n/m
Loss (gain) on sale or disposal of assets	168	0.0%	(1,823)	(0.1%)	(1,991)	(109.2%)
Total operating expenses	381,254	28.1%	408,786	28.9%	27,532	6.7%
Income from operations	22,085	1.6%	20,842	1.5%	1,243	6.0%
Other expense:
Floor plan interest expense	(21,819)	(1.6%)	(18,306)	(1.3%)	(3,513)	(19.2%)
Other interest expense, net	(26,849)	(2.0%)	(30,531)	(2.2%)	3,682	12.1%
Other expense, net	(162)	(0.0%)	(158)	(0.0%)	(4)	(2.5%)
Total other expense	(48,830)	(3.6%)	(48,995)	(3.5%)	165	0.3%
Loss before income taxes	(26,745)	(2.0%)	(28,153)	(2.0%)	1,408	5.0%
Income tax benefit	84	0.0%	3,471	0.2%	(3,387)	(97.6%)
Net loss	(26,661)	(2.0%)	(24,682)	(1.7%)	(1,979)	(8.0%)
Less: net loss attributable to non-controlling interests	10,259	0.8%	12,402	0.9%	(2,143)	(17.3%)
Net loss attributable to Camping World Holdings, Inc.	$(16,402)	(1.2%)	$(12,280)	(0.9%)	$(4,122)	(33.6%)

n/m- not meaningful

Supplemental Data

	Three Months Ended March 31,		Increase		Percent
	2026	2025	(decrease)		Change
Unit sales
New vehicles	15,218	16,726	(1,508)		(9.0%)
Used vehicles	13,464	13,939	(475)		(3.4%)
Total	28,682	30,665	(1,983)		(6.5%)

Average selling price
New vehicles	$38,618	$37,154	$1,464		3.9%
Used vehicles	29,990	30,300	(310)		(1.0%)

Same store unit sales(1)
New vehicles	14,509	15,900	(1,391)		(8.7%)
Used vehicles	12,906	13,256	(350)		(2.6%)
Total	27,415	29,156	(1,741)		(6.0%)

Same store revenue(1) ($ in 000s)
New vehicles	$561,507	$591,604	$(30,097)		(5.1%)
Used vehicles	386,827	404,247	(17,420)		(4.3%)
Products, service and other	134,846	138,113	(3,267)		(2.4%)
Finance and insurance, net	140,613	142,863	(2,250)		(1.6%)
Total	$1,223,793	$1,276,827	$(53,034)		(4.2%)

Average gross profit per unit
New vehicles	$4,717	$5,086	$(369)		(7.3%)
Used vehicles	5,294	5,624	(330)		(5.9%)
Finance and insurance, net per vehicle unit	5,094	4,848	246		5.1%
Total vehicle front-end yield(2)	10,082	10,179	(97)		(1.0%)

Gross margin
Good Sam Services and Plans	61.0%	61.6%	(67)	bps
New vehicles	12.2%	13.7%	(148)	bps
Used vehicles	17.7%	18.6%	(91)	bps
Products, service and other	47.8%	48.6%	(89)	bps
Finance and insurance, net	100.0%	100.0%	unch
Good Sam Club	88.4%	88.7%	(25)	bps
Subtotal RV and Outdoor Retail	28.6%	29.3%	(72)	bps
Total gross margin	29.8%	30.4%	(62)	bps

Retail locations
RV dealerships	198	208	(10)		(4.8%)
RV service & retail centers	1	1	—		0.0%
Total	199	209	(10)		(4.8%)

RV and Outdoor Retail inventories ($ in 000s)
New vehicles	$1,548,659	$1,509,594	$39,065		2.6%
Used vehicles	465,383	406,728	58,655		14.4%
Products, parts, accessories and misc.	172,329	202,628	(30,299)		(15.0%)
Total RV and Outdoor Retail inventories	$2,186,371	$2,118,950	$67,421		3.2%

Vehicle inventory per location ($ in 000s)
New vehicle inventory per dealer location	$7,822	$7,258	$564		7.8%
Used vehicle inventory per dealer location	2,350	1,955	395		20.2%

Vehicle inventory turnover(3)
New vehicle inventory turnover	1.7	1.8	(0.1)		(3.1%)
Used vehicle inventory turnover	3.0	3.5	(0.5)		(13.8%)

Other data
Active Customers(4)	3,998,211	4,140,985	(142,774)		(3.4%)
Good Sam Club members (5)	1,649,168	1,702,017	(52,849)		(3.1%)
Service bays (6)	2,834	2,911	(77)		(2.6%)
Finance and insurance gross profit as a % of total vehicle revenue	14.7%	14.2%	49	bps	n/a
Same store locations	186	n/a	n/a		n/a

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

Revenue and Gross Profit

Good Sam Services and Plans

Good Sam Services and Plans revenue increased primarily from increased sales of the Good Sam branded extended vehicle warranty program.

Good Sam Services and Plans gross profit increased primarily due to the increase in revenue from the higher margin Good Sam branded extended vehicle warranty programs, partially offset by the 67 basis point decrease in Good Sam Services and Plan gross margin. Good Sam Services and Plans gross margin decreased primarily due to higher costs for certain programs such as roadside assistance and Good Sam TravelAssist.

RV and Outdoor Retail

New vehicles

New vehicles revenue decreased primarily due to a 9.0% decrease in new vehicles unit sales partially offset by a 3.9% increase in the average selling price per new vehicle sold. On a same store basis, new vehicles revenue decreased 5.1% to $561.5 million resulting from an 8.7% decrease in new vehicles units sold partially offset by a 4.0% increase in the average price per vehicle sold.

New vehicles gross profit decreased primarily due to a 9.0% decrease in new vehicles unit sales and the 148 basis point decrease in new vehicles gross margin. The new vehicles gross margin decrease was primarily driven by a 5.7% increase in the average cost per new vehicle sold partially offset by the 3.9% increase in the average selling price per new vehicle sold.

Used vehicles

Used vehicles revenue decreased primarily due to a 3.4% decrease in used vehicles unit sales, and a 1.0% decrease in the average selling price per used vehicle sold. On a same store basis, used vehicles revenue decreased 4.3% to $386.8 million resulting from a decrease in used vehicles unit sales of 2.6% and a 1.7% decrease in average sales price per used vehicle sold.

Used vehicles gross profit decreased primarily due to the 3.4% decrease in used vehicles unit sales and 91 basis point decrease in used vehicles gross margin. The used vehicles gross margin decrease was primarily driven by the 1.0% decrease in the average sales price per used vehicle sold.

Products, service and other

Products, service and other revenue decreased primarily due to reduced service and collision work. On a same store basis, products, service and other revenue decreased 2.4% to $134.8 million.

Products, service and other gross profit decreased primarily due to reduced vehicle units sold. Products, service and other gross margin decreased 89 basis points to 47.8%, driven by a lower mix of higher margin service and collision revenue and increased labor rates.

Finance and insurance, net

Finance and insurance revenue and gross profit is recorded net, since the Company is acting as an agent in the transaction, and commission is recognized when a finance and insurance product contract payment has been received or financing has been arranged. The finance and insurance, net revenue decrease was driven by fewer contracts sold on new vehicles, resulting from a 9.0% decrease in new vehicle unit sales, partially offset by a 1.6% increase in total vehicle average selling price, as certain finance and insurance, net offerings correlate with the selling price of vehicles. Finance and insurance, net revenue as a percentage of new and used vehicle revenue was 14.7%, a 49 basis point increase from the prior year. On a same store basis, finance and insurance, net revenue decreased 1.6%.

Good Sam Club

Good Sam Club revenue and gross profit increased mainly due to memberships provided with vehicle sales shifting from three-year, lower-tier memberships to one-year, elite-tier memberships. This aligns with the current marketing strategy and increased annual pricing due to enhanced benefits, including loyalty points. These gains were partially offset by a 3.1% decline in paid members (excluding free basic plan members), as higher prices contributed to lower renewal rates.

Operating Expenses and Other

Selling, general, and administrative expenses

Selling, general, and administrative expenses decreased primarily due to an $18.9 million decrease in employee cash compensation costs excluding commissions, resulting primarily from headcount reduction during the second half of 2025; a $6.4 million decrease in advertising expenses; a $5.1 million decrease in commissions costs; and a $2.5 million decrease in stock-based compensation expense (“SBC”), partially offset by a $2.5 million increase for software expenses and maintenance.

Floor plan interest expense

The increase in floor plan interest expense was primarily due to a 28.7% increase in the average floor plan balance partially offset by a 47 basis point decrease in the average floor plan borrowing rate. The average interest rate for the Floor Plan Facility for the three months ended March 31, 2026 and 2025 was 5.88% and 6.35%, respectively.

Other interest expense, net

Other interest expense, net decreased primarily due to reduced interest rates and reduced borrowings on our Term Loan Facility and our Real Estate Facilities. The average interest rate for the Term Loan Facility for the three months ended March 31, 2026 and 2025 was 6.36% and 6.96%, respectively. The average interest rate on the M&T Real Estate Facility (as defined in Note 8 – Long Term Debt) for three months ended March 31, 2026 and 2025 was 6.41% and 6.64%, respectively.

Income tax benefit

The decrease in income tax benefit was primarily due to the Company’s inability to recognize a tax benefit for the losses incurred during the period because of its continued recognition of a full valuation allowance against the net deferred tax assets of its public holding company, CWH. See Note 14 ― Income Taxes to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further details.

Segment Results

The following table sets forth information comparing select components of Segment Adjusted EBITDA for each of our segments for the periods presented:

	Three Months Ended March 31,
	2026		2025		Favorable /
		Percent of		Percent of	(Unfavorable)
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%
Good Sam Services and Plans:
Revenue:
External revenue	$48,458	98.2%	$46,208	98.3%	$2,250	4.9%
Intersegment revenue(1)	892	1.8%	808	1.7%	84	10.4%
Total revenue before intersegment eliminations	49,350	100.0%	47,016	100.0%	2,334	5.0%

Segment expenses:
Adjusted costs applicable to revenue(2)	18,862	38.2%	17,677	37.6%	(1,185)	(6.7%)
Intersegment costs applicable to revenue(3)	616	1.2%	587	1.2%	(29)	(4.9%)
Adjusted selling, general, and administrative(4)	7,789	15.8%	7,642	16.3%	(147)	(1.9%)
Segment Adjusted EBITDA	$22,083	44.7%	$21,110	44.9%	$973	4.6%

RV and Outdoor Retail:
Revenue:
External revenue	$1,306,147	99.9%	$1,367,316	99.8%	$(61,169)	(4.5%)
Intersegment revenue(1)	1,382	0.1%	2,404	0.2%	(1,022)	(42.5%)
Total revenue before intersegment eliminations	1,307,529	100.0%	1,369,720	100.0%	(62,191)	(4.5%)

Segment expenses:
Adjusted costs applicable to revenue(2)	932,274	71.3%	966,094	70.5%	33,820	3.5%
Intersegment costs applicable to revenue(3)	2,047	0.2%	2,625	0.2%	578	22.0%
Adjusted selling, general, and administrative(4)	342,922	26.2%	369,732	27.0%	26,810	7.3%
Floor plan interest expense	21,819	1.7%	18,306	1.3%	(3,513)	(19.2%)
Other segment items(5)	(98)	(0.0%)	(40)	(0.0%)	58	145.0%
Segment Adjusted EBITDA	$8,565	0.7%	$13,003	0.9%	$(4,438)	(34.1%)

(1)	Intersegment revenue consists of segment revenue that is eliminated in our consolidated statements of operations.
(2)	Adjusted costs applicable to revenue excludes SBC expense and intersegment costs applicable to revenue.
(3)	Intersegment costs applicable to revenue consist of segment costs applicable to revenue that are eliminated in our consolidated statements of operations.
(4)	Adjusted selling, general, and administrative expenses exclude SBC expense and intersegment operating expenses.
(5)	Other segment items include (i) intersegment operating expenses, which are eliminated in our consolidated statements of operations, and (ii) other expense, net excluding loss and/or impairment on investments in equity securities.

Good Sam Services and Plans Segment

See the “Revenue and Gross Profit” section above for a discussion of impacts to revenue for Good Sam Services and Plans. Adjusted costs applicable to segment revenues reflected increased costs associated with increased marketing costs, and costs associated with increased revenue in our extended vehicle warranty programs. The adjusted selling, general, and administrative expenses increased primarily from increased consulting expense, partially offset by reduced legal, audit and recruitment expenses. The Good Sam Services and Plans Segment Adjusted EBITDA increase was driven primarily by the increase in external revenue discussed above, partially offset by the increase in adjusted costs applicable to revenue and additional adjusted selling, general, and administrative expenses. Intersegment revenue and intersegment costs applicable to revenue did not have a significant impact on the decrease in Segment Adjusted EBITDA.

RV and Outdoor Retail Segment

See the “Revenue and Gross Profit” section above for a discussion of impacts to revenue for RV and Outdoor Retail and “Floor plan interest expense” section above for a discussion of the increase in floor plan interest expense. Adjusted costs applicable to segment revenue decreased from (i) lower total vehicle costs driven by 6.5% lower total unit sales, partially offset by the increase in the average cost per new vehicles sold discussed above, and (ii) lower products, service and other costs applicable to revenue primarily from the same drivers of the decrease in revenue discussed above. Adjusted selling, general, and administrative expense decreased primarily due to $19.1 million of reduced employee cash compensation expense, $6.4 million of reduced advertising expenses, and $5.1 million of reduced commissions, partially offset by $2.5 million of increased software and maintenance expense, and $1.4 million of increased rent expense. The RV and Outdoor Retail Segment Adjusted EBITDA decreased from the decreases in revenue, and the increased floor plan interest expense, partially offset by reduced adjusted costs applicable to segment revenue discussed above, and reduced adjusted selling, general, and administrative expense. Intersegment revenue and intersegment costs applicable to revenue did not have a significant impact on the decrease in Segment Adjusted EBITDA.

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

The following table reconciles Segment Adjusted EBITDA to consolidated Adjusted EBITDA:

	Three Months Ended March 31,
($ in thousands)	2026	2025
Good Sam Services and Plans Segment Adjusted EBITDA	$22,083	$21,110
RV and Outdoor Retail Segment Adjusted EBITDA	8,565	13,003
Total Segment Adjusted EBITDA	30,648	34,113
Corporate and Other Adjusted EBITDA	(2,658)	(2,967)
Total Adjusted EBITDA	$27,990	$31,146

The following table reconciles EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin to the most directly comparable GAAP financial performance measures:

	Three Months Ended March 31,
($ in thousands)	2026	2025
EBITDA and Adjusted EBITDA:
Net loss	$(26,661)	$(24,682)
Other interest expense, net	26,849	30,531
Depreciation and amortization	22,718	22,544
Income tax benefit	(84)	(3,471)
Subtotal EBITDA	22,822	24,922
Long-lived asset impairment (a)	—	620
Loss on lease termination and/or remeasurement (b)	64	—
Loss (gain) on sale or disposal of assets, net (c)	168	(1,823)
SBC (d)	4,774	7,270
Loss and/or impairment on investments in equity securities (e)	162	157
Adjusted EBITDA	$27,990	$31,146

	Three Months Ended March 31,
(as percentage of total revenue)	2026	2025
Adjusted EBITDA margin:
Net loss margin	(2.0%)	(1.7%)
Other interest expense, net	2.0%	2.2%
Depreciation and amortization	1.7%	1.6%
Income tax benefit	(0.0%)	(0.2%)
Subtotal EBITDA margin	1.7%	1.8%
Long-lived asset impairment (a)	—	0.0%
Loss on lease termination and/or remeasurement (b)	0.0%	—
Loss (gain) on sale or disposal of assets, net (c)	0.0%	(0.1%)
SBC (d)	0.4%	0.5%
Loss and/or impairment on investments in equity securities (e)	0.0%	0.0%
Adjusted EBITDA margin	2.1%	2.2%

(a)	Represents long-lived asset impairment charges related to the RV and Outdoor Retail segment. See Note 5 – Long-Lived Asset Impairment to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional information.
(b)	Represents the loss on termination of operating leases resulting from lease termination fees and the derecognition of the operating lease assets and liabilities.
(c)	Represents an adjustment to eliminate the gains and losses on disposals and sales of various assets.
(d)	Represents noncash SBC expense relating to employees, directors, and consultants of the Company.
(e)	Represents losses and/or impairment on investments in equity securities and interest income relating to any notes receivables with those investments.

Adjusted Net Loss Attributable to Camping World Holdings, Inc. and Adjusted Loss Per Share

We define “Adjusted Net Loss Attributable to Camping World Holdings, Inc. – Basic” as net loss attributable to Camping World Holdings, Inc. adjusted for the impact of certain noncash and other items that we do not consider in our evaluation of ongoing operating performance. These items include, among other things, long-lived asset impairment, loss on lease termination and/or remeasurement, loss (gain) on sale or disposal of assets, net, SBC, loss and/or impairment on investments in equity securities, other unusual or one-time items, the income tax (expense) benefit effect of these adjustments, income tax expense impact from significant change in valuation allowance against deferred tax assets, and the effect of net loss attributable to non-controlling interests from these adjustments.

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

The following table reconciles Adjusted Net Loss Attributable to Camping World Holdings, Inc. – Basic, Adjusted Net Loss Attributable to Camping World Holdings, Inc. – Diluted, Adjusted Loss Per Share – Basic, and Adjusted Loss Per Share – Diluted to the most directly comparable GAAP financial performance measure:

	Three Months Ended March 31,
(In thousands except per share amounts)	2026	2025
Numerator:
Net loss attributable to Camping World Holdings, Inc.	$(16,402)	$(12,280)
Adjustments related to basic calculation:
Long-lived asset impairment (a):
Gross adjustment	—	620
Income tax expense for above adjustment (b)	—	(95)
Loss on lease termination and/or remeasurement (c):
Gross adjustment	64	—
Loss (gain) on sale or disposal of assets (d):
Gross adjustment	168	(1,823)
Income tax benefit for above adjustment (b)	—	278
SBC (e):
Gross adjustment	4,774	7,270
Income tax expense for above adjustment (b)	(3)	(1,114)
Loss and/or impairment on investments in equity securities (f):
Gross adjustment	162	157
Income tax expense for above adjustment (b)	—	(24)
Adjustment to net loss attributable to non-controlling interests resulting from the above adjustments (g)	(1,994)	(2,420)
Adjusted net loss attributable to Camping World Holdings, Inc. – basic	(13,231)	(9,431)
Adjustments related to diluted calculation:
Reallocation of net loss attributable to non-controlling interests from the dilutive redemption of common units in CWGS, LLC (h)	—	(9,982)
Income tax on reallocation of net loss attributable to non-controlling interests from the dilutive redemption of common units in CWGS, LLC (i)	—	2,609
Adjusted net loss attributable to Camping World Holdings, Inc. – diluted	$(13,231)	$(16,804)
Denominator:
Weighted-average Class A common shares outstanding – basic	63,478	62,531
Adjustments related to diluted calculation:
Dilutive redemption of common units in CWGS, LLC for shares of Class A common stock (j)	—	39,895
Adjusted weighted average Class A common shares outstanding – diluted	63,478	102,426

Adjusted loss per share - basic	$(0.21)	$(0.15)
Adjusted loss per share - diluted	$(0.21)	$(0.16)

Anti-dilutive amounts (k):
Numerator:
Reallocation of net loss attributable to non-controlling interests from the anti-dilutive redemption of common units in CWGS, LLC (h)	$(8,265)	$—
Denominator:
Anti-dilutive redemption of common units in CWGS, LLC for shares of Class A common stock (j)	39,895	—
Anti-dilutive liability-classified awards (j)	578	—
Anti-dilutive restricted stock units (j)	103	254

Reconciliation of per share amounts:
Loss per share of Class A common stock — basic	$(0.26)	$(0.20)
Non-GAAP Adjustments (l)	0.05	0.05
Adjusted loss per share - basic	$(0.21)	$(0.15)

Loss per share of Class A common stock — diluted	$(0.26)	$(0.21)
Non-GAAP Adjustments (l)	0.05	0.05
Adjusted loss per share - diluted	$(0.21)	$(0.16)

(a)	Represents long-lived asset impairment charges related to the RV and Outdoor Retail segment. See Note 5 – Long-Lived Asset Impairment to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional information.
(b)	Represents the current and deferred income tax expense or benefit effect of the above adjustments. For the three months ended March 31, 2026, the income tax impact for many of the adjustments related to the public holding company, CWH, which had a full valuation allowance against its net deferred tax assets, for which no income tax benefit or expense could be recognized. This assumption uses a blended statutory tax rate of 25.0% for the adjustments for the 2026 and 2025 periods, which represent the estimated tax rates that would apply had the above adjustments been included in the determination of our non-GAAP metric.
(c)	Represents the loss on termination of operating leases resulting from lease termination fees and the derecognition of the operating lease assets and liabilities.

(d)	Represents an adjustment to eliminate the gains and losses on disposals and sales of various assets.
(e)	Represents noncash SBC expense relating to employees, directors, and consultants of the Company.
(f)	Represents losses and/or impairment on investments in equity securities and interest income relating to any notes receivables with those investments.
(g)	Represents the adjustment to net loss attributable to non-controlling interests resulting from the above adjustments that impact the net loss of CWGS, LLC. This adjustment uses the non-controlling interest’s weighted average ownership of CWGS, LLC of 38.6% and 39.0% for the three months ended March 31, 2026 and 2025, respectively.
(h)	Represents the reallocation of net loss attributable to non-controlling interests from the impact of the assumed change in ownership of CWGS, LLC from stock options, restricted stock units, and/or common units of CWGS, LLC.
(i)	Represents the income tax expense effect of the above adjustment for reallocation of net loss attributable to non-controlling interests. For the three months ended March 31, 2026, the income tax impact of this reallocation adjustment related to the public holding company, CWH, which had a full valuation allowance against its net deferred tax assets, for which no income tax benefit or expense could be recognized. This assumption uses a blended statutory tax rate of 25.0% for the adjustments for the 2026 and 2025 periods.
(j)	Represents the impact to the denominator for stock options, liability-classified awards restricted stock units, and/or common units of CWGS, LLC.
(k)	The below amounts have not been considered in our adjusted loss per share – diluted amounts as the effect of these items are anti-dilutive. Additionally, 750,000 performance stock units granted in January 2025 were excluded from the calculation of our adjusted loss per share – diluted, since they represent contingently issuable shares for which all of the necessary conditions had not been satisfied (see Note 17 — Stock-Based Compensation Plans to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q).
(l)	Represents the per share impact of the Non-GAAP adjustments to net loss detailed above (see (a) through (g) above).

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

The following table reconciles SG&A Excluding SBC to the most directly comparable GAAP financial performance measure:

	Three Months Ended March 31,
($ in thousands)	2026	2025
SG&A Excluding SBC:
SG&A	$358,304	$387,445
SBC - SG&A	(4,644)	(7,145)
SG&A Excluding SBC	$353,660	$380,300
As a percentage of gross profit	87.7%	88.5%

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

Our additional liquidity needs are expected to include public company costs; payment of cash dividends, if any; any exercise of the redemption right by the Continuing Equity Owners from time to time (should we elect to redeem common units for a cash payment); payments under the Tax Receivable Agreement to the extent that tax benefits underlying the Tax Receivable Agreement are realizable; and state and federal taxes to the extent not reduced as a result of the tax deductions generated by (i) payments under the Tax Receivable Agreement and (ii) redemptions of common units by the Continuing Equity Owners. The Continuing Equity Owners may exercise such redemption right for as long as their common units remain outstanding. Although the actual timing and amount of any payments that may be made under the Tax Receivable Agreement will vary, we expect that the payments that we will be required to make to the Continuing Equity Owners, Former Profits Unit Holders and Crestview Partners II GP, L.P. may be significant if the tax benefits underlying the Tax Receivable Agreement are realizable. Any payments made by us to Continuing Equity Owners, Former Profits Unit Holders and Crestview Partners II GP, L.P. under the Tax Receivable Agreement will generally reduce the amount of overall cash flow that might have otherwise been available to us or to CWGS, LLC and, to the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, the unpaid amounts generally will be deferred and will accrue interest until paid by us; provided, however, that nonpayment for a specified period may constitute a material breach of a material obligation under the Tax Receivable Agreement and therefore may accelerate payments due under the Tax Receivable Agreement. For a discussion of the Tax Receivable Agreement, see Note 14 — Income Taxes to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

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

Acquisitions and Capital Expenditures

During the three months ended March 31, 2026, the RV and Outdoor Retail segment purchased real property for an aggregate purchase price of $1.4 million.

Over the twelve months ended March 31, 2026, our store location count decreased by 10 store locations, as we consolidated 10 store locations during that period to improve overall cost efficiency of the remaining store locations. In addition to the 10 consolidated locations, we closed three locations, temporarily closed one location, and opened four new locations. Over the next twelve months, our expansion of existing and new dealerships through construction and acquisition is expected to cost between $26.0 million and $31.0 million from a combination of business acquisitions and capital expenditures relating to land, buildings, and improvements. These cost estimates exclude amounts for acquired inventories, which are primarily financed through our Floor Plan Facility. Additionally, the cost estimates do not consider potential funding received through sale leaseback transactions or other means for real estate and construction activities. We will update our cost estimates in future periodic reports, if necessary, as there are further developments. Factors that could impact the quantity of future locations or the cost to acquire or open those locations include, but are not limited to, our ability to locate potential acquisition targets or greenfield locations in a geographic area and at a cost that meets our success criteria; continued strong cash flow generation to fund these acquisitions and new locations; and availability of financing.

Tax Receivable Agreement Liability

We paid $1.4 million under the Tax Receivable Agreement during the three months ended March 31, 2026. While we cannot currently rely on future taxable income to support realizability of our deferred tax assets and related payments due under the Tax Receivable Agreement, it may be possible that payments that could be due under the Tax Receivable Agreement for the 2026 tax year could approximate up to $9.0 million, if any, which would be payable in 2028. As of March 31, 2026, we did not have a Tax Receivable Agreement liability balance recorded on our condensed consolidated balance sheet.

See Note 14 — Income Taxes to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional information.

Other Cash Requirements or Commitments

Substantially all of our new RV inventory and, at times, certain of our used RV inventory is financed under our Floor Plan Facility (defined in Note 4 – Inventories and Floor Plan Payables to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q). See “Summary of Credit Facilities, Other Long-Term Debt, and Finance Lease Arrangements” for a summary of the cash requirements related to our indebtedness.

Cash requirements relating to the Supplier Agreement, operating and finance lease obligations, and service and marketing sponsorship agreements have not materially changed since our Annual Report.

Sources of Liquidity and Capital

We believe that our sources of liquidity and capital including cash provided by operating activities, equity offerings and borrowings under our various credit facilities, other long-term debt, and finance lease arrangements (see “Summary of Credit Facilities, Other Long-Term Debt, and Finance Lease Arrangements” below), including additional borrowing capacity where applicable, will be sufficient to finance our continued operations, growth strategy, including the opening of any additional store locations, required payments for our obligations under the Tax Receivable Agreement to the extent that tax benefits underlying the Tax Receivable Agreement are realizable, and additional expenses we expect to incur for at least the next twelve months.

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

As of March 31, 2026, December 31, 2025, and March 31, 2025, we had working capital of $390.4 million, $435.1 million, and $509.4 million, respectively, including $199.8 million, $215.0 million, and $20.9 million, respectively, of cash and cash equivalents. Within current liabilities, which are deducted from current assets to calculate our working capital, we had deferred revenues of $87.9 million, $90.5 million, and $89.1 million as of March 31, 2026, December 31, 2025, and March 31, 2025, respectively. Deferred revenues primarily consists of cash collected for roadside assistance contracts and club memberships in advance of services to be provided, which is deferred and recognized as revenue over the life of the contract or membership, our Good Sam Club loyalty points liability, and deferred revenues for the annual campground guide. We use net proceeds from this deferred membership revenue to lower our long-term borrowings and finance our working capital needs. Our Floor Plan Facility includes a flooring line aggregate interest reduction

(“FLAIR”) offset account that allows us to transfer cash as an offset to the payables under the Floor Plan Facility. The FLAIR offset account was $0.2 million as of March 31, 2026, all of which could have been withdrawn while remaining in compliance with the financial covenants of the Floor Plan Facility. Cash may be transferred from the FLAIR offset account to cash and cash equivalents at our discretion.

Seasonality

We have experienced, and expect to continue to experience, variability in revenue, net income, and cash flows as a result of annual seasonality in our business (see Note 1 — Summary of Significant Accounting Policies — Seasonality to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q).

Cash Flow

The following table shows summary cash flow information:

	Three Months Ended March 31,
($ in thousands)	2026	2025
Net cash used in operating activities	$(65,583)	$(232,479)
Net cash provided by (used in) investing activities	9,486	(145,428)
Net cash provided by financing activities	40,881	190,401
Net decrease in cash and cash equivalents	$(15,216)	$(187,506)

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

Net cash used in operating activities was $65.6 million in the three months ended March 31, 2026, a decrease of $166.9 million from $232.5 million of net cash used in operating activities in the three months ended March 31, 2025. The decrease was primarily due to a $160.6 million change in the working capital adjustment for inventory, a $17.4 million change in the working capital adjustment for prepaid expenses and other assets, and a $10.4 million change in the working capital adjustment for receivables and contracts in transit, partially offset by a $17.2 million change in the working capital adjustment for accounts payable and other accrued expenses.

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

The table below summarizes our capital expenditures:

	Three Months Ended March 31,
($ in thousands)	2026	2025
IT hardware and software	$13,627	$5,628
Greenfield and acquired dealership locations	1,598	4,692
Existing store locations	19,404	13,040
Corporate and other	25	151
Total capital expenditures	$34,654	$23,511

Our capital expenditures consist primarily of investing in acquired and greenfield retail and RV dealership locations, existing retail locations, information technology, hardware, and software. The expected minimum capital expenditures relating to new dealerships and real estate purchases through March 31, 2027 are discussed above. As of March 31, 2026, we had entered into contracts for construction, including remodels, new buildings, or other projects for an aggregate future capital expenditures commitment of $19.8 million. There were no other material commitments for capital expenditures as of March 31, 2026.

Net cash provided by investing activities was $9.5 million for the three months ended March 31, 2026. The $9.5 million of cash provided by investing activities was primarily comprised of $52.4 million of proceeds from the sale or disposal of real property, partially offset by $34.7 million of capital expenditures primarily related to retail locations, and $7.0 million for the acquisition of RV dealerships, net of cash acquired.

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

Our net cash provided by financing activities was $40.9 million for the three months ended March 31, 2026. The $40.9 million of cash provided by financing activities was primarily due to $99.6 million of net proceeds on borrowings under the Floor Plan Facility, partially offset by payments totaling $56.3 million on long-term debt.

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

Summary of Credit Facilities, Other Long-Term Debt, and Finance Lease Arrangements

As of March 31, 2026, we had outstanding debt in the form of our Senior Secured Credit Facilities, our Floor Plan Facility, our Real Estate Facilities, other long-term debt, and finance lease obligations. We may from time to time seek to refinance, retire or exchange our outstanding debt. Such refinancings, repayments or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

The following table shows a summary of the outstanding balances, current portion, and remaining available borrowings under our credit facilities, other long-term debt and finance lease arrangements (see definitions and further details in Note 4 – Inventories and Floor Plan Payables, Note 8 – Long-Term Debt, and Note 9 – Lease Obligations to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q) as of March 31, 2026:

			Current	Remaining
($ in thousands)	Outstanding		Portion	Available
Floor Plan Facility:
Notes payable - floor plan	$1,671,492		$1,671,492	$350,639	(1)
Revolving line of credit	—		—	70,000	(2)
Senior Secured Credit Facilities:
Term Loan Facility	1,289,100		14,015	—
Revolving Credit Facility	—		—	22,750	(3)
Other:
Real Estate Facilities	119,887	(4)	10,732	57,390
Other long-term debt	7,502		3,078	—
Finance lease obligations	123,196		8,610	—
	$3,211,177		$1,707,927	$500,779

(1)	The unencumbered borrowing capacity for the Floor Plan Facility represents the additional borrowing capacity less any accounts payable for sold inventory and less any purchase commitments. Additional borrowings are subject to the vehicle collateral requirements under the Floor Plan Facility. The Floor Plan Facility also includes an accordion feature allowing us, at our option, to request to increase the aggregate amount of the floor plan notes payable in $50.0 million increments up to a maximum amount of $300.0 million. The Floor Plan Lenders are not under any obligation to provide commitments in respect of any future increase under the accordion feature. In February 2025, FreedomRoads, LLC entered into an amendment to the Floor Plan Facility, which (a) increased the commitment for floor plan borrowings by $300.0 million to $2.15 billion, (b) increased the commitment for the letter of credit facility by $15.0 million to $45.0 million, and (c) extended the maturity date from September 30, 2026 to the earlier of, if applicable, (i) February 18, 2030 or (ii) March 5, 2028, if the Company’s Term Loan Facility (as defined and discussed in Note 8 — Long-Term Debt) has not been repaid, refinanced, or defeased and the maturity has not been extended by at least 180 days after February 18, 2030.
(2)	The revolving line of credit borrowings are subject to a borrowing base calculation but were not limited as of March 31, 2026.
(3)	The Revolving Credit Facility remaining available balance was reduced by outstanding undrawn letters of credit. The Credit Agreement requires compliance with a Total Net Leverage Ratio covenant when borrowings on the Revolving Credit Facility (excluding certain amounts relating to letters of credit) are over a 35%, or $22.8 million, threshold (Note 8 – Long-Term Debt to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q). The otherwise remaining available borrowings of $60.1 million were reduced by $37.3 million to $22.8 million in light of this financial covenant as of March 31, 2026.
(4)	Additional borrowings on the Real Estate Facilities are subject to a debt service coverage ratio covenant and to the property collateral requirements under the Real Estate Facilities. In August 2024, we amended the M&T Real Estate Facility to increase the borrowing capacity by $50.0 million, which was not deducted from our option to request an additional $100.0 million of principal capacity. The lenders under the M&T Real Estate Facility are not under any obligation to provide commitments in respect of any such increase.

As of March 31, 2026 and 2025, the applicable interest rate for the floor plan notes payable under the Floor Plan Facility was 5.93% and 6.34%, respectively. As of March 31, 2026 and 2025, the average interest rate for the Term Loan Facility was 6.28% and 6.94%, respectively. Our combined floor plan interest expense and other interest expense, net decreased $0.2 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily as a result of reduced interest rates for our Term Loan Facility, our Floor Plan Facility and our Real Estate Facilities, and reduced borrowings on our Real Estate Facilities, partially offset by increased average borrowings on the Floor Plan Facility.

Sale/Leaseback Arrangements

We have in the past and may in the future enter into sale-leaseback transactions to finance certain property acquisitions and capital expenditures, pursuant to which we sell property and/or leasehold improvements to third parties and agree to lease those assets back for a certain period of time. Such sales generate proceeds which vary from period to period. In the first three months of 2026 and 2025, we entered into sale-leaseback transactions for two and one properties, respectively, each associated with store locations in the RV and Outdoor Retail segment, and received consideration of $6.9 million and $3.5 million of cash, respectively. We recorded a $0.1 million loss for the three months ended March 31, 2026 that was included in loss (gain) on sale or disposal of assets in the condensed consolidated statements of operations. No gain or loss was recorded for the three months ended March 31, 2025. We entered into lease agreements for the properties as the lessee with each of the buyers with lease terms of 19 years.

Deferred Revenue

Deferred revenue consists of our sales for products not yet recognized as revenue at the end of a given period. Our deferred revenue as of March 31, 2026 was $143.5 million.

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

Recent Accounting Pronouncements

See Note 1 – Summary of Significant Accounting Policies to our condensed consolidated financial statements in Item 1, Part I of this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For a discussion of the Company’s quantitative and qualitative disclosures about market risks, see Item 7A. Quantitative and Qualitative Disclosures About Market Risks, in our Annual Report. As of March 31, 2026, there have been no material changes in this information.

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

Evaluation of Disclosure Controls and Procedures

Our management, carried out an evaluation, under the supervision and participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Form 10-Q. Based on our management’s evaluation, our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control performed during the fiscal quarter ended March 31, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.  Legal Proceedings

See Note 11 – Commitments and Contingencies to our condensed consolidated financial statements in Item 1, Part I of this Form 10-Q for information on legal proceedings that constitute material contingencies for financial reporting purposes that could have a material effect on our financial condition or results of operations.

.

Item 1A. Risk Factors

There have been no material changes to our risk factors as previously disclosed in Item 1A of Part I of our Annual Report other than as described below.

Our business model is impacted by general economic conditions in our markets, including inflation and interest rates, as well as the health of the RV industry, geopolitical conflicts, and ongoing economic and financial uncertainties could cause a decline in consumer spending that could adversely affect our business, financial condition and results of operations.

As a business that relies on consumer discretionary spending, we have in the past and may in the future be adversely affected if our customers reduce, delay or forego their purchases of our services, protection plans and products as a result of:

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

In February 2026, the United States and Israel launched coordinated military strikes against Iran, which retaliated with missile attacks across the region. Although we do not have material operations in the Middle East, the ongoing conflict and any further escalation, has and could continue to lead to significant disruption of global energy supplies and increases in global energy prices, which could reduce consumer demand for RVs and apply downward pressure on average selling prices, particularly given the seasonal nature of our business and our reliance on discretionary consumer spending during peak spring and summer selling months. The conflict could also heighten inflationary pressures on our input costs and supply chain, adversely affect global supply chains, energy markets, commodity prices, currency exchange rates, interest rates, financial markets and overall macroeconomic conditions, increase our borrowing costs under our variable-rate credit facilities, reduce the availability or increase the cost of debt financing, and adversely impact consumer spending patterns in markets in which we operate. While the impacts of the conflict between the United States, Israel and Iran may have an adverse effect on our business, financial condition and results of operations, we are unable to predict the extent or nature of these impacts at this time.

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

We have been named in the past, are currently named and may be named in the future as defendants of class action lawsuits, including wage and hour class action litigation. We have been and currently are subject to securities class action litigation and may be subject to similar or other litigation in the future. For information regarding these lawsuits, refer to Note 11, Commitments and Contingencies – Litigation of our consolidated financial statements included in Item 1, Part I of this Form 10-Q.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Since we are a holding company, our ability to pay cash dividends on our Class A common stock, if any, depends on our receipt of cash distributions from CWGS, LLC and, through CWGS, LLC, cash distributions and dividends from its operating subsidiaries, which may restrict our ability to pay dividends as a result of the laws of their jurisdiction of organization, agreements of our subsidiaries or covenants under any existing and future outstanding indebtedness we or our subsidiaries incur. In particular, our ability to pay any cash dividends on our Class A common stock is limited by restrictions on the ability of CWGS, LLC and our other subsidiaries and us to pay dividends or make distributions to us under the terms of our Senior Secured Credit Facilities and Floor Plan Facility. See “Dividend Policy” included in Part II, Item 5 of our Annual Report and “Risk Factors ─ Risks Relating to Ownership of Our Class A Common Stock ─ Our ability and intention to pay dividends on our Class A common stock, if any, is subject to the discretion of our Board of Directors and may be limited by our structure and statutory restrictions” included in Part I, Item 1A of our Annual Report.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

(a)	Disclosure in lieu of reporting on a Current Report on Form 8-K.

None.

(b)	Material changes to the procedures by which security holders may recommend nominees to the board of directors.

None.

(c)	Insider trading arrangements and policies.

During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.  Exhibits

Exhibits Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Camping World Holdings, Inc.	10-Q	001-37908	3.1	11/10/16

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Camping World Holdings, Inc., dated May 16, 2025	8-K	001-37908	3.1	5/19/25

3.3	Amended and Restated Bylaws of Camping World Holdings, Inc.	10-Q	001-37908	3.2	5/1/25

4.1	Specimen Stock Certificate evidencing the shares of Class A common stock	S-1/A	333-211977	4.1	9/13/16

10.1	Second Amended and Restated Employment Agreement, effective as of January 1, 2026, by and between Thomas E. Kirn, Camping World Holdings, Inc. and CWGS Enterprises, LLC	8-K	001-37908	10.1	4/10/26

10.2	Second Amended and Restated Employment Agreement, effective as of January 1, 2026, by and between Lindsey J. Christen, Camping World Holdings, Inc. and CWGS Enterprises, LLC	8-K	001-37908	10.1	4/10/26

10.3	Form of Performance Stock Unit Award Grant Notice and Performance Stock Unit Award Agreement	8-K	001-37908	10.1	4/10/26

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer					*

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer					*

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
32.1	Section 1350 Certification of Chief Executive Officer					**

32.2	Section 1350 Certification of Chief Financial Officer					**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					***

101.SCH	Inline XBRL Taxonomy Extension Schema Document					***

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					***

101.DEF	Inline XBRL Extension Definition Linkbase Document					***

101.LAB	Inline XBRL Taxonomy Label Linkbase Document					***

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					***

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					***

*     Filed herewith

**    Furnished herewith

***  Submitted electronically herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Camping World Holdings, Inc.

Date: April 30, 2026	By:	/s/ Thomas E. Kirn
Thomas E. Kirn
Chief Financial Officer

(Principal Financial Officer and Principal Accounting Officer)