Form 10-Q
period 2026-06-30
Camping World Holdings, Inc.
filed 2026-07-31
CIK 1669779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of July 24, 2026, the registrant had 63,827,952 shares of Class A common stock, 39,466,964 shares of Class B common stock and one share of Class C common stock outstanding.

Camping World Holdings, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended June 30, 2026

BASIS OF PRESENTATION

As used in this Quarterly Report on Form 10-Q (this “Form 10-Q”), unless the context otherwise requires, references to:

●	“we,” “us,” “our,” “CWH,” the “Company,” “Camping World” and similar references refer to Camping World Holdings, Inc., and, unless referenced as “CWH” or otherwise stated, all of its subsidiaries, including CWGS Enterprises, LLC, which we refer to as “CWGS, LLC” and, unless otherwise stated, all of its subsidiaries.
●	"Active Customer" refers to a customer who has transacted with us in any of the eight most recently completed fiscal quarters prior to the date of measurement. Unless otherwise indicated, the date of measurement is June 30, 2026, our most recently completed fiscal quarter.
●	“Annual Report” refers to our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (“SEC”) on February 27, 2026.
●	“Continuing Equity Owners” refers collectively to ML Acquisition, funds controlled by Crestview Partners II GP, L.P. and the Former Profits Unit Holders and each of their permitted transferees that own common units in CWGS, LLC and who may redeem at each of their options their common units for, at our election (determined solely by our independent directors within the meaning of the rules of the New York Stock Exchange who are disinterested), cash or newly-issued shares of our Class A common stock. Direct exchanges of common units in CWGS, LLC by the Continuing Equity Owners with CWH for Class A common stock are included in the reference to “redemptions” in relation to common units in CWGS, LLC.
●	“Former Profits Unit Holders” refers collectively to Brent Moody, Andris A. Baltins and K. Dillon Schickli, who are members of our Board of Directors, and certain other current and former non-executive employees, former executive officers, and former directors, in each case, who held common units of CWGS, LLC pursuant to CWGS, LLC’s equity incentive plan that was in existence prior to our IPO and received common units of CWGS, LLC in exchange for their profits units in CWGS, LLC.
●	“ML Acquisition” refers to ML Acquisition Company, LLC, a Delaware limited liability company that is indirectly controlled by our former Chairman and Chief Executive Officer, Marcus A. Lemonis.
●	“RV” refers to recreational vehicles.
●	“Tax Receivable Agreement” refers to the tax receivable agreement that the Company entered into with CWGS, LLC, each of the Continuing Equity Owners and Crestview Partners II GP, L.P. in connection with the Company’s IPO.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts contained in this Form 10-Q may be forward-looking statements. Statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, including, among others, statements regarding expected new store location openings and closures, including greenfield locations and acquired locations; market share expectations, sufficiency of our sources of liquidity and capital and potential need for additional financing; future capital expenditures and debt service obligations; refinancing, retirement or exchange of outstanding debt; expectations regarding industry trends and consumer behavior and growth; our product offerings and strategy; inventory management; volatility in sales and potential impact of miscalculating the demand for our products or our product mix; expectations regarding increase of certain expenses in connection with our growth and new or increased tariffs; the Iran conflict’s impact on gasoline prices and consumer demand; potential future tax benefits; expectations regarding our pending litigation; effects of seasonality on our business; future effects of new federal legislation, and our plans related to dividend payments, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “can,” “continue,” “could,” “designed,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would” or the negative of these terms or other similar expressions. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including, but not limited to, the following:

●	general economic conditions in our markets, including inflation and interest rates, as well as the health of the RV industry, and ongoing economic and financial uncertainties;
●	the availability and cost of financing to us and our customers;
●	fuel shortages, high prices for fuel, or changes in energy sources;
●	the well-being, as well as the continued popularity and reputation for quality, of our manufacturers, particularly Thor Industries, Inc. and Forest River, Inc.;
●	changes in consumer preferences for our products or our failure to gauge those preferences;
●	competition in the market for services, protection plans, products and resources targeting the RV lifestyle or RV enthusiast;
●	our expansion into new, unfamiliar markets, businesses, or product lines or categories, as well as delays in opening new RV dealership locations, including greenfield locations and acquisitions;
●	unforeseen expenses, difficulties, and delays encountered in connection with acquisitions;
●	our ability to maintain the strength and value of our brands;
●	our ability to successfully order and manage our inventory to reflect consumer demand in a volatile market and anticipate changing consumer preferences and buying trends;
●	fluctuations in our same store revenue and whether such revenue will be a meaningful indicator of future performance;
●	the cyclical and seasonal nature of our business;
●	our ability to operate and expand our business and to respond to changing business and economic conditions, which depends on the availability of adequate capital;

●	the restrictive covenants imposed by our Senior Secured Credit Facilities and Floor Plan Facility;
●	our ability to execute and achieve the expected benefits of our cost cutting initiatives and impairment charges incurred in connection with previous restructuring initiatives may be materially higher than expected or anticipated;
●	our reliance on our fulfillment and distribution centers for our retail and e-commerce businesses, which may be susceptible to a natural disaster or other serious disruption at any such facility;
●	natural disasters, whether or not caused by climate change, unusual weather conditions, epidemic outbreaks, terrorist acts and political events;
●	our dependence on our relationships with third party providers of services, protection plans, products and resources and a disruption of these relationships or of these providers’ operations;
●	certain of the products that we sell are manufactured abroad and any delays, new or increased tariffs, increased cost or quality control deficiencies in the importation of these products;
●	whether third-party lending institutions and insurance companies will continue to provide financing for RV purchases, insurance and extended service contracts that relate to a portion of our net income;
●	our ability to retain senior executives and attract and retain other qualified employees;
●	risks associated with leasing substantial amounts of space;
●	our private brand offerings exposing us to various risks;
●	whether we incur asset impairment charges for goodwill, intangible assets or other long-lived assets;
●	our business is subject to numerous federal, state and local regulations and litigation risk, and we have been, and may continue to be, named in litigation from time to time;
●	risks related to a failure in our e-commerce operations, security breaches and cybersecurity risks;
●	our inability to maintain or upgrade our information technology systems or our inability to convert to alternate systems in an efficient and timely manner;
●	risks related to disruptions or breaches involving our or our third-party providers’ information technology systems or confidential information or our failure to meet increasingly demanding regulatory requirements;
●	risks relating to our organizational structure and to ownership of shares of our Class A common stock; and
●	the other factors set forth under ‘‘Risk Factors’’ in Item 1A of Part I of our Annual Report and in our other filings with the SEC.

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

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(In Thousands Except Per Share Amounts)

	June 30,	December 31,	June 30,
	2026	2025	2025
Assets
Current assets:
Cash and cash equivalents	$224,069	$215,043	$118,084
Contracts in transit	138,901	53,327	163,767
Accounts receivable, net	161,979	170,498	137,822
Inventories	1,860,298	2,111,900	2,061,160
Prepaid expenses and other assets	68,441	67,338	57,974
Assets held for sale	175	175	15,202
Total current assets	2,453,863	2,618,281	2,554,009

Property and equipment, net	818,734	832,062	910,052
Operating lease assets	786,101	790,974	716,020
Deferred tax assets, net	1,426	1,426	211,435
Intangible assets, net	14,065	15,824	17,602
Goodwill	751,661	749,321	748,561
Other assets	32,943	36,446	34,168
Total assets	$4,858,793	$5,044,334	$5,191,847
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$253,501	$147,707	$283,450
Accrued liabilities	159,683	128,399	182,581
Deferred revenues	88,259	90,456	94,041
Current portion of operating lease liabilities	64,629	65,365	65,488
Current portion of finance lease liabilities	8,920	8,820	19,514
Current portion of Tax Receivable Agreement liability	—	1,416	1,700
Current portion of long-term debt	27,792	57,939	23,023
Notes payable – floor plan, net	1,324,184	1,603,645	1,280,102
Other current liabilities	82,064	79,391	79,167
Total current liabilities	2,009,032	2,183,138	2,029,066

Operating lease liabilities, net of current portion	810,047	804,167	734,083
Finance lease liabilities, net of current portion	124,119	125,384	128,598
Tax Receivable Agreement liability, net of current portion	—	—	148,672
Long-term debt, net of current portion	1,377,503	1,413,618	1,483,470
Deferred revenues	50,782	56,773	63,337
Other long-term liabilities	88,506	89,455	88,042
Total liabilities	4,459,989	4,672,535	4,675,268
Commitments and contingencies
Stockholders' equity:
Preferred stock, par value $0.01 per share – 20,000 shares authorized; none issued and outstanding	—	—	—
Class A common stock, par value $0.01 per share – 250,000 shares authorized; 63,828, 63,437 and 62,649 shares issued and outstanding, respectively	638	634	626
Class B common stock, par value $0.0001 per share – 75,000 shares authorized; 39,466 shares issued and outstanding	4	4	4
Class C common stock, par value $0.0001 per share – 0.001 share authorized, issued and outstanding	—	—	—
Additional paid-in capital	223,593	216,944	205,383
Retained earnings	21,466	11,008	134,525
Total stockholders' equity attributable to Camping World Holdings, Inc.	245,701	228,590	340,538
Non-controlling interests	153,103	143,209	176,041
Total stockholders' equity	398,804	371,799	516,579
Total liabilities and stockholders' equity	$4,858,793	$5,044,334	$5,191,847

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(In Thousands Except Per Share Amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenue:
Good Sam Services and Plans	$54,629	$54,213	$103,087	$100,421
RV and Outdoor Retail
New vehicles	869,047	915,106	1,456,741	1,536,538
Used vehicles	580,322	572,271	984,102	994,622
Products, service and other	217,563	222,890	375,983	387,882
Finance and insurance, net	201,677	201,198	347,777	349,865
Good Sam Club	10,801	10,270	20,954	20,144
Subtotal	1,879,410	1,921,735	3,185,557	3,289,051
Total revenue	1,934,039	1,975,948	3,288,644	3,389,472
Costs applicable to revenue (exclusive of depreciation and amortization shown separately below):
Good Sam Services and Plans	20,886	21,947	39,795	39,668
RV and Outdoor Retail
New vehicles	773,986	788,873	1,289,899	1,325,232
Used vehicles	484,681	455,239	817,179	799,200
Products, service and other	114,707	116,412	197,480	201,151
Good Sam Club	1,401	1,222	2,574	2,338
Subtotal	1,374,775	1,361,746	2,307,132	2,327,921
Total costs applicable to revenue	1,395,661	1,383,693	2,346,927	2,367,589
Operating expenses:
Selling, general, and administrative	410,860	437,489	769,164	824,934
Depreciation and amortization	24,634	23,419	47,352	45,963
Long-lived asset impairment	13,099	—	13,099	620
(Gain) loss on lease termination and/or remeasurement	(8)	(107)	56	(107)
(Gain) loss on sale or disposal of assets	(2,055)	1,185	(1,887)	(638)
Total operating expenses	446,530	461,986	827,784	870,772
Income from operations	91,848	130,269	113,933	151,111
Other expense:
Floor plan interest expense	(19,852)	(20,989)	(41,671)	(39,295)
Other interest expense, net	(26,912)	(30,836)	(53,761)	(61,367)
Other expense, net	—	(2,600)	(162)	(2,758)
Total other expense	(46,764)	(54,425)	(95,594)	(103,420)
Income before income taxes	45,084	75,844	18,339	47,691
Income tax expense	(1,371)	(18,321)	(1,287)	(14,850)
Net income	43,713	57,523	17,052	32,841
Less: net income attributable to non-controlling interests	(16,853)	(27,307)	(6,594)	(14,905)
Net income attributable to Camping World Holdings, Inc.	$26,860	$30,216	$10,458	$17,936

Earnings per share of Class A common stock:
Basic	$0.42	$0.48	$0.16	$0.29
Diluted	$0.42	$0.48	$0.16	$0.28
Weighted average shares of Class A common stock outstanding:
Basic	63,668	62,610	63,573	62,571
Diluted	64,175	62,747	64,166	102,661

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Stockholders' Equity

(In Thousands)

							Additional	Retained	Non-
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Paid-In	Earnings	Controlling
	Shares	Amounts	Shares	Amounts	Shares	Amounts	Capital	(Deficit)	Interest	Total
Balance at January 1, 2026	63,437	$634	39,466	$4	—	$—	$216,944	$11,008	$143,209	$371,799
Stock-based compensation	—	—	—	—	—	—	2,931	—	1,843	4,774
Vesting of restricted stock units	127	1	—	—	—	—	311	—	(312)	—
Repurchases of Class A common stock for withholding taxes on vested RSUs	(44)	—	—	—	—	—	(507)	—	—	(507)
Contributions from holders of LLC common units	—	—	—	—	—	—	—	—	63	63
Non-controlling interest adjustment	—	—	—	—	—	—	29	—	(29)	—
Net loss	—	—	—	—	—	—	—	(16,402)	(10,259)	(26,661)
Balance at March 31, 2026	63,520	$635	39,466	$4	—	$—	$219,708	$(5,394)	$134,515	$349,468
Stock-based compensation	—	—	—	—	—	—	4,078	—	2,556	6,634
Vesting of restricted stock units	133	1	—	—	—	—	199	—	(200)	—
Repurchases of Class A common stock for withholding taxes on vested RSUs	(19)	—	—	—	—	—	(125)	—	—	(125)
Stock award to employee	320	3	—	—	—	—	589	—	(592)	—
Repurchases of Class A common stock for withholding taxes on stock award to employee	(126)	(1)	—	—	—	—	(884)	—	—	(885)
Distributions to holders of LLC common units	—	—	—	—	—	—	—	—	(1)	(1)
Non-controlling interest adjustment	—	—	—	—	—	—	28	—	(28)	—
Net income	—	—	—	—	—	—	—	26,860	16,853	43,713
Balance at June 30, 2026	63,828	$638	39,466	$4	—	$—	$223,593	$21,466	$153,103	$398,804

							Additional		Non-
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Paid-In	Retained	Controlling
	Shares	Amounts	Shares	Amounts	Shares	Amounts	Capital	Earnings	Interest	Total
Balance at January 1, 2025	62,502	$625	39,466	$4	—	$—	$193,692	$132,241	$158,387	$484,949
Stock-based compensation	—	—	—	—	—	—	4,438	—	2,832	7,270
Vesting of restricted stock units	109	1	—	—	—	—	446	—	(447)	—
Repurchases of Class A common stock for withholding taxes on vested RSUs	(41)	—	—	—	—	—	(871)	—	—	(871)
Distributions to holders of LLC common units	—	—	—	—	—	—	—	—	(34)	(34)
Dividends(1)	—	—	—	—	—	—	—	(7,821)	—	(7,821)
Non-controlling interest adjustment	—	—	—	—	—	—	25	—	(25)	—
Net loss	—	—	—	—	—	—	—	(12,280)	(12,402)	(24,682)
Balance at March 31, 2025	62,570	$626	39,466	$4	—	$—	$197,730	$112,140	$148,311	$458,811
Stock-based compensation	—	—	—	—	—	—	5,158	—	3,286	8,444
Vesting of restricted stock units	98	—	—	—	—	—	226	—	(226)	—
Repurchases of Class A common stock for withholding taxes on vested RSUs	(19)	—	—	—	—	—	(304)	—	—	(304)
Distributions to holders of LLC common units	—	—	—	—	—	—	—	—	(64)	(64)
Dividends(1)	—	—	—	—	—	—	—	(7,831)	—	(7,831)
Non-controlling interest adjustment	—	—	—	—	—	—	2,573	—	(2,573)	—
Net income	—	—	—	—	—	—	—	30,216	27,307	57,523
Balance at June 30, 2025	62,649	$626	39,466	$4	—	$—	$205,383	$134,525	$176,041	$516,579

(1)	The Company declared dividends per share of Class A common stock of $0.125 for each of the three months ended March 31, 2025 and June 30, 2025.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(In Thousands)

	Six Months Ended June 30,
	2026	2025
Operating activities
Net income	$17,052	$32,841

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	47,352	45,963
Stock-based compensation	9,158	15,714
Loss (gain) on lease termination and/or remeasurement	2	(107)
Long-lived asset impairment	13,099	620
Gain on sale or disposal of assets	(1,887)	(638)
Provision for credit losses	1,140	1,117
Noncash lease expense	30,634	29,661
Accretion of original debt issuance discount	1,370	1,271
Noncash interest	1,785	2,106
Deferred income taxes	—	3,705
Change in assets and liabilities, net of acquisitions:
Receivables and contracts in transit	(123,445)	(124,242)
Inventories	255,602	(171,390)
Prepaid expenses and other assets	(1,722)	(827)
Accounts payable and other accrued expenses	118,438	156,840
Payment pursuant to Tax Receivable Agreement	(1,416)	—
Deferred revenues	(8,188)	1,612
Operating lease liabilities	(32,224)	(31,437)
Other, net	6,435	(7,404)
Net cash provided by (used in) operating activities	333,185	(44,595)

Investing activities
Purchases of property and equipment	(64,211)	(49,696)
Proceeds from sale or disposal of property and equipment	255	2,966
Purchases of real property	(1,386)	(72,386)
Proceeds from the sale or disposal of real property	67,565	9,843
Purchases of businesses, net of cash acquired	(7,054)	(81,154)
Proceeds from divestiture of business	—	10,349
Net cash used in investing activities	$(4,831)	$(180,078)

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(In Thousands)

	Six Months Ended June 30,
	2026	2025

Financing activities
Payments on long-term debt	$(68,799)	$(12,537)
Net (payments) proceeds on notes payable – floor plan, net	(245,225)	168,108
Payments on finance leases	(3,745)	(3,637)
Payments on sale-leaseback arrangement	(104)	(102)
Payments of stock offering costs	—	(572)
Dividends on Class A common stock	—	(15,652)
RSU shares withheld for tax	(632)	(1,175)
Stock award shares withheld for tax	(885)	—
Contributions from (distributions to) holders of LLC common units	62	(98)
Net cash (used in) provided by financing activities	(319,328)	134,335

Increase (decrease) in cash and cash equivalents	9,026	(90,338)
Cash and cash equivalents at beginning of the period	215,043	208,422
Cash and cash equivalents at end of the period	$224,069	$118,084

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2026

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

The condensed consolidated financial statements as of and for the three and six months ended June 30, 2026 and 2025 are unaudited. The condensed consolidated balance sheet as of December 31, 2025 has been derived from the audited financial statements at that date but does not include all of the disclosures required by GAAP. These interim condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 27, 2026 (“Annual Report”). Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.

CWH has sole voting power in and control of the management of CWGS, LLC. As of June 30, 2026, December 31, 2025, and June 30, 2025, CWH owned 61.5%, 61.4%, and 61.1%, respectively, of CWGS, LLC. Accordingly, the Company consolidates the financial results of CWGS, LLC and reports a non-controlling interest in its condensed consolidated financial statements.

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

In May 2026, the FASB issued ASU 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818). This ASU introduces a comprehensive model that establishes recognition, measurement, presentation, and disclosure requirements for (1) environmental credits and, when applicable, (2) compliance obligations that may be settled by using environmental credits. The standard is effective for fiscal years beginning after December 15, 2027 and interim periods within those annual reporting periods, with early adoption permitted. The Company does not expect the impact of the adoption of the provisions of the ASU will be material to its condensed consolidated financial statements.

2. Revenue

Contract Assets

As of June 30, 2026, December 31, 2025, and June 30, 2025, contract assets of $9.3 million, $10.7 million and $9.9 million, respectively, relating to RV service revenues, were included in accounts receivable in the accompanying condensed consolidated balance sheets.

Deferred Revenues

The Company records deferred revenues when cash payments are received or due in advance of the Company’s performance, net of estimated refunds that are presented separately as a component of accrued liabilities. For the six months ended June 30, 2026, the Company estimates approximately $56.3 million of revenues recognized were included in the deferred revenue balance at the beginning of the period. These estimates consider factors including, but not limited to, average service term, cash received for the period, cancellations, contract extensions, and upgrades.

As of June 30, 2026, the Company had unsatisfied performance obligations primarily relating to plans for its roadside assistance, Good Sam Club memberships, Good Sam Club loyalty program, Coast to Coast memberships, the annual campground guide, and magazine publication revenue streams. The total unsatisfied performance obligations for these revenue streams as of June 30, 2026 and the periods during which the Company expects to recognize the amounts as revenue are presented as follows:

As of
($ in thousands)	June 30, 2026
2026	$56,558
2027	46,521
2028	17,752
2029	9,894
2030	5,294
Thereafter	3,022
$139,041

3. Accounts Receivable

	June 30,	December 31,	June 30,
($ in thousands)	2026	2025	2025
Good Sam Services and Plans	$12,788	$15,313	$16,847
RV and Outdoor Retail
New and used vehicles	5,225	2,868	5,046
Parts, service and other	28,741	30,750	27,650
Trade accounts receivable	41,958	40,906	32,543
Due from manufacturers	47,734	25,209	31,574
Escrow receivable from sale of real property	—	45,249	—
Other	33,005	13,625	27,771
	169,451	173,920	141,431
Allowance for credit losses	(7,472)	(3,422)	(3,609)
	$161,979	$170,498	$137,822

On December 31, 2025, the Company closed on the $45.2 million sale of real property; however, net proceeds of $15.1 million and the principal payments of $30.1 million on the related Real Estate Facilities (see Note 8 — Long-Term Debt) were not distributed through escrow until January 2, 2026.

4. Inventories and Floor Plan Payables

Inventories consisted of the following:

	June 30,	December 31,	June 30,
($ in thousands)	2026	2025	2025
Good Sam services and plans	$272	$349	$298
New RVs	1,264,258	1,421,435	1,330,965
Used RVs	429,417	530,861	536,665
Products, parts, accessories and other	166,351	159,255	193,232
	$1,860,298	$2,111,900	$2,061,160

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

As of June 30, 2026, December 31, 2025, and June 30, 2025, the applicable interest rate for the floor plan notes payable under the Floor Plan Facility was 5.89%, 5.89%, and 6.49%, respectively.

There was no balance outstanding for the revolving line of credit under the Floor Plan Facility as of June 30, 2026, December 31, 2025 and June 30, 2025. Additionally, under the Floor Plan Facility, the revolving line of credit borrowings are subject to a borrowing base calculation, which did not limit the borrowing capacity as of June 30, 2026, December 31, 2025, and June 30, 2025.

Management has determined that the credit agreement governing the Floor Plan Facility includes subjective acceleration clauses, which could impact debt classification. Management believes that no events have occurred as of June 30, 2026 that would trigger a subjective acceleration clause. Additionally, the credit agreement governing the Floor Plan Facility contains certain financial covenants. FreedomRoads, LLC was in compliance with all financial debt covenants as of June 30, 2026, December 31, 2025, and June 30, 2025.

The following table details the outstanding amounts and available borrowings under the Floor Plan Facility:

	June 30,	December 31,	June 30,
($ in thousands)	2026	2025	2025
Floor Plan Facility
Notes payable - floor plan:
Total commitment	$2,150,000	$2,150,000	$2,150,000
Less: borrowings, net of FLAIR offset account	(1,324,184)	(1,603,645)	(1,280,102)
Less: FLAIR offset account(1)	(22,231)	(25,117)	(39)
Additional borrowing capacity	803,585	521,238	869,859
Less: short-term payable for sold inventory(2)	(70,217)	(35,981)	(82,871)
Less: purchase commitments(3)	(18,152)	(26,841)	(26,884)
Unencumbered borrowing capacity	$715,216	$458,416	$760,104

Revolving line of credit:	$70,000	$70,000	$70,000
Less: borrowings	—	—	—
Additional borrowing capacity	$70,000	$70,000	$70,000

Letters of credit:
Total commitment	$45,000	$45,000	$45,000
Less: outstanding letters of credit	(15,414)	(15,414)	(14,300)
Additional letters of credit capacity	$29,586	$29,586	$30,700

(1)	Flooring line aggregate interest reduction (“FLAIR”) offset account that allows the Company to transfer cash to the Floor Plan Lenders as an offset to the payables under the Floor Plan Facility. The FLAIR offset account does not reduce the outstanding amount of loans under the Floor Plan Facility for purposes of determining the unencumbered borrowing capacity under the Floor Plan Facility.
(2)	The short-term payable represents the amount due for sold inventory. A payment for any floor plan units sold is due within three to ten business days of sale. Due to the short-term nature of these payables, the Company reclassifies the amounts from notes payable‒floor plan, net to accounts payable in the condensed consolidated balance sheets. Changes in the vehicle floor plan payable are reported as cash flows from financing activities in the condensed consolidated statements of cash flows.
(3)	Purchase commitments represent vehicles approved for floor plan financing where the inventory has not yet been received by the Company from the supplier and no floor plan borrowing is outstanding.

5. Long-Lived Asset Impairment

During the three and six months ended June 30, 2026 and the six months ended June 30, 2025, the Company had indicators of impairment of the long-lived assets for certain locations. Such indicators primarily included decreases in market rental rates or decreases in the market value of real property for closed locations, and the Company’s review of location performance in the normal course of business. As a result of updating certain assumptions in the long-lived asset impairment analysis for these locations, the Company determined that the fair value of certain long-lived assets was below their carrying value and were impaired.

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

The following table details long-lived asset impairment charges by type of long-lived asset, all of which relate to the RV and Outdoor Retail segment:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Long-lived asset impairment charges by type of long-lived asset:
Leasehold improvements	$435	$—	$435	$190
Operating lease right of use assets	6,392	—	6,392	—
Building and improvements	6,272	—	6,272	430
Total long-lived asset impairment charges	$13,099	$—	$13,099	$620

6. Assets Held for Sale and Business Divestitures

As of June 30, 2026, December 31, 2025, and June 30, 2025, one, one, and five RV and Outdoor Retail segment properties, respectively, met the criteria to be classified as held for sale.

The following table presents the components of assets held for sale:

	June 30,	December 31,	June 30,
($ in thousands)	2026	2025	2025
Assets held for sale:
Property and equipment, net	$175	$175	$15,202
	$175	$175	$15,202

On June 30, 2025, the Company closed on the sale of certain assets of one RV dealership. The approximately $10.3 million fair value of consideration received from the divestiture was comprised of $4.4 million of cash consideration and $5.9 million paid directly to the Floor Plan Lenders for new vehicles included in the Company’s floor plan. Included in the $4.4 million of cash consideration was $1.0 million for a deposit related to a future purchase of real estate. The divested net assets were comprised primarily of approximately $6.1 million of inventories, net; $0.1 million of property and equipment, net; and $3.4 million of goodwill allocated from the RV and Outdoor Retail segment based on the relative fair value of the dealership. This divestiture transaction resulted in a loss of $0.3 million and was included in loss (gain) on sale or disposal of assets in the condensed consolidated statements of operations for the three and six months ended June 30, 2025. In addition to receiving a return for the assets, the sale allowed the Company to avoid significant brand-specific capital improvements which would have been required to support the dealership on an on-going basis.

\

7. Goodwill and Intangible Assets

Goodwill

The following table presents a summary of changes in the Company’s goodwill by segment for the six months ended June 30, 2026 and 2025 and the year ended December 31, 2025:

	Good Sam
	Services and	RV and
($ in thousands)	Plans	Outdoor Retail	Consolidated
Balance at December 31, 2024 (excluding impairment charges)	$72,679	$903,182	$975,861
Accumulated impairment charges	(46,884)	(194,953)	(241,837)
Balance at December 31, 2024	25,795	708,229	734,024
Acquisitions	—	17,951	17,951
Divestiture(1)	—	(3,414)	(3,414)
Balance at June 30, 2025	25,795	722,766	748,561
Acquisitions	—	760	760
Balance at December 31, 2025	25,795	723,526	749,321
Acquisitions	—	2,340	2,340
Balance at June 30, 2026	$25,795	$725,866	$751,661

(1)	In June 2025, the Company closed on the sale of a dealership (see Note 6 — Assets Held for Sale and Business Divestitures).

At June 30, 2026, the Company performed a qualitative impairment assessment to determine if it was more likely than not that the fair value of the RV and Outdoor Retail reporting unit was less than its carrying value by evaluating relevant events and circumstances. After considering recent performance comparable to forecasts utilized in the most recent interim goodwill impairment test as of March 31, 2026 (“Q1 26 Interim Goodwill Test”), among other factors, the Company concluded that it was more likely than not that the fair value of the RV and Outdoor Retail reporting unit was less than its carrying value as of June 30, 2026. As a result, the Company performed a quantitative goodwill impairment test as of June 30, 2026 (“Q2 26 Interim Goodwill Test”).

The Q1 26 Interim Goodwill Test and Q2 26 Interim Goodwill Test concluded that the RV and Outdoor Retail reporting unit’s fair value exceeded its carrying value by 10% and 7%, respectively; therefore, no impairment of goodwill was recorded during the three months and six months ended June 30, 2026. The Company estimated the fair value of this reporting unit using a combination of the guideline public company method under the market approach and the discounted cash flow analysis method under the income approach. Of the key assumptions to the determination of fair value for the RV and Outdoor Retail reporting unit, (i) revenue and EBITDA projections, (ii) discount rate, and (iii) market multiples of comparable public companies are subject to the most uncertainty and it is reasonably possible that changes in the estimates underlying those, or other, assumptions could negatively impact the fair value of the RV and Outdoor Retail reporting unit and result in an impairment of goodwill in the near term.

Intangible Assets

Finite-lived intangible assets and related accumulated amortization consisted of the following:

	June 30, 2026
	Carrying	Accumulated
($ in thousands)	Value	Amortization	Net
Good Sam Services and Plans:
Membership, customer lists and other	$9,194	$(9,152)	$42
Trademarks and trade names	2,132	(592)	1,540
Websites and developed technology	3,650	(2,447)	1,203
RV and Outdoor Retail:
Customer lists, domain names and other	4,154	(3,353)	801
Supplier lists and agreements	9,500	(1,930)	7,570
Trademarks and trade names	26,526	(24,015)	2,511
Websites and developed technology	6,151	(5,753)	398
	$61,307	$(47,242)	$14,065

	December 31, 2025
	Carrying	Accumulated
($ in thousands)	Value	Amortization	Net
Good Sam Services and Plans:
Membership, customer lists and other	$9,194	$(9,140)	$54
Trademarks and trade names	2,132	(521)	1,611
Websites and developed technology	3,650	(2,169)	1,481
RV and Outdoor Retail:
Customer lists and domain names	4,154	(3,152)	1,002
Supplier lists and agreements	9,500	(1,484)	8,016
Trademarks and trade names	26,526	(23,345)	3,181
Websites and developed technology	6,151	(5,672)	479
	$61,307	$(45,483)	$15,824

	June 30, 2025
	Cost or	Accumulated
($ in thousands)	Fair Value	Amortization	Net
Good Sam Services and Plans:
Membership, customer lists and other	$9,740	$(9,656)	$84
Trademarks and trade names	2,132	(450)	1,682
Websites and developed technology	3,650	(1,891)	1,759
RV and Outdoor Retail:
Customer lists and domain names and other	4,154	(2,952)	1,202
Supplier lists and agreements	9,500	(1,039)	8,461
Trademarks and trade names	26,526	(22,675)	3,851
Websites and developed technology	6,151	(5,588)	563
	$61,853	$(44,251)	$17,602

8. Long-Term Debt

Outstanding long-term debt consisted of the following:

	June 30,	December 31,	June 30,
($ in thousands)	2026	2025	2025
Term Loan Facility (1)	$1,286,597	$1,308,832	$1,330,401
Real Estate Facilities (2)	111,281	155,137	168,332
Other Long-Term Debt	7,417	7,588	7,760
Subtotal	1,405,295	1,471,557	1,506,493
Less: current portion	(27,792)	(57,939)	(23,023)
Total	$1,377,503	$1,413,618	$1,483,470

(1)	Net of $5.6 million, $7.0 million, and $8.3 million of original issue discount as of June 30, 2026, December 31, 2025, and June 30, 2025, respectively, and $2.0 million, $2.6 million, and $3.2 million of finance costs as of June 30, 2026, December 31, 2025, and June 30, 2025, respectively.
(2)	Net of $1.5 million, $2.0 million, and $2.5 million of finance costs as of June 30, 2026, December 31, 2025, and June 30, 2025, respectively.

Senior Secured Credit Facilities

As of June 30, 2026, December 31, 2025, and June 30, 2025, CWGS Group, LLC (the “Borrower”), a wholly-owned subsidiary of CWGS, LLC, was party to a credit agreement (the “Credit Agreement”) for a term loan facility (the “Term Loan Facility”) and a revolving credit facility (the “Revolving Credit Facility” and collectively the “Senior Secured Credit Facilities”).

The following table details the outstanding amounts and available borrowings under the Senior Secured Credit Facilities:

	June 30,	December 31,	June 30,
($ in thousands)	2026	2025	2025
Senior Secured Credit Facilities:
Term Loan Facility:
Principal amount of borrowings	$1,400,000	$1,400,000	$1,400,000
Less: cumulative principal payments	(105,772)	(81,564)	(58,057)
Less: unamortized original issue discount	(5,623)	(6,993)	(8,329)
Less: unamortized finance costs	(2,008)	(2,611)	(3,213)
	1,286,597	1,308,832	1,330,401
Less: current portion	(14,015)	(14,015)	(14,015)
Long-term debt, net of current portion	$1,272,582	$1,294,817	$1,316,386
Revolving Credit Facility:
Total commitment	$65,000	$65,000	$65,000
Less: outstanding letters of credit	(4,902)	(4,902)	(4,902)
Less: total net leverage ratio borrowing limitation	(37,348)	(37,348)	(37,348)
Additional borrowing capacity	$22,750	$22,750	$22,750

As of June 30, 2026, December 31, 2025, and June 30, 2025, the average interest rate on the Term Loan Facility was 6.26%, 6.33%, and 6.94%, respectively, and the effective interest rates were 6.48%, 6.77%, and 7.18%, respectively. In addition to the regularly scheduled quarterly principal payments, the Company made a voluntary principal payment on the Term Loan Facility of $17.2 million in February 2026.

Management has determined that the Senior Secured Credit Facilities include subjective acceleration clauses, which could impact debt classification. Management believes that no events have occurred as of June 30, 2026 that would trigger a subjective acceleration clause.

The Credit Agreement requires the Borrower and its subsidiaries to comply on a quarterly basis with a maximum Total Net Leverage Ratio (as defined in the Credit Agreement), which covenant is in effect only if, as of the end of each calendar quarter, the aggregate amount of borrowings under the revolving credit facility, letters of credit and unreimbursed letter of credit disbursements outstanding at such time is greater than 35% of the total commitment on the Revolving Credit Facility (excluding (i) up to $15.0 million attributable to any outstanding undrawn letters of credit and (ii) any cash collateralized or backstopped letters of credit), as defined in the Credit Agreement. As of June 30, 2026, the Company was not subject to this covenant as borrowings under the Revolving Credit Facility did not exceed the 35% threshold, however the Company’s borrowing capacity was reduced by $37.3 million in light of this covenant. The Company was in compliance with all applicable financial debt covenants as of June 30, 2026, December 31, 2025, and June 30, 2025.

Real Estate Facilities

As of June 30, 2026, December 31, 2025 and June 30, 2025, subsidiaries of FRHP Lincolnshire, LLC (“FRHP”), an indirect wholly-owned subsidiary of CWGS, LLC, were party to a credit agreement with a syndication of banks for a real estate credit facility (as amended from time to time, the “M&T Real Estate Facility”) with aggregate maximum principal capacity of $300.0 million with an option that allows FRHP to request an additional $100.0 million of principal capacity. During the six months ended June 30, 2026, FRHP had no additional borrowings under the M&T Real Estate facility. During the year ended December 31, 2025 and the six months ended June 30, 2026, FRHP made payments on the M&T Real Estate Facility of $8.3 million and $44.3 million, respectively, to pay off the remaining principal balances related to certain properties. Of the $44.3 million paid during the six months ended June 30, 2026, $30.1 million related to the principal repayment on the December 31, 2025 sale of real property, where the net proceeds of $15.1 million and principal repayment were not distributed through escrow until January 2, 2026.

As of June 30, 2026, December 31, 2025, and June 30, 2025, Camping World Property, LLC, successor by conversion to Camping World Property, Inc. (the ‘‘Real Estate Borrower’’), an indirect wholly-owned subsidiary of CWGS, LLC, and CIBC Bank USA, were parties to a loan and security agreement for a real estate credit facility (as amended from time to time, the “First CIBC Real Estate Facility” and together with the M&T Real Estate Facility, the “Real Estate Facilities”). The First CIBC Real Estate Facility matures in October 2028.

The following table shows a summary of the outstanding balances, remaining available borrowings, and weighted average interest rate under the Real Estate Facilities:

	As of June 30, 2026
		Remaining		Wtd. Average
($ in thousands)	Outstanding(1)	Available(2)		Interest Rate
Real Estate Facilities
M&T Real Estate Facility	$108,322	$57,390	(3)	6.04%
First CIBC Real Estate Facility	2,959	—		6.63%
	$111,281	$57,390

(1)	Outstanding principal amounts are net of unamortized finance costs.
(2)	Amounts cannot be reborrowed.
(3)	Additional borrowings on the M&T Real Estate Facility are subject to a debt service coverage ratio covenant and to the property collateral requirements under the M&T Real Estate Facility.

Management has determined that the credit agreements governing the Real Estate Facilities include subjective acceleration clauses, which could impact debt classification. Management believes that no events have occurred as of June 30, 2026 that would trigger a subjective acceleration clause. Additionally, the Real Estate Facilities are subject to certain cross default provisions, a debt service coverage ratio, and other customary covenants. The Company was in compliance with all financial debt covenants as of June 30, 2026, December 31, 2025, and June 30, 2025.

Other Long-Term Debt

As of June 30, 2026, the outstanding principal balance of other long-term debt was $7.4 million with a weighted average interest rate of 4.27%.

9. Lease Obligations

The following table presents certain information related to the costs for leases where the Company is the lessee:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Operating lease cost	$31,091	$29,423	$62,114	$58,776
Finance lease cost:
Amortization of finance lease assets	2,740	2,717	5,458	5,308
Interest on finance lease liabilities	2,058	2,240	4,104	4,422
Short-term lease cost	275	275	535	583
Variable lease cost	6,643	5,155	12,763	11,859
Sublease income	(1,084)	(882)	(2,192)	(1,728)
Net lease costs	$41,723	$38,928	$82,782	$79,220

As of June 30, 2026, December 31, 2025, and June 30, 2025, finance lease assets of $112.3 million, $113.7 million, and $127.5 million, respectively, were included in property and equipment, net in the accompanying condensed consolidated balance sheets.

The following table presents supplemental cash flow information related to leases:

	Six Months Ended June 30,
($ in thousands)	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$63,704	$40,833
Operating cash flows for finance leases	4,104	4,422
Financing cash flows for finance leases	3,745	3,637
Lease assets obtained in exchange for lease liabilities:
New, remeasured and terminated operating leases	32,151	6,329
New, remeasured and terminated finance leases	4,011	12,768

During the six months ended June 30, 2026 and 2025, the Company entered into sale-leaseback transactions for three and one properties, respectively, associated with store locations in the RV and Outdoor Retail segment, and received consideration of $11.0 million and $3.5 million of cash, respectively. The Company recorded a loss of $0.6 million for the six months ended June 30, 2026 that was included in loss (gain) on sale or disposal of assets in the condensed consolidated statements of operations. No gain or loss was recorded for the six months ended June 30, 2025. In 2026, the Company entered into a 19-year lease agreement as the lessee with the buyer for two of the properties, and a 12.5-year lease agreement as the lessee with the buyer for one of the properties. In 2025, the Company entered into a 19-year lease agreement as the lessee with the buyer of the property.

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

Recurring Fair Value Measurements

The following table presents the reported carrying values and the fair values by level of the Company’s assets and liabilities measured at fair value on a recurring basis:

	June 30, 2026		December 31, 2025		June 30, 2025
($ in thousands)	Carrying Value	Level 3	Carrying Value	Level 3	Carrying Value	Level 3
Assets:
Derived participation investment (1)	$3,302	$3,302	$3,321	$3,321	$6,001	$6,001
Liabilities:
Acquisition-related contingent consideration (2)	—	—	—	—	368	368
(1)	Derived participation investment was included in other assets in the accompanying condensed consolidated balance sheets.
(2)	As of June 30, 2025, the $0.4 million of acquisition-related contingent consideration was included in accrued liabilities in the accompanying condensed consolidated balance sheets.

The following table presents fair value measurements using significant unobservable inputs (Level 3):

($ in thousands)	Derived Participation Investment	Acquisition-Related Contingent Consideration
Beginning balance as of January 1, 2025	$156	$368
Purchases	5,992	—
Settlements	(458)	—
Gains included in earnings(1)	311	—
Ending balance as of June 30, 2025	6,001	368
Purchases	3,475	—
Settlements	(1,308)	(100)
In transit exchanges for new securities(2)	(5,708)	—
Gains included in earnings(1)	861	(268)
Ending balance as of December 31, 2025	3,321	—
Losses included in earnings	(19)	—
Ending balance as of June 30, 2026	$3,302	$—

(1)	Gains related to the derived participation investment represent an increase in the asset. Gains related to the acquisition-related contingent consideration represent a decrease in the liability.
(2)	Securitization proceeds held by issuer to be exchanged for new investment.

Derived Participation Investment

The Company has entered into an arrangement with a consumer financing partner to invest in a participation interest in the cash flows of certain financing transactions under the white label financing program with such consumer financing partner (the “Derived Participation Investment”). The fair value of this investment was estimated by discounting the projected cash flows subject to the participation interest. The assumptions in the analysis included loan losses, prepayments, and recoveries derived based on historical observation of such data pertaining to the RV industry, as well as other relevant industries with loan structure similar to that of the RV industry. This is categorized as a Level 3 measurement and there was no significant change in unrealized gains or losses during the six months ended June 30, 2026.

In July 2026, the $5.7 million amount listed above as “In transit exchanges for new securities” was reinvested along with an additional $2.0 million in the residual interest of a previously securitized Derived Participation Investment.

Additionally, as of June 30, 2026 and December 31, 2025, the Company held a $7.5 million investment in a preferred interest of this consumer financing partner, which operates a captive-as-a-service business specializing in financing for RVs and powersports. Since this investment did not have a readily determinable fair value, it was recorded at its cost less impairments, if any.

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

	Fair Value	June 30, 2026		December 31, 2025		June 30, 2025
($ in thousands)	Measurement	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Term Loan Facility	Level 2	$1,286,597	$1,232,752	$1,308,832	$1,285,475	$1,330,401	$1,311,749
Real Estate Facilities	Level 2	111,281	112,544	155,137	158,203	168,332	173,163
Other Long-Term Debt	Level 2	7,417	6,444	7,588	6,622	7,760	6,589

11. Commitments and Contingencies

Litigation

Siverd Complaint and Shareholder Derivative Litigation

On March 10, 2026, a purported stockholder of the Company filed a putative class action lawsuit captioned Siverd v. Camping World Holdings, Inc., et al., in the United States District Court for the Northern District of Illinois against Camping World Holdings, Inc. and certain current and former officers (“Individual Defendants” and together, “Defendants”). On May 21, 2026, the court appointed a lead plaintiff, and on July 24, 2026, the lead plaintiff filed an amended complaint. The amended complaint alleges that Defendants violated Section 11 of the Securities Act of 1933 (the “’33 Act”) and Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934, as amended (the “’34 Act”), by making materially false or misleading statements related to the Company’s business, operations, and prospects. The lawsuit also alleges Individual Defendants violated Section 15 of the ’33 Act and Section 20(a) of the ’34 Act by allegedly acting as controlling persons of the Company in connection with the alleged materially false or misleading statements. The lead plaintiff seeks to represent a putative class of investors who purchased or acquired the Company’s stock between October 29, 2024 and February 24, 2026 and a sub-class of investors who purchased or acquired the Company’s stock pursuant or traceable to the registration statement and prospectus issued in connection with the Company’s October 31, 2024 secondary public offering, and seeks compensatory damages, attorneys’ fees and costs, and other relief as the court may deem just and proper. The case is in its early stages. Defendants’ responses to the amended complaint are due on September 24, 2026.

On May 19 and 20, 2026, the Company was named as the nominal defendant in derivative lawsuits captioned Schulz v. Lemonis, et al., Amaral v. Lemonis, et al., and Kogut v. Lemonis, et al., each filed in the United States District Court for the Northern District of Illinois (the “Shareholder Derivative Litigation”) and premised on similar facts as alleged in the Siverd complaint. The Shareholder Derivative Litigation names certain current and former directors and officers as defendants and asserts claims for breach of fiduciary duty, violations of federal securities laws, unjust enrichment, waste of corporate assets, and other causes of action. The Shareholder Derivative Litigation alleges that for the period from at least as early as April 2025 through at least February 24, 2026 (and, in one case, through the present), the Company’s officers and directors made and/or caused the Company to make materially false or misleading statements related to the Company’s business, operations, and prospects, and failed to adequately oversee the Company’s operations. The Shareholder Derivative Litigation seeks recovery on behalf of the Company for its alleged losses, including costs of defending the Siverd securities litigation, reputational harm, and other damages. On June 30, 2026, the court consolidated the cases (captioned In Re Camping World Holdings, Inc. Shareholder Derivative Litigation) and appointed co-lead counsel. The case is in its early stages.

The Company intends to vigorously defend these actions and any potential liability that may arise from the alleged claims is not currently probable or reasonably estimable. This litigation could result in financial judgments or the payment of settlement amounts and disputes with insurance carriers concerning coverage.

Weissmann Complaint

On June 22, 2021, FreedomRoads Holding Company, LLC (“FR Holdco”), an indirect wholly-owned subsidiary of CWGS, LLC, filed a one-count complaint captioned FreedomRoads Holding Company, LLC v. Steve Weissmann in the Circuit Court of Cook County, Illinois against Steve Weissmann (“Weissmann”) for breach of contractual obligation under note guarantee (the “Note”) (the “Weissmann Complaint”). On October 8, 2021, Weissmann brought a counterclaim against FR Holdco and third-party defendants Marcus A. Lemonis, NBCUniversal Media, LLC, the Consumer National Broadcasting Company (“CNBC”), Camping World, Inc. (“CW”), and Machete Productions (“Machete”) (the “Weissmann Counterclaim”), in which he alleges claims in connection with the Note and his appearance on the reality television show The Profit. Weissmann alleges the following causes of action against FR Holdco and all third-party defendants, including CW: (i) fraud; (ii) fraud in the inducement; (iii) fraudulent concealment; (iv) breach of fiduciary duty; (v) defamation; (vi) defamation per se; (vii) false light; (viii) intentional infliction of emotional distress; (ix) negligence; (x) unjust enrichment; and (xi) RICO § 1962. Weissmann seeks costs and damages in an amount to be proven at trial but no less than the amount in the Note (approximately $2.5 million); in connection with his RICO claim, Weissmann asserts he is entitled to damages in the amount of three times the Note. On February 18, 2022, NBCUniversal, CNBC, and Machete filed a motion to compel arbitration (the “NBC Arbitration Motion”). On May 5, 2022, an agreed order was filed staying the litigation in favor of arbitration. On May 31, 2022, FR Holdco filed an arbitration demand against Weissmann for collection on the Note. Weissmann filed his response and counterclaims, and third-party claims against FR Holdco, CW, Marcus A. Lemonis, NBCUniversal, and Machete on July 7, 2022. On or about July 21, 2022, FR Holdco and the other respondents filed their responses and affirmative defenses. On March 11, 2024, FR Holdco’s arbitration demand and the Weissmann arbitration demand were tried before a single arbitrator pursuant to the JAMS streamlined arbitration rules in a confidential arbitration hearing. On May 23, 2024, the arbitrator issued an interim award in favor of FR Holdco in the amount of $4,318,892, plus interest, costs, and attorneys’ fees as set forth in the Tumbleweed bankruptcy plan and to be determined by the arbitrator in subsequent proceedings. On July 31, 2024, the arbitrator heard the parties’ arguments on the amount of attorneys’ fees and costs owed to FR Holdco, after Weissmann conceded in a written briefing the obligation to pay attorneys’ fees and costs to FR Holdco as the prevailing party. On September 12, 2024, the arbitrator issued a final award in favor of FR Holdco in the amount of $4,990,006, in the manner described in the Tumbleweed bankruptcy plan. Weissmann is jointly and severally liable for $4,106,884 of that amount. On September 24, 2024, Weissmann and Tumbleweed filed a Petition to Vacate Arbitration Award in the Superior Court for the State of California, County of Los Angeles. On September 27, 2024, FR Holdco, CW, Marcus A. Lemonis, NBCUniversal, and Machete filed a Petition to Confirm Arbitration Award in the Superior Court for the State of California, County of Los Angeles. On January 16, 2025, the Superior Court for the State of California, County of Los Angeles granted the Petition to Confirm Arbitration Award and denied the Petition to Vacate Arbitration Award, concluding the litigation. On July 8, 2025, the Superior Court for the State of California, County of Los Angeles entered the Judgment in favor of FR Holdco, CW, Marcus A. Lemonis, NBCUniversal, and Machete. On August 21, 2025, Weissmann and Tumbleweed filed a notice of appeal. On November 25, 2025, Weissmann and Tumbleweed filed their opening brief in the Second Appellate District of the Court of Appeal of the State of California. FR Holdco, CW, Marcus Lemonis, NBCUniversal, and Machete filed their response brief on February 20, 2026. On April 8, 2026, Weissmann and Tumbleweed filed their reply brief. On July 21, 2026, the Court of Appeal issued a tentative ruling in favor of FR Holdco, CW, Marcus Lemonis NBC Universal, and Machete. On July 29, 2026, oral arguments were presented. There can be no assurances that we will be able to collect amounts owed pursuant to the Arbitration Award.

Tumbleweed Complaint

On November 10, 2021, Tumbleweed Tiny House Company, Inc. (“Tumbleweed”) filed a complaint against FR Holdco, CW, Marcus A. Lemonis, NBCUniversal Media, LLC, and Machete Productions in which Tumbleweed alleges claims in connection with the Note and its appearance on the reality television show The

Profit (the “Tumbleweed Complaint”), seeking primarily monetary damages. Tumbleweed alleges the following claims against the defendants, including FR Holdco and CW: (i) fraud; (ii) false promise; (iii) breach of fiduciary duty (and aiding and abetting the same); (iv) breach of contract; (v) breach of oral contract; (vi) tortious interference with prospective economic advantage; (vii) fraud in the inducement; (viii) negligent misrepresentation; (ix) fraudulent concealment; (x) conspiracy; (xi) unlawful business practices; (xii) defamation; and (xiii) declaratory judgment. On April 21, 2022, the Court granted a motion to compel arbitration filed by NBCUniversal and joined by all defendants, including FR Holdco, CW, and Marcus A. Lemonis, compelling Tumbleweed’s claims to arbitration. Tumbleweed served its arbitration demand on FR Holdco, CW, and Marcus A. Lemonis on May 17, 2022. FR Holdco, CW, and Marcus A. Lemonis filed responses and affirmative defenses on May 31, 2022. On July 20, 2022, pursuant to the JAMS streamlined arbitration rules, the Tumbleweed Complaint was consolidated together with the Weissmann Complaint. The parties have exchanged discovery. On March 11, 2024, FR Holdco’s arbitration demand and the Weissmann arbitration demand were tried before a single arbitrator pursuant to the JAMS streamlined arbitration rules in a confidential arbitration hearing. On May 23, 2024, the arbitrator issued an interim award in favor of all respondents, including FR Holdco, CW, and Lemonis. On July 31, 2024, the arbitrator heard the parties’ arguments on the amount of attorneys’ fees and costs owed to FR Holdco, CW, Lemonis, and the other defendants, after Tumbleweed conceded the obligation to pay attorneys’ fees and costs to the prevailing parties. On September 12, 2024, the arbitrator issued a final award in favor of FR Holdco, CW, Lemonis in the amount of $3,793,455 in attorneys’ fees and $626,611 in costs. The arbitrator also awarded $4,990,006 in favor of FR Holdco. On September 24, 2024, Weissmann and Tumbleweed filed a Petition to Vacate Arbitration Award in the Superior Court for the State of California, County of Los Angeles. On September 27, 2024, FR Holdco, CW, Marcus A. Lemonis, NBCUniversal, and Machete filed a Petition to Confirm Arbitration Award in the Superior Court for the State of California, County of Los Angeles. On January 16, 2025, the Superior Court for the State of California, County of Los Angeles granted the Petition to Confirm Arbitration Award and denied the Petition to Vacate Arbitration Award, concluding the litigation. On July 8, 2025, the Superior Court for the State of California, County of Los Angeles entered the Judgment in favor of FR Holdco, CW, Marcus A. Lemonis, NBCUniversal, and Machete. On August 21, 2025, Weissmann and Tumbleweed filed a notice of appeal. On November 25, 2025, Weissmann and Tumbleweed filed their opening brief in the Second Appellate District of the Court of Appeal of the State of California. FR Holdco, CW, Marcus Lemonis, NBCUniversal, and Machete filed their response brief on February 20, 2026. On April 8, 2026, Weissmann and Tumbleweed filed their reply brief. On July 21, 2026, the Court of Appeal issued a tentative ruling in favor of FR Holdco, CW, Marcus Lemonis NBC Universal, and Machete. On July 29, 2026, oral arguments were presented. There can be no assurances that we will be able to collect amounts owed pursuant to the Arbitration Award.

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

Marcus A. Lemonis

Marcus A. Lemonis, our former Chief Executive Officer, Chairman of the Board and member of the Board, is employed with the Company in the non-executive role of Co-Founder and Special Advisor through

December 31, 2026 under the second amended and restated employment agreement with Mr. Lemonis (the “Lemonis Second Employment Agreement”), which the Board approved on December 2, 2025. Pursuant to the Lemonis Second Employment Agreement, Mr. Lemonis’ 2026 compensation included a $1.5 million annual salary (“2026 Salary”), a $2.3 million bonus (“2026 Bonus”) and an additional $3.8 million lump-sum payment (the “Lump-Sum Payment”), originally payable at the end of the term of the Lemonis Second Employment Agreement in December 2026 (collectively, the “Lemonis 2026 Compensation”). Each of the 2026 Bonus and Lump-Sum Payment could be settled in cash or shares of Class A common stock based on the closing stock price on the settlement date. The Company deemed the 2026 service conditions relating to the Lemonis Second Employment Agreement to be nonsubstantive for accounting purposes, so the aggregate $7.5 million of the Lemonis 2026 Compensation was accrued as of December 31, 2025. On May 18, 2026, the Lemonis Second Employment Agreement was amended to settle i) the 2026 Bonus with the issuance of 319,602 shares of Class A common stock, less 125,763 shares withheld to cover Mr. Lemonis’ associated tax withholding obligations, and ii) the Lump-Sum Payment in cash, which were both paid in May 2026. See Note 17 — Stock-Based Compensation Plans for details on Mr. Lemonis’ stock-based compensation, including liability-classified share-based awards.

Thomas E. Kirn and Lindsey J. Christen

On April 7, 2026, the Compensation Committee (the “Compensation Committee”) of the Board approved a second amended and restated employment agreement with Thomas E. Kirn, the Company’s Chief Financial Officer (the “Kirn Employment Agreement”) and a second amended and restated employment agreement with Lindsey J. Christen, the Company’s Chief Administrative and Legal Officer (the “Christen Employment Agreement”), which superseded and replaced their prior employment agreements effective as of January 1, 2026. Under the Kirn Employment Agreement and Christen Employment Agreement the term will end on March 31, 2029 and December 31, 2028, respectively, the annual base salary was increased to $650,000 and $700,000, respectively, the executive is eligible for an annual target incentive bonus of 100% of their base salary, and the executive is eligible for annual grants of PSUs with a target payout of 40,000 and 50,000 PSUs, respectively, that will vest based on annual performance goals.

Financial Assurances

In the normal course of business, the Company obtains standby letters of credit and surety bonds from financial institutions and other third parties. These instruments guarantee the Company’s future performance and provide third parties with financial and performance assurance in the event that the Company does not perform. These instruments support a wide variety of the Company’s business activities. As of June 30, 2026, December 31, 2025, and June 30, 2025, outstanding standby letters of credit issued through our Floor Plan Facility were $15.4 million, $15.4 million, and $14.3 million, respectively (see Note 4 — Inventories and Floor Plan Payables). The outstanding standby letters of credit issued through the Senior Secured Credit Facilities as of June 30, 2026, December 31, 2025, and June 30, 2025 were $4.9 million (see Note 8 — Long-Term Debt). As of June 30, 2026, December 31, 2025, and June 30, 2025, outstanding surety bonds were $23.6 million, $25.0 million, and $26.1 million, respectively. The underlying liabilities to which these instruments relate are reflected on the Company’s condensed consolidated balance sheets, where applicable. Therefore, no additional liability is reflected for the letters of credit and surety bonds themselves.

12. Statement of Cash Flows

Supplemental disclosures of cash flow information for the following periods were as follows:

	Six Months Ended June 30,
($ in thousands)	2026	2025
Cash paid during the period for:
Interest	$93,915	$97,848
Income taxes	1,880	501
Noncash investing and financing activities:
Leasehold improvements paid by lessor	51	380
Capital expenditures in accounts payable and accrued liabilities	6,958	12,012
Prior period deposit applied to portion of purchase price of RV dealership acquisition	—	11,000

13. Acquisitions

During the six months ended June 30, 2026 and 2025, subsidiaries of the Company acquired the assets of multiple RV dealerships that constituted businesses under GAAP. The Company used cash and borrowings under its Floor Plan Facility to complete the acquisitions. The Company considers acquisitions of independent dealerships to be a fast and capital efficient alternative to opening new store locations to expand its business and grow its customer base. The acquired businesses were recorded at their estimated fair values under the acquisition method of accounting. The balance of the purchase prices in excess of the fair values of net assets acquired were recorded as goodwill.

During the six months ended June 30, 2026, the RV and Outdoor Retail segment acquired the assets of one RV dealership location for a purchase price of approximately $7.1 million. Separate from this acquisition, during the six months ended June 30, 2026, the Company purchased real property for an aggregate purchase price of $1.4 million.

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

The estimated fair values of the assets acquired and liabilities assumed for the acquisitions discussed above consist of the following, net of insignificant measurement period adjustments relating to acquisitions from the respective previous year:

	Six Months Ended June 30,
($ in thousands)	2026	2025
Tangible assets (liabilities) acquired (assumed):
Inventories, net	4,670	73,343
Prepaid expenses and other assets	—	58
Property and equipment, net	44	1,415
Operating lease assets	—	9,367
Accrued liabilities	—	(144)
Current portion of operating lease liabilities	—	(1,055)
Other current liabilities	—	(469)
Operating lease liabilities, net of current portion	—	(8,312)
Total tangible net assets acquired	4,714	74,203
Goodwill	2,340	17,951
Purchase price of acquisitions	7,054	92,154
Application of deposit paid in prior period	—	(11,000)
Cash paid for acquisitions, net of cash acquired	7,054	81,154
Inventory purchases financed via floor plan	(3,627)	(71,181)
Cash payment net of floor plan financing	$3,427	$9,973

The fair values above for the six months ended June 30, 2026 are preliminary as they are subject to measurement period adjustments for up to one year from the date of acquisition as new information is obtained about facts and circumstances that existed as of the acquisition date relating to the valuation of the acquired assets, primarily the acquired inventories.

The primary items that generated the goodwill are the value of the expected synergies between the acquired businesses and the Company and the acquired assembled workforce, neither of which qualify for recognition as a separately identified intangible asset. For the six months ended June 30, 2026 and 2025, acquired goodwill of $2.3 million and $18.0 million, respectively, was expected to be deductible for tax purposes.

Included in the condensed consolidated financial statements for the six months ended June 30, 2026 were revenues of $3.4 million and pre-tax income of $0.3 million from the acquired dealership from the applicable acquisition date. Included in the condensed consolidated financial statements for the six months ended June 30, 2025 were revenue of $76.5 million and pre-tax income of $2.3 million from the acquired dealerships from the applicable acquisition dates. Pro forma information on these acquisitions has not been included, because the Company has deemed them to not be individually or cumulatively material.

14. Income Taxes

CWH is organized as a Subchapter C corporation and, as of June 30, 2026, was a 61.5% owner of CWGS, LLC (see Note 16 — Non-Controlling Interests). CWGS, LLC is organized as a limited liability company and treated as a partnership for U.S. federal and most applicable state and local income tax purposes and as such, is generally not subject to any U.S. federal entity-level income taxes. However, certain active CWGS, LLC subsidiaries, including Americas Road and Travel Club, Inc.; and FreedomRoads RV, Inc. and their wholly-owned subsidiaries, are subject to entity-level taxes as they are, or subject to income taxes as, Subchapter C corporations (“C-Corp”).

Effective Income Tax Rate

For the six months ended June 30, 2026 and 2025, the Company's effective income tax rate was 7.0% and 31.1%, respectively. The decrease in the tax rate for the six months ended June 30, 2026, reflects the computation of the provision for income taxes based on a projected annual effective tax rate while excluding loss jurisdictions, which cannot be benefitted.

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

The Company determines its quarterly income tax provision using an estimated annual effective tax rate excluding loss jurisdictions, which cannot be benefited, that considers expected annual income, statutory tax rates, and available tax planning opportunities across the jurisdictions where it operates. Current income taxes are recorded based on statutory obligations for the current period for certain C-Corp taxable entities within the Company. Accordingly, income tax provisions for these jurisdictions were recorded for the three and six months ended June 30, 2026.

Tax Receivable Agreement

CWH is party to a tax receivable agreement (the “Tax Receivable Agreement”) that provides for the payment by CWH to the Continuing Equity Owners and Crestview Partners II GP, L.P. of 85% of the amount of tax benefits, if any, CWH actually realizes, or in some circumstances is deemed to realize, as a result of (i) increases in the tax basis from the purchase of common units from Crestview Partners II GP, L.P. in exchange for Class A common stock in connection with the consummation of the IPO and the related transactions and any future redemptions that are funded by CWH and any further redemptions of common units by Continuing Equity Owners and (ii) certain other tax benefits attributable to payments made under the Tax Receivable Agreement. The above payments are predicated on CWGS, LLC making an election under Section 754 of the Internal Revenue Code effective for each tax year in which a redemption of common units for cash or stock occurs. These tax benefit payments are not conditioned upon one or more of the Continuing Equity Owners or

Crestview Partners II GP, L.P. maintaining a continued ownership interest in CWGS, LLC. In general, the Continuing Equity Owners’ and Crestview Partners II GP, L.P.’s rights under the Tax Receivable Agreement are assignable, including to transferees of its common units in CWGS, LLC (other than CWH as transferee pursuant to a redemption of common units in CWGS, LLC). CWH has determined it is more likely than not it will not benefit from the entirety of the remaining 15% of the tax benefits, and has remeasured the liability under the Tax Receivable Agreement. During the six months ended June 30, 2026, CWH paid $1.4 million under the Tax Receivable Agreement liability.

If utilization of the deferred tax assets subject to the Tax Receivable Agreement becomes more likely than not in the future, CWH expects to record additional liability related to the Tax Receivable Agreement which will be recognized as an expense and recorded to Tax Receivable Agreement liability adjustment in the condensed consolidated statements of operations.

During the six months ended June 30, 2026, the Company filed an entity classification election for CWFR Capital, LLC, which was treated as a liquidation event. As a result, the Company recognized a net income tax benefit of $0.6 million related to this entity classification election.

During the six months ended June 30, 2026 and 2025, there were no redemptions of common units by Continuing Equity Owners.

15. Related Party Transactions

Transactions with Directors, Equity Holders and Executive Officers

During the six months ended June 30, 2026, Mr. Lemonis, in his non-executive role of Co-Founder and Special Advisor under the Lemonis Second Employment Agreement, as amended, received i) base salary of $0.8 million in cash, ii) the 2026 Bonus settled with the issuance of 319,602 shares of Class A common stock, less 125,763 shares withheld to cover Mr. Lemonis’ associated tax withholding obligations, and iii) the Lump-Sum Payment of $3.8 million in cash. See Note 11 – Commitments and Contingencies for further details on the Lemonis Second Employment Agreement.

16. Non-Controlling Interests

The following table summarizes the CWGS, LLC common unit ownership by CWH and the Continuing Equity Owners:

	As of June 30, 2026		As of December 31, 2025		As of June 30, 2025
	Common Units	Ownership %	Common Units	Ownership %	Common Units	Ownership %
CWH	63,827,952	61.5%	63,436,696	61.4%	62,648,648	61.1%
Continuing Equity Owners	39,895,393	38.5%	39,895,393	38.6%	39,895,393	38.9%
Total	103,723,345	100.0%	103,332,089	100.0%	102,544,041	100.0%

For the six months ended June 30, 2026 and 2025, contributions from and distributions to holders of LLC common units represented tax refunds and tax payments, respectively, made on behalf of the Continuing Equity Owners.

The following table summarizes the effects of changes in ownership in CWGS, LLC on the Company’s equity:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Net income attributable to Camping World Holdings, Inc.	$26,860	$30,216	$10,458	$17,936
Transfers to non-controlling interests:
Increase in additional paid-in capital as a result of the vesting of restricted stock units	199	226	510	672
Decrease in additional paid-in capital as a result of repurchases of Class A common stock for withholding taxes on vested RSUs	(125)	(304)	(632)	(1,175)
Increase in additional paid-in capital as a result of the stock award to employee	589	—	589	—
Decrease in additional paid-in capital as a result of repurchases of Class A common stock for withholding taxes on stock award to employee	(884)	—	(884)	—
Change from net income attributable to Camping World Holdings, Inc. and transfers to non-controlling interests	$26,639	$30,138	$10,041	$17,433

17. Stock-Based Compensation Plans

The following table summarizes the stock-based compensation (“SBC”) that has been included in the following line items within the condensed consolidated statements of operations during:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Stock-based compensation expense:
Costs applicable to revenue	$130	$100	$260	$225
Selling, general, and administrative	4,254	8,344	8,898	15,489
Total stock-based compensation expense	$4,384	$8,444	$9,158	$15,714

The following table summarizes stock option, restricted stock unit (“RSU”) and performance stock unit (“PSU”) activities for the six months ended June 30, 2026:

	Stock	Restricted	Performance
(in thousands)	Options	Stock Units	Stock Units(1)
Outstanding at December 31, 2025	138	1,915	750
Granted	—	387	200
Vested	—	(260)	—
Forfeited	(9)	(33)	—
Outstanding at June 30, 2026	129	2,009	950
Exercisable at June 30, 2026	129	n/a	n/a

(1)	PSU quantities in this table are presented at target levels of performance prior to the final determination of goal achievement.

RSUs

During the six months ended June 30, 2026, the Company granted a total of 244,585 RSUs to non-executive employees with an aggregate grant date fair value of $1.8 million and weighted-average grant date fair value of $7.49 per RSU, which will be recognized, net of forfeitures, over a vesting period of five years.

In December 2025, in conjunction with the amended and restated employment agreement with Matthew D. Wagner, the Company granted Mr. Wagner 465,000 RSUs with a vesting period through November 15, 2028 and an effective date of January 1, 2026 to coincide with his appointment as the Company’s Chief Executive Officer and member of the Board. Also, in December 2025, Brent Moody was appointed as Chairman of the Board effective January 1, 2026 and the Company granted Mr. Moody RSUs with an aggregate grant date fair value of $550,000 with a vesting period of one year and an effective date of January 1, 2026. Although the effective date of Mr. Wagner’s and Mr. Moody’s RSU grants was January 1, 2026, these RSU grants met the criteria for a grant date for accounting purposes during December 2025. The 465,000 and 59,518 RSUs granted to Mr. Wagner and Mr. Moody, respectively, were recorded as if they were granted during the year ended December 31, 2025.

In addition, on the date of the Company’s annual stockholders’ meeting in May 2026, in accordance with the Company’s non-employee director compensation policy, each of the seven non-employee directors received grants of 20,325 RSUs with an aggregate grant date fair value of $1.0 million and a weighted-average grant date fair value of $7.38 per RSU, which will be recognized, net of forfeitures, over a vesting period of one year.

PSUs

In January 2025, pursuant to Mr. Lemonis’ previous employment agreement effective January 1, 2025 (the “Lemonis First Employment Agreement”), the Company granted Mr. Lemonis an award of PSUs under the 2016 Plan with respect to 750,000 PSUs if earned at “target” levels of performance, which will be eligible to vest based on the achievement of specified stock price hurdles over what was originally a three year performance period ending on December 31, 2027. However, if the Lemonis Second Employment Agreement is not extended, pursuant to the PSU award agreement with Mr. Lemonis the end of the post-termination measurement period will be February 16, 2027 and any tranche that has not met its stock price target will be forfeited. The PSUs are comprised of four tranches of 187,500 PSUs with hurdles ranging from $32.50 per share to $47.50 per share in $5.00 per share increments. The achievement of the stock price hurdles is based on the average 30 consecutive trading day closing stock price of the Company’s Class A common stock.

During the three months ended June 30, 2026, the Company granted PSUs to employees, including Mr. Kirn and Ms. Christen, with respect to an aggregate target number of 200,000 PSUs. The PSUs will be eligible to be earned based on an Adjusted EBITDA performance target for fiscal year 2026. In the event that actual performance exceeds or falls below target performance, the percentage of the earned PSUs will be adjusted upward or downward, as applicable, by an amount equal to 200% of the percentage by which actual performance exceeds or falls short of target performance; provided that in no event shall the number of PSUs eligible to vest for any year be less than the minimum (50% of the target number of PSUs for 110,000 of the target PSUs and 75% of the target number of PSUs for the remaining 90,000 of the target PSUs) or greater than the maximum (150% of the target number of PSUs). The earned PSUs will vest on the date on which the Compensation Committee certifies the Adjusted EBITDA achievement, which certification shall occur within ten (10) business days following the filing of the Company’s Annual Report on Form 10-K for fiscal year 2026 (“2026 PSU Vest Date”), subject to the employee’s continued employment or service through such date. The weighted-average grant date fair value of $6.92 per PSU will be recognized, net of forfeitures, through the 2026 PSU Vest Date based on an estimate of the probable outcome of the performance target. The probable outcome of the performance target is updated each reporting period through the final performance target resolution on the 2026 PSU Vest Date.

Liability-Classified Share-Based Awards

As discussed in Note 11 – Commitments and Contingencies and pursuant to the Lemonis Second Employment Agreement, Mr. Lemonis’ 2026 compensation included the 2026 Bonus of $2.3 million and the Lump-Sum Payment of $3.8 million, each of which could be settled in cash or shares of Class A common stock based on the closing stock price on the settlement date. Since the 2026 Bonus and the Lump-Sum Payment might be settled in cash or shares, were initially expected to be settled in shares, and a settlement in shares would result in a variable number of shares based on a fixed monetary amount, these payments were each recorded as liability-classified share-based awards (“Liability-Classified Awards”).

The Company deemed the 2026 service conditions relating to the Lemonis Second Employment Agreement to be nonsubstantive for accounting purposes, so all of the SBC expense relating to the Liability-Classified Awards was recognized by December 31, 2025, which was the date that Mr. Lemonis retired from the position of Chief Executive Officer and Chairman of the Board. As of December 31, 2025, the aggregate $6.0 million for the Liability-Classified Awards was recorded in other current liabilities in the condensed consolidated balance sheet and was not a component of stockholders’ equity.

As further discussed in Note 11 – Commitments and Contingencies and pursuant to the May 18, 2026 amendment to the Lemonis Second Employment Agreement, the Company settled each of the 2026 Bonus and Lump-Sum Payment in May 2026. The 2026 Bonus was settled with the issuance of 319,602 shares of Class A common stock, less 125,763 shares withheld to cover Mr. Lemonis’ associated tax withholding obligations. The Lump-Sum Payment was settled with a cash payment of $3.8 million. For the three and six months ended June 30, 2026, the amount recorded to components of stockholders’ equity related to SBC expense exceeded the SBC expense recorded in the condensed statements of operations by $2.3 million, reflecting the 2026 Bonus settled in shares of Class A common stock in May 2026 for which the SBC expense had been recognized during the three months ended December 31, 2025.

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

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands except per share amounts)	2026	2025	2026	2025
Numerator:
Net income	$43,713	$57,523	$17,052	$32,841
Less: net income attributable to non-controlling interests	(16,853)	(27,307)	(6,594)	(14,905)
Net income attributable to Camping World Holdings, Inc. — basic	$26,860	$30,216	$10,458	$17,936
Add: reallocation of net income attributable to non-controlling interests from the assumed dilutive effect of stock options, PSUs and RSUs	82	27	15	—
Add: reallocation of net income attributable to non-controlling interests from the assumed redemption of common units of CWGS, LLC for Class A common stock	—	—	—	11,049
Net income attributable to Camping World Holdings, Inc. — diluted	$26,942	$30,243	$10,473	$28,985
Denominator:
Weighted-average shares of Class A common stock outstanding — basic	63,668	62,610	63,573	62,571
Dilutive liability-classified awards	433	—	505	—
Dilutive PSUs and RSUs	74	137	88	195
Dilutive common units of CWGS, LLC that are convertible into Class A common stock	—	—	—	39,895
Weighted-average shares of Class A common stock outstanding — diluted	64,175	62,747	64,166	102,661

Earnings per share of Class A common stock — basic	$0.42	$0.48	$0.16	$0.29
Earnings per share of Class A common stock — diluted	$0.42	$0.48	$0.16	$0.28

Weighted-average anti-dilutive securities excluded from the computation of diluted earnings per share of Class A common stock:
Stock options to purchase Class A common stock	132	151	134	153
PSUs and RSUs	1,723	1,892	1,478	1,684
Common units of CWGS, LLC that are convertible into Class A common stock	39,895	39,895	39,895	—

Weighted-average contingently issuable shares excluded from the computation of diluted earnings per share of Class A common stock since all necessary conditions had not been satisfied:
PSUs(1)	815	750	783	750

(1)	See Note 17 – Stock-Based Compensation Plans for further details of PSUs.

Shares of the Company’s Class B common stock and Class C common stock do not share in the earnings or losses of the Company and are therefore not participating securities. As such, separate basic and diluted earnings per share of Class B common stock or Class C common stock under the two-class method has not been presented.

19. Segments Information

The Company has the following two reportable segments: (i) Good Sam Services and Plans, and (ii) RV and Outdoor Retail. The Company evaluates performance for all of its reportable segments based on Segment Adjusted EBITDA. The Company defines “Segment Adjusted EBITDA” as the reportable segments’ total revenue less segment expenses which are comprised of (i) adjusted costs applicable to revenue, (ii)

intersegment costs applicable to revenues, (iii) adjusted SG&A expense, (iv) floor plan interest expense, and (v) other segment items. Segment expenses exclude depreciation and amortization and certain noncash and other items that the Chief Operating Decision Maker (“CODM”) does not consider in his evaluation of ongoing operating performance. These excluded items include (a) SBC and (b) loss and/or impairment on investments in equity securities. As of June 30, 2026, the Company’s CODM was Matthew D. Wagner, the Company’s Chief Executive Officer and President.

Reportable segment revenue; segment adjusted EBITDA; depreciation and amortization; other interest expense, net; total assets; and capital expenditures are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
	Good Sam	RV and	Good Sam	RV and	Good Sam	RV and	Good Sam	RV and
	Services	Outdoor	Services	Outdoor	Services	Outdoor	Services	Outdoor
($ in thousands)	and Plans	Retail	and Plans	Retail	and Plans	Retail	and Plans	Retail
Revenue:
Good Sam Services and Plans	$54,629	$—	$54,213	$—	$103,087	$—	$100,421	$—
New vehicles	—	869,047	—	915,106	—	1,456,741	—	1,536,538
Used vehicles	—	580,322	—	572,271	—	984,102	—	994,622
Products, service and other	—	217,563	—	222,890	—	375,983	—	387,882
Finance and insurance, net	—	201,677	—	201,198	—	347,777	—	349,865
Good Sam Club	—	10,801	—	10,270	—	20,954	—	20,144
Intersegment revenue(1)	127	1,538	88	4,256	1,019	2,920	896	6,660
Total revenue before intersegment eliminations	54,756	1,880,948	54,301	1,925,991	104,106	3,188,477	101,317	3,295,711

Segment expenses:
Adjusted costs applicable to revenue(2)	20,839	1,374,692	21,936	1,361,657	39,701	2,306,966	39,613	2,327,751
Intersegment costs applicable to revenue(3)	56	2,694	40	3,792	672	4,741	627	6,417
Adjusted selling, general, and administrative(4)	8,952	394,013	7,167	417,513	16,741	736,935	14,809	787,245
Floor plan interest expense	—	19,852	—	20,989	—	41,671	—	39,295
Other segment items(5)	—	(138)	—	20	—	(236)	—	(20)
Segment Adjusted EBITDA	$24,909	$89,835	$25,158	$122,020	$46,992	$98,400	$46,268	$135,023

(1)	Intersegment revenue consists of segment revenue that is eliminated in our condensed consolidated statements of operations.
(2)	Adjusted costs applicable to revenue exclude SBC expense and intersegment costs applicable to revenue.
(3)	Intersegment costs applicable to revenue consist of segment costs applicable to revenue that are eliminated in our condensed consolidated statements of operations.
(4)	Adjusted SG&A expenses exclude SBC expense and intersegment operating expenses.
(5)	Other segment items include (i) intersegment operating expenses, which are eliminated in our condensed consolidated statements of operations, and (ii) other expense, net excluding loss and/or impairment on investments in equity securities.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Revenue:
Good Sam Services and Plans Segment	$54,756	$54,301	$104,106	$101,317
RV and Outdoor Retail Segment	1,880,948	1,925,991	3,188,477	3,295,711
Total segment revenue	1,935,704	1,980,292	3,292,583	3,397,028
Intersegment eliminations	(1,665)	(4,344)	(3,939)	(7,556)
Total revenue	1,934,039	1,975,948	3,288,644	3,389,472
Segment Adjusted EBITDA:
Good Sam Services and Plans Segment	24,909	25,158	46,992	46,268
RV and Outdoor Retail Segment	89,835	122,020	98,400	135,023
Total Segment Adjusted EBITDA	114,744	147,178	145,392	181,291
Corporate SG&A excluding SBC(1)	(3,641)	(4,465)	(6,590)	(7,391)
Depreciation and amortization	(24,634)	(23,419)	(47,352)	(45,963)
Long-lived asset impairment	(13,099)	—	(13,099)	(620)
Gain (loss) on lease termination and/or remeasurement	8	107	(56)	107
Gain (loss) on sale or disposal of assets	2,055	(1,185)	1,887	638
Stock-based compensation(2)	(4,384)	(8,444)	(9,158)	(15,714)
Loss and impairment on investments in equity securities(3)	—	(2,600)	(162)	(2,757)
Other interest expense, net	(26,912)	(30,836)	(53,761)	(61,367)
Intersegment eliminations(4)	947	(492)	1,238	(533)
Income before income taxes	$45,084	$75,844	$18,339	$47,691

(1)	Corporate SG&A excluding SBC represents corporate SG&A expenses that are not allocated to the segments and are comprised primarily of the costs associated with being a public company. This amount excludes the SBC relating to the Board of Directors for their service as board members that is not allocated to the segments, since it is presented as part of the SBC reconciling line item in this table.

(2)	This SBC amount includes SBC allocated to the segments and SBC relating to the Board of Directors for their service as board members that is not allocated to the segments (See Note 17 — Stock-Based Compensation Plans).
(3)	Represents loss and/or impairment on investments in equity securities and interest income relating to any notes receivables with those investments. These amounts are included in other expense, net in the condensed consolidated statements of operations.
(4)	Represents the net impact of intersegment eliminations on income (loss) before income taxes.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Depreciation and amortization:
Good Sam Services and Plans	$2,053	$1,125	$3,170	$2,026
RV and Outdoor Retail	22,581	22,294	44,182	43,937
Total depreciation and amortization	$24,634	$23,419	$47,352	$45,963

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Other interest expense, net:
Good Sam Services and Plans	$(196)	$(21)	$(233)	$(73)
RV and Outdoor Retail	5,491	6,300	10,683	12,709
Subtotal	5,295	6,279	10,450	12,636
Corporate & other	21,617	24,557	43,311	48,731
Total other interest expense, net	$26,912	$30,836	$53,761	$61,367

	June 30,	December 31,	June 30,
($ in thousands)	2026	2025	2025
Assets:
Good Sam Services and Plans	$94,810	$127,282	$87,911
RV and Outdoor Retail	4,755,642	4,906,137	4,881,045
Subtotal	4,850,452	5,033,419	4,968,956
Corporate & other	8,341	10,915	222,891
Total assets	$4,858,793	$5,044,334	$5,191,847

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Capital expenditures:
Good Sam Services and Plans	$4,517	$2,213	$9,156	$5,118
RV and Outdoor Retail	25,045	47,774	56,441	116,964
Total capital expenditures	$29,562	$49,987	$65,597	$122,082

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Camping World Holdings, Inc. (together with its subsidiaries) is America’s largest retailer of RVs and related products and services. Through our Camping World and Good Sam brands, our vision is to make it easy for everyone to enjoy RVing and empower our customers’ joy of travel. We strive to build long-term value for our customers, employees, and stockholders by combining a comprehensive offering of RV products and services with a national network of RV dealerships, service centers and customer support centers. We also believe that our Good Sam organization and family of highly-specialized services and plans, including roadside assistance, protection plans and insurance, uniquely enable us to protect our customers on the road ahead. On June 30, 2026, we operated a total of 200 locations, with all of them selling and/or servicing RVs. See Note 1 – Summary of Significant Accounting Policies to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

A summary of the changes in quantities and types of retail stores and changes in same stores from June 30, 2025 to June 30, 2026, are in the table below:

	RV	RV Service &		Same
	Dealerships	Retail Centers	Total	Store(1)
Number of store locations as of June 30, 2025	200	1	201	178
Opened	4	—	4	—
Re-opened	1		1	—
Closed	(6)	—	(6)	(3)
Achieved designation of same store (1)	—	—	—	11
Number of store locations as of June 30, 2026	199	1	200	186

(1)	Our same store revenue and units calculations for a given period include only those stores that were open both at the end of the corresponding period and at the beginning of the preceding fiscal year.

Industry Trends

According to the RV Industry Association’s (“RVIA”) survey of manufacturers, which almost entirely focuses on North America, the latest Summer 2026 edition of RV RoadSigns presented a 10.2% downward revision of their median forecast of 2026 wholesale shipments of new RVs from their previous Spring 2026 report. The 314,100 unit median of their revised forecast of 2026 wholesale shipments of new RVs was 8.2% lower than 2025 shipment levels.

RV wholesale shipments for the first six months of 2026 totaled 163,644 units, a decrease of 14.2% compared to the same period in the prior year per the June 2026 survey of manufacturers prepared by the RVIA. According to Statistical Surveys, Inc. (“SSI”) aggregation of North American RV retail transactions, new RV registrations in the U.S. declined by 16.4% to 113,631 registrations for the year-to-date period ended May 31, 2026 compared to the comparable period ended May 31, 2025. Used RV registrations increased 2.4% to 284,744 over the same period. Additionally, SSI reported a decrease of new RV registrations in the U.S. of 15.0% and 19.0% for April and May 2026, respectively, compared to the same periods of 2025.

The above decreases in projected RV wholesale shipments and new RV registrations have been largely impacted by economic conditions and the subsequent declines in consumer sentiment year to date, likely driven by geopolitical events in the Middle East, including the U.S. and Israeli military conflict with Iran (described below); high fuel prices; and the persistence of a high-interest-rate environment. For instance, the University of Michigan’s surveys of consumers reported decreases in the index of consumer sentiment of 6.4% and 18.5% as of June 2026 compared to December 2025 and June 2025, respectively.

The U.S. and Israeli military conflict with Iran, which began on February 28, 2026, has resulted in an increase in the price of gasoline, which has negatively impacted demand for new RVs as discussed above. If high fuel prices continue for an extended period, it could apply downward pressure on average selling prices of RVs from additional reductions in consumer discretionary spending and/or further negatively impact consumer demand for RVs. Additionally, as a result of the conflict, the related increase in energy costs and other disruptions to the global supply chain could continue to increase inflation, which may delay future interest rate cuts or result in higher interest rates as the U.S. Federal Reserve attempts to counteract inflationary pressures. A higher cost of consumer credit could negatively impact demand for RVs and average selling price as interest expense becomes a higher proportion of the customer’s monthly payment.

We are closely monitoring U.S. trade policy developments with countries from which we source product and equipment, such as China, Mexico, and Canada. There is uncertainty as to the extent and duration of additional tariffs that have been or may be imposed on imports from these countries, including additional tariffs enacted in April 2026 on steel and aluminum, which are core materials for RVs. We benefit from the U.S. assembly of new vehicles, which are not subject to tariffs on the assembled product unlike other similar industries that may have their products assembled in China, Mexico, or Canada. However, many of our U.S.-based suppliers source some of their components from these countries, which has resulted, and may continue to result, in higher procurement costs. For the year ended December 31, 2025, our costs applicable to revenue included directly sourced inventory from China, Mexico, and Canada of approximately $37.6 million, $10.5 million and $2.3 million, respectively. As of June 30, 2026, refunds received for tariffs that were previously imposed under the International Emergency Economic Powers Act have been less than $2.0 million and further refunds are not expected to be material.

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

Results of Operations

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

Unless otherwise indicated, all financial comparisons in this section of Results of Operations compare our financial results for the three months ended June 30, 2026 to our financial results from the three months ended June 30, 2025. The following table sets forth information comparing the components of net income for the three months ended June 30, 2026 and 2025:

	Three Months Ended
	June 30, 2026		June 30, 2025
		Percent of		Percent of	Favorable/ (Unfavorable)
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%
Revenue:
Good Sam Services and Plans	$54,629	2.8%	$54,213	2.7%	$416	0.8%
RV and Outdoor Retail
New vehicles	869,047	44.9%	915,106	46.3%	(46,059)	(5.0%)
Used vehicles	580,322	30.0%	572,271	29.0%	8,051	1.4%
Products, service and other	217,563	11.2%	222,890	11.3%	(5,327)	(2.4%)
Finance and insurance, net	201,677	10.4%	201,198	10.2%	479	0.2%
Good Sam Club	10,801	0.6%	10,270	0.5%	531	5.2%
Subtotal	1,879,410	97.2%	1,921,735	97.3%	(42,325)	(2.2%)
Total revenue	1,934,039	100.0%	1,975,948	100.0%	(41,909)	(2.1%)

Gross profit (exclusive of depreciation and amortization shown separately below):
Good Sam Services and Plans	33,743	1.7%	32,266	1.6%	1,477	4.6%
RV and Outdoor Retail
New vehicles	95,061	4.9%	126,233	6.4%	(31,172)	(24.7%)
Used vehicles	95,641	4.9%	117,032	5.9%	(21,391)	(18.3%)
Products, service and other	102,856	5.3%	106,478	5.4%	(3,622)	(3.4%)
Finance and insurance, net	201,677	10.4%	201,198	10.2%	479	0.2%
Good Sam Club	9,400	0.5%	9,048	0.5%	352	3.9%
Subtotal	504,635	26.1%	559,989	28.3%	(55,354)	(9.9%)
Total gross profit	538,378	27.8%	592,255	30.0%	(53,877)	(9.1%)

Operating expenses:
Selling, general, and administrative	410,860	21.2%	437,489	22.1%	26,629	6.1%
Depreciation and amortization	24,634	1.3%	23,419	1.2%	(1,215)	(5.2%)
Long-lived asset impairment	13,099	0.7%	—	—	(13,099)	n/m
Gain on lease termination and/or remeasurement	(8)	(0.0%)	(107)	(0.0%)	(99)	(92.5%)
(Gain) loss on sale or disposal of assets	(2,055)	(0.1%)	1,185	0.1%	3,240	273.4%
Total operating expenses	446,530	23.1%	461,986	23.4%	15,456	3.3%
Income from operations	91,848	4.7%	130,269	6.6%	(38,421)	(29.5%)
Other expense:
Floor plan interest expense	(19,852)	(1.0%)	(20,989)	(1.1%)	1,137	5.4%
Other interest expense, net	(26,912)	(1.4%)	(30,836)	(1.6%)	3,924	12.7%
Other expense, net	—	—	(2,600)	(0.1%)	2,600	100.0%
Total other expense	(46,764)	(2.4%)	(54,425)	(2.8%)	7,661	14.1%
Income before income taxes	45,084	2.3%	75,844	3.8%	(30,760)	(40.6%)
Income tax expense	(1,371)	(0.1%)	(18,321)	(0.9%)	16,950	92.5%
Net income	43,713	2.3%	57,523	2.9%	(13,810)	(24.0%)
Less: net income attributable to non-controlling interests	(16,853)	(0.9%)	(27,307)	(1.4%)	10,454	38.3%
Net income attributable to Camping World Holdings, Inc.	$26,860	1.4%	$30,216	1.5%	$(3,356)	(11.1%)

n/m- not meaningful

Supplemental Data

	Three Months Ended June 30,		Increase		Percent
	2026	2025	(decrease)		Change
Unit sales
New vehicles	22,312	26,696	(4,384)		(16.4%)
Used vehicles	19,882	18,906	976		5.2%
Total	42,194	45,602	(3,408)		(7.5%)

Average selling price
New vehicles	$38,950	$34,279	$4,671		13.6%
Used vehicles	29,188	30,269	(1,081)		(3.6%)

Same store unit sales(1)
New vehicles	20,983	25,066	(4,083)		(16.3%)
Used vehicles	18,897	17,971	926		5.2%
Total	39,880	43,037	(3,157)		(7.3%)

Same store revenue(1) ($ in 000s)
New vehicles	$816,742	$851,221	$(34,479)		(4.1%)
Used vehicles	551,709	536,149	15,560		2.9%
Products, service and other	173,025	175,821	(2,796)		(1.6%)
Finance and insurance, net	192,349	190,716	1,633		0.9%
Total	$1,733,825	$1,753,907	$(20,082)		(1.1%)

Average gross profit per unit
New vehicles	$4,261	$4,729	$(468)		(9.9%)
Used vehicles	4,810	6,190	(1,380)		(22.3%)
Finance and insurance, net per vehicle unit	4,780	4,412	368		8.3%
Total vehicle front-end yield(2)	9,299	9,747	(448)		(4.6%)

Gross margin
Good Sam Services and Plans	61.8%	59.5%	225	bps
New vehicles	10.9%	13.8%	(286)	bps
Used vehicles	16.5%	20.5%	(397)	bps
Products, service and other	47.3%	47.8%	(50)	bps
Finance and insurance, net	100.0%	100.0%	unch
Good Sam Club	87.0%	88.1%	(107)	bps
Subtotal RV and Outdoor Retail	26.9%	29.1%	(229)	bps
Total gross margin	27.8%	30.0%	(214)	bps

Retail locations
RV dealerships	199	200	(1)		(0.5%)
RV service & retail centers	1	1	—		0.0%
Total	200	201	(1)		(0.5%)

RV and Outdoor Retail inventories ($ in 000s)
New vehicles	$1,264,258	$1,330,965	$(66,707)		(5.0%)
Used vehicles	429,417	536,665	(107,248)		(20.0%)
Products, parts, accessories and misc.	166,351	193,232	(26,881)		(13.9%)
Total RV and Outdoor Retail inventories	$1,860,026	$2,060,862	$(200,836)		(9.7%)

Vehicle inventory per location ($ in 000s)
New vehicle inventory per dealer location	$6,353	$6,655	$(302)		(4.5%)
Used vehicle inventory per dealer location	2,158	2,683	(525)		(19.6%)

Vehicle inventory turnover(3)
New vehicle inventory turnover	1.7	1.9	(0.1)		(7.9%)
Used vehicle inventory turnover	3.2	3.3	(0.0)		(1.4%)

Other data
Active Customers(4)	4,102,846	4,221,642	(118,796)		(2.8%)
Good Sam Club members (5)	1,472,554	1,662,653	(190,099)		(11.4%)
Service bays (6)	2,842	2,809	33		1.2%
Finance and insurance gross profit as a % of total vehicle revenue	13.9%	13.5%	39	bps	n/a
Same store locations	186	n/a	n/a		n/a

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

Revenue and Gross Profit

Good Sam Services and Plans

Good Sam Services and Plans revenue increased primarily from new publishing partnerships.

Good Sam Services and Plans gross profit and gross margin increased primarily from reduced costs for roadside assistance and gross profit was also favorably impacted by the increase in publishing partnerships discussed above.

RV and Outdoor Retail

New vehicles

New vehicles revenue decreased primarily due to a 16.4% decrease in new vehicles unit sales partially offset by a 13.6% increase in the average selling price per new vehicle (discussed below). On a same store basis, new vehicles revenue decreased 4.1% to $816.7 million resulting from a 16.3% decrease in new vehicles units sold partially offset by a 14.6% increase in the average selling price per vehicle sold.

New vehicles gross profit decreased primarily due to a 16.4% decrease in new vehicles unit sales and a 286 basis point decrease in new vehicles gross margin. The new vehicles gross margin decrease was primarily driven by a 17.4% increase in the average cost per new vehicle sold, partially offset by a 13.6% increase in the average selling price per new vehicle sold. The increases in average selling price and average cost of new vehicles were largely driven by a mix shift toward higher cost motorized vehicles and fifth wheels and away from lower cost travel trailers. See “Industry Trends” above for a discussion of the impact of economic conditions and consumer sentiment on the demand for new vehicles.

Used vehicles

Used vehicles revenue increased primarily due to a 5.2% increase in used vehicles unit sales, partially offset by a 3.6% decrease in the average selling price per used vehicle sold, mainly from the mix shift away from higher priced motorized units toward lower-priced towables. On a same store basis, used vehicles revenue increased 2.9% to $551.7 million resulting from an increase in used vehicles unit sales of 5.2%, partially offset by a 2.1% decrease in average sales price per used vehicle sold.

Used vehicles gross profit and gross margin decreased primarily due to a 3.6% decrease in the average selling price per used vehicle sold and a 1.2% increase in the average cost per used vehicle sold. This impact to used vehicle gross profit was partially offset by the 5.2% increase in used vehicle unit sales.

Products, service and other

Products, service and other revenue decreased primarily due to reduced service, collision, and warranty work. On a same store basis, products, service and other revenue decreased 1.6% to $173.0 million.

Products, service and other gross profit decreased primarily due to the lower revenue discussed above. Products, service and other gross margin decreased 50 basis points to 47.3%, driven by a lower mix of higher margin service and collision revenue and increased labor rates.

Finance and insurance, net

Finance and insurance revenue and gross profit is recorded net, since the Company is acting as an agent in the transaction, and commission is recognized when a finance and insurance product contract payment has been received or financing has been arranged. The finance and insurance, net revenue increase was driven by a 5.3% increase in total vehicle average selling price, as certain finance and insurance, net offerings correlate with the selling price of vehicles, partially offset by fewer contracts sold on new vehicles, resulting from a 16.4% decrease in new vehicle unit sales. Finance and insurance, net revenue as a percentage of new and used vehicle revenue was 13.9%, a 39 basis point increase from the prior year. On a same store basis, finance and insurance, net revenue increased 0.9%.

Good Sam Club

Good Sam Club revenue and gross profit increased mainly due to memberships provided with vehicle sales shifting from three-year, lower-tier memberships to one-year, elite-tier memberships. This aligns with the current marketing strategy and increased annual pricing due to enhanced benefits, including loyalty points. These gains were partially offset by an 11.4% decline in paid members (excluding free basic plan members), as higher prices contributed to lower renewal rates.

Operating Expenses and Other

Selling, general, and administrative expenses

Selling, general, and administrative expenses decreased primarily due to a $28.2 million decrease in employee cash compensation costs excluding commissions, resulting primarily from a headcount reduction during the second half of 2025; a $4.9 million decrease in commissions costs; and a $4.1 million decrease in stock-based compensation expense (“SBC”), partially offset by a $4.5 million increase in outside service provider fees related primarily to software expenses and related maintenance expenses, a $2.2 million increase in advertising expenses, and a $1.9 million increase in rent expense.

Long-lived asset impairment

As discussed in Note 5 – Long-Lived Asset Impairment to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q, we recognized $13.1 million of long-lived asset impairment charges for the three months ended June 30, 2026 relating to decreases in market rental rates or market value of real property for closed locations, or based on the Company’s review of location performance in the normal course of business.

Floor plan interest expense

The decrease in floor plan interest expense was primarily due to a 48 basis point decrease in the average floor plan borrowing rate, partially offset by a 2.1% increase in the average floor plan balance. The average interest rate for the Floor Plan Facility for the three months ended June 30, 2026 and 2025 was 5.98% and 6.46%, respectively.

Other interest expense, net

Other interest expense, net decreased primarily due to reduced interest rates and reduced borrowings on our Term Loan Facility and our Real Estate Facilities. The average interest rate for the Term Loan Facility for the three months ended June 30, 2026 and 2025 was 6.28% and 6.88%, respectively. The average interest rate on the M&T Real Estate Facility (as defined in Note 8 – Long-Term Debt to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q) for three months ended June 30, 2026 and 2025 was 6.49% and 6.67%, respectively.

Income tax expense

The decrease in income tax expense was primarily due to the exclusion of pre-tax book income attributed to the public holding company, CWH, as CWH continues to be a loss jurisdiction with a full valuation allowance that is excluded from the quarterly income tax expense. See Note 14 ― Income Taxes to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further details.

Segment Results

The following table sets forth information comparing select components of Segment Adjusted EBITDA for each of our segments for the periods presented:

	Three Months Ended June 30,
	2026		2025		Favorable /
		Percent of		Percent of	(Unfavorable)
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%
Good Sam Services and Plans:
Revenue:
External revenue	$54,629	99.8%	$54,213	99.8%	$416	0.8%
Intersegment revenue(1)	127	0.2%	88	0.2%	39	44.3%
Total revenue before intersegment eliminations	54,756	100.0%	54,301	100.0%	455	0.8%

Segment expenses:
Adjusted costs applicable to revenue(2)	20,839	38.1%	21,936	40.4%	1,097	5.0%
Intersegment costs applicable to revenue(3)	56	0.1%	40	0.1%	(16)	(40.0%)
Adjusted selling, general, and administrative(4)	8,952	16.3%	7,167	13.2%	(1,785)	(24.9%)
Segment Adjusted EBITDA	$24,909	45.5%	$25,158	46.3%	$(249)	(1.0%)

RV and Outdoor Retail:
Revenue:
External revenue	$1,879,410	99.9%	$1,921,735	99.8%	$(42,325)	(2.2%)
Intersegment revenue(1)	1,538	0.1%	4,256	0.2%	(2,718)	(63.9%)
Total revenue before intersegment eliminations	1,880,948	100.0%	1,925,991	100.0%	(45,043)	(2.3%)

Segment expenses:
Adjusted costs applicable to revenue(2)	1,374,692	73.1%	1,361,657	70.7%	(13,035)	(1.0%)
Intersegment costs applicable to revenue(3)	2,694	0.1%	3,792	0.2%	1,098	29.0%
Adjusted selling, general, and administrative(4)	394,013	20.9%	417,513	21.7%	23,500	5.6%
Floor plan interest expense	19,852	1.1%	20,989	1.1%	1,137	5.4%
Other segment items(5)	(138)	(0.0%)	20	0.0%	158	n/a
Segment Adjusted EBITDA	$89,835	4.8%	$122,020	6.3%	$(32,185)	(26.4%)

(1)	Intersegment revenue consists of segment revenue that is eliminated in our consolidated statements of operations.
(2)	Adjusted costs applicable to revenue excludes SBC expense and intersegment costs applicable to revenue.
(3)	Intersegment costs applicable to revenue consist of segment costs applicable to revenue that are eliminated in our consolidated statements of operations.
(4)	Adjusted selling, general, and administrative expenses exclude SBC expense and intersegment operating expenses.
(5)	Other segment items include (i) intersegment operating expenses, which are eliminated in our consolidated statements of operations, and (ii) other expense, net excluding loss and/or impairment on investments in equity securities.

Good Sam Services and Plans Segment

See the “Revenue and Gross Profit” section above for a discussion of impacts to revenue for Good Sam Services and Plans. Adjusted costs applicable to segment revenues reflected reduced costs for the roadside assistance programs, partially offset by increased production costs relating to increased publishing partner revenue. The adjusted selling, general, and administrative expenses increased primarily from higher advertising and legal fees. The Good Sam Services and Plans Segment Adjusted EBITDA slight decrease was driven primarily by additional adjusted selling, general, and administrative expenses, partially offset by the increase in external revenue discussed above and the decrease in adjusted costs applicable to revenue. Intersegment revenue and intersegment costs applicable to revenue did not have a significant impact on the decrease in Segment Adjusted EBITDA.

RV and Outdoor Retail Segment

See the “Revenue and Gross Profit” section above for a discussion of impacts to revenue for RV and Outdoor Retail and “Floor plan interest expense” section above for a discussion of the decrease in floor plan interest expense. Adjusted costs applicable to segment revenue increased primarily from the higher average cost per total vehicle of 9.3%, partially offset by the 7.5% lower total unit sales, as discussed above. Adjusted selling, general, and administrative expense decreased primarily due to $27.0 million of reduced employee cash compensation expense excluding commissions, and $4.9 million of reduced commissions, partially offset by $4.2 million of increased outside service provider fees related primarily to software expenses and related maintenance expenses, $1.9 million of increased rent expense, and $1.7 million of increased advertising expenses. The RV and Outdoor Retail Segment Adjusted EBITDA decreased from the decreases in revenue, and increased adjusted costs applicable to segment revenue discussed above, partially offset by reduced adjusted selling, general, and administrative expense and reduced floor plan interest expense. Intersegment revenue and intersegment costs applicable to revenue did not have a significant impact on the decrease in Segment Adjusted EBITDA.

Results of Operations

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

Unless otherwise indicated, all financial comparisons in this section of Results of Operations compare our financial results for the six months ended June 30, 2026 to our financial results from the six months ended June 30, 2025. The following table sets forth information comparing the components of net income for the six months ended June 30, 2026 and 2025:

	Six Months Ended
	June 30, 2026		June 30, 2025
		Percent of		Percent of	Favorable/ (Unfavorable)
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%
Revenue:
Good Sam Services and Plans	$103,087	3.1%	$100,421	3.0%	$2,666	2.7%
RV and Outdoor Retail:
New vehicles	1,456,741	44.3%	1,536,538	45.3%	(79,797)	(5.2%)
Used vehicles	984,102	29.9%	994,622	29.3%	(10,520)	(1.1%)
Products, service and other	375,983	11.4%	387,882	11.4%	(11,899)	(3.1%)
Finance and insurance, net	347,777	10.6%	349,865	10.3%	(2,088)	(0.6%)
Good Sam Club	20,954	0.6%	20,144	0.6%	810	4.0%
Subtotal	3,185,557	96.9%	3,289,051	97.0%	(103,494)	(3.1%)
Total revenue	3,288,644	100.0%	3,389,472	100.0%	(100,828)	(3.0%)

Gross profit (exclusive of depreciation and amortization shown separately below):
Good Sam Services and Plans	63,292	1.9%	60,753	1.8%	2,539	4.2%
RV and Outdoor Retail:
New vehicles	166,842	5.1%	211,306	6.2%	(44,464)	(21.0%)
Used vehicles	166,923	5.1%	195,422	5.8%	(28,499)	(14.6%)
Products, service and other	178,503	5.4%	186,731	5.5%	(8,228)	(4.4%)
Finance and insurance, net	347,777	10.6%	349,865	10.3%	(2,088)	(0.6%)
Good Sam Club	18,380	0.6%	17,806	0.5%	574	3.2%
Subtotal	878,425	26.7%	961,130	28.4%	(82,705)	(8.6%)
Total gross profit	941,717	28.6%	1,021,883	30.1%	(80,166)	(7.8%)

Operating expenses:
Selling, general and administrative expenses	769,164	23.4%	824,934	24.3%	55,770	6.8%
Depreciation and amortization	47,352	1.4%	45,963	1.4%	(1,389)	(3.0%)
Long-lived asset impairment	13,099	0.4%	620	0.0%	(12,479)	n/m
Loss (gain) on lease termination and/or remeasurement	56	0.0%	(107)	(0.0%)	(163)	(152.3%)
Gain on sale or disposal of assets	(1,887)	(0.1%)	(638)	(0.0%)	1,249	195.8%
Total operating expenses	827,784	25.2%	870,772	25.7%	42,988	4.9%
Income from operations	113,933	3.5%	151,111	4.5%	(37,178)	(24.6%)
Other expense:
Floor plan interest expense	(41,671)	(1.3%)	(39,295)	(1.2%)	(2,376)	(6.0%)
Other interest expense, net	(53,761)	(1.6%)	(61,367)	(1.8%)	7,606	12.4%
Other expense, net	(162)	(0.0%)	(2,758)	(0.1%)	2,596	94.1%
Total other expense	(95,594)	(2.9%)	(103,420)	(3.1%)	7,826	7.6%
Income before income taxes	18,339	0.6%	47,691	1.4%	(29,352)	(61.5%)
Income tax expense	(1,287)	(0.0%)	(14,850)	(0.4%)	13,563	91.3%
Net income	17,052	0.5%	32,841	1.0%	(15,789)	(48.1%)
Less: net income attributable to non-controlling interests	(6,594)	(0.2%)	(14,905)	(0.4%)	8,311	55.8%
Net income attributable to Camping World Holdings, Inc.	$10,458	0.3%	$17,936	0.5%	$(7,478)	(41.7%)

Supplemental Data

	Six Months Ended June 30,		Increase		Percent
	2026	2025	(decrease)		Change
Unit sales
New vehicles	37,530	43,422	(5,892)		(13.6%)
Used vehicles	33,346	32,845	501		1.5%
Total	70,876	76,267	(5,391)		(7.1%)

Average selling price
New vehicles	$38,815	$35,386	$3,429		9.7%
Used vehicles	29,512	30,282	(770)		(2.5%)

Same store unit sales(1)
New vehicles	35,492	40,966	(5,474)		(13.4%)
Used vehicles	31,803	31,227	576		1.8%
Total	67,295	72,193	(4,898)		(6.8%)

Same store revenue(1) ($ in 000s)
New vehicles	$1,378,246	$1,440,199	$(61,953)		(4.3%)
Used vehicles	938,535	938,171	364		0.0%
Products, service and other	307,885	313,154	(5,269)		(1.7%)
Finance and insurance, net	332,915	333,009	(94)		(0.0%)
Total	$2,957,581	$3,024,533	$(66,952)		(2.2%)

Average gross profit per unit
New vehicles	$4,446	$4,866	$(420)		(8.6%)
Used vehicles	5,006	5,950	(944)		(15.9%)
Finance and insurance, net per vehicle unit	4,907	4,587	320		7.0%
Total vehicle front-end yield(2)	9,616	9,920	(304)		(3.1%)

Gross margin
Good Sam Services and Plans	61.4%	60.5%	90	bps
New vehicles	11.5%	13.8%	(230)	bps
Used vehicles	17.0%	19.6%	(269)	bps
Products, service and other	47.5%	48.1%	(66)	bps
Finance and insurance, net	100.0%	100.0%	unch
Good Sam Club	87.7%	88.4%	(68)	bps
Subtotal RV and Outdoor Retail	27.6%	29.2%	(165)	bps
Total gross margin	28.6%	30.1%	(151)	bps

Other data
Finance and insurance gross profit as a % of total vehicle revenue	14.2%	13.8%	43	bps	n/a
Same store locations	186	n/a	n/a		n/a

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

Revenue and Gross Profit

Good Sam Services and Plans

Good Sam Services and Plans revenue increased primarily from increased sales of the Good Sam branded extended vehicle warranty program and new publishing partnerships.

Good Sam Services and Plans gross profit and gross margin increased primarily due to the increase in revenue from the higher margin Good Sam branded extended vehicle warranty programs and reduced roadside assistance claims costs, and gross profit was also favorably impacted by the new publishing partnerships discussed above.

RV and Outdoor Retail

New vehicles

New vehicles revenue decreased primarily due to a 13.6% decrease in new vehicles unit sales, partially offset by a 9.7% increase in the average selling price per new vehicle sold. On a same store basis, new vehicles revenue decreased 4.3% to $1.4 billion resulting from a 13.4% decrease in new vehicles units sold, partially offset by a 10.5% increase in the average price per vehicle sold.

New vehicles gross profit decreased primarily due to a 13.6% decrease in new vehicles unit sales and the 230 basis point decrease in new vehicles gross margin. The new vehicles gross margin decrease was primarily driven by a 12.6% increase in the average cost per new vehicle sold, partially offset by the 9.7% increase in the average selling price per new vehicle sold. The increases in average selling price and average cost of new vehicles were largely driven by a mix shift toward higher cost motorized vehicles and fifth wheels and away from lower cost travel trailers. See “Industry Trends” above for a discussion of the impact of economic conditions and consumer sentiment on the demand for new vehicles.

Used vehicles

Used vehicles revenue decreased primarily due to a 2.5% decrease in the average selling price per used vehicle sold, mainly from the mix shift away from higher priced motorized units toward lower-priced towables, partially offset by a 1.5% increase in used vehicles unit sales. On a same store basis, used vehicles revenue of $938.5 million was relatively unchanged from the prior year resulting from an increase in used vehicles unit sales of 1.8% offset by 1.8% decrease in average sales price per used vehicle sold.

Used vehicles gross profit decreased primarily due to a 2.5% decrease in the average selling price per used vehicle sold and a 0.7% increase in the average cost per used vehicle sold, partially offset by a 1.5% increase in used vehicles unit sales. The used vehicles gross margin decrease was primarily driven by the 2.5% decrease in the average sales price per used vehicle sold.

Products, service and other

Products, service and other revenue decreased primarily due to lower warranty work and overall decline in vehicle unit sales. On a same store basis, products, service and other revenue decreased 1.7% to $307.9 million.

Products, service and other gross profit and gross margin decreased primarily due to the lower revenue discussed above. Products, service and other gross margin decreased 66 basis points to 47.5%, driven by the lower mix of higher margin service and collision revenue and increased labor rates.

Finance and insurance, net

Finance and insurance revenue and gross profit is recorded net, since the Company is acting as an agent in the transaction, and commission is recognized when a finance and insurance product contract payment has been received or financing has been arranged. The finance and insurance, net revenue decrease was driven by fewer contracts sold on new vehicles, resulting from a 13.6% decrease in new vehicle unit sales, partially offset by a 3.8% increase in total vehicle average selling price, as certain finance and insurance, net offerings correlate with the selling price of vehicles. Finance and insurance, net revenue as a percentage of new and used vehicle revenue was 14.2%, a 43 basis point increase from the prior year. On a same store basis, finance and insurance, net revenue was unchanged versus the prior year.

Good Sam Club

Good Sam Club revenue and gross profit increased mainly due to memberships provided with vehicle sales shifting from three-year, lower-tier memberships to one-year, elite-tier memberships. This aligns with the current marketing strategy and increased annual pricing due to enhanced benefits, including loyalty points. These gains were partially offset by an 11.4% decline in paid members (excluding free basic plan members), as higher prices contributed to lower renewal rates.

Operating Expenses and Other

Selling, general, and administrative expenses

Selling, general, and administrative expenses decreased primarily due to a $47.2 million decrease in employee cash compensation costs excluding commissions, resulting primarily from headcount reduction during the second half of 2025; a $9.9 million decrease in commissions costs; a $6.6 million decrease in stock-based compensation expense (“SBC”); and a $4.2 million decrease in advertising expenses, partially offset by an $8.2 million increase in outside service provider fees related primarily to software expenses and related maintenance expenses.

Long-lived asset impairment

As discussed in Note 5 – Long-Lived Asset Impairment to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q, we recognized $13.1 million and $0.6 million of long-lived asset impairment charges for the six months ended June 30, 2026 and 2025, respectively, relating to decreases in market rental rates or market value of real property for closed locations, or based on the Company’s review of location performance in the normal course of business.

Floor plan interest expense

The increase in floor plan interest expense was primarily due to a 14.6% increase in the average floor plan balance partially offset by a 47 basis point decrease in the average floor plan borrowing rate. The average interest rate for the Floor Plan Facility for the six months ended June 30, 2026 and 2025 was 5.93% and 6.40%, respectively.

Other interest expense, net

Other interest expense, net decreased primarily due to reduced interest rates and reduced borrowings on our Term Loan Facility and our Real Estate Facilities. The average interest rate for the Term Loan Facility for the six months ended June 30, 2026 and 2025 was 6.32% and 6.92%, respectively. The average interest rate on the M&T Real Estate Facility (as defined in Note 8 – Long-Term Debt to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q) for six months ended June 30, 2026 and 2025 was 6.45% and 6.73%, respectively.

Income tax expense

The decrease in income tax expense was primarily due to the exclusion of pre-tax book income attributed to the public holding company, CWH, as CWH continues to be a loss jurisdiction with a full valuation allowance that is excluded from the quarterly income tax expense. See Note 14 ― Income Taxes to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further details.

Segment Results

The following table sets forth information comparing select components of Segment Adjusted EBITDA for each of our segments for the periods presented:

	Six Months Ended June 30,
	2026		2025		Favorable/
		Percent of		Percent of	(Unfavorable)
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%
Good Sam Services and Plans:
Revenue:
External revenue	$103,087	99.0%	$100,421	99.1%	$2,666	2.7%
Intersegment revenue(1)	1,019	1.0%	896	0.9%	123	13.7%
Total revenue before intersegment eliminations	104,106	100.0%	101,317	100.0%	2,789	2.8%

Segment expenses:
Adjusted costs applicable to revenue(2)	39,701	38.1%	39,613	39.1%	(88)	(0.2%)
Intersegment costs applicable to revenue(3)	672	0.6%	627	0.6%	(45)	(7.2%)
Adjusted selling, general and administrative(4)	16,741	16.1%	14,809	14.6%	(1,932)	(13.0%)
Segment Adjusted EBITDA	46,992	45.1%	46,268	45.7%	724	1.6%

RV and Outdoor Retail:
Revenue:
External revenue	$3,185,557	99.9%	$3,289,051	99.8%	$(103,494)	(3.1%)
Intersegment revenue(1)	2,920	0.1%	6,660	0.2%	(3,740)	(56.2%)
Total revenue before intersegment eliminations	3,188,477	100.0%	3,295,711	100.0%	(107,234)	(3.3%)

Segment expenses:
Adjusted costs applicable to revenue(2)	2,306,966	72.4%	2,327,751	70.6%	20,785	0.9%
Intersegment costs applicable to revenue(3)	4,741	0.1%	6,417	0.2%	1,676	26.1%
Adjusted selling, general and administrative(4)	736,935	23.1%	787,245	23.9%	50,310	6.4%
Floor plan interest expense	41,671	1.3%	39,295	1.2%	(2,376)	(6.0%)
Other segment items(5)	(236)	(0.0%)	(20)	(0.0%)	216	n/a
Segment Adjusted EBITDA	$98,400	3.1%	$135,023	4.1%	$(36,623)	(27.1%)

(1)	Intersegment revenue consists of segment revenue that is eliminated in our consolidated statements of operations.
(2)	Adjusted costs applicable to revenue excludes SBC expense and intersegment costs applicable to revenue.
(3)	Intersegment costs applicable to revenue consist of segment costs applicable to revenue that are eliminated in our consolidated statements of operations.
(4)	Adjusted selling, general, and administrative expenses exclude SBC expense and intersegment operating expenses.
(5)	Other segment items include (i) intersegment operating expenses, which are eliminated in our consolidated statements of operations, and (ii) other expense, net excluding loss and/or impairment on investments in equity securities.

Good Sam Services and Plans Segment

See the “Revenue and Gross Profit” section above for a discussion of impacts to revenue for Good Sam Services and Plans. Adjusted costs applicable to segment revenues were relatively unchanged. The adjusted selling, general, and administrative expenses increased primarily from higher advertising and legal fees. The Good Sam Services and Plans Segment Adjusted EBITDA increase was driven primarily by the increase in external revenue discussed above, partially offset by additional adjusted selling, general, and administrative expenses. Intersegment revenue and intersegment costs applicable to revenue did not have a significant impact on the decrease in Segment Adjusted EBITDA.

RV and Outdoor Retail Segment

See the “Revenue and Gross Profit” section above for a discussion of impacts to revenue for RV and Outdoor Retail and “Floor plan interest expense” section above for a discussion of the increase in floor plan interest expense. Adjusted costs applicable to segment revenue decreased from (i) the 7.1% lower total unit sales, partially offset by the higher average cost per total vehicle of 6.7%, and (ii) lower products, service and other costs applicable to revenue primarily from the same drivers of the decrease in revenue discussed above. Adjusted selling, general, and administrative expense decreased primarily due to $46.1 million of reduced employee cash compensation expense excluding commissions, $9.9 million decrease in commission costs,  and $4.7 million lower advertising fees, partially offset by a $7.6 million increase in outside service provider fees related primarily to software expenses and related maintenance expenses. The RV and Outdoor Retail Segment Adjusted EBITDA decreased from the decrease in revenue and the increased floor plan interest expense, partially offset by reduced adjusted selling, general, and administrative expense and reduced adjusted costs applicable to segment revenue. Intersegment revenue and intersegment costs applicable to revenue did not have a significant impact on the decrease in Segment Adjusted EBITDA.

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

EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin

We define “EBITDA” as net income before other interest expense, net (excluding floor plan interest expense), provision for income tax expense and depreciation and amortization. We define “Adjusted EBITDA” as EBITDA further adjusted for the impact of certain noncash and other items that we do not consider in our evaluation of ongoing operating performance. These items include, among other things, long-lived asset impairment, gains and losses on lease termination and/or remeasurement, gains and losses on sale or disposal of assets, net, SBC, losses and gains and impairment on investments in equity securities, and other unusual or one-time items. We define “Adjusted EBITDA Margin” as Adjusted EBITDA as a percentage of total revenue. We caution investors that amounts presented in accordance with our definitions of EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin may not be comparable to similar measures disclosed by our competitors, because not all companies and analysts calculate EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin in the same manner. We present EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin because we consider them to be important supplemental measures of our performance and believe they are frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. Management believes that investors’ understanding of our performance is enhanced by including these Non-GAAP Financial Measures as a reasonable basis for comparing our ongoing results of operations.

The following table reconciles Segment Adjusted EBITDA to consolidated Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Good Sam Services and Plans Segment Adjusted EBITDA	$24,909	$25,158	$46,992	$46,268
RV and Outdoor Retail Segment Adjusted EBITDA	89,835	122,020	98,400	135,023
Total Segment Adjusted EBITDA	114,744	147,178	145,392	181,291
Corporate and Other Adjusted EBITDA	(2,694)	(4,957)	(5,352)	(7,924)
Total Adjusted EBITDA	$112,050	$142,221	$140,040	$173,367

The following table reconciles EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin to the most directly comparable GAAP financial performance measures:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
EBITDA and Adjusted EBITDA:
Net income	$43,713	$57,523	$17,052	$32,841
Other interest expense, net	26,912	30,836	53,761	61,367
Depreciation and amortization	24,634	23,419	47,352	45,963
Income tax expense	1,371	18,321	1,287	14,850
Subtotal EBITDA	96,630	130,099	119,452	155,021
Long-lived asset impairment (a)	13,099	—	13,099	620
(Gain) loss on lease termination and/or remeasurement (b)	(8)	(107)	56	(107)
(Gain) loss on sale or disposal of assets, net (c)	(2,055)	1,185	(1,887)	(638)
SBC (d)	4,384	8,444	9,158	15,714
Loss and/or impairment on investments in equity securities (e)	—	2,600	162	2,757
Adjusted EBITDA	$112,050	$142,221	$140,040	$173,367

	Three Months Ended June 30,		Six Months Ended June 30,
(as percentage of total revenue)	2026	2025	2026	2025
Adjusted EBITDA margin:
Net income margin	2.3%	2.9%	0.5%	1.0%
Other interest expense, net	1.4%	1.6%	1.6%	1.8%
Depreciation and amortization	1.3%	1.2%	1.4%	1.4%
Income tax expense	0.1%	0.9%	0.0%	0.4%
Subtotal EBITDA margin	5.0%	6.6%	3.6%	4.6%
Long-lived asset impairment (a)	0.7%	—	0.4%	0.0%
(Gain) loss on lease termination and/or remeasurement (b)	(0.0%)	(0.0%)	0.0%	(0.0%)
(Gain) loss on sale or disposal of assets, net (c)	(0.1%)	0.1%	(0.1%)	(0.0%)
SBC (d)	0.2%	0.4%	0.3%	0.5%
Loss and/or impairment on investments in equity securities (e)	—	0.1%	0.0%	0.1%
Adjusted EBITDA margin	5.8%	7.2%	4.3%	5.1%

(a)	Represents long-lived asset impairment charges related to the RV and Outdoor Retail segment. See Note 5 – Long-Lived Asset Impairment to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional information.
(b)	Represents the (gain) loss on termination of operating leases resulting from lease termination fees and the derecognition of the operating lease assets and liabilities.
(c)	Represents an adjustment to eliminate the gains and losses on disposals and sales of various assets.
(d)	Represents SBC expense relating to employees, directors, and consultants of the Company.
(e)	Represents losses and/or impairment on investments in equity securities and interest income relating to any notes receivables with those investments.

Adjusted Net Income Attributable to Camping World Holdings, Inc. and Adjusted Earnings Per Share

We define “Adjusted Net Income Attributable to Camping World Holdings, Inc. – Basic” as net income attributable to Camping World Holdings, Inc. adjusted for the impact of certain noncash and other items that we do not consider in our evaluation of ongoing operating performance. These items include, among other things, long-lived asset impairment, (gain) loss on lease termination and/or remeasurement, (gain) loss on sale or disposal of assets, net, SBC, loss and/or impairment on investments in equity securities, other unusual or one-time items, the income tax benefit (expense) effect of these adjustments, income tax expense impact from significant change in valuation allowance against deferred tax assets, and the effect of net loss attributable to non-controlling interests from these adjustments.

We define “Adjusted Net Income Attributable to Camping World Holdings, Inc. – Diluted” as Adjusted Net Income Attributable to Camping World Holdings, Inc. – Basic adjusted for the reallocation of net income attributable to non-controlling interests from stock options, performance stock units (“PSU”), and restricted stock units (“RSU”), if dilutive, or the assumed redemption, if dilutive, of all outstanding common units in CWGS, LLC for shares of newly-issued Class A common stock of Camping World Holdings, Inc.

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

The following table reconciles Adjusted Net Income Attributable to Camping World Holdings, Inc. – Basic, Adjusted Net Income Attributable to Camping World Holdings, Inc. – Diluted, Adjusted Earnings Per Share – Basic, and Adjusted Earnings Per Share – Diluted to the most directly comparable GAAP financial performance measure:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands except per share amounts)	2026	2025	2026	2025
Numerator:
Net income attributable to Camping World Holdings, Inc.	$26,860	$30,216	$10,458	$17,936
Adjustments related to basic calculation:
Long-lived asset impairment (a):
Gross adjustment	13,099	—	13,099	620
Income tax expense for above adjustment (b)	—	—	—	(95)
(Gain) loss on lease termination and/or remeasurement (c):
Gross adjustment	(8)	(107)	56	(107)
Income tax benefit for above adjustment (b)	—	16	—	16
(Gain) loss on sale or disposal of assets (d):
Gross adjustment	(2,055)	1,185	(1,887)	(638)
Income tax (expense) benefit for above adjustment (b)	—	(180)	—	98
SBC (e):
Gross adjustment	4,384	8,444	9,158	15,714
Income tax expense for above adjustment (b)	(3)	(1,290)	(6)	(2,404)
Loss and/or impairment on investments in equity securities (f):
Gross adjustment	—	2,600	162	2,757
Income tax expense for above adjustment (b)	—	(397)	—	(421)
Adjustment to net income attributable to non-controlling interests resulting from the above adjustments (g)	(5,939)	(4,719)	(7,933)	(7,139)
Adjusted net income attributable to Camping World Holdings, Inc. – basic	36,338	35,768	23,107	26,337
Adjustments related to diluted calculation:
Reallocation of net income attributable to non-controlling interests from the dilutive effect of stock options, PSUs, and RSUs (h)	111	43	57	—
Income tax on reallocation of net income attributable to non-controlling interests from the dilutive effect of stock options, PSUs and RSUs (i)	—	(11)	—	—
Reallocation of net income attributable to non-controlling interests from the dilutive redemption of common units in CWGS, LLC (h)	—	—	—	22,043
Income tax on reallocation of net income attributable to non-controlling interests from the dilutive redemption of common units in CWGS, LLC (i)	—	—	—	(5,637)
Adjusted net income attributable to Camping World Holdings, Inc. – diluted	$36,449	$35,800	$23,164	$42,743
Denominator:
Weighted-average Class A common shares outstanding – basic	63,668	62,610	63,573	62,571
Adjustments related to diluted calculation:
Dilutive redemption of common units in CWGS, LLC for shares of Class A common stock (j)	—	—	—	39,895
Dilutive liability-classified awards (j)	433	—	505	—
Dilutive PSUs and RSUs (j)	74	137	88	195
Adjusted weighted average Class A common shares outstanding – diluted	64,175	62,747	64,166	102,661

Adjusted earnings per share - basic	$0.57	$0.57	$0.36	$0.42
Adjusted earnings per share - diluted	$0.57	$0.57	$0.36	$0.42

Anti-dilutive amounts (k):
Numerator:
Reallocation of net income attributable to non-controlling interests from the anti-dilutive redemption of common units in CWGS, LLC (h)	$22,681	$31,983	$14,470	$—
Income tax on reallocation of net income attributable to non-controlling interests from the anti-dilutive redemption of common units in CWGS, LLC (i)	$—	$(8,236)	$—	$—
Denominator:
Anti-dilutive redemption of common units in CWGS, LLC for shares of Class A common stock (j)	39,895	39,895	39,895	—

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands except per share amounts)	2026	2025	2026	2025
Reconciliation of per share amounts:
Earnings per share of Class A common stock — basic	$0.42	$0.48	$0.16	$0.29
Non-GAAP Adjustments (l)	0.15	0.09	0.20	0.13
Adjusted earnings per share - basic	$0.57	$0.57	$0.36	$0.42

Earnings per share of Class A common stock — diluted	$0.42	$0.48	$0.16	$0.28
Non-GAAP Adjustments (l)	0.15	0.09	0.20	0.14
Adjusted earnings per share - diluted	$0.57	$0.57	$0.36	$0.42

(a)	Represents long-lived asset impairment charges related to the RV and Outdoor Retail segment. See Note 5 – Long-Lived Asset Impairment to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional information.
(b)	Represents the current and deferred income tax expense or benefit effect of the above adjustments. For the three and six months ended June 30, 2026, the income tax impact for many of the adjustments related to the public holding company, CWH, which had a full valuation allowance against its net deferred tax assets, for which no income tax benefit or expense could be recognized. This assumption uses a blended statutory tax rate of 25.0% for the adjustments for the 2026 and 2025 periods, which represent the estimated tax rates that would apply had the above adjustments been included in the determination of our non-GAAP metric.
(c)	Represents the (gain) loss on termination of operating leases resulting from lease termination fees and the derecognition of the operating lease assets and liabilities.
(d)	Represents an adjustment to eliminate the gains and losses on disposals and sales of various assets.
(e)	Represents SBC expense relating to employees, directors, and consultants of the Company.
(f)	Represents losses and/or impairment on investments in equity securities and interest income relating to any notes receivables with those investments.
(g)	Represents the adjustment to net income attributable to non-controlling interests resulting from the above adjustments that impact the net income of CWGS, LLC. This adjustment uses the non-controlling interest’s weighted average ownership of CWGS, LLC of 38.5% and 38.9% for the three months ended June 30, 2026 and 2025, respectively, and 38.6% and 38.9% for the six months ended June 30, 2026 and 2025, respectively.
(h)	Represents the reallocation of net income attributable to non-controlling interests from the impact of the assumed change in ownership of CWGS, LLC from stock options, restricted stock units, and/or common units of CWGS, LLC.
(i)	Represents the income tax expense effect of the above adjustment for reallocation of net income attributable to non-controlling interests. For the three and six months ended June 30, 2026, the income tax impact of this reallocation adjustment related to the public holding company, CWH, which had a full valuation allowance against its net deferred tax assets, for which no income tax benefit or expense could be recognized. This assumption uses a blended statutory tax rate of 25.0% for the adjustments for the 2026 and 2025 periods.
(j)	Represents the impact to the denominator for stock options, liability-classified awards, PSUs, RSUs, and/or common units of CWGS, LLC.
(k)	The below amounts have not been considered in our adjusted earnings per share – diluted amounts as the effect of these items is anti-dilutive. Additionally, 750,000 PSUs granted in January 2025 and 77,500 PSUs granted during the three months ended June 30, 2026 were excluded from the calculation of our adjusted earnings per share – diluted, since they represent contingently issuable shares for which all of the necessary conditions had not been satisfied (see Note 17 — Stock-Based Compensation Plans to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q). These PSU quantities are based on target levels of performance and exclude minimum payouts, which are not contingently issuable shares.
(l)	Represents the per share impact of the Non-GAAP adjustments to net income detailed above (see (a) through (g) above).

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

The following table reconciles SG&A Excluding SBC to the most directly comparable GAAP financial performance measure:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
SG&A Excluding SBC:
SG&A	$410,860	$437,489	$769,164	$824,934
SBC - SG&A	(4,254)	(8,344)	(8,898)	(15,489)
SG&A Excluding SBC	$406,606	$429,145	$760,266	$809,445
As a percentage of gross profit	75.5%	72.5%	80.7%	79.2%

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

Acquisitions and Capital Expenditures

During the six months ended June 30, 2026, the RV and Outdoor Retail segment purchased real property for an aggregate purchase price of $1.4 million.

Over the twelve months ended June 30, 2026, our store location count decreased by one store location. During that period, we consolidated five store locations to improve overall cost efficiency of the remaining store locations, closed one location, re-opened one location, and opened four new locations. Over the next twelve months, our expansion of existing and new dealerships through construction and acquisition is expected to cost between $22.5 million and $45.9 million from a combination of business acquisitions and capital expenditures relating to land, buildings, and improvements. These cost estimates exclude amounts for acquired inventories, which are primarily financed through our Floor Plan Facility. Additionally, the cost estimates do not consider potential funding received through sale-leaseback transactions or other means for real estate and construction activities. We will update our cost estimates in future periodic reports, if necessary, as there are further developments. Factors that could impact the quantity of future locations or the cost to acquire or open those locations include, but are not limited to, our ability to locate potential acquisition targets or greenfield locations in a geographic area and at a cost that meets our success criteria; continued strong cash flow generation to fund these acquisitions and new locations; and availability of financing.

Tax Receivable Agreement Liability

We paid $1.4 million under the Tax Receivable Agreement during the six months ended June 30, 2026. While we cannot currently rely on future taxable income to support realizability of our deferred tax assets and related payments due under the Tax Receivable Agreement, it may be possible that payments could be due under the Tax Receivable Agreement for the 2026 tax year. As of June 30, 2026, we did not have a Tax Receivable Agreement liability balance recorded on our condensed consolidated balance sheet.

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

As of June 30, 2026, December 31, 2025, and June 30, 2025, we had working capital of $444.8 million, $435.1 million, and $524.9 million, respectively, including $224.1 million, $215.0 million, and $118.1 million, respectively, of cash and cash equivalents. Within current liabilities, which are deducted from current assets to calculate our working capital, we had deferred revenues of $88.3 million, $90.5 million, and $94.0 million as of June 30, 2026, December 31, 2025, and June 30, 2025, respectively. Deferred revenues primarily consists of cash collected for roadside assistance contracts and club memberships in advance of services to be provided, which is deferred and recognized as revenue over the life of the contract or membership, our Good Sam Club loyalty points liability, and deferred revenues for the annual campground guide. We use net proceeds from this deferred membership revenue to lower our long-term borrowings and finance our working capital needs. Our Floor Plan Facility includes a flooring line aggregate interest reduction (“FLAIR”) offset account that allows us to transfer cash as an offset to the payables under the Floor Plan Facility. The FLAIR offset account was $22.2 million as of June 30, 2026, all of which could have been withdrawn while remaining in compliance with the financial covenants of the Floor Plan Facility. Cash may be transferred from the FLAIR offset account to cash and cash equivalents at our discretion.

Seasonality

We have experienced, and expect to continue to experience, variability in revenue, net income, and cash flows as a result of annual seasonality in our business (see Note 1 — Summary of Significant Accounting Policies — Seasonality to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q).

Cash Flow

The following table shows summary cash flow information:

	Six Months Ended June 30,
($ in thousands)	2026	2025
Net cash provided by (used in) operating activities	$333,185	$(44,595)
Net cash used in investing activities	(4,831)	(180,078)
Net cash provided by financing activities	(319,328)	134,335
Net increase (decrease) in cash and cash equivalents	$9,026	$(90,338)

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

Net cash provided by operating activities was $333.2 million in the six months ended June 30, 2026, an increase of $377.8 million from $44.6 million of net cash used in operating activities in the six months ended June 30, 2025. The increase was primarily due to a $427.0 million change in the working capital adjustment for inventory, and a $12.5 million increase in long-lived asset impairment, partially offset by a $38.4 million change in the working capital adjustment for accounts payable and other accrued expenses, a $9.8 million change in the working capital adjustment for deferred revenues, and a $6.6 million reduction in SBC.

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

The table below summarizes our capital expenditures:

	Six Months Ended June 30,
($ in thousands)	2026	2025
IT hardware and software	$24,181	$10,305
Greenfield and acquired dealership locations	4,614	8,277
Existing store locations	35,407	30,891
Corporate and other	9	223
Total capital expenditures	$64,211	$49,696

Our capital expenditures consist primarily of investing in information technology, hardware, and software, acquired and greenfield retail and RV dealership locations, and existing retail locations. The expected minimum capital expenditures relating to new dealerships and real estate purchases through June 30, 2027 are discussed above. As of June 30, 2026, we had entered into contracts for construction, including remodels, new buildings, or other projects for an aggregate future capital expenditures commitment of $15.5 million. There were no other material commitments for capital expenditures as of June 30, 2026.

Net cash used in investing activities was $4.8 million for the six months ended June 30, 2026. The $4.8 million of cash used in investing activities was primarily comprised of $64.2 million of capital expenditures primarily related to retail locations and property and equipment related to IT hardware and software, and $7.1 million for the acquisition of RV dealerships, net of cash acquired, partially offset by $67.6 million of proceeds from the sale or disposal of real property.

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

Our net cash used in financing activities was $319.3 million for the six months ended June 30, 2026. The $319.3 million of cash used in financing activities was primarily due to $245.2 million of net payments on borrowings under the Floor Plan Facility, and payments totaling $68.8 million on long-term debt.

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

Summary of Credit Facilities, Other Long-Term Debt, and Finance Lease Arrangements

As of June 30, 2026, we had outstanding debt in the form of our Senior Secured Credit Facilities, our Floor Plan Facility, our Real Estate Facilities, other long-term debt, and finance lease obligations. We may from time to time seek to refinance, retire or exchange our outstanding debt. Such refinancings, repayments or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

The following table shows a summary of the outstanding balances, current portion, and remaining available borrowings under our credit facilities, other long-term debt and finance lease arrangements (see definitions and further details in Note 4 – Inventories and Floor Plan Payables, Note 8 – Long-Term Debt, and Note 9 – Lease Obligations to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q) as of June 30, 2026:

			Current	Remaining
($ in thousands)	Outstanding		Portion	Available
Floor Plan Facility:
Notes payable - floor plan	$1,324,184		$1,324,184	$715,216	(1)
Revolving line of credit	—		—	70,000	(2)
Senior Secured Credit Facilities:
Term Loan Facility	1,286,597		14,015	—
Revolving Credit Facility	—		—	22,750	(3)
Other:
Real Estate Facilities	111,281	(4)	10,732	57,390
Other long-term debt	7,417		3,045	—
Finance lease obligations	133,039		8,920	—
	$2,862,518		$1,360,896	$865,356

(1)	The unencumbered borrowing capacity for the Floor Plan Facility represents the additional borrowing capacity less any accounts payable for sold inventory and less any purchase commitments. Additional borrowings are subject to the vehicle collateral requirements under the Floor Plan Facility. The Floor Plan Facility also includes an accordion feature allowing us, at our option, to request to increase the aggregate amount of the floor plan notes payable in $50.0 million increments up to a maximum amount of $300.0 million. The Floor Plan Lenders are not under any obligation to provide commitments in respect of any future increase under the accordion feature. In February 2025, FreedomRoads, LLC entered into an amendment to the Floor Plan Facility, which (a) increased the commitment for floor plan borrowings by $300.0 million to $2.15 billion, (b) increased the commitment for the letter of credit facility by $15.0 million to $45.0 million, and (c) extended the maturity date from September 30, 2026 to the earlier of, if applicable, (i) February 18, 2030 or (ii) March 5, 2028, if the Company’s Term Loan Facility (as defined and discussed in Note 8 — Long-Term Debt) has not been repaid, refinanced, or defeased and the maturity has not been extended by at least 180 days after February 18, 2030.
(2)	The revolving line of credit borrowings are subject to a borrowing base calculation but were not limited as of June 30, 2026.
(3)	The Revolving Credit Facility remaining available balance was reduced by outstanding undrawn letters of credit. The Credit Agreement requires compliance with a Total Net Leverage Ratio covenant when borrowings on the Revolving Credit Facility (excluding certain amounts relating to letters of credit) are over a 35%, or $22.8 million, threshold (Note 8 – Long-Term Debt to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q). The otherwise remaining available borrowings of $60.1 million were reduced by $37.3 million to $22.8 million in light of this financial covenant as of June 30, 2026.
(4)	Additional borrowings on the Real Estate Facilities are subject to a debt service coverage ratio covenant and to the property collateral requirements under the Real Estate Facilities. In August 2024, we amended the M&T Real Estate Facility to increase the borrowing capacity by $50.0 million, which was not deducted from our option to request an additional $100.0 million of principal capacity. The lenders under the M&T Real Estate Facility are not under any obligation to provide commitments in respect of any such increase.

As of June 30, 2026 and 2025, the applicable interest rate for the floor plan notes payable under the Floor Plan Facility was 5.89% and 6.49%, respectively. As of June 30, 2026 and 2025, the average interest rate for the Term Loan Facility was 6.26% and 6.94%, respectively. Our combined floor plan interest expense and other interest expense, net decreased $5.2 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily as a result of reduced interest rates for our Term Loan Facility, our Floor Plan Facility and our Real Estate Facilities, and reduced borrowings on our Real Estate Facilities, partially offset by increased average borrowings on the Floor Plan Facility.

Sale/Leaseback Arrangements

We have in the past and may in the future enter into sale-leaseback transactions to finance certain property acquisitions and capital expenditures, pursuant to which we sell property and/or leasehold improvements to third parties and agree to lease those assets back for a certain period of time. Such sales generate proceeds which vary from period to period. In the first six months of 2026 and 2025, we entered into sale-leaseback transactions for three properties and one property, respectively, each associated with store locations in the RV and Outdoor Retail segment, and received consideration of $11.0 million and $3.5 million of cash, respectively. We recorded a $0.6 million loss for the six months ended June 30, 2026 that was included in loss (gain) on sale or disposal of assets in the condensed consolidated statements of operations. No gain or loss was recorded for the six months ended June 30, 2025. In 2026, we entered into a 19-year lease agreement as the lessee with the buyer for two of the properties, and a 12.5-year lease agreement as the lessee with the buyer for one of the properties. In 2025, we entered into a 19-year lease agreement as the lessee with the buyer of the property.

Deferred Revenue

Deferred revenue consists of our sales for products not yet recognized as revenue at the end of a given period. Our deferred revenue as of June 30, 2026 was $139.0 million.

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

Recent Accounting Pronouncements

See Note 1 — Summary of Significant Accounting Policies to our condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For a discussion of the Company’s quantitative and qualitative disclosures about market risks, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report. As of June 30, 2026, there have been no material changes in this information.

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

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Form 10-Q. Based on our management’s evaluation, our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2026.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended June 30, 2026, we completed the implementation of a cloud-based subscription management software platform (“Subscription Platform”), which replaced our legacy subscription management system where transactions were processed and recorded for certain of our membership-based programs, such as Good Sam Club, Good Sam Roadside Assistance, and Good Sam TravelAssist. The Subscription Platform is intended to provide us with enhanced transactional processing and management tools, as compared with our legacy system, and is intended to enhance internal control over financial reporting. In connection with the Subscription Platform implementation, we have updated and will continue to update our internal control over financial reporting, as necessary, to accommodate modifications to our business processes and accounting procedures. Additionally, the Subscription Platform implementation did not have an adverse effect, nor do we expect it will have an adverse effect, on our internal control over financial reporting.

There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control performed during the fiscal quarter ended June 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.  Legal Proceedings

See Note 11 — Commitments and Contingencies to our condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for information on legal proceedings that constitute material contingencies for financial reporting purposes that could have a material effect on our financial condition or results of operations.

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

As a business that relies on consumer discretionary spending, we have in the past and may in the future be adversely affected if our customers reduce, delay or forego their purchases of our services, protection plans and products as a result of:

●	job losses, lower income levels or other population and employment trends;

●	bankruptcies;
●	higher consumer debt and interest rates;
●	reduced access to credit;
●	higher energy and fuel costs;
●	relative or perceived cost, availability and comfort of RV use versus other modes of travel, such as air travel and rail;
●	falling home prices;
●	lower consumer confidence or discretionary consumer spending;
●	higher inflation rates;
●	uncertainty or changes in tax policies and tax rates;
●	uncertainty or changes in import/export policies, including tariffs;
●	uncertainty due to national or international security concerns; or
●	other general economic conditions, including deflation and recessions.

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

We have been named in the past, are currently named and may be named in the future as defendants of class action lawsuits, including wage and hour class action litigation. We have been and currently are subject to securities class action litigation and may be subject to similar or other litigation in the future. For information regarding these lawsuits, refer to Note 11, Commitments and Contingencies – Litigation of our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

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

On July 29, 2026, Lindsey Christen, the Company’s Chief Administrative and Legal Officer and Secretary, notified the Company of her intent to resign as the Company’s Chief Administrative and Legal Officer and Secretary, effective September 1, 2026 (the “Transition Date”).

On the same date, Ms. Christen and the Company entered into an employment transition and release agreement (the “Transition Agreement”), pursuant to which Ms. Christen agreed to provide transitional services to the Company as a non-executive employee through February 28, 2027 (or such other date as Ms. Christen’s employment with the Company terminates, the “Transition Period”) in order to help facilitate the transition of her role and responsibilities. During the Transition Period, Ms. Christen will (i) continue to receive her base salary at the current annual rate of $700,000 (“Transition Pay”), (ii) receive a prorated annual bonus for 2026 equal to $392,671.23, payable within thirty (30) days of the Transition Date, and (iii) have her restricted stock unit awards continue to vest through December 31, 2026 in accordance with their terms.

Upon the expiration of the Transition Period for any reason other than Ms. Christen’s voluntary resignation or termination by the Company for cause, Ms. Christen will be eligible to receive a cash payment equal to $350,000, payable in a lump sum within thirty (30) days. If Ms. Christen’s Last Day of Service occurs prior to February 28, 2027 due to her termination by the Company without Cause, Ms. Christen will be eligible to receive an amount equal to the remaining unpaid Transition Pay that would have been payable through the remainder of the Transition Period, which shall be paid in a lump sum within thirty (30) days.

(b)	Material changes to the procedures by which security holders may recommend nominees to the board of directors.

None.

(c)	Insider trading arrangements and policies.

During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.  Exhibits

Exhibits Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Camping World Holdings, Inc.	10-Q	001-37908	3.1	11/10/16

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Camping World Holdings, Inc., dated May 16, 2025	8-K	001-37908	3.1	5/19/25

3.3	Amended and Restated Bylaws of Camping World Holdings, Inc.	10-Q	001-37908	3.2	5/1/25

4.1	Specimen Stock Certificate evidencing the shares of Class A common stock	S-1/A	333-211977	4.1	9/13/16

10.1	Amendment to Employment Agreement and Release, effective as of May 18, 2026, by and between Marcus A. Lemonis, Camping World Holdings, Inc. and CWGS Enterprises, LLC					*

10.2	Second Amended and Restated Employment Agreement, effective as of January 1, 2026, by and between Thomas E. Kirn, Camping World Holdings, Inc. and CWGS Enterprises, LLC	8-K	001-37908	10.1	4/10/26

10.3	Second Amended and Restated Employment Agreement, effective as of January 1, 2026, by and between Lindsey J. Christen, Camping World Holdings, Inc. and CWGS Enterprises, LLC	8-K	001-37908	10.2	4/10/26

10.4	Form of Performance Stock Unit Award Grant Notice and Performance Stock Unit Award Agreement	8-K	001-37908	10.3	4/10/26

10.5	Employment Transition and Release Agreement, effective as of July 29, 2026, by and between Lindsey J. Christen, Camping World Holdings, Inc. and CWGS Enterprises, LLC					*

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer					*

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer					*

32.1	Section 1350 Certification of Chief Executive Officer					**

32.2	Section 1350 Certification of Chief Financial Officer					**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					***

101.SCH	Inline XBRL Taxonomy Extension Schema Document					***

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					***

101.DEF	Inline XBRL Extension Definition Linkbase Document					***

101.LAB	Inline XBRL Taxonomy Label Linkbase Document					***

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					***

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					***

*     Filed herewith

**    Furnished herewith

***  Submitted electronically herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Camping World Holdings, Inc.

Date: July 30, 2026	By:	/s/ Thomas E. Kirn
Thomas E. Kirn
Chief Financial Officer

(Principal Financial Officer and Principal Accounting Officer)