Form 10-Q
period 2026-09-30
Camping World Holdings, Inc.
filed 2026-11-05
CIK 1669779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of October 30, 2026, the registrant had 63,890,128 shares of Class A common stock, 39,466,964 shares of Class B common stock and one share of Class C common stock outstanding.

Camping World Holdings, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended September 30, 2026

BASIS OF PRESENTATION

As used in this Quarterly Report on Form 10-Q (this “Form 10-Q”), unless the context otherwise requires, references to:

●	“we,” “us,” “our,” “CWH,” the “Company,” “Camping World” and similar references refer to Camping World Holdings, Inc., and, unless referenced as “CWH” or otherwise stated, all of its subsidiaries, including CWGS Enterprises, LLC, which we refer to as “CWGS, LLC” and, unless otherwise stated, all of its subsidiaries.
●	“Active Customer” refers to a customer who has transacted with us in any of the eight most recently completed fiscal quarters prior to the date of measurement. Unless otherwise indicated, the date of measurement is September 30, 2026, our most recently completed fiscal quarter.
●	“Annual Report” refers to our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (“SEC”) on February 27, 2026.
●	“Continuing Equity Owners” refers collectively to ML Acquisition, funds controlled by Crestview Partners II GP, L.P. and the Former Profits Unit Holders and each of their permitted transferees that own common units in CWGS, LLC and who may redeem at each of their options their common units for, at our election (determined solely by our independent directors within the meaning of the rules of the New York Stock Exchange who are disinterested), cash or newly issued shares of our Class A common stock. Direct exchanges of common units in CWGS, LLC by the Continuing Equity Owners with CWH for Class A common stock are included in the reference to “redemptions” in relation to common units in CWGS, LLC.
●	“Former Profits Unit Holders” refers collectively to Brent Moody, Andris A. Baltins and K. Dillon Schickli, who are members of our Board of Directors, and certain other current and former non-executive employees, former executive officers, and former directors, in each case, who held common units of CWGS, LLC pursuant to CWGS, LLC’s equity incentive plan that was in existence prior to our IPO and received common units of CWGS, LLC in exchange for their profits units in CWGS, LLC.
●	“ML Acquisition” refers to ML Acquisition Company, LLC, a Delaware limited liability company that is indirectly controlled by our former Chairman and Chief Executive Officer, Marcus A. Lemonis.
●	“RV” refers to recreational vehicles.
●	“Tax Receivable Agreement” refers to the tax receivable agreement that the Company entered into with CWGS, LLC, each of the Continuing Equity Owners and Crestview Partners II GP, L.P. in connection with the Company’s IPO.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Form 10-Q may be forward-looking statements. Statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, including, among others, statements regarding expected new store location openings and closures, including greenfield locations and acquired locations; market share expectations; sufficiency of our sources of liquidity and capital and potential need for additional financing; future capital expenditures and debt service obligations; refinancing, retirement or exchange of outstanding debt, including the potential refinancing of our Senior Secured Credit Facilities (as defined herein); future impairment charges; expectations regarding industry trends and consumer behavior and growth; our product offerings and strategy; inventory management; volatility in sales and potential impact of miscalculating the demand for our products or our product mix; expectations regarding increases of certain expenses in connection with our growth and new or increased tariffs; the Iran conflict’s impact on gasoline prices and consumer demand; potential future tax benefits; our future tax savings and payments under the Tax Receivable Agreement (as defined herein); expectations regarding our pending litigation; effects of seasonality on our business; future effects of new federal legislation; and our plans related to dividend payments, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “can,” “continue,” “could,” “designed,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would” or the negative of these terms or other similar expressions. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including, but not limited to, the following:

●	general economic conditions in our markets, including inflation and interest rates, as well as the health of the RV industry, geopolitical conflicts and ongoing economic and financial uncertainties;
●	the availability and cost of financing to us and our customers;
●	fuel shortages, high prices for fuel, or changes in energy sources;
●	the well-being, as well as the continued popularity and reputation for quality, of our manufacturers, particularly Thor Industries, Inc. and Forest River, Inc.;
●	changes in consumer preferences for our products or our failure to gauge those preferences;
●	competition in the market for services, protection plans, products and resources targeting the RV lifestyle or RV enthusiast;
●	our expansion into new, unfamiliar markets, businesses, or product lines or categories, as well as delays in opening new RV dealership locations, including greenfield locations and acquisitions;
●	unforeseen expenses, difficulties, and delays encountered in connection with acquisitions;
●	our ability to maintain the strength and value of our brands;
●	our ability to successfully order and manage our inventory to reflect consumer demand in a volatile market and anticipate changing consumer preferences and buying trends;
●	fluctuations in our same store revenue and whether such revenue will be a meaningful indicator of future performance;
●	the cyclical and seasonal nature of our business;

●	our ability to operate and expand our business and to respond to changing business and economic conditions, which depends on the availability of adequate capital;
●	the restrictive covenants imposed by our Senior Secured Credit Facilities and Floor Plan Facility;
●	our ability to execute and achieve the expected benefits of our cost-cutting initiatives;
●	our reliance on our fulfillment and distribution centers for our retail and e-commerce businesses, which may be susceptible to a natural disaster or other serious disruption at any such facility;
●	natural disasters, whether or not caused by climate change, unusual weather conditions, epidemic outbreaks, terrorist acts and political events;
●	our dependence on our relationships with third-party providers of services, protection plans, products and resources and a disruption of these relationships or of these providers’ operations;
●	risks associated with certain of the products that we sell being manufactured abroad;
●	whether third-party lending institutions and insurance companies will continue to provide financing for RV purchases, insurance and extended service contracts that relate to a portion of our net income;
●	our ability to retain senior executives and attract and retain other qualified employees;
●	risks associated with leasing substantial amounts of space;
●	our private brand offerings exposing us to various risks;
●	whether we incur additional asset impairment charges for goodwill, intangible assets or other long-lived assets;
●	our business is subject to numerous federal, state and local regulations and litigation risk, and we have been, and may continue to be, named in litigation from time to time;
●	risks related to a failure in our e-commerce operations, security breaches and cybersecurity risks;
●	our inability to maintain or upgrade our information technology systems or our inability to convert to alternate systems in an efficient and timely manner;
●	risks related to disruptions or breaches involving our or our third-party providers’ information technology systems or confidential information;
●	risks relating to our organizational structure and to ownership of shares of our Class A common stock; and
●	the other factors set forth under “Risk Factors” in Item 1A of Part I of our Annual Report and Item 1A of Part II of this Form 10-Q, and in our other filings with the SEC.

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

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(In Thousands Except Per Share Amounts)

	September 30,	December 31,	September 30,
	2026	2025	2025
Assets
Current assets:
Cash and cash equivalents	$263,756	$215,043	$230,513
Contracts in transit	79,153	53,327	110,220
Accounts receivable, net	146,298	170,498	122,357
Inventories	1,768,811	2,111,900	2,026,392
Prepaid expenses and other assets	59,276	67,338	57,644
Assets held for sale	1,488	175	38,431
Total current assets	2,318,782	2,618,281	2,585,557

Property and equipment, net	815,165	832,062	895,270
Operating lease assets	779,334	790,974	716,467
Deferred tax assets, net	1,426	1,426	1,495
Intangible assets, net	13,183	15,824	16,703
Goodwill	464,915	749,321	748,951
Other assets	35,854	36,446	34,524
Total assets	$4,428,659	$5,044,334	$4,998,967
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$187,413	$147,707	$224,615
Accrued liabilities	159,606	128,399	177,866
Deferred revenues	88,857	90,456	98,293
Current portion of operating lease liabilities	65,071	65,365	65,497
Current portion of finance lease liabilities	8,812	8,820	8,689
Current portion of Tax Receivable Agreement liability	—	1,416	1,200
Current portion of long-term debt	23,868	57,939	22,749
Notes payable – floor plan, net	1,254,357	1,603,645	1,361,019
Other current liabilities	86,923	79,391	84,896
Total current liabilities	1,874,907	2,183,138	2,044,824

Operating lease liabilities, net of current portion	804,325	804,167	732,884
Finance lease liabilities, net of current portion	122,263	125,384	128,315
Long-term debt, net of current portion	1,399,546	1,413,618	1,459,307
Deferred revenues	50,490	56,773	61,844
Other long-term liabilities	95,082	89,455	88,819
Total liabilities	4,346,613	4,672,535	4,515,993
Commitments and contingencies
Stockholders' equity:
Preferred stock, par value $0.01 per share – 20,000 shares authorized; none issued and outstanding	—	—	—
Class A common stock, par value $0.01 per share – 250,000 shares authorized; 63,890, 63,437 and 62,819 shares issued and outstanding, respectively	639	634	628
Class B common stock, par value $0.0001 per share – 75,000 shares authorized; 39,466 shares issued and outstanding	4	4	4
Class C common stock, par value $0.0001 per share – 0.001 share authorized, issued and outstanding	—	—	—
Additional paid-in capital	225,702	216,944	209,349
Retained (deficit) earnings	(175,553)	11,008	86,235
Total stockholders' equity attributable to Camping World Holdings, Inc.	50,792	228,590	296,216
Non-controlling interests	31,254	143,209	186,758
Total stockholders' equity	82,046	371,799	482,974
Total liabilities and stockholders' equity	$4,428,659	$5,044,334	$4,998,967

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(In Thousands Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenue:
Good Sam Services and Plans	$50,066	$52,508	$153,153	$152,929
RV and Outdoor Retail
New vehicles	638,903	766,779	2,095,644	2,303,317
Used vehicles	518,490	589,092	1,502,592	1,583,714
Products, service and other	208,993	208,634	584,976	596,516
Finance and insurance, net	147,479	178,297	495,256	528,162
Good Sam Club	18,979	10,808	39,933	30,952
Subtotal	1,532,844	1,753,610	4,718,401	5,042,661
Total revenue	1,582,910	1,806,118	4,871,554	5,195,590
Costs applicable to revenue (exclusive of depreciation and amortization shown separately below):
Good Sam Services and Plans	18,874	22,772	58,669	62,440
RV and Outdoor Retail
New vehicles	573,892	669,415	1,863,791	1,994,647
Used vehicles	425,390	481,217	1,242,569	1,280,417
Products, service and other	129,046	114,427	326,526	315,578
Good Sam Club	1,449	1,254	4,023	3,592
Subtotal	1,129,777	1,266,313	3,436,909	3,594,234
Total costs applicable to revenue	1,148,651	1,289,085	3,495,578	3,656,674
Operating expenses:
Selling, general, and administrative	387,084	411,011	1,156,248	1,235,945
Debt restructure expense	510	—	510	—
Depreciation and amortization	26,967	25,654	74,319	71,617
Goodwill impairment	286,748	—	286,748	—
Long-lived asset impairment	6,668	617	19,767	1,237
Loss (gain) on lease termination and/or remeasurement	51	76	107	(31)
(Gain) loss on sale or disposal of assets	(25)	534	(1,912)	(104)
Total operating expenses	708,003	437,892	1,535,787	1,308,664
(Loss) income from operations	(273,744)	79,141	(159,811)	230,252
Other (expense) income:
Floor plan interest expense	(15,159)	(18,061)	(56,830)	(57,356)
Other interest expense, net	(27,409)	(30,982)	(81,170)	(92,349)
Loss on debt restructure	(329)	—	(329)	—
Tax Receivable Agreement liability adjustment	—	149,172	—	149,172
Other expense, net	(2,458)	(1,162)	(2,620)	(3,920)
Total other (expense) income	(45,355)	98,967	(140,949)	(4,453)
(Loss) income before income taxes	(319,099)	178,108	(300,760)	225,799
Income tax expense	(988)	(207,459)	(2,275)	(222,309)
Net (loss) income	(320,087)	(29,351)	(303,035)	3,490
Less: net (loss) income attributable to non-controlling interests	123,068	(11,087)	116,474	(25,992)
Net loss attributable to Camping World Holdings, Inc.	$(197,019)	$(40,438)	$(186,561)	$(22,502)

Loss per share of Class A common stock:
Basic	$(3.09)	$(0.64)	$(2.93)	$(0.36)
Diluted	$(3.09)	$(0.64)	$(2.93)	$(0.36)
Weighted average shares of Class A common stock outstanding:
Basic	63,860	62,735	63,670	62,627
Diluted	63,860	62,735	63,670	62,627

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(In Thousands)

							Additional	Retained	Non-
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Paid-In	Earnings	Controlling
	Shares	Amounts	Shares	Amounts	Shares	Amounts	Capital	(Deficit)	Interest	Total
Balance at January 1, 2026	63,437	$634	39,466	$4	—	$—	$216,944	$11,008	$143,209	$371,799
Stock-based compensation	—	—	—	—	—	—	2,931	—	1,843	4,774
Vesting of restricted stock units	127	1	—	—	—	—	311	—	(312)	—
Repurchases of Class A common stock for withholding taxes on vested RSUs	(44)	—	—	—	—	—	(507)	—	—	(507)
Contributions from holders of LLC common units	—	—	—	—	—	—	—	—	63	63
Non-controlling interest adjustment	—	—	—	—	—	—	29	—	(29)	—
Net loss	—	—	—	—	—	—	—	(16,402)	(10,259)	(26,661)
Balance at March 31, 2026	63,520	$635	39,466	$4	—	$—	$219,708	$(5,394)	$134,515	$349,468
Stock-based compensation	—	—	—	—	—	—	4,078	—	2,556	6,634
Vesting of restricted stock units	133	1	—	—	—	—	199	—	(200)	—
Repurchases of Class A common stock for withholding taxes on vested RSUs	(19)	—	—	—	—	—	(125)	—	—	(125)
Stock award to employee	320	3	—	—	—	—	589	—	(592)	—
Repurchases of Class A common stock for withholding taxes on stock award to employee	(126)	(1)	—	—	—	—	(884)	—	—	(885)
Distributions to holders of LLC common units	—	—	—	—	—	—	—	—	(1)	(1)
Non-controlling interest adjustment	—	—	—	—	—	—	28	—	(28)	—
Net income	—	—	—	—	—	—	—	26,860	16,853	43,713
Balance at June 30, 2026	63,828	$638	39,466	$4	—	$—	$223,593	$21,466	$153,103	$398,804
Stock-based compensation	—	—	—	—	—	—	2,216	—	1,384	3,600
Vesting of restricted stock units	104	1	—	—	—	—	200	—	(201)	—
Repurchases of Class A common stock for withholding taxes on vested RSUs	(42)	—	—	—	—	—	(271)	—	—	(271)
Non-controlling interest adjustment	—	—	—	—	—	—	(36)	—	36	—
Net loss	—	—	—	—	—	—	—	(197,019)	(123,068)	(320,087)
Balance at September 30, 2026	63,890	$639	39,466	$4	—	$—	$225,702	$(175,553)	$31,254	$82,046

							Additional		Non-
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Paid-In	Retained	Controlling
	Shares	Amounts	Shares	Amounts	Shares	Amounts	Capital	Earnings	Interest	Total
Balance at January 1, 2025	62,502	$625	39,466	$4	—	$—	$193,692	$132,241	$158,387	$484,949
Stock-based compensation	—	—	—	—	—	—	4,438	—	2,832	7,270
Vesting of restricted stock units	109	1	—	—	—	—	446	—	(447)	—
Repurchases of Class A common stock for withholding taxes on vested RSUs	(41)	—	—	—	—	—	(871)	—	—	(871)
Distributions to holders of LLC common units	—	—	—	—	—	—	—	—	(34)	(34)
Dividends(1)	—	—	—	—	—	—	—	(7,821)	—	(7,821)
Non-controlling interest adjustment	—	—	—	—	—	—	25	—	(25)	—
Net loss	—	—	—	—	—	—	—	(12,280)	(12,402)	(24,682)
Balance at March 31, 2025	62,570	$626	39,466	$4	—	$—	$197,730	$112,140	$148,311	$458,811
Stock-based compensation	—	—	—	—	—	—	5,158	—	3,286	8,444
Vesting of restricted stock units	98	—	—	—	—	—	226	—	(226)	—
Repurchases of Class A common stock for withholding taxes on vested RSUs	(19)	—	—	—	—	—	(304)	—	—	(304)
Distributions to holders of LLC common units	—	—	—	—	—	—	—	—	(64)	(64)
Dividends(1)	—	—	—	—	—	—	—	(7,831)	—	(7,831)
Non-controlling interest adjustment	—	—	—	—	—	—	2,573	—	(2,573)	—
Net income	—	—	—	—	—	—	—	30,216	27,307	57,523
Balance at June 30, 2025	62,649	$626	39,466	$4	—	$—	$205,383	$134,525	$176,041	$516,579
Stock-based compensation	—	—	—	—	—	—	4,738	—	3,013	7,751
Vesting of restricted stock units	272	3	—	—	—	—	973	—	(976)	—
Repurchases of Class A common stock for withholding taxes on vested RSUs	(102)	(1)	—	—	—	—	(1,764)	—	—	(1,765)
Distributions to holders of LLC common units	—	—	—	—	—	—	—	—	(2,388)	(2,388)
Dividends(1)	—	—	—	—	—	—	—	(7,852)	—	(7,852)
Non-controlling interest adjustment	—	—	—	—	—	—	19	—	(19)	—
Net loss	—	—	—	—	—	—	—	(40,438)	11,087	(29,351)
Balance at September 30, 2025	62,819	$628	39,466	$4	—	$—	$209,349	$86,235	$186,758	$482,974

(1)	The Company declared dividends per share of Class A common stock of $0.125 for each of the three months ended March 31, 2025, June 30, 2025 and September 30, 2025.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(In Thousands)

	Nine Months Ended September 30,
	2026	2025
Operating activities
Net (loss) income	$(303,035)	$3,490

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	74,319	71,617
Stock-based compensation	12,758	23,464
Loss (gain) on lease termination and/or remeasurement	2	(154)
Loss on debt restructure	329	—
Goodwill impairment	286,748	—
Long-lived asset impairment	19,767	1,237
Gain on sale or disposal of assets	(1,912)	(104)
Provision for credit losses	1,085	1,796
Noncash lease expense	46,091	44,566
Accretion of original debt issuance discount	2,071	1,934
Noncash interest	2,718	3,208
Deferred income taxes	—	213,645
Tax Receivable Agreement liability adjustment	—	(149,172)
Change in assets and liabilities, net of acquisitions:
Receivables and contracts in transit	(47,960)	(57,016)
Inventories	346,922	(136,973)
Prepaid expenses and other assets	6,745	(1,013)
Accounts payable and other accrued expenses	86,553	119,078
Payment pursuant to Tax Receivable Agreement	(1,416)	—
Deferred revenues	(7,882)	4,371
Operating lease liabilities	(48,304)	(47,409)
Other, net	12,409	(1,329)
Net cash provided by operating activities	488,008	95,236

Investing activities
Purchases of property and equipment	(90,213)	(84,130)
Proceeds from sale or disposal of property and equipment	351	3,650
Purchases of real property	(1,889)	(122,842)
Proceeds from the sale or disposal of real property	68,022	53,769
Purchases of businesses, net of cash acquired	(7,054)	(81,203)
Purchases of other investments	(7,665)	(6,668)
Proceeds from other investments	5,733	326
Proceeds from divestiture of business	—	11,027
Net cash used in investing activities	$(32,715)	$(226,071)

Camping World Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(In Thousands)

	Nine Months Ended September 30,
	2026	2025

Financing activities
Proceeds from long-term debt	$132,787	$—
Payments on long-term debt	(183,883)	(38,223)
Net (payments) proceeds on notes payable – floor plan, net	(347,050)	226,342
Payments on finance leases	(5,708)	(5,540)
Payments on sale-leaseback arrangement	(157)	(151)
Payment of debt issuance costs	(843)	—
Payments of stock offering costs	—	(572)
Dividends on Class A common stock	—	(23,504)
RSU shares withheld for tax	(903)	(2,940)
Stock award shares withheld for tax	(885)	—
Contributions from (distributions to) holders of LLC common units	62	(2,486)
Net cash (used in) provided by financing activities	(406,580)	152,926

Increase in cash and cash equivalents	48,713	22,091
Cash and cash equivalents at beginning of the period	215,043	208,422
Cash and cash equivalents at end of the period	$263,756	$230,513

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Camping World Holdings, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2026

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

The condensed consolidated financial statements as of and for the three and nine months ended September 30, 2026 and 2025 are unaudited. The condensed consolidated balance sheet as of December 31, 2025 has been derived from the audited financial statements at that date but does not include all of the disclosures required by GAAP. These interim condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 27, 2026 (“Annual Report”). Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.

CWH has sole voting power in and control of the management of CWGS, LLC. As of September 30, 2026, December 31, 2025, and September 30, 2025, CWH owned 61.6%, 61.4%, and 61.2%, respectively, of CWGS, LLC. Accordingly, the Company consolidates the financial results of CWGS, LLC and reports a non-controlling interest in its condensed consolidated financial statements.

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

The Company generates a disproportionately higher amount of its annual revenue in its second and third fiscal quarters, which include the spring and summer months. The Company incurs additional expenses in the second and third fiscal quarters due to higher sales volumes, increased staffing in its store locations and program costs. If, for any reason, the Company miscalculates the demand for its products or its product mix during the second and third fiscal quarters, its sales in these quarters could decline, resulting in higher labor costs as a percentage of gross profit, lower margins and excess inventory, which could cause the Company’s annual results of operations to suffer and its stock price to decline.

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

Recently Adopted Accounting Pronouncements

In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-05, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This ASU provides a practical expedient for all entities and a related accounting policy election for entities other than public business entities for the calculation of current expected credit losses on current accounts receivable and current contract assets. The practical expedient allows all entities to assume that conditions as of the balance sheet date will remain unchanged for an asset’s remaining life when estimating credit losses on current accounts receivable and current contract assets arising from transactions under ASC 606. The standard is effective for fiscal years beginning after December 15, 2025 and interim periods within those annual reporting periods, with early adoption permitted. The adoption of this ASU on January 1, 2026 resulted in the disclosure of the election of the practical expedient and did not otherwise have a material impact on the Company’s condensed consolidated financial statements.

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires that at each interim and annual reporting period entities present a new tabular disclosure in the notes to the financial statements, presenting disaggregation of the amounts of purchases of inventory, employee compensation, depreciation, intangible asset amortization and depletion. Furthermore, the ASU requires entities to include certain amounts that are already required to be disclosed under GAAP in the same disclosure as other disaggregation requirements and disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. Additionally, entities are required to disclose the total amount of selling expenses and, in an annual reporting period, an entity’s definition of selling expenses. The standard is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact that the adoption of the provisions of the ASU will have on its condensed consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This ASU removes all references to software development stages throughout Subtopic 350-40. Instead, an entity is required to start capitalizing software costs when both of the following occur: (1) management has authorized and committed to funding the software project, and (2) it is probable that the project will be completed and the software will be used to perform the function intended (referred to as the “probable-to-complete recognition threshold”). In evaluating the probable-to-complete threshold, an entity is required to consider whether there is significant uncertainty associated with the development activities of the software, as described by the standard. This ASU specifies that the disclosures in Subtopic 360-10, Property, Plant, and Equipment—Overall, are required for all capitalized internal-use software costs, regardless of how those costs are presented in the financial statements. The standard is effective for fiscal years beginning after December 15, 2027 and interim periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact that the adoption of the provisions of the ASU will have on its condensed consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The amendments in this ASU clarify interim disclosure requirements and the applicability of Topic 270. The objective of the update is to provide clarity about current interim requirements and also includes a disclosure principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The standard is effective for interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact that the adoption of the provisions of the ASU will have on its condensed consolidated financial statements.

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

2. Revenue

Contract Assets

As of September 30, 2026, December 31, 2025, and September 30, 2025, contract assets of $10.3 million, $10.7 million and $11.1 million, respectively, relating to RV service revenues, were included in accounts receivable in the accompanying condensed consolidated balance sheets.

Deferred Revenues

The Company records deferred revenues when cash payments are received or due in advance of the Company’s performance, net of estimated refunds that are presented separately as a component of accrued liabilities. For the nine months ended September 30, 2026, the Company estimates approximately $75.6 million of revenues recognized were included in the deferred revenue balance at the beginning of the period. These estimates consider factors including, but not limited to, average service term, cash received for the period, cancellations, contract extensions, and upgrades.

As of September 30, 2026, the Company had unsatisfied performance obligations primarily relating to plans for its roadside assistance, Good Sam Club memberships, Good Sam Club loyalty program, Coast to Coast memberships, the annual campground guide, and magazine publication revenue streams. The total unsatisfied performance obligations for these revenue streams as of September 30, 2026 and the periods during which the Company expects to recognize the amounts as revenue are presented as follows:

As of
($ in thousands)	September 30, 2026
2026	$33,787
2027	62,324
2028	20,491
2029	11,374
2030	6,474
Thereafter	4,897
$139,347

3. Accounts Receivable

	September 30,	December 31,	September 30,
($ in thousands)	2026	2025	2025
Good Sam Services and Plans	$15,125	$15,313	$16,519
RV and Outdoor Retail
New and used vehicles	4,176	2,868	3,856
Parts, service and other	38,888	30,750	30,502
Trade accounts receivable	39,512	40,906	37,232
Due from manufacturers	32,688	25,209	18,636
Escrow receivable from sale of real property	—	45,249	—
Other	20,021	13,625	19,451
	150,410	173,920	126,196
Allowance for credit losses	(4,112)	(3,422)	(3,839)
	$146,298	$170,498	$122,357

On December 31, 2025, the Company closed on the $45.2 million sale of real property; however, net proceeds of $15.1 million and the principal payments of $30.1 million on the related Real Estate Facilities (see Note 8 — Long-Term Debt) were not distributed through escrow until January 2, 2026.

4. Inventories and Floor Plan Payables

Inventories consisted of the following:

	September 30,	December 31,	September 30,
($ in thousands)	2026	2025	2025
Good Sam services and plans	$222	$349	$278
New RVs	1,171,969	1,421,435	1,258,539
Used RVs	447,734	530,861	595,055
Products, parts, accessories and other	148,886	159,255	172,520
	$1,768,811	$2,111,900	$2,026,392

Substantially all of the Company’s new RV inventory and certain of its used RV inventory, included in the RV and Outdoor Retail segment, is financed by a floor plan credit agreement (“Floor Plan Facility”) with a syndication of banks (“Floor Plan Lenders”).

In February 2025, FreedomRoads, LLC entered into an amendment to the Floor Plan Facility, which (a) increased the commitment for floor plan borrowings by $300.0 million to $2.15 billion, (b) increased the commitment for the letter of credit facility by $15.0 million to $45.0 million, and (c) extended the maturity date from September 30, 2026 to the earlier of, if applicable, (i) February 18, 2030 or (ii) March 5, 2028, if the Company’s Term Loan Facility (as defined and discussed in Note 8 — Long-Term Debt) has not been repaid, refinanced, or defeased, or had its maturity extended to a date at least 180 days after February 18, 2030.

As of September 30, 2026, December 31, 2025, and September 30, 2025, the applicable interest rate for the floor plan notes payable under the Floor Plan Facility was 5.70%, 5.89%, and 6.29%, respectively.

There was no balance outstanding for the revolving line of credit under the Floor Plan Facility as of September 30, 2026, December 31, 2025 and September 30, 2025. Additionally, under the Floor Plan Facility, the revolving line of credit borrowings are subject to a borrowing base calculation, which did not limit the borrowing capacity as of September 30, 2026, December 31, 2025, and September 30, 2025.

Management has determined that the credit agreement governing the Floor Plan Facility includes subjective acceleration clauses, which could impact debt classification. Management believes that no events have occurred as of September 30, 2026 that would trigger a subjective acceleration clause. Additionally, the credit agreement governing the Floor Plan Facility contains certain financial covenants. FreedomRoads, LLC was in compliance with all financial debt covenants as of September 30, 2026, December 31, 2025, and September 30, 2025.

In October 2026, FreedomRoads, LLC entered into an amendment to the Floor Plan Facility that amended the definition of “Permitted Holders,” which is used in determining whether a change of control has occurred under the Floor Plan Facility. The amendment did not change the commitments, interest rates, maturity date, borrowing base or financial covenants of the Floor Plan Facility.

The following table details the outstanding amounts and available borrowings under the Floor Plan Facility:

	September 30,	December 31,	September 30,
($ in thousands)	2026	2025	2025
Floor Plan Facility
Notes payable - floor plan:
Total commitment	$2,150,000	$2,150,000	$2,150,000
Less: borrowings, net of FLAIR offset account	(1,254,357)	(1,603,645)	(1,361,019)
Less: FLAIR offset account(1)	(2)	(25,117)	(277)
Additional borrowing capacity	895,641	521,238	788,704
Less: short-term payable for sold inventory(2)	(38,219)	(35,981)	(60,188)
Less: purchase commitments(3)	(34,266)	(26,841)	(43,471)
Unencumbered borrowing capacity	$823,156	$458,416	$685,045

Revolving line of credit:	$70,000	$70,000	$70,000
Less: borrowings	—	—	—
Additional borrowing capacity	$70,000	$70,000	$70,000

Letters of credit:
Total commitment	$45,000	$45,000	$45,000
Less: outstanding letters of credit	(15,414)	(15,414)	(14,300)
Additional letters of credit capacity	$29,586	$29,586	$30,700

(1)	Flooring line aggregate interest reduction (“FLAIR”) offset account that allows the Company to transfer cash to the Floor Plan Lenders as an offset to the payables under the Floor Plan Facility. The FLAIR offset account does not reduce the outstanding amount of loans under the Floor Plan Facility for purposes of determining the unencumbered borrowing capacity under the Floor Plan Facility.
(2)	The short-term payable represents the amount due for sold inventory. A payment for any floor plan units sold is due within three to ten business days of sale. Due to the short-term nature of these payables, the Company reclassifies the amounts from notes payable — floor plan, net to accounts payable in the condensed consolidated balance sheets. Changes in the vehicle floor plan payable are reported as cash flows from financing activities in the condensed consolidated statements of cash flows.
(3)	Purchase commitments represent vehicles approved for floor plan financing where the inventory has not yet been received by the Company from the supplier and no floor plan borrowing is outstanding.

5. Long-Lived Asset Impairment

During the three and nine months ended September 30, 2026 and 2025, the Company had indicators of impairment of the long-lived assets for certain locations. Such indicators primarily included decreases in market rental rates or decreases in the market value of real property for closed locations, and the Company’s review of location performance in the normal course of business. As a result of updating certain assumptions in the long-lived asset impairment analysis for these locations, the Company determined that the fair values of certain long-lived assets were below their respective carrying values and were impaired.

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

The following table details long-lived asset impairment charges by type of long-lived asset, all of which relate to the RV and Outdoor Retail segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Long-lived asset impairment charges by type of long-lived asset:
Leasehold improvements	$1,380	$—	$1,815	$190
Operating lease right of use assets	2,108	617	8,500	617
Building and improvements	3,180	—	9,452	430
Total long-lived asset impairment charges	$6,668	$617	$19,767	$1,237

6. Assets Held for Sale and Business Divestitures

As of September 30, 2026, December 31, 2025, and September 30, 2025, two, one, and six RV and Outdoor Retail segment properties, respectively, met the criteria to be classified as held for sale. Additionally, on June 30, 2025, the Company closed on the sale of certain assets of one RV dealership. The approximately $10.3 million fair value of consideration received from the divestiture was comprised of $4.4 million of cash consideration and $5.9 million paid directly to the Floor Plan Lenders for new vehicles included in the Company’s floor plan. Included in the $4.4 million of cash consideration was $1.0 million for a deposit related to a future purchase of real estate. The divested net assets were comprised primarily of approximately $6.1 million of inventories, net; $0.1 million of property and equipment, net; and $3.4 million of goodwill allocated from the RV and Outdoor Retail segment based on the relative fair value of the dealership. This divestiture transaction resulted in a loss of $0.3 million and was included in (gain) loss on sale or disposal of assets in the condensed consolidated statements of operations for the nine months ended September 30, 2025. In addition to receiving a return for the assets, the sale allowed the Company to avoid significant brand-specific capital improvements which would have been required to support the dealership on an ongoing basis.

The following table presents the components of assets held for sale:

	September 30,	December 31,	September 30,
($ in thousands)	2026	2025	2025
Assets held for sale:
Property and equipment, net	$1,488	$175	$38,431
	$1,488	$175	$38,431

\

7. Goodwill and Intangible Assets

Goodwill

The following table presents a summary of changes in the Company’s goodwill by segment for the nine months ended September 30, 2026 and 2025 and the year ended December 31, 2025:

	Good Sam
	Services and	RV and
($ in thousands)	Plans	Outdoor Retail	Consolidated
Balance at December 31, 2024 (excluding impairment charges)	$72,679	$903,181	$975,860
Accumulated impairment charges	(46,884)	(194,953)	(241,837)
Balance at December 31, 2024	25,795	708,228	734,023
Acquisitions	—	18,341	18,341
Divestiture(1)	—	(3,413)	(3,413)
Balance at September 30, 2025	25,795	723,156	748,951
Acquisitions	—	370	370
Balance at December 31, 2025	25,795	723,526	749,321
Acquisitions	—	2,342	2,342
Impairment charge	—	(286,748)	(286,748)
Balance at September 30, 2026	$25,795	$439,120	$464,915

(1)	In June 2025, the Company closed on the sale of a dealership (see Note 6 — Assets Held for Sale and Business Divestitures).

At September 30, 2026, the Company performed a qualitative impairment assessment to determine if it was more likely than not that the fair value of the RV and Outdoor Retail reporting unit was less than its carrying value by evaluating relevant events and circumstances. During the three months ended September 30, 2026, the Company’s financial performance was below the forecasts utilized in the most recent interim goodwill impairment test as of June 30, 2026 (“Q2 26 Interim Goodwill Test”), driven by continued pressure on new RV industry demand and promotional pricing pressure in core travel trailer offerings. After considering this performance, the sustained decline in the Company’s share price, and other factors, the Company concluded that it was more likely than not that the fair value of the RV and Outdoor Retail reporting unit was less than its carrying value as of September 30, 2026. Macroeconomic factors impacting the industry in the third quarter of 2026 included further increases in consumer interest rates, elevated diesel fuel prices, and further declines in consumer sentiment, all of which exceeded the assumptions underlying the Q2 26 Interim Goodwill Test. As a result, the Company performed a quantitative goodwill impairment test as of September 30, 2026 (“Q3 26 Interim Goodwill Test”). Before performing the Q3 26 Interim Goodwill Test, the Company evaluated the reporting unit’s long-lived assets for recoverability and recorded the impairment charges described in Note 5 — Long-Lived Asset Impairment.

The Q3 26 Interim Goodwill Test concluded that the carrying value of the RV and Outdoor Retail reporting unit exceeded its estimated fair value. As a result, the Company recorded a goodwill impairment charge of $286.7 million for the three and nine months ended September 30, 2026. An insignificant amount of the impairment charge related to income tax deductible goodwill at the reporting unit level. Following the impairment, the carrying value of the RV and Outdoor Retail reporting unit equals its estimated fair value, and the reporting unit’s remaining goodwill was $439.1 million as of September 30, 2026.

The Company estimated the fair value of this reporting unit using a combination of the guideline public company method under the market approach and the discounted cash flow analysis method under the income approach. Of the key assumptions to the determination of fair value for the RV and Outdoor Retail reporting unit, (i) revenue and EBITDA projections, (ii) discount rate, and (iii) market multiples of comparable public companies are subject to the most uncertainty. Since the reporting unit’s fair value equals its carrying value following the impairment, any further adverse change in these assumptions could result in additional goodwill impairment in future periods.

The Company’s interim goodwill impairment test as of March 31, 2026 and the Q2 26 Interim Goodwill Test concluded that the fair value of the RV and Outdoor Retail reporting unit exceeded its carrying value by 10% and 7%, respectively, and no goodwill impairment was recorded in those periods.

Intangible Assets

Finite-lived intangible assets and related accumulated amortization consisted of the following:

	September 30, 2026
	Carrying	Accumulated
($ in thousands)	Value	Amortization	Net
Good Sam Services and Plans:
Membership, customer lists and other	$9,194	$(9,158)	$36
Trademarks and trade names	2,132	(628)	1,504
Websites and developed technology	3,649	(2,586)	1,063
RV and Outdoor Retail:
Customer lists, domain names and other	4,114	(3,413)	701
Supplier lists and agreements	9,500	(2,152)	7,348
Trademarks and trade names	26,526	(24,350)	2,176
Websites and developed technology	6,151	(5,796)	355
	$61,266	$(48,083)	$13,183

	December 31, 2025
	Carrying	Accumulated
($ in thousands)	Value	Amortization	Net
Good Sam Services and Plans:
Membership, customer lists and other	$9,194	$(9,140)	$54
Trademarks and trade names	2,132	(521)	1,611
Websites and developed technology	3,650	(2,169)	1,481
RV and Outdoor Retail:
Customer lists, domain names and other	4,154	(3,152)	1,002
Supplier lists and agreements	9,500	(1,484)	8,016
Trademarks and trade names	26,526	(23,345)	3,181
Websites and developed technology	6,151	(5,672)	479
	$61,307	$(45,483)	$15,824

	September 30, 2025
	Carrying	Accumulated
($ in thousands)	Value	Amortization	Net
Good Sam Services and Plans:
Membership, customer lists and other	$9,194	$(9,133)	$61
Trademarks and trade names	2,132	(486)	1,646
Websites and developed technology	3,650	(2,031)	1,619
RV and Outdoor Retail:
Customer lists, domain names and other	4,154	(3,052)	1,102
Supplier lists and agreements	9,500	(1,262)	8,238
Trademarks and trade names	26,526	(23,010)	3,516
Websites and developed technology	6,151	(5,630)	521
	$61,307	$(44,604)	$16,703

8. Long-Term Debt

Outstanding long-term debt consisted of the following:

	September 30,	December 31,	September 30,
($ in thousands)	2026	2025	2025
Term Loan Facility (1)	$1,284,057	$1,308,832	$1,311,362
Real Estate Facilities (2)	132,029	155,137	163,018
Other Long-Term Debt	7,328	7,588	7,676
Subtotal	1,423,414	1,471,557	1,482,056
Less: current portion	(23,868)	(57,939)	(22,749)
Total	$1,399,546	$1,413,618	$1,459,307

(1)	Net of $4.9 million, $7.0 million, and $7.7 million of original issue discount as of September 30, 2026, December 31, 2025, and September 30, 2025, respectively, and $1.7 million, $2.6 million, and $2.9 million of finance costs as of September 30, 2026, December 31, 2025, and September 30, 2025, respectively.
(2)	Net of $2.0 million, $2.0 million, and $2.2 million of finance costs as of September 30, 2026, December 31, 2025, and September 30, 2025, respectively.

Senior Secured Credit Facilities

As of September 30, 2026, December 31, 2025, and September 30, 2025, CWGS Group, LLC (the “Borrower”), a wholly-owned subsidiary of CWGS, LLC, was party to a credit agreement (the “Credit Agreement”) for a term loan facility (the “Term Loan Facility”) and a revolving credit facility (the “Revolving Credit Facility” and collectively the “Senior Secured Credit Facilities”).

The following table details the outstanding amounts and available borrowings under the Senior Secured Credit Facilities:

	September 30,	December 31,	September 30,
($ in thousands)	2026	2025	2025
Senior Secured Credit Facilities:
Term Loan Facility:
Principal amount of borrowings	$1,400,000	$1,400,000	$1,400,000
Less: cumulative principal payments	(109,275)	(81,564)	(78,060)
Less: unamortized original issue discount	(4,921)	(6,993)	(7,665)
Less: unamortized finance costs	(1,747)	(2,611)	(2,913)
	1,284,057	1,308,832	1,311,362
Less: current portion	(14,015)	(14,015)	(14,015)
Long-term debt, net of current portion	$1,270,042	$1,294,817	$1,297,347
Revolving Credit Facility:
Total commitment	$65,000	$65,000	$65,000
Less: outstanding letters of credit	(4,902)	(4,902)	(4,902)
Less: total net leverage ratio borrowing limitation	(37,348)	(37,348)	(37,348)
Additional borrowing capacity	$22,750	$22,750	$22,750

As of September 30, 2026, December 31, 2025, and September 30, 2025, the average interest rate on the Term Loan Facility was 6.52%, 6.33%, and 6.78%, respectively, and the effective interest rates were 6.54%, 6.77%, and 7.17%, respectively. In addition to the regularly scheduled quarterly principal payments, the Company made a voluntary principal payment on the Term Loan Facility of $17.2 million in February 2026. As of September 30, 2026, the Term Loan Facility matures on June 3, 2028, and the Revolving Credit Facility matures on March 3, 2028.

Management has determined that the Senior Secured Credit Facilities include subjective acceleration clauses, which could impact debt classification. Management believes that no events have occurred as of September 30, 2026 that would trigger a subjective acceleration clause.

The Credit Agreement requires the Borrower and its subsidiaries to comply on a quarterly basis with a maximum Total Net Leverage Ratio (as defined in the Credit Agreement), which covenant is in effect only if, as of the end of each calendar quarter, the aggregate amount of borrowings under the Revolving Credit Facility, letters of credit and unreimbursed letter of credit disbursements outstanding at such time is greater than 35% of the total commitment on the Revolving Credit Facility (excluding (i) up to $15.0 million attributable to any outstanding undrawn letters of credit and (ii) any cash collateralized or backstopped letters of credit), as defined in the Credit Agreement. As of September 30, 2026, the Company was not subject to this covenant as borrowings under the Revolving Credit Facility did not exceed the 35% threshold; however, the Company’s borrowing capacity was reduced by $37.3 million in light of this covenant. The Company was in compliance with all applicable financial debt covenants as of September 30, 2026, December 31, 2025, and September 30, 2025.

Real Estate Facilities

As of September 30, 2026, December 31, 2025, and September 30, 2025, certain subsidiaries (“FRHP Borrowers”) of FRHP Lincolnshire, LLC (“FRHP”), an indirect wholly-owned subsidiary of CWGS, LLC, were party to a credit agreement (as amended and/or restated from time to time) with Manufacturers and Traders Trust Company (“M&T”), as administrative agent, and the other lenders party thereto. In August 2026, the FRHP Borrowers entered into an amended and restated credit agreement (“A&R Mortgage Facility”) which amended and restated in its entirety the previous October 2022 credit agreement (as amended from time to time, the “Prior Mortgage Facility” and collectively with the A&R Mortgage Facility, the “M&T Real Estate Facility”).

The A&R Mortgage Facility provides for senior secured mortgage loan facilities in an aggregate principal amount of $175.0 million (reduced from a maximum of $300.0 million under the Prior Mortgage Facility), consisting of $132.8 million of mortgage loans funded at closing and $42.2 million of delayed draw mortgage loan commitments available through February 2031. The mortgage loans funded at closing continued and refinanced the loans outstanding under the Prior Mortgage Facility, and $20.8 million of additional funds were drawn at closing, net of fees and lender holdbacks. Borrowings under the A&R Mortgage Facility bear interest, at the FRHP Borrowers’ option, at a term SOFR rate plus 2.30% per annum or a base rate plus 1.30% per annum, and the FRHP Borrowers pay a fee of 0.20% per annum on the average daily unused portion of the delayed draw commitments.

The A&R Mortgage Facility matures in August 2031, extending the October 2027 maturity date of the Prior Mortgage Facility. The mortgage loans amortize in quarterly installments in an aggregate annual amount equal to 5.0% of the original principal amount of such loans, commencing in September 2026, with the remaining unpaid balance due at maturity. Subject to specified conditions, the FRHP Borrowers retain the option to request up to an additional $100.0 million of borrowing capacity. The A&R Mortgage Facility is secured by mortgages on specified real property of the FRHP Borrowers and related assets, and is guaranteed by the FRHP Borrowers and CWGS Group, LLC. The A&R Mortgage Facility requires the FRHP Borrowers to maintain a consolidated debt service coverage ratio of not less than 1.10 to 1.00, tested as of the last day of each test period beginning with the test period ended September 30, 2026, and contains customary representations and warranties, affirmative and negative covenants and events of default.

For the three months and nine months ended September 30, 2026, the Company determined that the refinancing of the Prior Mortgage Facility in August 2026 was a modification and recorded $0.5 million debt restructure expenses for third-party refinancing costs and a $0.3 million loss on debt restructure for the write-off of a portion of unamortized finance costs. For the nine months ended September 30, 2026 and September 30, 2025, FRHP made payments on the M&T Real Estate Facility of $155.7 million and $2.9 million, respectively, to pay off the remaining principal balances related to certain properties. Of the $155.7 million paid during the nine months ended September 30, 2026, $30.1 million related to the principal repayment on the December 31, 2025 sale of real property, where the net proceeds of $15.1 million and principal repayment were not distributed through escrow until January 2, 2026, and $109.8 million related to the refinancing of the M&T Real Estate Facility. In conjunction with the refinancing of the M&T Real Estate Facility in August 2026, the prior principal balance of $109.8 million was paid, borrowings with principal of $132.8 million were made, $0.8 million of debt issuance costs were paid, and $0.5 million of debt restructure expenses were paid.

As of September 30, 2026, December 31, 2025, and September 30, 2025, Camping World Property, LLC, successor by conversion to Camping World Property, Inc. (the “Real Estate Borrower”), an indirect wholly-owned subsidiary of CWGS, LLC, and CIBC Bank USA, were parties to a loan and security agreement for a real estate credit facility (as amended from time to time, the “First CIBC Real Estate Facility” and together with the M&T Real Estate Facility, the “Real Estate Facilities”). The First CIBC Real Estate Facility matures in October 2028.

The following table shows a summary of the outstanding balances, remaining available borrowings, and weighted average interest rate under the Real Estate Facilities:

	As of September 30, 2026
		Remaining		Wtd. Average
($ in thousands)	Outstanding(1)	Available(2)		Interest Rate
Real Estate Facilities
M&T Real Estate Facility	$129,139	$42,213	(3)	5.97%
First CIBC Real Estate Facility	2,890	—		6.62%
	$132,029	$42,213

(1)	Outstanding principal amounts are net of unamortized finance costs.
(2)	Amounts cannot be reborrowed.
(3)	Additional borrowings on the M&T Real Estate Facility are subject to a debt service coverage ratio covenant and to the property collateral requirements under the M&T Real Estate Facility.

Management has determined that the credit agreements governing the Real Estate Facilities include subjective acceleration clauses, which could impact debt classification. Management believes that no events have occurred as of September 30, 2026 that would trigger a subjective acceleration clause. Additionally, the Real Estate Facilities are subject to certain cross-default provisions, a debt service coverage ratio, and other customary covenants. The Company was in compliance with all financial debt covenants as of September 30, 2026, December 31, 2025, and September 30, 2025.

Other Long-Term Debt

As of September 30, 2026, the outstanding principal balance of other long-term debt was $7.3 million with a weighted average interest rate of 4.27%.

9. Lease Obligations

The following table presents certain information related to the costs for leases where the Company is the lessee:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Operating lease cost	$31,155	$28,951	$93,269	$87,727
Finance lease cost:
Amortization of finance lease assets	2,869	2,703	8,327	8,011
Interest on finance lease liabilities	2,182	2,161	6,286	6,583
Short-term lease cost	198	225	733	808
Variable lease cost	7,093	6,701	19,856	18,560
Sublease income	(966)	(922)	(3,158)	(2,650)
Net lease costs	$42,531	$39,819	$125,313	$119,039

As of September 30, 2026, December 31, 2025, and September 30, 2025, finance lease assets of $109.4 million, $113.7 million, and $116.5 million, respectively, were included in property and equipment, net in the accompanying condensed consolidated balance sheets.

The following table presents supplemental cash flow information related to leases:

	Nine Months Ended September 30,
($ in thousands)	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$95,482	$90,571
Operating cash flows for finance leases	6,286	6,577
Financing cash flows for finance leases	5,708	5,540
Lease assets obtained in exchange for lease liabilities:
New, remeasured and terminated operating leases	42,949	22,299
New, remeasured and terminated finance leases	4,011	4,507

During each of the nine months ended September 30, 2026 and September 30, 2025, the Company entered into sale-leaseback transactions for three properties associated with store locations in the RV and Outdoor Retail segment, and received consideration of $11.0 million and $40.2 million of cash, respectively. The Company recorded a loss of $0.6 million and a gain of $0.1 million for the nine months ended September 30, 2026 and September 30, 2025, respectively, that was included in (gain) loss on sale or disposal of assets in the condensed consolidated statements of operations. In 2026, the Company entered into a 19-year lease agreement as the lessee with the buyer for two of the properties, and a 12.5-year lease agreement as the lessee with the buyer for one of the properties. In 2025, the Company entered into 17-year lease agreements as the lessee with the buyers of two of the properties, and a 19-year lease agreement as the lessee with the buyer for one of the properties.

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

Recurring Fair Value Measurements

The following table presents the reported carrying values and the fair values by level of the Company’s assets and liabilities measured at fair value on a recurring basis:

	September 30, 2026		December 31, 2025		September 30, 2025
($ in thousands)	Carrying Value	Level 3	Carrying Value	Level 3	Carrying Value	Level 3
Assets:
Derived participation investment (1)	$10,957	$10,957	$3,321	$3,321	$6,546	$6,546
Liabilities:
Acquisition-related contingent consideration (2)	—	—	—	—	368	368
(1)	Derived participation investment was included in other assets in the accompanying condensed consolidated balance sheets.
(2)	As of September 30, 2025, the $0.4 million of acquisition-related contingent consideration was included in accrued liabilities in the accompanying condensed consolidated balance sheets.

The following table presents fair value measurements using significant unobservable inputs (Level 3):

($ in thousands)	Derived Participation Investment	Acquisition-Related Contingent Consideration
Beginning balance as of January 1, 2025	$156	$368
Purchases	6,717	—
Settlements	(1,124)	—
Gains included in earnings(1)	797	—
Ending balance as of September 30, 2025	6,546	368
Purchases	2,750	—
Settlements	(642)	(100)
In transit exchanges for new securities(2)	(5,708)	—
Gains included in earnings(1)	375	(268)
Ending balance as of December 31, 2025	3,321	—
Purchases	7,665	—
Losses included in earnings(1)	(29)	—
Ending balance as of September 30, 2026	$10,957	$—

(1)	Gains (losses) related to the derived participation investment represent an increase (decrease) in the asset. Gains related to the acquisition-related contingent consideration represent a decrease in the liability.
(2)	Securitization proceeds held by issuer to be exchanged for new investment. The new investment was made during the three months ended September 30, 2026.

Derived Participation Investment

The Company has entered into an arrangement with a consumer financing partner to invest in a participation interest in the cash flows of certain financing transactions under the white label financing program with such consumer financing partner (the “Derived Participation Investment”). The fair value of this investment was estimated by discounting the projected cash flows subject to the participation interest. The assumptions in the analysis included loan losses, prepayments, and recoveries derived based on historical observation of such data pertaining to the RV industry, as well as other relevant industries with loan structures similar to that of the RV industry. This is categorized as a Level 3 measurement and there was no significant change in unrealized gains or losses during the nine months ended September 30, 2026.

In July 2026, the $5.7 million amount listed above as “In transit exchanges for new securities” was reinvested along with an additional $2.0 million in the residual interest of a previously securitized Derived Participation Investment.

Additionally, as of September 30, 2026 and December 31, 2025, the Company held a $7.5 million investment in a preferred interest of this consumer financing partner, which operates a captive-as-a-service business specializing in financing for RVs and powersports. Since this investment did not have a readily determinable fair value, it was recorded at its cost less impairments, if any.

Contingent Consideration

The Company’s contingent consideration liability was established as part of the consideration for the acquisition of a tire rescue roadside assistance business in June 2024. The fair value of this liability was estimated as the present value of the probability-weighted milestone payments at each of the first two anniversaries of the date of the acquisition for a maximum aggregate payment of $0.5 million if all milestones are reached. The assumptions in the analysis included the Company’s assessment of the probability that the milestones will be reached and a discount rate based primarily on the Company’s credit risk and its ability to pay. This was categorized as a Level 3 measurement and there was no significant change in unrealized gains or losses during the nine months ended September 30, 2025. Based on milestones reached, the first milestone payment was determined to be $0.1 million and was paid in October 2025. The milestones relating to the second milestone payment were not reached and did not result in any further milestone payments.

Nonrecurring Fair Value Measurements

There were no material re-measurements to fair value during 2026 and 2025 of assets and liabilities that are not measured at fair value on a recurring basis except for impairments of long-lived assets and goodwill (see Note 5 — Long-Lived Asset Impairment and Note 7 — Goodwill and Intangible Assets), which are categorized as Level 3 measurements.

Other Fair Value Disclosures

There have been no transfers of assets or liabilities between the fair value measurement levels.

For floor plan notes payable under the Floor Plan Facility, the amounts reported in the accompanying condensed consolidated balance sheets approximate the fair value due to their short-term nature or the existence of variable interest rates that approximate prevailing market rates.

The following table presents the reported carrying value and fair value information for the Company’s debt instruments. The fair values shown below for the Term Loan Facility, as applicable, are based on quoted prices in inactive markets for identical assets (Level 2) and the fair values shown below for the Real Estate

Facilities and the Other Long-Term Debt are estimated by discounting the future contractual cash flows at the current market interest rate that is available based on similar financial instruments.

	Fair Value	September 30, 2026		December 31, 2025		September 30, 2025
($ in thousands)	Measurement	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Term Loan Facility	Level 2	$1,284,057	$1,237,483	$1,308,832	$1,285,475	$1,311,362	$1,290,544
Real Estate Facilities	Level 2	132,029	130,491	155,137	158,203	163,018	167,572
Other Long-Term Debt	Level 2	7,328	6,297	7,588	6,622	7,676	6,677

11. Commitments and Contingencies

Litigation

Siverd Complaint and Shareholder Derivative Litigation

On March 10, 2026, a purported stockholder of the Company filed a putative class action lawsuit captioned Siverd v. Camping World Holdings, Inc., et al., in the United States District Court for the Northern District of Illinois against Camping World Holdings, Inc. and certain current and former officers (“Individual Defendants” and together, “Defendants”). On May 21, 2026, the court appointed a lead plaintiff, and on July 24, 2026, the lead plaintiff filed an amended complaint. The amended complaint alleges that Defendants violated Section 11 of the Securities Act of 1933 (the “’33 Act”) and Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934, as amended (the “’34 Act”), by making materially false or misleading statements related to the Company’s business, operations, and prospects. The lawsuit also alleges Individual Defendants violated Section 15 of the ’33 Act and Section 20(a) of the ’34 Act by allegedly acting as controlling persons of the Company in connection with the alleged materially false or misleading statements. The lead plaintiff seeks to represent a putative class of investors who purchased or acquired the Company’s stock between October 29, 2024 and February 24, 2026 and a sub-class of investors who purchased or acquired the Company’s stock pursuant or traceable to the registration statement and prospectus issued in connection with the Company’s October 31, 2024 secondary public offering, and seeks compensatory damages, attorneys’ fees and costs, and other relief as the court may deem just and proper. The case is in its early stages. Defendants filed a motion to dismiss the amended complaint on September 24, 2026. Plaintiff’s response to the motion is due on November 20, 2026 and Defendants’ reply is due by December 18, 2026.

On May 19 and 20, 2026, the Company was named as the nominal defendant in derivative lawsuits captioned Schulz v. Lemonis, et al., Amaral v. Lemonis, et al., and Kogut v. Lemonis, et al., each filed in the United States District Court for the Northern District of Illinois (the “Shareholder Derivative Litigation”) and premised on similar facts as alleged in the Siverd complaint. The Shareholder Derivative Litigation names certain current and former directors and officers as defendants and asserts claims for breach of fiduciary duty, violations of federal securities laws, unjust enrichment, waste of corporate assets, and other causes of action. The Shareholder Derivative Litigation alleges that for the period from at least as early as April 2025 through at least February 24, 2026 (and, in one case, through the present), the Company’s officers and directors made and/or caused the Company to make materially false or misleading statements related to the Company’s business, operations, and prospects, and failed to adequately oversee the Company’s operations. The Shareholder Derivative Litigation seeks recovery on behalf of the Company for its alleged losses, including costs of defending the Siverd securities litigation, reputational harm, and other damages. On June 30, 2026, the court consolidated the cases (captioned In Re Camping World Holdings, Inc. Shareholder Derivative Litigation) and appointed co-lead counsel. The case is in its early stages. On September 9, 2026, the court stayed the case pending resolution of the motion to dismiss in the related Siverd action.

The Company and the individual defendants intend to vigorously defend these actions and any potential liability that may arise from the alleged claims is not currently probable or reasonably estimable. This litigation could result in financial judgments or the payment of settlement amounts and disputes with insurance carriers concerning coverage.

Weissmann Complaint

On June 22, 2021, FreedomRoads Holding Company, LLC (“FR Holdco”), an indirect wholly-owned subsidiary of CWGS, LLC, filed a one-count complaint captioned FreedomRoads Holding Company, LLC v.

Steve Weissmann in the Circuit Court of Cook County, Illinois against Steve Weissmann (“Weissmann”) for breach of contractual obligation under note guarantee (the “Note”) (the “Weissmann Complaint”). On October 8, 2021, Weissmann brought a counterclaim against FR Holdco and third-party defendants Marcus A. Lemonis, NBCUniversal Media, LLC, the Consumer National Broadcasting Company (“CNBC”), Camping World, Inc. (“CW”), and Machete Productions (“Machete”) (the “Weissmann Counterclaim”), in which he alleges claims in connection with the Note and his appearance on the reality television show The Profit. Weissmann alleges the following causes of action against FR Holdco and all third-party defendants, including CW: (i) fraud; (ii) fraud in the inducement; (iii) fraudulent concealment; (iv) breach of fiduciary duty; (v) defamation; (vi) defamation per se; (vii) false light; (viii) intentional infliction of emotional distress; (ix) negligence; (x) unjust enrichment; and (xi) RICO § 1962. Weissmann seeks costs and damages in an amount to be proven at trial but no less than the amount in the Note (approximately $2.5 million); in connection with his RICO claim, Weissmann asserts he is entitled to damages in the amount of three times the Note. On February 18, 2022, NBCUniversal, CNBC, and Machete filed a motion to compel arbitration (the “NBC Arbitration Motion”). On May 5, 2022, an agreed order was filed staying the litigation in favor of arbitration. On May 31, 2022, FR Holdco filed an arbitration demand against Weissmann for collection on the Note. Weissmann filed his response and counterclaims, and third-party claims against FR Holdco, CW, Marcus A. Lemonis, NBCUniversal, and Machete on July 7, 2022. On or about July 21, 2022, FR Holdco and the other respondents filed their responses and affirmative defenses. On March 11, 2024, FR Holdco’s arbitration demand and the Weissmann arbitration demand were tried before a single arbitrator pursuant to the JAMS streamlined arbitration rules in a confidential arbitration hearing. On May 23, 2024, the arbitrator issued an interim award in favor of FR Holdco in the amount of $4,318,892, plus interest, costs, and attorneys’ fees as set forth in the Tumbleweed (as defined below) bankruptcy plan and to be determined by the arbitrator in subsequent proceedings. On July 31, 2024, the arbitrator heard the parties’ arguments on the amount of attorneys’ fees and costs owed to FR Holdco, after Weissmann conceded in a written briefing the obligation to pay attorneys’ fees and costs to FR Holdco as the prevailing party. On September 12, 2024, the arbitrator issued a final award in favor of FR Holdco in the amount of $4,990,006, in the manner described in the Tumbleweed bankruptcy plan. Weissmann is jointly and severally liable for $4,106,884 of that amount. On September 24, 2024, Weissmann and Tumbleweed filed a Petition to Vacate Arbitration Award in the Superior Court for the State of California, County of Los Angeles. On September 27, 2024, FR Holdco, CW, Marcus A. Lemonis, NBCUniversal, and Machete filed a Petition to Confirm Arbitration Award in the Superior Court for the State of California, County of Los Angeles. On January 16, 2025, the Superior Court for the State of California, County of Los Angeles granted the Petition to Confirm Arbitration Award and denied the Petition to Vacate Arbitration Award, concluding the litigation. On July 8, 2025, the Superior Court for the State of California, County of Los Angeles entered the Judgment in favor of FR Holdco, CW, Marcus A. Lemonis, NBCUniversal, and Machete. On August 21, 2025, Weissmann and Tumbleweed filed a notice of appeal. On November 25, 2025, Weissmann and Tumbleweed filed their opening brief in the Second Appellate District of the Court of Appeal of the State of California. FR Holdco, CW, Marcus Lemonis, NBCUniversal, and Machete filed their response brief on February 20, 2026. On April 8, 2026, Weissmann and Tumbleweed filed their reply brief. On July 21, 2026, the Court of Appeal issued a tentative ruling in favor of FR Holdco, CW, Marcus A. Lemonis, NBCUniversal, and Machete. On July 29, 2026, oral arguments were presented. On August 10, 2026, the Court of Appeal affirmed the judgment in favor of FR Holdco, CW, Marcus A. Lemonis, NBCUniversal, and Machete. On September 16, 2026, Weissmann and Tumbleweed filed a petition for review with the California Supreme Court. FR Holdco, CW, Marcus A. Lemonis, NBCUniversal and Machete filed their answer to the petition on October 6, 2026. On or around October 21, 2026, the California Supreme Court denied review and, on October 22, 2026, the Court of Appeal issued a remittitur and its decision confirming the Arbitration Award in its entirety became final. There can be no assurances that the Company will be able to collect amounts owed pursuant to the Arbitration Award.

Tumbleweed Complaint

On November 10, 2021, Tumbleweed Tiny House Company, Inc. (“Tumbleweed”) filed a complaint against FR Holdco, CW, Marcus A. Lemonis, NBCUniversal Media, LLC, and Machete Productions in which Tumbleweed alleges claims in connection with the Note and its appearance on the reality television show The Profit (the “Tumbleweed Complaint”), seeking primarily monetary damages. Tumbleweed alleges the following claims against the defendants, including FR Holdco and CW: (i) fraud; (ii) false promise; (iii) breach of fiduciary duty (and aiding and abetting the same); (iv) breach of contract; (v) breach of oral contract; (vi) tortious interference with prospective economic advantage; (vii) fraud in the inducement; (viii) negligent misrepresentation; (ix) fraudulent concealment; (x) conspiracy; (xi) unlawful business practices; (xii)

defamation; and (xiii) declaratory judgment. On April 21, 2022, the Court granted a motion to compel arbitration filed by NBCUniversal and joined by all defendants, including FR Holdco, CW, and Marcus A. Lemonis, compelling Tumbleweed’s claims to arbitration. Tumbleweed served its arbitration demand on FR Holdco, CW, and Marcus A. Lemonis on May 17, 2022. FR Holdco, CW, and Marcus A. Lemonis filed responses and affirmative defenses on May 31, 2022. On July 20, 2022, pursuant to the JAMS streamlined arbitration rules, the Tumbleweed Complaint was consolidated together with the Weissmann Complaint. The parties have exchanged discovery. On March 11, 2024, FR Holdco’s arbitration demand and the Weissmann arbitration demand were tried before a single arbitrator pursuant to the JAMS streamlined arbitration rules in a confidential arbitration hearing. On May 23, 2024, the arbitrator issued an interim award in favor of all respondents, including FR Holdco, CW, and Lemonis. On July 31, 2024, the arbitrator heard the parties’ arguments on the amount of attorneys’ fees and costs owed to FR Holdco, CW, Lemonis, and the other defendants, after Tumbleweed conceded the obligation to pay attorneys’ fees and costs to the prevailing parties. On September 12, 2024, the arbitrator issued a final award in favor of FR Holdco, CW, and Lemonis in the amount of $3,793,455 in attorneys’ fees and $626,611 in costs. The arbitrator also awarded $4,990,006 in favor of FR Holdco. On September 24, 2024, Weissmann and Tumbleweed filed a Petition to Vacate Arbitration Award in the Superior Court for the State of California, County of Los Angeles. On September 27, 2024, FR Holdco, CW, Marcus A. Lemonis, NBCUniversal, and Machete filed a Petition to Confirm Arbitration Award in the Superior Court for the State of California, County of Los Angeles. On January 16, 2025, the Superior Court for the State of California, County of Los Angeles granted the Petition to Confirm Arbitration Award and denied the Petition to Vacate Arbitration Award, concluding the litigation. On July 8, 2025, the Superior Court for the State of California, County of Los Angeles entered the Judgment in favor of FR Holdco, CW, Marcus A. Lemonis, NBCUniversal, and Machete. On August 21, 2025, Weissmann and Tumbleweed filed a notice of appeal. On November 25, 2025, Weissmann and Tumbleweed filed their opening brief in the Second Appellate District of the Court of Appeal of the State of California. FR Holdco, CW, Marcus Lemonis, NBCUniversal, and Machete filed their response brief on February 20, 2026. On April 8, 2026, Weissmann and Tumbleweed filed their reply brief. On July 21, 2026, the Court of Appeal issued a tentative ruling in favor of FR Holdco, CW, Marcus A. Lemonis, NBCUniversal, and Machete. On July 29, 2026, oral arguments were presented. On August 10, 2026, the Court of Appeal affirmed the judgment in favor of FR Holdco, CW, Marcus A. Lemonis, NBCUniversal, and Machete. On September 16, 2026, Weissmann and Tumbleweed filed a petition for review with the California Supreme Court. FR Holdco, CW, Marcus A. Lemonis, NBCUniversal and Machete filed their answer to the petition on October 6, 2026. On or around October 21, 2026, the California Supreme Court denied review and, on October 22, 2026, the Court of Appeal issued a remittitur and its decision confirming the Arbitration Award in its entirety became final. There can be no assurances that the Company will be able to collect amounts owed pursuant to the Arbitration Award.

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

Marcus A. Lemonis

Marcus A. Lemonis, our former Chief Executive Officer, Chairman of the Board and member of the Board, is employed with the Company in the non-executive role of Co-Founder and Special Advisor through

December 31, 2026 under the second amended and restated employment agreement with Mr. Lemonis (the “Lemonis Second Employment Agreement”), which the Board approved on December 2, 2025. Pursuant to the Lemonis Second Employment Agreement, Mr. Lemonis’ 2026 compensation included a $1.5 million annual salary (“2026 Salary”), a $2.3 million bonus (“2026 Bonus”) and an additional $3.8 million lump-sum payment (the “Lump-Sum Payment”), originally payable at the end of the term of the Lemonis Second Employment Agreement in December 2026 (collectively, the “Lemonis 2026 Compensation”). Each of the 2026 Bonus and Lump-Sum Payment could be settled in cash or shares of Class A common stock based on the closing stock price on the settlement date. The Company deemed the 2026 service conditions relating to the Lemonis Second Employment Agreement to be nonsubstantive for accounting purposes, so the aggregate $7.5 million of the Lemonis 2026 Compensation was accrued as of December 31, 2025. On May 18, 2026, the Lemonis Second Employment Agreement was amended to settle (i) the 2026 Bonus with the issuance of 319,602 shares of Class A common stock, less 125,763 shares withheld to cover Mr. Lemonis’ associated tax withholding obligations, and (ii) the Lump-Sum Payment in cash, which were both paid in May 2026. See Note 17 — Stock-Based Compensation Plans for details on Mr. Lemonis’ stock-based compensation, including liability-classified share-based awards.

Lindsey J. Christen

On July 29, 2026, Lindsey Christen, the Company’s Chief Administrative and Legal Officer and Secretary, notified the Company of her intent to resign as the Company’s Chief Administrative and Legal Officer and Secretary, effective September 1, 2026 (the “Transition Date”).

On July 29, 2026, Ms. Christen and the Company entered into an employment transition and release agreement (the “Transition Agreement”), pursuant to which Ms. Christen agreed to provide transitional services to the Company as a non-executive employee through February 28, 2027 (or such other date as Ms. Christen’s employment with the Company terminates, the “Transition Period”) in order to help facilitate the transition of her role and responsibilities. During the Transition Period, Ms. Christen will (i) continue to receive her base salary at the current annual rate of $0.7 million (“Transition Pay”), (ii) receive a prorated annual bonus for 2026 equal to $0.4 million, payable within thirty (30) days of the Transition Date, and (iii) have her restricted stock unit awards continue to vest through December 31, 2026 in accordance with their terms. Any of Ms. Christen’s restricted stock unit awards or performance stock unit awards scheduled to vest after December 31, 2026 were cancelled as of the Transition Date for no consideration.

Upon the expiration of the Transition Period for any reason other than Ms. Christen’s voluntary resignation or termination by the Company for cause, Ms. Christen will be eligible to receive a cash payment equal to $0.4 million, payable in a lump sum within thirty (30) days. If Ms. Christen’s last day of service occurs prior to February 28, 2027 due to her termination by the Company without cause, Ms. Christen will be eligible to receive an amount equal to the remaining unpaid Transition Pay that would have been payable through the remainder of the Transition Period, which shall be paid in a lump sum within thirty (30) days.

Financial Assurances

In the normal course of business, the Company obtains standby letters of credit and surety bonds from financial institutions and other third parties. These instruments guarantee the Company’s future performance and provide third parties with financial and performance assurance in the event that the Company does not perform. These instruments support a wide variety of the Company’s business activities. As of September 30, 2026, December 31, 2025, and September 30, 2025, outstanding standby letters of credit issued through the Company’s Floor Plan Facility were $15.4 million, $15.4 million, and $14.3 million, respectively (see Note 4 — Inventories and Floor Plan Payables). The outstanding standby letters of credit issued through the Senior Secured Credit Facilities as of September 30, 2026, December 31, 2025, and September 30, 2025 were $4.9 million (see Note 8 — Long-Term Debt). As of September 30, 2026, December 31, 2025, and September 30, 2025, outstanding surety bonds were $22.7 million, $25.0 million, and $24.8 million, respectively. The underlying liabilities to which these instruments relate are reflected on the Company’s condensed consolidated balance sheets, where applicable. Therefore, no additional liability is reflected for the letters of credit and surety bonds themselves.

12. Statement of Cash Flows

Supplemental disclosures of cash flow information for the following periods were as follows:

	Nine Months Ended September 30,
($ in thousands)	2026	2025
Cash paid during the period for:
Interest	$136,367	$146,325
Income taxes	2,907	1,432
Noncash investing and financing activities:
Leasehold improvements paid by lessor	51	437
Capital expenditures in accounts payable and accrued liabilities	9,526	14,638
Prior period deposit applied to portion of purchase price of RV dealership acquisition	—	11,000
Note receivable forgiven as partial consideration for the purchase of real property	—	1,128

13. Acquisitions

During the nine months ended September 30, 2026 and 2025, subsidiaries of the Company acquired the assets of RV dealerships that constituted businesses under GAAP. The Company used cash and borrowings under its Floor Plan Facility to complete the acquisitions. The Company considers acquisitions of independent dealerships to be a fast and capital-efficient alternative to opening new store locations to expand its business and grow its customer base. The acquired businesses were recorded at their estimated fair values under the acquisition method of accounting. The balance of the purchase prices in excess of the fair values of net assets acquired were recorded as goodwill.

During the nine months ended September 30, 2026, the RV and Outdoor Retail segment acquired the assets of one RV dealership location for a purchase price of approximately $7.1 million. Separate from this acquisition, during the nine months ended September 30, 2026, the Company purchased real property for an aggregate purchase price of $1.9 million.

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

The estimated fair values of the assets acquired and liabilities assumed for the acquisitions discussed above consist of the following, net of insignificant measurement period adjustments relating to acquisitions from the respective previous year:

	Nine Months Ended September 30,
($ in thousands)	2026	2025
Tangible assets (liabilities) acquired (assumed):
Inventories, net	4,668	73,002
Prepaid expenses and other assets	—	58
Property and equipment, net	44	1,414
Operating lease assets	—	9,366
Accrued liabilities	—	(140)
Current portion of operating lease liabilities	—	(1,055)
Other current liabilities	—	(471)
Operating lease liabilities, net of current portion	—	(8,312)
Total tangible net assets acquired	4,712	73,862
Goodwill	2,342	18,341
Purchase price of acquisitions	7,054	92,203
Application of deposit paid in prior period	—	(11,000)
Cash paid for acquisitions, net of cash acquired	7,054	81,203
Inventory purchases financed via floor plan	(3,627)	(71,181)
Cash payment net of floor plan financing	$3,427	$10,022

The fair values above for the nine months ended September 30, 2026 are preliminary as they are subject to measurement period adjustments for up to one year from the date of acquisition as new information is obtained about facts and circumstances that existed as of the acquisition date relating to the valuation of the acquired assets, primarily the acquired inventories.

The primary items that generated the goodwill are the value of the expected synergies between the acquired businesses and the Company and the acquired assembled workforce, neither of which qualifies for recognition as a separately identified intangible asset. For the nine months ended September 30, 2026 and September 30, 2025, acquired goodwill of $2.3 million and $18.3 million, respectively, was expected to be deductible for tax purposes.

Included in the condensed consolidated financial statements for the nine months ended September 30, 2026 were revenue of $6.0 million and pre-tax income of $0.3 million from the acquired dealership from the applicable acquisition date. Included in the condensed consolidated financial statements for the nine months ended September 30, 2025 were revenue of $150.4 million and pre-tax income of $5.2 million from the acquired dealerships from the applicable acquisition dates. Pro forma information on these acquisitions has not been included, because the Company has deemed them to not be individually or cumulatively material.

14. Income Taxes

CWH is organized as a Subchapter C corporation and, as of September 30, 2026, was a 61.6% owner of CWGS, LLC (see Note 16 — Non-Controlling Interests). CWGS, LLC is organized as a limited liability company and treated as a partnership for U.S. federal and most applicable state and local income tax purposes and, as such, is generally not subject to any U.S. federal entity-level income taxes. However, certain active CWGS, LLC subsidiaries, including Americas Road and Travel Club, Inc., FreedomRoads RV, Inc. and their wholly-owned subsidiaries, are subject to entity-level taxes as they are, or subject to income taxes as, Subchapter C corporations (“C-Corp”).

Effective Income Tax Rate

For the nine months ended September 30, 2026 and September 30, 2025, the Company’s effective income tax rate was (0.8)% and 98.5%, respectively. The decrease in the tax rate for the nine months ended September 30, 2026 mainly reflects the establishment of a full valuation allowance on the net deferred tax assets of the public holding company, CWH, during the nine months ended September 30, 2025. The deferred tax assets of C-Corp subsidiaries were not impacted by the establishment of this valuation allowance. The Company records a valuation allowance when it concludes that it is more likely than not that a portion of deferred tax assets will not be realized based upon the evaluation of all available positive and negative evidence. Additionally, the effective tax rate for the nine months ended September 30, 2026 was unfavorably impacted by a permanent difference related to non-deductible goodwill at certain C-Corp subsidiaries, for which no tax benefit was realized.

During the three months ended September 30, 2025, management evaluated both positive and negative evidence and concluded that a full valuation allowance was necessary to be recorded against CWH’s net deferred tax assets due to its expected cumulative historical operating results for income tax purposes over the past several years in each of the tax jurisdictions where it operates. Accordingly, the Company recorded a $175.4 million valuation allowance on its CWH net deferred tax assets during the nine months ended September 30, 2025. This valuation allowance will be maintained until sufficient positive evidence exists to justify its reversal. In addition, because of the full valuation allowance recorded against CWH’s investment in CWGS, LLC net deferred tax asset and certain other tax attribute carryforward deferred tax assets, full payment of the entire amount calculated related to the Tax Receivable Agreement (as defined below) liability was considered not probable. As a result, management reversed $149.2 million of the Tax Receivable Agreement liability and reduced the related deferred tax asset by $37.3 million, which were recorded to Tax Receivable Agreement liability adjustment and income tax expense, respectively, in the condensed consolidated statements of operations for the three and nine months ended September 30, 2025.

The Company determines its quarterly income tax provision using an estimated annual effective tax rate excluding loss jurisdictions, which cannot be benefited, that considers expected annual income, statutory tax rates, and available tax planning opportunities across the jurisdictions where it operates. Current income taxes are recorded based on statutory obligations for the current period for certain C-Corp taxable entities within the Company. Accordingly, income tax provisions for these jurisdictions were recorded for the three and nine months ended September 30, 2026.

Tax Receivable Agreement

CWH is party to a tax receivable agreement (the “Tax Receivable Agreement”) that provides for the payment by CWH to the Continuing Equity Owners and Crestview Partners II GP, L.P. of 85% of the amount of tax benefits, if any, CWH actually realizes, or in some circumstances is deemed to realize, as a result of (i) increases in the tax basis from the purchase of common units from Crestview Partners II GP, L.P. in exchange for Class A common stock in connection with the consummation of the IPO and the related transactions and any future redemptions that are funded by CWH and any further redemptions of common units by Continuing Equity Owners and (ii) certain other tax benefits attributable to payments made under the Tax Receivable Agreement. The above payments are predicated on CWGS, LLC making an election under Section 754 of the Internal Revenue Code effective for each tax year in which a redemption of common units for cash or stock occurs. These tax benefit payments are not conditioned upon one or more of the Continuing Equity Owners or Crestview Partners II GP, L.P. maintaining a continued ownership interest in CWGS, LLC. In general, the Continuing Equity Owners’ and Crestview Partners II GP, L.P.’s rights under the Tax Receivable Agreement are assignable, including to transferees of their common units in CWGS, LLC (other than CWH as transferee pursuant to a redemption of common units in CWGS, LLC). CWH has determined it is more likely than not it will not benefit from the entirety of the remaining 15% of the tax benefits, and has remeasured the liability under the Tax Receivable Agreement. During the nine months ended September 30, 2025, the Company recorded a $149.2 million gain on the reduction in the associated liability, as described above. During the nine months ended September 30, 2026, CWH paid $1.4 million under the Tax Receivable Agreement liability.

If utilization of the deferred tax assets subject to the Tax Receivable Agreement becomes more likely than not in the future, CWH expects to record additional liability related to the Tax Receivable Agreement which will be recognized as an expense and recorded to Tax Receivable Agreement liability adjustment in the condensed consolidated statements of operations.

During the nine months ended September 30, 2026, the Company filed an entity classification election for CWFR Capital, LLC, which was treated as a liquidation event. As a result, the Company recognized a net income tax benefit of $0.6 million related to this entity classification election.

During the nine months ended September 30, 2026 and 2025, there were no redemptions of common units by Continuing Equity Owners.

15. Related Party Transactions

Transactions with Directors, Equity Holders and Executive Officers

During the nine months ended September 30, 2026, Mr. Lemonis, in his non-executive role of Co-Founder and Special Advisor under the Lemonis Second Employment Agreement, as amended, received (i) base salary of $1.1 million in cash, (ii) the 2026 Bonus settled with the issuance of 319,602 shares of Class A common stock, less 125,763 shares withheld to cover Mr. Lemonis’ associated tax withholding obligations, and (iii) the Lump-Sum Payment of $3.8 million in cash. See Note 11 — Commitments and Contingencies for further details on the Lemonis Second Employment Agreement.

16. Non-Controlling Interests

The following table summarizes the CWGS, LLC common unit ownership by CWH and the Continuing Equity Owners:

	As of September 30, 2026		As of December 31, 2025		As of September 30, 2025
	Common Units	Ownership %	Common Units	Ownership %	Common Units	Ownership %
CWH	63,889,833	61.6%	63,436,696	61.4%	62,818,624	61.2%
Continuing Equity Owners	39,895,393	38.4%	39,895,393	38.6%	39,895,393	38.8%
Total	103,785,226	100.0%	103,332,089	100.0%	102,714,017	100.0%

For the nine months ended September 30, 2026 and September 30, 2025, contributions from and distributions to holders of LLC common units represented tax refunds and tax payments, respectively, made on behalf of the Continuing Equity Owners.

The following table summarizes the effects of changes in ownership in CWGS, LLC on the Company’s equity:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Net loss attributable to Camping World Holdings, Inc.	$(197,019)	$(40,438)	$(186,561)	$(22,502)
Transfers to non-controlling interests:
Increase in additional paid-in capital as a result of the vesting of restricted stock units	200	973	710	1,645
Decrease in additional paid-in capital as a result of repurchases of Class A common stock for withholding taxes on vested RSUs	(271)	(1,764)	(903)	(2,939)
Increase in additional paid-in capital as a result of the stock award to employee	—	—	589	—
Decrease in additional paid-in capital as a result of repurchases of Class A common stock for withholding taxes on stock award to employee	—	—	(884)	—
Change from net loss attributable to Camping World Holdings, Inc. and transfers to non-controlling interests	$(197,090)	$(41,229)	$(187,049)	$(23,796)

17. Stock-Based Compensation Plans

The following table summarizes the stock-based compensation (“SBC”) that has been included in the following line items within the condensed consolidated statements of operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Stock-based compensation expense:
Costs applicable to revenue	$133	$118	$393	$343
Selling, general, and administrative	3,467	7,632	12,365	23,121
Total stock-based compensation expense	$3,600	$7,750	$12,758	$23,464

The following table summarizes stock option, restricted stock unit (“RSU”) and performance stock unit (“PSU”) activities for the nine months ended September 30, 2026:

	Stock	Restricted	Performance
(in thousands)	Options	Stock Units	Stock Units(1)
Outstanding at December 31, 2025	138	1,915	750
Granted	—	387	200
Vested	—	(365)	—
Forfeited	(13)	(125)	(50)
Outstanding at September 30, 2026	125	1,812	900
Exercisable at September 30, 2026	125	n/a	n/a

(1)	PSU quantities in this table are presented at target levels of performance prior to the final determination of goal achievement.

RSUs

During the nine months ended September 30, 2026, the Company granted a total of 244,585 RSUs to non-executive employees with an aggregate grant date fair value of $1.8 million and weighted-average grant date fair value of $7.49 per RSU, which will be recognized, net of forfeitures, over a vesting period of five years.

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

PSUs

In January 2025, pursuant to Mr. Lemonis’ previous employment agreement effective January 1, 2025 (the “Lemonis First Employment Agreement”), the Company granted Mr. Lemonis an award of PSUs under the 2016 Plan with respect to 750,000 PSUs if earned at “target” levels of performance, which will be eligible to vest based on the achievement of specified stock price hurdles over what was originally a three-year performance period ending on December 31, 2027. However, if the Lemonis Second Employment Agreement is not extended, pursuant to the PSU award agreement with Mr. Lemonis the end of the post-termination measurement period will be February 16, 2027 and any tranche that has not met its stock price target will be forfeited. The PSUs are comprised of four tranches of 187,500 PSUs with hurdles ranging from $32.50 per share to $47.50 per share in $5.00 per share increments. The achievement of the stock price hurdles is based on the average 30 consecutive trading day closing stock price of the Company’s Class A common stock.

During the nine months ended September 30, 2026, the Company granted PSUs to employees, including Mr. Kirn and Ms. Christen, with respect to an aggregate target number of 200,000 PSUs. The PSUs will be eligible to be earned based on an Adjusted EBITDA performance target for fiscal year 2026. In the event that actual performance exceeds or falls below target performance, the percentage of the earned PSUs will be adjusted upward or downward, as applicable, by an amount equal to 200% of the percentage by which actual performance exceeds or falls short of target performance; provided that in no event shall the number of PSUs eligible to vest for any year be less than the minimum (50% of the target number of PSUs for 110,000 of the target PSUs and 75% of the target number of PSUs for the remaining 90,000 of the target PSUs) or greater than the maximum (150% of the target number of PSUs). The earned PSUs will vest on the date on which the Compensation Committee certifies the Adjusted EBITDA achievement, which certification shall occur within ten (10) business days following the filing of the Company’s Annual Report on Form 10-K for fiscal year 2026 (“2026 PSU Vest Date”), subject to the employee’s continued employment or service through such date. The weighted-average grant date fair value of $6.92 per PSU will be recognized, net of forfeitures, through the 2026 PSU Vest Date based on an estimate of the probable outcome of the performance target. The probable outcome of the performance target is updated each reporting period through the final performance target resolution on the 2026 PSU Vest Date. In September 2026, the 50,000 PSUs at target related to Ms. Christen were forfeited for no consideration under the Transition Agreement (see Note 11 – Commitments and Contingencies).

Liability-Classified Share-Based Awards

As discussed in Note 11 — Commitments and Contingencies and pursuant to the Lemonis Second Employment Agreement, Mr. Lemonis’ 2026 compensation included the 2026 Bonus of $2.3 million and the Lump-Sum Payment of $3.8 million, each of which could be settled in cash or shares of Class A common stock based on the closing stock price on the settlement date. Since the 2026 Bonus and the Lump-Sum Payment might be settled in cash or shares, were initially expected to be settled in shares, and a settlement in shares would result in a variable number of shares based on a fixed monetary amount, these payments were each recorded as liability-classified share-based awards (“Liability-Classified Awards”).

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

As further discussed in Note 11 — Commitments and Contingencies and pursuant to the May 18, 2026 amendment to the Lemonis Second Employment Agreement, the Company settled each of the 2026 Bonus and Lump-Sum Payment in May 2026. The 2026 Bonus was settled with the issuance of 319,602 shares of Class A common stock, less 125,763 shares withheld to cover Mr. Lemonis’ associated tax withholding obligations. The Lump-Sum Payment was settled with a cash payment of $3.8 million. For the nine months ended September 30, 2026, the amount recorded to components of stockholders’ equity related to SBC expense exceeded the SBC expense recorded in the condensed consolidated statements of operations by $2.3 million, reflecting the 2026 Bonus settled in shares of Class A common stock in May 2026 for which the SBC expense had been recognized during the three months ended December 31, 2025.

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

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted loss per share of Class A common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands except per share amounts)	2026	2025	2026	2025
Numerator:
Net (loss) income	$(320,087)	$(29,351)	$(303,035)	$3,490
Less: net (loss) income attributable to non-controlling interests	123,068	(11,087)	116,474	(25,992)
Net loss attributable to Camping World Holdings, Inc. — basic	$(197,019)	$(40,438)	$(186,561)	$(22,502)
Net loss attributable to Camping World Holdings, Inc. — diluted	$(197,019)	$(40,438)	$(186,561)	$(22,502)
Denominator:
Weighted-average shares of Class A common stock outstanding — basic	63,860	62,735	63,670	62,627
Weighted-average shares of Class A common stock outstanding — diluted	63,860	62,735	63,670	62,627

Loss per share of Class A common stock — basic	$(3.09)	$(0.64)	$(2.93)	$(0.36)
Loss per share of Class A common stock — diluted	$(3.09)	$(0.64)	$(2.93)	$(0.36)

Weighted-average anti-dilutive securities excluded from the computation of diluted loss per share of Class A common stock:
Stock options to purchase Class A common stock	127	144	132	150
Liability-classified awards	—	—	335	—
PSUs and RSUs	2,041	2,359	1,969	2,423
Common units of CWGS, LLC that are convertible into Class A common stock	39,895	39,895	39,895	39,895

Weighted-average contingently issuable shares excluded from the computation of diluted loss per share of Class A common stock since all necessary conditions had not been satisfied:
PSUs(1)	819	750	795	750

(1)	See Note 17 — Stock-Based Compensation Plans for further details of PSUs.

Shares of the Company’s Class B common stock and Class C common stock do not share in the earnings or losses of the Company and are therefore not participating securities. As such, separate basic and diluted loss per share of Class B common stock or Class C common stock under the two-class method has not been presented.

19. Segments Information

The Company has the following two reportable segments: (i) Good Sam Services and Plans, and (ii) RV and Outdoor Retail. The Company evaluates performance for all of its reportable segments based on Segment Adjusted EBITDA. The Company defines “Segment Adjusted EBITDA” as the reportable segments’ total revenue less segment expenses which are comprised of (i) adjusted costs applicable to revenue, (ii) intersegment costs applicable to revenues, (iii) adjusted SG&A expense, (iv) floor plan interest expense, and (v) other segment items. Segment expenses exclude depreciation and amortization and certain noncash and other items that the Chief Operating Decision Maker (“CODM”) does not consider in his evaluation of ongoing operating performance. These excluded items include (a) SBC and (b) loss and/or impairment on investments in equity securities. As of September 30, 2026, the Company’s CODM was Matthew D. Wagner, the Company’s Chief Executive Officer and President.

Reportable segment revenue; segment adjusted EBITDA; depreciation and amortization; other interest expense, net; total assets; and capital expenditures are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
	Good Sam	RV and	Good Sam	RV and	Good Sam	RV and	Good Sam	RV and
	Services	Outdoor	Services	Outdoor	Services	Outdoor	Services	Outdoor
($ in thousands)	and Plans	Retail	and Plans	Retail	and Plans	Retail	and Plans	Retail
Revenue:
Good Sam Services and Plans	$50,066	$—	$52,508	$—	$153,153	$—	$152,929	$—
New vehicles	—	638,903	—	766,779	—	2,095,644	—	2,303,317
Used vehicles	—	518,490	—	589,092	—	1,502,592	—	1,583,714
Products, service and other	—	208,993	—	208,634	—	584,976	—	596,516
Finance and insurance, net	—	147,479	—	178,297	—	495,256	—	528,162
Good Sam Club	—	18,979	—	10,808	—	39,933	—	30,952
Intersegment revenue(1)	31	1,160	164	3,501	1,050	4,080	1,060	10,161
Total revenue before intersegment eliminations	50,097	1,534,004	52,672	1,757,111	154,203	4,722,481	153,989	5,052,822

Segment expenses:
Adjusted costs applicable to revenue(2)	18,826	1,129,692	22,740	1,266,227	58,527	3,436,658	62,353	3,593,978
Intersegment costs applicable to revenue(3)	(226)	2,397	78	3,327	446	7,138	705	9,744
Adjusted selling, general, and administrative(4)	10,086	368,477	8,263	392,346	26,827	1,105,412	23,072	1,179,591
Floor plan interest expense	—	15,159	—	18,061	—	56,830	—	57,356
Other segment items(5)	—	97	—	(9)	—	(139)	—	(29)
Segment Adjusted EBITDA	$21,411	$18,182	$21,591	$77,159	$68,403	$116,582	$67,859	$212,182

(1)	Intersegment revenue consists of segment revenue that is eliminated in our condensed consolidated statements of operations.
(2)	Adjusted costs applicable to revenue exclude SBC expense and intersegment costs applicable to revenue.
(3)	Intersegment costs applicable to revenue consist of segment costs applicable to revenue that are eliminated in our condensed consolidated statements of operations.
(4)	Adjusted SG&A expenses exclude SBC expense and intersegment operating expenses.
(5)	Other segment items include (i) intersegment operating expenses, which are eliminated in our condensed consolidated statements of operations, and (ii) other expense, net excluding loss and/or impairment on investments in equity securities.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Revenue:
Good Sam Services and Plans Segment	$50,097	$52,672	$154,203	$153,989
RV and Outdoor Retail Segment	1,534,004	1,757,111	4,722,481	5,052,822
Total segment revenue	1,584,101	1,809,783	4,876,684	5,206,811
Intersegment eliminations	(1,191)	(3,665)	(5,130)	(11,221)
Total revenue	1,582,910	1,806,118	4,871,554	5,195,590
Segment Adjusted EBITDA:
Good Sam Services and Plans Segment	21,411	21,591	68,403	67,859
RV and Outdoor Retail Segment	18,182	77,159	116,582	212,182
Total Segment Adjusted EBITDA	39,593	98,750	184,985	280,041
Corporate SG&A excluding SBC(1)	(5,054)	(2,770)	(11,644)	(10,161)
Depreciation and amortization	(26,967)	(25,654)	(74,319)	(71,617)
Loss and expense on debt restructure	(839)	—	(839)	—
Goodwill impairment	(286,748)	—	(286,748)	—
Long-lived asset impairment	(6,668)	(617)	(19,767)	(1,237)
(Loss) gain on lease termination and/or remeasurement	(51)	(76)	(107)	31
Gain (loss) on sale or disposal of assets	25	(534)	1,912	104
Stock-based compensation(2)	(3,600)	(7,750)	(12,758)	(23,464)
Loss and impairment on investments in equity securities(3)	(2,458)	(1,163)	(2,620)	(3,920)
Other interest expense, net	(27,409)	(30,982)	(81,170)	(92,349)
Tax Receivable Agreement liability adjustment	—	149,172	—	149,172
Intersegment eliminations(4)	1,077	(268)	2,315	(801)
(Loss) income before income taxes	$(319,099)	$178,108	$(300,760)	$225,799

(1)	Corporate SG&A excluding SBC represents corporate SG&A expenses that are not allocated to the segments and are comprised primarily of the costs associated with being a public company. This amount excludes the SBC relating to the Board of Directors for their service as board members that is not allocated to the segments, since it is presented as part of the SBC reconciling line item in this table.
(2)	This SBC amount includes SBC allocated to the segments and SBC relating to the Board of Directors for their service as board members that is not allocated to the segments (See Note 17 — Stock-Based Compensation Plans).
(3)	Represents loss and/or impairment on investments in equity securities and interest income relating to any notes receivable with those investments. These amounts are included in other expense, net in the condensed consolidated statements of operations.

(4)	Represents the net impact of intersegment eliminations on income (loss) before income taxes.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Depreciation and amortization:
Good Sam Services and Plans	$1,822	$1,552	$4,992	$3,578
RV and Outdoor Retail	25,145	24,102	69,327	68,039
Total depreciation and amortization	$26,967	$25,654	$74,319	$71,617

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Other interest expense, net:
Good Sam Services and Plans	$(335)	$(15)	$(568)	$(88)
RV and Outdoor Retail	5,857	6,381	16,540	19,090
Subtotal	5,522	6,366	15,972	19,002
Corporate & other	21,887	24,616	65,198	73,347
Total other interest expense, net	$27,409	$30,982	$81,170	$92,349

	September 30,	December 31,	September 30,
($ in thousands)	2026	2025	2025
Assets:
Good Sam Services and Plans	$107,149	$127,282	$85,476
RV and Outdoor Retail	4,313,567	4,906,137	4,902,471
Subtotal	4,420,716	5,033,419	4,987,947
Corporate & other	7,943	10,915	11,020
Total assets	$4,428,659	$5,044,334	$4,998,967

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Capital expenditures:
Good Sam Services and Plans	$3,127	$2,581	$12,283	$7,699
RV and Outdoor Retail	23,378	82,309	79,819	199,273
Total capital expenditures	$26,505	$84,890	$92,102	$206,972

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes included in Part I, Item 1 of this Form 10-Q, as well as our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 27, 2026 (the “Annual Report”). This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various important factors, including those set forth under “Risk Factors” included in Part I, Item 1A of our Annual Report and Part II, Item 1A of this Form 10-Q, the “Cautionary Note Regarding Forward-Looking Statements” in this Form 10-Q and in other parts of this Form 10-Q. Except to the extent that differences among reportable segments are material to an understanding of our business taken as a whole, we present the discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations on a consolidated basis.

Overview

Camping World Holdings, Inc. (together with its subsidiaries) is America’s largest retailer of RVs and related products and services. Through our Camping World and Good Sam brands, our vision is to make it easy for everyone to enjoy RVing and empower our customers’ joy of travel. We strive to build long-term value for our customers, employees, and stockholders by combining a comprehensive offering of RV products and services with a national network of RV dealerships, service centers and customer support centers. We also believe that our Good Sam organization and family of highly specialized services and plans, including roadside assistance, protection plans and insurance, uniquely enable us to protect our customers on the road ahead. As of September 30, 2026, we operated a total of 197 locations, with all of them selling and/or servicing RVs. See Note 1 — Summary of Significant Accounting Policies to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

A summary of the changes in quantities and types of retail stores and changes in same stores from September 30, 2025 to September 30, 2026 is presented in the table below:

	RV	RV Service &		Same
	Dealerships	Retail Centers	Total	Store(1)
Number of store locations as of September 30, 2025	196	1	197	176
Opened	4	—	4	—
Re-opened	1	—	1	—
Temporarily closed	(1)	—	(1)	(1)
Closed	(4)	—	(4)	(3)
Achieved designation of same store (1)	—	—	—	11
Number of store locations as of September 30, 2026	196	1	197	183

(1)	Our same store revenue and units calculations for a given period include only those stores that were open both at the end of the corresponding period and at the beginning of the preceding fiscal year.

Industry Trends

According to the RV Industry Association’s (“RVIA”) survey of manufacturers, which almost entirely focuses on North America, the latest Fall 2026 edition of RV RoadSigns presented a 7.7% downward revision of its median forecast of 2026 wholesale shipments of new RVs from its previous Summer 2026 report. The 290,000 unit median of its revised forecast of 2026 wholesale shipments of new RVs was 15.3% lower than 2025 shipment levels. The Fall 2026 edition also presented a median forecast of 285,000 units for 2027 wholesale shipments of new RVs.

RV wholesale shipments for the first nine months of 2026 totaled 230,511 units, a decrease of 13.7% compared to the same period in the prior year per the September 2026 survey of manufacturers prepared by the RVIA. According to Statistical Surveys, Inc. (“SSI”) aggregation of North American RV retail transactions, new RV registrations in the U.S. declined by 15.9% to 198,736 registrations for the year-to-date period ended August 31, 2026 compared to the comparable period ended August 31, 2025. Used RV registrations increased 0.7% to 524,007 over the same period. Additionally, SSI reported a decrease of new RV registrations in the U.S. of 18.0% and 19.1% for July and August 2026, respectively, compared to the same periods of 2025.

The above decreases in projected RV wholesale shipments and new RV registrations have been largely impacted by economic conditions and the subsequent declines in consumer sentiment year to date, likely driven by geopolitical events in the Middle East, including the U.S. and Israeli military conflict with Iran (described below); high fuel prices; and the persistence of a high-interest-rate environment, including the U.S. Federal Reserve’s increase in its target federal funds rate in September 2026. For instance, the University of Michigan’s surveys of consumers reported decreases in the index of consumer sentiment of 9.1% and 12.7% as of September 2026 compared to December 2025 and September 2025, respectively.

The U.S. and Israeli military conflict with Iran, which began on February 28, 2026, has resulted in an increase in the price of gasoline, with the U.S. average retail price of gasoline approximately 31% higher in the third quarter of 2026 than in the third quarter of 2025 according to the U.S. Energy Information Administration, which has negatively impacted demand for new RVs as discussed above. Additionally, the U.S. average retail price of diesel fuel was approximately 48% higher in the third quarter of 2026 than in the third quarter of 2025, and reached a record high of $6.53 per gallon in September 2026, according to the U.S. Energy Information Administration. If high fuel prices continue for an extended period, it could apply downward pressure on average selling prices of RVs from additional reductions in consumer discretionary spending and/or further negatively impact consumer demand for RVs. Additionally, as a result of the conflict, the related increase in energy costs and other disruptions to the global supply chain could continue to increase inflation, which may result in further increases in interest rates, following the U.S. Federal Reserve’s increase in interest rates in September 2026, as the U.S. Federal Reserve attempts to counteract inflationary pressures. A higher cost of consumer credit could negatively impact demand for RVs and average selling price as interest expense becomes a higher proportion of the customer’s monthly payment.

We are closely monitoring U.S. trade policy developments with countries from which we source product and equipment, such as China, Mexico, and Canada. There is uncertainty as to the extent and duration of additional tariffs that have been or may be imposed on imports from these countries, including additional tariffs on steel and aluminum, which are core materials for RVs, enacted in April 2026 and subsequently modified in June 2026. We benefit from the U.S. assembly of new vehicles, which are not subject to tariffs on the assembled product unlike other similar industries that may have their products assembled in China, Mexico, or Canada. However, many of our U.S.-based suppliers source some of their components from these countries, which has resulted, and may continue to result, in higher procurement costs. For the year ended December 31, 2025, our costs applicable to revenue included directly sourced inventory from China, Mexico, and Canada of approximately $37.6 million, $10.5 million and $2.3 million, respectively. In February 2026, the U.S. Supreme Court ruled that tariffs imposed under the International Emergency Economic Powers Act were not authorized. As of September 30, 2026, refunds received for tariffs that were previously imposed under the International Emergency Economic Powers Act have been less than $2.0 million and further refunds are not expected to be material.

Financial Institutions

We maintain the majority of our cash and cash equivalents in accounts with major U.S. and multi-national financial institutions, and our deposits at certain of these institutions exceed insured limits. Market conditions can impact the viability of these institutions. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we will be able to access uninsured funds in a timely manner or at all.

Results of Operations

Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025

Unless otherwise indicated, all financial comparisons in this section of Results of Operations compare our financial results for the three months ended September 30, 2026 to our financial results from the three months ended September 30, 2025. The following table sets forth information comparing the components of net loss for the three months ended September 30, 2026 and 2025:

	Three Months Ended
	September 30, 2026		September 30, 2025
		Percent of		Percent of	Favorable/ (Unfavorable)
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%
Revenue:
Good Sam Services and Plans	$50,066	3.2%	$52,508	2.9%	$(2,442)	(4.7%)
RV and Outdoor Retail
New vehicles	638,903	40.4%	766,779	42.5%	(127,876)	(16.7%)
Used vehicles	518,490	32.8%	589,092	32.6%	(70,602)	(12.0%)
Products, service and other	208,993	13.2%	208,634	11.6%	359	0.2%
Finance and insurance, net	147,479	9.3%	178,297	9.9%	(30,818)	(17.3%)
Good Sam Club	18,979	1.2%	10,808	0.6%	8,171	75.6%
Subtotal	1,532,844	96.8%	1,753,610	97.1%	(220,766)	(12.6%)
Total revenue	1,582,910	100.0%	1,806,118	100.0%	(223,208)	(12.4%)

Gross profit (exclusive of depreciation and amortization shown separately below):
Good Sam Services and Plans	31,192	2.0%	29,736	1.6%	1,456	4.9%
RV and Outdoor Retail
New vehicles	65,011	4.1%	97,364	5.4%	(32,353)	(33.2%)
Used vehicles	93,100	5.9%	107,875	6.0%	(14,775)	(13.7%)
Products, service and other	79,947	5.1%	94,207	5.2%	(14,260)	(15.1%)
Finance and insurance, net	147,479	9.3%	178,297	9.9%	(30,818)	(17.3%)
Good Sam Club	17,530	1.1%	9,554	0.5%	7,976	83.5%
Subtotal	403,067	25.5%	487,297	27.0%	(84,230)	(17.3%)
Total gross profit	434,259	27.4%	517,033	28.6%	(82,774)	(16.0%)

Operating expenses:
Selling, general, and administrative	387,084	24.5%	411,011	22.8%	23,927	5.8%
Debt restructure expense	510	0.0%	—	—	(510)	n/m
Depreciation and amortization	26,967	1.7%	25,654	1.4%	(1,313)	(5.1%)
Goodwill impairment	286,748	18.1%	—	—	(286,748)	n/m
Long-lived asset impairment	6,668	0.4%	617	0.0%	(6,051)	n/m
Loss (gain) on lease termination and/or remeasurement	51	0.0%	76	0.0%	25	32.9%
(Gain) loss on sale or disposal of assets	(25)	(0.0%)	534	0.0%	559	104.7%
Total operating expenses	708,003	44.7%	437,892	24.2%	(270,111)	(61.7%)
(Loss) income from operations	(273,744)	(17.3%)	79,141	4.4%	(352,885)	n/m
Other (expense) income:
Floor plan interest expense	(15,159)	(1.0%)	(18,061)	(1.0%)	2,902	16.1%
Other interest expense, net	(27,409)	(1.7%)	(30,982)	(1.7%)	3,573	11.5%
Loss on debt restructure	(329)	(0.0%)	—	—	(329)	n/m
Tax Receivable Agreement liability adjustment	—	—	149,172	8.3%	(149,172)	(100.0%)
Other expense, net	(2,458)	(0.2%)	(1,162)	(0.1%)	(1,296)	(111.5%)
Total other (expense) income	(45,355)	(2.9%)	98,967	5.5%	(144,322)	n/m
(Loss) income before income taxes	(319,099)	(20.2%)	178,108	9.9%	(497,207)	n/m
Income tax expense	(988)	(0.1%)	(207,459)	(11.5%)	206,471	99.5%
Net loss	(320,087)	(20.2%)	(29,351)	(1.6%)	(290,736)	n/m
Less: net loss attributable to non-controlling interests	123,068	7.8%	(11,087)	(0.6%)	134,155	n/m
Net loss attributable to Camping World Holdings, Inc.	$(197,019)	(12.4%)	$(40,438)	(2.2%)	$(156,581)	(387.2%)

n/m- not meaningful

Supplemental Data

	Three Months Ended September 30,		Increase		Percent
	2026	2025	(decrease)		Change
Unit sales
New vehicles	15,126	20,286	(5,160)		(25.4%)
Used vehicles	17,176	18,694	(1,518)		(8.1%)
Total	32,302	38,980	(6,678)		(17.1%)

Average selling price
New vehicles	$42,239	$37,798	$4,441		11.7%
Used vehicles	30,187	31,512	(1,325)		(4.2%)

Same store unit sales(1)
New vehicles	14,009	19,040	(5,031)		(26.4%)
Used vehicles	16,251	17,779	(1,528)		(8.6%)
Total	30,260	36,819	(6,559)		(17.8%)

Same store revenue(1) ($ in 000s)
New vehicles	$589,073	$716,904	$(127,831)		(17.8%)
Used vehicles	491,134	557,487	(66,353)		(11.9%)
Products, service and other	171,472	166,883	4,589		2.7%
Finance and insurance, net	138,442	169,500	(31,058)		(18.3%)
Total	$1,390,121	$1,610,774	$(220,653)		(13.7%)

Average gross profit per unit
New vehicles	$4,298	$4,800	$(502)		(10.5%)
Used vehicles	5,420	5,771	(351)		(6.1%)
Finance and insurance, net per vehicle unit	4,566	4,574	(8)		(0.2%)
Total vehicle front-end yield(2)	9,460	9,839	(379)		(3.9%)

Gross margin
Good Sam Services and Plans	62.3%	56.6%	567	bps
New vehicles	10.2%	12.7%	(252)	bps
Used vehicles	18.0%	18.3%	(36)	bps
Products, service and other	38.3%	45.2%	(690)	bps
Finance and insurance, net	100.0%	100.0%	unch
Good Sam Club	92.4%	88.4%	397	bps
Subtotal RV and Outdoor Retail	26.3%	27.8%	(149)	bps
Total gross margin	27.4%	28.6%	(119)	bps

Retail locations
RV dealerships	196	196	—		0.0%
RV service & retail centers	1	1	—		0.0%
Total	197	197	—		0.0%

RV and Outdoor Retail inventories ($ in 000s)
New vehicles	$1,171,969	$1,258,539	$(86,570)		(6.9%)
Used vehicles	447,734	595,055	(147,321)		(24.8%)
Products, parts, accessories and misc.	148,886	172,520	(23,634)		(13.7%)
Total RV and Outdoor Retail inventories	$1,768,589	$2,026,114	$(257,525)		(12.7%)

Vehicle inventory per location ($ in 000s)
New vehicle inventory per dealer location	$5,979	$6,421	$(442)		(6.9%)
Used vehicle inventory per dealer location	2,284	3,036	(752)		(24.8%)

Vehicle inventory turnover(3)
New vehicle inventory turnover	1.7	1.8	(0.1)		(7.4%)
Used vehicle inventory turnover	3.3	3.2	0.1		4.5%

Other data
Active Customers(4)	4,039,493	4,229,138	(189,645)		(4.5%)
Good Sam Club members (5)	1,369,725	1,608,107	(238,382)		(14.8%)
Service bays (6)	2,812	2,811	1		0.0%
Finance and insurance gross profit as a % of total vehicle revenue	12.7%	13.1%	(41)	bps	n/a
Same store locations	183	n/a	n/a		n/a

unch – unchanged

bps – basis points

n/a – not applicable

(1)	Our same store revenue and units calculations for a given period include only those stores that were open both at the end of the corresponding period and at the beginning of the preceding fiscal year.
(2)	Front-end yield is calculated as gross profit from new vehicles, used vehicles and finance and insurance (net), divided by combined new and used vehicle unit sales.
(3)	Inventory turnover is calculated as vehicle costs applicable to revenue over the last twelve months divided by the average quarterly ending vehicle inventory over the last twelve months.
(4)	An Active Customer is a customer who has transacted with us in any of the eight most recently completed fiscal quarters prior to the date of measurement.
(5)	Excludes Good Sam Club members under the free basic plan, which was introduced in November 2023 and provides for limited participation in the loyalty point program without access to the remaining member benefits. This figure represents only Good Sam Club memberships and is not representative of any policies recognized in Good Sam Services and Plans revenue.
(6)	A service bay is a fully constructed bay dedicated to service, installation, and/or collision offerings.

Revenue and Gross Profit

Good Sam Services and Plans

Good Sam Services and Plans revenue decreased primarily due to reductions from the Good Sam TravelAssist programs, Good Sam Insurance Agency and the roadside assistance programs, which have been negatively impacted by the decline in overall demand for new vehicles. See “Industry Trends” above for a discussion of the impact of economic conditions and consumer sentiment on the demand for new vehicles.

Good Sam Services and Plans gross profit and gross margin increased primarily due to reduced costs for roadside assistance programs.

RV and Outdoor Retail

New vehicles

New vehicles revenue decreased primarily due to a 25.4% decrease in new vehicles unit sales, partially offset by an 11.7% increase in the average selling price per new vehicle (discussed below). On a same store basis, new vehicles revenue decreased 17.8% to $589.1 million resulting from a 26.4% decrease in new vehicles units sold, partially offset by an 11.7% increase in the average selling price per vehicle sold.

New vehicles gross profit decreased primarily due to a 25.4% decrease in new vehicles unit sales and a 252 basis point decrease in new vehicles gross margin. The new vehicles gross margin decrease was primarily driven by a 15.0% increase in the average cost per new vehicle sold, partially offset by an 11.7% increase in the average selling price per new vehicle sold. The increases in average selling price and average cost of new vehicles were largely driven by a mix shift toward higher cost fifth wheels and Class C units and away from lower cost travel trailers. See “Industry Trends” above for a discussion of the impact of economic conditions and consumer sentiment on the demand for new vehicles.

Used vehicles

Used vehicles revenue decreased primarily due to an 8.1% decrease in used vehicles unit sales and a 4.2% decrease in the average selling price per used vehicle sold, particularly on the higher-priced motorized units and a small shift away from motorized units toward lower-priced towables. On a same store basis, used vehicles revenue decreased 11.9% to $491.1 million resulting from a decrease in used vehicles unit sales of 8.6% and a 3.6% decrease in average selling price per used vehicle sold.

Used vehicles gross profit and gross margin decreased primarily due to a 4.2% decrease in the average selling price per used vehicle sold, partially offset by a 3.8% decrease in the average cost per used vehicle sold. The decrease in used vehicles gross profit also reflected the 8.1% decrease in used vehicles unit sales.

Products, service and other

Products, service and other revenue increased slightly, or 0.2%. On a same store basis, products, service and other revenue increased 2.7% to $171.5 million.

Products, service and other gross profit and gross margin decreased primarily due to a 12.8% increase in products, service and other costs applicable to revenue driven by higher service volume that was billed at lower labor rates for basic installation and maintenance services.

Finance and insurance, net

Finance and insurance revenue and gross profit are recorded net, since the Company is acting as an agent in the transaction, and commission is recognized when a finance and insurance product contract payment has been received or financing has been arranged. The finance and insurance, net revenue decrease was driven by a 17.1% decrease in total vehicle unit sales, which resulted in fewer contracts sold, and an additional $9.0 million increase in the unfavorable adjustment to variable consideration for chargebacks based on updates to the actuarial analysis of our chargeback liabilities. Finance and insurance, net revenue as a percentage of new and used vehicle revenue was 12.7%, a 41 basis point decrease from the prior year. On a same store basis, finance and insurance, net revenue decreased 18.3%.

Good Sam Club

Good Sam Club revenue and gross profit increased mainly due to increased co-branded credit card revenue from a revised partner agreement that resulted in the recognition of a nonrecurring $5.3 million milestone payment for completing certain growth initiatives during the three months ended September 30, 2026, and the addition of recurring profit sharing, which was $2.3 million for the three months ended September 30, 2026. In addition, memberships provided with vehicle sales are shifting from three-year, lower-tier memberships to one-year, elite-tier memberships, which aligns with the current marketing strategy and increased annual pricing due to enhanced benefits, including loyalty points and access to unique campground stays. These gains were partially offset by a 14.8% decline in paid members (excluding free basic plan members), as higher prices contributed to lower renewal rates.

Operating Expenses and Other

Selling, general, and administrative expenses

Selling, general, and administrative expenses decreased primarily due to a $25.5 million decrease in employee cash compensation costs excluding commissions, resulting primarily from headcount reductions; a $4.2 million decrease in stock-based compensation expense (“SBC”); and a $2.3 million decrease in commission costs, partially offset by a $4.5 million increase in outside service provider fees related primarily to software, artificial intelligence (“AI”), and infrastructure maintenance expenses, and a $2.5 million increase in rent expense.

Goodwill impairment

As discussed in Note 7 ― Goodwill and Intangible Assets to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q, we recognized a goodwill impairment charge of $286.7 million relating to the RV and Outdoor Retail reporting unit for the three months ended September 30, 2026 as a result of an interim goodwill impairment test as of September 30, 2026. No goodwill impairment was recognized for the three months ended September 30, 2025.

Long-lived asset impairment

As discussed in Note 5 ― Long-Lived Asset Impairment to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q, we recognized $6.7 million and $0.6 million of long-lived asset impairment charges for the three months ended September 30, 2026 and September 30, 2025, respectively, relating to decreases in market rental rates or market value of real property for closed locations, or based on the Company’s review of location performance in the normal course of business.

Floor plan interest expense

The decrease in floor plan interest expense was primarily due to a 55 basis point decrease in the average floor plan borrowing rate and an 8.3% decrease in the average floor plan balance. The average interest rate for the Floor Plan Facility for the three months ended September 30, 2026 and September 30, 2025 was 5.93% and 6.48%, respectively.

Other interest expense, net

Other interest expense, net decreased primarily due to reduced interest rates and reduced borrowings on our Term Loan Facility and our Real Estate Facilities. The average interest rate for the Term Loan Facility for the three months ended September 30, 2026 and September 30, 2025 was 6.32% and 6.99%, respectively. The average interest rate on the M&T Real Estate Facility (as defined in Note 8 ― Long-Term Debt to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q) for the three months ended September 30, 2026 and September 30, 2025 was 5.53% and 6.65%, respectively.

Loss and expense on debt restructure

As discussed in Note 8 – Long-Term Debt to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q, we recognized $0.5 million of debt restructure expense for third-party refinancing costs and a $0.3 million loss on debt restructure for a portion of the unamortized finance costs resulting from exiting lenders within the refinancing of the M&T Real Estate Facility in August 2026.

Tax Receivable Agreement liability adjustment

We recorded no Tax Receivable Agreement liability adjustment for the three months ended September 30, 2026, compared to a $149.2 million gain for the three months ended September 30, 2025, reflecting the change in the determination of the realizability of future cash tax benefits underlying the estimate of future payments under the Tax Receivable Agreement during the three months ended September 30, 2025, which resulted in a remaining total Tax Receivable Agreement liability of $1.2 million as of September 30, 2025. See Note 14 ― Income Taxes to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further details.

Income tax expense

The decrease in income tax expense was primarily due to $175.4 million of income tax expense for establishing a full valuation allowance against the net deferred tax assets of the public holding company, CWH, during the three months ended September 30, 2025, and $37.3 million of income tax expense for the remeasurement of deferred tax assets associated with the reduction of the Tax Receivable Agreement liability, as discussed above. See Note 14 ― Income Taxes to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further details. Income tax expense for the three months ended September 30, 2026 reflects income tax provisions for certain C-Corp subsidiaries, while no income tax benefit was recognized on the losses of CWH due to its full valuation allowance.

Segment Results

The following table sets forth information comparing select components of Segment Adjusted EBITDA for each of our segments for the periods presented:

	Three Months Ended September 30,
	2026		2025		Favorable /
		Percent of		Percent of	(Unfavorable)
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%
Good Sam Services and Plans:
Revenue:
External revenue	$50,066	99.9%	$52,508	99.7%	$(2,442)	(4.7%)
Intersegment revenue(1)	31	0.1%	164	0.3%	(133)	(81.1%)
Total revenue before intersegment eliminations	50,097	100.0%	52,672	100.0%	(2,575)	(4.9%)

Segment expenses:
Adjusted costs applicable to revenue(2)	18,826	37.6%	22,740	43.2%	3,914	17.2%
Intersegment costs applicable to revenue(3)	(226)	(0.5%)	78	0.1%	304	n/m
Adjusted selling, general, and administrative(4)	10,086	20.1%	8,263	15.7%	(1,823)	(22.1%)
Segment Adjusted EBITDA	$21,411	42.7%	$21,591	41.0%	$(180)	(0.8%)

RV and Outdoor Retail:
Revenue:
External revenue	$1,532,844	99.9%	$1,753,610	99.8%	$(220,766)	(12.6%)
Intersegment revenue(1)	1,160	0.1%	3,501	0.2%	(2,341)	(66.9%)
Total revenue before intersegment eliminations	1,534,004	100.0%	1,757,111	100.0%	(223,107)	(12.7%)

Segment expenses:
Adjusted costs applicable to revenue(2)	1,129,692	73.6%	1,266,227	72.1%	136,535	10.8%
Intersegment costs applicable to revenue(3)	2,397	0.2%	3,327	0.2%	930	28.0%
Adjusted selling, general, and administrative(4)	368,477	24.0%	392,346	22.3%	23,869	6.1%
Floor plan interest expense	15,159	1.0%	18,061	1.0%	2,902	16.1%
Other segment items(5)	97	0.0%	(9)	(0.0%)	(106)	n/m
Segment Adjusted EBITDA	$18,182	1.2%	$77,159	4.4%	$(58,977)	(76.4%)

(1)	Intersegment revenue consists of segment revenue that is eliminated in our condensed consolidated statements of operations.
(2)	Adjusted costs applicable to revenue exclude SBC expense and intersegment costs applicable to revenue.
(3)	Intersegment costs applicable to revenue consist of segment costs applicable to revenue that are eliminated in our condensed consolidated statements of operations.
(4)	Adjusted selling, general, and administrative expenses exclude SBC expense and intersegment operating expenses.
(5)	Other segment items include (i) intersegment operating expenses, which are eliminated in our condensed consolidated statements of operations, and (ii) other expense, net excluding loss and/or impairment on investments in equity securities.

Good Sam Services and Plans Segment

See the “Revenue and Gross Profit” section above for a discussion of impacts to revenue for Good Sam Services and Plans. Adjusted costs applicable to segment revenues reflected reduced claims costs for the roadside assistance programs. The adjusted selling, general, and administrative expenses increased primarily from increased marketing consulting expenses. The Good Sam Services and Plans Segment Adjusted EBITDA decrease was driven primarily by reduced revenue discussed above and additional adjusted selling, general and administrative expenses, partially offset by a decrease in adjusted costs applicable to revenue. Intersegment revenue and intersegment costs applicable to revenue did not have a significant impact on the decrease in Segment Adjusted EBITDA.

RV and Outdoor Retail Segment

See the “Revenue and Gross Profit” section above for a discussion of impacts to revenue for RV and Outdoor Retail and “Floor plan interest expense” section above for a discussion of the decrease in floor plan interest expense. Adjusted costs applicable to segment revenue decreased primarily due to the 17.1% lower total unit sales, as discussed above, partially offset by a 4.8% higher cost per vehicle unit sold. Adjusted selling, general, and administrative expense decreased primarily due to $26.2 million of reduced employee cash compensation expense excluding commissions and $2.3 million of reduced commissions, partially offset by $2.4 million of increased rent expense and $1.9 million of increased advertising expenses. The RV and Outdoor Retail Segment Adjusted EBITDA decreased primarily from the decrease in revenue discussed above, partially offset by reduced adjusted costs applicable to segment revenue, reduced adjusted selling, general, and administrative expense and reduced floor plan interest expense. Intersegment revenue and intersegment costs applicable to revenue did not have a significant impact on the decrease in Segment Adjusted EBITDA.

Results of Operations

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

Unless otherwise indicated, all financial comparisons in this section of Results of Operations compare our financial results for the nine months ended September 30, 2026 to our financial results from the nine months ended September 30, 2025. The following table sets forth information comparing the components of net (loss) income for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended
	September 30, 2026		September 30, 2025
		Percent of		Percent of	Favorable/ (Unfavorable)
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%
Revenue:
Good Sam Services and Plans	$153,153	3.1%	$152,929	2.9%	$224	0.1%
RV and Outdoor Retail:
New vehicles	2,095,644	43.0%	2,303,317	44.3%	(207,673)	(9.0%)
Used vehicles	1,502,592	30.8%	1,583,714	30.5%	(81,122)	(5.1%)
Products, service and other	584,976	12.0%	596,516	11.5%	(11,540)	(1.9%)
Finance and insurance, net	495,256	10.2%	528,162	10.2%	(32,906)	(6.2%)
Good Sam Club	39,933	0.8%	30,952	0.6%	8,981	29.0%
Subtotal	4,718,401	96.9%	5,042,661	97.1%	(324,260)	(6.4%)
Total revenue	4,871,554	100.0%	5,195,590	100.0%	(324,036)	(6.2%)

Gross profit (exclusive of depreciation and amortization shown separately below):
Good Sam Services and Plans	94,484	1.9%	90,489	1.7%	3,995	4.4%
RV and Outdoor Retail:
New vehicles	231,853	4.8%	308,670	5.9%	(76,817)	(24.9%)
Used vehicles	260,023	5.3%	303,297	5.8%	(43,274)	(14.3%)
Products, service and other	258,450	5.3%	280,938	5.4%	(22,488)	(8.0%)
Finance and insurance, net	495,256	10.2%	528,162	10.2%	(32,906)	(6.2%)
Good Sam Club	35,910	0.7%	27,360	0.5%	8,550	31.3%
Subtotal	1,281,492	26.3%	1,448,427	27.9%	(166,935)	(11.5%)
Total gross profit	1,375,976	28.2%	1,538,916	29.6%	(162,940)	(10.6%)

Operating expenses:
Selling, general and administrative expenses	1,156,248	23.7%	1,235,945	23.8%	79,697	6.4%
Debt restructure expense	510	0.0%	—	—	(510)	n/m
Depreciation and amortization	74,319	1.5%	71,617	1.4%	(2,702)	(3.8%)
Goodwill impairment	286,748	5.9%	—	—	(286,748)	n/m
Long-lived asset impairment	19,767	0.4%	1,237	0.0%	(18,530)	n/m
Loss (gain) on lease termination and/or remeasurement	107	0.0%	(31)	(0.0%)	(138)	n/m
Gain on sale or disposal of assets	(1,912)	(0.0%)	(104)	(0.0%)	1,808	n/m
Total operating expenses	1,535,787	31.5%	1,308,664	25.2%	(227,123)	(17.4%)
(Loss) income from operations	(159,811)	(3.3%)	230,252	4.4%	(390,063)	n/m
Other expense:
Floor plan interest expense	(56,830)	(1.2%)	(57,356)	(1.1%)	526	0.9%
Other interest expense, net	(81,170)	(1.7%)	(92,349)	(1.8%)	11,179	12.1%
Loss on debt restructure	(329)	(0.0%)	—	—	(329)	n/m
Tax Receivable Agreement liability adjustment	—	—	149,172	2.9%	(149,172)	(100.0%)
Other expense, net	(2,620)	(0.1%)	(3,920)	(0.1%)	1,300	33.2%
Total other expense	(140,949)	(2.9%)	(4,453)	(0.1%)	(136,496)	n/m
(Loss) income before income taxes	(300,760)	(6.2%)	225,799	4.3%	(526,559)	n/m
Income tax expense	(2,275)	(0.0%)	(222,309)	(4.3%)	220,034	99.0%
Net (loss) income	(303,035)	(6.2%)	3,490	0.1%	(306,525)	n/m
Less: net (loss) income attributable to non-controlling interests	116,474	2.4%	(25,992)	(0.5%)	142,466	n/m
Net loss attributable to Camping World Holdings, Inc.	$(186,561)	(3.8%)	$(22,502)	(0.4%)	$(164,059)	n/m

Supplemental Data

	Nine Months Ended September 30,		Increase		Percent
	2026	2025	(decrease)		Change
Unit sales
New vehicles	52,656	63,708	(11,052)		(17.3%)
Used vehicles	50,522	51,539	(1,017)		(2.0%)
Total	103,178	115,247	(12,069)		(10.5%)

Average selling price
New vehicles	$39,799	$36,154	$3,645		10.1%
Used vehicles	29,741	30,728	(987)		(3.2%)

Same store unit sales(1)
New vehicles	49,248	59,699	(10,451)		(17.5%)
Used vehicles	47,903	48,840	(937)		(1.9%)
Total	97,151	108,539	(11,388)		(10.5%)

Same store revenue(1) ($ in 000s)
New vehicles	$1,958,903	$2,148,063	$(189,160)		(8.8%)
Used vehicles	1,425,723	1,491,651	(65,928)		(4.4%)
Products, service and other	477,375	477,557	(182)		(0.0%)
Finance and insurance, net	469,562	500,683	(31,121)		(6.2%)
Total	$4,331,563	$4,617,954	$(286,391)		(6.2%)

Average gross profit per unit
New vehicles	$4,403	$4,845	$(442)		(9.1%)
Used vehicles	5,147	5,885	(738)		(12.5%)
Finance and insurance, net per vehicle unit	4,800	4,583	217		4.7%
Total vehicle front-end yield(2)	9,567	9,893	(326)		(3.3%)

Gross margin
Good Sam Services and Plans	61.7%	59.2%	252	bps
New vehicles	11.1%	13.4%	(234)	bps
Used vehicles	17.3%	19.2%	(185)	bps
Products, service and other	44.2%	47.1%	(292)	bps
Finance and insurance, net	100.0%	100.0%	unch
Good Sam Club	89.9%	88.4%	153	bps
Subtotal RV and Outdoor Retail	27.2%	28.7%	(156)	bps
Total gross margin	28.2%	29.6%	(138)	bps

Other data
Finance and insurance gross profit as a % of total vehicle revenue	13.8%	13.6%	18	bps	n/a
Same store locations	183	n/a	n/a		n/a

unch – unchanged

bps – basis points

n/a – not applicable

(1)	Our same store revenue and units calculations for a given period include only those stores that were open both at the end of the corresponding period and at the beginning of the preceding fiscal year.
(2)	Front-end yield is calculated as gross profit from new vehicles, used vehicles and finance and insurance (net), divided by combined new and used vehicle unit sales.

Revenue and Gross Profit

Good Sam Services and Plans

Good Sam Services and Plans revenue increased primarily from increased revenue for the Good Sam branded extended vehicle warranty program, partially offset by reduced revenue for the Good Sam TravelAssist products, which were negatively impacted by the decline in overall demand for new vehicles. See “Industry Trends” above for a discussion of the impact of economic conditions and consumer sentiment on the demand for new vehicles.

Good Sam Services and Plans gross profit and gross margin increased primarily due to reduced roadside assistance claims costs and increased revenue from the higher-margin Good Sam branded extended vehicle warranty programs, partially offset by a revenue reduction for the Good Sam TravelAssist programs.

RV and Outdoor Retail

New vehicles

New vehicles revenue decreased primarily due to a 17.3% decrease in new vehicles unit sales, partially offset by a 10.1% increase in the average price per new vehicle sold. On a same store basis, new vehicles revenue decreased 8.8% to $2.0 billion resulting from a 17.5% decrease in new vehicles units sold, partially offset by a 10.5% increase in the average selling price per vehicle sold.

New vehicles gross profit decreased primarily due to a 17.3% decrease in new vehicles unit sales and the 234 basis point decrease in new vehicles gross margin. The new vehicles gross margin decrease was primarily driven by a 13.1% increase in the average cost per new vehicle sold, partially offset by a 10.1% increase in the average selling price per new vehicle sold. The increases in average selling price and average cost of new vehicles were largely driven by a mix shift toward higher cost fifth wheels and Class C motorhomes, and away from lower cost travel trailers. See “Industry Trends” above for a discussion of the impact of economic conditions and consumer sentiment on the demand for new vehicles.

Used vehicles

Used vehicles revenue decreased primarily due to a 3.2% decrease in the average selling price per used vehicle sold, particularly on the higher-priced motorized units and a small shift away from motorized units toward lower-priced towables, and a 2.0% decrease in used vehicles unit sales. On a same store basis, used vehicles revenue decreased 4.4% to $1.4 billion resulting from a 1.9% decrease in used vehicles units sold and a 2.6% decrease in average selling price per used vehicle sold.

Used vehicles gross profit decreased primarily due to a 3.2% decrease in the average selling price per used vehicle sold and a 2.0% decrease in used vehicles unit sales, partially offset by a 1.0% decrease in the average cost per used vehicle sold. The used vehicles gross margin decrease was primarily driven by a 3.2% decrease in the average selling price per used vehicle sold.

Products, service and other

Products, service and other revenue decreased primarily due to lower service volume and an overall decline in vehicle unit sales. On a same store basis, products, service and other revenue of $477.4 million was unchanged versus prior year.

Products, service and other gross profit decreased primarily due to the lower revenue discussed above. Products, service and other gross margin decreased 292 basis points to 44.2%, driven by the lower mix of higher-margin service and collision revenue.

Finance and insurance, net

Finance and insurance revenue and gross profit are recorded net, since the Company is acting as an agent in the transaction, and commission is recognized when a finance and insurance product contract payment has been received or financing has been arranged. The finance and insurance, net revenue decrease was driven by fewer contracts sold on new vehicles, resulting from a 17.3% decrease in new vehicle unit sales, and an additional $9.0 million increase in the unfavorable adjustment to variable consideration for chargebacks based on updates to the actuarial analysis of our chargeback liabilities, partially offset by a 3.4% increase in total vehicle average selling price, as certain finance and insurance, net offerings correlate with the selling price of vehicles. Finance and insurance, net revenue as a percentage of new and used vehicle revenue was 13.8%, an 18 basis point increase from the prior year. On a same store basis, finance and insurance, net revenue decreased 6.2% to $469.6 million.

Good Sam Club

Good Sam Club revenue and gross profit increased mainly due to increased co-branded credit card revenue from a revised partner agreement that resulted in the recognition of a nonrecurring $5.3 million milestone payment for completing certain growth initiatives during the three months ended September 30, 2026, and the addition of recurring profit sharing in the third quarter of 2026, which was $2.3 million for the three months ended September 30, 2026. In addition, memberships provided with vehicle sales are shifting from three-year, lower-tier memberships to one-year, elite-tier memberships, which aligns with the current marketing strategy and increased annual pricing due to enhanced benefits, including loyalty points and access to unique campground stays. These gains were partially offset by a 14.8% decline in paid members (excluding free basic plan members), as higher prices contributed to lower renewal rates.

Operating Expenses and Other

Selling, general, and administrative expenses

Selling, general, and administrative expenses decreased primarily due to a $72.8 million decrease in employee cash compensation costs excluding commissions, resulting primarily from headcount reductions; a $12.2 million decrease in commission costs; a $10.8 million decrease in SBC; partially offset by a $12.7 million increase in outside service provider fees related primarily to software, AI, and infrastructure maintenance expenses, and a $5.7 million increase in rent expense.

Goodwill impairment

As discussed in Note 7 ― Goodwill and Intangible Assets to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q, we recognized a goodwill impairment charge of $286.7 million relating to the RV and Outdoor Retail reporting unit for the nine months ended September 30, 2026, as a result of an interim goodwill impairment test as of September 30, 2026. No goodwill impairment was recognized during the six months ended June 30, 2026 or the nine months ended September 30, 2025.

Long-lived asset impairment

As discussed in Note 5 – Long-Lived Asset Impairment to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q, we recognized $19.8 million and $1.2 million of long-

lived asset impairment charges for the nine months ended September 30, 2026 and September 30, 2025, respectively, relating to decreases in market rental rates or market value of real property for closed locations, or based on the Company’s review of location performance in the normal course of business.

Floor plan interest expense

The slight decrease in floor plan interest expense was primarily due to a 50 basis point decrease in the average floor plan borrowing rate partially offset by a 7.5% increase in the average floor plan balance. The average interest rate for the Floor Plan Facility for the nine months ended September 30, 2026 and September 30, 2025 was 5.93% and 6.43%, respectively.

Other interest expense, net

Other interest expense, net decreased primarily due to reduced interest rates and reduced borrowings on our Term Loan Facility and our Real Estate Facilities. The average interest rate for the Term Loan Facility for the nine months ended September 30, 2026 and September 30, 2025 was 6.32% and 6.95%, respectively. The average interest rate on the M&T Real Estate Facility (as defined in Note 8 – Long-Term Debt to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q) for the nine months ended September 30, 2026 and September 30, 2025 was 6.11% and 6.77%, respectively.

Loss and expense on debt restructure

As discussed in Note 8 – Long-Term Debt to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q, we recognized $0.5 million of debt restructure expense for third-party refinancing costs and a $0.3 million loss on debt restructure for a portion of the unamortized finance costs resulting from exiting lenders within the refinancing of the M&T Real Estate Facility in August 2026.

Tax Receivable Agreement liability adjustment

We recorded no Tax Receivable Agreement liability adjustment for the nine months ended September 30, 2026, compared to a $149.2 million gain for the nine months ended September 30, 2025, reflecting the change in the determination of the realizability of future cash tax benefits underlying the estimate of future payments under the Tax Receivable Agreement during the nine months ended September 30, 2025, which resulted in a remaining total Tax Receivable Agreement liability of $1.2 million as of September 30, 2025. See Note 14 ― Income Taxes to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further details.

Income tax expense

The decrease in income tax expense was primarily due to $175.4 million of income tax expense for establishing a full valuation allowance against the net deferred tax assets of the public holding company, CWH, during the nine months ended September 30, 2025, and $37.3 million of income tax expense for the remeasurement of deferred tax assets associated with the reduction of the Tax Receivable Agreement liability, as discussed above. See Note 14 ― Income Taxes to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further details. Income tax expense for the nine months ended September 30, 2026 reflects income tax provisions for certain C-Corp subsidiaries, while no income tax benefit was recognized on the losses of CWH due to its full valuation allowance.

Segment Results

The following table sets forth information comparing select components of Segment Adjusted EBITDA for each of our segments for the periods presented:

	Nine Months Ended September 30,
	2026		2025		Favorable/
		Percent of		Percent of	(Unfavorable)
($ in thousands)	Amount	Revenue	Amount	Revenue	$	%
Good Sam Services and Plans:
Revenue:
External revenue	$153,153	99.3%	$152,929	99.3%	$224	0.1%
Intersegment revenue(1)	1,050	0.7%	1,060	0.7%	(10)	(0.9%)
Total revenue before intersegment eliminations	154,203	100.0%	153,989	100.0%	214	0.1%

Segment expenses:
Adjusted costs applicable to revenue(2)	58,527	38.0%	62,353	40.5%	3,826	6.1%
Intersegment costs applicable to revenue(3)	446	0.3%	705	0.5%	259	36.7%
Adjusted selling, general and administrative(4)	26,827	17.4%	23,072	15.0%	(3,755)	(16.3%)
Segment Adjusted EBITDA	68,403	44.4%	67,859	44.1%	544	0.8%

RV and Outdoor Retail:
Revenue:
External revenue	$4,718,401	99.9%	$5,042,661	99.8%	$(324,260)	(6.4%)
Intersegment revenue(1)	4,080	0.1%	10,161	0.2%	(6,081)	(59.8%)
Total revenue before intersegment eliminations	4,722,481	100.0%	5,052,822	100.0%	(330,341)	(6.5%)

Segment expenses:
Adjusted costs applicable to revenue(2)	3,436,658	72.8%	3,593,978	71.1%	157,320	4.4%
Intersegment costs applicable to revenue(3)	7,138	0.2%	9,744	0.2%	2,606	26.7%
Adjusted selling, general and administrative(4)	1,105,412	23.4%	1,179,591	23.3%	74,179	6.3%
Floor plan interest expense	56,830	1.2%	57,356	1.1%	526	0.9%
Other segment items(5)	(139)	(0.0%)	(29)	(0.0%)	110	379.3%
Segment Adjusted EBITDA	$116,582	2.5%	$212,182	4.2%	$(95,600)	(45.1%)

(1)	Intersegment revenue consists of segment revenue that is eliminated in our condensed consolidated statements of operations.
(2)	Adjusted costs applicable to revenue exclude SBC expense and intersegment costs applicable to revenue.
(3)	Intersegment costs applicable to revenue consist of segment costs applicable to revenue that are eliminated in our condensed consolidated statements of operations.
(4)	Adjusted selling, general, and administrative expenses exclude SBC expense and intersegment operating expenses.
(5)	Other segment items include (i) intersegment operating expenses, which are eliminated in our condensed consolidated statements of operations, and (ii) other expense, net excluding loss and/or impairment on investments in equity securities.

Good Sam Services and Plans Segment

See the “Revenue and Gross Profit” section above for a discussion of impacts to revenue for Good Sam Services and Plans. Adjusted costs applicable to segment revenue reflected reduced claims costs for the roadside assistance programs. The adjusted selling, general, and administrative expenses increased primarily from increased marketing consulting fees. The Good Sam Services and Plans Segment Adjusted EBITDA increase was driven primarily by a decrease in adjusted costs applicable to revenue and slightly higher revenue, partially offset by additional adjusted selling, general, and administrative expenses. Intersegment revenue and intersegment costs applicable to revenue did not have a significant impact on the increase in Segment Adjusted EBITDA.

RV and Outdoor Retail Segment

See the “Revenue and Gross Profit” section above for a discussion of impacts to revenue for RV and Outdoor Retail and “Floor plan interest expense” section above for a discussion of the decrease in floor plan interest expense. Adjusted costs applicable to segment revenue decreased from the 10.5% lower total unit sales, partially offset by the higher average cost per total vehicle of 5.9% primarily from the same drivers of the decrease in revenue discussed above. Adjusted selling, general, and administrative expense decreased primarily due to $72.3 million of reduced employee cash compensation expense excluding commissions, a $12.2 million decrease in commission costs, and $2.8 million lower advertising fees, partially offset by a $5.8 million increase in rent expense and a $5.3 million increase in outside service provider fees related primarily to software, AI, and infrastructure maintenance expenses. The RV and Outdoor Retail Segment Adjusted EBITDA decreased from the decrease in revenue, partially offset by reduced adjusted costs applicable to segment revenue, reduced adjusted selling, general, and administrative expense and reduced floor plan interest expense. Intersegment revenue and intersegment costs applicable to revenue did not have a significant impact on the decrease in Segment Adjusted EBITDA.

Non-GAAP Financial Measures

To supplement our condensed consolidated financial statements, which are prepared and presented in accordance with accounting principles generally accepted in the United States (“GAAP”), we use the following non-GAAP financial measures: EBITDA; Adjusted EBITDA; Adjusted EBITDA Margin; Adjusted Net (Loss) Income Attributable to Camping World Holdings, Inc. – Basic; Adjusted Net (Loss) Income Attributable to Camping World Holdings, Inc. – Diluted; Adjusted (Loss) Earnings Per Share – Basic; Adjusted (Loss) Earnings Per Share – Diluted; and Selling, General, and Administrative Expense (“SG&A”) Excluding SBC (collectively the “Non-GAAP Financial Measures”). We believe that these Non-GAAP Financial Measures, when used in conjunction with GAAP financial measures, provide useful information about operating results, enhance the overall understanding of past financial performance and future prospects, and allow for greater transparency with respect to the key metrics we use in our financial and operational decision making. Certain of these Non-GAAP Financial Measures are also frequently used by analysts, investors and other interested parties to evaluate companies in the Company’s industry and are used by management to evaluate our operating performance, to evaluate the effectiveness of strategic initiatives, and for planning purposes. By providing these Non-GAAP Financial Measures, together with reconciliations, we believe we are enhancing investors’ understanding of our business and our results of operations, as well as assisting investors in evaluating how well we are executing our strategic initiatives. In addition, our Senior Secured Credit Facilities use Adjusted EBITDA, as calculated for our subsidiary CWGS Group, LLC, to measure our compliance with covenants such as the consolidated leverage ratio. The Non-GAAP Financial Measures have limitations as analytical tools, and the presentation of this financial information is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. They should not be construed as an inference that the Company’s future results will be unaffected by any items adjusted for in these Non-GAAP Financial Measures. In evaluating these Non-GAAP Financial Measures, it is reasonable to expect that certain of these items will occur in future periods. However, we believe these adjustments are appropriate because the amounts recognized can vary significantly from period to period, do not directly relate to the ongoing operations of our business and complicate comparisons of our internal operating results and operating results of other companies over time. Each of the normal recurring adjustments and other adjustments described in this section and in the reconciliation tables below help management with a measure of our core operating performance over time by removing items that are not related to day-to-day operations.

The Non-GAAP Financial Measures that we use are not necessarily comparable to similarly titled measures used by other companies due to different methods of calculation.

EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin

We define “EBITDA” as net income before other interest expense, net (excluding floor plan interest expense), provision for income tax expense and depreciation and amortization. We define “Adjusted EBITDA” as EBITDA further adjusted for the impact of certain noncash and other items that we do not consider in our evaluation of ongoing operating performance. These items include, among other things, loss and expense on debt restructure, goodwill impairment, long-lived asset impairment, gains and losses on lease termination and/or remeasurement, gains and losses on sale or disposal of assets, net, SBC, employment agreement modification expenses, Tax Receivable Agreement liability adjustment, losses and gains and impairment on investments in equity securities, and other unusual or one-time items. We define “Adjusted EBITDA Margin” as Adjusted EBITDA as a percentage of total revenue. We caution investors that amounts presented in accordance with our definitions of EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin may not be comparable to similar measures disclosed by our competitors, because not all companies and analysts calculate EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin in the same manner. We present EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin because we consider them to be important supplemental measures of our performance and believe they are frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. Management believes that investors’ understanding of our performance is enhanced by including these Non-GAAP Financial Measures as a reasonable basis for comparing our ongoing results of operations.

The following table reconciles Segment Adjusted EBITDA to consolidated Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Good Sam Services and Plans Segment Adjusted EBITDA	$21,411	$21,591	$68,403	$67,859
RV and Outdoor Retail Segment Adjusted EBITDA	18,182	77,159	116,582	212,182
Total Segment Adjusted EBITDA	39,593	98,750	184,985	280,041
Corporate and Other Adjusted EBITDA	(3,588)	(3,038)	(8,940)	(10,962)
Total Adjusted EBITDA	$36,005	$95,712	$176,045	$269,079

The following table reconciles EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin to the most directly comparable GAAP financial performance measures:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
EBITDA and Adjusted EBITDA:
Net (loss) income	$(320,087)	$(29,351)	$(303,035)	$3,490
Other interest expense, net	27,409	30,982	81,170	92,349
Depreciation and amortization	26,967	25,654	74,319	71,617
Income tax expense	988	207,459	2,275	222,309
Subtotal EBITDA	(264,723)	234,744	(145,271)	389,765
Loss and expense on debt restructure (a)	839	—	839	—
Goodwill impairment (b)	286,748	—	286,748	—
Long-lived asset impairment (c)	6,668	617	19,767	1,237
Loss (gain) on lease termination and/or remeasurement (d)	51	76	107	(31)
(Gain) loss on sale or disposal of assets, net (e)	(25)	534	(1,912)	(104)
SBC (f)	3,600	7,750	12,758	23,464
Employment agreement modification expense (g)	389	—	389	—
Tax Receivable Agreement liability adjustment (h)	—	(149,172)	—	(149,172)
Loss and/or impairment on investments in equity securities (i)	2,458	1,163	2,620	3,920
Adjusted EBITDA	$36,005	$95,712	$176,045	$269,079

	Three Months Ended September 30,		Nine Months Ended September 30,
(as percentage of total revenue)	2026	2025	2026	2025
Adjusted EBITDA margin:
Net (loss) income margin	(20.2%)	(1.6%)	(6.2%)	0.1%
Other interest expense, net	1.7%	1.7%	1.7%	1.8%
Depreciation and amortization	1.7%	1.4%	1.5%	1.4%
Income tax expense	0.1%	11.5%	0.0%	4.3%
Subtotal EBITDA margin	(16.7%)	13.0%	(3.0%)	7.5%
Loss and expense on debt restructure (a)	0.1%	—	0.0%	—
Goodwill impairment (b)	18.1%	—	5.9%	—
Long-lived asset impairment (c)	0.4%	0.0%	0.4%	0.0%
Loss (gain) on lease termination and/or remeasurement (d)	0.0%	0.0%	0.0%	(0.0%)
(Gain) loss on sale or disposal of assets, net (e)	(0.0%)	0.0%	(0.0%)	(0.0%)
SBC (f)	0.2%	0.4%	0.3%	0.5%
Employment agreement modification expense (g)	0.0%	—	0.0%	—
Tax Receivable Agreement liability adjustment (h)	—	(8.3%)	—	(2.9%)
Loss and/or impairment on investments in equity securities (i)	0.2%	0.1%	0.1%	0.1%
Adjusted EBITDA margin	2.3%	5.3%	3.6%	5.2%

(a)	Represents the debt restructure expenses for third-party refinancing costs and loss on debt restructure for the write-off of unamortized finance costs on the refinancing of the M&T Real Estate Facility in August 2026, which was accounted for as a modification. See Note 8 – Long-Term Debt to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional information.
(b)	Represents a goodwill impairment charge of $286.7 million related to the RV and Outdoor Retail reporting unit in the third quarter of 2026. See Note 7 – Goodwill and Intangible Assets to our condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for additional information.
(c)	Represents long-lived asset impairment charges related to the RV and Outdoor Retail segment. See Note 5 – Long-Lived Asset Impairment to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional information.
(d)	Represents the loss (gain) on the termination of operating leases and/or remeasurement resulting from lease termination fees and the derecognition of the operating lease assets and liabilities.
(e)	Represents an adjustment to eliminate the gains and losses on sale and disposal of various assets.
(f)	Represents SBC expense relating to employees, directors, and consultants of the Company.
(g)	Represents costs under the Transition Agreement with the Company’s former Chief Administrative and Legal Officer and Secretary. See Note 11 – Commitments and Contingencies to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional information.
(h)	Represents an adjustment to the Tax Receivable Agreement liability for the change in the determination of the realizability of future cash tax benefits underlying the estimate of future payments under the Tax Receivable Agreement. See Note 14 ― Income Taxes to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
(i)	Represents losses and/or impairment on investments in equity securities and interest income relating to any notes receivable with those investments.

Adjusted Net (Loss) Income Attributable to Camping World Holdings, Inc. and Adjusted (Loss) Earnings Per Share

We define “Adjusted Net (Loss) Income Attributable to Camping World Holdings, Inc. – Basic” as net loss attributable to Camping World Holdings, Inc. adjusted for the impact of certain noncash and other items that we do not consider in our evaluation of ongoing operating performance. These items include, among other things, loss and expense on debt restructure, goodwill impairment, long-lived asset impairment, (gain) loss on lease termination and/or remeasurement, (gain) loss on sale or disposal of assets, net, SBC, employment agreement modification expenses, Tax Receivable Agreement liability adjustment, loss and/or impairment on investments in equity securities, other unusual or one-time items, the income tax benefit (expense) effect of these adjustments, income tax expense impact from significant change in valuation allowance against deferred tax assets, and the effect of net loss attributable to non-controlling interests from these adjustments.

We define “Adjusted Net (Loss) Income Attributable to Camping World Holdings, Inc. – Diluted” as Adjusted Net (Loss) Income Attributable to Camping World Holdings, Inc. – Basic adjusted for the reallocation of net loss attributable to non-controlling interests from stock options, performance stock units (“PSU”), and restricted stock units (“RSU”), if dilutive, or the assumed redemption, if dilutive, of all outstanding common units in CWGS, LLC for shares of newly issued Class A common stock of Camping World Holdings, Inc.

We define “Adjusted (Loss) Earnings Per Share – Basic” as Adjusted Net (Loss) Income Attributable to Camping World Holdings, Inc. - Basic divided by the weighted-average shares of Class A common stock outstanding. We define “Adjusted (Loss) Earnings Per Share – Diluted” as Adjusted Net (Loss) Income Attributable to Camping World Holdings, Inc. – Diluted divided by the weighted-average shares of Class A common stock outstanding, assuming (i) the redemption of all outstanding common units in CWGS, LLC for newly issued shares of Class A common stock of Camping World Holdings, Inc., if dilutive, and (ii) the dilutive effect of stock options and restricted stock units, performance stock units and liability-classified awards, if any. We present Adjusted Net (Loss) Income Attributable to Camping World Holdings, Inc. – Basic, Adjusted Net (Loss) Income Attributable to Camping World Holdings, Inc. – Diluted, Adjusted (Loss) Earnings Per Share – Basic, and Adjusted (Loss) Earnings Per Share – Diluted because we consider them to be important supplemental measures of our performance and we believe that investors’ understanding of our performance is enhanced by including these Non-GAAP financial measures as a reasonable basis for comparing our ongoing results of operations.

The following table reconciles Adjusted Net (Loss) Income Attributable to Camping World Holdings, Inc. – Basic, Adjusted Net (Loss) Income Attributable to Camping World Holdings, Inc. – Diluted, Adjusted (Loss) Earnings Per Share – Basic, and Adjusted (Loss) Earnings Per Share – Diluted to the most directly comparable GAAP financial performance measure:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands except per share amounts)	2026	2025	2026	2025
Numerator:
Net loss attributable to Camping World Holdings, Inc.	$(197,019)	$(40,438)	$(186,561)	$(22,502)
Adjustments related to basic calculation:
Loss and expense on debt restructure (a):
Gross adjustment	839	—	839	—
Goodwill impairment (b):
Gross adjustment	286,748	—	286,748	—
Income tax expense for above adjustment (c)	(99)	—	(99)	—
Long-lived asset impairment (d):
Gross adjustment	6,668	617	19,767	1,237
Loss (gain) on lease termination and/or remeasurement (e):
Gross adjustment	51	76	107	(31)
(Gain) loss on sale or disposal of assets (f):
Gross adjustment	(25)	534	(1,912)	(104)
Income tax expense for above adjustment (c)	—	(14)	—	(10)
SBC (g):
Gross adjustment	3,600	7,750	12,758	23,464
Income tax expense for above adjustment (c)	(3)	(4)	(9)	(18)
Employment agreement modification expense (h):
Gross adjustment	389	—	389	—
Tax Receivable Agreement liability adjustment (i):
Gross adjustment	—	(149,172)	—	(149,172)
Income tax benefit for above adjustment (c)	—	37,293	—	37,293
Loss and/or impairment on investments in equity securities (j):
Gross adjustment	2,458	1,163	2,620	3,920
Income tax expense impact from significant change in valuation allowance against deferred tax assets (k)	—	175,387	—	175,387
Adjustment to net loss attributable to non-controlling interests resulting from the above adjustments (l)	(115,595)	(3,935)	(123,528)	(11,074)
Adjusted net (loss) income attributable to Camping World Holdings, Inc. – basic	(11,988)	29,257	11,119	58,390
Adjustments related to diluted calculation:
Reallocation of net loss attributable to non-controlling interests from the dilutive effect of stock options, PSUs, and RSUs (m)	—	—	51	47
Reallocation of net loss attributable to non-controlling interests from the dilutive redemption of common units in CWGS, LLC (m)	—	15,022	—	—
Adjusted net (loss) income attributable to Camping World Holdings, Inc. – diluted	$(11,988)	$44,279	$11,170	$58,437
Denominator:
Weighted-average Class A common shares outstanding – basic	63,860	62,735	63,670	62,627
Adjustments related to diluted calculation:
Dilutive redemption of common units in CWGS, LLC for shares of Class A common stock (n)	—	39,895	—	—
Dilutive liability-classified awards (n)	—	—	335	—
Dilutive PSUs and RSUs (n)	—	195	88	195
Adjusted weighted average Class A common shares outstanding – diluted	63,860	102,825	64,093	62,822

Adjusted (loss) earnings per share - basic	$(0.19)	$0.47	$0.17	$0.93
Adjusted (loss) earnings per share - diluted	$(0.19)	$0.43	$0.17	$0.93

Anti-dilutive amounts (o):
Numerator:
Reallocation of net (loss) income attributable to non-controlling interests from the anti-dilutive redemption of common units in CWGS, LLC (m)	$(7,473)	$—	$7,003	$37,018
Denominator:
Anti-dilutive redemption of common units in CWGS, LLC for shares of Class A common stock (n)	39,895	—	39,895	39,895
Anti-dilutive RSUs (n)	87	—	—	—

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands except per share amounts)	2026	2025	2026	2025
Reconciliation of per share amounts:
Loss per share of Class A common stock — basic	$(3.09)	$(0.64)	$(2.93)	$(0.36)
Non-GAAP Adjustments (p)	2.90	1.11	3.10	1.29
Adjusted (loss) earnings per share - basic	$(0.19)	$0.47	$0.17	$0.93

Loss per share of Class A common stock — diluted	$(3.09)	$(0.64)	$(2.93)	$(0.36)
Non-GAAP Adjustments (p)	2.90	1.11	3.10	1.29
Dilutive redemption of common units in CWGS, LLC for shares of Class A common stock (q)	—	(0.04)	—	—
Adjusted (loss) earnings per share - diluted	$(0.19)	$0.43	$0.17	$0.93

(a)	Represents the debt restructure expenses for third-party refinancing costs and loss on debt restructure for the write-off of unamortized finance costs on the refinancing of the M&T Real Estate Facility in August 2026, which was accounted for as a modification. See Note 8 – Long-Term Debt to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional information.
(b)	Represents a goodwill impairment charge of $286.7 million related to the RV and Outdoor Retail reporting unit in the third quarter of 2026. See Note 7 – Goodwill and Intangible Assets to our condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for additional information.
(c)	Represents the current and deferred income tax expense or benefit effect of the above adjustments. For the three and nine months ended September 30, 2026, the income tax impact for many of the adjustments related to the public holding company, CWH, which had a full valuation allowance against its net deferred tax assets, for which no income tax benefit or expense could be recognized. Additionally, substantially all of the goodwill impairment related to goodwill that is not deductible for income tax purposes, for which no income tax benefit was recognized. This assumption uses a blended statutory tax rate of 25.0% for the adjustments for the 2026 and 2025 periods, which represents the estimated tax rate that would apply had the above adjustments been included in the determination of our non-GAAP metric.
(d)	Represents long-lived asset impairment charges related to the RV and Outdoor Retail segment. See Note 5 – Long-Lived Asset Impairment to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional information.
(e)	Represents the (gain) loss on termination and/or remeasurement of operating leases resulting from lease termination fees and the derecognition of the operating lease assets and liabilities.
(f)	Represents an adjustment to eliminate the gains and losses on disposals and sales of various assets.
(g)	Represents SBC expense relating to employees, directors, and consultants of the Company.
(h)	Represents costs under the Transition Agreement with the Company’s former Chief Administrative and Legal Officer and Secretary. See Note 11 – Commitments and Contingencies to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional information.
(i)	Represents an adjustment to the Tax Receivable Agreement liability for the change in the determination of the realizability of future cash tax benefits underlying the estimate of future payments under the Tax Receivable Agreement. See Note 14 – Income Taxes to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
(j)	Represents losses and/or impairment on investments in equity securities and interest income relating to any notes receivable with those investments.
(k)	Represents the income tax expense relating to the significant change in the valuation allowance for deferred tax assets for CWH, the public holding company.
(l)	Represents the adjustment to net income attributable to non-controlling interests resulting from the above adjustments that impact the net income of CWGS, LLC. This adjustment uses the non-controlling interest’s weighted average ownership of CWGS, LLC of 38.5% and 38.8% for the three months ended September 30, 2026 and September 30, 2025, respectively, and 38.5% and 38.8% for the nine months ended September 30, 2026 and September 30, 2025, respectively.
(m)	Represents the reallocation of net income attributable to non-controlling interests from the impact of the assumed change in ownership of CWGS, LLC from stock options, restricted stock units, performance stock units, and/or common units of CWGS, LLC.
(n)	Represents the impact to the denominator for stock options, liability-classified awards, PSUs, RSUs, and/or common units of CWGS, LLC.
(o)	The below amounts have not been considered in our adjusted (loss) earnings per share – diluted amounts as the effect of these items is anti-dilutive. Additionally, 750,000 PSUs granted in January 2025 and 77,500 PSUs granted during the nine months ended September 30, 2026 were excluded from the calculation of our adjusted (loss) earnings per share – diluted, since they represent contingently issuable shares for which all of the necessary conditions had not been satisfied (see Note 17 — Stock-Based Compensation Plans to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q). These PSU quantities are based on target levels of performance and exclude minimum payouts, which are not contingently issuable shares.
(p)	Represents the per share impact of the Non-GAAP adjustments to net income detailed above (see (a) through (l) above).
(q)	Represents the per share impact of the assumed redemption of common units in CWGS, LLC for shares of Class A common stock, which was dilutive for the three months ended September 30, 2025.

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

The following table reconciles SG&A Excluding SBC to the most directly comparable GAAP financial performance measure:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
SG&A Excluding SBC:
SG&A	$387,084	$411,011	$1,156,248	$1,235,945
SBC - SG&A	(3,467)	(7,632)	(12,365)	(23,121)
SG&A Excluding SBC	$383,617	$403,379	$1,143,883	$1,212,824
As a percentage of gross profit	88.3%	78.0%	83.1%	78.8%

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

Acquisitions and Capital Expenditures

During the nine months ended September 30, 2026, the RV and Outdoor Retail segment purchased real property for an aggregate purchase price of $1.9 million.

Over the twelve months ended September 30, 2026, our store location count remained unchanged. During that period, we opened four new locations, re-opened one location, temporarily closed one location, and closed four locations, including certain locations that were consolidated into other store locations to improve overall cost efficiency of the remaining store locations. Over the next twelve months, our expansion of existing and new dealerships through construction and/or acquisition is expected to cost between $18.3 million and $28.1 million from a combination of business acquisitions and/or capital expenditures relating to land, buildings, and improvements. These cost estimates exclude amounts for acquired inventories, which are primarily financed through our Floor Plan Facility. Additionally, the cost estimates do not consider potential funding received through sale-leaseback transactions or other means for real estate and construction activities. We will update our cost estimates in future periodic reports, if necessary, as there are further developments. Factors that could impact the quantity of future locations or the cost to acquire or open those locations include, but are not limited to, our ability to locate potential acquisition targets or greenfield locations in a geographic area and at a cost that meets our success criteria; continued strong cash flow generation to fund these acquisitions and new locations; and availability of financing.

Tax Receivable Agreement Liability

We paid $1.4 million under the Tax Receivable Agreement during the nine months ended September 30, 2026. While we cannot currently rely on future taxable income to support realizability of our deferred tax assets and related payments due under the Tax Receivable Agreement, it may be possible that payments could be due under the Tax Receivable Agreement for the 2026 tax year. Additionally, our future ability to utilize our net operating losses and other tax attributes may be limited under Internal Revenue Code Section 382 (“Section 382”), which could delay or reduce future cash payments under our Tax Receivable Agreement. If a Section 382 limitation is triggered, it could severely restrict our annual tax savings. The payments we are obligated to make under the Tax Receivable Agreement are directly tied to the cash tax savings we actually realize; therefore, any delay or restriction in utilizing our tax attributes will directly delay the timing of our payments under the Tax Receivable Agreement and could reduce the overall amount ultimately paid out. As of September 30, 2026, we did not have a Tax Receivable Agreement liability balance recorded on our condensed consolidated balance sheet.

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

However, we cannot assure you that our cash provided by operating activities, cash and cash equivalents, registered offerings of equity under our Registration Statement on Form S-3, or cash available under our Revolving Credit Facility, our Floor Plan Facility, and our Real Estate Facilities, will be sufficient to meet our future needs. If we are unable to generate sufficient cash flows from operations in the future and if availability under our Revolving Credit Facility, our Floor Plan Facility, and our Real Estate Facilities is not sufficient, we may have to obtain financing from additional sources, including, but not limited to, debt or equity offerings. If we obtain additional capital by issuing equity, the interests of our existing stockholders will be diluted. If we incur additional indebtedness, that indebtedness may impose significant financial and other covenants that may significantly restrict our operations. We cannot assure you that we could obtain refinancing or additional financing or capital on favorable terms or at all, including the potential refinancing of our Senior Secured Credit Facilities discussed below, and particularly in light of the current macroeconomic uncertainty. See “Risk Factors — Risks Related to our Business — Our ability to operate and expand our business and to respond to changing business and economic conditions will depend on the availability of adequate capital” included in Part I, Item 1A of our Annual Report.

As of September 30, 2026, December 31, 2025, and September 30, 2025, we had working capital of $443.9 million, $435.1 million, and $540.7 million, respectively, including $263.8 million, $215.0 million, and $230.5 million, respectively, of cash and cash equivalents. Within current liabilities, which are deducted from current assets to calculate our working capital, we had deferred revenues of $88.9 million, $90.5 million, and $98.3 million as of September 30, 2026, December 31, 2025, and September 30, 2025, respectively. Deferred revenues primarily consist of cash collected for roadside assistance contracts and club memberships in advance of services to be provided, which is deferred and recognized as revenue over the life of the contract or membership, our Good Sam Club loyalty points liability, and deferred revenues for the annual campground guide. We use net proceeds from this deferred membership revenue to lower our long-term borrowings and finance our working capital needs. Our Floor Plan Facility includes a flooring line aggregate interest reduction (“FLAIR”) offset account that allows us to transfer cash as an offset to the payables under the Floor Plan Facility. There was no significant FLAIR offset amount as of September 30, 2026, which typically would have been available to be withdrawn while remaining in compliance with the financial covenants of the Floor Plan Facility. Cash may be transferred from the FLAIR offset account to cash and cash equivalents at our discretion.

Seasonality

We have experienced, and expect to continue to experience, variability in revenue, net income, and cash flows as a result of annual seasonality in our business (see Note 1 — Summary of Significant Accounting Policies — Seasonality to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q).

Cash Flow

The following table shows summary cash flow information:

	Nine Months Ended September 30,
($ in thousands)	2026	2025
Net cash provided by operating activities	$488,008	$95,236
Net cash used in investing activities	(32,715)	(226,071)
Net cash (used in) provided by financing activities	(406,580)	152,926
Net increase in cash and cash equivalents	$48,713	$22,091

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

Net cash provided by operating activities was $488.0 million in the nine months ended September 30, 2026, an increase of $392.8 million from $95.2 million of net cash provided by operating activities in the nine months ended September 30, 2025. The increase was primarily due to a $483.9 million change in the working capital adjustment for inventory, a $286.7 million goodwill impairment charge, a $149.2 million change in the Tax Receivable Agreement liability adjustment, an $18.5 million increase in long-lived asset impairment, a $13.7 million increase in the working capital adjustment for other, net, a $9.1 million change in the working capital adjustment for receivables and contracts in transit, and a $7.8 million increase in the working capital adjustment for prepaid and other assets, partially offset by a $306.5 million reduction in net income, a $213.6 million reduction in deferred income taxes, a $32.5 million reduction in the working capital adjustment for accounts payable and other accrued expenses, a $12.3 million reduction in the working capital adjustment for deferred revenues, and a $10.7 million reduction in SBC.

Investing activities. Our investment in business activities primarily consists of expanding our operations through organic growth and the acquisition of RV dealership locations. Substantially all of our new RV dealership locations and capital expenditures have been financed using cash provided by operating activities and borrowings under our various credit facilities, other long-term debt, proceeds from registered offerings of our Class A common stock, and finance lease arrangements, as applicable (see “Liquidity and Capital Resources — Summary of Credit Facilities, Other Long-Term Debt, and Finance Lease Arrangements” in Part I, Item 2 of this Form 10-Q).

The table below summarizes our capital expenditures:

	Nine Months Ended September 30,
($ in thousands)	2026	2025
IT hardware and software	$40,023	$15,866
Greenfield and acquired dealership locations	6,905	11,500
Existing store locations	43,247	54,646
Corporate and other	38	2,118
Total capital expenditures	$90,213	$84,130

Our capital expenditures consist primarily of investing in information technology, hardware, and software, acquired and greenfield retail and RV dealership locations, and existing retail locations. The expected minimum capital expenditures relating to new dealerships and real estate purchases through September 30, 2027 are discussed above. As of September 30, 2026, we had entered into contracts for construction, including remodels, new buildings, or other projects for an aggregate future capital expenditures commitment of $8.3 million. There were no other material commitments for capital expenditures as of September 30, 2026.

Net cash used in investing activities was $32.7 million for the nine months ended September 30, 2026. The $32.7 million of cash used in investing activities was primarily comprised of $90.2 million of capital expenditures primarily related to retail locations and property and equipment related to IT hardware and software, $7.7 million for the purchase of other investments, and $7.1 million for the acquisition of RV dealerships, net of cash acquired, partially offset by $68.0 million of proceeds from the sale or disposal of real property and $5.7 million of proceeds from other investments.

Net cash used in investing activities was $226.1 million for the nine months ended September 30, 2025. The $226.1 million of cash used in investing activities was primarily comprised of $122.8 million for the purchase of real property, $84.1 million of capital expenditures primarily related to retail locations, $81.2 million for the acquisition of RV dealerships, net of cash acquired and $11.0 million of deposits paid in 2024 for these 2025 acquisitions, partially offset by $53.8 million of proceeds from the sale of real property and $11.0 million of proceeds from a business divestiture.

Financing activities. Our financing activities primarily consist of proceeds from the issuance of debt, the repayment of principal, cash dividends to holders of Class A common stock, and cash distributions to holders of CWGS, LLC common units.

Our net cash used in financing activities was $406.6 million for the nine months ended September 30, 2026. The $406.6 million of cash used in financing activities was primarily due to $347.1 million of net payments on borrowings under the Floor Plan Facility, payments totaling $183.9 million on long-term debt, and $5.7 million of payments on finance leases, partially offset by $132.8 million of proceeds from long-term debt relating to the A&R Mortgage Facility.

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

Summary of Credit Facilities, Other Long-Term Debt, and Finance Lease Arrangements

As of September 30, 2026, we had outstanding debt in the form of our Senior Secured Credit Facilities, our Floor Plan Facility, our Real Estate Facilities, other long-term debt, and finance lease obligations. We may from time to time seek to refinance, retire or exchange our outstanding debt. Such refinancings, repayments or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

In October 2026, we announced that we are exploring the refinancing of our existing Senior Secured Credit Facilities with the goal of increasing our financial flexibility. We are considering a range of possible refinancing alternatives, which may include a new term loan and other senior secured debt. Consummation of the potential refinancing is subject to market and other customary conditions, including, among other things, the execution of definitive documentation. There can be no assurances as to the terms and conditions on which a potential refinancing may be consummated, the timing of any potential refinancing, or that the potential refinancing will be consummated at all.

As of September 30, 2026, the Term Loan Facility matures on June 3, 2028, and the Revolving Credit Facility matures on March 3, 2028. The Floor Plan Facility matures on February 18, 2030; however, its maturity will spring to March 5, 2028 if the Term Loan Facility has not been repaid, refinanced, or defeased, or had its maturity extended to a date at least 180 days after February 18, 2030.

The following table shows a summary of the outstanding balances, current portion, and remaining available borrowings under our credit facilities, other long-term debt and finance lease arrangements (see definitions and further details in Note 4 – Inventories and Floor Plan Payables, Note 8 – Long-Term Debt, and Note 9 – Lease Obligations to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q) as of September 30, 2026:

			Current	Remaining
($ in thousands)	Outstanding		Portion	Available
Floor Plan Facility:
Notes payable - floor plan	$1,254,357		$1,254,357	$823,156	(1)
Revolving line of credit	—		—	70,000	(2)
Senior Secured Credit Facilities:
Term Loan Facility	1,284,057		14,015	—
Revolving Credit Facility	—		—	22,750	(3)
Other:
Real Estate Facilities	132,029	(4)	6,839	42,213
Other long-term debt	7,328		3,014	—
Finance lease obligations	131,075		8,812	—
	$2,808,846		$1,287,037	$958,119

(1)	The unencumbered borrowing capacity for the Floor Plan Facility represents the additional borrowing capacity less any accounts payable for sold inventory and less any purchase commitments. Additional borrowings are subject to the vehicle collateral requirements under the Floor Plan Facility. The Floor Plan Facility also includes an accordion feature allowing us, at our option, to request to increase the aggregate amount of the floor plan notes payable in $50.0 million increments up to a maximum amount of $300.0 million. The Floor Plan Lenders are not under any obligation to provide commitments in respect of any future increase under the accordion feature. In February 2025, FreedomRoads, LLC entered into an amendment to the Floor Plan Facility, which (a) increased the commitment for floor plan borrowings by $300.0 million to $2.15 billion, (b) increased the commitment for the letter of credit facility by $15.0 million to $45.0 million, and (c) extended the maturity date from September 30, 2026 to the earlier of, if applicable, (i) February 18, 2030 or (ii) March 5, 2028, if the Company’s Term Loan Facility (as defined and discussed in Note 8 — Long-Term Debt to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q) has not been repaid, refinanced, or defeased, or had its maturity extended to a date at least 180 days after February 18, 2030.
(2)	The revolving line of credit borrowings are subject to a borrowing base calculation but were not limited as of September 30, 2026.
(3)	The Revolving Credit Facility remaining available balance was reduced by outstanding undrawn letters of credit. The Credit Agreement requires compliance with a Total Net Leverage Ratio covenant when borrowings on the Revolving Credit Facility (excluding certain amounts relating to letters of credit) are over a 35%, or $22.8 million, threshold (Note 8 – Long-Term Debt to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q). The otherwise remaining available borrowings of $60.1 million were reduced by $37.3 million to $22.8 million in light of this financial covenant as of September 30, 2026.
(4)	Additional borrowings on the Real Estate Facilities are subject to a debt service coverage ratio covenant and to the property collateral requirements under the Real Estate Facilities. In August 2026, we amended and restated the M&T Real Estate Facility to extend the maturity to August 2031 and retained our option to request an additional $100.0 million of principal capacity. The lenders under the M&T Real Estate Facility are not under any obligation to provide commitments in respect of any such increase.

As of September 30, 2026 and September 30, 2025, the applicable interest rate for the floor plan notes payable under the Floor Plan Facility was 5.70% and 6.29%, respectively. As of September 30, 2026 and September 30, 2025, the average interest rate for the Term Loan Facility was 6.52% and 6.78%, respectively. Our combined floor plan interest expense and other interest expense, net decreased $11.7 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily as a result of reduced interest rates for our Term Loan Facility, our Floor Plan Facility and our Real Estate Facilities, and reduced borrowings on our Term Loan Facility and Real Estate Facilities, partially offset by increased average borrowings on the Floor Plan Facility.

Sale/Leaseback Arrangements

We have in the past and may in the future enter into sale-leaseback transactions to finance certain property acquisitions and capital expenditures, pursuant to which we sell property and/or leasehold improvements to third parties and agree to lease those assets back for a certain period of time. Such sales generate proceeds which vary from period to period. During each of the nine months ended September 30, 2026 and 2025, we entered into sale-leaseback transactions for three properties, each associated with store locations in the RV and Outdoor Retail segment, and received consideration of $11.0 million and $40.2 million of cash, respectively. We recorded a $0.6 million loss and a $0.1 million gain for the nine months ended

September 30, 2026 and September 30, 2025, respectively, that was included in (gain) loss on sale or disposal of assets in the condensed consolidated statements of operations. In 2026, we entered into a 19-year lease agreement as the lessee with the buyer for two of the properties, and a 12.5-year lease agreement as the lessee with the buyer for one of the properties. In 2025, we entered into 17-year lease agreements as the lessee with the buyers of two of the properties, and a 19-year lease agreement as the lessee with the buyer of one of the properties.

Deferred Revenue

Deferred revenue consists of our sales for products not yet recognized as revenue at the end of a given period. Our deferred revenue as of September 30, 2026 was $139.3 million.

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

Other than Goodwill — Impairment discussed below, there has been no material change in our critical accounting policies and estimates from those previously reported and disclosed in our Annual Report.

Goodwill — Impairment

Goodwill is reviewed at least annually for impairment on October 1 and we evaluate our reporting units for potential triggering events on a quarterly basis. For the annual goodwill impairment test or when we determine there has been a triggering event for a reporting unit, we have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If the qualitative assessment leads to a determination that the fair value of a reporting unit is more likely than not less than its carrying value, or if we elect to bypass the qualitative assessment altogether, we perform a quantitative impairment test by calculating the fair value of the reporting unit and comparing the fair value with its associated carrying value. When we perform the quantitative test for goodwill, we establish the fair value for the reporting unit based on a combination of the income approach, in which a discounted cash flow model is utilized, and the market approach, in which market multiples of comparable companies are utilized. The income approach requires the use of significant estimates and assumptions, including forecasted revenue growth, EBITDA projections, and discount rates and changes in these assumptions may adversely impact the fair value assessments. The market approach requires significant assumptions related to the selection of comparable publicly traded companies and the market multiples. Significant negative industry or macroeconomic trends, disruptions to our business, changes in customer behavior, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of the assets or in entity structure, and divestitures may adversely impact the assumptions used in the valuations. In the event the fair value of a reporting unit is less than the carrying value, we would recognize an impairment charge for the amount by which the carrying amount of the reporting unit exceeds the fair value.

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

As of October 1, 2025, we performed the quantitative assessment for all of our reporting units with goodwill balances and determined that their fair values exceeded the carrying value for each reporting unit, and as such, goodwill was not considered impaired. As of December 31, 2025, the RV and Outdoor Retail reporting unit was allocated $723.5 million of our goodwill, which represented 96.6% of our total goodwill. The RV and Outdoor Retail reporting unit’s fair value exceeded its carrying value by 11% and the remaining reporting units’ fair values exceeded their carrying values by a significant amount.

During the three months ended September 30, 2026, our financial performance was below the forecasts utilized in the most recent interim goodwill impairment test as of June 30, 2026 (“Q2 26 Interim Goodwill Test”), driven by continued pressure on new RV industry demand and promotional pricing pressure in core travel trailer offerings. After considering this performance, the sustained decline in our share price, and other factors, we concluded that it was more likely than not that the fair value of the RV and Outdoor Retail reporting unit was less than its carrying value as of September 30, 2026. Macroeconomic factors impacting the industry in the third quarter of 2026 included further increases in consumer interest rates, elevated diesel fuel prices, and further declines in consumer sentiment, all of which exceeded the assumptions underlying the Q2 26 Interim Goodwill Test.

We performed the quantitative assessment for the RV and Outdoor Retail reporting unit and determined that a goodwill impairment of $286.7 million was recorded for the three and nine months ended September 30, 2026. As of September 30, 2026, the RV and Outdoor Retail reporting unit was allocated $439.1 million of our goodwill, after the goodwill impairment, which represents 94.5% of our total goodwill. Following the impairment, the RV and Outdoor Retail reporting unit’s fair value equals its carrying value.

Of the key assumptions to the determination of fair value discussed above for the RV and Outdoor Retail reporting unit, (i) revenue and EBITDA projections, (ii) discount rate, and (iii) market multiples of comparable public companies are subject to the most uncertainty and could negatively impact the fair value of the RV and Outdoor Retail reporting unit. For instance, uncertainties associated with these key assumptions include:

i.	Projections: the expected timing of the next upswing for the RV industry and the impact to RV gross margins from variations in average selling prices and related cost of RVs, which could be negatively impacted by an extended delay in the growth of the RV industry, our inability to gain market share, customer demand or competition pressure on average selling prices of RVs, and/or increased procurement costs of inventory. As of the September 30, 2026 test date, a 100-basis point decrease in the terminal growth rate would have resulted in an additional impairment of goodwill being recognized of $38.3 million when estimating the fair value of the RV and Outdoor Retail reporting unit.
ii.	Discount Rate: the general and industry-specific macroeconomic environment, which could be negatively impacted by higher inflation, higher unemployment, higher interest rates, further declines in consumer sentiment, and/or a reduction in consumer spending, particularly within our industry. As of the September 30, 2026 test date, a 100-basis point increase in the discount rate would have resulted in an additional impairment of goodwill being recognized of $68.0 million when estimating the fair value of the RV and Outdoor Retail reporting unit.
iii.	Market Multiples: the industry-specific macroeconomic environment, which could be negatively impacted by downward stock market trends that, in turn, can be driven by similar factors as the discount rate, as discussed above. As of the September 30, 2026 test date, a 1.0x decrease in the EBITDA multiple assumption would have resulted in an additional impairment of goodwill being recognized of $69.4 million when estimating the fair value of the RV and Outdoor Retail reporting unit. A revenue multiple, instead of an EBITDA multiple, was applied to a portion of the RV and Outdoor Retail reporting unit that represents less than 10% of the reporting unit’s estimated fair value.

See Note 7 — Goodwill and Intangible Assets to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

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

Based on September 30, 2026 debt levels (see Liquidity and Capital Resources — Summary of Credit Facilities, Other Long-Term Debt, and Finance Lease Arrangements in Part I, Item 2 of this Form 10-Q), an increase or decrease of 100 basis points in the effective interest rate would cause an increase or decrease in interest expense:

•under our Floor Plan Facility of approximately $12.5 million over the next 12 months;

•under our Term Loan Facility of $12.8 million over the next 12 months;

•under our Real Estate Facilities of approximately $1.3 million over the next 12 months; and

•under our Other Long-Term Debt would be immaterial.

The interest rate exposure on the Floor Plan Facility was the only significant change from the quantitative analysis performed as of December 31, 2025, since the outstanding balance of the notes payable — Floor plan, net decreased $349.3 million during the nine months ended September 30, 2026.

See “Results of Operations” and “Summary of Credit Facilities, Other Long-Term Debt, and Finance Lease Arrangements” in Part I, Item 2 of this Form 10-Q for a discussion of interest expense for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.

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

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Form 10-Q. Based on our management’s evaluation, our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control performed during the fiscal quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As a business that relies on consumer discretionary spending, we have in the past and may in the future be adversely affected if our customers reduce, delay or forgo their purchases of our services, protection plans and products as a result of:

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

Decreases in Active Customers, average spend per customer, or retention and renewal rates for our Good Sam services and plans have, at times, negatively affected and could in the future negatively affect our financial performance, and a prolonged period of depressed consumer spending could have a material adverse effect on our business. For instance, our Active Customers declined in 2025. In prior years and to some extent in 2025, promotional activities and decreased demand for consumer products affected our profitability and margins, and this negative impact could return or worsen in future periods. In addition, adverse economic conditions may result in an increase in our operating expenses due to, among other things, higher costs of labor, energy, equipment and facilities, as well as higher tariffs. Due to fluctuations in the U.S. economy, our sales, operating and financial results for a particular period are difficult to predict, making it difficult to forecast results for future periods. Additionally, we are subject to economic fluctuations in local markets that may not reflect the economic conditions of the U.S. economy. Any of the foregoing factors could have a material adverse effect on our business, financial condition and results of operations.

In addition, the success of our recurring Good Sam services and plans, as well as our RV and outdoor retail business, depends, in part, on our customers’ use of certain RV websites and/or the purchase of services, protection plans, products and resources through participating merchants, as well as the health of the RV industry generally.

In addition, during recent periods we have faced, and may continue to face, increased competition from other businesses with similar product and service offerings. For example, our competitors have listed RVs at or below cost. As a result, we responded and may need to further respond by establishing pricing, marketing and other programs or by seeking out additional strategic alliances or acquisitions that may be less favorable to us than we could otherwise establish or obtain in more favorable economic environments. Such programs have adversely impacted our gross margin, operating margin and selling, general and administrative expenses. In addition, declines in the national economy could cause partners who participate in our programs to go out of business. Should the number of partners entering bankruptcy rise, it is likely that the number of uncollectible accounts would also rise. These factors could have a material adverse effect on our business, financial condition and results of operations.

In February 2026, the United States and Israel launched coordinated military strikes against Iran, which retaliated with missile attacks across the region. Although we do not have material operations in the Middle East, the ongoing conflict and any further escalation have led, and could continue to lead, to significant disruption of global energy supplies and increases in global energy prices, which could reduce consumer demand for RVs and apply downward pressure on average selling prices, particularly given the seasonal nature of our business and our reliance on discretionary consumer spending during peak spring and summer selling months. The conflict could also heighten inflationary pressures on our input costs and supply chain, adversely affect global supply chains, energy markets, commodity prices, currency exchange rates, interest rates, financial markets and overall macroeconomic conditions, increase our borrowing costs under our variable-rate credit facilities, reduce the availability or increase the cost of debt financing, and adversely impact consumer spending patterns in markets in which we operate. While the impacts of the conflict between the United States, Israel and Iran may have an adverse effect on our business, financial condition and results of operations, we are unable to predict the extent or nature of these impacts at this time.

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

We have been named in the past, are currently named and may be named in the future as defendants of class action lawsuits, including wage and hour class action litigation. We have been and currently are subject to securities class action litigation and may be subject to similar or other litigation in the future. For information regarding these lawsuits, refer to Note 11 – Commitments and Contingencies – Litigation to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

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

We have incurred, and could incur, asset impairment charges for goodwill, intangible assets or other long-lived assets.

We have a significant amount of goodwill, intangible assets and other long-lived assets. At least annually, we review goodwill for impairment. Long-lived assets, operating lease assets, identifiable intangible assets and goodwill are also reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable from future cash flows. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. If the carrying value of a long-lived asset is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value. Our determination of future cash flows, future recoverability and fair value of our long-lived assets as well as the reporting unit fair value used in our goodwill analysis include significant estimates and assumptions. Changes in those estimates or assumptions or lower than anticipated future financial performance have resulted in, and may in the future result in, the identification of an impaired asset and a noncash impairment charge, which could be material. For example, during the third quarter of 2026, we recognized a material goodwill impairment charge of $286.7 million relating to our RV and Outdoor Retail reporting unit. Following this impairment, the fair value of the RV and Outdoor Retail reporting unit equals its carrying value, and any further decline in our projected results, increase in discount rates or decrease in market multiples of comparable companies could result in additional impairment charges, which could be material. See Note 5 ─ Restructuring and Long-Lived Asset Impairment to our consolidated financial statements included in Item 8 of Part II of our Annual Report for a discussion of impairment charges for the year ended December 31, 2025 and Note 7 ─ Goodwill and Intangible Assets to our Unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q. We may in the future identify additional impairment charges and any such charges could adversely affect our business, financial condition and results of operations.

Our ability to operate and expand our business and to respond to changing business and economic conditions will depend on the availability of adequate capital.

The operation of our business, the rate of our expansion and our ability to respond to changing business and economic conditions depend on the availability of adequate capital, which in turn depends partly on cash flow generated by our business. We also require sufficient cash flow to meet our obligations under our existing debt agreements. (See “Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Description of Senior Secured Credit Facilities and Floor Plan Facility” in Item 7 of Part II of our Annual Report). We cannot assure you that our cash flow from operations or cash available under our financing agreements, including our $65.0 million revolving credit facility (the “Revolving Credit Facility”) or our floor plan financing through the Floor Plan Facility, will be sufficient to meet our needs. If we are unable to generate sufficient cash flows from operations in the future, and if availability under our Revolving Credit Facility or our Floor Plan Facility is not sufficient, or if additional borrowings under our Real Estate Facilities (as defined in Note 10 — Long-Term Debt to our consolidated financial statements included in Item 8 of Part II of our Annual Report) are unavailable, we may have to obtain additional financing. If we obtain additional capital by issuing equity, the interests of our existing stockholders will be diluted. If we incur additional indebtedness, that indebtedness may contain significant financial and other covenants that may significantly restrict our operations.

In October 2026, we announced that we are exploring the refinancing of our Senior Secured Credit Facilities. Our ability to refinance our indebtedness on acceptable terms, or at all, will depend on, among other things, conditions in the credit markets, prevailing interest rates, our financial performance and leverage, and our credit ratings, many of which are beyond our control. Any refinancing may bear interest at higher rates than our existing indebtedness, may require us to pay significant fees and expenses, and may contain covenants that are more restrictive than those in our existing agreements.

Our Term Loan Facility matures on June 3, 2028 and our Revolving Credit Facility matures on March 3, 2028. In addition, the maturity of our Floor Plan Facility, which is otherwise February 18, 2030, will accelerate to March 5, 2028 if, by that date, our Term Loan Facility has not been repaid, refinanced, or defeased, or had its maturity extended to a date at least 180 days after February 18, 2030.

If we are unable to refinance our Senior Secured Credit Facilities on acceptable terms before the Term Loan Facility’s maturity, or before March 5, 2028 in the case of the Floor Plan Facility, we may not have sufficient liquidity to repay our indebtedness or to finance our new and used vehicle inventory, which would have a material adverse effect on our business, financial condition and results of operations. In addition, substantially all of our borrowings bear interest at variable rates, and increases in interest rates, such as the increase in the federal funds rate in September 2026, increase our interest expense and reduce the cash flow available for our operations.

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

During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.  Exhibits

Exhibits Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Camping World Holdings, Inc.	10-Q	001-37908	3.1	11/10/16

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Camping World Holdings, Inc., dated May 16, 2025	8-K	001-37908	3.1	5/19/25

3.3	Amended and Restated Bylaws of Camping World Holdings, Inc.	10-Q	001-37908	3.2	5/1/25

4.1	Specimen Stock Certificate evidencing the shares of Class A common stock	S-1/A	333-211977	4.1	9/13/16

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.1	Amended and Restated Credit Agreement, dated August 25, 2026, by and among subsidiaries of FRHP Lincolnshire, LLC (as borrowers), Manufacturers and Traders Trust Company, as administrative agent, and the other lenders party thereto	8-K	001-37908	10.1	8/31/26

10.2	Employment Transition and Release Agreement, effective as of July 29, 2026, by and between Lindsey J. Christen, Camping World Holdings, Inc. and CWGS Enterprises, LLC	10-Q	001-37908	10.5	7/31/26

10.3

Amendment No. 1 to Ninth Amended and Restated Credit Agreement, dated October 19, 2026, among FreedomRoads, LLC, as the company and a borrower, certain subsidiaries of FreedomRoads, LLC, as subsidiary borrowers, Bank of America, N.A., as administrative agent, and the lenders party thereto

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

Camping World Holdings, Inc.

Date: November 5, 2026	By:	/s/ Thomas E. Kirn
Thomas E. Kirn
Chief Financial Officer

(Principal Financial Officer and Principal Accounting Officer)